Form 10QSB
period 2002-03-31
PLUMAS BANCORP
filed 2002-05-13
CIK 1168455

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB

(Mark One)
[X]	Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2001, OR

[ ]	Transition report under Section 13 or 15(d) of the Exchange Act for the transition period from ___________ to ___________ .

Commission file number: 333-84534

PLUMAS BANCORP

(Exact name of Small Business Issuer as Specified in Its Charter)

CALIFORNIA	75-2987096

(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

35 S. LINDAN AVENUE, QUINCY, CALIFORNIA 95971

(Address of Principal Executive Offices)

(530) 283-7305

(Issuer’s Telephone Number, Including Area Code)

Not Applicable

(Former Name, Former Address and Former fiscal Year,
if Changed Since Last Report)

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: common stock 100 shares outstanding as of May 7, 2002.

PLUMAS BANCORP AND SUBSIDIARY
UNAUDITED CONSOLIDATED BALANCE SHEET

March 31, 2002

Assets
Cash and due from banks	$19,824

Total Assets	$19,824

Liabilities and Shareholders’ Deficit
Notes payable	$35,000
Interest payable	162

Total Liabilities	35,162

Shareholders’ Deficit:
Serial preferred stock — no par value; none issued
Common stock — no par value, 10,000,000 shares authorized, 100 shares issued and outstanding	150
Accumulated deficit	(15,488)

Total Shareholders’ Deficit	(15,338)

Total Liabilities and Shareholders’ Deficit	$19,824

PLUMAS BANCORP AND SUBSIDIARY
UNAUDITED CONSOLIDATED STATEMENT OF OPERATIONS

For the Period
January 17, 2002
(date of inception) to
March 31, 2002

Interest income	$—
Interest expense on notes payable	162

Net interest expense	162
Non-interest expenses:
Professional fees	11,142
Filing fees	4,184

Total other expenses	15,326
Loss before income taxes	15,488
Income taxes	—

Net loss	$15,488

PLUMAS BANCORP AND SUBSIDIARY
UNAUDITED CONSOLIDATED STATEMENT OF CASH FLOWS

For the Period
January 17, 2002
(date of inception) to
March 31, 2002

Cash flows from operating activities:
Net loss	$(15,488)
Adjustments to reconcile net income to net cash provided by operating activities:
Increase in interest payable	162

Net cash used in operating activities	(15,326)
Cash flows from financing activities:
Increase in notes payable	35,000
Proceeds from common stock	150

Net cash provided by financing activities	35,150

Increase in cash and cash equivalents	19,824
Cash and cash equivalents at beginning of period	—

Cash and cash equivalents at end of period	$19,824

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Balance Sheet, Statement of Operations, Statement of Cash Flows and Notes as required by Item 303 of Regulation S-B have been attached.

Notes to Consolidated Financial Statements

(1) ORGANIZATION

Plumas Bancorp (the “Company”) was incorporated under the laws of the state of California on January 17, 2002 for the purpose of becoming a bank holding company for Plumas Bank (the “Bank”). The Company, the Bank and Plumas Merger Corporation, a California corporation and wholly owned subsidiary of the Company (the “Subsidiary”) entered into a Plan of Reorganization and Merger Agreement dated as of April 3, 2002 (the “Agreement”), pursuant to the terms of which the Bank will become a wholly owned subsidiary of the Company, with the present shareholders of the Bank receiving one share of the common stock of the Company for each share of the common stock of the Bank held by them (the “Merger”). Consummation of the transaction contemplated by the Agreement is conditioned upon approval by various state and federal agencies and by the shareholders of the Bank. During the period ended March 31, 2002, the Company and the Subsidiary’s only activity related to legal costs associated with the formation of the Company and the Subsidiary.

In the opinion of management, the unaudited financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the Company and the Subsidiary’s consolidated financial position at March 31, 2002 and the results of operations and the cash flows for the period January 17, 2002 (inception date) to March 31, 2002.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

As of the date of this report, the Merger has not yet been consummated. The Company does not lease or own any property and has not paid any remuneration to any employee or director. Operations of the Company have been limited to legal and regulatory expenses necessary to commence operations.

PART II — OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

As of the date of this report, there are no material legal proceedings against the Company.

ITEM 2. CHANGES IN SECURITIES

As of the date of this report, only 100 shares of the Company’s common stock are outstanding; there is no market for the common stock; and no dividends have been paid on the common stock.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

As of the date of this report, there are no defaults or delinquencies relating to the stock of the Company.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

As of the date of this report, no matter has been submitted to a vote of security holders.

ITEM 5. OTHER INFORMATION

Not applicable.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

As of the date of this report, no reports on Form 8-K have been filed during the quarter for which this report is filed.

SIGNATURES

In accordance with the Exchange Act, the registrant has caused this report on Form 10-QSB for the quarterly period ended March 31, 2002, to be signed on its behalf by the undersigned, thereunto duly authorized.

PLUMAS BANCORP

     Date: May 7, 2002

/s/ DOUGLAS N. BIDDLE Douglas N. Biddle EVP and Chief Financial Officer

/s/ WILLIAM E. ELLIOTT William E. Elliott President and Chief Executive Officer