Form 10QSB
period 2002-06-30
PLUMAS BANCORP
filed 2002-08-14
CIK 1168455

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED June 30, 2002

☐	TRANSITION REPORT UNDER SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE TRANSITION PERIOD FROM ____________ TO ____________

COMMISSION FILE NUMBER: 000-49883

PLUMAS BANCORP

(Name of small business issuer in its charter)

California (State or other jurisdiction of incorporation or organization)	75-2987096 (I.R.S. Employer Identification No.)

35 S. Lindan Avenue, Quincy, California (Address of principal executive offices)	95971 (Zip code)

Issuer’s telephone number (530) 283-7305

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  ☒    No  ☐

State the number of shares outstanding of each of the issuer’s classes of common equity, as of August 8, 2002. 2,135,199 shares

Transitional Small business Disclosure Format (check one)

Yes  ☐    No  ☒

PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENT
CONSOLIDATED BALANCE SHEET
CONSOLIDATED STATEMENT OF INCOME
CONSOLIDATED STATEMENT OF CASH FLOWS
CONSOLIDATED STATEMENT OF CASH FLOWS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
PART II — OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
ITEM 2. CHANGES IN SECURITIES
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
ITEM 5. OTHER INFORMATION
ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K
SIGNATURES
EXHIBIT 10.1
EXHIBIT 10.2
EXHIBIT 10.3
EXHIBIT 10.4
EXHIBIT 10.5
EXHIBIT 10.6
EXHIBIT 10.7
EXHIBIT 10.8
EXHIBIT 10.9
EXHIBIT 10.10
EXHIBIT 10.11
EXHIBIT 10.12
EXHIBIT 10.13
EXHIBIT 10.14
EXHIBIT 10.15
EXHIBIT 10.16
EXHIBIT 10.17
EXHIBIT 10.18
EXHIBIT 10.19
EXHIBIT 10.20
EXHIBIT 10.21
EXHIBIT 10.22
EXHIBIT 10.23
EXHIBIT 10.24
EXHIBIT 10.25
EXHIBIT 10.26
EXHIBIT 10.27
EXHIBIT 10.28
EXHIBIT 10.29
EXHIBIT 10.30
EXHIBIT 10.31
EXHIBIT 10.32
EXHIBIT 10.33
EXHIBIT 10.34
EXHIBIT 10.35
EXHIBIT 10.36
EXHIBIT 10.37
EXHIBIT 10.38
EXHIBIT 10.39
EXHIBIT 10.40
EXHIBIT 10.41

PART I — FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENT

PLUMAS BANCORP

CONSOLIDATED BALANCE SHEET

(In thousands, except share data)

	June 30,	December 31,
	2002	2001

	(Unaudited)	(Audited)
Assets
Cash and due from banks	$14,395	$10,088
Federal funds sold	10,000	20,000
Loans held for sale	801	649
Investment securities (market value of $44,049 at June 30, 2002 and $46,275 at December 31, 2001)	43,619	45,843
Loans less allowance for loan losses of $2,486 at June 30, 2002 and $2,153 at December 31, 2001	198,569	180,775
Bank premises and equipment, net	8,826	8,133
Intangible assets, net	758	825
Accrued interest receivable and other assets	9,312	8,777

Total assets	$286,280	$275,090

Liabilities and Shareholders’ Equity
Deposits:
Non-interest bearing	$60,054	$53,543
Interest bearing	202,718	198,663

Total deposits	262,772	252,206
Accrued interest payable and other liabilities	2,027	2,267

Total liabilities	264,799	254,473

Shareholders’ equity:
Preferred stock, no par value; 10,000,000 shares authorized, no shares issued or outstanding	—	—
Common stock, no par value; 20,000,000 shares authorized, 2,131,119 and 2,128,223 shares issued and outstanding at June 30, 2002 and December 31, 2001	2,365	2,347
Additional paid-in capital	1,291	1,276
Retained earnings	17,562	16,846
Accumulated other comprehensive income	263	148

Total shareholders’ equity	21,481	20,617

Total liabilities and shareholders’ equity	$286,280	$275,090

See notes to consolidated financial statements.

PLUMAS BANCORP

CONSOLIDATED STATEMENT OF INCOME

(In thousands, except share data)

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,

	2002	2001	2002	2001

	(Unaudited)		(Unaudited)

Interest Income:
Interest and fees on loans	$3,942	$4,059	$7,806	$8,119
Interest on investment securities:
Taxable	492	561	974	1,217
Exempt from Federal income taxes	37	32	73	63
Interest on Federal funds sold	46	58	104	119
Interest on loans held for sale	9	29	19	33

Total interest income	4,526	4,739	8,976	9,551

Interest Expense:
Interest on deposits	980	1,687	2,050	3,525
Other	1	1	1	1

Total interest expense	981	1,688	2,051	3,526

Net interest income before provision for loan losses	3,545	3,051	6,925	6,025
Provision for Loan Losses	300	300	525	450

Net interest income after provision for loan losses	3,245	2,751	6,400	5,575
Non-Interest Income:
Service charges	489	414	919	784
Gain on sale of loans, net	36	127	25	123
Gain (loss) on sale of available-for-sale investment securities, net	2	29	62	(30)
Gain on sale of other real estate owned	—	—	—	78
Earnings on cash surrender value of life insurance policies	54	53	108	107
Other income	207	175	404	316

Total non-interest income	788	798	1,518	1,378

Non-Interest Expense:
Salaries and employee benefits	1,485	1,433	3,039	2,842
Occupancy and equipment	422	352	821	708
Other expense	931	785	1,723	1,495

Total non-interest expenses	2,838	2,570	5,583	5,045

Income before income taxes	1,195	979	2,335	1,908
Income Tax Expense	475	363	916	702

Net income	$720	$616	$1,419	$1,206

Basic earnings per share	$0.34	$0.29	$0.67	$0.58

Diluted earnings per share	$0.33	$0.28	$0.65	$0.56

See notes to consolidated financial statements.

PLUMAS BANCORP

CONSOLIDATED STATEMENT OF CASH FLOWS
(In thousands)

	For the Six Months
	Ended June 30,

	2002	2001

	(Unaudited)	(Unaudited)

Cash Flows from Operating Activities:
Net income	$1,419	$1,206
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	525	450
Deferred loan origination fees, net	(153)	12
Depreciation, amortization and accretion, net	492	423
Net realized gain on available-for-sale investment securities	(62)	(30)
Amortization of investment security premiums	84	34
Accretion of investment security discounts	(64)	(17)
Net gain (loss) on sale of premises and equipment and other real estate	6	(81)
Write down of held-to-maturity investment security	—	60
Write down of other real estate to market value	—	—
Net increase in loans held for sale	(152)	(1,873)
Increase in cash surrender value of life insurance	(108)	(107)
Net (increase) decrease in accrued interest receivable and other assets	(22)	355
Net decrease in accrued interest payable and other liabilities	(240)	(41)
Deferred taxes, net	24	(34)

Net cash provided by operating activities	1,749	357

Cash Flows from Investing Activities:
Proceeds from matured and called available-for-sale investment securities	13,996	5,450
Proceeds from matured and called held-to-maturity investment securities	3,699	6,695
Proceeds from sales of available-for-sale investment securities	530	2,952
Purchases of available-for-sale investment securities	(15,977)	(2,191)
Purchases of held-to-maturity investment securities	(685)	(103)
Proceeds from principal repayments from available-for-sale government-guaranteed mortgage-backed securities	431	306
Proceeds from principal repayments from held-to-maturity government-guaranteed mortgage-backed securities	468	80
Net increase in loans	(18,166)	(13,639)
Proceeds from sale of other real estate	—	113
Purchase of premises and equipment	(1,124)	(788)
Proceeds from sale of equipment	—	8
Deposits on single premium cash surrender value life insurance policies	(510)	—

Net cash used in investing activities	(17,338)	(1,117)

Continued on next page.

PLUMAS BANCORP

CONSOLIDATED STATEMENT OF CASH FLOWS
(In thousands)
(Continued)

	Unaudited
	For the Six Months
	Ended June 30,

	2002	2001

Cash Flows from Financing Activities:
Net increase in demand, interest bearing and savings deposits	$13,385	$9,564
Net (decrease) increase in time deposits	(2,819)	4,189
Proceeds from exercise of stock options	33	90
Cash dividends paid	(703)	(635)

Net cash provided by financing activities	9,896	13,208
(Decrease) increase in cash and cash equivalents	(5,693)	12,448
Cash and Cash Equivalents at Beginning of Year	30,088	13,563

Cash and Cash Equivalents at End of Period	$24,395	$26,011

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:
Interest expense	$2,098	$3,358
Income taxes	$1,045	$627
Non-Cash Investing Activities:
Real estate acquired through foreclosure	$—	$40
Net change in unrealized gain on available-for-sale securities	$196	$189
Non-Cash Financing Activities:
Common stock retired in connection with the exercise of stock options	$—	$162

See notes to consolidated financial statements.

PLUMAS BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.   GENERAL

Plumas Bancorp (the “Company”) was incorporated on January 17, 2002 and subsequently obtained approval from various state and federal agencies to be a bank holding company in connection with its acquisition of Plumas Bank (the “Bank”). The Company became the sole shareholder of the Bank on June 21, 2002 pursuant to a Plan of Reorganization and Merger Agreement dated April 3, 2002. Pursuant to that plan, on June 21, 2002 each outstanding share of the Bank’s common stock was exchanged for one share of common stock of the Company.

2.   CONSOLIDATED FINANCIAL STATEMENTS

In the opinion of management, the unaudited financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the Company’s financial position at June 30, 2002 and December 31, 2001, the results of operations and cash flows for the six months ended June 30, 2002 and 2001 and the results of operations for the three months ended June 30, 2002 and 2001. Certain reclassifications have been made to prior years’ balances to conform to classifications used in 2002.

Certain disclosures normally presented in the notes to the financial statements prepared in accordance with generally accepted accounting principles have been omitted. These interim financial statements should be read in conjunction with the financial statements and notes thereto included in the Bank’s 2001Annual Report to Shareholders. The results of operations for the three and six-month periods ended June 30, 2002 and 2001 may not necessarily be indicative of future operating results.

In preparing such financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the balance sheet and revenues and expenses for the periods reported. Actual results could differ significantly from those estimates.

3.   COMMITMENTS AND CONTINGENCIES

In the normal course of business, there are various outstanding commitments to extend credit which are not reflected in the financial statements, including loan commitments of approximately $39,643,000 and $35,753,000 and letters of credit of $207,000 and $279,000 at June 30, 2002 and December 31, 2001, respectively.

Approximately $5,638,000 of the loan commitments outstanding at June 30, 2002 are for real estate construction loans and are expected to fund within the next twelve months. The remaining commitments primarily relate to revolving lines of credit or other commercial loans, and many of these are expected to expire without being drawn upon. Therefore, the total commitments do not necessarily represent future cash requirements. Each loan commitment and the amount and type of collateral obtained, if any, are evaluated on an individual basis. Collateral held varies, but may include real property, bank deposits, debt or equity securities or business assets.

Stand-by letters of credit are conditional commitments written to guarantee the performance of a customer to a third party. These guarantees are primarily related to the purchases of inventory by commercial customers and are typically short term in nature. Credit risk is similar to that involved in extending loan commitments to customers and accordingly, evaluation and collateral requirements similar to those for loan commitments are used.

4.   EARNINGS PER SHARE COMPUTATION

	For Quarters Ended
	June 30,

Earnings Per Share	2002	2001

Basic earnings per share	$0.34	$0.29
Diluted earnings per share	$0.33	$0.28

	For Quarter	For Quarter
	Ended	Ended
Weighted Average Number of Shares Outstanding	June 30, 2002	June 30, 2001

Basic Shares	2,129,159	2,116,121
Diluted Shares	2,145,634	2,175,255

	For Six Months Ended
	June 30,

Earnings Per Share	2002	2001

Basic earnings per share	$0.67	$0.58
Diluted earnings per share	$0.65	$0.56

	For Six Months	For Six Months
	Ended	Ended
Weighted Average Number of Shares Outstanding	June 30, 2002	June 30, 2001

Basic Shares	2,129,531	2,091,195
Diluted Shares	2,169,615	2,167,509

5.   COMPREHENSIVE INCOME

Total comprehensive income for the three months ended June 30, 2002 and 2001 totaled $921,000 and $572,000, respectively. Comprehensive income is comprised of net unrealized gains and (losses), net of taxes, on available-for-sale investment securities, which were $201,000 and $(44,000) for the three months ended June 30, 2002 and 2001, respectively.

Total comprehensive income for the six months ended June 30, 2002 and 2001 totaled $1,534,000 and $1,317,000, respectively. Comprehensive income is comprised of net unrealized gains, net of taxes, on available-for-sale investment securities, which were $115,000 and $111,000 for the six months ended June 30, 2002 and 2001, respectively, and net income. At June 30, 2002 and 2001, accumulated other comprehensive income totaled $263,000 and $97,000, respectively.

PART I — FINANCIAL INFORMATION

ITEM 2.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

Plumas Bancorp (the “Company”) is traded on the OTC Bulletin Board under the ticker symbol “PLBC”. The following discussion and analysis sets forth certain statistical information relating to the Company as of June 30, 2002 and December 31, 2001 and for the three and six months ended June 30, 2002 and June 30, 2001. This discussion should be read in conjunction with the financial statements and related notes included elsewhere in this Quarterly Report on Form 10-QSB and the financial statements and notes thereto included in Plumas Bank’s Annual Report filed on Form 10-KSB for the year ended December 31, 2001. Certain matters discussed in this Quarterly Report are forward-looking statements that are subject to risks and uncertainties that could cause actual results to differ materially from those projected in the forward-looking statements. Such risks and uncertainties include, among others, (1) significant increases in competitive pressures in the financial services industry; (2) changes in the interest rate environment resulting in reduced margins; (3) general economic conditions, either nationally or regionally, are less favorable than expected, resulting in, among other things, a deterioration in credit quality; (4) changes in regulatory environment; (5) loss of key personnel; (6) fluctuations in the real estate market; (7) changes in business conditions and inflation; (8) operational risks including data processing systems failures or fraud; and (9) changes in securities markets. Such risks and uncertainties include, but are not limited to, those described in “MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS”. Therefore, the information set forth herein should be carefully considered when evaluating the business prospects of Plumas Bancorp.

When the Company uses in this Quarterly Report the words “anticipate”, “estimate”, “expect”, “project”, “intend”, “commit”, “believe” and similar expressions, the Company intends to identify forward-looking statements. Such statements are not guarantees of performance and are subject to certain risks, uncertainties and assumptions, including those described in this Quarterly Report. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, estimated, expected, projected, intended, committed or believed. The future results and stockholder values of the Company may differ materially from those expressed in these forward-looking statements. Many of the factors that will determine these results and values are beyond the Company’s ability to control or predict. For those statements, the Company claims the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995.

OVERVIEW

The Company’s net income increased $213,000, or 17.7%, to $1,419,000 for the six months ended June 30, 2002 from $1,206,000 for the same period in 2001. The primary contributors to the increase in net income for the first six months of 2002 were a $900 thousand increase in net interest income before provision for loan losses and a $140 thousand increase in non-interest income, partially offset by a $538 thousand increase in non-interest expenses, a $214 thousand increase in income tax expense and a $75 thousand increase in the provision for loan losses.

Total assets at June 30, 2002 increased $11.2 million, or 4.1%, to $286.3 million from $275.1 million at December 31, 2001. Outpacing the total asset growth was the growth in the loan portfolio, which grew $18.0 million, or 9.8%, to $201.7 million during the same period. The growth in the Company’s loans was primarily funded by a decline in the Federal funds sold balances and growth in deposits. Federal funds sold balances declined $10.0 million during this period while total deposits grew $10.6 million, or 4.2%, to $262.8 million at June 30, 2002 from $252.2 million at December 31, 2001.

The return on average assets was 1.02% for the six months ended June 30, 2002 compared to 1.00% for the same period in 2001. The return on average equity was 13.5% for the six months ended June 30, 2002 compared to 12.8% for the same period in 2001. The Company’s earnings increased significantly during this period resulting in improvement in the return on average asset and equity ratios, the positive affect of improved earnings was slightly offset by the Company’s overall growth.

RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED JUNE 30, 2002

Net interest income before provision for loan losses. Net interest income before provision for loan losses is the difference between interest earned on assets and interest paid on liabilities. Net interest income, on a nontax-equivalent basis, was $6.9 million for the six months ended June 30, 2002, an increase of $900,000, or 14.9%, from $6.0 million for the same period in 2001. The increase in net interest income was attributed to declines in rates paid on the Company’s deposits combined with volume increases in the Company’s average loan and Federal funds sold balances, partially offset by declines in the yields on the Company’s interest-earning assets. The Company’s average loan balances were $190.8 million for the six months ended June 30, 2002, up $22.3 million, or 13.3%, from the $168.5 million for the same period in 2001. Offsetting the benefits of the increased loan volume was the impact of the 2001 falling interest rate environment on the Company’s loan portfolio. The Company’s average loan yield was 8.27% for the six months ending June 30, 2002, down 149 basis points, or 15.3%, from the 9.76% for the same period in 2001.

Interest expense decreased $1.5 million, or 41.8%, to $2.1 million for the six months ended June 30, 2002, down from $3.5 million for the same period in 2001. The decrease in interest expense was primarily attributed to rate decreases for both time and money market deposits, slightly offset by volume increases in money market deposits. The Company’s average rate paid on time deposits was 3.37% for the six months ending June 30, 2002, down 222 basis points, or 39.7%, from the 5.59% paid for the same period in 2001. The Company’s average rate paid on money market deposits was 1.53% for the six months ending June 30, 2002, down 223 basis points, or 59.3%, from the 3.76% paid for the same period in 2001. The Company’s average money market deposit balances were $48.3 million for the six months ended June 30, 2002, up $8.5 million, or 21.3%, from the $39.8 million for the same period in 2001.

Net interest margin is net interest income expressed as a percentage of average interest-earning assets. The net interest margin for the six months ended June 30, 2002 increased 5 basis points, or 0.9%, to 5.66%, up from 5.61% for the same period in 2001. The Company’s declining cost of funds and increasing loan volumes offset the adverse effects of the 2001 falling interest rate environment on the Company’s interest-earning assets and resulted in the overall increase in the net interest margin when comparing the periods of 2002 and 2001.

Provision for loan losses. The Company recorded $525,000 in provision for loan losses for the six months ended June 30, 2002, versus $450,000 during the same period ended June 30, 2001. The increase in the provision for loan losses during these periods is reflective of the increasing loan volumes. The Company assesses its loan quality monthly to maintain an adequate allowance for loan losses. Based on information currently available, management believes that the allowance for loan losses is adequate to absorb potential risks in the portfolio. However, no assurance can be given that the Company may not sustain charge-offs which are in excess of the allowance in any given period.

Non-interest income. During the six months ended June 30, 2002, total non-interest income increased $140,000, or 10.2%, to $1,518,000, up from $1,378,000 for the comparable period in 2001. The increase in non-interest income is primarily due to increases in the number of fee generating accounts opened, growth in alternative investment fee income, gains on the sale of available-for-sale investment securities and restructuring of the Bank’s service charge fee schedule in February 2002, partially offset by reduced gains on the sale of loans and other real estate owned.

Non-interest expenses. During the six months ended June 30, 2002, non-interest expenses increased $538,000, or 10.7%, to $5.6 million, up from $5.0 million for the comparable period in 2001. The increase in non-interest expense is primarily due to increased salary and benefit costs resulting from staffing additions to manage the overall growth of the Company, higher employee health-care costs, additional depreciation expense resulting from installation of an automated teller platform system, increased professional service fees related to enhancing the systems securing customer and company information and costs incurred to complete the merger and reorganization of the Bank under the Company.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JUNE 30, 2002

Net interest income before provision for loan losses. Net interest income, on a nontax-equivalent basis, was $3.5 million for the three months ended June 30, 2002, an increase of $494,000, or 16.2%, from $3.0 million for the same period in 2001. The increase in net interest income was attributed to declines in rates paid on the Company’s deposits combined with volume increases in the Company’s average loan balances, partially offset by declines in the yield on the Company’s interest-earning assets. The Company’s average loan balances were $196.4 million for the three months ended June 30, 2002, up $24.2 million, or 14.0%, from the $172.2 million for the same period in 2001. Offsetting the benefits of the increased loan volume was the impact of the 2001 falling interest rate environment on the Company’s loan portfolio. The Company’s average loan yield was 8.16% for the three months ending June 30, 2002, down 147 basis points, or 15.3%, from the 9.63% for the same period in 2001.

Interest expense decreased $707,000, or 41.9%, to $981 thousand for the three months ended June 30, 2002, down from $1.7 million for the same period in 2001. The decrease in interest expense was primarily attributed to rate decreases for both time and money market deposits. The Company’s average rate paid on time deposits was 3.18% for the three months ending June 30, 2002, down 226 basis points, or 41.5%, from the 5.44% paid for the same period in 2001. The Company’s average rate paid on money market deposits was 1.54% for the three months ending June 30, 2002, down 184 basis points, or 54.4%, from the 3.38% paid for the same period in 2001.

The net interest margin for the three months ended June 30, 2002 increased 3 basis points, or 0.5%, to 5.74%, up from 5.71% for the same period in 2001. The Company’s declining cost of funds and increasing loan volumes offset the adverse effects of the 2001 falling interest rate environment on the Company’s interest-earning assets and resulted in the overall increase in the net interest margin when comparing the periods of 2002 and 2001.

Provision for loan losses. The Company recorded $300,000 in provision for loan losses for both three-month periods ended June 30, 2002 and 2001. The provision for loan losses during these periods is reflective of the increasing loan volumes. The Company assesses its loan quality monthly to maintain an adequate allowance for loan losses. Based on information currently available, management believes that the allowance for loan losses is adequate to absorb potential risks in the portfolio. However, no assurance can be given that the Company may not sustain charge-offs which are in excess of the allowance in any given period.

Non-interest income. During the three months ended June 30, 2002, total non-interest income decreased $10,000, or 1.3%, to $788,000, down from $798,000 for the comparable period in 2001. The decrease in non-interest income is primarily due to reduced gains on the sales of loans and investment securities partially offset by increases in the number of fee generating accounts and the restructuring of the Bank’s service charge fee schedule in February 2002.

Non-interest expenses. During the three months ended June 30, 2002, non-interest expenses increased $268,000, or 10.4%, to $2.8 million, up from $2.6 million for the comparable period in 2001. The increase in non-interest expense is primarily due to additional depreciation expense resulting from installation of an automated teller platform system, increased professional service fees related to enhancing the systems securing customer and company information, costs incurred to complete the merger and reorganization of the Bank under the Company and increased insurance costs partially offset by decreases in the Company’s regulatory assessments.

FINANCIAL CONDITION

Loan portfolio composition. The Company continues to manage the mix of its loan portfolio consistent with its identity as a community bank serving the financing needs of all sectors of the area it serves. Although the Company offers a broad array of financing options, it continues to concentrate its focus on small to medium commercial businesses. These loans offer diversification as to industries and types of businesses, thus limiting material exposure in any industry concentrations. The Company offers both fixed and floating rate loans and obtains collateral in the form of real property, business assets and deposit accounts, but looks to business and personal cash flows as its primary source of repayment. As of June 30, 2002, commercial loans grew to 35.4% of the loan portfolio versus 27.2% at December 31, 2001. Real estate loans fell to 29.6% of the portfolio as of June 30, 2002 as compared to 35.2% at December 31, 2001. Agricultural loans decreased slightly to 10.5% of the loan portfolio versus 11.9% at December 31, 2001. Consumer loans also decreased slightly to 24.5% of the loan portfolio at June 30, 2002 compared to 25.7% at December 31, 2001.

Nonperforming assets. Nonperforming loans as a percent of total loans were 0.90% as of June 30, 2002, up slightly from 0.65% at December 31, 2001. Nonperforming assets as a percent of total assets were 0.68% as of June 30, 2002 up slightly from 0.48% at December 31, 2001. The increases in these ratios was the result of increases in nonaccrual loans, which increased $611,000 to $1.8 million at June 30, 2002 from $1.2 million at December 31, 2001.

Analysis of allowance for loan losses. Net charge-offs during the six months ended June 30, 2002 totaled $193,000, or 0.10% of total loans, compared to $160,000, or 0.09% of total loans, for the comparable period in 2001. The allowance for loan losses stood at 1.23% of total loans as of June 30, 2002, versus 1.17% of total loans as of December 31, 2001. Based on an evaluation of the credit quality of the loan portfolio and delinquency trends and charge-offs, management believes the allowance for loan losses to be adequate.

Investment securities and Federal funds sold. Total investment securities and Federal funds sold decreased $12.2 million, or 18.5%, to $53.6 million as of June 30, 2002, down from $65.8 million at December 31, 2001. The decrease is attributable to the Company’s loan growth, which outpaced the Company’s deposit growth. Federal funds sold and proceeds from maturing short-term U.S. Treasuries and longer-term corporate bonds were used to fund the Company’s continued loan growth.

The Company’s investment in U.S. Treasury securities and direct obligations of U.S. agencies increased to 76.4% of the investment portfolio, excluding Federal funds sold, as of June 30, 2002, versus 72.1% at December 31, 2001. The Company’s investment in corporate bonds declined to 15.0% of the investment portfolio as of June 30, 2002, versus 21.2% at December 31, 2001. The remainder of the Company’s investment portfolio consists of municipal obligations and interest-bearing deposits with other financial institutions.

Deposits. Total deposits were $262.8 million as of June 30, 2002, an increase of $10.6 million, or 4.2%, from the December 31, 2001 balance of $252.2 million. The Company continues to manage the mix of its deposits consistent with its identity as a community bank serving the financial needs of its customers. As of June 30, 2002, non-interest bearing demand deposits and interest checking deposits increased slightly to 35.2% of total deposits versus 34.1% at December 31, 2001. Money market and savings deposits also increased slightly to 32.9% of total deposits as of June 30, 2002 compared to 31.6% as of December 31, 2001. Time deposits decreased to 31.9% of total deposits as of June 30, 2002 compared to 34.3% at December 31, 2001.

CAPITAL RESOURCES

Shareholders’ equity as of June 30, 2002 increased $864,000, or 4.2%, to $21.5 million from $20.6 million as of December 31, 2001. This increase was primarily due to the retention of current period earnings, partially offset by a $703,000 cash dividend paid in the second quarter.

The Company’s leverage (Tier 1 capital to average total assets) ratios were 7.3% and 7.4% at June 30, 2002 and December 31, 2001, respectively. The Company’s Tier 1 risk-based capital ratios were 9.0% and 9.3% for June 30, 2002 and December 31, 2001, respectively. The Company’s total risk-based capital ratios were 10.1% and 10.3% for June 30, 2002 and December 31, 2001, respectively. These ratios exceed the minimum required capital ratios for bank holding companies.

LIQUIDITY

The Company manages its liquidity to provide the ability to generate funds to support asset growth, meet deposit withdrawals (both anticipated and unanticipated), fund customers’ borrowing needs, satisfy maturity of short-term borrowings and maintain reserve requirements. The Company’s liquidity needs are managed using assets or liabilities, or both. On the asset side, in addition to Federal Funds sold, the Company maintains an investment portfolio containing U.S. government securities and agency securities that are classified as available for sale. On the liability side, liquidity needs are managed by changing competitive offering rates on deposits products and the use of established lines of credit from other financial institutions and the Federal Home Loan Bank.

Customer deposits are the Company’s primary source of funds. Deposits grew $10.6 million, or 4.2%, from the December 31, 2001 balance of $252.2 million. Those funds are held in various forms with varying maturities. The Company does not accept brokered deposits. The Company’s securities portfolio, Federal funds sold, and cash and due from banks serve as the primary sources of liquidity, providing adequate funding for loans during periods of high loan demand. During periods of decreased lending, funds obtained from the maturing or sale of investments, loan payments, and new deposits are invested in short-term earning assets, such as Federal funds sold and investment securities, to serve as a source of funding for future loan growth. Management believes that the Company’s available sources of funds, including short-term borrowings, will provide adequate liquidity for its operations in the foreseeable future.

PART II — OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

None.

ITEM 2.   CHANGES IN SECURITIES

On February 6, 2002, 100 shares of the Company’s common stock were issued to William E. Elliott in exchange for $150 to initially capitalize the Company. As of the date of this report the Company has repurchased all 100 shares of common stock from William E. Elliott for $150. No dividends were paid on the common stock.

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.   OTHER INFORMATION

None.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

Exhibits and Reports on Form 8-K

(a)	3.1	Articles of Incorporation as amended of Registrant included as Exhibit 3.1 to the Registrant's Form S-4, File No. 333-84534 which is incorporated by reference herein

	3.2	Bylaws of Registrant included as Exhibit 3.2 to the Registrant's Form S-4, File No. 333-84534 which is incorporated by reference herein

	4	Specimen form of certificate for Plumas Bancorp included as Exhibit 4 to the Registrant's Form S-4, File No. 333-84534 which is incorporated by reference herein

	10.1	Employment Agreement of William E. Elliott dated May 16, 2001

	10.2	Incentive Stock Option Agreement as amended of William E. Elliott dated November 18, 1998

	10.3	Executive Salary Continuation Agreement as amended of William E. Elliott dated October 13, 1993

	10.4	Split Dollar Agreements of William E. Elliott dated January 23, 2002

	10.5	Incentive Stock Option Agreement as amended of Douglas N. Biddle dated November 18, 1998

	10.6	Executive Salary Continuation Agreement as amended of Douglas N. Biddle dated June 2, 1994

	10.7	Split Dollar Agreements of Douglas N. Biddle dated January 24, 2002

	10.8	Incentive Stock Option Agreement as amended of Dennis C. Irvine dated November 18, 1998

	10.9	Executive Salary Continuation Agreement as amended of Dennis C. Irvine dated June 2, 1994

	10.10	Split Dollar Agreements of Dennis C. Irvine dated January 24, 2002

	10.11	Incentive Stock Option Agreement as amended of Robert T. Herr dated July 19, 2000

	10.12	Non-Qualified Stock Option Agreement as amended of Jerry V. Kehr dated November 18, 1998

	10.13	Deferred Fee Agreement as amended of Jerry V. Kehr dated August 19, 1998

	10.14	Amended and Restated Director Retirement Agreement of Jerry V. Kehr dated

April 28, 2000

	10.15	Consulting Agreement of Jerry V. Kehr dated May 10, 2000

	10.16	Non-Qualified Stock Option Agreement as amended of Daniel E. West dated November 19, 1997

	10.17	Non-Qualified Stock Option Agreement as amended of Daniel E. West dated November 18, 1998

	10.18	Amended and Restated Director Retirement Agreement of Daniel E. West dated May 10, 2000

	10.19	Consulting Agreement of Daniel E. West dated May 10, 2000

	10.20	Non-Qualified Stock Option Agreement as amended of Alvin G. Blickenstaff dated November 18, 1998

	10.21	Amended and Restated Director Retirement Agreement of Alvin G. Blickenstaff dated April 19, 2000

	10.22	Consulting Agreement of Alvin G. Blickenstaff dated May 8, 2000

	10.23	Non-Qualified Stock Option Agreement as amended of Gerald W. Fletcher dated November 18, 1998

	10.24	Amended and Restated Director Retirement Agreement of Gerald W. Fletcher dated May 10, 2000

	10.25	Consulting Agreement of Gerald W. Fletcher dated May 10, 2000

	10.26	Non-Qualified Stock Option Agreement as amended of Arthur C. Grohs dated November 18, 1998

	10.27	Amended and Restated Director Retirement Agreement of Arthur C. Grohs dated May 9, 2000

	10.28	Consulting Agreement of Arthur C. Grohs dated May 9, 2000

	10.29	Non-Qualified Stock Option Agreement as amended of Christine McArthur dated August 16, 2000

	10.30	Amended and Restated Director Retirement Agreement of Christine McArthur dated May 12, 2000

	10.31	Consulting Agreement of Christine McArthur dated May 12, 2000

	10.32	Non-Qualified Stock Option Agreement as amended of Terrance J. Reeson dated November 18, 1998

	10.33	Amended and Restated Director Retirement Agreement of Terrance J. Reeson dated April 19, 2000

	10.34	Consulting Agreement of Terrance J. Reeson dated May 10, 2000

	10.35	Non-Qualified Stock Option Agreement as amended of Walter Sphar dated November 18, 1998

	10.36	Amended and Restated Director Retirement Agreement of Walter Sphar dated April 20, 2000

	10.37	Consulting Agreement of Walter Sphar dated May 9, 2000

	10.38	Non-Qualified Stock Option Agreement as amended of Thomas Watson dated November 21, 2001

	10.39	Deferred Fee Agreement of Thomas Watson dated March 3, 2001

	10.40	1991 Stock Option Plan as amended

	10.41	Form of Indemnification Agreement

	10.42	2001 Stock Option Plan as amended is included as Exhibit 99.1 of the Form S-8 filed July 23, 2002, File No. 333-96957

	11	Computation of per share earnings appears in the attached 10-QSB under Plumas Bancorp Notes to Consolidated Financial Statements as Footnote 4 — Earnings Per Share Computation

(b)		On July 17, 2002, the Company filed a Current Report on Form 8-K under Item 5. The Current Report included as an exhibit, the press release, dated July 17, 2002, filed by the Company containing unaudited financial information and accompanying discussion for the quarter ended June 30, 2002.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Plumas Bancorp (Registrant)

Date: August 12, 2002	I certify that this periodic report containing the issuer’s financial statements fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934 (15 U.S.C. 78m or 78o(d)) and that information contained in this periodic report fairly presents, in all material respects, the financial condition and results of operations of the issuer.

/s/ Douglas N. Biddle
Douglas N. Biddle, EVP & Chief Financial Officer

Date: August 12, 2002	I certify that this periodic report containing the issuer’s financial statements fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934 (15 U.S.C. 78m or 78o(d)) and that information contained in this periodic report fairly presents, in all material respects, the financial condition and results of operations of the issuer.

/s/ William E. Elliott
William E. Elliott, President & CEO