Form 10QSB
period 2002-09-30
PLUMAS BANCORP
filed 2002-11-08
CIK 1168455

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED September 30, 2002

☐	TRANSITION REPORT UNDER SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ____________ TO ____________

COMMISSION FILE NUMBER: 000-49883

PLUMAS BANCORP
(Name of small business issuer in its charter)

California (State or other jurisdiction of incorporation or organization)	75-2987096 (I.R.S. Employer Identification No.)

35 S. Lindan Avenue, Quincy, California (Address of principal executive offices)	95971 (Zip code)

Issuer’s telephone number (530) 283-7305

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒      No ☐

State the number of shares outstanding of each of the issuer’s classes of common equity, as of November 6, 2002; 2,139,427 shares

Transitional Small business Disclosure Format (check one) Yes ☐      No ☒

PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENT

PLUMAS BANCORP
CONSOLIDATED BALANCE SHEET
(In thousands, except share data)

	September 30,	December 31,
	2002	2001

	(Unaudited)	(Audited)
Assets
Cash and due from banks	$19,379	$10,088
Federal funds sold	20,000	20,000
Loans held for sale	459	649
Investment securities (market value of $48,920 at September 30, 2002 and $46,275 at December 31, 2001)	48,777	45,843
Loans less allowance for loan losses of $2,488 at September 30, 2002 and $2,153 at December 31, 2001	202,336	180,775
Bank premises and equipment, net	9,219	8,133
Intangible assets, net	725	825
Accrued interest receivable and other assets	9,641	8,777

Total assets	$310,536	$275,090

Liabilities and Shareholders’ Equity
Deposits:
Non-interest bearing	$67,394	$53,543
Interest bearing	212,362	198,663

Total deposits	279,756	252,206
Accrued interest payable and other liabilities	2,276	2,267

Total liabilities	282,032	254,473

Mandatorily redeemable cumulative trust preferred securities of subsidiary grantor trust	6,000	—
Shareholders’ equity:
Preferred stock, no par value; 10,000,000 shares authorized, no shares issued or outstanding	—	—
Common stock, no par value; 20,000,000 shares authorized, 2,136,427 and 2,128,223 shares issued and outstanding at September 30, 2002 and December 31, 2001, respectively	2,398	2,347
Additional paid-in capital	1,313	1,276
Retained earnings	18,382	16,846
Accumulated other comprehensive income	411	148

Total shareholders’ equity	22,504	20,617

Total liabilities and shareholders’ equity	$310,536	$275,090

See notes to consolidated financial statements.

PLUMAS BANCORP
CONSOLIDATED STATEMENT OF INCOME
(In thousands, except share data)

	For the Three Months		For the Nine Months
	Ended September 30		Ended September 30

	2002	2001	2002	2001

	(Unaudited)		(Unaudited)
Interest Income:
Interest and fees on loans	$4,125	$4,181	$11,930	$12,301
Interest on investment securities:
Taxable	461	518	1,435	1,735
Exempt from Federal income taxes	35	34	108	96
Interest on Federal funds sold	90	139	194	257
Interest on loans held for sale	7	22	26	55

Total interest income	4,718	4,894	13,693	14,444

Interest Expense:
Interest on deposits	982	1,560	3,031	5,085
Other	3	1	5	3

Total interest expense	985	1,561	3,036	5,088

Net interest income before provision for loan losses	3,733	3,333	10,657	9,356
Provision for Loan Losses	200	175	725	625

Net interest income after provision for loan losses	3,533	3,158	9,932	8,731
Non-Interest Income:
Service charges	498	400	1,417	1,184
Gain on sale of loans, net	11	14	36	137
Gain on sale of available-for-sale investment securities, net	—	42	62	12
(Loss) gain on sale of other real estate	—	(15)	—	63
Earnings on cash surrender value of life insurance policies	54	53	162	160
Other income	230	216	628	531

Total non-interest income	793	710	2,305	2,087

Non-Interest Expense:
Salaries and employee benefits	1,554	1,496	4,593	4,338
Occupancy and equipment	479	403	1,300	1,110
Other expense	958	748	2,674	2,241

Total non-interest expense	2,991	2,647	8,567	7,689

Income before income taxes	1,335	1,221	3,670	3,129
Income Tax Expense	514	460	1,430	1,162

Net income	$821	$761	$2,240	$1,967

Basic earnings per share	$0.39	$0.36	$1.05	$0.94

Diluted earnings per share	$0.38	$0.34	$1.03	$0.90

See notes to consolidated financial statements.

PLUMAS BANCORP
CONSOLIDATED STATEMENT OF CASH FLOWS
(In thousands)

	For the Nine Months
	Ended September 30

	2002	2001

	(Unaudited)	(Unaudited)
Cash Flows from Operating Activities:
Net income	$2,240	$1,967
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	725	625
Deferred loan origination fees, net	(189)	59
Depreciation, amortization and accretion, net	768	650
Net realized gain on available-for-sale investment securities	(62)	(30)
Amortization of investment security premiums	142	50
Accretion of investment security discounts	(68)	(47)
Net loss (gain) on sale of premises and equipment and other real estate	6	(73)
Write down of held-to-maturity investment security	—	60
Write down of other real estate to market value	—	9
Net decrease in loans held for sale	190	39
Increase in cash surrender value of life insurance	(162)	(160)
Net (increase) decrease in accrued interest receivable and other assets	(255)	287
Net decrease in accrued interest payable and other liabilities	9	442
Deferred taxes, net	24	(21)

Net cash provided by operating activities	3,368	3,857

Cash Flows from Investing Activities:
Proceeds from matured and called available-for-sale investment securities	16,996	6,450
Proceeds from matured and called held-to-maturity investment securities	5,606	9,195
Proceeds from sales of available-for-sale investment securities	530	4,937
Purchases of available-for-sale investment securities	(26,355)	(15,082)
Purchases of held-to-maturity investment securities	(687)	(103)
Proceeds from principal repayments from available-for-sale government-guaranteed mortgage-backed securities	585	640
Proceeds from principal repayments from held-to-maturity government-guaranteed mortgage-backed securities	726	188
Net increase in loans	(22,143)	(19,605)
Proceeds from sale of other real estate	—	147
Purchase of premises and equipment	(1,760)	(1,166)
Proceeds from sale of equipment	—	8
Deposits on single premium cash surrender value life insurance policies	(510)	—

Net cash used in investing activities	(27,012)	(14,391)

Continued on next page.

PLUMAS BANCORP
CONSOLIDATED STATEMENT OF CASH FLOWS
(In thousands)
(Continued)

	Unaudited
	For the Nine Months
	Ended September 30

	2002	2001

Cash Flows from Financing Activities:
Net increase in demand, interest bearing and savings deposits	$31,071	$22,229
Net (decrease) increase in time deposits	(3,521)	3,586
Proceeds from exercise of stock options	88	138
Proceeds from issuance of mandatorily redeemable cumulative trust preferred securities of subsidiary grantor trust	6,000	—
Cash dividends paid	(703)	(635)

Net cash provided by financing activities	32,935	25,318

Increase in cash and cash equivalents	9,291	14,784
Cash and Cash Equivalents at Beginning of Year	30,088	13,563

Cash and Cash Equivalents at End of Period	$39,379	$28,347

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:
Interest expense	$3,088	$4,952
Income taxes	$1,681	$1,127
Non-Cash Investing Activities:
Real estate acquired through foreclosure	$46	$40
Net change in unrealized gain on available-for-sale securities	$488	$315
Non-Cash Financing Activities:
Common stock retired in connection with the exercise of stock options	$—	$162

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

2. CONSOLIDATED FINANCIAL STATEMENTS

In the opinion of management, the unaudited financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the Company’s financial position at September 30, 2002 and December 31, 2001, the results of operations and cash flows for the nine months ended September 30, 2002 and 2001 and the results of operations for the three and nine months ended September 30, 2002 and 2001. Certain reclassifications have been made to prior years’ balances to conform to classifications used in 2002.

Certain disclosures normally presented in the notes to the financial statements prepared in accordance with generally accepted accounting principles have been omitted. These interim financial statements should be read in conjunction with the financial statements and notes thereto included in the Bank’s 2001 Annual Report to Shareholders. The results of operations for the three and nine-month periods ended September 30, 2002 and 2001 may not necessarily be indicative of future operating results.

In preparing such financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the balance sheet and revenues and expenses for the periods reported. Actual results could differ significantly from those estimates.

3. COMMITMENTS AND CONTINGENCIES

In the normal course of business, there are various outstanding commitments to extend credit which are not reflected in the financial statements, including loan commitments of approximately $45,151,000 and $35,753,000 and letters of credit of $207,000 and $279,000 at September 30, 2002 and December 31, 2001, respectively.

Approximately $7,487,000 of the loan commitments outstanding at September 30, 2002 are for real estate construction loans and are expected to fund within the next twelve months. The remaining commitments primarily relate to revolving lines of credit or other commercial loans, and many of these are expected to expire without being drawn upon. Therefore, the total commitments do not necessarily represent future cash requirements. Each loan commitment and the amount and type of collateral obtained, if any, are evaluated on an individual basis. Collateral held varies, but may include real property, bank deposits, debt or equity securities or business assets.

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

4. EARNINGS PER SHARE COMPUTATION

	For Quarters Ended
	September 30

Earnings Per Share	2002	2001

Basic earnings per share	$0.39	$0.36
Diluted earnings per share	$0.38	$0.34

	For Quarters Ended
	September 30

Weighted Average Number of Shares Outstanding	2002	2001

Basic Shares	2,133,213	2,123,532
Diluted Shares	2,188,752	2,233,999

	For Nine Months
	Ended
	September 30

Earnings Per Share	2002	2001

Basic earnings per share	$1.05	$0.94
Diluted earnings per share	$1.03	$0.90

	For Nine Months
	Ended
	September 30

Weighted Average Number of Shares Outstanding	2002	2001

Basic Shares	2,130,771	2,102,092
Diluted Shares	2,175,967	2,189,916

5. COMPREHENSIVE INCOME

Total comprehensive income for the three months ended September 30, 2002 and 2001 totaled $969,000 and $849,000, respectively. Comprehensive income is comprised of net unrealized gains, net of taxes, on available-for-sale investment securities, which were $148,000 and $88,000 for the three months ended September 30, 2002 and 2001, respectively.

Total comprehensive income for the nine months ended September 30, 2002 and 2001 totaled $2,503,000 and $2,166,000, respectively. Comprehensive income is comprised of net unrealized gains, net of taxes, on available-for-sale investment securities, which were $263,000 and $199,000 for the nine months ended September 30, 2002 and 2001, respectively, and net income. At September 30, 2002 and 2001, accumulated other comprehensive income totaled $411,000 and $185,000, respectively.

6. TRUST PREFERRED SECURITIES

On September 26, 2002, the Company formed a wholly owned Connecticut statutory business trust, Plumas Statutory Trust I (the “Trust”). On that same day, the Company issued to the Trust floating rate junior subordinated deferrable interest debentures due September 26, 2032 (the “debentures”) in the aggregate principal amount of $6,000,000. These debentures qualify as Tier I capital under Federal Reserve Board guidelines. In exchange for these debentures, the Trust paid the Company $6,000,000. The Trust funded its purchase of the debentures by issuing $6,000,000 in floating rate capital securities, which were then pooled and sold. The debentures are the only asset of the Trust. The terms and interest rate, computed on actual days divided by 360 times the rate, on both instruments are the same. The rate is the three-month LIBOR (London Interbank Offered Rate) plus 3.40%, not to exceed 11.9%, adjustable quarterly.

The debentures and capital securities accrue and pay distributions quarterly based on the floating rate described above on the stated liquidation value of $1,000 per security. The Company has entered into contractual agreements which, taken collectively, fully and unconditionally guarantee payment of: (1) accrued and unpaid distributions required to be paid on the capital securities; (2) the redemption price with respect to any capital securities called for redemption by the Trust, and (3) payments due upon voluntary or involuntary dissolution, winding up, or liquidation of the Trust.

These capital securities are mandatorily redeemable upon maturity of the subordinated debentures on September 26, 2032, or upon earlier redemption as provided in the indenture.

7. SUBSEQUENT EVENT

On October 28, 2002, the company announced a three-for-two common stock split and a special cash dividend. The split will be paid on November 26, 2002 to shareholders of record as of the close of business on November 12, 2002. The Company also announced a special cash dividend of $0.05 per share to be paid on November 26, 2002. The special cash dividend will be paid to shareholders of record as of the close of business on November 12, 2002 on shares outstanding after the three-for-two common stock split.

PART I — FINANCIAL INFORMATION

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

Plumas Bancorp (the “Company”) is traded on the OTC Bulletin Board under the ticker symbol “PLBC”. The following discussion and analysis sets forth certain statistical information relating to the Company as of September 30, 2002 and December 31, 2001 and for the three and nine months ended September 30, 2002 and September 30, 2001. This discussion should be read in conjunction with the financial statements and related notes included elsewhere in this Quarterly Report on Form 10-QSB and the financial statements and notes thereto included in Plumas Bank’s Annual Report filed on Form 10-KSB for the year ended December 31, 2001. Certain matters discussed in this Quarterly Report are forward-looking statements that are subject to risks and uncertainties that could cause actual results to differ materially from those projected in the forward-looking statements. Such risks and uncertainties include, among others, (1) significant increases in competitive pressures in the financial services industry; (2) changes in the interest rate environment resulting in reduced margins; (3) general economic conditions, either nationally or regionally, are less favorable than expected, resulting in, among other things, a deterioration in credit quality; (4) changes in regulatory environment; (5) loss of key personnel; (6) fluctuations in the real estate market; (7) changes in business conditions and inflation; (8) operational risks including data processing systems failures or fraud; and (9) changes in securities markets. Such risks and uncertainties include, but are not limited to, those described in “MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS”. Therefore, the information set forth herein should be carefully considered when evaluating the business prospects of Plumas Bancorp.

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

OVERVIEW

The Company’s net income increased $273,000, or 13.9%, to $2,240,000 for the nine months ended September 30, 2002 from $1,967,000 for the same period in 2001. The primary contributors to the increase in net income for the first nine months of 2002 were a $1.3 million increase in net interest income before provision for loan losses and a $218 thousand increase in non-interest income, partially offset by a $878 thousand increase in non-interest expenses, a $268 thousand increase in income tax expense and a $100 thousand increase in the provision for loan losses.

Total assets at September 30, 2002 increased $35.4 million, or 12.9%, to $310.5 million from $275.1 million at December 31, 2001. Growth in total assets was primarily concentrated in the loan portfolio, which grew $21.7 million, or 11.8%, to $205.4 million during the same period. Additional asset growth was the result of proceeds from the Company’s issuance of $6 million in trust preferred securities in September 2002. The growth in the Company’s loans was primarily funded by growth in the Company’s deposits. Deposits grew $27.6 million, or 10.9%, to $279.8 million at September 30, 2002 from $252.2 million at December 31, 2001.

The return on average assets was 1.05% for the nine months ended September 30, 2002 compared to 1.04% for the same period in 2001. The return on average equity was 13.9% for the nine months ended September 30, 2002 compared to 13.7% for the same period in 2001. The Company’s earnings increased during this period resulting in improvement in the return on average asset and equity ratios, the positive affect of improved earnings was slightly offset by the Company’s overall growth.

RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2002

Net interest income before provision for loan losses. Net interest income before provision for loan losses is the difference between interest earned on assets and interest paid on liabilities. Net interest income, on a nontax-equivalent basis, was $10.7 million for the nine months ended September 30, 2002, an increase of $1.3 million, or 13.9%, from $9.4 million for the same period in 2001. The increase in net interest income was attributed to declines in rates paid on the Company’s deposits combined with volume increases in the Company’s average loan balances, partially offset by declines in the yields on the Company’s interest-earning assets. The Company’s average loan balances were $194.9 million for the nine months ended September 30, 2002, up $22.3 million, or 12.9%, from the $172.6 million for the same period in 2001. Offsetting the benefits of the increased loan volume was the impact of the 2001 falling interest rate environment on the Company’s loan portfolio. The Company’s average loan yield was 8.20% for the nine months ending September 30, 2002, down 137 basis points, or 14.3%, from the 9.57% for the same period in 2001.

Interest expense decreased $2.1 million, or 40.3%, to $3.0 million for the nine months ended September 30, 2002, down from $5.1 million for the same period in 2001. The decrease in interest expense was primarily attributed to rate decreases for both time and money market deposits, slightly offset by volume increases in money market deposits. The Company’s average rate paid on time deposits was 3.23% for the nine months ending September 30, 2002, down 210 basis points, or 39.4%, from the 5.33% paid for the same period in 2001. The Company’s average rate paid on money market deposits was 1.56% for the nine months ending September 30, 2002, down 189 basis points, or 54.8%, from the 3.45% paid for the same period in 2001. The Company’s average money market deposit balances were $49.5 million for the nine months ended September 30, 2002, up $8.6 million, or 20.9%, from the $40.9 million for the same period in 2001.

Net interest margin is net interest income expressed as a percentage of average interest-earning assets. The net interest margin for the nine months ended September 30, 2002 increased 2 basis points to 5.62%, up from 5.60% for the same period in 2001. The Company’s declining cost of funds and increasing loan volumes offset the adverse effects of the 2001 falling interest rate environment on the Company’s interest-earning assets and resulted in the overall increase in the net interest margin when comparing the periods of 2002 and 2001.

Provision for loan losses. The Company recorded $725,000 in provision for loan losses for the nine months ended September 30, 2002, versus $625,000 during the same period in 2001. The increase in the provision for loan losses during this period is reflective of the increasing loan volumes. The Company assesses its loan quality monthly to maintain an adequate allowance for loan losses. Based on information currently available, management believes that the allowance for loan losses is adequate to absorb potential risks in the portfolio. However, no assurance can be given that the Company may not sustain charge-offs which are in excess of the allowance in any given period.

Non-interest income. During the nine months ended September 30, 2002, total non-interest income increased $218,000, or 10.4%, to $2.3 million, up from $2.1 million for the comparable period in 2001. The increase in non-interest income is primarily due to increases in the number of fee generating accounts opened, growth in merchant processing income, growth in alternative investment fee income, gains on the sale of available-for-sale investment securities and restructuring of the Bank’s service charge fee schedule in February 2002, partially offset by reduced gains on the sale of loans and other real estate.

Non-interest expense. During the nine months ended September 30, 2002, non-interest expense increased $878,000, or 11.4%, to $8.6 million, up from $7.7 million for the comparable period in 2001. The increase in non-interest expense is primarily due to increased salary and benefit costs resulting from staffing additions to manage the overall growth of the Company, higher employee health-care costs, additional depreciation expense resulting from installation of an automated teller platform system and enhancing the Company’s data processing systems, increased professional service fees related to enhancing the systems securing customer and company information and costs incurred to complete the merger and reorganization of the Bank under the Company.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2002

Net interest income before provision for loan losses. Net interest income, on a nontax-equivalent basis, was $3.7 million for the three months ended September 30, 2002, an increase of $400,000, or 12.0%, from $3.3 million for the same period in 2001. The increase in net interest income was attributed to declines in rates paid on the Company’s deposits combined with volume increases in the Company’s average loan balances, partially offset by declines in the yield on the Company’s interest-earning assets. The Company’s average loan balances were $203.2 million for the three months ended September 30, 2002, up $22.4 million, or 12.4%, from the $180.8 million for the same period in 2001. Offsetting the benefits of the increased loan volume was the impact of the 2001 falling interest rate environment on the Company’s loan portfolio. The Company’s average loan yield was 8.07% for the three months ending September 30, 2002, down 115 basis points, or 12.5%, from the 9.22% for the same period in 2001.

Interest expense decreased $576,000, or 36.9%, to $985 thousand for the three months ended September 30, 2002, down from $1.6 million for the same period in 2001. The decrease in interest expense was primarily attributed to rate decreases for both time and money market deposits. The Company’s average rate paid on time deposits was 2.96% for the three months ending September 30, 2002, down 186 basis points, or 38.6%, from the 4.82% paid for the same period in 2001. The Company’s average rate paid on money market deposits was 1.63% for the three months ending September 30, 2002, down 128 basis points, or 44.0%, from the 2.91% paid for the same period in 2001.

The net interest margin for the three months ended September 30, 2002 decreased 3 basis points to 5.55%, down from 5.58% for the same period in 2001. The Company’s declining cost of funds and increasing loan volumes offset the adverse effects of the 2001 falling interest rate environment on the Company’s interest-earning assets and resulted in only slight declines in the net interest margin when comparing the periods of 2002 and 2001.

Provision for loan losses. The Company recorded $200,000 in provision for loan losses for the three months ended September 30, 2002, versus $175,000 during the same period in 2001. The provision for loan losses during these periods is reflective of the increasing loan volumes. The Company assesses its loan quality monthly to maintain an adequate allowance for loan losses. Based on information currently available, management believes that the allowance for loan losses is adequate to absorb potential risks in the portfolio. However, no assurance can be given that the Company may not sustain charge-offs which are in excess of the allowance in any given period.

Non-interest income. During the three months ended September 30, 2002, total non-interest income increased $83,000, or 11.7%, to $793,000, up from $710,000 for the comparable period in 2001. The increase in non-interest income is primarily due to increases in the number of fee generating accounts, growth in merchant processing income and the restructuring of the Bank’s service charge fee schedule in February 2002 partially offset by reduced gains on the sales of available-for-sale investment securities.

Non-interest expenses. During the three months ended September 30, 2002, non-interest expenses increased $344,000, or 13.0%, to $3.0 million, up from $2.6 million for the comparable period in 2001. The increase in non-interest expense is primarily due to increased salary and benefit costs resulting from staffing additions to manage the overall growth of the Company, increased professional service fees related to enhancing the systems securing customer and company information, additional depreciation expense resulting from installation of an automated teller platform system and professional service fees related to legal and collection efforts on non-performing loans and operational losses.

FINANCIAL CONDITION

Loan portfolio composition. The Company continues to manage the mix of its loan portfolio consistent with its identity as a community bank serving the financing needs of all sectors of the area it serves. Although the Company offers a broad array of financing options, it continues to concentrate its focus on small to medium commercial businesses. These loans offer diversification as to industries and types of businesses, thus limiting material exposure in any industry concentrations. The Company offers both fixed and floating rate loans and obtains collateral in the form of real property, business assets and deposit accounts, but looks to business and personal cash flows as its primary source of repayment. As of September 30, 2002, commercial loans grew to 36.9% of the loan portfolio versus 27.2% at December 31, 2001. Real estate loans declined to 29.4% of the portfolio as of September 30, 2002 as compared to 35.2% at December 31, 2001. Agricultural loans decreased slightly to 9.4% of the loan portfolio versus 11.9% at December 31, 2001. Consumer loans also decreased slightly to 24.3% of the loan portfolio at September 30, 2002 compared to 25.7% at December 31, 2001.

Nonperforming assets. Nonperforming loans as a percent of total loans were 0.83% as of September 30, 2002, up slightly from 0.65% at December 31, 2001. Nonperforming assets as a percent of total assets were 0.60% as of September 30, 2002 up slightly from 0.48% at December 31, 2001. The increases in these ratios was the result of increases in nonaccrual loans, which increased $495,000 to $1.7 million at September 30, 2002 from $1.2 million at December 31, 2001.

Analysis of allowance for loan losses. Net charge-offs during the nine months ended September 30, 2002 totaled $390,000, or 0.19% of total loans, compared to $370,000, or 0.20% of total loans, for the comparable period in 2001. The allowance for loan losses stood at 1.21% of total loans as of September 30, 2002, versus 1.17% of total loans as of December 31, 2001. Based on an evaluation of the credit quality of the loan portfolio and delinquency trends and charge-offs, management believes the allowance for loan losses to be adequate.

Investment securities and Federal funds sold. Total investment securities and Federal funds sold increased $2.9 million, or 4.4%, to $68.8 million as of September 30, 2002, up from $65.8 million at December 31, 2001. The increase is attributable to the Company’s deposit growth, which outpaced the Company’s loan growth. Federal funds sold and proceeds from maturing short-term U.S. Treasuries, direct obligations of U.S. agencies and longer-term corporate bonds were used to fund the Company’s continued loan growth.

The Company’s investment in U.S. Treasury securities and direct obligations of U.S. agencies increased to 80.8% of the investment portfolio, excluding Federal funds sold, as of September 30, 2002, versus 72.1% at December 31, 2001. The Company’s investment in corporate bonds declined to 11.8% of the investment portfolio as of June 30, 2002, versus 21.2% at December 31, 2001. The remainder of the Company’s investment portfolio consists of municipal obligations and interest-bearing deposits with other financial institutions.

Deposits. Total deposits were $279.8 million as of September 30, 2002, an increase of $27.6 million, or 10.9%, from the December 31, 2001 balance of $252.2 million. The Company continues to manage the mix of its deposits consistent with its identity as a community bank serving the financial needs of its customers. As of September 30, 2002, non-interest bearing demand deposits and interest checking deposits increased slightly to 36.5% of total deposits versus 34.1% at December 31, 2001. Money market and savings deposits also increased slightly to 33.8% of total deposits as of September 30, 2002 compared to 31.6% as of December 31, 2001. Time deposits decreased to 29.7% of total deposits as of September 30, 2002 compared to 34.3% at December 31, 2001.

CAPITAL RESOURCES

Shareholders’ equity as of September 30, 2002 increased $1.9 million, or 9.2%, to $22.5 million from $20.6 million as of December 31, 2001. This increase was primarily due to the retention of current period earnings and an increase in the unrealized gains on available-for-sale investment securities, partially offset by a $703,000 cash dividend paid in the second quarter.

The Company’s leverage (Tier 1 capital to average total assets) ratios were 9.5% and 7.4% at September 30, 2002 and December 31, 2001, respectively. The Company’s Tier 1 risk-based capital ratios were 11.5% and 9.3% for September 30, 2002 and December 31, 2001, respectively. The Company’s total risk-based capital ratios were 12.6% and 10.3% for September 30, 2002 and December 31, 2001, respectively. Much of the increase in the capital ratios is due to the new trust preferred securities (see note 6) totaling $6 million, which are included for regulatory purposes as Tier 1 capital. The Company’s capital ratios well exceed the minimum required capital ratios for bank holding companies.

LIQUIDITY

The Company manages its liquidity to provide the ability to generate funds to support asset growth, meet deposit withdrawals (both anticipated and unanticipated), fund customers’ borrowing needs, satisfy maturity of short-term borrowings and maintain reserve requirements. The Company’s liquidity needs are managed using assets or liabilities, or both. On the asset side, in addition to Federal Funds sold, the Company maintains an investment portfolio containing U.S. government securities and agency securities that are classified as available-for-sale. On the liability side, liquidity needs are managed by changing competitive offering rates on deposits products and the use of established lines of credit from other financial institutions and the Federal Home Loan Bank.

Customer deposits are the Company’s primary source of funds. Deposits grew $27.6 million, or 10.9%, from the December 31, 2001 balance of $252.2 million. Those funds are held in various forms with varying maturities. The Company does not accept brokered deposits. The Company’s securities portfolio, Federal funds sold, and cash and due from banks serve as the primary sources of liquidity, providing adequate funding for loans during periods of high loan demand. During periods of decreased lending, funds obtained from the maturing or sale of investments, loan payments, and new deposits are invested in short-term earning assets, such as Federal funds sold and investment securities, to serve as a source of funding for future loan growth. Management believes that the Company’s available sources of funds, including short-term borrowings, will provide adequate liquidity for its operations in the foreseeable future.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

In managements opinion there has not been a material change in the Company's market risk profile for the nine months ended September 30, 2002 compared to December 31, 2001.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

Exhibits and Reports on Form 8-K

(a)	3.1	Articles of Incorporation as amended of Registrant included as exhibit 3.1 to the Registrant’s Form S-4, File No. 333-84534, which is incorporated by reference herein.
	3.2	Bylaws of Registrant included as exhibit 3.2 to the Registrant’s Form S-4, File No. 333-84534, which is incorporated by reference herein.
	4	Specimen form of certificate for Plumas Bancorp included as exhibit 4 to the Registrant’s Form S-4, File No. 333-84534, which is incorporated by reference herein.
	10.1	Employment Agreement of William E. Elliott dated May 16, 2001, is included as Exhibit 10.1 to the Registrant’s 10-QSB for June 30 2002, which is incorporated by this reference herein.
	10.2	Incentive Stock Option Agreement as amended of William E. Elliott dated November 18, 1998, is included as Exhibit 10.2 to the Registrant’s 10-QSB for June 30 2002, which is incorporated by this reference herein.
	10.3	Executive Salary Continuation Agreement as amended of William E. Elliott dated October 13, 1993, is included as Exhibit 10.3 to the Registrant’s 10-QSB for June 30 2002, which is incorporated by this reference herein.
	10.4	Split Dollar Agreements of William E. Elliott dated January 23, 2002, is included as Exhibit 10.4 to the Registrant’s 10-QSB for June 30 2002, which is incorporated by this reference herein.

10.5	Incentive Stock Option Agreement as amended of Douglas N. Biddle dated November 18, 1998, is included as Exhibit 10.5 to the Registrant’s 10-QSB for June 30 2002, which is incorporated by this reference herein.
10.6	Executive Salary Continuation Agreement as amended of Douglas N. Biddle dated June 2, 1994, is included as Exhibit 10.6 to the Registrant’s 10-QSB for June 30 2002, which is incorporated by this reference herein.
10.7	Split Dollar Agreements of Douglas N. Biddle dated January 24, 2002, is included as Exhibit 10.7 to the Registrant’s 10-QSB for June 30 2002, which is incorporated by this reference herein.
10.8	Incentive Stock Option Agreement as amended of Dennis C. Irvine dated November 18, 1998, is included as Exhibit 10.8 to the Registrant’s 10-QSB for June 30 2002, which is incorporated by this reference herein.
10.9	Executive Salary Continuation Agreement as amended of Dennis C. Irvine dated June 2, 1994, is included as Exhibit 10.9 to the Registrant’s 10-QSB for June 30 2002, which is incorporated by this reference herein.
10.10	Split Dollar Agreements of Dennis C. Irvine dated January 24, 2002, is included as Exhibit 10.10 to the Registrant’s 10-QSB for June 30 2002, which is incorporated by this reference herein.
10.11	Incentive Stock Option Agreement as amended of Robert T. Herr dated July 19, 2000, is included as Exhibit 10.11 to the Registrant’s 10-QSB for June 30 2002, which is incorporated by this reference herein.
10.12	Non-Qualified Stock Option Agreement as amended of Jerry V. Kehr dated November 18, 1998, is included as Exhibit 10.12 to the Registrant’s 10-QSB for June 30 2002, which is incorporated by this reference herein.
10.13	Deferred Fee Agreement as amended of Jerry V. Kehr dated August 19, 1998, is included as Exhibit 10.13 to the Registrant’s 10-QSB for June 30 2002, which is incorporated by this reference herein.
10.14	Amended and Restated Director Retirement Agreement of Jerry V. Kehr dated April 28, 2000, is included as Exhibit 10.14 to the Registrant’s 10-QSB for June 30 2002, which is incorporated by this reference herein.
10.15	Consulting Agreement of Jerry V. Kehr dated May 10, 2000, is included as Exhibit 10.15 to the Registrant’s 10-QSB for June 30 2002, which is incorporated by this reference herein.
10.16	Non-Qualified Stock Option Agreement as amended of Daniel E. West dated November 19, 1997, is included as Exhibit 10.16 to the Registrant’s 10-QSB for June 30 2002, which is incorporated by this reference herein.
10.17	Non-Qualified Stock Option Agreement as amended of Daniel E. West dated November 18, 1998, is included as Exhibit 10.17 to the Registrant’s 10-QSB for June 30 2002, which is incorporated by this reference herein.
10.18	Amended and Restated Director Retirement Agreement of Daniel E. West dated May 10, 2000, is included as Exhibit 10.18 to the Registrant’s 10-QSB for June 30 2002, which is incorporated by this reference herein.
10.19	Consulting Agreement of Daniel E. West dated May 10, 2000, is included as Exhibit 10.19 to the Registrant’s 10-QSB for June 30 2002, which is incorporated by this reference herein.
10.20	Non-Qualified Stock Option Agreement as amended of Alvin G. Blickenstaff dated November 18, 1998, is included as Exhibit 10.20 to the Registrant’s 10-QSB for June 30 2002, which is incorporated by this reference herein.
10.21	Amended and Restated Director Retirement Agreement of Alvin G. Blickenstaff dated April 19, 2000, is included as Exhibit 10.21 to the Registrant’s 10-QSB for June 30 2002, which is incorporated by this reference herein.
10.22	Consulting Agreement of Alvin G. Blickenstaff dated May 8, 2000, is included as Exhibit 10.22 to the Registrant’s 10-QSB for June 30 2002, which is incorporated by this reference herein.

10.23	Non-Qualified Stock Option Agreement as amended of Gerald W. Fletcher dated November 18, 1998, is included as Exhibit 10.23 to the Registrant’s 10-QSB for June 30 2002, which is incorporated by this reference herein.
10.24	Amended and Restated Director Retirement Agreement of Gerald W. Fletcher dated May 10, 2000, is included as Exhibit 10.24 to the Registrant’s 10-QSB for June 30 2002, which is incorporated by this reference herein.
10.25	Consulting Agreement of Gerald W. Fletcher dated May 10, 2000, is included as Exhibit 10.25 to the Registrant’s 10-QSB for June 30 2002, which is incorporated by this reference herein.
10.26	Non-Qualified Stock Option Agreement as amended of Arthur C. Grohs dated November 18, 1998, is included as Exhibit 10.26 to the Registrant’s 10-QSB for June 30 2002, which is incorporated by this reference herein.
10.27	Amended and Restated Director Retirement Agreement of Arthur C. Grohs dated May 9, 2000, is included as Exhibit 10.27 to the Registrant’s 10-QSB for June 30 2002, which is incorporated by this reference herein.
10.28	Consulting Agreement of Arthur C. Grohs dated May 9, 2000, is included as Exhibit 10.28 to the Registrant’s 10-QSB for June 30 2002, which is incorporated by this reference herein.
10.29	Non-Qualified Stock Option Agreement as amended of Christine McArthur dated August 16, 2000, is included as Exhibit 10.29 to the Registrant’s 10-QSB for June 30 2002, which is incorporated by this reference herein.
10.30	Amended and Restated Director Retirement Agreement of Christine McArthur dated May 12, 2000, is included as Exhibit 10.30 to the Registrant’s 10-QSB for June 30 2002, which is incorporated by this reference herein.
10.31	Consulting Agreement of Christine McArthur dated May 12, 2000, is included as Exhibit 10.31 to the Registrant’s 10-QSB for June 30 2002, which is incorporated by this reference herein.
10.32	Non-Qualified Stock Option Agreement as amended of Terrance J. Reeson dated November 18, 1998, is included as Exhibit 10.32 to the Registrant’s 10-QSB for June 30 2002, which is incorporated by this reference herein.
10.33	Amended and Restated Director Retirement Agreement of Terrance J. Reeson dated April 19, 2000, is included as Exhibit 10.33 to the Registrant’s 10-QSB for June 30 2002, which is incorporated by this reference herein.
10.34	Consulting Agreement of Terrance J. Reeson dated May 10, 2000, is included as Exhibit 10.34 to the Registrant’s 10-QSB for June 30 2002, which is incorporated by this reference herein.
10.35	Non-Qualified Stock Option Agreement as amended of Walter Sphar dated November 18, 1998, is included as Exhibit 10.35 to the Registrant’s 10-QSB for June 30 2002, which is incorporated by this reference herein.
10.36	Amended and Restated Director Retirement Agreement of Walter Sphar dated April 20, 2000, is included as Exhibit 10.36 to the Registrant’s 10-QSB for June 30 2002, which is incorporated by this reference herein.
10.37	Consulting Agreement of Walter Sphar dated May 9, 2000, is included as Exhibit 10.37 to the Registrant’s 10-QSB for June 30 2002, which is incorporated by this reference herein.
10.38	Non-Qualified Stock Option Agreement as amended of Thomas Watson dated November 21, 2001, is included as Exhibit 10.38 to the Registrant’s 10-QSB for June 30 2002, which is incorporated by this reference herein.
10.39	Deferred Fee Agreement of Thomas Watson dated March 3, 2001, is included as Exhibit 10.39 to the Registrant’s 10-QSB for June 30 2002, which is incorporated by this reference herein.

	10.40	1991 Stock Option Plan as amended, is included as Exhibit 10.40 to the Registrant’s 10-QSB for June 30 2002, which is incorporated by this reference herein.
	10.41	Form of Indemnification Agreement, is included as Exhibit 10.41 to the Registrant’s 10-QSB for June 30 2002, which is incorporated by this reference herein.
	10.42	2001 Stock Option Plan as amended is included as Exhibit 99.1 of the Form S-8 filed July 23, 2002, File No. 333-96957

	11	Computation of per share earnings appears in the attached 10-QSB under Plumas Bancorp Notes to Consolidated Financial Statements as Footnote 4 — Earnings Per Share Computation.

(b)		On October 16, 2002, the Company filed a Current Report on Form 8-K under Item 5. The Current Report included as an exhibit, the press release, dated October 16, 2002, filed by the Company containing unaudited financial information and accompanying discussion for the quarter ended September 30, 2002.

On October 28, 2002, the Company filed a Current Report on Form 8-K. The Current Report included as an exhibit, the press release dated October 28, 2002, filed by the Company containing unaudited financial information and announcement of a stock split and special cash dividend.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Plumas Bancorp (Registrant)

Date: November 7, 2002	I certify that this periodic report containing the issuer’s financial statements fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934 (15 U.S.C. 78m or 78o(d)) and that information contained in this periodic report fairly presents, in all material respects, the financial condition and results of operations of the issuer.

/s/ D. N. Biddle Douglas N. Biddle, EVP & Chief Financial Officer

Date: November 7, 2002	I certify that this periodic report containing the issuer’s financial statements fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934 (15 U.S.C. 78m or 78o(d)) and that information contained in this periodic report fairly presents, in all material respects, the financial condition and results of operations of the issuer.

/s/ W. E. Elliott William E. Elliott, President & CEO

I, Douglas N. Biddle, certify that:

1.	I have reviewed this quarterly report on Form 10-QSB of Plumas Bancorp;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;
b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and
c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weakness in internal controls; and
b)	any fraud, weather or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:	Nov. 7, 2002

/s/ D. N. Biddle Douglas N. Biddle, EVP & CFO

I, William E. Elliott, certify that:

1.	I have reviewed this quarterly report on Form 10-QSB of Plumas Bancorp;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;
b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and
c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weakness in internal controls; and
b)	any fraud, weather or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:	Nov. 7, 2002

/s/ W. E. Elliott William E. Elliott, President & CEO