Form 10KSB
period 2002-12-31
PLUMAS BANCORP
filed 2003-03-28
CIK 1168455

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

☒	Annual report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2002

or

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission file number: 000-49883

PLUMAS BANCORP

(Exact name of Registrant as specified in its charter)

California (State or other jurisdiction of incorporation or organization)	75-2987096 (IRS Employer Identification No.)

35 S. Lindan Avenue, Quincy, CA (Address of principal executive offices)	95971 (Zip Code)

Registrant’s telephone number, including area code: (530) 283-7305

Securities registered pursuant to Section 12(b) of the Act: None.

Securities registered pursuant to Section 12(g) of the Act: Common Stock, no par value.

     Check whether the issuer: (1) filed all reports required to be filed under Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to the filing requirements for the past 90 days. Yes ☒ No ☐

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB ☐

     For the year ending December 31, 2002, the Registrant’s revenues were $21,667,000.

     As of March 24, 2003, the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked prices of such common equity, as of a specified date within the past 60 days: $52,916,000, based on a value of $16.42 per share

     As of March 24, 2003 there were 3,222,636 shares outstanding of the Registrant’s common stock.

Documents Incorporated by Reference

     Portions of the Company’s Definitive Proxy Statement for the 2003 Annual Shareholders’ Meeting to be filed with the Securities and Exchange Commission pursuant to Regulation 14 A are incorporated by reference in Part III, Items 9-11.

Forward-Looking Information

     This Annual Report on Form 10-KSB includes forward-looking information which is subject to the “safe harbor” created by the Securities Act of 1933 and Securities Exchange Act of 1934. These forward-looking statements (which involve the Plumas Bancorp’s (the “Company’s”) plans, beliefs and goals, refer to estimates or use similar terms) involve certain risks and uncertainties that could cause actual results to differ materially from those in the forward-looking statements. Such risks and uncertainties include, but are not limited to, the following factors:

•	Competitive pressure in the banking industry and changes in the regulatory environment

•	Changes in the interest rate environment and volatility of rate sensitive deposits

•	Declines in the health of the economy nationally or regionally which could reduce the demand for loans or reduce the value of real estate collateral securing most of the Company’s loans

•	Credit quality deterioration which could cause an increase in the provision for loan losses

•	Changes in the securities markets

•	Asset/Liability matching risks and liquidity risks

•	Loss of key personnel

•	Operational risks including data processing systems failures or fraud

     The Company undertakes no obligation to revise or publicly release the results of any revision to these forward-looking statements. For additional information concerning risks and uncertainties related to the Company and its operations please refer to Management’s Discussion and Analysis of Financial Condition and Results of Operations in Item 6 and other information in this Report.

PART I

Item 1. Description of Business

     General. Plumas Bancorp (the “Company”) was incorporated under the laws of the State of California on January 17, 2002. The Company was organized pursuant to a plan of reorganization for the purpose of becoming the parent corporation of Plumas Bank (the “Bank”), and on June 21, 2002, the reorganization was effected and shares of the Company common stock were issued to the shareholders of Plumas Bank in exchange for the like number of common shares held by Plumas Bank’s shareholders. The Company has two subsidiaries, Plumas Bank and Plumas Statutory Trust I, a nonbank trust subsidiary organized on September 26, 2002 for the sole purpose of issuing trust preferred securities. This trust subsidiary is discussed in the section titled “Trust Preferred Securities.” The Company is a registered bank holding company under the Bank Holding Company Act. The Company conducts its operations at 35 S. Lindan Avenue, Quincy, Ca. 95971. The Company’s Internet address is the same as its subsidiary Bank’s, “www.plumasbank.com.”

     Plumas Bank was incorporated as a banking corporation under the laws of the State of California on July 30, 1980 and commenced operations as a California state-chartered bank on December 13, 1980. Plumas Bank is an insured bank under the Federal Deposit Insurance Act and is not a member of the Federal Reserve System. Plumas Bank’s head office is located at 35 S. Lindan Avenue, Quincy, California. Plumas Bank does not have any subsidiaries.

     Banking Services. The Company is a locally owned and operated bank holding company, and its primary service area is the Northeastern California’s Plumas, Lassen, Modoc, Shasta, and Nevada counties. The Company through its subsidiary Plumas Bank, maintains nine full service branches in the communities of Quincy, Portola, Greenville, Westwood, Truckee, Fall River Mills, Alturas, Susanville and Chester. The Bank is in the process of opening a new full service branch in the community of Tahoe City. In addition, the Company maintains fourteen automated teller machines (ATMs) tied in with major statewide and national networks. The Company’s primary business is servicing the banking needs of these communities and its marketing strategy stresses its local ownership and commitment to serve the banking needs of individuals living and working in the Company’s primary service areas and local businesses, including retail, professional and real estate-related activities, in those service areas.

     The Company offers a broad range of services to individuals and businesses in its primary service areas with an emphasis upon efficiency and personalized attention. The Company offers a full line of consumer services and also offers specialized services to small businesses, middle market companies and professional firms. The Company offers personal and business checking and savings accounts (including individual interest-bearing negotiable orders of withdrawal, money market accounts and/or accounts combining checking and savings accounts with automatic transfer), IRA accounts, time certificates of deposit and direct deposit of social security, pension and payroll checks and internet banking. The Company also provides commercial, construction, inventory, automobile, home improvement, real estate, commercial real estate, single family mortgage, agricultural, Small Business Administration, office equipment, leasehold improvement, installment and credit card loans (as well as overdraft protection lines of credit), issues drafts and standby letters of credit, sells travelers’ checks (issued by an independent entity), extends special considerations to senior citizens and offers other customary commercial banking services.

     Other special services and products include both personal and business checking products, business cash management products and mortgage products and services.

     Business Concentrations. No individual or single group of related accounts is considered material in relation to the Banks’ assets or deposits, or in relation to the overall business of the Company. However, at December 31, 2002 approximately 51.7% of the Company’s total loan portfolio consisted of real estate-related loans, including real estate mortgage loans, real estate construction loans, consumer equity lines of credit, and agricultural loans secured by real estate. Moreover, the business activities of the Company currently are focused in the California counties of Plumas, Lassen, Modoc, Shasta, and Nevada. Consequently, the results of operations and financial condition of the Company are dependent upon the general trends in these California economies and, in particular, the residential and commercial real estate markets. In addition, the concentration of the Company’s operations in these areas of California exposes it to greater risk than other banking companies with a wider geographic base in the event of catastrophes, such as earthquakes, fires and floods in these regions in California.

     Competition. The banking business in California generally is highly competitive with respect to both loans and deposits, and is dominated by major banks with many offices operating over a wide geographic area. The Bank competes for deposits and loans principally with other commercial banks, savings and loan associations, finance companies, money market funds, credit unions and other financial institutions, including a number that are much larger than Plumas Bank. As of December 31, 2002 there were 19 banking offices, including 11 offices of 4 major chain banks, operating within Plumas Bank’s primary market areas in the Plumas, Lassen, Nevada, Modoc, Shasta and Sierra counties. As of June 30, 2002, the Federal Deposit Insurance Corporation estimated the Company’s market share of insured deposits within the communities it serves to be: Quincy 60%, Chester 71%, Fall River Mills 42%, Portola 40%, Alturas 34%, Susanville 28%, Truckee 8% and both the communities of Greenville and Westwood 100%.

     There has been increased competition for deposit and loan business over the last several years as a result of deregulation. Many of the major commercial banks operating in Plumas Bank’s market areas offer certain services, such as trust and international banking services, which Plumas Bank does not offer directly. Additionally, banks with larger capitalization have larger lending limits and are thereby able to serve larger customers.

     In addition to competition from insured depository institutions, principal competitors for deposits and loans have been mortgage brokerage companies, insurance companies, brokerage houses, credit card companies and even retail establishments offering investment vehicles such as mutual funds, annuities and money market funds, as well as traditional bank-like services such as check access to money market funds, or cash advances on credit card accounts. Also, other entities (both public and private) seeking to raise capital through the issuance and sale of debt or equity securities also represent a source of competition for the Bank with respect to acquisition of deposits.

     In order to compete with the other financial institutions in its principal marketing area, Plumas Bank relies principally upon local promotional activities, extended hours and specialized services, personal contacts by its officers, directors and employees, and other relationships within its community. For customers whose loan demands exceed the Bank’s lending limit, the Bank attempts to arrange for such loans on a participation basis with other community banks. The Bank also assists customers requiring other services not offered by the Plumas Bank in obtaining such services from its correspondent banks.

     Employees. At December 31, 2002, the Company and its subsidiaries employed 170 persons. On a full-time equivalent basis, the Company employed 148 persons. The Company believes its employee relations are excellent.

     Supervision and Regulation. The Company is a bank holding company within the meaning of the Bank Holding Company Act of 1956, as amended, and is registered as such with and is subject to the supervision of the Board of Governors of the Federal Reserve System (the FRB). Generally, a bank holding company is required to obtain the approval of the FRB before it may acquire all or substantially all of the assets of any bank, or ownership or control of the voting shares of any bank if, after giving effect to such acquisition of shares, the bank holding company would own or control more than 5% of the voting shares of such bank. The FRB’s approval is also required for the merger or consolidation of bank holding companies.

     The Company is required to file reports with the FRB and provide such additional information as the FRB may require. The FRB also has the authority to examine the Company and each of its subsidiaries, as well as any arrangements between the Company and any of its subsidiaries, with the cost of any such examination to be borne by the Company.

     Banking subsidiaries of bank holding companies are also subject to certain restrictions imposed by federal law in dealings with their holding companies and other affiliates. Subject to certain restrictions set forth in the Federal Reserve Act, a bank can loan or extend credit to an affiliate, purchase or invest in the securities of an affiliate, purchase assets from an affiliate, or issue a guarantee, acceptance, or letter of credit on behalf of an affiliate, provided that the aggregate amount of the above transactions of the bank and its subsidiaries does not exceed 10 percent of the capital stock and surplus of the bank on a per affiliate basis or 20 percent of the capital stock and surplus of the bank on an aggregate affiliate basis. In addition, such transactions must be on terms and conditions that are consistent with safe and sound banking practices and, in particular, a bank and its subsidiaries generally may not purchase from an affiliate a low-quality asset, as defined in the Federal Reserve Act. Such restrictions also prevent a bank holding company and its other affiliates from borrowing from a banking subsidiary of the bank holding company unless the loans are secured by marketable collateral of designated amounts. Further, the Company and its subsidiaries are prohibited from engaging in certain tie-in arrangements in connection with any extension of credit, sale or lease of property or furnishing of services.

     A bank holding company is generally prohibited from engaging in or acquiring direct or indirect ownership or control of more than 5% of the voting shares of any company engaged in nonbanking activities. One of the principal exceptions to the prohibition is for activities found by the FRB by order or regulation to be so closely related to banking or managing or controlling banks as to be a proper incident thereto. In making these determinations, the FRB considers whether the performance of such activities by a bank holding company would offer advantages to the public which outweigh possible adverse effects.

     Federal Reserve Regulation Y sets out those activities which are regarded as closely related to banking or managing or controlling banks, and thus, are permissible activities that may be engaged in by bank holding companies subject to approval in individual cases by the FRB. There has been litigation challenging the validity of certain activities authorized by the FRB for bank holding companies, and the FRB has various regulations in this regard still under consideration. The future scope of permitted activities is uncertain.

     Plumas Bank is subject to primary supervision, examination and regulation by the Federal Deposit Insurance Corporation (the FDIC), the California Department of Financial Institutions (DFI) and is subject to applicable regulations of the FRB. Plumas Bank’s deposits are insured by the FDIC to applicable limits. As a consequence of the extensive regulation of commercial banking activities in California and the United States, banks are particularly susceptible to changes in California and federal legislation and regulations, which may have the effect of increasing the cost of doing business, limiting permissible activities or increasing competition.

     Various other requirements and restrictions under the laws of the United States and the State of California affect the operations of Plumas Bank. Federal and California statutes and regulations relate to many aspects of the banks’ operations, including reserves against deposits, interest rates payable on deposits, loans, investments, mergers and acquisitions, borrowings, dividends, branching, capital requirements and disclosure obligations to depositors and borrowers. California law presently permits a bank to locate a branch office in any locality in the state. Additionally, California law exempts banks from California usury laws.

     Impact of Monetary Policies. The earnings and growth of the Company are subject to the influence of domestic and foreign economic conditions, including inflation, recession and unemployment. The earnings of the Company are affected not only by general economic conditions but also by the monetary and fiscal policies of the United States and federal agencies, particularly the Federal Reserve. The Federal Reserve can and does implement national monetary policy, such as seeking to curb inflation and combat recession, by its open market operations in United State Government securities and by its control of the discount rates applicable to borrowings by banks from the Federal Reserve System. The actions of the Federal Reserve in these areas influence the growth of bank loans, investments and deposits and affect the interest rates charged on loans and paid on deposits. As demonstrated over the past several years by the Federal Reserve’s actions regarding interest rates, its policies have had a significant effect on the operating results of commercial banks and are expected to continue to do so in the future. The nature and timing of any future changes in monetary policies are not predictable.

     Recent and Proposed Legislation. The operations of the Company are subject to extensive regulation by federal, state and local governmental authorities and are subject to the various laws and judicial and administrative decisions imposing requirements and restrictions on part or all of its operations. The Company believes that it is in substantial compliance in all material respects with applicable federal, state and local laws, rules and regulations. Because the business of the Company and its subsidiaries are highly regulated, the laws, rules and regulations applicable to each of them are subject to regular modification and change.

     From time to time, legislation is enacted which has the effect of increasing the cost of doing business, limiting or expanding permissible activities or affecting the competitive balance between banks and other financial institutions. Proposals to change the laws and regulations governing the operations and taxation of banks and other financial institutions are frequently made in Congress, in the California legislature and before various bank regulatory agencies. Certain of the potentially significant changes which have been enacted recently and others, which are currently under consideration by Congress or various regulatory agencies, are discussed below.

     The terrorist attacks in September, 2001, have impacted the financial services industry and have already led to federal legislation that attempts to address certain issues involving financial institutions. The International Money Laundering Abatement and Anti-Terrorist Financing Act of 2001 (USA Patriot Act) was signed into law on October 26, 2001. The USA Patriot Act which became effective July 23, 2002, places particular focus on account relationships between banks and accounts maintained for foreign persons and financial institutions and gives the Secretary of the Treasury significant new authority to detect and combat financial crime.

     Among its other provisions, USA Patriot Act requires each financial institution to: (i) establish an anti-money laundering program; (ii) establish due diligence policies, procedures and controls with respect to its private banking accounts and correspondent banking accounts involving foreign individuals and certain foreign banks; and (iii) avoid establishing, maintaining, administering, or managing correspondent accounts in the United States for, or on behalf of, a foreign bank that does not have a physical presence in any country. In addition, USA Patriot Act contains a provision encouraging cooperation among financial institutions, regulatory authorities and law enforcement authorities with respect to individuals, entities and organizations engaged in, or reasonably suspected of engaging in, terrorist acts or money laundering activities. USA Patriot Act expands the circumstances under which funds in a bank account may be forfeited and requires applicable financial institutions to respond under certain circumstances to requests for information from federal banking agencies within 120 hours. USA Patriot Act also amends the Bank Holding Company Act and the Bank Merger Act to require the federal banking agencies to consider the effectiveness of a financial institution’s anti-money laundering activities when reviewing an application under these acts.

     Additional USA Patriot Act regulations have been adopted in 2002 to implement minimum standards to verify customer identity, to encourage cooperation among financial institutions, federal banking agencies, and law enforcement authorities regarding possible money laundering or terrorist activities, to prohibit the anonymous use of “concentration accounts,” and to require all covered financial institutions to maintain a Bank Secrecy Act compliance program.

     The Company has developed appropriate policies and procedures to meet its responsibilities regarding the applicable provisions of the USA Patriot Act.

     The Gramm-Leach-Bliley Act, signed into law on November 12, 1999, is the result of a decade of debate in the Congress regarding a fundamental reformation of the nations’ financial system. The law is subdivided into seven titles, by functional area. Title I acts to facilitate affiliations among banks, insurance companies and securities firms. Title II narrows the exemptions from the securities laws previously enjoyed by banks, requires the Federal Reserve and the SEC to work together to draft rules governing certain securities activities of banks and creates a new, voluntary investment bank holding company. Title III restates the proposition that the states are the functional regulators for all insurance activities, including the insurance activities of federally-chartered banks. The law bars the states from prohibiting insurance activities by depository institutions. The law encourages the states to develop uniform or reciprocal rules for the licensing of insurance agents. Title IV prohibits the creation of additional unitary thrift holding companies. Title V imposes significant requirements on financial institutions related to the transfer of nonpublic personal information. These provisions require each institution to develop and distribute to accountholders an information disclosure policy, and require that the policy allow customers to, and for the institution to, honor a customer’s request to “opt-out” of the proposed transfer of specified nonpublic information to third parties. Title VI reforms the Federal Home Loan Bank system to allow broader access among depository institutions to the systems advance programs, and to improve the corporate governance and capital maintenance requirements for the system. Title VII addresses a multitude of issues including disclosure of ATM surcharging practices, disclosure of agreements among non-governmental entities and insured depository institutions which donate to non-governmental entities regarding donations made in connection with the Community Reinvestment Act, and disclosure by the recipient non-governmental entities of how such funds are used. Additionally, the law extends the period of time between Community Reinvestment Act examinations of community banks.

     The Company has developed appropriate policies and procedures to meet its responsibilities regarding all provisions of the Gramm-Leach-Bliley Act.

     It is impossible to predict what effect the enactment of certain of the above-mentioned legislation will have on Plumas Bank and on the financial institutions industry in general. Moreover, it is likely that other bills affecting the business of banks may be introduced in the future by the United States Congress or California legislature.

     During July, 2002, President Bush signed into law the Sarbanes-Oxley Act of 2002. The purpose of the Sarbanes-Oxley Act is to protect investors by improving the accuracy and reliability of corporate disclosures made pursuant to the securities laws, and for other purposes.

     The Sarbanes-Oxley Act amends the Securities Exchange Act of 1934 to prohibit a registered public accounting firm from performing specified non-audit services contemporaneously with a mandatory audit. The Sarbanes-Oxley Act also vests the audit committee of an issuer with responsibility for the appointment, compensation, and oversight of any registered public accounting firm employed to perform audit services. It requires each committee member to be a member of the board of directors of the issuer, and to be otherwise independent. The Sarbanes-Oxley Act further requires the chief executive officer and chief financial officer of an issuer to make certain certifications as to each annual or quarterly report.

     In addition, the Sarbanes-Oxley Act requires officers to forfeit certain bonuses and profits under certain circumstances. Specifically, if an issuer is required to prepare an accounting restatement due to the material noncompliance of the issuer, as a result of misconduct, with any financial reporting requirement under the securities laws, the chief executive officer and chief financial officer of the issuer shall be required to reimburse the issuer for (1) any bonus or other incentive-based or equity-based compensation received by that person from the issuer during the 12-month period following the first public issuance or filing with the Securities and Exchange Commission (SEC) of the financial document embodying such financial reporting requirement; and (2) any profits realized from the sale of securities of the issuer during that 12-month period.

     The Sarbanes-Oxley Act also instructs the SEC to require by rule:

•	disclosure of all material off-balance sheet transactions and relationships that may have a material effect upon the financial status of an issuer; and

•	the presentation of pro forma financial information in a manner that is not misleading, and which is reconcilable with the financial condition of the issuer under generally accepted accounting principles.

     The Sarbanes-Oxley Act also prohibits insider transactions in the company’s stock during lock out periods of the company’s pension plans, and any profits on such insider transactions are to be disgorged. In addition, there is a prohibition of company loans to its executives, except in certain circumstances. The Sarbanes-Oxley Act also provides for mandated internal control report and assessment with the annual report and an attestation and a report on such report by the company’s auditor. The SEC is also required to issue a code of ethics for senior financial officers of the company. Further, the Sarbanes-Oxley Act adds a criminal penalty of fines and imprisonment of up to 10 years for securities fraud.

     The FRB on October 31, 2002 approved a final Regulation W that comprehensively implements sections 23A and 23B of the Federal Reserve Act. Sections 23A and 23B and Regulation W restrict loans by a depository institution to its affiliates, asset purchases by a depository institution from its affiliates, and other transactions between a depository institution and its affiliates. Regulation W unifies in one public document the Board’s interpretations of sections 23A and 23B. Regulation W will have an effective date of April 1, 2003.

     In December of 2001 and January of 2002, the Office of the Comptroller of the Currency, FRB and the FDIC on the adopted final rules governing the regulatory capital treatment of equity investments in nonfinancial companies held by banks, bank holding companies and financial holding companies. The final rules became effective on April 1, 2002. The new capital requirements apply symmetrically to equity investments made by banks and their holding companies in nonfinancial companies under the legal authorities specified in the final rules. Among others, these include the merchant banking authority granted by the Gramm-Leach-Bliley Act and the authority to invest in small business investment companies (SBICs) granted by the Small Business Investment Act. Covered equity investments will be subject to a series of marginal Tier 1 capital charges, with the size of the charge increasing as the organization’s level of concentration in equity investments increases. The highest marginal charge specified in the final rules requires a 25 percent deduction from Tier 1 capital for covered investments that aggregate more than 25 percent of an organization’s Tier 1 capital. Equity investments through SBICs will be exempt from the new charges to the extent such investments, in the aggregate, do not exceed 15 percent of the banking organization’s Tier 1 capital. The new charges would not apply to individual investments made by banking organizations prior to March 13, 2000. Grandfathered investments made by state banks under section 24(f) of the Federal Deposit Insurance Act also are exempted from coverage.

     Other legislation which has been or may be proposed to the United States Congress and the California Legislature and regulations which may be proposed by the SEC, FRB, FDIC and the DFI may affect the business of the Company. It cannot be predicted whether any pending or proposed legislation or regulations will be adopted or the effect such legislation or regulations may have upon the business or the Company.

     Consumer Protection Laws and Regulations. The bank regulatory agencies are focusing greater attention on compliance with consumer protection laws and regulations. Examination and enforcement have become more intense in nature and insured institutions have been advised to carefully monitor compliance with such laws and regulations. The Company is subject to many federal consumer protection statutes and regulations, some of which are discussed below.

     The Community Reinvestment Act (CRA) is intended to encourage insured depository institutions, while operating safely and soundly, to help meet the credit needs of their communities. The CRA specifically directs the federal regulatory agencies, in examining insured depository institutions, to assess a bank’s record of helping meet the credit needs of its entire community, including low and moderate-income neighborhoods, consistent with safe and sound banking practices. The CRA further requires the agencies to take a financial institution’s record of meeting its community credit needs into account when evaluating applications for, among other things, domestic branches, mergers or acquisitions, or holding company formations. The agencies use the CRA assessment factors in order to provide a rating to the financial institution. The four point rating scale ranges from a high of “outstanding” to a low of “substantial noncompliance.”

     The Equal Credit Opportunity Act (ECOA) generally prohibits discrimination in any credit transaction, whether for consumer or business purposes, on the basis of race, color, religion, national origin, sex, marital status, age (except in limited circumstances), receipt of income from public assistance programs, or good faith exercise of any rights under the Consumer Credit Protection Act. The Truth in Lending Act (TILA) is designed to ensure that credit terms are disclosed in a meaningful way so that consumers may compare credit terms more readily and knowledgeably. As a result of the TILA, all creditors must use the same credit terminology to express rates and payments, including but not limited to the annual percentage rate, the finance charge, the amount financed, the total of payments and the payment schedule.

     The Fair Housing Act (FH Act) regulates many practices, including making it unlawful for any lender to discriminate in its housing-related lending activities against any person because of race color, religion, national origin, sex, handicap or familial status. The Home Mortgage Disclosure Act (HMDA), in response to public concern over credit shortages in certain urban neighborhoods, requires public disclosure of information that shows whether financial institutions are serving the housing credit needs of the neighborhoods and communities in which they are located. The HMDA also includes a “fair lending” aspect that requires the collection and disclosure of data about applicant and borrower characteristics as a way of identifying possible discriminatory lending patterns and enforcing anti-discrimination statutes.

     The Right to Financial Privacy Act (RFPA) imposes a new requirement for financial institutions to provide new privacy protections to consumers. Financial institutions must provide disclosures to consumers of its privacy policy, and state the rights of consumers to direct their financial institution not to share their nonpublic personal information with third parties.

     The Real Estate Settlement Procedures Act (RESPA) requires lenders to provide borrowers with disclosures regarding the nature and cost of real estate settlements. Also, RESPA prohibits certain abusive practices, such as kickbacks, and places limitations on the amount of escrow accounts.

     Penalties for noncompliance or violations under the above laws may include fines, reimbursement and other penalties. Due to heightened regulatory concern related to compliance with CRA, TILA, FH Act, ECOA, HMDA, RFPA and RESPA generally, the Company may incur additional compliance costs or be required to expend additional funds for investments in its local community.

     Recent Accounting Pronouncements. In April 2002, the Financial Accounting Standards Board (FASB) issued SFAS No. 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections. This Statement rescinds SFAS No. 4, Reporting Gains and Losses from Extinguishment of Debt, and an amendment of that Statement, SFAS No. 64, Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements. This Statement also rescinds SFAS No. 44, Accounting for Intangible Assets of Motor Carriers. This Statement amends SFAS No. 13, Accounting for Leases, to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. This Statement also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. This Statement is effective for fiscal years beginning after May 15, 2002. Adoption of this statement is not expected to have a material effect on the Company’s consolidated financial statements.

     In June 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. This Statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring). This Statement is effective for exit or disposal activities initiated after December 31, 2002. Adoption of this statement is not expected to have a material effect on the Company’s consolidated financial statements.

     In October 2002, the FASB issued SFAS No. 147, Acquisitions of Certain Financial Institutions. This statement, which addresses financial accounting and reporting matters for the acquisition of all or part of a financial institution, applies to all such transactions except those between two or more mutual enterprises. This statement removes acquisitions of financial institutions, other than transactions between two or more mutual enterprises, from the scope of SFAS No. 72, Accounting for Certain Acquisitions of Banking or Thrift Institutions, and related interpretations. This statement requires a financial institution to apply SFAS No. 144 and evaluate long-term customer relationship intangible assets (core deposit intangible) for impairment. Under SFAS No. 72, a financial institution may have recorded an unidentifiable intangible asset arising from a business combination. If certain criteria in SFAS No. 147 are met, the amount of the unidentifiable intangible asset will be reclassified to goodwill upon adoption of this Statement and any amortization amounts that were incurred after the adoption of SFAS No. 142 must be reversed. Reclassified goodwill would then be measured for impairment under the provisions of SFAS No. 142. Provisions of this statement are applicable on or after October 1, 2002. In management’s opinion, the adoption of this Statement did not have a material effect on the Company’s consolidated financial position or results of operations.

     In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure—an amendment of FASB Statement No. 123. This Statement amends SFAS No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The transition guidance and annual disclosure provisions of SFAS No. 148 are effective for fiscal years ending after December 15, 2002. The interim disclosure provisions are effective for financial reporting containing financial statements for interim periods beginning after December 15, 2002. Because the Company accounts for the compensation cost associated with its stock option plan under the intrinsic value method, the alternative methods of transition will not apply to the Company. The additional disclosure requirements of the statement are included in these financial statements. In management’s opinion, the adoption of this Statement did not have a material impact on the Company’s consolidated financial position or results of operations.

     Trust Preferred Securities. During the third quarter, the Company formed a wholly owned Connecticut statutory business trust, Plumas Statutory Trust I (the “Trust”). On September 26, 2002, the Company issued to the Trust Floating Rate Junior Subordinated Deferrable Interest Debentures due 2032 (Debentures) in the aggregate principal amount of $6,000,000. In exchange for these debentures the Trust paid the Company $6,000,000. The Trust funded its purchase of debentures by issuing $6,000,000 in floating rate capital securities (capital securities), which were sold to a third party. These capital securities qualify as Tier I capital under Federal Reserve Board guidelines. The Debentures are the only asset of the Trust. The interest rate and terms on both instruments are substantially the same. The rate is the three month LIBOR (London Interbank Offered Rate) plus 3.40% not to exceed 11.9% adjustable quarterly. A portion of the proceeds ($2,500,000) from the sale of the Debentures were used by the Company to inject capital into Plumas Bank, the remaining proceeds are being held for the planned growth of the Company.

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

     The capital securities are mandatorily redeemable upon maturity of the Debentures on September 26, 2032, or upon earlier redemption as provided in the indenture.

     Other Information Concerning the Company. The Company holds no material patents, trademarks, licenses, franchises or concessions. No expenditures were made by the Company since inception on material research activities relating to the development of services or the improvement of existing services. Based upon present business activities, compliance with federal, state and local provisions regulating discharge of materials into the environment will have no material effects upon the capital expenditures, earnings and competitive position of the Company.

     Public Filings. On March 19, 2002 the Company filed a registration statement on Form S-4EF with the Securities and Exchange Commission (SEC) to register the common stock under the Securities Act of 1933. Subsequent to the reorganization of the Company on June 21, 2002, the Company registered the common stock of Plumas Bancorp under the Securities Exchange Act of 1934 as a successor issuer on Form 8-A. Throughout 2002, the Company has regularly filed current reports and quarterly reports on Forms 8-K and 10-QSB. The filings for Plumas Bancorp may be obtained at the SEC website address: “www.sec.gov.”

Item 2. Description of Properties

     The Company owns eight depository branches and leases one other depository branch as well as four automated teller machine locations used in the normal course of business throughout five counties in the Company’s service area. In addition, the Company owns two administrative buildings in Quincy California.

Owned Properties

35 S. Lindan Avenue	32 Central Avenue
Quincy, California (1)	Quincy, California (1)

336 West Main Street	120 N. Pine Street
Quincy, California	Portola, California

121 Crescent Street	315 Birch Street
Greenville, California	Westwood, California (2)

43163 Highway 299E	3000 Riverside Drive
Fall River Mills, California	Susanville, California

255 Main Street	510 N. Main Street
Chester, California	Alturas, California (3)

Leased Properties

11429 Donner Pass Road	7597 Highway 89
Truckee, California	Graeagle, California (4)

502 Main Street	50 Grand Avenue
Lake Almanor, California (4)	Susanville, California (4)

Peninsula Drive & Big Cove Road	10059 Palisades Drive
Lake Almanor, California (4)	Truckee, California (1)

(1)	Non-branch administrative/lending offices.

(2)	Westwood branch is mortgaged with an outstanding balance of $94,000 at December 31, 2002.

(3)	Alturas branch although owned has an underlying land lease which expires in November 2005, with an option to renew the lease for ten years.

(4)	Non-branch stand-alone automated teller machine location.

     There are no contingent rental payments. Total rental expenses under all leases, including premises, totaled $85,000, $97,000 and $44,000, in 2002, 2001 and 2000 respectively. The expiration dates of the leases vary, with the first such lease expiring during 2003 and the last such lease expiring during 2005. The Company maintains insurance coverage on its premises, leaseholds and equipment, including business interruption and record reconstruction coverage. The branch properties and non-branch offices are adequate, suitable, in good condition and have adequate parking facilities for customers and employees. The Company and Bank are limited in their investments in real property under Federal and state banking laws. Generally, investments in real property are either for the Company and Bank use or are in real property and real property interests in the ordinary course of the Bank’s business.

Item 3. Legal Proceedings

     From time to time, the Company and/or its subsidiaries are a party to claims and legal proceedings arising in the ordinary course of business. In the opinion of the Company’s management, the amount of ultimate liability with respect to such proceedings will not have a material adverse effect on the financial condition or results of operations of the Company taken as a whole.

Item 4. Submission of Matters to a Vote of Security Holders

     No matters were submitted to vote of the security holders during the fourth quarter of the period covered by this report.

PART II

Item 5. Market for Common Equity and Related Stockholder Matters

     The Company’s common stock is quoted on the Over-The-Counter (OTC) Bulletin Board under the ticker symbol “PLBC”. As of December 31, 2002, there were 3,209,396 shares of the Company’s stock outstanding held by approximately 1,600 shareholders of record as of the same date. The following table shows the high and low prices for the common stock, for each quarter as reported by Yahoo Finance. The stock prices and per share cash dividends presented below have been adjusted to reflect the three-for-two stock split issued in November 2002.

Plumas Bancorp
Common Stock Sale Prices

	Qtr 4	Qtr 3	Qtr 2	Qtr 1	Qtr 4	Qtr 3	Qtr 2	Qtr 1
	2002	2002	2002	2002	2001	2001	2001	2001

High	$17.00	$16.67	$15.00	$10.67	$10.00	$9.13	$8.17	$7.79
Low	14.83	13.83	9.80	9.33	7.43	7.50	7.00	6.37

     2002 Dividends. Prior to the Company’s reorganization on June 21, 2002, the Company’s predecessor, Plumas Bank paid a $.22 per share cash dividend to shareholders of record as of April 24, 2002. The cash dividend was paid on May 3, 2002 and totaled $703,000. After the re-organization the Company issued a three-for-two stock split and paid a special $.05 per share cash dividend to shareholders of record as of November 12, 2002. The cash dividend was paid on shares outstanding following the three-for-two stock split on November 26, 2002 and totaled $162,000.

     2001 Dividends. The Company’s predecessor, Plumas Bank paid a $.20 per share cash dividend to shareholders of record as of April 10, 2001. The cash dividend was paid on April 24, 2001 and totaled $635,000.

     Other Dividend Information. The Company’s primary source of revenue to pay dividends to its shareholders is dividends from Plumas Bank. The amount and payment of dividends by the Company is set by the Company’s Board of Directors. Any further dividends will be decided based on a number of factors including results of operations, general business conditions, capital requirements, general financial conditions, and other factors deemed relevant by the Board of Directors.

     The California Financial Code restricts without the prior consent of the Commissioner the total dividend payment of any California bank in any calendar year to the lesser of (1) the bank’s retained earnings or (2) the bank’s net income for its last three fiscal years, less distributions made to shareholders during the same three-year period. At December 31, 2002, Plumas Bank had $5,113,000 in retained earnings available for dividend payments to the Company.

Item 6. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Summary of Consolidated Financial Data and Performance Ratios

	At or for the Year ended December 31,

	2002	2001	2000	1999	1998

	(dollars in thousands, except per share data)
Statement of Income:
Interest income	$18,252	$18,981	$18,279	$15,332	$14,168
Interest expense	4,038	6,373	6,724	5,096	5,222

Net interest income	14,214	12,608	11,555	10,236	8,946

Provision for loan losses	825	725	500	480	400
Non-interest income	3,415	3,022	2,343	2,142	2,057
Non-interest expense	11,604	10,480	9,431	8,188	7,429

Income before income taxes	5,200	4,425	3,967	3,710	3,174
Provision for income taxes	2,046	1,667	1,404	1,442	1,170

Net income	$3,154	$2,758	$2,563	$2,268	$2,004

Financial Ratios:
For the year:
Return on average assets	1.07%	1.07%	1.12%	1.10%	1.06%
Return on average equity	14.22	14.20	14.90	14.09	13.94
Dividend payout ratio	27.27	22.99	24.39	25.00	27.69
Average equity to average assets ratio	7.53	7.54	7.49	7.78	7.59
Net interest margin	5.43	5.50	5.84	5.53	5.40
Efficiency ratio	65.82	67.05	67.86	66.15	67.52
At December 31:
Total capital to risk-adjusted assets	12.85%	10.48%	10.09%	10.92%	10.38%
Allowance for loan and lease losses to loans	1.19	1.17	1.15	1.25	1.33
Loans to deposits	70.67	72.83	73.46	66.38	55.26
Non-performing assets to total assets	0.59	0.52	0.34	0.58	0.73

Balance Sheet:
Total assets	$325,464	$275,090	$243,601	$212,315	$201,046
Total loans	$207,721	$183,676	$164,004	$128,883	$102,173
Allowance for loan and lease Losses	$2,471	$2,153	$1,888	$1,608	$1,361
Total deposits	$293,939	$252,206	$223,256	$194,163	$184,905
Total shareholders’ equity	$23,288	$20,617	$18,165	$16,813	$15,349

	At or for the Year ended December 31,

	2002	2001	2000	1999	1998

	(dollars in thousands, except per share data)
Share Data:
Common Shares Outstanding
(in thousands)	3,209	3,192	3,082	3,161	3,100
Book Value Per Share	$7.26	$6.46	$5.89	$5.32	$4.95
Basic Earnings Per Share	$0.99	$0.87	$0.82	$0.72	$0.65
Diluted Earnings Per Share	$0.96	$0.86	$0.79	$0.67	$0.61
Cash Dividends Per Share	$0.27	$0.20	$0.20	$0.18	$0.18

     General. The Board of Directors and Management believe that the Company plays an important role in the economic well being of the communities it serves. Its subsidiary bank has a continuing responsibility to provide a wide range of lending and deposit services to both individuals and businesses. These services are tailored to meet the needs of the communities served by the Company and Plumas Bank.

     Various loan products are offered which promote home ownership and affordable housing, fuel job growth and support community economic development. Types of loans offered range from personal and commercial loans to real estate, construction, agricultural, and mortgage loans. Banking decisions are made locally with the goal of maintaining customer satisfaction.

     Various deposit products are offered which are geared to provide both individual and business customers with a wide range of choices. These products include both high and low volume transaction accounts, savings and money market products, certificate of deposit accounts with a wide range of maturities, and IRA accounts including Roth and Educational IRAs.

     The following discussion is designed to provide a better understanding of significant trends related to the Company’s financial condition, results of operations, liquidity, capital resources and interest rate sensitivity. It pertains to the Company’s financial condition, changes in financial condition and results of operations as of December 31, 2002 and 2001 and for each of the three years in the period ended December 31, 2002. The discussion should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto and the other financial information appearing elsewhere herein.

OVERVIEW

     The Company’s net income increased $396,000, or 14.4%, to $3,154,000 for the year ended December 31, 2002 from $2,758,000 for the same period in 2001. The primary contributors to the increase in net income for 2002 were a $1.6 million increase in net interest income before provision for loan losses and a $393 thousand increase in non-interest income, partially offset by a $1.1 million increase in non-interest expenses, a $379 thousand increase in income tax expense and a $100 thousand increase in the provision for loan losses.

     Total assets at December 31, 2002 increased $50.4 million, or 18.3%, to $325.5 million from $275.1 million at December 31, 2001. Growth in total assets was primarily concentrated in the loan portfolio, which grew $24.0 million, or 13.1%, to $207.7 million during the same period. Additional asset growth was the result of proceeds from the Company’s issuance of $6 million in trust preferred securities in September 2002. The growth in the loans was primarily funded by growth in deposits. Deposits grew $41.7 million, or 16.5%, to $293.9 million at December 31, 2002 from $252.2 million at December 31, 2001.

     The return on average assets was 1.07% for both years ended December 31, 2002 and 2001. The return on average equity was 14.2% for both years ended December 31, 2002 and 2001. The Company’s continued growth offset the positive affects of the Company’s improved earnings resulting in no change in the return on average asset and equity ratios.

RESULTS OF OPERATIONS

Net Interest Income before Provision for Loan Losses

     2002 compared to 2001. Net interest income before provision for loan losses is the difference between interest earned on assets and interest paid on liabilities. Net interest income, on a nontax-equivalent basis, was $14.2 million for 2002, an increase of $1.6 million, or 12.7%, from $12.6 million for 2001. The increase in net interest income was attributed to declines in rates paid on deposits combined with volume increases in average loan balances, partially offset by declines in the yields on interest-earning assets. The average loan balances were $197.9 million for 2002, up $21.2 million, or 12.0%, from the $176.7 million for 2001. Offsetting the benefits of the increased loan volume was the continuing impact of the 2001 falling interest rate environment. The average loan yield was 8.04% for 2002, down 117 basis points, or 12.7%, from the 9.21% for 2001.

     Interest expense decreased $2.3 million, or 36.7%, to $4.0 million for 2002, down from $6.4 million for 2001. The decrease in interest expense was primarily attributed to rate decreases for both time and money market deposits, slightly offset by volume increases in deposits. The average rate paid on time deposits was 3.12% for 2002, down 193 basis points, or 38.2%, from the 5.05% paid for 2001. The average rate paid on money market deposits was 1.50% for 2002, down 156 basis points, or 51.0%, from the 3.06% paid for 2001. The average money market deposit balances were $51.8 million for 2002, up $9.7 million, or 23.1%, from the $42.0 million for 2001.

     Net interest margin is net interest income expressed as a percentage of average interest-earning assets. The net interest margin for 2002 decreased 7 basis points to 5.43%, down from 5.50% for 2001. The adverse effects of the 2001 falling interest rate environment on the Company’s interest-earning assets offset the positive affects of the declining cost of funds and increasing loan volumes and resulted in the slight decrease in the net interest margin when comparing the periods of 2002 and 2001.

     The following table presents for the years indicated the distribution of consolidated average assets, liabilities and shareholders’ equity. It also presents the amounts of interest income from interest-earning assets and the resultant yields expressed in both dollars and yield percentages, as well as, the amounts of interest expense on interest-bearing liabilities and the resultant cost expressed in both dollars and rates percentages. Nonaccrual loans are included in the calculation of average loans while nonaccrued interest thereon is excluded from the computation of yields earned:

	2002			2001

	Average Balance	Interest	Yield /	Average Balance	Interest	Yield /
	(in thousands)	(in thousands)	Rate	(in thousands)	(in thousands)	Rate

Interest-earning assets:
Loans (1) (2)	$197,900	$15,912	8.04%	$176,746	$16,286	9.21%
Investment securities (1)	46,628	2,065	4.43%	42,725	2,374	5.56%
Federal funds sold	17,465	275	1.57%	9,729	321	3.30%

Total earning assets	261,993	18,252	6.97%	229,200	18,981	8.28%
Cash and demand deposits with banks	16,201			13,983
Other assets	16,514			14,398

Total assets	$294,708			$257,581

Interest-bearing liabilities:
NOW deposits	$33,070	114	0.34%	$28,131	195	0.69%
Money market deposits	51,776	775	1.50%	42,045	1,285	3.06%
Savings deposits	39,094	432	1.11%	32,753	581	1.77%
Time deposits	84,195	2,624	3.12%	85,307	4,307	5.05%
Other borrowings (3)	1,617	93	5.75%	51	5	9.80%

Total interest-bearing liabilities	209,752	4,038	1.93%	188,287	6,373	3.38%

Non-interest bearing deposits	60,638			47,604
Other liabilities	2,134			2,267
Shareholders’ equity	22,184			19,423

Total liabilities & equity	$294,708			$257,581

Cost of funding interest-earning assets			1.54%			2.78%
Net interest income and margin		$14,214	5.43%		$12,608	5.50%

(1)	Not computed on a tax-equivalent basis.

(2)	Loan fees included in loan interest income for the years ended December 31, 2002 and 2001 amounted to $442 and $525, respectively.

(3)	For the purpose of this schedule the interest expense related to the Company’s junior subordinated debentures is included in other borrowings.

     The following table sets forth changes in interest income and interest expense, for the years indicated and the amount of change attributable to variances in volume, rates and the combination of volume and rates based on the relative changes of volume and rates:

	2002 over 2001 change in net interest income

	(in thousands)
	Volume (1)	Rate (2)	Mix (3)	Total

Interest-earning assets:
Loans	$1,949	$(2,075)	$(248)	$(374)
Investment Securities	217	(482)	(44)	(309)
Federal funds sold	255	(168)	(133)	(46)

Total interest income	2,421	(2,725)	(425)	(729)

Interest-bearing liabilities:
NOW deposits	34	(98)	(17)	(81)
Money market deposits	297	(656)	(152)	(511)
Savings deposits	112	(219)	(42)	(149)
Time deposits	(56)	(1,648)	21	(1,683)
Other borrowings	154	(2)	(63)	89

Total interest expense	541	(2,623)	(253)	(2,335)

Net interest income	$1,880	$(102)	$(172)	$1,606

(1)	The volume change in net interest income represents the change in average balance divided by the 2001 rate.

(2)	The rate change in net interest income represents the change in rate divided by the 2001 average balance.

(3)	The mix change in net interest income represents the change in average balance multiplied by the change in rate.

     2001 compared to 2000. Net interest income, on a nontax-equivalent basis, was $12.6 million for 2001, an increase of $1.1 million, or 9.1%, from $11.6 million for 2000. The increase in net interest income was attributed to volume increases in the average loan balances combined with declines in rates paid on the deposits, partially offset by declines in the yields on the interest-earning assets and volume increases in the average interest-bearing deposit balances. The average loan balances were $176.7 million for 2001, up $35.2 million, or 24.9%, from the $141.6 million for 2000. Offsetting the benefits of the increased loan volume was the impact of the 2001 falling interest rate environment. The average loan yield was 9.21% for 2001, down 129 basis points, or 12.3%, from the 10.50% for 2000.

     Interest expense decreased $351,000, or 5.2%, to $6.4 million for 2001, down from $6.7 million for 2000. The decrease in interest expense was primarily attributed to rate decreases for both money market, time and savings deposits, somewhat offset by volume increases in time and money market deposits. The average rate paid on money market deposits was 3.06% for 2001, down 147 basis points, or 32.5%, from the 4.53% paid for 2000. The average rate paid on time deposits was 5.05% for 2001, down 50 basis points, or 9.0%, from the 5.55% paid for 2000. The average time deposit balances were $85.3 million for 2001, up $12.4 million, or 17.0%, from the $72.9 million for 2000.

     The net interest margin for 2001 decreased 33 basis points to 5.50%, down from 5.83% for 2000. The adverse effects of the 2001 falling interest rate environment on the Company’s interest-earning assets were not entirely offset by the positive affects of the increasing loan volumes and declining cost of funds. As a result, the net interest margin decreased when comparing the periods of 2002 and 2001.

     The following table presents for the years indicated the distribution of consolidated average assets, liabilities and shareholders’ equity. It also presents the amounts of interest income from interest-earning assets and the resultant yields expressed in both dollars and yield percentages, as well as, the amounts of interest expense on interest-bearing liabilities and the resultant cost expressed in both dollars and rates percentages. Nonaccrual loans are included in the calculation of average loans while nonaccrued interest thereon is excluded from the computation of yields earned:

	2001			2000

			Yield			Yield
	Average Balance	Interest	/	Average Balance	Interest	/
	(in thousands)	(in thousands)	Rate	(in thousands)	(in thousands)	Rate

Interest-earning assets:
Loans (1) (2)	$176,746	$16,286	9.21%	$141,562	$14,869	10.50%
Investment securities (1)	42,725	2,374	5.56%	54,054	3,261	6.03%
Federal funds sold	9,729	321	3.30%	2,500	149	5.96%

Total earning assets	229,200	18,981	8.28%	198,116	18,279	9.23%
Cash and demand deposits with banks	13,983			17,092
Other assets	14,398			14,300

Total assets	$257,581			$229,508

Interest-bearing liabilities:
NOW deposits	$28,131	195	0.69%	$25,980	271	1.04%
Money market deposits	42,045	1,285	3.06%	36,540	1,654	4.53%
Savings deposits	32,753	581	1.77%	33,075	702	2.12%
Time deposits	85,307	4,307	5.05%	72,918	4,044	5.55%
Other borrowings (3)	51	5	9.80%	849	53	6.24%

Total interest-bearing liabilities	188,287	6,373	3.38%	169,362	6,724	3.97%

Non-interest bearing deposits	47,604			41,281
Other liabilities	2,267			1,671
Shareholders’ equity	19,423			17,194

Total liabilities & equity	$257,581			$229,508

Cost of funding interest-earning assets			2.78%			3.39%
Net interest income and margin		$12,608	5.50%		$11,555	5.83%

(1)	Not computed on a tax-equivalent basis.

(2)	Loan fees included in loan interest income for the years ended December 31, 2001 and 2000 amounted to $525 and $335, respectively.

(3)	For the purpose of this schedule the interest in the Company’s junior subordinated debentures is included in other borrowings.

     The following table sets forth changes in interest income and interest expense, for the years indicated and the amount of change attributable to variances in volume, rates and the combination of volume and rates based on the relative changes of volume and rates:

	2001 over 2000 change in net interest income

	(in thousands)
	Volume (1)	Rate (2)	Mix (3)	Total

Interest-earning assets:
Loans	$3,696	$(1,825)	$(454)	$1,417
Investment Securities	(683)	(258)	54	(887)
Federal funds sold	431	(67)	(192)	172

Total interest income	3,444	(2,150)	(592)	702

Interest-bearing liabilities:
NOW deposits	23	(91)	(8)	(76)
Money market deposits	249	(537)	(81)	(369)
Savings deposits	(7)	(115)	1	(121)
Time deposits	687	(362)	(62)	263
Other borrowings	(50)	30	(28)	(48)

Total interest expense	902	(1,075)	(178)	(351)

Net interest income	$2,542	$(1,075)	$(414)	$1,053

(1)	The volume change in net interest income represents the change in average balance divided by the 2000 rate.

(2)	The rate change in net interest income represents the change in rate divided by the 2000 average balance.

(3)	The mix change in net interest income represents the change in average balance multiplied by the change in rate.

     Provision for Loan Losses. The allowance for loan losses is maintained at a level that management believes will be adequate to absorb inherent losses on existing loans based on an evaluation of the collectibility of the loans and prior loan loss experience. The evaluations take into consideration such factors as changes in the nature and volume of the portfolio, overall portfolio quality, review of specific problem loans, and current economic conditions that may affect the borrower’s ability to pay. The allowance for loan losses is based on estimates, and ultimate losses may vary from the current estimates. These estimates are reviewed periodically and, as adjustments become necessary, they are reported in earnings in the periods in which they become known. See the sections titled Asset Quality and Analysis of Allowance for Loan Losses for further discussion of loan quality trends and the provision for loan losses.

     The Company recorded $825,000, $725,000 and $500,000 in provision for loan losses for 2002, 2001 and 2000, respectively. The increase in the provision for loan losses during these periods is primarily reflective of the increasing loan volumes. The Company assesses its loan quality monthly to maintain an adequate allowance for loan losses. Based on information currently available, management believes that the allowance for loan losses is adequate to absorb potential risks in the portfolio. However, no assurance can be given that the Company may not sustain charge-offs which are in excess of the allowance in any given period.

Non-Interest Income

     2002 compared to 2001. During 2002, total non-interest income increased $393,000, or 13.0%, to $3.4 million, up from $3.0 million for 2001. The increase in non-interest income is primarily due to increases in the number of fee generating accounts, merchant processing income, alternative investment fee income, gains on the sale of available-for-sale investment securities and restructuring of the Bank’s service charge fee schedule in February 2002, partially offset by reduced gains on the sale of loans and other real estate.

     2001 compared to 2000. During 2001, total non-interest income increased $679,000, or 29.0%, to $3.0 million, up from $2.3 million for 2000. The increase in non-interest income is primarily due to increases in the number of fee generating accounts, number of loans serviced, merchant processing income, alternative investment fee income and gains on the sale of loans and available-for-sale investment securities. The declining interest rate environment in 2001 resulted in increased mortgage refinancing activities for the Company as well as opportunities to sell loans and investment securities with gains. Also during 2001 the Company began selling Small Business Administration (SBA) loans that it had originated resulting in increases in gains on sale of loans as well as increasing ongoing loan servicing income.

     The following table describes the components of non-interest income for the years ended December 31, 2002, 2001 and 2000.

	Year Ended December 31,

	2002	2001	2000

	(in thousands)
Service charges	$1,905	$1,596	$1,457
Loan servicing	318	302	211
Cash surrender value life insurance earnings	217	243	214
Gain on sale of loans, net	191	267	29
Gain (loss) on sale of Investment securities, net	117	72	(34)
Merchant processing	205	149	97
Investment services	144	113	78
Other income	318	280	291

Total non-interest income	$3,415	$3,022	$2,343

     Non-Interest Expense

     2002 compared to 2001. During 2002, non-interest expense increased $1.1 million, or 10.7%, to $11.6 million, up from $10.5 million for 2001. The increase in non-interest expense is primarily due to increased salary and benefit costs, equipment depreciation expense and professional fees. The increase to salary and benefits was the result of staffing additions to manage the overall growth of the Company as well as higher health-care costs. The increases to equipment expense were the result of, additional depreciation expense resulting from the installation of an automated teller platform system and enhancement to the Company’s data processing systems. The increases to professional fees related to the use of consultants for the enhancement of the systems securing customer and Company information and legal costs incurred to complete the merger and reorganization of Plumas Bank under the Holding Company.

     2001 compared to 2000. During 2001, non-interest expense increased $1.0 million, or 11.1%, to $10.5 million, up from $9.4 million for 2000. The increase in non-interest expense was primarily due to increased salary and benefit costs as well as occupancy and equipment costs partially offset by declines in outsourced data processing fees and director compensation. The Company experienced increases to a number of non-interest expense components including salaries/benefits and occupancy/equipment costs as a result of opening its Truckee branch in early 2001. Also during 2001, the Company experienced increases in salaries/benefits and equipment costs, as a result of the Company absorbing a full year’s costs related to the proof operation, which was brought in-house in the later part of 2000. However, as an offset to the increased proof operation expenses, were significant reductions in outsourced data processing costs. In addition, there were increases to salary and benefit costs resulting from staffing additions to manage the overall growth of the Company. Decreases to director compensation expense were the result of the Company having established retirement plans for its directors, resulting in one-time expenditures during 2000.

     The following table describes the components of other non-interest expense for the years ended December 31, 2002, 2001 and 2000.

	Year Ended December 31,

	2002	2001	2000

	(in thousands)
Salaries and employee benefits	$6,269	$5,867	$5,062
Occupancy and equipment	1,794	1,525	1,137
Professional fees	605	297	371
Business development	371	330	243
Telephone	347	293	298
Stationery and supplies	324	300	200
Armored car and courier	318	354	237
Advertising and promotion	260	237	214
Loan expenses	244	216	188
Director compensation	228	216	419
Postage	184	201	163
Outsourced data processing	68	72	377
Other income	592	572	522

Total non-interest income	$11,604	$10,480	$9,431

FINANCIAL CONDITION

     Loan Portfolio. The Company continues to manage the mix of its loan portfolio consistent with its identity as a community bank serving the financing needs throughout various counties of Northeastern California. Although the Company offers a broad array of financing options, it continues to concentrate its focus on small to medium commercial businesses. These loans offer diversification as to industries and types of businesses, thus limiting material exposure in any industry concentrations. The Company offers both fixed and floating rate loans and obtains collateral in the form of real property, business and personal assets and deposit accounts, but looks to business and personal cash flows as its primary source of repayment. Loans are carried at face amount, less principal collected and the allowance for possible loan losses. Interest on all loans is accrued monthly on a simple interest basis.

     The Company’s largest historical lending categories are real estate mortgage loans, commercial loans and consumer loans. These categories accounted for approximately 39.1%, 25.2% and 23.3%, respectively of the Company’s total loan portfolio at December 31, 2002, and approximately 35.2%, 27.2%

and 25.7%, respectively of the Company’s total loan portfolio at December 31, 2001. In addition, the Company’s real estate-related loans, including real estate mortgage loans, real estate construction loans, consumer equity lines of credit, and agricultural loans secured by real estate comprised 51.7% of the total loans portfolio at December 31, 2002. Moreover, the business activities of the Company currently are focused in the California counties of Plumas, Lassen, Modoc, Shasta, and Nevada. Consequently, the results of operations and financial condition of the Company are dependent upon the general trends in these California economies and, in particular, the residential and commercial real estate markets. In addition, the concentration of the Company’s operations in these areas of California exposes it to greater risk than other banking companies with a wider geographic base in the event of catastrophes, such as earthquakes, fires and floods in these regions in California.

     The rates of interest charged on variable rate loans are set at specific increments in relation to the Company’s published lending rate and vary as the Company’s lending rate changes. At December 31, 2002, approximately 62% of the Company’s loan portfolio was compromised of variable rate loans, and at December 31, 2001, approximately 55% of the Company’s loan portfolio was compromised of variable interest rate loans.

     While real estate mortgage, commercial and consumer lending remain the foundation of the Company’s historical loan mix, some changes in the mix have occurred due to the changing economic environment and the resulting change in demand for certain loan types. In addition, the Company remains committed to the agricultural industry in Northeastern California and will continue to pursue high quality agricultural loans as an important component of its overall loan portfolio. Agricultural loans outstanding at December 31, 2002 increased to $25.6 million, or 12.3% of the Company’s total loan portfolio, from $21.9 million, or 11.9%, at December 31, 2001

     The following table sets forth the amounts of loans outstanding by category as of the dates indicated.

	December 31,

	2002	2001	2000	1999	1998

	(in thousands)
Real estate mortgage	$66,039	$50,865	$48,878	$41,879	$31,055
Real estate construction	15,175	13,705	10,118	7,818	9,058
Commercial	52,432	49,910	43,464	29,494	25,621
Consumer	48,465	47,280	43,793	34,715	28,852
Agriculture	25,610	21,916	17,751	14,977	7,587

Total loans	207,721	183,676	164,004	128,883	102,173
Less deferred fees	(601)	(748)	(664)	(490)	(325)
Less allowance for loan And lease losses	(2,471)	(2,153)	(1,888)	(1,608)	(1,361)

Net loans	$204,649	$180,775	$161,452	$126,785	$100,487

     The following table sets forth the maturity/repricing of gross loan categories as of December 31, 2002. Also provided with respect to such loans are the amounts due after one year, classified according to sensitivity to changes in interest rates:

	Within	After One		After
	One Year	Through Five Years		Five Years	Total

	(in thousands)
Real estate – mortgage	$15,806	$30,236	$19,997		$66,039
Real estate – construction	14,443	314	418		15,175
Commercial	34,607	14,942	2,883		52,432
Consumer	18,177	21,494	8,794		48,465
Agriculture	16,746	8,119	745		25,610

Total	$99,779	$75,105	$32,837		$207,721

Loans maturing after one year with:
Fixed interest rates		$38,377	$32,497		$70,874
Variable interest rates		36,728	340		37,068

Total		$75,105	$32,837		$107,942

     Loan Commitments. In the normal course of business, there are various commitments outstanding to extend credits that are not reflected in the financial statements. Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Annual review of commercial credit lines and ongoing monitoring of outstanding balances reduces the risk of loss associated with these commitments. As of December 31, 2002, the Company had $49.3 million in unfunded loan commitments, of which, $29.6 million and $19.7 million represented commitments to commercial and consumer customers, respectively. Of the total unfunded commitments at December 31, 2002, $23.6 million were secured by real estate, of which $12.8 was secured by commercial real estate and $10.8 was secured by residential real estate in the form of equity lines of credit. The commercial loan commitments not secured by real estate primarily represent business lines of credit, while the consumer loan commitments not secured by real estate primarily represent revolving credit card lines.

     Asset Quality. The Company attempts to minimize credit risk through its underwriting and credit review policies. The Company credit review process includes internally prepared credit reviews as well as contracting with an outside firm to conduct annual credit reviews. The Board of Directors through the loan committee, reviews the asset quality of new and problem loans on a monthly basis and reports the findings to the full Board of Directors. In management’s opinion, this loan review system facilitates the early identification of potential problem loans.

     The Company places loans 90 days or more past due on nonaccrual status unless the loan is well secured and in the process of collection. A loan is considered to be in the process of collection if, based on a probable specific event, it is expected that the loan will be repaid or brought current. Generally, this collection period would not exceed 90 days. When a loan is placed on nonaccrual status the Company’s general policy is to reverse and charge against current income previously accrued but unpaid interest. Interest income on such loans is subsequently recognized only to the extent that cash is received and future collection of principal is deemed by management to be probable. Where the collectibility of the principal or interest on a loan is considered to be doubtful by management, it is placed on nonaccrual status prior to becoming 90 days delinquent.

     The following table sets forth the amount of the Company’s nonperforming assets as of the dates indicated. None of the Company’s loans were troubled debt restructurings.

	December 31,

	2002	2001	2000	1999	1998

		(dollars in thousands)
Nonaccrual loans	$1,711	$1,203	$522	$638	$828
Loans past due 90 days or more and still accruing	75	98	3	5	12

Total nonperforming loans	$1,786	$1,301	$525	$643	$840

Other real estate owned	125	122	300	594	629

Total nonperforming assets	$1,911	$1,423	$825	$1,237	$1,469

Interest income forgone on nonaccrual loans	$148	$72	$31	$49	$83

Interest income recorded on a cash basis on nonaccrual loans	$29	$1	$—	$5	$18

Nonperforming loans to total Loans	0.86%	0.71%	0.32%	0.50%	0.82%
Nonperforming assets to total Assets	0.59%	0.52%	0.34%	0.58%	0.73%
Allowance for loan and lease losses to nonperforming loans	138%	165%	360%	250%	162%

     The following table provides certain information for the years indicated with respect to the Company’s allowance for loan losses as well as charge-off and recovery activity.

	Year Ended December 31,

	2002	2001	2000	1999	1998

	(dollars in thousands)
Balance at beginning of period	$2,153	$1,888	$1,608	$1,361	$1,263

Charge-offs:
Commercial and agricultural	195	215	80	108	107
Real estate mortgage	13	—	—	—	—
Real estate construction	—	—	—	—	—
Consumer	393	345	250	227	241

Total charge-offs	601	560	330	335	348

Recoveries:
Commercial and agricultural	21	15	17	42	8
Real estate mortgage	—	—	—	—	—
Real estate construction	—	—	—	—	—
Consumer	73	85	93	60	38

Total recoveries	94	100	110	102	46

Net charge-offs	507	460	220	233	302

Provision for loan losses	825	725	500	480	400

Balance at end of period	$2,471	$2,153	$1,888	$1,608	$1,361

Net charge-offs during the period to average loans	0.26%	0.26%	0.16%	0.20%	0.32%
Allowance for loan losses to total Loans	1.19	1.17	1.15	1.25	1.33

     Analysis of Allowance for Loan Losses. Net charge-offs during the year ended December 31, 2002 totaled $507,000, or 0.24% of total loans, compared to $460,000, or 0.25% of total loans, for the comparable period in 2001. The allowance for loan losses stood at 1.19% of total loans as of December 31, 2002, versus 1.17% of total loans as of December 31, 2001.

     The allowance for loan losses is established through charges to earnings in the form of the provision for loan losses. Loan losses are charged to and recoveries are credited to the allowance for loan losses. The provision for loan losses is determined after considering various factors such as loan loss experience, current economic conditions, maturity of the portfolio, size of the portfolio, industry concentrations, borrower credit history, the existing allowance for loan losses, independent loan reviews, current charges and recoveries to the allowance for loan losses and the overall quality of the portfolio as determined by management, regulatory agencies, and independent credit review consultants retained by the Company.

     The adequacy of the Company’s allowance for loan losses is based on specific and formula allocations to the Company’s loan portfolio. Specific allocations are made for identified problem or potential problem loans. The specific allocations are increased or decreased through management’s reevaluation of the status of the particular problem loans. Loans which do not receive a specific allocation receive an allowance allocation based on a formula represented by a percentage factor based on underlying collateral, type of loan, historical charge-offs and general economic conditions which is applied against the general portfolio segments.

     It is the policy of management to make additions to the allowance for loan losses so that it remains adequate to cover anticipated charge-offs and management believes that the allowance at December 31, 2002 is adequate. However, the determination of the amount of the allowance is judgmental and subject to economic conditions which cannot be predicted with certainty. Accordingly, the Company cannot predict whether charge-offs of loans in excess of the allowance may be required in future periods.

     The provision for loan and lease losses reflects an accrual sufficient to cover projected probable charge-offs and the maintenance of the allowance at a level deemed adequate to absorb potential future losses.

     Investment Securities and Federal Funds Sold. Total investment securities and Federal funds sold increased $10.8 million, or 16.5%, to $76.7 million as of December 31, 2002, up from $65.8 million at December 31, 2001. The increase is attributable to the Company’s deposit growth, which outpaced the Company’s loan growth. Federal funds sold and proceeds from maturing short-term U.S. Treasuries, direct obligations of U.S. agencies and longer-term corporate bonds were used to fund the Company’s continued loan growth.

     The Company’s investment in U.S. Treasury securities and direct obligations of U.S. agencies increased to 87.3% of the investment portfolio, excluding Federal funds sold, as of December 31, 2002, versus 72.1% at December 31, 2001. The Company’s investment in corporate bonds declined to 7.3% of the investment portfolio as of December 31, 2002, versus 20.0% at December 31, 2001. The remainder of the Company’s investment portfolio consists of municipal obligations and interest-bearing deposits with other financial institutions.

     Investment Portfolio. The Company classifies its investment securities as available for sale or held to maturity. Plumas Bancorp’s intent is to hold all securities classified as held to maturity until maturity and management believes that it has the ability to do so. Securities available for sale may be sold to implement the Company’s asset/liability management strategies and in response to changes in interest rates, prepayment rates and similar factors.

     The following tables summarize the maturities of the Company’s securities at their carrying value and their weighted average yields at December 31, 2002. Yields on tax-exempt municipal obligations have been computed on a tax-equivalent basis.

	Within One Year		One to Five Years		Five to Ten Years		Over Ten Years		Total
Available -for-sale
(market value)	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield

	(Dollars in Thousands)
U.S. Treasury Securities	$-	-%	$8,654	3.54%	$-	-%	$-	-%	$8,654	3.54%
U.S. Government Agencies	7,625	4.81%	33,594	2.55%	982	5.91%	-	-%	42,201	3.04%

Total	$7,625	4.81%	$42,248	2.75%	$982	5.91%	$-	-%	$50,855	3.12%

	Within One Year		One to Five Years		Five to Ten Years		Over Ten Years		Total
Held-to-maturity
(book value)	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield

	(Dollars in Thousands)
U.S. Government Agencies	$2,101	5.65%	$500	6.03%	$80	6.02%	$72	6.25%	$2,753	5.75%
Municipal obligations	75	6.14%	3,238	5.82%	-	-%	-	-%	3,313	5.83%
Corporate debt Securities	3,007	6.28%	1,508	6.14%	-	-%	-	-%	4,515	6.23%

Total	$5,183	6.02%	$5,246	5.93%	$80	6.02%	$72	6.25%	$10,581	5.98%

     The following tables summarize the values of the Company’s investment securities held on the dates indicated:

Available-for-sale
(market value)	2002	2001	2000

	(Dollars in thousands)
U.S. Treasury securities	$8,654	$14,968	$2,013
U.S. Government agencies	42,201	10,008	14,925
Corporate debt securities	—	526	3,431

Total	$50,855	$25,502	$20,369

Held-to-maturity
(book value)	2002	2001	2000

	(Dollars in thousands)
U.S. Treasury securities	$—	$1,000	$1,000
U.S. Government agencies	2,753	7,069	14,622
Municipal obligations	3,313	3,089	2,991
Corporate debt securities	4,515	9,183	12,223

Total	$10,581	$20,341	$30,836

     Deposits. Total deposits were $293.9 million as of December 31, 2002, an increase of $41.7 million, or 16.5%, from the December 31, 2001 balance of $252.2 million. The Company continues to manage the mix of its deposits consistent with its identity as a community bank serving the financial needs of its customers. As of December 31, 2002, non-interest bearing demand deposits and interest checking deposits increased slightly to 36.7% of total deposits versus 34.1% at December 31, 2001. Money market and savings deposits also increased to 35.1% of total deposits as of December 31, 2002 compared to 31.6% as of December 31, 2001. Time deposits decreased to 28.2% of total deposits as of December 31, 2002 compared to 34.3% at December 31, 2001.

     Deposit Structure. Deposits represent the Bank’s primary source of funds. Deposits are primarily core deposits in that they are demand, savings and time deposits generated from local businesses and individuals. These sources are considered to be relatively stable, long-term relationships thereby enhancing steady growth of the deposit base without major fluctuations in overall deposit balances. The Company experiences to a small degree some seasonality with the slower growth period between November through April, and the higher growth period May through October. In order to assist in meeting any funding demands, the Company maintains unsecured borrowing arrangements with several correspondent banks in addition to a secured borrowing arrangement with the Federal Home Loan Bank for longer more permanent funding needs.

     The following chart sets forth the distribution of the Company’s average daily deposits for the periods indicated.

	Year Ended December 31,

	2002		2001		2000

	Amount	Rate	Amount	Rate	Amount	Rate

	(dollars in thousands)
Transaction accounts:
Non-interest bearing	$60,638	—	$47,604	—	$41,281	—
NOW deposits	33,070	0.34%	28,131	0.69%	25,980	1.04%
Money Market	51,776	1.50%	42,045	3.06%	36,540	4.53%
Savings	39,094	1.11%	32,753	1.77%	33,075	2.12%
Time deposits	84,195	3.12%	85,307	5.05%	72,918	5.55%

     The Company’s time deposits of $100,000 or more had the following schedule of maturities at December 31, 2002:

Amount

(in thousands)
Remaining Maturity:
Three months or less	$8,575
Over three months to six months	4,153
Over six months to 12 months	6,097
Over 12 months	5,247

Total	$24,072

     Time deposits of $100,000 or more are generally from the Company’s local business and individual customer base. The potential impact on the Company’s liquidity from the withdrawal of these deposits is discussed in the Company’s asset and liability management committee, and is considered to be minimal.

CAPITAL RESOURCES

     Shareholder Equity. Shareholders’ equity as of December 31, 2002 increased $2.7 million, or 13.0%, to $23.3 million from $20.6 million as of December 31, 2001. This increase was primarily due to the retention of current period earnings and an increase in the unrealized gains on available-for-sale investment securities, partially offset by two cash dividends totaling $865,000 paid during 2002. Plumas Bancorp is subject to various regulatory capital requirements administered by federal banking agencies. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company must meet specific capital guidelines that involve quantitative measures of Plumas Bancorp’s assets, liabilities and certain off-balance sheet items as calculated under regulatory accounting practices. The Company’s capital amounts and classifications are also subject to qualitative judgments by the regulators regarding components, risk-weighting and other factors. Quantitative measures established by regulation to ensure capital adequacy require Plumas Bancorp to maintain minimum amounts and ratios of Total and Tier 1 capital (primarily common stock and retained earnings less goodwill) to risk-weighted assets and of Tier 1 capital to average assets. Management believes as of December 31, 2002, that both the Company and Bank exceed all capital adequacy requirements to which they are subject.

     At December 31, 2002, the Company’s capital ratios were improved as a result of the issuance of trust preferred securities totaling $6 million, which are included for regulatory purposes in Tier 1 capital. In addition, the Company used $2.5 million of the proceeds from the trust preferred securities to inject additional capital into the Bank, thus also improving the Bank’s capital ratios at December 31, 2002.

     Capital Standards. The federal banking agencies have risk-based capital adequacy guidelines intended to provide a measure of capital adequacy that reflects the degree of risk associated with a banking organization’s operations for both transactions reported on the balance sheet as assets and transactions such as letters of credit and recourse arrangements, which are recorded as off balance sheet items. Under these guidelines, nominal dollar amounts of assets and credit equivalent amounts of off balance sheet items are multiplied by one of several risk adjustment percentages, which range from 0% for assets with low credit risk, such as certain U.S. government securities, to 100% for assets with relatively higher credit risk, such as certain loans.

     As of December 31, 2002, the Company’s and its subsidiary bank’s capital ratios exceeded applicable regulatory requirements. The following tables present the capital ratios for the Company and the Bank compared to the standards for bank holding companies and well capitalized depository institutions as of December 31, 2002 (amounts in thousands except percentage amounts).

	Plumas Bancorp

	Actual
			Minimum
			Capital
	Capital	Ratio	Requirement

Leverage	$28,188	8.8%	4.0%
Tier 1 Risk-Based	28,188	11.8	4.0
Total Risk-Based	30,656	12.8	8.0

	Plumas Bank

	Actual
			Minimum
			Capital
	Capital	Ratio	Requirement

Leverage	$24,621	7.7%	4.0%
Tier 1 Risk-Based	24,621	7.7	4.0
Total Risk-Based	27,092	11.4	8.0

     The current and projected capital positions of the Company and the Bank and the impact of capital plans and long-term strategies are reviewed regularly by management. The Company policy is to maintain the Bank’s ratios above the prescribed well-capitalized leverage, Tier 1 risk-based and total risk-based capital ratios of 5%, 6% and 10%, respectively, at all times.

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

     The Company has unsecured short-term borrowing agreements with two of its correspondent banks in the amounts of $7.5 million and $5 million. In addition, the Company can borrow up to $13.5 million from the Federal Home Loan Bank secured by residential mortgage loans. There were no short-term borrowings outstanding at December 31, 2002, 2001, 2000, 1999 and 1998.

     Customer deposits are the Company’s primary source of funds. Deposits grew $41.7 million, or 16.5%, from the December 31, 2001 balance of $252.2 million. Those funds are held in various forms with varying maturities. The Company does not accept brokered deposits. The Company’s securities portfolio, Federal funds sold, and cash and due from banks serve as the primary sources of liquidity, providing adequate funding for loans during periods of high loan demand. During periods of decreased lending, funds obtained from the maturing or sale of investments, loan payments, and new deposits are invested in short-term earning assets, such as Federal funds sold and investment securities, to serve as a source of funding for future loan growth. Management believes that the Company’s available sources of funds, including short-term borrowings, will provide adequate liquidity for its operations in the foreseeable future.

Quantitative & Qualitative Disclosure about Market Risk

     Market risk is the risk of loss in a financial instrument arising from adverse changes in market rates and prices such as interest rates, commodity prices and equity prices. As a financial institution, the Company’s market risk arises primarily from interest rate risk exposure. Fluctuation in interest rates will ultimately impact both the level of income and expense recorded on a large portion of the Company’s assets and liabilities, and the market value of all interest earning assets and interest bearing liabilities, other than those which possess a short term to maturity. Since virtually all of the Company’s interest earning assets and all of the Company’s interest bearing liabilities are located at the Bank level, virtually all of the Company’s interest rate risk exposure lies at the Bank level. As a result, all significant interest rate risk management procedures are performed at the Bank level. Based upon the nature of its operations, the Bank is not subject to foreign currency exchange or commodity price risk. The Bank’s real estate loan portfolio, concentrated primarily within northeastern California, is subject to risks associated with the local economies.

     The fundamental objective of the Bank’s management of its assets and liabilities is to maximize the economic value of the Company while maintaining adequate liquidity and an exposure to interest rate risk deemed by management to be acceptable. Management believes an acceptable degree of exposure to interest rate risk results from the management of assets and liabilities through maturities, pricing and mix to attempt to neutralize the potential impact of changes in market interest rates. The Bank’s profitability is dependent to a large extent upon its net interest income which is the difference between its interest income on interest-earning assets, such as loans and securities, and its interest expense on interest-bearing liabilities, such as deposits and borrowings. The Bank, like other financial institutions, is subject to interest rate risk to the degree that its interest-earning assets reprice differently than its interest-bearing liabilities. The Bank manages its mix of assets and liabilities with the goals of limiting its exposure to interest rate risk, ensuring adequate liquidity, and coordinating its sources and uses of funds.

     The Bank seeks to control its interest rate risk exposure in a manner that will allow for adequate levels of earnings and capital over a range of possible interest rate environments. The Bank has adopted formal policies and practices to monitor and manage interest rate risk exposure. As part of this effort, the Bank measures interest rate risk utilizing both an internal asset liability management system as well as employing independent third party reviews to confirm the reasonableness of the assumptions used to measure and report the Bank’s interest rate risk, enabling management to make any adjustments necessary.

     Interest rate risk is managed by the Bank’s Asset Liability Committee (“ALCO”), which includes members of senior management. The ALCO monitors interest rate risk by analyzing the potential impact on the net interest income from potential changes in interest rates and considers the impact of alternative strategies or changes in balance sheet structure. The ALCO manages the Bank’s balance sheet in part to maintain the potential impact on net interest income within acceptable ranges despite changes in interest rates. The Bank’s exposure to interest rate risk is reviewed on at least a quarterly basis by ALCO.

     Net Interest Income Simulation. In order to measure interest rate risk at December 31, 2002, the Bank used a simulation model to project changes in net interest income that result from forecasted changes in interest rates. This analysis calculates the difference between net interest income forecasted using a rising and falling interest rate scenario and net interest income forecast using a base market interest rate derived from the current treasury yield curve. The income simulation model includes various assumptions regarding the repricing relationships for each of the Bank’s products. Many of the Bank’s assets are floating rate loans, which are assumed to reprice immediately and to the same extent as the change in market rates according to their contracted index. Some loans and investment vehicles include the opportunity of prepayment (imbedded options) and accordingly the simulation model uses national indexes to estimate these prepayments and reinvest their proceeds at current yields. The Bank’s non-term deposit products reprice more slowly, usually changing less than the change in market rates and at the discretion of the Bank.

     This analysis indicates the impact of changes in net interest income for the given set of rate changes and assumptions. It assumes the balance sheet grows modestly but that its structure will remain similar to the structure at year-end. It does not account for all factors that impact this analysis, including changes by management to mitigate the impact of interest rate changes or secondary impacts such as changes to the Bank’s credit risk profile as interest rates change. Furthermore, loan prepayment rate estimates and spread relationships change regularly. Interest rate changes create changes in actual loan prepayment rates that will differ from the market estimates incorporated in this analysis. Changes that vary significantly from the assumptions may have significant effects on the Bank’s net interest income.

     The following table reflects the Bank’s projected net interest income sensitivity analysis as of December 31, 2002:

	Sensitivity of
	Net Interest Income

	Adjusted Net	Percent
	Interest Income	Change
	(in thousands)	From Base

Up 300 basis points	$20,198	12.19%
Up 200 basis points	19,466	8.13
Up 100 basis points	18,735	4.06
Base scenario	18,003	—
Down 100 basis points	17,282	-4.06
Down 200 basis points	16,540	-8.13
Down 300 basis points	15,803	-12.22

     For the rising and falling interest rate scenarios, the base market interest rate forecast was increased or decreased, on an instantaneous and sustained basis, by 100, 200 and 300 basis points. At December 31, 2002, the Bank’s net interest income exposure related to these hypothetical changes in market interest rate was within the current guidelines established by the Bank.

     Gap analysis. Another way to measure the impact that future changes in interest rates will have on net interest income is through a cumulative gap measure. The gap represents the net position of assets and liabilities subject to repricing in specified time periods.

     The following table depicts the Company’s interest rate sensitive position as of December 31, 2002. The table also sets forth the distribution of repricing opportunities for the Company’s earning assets and interest-bearing liabilities, the interest rate sensitivity gap, the cumulative interest rate sensitivity gap, the interest rate sensitivity gap ratio (i.e. earning assets divided by interest-bearing liabilities) and the cumulative interest rate sensitivity gap ratio. The interest rate relationships between the repricable assets and the repricable liabilities are not necessarily constant and may be affected by many factors, including the behavior of customers in response to changes in interest rates. This table should, therefore, be used only as a guide as to the possible effect changes in interest rates might have on the net interest margins of the Company:

		After Three
		Months But	After Six Months	After One Year
	Within	Within Six	But Within	But Within	After Five
	Three Months	Months	One Year	Five Years	Years	Total

Earning assets:
Federal funds sold	$15,265	$—	$—	$—	$—	$15,265
Investment securities and other	2,504	5,711	4,648	46,628	3,417	62,908
Loans	85,203	3,644	10,932	75,105	32,837	207,721

Total earning assets	102,972	9,355	15,580	121,733	36,254	285,894
Interest-bearing liabilities:
Interest-bearing transaction accounts	94,024	—	—	—	—	94,024
Savings accounts	43,367	—	—	—	—	43,367
Time deposits	32,425	17,273	18,020	15,184	94	82,996
Other borrowings	6,000	—	—	—	—	6,000

Total interest-bearing liabilities	175,816	17,273	18,020	15,184	94	226,387
Interest rate sensitivity gap	$(72,844)	$(7,918)	$(2,440)	$106,549	$36,160	$59,507
Cumulative interest rate sensitivity gap	$(72,844)	$(80,762)	$(83,202)	$23,347	$59,507	$59,507
Interest rate sensitivity gap ratio	0.59	0.54	0.86	8.02	385.68	1.26
Cumulative interest rate sensitivity gap ratio	0.59	0.58	0.61	1.10	1.26	1.26

     The opportunity to reprice assets in the same dollar amounts and at the same time as liabilities would minimize interest rate risk in any interest rate environment. The difference between the amounts of assets and liabilities repriced at the same time, or “gap”, represents the risk, or opportunity, in repricing. In general, if more assets than liabilities are repriced at a given time in a rising rate environment net interest income would improve while in a declining rate environment net interest income would decline. If more liabilities than assets were repriced under the same conditions the opposite would result. The Company appears liability sensitive in the immediate to six month area, and turns asset sensitive in the longer term.

     Gap analysis has certain limitations. Measuring the volume of repricing or maturing assets and liabilities does not always measure the full impact on the Bank’s net interest income. Gap analysis does not account for rate caps on products, dynamic changes such as increasing prepayment speeds as interest rates decrease, basis risk, or the benefit of no-rate funding sources. The relation between product rate repricing and market rate changes (basis risk) is not the same for all products. The majority of interest-earning assets generally reprice along with a movement in market rates, while non-term deposit rates in general move more slowly and usually incorporate only a fraction of the change in market rates. Deposit products such as interest-bearing transaction accounts which consist of NOW and money market accounts as well as savings accounts are classified as repricing within three months in the gap analysis but behave more like long-term fixed rate funding sources. Both of these factors tend to make the Bank’s actual behavior more asset sensitive than is indicated in the gap analysis. Therefore, management uses income simulation and net interest income rate shocks as its primary interest rate risk management tools.

Item 7. Financial Statements

     Financial Statements. The following consolidated financial statements of Plumas Bancorp and its subsidiaries, and independent auditors’ report included in the Annual Report of Plumas Bancorp to its shareholders for the years ended December 31, 2002, 2001 and 2000.

INDEPENDENT AUDITOR’S REPORT

The Shareholders and
   Board of Directors
Plumas Bancorp and Subsidiaries

     We have audited the accompanying consolidated balance sheet of Plumas Bancorp and subsidiaries (the “Company”) as of December 31, 2002 and 2001, and the related consolidated statements of income, changes in shareholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2002. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

     We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Plumas Bancorp and subsidiaries as of December 31, 2002 and 2001, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States of America.

/s/  Perry-Smith, LLP
Sacramento, California
January 17, 2003

PLUMAS BANCORP AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET

December 31, 2002 and 2001

	2002	2001

ASSETS
Cash and due from banks	$22,665,000	$10,088,000
Federal funds sold	15,265,000	20,000,000
Loans held for sale	1,472,000	649,000
Investment securities (market value of $61,807,000 in 2002 and $46,275,000 in 2001) (Notes 3 and 7)	61,436,000	45,843,000
Loans, less allowance for loan losses of $2,471,000 in 2002 and $2,153,000 in 2001 (Notes 4, 7, 9 and 13)	204,649,000	180,775,000
Bank premises and equipment, net (Note 5)	9,323,000	8,133,000
Intangible assets, net	690,000	825,000
Accrued interest receivable and other assets (Notes 12 and 14)	9,964,000	8,777,000

	$325,464,000	$275,090,000

LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits:
Non-interest bearing	$73,552,000	$53,543,000
Interest bearing (Note 6)	220,387,000	198,663,000

Total deposits	293,939,000	252,206,000
Accrued interest payable and other liabilities	2,237,000	2,267,000
Mandatorily redeemable cumulative trust preferred securities of subsidiary grantor trust (Note 8)	6,000,000

Total liabilities	302,176,000	254,473,000

Commitments and contingencies (Note 9)
Shareholders’ equity (Note 10):
Serial preferred stock - no par value; 10,000,000 shares authorized; none issued	—	—
Common stock - no par value; 15,000,000 shares authorized; issued and outstanding – 3,209,396 shares in 2002 and 3,192,335 shares in 2001	3,743,000	2,347,000
Additional paid-in capital		1,276,000
Retained earnings	19,135,000	16,846,000
Accumulated other comprehensive income (Notes 3 and 15)	410,000	148,000

Total shareholders’ equity	23,288,000	20,617,000

	$325,464,000	$275,090,000

The accompanying notes are an integral part of these consolidated financial statements.

PLUMAS BANCORP AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF INCOME

For the Years Ended December 31, 2002, 2001 and 2000

	2002	2001	2000

Interest income:
Interest and fees on loans	$15,876,000	$16,217,000	$14,854,000
Interest on investment securities:
Taxable	1,922,000	2,246,000	3,134,000
Exempt from Federal income taxes	143,000	128,000	127,000
Interest on Federal funds sold	275,000	321,000	149,000
Interest on loans held for sale	36,000	69,000	15,000

Total interest income	18,252,000	18,981,000	18,279,000

Interest expense:
Interest on deposits (Note 6)	3,945,000	6,368,000	6,671,000
Interest on short-term borrowings (Note 7)	6,000	5,000	53,000
Interest on mandatorily redeemable trust preferred securities (Note 8)	87,000

Total interest expense	4,038,000	6,373,000	6,724,000

Net interest income	14,214,000	12,608,000	11,555,000
Provision for loan losses (Note 4)	825,000	725,000	500,000

Net interest income after provision for loan losses	13,389,000	11,883,000	11,055,000

Non-interest income:
Service charges	1,905,000	1,596,000	1,457,000
Gain on sale of loans	191,000	267,000	29,000
Gain (loss) on sale of available-for-sale investment securities, net (Note 3)	117,000	72,000	(34,000)
Earnings on cash surrender value of life insurance policies (Note 14)	217,000	243,000	214,000
Other	985,000	844,000	677,000

Total non-interest income	3,415,000	3,022,000	2,343,000

(Continued)

PLUMAS BANCORP AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF INCOME
(Continued)
For the Years Ended December 31, 2002, 2001 and 2000

	2002	2001	2000

Other expenses:
Salaries and employee benefits (Notes 4 and 14)	$6,269,000	$5,867,000	$5,062,000
Occupancy and equipment (Notes 5 and 9)	1,794,000	1,525,000	1,137,000
Other (Note 11)	3,541,000	3,088,000	3,232,000

Total other expenses	11,604,000	10,480,000	9,431,000

Income before income taxes	5,200,000	4,425,000	3,967,000
Income taxes (Note 12)	2,046,000	1,667,000	1,404,000

Net income	$3,154,000	$2,758,000	$2,563,000

Basic earnings per share (Note 10)	$0.99	$0.87	$0.82

Diluted earnings per share (Note 10)	$0.96	$0.86	$0.79

The accompanying notes are an integral
part of these consolidated financial statements.

PLUMAS BANCORP AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

For the Years Ended December 31, 2002, 2001 and 2000

					Accumulated
	Common Stock		Additional		Other
			Paid-In	Retained	Comprehensive	Shareholders'	Comprehensive
	Shares	Amount	Capital	Earnings	(Loss) Income	Equity	Income

Balance, January 1, 2000	3,160,946	$2,803,000	$1,491,000	$12,799,000	$(280,000)	$16,813,000
Comprehensive income (Note 15):
Net income				2,563,000		2,563,000	$2,563,000
Other comprehensive income, net of tax:
Unrealized gains on available-for- sale investment securities					266,000	266,000	266,000

Total comprehensive income							$2,829,000

Cash dividend - $.20 per share				(639,000)		(639,000)
Repurchase and retirement of common stock (Note 10)	(130,734)	(571,000)	(381,000)			(952,000)
Stock options exercised and related tax benefit (Note 10)	52,245	59,000	55,000			114,000

Balance, December 31, 2000	3,082,457	2,291,000	1,165,000	14,723,000	(14,000)	18,165,000
Comprehensive income (Note 15):
Net income				2,758,000		2,758,000	$2,758,000
Other comprehensive income, net of tax:
Unrealized gains on available-for- sale investment securities					162,000	162,000	162,000

Total comprehensive income							$2,920,000

Cash dividend - $.20 per share				(635,000)		(635,000)
Retirement of common stock in connection with the exercise of stock options (Note 10)	(22,425)	(97,000)	(65,000)			(162,000)
Stock options exercised and related tax benefit (Note 10)	132,303	153,000	176,000			329,000

Balance, December 31, 2001	3,192,335	2,347,000	1,276,000	16,846,000	148,000	20,617,000

(Continued)

PLUMAS BANCORP AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY
(Continued)
For the Years Ended December 31, 2002, 2001 and 2000

					Accumulated
	Common Stock		Additional		Other
			Paid-In	Retained	Comprehensive	Shareholders'	Comprehensive
	Shares	Amount	Capital	Earnings	(Loss) Income	Equity	Income

Balance, December 31, 2001	3,192,335	$2,347,000	$1,276,000	$16,846,000	$148,000	$20,617,000
Comprehensive income (Note 15):
Net income				3,154,000		3,154,000	$3,154,000
Other comprehensive income, net of tax:
Unrealized gains on available-for- sale investment securities (Note 3)					262,000	262,000	262,000

Total comprehensive income							$3,416,000

Cash dividends - $.27 per share				(865,000)		(865,000)
Stock options exercised and related tax benefit (Note 10)	17,306	108,000	16,000			124,000
Reorganization of Plumas Bank under Plumas Bancorp – exchange of common stock		1,292,000	(1,292,000)
Fractional shares repurchased as a result of three-for-two stock split	(245)	(4,000)				(4,000)

Balance, December 31, 2002	3,209,396	$3,743,000	$—	$19,135,000	$410,000	$23,288,000

	2002	2001	2000

Disclosure of reclassification amount, net of taxes (Note 15):
Unrealized holding gains arising during the year	$331,000	$204,000	$246,000
Less: reclassification adjustment for gains (losses) included in net income	69,000	42,000	(20,000)

Net unrealized gains on available-for-sale investment securities	$262,000	$162,000	$266,000

The accompanying notes are an integral part of these consolidated financial statements.

PLUMAS BANCORP AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS

For the Years Ended December 31, 2002, 2001 and 2000

	2002	2001	2000

Cash flows from operating activities:
Net income	$3,154,000	$2,758,000	$2,563,000
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	825,000	725,000	500,000
(Decrease) increase in deferred loan origination fees, net	(147,000)	84,000	174,000
Depreciation and amortization	1,060,000	884,000	761,000
Net (gain) loss on sale of available-for-sale investment securities	(117,000)	(72,000)	34,000
Amortization of investment security premiums	279,000	71,000	88,000
Accretion of investment security discounts	(71,000)	(132,000)	(34,000)
Net loss (gain) on sale of premises and equipment	24,000	11,000	(9,000)
Net (gain) loss on sale of other real estate		(73,000)	24,000
(Recovery) writedown of held-to-maturity investment security	(60,000)	60,000
Writedown of other real estate to market value	13,000	9,000	28,000
Net increase in loans held for sale	(823,000)	(407,000)	(242,000)
Increase in cash surrender value of life insurance policies	(183,000)	(212,000)	(184,000)
(Increase) decrease in accrued interest receivable and other assets	(585,000)	274,000	(1,024,000)
(Decrease) increase in accrued interest payable and other liabilities	(30,000)	87,000	842,000
Deferred taxes	31,000	(101,000)	(235,000)

Net cash provided by operating activities	3,370,000	3,966,000	3,286,000

(Continued)

PLUMAS BANCORP AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS
(Continued)
For the Years Ended December 31, 2002, 2001 and 2000

	2002	2001	2000

Cash flows from investing activities:
Proceeds from matured and called available-for-sale investment securities	$16,996,000	$10,950,000	$1,200,000
Proceeds from matured and called held-to-maturity investment securities	8,056,000	10,195,000	4,299,000
Proceeds from sale of available-for-sale investment securities	4,639,000	5,003,000	3,970,000
Purchases of available-for-sale investment securities	(47,400,000)	(21,554,000)	(978,000)
Purchases of held-to-maturity investment securities	(687,000)	(103,000)
Proceeds from principal repayments from available-for-sale government-guaranteed mortgage-backed securities	796,000	917,000	399,000
Proceeds from principal repayments from held-to-maturity government-guaranteed mortgage-backed securities	2,422,000	303,000	139,000
Net increase in loans	(24,690,000)	(20,172,000)	(35,579,000)
Proceeds from sale of other real estate		282,000	544,000
Proceeds from sale of premises and equipment	3,000	8,000	10,000
Purchases of premises and equipment	(2,142,000)	(1,685,000)	(1,479,000)
Life insurance policy deposits	(510,000)		(1,426,000)

Net cash used in investing activities	(42,517,000)	(15,856,000)	(28,901,000)

(Continued)

PLUMAS BANCORP AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS
(Continued)
For the Years Ended December 31, 2002, 2001 and 2000

	2002	2001	2000

Cash flows from financing activities:
Net increase in demand, interest-bearing and savings deposits	$45,275,000	$24,649,000	$15,684,000
Net (decrease) increase in time deposits	(3,541,000)	4,301,000	13,410,000
Proceeds from exercise of stock options	124,000	100,000	72,000
Proceeds from the issuance of trust preferred securities	6,000,000
Cash paid to repurchase common stock	(4,000)		(926,000)
Payment of cash dividends	(865,000)	(635,000)	(639,000)

Net cash provided by financing activities	46,989,000	28,415,000	27,601,000

Increase in cash and cash equivalents	7,842,000	16,525,000	1,986,000
Cash and cash equivalents at beginning of year	30,088,000	13,563,000	11,577,000

Cash and cash equivalents at end of year	$37,930,000	$30,088,000	$13,563,000

Supplemental disclosure of cash flow information:
Cash paid during the year for:
Interest expense	$4,272,000	$6,508,000	$6,421,000
Income taxes	$2,079,000	$1,134,000	$1,883,000
Non-cash investing activities:
Real estate acquired through foreclosure	$138,000	$40,000	$238,000
Bank premises transferred to other real estate			$77,000
Net change in unrealized gain on available-for-sale investment securities	$446,000	$276,000	$452,000
Non-cash financing activities:
Common stock retired in connection with the exercise of stock options		$162,000	$26,000

The accompanying notes are an integral
part of these consolidated financial statements.

PLUMAS BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

1.	THE BUSINESS OF PLUMAS BANCORP

On January 17, 2002, Plumas Bancorp (the “Company”) was incorporated as a bank holding company for the purpose of acquiring Plumas Bank (the “Bank”) in a one bank holding company reorganization. The new corporate structure gives the Company and the Bank greater flexibility in terms of operation expansion and diversification. The reorganization was approved by the Company’s shareholders on May 29, 2002, and all required regulatory approvals with respect to the reorganization were obtained. The reorganization was consummated on June 21, 2002, subsequent to which the Bank continued its operations as previously conducted, but as a wholly owned subsidiary of the Company.

The Company’s subsidiaries include the Bank and Plumas Statutory Trust I. The Bank operates nine branches in California, including branches in Alturas, Chester, Fall River Mills, Greenville, Portola, Quincy, Susanville, Truckee and Westwood. The Bank’s deposits are insured by the Federal Deposit Insurance Corporation (FDIC) up to applicable legal limits. The Bank’s primary source of revenue is generated from providing loans to customers who are predominately small and middle market businesses and individuals residing in the surrounding areas.

On September 26, 2002, the Company formed a wholly-owned subsidiary, Plumas Statutory Trust I, a Connecticut statutory business trust, for the exclusive purpose of issuing trust preferred securities.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Consolidation and Basis of Presentation

The consolidated financial statements include the accounts of the Company and the consolidated accounts of its wholly-owned subsidiaries, Plumas Bank and Plumas Statutory Trust I. All significant intercompany balances and transactions have been eliminated. The accounting and reporting policies of Plumas Bancorp and subsidiaries conform with accounting principles generally accepted in the United States of America and prevailing practices within the banking industry.

Investment Securities

Investments are classified into one of the following categories:

•	Available-for-sale securities reported at fair value, with unrealized gains and losses excluded from earnings and reported, net of taxes, as accumulated other comprehensive income (loss) within shareholders’ equity.

•	Held-to-maturity securities, which management has the positive intent and ability to hold, reported at amortized cost, adjusted for the accretion of discounts and amortization of premiums.

PLUMAS BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Investment Securities (Continued)

Management determines the appropriate classification of its investments at the time of purchase and may only change the classification in certain limited circumstances. All transfers between categories are accounted for at fair value.

Gains or losses on the sale of securities are computed on the specific identification method. Interest earned on investment securities is reported in interest income, net of applicable adjustments for accretion of discounts and amortization of premiums. In addition, unrealized losses that are other than temporary are recognized in earnings for all investments.

Investment in Federal Home Loan Bank Stock

As a member of the Federal Home Loan Bank System, the Bank is required to maintain an investment in the capital stock of the Federal Home Loan Bank. The investment is carried at cost. At December 31, 2002 and 2001, Federal Home Loan Bank stock totaled $466,000 and $423,000, respectively. On the balance sheet, Federal Home Loan Bank stock is included in accrued interest receivable and other assets.

Loan Sales and Servicing

Servicing rights acquired through 1) a purchase or 2) the origination of loans which are sold or securitized with servicing rights retained are recognized as separate assets or liabilities. Servicing assets or liabilities are recorded at the difference between the contractual servicing fees and adequate compensation for performing the servicing, and are subsequently amortized in proportion to and over the period of the related net servicing income or expense. Servicing assets are periodically evaluated for impairment. Fair values are estimated using discounted cash flows based on current market interest rates. For purposes of measuring impairment, servicing assets are stratified based on note rate and term. The amount of impairment recognized is the amount by which the servicing assets for a stratum exceed their fair value.

Government Guaranteed Loans

Included in the portfolio are loans which are 75% to 90% guaranteed by the Small Business Administration (SBA), US Department of Agriculture Rural Business Cooperative Service (RBS) and Farm Services Agency (FSA). The guaranteed portion of these loans may be sold to a third party, with the Bank retaining the unguaranteed portion. The Bank generally receives a premium in excess of the adjusted carrying value of the loan at the time of sale. The Bank may be required to refund a portion of the sales premium if the borrower defaults or prepays within ninety days of the settlement date. At December 31, 2002, no premium amounts were subject to these recourse provisions.

PLUMAS BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Loan Sales and Servicing (Continued)

Government Guaranteed Loans (Continued)

The Bank’s investment in the loan is allocated between the retained portion of the loan, the servicing asset, the interest-only (IO) strip, and the sold portion of the loan based on their relative fair values on the date the loan is sold. The gain on the sold portion of the loan is recognized as income at the time of sale. The carrying value of the retained portion of the loan is discounted based on the estimated value of a comparable non-guaranteed loan. The servicing asset is amortized over the estimated life of the related loan. Assets (accounted for as interest-only (IO) strips) are recorded at the fair value of the difference between note rates and rates paid to purchasers (the interest spread) and contractual servicing fees, if applicable. IO strips are carried at fair value with gains or losses recorded as a component of shareholders’ equity, similar to available-for-sale investment securities. Significant future prepayments of these loans will result in the recognition of additional amortization of related servicing assets and an adjustment to the carrying value of related IO strips.

The Bank serviced SBA and RBS government guaranteed loans for others totaling $2,714,000 and $2,931,000 as of December 31, 2002 and 2001, respectively.

Mortgage Loans

The Bank originates mortgage loans that are either held in the Bank’s loan portfolio or sold in the secondary market. Loans held-for-sale are carried at the lower of cost or market value. Market value is determined by the specific identification method as of the balance sheet date or the date which the purchasers have committed to purchase the loans. At the time the loan is sold, the related right to service the loan is either retained, with the Bank earning future servicing income, or released in exchange for a one-time servicing-released premium. Loans subsequently transferred to the loan portfolio are transferred at the lower of cost or market value at the date of transfer. Any difference between the carrying amount of the loan and its outstanding principal balance is recognized as an adjustment to yield by the interest method.

The Bank may be required to refund a portion of the premiums and repurchase a portion of the loans that are sold if the borrower defaults within one hundred and eighty days of the settlement date. At December 31, 2002, the premiums and sold loans subject to these recourse provisions totaled $15,000 and $1,432,000, respectively.

The Bank serviced loans for the Federal National Mortgage Association (FNMA) totaling $11,404,000 and $7,935,000 as of December 31, 2002 and 2001, respectively.

PLUMAS BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Loan Sales and Servicing (Continued)

Participation Loans

The Bank also serviced loans which it has participated with other financial institutions totaling $4,060,000 and $1,296,000 as of December 31, 2002 and 2001, respectively.

Loans

Loans are stated at principal balances outstanding, except for loans transferred from loans held for sale which are carried at the lower of principal balance or market value at the date of transfer, adjusted for accretion of discounts. Interest is accrued daily based upon outstanding loan balances. However, when, in the opinion of management, loans are considered to be impaired and the future collectibility of interest and principal is in serious doubt, loans are placed on nonaccrual status and the accrual of interest income is suspended. Any interest accrued but unpaid is charged against income. Payments received are applied to reduce principal to the extent necessary to ensure collection. Subsequent payments on these loans, or payments received on nonaccrual loans for which the ultimate collectibility of principal is not in doubt, are applied first to earned but unpaid interest and then to principal.

An impaired loan is measured based on the present value of expected future cash flows discounted at the loan’s effective interest rate or, as a practical matter, at the loan’s observable market price or the fair value of collateral if the loan is collateral dependent. A loan is considered impaired when, based on current information and events, it is probable that the Bank will be unable to collect all amounts due (including both principal and interest) in accordance with the contractual terms of the loan agreement.

Loan origination fees, commitment fees, direct loan origination costs and purchased premiums and discounts on loans are deferred and recognized as an adjustment of yield, to be amortized to interest income over the contractual term of the loan. The unamortized balance of deferred fees and costs is reported as a component of net loans.

Allowance for Loan Losses

The allowance for loan losses is maintained to provide for losses related to impaired loans and other losses that can be expected to occur in the normal course of business. The determination of the allowance is based on estimates made by management, to include consideration of the character of the loan portfolio, specifically identified problem loans, potential losses inherent in the portfolio taken as a whole and economic conditions in the Bank’s service area

PLUMAS BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Allowance for Loan Losses (Continued)

Loans determined to be impaired or classified are individually evaluated by management for specific risk of loss. In addition, reserve factors are assigned to currently performing loans based on management’s assessment of the following for each identified loan type: (1) inherent credit risk, (2) historical losses and, (3) where the Bank has not experienced losses, the loss experience of peer banks. Management also computes specific and expected loss reserves for loan commitments. These estimates are particularly susceptible to changes in the economic environment and market conditions.

The Bank’s Loan Committee reviews the adequacy of the allowance for loan losses at least quarterly, to include consideration of the relative risks in the portfolio and current economic conditions. The allowance is adjusted based on that review if, in management’s judgment, changes are warranted.

The allowance is established through a provision for loan losses which is charged to expense. Additions to the allowance are expected to maintain the adequacy of the total allowance after credit losses and loan growth. The allowance for loan losses at December 31, 2002 and 2001, respectively, reflects management’s estimate of possible losses in the portfolio.

Other Real Estate

Other real estate includes real estate acquired in full or partial settlement of loan obligations and former Bank premises. When property is acquired, any excess of the Bank’s recorded investment in the loan balance and accrued interest income over the estimated fair market value of the property is charged against the allowance for loan losses. A valuation allowance for losses on other real estate is maintained to provide for temporary declines in value. The allowance is established through a provision for losses on other real estate which is included in other expenses. Subsequent gains or losses on sales or writedowns resulting from permanent impairment are recorded in other income or expenses as incurred. On the balance sheet, other real estate is included in accrued interest receivable and other assets.

Bank Premises and Equipment

Bank premises and equipment are carried at cost. Depreciation is determined using the straight-line method over the estimated useful lives of the related assets. The useful lives of premises are estimated to be twenty to thirty years. The useful lives of furniture, fixtures and equipment are estimated to be two to ten years. Leasehold improvements are amortized over the life of the asset or the life of the related lease, whichever is shorter. When assets are sold or otherwise disposed of, the cost and related accumulated depreciation or amortization are removed from the accounts, and any resulting gain or loss is recognized in income for the period. The cost of maintenance and repairs is charged to expense as incurred.

PLUMAS BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Intangible Assets

Intangible assets consist of core deposit intangibles related to branch acquisitions which occurred in prior years and are amortized using the straight-line method over ten years. Amortization expense totaled $135,000 for each of the years in the three-year period ended December 31, 2002. The estimated aggregate annual amortization for each of the five years beginning January 1, 2003 is $135,000.

Income Taxes

The Company files its income taxes on a consolidated basis with its subsidiaries. The allocation of income tax expense (benefit) represents each entity’s proportionate share of the consolidated provision for income taxes.

Deferred tax assets and liabilities are recognized for the tax consequences of temporary differences between the reported amount of assets and liabilities and their tax bases. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment. On the balance sheet, net deferred tax assets are included in accrued interest receivable and other assets.

Cash Equivalents

For the purpose of the statement of cash flows, cash and due from banks and Federal funds sold are considered to be cash equivalents. Generally, Federal funds are sold for one day periods. Cash held with other federally insured institutions in excess of FDIC limits as of December 31, 2002 was $8,621,000.

Earnings Per Share

Basic earnings per share (EPS), which excludes dilution, is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock, such as stock options, result in the issuance of common stock which shares in the earnings of the Company. The treasury stock method has been applied to determine the dilutive effect of stock options in computing diluted EPS.

Stock-Based Compensation

At December 31, 2002, the Company had two stock-based employee compensation plans, the Plumas Bank 2001 and 1991 Stock Option Plans, which are described more fully in Note 10. The Company accounts for these plans under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted under these plans had an exercise price equal to the market value of the underlying common stock on the date of grant.

PLUMAS BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Stock-Based Compensation (Continued)

Pro forma adjustments to the Company’s consolidated net earnings and earnings per share are disclosed during the years in which the options become vested. With the assumption of the existing stock option plans by the Company at the time of the reorganization, the vesting schedule for all outstanding options was accelerated and the options became fully vested in accordance with the stock option plans. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation.

	2002	2001	2000

Net income, as reported	$3,154,000	$2,758,000	$2,563,000
Deduct: Total stock-based employee compensation expense determined under the fair value based method for all awards, net of related tax effects	165,000	52,000	43,000

Pro forma net income	$2,989,000	$2,706,000	$2,520,000

Basic earnings per share – as reported	$.99	$.87	$.82
Basic earnings per share – pro forma	$.93	$.86	$.81
Diluted earnings per share – as reported	$.96	$.86	$.79
Diluted earnings per share – pro forma	$.92	$.85	$.78
Weighted average fair value of options granted during the year	$4.72	$4.07	$4.20

The fair value of each option was estimated on the date of grant using an option-pricing model with the following assumptions:

	2002	2001	2000

Dividend yield	1.67%	2.43%	2.87%
Expected volatility	27.38%	24.82%	25.78%
Risk-free interest rate	3.01%	3.87%	6.25%
Expected option life	3 to 5 years	5 years	5 years

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions. These estimates and assumptions affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.

PLUMAS BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Reclassifications

Certain reclassifications have been made to prior years’ balances to conform to classifications used in 2002.

Impact of New Financial Accounting Standards

In April 2002, the Financial Accounting Standards Board (FASB) issued SFAS No. 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections. This Statement rescinds SFAS No. 4, Reporting Gains and Losses from Extinguishment of Debt, and an amendment of that Statement, SFAS No. 64, Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements. This Statement also rescinds SFAS No. 44, Accounting for Intangible Assets of Motor Carriers. This Statement amends SFAS No. 13, Accounting for Leases, to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. This Statement also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. This Statement is effective for fiscal years beginning after May 15, 2002. Adoption of this Statement is not expected to have a material effect on the Company’s consolidated financial statements.

In June 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. This Statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring). This Statement is effective for exit or disposal activities initiated after December 31, 2002. Adoption of this Statement is not expected to have a material effect on the Company’s consolidated financial statements.

In October 2002, the FASB issued SFAS No. 147, Acquisitions of Certain Financial Institutions. This Statement, which addresses financial accounting and reporting matters for the acquisition of all or part of a financial institution, applies to all such transactions except those between two or more mutual enterprises. This Statement removes acquisitions of financial institutions, other than transactions between two or more mutual enterprises, from the scope of SFAS No. 72, Accounting for Certain Acquisitions of Banking or Thrift Institutions, and related interpretations. This Statement requires a financial institution to apply SFAS No. 144 and evaluate long-term customer relationship intangible assets (core deposit intangibles) for impairment. Under SFAS No. 72, a financial institution may have recorded an unidentifiable intangible asset arising from a business combination. If certain criteria in SFAS No. 147 are met, the amount of the unidentifiable intangible asset will be reclassified to goodwill upon adoption of this Statement and any amortization amounts that were incurred after the adoption of SFAS No. 142 must be reversed. Reclassified goodwill would then be measured for impairment under the provisions of SFAS No. 142. Provisions of this Statement are applicable on or after October 1, 2002. In management’s opinion, the adoption of this Statement did not have a material effect on the Company’s consolidated financial position or results of operations.

PLUMAS BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Impact of New Financial Accounting Standards (Continued)

In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation — Transition and Disclosure — an amendment of FASB Statement No.123. This Statement amends SFAS No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The transition guidance and annual disclosure provisions of SFAS No. 148 are effective for fiscal years ending after December 15, 2002. The interim disclosure provisions are effective for financial reporting containing financial statements for interim periods beginning after December 15, 2002. Because the Company accounts for the compensation cost associated with its stock option plan under the intrinsic value method, the alternative methods of transition will not apply to the Company. The additional disclosure requirements of the Statement are included in these financial statements. In management’s opinion, the adoption of this Statement did not have a material impact on the Company’s consolidated financial position or results of operations.

3.	INVESTMENT SECURITIES

The amortized cost and estimated market value of investment securities at December 31, 2002 and 2001 consisted of the following:

Available-for-Sale:

	2002

		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Market
	Cost	Gains	Losses	Value

U.S. Treasury securities	$8,355,000	$299,000		$8,654,000
U.S. Government agencies	41,802,000	399,000		42,201,000

	$50,157,000	$698,000	$—	$50,855,000

Net unrealized gains on available-for-sale investment securities totaling $698,000 were recorded, net of $288,000 in tax liabilities, as accumulated other comprehensive income within shareholders’ equity at December 31, 2002. Proceeds and gross realized gains from the sale of available-for-sale investment securities for the year ended December 31, 2002 totaled $4,639,000 and $117,000, respectively.

PLUMAS BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

3.	INVESTMENT SECURITIES (Continued)

Available-for-Sale: (Continued)

	2001

		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Market
	Cost	Gains	Losses	Value

U.S. Treasury securities	$14,943,000	$31,000	$(6,000)	$14,968,000
U.S. Government agencies	9,773,000	235,000		10,008,000
Corporate debt securities	534,000		(8,000)	526,000

	$25,250,000	$266,000	$(14,000)	$25,502,000

Net unrealized gains on available-for-sale investment securities totaling $252,000 were recorded, net of $104,000 in tax liabilities, as accumulated other comprehensive income within shareholders’ equity at December 31, 2001. Proceeds and gross realized gains from the sale of available-for-sale investment securities for the year ended December 31, 2001 totaled $5,003,000 and $72,000, respectively. Proceeds and gross realized losses from the sale of available-for-sale investment securities for the year ended December 31, 2000 totaled $3,970,000 and $34,000, respectively.

Held-to-Maturity:

	2002

	Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Market
	Cost	Gains	Losses	Value

U.S. Government agencies	$2,753,000	$73,000		$2,826,000
Obligations of states and political sub-divisions	3,313,000	172,000		3,485,000
Corporate debt securities	4,515,000	126,000		4,641,000

	$10,581,000	$371,000	$—	$10,952,000

PLUMAS BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

3.	INVESTMENT SECURITIES (Continued)

Held-to-Maturity: (Continued)

	2001

	Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Market
	Cost	Gains	Losses	Value

U.S. Treasury securities	$1,000,000	$30,000		$1,030,000
U.S. Government agencies	7,069,000	179,000		7,248,000
Obligations of states and political sub-divisions	3,089,000	58,000	$(10,000)	3,137,000
Corporate debt securities	9,183,000	196,000	(21,000)	9,358,000

	$20,341,000	$463,000	$(31,000)	$20,773,000

There were no sales or transfers of held-to-maturity investment securities during the years ended December 31, 2002, 2001 and 2000. However, a loss from the writedown of a held-to-maturity investment security was recognized during the year ended December 31, 2001 totaling $60,000. During the year ended December 31, 2002, this amount was recovered.

The amortized cost and estimated market value of investment securities at December 31, 2002 by contractual maturity are shown below. Expected maturities will differ from contractual maturities because the issuers of the securities may have the right to call or prepay obligations with or without call or prepayment penalties.

	Available-for-Sale		Held-to-Maturity

	Estimated		Estimated
	Amortized	Market	Amortized	Market
	Cost	Value	Cost	Value

Within one year	$7,514,000	$7,625,000	$5,184,000	$5,257,000
After one year through five years	41,703,000	42,248,000	5,245,000	5,542,000

	49,217,000	49,873,000	10,429,000	10,799,000
Investment securities not due at a single maturity date:
Government-guar-anteed mortgage- backed securities	940,000	982,000	133,000	133,000
SBA loan pools			19,000	20,000

	$50,157,000	$50,855,000	$10,581,000	$10,952,000

PLUMAS BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

3.	INVESTMENT SECURITIES (Continued)

Investment securities with amortized costs totaling $19,923,000 and $18,523,000 and estimated market values totaling $20,218,000 and $19,008,000 were pledged to secure public deposits, treasury, tax and loan accounts and short-term borrowing arrangements at December 31, 2002 and 2001, respectively (see Note 7).

4.	LOANS

Outstanding loans are summarized below:

	December 31,

	2002	2001

Commercial	$52,432,000	$49,910,000
Agricultural	25,610,000	21,916,000
Real estate - mortgage	66,039,000	50,865,000
Real estate – construction and land development	15,175,000	13,705,000
Installment	48,465,000	47,280,000

	207,721,000	183,676,000
Deferred loan fees, net	(601,000)	(748,000)
Allowance for loan losses	(2,471,000)	(2,153,000)

	$204,649,000	$180,775,000

Changes in the allowance for loan losses were as follows:

	Year Ended December 31,

	2002	2001	2000

Balance, beginning of year	$2,153,000	$1,888,000	$1,608,000
Provision charged to operations	825,000	725,000	500,000
Losses charged to allowance	(601,000)	(560,000)	(330,000)
Recoveries	94,000	100,000	110,000

Balance, end of year	$2,471,000	$2,153,000	$1,888,000

PLUMAS BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

4.	LOANS (Continued)

The recorded investment in loans that were considered to be impaired totaled $1,459,000 and $604,000 at December 31, 2002 and 2001, respectively. The related allowance for loan losses for impaired loans was $228,000 and $45,000 at December 31, 2002 and 2001, respectively. The average recorded investment in impaired loans for the years ended December 31, 2002, 2001 and 2000 was $1,003,000, $197,000 and $60,000, respectively. The Bank recognized $29,000 and $1,000 in interest income on a cash basis for impaired loans during the years ended December 31, 2002 and 2001, respectively. There was no interest income recognized on impaired loans during the year ended December 31, 2000.

At December 31, 2002 and 2001, nonaccrual loans totaled $1,711,000 and $1,203,000, respectively. Interest foregone on nonaccrual loans totaled $148,000, $72,000 and $31,000 for the years ended December 31, 2002, 2001 and 2000, respectively.

Salaries and employee benefits totaling $753,000, $397,000 and $318,000 have been deferred as loan origination costs during the years ended December 31, 2002, 2001 and 2000, respectively.

Sales and Servicing of Government-Guaranteed Loans

A summary of the activity in government-guaranteed loans follows:

	Year Ended December 31,

	2002	2001	2000

Loans originated	$3,401,000	$2,465,000	$1,895,000
Loans sold (guaranteed portion)	889,000	4,157,000
Loans outstanding at year end	4,329,000	2,729,000	4,446,000
Premium received at sale	38,000	155,000
Balance of servicing assets at year end	91,000	85,000
Fair value of interest-only strips at year end	263,000	225,000

There were no significant gains or losses recognized on interest-only strips for the years ended December 31, 2002, 2001 and 2000.

PLUMAS BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

5.	PREMISES AND EQUIPMENT

Premises and equipment consisted of the following:

	December 31,

	2002	2001

Land	$981,000	$937,000
Premises	6,579,000	5,417,000
Furniture, equipment and leasehold improvements	5,860,000	6,153,000
Construction in progress	317,000	464,000

	13,737,000	12,971,000
Less accumulated depreciation and amortization	(4,414,000)	(4,838,000)

	$9,323,000	$8,133,000

Depreciation and amortization included in occupancy and equipment expense totaled $925,000, $749,000 and $614,000 for the years ended December 31, 2002, 2001 and 2000, respectively.

6.	INTEREST-BEARING DEPOSITS

Interest-bearing deposits consisted of the following:

	December 31,

	2002	2001

Savings	$43,367,000	$35,222,000
Money market	59,802,000	44,446,000
NOW accounts	34,222,000	32,458,000
Time, $100,000 or more	24,072,000	25,220,000
Other time	58,924,000	61,317,000

	$220,387,000	$198,663,000

Aggregate annual maturities of time deposits are as follows:

Year Ending
December 31,

2003	$70,661,000
2004	6,511,000
2005	3,600,000
2006	1,666,000
2007	506,000
Thereafter	52,000

$82,996,000

PLUMAS BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

6.	INTEREST-BEARING DEPOSITS (Continued)

Interest expense recognized on interest-bearing deposits consisted of the following:

	Year Ended December 31,

	2002	2001	2000

Savings	$432,000	$581,000	$702,000
Money market	775,000	1,285,000	1,654,000
NOW accounts	114,000	195,000	271,000
Time, $100,000 or more	695,000	1,076,000	756,000
Other time	1,929,000	3,231,000	3,288,000

	$3,945,000	$6,368,000	$6,671,000

7.	SHORT-TERM BORROWING ARRANGEMENTS

The Bank has unsecured short-term borrowing agreements with two of its correspondent banks in the amounts of $7,500,000 and $5,000,000. The Bank can also borrow up to $13,500,000 from the Federal Home Loan Bank secured by residential mortgage loans with amortized costs totaling $24,090,000. In addition, the Bank has a reverse repurchase agreement with a securities firm whereby all borrowings are fully secured by investment securities. There were no short-term borrowings outstanding at December 31, 2002 and 2001.

8.	MANDATORILY REDEEMABLE CUMULATIVE TRUST PREFERRED SECURITIES OF SUBSIDIARY GRANTOR TRUST

Plumas Statutory Trust I is a Connecticut business trust formed by the Company for the sole purpose of issuing trust preferred securities fully and unconditionally guaranteed by the Company. During the third quarter of 2002, Plumas Statutory Trust I issued 6,000 Floating Rate Capital Trust Pass-Through Securities (TRUPS), with a liquidation value of $1,000 per security, for gross proceeds of $6,000,000. The entire proceeds were invested by Plumas Statutory Trust I in $6,000,000 of Floating Rate Junior Subordinated Deferrable Interest Debentures (the “Subordinated Debentures”) issued by the Company. The Subordinated Debentures bear the same terms and interest rates as the TRUPS and represent the sole assets of Plumas Statutory Trust I. The Subordinated Debentures mature on September 26, 2032, bear an initial interest rate of 5.22% (based on 3-month LIBOR plus 3.40%), with repricing and payments due quarterly. The Subordinated Debentures are redeemable by the Company, subject to receipt by the Company of prior approval from the Federal Reserve Bank, on any September 26, December 26, March 26 or June 26 on or after September 26, 2007. The redemption price is par plus accrued and unpaid interest, except in the case of redemption under a special event which is defined in the debenture. The TRUPS are subject to mandatory redemption to the extent of any early redemption of the Subordinated Debentures and upon maturity of the Subordinated Debentures on September 26, 2032.

PLUMAS BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

8.	MANDATORILY REDEEMABLE CUMULATIVE TRUST PREFERRED SECURITIES OF SUBSIDARY GRANTOR (Continued)

Holders of the TRUPS are entitled to a cumulative cash distribution on the liquidation amount of $1,000 per security at an initial rate per annum of 5.22%. For each successive period beginning on December 26, March 26, June 26 and September 26 of each year, the rate will be adjusted to equal the 3-month LIBOR plus 3.40% provided, however, that prior to September 26, 2007, such annual rate does not exceed 11.90%.

The distributions on the TRUPS are treated as interest expense in the consolidated statement of income. The Company has the option to defer payment of the distributions for a period of up to five years, as long as the Company is not in default on the payment of interest on the Subordinated Debentures. The TRUPS issued in the offering were sold in private transactions pursuant to an exemption registration under the Securities Act of 1933, as amended. The Company has guaranteed, on a subordinated basis, distributions and other payments due on the TRUPS.

The Subordinated Debentures and related trust investments in the Subordinated Debentures have been eliminated in consolidation and the TRUPS are reflected as outstanding in the accompanying consolidated financial statements. Under applicable regulatory guidelines, all of the TRUPS currently qualify as Tier 1 capital.

9.	COMMITMENTS AND CONTINGENCIES

Leases

The Bank leases its Alturas branch office under a noncancelable operating lease which expires in December 2005 and contains an option to renew the lease for ten years. Future minimum lease payments are as follows:

Year Ending
December 31,

2003	$67,000
2004	18,000
2005	13,000

$98,000

Rental expense included in occupancy and equipment expense totaled $85,000, $97,000 and $44,000 for the years ended December 31, 2002, 2001 and 2000, respectively.

PLUMAS BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

9.	COMMITMENTS AND CONTINGENCIES (Continued)

Financial Instruments With Off-Balance-Sheet Risk

The Bank is a party to financial instruments with off-balance-sheet risk in the normal course of business in order to meet the financing needs of its customers. These financial instruments include commitments to extend credit and letters of credit. These instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized on the balance sheet.

The Bank’s exposure to credit loss in the event of nonperformance by the other party for commitments to extend credit and letters of credit is represented by the contractual amount of those instruments. The Bank uses the same credit policies in making commitments and letters of credit as it does for loans included on the balance sheet.

The following financial instruments represent off-balance-sheet credit risk:

	December 31,

	2002	2001

Commitments to extend credit	$49,267,000	$35,753,000
Letters of credit	$509,000	$279,000

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since some of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Bank evaluates each customer’s creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Bank upon extension of credit, is based on management’s credit evaluation of the borrower. Collateral held varies, but may include accounts receivable, crops, inventory, equipment, income-producing commercial properties, farm land and residential properties.

Letters of credit are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loans to customers.

At December 31, 2002, consumer loan commitments represent approximately 18% of total commitments and are generally unsecured. Commercial loan commitments represent approximately 34% of total commitments and are generally secured by various assets of the borrower. Real estate loan commitments represent the remaining 48% of total commitments and are generally secured by property with a loan-to-value ratio not to exceed 80%. In addition, the majority of the Bank’s commitments have variable interest rates.

PLUMAS BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

9.	COMMITMENTS AND CONTINGENCIES (Continued)

Significant Concentrations of Credit Risk

The Bank grants real estate mortgage, real estate construction, commercial, agricultural and consumer loans to customers throughout Plumas, Nevada, Placer, Lassen, Sierra, Shasta and Modoc counties.

Although the Bank has a diversified loan portfolio, a substantial portion of its portfolio is secured by commercial and residential real estate. However, personal and business income represent the primary source of repayment for a majority of these loans.

Contingencies

The Company is subject to legal proceedings and claims which arise in the ordinary course of business. In the opinion of management, the amount of ultimate liability with respect to such actions will not materially affect the financial position or results of operations of the Company.

10.	SHAREHOLDERS’ EQUITY

Dividends

Upon declaration by the Board of Directors of the Company, all shareholders of record will be entitled to receive dividends. The Company’s ability to pay cash dividends is limited by state corporation law and is dependent upon dividends paid to it by the Bank. In addition, dividends from the Bank to the Company are restricted under California law to the lesser of (1) the bank’s retained earnings or (2) the bank’s net income for its last three fiscal years, less distributions made to shareholders during the same three-year period. At December 31, 2002, the Bank had $5,113,000 in retained earnings available for dividend payments to the Company.

Stock Split

On October 25, 2002 the Company’s Board of Directors approved a three-for-two stock split to shareholders of record at the close of business on November 12, 2002, effective November 26, 2002. All per share, shares outstanding and stock option data in the consolidated financial statements have been retroactively restated to reflect the stock split.

PLUMAS BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

10.	SHAREHOLDERS’ EQUITY (Continued)

Earnings Per Share

A reconciliation of the numerators and denominators of the basic and diluted earnings per share computations is as follows:

		Weighted
		Average
		Number of
	Net	Shares	Per Share
For the Year Ended	Income	Outstanding	Amount

December 31, 2002
Basic earnings per share	$3,154,000	3,199,962	$0.99

Effect of dilutive stock options		70,635

Diluted earnings per share	$3,154,000	3,270,597	$0.96

December 31, 2001
Basic earnings per share	$2,758,000	3,163,977	$0.87

Effect of dilutive stock options		41,930

Diluted earnings per share	$2,758,000	3,205,907	$0.86

December 31, 2000
Basic earnings per share	$2,563,000	3,119,963	$0.82

Effect of dilutive stock options		115,719

Diluted earnings per share	$2,563,000	3,235,682	$0.79

Shares of common stock issuable under stock options for which the exercise prices were greater than the average market prices were not included in the computation of diluted earnings per share due to their antidilutive effect. Stock options not included in the computation of diluted earnings per share were 100,575, 116,820 and 127,560 for the years ended December 31, 2002, 2001 and 2000, respectively.

PLUMAS BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

10.	SHAREHOLDERS’ EQUITY (Continued)

Stock Options

In 2001 and 1991, the Company established Stock Option Plans for which 775,618 shares of common stock are reserved for issuance to employees and directors under incentive and nonstatutory agreements as of December 31, 2002. The plans require that the option price may not be less than the fair market value of the stock at the date the option is granted, and that the stock must be paid in full at the time the option is exercised. Payment in full for the option price must be made in cash or with Company common stock previously acquired by the optionee and held by the optionee for a period of at least six months. The options expire on dates determined by the Board of Directors, but not later than ten years from the date of grant. Upon grant, options vest ratably over a three to five year period. A summary of the activity within the plans follows:

	2002		2001		2000

		Weighted		Weighted		Weighted
		Average		Average		Average
		Exercise		Exercise		Exercise
	Shares	Price	Shares	Price	Shares	Price

Incentive
Options outstanding, beginning of year	143,790	$6.91	218,397	$4.60	258,708	$4.11
Options granted	66,825	$16.13	20,250	$8.24	15,000	$6.96
Options exercised	(14,612)	$6.87	(94,857)	$1.88	(45,645)	$1.88
Options canceled					(9,666)	$8.02

Options outstanding, end of year	196,003	$10.06	143,790	$6.91	218,397	$4.60

Options exercisable, end of year	129,178	$6.92	81,086	$6.32	155,768	$3.49

Nonstatutory
Options outstanding, beginning of year	36,930	$7.52	72,570	$4.67	75,420	$4.31
Options granted	33,750	$16.13	3,750	$8.29	3,750	$7.00
Options exercised	(2,694)	$4.88	(37,446)	$2.07	(6,600)	$1.88
Options canceled	(1,296)	$4.96	(1,944)	$7.44

Options outstanding, end of year	66,690	$11.28	36,930	$7.52	72,570	$4.67

Options exercisable, end of year	32,940	$7.54	19,533	$7.48	50,343	$3.46

PLUMAS BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

10.	SHAREHOLDERS’ EQUITY (Continued)

Stock Options (Continued)

A summary of options outstanding at December 31, 2002 follows:

	Number of	Weighted
	Options	Average	Options
	Outstanding	Remaining	Exercisable
Range of	December 31,	Contractual	December 31,
Exercise Prices	2002	Life	2002

Incentive
$4.09	22,680	2.0 years	22,680
$5.37	6,000	3.3 years	6,000
$6.75	6,000	7.9 years	6,000
$7.17	3,000	7.5 years	3,000
$7.44	59,698	5.9 years	59,698
$8.15	7,500	8.8 years	7,500
$8.28	11,550	5.7 years	11,550
$8.29	12,750	8.8 years	12,750
$16.13	66,825	9.9 years	0

	196,003		129,178

Nonstatutory
$7.00	3,000	7.6 years	3,000
$7.44	20,565	5.9 years	20,565
$7.72	5,625	4.9 years	5,625
$8.29	3,750	8.8 years	3,750
$16.13	33,750	9.9 years	0

	66,690		32,940

Common Stock Repurchase Program

During 2000, the Board of Directors authorized the repurchase of up to $1,500,000 of the Bank’s common stock over a one year period ending June 30, 2001. Repurchases were generally made in the open market at market prices.

PLUMAS BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

10.	SHAREHOLDERS’ EQUITY (Continued)

Regulatory Capital

The Company and the Bank are subject to certain regulatory capital requirements administered by the Board of Governors of the Federal Reserve System and the Federal Deposit Insurance Corporation (FDIC). Failure to meet these minimum capital requirements can initiate certain mandatory, and possibly additional discretionary, actions by regulators that, if undertaken, could have a direct material effect on the Company’s consolidated financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank’s assets, liabilities and certain off-balance-sheet items as calculated under regulatory accounting practices. The Company’s and the Bank’s capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings and other factors.

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios of total and Tier 1 capital to risk-weighted assets and of Tier 1 capital to average assets. Each of these components is defined in the regulations. Management believes that the Company and the Bank met all their capital adequacy requirements as of December 31, 2002 and 2001.

In addition, the most recent notification from the FDIC categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier 1 risk-based and Tier 1 leverage ratios as set forth below. There are no conditions or events since that notification that management believes have changed the Bank’s category.

	December 31,

	2002		2001

	Amount	Ratio	Amount	Ratio

Leverage Ratio
Plumas Bancorp and Subsidiaries	$28,188,000	8.8%
Minimum regulatory requirement	$11,967,000	4.0%
Plumas Bank	$24,621,000	7.7%	$19,644,000	7.4%
Minimum requirement for “Well- Capitalized” institution	$16,089,000	5.0%	$13,320,000	5.0%
Minimum regulatory requirement	$12,871,000	4.0%	$10,656,000	4.0%

PLUMAS BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

10.	SHAREHOLDERS’ EQUITY (Continued)

Regulatory Capital (Continued)

	December 31,

	2002		2001

	Amount	Ratio	Amount	Ratio

Tier 1 Risk-Based Capital Ratio
Plumas Bancorp and Subsidiaries	$28,188,000	11.8%
Minimum regulatory requirement	$9,546,000	4.0%
Plumas Bank	$24,621,000	7.7%	$19,644,000	9.3%
Minimum requirement for “Well- Capitalized” institution	$14,309,000	6.0%	$12,637,000	6.0%
Minimum regulatory requirement	$9,539,000	4.0%	$8,425,000	4.0%
Total Risk-Based Capital Ratio
Plumas Bancorp and Subsidiaries	$30,656,000	12.8%
Minimum regulatory requirement	$19,093,000	8.0%
Plumas Bank	$27,092,000	11.4%	$21,797,000	10.3%
Minimum requirement for “Well- Capitalized” institution	$23,848,000	10.0%	$21,062,000	10.0%
Minimum regulatory requirement	$19,078,000	8.0%	$16,849,000	8.0%

11.	OTHER EXPENSES

Other expenses consisted of the following:

	Year Ended December 31,

	2002	2001	2000

Professional fees	$605,000	$297,000	$371,000
Business development	371,000	330,000	243,000
Telephone	347,000	293,000	298,000
Stationery and supplies	324,000	300,000	200,000
Armored car and courier	318,000	354,000	237,000
Advertising and promotion	260,000	237,000	214,000
Loan expenses	244,000	216,000	188,000
Director compensation and retirement	228,000	216,000	419,000
Postage	184,000	201,000	163,000
Outsourced data processing fees	68,000	72,000	377,000
Other operating expenses	592,000	572,000	522,000

	$3,541,000	$3,088,000	$3,232,000

PLUMAS BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

12.	INCOME TAXES

The provision for income taxes for the years ended December 31, 2002, 2001 and 2000 consisted of the following:

	Federal	State	Total

2002
Current	$1,460,000	$555,000	$2,015,000
Deferred	21,000	10,000	31,000

Income tax expense	$1,481,000	$565,000	$2,046,000

2001
Current	$1,259,000	$509,000	$1,768,000
Deferred	(72,000)	(29,000)	(101,000)

Income tax expense	$1,187,000	$480,000	$1,667,000

2000
Current	$1,179,000	$460,000	$1,639,000
Deferred	(177,000)	(58,000)	(235,000)

Income tax expense	$1,002,000	$402,000	$1,404,000

Deferred tax assets (liabilities) consisted of the following:

	December 31,

	2002	2001

Deferred tax assets:
Allowance for loan losses	$901,000	$809,000
Future benefit of state income tax deduction	179,000	158,000
Deferred compensation	597,000	488,000
Deposit purchase premium	98,000	78,000
Other	94,000	95,000

Total deferred tax assets	1,869,000	1,628,000

Deferred tax liabilities:
Future liability of state deferred tax asset	(102,000)	(106,000)
Unrealized gain on available-for-sale investment securities	(288,000)	(104,000)
Bank premises and equipment	(456,000)	(180,000)

Total deferred tax liabilities	(846,000)	(390,000)

Net deferred tax assets	$1,023,000	$1,238,000

PLUMAS BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

12.	INCOME TAXES (Continued)

The provision for income taxes differs from amounts computed by applying the statutory Federal income tax rate to operating income before income taxes. The items comprising these differences consisted of the following:

	Year Ended December 31,

	2002		2001		2000

	Amount	Rate %	Amount	Rate %	Amount	Rate %

Federal income tax expense, at statutory rate	$1,768,000	34.0	$1,505,000	34.0	$1,349,000	34.0
State franchise tax, net of Federal tax effect	339,000	6.5	289,000	6.5	268,000	6.8
Interest on obligations of states and political subdivisions	(48,000)	(.9)	(36,000)	(.8)	(120,000)	(3.0)
Net increase in cash surrender value of officers life insurance	(74,000)	(1.4)	(83,000)	(1.9)	(62,000)	(1.6)
Other	61,000	1.1	(8,000)	(.1)	(31,000)	(.8)

Total income tax expense	$2,046,000	39.3	$1,667,000	37.7	$1,404,000	35.4

13.	RELATED PARTY TRANSACTIONS

During the normal course of business, the Bank enters into transactions with related parties, including executive officers and directors. These transactions include borrowings from the Bank with substantially the same terms, including rates and collateral, as loans to unrelated parties. The following is a summary of the aggregate activity involving related party borrowers during 2002:

Balance, January 1, 2002	$3,294,000
Disbursements	534,000
Amounts repaid	(2,981,000)

Balance, December 31, 2002	$847,000

Undisbursed commitments to related parties, December 31, 2002	$106,000

PLUMAS BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

14.	EMPLOYEE BENEFIT PLANS

Profit Sharing Plan

The Plumas Bank Profit Sharing Plan commenced April 1, 1988 and is available to employees meeting certain service requirements. Under the Plan, employees are able to defer a selected percentage of their annual compensation. The Company’s contribution consists of the following:

•	A contribution which matches the participant’s contribution, up to a maximum of 3% of the employee’s compensation.

•	An additional discretionary contribution.

During the years ended December 31, 2002, 2001 and 2000, the Company’s contribution totaled $135,000, $111,000 and $100,000, respectively.

Salary Continuation and Retirement Plans

Salary continuation and retirement plans are in place for four key executives and members of the Board of Directors. Under these plans, the directors and executives will receive monthly payments for twelve to fifteen years, respectively, after retirement. These benefits are substantially equivalent to those available under split-dollar life insurance policies purchased by the Bank on the lives of the directors and executives. In addition, the estimated present value of these future benefits is accrued over the period from the effective dates of the plans until the participants’ expected retirement dates. The expense recognized under these plans for the years ended December 31, 2002, 2001 and 2000 totaled $199,000, $199,000 and $460,000, respectively.

In connection with these plans, the Bank purchased single premium life insurance policies with cash surrender values totaling $4,565,000 and $3,872,000 at December 31, 2002 and 2001, respectively. On the balance sheet, the cash surrender values are included in accrued interest receivable and other assets. Income earned on these policies, net of expenses, totaled $183,000, $212,000 and $184,000 for the years ended December 31, 2002, 2001 and 2000, respectively.

15.	COMPREHENSIVE INCOME

Comprehensive income is reported in addition to net income for all periods presented. Comprehensive income is a more inclusive financial reporting methodology that includes disclosure of other comprehensive income (loss) that historically has not been recognized in the calculation of net income. The unrealized gains and losses on the Bank’s available-for-sale investment securities are included in other comprehensive income (loss). Total comprehensive income and the components of accumulated other comprehensive income (loss) are presented in the Statement of Changes in Shareholders’ Equity.

PLUMAS BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

15.	COMPREHENSIVE INCOME (Continued)

At December 31, 2002, 2001 and 2000, the Bank held securities classified as available-for-sale which had unrealized gains (losses) as follows:

		Tax
	Before	Benefit	After
	Tax	(Expense)	Tax

For the Year Ended December 31, 2002
Other comprehensive income:
Unrealized holding gains	$563,000	$(232,000)	$331,000
Reclassification adjustment for gains included in net income	117,000	(48,000)	69,000

Total other comprehensive income	$446,000	$(184,000)	$262,000

For the Year Ended December 31, 2001
Other comprehensive income:
Unrealized holding gains	$348,000	$(144,000)	$204,000
Reclassification adjustment for gains included in net income	72,000	(30,000)	42,000

Total other comprehensive income	$276,000	$(114,000)	$162,000

For the Year Ended December 31, 2000
Other comprehensive income:
Unrealized holding gains	$418,000	$(172,000)	$246,000
Reclassification adjustment for losses included in net income	(34,000)	14,000	(20,000)

Total other comprehensive income	$452,000	$(186,000)	$266,000

16.	DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS

Estimated fair values are disclosed for financial instruments for which it is practicable to estimate fair value. These estimates are made at a specific point in time based on relevant market data and information about the financial instruments. These estimates do not reflect any premium or discount that could result from offering the Company’s entire holdings of a particular financial instrument for sale at one time, nor do they attempt to estimate the value of anticipated future business related to the instruments. In addition, the tax ramifications related to the realization of unrealized gains and losses can have a significant effect on fair value estimates and have not been considered in any of these estimates.

PLUMAS BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

16.	DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS (Continued)

Because no market exists for a significant portion of the Company’s financial instruments, fair value estimates are based on judgments regarding current economic conditions, risk characteristics of various financial instruments and other factors. These estimates are subjective in nature and involve uncertainties and matters of significant judgment and therefore cannot be determined with precision. Changes in assumptions could significantly affect the fair values presented.

The following methods and assumptions were used by management to estimate the fair value of its financial instruments at December 31, 2002 and 2001:

Cash and cash equivalents: For cash and cash equivalents, the carrying amount is estimated to be fair value.

Investment securities: For investment securities, fair values are based on quoted market prices, where available. If quoted market prices are not available, fair values are estimated using quoted market prices for similar securities and indications of value provided by brokers.

Loans: For variable-rate loans that reprice frequently with no significant change in credit risk, fair values are based on carrying values. Fair values of loans held for sale are estimated using quoted market prices for similar loans. The fair values for other loans are estimated using discounted cash flow analyses, using interest rates currently being offered at each reporting date for loans with similar terms to borrowers of comparable creditworthiness. The carrying amount of accrued interest receivable approximates its fair value.

Cash surrender value of life insurance policies: The fair values of life insurance policies are based on current cash surrender values at each reporting date provided by the insurers.

Deposits: The fair values for demand deposits are, by definition, equal to the amount payable on demand at the reporting date represented by their carrying amount. Fair values for fixed-rate certificates of deposit are estimated using a discounted cash flow analysis using interest rates offered at each reporting date by the Bank for certificates with similar remaining maturities. The carrying amount of accrued interest payable approximates its fair value.

Mandatorily redeemable cumulative trust preferred securities of subsidiary grantor trust: The fair value of mandatorily redeemable cumulative trust preferred securities of subsidiary grantor trust was determined based on the current market value for the like kind instruments of a similar maturity and structure.

Commitments to extend credit: Commitments to extend credit are primarily for variable rate loans and letters of credit. For these commitments, there is no difference between the committed amounts and their fair values. Commitments to fund fixed rate loans and letters of credit are at rates which approximate fair value at each reporting date.

PLUMAS BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

16.	DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS (Continued)

	December 31, 2002		December 31, 2001

	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value

Financial assets:
Cash and cash equivalents	$37,930,000	$37,930,000	$30,088,000	$30,088,000
Loans held for sale	1,472,000	1,472,000	649,000	649,000
Investment securities	61,436,000	61,807,000	45,843,000	46,275,000
Loans	204,649,000	204,826,000	180,775,000	181,637,000
Cash surrender value of life insurance policies	4,565,000	4,565,000	3,872,000	3,872,000
Accrued interest receivable	2,132,000	2,132,000	1,860,000	1,860,000
Financial liabilities:
Deposits	$293,939,000	$294,586,000	$252,206,000	$252,261,000
Mandatorily redeemable cumulative trust preferred securities	6,000,000	6,000,000
Accrued interest payable	348,000	348,000	582,000	582,000
Off-balance-sheet financial instruments:
Commitments to extend credit	$49,267,000	$49,267,000	$35,753,000	$35,753,000
Standby letters of credit	509,000	509,000	279,000	279,000

PLUMAS BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

17.	PARENT ONLY CONDENSED FINANCIAL STATEMENTS

The Company commenced operations on June 21, 2002. As a result, comparative financial information is not available. The information below is presented as of December 31, 2002.

BALANCE SHEET

DECEMBER 31, 2002

ASSETS
Cash and due from banks	$3,305,000
Investment in bank subsidiary	25,721,000
Investment in trust subsidiary	188,000
Other assets	265,000

$29,479,000

LIABILITIES AND SHAREHOLDERS’ EQUITY
Other liabilities	$5,000
Junior subordinated debentures due to subsidiary grantor trust	6,186,000

Total liabilities	6,191,000

Shareholders’ equity:
Common stock	3,743,000
Retained earnings	19,135,000
Accumulated other comprehensive income	410,000

Total shareholders’ equity	23,288,000

$29,479,000

PLUMAS BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

17.	PARENT ONLY CONDENSED FINANCIAL STATEMENTS (Continued)

STATEMENT OF INCOME

For the Period From June 21, 2002 (Date Operations Commenced)
to December 31, 2002

Income:
Dividends declared by bank subsidiary	$271,000

Expenses:
Interest on junior subordinated debentures due to subsidiary grantor trust	87,000
Other expenses	129,000

Total expenses	216,000

Income before equity in undistributed income of subsidiary	55,000
Equity in undistributed income of subsidiary	1,225,000

Income before income taxes	1,280,000
Income tax benefit	84,000

Net income	$1,364,000

PLUMAS BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

17.	PARENT ONLY CONDENSED FINANCIAL STATEMENTS (Continued)

STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

For the Period From June 21, 2002 (Date Operations Commenced) to December 31, 2002

	Common Stock			Accumulated
				Other
			Retained	Comprehensive	Shareholders'	Comprehensive
	Shares	Amount	Earnings	Income	Equity	Income

Stock issued to effect merger with the Bank	3,196,529	$3,656,000	$17,932,000	$146,000	$21,734,000
Comprehensive income:
Net income (including dividend received of $271,000)			1,364,000		1,364,000	$1,364,000
Other comprehensive income, net of tax:
Unrealized income on available-for-sale investment securities				264,000	264,000	264,000

Total comprehensive income						$1,628,000

Cash dividend - $.05 per share			(161,000)		(161,000)
Stock options exercised and related tax benefit	13,112	91,000			91,000
Fractional shares repurchased as a result of three-for-two stock split	(245)	(4,000)			(4,000)

Balance, December 31, 2002	3,209,396	$3,743,000	$19,135,000	$410,000	$23,288,000

PLUMAS BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

17.	PARENT ONLY CONDENSED FINANCIAL STATEMENTS (Continued)

STATEMENT OF CASH FLOWS

For the Period From June 21, 2002 (Date Operations Commenced)
to December 31, 2002

Cash flows from operating activities:
Net income	$1,364,000
Adjustments to reconcile net income to net cash used in operating activities:
Undistributed net income of subsidiaries	(1,225,000)
Increase in other assets	(265,000)
Increase in other liabilities	5,000

Net cash used in operating activities	(121,000)

Cash flows from investing activities:
Investment in bank subsidiary	(2,500,000)
Investment in trust subsidiary	(186,000)

Net cash used in investing activities	(2,686,000)

Cash flows from financing activities:
Proceeds from short-term borrowings	35,000
Proceeds from the issuance of junior subordinated debentures to subsidiary grantor trust	6,186,000
Repayment of short-term borrowings	(35,000)
Dividends paid	(161,000)
Cash paid to repurchase fractional shares	(4,000)
Proceeds from the exercise of stock options	91,000

Net cash provided by financing activities	6,112,000

Cash and cash equivalents at end of year	$3,305,000

Non-cash investing activities:
Issuance of common stock in exchange for the common stock of the Bank	$3,656,000
Net change in unrealized gain on investment securities available-for-sale	$448,000

Item 8.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

PART III

Item 9.	Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

     The information required by this Item can be found in Plumas Bancorp’s Definitive Proxy Statement pursuant to Regulation 14A under the Securities Exchange Act of 1934, and is by this reference incorporated herein.

Item 10.	Executive Compensation

     The information required by this Item can be found in Plumas Bancorp’s Definitive Proxy Statement pursuant to Regulation 14A under the Securities Exchange Act of 1934, and is by this reference incorporated herein.

Item 11.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

     Stock Option Information. Upon completion of the reorganization, the Company adopted the two outstanding shareholder approved stock option plans of Plumas Bank, the 1991 and 2001 Stock Option Plans. Under these plans 775,618 shares of the Company’s stock were reserved for issuance to employees and directors at December 31, 2002. As of December 31, 2002, 262,693 options with a weighted average exercise price of $10.04 were outstanding, of which 162,118 options with a weighted average exercise price of $7.05 were exercisable. The following table summarizes the Company’s securities authorized for issuance under these equity plans.

Plumas Bancorp
Equity Compensation Plan Information

Number of securities
remaining available for
		Weighted-average	future issuance under
	Number of securities to	exercise price of	equity compensation plans
	be issued upon exercise	outstanding	(excluding securities
	of outstanding options,	options, warrants	reflected in column
	warrants and rights	and rights	(a)

	(a)	(b)	(c)

Equity compensation plans approved by security holders	262,693	$10.52	512,925
Equity compensation plans not approved by security holders	—	—	—

Total	262,693	$10.52	512,925

     Additional information required by this Item can be found in Plumas Bancorp’s Definitive Proxy Statement pursuant to Regulation 14A under the Securities Exchange Act of 1934, and is by this reference incorporated herein.

Item 12.	Certain Relationships and Related Transactions

     Some of the directors and executive officers of Plumas Bancorp and their immediate families, as well as the companies with which they are associated, are customers of, or have had banking transactions with, Plumas Bancorp in the ordinary course of Plumas Bancorp’s business, and Plumas Bancorp expects to have banking transactions with such persons in the future. In management’s opinion, all loans and commitments to lend in such transactions were made in compliance with applicable laws and on substantially the same terms, including interest rates and collateral, as those prevailing for comparable transactions with other persons of similar creditworthiness and in the opinion of management did not involve more than a normal risk of collectibility or present other unfavorable features.

Item 13.	Exhibits and Reports on Form 8-KSB

(a)	Exhibits

     The following documents are included or incorporated by reference in this Annual Report on Form 10K.

3.1	Articles of Incorporation as amended of Registrant included as exhibit 3.1 to the Registrant’s Form S-4, File No. 333-84534, which is incorporated by reference herein.

3.2	Bylaws of Registrant included as exhibit 3.2 to the Registrant’s Form S-4, File No. 333-84534, which is incorporated by reference herein.

4	Specimen form of certificate for Plumas Bancorp included as exhibit 4 to the Registrant’s Form S-4, File No. 333-84534, which is incorporated by reference herein.

10.1	Employment Agreement of William E. Elliott dated May 16, 2001, is included as Exhibit 10.1 to the Registrant’s 10-QSB for June 30 2002, which is incorporated by this reference herein.

10.2	Incentive Stock Option Agreement as amended of William E. Elliott dated November 18, 1998, is included as Exhibit 10.2 to the Registrant’s 10-QSB for June 30 2002, which is incorporated by this reference herein.

10.3	Executive Salary Continuation Agreement as amended of William E. Elliott dated October 13, 1993, is included as Exhibit 10.3 to the Registrant’s 10-QSB for June 30 2002, which is incorporated by this reference herein.

10.4	Split Dollar Agreements of William E. Elliott dated January 23, 2002, is included as Exhibit 10.4 to the Registrant’s 10-QSB for June 30 2002, which is incorporated by this reference herein.

10.5	Incentive Stock Option Agreement as amended of Douglas N. Biddle dated November 18, 1998, is included as Exhibit 10.5 to the Registrant’s 10-QSB for June 30 2002, which is incorporated by this reference herein.

10.6	Executive Salary Continuation Agreement as amended of Douglas N. Biddle dated June 2, 1994, is included as Exhibit 10.6 to the Registrant’s 10-QSB for June 30 2002, which is incorporated by this reference herein.

10.7	Split Dollar Agreements of Douglas N. Biddle dated January 24, 2002, is included as Exhibit 10.7 to the Registrant’s 10-QSB for June 30 2002, which is incorporated by this reference herein.

10.8	Incentive Stock Option Agreement as amended of Dennis C. Irvine dated November 18, 1998, is included as Exhibit 10.8 to the Registrant’s 10-QSB for June 30 2002, which is incorporated by this reference herein.

10.9	Executive Salary Continuation Agreement as amended of Dennis C. Irvine dated June 2, 1994, is included as Exhibit 10.9 to the Registrant’s 10-QSB for June 30 2002, which is incorporated by this reference herein.

10.10	Split Dollar Agreements of Dennis C. Irvine dated January 24, 2002, is included as Exhibit 10.10 to the Registrant’s 10-QSB for June 30 2002, which is incorporated by this reference herein.

10.11	Incentive Stock Option Agreement as amended of Robert T. Herr dated July 19, 2000, is included as Exhibit 10.11 to the Registrant’s 10-QSB for June 30 2002, which is incorporated by this reference herein.

10.12	Non-Qualified Stock Option Agreement as amended of Jerry V. Kehr dated November 18, 1998, is included as Exhibit 10.12 to the Registrant’s 10-QSB for June 30 2002, which is incorporated by this reference herein.

10.13	Deferred Fee Agreement as amended of Jerry V. Kehr dated August 19, 1998, is included as Exhibit 10.13 to the Registrant’s 10-QSB for June 30 2002, which is incorporated by this reference herein.

10.14	Amended and Restated Director Retirement Agreement of Jerry V. Kehr dated April 28, 2000, is included as Exhibit 10.14 to the Registrant’s 10-QSB for June 30 2002, which is incorporated by this reference herein.

10.15	Consulting Agreement of Jerry V. Kehr dated May 10, 2000, is included as Exhibit 10.15 to the Registrant’s 10-QSB for June 30 2002, which is incorporated by this reference herein.

10.16	Non-Qualified Stock Option Agreement as amended of Daniel E. West dated November 19, 1997, is included as Exhibit 10.16 to the Registrant’s 10-QSB for June 30 2002, which is incorporated by this reference herein.

10.17	Non-Qualified Stock Option Agreement as amended of Daniel E. West dated November 18, 1998, is included as Exhibit 10.17 to the Registrant’s 10-QSB for June 30 2002, which is incorporated by this reference herein.

10.18	Amended and Restated Director Retirement Agreement of Daniel E. West dated May 10, 2000, is included as Exhibit 10.18 to the Registrant’s 10-QSB for June 30 2002, which is incorporated by this reference herein.

10.19	Consulting Agreement of Daniel E. West dated May 10, 2000, is included as Exhibit 10.19 to the Registrant’s 10-QSB for June 30 2002, which is incorporated by this reference herein.

10.20	Non-Qualified Stock Option Agreement as amended of Alvin G. Blickenstaff dated November 18, 1998, is included as Exhibit 10.20 to the Registrant’s 10-QSB for June 30 2002, which is incorporated by this reference herein.

10.21	Amended and Restated Director Retirement Agreement of Alvin G. Blickenstaff dated April 19, 2000, is included as Exhibit 10.21 to the Registrant’s 10-QSB for June 30 2002, which is incorporated by this reference herein.

10.22	Consulting Agreement of Alvin G. Blickenstaff dated May 8, 2000, is included as Exhibit 10.22 to the Registrant’s 10-QSB for June 30 2002, which is incorporated by this reference herein.

10.23	Non-Qualified Stock Option Agreement as amended of Gerald W. Fletcher dated November 18, 1998, is included as Exhibit 10.23 to the Registrant’s 10-QSB for June 30 2002, which is incorporated by this reference herein.

10.24	Amended and Restated Director Retirement Agreement of Gerald W. Fletcher dated May 10, 2000, is included as Exhibit 10.24 to the Registrant’s 10-QSB for June 30 2002, which is incorporated by this reference herein.

10.25	Consulting Agreement of Gerald W. Fletcher dated May 10, 2000, is included as Exhibit 10.25 to the Registrant’s 10-QSB for June 30 2002, which is incorporated by this reference herein.

10.26	Non-Qualified Stock Option Agreement as amended of Arthur C. Grohs dated November 18, 1998, is included as Exhibit 10.26 to the Registrant’s 10-QSB for June 30 2002, which is incorporated by this reference herein.

10.27	Amended and Restated Director Retirement Agreement of Arthur C. Grohs dated May 9, 2000, is included as Exhibit 10.27 to the Registrant’s 10-QSB for June 30 2002, which is incorporated by this reference herein.

10.28	Consulting Agreement of Arthur C. Grohs dated May 9, 2000, is included as

Exhibit 10.28 to the Registrant’s 10-QSB for June 30 2002, which is incorporated by this reference herein.

10.29	Non-Qualified Stock Option Agreement as amended of Christine McArthur dated August 16, 2000, is included as Exhibit 10.29 to the Registrant’s 10-QSB for June 30 2002, which is incorporated by this reference herein.

10.30	Amended and Restated Director Retirement Agreement of Christine McArthur dated May 12, 2000, is included as Exhibit 10.30 to the Registrant’s 10-QSB for June 30 2002, which is incorporated by this reference herein.

10.31	Consulting Agreement of Christine McArthur dated May 12, 2000, is included as Exhibit 10.31 to the Registrant’s 10-QSB for June 30 2002, which is incorporated by this reference herein.

10.32	Non-Qualified Stock Option Agreement as amended of Terrance J. Reeson dated November 18, 1998, is included as Exhibit 10.32 to the Registrant’s 10-QSB for June 30 2002, which is incorporated by this reference herein.

10.33	Amended and Restated Director Retirement Agreement of Terrance J. Reeson dated April 19, 2000, is included as Exhibit 10.33 to the Registrant’s 10-QSB for June 30 2002, which is incorporated by this reference herein.

10.34	Consulting Agreement of Terrance J. Reeson dated May 10, 2000, is included as Exhibit 10.34 to the Registrant’s 10-QSB for June 30 2002, which is incorporated by this reference herein.

10.35	Non-Qualified Stock Option Agreement as amended of Walter Sphar dated November 18, 1998, is included as Exhibit 10.35 to the Registrant’s 10-QSB for June 30 2002, which is incorporated by this reference herein.

10.36	Amended and Restated Director Retirement Agreement of Walter Sphar dated April 20, 2000, is included as Exhibit 10.36 to the Registrant’s 10-QSB for June 30 2002, which is incorporated by this reference herein.

10.37	Consulting Agreement of Walter Sphar dated May 9, 2000, is included as Exhibit 10.37 to the Registrant’s 10-QSB for June 30 2002, which is incorporated by this reference herein.

10.38	Non-Qualified Stock Option Agreement as amended of Thomas Watson dated November 21, 2001, is included as Exhibit 10.38 to the Registrant’s 10-QSB for June 30 2002, which is incorporated by this reference herein.

10.39	Deferred Fee Agreement of Thomas Watson dated March 3, 2001, is included as Exhibit 10.39 to the Registrant’s 10-QSB for June 30 2002, which is incorporated by this reference herein.

10.40	1991 Stock Option Plan as amended, is included as Exhibit 10.40 to the Registrant’s 10-QSB for June 30 2002, which is incorporated by this reference herein.

10.41	Form of Indemnification Agreement, is included as Exhibit 10.41 to the Registrant’s 10-QSB for June 30 2002, which is incorporated by this reference herein.

10.42	2001 Stock Option Plan as amended is included as exhibit 99.1 of the Form S-8 filed July 23, 2002, File No. 333-96957

11	Computation of per share earnings appears in the attached 10-QSB under Plumas Bancorp Notes to Consolidated Financial Statements as Footnote 4 – Earnings Per Share Computation.

13.01	Form 10-QSB for the quarterly period ended March 31, 2002.

13.02	Form 10-QSB for the quarterly period ended June 30, 2002.

13.03	Form 10-QSB for the quarterly period ended September 30, 2002.

21.01	Plumas Bank - California.

21.02	Plumas Statutory Trust I – Connecticut.

23.01	Independent auditor's consent letter dated March 28, 2003.

(b)	Reports on Form 8-K

On October 16, 2002, the Company filed a Current Report on Form 8-K. The Current Report included as an exhibit, the press release dated October 16, 2002, filed by the Company containing unaudited financial information and accompanying discussion for the quarter ended September 30, 2002.

On October 28, 2002, the Company filed a Current Report on Form 8-K. The Current Report included as an exhibit, the press release dated October 28, 2002, filed by the Company containing unaudited financial information and announcement of a stock split and special cash dividend.

Item 14. Controls and Procedures

     The Company’s Chief Executive Officer and Chief Financial Officer, based on their evaluation within 90 days prior to the date of this report of the Company’s disclosure controls and procedures (as defined in Exchange Act Rule 13a — 14(c)), have concluded that the Company’s disclosure controls and procedures are adequate and effective for purposes of Rule 13a — 14(c) in timely alerting them to material information relating to the Company required to be included in the Company’s filings with the SEC under the Securities Exchange Act of 1934.

     There were no significant changes in the Company’s internal controls or in other factors that could significantly affect internal controls subsequent to the date of their evaluation.

SIGNATURES

     In accordance with Section 13 or 15(d) of the Securities Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PLUMAS BANCORP (Registrant)

Date: March 21, 2003

I certify that this periodic report containing the issuer’s financial statements fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934 (15 U.S.C. 78m or 78o(d)) and that information contained in this periodic reports fairly presents, in all material respects, the financial condition and results of operations of the issuer.

/s/ WILLIAM E. ELLIOTT William E. Elliott President/Chief Executive Officer

I certify that this periodic report containing the issuer’s financial statements fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934 (15 U.S.C. 78m or 78o(d)) and that information contained in this periodic reports fairly presents, in all material respects, the financial condition and results of operations of the issuer.

/s/ DOUGLAS N. BIDDLE Douglas N. Biddle Executive Vice President Chief Financial Officer

I certify that this periodic report containing the issuer’s financial statements fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934 (15 U.S.C. 78m or 78o(d)) and that information contained in this periodic reports fairly presents, in all material respects, the financial condition and results of operations of the issuer.

/s/ ANDREW J. RYBACK Andrew J. Ryback Senior Vice President Controller and Principal Accountant

I, Andrew J. Ryback, certify that:

1.	I have reviewed this annual report on Form 10-KSB of Plumas Bancorp;

2.
Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.
Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.
The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.
The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

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

6.
The registrant’s other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:	March 21, 2003

/s/  Andrew J. Ryback

Andrew J. Ryback, SVP & Controller

I, Douglas N. Biddle, certify that:

7.	I have reviewed this annual report on Form 10-KSB of Plumas Bancorp;

8.
Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

9.
Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

10.
The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

11.
The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

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

12.
The registrant’s other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:	March 21, 2003

/s/  Douglas N. Biddle

Douglas N. Biddle, EVP & CFO

I, William E. Elliott, certify that:

13.	I have reviewed this annual report on Form 10-KSB of Plumas Bancorp;

14.
Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

15.
Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

16.
The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

17.
The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

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

18.
The registrant’s other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 21, 2003

/s/ William E. Elliott

William E. Elliott, President and CEO

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

/s/ JERRY V. KEHR	Dated: March 21, 2003

Jerry V. Kehr, Director and Chairman of the Board

/s/ DANIEL E. WEST	Dated: March 21, 2003

Daniel E. West, Director and Vice Chairman of the Board

/s/ ALVIN G. BLICKENSTAFF	Dated: March 21, 2003

Alvin G. Blickenstaff, Director

/s/ WILLIAM E. ELLIOTT	Dated: March 21, 2003

William E. Elliott, Director

/s/ GERALD W. FLETCHER	Dated: March 21, 2003

Gerald W. Fletcher, Director

/s/ ARTHUR C. GROHS	Dated: March 21, 2003

Arthur C. Grohs, Director

/s/ CHRISTINE MCARTHUR	Dated: March 21, 2003

Christine McArthur, Director

/s/ TERRANCE J. REESON	Dated: March 21, 2003

Terrance J. Reeson, Director

/s/ WALTER SPHAR	Dated: March 21, 2003

Walter Sphar, Director

/s/ THOMAS WATSON	Dated: March 21, 2003

Thomas Watson, Director