Form 10-Q
period 2003-03-31
PLUMAS BANCORP
filed 2003-05-13
CIK 1168455

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED March 31, 2003

☐	TRANSITION REPORT UNDER SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE TRANSITION PERIOD FROM TO

COMMISSION FILE NUMBER: 000-49883

PLUMAS BANCORP

(Exact Name of Registrant as Specified in Its Charter)

California (State or Other Jurisdiction of Incorporation or Organization)	75-2987096 (I.R.S. Employer Identification No.)

35 S. Lindan Avenue, Quincy, California (Address of Principal Executive Offices)	95971 (Zip Code)

Registrant’s Telephone Number, Including Area Code (530) 283-7307

Indicated by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒   No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐   No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of May 8, 2003; 3,228,990 shares

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENT

PLUMAS BANCORP

CONSOLIDATED BALANCE SHEET
(In thousands, except share data)

	March 31,	December 31,
	2003	2002

	(Unaudited)	(Audited)
Assets
Cash and due from banks	$18,184	$22,665
Federal funds sold	12,550	15,265
Loans held for sale	615	1,472
Investment securities (market value of $63,328 at March 31, 2003 and $61,807 at December 31, 2002)	62,997	61,436
Loans less allowance for loan losses of $2,555 at March 31, 2003 and $2,471 at December 31, 2002 (Notes 3 and 4)	207,321	204,649
Bank premises and equipment, net	9,183	9,323
Intangible assets, net	657	690
Accrued interest receivable and other assets	10,429	9,964

Total assets	$321,936	$325,464

Liabilities and Shareholders’ Equity
Deposits:
Non-interest bearing	$69,751	$73,552
Interest bearing	219,700	220,387

Total deposits	289,451	293,939
Accrued interest payable and other liabilities	2,453	2,237
Mandatorily redeemable cumulative trust preferred securities of subsidiary grantor trust	6,000	6,000

Total liabilities	297,904	302,176

Commitments and contingencies (Note 4)	—	—

Shareholders’ equity (Notes 5, 8 and 9):
Preferred stock, no par value; 10,000,000 shares authorized, no shares issued or outstanding	—	—
Common stock, no par value; 15,000,000 shares authorized; issued and outstanding – 3,227,168 shares at March 31, 2003 and 3,209,396 shares at December 31, 2002	3,856	3,743
Retained earnings	19,849	19,135
Accumulated other comprehensive income (Note 6)	327	410

Total shareholders’ equity	24,032	23,288

Total liabilities and shareholders’ equity	$321,936	$325,464

See notes to consolidated financial statements.

PLUMAS BANCORP

CONSOLIDATED STATEMENT OF INCOME
(In thousands, except per share data)

	Unaudited
	For the Three Months
	Ended March 31

	2003	2002

Interest Income:
Interest and fees on loans	$3,945	$3,864
Interest on investment securities:
Taxable	509	482
Exempt from Federal income taxes	33	36
Interest on Federal funds sold	32	58
Interest on loans held for sale	10	10

Total interest income	4,529	4,450

Interest Expense:
Interest on deposits	787	1,070
Other	77	—

Total interest expense	864	1,070

Net interest income before provision for loan losses	3,665	3,380
Provision for Loan Losses	225	225

Net interest income after provision for loan losses	3,440	3,155
Non-Interest Income:
Service charges	474	430
Gain (loss) on sale of loans, net	29	(11)
Gain on sale of available-for-sale investment securities, net	62	60
(Loss) gain on sale of other real estate	(5)	—
Earnings on cash surrender value of life insurance policies	54	54
Other income	211	197

Total non-interest income	825	730

Non-Interest Expense:
Salaries and employee benefits	1,772	1,554
Occupancy and equipment	518	399
Other expense	797	792

Total non-interest expense	3,087	2,745

Income before income taxes	1,178	1,140
Income Tax Expense	462	441

Net income	$716	$699

Basic earnings per share (Notes 5 and 8)	$0.22	$0.22

Diluted earnings per share (Notes 5 and 8)	$0.22	$0.21

See notes to consolidated financial statements.

PLUMAS BANCORP

CONSOLIDATED STATEMENT OF CASH FLOWS
(In thousands)

	Unaudited
	For the Three Months
	Ended March 31

	2003	2002

Cash Flows from Operating Activities:
Net income	$716	$699
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	225	225
Deferred loan origination fees, net	10	(93)
Depreciation, amortization and accretion, net	305	238
Net realized gain on available-for-sale investment securities	(62)	(60)
Amortization of investment security premiums	163	28
Accretion of investment security discounts	(4)	(60)
Net loss on sale of premises and equipment and other real estate	—	6
Write down of other real estate to market value	5	—
Net decrease in loans held for sale	857	380
Increase in cash surrender value of life insurance	(46)	(46)
Net increase in accrued interest receivable and other assets	(187)	(102)
Net increase in accrued interest payable and other liabilities	216	235
Deferred taxes, net	—	25

Net cash provided by operating activities	2,198	1,475
Cash Flows from Investing Activities:
Proceeds from matured and called available-for-sale investment securities	1,500	13,996
Proceeds from matured and called held-to-maturity investment securities	2,000	2,949
Proceeds from sales of available-for-sale investment securities	3,648	—
Purchases of available-for-sale investment securities	(9,346)	(7,726)
Purchases of held-to-maturity investment securities	—	(685)
Proceeds from principal repayments from available-for-sale government-guaranteed mortgage-backed securities	266	271
Proceeds from principal repayments from held-to-maturity government-guaranteed mortgage-backed securities	134	146
Net increase in loans	(2,907)	(6,043)
Proceeds from sale of other real estate	40	—
Purchase of premises and equipment	(131)	(340)
Deposits on single premium cash surrender value life insurance policies	(220)	—

Net cash (used in) provided by investing activities	(5,016)	2,568

Continued on next page.

PLUMAS BANCORP

CONSOLIDATED STATEMENT OF CASH FLOWS
(In thousands)
(Continued)

	Unaudited
	For the Three Months
	Ended March 31

	2003	2002

Cash Flows from Financing Activities:
Net (decrease) increase in demand, interest bearing and savings deposits	$(3,076)	$6,803
Net decrease in time deposits	(1,412)	(1,363)
Proceeds from exercise of stock options	110	17

Net cash (used in) provided by financing activities	(4,378)	5,457

(Decrease) increase in cash and cash equivalents	(7,196)	9,500
Cash and Cash Equivalents at Beginning of Year	37,930	30,088

Cash and Cash Equivalents at End of Period	$30,734	$39,588

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:
Interest expense	$838	$1,117
Income taxes	$302	$191
Non-Cash Investing Activities:
Net change in unrealized gain on available-for-sale securities	$141	$147

See notes to consolidated financial statements.

PLUMAS BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1. GENERAL

Plumas Bancorp (the “Company”) was incorporated on January 17, 2002 and subsequently obtained approval from various state and federal agencies to be a bank holding company in connection with the merger of Plumas Bank (the “Bank”). The Company became the sole shareholder of the Bank on June 21, 2002 pursuant to a Plan of Reorganization and Merger Agreement dated April 3, 2002. Pursuant to that plan, on June 21, 2002 each outstanding share of the Bank’s common stock was exchanged for one share of common stock of the Company.

2. CONSOLIDATED FINANCIAL STATEMENTS

In the opinion of management, the unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the Company’s financial position at March 31, 2003 and December 31, 2002 and the results of operations and cash flows for the three months ended March 31, 2003 and 2002. Certain reclassifications have been made to prior years’ balances to conform to classifications used in 2003.

Certain disclosures normally presented in the notes to the consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted. These interim financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s 2002 Annual Report to Shareholders. The results of operations for the three-month period ended March 31, 2003 and 2002 may not necessarily be indicative of future operating results.

In preparing such financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the balance sheet and revenues and expenses for the periods reported. Actual results could differ significantly from those estimates.

3. LOANS

Outstanding loans are summarized below:

	March 31,	December 31,
	2003	2002

Commercial	$50,864	$52,432
Agricultural	26,588	25,610
Real estate – mortgage	68,055	66,039
Real estate – construction and land development	18,400	15,175
Consumer	46,580	48,465

	210,487	207,721
Deferred loans fees, net	(611)	(601)
Allowance for loan losses	(2,555)	(2,471)

	$207,321	$204,649

4. COMMITMENTS AND CONTIGENCIES

In the normal course of business, there are various outstanding commitments to extend credit which are not reflected in the financial statements, including loan commitments of $49,573,000 and $49,267,000 and letters of credit of $1,170,000 and $509,000 at March 31, 2003 and December 31, 2002, respectively.

Approximately $11,187,000 of the loan commitments outstanding at March 31, 2003 are for real estate construction loans and are expected to fund within the next twelve months. The remaining commitments primarily relate to revolving lines of credit or other commercial loans, and many of these are expected to expire without being drawn upon. Therefore, the total commitments do not necessarily represent future cash requirements. Each loan commitment and the amount and type of collateral obtained, if any, are evaluated on an individual basis. Collateral held varies, but may include real property, bank deposits, debt or equity securities or business assets.

Stand-by letters of credit are conditional commitments written to guarantee the performance of a customer to a third party. These guarantees are primarily related to the purchases of inventory by commercial customers and are typically short-term in nature. Credit risk is similar to that involved in extending loan commitments to customers and accordingly, evaluation and collateral requirements similar to those for loan commitments are used.

5. EARNINGS PER SHARE COMPUTATION

Basic earnings per share are computed by dividing net income by the weighted average common shares outstanding for the period. Diluted earnings per share reflect the potential dilution that could occur if outstanding stock options were exercised. Diluted earnings per share are computed by dividing net income by the weighted average common shares outstanding for the period plus the dilutive effect of options. Earnings per share computations have been retroactively adjusted for splits for all periods presented.

	For Quarters Ended
	March 31

Earnings Per Share	2003	2002

Basic earnings per share	$0.22	$0.22
Diluted earnings per share	$0.22	$0.21

	For Quarters Ended
	March 31

Weighted Average Number of Shares Outstanding	2003	2002

Basic Shares	3,217,940	3,193,739
Diluted Shares	3,300,299	3,243,164

6. COMPREHENSIVE INCOME

Total comprehensive income for the three months ended March 31, 2003 and 2002 totaled $633,000 and $613,000, respectively. Comprehensive income is comprised of net unrealized losses, net of taxes, on available-for-sale investment securities, which were $83,000 and $86,000 for the three months ended March 31, 2003 and 2002, respectively, along with net income. At March 31, 2003 and 2002, accumulated other comprehensive income totaled $327,000 and $62,000, respectively.

7. ACCOUNTING PRONOUCEMENTS

On April 30, 2003, the Financial Accounting Standards Board issued Statement No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities. This Statement amends and clarifies the accounting for derivative instruments by providing guidance related to circumstances under which a contract with a net investment meets the characteristics of a derivative as discussed in Statement 133. The

Statement also clarifies when a derivative contains a financing component. The Statement is intended to result in more consistent reporting for derivative contracts and must be applied prospectively for contracts entered into or modified after June 30, 2003, except for hedging relationships designated after June 30, 2003. In management’s opinion, adoption of this statement is not expected to have a material effect on the Company’s consolidated financial position or results of operations.

8. STOCK-BASED COMPENSATION

At March 31, 2003, the Company had two stock-based compensation plans, the Plumas Bank 2001 and 1991 Stock Option Plans. The Company accounts for these plans under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. No stock-based compensation cost is reflected in net income, as all options granted under these plans had an exercise price equal to the market value of the underlying common stock on the date of grant.

Pro forma adjustments to the Company’s consolidated net earnings and earnings per share are disclosed during the years in which the options become vested. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of FASB Statements No. 123, Accounting for Stock-Based Compensation, to stock-based compensation:

	March 31,	March 31,
	2003	2002

Net earnings as reported	$716,000	$699,000
Deduct: Total stock-based compensation expense determined under the fair value based method for all awards, net of related tax effects	21,000	15,000

Pro forma net income	$695,000	$684,000

Basic earnings per share - as reported	$0.22	$0.22
Basic earnings per share - pro forma	$0.22	$0.21
Diluted earnings per share - as reported	$0.22	$0.22
Diluted earnings per share - pro forma	$0.21	$0.21

9. SUBSEQUENT EVENTS

On April 16, 2003, the Company announced a semi-annual cash dividend. The cash dividend will be paid on May 14, 2003 to shareholders of record as of the close of business on April 30, 2003.

In addition, on April 30 the Company announced that it has entered into an agreement with Placer Sierra Bank to purchase five branches from the Auburn, California based bank, subject to regulatory approval. These branches are located in Quincy, Portola, Loyalton, Truckee and Kings Beach, California. As of March 31, 2003, total deposits at these branches amounted to $57.4 million. If the transaction is approved, it is expected that the assets acquired will include premises and equipment of approximately $600 thousand and a core deposit intangible estimated to range between $2.2 million and $2.6 million that will be amortized using the straight-line method over a period of ten years.

PART I – FINANCIAL INFORMATION

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

Plumas Bancorp (the “Company”) is traded on the OTC Bulletin Board under the ticker symbol “PLBC”. The following discussion and analysis sets forth certain statistical information relating to the Company as of March 31, 2003 and December 31, 2002 and for the three months ended March 31, 2003 and March 31, 2002. This discussion should be read in conjunction with the financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q and the financial statements and notes thereto included in Plumas Bancorp’s Annual Report filed on Form 10-KSB for the year ended December 31, 2002. Certain matters discussed in this Quarterly Report are forward-looking statements that are subject to risks and uncertainties that could cause actual results to differ materially from those projected in the forward-looking statements. Such risks and uncertainties include, among others, (1) significant increases in competitive pressures in the financial services industry; (2) changes in the interest rate environment resulting in reduced margins; (3) general economic conditions, either nationally or regionally, are less favorable than expected, resulting in, among other things, a deterioration in credit quality; (4) changes in regulatory environment; (5) loss of key personnel; (6) fluctuations in the real estate market; (7) changes in business conditions and inflation; (8) operational risks including data processing systems failures or fraud; and (9) changes in securities markets. Such risks and uncertainties include, but are not limited to, those described in “MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS”. Therefore, the information set forth herein should be carefully considered when evaluating the business prospects of Plumas Bancorp.

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

OVERVIEW

The Company’s net income increased $17,000, or 2.4%, to $716,000 for the three months ended March 31, 2003 from $699,000 for the same period in 2002. The primary contributors to the increase in net income for the first three months of 2003 were a $285 thousand increase in net interest income before provision for loan losses and a $95 thousand increase in non-interest income, partially offset by a $342 thousand increase in non-interest expenses and a $21 thousand increase in income tax expense.

Total assets at March 31, 2003 decreased $3.5 million, or 1.1%, to $321.9 million from $325.5 million at December 31, 2002. The decline in total assets during this period was primarily concentrated in balances due from other institutions and Federal funds sold partially offset by growth in the loan portfolio and investment portfolio. The loan portfolio grew $2.7 million, or 1.3%, to $210.5 million while the investment portfolio grew $1.6 million, or 2.5%, to $63.0 million during this same period. The decline in the Company’s balances in due from other institutions and Federal funds sold was the result of declines in the Company’s deposits. Deposits declined $4.5 million, or 1.5%, to $289.5 million at March 31, 2003 from $293.9 million at December 31, 2002.

The return on average assets was 0.89% for the three months ended March 31, 2003 compared to 1.01% for the same period in 2002. The return on average equity was 12.0% for the three months ended March 31, 2003 compared to 13.2% for the same period in 2002. Although the Company’s earnings increased slightly during the first quarter of 2003 when compared to the first quarter of 2002, the Company’s overall growth during this same time-frame resulted in declines in the return on average asset and equity ratios. Total average assets for the quarter ended March 31, 2003 increased $46.6 million, or 16.9%, from the same period in 2002. Total average equity for the quarter ended March 31, 2003 increased $2.6 million, or 12.2%, from the same period in 2002.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2003

Net interest income before provision for loan losses. Net interest income, on a nontax-equivalent basis, was $3.7 million for the three months ended March 31, 2003, an increase of $285,000, or 8.4%, from $3.4 million for the same period in 2002. The increase in net interest income was attributed to declines in rates paid on the Company’s deposits combined with volume increases in the Company’s average loan and investment balances, partially offset by declines in the yield on the Company’s interest-earning assets.

Interest income increased $79,000 or 1.8%, to $4.5 million for the three months ended March 31, 2003, up slightly from $4.4 million for the same period in 2003. The increase in interest income was primarily attributed to volume increases in loans and investment balances mostly offset by falling yields on loan and investment balances. The Company’s average loan balances were $208.9 million for the three months ended March 31, 2003, up $23.7 million, or 12.8%, from the $185.2 million for the same period in 2002. Significantly offsetting the benefits of the increased loan volume was the impact of falling interest rates on the Company’s loan portfolio. The Company’s average loan yield was 7.68% for the three months ended March 31, 2003, down 80 basis points, or 9.4%, from the 8.48% for the same period in 2002.

Interest expense decreased $206,000, or 19.3%, to $864 thousand for the three months ended March 31, 2003, down from $1.1 million for the same period in 2002. The decrease in interest expense was primarily attributed to rate decreases for time deposits partially offset by interest expense on the Company’s trust preferred securities issued in September of 2002. The Company’s average rate paid on time deposits was 2.49% for the three months ended March 31, 2003, down 110 basis points, or 30.6%, from the 3.59% paid for the same period in 2002.

The net interest margin for the three months ended March 31, 2003 decreased 42 basis points, or 7.5%, to 5.21%, down from 5.63% for the same period in 2002. Similar to most of the banking industry, the Company’s net interest margin continues to be challenged by the impact of decreases in the Federal funds interest rate by the Federal Open Market Committee (“FOMC”) in 2001 and 2002. Managing the decrease in loan yields and the effective rates paid on deposits has become increasingly difficult as deposit rates may be near the bottom of consumer tolerance and customers may seek higher yielding alternatives outside the Bank.

Provision for loan losses. The Company recorded $225,000 in provision for loan losses for both three-month periods ended March 31, 2003 and March 31, 2002. The provision for loan losses is reflective of the increasing loan volumes. The Company assesses its loan quality monthly to maintain an adequate allowance for loan losses. Based on information currently available, management believes that the allowance for loan losses is adequate to absorb potential risks in the portfolio. However, no assurance can be given that the Company may not sustain charge-offs which are in excess of the allowance in any given period. The Company’s loan portfolio composition and non-performing assets are further discussed under the financial condition section below.

Non-interest income. During the three months ended March 31, 2003, total non-interest income increased $95,000, or 13.0%, to $825,000, up from $730,000 for the comparable period in 2002. The increase in non-interest income is primarily due to increases in the number of fee generating accounts, the restructuring of the Bank’s service charge fee schedule halfway through the first quarter of 2002, gains realized on the sale of mortgage loans and dividend income on Federal Home Loan Bank Stock holdings.

Non-interest expenses. Non-interest expenses consist of salaries and related employee benefits, occupancy and equipment expenses, professional fees, business development expenses, telephone expense, stationery and supplies expense, armored car and courier expense, advertising and promotion expense, loan expenses, directors’ fees, and other operating expenses. For the three months ended March 31, 2003, non-interest expense increased $342,000, or 12.5%, to $3.1 million, up from $2.7 million for the comparable period in 2002.

Salary and benefits increased $218,000 or 14.0% over the same three-month period last year. This increase was due primarily to the expansion of the Company’s centralized lending function, staffing additions to manage the overall growth of the Company and increased employee benefit costs related to health-care insurance.

Occupancy and equipment increased $119 or 29.8% over the same three-month period last year. This increase was due primarily to the additional depreciation expense resulting from installation of an automated teller platform system in 2002, additional depreciation and operating costs associated with the Company’s new centralized lending facility and remodeling of the administrative facility.

FINANCIAL CONDITION

Loan portfolio composition. The Company continues to manage the mix of its loan portfolio consistent with its identity as a community bank serving the financing needs of all sectors of the area it serves. Although the Company offers a broad array of financing options, it continues to concentrate its focus on small to medium commercial businesses. These loans offer diversification as to industries and types of businesses, thus limiting material exposure in any industry concentrations. The Company offers both fixed and floating rate loans and obtains collateral in the form of real property, business assets and deposit accounts, but looks to business and personal cash flows as its primary source of repayment. As of March 31, 2003, real estate loans grew to 41.1% of the loan portfolio versus 39.1% at December 31, 2002. Agricultural loans increased slightly to 12.6% of the loan portfolio versus 12.3% at December 31, 2002. Commercial loans decreased slightly to 24.2% of the portfolio as of March 31, 2003 as compared to 25.3% at December 31, 2002. Consumer loans also decreased slightly to 22.1% of the loan portfolio at March 31, 2003 compared to 23.3% at December 31, 2002.

Nonperforming assets. Nonperforming loans as a percent of total loans were 0.85% as of March 31, 2003, down slightly from 0.86% at December 31, 2002. The slight decrease in this ratio was the result of an overall increase in Company’s total loan balances. Nonperforming assets as a percent of total assets were 0.58% as of March 31, 2003 down slightly from 0.59% at December 31, 2002. The slight decrease in this ratio was the result of the Company selling one of its “other real estate owned” property holdings during the first quarter of 2003.

Analysis of allowance for loan losses. Net charge-offs during the three months ended March 31, 2003 totaled $141,000, or 0.07% of total loans, compared to $72,000, or 0.04% of total loans, for the comparable period in 2002. The allowance for loan losses stood at 1.21% of total loans as of March 31, 2003, versus 1.19% of total loans as of December 31, 2002. Based on an evaluation of the credit quality of the loan portfolio and delinquency trends and charge-offs, management believes the allowance for loan losses to be adequate.

Investment securities and Federal funds sold. Total investment securities and Federal funds sold decreased $1.2 million, or 1.5%, to $75.5 million as of March 31, 2003, down from $76.7 million at December 31, 2002. Federal funds sold and proceeds from maturing short-term direct obligations of U.S. agencies and longer-term corporate bonds, along with the proceeds from the sale of short-term direct obligations of U.S. agencies were used to fund the Company’s continued loan growth.

The Company’s investment in U.S. Treasury securities and direct obligations of U.S. agencies decreased to 86.6% of the investment portfolio, excluding Federal funds sold, as of March 31, 2003, versus 87.3% at December 31, 2002. The Company’s investment in corporate bonds rose slightly to 8.0% of the investment portfolio as of March 31, 2003, versus 7.3% at December 31, 2002. The remainder of the Company’s investment portfolio consists of municipal obligations.

Deposits. Total deposits were $289.5 million as of March 31, 2003, a decrease of $4.5 million, or 1.5%, from the December 31, 2002 balance of $293.9 million. The Company continues to manage the mix of its deposits consistent with its identity as a community bank serving the financial needs of its customers. As of March 31, 2003, non-interest bearing demand deposits and interest checking deposits decreased slightly to 35.6% of total deposits versus 36.7% at December 31, 2002. Money market and savings deposits increased slightly to 36.2% of total deposits as of March 31, 2003 compared to 35.1% as of December 31, 2002. Time deposits remained unchanged at 28.2% of total deposits as of March 31, 2003 and December 31, 2002.

CAPITAL RESOURCES

Shareholders’ equity as of March 31, 2003 increased $744,000, or 3.2%, to $24.0 million from $23.3 million as of December 31, 2002. This increase was primarily due to the retention of current period earnings.

The Company’s leverage (Tier 1 capital to average total assets) ratios were 9.0% and 8.8% at March 31, 2003 and December 31, 2002, respectively. The Company’s Tier 1 risk-based capital ratios were 11.9% and 11.8% at March 31, 2003 and December 31, 2002, respectively. The Company’s total risk-based capital ratios were 12.9% and 12.8% at March 31, 2003 and December 31, 2002, respectively. The improvement in these ratios was primarily the result of the Company’s retention of earnings during the first quarter of 2003. The Company’s and the Bank’s capital ratios well exceed the minimum required capital ratios.

LIQUIDITY

The Company manages its liquidity to provide the ability to generate funds to support asset growth, meet deposit withdrawals (both anticipated and unanticipated), fund customers’ borrowing needs, satisfy maturity of short-term borrowings and maintain reserve requirements. The Company’s liquidity needs are managed using assets or liabilities, or both. On the asset side, in addition to Federal Funds sold, the Company maintains an investment portfolio containing U.S. government securities and agency securities that are classified as available-for-sale. On the liability side, liquidity needs are managed by charging competitive offering rates on deposit products and the use of established lines of credit from correspondent financial institutions and the Federal Home Loan Bank.

Customer deposits are the Company’s primary source of funds. Those funds are held in various forms with varying maturities. The Company does not accept brokered deposits. During the first quarter of 2003, deposits declined $4.5 million, or 1.5%, from the December 31, 2002 balance of $293.9 million. The overall lack of deposit balance growth as a source of funds in the first quarter of 2003 resulted in the Company reducing it Federal funds sold balances.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

In management’s opinion there has not been a material change in the Company’s market risk profile for the three months ended March 31, 2003 compared to December 31, 2002 as discussed in the Company’s 2002 annual report and form 10-KSB.

ITEM 4. CONTROLS AND PROCEDURES

The Company’s Chief Executive Officer, Chief Financial Officer and Controller, based on their evaluation within 90 days prior to the date of this report of the Company’s disclosure controls and procedures (as defined in Exchange Act Rule 13a—14(c)), have concluded that the Company’s disclosure controls and procedures are adequate and effective for purposes of Rule 13a—14(c) in timely alerting them to material information relating to the Company required to be included in the Company’s filings with the SEC under the Securities Exchange Act of 1934.

There were no significant changes in the Company’s internal controls or in other factors that could significantly affect internal controls subsequent to the date of their evaluation.

PART II — OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

From time to time, the Company and/or its subsidiaries are a party to claims and legal proceedings arising in the ordinary course of business. In the opinion of the Company’s management, the amount of ultimate liability with respect to such proceedings will not have a material adverse effect on the financial condition or results of operations of the Company taken as a whole.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

The following documents are included or incorporated by reference in this Quarterly Report on Form 10Q:

3.1	Articles of Incorporation as amended of Registrant included as exhibit 3.1 to the Registrant’s Form S-4, File No. 333-84534, which is incorporated by reference herein.

3.2	Bylaws of Registrant included as exhibit 3.2 to the Registrant’s Form S-4, File No. 333-84534, which is incorporated by reference herein.

4	Specimen form of certificate for Plumas Bancorp included as exhibit 4 to the Registrant’s Form S-4, File No. 333-84534, which is incorporated by reference herein.

10.1	Employment Agreement of William E. Elliott dated May 16, 2001, is included as Exhibit 10.1 to the Registrant’s 10-QSB for June 30, 2002, which is incorporated by this reference herein.

10.2	Incentive Stock Option Agreement as amended of William E. Elliott dated November 18, 1998, is included as Exhibit 10.2 to the Registrant’s 10-QSB for June 30, 2002, which is incorporated by this reference herein.

10.3	Executive Salary Continuation Agreement as amended of William E. Elliott dated October 13, 1993, is included as Exhibit 10.3 to the Registrant’s 10-QSB for June 30, 2002, which is incorporated by this reference herein.

10.4	Split Dollar Agreements of William E. Elliott dated January 23, 2002, is included as Exhibit 10.4 to the Registrant’s 10-QSB for June 30, 2002, which is incorporated by this reference herein.

10.5	Incentive Stock Option Agreement as amended of Douglas N. Biddle dated November 18, 1998, is included as Exhibit 10.5 to the Registrant’s 10-QSB for June 30, 2002, which is incorporated by this reference herein.

10.6	Executive Salary Continuation Agreement as amended of Douglas N. Biddle dated June 2, 1994, is included as Exhibit 10.6 to the Registrant’s 10-QSB for June 30, 2002, which is incorporated by this reference herein.

10.7	Split Dollar Agreements of Douglas N. Biddle dated January 24, 2002, is included as Exhibit 10.7 to the Registrant’s 10-QSB for June 30, 2002, which is incorporated by this reference herein.

10.8	Incentive Stock Option Agreement as amended of Dennis C. Irvine dated November 18, 1998, is included as Exhibit 10.8 to the Registrant’s 10-QSB for June 30, 2002, which is incorporated by this reference herein.

10.9	Executive Salary Continuation Agreement as amended of Dennis C. Irvine dated June 2, 1994, is included as Exhibit 10.9 to the Registrant’s 10-QSB for June 30, 2002, which is incorporated by this reference herein.

10.10	Split Dollar Agreements of Dennis C. Irvine dated January 24, 2002, is included as Exhibit 10.10 to the Registrant’s 10-QSB for June 30, 2002, which is incorporated by this reference herein.

10.11	Incentive Stock Option Agreement as amended of Robert T. Herr dated July 19, 2000, is included as Exhibit 10.11 to the Registrant’s 10-QSB for June 30, 2002, which is incorporated by this reference herein.

10.12	Non-Qualified Stock Option Agreement as amended of Jerry V. Kehr dated November 18, 1998, is included as Exhibit 10.12 to the Registrant’s 10-QSB for June 30, 2002, which is incorporated by this reference herein.

10.13	Deferred Fee Agreement as amended of Jerry V. Kehr dated August 19, 1998, is included as Exhibit 10.13 to the Registrant’s 10-QSB for June 30, 2002, which is incorporated by this reference herein.

10.14	Amended and Restated Director Retirement Agreement of Jerry V. Kehr dated April 28, 2000, is included as Exhibit 10.14 to the Registrant’s 10-QSB for June 30, 2002, which is incorporated by this reference herein.

10.15	Consulting Agreement of Jerry V. Kehr dated May 10, 2000, is included as Exhibit 10.15 to the Registrant’s 10-QSB for June 30, 2002, which is incorporated by this reference herein.

10.16	Non-Qualified Stock Option Agreement as amended of Daniel E. West dated November 19, 1997, is included as Exhibit 10.16 to the Registrant’s 10-QSB for June 30, 2002, which is incorporated by this reference herein.

10.17	Non-Qualified Stock Option Agreement as amended of Daniel E. West dated November 18, 1998, is included as Exhibit 10.17 to the Registrant’s 10-QSB for June 30, 2002, which is incorporated by this reference herein.

10.18	Amended and Restated Director Retirement Agreement of Daniel E. West dated May 10, 2000, is included as Exhibit 10.18 to the Registrant’s 10-QSB for June 30, 2002, which is incorporated by this reference herein.

10.19	Consulting Agreement of Daniel E. West dated May 10, 2000, is included as Exhibit 10.19 to the Registrant’s 10-QSB for June 30, 2002, which is incorporated by this reference herein.

10.20	Non-Qualified Stock Option Agreement as amended of Alvin G. Blickenstaff dated November 18, 1998, is included as Exhibit 10.20 to the Registrant’s 10-QSB for June 30, 2002, which is incorporated by this reference herein.

10.21	Amended and Restated Director Retirement Agreement of Alvin G. Blickenstaff dated April 19, 2000, is included as Exhibit 10.21 to the Registrant’s 10-QSB for June 30, 2002, which is incorporated by this reference herein.

10.22	Consulting Agreement of Alvin G. Blickenstaff dated May 8, 2000, is included as Exhibit 10.22 to the Registrant’s 10-QSB for June 30, 2002, which is incorporated by this reference herein.

10.23	Non-Qualified Stock Option Agreement as amended of Gerald W. Fletcher dated November 18, 1998, is included as Exhibit 10.23 to the Registrant’s 10-QSB for June 30, 2002, which is incorporated by this reference herein.

10.24	Amended and Restated Director Retirement Agreement of Gerald W. Fletcher dated May 10, 2000, is included as Exhibit 10.24 to the Registrant’s 10-QSB for June 30, 2002, which is incorporated by this reference herein.

10.25	Consulting Agreement of Gerald W. Fletcher dated May 10, 2000, is included as Exhibit 10.25 to the Registrant’s 10-QSB for June 30, 2002, which is incorporated by this reference herein.

10.26	Non-Qualified Stock Option Agreement as amended of Arthur C. Grohs dated November 18, 1998, is included as Exhibit 10.26 to the Registrant’s 10-QSB for June 30, 2002, which is incorporated by this reference herein.

10.27	Amended and Restated Director Retirement Agreement of Arthur C. Grohs dated May 9, 2000, is included as Exhibit 10.27 to the Registrant’s 10-QSB for June 30, 2002, which is incorporated by this reference herein.

10.28	Consulting Agreement of Arthur C. Grohs dated May 9, 2000, is included as Exhibit 10.28 to the Registrant’s 10-QSB for June 30, 2002, which is incorporated by this reference herein.

10.29	Non-Qualified Stock Option Agreement as amended of Christine McArthur dated August 16, 2000, is included as Exhibit 10.29 to the Registrant’s 10-QSB for June 30, 2002, which is incorporated by this reference herein.

10.30	Amended and Restated Director Retirement Agreement of Christine McArthur dated May 12, 2000, is included as Exhibit 10.30 to the Registrant’s 10-QSB for June 30, 2002, which is incorporated by this reference herein.

10.31	Consulting Agreement of Christine McArthur dated May 12, 2000, is included as Exhibit 10.31 to the Registrant’s 10-QSB for June 30, 2002, which is incorporated by this reference herein.

10.32	Non-Qualified Stock Option Agreement as amended of Terrance J. Reeson dated November 18, 1998, is included as Exhibit 10.32 to the Registrant’s 10-QSB for June 30, 2002, which is incorporated by this reference herein.

10.33	Amended and Restated Director Retirement Agreement of Terrance J. Reeson dated April 19, 2000, is included as Exhibit 10.33 to the Registrant’s 10-QSB for June 30, 2002, which is incorporated by this reference herein.

10.34	Consulting Agreement of Terrance J. Reeson dated May 10, 2000, is included as Exhibit 10.34 to the Registrant’s 10-QSB for June 30, 2002, which is incorporated by this reference herein.

10.35	Non-Qualified Stock Option Agreement as amended of Walter Sphar dated November 18, 1998, is included as Exhibit 10.35 to the Registrant’s 10-QSB for June 30, 2002, which is incorporated by this reference herein.

10.36	Amended and Restated Director Retirement Agreement of Walter Sphar dated April 20, 2000, is included as Exhibit 10.36 to the Registrant’s 10-QSB for June 30, 2002, which is incorporated by this reference herein.

10.37	Consulting Agreement of Walter Sphar dated May 9, 2000, is included as Exhibit 10.37 to the Registrant’s 10-QSB for June 30, 2002, which is incorporated by this reference herein.

10.38	Non-Qualified Stock Option Agreement as amended of Thomas Watson dated November 21, 2001, is included as Exhibit 10.38 to the Registrant’s 10-QSB for June 30, 2002, which is incorporated by this reference herein.

10.39	Deferred Fee Agreement of Thomas Watson dated March 3, 2001, is included as Exhibit 10.39 to the Registrant’s 10-QSB for June 30, 2002, which is incorporated by this reference herein.

10.40	Form of Indemnification Agreement, is included as Exhibit 10.41 to the Registrant’s 10-QSB for June 30, 2002, which is incorporated by this reference herein.

10.41	2001 Stock Option Plan as amended is included as exhibit 99.1 of the Form S-8 filed July 23, 2002, File No. 333-96957

10.42	1991 Stock Option Plan as amended is included as exhibit 99.1 of the Form S-8 filed August 19, 2002, File No. 333-98319

10.43	Plumas Bank 401(k) Profit Sharing Plan as amended is included as exhibit 99.1 of the Form S-8 filed February 14, 2003, File No. 333-103229

10.44	Executive Salary Continuation Agreement of Robert T. Herr dated June 4, 2002.

10.45	Branch Purchase and Assumption Agreement dated April 25, 2003.

11	Computation of per share earnings appears in the attached 10-Q under Plumas Bancorp Notes to Consolidated Financial Statements as Footnote 4 – Earnings Per Share Computation.

99.1	906 Certification – Certification of Principal Accounting Officer pursuant to 18 U.S.C. Section 1350 dated May 12, 2003.

99.2	906 Certification – Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350 dated May 12, 2003.

99.3	906 Certification – Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350 dated May 12, 2003.

(b)	Reports on Form 8-K

On January 15, 2003, the Company filed a Current Report on Form 8-K. The Current Report included as an exhibit, the press release dated January 15, 2003, filed by the Company containing unaudited financial information and announcement of 2002 earnings.

On February 7, 2003, the Company filed a Current Report on Form 8-K. The Current Report included as an exhibit, the press release dated February 7, 2003, filed by the Company announcing the filing of an application to open a new branch in Tahoe City, California.

On April 16, 2003, the Company filed a Current Report on Form 8-K. The Current Report included as an exhibit, the press release dated April 16, 2003, filed by the Company containing unaudited financial information and announcement of a semi-annual cash dividend.

On April 30, 2003, the Company filed a Current Report on Form 8-K. The Current Report included as an exhibit, the press release dated April 30, 2003, filed by the Company announcing an agreement to purchase five branches located in Northeastern California from Placer Sierra Bank.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PLUMAS BANCORP
(Registrant)

Date: May 12, 2003

/s/ William E. Elliott

William E. Elliott President/Chief Executive Officer

/s/ Douglas N. Biddle

Douglas N. Biddle Executive Vice President Chief Financial Officer

/s/ Andrew J. Ryback

Andrew J. Ryback Senior Vice President Controller

I, Andrew J. Ryback, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Plumas Bancorp (the “Registrant”);

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

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors:

a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weakness in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.
The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 12, 2003

/s/ Andrew J. Ryback

Andrew J. Ryback, SVP & Controller

I, Douglas N. Biddle, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Plumas Bancorp (the “Registrant”);

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

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors:

a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weakness in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.
The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 12, 2003

/s/ Douglas N. Biddle Douglas N. Biddle, EVP & CFO

I, William E. Elliott, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Plumas Bancorp (the “Registrant”);

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

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors:

a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weakness in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.
The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 12, 2003

/s/ William E. Elliott

William E. Elliott, President and CEO