Form 10-Q
period 2003-06-30
PLUMAS BANCORP
filed 2003-08-11
CIK 1168455

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED June 30, 2003

☐	TRANSITION REPORT UNDER SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM __________ TO ___________

COMMISSION FILE NUMBER: 000-49883

PLUMAS BANCORP

(Exact Name of Registrant as Specified in Its Charter)

California (State or Other Jurisdiction of Incorporation or Organization)	75-2987096 (I.R.S. Employer Identification No.)

35 S. Lindan Avenue, Quincy, California (Address of Principal Executive Offices)	95971 (Zip Code)

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

Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of August 8, 2003; 3,238,407 shares

PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENT
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
ITEM 4. CONTROLS AND PROCEDURES
PART II - OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
ITEM 5. OTHER INFORMATION
ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K
SIGNATURES
EXHIBIT 10.46
EXHIBIT 10.47
EXHIBIT 10.48
EXHIBIT 10.49
EXHIBIT 10.50
EXHIBIT 10.51
EXHIBIT 10.52
EXHIBIT 10.53
EXHIBIT 10.54
EXHIBIT 10.55
EXHIBIT 10.56
EXHIBIT 10.57
EXHIBIT 10.58
EXHIBIT 10.59
EXHIBIT 10.60
EXHIBIT 31.1
EXHIBIT 31.2
EXHIBIT 31.3
EXHIBIT 32.1
EXHIBIT 32.2
EXHIBIT 32.3

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENT

PLUMAS BANCORP
CONSOLIDATED BALANCE SHEET
(In thousands, except share data)

	June 30,	December 31,
	2003	2002

	(Unaudited)	(Audited)

Assets
Cash and due from banks	$24,004	$22,665
Federal funds sold	14,095	15,265
Loans held for sale	847	1,472
Investment securities (market value of $53,955 at June 30, 2003 and $61,807 at December 31, 2002)	53,628	61,436
Loans less allowance for loan losses of $2,641 at June 30, 2003 and $2,471 at December 31, 2002 (Notes 3 and 4)	212,083	204,649
Bank premises and equipment, net	9,062	9,323
Intangible assets, net	624	690
Accrued interest receivable and other assets	11,339	9,964

Total assets	$325,682	$325,464

Liabilities and Shareholders’ Equity
Deposits:
Non-interest bearing	$75,133	$73,552
Interest bearing	217,400	220,387

Total deposits	292,533	293,939
Accrued interest payable and other liabilities	2,475	2,237
Mandatorily redeemable cumulative trust preferred securities of subsidiary grantor trust	6,000	6,000

Total liabilities	301,008	302,176

Commitments and contingencies (Note 4)	—	—
Shareholders’ equity (Notes 5 and 8):
Preferred stock, no par value; 10,000,000 shares authorized, no shares issued or outstanding	—	—
Common stock, no par value; 15,000,000 shares authorized; issued and outstanding – 3,230,610 shares at June 30, 2003 and 3,209,396 shares at December 31, 2002	3,869	3,743
Retained earnings	20,264	19,135
Accumulated other comprehensive income (Note 6)	541	410

Total shareholders’ equity	24,674	23,288

Total liabilities and shareholders’ equity	$325,682	$325,464

See notes to consolidated financial statements.

PLUMAS BANCORP
CONSOLIDATED STATEMENT OF INCOME
(In thousands, except per share data)

	For the Three Months		For the Six Months
	Ended June 30		Ended June 30

	2003	2002	2003	2002

	(Unaudited)		(Unaudited)

Interest Income:
Interest and fees on loans	$4,200	$3,989	$8,167	$7,853
Interest on investment securities:
Taxable	429	492	938	974
Exempt from Federal income taxes	33	37	66	73
Interest on Federal funds sold	22	46	54	104
Interest on loans held for sale	10	9	20	19

Total interest income	4,694	4,573	9,245	9,023

Interest Expense:
Interest on deposits	713	978	1,502	2,048
Other	72	2	149	2

Total interest expense	785	980	1,651	2,050

Net interest income before provision for loan losses	3,909	3,593	7,594	6,973
Provision for Loan Losses	225	300	450	525

Net interest income after provision for loan losses	3,684	3,293	7,144	6,448
Non-Interest Income:
Service charges	502	489	976	919
Gain on sale of loans, net	31	36	60	25
Gain on sale of available-for-sale investment securities, net	54	2	116	62
Gain on sale of other real estate, net	25	—	20	—
Earnings on cash surrender value of life insurance policies	55	54	109	108
Other income	209	153	398	350

Total non-interest income	876	734	1,679	1,464

Non-Interest Expense:
Salaries and employee benefits	1,724	1,478	3,495	3,039
Occupancy and equipment	588	420	1,105	821
Other expense	925	934	1,722	1,717

Total non-interest expense	3,237	2,832	6,322	5,577

Income before income taxes	1,323	1,195	2,501	2,335
Income Tax Expense	523	475	985	916

Net income	$800	$720	$1,516	$1,419

Basic earnings per share (Notes 5 and 8)	$0.25	$0.23	$0.47	$0.45

Diluted earnings per share (Notes 5 and 8)	$0.24	$0.22	$0.46	$0.43

See notes to consolidated financial statements.

PLUMAS BANCORP
CONSOLIDATED STATEMENT OF CASH FLOWS
(In thousands)

	Unaudited
	For the Six Months
	Ended June 30

	2003	2002

Cash Flows from Operating Activities:
Net income	$1,516	$1,419
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	450	525
Deferred loan origination fees, net	(64)	(153)
Depreciation, amortization and accretion, net	621	492
Net realized gain on available-for-sale investment securities	(116)	(62)
Amortization of investment security premiums	338	84
Accretion of investment security discounts	(7)	(64)
Net loss on sale of premises and equipment	1	6
Net gain on sale of other real estate	(20)	—
Net decrease (increase) in loans held for sale	624	(152)
Increase in cash surrender value of life insurance	(92)	(108)
Net decrease (increase) in accrued interest receivable and other assets	212	(22)
Net increase (decrease) in accrued interest payable and other liabilities	238	(240)
Deferred taxes, net	(18)	24

Net cash provided by operating activities	3,683	1,749

Cash Flows from Investing Activities:
Proceeds from matured and called available-for-sale investment securities	8,500	13,996
Proceeds from matured and called held-to-maturity investment securities	2,602	3,699
Proceeds from sales of available-for-sale investment securities	6,521	530
Purchases of available-for-sale investment securities	(10,386)	(15,977)
Purchases of held-to-maturity investment securities	—	(685)
Proceeds from principal repayments from available-for-sale government-guaranteed mortgage-backed securities	448	431
Proceeds from principal repayments from held-to-maturity government-guaranteed mortgage-backed securities	134	468
Net increase in loans	(7,820)	(18,166)
Proceeds from sale of other real estate	145	—
Purchase of premises and equipment	(293)	(1,124)
Deposits on single premium cash surrender value life insurance policies	(1,695)	(510)

Net cash (used in) provided by investing activities	(1,844)	(17,338)

Continued on next page.

PLUMAS BANCORP
CONSOLIDATED STATEMENT OF CASH FLOWS
(In thousands)
(Continued)

	Unaudited
	For the Six Months
	Ended June 30

	2003	2002

Cash Flows from Financing Activities:
Net increase in demand, interest bearing and savings deposits	$222	$13,385
Net decrease in time deposits	(1,628)	(2,819)
Proceeds from exercise of stock options	123	33
Cash dividends paid	(387)	(703)
Net cash (used in) provided by financing activities	(1,670)	9,896

Increase (decrease) in cash and cash equivalents	169	(5,693)
Cash and Cash Equivalents at Beginning of Year	37,930	30,088

Cash and Cash Equivalents at End of Period	$38,099	$24,395

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:
Interest expense	$1,606	$2,098
Income taxes	$932	$1,045
Non-Cash Investing Activities:
Net change in unrealized gain on available-for-sale securities	$131	$196
See notes to consolidated financial statements

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

2.     CONSOLIDATED FINANCIAL STATEMENTS

In the opinion of management, the unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the Company’s financial position at June 30, 2003 and December 31, 2002, the results of operations for the three months ended June 30, 2003 and 2002 and the results of operations and cash flows for the six months ended June 30, 2003 and 2002. Certain reclassifications have been made to prior years’ balances to conform to classifications used in 2003.

Certain disclosures normally presented in the notes to the consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted. These interim financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s 2002 Annual Report to Shareholders. The results of operations for the three-month and six-month periods ended June 30, 2003 and 2002 may not necessarily be indicative of future operating results.

In preparing such financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the balance sheet and revenues and expenses for the periods reported. Actual results could differ significantly from those estimates.

3.     LOANS

Outstanding loans are summarized below:

	June 30,	December 31,
	2003	2002

Commercial	$52,701	$52,432
Agricultural	29,015	25,610
Real estate – mortgage	70,140	66,039
Real estate – construction and land development	16,253	15,175
Consumer	47,152	48,465

	215,261	207,721
Deferred loans fees, net	(537)	(601)
Allowance for loan losses	(2,641)	(2,471)

	$212,083	$204,649

4.     COMMITMENTS AND CONTINGENCIES

In the normal course of business, there are various outstanding commitments to extend credit which are not reflected in the financial statements, including loan commitments of $54,203,000 and $49,267,000 and letters of credit of $1,947,000 and $509,000 at June 30, 2003 and December 31, 2002, respectively.

Approximately $12,547,000 of the loan commitments outstanding at June 30, 2003 are for real estate construction loans and are expected to fund within the next twelve months. The remaining commitments primarily relate to revolving lines of credit or other commercial loans, and many of these are expected to expire without being drawn upon. Therefore, the total commitments do not necessarily represent future cash requirements. Each loan commitment and the amount and type of collateral obtained, if any, are evaluated on an individual basis. Collateral held varies, but may include real property, bank deposits, debt or equity securities or business assets.

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

On April 30 the Company announced that it has entered into an agreement with Placer Sierra Bank to purchase five branches from the Auburn, California based bank, subject to regulatory approval. The five branches are in the communities of Quincy, Portola, Loyalton, Truckee and Kings Beach, California. As of June 30, 2003, total deposits at these branches amounted to $53.9 million. If the transaction is approved, it is expected that the assets acquired will include premises and equipment of approximately $600 thousand and a core deposit intangible estimated to range between $2.2 million and $2.6 million that will be amortized using the straight-line method over a period of ten years.

5.     EARNINGS PER SHARE COMPUTATION

Basic earnings per share are computed by dividing net income by the weighted average common shares outstanding for the period. Diluted earnings per share reflect the potential dilution that could occur if outstanding stock options were exercised. Diluted earnings per share are computed by dividing net income by the weighted average common shares outstanding for the period plus the dilutive effect of options. Earnings per share computations have been retroactively adjusted for stock splits for all periods presented.

	For the Three Months		For the Six Months
	Ended June 30		Ended June 30

	2003	2002	2003	2002

Earnings Per Share:
Basic earnings per share	$0.25	$0.23	$0.47	$0.45
Diluted earnings per share	$0.24	$0.22	$0.46	$0.43
Weighted Average Number of Shares Outstanding:
Basic shares	3,228,280	3,193,738	3,223,138	3,194,296
Diluted shares	3,466,437	3,218,451	3,468,899	3,254,422

6.     COMPREHENSIVE INCOME

Total comprehensive income for the three months ended June 30, 2003 and 2002 totaled $1,014,000 and $921,000, respectively. Comprehensive income is comprised of net unrealized gains, net of taxes, on available-for-sale investment securities, which were $214,000 and $201,000 for the three months ended June 30, 2003 and 2002, respectively, along with net income.

Total comprehensive income for the six months ended June 30, 2003 and 2002 totaled $1,647,000 and $1,534,000, respectively. Comprehensive income is comprised of net unrealized gains, net of taxes, on available-for-sale investment securities, which were $131,000 and $115,000 for the six months ended June

30, 2003 and 2002, respectively, along with net income. At June 30, 2003 and 2002, accumulated other comprehensive income totaled $541,000 and $263,000, respectively, and as reflected as a component shareholders’ equity.

7.     ACCOUNTING PRONOUCEMENTS

In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. This Statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). This Statement is effective for financial instruments entered into or modified by the Company after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The Company has previously accounted for its mandatorily redeemable cumulative trust preferred securities in a manner consistent with the Statement and, in management’s opinion, adoption of this Statement did not have a material effect on the Company’s consolidated financial position or results of operations.

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

8.     STOCK-BASED COMPENSATION

At June 30, 2003, the Company had two stock-based compensation plans, the Plumas Bank 2001 and 1991 Stock Option Plans. The Company accounts for these plans under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. No stock-based compensation cost is reflected in net income, as all options granted under these plans had an exercise price equal to the market value of the underlying common stock on the date of grant.

Pro forma adjustments to the Company’s consolidated net earnings and earnings per share are disclosed during the years in which the options become vested. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of FASB Statements No. 123, Accounting for Stock-Based Compensation, to stock-based compensation:

	For the Three Months		For the Six Months
	Ended June 30		Ended June 30

	2003	2002	2003	2002

Net income as reported	$800	$720	$1,516	$1,419
Deduct: Total stock-based compensation expense determined under the fair value based method for all awards, net of related tax effects	22	150	43	165

Pro forma net income	$778	$570	$1,473	$1,254

Basic earnings per share – as reported	$0.25	$0.23	$0.47	$0.45

Basic earnings per share – pro forma	$0.24	$0.18	$0.46	$0.39

Diluted earnings per share – as reported	$0.24	$0.22	$0.46	$0.43

Diluted earnings per share – pro forma	$0.24	$0.17	$0.45	$0.38

The fair value of each option grant is estimated on the date of grant using an option-pricing model with the following assumptions:

	For the three-months ended,

	June 30, 2003	June 30, 2002

Weighted average fair value of options granted	$4.23	N/A
Dividend yield	1.3%	N/A
Expected volatility	17.3%	N/A
Risk-free interest rate	2.3%	N/A
Expected option life in years	5.0	N/A

There were no option grants made during the three-month period ended June 30, 2002.

	For the six-months ended,

	June 30, 2003	June 30, 2002

Weighted average fair value of options granted	$4.06	N/A
Dividend yield	1.4%	N/A
Expected volatility	17.3%	N/A
Risk-free interest rate	2.5%	N/A
Expected option life in years	5.0	N/A

There were no option grants made during the six-month period ended June 30, 2002.

PART I – FINANCIAL INFORMATION

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

Plumas Bancorp (the “Company”) is traded on the OTC Bulletin Board under the ticker symbol “PLBC”. The following discussion and analysis sets forth certain statistical information relating to the Company as of June 30, 2003 and December 31, 2002, for the three months ended June 30, 2003 and June 30, 2002 and for the six months ended June 30, 2003 and June 30, 2002. This discussion should be read in conjunction with the financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q and the financial statements and notes thereto included in Plumas Bancorp’s Annual Report filed on Form 10-KSB for the year ended December 31, 2002. Certain matters discussed in this Quarterly Report are forward-looking statements that are subject to risks and uncertainties that could cause actual results to differ materially from those projected in the forward-looking statements. Such risks and uncertainties include, among others, (1) significant increases in competitive pressures in the financial services industry; (2) changes in the interest rate environment resulting in reduced margins; (3) general economic conditions, either nationally or regionally, are less favorable than expected, resulting in, among other things, a deterioration in credit quality; (4) changes in regulatory environment; (5) loss of key personnel; (6) fluctuations in the real estate market; (7) changes in business conditions and inflation; (8) operational risks including data processing systems failures or fraud; and (9) changes in securities markets. Such risks and uncertainties include, but are not limited to, those described in “MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS”. Therefore, the information set forth herein should be carefully considered when evaluating the business prospects of Plumas Bancorp.

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

OVERVIEW

The Company’s net income increased $97,000, or 6.8%, to $1,516,000 for the six months ended June 30, 2003 from $1,419,000 for the same period in 2002. The primary contributors to the increase in net income for the first six months of 2003 were a $621 thousand increase in net interest income, a $75 thousand decrease in provision for loan losses and a $215 thousand increase in non-interest income, partially offset by a $745 thousand increase in non-interest expenses and a $69 thousand increase in income tax expense.

Total assets at June 30, 2003 were $325.7 million, virtually unchanged from the $325.5 million at December 31, 2002. Although total assets remained relatively static, the composition of assets changed slightly. The growth in the loan portfolio was generally funded by declines in the investment portfolio. The loan portfolio grew $7.4 million, or 3.6%, to $212.1 million while the investment portfolio declined $7.8 million, or 12.7%, to $53.6 million during this same period. Deposits also remained relatively static during this period with ending balances of $292.5 million at June 30, 2003 versus $293.9 million at December 31, 2002.

The return on average assets was 0.95% for the six months ended June 30, 2003 compared to 1.03% for the same period in 2002. The return on average equity was 12.7% for the six months ended June 30, 2003 compared to 13.6% for the same period in 2002. Although the Company’s earnings increased during the first six months of 2003 when compared to the same period in 2002, the Company’s rapid growth during this same time-frame resulted in declines in the return on average asset and equity ratios. Total average assets for the six months ended June 30, 2003 increased $42.6 million, or 15%, from the same period in 2002. Total average equity for the six months ended June 30, 2003 increased $2.9 million, or 14%, from the same period in 2002.

RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED JUNE 30, 2003

Net interest income before provision for loan losses. Net interest income, on a nontax-equivalent basis, was $7.6 million for the six months ended June 30, 2003, an increase of $621,000, or 9%, from $7.0 million for the same period in 2002. The increase in net interest income was primarily attributed to declines in rates paid on the Company’s deposits combined with volume increases in the Company’s average loan balances, partially offset by declines in the yield on the Company’s interest-earning assets.

Interest income increased $222,000, or 2%, to $9.2 million for the six months ended June 30, 2003, up slightly from $9.0 million for the same period in 2002. The increase in interest income was primarily attributed to volume increases in loans and investment balances largely offset by falling yields on loan and investment balances. The Company’s average loan balances were $212 million for the six months ended June 30, 2003, up $21 million, or 11%, from the $191 million for the same period in 2002. Significantly offsetting the benefits of the increased loan volume was the impact of falling interest rates on the Company’s loan portfolio. The Company’s average loan yield was 7.77% for the six months ended June 30, 2003, down 52 basis points, or 6%, from the 8.29% for the same period in 2002.

Interest expense decreased $399,000, or 19%, to $1.7 million for the six months ended June 30, 2003, down from $2.1 million for the same period in 2002. The decrease in interest expense was primarily attributed to rate decreases on time deposits partially offset by interest expense on the Company’s trust preferred securities issued in September of 2002. The Company’s average rate paid on time deposits was 2.39% for the six months ended June 30, 2003, down 98 basis points, or 29%, from the 3.37% paid for the same period in 2002.

The net interest margin for the six months ended June 30, 2003 decreased 28 basis points, or 5%, to 5.40%, down from 5.68% for the same period in 2002. Similar to most of the banking industry, the Company’s net interest margin continues to be challenged by the impact of the numerous decreases to the Federal funds rate which have occurred over the past 30 months. The most recent Federal funds rate cut occurred in June 2003 and amounted to 25 basis points. This latest rate cut resulted in the Federal funds target rate hitting the historic low rate of 1%. Maintaining the spread between loan yields and the effective rates paid on deposits has become increasingly difficult as deposit rates may be near the bottom of consumer tolerance and customers may seek higher yielding alternatives outside the Bank.

The following table presents for the six-month periods indicated the distribution of consolidated average assets, liabilities and shareholders’ equity. It also presents the amounts of interest income from interest-earning assets and the resultant yields expressed in both dollars and yield percentages, as well as, the amounts of interest expense on interest-bearing liabilities and the resultant cost expressed in both dollars and rate percentages. Nonaccrual loans are included in the calculation of average loans while nonaccrued interest thereon is excluded from the computation of yields earned:

	For the Six Months Ended June 30, 2003			For the Six Months Ended June 30, 2002

	Average Balance	Interest	Yield/	Average Balance	Interest	Yield/
	(in thousands)	(in thousands)	Rate	(in thousands)	(in thousands)	Rate

Interest-earning assets:
Loans(1)(2)	$212,590	$8,187	7.77%	$191,385	$7,872	8.29%
Investment securities(1)	61,867	1,004	3.27%	43,291	1,047	4.88%
Federal funds sold	9,344	54	1.17%	12,778	104	1.64%

Total earning assets	283,801	9,245	6.57%	247,454	9,023	7.35%
Cash and demand deposits with banks	19,655			15,278
Other assets	17,072			15,212

Total assets	$320,528			$277,944

Interest-bearing liabilities:
NOW deposits	$33,510	48	0.29%	$31,742	57	0.36%
Money market deposits	57,402	289	1.02%	48,255	365	1.53%
Savings deposits	45,302	191	0.85%	36,675	206	1.13%
Time deposits	82,242	974	2.39%	85,065	1,420	3.37%
Other borrowings(3)	6,184	149	4.86%	72	2	5.60%

Total interest-bearing liabilities	224,640	1,651	1.48%	201,809	2,050	2.05%

Non-interest bearing deposits	69,544			52,866
Other liabilities	2,329			2,168
Shareholders’ equity	24,015			21,101

Total liabilities & equity	$320,528			$277,944
Cost of funding interest-earning assets(4)			1.17%			1.67%
Net interest income and margin		$7,594	5.40%		$6,973	5.68%

(1)	Not computed on a tax-equivalent basis.

(2)	Loan fees included in loan interest income for the six-month periods ended June 30, 2003 and 2002 amounted to $360 and $386, respectively.

(3)	For the purpose of this schedule the interest expense related to the Company’s junior subordinated debentures is included in other borrowings. These debentures were issued in September 2002.

(4)	Total interest expense divided by the average balance of total earning assets

The following table sets forth changes in interest income and interest expense, for the six-month periods indicated and the amount of change attributable to variances in volume, rates and the combination of volume and rates based on the relative changes of volume and rates:

	2003 over 2002 change in net interest income

		(in thousands)
	Volume (1)	Rate (2)	Mix (3)	Total

Interest-earning assets:
Loans	$873	$(502)	$(56)	$315
Investment securities	449	(344)	(148)	(43)
Federal funds sold	(28)	(30)	8	(50)

Total interest income	1,294	(876)	(196)	222

Interest-bearing liabilities:
NOW deposits	4	(12)	(1)	(9)
Money market deposits	69	(122)	(23)	(76)
Savings deposits	48	(51)	(12)	(15)
Time deposits	(47)	(413)	14	(446)
Other borrowings	170	—	(23)	147

Total interest expense	244	(598)	(45)	(399)

Net interest income	$1,050	$(278)	$(151)	$621

(1)	The volume change in net interest income represents the change in average balance divided by the 2002 rate.

(2)	The rate change in net interest income represents the change in rate divided by the 2002 average balance.

(3)	The mix change in net interest income represents the change in average balance multiplied by the change in rate.

Provision for loan losses. The Company recorded $450,000 in provision for loan losses for the six months ended June 30, 2003, down $75,000, or 14%, from the $525,000 provision for the same period in 2002. The Company assesses its loan quality monthly to maintain an adequate allowance for loan losses. Based on information currently available, management believes that the allowance for loan losses is adequate to absorb potential risks in the portfolio. However, no assurance can be given that the Company may not sustain charge-offs which are in excess of the allowance in any given period. The Company’s loan portfolio composition and non-performing assets are further discussed under the financial condition section below.

Non-interest income. During the six months ended June 30, 2003, total non-interest income increased $215,000, or 15%, to $1.7 million, up from $1.5 million for the comparable period in 2002. The increase in non-interest income is primarily due to increases in the number of fee generating accounts, the restructuring of the Bank’s service charge fee schedule during the first quarter of 2002, gains on the sale of investment securities, income from mortgage loan activity and gains on the sale of mortgage loans.

Non-interest expenses. Non-interest expenses consist of salaries and related employee benefits, occupancy and equipment expenses, professional fees, business development expenses, telephone expense, stationery and supplies expense, armored car and courier expense, advertising and promotion expense, loan expenses, directors’ fees, and other operating expenses. For the six months ended June 30, 2003, non-interest expense increased $745,000, or 13%, to $6.3 million, up from $5.6 million for the comparable period in 2002.

Salaries and employee benefits increased $456,000, or 15%, over the same six-month period last year. This increase was due primarily to the continued expansion of the Company’s centralized lending function, staffing additions to manage the overall growth and expansion of the Company and increased employee benefit costs related to health-care and life insurance.

Occupancy and equipment increased $284,000, or 35%, over the same six-month period last year. This increase was due primarily to additional depreciation and operating costs associated with new network security and monitoring systems, upgrades to the network’s operating system, enhancements to the item processing system, installation of a new automated teller platform system, the Company’s new centralized lending facility, remodeling costs associated with the Company’s administrative building and leasing cost on the Tahoe City branch that is scheduled to be opened in later part of 2003.

The following table describes the components of non-interest expense for the six-month periods ending June 30, 2003 and 2002.

	Unaudited
	For the Six Months
	Ended June 30

	2003	2002

Salaries and employee benefits	$3,495	$3,039
Occupancy and equipment	1,105	821
Professional fees	285	336
Business development	201	186
Armored car and courier	165	156
Telephone	158	172
Loan expenses	144	110
Stationery and supplies	136	173
Advertising and promotion	133	132
Postage	128	108
Director compensation	126	106
Other expense	246	238

Total non-interest expense	$6,322	$5,577

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JUNE 30, 2003

Net interest income before provision for loan losses. Net interest income, on a nontax-equivalent basis, was $3.9 million for the three months ended June 30, 2003, an increase of $316,000, or 9%, from $3.6 million for the same period in 2002. The increase in net interest income was primarily attributed to declines in rates paid on the Company’s deposits combined with volume increases in the Company’s average loan and investment balances, partially offset by declines in the yield on the Company’s interest-earning assets.

Interest income increased $121,000 or 3%, to $4.7 million for the three months ended June 30, 2003, up slightly from $4.6 million for the same period in 2002. The increase in interest income was primarily attributed to volume increases in loans and investment balances largely offset by falling yields on loan and investment balances. The Company’s average loan balances were $216 million for the three months ended June 30, 2003, up $20 million, or 10%, from the $196 million for the same period in 2002. Significantly offsetting the benefits of the increased loan volume was the impact of falling interest rates on the Company’s loan portfolio. The Company’s average loan yield was 7.81% for the three months ended June 30, 2003, down 36 basis points, or 4%, from the 8.17% for the same period in 2002.

Interest expense decreased $195,000, or 20%, to $785,000 for the three months ended June 30, 2003, down from $980,000 for the same period in 2002. The decrease in interest expense was primarily attributed to rate decreases for time deposits partially offset by interest expense on the Company’s trust preferred securities issued in September of 2002. The Company’s average rate paid on time deposits was 2.28% for the three months ended June 30, 2003, down 86 basis points, or 27%, from the 3.14% paid for the same period in 2002.

The net interest margin for the three months ended June 30, 2003 decreased 21 basis points, or 4%, to 5.55%, down from 5.76% for the same period in 2002.

The following table presents for the three-month periods indicated the distribution of consolidated average assets, liabilities and shareholders’ equity. It also presents the amounts of interest income from interest-earning assets and the resultant yields expressed in both dollars and yield percentages, as well as, the amounts of interest expense on interest-bearing liabilities and the resultant cost expressed in both dollars and rate percentages. Nonaccrual loans are included in the calculation of average loans while nonaccrued interest thereon is excluded from the computation of yields earned:

	For the Three Months Ended June 30, 2003			For the Three Months Ended June 30, 2002

	Average Balance	Interest	Yield/	Average Balance	Interest	Yield/
	(in thousands)	(in thousands)	Rate	(in thousands)	(in thousands)	Rate

Interest-earning assets:
Loans (1) (2)	$216,312	$4,210	7.81%	$196,398	$3,998	8.17%
Investment securities (1)	59,058	462	3.14%	42,714	529	4.97%
Federal funds sold	7,061	22	1.25%	11,253	46	1.64%

Total earning assets	282,431	4,694	6.67%	250,365	4,573	7.33%
Cash and demand deposits with banks	20,129			13,727
Other assets	16,358			16,252

Total assets	$318,918			$280,344

Interest-bearing liabilities:
NOW deposits	$33,620	24	0.29%	$31,806	27	0.34%
Money market deposits	55,346	130	0.94%	49,031	186	1.52%
Savings deposits	45,363	93	0.82%	37,146	105	1.13%
Time deposits	81,845	466	2.28%	84,221	660	3.14%
Other borrowings (3)	6,000	72	4.81%	76	2	10.56%

Total interest-bearing liabilities	222,174	785	1.42%	202,280	980	1.94%

Non-interest bearing deposits	70,062			54,971
Other liabilities	2,420			2,094
Shareholders’ equity	24,262			20,999

Total liabilities & equity	$318,918			$280,344

Cost of funding interest-earning assets (4)			1.11%			1.57%
Net interest income and margin		$3,909	5.55%		$3,593	5.76%

(1)	Not computed on a tax-equivalent basis.

(2)	Loan fees included in loan interest income for the three-month periods ended June 30, 2003 and 2002 amounted to $207 and $174, respectively.

(3)	For the purpose of this schedule the interest expense related to the Company’s junior subordinated debentures is included in other borrowings. These debentures were issued in September 2002.

(4)	Total interest expense divided by the average balance of total earning assets

The following table sets forth changes in interest income and interest expense, for the three-month periods indicated and the amount of change attributable to variances in volume, rates and the combination of volume and rates based on the relative changes of volume and rates:

	2003 over 2002 change in net interest income

		(in thousands)
	Volume (1)	Rate (2)	Mix (3)	Total

Interest-earning assets:
Loans	$405	$(175)	$(18)	$212
Investment securities	202	(195)	(74)	(67)
Federal funds sold	(17)	(11)	4	(24)

Total interest income	590	(381)	(88)	121

Interest-bearing liabilities:
NOW deposits	2	(5)	—	(3)
Money market deposits	24	(71)	(9)	(56)
Savings deposits	23	(29)	(6)	(12)
Time deposits	(19)	(180)	5	(194)
Other borrowings	156	(1)	(85)	70

Total interest expense	186	(286)	(95)	(195)

Net interest income	$404	$(95)	$7	$316

(1)	The volume change in net interest income represents the change in average balance divided by the 2002 rate.

(2)	The rate change in net interest income represents the change in rate divided by the 2002 average balance.

(3)	The mix change in net interest income represents the change in average balance multiplied by the change in rate.

Provision for loan losses. The Company recorded $225,000 in provision for loan losses for the three months ended June 30, 2003, down $75,000, or 25%, from the $300,000 provision for the same period in 2002. The Company assesses its loan quality monthly to maintain an adequate allowance for loan losses. Based on information currently available, management believes that the allowance for loan losses is adequate to absorb potential risks in the portfolio. However, no assurance can be given that the Company may not sustain charge-offs which are in excess of the allowance in any given period. The Company’s loan portfolio composition and non-performing assets are further discussed under the financial condition section below.

Non-interest income. During the three months ended June 30, 2003, total non-interest income increased $142,000, or 19%, to $876,000, up from $734,000 for the comparable period in 2002. The increase in non-interest income is primarily due to gains on the sale of investment securities, income from mortgage loan activity, alternative investment fee income and dividend income on Federal Home Loan Bank Stock holdings.

Non-interest expenses. Non-interest expenses consist of salaries and related employee benefits, occupancy and equipment expenses, professional fees, business development expenses, telephone expense, stationery and supplies expense, armored car and courier expense, advertising and promotion expense, loan expenses, directors’ fees, and other operating expenses. For the three months ended June 30, 2003, non-interest expense increased $405,000, or 14%, to $3.2 million, up from $2.8 million for the comparable period in 2002.

Salaries and employee benefits increased $246,000, or 17%, over the same three-month period last year. This increase was due primarily to the expansion of the Company’s centralized lending function, staffing additions to manage the overall growth and expansion of the Company and increased employee benefit costs related to health-care and life insurance.

Occupancy and equipment increased $168,000, or 40%, over the same three-month period last year. This increase was due primarily to additional depreciation and operating costs associated with new network security and monitoring systems, upgrades to the network’s operating system, enhancements to the item processing system, the Company’s new centralized lending facility, remodeling costs associated with the administrative building and leasing cost on the soon-to-be opened branch in Tahoe City.

The following table describes the components of non-interest expense for the three-month periods ending June 30, 2003 and 2002.

	Unaudited
	For the Three Months
	Ended June 30

	2003	2002
Salaries and employee benefits	$1,724	$1,478
Occupancy and equipment	588	420
Professional fees	145	187
Business development	119	110
Advertising and promotion	89	87
Armored car and courier	86	80
Loan expenses	84	63
Stationery and supplies	75	87
Telephone	68	97
Director compensation	63	57
Postage	62	49
Other expense	134	117

Total non-interest expense	$3,237	$2,832

FINANCIAL CONDITION

Loan portfolio composition. The Company continues to manage the mix of its loan portfolio consistent with its identity as a community bank serving the financing needs of all sectors of the area it serves. Although the Company offers a broad array of financing options, it continues to concentrate its focus on small to medium sized commercial businesses. These commercial loans offer diversification as to industries and types of businesses, thus limiting material exposure in any industry concentrations. The Company offers both fixed and floating rate loans and obtains collateral in the form of real property, business assets and deposit accounts, but looks to business and personal cash flows as its primary source of repayment. As of June 30, 2003, agricultural loans grew to 13.5% of the loan portfolio versus 12.3% at December 31, 2002. Real estate loans increased slightly to 40.1% of the loan portfolio versus 39.1% at December 31, 2002. Commercial loans decreased slightly to 24.5% of the portfolio as of June 30, 2003 as compared to 25.3% at December 31, 2002. Consumer loans also decreased to 21.9% of the loan portfolio at June 30, 2003 compared to 23.3% at December 31, 2002.

Nonperforming assets. Nonperforming loans increased $148,000, or 9%, to $1,859,000 as of June 30, 2003 as compared to $1,711,000 as of December 31, 2002. However as a result of the overall increase in loan balances, nonperforming loans as a percent of total loans remained unchanged at 0.86% as of both June 30, 2003 and December 31, 2002. Nonperforming assets as a percent of total assets were 0.61% as of June 30, 2003 up slightly from 0.59% at December 31, 2002. The slight increase in this ratio was the result of nonperforming loan balances increasing while assets in total remained relatively static. Slightly offsetting the increase in nonperforming loan balances was the sale of two of the Company’s other real estate property holdings with total book balances of $125,000 during 2003.

Analysis of allowance for loan losses. Net charge-offs during the six months ended June 30, 2003 totaled $280,000, or 0.13% of total loans, compared to $193,000, or 0.10% of total loans, for the comparable period in 2002. The allowance for loan losses stood at 1.23% of total loans as of June 30, 2003, versus 1.19% of total loans as of December 31, 2002. Based on an evaluation of the credit quality of the loan portfolio and delinquency trends and charge-offs, management believes the allowance for loan losses to be adequate.

The following table provides certain information for the six-month periods indicated with respect to the Company’s allowance for loan losses as well as charge-off and recovery activity.

	2003	2002

Balance at January 1,	$2,471	$2,153

Charge-offs:
Commercial and agricultural	74	127
Real estate mortgage	26	—
Real estate construction	—	—
Consumer	282	103

Total charge-offs	382	230

Recoveries:
Commercial and agricultural	14	4
Real estate mortgage	—	—
Real estate construction	—	—
Consumer	88	33

Total recoveries	102	37

Net charge-offs	280	193

Provision for loan losses	450	525

Balance at June 30,	$2,641	$2,486

Net charge-offs during the six-month period to average loans	0.13%	0.10%
Allowance for loan losses to total Loans	1.23%	1.23%

Investment securities and Federal funds sold. Total investment securities and Federal funds sold decreased $9.0 million, or 12%, to $67.7 million as of June 30, 2003, down from $76.7 million at December 31, 2002. Proceeds from maturing direct obligations of U.S. agencies and corporate bonds, along with the proceeds from the sale of short-term direct obligations of U.S. agencies were used to fund the Company’s continued loan growth.

The Company’s investment in U.S. Treasury securities and direct obligations of U.S. agencies decreased slightly to 83.3% of the investment portfolio at June 30, 2003, versus 87.3% at December 31, 2002. The Company’s investment in corporate bonds rose to 10.6% of the investment portfolio at June 30, 2003, versus 7.3% at December 31, 2002. The remainder of the Company’s investment portfolio consists of municipal obligations.

Deposits. Total deposits were $292.5 million as of June 30, 2003, a decrease of $1.4 million, or less than 1%, from the December 31, 2002 balance of $293.9 million. The Company continues to manage the mix of its deposits consistent with its identity as a community bank serving the financial needs of its customers. Non-interest bearing demand deposits and interest checking deposits remained unchanged at 36.7% of total deposits as of June 30, 2003 and December 31, 2002. Money market and savings deposits increased slightly to 35.5% of total deposits as of June 30, 2003 compared to 35.1% as of December 31, 2002. Time deposits decreased slightly to 27.8% of total deposits as of June 30, 2003, versus 28.2% as of December 31, 2002.

CAPITAL RESOURCES

Shareholders’ equity as of June 30, 2003 increased $1.4 million, or 6%, to $24.7 million from $23.3 million as of December 31, 2002. This increase was primarily due to the retention of current period earnings partially offset by a $387 thousand semi-annual cash dividend payment in the second quarter of 2003.

The Bank is subject to certain regulatory capital requirements administered by the Federal Deposit Insurance Corporation (FDIC). Failure to meet these minimum capital requirements can initiate certain mandatory, and possibly additional discretionary, actions by regulators that, if undertaken, could have a direct material effect on the Bank’s financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank’s assets, liabilities and certain off-balance-sheet items as calculated under regulatory accounting practices. The Bank’s capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings and other factors.

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios of total and Tier 1 capital to risk-weighted assets and of Tier 1 capital to average assets. Each of these components is defined in the regulations. Management believes that the Bank met all its capital adequacy requirements as of June 30, 2003.

	Plumas Bancorp

	Actual		Minimum
			Capital
	Capital	Ratio	Requirement

Leverage	$29,510	9.3%	4.0%
Tier 1 Risk-Based	29,510	11.7%	4.0%
Total Risk-Based	32,152	12.7%	8.0%

	Plumas Bancorp

	Actual		Minimum
			Capital
	Capital	Ratio	Requirement

Leverage	$26,017	8.2%	4.0%
Tier 1 Risk-Based	26,017	10.3%	4.0%
Total Risk-Based	28,658	11.3%	8.0%

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

Customer deposits are the Company’s primary source of funds. Those funds are held in various forms with varying maturities. The Company does not accept brokered deposits. During the first six months of 2003, deposits declined $1.4 million, or less than 1%, from the December 31, 2002 balance of $293.9 million. Loan growth during the first half of 2003 was funded through reductions in investment securities and Federal funds sold rather than increases in deposit balances. The Company has historically experienced a seasonal trend in regards to deposits; whereas the majority of the Company’s annual deposit growth occurs in the summer and fall months.

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

In management’s opinion there has not been a material change in the Company’s market risk profile for the six months ended June 30, 2003 compared to December 31, 2002 as discussed in the Company’s 2002 annual report and form 10-KSB.

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

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The voting results of the registrant’s annual meeting of the shareholders held on May 21, 2003 are as follows:

Proposal: Election of Directors

On the proposal to elect Directors of Plumas Bancorp, Management’s nominees were elected as Directors of Plumas Bancorp for the period corresponding to the class designated and until their successors are duly elected and qualified. The voting results were as follows:

		Votes Withheld or
Nominee	Votes For Nominee	Against Nominee	Abstentions	Broker Non-Votes

Alvin G. Blickenstaff	2,719,028	748	493,882	0
Jerry V. Kehr	2,715,701	4,075	493,882	0
William E. Elliott	2,719,028	748	493,882	0
Gerald W. Fletcher	2,719,028	748	493,882	0
Arthur C. Grohs	2,719,028	748	493,882	0
Christine McArthur	2,710,984	8,792	493,882	0
Terrance J. Reeson	2,719,028	748	493,882	0
Walter Sphar	2,715,701	4,075	493,882	0
Thomas Watson	2,719,028	748	493,882	0
Daniel E. West	2,719,028	748	493,882	0

ITEM 5. OTHER INFORMATION

     None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

The following documents are included or incorporated by reference in this Quarterly Report on Form 10Q:

3.1	Articles of Incorporation as amended of Registrant included as exhibit 3.1 to the Registrant’s Form S-4, File No. 333-84534, which is incorporated by reference herein.

3.2	Bylaws of Registrant included as exhibit 3.2 to the Registrant’s Form S-4, File No. 333-84534, which is incorporated by reference herein.

4	Specimen form of certificate for Plumas Bancorp included as exhibit 4 to the Registrant’s Form S-4, File No. 333-84534, which is incorporated by reference herein.

10.1	Employment Agreement of William E. Elliott dated May 16, 2001, is included as Exhibit 10.1 to the Registrant’s 10-QSB for June 30, 2002, which is incorporated by this reference herein.

10.2	Incentive Stock Option Agreement as amended of William E. Elliott dated November 18, 1998, is included as Exhibit 10.2 to the Registrant’s 10-QSB for June 30, 2002, which is incorporated by this reference herein.

10.3	Executive Salary Continuation Agreement as amended of William E. Elliott dated October 13, 1993, is included as Exhibit 10.3 to the Registrant’s 10-QSB for June 30, 2002, which is incorporated by this reference herein.

10.4	Split Dollar Agreements of William E. Elliott dated January 23, 2002, is included as Exhibit 10.4 to the Registrant’s 10-QSB for June 30, 2002, which is incorporated by this reference herein.

10.5	Incentive Stock Option Agreement as amended of Douglas N. Biddle dated November 18, 1998, is included as Exhibit 10.5 to the Registrant’s 10-QSB for June 30, 2002, which is incorporated by this reference herein.

10.6	Executive Salary Continuation Agreement as amended of Douglas N. Biddle dated June 2, 1994, is included as Exhibit 10.6 to the Registrant’s 10-QSB for June 30, 2002, which is incorporated by this reference herein.

10.7	Split Dollar Agreements of Douglas N. Biddle dated January 24, 2002, is included as Exhibit 10.7 to the Registrant’s 10-QSB for June 30, 2002, which is incorporated by this reference herein.

10.8	Incentive Stock Option Agreement as amended of Dennis C. Irvine dated November 18, 1998, is included as Exhibit 10.8 to the Registrant’s 10-QSB for June 30, 2002, which is incorporated by this reference herein.

10.9	Executive Salary Continuation Agreement as amended of Dennis C. Irvine dated June 2, 1994, is included as Exhibit 10.9 to the Registrant’s 10-QSB for June 30, 2002, which is incorporated by this reference herein.

10.10	Split Dollar Agreements of Dennis C. Irvine dated January 24, 2002, is included as Exhibit 10.10 to the Registrant’s 10-QSB for June 30, 2002, which is incorporated by this reference herein.

10.11	Incentive Stock Option Agreement as amended of Robert T. Herr dated July 19, 2000, is included as Exhibit 10.11 to the Registrant’s 10-QSB for June 30, 2002, which is incorporated by this reference herein.

10.12	Non-Qualified Stock Option Agreement as amended of Jerry V. Kehr dated November 18, 1998, is included as Exhibit 10.12 to the Registrant’s 10-QSB for June 30, 2002, which is incorporated by this reference herein.

10.13	Deferred Fee Agreement as amended of Jerry V. Kehr dated August 19, 1998, is included as Exhibit 10.13 to the Registrant’s 10-QSB for June 30, 2002, which is incorporated by this reference herein.

10.14	Amended and Restated Director Retirement Agreement of Jerry V. Kehr dated April 28, 2000, is included as Exhibit 10.14 to the Registrant’s 10-QSB for June 30, 2002, which is incorporated by this reference herein.

10.15	Consulting Agreement of Jerry V. Kehr dated May 10, 2000, is included as Exhibit 10.15 to the Registrant’s 10-QSB for June 30, 2002, which is incorporated by this reference herein.

10.16	Non-Qualified Stock Option Agreement as amended of Daniel E. West dated November 19, 1997, is included as Exhibit 10.16 to the Registrant’s 10-QSB for June 30, 2002, which is incorporated by this reference herein.

10.17	Non-Qualified Stock Option Agreement as amended of Daniel E. West dated November 18, 1998, is included as Exhibit 10.17 to the Registrant’s 10-QSB for June 30, 2002, which is incorporated by this reference herein.

10.18	Amended and Restated Director Retirement Agreement of Daniel E. West dated May 10, 2000, is included as Exhibit 10.18 to the Registrant’s 10-QSB for June 30, 2002, which is incorporated by this reference herein.

10.19	Consulting Agreement of Daniel E. West dated May 10, 2000, is included as Exhibit 10.19 to the Registrant’s 10-QSB for June 30, 2002, which is incorporated by this reference herein.

10.20	Non-Qualified Stock Option Agreement as amended of Alvin G. Blickenstaff dated November 18, 1998, is included as Exhibit 10.20 to the Registrant’s 10-QSB for June 30, 2002, which is incorporated by this reference herein.

10.21	Amended and Restated Director Retirement Agreement of Alvin G. Blickenstaff dated April 19, 2000, is included as Exhibit 10.21 to the Registrant’s 10-QSB for June 30, 2002, which is incorporated by this reference herein.

10.22	Consulting Agreement of Alvin G. Blickenstaff dated May 8, 2000, is included as Exhibit 10.22 to the Registrant’s 10-QSB for June 30, 2002, which is incorporated by this reference herein.

10.23	Non-Qualified Stock Option Agreement as amended of Gerald W. Fletcher dated November 18, 1998, is included as Exhibit 10.23 to the Registrant’s 10-QSB for June 30, 2002, which is incorporated by this reference herein.

10.24	Amended and Restated Director Retirement Agreement of Gerald W. Fletcher dated May 10, 2000, is included as Exhibit 10.24 to the Registrant’s 10-QSB for June 30, 2002, which is incorporated by this reference herein.

10.25	Consulting Agreement of Gerald W. Fletcher dated May 10, 2000, is included as Exhibit 10.25 to the Registrant’s 10-QSB for June 30, 2002, which is incorporated by this reference herein.

10.26	Non-Qualified Stock Option Agreement as amended of Arthur C. Grohs dated November 18, 1998, is included as Exhibit 10.26 to the Registrant’s 10-QSB for June 30, 2002, which is incorporated by this reference herein.

10.27	Amended and Restated Director Retirement Agreement of Arthur C. Grohs dated May 9, 2000, is included as Exhibit 10.27 to the Registrant’s 10-QSB for June 30, 2002, which is incorporated by this reference herein.

10.28	Consulting Agreement of Arthur C. Grohs dated May 9, 2000, is included as Exhibit 10.28 to the Registrant’s 10-QSB for June 30, 2002, which is incorporated by this reference herein.

10.29	Non-Qualified Stock Option Agreement as amended of Christine McArthur dated August 16, 2000, is included as Exhibit 10.29 to the Registrant’s 10-QSB for June 30, 2002, which is incorporated by this reference herein.

10.30	Amended and Restated Director Retirement Agreement of Christine McArthur dated May 12, 2000, is included as Exhibit 10.30 to the Registrant’s 10-QSB for June 30, 2002, which is incorporated by this reference herein.

10.31	Consulting Agreement of Christine McArthur dated May 12, 2000, is included as Exhibit 10.31 to the Registrant’s 10-QSB for June 30, 2002, which is incorporated by this reference herein.

10.32	Non-Qualified Stock Option Agreement as amended of Terrance J. Reeson dated November 18, 1998, is included as Exhibit 10.32 to the Registrant’s 10-QSB for June 30, 2002, which is incorporated by this reference herein.

10.33	Amended and Restated Director Retirement Agreement of Terrance J. Reeson dated April 19, 2000, is included as Exhibit 10.33 to the Registrant’s 10-QSB for June 30, 2002, which is incorporated by this reference herein.

10.34	Consulting Agreement of Terrance J. Reeson dated May 10, 2000, is included as Exhibit 10.34 to the Registrant’s 10-QSB for June 30, 2002, which is incorporated by this reference herein.

10.35	Non-Qualified Stock Option Agreement as amended of Walter Sphar dated November 18, 1998, is included as Exhibit 10.35 to the Registrant’s 10-QSB for June 30, 2002, which is incorporated by this reference herein.

10.36	Amended and Restated Director Retirement Agreement of Walter Sphar dated April 20, 2000, is included as Exhibit 10.36 to the Registrant’s 10-QSB for June 30, 2002, which is incorporated by this reference herein.

10.37	Consulting Agreement of Walter Sphar dated May 9, 2000, is included as Exhibit 10.37 to the Registrant’s 10-QSB for June 30, 2002, which is incorporated by this reference herein.

10.38	Non-Qualified Stock Option Agreement as amended of Thomas Watson dated November 21, 2001, is included as Exhibit 10.38 to the Registrant’s 10-QSB for June 30, 2002, which is incorporated by this reference herein.

10.39	Deferred Fee Agreement of Thomas Watson dated March 3, 2001, is included as Exhibit 10.39 to the Registrant’s 10-QSB for June 30, 2002, which is incorporated by this reference herein.

10.40	Form of Indemnification Agreement, is included as Exhibit 10.41 to the Registrant’s 10-QSB for June 30, 2002, which is incorporated by this reference herein.

10.41	2001 Stock Option Plan as amended is included as exhibit 99.1 of the Form S-8 filed July 23, 2002, File No. 333-96957

10.42	1991 Stock Option Plan as amended is included as exhibit 99.1 of the Form S-8 filed August 19, 2002, File No. 333-98319

10.43	Plumas Bank 401(k) Profit Sharing Plan as amended is included as exhibit 99.1 of the Form S-8 filed February 14, 2003, File No. 333-103229

10.44	Executive Salary Continuation Agreement of Robert T. Herr dated June 4, 2002, is included as Exhibit 10.44 to the Registrant’s 10-Q for March 31, 2003, which is incorporated by this reference herein.

10.45	Branch Purchase and Assumption Agreement dated April 25, 2003, is included as Exhibit 10.45 to the Registrant’s 10-Q for March 31, 2003, which is incorporated by this reference herein.

10.46	Incentive Stock Option Agreement of William E. Elliott dated December 18, 2002.

10.47	Incentive Stock Option Agreement of Douglas N. Biddle dated December 18, 2002.

10.48	Incentive Stock Option Agreement of Dennis C. Irvine dated December 18, 2002.

10.49	Incentive Stock Option Agreement of Robert T. Herr dated December 18, 2002.

10.50	Non-Qualified Stock Option Agreement of Jerry V. Kehr dated December 18, 2002.

10.51	Non-Qualified Stock Option Agreement of Daniel E. West dated December 18, 2002.

10.52	Non-Qualified Stock Option Agreement of Alvin G. Blickenstaff dated December 18, 2002.

10.53	Non-Qualified Stock Option Agreement of Gerald W. Fletcher dated December 18, 2002.

10.54	Non-Qualified Stock Option Agreement of Arthur C. Grohs dated December 18, 2002.

10.55	Non-Qualified Stock Option Agreement of Christine McArthur dated December 18, 2002.

10.56	Non-Qualified Stock Option Agreement of Terrance J. Reeson dated December 18, 2002.

10.57	Non-Qualified Stock Option Agreement of Walter Sphar dated December 18, 2002.

10.58	Non-Qualified Stock Option Agreement of Thomas Watson dated December 18, 2002.

10.59	Director Retirement Agreement of Thomas Watson dated May 1, 2003.

10.60	Consulting Agreement of Thomas Watson dated May 1, 2003.

11	Computation of per share earnings appears in the attached 10-Q under Plumas Bancorp Notes to Consolidated Financial Statements as Footnote 5 – Earnings Per Share Computation.

31.1	Rule 13a-14(a) [Section 302] Certification of Principal Accounting Officer dated August 8, 2003.

31.2	Rule 13a-14(a) [Section 302] Certification of Principal Financial Officer dated August 8, 2003.

31.3	Rule 13a-14(a) [Section 302] Certification of Principal Executive Officer dated August 8, 2003.

32.1	Certification of Principal Accounting Officer pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 dated August 8, 2003.

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 dated August 8, 2003.

32.3	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 dated August 8, 2003.

(b)  Reports on Form 8-K

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

On July 16, 2003, the Company filed a Current Report on Form 8-K. The Current Report included as an exhibit, the press release dated July 16, 2003, filed by the Company containing unaudited financial information and second quarter earnings.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PLUMAS BANCORP
(Registrant)

Date: August 8, 2003

/s/ William E. Elliott

William E. Elliott President/Chief Executive Officer

/s/ Douglas N. Biddle

Douglas N. Biddle Executive Vice President Chief Financial Officer

/s/ Andrew J. Ryback

Andrew J. Ryback Senior Vice President Controller