Form 10-Q
period 2003-09-30
PLUMAS BANCORP
filed 2003-11-12
CIK 1168455

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED September 30, 2003

☐	TRANSITION REPORT UNDER SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE TRANSITION PERIOD FROM ____________ TO ______________

COMMISSION FILE NUMBER: 000-49883

PLUMAS BANCORP

(Exact Name of Registrant as Specified in Its Charter)

California	75-2987096
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

35 S. Lindan Avenue, Quincy, California	95971
(Address of Principal Executive Offices)	(Zip Code)

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

Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of November 10, 2003; 3,238,507 shares

PART I – FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENT

PLUMAS BANCORP
CONSOLIDATED BALANCE SHEET
(In thousands, except share data)

	Unaudited	Audited
	September 30,	December 31,
	2003	2002

Assets
Cash and due from banks	$22,771	$22,665
Federal funds sold	18,535	15,265
Loans held for sale	111	1,472
Investment securities (market value of $67,909 at September 30, 2003 and $61,807 at December 31, 2002)	67,655	61,436
Loans less allowance for loan losses of $2,642 at September 30, 2003 and $2,471 at December 31, 2002 (Notes 3 and 4)	212,006	204,649
Bank premises and equipment, net	9,127	9,323
Intangible assets, net	590	690
Accrued interest receivable and other assets	12,335	9,964

Total assets	$343,130	$325,464

Liabilities and Shareholders’ Equity
Deposits:
Non-interest bearing	$85,032	$73,552
Interest bearing	224,369	220,387

Total deposits	309,401	293,939
Accrued interest payable and other liabilities	2,545	2,237
Mandatorily redeemable cumulative trust preferred securities of subsidiary grantor trust	6,000	6,000

Total liabilities	317,946	302,176

Commitments and contingencies (Note 4)	—	—
Shareholders’ equity (Notes 5 and 8):
Preferred stock, no par value; 10,000,000 shares authorized, no shares issued or outstanding	—	—
Common stock, no par value; 15,000,000 shares authorized; issued and outstanding – 3,238,407 shares at September 30, 2003 and 3,209,396 shares at December 31, 2002	3,906	3,743
Retained earnings	21,046	19,135
Accumulated other comprehensive income (Note 6)	232	410

Total shareholders’ equity	25,184	23,288

Total liabilities and shareholders’ equity	$343,130	$325,464

See notes to consolidated financial statements.

PLUMAS BANCORP
CONSOLIDATED STATEMENT OF INCOME
(In thousands, except per share data)

	Unaudited		Unaudited
	For the Three Months		For the Nine Months
	Ended September 30		Ended September 30

	2003	2002	2003	2002

Interest Income:
Interest and fees on loans	$4,031	$4,144	$12,198	$11,997
Interest on investment securities:
Taxable	423	461	1,360	1,435
Exempt from Federal income taxes	33	35	100	108
Interest on Federal funds sold	39	90	93	194
Interest on loans held for sale	8	7	28	26

Total interest income	4,534	4,737	13,779	13,760

Interest Expense:
Interest on deposits	599	982	2,101	3,031
Other	71	3	220	5

Total interest expense	670	985	2,321	3,036

Net interest income before provision for loan losses	3,864	3,752	11,458	10,724
Provision for Loan Losses	175	200	625	725

Net interest income after provision for loan losses	3,689	3,552	10,833	9,999
Non-Interest Income:
Service charges	507	498	1,483	1,417
Gain on sale of loans, net	7	11	67	36
Gain on sale of available-for-sale investment securities, net	73	—	189	62
Gain on sale of other real estate, net	—	—	20	—
Earnings on cash surrender value of life insurance policies	55	54	164	162
Other income	251	211	649	561

Total non-interest income	893	774	2,572	2,238

Non-Interest Expense:
Salaries and employee benefits	1,887	1,554	5,382	4,593
Occupancy and equipment	591	479	1,696	1,300
Other expense	821	958	2,543	2,674

Total non-interest expense	3,299	2,991	9,621	8,567

Income before income taxes	1,283	1,335	3,784	3,670
Income Tax Expense	501	514	1,486	1,430

Net income	$782	$821	$2,298	$2,240

Basic earnings per share (Notes 5 and 8)	$0.24	$0.26	$0.71	$0.70

Diluted earnings per share (Notes 5 and 8)	$0.24	$0.25	$0.69	$0.69

See notes to consolidated financial statements.

PLUMAS BANCORP
CONSOLIDATED STATEMENT OF CASH FLOWS
(In thousands)

	Unaudited
	For the Nine Months
	Ended September 30
	2003	2002
Cash Flows from Operating Activities:
Net income	$2,298	$2,240
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	625	725
Deferred loan origination fees, net	(169)	(189)
Depreciation, amortization and accretion, net	947	768
Net realized gain on available-for-sale investment securities	(189)	(62)
Amortization of investment security premiums	930	142
Accretion of investment security discounts	(235)	(68)
Net loss on sale of premises and equipment	2	6
Net gain on sale of other real estate	(20)	—
Net decrease in loans held for sale	1,361	190
Increase in cash surrender value of life insurance	(138)	(162)
Net increase in accrued interest receivable and other assets	(346)	(255)
Net decrease in accrued interest payable and other liabilities	308	9
Deferred taxes, net	171	24

Net cash provided by operating activities	5,545	3,368

Cash Flows from Investing Activities:
Proceeds from matured and called available-for-sale investment securities	8,500	16,996
Proceeds from matured and called held-to-maturity investment securities	4,677	5,606
Proceeds from sales of available-for-sale investment securities	17,605	530
Purchases of available-for-sale investment securities	(38,240)	(26,355)
Purchases of held-to-maturity investment securities	(457)	(687)
Proceeds from principal repayments from available-for-sale government-guaranteed mortgage-backed securities	566	585
Proceeds from principal repayments from held-to-maturity government-guaranteed mortgage-backed securities	135	726
Net increase in loans	(7,988)	(22,143)
Proceeds from sale of other real estate	145	—
Purchase of premises and equipment	(652)	(1,760)
Deposits on single premium cash surrender value life insurance policies	(1,695)	(510)

Net cash used in investing activities	(17,404)	(27,012)

Continued on next page.

PLUMAS BANCORP
CONSOLIDATED STATEMENT OF CASH FLOWS
(In thousands)
(Continued)

	Unaudited
	For the Nine Months
	Ended September 30

	2003	2002

Cash Flows from Financing Activities:
Net increase in demand, interest bearing and savings deposits	$17,203	$31,071
Net decrease in time deposits	(1,741)	(3,521)
Proceeds from exercise of stock options	160	88
Proceeds from issuance of mandatorily redeemable cumulative trust preferred securities of subsidiary grantor trust		6,000
Cash dividends paid	(387)	(703)

Net cash provided by financing activities	15,235	32,935

Increase in cash and cash equivalents	3,376	9,291
Cash and Cash Equivalents at Beginning of Year	37,930	30,088

Cash and Cash Equivalents at End of Period	$41,306	$39,379

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:
Interest expense	$2,300	$3,088
Income taxes	$1,452	$1,681
Non-Cash Investing Activities:
Real estate acquired through foreclosure	$175	$46
Net change in unrealized gain on available-for-sale securities	$(178)	$488
Non-Cash Financing Activities:
Common stock retired in connection with the exercise of stock options	$74	$—

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

The Company’s subsidiaries include the Bank and Plumas Statutory Trust I, which was formed solely to facilitate the issuance of trust preferred securities. The Bank operates nine branches in California, including branches in Alturas, Chester, Fall River Mills, Greenville, Portola, Quincy, Susanville, Truckee and Westwood. The Bank’s deposits are insured by the Federal Deposit Insurance Corporation (FDIC) up to applicable legal limits. The Bank’s primary source of revenue is generated from providing loans to customers who are predominately small and middle market businesses and individuals residing in the surrounding areas.

2. CONSOLIDATED FINANCIAL STATEMENTS

In the opinion of management, the unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the Company’s financial position at September 30, 2003 and December 31, 2002, the results of operations for the three months ended September 30, 2003 and 2002 and the results of operations and cash flows for the nine months ended September 30, 2003 and 2002. Certain reclassifications have been made to prior years’ balances to conform to classifications used in 2003.

Certain disclosures normally presented in the notes to the consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted. These interim financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s 2002 Annual Report to Shareholders. The results of operations for the three-month and nine-month periods ended September 30, 2003 and 2002 may not necessarily be indicative of future operating results.

In preparing such financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the balance sheet and revenues and expenses for the periods reported. Actual results could differ significantly from those estimates.

3. LOANS

Outstanding loans are summarized below:

	September 30,	December 31,
	2003	2002

Commercial	$49,762	$52,432
Agricultural	29,048	25,610
Real estate – mortgage	63,747	66,039
Real estate – construction and land development	25,598	15,175
Consumer	46,925	48,465

	215,080	207,721
Deferred loans fees, net	(432)	(601)
Allowance for loan losses	(2,642)	(2,471)

	$212,006	$204,649

4. COMMITMENTS AND CONTINGENCIES

In the normal course of business, there are various outstanding commitments to extend credit which are not reflected in the financial statements, including loan commitments of $52,222,000 and $49,267,000 and letters of credit of $1,947,000 and $509,000 at September 30, 2003 and December 31, 2002, respectively.

Approximately $12,218,000 of the loan commitments outstanding at September 30, 2003 are for real estate construction loans and are expected to fund within the next twelve months. The remaining commitments primarily relate to revolving lines of credit or other commercial loans, and many of these are expected to expire without being drawn upon. Therefore, the total commitments do not necessarily represent future cash requirements. Each loan commitment and the amount and type of collateral obtained, if any, are evaluated on an individual basis. Collateral held varies, but may include real property, bank deposits, debt or equity securities or business assets.

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

On April 30, 2003 the Company announced that it has entered into an agreement with Placer Sierra Bank to purchase five branches from the Auburn, California based bank, subject to regulatory approval. The five branches are in the communities of Quincy, Portola, Loyalton, Truckee and Kings Beach, California. As of September 30, 2003, total deposits at these branches amounted to $52.7 million. It is expected that assets acquired will include premises and equipment of approximately $600 thousand and a core deposit intangible estimated to range between $2.2 million and $2.5 million that will be amortized using the straight-line method over a period of ten years.

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

	For the Three Months		For the Nine Months
	Ended September 30		Ended September 30

	2003	2002	2003	2002

Earnings Per Share:
Basic earnings per share	$0.24	$0.26	$0.71	$0.70
Diluted earnings per share	$0.24	$0.25	$0.69	$0.69
Weighted Average Number of Shares Outstanding:
Basic shares	3,236,521	3,199,819	3,227,648	3,196,157
Diluted shares	3,327,606	3,283,127	3,314,789	3,263,960

6. COMPREHENSIVE INCOME

Total comprehensive income for the three months ended September 30, 2003 and 2002 totaled $473,000 and $969,000, respectively. Comprehensive income is comprised of net unrealized (losses) gains, net of taxes, on available-for-sale investment securities, which were $(309,000) and $148,000 for the three months ended September 30, 2003 and 2002, respectively, together with net income.

Total comprehensive income for the nine months ended September 30, 2003 and 2002 totaled $2,120,000 and $2,503,000, respectively. Comprehensive income is comprised of net unrealized (losses) gains, net of taxes, on available-for-sale investment securities, which were $(178,000) and $263,000 for the nine months ended September 30, 2003 and 2002, respectively, along with net income. At September 30, 2003 and December 31, 2002, accumulated other comprehensive income totaled $232,000 and $410,000, respectively, and is reflected as a component of shareholders’ equity.

7. ACCOUNTING PRONOUNCEMENTS

In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities (FIN 46), which requires the consolidation of variable interest entities, as defined. FIN 46 is currently applicable to variable interest entities created after January 31, 2003. In October 2003, the FASB agreed to defer the effective date of FIN 46 for variable interests held by public companies in all entities that were acquired prior to February 1, 2003. This deferral is to allow time for certain implementation issues to be addressed through the issuance of a potential modification to the interpretation. The deferral revised the effective date for consolidation of these entities to the period ended December 31, 2003 for calendar year end companies. Based on the current rules, the Company does not believe that the implementation of the interpretation will have a material impact on the Company’s financial position or results of operations.

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

8. STOCK-BASED COMPENSATION

At September 30, 2003, the Company had two stock-based compensation plans, the Plumas Bank 2001 and 1991 Stock Option Plans. The Company accounts for these plans under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. No stock-based compensation cost is reflected in net income, as all options granted under these plans had an exercise price equal to the market value of the underlying common stock on the date of grant.

Pro forma adjustments to the Company’s consolidated net earnings and earnings per share are disclosed during the years in which the options become vested. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of FASB Statements No. 123, Accounting for Stock-Based Compensation, to stock-based compensation:

	For the Three Months		For the Nine Months
	Ended September 30		Ended September 30

	2003	2002	2003	2002
Net income as reported	$782	$821	$2,298	$2,240
Deduct: Total stock-based compensation expense determined under the fair value based method for all awards, net of related tax effects	23	—	65	165

Pro forma net income	$759	$821	$2,233	$2,075

Basic earnings per share – as reported	$0.24	$0.26	$0.71	$0.70

Basic earnings per share – pro forma	$0.23	$0.26	$0.69	$0.65

Diluted earnings per share – as reported	$0.24	$0.25	$0.69	$0.69

Diluted earnings per share – pro forma	$0.23	$0.25	$0.68	$0.63

The fair value of each option grant is estimated on the date of grant using an option-pricing model with the following assumptions:

	For the Nine-Months Ended,

	September 30, 2003	September 30, 2002

Weighted average fair value of options granted	$4.06	N/A
Dividend yield	1.4%	N/A
Expected volatility	17.3%	N/A
Risk-free interest rate	2.5%	N/A
Expected option life in years	5.0	N/A

There were no option grants made during the nine-month period ended September 30, 2002. There were no option grants made during the three-month periods ended September 30, 2003 and September 30, 2002.

PART I – FINANCIAL INFORMATION

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

Plumas Bancorp (the “Company”) is traded on the OTC Bulletin Board under the ticker symbol “PLBC”. The following discussion and analysis sets forth certain statistical information relating to the Company as of September 30, 2003 and December 31, 2002, for the three months ended September 30, 2003 and September 30, 2002 and for the nine months ended September 30, 2003 and September 30, 2002. This discussion should be read in conjunction with the financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q and the financial statements and notes thereto included in Plumas Bancorp’s Annual Report filed on Form 10-KSB for the year ended December 31, 2002. Certain matters discussed in this Quarterly Report are forward-looking statements that are subject to risks and uncertainties that could cause actual results to differ materially from those projected in the forward-looking statements. Such risks and uncertainties include, among others, (1) significant increases in competitive pressures in the financial services industry; (2) changes in the interest rate environment resulting in reduced margins; (3) general economic conditions, either nationally or regionally, are less favorable than expected, resulting in, among other things, a deterioration in credit quality; (4) changes in regulatory environment; (5) loss of key personnel; (6) fluctuations in the real estate market; (7) changes in business conditions and inflation; (8) operational risks including data processing systems failures or fraud; and (9) changes in securities markets. Such risks and uncertainties include, but are not limited to, those described in “MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS”. Therefore, the information set forth herein should be carefully considered when evaluating the business prospects of Plumas Bancorp.

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

OVERVIEW

The Company’s net income increased $58,000, or 2.6%, to $2,298,000 for the nine months ended September 30, 2003 from $2,240,000 for the same period in 2002. The primary contributors to the increase in net income for the first nine months of 2003 were a $734 thousand increase in net interest income, a $100 thousand decrease in provision for loan losses and a $334 thousand increase in non-interest income, partially offset by a $1,054 thousand increase in non-interest expenses and a $56 thousand increase in income tax expense.

Total assets at September 30, 2003 were $343.1 million, an increase of $17.7 million, or 5.4%, from the $325.5 million at December 31, 2002. Growth in assets was primarily directed to the Company’s loan and investment portfolios. The loan portfolio grew $7.4 million, or 3.6%, to $212.0 million while the investment portfolio grew $6.2 million, or 10.1%, to $67.7 million during this same period. The growth in assets was funded by growth in the Company’s deposits. Deposits grew $15.5 million, or 5.3%, to $309.4 million at September 30, 2003 from the $293.9 million at December 31, 2002.

The return on average assets was 0.94% for the nine months ended September 30, 2003 compared to 1.05% for the same period in 2002. The return on average equity was 12.5% for the nine months ended September 30, 2003 compared to 13.9% for the same period in 2002. Although the Company’s earnings increased during the first nine months of 2003 when compared to the same period in 2002, the Company’s rapid growth during this same time-frame resulted in declines in the return on average asset and equity ratios. Total average assets for the nine months ended September 30, 2003 increased $41.0 million, or 14%, from the same period in 2002. Total average equity for the nine months ended September 30, 2003 increased $3.1 million, or 14%, from the same period in 2002.

RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2003

Net interest income before provision for loan losses. Net interest income, on a nontax-equivalent basis, was $11.5 million for the nine months ended September 30, 2003, an increase of $734,000, or 7%, from $10.7 million for the same period in 2002. The increase in net interest income was primarily attributed to declines in rates paid on the Company’s deposits combined with volume increases in the Company’s average loan and investment balances that were mostly offset by declines in the yield on the Company’s interest-earning assets.

Interest income remained relatively unchanged at $13.8 million for both nine month periods ended September 30, 2003 and 2002. Interest income was static as a result of volume increases in both the loan and investment portfolios being offset by falling yields in both the loan and investment portfolios. The Company’s average loan balances were $214 million for the nine months ended September 30, 2003, up $19 million, or 10%, from the $195 million for the same period in 2002. Significantly offsetting the benefits of the increased loan volume was the impact of falling weighted-average interest rates in the Company’s loan portfolio. The Company’s average loan yield was 7.66% for the nine months ended September 30, 2003, down 59 basis points, or 7%, from the 8.25% for the same period in 2002.

Interest expense decreased $715,000, or 24%, to $2.3 million for the nine months ended September 30, 2003, down from $3.0 million for the same period in 2002. The decrease in interest expense was primarily attributed to rate decreases on time deposits partially offset by interest expense on the Company’s trust preferred securities issued in September of 2002. The Company’s average rate paid on time deposits was 2.28% for the nine months ended September 30, 2003, down 95 basis points, or 29%, from the 3.23% paid for the same period in 2002.

The net interest margin for the nine months ended September 30, 2003 decreased 32 basis points, or 6%, to 5.33%, down from 5.65% for the same period in 2002. Similar to most of the banking industry, the Company’s net interest margin continues to be challenged by the impact of the numerous decreases to the Federal funds rate which have occurred over the past three years. The most recent Federal funds rate cut occurred in June 2003 and amounted to 25 basis points. This latest rate cut resulted in the Federal funds target rate hitting the historic low rate of 1%. Maintaining the spread between loan yields and the effective rates paid on deposits has become increasingly difficult as deposit rates may be near the bottom of consumer tolerance and customers may seek higher yielding alternatives outside of the Bank.

The following table presents for the nine-month periods indicated the distribution of consolidated average assets, liabilities and shareholders’ equity. It also presents the amounts of interest income from interest-earning assets and the resultant yields expressed in both dollars and yield percentages, as well as, the amounts of interest expense on interest-bearing liabilities and the resultant cost expressed in both dollars and rate percentages. Nonaccrual loans are included in the calculation of average loans while nonaccrued interest thereon is excluded from the computation of yields earned:

	For the Nine Months Ended September 30, 2003			For the Nine Months Ended September 30, 2002

	Average Balance	Interest	Yield/	Average Balance	Interest	Yield/
	(in thousands)	(in thousands)	Rate	(in thousands)	(in thousands)	Rate

Interest-earning assets:
Loans (1) (2)	$213,503	$12,226	7.66%	$194,920	$12,023	8.25%
Investment securities (1)	61,854	1,460	3.16%	43,106	1,543	4.79%
Federal funds sold	11,815	93	1.05%	15,578	194	1.67%

Total earning assets	287,172	13,779	6.42%	253,604	13,760	7.25%

Cash and demand deposits with banks	20,851			15,501
Other assets	18,203			16,166

Total assets	$326,226			$285,271

Interest-bearing liabilities:
NOW deposits	$34,067	64	0.25%	$32,630	87	0.36%
Money market deposits	57,731	395	0.91%	49,509	579	1.56%
Savings deposits	46,393	247	0.71%	37,717	319	1.13%
Time deposits	81,907	1,395	2.28%	84,673	2,046	3.23%
Other borrowings (3)	6,187	220	4.75%	96	5	6.96%

Total interest-bearing liabilities	226,285	2,321	1.37%	204,625	3,036	1.98%

Non-interest bearing deposits	73,165			57,049
Other liabilities	2,247			2,131
Shareholders’ equity	24,529			21,466

Total liabilities & equity	$326,226			$285,271

Cost of funding interest-earning assets (4)			1.08%			1.60%
Net interest income and margin (5)		$11,458	5.33%		$10,724	5.65%

(1)	Not computed on a tax-equivalent basis.

(2)	Loan fees included in loan interest income for the nine-month periods ended September 30, 2003 and 2002 amounted to $566 and $527, respectively.

(3)	For the purpose of this schedule the interest expense related to the Company’s junior subordinated debentures is included in other borrowings. These debentures were issued in September 2002.

(4)	Total interest expense divided by the average balance of total earning assets.

(5)	Net interest income divided by the average balance of total earning assets.

The following table sets forth changes in interest income and interest expense, for the nine-month periods indicated and the amount of change attributable to variances in volume, rates and the combination of volume and rates based on the relative changes of volume and rates:

	2003 over 2002 change in net interest income

		(in thousands)
	Volume (1)	Rate (2)	Mix (3)	Total

Interest-earning assets:
Loans	$1,146	$(861)	$(82)	$203
Investment securities	671	(526)	(228)	(83)
Federal funds sold	(47)	(71)	17	(101)

Total interest income	1,770	(1,458)	(293)	19

Interest-bearing liabilities:
NOW deposits	4	(26)	(1)	(23)
Money market deposits	96	(240)	(40)	(184)
Savings deposits	73	(118)	(27)	(72)
Time deposits	(67)	(603)	20	(650)
Other borrowings	318	(2)	(102)	214

Total interest expense	424	(989)	(150)	(715)

Net interest income	$1,346	$(469)	$(143)	$734

(1)	The volume change in net interest income represents the change in average balance divided by the 2002 rate.

(2)	The rate change in net interest income represents the change in rate divided by the 2002 average balance.

(3)	The mix change in net interest income represents the change in average balance multiplied by the change in rate.

Provision for loan losses. The Company recorded $625,000 in provision for loan losses for the nine months ended September 30, 2003, down $100,000, or 14%, from the $725,000 provision for the same period in 2002. The Company assesses its loan quality monthly to maintain an adequate allowance for loan losses. Based on information currently available, management believes that the allowance for loan losses is adequate to absorb potential risks in the portfolio. However, no assurance can be given that the Company may not sustain charge-offs which are in excess of the allowance in any given period. The Company’s loan portfolio composition and non-performing assets are further discussed under the financial condition section below.

Non-interest income. During the nine months ended September 30, 2003, total non-interest income increased $334,000, or 15%, to $2.6 million, up from $2.2 million for the comparable period in 2002. The increase in non-interest income is primarily due to increases in the number of fee generating accounts, gains on the sale of investment securities, income from mortgage loan activity and gains on the sale of mortgage loans.

Non-interest expenses. Non-interest expenses consist of salaries and related employee benefits, occupancy and equipment expenses, professional fees, business development expenses, telephone expense, stationery and supplies expense, armored car and courier expense, advertising and promotion expense, loan expenses, directors’ fees, and other operating expenses. For the nine months ended September 30, 2003, non-interest expense increased $1.1 million, or 12%, to $9.6 million, up from $8.6 million for the comparable period in 2002.

Salaries and employee benefits increased $789,000, or 17%, over the same nine-month period last year. This increase was due primarily to the continued expansion of the Company’s centralized lending function, staffing additions to manage the overall growth and expansion of the Company and increased employee benefit costs related to health-care and life insurance.

Occupancy and equipment expense increased $396,000, or 30%, over the same nine-month period last year. This increase was due primarily to additional depreciation and operating costs associated with new network security and monitoring systems, upgrades to the network’s operating system, enhancements to the item processing system, installation of a new automated teller platform system, the Company’s new centralized lending facility, remodeling costs associated with the Company’s administrative building and leasing cost on the Tahoe City branch that is scheduled to be opened in later part of 2003.

The following table describes the components of non-interest expense for the nine-month periods ending September 30, 2003 and 2002:

	Unaudited
	For the Nine Months
	Ended September 30

	2003	2002

Salaries and employee benefits	$5,382	$4,593
Occupancy and equipment	1,696	1,300
Professional fees	426	550
Business development	281	258
Armored car and courier	257	236
Telephone	245	259
Stationery and supplies	218	250
Advertising and promotion	207	202
Director compensation	190	167
Postage	190	147
Loan expenses	165	193
Other expense	364	412

Total non-interest expense	$9,621	$8,567

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2003

Net interest income before provision for loan losses. Net interest income, on a nontax-equivalent basis, was $3.9 million for the three months ended September 30, 2003, an increase of $112,000, or 3%, from $3.8 million for the same period in 2002. The increase in net interest income was primarily attributed to declines in rates paid on the Company’s deposits combined with volume increases in the Company’s average loan and investment balances, mostly offset by declines in the yield on the Company’s interest-earning assets.

Interest income decreased $203,000 or 4%, to $4.5 million for the three months ended September 30, 2003, down from $4.7 million for the same period in 2002. The decrease in interest income was primarily attributed to falling yields on loan and investment balances that were largely offset by volume increases in loans and investment balances. The Company’s average loan yield was 7.39% for the three months ended September 30, 2003, down 72 basis points, or 9%, from the 8.11% for the same period in 2002. Significantly offsetting the negative impact of the declining loan yields was the increased loan volume. The Company’s average loan balances were $217 million for the three months ended September 30, 2003, up $14 million, or 7%, from the $203 million for the same period in 2002.

Interest expense decreased $315,000, or 32%, to $670,000 for the three months ended September 30, 2003, down from $985,000 for the same period in 2002. The decrease in interest expense was primarily attributed to rate decreases for time and money market deposits partially offset by interest expense on the Company’s trust preferred securities issued in September of 2002. The Company’s average rate paid on time deposits was 2.07% for the three months ended September 30, 2003, down 90 basis points, or 30%, from the 2.96% paid for the same period in 2002.

The net interest margin for the three months ended September 30, 2003 decreased 38 basis points, or 7%, to 5.19%, down from 5.57% for the same period in 2002.

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

	For the Three Months Ended September 30,			For the Three Months Ended September 30,
	2003			2002

	Average Balance	Interest	Yield/	Average Balance	Interest	Yield/
	(in thousands)	(in thousands)	Rate	(in thousands)	(in thousands)	Rate

Interest-earning assets:
Loans (1) (2)	$216,811	$4,039	7.39%	$203,172	$4,151	8.11%
Investment securities (1)	61,828	456	2.93%	42,736	496	4.60%
Federal funds sold	16,757	39	0.92%	21,178	90	1.69%

Total earning assets	295,396	4,534	6.09%	267,086	4,737	7.04%

Cash and demand deposits with banks	23,243			15,947
Other assets	19,225			16,895

Total assets	$337,864			$299,928

Interest-bearing liabilities:
NOW deposits	$35,181	16	0.18%	$34,406	30	0.35%
Money market deposits	58,389	105	0.71%	52,017	214	1.63%
Savings deposits	48,575	55	0.45%	39,801	113	1.13%
Time deposits	81,237	423	2.07%	83,889	625	2.96%
Other borrowings (3)	6,195	71	4.55%	197	3	6.04%

Total interest-bearing liabilities	229,577	670	1.16%	210,310	985	1.86%

Non-interest bearing deposits	80,517			65,401
Other liabilities	2,395			2,001
Shareholders’ equity	25,375			22,216

Total liabilities & equity	$337,864			$299,928

Cost of funding interest-earning assets (4)			0.90%			1.46%
Net interest income and margin (5)		$3,864	5.19%		$3,752	5.57%

(1)	Not computed on a tax-equivalent basis.

(2)	Loan fees included in loan interest income for the three-month periods ended September 30, 2003 and 2002 amounted to $206 and $141, respectively.

(3)	For the purpose of this schedule the interest expense related to the Company’s junior subordinated debentures is included in other borrowings. These debentures were issued in September 2002.

(4)	Total interest expense divided by the average balance of total earning assets.

(5)	Net interest income divided by the average balance of total earning assets.

The following table sets forth changes in interest income and interest expense, for the three-month periods indicated and the amount of change attributable to variances in volume, rates and the combination of volume and rates based on the relative changes of volume and rates:

	2003 over 2002 change in net interest income

	(in thousands)
	Volume (1)	Rate (2)	Mix (3)	Total

Interest-earning assets:
Loans	$279	$(366)	$(25)	$(112)
Investment securities	222	(181)	(81)	(40)
Federal funds sold	(19)	(41)	9	(51)

Total interest income	482	(588)	(97)	(203)

Interest-bearing liabilities:
NOW deposits	1	(14)	—	(13)
Money market deposits	26	(120)	(15)	(109)
Savings deposits	25	(68)	(15)	(58)
Time deposits	(20)	(189)	6	(203)
Other borrowings	91	(1)	(22)	68

Total interest expense	123	(392)	(46)	(315)

Net interest income	$359	$(196)	$(51)	$112

(1)	The volume change in net interest income represents the change in average balance divided by the 2002 rate.

(2)	The rate change in net interest income represents the change in rate divided by the 2002 average balance.

(3)	The mix change in net interest income represents the change in average balance multiplied by the change in rate.

Provision for loan losses. The Company recorded $175,000 in provision for loan losses for the three months ended September 30, 2003, down $25,000, or 13%, from the $200,000 provision for the same period in 2002. The Company assesses its loan quality monthly to maintain an adequate allowance for loan losses. Based on information currently available, management believes that the allowance for loan losses is adequate to absorb potential risks in the portfolio. However, no assurance can be given that the Company may not sustain charge-offs which are in excess of the allowance in any given period. The Company’s loan portfolio composition and non-performing assets are further discussed under the financial condition section below.

Non-interest income. During the three months ended September 30, 2003, total non-interest income increased $119,000, or 15%, to $893,000, up from $774,000 for the comparable period in 2002. The increase in non-interest income is primarily due to gains on the sale of investment securities, income from mortgage loan activity and loan servicing income.

Non-interest expenses. Non-interest expenses consist of salaries and related employee benefits, occupancy and equipment expenses, professional fees, business development expenses, telephone expense, stationery and supplies expense, armored car and courier expense, advertising and promotion expense, loan expenses, directors’ fees, and other operating expenses. For the three months ended September 30, 2003, non-interest expense increased $308,000, or 10%, to $3.3 million, up from $3.0 million for the comparable period in 2002.

Salaries and employee benefits increased $333,000, or 21%, over the same three-month period last year. This increase was due primarily to the expansion of the Company’s centralized lending function, staffing additions to manage the overall growth and expansion of the Company and increased employee benefit costs related to health-care and life insurance.

Occupancy and equipment increased $112,000, or 23%, over the same three-month period last year. This increase was due primarily to additional depreciation and operating costs associated with new network security and monitoring systems, upgrades to the network’s operating system, enhancements to the item processing system, the Company’s new centralized lending facility, remodeling costs associated with the administrative building and leasing cost on the soon-to-be opened branch in Tahoe City.

The following table describes the components of non-interest expense for the three-month periods ending September 30, 2003 and 2002.

	Unaudited
	For the Three Months
	Ended September 30

	2003	2002

Salaries and employee benefits	$1,887	$1,554
Occupancy and equipment	591	479
Professional fees	140	220
Business development	81	73
Advertising and promotion	74	64
Armored car and courier	92	80
Loan expenses	21	83
Stationery and supplies	82	76
Telephone	88	87
Director compensation	63	61
Postage	61	39
Other expense	119	175

Total non-interest expense	$3,299	$2,991

FINANCIAL CONDITION

Loan portfolio composition. The Company continues to manage the mix of its loan portfolio consistent with its identity as a community bank serving the financing needs of all sectors of the area it serves. Although the Company offers a broad array of financing options, it continues to concentrate its focus on small to medium sized commercial businesses. These commercial loans offer diversification as to industries and types of businesses, thus limiting material exposure in any industry concentrations. The Company offers both fixed and floating rate loans and obtains collateral in the form of real property, business assets and deposit accounts, but looks to business and personal cash flows as its primary source of repayment. As of September 30, 2003, agricultural loans grew to 13.5% of the loan portfolio versus 12.3% at December 31, 2002. Real estate loans increased to 41.6% of the loan portfolio versus 39.1% at December 31, 2002. Commercial loans decreased to 23.1% of the portfolio as of September 30, 2003 as compared to 25.3% at December 31, 2002. Consumer loans also decreased to 21.8% of the loan portfolio at September 30, 2003 compared to 23.3% at December 31, 2002.

Nonperforming assets. Nonperforming loans increased $996,000, or 56%, to $2,782,000 as of September 30, 2003 as compared to $1,786,000 as of December 31, 2002.

In September 2003, the Bank purchased a $756,000 first-lien position agricultural real estate loan from another institution. This loan was purchased to improve the Bank’s collateral position on a $442,000 nonperforming second-lien agricultural real estate loan to the same borrower. With this purchase total nonperforming loans at September 30, 2003 to this agricultural borrower amounted to $1,198,000, or 43%

of total nonperforming loans outstanding. Management believes that this nonperforming agricultural loan balance will be satisfactory resolved without loss to the Company.

As a result of the increase in the non-performing loan balance, nonperforming loans as a percent of total loans increased to 1.29% as of September 30, 2003 up from the 0.86% as of December 31, 2002. Nonperforming assets as a percent of total assets were 0.90% as of September 30, 2003 up from 0.59% at December 31, 2002.

Analysis of allowance for loan losses. Net charge-offs during the nine months ended September 30, 2003 totaled $454,000, or 0.21% of total loans, compared to $390,000, or 0.19% of total loans, for the comparable period in 2002. Net charge-offs during the nine months ended September 30, 2003 were comprised of $598,000 of less $144,000 recoveries, compared to $451,000 of charge-offs less $61,000 for the comparable period in 2002. The allowance for loan losses stood at 1.23% of total loans as of September 30, 2003, versus 1.19% of total loans as of December 31, 2002. Based on an evaluation of the credit quality of the loan portfolio and delinquency trends and charge-offs, management believes the allowance for loan losses to be adequate.

The following table provides certain information for the nine-month periods indicated with respect to the Company’s allowance for loan losses as well as charge-off and recovery activity.

	2003	2002

Balance at January 1,	$2,471	$2,153

Charge-offs:
Commercial and agricultural	187	127
Real estate mortgage	26	13
Real estate construction	—	—
Consumer	385	311

Total charge-offs	598	451

Recoveries:
Commercial and agricultural	20	8
Real estate mortgage	—	1
Real estate construction	—	—
Consumer	124	52

Total recoveries	144	61

Net charge-offs	454	390

Provision for loan losses	625	725

Balance at September 30,	$2,642	$2,488

Net charge-offs during the nine-month period to average loans	0.21%	0.20%
Allowance for loan losses to total Loans	1.23%	1.21%

Investment securities and Federal funds sold. Total investment securities and Federal funds sold increased $9.5 million, or 12%, to $86.2 million as of September 30, 2003, up from $76.7 million at December 31, 2002.

The Company’s investment in U.S. Treasury securities and direct obligations of U.S. agencies decreased to 78.5% of the investment portfolio at September 30, 2003, versus 87.3% at December 31, 2002. The Company’s investment in corporate bonds rose to 15.9% of the investment portfolio at September 30, 2003, versus 7.3% at December 31, 2002. The remainder of the Company’s investment portfolio consists of municipal obligations.

Accrued interest receivable and other assets. Accrued interest receivable and other assets increased $2.4 million, or 24%, to $12.3 million as of September 30, 2003, up from $9.9 million at December 31, 2002. Included in this balance at September 30, 2003, was $6.4 million of Bank-owned life insurance policies on executive officers and directors, $2.1 million of accrued interest receivable, $1.3 of deferred tax benefits and $2.5 million of prepaid balances and other assets.

Of the $2.4 million increase in accrued interest receivable and other assets, $1.7 million related to the purchase of additional Bank-owned life insurance policies in conjunction with deferred compensation agreements with an executive officer and director.

Deposits. Total deposits were $309.4 million as of September 30, 2003, an increase of $15 million, or 5%, from the December 31, 2002 balance of $293.9 million. The Company continues to manage the mix of its deposits consistent with its identity as a community bank serving the financial needs of its customers. Non-interest bearing demand deposits and interest checking deposits increased to 38.3% of total deposits as of September 30, 2003, up from 36.7% of total deposits as of December 31, 2002. Money market and savings deposits increased slightly to 35.4% of total deposits as of September 30, 2003 compared to 35.1% as of December 31, 2002. Time deposits decreased to 26.3% of total deposits as of June 30, 2003, versus 28.2% as of December 31, 2002.

CAPITAL RESOURCES

Shareholders’ equity as of September 30, 2003 increased $1.9 million, or 8%, to $25.2 million from $23.3 million as of December 31, 2002. This increase was primarily due to the retention of current period earnings partially offset by a $387 thousand semi-annual cash dividend payment in the second quarter of 2003 and a $178 thousand decrease in accumulated comprehensive income.

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

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios of total and Tier 1 capital to risk-weighted assets and of Tier 1 capital to average assets. Each of these components is defined in the regulations. Management believes that the Bank met all its capital adequacy requirements as of September 30, 2003.

	Plumas Bancorp

	Actual		Minimum
			Capital
	Capital	Ratio	Requirement

Leverage	$30,362	8.9%	4.0%
Tier 1 Risk-Based	30,362	11.5%	4.0%
Total Risk-Based	33,004	12.6%	8.0%

	Plumas Bank

	Actual		Minimum
			Capital
	Capital	Ratio	Requirement

Leverage	$29,918	8.9%	4.0%
Tier 1 Risk-Based	29,918	11.4%	4.0%
Total Risk-Based	32,560	12.4%	8.0%

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

Customer deposits are the Company’s primary source of funds. Those funds are held in various types of accounts with varying maturities. The Company does not accept brokered deposits. During the first nine months of 2003, deposits increased $15.5 million, or 5%, from the December 31, 2002 balance of $293.9 million. Deposit growth during the first nine months of 2003 was used to fund growth in the loan and investment securities portfolios. The Company has historically experienced a seasonal trend in regards to deposits; whereas the majority of the Company’s annual deposit growth occurs in the summer and fall months.

The Company’s available-for-sale securities portfolio, Federal funds sold, and cash and due from banks serve as the primary sources of liquidity, providing adequate funding for loans during periods of high loan demand. During periods of decreased lending, funds obtained from the maturing or sale of investments, loan payments, and new deposits are invested in short-term earning assets, such as Federal funds sold and investment securities, to serve as a source of funding for future loan growth. Management believes that the Company’s available sources of funds, including short-term borrowings, will provide adequate liquidity for its operations in the foreseeable future.

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

In management’s opinion there has not been a material change in the Company’s market risk profile for the nine months ended September 30, 2003 compared to December 31, 2002 as discussed in the Company’s 2002 annual report and form 10-KSB.

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

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

The following documents are included or incorporated by reference in this Quarterly Report on Form 10Q:

3.1	Articles of Incorporation as amended of Registrant included as exhibit 3.1 to the Registrant’s Form S-4, File No. 333-84534, which is incorporated by reference herein.

3.2	Bylaws of Registrant included as exhibit 3.2 to the Registrant’s Form S-4, File No. 333-84534, which is incorporated by reference herein.

4	Specimen form of certificate for Plumas Bancorp included as exhibit 4 to the Registrant’s Form S-4, File No. 333-84534, which is incorporated by reference herein.

10.1	Employment Agreement of William E. Elliott dated May 16, 2001, is included as Exhibit 10.1 to the Registrant’s 10-QSB for June 30, 2002, which is incorporated by this reference herein.

10.2	Incentive Stock Option Agreement as amended of William E. Elliott dated November 18, 1998, is included as Exhibit 10.2 to the Registrant’s 10-QSB for June 30, 2002, which is incorporated by this reference herein.

10.3	Executive Salary Continuation Agreement as amended of William E. Elliott dated October 13, 1993, is included as Exhibit 10.3 to the Registrant’s 10-QSB for June 30, 2002, which is incorporated by this reference herein.

10.4	Split Dollar Agreements of William E. Elliott dated January 23, 2002, is included as Exhibit 10.4 to the Registrant’s 10-QSB for June 30, 2002, which is incorporated by this reference herein.

10.5	Incentive Stock Option Agreement as amended of Douglas N. Biddle dated November 18, 1998, is included as Exhibit 10.5 to the Registrant’s 10-QSB for June 30, 2002, which is incorporated by this reference herein.

10.6	Executive Salary Continuation Agreement as amended of Douglas N. Biddle dated June 2, 1994, is included as Exhibit 10.6 to the Registrant’s 10-QSB for June 30, 2002, which is incorporated by this reference herein.

10.7	Split Dollar Agreements of Douglas N. Biddle dated January 24, 2002, is included as Exhibit 10.7 to the Registrant’s 10-QSB for June 30, 2002, which is incorporated by this reference herein.

10.8	Incentive Stock Option Agreement as amended of Dennis C. Irvine dated November 18, 1998, is included as Exhibit 10.8 to the Registrant’s 10-QSB for June 30, 2002, which is incorporated by this reference herein.

10.9	Executive Salary Continuation Agreement as amended of Dennis C. Irvine dated June 2, 1994, is included as Exhibit 10.9 to the Registrant’s 10-QSB for June 30, 2002, which is incorporated by this reference herein.

10.10	Split Dollar Agreements of Dennis C. Irvine dated January 24, 2002, is included as Exhibit 10.10 to the Registrant’s 10-QSB for June 30, 2002, which is incorporated by this reference herein.

10.11	Incentive Stock Option Agreement as amended of Robert T. Herr dated July 19, 2000, is included as Exhibit 10.11 to the Registrant’s 10-QSB for June 30, 2002, which is incorporated by this reference herein.

10.12	Non-Qualified Stock Option Agreement as amended of Jerry V. Kehr dated November 18, 1998, is included as Exhibit 10.12 to the Registrant’s 10-QSB for June 30, 2002, which is incorporated by this reference herein.

10.13	Deferred Fee Agreement as amended of Jerry V. Kehr dated August 19, 1998, is included as Exhibit 10.13 to the Registrant’s 10-QSB for June 30, 2002, which is incorporated by this reference herein.

10.14	Amended and Restated Director Retirement Agreement of Jerry V. Kehr dated April 28, 2000, is included as Exhibit 10.14 to the Registrant’s 10-QSB for June 30, 2002, which is incorporated by this reference herein.

10.15	Consulting Agreement of Jerry V. Kehr dated May 10, 2000, is included as Exhibit 10.15 to the Registrant’s 10-QSB for June 30, 2002, which is incorporated by this reference herein.

10.16	Non-Qualified Stock Option Agreement as amended of Daniel E. West dated November 19, 1997, is included as Exhibit 10.16 to the Registrant’s 10-QSB for June 30, 2002, which is incorporated by this reference herein.

10.17	Non-Qualified Stock Option Agreement as amended of Daniel E. West dated November 18, 1998, is included as Exhibit 10.17 to the Registrant’s 10-QSB for June 30, 2002, which is incorporated by this reference herein.

10.18	Amended and Restated Director Retirement Agreement of Daniel E. West dated May 10, 2000, is included as Exhibit 10.18 to the Registrant’s 10-QSB for June 30, 2002, which is incorporated by this reference herein.

10.19	Consulting Agreement of Daniel E. West dated May 10, 2000, is included as Exhibit 10.19 to the Registrant’s 10-QSB for June 30, 2002, which is incorporated by this reference herein.

10.20	Non-Qualified Stock Option Agreement as amended of Alvin G. Blickenstaff dated November 18, 1998, is included as Exhibit 10.20 to the Registrant’s 10-QSB for June 30, 2002, which is incorporated by this reference herein.

10.21	Amended and Restated Director Retirement Agreement of Alvin G. Blickenstaff dated April 19, 2000, is included as Exhibit 10.21 to the Registrant’s 10-QSB for June 30, 2002, which is incorporated by this reference herein.

10.22	Consulting Agreement of Alvin G. Blickenstaff dated May 8, 2000, is included as Exhibit 10.22 to the Registrant’s 10-QSB for June 30, 2002, which is incorporated by this reference herein.

10.23	Non-Qualified Stock Option Agreement as amended of Gerald W. Fletcher dated November 18, 1998, is included as Exhibit 10.23 to the Registrant’s 10-QSB for June 30, 2002, which is incorporated by this reference herein.

10.24	Amended and Restated Director Retirement Agreement of Gerald W. Fletcher dated May 10, 2000, is included as Exhibit 10.24 to the Registrant’s 10-QSB for June 30, 2002, which is incorporated by this reference herein.

10.25	Consulting Agreement of Gerald W. Fletcher dated May 10, 2000, is included as Exhibit 10.25 to the Registrant’s 10-QSB for June 30, 2002, which is incorporated by this reference herein.

10.26	Non-Qualified Stock Option Agreement as amended of Arthur C. Grohs dated November 18, 1998, is included as Exhibit 10.26 to the Registrant’s 10-QSB for June 30, 2002, which is incorporated by this reference herein.

10.27	Amended and Restated Director Retirement Agreement of Arthur C. Grohs dated May 9, 2000, is included as Exhibit 10.27 to the Registrant’s 10-QSB for June 30, 2002, which is incorporated by this reference herein.

10.28	Consulting Agreement of Arthur C. Grohs dated May 9, 2000, is included as Exhibit 10.28 to the Registrant’s 10-QSB for June 30, 2002, which is incorporated by this reference herein.

10.29	Non-Qualified Stock Option Agreement as amended of Christine McArthur dated August 16, 2000, is included as Exhibit 10.29 to the Registrant’s 10-QSB for June 30, 2002, which is incorporated by this reference herein.

10.30	Amended and Restated Director Retirement Agreement of Christine McArthur dated May 12, 2000, is included as Exhibit 10.30 to the Registrant’s 10-QSB for June 30, 2002, which is incorporated by this reference herein.

10.31	Consulting Agreement of Christine McArthur dated May 12, 2000, is included as Exhibit 10.31 to the Registrant’s 10-QSB for June 30, 2002, which is incorporated by this reference herein.

10.32	Non-Qualified Stock Option Agreement as amended of Terrance J. Reeson dated November 18, 1998, is included as Exhibit 10.32 to the Registrant’s 10-QSB for June 30, 2002, which is incorporated by this reference herein.

10.33	Amended and Restated Director Retirement Agreement of Terrance J. Reeson dated April 19, 2000, is included as Exhibit 10.33 to the Registrant’s 10-QSB for June 30, 2002, which is incorporated by this reference herein.

10.34	Consulting Agreement of Terrance J. Reeson dated May 10, 2000, is included as Exhibit 10.34 to the Registrant’s 10-QSB for June 30, 2002, which is incorporated by this reference herein.

10.35	Non-Qualified Stock Option Agreement as amended of Walter Sphar dated November 18, 1998, is included as Exhibit 10.35 to the Registrant’s 10-QSB for June 30, 2002, which is incorporated by this reference herein.

10.36	Amended and Restated Director Retirement Agreement of Walter Sphar dated April 20, 2000, is included as Exhibit 10.36 to the Registrant’s 10-QSB for June 30, 2002, which is incorporated by this reference herein.

10.37	Consulting Agreement of Walter Sphar dated May 9, 2000, is included as Exhibit 10.37 to the Registrant’s 10-QSB for June 30, 2002, which is incorporated by this reference herein.

10.38	Non-Qualified Stock Option Agreement as amended of Thomas Watson dated November 21, 2001, is included as Exhibit 10.38 to the Registrant’s 10-QSB for June 30, 2002, which is incorporated by this reference herein.

10.39	Deferred Fee Agreement of Thomas Watson dated March 3, 2001, is included as Exhibit 10.39 to the Registrant’s 10-QSB for June 30, 2002, which is incorporated by this reference herein.

10.40	Form of Indemnification Agreement, is included as Exhibit 10.41 to the Registrant’s 10-QSB for June 30, 2002, which is incorporated by this reference herein.

10.41	2001 Stock Option Plan as amended is included as exhibit 99.1 of the Form S-8 filed July 23, 2002, File No. 333-96957

10.42	1991 Stock Option Plan as amended is included as exhibit 99.1 of the Form S-8 filed August 19, 2002, File No. 333-98319

10.43	Plumas Bank 401(k) Profit Sharing Plan as amended is included as exhibit 99.1 of the Form S-8 filed February 14, 2003, File No. 333-103229

10.44	Executive Salary Continuation Agreement of Robert T. Herr dated June 4, 2002, is included as Exhibit 10.44 to the Registrant’s 10-Q for March 31, 2003, which is incorporated by this reference herein.

10.45	Branch Purchase and Assumption Agreement dated April 25, 2003, is included as Exhibit 10.45 to the Registrant’s 10-Q for March 31, 2003, which is incorporated by this reference herein.

10.46	Incentive Stock Option Agreement of William E. Elliott dated December 18, 2002, is included as Exhibit 10.46 to the Registrant’s 10-Q for June 30, 2003, which is incorporated by this reference herein.

10.47	Incentive Stock Option Agreement of Douglas N. Biddle dated December 18, 2002, is included as Exhibit 10.47 to the Registrant’s 10-Q for June 30, 2003, which is incorporated by this reference herein.

10.48	Incentive Stock Option Agreement of Dennis C. Irvine dated December 18, 2002, is included as Exhibit 10.48 to the Registrant’s 10-Q for June 30, 2003, which is incorporated by this reference herein.

10.49	Incentive Stock Option Agreement of Robert T. Herr dated December 18, 2002, is included as Exhibit 10.49 to the Registrant’s 10-Q for June 30, 2003, which is incorporated by this reference herein.

10.50	Non-Qualified Stock Option Agreement of Jerry V. Kehr dated December 18, 2002, is included as Exhibit 10.50 to the Registrant’s 10-Q for June 30, 2003, which is incorporated by this reference herein.

10.51	Non-Qualified Stock Option Agreement of Daniel E. West dated December 18, 2002, is included as Exhibit 10.51 to the Registrant’s 10-Q for June 30, 2003, which is incorporated by this reference herein.

10.52	Non-Qualified Stock Option Agreement of Alvin G. Blickenstaff dated December 18, 2002, is included as Exhibit 10.52 to the Registrant’s 10-Q for June 30, 2003, which is incorporated by this reference herein.

10.53	Non-Qualified Stock Option Agreement of Gerald W. Fletcher dated December 18, 2002, is included as Exhibit 10.53 to the Registrant’s 10-Q for June 30, 2003, which is incorporated by this reference herein.

10.54	Non-Qualified Stock Option Agreement of Arthur C. Grohs dated December 18, 2002, is included as Exhibit 10.54 to the Registrant’s 10-Q for June 30, 2003, which is incorporated by this reference herein.

10.55	Non-Qualified Stock Option Agreement of Christine McArthur dated December 18, 2002, is included as Exhibit 10.55 to the Registrant’s 10-Q for June 30, 2003, which is incorporated by this reference herein.

10.56	Non-Qualified Stock Option Agreement of Terrance J. Reeson dated December 18, 2002, is included as Exhibit 10.56 to the Registrant’s 10-Q for June 30, 2003, which is incorporated by this reference herein.

10.57	Non-Qualified Stock Option Agreement of Walter Sphar dated December 18, 2002, is included as Exhibit 10.57 to the Registrant’s 10-Q for June 30, 2003, which is incorporated by this reference herein.

10.58	Non-Qualified Stock Option Agreement of Thomas Watson dated December 18, 2002, is included as Exhibit 10.58 to the Registrant’s 10-Q for June 30, 2003, which is incorporated by this reference herein.

10.59	Director Retirement Agreement of Thomas Watson dated May 1, 2003, is included as Exhibit 10.59 to the Registrant’s 10-Q for June 30, 2003, which is incorporated by this reference herein.

10.60	Consulting Agreement of Thomas Watson dated May 1, 2003, is included as Exhibit 10.60 to the Registrant’s 10-Q for June 30, 2003, which is incorporated by this reference herein.

11	Computation of per share earnings appears in the attached 10-Q under Plumas Bancorp Notes to Consolidated Financial Statements as Footnote 5 – Earnings Per Share Computation.

31.1	Rule 13a-14(a) [Section 302] Certification of Principal Accounting Officer dated November 10, 2003.

31.2	Rule 13a-14(a) [Section 302] Certification of Principal Financial Officer dated November 10, 2003.

31.3	Rule 13a-14(a) [Section 302] Certification of Principal Executive Officer dated November 10, 2003.

32.1	Certification of Principal Accounting Officer pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 dated November 10, 2003.

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 dated November 10, 2003.

32.3	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 dated November 10, 2003.

(b)  Reports on Form 8-K

On September 29, 2003, the Company filed a Current Report on Form 8-K. The Current Report included as an exhibit, the press release dated September 29, 2003, filed by the Company announcing final regulatory approval for the planned purchase of five branches located in Northeastern California from Placer Sierra Bank.

On October 16, 2003, the Company filed a Current Report on Form 8-K. The Current Report included as an exhibit, the press release dated October 16, 2003, filed by the Company containing unaudited financial information and third quarter earnings.

On October 20, 2003, the Company filed a Current Report on Form 8-K. The Current Report included as an exhibit, the press release dated October 20, 2003, filed by the Company containing unaudited financial information and announcement of a semi-annual cash dividend.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PLUMAS BANCORP
(Registrant)

Date: November 10, 2003

/s/ William E. Elliott

William E. Elliott President/Chief Executive Officer

/s/ Douglas N. Biddle

Douglas N. Biddle Executive Vice President Chief Financial Officer

/s/ Andrew J. Ryback

Andrew J. Ryback Senior Vice President Controller