Form 10-K
period 2003-12-31
PLUMAS BANCORP
filed 2004-03-29
CIK 1168455

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2003

or

☐	Transaction report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission file number: 000-49883

PLUMAS BANCORP

(Exact name of Registrant as specified in its charter)

California	75-2987096
(State or other jurisdiction of
incorporation or organization)	(IRS Employer Identification No.)
35 S. Lindan Avenue, Quincy, CA	95971
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (530) 283-7305

Securities to be registered pursuant to Section 12(b) of the Act: None.

Securities to be registered pursuant to Section 12(g) of the Act: Common Stock, no par value.

     Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes	No
☒	☐

     Indicated by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this form 10-K. ☐

     Indicate by check mark whether the Registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).

Yes	No
☐	☒

     As of June 30, 2003, the aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant was approximately $54.3 million, based on the closing price reported to the Registrant on that date of $19.13 per share.

     Shares of Common Stock held by each officer and director and each person owning more than five percent of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of the affiliate status is not necessarily a conclusive determination for other purposes.

     The number of shares of Common Stock of the registrant outstanding as of June 30, 2003 was 3,230,610.

     Documents Incorporated by Reference: Portions of the definitive proxy statement for the 2004 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission pursuant to SEC Regulation 14A are incorporated by reference in Part III, Items 10-14.

PART I

Forward-Looking Information

This Annual Report on Form 10-K includes forward-looking statements and information is subject to the “safe harbor” provisions of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements (which involve Plumas Bancorp’s (the “Company’s”) plans, beliefs and goals, refer to estimates or use similar terms) involve certain risks and uncertainties that could cause actual results to differ materially from those in the forward-looking statements. Such risks and uncertainties include, but are not limited to, the following factors:

•	Competitive pressure in the banking industry, competition in the markets the Company operates in and changes in the regulatory environment

•	Changes in the interest rate environment and volatility of rate sensitive deposits

•	An increase in mortgage interest rates, which would have a negative effect on mortgage refinancing volume

•	Declines in the health of the economy, nationally or regionally, which could reduce the demand for loans or reduce the value of real estate collateral securing most of the Company’s loans

•	Credit quality deterioration, which could cause an increase in the provision for loan and lease losses

•	Devaluation of fixed income securities

•	Asset/liability matching risks and liquidity risks

•	Loss of key personnel

•	Operational interruptions including data processing systems failure and fraud

The Company undertakes no obligation to revise or publicly release the results of any revision to these forward-looking statements. For additional information concerning risks and uncertainties related to the Company and its operations, please refer to Management’s Discussion and Analysis of Financial Condition and Results of Operations in Item 7 and other information in this Report.

ITEM 1. BUSINESS

General

The Company. Plumas Bancorp (the “Company”) is a California corporation registered as a bank holding company under the Bank Holding Company Act of 1956, as amended, and is headquartered in Quincy, California. The Company was incorporated in January 2002 and acquired all of the outstanding shares of Plumas Bank (the “Bank”) in June 2002. The Company’s principal subsidiary is the Bank, and the Company exists primarily for the purpose of holding the stock of the Bank and of such other subsidiaries it may acquire or establish. At the present time, the Company’s only other subsidiary is Plumas Statutory Trust I, which was formed in September 2002 solely to facilitate the issuance of trust preferred securities.

The Company’s principal source of income is dividends from the Bank, but the Company intends to explore supplemental sources of income in the future. The cash outlays of the Company, including (but not limited to) the payment of dividends to shareholders, if and when declared by the Board of Directors, and the cost of servicing debt, will generally be paid from dividends paid to the Company by the Bank.

At December 31, 2003, the Company had consolidated assets of $390.3 million, deposits of $355.8 million and shareholders’ equity of $25.7 million. The Company’s liabilities include $6.2 million in junior subordinated deferrable interest debentures issued in conjunction with the trust preferred securities issued by Plumas Statutory Trust I (the “Trust”) in September 2002. The Trust is further discussed in the section titled “Trust Preferred Securities.”

References herein to the “Company,” “we,” “us” and “our” refer to Plumas Bancorp and its consolidated subsidiary, unless the context indicates otherwise. Our operations are conducted at 35 South Lindan Avenue, Quincy, California. Our annual, quarterly and other reports under the Securities Exchange Act of 1934 with the Securities and Exchange Commission and are posted and are available at no cost on the Company’s website, www.plumasbank.com, as soon as reasonably practicable after the Company files such documents with the SEC. These reports are also available through the SEC’s website at www.sec.gov.

The Bank. The Bank is a California state-chartered bank that was incorporated in July 1980 and opened for business in December 1980. The Bank’s Administrative Office is also located at 35 South Lindan Avenue, Quincy, California. At December 31, 2003 the Bank had approximately $389.9 million in assets, $217.9 million in loans and $355.9 million in deposits (including a deposit of $116 thousand from the Company). It is currently the largest independent bank headquartered in Plumas County. The Bank’s deposit accounts are insured by the Federal Deposit Insurance Corporation (the “FDIC”) up to maximum insurable amounts. The Bank is not a member of the Federal Reserve System.

The Bank’s primary service area covers the Northeastern corner of California, with Lake Tahoe to the South and the Oregon border to the North. The Bank through its twelve branch network, serves the seven contiguous counties of Plumas, Nevada, Sierra, Placer, Lassen, Modoc and Shasta. The branches are located in the communities of Quincy, Portola, Greenville, Westwood, Truckee, Fall River Mills, Alturas, Susanville, Chester, Tahoe City, Kings Beach and Loyalton. Additionally, within our service area, the Bank maintains sixteen automated teller machines (“ATMs”) tied in with major statewide and national networks. The Bank’s primary business is servicing the banking needs of these communities and its marketing strategy stresses its local ownership and commitment to serve the banking needs of individuals living and working in the Bank’s primary service areas.

With a predominant focus on personal service, the Bank has positioned itself as a multi-community independent bank serving the financial needs of individuals and businesses within the Bank’s geographic footprint. Our principal retail lending services include consumer, home equity and home mortgage loans. Our principal commercial lending services include term real estate, land development and construction loans. In addition, we provide commercial and industrial term, government-guaranteed and agricultural loans as well as credit lines.

The Government-guaranteed lending center, headquartered in Truckee, provides Small Business Administration lending and USDA Rural Development lending. The Bank has applied for Preferred Lender status with the Small Business Administration (the “SBA”) and once obtained, will allow for further expansion of this center. In 2003, the Bank approved 11 SBA and Rural Development loans totaling $14.9 million. This is a significant dollar increase from the 9 SBA and Rural Development loans totaling $3.8 million approved in 2002. Also in Truckee we have a senior commercial lender charged with the production and maintenance of a significant participation loan portfolio.

The Agricultural Credit Centers located in Susanville and Alturas provide a complete line of credit services in support of the agricultural activities which are key to the continued economic development of the communities we serve. “Ag lending” clients include a full range of individual farming customers and small- to medium-sized business farming organizations and corporate farming units.

Until recently, the Bank also had a group dedicated to originating residential mortgage loans. However, in an effort to improve customer service, increase non-interest income and reduce overhead expense, the residential mortgage lending area was restructured and this group’s focus was shifted to other products. In early 2003 the Bank entered into an agreement with Community Bank Lending Exchange (“CBLX”), whereby the Bank refers qualifying single family mortgage loans to CBLX in exchange for a referral fee.

As of December 31, 2003, the principal areas in which we directed our lending activities, and the percentage of our total loan portfolio for which each of these areas was responsible, were as follows: (i) loans secured by real estate - 56.8%; (ii) commercial and industrial (including SBA) loans — 23.4%; (iii) consumer loans — 13.1%; and (iv) agricultural loans — 6.7%.

In addition to the lending activities noted above, we offer a wide range of deposit products for the retail banking market including checking, interest-bearing checking, savings, time deposit and retirement accounts, as well as telephone banking and internet banking with bill-pay options. As of December 31, 2003, the Bank had 42,746 deposit accounts with balances totaling approximately $355.9 million, compared to 36,708 deposit accounts with balances totaling approximately $297.2 million at December 31, 2002. We attract deposits through our customer-oriented product mix, competitive pricing, convenient locations, extended hours and drive-up banking, all provided with the highest level of customer service.

Most of our deposits are attracted from individuals, business-related sources and smaller municipal entities. This mix of deposit customers resulted in a relatively modest average deposit balance of approximately $8,000 at December 31, 2003, but makes us less vulnerable to adverse effects from the loss of depositors who may be seeking higher yields in other markets or who may otherwise draw down balances for cash needs. We do not accept brokered deposits.

We also offer a multitude of other products and services to our customers to complement the lending and deposit services previously reviewed. These include cashier’s checks, traveler’s checks, bank-by-mail, ATMs, night depository, safe deposit boxes, direct deposit, electronic funds transfers, on-line banking, and other customary banking services.

In order to provide non-deposit investment options we have developed a strategic alliance with Financial Network Investment Corporation (“FNIC”). Through this arrangement, employees of the Bank are also registered and licensed representatives of FNIC. These employees provide our customers throughout our branch network with convenient access to annuities, insurance products, mutual funds, and a full range of investment products.

We have not engaged in any material research activities relating to the development of new products or services during the last two fiscal years; however, a substantial investment of time and capital has been devoted to the improvement of existing Bank services during the last twelve months. Specifically, mortgage lending was outsourced as previously discussed, real estate equity line products were improved to be more competitive, real estate construction loan products were expanded, the use of credit scored consumer and business products was expanded to provide more timely customer service. The officers and employees of the Bank are continually engaged in marketing activities, including the evaluation and development of new products and services to enable the Bank to retain and improve its competitive position in its service area. Alternatives for future electronic banking delivery are currently being examined in an effort to keep pace with evolving technology and continue to provide superior customer service.

We hold no patents or licenses (other than licenses required by appropriate bank regulatory agencies), franchises, or concessions. Our business has a modest seasonal component due to the heavy agricultural and tourism orientation of some of the communities we serve. As our branches in more metropolitan areas such as Truckee have expanded, however, the agriculture-related base has become less significant. We are not dependent on a single customer or group of related customers for a material portion of its deposits, nor is a material portion of our loans concentrated within a single industry or group of related industries. There has been no material effect upon our capital expenditures, earnings, or competitive position as a result of Federal, state, or local environmental regulation.

Commitment to our Communities. The Board of Directors and Management believe that the Company plays an important role in the economic well being of the communities it serves. Our Bank has a continuing responsibility to provide a wide range of lending and deposit services to both individuals and businesses. These services are tailored to meet the needs of the communities served by the Company and the Bank.

We offer various loan products which promote home ownership and affordable housing, fuel job growth and support community economic development. Types of loans offered range from personal and commercial loans to real estate, construction, agricultural, mortgage and government-guaranteed community infrastructure loans. Many banking decisions are made locally with the goal of maintaining customer satisfaction.

Recent Developments. In November of 2003 we expanded into Placer County with the opening of our de novo branch in the community of Tahoe City. Also in November 2003, we increased our deposit base by $45 million within our service area through the acquisition of five branches from a competitor. The branch acquisition involved the purchase of deposits and certain fixed and other assets related to the branches located in the communities of Kings Beach, Loyalton, Portola, Quincy and Truckee. The deposits of the Portola, Quincy and Truckee branches were consolidated into our existing branches in those communities while the Kings Beach and Loyalton offices were added to our existing branch network.

Trust Preferred Securities. During the third quarter of 2002, the Company formed a wholly owned Connecticut statutory business trust, Plumas Statutory Trust I (the “Trust”). On September 26, 2002, the Company issued to the Trust, Floating Rate Junior Subordinated Deferrable Interest Debentures due 2032 (the “Debentures”) in the aggregate principal amount of $6,186,000. In exchange for these debentures the Trust paid the Company $6,186,000. The Trust funded its purchase of debentures by issuing $6,000,000 in floating rate capital securities (“trust preferred securities”), which were sold to a third party. These trust preferred securities qualify as Tier I capital under current Federal Reserve Board guidelines. The Debentures are the only asset of the Trust. The interest rate and terms on both instruments are substantially the same. The rate is based on the three month LIBOR (London Interbank Offered Rate) plus 3.40% not to exceed 11.9% adjustable quarterly. The proceeds from the sale of the Debentures were primarily used by the Company to inject capital into the Bank.

The Debentures and trust preferred securities accrue and pay distributions quarterly based on the floating rate described above on the stated liquidation value of $1,000 per security. The Company has entered into contractual agreements which, taken collectively, fully and unconditionally guarantee payment of: (1) accrued and unpaid distributions required to be paid on the capital securities; (2) the redemption price with respect to any capital securities called for redemption by the Trust, and (3) payments due upon voluntary or involuntary dissolution, winding up, or liquidation of the Trust.

The trust preferred securities are mandatorily redeemable upon maturity of the Debentures on September 26, 2032, or upon earlier redemption as provided in the indenture.

Business Concentrations. No individual or single group of related customer accounts is considered material in relation to the Banks’ assets or deposits, or in relation to our overall business. However, at December 31, 2003 approximately 56.8% of the Bank’s total loan portfolio consisted of real estate-secured loans, including real estate mortgage loans, real estate construction loans, consumer equity lines of credit, and agricultural loans secured by real estate. Moreover, our business activities are currently focused in the California counties of Plumas, Nevada, Placer, Lassen, Modoc, Shasta and Sierra. Consequently, our results of operations and financial condition are dependent upon the general trends in these California economies and, in particular, the residential and commercial real estate markets. In addition, the concentration of our operations in these areas of California exposes us to greater risk than other banking companies with a wider geographic base in the event of catastrophes, such as earthquakes, fires and floods in these regions in California.

Competition. With respect to commercial bank competitors, the business is largely dominated by a relatively small number of major banks with many offices operating over a wide geographical area. These banks have, among other advantages, the ability to finance wide-ranging and effective advertising campaigns and to allocate their resources to regions of highest yield and demand. Many of the major banks operating in the area offer certain services that we do not offer directly but may offer indirectly through correspondent institutions. By virtue of their greater total capitalization, such banks also have substantially higher lending limits than we do. For customers whose loan demands exceed our legal lending limit, we attempt to arrange for such loans on a participation basis with correspondent banks.

In addition to other banks, our competitors include savings institutions, credit unions, and numerous non-banking institutions such as finance companies, leasing companies, insurance companies, brokerage firms, and investment banking firms. In recent years, increased competition has also developed from specialized finance and non-finance companies that offer wholesale finance, credit card, and other consumer finance services, including on-line banking services and personal financial software. Strong competition for deposit and loan products affects the rates of those products as well as the terms on which they are offered to customers. Mergers between financial institutions have placed additional pressure on banks within the industry to streamline their operations, reduce expenses, and increase revenues to remain competitive. Competition has also intensified due to federal and state interstate banking laws enacted in the mid-1990’s, which permit banking organizations to expand into other states, and the relatively large California market has been particularly attractive to out-of-state institutions. The Financial Modernization Act, which became effective March 11, 2000, has made it possible for full affiliations to occur between banks and securities firms, insurance companies, and other financial companies, and has also intensified competitive conditions.

Currently, within the Bank’s service area there are 20 branch offices of competing institutions, including 15 branches of 4 major banks. As of June 30, 2003, the Federal Deposit Insurance Corporation estimated the Bank’s market share of insured deposits within the communities it serves to be as follows: Quincy 73%, Portola 53%, Truckee 17%, Fall River Mills 41%, Alturas 35%, Susanville 25%, Chester 71%, Kings Beach 39% and 100% in the communities of Greenville, Westwood and Loyalton. As of June 30, 2003, the Bank had no market share in the community of Tahoe City, the location of our de novo branch, which opened its doors in November 2003. Additionally the market share data above includes the market share of the five branches that were acquired in November 2003.

Technological innovations have also resulted in increased competition in financial services markets. Such innovation has, for example, made it possible for non-depository institutions to offer customers automated transfer payment services that previously were considered traditional banking products. In addition, many customers now expect a choice of delivery systems and channels, including telephone, mail, home computer, ATMs, full-service branches, and/or in-store branches. The sources of competition in such products include traditional banks as well as savings associations, credit unions, brokerage firms, money market and other mutual funds, asset management groups, finance and insurance companies, internet-only financial intermediaries, and mortgage banking firms.

For many years we have countered rising competition by providing our own style of community-oriented, personalized service. We rely on local promotional activity, personal contacts by our officers, directors, employees, and shareholders, automated 24-hour banking, and the individualized service that we can provide through our flexible policies. This appears to be well-received by our customers throughout our service area, who appreciate a more personal and customer-oriented environment in which to conduct their financial transactions. We have also embraced the electronic age and installed telephone banking and personal computer and internet banking with bill payment capabilities to meet the needs of customers with electronic access requirements. This high tech and high touch approach allows the customers to customize their access to our services based on their particular preference.

Employees. At December 31, 2003, the Company and its subsidiary employed 191 persons. On a full-time equivalent basis, we employed 155 persons. We believe our employee relations are excellent.

Supervision and Regulation

The Company. As a bank holding company, we are subject to regulation under the Bank Holding Company Act of 1956, as amended, (the “BHCA”), and are registered with and subject to the supervision of the Federal Reserve Bank (the “FRB”). It is the policy of the FRB, that each bank holding company serve as a source of financial and managerial strength to its subsidiary banks. We are required to file reports with the FRB and provide such additional information as the FRB may require. The FRB has the authority to examine us and our subsidiary, as well as any arrangements between us and our subsidiary, with the cost of any such examination to be borne by us.

The BHCA requires us to obtain the prior approval of the FRB before acquisition of all or substantially all of the assets of any bank or ownership or control of the voting shares of any bank if, after giving effect to the acquisition, we would own or control, directly or indirectly, more than 5% of the voting shares of that bank. Amendments to the BHCA expand the circumstances under which a bank holding company may acquire control of or all or substantially all of the assets of a bank located outside the State of California.

We may not engage in any business other than managing or controlling banks or furnishing services to our subsidiary, with the exception of certain activities which, in the opinion of the FRB, are so closely related to banking or to managing or controlling banks as to be incidental to banking. In addition, we are generally prohibited from acquiring direct or indirect ownership or control of more than 5% of the voting shares of any company unless that company is engaged in such authorized activities and the Federal Reserve approves the acquisition.

We and our subsidiary are prohibited from engaging in certain tie-in arrangements in connection with any extension of credit, sale or lease of property or provision of services. For example, with certain exceptions, the bank may not condition an extension of credit on a customer obtaining other services provided by us, the bank or any other subsidiary of ours, or on a promise by the customer not to obtain other services from a competitor. In addition, federal law imposes certain restrictions on transactions between the bank and its affiliates. As affiliates, the bank and we are subject, with certain exceptions, to the provisions of federal law imposing limitations on and requiring collateral for extensions of credit by the bank to any affiliate.

The Bank. As a California state-chartered bank that is not a member of the Federal Reserve, Plumas Bank is subject to primary supervision, examination and regulation by the FDIC, the California Department of Financial Institutions (the “DFI”) and is subject to applicable regulations of the FRB. The Bank’s deposits are insured by the FDIC to applicable limits. As a consequence of the extensive regulation of commercial banking activities in California and the United States, banks are particularly susceptible to changes in California and federal legislation and regulations, which may have the effect of increasing the cost of doing business, limiting permissible activities or increasing competition.

Various other requirements and restrictions under the laws of the United States and the State of California affect the operations of the Bank. Federal and California statutes and regulations relate to many aspects of the Bank’s operations, including reserves against deposits, interest rates payable on deposits, loans, investments, mergers and acquisitions, borrowings, dividends, branching, capital requirements and disclosure obligations to depositors and borrowers. California law presently permits a bank to locate a branch office in any locality in the state. Additionally, California law exempts banks from California usury laws.

Capital Standards. The FRB and the FDIC have risk-based capital adequacy guidelines intended to provide a measure of capital adequacy that reflects the degree of risk associated with a banking organization’s operations for both transactions reported on the balance sheet as assets, and transactions, such as letters of credit and recourse arrangements, which are reported as off-balance-sheet items. Under these guidelines, nominal dollar amounts of assets and credit equivalent amounts of off-balance-sheet items are multiplied by one of several risk adjustment percentages, which range from 0.0% for assets with low credit risk, such as certain U.S. government securities, to 100.0% for assets with relatively higher credit risk, such as business loans.

A banking organization’s risk-based capital ratios are obtained by dividing its qualifying capital by its total risk-adjusted assets and off-balance-sheet items. The regulators measure risk-adjusted assets and off-balance-sheet items against both total qualifying capital (the sum of Tier 1 capital and limited amounts of Tier 2 capital) and Tier 1 capital. Tier 1 capital consists of common stock, retained earnings, noncumulative perpetual preferred stock and minority interests in certain subsidiaries, less most other intangible assets. Tier 2 capital may consist of a limited amount of the allowance for loan and lease losses and certain other instruments with some characteristics of equity. The inclusion of elements of Tier 2 capital is subject to certain other requirements and limitations of the federal banking agencies. Since December 31, 1992, the FRB and the FDIC have required a minimum ratio of qualifying total capital to risk-adjusted assets and off-balance-sheet items of 8.0%, and a minimum ratio of Tier 1 capital to risk-adjusted assets and off-balance-sheet items of 4.0%.

In addition to the risk-based guidelines, the FRB and FDIC require banking organizations to maintain a minimum amount of Tier 1 capital to average total assets, referred to as the leverage ratio. For a banking organization rated in the highest of the five categories used by regulators to rate banking organizations, the minimum leverage ratio of Tier 1 capital to total assets is 3.0%. It is improbable, however, that an institution with a 3.0% leverage ratio would receive the highest rating by the regulators since a strong capital position is a significant part of the regulators’ ratings. For all banking organizations not rated in the highest category, the minimum leverage ratio is at least 100 to 200 basis points above the 3.0% minimum. Thus, the effective minimum leverage ratio, for all practical purposes, is at least 4.0% or 5.0%. In addition to these uniform risk-based capital guidelines and leverage ratios that apply across the industry, the FRB and FDIC have the discretion to set individual minimum capital requirements for specific institutions at rates significantly above the minimum guidelines and ratios.

A bank that does not achieve and maintain the required capital levels may be issued a capital directive by the FDIC to ensure the maintenance of required capital levels. As discussed above, we are required to maintain certain levels of capital, as is the Bank. The regulatory capital guidelines as well as our actual capitalization on a consolidated basis and for the Bank and Bancorp as of December 31, 2003 follow:

	Requirement
	Adequately	Well	Plumas	Plumas
	Capitalized	Capitalized	Bank	Bancorp
Total risk-based capital ratio	8.0%	10.0%	11.1%	11.3%
Tier 1 risk-based capital ratio	4.0%	6.0%	10.3%	10.4%
Tier 1 leverage capital ratio	4.0%	5.0%	8.2%	8.4%

If Tier I capital treatment for our trust preferred securities were disallowed, there would be a reduction in our consolidated capital ratios. The following table shows as of December 31, 2003:

•	our current capital position,

•	our pro forma capital position if the FRB granted only Tier II status to our trust preferred securities,

•	our pro forma capital position if the FRB excluded entirely our trust preferred securities from capital, and

•	the minimum regulatory capital requirements.

		Tier 1 Risk-	Total Risk-
		Based Capital	Based Capital
	Leverage Ratio	Ratio	Ratio
Plumas Bancorp’s current capital Position	8.4%	10.4%	11.3%
Assuming trust preferred securities only qualified as Tier 2 capital	6.7%	8.5%	9.7%
Assuming trust preferred securities were excluded entirely from capital	6.7%	8.3%	9.2%
Minimum regulatory requirement	4.0%	4.0%	8.0%

As the table shows, we would continue to meet minimum regulatory capital requirements under FRB guidelines in the event that the FRB elected to change its position with regards to the capital treatment of trust preferred securities. If Tier I capital treatment were disallowed, then we could redeem the trust preferred securities pursuant to the terms of the trust preferred securities, and have the ability to identify and obtain other sources of capital. The rules regarding special purpose entities are further discussed in the section titled “Recent Accounting Pronouncements.”

Prompt Corrective Action. Federal banking agencies possess broad powers to take corrective and other supervisory action to resolve the problems of insured depository institutions, including those institutions that fall below one or more prescribed minimum capital ratios described above. An institution that, based upon its capital levels, is classified as well capitalized, adequately capitalized, or undercapitalized may be treated as though it were in the next lower capital category if the appropriate federal banking agency, after notice and opportunity for hearing, determines that an unsafe or unsound condition or an unsafe or unsound practice warrants such treatment. At each successive lower capital category, an insured depository institution is subject to more restrictions.

In addition to measures taken under the prompt corrective action provisions, commercial banking organizations may be subject to potential enforcement actions by the federal regulators for unsafe or unsound practices in conducting their businesses or for violations of any law, rule, regulation, or any condition imposed in writing by the agency or any written agreement with the agency. Enforcement actions may include the imposition of a conservator or receiver, the issuance of a cease-and-desist order that can be judicially enforced, the termination of insurance of deposits (in the case of a depository institution), the imposition of civil money penalties, the issuance of directives to increase capital, the issuance of formal and informal agreements, the issuance of removal and prohibition orders against institution-affiliated parties and the enforcement of such actions through injunctions or restraining orders based upon a judicial determination that the agency would be harmed if such equitable relief was not granted. Additionally, a holding company’s inability to serve as a source of strength to its subsidiary banking organizations could serve as an additional basis for a regulatory action against the holding company.

Premiums for Deposit Insurance. Through the Bank Insurance Fund, or BIF, the FDIC insures our customer deposits up to prescribed limits for each depositor. The amount of FDIC assessments paid by each BIF member institution is based on its relative risk of default as measured by regulatory capital ratios and other factors. Specifically, the assessment rate is based on the institution’s capitalization risk category and supervisory subgroup category. An institution’s capitalization risk category is based on the FDIC’s determination of whether the institution is well capitalized, adequately capitalized or less than adequately capitalized. An institution’s supervisory subgroup category is based on the FDIC’s assessment of the financial condition of the institution and the probability that FDIC intervention or other corrective action will be required.

The assessment rate currently ranges from zero to 27 cents per $100 of domestic deposits. The FDIC may increase or decrease the assessment rate schedule on a semi-annual basis. Due to continued growth in deposits and some recent bank failures, the BIF is nearing its minimum ratio of 1.25% of insured deposits as mandated by law. If the ratio drops below 1.25%, it is likely the FDIC will be required to assess premiums on all banks. Any increase in assessments or the assessment rate could have a material adverse effect on our business, financial condition, results of operations or cash flows, depending on the amount of the increase. Furthermore, the FDIC is authorized to raise insurance premiums under certain circumstances.

The FDIC is authorized to terminate a depository institution’s deposit insurance upon a finding by the FDIC that the institution’s financial condition is unsafe or unsound or that the institution has engaged in unsafe or unsound practices or has violated any applicable rule, regulation, order or condition enacted or imposed by the institution’s regulatory agency. The termination of deposit insurance for the bank would have a material adverse effect on our business, financial condition, results of operations or cash flows.

All FDIC-insured depository institutions must pay an annual assessment to provide funds for the payment of interest on bonds issued by the Financing Corporation, a federal corporation chartered under the authority of the Federal Housing Finance Board. The bonds, commonly referred to as FICO bonds, were issued to capitalize the Federal Savings and Loan Insurance Corporation. The FDIC established the FICO assessment rates effective for the first half of 2004 at approximately 1.54 cents for each $100 of assessable deposits. The FICO assessments are adjusted quarterly to reflect changes in the assessment bases of the FDIC’s insurance funds and do not vary depending on a depository institution’s capitalization or supervisory evaluations.

Federal Home Loan Bank System. The bank is a member of the Federal Home Loan Bank of San Francisco (the “FHLB-SF”). Among other benefits, each Federal Home Loan Bank (“FHLB”), serves as a reserve or central bank for its members within its assigned region. Each FHLB is financed primarily from the sale of consolidated obligations of the FHLB system. Each FHLB makes available loans or advances to its members in compliance with the policies and procedures established by the Board of Directors of the individual FHLB. As an FHLB member, the bank is required to own capital stock in an FHLB in an amount equal to the greater of:

•	1% of its aggregate outstanding principal amount of its residential mortgage loans, home purchase contracts and similar obligations at the beginning of each calendar year, or

•	5% of its FHLB advances or borrowings.

A new capital plan of the FHLB-SF was approved by the Federal Housing Finance Board and will be implemented on April 1, 2004. The new capital plan incorporates a single class of stock with a par value of $100 per share, and may be issued, exchanged, redeemed, and repurchased only at par value. Each member will be required to own stock in amount equal to the greater of:

•	a membership stock requirement with an initial cap of $25 million (100% of “membership asset value” as defined), or

•	an activity based stock requirement (based on percentage of outstanding advances).

The new capital stock is redeemable on five years’ written notice, subject to certain conditions.

We do not believe that the initial implementation of the FHLB-SF new capital plan as approved will have a material impact upon our business, financial condition, results of operations or cash flows. However, the bank could be required to purchase as much as 50% additional capital stock or sell as much as 50% of its proposed capital stock requirement at the discretion of the FHLB-SF.

Federal Reserve System. The FRB requires all depository institutions to maintain non-interest bearing reserves at specified levels against their transaction accounts and non-personal time deposits. At December 31, 2003, we were in compliance with these requirements.

Impact of Monetary Policies. The earnings and growth of the bank are subject to the influence of domestic and foreign economic conditions, including inflation, recession and unemployment. The earnings of the bank are affected not only by general economic conditions but also by the monetary and fiscal policies of the United States and federal agencies, particularly the FRB. The FRB can and does implement national monetary policy, such as seeking to curb inflation and combat recession, by its open market operations in United States Government securities and by its control of the discount rates applicable to borrowings by banks from the FRB. The actions of the FRB in these areas influence the growth of bank loans and leases, investments and deposits and affect the interest rates charged on loans and leases and paid on deposits. The FRB’s policies have had a significant effect on the operating results of commercial banks and are expected to continue to do so in the future. The nature and timing of any future changes in monetary policies are not predictable.

Extensions of Credit to Insiders and Transactions with Affiliates. The Federal Reserve Act and FRB Regulation O place limitations and conditions on loans or extensions of credit to:

•	a bank’s or bank holding company’s executive officers, directors and principal shareholders (i.e., in most cases, those persons who own, control or have power to vote more than 10% of any class of voting securities),

•	any company controlled by any such executive officer, director or shareholder, or

•	any political or campaign committee controlled by such executive officer, director or principal shareholder.

Loans and leases extended to any of the above persons must comply with loan-to-one-borrower limits, require prior full board approval when aggregate extensions of credit to the person exceed specified amounts, must be made on substantially the same terms (including interest rates and collateral) as, and follow credit-underwriting procedures that are not less stringent than, those prevailing at the time for comparable transactions with non-insiders, and must not involve more than the normal risk of repayment or present other unfavorable features. In addition, Regulation O provides that the aggregate limit on extensions of credit to all insiders of a bank as a group cannot exceed the bank’s unimpaired capital and unimpaired surplus. Regulation O also prohibits a bank from paying an overdraft on an account of an executive officer or director, except pursuant to a written pre-authorized interest-bearing extension of credit plan that specifies a method of repayment or a written pre-authorized transfer of funds from another account of the officer or director at the bank.

Consumer Protection Laws and Regulations. The bank regulatory agencies are focusing greater attention on compliance with consumer protection laws and their implementing regulations. Examination and enforcement have become more intense in nature, and insured institutions have been advised to monitor carefully compliance with such laws and regulations. The bank is subject to many federal consumer protection statutes and regulations, some of which are discussed below.

The Community Reinvestment Act (the “CRA”) is intended to encourage insured depository institutions, while operating safely and soundly, to help meet the credit needs of their communities. The CRA specifically directs the federal regulatory agencies, in examining insured depository institutions, to assess a bank’s record of helping meet the credit needs of its entire community, including low- and moderate-income neighborhoods, consistent with safe and sound banking practices. The CRA further requires the agencies to take a financial institution’s record of meeting its community credit needs into account when evaluating applications for, among other things, domestic branches, mergers or acquisitions, or holding company formations. The agencies use the CRA assessment factors in order to provide a rating to the financial institution. The ratings range from a high of “outstanding” to a low of “substantial noncompliance.” In its last examination for CRA compliance, as of October 2002, the bank was rated “satisfactory.”

The Equal Credit Opportunity Act (the “ECOA”) generally prohibits discrimination in any credit transaction, whether for consumer or business purposes, on the basis of race, color, religion, national origin, sex, marital status, age (except in limited circumstances), receipt of income from public assistance programs, or good faith exercise of any rights under the Consumer Credit Protection Act.

The Truth in Lending Act (the “TILA”) is designed to ensure that credit terms are disclosed in a meaningful way so that consumers may compare credit terms more readily and knowledgeably. As a result of the TILA, all creditors must use the same credit terminology to express rates and payments, including the annual percentage rate, the finance charge, the amount financed, the total of payments and the payment schedule, among other things.

The Fair Housing Act (the “FH Act”) regulates many practices, including making it unlawful for any lender to discriminate in its housing-related lending activities against any person because of race, color, religion, national origin, sex, handicap or familial status. A number of lending practices have been found by the courts to be, or may be considered, illegal under the FH Act, including some that are not specifically mentioned in the FH Act itself.

The Home Mortgage Disclosure Act (the “HMDA”), in response to public concern over credit shortages in certain urban neighborhoods, requires public disclosure of information that shows whether financial institutions are serving the housing credit needs of the neighborhoods and communities in which they are located. The HMDA also includes a “fair lending” aspect that requires the collection and disclosure of data about applicant and borrower characteristics as a way of identifying possible discriminatory lending patterns and enforcing anti-discrimination statutes.

The Right to Financial Privacy Act (the “RFPA”) imposes a new requirement for financial institutions to provide new privacy protections to consumers. Financial institutions must provide disclosures to consumers of its privacy policy, and state the rights of consumers to direct their financial institution not to share their nonpublic personal information with third parties.

Finally, the Real Estate Settlement Procedures Act (the “RESPA”) requires lenders to provide borrowers with disclosures regarding the nature and cost of real estate settlements. Also, RESPA prohibits certain abusive practices, such as kickbacks, and places limitations on the amount of escrow accounts.

Penalties for noncompliance or violations under the above laws may include fines, reimbursement and other penalties. Due to heightened regulatory concern related to compliance with CRA, ECOA, TILA, FH Act, HMDA, RFPA and RESPA generally, the Company may incur additional compliance costs or be required to expend additional funds for investments in its local community.

Recent and Proposed Legislation. Our operations and the operations of the bank are subject to extensive regulation by federal, state, and local governmental authorities and are subject to various laws and judicial and administrative decisions imposing requirements and restrictions on part or all of their respective operations. We believes that we are in substantial compliance in all material respects with all applicable federal, state and local laws, rules and regulations. Because our business and the business of the bank is highly regulated, the laws, rules and regulations applicable to each of them are subject to regular modification and change.

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

Sarbanes-Oxley Act. On July 30, 2002, the President signed into law the Sarbanes-Oxley Act of 2002 implementing legislative reforms intended to address corporate and accounting fraud. The Act applies to publicly reporting companies. In addition to the establishment of a new accounting oversight board which will enforce auditing, quality control and independence standards and will be funded by fees from all publicly traded companies, the bill restricts provision of both auditing and consulting services by accounting firms. To maintain auditor independence, any non-audit services being provided to an audit client will require pre-approval by the company’s audit committee members. In addition, the audit partners must be rotated.

The Act also requires chief executive officers and chief financial officers, or their equivalent, to certify to the accuracy of periodic reports filed with the Securities and Exchange Commission, or SEC, subject to civil and criminal penalties if they knowingly or willfully violate this certification requirement. In addition, under the Act, legal counsel will be required to report evidence of a material violation of the securities laws or a breach of fiduciary duty by a company to its chief executive officer or its chief legal officer, and, if such officer does not appropriately respond, to report such evidence to the audit committee or other similar committee of the board of directors or the board itself. The Act also requires officers to forfeit certain bonuses and profits under certain circumstances. Specifically, if an issuer is required to prepare an accounting restatement due to the material noncompliance of the issuer, as a result of misconduct, with any financial reporting requirement under the securities laws, the chief executive officer and chief financial officer of the issuer shall be required to reimburse the issuer for (1) any bonus or other incentive-based or equity-based compensation received by that person from the issuer during the 12-month period following the first public issuance or filing with the Securities and Exchange Commission (SEC) of the financial document embodying such financial reporting requirement; and (2) any profits realized from the sale of securities of the issuer during that 12-month period.

Longer prison terms and increased penalties will also be applied to corporate executives who violate federal securities laws, the period during which certain types of suits can be brought against a company or its officers has been extended, and bonuses issued to top executives prior to restatement of a company’s financial statements are now subject to disgorgement if such restatement was due to corporate misconduct. Executives are also prohibited from insider trading during retirement plan “blackout” periods, and loans to company executives are restricted. The Act accelerates the time frame for disclosures by public companies, as they must immediately disclose any material changes in their financial condition or operations. Directors and executive officers must also provide information for most changes in ownership in a company’s securities within twenty-four hours.

The Act also prohibits any officer or director of a company or any other person acting under their direction from taking any action to fraudulently influence, coerce, manipulate or mislead any independent public or certified accountant engaged in the audit of the company’s financial statements for the purpose of rendering the financial statements materially misleading. The Act also requires the SEC to prescribe rules requiring inclusion of an internal control report and assessment by management in the annual report to shareholders. In addition, the Act requires that each financial report required to be prepared in accordance with (or reconciled to) accounting principles generally accepted in the United States of America and filed with the SEC reflect all material correcting adjustments that are identified by a “registered public accounting firm” in accordance with accounting principles generally accepted in the United States of America and the rules and regulations of the SEC.

USA PATRIOT Act. In the wake of the tragic events of September 11th, on October 26, 2001, the President signed the Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001, referred to as the USA PATRIOT Act. Under the USA PATRIOT Act, financial institutions are subject to prohibitions regarding specified financial transactions and account relationships as well as enhanced due diligence and “know your customer” standards in their dealings with foreign financial institutions and foreign customers. For example, the enhanced due diligence policies, procedures, and controls generally require financial institutions to take reasonable steps:

•	To conduct enhanced scrutiny of account relationships to guard against money laundering and report any suspicious transaction,

•	To ascertain the identity of the nominal and beneficial owners of, and the source of funds deposited into, each account as needed to guard against money laundering and report any suspicious transactions,

•	To ascertain for any foreign bank, the shares of which are not publicly traded, the identity of the owners of the foreign bank, and the nature and extent of the ownership interest of each such owner, and

•	To ascertain whether any foreign bank provides correspondent accounts to other foreign banks and, if so, the identity of those foreign banks and related due diligence information.

The USA PATRIOT Act sets forth minimum standards for anti-money laundering programs, including:

•	The development of internal policies, procedures, and controls,

•	The designation of a compliance officer,

•	An ongoing employee training program, and

•	An independent audit function to test the programs.

The board of directors of the Bank adopted comprehensive policies and procedures to address the requirements of the USA PATRIOT Act.

Financial Services Modernization Legislation Act. On November 12, 1999 the Gramm-Leach-Bliley Act of 1999, also known as the Financial Services Modernization Act, was signed into law. The Financial Services Modernization Act is intended to modernize the banking industry by removing barriers to affiliation among banks, insurance companies, the securities industry and other financial service providers. It provides financial organizations with the flexibility of structuring such affiliations through a holding company structure or through a financial subsidiary of a bank, subject to certain limitations. The Financial Services Modernization Act establishes a new type of bank holding company known as a financial holding company that may engage in an expanded list of activities that are financial in nature, which include securities and insurance brokerage, securities underwriting, insurance underwriting and merchant banking.

The Financial Services Modernization Act also sets forth a system of functional regulation that makes the FRB the “umbrella supervisor” for holding companies, while providing for the supervision of the holding company’s subsidiaries by other federal and state agencies. A bank holding company may not become a financial holding company if any of its subsidiary financial institutions are not well-capitalized or well-managed. Further, each bank subsidiary of the holding company must have received at least a satisfactory CRA rating. The Financial Services Modernization Act also expands the types of financial activities a national bank may conduct through a financial subsidiary, addresses state regulation of insurance, provides privacy protection for nonpublic customer information of financial institutions, modernizes the FHLB system and makes miscellaneous regulatory improvements. The FRB and the Secretary of the Treasury must coordinate their supervision regarding approval of new financial activities to be conducted through a financial holding company or through a financial subsidiary of a bank. While the provisions of the Financial Services Modernization Act regarding activities that may be conducted through a financial subsidiary directly apply only to national banks, those provisions indirectly apply to state-chartered banks.

In addition, the bank is subject to other provisions of the Financial Services Modernization Act, including those relating to CRA, privacy and safe-guarding confidential customer information, regardless of whether we elect to become a financial holding company or to conduct activities through a financial subsidiary of the bank. We do not, however, currently intend to file a notice with the FRB to become a financial holding company or to engage in expanded financial activities through a financial subsidiary of the bank.

We do not believe that the Financial Services Modernization Act will have a material adverse effect on our or the bank’s operations in the near term. However, to the extent that it permits banks, securities firms, and insurance companies to affiliate, the financial services industry may experience further consolidation. The Financial Services Modernization Act is intended to grant to community banks certain powers as a matter of right that larger institutions have accumulated on an ad hoc basis. Nevertheless, this Act may have the result of increasing the amount of competition that we and the bank face from larger institutions and other types of companies offering financial products, many of which may have substantially more financial resources than us and the bank.

Other. Various other legislation, including proposals to overhaul the bank regulatory system and to limit the investments that a depository institution may make with insured funds, is introduced into Congress or the California Legislature from time to time. We cannot determine the ultimate effect that any potential legislation, if enacted, or regulations promulgated there under, would have upon the business, financial condition, results of operations or cash flows of us or the bank.

Recent Accounting Pronouncements. In December 2003, the FASB revised FASB Interpretation No. 46, Consolidation of Variable Interest Entities (FIN 46). This interpretation of Accounting Research Bulletin No. 51, Consolidated Financial Statements, addresses consolidation by business enterprises of variable interest entities that possess certain characteristics. FIN 46 requires that if a business enterprise has a controlling financial interest in a variable interest entity, the assets, liabilities, and results of the activities of the variable interest entity must be included in the consolidated financial statements with those of the business enterprise. We adopted FIN 46 on December 31, 2003. Adoption of this standard required us to deconsolidate our investment in Plumas Statutory Trust I made in September 2002. The deconsolidation of Plumas Statutory Trust I, formed in connection with the issuance of trust preferred securities, appears to be an unintended consequence of FIN 46. In management’s opinion, the effect of deconsolidation on our consolidated financial position, results of operations and cash flows was not material.

In July 2003, the FRB issued a supervisory letter instructing bank holding companies to continue to include trust preferred securities in their Tier 1 capital for regulatory capital purposes until notice is given to the contrary. The FRB intends to review the regulatory implications of the accounting changes resulting from FIN 46 and, if necessary or warranted, provide further appropriate guidance. We cannot assure you that the Federal Reserve will continue to allow institutions to include trust preferred securities in Tier 1 capital for regulatory capital purposes.

On April 30, 2003, the Financial Accounting Standards Board, or FASB, issued SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities. This statement amends and clarifies the accounting for derivative instruments by providing guidance related to circumstances under which a contract with a net investment meets the characteristics of a derivative as discussed in SFAS No. 133. The statement also clarifies when a derivative contains a financing component. The statement is intended to result in more consistent reporting for derivative contracts and must be applied prospectively for contracts entered into or modified after June 30, 2003, except for hedging relationships designated after June 30, 2003. In management’s opinion, adoption of this statement is not expected to have a material impact on our consolidated financial position, results of operations or cash flows.

ITEM 2. PROPERTIES

Of the Company’s twelve depository branches, nine are owned and three are leased. In addition the company owns two administrative facilities and leases three other administrative lending offices. The Company also owns three real estate investment properties that are expected to either be used in its operations or sold.

Owned Properties
35 South Lindan Avenue Quincy, California (1)	32 Central Avenue Quincy, California (1)	336 West Main Street Quincy, California

120 North Pine Street Portola, California	121 Crescent Street Greenville, California	315 Birch Street Westwood, California (2)

43163 Highway 299E Fall River Mills, California	510 North Main Street Alturas, California	3000 Riverside Drive Susanville, California

255 Main Street Chester, California	8475 North Lake Boulevard Kings Beach, California	76 Crescent Street Quincy, California (3)

24 West Sierra Avenue Portola, California (3)	100 Grand Avenue Susanville, California (3)

Leased Properties
11429 Donner Pass Road Truckee, California	243 North Lake Boulevard Tahoe City, California	604 Main Street Loyalton, California

11317 Deerfield Drive Truckee, California (1)	10059 Palisades Drive Truckee, California (1)	10116 Jibboom Truckee, California (1)

(1)	Non-branch administrative or credit administrative offices.

(2)	The Westwood branch is a mortgaged property with an outstanding balance of $87,000 at December 31, 2003.

(3)	Real estate investment property not currently in use.

Total rental expenses under all leases, including premises, totaled $179,000, $85,000 and $97,000, in 2003, 2002 and 2001 respectively. The expiration dates of the leases vary, with the first such lease expiring during 2004 and the last such lease expiring during 2008. Future minimum lease payments in dollars are as follows:

Year Ending
December 31,
2004	$232,500
2005	225,000
2006	153,400
2007	101,600
2008	32,500

Total	$745,000

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

ITEM 3. LEGAL PROCEEDINGS

From time to time, the Company and/or its subsidiary are a party to claims and legal proceedings arising in the ordinary course of business. In the opinion of the Company’s management, the amount of ultimate liability with respect to such proceedings will not have a material adverse effect on the financial condition or results of operations of the Company taken as a whole.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to vote of the security holders during the fourth quarter of the period covered by this report.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Company’s common stock is quoted on the Over-The-Counter (OTC) Bulletin Board under the ticker symbol “PLBC”. As of December 31, 2003, there were 3,242,027 shares of the Company’s stock outstanding held by approximately 1,600 shareholders of record as of the same date. The following table shows the high and low prices for the common stock, for each quarter as reported by Yahoo Finance. The stock prices and per share cash dividends presented below have been adjusted to reflect the three-for-two stock split issued in November 2002.

		Closing Prices
Quarter	Dividends	High	Low
4th Quarter 2003	$0.12	$20.25	$18.75
3rd Quarter 2003	—	$20.00	$18.75
2nd Quarter 2003	$0.12	$19.25	$16.63
1st Quarter 2003	—	$17.50	$15.30
4th Quarter 2002	$0.05	$17.00	$14.83
3rd Quarter 2002	—	$16.67	$13.83
2nd Quarter 2002	$0.22	$15.00	$9.80
1st Quarter 2002	—	$10.67	$9.33

Dividends paid to shareholders by the Company are subject to restrictions set forth in California General Corporation Law, which provides that a corporation may make a distribution to its shareholders if retained earnings immediately prior to the dividend payout are at least equal to the amount of the proposed distribution. As a bank holding company without significant assets other than its equity position in the Bank, the Company’s ability to pay dividends to its shareholders depends primarily upon dividends it receives from the Bank. Such dividends paid by the Bank to the Company are subject to certain limitations. See “Item 1 Business - Supervision and Regulation - Capital Standards”.

It is the policy of the Company to periodically distribute excess retained earnings to the shareholders through the payment of cash dividends. Such dividends help promote shareholder value and capital adequacy by enhancing the marketability of the Company’s stock. All authority to provide a return to the shareholders in the form of a cash or stock dividend or split rests with the Board of Directors (the “Board). The Board will periodically, but on no regular schedule, review the appropriateness of a cash dividend payment. The Board by resolution shall set the amount, the record date and the payment date of any dividend after considering numerous factors, including the Company’s regulatory capital requirements, earnings, financial condition and the need for capital for expanded growth and general economic conditions. Although no assurance can be given that cash or stock dividends will be paid in the future the Company’s dividend payout ratio over the last five years has averaged approximately 25%.

Securities Authorized for Issuance under Equity Compensation Plans. The following table sets forth securities authorized for issuance under equity compensation plans as for December 31, 2003.

Number of securities remaining
	Number of securities to	Weighted-average	available for future issuance
	be issued upon exercise	exercise price of	under equity compensation
	of outstanding options,	outstanding options,	plans (excluding securities
	warrants and rights	warrants and rights	reflected in column (a))
Plan Category	(a)	(b)	(c)
Equity compensation plans approved by security holders	291,080	$13.01	447,575
Equity compensation plans not approved by security holders	None	Not Applicable	None

Total	291,080	$13.01	447,575

A complete description of the above plans is included in Note 10 of the Company’s Consolidated Financial Statements in Item 8 of this Annual Report on Form 10K, and is hereby incorporated by reference.

ITEM 6. SELECTED FINANCIAL DATA

Summary of Consolidated Financial Data and Performance Ratios

	At or for the year ended December 31,
	2003	2002	2001	2000	1999
	(dollars in thousands except per share information)
Statement of Income
Interest income	$18,413	$18,389	$19,149	$18,455	$15,500
Interest expense	3,013	4,038	6,373	6,724	5,096

Net interest income	15,400	14,351	12,776	11,731	10,404
Provision for loan losses	750	825	725	500	480
Noninterest income	3,775	3,278	2,854	2,167	1,974
Noninterest expense	13,126	11,604	10,480	9,431	8,188
Provision for income taxes	2,018	2,046	1,667	1,404	1,442

Net income	$3,281	$3,154	$2,758	$2,563	$2,268

Balance sheet (end of period)
Total assets	$390,262	$325,650	$275,090	$243,601	$212,315
Total loans	$217,957	$207,721	$183,676	$164,004	$128,883
Allowance for loan losses	$2,564	$2,471	$2,153	$1,888	$1,608
Total deposits	$355,842	$293,941	$252,206	$223,256	$194,163
Total shareholders’ equity	$25,749	$23,286	$20,617	$18,165	$16,813
Balance sheet (period average)
Total assets	$339,353	$294,708	$257,581	$229,508	$206,800
Total loans	$214,178	$197,900	$176,746	$141,562	$114,785
Total deposits	$304,835	$268,773	$235,840	$209,794	$189,092
Total shareholders’ equity	$25,809	$22,184	$19,423	$17,194	$16,094
Capital ratios
Leverage ratio	8.4%	8.8%	7.4%	7.1%	7.6%
Tier 1 risk-based capital	10.4%	11.8%	9.3%	9.2%	10.1%
Total risk-based capital	11.3%	12.8%	10.3%	10.2%	11.1%
Asset quality ratios
Nonperforming loans/total loans	0.40%	0.86%	0.71%	0.32%	0.50%
Nonperforming assets/total assets	0.22%	0.59%	0.52%	0.34%	0.58%
Allowance for loan losses/total loans	1.18%	1.19%	1.17%	1.15%	1.25%
Performance ratios
Return on average assets	0.97%	1.07%	1.07%	1.12%	1.10%
Return on average equity	12.7%	14.2%	14.2%	14.9%	14.1%
Net interest margin	5.16%	5.48%	5.57%	5.84%	5.53%
Loans to Deposits	61.3%	70.7%	72.8%	73.5%	66.4%
Efficiency ratio	68.5%	65.8%	67.1%	67.9%	66.2%
Per share information
Basic earnings	$1.02	$0.99	$0.87	$0.82	$0.72
Diluted earnings	$0.99	$0.96	$0.86	$0.79	$0.67
Cash dividends	$0.24	$0.27	$0.20	$0.20	$0.18
Dividend payout ratio	23.7%	27.3%	23.0%	24.4%	25.0%
Book value	$7.93	$7.26	$6.46	$5.89	$5.32
Common shares outstanding at period end	3,242,027	3,209,317	3,192,335	3,082,457	3,160,946

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

We are a bank holding company for Plumas Bank, a California state-chartered commercial bank. We derive our income primarily from interest received on real estate related, commercial and consumer loans and, to a lesser extent, fees from the sale or referral of loans, interest on investment securities and fees received in connection with servicing loan and deposit customers. Our major operating expenses are the interest we pay on deposits and borrowings and general operating expenses. We rely on locally-generated deposits to provide us with funds for making loans.

We are subject to competition from other financial institutions and our operating results, like those of other financial institutions operating in California, are significantly influenced by economic conditions in California, including the strength of the real estate market. In addition, both the fiscal and regulatory policies of the federal and state government and regulatory authorities that govern financial institutions and market interest rates also impact the bank’s financial condition, results of operations and cash flows.

One of our strategic objectives is to expand our banking service activities in the Truckee/Tahoe region and the adjacent communities. Consistent with this objective, in 2003 we opened a de novo branch in Tahoe City. Also in 2003 we bought five branches located within our existing service area from Placer Sierra Bank. The transaction closed on November 14, 2003. As a result, our assets and liabilities increased by approximately $45 million and we recorded a premium associated with the branch purchase of $1.7 million. This premium was recorded as an intangible asset with an estimated life of approximately 10 years.

Critical Accounting Policies

Our accounting policies are integral to understanding the financial results reported. Our most complex accounting policies require management’s judgment to ascertain the valuation of assets, liabilities, commitments and contingencies. We have established detailed policies and control procedures that are intended to ensure valuation methods are well controlled and applied consistently from period to period. The following is a brief description of our current accounting policies involving significant management valuation judgments.

Allowance for Loan Losses. The allowance for loan losses represents our best estimate of losses inherent in the existing loan portfolio. The allowance for loan losses is increased by the provision for loan losses charged to expense and reduced by loans charged off, net of recoveries.

We evaluate our allowance for loan losses periodically. We believe that the allowance for loan losses is a “critical accounting estimate” because it is based upon management’s assessment of various factors affecting the collectibility of the loans, including current economic conditions, past credit experience, delinquency status, the value of the underlying collateral, if any, and a continuing review of the portfolio of loans.

We determine the appropriate level of the allowance for loan losses, primarily on an analysis of the various components of the loan portfolio, including all significant credits on an individual basis. We segment the loan portfolio into as many components as practical. Each component would normally have similar characteristics, such as risk classification, past due status, type of loan or lease, industry or collateral.

We cannot provide you with any assurance that further economic difficulties or other circumstances which would adversely affect our borrowers and their ability to repay outstanding loans will not occur which would be reflected in increased losses in our loan portfolio, which could result in actual losses that exceed reserves previously established.

Available for Sale Securities. Statement of Financial Accounting Standards No. 115, Accounting for Certain Investments in Debt and Equity Securities, requires that available-for-sale securities be carried at fair value. We believe this is a “critical accounting estimate” in that the fair value of a security is based on quoted market prices or if quoted market prices are not available, fair values are extrapolated from the quoted prices of similar instruments. Adjustments to the available-for-sale securities fair value impact the consolidated financial statements by increasing or decreasing assets and shareholders’ equity.

Deferred Income Taxes. Deferred income taxes reflect the estimated future tax effects of temporary differences between the reported amount of assets and liabilities for financial reporting purposes and such amounts as measured by tax laws and regulations. We use an estimate of future earnings to support our position that the benefit of our deferred tax assets will be realized. If future income should prove non-existent or less than the amount of the deferred tax assets within the tax years to which they may be applied, the asset may not be realized and our net income will be reduced.

Impairment of Goodwill. Goodwill represents the excess of the purchase price over the fair value of net assets acquired. In accordance with Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets, goodwill will not be amortized but will be evaluated for impairment at least annually. Goodwill will be tested for impairment using quoted market values and a discounted cash flow model to determine if the fair value of our assets, net of liabilities, exceeds the carrying amount. If the fair value of our net assets is determined to be less than the carrying amount, goodwill will be written down through a charge to operations.

The following discussion is designed to provide a better understanding of significant trends related to the Company’s financial condition, results of operations, liquidity, capital resources and interest rate sensitivity. It pertains to the Company’s financial condition, changes in financial condition and results of operations as of December 31, 2003 and 2002 and for each of the three years in the period ended December 31, 2003. The discussion should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto and the other financial information appearing elsewhere herein.

Overview

The Company’s net income increased $127,000, or 4.0%, to $3,281,000 for the year ended December 31, 2003 from $3,154,000 for the same period in 2002. The primary contributors to the modest increase in net income for 2003 were a $1 million decrease in interest expense and a $0.5 million increase in non-interest income largely offset by a $1.5 million increase in non-interest expenses.

Total assets at December 31, 2003 increased $65 million, or 20%, to $390 million from $325 million at December 31, 2002. Growth in total assets was primarily concentrated in the investment portfolio with moderate growth in the loan portfolio. The investment portfolio grew $54 million, or 89%, to $116 million during 2003, while the loan portfolio grew $10 million, or 5%, to $215 million during the same period. Growth in both investments and loans was funded by significant growth in deposits. Deposits grew $62 million, or 21%, to $356 million at December 31, 2003 from $294 million at December 31, 2002. Growth in the Company’s deposits were largely the result of the acquisition, in November 2003 of five branches from Placer Sierra Bank. The deposits purchased amounted to $45.5 million and the funds received from assuming these deposits were directed into the Company’s investment portfolio.

The return on average assets was 0.97% for 2003, down from 1.07% for 2002. The return on average equity was 12.7% for 2003, down from 14.2% for 2002. Although the Company reported its fifteenth consecutive year of earnings growth in 2003, the year’s earnings growth was outpaced by growth in both assets and shareholders’ equity balances. Average assets increased $45 million, or 15%, while average shareholders’ equity increased $3.6 million, or 16% during 2003.

Results of Operations

Net Interest Income before Provision for Loan Losses

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

	Year ended December 31,
	2003			2002			2001
		Interest	Rates		Interest	Rates		Interest	Rates
	Average	income/	earned	Average	income/	earned	Average	income/	earned
	balance	expense	/paid	balance	expense	/ paid	balance	expense	/ paid
	(dollars in thousands)
Assets
Federal funds sold	$11,276	$116	1.03%	$17,465	$275	1.57%	$9,729	$321	3.30%
Investment securities(1)	72,745	2,221	3.05	46,628	2,065	4.43	42,725	2,374	5.56
Total loans (2)(3)	214,178	16,076	7.51	197,900	16,049	8.11	176,746	16,454	9.31

Total earning assets	298,199	18,413	6.17%	261,993	18,389	7.02%	229,200	19,149	8.35%

Cash and due from banks	21,517			16,201			13,983
Other assets	19,637			16,514			14,398

Total assets	$339,353			$294,708			$257,581

Liabilities and shareholders’ equity
Interest bearing demand deposits	$35,668	79	0.22%	$33,070	114	0.34%	$28,131	195	0.69%
Money market deposits	58,814	498	0.85	51,776	775	1.50	42,045	1,285	3.06
Savings deposits	48,866	310	0.63	39,094	432	1.11	32,753	581	1.77
Time deposits	83,186	1,816	2.18	84,195	2,624	3.12	85,307	4,307	5.05
Other borrowings(4)	6,375	310	4.86	1,617	93	5.75	51	5	9.80

Total interest bearing liabilities	232,909	3,013	1.29%	209,752	4,038	1.93%	188,287	6,373	3.38%
Noninterest bearing demand deposits	78,301			60,638			47,604
Other liabilities	2,334			2,134			2,267
Shareholders’ equity	25,809			22,184			19,423

Total liabilities and shareholders’ equity	$339,353			$294,708			$257,581

Net interest income		$15,400			$14,351			$12,776

Net interest spread (5)			4.88%			5.09%			4.97%
Net interest margin (6)			5.16%			5.48%			5.57%

(1)	Not computed on a tax-equivalent basis.

(2)	Average nonaccrual loan balances of $2.0 million for 2003, $1.5 million for 2002 and $0.7 million for 2001 are included in average loan balances for computational purposes.

(3)	Loan origination fees and costs are included in interest income as adjustments of the loan yields over the life of the loan using the interest method. Loan interest income includes net loan fees of $579,000 for both 2003 and 2002 and $693,000 for 2001.

(4)	For the purpose of this schedule the interest expense related to the Company’s junior subordinated deferrable interest debentures is included in other borrowings.

(5)	Net interest spread represents the average yield earned on interest-earning assets less the average rate paid on interest-bearing liabilities.

(6)	Net interest margin is computed by dividing net interest income by total average earning assets.

The following table sets forth changes in interest income and interest expense, for the years indicated and the amount of change attributable to variances in volume, rates and the combination of volume and rates based on the relative changes of volume and rates:

	2003 compared to 2002				2002 compared to 2001
	Increase (decrease) due to change in:				Increase (decrease) due to change in:
	Average	Average			Average	Average
	Volume(1)	Rate(2)	Mix(3)	Total	Volume(1)	Rate(2)	Mix(3)	Total
				(dollars in thousands)
Interest-earning assets:
Federal funds sold	$(98)	$(95)	$34	$(159)	$255	$(168)	$(133)	$(46)
Investment securities	1,156	(641)	(359)	156	217	(482)	(44)	(309)
Loans	1,320	(1,195)	(98)	27	1,969	(2,120)	(254)	(405)

Total interest income	2,378	(1,931)	(423)	24	2,441	(2,770)	(431)	(760)

Interest-bearing liabilities:
Interest bearing demand deposits	9	(41)	(3)	(35)	34	(98)	(17)	(81)
Money market deposits	106	(337)	(46)	(277)	297	(656)	(152)	(511)
Savings deposits	108	(184)	(46)	(122)	112	(219)	(42)	(149)
Time deposits	(31)	(786)	9	(808)	(56)	(1,648)	21	(1,683)
Other borrowings	273	(14)	(42)	217	154	(2)	(63)	89

Total interest expense	465	(1,362)	(128)	(1,025)	541	(2,623)	(253)	(2,335)

Net interest income	$1,913	$(569)	$(295)	$1,049	$1,900	$(147)	$(178)	$1,575

(1)	The volume change in net interest income represents the change in average balance divided by the previous year’s rate.

(2)	The rate change in net interest income represents the change in rate divided by the previous year’s average balance.

(3)	The mix change in net interest income represents the change in average balance multiplied by the change in rate.

2003 compared to 2002. Net interest income before provision for loan losses is the difference between interest income and interest expense. Net interest income, on a nontax-equivalent basis, was $15.4 million for 2003, an increase of $1.0 million, or 7%, from $14.4 million for 2002. The increase in net interest income was attributed to declines in rates paid on deposits combined with volume increases in average loan and investment balances, partially offset by declines in the yields on interest-earning assets. The average loan balances were $214.2 million for 2003, up $16.3 million, or 8%, from the $197.9 million for 2002. Offsetting the benefits of the increased loan volume was the continuing impact of the falling interest rate environment which began in 2001. The average loan yield was 7.51% for 2003, down 60 basis points, or 7%, from the 8.11% for 2002.

Interest expense decreased $1.0 million, or 25%, to $3.0 million for 2003, down from $4.0 million for 2002. The decrease in interest expense was primarily attributed to rate decreases for both time and money market deposits, slightly offset by volume increases in other borrowings. The average rate paid on time deposits was 2.18% for 2003, down 94 basis points, or 30%, from the 3.12% paid for 2002. The average rate paid on money market deposits was 0.85% for 2003, down 65 basis points, or 43%, from the 1.50% paid for 2002. The average other borrowings balances, which primarily represent junior subordinated deferrable interest debentures, were $6.4 million for 2003, up $4.8 million, or 294%, from the $1.6 million for 2002.

Net interest margin is net interest income expressed as a percentage of average interest-earning assets. The net interest margin for 2003 declined 32 basis points to 5.16%, down from 5.48% for 2002. The adverse effects of the falling interest rate environment, which began in 2001, on the Company’s interest-earning assets offset the positive affects of the declining cost of funds and increasing loan and investment balances and resulted in the decline in the net interest margin when comparing the periods of 2003 and 2002.

2002 compared to 2001. Net interest income, on a nontax-equivalent basis, was $14.4 million for 2002, an increase of $1.6 million, or 12%, from $12.8 million for 2001. The increase in net interest income was attributed to declines in rates paid on deposits combined with volume increases in average loan balances, partially offset by declines in the yields on interest-earning assets. The average loan balances were $197.9 million for 2002, up $21.2 million, or 12%, from the $176.7 million for 2001. Offsetting the benefits of the increased loan volume was the continuing impact of the 2001 falling interest rate environment. The average loan yield was 8.11% for 2002, down 120 basis points, or 13%, from the 9.31% for 2001.

Interest expense decreased $2.3 million, or 36.7%, to $4.0 million for 2002, down from $6.4 million for 2001. The decrease in interest expense was primarily attributed to rate decreases for both time and money market deposits, slightly offset by volume increases in deposits. The average rate paid on time deposits was 3.12% for 2002, down 193 basis points, or 38.2%, from the 5.05% paid for 2001. The average rate paid on money market deposits was 1.50% for 2002, down 156 basis points, or 51.0%, from the 3.06% paid for 2001. The average money market deposit balances were $51.8 million for 2002, up $9.7 million, or 23%, from the $42.0 million for 2001.

The net interest margin for 2002 decreased 9 basis points to 5.48%, down from 5.57% for 2001. The adverse effects of the 2001 falling interest rate environment on the Company’s interest-earning assets offset the positive effects of the declining cost of funds and increasing loan volumes and resulted in the slight decrease in the net interest margin when comparing the periods of 2002 and 2001.

Provision for Loan Losses

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

The Company recorded $750,000, $825,000 and $725,000 in provision for loan losses for 2003, 2002 and 2001, respectively. The decrease in the provision for loan losses during 2003 was the result of significant improvements in the loan portfolio’s overall credit quality slightly offset by modest growth in loan balances. Nonaccrual loans ended 2003 with a balance of $847 thousand down $864 thousand, or 50% from the $1.7 million 2002 year-end balance. Additionally, loan growth for the year-ended 2003 was fairly modest at $10.2 million, or 5%. The increase in the provision for loan losses during 2002 was primarily the result of increasing loan balances. Loan growth for the year-ended 2002 amounted to $23.9 million, or 13%. The Company assesses its loan quality monthly to maintain an adequate allowance for loan losses. Based on information currently available, management believes that the allowance for loan losses is adequate to absorb potential risks in the portfolio. However, no assurance can be given that the Company may not sustain charge-offs which are in excess of the allowance in any given period.

Non-Interest Income

The following table describes the components of non-interest income for the years ended December 31, 2003, 2002 and 2001.

	Years Ended December 31,			Change during Year
	2003	2002	2001	2003	2002
		(dollars in thousands)
Service charges	$1,988	$1,905	$1,596	$83	$309
Loan origination and servicing	272	181	134	91	47
Cash surrender value life insurance earnings	313	217	243	96	(26)
Gain on sale of loans, net	203	191	267	12	(76)
Gain on sale of investment securities, net	328	117	72	211	45
Merchant processing	235	205	149	30	56
Investment services	134	144	113	(10)	31
Other income	302	318	280	(16)	38

Total non-interest income	$3,775	$3,278	$2,854	$497	$424

2003 compared to 2002. During 2003, total non-interest income increased $497,000, or 15%, to $3.8 million, up from $3.3 million for 2002. The increase in non-interest income is primarily attributable to gains on the sale of investment securities, earnings on additional bank-owned life insurance policies (“BOLI”), mortgage loan referral fees and increases in the number of fee generating accounts. Throughout 2003 the Company took advantage of opportunities to record gains by selling $32.4 million of U.S. treasury and agency available-for-sale investment securities, gains on these securities amounted to $328 thousand. Also during 2003 the Bank increased its investment in BOLI by $3.2 million to provide additional coverage for an executive officer of the Company. The increase in BOLI balances resulted in an additional $96 thousand in tax-exempt earnings on the policies. Lastly, during 2003 the outsourcing of the mortgage lending unit resulted in commissions of $86 thousand on mortgage loans processed by our third-party processor CBLX.

2002 compared to 2001. During 2002, total non-interest income increased $424,000, or 15%, to $3.3 million, up from $2.9 million for 2001. The increase in non-interest income is primarily due to increases in the number of fee generating accounts, merchant processing income, alternative investment fee income, gains on the sale of available-for-sale investment securities and restructuring of the Bank’s service charge fee schedule in February 2002, partially offset by reduced gains on the sale of loans.

Non-Interest Expense

The following table describes the components of other non-interest expense for the years ended December 31, 2003, 2002 and 2001.

	Years Ended December 31,			Change during Year
	2003	2002	2001	2003	2002
		(dollars in thousands)
Salaries and employee benefits	$7,442	$6,269	$5,867	$1,173	$402
Occupancy and equipment	2,343	1,794	1,525	549	269
Professional fees	392	673	369	(281)	304
Telephone	357	347	293	10	54
Business development	357	371	330	(14)	41
Stationery and supplies	349	324	300	25	24
Armored car and courier	342	318	354	24	(36)
Advertising and promotion	288	260	237	28	23
Postage	253	184	201	69	(17)
Director compensation	196	228	216	(32)	12
Loan expenses	170	244	216	(74)	28
Insurance	164	171	131	(7)	40
Other expense	473	421	441	52	(20)

Total non-interest expense	$13,126	$11,604	$10,480	$1,522	$1,124

2003 compared to 2002. During 2003, non-interest expense increased $1.5 million, or 13%, to $13.1 million, up from $11.6 million for 2002. The increase in non-interest expense is primarily due to increased salary and benefit costs, occupancy and equipment depreciation expense partially offset by decreases in professional fees.

Salary and benefit costs increased $1.2 million, or 19% from 2002 to 2003. The increase in salary and benefit costs was the result of continued expansion of the Company’s centralized lending efforts, additional personnel as a result of expanding the branch network with the addition of three new branches, other staffing additions to manage the overall growth and expansion of the Company and increased employee benefit costs related to health-care, executive officer salary continuation plans and workers compensation expense.

Occupancy and equipment expense increased $549 thousand, or 31% from 2002 to 2003. The increases to occupancy expense related primarily to lease costs for both the de novo branch in Tahoe City, leased centralized lending facilities in Truckee, depreciation costs associated with the Company’s new credit administration facility and remodeling costs associated with the Company’s administrative headquarters. Although opened for business in November 2003 the Tahoe City office was leased for the majority of 2003. The increases to equipment expense related primarily to additional depreciation and operating costs associated with new network security and monitoring systems, upgrades to the network’s operating system, enhancements to the item processing system and installation of a new automated teller platform system.

Professional fees decreased $281 thousand, or 42% from 2002 to 2003. The decreases in professional fees related to significant 2002 information technology consulting projects and legal costs incurred to complete the merger and reorganization of Plumas Bank under the Company.

2002 compared to 2001. During 2002, non-interest expense increased $1.1 million, or 10.7%, to $11.6 million, up from $10.5 million for 2001. The increase in non-interest expense is primarily due to increased salary and benefit costs, equipment depreciation expense and professional fees. The increase to salary and benefits was the result of staffing additions to manage the overall growth of the Company as well as higher health-care costs. The increases to equipment expense were the result of, additional depreciation expense resulting from the installation of an automated teller platform system and enhancement to the Company’s data processing systems. The increases to professional fees related to the use of consultants for the enhancement of the systems securing customer and Company information and legal costs incurred to complete the merger and reorganization of Plumas Bank under the Company.

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

The Company’s largest historical lending categories are real estate mortgage loans, commercial loans and consumer loans. These categories accounted for approximately 30.9%, 23.4% and 21.4%, respectively of the Company’s total loan portfolio at December 31, 2003, and approximately 31.8%, 25.2% and 23.3%, respectively of the Company’s total loan portfolio at December 31, 2002. In addition, the Company’s real estate-related loans, including real estate mortgage loans, real estate construction loans, consumer equity lines of credit, and agricultural loans secured by real estate comprised 56.8% of the total loan portfolio at December 31, 2003. Moreover, the business activities of the Company currently are focused in the California counties of Plumas, Nevada, Placer, Lassen, Modoc, Shasta, and Sierra. Consequently, the results of operations and financial condition of the Company are dependent upon the general trends in these California economies and, in particular, the residential and commercial real estate markets. In addition, the concentration of the Company’s operations in these areas of California exposes it to greater risk than other banking companies with a wider geographic base in the event of catastrophes, such as earthquakes, fires and floods in these regions in California.

The rates of interest charged on variable rate loans are set at specific increments in relation to the Company’s published lending rate and vary as the Company’s lending rate changes. At December 31, 2003, approximately 63% of the Company’s loan portfolio was compromised of variable rate loans, and at December 31, 2002, approximately 62% of the Company’s loan portfolio was compromised of variable interest rate loans.

While real estate mortgage, commercial and consumer lending remain the foundation of the Company’s historical loan mix, some changes in the mix have occurred due to the changing economic environment and the resulting change in demand for certain loan types. In addition, the Company remains committed to the agricultural industry in Northeastern California and will continue to pursue high quality agricultural loans as an important component of its overall loan portfolio. Agricultural loans outstanding at December 31, 2003 increased slightly to $26.5 million, or 12.2% of the Company’s total loan portfolio, from $25.6 million, or 12.3%, at December 31, 2002

The following table sets forth the amounts of loans outstanding by category as of the dates indicated.

	At December 31,
	2003	2002	2001	2000	1999
	(dollars in thousands)
Real estate – mortgage	$67,532	$66,039	$50,865	$48,878	$41,879
Real estate – construction	26,194	15,175	13,705	10,118	7,818
Commercial	51,073	52,432	49,910	43,464	29,494
Consumer	46,621	48,465	47,280	43,793	34,715
Agriculture	26,537	25,610	21,916	17,751	14,977

Total loans	217,957	207,721	183,676	164,004	128,883
Less:
Deferred fees	530	601	748	664	490
Allowance for loan losses	2,564	2,471	2,153	1,888	1,608

Net loans	$214,863	$204,649	$180,775	$161,452	$126,785

The following table sets forth the maturity/repricing of gross loan categories as of December 31, 2003. Also provided with respect to such loans are the amounts due after one year, classified according to sensitivity to changes in interest rates:

		After One
	Within	Through	After
	One Year	Five Years	Five Years	Total
	(dollars in thousands)
Real estate – mortgage	$17,556	$34,796	$15,180	$67,532
Real estate – construction	20,641	5,167	386	26,194
Commercial	37,163	13,001	909	51,073
Consumer	24,212	17,481	4,928	46,621
Agriculture	16,937	8,986	614	26,537

Total	$116,509	$79,431	$22,017	$217,957

Loans maturing after one year with:
Fixed interest rates		$31,342	$21,656	$52,998
Variable interest rates		48,089	361	48,450

Total		$79,431	$22,017	$101,448

Analysis of Asset Quality and Allowance for Loan Losses. The Company attempts to minimize credit risk through its underwriting and credit review policies. The Company’s credit review process includes internally prepared credit reviews as well as contracting with an outside firm to conduct periodic credit reviews. The company’s management and lending officers evaluate the loss exposure of classified and impaired loans on a bi-weekly basis, or more frequently as loan conditions change. The Board of Directors through the loan committee, reviews the asset quality of new and criticized loans on a monthly basis and reports the findings to the full Board of Directors. In management’s opinion, this loan review system facilitates the early identification of potential criticized loans.

Net charge-offs during the year ended December 31, 2003 totaled $657,000, or 0.30% of total loans, compared to $507,000, or 0.24% of total loans, for the comparable period in 2002. The allowance for loan losses stood at 1.18% of total loans as of December 31, 2003, versus 1.19% of total loans as of December 31, 2002.

The allowance for loan losses is established through charges to earnings in the form of the provision for loan losses. Loan losses are charged to and recoveries are credited to the allowance for loan losses. The allowance for loan losses is maintained at a level deemed appropriate by management to provide for known and inherent risks in loans. The adequacy of the allowance for loan losses is based upon management’s continuing assessment of various factors affecting the collectibility of loans; including current economic conditions, maturity of the portfolio, size of the portfolio, industry concentrations, borrower credit history, collateral, the existing allowance for loan losses, independent credit reviews, current charges and recoveries to the allowance for loan losses and the overall quality of the portfolio as determined by management, regulatory agencies, and independent credit review consultants retained by the Company. There is no precise method of predicting specific losses or amounts which may ultimately be charged off on particular segments of the loan portfolio. The collectibility of a loan is subjective to some degree, but must relate to the borrower’s financial condition, cash flow, quality of the borrower’s management expertise, collateral and guarantees, and state of the local economy. When determining the adequacy of the allowance for loan losses, the Company follows the guidelines set forth in the Interagency Policy Statement on the Allowance for Loan and Lease Losses (“Statement”) issued jointly by banking regulators during July 2001. The Statement outlines characteristics that should be used in segmentation of the loan portfolio for purposes of the analysis including risk classification, past due status, type of loan, industry or collateral in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 5 “Accounting for Contingencies”. It also outlines factors to consider when adjusting the loss factors for various segments of the loan portfolio. In addition, the Company incorporates the Securities and Exchange Commission Staff Accounting Bulletin No. 102, which represents the SEC staff’s view related to methodologies and supporting documentation for the Allowance for Loan and Lease Losses that should be observed by all public companies in complying with the federal securities laws and the Commission’s interpretations.

The Company’s methodology for assessing the adequacy of the allowance for loan losses consists of several key elements, which include but are not limited to:

•	specific allocation for problem graded loans (“classified loans”),

•	general or formula allocation,

•	and discretionary allocation based on loan portfolio segmentation

In addition, the Company’s methodology incorporates the following accounting pronouncements in determining the adequacy of the allowance related to impaired loans:

•	Statement of Financial Accounting Standards (“SFAS”) No. 114, “Accounting by Creditors for Impairment of a Loan” and

•	SFAS 118, “Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosures.”

Specific allocations are established based on management’s periodic evaluation of loss exposure inherent in classified, impaired, and other loans in which management believes that the collection of principal and interest under the original terms of the loan agreement are in question. For purposes of this analysis, classified loans are grouped by internal risk classifications which are “special mention”, “substandard”, “doubtful”, and “loss”. Special mention loans are currently performing but are potentially weak, as the borrower has begun to exhibit deteriorating trends, which if not corrected, could jeopardize repayment of the loan and result in further downgrade. Substandard loans have well-defined weaknesses which, if not corrected, could jeopardize the full satisfaction of the debt. A loan classified as “doubtful” has critical weaknesses that make full collection of the obligation improbable. Classified loans, as defined by the Company, include loans categorized as substandard, doubtful, and loss.

Formula allocations are calculated by applying loss factors to outstanding loans with similar characteristics. Loss factors are based on the Company’s historical loss experience and on the internal risk grade of those loans and, may be adjusted for significant factors that, in management’s judgment, affect the collectibility of the portfolio as of the evaluation date. The formula allocation analysis incorporates loan losses over the past twelve quarters (three years). Loss factors are adjusted to recognize and quantify the estimated loss exposure resulting from changes in market conditions and trends in the Company’s loan portfolio.

The discretionary allocation is based upon management’s evaluation of various loan segment conditions that are not directly measured in the determination of the formula and specific allowances. The conditions may include, but are not limited to, general economic and business conditions affecting the key lending areas of the Company, credit quality trends, collateral values, loan volumes and concentrations, and other business conditions.

The following table provides certain information for the years indicated with respect to the Company’s allowance for loan losses as well as charge-off and recovery activity.

	At December 31,
	2003	2002	2001	2000	1999
	(dollars in thousands)
Balance at beginning of period	$2,471	$2,153	$1,888	$1,608	$1,361

Charge-offs:
Commercial and agricultural	295	195	215	80	108
Real estate mortgage	26	13	—	—	—
Real estate construction	6	—	—	—	—
Consumer	520	393	345	250	227

Total charge-offs	847	601	560	330	335

Recoveries:
Commercial and agricultural	45	21	15	17	42
Real estate mortgage	—	—	—	—	—
Real estate construction	—	—	—	—	—
Consumer	145	73	85	93	60

Total recoveries	190	94	100	110	102

Net charge-offs	657	507	460	220	233
Provision for loan losses	750	825	725	500	480

Balance at end of period	$2,564	$2,471	$2,153	$1,888	$1,608

Net charge-offs during the period to average loans	0.31%	0.26%	0.26%	0.16%	0.20%
Allowance for loan losses to total loans	1.18%	1.19%	1.17%	1.15%	1.25%

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

Impaired loans are measured based on the present value of the expected future cash flows discounted at the loan’s effective interest rate or the fair value of the collateral if the loan is collateral dependent. The amount of impaired loans is not directly comparable to the amount of nonperforming loans disclosed later in this section. The primary differences between impaired loans and nonperforming loans are: i) all loan categories are considered in determining nonperforming loans while impaired loan recognition is limited to commercial and industrial loans, commercial and residential real estate loans, construction loans, and agricultural loans, and ii) impaired loan recognition considers not only loans 90 days or more past due, restructured loans and nonaccrual loans but also may include problem loans other than delinquent loans.

The following table sets forth the amount of the Company’s nonperforming assets as of the dates indicated. None of the Company’s loans were troubled debt restructurings.

	At December 31,
	2003	2002	2001	2000	1999
	(dollars in thousands)
Nonaccrual loans	$847	$1,711	$1,203	$522	$638
Loans past due 90 days or more and still accruing	29	75	98	3	5

Total nonperforming loans	876	1,786	1,301	525	643
Other real estate owned	—	125	122	300	594

Total nonperforming assets	$876	$1,911	$1,423	$825	$1,237

Interest income forgone on nonaccrual loans	$51	$148	$72	$31	$49
Interest income recorded on a cash basis on nonaccrual loans	$143	$29	$1	$—	$5
Nonperforming loans to total loans	0.40%	0.86%	0.71%	0.32%	0.50%
Nonperforming assets to total assets	0.22%	0.59%	0.52%	0.34%	0.58%
Allowance for loan losses to nonperforming loans	293%	138%	165%	360%	250%

At December 31, 2003 and 2002, the Company’s recorded investment in loans for which impairment has been recognized totaled $550,000 and $1.5 million, respectively. The specific allowance for loan losses related to impaired loans was 59,000 and 228,000 at December 31, 2003 and 2002, respectively. The average recorded investment in impaired loans was $1.7 million and $1.0 million during the years ended December 31, 2003 and 2002, respectively. In most cases, the Company uses the cash basis method of income recognition for impaired loans. For the years ended December 31, 2003, 2002 and 2001, the Company recognized $143,000, $29,000 and $1,000, respectively, of income on such loans.

It is the policy of management to make additions to the allowance for loan losses so that it remains adequate to absorb the inherent risk of loss in the portfolio. Management believes that the allowance at December 31, 2003 is adequate. However, the determination of the amount of the allowance is judgmental and subject to economic conditions which cannot be predicted with certainty. Accordingly, the Company cannot predict whether charge-offs of loans in excess of the allowance may be required in future periods.

Investment Portfolio and Federal Funds Sold. Total investment securities and Federal funds sold increased $44.5 million, or 58%, to $121.2 million as of December 31, 2003, up from $76.7 million at December 31, 2002. The significant increase in investment securities balances in 2003 was directly related to the acquisition of five branches in mid-November 2003. The funds received for assuming the deposit liabilities of the acquired branches were directed into the investment portfolio.

Even with the significant growth in investment balances towards year-end, the composition of the portfolio as of the end of 2003 was fairly consistent with the composition of the portfolio as of the end of 2002. The investment portfolio balances in U.S. Treasuries, U.S. Government agencies, corporate debt securities and municipal obligations comprised 10%, 72%, 11% and 7% respectively at December 31, 2003 versus 14%, 69%, 7% and 5%, respectively at December 31, 2002. However, during 2003 the Company began investing in mortgage-backed securities of U.S. Government agencies to increase interest income and provide cash flows for liquidity and reinvestment opportunities. At December 31, 2003, total balances in these mortgage-backed securities amounted to $12.8 million. Although these pass-through securities typically have final maturities of between ten and fifteen years, the pass-through nature of the monthly principal and interest payments is expected to significantly reduce the average life of these securities.

Investment Portfolio. The Company classifies its investment securities as available-for-sale or held-to-maturity. Plumas Bancorp’s intent is to hold all securities classified as held-to-maturity until maturity and management believes that it has the ability to do so. Securities classified as available-for-sale may be sold to implement the Company’s asset/liability management strategies and in response to changes in interest rates, prepayment rates and similar factors.

The following tables summarize the values of the Company’s investment securities held on the dates indicated:

	December 31,
	2003	2002	2001
Available-for-sale (market value)	(dollars in thousands)
U.S. Treasuries	$11,907	$8,654	$14,968
U.S. Government agencies	70,442	42,201	10,008
Corporate debt securities	10,983	—	526
U.S. Government agency mortgage-backed securities	12,832	—	—

Total	$106,164	$50,855	$25,502

	December 31,
	2003	2002	2001
Held-to-maturity (book value)	(dollars in thousands)
U.S. Treasuries	$—	$—	$1,000
U.S. Government agencies	512	2,753	7,069
Corporate debt securities	1,502	3,313	3,089
Municipal obligations	7,705	4,515	9,183

Total	$9,719	$10,581	$20,341

The following tables summarize the maturities of the Company’s securities at their carrying value and their weighted average yields at December 31, 2003. Yields on tax-exempt municipal obligations have been computed on a tax-equivalent basis using an effective tax rate of 38.1%.

(dollars in thousands)	Within One Year		One to Five Years		Five to Ten Years
Available-for-sale (market Value)	Amount	Yield	Amount	Yield	Amount	Yield
U.S. Treasuries	$—	—%	$11,907	2.70%	$—	—%
U.S. Government agencies	—	—%	70,442	2.62%	—	—%
Corporate debt securities	—	—%	10,983	3.38%	—	—%
U.S. Government agency mortgage-backed securities	—	—%	—	—%	7,962	3.97%

Total	$—	—%	$93,332	2.71%	$7,962	3.97%

Held-to-maturity (book value) U.S. Government agencies	$—	—%	$500	6.03%	$12	4.59%
Corporate debt securities	1,002	6.20%	500	6.02%	—	—%
Municipal obligations	1,428	8.51%	2,360	7.47%	2,002	5.08%

Total	$2,430	7.56%	$3,360	7.04%	$2,014	5.08%

[Additional columns below]

[Continued from above table, first column(s) repeated]

(dollars in thousands)	Over Ten Years		Total
Available-for-sale (market Value)	Amount	Yield	Amount	Yield
U.S. Treasuries	$—	—%	$11,907	2.70%
U.S. Government agencies	—	—%	70,442	2.62%
Corporate debt securities	—	—%	10,983	3.38%
U.S. Government agency mortgage-backed securities	4,870	4.42%	12,832	4.14%

Total	$4,870	4.42%	$106,164	2.89%

Held-to-maturity (book value) U.S. Government agencies	$—	—%	$512	6.00%
Corporate debt securities	—	—%	1,502	6.14%
Municipal obligations	1,915	5.68%	7,705	6.60%

Total	$1,915	5.68%	$9,719	6.49%

Deposits. Total deposits were $355.8 million as of December 31, 2003, an increase of $61.9 million, or 21%, from the December 31, 2002 balance of $293.9 million. Approximately three-quarters of the deposit growth in 2003 is attributable to the acquisition of five branches in mid-November 2003. Deposits acquired in that transaction amounted to $45.5 million.

The Company continues to manage the mix of its deposits consistent with its identity as a community bank serving the financial needs of its customers. As of December 31, 2003, non-interest bearing demand deposits and interest checking deposits increased to 38.9% of total deposits versus 36.7% at December 31, 2002. Money market and savings deposits decreased slightly to 34.9% of total deposits as of December 31, 2003 compared to 35.1% as of December 31, 2002. Time deposits decreased to 26.2% of total deposits as of December 31, 2003 compared to 28.2% at December 31, 2002.

Deposit Structure. Deposits represent the Bank’s primary source of funds. Deposits are primarily core deposits in that they are demand, savings and time deposits generated from local businesses and individuals. These sources are considered to be relatively stable, long-term relationships thereby enhancing steady growth of the deposit base without major fluctuations in overall deposit balances. The Company experiences to a small degree some seasonality with the slower growth period between November through April, and the higher growth period May through October. In order to assist in meeting any funding demands, the Company maintains unsecured borrowing arrangements with several correspondent banks in addition to a secured borrowing arrangement with the Federal Home Loan Bank for longer more permanent funding needs. The Company does not accept brokered deposits.

The following chart sets forth the distribution of the Company’s average daily deposits for the periods indicated.

	2003		2002		2001
	Average		Average		Average
	Balance	Rate %	Balance	Rate %	Balance	Rate %
	(dollars in thousands)
Non-interest-bearing deposits	$78,301		$60,638		$41,281

Interest-bearing deposits:
Checking accounts	35,668	0.22%	33,070	0.34%	25,980	0.69%
Money market accounts	58,814	0.85%	51,776	1.50%	36,540	3.06%
Savings	48,866	0.63%	39,094	1.11%	33,075	1.77%
Time deposits	83,186	2.18%	84,195	3.12%	72,918	5.05%

Total interest bearing deposits	226,534	1.19%	208,135	1.90%	168,513	3.38%

Total deposits	$304,835	0.89%	$268,773	1.47%	$209,794	2.70%

The Company’s time deposits of $100,000 or more had the following schedule of maturities at December 31, 2003:

Amount
(dollars in thousands)
Remaining Maturity:
Three months or less	$10,146
Over three months to six months	6,870
Over six months to 12 months	4,870
Over 12 months	5,575

Total	$27,461

Time deposits of $100,000 or more are generally from the Company’s local business and individual customer base. The potential impact on the Company’s liquidity from the withdrawal of these deposits is discussed in the Company’s asset and liability management committee, and is considered to be minimal.

Capital Resources

Shareholders’ Equity. Shareholders’ equity as of December 31, 2003 increased $2.5 million, or 11%, to $25.8 million from $23.3 million as of December 31, 2002. This increase was due to the retention of current period earnings of $3.3 million and to a lesser extent the net funds received from key employees and directors exercising their stock options totaling $202,000. Partially offsetting these increases were two cash dividends totaling $776,000 paid during 2003 and a decrease in the unrealized gains on available-for-sale investment securities of $244,000.

The Company and the Bank are subject to various regulatory capital requirements administered by federal banking agencies. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank’s assets, liabilities and certain off-balance sheet items as calculated under regulatory accounting practices. The Company’s capital amounts and classifications are also subject to qualitative judgments by the regulators regarding components, risk-weighting and other factors. Quantitative measures established by regulation to ensure capital adequacy require the Company to maintain minimum amounts and ratios of Total and Tier 1 capital (primarily common stock and retained earnings less goodwill) to risk-weighted assets and of Tier 1 capital to average assets. Management believes as of December 31, 2003, that both the Company and Bank exceed all capital adequacy requirements to which they are subject.

At December 31, 2003, the Company’s capital ratios deteriorated slightly. This deterioration was primarily the result of a growth in assets in mid-November 2003 as a result of acquisition of five branches. Just prior to the branch acquisition, the Company injected an additional $3 million of capital into the Bank to support the Bank’s growth. The Company was able to make this capital injection from the remaining funds of the 2002 subordinated debentures issuance, thus improving some of the Bank’s capital ratios at December 31, 2003.

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

As of December 31, 2003, the Company’s and the Bank’s capital ratios exceeded applicable regulatory requirements. The following tables present the capital ratios for the Company and the Bank compared to the standards for bank holding companies and the regulatory minimum requirement for depository institutions as of December 31, 2003 (amounts in thousands except percentage amounts).

	Plumas Bancorp
	Actual		Regulatory Minimum
	Capital	Ratio	Requirement
Leverage ratio	$29,345	8.4%	4.0%
Tier 1 capital to risk-weighted assets	$29,345	10.4%	4.0%
Total risk-based capital ratio	$31,909	11.3%	8.0%

	Plumas Bank
	Actual		Regulatory Minimum
	Capital	Ratio	Requirement
Leverage ratio	$28,852	8.2%	4.0%
Tier 1 capital to risk-weighted assets	$28,852	10.3%	4.0%
Total risk-based capital ratio	$31,416	11.1%	8.0%

The current and projected capital positions of the Company and the Bank and the impact of capital plans and long-term strategies are reviewed regularly by management. The Company policy is to maintain the Bank’s ratios above the prescribed well-capitalized leverage, Tier 1 risk-based and total risk-based capital ratios of 5%, 6% and 10%, respectively, at all times.

Off-Balance Sheet Arrangements

Loan Commitments. In the normal course of business, there are various commitments outstanding to extend credits that are not reflected in the financial statements. Commitments to extend credit and letters of credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Annual review of commercial credit lines, letters of credit and ongoing monitoring of outstanding balances reduces the risk of loss associated with these commitments. As of December 31, 2003, the Company had $60.2 million in unfunded loan commitments and $1.8 million in letters of credit. Of the $60.2 million in unfunded loan commitments, $35.5 million and $24.7 million represented commitments to commercial and consumer customers, respectively. Of the total unfunded commitments at December 31, 2003, $32.0 million were secured by real estate, of which $17.3 million was secured by commercial real estate and $14.7 million was secured by residential real estate in the form of equity lines of credit. The commercial loan commitments not secured by real estate primarily represent business lines of credit, while the consumer loan commitments not secured by real estate primarily represent revolving credit card lines. Since, some of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessary represent future cash requirements.

Operating Leases. The Company leases three depository branches as well as three administrative lending offices and four automated teller machine locations used in the normal course of business throughout six counties in the Company’s service area.

Total rental expenses under all operating leases, including premises, totaled $179,000, $85,000 and $97,000, in 2003, 2002 and 2001 respectively. The expiration dates of the leases vary, with the first such lease expiring during 2004 and the last such lease expiring during 2008.

Contractual Obligations and Commitments

The Company’s contractual obligations and commitments are comprised of the junior subordinated deferrable interest debentures or “trust preferred securities” and operating lease obligations and a mortgage for various banking facilities. As of December 31, 2003, future contractual obligations of the Company are as follows:

	Contractual Obligations Due by Period
(dollars in thousands)	Total	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years
Long-term debt obligations:
Junior subordinated deferrable interest debentures	$6,186	$—	$—	$—	$6,186
Capital lease obligations	—	—	—	—	—
Operating lease obligations	745	233	378	134	—
Purchase obligations	—	—	—	—	—
Other long-term liabilities:
Branch mortgage	87	7	17	20	43

Total contractual liabilities	$7,018	$240	$395	$154	$6,229

Liquidity

The Company manages its liquidity to provide the ability to generate funds to support asset growth, meet deposit withdrawals (both anticipated and unanticipated), fund customers’ borrowing needs, satisfy maturity of short-term borrowings and maintain reserve requirements. The Company’s liquidity needs are managed using assets or liabilities, or both. On the asset side, in addition to Federal Funds sold, the Company maintains an investment portfolio containing U.S. Government and agency securities that are classified as available-for-sale. On the liability side, liquidity needs are managed by changing competitive offering rates on deposit products and the use of established lines of credit from other financial institutions and the Federal Home Loan Bank.

The Company has unsecured short-term borrowing agreements with two of its correspondent banks in the amounts of $10 million and $5 million. In addition, the Company can borrow up to $10.1 million from the Federal Home Loan Bank secured by residential mortgage loans. There were no short-term borrowings outstanding at December 31, 2003, 2002 and 2001.

Customer deposits are the Company’s primary source of funds. Deposits totaled $355.8 million at December 31, 2003, an increase of $61.9 million, or 21%, from the December 31, 2002 balance of $293.9 million. Those funds are held in various forms with varying maturities. The Company does not accept brokered deposits. The Company’s securities portfolio, Federal funds sold, and cash and due from banks serve as the primary sources of liquidity, providing adequate funding for loans during periods of high loan demand. During periods of decreased lending, funds obtained from the maturing or sale of investments, loan payments, and new deposits are invested in short-term earning assets, such as Federal funds sold and investment securities, to serve as a source of funding for future loan growth. Management believes that the Company’s available sources of funds, including short-term borrowings, will provide adequate liquidity for its operations in the foreseeable future.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk is the risk of loss in a financial instrument arising from adverse changes in market rates and prices such as interest rates, commodity prices and equity prices. As a financial institution, the Company’s market risk arises primarily from interest rate risk exposure. Fluctuation in interest rates will ultimately impact both the level of income and expense recorded on a large portion of the Company’s assets and liabilities, and the market value of all interest earning assets and interest bearing liabilities, other than those which possess a short term to maturity. Based upon the nature of its operations, the Company is not subject to foreign currency exchange or commodity price risk. However, the Bank’s real estate loan portfolio, concentrated primarily within northeastern California, is subject to risks associated with the local economies.

The fundamental objective of the Company’s management of its assets and liabilities is to maximize the economic value of the Company while maintaining adequate liquidity and an exposure to interest rate risk deemed by management to be acceptable. Management believes an acceptable degree of exposure to interest rate risk results from the management of assets and liabilities through using floating rate loans and deposits, maturities, pricing and mix to attempt to neutralize the potential impact of changes in market interest rates. The Company’s profitability is dependent to a large extent upon its net interest income which is the difference between its interest income on interest-earning assets, such as loans and securities, and its interest expense on interest-bearing liabilities, such as deposits, trust preferred securities and other borrowings. The Company, like other financial institutions, is subject to interest rate risk to the degree that its interest-earning assets reprice differently than its interest-bearing liabilities. The Company manages its mix of assets and liabilities with the goals of limiting its exposure to interest rate risk, ensuring adequate liquidity, and coordinating its sources and uses of funds.

The Company seeks to control its interest rate risk exposure in a manner that will allow for adequate levels of earnings and capital over a range of possible interest rate environments. The Company has adopted formal policies and practices to monitor and manage interest rate risk exposure. As part of this effort, the Company measures interest rate risk utilizing both an internal asset liability management system as well as employing independent third party reviews to confirm the reasonableness of the assumptions used to measure and report the Company’s interest rate risk, enabling management to make any adjustments necessary.

Interest rate risk is managed by the Company’s Asset Liability Committee (“ALCO”), which includes members of senior management. The ALCO monitors interest rate risk by analyzing the potential impact on the net interest income from potential changes in interest rates and considers the impact of alternative strategies or changes in balance sheet structure. The ALCO manages the Company’s balance sheet in part to maintain the potential impact on net interest income within acceptable ranges despite changes in interest rates. The Company’s exposure to interest rate risk is reviewed on at least a quarterly basis by ALCO.

Net Interest Income Simulation. In order to measure interest rate risk at December 31, 2003, the Company used a simulation model to project changes in net interest income that result from forecasted changes in interest rates. This analysis which is performed quarterly by management, calculates the difference between net interest income forecasted using a rising and falling interest rate scenario and net interest income forecast using a base market interest rate derived from the current treasury yield curve. The income simulation model includes various assumptions regarding the repricing relationships for each of the Company’s products. Many of the Company’s assets are floating rate loans, which are assumed to reprice immediately and to the same extent as the change in market rates according to their contracted index. Some loans and investment vehicles include the opportunity of prepayment (imbedded options) and accordingly the simulation model uses national indexes to estimate these prepayments and reinvest their proceeds at current yields. The Company’s non-term deposit products reprice more slowly, usually changing less than the change in market rates and at the discretion of the Company.

This analysis indicates the impact of changes in net interest income for the given set of rate changes and assumptions. It assumes the balance sheet grows modestly but that its structure will remain similar to the structure at year-end. It does not account for all factors that impact this analysis, including changes by management to mitigate the impact of interest rate changes or secondary impacts such as changes to the Company’s credit risk profile as interest rates change. Furthermore, loan prepayment rate estimates and spread relationships change regularly. Interest rate changes create changes in actual loan prepayment rates that will differ from the market estimates incorporated in this analysis. Changes that vary significantly from the assumptions may have significant effects on the Company’s net interest income.

The following table reflects the Company’s projected net interest income sensitivity analysis based on year-end data:

	December 31, 2003		December 31, 2002
	Adjusted Net	Percent	Adjusted Net	Percent
	Interest Income	Change	Interest Income	Change
Change in Rates	(in thousands)	From Base	(in thousands)	From Base
Up 300 basis points	$20,353	18.45%	$20,198	12.19%
Up 200 basis points	18,972	10.41%	19,466	8.13%
Up 100 basis points	17,884	4.08%	18,735	4.06%
Base scenario	17,182	—%	18,003	—%
Down 100 basis points	16,391	-4.61%	17,272	-4.06%
Down 200 basis points	15,374	-10.53%	16,540	-8.13%
Down 300 basis points	14,804	-13.84%	15,803	-12.22%

For the rising and falling interest rate scenarios, the base market interest rate forecast was increased or decreased, on an instantaneous and sustained basis, by 100, 200 and 300 basis points. At December 31, 2003, the Company’s net interest income exposure related to these hypothetical changes in market interest rate was within the current guidelines established by the Company.

Unaudited Quarterly Statement of Operations Data

	Q4	Q3	Q2	Q1	Q4	Q3	Q2	Q1
	2003	2003	2003	2003	2002	2002	2002	2002
	(dollars in thousands)
Net interest income	$3,962	$3,864	$3,909	$3,665	$3,626	$3,752	$3,593	$3,380
Provision for loan losses	125	175	225	225	100	200	300	225
Non-interest income	1,181	893	876	825	1,040	774	734	730
Non-interest expense	3,503	3,299	3,237	3,087	3,036	2,991	2,832	2,745

Income before income taxes	1,515	1,283	1,323	1,178	1,530	1,335	1,195	1,140
Income taxes	532	501	523	462	616	514	475	441

Net income	$983	$782	$800	$716	$914	$821	$720	$699

Per share:
Basic earnings per share	$0.31	$0.24	$0.25	$0.22	$0.28	$0.26	$0.23	$0.22
Diluted earnings per share	$0.29	$0.24	$0.24	$0.22	$0.28	$0.25	$0.22	$0.21

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The following consolidated financial statements of Plumas Bancorp and subsidiary, and independent auditor’s report included in the Annual Report of Plumas Bancorp to its shareholders for the years ended December 31, 2003, 2002 and 2001.

INDEPENDENT AUDITOR’S REPORT

The Shareholders and
   Board of Directors
Plumas Bancorp and Subsidiary

     We have audited the accompanying consolidated balance sheet of Plumas Bancorp and subsidiary (the “Company”) as of December 31, 2003 and 2002, and the related consolidated statements of income, changes in shareholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2003. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Plumas Bancorp and subsidiary as of December 31, 2003 and 2002, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States of America.

/s/ PERRY-SMITH LLP

Sacramento, California
January 16, 2004

PLUMAS BANCORP AND SUBSIDIARY

CONSOLIDATED BALANCE SHEET

December 31, 2003 and 2002

	2003	2002
ASSETS
Cash and due from banks	$24,717,000	$22,665,000
Federal funds sold	5,295,000	15,265,000
Loans held for sale	276,000	1,472,000
Investment securities (market value of $116,102,000 in 2003 and $61,807,000 in 2002) (Notes 3 and 7)	115,883,000	61,436,000
Loans, less allowance for loan losses of $2,564,000 in 2003 and $2,471,000 in 2002 (Notes 4, 7, 9 and 13)	214,863,000	204,649,000
Bank premises and equipment, net (Note 5)	10,306,000	9,323,000
Intangible assets, net (Note 17)	2,238,000	690,000
Accrued interest receivable and other assets (Notes 12 and 14)	16,684,000	10,150,000

	$390,262,000	$325,650,000

LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits:
Non-interest bearing	$96,830,000	$73,554,000
Interest bearing (Note 6)	259,012,000	220,387,000

Total deposits	355,842,000	293,941,000
Accrued interest payable and other liabilities	2,485,000	2,237,000
Junior subordinated deferrable interest debentures (Note 8)	6,186,000	6,186,000

Total liabilities	364,513,000	302,364,000

Commitments and contingencies (Note 9)
Shareholders’ equity (Note 10):
Serial preferred stock — no par value; 10,000,000 shares authorized; none issued	—	—
Common stock — no par value; 15,000,000 shares authorized; issued and outstanding – 3,242,027 shares in 2003 and 3,209,317 shares in 2002	3,945,000	3,743,000
Retained earnings	21,638,000	19,133,000
Accumulated other comprehensive income (Notes 3 and 15)	166,000	410,000

Total shareholders’ equity	25,749,000	23,286,000

	$390,262,000	$325,650,000

The accompanying notes are an integral
part of these consolidated financial statements.

PLUMAS BANCORP AND SUBSIDIARY

CONSOLIDATED STATEMENT OF INCOME

For the Years Ended December 31, 2003, 2002 and 2001

	2003	2002	2001
Interest income:
Interest and fees on loans	$16,046,000	$16,013,000	$16,385,000
Interest on investment securities:
Taxable	2,074,000	1,922,000	2,246,000
Exempt from Federal income taxes	147,000	143,000	128,000
Interest on Federal funds sold	116,000	275,000	321,000
Interest on loans held for sale	30,000	36,000	69,000

Total interest income	18,413,000	18,389,000	19,149,000

Interest expense:
Interest on deposits (Note 6)	2,703,000	3,945,000	6,368,000
Interest on short-term borrowings (Note 7)	22,000	6,000	5,000
Interest on junior subordinated deferrable interest debentures (Note 8)	288,000	87,000

Total interest expense	3,013,000	4,038,000	6,373,000

Net interest income	15,400,000	14,351,000	12,776,000
Provision for loan losses (Note 4)	750,000	825,000	725,000

Net interest income after provision for loan losses	14,650,000	13,526,000	12,051,000

Non-interest income:
Service charges	1,988,000	1,905,000	1,596,000
Gain on sale of loans	203,000	191,000	267,000
Gain on sale of available-for-sale investment securities, net (Notes 3 and 15)	328,000	117,000	72,000
Earnings on cash surrender value of life insurance policies (Note 14)	313,000	217,000	243,000
Other	943,000	848,000	676,000

Total non-interest income	3,775,000	3,278,000	2,854,000

(Continued)

PLUMAS BANCORP AND SUBSIDIARY

CONSOLIDATED STATEMENT OF INCOME

(Continued)
For the Years Ended December 31, 2003, 2002 and 2001

	2003	2002	2001
Other expenses:
Salaries and employee benefits (Notes 4 and 14)	$7,442,000	$6,269,000	$5,867,000
Occupancy and equipment (Notes 5 and 9)	2,343,000	1,794,000	1,525,000
Other (Note 11)	3,341,000	3,541,000	3,088,000

Total other expenses	13,126,000	11,604,000	10,480,000

Income before income taxes	5,299,000	5,200,000	4,425,000
Income taxes (Note 12)	2,018,000	2,046,000	1,667,000

Net income	$3,281,000	$3,154,000	$2,758,000

Basic earnings per share (Note 10)	$1.02	$0.99	$0.87

Diluted earnings per share (Note 10)	$0.99	$0.96	$0.86

The accompanying notes are an integral
part of these consolidated financial statements.

PLUMAS BANCORP AND SUBSIDIARY

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

For the Years Ended December 31, 2003, 2002 and 2001

	Common Stock		Additional		Accumulated Other
			Paid-In	Retained	Comprehensive	Shareholders’	Comprehensive
	Shares	Amount	Capital	Earnings	(Loss) Income	Equity	Income
Balance, January 1, 2001	3,082,457	$2,291,000	$1,165,000	$14,723,000	$(14,000)	$18,165,000
Comprehensive income (Note 15):
Net income				2,758,000		2,758,000	$2,758,000
Other comprehensive income, net of tax:
Unrealized gains on available-for-sale investment securities					162,000	162,000	162,000

Total comprehensive income							$2,920,000

Cash dividend — $.20 per share				(635,000)		(635,000)
Retirement of common stock in connection with the exercise of stock options (Note 10)	(22,425)	(97,000)	(65,000)			(162,000)
Stock options exercised and related tax benefit (Note 10)	132,303	153,000	176,000			329,000

Balance, December 31, 2001	3,192,335	2,347,000	1,276,000	16,846,000	148,000	20,617,000

Comprehensive income (Note 15):
Net income				3,154,000		3,154,000	$3,154,000
Other comprehensive income, net of tax:
Unrealized gains on available-for-sale investment securities					262,000	262,000	262,000

Total comprehensive income							$3,416,000

Cash dividends - $.27 per share				(867,000)		(867,000)
Stock options exercised and related tax benefit (Note 10)	17,306	108,000	16,000			124,000
Reorganization of Plumas Bank under Plumas Bancorp – exchange of common stock		1,292,000	(1,292,000)
Fractional shares repurchased as a result of three-for-two stock split	(324)	(4,000)				(4,000)

Balance, December 31, 2002	3,209,317	3,743,000		19,133,000	410,000	23,286,000

(Continued)

PLUMAS BANCORP AND SUBSIDIARY

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

(Continued)
For the Years Ended December 31, 2003, 2002 and 2001

	Common Stock		Additional		Accumulated Other
			Paid-In	Retained	Comprehensive	Shareholders’	Comprehensive
	Shares	Amount	Capital	Earnings	(Loss) Income	Equity	Income
Balance, December 31, 2002	3,209,317	$3,743,000		$19,133,000	$410,000	$23,286,000
Comprehensive income (Note 15):
Net income				3,281,000		3,281,000	$3,281,000
Other comprehensive loss, net of tax:
Unrealized losses on available-for- sale investment securities (Note 3)					(244,000)	(244,000)	(244,000)

Total comprehensive income							$3,037,000

Cash dividends - $.24 per share				(776,000)		(776,000)
Retirement of common stock in connection with the exercise of stock options (Note 10)	(4,253)	(74,000)				(74,000)
Stock options exercised and related tax benefit (Note 10)	36,963	276,000				276,000

Balance, December 31, 2003	3,242,027	$3,945,000	$—	$21,638,000	$166,000	$25,749,000

	2003	2002	2001
Disclosure of reclassification amount, net of taxes (Note 15):
Unrealized holding (losses) gains arising during the year	$(50,000)	$331,000	$204,000
Reclassification adjustment for gains included in net income	194,000	69,000	42,000

Net unrealized (losses) gains on available-for-sale investment securities	$(244,000)	$262,000	$162,000

     The accompanying notes are an integral
part of these consolidated financial statements.

PLUMAS BANCORP AND SUBSIDIARY

CONSOLIDATED STATEMENT OF CASH FLOWS

For the Years Ended December 31, 2003, 2002 and 2001

	2003	2002	2001
Cash flows from operating activities:
Net income	$3,281,000	$3,154,000	$2,758,000
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	750,000	825,000	725,000
(Decrease) increase in deferred loan origination fees, net	(71,000)	(147,000)	84,000
Depreciation and amortization	1,314,000	1,060,000	884,000
Net gain on sale of available-for-sale investment securities	(328,000)	(117,000)	(72,000)
Amortization of investment security premiums	1,200,000	279,000	71,000
Accretion of investment security discounts	(24,000)	(71,000)	(132,000)
Net loss on sale of premises and equipment	3,000	24,000	11,000
Net gain on sale of other real estate	(71,000)		(73,000)
(Recovery) writedown of held-to-maturity investment security		(60,000)	60,000
Writedown of other real estate to market value		13,000	9,000
Net decrease (increase) in loans held for sale	1,196,000	(823,000)	(407,000)
Increase in cash surrender value of life insurance policies	(278,000)	(183,000)	(212,000)
(Increase) decrease in accrued interest receivable and other assets	(1,060,000)	(769,000)	274,000
Increase (decrease) in accrued interest payable and other liabilities	221,000	(30,000)	87,000
Deferred taxes	28,000	31,000	(101,000)

Net cash provided by operating activities	6,161,000	3,186,000	3,966,000

(Continued)

PLUMAS BANCORP AND SUBSIDIARY

CONSOLIDATED STATEMENT OF CASH FLOWS
(Continued)
For the Years Ended December 31, 2003, 2002 and 2001

	2003	2002	2001
Cash flows from investing activities:
Cash acquired in the purchase of selected assets and liabilities of another bank	$42,520,000
Proceeds from matured and called available-for-sale investment securities	15,000,000	$16,996,000	$10,950,000
Proceeds from matured and called held-to-maturity investment securities	6,237,000	8,056,000	10,195,000
Proceeds from sale of available- for-sale investment securities	32,426,000	4,639,000	5,003,000
Purchases of available-for-sale investment securities	(104,217,000)	(47,400,000)	(21,554,000)
Purchases of held-to-maturity investment securities	(6,174,000)	(687,000)	(103,000)
Proceeds from principal repayments from available-for-sale government- guaranteed mortgage-backed securities	695,000	796,000	917,000
Proceeds from principal repayments from held-to-maturity government- guaranteed mortgage-backed securities	322,000	2,422,000	303,000
Net increase in loans	(12,338,000)	(24,690,000)	(20,172,000)
Proceeds from sale of other real estate	370,000		282,000
Proceeds from sale of premises and equipment		3,000	8,000
Purchases of premises and equipment	(1,587,000)	(2,142,000)	(1,685,000)
Life insurance policy deposits	(3,170,000)	(510,000)

Net cash used in investing activities	(29,916,000)	(42,517,000)	(15,856,000)

(Continued)

PLUMAS BANCORP AND SUBSIDIARY

CONSOLIDATED STATEMENT OF CASH FLOWS
(Continued)
For the Years Ended December 31, 2003, 2002 and 2001

	2003	2002	2001
Cash flows from financing activities:
Net increase in demand, interest- bearing and savings deposits	$19,114,000	$45,275,000	$24,649,000
Net (decrease) increase in time deposits	(2,677,000)	(3,541,000)	4,301,000
Proceeds from exercise of stock options	176,000	124,000	100,000
Proceeds from the issuance of junior subordinated deferrable interest debentures		6,186,000
Cash paid to repurchase fractional shares		(4,000)
Payment of cash dividends	(776,000)	(867,000)	(635,000)

Net cash provided by financing activities	15,837,000	47,173,000	28,415,000

(Decrease) increase in cash and cash equivalents	(7,918,000)	7,842,000	16,525,000
Cash and cash equivalents at beginning of year	37,930,000	30,088,000	13,563,000

Cash and cash equivalents at end of year	$30,012,000	$37,930,000	$30,088,000

Supplemental disclosure of cash flow information:
Cash paid during the year for:
Interest expense	$3,123,000	$4,272,000	$6,508,000
Income taxes	$2,052,000	$2,079,000	$1,134,000
Non-cash investing activities:
Real estate acquired through foreclosure	$175,000	$138,000	$40,000
Reclassification of loans to other assets (Note 4)	$1,399,000
Net change in unrealized gain on available-for-sale investment securities	$(415,000)	$446,000	$276,000
Non-cash financing activities:
Common stock retired in connection with the exercise of stock options	$74,000		$162,000

(Continued)

PLUMAS BANCORP AND SUBSIDIARY

CONSOLIDATED STATEMENT OF CASH FLOWS
(Continued)
For the Years Ended December 31, 2003, 2002 and 2001

	2003	2002	2001
On November 17, 2003, the Company purchased certain assets and liabilities of the Kings Beach, Loyalton, Portola, Quincy and Truckee branches from Placer Sierra Bank (Note 17):
Deposits assumed	$45,464,000
Loans	(129,000)
Premises and equipment	(552,000)
Premium paid for deposits	(1,709,000)
Other assets	(581,000)
Other liabilities	27,000

Cash received	$42,520,000

The accompanying notes are an integral
part of these consolidated financial statements.

PLUMAS BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

1.	THE BUSINESS OF PLUMAS BANCORP

On January 17, 2002, Plumas Bancorp (the “Company”) was incorporated as a bank holding company for the purpose of acquiring Plumas Bank (the “Bank”) in a one bank holding company reorganization. The new corporate structure gives the Company and the Bank greater flexibility in terms of operation expansion and diversification. The reorganization was approved by the Company’s shareholders on May 29, 2002, and all required regulatory approvals with respect to the reorganization were obtained. The reorganization was consummated on June 21, 2002, subsequent to which the Bank continued its operations as previously conducted, but as a wholly owned subsidiary of the Company. The Company formed Plumas Statutory Trust I (the “Trust”) for the sole purpose of issuing trust preferred securities on September 26, 2002.

The Bank operates twelve branches in California, including branches in Alturas, Chester, Fall River Mills, Greenville, Kings Beach, Loyalton, Portola, Quincy, Susanville, Tahoe City, Truckee and Westwood. The Bank’s deposits are insured by the Federal Deposit Insurance Corporation (FDIC) up to applicable legal limits. The Bank’s primary source of revenue is generated from providing loans to customers who are predominately small and middle market businesses and individuals residing in the surrounding areas.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Consolidation and Basis of Presentation

The consolidated financial statements include the accounts of the Company and the consolidated accounts of its wholly-owned subsidiary, Plumas Bank. All significant intercompany balances and transactions have been eliminated.

Plumas Statutory Trust I is not consolidated into the Company’s consolidated financial statements and, accordingly, is accounted for under the equity method. The junior subordinated debentures issued and guaranteed by the Company and held by the Trust are reflected on the Company’s consolidated balance sheet in accordance with the provisions of FASB Interpretation No. 46, Consolidation of Variable Interest Entities.

The accounting and reporting policies of Plumas Bancorp and subsidiary conform with accounting principles generally accepted in the United States of America and prevailing practices within the banking industry.

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

PLUMAS BANCORP AND SUBSIDIARY

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

Investment in Federal Home Loan Bank Stock

As a member of the Federal Home Loan Bank System, the Bank is required to maintain an investment in the capital stock of the Federal Home Loan Bank. The investment is carried at cost. At December 31, 2003 and 2002, Federal Home Loan Bank stock totaled $755,000 and $466,000, respectively. On the consolidated balance sheet, Federal Home Loan Bank stock is included in accrued interest receivable and other assets.

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

Government Guaranteed Loans

Included in the portfolio are loans which are 75% to 90% guaranteed by the Small Business Administration (SBA), US Department of Agriculture Rural Business Cooperative Service (RBS) and Farm Services Agency (FSA). The guaranteed portion of these loans may be sold to a third party, with the Bank retaining the unguaranteed portion. The Bank generally receives a premium in excess of the adjusted carrying value of the loan at the time of sale. The Bank may be required to refund a portion of the sales premium if the borrower defaults or prepays within ninety days of the settlement date. At December 31, 2003, no premium amounts were subject to these recourse provisions.

PLUMAS BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Loan Sales and Servicing (Continued)

Government Guaranteed Loans (Continued)

The Bank’s investment in the loan is allocated between the retained portion of the loan, the servicing asset, the interest-only (IO) strip, and the sold portion of the loan based on their relative fair values on the date the loan is sold. The gain on the sold portion of the loan is recognized as income at the time of sale. The carrying value of the retained portion of the loan is discounted based on the estimated value of a comparable non-guaranteed loan. The servicing asset is amortized over the estimated life of the related loan (see Note 4). Assets (accounted for as interest-only (IO) strips) are recorded at the fair value of the difference between note rates and rates paid to purchasers (the interest spread) and contractual servicing fees, if applicable. IO strips are carried at fair value with gains or losses recorded as a component of shareholders’ equity, similar to available-for-sale investment securities. Significant future prepayments of these loans will result in the recognition of additional amortization of related servicing assets and an adjustment to the carrying value of related IO strips.

The Bank serviced SBA and RBS government guaranteed loans for others totaling $2,889,000 and $3,379,000 as of December 31, 2003 and 2002, respectively.

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

The Bank may be required to refund a portion of the premiums and repurchase a portion of the loans that are sold if the borrower defaults within one hundred and eighty days of the settlement date. At December 31, 2003, the premiums and sold loans subject to these recourse provisions totaled $47,000 and $15,000, respectively.

The Bank serviced loans for the Federal National Mortgage Association (FNMA) totaling $12,518,000 and $11,404,000 as of December 31, 2003 and 2002, respectively.

PLUMAS BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Loan Sales and Servicing (Continued)

Participation Loans

The Bank also serviced loans which it has participated with other financial institutions totaling $5,109,000 and $4,060,000 as of December 31, 2003 and 2002, respectively.

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

Allowance for Loan Losses

The allowance for loan losses is maintained to provide for losses related to impaired loans and other losses that can be expected to occur in the normal course of business. The determination of the allowance is based on estimates made by management, to include consideration of the character of the loan portfolio, specifically identified problem loans, potential losses inherent in the portfolio taken as a whole and economic conditions in the Bank’s service area.

PLUMAS BANCORP AND SUBSIDIARY

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

The allowance is established through a provision for loan losses which is charged to expense. Additions to the allowance are expected to maintain the adequacy of the total allowance after credit losses and loan growth. The allowance for loan losses at December 31, 2003 and 2002, respectively, reflects management’s estimate of possible losses in the portfolio.

Other Real Estate

Other real estate includes real estate acquired in full or partial settlement of loan obligations with a balance of $125,000 at December 31, 2002 and former Bank premises with balances of $690,000 and $122,000 at December 31, 2003 and 2002, respectively. At December 31, 2003, the Company had no investment in real estate acquired in full or partial settlement of loan obligations. When property is acquired, any excess of the Bank’s recorded investment in the loan balance and accrued interest income over the estimated fair market value of the property is charged against the allowance for loan losses. A valuation allowance for losses on other real estate is maintained to provide for temporary declines in value. The allowance is established through a provision for losses on other real estate which is included in other expenses. Subsequent gains or losses on sales or writedowns resulting from permanent impairment are recorded in other income or expenses as incurred. On the consolidated balance sheet, other real estate is included in accrued interest receivable and other assets.

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

PLUMAS BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Intangible Assets

Intangible assets consist of core deposit intangibles related to branch acquisitions and are amortized using the straight-line method over ten years. Amortization expense totaled $161,000, $135,000 and $135,000 for years ended December 31, 2003, 2002 and 2001, respectively. The estimated intangible amortization for the years ending December 31, 2004, 2005, 2006, 2007 and 2008 is $303,000, $298,000, $298,000, $298,000 and $213,000, respectively.

Income Taxes

The Company files its income taxes on a consolidated basis with its subsidiary. The allocation of income tax expense (benefit) represents each entity’s proportionate share of the consolidated provision for income taxes.

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

Cash Equivalents

For the purpose of the statement of cash flows, cash and due from banks and Federal funds sold are considered to be cash equivalents. Generally, Federal funds are sold for one day periods. Cash held with other federally insured institutions in excess of FDIC limits as of December 31, 2003 was $10,404,000.

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

Stock-Based Compensation

At December 31, 2003, the Company had two stock-based employee compensation plans, the Plumas Bank 2001 and 1991 Stock Option Plans, which are described more fully in Note 10. The Company accounts for these plans under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted under these plans had an exercise price equal to the market value of the underlying common stock on the date of grant.

PLUMAS BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Stock-Based Compensation (Continued)

Pro forma adjustments to the Company’s consolidated net earnings and earnings per share are disclosed during the years in which the options become vested. With the assumption of the existing stock option plans by the Company at the time of the reorganization during the year ending December 31, 2002, the vesting schedule for all outstanding options was accelerated and the options became fully vested in accordance with the stock option plans. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, to stock-based compensation.

	2003	2002	2001
Net income, as reported	$3,281,000	$3,154,000	$2,758,000
Deduct: Total stock-based compensation expense determined under the fair value based method for all awards, net of related tax effects	91,000	165,000	52,000

Pro forma net income	$3,190,000	$2,989,000	$2,706,000

Basic earnings per share — as reported	$1.02	$.99	$.87
Basic earnings per share — pro forma	$.99	$.93	$.86
Diluted earnings per share — as reported	$.99	$.96	$.86
Diluted earnings per share — pro forma	$.97	$.92	$.85
Weighted average fair value of options granted during the year	$5.30	$4.72	$4.07

The fair value of each option was estimated on the date of grant using an option-pricing model with the following assumptions:

	2003	2002	2001
Dividend yield	1.29%	1.67%	2.43%
Expected volatility	38.74%	27.38%	24.82%
Risk-free interest rate	3.07%	3.01%	3.87%
Expected option life	5 years	3 to 5 years	5 years

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

PLUMAS BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Reclassifications

Certain reclassifications have been made to prior years’ balances to conform to classifications used in 2003.

Impact of New Financial Accounting Standards

In December, 2003, the Financial Accounting Standards Board (“FASB”) revised FASB Interpretation No. 46, Consolidation of Variable Interest Entities (FIN 46). This interpretation of Accounting Research Bulletin No. 51, Consolidated Financial Statements, addresses consolidation by business enterprises of variable interest entities that possess certain characteristics. FIN 46 requires that if a business enterprise has a controlling financial interest in a variable interest entity, the assets, liabilities, and results of the activities of the variable interest entity must be included in the consolidated financial statements with those of the business enterprise. The Company adopted FIN 46 on December 31, 2003. Adoption of this standard required the Company to deconsolidate its investment in Plumas Statutory Trust I, a Connecticut statutory business trust, made in September 2002. The deconsolidation of Plumas Statutory Trust I, formed in connection with the issuance of trust preferred securities, appears to be an unintended consequence of FIN 46. In management’s opinion, the effect of deconsolidation on the Company’s financial position and results of operations was not material.

In July 2003, the Board of Governors of the Federal Reserve Systems issued a supervisory letter instructing bank holding companies to continue to include the trust preferred securities in their Tier I capital for regulatory capital purposes until notice is given to the contrary. The Federal Reserve intends to review the regulatory implications of this accounting change and, if necessary or warranted, provide further appropriate guidance. There can be no assurance that the Federal Reserve will continue to allow institutions to include trust preferred securities in Tier I capital for regulatory capital purposes.

On April 30, 2003, the FASB issued SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities. This Statement amends and clarifies the accounting for derivative instruments by providing guidance related to circumstances under which a contract with a net investment meets the characteristics of a derivative as discussed in SFAS No. 133. The Statement also clarifies when a derivative contains a financing component. The Statement is intended to result in more consistent reporting for derivative contracts and must be applied prospectively for contracts entered into or modified after June 30, 2003, except for hedging relationships designated after June 30, 2003. In management’s opinion, the adoption of this Statement did not have a material impact on the Company’s consolidated financial position or results of operations.

PLUMAS BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

3.	INVESTMENT SECURITIES

The amortized cost and estimated market value of investment securities at December 31, 2003 and 2002 consisted of the following:

Available-for-Sale:

	2003
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Market
	Cost	Gains	Losses	Value
U.S. Treasury securities	$11,861,000	$52,000	$(6,000)	$11,907,000
U.S. Government agencies	83,092,000	294,000	(112,000)	83,274,000
Corporate debt securities	10,928,000	70,000	(15,000)	10,983,000

	$105,881,000	$416,000	$(133,000)	$106,164,000

Net unrealized gains on available-for-sale investment securities totaling $283,000 were recorded, net of $117,000 in tax liabilities, as accumulated other comprehensive income within shareholders’ equity at December 31, 2003. Proceeds and gross realized gains from the sale of available-for-sale investment securities for the year ended December 31, 2003 totaled $32,426,000 and $328,000, respectively.

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

PLUMAS BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

3.	INVESTMENT SECURITIES (Continued)

Held-to-Maturity:

	2003
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Market
	Cost	Gains	Losses	Value
U.S. Government agencies	$512,000	$27,000		$539,000
Obligations of states and political sub- divisions	7,705,000	155,000	$(10,000)	7,850,000
Corporate debt securities	1,502,000	47,000		1,549,000

	$9,719,000	$229,000	$(10,000)	$9,938,000

	2002
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Market
	Cost	Gains	Losses	Value
U.S. Government agencies	$2,753,000	$73,000		$2,826,000
Obligations of states and political sub- divisions	3,313,000	172,000		3,485,000
Corporate debt securities	4,515,000	126,000		4,641,000

	$10,581,000	$371,000	$—	$10,952,000

There were no sales or transfers of held-to-maturity investment securities during the years ended December 31, 2003, 2002 and 2001. However, a loss from the writedown of a held-to-maturity investment security was recognized during the year ended December 31, 2001 totaling $60,000. During the year ended December 31, 2002, this amount was recovered.

PLUMAS BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

3.	INVESTMENT SECURITIES (Continued)

Investment securities with unrealized losses at December 31, 2003 are summarized and classified according to the duration of the loss period as follows:

	Less than 12 Months
	Fair	Unrealized
	Value	Losses
U.S. Treasury securities	$7,104,000	$(6,000)
U.S. Government agencies	34,353,000	(112,000)
Corporate debt securities	4,747,000	(15,000)
Obligations of states and political subdivisions	2,113,000	(10,000)

	$48,317,000	$(143,000)

Management periodically evaluates each investment security relying primarily on industry analyst reports, observation of market conditions and interest rate fluctuations. Management believes it will be able to collect all amounts due according to the contractual terms of the underlying investment securities and that the noted decline in fair value is due only to interest rate fluctuations.

The amortized cost and estimated market value of investment securities at December 31, 2003 by contractual maturity are shown below. Expected maturities will differ from contractual maturities because the issuers of the securities may have the right to call or prepay obligations with or without call or prepayment penalties.

	Available-for-Sale		Held-to-Maturity
		Estimated		Estimated
	Amortized	Market	Amortized	Market
	Cost	Value	Cost	Value
Within one year			$2,429,000	$2,473,000
After one year through five years	$93,052,000	$93,332,000	2,861,000	3,015,000
After five years through ten years			2,002,000	2,000,000
After ten years through fifteen years			1,915,000	1,911,000

	93,052,000	93,332,000	9,207,000	9,399,000
Investment securities not due at a single maturity date:
Government-guaranteed mortgage-backed securities	12,829,000	12,832,000	500,000	526,000
SBA loan pools			12,000	13,000

	$105,881,000	$106,164,000	$9,719,000	$9,938,000

PLUMAS BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

3.	INVESTMENT SECURITIES (Continued)

Investment securities with amortized costs totaling $22,715,000 and $19,923,000 and estimated market values totaling $23,398,000 and $20,218,000 were pledged to secure public deposits and treasury, tax and loan accounts.

4.	LOANS

Outstanding loans are summarized below:

	December 31,
	2003	2002
Commercial	$51,073,000	$52,432,000
Agricultural	26,537,000	25,610,000
Real estate — mortgage	67,532,000	66,039,000
Real estate – construction and land development	26,194,000	15,175,000
Installment	46,621,000	48,465,000

	217,957,000	207,721,000
Deferred loan fees, net	(530,000)	(601,000)
Allowance for loan losses	(2,564,000)	(2,471,000)

	$214,863,000	$204,649,000

Changes in the allowance for loan losses were as follows:

	Year Ended December 31,
	2003	2002	2001
Balance, beginning of year	$2,471,000	$2,153,000	$1,888,000
Provision charged to operations	750,000	825,000	725,000
Losses charged to allowance	(847,000)	(601,000)	(560,000)
Recoveries	190,000	94,000	100,000

Balance, end of year	$2,564,000	$2,471,000	$2,153,000

PLUMAS BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

4.	LOANS (Continued)

The recorded investment in loans that were considered to be impaired totaled $550,000 and $1,459,000 at December 31, 2003 and 2002, respectively. The related allowance for loan losses for impaired loans was $59,000 and $228,000 at December 31, 2003 and 2002, respectively. The average recorded investment in impaired loans for the years ended December 31, 2003, 2002 and 2001 was $1,733,000, $1,003,000 and $197,000, respectively. During the year ended December 31, 2003, the Bank received a court judgment on loans previously considered impaired in the amount of $1,399,000. At December 31, 2003, this judgment was included in other assets on the consolidated balance sheet. The Bank recognized $143,000, $29,000 and $1,000 in interest income on a cash basis for impaired loans during the years ended December 31, 2003, 2002 and 2001, respectively.

At December 31, 2003 and 2002, nonaccrual loans totaled $847,000 and $1,711,000, respectively. Interest foregone on nonaccrual loans totaled $51,000, $148,000 and $72,000 for the years ended December 31, 2003, 2002 and 2001, respectively.

Salaries and employee benefits totaling $728,000, $753,000 and $397,000 have been deferred as loan origination costs during the years ended December 31, 2003, 2002 and 2001, respectively.

Sales and Servicing of Government-Guaranteed Loans

A summary of the activity in government-guaranteed loans follows:

	Year Ended December 31,
	2003	2002	2001
Loans originated	$3,010,000	$3,401,000	$2,465,000
Loans sold (guaranteed portion)		899,000	4,157,000
Loans outstanding at year end	6,773,000	4,329,000	2,729,000
Premium received at sale		38,000	155,000
Balance of servicing assets at year end	82,000	91,000	85,000
Fair value of interest-only strips year end	237,000	263,000	225,000

There were no significant gains or losses recognized on the interest-only strips for the years ended December 31, 2003, 2002 and 2001.

PLUMAS BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

5.	PREMISES AND EQUIPMENT

Premises and equipment consisted of the following:

	December 31,
	2003	2002
Land	$1,349,000	$981,000
Premises	6,904,000	6,579,000
Furniture, equipment and leasehold improvements	7,075,000	5,860,000
Construction in progress	260,000	317,000

	15,588,000	13,737,000
Less accumulated depreciation and amortization	(5,282,000)	(4,414,000)

	$10,306,000	$9,323,000

Depreciation and amortization included in occupancy and equipment expense totaled $1,153,000, $925,000 and $749,000 for the years ended December 31, 2003, 2002 and 2001, respectively.

6.	INTEREST-BEARING DEPOSITS

Interest-bearing deposits consisted of the following:

	December 31,
	2003	2002
NOW	$41,690,000	$34,222,000
Money market	64,349,000	59,802,000
Savings	59,601,000	43,367,000
Time, $100,000 or more	27,461,000	24,072,000
Other time	65,911,000	58,924,000

	$259,012,000	$220,387,000

PLUMAS BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

6.	INTEREST-BEARING DEPOSITS (Continued)

Aggregate annual maturities of time deposits are as follows:

Year Ending
December 31,
2004	$74,937,000
2005	10,254,000
2006	5,576,000
2007	2,053,000
2008	442,000
Thereafter	110,000

$93,372,000

Interest expense recognized on interest-bearing deposits consisted of the following:

	Year Ended December 31,
	2003	2002	2001
NOW	$79,000	$114,000	$195,000
Money market	498,000	775,000	1,285,000
Savings	310,000	432,000	581,000
Time, $100,000 or more	507,000	695,000	1,076,000
Other time	1,309,000	1,929,000	3,231,000

	$2,703,000	$3,945,000	$6,368,000

7.	SHORT-TERM BORROWING ARRANGEMENTS

The Bank has unsecured short-term borrowing arrangements with two of its correspondent banks in the amounts of $10,000,000 and $5,000,000. The Bank can also borrow up to $10,192,000 from the Federal Home Loan Bank secured by residential mortgage loans with carrying values totaling $18,122,000. In addition, the Bank has a reverse repurchase agreement with a securities firm whereby all borrowings are fully secured by investment securities. There were no short-term borrowings outstanding at December 31, 2003 and 2002.

PLUMAS BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

8.	JUNIOR SUBORDINATED DEFERRABLE INTEREST DEBENTURES

Plumas Statutory Trust I is a Connecticut business trust formed by the Company with capital of $186,000 for the sole purpose of issuing trust preferred securities fully and unconditionally guaranteed by the Company. During the third quarter of 2002, Plumas Statutory Trust I (the “Trust”) issued 6,000 Floating Rate Capital Trust Pass-Through Securities (“Trust Preferred Securities”), with a liquidation value of $1,000 per security, for gross proceeds of $6,000,000. The entire proceeds of the issuance were invested by the Trust in $6,186,000 of Floating Rate Junior Subordinated Deferrable Interest Debentures (the “Subordinated Debentures”) issued by the Company, with identical maturity, repricing and payment terms as the Trust Preferred Securities. The Subordinated Debentures represent the sole assets of the Trust. The Subordinated Debentures mature on September 26, 2032, bear a current interest rate of 4.77% (based on 3-month LIBOR plus 3.40%), with repricing and payments due quarterly. The Subordinated Debentures are redeemable by the Company, subject to receipt by the Company of prior approval from the Federal Reserve Board of Governors, on any September 26, December 26, March 26 or June 26 on or after September 26, 2007. The redemption price is par plus accrued and unpaid interest, except in the case of redemption under a special event which is defined in the debenture. The Trust Preferred Securities are subject to mandatory redemption to the extent of any early redemption of the Subordinated Debentures and upon maturity of the Subordinated Debentures on September 26, 2032.

Holders of the Trust Preferred Securities are entitled to a cumulative cash distribution on the liquidation amount of $1,000 per security. For each successive period beginning on December 26, March 26, June 26 and September 26 of each year, the rate will be adjusted to equal the 3-month LIBOR plus 3.40% provided, however, that prior to September 26, 2007, such annual rate does not exceed 11.90%. The Trust has the option to defer payment of the distributions for a period of up to five years, as long as the Company is not in default on the payment of interest on the Subordinated Debentures. The Trust Preferred Securities were sold and issued in private transactions pursuant to an exemption from registration under the Securities Act of 1933, as amended. The Company has guaranteed, on a subordinated basis, distributions and other payments due on the Trust Preferred Securities.

PLUMAS BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

9.	COMMITMENTS AND CONTINGENCIES

Leases

The Bank leases its Tahoe City and Loyalton branch offices and an administrative office in Truckee under noncancelable operating leases that expire in March 2008, June 2005 and January 2006, respectively. The Tahoe City and Truckee office leases contain options to renew the leases for fifteen years and three years, respectively. Future minimum lease payments are as follows:

Year Ending
December 31,
2004	$232,500
2005	225,000
2006	153,400
2007	101,600
2008	32,500

$745,000

Rental expense included in occupancy and equipment expense totaled $179,000, $85,000 and $97,000 for the years ended December 31, 2003, 2002 and 2001, respectively.

Financial Instruments With Off-Balance-Sheet Risk

The Bank is a party to financial instruments with off-balance-sheet risk in the normal course of business in order to meet the financing needs of its customers. These financial instruments include commitments to extend credit and letters of credit. These instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized on the consolidated balance sheet.

The Bank’s exposure to credit loss in the event of nonperformance by the other party for commitments to extend credit and letters of credit is represented by the contractual amount of those instruments. The Bank uses the same credit policies in making commitments and letters of credit as it does for loans included on the consolidated balance sheet.

The following financial instruments represent off-balance-sheet credit risk:

	December 31,
	2003	2002
Commitments to extend credit	$60,203,000	$49,267,000
Letters of credit	$1,802,000	$509,000

PLUMAS BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

9.	COMMITMENTS AND CONTINGENCIES (Continued)

Financial Instruments With Off-Balance-Sheet Risk (Continued)

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

At December 31, 2003, consumer loan commitments represent approximately 17% of total commitments and are generally unsecured. Commercial and agricultural loan commitments represent approximately 31% of total commitments and are generally secured by various assets of the borrower. Real estate loan commitments represent the remaining 52% of total commitments and are generally secured by property with a loan-to-value ratio not to exceed 80%. In addition, the majority of the Bank’s commitments have variable interest rates.

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

PLUMAS BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

10.	SHAREHOLDERS’ EQUITY

Dividend Restrictions

The Company’s ability to pay cash dividends is dependent on dividends paid to it by the Bank and limited by California corporation law. Under California law, the holders of common stock of the Company are entitled to receive dividends when and as declared by the Board of Directors, out of funds legally available, subject to certain restrictions. The California general corporation law prohibits the Company from paying dividends on its common stock unless: (i) its retained earnings, immediately prior to the dividend payment, equals or exceeds the amount of the dividend or (ii) immediately after giving effect to the dividend, the sum of the Company’s assets (exclusive of goodwill and deferred charges) would be at least equal to 125% of its liabilities (not including deferred taxes, deferred income and other deferred liabilities) and the current assets of the Company would be at least equal to its current liabilities, or, if the average of its earnings before taxes on income and before interest expense for the two preceding fiscal years was less than the average of its interest expense for the two preceding fiscal years, at least equal to 125% of its current liabilities.

Dividends from the Bank to the Company are restricted under California law to the lesser of the Bank’s retained earnings or the Bank’s net income for the latest three fiscal years, less dividends previously declared during that period, or, with the approval of the Department of Financial Institutions, to the greater of the retained earnings of the Bank, the net income of the Bank for its last fiscal year, or the net income of the Bank for its current fiscal year. As of December 31, 2003, the maximum amount available for dividend distribution under this restriction was approximately $7,300,000.

Stock Split

On October 25, 2002 the Company’s Board of Directors approved a three-for-two stock split to shareholders of record at the close of business on November 12, 2002, effective November 26, 2002. All per share, shares outstanding and stock option data in the consolidated financial statements have been retroactively restated to reflect the stock split.

PLUMAS BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

10.	SHAREHOLDERS’ EQUITY (Continued)

Earnings Per Share

A reconciliation of the numerators and denominators of the basic and diluted earnings per share computations is as follows:

		Weighted
		Average
		Number of
	Net	Shares	Per Share
For the Year Ended	Income	Outstanding	Amount
December 31, 2003
Basic earnings per share	$3,281,000	3,230,956	$1.02

Effect of dilutive stock options		88,007

Diluted earnings per share	$3,281,000	3,318,963	$0.99

December 31, 2002
Basic earnings per share	$3,154,000	3,199,962	$0.99

Effect of dilutive stock options		70,635

Diluted earnings per share	$3,154,000	3,270,597	$0.96

December 31, 2001
Basic earnings per share	$2,758,000	3,163,977	$0.87

Effect of dilutive stock options		41,930

Diluted earnings per share	$2,758,000	3,205,907	$0.86

Shares of common stock issuable under stock options for which the exercise prices were greater than the average market prices were not included in the computation of diluted earnings per share due to their antidilutive effect. Stock options not included in the computation of diluted earnings per share were 56,925, 100,575 and 116,820 for the years ended December 31, 2003, 2002 and 2001, respectively.

PLUMAS BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

10.	SHAREHOLDERS’ EQUITY (Continued)

Stock Options

In 2001 and 1991, the Company established Stock Option Plans for which 738,655 shares of common stock are reserved for issuance to employees and directors under incentive and nonstatutory agreements as of December 31, 2003. The plans require that the option price may not be less than the fair market value of the stock at the date the option is granted, and that the stock must be paid in full at the time the option is exercised. Payment in full for the option price must be made in cash or with Company common stock previously acquired by the optionee and held by the optionee for a period of at least six months. The options expire on dates determined by the Board of Directors, but not later than ten years from the date of grant. Upon grant, options vest ratably over a three to five year period. A summary of the activity within the plans follows:

	2003		2002		2001
		Weighted		Weighted		Weighted
		Average		Average		Average
		Exercise		Exercise		Exercise
	Shares	Price	Shares	Price	Shares	Price
Incentive
Options outstanding, beginning of year	196,003	$10.06	143,790	$6.91	218,397	$4.60
Options granted	50,800	$19.25	66,825	$16.13	20,250	$8.24
Options exercised	(29,903)	$6.63	(14,612)	$6.87	(94,857)	$1.88
Options canceled	(2,325)	$16.13

Options outstanding, end of year	214,575	$12.64	196,003	$10.06	143,790	$6.91

Options exercisable, end of year	114,205	$8.19	129,178	$6.92	81,086	$6.32

Nonstatutory
Options outstanding, beginning of year	66,690	$11.28	36,930	$7.52	72,570	$4.67
Options granted	16,875	$19.79	33,750	$16.13	3,750	$8.29
Options exercised	(7,060)	$7.37	(2,694)	$4.88	(37,446)	$2.07
Options canceled			(1,296)	$4.96	(1,944)	$7.44

Options outstanding, end of year	76,505	$14.05	66,690	$11.28	36,930	$7.52

Options exercisable, end of year	34,630	$9.75	32,940	$7.54	19,533	$7.48

PLUMAS BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

10.	SHAREHOLDERS’ EQUITY (Continued)

Stock Options (Continued)

A summary of options outstanding at December 31, 2003 follows:

	Number of	Weighted
	Options	Average	Options
	Outstanding	Remaining	Exercisable
Range of	December 31,	Contractual	December 31,
Exercise Prices	2003	Life	2003
Incentive
$4.09	16,200	1.0 years	16,200
$5.37	6,000	2.3 years	6,000
$7.17	3,000	6.5 years	3,000
$7.44	44,350	4.9 years	44,350
$8.15	7,500	7.8 years	7,500
$8.28	9,750	4.7 years	9,750
$8.29	12,475	7.8 years	12,475
$16.13	64,500	8.9 years	14,830
$16.14	5,750	9.2 years	0
$18.51	5,000	9.5 years	0
$19.79	40,050	9.9 years	0

	214,575		114,105

Nonstatutory
$7.00	2,000	6.6 years	2,000
$7.44	14,505	4.9 years	14,505
$7.72	5,625	3.9 years	5,625
$8.29	3,750	7.8 years	3,750
$16.13	33,750	8.9 years	8,750
$19.79	16,875	9.9 years	0

	76,505		34,630

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

PLUMAS BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

10.	SHAREHOLDERS’ EQUITY (Continued)

Regulatory Capital (Continued)

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios of total and Tier 1 capital to risk-weighted assets and of Tier 1 capital to average assets. Each of these components is defined in the regulations. Management believes that the Company and the Bank met all their capital adequacy requirements as of December 31, 2003 and 2002.

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

	December 31,
	2003		2002
	Amount	Ratio	Amount	Ratio
Leverage Ratio
Plumas Bancorp and Subsidiary	$29,345,000	8.4%	$28,188,000	8.8%
Minimum regulatory requirement	$14,053,000	4.0%	$11,967,000	4.0%
Plumas Bank	$28,852,000	8.2%	$24,621,000	7.7%
Minimum requirement for “Well-Capitalized” institution	$17,567,000	5.0%	$16,089,000	5.0%
Minimum regulatory requirement	$14,053,000	4.0%	$12,871,000	4.0%
Tier 1 Risk-Based Capital Ratio
Plumas Bancorp and Subsidiary	$29,345,000	10.4%	$28,188,000	11.8%
Minimum regulatory requirement	$11,261,000	4.0%	$9,546,000	4.0%
Plumas Bank	$28,852,000	10.3%	$24,621,000	7.7%
Minimum requirement for “Well-Capitalized” institution	$16,867,000	6.0%	$14,309,000	6.0%
Minimum regulatory requirement	$11,245,000	4.0%	$9,539,000	4.0%
Total Risk-Based Capital Ratio
Plumas Bancorp and Subsidiary	$31,909,000	11.3%	$30,656,000	12.8%
Minimum regulatory requirement	$22,522,000	8.0%	$19,093,000	8.0%
Plumas Bank	$31,416,000	11.1%	$27,092,000	11.4%
Minimum requirement for “Well-Capitalized” institution	$28,112,000	10.0%	$23,848,000	10.0%
Minimum regulatory requirement	$22,490,000	8.0%	$19,078,000	8.0%

PLUMAS BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

11.	OTHER EXPENSES

Other expenses consisted of the following:

	Year Ended December 31,
	2003	2002	2001
Professional fees	$392,000	$673,000	$369,000
Telephone	357,000	347,000	293,000
Business development	357,000	371,000	330,000
Stationery and supplies	349,000	324,000	300,000
Armored car and courier	342,000	318,000	354,000
Advertising and promotion	288,000	260,000	237,000
Postage	253,000	184,000	201,000
Director compensation and retirement	196,000	228,000	216,000
Loan expenses	170,000	244,000	216,000
Insurance	164,000	171,000	131,000
Other operating expenses	473,000	421,000	441,000

	$3,341,000	$3,541,000	$3,088,000

12.	INCOME TAXES

The provision for income taxes for the years ended December 31, 2003, 2002 and 2001 consisted of the following:

	Federal	State	Total
2003
Current	$1,437,000	$553,000	$1,990,000
Deferred	19,000	9,000	28,000

Income tax expense	$1,456,000	$562,000	$2,018,000

2002
Current	$1,460,000	$555,000	$2,015,000
Deferred	21,000	10,000	31,000

Income tax expense	$1,481,000	$565,000	$2,046,000

2001
Current	$1,259,000	$509,000	$1,768,000
Deferred	(72,000)	(29,000)	(101,000)

Income tax expense	$1,187,000	$480,000	$1,667,000

PLUMAS BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

12.	INCOME TAXES (Continued)

Deferred tax assets (liabilities) consisted of the following:

	December 31,
	2003	2002
Deferred tax assets:
Allowance for loan losses	$925,000	$901,000
Future benefit of state income tax deduction	203,000	179,000
Deferred compensation	806,000	597,000
Deposit purchase premium	124,000	98,000
Other	11,000	94,000

Total deferred tax assets	2,069,000	1,869,000

Deferred tax liabilities:
Future liability of state deferred tax asset	(122,000)	(102,000)
Unrealized gain on available-for-sale investment securities	(117,000)	(288,000)
Bank premises and equipment	(608,000)	(456,000)

Total deferred tax liabilities	(847,000)	(846,000)

Net deferred tax assets	$1,222,000	$1,023,000

The provision for income taxes differs from amounts computed by applying the statutory Federal income tax rate to operating income before income taxes. The items comprising these differences consisted of the following:

	Year Ended December 31,
	2003		2002		2001
	Amount	Rate %	Amount	Rate %	Amount	Rate %
Federal income tax expense, at statutory rate	$1,802,000	34.0	$1,768,000	34.0	$1,505,000	34.0
State franchise tax, net of Federal tax effect	360,000	6.8	339,000	6.5	289,000	6.5
Interest on obligations of states and political subdivisions	(62,000)	(1.2)	(48,000)	(.9)	(36,000)	(.8)
Net increase in cash surrender value of officers life insurance	(106,000)	(2.0)	(74,000)	(1.4)	(83,000)	(1.9)
Other	24,000	.5	61,000	1.1	(8,000)	(.1)

Total income tax expense	$2,018,000	38.1	$2,046,000	39.3	$1,667,000	37.7

PLUMAS BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

13.	RELATED PARTY TRANSACTIONS

During the normal course of business, the Bank enters into transactions with related parties, including executive officers and directors. These transactions include borrowings from the Bank with substantially the same terms, including rates and collateral, as loans to unrelated parties. The following is a summary of the aggregate activity involving related party borrowers during 2003:

Balance, January 1, 2003	$847,000
Disbursements	1,080,000
Amounts repaid	(759,000)

Balance, December 31, 2003	$1,168,000

Undisbursed commitments to related parties, December 31, 2003	$873,000

14.	EMPLOYEE BENEFIT PLANS

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

During the years ended December 31, 2003, 2002 and 2001, the Company’s contribution totaled $139,000, $135,000 and $111,000, respectively.

Salary Continuation and Retirement Plans

Salary continuation and retirement plans are in place for four key executives and members of the Board of Directors. Under these plans, the directors and executives will receive monthly payments for twelve to fifteen years, respectively, after retirement. These benefits are substantially equivalent to those available under split-dollar life insurance policies purchased by the Bank on the lives of the directors and executives. In addition, the estimated present value of these future benefits is accrued over the period from the effective dates of the plans until the participants’ expected retirement dates. The expense recognized under these plans for the years ended December 31, 2003, 2002 and 2001 totaled $402,000, $199,000 and $199,000, respectively.

PLUMAS BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

14.	EMPLOYEE BENEFIT PLANS (Continued)

Salary Continuation and Retirement Plans (Continued)

In connection with these plans, the Bank purchased single premium life insurance policies with cash surrender values totaling $8,013,000 and $4,565,000 at December 31, 2003 and 2002, respectively. On the consolidated balance sheet, the cash surrender values are included in accrued interest receivable and other assets. Income earned on these policies, net of expenses, totaled $278,000, $183,000 and $212,000 for the years ended December 31, 2003, 2002 and 2001, respectively. Income earned on these policies is not subject to Federal income tax.

15.	COMPREHENSIVE INCOME

Comprehensive income is reported in addition to net income for all periods presented. Comprehensive income is a more inclusive financial reporting methodology that includes disclosure of other comprehensive income (loss) that historically has not been recognized in the calculation of net income. The unrealized gains and losses on the Company’s available-for-sale investment securities are included in other comprehensive income (loss). Total comprehensive income and the components of accumulated other comprehensive income (loss) are presented in the Statement of Changes in Shareholders’ Equity.

At December 31, 2003, 2002 and 2001, the Bank held securities classified as available-for-sale which had unrealized gains (losses) as follows:

		Tax
	Before	Benefit	After
	Tax	(Expense)	Tax
For the Year Ended December 31, 2003
Other comprehensive loss:
Unrealized holding losses	$(87,000)	$37,000	$(50,000)
Reclassification adjustment for gains included in net income	328,000	(134,000)	194,000

Total other comprehensive loss	$(415,000)	$171,000	$(244,000)

For the Year Ended December 31, 2002
Other comprehensive income:
Unrealized holding gains	$563,000	$(232,000)	$331,000
Reclassification adjustment for gains included in net income	117,000	(48,000)	69,000

Total other comprehensive income	$446,000	$(184,000)	$262,000

PLUMAS BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

15.	COMPREHENSIVE INCOME (Continued)

		Tax
	Before	Benefit	After
	Tax	(Expense)	Tax
For the Year Ended December 31, 2001
Other comprehensive income:
Unrealized holding gains	$348,000	$(144,000)	$204,000
Reclassification adjustment for gains included in net income	72,000	(30,000)	42,000

Total other comprehensive income	$276,000	$(114,000)	$162,000

16.	DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS

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

The following methods and assumptions were used by management to estimate the fair value of its financial instruments at December 31, 2003 and 2002:

Cash and cash equivalents: For cash and cash equivalents, the carrying amount is estimated to be fair value.

Investment securities: For investment securities, fair values are based on quoted market prices, where available. If quoted market prices are not available, fair values are estimated using quoted market prices for similar securities and indications of value provided by brokers.

PLUMAS BANCORP AND SUBSIDIARY

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

Junior Subordinated Deferrable Interest Debentures: The fair value of junior subordinated deferrable interest debentures was determined based on the current market value for like kind instruments of a similar maturity and structure.

Commitments to extend credit: Commitments to extend credit are primarily for variable rate loans and letters of credit. For these commitments, there is no difference between the committed amounts and their fair values. Commitments to fund fixed rate loans and letters of credit are at rates which approximate fair value at each reporting date.

	December 31, 2003		December 31, 2002
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Financial assets:
Cash and cash equivalents	$30,012,000	$30,012,000	$37,930,000	$37,930,000
Loans held for sale	276,000	276,000	1,472,000	1,472,000
Investment securities	115,883,000	116,102,000	61,436,000	61,807,000
Loans	214,863,000	215,488,000	204,649,000	204,826,000
Cash surrender value of life insurance policies	8,013,000	8,013,000	4,565,000	4,565,000
Accrued interest receivable	2,501,000	2,501,000	2,132,000	2,132,000
Financial liabilities:
Deposits	$355,842,000	$356,517,000	$293,941,000	$294,586,000
Junior subordinated deferrable interest debentures	6,186,000	6,186,000	6,186,000	6,186,000
Accrued interest payable	238,000	238,000	348,000	348,000

PLUMAS BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

16.	DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS (Continued)

	December 31, 2003		December 31, 2002
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Off-balance-sheet financial instruments:
Commitments to extend credit	$60,203,000	$60,203,000	$49,267,000	$49,267,000
Standby letters of credit	1,802,000	1,802,000	509,000	509,000

17.	INTANGIBLE ASSETS

The Bank acquired certain assets and liabilities of the Kings Beach, Loyalton, Portola, Quincy and Truckee branches of Placer Sierra Bank on November 17, 2004. Upon acquisition, premises and equipment were valued at fair value and a core deposit premium of $1,709,000 was recorded as an intangible.

The core deposit premiums are amortized using the straight-line method over ten years. Annually, the intangible is analyzed for impairment. Amortization expense totaled $161,000, $135,000 and $135,000 for the years ended December 31, 2003, 2002 and 2001, respectively. Unamortized core deposit premiums related to previous acquisitions totaled $556,000 and $690,000 at December 31, 2003 and 2002, respectively.

PLUMAS BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

18.	PARENT ONLY CONDENSED FINANCIAL STATEMENTS

BALANCE SHEET

December 31, 2003 and 2002

	2003	2002
ASSETS
Cash and due from banks	$116,000	$3,305,000
Investment in bank subsidiary	31,316,000	25,721,000
Other assets	539,000	451,000

	$31,971,000	$29,477,000

LIABILITIES AND SHAREHOLDERS’ EQUITY
Other liabilities	$36,000	$5,000
Junior subordinated debentures due to subsidiary grantor trust	6,186,000	6,186,000

Total liabilities	6,222,000	6,191,000

Shareholders’ equity:
Common stock	3,945,000	3,743,000
Retained earnings	21,638,000	19,133,000
Accumulated other comprehensive income	166,000	410,000

Total shareholders’ equity	25,749,000	23,286,000

	$31,971,000	$29,477,000

PLUMAS BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

18.	PARENT ONLY CONDENSED FINANCIAL STATEMENTS (Continued)

STATEMENT OF INCOME

For the Years Ended December 31, 2003 and 2002

	2003	2002
Income:
Dividends declared by bank subsidiary	$812,000	$944,000
Earnings from investment in Plumas Statutory Trust I	11,000

Total income	823,000	944,000

Expenses:
Interest on junior subordinated deferrable interest debentures	288,000	87,000
Other expenses	347,000	129,000

Total expenses	635,000	216,000

Income before equity in undistributed income of subsidiary	188,000	728,000
Equity in undistributed income of subsidiary	2,839,000	2,342,000

Income before income taxes	3,027,000	3,070,000
Income tax benefit	254,000	84,000

Net income	$3,281,000	$3,154,000

PLUMAS BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

18.	PARENT ONLY CONDENSED FINANCIAL STATEMENTS (Continued)

STATEMENT OF CASH FLOWS

For the Years Ended December 31, 2003 and 2002

	2003	2002
Cash flows from operating activities:
Net income	$3,281,000	$3,154,000
Adjustments to reconcile net income to net cash provided by operating activities:
Undistributed net income of subsidiary	(2,839,000)	(2,342,000)
Increase in other assets	(88,000)	(265,000)
Increase in other liabilities	31,000	5,000

Net cash provided by operating activities	385,000	552,000

Cash flows from investing activities:
Investment in bank subsidiary	(3,000,000)	(2,500,000)
Investment in Plumas Statutory Trust I		(186,000)

Net cash used in investing activities	(3,000,000)	(2,686,000)

Cash flows from financing activities:
Proceeds from short-term borrowings		35,000
Proceeds from the issuance of junior subordinated deferrable interest debentures		6,186,000
Repayment of short-term borrowings		(35,000)
Dividends paid	(776,000)	(867,000)
Cash paid to repurchase fractional shares		(4,000)
Proceeds from the exercise of stock options	202,000	124,000

Net cash (used in) provided by financing activities	(574,000)	5,439,000

(Decrease) increase in cash and cash equivalents	(3,189,000)	3,305,000
Cash and cash equivalents at beginning of year	3,305,000

Cash and cash equivalents at end of year	$116,000	$3,305,000

Non-cash investing activities:
Issuance of common stock in exchange for the common stock of the Bank		$3,623,000
Net change in unrealized gain on investment securities available-for-sale	$(415,000)	$446,000

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

As of the end of the period covered by this report, we conducted an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. There was no change in our internal control over financial reporting during our most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by Items 10 can be found in Plumas Bancorp’s Definitive Proxy Statement pursuant to Regulation 14A under the Securities Exchange Act of 1934, and is by this reference incorporated herein.

ITEM 11. EXECUTIVE COMPENSATION

The information required by Items 11 can be found in Plumas Bancorp’s Definitive Proxy Statement pursuant to Regulation 14A under the Securities Exchange Act of 1934, and is by this reference incorporated herein.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by Items 12 can be found in Plumas Bancorp’s Definitive Proxy Statement pursuant to Regulation 14A under the Securities Exchange Act of 1934, and is by this reference incorporated herein.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED MATTERS

The information required by Items 13 can be found in Plumas Bancorp’s Definitive Proxy Statement pursuant to Regulation 14A under the Securities Exchange Act of 1934, and is by this reference incorporated herein.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by Items 14 can be found in Plumas Bancorp’s Definitive Proxy Statement pursuant to Regulation 14A under the Securities Exchange Act of 1934, and is by this reference incorporated herein.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)	Exhibits

     The following documents are included or incorporated by reference in this Annual Report on Form 10K.

3.1	Articles of Incorporation as amended of Registrant included as exhibit 3.1 to the Registrant’s Form S-4, File No. 333-84534, which is incorporated by reference herein.

3.2	Bylaws of Registrant included as exhibit 3.2 to the Registrant’s Form S-4, File No. 333-84534, which is incorporated by reference herein.

4	Specimen form of certificate for Plumas Bancorp included as exhibit 4 to the Registrant’s Form S-4, File No. 333-84534, which is incorporated by reference herein.

10.1	Employment Agreement of William E. Elliott dated May 16, 2001, is included as Exhibit 10.1 to the Registrant’s 10-QSB for June 30 2002, which is incorporated by this reference herein.

10.2	Incentive Stock Option Agreement as amended of William E. Elliott dated November 18, 1998, is included as Exhibit 10.2 to the Registrant’s 10-QSB for June 30 2002, which is incorporated by this reference herein.

10.3	Executive Salary Continuation Agreement as amended of William E. Elliott dated October 13, 1993, is included as Exhibit 10.3 to the Registrant’s 10-QSB for June 30 2002, which is incorporated by this reference herein.

10.4	Split Dollar Agreements of William E. Elliott dated January 23, 2002, is included as Exhibit 10.4 to the Registrant’s 10-QSB for June 30 2002, which is incorporated by this reference herein.

10.5	Incentive Stock Option Agreement as amended of Douglas N. Biddle dated November 18, 1998, is included as Exhibit 10.5 to the Registrant’s 10-QSB for June 30 2002, which is incorporated by this reference herein.

10.6	Executive Salary Continuation Agreement as amended of Douglas N. Biddle dated June 2, 1994, is included as Exhibit 10.6 to the Registrant’s 10-QSB for June 30 2002, which is incorporated by this reference herein.

10.7	Split Dollar Agreements of Douglas N. Biddle dated January 24, 2002, is included as Exhibit 10.7 to the Registrant’s 10-QSB for June 30 2002, which is incorporated by this reference herein.

10.8	Incentive Stock Option Agreement as amended of Dennis C. Irvine dated November 18, 1998, is included as Exhibit 10.8 to the Registrant’s 10-QSB for June 30 2002, which is incorporated by this reference herein.

10.9	Executive Salary Continuation Agreement as amended of Dennis C. Irvine dated June 2, 1994, is included as Exhibit 10.9 to the Registrant’s 10-QSB for June 30 2002, which is incorporated by this reference herein.

10.10	Split Dollar Agreements of Dennis C. Irvine dated January 24, 2002, is included as Exhibit 10.10 to the Registrant’s 10-QSB for June 30 2002, which is incorporated by this reference herein.

10.11	Incentive Stock Option Agreement as amended of Robert T. Herr dated July 19, 2000, is included as Exhibit 10.11 to the Registrant’s 10-QSB for June 30 2002, which is incorporated by this reference herein.

10.12	Non-Qualified Stock Option Agreement as amended of Jerry V. Kehr dated November 18, 1998, is included as Exhibit 10.12 to the Registrant’s 10-QSB for June 30 2002, which is incorporated by this reference herein.

10.13	Deferred Fee Agreement as amended of Jerry V. Kehr dated August 19, 1998, is included as Exhibit 10.13 to the Registrant’s 10-QSB for June 30 2002, which is incorporated by this reference herein.

10.14	Amended and Restated Director Retirement Agreement of Jerry V. Kehr dated April 28, 2000, is included as Exhibit 10.14 to the Registrant’s 10-QSB for June 30 2002, which is incorporated by this reference herein.

10.15	Consulting Agreement of Jerry V. Kehr dated May 10, 2000, is included as Exhibit 10.15 to the Registrant’s 10-QSB for June 30 2002, which is incorporated by this reference herein.

10.16	Non-Qualified Stock Option Agreement as amended of Daniel E. West dated November 19, 1997, is included as Exhibit 10.16 to the Registrant’s 10-QSB for June 30 2002, which is incorporated by this reference herein.

10.17	Non-Qualified Stock Option Agreement as amended of Daniel E. West dated November 18, 1998, is included as Exhibit 10.17 to the Registrant’s 10-QSB for June 30 2002, which is incorporated by this reference herein.

10.18	Amended and Restated Director Retirement Agreement of Daniel E. West dated May 10, 2000, is included as Exhibit 10.18 to the Registrant’s 10-QSB for June 30 2002, which is incorporated by this reference herein.

10.19	Consulting Agreement of Daniel E. West dated May 10, 2000, is included as Exhibit 10.19 to the Registrant’s 10-QSB for June 30 2002, which is incorporated by this reference herein.

10.20	Non-Qualified Stock Option Agreement as amended of Alvin G. Blickenstaff dated November 18, 1998, is included as Exhibit 10.20 to the Registrant’s 10-QSB for June 30 2002, which is incorporated by this reference herein.

10.21	Amended and Restated Director Retirement Agreement of Alvin G. Blickenstaff dated April 19, 2000, is included as Exhibit 10.21 to the Registrant’s 10-QSB for June 30 2002, which is incorporated by this reference herein.

10.22	Consulting Agreement of Alvin G. Blickenstaff dated May 8, 2000, is included as Exhibit 10.22 to the Registrant’s 10-QSB for June 30 2002, which is incorporated by this reference herein.

10.23	Non-Qualified Stock Option Agreement as amended of Gerald W. Fletcher dated November 18, 1998, is included as Exhibit 10.23 to the Registrant’s 10-QSB for June 30 2002, which is incorporated by this reference herein.

10.24	Amended and Restated Director Retirement Agreement of Gerald W. Fletcher dated May 10, 2000, is included as Exhibit 10.24 to the Registrant’s 10-QSB for June 30 2002, which is incorporated by this reference herein.

10.25	Consulting Agreement of Gerald W. Fletcher dated May 10, 2000, is included as Exhibit 10.25 to the Registrant’s 10-QSB for June 30 2002, which is incorporated by this reference herein.

10.26	Non-Qualified Stock Option Agreement as amended of Arthur C. Grohs dated November 18, 1998, is included as Exhibit 10.26 to the Registrant’s 10-QSB for June 30 2002, which is incorporated by this reference herein.

10.27	Amended and Restated Director Retirement Agreement of Arthur C. Grohs dated May 9, 2000, is included as Exhibit 10.27 to the Registrant’s 10-QSB for June 30 2002, which is incorporated by this reference herein.

10.28	Consulting Agreement of Arthur C. Grohs dated May 9, 2000, is included as Exhibit 10.28 to the Registrant’s 10-QSB for June 30 2002, which is incorporated by this reference herein.

10.29	Non-Qualified Stock Option Agreement as amended of Christine McArthur dated August 16, 2000, is included as Exhibit 10.29 to the Registrant’s 10-QSB for June 30 2002, which is incorporated by this reference herein.

10.30	Amended and Restated Director Retirement Agreement of Christine McArthur dated May 12, 2000, is included as Exhibit 10.30 to the Registrant’s 10-QSB for June 30 2002, which is incorporated by this reference herein.

10.31	Consulting Agreement of Christine McArthur dated May 12, 2000, is included as Exhibit 10.31 to the Registrant’s 10-QSB for June 30 2002, which is incorporated by this reference herein.

10.32	Non-Qualified Stock Option Agreement as amended of Terrance J. Reeson dated November 18, 1998, is included as Exhibit 10.32 to the Registrant’s 10-QSB for June 30 2002, which is incorporated by this reference herein.

10.33	Amended and Restated Director Retirement Agreement of Terrance J. Reeson dated April 19, 2000, is included as Exhibit 10.33 to the Registrant’s 10-QSB for June 30 2002, which is incorporated by this reference herein.

10.34	Consulting Agreement of Terrance J. Reeson dated May 10, 2000, is included as Exhibit 10.34 to the Registrant’s 10-QSB for June 30 2002, which is incorporated by this reference herein.

10.35	Non-Qualified Stock Option Agreement as amended of Walter Sphar dated November 18, 1998, is included as Exhibit 10.35 to the Registrant’s 10-QSB for June 30 2002, which is incorporated by this reference herein.

10.36	Amended and Restated Director Retirement Agreement of Walter Sphar dated April 20, 2000, is included as Exhibit 10.36 to the Registrant’s 10-QSB for June 30 2002, which is incorporated by this reference herein.

10.37	Consulting Agreement of Walter Sphar dated May 9, 2000, is included as Exhibit 10.37 to the Registrant’s 10-QSB for June 30 2002, which is incorporated by this reference herein.

10.38	Non-Qualified Stock Option Agreement as amended of Thomas Watson dated November 21, 2001, is included as Exhibit 10.38 to the Registrant’s 10-QSB for June 30 2002, which is incorporated by this reference herein.

10.39	Deferred Fee Agreement of Thomas Watson dated March 3, 2001, is included as Exhibit 10.39 to the Registrant’s 10-QSB for June 30 2002, which is incorporated by this reference herein.

10.40	Form of Indemnification Agreement, is included as Exhibit 10.41 to the Registrant’s 10-QSB for June 30, 2002, which is incorporated by this reference herein.

10.41	2001 Stock Option Plan as amended is included as exhibit 99.1 of the Form S-8 filed July 23, 2002, File No. 333-96957

10.42	1991 Stock Option Plan as amended is included as exhibit 99.1 of the Form S-8 filed August 19, 2002, File No. 333-98319

10.43	Plumas Bank 401(k) Profit Sharing Plan as amended is included as exhibit 99.1 of the Form S-8 filed February 14, 2003, File No. 333-103229

10.44	Executive Salary Continuation Agreement of Robert T. Herr dated June 4, 2002, is included as Exhibit 10.44 to the Registrant’s 10-Q for March 31, 2003, which is incorporated by this reference herein.

10.45	Branch Purchase and Assumption Agreement dated April 25, 2003, is included as Exhibit 10.45 to the Registrant’s 10-Q for March 31, 2003, which is incorporated by this reference herein.

10.46	Incentive Stock Option Agreement of William E. Elliott dated December 18, 2002, is included as Exhibit 10.46 to the Registrant’s 10-Q for June 30, 2003, which is incorporated by this reference herein.

10.47	Incentive Stock Option Agreement of Douglas N. Biddle dated December 18, 2002, is included as Exhibit 10.47 to the Registrant’s 10-Q for June 30, 2003, which is incorporated by this reference herein.

10.48	Incentive Stock Option Agreement of Dennis C. Irvine dated December 18, 2002, is included as Exhibit 10.48 to the Registrant’s 10-Q for June 30, 2003, which is incorporated by this reference herein.

10.49	Incentive Stock Option Agreement of Robert T. Herr dated December 18, 2002, is included as Exhibit 10.49 to the Registrant’s 10-Q for June 30, 2003, which is incorporated by this reference herein.

10.50	Non-Qualified Stock Option Agreement of Jerry V. Kehr dated December 18, 2002, is included as Exhibit 10.50 to the Registrant’s 10-Q for June 30, 2003, which is incorporated by this reference herein.

10.51	Non-Qualified Stock Option Agreement of Daniel E. West dated December 18, 2002, is included as Exhibit 10.51 to the Registrant’s 10-Q for June 30, 2003, which is incorporated by this reference herein.

10.52	Non-Qualified Stock Option Agreement of Alvin G. Blickenstaff dated December 18, 2002, is included as Exhibit 10.52 to the Registrant’s 10-Q for June 30, 2003, which is incorporated by this reference herein.

10.53	Non-Qualified Stock Option Agreement of Gerald W. Fletcher dated December 18, 2002, is included as Exhibit 10.53 to the Registrant’s 10-Q for June 30, 2003, which is incorporated by this reference herein.

10.54	Non-Qualified Stock Option Agreement of Arthur C. Grohs dated December 18, 2002, is included as Exhibit 10.54 to the Registrant’s 10-Q for June 30, 2003, which is incorporated by this reference herein.

10.55	Non-Qualified Stock Option Agreement of Christine McArthur dated December 18, 2002, is included as Exhibit 10.55 to the Registrant’s 10-Q for June 30, 2003, which is incorporated by this reference herein.

10.56	Non-Qualified Stock Option Agreement of Terrance J. Reeson dated December 18, 2002, is included as Exhibit 10.56 to the Registrant’s 10-Q for June 30, 2003, which is incorporated by this reference herein.

10.57	Non-Qualified Stock Option Agreement of Walter Sphar dated December 18, 2002, is included as Exhibit 10.57 to the Registrant’s 10-Q for June 30, 2003, which is incorporated by this reference herein.

10.58	Non-Qualified Stock Option Agreement of Thomas Watson dated December 18, 2002, is included as Exhibit 10.58 to the Registrant’s 10-Q for June 30, 2003, which is incorporated by this reference herein.

10.59	Director Retirement Agreement of Thomas Watson dated May 1, 2003, is included as Exhibit 10.59 to the Registrant’s 10-Q for June 30, 2003, which is incorporated by this reference herein.

10.60	Consulting Agreement of Thomas Watson dated May 1, 2003, is included as Exhibit 10.60 to the Registrant’s 10-Q for June 30, 2003, which is incorporated by this reference herein.

10.61	Third Amendment to Executive Salary Continuation Agreement of William E. Elliott dated November 12, 2003.

11	Computation of per share earnings appears in the attached 10-K under Item 8 Financial Statements — Plumas Bancorp and Subsidiary Notes to Consolidated Financial Statements as Footnote 10 — Shareholders’ Equity.

13.01	Form 10-Q for the quarterly period ended March 31, 2003.

13.02	Form 10-Q for the quarterly period ended June 30, 2003.

13.03	Form 10-Q for the quarterly period ended September 30, 2003.

21.01	Plumas Bank — California.

21.02	Plumas Statutory Trust I — Connecticut.

23.01	Independent Auditor’s Consent letter dated March 22, 2004.

31.1	Rule 13a-14(a) [Section 302] Certification of Principal Accounting Officer dated March 23, 2004.

31.2	Rule 13a-14(a) [Section 302] Certification of Principal Financial Officer dated March 23, 2004.

31.3	Rule 13a-14(a) [Section 302] Certification of Principal Executive Officer dated March 23, 2004.

32.1	Certification of Principal Accounting Officer pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 dated March 23, 2004.

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 dated March 23, 2004.

32.3	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 dated March 23, 2004.

(b)	Reports on Form 8-K

On January 21, 2004, the Company filed a Current Report on Form 8-K. The Current Report included as an exhibit, the press release dated January 21, 2004, filed by the Company containing unaudited financial information and accompanying discussion for the year and quarter ended December 31, 2003.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PLUMAS BANCORP
(Registrant)

Date: March 23, 2004

/s/ W. E. ELLIOTT
William E. Elliott
President/Chief Executive Officer

/s/ D. N. BIDDLE
Douglas N. Biddle
Executive Vice President Chief Financial Officer

/s/ ANDREW RYBACK
Andrew J. Ryback
Senior Vice President Controller and Principal Accountant

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

/s/ JERRY V. KEHR Jerry V. Kehr, Director and Chairman of the Board	Dated: March 25, 2004

/s/ DANIEL E. WEST Daniel E. West, Director and Vice Chairman of the Board	Dated: March 25, 2004

/s/ ALVIN G. BLICKENSTAFF Alvin G. Blickenstaff, Director	Dated: March 25, 2004

/s/ W. E. ELLIOTT William E. Elliott, Director	Dated: March 23, 2004

/s/ GERALD W. FLETCHER Gerald W. Fletcher, Director	Dated: March 25, 2004

/s/ ARTHUR C. GROHS Arthur C. Grohs, Director	Dated: March 25, 2004

/s/ CHRISTINE MCARTHUR Christine McArthur, Director	Dated: March 25, 2004

/s/ TERRANCE J. REESON Terrance J. Reeson, Director	Dated: March 25, 2004

/s/ WALTER SPHAR Walter Sphar, Director	Dated: March 25, 2004

/s/ THOMAS WATSON Thomas Watson, Director	Dated: March 25, 2004