Form 10-Q
period 2004-03-31
PLUMAS BANCORP
filed 2004-05-14
CIK 1168455

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE
SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED March 31, 2004

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

Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of May 10, 2004; 3,259,742 shares

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENT

PLUMAS BANCORP

CONSOLIDATED BALANCE SHEET
(In thousands, except share data)

	Unaudited	Audited
	March 31,	December 31,
	2004	2003
Assets
Cash and due from banks	$23,183	$24,717
Federal funds sold	19,390	5,295
Loans held for sale	—	276
Investment securities (market value of $116,094 at March 31, 2004 and $116,102 at December 31, 2003)	115,792	115,883
Loans, less allowance for loan losses of $2,643 at March 31, 2004 and $2,564 at December 31, 2003 (Notes 3 and 4)	211,700	214,863
Bank premises and equipment, net	10,181	10,306
Intangible assets, net	2,167	2,238
Accrued interest receivable and other assets	14,503	16,684

Total assets	$396,916	$390,262

Liabilities and Shareholders’ Equity
Deposits:
Non-interest bearing	$96,391	$96,830
Interest bearing	264,149	259,012

Total deposits	360,540	355,842
Accrued interest payable and other liabilities	3,092	2,485
Junior subordinated deferrable interest debentures	6,186	6,186

Total liabilities	369,818	364,513

Commitments and contingencies (Note 4)	—	—
Shareholders’ equity (Notes 5 and 8):
Serial preferred stock, no par value; 10,000,000 shares authorized, no shares issued or outstanding	—	—
Common stock, no par value; 15,000,000 shares authorized; issued and outstanding – 3,258,728 shares at March 31, 2004 and 3,242,027 shares at December 31, 2003	3,989	3,945
Retained earnings	22,364	21,638
Accumulated other comprehensive income (Note 6)	745	166

Total shareholders’ equity	27,098	25,749

Total liabilities and shareholders’ equity	$396,916	$390,262

See notes to consolidated financial statements.

PLUMAS BANCORP

CONSOLIDATED STATEMENT OF INCOME
(In thousands, except per share data)

	Unaudited
	For the Three Months
	Ended March 31,
	2004	2003
Interest Income:
Interest and fees on loans	$3,886	$3,968
Interest on investment securities:
Taxable	745	509
Exempt from Federal income taxes	71	33
Interest on Federal funds sold	33	32
Interest on loans held for sale	1	10

Total interest income	4,736	4,552

Interest Expense:
Interest on deposits	634	789
Other	73	77

Total interest expense	707	866

Net interest income before provision for loan losses	4,029	3,686
Provision for Loan Losses	150	225

Net interest income after provision for loan losses	3,879	3,461
Non-Interest Income:
Service charges	611	469
Gain on sale of loans, net	49	29
Gain on sale of available-for-sale investment securities, net	90	62
Loss on sale of other real estate and write-off of judgment receivable	(53)	(5)
Earnings on cash surrender value of life insurance policies	107	54
Other income	216	194

Total non-interest income	1,020	803

Non-Interest Expense:
Salaries and employee benefits	2,210	1,772
Occupancy and equipment	674	517
Other expense	877	797

Total non-interest expense	3,761	3,086

Income before income taxes	1,138	1,178
Income Tax Expense	412	462

Net income	$726	$716

Basic earnings per share (Notes 5 and 8)	$0.22	$0.22

Diluted earnings per share (Notes 5 and 8)	$0.22	$0.22

See notes to consolidated financial statements.

PLUMAS BANCORP

CONSOLIDATED STATEMENT OF CASH FLOWS
(In thousands)

	Unaudited
	For the Three Months
	Ended March 31,
	2004	2003
Cash Flows from Operating Activities:
Net income	$726	$716
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	150	225
Deferred loan origination fees, net	(122)	10
Depreciation, amortization and accretion, net	460	305
Net realized gain on available-for-sale investment securities	(90)	(62)
Amortization of investment security premiums	271	163
Accretion of investment security discounts	(15)	(4)
Net loss on sale of premises and equipment	2	—
Net loss on sale of other real estate and write-off of judgment receivable	53	5
Net decrease in loans held for sale	276	857
Increase in cash surrender value of life insurance	(90)	(46)
Net decrease (increase) in accrued interest receivable and other assets	1,819	(187)
Net decrease in accrued interest payable and other liabilities	607	216
Deferred taxes, net	—	—

Net cash provided by operating activities	4,047	2,198

Cash Flows from Investing Activities:
Proceeds from matured and called available-for-sale investment securities	5,500	1,500
Proceeds from matured and called held-to-maturity investment securities	775	2,000
Proceeds from sales of available-for-sale investment securities	9,293	3,648
Purchases of available-for-sale investment securities	(13,827)	(9,346)
Purchases of held-to-maturity investment securities	(1,197)	—
Proceeds from principal repayments from available-for-sale government-guaranteed mortgage-backed securities	338	266
Proceeds from principal repayments from held-to-maturity government-guaranteed mortgage-backed securities	28	134
Net decrease (increase) in loans	3,135	(2,907)
Proceeds from sale of other real estate	—	40
Purchase of premises and equipment	(273)	(131)
Deposits on single premium cash surrender value life insurance policies	—	(220)

Net cash provided by (used in) investing activities	3,772	(5,016)

Continued on next page.

PLUMAS BANCORP
CONSOLIDATED STATEMENT OF CASH FLOWS
(In thousands)
(Continued)

	Unaudited
	For the Three Months
	Ended March 31,
	2004	2003
Cash Flows from Financing Activities:
Net increase (decrease) in demand, interest bearing and savings deposits	$3,700	$(3,076)
Net increase (decrease) in time deposits	998	(1,412)
Proceeds from exercise of stock options	44	110

Net cash provided by (used in) financing activities	4,742	(4,378)

Increase (decrease) in cash and cash equivalents	12,561	(7,196)
Cash and Cash Equivalents at Beginning of Year	30,012	37,930

Cash and Cash Equivalents at End of Period	$42,573	$30,734

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:
Interest expense	$707	$838
Income taxes	$—	$302
Non-Cash Investing Activities:
Real estate acquired through foreclosure	$—	$—
Net change in unrealized gain on available-for-sale securities	$(985)	$141
Non-Cash Financing Activities:
Common stock retired in connection with the exercise of stock options	$122	$52

See notes to consolidated financial statements.

PLUMAS BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1. GENERAL

Plumas Bancorp (the “Company”) was incorporated on January 17, 2002 and subsequently obtained approval from various state and federal agencies to be a bank holding company in connection with the merger of Plumas Bank (the “Bank”). The Company became the sole shareholder of the Bank on June 21, 2002 pursuant to a Plan of Reorganization and Merger Agreement dated April 3, 2002. Pursuant to that plan, on June 21, 2002 each outstanding share of the Bank’s common stock was exchanged for one share of common stock of the Company. The Company formed Plumas Statutory Trust I for the sole purpose of issuing trust preferred securities on September 26, 2002.

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

2. CONSOLIDATED FINANCIAL STATEMENTS

The consolidated financial statements include the accounts of the Company and the accounts of its wholly-owned subsidiary, Plumas Bank. Plumas Statutory Trust I is not consolidated into the Company’s consolidated financial statements and, accordingly, is accounted for under the equity method. In the opinion of management, the unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the Company’s financial position at March 31, 2004 and December 31, 2003 and the results of operations and cash flows for the three months ended March 31, 2004 and 2003. Certain reclassifications have been made to prior years’ balances to conform to classifications used in 2004.

Certain disclosures normally presented in the notes to the consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted. These interim financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s 2003 Annual Report to Shareholders on Form 10-K. The results of operations for the three-month period ended March 31, 2004 and 2003 may not necessarily be indicative of future operating results.

In preparing such financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the balance sheet and revenues and expenses for the periods reported. Actual results could differ significantly from those estimates.

3. LOANS

Outstanding loans are summarized below:

	March 31,	December 31,
	2004	2003
Commercial	$48,639	$51,073
Agricultural	26,550	26,537
Real estate – mortgage	67,170	67,532
Real estate – construction and land development	25,489	26,194
Consumer	46,903	46,621

	214,751	217,957
Deferred loans fees, net	(408)	(530)
Allowance for loan losses	(2,643)	(2,564)

	$211,700	$214,863

4. COMMITMENTS AND CONTINGENCIES

In the normal course of business, there are various outstanding commitments to extend credit which are not reflected in the financial statements, including loan commitments of $63,017,000 and $60,203,000 and letters of credit of $1,745,000 and $1,802,000 at March 31, 2004 and December 31, 2003, respectively.

Of the loan commitments outstanding at March 31, 2004, $13,446,000 are real estate construction loan commitments that are expected to fund within the next twelve months. The remaining commitments primarily relate to revolving lines of credit or other commercial loans, and many of these are expected to expire without being drawn upon. Therefore, the total commitments do not necessarily represent future cash requirements. Each loan commitment and the amount and type of collateral obtained, if any, are evaluated on an individual basis. Collateral held varies, but may include real property, bank deposits, debt or equity securities or business assets.

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

	For the Three Months
	Ended March 31,
	2004	2003
Earnings Per Share:
Basic earnings per share	$0.22	$0.22
Diluted earnings per share	$0.22	$0.22
Weighted Average Number of Shares Outstanding:
Basic shares	3,250,087	3,217,940
Diluted shares	3,357,326	3,300,254

6. COMPREHENSIVE INCOME

Total comprehensive income for the three months ended March 31, 2004 and 2003 totaled $1,305,000 and $633,000, respectively. Comprehensive income is comprised of net unrealized gains (losses), net of taxes, on available-for-sale investment securities, which were $579,000 and $(83,000) for the three months ended March 31, 2004 and 2003, respectively, together with net income.

At March 31, 2004 and December 31, 2003, accumulated other comprehensive income totaled $745,000 and $166,000, respectively, and is reflected as a component of shareholders’ equity.

7. ACCOUNTING PRONOUCEMENTS

For a description of significant accounting policies, see Note 2 to the consolidated financial statements included in the Company’s 2003 Annual Report on Form 10-K.

8. STOCK-BASED COMPENSATION

At March 31, 2004, the Company had two stock-based compensation plans, the Plumas Bank 2001 and 1991 Stock Option Plans. The Company accounts for these plans under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. No stock-based compensation cost is reflected in net income, as all options granted under these plans had an exercise price equal to the market value of the underlying common stock on the date of grant.

Pro forma adjustments to the Company’s consolidated net earnings and earnings per share are disclosed during the years in which the options become vested. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of FASB Statements No. 123, Accounting for Stock-Based Compensation, to stock-based compensation:

	For the Three Months
	Ended March 31,
	2004	2003

Net income as reported	$726	$716
Deduct: Total stock-based compensation expense determined under the fair value based method for all awards, net of related tax effects	32	21

Pro forma net income	$694	$695

Basic earnings per share – as reported	$0.22	$0.22

Basic earnings per share – pro forma	$0.21	$0.22

Diluted earnings per share – as reported	$0.22	$0.22

Diluted earnings per share – pro forma	$0.21	$0.21

The fair value of each option grant is estimated on the date of grant using an option-pricing model with the following assumptions:

	For the Three Months Ended
	March 31, 2004	March 31, 2003
Weighted average fair value of options granted	N/A	$3.91
Dividend yield	N/A	1.4%
Expected volatility	N/A	17.3%
Risk-free interest rate	N/A	2.6%
Expected option life in years	N/A	5.0

There were no option grants made during the three-month period ended March 31, 2004.

PART I – FINANCIAL INFORMATION

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Certain matters discussed in this Quarterly Report are forward-looking statements that are subject to risks and uncertainties that could cause actual results to differ materially from those projected in the forward-looking statements. Such risks and uncertainties include, among others, (1) significant increases in competitive pressures in the financial services industry; (2) changes in the interest rate environment resulting in reduced margins; (3) general economic conditions, either nationally or regionally, maybe less favorable than expected, resulting in, among other things, a deterioration in credit quality; (4) changes in regulatory environment; (5) loss of key personnel; (6) fluctuations in the real estate market; (7) changes in business conditions and inflation; (8) operational risks including data processing systems failures or fraud; and (9) changes in securities markets. Therefore, the information set forth herein should be carefully considered when evaluating the business prospects of Plumas Bancorp.

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

INTRODUCTION

Plumas Bancorp (the “Company”) is traded on the OTC Bulletin Board under the ticker symbol “PLBC”. The following discussion and analysis sets forth certain statistical information relating to the Company as of March 31, 2004 and December 31, 2003 and for the three months ended March 31, 2004 and 2003. This discussion should be read in conjunction with the financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q and the financial statements and notes thereto included in Plumas Bancorp’s Annual Report filed on Form 10-K for the year ended December 31, 2003.

OVERVIEW

The Company’s net income increased $10,000, or 1.4%, to $726,000 for the three months ended March 31, 2004 from $716,000 for the same period in 2003. The primary contributors to the increase in net income for the first three months of 2003 were a $343 thousand increase in net interest income, a $75 thousand decrease in the provision for loan losses, a $217 thousand increase in non-interest income and a $50 thousand decrease in the provision for income taxes, mostly offset by a $675 thousand increase in non-interest expenses.

Total assets at March 31, 2004 were $397 million, an increase of $6.7 million, or 1.7%, from the $390 million at December 31, 2003. The growth in assets was funded by growth in the Company’s deposits. Deposits grew $4.7 million, or 1.3%, to $361 million at March 31, 2004 from the $356 million at December 31, 2003.

The return on average assets was 0.74% for the three months ended March 31, 2004 compared to 0.89% for the same period in 2003. The return on average equity was 10.7% for the three months ended March 31, 2004 compared to 11.9% for the same period in 2003. Although the Company’s earnings increased during the first three months of 2004 when compared to the same period in 2003, the continued growth in assets combined with a declining rate environment have resulted in declines in the return on average asset and equity ratios. Total average assets for the three months ended March 31, 2004 increased $69 million, or 21%, from the same period in 2003. Total average equity for the three months ended March 31, 2004 increased $3 million, or 12%, from the same period in 2003.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2004

Net interest income before provision for loan losses. Net interest income, on a nontax-equivalent basis, was $4.0 million for the three months ended March 31, 2004, an increase of $343,000, or 9%, from $3.7 million for the same period in 2003. The increase in net interest income was primarily attributed to volume increases in the Company’s average investment balances combined with declines in rates paid on the Company’s deposits, somewhat offset by declines in the yield on the Company’s interest-earning assets.

Interest income increased $184,000 or 4%, to $4.7 million for the three months ended March 31, 2004, up from $4.5 million for the same period in 2003. The increase in interest income was primarily attributed to volume increases in investment balances partially offset by falling yields on loan and investment balances. The Company’s average investment balances were $111 million for the three months ended March 31, 2004, up $46 million, or 71%, from the $65 million for the same period in 2003. The Company’s average loan yield was 7.10% for the three months ended March 31, 2004, down 45 basis points, or 6%, from the 7.55% yield for the same period in 2003. In addition, the Company’s average investment yield was 2.93% for the three months ended March 31, 2004, down 39 basis points, or 12%, from the 3.32% yield for the same period in 2003.

Interest expense decreased $159,000, or 18%, to $707,000 for the three months ended March 31, 2004, down from $866,000 for the same period in 2003. The decrease in interest expense was primarily attributed to rate decreases for time deposits partially offset by volume increases in all of the Company’s deposit products. The Company’s average rate paid on time deposits was 1.82% for the three months ended March 31, 2004, down 61 basis points, or 25%, from the 2.43% paid for the same period in 2003.

The net interest margin for the three months ended March 31, 2004 decreased 46 basis points, or 9%, to 4.67%, down from 5.13% for the same period in 2003.

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

	For the Three Months Ended March 31, 2004			For the Three Months Ended March 31, 2003
			Yield			Yield
	Average Balance	Interest	/	Average Balance	Interest	/
	(in thousands)	(in thousands)	Rate	(in thousands)	(in thousands)	Rate
Interest-earning assets:
Loans (1) (2)	$217,201	$3,887	7.10%	$208,868	$3,977	7.55%
Investment securities (1)	110,677	816	2.93%	64,676	542	3.32%
Federal funds sold	14,653	33	0.89%	11,627	33	1.13%

Total earning assets	342,531	4,736	5.49%	285,171	4,552	6.33%

Cash and demand deposits with banks	24,691			19,181
Other assets	24,716			18,236

Total assets	$391,938			$322,588

Interest-bearing liabilities:
NOW deposits	$42,874	16	0.15%	$33,400	25	0.30%
Money market deposits	65,997	124	0.75%	59,458	159	1.06%
Savings deposits	60,969	68	0.44%	45,241	98	0.86%
Time deposits	92,939	426	1.82%	82,639	507	2.43%
Other borrowings (3)	6,391	73	4.53%	6,368	77	4.80%

Total interest-bearing liabilities	269,170	707	1.04%	227,106	866	1.51%

Non-interest bearing deposits	93,210			69,138
Other liabilities	2,500			2,287
Shareholders’ equity	27,058			24,057

Total liabilities & equity	$391,938			$322,588

Cost of funding interest-earning assets (4)			0.82%			1.20%
Net interest income and margin (5)		$4,029	4.67%		$3,686	5.13%

(1)	Not computed on a tax-equivalent basis.

(2)	Loan fees included in loan interest income for the three-month periods ended March 31, 2004 and 2003 amounted to $136 and $153, respectively.

(3)	For the purpose of this schedule the interest expense related to the Company’s junior subordinated debentures is included in other borrowings.

(4)	Total interest expense divided by the average balance of total earning assets.

(5)	Net interest income divided by the average balance of total earning assets.

The following table sets forth changes in interest income and interest expense, for the three-month periods indicated and the amount of change attributable to variances in volume, rates and the combination of volume and rates based on the relative changes of volume and rates:

	2004 over 2003 change in net interest income
	(in thousands)
	Volume (1)	Rate (2)	Mix (3)	Total
Interest-earning assets:
Loans	$159	$(239)	$(10)	$(90)
Investment securities	385	(65)	(46)	274
Federal funds sold	9	(7)	(2)	—

Total interest income	553	(311)	(58)	184

Interest-bearing liabilities:
NOW deposits	7	(13)	(3)	(9)
Money market deposits	17	(47)	(5)	(35)
Savings deposits	35	(48)	(17)	(30)
Time deposits	63	(128)	(16)	(81)
Other borrowings	—	(4)	—	(4)

Total interest expense	122	(240)	(41)	(159)

Net interest income	$431	$(71)	$(17)	$343

(1)	The volume change in net interest income represents the change in average balance divided by the previous year’s rate.

(2)	The rate change in net interest income represents the change in rate divided by the previous year’s average balance.

(3)	The mix change in net interest income represents the change in average balance multiplied by the change in rate.

Provision for loan losses. The Company recorded $150,000 in provision for loan losses for the three months ended March 31, 2004, down $75,000, or 33%, from the $225,000 provision for the same period in 2003. Management assesses its loan quality monthly to maintain an adequate allowance for loan losses. Based on information currently available, management believes that the allowance for loan losses is adequate to absorb potential risks in the portfolio. However, no assurance can be given that the Company may not sustain charge-offs which are in excess of the allowance in any given period. The Company’s loan portfolio composition and non-performing assets are further discussed under the financial condition section below.

Non-interest income. During the three months ended March 31, 2004, total non-interest income increased $217,000, or 27%, to $1,020,000, up from $803,000 for the comparable period in 2003. The increase in non-interest income was primarily the result of increases in service charge revenue, earnings on bank-owned life insurance policies (“BOLI”) and gains on the sale of investment securities. The large portion of the growth in service charge revenue resulted from an increase in the Bank’s overall number of fee generating accounts. As a result of the acquisition in mid-November 2003 of five branches from a competitor, the Bank began servicing over 7,300 new deposit accounts.

During the last half of 2003, the Bank increased its holding in BOLI by $3.2 million to provide additional coverage for an executive officer of the Company. As a result, the tax-exempt earnings from these policies increased by $53 thousand to $107 thousand for the three months ended March 31, 2003 from $54 thousand for the same period in 2003.

Lastly, the Company continued to take advantage of opportunities to record gains in the investment portfolio, recording $90 thousand in gains on the sale of $9.3 million in available-for-sale U.S. agency securities.

Non-interest expenses. Non-interest expenses consist of salaries and related employee benefits, occupancy and equipment expenses, professional fees, business development expenses, telephone expense, stationery and supplies expense, armored car and courier expense, advertising and promotion expense, loan expenses, directors’ fees, and other operating expenses. For the three months ended March 31, 2004, non-interest expense increased $675,000, or 22%, to $3.8 million, up from $3.1 million for the comparable period in 2003.

Salaries and employee benefits increased $438,000, or 25%, over the same three-month period last year. This increase was due primarily to the staffing additions related to the Bank’s three new branch offices, expansion of the Company’s centralized lending function, staffing additions to manage the overall growth and increased employee benefit costs related to health-care and salary continuation plans.

Occupancy and equipment increased $157,000, or 30%, over the same three-month period last year. This increase was due primarily to additional depreciation and operating costs associated with three new branches. These new branches began serving the communities of Tahoe City, Kings Beach and Loyalton in November 2003. Other increases in occupancy and equipment relate to depreciation on capitalized upgrades to the Company’s network security and monitoring systems, network operating system, item processing system and remodeling costs associated with the administrative building.

The following table describes the components of non-interest expense for the three-month periods ending March 31, 2004 and 2003.

	Unaudited
	For the Three Months
	Ended March 31
	2004	2003
Salaries and employee benefits	$2,210	$1,772
Occupancy and equipment	674	517
Professional fees	186	138
Business development	93	81
Armored car and courier	89	79
Telephone and data communication	76	89
Stationery and supplies	73	61
Director compensation	72	63
Deposit premium amortization	71	34
Postage	65	66
Advertising and promotion	56	45
Insurance	56	52
Loan and collection expenses	25	61
Other expense	15	28

Total non-interest expense	$3,761	$3,086

FINANCIAL CONDITION

Loan portfolio composition. The Company continues to manage the mix of its loan portfolio consistent with its identity as a community bank serving the financing needs of all sectors of Northeastern California. Although the Company offers a broad array of financing options, it continues to concentrate its focus on small- to medium-sized commercial businesses. These commercial loans are diversified as to the industries and types of businesses, thus limiting material exposure from any one industry concentration. The Company offers both fixed and floating rate loans and obtains collateral in the form of real property, business assets and deposit accounts, but looks to business and personal cash flows as its primary source of repayment. As of March 31, 2004, consumer loans increased to 21.8% of the loan portfolio compared to 21.4% at December 31, 2003. Both real estate and agricultural loan balances increased slightly to 43.1% and 12.4% of total loans, respectively, as of March 31, 2004 versus 43.0% and 12.2%, respectively, at December 31, 2003. Commercial loans decreased to 22.7% of the loan portfolio as of March 31, 2004 as compared to 23.4% at December 31, 2003.

Nonperforming assets. Nonperforming loan balances at March 31, 2004 were $889,000, an increase of $42,000, or 5%, over the $847,000 balance at December 31, 2003.

As a result of the slight increase in the non-performing loan balances, nonperforming loans as a percent of total loans increased to 0.41% as of March 31, 2004 up from the 0.39% as of December 31, 2003. However, nonperforming assets as a percent of total assets remained at 0.22% for both March 31, 2004 and December 31, 2003.

Analysis of allowance for loan losses. Net charge-offs during the three months ended March 31, 2004 totaled $71,000, or 0.03% of total loans, compared to $141,000, or 0.07% of total loans, for the comparable period in 2003. Net charge-offs during the first quarter of 2004 were comprised of $115,000 of charge-offs less $44,000 recoveries, compared to $179,000 of charge-offs less $38,000 for the comparable period in 2003. The allowance for loan losses stood at 1.23% of total loans as of March 31, 2004, versus 1.18% of total loans as of December 31, 2003. Based on an evaluation of the credit quality of the loan portfolio and delinquency trends and charge-offs, management believes the allowance for loan losses to be adequate.

The following table provides certain information for the three-month period indicated with respect to the Company’s allowance for loan losses as well as charge-off and recovery activity.

	Unaudited
	For the Three Months
	Ended March 31
	2004	2003
Balance at January 1,	$2,564	$2,471

Charge-offs:
Commercial and agricultural	—	(19)
Real estate mortgage	—	(26)
Real estate construction	—	—
Consumer	(115)	(134)

Total charge-offs	(115)	(179)

Recoveries:
Commercial and agricultural	2	10
Real estate mortgage	—	—
Real estate construction	—	—
Consumer	42	28

Total recoveries	44	38

Net charge-offs	(71)	(141)

Provision for loan losses	150	225

Balance at March 31,	$2,643	$2,555

Net charge-offs during the three-month period to average loans	0.03%	0.07%
Allowance for loan losses to total Loans	1.23%	1.21%

Investment securities and Federal funds sold. While the balance of investment securities remained consistent at $116 million, Federal funds sold increased by $14 million or 266.2% to $19 million at March 31, 2004 from $5 million at December 31, 2003.

The Company’s investment in U.S. Treasury securities and direct obligations of U.S. agencies decreased to 81.7% of the investment portfolio at March 31, 2004, versus 82.6% at December 31, 2003. The Company’s investment in corporate bonds slightly increased to 11.0% of the investment portfolio at March 31, 2004, versus 10.8% at December 31, 2003. Tax-exempt municipal obligation bonds increased to 7.3% at March 31, 2004, up from 6.6% at December 31, 2003.

Accrued interest receivable and other assets. Accrued interest receivable and other assets decreased $2.1 million, or 13%, to $14.5 million as of March 31, 2004, down from $16.7 million at December 31, 2003. This decrease related primarily to a decline in other assets from a payment on a $1.4 million receivable balance in the first quarter of 2004. This receivable recorded at the end of 2003 related to a court judgment on loans previously considered impaired.

Deposits. Total deposits were $361 million as of March 31, 2004, an increase of $4.7 million, or 1%, from the December 31, 2003 balance of $356 million. The Company continues to manage the mix of its deposits consistent with its identity as a community bank serving the financial needs of its customers. Non-interest bearing demand deposits and interest checking deposits decreased to 38.2% of total deposits as of March 31, 2004, down slightly from 38.9% of total deposits as of December 31, 2003. Money market and savings deposits increased to 35.6% of total deposits as of March 31, 2004 compared to 34.9% as of December 31, 2003. Time deposits remained at 26.2% of total deposits for both March 31, 2004 and December 31, 2003.

CAPITAL RESOURCES

Shareholders’ equity as of March 31, 2004 increased $1.3 million, or 5%, to $27.1 million from $25.7 million as of December 31, 2003. This increase was primarily due to the retention of first quarter 2004 earnings and a $579 thousand increase in accumulated comprehensive income.

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios of total and Tier 1 capital to risk-weighted assets and of Tier 1 capital to average assets. Each of these components is defined in the regulations. Management believes that the Company and the Bank met all their capital adequacy requirements as of March 31, 2004.

	Plumas Bancorp
	Actual		Minimum Capital
	Capital	Ratio	Requirement
Leverage	$30,186	7.8%	4.0%
Tier 1 Risk-Based	30,186	10.9%	4.0%
Total Risk-Based	32,829	11.9%	8.0%

	Plumas Bank
	Actual		Minimum Capital
	Capital	Ratio	Requirement
Leverage	$29,696	7.6%	4.0%
Tier 1 Risk-Based	29,696	10.7%	4.0%
Total Risk-Based	32,339	11.7%	8.0%

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

The Company has unsecured short-term borrowing agreements with two of its correspondent banks in the amounts of $10 million and $5 million. In addition, the Company can borrow up to $9.6 million from the Federal Home Loan Bank secured by residential mortgage loans. There were no short-term borrowings outstanding at March 31, 2004.

Customer deposits are the Company’s primary source of funds. Those funds are held in various types of accounts with varying maturities. The Company does not accept brokered deposits. During the first quarter of 2004, deposits increased $4.7 million, or 1%, from the December 31, 2003 balance of $356 million. The Company has historically experienced a seasonal trend in regards to deposits; whereas the majority of the Company’s annual deposit growth occurs in the summer and fall months.

The Company’s available-for-sale securities portfolio, Federal funds sold, and cash and due from banks serve as the primary sources of liquidity, providing adequate funding for loans during periods of high loan demand. During periods of decreased lending activity, proceeds from the maturity or sale of investment securities, loan payments, and new deposits are invested in short-term earning assets, such as Federal funds sold and investment securities, to serve as a source of funding for future loan growth. Management believes that the Company’s available sources of funds, including short-term borrowings, will provide adequate liquidity for its operations in the foreseeable future.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
MARKET RISK

Market risk is the risk of loss in a financial instrument arising from adverse changes in market rates and prices such as interest rates, commodity prices and equity prices. As a financial institution, the Company’s market risk arises primarily from interest rate risk exposure. Fluctuation in interest rates will ultimately impact both the level of income and expense recorded on a large portion of the Company’s assets and liabilities, and the market value of all interest earning assets and interest bearing liabilities, dependent upon the stated or estimated maturity date. Since virtually all of the Company’s interest earning assets and all of the Company’s interest bearing liabilities, with the exception of the junior subordinated debentures, are located at the Bank level, virtually all of the Company’s interest rate risk exposure lies at the Bank level. As a result, all significant interest rate risk management procedures are performed at the Bank level. Based upon the nature of its operations, the Bank is not subject to foreign currency exchange or commodity price risk. The Bank’s real estate loan portfolio, concentrated primarily within northeastern California, is subject to risks associated with the local economies.

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

In management’s opinion there has not been a material change in the Company’s market risk or interest rate risk profile for the three months ended March 31, 2004 compared to December 31, 2003 as discussed in the Company’s 2003 annual report on Form 10-K.

ITEM 4. CONTROLS AND PROCEDURES

The Company’s Chief Executive Officer, Chief Financial Officer and Controller, based on their evaluation within 90 days prior to the date of this report of the Company’s disclosure controls and procedures (as defined in Exchange Act Rule 13a—15(e), have concluded that the Company’s disclosure controls and procedures are adequate and effective for purposes of Rule 13a—15(e) in timely alerting them to material information relating to the Company required to be included in the Company’s filings with the SEC under the Securities Exchange Act of 1934.

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

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

The following documents are included or incorporated by reference in this Quarterly Report on Form 10Q:

3.1	Articles of Incorporation as amended of Registrant included as exhibit 3.1 to the Registrant’s Form S-4, File No. 333-84534, which is incorporated by reference herein.

3.2	Bylaws of Registrant included as exhibit 3.2 to the Registrant’s Form S-4, File No. 333-84534, which is incorporated by reference herein.

4	Specimen form of certificate for Plumas Bancorp included as exhibit 4 to the Registrant’s Form S-4, File No. 333-84534, which is incorporated by reference herein.

10.1	Employment Agreement of William E. Elliott dated May 16, 2001, is included as Exhibit 10.1 to the Registrant’s 10-QSB for June 30, 2002, which is incorporated by this reference herein.

10.2	Incentive Stock Option Agreement as amended of William E. Elliott dated November 18, 1998, is included as Exhibit 10.2 to the Registrant’s 10-QSB for June 30, 2002, which is incorporated by this reference herein.

10.3	Executive Salary Continuation Agreement as amended of William E. Elliott dated October 13, 1993, is included as Exhibit 10.3 to the Registrant’s 10-QSB for June 30, 2002, which is incorporated by this reference herein.

10.4	Split Dollar Agreements of William E. Elliott dated January 23, 2002, is included as Exhibit 10.4 to the Registrant’s 10-QSB for June 30, 2002, which is incorporated by this reference herein.

10.5	Incentive Stock Option Agreement as amended of Douglas N. Biddle dated November 18, 1998, is included as Exhibit 10.5 to the Registrant’s 10-QSB for June 30, 2002, which is incorporated by this reference herein.

10.6	Executive Salary Continuation Agreement as amended of Douglas N. Biddle dated June 2, 1994, is included as Exhibit 10.6 to the Registrant’s 10-QSB for June 30, 2002, which is incorporated by this reference herein.

10.7	Split Dollar Agreements of Douglas N. Biddle dated January 24, 2002, is included as Exhibit 10.7 to the Registrant’s 10-QSB for June 30, 2002, which is incorporated by this reference herein.

10.8	Incentive Stock Option Agreement as amended of Dennis C. Irvine dated November 18, 1998, is included as Exhibit 10.8 to the Registrant’s 10-QSB for June 30, 2002, which is incorporated by this reference herein.

10.9	Executive Salary Continuation Agreement as amended of Dennis C. Irvine dated June 2, 1994, is included as Exhibit 10.9 to the Registrant’s 10-QSB for June 30, 2002, which is incorporated by this reference herein.

10.10	Split Dollar Agreements of Dennis C. Irvine dated January 24, 2002, is included as Exhibit 10.10 to the Registrant’s 10-QSB for June 30, 2002, which is incorporated by this reference herein.

10.11	Incentive Stock Option Agreement as amended of Robert T. Herr dated July 19, 2000, is included as Exhibit 10.11 to the Registrant’s 10-QSB for June 30, 2002, which is incorporated by this reference herein.

10.12	Non-Qualified Stock Option Agreement as amended of Jerry V. Kehr dated November 18, 1998, is included as Exhibit 10.12 to the Registrant’s 10-QSB for June 30, 2002, which is incorporated by this reference herein.

10.13	Deferred Fee Agreement as amended of Jerry V. Kehr dated August 19, 1998, is included as Exhibit 10.13 to the Registrant’s 10-QSB for June 30, 2002, which is incorporated by this reference herein.

10.14	Amended and Restated Director Retirement Agreement of Jerry V. Kehr dated April 28, 2000, is included as Exhibit 10.14 to the Registrant’s 10-QSB for June 30, 2002, which is incorporated by this reference herein.

10.15	Consulting Agreement of Jerry V. Kehr dated May 10, 2000, is included as Exhibit 10.15 to the Registrant’s 10-QSB for June 30, 2002, which is incorporated by this reference herein.

10.16	Non-Qualified Stock Option Agreement as amended of Daniel E. West dated November 19, 1997, is included as Exhibit 10.16 to the Registrant’s 10-QSB for June 30, 2002, which is incorporated by this reference herein.

10.17	Non-Qualified Stock Option Agreement as amended of Daniel E. West dated November 18, 1998, is included as Exhibit 10.17 to the Registrant’s 10-QSB for June 30, 2002, which is incorporated by this reference herein.

10.18	Amended and Restated Director Retirement Agreement of Daniel E. West dated May 10, 2000, is included as Exhibit 10.18 to the Registrant’s 10-QSB for June 30, 2002, which is incorporated by this reference herein.

10.19	Consulting Agreement of Daniel E. West dated May 10, 2000, is included as Exhibit 10.19 to the Registrant’s 10-QSB for June 30, 2002, which is incorporated by this reference herein.

10.20	Non-Qualified Stock Option Agreement as amended of Alvin G. Blickenstaff dated November 18, 1998, is included as Exhibit 10.20 to the Registrant’s 10-QSB for June 30, 2002, which is incorporated by this reference herein.

10.21	Amended and Restated Director Retirement Agreement of Alvin G. Blickenstaff dated April 19, 2000, is included as Exhibit 10.21 to the Registrant’s 10-QSB for June 30, 2002, which is incorporated by this reference herein.

10.22	Consulting Agreement of Alvin G. Blickenstaff dated May 8, 2000, is included as Exhibit

10.22 to the Registrant’s 10-QSB for June 30, 2002, which is incorporated by this reference herein.

10.23	Non-Qualified Stock Option Agreement as amended of Gerald W. Fletcher dated November 18, 1998, is included as Exhibit 10.23 to the Registrant’s 10-QSB for June 30, 2002, which is incorporated by this reference herein.

10.24	Amended and Restated Director Retirement Agreement of Gerald W. Fletcher dated May 10, 2000, is included as Exhibit 10.24 to the Registrant’s 10-QSB for June 30, 2002, which is incorporated by this reference herein.

10.25	Consulting Agreement of Gerald W. Fletcher dated May 10, 2000, is included as Exhibit 10.25 to the Registrant’s 10-QSB for June 30, 2002, which is incorporated by this reference herein.

10.26	Non-Qualified Stock Option Agreement as amended of Arthur C. Grohs dated November 18, 1998, is included as Exhibit 10.26 to the Registrant’s 10-QSB for June 30, 2002, which is incorporated by this reference herein.

10.27	Amended and Restated Director Retirement Agreement of Arthur C. Grohs dated May 9, 2000, is included as Exhibit 10.27 to the Registrant’s 10-QSB for June 30, 2002, which is incorporated by this reference herein.

10.28	Consulting Agreement of Arthur C. Grohs dated May 9, 2000, is included as Exhibit 10.28 to the Registrant’s 10-QSB for June 30, 2002, which is incorporated by this reference herein.

10.29	Non-Qualified Stock Option Agreement as amended of Christine McArthur dated August 16, 2000, is included as Exhibit 10.29 to the Registrant’s 10-QSB for June 30, 2002, which is incorporated by this reference herein.

10.30	Amended and Restated Director Retirement Agreement of Christine McArthur dated May 12, 2000, is included as Exhibit 10.30 to the Registrant’s 10-QSB for June 30, 2002, which is incorporated by this reference herein.

10.31	Consulting Agreement of Christine McArthur dated May 12, 2000, is included as Exhibit 10.31 to the Registrant’s 10-QSB for June 30, 2002, which is incorporated by this reference herein.

10.32	Non-Qualified Stock Option Agreement as amended of Terrance J. Reeson dated November 18, 1998, is included as Exhibit 10.32 to the Registrant’s 10-QSB for June 30, 2002, which is incorporated by this reference herein.

10.33	Amended and Restated Director Retirement Agreement of Terrance J. Reeson dated April 19, 2000, is included as Exhibit 10.33 to the Registrant’s 10-QSB for June 30, 2002, which is incorporated by this reference herein.

10.34	Consulting Agreement of Terrance J. Reeson dated May 10, 2000, is included as Exhibit 10.34 to the Registrant’s 10-QSB for June 30, 2002, which is incorporated by this reference herein.

10.35	Non-Qualified Stock Option Agreement as amended of Walter Sphar dated November 18, 1998, is included as Exhibit 10.35 to the Registrant’s 10-QSB for June 30, 2002, which is incorporated by this reference herein.

10.36	Amended and Restated Director Retirement Agreement of Walter Sphar dated April 20, 2000, is included as Exhibit 10.36 to the Registrant’s 10-QSB for June 30, 2002, which is incorporated by this reference herein.

10.37	Consulting Agreement of Walter Sphar dated May 9, 2000, is included as Exhibit 10.37 to the Registrant’s 10-QSB for June 30, 2002, which is incorporated by this reference herein.

10.38	Non-Qualified Stock Option Agreement as amended of Thomas Watson dated November 21, 2001, is included as Exhibit 10.38 to the Registrant’s 10-QSB for June 30, 2002, which is incorporated by this reference herein.

10.39	Deferred Fee Agreement of Thomas Watson dated March 3, 2001, is included as Exhibit 10.39 to the Registrant’s 10-QSB for June 30, 2002, which is incorporated by this reference herein.

10.40	Form of Indemnification Agreement, is included as Exhibit 10.41 to the Registrant’s 10-QSB for June 30, 2002, which is incorporated by this reference herein.

10.41	2001 Stock Option Plan as amended is included as exhibit 99.1 of the Form S-8 filed July

23, 2002, File No. 333-96957

10.42	1991 Stock Option Plan as amended is included as exhibit 99.1 of the Form S-8 filed August 19, 2002, File No. 333-98319

10.43	Plumas Bank 401(k) Profit Sharing Plan as amended is included as exhibit 99.1 of the Form S-8 filed February 14, 2003, File No. 333-103229

10.44	Executive Salary Continuation Agreement of Robert T. Herr dated June 4, 2002, is included as Exhibit 10.44 to the Registrant’s 10-Q for March 31, 2003, which is incorporated by this reference herein.

10.45	Branch Purchase and Assumption Agreement dated April 25, 2003, is included as Exhibit 10.45 to the Registrant’s 10-Q for March 31, 2003, which is incorporated by this reference herein.

10.46	Incentive Stock Option Agreement of William E. Elliott dated December 18, 2002, is included as Exhibit 10.46 to the Registrant’s 10-Q for June 30, 2003, which is incorporated by this reference herein.

10.47	Incentive Stock Option Agreement of Douglas N. Biddle dated December 18, 2002, is included as Exhibit 10.47 to the Registrant’s 10-Q for June 30, 2003, which is incorporated by this reference herein.

10.48	Incentive Stock Option Agreement of Dennis C. Irvine dated December 18, 2002, is included as Exhibit 10.48 to the Registrant’s 10-Q for June 30, 2003, which is incorporated by this reference herein.

10.49	Incentive Stock Option Agreement of Robert T. Herr dated December 18, 2002, is included as Exhibit 10.49 to the Registrant’s 10-Q for June 30, 2003, which is incorporated by this reference herein.

10.50	Non-Qualified Stock Option Agreement of Jerry V. Kehr dated December 18, 2002, is included as Exhibit 10.50 to the Registrant’s 10-Q for June 30, 2003, which is incorporated by this reference herein.

10.51	Non-Qualified Stock Option Agreement of Daniel E. West dated December 18, 2002, is included as Exhibit 10.51 to the Registrant’s 10-Q for June 30, 2003, which is incorporated by this reference herein.

10.52	Non-Qualified Stock Option Agreement of Alvin G. Blickenstaff dated December 18, 2002, is included as Exhibit 10.52 to the Registrant’s 10-Q for June 30, 2003, which is incorporated by this reference herein.

10.53	Non-Qualified Stock Option Agreement of Gerald W. Fletcher dated December 18, 2002, is included as Exhibit 10.53 to the Registrant’s 10-Q for June 30, 2003, which is incorporated by this reference herein.

10.54	Non-Qualified Stock Option Agreement of Arthur C. Grohs dated December 18, 2002, is included as Exhibit 10.54 to the Registrant’s 10-Q for June 30, 2003, which is incorporated by this reference herein.

10.55	Non-Qualified Stock Option Agreement of Christine McArthur dated December 18, 2002, is included as Exhibit 10.55 to the Registrant’s 10-Q for June 30, 2003, which is incorporated by this reference herein.

10.56	Non-Qualified Stock Option Agreement of Terrance J. Reeson dated December 18, 2002, is included as Exhibit 10.56 to the Registrant’s 10-Q for June 30, 2003, which is incorporated by this reference herein.

10.57	Non-Qualified Stock Option Agreement of Walter Sphar dated December 18, 2002, is included as Exhibit 10.57 to the Registrant’s 10-Q for June 30, 2003, which is incorporated by this reference herein.

10.58	Non-Qualified Stock Option Agreement of Thomas Watson dated December 18, 2002, is included as Exhibit 10.58 to the Registrant’s 10-Q for June 30, 2003, which is incorporated by this reference herein.

10.59	Director Retirement Agreement of Thomas Watson dated May 1, 2003, is included as Exhibit 10.59 to the Registrant’s 10-Q for June 30, 2003, which is incorporated by this reference herein.

10.60	Consulting Agreement of Thomas Watson dated May 1, 2003, is included as Exhibit 10.60 to the Registrant’s 10-Q for June 30, 2003, which is incorporated by this reference herein.

10.61	Third Amendment to Executive Salary Continuation Agreement of William E. Elliott dated November 12, 2003, is included as Exhibit 10.61 to the Registrant’s 10-K for December 31, 2003, which is incorporated by this reference herein.

11	Computation of per share earnings appears in the attached 10-Q under Plumas Bancorp Notes to Consolidated Financial Statements as Footnote 5 – Earnings Per Share Computation.

31.1	Rule 13a-14(a) [Section 302] Certification of Principal Accounting Officer dated May 14, 2004.

31.2	Rule 13a-14(a) [Section 302] Certification of Principal Financial Officer dated May 14, 2004.

31.3	Rule 13a-14(a) [Section 302] Certification of Principal Executive Officer dated May 14, 2004.

32.1	Certification of Principal Accounting Officer pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 dated May 14, 2004.

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 dated May 14, 2004.

32.3	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 dated May 14, 2004.

(b)	Reports on Form 8-K

On January 22, 2004, the Company filed a Current Report on Form 8-K. The Current Report included as an exhibit, the press release dated January 21, 2004, filed by the Company containing unaudited financial information, forth quarter earnings and 2003 earnings.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PLUMAS BANCORP (Registrant)

Date: May 13, 2004

/s/ William E. Elliott
William E. Elliott
President/Chief Executive Officer

/s/ Douglas N. Biddle
Douglas N. Biddle
Executive Vice President Chief Financial Officer

/s/ Andrew J. Ryback
Andrew J. Ryback
Senior Vice President Controller