Form 10-Q
period 2004-06-30
PLUMAS BANCORP
filed 2004-08-11
CIK 1168455

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
[x]	QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED June 30, 2004

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934
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

Yes [x] No [  ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes [  ] No [x]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of August 9, 2004; 3,265,820 shares

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENT

PLUMAS BANCORP

CONSOLIDATED BALANCE SHEET
(In thousands, except share data)

	Unaudited	Audited
	June 30,	December 31,
	2004	2003
Assets
Cash and due from banks	$27,603	$24,717
Federal funds sold	5,440	5,295
Loans held for sale	170	276
Investment securities (market value of $113,749 at June 30, 2004 and $116,102 at December 31, 2003)	113,988	115,883
Loans, less allowance for loan losses of $2,627 at June 30, 2004 and $2,564 at December 31, 2003 (Notes 3 and 4)	227,759	214,863
Bank premises and equipment, net	10,057	10,306
Intangible assets, net	2,090	2,238
Accrued interest receivable and other assets	17,143	16,684

Total assets	$404,250	$390,262

Liabilities and Shareholders’ Equity
Deposits:
Non-interest bearing	$109,770	$96,830
Interest bearing	259,859	259,012

Total deposits	369,629	355,842
Accrued interest payable and other liabilities	2,943	2,485
Junior subordinated deferrable interest debentures	6,186	6,186

Total liabilities	378,758	364,513

Commitments and contingencies (Note 4)	—	—
Shareholders’ equity (Notes 5 and 8):
Serial preferred stock, no par value; 10,000,000 shares authorized, no shares issued or outstanding	—	—
Common stock, no par value; 15,000,000 shares authorized; issued and outstanding - 3,258,728 shares at June 30, 2004 and 3,242,027 shares at December 31, 2003	3,990	3,945
Retained earnings	22,758	21,638
Accumulated other comprehensive (loss) income (Note 6)	(1,256)	166

Total shareholders’ equity	25,492	25,749

Total liabilities and shareholders’ equity	$404,250	$390,262

See notes to consolidated financial statements.

PLUMAS BANCORP

CONSOLIDATED STATEMENT OF INCOME
(In thousands, except per share data)

	Unaudited		Unaudited
	For the Three Months		For the Six Months
	Ended June 30		Ended June 30
	2004	2003	2004	2003
Interest Income:
Interest and fees on loans	$3,798	$4,159	$7,675	$8,104
Interest on investment securities:
Taxable	796	429	1,540	938
Exempt from Federal income taxes	110	33	182	66
Interest on Federal funds sold	24	21	57	54
Interest on loans held for sale	7	51	17	84

Total interest income	4,735	4,693	9,471	9,246

Interest Expense:
Interest on deposits	619	714	1,253	1,503
Other	71	71	144	149

Total interest expense	690	785	1,397	1,652

Net interest income before provision for loan losses	4,045	3,908	8,074	7,594
Provision for Loan Losses	150	225	300	450

Net interest income after provision for loan losses	3,895	3,683	7,774	7,144
Non-Interest Income:
Service charges	801	502	1,416	976
Gain on sale of loans, net	—	31	49	59
Gain on sale of available-for-sale investment securities, net	56	54	147	116
Gain on sale of other real estate and write-off of judgment receivable, net	143	25	90	20
Earnings on cash surrender value of life insurance policies	100	54	207	109
Other income	237	210	448	399

Total non-interest income	1,337	876	2,357	1,679

Non-Interest Expense:
Salaries and employee benefits	2,219	1,723	4,429	3,495
Occupancy and equipment	678	588	1,352	1,105
Other expense	1,016	925	1,893	1,722

Total non-interest expense	3,913	3,236	7,674	6,322

Income before income taxes	1,319	1,323	2,457	2,501
Income Tax Expense	469	523	881	985

Net income	$850	$800	$1,576	$1,516

Basic earnings per share (Notes 5 and 8)	$0.26	$0.25	$0.48	$0.47

Diluted earnings per share (Notes 5 and 8)	$0.25	$0.24	$0.47	$0.46

See notes to consolidated financial statements.

PLUMAS BANCORP

CONSOLIDATED STATEMENT OF CASH FLOWS
(In thousands)

	Unaudited
	For the Six Months
	Ended June 30,
	2004	2003
Cash Flows from Operating Activities:
Net income	$1,576	$1,516
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	300	450
Deferred loan origination fees, net	(41)	(64)
Depreciation, amortization and accretion, net	809	621
Net realized gain on available-for-sale investment securities	(147)	(116)
Amortization of investment security premiums	504	338
Accretion of investment security discounts	(37)	(7)
Net loss on sale of premises and equipment	2	1
Net gains on sale of other real estate and write-off of judgment receivable	(90)	(20)
Net decrease in loans held for sale	106	624
Increase in cash surrender value of life insurance	(173)	(92)
Net decrease (increase) in accrued interest receivable and other assets	237	212
Net decrease in accrued interest payable and other liabilities	458	238
Deferred taxes, net	—	(18)

Net cash provided by operating activities	3,504	3,683

Cash Flows from Investing Activities:
Proceeds from matured and called available-for-sale investment securities	9,220	8,500
Proceeds from matured and called held-to-maturity investment securities	1,275	2,602
Proceeds from sales of available-for-sale investment securities	16,536	6,521
Purchases of available-for-sale investment securities	(23,103)	(10,386)
Purchases of held-to-maturity investment securities	(6,031)	—
Proceeds from principal repayments from available-for-sale government-guaranteed mortgage-backed securities	1,171	448
Proceeds from principal repayments from held-to-maturity government-guaranteed mortgage-backed securities	86	134
Net decrease (increase) in loans	(13,300)	(7,820)
Proceeds from sale of other real estate	710	145
Purchase of premises and equipment	(413)	(293)
Deposits on single premium cash surrender value life insurance policies	—	(1,695)

Net cash provided by (used in) investing activities	(13,849)	(1,844)

Continued on next page.

CONSOLIDATED STATEMENT OF CASH FLOWS

(In thousands)
(Continued)

	Unaudited
	For the Six Months
	Ended June 30,
	2004	2003
Cash Flows from Financing Activities:
Net increase (decrease) in demand, interest bearing and savings deposits	$15,151	$222
Net increase (decrease) in time deposits	(1,364)	(1,628)
Proceeds from exercise of stock options	45	123
Payment of cash dividends	(456)	(387)

Net cash provided by (used in) financing activities	13,376	(1,670)

Increase (decrease) in cash and cash equivalents	3,031	169
Cash and Cash Equivalents at Beginning of Year	30,012	37,930

Cash and Cash Equivalents at End of Period	$33,043	$38,099

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:
Interest expense	$1,369	$1,606
Income taxes	$335	$932
Non-Cash Investing Activities:
Real estate acquired through foreclosure	$145	$—
Net change in unrealized gain on available-for-sale securities	$(1,422)	$131
Non-Cash Financing Activities:
Common stock retired in connection with the exercise of stock options	$133	$74

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

2. CONSOLIDATED FINANCIAL STATEMENTS

The consolidated financial statements include the accounts of the Company and the accounts of its wholly-owned subsidiary, Plumas Bank. Plumas Statutory Trust I is not consolidated into the Company’s consolidated financial statements and, accordingly, is accounted for under the equity method. In the opinion of management, the unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the Company’s financial position at June 30, 2004 and December 31, 2003 and the results of operations and cash flows for the three months ended June 30, 2004 and 2003 and the results of operations and cash flows for the six months ended June 30, 2004 and 2003. Certain reclassifications have been made to prior years’ balances to conform to classifications used in 2004.

Certain disclosures normally presented in the notes to the consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted. These interim financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s 2003 Annual Report to Shareholders on Form 10-K. The results of operations for the three-month and six-month periods ended June 30, 2004 and 2003 may not necessarily be indicative of future operating results.

In preparing such financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the balance sheet and revenues and expenses for the periods reported. Actual results could differ significantly from those estimates.

3. LOANS

Outstanding loans are summarized below, in thousands;

	June 30,	December 31,
	2004	2003
Commercial	$50,260	$51,073
Agricultural	30,395	26,537
Real estate — mortgage	82,955	67,532
Real estate — construction and land development	19,331	26,194
Consumer	47,934	46,621

	230,875	217,957
Deferred loans fees, net	(489)	(530)
Allowance for loan losses	(2,627)	(2,564)

	$227,759	$214,863

4. COMMITMENTS AND CONTINGENCIES

In the normal course of business, there are various outstanding commitments to extend credit which are not reflected in the financial statements, including loan commitments of $80,408,000 and $60,203,000 and letters of credit of $1,743,000 and $1,802,000 at June 30, 2004 and December 31, 2003, respectively.

Of the loan commitments outstanding at June 30, 2004, $30,612,000 are real estate construction loan commitments that are expected to fund within the next twelve months. The remaining commitments primarily relate to revolving lines of credit or other commercial loans, and many of these are expected to expire without being drawn upon. Therefore, the total commitments do not necessarily represent future cash requirements. Each loan commitment and the amount and type of collateral obtained, if any, are evaluated on an individual basis. Collateral held varies, but may include real property, bank deposits, debt or equity securities or business assets.

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

	For the Three Months		For the Six Months
	Ended June 30		Ended June 30
	2004	2003	2004	2003
Earnings Per Share:
Basic earnings per share	$0.26	$0.25	$0.48	$0.47
Diluted earnings per share	$0.25	$0.24	$0.47	$0.46
Weighted Average Number of Shares Outstanding:
Basic shares	3,259,656	3,228,280	3,254,872	3,223,138
Diluted shares	3,344,598	3,466,437	3,339,813	3,468,899

6. COMPREHENSIVE INCOME

Total comprehensive (loss) income for the three months ended June 30, 2004 and 2003 totaled $(1,151,000) and $1,014,000, respectively. Comprehensive (loss) income is comprised of net unrealized gains (losses), net of taxes, on available-for-sale investment securities, which were $(2,001,000) and $214,000 for the three months ended June 30, 2004 and 2003, respectively, together with net income.

Total comprehensive income for the six months ended June 30, 2004 and 2003 totaled $154,000 and $1,647,000, respectively. Comprehensive income is comprised of net unrealized gains (losses), net of taxes, on available-for-sale investment securities, which were $(1,422,000) and $131,000 for the six months ended June 30, 2004 and 2003, respectively, together with net income.

At June 30, 2004 and December 31, 2003, accumulated other comprehensive (loss) income totaled $(1,256,000) and $166,000, respectively, and is reflected as a component of shareholders’ equity.

7. ACCOUNTING PRONOUCEMENTS

For a description of significant accounting policies, see Note 2 to the consolidated financial statements included in the Company’s 2003 Annual Report on Form 10-K.

8. STOCK-BASED COMPENSATION

At June 30, 2004, the Company had two stock-based compensation plans, the Plumas Bank 2001 and 1991 Stock Option Plans. The Company accounts for these plans under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. No stock-based compensation cost is reflected in net income, as all options granted under these plans had an exercise price equal to the market value of the underlying common stock on the date of grant.

Pro forma adjustments to the Company’s consolidated net earnings and earnings per share are disclosed during the years in which the options become vested. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of FASB Statements No. 123, Accounting for Stock-Based Compensation, to stock-based compensation:

	For the Three Months		For the Six Months
	Ended June 30		Ended June 30
	2004	2003	2004	2003
Net income as reported, in thousands	$850	$800	$1,576	$1,516
Deduct: Total stock-based compensation expense determined under the fair value based method for all awards, net of related tax effects, in thousands	22	22	45	43

Pro forma net income, in thousands	$759	$778	$694	$1,473

Basic earnings per share — as reported	$0.26	$0.25	$0.48	$0.47

Basic earnings per share — pro forma	$0.25	$0.24	$0.46	$0.46

Diluted earnings per share — as reported	$0.25	$0.24	$0.47	$0.46

Diluted earnings per share — pro forma	$0.25	$0.24	$0.46	$0.45

The fair value of each option grant is estimated on the date of grant using an option-pricing model with the following assumptions:

	For the Three Months Ended
	June 30, 2004	June 30, 2003
Weighted average fair value of options granted	$4.32	$4.23
Dividend yield	1.5%	1.3%
Expected volatility	15.5%	17.3%
Risk-free interest rate	2.8%	2.3%
Expected option life in years	5.0	5.0

	For the Six Months Ended
	June 30, 2004	June 30, 2003
Weighted average fair value of options granted	$4.32	$4.06
Dividend yield	1.5%	1.4%
Expected volatility	15.5%	17.3%
Risk-free interest rate	2.8%	2.5%
Expected option life in years	5.0	5.0

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

INTRODUCTION

Plumas Bancorp (the “Company”) is traded on the OTC Bulletin Board under the ticker symbol “PLBC”. The following discussion and analysis sets forth certain statistical information relating to the Company as of June 30, 2004 and December 31, 2003 and for the three months ended June 30, 2004 and 2003 and for the six months ended June 30, 2004 and 2003. This discussion should be read in conjunction with the financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q and the financial statements and notes thereto included in Plumas Bancorp’s Annual Report filed on Form 10-K for the year ended December 31, 2003.

OVERVIEW

The Company’s net income increased $60 thousand, or 4%, to $1.6 million for the six months ended June 30, 2004 from $1.5 million for the same period in 2003. The primary contributors to the increase in net income for the first six months of 2004 were a $480 thousand increase in net interest income, a $150 thousand decrease in the provision for loan losses, a $678 thousand increase in non-interest income and a $104 thousand decrease in the provision for income taxes, mostly offset by a $1.3 million increase in non-interest expenses.

Total assets at June 30, 2004 were $404 million, an increase of $14 million, or 4%, from the $390 million at December 31, 2003. The growth in assets was funded by growth in the Company’s deposits. Deposits also grew $14 million, or 4%, to $370 million at June 30, 2004 from the $356 million at December 31, 2003.

The return on average assets was 0.79% for the six months ended June 30, 2004 compared to 0.94% for the same period in 2003. The return on average equity was 11.5% for the six months ended June 30, 2004 compared to 12.5% for the same period in 2003. Although the Company’s earnings increased during the first six months of 2004 when compared to the same period in 2003, the continued growth in assets combined with a historically low rate environment have resulted in declines in the return on average asset and equity ratios. Total average assets for the six months ended June 30, 2004 increased $75 million, or 23%, from the same period in 2003. Total average equity for the six months ended June 30, 2004 increased $3 million, or 13%, from the same period in 2003.

RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED JUNE 30, 2004

Net interest income before provision for loan losses. Net interest income, on a nontax-equivalent basis, was $8.1 million for the six months ended June 30, 2004, an increase of $480 thousand, or 6%, from $7.6 million for the same period in 2003. The increase in net interest income was primarily attributed to volume increases in the Company’s average investment and loan balances combined with declines in rates paid on the Company’s deposits, somewhat offset by declines in the yield on the Company’s interest-earning assets.

Interest income increased $225 thousand or 2%, to $9.5 million for the six months ended June 30, 2004, up from $9.2 million for the same period in 2003. The increase in interest income was primarily attributed to volume increases in investment and loan balances largely offset by falling yields on loan balances. The Company’s average investment balances were $115 million for the six months ended June 30, 2004, up $53 million, or 85%, from the $62 million for the same period in 2003. The Company’s average loan balances were $218 million for the six months ended June 30, 2004, up $6 million, or 3%, from the $212 million for the same period in 2003. The Company’s average loan yield was 7.03% for the six months ended June 30, 2004, down 68 basis points, or 9%, from the 7.71% yield for the same period in 2003. In addition, the Company’s average investment yield was 3.00% for the six months ended June 30, 2004, down 24 basis points, or 7%, from the 3.24% yield for the same period in 2003.

Interest expense decreased $255 thousand, or 17%, to $1.4 million for the six months ended June 30, 2004, down from $1.7 million for the same period in 2003. The decrease in interest expense was primarily attributed to rate decreases for time deposits partially offset by volume increases in all of the Company’s deposit products. The Company’s average rate paid on time deposits was 1.80% for the six months ended June 30, 2004, down 56 basis points, or 24%, from the 2.36% paid for the same period in 2003.

The net interest margin for the six months ended June 30, 2004 decreased 68 basis points, or 13%, to 4.67%, down from 5.35% for the same period in 2003.

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

	For the Six Months Ended June 30, 2004			For the Six Months Ended June 30, 2003
			Yield			Yield
	Average Balance	Interest	/	Average Balance	Interest	/
	(in thousands)	(in thousands)	Rate	(in thousands)	(in thousands)	Rate
Interest-earning assets:
Loans (1) (2)	$218,270	$7,692	7.03%	$211,849	$8,188	7.71%
Investment securities (1)	114,631	1,722	3.00%	61,867	1,004	3.24%
Federal funds sold	12,088	57	0.94%	9,344	54	1.15%

Total earning assets	344,989	9,471	5.48%	283,060	9,246	6.52%

Cash and demand deposits with banks	25,077			19,655
Other assets	25,901			17,940

Total assets	$395,967			$320,655

Interest-bearing liabilities:
NOW deposits	$42,977	30	0.14%	$33,510	49	0.29%
Money market deposits	65,598	242	0.74%	57,402	289	1.00%
Savings deposits	61,819	138	0.45%	45,302	191	0.84%
Time deposits	93,189	843	1.80%	82,242	974	2.36%
Other borrowings (3)	6,392	144	4.49%	6,370	149	4.67%

Total interest-bearing liabilities	269,975	1,397	1.03%	224,826	1,652	1.47%

Non-interest bearing deposits	96,168			69,546
Other liabilities	2,569			2,181
Shareholders’ equity	27,255			24,102

Total liabilities & equity	$395,967			$320,655

Cost of funding interest-earning assets (4)			0.81%			1.16%
Net interest income and margin (5)		$8,074	4.67%		$7,594	5.35%

(1)	Not computed on a tax-equivalent basis.

(2)	Loan fees included in loan interest income for the six-month periods ended June 30, 2004 and 2003 amounted to $244 and $360, respectively.

(3)	For the purpose of this schedule the interest expense related to the Company’s junior subordinated debentures is included in other borrowings.

(4)	Total interest expense divided by the average balance of total earning assets.

(5)	Net interest income divided by the average balance of total earning assets.

The following table sets forth changes in interest income and interest expense, for the six-month periods indicated and the amount of change attributable to variances in volume, rates and the combination of volume and rates based on the relative changes of volume and rates:

	2004 over 2003 change in net interest income
	(in thousands)
	Volume (1)	Rate (2)	Mix (3)	Total
Interest-earning assets:
Loans	$248	$(722)	$(22)	$(496)
Investment securities	856	(75)	(63)	718
Federal funds sold	16	(10)	(3)	3

Total interest income	1,120	(807)	(88)	225

Interest-bearing liabilities:
NOW deposits	14	(26)	(7)	(19)
Money market deposits	41	(77)	(11)	(47)
Savings deposits	70	(90)	(33)	(53)
Time deposits	130	(230)	(31)	(131)
Other borrowings	—	(5)	—	(5)

Total interest expense	255	(428)	(82)	(255)

Net interest income	$865	$(379)	$(6)	$480

(1)	The volume change in net interest income represents the change in average balance divided by the previous year’s rate.

(2)	The rate change in net interest income represents the change in rate divided by the previous year’s average balance.

(3)	The mix change in net interest income represents the change in average balance multiplied by the change in rate.

Provision for loan losses. The Company recorded $300 thousand in provision for loan losses for the six months ended June 30, 2004, down $150 thousand, or 33%, from the $450 thousand provision for the same period in 2003. Management assesses its loan quality monthly to maintain an adequate allowance for loan losses. Based on information currently available, management believes that the allowance for loan losses is adequate to absorb potential risks in the portfolio. However, no assurance can be given that the Company may not sustain charge-offs which are in excess of the allowance in any given period. The Company’s loan portfolio composition and non-performing assets are further discussed under the financial condition section below.

Non-interest income. During the six months ended June 30, 2004, total non-interest income increased $678 thousand, or 40%, to $2.4 million, up from $1.7 million for the comparable period in 2003. The increase in non-interest income was primarily the result of increases in service charge revenue, earnings on bank-owned life insurance policies (“BOLI”) and gains on the sale of investment securities and real estate.

A large portion of the growth in service charge revenue resulted from an increase in the Bank’s overall number of fee generating accounts. As a result of the acquisition in mid-November 2003 of five branches from a competitor, the Bank began servicing over 7,300 new deposit accounts. In addition, during April 2004 the Bank implemented a new overdraft privilege program for select deposit relationships thereby increasing service charge revenue.

During the last half of 2003, the Bank increased its holding in BOLI by $3.2 million to provide additional coverage for an executive officer of the Company. As a result, the tax-exempt earnings from these policies increased by $98 thousand to $207 thousand for the six months ended June 30, 2004 from $109 thousand for the same period in 2003.

Lastly, the Company recorded gains of $135 thousand in June 2004 on the sale of two unused banking offices that were acquired from a competitor as part of a $45.5 million deposit purchase in mid-November 2003.

Non-interest expenses. Non-interest expenses consist of salaries and related employee benefits, occupancy and equipment expenses, professional fees, business development expenses, telephone expense, stationery and supplies expense, armored car and courier expense, advertising and promotion expense, loan expenses, directors’ fees, and other operating expenses. For the six months ended June 30, 2004, non-interest expense increased $1.4 million, or 21%, to $7.7 million, up from $6.3 million for the comparable period in 2003.

Salaries and employee benefits increased $934 thousand, or 27%, over the same six-month period last year. This increase was due primarily to the staffing additions related to the Bank’s three new branch offices, expansion of the Company’s centralized lending function, staffing additions to manage the overall growth, increased employee benefit costs related to health-care and salary continuation plans and the deferral of fewer salary dollars as part of the loan origination process.

Occupancy and equipment increased $247 thousand, or 22%, over the same six-month period last year. This increase was due primarily to additional depreciation and operating costs associated with three new branches. These new branches began serving the communities of Tahoe City, Kings Beach and Loyalton in November 2003. Other increases in occupancy and equipment relate to depreciation on capitalized upgrades to the Company’s network security and monitoring systems and network operating system.

The following table describes the components of non-interest expense for the six-month periods ending June 30, 2004 and 2003.

	Unaudited
	For the Six Months
	Ended June 30 (In Thousands)
	2004	2003
Salaries and employee benefits	$4,429	$3,495
Occupancy and equipment	1,352	1,105
Professional fees	362	285
Business development	197	201
Armored car and courier	182	165
Telephone and data communication	167	158
Advertising and promotion	159	133
Stationery and supplies	149	136
Deposit premium amortization	148	67
Director compensation	142	126
Postage	125	128
Insurance	116	115
Loan and collection expenses	73	144
Other expense	73	64

Total non-interest expense	$7,674	$6,322

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JUNE 30, 2004

Net interest income before provision for loan losses. Net interest income, on a nontax-equivalent basis, was $4.0 million for the three months ended June 30, 2004, an increase of $137 thousand, or 4%, from $3.9 million for the same period in 2003. The increase in net interest income was primarily attributed to volume increases in the Company’s average investment balances combined with declines in rates paid on the Company’s deposits, largely offset by declines in the yield on the Company’s loan balances.

Interest income increased $42 thousand, or 1%, to $4.7 million for the three months ended June 30, 2004. The increase in interest income was primarily attributed to volume increases in investment balances largely offset by falling yields on loan balances. The Company’s average investment balances were $119 million for the three months ended June 30, 2004, up $59 million, or 101%, from the $59 million for the same period in 2003. The Company’s average loan yield was 6.96% for the three months ended June 30, 2004, down 90 basis points, or 11%, from the 7.86% yield for the same period in 2003.

Interest expense decreased $95 thousand, or 12%, to $690 thousand for the three months ended June 30, 2004, down from $785 thousand for the same period in 2003. The decrease in interest expense was primarily attributed to rate decreases for time deposits partially offset by volume increases in all of the Company’s deposit products. The Company’s average rate paid on time deposits was 1.79% for the three months ended June 30, 2004, down 49 basis points, or 21%, from the 2.28% paid for the same period in 2003.

The net interest margin for the three months ended June 30, 2004 decreased 91 basis points, or 16%, to 4.67%, down from 5.58% for the same period in 2003.

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

	For the Three Months Ended June 30, 2004			For the Three Months Ended June 30, 2003
			Yield			Yield
	Average Balance	Interest	/	Average Balance	Interest	/
	(in thousands)	(in thousands)	Rate	(in thousands)	(in thousands)	Rate
Interest-earning assets:
Loans (1) (2)	$219,339	$3,805	6.96%	$214,830	$4,210	7.86%
Investment securities (1)	118,585	906	3.06%	59,058	462	3.14%
Federal funds sold	9,523	24	1.01%	7,061	21	1.19%

Total earning assets	347,447	4,735	5.47%	280,949	4,693	6.70%

Cash and demand deposits with banks	25,463			20,129
Other assets	27,086			17,644

Total assets	$399,996			$318,722

Interest-bearing liabilities:
NOW deposits	$43,080	14	0.13%	$33,620	24	0.29%
Money market deposits	65,199	117	0.72%	55,346	131	0.95%
Savings deposits	62,669	70	0.45%	45,363	93	0.82%
Time deposits	93,439	418	1.79%	81,845	466	2.28%
Other borrowings (3)	6,393	71	4.45%	6,372	71	4.47%

Total interest-bearing liabilities	270,780	690	1.02%	222,546	785	1.41%

Non-interest bearing deposits	99,126			69,954
Other liabilities	2,638			2,075
Shareholders’ equity	27,452			24,147

Total liabilities & equity	$399,996			$318,722

Cost of funding interest-earning assets (4)			0.80%			1.12%
Net interest income and margin (5)		$4,045	4.67%		$3,908	5.58%

(1)	Not computed on a tax-equivalent basis.

(2)	Loan fees included in loan interest income for the three-month periods ended June 30, 2004 and 2003 amounted to $108 and $207, respectively.

(3)	For the purpose of this schedule the interest expense related to the Company’s junior subordinated debentures is included in other borrowings.

(4)	Total interest expense divided by the average balance of total earning assets.

(5)	Net interest income divided by the average balance of total earning assets.

The following table sets forth changes in interest income and interest expense, for the three-month periods indicated and the amount of change attributable to variances in volume, rates and the combination of volume and rates based on the relative changes of volume and rates:

	2004 over 2003 change in net interest income
	(in thousands)

	Volume (1)	Rate (2)	Mix (3)	Total
Interest-earning assets:
Loans	$89	$(483)	$(11)	$(405)
Investment securities	466	(11)	(11)	444
Federal funds sold	7	(3)	(1)	3

Total interest income	562	(497)	(23)	42

Interest-bearing liabilities:
NOW deposits	7	(13)	(4)	(10)
Money market deposits	24	(32)	(6)	(14)
Savings deposits	35	(42)	(16)	(23)
Time deposits	66	(100)	(14)	(48)
Other borrowings	—	—	—	—

Total interest expense	132	(187)	(40)	(95)

Net interest income	$430	$(310)	$17	$137

(1)	The volume change in net interest income represents the change in average balance divided by the previous year’s rate.

(2)	The rate change in net interest income represents the change in rate divided by the previous year’s average balance.

(3)	The mix change in net interest income represents the change in average balance multiplied by the change in rate.

Provision for loan losses. The Company recorded $150,000 in provision for loan losses for the three months ended June 30, 2004, down $75,000, or 33%, from the $225,000 provision for the same period in 2003. Management assesses its loan quality monthly to maintain an adequate allowance for loan losses. Based on information currently available, management believes that the allowance for loan losses is adequate to absorb potential risks in the portfolio. However, no assurance can be given that the Company may not sustain charge-offs which are in excess of the allowance in any given period. The Company’s loan portfolio composition and non-performing assets are further discussed under the financial condition section below.

Non-interest income. During the three months ended June 30, 2004, total non-interest income increased $461 thousand, or 53%, to $1.3 million, up from $876 thousand for the comparable period in 2003. The increase in non-interest income was primarily the result of increases in service charge revenue, gains on the sale of investment securities and real estate and earnings on bank-owned life insurance policies (“BOLI”).

A large portion of the growth in service charge revenue resulted from an increase in the Bank’s overall number of fee generating accounts. As a result of the acquisition in mid-November 2003 of five branches from a competitor, the Bank began servicing over 7,300 new deposit accounts. In addition, during April 2004 the Bank implemented a new overdraft privilege program for select deposit relationships thereby increasing service charge revenue.

During June of 2004, the Company recorded gains of $135 thousand on the sale of two unused banking offices that were acquired from a competitor as part of a $45.5 million deposit purchase in mid-November 2003.

Lastly, the Bank increased its holding in BOLI by $3.2 million to provide additional coverage for an executive officer of the Company. As a result, the tax-exempt earnings from these policies increased by $45 thousand to $100 thousand for the three months ended June 30, 2004 from $55 thousand for the same period in 2003.

Non-interest expenses. Non-interest expenses consist of salaries and related employee benefits, occupancy and equipment expenses, professional fees, business development expenses, telephone expense, stationery and supplies expense, armored car and courier expense, advertising and promotion expense, loan expenses, directors’ fees, and other operating expenses. For the three months ended June 30, 2004, non-interest expense increased $677 thousand, or 21%, to $3.9 million, up from $3.2 million for the comparable period in 2003.

Salaries and employee benefits increased $496 thousand, or 29%, over the same three-month period last year. This increase was due primarily to the staffing additions related to the Bank’s three new branch offices, expansion of the Company’s centralized lending function, staffing additions to manage the overall growth, increased employee benefit costs related to health-care and salary continuation plans and the deferral of fewer salary dollars as part of the loan origination process.

Occupancy and equipment increased $90 thousand, or 15%, over the same three-month period last year. This increase was due primarily to additional depreciation and operating costs associated with three new branches. These new branches began serving the communities of Tahoe City, Kings Beach and Loyalton in November 2003. Other increases in occupancy and equipment relate to depreciation on capitalized upgrades to the Company’s network security and monitoring systems and network operating system.

The following table describes the components of non-interest expense for the three-month periods ending June 30, 2004 and 2003.

	Unaudited
	For the Three Months
	Ended June 30 (In Thousands)
	2004	2003
Salaries and employee benefits	$2,219	$1,724
Occupancy and equipment	678	588
Professional fees	176	145
Business development	105	119
Advertising and promotion	103	89
Armored car and courier	93	86
Telephone and data communication	92	68
Deposit premium amortization	77	34
Stationery and supplies	76	75
Director compensation	69	63
Postage	60	62
Insurance	61	62
Loan and collection expenses	48	84
Other expense	56	37

Total non-interest expense	$3,913	$3,236

FINANCIAL CONDITION

Loan portfolio composition. The Company continues to manage the mix of its loan portfolio consistent with its identity as a community bank serving the financing needs of all sectors of Northeastern California. Although the Company offers a broad array of financing options, it continues to concentrate its focus on small- to medium-sized commercial businesses. These commercial loans are diversified as to the industries and types of businesses, thus limiting material exposure from any one industry concentration. The Company offers both fixed and floating rate loans and obtains collateral in the form of real property, business assets and deposit accounts, but looks to business and personal cash flows as its primary source of repayment. As of June 30, 2004, real estate mortgage loan balances as a percentage of total loans increased to 35.9% from 31.0% at December 31, 2004. Also during the first six months of 2004, agricultural loan balances increased to 13.2% of total loans from 12.2% at the end of December 2003. The increased percentages in real estate mortgage and agricultural loan balances were offset with declines in the relative percentage of commercial, consumer and real estate construction and land development loan balances which were 21.8%, 20.7% and 8.4%, respectively at June 30, 2004, versus 23.4%, 21.4% and 12.0%, respectively at December 31, 2003.

Nonperforming assets. Nonperforming loans at June 30, 2004 were $2,024,000, an increase of $1,177,000, or 139%, over the $847,000 balance at December 31, 2003.

In April 2004, the Bank classified as nonaccrual, several agricultural loans to one borrower totaling $1.3 million. These agricultural loans are collateralized by various equipment and real estate holdings. In addition to the collateral, $765 thousand of the loan balances are government guaranteed under the United States Department of Agriculture (USDA) Business and Industry program. At June 30, 2004, nonperforming loans to this one borrower represented 64% of the Bank’s total nonperforming loans outstanding. Management believes that these nonperforming loan balances will be satisfactory resolved without significant loss to the Company.

As a result of the above, nonperforming loans as a percent of total loans increased to 0.88% at June 30, 2004 up from the 0.39% at December 31, 2003. In addition, nonperforming assets (which is comprised of nonperforming loans plus foreclosed real estate holdings) as a percent of total assets were 0.54% at June 30, 2004 up from 0.22% at December 31, 2003.

Analysis of allowance for loan losses. Net charge-offs during the six months ended June 30, 2004 totaled $237 thousand, or 0.10% of total loans, compared to $280 thousand, or 0.13% of total loans, for the comparable period in 2003. Net charge-offs during the first half of 2004 were comprised of $328,000 of charge-offs less $91,000 in recoveries, compared to $382,000 of charge-offs less $102,000 in recoveries for the comparable period in 2003. The allowance for loan losses stood at 1.14% of total loans as of June 30, 2004, versus 1.18% of total loans as of December 31, 2003. Based on an evaluation of the credit quality of the loan portfolio and delinquency trends and charge-offs, management believes the allowance for loan losses to be adequate.

The following table provides certain information for the six-month period indicated with respect to the Company’s allowance for loan losses as well as charge-off and recovery activity.

	Unaudited
	For the Six Months
	Ended June 30
	(in thousands)
	2004	2003
Balance at January 1,	$2,564	$2,471

Charge-offs:
Commercial and agricultural	(16)	(74)
Real estate mortgage	—	(26)
Real estate construction	—	—
Consumer	(312)	(282)

Total charge-offs	(328)	(382)

Recoveries:
Commercial and agricultural	4	14
Real estate mortgage	1	—
Real estate construction	—	—
Consumer	86	88

Total recoveries	91	102

Net charge-offs	(237)	(280)

Provision for loan losses	300	450

Balance at June 30,	$2,627	$2,641

Net charge-offs during the six-month period to average loans	0.10%	0.13%
Allowance for loan losses to total Loans	1.14%	1.23%

Investment securities and Federal funds sold. Combined investment securities and Federal funds sold balances increased $3 million to $119 at June 30, 2004, from $116 million at December 31, 2003. Federal funds sold balances remained unchanged at $5 million at both June 30, 2004 and December 31, 2003.

The Company’s investment in U.S. Treasury securities and obligations of U.S. agencies decreased to 75.5% of the investment portfolio at June 30, 2004, versus 82.6% at December 31, 2003. The Company’s investment in corporate bonds increased to 12.9% of the investment portfolio at June 30, 2004, versus 10.8% at December 31, 2003. Tax-exempt municipal obligation bonds increased to 11.6% at June 30, 2004, up from 6.6% at December 31, 2003.

Accrued interest receivable and other assets. Accrued interest receivable and other assets increased $459 thousand, or 3%, to $17.1 million as of June 30, 2004, up from $16.7 million at December 31, 2003. This increase related primarily to a $1 million additional investment in stock of the Federal Home Loan Bank (FHLB) of San Francisco offset by a $600 thousand decline in real estate investment holdings. The additional stock investment was a requirement of the FHLB’s recent revised capital plan. The Bank chose to make the additional investment in the FHLB in order to continue to have access to FHLB services, which are primarily borrowing arrangements.

Deposits. Total deposits were $370 million as of June 30, 2004, an increase of $13.8 million, or 4%, from the December 31, 2003 balance of $356 million. The Company continues to manage the mix of its deposits consistent with its identity as a community bank serving the financial needs of its customers. Non-interest bearing demand deposits and interest checking deposits increased to 40.8% of total deposits at June 30, 2004, up from 38.9% of total deposits at December 31, 2003. Money market and savings deposits decreased slightly to 34.3% of total deposits at June 30, 2004 compared to 34.9% as of December 31, 2003. Time deposits decreased to 24.9% of total deposits as of June 30, 2004 down from 26.2% as of December 31, 2003.

CAPITAL RESOURCES

Shareholders’ equity as of June 30, 2004 decreased $257 thousand, or 1%, to $25.5 million from $25.7 million as of December 31, 2003. This decrease was the result of a $1.4 million decline in accumulated other comprehensive income and payment in May of a $456 thousand cash dividend mostly offset by earning of $1.6 million during the first half 2004. The accumulated other comprehensive losses at June 30, 2004, were the result of the adverse affects of the rising interest rate environment on the market value of the Bank’s available-for-sale investment portfolio. Management believes that these accumulated other comprehensive losses are not permanent and will reverse over time as these shorter-term securities approach maturity.

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios of total and Tier 1 capital to risk-weighted assets and of Tier 1 capital to average assets. Each of these components is defined in the regulations. Management believes that the Company and the Bank met all their capital adequacy requirements as of June 30, 2004.

	Plumas Bancorp
	Actual
			Minimum
	Capital		Capital
	(In Thousands)	Ratio	Requirement
Leverage	$30,658	7.7%	4.0%
Tier 1 Risk-Based	30,658	10.3%	4.0%
Total Risk-Based	33,285	11.2%	8.0%

	Plumas Bank
	Actual		Minimum
			Capital
	Capital	Ratio	Requirement
	(In Thousands)

Leverage	$30,190	7.6%	4.0%
Tier 1 Risk-Based	30,190	10.2%	4.0%
Total Risk-Based	32,817	11.1%	8.0%

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

The Company has unsecured short-term borrowing agreements with two of its correspondent banks in the amounts of $10 million and $5 million. In addition, the Company can borrow up to $9.9 million from the Federal Home Loan Bank secured by residential mortgage loans. There were no short-term borrowings outstanding at June 30, 2004.

Customer deposits are the Company’s primary source of funds. Those funds are held in various types of accounts with varying maturities. The Company does not accept brokered deposits. During the first half of 2004, deposits increased $14 million, or 4%, from the December 31, 2003 balance of $356 million. The Company has historically experienced a seasonal trend in regards to deposits; whereas the majority of the Company’s annual deposit growth occurs in the summer and fall months.

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

In management’s opinion there has not been a material change in the Company’s market risk or interest rate risk profile for the three months ended June 30, 2004 compared to December 31, 2003 as discussed in the Company’s 2003 annual report on Form 10-K.

ITEM 4. CONTROLS AND PROCEDURES

The Company’s Chief Executive Officer, Chief Administrative Officer and Chief Financial Officer, based on their evaluation within 90 days prior to the date of this report of the Company’s disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e), have concluded that the Company’s disclosure controls and procedures are adequate and effective for purposes of Rule 13a-15(e) in timely alerting them to material information relating to the Company required to be included in the Company’s filings with the SEC under the Securities Exchange Act of 1934.

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

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The voting results of the registrant’s annual meeting of the shareholders held on May 19, 2004 are as follows:

Proposal: Election of Directors

On the proposal to elect Directors of Plumas Bancorp, Management’s nominees were elected as Directors of Plumas Bancorp until the 2005 Annual Meeting of Shareholders and until their successors are duly elected and qualified. The voting results were as follows:

		Votes
		Withheld or
	Votes For	Against		Broker
Nominee	Nominee	Nominee	Abstentions	Non-Votes
Alvin G. Blickenstaff	2,565,161	4,418	689,149	0
Jerry V. Kehr	2,564,711	4,868	689,149	0
William E. Elliott	2,565,161	4,418	689,149	0
Gerald W. Fletcher	2,565,161	4,418	689,149	0
Arthur C. Grohs	2,565,161	4,418	689,149	0
Christine McArthur	2,557,117	12,462	689,149	0
Terrance J. Reeson	2,565,161	4,418	689,149	0
Walter Sphar	2,565,161	4,418	689,149	0
Thomas Watson	2,565,161	4,418	689,149	0
Daniel E. West	2,564,711	4,868	689,149	0

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

The following documents are included or incorporated by reference in this Quarterly Report on Form 10Q:

3.1	Articles of Incorporation as amended of Registrant included as exhibit 3.1 to the Registrant’s Form S-4, File No. 333-84534, which is incorporated by reference herein.

3.2	Bylaws of Registrant included as exhibit 3.2 to the Registrant’s Form S-4, File No. 333-84534, which is incorporated by reference herein.

4	Specimen form of certificate for Plumas Bancorp included as exhibit 4 to the Registrant’s Form S-4, File No. 333-84534, which is incorporated by reference herein.

10.1	Employment Agreement of William E. Elliott dated May 16, 2001, is included as Exhibit 10.1 to the Registrant’s 10-QSB for June 30, 2002, which is incorporated by this reference herein.

10.2	Incentive Stock Option Agreement as amended of William E. Elliott dated November 18, 1998, is included as Exhibit 10.2 to the Registrant’s 10-QSB for June 30, 2002, which is incorporated by this reference herein.

10.3	Executive Salary Continuation Agreement as amended of William E. Elliott dated October 13, 1993, is included as Exhibit 10.3 to the Registrant’s 10-QSB for June 30, 2002, which is incorporated by this reference herein.

10.4	Split Dollar Agreements of William E. Elliott dated January 23, 2002, is included as Exhibit 10.4 to the Registrant’s 10-QSB for June 30, 2002, which is incorporated by this reference herein.

10.5	Incentive Stock Option Agreement as amended of Douglas N. Biddle dated November 18, 1998, is included as Exhibit 10.5 to the Registrant’s 10-QSB for June 30, 2002, which is incorporated by this reference herein.

10.6	Executive Salary Continuation Agreement as amended of Douglas N. Biddle dated June 2, 1994, is included as Exhibit 10.6 to the Registrant’s 10-QSB for June 30, 2002, which is incorporated by this reference herein.

10.7	Split Dollar Agreements of Douglas N. Biddle dated January 24, 2002, is included as Exhibit 10.7 to the Registrant’s 10-QSB for June 30, 2002, which is incorporated by this reference herein.

10.8	Incentive Stock Option Agreement as amended of Dennis C. Irvine dated November 18, 1998, is included as Exhibit 10.8 to the Registrant’s 10-QSB for June 30, 2002, which is incorporated by this reference herein.

10.9	Executive Salary Continuation Agreement as amended of Dennis C. Irvine dated June 2, 1994, is included as Exhibit 10.9 to the Registrant’s 10-QSB for June 30, 2002, which is incorporated by this reference herein.

10.10	Split Dollar Agreements of Dennis C. Irvine dated January 24, 2002, is included as Exhibit 10.10 to the Registrant’s 10-QSB for June 30, 2002, which is incorporated by this reference herein.

10.11	Incentive Stock Option Agreement as amended of Robert T. Herr dated July 19, 2000, is included as Exhibit 10.11 to the Registrant’s 10-QSB for June 30, 2002, which is incorporated by this reference herein.

10.12	Non-Qualified Stock Option Agreement as amended of Jerry V. Kehr dated November 18, 1998, is included as Exhibit 10.12 to the Registrant’s 10-QSB for June 30, 2002, which is incorporated by this reference herein.

10.13	Deferred Fee Agreement as amended of Jerry V. Kehr dated August 19, 1998, is included as Exhibit 10.13 to the Registrant’s 10-QSB for June 30, 2002, which is incorporated by this reference herein.

10.14	Amended and Restated Director Retirement Agreement of Jerry V. Kehr dated April 28, 2000, is included as Exhibit 10.14 to the Registrant’s 10-QSB for June 30, 2002, which is incorporated by this reference herein.

10.15	Consulting Agreement of Jerry V. Kehr dated May 10, 2000, is included as Exhibit 10.15 to the Registrant’s 10-QSB for June 30, 2002, which is incorporated by this reference herein.

10.16	Non-Qualified Stock Option Agreement as amended of Daniel E. West dated November 19, 1997, is included as Exhibit 10.16 to the Registrant’s 10-QSB for June 30, 2002, which is incorporated by this reference herein.

10.17	Non-Qualified Stock Option Agreement as amended of Daniel E. West dated November 18, 1998, is included as Exhibit 10.17 to the Registrant’s 10-QSB for June 30, 2002, which is incorporated by this reference herein.

10.18	Amended and Restated Director Retirement Agreement of Daniel E. West dated May 10, 2000, is included as Exhibit 10.18 to the Registrant’s 10-QSB for June 30, 2002, which is incorporated by this reference herein.

10.19	Consulting Agreement of Daniel E. West dated May 10, 2000, is included as Exhibit 10.19 to the Registrant’s 10-QSB for June 30, 2002, which is incorporated by this reference herein.

10.20	Non-Qualified Stock Option Agreement as amended of Alvin G. Blickenstaff dated November 18, 1998, is included as Exhibit 10.20 to the Registrant’s 10-QSB for June 30, 2002, which is incorporated by this reference herein.

10.21	Amended and Restated Director Retirement Agreement of Alvin G. Blickenstaff dated April 19, 2000, is included as Exhibit 10.21 to the Registrant’s 10-QSB for June 30, 2002, which is incorporated by this reference herein.

10.22	Consulting Agreement of Alvin G. Blickenstaff dated May 8, 2000, is included as Exhibit 10.22 to the Registrant’s 10-QSB for June 30, 2002, which is incorporated by this reference herein.

10.23	Non-Qualified Stock Option Agreement as amended of Gerald W. Fletcher dated November 18, 1998, is included as Exhibit 10.23 to the Registrant’s 10-QSB for June 30, 2002, which is incorporated by this reference herein.

10.24	Amended and Restated Director Retirement Agreement of Gerald W. Fletcher dated May 10, 2000, is included as Exhibit 10.24 to the Registrant’s 10-QSB for June 30, 2002, which is incorporated by this reference herein.

10.25	Consulting Agreement of Gerald W. Fletcher dated May 10, 2000, is included as Exhibit 10.25 to the Registrant’s 10-QSB for June 30, 2002, which is incorporated by this reference herein.

10.26	Non-Qualified Stock Option Agreement as amended of Arthur C. Grohs dated November 18, 1998, is included as Exhibit 10.26 to the Registrant’s 10-QSB for June 30, 2002, which is incorporated by this reference herein.

10.27	Amended and Restated Director Retirement Agreement of Arthur C. Grohs dated May 9, 2000, is included as Exhibit 10.27 to the Registrant’s 10-QSB for June 30, 2002, which is incorporated by this reference herein.

10.28	Consulting Agreement of Arthur C. Grohs dated May 9, 2000, is included as Exhibit 10.28 to the Registrant’s 10-QSB for June 30, 2002, which is incorporated by this reference herein.

10.29	Non-Qualified Stock Option Agreement as amended of Christine McArthur dated August 16, 2000, is included as Exhibit 10.29 to the Registrant’s 10-QSB for June 30, 2002, which is incorporated by this reference herein.

10.30	Amended and Restated Director Retirement Agreement of Christine McArthur dated May 12, 2000, is included as Exhibit 10.30 to the Registrant’s 10-QSB for June 30, 2002, which is incorporated by this reference herein.

10.31	Consulting Agreement of Christine McArthur dated May 12, 2000, is included as Exhibit 10.31 to the Registrant’s 10-QSB for June 30, 2002, which is incorporated by this reference herein.

10.32	Non-Qualified Stock Option Agreement as amended of Terrance J. Reeson dated November 18, 1998, is included as Exhibit 10.32 to the Registrant’s 10-QSB for June 30, 2002, which is incorporated by this reference herein.

10.33	Amended and Restated Director Retirement Agreement of Terrance J. Reeson dated April 19, 2000, is included as Exhibit 10.33 to the Registrant’s 10-QSB for June 30, 2002, which is incorporated by this reference herein.

10.34	Consulting Agreement of Terrance J. Reeson dated May 10, 2000, is included as Exhibit 10.34 to the Registrant’s 10-QSB for June 30, 2002, which is incorporated by this reference herein.

10.35	Non-Qualified Stock Option Agreement as amended of Walter Sphar dated November 18, 1998, is included as Exhibit 10.35 to the Registrant’s 10-QSB for June 30, 2002, which is incorporated by this reference herein.

10.36	Amended and Restated Director Retirement Agreement of Walter Sphar dated April 20, 2000, is included as Exhibit 10.36 to the Registrant’s 10-QSB for June 30, 2002, which is incorporated by this reference herein.

10.37	Consulting Agreement of Walter Sphar dated May 9, 2000, is included as Exhibit 10.37 to the Registrant’s 10-QSB for June 30, 2002, which is incorporated by this reference herein.

10.38	Non-Qualified Stock Option Agreement as amended of Thomas Watson dated November 21, 2001, is included as Exhibit 10.38 to the Registrant’s 10-QSB for June 30, 2002, which is incorporated by this reference herein.

10.39	Deferred Fee Agreement of Thomas Watson dated March 3, 2001, is included as Exhibit 10.39 to the Registrant’s 10-QSB for June 30, 2002, which is incorporated by this reference herein.

10.40	Form of Indemnification Agreement, is included as Exhibit 10.41 to the Registrant’s 10-QSB for June 30, 2002, which is incorporated by this reference herein.
10.41	2001 Stock Option Plan as amended is included as exhibit 99.1 of the Form S-8 filed July 23, 2002, File No. 333-96957

10.42	1991 Stock Option Plan as amended is included as exhibit 99.1 of the Form S-8 filed August 19, 2002, File No. 333-98319

10.43	Plumas Bank 401(k) Profit Sharing Plan as amended is included as exhibit 99.1 of the Form S-8 filed February 14, 2003, File No. 333-103229

10.44	Executive Salary Continuation Agreement of Robert T. Herr dated June 4, 2002, is included as Exhibit 10.44 to the Registrant’s 10-Q for March 31, 2003, which is incorporated by this reference herein.

10.45	Branch Purchase and Assumption Agreement dated April 25, 2003, is included as Exhibit 10.45 to the Registrant’s 10-Q for March 31, 2003, which is incorporated by this reference herein.

10.46	Incentive Stock Option Agreement of William E. Elliott dated December 18, 2002, is included as Exhibit 10.46 to the Registrant’s 10-Q for June 30, 2003, which is incorporated by this reference herein.

10.47	Incentive Stock Option Agreement of Douglas N. Biddle dated December 18, 2002, is included as Exhibit 10.47 to the Registrant’s 10-Q for June 30, 2003, which is incorporated by this reference herein.

10.48	Incentive Stock Option Agreement of Dennis C. Irvine dated December 18, 2002, is included as Exhibit 10.48 to the Registrant’s 10-Q for June 30, 2003, which is incorporated by this reference herein.

10.49	Incentive Stock Option Agreement of Robert T. Herr dated December 18, 2002, is included as Exhibit 10.49 to the Registrant’s 10-Q for June 30, 2003, which is incorporated by this reference herein.

10.50	Non-Qualified Stock Option Agreement of Jerry V. Kehr dated December 18, 2002, is included as Exhibit 10.50 to the Registrant’s 10-Q for June 30, 2003, which is incorporated by this reference herein.

10.51	Non-Qualified Stock Option Agreement of Daniel E. West dated December 18, 2002, is included as Exhibit 10.51 to the Registrant’s 10-Q for June 30, 2003, which is incorporated by this reference herein.

10.52	Non-Qualified Stock Option Agreement of Alvin G. Blickenstaff dated December 18, 2002, is included as Exhibit 10.52 to the Registrant’s 10-Q for June 30, 2003, which is incorporated by this reference herein.

10.53	Non-Qualified Stock Option Agreement of Gerald W. Fletcher dated December 18, 2002, is included as Exhibit 10.53 to the Registrant’s 10-Q for June 30, 2003, which is incorporated by this reference herein.

10.54	Non-Qualified Stock Option Agreement of Arthur C. Grohs dated December 18, 2002, is included as Exhibit 10.54 to the Registrant’s 10-Q for June 30, 2003, which is incorporated by this reference herein.

10.55	Non-Qualified Stock Option Agreement of Christine McArthur dated December 18, 2002, is included as Exhibit 10.55 to the Registrant’s 10-Q for June 30, 2003, which is incorporated by this reference herein.

10.56	Non-Qualified Stock Option Agreement of Terrance J. Reeson dated December 18, 2002, is included as Exhibit 10.56 to the Registrant’s 10-Q for June 30, 2003, which is incorporated by this reference herein.

10.57	Non-Qualified Stock Option Agreement of Walter Sphar dated December 18, 2002, is included as Exhibit 10.57 to the Registrant’s 10-Q for June 30, 2003, which is incorporated by this reference herein.

10.58	Non-Qualified Stock Option Agreement of Thomas Watson dated December 18, 2002, is included as Exhibit 10.58 to the Registrant’s 10-Q for June 30, 2003, which is incorporated by this reference herein.

10.59	Director Retirement Agreement of Thomas Watson dated May 1, 2003, is included as Exhibit 10.59 to the Registrant’s 10-Q for June 30, 2003, which is incorporated by this reference herein.

10.60	Consulting Agreement of Thomas Watson dated May 1, 2003, is included as Exhibit 10.60 to the Registrant’s 10-Q for June 30, 2003, which is incorporated by this reference herein.

10.61	Third Amendment to Executive Salary Continuation Agreement of William E. Elliott dated November 12, 2003, is included as Exhibit 10.61 to the Registrant’s 10-K for December 31, 2003, which is incorporated by this reference herein.

11	Computation of per share earnings appears in the attached 10-Q under Plumas Bancorp Notes to Consolidated Financial Statements as Footnote 5 — Earnings Per Share Computation.

31.1	Rule 13a-14(a) [Section 302] Certification of Chief Financial Officer dated August 11, 2004.

31.2	Rule 13a-14(a) [Section 302] Certification of Chief Administrative Officer dated August 11, 2004.

31.3	Rule 13a-14(a) [Section 302] Certification of Chief Executive Officer dated August 11, 2004.

32.1	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 dated August 11, 2004.

32.2	Certification of Chief Administrative Officer pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 dated August 11, 2004.

32.3	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 dated August 11, 2004.

(b)	Reports on Form 8-K

On April 21, 2004, the Company filed a Current Report on Form 8-K. The Current Report included as an exhibit, the press release dated April 21, 2004, filed by the Company containing unaudited financial information, first quarter earnings 2004 earnings.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PLUMAS BANCORP
(Registrant)

Date: August 11, 2004.

/s/ William E. Elliott William E. Elliott President/Chief Executive Officer

/s/ Douglas N. Biddle Douglas N. Biddle Executive Vice President Chief Administrative Officer

/s/ Andrew J. Ryback Andrew J. Ryback Senior Vice President Chief Financial Officer