Form 10-Q
period 2004-09-30
PLUMAS BANCORP
filed 2004-11-10
CIK 1168455

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED September 30, 2004

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
Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of November 8, 2004; 3,267,365 shares

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENT

PLUMAS BANCORP

CONDENSED CONSOLIDATED BALANCE SHEET
(In thousands, except share data)

	Unaudited	Audited
	September 30,	December 31,
	2004	2003
Assets
Cash and due from banks	$21,613	$24,717
Federal funds sold	22,110	5,295
Loans held for sale	232	276
Investment securities (market value of $109,719 at September 30, 2004 and $116,102 at December 31, 2003)	109,638	115,883
Loans, less allowance for loan losses of $2,725 at September 30, 2004 and $2,564 at December 31, 2003 (Notes 3 and 4)	248,202	214,863
Bank premises and equipment, net	9,996	10,306
Intangible assets, net	2,014	2,238
Accrued interest receivable and other assets	16,397	16,684

Total assets	$430,202	$390,262

Liabilities and Shareholders’ Equity
Deposits:
Non-interest bearing	$116,397	$96,830
Interest bearing	277,058	259,012

Total deposits	393,455	355,842
Accrued interest payable and other liabilities	3,080	2,485
Junior subordinated deferrable interest debentures	6,186	6,186

Total liabilities	402,721	364,513

Commitments and contingencies (Note 4)	—	—
Shareholders’ equity:
Serial preferred stock, no par value; 10,000,000 shares authorized, no shares issued or outstanding	—	—
Common stock, no par value; 15,000,000 shares authorized; issued and outstanding – 3,267,365 shares at September 30, 2004 and 3,242,027 shares at December 31, 2003	4,012	3,945
Retained earnings	23,689	21,638
Accumulated other comprehensive (loss) income (Note 6)	(220)	166

Total shareholders’ equity	27,481	25,749

Total liabilities and shareholders’ equity	$430,202	$390,262

See notes to condensed consolidated financial statements.

PLUMAS BANCORP

CONDENSED CONSOLIDATED STATEMENT OF INCOME
(In thousands, except per share data)

	Unaudited		Unaudited
	For the Three Months		For the Nine Months
	Ended September 30		Ended September 30
	2004	2003	2004	2003
Interest Income:
Interest and fees on loans	$4,179	$3,971	$11,855	$12,075
Interest on investment securities:
Taxable	780	422	2,320	1,360
Exempt from Federal income taxes	126	34	308	100
Interest on Federal funds sold	44	39	101	93
Interest on loans held for sale	19	67	36	151

Total interest income	5,148	4,533	14,620	13,779

Interest Expense:
Interest on deposits	639	598	1,892	2,101
Other	80	72	224	221

Total interest expense	719	670	2,116	2,322

Net interest income before provision for loan losses	4,429	3,863	12,504	11,457
Provision for Loan Losses	300	175	600	625

Net interest income after provision for loan losses	4,129	3,688	11,904	10,832
Non-Interest Income:
Service charges	789	492	2,205	1,468
Gain on sale of loans	—	8	49	67
Gain on sale of available-for-sale investment securities, net	82	73	229	189
(Loss) gain on sale of other real estate and write-off of judgment receivable, net	(19)	—	70	20
Earnings on cash surrender value of life insurance policies	108	55	315	164
Other	299	265	747	664

Total non-interest income	1,259	893	3,615	2,572

Non-Interest Expenses:
Salaries and employee benefits	2,221	1,887	6,650	5,382
Occupancy and equipment	675	590	2,027	1,695
Other	1,024	821	2,917	2,543

Total non-interest expenses	3,920	3,298	11,594	9,620

Income before income taxes	1,468	1,283	3,925	3,784
Income Tax Expense	537	501	1,418	1,486

Net income	$931	$782	$2,507	$2,298

Basic earnings per share (Notes 5 and 8)	$0.29	$0.24	$0.77	$0.71

Diluted earnings per share (Notes 5 and 8)	$0.28	$0.24	$0.75	$0.69

See notes to condensed consolidated financial statements.

PLUMAS BANCORP

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(In thousands)

	Unaudited
	For the Nine Months
	Ended September 30,
	2004	2003
Cash Flows from Operating Activities:
Net income	$2,507	$2,298
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	600	625
Decrease in deferred loan origination fees	(109)	(169)
Depreciation and amortization	1,220	947
Net gain on available-for-sale investment securities	(229)	(189)
Amortization of investment security premiums	710	930
Accretion of investment security discounts	(61)	(235)
Net loss on sale of premises and equipment	2	2
Net gains on sale of other real estate and write-off of judgment receivable	(70)	(20)
Net decrease in loans held for sale	44	1,361
Increase in cash surrender value of life insurance	(266)	(138)
Net decrease (increase) in accrued interest receivable and other assets	286	(346)
Net increase in accrued interest payable and other liabilities	595	308
Provision for deferred taxes	(8)	171

Net cash provided by operating activities	5,221	5,545

Cash Flows from Investing Activities:
Proceeds from matured and called available-for-sale investment securities	13,320	8,500
Proceeds from matured and called held-to-maturity investment securities	1,275	4,677
Proceeds from sales of available-for-sale investment securities	31,378	17,605
Purchases of available-for-sale investment securities	(36,652)	(38,240)
Purchases of held-to-maturity investment securities	(6,231)	(457)
Proceeds from principal repayments from available-for-sale government-guaranteed mortgage-backed securities	2,029	566
Proceeds from principal repayments from held-to-maturity government-guaranteed mortgage-backed securities	49	135
Net increase in loans	(34,067)	(7,988)
Proceeds from sale of other real estate	853	145
Purchase of premises and equipment	(688)	(652)
Deposits on single premium cash surrender value life insurance policies	—	(1,695)

Net cash used in investing activities	(28,734)	(17,404)

Continued on next page.

PLUMAS BANCORP
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(In thousands)
(Continued)

	Unaudited
	For the Nine Months
	Ended September 30,
	2004	2003
Cash Flows from Financing Activities:
Net increase in demand, interest bearing and savings deposits	$35,822	$17,203
Net increase (decrease) in time deposits	1,791	(1,741)
Proceeds from exercise of stock options	67	160
Payment of cash dividends	(456)	(387)

Net cash provided by financing activities	37,224	15,235

Increase in cash and cash equivalents	13,711	3,376
Cash and Cash Equivalents at Beginning of Period	30,012	37,930

Cash and Cash Equivalents at End of Period	$43,723	$41,306

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:
Interest expense	$2,049	$2,300
Income taxes	$1,485	$1,452
Non-Cash Investing Activities:
Real estate acquired through foreclosure	$145	$175
Vehicles acquired through repossession	$92	$—
Net change in unrealized gain (loss) on available-for-sale securities	$(386)	$(178)
Non-Cash Financing Activities:
Common stock retired in connection with the exercise of stock options	$176	$74

See notes to condensed consolidated financial statements.

PLUMAS BANCORP

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
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

2. CONSOLIDATED FINANCIAL STATEMENTS

The consolidated financial statements include the accounts of the Company and the accounts of its wholly-owned subsidiary, Plumas Bank. Plumas Statutory Trust I is not consolidated into the Company’s consolidated financial statements and, accordingly, is accounted for under the equity method. In the opinion of management, the unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the Company’s financial position at September 30, 2004 and December 31, 2003 and the results of operations and cash flows for the three and nine month periods ended September 30, 2004 and 2003. Certain reclassifications have been made to prior periods’ balances to conform to classifications used in 2004.

Certain disclosures normally presented in the notes to the consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted. These interim financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s 2003 Annual Report to Shareholders on Form 10-K. The results of operations for the three-month and nine-month periods ended September 30, 2004 and 2003 may not necessarily be indicative of future operating results. In preparing such financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the balance sheet and revenues and expenses for the periods reported. Actual results could differ significantly from those estimates.

Management has determined that since all of the commercial banking products and services offered by the Company are available in each branch of the Bank, all branches are located within the same economic environment and management does not allocate resources based on the performance of different lending or transaction activities, it is appropriate to aggregate the Bank branches and report them as a single operating segment.

3. LOANS

Outstanding loans are summarized below, in thousands:

	September 30,	December 31,
	2004	2003
Commercial	$47,599	$51,073
Agricultural	33,006	26,537
Real estate – mortgage	93,692	67,532
Real estate – construction and land development	23,352	26,194
Consumer	53,699	46,621

	251,348	217,957
Deferred loans fees, net	(421)	(530)
Allowance for loan losses	(2,725)	(2,564)

	$248,202	$214,863

4. COMMITMENTS AND CONTINGENCIES

The Company is party to claims and legal proceedings arising in the ordinary course of business. In the opinion of the Company’s management, the amount of ultimate liability with respect to such proceedings will not have a material adverse effect on the financial condition or result of operations of the Company taken as a whole.

In the normal course of business, there are various outstanding commitments to extend credit which are not reflected in the financial statements, including loan commitments of $95,087,000 and $60,203,000 and letters of credit of $2,375,000 and $1,802,000 at September 30, 2004 and December 31, 2003, respectively.

Of the loan commitments outstanding at September 30, 2004, $40,314,000 are real estate construction loan commitments that are expected to fund within the next twelve months. The remaining commitments primarily relate to revolving lines of credit or other commercial loans, and many of these are expected to expire without being drawn upon. Therefore, the total commitments do not necessarily represent future cash requirements. Each loan commitment and the amount and type of collateral obtained, if any, are evaluated on an individual basis. Collateral held varies, but may include real property, bank deposits, debt or equity securities or business assets.

Stand-by letters of credit are conditional commitments written to guarantee the performance of a customer to a third party. These guarantees are primarily related to the purchases of inventory by commercial customers and are typically short-term in nature. Credit risk is similar to that involved in extending loan commitments to customers and accordingly, evaluation and collateral requirements similar to those for loan commitments are used. The deferred liability related to the Company’s stand-by letters of credit was not significant at of September 30, 2004.

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

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2004	2003	2004	2003
Earnings Per Share:
Basic earnings per share	$0.29	$0.24	$0.77	$0.71
Diluted earnings per share	$0.28	$0.24	$0.75	$0.69
Weighted Average Number of Shares Outstanding:
Basic shares	3,264,404	3,236,521	3,258,073	3,227,648
Diluted shares	3,344,363	3,327,606	3,338,031	3,314,789

There were 56,275 option shares in the third quarter of 2004 and 56,707 and 5,000 option shares in the nine months ended September 30, 2004 and 2003, respectively, considered to be antidilutive and therefore omitted from the above calculations of diluted earnings per share. There were no option shares in the third quarter of 2003 considered antidilutive.

6. COMPREHENSIVE INCOME

Total comprehensive income for the three months ended September 30, 2004 and 2003 totaled $1,967,000 and $473,000, respectively. Comprehensive income is comprised of net unrealized gains (losses), net of taxes, on available-for-sale investment securities, which were $1,036,000 and $(309,000) for the three months ended September 30, 2004 and 2003, respectively, together with net income.

Total comprehensive income for the nine months ended September 30, 2004 and 2003 totaled $2,121,000 and $2,120,000, respectively. Comprehensive income is comprised of net unrealized gains (losses), net of taxes, on available-for-sale investment securities, which were $(386,000) and $(178,000) for the nine months ended September 30, 2004 and 2003, respectively, together with net income.

At September 30, 2004 and December 31, 2003, accumulated other comprehensive (loss) income totaled $(220,000) and $166,000, respectively, and is reflected as a component of shareholders’ equity.

7. ACCOUNTING PRONOUCEMENTS

For a description of significant accounting policies, see Note 2 to the consolidated financial statements included in the Company’s 2003 Annual Report on Form 10-K.

8. STOCK-BASED COMPENSATION

At September 30, 2004, the Company had two stock-based compensation plans, the Plumas Bank 2001 and 1991 Stock Option Plans. The Company accounts for these plans under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. No stock-based compensation cost is reflected in net income, as all options granted under these plans had an exercise price equal to the market value of the underlying common stock on the date of grant.

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

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2004	2003	2004	2003
Net income as reported, in thousands	$931	$782	$2,507	$2,298
Deduct: Total stock-based compensation expense determined under the fair value based method for all awards, net of related tax effects, in thousands	23	23	68	65

Pro forma net income, in thousands	$908	$759	$2,439	$2,233

Basic earnings per share – as reported	$0.29	$0.24	$0.77	$0.71

Basic earnings per share – pro forma	$0.28	$0.23	$0.74	$0.69

Diluted earnings per share – as reported	$0.28	$0.24	$0.75	$0.69

Diluted earnings per share – pro forma	$0.27	$0.23	$0.73	$0.68

The fair value of each option grant is estimated on the date of grant using an option-pricing model with the following assumptions:

	For the Nine Months Ended
	September 30, 2004	September 30, 2003
Weighted average fair value of options granted	$4.32	$4.06
Dividend yield	1.5%	1.4%
Expected volatility	15.5%	17.3%
Risk-free interest rate	2.8%	2.5%
Expected option life in years	5.0	5.0

There were no option grants made during the three-month periods ending September 30, 2004 and 2003.

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

INTRODUCTION

Plumas Bancorp (the “Company”) is traded on the OTC Bulletin Board under the ticker symbol “PLBC”. The following discussion and analysis sets forth certain statistical information relating to the Company as of September 30, 2004 and December 31, 2003 and for the three and nine month periods ended September 30, 2004 and 2003. This discussion should be read in conjunction with the financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q and the financial statements and notes thereto included in Plumas Bancorp’s Annual Report filed on Form 10-K for the year ended December 31, 2003.

OVERVIEW

The Company’s net income increased $209 thousand, or 9%, to $2.5 million for the nine months ended September 30, 2004 from $2.3 million for the same period in 2003. The primary contributors to the increase in net income for the first nine months of 2004 were a $1.1 million increase in net interest income and a $1.0 million increase in non-interest income. The increases were mostly offset by a $1.3 million increase in salaries and benefits, an increase in occupancy and equipment of $332 thousand and an increase in other non-interest expenses of $374 thousand.

Total assets at September 30, 2004 were $430 million, an increase of $40 million, or 10%, from the $390 million at December 31, 2003. The growth in assets was funded by growth in the Company’s deposits. Deposits grew $38 million, or 11%, to $393 million at September 30, 2004 from the $356 million at December 31, 2003.

The annualized return on average assets was 0.83% for the nine months ended September 30, 2004 compared to 0.94% for the same period in 2003. The annualized return on average equity was 12.5% for both the nine months ended September 30, 2004 and 2003. Although the Company’s earnings increased during the first nine months of 2004 when compared to the same period in 2003, the continued growth in assets combined with a historically low interest rate environment have resulted in declines in the return on average assets. Total average assets for the nine months ended September 30, 2004 increased $76 million, or 23%, from the same period in 2003. Total average equity for the nine months ended September 30, 2004 increased $2 million, or 9%, from the same period in 2003.

RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2004

Net interest income before provision for loan losses. Net interest income, on a nontax-equivalent basis, was $12.5 million for the nine months ended September 30, 2004, an increase of $1.1 million, or 9%, from $11.4 million for the same period in 2003. The increase in net interest income was primarily attributed to volume increases in the Company’s average investment and loan balances combined with declines in rates paid on the Company’s deposits. These contributing factors were partially offset by declines in the yield on the Company’s loan portfolio and increases in the average balance of the Company’s interest-bearing deposit balances.

Interest income increased $840 thousand or 6%, to $14.6 million for the nine months ended September 30, 2004, up from $13.8 million for the same period in 2003. The increase in interest income was primarily attributed to volume increases in investment and loan balances partially offset by falling yields on loan balances. The Company’s average investment balances were $114 million for the nine months ended September 30, 2004, up $52 million, or 85%, from the $62 million for the same period in 2003. The Company’s average loan balances were $225 million for the nine months ended September 30, 2004, up $12 million, or 6%, from the $214 million for the same period in 2003. The Company’s average loan yield was 7.02% for the nine months ended September 30, 2004, down 61 basis points, or 8%, from the 7.63% yield for the same period in 2003.

Interest expense decreased $206 thousand, or 9%, to $2.1 million for the nine months ended September 30, 2004, down from $2.3 million for the same period in 2003. The decrease in interest expense was primarily attributed to rate decreases for all of the Company’s interest-bearing deposits partially offset by volume increases. The Company’s average rate paid on interest-bearing deposits and other borrowings was 1.04% for the nine months ended September 30, 2004, down 33 basis points, or 24%, from the 1.37% paid for the same period in 2003.

As a result of the changes noted above, the net interest margin for the nine months ended September 30, 2004 decreased 58 basis points, or 11%, to 4.73%, down from 5.31% for the same period in 2003.

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

	For the Nine Months Ended September 30, 2004			For the Nine Months Ended September 30, 2003
			Yield			Yield
	Average Balance	Interest	/	Average Balance	Interest	/
	(in thousands)	(in thousands)	Rate	(in thousands)	(in thousands)	Rate
Interest-earning assets:
Loans (1)(2)	$225,484	$11,890	7.02%	$213,503	$12,226	7.63%
Investment securities (1)	114,346	2,628	3.06%	61,854	1,460	3.14%
Federal funds sold	12,117	101	1.11%	11,815	93	1.05%

Total earning assets	351,947	14,619	5.53%	287,172	13,779	6.39%

Cash and demand deposits with banks	24,943			20,851
Other assets	25,658			18,408

Total assets	$402,548			$326,431

Interest-bearing liabilities:
NOW deposits	$43,475	43	0.13%	$34,067	64	0.25%
Money market deposits	64,972	358	0.73%	57,731	395	0.91%
Savings deposits	63,320	214	0.45%	46,393	247	0.71%
Time deposits	93,187	1,277	1.83%	81,907	1,395	2.27%
Other borrowings (3)	6,395	224	4.67%	6,373	221	4.60%

Total interest-bearing liabilities	271,349	2,116	1.04%	226,471	2,322	1.37%

Non-interest bearing deposits	101,789			73,186
Other liabilities	2,671			2,247
Shareholders’ equity	26,739			24,527

Total liabilities & equity	$402,548			$326,431

Cost of funding interest-earning assets (4)			0.80%			1.08%
Net interest income and margin (5)		$12,503	4.73%		$11,457	5.31%

(1)	Not computed on a tax-equivalent basis.

(2)	Loan fees included in loan interest income for the nine-month periods ended September 30, 2004 and 2003 amounted to $340 and $319, respectively.

(3)	For the purpose of this schedule the interest expense related to the Company’s junior subordinated debentures is included in other borrowings.

(4)	Total interest expense divided by the average balance of total earning assets.

(5)	Net interest income divided by the average balance of total earning assets.

The following table sets forth changes in interest income and interest expense, for the nine-month periods indicated and the amount of change attributable to variances in volume, rates and the combination of volume and rates based on the relative changes of volume and rates:

	2004 over 2003 change in net interest income
	(in thousands)
	Volume (1)	Rate (2)	Mix (3)	Total
Interest-earning assets:
Loans	$686	$(968)	$(54)	$(336)
Investment securities	1,239	(38)	(33)	1,168
Federal funds sold	2	5	1	8

Total interest income	1,927	(1,001)	(86)	840

Interest-bearing liabilities:
NOW deposits	18	(30)	(9)	(21)
Money market deposits	50	(77)	(10)	(37)
Savings deposits	90	(90)	(33)	(33)
Time deposits	192	(273)	(37)	(118)
Other borrowings	—	2	1	3

Total interest expense	350	(468)	(88)	(206)

Net interest income	$1,577	$(533)	$2	$1,046

(1)	The volume change in net interest income represents the change in average balance divided by the previous year’s rate.

(2)	The rate change in net interest income represents the change in rate divided by the previous year’s average balance.

(3)	The mix change in net interest income represents the change in average balance multiplied by the change in rate.

Provision for loan losses. The Company recorded $600 thousand in provision for loan losses for the nine months ended September 30, 2004, down $25 thousand, or 4%, from the $625 thousand provision for the same period in 2003. Management assesses its loan quality monthly to maintain an adequate allowance for loan losses. Based on information currently available, management believes that the allowance for loan losses is adequate to absorb potential risks in the portfolio. However, no assurance can be given that the Company may not sustain charge-offs which are in excess of the allowance in any given period. The Company’s loan portfolio composition and non-performing assets are further discussed under the financial condition section below.

Non-interest income. During the nine months ended September 30, 2004, total non-interest income increased $1.0 million, or 41%, to $3.6 million, up from $2.6 million for the comparable period in 2003. The increase in non-interest income was primarily the result of increases in service charge revenue, earnings on bank-owned life insurance policies (“BOLI”) and gains on the sale of investment securities and real estate.

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

During the last half of 2003, the Bank increased its holding in BOLI by $3.2 million to provide additional coverage for an executive officer of the Company. As a result, the tax-exempt earnings from these policies increased by $151 thousand to $315 thousand for the nine months ended September 30, 2004 up from $164 thousand for the same period in 2003.

Lastly, the Company recorded gains of $135 thousand in June 2004 on the sale of two unused banking offices that were acquired from a competitor as part of a $45.5 million deposit purchase in mid-November 2003.

Non-interest expenses. Non-interest expenses consist of salaries and related employee benefits, occupancy and equipment expenses, professional fees, business development expenses, telephone expense, stationery and supplies expense, armored car and courier expense, advertising and promotion expense, loan expenses, directors’ fees, and other operating expenses. For the nine months ended September 30, 2004, non-interest expense increased $2.0 million, or 21%, to $11.6 million, up from $9.6 million for the comparable period in 2003.

Salaries and employee benefits increased $1.3 million, or 24%, over the same nine-month period last year. This increase was due primarily to the staffing additions related to the Bank’s three new branch offices, expansion of the Company’s centralized lending function, staffing additions to manage the overall growth, increased employee benefit costs related to health-care and salary continuation plans and the deferral of fewer salary dollars as part of the loan origination process.

Occupancy and equipment increased $332 thousand, or 20%, over the same nine-month period last year. This increase was due primarily to additional depreciation and operating costs associated with three new branches. These new branches began serving the communities of Tahoe City, Kings Beach and Loyalton in November 2003. Other increases in occupancy and equipment relate to depreciation on capitalized upgrades to the Company’s network systems.

Deposit premium amortization increased $123 thousand, or 122%, over the same nine-month period last year. This increase was the result of additional premium amortization related to $45.5 million of deposits purchased in November 2003.

The following table describes the components of non-interest expense for the nine-month periods ending September 30, 2004 and 2003.

	For the Nine Months
	Ended September 30,
	(in thousands)
	2004	2003
Salaries and employee benefits	$6,650	$5,382
Occupancy and equipment	2,027	1,695
Professional and other fees	522	334
Business development	284	281
Armored car and courier	277	257
Telephone and data communication	256	245
Advertising and public relations	238	207
Deposit premium amortization	224	101
Stationery and supplies	223	218
Director compensation	213	190
Postage	185	190
Loan and collection expenses	191	257
Insurance	174	174
Other expense	130	89

Total non-interest expense	$11,594	$9,620

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2004

Net interest income before provision for loan losses. Net interest income, on a nontax-equivalent basis, was $4.4 million for the three months ended September 30, 2004, an increase of $566 thousand, or 15%, from $3.9 million for the same period in 2003. The increase in net interest income was primarily attributed to volume increases in the Company’s average loan and investment balances, partially offset by declines in the yield on the Company’s loan balances.

Interest income increased $615 thousand, or 14%, to $5.1 million for the three months ended September 30, 2004. The increase in interest income was primarily attributed to volume increases in loan and investment balances supported by increased yields on investments and Federal funds, and partially offset by falling yields on loan balances. The Company’s average loan balances were $240 million for the three months ended September 30, 2004, up $23 million, or 11%, from the $217 million for the same period in 2003. The Company’s average investment balances were $114 million for the three months ended September 30, 2004, up $52 million, or 84%, from the $62 million for the same period in 2003. The Company’s average loan yield was 6.94% for the three months ended September 30, 2004, down 45 basis points, or 6%, from the 7.39% yield for the same period in 2003. The Company’s investment yield was 3.16% for the three months ended September 30, 2004, up 23 basis points, or 8%, from the 2.93% yield for the same period in 2003.

Interest expense increased $49 thousand, or 7%, to $719 thousand for the three months ended September 30, 2004, up from $670 thousand for the same period in 2003. The increase in interest expense was primarily attributed to the 19% volume increase in the Company’s interest-bearing deposits, partially offset by the 21 basis point rate decrease in time deposits.

As a result of the changes noted above, the net interest margin for the three months ended September 30, 2004 decreased 39 basis points, or 8%, to 4.80%, down from 5.19% for the same period in 2003.

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

	For the Three Months Ended September 30, 2004			For the Three Months Ended September 30, 2003
			Yield			Yield
	Average Balance	Interest	/	Average Balance	Interest	/
	(in thousands)	(in thousands)	Rate	(in thousands)	(in thousands)	Rate
Interest-earning assets:
Loans (1) (2)	$239,912	$4,198	6.94%	$216,811	$4,038	7.39%
Investment securities (1)	113,776	906	3.16%	61,828	456	2.93%
Federal funds sold	12,172	44	1.43%	16,757	39	0.92%

Total earning assets	365,863	5,148	5.58%	295,396	4,533	6.09%

Cash and demand deposits with banks	24,675			23,243
Other assets	26,196			19,222

Total assets	$416,734			$337,861

Interest-bearing liabilities:
NOW deposits	$44,471	13	0.12%	$35,181	16	0.18%
Money market deposits	63,720	117	0.73%	58,389	105	0.71%
Savings deposits	66,322	75	0.45%	48,575	55	0.45%
Time deposits	93,183	434	1.85%	81,237	422	2.06%
Other borrowings (3)	6,401	80	4.96%	6,379	72	4.48%

Total interest-bearing liabilities	274,097	719	1.04%	229,761	670	1.16%

Non-interest bearing deposits	113,031			80,466
Other liabilities	2,875			3,143
Shareholders’ equity	26,731			24,491

Total liabilities & equity	$416,734			$337,861

Cost of funding interest-earning assets (4)			0.78%			0.90%
Net interest income and margin (5)		$4,429	4.80%		$3,863	5.19%

(1)	Not computed on a tax-equivalent basis.

(2)	Loan fees included in loan interest income for the three-month periods ended September 30, 2004 and 2003 amounted to $96 and $206, respectively.

(3)	For the purpose of this schedule the interest expense related to the Company’s junior subordinated debentures is included in other borrowings.

(4)	Total interest expense divided by the average balance of total earning assets.

(5)	Net interest income divided by the average balance of total earning assets.

The following table sets forth changes in interest income and interest expense, for the three-month periods indicated and the amount of change attributable to variances in volume, rates and the combination of volume and rates based on the relative changes of volume and rates:

	2004 over 2003 change in net interest income
	(in thousands)
	Volume (1)	Rate (2)	Mix (3)	Total
Interest-earning assets:
Loans	$430	$(244)	$(26)	$160
Investment securities	383	36	31	450
Federal funds sold	(11)	22	(6)	5

Total interest income	802	(186)	(1)	615

Interest-bearing liabilities:
NOW deposits	4	(5)	(2)	(3)
Money market deposits	10	2	—	12
Savings deposits	20	—	—	20
Time deposits	62	(44)	(6)	12
Other borrowings	—	8	—	8

Total interest expense	96	(39)	(8)	49

Net interest income	$706	$(147)	$7	$566

(1)	The volume change in net interest income represents the change in average balance divided by the previous year’s rate.

(2)	The rate change in net interest income represents the change in rate divided by the previous year’s average balance.

(3)	The mix change in net interest income represents the change in average balance multiplied by the change in rate.

Provision for loan losses. The Company recorded $300,000 in provision for loan losses for the three months ended September 30, 2004, up $125,000, or 71%, from the $175,000 provision for the same period in 2003. Management assesses its loan quality monthly to maintain an adequate allowance for loan losses. Based on information currently available, management believes that the allowance for loan losses is adequate to absorb potential risks in the portfolio. However, no assurance can be given that the Company may not sustain charge-offs which are in excess of the allowance in any given period. The Company’s loan portfolio composition and non-performing assets are further discussed under the financial condition section below.

Non-interest income. During the three months ended September 30, 2004, total non-interest income increased $366 thousand, or 41%, to $1.3 million, up from $893 thousand for the comparable period in 2003. The increase in non-interest income was primarily the result of increases in service charge revenue and earnings on bank-owned life insurance policies (“BOLI”).

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

The Bank increased its holding in BOLI by $3.2 million to provide additional coverage for an executive officer of the Company. As a result, the tax-exempt earnings from these policies increased by $53 thousand to $108 thousand for the three months ended September 30, 2004 from $55 thousand for the same period in 2003.

Non-interest expenses. Non-interest expenses consist of salaries and related employee benefits, occupancy and equipment expenses, professional fees, business development expenses, telephone expense, stationery and supplies expense, armored car and courier expense, advertising and promotion expense, loan expenses, directors’ fees, and other operating expenses. For the three months ended September 30, 2004, non-interest expense increased $622 thousand, or 19%, to $3.9 million, up from $3.3 million for the comparable period in 2003.

Salaries and employee benefits increased $334 thousand, or 18%, over the same three-month period last year. This increase was due primarily to the staffing additions related to the Bank’s three new branch offices, expansion of the Company’s centralized lending function, staffing additions to manage the overall growth, increased employee benefit costs related to health-care and salary continuation plans and the deferral of fewer salary dollars as part of the loan origination process.

Occupancy and equipment increased $85 thousand, or 14%, over the same three-month period last year. This increase was due primarily to additional depreciation and operating costs associated with three new branches. These new branches began serving the communities of Tahoe City, Kings Beach and Loyalton in November 2003. Other increases in occupancy and equipment relate to depreciation on capitalized upgrades to the Company’s network systems.

Deposit premium amortization increased $42 thousand, or 124%, over the same three-month period last year. This increase was the result of additional premium amortization related to $45.5 million of deposits purchased in November 2003.

The following table describes the components of non-interest expense for the three-month periods ending September 30, 2004 and 2003.

	For the Three Months
	Ended September 30,
	(in thousands)
	2004	2003
Salaries and employee benefits	$2,221	$1,887
Occupancy and equipment	675	590
Professional and other fees	197	125
Armored car and courier	95	92
Telephone and data communication	88	88
Business development	87	81
Loan and collection expenses	80	36
Advertising and promotion	79	74
Deposit premium amortization	76	34
Stationery and supplies	75	82
Director compensation	71	63
Postage	60	61
Insurance	58	59
Other expense	58	26

Total non-interest expense	$3,920	$3,298

FINANCIAL CONDITION

Loan portfolio composition. The Company continues to manage the mix of its loan portfolio consistent with its identity as a community bank serving the financing needs of all sectors of Northeastern California. Although the Company offers a broad array of financing options, it continues to concentrate its focus on small- to medium-sized commercial businesses. These commercial loans are diversified as to the industries and types of businesses, thus limiting material exposure from any one industry concentration. The Company offers both fixed and floating rate loans and obtains collateral in the form of real property, business assets and deposit accounts, but looks to business and personal cash flows as its primary source of repayment. As of September 30, 2004, real estate mortgage loan balances as a percentage of total loans increased to 37.3% from 31.0% at December 31, 2003. Also during the first nine months of 2004, agricultural loan balances increased to 13.1% of total loans from 12.2% at December 31, 2003. The increased percentages in real estate mortgage and agricultural loan balances were offset with declines in the relative percentage of commercial and real estate construction and land development loan balances which were 18.9% and 9.3%, respectively at September 30, 2004, versus 23.4% and 12.0%, respectively at December 31, 2003. Consumer loan balances as a percentage of total loans remained unchanged at 21.4% as of both September 30, 2004 and December 31, 2003.

Nonperforming assets. Nonperforming loans at September 30, 2004 were $1,679,000, an increase of $832,000, or 98%, over the $847,000 balance at December 31, 2003.

In April 2004, the Bank classified as nonaccrual, several agricultural loans to one borrower totaling $1.3 million which as of September 30, 2004 had an unpaid balance of $1 million. These agricultural loans are collateralized by various equipment and real estate holdings. At September 30, 2004, nonperforming loans to this one borrower represented 60% of the Bank’s total nonperforming loans outstanding. Management believes that these nonperforming loan balances will be satisfactory resolved without significant loss to the Company.

As a result of the above, nonperforming loans as a percent of total loans increased to 0.67% at September 30, 2004 up from the 0.39% at December 31, 2003. In addition, nonperforming assets (which is comprised of nonperforming loans plus foreclosed real estate and vehicle holdings) as a percent of total assets were 0.41% at September 30, 2004 up from 0.22% at December 31, 2003.

Analysis of allowance for loan losses. Net charge-offs during the nine months ended September 30, 2004 totaled $439 thousand, or 0.17% of total loans, compared to $454 thousand, or 0.21% of total loans, for the comparable period in 2003. Net charge-offs during the first nine months of 2004 were comprised of $560 thousand of charge-offs less $121 thousand in recoveries, compared to $598 thousand of charge-offs less $144 thousand in recoveries for the comparable period in 2003. The allowance for loan losses stood at 1.08% of total loans as of September 30, 2004, versus 1.18% of total loans as of December 31, 2003. Based on an evaluation of the credit quality of the loan portfolio and delinquency trends and charge-offs, management believes the allowance for loan losses to be adequate.

The following table provides certain information for the six-month period indicated with respect to the Company’s allowance for loan losses as well as charge-off and recovery activity.

	For the Nine Months
	Ended September 30,
	(in thousands)
	2004	2003
Balance at January 1,	$2,564	$2,471

Charge-offs:
Commercial and agricultural	(95)	(187)
Real estate mortgage	—	(26)
Real estate construction	—	—
Consumer	(465)	(385)

Total charge-offs	(560)	(598)

Recoveries:
Commercial and agricultural	7	20
Real estate mortgage	1	—
Real estate construction	—	—
Consumer	113	124

Total recoveries	121	144

Net charge-offs	(439)	(454)

Provision for loan losses	600	625

Balance at September 30,	$2,725	$2,642

Net charge-offs during the nine-month period to average loans	0.19%	0.21%
Allowance for loan losses to total Loans	1.08%	1.23%

Investment securities and Federal funds sold. Combined investment securities and Federal funds sold balances increased $10.6 million to $132 million at September 30, 2004, from $121 million at December 31, 2003. Federal funds sold balances increased $17 million to $22 million at September 30, 2004 up from $5 million at December 31, 2003.

The Company’s investment in U.S. Treasury securities and obligations of U.S. agencies decreased to 79.1% of the investment portfolio at September 30, 2004, versus 82.6% at December 31, 2003. The Company’s investment in corporate bonds decreased to 8.7% of the investment portfolio at September 30, 2004, versus 10.8% at December 31, 2003. Tax-exempt municipal obligation bonds increased to 12.2% at September 30, 2004, up from 6.6% at December 31, 2003.

Accrued interest receivable and other assets. Accrued interest receivable and other assets decreased $287 thousand, or 2%, to $16.4 million as of September 30, 2004, down from $16.7 million at December 31, 2003. This decrease related primarily to the Company’s receipt of payment on a $1.4 million judgment receivable balance and a $600 thousand decline in real estate investment holdings. These declines were partially offset by an additional $1 million investment in stock of the Federal Home Loan Bank (FHLB) of San Francisco and various other asset increases. The additional stock investment was a requirement of the FHLB’s recent revised capital plan. The Bank chose to make the additional investment in the FHLB in order to continue to have access to FHLB services, which are primarily borrowing arrangements.

Deposits. Total deposits were $393 million as of September 30, 2004, an increase of $38 million, or 11%, from the December 31, 2003 balance of $356 million. The Company continues to manage the mix of its deposits consistent with its identity as a community bank serving the financial needs of its customers. Non-interest bearing demand deposits and interest checking deposits increased to 41.3% of total deposits at September 30, 2004, up from 38.9% of total deposits at December 31, 2003. Money market and savings deposits decreased slightly to 34.5% of total deposits at September 30, 2004 compared to 34.9% as of December 31, 2003. Time deposits decreased to 24.2% of total deposits as of September 30, 2004 down from 26.2% as of December 31, 2003.

CAPITAL RESOURCES

Shareholders’ equity as of September 30, 2004 increased $1.7 million, or 7%, to $27.5 million up from $25.7 million as of December 31, 2003. This increase was the result of earnings during the first nine months of $2.5 million somewhat offset by a $386 thousand decline in accumulated other comprehensive income and payment in May of a $456 thousand cash dividend. The accumulated other comprehensive losses at September 30, 2004, were the result of the adverse affects of the rising interest rate environment on the market value of the Bank’s available-for-sale investment portfolio. Management believes that these accumulated other comprehensive losses are not permanent and will reverse over time as these shorter-term securities approach maturity.

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios of total and Tier 1 capital to risk-weighted assets and of Tier 1 capital to average assets. Each of these components is defined in the regulations. Management believes that the Company met the requirements to be considered well capitalized under regulatory framework for prompt corrective action and that the Bank met all its capital adequacy requirements as of September 30, 2004.

	Plumas Bancorp
	Actual		To be Considered
	Capital		Well Capitalized
	(in		Under Prompt
	thousands)	Ratio	Corrective Action
Leverage	$31,687	7.7%	5.0%
Tier 1 Risk-Based	31,687	10.2%	6.0%
Total Risk-Based	34,412	11.1%	10.0%

Plumas Bank
	Actual		Minimum
	Capital		Capital
	(in thousands)	Ratio	Requirement
Leverage	$31,291	7.6%	4.0%

	Plumas Bank
	Actual		Minimum
	Capital		Capital
	(in thousands)	Ratio	Requirement
Tier 1 Risk-Based	31,291	10.1%	4.0%
Total Risk-Based	34,016	10.9%	8.0%

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

The Company has unsecured short-term borrowing agreements with two of its correspondent banks in the amounts of $10 million and $5 million. In addition, the Company can borrow up to $9.9 million from the Federal Home Loan Bank secured by residential mortgage loans. There were no short-term borrowings outstanding at September 30, 2004.

Customer deposits are the Company’s primary source of funds. Those funds are held in various types of accounts with varying maturities. The Company does not accept brokered deposits. During the first nine months of 2004, deposits increased $38 million, or 11%, from the December 31, 2003 balance of $356 million. The Company has historically experienced a seasonal trend in regards to deposits; whereas the majority of the Company’s annual deposit growth occurs in the summer and fall months.

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

In management’s opinion there has not been a material change in the Company’s market risk or interest rate risk profile for the nine months ended September 30, 2004 compared to December 31, 2003 as discussed in the Company’s 2003 annual report on Form 10-K.

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

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

The following documents are included or incorporated by reference in this Quarterly Report on Form 10Q:

3.1	Articles of Incorporation as amended of Registrant included as exhibit 3.1 to the Registrant’s Form S-4, File No. 333-84534, which is incorporated by reference herein.

3.2	Bylaws of Registrant included as exhibit 3.2 to the Registrant’s Form S-4, File No. 333-84534, which is incorporated by reference herein.

4	Specimen form of certificate for Plumas Bancorp included as exhibit 4 to the Registrant’s Form S-4, File No. 333-84534, which is incorporated by reference herein.

10.1	Employment Agreement of William E. Elliott dated May 16, 2001, is included as Exhibit 10.1 to the Registrant’s 10-QSB for June 30, 2002, which is incorporated by this reference herein.

10.3	Executive Salary Continuation Agreement as amended of William E. Elliott dated October 13, 1993, is included as Exhibit 10.3 to the Registrant’s 10-QSB for June 30, 2002, which is incorporated by this reference herein.

10.4	Split Dollar Agreements of William E. Elliott dated January 23, 2002, is included as Exhibit 10.4 to the Registrant’s 10-QSB for June 30, 2002, which is incorporated by this reference herein.

10.6	Executive Salary Continuation Agreement as amended of Douglas N. Biddle dated June 2, 1994, is included as Exhibit 10.6 to the Registrant’s 10-QSB for June 30, 2002, which is incorporated by this reference herein.

10.7	Split Dollar Agreements of Douglas N. Biddle dated January 24, 2002, is included as Exhibit 10.7 to the Registrant’s 10-QSB for June 30, 2002, which is incorporated by this reference herein.

10.9	Executive Salary Continuation Agreement as amended of Dennis C. Irvine dated June 2, 1994, is included as Exhibit 10.9 to the Registrant’s 10-QSB for June 30, 2002, which is incorporated by this reference herein.

10.10	Split Dollar Agreements of Dennis C. Irvine dated January 24, 2002, is included as Exhibit 10.10 to the Registrant’s 10-QSB for June 30, 2002, which is incorporated by this reference herein.

10.13	Deferred Fee Agreement as amended of Jerry V. Kehr dated August 19, 1998, is included as Exhibit 10.13 to the Registrant’s 10-QSB for June 30, 2002, which is incorporated by this reference herein.

10.14	Amended and Restated Director Retirement Agreement of Jerry V. Kehr dated April 28, 2000, is included as Exhibit 10.14 to the Registrant’s 10-QSB for June 30, 2002, which is incorporated by this reference herein.

10.15	Consulting Agreement of Jerry V. Kehr dated May 10, 2000, is included as Exhibit 10.15 to the Registrant’s 10-QSB for June 30, 2002, which is incorporated by this reference herein.

10.18	Amended and Restated Director Retirement Agreement of Daniel E. West dated May 10, 2000, is included as Exhibit 10.18 to the Registrant’s 10-QSB for June 30, 2002, which is incorporated by this reference herein.

10.19	Consulting Agreement of Daniel E. West dated May 10, 2000, is included as Exhibit 10.19 to the Registrant’s 10-QSB for June 30, 2002, which is incorporated by this reference herein.

10.21	Amended and Restated Director Retirement Agreement of Alvin G. Blickenstaff dated April 19, 2000, is included as Exhibit 10.21 to the Registrant’s 10-QSB for June 30, 2002, which is incorporated by this reference herein.

10.22	Consulting Agreement of Alvin G. Blickenstaff dated May 8, 2000, is included as Exhibit 10.22 to the Registrant’s 10-QSB for June 30, 2002, which is incorporated by this reference herein.

10.24	Amended and Restated Director Retirement Agreement of Gerald W. Fletcher dated May 10, 2000, is included as Exhibit 10.24 to the Registrant’s 10-QSB for June 30, 2002, which is incorporated by this reference herein.

10.25	Consulting Agreement of Gerald W. Fletcher dated May 10, 2000, is included as Exhibit 10.25 to the Registrant’s 10-QSB for June 30, 2002, which is incorporated by this reference herein.

10.27	Amended and Restated Director Retirement Agreement of Arthur C. Grohs dated May 9, 2000, is included as Exhibit 10.27 to the Registrant’s 10-QSB for June 30, 2002, which is incorporated by this reference herein.

10.28	Consulting Agreement of Arthur C. Grohs dated May 9, 2000, is included as Exhibit 10.28 to the Registrant’s 10-QSB for June 30, 2002, which is incorporated by this reference herein.

10.30	Amended and Restated Director Retirement Agreement of Christine McArthur dated May 12, 2000, is included as Exhibit 10.30 to the Registrant’s 10-QSB for June 30, 2002, which is incorporated by this reference herein.

10.31	Consulting Agreement of Christine McArthur dated May 12, 2000, is included as Exhibit 10.31 to the Registrant’s 10-QSB for June 30, 2002, which is incorporated by this reference herein.

10.33	Amended and Restated Director Retirement Agreement of Terrance J. Reeson dated April 19, 2000, is included as Exhibit 10.33 to the Registrant’s 10-QSB for June 30, 2002, which is incorporated by this reference herein.

10.34	Consulting Agreement of Terrance J. Reeson dated May 10, 2000, is included as Exhibit 10.34 to the Registrant’s 10-QSB for June 30, 2002, which is incorporated by this reference herein.

10.36	Amended and Restated Director Retirement Agreement of Walter Sphar dated April 20, 2000, is included as Exhibit 10.36 to the Registrant’s 10-QSB for June 30, 2002, which is incorporated by this reference herein.

10.37	Consulting Agreement of Walter Sphar dated May 9, 2000, is included as Exhibit 10.37 to the Registrant’s 10-QSB for June 30, 2002, which is incorporated by this reference herein.

10.39	Deferred Fee Agreement of Thomas Watson dated March 3, 2001, is included as Exhibit 10.39 to the Registrant’s 10-QSB for June 30, 2002, which is incorporated by this reference herein.

10.40	Form of Indemnification Agreement, is included as Exhibit 10.41 to the Registrant’s 10-QSB for June 30, 2002, which is incorporated by this reference herein.

10.41	2001 Stock Option Plan as amended is included as exhibit 99.1 of the Form S-8 filed July 23, 2002, File No. 333-96957

10.42	1991 Stock Option Plan on Form S-8 filed August 19, 2002, File No. 333-98319

10.43	Plumas Bank 401(k) Profit Sharing Plan as amended is included as exhibit 99.1 of the Form S-8 filed February 14, 2003, File No. 333-103229

10.44	Executive Salary Continuation Agreement of Robert T. Herr dated June 4, 2002, is included as Exhibit 10.44 to the Registrant’s 10-Q for March 31, 2003, which is incorporated by this reference herein.

10.45	Branch Purchase and Assumption Agreement dated April 25, 2003, is included as Exhibit 10.45 to the Registrant’s 10-Q for March 31, 2003, which is incorporated by this reference herein.

10.46	1991 Stock Option Plan as amended.

10.47	Specimen form of Incentive Stock Option Agreement under the 1991 Stock Option Plan.

10.48	Specimen form of Non-Qualified Stock Option Agreement under the 1991 Stock Option Plan.

10.59	Director Retirement Agreement of Thomas Watson dated May 1, 2003, is included as Exhibit 10.59 to the Registrant’s 10-Q for June 30, 2003, which is incorporated by this reference herein.

10.60	Consulting Agreement of Thomas Watson dated May 1, 2003, is included as Exhibit 10.60 to the Registrant’s 10-Q for June 30, 2003, which is incorporated by this reference herein.

10.61	Third Amendment to Executive Salary Continuation Agreement of William E. Elliott dated November 12, 2003, is included as Exhibit 10.61 to the Registrant’s 10-K for December 31, 2003, which is incorporated by this reference herein.

11	Computation of per share earnings appears in the attached 10-Q under Plumas Bancorp Notes to Consolidated Financial Statements as Footnote 5 – Earnings Per Share Computation.

31.1	Rule 13a-14(a) [Section 302] Certification of Chief Financial Officer dated November 10, 2004.

31.2	Rule 13a-14(a) [Section 302] Certification of Chief Administrative Officer dated November 10, 2004.

31.3	Rule 13a-14(a) [Section 302] Certification of Chief Executive Officer dated November 10, 2004.

32.1	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 dated November 10, 2004.

32.2	Certification of Chief Administrative Officer pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 dated November 10, 2004.

32.3	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 dated November 10, 2004.

(b)	Reports on Form 8-K

On July 21, 2004, the Company filed a Current Report on Form 8-K. The Current Report included as an exhibit, the press release dated July 21, 2004, filed by the Company containing unaudited financial information and second quarter 2004 earnings.

On September 17, 2004, the Company filed a Current Report on Form 8-K. On September 15, 2004, the Company amended a Salary Continuation Agreement and entered into a Split Dollar Agreement with Robert T. Herr, Executive Vice President and Chief Loan Administrator of the Company. The Current Report included as exhibits both of these agreements.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PLUMAS BANCORP
(Registrant)

Date: November 10, 2004.

/s/ William E. Elliott

William E. Elliott President/Chief Executive Officer

/s/ Douglas N. Biddle

Douglas N. Biddle Executive Vice President Chief Administrative Officer

/s/ Andrew J. Ryback

Andrew J. Ryback Senior Vice President Chief Financial Officer