Form 10-K
period 2004-12-31
PLUMAS BANCORP
filed 2005-03-29
CIK 1168455

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☑	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2004

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

Yes	No
☑	☐

     Indicated by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this form 10-K. ☑

     Indicate by check mark whether the Registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).

Yes	No
☐	☑

     As of June 30, 2004, the aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant was approximately $52.6 million, based on the closing price reported to the Registrant on that date of $18.35 per share.

     Shares of Common Stock held by each officer and director have been excluded in that such persons may be deemed to be affiliates. This determination of the affiliate status is not necessarily a conclusive determination for other purposes.

     The number of shares of Common Stock of the registrant outstanding as of March 28, 2005 was 3,287,829.

     Documents Incorporated by Reference: Portions of the definitive proxy statement for the 2005 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission pursuant to SEC Regulation 14A are incorporated by reference in Part III, Items 10-14.

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

At December 31, 2004, the Company had consolidated assets of $417.3 million, deposits of $378.6 million and shareholders’ equity of $27.9 million. The Company’s liabilities include $6.2 million in junior subordinated deferrable interest debentures issued in conjunction with the trust preferred securities issued by Plumas Statutory Trust I (the “Trust”) in September 2002. The Trust is further discussed in the section titled “Trust Preferred Securities.”

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

The Bank. The Bank is a California state-chartered bank that was incorporated in July 1980 and opened for business in December 1980. The Bank’s Administrative Office is also located at 35 South Lindan Avenue, Quincy, California. At December 31, 2004 the Bank had approximately $416.9 million in assets, $266.9 million in loans and $378.6 million in deposits (including a deposit of $29 thousand from the Company). It is currently the largest independent bank headquartered in Plumas County. The Bank’s deposit accounts are insured by the Federal Deposit Insurance Corporation (the “FDIC”) up to maximum insurable amounts. The Bank is not a member of the Federal Reserve System.

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

The Government-guaranteed lending center, headquartered in Truckee, provides Small Business Administration (SBA) lending and USDA Rural Development lending. The Bank produces 9-12 of these types of loans annually and it is anticipated that this will continue at the same level for the foreseeable future. Also in Truckee, we have a senior commercial lender charged with the production and maintenance of a significant participation loan portfolio. $33.5 million in new participations were acquired in 2004.

The Agricultural Credit Centers located in Susanville and Alturas provide a complete line of credit services in support of the agricultural activities which are key to the continued economic development of the communities we serve. “Ag lending” clients include a full range of individual farming customers, small- to medium-sized business farming organizations and corporate farming units.

As of December 31, 2004, the principal areas in which we directed our lending activities, and the percentage of our total loan portfolio for which each of these areas was responsible, were as follows: (i) loans secured by real estate – 50.2%; (ii) commercial and industrial (including SBA) loans – 16.0%; (iii) consumer loans (including residential equity lines of credit) – 22.1%; and (iv) agricultural loans (including agricultural real estate loans) – 11.7%.

In addition to the lending activities noted above, we offer a wide range of deposit products for the retail and commercial banking markets including checking, interest-bearing checking, business sweep, savings, time deposit and retirement accounts, as well as telephone banking and internet banking with bill-pay options. As of December 31, 2004, the Bank had 34,969 deposit accounts with balances totaling approximately $378.6 million, compared to 32,812 deposit accounts with balances totaling approximately $355.9 million at December 31, 2003. We attract deposits through our customer-oriented product mix, competitive pricing, convenient locations, extended hours and drive-up banking, all provided with the highest level of customer service.

Most of our deposits are attracted from individuals, business-related sources and smaller municipal entities. This mix of deposit customers resulted in a relatively modest average deposit balance of approximately $11,000 at December 31, 2004, but makes us less vulnerable to adverse effects from the loss of depositors who may be seeking higher yields in other markets or who may otherwise draw down balances for cash needs. We do not accept brokered deposits.

We also offer a multitude of other products and services to our customers to complement the lending and deposit services previously reviewed. These include cashier’s checks, traveler’s checks, bank-by-mail, ATMs, night depository, safe deposit boxes, direct deposit, electronic funds transfers, on-line banking, and other customary banking services.

In order to provide non-deposit investment options we have developed a strategic alliance with Financial Network Investment Corporation (“FNIC”). Through this arrangement, certain employees of the Bank are also registered and licensed representatives of FNIC. These employees provide our customers throughout our branch network with convenient access to annuities, insurance products, mutual funds, and a full range of investment products.

We have not engaged in any material research activities relating to the development of new products or services during the last two fiscal years; however, a substantial investment of time and capital has been devoted to the improvement of existing Bank services during the last twelve months. Specifically, in 2004 the bank hired a Dealer Services Manager to accommodate a growing network of auto dealers. In conjunction with this, the Bank established a dealer loan center to handle the more than 200 applications received each month. The Bank now serves more than 30 auto dealers in the Quincy, Chester, Red Bluff, Corning and Redding areas.

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

We hold no patents or licenses (other than licenses required by appropriate bank regulatory agencies), franchises, or concessions. Our business has a modest seasonal component due to the heavy agricultural and tourism orientation of some of the communities we serve. As our branches in less rural areas such as Truckee have expanded, however, the agriculture-related base has become less significant. We are not dependent on a single customer or group of related customers for a material portion of our deposits, nor is a material portion of our loans concentrated within a single industry or group of related industries. There has been no material effect upon our capital expenditures, earnings, or competitive position as a result of Federal, state, or local environmental regulation.

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

Recent Developments. In November of 2003, we expanded into Placer County with the opening of our de novo branch in the community of Tahoe City. Also in November 2003, we increased our deposit base by $45 million within our service area through the acquisition of five branches from a competitor. The branch acquisition involved the purchase of deposits and certain fixed and other assets related to the branches located in the communities of Kings Beach, Loyalton, Portola, Quincy and Truckee. The deposits of the Portola, Quincy and Truckee branches were consolidated into our existing branches in those communities while the Kings Beach and Loyalton offices were added to our existing branch network.

Trust Preferred Securities. During the third quarter of 2002, the Company formed a wholly owned Connecticut statutory business trust, Plumas Statutory Trust I (the “Trust”). On September 26, 2002, the Company issued to the Trust, Floating Rate Junior Subordinated Deferrable Interest Debentures due 2032 (the “Debentures”) in the aggregate principal amount of $6,186,000. In exchange for these debentures the Trust paid the Company $6,186,000. The Trust funded its purchase of debentures by issuing $6,000,000 in floating rate capital securities (“trust preferred securities”), which were sold to a third party. These trust preferred securities qualify as Tier I capital under current Federal Reserve Board guidelines. The Debentures are the only asset of the Trust. The interest rate and terms on both instruments are substantially the same. The rate is based on the three month LIBOR (London Interbank Offered Rate) plus 3.40%, not to exceed 11.9%, adjustable quarterly. The proceeds from the sale of the Debentures were primarily used by the Company to inject capital into the Bank.

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

The Trust is not consolidated into the Company’s consolidated financial statements and, accordingly, is accounted for under the equity method and the junior subordinated debentures are reflected as debt on the consolidated balance sheet.

Business Concentrations. No individual or single group of related customer accounts is considered material in relation to the Banks’ assets or deposits, or in relation to our overall business. However, at December 31, 2004 approximately 66.9% of the Bank’s total loan portfolio consisted of real estate-secured loans, including real estate mortgage loans, real estate construction loans, consumer equity lines of credit, and agricultural loans secured by real estate. Moreover, our business activities are currently focused in the California counties of Plumas, Nevada, Placer, Lassen, Modoc, Shasta and Sierra. Consequently, our results of operations and financial condition are dependent upon the general trends in these California economies and, in particular, the residential and commercial real estate markets. In addition, the concentration of our operations in these areas of California exposes us to greater risk than other banking companies with a wider geographic base in the event of catastrophes, such as earthquakes, fires and floods in these regions in California.

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

Currently, within the Bank’s service area there are 21 traditional banking branch offices of competing institutions, including 15 branches of 4 major banks. As of June 30, 2004, the Federal Deposit Insurance Corporation estimated the Bank’s market share of insured deposits within the communities it serves to be as follows: Chester 71%, Quincy 68%, Portola 52%, Fall River Mills 47%, Alturas 38%, Kings Beach 35%, Susanville 26%, Truckee 17%, Tahoe City 2% and 100% in the communities of Greenville, Westwood and Loyalton. Tahoe City is the location of our de novo branch, which opened its doors in November 2003.

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

Employees. At December 31, 2004, the Company and its subsidiary employed 194 persons. On a full-time equivalent basis, we employed 172 persons. We believe our employee relations are excellent.

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

A bank that does not achieve and maintain the required capital levels may be issued a capital directive by the FDIC to ensure the maintenance of required capital levels. As discussed above, we are required to maintain certain levels of capital, as is the Bank. The regulatory capital guidelines as well as our actual capitalization on a consolidated basis and for the Bank and Bancorp as of December 31, 2004 follow:

	Requirement
		For the Bank to
	Adequately	be Well	Plumas	Plumas
	Capitalized	Capitalized	Bank	Bancorp

Total risk-based capital ratio	8.0%	10.0%	10.8%	10.9%
Tier 1 risk-based capital ratio	4.0%	6.0%	10.0%	10.1%
Tier 1 leverage capital ratio	4.0%	5.0%	7.5%	7.6%

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

Federal Home Loan Bank System. The Bank is a member of the Federal Home Loan Bank of San Francisco (the “FHLB-SF”). Among other benefits, each Federal Home Loan Bank (“FHLB”), serves as a reserve or central bank for its members within its assigned region. Each FHLB is financed primarily from the sale of consolidated obligations of the FHLB system. Each FHLB makes available loans or advances to its members in compliance with the policies and procedures established by the Board of Directors of the individual FHLB. A new capital plan of the FHLB-SF was approved and implemented by the Federal Housing Finance Board on April 1, 2004. The new capital plan incorporates a single class of stock with a par value of $100 per share, and may be issued, exchanged, redeemed, and repurchased only at par value. As an FHLB member, the bank is required to own capital stock in an FHLB in an amount equal to the greater of:

•	a membership stock requirement with an initial cap of $25 million (100% of “membership asset value” as defined), or

•	an activity based stock requirement (based on percentage of outstanding advances).

The new capital stock is redeemable on five years’ written notice, subject to certain conditions.

We do not believe that the FHLB-SF’s new capital plan has a material impact upon our business, financial condition, results of operations or cash flows. However, the bank could be required to purchase as much as 50% additional capital stock or sell as much as 50% of its proposed capital stock requirement at the discretion of the FHLB-SF.

Federal Reserve System. The FRB requires all depository institutions to maintain non-interest bearing reserves at specified levels against their transaction accounts and non-personal time deposits. At December 31, 2004, we were in compliance with these requirements.

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

Consumer Protection Laws and Regulations. The banking regulatory agencies are focusing greater attention on compliance with consumer protection laws and their implementing regulations. Examination and enforcement have become more intense in nature, and insured institutions have been advised to monitor carefully compliance with such laws and regulations. The Company is subject to many federal consumer protection statutes and regulations, some of which are discussed below.

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

Recent and Proposed Legislation. Our operations and the operations of the Bank are subject to extensive regulation by federal, state, and local governmental authorities and are subject to various laws and judicial and administrative decisions imposing requirements and restrictions on part or all of their respective operations. We believe that we are in substantial compliance in all material respects with all applicable federal, state and local laws, rules and regulations. Because our business and the business of the Bank is highly regulated, the laws, rules and regulations applicable to each of them are subject to regular modification and change.

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

Recent Accounting Pronouncements

Other-Than-Temporary Impairment of Securities

In June 2004, the Financial Accounting Standards Board (FASB) ratified Emerging Issues Task Force (EITF) Issue 03-1, The Meaning of Other-than-Temporary Impairment and Its Application to Certain Investments (EITF 03-1). EITF 03-1 includes additional guidance for evaluating and recording impairment losses on debt and equity investments, as well as disclosure requirements for investments that are deemed to be temporarily impaired. The proposed guidance indicates that an investor must have the intent and ability to hold an investment until a forecasted recovery of the fair value up to or beyond the cost of the investment in order to determine that any impairment is temporary. In September 2004, the FASB delayed the effective date of the recognition and measurement guidance of EITF 03-1, pending further deliberations. The disclosures for investments that are deemed temporarily impaired are included in Note 2 to the consolidated financial statements. Once the FASB has reached a final decision on the measurement and recognition provisions, the Company will evaluate the impact of the adoption of EITF 03-1.

Share-Based Payments

In December 2004, the FASB issued Statement Number 123 (revised 2004) (FAS 123 ®), Share-Based Payments. FAS 123 ® requires all entities to recognize compensation expense in an amount equal to the fair value of share-based payments such as stock options granted to employees. The Company is required to apply FAS 123 ® on a modified prospective method. Under this method, the Company is required to record compensation expense (as previous awards continue to vest) for the unvested portion of previously granted awards that remain outstanding at the date of adoption. In addition, the Company may elect to adopt FAS 123 ® by restating previously issued financial statements, basing the expense on that previously reported in their pro forma disclosures required by FAS 123. FAS 123 ® is effective for the first reporting period beginning after June 15, 2005. Management has not completed its evaluation of the effect that FAS 123 ® will have, but believes that the effect will be consistent with its previous pro forma disclosures.

Accounting for Loans or Debt Securities Acquired in a Transfer

In December 2003, the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants issued Statement of Position 03-03, Accounting for Certain Loans or Debt Securities Acquired in a Transfer (SOP). This SOP addresses accounting for differences between contractual cash flows and cash flows expected to be collected from an investor’s initial investment in loans or debt securities (loans) acquired in a transfer if those differences are attributable, at least in part, to credit quality. It also includes such loans acquired in purchase business combinations. This SOP does not apply to loans originated by the entity. This SOP limits the yield that may be accreted and requires that the excess of contractual cash flows over cash flows expected to be collected not be recognized as an adjustment of yield, loss accrual, or valuation allowance.

This SOP prohibits “carrying over” or creation of valuation allowances in the initial accounting for loans acquired in a transfer that are within the scope of this SOP. The prohibition of the valuation allowance carryover applies to the purchase of an individual loan, a pool of loans, a group of loans, and loans acquired in a purchase business combination.

This SOP is effective for loans acquired in fiscal years beginning after December 15, 2004. In management’s opinion, the adoption of this pronouncement will not have a material impact on the Company’s financial position or results of operations.

ITEM 2. PROPERTIES

Of the Company’s twelve depository branches, nine are owned and three are leased. In addition the Company owns two administrative facilities and leases one administrative lending office. The Company also owns one real estate investment property that is expected to be sold and leases one property related to the 2003 branch acquisition that is expected to be either sub-let to another party or to expire at the end of the lease term in early 2006.

Owned Properties

35 South Lindan Avenue Quincy, California (1)	32 Central Avenue Quincy, California (1)	336 West Main Street Quincy, California

120 North Pine Street Portola, California	121 Crescent Street Greenville, California	315 Birch Street Westwood, California (2)

43163 Highway 299E Fall River Mills, California	510 North Main Street Alturas, California	3000 Riverside Drive Susanville, California

255 Main Street Chester, California	8475 North Lake Boulevard Kings Beach, California	100 Grand Avenue Susanville, California (3)

Leased Properties

11429 Donner Pass Road Truckee, California	243 North Lake Boulevard Tahoe City, California	604 Main Street Loyalton, California

12219 Business Park Drive Truckee, California (1)	11317 Deerfield Drive Truckee, California (4)

(1)	Non-branch administrative or credit administrative offices.

(2)	The Westwood branch is a mortgaged property with an outstanding balance of $80,000 at December 31, 2004.

(3)	Real estate investment property (vacant land) not currently in use.

(4)	Former branch office (from 2003 branch acquisition) not currently in use.

Total rental expenses under all leases, including premises, totaled $264,000, $179,000 and $85,000, in 2004, 2003 and 2002 respectively. The expiration dates of the leases vary, with the first such lease expiring during 2006 and the last such lease expiring during 2008. Future minimum lease payments in dollars are as follows:

Year Ending
December 31,
2005	$245,000
2006	176,000
2007	118,000
2008	30,000

Total	$569,000

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

The Company’s common stock is quoted on the Over-The-Counter (OTC) Bulletin Board under the ticker symbol “PLBC”. As of December 31, 2004, there were 3,267,465 shares of the Company’s stock outstanding held by approximately 1,600 shareholders of record as of the same date. The following table shows the high and low prices for the common stock, for each quarter as reported by Yahoo Finance.

		Closing Prices
Quarter,	Dividends	High	Low

4th Quarter 2004	$0.14	$22.00	$19.75
3rd Quarter 2004	—	$20.00	$18.35
2nd Quarter 2004	$0.14	$19.50	$17.50
1st Quarter 2004	—	$20.10	$18.15

4th Quarter 2003	$0.12	$20.25	$18.75
3rd Quarter 2003	—	$20.00	$18.75
2nd Quarter 2003	$0.12	$19.25	$16.63
1st Quarter 2003	—	$17.50	$15.30

Dividends paid to shareholders by the Company are subject to restrictions set forth in California General Corporation Law, which provides that a corporation may make a distribution to its shareholders if retained earnings immediately prior to the dividend payout are at least equal to the amount of the proposed distribution. As a bank holding company without significant assets other than its equity position in the Bank, the Company’s ability to pay dividends to its shareholders depends primarily upon dividends it receives from the Bank. Such dividends paid by the Bank to the Company are subject to certain limitations. See “Item 1 Business — Supervision and Regulation — Capital Standards”.

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

Securities Authorized for Issuance under Equity Compensation Plans. The following table sets forth securities authorized for issuance under equity compensation plans as for December 31, 2004.

Number of securities remaining
available for future issuance
	Number of securities to	Weighted-average	under equity compensation
	be issued upon exercise	exercise price of	plans (excluding securities
	of outstanding options	outstanding options	reflected in column (a))
Plan Category	(a)	(b)	(c)

Equity compensation plans approved by security holders	306,713	$15.09	397,530
Equity compensation plans not approved by security holders	None	Not Applicable	None

Total	306,713	$15.09	397,530

For additional information related to the above plans see Note 10 of the Company’s Consolidated Financial Statements in Item 8 – Financial Statements and Supplementary Data of this Annual Report on Form 10K.

ITEM 6. SELECTED FINANCIAL DATA

The following table presents a summary of selected financial data and should be read in conjunction with the Company’s consolidated financial statements and notes thereto included under Item 8 – Financial Statements and Supplementary Data.

	At or for the year ended December 31,
	2004	2003	2002	2001	2000
	(dollars in thousands except per share information)
Statement of Income
Interest income	$20,076	$18,413	$18,389	$19,149	$18,455
Interest expense	2,914	3,013	4,038	6,373	6,724

Net interest income	17,162	15,400	14,351	12,776	11,731
Provision for loan losses	750	750	825	725	500
Noninterest income	4,818	3,775	3,278	2,854	2,167
Noninterest expense	15,583	13,126	11,604	10,480	9,431
Provision for income taxes	2,001	2,018	2,046	1,667	1,404

Net income	$3,646	$3,281	$3,154	$2,758	$2,563

Balance sheet (end of period)
Total assets	$417,346	$390,262	$325,650	$275,090	$243,601
Total loans	$266,913	$217,957	$207,721	$183,676	$164,004
Allowance for loan losses	$2,762	$2,564	$2,471	$2,153	$1,888
Total deposits	$378,567	$355,842	$293,941	$252,206	$223,256
Total shareholders’ equity	$27,891	$25,749	$23,286	$20,617	$18,165

Balance sheet (period average)
Total assets	$409,537	$339,353	$294,708	$257,581	$229,508
Total loans	$233,632	$214,178	$197,900	$176,746	$141,562
Total deposits	$373,253	$304,835	$268,773	$235,840	$209,794
Total shareholders’ equity	$27,045	$25,809	$22,184	$19,423	$17,194

Capital ratios
Leverage ratio	7.6%	8.4%	8.8%	7.4%	7.1%
Tier 1 risk-based capital	10.1%	10.4%	11.8%	9.3%	9.2%
Total risk-based capital	10.9%	11.3%	12.8%	10.3%	10.2%

Asset quality ratios
Nonperforming loans/total loans	0.44%	0.40%	0.86%	0.71%	0.32%
Nonperforming assets/total assets	0.29%	0.22%	0.59%	0.52%	0.34%
Allowance for loan losses/total loans	1.03%	1.18%	1.19%	1.17%	1.15%

Performance ratios
Return on average assets	0.89%	0.97%	1.07%	1.07%	1.12%
Return on average equity	13.5%	12.7%	14.2%	14.2%	14.9%
Net interest margin	4.77%	5.16%	5.48%	5.57%	5.84%
Loans to Deposits	70.5%	61.3%	70.7%	72.8%	73.5%
Efficiency ratio	70.9%	68.5%	65.8%	67.1%	67.9%

Per share information
Basic earnings	$1.12	$1.02	$0.99	$0.87	$0.82
Diluted earnings	$1.09	$0.99	$0.96	$0.86	$0.79
Cash dividends	$0.28	$0.24	$0.27	$0.20	$0.20
Dividend payout ratio	25.1%	23.7%	27.3%	23.0%	24.4%
Book value	$8.54	$7.93	$7.26	$6.46	$5.89
Common shares outstanding at period end	3,267,465	3,242,027	3,209,317	3,192,335	3,082,457

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

We are a bank holding company for Plumas Bank, a California state-chartered commercial bank. We derive our income primarily from interest received on real estate related, commercial and consumer loans and, to a lesser extent, interest on investment securities, fees received in connection with servicing deposit and loan deposit customers and fees from the sale or referral of loans. Our major operating expenses are the interest we pay on deposits and borrowings and general operating expenses. We rely on locally-generated deposits to provide us with funds for making loans.

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

One of our strategic objectives is to expand our banking service activities in the Truckee/Tahoe region and the adjacent communities. Consistent with this objective, in late 2003 we opened a de novo branch in Tahoe City. Also in late 2003 we bought five branches located within our existing service area from Placer Sierra Bank. Of the five branches purchased, two were located in the Truckee/Tahoe region, specifically in the communities of Truckee and Kings Beach. This helped further strengthen our presence in this region.

During 2004 we focused on migrating the liquidity generated from the 2003 branch purchases into higher-yielding loan balances.

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

We evaluate our allowance for loan losses quarterly. We believe that the allowance for loan losses is a “critical accounting estimate” because it is based upon management’s assessment of various factors affecting the collectibility of the loans, including current economic conditions, past credit experience, delinquency status, the value of the underlying collateral, if any, and a continuing review of the portfolio of loans.

We determine the appropriate level of the allowance for loan losses, primarily on an analysis of the various components of the loan portfolio, including all significant credits on an individual basis. We segment the loan portfolio into as many components as practical. Each component has similar characteristics, such as risk classification, past due status, type of loan or lease, industry or collateral.

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

Impairment of Core Deposit Intangible. The core deposit intangible represents the excess of the premiums paid over the fair value of the assets and liabilities acquired in the branch acquisitions. In accordance with Statement of Financial Accounting Standards (SFAS) No. 142, Goodwill and Other Intangible Assets and SFAS No. 144 Accounting for the Impairment or Disposal of Long-Lived Assets, the core deposit intangible will be amortized over its expected useful life and will evaluated for impairment at least annually and whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If the fair value of the asset is determined to be less than the carrying amount, the core deposit intangible will be written down through a charge to operations.

Stock-Based Compensation. The Company accounts for its stock-based compensation under the recognition and measurement principles of Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. Since the Company’s stock option plan provides for the issuance of options at a price of no less than the fair market value at the date of the grant, no compensation expense is recognized in the financial statements unless the options are modified after the grant date.

In December 2004, the Financial Accounting Standards Board issued Statement Number 123 (revised 2004) (“FAS 123 (R)”), Share-Based Payments. FAS 123 (R) requires all entities to recognize compensation expense in an amount equal to the fair value of share-based payments such as stock options granted to employees. The Company is required to apply FAS 123 (R) on a modified prospective method. Under this method, the Company is required to record compensation expense (as previous awards continue to vest) for the unvested portion of previously granted awards that remain outstanding at the date of adoption. Management believes that the effect of FAS 123 (R) will be consistent with its pro forma disclosures included in Note 2 to the Consolidated Financial Statements in Item 8 — Financial Statements and Supplementary Data. The fair value of each option is estimated on the date of grant and amortized over the service period using an option pricing model. Critical assumptions that affect the estimated fair value of each option include expected stock price volatility, dividend yields, option life and forfeiture rates and the risk-free interest rate.

The following discussion is designed to provide a better understanding of significant trends related to the Company’s financial condition, results of operations, liquidity, capital resources and interest rate sensitivity. It pertains to the Company’s financial condition, changes in financial condition and results of operations as of December 31, 2004 and 2003 and for each of the three years in the period ended December 31, 2004. The discussion should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto and the other financial information appearing elsewhere herein.

Overview

The Company’s net income increased $365,000, or 11.1%, to $3,646,000 for the year ended December 31, 2004 from $3,281,000 for the same period in 2003. Net income was $3,154,000 for the year ended December 31, 2002. The primary contributors to the increase in net income for 2004 were a $1.7 million increase in interest income and a $1 million increase in non-interest income largely offset by a $2.5 million increase in non-interest expenses.

Total assets at December 31, 2004 increased $27 million, or 7%, to $417 million from $390 million at December 31, 2003. Growth in total assets was concentrated in the loan portfolio. The loan portfolio grew $49 million, or 23%, to $264 million during 2004. Growth in loans was funded by growth in deposits and declines in Federal funds sold and cash and due from bank balances. Deposits grew $23 million, or 6%, to $379 million at December 31, 2004 from $356 million at December 31, 2003 while Federal funds sold and cash and due from banks decreased $19 million.

The return on average assets was 0.89% for 2004, down from 0.97% for 2003. The return on average equity was 13.5% for 2004, up from 12.7% for 2003. Although the Company reported its sixteenth consecutive year of earnings growth in 2004, this year’s growth was outpaced by growth in assets. Average assets increased $70 million, or 21%, due in large part to the acquisition, in November 2003 of five branches from Placer Sierra Bank.

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

	Year ended December 31,
	2004			2003			2002
		Interest	Rates		Interest	Rates		Interest	Rates
	Average	income/	earned	Average	income/	earned	Average	income/	earned
	balance	expense	/ paid	balance	expense	/ paid	balance	expense	/ paid
	(dollars in thousands)
Assets
Federal funds sold	$12,729	$163	1.28%	$11,276	$116	1.03%	$17,465	$275	1.57%
Investment securities(1)	113,684	3,483	3.06	72,745	2,221	3.05	46,628	2,065	4.43
Total loans (2)(3)	233,632	16,430	7.03	214,178	16,076	7.51	197,900	16,049	8.11

Total earning assets	360,045	20,076	5.58%	298,199	18,413	6.17%	261,993	18,389	7.02%

Cash and due from banks	23,813			21,517			16,201
Other assets	25,679			19,637			16,514

Total assets	$409,537			$339,353			$294,708

Liabilities and shareholders’ equity
Interest bearing demand deposits	$44,244	58	0.13%	$35,668	79	0.22%	$33,070	114	0.34%
Money market deposits	65,026	490	0.75	58,814	498	0.85	51,776	775	1.50
Savings deposits	64,472	292	0.45	48,866	310	0.63	39,094	432	1.11
Time deposits	93,684	1,760	1.88	83,186	1,816	2.18	84,195	2,624	3.12
Other borrowings(4)	6,401	314	4.91	6,375	310	4.86	1,617	93	5.75

Total interest bearing liabilities	273,827	2,914	1.06%	232,909	3,013	1.29%	209,752	4,038	1.93%

Noninterest bearing demand deposits	105,827			78,301			60,638
Other liabilities	2,838			2,334			2,134
Shareholders’ equity	27,045			25,809			22,184

Total liabilities and shareholders’ equity	$409,537			$339,353			$294,708

Net interest income		$17,162			$15,400			$14,351

Net interest spread (5)			4.52%			4.88%			5.09%
Net interest margin (6)			4.77%			5.16%			5.48%

(1)	Interest income is reflected on an actual basis and is not computed on a tax-equivalent basis.

(2)	Average nonaccrual loan balances of $1.6 million for 2004, $2.0 million for 2003 and $1.5 million for 2002 are included in average loan balances for computational purposes.

(3)	Loan origination fees and costs are included in interest income as adjustments of the loan yields over the life of the loan using the interest method. Loan interest income includes net loan fees of $317,000 for 2004, $585,000 for 2003 and $579,000 for 2002.

(4)	For the purpose of this schedule the interest expense related to the Company’s junior subordinated deferrable interest debentures is included in other borrowings.

(5)	Net interest spread represents the average yield earned on interest-earning assets less the average rate paid on interest-bearing liabilities.

(6)	Net interest margin is computed by dividing net interest income by total average earning assets.

The following table sets forth changes in interest income and interest expense, for the years indicated and the amount of change attributable to variances in volume, rates and the combination of volume and rates based on the relative changes of volume and rates:

	2004 compared to 2003				2003 compared to 2002
	Increase (decrease) due to change in:				Increase (decrease) due to change in:
	Average	Average			Average	Average
	Volume(1)	Rate(2)	Mix(3)	Total	Volume(1)	Rate(2)	Mix(3)	Total
	(dollars in thousands)
Interest-earning assets:
Federal funds sold	$15	$28	$4	$47	$(98)	$(95)	$34	$(159)
Investment securities	1,250	8	4	1,262	1,156	(641)	(359)	156
Loans	1,460	(1,014)	(92)	354	1,320	(1,195)	(98)	27

Total interest income	2,725	(978)	(84)	1,663	2,378	(1,931)	(423)	24

Interest-bearing liabilities:
Interest bearing demand deposits	19	(32)	(8)	(21)	9	(41)	(3)	(35)
Money market deposits	53	(55)	(6)	(8)	106	(337)	(46)	(277)
Savings deposits	99	(89)	(28)	(18)	108	(184)	(46)	(122)
Time deposits	229	(253)	(32)	(56)	(31)	(786)	9	(808)
Other borrowings	1	3	—	4	273	(14)	(42)	217

Total interest expense	401	(426)	(74)	(99)	465	(1,362)	(128)	(1,025)

Net interest income	$2,324	$(552)	$(10)	$1,762	$1,913	$(569)	$(295)	$1,049

(1)	The volume change in net interest income represents the change in average balance divided by the previous year’s rate.

(2)	The rate change in net interest income represents the change in rate divided by the previous year’s average balance.

(3)	The mix change in net interest income represents the change in average balance multiplied by the change in rate.

2004 compared to 2003. Net interest income before provision for loan losses is the difference between interest income and interest expense. Net interest income was $17.2 million for 2004, an increase of $1.8 million, or 11%, from $15.4 million for 2003. The increase in net interest income was attributed to volume increases in average loan and investment balances combined with declines in rates paid on deposits, partially offset by declines in loan yields and volume increases in average deposit balances. The average loan balances were $233.6 million for 2004, up $19.5 million, or 9%, from the $214.2 million for 2003. The average investment balances were $113.7 million for 2004, up $40.9 million, or 56%, from the $72.7 million for 2003. Offsetting the benefits of the increased loan volume was the continuing impact of the falling interest rate environment which began in 2001. Although rates began to rise during the second half of 2004, the average loan yield was 7.03% for 2004, down 48 basis points, or 6%, from the 7.51% for 2003.

Interest expense decreased $100,000, or 3%, to $2.9 million for 2004, down from $3.0 million for 2003. The decrease in interest expense was primarily attributed to rate decreases for all interest bearing deposits, with the largest declines in time and savings deposits. The rate decreases were offset by volume increases primarily in savings and time deposit balances. The average rate paid on time deposits was 1.88% for 2004, down 30 basis points, or 14%, from the 2.18% paid for 2003. The average rate paid on savings deposits was 0.45% for 2004, down 18 basis points, or 28%, from the 0.63% paid for 2003. The average savings deposit balances, were $64.5 million for 2004, up $15.6 million, or 32%, from the $48.9 million for 2003. The average time deposit balances, were $93.7 million for 2004, up $10.5 million, or 13%, from the $83.2 million for 2003.

Net interest margin is net interest income expressed as a percentage of average interest-earning assets. The net interest margin for 2004 declined 39 basis points to 4.77%, down from 5.16% for 2003. The adverse effects of the falling interest rate environment, which began in 2001, on the Company’s loan portfolio offset the positive affects of the increasing loan and investment balances and declining cost of funds and resulted in the decline in the net interest margin when comparing the periods of 2004 and 2003.

2003 compared to 2002. Net interest income was $15.4 million for 2003, an increase of $1.0 million, or 7%, from $14.4 million for 2002. The increase in net interest income was attributed to declines in rates paid on deposits combined with volume increases in average loan and investment balances, partially offset by declines in the yields on interest-earning assets. The average loan balances were $214.2 million for 2003, up $16.3 million, or 8%, from the $197.9 million for 2002. Offsetting the benefits of the increased loan volume was the continuing impact of the falling interest rate environment which began in 2001. The average loan yield was 7.51% for 2003, down 60 basis points, or 7%, from the 8.11% for 2002.

Interest expense decreased $1.0 million, or 25%, to $3.0 million for 2003, down from $4.0 million for 2002. The decrease in interest expense was primarily attributed to rate decreases for both time and money market deposits, slightly offset by volume increases in other borrowings. The average rate paid on time deposits was 2.18% for 2003, down 94 basis points, or 30%, from the 3.12% paid for 2002. The average rate paid on money market deposits was 0.85% for 2003, down 65 basis points, or 43%, from the 1.50% paid for 2002. The average other borrowings balances, which primarily represent junior subordinated deferrable interest debentures, were $6.4 million for 2003, up $4.8 million, or 294%, from the $1.6 million for 2002. In September of 2002, $6 million of junior subordinated debentures were issued by the Company.

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

The Company recorded $750,000 in provision for loan losses for both 2004 and 2003 and $825,000 for 2002. There was no change in the level of the provision for loan losses from 2003 to 2004. Although there was an increase of $49 million, or 22%, in the loan portfolio during 2004, the affects of this loan growth on the provision were offset by a reduction in identified potential risks currently existing in the loan portfolio. Net charge-offs as a percentage of loans improved during 2004, declining to 0.26%, down 4 basis points, or 13%, from the 2003 level of 0.30%. Similarly, the reduction in the provision for loan losses in 2003 from 2002 was attributed to the general improvement in the overall credit quality of the loan portfolio. Nonaccrual loans ended 2003 with a balance of $847 thousand down $864 thousand, or 50%, from the $1.7 million 2002 year end balance. Additionally, loan growth for the year-ended 2003 was fairly modest at $10.2 million, or 5%. Management assesses its loan quality monthly to maintain an adequate allowance for loan losses. Based on information currently available, management believes that the allowance for loan losses is adequate to absorb potential risks in the portfolio. However, no assurance can be given that the Company may not sustain charge-offs which are in excess of the allowance in any given period. The Company’s loan portfolio composition and non-performing assets are further discussed under the financial condition section that begins on page 29.

Non-Interest Income

The following table sets forth the components of non-interest income for the years ended December 31, 2004, 2003 and 2002.

	Years Ended December 31,			Change during Year
	2004	2003	2002	2004	2003
	(dollars in thousands)
Service charges	$2,982	$1,988	$1,905	$994	$83
Increase in cash surrender values of life insurance policies	415	313	217	102	96
Merchant processing	263	235	205	28	30
Investment services	175	134	144	41	(10)
Loan origination and servicing	184	272	181	(88)	91
Gain on sale of investment securities, net	235	328	117	(93)	211
Gain on sale of loans, net	128	203	191	(75)	12
Other income	436	302	318	134	(16)

Total non-interest income	$4,818	$3,775	$3,278	$1,043	$497

2004 compared to 2003. During 2004, total non-interest income increased $1,043,000, or 28%, to $4.8 million, up from $3.8 million for 2003. The increase in non-interest income was primarily the result of increases in service charge revenue, increases in the cash surrender value of company-owned life insurance policies (“COLI”) and gains on sale of real estate slightly offset by declines in total gains recorded on the sale of loans and investment securities and fewer commissions on mortgage loans processed.

A large portion of the growth in service charge revenue resulted from an increase in the Company’s overall number of fee generating accounts. As a result of the acquisition in mid-November 2003 of five branches from a competitor, the Company began servicing over 7,300 new deposit accounts. In addition, during April 2004 the Company implemented a new overdraft privilege program for select deposit relationships thereby increasing service charge revenue. Lastly, beginning in 2004 the Company separated fee income from expenses related to its outsourced ATM and debit card activity. Largely as a result of this change, service fee income related to ATM and debit cards increased $332 thousand however, expenses related to these products recorded as outside service fees under non-interest expense increased by $173 thousand.

During the last half of 2003, the Company increased its holding in COLI by $3.2 million to provide additional coverage for an executive officer of the Company. As a result, during 2004 the Company realized a full year’s tax-exempt earnings from these policies as opposed to only half a year in 2003.

The increase in “other income” resulted from the Company recording gains of $135 thousand in June 2004 on the sale of two unused banking offices that were acquired from a competitor as part of the $45.5 million deposit purchase in mid-November 2003.

During the second half of 2004, as the rate environment began to shift upward, opportunities to record gains on the sale of investment securities significantly diminished.

Lastly, the increase in the rate environment also resulted in fewer mortgage loans referrals to our third party processor resulting in a decline in loan origination fee income as well as fewer non-conforming and specialty mortgage loans processed internally and sold by the Company.

2003 compared to 2002. During 2003, total non-interest income increased $497,000, or 15%, to $3.8 million, up from $3.3 million for 2002. The increase in non-interest income is primarily attributable to gains on the sale of investment securities, earnings on additional company-owned life insurance policies (“COLI”), mortgage loan referral fees and increases in the number of fee generating accounts. Throughout 2003 the Company took advantage of opportunities to record gains by selling $32.4 million of U.S. treasury and agency available-for-sale investment securities, gains on these securities amounted to $328 thousand. Also during 2003 the Bank increased its investment in COLI by $3.2 million to provide additional coverage for an executive officer of the Company. The increase in COLI balances resulted in an additional $96 thousand in tax-exempt earnings on the policies. Lastly, during 2003 the outsourcing of the mortgage lending unit resulted in commissions of $86 thousand on mortgage loans processed by our third-party mortgage service.

Non-Interest Expense

The following table sets forth the components of other non-interest expense for the years ended December 31, 2004, 2003 and 2002.

	Years Ended December 31,			Change during Year
	2004	2003	2002	2004	2003
	(dollars in thousands)
Salaries and employee benefits	$8,831	$7,442	$6,269	$1,389	$1,173
Occupancy and equipment	2,713	2,343	1,794	370	549
Professional fees	596	392	673	204	(281)
Business development	389	357	371	32	(14)
Armored car and courier	371	342	318	29	24
Advertising and promotion	351	288	260	63	28
Telephone	346	357	347	(11)	10
Deposit premium amortization	299	161	135	138	26
Stationery and supplies	292	349	324	(57)	25
Director compensation	284	196	228	88	(32)
Postage	261	253	184	8	69
Outside service fees	236	201	185	35	16
Insurance	236	164	171	72	(7)
Loan expenses	191	170	244	21	(74)
Other expense	187	111	101	76	10

Total non-interest expense	$15,583	$13,126	$11,604	$2,457	$1,522

2004 compared to 2003. During 2004, non-interest expense increased $2.5 million, or 19%, to $15.6 million, up from $13.1 million for 2003. The increase in non-interest expense was primarily the result of increases in salaries and employee benefits, occupancy and equipment, professional fees and deposit premium amortization.

During 2004 salaries and employee benefits increased $1.4 million, or 19%, due primarily to the staffing additions related to the full years operations of the Bank’s three new branch offices, expansion of the Company’s centralized lending function, staffing additions to manage the overall growth of the Company and increased employee benefit costs related to health-care and the Company’s salary continuation plans.

Occupancy and equipment expense increased $370 thousand, or 16%, over the prior year primarily as a result of additional depreciation and operating costs associated with the three new branches. These new branches began serving the communities of Tahoe City, Kings Beach and Loyalton in November 2003. Other increases in occupancy and equipment relate to depreciation on capitalized upgrades to the Company’s network systems.

Professional fees increased $204 thousand, or 52%, from 2003 to 2004. The increases in professional fees related primarily to several consulting projects conducted in 2004. These projects included an operational and efficiency review of the lending function, development of a plan to enhance the customer relationship management (CRM) process and development and implementation of the new overdraft privilege program.

Lastly, deposit premium amortization increased $138 thousand, or 86%, over the prior year as a result of additional premium amortization related to $45.5 million of deposits purchased in November 2003.

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

Occupancy and equipment expense increased $549 thousand, or 31% from 2002 to 2003. The increases to occupancy expense related primarily to lease costs for both the de novo branch in Tahoe City, leased centralized lending facilities in Truckee, depreciation costs associated with the Company’s new credit administration facility and remodeling costs associated with the Company’s administrative headquarters. Although opened for business in November 2003, the Tahoe City office was leased for the majority of 2003. The increases to equipment expense related primarily to additional depreciation and operating costs associated with new network security and monitoring systems, upgrades to the network’s operating system, enhancements to the item processing system and installation of a new automated teller platform system.

Professional fees decreased $281 thousand, or 42%, from 2002 to 2003. The decreases in professional fees related to significant 2002 information technology consulting projects and legal costs incurred to complete the merger and reorganization of Plumas Bank under the Company.

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

The Company’s largest historical lending categories are real estate mortgage loans, commercial loans and consumer loans. These categories accounted for approximately 38.3%, 16.0% and 22.1%, respectively of the Company’s total loan portfolio at December 31, 2004, and approximately 31.0%, 23.4% and 21.4% respectively, of the Company’s total loan portfolio at December 31, 2003. In addition, the Company’s real estate-related loans, including real estate mortgage loans, real estate construction loans, consumer equity lines of credit, and agricultural loans secured by real estate comprised 66.9% of the total loan portfolio at December 31, 2004. Moreover, the business activities of the Company currently are focused in the California counties of Plumas, Nevada, Placer, Lassen, Modoc, Shasta, and Sierra. Consequently, the results of operations and financial condition of the Company are dependent upon the general trends in these California economies and, in particular, the residential and commercial real estate markets. In addition, the concentration of the Company’s operations in these areas of California exposes it to greater risk than other banking companies with a wider geographic base in the event of catastrophes, such as earthquakes, fires and floods in these regions in California.

The rates of interest charged on variable rate loans are set at specific increments in relation to the Company’s published lending rate and vary as the Company’s lending rate changes. At December 31, 2004 and 2003, approximately 73% and 70%, respectively, of the Company’s loan portfolio was compromised of variable rate loans. While real estate mortgage, commercial and consumer lending remain the foundation of the Company’s historical loan mix, some changes in the mix have occurred due to the changing economic environment and the resulting change in demand for certain loan types. In addition, the Company remains committed to the agricultural industry in Northeastern California and will continue to pursue high quality agricultural loans as an important component of its overall loan portfolio. Agricultural loans include both commercial and commercial real estate loans. At December 31, 2004, the Company’s agricultural loans increased slightly to $31.1 million, or 11.6% of the Company’s total loan portfolio, from $26.5 million, or 12.2%, at December 31, 2003.

The following table sets forth the amounts of loans outstanding by category as of the dates indicated.

	At December 31,
	2004	2003	2002	2001	2000
	(dollars in thousands)
Real estate – mortgage	$102,125	$67,532	$66,039	$50,865	$48,878
Real estate – construction	31,964	26,194	15,175	13,705	10,118
Commercial	42,689	51,073	52,432	49,910	43,464
Consumer	59,068	46,621	48,465	47,280	43,793
Agriculture	31,067	26,537	25,610	21,916	17,751

Total loans	266,913	217,957	207,721	183,676	164,004
Less:
Deferred fees	260	530	601	748	664
Allowance for loan losses	2,762	2,564	2,471	2,153	1,888

Net loans	$263,891	$214,863	$204,649	$180,775	$161,452

The following table sets forth the maturity/repricing of gross loan categories as of December 31, 2004. Also provided with respect to such loans are the amounts due after one year, classified according to sensitivity to changes in interest rates:

		After One
	Within	Through	After
	One Year	Five Years	Five Years	Total
	(dollars in thousands)
Real estate – mortgage	$27,123	$50,000	$25,002	$102,125
Real estate – construction	20,320	8,381	3,263	31,964
Commercial	27,126	11,818	3,745	42,689
Consumer	31,792	12,023	15,253	59,068
Agriculture	17,668	8,153	5,246	31,067

Total	$124,029	$90,375	$52,509	$266,913

Loans maturing after one year with:
Fixed interest rates		$29,275	$33,824	$63,099
Variable interest rates		61,100	18,685	79,785

Total		$90,375	$52,509	$142,884

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

Net charge-offs during the year ended December 31, 2004 totaled $552,000, or 0.21% of total loans, compared to $657,000, or 0.30% of total loans, for the comparable period in 2003 and $507,000, or 0.24% of total loan for the comparable period of 2002. The allowance for loan losses stood at 1.03% of total loans as of December 31, 2004, versus 1.18% of total loans as of December 31, 2003.

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

In addition, the Company’s methodology incorporates the following accounting pronouncements in determining the adequacy of the allowance related to impaired loans:

•	Statement of Financial Accounting Standards (“SFAS”) No. 114, “Accounting by Creditors for Impairment of a Loan” and

•	SFAS 118, “Accounting by Creditors for Impairment of a Loan — Income Recognition and Disclosures.”

Specific allocations are established based on management’s periodic evaluation of loss exposure inherent in classified, impaired, and other loans in which management believes that the collection of principal and interest under the original terms of the loan agreement are in question. For purposes of this analysis, classified loans are grouped by internal risk classifications which are “special mention”, “substandard”, “doubtful”, and “loss”. Special mention loans are currently performing but are potentially weak, as the borrower has begun to exhibit deteriorating trends, which if not corrected, could jeopardize repayment of the loan and result in further downgrade. Substandard loans have well-defined weaknesses which, if not corrected, could jeopardize the full satisfaction of the debt. A loan classified as “doubtful” has critical weaknesses that make full collection of the obligation improbable. Classified loans, as defined by the Company, include loans categorized as substandard and doubtful. Loans classified as loss are immediately charged off.

Formula allocations are calculated by applying loss factors to outstanding loans with similar characteristics. Loss factors are based on the Company’s historical loss experience and on the internal risk grade of those loans and may be adjusted for significant factors that, in management’s judgment, affect the collectibility of the portfolio as of the evaluation date. The formula allocation analysis incorporates loan losses over the past twelve quarters (three years). Loss factors are adjusted to recognize and quantify the estimated loss exposure resulting from changes in market conditions and trends in the Company’s loan portfolio.

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

	At December 31,
	2004	2003	2002	2001	2000
	(dollars in thousands)
Balance at beginning of period	$2,564	$2,471	$2,153	$1,888	$1,608

Charge-offs:
Commercial and agricultural	103	295	195	215	80
Real estate mortgage	—	26	13	—	—
Real estate construction	—	6	—	—	—
Consumer	600	520	393	345	250

Total charge-offs	703	847	601	560	330

Recoveries:
Commercial and agricultural	15	45	21	15	17
Real estate mortgage	—	—	—	—	—
Real estate construction	—	—	—	—	—
Consumer	136	145	73	85	93

Total recoveries	151	190	94	100	110

Net charge-offs	552	657	507	460	220
Provision for loan losses	750	750	825	725	500

Balance at end of period	$2,762	$2,564	$2,471	$2,153	$1,888

Net charge-offs during the period to average loans	0.24%	0.31%	0.26%	0.26%	0.16%
Allowance for loan losses to total Loans	1.03%	1.18%	1.19%	1.17%	1.15%

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

Impaired loans are measured based on the present value of the expected future cash flows discounted at the loan’s effective interest rate or the fair value of the collateral if the loan is collateral dependent. The amount of impaired loans is not directly comparable to the amount of nonperforming loans disclosed later in this section. The primary differences between impaired loans and nonperforming loans is that impaired loan recognition considers not only loans 90 days or more past due, restructured loans and nonaccrual loans but also may include problem loans other than delinquent loans.

The following table sets forth the amount of the Company’s nonperforming assets as of the dates indicated. None of the Company’s loans were troubled debt restructurings.

	At December 31,
	2004	2003	2002	2001	2000
	(dollars in thousands)
Nonaccrual loans	$1,171	$847	$1,711	$1,203	$522
Loans past due 90 days or more and still accruing	36	29	75	98	3

Total nonperforming loans	1,207	876	1,786	1,301	525
Other real estate owned	—	—	125	122	300

Total nonperforming assets	$1,207	$876	$1,911	$1,423	$825

Interest income forgone on nonaccrual loans	$25	$51	$148	$72	$31
Interest income recorded on a cash basis on nonaccrual loans	$63	$143	$29	$1	$—
Nonperforming loans to total loans	0.45%	0.40%	0.86%	0.71%	0.32%
Nonperforming assets to total assets	0.29%	0.22%	0.59%	0.52%	0.34%
Allowance for loan losses to nonperforming loans	229%	293%	138%	165%	360%

At December 31, 2004 and 2003, the Company’s recorded investment in loans for which impairment has been recognized totaled $1.2 million and $0.8 million, respectively. The specific allowance for loan losses related to impaired loans was $121,000 and $59,000 at December 31, 2004 and 2003, respectively. The average recorded investment in impaired loans was $1.6 million, $2.0 million and $1.4 million during the years ended December 31, 2004, 2003 and 2002, respectively. In most cases, the Company uses the cash basis method of income recognition for impaired loans. For the years ended December 31, 2004, 2003 and 2002, the Company recognized $63,000, $143,000 and $29,000, respectively, of income on such loans.

It is the policy of management to make additions to the allowance for loan losses so that it remains adequate to absorb the inherent risk of loss in the portfolio. Management believes that the allowance at December 31, 2004 is adequate. However, the determination of the amount of the allowance is judgmental and subject to economic conditions which cannot be predicted with certainty. Accordingly, the Company cannot predict whether charge-offs of loans in excess of the allowance may be required in future periods.

Investment Portfolio and Federal Funds Sold. Total investment securities and Federal funds sold decreased $7.9 million, or 7%, to $113.3 million as of December 31, 2004, down from $121.2 million at December 31, 2003. The slight decline in these balances in 2004 directly relates to our planned migration of assets, acquired from the recent branch and deposit purchase, from the investment securities portfolio to the loan portfolio. In late 2003, when the Company initially received funds for assuming the deposit liabilities of the acquired branches, these funds were directed into shorter-term investment securities. However, over time we plan to transition these assets into higher-yielding loan balances.

The composition of the portfolio as of the end of 2004 was fairly consistent with the composition of the portfolio as of the end of 2003. The investment portfolio balances in U.S. Treasuries, U.S. Government agencies, corporate debt securities and municipal obligations comprised 9%, 69%, 9% and 13% respectively, at December 31, 2004 versus 10%, 72%, 11% and 7% respectively, at December 31, 2003.

Two trends that continue in the investment portfolio are the growth in holdings of mortgage-backed securities and tax-exempt municipal securities.

During 2003, the Company began investing in mortgage-backed securities of U.S. Government agencies to increase interest income and provide cash flows for liquidity and reinvestment opportunities. At December 31, 2004, total balances in these mortgage-backed securities amounted to $20.6 million. Although these pass-through securities typically have final maturities of between ten and fifteen years, the pass-through nature of the monthly principal and interest payments is expected to significantly reduce the average life of these securities.

Lastly, the Company has continued to expand its holdings in longer-term municipal securities. In addition to providing diversified insured investment holdings, these securities provide attractive tax equivalent yields for the Company. Since the majority of the interest earnings on these securities are not taxable, the growth in municipal securities has resulted in significantly lowering the effective tax rate of the Company.

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

The following tables summarize the values of the Company’s investment securities held on the dates indicated:

	December 31,
Available-for-sale (fair value)	2004	2003	2002
	(dollars in thousands)
U.S. Treasuries	$10,055	$11,907	$8,654
U.S. Government agencies	57,083	70,442	42,201
Corporate debt securities	9,501	10,983	—
U.S. Government agency mortgage-backed Securities	20,640	12,832	—

Total	$97,279	$106,164	$50,855

	December 31,
Held-to-maturity (amortized cost)	2004	2003	2002
	(dollars in thousands)
U.S. Government agencies	$507	$512	$2,753
Corporate debt securities	500	1,502	3,313
Municipal obligations	14,966	7,705	4,515

Total	$15,973	$9,719	$10,581

The following tables summarize the maturities of the Company’s securities at their carrying value and their weighted average yields at December 31, 2004. Yields on tax-exempt municipal obligations have been computed using a cost of funds rate of 0.71%.

(dollars in thousands)
Available-for-sale	Within One Year		One to Five Years		Five to Ten Years		Over Ten Years		Total
(market Value)	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield

U.S. Treasuries	$—	—%	$10,055	2.59%	$—	—%	$—	—%	$10,055	2.59%
U.S. Government agencies	10,984	2.06%	46,099	2.69%	—	—%	—	—%	57,083	2.57%
Corporate debt securities	—	—%	9,501	3.25%	—	—%	—	—%	9,501	3.25%
U.S. Government agency mortgage-backed securities	—	—%	—	—%	15,272	3.76%	5,368	4.36%	20,640	3.91%

Total	$10,984	2.06%	$65,655	2.76%	$15,272	3.76%	$5,368	4.36%	$97,279	2.92%

Held-to-maturity (book value)
U.S. Government agencies	$500	6.03%	$7	5.13%	$—	—%	$—	—%	$507	6.02%
Corporate debt securities	500	6.02%	—	—%	—	—%	—	—%	500	6.02%
Municipal obligations	795	4.62%	1,756	6.82%	3,652	5.71%	8,763	5.53%	14,966	5.68%

Total	$1,795	5.40%	$1,763	6.81%	$3,652	5.71%	$8,763	5.53%	$15,973	5.70%

Deposits. Total deposits were $378.6 million as of December 31, 2004, an increase of $22.7 million, or 6%, from the December 31, 2003 balance of $355.8 million. The Company continues to manage the mix of its deposits consistent with its identity as a community bank serving the financial needs of its customers. As of December 31, 2004, non-interest bearing demand deposits and interest checking deposits increased to 40.7% of total deposits versus 38.9% at December 31, 2003. Money market and savings deposits decreased slightly to 34.3% of total deposits as of December 31, 2004 compared to 34.9% as of December 31, 2003. Time deposits decreased to 25.0% of total deposits as of December 31, 2004 compared to 26.2% at December 31, 2003.

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

The following chart sets forth the distribution of the Company’s average daily deposits for the periods indicated.

	2004		2003		2002
	Average		Average		Average
	Balance	Rate %	Balance	Rate %	Balance	Rate %
	(dollars in thousands)
Non-interest-bearing deposits	$105,827		$78,301		$60,638

Interest-bearing deposits:
NOW accounts	44,244	0.13%	35,668	0.22%	33,070	0.34%
Money market accounts	65,026	0.75%	58,814	0.85%	51,776	1.50%
Savings	64,472	0.45%	48,866	0.63%	39,094	1.11%
Time deposits	93,684	1.88%	83,186	2.18%	84,195	3.12%

Total interest bearing deposits	267,426	0.97%	226,534	1.19%	208,135	1.90%

Total deposits	$373,253	0.70%	$304,835	0.89%	$268,773	1.47%

The Company’s time deposits of $100,000 or more had the following schedule of maturities at December 31, 2004:

Amount
(dollars in thousands)
Remaining Maturity:
Three months or less	$14,002
Over three months to six months	4,147
Over six months to 12 months	5,760
Over 12 months	7,368

Total	$31,277

Time deposits of $100,000 or more are generally from the Company’s local business and individual customer base. The potential impact on the Company’s liquidity from the withdrawal of these deposits is discussed in the Company’s asset and liability management committee, and is considered to be minimal.

Capital Resources

Shareholders’ Equity. Shareholders’ equity as of December 31, 2004 increased $2.1 million, or 8%, to $27.9 million from $25.7 million as of December 31, 2003. This increase was due to the retention of current period earnings of $3.6 million and to a lesser extent the net funds received from key employees and directors exercising their stock options totaling $68,000. Partially offsetting these increases were two cash dividends totaling $914,000 paid during 2004 and a decrease in the unrealized gains on available-for-sale investment securities of $658,000.

The Company and the Bank are subject to various regulatory capital requirements administered by federal banking agencies. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank’s assets, liabilities and certain off-balance sheet items as calculated under regulatory accounting practices. The Company’s capital amounts and classifications are also subject to qualitative judgments by the regulators regarding components, risk-weighting and other factors. Quantitative measures established by regulation to ensure capital adequacy require the Company to maintain minimum amounts and ratios of Total and Tier 1 capital (primarily common stock and retained earnings less goodwill) to risk-weighted assets and of Tier 1 capital to average assets. Management believes as of December 31, 2004, that both the Company and Bank exceed all capital adequacy requirements to which they are subject.

At December 31, 2004, the Company’s capital ratios decreased slightly. This decrease was primarily attributed to the continued absorption of assets related to the acquisition of five branches from a competitor in late 2003.

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

As of December 31, 2004, the Company’s and the Bank’s capital ratios exceeded applicable regulatory requirements. The following tables present the capital ratios for the Company and the Bank compared to the standards for bank holding companies and the regulatory minimum requirement for depository institutions as of December 31, 2004 (amounts in thousands except percentage amounts).

	Plumas Bancorp		Regulatory
	Actual		Minimum
	Capital	Ratio	Requirement

Leverage ratio	$32,444	7.6%	4.0%
Tier 1 capital to risk-weighted assets	$32,444	10.1%	4.0%
Total risk-based capital ratio	$35,206	10.9%	8.0%

	Plumas Bank		Regulatory
	Actual		Minimum
	Capital	Ratio	Requirement

Leverage ratio	$31,982	7.5%	4.0%
Tier 1 capital to risk-weighted assets	$31,982	10.0%	4.0%
Total risk-based capital ratio	$34,744	10.8%	8.0%

The current and projected capital positions of the Company and the Bank and the impact of capital plans and long-term strategies are reviewed regularly by management. The Company policy is to maintain the Bank’s ratios above the prescribed well-capitalized leverage, Tier 1 risk-based and total risk-based capital ratios of 5%, 6% and 10%, respectively, at all times.

Off-Balance Sheet Arrangements

Loan Commitments. In the normal course of business, there are various commitments outstanding to extend credits that are not reflected in the financial statements. Commitments to extend credit and letters of credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Annual review of commercial credit lines, letters of credit and ongoing monitoring of outstanding balances reduces the risk of loss associated with these commitments. As of December 31, 2004, the Company had $90.1 million in unfunded loan commitments and $1.8 million in letters of credit. Of the $90.1 million in unfunded loan commitments, $59.3 million and $30.8 million represented commitments to commercial and consumer customers, respectively. Of the total unfunded commitments at December 31, 2004, $57.0 million were secured by real estate, of which $35.9 million was secured by commercial real estate and $21.1 million was secured by residential real estate in the form of equity lines of credit. The commercial loan commitments not secured by real estate primarily represent business lines of credit, while the consumer loan commitments not secured by real estate primarily represent revolving credit card lines. Since, some of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessary represent future cash requirements.

Operating Leases. The Company leases three depository branches as well as one administrative lending office and four automated teller machine locations used in the normal course of business throughout six counties in the Company’s service area.

Total rental expenses under all operating leases, including premises, totaled $264,000, $179,000 and $85,000, in 2004, 2003 and 2002 respectively. The expiration dates of the leases vary, with the first such lease expiring during 2006 and the last such lease expiring during 2008.

Contractual Obligations and Commitments

The Company’s contractual obligations and commitments are comprised of the junior subordinated deferrable interest debentures and operating lease obligations and a mortgage for various banking facilities. As of December 31, 2004, future contractual obligations of the Company are as follows:

	Contractual Obligations Due by Period
(dollars in thousands)	Total	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years

Long-term debt obligations:
Junior subordinated deferrable Interest debentures	$6,186	$—	$—	$—	$6,186
Operating lease obligations	569	245	294	30	—
Other long-term liabilities:
Salary continuation	2,087	8	18	21	2,040
Branch mortgage	80	8	18	22	32

Total contractual liabilities	$8,922	$261	$330	$73	$8,258

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

The Company has unsecured short-term borrowing agreements with two of its correspondent banks in the amounts of $10 million and $5 million. In addition, the Company can borrow up to $60.9 million from the Federal Home

Loan Bank secured by commercial and residential mortgage loans. There was a $1 million short-term borrowing at December 31, 2004 but no borrowings outstanding at December 31, 2003 and 2002.

Customer deposits are the Company’s primary source of funds. Deposits totaled $378.6 million at December 31, 2004, an increase of $22.7 million, or 6%, from the December 31, 2003 balance of $355.8 million. Those funds are held in various forms with varying maturities. The Company does not accept brokered deposits. The Company’s securities portfolio, Federal funds sold, and cash and due from banks serve as the primary sources of liquidity, providing adequate funding for loans during periods of high loan demand. During periods of decreased lending, funds obtained from the maturing or sale of investments, loan payments, and new deposits are invested in short-term earning assets, such as Federal funds sold and investment securities, to serve as a source of funding for future loan growth. Management believes that the Company’s available sources of funds, including short-term borrowings, will provide adequate liquidity for its operations in the foreseeable future.

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

Interest rate risk is managed by the Company’s Asset Liability Committee (“ALCO”), which includes members of senior management. The ALCO monitors interest rate risk by analyzing the potential impact on net interest income from potential changes in interest rates and considers the impact of alternative strategies or changes in balance sheet structure. The ALCO manages the Company’s balance sheet in part to maintain the potential impact on net interest income within acceptable ranges despite changes in interest rates. The Company’s exposure to interest rate risk is reviewed on at least a quarterly basis by ALCO.

Net Interest Income Simulation. In order to measure interest rate risk at December 31, 2004, the Company used a simulation model to project changes in net interest income that result from forecasted changes in interest rates. This analysis which is performed quarterly by management, calculates the difference between net interest income forecasted using a rising and falling interest rate scenario and net interest income forecast using a base market interest rate derived from the current treasury yield curve. The income simulation model includes various assumptions regarding the repricing relationships for each of the Company’s products. Many of the Company’s assets are floating rate loans, which are assumed to reprice immediately and to the same extent as the change in market rates according to their contracted index. Some loans and investment vehicles include the opportunity of prepayment (imbedded options) and accordingly the simulation model uses national indexes to estimate these prepayments and reinvest their proceeds at current yields. The Company’s non-term deposit products reprice more slowly, usually changing less than the change in market rates and at the discretion of the Company.

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

The following table reflects the Company’s projected net interest income sensitivity analysis based on year-end data:

	December 31, 2004		December 31, 2003
	Adjusted Net	Percent	Adjusted Net	Percent
	Interest Income	Change	Interest Income	Change
Change in Rates	(in thousands)	From Base	(in thousands)	From Base

Up 300 basis points	$25,844	24.0%	$20,353	18.5%
Up 200 basis points	24,032	15.3%	18,972	10.4%
Up 100 basis points	22,304	7.0%	17,884	4.1%
Base scenario	20,836	—%	17,182	—%
Down 100 basis points	20,221	-2.9%	16,391	-4.6%
Down 200 basis points	19,074	-8.5%	15,374	-10.5%
Down 300 basis points	17,682	-15.1%	14,804	-13.8%

For the rising and falling interest rate scenarios, the base market interest rate forecast was increased or decreased, on an instantaneous and sustained basis, by 100, 200 and 300 basis points. At December 31, 2004, with the exception of the “up 300 basis points” scenario, the Company’s net interest income exposure related to these hypothetical changes in market interest rate was within the current guidelines established by the Company. For the “up 300 basis points” scenario the Company’s net interest income exposure exceeded the guidelines established by $841 thousand, or 4%. Management expects to return the Company’s interest exposure to compliance with its internally established guidelines for a rapidly rising rate scenario by controlling the Company’s future growth in interest earning assets and interest bearing liabilities.

Unaudited Quarterly Statement of Operations Data

	Q4	Q3	Q2	Q1	Q4	Q3	Q2	Q1
	2004	2004	2004	2004	2003	2003	2003	2003
	(dollars in thousands)
Net interest income	$4,689	$4,414	$4,040	$4,019	$3,943	$3,863	$3,908	$3,686
Provision for loan losses	150	300	150	150	125	175	225	225
Non-interest income	1,172	1,274	1,342	1,030	1,203	893	876	803
Non-interest expense	3,989	3,920	3,913	3,761	3,506	3,298	3,236	3,086

Income before income taxes	1,722	1,468	1,319	1,138	1,515	1,283	1,323	1,178
Income taxes	583	537	469	412	532	501	523	462

Net income	$1,139	$931	$850	$726	$983	$782	$800	$716

Per share:
Basic earnings per share	$0.35	$0.29	$0.26	$0.22	$0.31	$0.24	$0.25	$0.22
Diluted earnings per share	$0.34	$0.28	$0.25	$0.22	$0.29	$0.24	$0.24	$0.22

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The following consolidated financial statements of Plumas Bancorp and subsidiary, and independent auditor’s report included in the Annual Report of Plumas Bancorp to its shareholders for the years ended December 31, 2004, 2003 and 2002.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Shareholders and
     Board of Directors
Plumas Bancorp

     We have audited the accompanying consolidated balance sheet of Plumas Bancorp and subsidiary as of December 31, 2004 and 2003, and the related consolidated statements of income, changes in shareholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2004. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

     We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Plumas Bancorp and subsidiary as of December 31, 2004 and 2003 and the consolidated results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2004, in conformity with accounting principles generally accepted in the United States of America.

/s/ PERRY-SMITH LLP

Sacramento, California
March 21, 2005

PLUMAS BANCORP AND SUBSIDIARY

CONSOLIDATED BALANCE SHEET

December 31, 2004 and 2003

	2004	2003
ASSETS

Cash and due from banks	$11,444,000	$24,717,000
Federal funds sold		5,295,000

Total cash and cash equivalents	11,444,000	30,012,000

Loans held for sale, at lower of cost or market value		276,000
Investment securities (Notes 3 and 7)	113,252,000	115,883,000
Loans, less allowance for loan losses of $2,762,000 in 2004 and $2,564,000 in 2003 (Notes 4, 7, 9 and 13)	263,891,000	214,863,000
Premises and equipment, net (Note 5)	9,793,000	10,306,000
Intangible assets, net (Note 17)	1,939,000	2,238,000
Company owned life insurance (Note 14)	8,362,000	8,013,000
Accrued interest receivable and other assets (Note 12)	8,665,000	8,671,000

Total assets	$417,346,000	$390,262,000

LIABILITIES AND SHAREHOLDERS’ EQUITY

Deposits:
Non-interest bearing	$108,556,000	$96,830,000
Interest bearing (Note 6)	270,011,000	259,012,000

Total deposits	378,567,000	355,842,000

Federal funds purchased (Note 7)	1,035,000
Accrued interest payable and other liabilities	3,667,000	2,485,000
Junior subordinated deferrable interest debentures (Note 8)	6,186,000	6,186,000

Total liabilities	389,455,000	364,513,000

Commitments and contingencies (Note 9)

Shareholders’ equity (Note 10):
Serial preferred stock — no par value; 10,000,000 shares authorized; none issued	—	—
Common stock — no par value; 15,000,000 shares authorized; issued and outstanding – 3,267,465 shares in 2004 and 3,242,027 shares in 2003	4,013,000	3,945,000
Retained earnings	24,370,000	21,638,000
Accumulated other comprehensive (loss) income (Notes 3 and 15)	(492,000)	166,000

Total shareholders’ equity	27,891,000	25,749,000

Total liabilities and shareholders’ equity	$417,346,000	$390,262,000

The accompanying notes are an integral
part of these consolidated financial statements.

PLUMAS BANCORP AND SUBSIDIARY

CONSOLIDATED STATEMENT OF INCOME

For the Years Ended December 31, 2004, 2003 and 2002

	2004	2003	2002
Interest income:
Interest and fees on loans	$16,423,000	$16,046,000	$16,013,000
Interest on investment securities:
Taxable	3,044,000	2,074,000	1,922,000
Exempt from Federal income taxes	439,000	147,000	143,000
Interest on Federal funds sold	163,000	116,000	275,000
Interest on loans held for sale	7,000	30,000	36,000

Total interest income	20,076,000	18,413,000	18,389,000

Interest expense:
Interest on deposits (Note 6)	2,600,000	2,703,000	3,945,000
Interest on short-term borrowings (Note 7)	9,000	22,000	6,000
Interest on junior subordinated deferrable interest debentures (Note 8)	305,000	288,000	87,000

Total interest expense	2,914,000	3,013,000	4,038,000

Net interest income before provision for loan losses	17,162,000	15,400,000	14,351,000

Provision for loan losses (Note 4)	750,000	750,000	825,000

Net interest income after provision for loan losses	16,412,000	14,650,000	13,526,000

Non-interest income:
Service charges	2,982,000	1,988,000	1,905,000
Gain on sale of loans	128,000	203,000	191,000
Gain on sale of available-for-sale investment securities, net (Notes 3 and 15)	235,000	328,000	117,000
Earnings on company owned life insurance policies (Note 14)	415,000	313,000	217,000
Other	1,058,000	943,000	848,000

Total non-interest income	4,818,000	3,775,000	3,278,000

(Continued)

PLUMAS BANCORP AND SUBSIDIARY

CONSOLIDATED STATEMENT OF INCOME
(Continued)
For the Years Ended December 31, 2004, 2003 and 2002

	2004	2003	2002
Non-interest expenses:
Salaries and employee benefits (Notes 4 and 14)	$8,831,000	$7,442,000	$6,269,000
Occupancy and equipment (Notes 5 and 9)	2,713,000	2,343,000	1,794,000
Other (Note 11)	4,039,000	3,341,000	3,541,000

Total non-interest expenses	15,583,000	13,126,000	11,604,000

Income before provision for income taxes	5,647,000	5,299,000	5,200,000

Provision for income taxes (Note 12)	2,001,000	2,018,000	2,046,000

Net income	$3,646,000	$3,281,000	$3,154,000

Basic earnings per share (Note 10)	$1.12	$1.02	$0.99

Diluted earnings per share (Note 10)	$1.09	$0.99	$0.96

The accompanying notes are an integral
part of these consolidated financial statements.

PLUMAS BANCORP AND SUBSIDIARY

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

For the Years Ended December 31, 2004, 2003 and 2002

					Accumulated
					Other
			Additional		Comprehensive	Total	Total
	Common Stock		Paid-In	Retained	(Loss) Income	Shareholders’	Comprehensive
	Shares	Amount	Capital	Earnings	(Net of Taxes)	Equity	Income
Balance, January 1, 2002	3,192,335	$2,347,000	$1,276,000	$16,846,000	$148,000	$20,617,000

Comprehensive income (Note 15):
Net income				3,154,000		3,154,000	$3,154,000
Other comprehensive income, net of tax:
Net change in unrealized gains on available-for-sale investment securities					262,000	262,000	262,000

Total comprehensive income							$3,416,000

Cash dividends — $.27 per share				(867,000)		(867,000)
Stock options exercised and related tax benefit (Note 10)	17,306	108,000	16,000			124,000
Reorganization of Plumas Bank under Plumas Bancorp – exchange of common stock		1,292,000	(1,292,000)
Fractional shares repurchased as a result of three-for-two stock split	(324)	(4,000)				(4,000)

Balance, December 31, 2002	3,209,317	3,743,000		19,133,000	410,000	23,286,000

Comprehensive income (Note 15):
Net income				3,281,000		3,281,000	$3,281,000
Other comprehensive loss, net of tax:
Net change in unrealized gains on available-for-sale investment securities					(244,000)	(244,000)	(244,000)

Total comprehensive income							$3,037,000

Cash dividends — $.24 per share				(776,000)		(776,000)
Retirement of common stock in connection with the exercise of stock options (Note 10)	(4,253)	(74,000)				(74,000)
Stock options exercised and related tax benefit (Note 10)	36,963	276,000				276,000

Balance, December 31, 2003	3,242,027	3,945,000		21,638,000	166,000	25,749,000

(Continued)

PLUMAS BANCORP AND SUBSIDIARY

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY
(Continued)
For the Years Ended December 31, 2004, 2003 and 2002

					Accumulated
					Other
			Additional		Comprehensive	Total	Total
	Common Stock		Paid-In	Retained	(Loss) Income	Shareholders’	Comprehensive
	Shares	Amount	Capital	Earnings	(Net of Taxes)	Equity	Income
Balance, December 31, 2003	3,242,027	$3,945,000		$21,638,000	$166,000	$25,749,000

Comprehensive income (Note 15):
Net income				3,646,000		3,646,000	$3,646,000
Other comprehensive loss, net of tax:
Net change in unrealized gains (losses) on available-for-sale investment securities (Note 3)					(658,000)	(658,000)	(658,000)

Total comprehensive income							$2,988,000

Cash dividends — $.28 per share				(914,000)		(914,000)
Retirement of common stock in connection with the exercise of stock options (Note 10)	(8,974)	(176,000)				(176,000)
Stock options exercised and related tax benefit (Note 10)	34,412	244,000				244,000

Balance, December 31, 2004	3,267,465	$4,013,000	$—	$24,370,000	$(492,000)	$27,891,000

	2004	2003	2002
Disclosure of reclassification amount, net of taxes (Note 15):

Unrealized holding (losses) gains arising during the year	$(523,000)	$(50,000)	$331,000
Reclassification adjustment for gains included in net income	135,000	194,000	69,000

Net unrealized (losses) gains on available-for-sale investment securities	$(658,000)	$(244,000)	$262,000

The accompanying notes are an integral
part of these consolidated financial statements.

PLUMAS BANCORP AND SUBSIDIARY

CONSOLIDATED STATEMENT OF CASH FLOWS

For the Years Ended December 31, 2004, 2003 and 2002

	2004	2003	2002
Cash flows from operating activities:
Net income	$3,646,000	$3,281,000	$3,154,000
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	750,000	750,000	825,000
Decrease in deferred loan origination fees, net	(270,000)	(71,000)	(147,000)
Depreciation and amortization	1,625,000	1,314,000	1,060,000
Net gain on sale of available-for- sale investment securities	(235,000)	(328,000)	(117,000)
Amortization of investment security premiums	918,000	1,200,000	279,000
Accretion of investment security discounts	(87,000)	(24,000)	(71,000)
Net (gain) loss on sale of premises and equipment	(4,000)	3,000	24,000
Net gain on sale of other real estate	(141,000)	(71,000)
Net loss on judgement receivable	53,000
Net loss on sale of other vehicles	22,000
Recovery of impairment on held-to- maturity investment security			(60,000)
Writedown of other real estate to fair value	18,000		13,000
Net decrease (increase) in loans held for sale	276,000	1,196,000	(823,000)
Increase in cash surrender value of life insurance policies, net	(349,000)	(278,000)	(183,000)
Increase in accrued interest receivable and other assets	(217,000)	(1,060,000)	(769,000)
Increase (decrease) in accrued interest payable and other liabilities	2,217,000	221,000	(30,000)
Provision for deferred income taxes	82,000	28,000	31,000

Net cash provided by operating activities	8,304,000	6,161,000	3,186,000

(Continued)

PLUMAS BANCORP AND SUBSIDIARY

CONSOLIDATED STATEMENT OF CASH FLOWS
(Continued)
For the Years Ended December 31, 2003, 2002 and 2001

	2004	2003	2002
Cash flows from investing activities:
Cash acquired in the purchase of selected assets and liabilities of another bank		$42,520,000
Proceeds from matured and called available-for-sale investment securities	$2,355,000	15,000,000	$16,996,000
Proceeds from matured and called held-to-maturity investment securities	15,320,000	6,237,000	8,056,000
Proceeds from sale of available- for-sale investment securities	36,309,000	32,426,000	4,639,000
Purchases of available-for-sale investment securities	(47,147,000)	(104,217,000)	(47,400,000)
Purchases of held-to-maturity investment securities	(8,827,000)	(6,174,000)	(687,000)
Proceeds from principal repayments from available-for-sale government- guaranteed mortgage-backed securities	2,722,000	695,000	796,000
Proceeds from principal repayments from held-to-maturity government- guaranteed mortgage-backed securities	181,000	322,000	2,422,000
Net increase in loans	(49,745,000)	(12,338,000)	(24,690,000)
Proceeds from sale of other real estate	890,000	370,000
Proceeds from sale of premises and equipment			3,000
Purchases of premises and equipment	(809,000)	(1,587,000)	(2,142,000)
Purchase of company owned life insurance		(3,170,000)	(510,000)

Net cash used in investing activities	(48,751,000)	(29,916,000)	(42,517,000)

(Continued)

PLUMAS BANCORP AND SUBSIDIARY

CONSOLIDATED STATEMENT OF CASH FLOWS
(Continued)
For the Years Ended December 31, 2004, 2003 and 2002

	2004	2003	2002
Cash flows from financing activities:
Net increase in demand, interest- bearing and savings deposits	$21,535,000	$19,114,000	$45,275,000
Net increase (decrease) in time deposits	1,190,000	(2,677,000)	(3,541,000)
Proceeds from exercise of stock options	68,000	176,000	124,000
Proceeds from the issuance of junior subordinated deferrable interest debentures			6,186,000
Cash paid to repurchase fractional shares			(4,000)
Payment of cash dividends	(914,000)	(776,000)	(867,000)

Net cash provided by financing activities	21,879,000	15,837,000	47,173,000

(Decrease) increase in cash and cash equivalents	(18,568,000)	(7,918,000)	7,842,000

Cash and cash equivalents at beginning of year	30,012,000	37,930,000	30,088,000

Cash and cash equivalents at end of year	$11,444,000	$30,012,000	$37,930,000

Supplemental disclosure of cash flow information:

Cash paid during the year for:
Interest expense	$2,881,000	$3,123,000	$4,272,000
Income taxes	$1,612,000	$2,052,000	$2,079,000

Non-cash investing activities:
Real estate acquired through foreclosure	$145,000	$175,000	$138,000
Vehicles acquired through repossession	$92,000
Reclassification of loans to other assets (Note 4)		$1,399,000
Net change in unrealized (loss) gain on available-for-sale investment securities	$(1,122,000)	$(415,000)	$446,000

Non-cash financing activities:
Common stock retired in connection with the exercise of stock options	$176,000	$74,000

(Continued)

PLUMAS BANCORP AND SUBSIDIARY

CONSOLIDATED STATEMENT OF CASH FLOWS
(Continued)
For the Years Ended December 31, 2004, 2003 and 2002

	2004	2003	2002
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

On January 17, 2002, Plumas Bancorp (the “Company”) was incorporated as a bank holding company for the purpose of acquiring Plumas Bank (the “Bank”) in a one bank holding company reorganization. This corporate structure gives the Company and the Bank greater flexibility in terms of operation expansion and diversification. The reorganization was approved by the Company’s shareholders on May 29, 2002, and all required regulatory approvals with respect to the reorganization were obtained. The reorganization was consummated on June 21, 2002, subsequent to which the Bank continued its operations as previously conducted, but as a wholly owned subsidiary of the Company. The Company formed Plumas Statutory Trust I (the “Trust”) for the sole purpose of issuing trust preferred securities on September 26, 2002.

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

Plumas Statutory Trust I is not consolidated into the Company’s consolidated financial statements and, accordingly, is accounted for under the equity method. The Company’s investment in the Trust of $186,000 is included in accrued interest receivable and other assets on the consolidated balance sheet. The junior subordinated debentures issued and guaranteed by the Company and held by the Trust are reflected as debt on the consolidated balance sheet.

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

Cash and Cash Equivalents

For the purpose of the statement of cash flows, cash and due from banks and Federal funds sold are considered to be cash equivalents. Generally, Federal funds are sold for one day periods. Cash held with other federally insured institutions in excess of FDIC limits as of December 31, 2004 was $49,000.

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

Investment securities are evaluated for impairment on at least a quarterly basis and more frequently when economic or market conditions warrant such an evaluation to determine whether a decline in their value is other than temporary. Management utilizes criteria such as the magnitude and duration of the decline and the intent and ability of the Company to retain its investment in the securities for a period of time sufficient to allow for an anticipated recovery in fair value, in addition to the reasons underlying the decline, to determine whether the loss in value is other than temporary. The term “other than temporary” is not intended to indicate that the decline is permanent, but indicates that the prospects for a near-term recovery of value is not necessarily favorable, or that there is a lack of evidence to support a realizable value equal to or greater than the carrying value of the investment. Once a decline in value is determined to be other than temporary, the value of the security is reduced and a corresponding charge to earnings is recognized.

PLUMAS BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Investment in Federal Home Loan Bank Stock

As a member of the Federal Home Loan Bank System, the Bank is required to maintain an investment in the capital stock of the Federal Home Loan Bank. The investment is carried at cost. At December 31, 2004 and 2003, Federal Home Loan Bank stock totaled $1,827,000 and $755,000, respectively. On the consolidated balance sheet, Federal Home Loan Bank stock is included in accrued interest receivable and other assets.

Loans Held for Sale, Loan Sales and Servicing

The Company accounts for the transfer and servicing of financial assets based on the financial and servicing assets it controls and liabilities it has incurred, derecognizes financial assets when control has been surrendered, and derecognizes liabilities when extinguished.

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

Government Guaranteed Loans

Included in the portfolio are loans which are 75% to 90% guaranteed by the Small Business Administration (SBA), US Department of Agriculture Rural Business Cooperative Service (RBS) and Farm Services Agency (FSA). The guaranteed portion of these loans may be sold to a third party, with the Bank retaining the unguaranteed portion. The Company generally receives a premium in excess of the adjusted carrying value of the loan at the time of sale. The Company may be required to refund a portion of the sales premium if the borrower defaults or prepays within ninety days of the settlement date. At December 31, 2004, the premiums and guaranteed portion of these sold loans subject to these recourse provisions totaled $53,000 and $1,088,000, respectively.

PLUMAS BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Loans Held for Sale, Loan Sales and Servicing (Continued)

Government Guaranteed Loans (Continued)

The Company’s investment in the loan is allocated between the retained portion of the loan, the servicing asset, the interest-only (IO) strip, and the sold portion of the loan based on their relative fair values on the date the loan is sold. The gain on the sold portion of the loan is recognized as income at the time of sale. The carrying value of the retained portion of the loan is discounted based on the estimated value of a comparable non-guaranteed loan. The servicing asset is recognized and amortized over the estimated life of the related loan (see Note 4). Assets (accounted for as interest-only (IO) strips) are recorded at the fair value of the difference between note rates and rates paid to purchasers (the interest spread) and contractual servicing fees, if applicable. IO strips are carried at fair value with gains or losses recorded as a component of shareholders’ equity, similar to available-for-sale investment securities. Significant future prepayments of these loans will result in the recognition of additional amortization of related servicing assets and an adjustment to the carrying value of related IO strips.

The Company serviced SBA and RBS government guaranteed loans for others totaling $3,001,000 and $2,889,000 as of December 31, 2004 and 2003, respectively.

Mortgage Loans

The Company originates mortgage loans that are either held in the Company’s loan portfolio or sold in the secondary market. Loans held-for-sale are carried at the lower of cost or market value. Market value is determined by the specific identification method as of the balance sheet date or the date which the purchasers have committed to purchase the loans. At the time the loan is sold, the related right to service the loan is either retained, with the Bank earning future servicing income, or released in exchange for a one-time servicing-released premium. Loans subsequently transferred to the loan portfolio are transferred at the lower of cost or market value at the date of transfer. Any difference between the carrying amount of the loan and its outstanding principal balance is recognized as an adjustment to yield by the interest method.

The Company may be required to refund a portion of the premiums and repurchase a portion of the loans that are sold if the borrower defaults within one hundred and eighty days of the settlement date. At December 31, 2004, the premiums and sold loans subject to these recourse provisions totaled $10,000 and $1,064,000, respectively.

The Company serviced loans for the Federal National Mortgage Association (FNMA) totaling $9,817,000 and $12,518,000 as of December 31, 2004 and 2003, respectively.

Participation Loans

The Company also serviced loans which it has participated with other financial institutions totaling $1,667,000 and $5,109,000 as of December 31, 2004 and 2003, respectively.

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

Allowance for Loan Losses

The allowance for loan losses is maintained to provide for losses related to impaired loans and other losses that can be expected to occur in the normal course of business. The determination of the allowance is based on estimates made by management, to include consideration of the character of the loan portfolio, specifically identified problem loans, potential losses inherent in the portfolio taken as a whole and economic conditions in the Company’s service area.

Loans determined to be impaired or classified are individually evaluated by management for specific risk of loss. In addition, reserve factors are assigned to currently performing loans based on management’s assessment of the following for each identified loan type: (1) inherent credit risk, (2) historical losses and, (3) where the Company has not experienced losses, the loss experience of peer banks. These estimates are particularly susceptible to changes in the economic environment and market conditions.

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

Allowance for Loan Losses (Continued)

The allowance is established through a provision for loan losses which is charged to expense. Additions to the allowance are expected to maintain the adequacy of the total allowance after credit losses and loan growth. The allowance for loan losses at December 31, 2004 and 2003, respectively, reflects management’s estimate of possible losses in the portfolio.

Other Real Estate

Other real estate includes former Bank premises with balances of $105,000 and $690,000 at December 31, 2004 and 2003, respectively. At December 31, 2004 and 2003, the Company had no investment in real estate acquired in full or partial settlement of loan obligations. When property is acquired, any excess of the Bank’s recorded investment in the loan balance and accrued interest income over the estimated fair market value of the property less costs to sell is charged against the allowance for loan losses. A valuation allowance for losses on other real estate is maintained to provide for temporary declines in value. The allowance is established through a provision for losses on other real estate which is included in other expenses. Subsequent gains or losses on sales or writedowns resulting from permanent impairment are recorded in other income or expenses as incurred.

Premises and Equipment

Premises and equipment are carried at cost. Depreciation is determined using the straight-line method over the estimated useful lives of the related assets. The useful lives of premises are estimated to be twenty to thirty years. The useful lives of furniture, fixtures and equipment are estimated to be two to ten years. Leasehold improvements are amortized over the life of the asset or the life of the related lease, whichever is shorter. When assets are sold or otherwise disposed of, the cost and related accumulated depreciation or amortization are removed from the accounts, and any resulting gain or loss is recognized in income for the period. The cost of maintenance and repairs is charged to expense as incurred. The Company evaluates premises and equipment for financial impairment as events or changes in circumstances indicate that the carrying amount of such assets may not be fully recoverable.

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

Income Taxes (Continued)

Deferred tax assets and liabilities are recognized for the tax consequences of temporary differences between the reported amount of assets and liabilities and their tax bases. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment. On the consolidated balance sheet, net deferred tax assets are included in accrued interest receivable and other assets.

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

Stock-Based Compensation

At December 31, 2004, the Company had two stock-based compensation plans, the Plumas Bank 2001 and 1991 Stock Option Plans, which are described more fully in Note 10. The Company accounts for these plans under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted under these plans had an exercise price equal to the market value of the underlying common stock on the date of grant.

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

PLUMAS BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

	2004	2003	2002
Net income, as reported	$3,646,000	$3,281,000	$3,154,000
Deduct: Total stock-based compensation expense determined under the fair value based method for all awards, net of related tax effects	144,000	91,000	165,000

Pro forma net income	$3,502,000	$3,190,000	$2,989,000

Basic earnings per share — as reported	$1.12	$1.02	$.99

Basic earnings per share — pro forma	$1.07	$.99	$.93

Diluted earnings per share — as reported	$1.09	$.99	$.96
Diluted earnings per share — pro forma	$1.06	$.97	$.92

Weighted average fair value of options granted during the year	$5.09	$5.30	$4.72

The fair value of each option was estimated on the date of grant using an option-pricing model with the following assumptions:

	2004	2003	2002
Dividend yield	1.44%	1.29%	1.67%
Expected volatility	51.54%	38.74%	27.38%
Risk-free interest rate	3.46%	3.07%	3.01%

Expected option life	5 years	5 years	3 to 5 years

Reclassifications

Certain reclassifications have been made to prior years’ balances to conform to classifications used in 2004.

PLUMAS BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Impact of New Financial Accounting Standards

Other-Than-Temporary Impairment of Certain Investments

In June 2004, the Financial Accounting Standards Board (FASB) ratified Emerging Issues Task Force (EITF) Issue 03-1, The Meaning of Other-than-Temporary Impairment and Its Application to Certain Investments (EITF 03-1). EITF 03-1 includes additional guidance for evaluating and recording impairment losses on debt and equity investments, as well as disclosure requirements for investments that are deemed to be temporarily impaired. The proposed guidance indicates that an investor must have the intent and ability to hold an investment until a forecasted recovery of the fair value up to or beyond the cost of the investment in order to determine that any impairment is temporary. In September 2004, the FASB delayed the effective date of the recognition and measurement guidance of EITF 03-1, pending further deliberations. The disclosures for investments that are deemed temporarily impaired are included in Note 3 to the consolidated financial statements. Once the FASB has reached a final decision on the measurement and recognition provisions, the Company will evaluate the impact of the adoption of EITF 03-1.

Share-Based Payments

In December 2004, the FASB issued Statement Number 123 (revised 2004) (FAS 123 (R)), Share-Based Payments. FAS 123 (R) requires all entities to recognize compensation expense in an amount equal to the fair value of share-based payments such as stock options granted to employees. The Company is required to apply FAS 123 (R) on a modified prospective method. Under this method, the Company is required to record compensation expense (as previous awards continue to vest) for the unvested portion of previously granted awards that remain outstanding at the date of adoption. In addition, the Company may elect to adopt FAS 123 (R) by restating previously issued financial statements, basing the expense on that previously reported in their pro forma disclosures required by FAS 123. FAS 123 (R) is effective for the first reporting period beginning after June 15, 2005. Management has not completed its evaluation of the effect that FAS 123 (R) will have, but believes that the effect will be consistent with its previous pro forma disclosures.

Accounting for Certain Loans or Debt Securities Acquired in a Transfer

In December 2003, the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants issued Statement of Position 03-03, Accounting for Certain Loans or Debt Securities Acquired in a Transfer (SOP). This SOP addresses accounting for differences between contractual cash flows and cash flows expected to be collected from an investor’s initial investment in loans or debt securities (loans) acquired in a transfer if those differences are attributable, at least in part, to credit quality. It also includes such loans acquired in purchase business combinations. This SOP does not apply to loans originated by the entity. This SOP limits the yield that may be accreted and requires that the excess of contractual cash flows over cash flows expected to be collected not be recognized as an adjustment of yield, loss accrual, or valuation allowance.

PLUMAS BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Impact of New Financial Accounting Standards (Continued)

Accounting for Certain Loans or Debt Securities Acquired in a Transfer (Continued)

This SOP prohibits “carrying over” or creation of valuation allowances in the initial accounting for loans acquired in a transfer that are within its scope. The prohibition of the valuation allowance carryover applies to the purchase of an individual loan, a pool of loans, a group of loans, and loans acquired in a purchase business combination.

This SOP is effective for loans acquired in fiscal years beginning after December 15, 2004. In management’s opinion, the adoption of this pronouncement will not have a material impact on the Company’s financial position or results of operations.

3.	INVESTMENT SECURITIES

The amortized cost and estimated fair value of investment securities at December 31, 2004 and 2003 consisted of the following:

Available-for-Sale:

	2004
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Debt securities:
U.S. Treasury securities	$10,161,000		$(106,000)	10,055,000
U.S. Government agencies	57,514,000	$2,000	(433,000)	57,083,000
U.S. Government agencies collateralized by mortgage obligations	20,848,000	8,000	(216,000)	20,640,000
Corporate debt securities	9,594,000		(93,000)	9,501,000

	$98,117,000	$10,000	$(848,000)	$97,279,000

Net unrealized losses on available-for-sale investment securities totaling $838,000 were recorded, net of $346,000 in tax benefits, as accumulated other comprehensive loss within shareholders’ equity at December 31, 2004. Proceeds and gross realized gains from the sale of available-for-sale investment securities for the year ended December 31, 2004 totaled $36,309,000 and $235,000, respectively.

	2003
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Debt securities:
U.S. Treasury securities	$11,861,000	$52,000	$(6,000)	$11,907,000
U.S. Government agencies	83,092,000	294,000	(112,000)	83,274,000
Corporate debt securities	10,928,000	70,000	(15,000)	10,983,000

	$105,881,000	$416,000	$(133,000)	$106,164,000

PLUMAS BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

3.	INVESTMENT SECURITIES (Continued)

Available-for-Sale: (Continued)

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

Held-to-Maturity:

	2004
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Debt securities:
U.S. Government agencies	$507,000	$2,000		$509,000
Obligations of states and political subdivisions	14,966,000	169,000	$(45,000)	15,090,000
Corporate debt securities	500,000	12,000		512,000

	$15,973,000	$183,000	$(45,000)	$16,111,000

	2003
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Debt securities:
U.S. Government agencies	$512,000	$27,000		$539,000
Obligations of states and political subdivisions	7,705,000	155,000	$(10,000)	7,850,000
Corporate debt securities	1,502,000	47,000		1,549,000

	$9,719,000	$229,000	$(10,000)	$9,938,000

There were no sales or transfers of held-to-maturity investment securities during the years ended December 31, 2004, 2003 and 2002.

PLUMAS BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

3.	INVESTMENT SECURITIES (Continued)

Investment securities with unrealized losses at December 31, 2004 are summarized and classified according to the duration of the loss period as follows:

	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
Debt securities:
U.S. Treasury securities	$5,047,000	$43,000	$5,008,000	$63,000	$10,055,000	$106,000
U.S. Government agencies	38,470,000	271,000	14,097,000	162,000	52,567,000	433,000
Obligations of states and political subdivisions	5,172,000	44,000	292,000	1,000	5,464,000	45,000
U.S. Government agencies collateralized by mortgage obligations	13,042,000	179,000	5,866,000	37,000	18,908,000	216,000
Corporate debt securities	5,893,000	59,000	3,608,000	34,000	9,501,000	93,000

	$67,624,000	$596,000	$28,871,008	$297,000	$96,495,000	$893,000

At December 31, 2004, the Company held 149 investment securities of which 75 were in a loss position for less than twelve months and 28 were in a loss position and had been in a loss position for twelve months or more. Management periodically evaluates each investment security for other than temporary impairment, relying primarily on industry analyst reports and observation of market conditions and interest rate fluctuations. Management believes it will be able to collect all amounts due according to the contractual terms of the underlying investment securities and that the noted decline in fair value is considered temporary and due only to interest rate fluctuations.

PLUMAS BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

3.	INVESTMENT SECURITIES (Continued)

The amortized cost and estimated fair value of investment securities at December 31, 2004 by contractual maturity are shown below. Expected maturities will differ from contractual maturities because the issuers of the securities may have the right to call or prepay obligations with or without call or prepayment penalties.

	Available-for-Sale		Held-to-Maturity
		Estimated		Estimated
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
Within one year	$11,019,000	$10,984,000	$1,795,000	$1,813,000
After one year through five years	66,250,000	65,655,000	1,756,000	1,826,000
After five years through ten years			3,652,000	3,663,000
After ten years through fifteen years			8,763,000	8,802,000

	77,269,000	76,639,000	15,966,000	16,104,000

Investment securities not due at a single maturity date:
Government-guaranteed mortgage- backed securities	20,848,000	20,640,000
SBA loan pools			7,000	7,000

	$98,117,000	$97,279,000	$15,973,000	$16,111,000

Investment securities with amortized costs totaling $35,050,000 and $22,715,000 and estimated fair values totaling $35,072,000 and $23,398,000 at December 31, 2004 and 2003, respectively, were pledged to secure public deposits and treasury, tax and loan accounts.

PLUMAS BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

4.	LOANS

Outstanding loans are summarized below:

	December 31,
	2004	2003
Commercial	$42,689,000	$51,073,000
Agricultural	31,067,000	26,537,000
Real estate — mortgage	102,125,000	67,532,000
Real estate — construction and land development	31,964,000	26,194,000
Installment	59,068,000	46,621,000

	266,913,000	217,957,000

Deferred loan fees, net	(260,000)	(530,000)
Allowance for loan losses	(2,762,000)	(2,564,000)

	$263,891,000	$214,863,000

Changes in the allowance for loan losses were as follows:

	Year Ended December 31,
	2004	2003	2002
Balance, beginning of year	$2,564,000	$2,471,000	$2,153,000
Provision charged to operations	750,000	750,000	825,000
Losses charged to allowance	(703,000)	(847,000)	(601,000)
Recoveries	151,000	190,000	94,000

Balance, end of year	$2,762,000	$2,564,000	$2,471,000

The recorded investment in loans that were considered to be impaired totaled $1,171,000 and $847,000 at December 31, 2004 and 2003, respectively. The related allowance for loan losses for impaired loans was $121,000 and $59,000 at December 31, 2004 and 2003, respectively. The average recorded investment in impaired loans for the years ended December 31, 2004, 2003 and 2002 was $1,582,000, $2,034,000 and $1,447,000, respectively. During the year ended December 31, 2003, the Company received a court judgment on loans previously considered impaired in the amount of $1,399,000. At December 31, 2003, this judgment was included in other assets on the consolidated balance sheet. The Company recognized $63,000, $143,000 and $29,000 in interest income on a cash basis for impaired loans during the years ended December 31, 2004, 2003 and 2002, respectively.

PLUMAS BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

4.	LOANS (Continued)

At December 31, 2004 and 2003, nonaccrual loans totaled $1,171,000 and $847,000, respectively. Interest foregone on nonaccrual loans totaled $25,000, $51,000 and $148,000 for the years ended December 31, 2004, 2003 and 2002, respectively.

Salaries and employee benefits totaling $746,000, $728,000 and $753,000 have been deferred as loan origination costs during the years ended December 31, 2004, 2003 and 2002, respectively.

Sales and Servicing of Government-Guaranteed Loans

A summary of the activity in government-guaranteed loans follows:

	Year Ended December 31,
	2004	2003	2002
Loans originated	$3,044,000	$3,010,000	$3,401,000
Loans sold (guaranteed portion)	2,333,000		899,000
Loans outstanding at year end	4,538,000	6,773,000	4,329,000
Premium received at sale	103,000		38,000
Balance of servicing assets at year end	106,000	82,000	91,000
Fair value of interest-only strips at year end	356,000	237,000	263,000

There were no significant gains or losses recognized on the interest-only strips for the years ended December 31, 2004, 2003 and 2002.

5.	PREMISES AND EQUIPMENT

Premises and equipment consisted of the following:

	December 31,
	2004	2003
Land	$1,349,000	$1,349,000
Premises	6,931,000	6,904,000
Furniture, equipment and leasehold improvements	7,512,000	7,075,000
Construction in progress	320,000	260,000

	16,112,000	15,588,000
Less accumulated depreciation and amortization	(6,319,000)	(5,282,000)

	$9,793,000	$10,306,000

PLUMAS BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

5.	PREMISES AND EQUIPMENT (Continued)

Depreciation and amortization included in occupancy and equipment expense totaled $1,326,000, $1,153,000 and $925,000 for the years ended December 31, 2004, 2003 and 2002, respectively.

6.	INTEREST-BEARING DEPOSITS

Interest-bearing deposits consisted of the following:

	December 31,
	2004	2003
NOW	$45,439,000	$41,690,000
Money market	63,189,000	64,349,000
Savings	66,821,000	59,601,000
Time, $100,000 or more	31,277,000	27,461,000
Other time	63,285,000	65,911,000

	$270,011,000	$259,012,000

Aggregate annual maturities of time deposits are as follows:

Year Ending
December 31,
2005	$75,113,000
2006	12,256,000
2007	4,802,000
2008	1,553,000
2009	609,000
Thereafter	229,000

$94,562,000

Interest expense recognized on interest-bearing deposits consisted of the following:

	Year Ended December 31,
	2004	2003	2002
NOW	$58,000	$79,000	$114,000
Money market	490,000	498,000	775,000
Savings	292,000	310,000	432,000
Time, $100,000 or more	540,000	507,000	695,000
Other time	1,220,000	1,309,000	1,929,000

	$2,600,000	$2,703,000	$3,945,000

PLUMAS BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

7.	SHORT-TERM BORROWING ARRANGEMENTS

The Company has unsecured short-term borrowing arrangements with two of its correspondent banks in the amounts of $10,000,000 and $5,000,000. The Company can also borrow up to $60,893,000 from the Federal Home Loan Bank secured by commercial and residential mortgage loans with carrying values totaling $106,175,000. In addition, the Bank has a reverse repurchase agreement with a securities firm whereby all borrowings are fully secured by investment securities. Short-term borrowings at December 31, 2004 consisted of $1,035,000 in Federal funds purchased which are normally purchased for one day periods. There were no short-term borrowings outstanding at December 31, 2003.

8.	JUNIOR SUBORDINATED DEFERRABLE INTEREST DEBENTURES

Plumas Statutory Trust I is a Connecticut business trust formed by the Company with capital of $186,000 for the sole purpose of issuing trust preferred securities fully and unconditionally guaranteed by the Company. Under applicable regulatory guidance, the amount of trust preferred securities that is eligible as Tier 1 capital is limited to twenty-five percent of the Company’s Tier 1 capital on a pro forma basis. At December 31, 2004, all of the trust preferred securities that have been issued qualify as Tier 1 capital. During the third quarter of 2002, Plumas Statutory Trust I (the “Trust”) issued 6,000 Floating Rate Capital Trust Pass-Through Securities (“Trust Preferred Securities”), with a liquidation value of $1,000 per security, for gross proceeds of $6,000,000. The entire proceeds of the issuance were invested by the Trust in $6,186,000 of Floating Rate Junior Subordinated Deferrable Interest Debentures (the “Subordinated Debentures”) issued by the Company, with identical maturity, repricing and payment terms as the Trust Preferred Securities. The Subordinated Debentures represent the sole assets of the Trust. The Subordinated Debentures mature on September 26, 2032, bear a current interest rate of 5.80% (based on 3-month LIBOR plus 3.40%), with repricing and payments due quarterly. The Subordinated Debentures are redeemable by the Company, subject to receipt by the Company of prior approval from the Federal Reserve Board of Governors, on any September 26, December 26, March 26 or June 26 on or after September 26, 2007. The redemption price is par plus accrued and unpaid interest, except in the case of redemption under a special event which is defined in the debenture. The Trust Preferred Securities are subject to mandatory redemption to the extent of any early redemption of the Subordinated Debentures and upon maturity of the Subordinated Debentures on September 26, 2032.

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

PLUMAS BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

8.	JUNIOR SUBORDINATED DEFERRABLE INTEREST DEBENTURES (Continued)

Interest expense recognized by the Company for the years ended December 31, 2004, 2003 and 2002 related to the subordinated debentures was $305,000, $288,000 and $87,000, respectively. The amount of deferred costs at December 31, 2004 and 2003 was $169,000 and $175,000, respectively. The amortization of the deferred costs was $9,000, $8,750 and $2,250 for the years ended December 31, 2004, 2003 and 2002, respectively.

9.	COMMITMENTS AND CONTINGENCIES

Leases

The Company leases its Truckee, Tahoe City and Loyalton branch offices and administrative office space in Truckee under noncancelable operating leases that expire in January 2007, March 2008, June 2005 and April 2006, respectively. The Tahoe City and Truckee office leases contain options to renew the leases for fifteen years and three years, respectively. Future minimum lease payments are as follows:

Year Ending
December 31,
2005	$245,000
2006	176,000
2007	118,000
2008	30,000

$569,000

Rental expense included in occupancy and equipment expense totaled $264,000, $179,000 and $85,000 for the years ended December 31, 2004, 2003 and 2002, respectively.

Financial Instruments With Off-Balance-Sheet Risk

The Company is a party to financial instruments with off-balance-sheet risk in the normal course of business in order to meet the financing needs of its customers. These financial instruments include commitments to extend credit and letters of credit. These instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized on the consolidated balance sheet.

The Company’s exposure to credit loss in the event of nonperformance by the other party for commitments to extend credit and letters of credit is represented by the contractual amount of those instruments. The Company uses the same credit policies in making commitments and letters of credit as it does for loans included on the consolidated balance sheet.

PLUMAS BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

9.	COMMITMENTS AND CONTINGENCIES (Continued)

Financial Instruments With Off-Balance-Sheet Risk (Continued)

The following financial instruments represent off-balance-sheet credit risk:

	December 31,
	2004	2003
Commitments to extend credit	$90,084,000	$60,203,000
Letters of credit	$1,777,000	$1,802,000

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since some of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Company evaluates each customer’s creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Company upon extension of credit, is based on management’s credit evaluation of the borrower. Collateral held varies, but may include accounts receivable, crops, inventory, equipment, income-producing commercial properties, farm land and residential properties.

Letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loans to customers. The fair value of the liability related to these letters of credit, which represents the fees received for issuing the guarantees, was not significant at December 31, 2004 and 2003. The Company recognizes these fees as revenues over the term of the commitment or when the commitment is used.

At December 31, 2004, consumer loan commitments represent approximately 11% of total commitments and are generally unsecured. Commercial and agricultural loan commitments represent approximately 26% of total commitments and are generally secured by various assets of the borrower. Real estate loan commitments represent the remaining 63% of total commitments and are generally secured by property with a loan-to-value ratio not to exceed 80%. In addition, the majority of the Company’s commitments have variable interest rates.

Concentrations of Credit Risk

The Company grants real estate mortgage, real estate construction, commercial, agricultural and consumer loans to customers throughout Plumas, Nevada, Placer, Lassen, Sierra, Shasta and Modoc counties.

Although the Company has a diversified loan portfolio, a substantial portion of its portfolio is secured by commercial and residential real estate. However, personal and business income represent the primary source of repayment for a majority of these loans.

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

Dividends from the Bank to the Company are restricted under California law to the lesser of the Bank’s retained earnings or the Bank’s net income for the latest three fiscal years, less dividends previously declared during that period, or, with the approval of the Department of Financial Institutions, to the greater of the retained earnings of the Bank, the net income of the Bank for its last fiscal year, or the net income of the Bank for its current fiscal year. As of December 31, 2004, the maximum amount available for dividend distribution under this restriction was approximately $7,952,000.

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

Earnings Per Share

A reconciliation of the numerators and denominators of the basic and diluted earnings per share computations is as follows:

		Weighted
		Average
		Number of
	Net	Shares	Per Share
For the Year Ended	Income	Outstanding	Amount
December 31, 2004

Basic earnings per share	$3,646,000	3,260,420	$1.12

Effect of dilutive stock options		72,547

Diluted earnings per share	$3,646,000	3,332,967	$1.09

December 31, 2003

Basic earnings per share	$3,281,000	3,230,956	$1.02

Effect of dilutive stock options		88,007

Diluted earnings per share	$3,281,000	3,318,963	$0.99

December 31, 2002

Basic earnings per share	$3,154,000	3,199,962	$0.99

Effect of dilutive stock options		70,635

Diluted earnings per share	$3,154,000	3,270,597	$0.96

Shares of common stock issuable under stock options for which the exercise prices were greater than the average market prices were not included in the computation of diluted earnings per share due to their antidilutive effect. Stock options not included in the computation of diluted earnings per share were 52,375, 56,925 and 100,575 for the years ended December 31, 2004, 2003 and 2002, respectively.

PLUMAS BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

10.	SHAREHOLDERS’ EQUITY (Continued)

Stock Options

In 2001 and 1991, the Company established Stock Option Plans for which 704,243 shares of common stock remain reserved for issuance to employees and directors and 397,530 shares are available for future grants under incentive and nonstatutory agreements as of December 31, 2004. The plans require that the option price may not be less than the fair market value of the stock at the date the option is granted, and that the stock must be paid in full at the time the option is exercised. Payment in full for the option price must be made in cash or with Company common stock previously acquired by the optionee and held by the optionee for a period of at least six months. The options expire on dates determined by the Board of Directors, but not later than ten years from the date of grant. Upon grant, options vest ratably over a three to five year period. A summary of the activity within the plans follows:

	2004		2003		2002
		Weighted		Weighted		Weighted
		Average		Average		Average
		Exercise		Exercise		Exercise
	Shares	Price	Shares	Price	Shares	Price
Incentive

Options outstanding, beginning of year	214,575	12.64	196,003	$10.06	143,790	$6.91

Options granted	38,075	21.11	50,800	$19.25	66,825	$16.13
Options exercised	(32,892)	6.90	(29,903)	$6.63	(14,612)	$6.87
Options canceled	(4,905)	17.64	(2,325)	$16.13

Options outstanding, end of year	214,853	14.91	214,575	$12.64	196,003	$10.06

Options exercisable, end of year	104,903	10.67	114,205	$8.19	129,178	$6.92

Nonstatutory

Options outstanding, beginning of year	76,505	14.05	66,690	$11.28	36,930	$7.52

Options granted	16,875	21.28	16,875	$19.79	33,750	$16.13
Options exercised	(1,520)	7.44	(7,060)	$7.37	(2,694)	$4.88
Options canceled					(1,296)	$4.96

Options outstanding, end of year	91,860	15.49	76,505	$14.05	66,690	$11.28

Options exercisable, end of year	45,235	11.81	34,630	$9.75	32,940	$7.54

PLUMAS BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

10.	SHAREHOLDERS’ EQUITY (Continued)

Stock Options (Continued)

A summary of options outstanding at December 31, 2004 follows:

	Number of	Weighted
	Options	Average	Options
	Outstanding	Remaining	Exercisable
Range of	December 31,	Contractual	December 31,
Exercise Prices	2004	Life	2004
Incentive

$ 4.09	9,720	0.1 years	9,720
$ 7.44	30,918	3.9 years	30,918
$ 8.15	7,000	6.7 years	7,000
$ 8.28	8,250	3.7 years	8,250
$ 8.29	12,275	6.8 years	12,275
$ 16.13	60,065	7.9 years	27,210
$ 16.14	5,525	8.2 years	925
$ 18.51	5,000	8.5 years	1,000
$ 18.51	2,000	9.3 years
$ 19.79	38,025	9.0 years	7,605
$ 19.86	575	9.8 years
$ 21.28	35,500	10.0 years

	214,853		104,903

Nonstatutory

$ 7.00	2,000	5.6 years	2,000
$ 7.44	12,985	3.9 years	12,985
$ 7.72	5,625	2.9 years	5,625
$ 8.29	3,750	6.8 years	3,750
$ 16.13	33,750	7.9 years	17,500
$ 19.79	16,875	9.0 years	3,375
$ 21.28	16,875	10.0 years

	91,860		45,235

PLUMAS BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

10.	SHAREHOLDERS’ EQUITY (Continued)

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios of total and Tier 1 capital to risk-weighted assets and of Tier 1 capital to average assets. Each of these components is defined in the regulations. Management believes that the Company and the Bank met all their capital adequacy requirements as of December 31, 2004 and 2003.

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

	December 31,
	2004		2003
	Amount	Ratio	Amount	Ratio
Leverage Ratio

Plumas Bancorp and Subsidiary	$32,444,000	7.6%	$29,345,000	8.4%
Minimum regulatory requirement	$17,120,000	4.0%	$14,053,000	4.0%

Plumas Bank	$31,982,000	7.5%	$28,852,000	8.2%
Minimum requirement for “Well- Capitalized” institution	$21,400,000	5.0%	$17,567,000	5.0%
Minimum regulatory requirement	$17,120,000	4.0%	$14,053,000	4.0%

PLUMAS BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

10.	SHAREHOLDERS’ EQUITY (Continued)

Regulatory Capital (Continued)

	December 31,
	2004		2003
	Amount	Ratio	Amount	Ratio
Tier 1 Risk-Based Capital Ratio

Plumas Bancorp and Subsidiary	$32,444,000	10.1%	$29,345,000	10.4%
Minimum regulatory requirement	$12,858,000	4.0%	$11,261,000	4.0%

Plumas Bank	$31,982,000	10.0%	$28,852,000	10.3%
Minimum requirement for “Well- Capitalized” institution	$19,262,000	6.0%	$16,867,000	6.0%
Minimum regulatory requirement	$12,841,000	4.0%	$11,245,000	4.0%

Total Risk-Based Capital Ratio

Plumas Bancorp and Subsidiary	$35,206,000	10.9%	$31,909,000	11.3%
Minimum regulatory requirement	$25,715,000	8.0%	$22,522,000	8.0%

Plumas Bank	$34,744,000	10.8%	$31,416,000	11.1%
Minimum requirement for “Well- Capitalized” institution	$32,103,000	10.0%	$28,112,000	10.0%
Minimum regulatory requirement	$25,682,000	8.0%	$22,490,000	8.0%

11.	OTHER EXPENSES

Other expenses consisted of the following:

	Year Ended December 31,
	2004	2003	2002
Professional fees	$596,000	$392,000	$673,000
Business development	389,000	357,000	371,000
Armored car and courier	371,000	342,000	318,000
Advertising and promotion	350,000	288,000	260,000
Telephone and data communications	346,000	357,000	347,000
Core deposit intangible amortization	299,000	161,000	135,000
Stationery and supplies	292,000	349,000	324,000
Director compensation and retirement	284,000	196,000	228,000
Postage	261,000	253,000	184,000
Outside service fees	236,000	201,000	185,000
Insurance	236,000	164,000	171,000
Loan expenses	191,000	170,000	244,000
Other operating expenses	188,000	111,000	101,000

	$4,039,000	$3,341,000	$3,541,000

PLUMAS BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

12.	INCOME TAXES

The provision for income taxes for the years ended December 31, 2004, 2003 and 2002 consisted of the following:

	Federal	State	Total
2004

Current	$1,378,000	$541,000	$1,919,000
Deferred	51,000	31,000	82,000

Provision for income taxes	$1,429,000	$572,000	$2,001,000

2003

Current	$1,437,000	$553,000	$1,990,000
Deferred	19,000	9,000	28,000

Provision for income taxes	$1,456,000	$562,000	$2,018,000

2002

Current	$1,460,000	$555,000	$2,015,000
Deferred	21,000	10,000	31,000

Provision for income taxes	$1,481,000	$565,000	$2,046,000

Deferred tax assets (liabilities) consisted of the following:

	December 31,
	2004	2003
Deferred tax assets:

Allowance for loan losses	$986,000	$925,000
Future benefit of state income tax deduction	87,000	81,000
Deferred compensation	1,006,000	806,000
Core deposit premium	166,000	124,000
Unrealized loss on available-for-sale investment securities	346,000
Other	40,000	11,000

Total deferred tax assets	2,631,000	1,947,000

PLUMAS BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

12.	INCOME TAXES (Continued)

	December 31,
	2004	2003
Deferred tax liabilities:

Prepaid costs	$986,000
Deferred loan costs	(786,000)

Unrealized gain on available-for-sale investment securities		$(117,000)

Premises and equipment	(82,000)	(608,000)

Total deferred tax liabilities	(1,028,000)	(725,000)

Net deferred tax assets	$1,603,000	$1,222,000

The Company believes that it is more likely than not that it will realize the above deferred tax assets in future periods; therefore, no valuation allowance has been provided against its deferred tax assets.

The provision for income taxes differs from amounts computed by applying the statutory Federal income tax rate to operating income before income taxes. The significant items comprising these differences consisted of the following:

	2004	2003	2002
Federal income tax, at statutory rate	34.0%	34.0%	34.0%
State franchise tax, net of Federal tax effect	6.7%	6.8%	6.5%
Interest on obligations of states and political subdivisions	(3.2)%	(1.2)%	(0.9)%
Net increase in cash surrender value of officers’ life insurance	(2.5)%	(2.0)%	(1.4)%
Other	0.5%	0.5%	1.1%

Effective tax rate	35.5%	38.1%	39.3%

PLUMAS BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

13.	RELATED PARTY TRANSACTIONS

During the normal course of business, the Company enters into transactions with related parties, including executive officers and directors. These transactions include borrowings with substantially the same terms, including rates and collateral, as loans to unrelated parties. The following is a summary of the aggregate activity involving related party borrowers during 2004:

Balance, January 1, 2004	$1,168,000

Disbursements	2,246,000
Amounts repaid	(1,551,000)

Balance, December 31, 2004	$1,863,000

Undisbursed commitments to related parties, December 31, 2004	$381,000

14.	EMPLOYEE BENEFIT PLANS

Profit Sharing Plan

The Plumas Bank Profit Sharing Plan commenced April 1, 1988 and is available to employees meeting certain service requirements. Under the Plan, employees are able to defer a selected percentage of their annual compensation. Included under the Plan’s investment options is the option to invest in Company stock. The Company’s contribution consists of the following:

•	A contribution which matches the participant’s contribution, up to a maximum of 3% of the employee’s compensation.

•	An additional discretionary contribution.

During the years ended December 31, 2004, 2003 and 2002, the Company’s contribution totaled $160,000, $139,000 and $135,000, respectively.

Salary Continuation and Retirement Plans

Salary continuation and retirement plans are in place for four key executives and members of the Board of Directors. Under these plans, the directors and executives will receive monthly payments for twelve to fifteen years, respectively, after retirement. These benefits are substantially equivalent to those available under split-dollar life insurance policies purchased by the Company on the lives of the directors and executives. In addition, the estimated present value of these future benefits is accrued over the period from the effective dates of the plans until the participants’ expected retirement dates. The expense recognized under these plans for the years ended December 31, 2004, 2003 and 2002 totaled $435,000, $402,000 and $199,000, respectively.

PLUMAS BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

14.	EMPLOYEE BENEFIT PLANS (Continued)

Salary Continuation and Retirement Plans (Continued)

In connection with these plans, the Company purchased single premium life insurance policies with cash surrender values totaling $8,362,000 and $8,013,000 at December 31, 2004 and 2003, respectively. Income earned on these policies, net of expenses, totaled $349,000, $278,000 and $183,000 for the years ended December 31, 2004, 2003 and 2002, respectively. Income earned on these policies is not subject to Federal and State income tax.

15.	COMPREHENSIVE INCOME

Comprehensive income is reported in addition to net income for all periods presented. Comprehensive income is a more inclusive financial reporting methodology that includes disclosure of other comprehensive income (loss) that historically has not been recognized in the calculation of net income. The unrealized gains and losses on the Company’s available-for-sale investment securities are included in other comprehensive income (loss). Total comprehensive income and the components of accumulated other comprehensive income (loss) are presented in the consolidated statement of changes in shareholders’ equity.

At December 31, 2004, 2003 and 2002, the Company held securities classified as available-for-sale which had unrealized (losses) gains as follows:

		Tax
	Before	Benefit	After
	Tax	(Expense)	Tax
For the Year Ended December 31, 2004

Other comprehensive loss:

Unrealized holding losses	$(885,000)	$362,000	$(523,000)
Reclassification adjustment for gains included in net income	235,000	(100,000)	135,000

Total other comprehensive loss	$(1,120,000)	$462,000	$(658,000)

For the Year Ended December 31, 2003

Other comprehensive loss:

Unrealized holding losses	$(87,000)	$37,000	$(50,000)
Reclassification adjustment for gains included in net income	328,000	(134,000)	194,000

Total other comprehensive loss	$(415,000)	$171,000	$(244,000)

PLUMAS BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

15.	COMPREHENSIVE INCOME (Continued)

	Before	Benefit	After
	Tax	(Expense)	Tax
For the Year Ended December 31, 2002

Other comprehensive income:

Unrealized holding gains	$563,000	$(232,000)	$331,000
Reclassification adjustment for gains included in net income	117,000	(48,000)	69,000

Total other comprehensive income	$446,000	$(184,000)	$262,000

16.	DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS

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

The following methods and assumptions were used by management to estimate the fair value of its financial instruments at December 31, 2004 and 2003:

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

Loans: For variable-rate loans that reprice frequently with no significant change in credit risk, fair values are based on carrying values. Fair values of loans held for sale are estimated using quoted market prices for similar loans. The fair values for other loans are estimated using discounted cash flow analyses, using interest rates currently being offered at each reporting date for loans with similar terms to borrowers of comparable creditworthiness. The fair value of loans is adjusted for the allowance for loan losses. The carrying amount of accrued interest receivable approximates its fair value.

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

Commitments to extend credit and letters of credit: Commitments to extend credit are primarily for variable rate loans and letters of credit. For these commitments, there is no difference between the committed amounts and their fair values. Commitments to fund fixed rate loans and letters of credit are at rates which approximate fair value at each reporting date.

The estimated fair values of the Company’s financial instruments are as follows:

	December 31, 2004		December 31, 2003
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Financial assets:
Cash and cash equivalents	$11,444,000	$11,444,000	$30,012,000	$30,012,000
Loans held for sale			276,000	276,000
Investment securities	113,252,000	113,390,000	115,883,000	116,102,000
Loans	263,891,000	265,452,000	214,863,000	215,488,000
Cash surrender value of life insurance policies	8,362,000	8,362,000	8,013,000	8,013,000
Accrued interest receivable	2,451,000	2,451,000	2,501,000	2,501,000

Financial liabilities:
Deposits	$378,567,000	$378,612,000	$355,842,000	$356,517,000
Junior subordinated deferrable interest debentures	6,186,000	6,186,000	6,186,000	6,186,000
Accrued interest payable	271,000	271,000	238,000	238,000

PLUMAS BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

16.	DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS (Continued)

	December 31, 2004		December 31, 2003
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Off-balance-sheet financial instruments:
Commitments to extend credit	$90,084,000	$90,084,000	$60,203,000	$60,203,000
Letters of credit	1,777,000	1,777,000	1,802,000	1,802,000

17.	INTANGIBLE ASSETS

During 2003, the Company acquired certain assets and liabilities of the Kings Beach, Loyalton, Portola, Quincy and Truckee branches of Placer Sierra Bank. Upon acquisition, premises and equipment were valued at fair value and a core deposit premium was recorded as an intangible asset. This core deposit premium, along with core deposit premiums from previous acquisitions, is amortized using the straight-line method over ten years. Annually, the intangible asset is analyzed for impairment. At December 31, 2004, 2003 and 2002, no impairment of the intangible asset has been recognized in the consolidated financial statements. Amortization expense totaled $299,000, $161,000 and $135,000 for the years ended December 31, 2004, 2003 and 2002, respectively. Unamortized core deposit premiums related to acquisitions totaled $1,939,000 and $2,238,000 at December 31, 2004 and 2003, respectively. The estimated intangible amortization is $301,000 for each year through December 31, 2009.

PLUMAS BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

18.	PARENT ONLY CONDENSED FINANCIAL STATEMENTS

CONDENSED BALANCE SHEET

December 31, 2004 and 2003

	2004	2003
ASSETS

Cash and cash equivalents	$8,000	$116,000
Investment in bank subsidiary	33,429,000	31,316,000
Other assets	645,000	539,000

Total assets	$34,082,000	$31,971,000

LIABILITIES AND SHAREHOLDERS’ EQUITY

Other liabilities	$5,000	$36,000
Junior subordinated deferrable interest debentures	6,186,000	6,186,000

Total liabilities	6,191,000	6,222,000

Shareholders’ equity:
Common stock	4,013,000	3,945,000
Retained earnings	24,370,000	21,638,000
Accumulated other comprehensive (loss) income	(492,000)	166,000

Total shareholders’ equity	27,891,000	25,749,000

Total liabilities and shareholders’ equity	$34,082,000	$31,971,000

18.	PARENT ONLY CONDENSED FINANCIAL STATEMENTS (Continued)

CONDENSED STATEMENT OF INCOME

For the Years Ended December 31, 2004 and 2003

	2004	2003	2002
Income:
Dividends declared by bank subsidiary	$1,250,000	$812,000	$944,000
Earnings from investment in Plumas Statutory Trust I	9,000	11,000

Total income	1,259,000	823,000	944,000

Expenses:
Interest on junior subordinated deferrable interest debentures	305,000	288,000	87,000
Other expenses	335,000	347,000	129,000

Total expenses	640,000	635,000	216,000

Income before equity in undistributed income of subsidiary	619,000	188,000	728,000

Equity in undistributed income of subsidiary	2,771,000	2,839,000	2,342,000

Income before income taxes	3,390,000	3,027,000	3,070,000

Income tax benefit	256,000	254,000	84,000

Net income	$3,646,000	$3,281,000	$3,154,000

18.	PARENT ONLY CONDENSED FINANCIAL STATEMENTS (Continued)

CONDENSED STATEMENT OF CASH FLOWS

For the Years Ended December 31, 2004 and 2003

	2004	2003	2002
Cash flows from operating activities:
Net income	$3,646,000	$3,281,000	$3,154,000
Adjustments to reconcile net income to net cash provided by operating activities:
Undistributed net income of subsidiary	(2,771,000)	(2,839,000)	(2,342,000)
Increase in other assets	(106,000)	(88,000)	(265,000)
(Decrease) increase in other liabilities	(31,000)	31,000	5,000

Net cash provided by operating activities	738,000	385,000	552,000

Cash flows from investing activities:
Investment in bank subsidiary		(3,000,000)	(2,500,000)
Investment in Plumas Statutory Trust I			(186,000)

Net cash used in investing activities		(3,000,000)	(2,686,000)

Cash flows from financing activities:

Proceeds from short-term borrowings			35,000
Proceeds from issuance of junior subordinated deferral interest debentures			6,186,000
Repayment of short-term borrowings			(35,000)
Dividends paid	(914,000)	(776,000)	(867,000)
Cash paid to repurchase fractional shares			(4,000)
Proceeds from the exercise of stock options	68,000	202,000	124,000

Net cash (used in) provided by financing activities	(846,000)	(574,000)	5,439,000

(Decrease) increase in cash and cash equivalents	(108,000)	(3,189,000)	3,305,000

Cash and cash equivalents at beginning of year	116,000	3,305,000

Cash and cash equivalents at end of year	$8,000	$116,000	$3,305,000

Non-cash investing activities:

Issuance of common stock in exchange for the common stock of the Bank			$3,623,000

Net change in unrealized gain on investment securities available-for- sale	$(1,120,000)	$(415,000)	$446,000

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

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)	Exhibits

     The following documents are included or incorporated by reference in this Annual Report on Form 10K.

3.1	Articles of Incorporation as amended of Registrant included as exhibit 3.1 to the Registrant’s Form S-4, File No. 333-84534, which is incorporated by reference herein.

3.2	Bylaws of Registrant included as exhibit 3.2 to the Registrant’s Form S-4, File No. 333-84534, which is incorporated by reference herein.

4	Specimen form of certificate for Plumas Bancorp included as exhibit 4 to the Registrant’s Form S-4, File No. 333-84534, which is incorporated by reference herein.

10.1	Employment Agreement of William E. Elliott dated May 16, 2001, is included as Exhibit 10.1 to the Registrant’s 10-QSB for June 30, 2002, which is incorporated by this reference herein.

10.3	Executive Salary Continuation Agreement as amended of William E. Elliott dated October 13, 1993, is included as Exhibit 10.3 to the Registrant’s 10-QSB for June 30, 2002, which is incorporated by this reference herein.

10.4	Split Dollar Agreements of William E. Elliott dated January 23, 2002, is included as Exhibit 10.4 to the Registrant’s 10-QSB for June 30, 2002, which is incorporated by this reference herein.

10.6	Executive Salary Continuation Agreement as amended of Douglas N. Biddle dated June 2, 1994, is included as Exhibit 10.6 to the Registrant’s 10-QSB for June 30, 2002, which is incorporated by this reference herein.

10.7	Split Dollar Agreements of Douglas N. Biddle dated January 24, 2002, is included as Exhibit 10.7 to the Registrant’s 10-QSB for June 30, 2002, which is incorporated by this reference herein.

10.9	Executive Salary Continuation Agreement as amended of Dennis C. Irvine dated June 2, 1994, is included as Exhibit 10.9 to the Registrant’s 10-QSB for June 30, 2002, which is incorporated by this reference herein.

10.10	Split Dollar Agreements of Dennis C. Irvine dated January 24, 2002, is included as Exhibit 10.10 to the Registrant’s 10-QSB for June 30, 2002, which is incorporated by this reference herein.

10.11	First Amendment to Executive Salary Continuation Agreement of Robert T. Herr dated September 15, 2004, is included as Exhibit 10.11 to the Registrant’s 8-K filed on September 17, 2004, which is incorporated by this reference herein.

10.13	Deferred Fee Agreement as amended of Jerry V. Kehr dated August 19, 1998, is included as Exhibit 10.13 to the Registrant’s 10-QSB for June 30, 2002, which is incorporated by this reference herein.

10.14	Amended and Restated Director Retirement Agreement of Jerry V. Kehr dated April 28, 2000, is included as Exhibit 10.14 to the Registrant’s 10-QSB for June 30, 2002, which is incorporated by this reference herein.

10.15	Consulting Agreement of Jerry V. Kehr dated May 10, 2000, is included as Exhibit 10.15 to the Registrant’s 10-QSB for June 30, 2002, which is incorporated by this reference herein.

10.18	Amended and Restated Director Retirement Agreement of Daniel E. West dated May 10, 2000, is included as Exhibit 10.18 to the Registrant’s 10-QSB for June 30, 2002, which is incorporated by this reference herein.

10.19	Consulting Agreement of Daniel E. West dated May 10, 2000, is included as Exhibit 10.19 to the Registrant’s 10-QSB for June 30, 2002, which is incorporated by this reference herein.

10.20	Split Dollar Agreements of Robert T. Herr dated September 15, 2004, is included as Exhibit 10.20 to the Registrant’s 8-K filed on September 17, 2004, which is incorporated by this reference herein.

10.21	Amended and Restated Director Retirement Agreement of Alvin G. Blickenstaff dated April 19, 2000, is included as Exhibit 10.21 to the Registrant’s 10-QSB for June 30, 2002, which is incorporated by this reference herein.

10.22	Consulting Agreement of Alvin G. Blickenstaff dated May 8, 2000, is included as Exhibit 10.22 to the Registrant’s 10-QSB for June 30, 2002, which is incorporated by this reference herein.

10.24	Amended and Restated Director Retirement Agreement of Gerald W. Fletcher dated May 10, 2000, is included as Exhibit 10.24 to the Registrant’s 10-QSB for June 30, 2002, which is incorporated by this reference herein.

10.25	Consulting Agreement of Gerald W. Fletcher dated May 10, 2000, is included as Exhibit 10.25 to the Registrant’s 10-QSB for June 30, 2002, which is incorporated by this reference herein.

10.27	Amended and Restated Director Retirement Agreement of Arthur C. Grohs dated May 9, 2000, is included as Exhibit 10.27 to the Registrant’s 10-QSB for June 30, 2002, which is incorporated by this reference herein.

10.28	Consulting Agreement of Arthur C. Grohs dated May 9, 2000, is included as Exhibit 10.28 to the Registrant’s 10-QSB for June 30, 2002, which is incorporated by this reference herein.

10.30	Amended and Restated Director Retirement Agreement of Christine McArthur dated May 12, 2000, is included as Exhibit 10.30 to the Registrant’s 10-QSB for June 30, 2002, which is incorporated by this reference herein.

10.31	Consulting Agreement of Christine McArthur dated May 12, 2000, is included as Exhibit 10.31 to the Registrant’s 10-QSB for June 30, 2002, which is incorporated by this reference herein.

10.33	Amended and Restated Director Retirement Agreement of Terrance J. Reeson dated April 19, 2000, is included as Exhibit 10.33 to the Registrant’s 10-QSB for June 30, 2002, which is incorporated by this reference herein.

10.34	Consulting Agreement of Terrance J. Reeson dated May 10, 2000, is included as Exhibit 10.34 to the Registrant’s 10-QSB for June 30, 2002, which is incorporated by this reference herein.

10.36	Amended and Restated Director Retirement Agreement of Walter Sphar dated April 20, 2000, is included as Exhibit 10.36 to the Registrant’s 10-QSB for June 30, 2002, which is incorporated by this reference herein.

10.37	Consulting Agreement of Walter Sphar dated May 9, 2000, is included as Exhibit 10.37 to the Registrant’s 10-QSB for June 30, 2002, which is incorporated by this reference herein.

10.39	Deferred Fee Agreement of Thomas Watson dated March 3, 2001, is included as Exhibit 10.39 to the Registrant’s 10-QSB for June 30, 2002, which is incorporated by this reference herein.

10.40	Form of Indemnification Agreement, is included as Exhibit 10.41 to the Registrant’s 10-QSB for June 30, 2002, which is incorporated by this reference herein.

10.41	2001 Stock Option Plan as amended is included as exhibit 99.1 of the Form S-8 filed July 23, 2002, File No. 333-96957

10.42	1991 Stock Option Plan on Form S-8 filed August 19, 2002, File No. 333-98319

10.43	Plumas Bank 401(k) Profit Sharing Plan as amended is included as exhibit 99.1 of the Form S-8 filed February 14, 2003, File No. 333-103229

10.44	Executive Salary Continuation Agreement of Robert T. Herr dated June 4, 2002, is included as Exhibit 10.44 to the Registrant’s 10-Q for March 31, 2003, which is incorporated by this reference herein.

10.45	Branch Purchase and Assumption Agreement dated April 25, 2003, is included as Exhibit 10.45 to the Registrant’s 10-Q for March 31, 2003, which is incorporated by this reference herein.

10.46	1991 Stock Option Plan as amended.

10.47	Specimen form of Incentive Stock Option Agreement under the 1991 Stock Option Plan.

10.48	Specimen form of Non-Qualified Stock Option Agreement under the 1991 Stock Option Plan.

10.59	Director Retirement Agreement of Thomas Watson dated May 1, 2003, is included as Exhibit 10.59 to the Registrant’s 10-Q for June 30, 2003, which is incorporated by this reference herein.

10.60	Consulting Agreement of Thomas Watson dated May 1, 2003, is included as Exhibit 10.60 to the Registrant’s 10-Q for June 30, 2003, which is incorporated by this reference herein.

10.61	Third Amendment to Executive Salary Continuation Agreement of William E. Elliott dated November 12, 2003, is included as Exhibit 10.61 to the Registrant’s 10-K for December 31, 2003, which is incorporated by this reference herein.

11	Computation of per share earnings appears in the attached 10-K under Item 8 Financial Statements — Plumas Bancorp and Subsidiary Notes to Consolidated Financial Statements as Footnote 10 – Shareholders’ Equity.

13.01	Form 10-Q for the quarterly period ended March 31, 2004.

13.02	Form 10-Q for the quarterly period ended June 30, 2004.

13.03	Form 10-Q for the quarterly period ended September 30, 2004.

21.01	Plumas Bank — California.

21.02	Plumas Statutory Trust I – Connecticut.

23.01	Independent Auditor’s Consent letter dated March 28, 2005.

31.1	Rule 13a-14(a) [Section 302] Certification of Principal Financial Officer dated March 28, 2005.

31.2	Rule 13a-14(a) [Section 302] Certification of Principal Operating Officer dated March 28, 2005.

31.3	Rule 13a-14(a) [Section 302] Certification of Principal Executive Officer dated March 28, 2005.

32.1	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 dated March 28, 2005.

32.2	Certification of Principal Operating Officer pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 dated March 28, 2005.

32.3	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 dated March 28, 2005.

(b)	Reports on Form 8-K

On January 20, 2005, the Company filed a Current Report on Form 8-K. The Current Report included as an exhibit, the press release dated January 20, 2005, filed by the Company containing unaudited financial information and accompanying discussion for the year and quarter ended December 31, 2004.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PLUMAS BANCORP
(Registrant)

Date: March 21, 2005

/s/ W. E. ELLIOTT

William E. Elliott
President/Chief Executive Officer

/s/ D. N. BIDDLE

Douglas N. Biddle
Executive Vice President Chief Operating Officer

/s/ ANDREW RYBACK

Andrew J. Ryback
Executive Vice President Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

/s/ JERRY V. KEHR	Dated: March 22, 2005

Jerry V. Kehr, Director and
Chairman of the Board

/s/ DANIEL E. WEST	Dated: March 22, 2005

Daniel E. West, Director and
Vice Chairman of the Board

/s/ ALVIN G.	Dated: March 22, 2005
BLICKENSTAFF

Alvin G. Blickenstaff, Director

/s/ W. E. ELLIOTT	Dated: March 22, 2005

William E. Elliott, Director

/s/ GERALD W.	Dated: March 22, 2005
FLETCHER

Gerald W. Fletcher, Director

/s/ JOHN FLOURNOY	Dated: March 22, 2005

John Flournoy, Director

/s/ ARTHUR C. GROHS	Dated: March 22, 2005

Arthur C. Grohs, Director

/s/ CHRISTINE	Dated: March 22, 2005
MCARTHUR

Christine McArthur, Director

/s/ TERRANCE J.	Dated: March 22, 2005
REESON

Terrance J. Reeson, Director

/s/ THOMAS WATSON	Dated: March 22, 2005

Thomas Watson, Director