Form 10-Q
period 2005-03-31
PLUMAS BANCORP
filed 2005-05-12
CIK 1168455

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED March 31, 2005

☐	TRANSITION REPORT UNDER SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE TRANSITION PERIOD FROM TO

COMMISSION FILE NUMBER: 000-49883

PLUMAS BANCORP

(Exact Name of Registrant as Specified in Its Charter)

California (State or Other Jurisdiction of Incorporation or Organization)	75-2987096 (I.R.S. Employer Identification No.)

35 S. Lindan Avenue, Quincy, California (Address of Principal Executive Offices)	95971 (Zip Code)

Registrant’s Telephone Number, Including Area Code (530) 283-7305

Indicated by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ☑ No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of May 5, 2005; 3,298,060 shares

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

PLUMAS BANCORP
CONDENSED CONSOLIDATED BALANCE SHEET
(In thousands, except share data)

	Unaudited	Audited
	March 31,	December 31,
	2005	2004
Assets
Cash and due from banks	$13,300	$11,444
Investment securities (fair value of $102,936 at March 31, 2005 and $113,390 at December 31, 2004)	103,037	113,252
Loans, less allowance for loan losses of $2,964 at March 31, 2005 and $2,762 at December 31, 2004 (Notes 3 and 4)	285,594	263,891
Premises and equipment, net	10,169	9,793
Intangible assets, net	1,864	1,939
Company owned life insurance	8,436	8,362
Accrued interest receivable and other assets	8,924	8,665

Total assets	$431,324	$417,346

Liabilities and Shareholders’ Equity

Deposits:
Non-interest bearing	$111,464	$108,556
Interest bearing	271,632	270,011

Total deposits	383,096	378,567
Federal funds purchased	10,000	1,035
Accrued interest payable and other liabilities	3,874	3,667
Junior subordinated deferrable interest debentures	6,186	6,186

Total liabilities	403,156	389,455

Commitments and contingencies (Note 4)	—	—

Shareholders’ equity (Notes 5 and 8):
Serial preferred stock, no par value; 10,000,000 shares authorized, none issued	—	—
Common stock, no par value; 15,000,000 shares authorized; issued and outstanding – 3,288,329 shares at March 31, 2005 and 3,267,465 shares at December 31, 2004	4,111	4,013
Retained earnings	25,267	24,370
Accumulated other comprehensive loss (Note 6)	(1,210)	(492)

Total shareholders’ equity	28,168	27,891

Total liabilities and shareholders’ equity	$431,324	$417,346

See notes to condensed consolidated financial statements.

PLUMAS BANCORP
CONDENSED CONSOLIDATED STATEMENT OF INCOME
(In thousands, except per share data)

	Unaudited
	For the Three Months
	Ended March 31,
	2005	2004
Interest Income:
Interest and fees on loans	$4,809	$3,887
Interest on investment securities:
Taxable	710	745
Exempt from Federal income taxes	140	71
Interest on Federal funds sold	1	33

Total interest income	5,660	4,736

Interest Expense:
Interest on deposits	796	634
Interest on Federal funds purchased	35	—
Interest on junior subordinated deferrable interest debentures	90	70
Other	2	3

Total interest expense	923	707

Net interest income before provision for loan losses	4,737	4,029
Provision for Loan Losses	300	150

Net interest income after provision for loan losses	4,437	3,879
Non-Interest Income:
Service charges	727	611
Gain on sale of loans	—	49
(Loss) gain on sale of available-for-sale investment securities, net	(8)	90
Loss on sale of other real estate and other assets	(15)	(53)
Earnings on company owned life insurance policies	92	107
Other	313	216

Total non-interest income	1,109	1,020

Non-Interest Expenses:
Salaries and employee benefits	2,403	2,210
Occupancy and equipment	756	674
Other	1,042	877

Total non-interest expenses	4,201	3,761

Income before provision for income taxes	1,345	1,138
Provision for Income Taxes	448	412

Net income	$897	$726

Basic earnings per share (Notes 5 and 8)	$0.27	$0.22

Diluted earnings per share (Notes 5 and 8)	$0.26	$0.22

See notes to condensed consolidated financial statements.

PLUMAS BANCORP
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(In thousands)

	Unaudited
	For the Three Months
	Ended March 31,
	2005	2004
Cash Flows from Operating Activities:
Net income	$897	$726
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	300	150
Decrease in deferred loan origination fees, net	(271)	(122)
Depreciation, amortization and accretion, net	411	460
Net loss (gain) on sale of available-for-sale investment securities	8	(90)
Amortization of investment security premiums	195	271
Accretion of investment security discounts	(24)	(15)
Net loss on sale of premises and equipment	—	2
Net loss on sale of other real estate and other vehicles owned	15	53
Net decrease in loans held for sale	—	276
Increase in cash surrender value of life insurance	(74)	(90)
Decrease in accrued interest receivable and other assets	231	1,819
Decrease in accrued interest payable and other liabilities	207	607
Benefit for deferred taxes	(8)	—

Net cash provided by operating activities	1,887	4,047

Cash Flows from Investing Activities:
Proceeds from matured and called available-for-sale investment securities	5,500	5,500
Proceeds from matured and called held-to-maturity investment securities	507	775
Proceeds from sales of available-for-sale investment securities	1,992	9,293
Purchases of available-for-sale investment securities	—	(13,827)
Purchases of held-to-maturity investment securities	—	(1,197)
Proceeds from principal repayments from available-for-sale government-guaranteed mortgage-backed securities	769	338
Proceeds from principal repayments from held-to-maturity government-guaranteed mortgage-backed securities	47	28
Net (increase) decrease in loans	(21,746)	3,135
Proceeds from sale of other real estate and other vehicles owned	20	—
Purchase of premises and equipment	(712)	(273)

Net cash (used in) provided by investing activities	(13,623)	3,772

Continued on next page.

PLUMAS BANCORP
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(In thousands)
(Continued)

	Unaudited
	For the Three Months
	Ended March 31,
	2005	2004
Cash Flows from Financing Activities:
Net increase in demand, interest bearing and savings deposits	$3,048	$3,700
Net increase in time deposits	1,481	998
Proceeds from Federal funds purchased	8,965
Proceeds from exercise of stock options	98	44

Net cash provided by financing activities	13,592	4,742

Increase in cash and cash equivalents	1,856	12,561
Cash and Cash Equivalents at Beginning of Year	11,444	30,012

Cash and Cash Equivalents at End of Period	$13,300	$42,573

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:
Interest expense	$840	$707
Income taxes	$—	$—

Non-Cash Investing Activities:
Real estate and vehicles acquired through foreclosure	$14	$—
Net change in unrealized gain on available-for-sale securities	$(718)	$(985)

Non-Cash Financing Activities:
Common stock retired in connection with the exercise of stock options	$60	$122

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

2. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The condensed consolidated financial statements include the accounts of the Company and the accounts of its wholly-owned subsidiary, Plumas Bank. Plumas Statutory Trust I is not consolidated into the Company’s consolidated financial statements and, accordingly, is accounted for under the equity method. In the opinion of management, the unaudited condensed consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the Company’s financial position at March 31, 2005 and December 31, 2004 and the results of operations and cash flows for the three month ended March 31, 2005 and 2004. Certain reclassifications have been made to prior periods’ balances to conform to classifications used in 2005.

The unaudited condensed consolidated financial statements of the Company have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim reporting on Form 10-Q. Accordingly, certain disclosures normally presented in the notes to the consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted. These interim financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s 2004 Annual Report to Shareholders on Form 10-K. The results of operations for the three-month period ended March 31, 2005 and 2004 may not necessarily be indicative of future operating results. In preparing such financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the balance sheet and revenues and expenses for the periods reported. Actual results could differ significantly from those estimates.

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

3. LOANS

Outstanding loans are summarized below, in thousands:

	March 31,	December 31,
	2005	2004
Commercial	$46,205	$42,689
Agricultural	30,976	31,067
Real estate – mortgage	109,741	102,125
Real estate – construction and land development	37,174	31,964
Consumer	64,451	59,068

	288,547	266,913
Deferred loans fees, net	11	(260)
Allowance for loan losses	(2,964)	(2,762)

	$285,594	$263,891

4. COMMITMENTS AND CONTINGENCIES

The Company is party to claims and legal proceedings arising in the ordinary course of business. In the opinion of the Company’s management, the amount of ultimate liability with respect to such proceedings will not have a material adverse effect on the financial condition or result of operations of the Company taken as a whole.

In the normal course of business, there are various outstanding commitments to extend credit which are not reflected in the financial statements, including loan commitments of $95,516,000 and $90,084,000 and letters of credit of $1,775,000 and $1,777,000 at March 31, 2005 and December 31, 2004, respectively.

Of the loan commitments outstanding at March 31, 2005, $28,896,000 are real estate construction loan commitments that are expected to fund within the next twelve months. The remaining commitments primarily relate to revolving lines of credit or other commercial loans, and many of these are expected to expire without being drawn upon. Therefore, the total commitments do not necessarily represent future cash requirements. Each loan commitment and the amount and type of collateral obtained, if any, are evaluated on an individual basis. Collateral held varies, but may include real property, bank deposits, debt or equity securities or business assets.

Stand-by letters of credit are conditional commitments written to guarantee the performance of a customer to a third party. These guarantees are primarily related to the purchases of inventory by commercial customers and are typically short-term in nature. Credit risk is similar to that involved in extending loan commitments to customers and accordingly, evaluation and collateral requirements similar to those for loan commitments are used. The deferred liability related to the Company’s stand-by letters of credit was not significant at of March 31, 2005 or December 31, 2004.

5. EARNINGS PER SHARE

Basic earnings per share is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock, such as stock options, result in the issuance of common stock which shares in the earnings of the Company. The treasury stock method has been applied to determine the dilutive effect of the stock options in computing diluted earnings per share.

	For the Three Months
	Ended March 31,
	2005	2004
Earnings Per Share:
Basic earnings per share	$0.27	$0.22
Diluted earnings per share	$0.26	$0.22
Weighted Average Number of Shares Outstanding:
Basic shares	3,280,394	3,250,087
Diluted shares	3,573,383	3,357,326

There were 56,925 stock options in the three-month period ended March 31, 2004, considered to be antidilutive and therefore omitted from the above calculation of diluted earnings per share. There were no stock options in the three-month period ended March 31, 2005 considered antidilutive.

6. COMPREHENSIVE INCOME

Total comprehensive income for the three months ended March 31, 2005 and 2004 totaled $179,000 and $1,305,000, respectively. Comprehensive income is comprised of net unrealized (losses) gains, net of taxes, on available-for-sale investment securities, which were $(718,000) and $579,000 for the three months ended March 31, 2005 and 2004, respectively, together with net income.

At March 31, 2005 and December 31, 2004, accumulated other comprehensive loss totaled $1,210,000 and $492,000, respectively, and is reflected as a component of shareholders’ equity.

7. ACCOUNTING PRONOUNCEMENTS

In December 2004 the FASB issued Statement Number 123 (revised 2004) (FAS 123 (R)), Share-Based Payments. FAS 123 (R) requires all entities to recognize compensation expense in an amount equal to the fair value of share-based payments such as stock options granted to employees. In April 2005, the Securities and Exchange Commission adopted a rule amending the effective date of FAS 123(R) from the first reporting period beginning after June 15, 2005 to the first fiscal year beginning after June 15, 2005, January 1 2006 for the Company. Management has not completed its evaluation of the effect that FAS 123 (R) will have, but believes that the effect will be consistent with its previous pro forma disclosures.

8. STOCK-BASED COMPENSATION

At March 31, 2005, the Company had two stock-based compensation plans, the Plumas Bank 2001 and 1991 Stock Option Plans. The Company accounts for these plans under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. No stock-based compensation cost is reflected in net income, as all options granted under these plans had an exercise price equal to the market value of the underlying common stock on the date of grant.

Pro forma adjustments to the Company’s consolidated net earnings and earnings per share are disclosed during the years in which the options become vested. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of FASB Statements No. 123, Accounting for Stock-Based Compensation, to stock-based compensation, dollars in thousands except per share amounts:

	For the Three Months
	Ended March 31,
	2005	2004
Net income as reported	$897	$726
Deduct: Total stock-based compensation expense determined under the fair value based method for all awards, net of related tax effects	43	32

Pro forma net income	$854	$694

Basic earnings per share – as reported	$0.27	$0.22

Basic earnings per share – pro forma	$0.26	$0.21

Diluted earnings per share – as reported	$0.26	$0.22

Diluted earnings per share – pro forma	$0.25	$0.21

There were no option grants made during the three-month periods ending March 31, 2005 and 2004.

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

INTRODUCTION

During the three month period ended March 31, 2005, Plumas Bancorp (the “Company”) was traded on the OTC Bulletin Board (“OTC BB”) under the ticker symbol “PLBC”. The Company will continue to be traded on the OTC BB until May 18, 2005, at which time the Company expects to begin trading on the NASDAQ small cap market. The Company’s ticker symbol will remain “PLBC”.

The following discussion and analysis sets forth certain statistical information relating to the Company as of March 31, 2005 and December 31, 2004 and for the three-month period ended March 31, 2005 and 2004. This discussion should be read in conjunction with the condensed consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q and the consolidated financial statements and notes thereto included in Plumas Bancorp’s Annual Report filed on Form 10-K for the year ended December 31, 2004.

OVERVIEW

The Company’s net income increased $171 thousand, or 24%, to $897 thousand for the three months ended March 31, 2005 from $726 thousand for the same period in 2004. The primary contributor to the increase in net income for the first three months of 2005 was the $708 thousand increase in net interest income. This increase was largely offset by a $193 thousand increase in salaries and benefits, an increase in other non-interest expenses of $165 thousand and increase in the provision for loan losses of $150 thousand.

Total assets at March 31, 2005 were $431 million, an increase of $14 million, or 3%, from the $417 million at December 31, 2004. The growth in assets was funded by growth in the Company’s deposits and increases in Federal funds purchased. Deposits grew $5 million, or 1%, to $383 million at March 31, 2005 from the $378 million at December 31, 2004. Short-term advances from the Federal Home Loan Bank stood at $10 million at March 31, 2005 up from $1 million at December 31, 2004.

The annualized return on average assets was 0.86% for the three months ended March 31, 2005 up from 0.74% for the same period in 2004. The annualized return on average equity was 12.7% for the three months ended March 31, 2005 up from 10.7% for the same period in 2004.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2005

Net interest income before provision for loan losses. Net interest income, on a nontax-equivalent basis, was $4.7 million for the three months ended March 31, 2005, an increase of $708 thousand, or 18%, from $4.0 million for the same period in 2004. The increase in net interest income was primarily attributed to volume increases in the Company’s average loan balances offset by increases in rates paid primarily on money market accounts and time deposits.

Interest income increased $924 thousand, or 20%, to $5.7 million for the three months ended March 31, 2005. The increase in interest income was primarily attributed to volume increases in loan balances. The Company’s average loan balances were $274 million for the three months ended March 31, 2005, up $57 million, or 26%, from the $217 million for the same period in 2004.

Interest expense increased $216 thousand, or 31%, to $923 thousand for the three months ended March 31, 2005, up from $707 thousand for the same period in 2004. The increase in interest expense was primarily attributed to rate increases on money market accounts and time deposits. For the three months ended March 31, 2005 compared to the same period in 2004, the Company’s average rate on money market accounts increased 23 basis points to 0.99% from 0.76% while time deposit accounts increased 43 basis points to 2.27% for the three months ended March 31, 2005 from 1.84%.

As a result of the changes noted above, the net interest margin for the three months ended March 31, 2005 increased 29 basis points, or 6%, to 5.02%, up from 4.73% for the same period in 2004.

The following table presents for the three-month periods indicated the distribution of consolidated average assets, liabilities and shareholders’ equity. It also presents the amounts of interest income from interest-earning assets and the resultant yields expressed in both dollars and yield percentages, as well as, the amounts of interest expense on interest-bearing liabilities and the resultant cost expressed in both dollars and rate percentages. Average balances are based on daily averages. Nonaccrual loans are included in the calculation of average loans while nonaccrued interest thereon is excluded from the computation of yields earned:

	For the Three Months Ended March 31, 2005			For the Three Months Ended March 31, 2004
	Average Balance	Interest	Yield /	Average Balance	Interest	Yield /
	(in thousands)	(in thousands)	Rate	(in thousands)	(in thousands)	Rate
Interest-earning assets:
Loans (1)(2)	$274,435	$4,809	7.11%	$217,201	$3,887	7.20%
Investment securities (1)	108,117	850	3.19%	110,,677	816	2.97%
Federal funds sold	238	1	1.70%	14,653	33	0.91%

Total earning assets	382,790	5,660	6.00%	342,531	4,736	5.61%

Cash and due from banks	14,724			24,691
Other assets	25,979			24,716

Total assets	$423,493			$391,938

Interest-bearing liabilities:
NOW deposits	$44,342	15	0.14%	$42,874	16	0.15%
Money market deposits	63,793	155	0.99%	65,997	124	0.76%
Savings deposits	67,218	92	0.56%	60,969	68	0.45%
Time deposits	95,367	534	2.27%	92,939	426	1.84%
Short-term borrowings	5,436	35	2.61%	—	—	—
Other interest-bearing liabilities	227	2	3.57%	205	3	5.89%
Junior subordinated debentures	6,186	90	5.90%	6,186	70	4.55%

Total interest-bearing liabilities	282,569	923	1.32%	269,170	707	1.07%

Non-interest bearing deposits	108,648			93,210
Other liabilities	3,650			2,500
Shareholders’ equity	28,626			27,058

Total liabilities & equity	$423,493			$391,938

Cost of funding interest-earning assets (3)			0.98%			0.83%
Net interest income and margin (4)		$4,737	5.02%		$4,029	4.73%

(1)	Not computed on a tax-equivalent basis.

(2)	Loan fees included in loan interest income for the three-month periods ended March 31, 2005 and 2004 amounted to $49 and $136, respectively.

(3)	Total interest expense divided by the average balance of total earning assets.

(4)	Net interest income divided by the average balance of total earning assets.

The following table sets forth changes in interest income and interest expense, for the three-month periods indicated and the amount of change attributable to variances in volume, rates and the combination of volume and rates based on the relative changes of volume and rates:

	2005 over 2004 change in net interest income
	(in thousands)
	Volume (1)	Rate (2)	Mix (3)	Total
Interest-earning assets:
Loans	$1,016	$(81)	$(13)	$922
Investment securities	(19)	54	(1)	34
Federal funds sold	(32)	28	(28)	(32)

Total interest income	965	1	(42)	924

Interest-bearing liabilities:
NOW deposits	1	(2)	—	(1)
Money market deposits	(4)	36	(1)	31
Savings deposits	7	15	2	24
Time deposits	11	94	3	108
Short-term borrowings	—	—	35	35
Other interest-bearing liabilities	—	(1)	—	(1)
Junior subordinated debentures	—	20	—	20

Total interest expense	15	162	39	216

Net interest income	$950	$(161)	$(81)	$708

(1)	The volume change in net interest income represents the change in average balance divided by the previous year’s rate.

(2)	The rate change in net interest income represents the change in rate divided by the previous year’s average balance.

(3)	The mix change in net interest income represents the change in average balance multiplied by the change in rate.

Provision for loan losses. The Company recorded $300,000 in provision for loan losses for the three months ended March 31, 2005, up $150,000, or 100%, from the $150,000 provision for the same period in 2004. Management assesses its loan quality monthly to maintain an adequate allowance for loan losses. Based on information currently available, management believes that the allowance for loan losses is adequate to absorb potential risks in the portfolio. However, no assurance can be given that the Company may not sustain charge-offs which are in excess of the allowance in any given period. The Company’s loan portfolio composition and non-performing assets are further discussed under the financial condition section below.

Non-interest income. During the three months ended March 31, 2005, total non-interest income increased $89 thousand, or 9%, to $1.1 million, up from $1.0 million for the comparable period in 2004. The increase in non-interest income was primarily the result of increases in service charge revenue of $116 thousand, tax refunds of $58 thousand and other income of $94 thousand offset by declines in gains on sales of loans of $49 thousand and gains on available-for-sale investment securities of $98 thousand.

A large portion of the growth in service charge revenue resulted from an increase of $108 thousand in customer overdraft charges. During April of 2004 the Bank implemented a new overdraft privilege program for select deposit relationships thereby increasing service charge revenue when comparing the first three months of 2005 to the first three months of 2004.

Non-interest expenses. Non-interest expenses consist of salaries and related employee benefits, occupancy and equipment expenses, professional fees, business development expenses, telephone expense, stationery and supplies expense, armored car and courier expense, advertising and promotion expense, loan expenses, directors’ fees, and other operating expenses. For the three months ended March 31, 2005, non-

interest expense increased $440 thousand, or 12%, to $4.2 million, up from $3.8 million for the comparable period in 2004.

Salaries and employee benefits increased $193 thousand, or 9%, over the same three-month period last year. This increase was due primarily to the staffing additions related to the expansion of the Company’s centralized lending function and to manage the overall growth of the Company.

Occupancy and equipment increased $82 thousand, or 12%, over the same three-month period last year. This increase was due primarily to additional software expense associated with upgraded software systems, including the Company’s core data system, credit services systems, regulatory compliance systems, teller systems, communication systems and security systems.

Professional fees increased $61 thousand, or 59%, over the same three-month period last year. This increase was primarily the result of consulting projects related to the Company’s overdraft privilege program and an evaluation of the Company’s risk management environment.

Advertising and promotion expense increased $51 thousand, or 91%, over the same three-month period last year as a result of a general expansion of marketing efforts related to the Company’s expanded service area. In November 2003 the Company began operating three new branches in the communities of Tahoe City, Kings Beach and Loyalton.

The following table describes the components of non-interest expense for the three-month periods ending March 31, 2005 and 2004.

	For the Three Months
	Ended March 31,
	(in thousands)
	2005	2004
Salaries and employee benefits	$2,403	$2,210
Occupancy and equipment	756	674
Professional and other fees	165	104
Advertising and promotion	107	56
Business development	100	93
Armored car and courier	92	89
Director compensation	78	72
Outside service fees	77	56
Telephone and data communication	75	76
Deposit premium amortization	75	71
Stationery and supplies	74	73
Postage	61	65
Insurance	53	56
Loan and collection expenses	37	51
Other expense	48	15

Total non-interest expense	$4,201	$3,761

FINANCIAL CONDITION

Loan portfolio composition. The Company continues to manage the mix of its loan portfolio consistent with its identity as a community bank serving the financing needs of all sectors of Northeastern California. Although the Company offers a broad array of financing options, it continues to concentrate its focus on small- to medium-sized commercial businesses. These commercial loans are diversified as to the industries and types of businesses, thus limiting material exposure from any one industry concentration. The Company offers both fixed and floating rate loans and obtains collateral in the form of real property, business assets and deposit accounts, but looks to business and personal cash flows as its primary source of repayment. As of March 31, 2005, real estate construction and land development loan balances as a percentage of total loans increased to 12.9% from 12.0% at December 31, 2004. Also during the first three months of 2005, consumer loan balances increased slightly to 22.3% of total loans from 22.1% at December 31, 2004. The increased percentages in real estate construction and land development and consumer loan balances were offset with declines in the relative percentage of agricultural and real estate mortgage loan balances which were 10.8% and 38.0%, respectively at March 31, 2005, versus 11.6% and 38.3%, respectively at December 31, 2004. Commercial loan balances as a percentage of total loans remained unchanged at 16.0% at both March 31, 2005 and December 31, 2004.

Nonperforming assets. Nonperforming loans at March 31, 2005 were $1,429,000, an increase of $258,000, or 22%, over the $1,171,000 balance at December 31, 2004.

The increase in nonperforming loans from December 31, 2004 is primarily due to the Bank, in March 2005, classifying as nonaccrual, several agricultural loans to one borrower with an outstanding balance $341 thousand at March 31, 2005. These agricultural loans are collateralized by various livestock and real estate holdings. At March 31, 2005, nonperforming loans to this one borrower represented 24% of the Bank’s total nonperforming loans outstanding. Management believes that these nonperforming loan balances will be satisfactory resolved without significant loss to the Company.

As a result of the above, nonperforming loans as a percent of total loans increased to 0.50% at March 31, 2005 up from the 0.44% at December 31, 2004. In addition, nonperforming assets (which is comprised of nonperforming loans plus foreclosed real estate and vehicle holdings) as a percent of total assets were 0.33% at March 31, 2005 up from 0.29% at December 31, 2004.

Analysis of allowance for loan losses. Net charge-offs during the three months ended March 31, 2005 totaled $98 thousand, or 0.03% of total loans, compared to $71 thousand, or 0.03% of total loans, for the comparable period in 2004. Net charge-offs during the first three months of 2005 were comprised of $132 thousand of charge-offs less $34 thousand in recoveries, compared to $115 thousand of charge-offs less $44 thousand in recoveries for the same period in 2004. The allowance for loan losses stood at 1.03% of total loans as of March 31, 2005 and December 31, 2004. Based on an evaluation of the credit quality of the loan portfolio and delinquency trends and charge-offs, management believes the allowance for loan losses to be adequate.

The following table provides certain information for the three-month period indicated with respect to the Company’s allowance for loan losses as well as charge-off and recovery activity.

	For the Three Months
	Ended March 31,
	(in thousands)
	2005	2004
Balance at January 1,	$2,762	$2,564

Charge-offs:
Commercial and agricultural	—	—
Real estate mortgage	—	—
Real estate construction	—	—
Consumer	(132)	(115)

Total charge-offs	(132)	(115)

Recoveries:
Commercial and agricultural	2	2
Real estate mortgage	—	—
Real estate construction	—	—
Consumer	32	42

Total recoveries	34	44

Net charge-offs	(98)	(71)

Provision for loan losses	300	150

Balance at March 31,	$2,964	$2,643

Net charge-offs during the three-month period to average loans	0.04%	0.03%
Allowance for loan losses to total Loans	1.03%	1.23%

Investment securities. Investment securities decreased $10.2 million to $103 million at March 31, 2005, from $113 million at December 31, 2004. The Company’s investment in U.S. Treasury securities and obligations of U.S. agencies decreased to 76.1% of the investment portfolio at March 31, 2005, versus 78.0% at December 31, 2004. The Company’s investment in corporate bonds increased to 9.5% of the investment portfolio at March 31, 2005, versus 8.8% at December 31, 2004. Tax-exempt municipal obligation bonds increased to 14.4% of the investment portfolio at March 31, 2005, up from 13.2% at December 31, 2004.

Premises and equipment. Premises and equipment increased $376 thousand, or 4%, to $10.2 million at March 31, 2005, from $9.8 million at December 31, 2004. The increase was the result of the purchase of $533 thousand of vacant land in February 2005 offset by ongoing depreciation on existing premises and equipment. The land was purchase for the purpose of building a branch office in the community of Truckee.

Accrued interest receivable and other assets. Accrued interest receivable and other assets increased $259 thousand, or 3%, to $8.9 million at March 31, 2005, from $8.7 million at December 31, 2004. The increase was the result of recording additional deferred tax benefits in the first three months of 2005 related to the available-for-sale investment securities portfolio.

Deposits. Total deposits were $383 million as of March 31, 2005, an increase of $4.5 million, or 1.2%, from the December 31, 2004 balance of $379 million. The Company continues to manage the mix of its deposits consistent with its identity as a community bank serving the financial needs of its customers. Non-

interest bearing demand deposits and interest checking deposits decreased to 40.3% of total deposits at March 31, 2005, down from 40.7% of total deposits at December 31, 2004. Money market and savings deposits increased to 34.7% of total deposits at March 31, 2005 compared to 34.3% as of December 31, 2004. Time deposits increased slightly to 25.1% of total deposits as of March 31, 2005 up from 25.0% as of December 31, 2004.

Federal funds purchased. Federal funds purchased were $10 million as of March 31, 2005, an increase of $9 million from the December 31, 2004 balance of $1 million. During the first three months of 2005 the Company utilized an established line of credit with the Federal Home Loan Bank to meet its short-term liquidity needs.

CAPITAL RESOURCES

Shareholders’ equity as of March 31, 2005 increased $277 thousand, or 1%, to $28.2 million up from $27.9 million as of December 31, 2004. This increase was the result of earnings during the first three months of $897 thousand and the exercise of stock options of $98 thousand offset by a $718 thousand increase in accumulated other comprehensive losses. The accumulated other comprehensive losses at March 31, 2005, were the result of the adverse affects of the rising interest rate environment on the market value of the Bank’s available-for-sale investment portfolio. Management believes that these unrealized losses are not permanent and will reverse over time as these shorter-term securities approach maturity.

The Company and the Bank are subject to certain regulatory capital requirements administered by the Board of Governors of the Federal Reserve System and the Federal Deposit Insurance Corporation (FDIC). Failure to meet these minimum capital requirements can initiate certain mandatory and possibly additional discretionary, actions by regulators that, if undertaken, could have a direct material effect on the Company’s consolidated financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank’s assets, liabilities and certain off-balance-sheet items as calculated under regulatory accounting practices. The Company’s and the Bank’s capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings and other factors.

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios of total and Tier 1 capital to risk-weighted assets and of Tier 1 capital to average assets. Each of these components is defined in the regulations. Management believes that the Company met all its capital adequacy requirements and that the Bank met the requirements to be considered well capitalized under the regulatory framework for prompt corrective action as of March 31, 2005.

	Plumas Bancorp
	Actual
	Capital		Minimum Capital
	(in thousands)	Ratio	Requirement
Leverage	$33,514	7.9%	4.0%
Tier 1 Risk-Based	33,514	9.8%	4.0%
Total Risk-Based	36,478	10.6%	8.0%

	Plumas Bank
			To be
			Considered
			Well
			Capitalized
			Under
	Actual		Prompt
	Capital		Corrective
	(in thousands)	Ratio	Action
Leverage	$32,969	7.8%	5.0%
Tier 1 Risk-Based	32,969	9.6%	6.0%
Total Risk-Based	35,933	10.5%	10.0%

LIQUIDITY

The Company manages its liquidity to provide the ability to generate funds to support asset growth, meet deposit withdrawals (both anticipated and unanticipated), fund customers’ borrowing needs, satisfy maturity of short-term borrowings and maintain reserve requirements. The Company’s liquidity needs are managed using assets or liabilities, or both. On the asset side the Company maintains an investment portfolio containing U.S. government securities and agency securities that are classified as available-for-sale. On the liability side, liquidity needs are managed by charging competitive offering rates on deposit products and the use of established lines of credit from correspondent financial institutions and the Federal Home Loan Bank.

The Company has unsecured short-term borrowing agreements with two of its correspondent banks in the amounts of $10 million and $5 million. In addition, the Company can borrow up to $61 million from the Federal Home Loan Bank secured by commercial and residential mortgage loans. During the first three months of 2005, the Company outstanding advances from the Federal Home Loan Bank increased from $1 million at December 31, 2004 to $10 million at March 31, 2005. These additional advances were used to meet the Company’s liquidity needs as loan growth exceeded deposit growth during the first quarter of 2005. Management expects this trend to reverse with more significant deposit growth anticipated to occur in the second and third quarter of 2005.

Customer deposits are the Company’s primary source of funds. Those funds are held in various types of accounts with varying maturities. The Company does not accept brokered deposits. During the first three months of 2005, deposits increased $4.5 million, or 1.2%, from the December 31, 2004 balance of $378 million. The Company has historically experienced a seasonal trend in regards to deposits; whereas the majority of the Company’s annual deposit growth occurs in the late spring, summer and fall months.

The Company’s available-for-sale securities portfolio, cash and due from banks and short-term borrowings from correspondent banks and the Federal Home Loan Bank serve as the primary sources of liquidity, providing adequate funding for loans during periods of high loan demand. During periods of decreased lending activity, proceeds from the maturity or sale of investment securities, loan payments, and new deposits are invested in short-term earning assets, such as Federal funds sold and investment securities, to serve as a source of funding for future loan growth. Management believes that the Company’s available sources of funds, including short-term borrowings, will provide adequate liquidity for its operations in the foreseeable future.

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

In management’s opinion there has not been a material change in the Company’s market risk or interest rate risk profile for the three months ended March 31, 2005 compared to December 31, 2004 as discussed in the Company’s 2004 annual report on Form 10-K.

ITEM 4. CONTROLS AND PROCEDURES

The Company’s Chief Executive Officer, Chief Operating Officer and Chief Financial Officer, based on their evaluation within 90 days prior to the date of this report of the Company’s disclosure controls and procedures (as defined in Exchange Act Rule 13a—15(e), have concluded that the Company’s disclosure controls and procedures are adequate and effective for purposes of Rule 13a—15(e) in timely alerting them to material information relating to the Company required to be included in the Company’s filings with the SEC under the Securities Exchange Act of 1934.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

The following documents are included or incorporated by reference in this Quarterly Report on Form 10Q:

3.1	Articles of Incorporation as amended of Registrant included as exhibit 3.1 to the Registrant’s Form S-4, File No. 333-84534, which is incorporated by reference herein.

3.2	Bylaws of Registrant included as exhibit 3.2 to the Registrant’s Form S-4, File No. 333-84534, which is incorporated by reference herein.

4	Specimen form of certificate for Plumas Bancorp included as exhibit 4 to the Registrant’s Form S-4, File No. 333-84534, which is incorporated by reference herein.

10.1	Employment Agreement of William E. Elliott dated May 16, 2001, is included as Exhibit 10.1 to the Registrant’s 10-QSB for June 30, 2002, which is incorporated by this reference herein.

10.3	Executive Salary Continuation Agreement as amended of William E. Elliott dated October 13, 1993, is included as Exhibit 10.3 to the Registrant’s 10-QSB for June 30, 2002, which is incorporated by this reference herein.

10.4	Split Dollar Agreements of William E. Elliott dated January 23, 2002, is included as Exhibit 10.4 to the Registrant’s 10-QSB for June 30, 2002, which is incorporated by this reference herein.

10.6	Executive Salary Continuation Agreement as amended of Douglas N. Biddle dated June 2, 1994, is included as Exhibit 10.6 to the Registrant’s 10-QSB for June 30, 2002, which is incorporated by this reference herein.

10.7	Split Dollar Agreements of Douglas N. Biddle dated January 24, 2002, is included as Exhibit 10.7 to the Registrant’s 10-QSB for June 30, 2002, which is incorporated by this reference herein.

10.9	Executive Salary Continuation Agreement as amended of Dennis C. Irvine dated June 2, 1994, is included as Exhibit 10.9 to the Registrant’s 10-QSB for June 30, 2002, which is incorporated by this reference herein.

10.10	Split Dollar Agreements of Dennis C. Irvine dated January 24, 2002, is included as Exhibit 10.10 to the Registrant’s 10-QSB for June 30, 2002, which is incorporated by this reference herein.

10.11	First Amendment to Executive Salary Continuation Agreement of Robert T. Herr dated September 15, 2004, is included as Exhibit 10.11 to the Registrant’s 8-K filed on September 17, 2004, which is incorporated by this reference herein.

10.13	Deferred Fee Agreement as amended of Jerry V. Kehr dated August 19, 1998, is included as Exhibit 10.13 to the Registrant’s 10-QSB for June 30, 2002, which is incorporated by this reference herein.

10.14	Amended and Restated Director Retirement Agreement of Jerry V. Kehr dated April 28, 2000, is included as Exhibit 10.14 to the Registrant’s 10-QSB for June 30, 2002, which is incorporated by this reference herein.

10.15	Consulting Agreement of Jerry V. Kehr dated May 10, 2000, is included as Exhibit 10.15 to the Registrant’s 10-QSB for June 30, 2002, which is incorporated by this reference herein.

10.18	Amended and Restated Director Retirement Agreement of Daniel E. West dated May 10, 2000, is included as Exhibit 10.18 to the Registrant’s 10-QSB for June 30, 2002, which is incorporated by this reference herein.

10.19	Consulting Agreement of Daniel E. West dated May 10, 2000, is included as Exhibit 10.19 to the Registrant’s 10-QSB for June 30, 2002, which is incorporated by this reference herein.

10.20	Split Dollar Agreements of Robert T. Herr dated September 15, 2004, is included as Exhibit 10.20 to the Registrant’s 8-K filed on September 17, 2004, which is incorporated by this reference herein.

10.21	Amended and Restated Director Retirement Agreement of Alvin G. Blickenstaff dated April 19, 2000, is included as Exhibit 10.21 to the Registrant’s 10-QSB for June 30, 2002, which is incorporated by this reference herein.

10.22	Consulting Agreement of Alvin G. Blickenstaff dated May 8, 2000, is included as Exhibit 10.22 to the Registrant’s 10-QSB for June 30, 2002, which is incorporated by this reference herein.

10.24	Amended and Restated Director Retirement Agreement of Gerald W. Fletcher dated May 10, 2000, is included as Exhibit 10.24 to the Registrant’s 10-QSB for June 30, 2002, which is incorporated by this reference herein.

10.25	Consulting Agreement of Gerald W. Fletcher dated May 10, 2000, is included as Exhibit 10.25 to the Registrant’s 10-QSB for June 30, 2002, which is incorporated by this reference herein.

10.27	Amended and Restated Director Retirement Agreement of Arthur C. Grohs dated May 9, 2000, is included as Exhibit 10.27 to the Registrant’s 10-QSB for June 30, 2002, which is incorporated by this reference herein.

10.28	Consulting Agreement of Arthur C. Grohs dated May 9, 2000, is included as Exhibit 10.28 to the Registrant’s 10-QSB for June 30, 2002, which is incorporated by this reference herein.

10.30	Amended and Restated Director Retirement Agreement of Christine McArthur dated May 12, 2000, is included as Exhibit 10.30 to the Registrant’s 10-QSB for June 30, 2002, which is incorporated by this reference herein.

10.31	Consulting Agreement of Christine McArthur dated May 12, 2000, is included as Exhibit 10.31 to the Registrant’s 10-QSB for June 30, 2002, which is incorporated by this reference herein.

10.33	Amended and Restated Director Retirement Agreement of Terrance J. Reeson dated April 19, 2000, is included as Exhibit 10.33 to the Registrant’s 10-QSB for June 30, 2002, which is incorporated by this reference herein.

10.34	Consulting Agreement of Terrance J. Reeson dated May 10, 2000, is included as Exhibit 10.34 to the Registrant’s 10-QSB for June 30, 2002, which is incorporated by this reference herein.

10.36	Amended and Restated Director Retirement Agreement of Walter Sphar dated April 20, 2000, is included as Exhibit 10.36 to the Registrant’s 10-QSB for June 30, 2002, which is incorporated by this reference herein.

10.37	Consulting Agreement of Walter Sphar dated May 9, 2000, is included as Exhibit 10.37 to the Registrant’s 10-QSB for June 30, 2002, which is incorporated by this reference herein.

10.39	Deferred Fee Agreement of Thomas Watson dated March 3, 2001, is included as Exhibit 10.39 to the Registrant’s 10-QSB for June 30, 2002, which is incorporated by this reference herein.

10.40	Form of Indemnification Agreement, is included as Exhibit 10.41 to the Registrant’s 10-QSB for June 30, 2002, which is incorporated by this reference herein.

10.41	2001 Stock Option Plan as amended is included as exhibit 99.1 of the Form S-8 filed July 23, 2002, File No. 333-96957

10.42	1991 Stock Option Plan on Form S-8 filed August 19, 2002, File No. 333-98319

10.43	Plumas Bank 401(k) Profit Sharing Plan as amended is included as exhibit 99.1 of the Form S-8 filed February 14, 2003, File No. 333-103229

10.44	Executive Salary Continuation Agreement of Robert T. Herr dated June 4, 2002, is included as Exhibit 10.44 to the Registrant’s 10-Q for March 31, 2003, which is incorporated by this reference herein.

10.45	Branch Purchase and Assumption Agreement dated April 25, 2003, is included as Exhibit 10.45 to the Registrant’s 10-Q for March 31, 2003, which is incorporated by this reference herein.

10.46	1991 Stock Option Plan as amended.

10.47	Specimen form of Incentive Stock Option Agreement under the 1991 Stock Option Plan.

10.48	Specimen form of Non-Qualified Stock Option Agreement under the 1991 Stock Option Plan.

10.59	Director Retirement Agreement of Thomas Watson dated May 1, 2003, is included as Exhibit 10.59 to the Registrant’s 10-Q for June 30, 2003, which is incorporated by this reference herein.

10.60	Consulting Agreement of Thomas Watson dated May 1, 2003, is included as Exhibit 10.60 to the Registrant’s 10-Q for June 30, 2003, which is incorporated by this reference herein.

10.62	Deferred Fee Agreement of Thomas Watson dated December 23, 2004, is included as Exhibit 10.62 to the Registrant’s 8-K filed on January 6, 2005, which is incorporated by this reference herein.

10.63	Deferred Fee Agreement of Jerry V. Kehr dated December 24, 2004, is included as Exhibit 10.63 to the Registrant’s 8-K filed on January 6, 2005, which is incorporated by this reference herein.

11	Computation of per share earnings appears in the attached 10-Q under Plumas Bancorp and Subsidiary Notes to Consolidated Financial Statements as Footnote 5 – Earnings Per Share Computation.

31.1	Rule 13a-14(a) [Section 302] Certification of Principal Financial Officer dated May 11, 2005.

31.2	Rule 13a-14(a) [Section 302] Certification of Principal Operating Officer dated May 11, 2005.

31.3	Rule 13a-14(a) [Section 302] Certification of Principal Executive Officer dated May 11, 2005.

32.1	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 dated May 11, 2005.

32.2	Certification of Principal Operating Officer pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 dated May 11, 2005.

32.3	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 dated May 11, 2005.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PLUMAS BANCORP
(Registrant)

Date: May 11, 2005

/s/ William E. Elliott

William E. Elliott
President/Chief Executive Officer

/s/ Douglas N. Biddle

Douglas N. Biddle
Executive Vice President Chief Operating Officer

/s/ Andrew J. Ryback

Andrew J. Ryback
Executive Vice President Chief Financial Officer