Form 10-Q
period 2005-06-30
PLUMAS BANCORP
filed 2005-08-12
CIK 1168455

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED June 30, 2005

☐	TRANSITION REPORT UNDER SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE TRANSITION PERIOD FROM                                          TO
COMMISSION FILE NUMBER: 000-49883
PLUMAS BANCORP
(Exact Name of Registrant as Specified in Its Charter)

California	75-2987096
(State or Other Jurisdiction of Incorporation or	(I.R.S. Employer Identification No.)
Organization)

35 S. Lindan Avenue, Quincy, California	95971
(Address of Principal Executive Offices)	(Zip Code)
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
Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of August 11, 2005; 3,300,520 shares

PART I – FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
PLUMAS BANCORP
CONDENSED CONSOLIDATED BALANCE SHEET
(Unaudited)
(In thousands, except share data)

	June 30,	December 31,
	2005	2004
Assets
Cash and due from banks	$17,440	$11,444
Federal funds sold	385	—
Investment securities (fair value of $98,510 at June 30, 2005 and $113,390 at December 31, 2004)	98,275	113,252
Loans, less allowance for loan losses of $3,107 at June 30, 2005 and $2,762 at December 31, 2004 (Notes 3 and 4)	306,039	263,891
Premises and equipment, net	10,338	9,793
Intangible assets, net	1,789	1,939
Company owned life insurance	8,507	8,362
Accrued interest receivable and other assets	8,574	8,665

Total assets	$451,347	$417,346

Liabilities and Shareholders’ Equity

Deposits:
Non-interest bearing	$123,632	$108,556
Interest bearing	270,239	270,011

Total deposits	393,871	378,567
Federal Home Loan Bank advances	17,500	1,035
Accrued interest payable and other liabilities	4,385	3,667
Junior subordinated deferrable interest debentures	6,186	6,186

Total liabilities	421,942	389,455

Commitments and contingencies (Note 4)	—	—

Shareholders’ equity (Notes 5 and 8):
Serial preferred stock, no par value; 10,000,000 shares authorized, none issued	—	—
Common stock, no par value; 15,000,000 shares authorized; issued and outstanding – 3,300,320 shares at June 30, 2005 and 3,267,465 shares at December 31, 2004	4,236	4,013
Retained earnings	25,823	24,370
Accumulated other comprehensive loss (Note 6)	(654)	(492)

Total shareholders’ equity	29,405	27,891

Total liabilities and shareholders’ equity	$451,347	$417,346

See notes to condensed consolidated financial statements.

PLUMAS BANCORP
CONDENSED CONSOLIDATED STATEMENT OF INCOME
(Unaudited)
(In thousands, except per share data)

	For the Three Months		For the Six Months
	Ended June 30		Ended June 30
	2005	2004	2005	2004
Interest Income:
Interest and fees on loans	$5,349	$3,798	$10,155	$7,675
Interest on investment securities:
Taxable	678	796	1,390	1,540
Exempt from Federal income taxes	134	110	272	182
Interest on Federal funds sold	3	24	4	57
Interest on loans held for sale	5	7	8	17

Total interest income	6,169	4,735	11,829	9,471

Interest Expense:
Interest on deposits	915	619	1,710	1,253
Interest on junior subordinated deferrable interest debentures	96	69	184	138
Other	131	2	171	6

Total interest expense	1,142	690	2,065	1,397

Net interest income before provision for loan losses	5,027	4,045	9,764	8,074
Provision for Loan Losses	300	150	600	300

Net interest income after provision for loan losses	4,727	3,895	9,164	7,774
Non-Interest Income:
Service charges	748	801	1,483	1,416
Gain on sale of loans	—	—	—	49
Gain (loss) on sale of available-for-sale investment securities, net	—	56	(8)	147
(Loss) gain on sale of other real estate and vehicles, net	(29)	143	(45)	90
Earnings on company owned life insurance policies	87	100	179	207
Other	304	237	610	448

Total non-interest income	1,110	1,337	2,219	2,357

Non-Interest Expenses:
Salaries and employee benefits	2,263	2,219	4,666	4,429
Occupancy and equipment	737	678	1,493	1,352
Other	1,125	1,016	2,167	1,893

Total non-interest expenses	4,125	3,913	8,326	7,674

Income before provision for income taxes	1,712	1,319	3,057	2,457
Provision for Income Taxes	629	469	1,077	881

Net income	$1,083	$850	$1,980	$1,576

Basic earnings per share (Notes 5 and 8)	$0.33	$0.26	$0.60	$0.48

Diluted earnings per share (Notes 5 and 8)	$0.32	$0.25	$0.59	$0.47

See notes to condensed consolidated financial statements.

PLUMAS BANCORP
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited)
(In thousands)

	For the Six Months
	Ended June 30,
	2005	2004
Cash Flows from Operating Activities:
Net income	$1,980	$1,576
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	600	300
Decrease in deferred loan origination fees, net	(614)	(41)
Depreciation and amortization	836	809
Net loss (gain) on sale of available-for-sale investment securities	8	(147)
Amortization of investment security premiums	371	504
Accretion of investment security discounts	(38)	(37)
Net loss on sale of premises and equipment	4	2
Net loss (gain) on sale of other real estate and vehicles	45	(90)
Net decrease in loans held for sale	—	106
Increase in cash surrender value of life insurance policies	(145)	(173)
Decrease in accrued interest receivable and other assets	115	237
Increase in accrued interest payable and other liabilities	718	458
Benefit for deferred taxes	(21)	—

Net cash provided by operating activities	3,859	3,504

Cash Flows from Investing Activities:
Proceeds from matured and called available-for-sale investment securities	9,500	9,220
Proceeds from matured and called held-to-maturity investment securities	1,097	1,275
Proceeds from sales of available-for-sale investment securities	1,992	16,536
Purchases of available-for-sale investment securities	—	(23,103)
Purchases of held-to-maturity investment securities	—	(6,031)
Proceeds from principal repayments from available-for-sale government-guaranteed mortgage-backed securities	1,722	1,171
Proceeds from principal repayments from held-to-maturity government-guaranteed mortgage-backed securities	51	86
Net increase in loans	(42,224)	(13,300)
Proceeds from sale of other real estate and vehicles	154	710
Purchase of premises and equipment	(1,235)	(413)

Net cash used in investing activities	(28,943)	(13,849)

Continued on next page.

PLUMAS BANCORP
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited)
(In thousands)
(Continued)

	For the Six Months
	Ended June 30,
	2005	2004
Cash Flows from Financing Activities:
Net increase in demand, interest bearing and savings deposits	$10,765	$15,151
Net increase (decrease) in time deposits	4,539	(1,364)
Proceeds from Federal Home Loan Bank advances	16,465
Proceeds from exercise of stock options	223	45
Payment of cash dividends	(527)	(456)

Net cash provided by financing activities	31,465	13,376

Increase in cash and cash equivalents	6,381	3,031
Cash and Cash Equivalents at Beginning of Year	11,444	30,012

Cash and Cash Equivalents at End of Period	$17,825	$33,043

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:
Interest expense	$1,914	$1,369
Income taxes	$555	$335

Non-Cash Investing Activities:
Real estate and vehicles acquired through foreclosure	$90	$145
Net change in unrealized gain on available-for-sale securities	$(162)	$(1,422)

Non-Cash Financing Activities:
Common stock retired in connection with the exercise of stock options	$80	$133
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
2. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
The condensed consolidated financial statements include the accounts of the Company and the accounts of its wholly-owned subsidiary, Plumas Bank. Plumas Statutory Trust I is not consolidated into the Company’s consolidated financial statements and, accordingly, is accounted for under the equity method. In the opinion of management, the unaudited condensed consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the Company’s financial position at June 30, 2005 and December 31, 2004 and the results of operations and cash flows for the three-month and six-month periods ended June 30, 2005 and 2004. Certain reclassifications have been made to prior periods’ balances to conform to classifications used in 2005.
The unaudited condensed consolidated financial statements of the Company have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim reporting on Form 10-Q. Accordingly, certain disclosures normally presented in the notes to the consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted. These interim financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s 2004 Annual Report to Shareholders on Form 10-K. The results of operations for the three-month and six-month periods ended June 30, 2005 and 2004 may not necessarily be indicative of future operating results. In preparing such financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the balance sheet and revenues and expenses for the periods reported. Actual results could differ significantly from those estimates.
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

3. LOANS
Outstanding loans are summarized below, in thousands:

	June 30,	December 31,
	2005	2004
Commercial	$45,899	$42,689
Agricultural	33,380	31,067
Real estate – mortgage	111,505	102,125
Real estate – construction and land development	44,387	31,964
Consumer	73,621	59,068

	308,792	266,913
Deferred loan costs (fees), net	354	(260)
Allowance for loan losses	(3,107)	(2,762)

	$306,039	$263,891

4. COMMITMENTS AND CONTINGENCIES
The Company is party to claims and legal proceedings arising in the ordinary course of business. In the opinion of the Company’s management, the amount of ultimate liability with respect to such proceedings will not have a material adverse effect on the financial condition or result of operations of the Company taken as a whole.
In the normal course of business, there are various outstanding commitments to extend credit which are not reflected in the financial statements, including loan commitments of $93,268,000 and $90,084,000 and stand-by letters of credit of $1,753,000 and $1,777,000 at June 30, 2005 and December 31, 2004, respectively.
Of the loan commitments outstanding at June 30, 2005, $30,732,000 are real estate construction loan commitments that are expected to fund within the next twelve months. The remaining commitments primarily relate to revolving lines of credit or other commercial loans, and many of these are expected to expire without being drawn upon. Therefore, the total commitments do not necessarily represent future cash requirements. Each loan commitment and the amount and type of collateral obtained, if any, are evaluated on an individual basis. Collateral held varies, but may include real property, bank deposits, debt or equity securities or business assets.
Stand-by letters of credit are conditional commitments written to guarantee the performance of a customer to a third party. These guarantees are primarily related to the purchases of inventory by commercial customers and are typically short-term in nature. Credit risk is similar to that involved in extending loan commitments to customers and accordingly, evaluation and collateral requirements similar to those for loan commitments are used. The deferred liability related to the Company’s stand-by letters of credit was not significant at of June 30, 2005 or December 31, 2004.

5. EARNINGS PER SHARE
Basic earnings per share is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock, such as stock options, result in the issuance of common stock which shares in the earnings of the Company. The treasury stock method has been applied to determine the dilutive effect of stock options in computing diluted earnings per share.

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2005	2004	2005	2004
Earnings Per Share:
Basic earnings per share	$0.33	$0.26	$0.60	$0.48
Diluted earnings per share	$0.32	$0.25	$0.59	$0.47
Weighted Average Number of Shares Outstanding:
Basic shares	3,296,708	3,259,356	3,288,596	3,254,872
Diluted shares	3,570,734	3,344,598	3,572,051	3,339,813
There were no stock options in the three-month and six-month periods ended June 30, 2005 considered to be antidilutive. There were 54,375 stock options in the three-month and six-month periods ended June 30, 2004, considered to be antidilutive and therefore omitted from the above calculation of diluted earnings per share.
6. COMPREHENSIVE INCOME
Total comprehensive income (loss) for the three months ended June 30, 2005 and 2004 totaled $1,639,000 and $(1,151,000), respectively. Comprehensive income (loss) is comprised of net unrealized losses, net of taxes, on available-for-sale investment securities, which were $556,000 and $(2,001,000) for the three months ended June 30, 2005 and 2004, respectively, together with net income.
Total comprehensive income for the six months ended June 30, 2005 and 2004 totaled $1,818,000 and $154,000, respectively. Comprehensive income is comprised of net unrealized losses, net of taxes, on available-for-sale investment securities, which were $(162,000) and $(1,422,000) for the six months ended June 30, 2005 and 2004, respectively, together with net income.
At June 30, 2005 and December 31, 2004, accumulated other comprehensive loss totaled $654,000 and $492,000, respectively, and is reflected as a component of shareholders’ equity.
7. ACCOUNTING PRONOUCEMENTS
In December 2004 the FASB issued Statement Number 123 (revised 2004) (FAS 123 (R)), Share-Based Payments. FAS 123 (R) requires all entities to recognize compensation expense in an amount equal to the fair value of share-based payments such as stock options granted to employees. In April 2005, the Securities and Exchange Commission adopted a rule that defers the compliance of FAS 123(R) from the first reporting period beginning after June 15, 2005 to the first fiscal year beginning after June 15, 2005, January 1 2006 for the Company. Management has not completed its evaluation of the effect that FAS 123 (R) will have, but believes that the effect will be consistent with its previous pro forma disclosures.
8. STOCK-BASED COMPENSATION
At June 30, 2005, the Company had two stock-based compensation plans, the Plumas Bank 2001 and 1991 Stock Option Plans. The Company accounts for these plans under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. No stock-based compensation cost is reflected in net income, as all options granted under these plans had an exercise price equal to the market value of the underlying common stock on the date of grant.
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

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2005	2004	2005	2004
Net income as reported	$1,083	$850	$1,980	$1,576
Deduct: Total stock-based compensation expense determined under the fair value based method for all awards, net of related tax effects	43	22	87	45

Pro forma net income	$1,040	$759	$1,893	$1,531

Basic earnings per share – as reported	$0.33	$0.26	$0.60	$0.48

Basic earnings per share – pro forma	$0.32	$0.25	$0.58	$0.46

Diluted earnings per share – as reported	$0.32	$0.25	$0.59	$0.47

Diluted earnings per share – pro forma	$0.31	$0.25	$0.56	$0.46

The fair value of each option grant is estimated on the date of grant using an option-pricing model with the following assumptions:

	For the Three Months Ended
	June 30, 2005	June 30, 2004
Weighted average fair value of options granted	N/A	$4.32
Dividend yield	N/A	1.5%
Expected volatility	N/A	15.5%
Risk-free interest rate	N/A	2.8%
Expected option life in years	N/A	5.0
There were no option grants made during the three-month period ending June 30, 2005.

	For the Six Months Ended
	June 30, 2005	June 30, 2004
Weighted average fair value of options granted	N/A	$4.32
Dividend yield	N/A	1.5%
Expected volatility	N/A	15.5%
Risk-free interest rate	N/A	2.8%
Expected option life in years	N/A	5.0
There were no option grants made during the six-month period ending June 30, 2005.

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
INTRODUCTION
On May 18, 2005, Plumas Bancorp (the “Company”) began trading on the NASDAQ Small Cap market under the ticker symbol “PLBC”. Prior to May 18, 2005, the Company was traded on the Over-The-Counter Bulletin Board (“OTC BB”) also under the ticker symbol “PLBC”.
The following discussion and analysis sets forth certain statistical information relating to the Company as of June 30, 2005 and December 31, 2004 and for the three and six month periods ended June 30, 2005 and 2004. This discussion should be read in conjunction with the condensed consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q and the consolidated financial statements and notes thereto included in Plumas Bancorp’s Annual Report filed on Form 10-K for the year ended December 31, 2004.
OVERVIEW
The Company’s net income increased $404 thousand, or 26%, to $1.98 million for the six months ended June 30, 2005 from $1.58 million for the same period in 2004. The primary contributor to the increase in net income for the first six months of 2005 was the $1.69 million increase in net interest income. This increase was somewhat offset by decreases in gains on sales of investment securities of $155 thousand and on sales of other real estate and vehicles of $135 thousand and increases in the Company’s provision for loan losses of $300 thousand, salaries and benefits of $237 thousand, other non-interest expenses of $274 thousand and the provision for income taxes of $196 thousand.
Total assets at June 30, 2005 were $451 million, an increase of $34 million, or 8%, from the $417 million at December 31, 2004. The growth in assets was funded by growth in the Company’s deposits and increases in Federal funds purchased. Deposits grew $15 million, or 4%, to $394 million at June 30, 2005 from $379 million at December 31, 2004. Short-term advances from the Federal Home Loan Bank increased to $17.5 million at June 30, 2005 up from $1 million at December 31, 2004.
The annualized return on average assets was 0.92% for the six months ended June 30, 2005 up from 0.79% for the same period in 2004. The annualized return on average equity was 13.8% for the six months ended June 30, 2005 up from 11.5% for the same period in 2004.
RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED JUNE 30, 2005
Net interest income before provision for loan losses. Net interest income, on a nontax-equivalent basis, was $9.8 million for the six months ended June 30, 2005, an increase of $1.7 million, or 21%, from $8.1 million for the same period in 2004. The increase in net interest income was primarily attributed to volume increases in the Company’s average loan balances partially offset by increases in rates paid primarily on time deposits and money market accounts as well as both rate and volume increases on short-term borrowings.
Interest income increased $2.4 million, or 25%, to $11.8 million for the six months ended June 30, 2005. The increase in interest income was primarily attributed to volume increases in loan balances. The Company’s average loan balances were $287 million for the six months ended June 30, 2005, up $69 million, or 32%, from the $218 million for the same period in 2004.
Interest expense increased $668 thousand, or 48%, to $2.1 million for the six months ended June 30, 2005, up from $1.4 million for the same period in 2004. The increase in interest expense was primarily attributed to rate increases on time deposits and money market accounts as well as both volume and rate increases on short-term borrowings. For the six months ended June 30, 2005 compared to the same period in 2004, the Company’s average rate on time deposits increased 61 basis points to 2.43% from 1.82% and on money market accounts increased 30 basis points to 1.04% from 0.74%. The Company’s average short-term borrowing balances were $11.4 million at a rate of 2.92% for the six months ended June 30, 2005. There were no short-term borrowings for the first six months of 2004.
As a result of the changes noted above, the net interest margin for the six months ended June 30, 2005 increased 30 basis points, or 6%, to 5.02%, up from 4.72% for the same period in 2004.

The following table presents for the six-month periods indicated the distribution of consolidated average assets, liabilities and shareholders’ equity. It also presents the amounts of interest income from interest-earning assets and the resultant yields expressed in both dollars and yield percentages, as well as the amounts of interest expense on interest-bearing liabilities and the resultant cost expressed in both dollars and rate percentages. Average balances are based on daily averages. Nonaccrual loans are included in the calculation of average loans while nonaccrued interest thereon is excluded from the computation of yields earned:

	For the Six Months Ended June 30, 2005			For the Six Months Ended June 30, 2004
	Average Balance	Interest	Yield/	Average Balance	Interest	Yield/
	(in thousands)	(in thousands)	Rate	(in thousands)	(in thousands)	Rate
Interest-earning assets:
Loans (1) (2)	$287,257	$10,163	7.13%	$218,344	$7,692	7.10%
Investment securities (1)	104,328	1,662	3.21%	114,631	1,722	3.03%
Federal funds sold	280	4	2.88%	12,088	57	0.95%

Total earning assets	391,865	11,829	6.09%	345,063	9,471	5.53%

Cash and due from banks	15,565			25,077
Other assets	26,386			25,342

Total assets	$433,816			$395,482

Interest-bearing liabilities:
NOW deposits	$43,793	33	0.15%	$42,977	30	0.14%
Money market deposits	63,035	324	1.04%	65,598	242	0.74%
Savings deposits	67,417	200	0.60%	61,819	138	0.45%
Time deposits	95,877	1,153	2.43%	93,189	843	1.82%
Federal Home Loan Bank advances	11,449	166	2.92%	—	—	—
Other interest-bearing liabilities	232	5	4.35%	206	6	5.87%
Junior subordinated debentures	6,186	184	6.00%	6,186	138	4.50%

Total interest-bearing liabilities	287,989	2,065	1.45%	269,975	1,397	1.04%

Non-interest bearing deposits	113,018			96,154
Other liabilities	3,834			2,594
Shareholders’ equity	28,975			26,759

Total liabilities & equity	$433,816			$395,482

Cost of funding interest-earning assets (3)			1.06%			0.82%
Net interest income and margin (4)		$9,764	5.02%		$8,074	4.72%

(1)	Not computed on a tax-equivalent basis.

(2)	Loan fees included in loan interest income for the six-month periods ended June 30, 2005 and 2004 were $100 and $244, respectively.

(3)	Total interest expense divided by the average balance of total earning assets.

(4)	Net interest income divided by the average balance of total earning assets.

The following table sets forth changes in interest income and interest expense for the six-month periods indicated and the amount of change attributable to variances in volume, rates and the combination of volume and rates based on the relative changes of volume and rates:

	2005 over 2004 change in net interest income
	for the six months ended June 30
	(in thousands)
	Volume (1)	Rate (2)	Mix (3)	Total
Interest-earning assets:
Loans	$2,431	$30	$10	$2,471
Investment securities	(155)	104	(9)	(60)
Federal funds sold	(56)	116	(113)	(53)

Total interest income	2,220	250	(112)	2,358

Interest-bearing liabilities:
NOW deposits	1	2	—	3
Money market deposits	(9)	95	(4)	82
Savings deposits	12	46	4	62
Time deposits	24	278	8	310
FHLB advances	—	—	166	166
Other interest-bearing liabilities	1	(2)	—	(1)
Junior subordinated debentures	—	46	—	46

Total interest expense	29	465	174	668

Net interest income	$2,191	$(215)	$(286)	$1,690

(1)	The volume change in net interest income represents the change in average balance divided by the previous year’s rate.

(2)	The rate change in net interest income represents the change in rate divided by the previous year’s average balance.

(3)	The mix change in net interest income represents the change in average balance multiplied by the change in rate.
Provision for loan losses. The Company recorded $600,000 in provision for loan losses for the six months ended June 30, 2005, up $300,000, or 100%, from the $300,000 provision for the same period in 2004. Management assesses its loan quality monthly to maintain an adequate allowance for loan losses. Based on information currently available, management believes that the allowance for loan losses is adequate to absorb potential risks in the portfolio. However, no assurance can be given that the Company may not sustain charge-offs which are in excess of the allowance in any given period. The Company’s loan portfolio composition and non-performing assets are further discussed under the financial condition section below.
Non-interest income. During the six months ended June 30, 2005, total non-interest income decreased $138 thousand, or 6%, to $2.2 million, down from $2.4 million for the comparable period in 2004. The decrease in non-interest income was primarily the result of declines in gains on the sale of investment securities of $155 thousand and gains on the sale of other real estate holdings of $135 thousand somewhat offset by increases in service charge revenues of $67 thousand, tax refunds of $58 thousand, merchant processing income of $39 thousand and stock dividends on Federal Home Loan Bank stock of $25 thousand.
In managing its liquidity needs, the Company will often sell available-for-sale investment securities. During the first six months of 2005, as a result of the higher interest rate environment, the Company did not have the same opportunity to sell investment securities at gains as it did during the same period in 2004. As a result, during the six months ended June 30, 2005 the Company sold only $2 million of available-for-sale securities with losses of $8 thousand, as compared to selling $16.5 million of available-for-sale securities with gains of $147 thousand during the first six months of 2004.

In addition, during the first six months of 2004 the Company sold two unused banking offices, recording gains of $135 thousand. These two unused banking offices were part of a deposit and branch acquisition that occurred in late 2003. No such transactions occurred during the first six months of 2005.
Non-interest expenses. Non-interest expenses consist of salaries and related employee benefits, occupancy and equipment expenses, professional fees, business development expenses, telephone expense, stationery and supplies expense, armored car and courier expense, advertising and promotion expense, loan expenses, directors’ fees, and other operating expenses. For the six months ended June 30, 2005, non-interest expense increased $652 thousand, or 8%, to $8.3 million, up from $7.7 million for the comparable period in 2004.
Salaries and employee benefits increased $237 thousand, or 5%, over the same six-month period last year. This increase was due primarily to staffing additions related to the expansion of the Company’s centralized lending function and other staffing additions to manage the overall growth of the Company. Higher salary and employee benefit costs were somewhat reduced by the deferral of salary costs related to increased loan origination activities.
Occupancy and equipment increased $141 thousand, or 10%, over the same six-month period last year. This increase was due primarily to additional depreciation expense on software associated with upgraded software systems, including the Company’s core data system, credit services systems, regulatory compliance systems, teller systems, communication systems and security systems.
Professional fees increased $122 thousand, or 51%, over the same six-month period last year. This increase was primarily the result of consulting projects related to the Company’s overdraft privilege program and an evaluation of the Company’s risk management environment.
Advertising and promotion expense increased $65 thousand, or 41%, over the same six-month period last year as a result of a general expansion of marketing efforts related to the Company’s expanded service area including the communities of Tahoe City, Kings Beach and Loyalton.
The following table describes the components of non-interest expense for the six-month periods ending June 30, 2005 and 2004.

	For the Six Months
	Ended June 30,
	(in thousands)
	2005	2004
Salaries and employee benefits	$4,666	$4,429
Occupancy and equipment	1,493	1,352
Professional and other fees	362	240
Business development	238	197
Advertising and promotion	224	159
Armored car and courier	188	182
Stationery and supplies	160	149
Director compensation	159	142
Telephone and data communication	157	167
Deposit premium amortization	150	148
Outside service fees	143	122
Postage	124	125
Insurance	117	116
Loan and collection expenses	45	73
Other expense	100	73

Total non-interest expense	$8,326	$7,674

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JUNE 30, 2005
Net interest income before provision for loan losses. Net interest income, on a nontax-equivalent basis, was $5.0 million for the three months ended June 30, 2005, an increase of $982 thousand, or 24%, from $4.0 million for the same period in 2004. The increase in net interest income was primarily attributed to volume increases in the Company’s average loan balances offset by increases in rates paid primarily on time deposits as well as both rate and volume increases on short-term borrowings.
Interest income increased $1.4 million, or 30%, to $6.2 million for the three months ended June 30, 2005. The increase in interest income was primarily attributed to volume increases in loan balances. The Company’s average loan balances were $300 million for the three months ended June 30, 2005, up $80 million, or 37%, from the $219 million for the same period in 2004.
Interest expense increased $452 thousand, or 66%, to $1.1 million for the three months ended June 30, 2005, up from $690 thousand for the same period in 2004. The increase in interest expense was primarily attributed to rate increases on time deposits as well as both volume and rate increases on short-term borrowings. For the three months ended June 30, 2005 compared to the same period in 2004, the Company’s average rate on time deposits increased 79 basis points to 2.58% from 1.79%. The Company’s average short-term borrowing balances were $17.4 million at a rate of 3.02% for the three months ended June 30, 2005. There were no short-term borrowings during the three months ended June 30, 2004.
As a result of the changes noted above, the net interest margin for the three months ended June 30, 2005 increased 36 basis points, or 8%, to 5.03%, up from 4.67% for the same period in 2004.

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

	For the Three Months Ended June 30, 2005			For the Three Months Ended June 30, 2004
	Average Balance	Interest	Yield/	Average Balance	Interest	Yield/
	(in thousands)	(in thousands)	Rate	(in thousands)	(in thousands)	Rate
Interest-earning assets:
Loans (1) (2)	$299,895	$5,354	7.16%	$219,417	$3,805	6.96%
Investment securities (1)	100,581	812	3.24%	118,542	906	3.07%
Federal funds sold	322	3	3.74%	9,551	24	1.01%

Total earning assets	400,797	6,169	6.17%	347,510	4,735	5.47%

Cash and due from banks	16,397			25,459
Other assets	26,787			25,994

Total assets	$443,980			$398,962

Interest-bearing liabilities:
NOW deposits	$43,250	19	0.18%	$43,079	14	0.13%
Money market deposits	62,285	169	1.09%	65,203	118	0.73%
Savings deposits	67,614	108	0.64%	62,660	70	0.45%
Time deposits	96,381	619	2.58%	93,436	417	1.79%
Federal Home Loan Bank advances	17,396	131	3.02%	—	—	—
Other interest-bearing liabilities	237	3	5.08%	207	3	5.81%
Junior subordinated debentures	6,186	93	6.03%	6,186	68	4.41%

Total interest-bearing liabilities	293,349	1,142	1.56%	270,771	690	1.02%

Non-interest bearing deposits	117,361			99,078
Other liabilities	3,982			2,687
Shareholders’ equity	29,287			26,426

Total liabilities & equity	$443,980			$398,962

Cost of funding interest-earning assets (3)			1.14%			0.80%
Net interest income and margin (4)		$5,027	5.03%		$4,045	4.67%

(1)	Not computed on a tax-equivalent basis.

(2)	Loan fees included in loan interest income for the three-month periods ended June 30, 2005 and 2004 were $51 and $108, respectively.

(3)	Total interest expense divided by the average balance of total earning assets.

(4)	Net interest income divided by the average balance of total earning assets.

The following table sets forth changes in interest income and interest expense for the three-month periods indicated and the amount of change attributable to variances in volume, rates and the combination of volume and rates based on the relative changes of volume and rates:

	2005 over 2004 change in net interest income
	for the three months ended June 30
	(in thousands)
	Volume (1)	Rate (2)	Mix (3)	Total
Interest-earning assets:
Loans	$1,396	$112	$41	$1,549
Investment securities	(137)	51	(8)	(94)
Federal funds sold	(23)	65	(63)	(21)

Total interest income	1,236	228	(30)	1,434

Interest-bearing liabilities:
NOW deposits	—	5	—	5
Money market deposits	(5)	59	(3)	51
Savings deposits	6	30	2	38
Time deposits	13	183	6	202
FHLB advances	—	—	131	131
Other interest-bearing liabilities	—	—	—	—
Junior subordinated debentures	—	25	—	25

Total interest expense	14	302	136	452

Net interest income	$1,222	$(74)	$(166)	$982

(1)	The volume change in net interest income represents the change in average balance divided by the previous year’s rate.

(2)	The rate change in net interest income represents the change in rate divided by the previous year’s average balance.

(3)	The mix change in net interest income represents the change in average balance multiplied by the change in rate.
Provision for loan losses. The Company recorded $300,000 in provision for loan losses for the three months ended June 30, 2005, up $150,000, or 100%, from the $150,000 provision for the same period in 2004. Management assesses its loan quality monthly to maintain an adequate allowance for loan losses. Based on information currently available, management believes that the allowance for loan losses is adequate to absorb potential risks in the portfolio. However, no assurance can be given that the Company may not sustain charge-offs which are in excess of the allowance in any given period. The Company’s loan portfolio composition and non-performing assets are further discussed under the financial condition section below.
Non-interest income. During the three months ended June 30, 2005, total non-interest income decreased $227 thousand, or 17%, to $1.1 million, down from $1.3 million for the comparable period in 2004. The decrease in non-interest income was primarily the result of declines in gains on the sale of other real estate holdings of $172 thousand and gains on the sale of investment securities of $56 thousand. In addition, during the three months ending June 30, 2005, service charge revenues declined $53 thousand as a result of a change in the method that service charges are assessed on deposit accounts. Slightly offsetting these declines in non-interest income was an increase of $32 thousand in stock dividends on Federal Home Loan Bank stock owned by the Company.
In managing its liquidity needs, the Company will often sell available-for-sale investment securities. During the three months ended June 30, 2005, as a result of the higher interest rate environment, the Company did not have the same opportunity to sell investment securities at gains as it did during the same period in 2004. As a result, during the three months ended June 30, 2005 the Company did not sell any available-for-sale securities compared to selling $7.2 million of available-for-sale securities with gains of $56 thousand during the three moths ended June 30, 2004.

During the quarter ended June 30, 2004 the Company sold two unused banking offices, recording gains of $135 thousand. These two unused banking offices were part of a deposit and branch acquisition that occurred in late 2003. No such transactions occurred during the second quarter of 2005.
Non-interest expenses. Non-interest expenses consist of salaries and related employee benefits, occupancy and equipment expenses, professional fees, business development expenses, telephone expense, stationery and supplies expense, armored car and courier expense, advertising and promotion expense, loan expenses, directors’ fees, and other operating expenses. For the three months ended June 30, 2005, non-interest expense increased $212 thousand, or 5%, to $4.1 million, up from $3.9 million for the comparable period in 2004.
Salaries and employee benefits increased $44 thousand, or 2%, over the same three-month period last year. This increase was due primarily to staffing additions related to the expansion of the Company’s centralized lending function and to manage the overall growth of the Company.
Occupancy and equipment increased $59 thousand, or 9%, over the same three-month period last year. This increase was due primarily to additional depreciation expense on software associated with upgraded software systems, including the Company’s core data system, credit services systems, regulatory compliance systems, teller systems, communication systems and security systems.
Professional fees increased $65 thousand, or 59%, over the same three-month period last year. This increase was primarily the result of consulting projects related to the Company’s overdraft privilege program and an evaluation of the Company’s risk management environment.
Business development expense increased $33 thousand, or 31%, over the same three-month period last year as a result of increased training and education expense and a general expansion of business development efforts related to the Company’s expanded service area including the communities of Tahoe City, Kings Beach and Loyalton.
The following table describes the components of non-interest expense for the three-month periods ending June 30, 2005 and 2004.

	For the Three Months
	Ended June 30,
	(in thousands)
	2005	2004
Salaries and employee benefits	$2,263	$2,219
Occupancy and equipment	737	678
Professional and other fees	176	111
Advertising and promotion	117	103
Business development	138	105
Armored car and courier	95	93
Director compensation	81	69
Outside service fees	67	65
Telephone and data communication	82	92
Deposit premium amortization	75	77
Stationery and supplies	86	76
Postage	62	60
Insurance	63	61
Loan and collection expenses	30	48
Other expense	53	56

Total non-interest expense	$4,125	$3,913

FINANCIAL CONDITION
Loan portfolio composition. The Company continues to manage the mix of its loan portfolio consistent with its identity as a community bank serving the financing needs of all sectors of Northeastern California. Although the Company offers a broad array of financing options, it continues to concentrate its focus on small- to medium-sized commercial businesses. These commercial loans are diversified as to the industries and types of businesses, thus limiting material exposure from any one industry concentration. The Company offers both fixed and floating rate loans and obtains collateral in the form of real property, business assets and deposit accounts, but looks to business and personal cash flows as its primary source of repayment. As of June 30, 2005, real estate construction and land development loan balances as a percentage of total loans increased to 14.4% from 12.0% at December 31, 2004. Also during the first six months of 2005, consumer loan balances increased slightly to 23.8% of total loans from 22.1% at December 31, 2004. The increased percentages in real estate construction and land development and consumer loan balances were offset with declines in the relative percentage of agricultural, real estate mortgage and commercial loan balances which were 10.8%, 36.1% and 14.9%, respectively at June 30, 2005, down from 11.6%, 38.3% and 16.0%, respectively at December 31, 2004.
Nonperforming assets. Nonperforming loans at June 30, 2005 were $1,013,000, a decrease of $158 thousand, or 13%, over the $1,171,000 balance at December 31, 2004. Nonperforming assets (which is comprised of nonperforming loans plus foreclosed real estate and vehicle holdings) at June 30, 2005 were $1,042,000, a decrease of $165 thousand, or 14%, over the $1,207,000 balance at December 31, 2004.
The decrease in both nonperforming loans and assets at June 30, 2005 from December 31, 2004 is primarily related to the upgrade of one commercial real estate loan with an outstanding balance of $329 thousand that was nonperforming at the end of 2004. As a result of its current performance this loan has been placed back on accrual status during the quarter ending June 30, 2005.
As a result of the above, nonperforming loans as a percent of total loans decreased to 0.33% at June 30, 2005 down from 0.44% at December 31, 2004. In addition, nonperforming assets as a percent of total assets decreased to 0.23% at June 30, 2005 down from 0.29% at December 31, 2004.
Analysis of allowance for loan losses. Net charge-offs during the six months ended June 30, 2005 totaled $255 thousand, or 0.08% of total loans, compared to $237 thousand, or 0.10% of total loans, for the comparable period in 2004. Net charge-offs during the first half of 2005 were comprised of $344 thousand of charge-offs offset by $89 thousand in recoveries, compared to $328 thousand of charge-offs offset by $91 thousand in recoveries for the same period in 2004. The allowance for loan losses stood at 1.01% of total loans as of June 30, 2005 and December 31, 2004. Based on an evaluation of the credit quality of the loan portfolio and delinquency trends and charge-offs, management believes the allowance for loan losses to be adequate. However, no prediction of the ultimate level of loans charged off in future years can be made with any certainty.

The following table provides certain information for the six-month period indicated with respect to the Company’s allowance for loan losses as well as charge-off and recovery activity.

	For the Six Months
	Ended June 30,
	(in thousands)
	2005	2004
Balance at January 1,	$2,762	$2,564

Charge-offs:
Commercial and agricultural	(111)	(16)
Real estate mortgage	—	—
Real estate construction	—	—
Consumer	(233)	(312)

Total charge-offs	(344)	(328)

Recoveries:
Commercial and agricultural	19	4
Real estate mortgage	—	1
Real estate construction	—	—
Consumer	70	86

Total recoveries	89	91

Net charge-offs	(255)	(237)

Provision for loan losses	600	300

Balance at June 30,	$3,107	$2,627

Net charge-offs during the six-month period to average loans	0.09%	0.10%
Allowance for loan losses to total loans	1.01%	1.14%
Investment securities. Investment securities decreased $15 million to $98 million at June 30, 2005, from $113 million at December 31, 2004. The Company’s investment in U.S. Treasury securities and obligations of U.S. agencies decreased to 75.4% of the investment portfolio at June 30, 2005, versus 78.0% at December 31, 2004. The Company’s investment in corporate bonds increased to 10.0% of the investment portfolio at June 30, 2005, versus 8.8% at December 31, 2004. Tax-exempt municipal obligation bonds increased to 14.6% of the investment portfolio at June 30, 2005, up from 13.2% at December 31, 2004.
Premises and equipment. Premises and equipment increased $545 thousand, or 6%, to $10.3 million at June 30, 2005, from $9.8 million at December 31, 2004. The increase was primarily the result of the February 2005 purchase of a parcel of land for a planned branch office in Truckee for $533 thousand offset by ongoing depreciation on existing premises and equipment.
Accrued interest receivable and other assets. Accrued interest receivable and other assets decreased $91 thousand, or 1%, to $8.6 million at June 30, 2005, from $8.7 million at December 31, 2004. The decrease primarily resulted from the sale of other real estate in the first half of 2005. The property had a carrying value of $105 thousand and was sold at a loss of $15 thousand. The Company has no other real estate holdings as of June 30, 2005.
Deposits. Total deposits were $394 million as of June 30, 2005, an increase of $15.3 million, or 4.0%, from the December 31, 2004 balance of $379 million. The primary growth was in non-interest bearing deposits which increased $15.1 million or 14%. The Company continues to manage the mix of its deposits consistent with its identity as a community bank serving the financial needs of its customers. Non-interest bearing demand deposits and interest checking deposits increased to 42.0% of total deposits at June 30, 2005, up from 40.7% of total deposits at December 31, 2004. Money market and savings deposits decreased to 32.8% of total deposits at June 30, 2005 compared to 34.3% as of December 31, 2004. Time deposits increased slightly to 25.2% of total deposits as of June 30, 2005 up from 25.0% as of December 31, 2004.
Federal Home Loan Bank advances. FHLB advances were $17.5 million as of June 30, 2005, an increase of $16.5 million from the December 31, 2004 balance of $1 million. During the first six months of 2005 the Company utilized an established line of credit with the Federal Home Loan Bank to meet its short-term liquidity needs.
CAPITAL RESOURCES
Shareholders’ equity as of June 30, 2005 increased $1.5 million, or 5.4%, to $29.4 million up from $27.9 million as of December 31, 2004. This increase was the result of earnings during the first half of 2005 of $2.0 million and the exercise of stock options of $161 thousand partially offset by a $527 thousand cash dividend and a $162 thousand increase in accumulated other comprehensive losses. The accumulated other comprehensive losses at June 30, 2005 were the result of the adverse affects of the rising interest rate environment on the market value of the Bank’s available-for-sale investment portfolio. Management believes that these unrealized losses are not permanent and will reverse over time as these shorter-term securities approach maturity.
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
Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios of total and Tier 1 capital to risk-weighted assets and of Tier 1 capital to average assets. Each of these components is defined in the regulations. Management believes that the Company met all its capital adequacy requirements and that the Bank met the requirements to be considered well capitalized under the regulatory framework for prompt corrective action as of June 30, 2005.

	Plumas Bancorp
	Actual
	Capital		Minimum Capital
	(in thousands)	Ratio	Requirement
Leverage	$34,270	7.7%	4.0%
Tier 1 Risk-Based	34,270	9.4%	4.0%
Total Risk-Based	37,377	10.3%	8.0%

	Plumas Bank
	Actual
			To be
			Considered
			Well
			Capitalized
			Under
			Prompt
	Capital		Corrective
	(in thousands)	Ratio	Action
Leverage	$33,542	7.6%	5.0%
Tier 1 Risk-Based	33,542	9.2%	6.0%
Total Risk-Based	36,649	10.1%	10.0%
LIQUIDITY
The Company manages its liquidity to provide the ability to generate funds to support asset growth, meet deposit withdrawals (both anticipated and unanticipated), fund customers’ borrowing needs, satisfy maturity of short-term borrowings and maintain reserve requirements. The Company’s liquidity needs are managed using assets or liabilities, or both. On the asset side the Company maintains cash and due from banks along with an investment portfolio containing U.S. government securities and agency securities that are classified as available-for-sale. On the liability side, liquidity needs are managed by charging competitive offering rates on deposit products and the use of established lines of credit from correspondent financial institutions and the Federal Home Loan Bank.
The Company has unsecured short-term borrowing agreements with two of its correspondent banks in the amounts of $10 million and $5 million. In addition, the Company can borrow up to $67 million from the Federal Home Loan Bank secured by commercial and residential mortgage loans. During the first half of 2005, the Company outstanding advances from the Federal Home Loan Bank increased from $1 million at December 31, 2004 to $17.5 million at June 30, 2005. These additional advances were used to meet the Company’s liquidity needs as loan growth exceeded deposit growth during the first six months of 2005. Management expects this trend to reverse with more significant deposit growth anticipated to occur in the third quarter of 2005.
Customer deposits are the Company’s primary source of funds. Those funds are held in various types of accounts with varying maturities. The Company does not accept brokered deposits. During the first half of 2005, deposits increased $15.3 million, or 4.0%, from the December 31, 2004 balance of $378 million. The Company has historically experienced a seasonal trend in regards to deposits; whereas the majority of the Company’s annual deposit growth has historically occurred in the late spring, summer and fall months.
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
The Bank seeks to control its interest rate risk exposure in a manner that will allow for adequate levels of earnings and capital over a range of possible interest rate environments. The Bank has adopted formal policies and practices to monitor and manage interest rate risk exposure. As part of this effort, the Bank measures interest rate risk utilizing an internal asset liability management system and employs independent third party reviews to confirm the reasonableness of the assumptions used to measure and report the Bank’s interest rate risk, enabling management to make any adjustments necessary.
Interest rate risk is managed by the Bank’s Asset Liability Committee (“ALCO”), which is comprised of members of senior management. The ALCO monitors interest rate risk by analyzing the potential impact on the net interest income from potential changes in interest rates and considers the impact of alternative strategies or changes in balance sheet structure. The ALCO manages the Bank’s balance sheet in part to maintain the potential impact on net interest income within acceptable ranges despite changes in interest rates. The Bank’s exposure to interest rate risk is reviewed on at least a quarterly basis by ALCO.
In management’s opinion there has not been a material change in the Company’s market risk or interest rate risk profile for the six months ended June 30, 2005 compared to December 31, 2004 as discussed in the Company’s 2004 annual report on Form 10-K.
ITEM 4. CONTROLS AND PROCEDURES
The Company’s Chief Executive Officer, Chief Operating Officer and Chief Financial Officer, based on their evaluation of the Company’s disclosure controls and procedures as of the end of the Company’s fiscal quarter ended June 30, 2005 (as defined in Exchange Act Rule 13a—15(e), have concluded that the Company’s disclosure controls and procedures are adequate and effective for purposes of Rule 13a—15(e) in timely alerting them to material information relating to the Company required to be included in the Company’s filings with the SEC under the Securities Exchange Act of 1934.
There were no significant changes in the Company’s internal controls over financial reporting or in other factors that could significantly affect internal controls that occurred during the Company’s fiscal quarter ended June 30, 2005.

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
ITEM 2. UNREGISTERD SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
The voting results of the registrant’s annual meeting of the shareholders held on May 18, 2005 are as follows:
Proposal #1: Election of Directors
On the proposal to elect Directors of Plumas Bancorp, Management’s nominees were elected as Directors of Plumas Bancorp until the 2006 Annual Meeting of Shareholders and until their successors are duly elected and qualified. The voting results were as follows:

		Votes
		Withheld or
	Votes For	Against		Broker
Nominee	Nominee	Nominee	Abstentions	Non-Votes
Alvin G. Blickenstaff	2,671,674	0	4,057	0
Jerry V. Kehr	2,669,674	0	6,057	0
William E. Elliott	2,671,349	0	4,382	0
Gerald W. Fletcher	2,671,674	0	4,057	0
John Flournoy	2,671,674	0	4,057	0
Arthur C. Grohs	2,671,674	0	4,057	0
Christine McArthur	2,670,137	0	5,594	0
Terrance J. Reeson	2,671,224	0	4,507	0
Thomas Watson	2,671,574	0	4,157	0
Daniel E. West	2,671,674	0	4,057	0
Proposal #2: Amendment to the 1991 & 2001 Stock Option Plans
On the proposal to amend the 1991 & 2001 stock option plans, to designate the maximum aggregate number of shares that may be issued under each plan for incentive stock options. The voting results were as follows:

		Votes
		Withheld or
	Votes For	Against		Broker
Proposal	Amendment	Amendment	Abstentions	Non-Votes
Amendment to the 1991 & 2001 Stock Option Plans	1,481,341	9,294	29,102	1,155,994

ITEM 5. OTHER INFORMATION
None.
ITEM 6. EXHIBITS
The following documents are included or incorporated by reference in this Quarterly Report on Form 10Q:
3.1	Articles of Incorporation as amended of Registrant included as exhibit 3.1 to the Registrant’s Form S-4, File No. 333-84534, which is incorporated by reference herein.

3.2	Bylaws of Registrant included as exhibit 3.2 to the Registrant’s Form S-4, File No. 333-84534, which is incorporated by reference herein.

4	Specimen form of certificate for Plumas Bancorp included as exhibit 4 to the Registrant’s Form S-4, File No. 333-84534, which is incorporated by reference herein.

10.1	Employment Agreement of William E. Elliott dated May 16, 2001, is included as Exhibit 10.1 to the Registrant’s 10-QSB for June 30, 2002, which is incorporated by this reference herein.

10.3	Executive Salary Continuation Agreement as amended of William E. Elliott dated October 13, 1993, is included as Exhibit 10.3 to the Registrant’s 10-QSB for June 30, 2002, which is incorporated by this reference herein.

10.4	Split Dollar Agreements of William E. Elliott dated January 23, 2002, is included as Exhibit 10.4 to the Registrant’s 10-QSB for June 30, 2002, which is incorporated by this reference herein.

10.6	Executive Salary Continuation Agreement as amended of Douglas N. Biddle dated June 2, 1994, is included as Exhibit 10.6 to the Registrant’s 10-QSB for June 30, 2002, which is incorporated by this reference herein.

10.7	Split Dollar Agreements of Douglas N. Biddle dated January 24, 2002, is included as Exhibit 10.7 to the Registrant’s 10-QSB for June 30, 2002, which is incorporated by this reference herein.

10.9	Executive Salary Continuation Agreement as amended of Dennis C. Irvine dated June 2, 1994, is included as Exhibit 10.9 to the Registrant’s 10-QSB for June 30, 2002, which is incorporated by this reference herein.

10.10	Split Dollar Agreements of Dennis C. Irvine dated January 24, 2002, is included as Exhibit 10.10 to the Registrant’s 10-QSB for June 30, 2002, which is incorporated by this reference herein.

10.11	First Amendment to Executive Salary Continuation Agreement of Robert T. Herr dated September 15, 2004, is included as Exhibit 10.11 to the Registrant’s 8-K filed on September 17, 2004, which is incorporated by this reference herein.

10.13	Deferred Fee Agreement as amended of Jerry V. Kehr dated August 19, 1998, is included as Exhibit 10.13 to the Registrant’s 10-QSB for June 30, 2002, which is incorporated by this reference herein.

10.14	Amended and Restated Director Retirement Agreement of Jerry V. Kehr dated April 28, 2000, is included as Exhibit 10.14 to the Registrant’s 10-QSB for June 30, 2002, which is incorporated by this reference herein.

10.15	Consulting Agreement of Jerry V. Kehr dated May 10, 2000, is included as Exhibit 10.15 to the Registrant’s 10-QSB for June 30, 2002, which is incorporated by this reference herein.

10.18	Amended and Restated Director Retirement Agreement of Daniel E. West dated May 10, 2000, is included as Exhibit 10.18 to the Registrant’s 10-QSB for June 30, 2002, which is incorporated by this reference herein.

10.19	Consulting Agreement of Daniel E. West dated May 10, 2000, is included as Exhibit 10.19 to the Registrant’s 10-QSB for June 30, 2002, which is incorporated by this reference herein.

10.20	Split Dollar Agreements of Robert T. Herr dated September 15, 2004, is included as Exhibit 10.20 to the Registrant’s 8-K filed on September 17, 2004, which is incorporated by this reference herein.

10.21	Amended and Restated Director Retirement Agreement of Alvin G. Blickenstaff dated April 19, 2000, is included as Exhibit 10.21 to the Registrant’s 10-QSB for June 30, 2002, which is incorporated by this reference herein.

10.22	Consulting Agreement of Alvin G. Blickenstaff dated May 8, 2000, is included as Exhibit 10.22 to the Registrant’s 10-QSB for June 30, 2002, which is incorporated by this reference herein.

10.24	Amended and Restated Director Retirement Agreement of Gerald W. Fletcher dated May 10, 2000, is included as Exhibit 10.24 to the Registrant’s 10-QSB for June 30, 2002, which is incorporated by this reference herein.

10.25	Consulting Agreement of Gerald W. Fletcher dated May 10, 2000, is included as Exhibit 10.25 to the Registrant’s 10-QSB for June 30, 2002, which is incorporated by this reference herein.

10.27	Amended and Restated Director Retirement Agreement of Arthur C. Grohs dated May 9, 2000, is included as Exhibit 10.27 to the Registrant’s 10-QSB for June 30, 2002, which is incorporated by this reference herein.

10.28	Consulting Agreement of Arthur C. Grohs dated May 9, 2000, is included as Exhibit 10.28 to the Registrant’s 10-QSB for June 30, 2002, which is incorporated by this reference herein.

10.30	Amended and Restated Director Retirement Agreement of Christine McArthur dated May 12, 2000, is included as Exhibit 10.30 to the Registrant’s 10-QSB for June 30, 2002, which is incorporated by this reference herein.

10.31	Consulting Agreement of Christine McArthur dated May 12, 2000, is included as Exhibit 10.31 to the Registrant’s 10-QSB for June 30, 2002, which is incorporated by this reference herein.

10.33	Amended and Restated Director Retirement Agreement of Terrance J. Reeson dated April 19, 2000, is included as Exhibit 10.33 to the Registrant’s 10-QSB for June 30, 2002, which is incorporated by this reference herein.

10.34	Consulting Agreement of Terrance J. Reeson dated May 10, 2000, is included as Exhibit 10.34 to the Registrant’s 10-QSB for June 30, 2002, which is incorporated by this reference herein.

10.39	Deferred Fee Agreement of Thomas Watson dated March 3, 2001, is included as Exhibit 10.39 to the Registrant’s 10-QSB for June 30, 2002, which is incorporated by this reference herein.

10.40	Form of Indemnification Agreement, is included as Exhibit 10.41 to the Registrant’s 10-QSB for June 30, 2002, which is incorporated by this reference herein.

10.41	2001 Stock Option Plan as amended is included as exhibit 99.1 of the Form S-8 filed July 23, 2002, File No. 333-96957

10.42	1991 Stock Option Plan on Form S-8 filed August 19, 2002, File No. 333-98319

10.43	Plumas Bank 401(k) Profit Sharing Plan as amended is included as exhibit 99.1 of the Form S-8 filed February 14, 2003, File No. 333-103229

10.44	Executive Salary Continuation Agreement of Robert T. Herr dated June 4, 2002, is included as Exhibit 10.44 to the Registrant’s 10-Q for March 31, 2003, which is incorporated by this reference herein.

10.46	1991 Stock Option Plan as amended.

10.47	Specimen form of Incentive Stock Option Agreement under the 1991 Stock Option Plan.

10.48	Specimen form of Non-Qualified Stock Option Agreement under the 1991 Stock Option Plan.

10.59	Director Retirement Agreement of Thomas Watson dated May 1, 2003, is included as Exhibit 10.59 to the Registrant’s 10-Q for June 30, 2003, which is incorporated by this reference herein.

10.60	Consulting Agreement of Thomas Watson dated May 1, 2003, is included as Exhibit 10.60 to the Registrant’s 10-Q for June 30, 2003, which is incorporated by this reference herein.

10.62	Deferred Fee Agreement of Thomas Watson dated December 23, 2004, is included as Exhibit 10.62 to the Registrant’s 8-K filed on January 6, 2005, which is incorporated by this reference herein.

10.63	Deferred Fee Agreement of Jerry V. Kehr dated December 24, 2004, is included as Exhibit 10.63 to the Registrant’s 8-K filed on January 6, 2005, which is incorporated by this reference herein.

11	Computation of per share earnings appears in the attached 10-Q under Plumas Bancorp and Subsidiary Notes to Consolidated Financial Statements as Footnote 5 – Earnings Per Share Computation.

31.1	Rule 13a-14(a) [Section 302] Certification of Principal Financial Officer dated August 11, 2005.

31.2	Rule 13a-14(a) [Section 302] Certification of Principal Operating Officer dated August 11, 2005.

31.3	Rule 13a-14(a) [Section 302] Certification of Principal Executive Officer dated August 11, 2005.

32.1	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 dated August 11, 2005.

32.2	Certification of Principal Operating Officer pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 dated August 11, 2005.

32.3	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 dated August 11, 2005.

SIGNATURES
      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
PLUMAS BANCORP
(Registrant)
Date: August 11, 2005

/s/ William E. Elliott

William E. Elliott
President/Chief Executive Officer

/s/ Douglas N. Biddle

Douglas N. Biddle
Executive Vice President Chief Operating Officer

/s/ Andrew J. Ryback

Andrew J. Ryback
Executive Vice President Chief Financial Officer