Form 10-Q
period 2005-09-30
PLUMAS BANCORP
filed 2005-11-10
CIK 1168455

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED September 30, 2005

☐	TRANSITION REPORT UNDER SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE TRANSITION PERIOD FROM ______________ TO ______________
COMMISSION FILE NUMBER: 000-49883
PLUMAS BANCORP
(Exact Name of Registrant as Specified in Its Charter)

California	75-2987096
(State or Other Jurisdiction of	(I.R.S. Employer Identification No.)
Incorporation or Organization)

35 S. Lindan Avenue, Quincy, California	95971
(Address of Principal Executive Offices)	(Zip Code)
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
Yes ☐ No ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of November 8, 2005; 4,967,290 shares

PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
PLUMAS BANCORP
CONDENSED CONSOLIDATED BALANCE SHEET
(Unaudited)
(In thousands, except share data)

	September 30,	December 31,
	2005	2004
Assets
Cash and due from banks	$17,870	$11,444
Federal funds sold	15,445	—
Investment securities (fair value of $95,170 at September 30, 2005 and $113,390 at December 31, 2004)	95,110	113,252
Loans, less allowance for loan losses of $3,329 at September 30, 2005 and $2,762 at December 31, 2004 (Notes 3 and 4)	310,984	263,891
Premises and equipment, net	10,917	9,793
Intangible assets, net	1,713	1,939
Company owned life insurance	8,855	8,362
Accrued interest receivable and other assets	10,278	8,665

Total assets	$471,172	$417,346

Liabilities and Shareholders’ Equity
Deposits:
Non-interest bearing	$138,398	$108,556
Interest bearing	286,381	270,011

Total deposits	424,779	378,567
Federal Home Loan Bank advances	—	1,035
Accrued interest payable and other liabilities	5,621	3,667
Junior subordinated deferrable interest debentures	10,310	6,186

Total liabilities	440,710	389,455

Commitments and contingencies (Note 4)	—	—

Shareholders’ equity (Notes 5 and 8):
Serial preferred stock, no par value; 10,000,000 shares authorized, none issued	—	—
Common stock, no par value; 22,500,000 shares authorized; issued and outstanding — 4,958,752 shares at September 30, 2005 and 4,901,197 shares at December 31, 2004	4,302	4,013
Retained earnings	27,062	24,370
Accumulated other comprehensive loss (Note 6)	(902)	(492)

Total shareholders’ equity	30,462	27,891

Total liabilities and shareholders’ equity	$471,172	$417,346

See notes to condensed consolidated financial statements.

PLUMAS BANCORP
CONDENSED CONSOLIDATED STATEMENT OF INCOME
(Unaudited)
(In thousands, except per share data)

	For the Three Months		For the Nine Months
	Ended September 30		Ended September 30
	2005	2004	2005	2004
Interest Income:
Interest and fees on loans	$5,862	$4,179	$16,017	$11,855
Interest on investment securities:
Taxable	640	780	2,030	2,320
Exempt from Federal income taxes	133	126	405	308
Interest on Federal funds sold	30	44	34	101
Interest on loans held for sale	—	19	8	36

Total interest income	6,665	5,148	18,494	14,620

Interest Expense:
Interest on deposits	1,107	639	2,817	1,892
Interest on junior subordinated deferrable interest debentures	111	77	295	215
Interest on Federal Home Loan Bank advances	44	—	210	—
Other	4	3	9	9

Total interest expense	1,266	719	3,331	2,116

Net interest income before provision for loan losses	5,399	4,429	15,163	12,504
Provision for Loan Losses	300	300	900	600

Net interest income after provision for loan losses	5,099	4,129	14,263	11,904
Non-Interest Income:
Service charges	759	789	2,223	2,205
Gain on sale of loans	—	—	—	49
Gain (loss) on sale of available-for-sale investment securities, net	—	82	(8)	229
Gain (loss) on sale of other real estate and vehicles, net	7	(19)	(37)	70
Earnings on company owned life insurance policies	84	108	263	315
Other	349	299	977	747

Total non-interest income	1,199	1,259	3,418	3,615

Non-Interest Expenses:
Salaries and employee benefits	2,405	2,221	7,071	6,650
Occupancy and equipment	775	675	2,268	2,027
Other	1,127	1,024	3,294	2,917

Total non-interest expenses	4,307	3,920	12,633	11,594

Income before provision for income taxes	1,991	1,468	5,048	3,925
Provision for Income Taxes	743	537	1,820	1,418

Net income	$1,248	$931	$3,228	$2,507

Basic earnings per share (Notes 5 and 8)	$0.25	$0.19	$0.65	$0.51

Diluted earnings per share (Notes 5 and 8)	$0.24	$0.19	$0.64	$0.50

See notes to condensed consolidated financial statements.

PLUMAS BANCORP
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited)
(In thousands)

	For the Nine Months
	Ended September 30,
	2005	2004
Cash Flows from Operating Activities:
Net income	$3,228	$2,507
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	900	600
Decrease in deferred loan origination fees, net	(967)	(109)
Depreciation and amortization	1,565	1,220
Net loss (gain) on sale of available-for-sale investment securities	8	(229)
Amortization of investment security premiums	541	710
Accretion of investment security discounts	(52)	(61)
Net loss on sale of premises and equipment	4	2
Net loss (gain) on sale of other real estate and vehicles	37	(70)
Net decrease in loans held for sale	—	44
Increase in cash surrender value of life insurance policies	(212)	(266)
(Increase) decrease in accrued interest receivable and other assets	(1,383)	286
Increase in accrued interest payable and other liabilities	1,954	595
Benefit for deferred taxes	(22)	(8)

Net cash provided by operating activities	5,601	5,221

Cash Flows from Investing Activities:
Proceeds from matured and called available-for-sale investment securities	11,000	13,320
Proceeds from matured and called held-to-maturity investment securities	1,097	1,275
Proceeds from sales of available-for-sale investment securities	1,992	31,378
Purchases of available-for-sale investment securities	—	(36,652)
Purchases of held-to-maturity investment securities	—	(6,231)
Proceeds from principal repayments from available-for-sale government-guaranteed mortgage-backed securities	2,780	2,029
Proceeds from principal repayments from held-to-maturity government-guaranteed mortgage-backed securities	79	49
Net increase in loans	(47,167)	(34,067)
Proceeds from sale of other real estate and vehicles	183	853
Purchase of company owned life insurance	(281)	—
Purchase of premises and equipment	(2,467)	(688)

Net cash used in investing activities	(32,784)	(28,734)

Continued on next page.

PLUMAS BANCORP
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited)
(In thousands)
(Continued)

	For the Nine Months
	Ended September 30,
	2005	2004
Cash Flows from Financing Activities:
Net increase in demand, interest bearing and savings deposits	$36,718	$35,822
Net increase in time deposits	9,494	1,791
Payment of Federal Home Loan Bank advances	(1,035)	—
Proceeds from issuance of junior subordinated deferrable interest debentures	4,124	—
Proceeds from exercise of stock options	289	67
Payment of cash dividends	(536)	(456)

Net cash provided by financing activities	49,054	37,224

Increase in cash and cash equivalents	21,871	13,711
Cash and Cash Equivalents at Beginning of Year	11,444	30,012

Cash and Cash Equivalents at End of Period	$33,315	$43,723

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:
Interest expense	$3,075	$2,049
Income taxes	$730	$1,485

Non-Cash Investing Activities:
Real estate and vehicles acquired through foreclosure	$141	$237
Net change in unrealized gain on available-for-sale securities	$(409)	$(386)

Non-Cash Financing Activities:
Common stock retired in connection with the exercise of stock options	$80	$176
See notes to condensed consolidated financial statements.

PLUMAS BANCORP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1. GENERAL
Plumas Bancorp (the “Company”) was incorporated on January 17, 2002 and subsequently obtained approval from various state and federal agencies to be a bank holding company in connection with the merger of Plumas Bank (the “Bank”). The Company became the sole shareholder of the Bank on June 21, 2002 pursuant to a Plan of Reorganization and Merger Agreement dated April 3, 2002. Pursuant to that plan, on June 21, 2002 each outstanding share of the Bank’s common stock was exchanged for one share of common stock of the Company. The Company formed Plumas Statutory Trust I for the sole purpose of issuing trust preferred securities on September 26, 2002. The Company formed Plumas Statutory Trust II for the sole purpose of issuing trust preferred securities on September 28, 2005.
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
2. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
The condensed consolidated financial statements include the accounts of the Company and the accounts of its wholly-owned subsidiary, Plumas Bank. Plumas Statutory Trust I and Plumas Statutory Trust II, which were formed for the sole purpose of issuing and selling trust preferred securities, are not consolidated into the Company’s consolidated financial statements and, accordingly, are accounted for under the equity method. In the opinion of management, the unaudited condensed consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the Company’s financial position at September 30, 2005 and December 31, 2004, the results of operations for the three-month and nine-month periods ended September 30, 2005 and 2004 and cash flows for the nine-month period ended September 30, 2005 and December 31, 2004.
The unaudited condensed consolidated financial statements of the Company have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim reporting on Form 10-Q. Accordingly, certain disclosures normally presented in the notes to the consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted. These interim financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s 2004 Annual Report to Shareholders on Form 10-K. The results of operations for the three-month and nine-month periods ended September 30, 2005 and 2004 may not necessarily be indicative of future operating results. In preparing such financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the balance sheet and revenues and expenses for the periods reported. Actual results could differ significantly from those estimates.
On August 17, 2005 the Company’s Board of Directors approved a three-for-two stock split for shareholders of record at the close of business on September 2, 2005 and effective on September 16, 2005. All share and per share data in the unaudited condensed consolidated financial statements have been retroactively restated to give effect to the stock split.
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

3. LOANS
Outstanding loans are summarized below, in thousands:

	September 30,	December 31,
	2005	2004
Commercial	$43,881	$42,689
Agricultural	31,287	31,067
Real estate — mortgage	108,544	102,125
Real estate — construction and land development	51,837	31,964
Consumer	78,057	59,068

	313,606	266,913
Deferred loan costs (fees), net	707	(260)
Allowance for loan losses	(3,329)	(2,762)

	$310,984	$263,891

4. COMMITMENTS AND CONTINGENCIES
The Company is party to claims and legal proceedings arising in the ordinary course of business. In the opinion of the Company’s management, the amount of ultimate liability with respect to such proceedings will not have a material adverse effect on the financial condition or result of operations of the Company taken as a whole.
In the normal course of business, there are various outstanding commitments to extend credit which are not reflected in the financial statements, including loan commitments of $101,565,000 and $90,084,000 and stand-by letters of credit of $1,828,000 and $1,777,000 at September 30, 2005 and December 31, 2004, respectively.
Of the loan commitments outstanding at September 30, 2005, $36,675,000 are real estate construction loan commitments that are expected to fund within the next twelve months. The remaining commitments primarily relate to revolving lines of credit or other commercial loans, and many of these are expected to expire without being drawn upon. Therefore, the total commitments do not necessarily represent future cash requirements. Each loan commitment and the amount and type of collateral obtained, if any, are evaluated on an individual basis. Collateral held varies, but may include real property, bank deposits, debt or equity securities or business assets.
Stand-by letters of credit are conditional commitments written to guarantee the performance of a customer to a third party. These guarantees are primarily related to the purchases of inventory by commercial customers and are typically short-term in nature. Credit risk is similar to that involved in extending loan commitments to customers and accordingly, evaluation and collateral requirements similar to those for loan commitments are used. The deferred liability related to the Company’s stand-by letters of credit was not significant at September 30, 2005 or December 31, 2004.

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

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2005	2004	2005	2004
Earnings Per Share:
Basic earnings per share	$0.25	$0.19	$0.65	$0.51
Diluted earnings per share	$0.24	$0.19	$0.64	$0.50
Weighted Average Number of Shares Outstanding:
Basic shares	4,951,006	4,896,606	4,938,998	4,887,109
Diluted shares	5,351,364	5,016,544	5,355,103	5,007,046
There were no stock options in the three-month and nine-month periods ended September 30, 2005 considered to be antidilutive. There were 84,412 stock options in the three-month period and 85,060 stock options in the nine-month period ended September 30, 2004, considered to be antidilutive and therefore omitted from the above calculation of diluted earnings per share.
6. COMPREHENSIVE INCOME
Total comprehensive income for the three months ended September 30, 2005 and 2004 totaled $1,000,000 and $1,967,000, respectively. Comprehensive income is comprised of unrealized gains and (losses), net of taxes, on available-for-sale investment securities, which were $(248,000) and $1,036,000 for the three months ended September 30, 2005 and 2004, respectively, together with net income.
Total comprehensive income for the nine months ended September 30, 2005 and 2004 totaled $2,819,000 and $2,121,000, respectively. Comprehensive income is comprised of unrealized losses, net of taxes, on available-for-sale investment securities, which were $409,000 and $386,000 for the nine months ended September 30, 2005 and 2004, respectively, together with net income.
At September 30, 2005 and December 31, 2004, accumulated other comprehensive loss totaled $902,000 and $492,000, respectively, and is reflected as a component of shareholders’ equity.
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
8. STOCK-BASED COMPENSATION
At September 30, 2005, the Company had two stock-based compensation plans, the Plumas Bank 2001 and 1991 Stock Option Plans. The Company accounts for these plans under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. No stock-based compensation cost is reflected in net income, as all options granted under these plans had an exercise price equal to the market value of the underlying common stock on the date of grant.
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

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2005	2004	2005	2004
Net income as reported	$1,248	$931	$3,228	$2,507
Deduct: Total stock-based compensation expense determined under the fair value based method for all awards, net of related tax effects	45	23	132	68

Pro forma net income	$1,203	$908	$3,096	$2,439

Basic earnings per share — as reported	$0.25	$0.19	$0.65	$0.51

Basic earnings per share — pro forma	$0.24	$0.18	$0.63	$0.49

Diluted earnings per share — as reported	$0.24	$0.19	$0.64	$0.50

Diluted earnings per share — pro forma	$0.24	$0.18	$0.62	$0.49

The fair value of each option grant is estimated on the date of grant using an option-pricing model with the following assumptions:

	For the Three Months Ended
	September 30, 2005	September 30, 2004
Weighted average fair value of options granted	4.77	$	N/A
Dividend yield	1.4%		N/A
Expected volatility	13.7%		N/A
Risk-free interest rate	4.1%		N/A
Expected option life in years	5.0		N/A
There were no option grants made during the three-month period ending September 30, 2004.

	For the Nine Months Ended
	September 30, 2005	September 30, 2004
Weighted average fair value of options granted	4.77	$4.32
Dividend yield	1.4%	1.5%
Expected volatility	13.7%	15.5%
Risk-free interest rate	4.1%	2.8%
Expected option life in years	5.0	5.0

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
INTRODUCTION
On May 18, 2005, Plumas Bancorp (the “Company”) began trading on The NASDAQ Capital Market under the ticker symbol “PLBC”. Prior to May 18, 2005, the Company was traded on the Over-The-Counter Bulletin Board (“OTC BB”) also under the ticker symbol “PLBC”.
The following discussion and analysis sets forth certain statistical information relating to the Company as of September 30, 2005 and December 31, 2004 and for the three and nine month periods ended September 30, 2005 and 2004. This discussion should be read in conjunction with the condensed consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q and the consolidated financial statements and notes thereto included in Plumas Bancorp’s Annual Report filed on Form 10-K for the year ended December 31, 2004.
STOCK SPLIT
On August 17, 2005 the Company’s Board of Directors approved a three-for-two stock split for shareholders of record at the close of business on September 2, 2005 and effective on September 16, 2005. All share and per share data in the unaudited condensed consolidated financial statements have been retroactively restated to give effect to the stock split.
OVERVIEW
The Company’s net income increased $721 thousand, or 29%, to $3.2 million for the nine months ended September 30, 2005 from $2.5 million for the same period in 2004. The primary contributors to the increase in net income for the first nine months of 2005 was a $3.9 million increase in interest income and also, to a much lesser extent, a $230 thousand increase in other non-interest income. These contributors to net income were offset by a $1.2 million increase in interest expense, decreases in gains on sales of investment securities of $237 thousand and of other real estate and vehicles of $107 thousand, an increase in the provision for loan losses of $300 thousand, an increase in salaries and benefits of $421 thousand, an increase in occupancy and equipment expenses of $241 thousand, an increase in other non-interest expenses of $377 thousand and an increase in the provision for income taxes of $402 thousand.
Total assets at September 30, 2005 were $471 million, an increase of $54 million, or 13%, from the $417 million at December 31, 2004. The growth in assets was primarily in loans, which increased $47 million, or 18%, to $311 million at September 30, 2005 from $264 million at December 31, 2004. The asset growth was primarily funded by the growth in the Company’s deposits and to a much lesser extent, the issuance in September 2005 of additional trust preferred securities. Deposits grew $46 million, or 12%, to $425 million at September 30, 2005 from $379 million at December 31, 2004. Trust preferred securities, also known as “junior subordinated deferrable interest debentures”, increased $4.1 million, or 67%, from the $6.2 million at December 31, 2004.
The annualized return on average assets was 0.97% for the nine months ended September 30, 2005 up from 0.83% for the same period in 2004. The annualized return on average equity was 14.9% for the nine months ended September 30, 2005 up from 12.5% for the same period in 2004.
RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2005
Net interest income before provision for loan losses. Net interest income, on a nontax-equivalent basis, was $15.2 million for the nine months ended September 30, 2005, an increase of $2.7 million, or 21%, from $12.5 million for the same period in 2004. The increase in net interest income was primarily attributed to volume increases in the Company’s average loan balances partially offset by increases in rates paid primarily on time deposits and money market accounts as well as both rate and volume increases on Federal Home Loan Bank (“FHLB”) advances.
Interest income increased $3.9 million, or 26%, to $18.5 million for the nine months ended September 30, 2005 primarily as a result of volume increases in loan balances. The Company’s average loan balances were $297 million for the nine months ended September 30, 2005, up $72 million, or 32%, from the $225 million for the same period in 2004.
Interest expense increased $1.2 million, or 57%, to $3.3 million for the nine months ended September 30, 2005, up from $2.1 million for the same period in 2004. The increase in interest expense was primarily attributed to rate increases on time deposits and money market accounts as well as both volume and rate increases on short-term borrowings. For the nine months ended September 30, 2005 compared to the same period in 2004, the Company’s average rate on time deposits increased 77 basis points to 2.60% from 1.83% and on money market accounts increased 37 basis points to 1.11% from 0.77%. Although the Company had repaid all FHLB advances at September 30, 2005, the Company’s average FHLB advances were $9.3 million with an average rate of 3.03% for the nine months ended September 30, 2005. There were no FHLB advances for the first nine months of 2004.
As a result of the changes noted above, the net interest margin for the nine months ended September 30, 2005 increased 31 basis points, or 6.5%, to 5.06%, up from 4.75% for the same period in 2004.

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

	For the Nine Months Ended September 30, 2005			For the Nine Months Ended September 30, 2004
	Average Balance	Interest	Yield/	Average Balance	Interest	Yield/
	(in thousands)	(in thousands)	Rate	(in thousands)	(in thousands)	Rate
Interest-earning assets:
Loans (1) (2)	$297,526	$16,025	7.20%	$225,484	$11,891	7.05%
Investment securities (1)	101,545	2,435	3.21%	114,,346	2,628	3.07%
Federal funds sold	1,267	34	3.59%	12,117	101	1.11%

Total interest-earning assets	400,338	18,494	6.18%	351,947	14,620	5.55%

Cash and due from banks	16,276			24,943
Other assets	26,580			25,658

Total assets	$443,194			$402,548

Interest-bearing liabilities:
NOW deposits	$44,786	62	0.19%	$43,475	43	0.13%
Money market deposits	63,621	528	1.11%	64,972	358	0.74%
Savings deposits	67,788	320	0.63%	63,320	214	0.45%
Time deposits	98,044	1,907	2.60%	93,187	1,277	1.83%
Federal Home Loan Bank advances	9,254	210	3.03%	—	—	—
Other interest-bearing liabilities	237	9	5.08%	209	9	5.76%
Junior subordinated debentures	6,231	295	6.33%	6,186	215	4.65%

Total interest-bearing liabilities	289,961	3,331	1.54%	271,349	2,116	1.04%

Non-interest bearing deposits	120,256			101,789
Other liabilities	4,094			2,671
Shareholders’ equity	28,883			26,739

Total liabilities & equity	$443,194			$402,548

Cost of funding interest-earning assets (3)			1.11%			0.80%
Net interest income and margin (4)		$15,163	5.06%		$12,504	4.75%

(1)	Not computed on a tax-equivalent basis.

(2)	Loan fees included in loan interest income for the nine-month periods ended September 30, 2005 and 2004 were $148,000 and $340,000, respectively.

(3)	Total annualized interest expense divided by the average balance of total earning assets.

(4)	Annualized net interest income divided by the average balance of total earning assets.

The following table sets forth changes in interest income and interest expense for the nine-month periods indicated and the amount of change attributable to variances in volume, rates and the combination of volume and rates based on the relative changes of volume and rates:

	2005 over 2004 change in net interest income
	for the nine months ended September 30
		(in thousands)
	Volume (1)	Rate (2)	Mix (3)	Total
Interest-earning assets:
Loans	$3,799	$254	$81	$4,134
Investment securities	(294)	114	(13)	(193)
Federal funds sold	(90)	224	(201)	(67)

Total interest income	3,415	592	(133)	3,874

Interest-bearing liabilities:
NOW deposits	1	17	1	19
Money market deposits	(7)	181	(4)	170
Savings deposits	15	85	6	106
Time deposits	67	536	27	630
FHLB advances	—	—	210	210
Other interest-bearing liabilities	1	(1)	—	—
Junior subordinated debentures	1	78	1	80

Total interest expense	78	896	241	1,215

Net interest income	$3,337	$(304)	$(374)	$2,659

(1)	The volume change in net interest income represents the change in average balance divided by the previous year’s rate.

(2)	The rate change in net interest income represents the change in rate divided by the previous year’s average balance.

(3)	The mix change in net interest income represents the change in average balance multiplied by the change in rate.
Provision for loan losses. The Company recorded $900,000 in provision for loan losses for the nine months ended September 30, 2005, up $300,000, or 50%, from the $600,000 provision for the same period in 2004. Management assesses its loan quality monthly to maintain an adequate allowance for loan losses. Based on information currently available, management believes that the allowance for loan losses is adequate to absorb probable losses in the portfolio. However, no assurance can be given that the Company may not sustain charge-offs which are in excess of the allowance in any given period. The Company’s loan portfolio composition and non-performing assets are further discussed under the financial condition section below.
Non-interest income. During the nine months ended September 30, 2005, total non-interest income decreased $197 thousand, or 5%, to $3.4 million, down from $3.6 million for the comparable period in 2004. The decrease in non-interest income was primarily the result of declines in gains on the sale of investment securities of $237 thousand and declines in gains on the sale of other real estate holdings of $107 thousand somewhat offset by increases in other non-interest income including, tax refunds of $58 thousand, merchant processing income of $65 thousand and stock dividends on Federal Home Loan Bank stock of $26 thousand.
In managing its liquidity needs, the Company will often sell available-for-sale investment securities. During the first nine months of 2005, as a result of the higher interest rate environment, the Company did not have the same opportunity to sell investment securities at gains as it did during the same period in 2004. As a result, during the nine months ended September 30, 2005 the Company sold only $2 million of available-for-sale securities with losses of $8 thousand, as compared to selling $31.4 million of available-for-sale securities with gains of $229 thousand during the first nine months of 2004.

In addition, during the first nine months of 2004 the Company sold two unused banking offices, recording gains of $135 thousand. These two unused banking offices were part of a deposit and branch acquisition that occurred in late 2003. No such transactions occurred during the first nine months of 2005.
The following table describes the components of non-interest income for the nine-month periods ending September 30, 2005 and 2004, in thousands:

	For the Nine Months
	Ended September 30			Percentage
	2005	2004	Dollar Change	Change
Service charges on deposit accounts	$2,223	$2,205	$18	0.8%
Earnings on life insurance policies	263	315	(52)	-16.5%
Merchant processing income	252	187	65	34.8%
Investment services income	148	127	21	16.5%
Mortgage loan commission and servicing fees	130	151	(21)	-13.9%
Customer service fees	84	95	(11)	-11.6%
Official check fees	78	43	35	81.4%
Federal Home Loan Bank dividends	59	33	26	78.8%
Tax refunds	58	—	58	100.0%
Safe deposit box and night depository income	51	46	5	10.9%
Printed check fee income	31	15	16	106.7%
Other deposit account fees	29	18	11	61.1%
Gain on sale of loans	—	49	(49)	-100.0%
(Loss) gain on sale of securities	(8)	229	(237)	-103.5%
(Loss) gain on sale of real estate and vehicles	(37)	70	(107)	152.9%
Other	57	32	25	78.1%

Total non-interest income	$3,418	$3,615	$(197)	-5.4%

Non-interest expenses. During the nine months ended September 30, 2005, total non-interest expense increased $1.0 million, or 9%, to $12.6 million, up from $11.6 million for the comparable period in 2004. The increase in non-interest expense was primarily the result of increases in salaries and employee benefits, occupancy and equipment, professional fees, advertising and shareholder relations, slightly offset by declines in loan and collection expenses.
Salaries and employee benefits increased $421 thousand, or 6%, over the same nine-month period last year. This increase was due primarily to staffing additions related to the expansion of the Company’s dealer loan unit and other centralized lending functions, branch administration and marketing and other staffing additions to manage the overall growth of the Company. Higher salary and employee benefit costs were somewhat reduced by the deferral of salary costs related to increased loan origination activities.
Occupancy and equipment increased $241 thousand, or 12%, over the same nine-month period last year. This increase was due primarily to additional amortization expenses related to software upgrades including item processing and data transmission software developed to comply with new “Check 21” requirements. Check 21 is a federal law that is designed to enable banks to handle checks electronically, which should make check processing faster and more efficient. Additionally amortization expenses on software increased as a result of upgrades to the Company’s core data system, credit services systems, regulatory compliance systems, teller systems, communication systems and security systems.
Professional fees increased $158 thousand, or 41%, over the same nine-month period last year. This increase was primarily the result of consulting projects related to an evaluation of the Company’s risk management environment, a management training program and costs incurred by the Company to comply with the new Sarbanes Oxley reporting requirements.

Advertising and shareholder relations expense increased $102 thousand, or 43%, over the same nine-month period last year as a result of costs associated with the Company’s move to The NASDAQ Capital Market in May 2005, a general expansion of marketing efforts related to the Company’s expanded service area including the communities of Tahoe City, Kings Beach and Loyalton and increased donations to charitable organizations in the Company’s service area.
The following table describes the components of non-interest expense for the nine-month periods ending September 30, 2005 and 2004, in thousands:

	For the Nine Months
	Ended September 30			Percentage
	2005	2004	Dollar Change	Change
Salaries and employee benefits	$7,071	$6,650	$421	6.3%
Occupancy and equipment	2,268	2,027	241	11.9%
Professional fees	542	384	158	41.1%
Business development	364	284	80	28.2%
Advertising and shareholder relations	340	238	102	42.9%
Armored car and courier	270	277	(7)	-2.5%
Telephone and data communication	265	256	9	3.5%
Stationery and supplies	253	223	30	13.5%
Director compensation	237	213	24	11.3%
Deposit premium amortization	226	224	2	0.9%
Outside service fees	208	176	32	0.2%
Postage	182	185	(3)	-1.6%
Insurance	177	174	3	1.7%
Loan and collection expenses	79	153	(74)	-48.4%
Other	151	130	21	16.2%

Total non-interest expense	$12,633	$11,594	$1,039	9.0%

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2005
Net interest income before provision for loan losses. Net interest income, on a nontax-equivalent basis, was $5.4 million for the three months ended September 30, 2005, an increase of $970 thousand, or 22%, from $4.4 million for the same period in 2004. The increase in net interest income was primarily attributed to volume increases in the Company’s average loan balances partially offset by increases in rates paid primarily on time deposits.
Interest income increased $1.5 million, or 29%, to $6.7 million for the three months ended September 30, 2005 primarily as a result of the volume increases in loan balances. The Company’s average loan balances were $318 million for the three months ended September 30, 2005, up $78 million, or 32%, from the $240 million for the same period in 2004.
Interest expense increased $547 thousand, or 76%, to $1.3 million for the three months ended September 30, 2005, up from $719 thousand for the same period in 2004. The increase in interest expense was primarily attributed to rate increases on time deposits. For the three months ended September 30, 2005 compared to the same period in 2004, the Company’s average rate on time deposits increased 107 basis points to 2.92% from 1.85%.
As a result of the changes noted above, the net interest margin for the three months ended September 30, 2005 increased 34 basis points, or 7%, to 5.14%, up from 4.80% for the same period in 2004.

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

	For the Three Months Ended September 30, 2005			For the Three Months Ended September 30, 2004
	Average Balance	Interest	Yield/	Average Balance	Interest	Yield/
	(in thousands)	(in thousands)	Rate	(in thousands)	(in thousands)	Rate
Interest-earning assets:
Loans (1) (2)	$317,730	$5,862	7.32%	$239,912	$4,198	6.94%
Investment securities (1)	96,071	773	3.19%	113,776	906	3.16%
Federal funds sold	3,207	30	3.71%	12,172	44	1.43%

Total interest-earning assets	417,008	6,665	6.34%	365,860	5,148	5.58%

Cash and due from banks	17,675			24,675
Other assets	27,467			26,199

Total assets	$462,150			$416,734

Interest-bearing liabilities:
NOW deposits	$46,738	28	0.24%	$44,471	13	0.12%
Money market deposits	63,707	205	1.28%	63,720	117	0.73%
Savings deposits	68,519	121	0.70%	66,322	75	0.45%
Time deposits	102,308	753	2.92%	93,183	434	1.85%
Federal Home Loan Bank advances	4,935	44	3.54%	—	—	—
Other interest-bearing liabilities	251	4	6.32%	215	3	5.54%
Junior subordinated debentures	6,320	111	6.97%	6,186	77	4.94%

Total interest-bearing liabilities	292,778	1,266	1.72%	274,097	719	1.04%

Non-interest bearing deposits	134,678			113,031
Other liabilities	4,670			2,875
Shareholders’ equity	30,024			26,731

Total liabilities & equity	$462,150			$416,734

Cost of funding interest-earning assets (3)			1.20%			078%
Net interest income and margin (4)		$5,399	5.14%		$4,429	4.80%

(1)	Not computed on a tax-equivalent basis.

(2)	Loan fees included in loan interest income for the three-month periods ended September 30, 2005 and 2004 were $48 and $96, respectively.

(3)	Total annualized interest expense divided by the average balance of total earning assets.

(4)	Annualized net interest income divided by the average balance of total earning assets.

The following table sets forth changes in interest income and interest expense for the three-month periods indicated and the amount of change attributable to variances in volume, rates and the combination of volume and rates based on the relative changes of volume and rates:

	2005 over 2004 change in net interest income
	for the three months ended September 30
		(in thousands)
	Volume (1)	Rate (2)	Mix (3)	Total
Interest-earning assets:
Loans	$1,362	$228	$74	$1,664
Investment securities	(141)	9	(1)	(133)
Federal funds sold	(33)	70	(51)	(14)

Total interest income	1,188	308	21	1,517

Interest-bearing liabilities:
NOW deposits	1	14	—	15
Money market deposits	—	88	—	88
Savings deposits	2	42	2	46
Time deposits	42	252	25	319
FHLB advances	—	—	44	44
Other interest-bearing liabilities	1	—	—	1
Junior subordinated debentures	2	32	—	34

Total interest expense	48	428	71	547

Net interest income	$1,140	$(120)	$(50)	$970

(1)	The volume change in net interest income represents the change in average balance divided by the previous year’s rate.

(2)	The rate change in net interest income represents the change in rate divided by the previous year’s average balance.

(3)	The mix change in net interest income represents the change in average balance multiplied by the change in rate.
Provision for loan losses. The Company recorded $300,000 in provision for loan losses for both three month periods ended September 30, 2005 and 2004. Management assesses its loan quality monthly to maintain an adequate allowance for loan losses. Based on information currently available, management believes that the allowance for loan losses is adequate to absorb probably losses in the portfolio. However, no assurance can be given that the Company may not sustain charge-offs which are in excess of the allowance in any given period. The Company’s loan portfolio composition and non-performing assets are further discussed under the financial condition section below.
Non-interest income. During the three months ended September 30, 2005, total non-interest income decreased $60 thousand, or 5%, to $1.2 million, down from $1.3 million for the comparable period in 2004. The decrease in non-interest income was primarily the result of declines in gains on the sale of investment securities of $82 thousand. In addition, during the three months ending September 30, 2005, service charge revenues declined $30 thousand as a result of a change in the method that service charges are assessed on deposit accounts. Somewhat offsetting these declines in non-interest income was an increase of $25 thousand in merchant processing income and an increase of $26 thousand in gains on the sale of other real estate and vehicles.
In managing its liquidity needs, the Company will often sell available-for-sale investment securities. During the three months ended September 30, 2005, as a result of the higher interest rate environment, the Company did not have the same opportunity to sell investment securities at gains as it did during the same period in 2004. As a result, during the three months ended September 30, 2005 the Company did not sell any available-for-sale securities compared to selling $14.8 million of available-for-sale securities with gains of $82 thousand during the three months ended September 30, 2004.

The following table describes the components of non-interest income for the three-month periods ending September 30, 2005 and 2004, in thousands:

	For the Three Months
	Ended September 30
(in thousands)	2005	2004	Dollar Change	Percentage Change
Service charges on deposit accounts	$759	$789	$(30)	-3.8%
Merchant processing income	120	95	25	26.3%
Earnings on life insurance policies	84	108	(24)	-22.2%
Investment services income	46	48	(2)	-4.2%
Mortgage loan commission and servicing fees	40	36	4	11.1%
Official check fees	32	16	16	100.0%
Customer service fees	31	29	2	6.9%
Federal Home Loan Bank dividends	21	21	—	—%
Safe deposit box and night depository income	15	15	—	—%
Printed check fee income	10	7	3	42.9%
Other deposit account fees	10	5	5	100.0%
Gain (loss) on sale of real estate and vehicles	7	(19)	26	136.8%
Gain on sale of securities	—	82	(82)	-100.0%
Other	24	27	(3)	-11.1%

Total non-interest income	$1,199	$1,259	$(60)	-4.8%

Non-interest expenses. During the three months ended September 30, 2005, total non-interest expense increased $387 thousand, or 10%, to $4.3 million, up from $3.9 million for the comparable period in 2004. The increase in non-interest expense was primarily the result of increases in salaries and employee benefits, occupancy and equipment, business development, professional fees, advertising and shareholder relations, slightly offset by declines in loan and collection expenses.
Salaries and employee benefits increased $184 thousand, or 8%, over the same three-month period last year. This increase was due primarily to staffing additions related to the expansion of the Company’s centralized lending function, branch administration and marketing, the establishment of a customer call and resource center and other growth to manage the overall growth of the Company. Higher salary and employee benefit costs were somewhat reduced by the deferral of salary costs related to increased loan origination activities.
Occupancy and equipment increased $100 thousand, or 15%, over the same three-month period last year. This increase was due primarily to additional amortization expenses related to software upgrades including item processing and data transmission software developed to comply with new “Check 21” requirements. Check 21 is a federal law that is designed to enable banks to handle checks electronically, which should make check processing faster and more efficient. Additionally amortization expenses on software increased as a result of upgrades to the Company’s core data system and communication systems.
Professional fees increased $37 thousand, or 26%, over the same three-month period last year. This increase was primarily the result of costs incurred by the Company to comply with the new Sarbanes Oxley reporting requirements and increased legal expenses related to both corporate matters and loan collections.
Business development expense increased $39 thousand, or 45%, over the same three-month period last year as a result of increased training and education expense and a general expansion of business development efforts related to the Company’s expanded service area including the communities of Tahoe City, Kings Beach and Loyalton.

Advertising and shareholder relations expense increased $37 thousand, or 47% over the same three-month period last year as a result of increased donations and costs associated with the Company’s listing on The NASDAQ Capital Market in May 2005.
The following table describes the components of non-interest expense for the three-month periods ending September 30, 2005 and 2004, in thousands:

	For the Three Months
	Ended September 30
	2005	2004	Dollar Change	Percentage Change
Salaries and employee benefits	$2,405	$2,221	$184	8.3%
Occupancy and equipment	775	675	100	14.8%
Professional fees	180	143	37	25.9%
Business development	126	87	39	44.8%
Advertising and shareholder relations	116	79	37	46.8%
Telephone and data communication	108	88	20	22.7%
Stationery and supplies	93	75	18	24.0%
Armored car and courier	82	95	(13)	-13.7%
Director compensation	78	71	7	9.9%
Deposit premium amortization	75	76	(1)	1.3%
Outside service fees	65	55	10	18.2%
Insurance	60	58	2	3.4%
Postage	59	60	(1)	-1.7%
Loan and collection expenses	34	80	(46)	-57.5%
Other	51	57	(6)	-10.5%

Total non-interest expense	$4,307	$3,920	$387	9.9%

FINANCIAL CONDITION
Loan portfolio composition. The Company continues to manage the mix of its loan portfolio consistent with its identity as a community bank serving the financing needs of all sectors of Northeastern California. Although the Company offers a broad array of financing options, it continues to concentrate its focus on small- to medium-sized commercial businesses. These commercial loans are diversified as to the industries and types of businesses, thus limiting material exposure from any one industry concentration. The Company offers both fixed and floating rate loans and obtains collateral in the form of real property, business assets and deposit accounts, but looks to business and personal cash flows as its primary source of repayment. As of September 30, 2005, real estate construction and land development loan balances as a percentage of total loans increased to 16.5% from 12.0% at December 31, 2004. Also during the first nine months of 2005, consumer loan balances increased to 24.9% of total loans from 22.1% at December 31, 2004. The increased percentages in real estate construction and land development and consumer loan balances were offset with declines in the relative percentage of agricultural, real estate mortgage and commercial loan balances which were 10.0%, 34.6% and 14.0%, respectively at September 30, 2005, down from 11.6%, 38.3% and 16.0%, respectively at December 31, 2004.
Nonperforming assets. Nonperforming loans at September 30, 2005 were $1,446,000, an increase of $275 thousand, or 23%, over the $1,171,000 balance at December 31, 2004. Nonperforming assets (which is comprised of nonperforming loans plus foreclosed real estate and vehicle holdings) at September 30, 2005 were $1,505,000, an increase of $298 thousand, or 25%, over the $1,207,000 balance at December 31, 2004.

The increase in both nonperforming loans and assets at September 30, 2005 from December 31, 2004 is primarily related to a downgrade in the third quarter of 2005, of one commercial loan with an outstanding balance of $305 thousand at September 30, 2005. This commercial loan has a 75% government guarantee associated with it and as a result, management does not expect to incur significant losses related to the disposition of this nonperforming loan.
As a result of the above, nonperforming loans as a percentage of total loans increased slightly to 0.46% at September 30, 2005 up from 0.44% at December 31, 2004. In addition, nonperforming assets as a percentage of total assets also increased slightly to 0.32% at September 30, 2005 up from 0.29% at December 31, 2004.
Analysis of allowance for loan losses. Net charge-offs during the nine months ended September 30, 2005 totaled $261 thousand, or 0.08% of total loans, compared to $439 thousand, or 0.17% of total loans, for the comparable period in 2004. Net charge-offs during the first nine months of 2005 were comprised of $480 thousand of charge-offs offset by $147 thousand in recoveries, compared to $560 thousand of charge-offs offset by $121 thousand in recoveries for the same period in 2004. The allowance for loan losses stood at 1.06% of total loans as of September 30, 2005 up from 1.01% as of December 31, 2004. Based on an evaluation of the credit quality of the loan portfolio and delinquency trends and charge-offs, management believes the allowance for loan losses to be adequate. However, no prediction of the ultimate level of loans charged off in future years can be made with any certainty.
The following table provides certain information for the nine-month period indicated with respect to the Company’s allowance for loan losses as well as charge-off and recovery activity, in thousands:

	For the Nine Months
	Ended September 30,
	2005	2004
Balance at January 1,	$2,762	$2,564

Charge-offs:
Commercial and agricultural	(141)	(95)
Real estate mortgage	—	—
Real estate construction	—	—
Consumer	(339)	(465)

Total charge-offs	(480)	(560)

Recoveries:
Commercial and agricultural	19	7
Real estate mortgage	—	1
Real estate construction	—	—
Consumer	128	113

Total recoveries	147	121

Net charge-offs	(261)	(439)

Provision for loan losses	900	600

Balance at June 30,	$3,329	$2,725

Net charge-offs during the nine-month period to average loans	0.09%	0.19%
Allowance for loan losses to total loans	1.06%	1.08%
Investment securities. Investment securities decreased $18 million to $95 million at September 30, 2005, from $113 million at December 31, 2004. The Company’s investment in U.S. Treasury securities and obligations of U.S. agencies decreased to 74.7% of the investment portfolio at September 30, 2005, versus 78.0% at December 31, 2004. The Company’s investment in corporate bonds increased to 10.3% of the investment portfolio at September 30, 2005, versus 8.8% at December 31, 2004. Tax-exempt municipal obligation bonds increased to 15.0% of the investment portfolio at September 30, 2005, up from 13.2% at December 31, 2004. The decrease is primarily the result of maturities, calls and paydowns on investment securities that were used to provide funding for the increase in loans.
Premises and equipment. Premises and equipment increased $1.1 million, or 11.5%, to $10.9 million at September 30, 2005, from $9.8 million at December 31, 2004. This increase related to a new branch office currently under construction in the Truckee. As of September 30, 2005 land and construction costs for this new branch have amounted to $1.7 million. Construction will continue on this new branch for the remainder of 2005 and well into 2006 with its completion date anticipated during the third quarter of 2006. This increase in premises noted above was somewhat offset by ongoing depreciation on existing premises and equipment.
Accrued interest receivable and other assets. Accrued interest receivable and other assets increased $1.6 million, or 19%, to $10.3 million at September 30, 2005, from $8.7 million at December 31, 2004. The change resulted primarily from increased interest receivable, deferred taxes and prepaid asset balances.
Deposits. Total deposits were $425 million as of September 30, 2005, an increase of $46.2 million, or 12.2%, from the December 31, 2004 balance of $379 million. The primary growth was in non-interest bearing deposits which increased $29.8 million or 27%. The Company continues to manage the mix of its deposits consistent with its identity as a community bank serving the financial needs of its customers. Non-interest bearing demand deposits and interest checking deposits increased to 44.2% of total deposits at September 30, 2005, up from 40.7% of total deposits at December 31, 2004. Money market and savings deposits decreased to 31.3% of total deposits at September 30, 2005 compared to 34.3% as of December 31, 2004. Time deposits decreased slightly to 24.5% of total deposits as of September 30, 2005 down from 25.0% as of December 31, 2004.
Federal Home Loan Bank advances. There were no Federal Home Loan Bank (“FHLB”) advances as of September 30, 2005 compared to the December 31, 2004 balance of $1 million. Although the Company used FHLB advances during the first nine months of 2005 to meet its short-term liquidity needs, the strong growth in deposits during the third quarter of 2005 resulted in management’s decision to repay all outstanding FHLB advances.
Junior Subordinated Deferrable Interest Debentures. During September 2005 the Company through its newly formed wholly-owned subsidiary, Plumas Statutory Trust II issued $4.1 million of deferrable interest debentures, also known as trust preferred securities. As a result, trust preferred securities increased from $6.2 million at December 31, 2004 to $10.3 million at September 30, 2005. These additional trust preferred securities were issued to accommodate the Company’s future anticipated growth.
CAPITAL RESOURCES
Shareholders’ equity as of September 30, 2005 increased $2.6 million, or 9.2%, to $30.5 million up from $27.9 million as of December 31, 2004. This increase was the result of earnings during the first nine months of 2005 of $3.2 million and the exercise of stock options of $289 thousand partially offset by $536 thousand in cash dividends and a $410 thousand increase in accumulated other comprehensive losses. The increase in accumulated other comprehensive losses at September 30, 2005 were the result of the adverse affects of the rising interest rate environment on the market value of the Bank’s available-for-sale investment portfolio. Management believes that these unrealized losses are not permanent and will reverse over time as these securities approach maturity.
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
Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios of total and Tier 1 capital to risk-weighted assets and of Tier 1 capital to average assets. Each of these components is defined in the regulations. Management believes that the Company met all its capital adequacy requirements and that the Bank met the requirements to be considered well capitalized under the regulatory framework for prompt corrective action as of September 30, 2005.
The following table presents the Company’s and the Bank’s capital ratios as of September 30, 2005 and December 31, 2004, in thousands:

	September 30, 2005		December 31, 2004
	Amount	Ratio	Amount	Ratio
Tier 1 Leverage Ratio

Plumas Bancorp and Subsidiary	$39,534	8.6%	$32,444	7.6%
Minimum regulatory requirement	17,576	4.0%	17,120	4.0%
Plumas Bank	35,972	7.8%	31,982	7.5%
Minimum requirement for “Well-Capitalized” institution	23,005	5.0%	21,400	5.0%
Minimum regulatory requirement	18,404	4.0%	17,120	4.0%

Tier 1 Risk-Based Capital Ratio

Plumas Bancorp and Subsidiary	39,534	10.2%	32,444	10.1%
Minimum regulatory requirement	12,806	4.0%	12,858	4.0%
Plumas Bank	35,972	9.3%	31,982	10.0%
Minimum requirement for “Well-Capitalized” institution	23,195	6.0%	19,262	6.0%
Minimum regulatory requirement	15,463	4.0%	12,841	4.0%

Total Risk-Based Capital Ratio

Plumas Bancorp and Subsidiary	42,979	11.1%	35,206	10.9%
Minimum regulatory requirement	25,611	8.0%	25,715	8.0%
Plumas Bank	39,300	10.2%	34,744	10.8%
Minimum requirement for “Well-Capitalized” institution	38,658	10.0%	32,103	10.0%
Minimum regulatory requirement	30,926	8.0%	25,682	8.0%
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
The Company has unsecured short-term borrowing agreements with two of its correspondent banks in the amounts of $10 million and $5 million. In addition, the Company can borrow up to $79 million from the

Federal Home Loan Bank secured by commercial and residential mortgage loans. During the first nine months of 2005, the Company’s outstanding advances from the Federal Home Loan Bank decreased from $1 million at December 31, 2004 to no outstanding advances at September 30, 2005.
Customer deposits are the Company’s primary source of funds. Those funds are held in various types of accounts with varying maturities. The Company does not accept brokered deposits. During the first nine months of 2005, deposits increased $46.2 million, or 12.2%, from the December 31, 2004 balance of $378 million. The Company has historically experienced a seasonal trend in regards to deposits; whereas the majority of the Company’s annual deposit growth has historically occurred in the late spring, summer and fall months.
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
In management’s opinion there has not been a material change in the Company’s market risk or interest rate risk profile for the nine months ended September 30, 2005 compared to December 31, 2004 as discussed in the Company’s 2004 annual report on Form 10-K.
ITEM 4. CONTROLS AND PROCEDURES
The Company’s Chief Executive Officer and Chief Financial Officer, based on their evaluation of the Company’s disclosure controls and procedures as of the end of the Company’s fiscal quarter ended September 30, 2005 (as defined in Exchange Act Rule 13a—15(e), have concluded that the Company’s disclosure controls and procedures are adequate and effective for purposes of Rule 13a—15(e) in timely alerting them to material information relating to the Company required to be included in the Company’s filings with the SEC under the Securities Exchange Act of 1934.
There were no significant changes in the Company’s internal controls over financial reporting or in other factors that could significantly affect internal controls that occurred during the Company’s fiscal quarter ended September 30, 2005.
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
None.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
None.
ITEM 5. OTHER INFORMATION
None.

ITEM 6. EXHIBITS
The following documents are included or incorporated by reference in this Quarterly Report on Form 10Q:
3.1	Articles of Incorporation as amended of Registrant included as exhibit 3.1 to the Registrant’s Form S-4, File No. 333-84534, which is incorporated by reference herein.

3.2	Bylaws of Registrant included as exhibit 3.2 to the Registrant’s Form S-4, File No. 333-84534, which is incorporated by reference herein.

3.3	Amendment of the articles of Incorporation of Registrant dated November 1, 2002.

3.4	Amendment of the articles of Incorporation of Registrant dated August 17, 2005.

4	Specimen form of certificate for Plumas Bancorp included as exhibit 4 to the Registrant’s Form S-4, File No. 333-84534, which is incorporated by reference herein.

10.1	Executive Salary Continuation Agreement of Andrew J. Ryback dated August 23, 2005, is included as Exhibit 10.1 to the Registrant’s 8-K filed on October 17, 2005, which is incorporated by this reference herein.

10.2	Split Dollar Agreement of Andrew J. Ryback dated August 23, 2005, is included as Exhibit 10.2 to the Registrant’s 8-K filed on October 17, 2005, which is incorporated by this reference herein.

10.3	Executive Salary Continuation Agreement as amended of William E. Elliott dated October 13, 1993, is included as Exhibit 10.3 to the Registrant’s 10-QSB for June 30, 2002, which is incorporated by this reference herein.

10.4	Split Dollar Agreements of William E. Elliott dated January 23, 2002, is included as Exhibit 10.4 to the Registrant’s 10-QSB for June 30, 2002, which is incorporated by this reference herein.

10.6	Executive Salary Continuation Agreement as amended of Douglas N. Biddle dated June 2, 1994, is included as Exhibit 10.6 to the Registrant’s 10-QSB for June 30, 2002, which is incorporated by this reference herein.

10.7	Split Dollar Agreements of Douglas N. Biddle dated January 24, 2002, is included as Exhibit 10.7 to the Registrant’s 10-QSB for June 30, 2002, which is incorporated by this reference herein.

10.9	Executive Salary Continuation Agreement as amended of Dennis C. Irvine dated June 2, 1994, is included as Exhibit 10.9 to the Registrant’s 10-QSB for June 30, 2002, which is incorporated by this reference herein.

10.10	Split Dollar Agreements of Dennis C. Irvine dated January 24, 2002, is included as Exhibit 10.10 to the Registrant’s 10-QSB for June 30, 2002, which is incorporated by this reference herein.

10.11	First Amendment to Executive Salary Continuation Agreement of Robert T. Herr dated September 15, 2004, is included as Exhibit 10.11 to the Registrant’s 8-K filed on September 17, 2004, which is incorporated by this reference herein.

10.13	Deferred Fee Agreement as amended of Jerry V. Kehr dated August 19, 1998, is included as Exhibit 10.13 to the Registrant’s 10-QSB for June 30, 2002, which is incorporated by this reference herein.

10.14	Amended and Restated Director Retirement Agreement of Jerry V. Kehr dated April 28, 2000, is included as Exhibit 10.14 to the Registrant’s 10-QSB for June 30, 2002, which is incorporated by this reference herein.

10.15	Consulting Agreement of Jerry V. Kehr dated May 10, 2000, is included as Exhibit 10.15 to the Registrant’s 10-QSB for June 30, 2002, which is incorporated by this reference herein.

10.18	Amended and Restated Director Retirement Agreement of Daniel E. West dated May 10, 2000, is included as Exhibit 10.18 to the Registrant’s 10-QSB for June 30, 2002, which is incorporated by this reference herein.

10.19	Consulting Agreement of Daniel E. West dated May 10, 2000, is included as Exhibit 10.19 to the Registrant’s 10-QSB for June 30, 2002, which is incorporated by this reference herein. 10.20 Split Dollar Agreements of Robert T. Herr dated September 15, 2004, is included as Exhibit 10.20 to the Registrant’s 8-K filed on September 17, 2004, which is incorporated by this reference herein.

10.20	Split Dollar Agreements of Robert T. Herr dated September 15, 2004, is included as Exhibit 10.20 to the Registrant’s 8-K filed on September 17, 2004, which is incorporated by this reference herein.

10.21	Amended and Restated Director Retirement Agreement of Alvin G. Blickenstaff dated April 19, 2000, is included as Exhibit 10.21 to the Registrant’s 10-QSB for June 30, 2002, which is incorporated by this reference herein.

10.22	Consulting Agreement of Alvin G. Blickenstaff dated May 8, 2000, is included as Exhibit 10.22 to the Registrant’s 10-QSB for June 30, 2002, which is incorporated by this reference herein.

10.24	Amended and Restated Director Retirement Agreement of Gerald W. Fletcher dated May 10, 2000, is included as Exhibit 10.24 to the Registrant’s 10-QSB for June 30, 2002, which is incorporated by this reference herein.

10.25	Consulting Agreement of Gerald W. Fletcher dated May 10, 2000, is included as Exhibit 10.25 to the Registrant’s 10-QSB for June 30, 2002, which is incorporated by this reference herein.

10.27	Amended and Restated Director Retirement Agreement of Arthur C. Grohs dated May 9, 2000, is included as Exhibit 10.27 to the Registrant’s 10-QSB for June 30, 2002, which is incorporated by this reference herein.

10.28	Consulting Agreement of Arthur C. Grohs dated May 9, 2000, is included as Exhibit 10.28 to the Registrant’s 10-QSB for June 30, 2002, which is incorporated by this reference herein.

10.30	Amended and Restated Director Retirement Agreement of Christine McArthur dated May 12, 2000, is included as Exhibit 10.30 to the Registrant’s 10-QSB for June 30, 2002, which is incorporated by this reference herein.

10.31	Consulting Agreement of Christine McArthur dated May 12, 2000, is included as Exhibit 10.31 to the Registrant’s 10-QSB for June 30, 2002, which is incorporated by this reference herein.

10.33	Amended and Restated Director Retirement Agreement of Terrance J. Reeson dated April 19, 2000, is included as Exhibit 10.33 to the Registrant’s 10-QSB for June 30, 2002, which is incorporated by this reference herein.

10.34	Consulting Agreement of Terrance J. Reeson dated May 10, 2000, is included as Exhibit 10.34 to the Registrant’s 10-QSB for June 30, 2002, which is incorporated by this reference herein.

10.39	Deferred Fee Agreement of Thomas Watson dated March 3, 2001, is included as Exhibit 10.39 to the Registrant’s 10-QSB for June 30, 2002, which is incorporated by this reference herein.

10.40	Form of Indemnification Agreement, is included as Exhibit 10.41 to the Registrant’s 10-QSB for June 30, 2002, which is incorporated by this reference herein.

10.41	2001 Stock Option Plan as amended is included as exhibit 99.1 of the Form S-8 filed July 23, 2002, File No. 333-96957

10.42	1991 Stock Option Plan on Form S-8 filed August 19, 2002, File No. 333-98319

10.43	Plumas Bank 401(k) Profit Sharing Plan as amended is included as exhibit 99.1 of the Form S-8 filed February 14, 2003, File No. 333-103229

10.44	Executive Salary Continuation Agreement of Robert T. Herr dated June 4, 2002, is included as Exhibit 10.44 to the Registrant’s 10-Q for March 31, 2003, which is incorporated by this reference herein.

10.46	1991 Stock Option Plan as amended.

10.47	Specimen form of Incentive Stock Option Agreement under the 1991 Stock Option Plan.

10.48	Specimen form of Non-Qualified Stock Option Agreement under the 1991 Stock Option Plan.

10.59	Director Retirement Agreement of Thomas Watson dated May 1, 2003, is included as Exhibit 10.59 to the Registrant’s 10-Q for June 30, 2003, which is incorporated by this reference herein.

10.60	Consulting Agreement of Thomas Watson dated May 1, 2003, is included as Exhibit 10.60 to the Registrant’s 10-Q for June 30, 2003, which is incorporated by this reference herein.

10.62	Deferred Fee Agreement of Thomas Watson dated December 23, 2004, is included as Exhibit 10.62 to the Registrant’s 8-K filed on January 6, 2005, which is incorporated by this reference herein.

10.63	Deferred Fee Agreement of Jerry V. Kehr dated December 24, 2004, is included as Exhibit 10.63 to the Registrant’s 8-K filed on January 6, 2005, which is incorporated by this reference herein.

11	Computation of per share earnings appears in the attached 10-Q under Plumas Bancorp and Subsidiary Notes to Consolidated Financial Statements as Footnote 5 — Earnings Per Share Computation.

31.1	Rule 13a-14(a) [Section 302] Certification of Principal Financial Officer dated November 9, 2005.

31.2	Rule 13a-14(a) [Section 302] Certification of Principal Executive Officer dated November 9, 2005.

32.1	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 dated November 9, 2005.

32.2	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 dated November 9, 2005.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
PLUMAS BANCORP
(Registrant)
Date: November 9, 2005

/s/ Andrew J. Ryback Andrew J. Ryback
Executive Vice President Chief Financial Officer

/s/ Douglas N. Biddle Douglas N. Biddle
President and Chief Executive Officer