Form 10-K
period 2005-12-31
PLUMAS BANCORP
filed 2006-03-16
CIK 1168455

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☑	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2005
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

     Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
☐ Yes ☑ No
     Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
☐ Yes ☑ No
     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
☑ Yes ☐ No
     Indicated by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this form 10-K. ☑
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule12b-2 of the Exchange Act (check one):
Large Accelerated Filer ☐           Accelerated Filer ☑            Non-Accelerated Filer ☐
     Indicate by check mark if the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
☐ Yes ☑ No
     As of June 30, 2005, the aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant was approximately $80.5 million, based on the closing price reported to the Registrant on that date of $18.59 per share.
     Shares of Common Stock held by each officer and director have been excluded in that such persons may be deemed to be affiliates. This determination of the affiliate status is not necessarily a conclusive determination for other purposes.
     The number of shares of Common Stock of the registrant outstanding as of March 10, 2006 was 4,997,618.
     Documents Incorporated by Reference: Portions of the definitive proxy statement for the 2006 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission pursuant to SEC Regulation 14A are incorporated by reference in Part III, Items 10-14.

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

ITEM 1. BUSINESS
General
The Company. Plumas Bancorp (the “Company”) is a California corporation registered as a bank holding company under the Bank Holding Company Act of 1956, as amended, and is headquartered in Quincy, California. The Company was incorporated in January 2002 and acquired all of the outstanding shares of Plumas Bank (the “Bank”) in June 2002. The Company’s principal subsidiary is the Bank, and the Company exists primarily for the purpose of holding the stock of the Bank and of such other subsidiaries it may acquire or establish. At the present time, the Company’s only other subsidiaries are Plumas Statutory Trust I and Plumas Statutory Trust II, which were formed in 2002 and 2005 solely to facilitate the issuance of trust preferred securities.
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
At December 31, 2005, the Company had consolidated assets of $472.8 million, deposits of $426.6 million and shareholders’ equity of $31.1 million. The Company’s liabilities include $10.3 million in junior subordinated deferrable interest debentures issued in conjunction with the trust preferred securities issued by Plumas Statutory Trust I (the “Trust I”) in September 2002 and Plumas Statutory Trust II (the “Trust II”). Both Trust I and Trust II are further discussed in the section titled “Trust Preferred Securities.”
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
The Bank. The Bank is a California state-chartered bank that was incorporated in July 1980 and opened for business in December 1980. The Bank’s Administrative Office is also located at 35 South Lindan Avenue, Quincy, California. At December 31, 2005 the Bank had approximately $472.2 million in assets, $321.6 million in loans and $429.0 million in deposits (including a deposit of $2.4 million from the Company). It is currently the largest independent bank headquartered in Plumas County. The Bank’s deposit accounts are insured by the Federal Deposit Insurance Corporation (the “FDIC”) up to maximum insurable amounts. The Bank is not a member of the Federal Reserve System.
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
The Government-guaranteed lending center, headquartered in Truckee, provides Small Business Administration (SBA) lending and USDA Rural Development lending. The Bank produces 6-10 of these types of loans annually and it is anticipated that this will continue at the same level for the foreseeable future. Also in Truckee, we have a senior commercial lender charged with the production and maintenance of a significant participation loan portfolio. $35.1 million in new participations were acquired in 2005.
The Agricultural Credit Centers located in Susanville and Alturas provide a complete line of credit services in support of the agricultural activities which are key to the continued economic development of the communities we serve. “Ag lending” clients include a full range of individual farming customers, small- to medium-sized business farming organizations and corporate farming units.
As of December 31, 2005, the principal areas in which we directed our lending activities, and the percentage of our total loan portfolio for which each of these areas was responsible, were as follows: (i) loans secured by real estate – 51.9%; (ii) commercial and industrial (including SBA) loans – 13.1%; (iii) consumer loans (including residential equity lines of credit) – 25.3%; and (iv) agricultural loans (including agricultural real estate loans) – 9.7%.
In addition to the lending activities noted above, we offer a wide range of deposit products for the retail and commercial banking markets including checking, interest-bearing checking, business sweep, savings, time deposit and retirement accounts, as well as telephone banking and internet banking with bill-pay options. As of December 31, 2005, the Bank had 34,596 deposit accounts with balances totaling approximately $429.0 million, compared to 34,969 deposit accounts with balances totaling approximately $378.6 million at December 31, 2004. We attract deposits through our customer-oriented product mix, competitive pricing, convenient locations, extended hours and drive-up banking, all provided with the highest level of customer service.
Most of our deposits are attracted from individuals, business-related sources and smaller municipal entities. This mix of deposit customers resulted in a relatively modest average deposit balance of approximately $12,400 at December 31, 2005, but makes us less vulnerable to adverse effects from the loss of depositors who may be seeking higher yields in other markets or who may otherwise draw down balances for cash needs. We do not accept brokered deposits.
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
We have not engaged in any material research activities relating to the development of new products or services during the last two fiscal years; however, a substantial investment of time and capital has been devoted to the improvement of existing Bank services during the last twelve months. In January of 2005, the bank introduced a single close construction/permanent residential loan product. This provided the customer with the ability to obtain a construction and permanent loan on their residence with only one application, one set of loan documents and a fixed rate for the entire term. This product has become very popular and with current enhancements, should generate a significant amount of new loans in 2006.

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
Trust Preferred Securities. During the third quarter of 2002, the Company formed a wholly owned Connecticut statutory business trust, Plumas Statutory Trust I (the “Trust I”). On September 26, 2002, the Company issued to the Trust I, Floating Rate Junior Subordinated Deferrable Interest Debentures due 2032 (the “Debentures”) in the aggregate principal amount of $6,186,000. In exchange for these debentures the Trust I paid the Company $6,186,000. The Trust I funded its purchase of debentures by issuing $6,000,000 in floating rate capital securities (“trust preferred securities”), which were sold to a third party. These trust preferred securities qualify as Tier I capital under current Federal Reserve Board guidelines. The Debentures are the only asset of the Trust I. The interest rate and terms on both instruments are substantially the same. The rate is based on the three month LIBOR (London Interbank Offered Rate) plus 3.40%, not to exceed 11.9%, adjustable quarterly. The proceeds from the sale of the Debentures were primarily used by the Company to inject capital into the Bank.
During the third quarter of 2005, the Company formed a wholly owned Connecticut statutory business trust, Plumas Statutory Trust II (the “Trust II”). On September 28, 2005, the Company issued to the Trust II, Floating Rate Junior Subordinated Deferrable Interest Debentures due 2035 (the “Debentures”) in the aggregate principal amount of $4,124,000. In exchange for these debentures the Trust II paid the Company $4,124,000. The Trust II funded its purchase of debentures by issuing $4,000,000 in floating rate capital securities (“trust preferred securities”), which were sold to a third party. These trust preferred securities qualify as Tier I capital under current Federal Reserve Board guidelines. The Debentures are the only asset of the Trust II. The interest rate and terms on both instruments are substantially the same. The rate is based on the three month LIBOR (London Interbank Offered Rate) plus 1.48%, adjustable quarterly. The proceeds from the sale of the Debentures were primarily used by the Company to inject capital into the Bank.
The Debentures and trust preferred securities accrue and pay distributions quarterly based on the floating rate described above on the stated liquidation value of $1,000 per security. The Company has entered into contractual agreements which, taken collectively, fully and unconditionally guarantee payment of: (1) accrued and unpaid distributions required to be paid on the capital securities; (2) the redemption price with respect to any capital securities called for redemption by either Trust I or Trust II, and (3) payments due upon voluntary or involuntary dissolution, winding up, or liquidation of either Trust I or Trust II.
The trust preferred securities are mandatorily redeemable upon maturity of the Debentures on September 26, 2032 for Trust I and September 28, 2035 for Trust II, or upon earlier redemption as provided in the indenture.
Neither Trust I nor Trust II are consolidated into the Company’s consolidated financial statements and, accordingly, both entities are accounted for under the equity method and the junior subordinated debentures are reflected as debt on the consolidated balance sheet.
Business Concentrations. No individual or single group of related customer accounts is considered material in relation to the Banks’ assets or deposits, or in relation to our overall business. However, at December 31, 2005 approximately 66.3% of the Bank’s total loan portfolio consisted of real estate-secured loans, including real estate mortgage loans, real estate construction loans, consumer equity lines of credit, and agricultural loans secured by real estate. Moreover, our business activities are currently focused in the California counties of Plumas, Nevada, Placer, Lassen, Modoc, Shasta and Sierra. Consequently, our results of operations and financial condition are dependent upon the general trends in these California economies and, in particular, the residential and commercial real estate markets. In addition, the concentration of our operations in these areas of California exposes us to greater risk than other banking companies with a wider geographic base in the event of catastrophes, such as earthquakes, fires and floods in these regions in California.
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

Currently, within the Bank’s service area there are 23 traditional banking branch offices of competing institutions, including 19 branches of 4 major banks. As of June 30, 2005, the Federal Deposit Insurance Corporation estimated the Bank’s market share of insured deposits within the communities it serves to be as follows: Chester 72%, Quincy 66%, Portola 50%, Susanville 40%, Alturas 37%, Kings Beach 30%, Fall River Mills/Burney 29%, Truckee 15%, Tahoe City 3% and 100% in the communities of Greenville, Westwood and Loyalton. Tahoe City is the location of our most recently opened branch, which opened its doors in November 2003.
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
Employees. At December 31, 2005, the Company and its subsidiary employed 200 persons. On a full-time equivalent basis, we employed 178 persons. We believe our employee relations are excellent.
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
A bank that does not achieve and maintain the required capital levels may be issued a capital directive by the FDIC to ensure the maintenance of required capital levels. As discussed above, we are required to maintain certain levels of capital, as is the Bank. The regulatory capital guidelines as well as our actual capitalization on a consolidated basis and for the Bank and Bancorp as of December 31, 2005 follow:

	Requirement
		For the Bank to
	Adequately	be Well	Plumas	Plumas
	Capitalized	Capitalized	Bank	Bancorp

Total risk-based capital ratio	8.0%	10.0%	10.4%	11.1%
Tier 1 risk-based capital ratio	4.0%	6.0%	9.6%	10.3%
Tier 1 leverage capital ratio	4.0%	5.0%	7.8%	8.5%
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
All FDIC-insured depository institutions must pay an annual assessment to provide funds for the payment of interest on bonds issued by the Financing Corporation, a federal corporation chartered under the authority of the Federal Housing Finance Board. The bonds, commonly referred to as FICO bonds, were issued to capitalize the Federal Savings and Loan Insurance Corporation. The FDIC established the FICO assessment rates effective for the second half of 2005 at approximately 1.34 cents for each $100 of assessable deposits. The FICO assessments are adjusted quarterly to reflect changes in the assessment bases of the FDIC’s insurance funds and do not vary depending on a depository institution’s capitalization or supervisory evaluations.
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
In April 2005 the Bank was required to purchase an additional 12,810 shares, or $1,281,000, of capital stock under the FHLB-SF’s new capital plan. At December 31, 2005 the Bank owned 20,000 shares of the FHLB-SF capital stock. We do not believe that the FHLB-SF’s new capital plan had a material impact upon our business, financial condition, results of operations or cash flows.
Federal Reserve System. The FRB requires all depository institutions to maintain non-interest bearing reserves at specified levels against their transaction accounts and non-personal time deposits. At December 31, 2005, we were in compliance with these requirements.
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
The Community Reinvestment Act (the “CRA”) is intended to encourage insured depository institutions, while operating safely and soundly, to help meet the credit needs of their communities. The CRA specifically directs the federal regulatory agencies, in examining insured depository institutions, to assess a bank’s record of helping meet the credit needs of its entire community, including low- and moderate-income neighborhoods, consistent with safe and sound banking practices. The CRA further requires the agencies to take a financial institution’s record of meeting its community credit needs into account when evaluating applications for, among other things, domestic branches, mergers or acquisitions, or holding company formations. The agencies use the CRA assessment factors in order to provide a rating to the financial institution. The ratings range from a high of “outstanding” to a low of “substantial noncompliance.” In its last examination for CRA compliance, as of August 2005, the Bank was rated “satisfactory.”
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
Recent Legislation and Other Changes. Federal and state laws affecting banking are enacted from time to time, and similarly federal and state regulations affecting banking are also adopted from time to time. The following include some of the recent laws and regulations affecting banking.
The Federal Reserve Board in November 2005 approved amendments to Regulation CC that define “remotely created checks” and create transfer and presentment warranties that shift liability for an unauthorized remotely created check to the institution where it is first deposited. In place of a signature, a remotely created check generally bears a statement that the customer authorized the check or bears the customer’s printed or typed name, such as when a debtor authorizes a credit card company to create a remotely created check by telephone so that the debtor may pay a credit card bill in a timely manner. Since the remotely created checks are vulnerable to fraud Regulation CC creates transfer and presentment warranties under which any bank that transfers or presents a remotely created check would warrant that the check is authorized by the person on whose account the check is drawn. The warranties would apply only to banks and would ultimately shift liability for losses attributable to an unauthorized remotely created check to the depositary bank. These amendments would not affect the rights of checking account customers, as they are not liable for unauthorized checks drawn on their accounts. The amendments to Regulation CC become effective on July 1, 2006
On August 2, 2005, the OCC, FDIC, and the Board of Governors of the Federal Reserve System adopted a final rule to revise their CRA regulations. The effective date of the final rule is September 1, 2005. Major points of the final rule include:
•	increasing the asset-size threshold for a “small bank” to $1 billion. Small banks are not subject to certain data collection and reporting requirements and are eligible for evaluation under the small bank lending test.

•	creating a new category of “intermediate small banks” for purposes of evaluation under the CRA. Intermediate small banks are those with at least $250 million but less than $1 billion in assets.

•	The overall CRA rating for an intermediate small bank will be based both on the rating from the small bank lending test and the rating from a new community development test.

•	Revising the definition of “community development” to increase the number and kinds of rural tracts in which bank activities are eligible for community development consideration.

•	Revising the regulation to address the impact on a bank’s CRA rating of evidence of discrimination or other illegal credit practices.
In May 2005, the FRB adopted a final rule to amend Regulation DD and the related official staff interpretations, to improve the uniformity and adequacy of information to consumers about certain services provided by banks to their deposit customers. These services are commonly referred to as “bounced-check protection” or “courtesy overdraft protection” services (overdraft services). These amendments become effective on July 1, 2006. These amendments require banks to disclose information about overdraft fees on periodic statements and account-opening disclosures, and to include certain disclosures in advertisements for overdraft services. Regulation DD generally requires that banks disclose the amount of any fee that may be imposed in connection with the account and the conditions under which a fee may be imposed. The final rule amends the official staff interpretations to state that, in satisfying this requirement with respect to fees for overdraft services, a bank must specify the categories of transactions for which an overdraft fee may be imposed.
The Federal Reserve Board issued a final rule on March 1, 2005 that amends Regulation H and Regulation Y to limit restricted core capital elements (including trust preferred securities) which count as Tier 1 capital to 25 percent of all core capital elements, net of goodwill less any associated deferred tax liability. Internationally active bank holding companies, defined as those with consolidated assets greater than $250 billion or on-balance-sheet foreign exposure greater than $10 billion, will be subject to a 15 percent limit, but they may include qualifying mandatory convertible preferred securities up to the generally applicable 25 percent limit. Amounts of restricted core capital elements in excess of these limits generally may be included in Tier 2 capital. The final rule provides a five-year transition period, ending March 31, 2009, for application of the quantitative limits.
California Senate Bill 1 created the California Financial Information Privacy Act which became effective on July 1, 2004 to provide greater privacy protections than the federal Gramm-Leach-Bliley Act. Codified in California Financial Code section 4050 -4060, the law prohibits financial institutions from sharing or selling personally identifiable nonpublic information without obtaining a consumer’s consent, as provided. It provides for a plain-language notice of the privacy rights it confers. The law requires that (1) a consumer must “opt in” before a financial institution may share personal information with an unaffiliated third party, (2) consumers be given an opportunity to “opt out” of sharing with a financial institution’s financial marketing partners, and (3) consumers be given the opportunity to “opt out” of sharing with a financial institution’s affiliates, with some exceptions. When an affiliate is wholly owned, in the same line of business, subject to the same functional regulator and operates under the same brand name, an institution may share its customers’ personal information with the affiliate without providing an opt-out right. A recent federal district court decision has enjoined the enforcement of the affiliate sharing provisions of the California Financial Privacy Act.
The Sarbanes-Oxley Act (“SOX”) was adopted in 2002 for the stated purpose to increase corporate responsibility, enhance penalties for accounting and auditing improprieties at publicly traded companies, and protect investors by improving the accuracy and reliability of corporate disclosures. SOX amends the Securities Act of 1934 and contains far-reaching securities legislation. SOX includes very specific additional disclosure requirements and new corporate governance rules, requires the Securities and Exchange Commission (the “SEC”) to adopt extensive additional disclosure, corporate governance and other related rules. Among its provisions, SOX subjects bonuses issued to top executives to disgorgement if a subsequent restatement of a company’s financial statements was due to corporate misconduct, prohibits an officer or director from misleading or coercing an auditor, prohibits insider trades during pension fund “blackout periods,” imposes new criminal penalties for fraud and other wrongful acts and extends the period during which certain securities fraud lawsuits can be brought against a company or its officers.

SOX represents significant federal involvement in matters traditionally left to state regulatory systems, such as the regulation of the accounting profession, and to state corporate law, such as the relationship between a board of directors and management and between a board of directors and its committees. In addition, the federal banking regulatory authorities have adopted requirements concerning the certification of financial statements by bank officials that are generally similar to requirements under SOX.
Specifically, SOX prohibits a registered public accounting firm from performing specified nonaudit services contemporaneously with a mandatory audit and vests the audit committee of an issuer with responsibility for the appointment, compensation, and oversight of any registered public accounting firm employed to perform audit services. SOX also requires each committee member to be a member of the board of directors of the issuer, and to be otherwise independent. SOX further requires the chief executive officer and chief financial officer of an issuer to make certain certifications as to each annual or quarterly report filed with the SEC. Pursuant to the mandate in SOX, the SEC has adopted various rules, including rules to require reporting companies to adopt a code of ethics for its senior financial officers, disclosure of all material off-balance sheet transactions and relationships that may have a material effect upon the financial status of an issuer and the presentation of pro forma financial information in a manner that is not misleading, and which is reconcilable with the financial condition of the issuer under generally accepted accounting principles.
SOX under its Section 404 also provides for mandated internal control report and assessment with the annual report and an attestation and a report on such report by the company’s auditor. On June 30, 2005, the Company’s market capitalization exceeded the SEC’s established criteria for compliance with SOX Section 404. As a result, the Company completed these additional requirements under Section 404 at a cost of approximately $175,000 for the year ending December 31, 2005.
It is impossible to predict what effect the enactment of certain of the above-mentioned legislation will have on the Company. Moreover, it is likely that other bills affecting the business of banks may be introduced in the future by the United States Congress or California legislature.
Recent Accounting Pronouncements
Other-Than-Temporary Impairment
In March 2004, the Financial Accounting Standards Board (FASB) and Emerging Issues Task Force (EITF) reached consensus on several issues being addressed in EITF Issue No. 03-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments. The consensus provides guidance for evaluating whether an investment is other-than-temporarily impaired and was effective for other-than-temporary impairment evaluations made in reporting periods beginning after June 15, 2004. The disclosure provisions of EITF Issue No. 03-1 continue to be effective for the Company’s consolidated financial statements for the year ended December 31, 2005.
On November 3, 2005, the FASB issued FASB Staff Position (FSP) Nos. FAS 115-1 and FAS 124-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments. This FSP addresses the determination as to when an investment is considered impaired, whether that impairment is other than temporary, and the measurement of an impairment loss. This FSP also includes accounting considerations subsequent to the recognition of an other-than-temporary impairment and requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairments. This FSP nullifies certain requirements of EITF Issue No. 03-1, and supersedes EITF Topic No. D-44, Recognition of Other-Than-Temporary Impairment upon the Planned Sale of a Security Whose Cost Exceeds Fair Value. The guidance in this FSP amends FASB Statement No. 115, Accounting for Certain Investments in Debt and Equity Securities. The FSP is effective for reporting periods beginning after December 15, 2005. The Company does not anticipate any material impact to its financial condition or results of operations as a result of the adoption of this guidance.

Share-Based Payments
In December 2004, the FASB issued Statement No. 123 (revised 2004) (FAS 123 (R)), Share-Based Payments. FAS 123 (R) requires all entities to recognize compensation expense in an amount equal to the fair value of share-based payments such as stock options granted to employees. The Company may elect to adopt FAS 123 (R) using a modified prospective method or modified retrospective method. Under the modified retrospective method, the Company would restate previously issued financial statements, basing the compensation expense on that previously reported in their pro forma disclosures required by FAS 123. The modified prospective method would require the Company to record compensation expense for the unvested portion of previously granted awards that remain outstanding at the date of adoption as these awards continue to vest. FAS 123 (R) is effective for the first fiscal year beginning after June 15, 2005. Management has elected to use the modified prospective method and has completed its evaluation of the effect of FAS 123 (R), and does not expect it to have a material impact on its financial position or results of operations.
Accounting Changes and Error Corrections
On June 7, 2005, the FASB issued Statement No. 154 (FAS 154), Accounting Changes and Error Corrections — a replacement of Accounting Principles Board (APB) Opinion No. 20, Accounting Changes, and SFAS No. 3, Reporting Accounting Changes in Interim Financial Statements. Under the provisions of FAS 154, voluntary changes in accounting principles are applied retrospectively to prior periods’ financial statements unless it would be impractical to do so. FAS 154 supersedes APB Opinion No. 20, which required that most voluntary changes in accounting principles be recognized by including in the current period’s net income the cumulative effect of the change. FAS 154 also makes a distinction between “retrospective application” of a change in accounting principle and the “restatement” of financial statements to reflect the correction of an error. The provisions of FAS 154 are effective for accounting changes made in fiscal years beginning after December 15, 2005. Management of the Company does not expect the adoption of this standard to have a material impact on its financial position or results of operations.
ITEM 1A. RISK FACTORS
Our high concentration of real estate loans expose us to increased lending risks, especially in the event of a recession or natural disaster. Our loan portfolio is strongly concentrated in real estate loans. As of December 31, 2005, 66.3% of our loan portfolio was concentrated in real estate related loans. There has been a relatively rapid increase in real estate values in our market area in recent years, and the occurrence of a real estate recession affecting our market areas would likely reduce the security for many of our loans and adversely affect the ability of many of our borrowers to repay their loan from us. Therefore, our financial condition may be adversely affected by a decline in the value of the real estate securing our loans. In addition, acts of nature, including earthquakes, fires and floods, which may cause uninsured damage and other loss of value to real estate that secures these loans, may also negatively impact our financial condition.
Deterioration of local economic conditions could hurt our profitability. Our operations are primarily located in Northern California and are concentrated in Plumas, Nevada, Placer, Lassen, Modoc, Shasta and Sierra Counties and surrounding areas. As a result of this geographic concentration, our financial results depend largely upon economic conditions in these areas. The local economy relies heavily on real estate, agriculture and ranching, timber and tourism. A significant downturn in any or all of these industries could result in a decline in the local economy in general, which could in turn negatively impact us. Poor economic conditions could cause us to incur losses associated with higher default rates and decreased collateral values in our loan portfolio. Also, if there were significant recessionary conditions in our market area, our financial condition would be negatively impacted.
Our growth and expansion strategy may not prove to be successful and our market value and profitability may suffer. We plan to grow our operations, however our ability to manage any such growth will depend primarily on our ability to attract and retain qualified personnel, monitor operations, maintain earnings and control costs. We expect to continue to grow our assets and deposits, the products and services which we offer and the scale of our operations, generally. Our ability to manage our growth successfully will depend on our ability to maintain cost controls and asset quality while attracting additional loans and deposits on favorable terms. If we grow too quickly and are not able to control costs and maintain asset quality, this rapid growth could materially adversely affect our financial performance. Our future successful growth will depend on the ability of our officers and other key employees to continue to implement and improve our operational, credit, financial, management and other internal risk controls and processes and our reporting systems and procedures, and to manage a growing number of client relationships. We may not successfully implement improvements to our management information and control systems and control procedures and processes in an efficient or timely manner and may discover deficiencies in existing systems and controls. In particular, our controls and procedures must be able to accommodate an increase in expected loan volume and the infrastructure that comes with growth. Thus, our growth strategy may divert management from our existing businesses and may require us to incur additional expenditures to expand our administrative and operational infrastructure. If we are unable to manage future expansion in our operations, we may experience compliance and operational problems, have to slow the pace of growth, or have to incur additional expenditures beyond current projections to support such growth, any one of which could adversely affect our business.
Loss of any of our executive officers or key personnel could be damaging to us. We depend upon the skills and reputations of our executive officers and key employees for our future success. The loss of any of these key persons or the inability to attract and retain other key personnel could adversely affect our business. We cannot assure you that we will be able to retain our existing key personnel or attract other qualified persons. All of our current executive officers have been with us since at least 2001. While we have an employment agreement with Douglas N. Biddle, our President and CEO, which contains an agreement not to compete following termination, we do not have employment agreements with our other executive officers and, therefore, upon leaving the employ of Plumas Bank, such executives other than Mr. Biddle may become employed by our competitors.
Our performance is subject to interest rate risk. Our operations are significantly influenced by general economic conditions and by the related monetary and fiscal policies of the federal government. Deposit flows and the cost of funds are influenced by interest rates of competing investments and general market rates of interest. Lending activities are affected by the demand for loans, which in turn is affected by the interest rates at which such financing may be offered and by other factors affecting the availability of funds.
Our operations are substantially dependent on our net interest income, which is the difference between the interest income received from our interest-earning assets and the interest expense incurred in connection with our interest-bearing liabilities. To reduce exposure to interest rate fluctuations, we seek to manage the balances of our interest sensitive assets and liabilities, and maintain the maturity and repricing of these assets and liabilities at appropriate levels. A mismatch between the amount of rate sensitive assets and rate sensitive liabilities in any time period is referred to as a “gap”. Generally, if rate sensitive assets exceed rate sensitive liabilities, the net interest margin will be positively impacted during a rising rate environment and negatively impacted during a declining rate environment. When rate sensitive liabilities exceed rate sensitive assets, the net interest margin will generally be positively impacted during a declining rate environment and negatively impacted during a rising rate environment.
Increases in the level of interest rates may reduce the amount of loans originated by us, and, thus, the amount of loan and commitment fees, as well as the value of our investment securities and other interest-earning assets. Moreover, fluctuations in interest rates also can result in disintermediation, which is the flow of funds away from depository institutions into direct investments, such as corporate securities and other investment vehicles which, because of the absence of federal deposit insurance, generally pay higher rates of return than depository institutions.

We could experience loan losses which exceed our allowance for loan losses. The risk of credit losses on loans varies with, among other things, general economic conditions, the type of loan being made, the creditworthiness of the borrower, and, in the case of a collateralized loan, the value and marketability of the collateral. We maintain an allowance for loan losses based upon, among other things, historical experience, an evaluation of economic conditions and regular reviews of delinquencies and loan portfolio quality. Based upon such factors, we make various assumptions and determinations about the ultimate collectibility of our loan portfolio and provide an allowance for losses based upon a percentage of the outstanding balances and for specific loans where their collectibility is considered to be questionable.
As of December 31, 2005, our allowance for loan losses was approximately $3.3 million representing 1.01% of gross outstanding loans. Although we believe that this allowance is adequate, we can give no assurance that it will be sufficient to cover future loan losses. Although we use the best information available to make our determinations with respect to this allowance, future adjustments may be necessary if economic conditions change substantially from the assumptions used or if negative developments occur with respect to non-performing or performing loans. If our assumptions or conclusions prove to be incorrect and the allowance for loan losses is not adequate to absorb future losses, or if bank regulatory agencies require us to increase our allowance, our earnings and potentially even our capital could be significantly and adversely impacted.
We face strong competition which may adversely affect our operating results. In recent years, competition for bank customers, the source of deposits and loans, has greatly intensified. This competition includes:
•	larger national and regional banks in many of the communities we serve;

•	finance companies, investment banking and brokerage firms, and insurance companies that offer bank-like products;

•	credit unions, which can offer highly competitive rates on loans and deposits because they receive tax advantages not available to commercial banks; and

•	technology-based financial institutions including large national and super-regional banks offering on-line deposit, bill payment, and mortgage loan application services.
Some of the financial services organizations with which we compete are not subject to the same degree of regulation as is imposed on bank holding companies and federally insured financial institutions. As a result, these nonbank competitors have certain advantages over us in accessing funding and in providing various services.
By virtue of their larger capital, major banks have substantially larger lending limits then we have and can perform certain functions for their customers which we are not equipped to offer directly, such as trust and international services. Many of these also operate with “economies of scale” which result in lower operating costs than ours on a per loan or per asset basis.
Other existing single or multi-branch community banks, or new community bank start-ups, have marketing strategies similar to ours. These other community banks can open new branches in the communities we serve and compete directly for customers who want the high level of service community banks offer. Other community banks also compete for the same management personnel and the same potential acquisition and merger candidates. Ultimately, competition can drive down our interest margins and reduce our profitability, as well as make it more difficult to increase the size of our loan portfolio and deposit base. See ITEM 1. BUSINESS – General - Competition.
Our future growth may be hindered if we do not raise additional capital. Banks and bank holding companies are required to meet capital adequacy guidelines and maintain their capital to specified percentages of their assets. See ITEM 1. BUSINESS – Supervision and Regulation – Capital Standards. A failure to meet these guidelines will limit our ability to grow and could result in banking regulators requiring us to increase our capital or reduce our assets. Therefore, in order for us to continue to increase our assets and net income, we may be required from time to time to raise additional capital. We cannot assure that such capital will be available or, if it is, that it will be available on reasonable terms. Any such future capital raising may include the sale of additional securities, which could have a dilutive effect on the earnings per share and book value of per share for our stockholders prior to that offering. We have recently incurred long-term debt in order to maintain our capital adequacy and we may need to continue to do so in the future. Adequate funding sources for such borrowing may not be available in the future which would cause us to fall below the required capital ratios. In such an event, the FDIC could proceed with regulatory actions and Plumas Bank may be required to reduce its asset base in order to comply with the capital guidelines until such time as borrowings become available or an additional offering is successfully completed.
ITEM 1B. UNRESOLVED STAFF COMMENTS
No comments have been submitted to the registrant by the staff of the Securities Exchange Commission.
ITEM 2. PROPERTIES
Of the Company’s twelve depository branches, nine are owned and three are leased. In addition the Company owns two administrative facilities and leases one administrative lending office. The Company also owns property in Truckee, CA that is currently under construction.

Owned Properties

35 South Lindan Avenue Quincy, California (1)	32 Central Avenue Quincy, California (1)	336 West Main Street Quincy, California

120 North Pine Street Portola, California	121 Crescent Street Greenville, California	315 Birch Street Westwood, California (2)

43163 Highway 299E Fall River Mills, California	510 North Main Street Alturas, California	3000 Riverside Drive Susanville, California

255 Main Street Chester, California	8475 North Lake Boulevard Kings Beach, California	11638 Donner Pass Road Truckee, California (3)

Leased Properties

11429 Donner Pass Road Truckee, California	243 North Lake Boulevard Tahoe City, California	604 Main Street Loyalton, California

12219 Business Park Drive Truckee, California (1)

(1)	Non-branch administrative or credit administrative offices.

(2)	The Westwood branch is a mortgaged property with an outstanding balance of $72,000 at December 31, 2005.

(3)	New branch under construction, not currently in use.

(4)	Former branch office (from 2003 branch acquisition) not currently in use.

Total rental expenses under all leases, including premises, totaled $242,000, $264,000 and $179,000, in 2005, 2004 and 2003 respectively. The expiration dates of the leases vary, with the first such lease expiring during 2006 and the last such lease expiring during 2008. Future minimum lease payments in dollars are as follows:

Year Ending
December 31,

2006	$188,000
2007	127,000
2008	22,000

Total	$337,000

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
PART II
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
The Company’s common stock is quoted on the NASDAQ Capital Market under the ticker symbol “PLBC”. As of December 31, 2005, there were 4,976,654 shares of the Company’s stock outstanding held by approximately 1,900 shareholders of record as of the same date. The following table shows the high and low prices for the common stock, for each quarter as reported by Yahoo Finance.

		Closing Prices
Quarter	Dividends	High	Low

4th Quarter 2005	$0.11	$27.00	$20.77
3rd Quarter 2005	—	$26.07	$17.34
2nd Quarter 2005	$0.11	$21.33	$14.20
1st Quarter 2005	—	$15.67	$13.33

4th Quarter 2004	$0.09	$14.67	$13.00
3rd Quarter 2004	—	$13.33	$12.23
2nd Quarter 2004	$0.09	$13.27	$11.60
1st Quarter 2004	—	$13.40	$12.00

On August 17, 2005 the Company’s Board of Director approved a three-for-two stock split for shareholders of record at the close of business on September 2, 2005 and effective on September 16, 2005. All share and per share data in the consolidated financial statements have been retroactively adjusted to give effect to the stock split.
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
Securities Authorized for Issuance under Equity Compensation Plans. The following table sets forth securities authorized for issuance under equity compensation plans as for December 31, 2005.

Number of securities remaining
available for future issuance
	Number of securities to	Weighted-average	under equity compensation
	be issued upon exercise	exercise price of	plans (excluding securities
Plan Category	of outstanding options	outstanding options	reflected in column (a))
	(a)	(b)	(c)

Equity compensation plans approved by security holders	355,976	$10.90	617,781
Equity compensation plans not approved by security holders	None	Not Applicable	None

Total	355,976	$10.90	617,781

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

	At or for the year ended December 31,

	2005	2004	2003	2002	2001

	(dollars in thousands except per share information)
Statement of Income
Interest income	$25,497	$20,110	$18,549	$18,389	$19,149
Interest expense	4,793	2,914	3,013	4,038	6,373

Net interest income	20,704	17,196	15,536	14,351	12,776
Provision for loan losses	1,100	750	750	825	725
Noninterest income	4,653	4,784	3,639	3,278	2,854
Noninterest expense	17,129	15,583	13,126	11,604	10,480
Provision for income taxes	2,600	2,001	2,018	2,046	1,667

Net income	$4,528	$3,646	$3,281	$3,154	$2,758

Balance sheet (end of period)
Total assets	$472,803	$417,346	$390,262	$325,650	$275,090
Total loans	$321,646	$266,913	$217,957	$207,721	$183,676
Allowance for loan losses	$3,256	$2,722	$2,524	$2,431	$2,113
Total deposits	$426,560	$378,567	$355,842	$293,941	$252,206
Total shareholders’ equity	$31,137	$27,891	$25,749	$23,286	$20,617

Balance sheet (period average)
Total assets	$452,225	$409,335	$339,160	$294,708	$257,581
Total loans	$302,596	$233,759	$214,736	$197,900	$176,746
Total deposits	$403,818	$373,267	$304,840	$268,773	$235,840
Total shareholders’ equity	$29,548	$26,829	$24,558	$22,184	$19,423

Capital ratios
Leverage ratio	8.5%	7.6%	8.4%	8.8%	7.4%
Tier 1 risk-based capital	10.3%	10.1%	10.4%	11.8%	9.3%
Total risk-based capital	11.1%	10.9%	11.3%	12.8%	10.3%

Asset quality ratios
Nonperforming loans/total loans	0.52%	0.45%	0.40%	0.86%	0.71%
Nonperforming assets/total assets	0.36%	0.30%	0.22%	0.59%	0.52%
Allowance for loan losses/total loans	1.01%	1.03%	1.18%	1.19%	1.17%

Performance ratios
Return on average assets	1.00%	0.89%	0.97%	1.07%	1.07%
Return on average equity	15.2%	13.5%	13.3%	14.2%	14.2%
Net interest margin	5.06%	4.77%	5.20%	5.48%	5.57%
Loans to Deposits	75.4%	70.5%	61.3%	70.7%	72.8%
Efficiency ratio	67.6%	70.9%	68.5%	65.8%	67.1%

Per share information
Basic earnings	$0.92	$0.75	$0.68	$0.66	$0.58
Diluted earnings	$0.89	$0.73	$0.66	$0.64	$0.57
Cash dividends	$0.22	$0.19	$0.16	$0.18	$0.13
Dividend payout ratio	23.9%	25.1%	23.7%	27.3%	23.0%
Book value	$6.26	$5.69	$5.29	$4.84	$4.31
Common shares outstanding at period end	4,976,654	4,901,197	4,863,040	4,813,975	4,788,502

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
General
We are a bank holding company for Plumas Bank, a California state-chartered commercial bank. We derive our income primarily from interest received on real estate related, commercial and consumer loans and, to a lesser extent, interest on investment securities, fees received in connection with servicing deposit and loan customers and fees from the sale or referral of loans. Our major operating expenses are the interest we pay on deposits and borrowings and general operating expenses. We rely on locally-generated deposits to provide us with funds for making loans.
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
One of our strategic objectives is to expand our banking service activities in the Truckee/Tahoe region and the adjacent communities. Consistent with this objective, in late 2003 we opened a de novo branch in Tahoe City. Also in late 2003, we bought five branches located within our existing service area from another community bank. Of the five branches purchased, two were located in the Truckee/Tahoe region, specifically in the communities of Truckee and Kings Beach. This helped further strengthen our presence in this region.
During 2004 and 2005 we focused on migrating the liquidity generated from the 2003 branch purchases into higher-yielding loan balances.
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
We cannot provide you with any assurance that economic difficulties or other circumstances which would adversely affect our borrowers and their ability to repay outstanding loans will not occur which would be reflected in increased losses in our loan portfolio, which could result in actual losses that exceed reserves previously established.

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
Impairment of Core Deposit Intangible. The core deposit intangible represents the excess of the premiums paid over the fair value of the assets and liabilities acquired in the branch acquisitions. In accordance with Statement of Financial Accounting Standards (SFAS) No. 142, Goodwill and Other Intangible Assets and SFAS No. 144 Accounting for the Impairment or Disposal of Long-Lived Assets, the core deposit intangible will be amortized over its expected useful life and will be evaluated for impairment at least annually and whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If the fair value of the asset is determined to be less than the carrying amount, the core deposit intangible will be written down through a charge to operations.
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
In December 2004, the Financial Accounting Standards Board issued Statement Number 123 (revised 2004) (“FAS 123(R)”), Share-Based Payments. FAS 123(R) requires all entities to recognize compensation expense in an amount equal to the fair value of share-based payments such as stock options granted to employees. The Company has elected to apply FAS 123(R) on a modified prospective method. Under this method, the Company is required to record compensation expense (as previous awards continue to vest) for the unvested portion of previously granted awards that remain outstanding at the date of adoption. Management believes that the effect of FAS 123(R) will be consistent with its pro forma disclosures included in Note 2 to the Consolidated Financial Statements in Item 8 — Financial Statements and Supplementary Data. The fair value of each option is estimated on the date of grant using an option pricing model and amortized over the service period. Critical assumptions that affect the estimated fair value of each option include expected stock price volatility, dividend yields, option life and forfeiture rates and the risk-free interest rate.
The following discussion is designed to provide a better understanding of significant trends related to the Company’s financial condition, results of operations, liquidity, capital resources and interest rate sensitivity. It pertains to the Company’s financial condition, changes in financial condition and results of operations as of December 31, 2005 and 2004 and for each of the three years in the period ended December 31, 2005. The discussion should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto and the other financial information appearing elsewhere herein.
Overview
The Company’s net income increased $882,000, or 24.2%, to $4,528,000 for the year ended December 31, 2005 from $3,646,000 for the same period in 2004. Net income was $3,281,000 for the year ended December 31, 2003. The primary contributors to the increase in net income for 2005 were a $5.4 million increase in interest income largely offset by a $1.9 million increase in interest expense and a $1.5 million increase in non-interest expenses.
Total assets at December 31, 2005 increased $55 million, or 13%, to $473 million from $417 million at December 31, 2004. Growth in total assets was concentrated in the loan portfolio. The loan portfolio grew $55 million, or 21%, to $319 million during 2005. Growth in loans was funded by growth in deposits and declines in the investment portfolio. Deposits grew $48 million, or 13%, to $427 million at December 31, 2005 from $379 million at December 31, 2004 while investment securities decreased $15 million.
The return on average assets was 1.00% for 2005, up from 0.89% for 2004. The return on average equity was 15.2% for 2005, up from 13.5% for 2004. The Company reported its seventeenth consecutive year of earnings growth in 2005.
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

	Year ended December 31,

	2005			2004			2003

		Interest	Rates		Interest	Rates		Interest	Rates
	Average	income/	earned	Average	income/	earned	Average	income/	earned
	balance	expense	/ paid	balance	expense	/ paid	balance	expense	/ paid

	(dollars in thousands)
Assets
Federal funds sold	$5,930	$218	3.68%	$12,729	$163	1.28%	$11,276	$116	1.03%
Investment securities(1)	100,633	3,324	3.30	113,684	3,483	3.06	72,745	2,221	3.05
Total loans (2)(3)	302,596	21,955	7.26	233,759	16,464	7.04	214,736	16,212	7.55

Total earning assets	409,159	25,497	6.23%	360,172	20,110	5.58%	298,757	18,549	6.21%

Cash and due from banks	15,953			23,813			21,517
Other assets	27,357			25,551			19,077

Total assets	$452,469			$409,536			$339,351

Liabilities and shareholders’ equity
Interest bearing demand deposits	$48,577	196	0.40%	$44,244	58	0.13%	$35,668	79	0.22%
Money market deposits	64,025	747	1.17	65,026	490	0.75	58,814	498	0.85
Savings deposits	67,702	445	0.66	64,472	292	0.45	48,866	310	0.63
Time deposits	98,946	2,704	2.73	93,684	1,760	1.88	83,186	1,816	2.18
Federal funds purchased	6,921	210	3.03	—	—	—	1,028	10	0.97
Trust preferred securities	7,259	479	6.60	6,186	305	4.93	6,186	288	4.66
Other	245	12	4.90	215	9	4.19	189	12	6.35

Total interest bearing liabilities	293,675	4,793	1.63%	273,827	2,914	1.06%	233,937	3,013	1.29%

Noninterest bearing demand deposits	124,568			105,841			78,306
Other liabilities	4,434			2,838			2,359
Shareholders’ equity	29,792			27,030			24,749

Total liabilities and shareholders’ equity	$452,469			$409,536			$339,351

Net interest income		$20,704			$17,196			$15,536

Net interest spread (4)			4.60%			4.52%			4.92%
Net interest margin (5)			5.06%			4.77%			5.20%

(1)	Interest income is reflected on an actual basis and is not computed on a tax-equivalent basis.

(2)	Average nonaccrual loan balances of $1.3 million for 2005, $1.6 million for 2004 and $2.0 million for 2003 are included in average loan balances for computational purposes.

(3)	Loan origination fees and costs are included in interest income as adjustments of the loan yields over the life of the loan using the interest method. Loan interest income includes net loan costs of $21,000 for 2005 and net loan fees of $317,000 and $585,000 for 2004 and 2003, respectively.

(4)	Net interest spread represents the average yield earned on interest-earning assets less the average rate paid on interest-bearing liabilities.

(5)	Net interest margin is computed by dividing net interest income by total average earning assets.
The following table sets forth changes in interest income and interest expense, for the years indicated and the amount of change attributable to variances in volume, rates and the combination of volume and rates based on the relative changes of volume and rates:

	2005 compared to 2004				2004 compared to 2003
	Increase (decrease) due to change in:				Increase (decrease) due to change in:

	Average	Average			Average	Average
	Volume(1)	Rate(2)	Mix(3)	Total	Volume(1)	Rate(2)	Mix(3)	Total

				(dollars in thousands)
Interest-earning assets:
Federal funds sold	$(87)	$305	$(163)	$55	$15	$28	$4	$47
Investment securities	(400)	272	(31)	(159)	1,250	8	4	1,262
Loans	4,848	497	146	5,491	1,436	(1,088)	(96)	252

Total interest income	4,361	1,074	(48)	5,387	2,701	(1,052)	(88)	1,561

Interest-bearing liabilities:
Interest bearing demand deposits	6	120	12	138	19	(32)	(8)	(21)
Money market deposits	(8)	269	(4)	257	53	(55)	(6)	(8)
Savings deposits	15	132	6	153	99	(89)	(28)	(18)
Time deposits	99	800	45	944	229	(253)	(32)	(56)
Federal funds purchased	—	—	210	210	(10)	(10)	10	(10)
Trust preferred securities	53	103	18	174	—	17	—	17
Other borrowings	1	2	—	3	1	(4)	—	(3)

Total interest expense	166	1,426	287	1,879	391	(426)	(64)	(99)

Net interest income	$4,195	$(352)	$(335)	$3,508	$2,310	$(626)	$(24)	$1,660

(1)	The volume change in net interest income represents the change in average balance divided by the previous year’s rate.

(2)	The rate change in net interest income represents the change in rate divided by the previous year’s average balance.

(3)	The mix change in net interest income represents the change in average balance multiplied by the change in rate.
2005 compared to 2004. Net interest income before provision for loan losses is the difference between interest income and interest expense. Net interest income was $20.7 million for 2005, an increase of $3.5 million, or 20%, from $17.2 million for 2004. The increase in net interest income was attributed to volume increases in average loan balances and average yields on interest earning assets partially offset by increases in rates paid on deposits. The average loan balances were $302.6 million for 2005, up $68.8 million, or 29%, from the $233.8 million for 2004. The average yields on interest earning assets, which are a combination of loans, investments and federal funds sold, were 6.23% for 2005 up from 5.58% for 2004. Offsetting the benefits of the increased loan volume and higher yields was the impact of the rising interest rate environment which began in 2004 on interest bearing liabilities, especially on time deposits.
Interest expense increased $1.9 million, or 64%, to $4.1 million for 2005, up from $2.9 million for 2004. The increase in interest expense was primarily attributed to rate increases for all interest bearing deposits, with the largest increases in time deposits. The average rate paid on time deposits was 2.73% for 2005, up 85 basis points, or 45%, from the 1.88% paid for 2004.

Net interest margin is net interest income expressed as a percentage of average interest-earning assets. The net interest margin for 2005 increased 29 basis points to 5.06%, up from 4.77% for 2004.
2004 compared to 2003. Net interest income was $17.2 million for 2004, an increase of $1.7 million, or 11%, from $15.5 million for 2003. The increase in net interest income was attributed to volume increases in average loan and investment balances combined with declines in rates paid on deposits, partially offset by declines in loan yields and volume increases in average deposit balances due to the branch acquisition competed in 2003. The average loan balances were $233.8 million for 2004, up $19.0 million, or 9%, from the $214.7 million for 2003. The average investment balances were $113.7 million for 2004, up $40.9 million, or 56%, from the $72.7 million for 2003. Offsetting the benefits of the increased loan volume was the continuing impact of the falling interest rate environment which began in 2001. Although rates began to rise during the second half of 2004, the average loan yield was 7.04% for 2004, down 51 basis points, or 7%, from the 7.55% for 2003.
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
The net interest margin for 2004 declined 43 basis points to 4.77%, down from 5.20% for 2003. The adverse effects of the falling interest rate environment, which began in 2001, on the Company’s loan portfolio offset the positive affects of the increasing loan and investment balances and declining cost of funds and resulted in the decline in the net interest margin when comparing the periods of 2004 and 2003.
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
The Company recorded $1,100,000 in provision for loan losses for 2005 and $750,000 for both 2004 and 2003. Net charge-offs as a percentage of loans improved during 2005, declining to 0.18%, down 3 basis points, or 14%, from the 2004 level of 0.21%. Similarly, the static provision for loan losses in 2004 from 2003 was attributed to the general improvement in the overall credit quality of the loan portfolio. Net charge-offs as a percentage of loans improved during 2004, declining to 0.21%, down 9 basis points, or 30%, from the 2003 level of 0.30%. Based on information currently available, management believes that the allowance for loan losses is adequate to absorb potential risks in the portfolio. However, no assurance can be given that the Company may not sustain charge-offs which are in excess of the allowance in any given period. The Company’s loan portfolio composition and non-performing assets are further discussed under the financial condition section that begins on page 31.

Non-Interest Income
The following table sets forth the components of non-interest income for the years ended December 31, 2005, 2004 and 2003.

	Years Ended December 31,			Change during Year

	2005	2004	2003	2005	2004

	(dollars in thousands)
Service charges on deposit accounts	$3,038	$2,982	$1,988	$56	$994
Earnings on bank owned life insurance policies	355	415	313	(60)	102
Merchant processing	338	263	235	75	28
Investment services	189	175	134	14	41
Mortgage loan commission and servicing fees	171	184	272	(13)	(88)
Official check fees	118	62	58	56	4
Customer service fees	111	119	96	(8)	23
Federal Home Loan Bank dividends	82	50	22	32	28
Safe deposit box and night depository income	69	61	55	8	6
Printed check fee income	43	24	(19)	19	43
Other deposit account fees	45	33	20	12	13
(Loss) gain on sale of investment securities, net	(8)	235	328	(243)	(93)
Gain on sale of loans, net	45	94	67	(49)	27
Other income	57	87	70	(30)	17

Total non-interest income	$4,653	$4,784	$3,639	$(131)	$1,145

2005 compared to 2004. During 2005, total non-interest income decreased $131,000, or 3%, to $4.7 million, down from $4.8 million for 2004. The decrease in non-interest income was primarily the result of decreases in gains on sale of investments securities and loans and declines in earnings on bank owned life insurance policies slightly offset by increases in merchant processing fees and service charges on deposit accounts.
During 2005, the Federal Open Market Committee (the “FOMC”) increased the overnight borrowing rate eight times for a total of a 200 basis points causing the short-term rate environment to shift upward significantly, as a result opportunities to record gains on the sale of investment securities significantly diminished.
Earnings on bank-owned life insurance policies (“BOLI”) decreased $60,000, or 14%, as a result of declining yields. Although the short-term rate environment has moved upward in the past eighteen months, the Company’s yields on its holdings in BOLI have not yet benefited from this increasing rate environment. The book yields on BOLI averaged 4.1% during 2005 as compared to 5.1% during 2004.
Fee income on merchant processing services increased $75,000, or 29%, primarily as a result of an increased number of merchants serviced. The Company continued to increase the number of merchant processing vendors it services and as a result the fees generated from this service increased.
Lastly, as a result of increased volume, service charges on deposit accounts primarily in the area of ATM and debit card activity increased $56,000, or 1.5% to $3,038,000 for 2005 up from $2,982,000 for 2004.

2004 compared to 2003. During 2004, total non-interest income increased $1,145,000, or 31%, to $4.8 million, up from $3.6 million for 2003. The increase in non-interest income was primarily the result of increases in service charge revenue, increases in the cash surrender value of bank-owned life insurance policies (“BOLI”) slightly offset by declines in total gains recorded on the sale of investment securities and fewer commissions on mortgage loans processed.
A large portion of the growth in service charge revenue resulted from an increase in the Company’s overall number of fee generating accounts. As a result of the acquisition in mid-November 2003 of five branches from a competitor, the Company began servicing over 7,300 new deposit accounts. In addition, during April 2004 the Company implemented a new overdraft privilege program for select deposit relationships thereby increasing service charge revenue. Lastly, beginning in 2004 the Company separated fee income from expenses related to its outsourced ATM and debit card activity. Largely as a result of this change, service fee income related to ATM and debit cards increased $332,000 however, expenses related to these products recorded as outside service fees under non-interest expense increased by $173,000.
During the last half of 2003, the Company increased its holding in BOLI by $3.2 million to provide additional coverage for an executive officer of the Company. As a result, during 2004 the Company realized a full year’s tax-exempt earnings from these policies as opposed to only half a year in 2003.
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
Non-Interest Expense
The following table sets forth the components of other non-interest expense for the years ended December 31, 2005, 2004 and 2003.

	Years Ended December 31,			Change during Year

	2005	2004	2003	2005	2004

		(dollars in thousands)
Salaries and employee benefits	$9,514	$8,831	$7,442	$683	$1,389
Occupancy and equipment	3,070	2,713	2,343	357	370
Professional fees	865	596	392	269	204
Business development	494	389	357	105	32
Advertising and promotion	467	350	288	117	62
Telephone and data communications	366	346	357	20	(11)
Armored car and courier	337	371	342	(34)	29
Stationery and supplies	336	292	349	44	(57)
Core deposit intangible	301	299	161	2	138
Director compensation and Retirement	288	284	196	4	88
Outside service fees	280	236	201	44	35
Postage	258	261	253	(3)	8
Insurance	206	236	164	(30)	72
Loan expenses	114	191	170	(77)	21
Other operating expense	233	188	111	45	77

Total non-interest expense	$17,129	$15,583	$13,126	$1,546	$2,457

2005 compared to 2004. During 2005, non-interest expense increased $1.5 million, or 10%, to $17.1 million, up from $15.6 million for 2004. The increase in non-interest expense was primarily the result of increases in salaries and employee benefits, occupancy and equipment and professional fees.
During 2005 salaries and employee benefits increased $683,000, or 8%, due primarily to the staffing additions related to the full years operations of the Bank’s three new branch offices, expansion of the Company’s dealer loan unit and other centralized lending functions, branch administration and marketing and other staffing additions to manage the overall growth of the Company. Higher salary and employee costs were somewhat offset by the deferral of salary costs related to increased loan origination activities.
Occupancy and equipment expense increased $357,000, or 13%, over the prior year primarily as a result of additional amortization expenses related to software upgrades including item processing and data transmission software developed to comply with new “Check 21” requirements. Check 21 is a federal law that is designed to enable banks to handle checks electronically, which should make check processing faster and more efficient. Additionally, amortization expenses on software increased as a result of upgrades to the Company’s core data system, credit services systems, regulatory compliance systems, teller systems, communication systems and security systems.
Professional fees increased $269,000, or 45%, over the prior year primarily as a result of consulting projects related to an evaluation of the Company’s risk management environment, a management training program and costs incurred by the Company to comply with the new Sarbanes-Oxley reporting requirements.
2004 compared to 2003. During 2004, non-interest expense increased $2.5 million, or 19%, to $15.6 million, up from $13.1 million for 2003. The increase in non-interest expense was primarily the result of increases in salaries and employee benefits, occupancy and equipment, professional fees and deposit premium amortization.
During 2004, salaries and employee benefits increased $1.4 million, or 19%, due primarily to the staffing additions related to the full year’s operation of the Bank’s three new branch offices that were acquired, expansion of the Company’s centralized lending function, staffing additions to manage the overall growth of the Company and increased employee benefit costs related to health-care and the Company’s salary continuation plans.
Occupancy and equipment expense increased $370,000, or 16%, over the prior year primarily as a result of additional depreciation and operating costs associated with the three new branches. These new branches began serving the communities of Tahoe City, Kings Beach and Loyalton in November 2003. Other increases in occupancy and equipment relate to depreciation on capitalized upgrades to the Company’s network systems.
Professional fees increased $204,000, or 52%, from 2003 to 2004. The increases in professional fees related primarily to several consulting projects conducted in 2004. These projects included an operational and efficiency review of the lending function, development of a plan to enhance the customer relationship management (CRM) process and development and implementation of the new overdraft privilege program.
Lastly, core deposit intangible amortization increased $138,000, or 86%, over the prior year as a result of additional premium amortization related to $45.5 million of deposits purchased in November 2003.
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

The Company’s largest historical lending categories are real estate mortgage loans, commercial loans and consumer loans. These categories accounted for approximately 34.4%, 13.1% and 25.3%, respectively of the Company’s total loan portfolio at December 31, 2005, and approximately 38.3%, 16.0% and 22.1%, respectively of the Company’s total loan portfolio at December 31, 2004. In addition, the Company’s real estate-related loans, including real estate mortgage loans, real estate construction loans, consumer equity lines of credit, and agricultural loans secured by real estate comprised 66.3% of the total loan portfolio at December 31, 2005. Moreover, the business activities of the Company currently are focused in the California counties of Plumas, Nevada, Placer, Lassen, Modoc, Shasta, and Sierra. Consequently, the results of operations and financial condition of the Company are dependent upon the general trends in these California economies and, in particular, the residential and commercial real estate markets. In addition, the concentration of the Company’s operations in these areas of California exposes it to greater risk than other banking companies with a wider geographic base in the event of catastrophes, such as earthquakes, fires and floods in these regions in California.
The rates of interest charged on variable rate loans are set at specific increments in relation to the Company’s published lending rate and vary as the Company’s lending rate changes. At December 31, 2005 and 2004, approximately 74% and 73%, respectively, of the Company’s loan portfolio was compromised of variable rate loans. While real estate mortgage, commercial and consumer lending remain the foundation of the Company’s historical loan mix, some changes in the mix have occurred due to the changing economic environment and the resulting change in demand for certain loan types. In addition, the Company remains committed to the agricultural industry in Northeastern California and will continue to pursue high quality agricultural loans as an important component of its overall loan portfolio. Agricultural loans include both commercial and commercial real estate loans. The Company’s agricultural loan balances remained unchanged and were $31 million at both December 31, 2005 and 2004.
The following table sets forth the amounts of loans outstanding by category as of the dates indicated.

	At December 31,

	2005	2004	2003	2002	2001

	(dollars in thousands)
Real estate – mortgage	$110,686	$102,125	$67,532	$66,039	$50,865
Real estate – construction	56,370	31,964	26,194	15,175	13,705
Commercial	42,252	42,689	51,073	52,432	49,910
Consumer	81,320	59,068	46,621	48,465	47,280
Agriculture	31,018	31,067	26,537	25,610	21,916

Total loans	321,646	266,913	217,957	207,721	183,676
Less:
Deferred (costs) fees	(766)	260	530	601	748
Allowance for loan losses	3,256	2,762	2,564	2,471	2,153

Net loans	$319,156	$263,891	$214,863	$204,649	$180,775

The following table sets forth the maturity/repricing of gross loan categories as of December 31, 2005. Also provided with respect to such loans are the amounts due after one year, classified according to sensitivity to changes in interest rates:

	Within	After One	After
	One Year	Through Five Years	Five Years	Total

	(dollars in thousands)
Real estate – mortgage	$47,015	$51,116	$12,555	$110,686
Real estate – construction	45,605	9,600	1,165	56,370
Commercial	30,247	11,211	794	42,252
Consumer	35,713	23,123	22,484	81,320
Agriculture	18,850	11,755	413	31,018

Total	$177,430	$106,805	$37,411	$321,646

Loans maturing after one year with:
Fixed interest rates		$35,214	$36,468	$71,682
Variable interest rates		71,591	943	72,534

Total		$106,805	$37,411	$144,216

Analysis of Asset Quality and Allowance for Loan Losses. The Company attempts to minimize credit risk through its underwriting and credit review policies. The Company’s credit review process includes internally prepared credit reviews as well as contracting with an outside firm to conduct periodic credit reviews. The Company’s management and lending officers evaluate the loss exposure of classified and impaired loans on a bi-weekly basis, or more frequently as loan conditions change. The Board of Directors, through the loan committee, reviews the asset quality of new and criticized loans on a monthly basis and reports the findings to the full Board of Directors. In management’s opinion, this loan review system facilitates the early identification of potential criticized loans.
Net charge-offs during the year ended December 31, 2005 totaled $566,000, or 0.18% of total loans, compared to $552,000, or 0.21% of total loans, for the comparable period in 2004 and $657,000, or 0.30% of total loans for the comparable period of 2004. The allowance for loan losses stood at 1.01% of total loans as of December 31, 2005, versus 1.03% of total loans as of December 31, 2004.
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
The Company’s methodology for assessing the adequacy of the allowance for loan losses consists of several key elements, which include but are not limited to:
•	specific allocation for problem graded loans (“classified loans”),

•	general or formula allocation,

•	and discretionary allocation based on loan portfolio segmentation.
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

	At December 31,

	2005	2004	2003	2002	2001

	(dollars in thousands)
Balance at beginning of period	$2,722	$2,524	$2,431	$2,113	$1,848

Charge-offs:
Commercial and agricultural	297	103	295	195	215
Real estate mortgage	—	—	26	13	—
Real estate construction	—	—	6	—	—
Consumer	442	600	520	393	345

Total charge-offs	739	703	847	601	560

Recoveries:
Commercial and agricultural	21	15	45	21	15
Real estate mortgage	—	—	—	—	—
Real estate construction	—	—	—	—	—
Consumer	152	136	145	73	85

Total recoveries	173	151	190	94	100

Net charge-offs	566	552	657	507	460
Provision for loan losses	1,100	750	750	825	725

Balance at end of period	$3,256	$2,722	$2,524	$2,431	$2,113

Net charge-offs during the period to average loans	0.19%	0.24%	0.31%	0.26%	0.26%
Allowance for loan losses to total loans	1.01%	1.03%	1.18%	1.19%	1.17%
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
Impaired loans are measured based on the present value of the expected future cash flows discounted at the loan’s effective interest rate or the fair value of the collateral if the loan is collateral dependent. The amount of impaired loans is not directly comparable to the amount of nonperforming loans disclosed later in this section. The primary difference between impaired loans and nonperforming loans is that impaired loan recognition considers not only loans 90 days or more past due, restructured loans and nonaccrual loans but also may include problem loans other than delinquent loans.
The following table sets forth the amount of the Company’s nonperforming assets as of the dates indicated. None of the Company’s loans were troubled debt restructurings.

	At December 31,

	2005	2004	2003	2002	2001

	(dollars in thousands)
Nonaccrual loans	$1,661	$1,171	$847	$1,711	$1,203
Loans past due 90 days or more and still accruing	—	36	29	75	98

Total nonperforming loans	1,661	1,207	876	1,786	1,301
Other real estate owned	—	—	—	125	122
Other vehicles owned	40	33	—	—	—

Total nonperforming assets	$1,701	$1,240	$876	$1,911	$1,423

Interest income forgone on nonaccrual loans	$39	$25	$51	$148	$72
Interest income recorded on a cash basis on nonaccrual loans	$16	$63	$143	$29	$1
Nonperforming loans to total loans	0.52%	0.45%	0.40%	0.86%	0.71%
Nonperforming assets to total assets	0.36%	0.30%	0.22%	0.59%	0.52%
Allowance for loan losses to nonperforming loans	196%	229%	293%	138%	165%
At December 31, 2005 and 2004, the Company’s recorded investment in loans for which impairment has been recognized totaled $1.7 million and $1.2 million, respectively. The specific allowance for loan losses related to impaired loans was $137,000 and $121,000 at December 31, 2005 and 2004, respectively. The average recorded investment in impaired loans was $1.2 million, $1.6 million and $2.0 million during the years ended December 31, 2005, 2004 and 2003, respectively. In most cases, the Company uses the cash basis method of income recognition for impaired loans. For the years ended December 31, 2005, 2004 and 2003, the Company recognized $16,000, $63,000 and $143,000, respectively, of income on such loans.
It is the policy of management to make additions to the allowance for loan losses so that it remains adequate to absorb the inherent risk of loss in the portfolio. Management believes that the allowance at December 31, 2004 is adequate. However, the determination of the amount of the allowance is judgmental and subject to economic conditions which cannot be predicted with certainty. Accordingly, the Company cannot predict whether charge-offs of loans in excess of the allowance may occur in future periods.
Investment Portfolio and Federal Funds Sold. Total investment securities and Federal funds sold decreased $8.1 million, or 7%, to $105.2 million as of December 31, 2005, down from $113.3 million at December 31, 2004. The slight decline in these balances in 2005 directly relates to our planned migration of assets, acquired from the 2003 branch and deposit purchase, from the investment securities portfolio to the loan portfolio. In late 2003, when the Company initially received funds for assuming the deposit liabilities of the acquired branches, these funds were directed into shorter-term investment securities.

However, over time we have transitioned a significant portion of these assets into higher-yielding loan balances.
The composition of the portfolio as of the end of 2005 was fairly consistent with the composition of the portfolio as of the end of 2004. The investment portfolio balances in U.S. Treasuries, U.S. Government agencies, corporate debt securities and municipal obligations comprised 10%, 66%, 10% and 14%, respectively, at December 31, 2005 versus 9%, 69%, 9% and 13%, respectively, at December 31, 2004. Two trends that continue in the investment portfolio are the growth in holdings of mortgage-backed securities and tax-exempt municipal securities.
During 2003, the Company began investing in mortgage-backed securities of U.S. Government agencies to increase interest income and provide cash flows for liquidity and reinvestment opportunities. At December 31, 2005, total balances in these mortgage-backed securities amounted to $21 million. Although these pass-through securities typically have final maturities of between ten and fifteen years, the pass-through nature of the monthly principal and interest payments is expected to significantly reduce the average life of these securities.
Lastly, the Company has continued to expand its holdings in longer-term municipal securities. In addition to providing diversified investment holdings, these securities provide attractive tax equivalent yields for the Company. Since the majority of the interest earnings on these securities are not taxable for Federal purposes, the growth in municipal securities has resulted in significantly lowering the effective tax rate of the Company.
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
The following tables summarize the values of the Company’s investment securities held on the dates indicated:

	December 31,

	2005	2004	2003

Available-for-sale (fair value)	(dollars in thousands)
U.S. Treasuries	$9,823	$10,055	$11,907
U.S. Government agencies	43,756	57,083	70,442
Corporate debt securities	9,231	9,501	10,983
U.S. Government agency mortgage-backed securities	20,951	20,640	12,832

Total	$83,761	$97,279	$106,164

	December 31,

	2005	2004	2003

Held-to-maturity (amortized cost)	(dollars in thousands)
U.S. Government agencies	$6	$507	$512
Corporate debt securities	—	500	1,502
Municipal obligations	14,077	14,966	7,705

Total	$14,083	$15,973	$9,719

The following table summarizes the maturities of the Company’s securities at their carrying value and their weighted average yields at December 31, 2005. Yields on tax-exempt municipal obligations have been computed using a cost of funds rate of 0.71%.

(dollars in thousands)	Within One Year		One to Five Years		Five to Ten Years		Over Ten Years		Total
Available-for-sale
(Fair Value)	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield

U.S. Treasuries	$4,527	2.18%	$5,296	2.91%	$—	—%	$—	—%	$9,823	2.58%
U.S. Government agencies	13,882	2.42%	29,874	3.15%	—	—%	—	—%	43,756	2.92%
Corporate debt securities	1,348	2.55%	7,883	3.36%	—	—%	—	—%	9,231	3.25%
U.S. Government agency mortgage-backed securities	—	—%	5,084	3.54%	7,085	3.92%	8,782	4.79%	20,951	4.19%

Total	$19,757	2.38%	$48,137	3.20%	$7,085	3.92%	$8,782	4.79%	$83,761	3.23%

Held-to-maturity (Amortized Cost)
U.S. Government agencies	$—	—%	$6	7.63%	$—	—%	$—	—%	$6	7.63%
Municipal obligations	85	6.06%	1,579	5.78%	6,193	5.34%	6,220	5.95%	14,077	5.66%

Total	$85	6.06%	$1,585	5.79%	$6,193	5.34%	$6,220	5.95%	$14,083	5.67%

Deposits. Total deposits were $426.6 million as of December 31, 2005, an increase of $48 million, or 13%, from the December 31, 2004 balance of $378.6 million. The Company continues to manage the mix of its deposits consistent with its identity as a community bank serving the financial needs of its customers. As of December 31, 2005, non-interest bearing demand deposits and interest checking deposits increased to 46.8% of total deposits versus 40.7% at December 31, 2004. Money market and savings deposits decreased to 30.0% of total deposits as of December 31, 2005 compared to 34.3% as of December 31, 2004. Time deposits decreased to 23.2% of total deposits as of December 31, 2005 compared to 25.0% at December 31, 2004.
Deposits represent the Bank’s primary source of funds. Deposits are primarily core deposits in that they are demand, savings and time deposits generated from local businesses and individuals. These sources are considered to be relatively stable, long-term relationships thereby enhancing steady growth of the deposit base without major fluctuations in overall deposit balances. The Company experiences to a small degree some seasonality with the slower growth period between November through April, and the higher growth period from May through October. In order to assist in meeting any funding demands, the Company maintains unsecured borrowing arrangements with several correspondent banks in addition to a secured borrowing arrangement with the Federal Home Loan Bank for longer more permanent funding needs. The Company does not accept brokered deposits.
The following chart sets forth the distribution of the Company’s average daily deposits for the periods indicated.

	2005		2004		2003

	Average		Average		Average
	Balance	Rate %	Balance	Rate %	Balance	Rate %

	(dollars in thousands)
Non-interest-bearing deposits	$124,568		$105,841		$78,301

Interest-bearing deposits:
NOW accounts	48,577	0.40%	44,244	0.13%	35,668	0.22%
Money market accounts	64,025	1.17%	65,026	0.75%	58,814	0.85%
Savings	67,702	0.66%	64,472	0.45%	48,866	0.63%
Time deposits	93,946	2.73%	93,684	1.88%	83,186	2.18%

Total interest bearing deposits	274,250	1.49%	267,426	0.97%	226,534	1.19%

Total deposits	$398,818	1.03%	$373,267	0.70%	$304,835	0.89%

The Company’s time deposits of $100,000 or more had the following schedule of maturities at December 31, 2005:

Amount
(dollars in thousands)
Remaining Maturity:
Three months or less	$14,285
Over three months to six months	5,944
Over six months to 12 months	5,759
Over 12 months	6,587

Total	$32,575

Time deposits of $100,000 or more are generally from the Company’s local business and individual customer base. The potential impact on the Company’s liquidity from the withdrawal of these deposits is discussed in the Company’s asset and liability management committee, and is considered to be minimal.

Capital Resources
Shareholders’ Equity. Shareholders’ equity as of December 31, 2005 increased $3.2 million, or 12%, to $31.1 million from $27.9 million as of December 31, 2004. This increase was due to the retention of current period earnings of $4.5 million and, to a lesser extent, the net funds received from key employees and directors exercising their stock options totaling $407,000. Partially offsetting these increases were two cash dividends totaling $1.1 million paid during 2005 and a decrease in the unrealized gains on available-for-sale investment securities of $599,000.
Capital Standards. At December 31, 2005, the Company’s capital ratios increased slightly. This increase was primarily attributed to the issuance in September of 2005 of an additional $4.1 million of trust preferred securities to accommodate the Company’s plans for continued growth.
The Company uses a variety of measures to evaluate its capital adequacy, with risk-based capital ratios calculated separately for the Company and the Bank. Management reviews these capital measurements on a monthly basis and takes appropriate action to ensure that they are within established internal and external guidelines. The Company’s current capital position exceeds minimum thresholds established by industry regulators, and by current regulatory definitions the Bank is well capitalized, the highest rating of the categories defined under Federal Deposit Insurance Corporation Improvement Act (FDICIA) of 1991. The FDIC has promulgated risk-based capital guidelines for all state non-member banks such as the Bank. These guidelines establish a risk-adjusted ratio relating capital to different categories of assets and off balance sheet exposures. There are two categories of capital under the guidelines: Tier 1 capital includes common stockholders’ equity, and qualifying trust-preferred securities (including notes payable to unconsolidated special purpose entities that issue trust-preferred securities), less goodwill and certain other deductions, notably the unrealized net gains or losses (after tax adjustments) on available for sale investment securities carried at fair market value; Tier 2 capital can include qualifying subordinated debt and the allowance for loan and lease losses, subject to certain limitations.
As noted previously, the Company’s junior subordinated debentures represent borrowings from its unconsolidated subsidiaries that have issued an aggregate $10 million in trust-preferred securities. These debentures currently qualify for inclusion as Tier 1 capital for regulatory purposes as they do not exceed 25% of total Tier 1 capital, but are classified as long-term debt in accordance with generally accepted accounting principles. On March 1, 2005, the Federal Reserve Board adopted a final rule that allows the continued inclusion of trust-preferred securities (and/or related subordinated debentures) in the Tier I capital of bank holding companies. However, under the final rule, after a five-year transition period goodwill must be deducted from Tier I capital prior to calculating the 25% limitation. Generally, the amount of junior subordinated debentures in excess of the 25% Tier 1 limitation is included in Tier 2 capital.
The following tables present the capital ratios for the Company and the Bank compared to the standards for bank holding companies and the regulatory minimum requirements for depository institutions as of December 31, 2005 (amounts in thousands except percentage amounts).

	December 31, 2005		December 31,2004
	Amount	Ratio	Amount	Ratio

Tier 1 Leverage Ratio
Plumas Bancorp and Subsidiary	$40,589	8.5%	$32,444	7.6%
Minimum regulatory requirement	19,103	4.0%	17,120	4.0%
Plumas Bank	37,611	7.8%	31,982	7.5%
Minimum requirement for “Well-Capitalized” institution	24,060	5.0%	21,400	5.0%
Minimum regulatory requirement	19,248	4.0%	17,120	4.0%

Tier 1 Risk-Based Capital Ratio
Plumas Bancorp and Subsidiary	40,589	10.3%	32,444	10.1%
Minimum regulatory requirement	15,780	4.0%	12,858	4.0%
Plumas Bank	37,611	9.6%	31,982	10.0%
Minimum requirement for “Well-Capitalized” institution	23,635	6.0%	19,262	6.0%
Minimum regulatory requirement	15,757	4.0%	12,841	4.0%

	December 31, 2005		December 31,2004
	Amount	Ratio	Amount	Ratio

Total Risk-Based Capital Ratio
Plumas Bancorp and Subsidiary	43,845	11.1%	35,206	10.9%
Minimum regulatory requirement	31,560	8.0%	25,715	8.0%
Plumas Bank	40,867	10.4%	34,744	10.8%
Minimum requirement for “Well-Capitalized” institution	39,392	10.0%	32,103	10.0%
Minimum regulatory requirement	31,514	8.0%	25,682	8.0%
The current and projected capital positions of the Company and the Bank and the impact of capital plans and long-term strategies are reviewed regularly by management. The Company policy is to maintain the Bank’s ratios above the prescribed well-capitalized leverage, Tier 1 risk-based and total risk-based capital ratios of 5%, 6% and 10%, respectively, at all times.
Off-Balance Sheet Arrangements
Loan Commitments. In the normal course of business, there are various commitments outstanding to extend credits that are not reflected in the financial statements. Commitments to extend credit and letters of credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Annual review of commercial credit lines, letters of credit and ongoing monitoring of outstanding balances reduces the risk of loss associated with these commitments. As of December 31, 2005, the Company had $107.5 million in unfunded loan commitments and $1.2 million in letters of credit. Of the $107.5 million in unfunded loan commitments, $72.7 million and $34.8 million represented commitments to commercial and consumer customers, respectively. Of the total unfunded commitments at December 31, 2005, $69.2 million were secured by real estate, of which $42.4 million was secured by commercial real estate and $26.8 million was secured by residential real estate in the form of equity lines of credit. The commercial loan commitments not secured by real estate primarily represent business lines of credit, while the consumer loan commitments not secured by real estate primarily represent revolving credit card lines. Since, some of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessary represent future cash requirements.
Operating Leases. The Company leases three depository branches as well as one administrative lending office and five automated teller machine locations used in the normal course of business throughout six counties in the Company’s service area.
Total rental expenses under all operating leases, including premises, totaled $242,000, $264,000 and $179,000, in 2005, 2004 and 2003 respectively. The expiration dates of the leases vary, with the first such lease expiring during 2006 and the last such lease expiring during 2008.
Contractual Obligations and Commitments
The Company’s contractual obligations and commitments are comprised of the junior subordinated deferrable interest debentures and operating lease obligations and a mortgage for various banking facilities. As of December 31, 2005, future contractual obligations of the Company are as follows:

	Contractual Obligations Due by Period

(dollars in thousands)	Total	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years

Long-term debt obligations:
Junior subordinated deferrable Interest debentures	$10,310	$—	$—	$—	$10,310
Operating lease obligations	337	188	149	—	—
Other long-term liabilities:
Salary continuation	2,626	8	18	21	2,040
Branch mortgage	72	9	20	23	20

Total contractual liabilities	$13,345	$205	$187	$44	$12,370

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
The Company has unsecured short-term borrowing agreements with two of its correspondent banks in the amounts of $10 million and $5 million. In addition, the Company can borrow up to $77.5 million from the Federal Home Loan Bank secured by commercial and residential mortgage loans. There were no borrowings outstanding at December 31, 2005 and 2003, but there was a $1 million short-term borrowing outstanding at December 31, 2004.
Customer deposits are the Company’s primary source of funds. Deposits totaled $426.6 million at December 31, 2005, an increase of $48.0 million, or 12%, from the December 31, 2004 balance of $378.6 million. Those funds are held in various forms with varying maturities. The Company does not accept brokered deposits. The Company’s securities portfolio, Federal funds sold, and cash and due from banks serve as the primary sources of liquidity, providing adequate funding for loans during periods of high loan demand. During periods of decreased lending, funds obtained from the maturing or sale of investments, loan payments, and new deposits are invested in short-term earning assets, such as Federal funds sold and investment securities, to serve as a source of funding for future loan growth. Management believes that the Company’s available sources of funds, including short-term borrowings, will provide adequate liquidity for its operations in the foreseeable future.
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
Net Interest Income Simulation. In order to measure interest rate risk at December 31, 2005, the Company used a simulation model to project changes in net interest income that result from forecasted changes in interest rates. This analysis which is performed quarterly by management, calculates the difference between net interest income forecasted using a rising and falling interest rate scenario and net interest income forecast using a base market interest rate derived from the current treasury yield curve. The income simulation model includes various assumptions regarding the repricing relationships for each of the Company’s products. Many of the Company’s assets are floating rate loans, which are assumed to reprice immediately and to the same extent as the change in market rates according to their contracted index. Some loans and investment vehicles include the opportunity of prepayment (imbedded options) and accordingly the simulation model uses national indexes to estimate these prepayments and reinvest their proceeds at current yields. The Company’s non-term deposit products reprice more slowly, usually changing less than the change in market rates and at the discretion of the Company.
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
The following table reflects the Company’s projected net interest income sensitivity analysis based on year-end data:

	December 31, 2005		December 31, 2004
	Adjusted Net	Percent	Adjusted Net	Percent
	Interest Income	Change	Interest Income	Change
Change in Rates	(in thousands)	From Base	(in thousands)	From Base

Up 300 basis points	$27,408	18.1%	$25,844	24.0%
Up 200 basis points	25,965	11.9%	24,032	15.3%
Up 100 basis points	24,568	5.9%	22,304	7.0%
Base scenario	23,206	—%	20,836	—%
Down 100 basis points	21,855	-5.8%	20,221	-2.9%
Down 200 basis points	20,536	-11.5%	19,074	-8.5%
Down 300 basis points	19,233	-17.1%	17,682	-15.1%
For the rising and falling interest rate scenarios, the base market interest rate forecast was increased or decreased, on an instantaneous and sustained basis, by 100, 200 and 300 basis points. At December 31, 2005, the Company’s net interest income exposure related to these hypothetical changes in market interest rate was within the current guidelines established by the Company.

Unaudited Quarterly Statement of Operations Data

	Q4	Q3	Q2	Q1	Q4	Q3	Q2	Q1
	2005	2005	2005	2005	2004	2004	2004	2004

	(dollars in thousands)
Net interest income	$5,541	$5,399	$5,027	$4,737	$4,689	$4,414	$4,040	$4,019
Provision for loan losses	200	300	300	300	150	300	150	150
Non-interest income	1,235	1,199	1,110	1,109	1,172	1,274	1,342	1,030
Non-interest expense	4,496	4,307	4,125	4,201	3,989	3,920	3,913	3,761

Income before income taxes	2,080	1,991	1,712	1,345	1,722	1,468	1,319	1,138
Income taxes	780	743	629	448	583	537	469	412

Net income	$1,300	$1,248	$1,083	$897	$1,139	$931	$850	$726

Per share:
Basic earnings per share	$0.26	$0.25	$0.22	$0.19	$0.23	$0.19	$0.17	$0.16
Diluted earnings per share	$0.25	$0.24	$0.22	$0.18	$0.23	$0.19	$0.16	$0.15
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
The following consolidated financial statements of Plumas Bancorp and subsidiary, and independent auditor’s report included in the Annual Report of Plumas Bancorp to its shareholders for the years ended December 31, 2005, 2004 and 2003.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Shareholders and
Board of Directors
Plumas Bancorp
     We have audited the accompanying consolidated balance sheet of Plumas Bancorp and subsidiary as of December 31, 2005 and 2004 and the related consolidated statements of income, changes in shareholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2005. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
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
     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Plumas Bancorp and subsidiary as of December 31, 2005 and 2004 and the consolidated results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2005, in conformity with accounting principles generally accepted in the United States of America.
     We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Plumas Bancorp and subsidiary’s internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 3, 2006 expressed an unqualified opinion on management’s assessment of the effectiveness of Plumas Bancorp’s internal control over financial reporting and an unqualified opinion on the effectiveness of Plumas Bancorp’s internal control over financial reporting.
/s/ PERRY-SMITH LLP
Sacramento, California
March 3, 2006

PLUMAS BANCORP AND SUBSIDIARY
CONSOLIDATED BALANCE SHEET
December 31, 2005 and 2004

	2005	2004
ASSETS
Cash and due from banks	$17,271,000	$11,444,000
Federal funds sold	7,325,000

Cash and cash equivalents	24,596,000	11,444,000

Investment securities (Notes 3 and 7)	97,844,000	113,252,000
Loans, less allowance for loan losses of $3,256,000 in 2005 and $2,722,000 in 2004 (Notes 4, 7, 9 and 13)	319,156,000	263,931,000
Premises and equipment, net (Note 5)	11,404,000	9,793,000
Intangible assets, net (Note 17)	1,638,000	1,939,000
Bank owned life insurance (Note 14)	8,930,000	8,362,000
Accrued interest receivable and other assets (Note 12)	9,235,000	8,665,000

Total assets	$472,803,000	$417,386,000

LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits:
Non-interest bearing	$129,734,000	$108,556,000
Interest bearing (Note 6)	296,826,000	270,011,000

Total deposits	426,560,000	378,567,000

Federal funds purchased (Note 7)	—	1,035,000
Accrued interest payable and other liabilities	4,796,000	3,707,000
Junior subordinated deferrable interest debentures (Note 8)	10,310,000	6,186,000

Total liabilities	441,666,000	389,495,000

Commitments and contingencies (Note 9)

Shareholders’ equity (Note 10):
Serial preferred stock — no par value; 10,000,000 shares authorized; none issued	—	—
Common stock — no par value; 22,500,000 shares authorized; issued and outstanding – 4,976,654 shares in 2005 and 4,901,197 shares in 2004	4,412,000	4,013,000
Retained earnings	27,816,000	24,370,000
Accumulated other comprehensive loss (Notes 3 and 15)	(1,091,000)	(492,000)

Total shareholders’ equity	31,137,000	27,891,000

Total liabilities and shareholders’ equity	$472,803,000	$417,386,000

The accompanying notes are an integral
part of these consolidated financial statements.

PLUMAS BANCORP AND SUBSIDIARY
CONSOLIDATED STATEMENT OF INCOME
For the Years Ended December 31, 2005, 2004 and 2003

	2005	2004	2003
Interest income:
Interest and fees on loans	$21,955,000	$16,464,000	$16,212,000
Interest on investment securities:
Taxable	2,787,000	3,044,000	2,074,000
Exempt from Federal income taxes	537,000	439,000	147,000
Interest on Federal funds sold	218,000	163,000	116,000

Total interest income	25,497,000	20,110,000	18,549,000

Interest expense:
Interest on deposits (Note 6)	4,092,000	2,600,000	2,703,000
Interest on short-term borrowings (Note 7)	222,000	9,000	22,000
Interest on junior subordinated deferrable interest debentures (Note 8)	479,000	305,000	288,000

Total interest expense	4,793,000	2,914,000	3,013,000

Net interest income before provision for loan losses	20,704,000	17,196,000	15,536,000

Provision for loan losses (Note 4)	1,100,000	750,000	750,000

Net interest income after provision for loan losses	19,604,000	16,446,000	14,786,000

Non-interest income:
Service charges	3,038,000	2,982,000	1,988,000
Gain on sale of loans	45,000	94,000	67,000
(Loss) gain on sale of available-for- sale investment securities, net (Notes 3 and 15)	(8,000)	235,000	328,000
Earnings on Bank owned life insurance policies (Note 14)	355,000	415,000	313,0000
Other	1,223,000	1,058,000	943,000

Total non-interest income	4,653,000	4,784,000	3,639,000

(Continued)

PLUMAS BANCORP AND SUBSIDIARY
CONSOLIDATED STATEMENT OF INCOME
(Continued)
For the Years Ended December 31, 2005, 2004 and 2003

	2005	2004	2003
Non-interest expenses:
Salaries and employee benefits (Notes 4 and 14)	$9,514,000	$8,831,000	$7,442,000
Occupancy and equipment (Notes 5 and 9)	3,070,000	2,713,000	2,343,000
Other (Note 11)	4,545,000	4,039,000	3,341,000

Total non-interest expenses	17,129,000	15,583,000	13,126,000

Income before provision for income taxes	7,128,000	5,647,000	5,299,000

Provision for income taxes (Note 12)	2,600,000	2,001,000	2,018,000

Net income	$4,528,000	$3,646,000	$3,281,000

Basic earnings per share (Note 10)	$0.92	$0.75	$0.68

Diluted earnings per share (Note 10)	$0.89	$0.73	$0.66

The accompanying notes are an integral
part of these consolidated financial statements.

PLUMAS BANCORP AND SUBSIDIARY
CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY
For the Years Ended December 31, 2005, 2004 and 2003

				Accumulated
				Other
	Common Stock			Comprehensive	Total	Total
			Retained	(Loss) Income	Shareholders’	Comprehensive
	Shares	Amount	Earnings	(Net of Taxes)	Equity	Income
Balance, January 1, 2003	4,813,975	$3,743,000	$19,133,000	$410,000	$23,286,000

Comprehensive income (Note 15):
Net income			3,281,000		3,281,000	$3,281,000
Other comprehensive loss, net of tax:
Net change in unrealized gains on available-for-sale investment securities				(244,000)	(244,000)	(244,000)

Total comprehensive income						$3,037,000

Cash dividends — $0.16 per share			(776,000)		(776,000)
Retirement of common stock in connection with the exercise of stock options (Note 10)	(6,380)	(74,000)			(74,000)
Stock options exercised and related tax benefit (Note 10)	55,445	276,000			276,000

Balance, December 31, 2003	4,863,040	3,945,000	21,638,000	166,000	25,749,000

Comprehensive income (Note 15):
Net income			3,646,000		3,646,000	$3,646,000
Other comprehensive loss, net of tax:
Net change in unrealized gains (losses) on available-for-sale investment securities (Note 3)				(658,000)	(658,000)	(658,000)

Total comprehensive income						$2,988,000

Cash dividends — $0.19 per share			(914,000)		(914,000)
Retirement of common stock in connection with the exercise of stock options (Note 10)	(13,461)	(176,000)			(176,000)
Stock options exercised and related tax benefit (Note 10)	51,618	244,000			244,000

Balance, December 31, 2004	4,901,197	4,013,000	24,370,000	(492,000)	27,891,000

(Continued)

PLUMAS BANCORP AND SUBSIDIARY
CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY
(Continued)
For the Years Ended December 31, 2005, 2004 and 2003

				Accumulated
				Other
	Common Stock			Comprehensive	Total	Total
			Retained	(Loss) Income	Shareholders’	Comprehensive
	Shares	Amount	Earnings	(Net of Taxes)	Equity	Income
Balance, December 31, 2004	4,901,197	$4,013,000	$24,370,000	$(492,000)	$27,891,000

Comprehensive income (Note 15):
Net income			4,528,000		4,528,000	$4,528,000
Other comprehensive loss, net of tax:
Net change in unrealized losses on available-for-sale investment securities (Note 3)				(599,000)	(599,000)	(599,000)

Total comprehensive income						$3,929,000

Cash dividends — $0.22 per share			(1,082,000)		(1,082,000)
Retirement of common stock in connection with the exercise of stock options (Note 10)	(6,904)	(105,000)			(105,000)
Stock options exercised and related tax benefit (Note 10)	82,608	512,000			512,000
Fractional shares repurchased as a result of three-for-two stock split	(247)	(8,000)			(8,000)

Balance, December 31, 2005	4,976,654	$4,412,000	$27,816,000	$(1,091,000)	$31,137,000

	2005	2004	2003
Disclosure of reclassification amount, net of taxes (Note 15):
Unrealized holding losses arising during the year	$(604,000)	$(523,000)	$(50,000)
Reclassification adjustment for (losses) gains included in net income	(5,000)	135,000	194,000

Net unrealized losses on available-for-sale investment securities	$(599,000)	$(658,000)	$(244,000)

The accompanying notes are an integral
part of these consolidated financial statements.

PLUMAS BANCORP AND SUBSIDIARY
CONSOLIDATED STATEMENT OF CASH FLOWS
For the Years Ended December 31, 2005, 2004 and 2003

	2005	2004	2003
Cash flows from operating activities:
Net income	$4,528,000	$3,646,000	$3,281,000
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	1,100,000	750,000	750,000
Change in deferred loan origination costs/fees, net	(1,026,000)	(270,000)	(71,000)
Depreciation and amortization	2,076,000	1,625,000	1,314,000
Net loss (gain) on sale of available-for-sale investment securities	8,000	(235,000)	(328,000)
Amortization of investment security premiums	633,000	918,000	1,200,000
Accretion of investment security discounts	(72,000)	(87,000)	(24,000)
Net loss (gain) on sale of premises and equipment	2,000	(4,000)	3,000
Net loss (gain) on sale of other real estate	15,000	(141,000)	(71,000)
Net loss on judgement receivable		53,000
Net loss on sale of other vehicles owned	28,000	22,000
Writedown of other real estate to fair value		18,000
Net decrease in loans held for sale		276,000	1,196,000
Earnings on bank owned life insurance policies	(355,000)	(415,000)	(313,000)
Expenses on bank owned life insurance policies	68,000	66,000	35,000
Increase in accrued interest receivable and other assets	(215,000)	(217,000)	(1,060,000)
Increase in accrued interest payable and other liabilities	1,021,000	2,217,000	221,000
Provision for deferred income taxes	34,000	82,000	28,000

Net cash provided by operating activities	7,845,000	8,304,000	6,161,000

(Continued)

PLUMAS BANCORP AND SUBSIDIARY
CONSOLIDATED STATEMENT OF CASH FLOWS
(Continued)
For the Years Ended December 31, 2004, 2003 and 2002

	2005	2004	2003
Cash flows from investing activities:
Cash acquired in the purchase of selected assets and liabilities of another bank			$42,520,000
Proceeds from matured and called available- for-sale investment securities	$16,000,000	$2,355,000	15,000,000
Proceeds from matured and called held-to- maturity investment securities	1,801,000	15,320,000	6,237,000
Proceeds from sale of available-for-sale investment securities	1,992,000	36,309,000	32,426,000
Purchases of available-for-sale investment securities	(9,688,000)	(47,147,000)	(104,217,000)
Purchases of held-to-maturity investment securities		(8,827,000)	(6,174,000)
Proceeds from principal repayments from available-for-sale government-guaranteed mortgage-backed securities	3,572,000	2,722,000	695,000
Proceeds from principal repayments from held-to-maturity government-guaranteed mortgage-backed securities	143,000	181,000	322,000
Net increase in loans	(55,527,000)	(49,745,000)	(12,338,000)
Proceeds from sale of other real estate	284,000	890,000	370,000
Proceeds from the sale of premises and equipment	6,000
Purchases of premises and equipment	(3,394,000)	(809,000)	(1,587,000)
Purchase of bank owned life insurance	(281,000)		(3,170,000)

Net cash used in investing activities	(45,092,000)	(48,751,000)	(29,916,000)

Cash flows from financing activities:
Net increase in demand, interest-bearing and savings deposits	$43,443,000	$21,535,000	$19,114,000
Net increase (decrease) in time deposits	4,550,000	1,190,000	(2,677,000)
Net decrease in the Federal funds purchased	(1,035,000)
Proceeds from exercise of stock options	407,000	68,000	176,000
Cash paid for fractional shares	(8,000)
Proceeds from the issuance of junior subordinated deferrable interest debentures	4,124,000
Payment of cash dividends	(1,082,000)	(914,000)	(776,000)

Net cash provided by financing activities	50,399,000	21,879,000	15,837,000

Increase (decrease) in cash and cash equivalents	13,152,000	(18,568,000)	(7,918,000)

Cash and cash equivalents at beginning of year	11,444,000	30,012,000	37,930,000

Cash and cash equivalents at end of year	$24,596,000	$11,444,000	$30,012,000

(Continued)

PLUMAS BANCORP AND SUBSIDIARY
CONSOLIDATED STATEMENT OF CASH FLOWS
(Continued)
For the Years Ended December 31, 2005, 2004 and 2003

	2005	2004	2003
Supplemental disclosure of cash flow information:

Cash paid during the year for:
Interest expense	$4,581,000	$2,881,000	$3,123,000
Income taxes	$2,805,000	$1,612,000	$2,052,000

Non-cash investing activities:
Real estate acquired through foreclosure		$145,000	$175,000
Vehicles acquired through repossession	$228,000	$92,000
Reclassification of loans to other assets			$1,399,000
Net change in unrealized (loss) gain on available-for-sale investment securities	$(1,019,000)	$(1,122,000)	$(415,000)

Non-cash financing activities:
Common stock retired in connection with the with the exercise of stock options	$105,000	$176,000	$74,000

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

On January 17, 2002, Plumas Bancorp (the “Company”) was incorporated as a bank holding company for the purpose of acquiring Plumas Bank (the “Bank”) in a one bank holding company reorganization. This corporate structure gives the Company and the Bank greater flexibility in terms of operation expansion and diversification. The reorganization was approved by the Company’s shareholders on May 29, 2002, and was consummated on June 21, 2002. The Company formed Plumas Statutory Trust I (“Trust I”) for the sole purpose of issuing trust preferred securities on September 26, 2002. The Company formed Plumas Statutory Trust II (“Trust II”) for the sole purpose of issuing trust preferred securities on September 28, 2005.

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

Plumas Statutory Trust I and Trust II are not consolidated into the Company’s consolidated financial statements and, accordingly, are accounted for under the equity method. The Company’s investment in Trust I of $186,000 and Trust II of $124,000 are included in accrued interest receivable and other assets on the consolidated balance sheet. The junior subordinated deferrable interest debentures issued and guaranteed by the Company and held by Trust I and Trust II are reflected as debt on the consolidated balance sheet.

The accounting and reporting policies of Plumas Bancorp and subsidiary conform with accounting principles generally accepted in the United States of America and prevailing practices within the banking industry.

Reclassifications

Certain reclassifications have been made to prior years’ balances to conform to classifications used in 2005.

Segment Information

Management has determined that since all of the banking products and services offered by the Company are available in each branch of the Bank, all branches are located within the same economic environment and management does not allocate resources based on the performance of different lending or transaction activities, it is appropriate to aggregate the Bank branches and report them as a single operating segment. No customer accounts for more than 10 percent of revenues for the Company or the Bank.

PLUMAS BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Stock Split

On August 17, 2005 the Company’s Board of Director approved a three-for-two stock split for shareholders of record at the close of business on September 2, 2005 and effective on September 16, 2005. All share and per share data in the consolidated financial statements have been retroactively adjusted to give effect to the stock split.

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

Cash and Cash Equivalents

For the purpose of the statement of cash flows, cash and due from banks and Federal funds sold are considered to be cash equivalents. Generally, Federal funds are sold for one day periods. Cash held with other federally insured institutions in excess of FDIC limits as of December 31, 2005 was $68,000.

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
Management determines the appropriate classification of its investments at the time of purchase and may only change the classification in certain limited circumstances. All transfers between categories are accounted for at fair value. As of December 31, 2005 and 2004 the Company did not have any investment securities classified as trading.

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

Investment in Federal Home Loan Bank Stock

As a member of the Federal Home Loan Bank System, the Bank is required to maintain an investment in the capital stock of the Federal Home Loan Bank. The investment is carried at cost. At December 31, 2005 and 2004, Federal Home Loan Bank stock totaled $2,000,000 and $1,827,000, respectively. On the consolidated balance sheet, Federal Home Loan Bank stock is included in accrued interest receivable and other assets.

Loans Held for Sale, Loan Sales and Servicing

The Company accounts for the transfer and servicing of financial assets based on the financial and servicing assets it controls and liabilities it has incurred, derecognizes financial assets when control has been surrendered, and derecognizes liabilities when extinguished.

Servicing rights acquired through 1) a purchase or 2) the origination of loans which are sold or securitized with servicing rights retained are recognized as separate assets or liabilities. Servicing assets or liabilities are recorded at the difference between the contractual servicing fees and adequate compensation for performing the servicing, and are subsequently amortized in proportion to and over the period of the related net servicing income or expense. Servicing assets are periodically evaluated for impairment. Fair values are estimated using discounted cash flows based on current market interest rates. For purposes of measuring impairment, servicing assets are stratified based on note rate and term. The amount of impairment recognized, if any is the amount by which the servicing assets for a stratum exceed their fair value.

Government Guaranteed Loans

Included in the portfolio are loans which are 75% to 90% guaranteed by the Small Business Administration (SBA), US Department of Agriculture Rural Business Cooperative Service (RBS) and Farm Services Agency (FSA). The guaranteed portion of these loans may be sold to a third party, with the Bank retaining the unguaranteed portion. The Company generally receives a premium in excess of the adjusted carrying value of the loan at the time of sale. The Company may be required to refund a portion of the sales premium if the borrower defaults or prepays within ninety days of the settlement date. At December 31, 2005, the premiums and guaranteed portion of these sold loans subject to these recourse provisions totaled $45,000 and $53,000, respectively.

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

The Company serviced SBA and RBS government guaranteed loans for others totaling $4,251,000 and $3,001,000 as of December 31, 2005 and 2004, respectively.

Mortgage Loans

The Company originates mortgage loans that are either held in the Company’s loan portfolio or sold in the secondary market. Loans held-for-sale are carried at the lower of cost or market value. Market value is determined by the specific identification method as of the balance sheet date or the date which the purchasers have committed to purchase the loans. At the time the loan is sold, the related right to service the loan is either retained, with the Bank earning future servicing income, or released in exchange for a one-time servicing-released premium. Loans subsequently transferred to the loan portfolio are transferred at the lower of cost or market value at the date of transfer. Any difference between the carrying amount of the loan and its outstanding principal balance is recognized as an adjustment to yield by the interest method. The Company did not have any loans held for sale at December 31, 2005 or 2004.

The Company may be required to refund a portion of the premiums and repurchase a portion of the loans that are sold if the borrower defaults within one hundred and eighty days of the settlement date. At December 31, 2005, there were no premiums on sold loans subject to these recourse provisions.

The Company serviced loans for the Federal National Mortgage Association (FNMA) totaling $8,229,000 and $9,817,000 as of December 31, 2005 and 2004, respectively.

Participation Loans

The Company also serviced loans which it has participated with other financial institutions totaling $1,516,000 and $1,667,000 as of December 31, 2005 and 2004, respectively.

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

The Company may acquire loans through a business combination or a purchase for which differences may exist between the contractual cash flows and the cash flows expected to be collected due, at least in part, to credit quality. When the Company acquires such loans, the yield that may be accreted (accretable yield) is limited to the excess of the Company’s estimate of undiscounted cash flows expected to be collected over the Company’s initial investment in the loan. The excess of contractual cash flows over cash flows expected to be collected may not be recognized as an adjustment to yield, loss, or a valuation allowance. Subsequent increases in cash flows expected to be collected generally should be recognized prospectively through adjustment of the loan’s yield over its remaining life. Decreases in cash flows expected to be collected should be recognized as an impairment. The Company may not “carry over” or create a valuation allowance in the initial accounting for loans acquired under these circumstances. At December 31, 2005, there were no such loans being accounted for under this policy.

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

Allowance for Loan Losses (continued)

Classified loans and loans determined to be impaired are evaluated by management for specific risk of loss. In addition, reserve factors are assigned to currently performing loans based on management’s assessment of the following for each identified loan type: (1) inherent credit risk, (2) historical losses and, (3) where the Company has not experienced losses, the loss experience of peer banks. These estimates are particularly susceptible to changes in the economic environment and market conditions.

The Bank’s Loan Committee reviews the adequacy of the allowance for loan losses at least quarterly, to include consideration of the relative risks in the portfolio and current economic conditions. The allowance is adjusted based on that review if, in management’s judgment, changes are warranted.

The allowance is established through a provision for loan losses which is charged to expense. Additions to the allowance are expected to maintain the adequacy of the total allowance after credit losses and loan growth. The allowance for loan losses at December 31, 2005 and 2004, respectively, reflects management’s estimate of possible losses in the portfolio.

Allowance for Losses Related to Undisbursed Commitments

The Company maintains a separate allowance for losses related to undisbursed loan commitments. Management estimates the amount of probable losses by applying a loss reserve factor to the unused portion of undisbursed lines of credit. The allowance totaled $40,000 at December 31, 2005 and 2004, respectively and is included in accrued interest payable and other liabilities in the consolidated balance sheet.

Other Real Estate

The Company had no other real estate holdings at December 31, 2005. Other real estate holdings at December 31, 2004 included former Bank premises with a balance of $105,000. At December 31, 2005 and 2004, the Company had no investment in real estate acquired in full or partial settlement of loan obligations. When property is acquired, any excess of the Bank’s recorded investment in the loan balance and accrued interest income over the estimated fair market value of the property less costs to sell is charged against the allowance for loan losses. A valuation allowance for losses on other real estate is maintained to provide for temporary declines in value. The allowance is established through a provision for losses on other real estate which is included in other expenses. Subsequent gains or losses on sales or writedowns resulting from permanent impairment are recorded in other income or expenses as incurred.

PLUMAS BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
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

PLUMAS BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
Stock-Based Compensation

At December 31, 2005, the Company had two stock-based compensation plans, the Plumas Bank 2001 and 1991 Stock Option Plans, which are described more fully in Note 10. The Company accounts for these plans under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted under these plans had an exercise price equal to the market value of the underlying common stock on the date of grant.

Pro forma adjustments to the Company’s consolidated net earnings and earnings per share are disclosed during the years in which the options become vested. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, to stock-based compensation.

	2005	2004	2003
Net income, as reported	$4,528,000	$3,646,000	$3,281,000
Deduct: Total stock-based compen- sation expense determined under the fair value based method for all awards, net of related tax effects	177,000	144,000	91,000

Pro forma net income	$4,351,000	$3,502,000	$3,190,000

Basic earnings per share — as reported	$.92	$.75	$.68
Basic earnings per share — pro forma	$.88	$.72	$.66

Diluted earnings per share — as reported	$.89	$.73	$.66
Diluted earnings per share — pro forma	$.86	$.71	$.64

Weighted average fair value of options granted during the year	$4.77	$5.09	$5.30
The fair value of each option was estimated on the date of grant using an option-pricing model with the following assumptions:

	2005	2004	2003
Dividend yield	1.48%	1.44%	1.29%
Expected volatility	30.53%	51.54%	38.74%
Risk-free interest rate	4.14%	3.46%	3.07%
Expected option life	5 years	5 years	5 years

PLUMAS BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Impact of New Financial Accounting Standards

Other-Than-Temporary Impairment

In March 2004, the Financial Accounting Standards Board (FASB) and Emerging Issues Task Force (EITF) reached consensus on several issues being addressed in EITF Issue No. 03-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments. The consensus provides guidance for evaluating whether an investment is other-than-temporarily impaired and was effective for other-than-temporary impairment evaluations made in reporting periods beginning after June 15, 2004. The disclosure provisions of EITF Issue No. 03-1 continue to be effective for the Company’s consolidated financial statements for the year ended December 31, 2005.

On November 3, 2005, the FASB issued FASB Staff Position (FSP) Nos. FAS 115-1 and FAS 124-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments. This FSP addresses the determination as to when an investment is considered impaired, whether that impairment is other than temporary, and the measurement of an impairment loss. This FSP also includes accounting considerations subsequent to the recognition of an other-than-temporary impairment and requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairments. This FSP nullifies certain requirements of EITF Issue No. 03-1, and supersedes EITF Topic No. D-44, Recognition of Other-Than-Temporary Impairment upon the Planned Sale of a Security Whose Cost Exceeds Fair Value. The guidance in this FSP amends FASB Statement No. 115, Accounting for Certain Investments in Debt and Equity Securities. The FSP is effective for reporting periods beginning after December 15, 2005. The Company does not anticipate any material impact to its financial condition or results of operations as a result of the adoption of this guidance.

Share-Based Payments

In December 2004, the FASB issued Statement No. 123 (revised 2004) (FAS 123 (R)), Share-Based Payments. FAS 123 (R) requires all entities to recognize compensation expense in an amount equal to the fair value of share-based payments such as stock options granted to employees. The Company may elect to adopt FAS 123 (R) using a modified prospective method or modified retrospective method. Under the modified retrospective method, the Company would restate previously issued financial statements, basing the compensation expense on that previously reported in their pro forma disclosures required by FAS 123. The modified prospective method would require the Company to record compensation expense for the unvested portion of previously granted awards that remain outstanding at the date of adoption as these awards continue to vest. FAS 123 (R) is effective for the first fiscal year beginning after June 15, 2005. Management has elected to use the modified prospective method and has completed its evaluation of the effect of FAS 123 (R), and believes that the effect of its implementation will be consistent with the proforma disclosures noted above.

PLUMAS BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Impact of New Financial Accounting Standards (continued)

Accounting Changes and Error Corrections

On June 7, 2005, the FASB issued Statement No. 154 (FAS 154), Accounting Changes and Error Corrections — a replacement of Accounting Principles Board (APB) Opinion No. 20, Accounting Changes, and SFAS No. 3, Reporting Accounting Changes in Interim Financial Statements. Under the provisions of FAS 154, voluntary changes in accounting principles are applied retrospectively to prior periods’ financial statements unless it would be impractical to do so. FAS 154 supersedes APB Opinion No. 20, which required that most voluntary changes in accounting principles be recognized by including in the current period’s net income the cumulative effect of the change. FAS 154 also makes a distinction between “retrospective application” of a change in accounting principle and the “restatement” of financial statements to reflect the correction of an error. The provisions of FAS 154 are effective for accounting changes made in fiscal years beginning after December 15, 2005. Management of the Company does not expect the adoption of this standard to have a material impact on its financial position or results of operations.

3.	INVESTMENT SECURITIES

The amortized cost and estimated fair value of investment securities at December 31, 2005 and 2004 consisted of the following:

Available-for-Sale

	2005
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Debt securities:
U.S. Treasury securities	$10,030,000		$(207,000)	$9,823,000
U.S. Government agencies	44,574,000	$1,000	(819,000)	43,756,000
U.S. Government agencies collateralized by mortgage obligations	21,549,000	12,000	(610,000)	20,951,000
Corporate debt securities	9,465,000		(234,000)	9,231,000

	$85,618,000	$13,000	$(1,870,000)	$83,761,000

Net unrealized losses on available-for-sale investment securities totaling $1,857,000 were recorded, net of $766,000 in tax benefits, as accumulated other comprehensive loss within shareholders’ equity at December 31, 2005. Proceeds and gross realized losses from the sale of available-for-sale investment securities for the year ended December 31, 2005 totaled $1,992,000 and $8,000, respectively.

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

Held-to-Maturity

	2005
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Debt securities:
U.S. Government agencies	$6,000			$6,000
Obligations of states and political subdivisions	14,077,000	$48,000	$(180,000)	13,945,000

	$14,083,000	$48,000	$(180,000)	$13,951,000

PLUMAS BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
3.	INVESTMENT SECURITIES (Continued)

Held-to-Maturity (Continued)

	2004
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Debt securities:
U.S. Government agencies	$507,000	$2,000		$509,000
Obligations of states and political subdivisions	14,966,000	169,000	$(45,000)	15,090,000
Corporate debt securities	500,000	12,000		512,000

	$15,973,000	$183,000	$(45,000)	$16,111,000

There were no sales or transfers of held-to-maturity investment securities during the years ended December 31, 2005, 2004 and 2003.

Investment securities with unrealized losses at December 31, 2005 are summarized and classified according to the duration of the loss period as follows:

	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
Debt securities:
U.S. Treasury securities			$9,823,000	$207,000	$9,823,000	$207,000
U.S. Government agencies	$6,330,000	$38,000	34,421,000	781,000	40,751,000	819,000
Obligations of states and political subdi- visions	5,098,000	49,000	5,444,000	131,000	10,542,000	180,000
U.S. Government agencies collateral- ized by mortgage obligations	2,216,000	19,000	15,226,000	591,000	17,442,000	610,000
Corporate debt securities			9,231,000	234,000	9,231,000	234,000

	$13,644,000	$106,000	$74,145,000	$1,944,000	$87,789,000	$2,050,000

At December 31, 2005, the Company held 140 investment securities of which 29 were in a loss position for less than twelve months and 91 were in a loss position and had been in a loss position for twelve months or more. Management periodically evaluates each investment security for other than temporary impairment, relying primarily on industry analyst reports and observation of market conditions and interest rate fluctuations. Management believes it will be able to collect all amounts due according to the contractual terms of the underlying investment securities and that the noted decline in fair value is considered temporary and due only to interest rate fluctuations.

PLUMAS BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
3.	INVESTMENT SECURITIES (Continued)

The amortized cost and estimated fair value of investment securities at December 31, 2005 by contractual maturity are shown below. Expected maturities will differ from contractual maturities because the issuers of the securities may have the right to call or prepay obligations with or without call or prepayment penalties.

	Available-for-Sale		Held-to-Maturity
		Estimated		Estimated
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
Within one year	$19,930,000	$19,757,000	$85,000	$86,000
After one year through five years	44,139,000	43,053,000	1,579,000	1,596,000
After five years through ten years			6,193,000	6,103,000
After ten years through fifteen years			6,220,000	6,160,000

	64,069,000	62,810,000	14,077,000	13,945,000

Investment securities not due at a single maturity date:
Government-guar- anteed mortgage- backed securities	21,549,000	20,951,000
SBA loan pools			6,000	6,000

	$85,618,000	$83,761,000	$14,083,000	$13,951,000

Investment securities with amortized costs totaling $38,678,000 and $35,050,000 and estimated fair values totaling $37,975,000 and $35,072,000 at December 31, 2005 and 2004, respectively, were pledged to secure public deposits and treasury, tax and loan accounts.

PLUMAS BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
4.	LOANS AND THE ALLOWANCE FOR LOAN LOSSES

Outstanding loans are summarized below:

	December 31,
	2005	2004
Commercial	$42,252,000	$42,689,000
Agricultural	31,018,000	31,067,000
Real estate — mortgage	110,686,000	102,125,000
Real estate — construction and land development	56,370,000	31,964,000
Installment	81,320,000	59,068,000

	321,646,000	266,913,000

Deferred loan costs (fees), net	766,000	(260,000)
Allowance for loan losses	(3,256,000)	(2,722,000)

	$319,156,000	$263,931,000

Changes in the allowance for loan losses were as follows:

	Year Ended December 31,
	2005	2004	2003
Balance, beginning of year	$2,722,000	$2,524,000	$2,431,000
Provision charged to operations	1,100,000	750,000	750,000
Losses charged to allowance	(739,000)	(703,000)	(847,000)
Recoveries	173,000	151,000	190,000

Balance, end of year	$3,256,000	$2,722,000	$2,524,000

The recorded investment in loans that were considered to be impaired totaled $1,661,000 and $1,171,000 at December 31, 2005 and 2004, respectively. The related allowance for loan losses for impaired loans was $137,000 and $121,000 at December 31, 2005 and 2004, respectively. The average recorded investment in impaired loans for the years ended December 31, 2005, 2004 and 2003 was $1,263,000, $1,582,000 and $2,034,000, respectively. The Company recognized $16,000, $63,000 and $143,000 in interest income on a cash basis for impaired loans during the years ended December 31, 2005, 2004 and 2003, respectively.

PLUMAS BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
4.	LOANS AND THE ALLOWANCE FOR LOAN LOSSES (Continued)

At December 31, 2005 and 2004, nonaccrual loans totaled $1,661,000 and $1,171,000, respectively. Interest foregone on nonaccrual loans totaled $39,000, $25,000 and $51,000 for the years ended December 31, 2005, 2004 and 2003, respectively.

Salaries and employee benefits totaling $1,197,000, $746,000 and $728,000 have been deferred as loan origination costs during the years ended December 31, 2005, 2004 and 2003, respectively.

Sales and Servicing of Government-Guaranteed Loans

A summary of the activity in government-guaranteed loans follows:

	Year Ended December 31,
	2005	2004	2003
Loans originated	$1,943,000	$3,044,000	$3,010,000
Loans sold (guaranteed portion)	979,000	2,333,000
Loans outstanding at year end	5,986,000	4,538,000	6,773,000
Premium received at sale	45,000	103,000
Balance of servicing assets at year end	97,000	106,000	82,000
Fair value of interest-only strips at year end	326,000	356,000	237,000
There were no significant gains or losses recognized on the interest-only strips for the years ended December 31, 2005, 2004 and 2003.

5.	PREMISES AND EQUIPMENT

Premises and equipment consisted of the following:

	December 31,
	2005	2004
Land	$1,882,000	$1,349,000
Premises	7,073,000	6,931,000
Furniture, equipment and leasehold improvements	7,934,000	7,512,000
Construction in progress	1,880,000	320,000

	18,769,000	16,112,000

Less accumulated depreciation and amortization	(7,365,000)	(6,319,000)

	$11,404,000	$9,793,000

PLUMAS BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
5.	PREMISES AND EQUIPMENT (Continued)

Depreciation and amortization included in occupancy and equipment expense totaled $1,775,000, $1,326,000 and $1,153,000 for the years ended December 31, 2005, 2004 and 2003, respectively.

6.	INTEREST-BEARING DEPOSITS

Interest-bearing deposits consisted of the following:

	December 31,
	2005	2004
NOW	$69,889,000	$45,439,000
Money market	62,214,000	63,189,000
Savings	65,611,000	66,821,000
Time, $100,000 or more	32,575,000	28,361,000
Other time	66,537,000	66,201,000

	$296,826,000	$270,011,000

Aggregate annual maturities of time deposits are as follows:

Year Ending
December 31,
2006	$77,143,000
2007	16,097,000
2008	2,937,000
2009	1,920,000
2010	896,000
Thereafter	119,000

$99,112,000

Interest expense recognized on interest-bearing deposits consisted of the following:

	Year Ended December 31,
	2005	2004	2003
NOW	$196,000	$58,000	$79,000
Money market	747,000	490,000	498,000
Savings	445,000	292,000	310,000
Time, $100,000 or more	809,000	540,000	507,000
Other time	1,895,000	1,220,000	1,309,000

	$4,092,000	$2,600,000	$2,703,000

PLUMAS BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
7.	SHORT-TERM BORROWING ARRANGEMENTS

The Company has unsecured short-term borrowing arrangements with two of its correspondent banks in the amounts of $10,000,000 and $5,000,000. The Company can also borrow up to $77,506,000 from the Federal Home Loan Bank secured by commercial and residential mortgage loans with carrying values totaling $127,068,000. In addition, the Bank has a reverse repurchase agreement with a securities firm whereby all borrowings are fully secured by investment securities. There were no short-term borrowings outstanding at December 31, 2005. Short-term borrowings at December 31, 2004 consisted of $1,035,000 in Federal funds purchased which are normally purchased for one day periods.

8.	JUNIOR SUBORDINATED DEFERRABLE INTEREST DEBENTURES

Plumas Statutory Trust I and II are Connecticut business trusts formed by the Company with capital of $186,000 and $124,000, respectively, for the sole purpose of issuing trust preferred securities fully and unconditionally guaranteed by the Company. Under applicable regulatory guidance, the amount of trust preferred securities that is eligible as Tier 1 capital is limited to twenty-five percent of the Company’s Tier 1 capital on a pro forma basis. At December 31, 2005, all of the trust preferred securities that have been issued qualify as Tier 1 capital. During 2002, Plumas Statutory Trust I issued 6,000 Floating Rate Capital Trust Pass-Through Securities (“Trust Preferred Securities”), with a liquidation value of $1,000 per security, for gross proceeds of $6,000,000. During 2005, Plumas Statutory Trust II issued 4,000 Trust Preferred Securities with a liquidation value of $1,000 per security, for gross proceeds of $4,000,000. The entire proceeds were invested by Trust I in the amount of $6,186,000 and Trust II in the amount of $4,124,000 in Floating Rate Junior Subordinated Deferrable Interest Debentures (the “Subordinated Debentures”) issued by the Company, with identical maturity, repricing and payment terms as the Trust Preferred Securities. The Subordinated Debentures represent the sole assets of Trusts I and II. Trust I’s Subordinated Debentures mature on September 26, 2032, bear a current interest rate of 7.36% (based on 3-month LIBOR plus 3.40%), with repricing and payments due quarterly. Trust II’s Subordinated Debentures mature on September 28, 2035, bear a current interest rate of 5.49% (based on 3-month LIBOR plus 1.48%), with repricing and payments due quarterly. The Subordinated Debentures are redeemable by the Company, subject to receipt by the Company of prior approval from the Federal Reserve Board of Governors, on any quarterly anniversary date on or after the 5-year anniversary date of the issuance. The redemption price is par plus accrued and unpaid interest, except in the case of redemption under a special event which is defined in the debenture. The Trust Preferred Securities are subject to mandatory redemption to the extent of any early redemption of the Subordinated Debentures and upon maturity of the Subordinated Debentures on September 26, 2032 for Trust I and September 28, 2035 for Trust II.

Holders of the Trust Preferred Securities are entitled to a cumulative cash distribution on the liquidation amount of $1,000 per security. The interest rate of the Trust Preferred Securities issued by Trust I adjust on each quarterly anniversary date to equal the 3-month LIBOR plus 3.40% provided, however, that prior to September 26, 2007, such annual rate does not exceed 11.90%. The Trust Preferred Securities issued by Trust II adjust on each quarterly anniversary date to equal the 3-month LIBOR plus 1.48%. Both

PLUMAS BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
8.	JUNIOR SUBORDINATED DEFERRABLE INTEREST DEBENTURES (Continued)

Trusts I and II have the option to defer payment of the distributions for a period of up to five years, as long as the Company is not in default on the payment of interest on the Subordinated Debentures. The Trust Preferred Securities were sold and issued in private transactions pursuant to an exemption from registration under the Securities Act of 1933, as amended. The Company has guaranteed, on a subordinated basis, distributions and other payments due on the Trust Preferred Securities.

Interest expense recognized by the Company for the years ended December 31, 2005, 2004 and 2003 related to the subordinated debentures was $479,000, $305,000 and $288,000, respectively. The amount of deferred costs at December 31, 2005 and 2004 was $161,000 and $167,000, respectively. The amortization of the deferred costs was $6,000 for each of the years ended December 31, 2005, 2004 and 2003.
9.	COMMITMENTS AND CONTINGENCIES

Leases

The Company leases its Truckee, Tahoe City and Loyalton branch offices and administrative office space in Truckee under noncancelable operating leases that expire in January 2007, March 2008, June 2007 and April 2006, respectively. The Tahoe City and Truckee office leases contain options to renew the leases for fifteen years and three years, respectively. Future minimum lease payments are as follows:

Year Ending
December 31,
2006	$188,000
2007	127,000
2008	22,000

$337,000

Rental expense included in occupancy and equipment expense totaled $242,000, $264,000 and $179,000 for the years ended December 31, 2005, 2004 and 2003, respectively.

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

PLUMAS BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
9.	COMMITMENTS AND CONTINGENCIES (Continued)

Financial Instruments With Off-Balance-Sheet Risk (Continued)

The following financial instruments represent off-balance-sheet credit risk:

	December 31,
	2005	2004
Commitments to extend credit	$107,500,000	$90,084,000
Letters of credit	$1,195,000	$1,777,000
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

Letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loans to customers. The fair value of the liability related to these letters of credit, which represents the fees received for issuing the guarantees, was not significant at December 31, 2005 and 2004. The Company recognizes these fees as revenues over the term of the commitment or when the commitment is used.

At December 31, 2005, consumer loan commitments represent approximately 12% of total commitments and are generally unsecured. Commercial and agricultural loan commitments represent approximately 23% of total commitments and are generally secured by various assets of the borrower. Real estate loan commitments represent the remaining 65% of total commitments and are generally secured by property with a loan-to-value ratio not to exceed 80%. In addition, the majority of the Company’s commitments have variable interest rates.

Concentrations of Credit Risk

The Company grants real estate mortgage, real estate construction, commercial, agricultural and consumer loans to customers throughout Plumas, Nevada, Placer, Lassen, Sierra, Shasta and Modoc counties.

PLUMAS BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
9.	COMMITMENTS AND CONTINGENCIES (Continued)

Concentrations of Credit Risk (continued)

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

Dividends from the Bank to the Company are restricted under California law to the lesser of the Bank’s retained earnings or the Bank’s net income for the latest three fiscal years, less dividends previously declared during that period, or, with the approval of the Department of Financial Institutions, to the greater of the retained earnings of the Bank, the net income of the Bank for its last fiscal year, or the net income of the Bank for its current fiscal year. As of December 31, 2005, the maximum amount available for dividend distribution under this restriction was approximately $9,938,000. In addition the Company’s ability to pay dividends is subject to certain covenants contained in the indentures relating to the Trust preferred Securities issued by the business trusts (see Note 8).

PLUMAS BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
10.	SHAREHOLDERS’ EQUITY (Continued)

Earnings Per Share

A reconciliation of the numerators and denominators of the basic and diluted earnings per share computations is as follows:

		Weighted
		Average
		Number of
	Net	Shares	Per Share
For the Year Ended	Income	Outstanding	Amount
December 31, 2005

Basic earnings per share	$4,528,000	4,946,026	$0.92

Effect of dilutive stock options		150,700

Diluted earnings per share	$4,528,000	5,096,726	$0.89

December 31, 2004

Basic earnings per share	$3,646,000	4,890,630	$0.75

Effect of dilutive stock options		108,820

Diluted earnings per share	$3,646,000	4,999,450	$0.73

December 31, 2003

Basic earnings per share	$3,281,000	4,846,434	$0.68

Effect of dilutive stock options		132,010

Diluted earnings per share	$3,281,000	4,978,444	$0.66

Shares of common stock issuable under stock options for which the exercise prices were greater than the average market prices were not included in the computation of diluted earnings per share due to their antidilutive effect. For the year ending December 31, 2005, all stock options were dilutive and therefore included in the computation of diluted earnings per share. Stock options not included in the computation of diluted earnings per share were 78,562 and 85,387 for the years ended December 31, 2004 and 2003, respectively.

PLUMAS BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
10.	SHAREHOLDERS’ EQUITY (Continued)

Stock Options

In 2001 and 1991, the Company established Stock Option Plans for which 973,757 shares of common stock remain reserved for issuance to employees and directors and 617,781 shares are available for future grants under incentive and nonstatutory agreements as of December 31, 2005. The plans require that the option price may not be less than the fair market value of the stock at the date the option is granted, and that the stock must be paid in full at the time the option is exercised. Payment in full for the option price must be made in cash or with Company common stock previously acquired by the optionee and held by the optionee for a period of at least six months. The options expire on dates determined by the Board of Directors, but not later than ten years from the date of grant. Upon grant, options vest ratably over a three to five year period. A summary of the activity within the plans follows:

	2005		2004		2003
		Weighted		Weighted		Weighted
		Average		Average		Average
		Exercise		Exercise		Exercise
	Shares	Price	Shares	Price	Shares	Price

Incentive

Options outstanding, beginning of year	322,279	9.94	321,862	8.43	294,004	$6.71

Options granted	7,500	18.97	57,112	14.07	76,200	$12.83
Options exercised	(64,895)	5.71	(49,338)	4.60	(44,855)	$4.42
Options canceled	(22,039)	13.36	(7,357)	11.76	(3,487)	$10.75

Options outstanding, end of year	242,845	11.05	322,279	9.94	321,862	$8.43

Options exercisable, end of year	137,729	9.45	157,354	7.11	171,307	$5.46

Nonstatutory

Options outstanding, beginning of year	137,790	10.33	114,757	9.37	100,035	$7.52

Options granted			25,313	14.19	25,312	$13.19
Options exercised	(17,713)	7.58	(2,280)	4.96	(10,590)	$4.91
Options canceled	(6,946)	12.94

Options outstanding, end of year	113,131	10.59	137,790	10.33	114,757	$9.37

Options exercisable, end of year	70,386	9.15	67,852	7.87	51,945	$6.50

PLUMAS BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
10.	SHAREHOLDERS’ EQUITY (Continued)

Stock Options (Continued)

A summary of options outstanding at December 31, 2005 follows:

	Number of	Weighted
	Options	Average	Options
	Outstanding	Remaining	Exercisable
Range of	December 31,	Contractual	December 31,
Exercise Prices	2005	Life	2005
Incentive
$ 4.96	17,153	2.9 years	17,153
$ 5.43	10,500	5.7 years	10,500
$ 5.52	9,150	2.7 years	9,150
$ 5.53	11,250	5.8 years	11,250
$10.75	84,782	6.9 years	56,613
$10.76	7,949	7.2 years	2,775
$12.34	657	7.5 years	657
$12.67	3,000	8.3 years	600
$13.19	47,172	8.0 years	19,073
$13.24	862	8.8 years	172
$14.19	42,870	9.0 years	9,786
$18.97	7,500	9.6 years

	242,845		137,729

Nonstatutory
$ 4.96	12,457	2.9 years	12,457
$ 5.15	8,437	1.9 years	8,437
$ 5.53	5,625	5.8 years	5,625
$10.75	42,183	6.9 years	30,933
$13.19	21,933	8.0 years	8,435
$14.19	22,496	9.0 years	4,499

	113,131		70,386

PLUMAS BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
10.	SHAREHOLDERS’ EQUITY (Continued)

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios of total and Tier 1 capital to risk-weighted assets and of Tier 1 capital to average assets. Each of these components is defined in the regulations. Management believes that the Company and the Bank met all their capital adequacy requirements as of December 31, 2005 and 2004.

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

	December 31,
	2005		2004
	Amount	Ratio	Amount	Ratio
Leverage Ratio

Plumas Bancorp and Subsidiary	$40,589,000	8.5%	$32,444,000	7.6%
Minimum regulatory requirement	$19,013,000	4.0%	$17,120,000	4.0%

Plumas Bank	$37,611,000	7.8%	$31,982,000	7.5%
Minimum requirement for “Well-Capitalized” institution	$24,060,000	5.0%	$21,400,000	5.0%
Minimum regulatory requirement	$19,248,000	4.0%	$17,120,000	4.0%

PLUMAS BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
10.	SHAREHOLDERS’ EQUITY (Continued)

Regulatory Capital (Continued)

	December 31,
	2005		2004
	Amount	Ratio	Amount	Ratio
Tier 1 Risk-Based Capital Ratio

Plumas Bancorp and Subsidiary	$40,589,000	10.3%	$32,444,000	10.1%
Minimum regulatory requirement	$15,780,000	4.0%	$12,858,000	4.0%

Plumas Bank	$37,611,000	9.6%	$31,982,000	10.0%
Minimum requirement for “Well- Capitalized” institution	$23,635,000	6.0%	$19,262,000	6.0%
Minimum regulatory requirement	$15,757,000	4.0%	$12,841,000	4.0%

Total Risk-Based Capital Ratio

Plumas Bancorp and Subsidiary	$43,845,000	11.1%	$35,206,000	10.9%
Minimum regulatory requirement	$31,560,000	8.0%	$25,715,000	8.0%

Plumas Bank	$40,867,000	10.4%	$34,744,000	10.8%
Minimum requirement for “Well- Capitalized” institution	$39,392,000	10.0%	$32,103,000	10.0%
Minimum regulatory requirement	$31,514,000	8.0%	$25,682,000	8.0%
11.	OTHER EXPENSES

Other expenses consisted of the following:

	Year Ended December 31,
	2005	2004	2003
Professional fees	$865,000	$596,000	$392,000
Business development	494,000	389,000	357,000
Advertising and promotion	467,000	350,000	288,000
Telephone and data communications	366,000	346,000	357,000
Stationery and supplies	336,000	292,000	349,000
Armored car and courier	337,000	371,000	342,000
Core deposit intangible amortization	301,000	299,000	161,000
Director compensation and retirement	288,000	284,000	196,000
Outside service fees	280,000	236,000	201,000
Postage	258,000	261,000	253,000
Insurance	206,000	236,000	164,000
Loan expenses	114,000	191,000	170,000
Other operating expenses	233,000	188,000	111,000

	$4,545,000	$4,039,000	$3,341,000

PLUMAS BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
12.	INCOME TAXES

The provision for income taxes for the years ended December 31, 2005, 2004 and 2003 consisted of the following:

	Federal	State	Total
2005

Current	$1,809,000	$757,000	$2,566,000
Deferred	44,000	(10,000)	34,000

Provision for income taxes	$1,853,000	$747,000	$2,600,000

2004

Current	$1,378,000	$541,000	$1,919,000
Deferred	51,000	31,000	82,000

Provision for income taxes	$1,429,000	$572,000	$2,001,000

2003

Current	$1,437,000	$553,000	$1,990,000
Deferred	19,000	9,000	28,000

Provision for income taxes	$1,456,000	$562,000	$2,018,000

     Deferred tax assets (liabilities) consisted of the following:

	December 31,
	2005	2004
Deferred tax assets:

Allowance for loan losses	$1,149,000	$986,000
Future benefit of state income tax deduction	172,000	87,000
Deferred compensation	1,300,000	1,006,000
Core deposit premium	210,000	166,000
Unrealized loss on available-for-sale investment securities	766,000	346,000
Other	22,000	40,000

Total deferred tax assets	3,619,000	2,631,000

PLUMAS BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
12.	INCOME TAXES (Continued)

	December 31,
	2004	2003
Deferred tax liabilities:

Prepaid costs	$(126,000)	$(160,000)
Deferred loan costs	(1,272,000)	(786,000)
Premises and equipment	(576,000)	(82,000)
Other	(76,000)

Total deferred tax liabilities	(2,050,000)	(1,028,000)

Net deferred tax assets	$1,569,000	$1,603,000

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
The provision for income taxes differs from amounts computed by applying the statutory Federal income tax rate to operating income before income taxes. The significant items comprising these differences consisted of the following:

	2005	2004	2003
Federal income tax, at statutory rate	34.0%	34.0%	34.0%
State franchise tax, net of Federal tax effect	6.9%	6.7%	6.8%
Interest on obligations of states and political subdivisions	(2.8)%	(3.2)%	(1.2)%
Net increase in cash surrender value of bank owned life insurance	(1.4)%	(2.5)%	(2.0)%
Other	(0.2)%	0.5%	0.5%

Effective tax rate	36.5%	35.5%	38.1%

PLUMAS BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
13.	RELATED PARTY TRANSACTIONS

During the normal course of business, the Company enters into transactions with related parties, including executive officers and directors. These transactions include borrowings with substantially the same terms, including rates and collateral, as loans to unrelated parties. The following is a summary of the aggregate activity involving related party borrowers during 2005:

Balance, January 1, 2005	$1,863,000

Disbursements	4,467,000
Amounts repaid	(3,865,000)

Balance, December 31, 2005	$2,465,000

Undisbursed commitments to related parties, December 31, 2005	$525,000

14.	EMPLOYEE BENEFIT PLANS

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
During the years ended December 31, 2005, 2004 and 2003, the Company’s contribution totaled $189,000, $160,000 and $139,000, respectively.
Salary Continuation and Retirement Agreements
Salary continuation and retirement agreements are in place for five key executives and members of the Board of Directors. Under these agreements, the directors and executives will receive monthly payments for twelve to fifteen years, respectively, after retirement. These benefits are substantially equivalent to those available under split-dollar life insurance policies purchased by the Bank on the lives of the directors and executives. In addition, the estimated present value of these future benefits is accrued over the period from the effective dates of the agreements until the participants’ expected retirement dates. The expense recognized under these plans for the years ended December 31, 2005, 2004 and 2003 totaled $558,000, $435,000 and $402,000, respectively.

PLUMAS BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
14.	EMPLOYEE BENEFIT PLANS (Continued)

Salary Continuation and Retirement Agreements (Continued)

In connection with these agreements, the Bank purchased single premium life insurance policies with cash surrender values totaling $8,930,000 and $8,362,000 at December 31, 2005 and 2004, respectively. Income earned on these policies, net of expenses, totaled $287,000, $349,000 and $278,000 for the years ended December 31, 2005, 2004 and 2003, respectively. Income earned on these policies is not subject to Federal and State income tax.

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

At December 31, 2005, 2004 and 2003, the Company held securities classified as available-for-sale which had unrealized (losses) gains as follows:

		Tax
	Before	Benefit	After
	Tax	(Expense)	Tax
For the Year Ended December 31, 2005

Other comprehensive loss:

Unrealized holding losses	$(1,027,000)	$423,000	$(604,000)
Reclassification adjustment for losses included in net income	(8,000)	3,000	(5,000)

Total other comprehensive loss	$(1,019,000)	$420,000	$(599,000)

For the Year Ended December 31, 2004

Other comprehensive loss:

Unrealized holding losses	$(885,000)	$362,000	$(523,000)
Reclassification adjustment for gains included in net income	235,000	(100,000)	135,000

Total other comprehensive loss	$(1,120,000)	$462,000	$(658,000)

PLUMAS BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
15.	COMPREHENSIVE INCOME (Continued)

		Tax
	Before	Benefit	After
	Tax	(Expense)	Tax
For the Year Ended December 31, 2003

Other comprehensive loss:

Unrealized holding losses	$(87,000)	$37,000	$(50,000)
Reclassification adjustment for gains included in net income	328,000	(134,000)	194,000

Total other comprehensive loss	$(415,000)	$171,000	$(244,000)

16.	DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS

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

The following methods and assumptions were used by management to estimate the fair value of its financial instruments at December 31, 2005 and 2004:

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

Bank owned life insurance: The fair values of bank owned life insurance policies are based on current cash surrender values at each reporting date provided by the insurers.

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

Commitments to extend credit and letters of credit: The fair value of commitments are estimated using the fees currently charged to enter into similar agreements. Commitments to extend credit are primarily for variable rate loans and letters of credit. For these commitments, there is no significant difference between the committed amounts and their fair values and therefore, is not included in the table below.

The estimated fair values of the Company’s financial instruments are as follows:

	December 31, 2005		December 31, 2004
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Financial assets:
Cash and cash equivalents	$24,596,000	$24,596,000	$11,444,000	$11,444,000
Investment securities	97,844,000	97,712,000	113,252,000	113,390,000
Loans	319,156,000	320,540,000	263,931,000	265,492,000
Cash surrender value of life insurance policies	8,930,000	8,930,000	8,362,000	8,362,000
Accrued interest receivable	2,673,000	2,673,000	2,451,000	2,451,000

Financial liabilities:
Deposits	$426,560,000	$426,437,000	$378,567,000	$378,612,000
Junior subordinated deferrable interest debentures	10,310,000	10,310,000	6,186,000	6,186,000
Accrued interest payable	484,000	484,000	271,000	271,000

PLUMAS BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
17.	INTANGIBLE ASSETS

During 2003, the Company acquired certain assets and liabilities of the Kings Beach, Loyalton, Portola, Quincy and Truckee branches of Placer Sierra Bank. Upon acquisition, premises and equipment were valued at fair value and a core deposit premium was recorded as an intangible asset. This core deposit premium, along with core deposit premiums from previous acquisitions, is amortized using the straight-line method over ten years. Annually, the intangible asset is analyzed for impairment. At December 31, 2005, 2004 and 2003, no impairment of the intangible asset has been recognized in the consolidated financial statements. Amortization expense totaled $301,000, $299,000 and $161,000 for the years ended December 31, 2005, 2004 and 2003, respectively. Unamortized core deposit premiums related to acquisitions totaled $1,638,000 and $1,939,000 at December 31, 2005 and 2004, respectively. The estimated intangible amortization is $301,000 for each year through December 31, 2010.

18.	SUBSEQUENT EVENT

On March 3, 2006, the company purchased land in Quincy, California for $1,205,000 in cash, to be utilized as a future administrative office location.

PLUMAS BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
19.	PARENT ONLY CONDENSED FINANCIAL STATEMENTS
CONDENSED BALANCE SHEET
December 31, 2005 and 2004

	2005	2004
ASSETS
Cash and cash equivalents	$2,409,000	$8,000
Investment in bank subsidiary	38,158,000	33,429,000
Other assets	896,000	645,000

Total assets	$41,463,000	$34,082,000

LIABILITIES AND SHAREHOLDERS’ EQUITY

Other liabilities	$16,000	$5,000
Junior subordinated deferrable interest debentures	10,310,000	6,186,000

Total liabilities	10,326,000	6,191,000

Shareholders’ equity:
Common stock	4,412,000	4,013,000
Retained earnings	27,816,000	24,370,000
Accumulated other comprehensive loss	(1,091,000)	(492,000)

Total shareholders’ equity	31,137,000	27,891,000

Total liabilities and shareholders’ equity	$41,463,000	$34,082,000

CONDENSED STATEMENT OF INCOME
For the Years Ended December 31, 2005, 2004 and 2003

	2005	2004	2003
Income:
Dividends declared by bank subsidiary	$840,000	$1,250,000	$812,000
Earnings from investment in Plumas Statutory Trusts I and II	14,000	9,000	11,000

Total income	854,000	1,259,000	823,000

Expenses:
Interest on junior subordinated deferrable interest debentures	479,000	305,000	288,000
Other expenses	611,000	335,000	347,000

Total expenses	1,090,000	640,000	635,000

(Loss) income before equity in undistributed income of subsidiary	(236,000)	619,000	188,000

Equity in undistributed income of subsidiary	4,328,000	2,771,000	2,839,000

Income before income taxes	4,092,000	3,390,000	3,027,000

Income tax benefit	436,000	256,000	254,000

Net income	$4,528,000	$3,646,000	$3,281,000

PLUMAS BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
19.	PARENT ONLY CONDENSED FINANCIAL STATEMENTS (Continued)
CONDENSED STATEMENT OF CASH FLOWS
For the Years Ended December 31, 2005, 2004 and 2003

	2005	2004	2003
Cash flows from operating activities:
Net income	$4,528,000	$3,646,000	$3,281,000
Adjustments to reconcile net income to net cash provided by operating activities:
Undistributed net income of subsidiary	(4,328,000)	(2,771,000)	(2,839,000)
Increase in other assets	(127,000)	(106,000)	(62,000)
Increase (decrease) in other liabilities	11,000	(31,000)	31,000

Net cash provided by operating activities	84,000	738,000	411,000

Cash flows from investing activities:
Investment in bank subsidiary	(1,000,000)		(3,000,000)
Investment in Plumas Statutory Trust II	(124,000)

Net cash used in investing activities	(1,124,000)		(3,000,000)

Cash flows from financing activities:
Proceeds from the issuance of junior sub- ordinated deferrable interest debentures	4,124,000
Dividends paid	(1,082,000)	(914,000)	(776,000)
Proceeds from the exercise of stock Options	407,000	68,000	176,000
Cash paid for fractional shares	(8,000)

Net cash provided by (used in) financing activities	3,441,000	(846,000)	(600,000)

Increase (decrease) in cash and cash equivalents	2,401,000	(108,000)	(3,189,000)

Cash and cash equivalents at beginning of year	8,000	116,000	3,305,000

Cash and cash equivalents at end of year	$2,409,000	$8,000	$116,000

Non-cash investing activities:

Net change in unrealized (loss) gain on investment securities available-for- sale	$(1,019,000)	$(1,122,000)	$(415,000)

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
REPORT OF MANAGEMENT ON INTERNAL CONTROL OVER FINANCIAL REPORTING
     The management of Plumas Bancorp and subsidiary (the “Company”), is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934.
     Management, including the undersigned Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of our internal control over financial reporting presented in conformity with accounting principles generally accepted in the United States of America as of December 31, 2005. In conducting its assessment, management used the criteria issued by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control — Integrated Framework. Based on this assessment, management concluded that, as of December 31, 2005, our internal control over financial reporting was effective based on those criteria.
     Management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2005, has been audited by Perry-Smith LLP an independent registered public accounting firm, as stated in their report appearing on page 45, which expresses unqualified opinions on management’s assessment and on the effectiveness of our internal control over financial reporting as of December 31, 2005.

/s/ D. N. BIDDLE
Mr. Douglas N. Biddle
President and Chief Executive Officer

/s/ ANDREW RYBACK

Mr. Andrew J. Ryback
Executive Vice President and Chief Financial Officer

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
ON INTERNAL CONTROL OVER FINANCIAL REPORTING
The Board of Directors
Plumas Bancorp and Subsidiary
     We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that Plumas Bancorp and subsidiary (the “Company”) maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO criteria”). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.
     We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
     A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
     Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
ON INTERNAL CONTROL OVER FINANCIAL REPORTING
(Continued)
     In our opinion, management’s assessment that Plumas Bancorp and subsidiary maintained effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on the COSO criteria. Also in our opinion, Plumas Bancorp and subsidiary maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on the COSO criteria.
     We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Plumas Bancorp and subsidiary as of December 31, 2005 and 2004, and the related consolidated statements of income, changes in shareholders’ equity and comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 2005 and our report dated March 3, 2006 expressed an unqualified opinion.
/s/ PERRY-SMITH LLP
Sacramento, California
March 3, 2006
ITEM 9B. OTHER INFORMATION
None.
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
PART IV
ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K
(a) Exhibits
     The following documents are included or incorporated by reference in this Annual Report on Form 10K.

3.1	Articles of Incorporation as amended of Registrant included as exhibit 3.1 to the Registrant’s Form S-4, File No. 333-84534, which is incorporated by reference herein.

3.2	Bylaws of Registrant included as exhibit 3.2 to the Registrant’s Form S-4, File No. 333-84534, which is incorporated by reference herein.

3.3	Amendment of the Articles of Incorporation of Registrant dated November 1, 2002.

3.4	Amendment of the Articles of Incorporation of Registrant dated August 17, 2005.

4	Specimen form of certificate for Plumas Bancorp included as exhibit 4 to the Registrant’s Form S-4, File No. 333-84534, which is incorporated by reference herein.

10.1	Executive Salary Continuation Agreement of Andrew J. Ryback dated August 23, 2005, is included as Exhibit 10.1 to the Registrant’s 8-K filed on October 17, 2005, which is incorporated by this reference herein.

10.2	Split Dollar Agreement of Andrew J. Ryback dated August 23, 2005, is included as Exhibit 10.2 to the Registrant’s 8-K filed on October 17, 2005, which is incorporated by this reference herein.

10.3	Executive Salary Continuation Agreement as amended of William E. Elliott dated October 13, 1993, is included as Exhibit 10.3 to the Registrant’s 10-QSB for June 30, 2002, which is incorporated by this reference herein.

10.4	Split Dollar Agreements of William E. Elliott dated January 23, 2002, is included as Exhibit 10.4 to the Registrant’s 10-QSB for June 30, 2002, which is incorporated by this reference herein.

10.5	Employment Agreement of Douglas N. Biddle dated January 1, 2006 is included as Exhibit 10.5 to the Registrant’s 8-K filed on March 15, 2006, which is incorporated by this reference herein.

10.6	Executive Salary Continuation Agreement as amended of Douglas N. Biddle dated June 2, 1994, is included as Exhibit 10.6 to the Registrant’s 10-QSB for June 30, 2002, which is incorporated by this reference herein.

10.7	Split Dollar Agreements of Douglas N. Biddle dated January 24, 2002, is included as Exhibit 10.7 to the Registrant’s 10-QSB for June 30, 2002, which is incorporated by this reference herein.

10.9	Executive Salary Continuation Agreement as amended of Dennis C. Irvine dated June 2, 1994, is included as Exhibit 10.9 to the Registrant’s 10-QSB for June 30, 2002, which is incorporated by this reference herein.

10.10	Split Dollar Agreements of Dennis C. Irvine dated January 24, 2002, is included as Exhibit 10.10 to the Registrant’s 10-QSB for June 30, 2002, which is incorporated by this reference herein.

10.11	First Amendment to Executive Salary Continuation Agreement of Robert T. Herr dated September 15, 2004, is included as Exhibit 10.11 to the Registrant’s 8-K filed on September 17, 2004, which is incorporated by this reference herein.

10.13	Deferred Fee Agreement as amended of Jerry V. Kehr dated August 19, 1998, is included as Exhibit 10.13 to the Registrant’s 10-QSB for June 30, 2002, which is incorporated by this reference herein.

10.14	Amended and Restated Director Retirement Agreement of Jerry V. Kehr dated April 28, 2000, is included as Exhibit 10.14 to the Registrant’s 10-QSB for June 30, 2002, which is incorporated by this reference herein.

10.15	Consulting Agreement of Jerry V. Kehr dated May 10, 2000, is included as Exhibit 10.15 to the Registrant’s 10-QSB for June 30, 2002, which is incorporated by this reference herein.

10.16	Deferred Fee Agreement of Jerry V. Kehr dated December 21, 2005 is included as Exhibit 10.16 to the Registrant’s 8-K filed on March 15, 2006, which is incorporated by this reference herein.

10.18	Amended and Restated Director Retirement Agreement of Daniel E. West dated May 10, 2000, is included as Exhibit 10.18 to the Registrant’s 10-QSB for June 30, 2002, which is incorporated by this reference herein.

10.19	Consulting Agreement of Daniel E. West dated May 10, 2000, is included as Exhibit 10.19 to the Registrant’s 10-QSB for June 30, 2002, which is incorporated by this reference herein.

10.20	Split Dollar Agreements of Robert T. Herr dated September 15, 2004, is included as Exhibit 10.20 to the Registrant’s 8-K filed on September 17, 2004, which is incorporated by this reference herein.

10.21	Amended and Restated Director Retirement Agreement of Alvin G. Blickenstaff dated April 19, 2000, is included as Exhibit 10.21 to the Registrant’s 10-QSB for June 30, 2002, which is incorporated by this reference herein.

10.22	Consulting Agreement of Alvin G. Blickenstaff dated May 8, 2000, is included as Exhibit 10.22 to the Registrant’s 10-QSB for June 30, 2002, which is incorporated by this reference herein.

10.24	Amended and Restated Director Retirement Agreement of Gerald W. Fletcher dated May 10, 2000, is included as Exhibit 10.24 to the Registrant’s 10-QSB for June 30, 2002, which is incorporated by this reference herein.

10.25	Consulting Agreement of Gerald W. Fletcher dated May 10, 2000, is included as Exhibit 10.25 to the Registrant’s 10-QSB for June 30, 2002, which is incorporated by this reference herein.

10.27	Amended and Restated Director Retirement Agreement of Arthur C. Grohs dated May 9, 2000, is included as Exhibit 10.27 to the Registrant’s 10-QSB for June 30, 2002, which is incorporated by this reference herein.

10.28	Consulting Agreement of Arthur C. Grohs dated May 9, 2000, is included as Exhibit 10.28 to the Registrant’s 10-QSB for June 30, 2002, which is incorporated by this reference herein.

10.30	Amended and Restated Director Retirement Agreement of Christine McArthur dated May 12, 2000, is included as Exhibit 10.30 to the Registrant’s 10-QSB for June 30, 2002, which is incorporated by this reference herein.

10.31	Consulting Agreement of Christine McArthur dated May 12, 2000, is included as Exhibit 10.31 to the Registrant’s 10-QSB for June 30, 2002, which is incorporated by this reference herein.

10.33	Amended and Restated Director Retirement Agreement of Terrance J. Reeson dated April 19, 2000, is included as Exhibit 10.33 to the Registrant’s 10-QSB for June 30, 2002, which is incorporated by this reference herein.

10.34	Consulting Agreement of Terrance J. Reeson dated May 10, 2000, is included as Exhibit 10.34 to the Registrant’s 10-QSB for June 30, 2002, which is incorporated by this reference herein.

10.39	Deferred Fee Agreement of Thomas Watson dated March 3, 2001, is included as Exhibit 10.39 to the Registrant’s 10-QSB for June 30, 2002, which is incorporated by this reference herein.

10.40	Form of Indemnification Agreement, is included as Exhibit 10.41 to the Registrant’s 10-QSB for June 30, 2002, which is incorporated by this reference herein.

10.41	2001 Stock Option Plan as amended is included as exhibit 99.1 of the Form S-8 filed July 23, 2002, File No. 333-96957.

10.42	1991 Stock Option Plan on Form S-8 filed August 19, 2002, File No. 333-98319.

10.43	Plumas Bank 401(k) Profit Sharing Plan as amended is included as exhibit 99.1 of the Form S-8 filed February 14, 2003, File No. 333-103229.

10.44	Executive Salary Continuation Agreement of Robert T. Herr dated June 4, 2002, is included as Exhibit 10.44 to the Registrant’s 10-Q for March 31, 2003, which is incorporated by this reference herein.

10.46	1991 Stock Option Plan as amended is included as Exhibit 10.46 to the Registrant’s 10-Q for September 30, 2004, which is incorporated by this reference herein.

10.47	Specimen form of Incentive Stock Option Agreement under the 1991 Stock Option Plan is included as Exhibit 10.47 to the Registrant’s 10-Q for September 30, 2004, which is incorporated by this reference herein.

10.48	Specimen form of Non-Qualified Stock Option Agreement under the 1991 Stock Option Plan is included as Exhibit 10.48 to the Registrant’s 10-Q for September 30, 2004, which is incorporated by this reference herein.

10.59	Director Retirement Agreement of Thomas Watson dated May 1, 2003, is included as Exhibit 10.59 to the Registrant’s 10-Q for June 30, 2003, which is incorporated by this reference herein.

10.60	Consulting Agreement of Thomas Watson dated May 1, 2003, is included as Exhibit 10.60 to the Registrant’s 10-Q for June 30, 2003, which is incorporated by this reference herein.

10.62	Deferred Fee Agreement of Thomas Watson dated December 23, 2004, is included as Exhibit 10.62 to the Registrant’s 8-K filed on January 6, 2005, which is incorporated by this reference herein.

10.63	Deferred Fee Agreement of Jerry V. Kehr dated December 24, 2004, is included as Exhibit 10.63 to the Registrant’s 8-K filed on January 6, 2005, which is incorporated by this reference herein.

11	Computation of per share earnings appears in the attached 10-K under Item 8 Financial Statements — Plumas Bancorp and Subsidiary Notes to Consolidated Financial Statements as Footnote 10 – Shareholders’ Equity.

13.01	Form 10-Q for the quarterly period ended March 31, 2005.

13.02	Form 10-Q for the quarterly period ended June 30, 2005.

13.03	Form 10-Q for the quarterly period ended September 30, 2005.

21.01	Plumas Bank — California.

21.02	Plumas Statutory Trust I – Connecticut.

21.03	Plumas Statutory Trust II – Connecticut.

23	Independent Auditor’s Consent letter dated March 15, 2006.

31.1	Rule 13a-14(a) [Section 302] Certification of Principal Financial Officer dated March 13, 2006.

31.2	Rule 13a-14(a) [Section 302] Certification of Principal Executive Officer dated March 13, 2006.

32.1	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 dated March 13, 2006.

32.2	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 dated March 13, 2006.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
PLUMAS BANCORP
(Registrant)
Date: March 14, 2006

/s/ D. N. BIDDLE
Douglas N. Biddle
President/Chief Executive Officer

/s/ ANDREW RYBACK

Andrew J. Ryback
Executive Vice President/Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

/s/ DANIEL E. WEST

Daniel E. West, Director and Chairman of the Board	Dated: March 15, 2006

/s/ TERRANCE J. REESON

Terrance J. Reeson, Director and Vice Chairman of the Board	Dated: March 15, 2006

/s/ D. N. BIDDLE

Douglas N. Biddle, Director	Dated: March 15, 2006

/s/ ALVIN G. BLICKENSTAFF

Alvin G. Blickenstaff, Director	Dated: March 15, 2006

/s/ W. E. ELLIOTT

William E. Elliott, Director	Dated: March 15, 2006

/s/ GERALD W. FLETCHER

Gerald W. Fletcher, Director	Dated: March 15, 2006

/s/ JOHN FLOURNOY

John Flournoy, Director	Dated: March 15, 2006

/s/ ARTHUR C. GROHS

Arthur C. Grohs, Director	Dated: March 15, 2006

/s/ JERRY V. KEHR

Jerry V. Kehr, Director	Dated: March 15, 2006

/s/ CHRISTINE MCARTHUR

Christine McArthur, Director	Dated: March 15, 2006

/s/ THOMAS WATSON

Thomas Watson, Director	Dated: March 15, 2006