Form 10-K/A
period 2005-12-31
PLUMAS BANCORP
filed 2006-04-19
CIK 1168455

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K/A
Amendment No. 1

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
☑ Yes ☐ No
     Indicated by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this form 10-K. ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act (check one):
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
     Documents Incorporated by Reference: Portions of the definitive proxy statement for the 2006 Annual Meeting of Shareholders filed with the Securities and Exchange Commission pursuant to SEC Regulation 14A are incorporated by reference in Part III, Items 10-14.

EXPLANATORY NOTE
This Amendment No. 1 to the Company’s Annual Report on Form 10-K is solely for the purpose of re-filing Exhibits 23, 31.1 and 31.2 as a result of typographical errors in Exhibit 23, Exhibit 31.1 and Exhibit 31.2 filed with the original 2005 10-K filed on March 16, 2006 (“Original Report”).
This Amendment No. 1 does not reflect events occurring after the filing of the Original Report or modify or update the disclosures therein in any way other than as described above.

2

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K
SIGNATURES
EXHIBIT 23
EXHIBIT 31.1
EXHIBIT 31.2

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K
     (a) Exhibits

3.1	Articles of Incorporation as amended of Registrant included as exhibit 3.1 to the Registrant’s Form S-4, File No. 333-84534, which is incorporated by reference herein.

3.2	Bylaws of Registrant included as exhibit 3.2 to the Registrant’s Form S-4, File No. 333-84534, which is incorporated by reference herein.

3.3	Amendment of the Articles of Incorporation of Registrant dated November 1, 2002.

3.4	Amendment of the Articles of Incorporation of Registrant dated August 17, 2005.

4	Specimen form of certificate for Plumas Bancorp included as exhibit 4 to the Registrant’s Form S-4, File No. 333-84534, which is incorporated by reference herein.

10.1	Executive Salary Continuation Agreement of Andrew J. Ryback dated August 23, 2005, is included as Exhibit 10.1 to the Registrant’s 8-K filed on October 17, 2005, which is incorporated by this reference herein.

10.2	Split Dollar Agreement of Andrew J. Ryback dated August 23, 2005, is included as Exhibit 10.2 to the Registrant’s 8-K filed on October 17, 2005, which is incorporated by this reference herein.

10.3	Executive Salary Continuation Agreement as amended of William E. Elliott dated October 13, 1993, is included as Exhibit 10.3 to the Registrant’s 10-QSB for June 30, 2002, which is incorporated by this reference herein.

10.4	Split Dollar Agreements of William E. Elliott dated January 23, 2002, is included as Exhibit 10.4 to the Registrant’s 10-QSB for June 30, 2002, which is incorporated by this reference herein.

10.5	Employment Agreement of Douglas N. Biddle dated January 1, 2006 is included as Exhibit 10.5 to the Registrant’s 8-K filed on March 15, 2006, which is incorporated by this reference herein.

10.6	Executive Salary Continuation Agreement as amended of Douglas N. Biddle dated June 2, 1994, is included as Exhibit 10.6 to the Registrant’s 10-QSB for June 30, 2002, which is incorporated by this reference herein.

10.7	Split Dollar Agreements of Douglas N. Biddle dated January 24, 2002, is included as Exhibit 10.7 to the Registrant’s 10-QSB for June 30, 2002, which is incorporated by this reference herein.

10.9	Executive Salary Continuation Agreement as amended of Dennis C. Irvine dated June 2, 1994, is included as Exhibit 10.9 to the Registrant’s 10-QSB for June 30, 2002, which is incorporated by this reference herein.

10.10	Split Dollar Agreements of Dennis C. Irvine dated January 24, 2002, is included as Exhibit 10.10 to the Registrant’s 10-QSB for June 30, 2002, which is incorporated by this reference herein.

10.11	First Amendment to Executive Salary Continuation Agreement of Robert T. Herr dated September 15, 2004, is included as Exhibit 10.11 to the Registrant’s 8-K filed on September 17, 2004, which is incorporated by this reference herein.

10.13	Deferred Fee Agreement as amended of Jerry V. Kehr dated August 19, 1998, is included as Exhibit 10.13 to the Registrant’s 10-QSB for June 30, 2002, which is incorporated by this reference herein.

10.14	Amended and Restated Director Retirement Agreement of Jerry V. Kehr dated April 28, 2000, is included as Exhibit 10.14 to the Registrant’s 10-QSB for June 30, 2002, which is incorporated by this reference herein.

10.15	Consulting Agreement of Jerry V. Kehr dated May 10, 2000, is included as Exhibit 10.15 to the Registrant’s 10-QSB for June 30, 2002, which is incorporated by this reference herein.

10.16	Deferred Fee Agreement of Jerry V. Kehr dated December 21, 2005 is included as Exhibit 10.16 to the Registrant’s 8-K filed on March 15, 2006, which is incorporated by this reference herein.

10.18	Amended and Restated Director Retirement Agreement of Daniel E. West dated May 10, 2000, is included as Exhibit 10.18 to the Registrant’s 10-QSB for June 30, 2002, which is incorporated by this reference herein.

10.19	Consulting Agreement of Daniel E. West dated May 10, 2000, is included as Exhibit 10.19 to the Registrant’s 10-QSB for June 30, 2002, which is incorporated by this reference herein.

10.20	Split Dollar Agreements of Robert T. Herr dated September 15, 2004, is included as Exhibit 10.20 to the Registrant’s 8-K filed on September 17, 2004, which is incorporated by this reference herein.

10.21	Amended and Restated Director Retirement Agreement of Alvin G. Blickenstaff dated April 19, 2000, is included as Exhibit 10.21 to the Registrant’s 10-QSB for June 30, 2002, which is incorporated by this reference herein.

10.22	Consulting Agreement of Alvin G. Blickenstaff dated May 8, 2000, is included as Exhibit 10.22 to the Registrant’s 10-QSB for June 30, 2002, which is incorporated by this reference herein.

10.24	Amended and Restated Director Retirement Agreement of Gerald W. Fletcher dated May 10, 2000, is included as Exhibit 10.24 to the Registrant’s 10-QSB for June 30, 2002, which is incorporated by this reference herein.

10.25	Consulting Agreement of Gerald W. Fletcher dated May 10, 2000, is included as Exhibit 10.25 to the Registrant’s 10-QSB for June 30, 2002, which is incorporated by this reference herein.

10.27	Amended and Restated Director Retirement Agreement of Arthur C. Grohs dated May 9, 2000, is included as Exhibit 10.27 to the Registrant’s 10-QSB for June 30, 2002, which is incorporated by this reference herein.

10.28	Consulting Agreement of Arthur C. Grohs dated May 9, 2000, is included as Exhibit 10.28 to the Registrant’s 10-QSB for June 30, 2002, which is incorporated by this reference herein.

10.30	Amended and Restated Director Retirement Agreement of Christine McArthur dated May 12, 2000, is included as Exhibit 10.30 to the Registrant’s 10-QSB for June 30, 2002, which is incorporated by this reference herein.

10.31	Consulting Agreement of Christine McArthur dated May 12, 2000, is included as Exhibit 10.31 to the Registrant’s 10-QSB for June 30, 2002, which is incorporated by this reference herein.

10.33	Amended and Restated Director Retirement Agreement of Terrance J. Reeson dated April 19, 2000, is included as Exhibit 10.33 to the Registrant’s 10-QSB for June 30, 2002, which is incorporated by this reference herein.

10.34	Consulting Agreement of Terrance J. Reeson dated May 10, 2000, is included as Exhibit 10.34 to the Registrant’s 10-QSB for June 30, 2002, which is incorporated by this reference herein.

10.39	Deferred Fee Agreement of Thomas Watson dated March 3, 2001, is included as Exhibit 10.39 to the Registrant’s 10-QSB for June 30, 2002, which is incorporated by this reference herein.

10.40	Form of Indemnification Agreement, is included as Exhibit 10.41 to the Registrant’s 10-QSB for June 30, 2002, which is incorporated by this reference herein.

10.41	2001 Stock Option Plan as amended is included as exhibit 99.1 of the Form S-8 filed July 23, 2002, File No. 333-96957.

10.42	1991 Stock Option Plan on Form S-8 filed August 19, 2002, File No. 333-98319.

10.43	Plumas Bank 401(k) Profit Sharing Plan as amended is included as exhibit 99.1 of the Form S-8 filed February 14, 2003, File No. 333-103229.

10.44	Executive Salary Continuation Agreement of Robert T. Herr dated June 4, 2002, is included as Exhibit 10.44 to the Registrant’s 10-Q for March 31, 2003, which is incorporated by this reference herein.

10.46	1991 Stock Option Plan as amended is included as Exhibit 10.46 to the Registrant’s 10-Q for September 30, 2004, which is incorporated by this reference herein.

10.47	Specimen form of Incentive Stock Option Agreement under the 1991 Stock Option Plan is included as Exhibit 10.47 to the Registrant’s 10-Q for September 30, 2004, which is incorporated by this reference herein.

10.48	Specimen form of Non-Qualified Stock Option Agreement under the 1991 Stock Option Plan is included as Exhibit 10.48 to the Registrant’s 10-Q for September 30, 2004, which is incorporated by this reference herein.

10.59	Director Retirement Agreement of Thomas Watson dated May 1, 2003, is included as Exhibit 10.59 to the Registrant’s 10-Q for June 30, 2003, which is incorporated by this reference herein.

10.60	Consulting Agreement of Thomas Watson dated May 1, 2003, is included as Exhibit 10.60 to the Registrant’s 10-Q for June 30, 2003, which is incorporated by this reference herein.

10.62	Deferred Fee Agreement of Thomas Watson dated December 23, 2004, is included as Exhibit 10.62 to the Registrant’s 8-K filed on January 6, 2005, which is incorporated by this reference herein.

10.63	Deferred Fee Agreement of Jerry V. Kehr dated December 24, 2004, is included as Exhibit 10.63 to the Registrant’s 8-K filed on January 6, 2005, which is incorporated by this reference herein.

11	Computation of per share earnings appears in the attached 10-K under Item 8 Financial Statements — Plumas Bancorp and Subsidiary Notes to Consolidated Financial Statements as Footnote 10 – Shareholders’ Equity.

21.01	Plumas Bank — California.

21.02	Plumas Statutory Trust I – Connecticut.

21.03	Plumas Statutory Trust II – Connecticut.

23	Independent Auditor’s Consent letter dated April 18, 2006.

31.1	Rule 13a-14(a) [Section 302] Certification of Principal Financial Officer dated April 19, 2006.

31.2	Rule 13a-14(a) [Section 302] Certification of Principal Executive Officer dated April 19, 2006.

32.1	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 dated March 13, 2006 is filed with the Original Report.

32.2	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 dated March 13, 2006 is filed with the Original Report.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this amended report to be signed on its behalf by the undersigned, thereunto duly authorized.
PLUMAS BANCORP
(Registrant)
Date: April 19, 2006

/s/ D. N. BIDDLE
Douglas N. Biddle
President/Chief Executive Officer

/s/ ANDREW RYBACK
Andrew J. Ryback
Executive Vice President/Chief
Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this amended report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

/s/ DANIEL E. WEST

Daniel E. West, Director and Chairman of the Board	Dated: April 19, 2006

/s/ TERRANCE J. REESON

Terrance J. Reeson, Director and Vice Chairman of the Board	Dated: April 19, 2006

/s/ D. N. BIDDLE

Douglas N. Biddle, Director	Dated: April 19, 2006

/s/ ALVIN G. BLICKENSTAFF

Alvin G. Blickenstaff, Director	Dated: April 19, 2006

/s/ W. E. ELLIOTT

William E. Elliott, Director	Dated: April 19, 2006

/s/ GERALD W. FLETCHER

Gerald W. Fletcher, Director	Dated: April 19, 2006

/s/ JOHN FLOURNOY

John Flournoy, Director	Dated: April 19, 2006

/s/ ARTHUR C. GROHS

Arthur C. Grohs, Director	Dated: April 19, 2006

/s/ JERRY V. KEHR

Jerry V. Kehr, Director	Dated: April 19, 2006

/s/ CHRISTINE MCARTHUR

Christine McArthur, Director	Dated: April 19, 2006

/s/ THOMAS WATSON

Thomas Watson, Director	Dated: April 19, 2006