Form 10-Q
period 2006-03-31
PLUMAS BANCORP
filed 2006-05-10
CIK 1168455

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED March 31, 2006

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
Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of May 5, 2006; 4,998,239 shares

PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
PLUMAS BANCORP
CONDENSED CONSOLIDATED BALANCE SHEET
(Unaudited)
(In thousands, except share data)

	March 31,	December 31,
	2006	2005
Assets
Cash and due from banks	$14,701	$17,271
Federal funds sold	13,655	7,325

Cash and cash equivalents	28,356	24,596
Investment securities (fair value of $89,435 at March 31, 2006 and $97,712 at December 31, 2005)	89,529	97,844
Loans, less allowance for loan losses of $3,436 at March 31, 2006 and $3,256 at December 31, 2005 (Notes 3 and 4)	320,251	319,156
Premises and equipment, net	12,996	11,404
Intangible assets, net	1,563	1,638
Bank owned life insurance	9,007	8,930
Accrued interest receivable and other assets	9,430	9,235

Total assets	$471,132	$472,803

Liabilities and Shareholders’ Equity

Deposits:
Non-interest bearing	$127,632	$129,734
Interest bearing	296,045	296,826

Total deposits	423,677	426,560
Accrued interest payable and other liabilities	4,829	4,796
Junior subordinated deferrable interest debentures	10,310	10,310

Total liabilities	438,816	441,666

Commitments and contingencies (Note 4)	—	—

Shareholders’ equity (Notes 5 and 8):
Serial preferred stock, no par value; 10,000,000 shares authorized, none issued	—	—
Common stock, no par value; 22,500,000 shares authorized; issued and outstanding – 4,997,618 shares at March 31, 2006 and 4,976,654 shares at December 31, 2005	4,473	4,412
Retained earnings	29,033	27,816
Accumulated other comprehensive loss (Note 6)	(1,190)	(1,091)

Total shareholders’ equity	32,316	31,137

Total liabilities and shareholders’ equity	$471,132	$472,803

See notes to unaudited condensed consolidated financial statements.

PLUMAS BANCORP
CONDENSED CONSOLIDATED STATEMENT OF INCOME
(In thousands, except per share data)

	Unaudited
	For the Three Months
	Ended March 31,
	2006	2005
Interest Income:
Interest and fees on loans	$6,004	$4,809
Interest on investment securities:
Taxable	687	710
Exempt from Federal income taxes	131	140
Interest on Federal funds sold	117	1

Total interest income	6,939	5,660

Interest Expense:
Interest on deposits	1,361	796
Interest on Federal Home Loan Bank advances	—	35
Interest on junior subordinated deferrable interest debentures	183	90
Other	4	2

Total interest expense	1,548	923

Net interest income before provision for loan losses	5,391	4,737
Provision for Loan Losses	300	300

Net interest income after provision for loan losses	5,091	4,437
Non-Interest Income:
Service charges	761	730
Loss on sale of loans	(4)	—
Loss on sale of available-for-sale investment securities, net	—	(8)
Loss on sale of other real estate and vehicles, net	—	(15)
Earnings on Bank owned life insurance policies	94	92
Other	261	310

Total non-interest income	1,112	1,109

Non-Interest Expenses:
Salaries and employee benefits	2,537	2,403
Occupancy and equipment	750	756
Other	1,023	1,042

Total non-interest expenses	4,310	4,201

Income before provision for income taxes	1,893	1,345
Provision for Income Taxes	718	448

Net income	$1,175	$897

Basic earnings per share (Notes 5 and 8)	$0.24	$0.19

Diluted earnings per share (Notes 5 and 8)	$0.23	$0.18

See notes to unaudited condensed consolidated financial statements.

PLUMAS BANCORP
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited)
(In thousands)

	For the Three Months
	Ended March 31,
	2006	2005
Cash Flows from Operating Activities:
Net income	$1,175	$897
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	300	300
Change in deferred loan origination costs/fees, net	(246)	(271)
Depreciation and amortization	482	411
Net loss on sale of available-for-sale investment securities	—	8
Amortization of investment security premiums	122	195
Accretion of investment security discounts	(22)	(24)
Net loss on disposal/sale of premises and equipment	1	—
Net loss on sale of other real estate and vehicles	—	15
Earnings on Bank owned life insurance policies	(94)	(91)
Expenses on Bank owned life insurance policies	17	17
(Increase) decrease in accrued interest receivable and other assets	(77)	223
Increase in accrued interest payable and other liabilities	33	207

Net cash provided by operating activities	1,691	1,887

Cash Flows from Investing Activities:
Proceeds from matured and called available-for-sale investment securities	7,346	5,500
Proceeds from matured and called held-to-maturity investment securities	—	507
Proceeds from sales of available-for-sale investment securities	—	1,992
Purchases of held-to-maturity investment securities	(155)	—
Proceeds from principal repayments from available-for-sale government-guaranteed mortgage-backed securities	837	769
Proceeds from principal repayments from held-to-maturity government-guaranteed mortgage-backed securities	19	47
Net increase in loans	(1,209)	(21,746)
Proceeds from sale of other real estate and vehicles	54	20
Purchase of premises and equipment	(2,001)	(712)

Net cash provided by (used in) investing activities	4,891	(13,623)

Continued on next page.

PLUMAS BANCORP
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited)
(In thousands)
(Continued)

	For the Three Months
	Ended March 31,
	2006	2005
Cash Flows from Financing Activities:
Net increase in demand, interest bearing and savings deposits	$3,028	$3,048
Net (decrease) increase in time deposits	(5,911)	1,481
Proceeds from Federal Home Loan Bank advances	—	8,965
Proceeds from exercise of stock options	61	98

Net cash (used in) provided by financing activities	(2,822)	13,592

Increase in cash and cash equivalents	3,760	1,856
Cash and Cash Equivalents at Beginning of Year	24,596	11,444

Cash and Cash Equivalents at End of Period	$28,356	$13,300

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:
Interest expense	$1,468	$840
Income taxes	$—	$—

Non-Cash Investing Activities:
Real estate and vehicles acquired through foreclosure	$60	$14
Net change in unrealized gain on available-for-sale securities	$(99)	$(718)

Non-Cash Financing Activities:
Common stock retired in connection with the exercise of stock options	$312	$60
See notes to unaudited condensed consolidated financial statements.

PLUMAS BANCORP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1. GENERAL
Plumas Bancorp (the “Company”) was incorporated on January 17, 2002 and became the sole shareholder of Plumas Bank (the “Bank”) on June 21, 2002. The Company formed Plumas Statutory Trust I for the sole purpose of issuing trust preferred securities on September 26, 2002. The Company formed Plumas Statutory Trust II for the sole purpose of issuing trust preferred securities on September 28, 2005.
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
2. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
The condensed consolidated financial statements include the accounts of the Company and the accounts of its wholly-owned subsidiary, Plumas Bank. Plumas Statutory Trust I and Plumas Statutory Trust II are not consolidated into the Company’s consolidated financial statements and, accordingly, are accounted for under the equity method. In the opinion of management, the unaudited condensed consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the Company’s financial position at March 31, 2006 and December 31, 2005 and the results of operations and cash flows for the three-month periods ended March 31, 2006 and 2005.
The unaudited condensed consolidated financial statements of the Company have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim reporting on Form 10-Q. Accordingly, certain disclosures normally presented in the notes to the consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted. These interim financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s 2005 Annual Report to Shareholders on Form 10-K. The results of operations for the three-month periods ended March 31, 2006 and 2005 may not necessarily be indicative of future operating results. In preparing such financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the balance sheet and revenues and expenses for the periods reported. Actual results could differ significantly from those estimates.
On August 17, 2005 the Company’s Board of Directors approved a three-for-two stock split for shareholders of record at the close of business on September 2, 2005 and effective on September 16, 2005. All share and per share data in the unaudited condensed consolidated financial statements have been retroactively restated to give effect to the stock split.
Management has determined that because all of the commercial banking products and services offered by the Company are available in each branch of the Bank, all branches are located within the same economic environment and management does not allocate resources based on the performance of different lending or transaction activities, it is appropriate to aggregate the Bank branches and report them as a single operating segment. No single customer accounts for more than 10% of the revenues of the Company or the Bank.

3. LOANS
Outstanding loans are summarized below, in thousands:

	March 31,	December 31,
	2006	2005
Commercial	$39,187	$42,252
Agricultural	30,572	31,018
Real estate – mortgage	112,883	110,686
Real estate – construction and land development	56,728	56,370
Consumer	83,305	81,320

	322,675	321,646
Deferred loan costs, net	1,012	766
Allowance for loan losses	(3,436)	(3,256)

	$320,251	$319,156

4. COMMITMENTS AND CONTINGENCIES
The Company is party to claims and legal proceedings arising in the ordinary course of business. In the opinion of the Company’s management, the amount of ultimate liability with respect to such proceedings will not have a material adverse effect on the financial condition or result of operations of the Company taken as a whole.
In the normal course of business, there are various outstanding commitments to extend credit which are not reflected in the financial statements, including loan commitments of $106,597,000 and $107,500,000 and stand-by letters of credit of $1,385,000 and $1,195,000 at March 31, 2006 and December 31, 2005, respectively.
Of the loan commitments outstanding at March 31, 2006, $38,119,000 are real estate construction loan commitments that are expected to fund within the next twelve months. The remaining commitments primarily relate to revolving lines of credit or other commercial loans, and many of these are expected to expire without being drawn upon. Therefore, the total commitments do not necessarily represent future cash requirements. Each loan commitment and the amount and type of collateral obtained, if any, are evaluated on an individual basis. Collateral held varies, but may include real property, bank deposits, debt or equity securities or business assets.
Stand-by letters of credit are conditional commitments written to guarantee the performance of a customer to a third party. These guarantees are primarily related to the purchases of inventory by commercial customers and are typically short-term in nature. Credit risk is similar to that involved in extending loan commitments to customers and accordingly, evaluation and collateral requirements similar to those for loan commitments are used. The deferred liability related to the Company’s stand-by letters of credit was not significant at March 31, 2006 or December 31, 2005.

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

	For the Three Months
	Ended March 31,
	2006	2005
Earnings Per Share:
Basic earnings per share	$0.24	$0.19
Diluted earnings per share	$0.23	$0.18
Weighted Average Number of Shares Outstanding:
Basic shares	4,988,365	4,847,059
Diluted shares	5,091,231	5,124,034
There were no stock options in the three-month periods ended March 31, 2006 and March 31, 2005 considered to be antidilutive.
6. COMPREHENSIVE INCOME
Total comprehensive income for the three months ended March 31, 2006 and 2005 totaled $1,076,000 and $179,000, respectively. Comprehensive income is comprised of unrealized losses, net of taxes, on available-for-sale investment securities, which were $99,000 and $718,000 for the three months ended March 31, 2006 and 2005, respectively, together with net income.
At March 31, 2006 and December 31, 2005, accumulated other comprehensive loss totaled $1,190,000 and $1,091,000, respectively, and is reflected, net of taxes, as a component of shareholders’ equity.
7. STOCK-BASED COMPENSATION
At March 31, 2006, the Company had two stock-based compensation plans, the Plumas Bank 2001 and 1991 Stock Option Plans, which are described below. Effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123 (R), Share Based Payment (“SFAS 123 (R)”), using the modified prospective application transition method, which requires recognizing expense for options granted prior to the adoption date equal to the fair value of the unvested amounts over their remaining vesting period based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123 Accounting for Stock Based Compensation and compensation cost for all share based payments granted subsequent to January 1, 2006 based on the grant date fair values estimated in accordance with the provisions of SFAS 123 (R). There were a total of 2,500 options granted during the three-month period ending March 31, 2006 and no option grants made during the three-month period ending March 31, 2005. Results for prior periods have not been restated. Prior to January 1, 2006, the Company accounted for the Stock Option Plans under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations and accordingly did not recognize compensation expense related to outstanding stock options.
As a result of adopting SFAS 123 (R), the Company’s income before provision for income taxes and net income for the three months ended March 31, 2006 was $43,000 and $38,000, respectively, lower than if we had continued to account for share-based compensation under APB 25. Basic and diluted earnings per share for the quarter ended March 31, 2006 would have been $.24 and $.24, respectively, without the adoption of SFAS 123 (R) compared to $.24 and $.23, respectively, as reported.

SFAS 123 (R) requires the cash flows resulting from the tax benefits resulting from tax deductions in excess of the compensation cost recognized for those options (excess tax benefits) to be classified as a cash flow from financing in the statement of cash flows. These excess tax benefits were not significant for the Company.
The following table illustrates the pro forma FAS 123 (R) adjustment on consolidated net income and earnings per share had the Company recorded compensation expense in accordance with FAS 123 (R) for the three months ended March 31, 2005, dollars in thousands except per share amounts:

Net income as reported	$897
Deduct: Total stock-based compensation expense determined under the fair value based method for all awards, net of related tax effects	43

Pro forma net income	$854

Basic earnings per share – as reported	$0.19

Basic earnings per share – pro forma	$0.18

Diluted earnings per share – as reported	$0.18

Diluted earnings per share – pro forma	$0.17

8. STOCK OPTION PLANS
In 2001 and 1991, the Company established Stock Option Plans for which 995,718 shares of common stock remain reserved for issuance to employees and directors and 615,281 shares are available for future grants under incentive and nonstatutory agreements as of March 31, 2006. The plans require that the option price may not be less than the fair market value of the stock at the date the option is granted, and that the stock must be paid in full at the time the option is exercised. Payment in full for the option price must be made in cash or with Company common stock previously acquired by the optionee and held by the optionee for a period of at least six months. The options expire on dates determined by the Board of Directors, but not later than ten years from the date of grant. Upon grant, options vest ratably over a three to five year period. All options outstanding at March 31, 2006 are expected to vest. A summary of the option activity during the three months ended March 31, 2006 within the Stock Options Plans follows:

	For the Three Months Ended March 31, 2006
			Weighted Average	Average
		Weighted Average	Remaining	Intrinsic
	Shares	Exercise Price	Contractual Term	Value (in thousands)
Incentive:
Options outstanding at January 1, 2006	242,845	11.05
Options granted	—	—
Options exercised	37,416	9.65
Options cancelled	—	—

Options outstanding at March 31, 2006	205,429	11.30	6.9	$1,697

Options exercisable at March 31, 2006	102,621	9.42	5.9	$1,697

Nonstatutory:
Options outstanding at January 1, 2006	113,131	10.59
Options granted	2,500	18.79
Options exercised	—	—
Options cancelled	—	—

Options outstanding at March 31, 2006	115,631	10.77	6.4	$1,016

Options exercisable at March 31, 2006	70,386	9.15	5.5	$733

There were a total of 2,500 options granted during the three-month period ending March 31, 2006 and no option grants made during the three-month period ending March 31, 2005. The fair value of each option grant is estimated on the date of grant using a Black-Scholes option-pricing model that uses assumptions based on expected option life, expected stock volatility, risk free interest rate, and dividend yield. The Company uses historical data to estimate expected option life. Stock volatility is based on the historical volatility of the Company’s stock. The risk-free rate is based on the U. S. Treasury yield curve for the periods within the contractual life of the options in effect at the time of grant. Assumptions used for the grants made in the first quarter of 2006 are as follows:

	For the Three Months Ended
	March 31, 2006	March 31, 2005
Weighted average fair value of options granted	4.60	$	N/A
Dividend yield	1.2%		N/A
Expected volatility	16.7%		N/A
Risk-free interest rate	4.6%		N/A
Expected option life in years	5.0		N/A
As of March 31, 2006, there was $469,000 of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the 1991 Plan and 2001 Plan. That cost is expected to be realized over a weighted average period of 1.95 years. The total intrinsic value of options exercised during the quarters ended March 31, 2006 and 2005 was $358,000 and $369,000 respectively. The total fair value of shares vested during the quarters ended March 31, 2006 and 2005 was $15,000 and $7,000 respectively.
9. RECENT ACCOUNTING DEVELOPMENTS
In March 2006, the Financial Accounting Standards Board (FASB) issued Statement No. 156 (SFAS 156), Accounting for Servicing of Financial Assets – An Amendment of FASB Statement No. 140. SFAS 156 requires that a servicing asset or liability be recognized each time a contract to service a financial asset is entered into, requires that all separately recognized servicing assets and servicing liabilities be initially measured at fair value, if practicable, and permits the subsequent measurement of servicing assets and servicing liabilities based on the amortization method or the fair value measurement method. SFAS 156 also permits a one-time reclassification of available-for-sale securities to trading securities provided that the available-for-sale securities are identified in some manner as offsetting the entity’s exposure to changes in the fair value of servicing assets or servicing liabilities that are subsequently measured at fair value. SFAS 156 will become effective as of the beginning of the first fiscal year that begins after September 15, 2006. Earlier adoption is permitted at the beginning of an entity’s fiscal year provided the entity has not yet issued financial statements, including interim financial statements, for any period of that fiscal year.
The Company will apply the requirements for recognition and initial measurement of servicing assets and servicing liabilities prospectively to all transactions entered into on or after January 1, 2007. Management has not completed its evaluation of the impact of SFAS 156 but believes that the effect on the Company’s financial position and results of operations will not be material.
10. SUBSEQUENT EVENTS
On April 21, 2006, the Company declared a common stock cash dividend of $0.13 per share for the second quarter of 2006. The dividend will be payable on May 15, 2006 to its shareholders of record on May 1, 2006.

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
The following discussion and analysis sets forth certain statistical information relating to the Company as of March 31, 2006 and December 31, 2005 and for the three month periods ended March 31, 2006 and 2005. This discussion should be read in conjunction with the condensed consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q and the consolidated financial statements and notes thereto included in Plumas Bancorp’s Annual Report filed on Form 10-K for the year ended December 31, 2005.
STOCK SPLIT
On August 17, 2005 the Company’s Board of Directors approved a three-for-two stock split for shareholders of record at the close of business on September 2, 2005 and effective on September 16, 2005. All share and per share data in the unaudited condensed consolidated financial statements have been retroactively restated to give effect to the stock split.
CASH DIVIDEND
On April 21, 2006, the Company declared a common stock cash dividend of $0.13 per share for the second quarter of 2006. The dividend will be payable on May 15, 2006 to its shareholders of record on May 1, 2006.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES
On January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123 (R), Share Based Payment (“SFAS 123(R)”) using the modified prospective transition method. Prior to adoption of this statement, the Company accounted for its share-based employee compensation plans under the recognition and measurement provisions of APB Opinion No. 25, Accounting for Stock-Based Compensation. See Note 7 and 8 to the Condensed Consolidated Financial Statements for additional information related to implementation of SFAS 123(R). There have been no other changes to the Company’s critical accounting policies from those disclosed in the Company’s 2005 Annual Report to Shareholders’ on Form 10-K.
This discussion should be read in conjunction with our unaudited condensed consolidated financial statements, including the notes thereto, appearing elsewhere in this report.
OVERVIEW
The Company’s net income increased $278 thousand, or 31%, to $1,175,000 for the three months ended March 31, 2006 from $897,000 for the same period in 2005. The primary contributor to the increase in net income for the first three months of 2006 was a $1.3 million increase in interest income. The positive effects on net income of the interest income growth were offset by a $625 thousand increase in interest expense, an increase in salaries and benefits of $134 thousand and an increase in the provision for income taxes of $270 thousand.
Total assets at March 31, 2006 were $471 million, a slight decrease of $1.7 million from the $473 million at December 31, 2005. The change in the mix in assets resulted from the scheduled maturity during the first quarter of 2006 of several investment securities, which in total declined $8.3 million, or 8%, to $89.5 million at March 31, 2006 from $97.8 million at December 31, 2005. The decline in investment securities was largely offset by growth in the Federal funds sold balances, which increased $6.3 million, or 86%, to $13.6 million at March 31, 2006 from $7.3 million at December 31, 2005. Loans also increased slightly; up $1.1 million to $320 million at March 31, 2006 from 319 million for the same period in 2005. Deposits declined $2.9 million, or less than 1%, to $424 million at March 31, 2006 from $427 million at December 31, 2005.
The annualized return on average assets was 1.02% for the three months ended March 31, 2006 up from 0.86% for the same period in 2005. The annualized return on average equity was 14.8% for the three months ended March 31, 2006 up from 12.7% for the same period in 2005.
RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2006
Net interest income before provision for loan losses. Net interest income, on a nontax-equivalent basis, was $5.4 million for the three months ended March 31, 2006, an increase of $654 thousand, or 14%, from $4.7 million for the same period in 2005. The increase in net interest income was primarily attributed to volume and rate increases in the Company’s average loan balances partially offset by increases in the rates paid on time deposits and interest bearing checking account balances.
Interest income increased $1.3 million, or 23%, to $6.9 million for the three months ended March 31, 2006 primarily as a result of the volume and rate increases in loan balances. The Company’s average loan balances were $321 million for the three months ended March 31, 2006, up $47 million, or 17%, from the $274 million for the same period in 2005. The average rate earned on the company’s loan balances increased 47 basis points to 7.58% during the first three months of 2006 versus 7.11% during the first three months of 2005.
Interest expense increased $625 thousand, or 68%, to $1,548,000 for the three months ended March 31, 2006, up from $923,000 for the same period in 2005. The increase in interest expense was primarily attributed to rate increases on time deposits and interest bearing checking account balances and the increase in the level of and rates paid on the junior subordinated debentures. For the three months ended March 31,

2006 compared to the same period in 2005, the Company’s average rate paid on time deposits increased 99 basis points to 3.26% from 2.27%. The average balance of the junior subordinated debentures increased $4.1 million to $10.3 million and the average rate paid increased 130 basis points from 5.90% to 7.20%. The average rate paid on interest bearing checking account balances increased 133 basis points to 1.47% for the first three months of 2006 versus 0.14% for the first three months of 2005 primarily as a result of the introduction of Money Fund Plu$ in September 2005.
Money Fund Plu$ is a high interest bearing checking account designed to pay rates comparable to those available on a typical brokerage account. Since its introduction, there has been significant growth in the total Money Fund Plu$ balances with $28.5 million of average balances during the first quarter of 2006 and balances as of March 31, 2006 of $34.2 million.
As a result of the changes noted above, the net interest margin for the three months ended March 31, 2006 increased 12 basis points, or 2%, to 5.14%, up from 5.02% for the same period in 2005.
The following table presents for the three-month periods indicated the distribution of consolidated average assets, liabilities and shareholders’ equity. It also presents the amounts of interest income from interest-earning assets and the resultant annualized yields expressed in both dollars and annualized yield percentages, as well as the amounts of interest expense on interest-bearing liabilities and the resultant cost expressed in both dollars and annualized rate percentages. Average balances are based on daily averages. Nonaccrual loans are included in the calculation of average loans while nonaccrued interest thereon is excluded from the computation of yields earned:

	For the Three Months Ended March 31, 2006			For the Three Months Ended March 31, 2005
	Average Balance	Interest	Yield/	Average Balance	Interest	Yield/
	(in thousands)	(in thousands)	Rate	(in thousands)	(in thousands)	Rate
Interest-earning assets:
Loans (1) (2)	$321,136	$6,004	7.58%	$274,435	$4,809	7.11%
Investment securities (1)	93,366	818	3.55%	108,117	850	3.19%
Federal funds sold	10,745	117	4.42%	238	1	1.70%

Total interest-earning assets	425,247	6,939	6.62%	382,790	5,660	6.00%

Cash and due from banks	14,042			14,724
Other assets	29,721			25,979

Total assets	$469,010			$423,493

Interest-bearing liabilities:
NOW deposits	$72,658	263	1.47%	$44,342	15	0.14%
Money market deposits	64,731	201	1.26%	63,793	155	0.99%
Savings deposits	63,945	116	0.74%	67,218	92	0.56%
Time deposits	97,227	781	3.26%	95,367	534	2.27%
Federal Home Loan Bank advances	—	—	—	5,436	35	2.61%
Other interest-bearing liabilities	273	4	5.94%	227	2	3.57%
Junior subordinated debentures	10,310	183	7.20%	6,186	90	5.90%

Total interest-bearing liabilities	309,144	1,548	2.03%	282,569	923	1.32%

Non-interest bearing deposits	123,102			108,648
Other liabilities	4,642			3,650
Shareholders’ equity	32,122			28,626

Total liabilities & equity	$469,010			$423,493

Cost of funding interest-earning assets (3)			1.48%			0.98%
Net interest income and margin (4)		$5,391	5.14%		$4,737	5.02%

(1)	Not computed on a tax-equivalent basis.

(2)	Loan (costs) fees included in loan interest income for the three-month periods ended March 31, 2006 and 2005 were ($56,000) and $49,000, respectively.

(3)	Total annualized interest expense divided by the average balance of total earning assets.

(4)	Annualized net interest income divided by the average balance of total earning assets.

The following table sets forth changes in interest income and interest expense for the three-month periods indicated and the amount of change attributable to variances in volume, rates and the combination of volume and rates based on the relative changes of volume and rates:

	2006 over 2005 change in net interest income
	for the three months ended March 31
	(in thousands)
	Volume (1)	Rate (2)	Mix (3)	Total
Interest-earning assets:
Loans	$818	$322	$55	$1,195
Investment securities	(116)	97	(13)	(32)
Federal funds sold	44	2	70	116

Total interest income	746	421	112	1,279

Interest-bearing liabilities:
NOW deposits	10	146	92	248
Money market deposits	2	43	1	46
Savings deposits	(4)	30	(2)	24
Time deposits	10	232	5	247
FHLB advances	(35)	(35)	35	(35)
Other interest-bearing liabilities	—	1	1	2
Junior subordinated debentures	60	20	13	93

Total interest expense	43	437	145	625

Net interest income	$703	$(16)	$(33)	$654

(1)	The volume change in net interest income represents the change in average balance multiplied by the previous year’s rate.

(2)	The rate change in net interest income represents the change in rate multiplied by the previous year’s average balance.

(3)	The mix change in net interest income represents the change in average balance multiplied by the change in rate.
Provision for loan losses. The Company recorded $300,000 in provision for loan losses for both three month periods ended March 31, 2006 and 2005. Management assesses its loan quality monthly to maintain an adequate allowance for loan losses. Based on information currently available, management believes that the allowance for loan losses is adequate to absorb probably losses in the portfolio. However, no assurance can be given that the Company may not sustain charge-offs which are in excess of the allowance in any given period. The Company’s loan portfolio composition and non-performing assets are further discussed under the financial condition section below.
Non-interest income. During the three months ended March 31, 2006 and 2005, total non-interest income remained stable at $1.1 million. Although there were increases to several components of non-interest income there were also offsetting declines to other components that resulted in an overall minor increase to non-interest income of $3 thousand. Positive changes included service charges, dividends on Federal Home Loan Bank stock holdings, official check fees as well as not incurring any losses on the sale of other vehicles owned and investment security sales. Non-interest income components that declined offsetting these increases included tax refunds, investment services income and loan servicing fees.
Service charges on deposit accounts increased $31 thousand over the same three-month period last year. This increase relates primarily to increased customer usage of deposit account overdrafts privileges and the collection of fees resulting from those overdrafts.
In the first quarter of 2005, the Company recorded $58 thousand of tax refunds related to previous year’s overpayments. These tax refunds are not expected to reoccur. As a result, in 2006, changes to total non-interest income were negatively impacted by these tax refunds.

The following table describes the components of non-interest income for the three-month periods ending March 31, 2006 and 2005, in thousands:

	For the Three
	Months
	Ended March 31
			Dollar	Percentage
	2006	2005	Change	Change
Service charges on deposit accounts	$761	$730	$31	4.2%
Earnings on life insurance policies	94	92	2	2.2%
Merchant processing income	61	62	(1)	-1.6%
Official check fees	35	22	13	59.1%
Mortgage loan commission and servicing fees	30	49	(19)	-38.8%
Customer service fees	28	24	4	16.7%
Federal Home Loan Bank dividends	23	—	23	100.0%
Investment services income	22	44	(22)	-50.0%
Safe deposit box and night depository income	20	19	1	5.3%
Other deposit account fees	15	6	9	150.0%
Printed check fee income	11	8	3	37.5%
Loss on sale of loans	(4)	—	(4)	-100.0%
Loss on sale of securities	—	(8)	8	100.0%
Loss on sale of real estate and vehicles	—	(15)	15	100.0%
Tax refunds	—	58	(58)	-100.0%
Other	16	18	(2)	-11.1%

Total non-interest income	$1,112	$1,109	$3	0.3%

Non-interest expenses. During the three months ended March 31, 2006, total non-interest expense increased $109 thousand, or 3%, to $4.3 million, up from $4.2 million for the comparable period in 2005. The increase in non-interest expense was primarily the result of increases in salaries and employee benefits and business development expenses somewhat offset by declines in outside service fees and courier costs.
Salaries and other employee benefits increased $134 thousand, or 6%, over the same three-month period last year. Salaries, payroll taxes and other employee benefits increased as a result of staffing additions related to branch administration and the establishment of a customer call and resource center as well as general salary merit increases. On January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123 (R), Share Based Payment (“SFAS 123 (R)”), using the modified prospective application transition method. As a result of adopting SFAS 123 (R), the Company recorded $31,000 of employee share based compensation expense and $12,000 of director share based compensation expense during the first quarter of 2006. As of March 31, 2006, there was $335,000 of total unrecognized employee compensation costs and $134,000 of total unrecognized director compensation cost related to non-vested share-based compensation arrangements. These costs are expected to be realized over a weighted average period of 1.95 years. Higher salary and employee benefit costs were reduced to some extent by the deferral of additional salary costs related to increased loan origination activities and reduced workers’ compensation costs.
Business development expense increased $33 thousand, or 33%, from the first quarter of 2005 to the first quarter of 2006. Business development increases were primarily the result of increased training and education expenses.
Outside service fees decreased $33 thousand, or 43%, over the same three-month period last year. Components of outside service costs that decreased include data processing fees, correspondent bank charges and automated teller machine costs.

Armored car and courier costs decreased $27 thousand, or 29%, from the first quarter of 2005 to the first quarter of 2006. Courier savings were realized as a result of the Bank’s implementation of “Check 21”. Check 21 is a federal law promoting the transmission of checks electronically between institutions rather than physically transporting the items.
The following table describes the components of non-interest expense for the three-month periods ending March 31, 2006 and 2005, in thousands:

	For the Three
	Months
	Ended March 31
			Dollar	Percentage
	2006	2005	Change	Change
Salaries and employee benefits	$2,537	$2,403	$134	5.6%
Occupancy and equipment	750	756	(6)	-0.1%
Professional fees	164	165	(1)	-0.1%
Business development	133	100	33	33.0%
Advertising and shareholder relations	99	107	(8)	-7.5%
Director compensation	88	78	10	12.8%
Telephone and data communication	86	75	11	14.7%
Deposit premium amortization	75	75	—	—
Stationery and supplies	74	74	—	—
Armored car and courier	65	92	(27)	-29.3%
Postage	63	61	2	3.3%
Outside service fees	44	77	(33)	-42.9%
Insurance	42	53	(11)	-20.8%
Loan and collection expenses	27	37	(10)	-27.0%
Other	63	48	15	31.3%

Total non-interest expense	$4,310	$4,201	$109	2.6%

FINANCIAL CONDITION
Loan portfolio composition. The Company continues to manage the mix of its loan portfolio consistent with its identity as a community bank serving the financing needs of all sectors of Northeastern California. Although the Company offers a broad array of financing options, it continues to concentrate its focus on small- to medium-sized commercial businesses. These commercial loans are diversified as to the industries and types of businesses, thus limiting material exposure from any one industry concentration. The Company offers both fixed and floating rate loans and obtains collateral in the form of real property, business assets and deposit accounts, but looks to business and personal cash flows as its primary source of repayment. As of March 31, 2006, real estate mortgage and consumer loan balances as a percentage of total loans increased to 35.0% and 25.8%, respectively from 34.4% and 25.3%, respectively at December 31, 2005. Also during the first three months of 2006, real estate construction and land development loan balances as a percentage of total loans increased slightly to 17.6% from 17.5% at December 31, 2005. The increased percentages in real estate mortgage, construction and land development and consumer loan balances were offset with declines in the relative percentage of agricultural and commercial loan balances which were 9.5% and 12.1%, respectively at March 31, 2006, down from 9.7% and 13.1%, respectively at December 31, 2005.
Nonperforming assets. Nonperforming loans at March 31, 2006 were $1,240,000, a decrease of $421 thousand, or 25%, over the $1,661,000 balance at December 31, 2005. Nonperforming assets (which is comprised of nonperforming loans plus foreclosed real estate and vehicle holdings) at March 31, 2006 were $1,285,000, a decrease of $416 thousand, or 24%, over the $1,701,000 balance at December 31, 2005.

The decrease in both nonperforming loans and assets at March 31, 2006 from December 31, 2005 relates primarily to payments received on a significant nonperforming commercial loan during the first quarter of 2006. During the first quarter of 2006 this nonperforming loan’s outstanding balance was reduced by $387 thousand to $25 thousand at March 31, 2006 from the $412 thousand outstanding at December 31, 2005. Management does not expect to incur significant losses related to the final disposition of this nonperforming loan.
As a result of the above, nonperforming loans as a percentage of total loans decreased to 0.39% at March 31, 2006 down from 0.52% at December 31, 2005. In addition, nonperforming assets as a percentage of total assets also decreased to 0.27% at March 31, 2006 down from 0.36% at December 31, 2005.
Analysis of allowance for loan losses. Net charge-offs during the three months ended March 31, 2006 totaled $120 thousand, or 0.04% of total loans, compared to $98 thousand, or 0.03% of total loans, for the comparable period in 2005. Net charge-offs during the first three months of 2006 were comprised of $175 thousand of charge-offs offset by $55 thousand in recoveries, compared to $132 thousand of charge-offs offset by $34 thousand in recoveries for the same period in 2005. The allowance for loan losses was 1.06% of total loans as of March 31, 2006 up from 1.01% as of December 31, 2005. Based on an evaluation of the credit quality of the loan portfolio and delinquency trends and charge-offs, management believes the allowance for loan losses to be adequate. However, no prediction of the ultimate level of loans charged off in future years can be made with any certainty.
The following table provides certain information for the three-month period indicated with respect to the Company’s allowance for loan losses as well as charge-off and recovery activity, in thousands:

	For the Three Months
	Ended March 31,
	2006	2005
Balance at January 1,	$3,256	$2,762

Charge-offs:
Commercial and agricultural	(77)	—
Real estate mortgage	—	—
Real estate construction	—	—
Consumer	(98)	(132)

Total charge-offs	(175)	(132)

Recoveries:
Commercial and agricultural	19	2
Real estate mortgage	—	—
Real estate construction	—	—
Consumer	36	32

Total recoveries	55	34

Net charge-offs	(120)	(98)

Provision for loan losses	300	300

Balance at March 31,	$3,436	$2,964

Net charge-offs during the three-month period to average loans	0.04%	0.04%
Allowance for loan losses to total loans	1.06%	1.03%
Investment securities. Investment securities decreased $8 million to $90 million at March 31, 2006, down from $98 million at December 31, 2005. The Company’s investment in both U.S. Treasury securities and corporate bonds as a percentage of the total investment portfolio was 9% at March 31, 2006, down slightly from December 31, 2005, when both stood at 10%. The Company’s investment in obligations of U.S. agencies remained relatively unchanged at 66% of the investment portfolio at both March 31, 2006 and December 31, 2005. Tax-exempt municipal obligation bonds increased to 16% of the investment portfolio at March 31, 2006, up from 14% at December 31, 2005. The decrease in the overall investment portfolio resulted from maturities, calls and pay downs that were used to provide funding for loan growth and liquidity through increases in the levels of Federal funds sold and additional unrealized losses on available for sale securities.
Premises and equipment. Premises and equipment increased $1.6 million, or 14%, to $13 million at March 31, 2006, from $11.4 million at December 31, 2005. This increase primarily relates to a $1.2 million purchase of land and a building in Quincy, California to be utilized as a future administrative office location and costs of $296 thousand for a new branch office currently under construction in Truckee, California and leasehold improvements of $186 thousand on a new limited service branch located in Bieber, California. As of March 31, 2006 land and construction costs for the Truckee branch have amounted to $2.1 million. Construction will continue on this new branch through the summer of 2006 with its completion date anticipated during the third quarter of 2006. The increases in premises noted above were somewhat offset by ongoing depreciation on existing premises and equipment.
Deposits. Total deposits were $424 million as of March 31, 2006, a slight decrease of $2.9 million, or 0.7%, from the December 31, 2005 balance of $427 million. The primary decline was in time deposits which decreased $5.9 million or 6%. The Company continues to manage the mix of its deposits consistent with its identity as a community bank serving the financial needs of its customers. Interest bearing checking deposits increased to 18% of total deposits at March 31, 2006, up from 16% of total deposits at December 31, 2005. Money market and savings deposits remained relatively unchanged at 30% of total deposits at both March 31, 2006 and December 31, 2005. Non-interest bearing demand deposits decreased slightly to 30% at March 31, 2006 down from 31% at December 31, 2005. Time deposits decreased to 22% of total deposits as of March 31, 2006 down from 23% as of December 31, 2005. The growth in Interest bearing checking deposits relates to the new Money Fund Plu$ checking account introduced in September 2005. This account is intended to pay rates comparable to those available on a typical brokerage account. Since its introduction, there has been significant growth in the total Money Fund Plu$ balances with an increase of $12.9 million in the first quarter of 2006 and balances at March 31, 2006 of $34.2 million.
CAPITAL RESOURCES
Shareholders’ equity as of March 31, 2006 increased $1.2 million, or 4%, to $32.3 million up from $31.1 million as of December 31, 2005. This increase was the result of earnings during the first quarter of 2006 of $1.2 million. Other changes affecting total shareholders’ equity to a lesser extent during the first quarter of 2006 included exercise of stock options, stock based compensation and increase in accumulated other comprehensive losses.
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
Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios of total and Tier 1 capital to risk-weighted assets and of Tier 1 capital to average assets. Each of these components is defined in the regulations. Management believes that the Company met all its capital adequacy requirements and that the Bank met the requirements to be considered well capitalized under the regulatory framework for prompt corrective action as of March 31, 2006.

The following table presents the Company’s and the Bank’s capital ratios as of March 31, 2006 and December 31, 2005, in thousands:

	March 31, 2006		December 31, 2005
	Amount	Ratio	Amount	Ratio
Tier 1 Leverage Ratio

Plumas Bancorp and Subsidiary	$41,943	8.9%	$40,589	8.5%
Minimum regulatory requirement	18,719	4.0%	19,013	4.0%
Plumas Bank	39,102	8.4%	37,611	7.8%
Minimum requirement for “Well-Capitalized” institution	23,343	5.0%	24,060	5.0%
Minimum regulatory requirement	18,674	4.0%	19,248	4.0%

Tier 1 Risk-Based Capital Ratio

Plumas Bancorp and Subsidiary	41,943	10.6%	40,589	10.3%
Minimum regulatory requirement	15,847	4.0%	15,780	4.0%
Plumas Bank	39,102	9.9%	37,611	9.6%
Minimum requirement for “Well-Capitalized” institution	23,734	6.0%	23,635	6.0%
Minimum regulatory requirement	15,823	4.0%	15,757	4.0%

Total Risk-Based Capital Ratio

Plumas Bancorp and Subsidiary	45,379	11.5%	43,845	11.1%
Minimum regulatory requirement	31,694	8.0%	31,560	8.0%
Plumas Bank	42,539	10.8%	40,867	10.4%
Minimum requirement for “Well-Capitalized” institution	39,557	10.0%	39,392	10.0%
Minimum regulatory requirement	31,646	8.0%	31,514	8.0%
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
The Company has unsecured short-term borrowing agreements with two of its correspondent banks in the amounts of $10 million and $5 million. In addition, the Company can borrow up to $73 million from the Federal Home Loan Bank secured by commercial and residential mortgage loans. During the first quarter of 2006, the Company did not borrow from the Federal Home Loan Bank or its correspondent banks.
Customer deposits are the Company’s primary source of funds. Those funds are held in various types of accounts with varying maturities. The Company does not accept brokered deposits. During the first quarter of 2006, deposits decreased $2.9 million, or 0.7%, from the December 31, 2005 balance of $427 million. The Company has historically experienced a seasonal trend in regards to deposits; whereas the majority of the Company’s annual deposit growth has historically occurred in the late spring, summer and fall months.
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
In management’s opinion there has not been a material change in the Company’s market risk or interest rate risk profile for the three months ended March 31, 2006 compared to December 31, 2005 as discussed in the Company’s 2005 annual report on Form 10-K.

ITEM 4. CONTROLS AND PROCEDURES
The Company’s Chief Executive Officer and Chief Financial Officer, based on their evaluation of the Company’s disclosure controls and procedures as of the end of the Company’s fiscal quarter ended March 31, 2006 (as defined in Exchange Act Rule 13a—15(e), have concluded that the Company’s disclosure controls and procedures are adequate and effective for purposes of Rule 13a—15(e) in timely alerting them to material information relating to the Company required to be included in the Company’s filings with the SEC under the Securities Exchange Act of 1934.
There were no significant changes in the Company’s internal controls over financial reporting or in other factors that could significantly affect internal controls that occurred during the Company’s fiscal quarter ended March 31, 2006.
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
ITEM 1A RISK FACTORS
In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2005, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.”
ITEM 2. UNREGISTERD SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
None.
ITEM 5. OTHER INFORMATION
None.

ITEM 6. EXHIBITS
The following documents are included or incorporated by reference in this Quarterly Report on Form 10Q:

3.1	Articles of Incorporation as amended of Registrant included as exhibit 3.1 to the Registrant’s Form S-4, File No. 333-84534, which is incorporated by reference herein.

3.2	Bylaws of Registrant included as exhibit 3.2 to the Registrant’s Form S-4, File No. 333-84534, which is incorporated by reference herein.

3.3	Amendment of the Articles of Incorporation of Registrant dated November 1, 2002.

3.4	Amendment of the Articles of Incorporation of Registrant dated August 17, 2005.

4	Specimen form of certificate for Plumas Bancorp included as exhibit 4 to the Registrant’s Form S-4, File No. 333-84534, which is incorporated by reference herein.

10.1	Executive Salary Continuation Agreement of Andrew J. Ryback dated August 23, 2005, is included as Exhibit 10.1 to the Registrant’s 8-K filed on October 17, 2005, which is incorporated by this reference herein.

10.2	Split Dollar Agreement of Andrew J. Ryback dated August 23, 2005, is included as Exhibit 10.2 to the Registrant’s 8-K filed on October 17, 2005, which is incorporated by this reference herein.

10.3	Executive Salary Continuation Agreement as amended of William E. Elliott dated October 13, 1993, is included as Exhibit 10.3 to the Registrant’s 10-QSB for June 30, 2002, which is incorporated by this reference herein.

10.4	Split Dollar Agreements of William E. Elliott dated January 23, 2002, is included as Exhibit 10.4 to the Registrant’s 10-QSB for June 30, 2002, which is incorporated by this reference herein.

10.5	Employment Agreement of Douglas N. Biddle dated January 1, 2006 is included as Exhibit 10.5 to the Registrant’s 8-K filed on March 15, 2006, which is incorporated by this reference herein.

10.6	Executive Salary Continuation Agreement as amended of Douglas N. Biddle dated June 2, 1994, is included as Exhibit 10.6 to the Registrant’s 10-QSB for June 30, 2002, which is incorporated by this reference herein.

10.7	Split Dollar Agreements of Douglas N. Biddle dated January 24, 2002, is included as Exhibit 10.7 to the Registrant’s 10-QSB for June 30, 2002, which is incorporated by this reference herein.

10.9	Executive Salary Continuation Agreement as amended of Dennis C. Irvine dated June 2, 1994, is included as Exhibit 10.9 to the Registrant’s 10-QSB for June 30, 2002, which is incorporated by this reference herein.

10.10	Split Dollar Agreements of Dennis C. Irvine dated January 24, 2002, is included as Exhibit 10.10 to the Registrant’s 10-QSB for June 30, 2002, which is incorporated by this reference herein.

10.11	First Amendment to Executive Salary Continuation Agreement of Robert T. Herr dated September 15, 2004, is included as Exhibit 10.11 to the Registrant’s 8-K filed on September 17, 2004, which is incorporated by this reference herein.

10.13	Deferred Fee Agreement as amended of Jerry V. Kehr dated August 19, 1998, is included as Exhibit 10.13 to the Registrant’s 10-QSB for June 30, 2002, which is incorporated by this reference herein.

10.14	Amended and Restated Director Retirement Agreement of Jerry V. Kehr dated April 28, 2000, is included as Exhibit 10.14 to the Registrant’s 10-QSB for June 30, 2002, which is incorporated by this reference herein.

10.15	Consulting Agreement of Jerry V. Kehr dated May 10, 2000, is included as Exhibit 10.15 to the Registrant’s 10-QSB for June 30, 2002, which is incorporated by this reference herein.

10.16	Deferred Fee Agreement of Jerry V. Kehr dated December 21, 2005 is included as Exhibit 10.16 to the Registrant’s 8-K filed on March 15, 2006, which is incorporated by this reference herein.

10.18	Amended and Restated Director Retirement Agreement of Daniel E. West dated May 10, 2000, is included as Exhibit 10.18 to the Registrant’s 10-QSB for June 30, 2002, which is incorporated by this reference herein.

10.19	Consulting Agreement of Daniel E. West dated May 10, 2000, is included as Exhibit 10.19 to the Registrant’s 10-QSB for June 30, 2002, which is incorporated by this reference herein.

10.20	Split Dollar Agreements of Robert T. Herr dated September 15, 2004, is included as Exhibit 10.20 to the Registrant’s 8-K filed on September 17, 2004, which is incorporated by this reference herein.

10.21	Amended and Restated Director Retirement Agreement of Alvin G. Blickenstaff dated April 19, 2000, is included as Exhibit 10.21 to the Registrant’s 10-QSB for June 30, 2002, which is incorporated by this reference herein.

10.22	Consulting Agreement of Alvin G. Blickenstaff dated May 8, 2000, is included as Exhibit 10.22 to the Registrant’s 10-QSB for June 30, 2002, which is incorporated by this reference herein.

10.24	Amended and Restated Director Retirement Agreement of Gerald W. Fletcher dated May 10, 2000, is included as Exhibit 10.24 to the Registrant’s 10-QSB for June 30, 2002, which is incorporated by this reference herein.

10.25	Consulting Agreement of Gerald W. Fletcher dated May 10, 2000, is included as Exhibit 10.25 to the Registrant’s 10-QSB for June 30, 2002, which is incorporated by this reference herein.

10.27	Amended and Restated Director Retirement Agreement of Arthur C. Grohs dated May 9, 2000, is included as Exhibit 10.27 to the Registrant’s 10-QSB for June 30, 2002, which is incorporated by this reference herein.

10.28	Consulting Agreement of Arthur C. Grohs dated May 9, 2000, is included as Exhibit 10.28 to the Registrant’s 10-QSB for June 30, 2002, which is incorporated by this reference herein.

10.30	Amended and Restated Director Retirement Agreement of Christine McArthur dated May 12, 2000, is included as Exhibit 10.30 to the Registrant’s 10-QSB for June 30, 2002, which is incorporated by this reference herein.

10.31	Consulting Agreement of Christine McArthur dated May 12, 2000, is included as Exhibit 10.31 to the Registrant’s 10-QSB for June 30, 2002, which is incorporated by this reference herein.

10.33	Amended and Restated Director Retirement Agreement of Terrance J. Reeson dated April 19, 2000, is included as Exhibit 10.33 to the Registrant’s 10-QSB for June 30, 2002, which is incorporated by this reference herein.

10.34	Consulting Agreement of Terrance J. Reeson dated May 10, 2000, is included as Exhibit 10.34 to the Registrant’s 10-QSB for June 30, 2002, which is incorporated by this reference herein.

10.39	Deferred Fee Agreement of Thomas Watson dated March 3, 2001, is included as Exhibit 10.39 to the Registrant’s 10-QSB for June 30, 2002, which is incorporated by this reference herein.

10.40	Form of Indemnification Agreement, is included as Exhibit 10.41 to the Registrant’s 10-QSB for June 30, 2002, which is incorporated by this reference herein.

10.41	2001 Stock Option Plan as amended is included as exhibit 99.1 of the Form S-8 filed July 23, 2002, File No. 333-96957.

10.42	1991 Stock Option Plan on Form S-8 filed August 19, 2002, File No. 333-98319.

10.43	Plumas Bank 401(k) Profit Sharing Plan as amended is included as exhibit 99.1 of the Form S-8 filed February 14, 2003, File No. 333-103229.

10.44	Executive Salary Continuation Agreement of Robert T. Herr dated June 4, 2002, is included as Exhibit 10.44 to the Registrant’s 10-Q for March 31, 2003, which is incorporated by this reference herein.

10.46	1991 Stock Option Plan as amended is included as Exhibit 10.46 to the Registrant’s 10-Q for September 30, 2004, which is incorporated by this reference herein.

10.47	Specimen form of Incentive Stock Option Agreement under the 1991 Stock Option Plan is included as Exhibit 10.47 to the Registrant’s 10-Q for September 30, 2004, which is incorporated by this reference herein.

10.48	Specimen form of Non-Qualified Stock Option Agreement under the 1991 Stock Option Plan is included as Exhibit 10.48 to the Registrant’s 10-Q for September 30, 2004, which is incorporated by this reference herein.

10.59	Director Retirement Agreement of Thomas Watson dated May 1, 2003, is included as Exhibit 10.59 to the Registrant’s 10-Q for June 30, 2003, which is incorporated by this reference herein.

10.60	Consulting Agreement of Thomas Watson dated May 1, 2003, is included as Exhibit 10.60 to the Registrant’s 10-Q for June 30, 2003, which is incorporated by this reference herein.

10.62	Deferred Fee Agreement of Thomas Watson dated December 23, 2004, is included as Exhibit 10.62 to the Registrant’s 8-K filed on January 6, 2005, which is incorporated by this reference herein.

10.63	Deferred Fee Agreement of Jerry V. Kehr dated December 24, 2004, is included as Exhibit 10.63 to the Registrant’s 8-K filed on January 6, 2005, which is incorporated by this reference herein.

11	Computation of per share earnings appears in the attached 10-Q under Plumas Bancorp and Subsidiary Notes to Consolidated Financial Statements as Footnote 5 – Earnings Per Share Computation.

31.1	Rule 13a-14(a) [Section 302] Certification of Principal Financial Officer dated May 9, 2006.

31.2	Rule 13a-14(a) [Section 302] Certification of Principal Executive Officer dated May 9, 2006.

32.1	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 dated May 9, 2006.

32.2	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 dated May 9, 2006.
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PLUMAS BANCORP
(Registrant)

Date: May 9, 2006
/s/ Andrew J. Ryback

Andrew J. Ryback
Executive Vice President Chief Financial Officer

/s/ Douglas N. Biddle

Douglas N. Biddle
President and Chief Executive Officer