Form 10-Q
period 2006-06-30
PLUMAS BANCORP
filed 2006-08-09
CIK 1168455

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED June 30, 2006

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
Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of August 7, 2006; 5,004,241 shares

PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
PLUMAS BANCORP
CONDENSED CONSOLIDATED BALANCE SHEET
(Unaudited)
(In thousands, except share data)

	June 30,	December 31,
	2006	2005
Assets
Cash and due from banks	$17,248	$17,271
Federal funds sold	455	7,325

Cash and cash equivalents	17,703	24,596
Investment securities (fair value of $82,702 at June 30, 2006 and $97,712 at December 31, 2005)	83,051	97,844
Loans, less allowance for loan losses of $3,701 at June 30, 2006 and $3,256 at December 31, 2005 (Notes 3 and 4)	334,592	319,156
Premises and equipment, net	13,300	11,404
Intangible assets, net	1,488	1,638
Bank owned life insurance	9,085	8,930
Accrued interest receivable and other assets	10,311	9,235

Total assets	$469,530	$472,803

Liabilities and Shareholders’ Equity

Deposits:
Non-interest bearing	$127,254	$129,734
Interest bearing	289,999	296,826

Total deposits	417,253	426,560
Federal Home Loan Bank advances	5,000	—
Accrued interest payable and other liabilities	4,182	4,796
Junior subordinated deferrable interest debentures	10,310	10,310

Total liabilities	436,745	441,666

Commitments and contingencies (Note 4)	—	—

Shareholders’ equity (Notes 5 and 8):
Serial preferred stock, no par value; 10,000,000 shares authorized, none issued	—	—
Common stock, no par value; 22,500,000 shares authorized; issued and outstanding — 5,004,241 shares at June 30, 2006 and 4,976,654 shares at December 31, 2005	4,579	4,412
Retained earnings	29,651	27,816
Accumulated other comprehensive loss (Note 6)	(1,445)	(1,091)

Total shareholders’ equity	32,785	31,137

Total liabilities and shareholders’ equity	$469,530	$472,803

See notes to unaudited condensed consolidated financial statements.

PLUMAS BANCORP
CONDENSED CONSOLIDATED STATEMENT OF INCOME
(Unaudited)
(In thousands, except per share data)

	For the Three Months		For the Six Months
	Ended June 30		Ended June 30
	2006	2005	2006	2005
Interest Income:
Interest and fees on loans	$6,379	$5,354	$12,384	$10,163
Interest on investment securities:
Taxable	645	678	1,332	1,390
Exempt from Federal income taxes	133	134	264	272
Interest on Federal funds sold	27	3	144	4

Total interest income	7,184	6,169	14,124	11,829

Interest Expense:
Interest on deposits	1,421	915	2,782	1,710
Interest on Federal Home Loan Bank advances	39	131	39	166
Interest on junior subordinated deferrable interest debentures	201	93	384	184
Other	4	3	8	5

Total interest expense	1,665	1,142	3,213	2,065

Net interest income before provision for loan losses	5,519	5,027	10,911	9,764
Provision for Loan Losses	300	300	600	600

Net interest income after provision for loan losses	5,219	4,727	10,311	9,164
Non-Interest Income:
Service charges	948	739	1,709	1,469
Gain (loss) on sale of other real estate and vehicles, net	2	(29)	2	(45)
Earnings on Bank owned life insurance policies	97	87	191	179
Other	301	313	558	616

Total non-interest income	1,348	1,110	2,460	2,219

Non-Interest Expenses:
Salaries and employee benefits	2,329	2,263	4,866	4,666
Occupancy and equipment	810	737	1,560	1,493
Other	1,302	1,125	2,326	2,167

Total non-interest expenses	4,441	4,125	8,752	8,326

Income before provision for income taxes	2,126	1,712	4,019	3,057
Provision for Income Taxes	816	629	1,534	1,077

Net income	$1,310	$1,083	$2,485	$1,980

Basic earnings per share (Notes 5 and 8)	$0.26	$0.22	$0.50	$0.40

Diluted earnings per share (Notes 5 and 8)	$0.26	$0.21	$0.49	$0.39

See notes to unaudited condensed consolidated financial statements.

PLUMAS BANCORP
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited)
(In thousands)

	For the Six Months
	Ended June 30,
	2006	2005
Cash Flows from Operating Activities:
Net income	$2,485	$1,980
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	600	600
Change in deferred loan origination costs/fees, net	(398)	(614)
Depreciation and amortization	1,025	836
Stock-based compensation expense	87	—
Net loss on sale of available-for-sale investment securities	—	8
Amortization of investment security premiums	223	371
Accretion of investment security discounts	(46)	(38)
Net loss on disposal/sale of premises and equipment	8	4
Net (gain) loss on sale of other real estate and vehicles	(2)	45
Earnings on Bank owned life insurance policies	(191)	(179)
Expenses on Bank owned life insurance policies	36	34
(Increase) decrease in accrued interest receivable and other assets	(852)	115
(Decrease) increase in accrued interest payable and other liabilities	(614)	697

Net cash provided by operating activities	2,361	3,859

Cash Flows from Investing Activities:
Proceeds from matured and called available-for-sale investment securities	12,346	9,500
Proceeds from matured and called held-to-maturity investment securities	—	1,097
Proceeds from sales of available-for-sale investment securities	—	1,992
Purchases of held-to-maturity investment securities	(155)	—
Proceeds from principal repayments from available-for-sale government-guaranteed mortgage-backed securities	1,805	1,722
Proceeds from principal repayments from held-to-maturity government-guaranteed mortgage-backed securities	18	51
Net increase in loans	(15,942)	(42,224)
Proceeds from sale of other real estate and vehicles	101	154
Purchase of premises and equipment	(2,550)	(1,235)

Net cash used in investing activities	(4,377)	(28,943)

Continued on next page.

PLUMAS BANCORP
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited)
(In thousands)
(Continued)

	For the Six Months
	Ended June 30,
	2006	2005
Cash Flows from Financing Activities:
Net (decrease) increase in demand, interest bearing and savings deposits	$(331)	$10,765
Net (decrease) increase in time deposits	(8,976)	4,539
Proceeds from Federal Home Loan Bank advances	5,000	16,465
Proceeds from exercise of stock options	80	223
Payment of cash dividends	(650)	(527)

Net cash (used in) provided by financing activities	(4,877)	31,465

(Decrease) increase in cash and cash equivalents	(6,893)	6,381
Cash and Cash Equivalents at Beginning of Year	24,596	11,444

Cash and Cash Equivalents at End of Period	$17,703	$17,825

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:
Interest expense	$3,147	$1,914
Income taxes	$1,655	$555
Non-Cash Investing Activities:
Vehicles acquired through foreclosure	$93	$90
Loan transferred to other assets	$211	$—
Net change in unrealized gain on available-for-sale securities	$(354)	$(162)

Non-Cash Financing Activities:
Common stock retired in connection with the exercise of stock options	$345	$80
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
2. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
The condensed consolidated financial statements include the accounts of the Company and the accounts of its wholly-owned subsidiary, Plumas Bank. Plumas Statutory Trust I and Plumas Statutory Trust II are not consolidated into the Company’s consolidated financial statements and, accordingly, are accounted for under the equity method. In the opinion of management, the unaudited condensed consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the Company’s financial position at June 30, 2006 and December 31, 2005 and its results of operations for the three-month and six-month periods ended June 30, 2006 and 2005 and its cash flows for the six-month periods ended June 30, 2006 and 2005. Certain reclassifications have been made to prior periods balances to conform to classifications used in 2006.
The unaudited condensed consolidated financial statements of the Company have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim reporting on Form 10-Q. Accordingly, certain disclosures normally presented in the notes to the consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted. The Company believes that the disclosures are adequate to make the information not misleading. These interim financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s 2005 Annual Report to Shareholders on Form 10-K. The results of operations for the three-month and six-month periods ended June 30, 2006 and 2005 may not necessarily be indicative of future operating results. In preparing such financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the balance sheet and revenues and expenses for the periods reported. Actual results could differ significantly from those estimates.
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

3. LOANS
     Outstanding loans are summarized below, in thousands:

	June 30,	December 31,
	2006	2005
Commercial	$36,832	$42,252
Agricultural	35,291	31,018
Real estate — mortgage	116,203	110,686
Real estate — construction and land development	63,123	56,370
Consumer	85,680	81,320

	337,129	321,646
Deferred loan costs, net	1,164	766
Allowance for loan losses	(3,701)	(3,256)

	$334,592	$319,156

4. COMMITMENTS AND CONTINGENCIES
The Company is party to claims and legal proceedings arising in the ordinary course of business. In the opinion of the Company’s management, the amount of ultimate liability with respect to such proceedings will not have a material adverse effect on the financial condition or result of operations of the Company taken as a whole.
In the normal course of business, there are various outstanding commitments to extend credit which are not reflected in the financial statements, including loan commitments of $103,854,000 and $107,500,000 and stand-by letters of credit of $533,000 and $1,195,000 at June 30, 2006 and December 31, 2005, respectively.
Of the loan commitments outstanding at June 30, 2006, $42,037,000 are real estate construction loan commitments that are expected to fund within the next twelve months. The remaining commitments primarily relate to revolving lines of credit or other commercial loans, and many of these are expected to expire without being drawn upon. Therefore, the total commitments do not necessarily represent future cash requirements. Each loan commitment and the amount and type of collateral obtained, if any, are evaluated on an individual basis. Collateral held varies, but may include real property, bank deposits, debt or equity securities or business assets.
Stand-by letters of credit are conditional commitments written to guarantee the performance of a customer to a third party. These guarantees are primarily related to the purchases of inventory by commercial customers and are typically short-term in nature. Credit risk is similar to that involved in extending loan commitments to customers and accordingly, evaluation and collateral requirements similar to those for loan commitments are used. The deferred liability related to the Company’s stand-by letters of credit was not significant at June 30, 2006 or December 31, 2005.

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

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2006	2005	2006	2005
Earnings Per Share:
Basic earnings per share	$0.26	$0.22	$0.50	$0.40
Diluted earnings per share	$0.26	$0.21	$0.49	$0.39
Weighted Average Number of Shares Outstanding: (in thousands)
Basic shares	5,000	4,945	4,994	4,933
Diluted shares	5,089	5,078	5,090	5,057
There were 10,000 stock options in the three-month period and 7,500 stock options in the six-month period ended June 30, 2006, considered to be antidilutive and therefore omitted from the above calculation of diluted earnings per share. There were no stock options in the three-month and six-month periods ended June 30, 2005 considered to be antidilutive
6. COMPREHENSIVE INCOME
Total comprehensive income for the three months ended June 30, 2006 and 2005 totaled $1,055,000 and $1,639,000, respectively. Comprehensive income is comprised of unrealized (losses) gains, net of taxes, on available-for-sale investment securities, which were $(255,000) and $556,000 for the three months ended June 30, 2006 and 2005, respectively, together with net income.
Total comprehensive income for the six months ended June 30, 2006 and 2005 totaled $2,131,000 and $1,818,000, respectively. Comprehensive income is comprised of unrealized losses, net of taxes, on available-for-sale investment securities, which were $(354,000) and $(162,000) for the six months ended June 30, 2006 and 2005, respectively, together with net income.
At June 30, 2006 and December 31, 2005, accumulated other comprehensive loss totaled $1,445,000 and $1,091,000, respectively, and is reflected, net of taxes, as a component of shareholders’ equity.
7. STOCK-BASED COMPENSATION
At June 30, 2006, the Company had two stock-based compensation plans, the Plumas Bank 2001 and 1991 Stock Option Plans, which are described below. Effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123 (R), Share Based Payment (“SFAS 123 (R)”), using the modified prospective application transition method, which requires recognizing expense for options granted prior to the adoption date equal to the fair value of the unvested amounts over their remaining vesting period based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123 Accounting for Stock Based Compensation and compensation cost for all share based payments granted subsequent to January 1, 2006 based on the grant date fair values estimated in accordance with the provisions of SFAS 123 (R). There were a total of 2,500 options granted during the six-month period ended June 30, 2006 and no options granted during the six-month period ended June 30, 2005. Results for prior periods have not been restated. Prior to January 1, 2006, the Company accounted for the Stock Option Plans under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. No stock-based compensation cost was recorded prior to January 1, 2006, as all options granted under these plans had an exercise price equal to the market value of the underlying common stock on the date of the grant.

As a result of adopting SFAS 123 (R), the Company’s income before provision for income taxes and net income for the three months ended June 30, 2006 was $43,000 and $38,000, respectively, and for the six months ended June 30, 2006 was $87,000 and $76,000, respectively, lower than if we had continued to account for share-based compensation under APB 25. Basic and diluted earnings per share for the quarter ended June 30, 2006 would have been $0.27 and $0.26, respectively, without the adoption of SFAS 123 (R) compared to $0.26 and $0.26, respectively, as reported. Basic and diluted earnings per share for the six months ended June 30, 2006 would have been $0.51 and $0.50, respectively, without the adoption of SFAS 123 (R) compared to $0.50 and $0.49, respectively, as reported.
SFAS 123 (R) requires the cash flows resulting from the tax benefits resulting from tax deductions in excess of the compensation cost recognized for those options (excess tax benefits) to be classified as a cash flow from financing in the statement of cash flows. These excess tax benefits were not significant for the Company.
The following table illustrates the pro forma SFAS 123 adjustment on consolidated net income and earnings per share had the Company recorded compensation expense in accordance with SFAS 123 for the three months and six months ended June 30, 2005, dollars in thousands except per share amounts:

	For the Three
	And Six Months
	Ended June 30, 2005
Net income as reported	$1,083	$1,980
Deduct: Total stock-based compensation expense determined under the fair value based method for all awards, net of related tax effects	43	87

Pro forma net income	$1,040	$1,893

Basic earnings per share — as reported	$0.22	$0.40

Basic earnings per share — pro forma	$0.21	$0.38

Diluted earnings per share — as reported	$0.21	$0.39

Diluted earnings per share — pro forma	$0.20	$0.37

8. STOCK OPTION PLANS
In 2001 and 1991, the Company established Stock Option Plans for which 929,339 shares of common stock remain reserved for issuance to employees and directors and 620,037 shares are available for future grants under incentive and nonstatutory agreements as of June 30, 2006. The plans require that the option price may not be less than the fair market value of the stock at the date the option is granted, and that the stock must be paid in full at the time the option is exercised. Payment in full for the option price must be made in cash or with Company common stock previously acquired by the optionee and held by the optionee for a period of at least six months. The options expire on dates determined by the Board of Directors, but not later than ten years from the date of grant. Upon grant, options vest ratably over a three to five year period. All options outstanding at June 30, 2006 are expected to vest.

A summary of the option activity during the six months ended June 30, 2006 within the Stock Options Plans follows:

			Weighted Average
		Weighted Average	Remaining	Intrinsic Value
	Shares	Exercise Price	Contractual Term	(in thousands)
Incentive:
Options outstanding at January 1, 2006	242,845	11.05
Options granted	—	—
Options exercised	44,418	8.96
Options cancelled	4,756	12.68

Options outstanding at June 30, 2006	193,671	11.48	6.9	$1,360

Options exercisable at June 30, 2006	95,632	9.72	6.1	$840

Nonstatutory:
Options outstanding at January 1, 2006	113,131	10.59
Options granted	2,500	18.79
Options exercised	—	—
Options cancelled	—	—

Options outstanding at June 30, 2006	115,631	10.77	6.2	$894

Options exercisable at June 30, 2006	70,386	9.15	5.3	$658

The intrinsic value represents the value of the Company’s closing stock price on June 30, 2006 in excess of the exercise price multiplied by the number of options outstanding or exercisable.
There were a total of 2,500 options granted during the six-month period ended June 30, 2006 and no option grants made during the six-month period ended June 30, 2005. The fair value of each option grant is estimated on the date of grant using a Black-Scholes option-pricing model that uses assumptions based on expected option life, expected stock volatility, risk free interest rate, and dividend yield. The Company uses historical data to estimate expected option life. Stock volatility is based on the historical volatility of the Company’s stock. The risk-free rate is based on the U. S. Treasury yield curve for the periods within the contractual life of the options in effect at the time of grant. Assumptions used for the grants made in the six-months ended June 30, 2006 are as follows:

Weighted average fair value of options granted	$4.60
Dividend yield	1.2%
Expected volatility	16.7%
Risk-free interest rate	4.6%
Expected option life in years	5.0
As of June 30, 2006, there was $426,000 of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the 1991 Plan and 2001 Plan. That cost is expected to be recognized over a weighted average period of 2.76 years. The total intrinsic value of options exercised during the six months ended June 30, 2006 and 2005 was $493,000 and $534,000 respectively. The total fair value of shares vested during the quarter ended June 30, 2006 and 2005 was $2,000 and $5,000 respectively. The total fair value of shares vested during the six months ended June 30, 2006 and 2005 was $5,000 and $9,000 respectively.
9. RECENT ACCOUNTING DEVELOPMENTS
Accounting for Uncertainty in Income Taxes
In July 2006, the FASB issued Financial Accounting Standards Interpretation No. 48 (FIN 48), Accounting for Uncertainty in Income Taxes. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. FIN 48 prescribes a recognition threshold and measurement attributable for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosures and transitions. FIN 48 is effective for fiscal years beginning after December 15, 2006. Management has not completed its evaluation of the impact that FIN 48 will have.

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
The following discussion and analysis sets forth certain statistical information relating to the Company as of June 30, 2006 and December 31, 2005 and for the three and six month periods ended June 30, 2006 and 2005. This discussion should be read in conjunction with the condensed consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q and the consolidated financial statements and notes thereto included in Plumas Bancorp’s Annual Report filed on Form 10-K for the year ended December 31, 2005.
STOCK SPLIT
On August 17, 2005 the Company’s Board of Directors approved a three-for-two stock split for shareholders of record at the close of business on September 2, 2005 and effective on September 16, 2005. All share and per share data in the unaudited condensed consolidated financial statements have been retroactively restated to give effect to the stock split.

CASH DIVIDEND
On April 21, 2006, the Company declared a common stock cash dividend of $0.13 per share. The dividend was paid on May 15, 2006 to its shareholders of record on May 1, 2006.
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
OVERVIEW
The Company’s net income increased $505 thousand, or 26%, to $2.48 million for the six months ended June 30, 2006 from $1.98 million for the same period in 2005. The primary contributor to the increase in net income for the first six months of 2006 was a $1.15 million increase in net interest income. In addition non-interest income increased by $241 thousand primarily as a result of an increase in service charge income of $240 thousand. Partially offsetting these revenue gains were increases of $200 thousand in salaries and benefits, $67 thousand in occupancy and equipment costs, $159 thousand in all other non-interest expense categories and $457 thousand in the provision for income taxes.
Total assets declined $3.3 million from $472.8 million at December 31, 2005 to $469.5 million at June 30, 2006. Net loans increased by $15.4 million, or 5% from $319.2 million at December 31, 2005 to $334.6 million at June 30, 2006. Funding for the increase in loans was provided by a decrease in federal funds sold of $6.9 million, a decrease in investment securities of $14.8 million, and an increase in Federal Home Loan Bank (FHLB) advances totaling $5.0 million as deposits declined $9.3 million, or 2% from $426.6 million at December 31, 2005 to $417.3 million at June 30, 2006.
The annualized return on average assets was 1.08% for the six months ended June 30, 2006 up from 0.92% for the same period in 2006. The annualized return on average equity was 15.4% for the six months ended June 30, 2006 up from 13.8% for the same period in 2005.
RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED JUNE 30, 2006
Net interest income before provision for loan losses. Net interest income, on a nontax-equivalent basis, was $10.9 million for the six months ended June 30, 2006, an increase of $1.1 million, or 12%, from $9.8 million for the same period in 2005. The increase in net interest income was primarily attributed to volume and rate increases in the Company’s average loan balances partially offset by increases in the rates paid on time deposits, interest bearing checking (NOW) account balances and in the level of and rates paid on the junior subordinated debentures.
Interest income increased $2.3 million, or 19%, to $14.1 million for the six months ended June 30, 2006. Interest and fees on loans increased by $2.2 million from $10.2 million for the six months ended June 30, 2005 to $12.4 million during the current six month period. The Company’s average loan balances were $323 million for the six months ended June 30, 2006, up $36 million, or 13%, from the $287 million for the same period in 2005. The average rate earned on the Company’s loan balances increased 59 basis points to 7.72% during the first six months of 2006 versus 7.13% during the first six months of 2005. The increase in yield is consistent with market conditions in the Company’s service area.

Interest on investment securities decreased by $66 thousand, as an increase in yield was offset by a decline in average investment securities. Interest earned on federal funds sold increased by $140 thousand. This item benefited both from an increase in yield and an increase in average balances outstanding.
Interest expense increased $1.1 million to $3.2 million for the six months ended June 30, 2006, up from $2.1 million for the same period in 2005. The increase in interest expense was primarily attributed to rate increases on time deposits and NOW account balances and the increase in the level of and rates paid on the junior subordinated debentures. Partially offsetting these increases in interest expense was a decrease of $127 thousand in interest from FHLB borrowings, resulting from a reduction in these borrowings during the 2006 period.
For the six months ended June 30, 2006 compared to the same period in 2005, the Company’s average rate paid on time deposits increased 91 basis points to 3.34% from 2.43%. The average rate paid on NOW balances increased 151 basis points to 1.66% for the first six months of 2006 versus 0.15% for the first six months of 2005 primarily as a result of the introduction of the Money Fund Plu$ account in September 2005.
Money Fund Plu$ is a high interest bearing checking account designed to pay rates comparable to those available on a typical brokerage account. Since its introduction, there has been significant growth in the total Money Fund Plu$ balances with an average balance of $33.7 million for the six months ended June 30, 2006 and total balances as of June 30, 2006 of $47.3 million.
Adding to the interest expense was an increase in the average balance of the junior subordinated debentures of $4.1 million to $10.3 million and in the average rate paid of 151 basis points from 6.00% to 7.51%.
As a result of the changes noted above, the net interest margin for the six months ended June 30, 2006 increased 22 basis points, or 4%, to 5.24%, up from 5.02% for the same period in 2005.

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

	For the Six Months Ended June 30, 2006			For the Six Months Ended June 30, 2005
	Average Balance	Interest	Yield/	Average Balance	Interest	Yield/
	(in thousands)	(in thousands)	Rate	(in thousands)	(in thousands)	Rate
Interest-earning assets:
Loans (1) (2)	$323,307	$12,384	7.72%	$287,257	$10,163	7.13%
Investment securities (1)	90,002	1,596	3.58%	104,328	1,662	3.21%
Federal funds sold	6,492	144	4.47%	280	4	2.88%

Total interest earning assets	419,801	14,124	6.78%	391,865	11,829	6.08%

Cash and due from banks	13,677			15,565
Other assets	30,567			26,386

Total assets	$464,045			$433,816

Interest-bearing liabilities:
NOW deposits	$75,748	623	1.66%	$43,793	33	0.15%
Money market deposits	61,010	371	1.23%	63,035	324	1.04%
Savings deposits	61,858	224	0.73%	67,417	200	0.60%
Time deposits	94,378	1,564	3.34%	95,877	1,153	2.43%
FHLB advances	1,525	39	5.16%	11,449	166	2.92%
Other interest-bearing liabilities	278	8	5.80%	232	5	4.35%
Junior subordinated debentures	10,310	384	7.51%	6,186	184	6.00%

Total interest-bearing liabilities	305,107	3,213	2.12%	287,989	2,065	1.44%

Non-interest bearing deposits	121,915			113,018
Other liabilities	4,525			3,834
Shareholders’ equity	32,498			28,975

Total liabilities & equity	$464,045			$433,816

Cost of funding interest-earning assets (3)			1.54%			1.06%
Net interest income and margin (4)		$10,911	5.24%		$9,764	5.02%

(1)	Not computed on a tax-equivalent basis.

(2)	Loan (costs) fees included in loan interest income for the six-month periods ended June 30, 2006 and 2005 were $(74,000) and $100,000, respectively.

(3)	Total annualized interest expense divided by the average balance of total earning assets.

(4)	Annualized net interest income divided by the average balance of total earning assets.

The following table sets forth changes in interest income and interest expense for the six-month periods indicated and the amount of change attributable to variances in volume, rates and the combination of volume and rates based on the relative changes of volume and rates:

	2006 over 2005 change in net interest income
	for the six months ended June 30
	(in thousands)
	Volume (1)	Rate (2)	Mix (3)	Total
Interest-earning assets:
Loans	$1,275	$840	$106	$2,221
Investment securities	(228)	188	(26)	(66)
Federal funds sold	89	2	49	140

Total interest income	1,136	1,030	129	2,295

Interest-bearing liabilities:
NOW deposits	24	327	239	590
Money market deposits	(10)	59	(2)	47
Savings deposits	(16)	44	(4)	24
Time deposits	(18)	436	(7)	411
FHLB advances	(144)	127	(110)	(127)
Other interest-bearing liabilities	1	2	—	3
Junior subordinated debentures	123	46	31	200

Total interest expense	(40)	1,041	147	1,148

Net interest income	$1,176	$(11)	$(18)	$1,147

(1)	The volume change in net interest income represents the change in average balance divided by the previous year’s rate.

(2)	The rate change in net interest income represents the change in rate multiplied by the previous year’s average balance.

(3)	The mix change in net interest income represents the change in average balance multiplied by the change in rate.
Provision for loan losses. The Company recorded $600,000 in provision for loan losses for the six months ended June 30, 2006 and 2005. Management assesses its loan quality monthly to maintain an adequate allowance for loan losses. Based on information currently available, management believes that the allowance for loan losses is adequate to absorb potential risks in the portfolio. However, no assurance can be given that the Company may not sustain charge-offs which are in excess of the allowance in any given period. The Company’s loan portfolio composition and non-performing assets are further discussed under the financial condition section below.
Non-interest income. During the six months ended June 30, 2006, total non-interest income increased $241 thousand, or 11%, to $2.5 million, up from $2.2 million from the comparable period in 2005. This increase was primarily related to an increase in service charges on deposit accounts. Decreases in non-interest income of $47 thousand in investment service fees and $58 thousand in tax refunds were offset by increases in other categories of non-interest income.
Service charges on deposit accounts increased $240 thousand over the same six month period last year. Of this increase, $121 thousand relates to fees from increased customer usage of deposit account overdrafts privileges, the collection of fees resulting from those overdrafts and from an increase in the rate charged. Additionally, during 2006, the Company began recording expenses for ATM transactions in the outside service fee expense category. Prior to this, the Company’s vendor did not separate these costs from ATM income and the net amount was recorded as income. The effect of this change was to increase 2006 non-interest income by $130 thousand and increase non-interest expense by a similar amount.
In the first quarter of 2005, the Company recorded $58 thousand of tax refunds related to previous year’s overpayments. These tax refunds are not expected to reoccur. As a result, in 2006, changes to total non-interest income were negatively impacted by these tax refunds.

The following table describes the components of non-interest income for the six-month periods ending June 30, 2006 and 2005, in thousands:

	For the Six Months
	Ended June 30
			Dollar	Percentage
	2006	2005	Change	Change
Service charges on deposit accounts	$1,709	$1,469	$240	16.3%
Earnings on life insurance policies	191	179	12	6.7%
Merchant processing income	131	132	(1)	-0.8%
Official check fees	80	46	34	73.9%
Mortgage loan commission and servicing fees	65	89	(24)	-27.0%
Customer service fees	60	52	8	15.4%
Investment services income	55	102	(47)	-46.1%
Federal Home Loan Bank dividends	48	38	10	26.3%
Safe deposit box and night depository income	36	35	1	2.9%
Printed check fee income	31	21	10	47.6%
Other deposit account fees	28	14	14	100.0%
Gain (loss) on sale of real estate and vehicles	2	(45)	47	104.4%
Loss on sale of securities	—	(8)	8	100.0%
Loss on sale of loans	(4)	—	(4)	—%
Tax refunds	—	58	(58)	-100.0%
Other	28	37	(9)	-24.3%

Total non-interest income	$2,460	$2,219	$241	10.9%

Non-interest expenses. During the six months ended June 30, 2006, total non-interest expense increased $426 thousand, or 5%, to $8.7 million, up from $8.3 million for the comparable period in 2005. The increase in non-interest expense was primarily the result of increases in salaries and employee benefits, occupancy and equipment costs, outside service fees and other expenses.
Salaries and other employee benefits increased $200 thousand, or 4%, over the same six-month period last year. Salaries, payroll taxes and other employee benefits increased as a result of staffing additions related to branch administration and the establishment of a customer call and resource center as well as general salary merit increases and an increase in bonus expense. On January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123 (R), Share Based Payment (“SFAS 123 (R)”), using the modified prospective application transition method. As a result of adopting SFAS 123 (R), the Company recorded $63,000 of employee stock based compensation expense and $24,000 of director stock based compensation expense during the half of 2006. As of June 30, 2006, there was $304,000 of total unrecognized employee compensation costs and $122,000 of total unrecognized director compensation cost related to non-vested share-based compensation arrangements. These costs are expected to be recognized over a weighted average period of 2.76 years. Higher salary and employee benefit costs were reduced to some extent by the deferral of additional salary costs related to increased loan origination activities and reduced workers’ compensation costs.
Occupancy and equipment expense increased by $67 thousand to $1.56 million during the six months ended June 30, 2006 from $1.49 million during the first half of 2005. The largest components of this increase were a $21 thousand increase in utilities expense and a $27 thousand increase in the amortization of leasehold improvements. The increase in outside service fees reflects the ATM expense previously recorded against ATM income. The increase in other expenses was related to an increase in other losses of $49 thousand, from $20 thousand during the 2005 six month period to $69 thousand for the six months ended June 30, 2006. These losses primarily relate to a higher level of charge-offs related to overdrafts on deposit accounts.

Armored car and courier costs decreased $56 thousand, or 30%, as compared to the six months ended June 30, 2005. Courier savings were realized as a result of the Bank’s implementation of “Check 21”. Check 21 is a federal law promoting the transmission of checks electronically between institutions rather than physically transporting the items.
The following table describes the components of non-interest expense for the six-month periods ending June 30, 2006 and 2005.

	For the Six Months
	Ended June 30
			Dollar	Percentage
	2006	2005	Change	Change
Salaries and employee benefits	$4,866	$4,666	$200	4.3%
Occupancy and equipment	1,560	1,493	67	4.5%
Professional fees	345	362	(17)	-4.7%
Business development	282	238	44	18.5%
Advertising and shareholder relations	242	224	18	8.0%
Outside service fees	219	143	76	53.1%
Telephone and data communication	197	157	40	25.5%
Director compensation	175	159	16	10.1%
Deposit premium amortization	150	150	—	—
Stationery and supplies	140	160	(20)	-12.5%
Armored car and courier	132	188	(56)	-29.8%
Postage	123	124	(1)	-0.8%
Insurance	84	117	(33)	-28.2%
Loan and collection expenses	80	45	35	77.8%
Other	157	100	57	57.0%

Total non-interest expense	$8,752	$8,326	$426	5.1%

Provision for income taxes. The provision for income taxes was $1.5 million, or 38.2% of income before provision for income taxes for the six months ended June 30, 2006. This compares to $1.1 million or 35.2% of pre-tax income during the first half of 2005. The increase in provision as a percentage of income before provision for income taxes during 2006 includes the effect of employee stock based compensation expense which is included in expense during 2006, but excluded from the calculation of the provision for income taxes.
RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JUNE 30, 2006
Net Income. Net income increased by $227 thousand, or 21% from $1.1 million during the second quarter of 2005 to $1.3 million during the three months ended June 30, 2006. This increase in net income included a $492 thousand increase in net interest income and a $238 thousand increase in non-interest income, partially offset by increases of $316 thousand in non-interest expense and $187 thousand in the provision for income taxes.
Net interest income before provision for loan losses. Net interest income, on a nontax-equivalent basis, was $5.5 million for the three months ended June 30, 2006, an increase of $492 thousand, or 10%, from $5.0 million for the same period in 2005. The increase in net interest income was attributed to volume and rate increases in the Company’s average loan portfolio partially offset by increases in rates paid primarily on NOW and time deposits, the decrease in the level of FHLB advances and in the increases in the level of and rates paid on the junior subordinated debentures.

Interest income increased $1.0 million, or 16%, to $7.2 million for the three months ended June 30, 2006. Interest and fees on loans increased by $1.0 million from $5.4 million for the three months ended June 30, 2005 to $6.4 million during the 2006 second quarter. The increase in interest income was primarily attributed to volume and rate increases in the loan portfolio. The Company’s average loan balances were $325 million for the three months ended June 30, 2006, up $25 million, or 8%, from the $300 million for the same period in 2005. The average yield earned on loans increased by 70 basis points from 7.16% during the second quarter of 2005 to 7.86% during the 2006 quarter.
A positive yield variance on investment securities was offset by a decrease in the average balance outstanding, resulting in a decrease of $34 thousand in interest earned on investment securities.
Interest expense increased $523 thousand, or 46%, to $1.6 million for the three months ended June 30, 2006, up from $1.1 million for the same period in 2005. The increase in interest expense was primarily attributed to the increase in the level of and rates paid on NOW deposits and the increase in rates paid on time deposits. A decrease in the level of FHLB advances was offset by rate and volume increases on junior subordinated debentures.
For the three months ended June 30, 2006 compared to the same period in 2005, the Company’s average rate on NOW accounts increased 165 basis points to 1.83% from 0.18%. This increase primarily relates to the introduction of the Money Fund Plu$ product. The average rate paid on time deposits increased from 2.58% during the 2005 second quarter to 3.43% during the quarter ended June 30, 2006.
As a result of the changes noted above, the net interest margin for the three months ended June 30, 2006 increased 31 basis points, or 6%, to 5.34%, up from 5.03% for the same period in 2005.

The following table presents for the three-month periods indicated the distribution of consolidated average assets, liabilities and shareholders’ equity. It also presents the amounts of interest income from interest-earning assets and the resultant annualized yields expressed in both dollars and annualized yield percentages, as well as, the amounts of interest expense on interest-bearing liabilities and the resultant cost expressed in both dollars and annualized rate percentages. Average balances are based on daily averages. Nonaccrual loans are included in the calculation of average loans while nonaccrued interest thereon is excluded from the computation of yields earned:

	For the Three Months Ended June 30, 2006			For the Three Months Ended June 30, 2005
	Average Balance	Interest	Yield/	Average Balance	Interest	Yield/
	(in thousands)	(in thousands)	Rate	(in thousands)	(in thousands)	Rate
Interest-earning assets:
Loans (1) (2)	$325,408	$6,379	7.86%	$299,895	$5,354	7.16%
Investment securities (1)	86,676	778	3.60%	100,581	812	3.24%
Federal funds sold	2,286	27	4.74%	322	3	3.74%

Total interest earning assets	414,370	7,184	6.95%	400,798	6,169	6.17%

Cash and due from banks	13,317			16,397
Other assets	31,446			26,785

Total assets	$459,133			$443,980

Interest-bearing liabilities:
NOW deposits	$78,804	360	1.83%	$43,250	19	0.18%
Money market deposits	57,329	169	1.18%	62,285	169	1.09%
Savings deposits	59,794	109	0.73%	67,614	108	0.64%
Time deposits	91,561	783	3.43%	96,381	619	2.58%
Federal Home Loan Bank advances	3,033	39	5.16%	17,396	131	3.02%
Other interest-bearing liabilities	281	4	5.71%	237	3	5.08%
Junior subordinated debentures	10,310	201	7.82%	6,186	93	6.03%

Total interest-bearing liabilities	301,112	1,665	2.22%	293,349	1,142	1.56%

Non-interest bearing deposits	120,741			117,361
Other liabilities	4,410			3,983
Shareholders’ equity	32,870			29,287

Total liabilities & equity	$459,133			$443,980

Cost of funding interest-earning assets (3)			1.61%			1.14%
Net interest income and margin (4)		$5,519	5.34%		$5,027	5.03%

(1)	Not computed on a tax-equivalent basis.

(2)	Loan (costs) fees included in loan interest income for the three-month periods ended June 30, 2006 and 2005 were $(18,000) and $51,000, respectively.

(3)	Total interest expense divided by the average balance of total earning assets.

(4)	Net interest income divided by the average balance of total earning assets.

The following table sets forth changes in interest income and interest expense for the three-month periods indicated and the amount of change attributable to variances in volume, rates and the combination of volume and rates based on the relative changes of volume and rates:

	2006 over 2005 change in net interest income
	for the three months ended June 30
	(in thousands)
	Volume (1)	Rate (2)	Mix (3)	Total
Interest-earning assets:
Loans	$455	$525	$45	$1,025
Investment securities	(112)	91	(13)	(34)
Federal funds sold	18	1	5	24

Total interest income	361	617	37	1,015

Interest-bearing liabilities:
NOW deposits	16	179	146	341
Money market deposits	(13)	14	(1)	—
Savings deposits	(12)	15	(2)	1
Time deposits	(31)	205	(10)	164
FHLB advances	(108)	93	(77)	(92)
Other interest-bearing liabilities	1	—	—	1
Junior subordinated debentures	62	28	18	108

Total interest expense	(85)	534	74	523

Net interest income	$446	$83	$(37)	$492

(1)	The volume change in net interest income represents the change in average balance divided by the previous year’s rate.

(2)	The rate change in net interest income represents the change in rate divided by the previous year’s average balance.

(3)	The mix change in net interest income represents the change in average balance multiplied by the change in rate.
Provision for loan losses. The Company recorded $300,000 in provision for loan losses for the three months ended June 30, 2006 and 2005. Management assesses its loan quality monthly to maintain an adequate allowance for loan losses. Based on information currently available, management believes that the allowance for loan losses is adequate to absorb potential risks in the portfolio. However, no assurance can be given that the Company may not sustain charge-offs which are in excess of the allowance in any given period. The Company’s loan portfolio composition and non-performing assets are further discussed under the financial condition section below.
Non-interest income. During the three months ended June 30, 2006, total non-interest income increased by $238 thousand. This increase resulted from a $209 thousand increase in service charges on deposit accounts and a $21 thousand increase in official check fees. The increase in service charges includes an increase in ATM income previously discussed as well as an increase in fees and charges related to customer overdrafts. During the 2005 quarter the Company experienced $29 thousand in losses on the sale of vehicles and other real estate owned compared to a $2 thousand gain on vehicle sales during the current quarter. This was mostly offset by a decrease of $25 thousand in investment services income.

The following table describes the components of non-interest income for the three-month periods ending June 30, 2006 and 2005, in thousands:

	For the Three Months
	Ended June 30
			Dollar	Percentage
	2006	2005	Change	Change
Service charges on deposit accounts	$948	$739	$209	28.3%
Earnings on life insurance policies	97	87	10	11.5%
Merchant processing income	70	70	—	—%
Official check fees	45	24	21	87.5%
Mortgage loan commission and servicing fees	35	40	(5)	-12.5%
Investment services income	33	58	(25)	-43.1%
Customer service fees	32	28	4	14.3%
Federal Home Loan Bank dividends	25	38	(13)	-34.2%
Printed check fee income	20	13	7	53.8%
Safe deposit box and night depository income	16	16	—	—%
Other deposit account fees	13	8	5	62.5%
Gain (loss) on sale of real estate and vehicles	2	(29)	31	106.9%
Other	12	18	(6)	-33.3%

Total non-interest income	$1,348	$1,110	$238	21.4%

Non-interest expenses. Non-interest expense increased by $316 thousand from $4.1 million during the second quarter of 2005 to $4.4 million during the current quarter. Increases in non-interest expense included $109 thousand in outside service fees, $73 thousand in occupancy and equipment costs, $66 thousand in salaries and employee benefits, $45 thousand in loan and collection expense and $41 thousand in other expense.
The increase in salaries and employee benefits included an increase in salary expense of $119 thousand related to higher staffing levels and merit increases, an increase in bonus expense of $46 thousand, and employee stock based compensation expense of $31 thousand. These increases in expense were partially offset by the deferral of additional salary costs related to increased loan origination and reduced workers’ compensation expense.
The increase in outside service fees was related to the addition of ATM expense previously netted against ATM income. Occupancy and equipment costs increased by $73 thousand or 10% primarily related to an increase in leasehold improvement expense totaling $25 thousand and other occupancy related costs. Loan and collection costs increased by $45 thousand to $53 thousand for the three months ended June 30, 2006. The level of collection expense in 2005 was abnormally low related to the reimbursement of previously incurred costs. The increase of $41 thousand in other expense includes a higher level of charge-offs related to overdrafts on deposit accounts.

The following table describes the components of non-interest expense for the three-month periods ending June 30, 2006 and 2005.

	For the Three Months
	Ended June 30
			Dollar	Percentage
	2006	2005	Change	Change
Salaries and employee benefits	$2,329	$2,263	$66	2.9%
Occupancy and equipment	810	737	73	9.9%
Professional fees	181	197	(16)	-8.1%
Outside service fees	175	66	109	165.2%
Business development	149	138	11	8.0%
Advertising and shareholder relations	143	117	26	22.2%
Telephone and data communication	111	82	29	35.4%
Director compensation	87	81	6	7.4%
Deposit premium amortization	75	75	—	—%
Armored car and courier	67	96	(29)	-30.2%
Stationery and supplies	66	86	(20)	-23.3%
Postage	60	63	(3)	-4.8%
Loan and collection expense	53	8	45	562.5%
Insurance	42	64	(22)	-34.4%
Other	93	52	41	78.8%

Total non-interest expense	$4,441	$4,125	$316	7.7%

FINANCIAL CONDITION
Loan portfolio composition. The Company continues to manage the mix of its loan portfolio consistent with its identity as a community bank serving the financing needs of all sectors of Northeastern California. Although the Company offers a broad array of financing options, it continues to concentrate its focus on small- to medium-sized commercial businesses. These commercial loans are diversified as to the industries and types of businesses, thus limiting material exposure from any one industry concentration. The Company offers both fixed and floating rate loans and obtains collateral in the form of real property, business assets and deposit accounts, but looks to business and personal cash flows as its primary source of repayment. As of June 30, 2006, agricultural loans increased as a percentage of total loan balances to 10.5% from 9.7% at December 31, 2005 and real estate construction and land development loans increased to 18.7% of total loan balances from 17.5% at December 31, 2005. This increase is consistent with the seasonality of these loans. Real estate mortgage and consumer loan balances as a percentage of total loans increased slightly to 34.5% and 25.4%, respectively from 34.4% and 25.3%, respectively at December 31, 2005. The increased percentages in agricultural, real estate mortgage, construction and land development and consumer loan balances were offset with a decline in the relative percentage of commercial loan balances which were 10.9% at June 30, 2006, down from 13.1% at December 31, 2005.
Nonperforming assets. Nonperforming loans at June 30, 2006 were $1.48 million, a decrease of $183 thousand, or 11%, over the $1.66 million balance at December 31, 2005. Nonperforming assets (which is comprised of nonperforming loans plus foreclosed real estate and vehicle holdings) at June 30, 2006 were $1.51 million, a decrease of $190 thousand, or 11%, over the $1.70 million balance at December 31, 2005.
The decrease in both nonperforming loans and assets at June 30, 2006 from December 31, 2005 relates to the reduction in the balance of two nonaccrual SBA loans totaling $676,000. Of this reduction, the Company recorded a charge-off totaling $68,000, and received proceeds from the sale of assets totaling $405,000. The balance of $203,000 is awaiting payment from the SBA related to the guaranteed portion of one of the loans. These reductions in nonaccrual loans were partially offset by the addition of one real estate secured loan totaling $350,000.

As a result of the above, nonperforming loans as a percentage of total loans decreased to 0.44% at June 30, 2006 from 0.52% at December 31, 2005. In addition, nonperforming assets as a percentage of total assets also decreased to 0.32% at June 30, 2006 from 0.36% at December 31, 2005.
Analysis of allowance for loan losses. Net charge-offs during the six months ended June 30, 2006 totaled $155 thousand, or 0.05% of average loans during the period, compared to $255 thousand, or 0.09% of average loans, for the comparable period in 2005. Net charge-offs during the first half of 2006 were comprised of $319 thousand of charge-offs offset by $164 thousand in recoveries, compared to $344 thousand of charge-offs offset by $89 thousand in recoveries for the same period in 2005. The provision for loan losses was $600 thousand for both six month periods. The allowance for loan losses stood at 1.10% of total loans as of June 30, 2006 up from 1.01% as of December 31, 2005. Based on an evaluation of the credit quality of the loan portfolio and delinquency trends and charge-offs, management believes the allowance for loan losses to be adequate. However, no prediction of the ultimate level of loans charged off in future years can be made with any certainty.
The following table provides certain information for the six-month period indicated with respect to the Company’s allowance for loan losses as well as charge-off and recovery activity.

	For the Six Months
	Ended June 30,
	(in thousands)
	2006	2005
Balance at January 1,	$3,256	$2,762

Charge-offs:
Commercial and agricultural	(118)	(111)
Real estate mortgage	—	—
Real estate construction	—	—
Consumer	(201)	(233)

Total charge-offs	(319)	(344)

Recoveries:
Commercial and agricultural	42	19
Real estate mortgage	—	—
Real estate construction	—	—
Consumer	122	70

Total recoveries	164	89

Net charge-offs	(155)	(255)

Provision for loan losses	600	600

Balance at June 30,	$3,701	$3,107

Net charge-offs during the six-month period to average loans	0.05%	0.09%
Allowance for loan losses to total loans	1.10%	1.01%
Investment securities. Investment securities decreased $15 million to $83 million at June 30, 2006, down from $98 million at December 31, 2005. The Company’s investment in U.S. Treasury securities as a percentage of the total investment portfolio was 8% at June 30, 2006, down from 10% at December 31, 2005. The Company’s investment in obligations of U.S. agencies remained relatively unchanged at 65% of the investment portfolio at June 30, 2006 and 66% at December 31, 2005. Municipal obligations increased to 17% of the investment portfolio at June 30, 2006, up from 14% at December 31, 2005. Corporate bonds were 10% of the investment portfolio at June 30, 2006 and December 31, 2005. The decrease in the overall investment portfolio resulted from maturities, calls and pay downs that were used to provide funding for loan growth and liquidity and, to a lesser extent, additional unrealized losses on available for sale securities.

Premises and equipment. Premises and equipment increased $1.9 million, or 17%, to $13.3 million at June 30, 2006, from $11.4 million at December 31, 2005. This increase primarily relates to a $1.2 million purchase of land and a building in Quincy, California to be utilized as a future administrative office location, costs of $779 thousand for a new branch office currently under construction in Truckee, California and $186 thousand related to expansion of the Company’s Fall River Mills branch. As of June 30, 2006 land and construction costs for the Truckee branch have amounted to $2.6 million. Construction will continue on this new branch through the summer of 2006 with its completion date anticipated during the third quarter of 2006. The increases in premises noted above were somewhat offset by ongoing depreciation on existing premises and equipment.
Deposits. Total deposits were $417.3 million as of June 30, 2006, a decrease of $9.3 million, or 2%, from the December 31, 2005 balance of $426.6 million. The decrease in deposits resulted from a decline of $14 million in money market and savings deposits, $9 million in time deposits and $2 million non-interest bearing demand deposits. These declines in deposits were partially offset by an increase in interest bearing checking deposits totaling $16 million. The Company continues to manage the mix of its deposits consistent with its identity as a community bank serving the financial needs of its customers. Interest bearing checking deposits increased to 21% of total deposits at June 30, 2006, up from 16% of total deposits at December 31, 2005. Money market and savings deposits decreased to 27% of total deposits at June 30, 2006 from 30% of total deposits at December 31, 2005. Non-interest bearing demand deposits decreased slightly to 30% at June 30, 2006 down from 31% at December 31, 2005. Time deposits decreased to 22% of total deposits as of June 30, 2006 down from 23% as of December 31, 2005. The growth in interest bearing checking deposits relates to the new Money Fund Plu$ checking account introduced in September 2005. This account is intended to pay rates comparable to those available on a typical brokerage account. Since its introduction, there has been significant growth in the total Money Fund Plu$ balances with an increase of $26.1 million in the first six months of 2006 and balances at June 30, 2006 of $47.3 million.
Federal Home Loan Bank advances. FHLB advances were $5 million as of June 30, 2006. There were no outstanding advances at December 31, 2005. During the first six months of 2006 the Company utilized an established line of credit with the Federal Home Loan Bank to meet its short-term liquidity needs.
CAPITAL RESOURCES
Shareholders’ equity as of June 30, 2006 increased $1.7 million, or 5%, to $32.8 million up from $31.1 million as of December 31, 2005. This increase was the result of earnings during the first six months of 2006 of $2.5 million partially offset by dividends paid of $650 thousand and an increase in accumulated other comprehensive losses of $354 thousand. Other changes affecting total shareholders’ equity to a lesser extent during the first six months of 2006 included exercise of stock options and stock based compensation expense.
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
Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios of total and Tier 1 capital to risk-weighted assets and of Tier 1 capital to average assets. Each of these components is defined in the regulations. Management believes that the Company met all its capital adequacy requirements and that the Bank met the requirements to be considered well capitalized under the regulatory framework for prompt corrective action as of June 30, 2006.

The following table presents the Company’s and the Bank’s capital ratios as of June 30, 2006 and December 31, 2005, dollars in thousands:

	June 30, 2006		December 31,2005
	Amount	Ratio	Amount	Ratio
Tier 1 Leverage Ratio

Plumas Bancorp and Subsidiary	$42,742	9.3%	$40,589	8.5%
Minimum regulatory requirement	18,404	4.0%	19,013	4.0%
Plumas Bank	40,726	8.9%	37,611	7.8%
Minimum requirement for “Well-Capitalized” institution	22,852	5.0%	24,060	5.0%
Minimum regulatory requirement	18,282	4.0%	19,248	4.0%

Tier 1 Risk-Based Capital Ratio

Plumas Bancorp and Subsidiary	42,742	10.5%	40,589	10.3%
Minimum regulatory requirement	16,321	4.0%	15,780	4.0%
Plumas Bank	40,726	10.0%	37,611	9.6%
Minimum requirement for “Well-Capitalized” institution	24,446	6.0%	23,635	6.0%
Minimum regulatory requirement	16,297	4.0%	15,757	4.0%

Total Risk-Based Capital Ratio

Plumas Bancorp and Subsidiary	46,443	11.4%	43,845	11.1%
Minimum regulatory requirement	32,643	8.0%	31,560	8.0%
Plumas Bank	44,428	10.9%	40,867	10.4%
Minimum requirement for “Well-Capitalized” institution	40,744	10.0%	39,392	10.0%
Minimum regulatory requirement	32,595	8.0%	31,514	8.0%
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
The Company has unsecured short-term borrowing agreements with two of its correspondent banks in the amounts of $10 million and $5 million. In addition, the Company can borrow up to $90 million from the Federal Home Loan Bank secured by commercial and residential mortgage loans. At June 30, 2006 the Company had outstanding advances from the Federal Home Loan Bank which totaled $5 million. There were no outstanding advances at December 31, 2005.
Customer deposits are the Company’s primary source of funds. Those funds are held in various types of accounts with varying maturities. The Company does not accept brokered deposits. During the first six months of 2006, deposits decreased $9 million, or 2%, from the December 31, 2005 balance of $427 million. The Company has historically experienced a seasonal trend in regards to deposits; whereas the majority of the Company’s annual deposit growth has historically occurred in the late spring, summer and fall months.
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
In management’s opinion there has not been a material change in the Company’s market risk or interest rate risk profile for the six months ended June 30, 2006 compared to December 31, 2005 as discussed in the Company’s 2005 annual report on Form 10-K.

ITEM 4. CONTROLS AND PROCEDURES
The Company’s Chief Executive Officer, Chief Operating Officer and Chief Financial Officer, based on their evaluation of the Company’s disclosure controls and procedures as of the end of the Company’s fiscal quarter ended June 30, 2006 (as defined in Exchange Act Rule 13a—15(e), have concluded that the Company’s disclosure controls and procedures are adequate and effective for purposes of Rule 13a—15(e) in timely alerting them to material information relating to the Company required to be included in the Company’s filings with the SEC under the Securities Exchange Act of 1934.
There were no significant changes in the Company’s internal controls over financial reporting or in other factors that could significantly affect internal controls that occurred during the Company’s fiscal quarter ended June 30, 2006.

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
None.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
The voting results of the registrant’s annual meeting of the shareholders held on May 17, 2006 are as follows:
Proposal #1: Election of Directors
On the proposal to elect Directors of Plumas Bancorp, Management’s nominees were elected as Directors of Plumas Bancorp until the 2007 Annual Meeting of Shareholders and until their successors are duly elected and qualified. The voting results were as follows:

		Votes
		Withheld or
	Votes For	Against		Broker
Nominee	Nominee	Nominee	Abstentions	Non-Votes
Douglas N. Biddle	3,933,993	0	1,722	0
Alvin G. Blickenstaff	3,934,668	0	1,047	0
William E. Elliott	3,934,668	0	1,047	0
Gerald W. Fletcher	3,934,668	0	1,047	0
John Flournoy	3,934,668	0	1,047	0
Arthur C. Grohs	3,934,668	0	1,047	0
Jerry V. Kehr	3,934,668	0	1,047	0
Christine McArthur	3,934,668	0	1,047	0
Terrance J. Reeson	3,931,319	0	4,396	0
Thomas Watson	3,934,668	0	1,047	0
Daniel E. West	3,934,668	0	1,047	0

Proposal #2: Amendment and Restatement of the 2001 Stock Option Plan
On the proposal to amend and restate the Plumas Bank 2001 stock option plan to allow restricted stock awards to employees and make other changes. The voting results were as follows:

		Votes
		Withheld or
	Votes For	Against		Broker
Proposal	Amendment	Amendment	Abstentions	Non-Votes
Amendment and restatement of 2001 Stock Option Plan	1,783,873	119,442	79,899	1,952,501

ITEM 5. OTHER INFORMATION
None.
ITEM 6. EXHIBITS
The following documents are included or incorporated by reference in this Quarterly Report on Form 10Q:

3.1	Articles of Incorporation as amended of Registrant included as exhibit 3.1 to the Registrant’s Form S-4, File No. 333-84534, which is incorporated by reference herein.

3.2	Bylaws of Registrant included as exhibit 3.2 to the Registrant’s Form S-4, File No. 333-84534, which is incorporated by reference herein.

3.3	Amendment of the Articles of Incorporation of Registrant dated November 1, 2002.

3.4	Amendment of the Articles of Incorporation of Registrant dated August 17, 2005.

4	Specimen form of certificate for Plumas Bancorp included as exhibit 4 to the Registrant’s Form S-4, File No. 333-84534, which is incorporated by reference herein.

10.1	Executive Salary Continuation Agreement of Andrew J. Ryback dated August 23, 2005, is included as Exhibit 10.1 to the Registrant’s 8-K filed on October 17, 2005, which is incorporated by this reference herein.

10.2	Split Dollar Agreement of Andrew J. Ryback dated August 23, 2005, is included as Exhibit 10.2 to the Registrant’s 8-K filed on October 17, 2005, which is incorporated by this reference herein.

10.3	Executive Salary Continuation Agreement as amended of William E. Elliott dated October 13, 1993, is included as Exhibit 10.3 to the Registrant’s 10-QSB for June 30, 2002, which is incorporated by this reference herein.

10.4	Split Dollar Agreements of William E. Elliott dated January 23, 2002, is included as Exhibit 10.4 to the Registrant’s 10-QSB for June 30, 2002, which is incorporated by this reference herein.

10.5	Employment Agreement of Douglas N. Biddle dated January 1, 2006 is included as Exhibit 10.5 to the Registrant’s 8-K filed on March 15, 2006, which is incorporated by this reference herein.

10.6	Executive Salary Continuation Agreement as amended of Douglas N. Biddle dated June 2, 1994, is included as Exhibit 10.6 to the Registrant’s 10-QSB for June 30, 2002, which is incorporated by this reference herein.

10.7	Split Dollar Agreements of Douglas N. Biddle dated January 24, 2002, is included as Exhibit 10.7 to the Registrant’s 10-QSB for June 30, 2002, which is incorporated by this reference herein.

10.9	Executive Salary Continuation Agreement as amended of Dennis C. Irvine dated June 2, 1994, is included as Exhibit 10.9 to the Registrant’s 10-QSB for June 30, 2002, which is incorporated by this reference herein.

10.10	Split Dollar Agreements of Dennis C. Irvine dated January 24, 2002, is included as Exhibit 10.10 to the Registrant’s 10-QSB for June 30, 2002, which is incorporated by this reference herein.

10.11	First Amendment to Executive Salary Continuation Agreement of Robert T. Herr dated September 15, 2004, is included as Exhibit 10.11 to the Registrant’s 8-K filed on September 17, 2004, which is incorporated by this reference herein.

10.13	Deferred Fee Agreement as amended of Jerry V. Kehr dated August 19, 1998, is included as Exhibit 10.13 to the Registrant’s 10-QSB for June 30, 2002, which is incorporated by this reference herein.

10.14	Amended and Restated Director Retirement Agreement of Jerry V. Kehr dated April 28, 2000, is included as Exhibit 10.14 to the Registrant’s 10-QSB for June 30, 2002, which is incorporated by this reference herein.

10.15	Consulting Agreement of Jerry V. Kehr dated May 10, 2000, is included as Exhibit 10.15 to the Registrant’s 10-QSB for June 30, 2002, which is incorporated by this reference herein.

10.16	Deferred Fee Agreement of Jerry V. Kehr dated December 21, 2005 is included as Exhibit 10.16 to the Registrant’s 8-K filed on March 15, 2006, which is incorporated by this reference herein.

10.18	Amended and Restated Director Retirement Agreement of Daniel E. West dated May 10, 2000, is included as Exhibit 10.18 to the Registrant’s 10-QSB for June 30, 2002, which is incorporated by this reference herein.

10.19	Consulting Agreement of Daniel E. West dated May 10, 2000, is included as Exhibit 10.19 to the Registrant’s 10-QSB for June 30, 2002, which is incorporated by this reference herein.

10.20	Split Dollar Agreements of Robert T. Herr dated September 15, 2004, is included as Exhibit 10.20 to the Registrant’s 8-K filed on September 17, 2004, which is incorporated by this reference herein.

10.21	Amended and Restated Director Retirement Agreement of Alvin G. Blickenstaff dated April 19, 2000, is included as Exhibit 10.21 to the Registrant’s 10-QSB for June 30, 2002, which is incorporated by this reference herein.

10.22	Consulting Agreement of Alvin G. Blickenstaff dated May 8, 2000, is included as Exhibit 10.22 to the Registrant’s 10-QSB for June 30, 2002, which is incorporated by this reference herein.

10.24	Amended and Restated Director Retirement Agreement of Gerald W. Fletcher dated May 10, 2000, is included as Exhibit 10.24 to the Registrant’s 10-QSB for June 30, 2002, which is incorporated by this reference herein.

10.25	Consulting Agreement of Gerald W. Fletcher dated May 10, 2000, is included as Exhibit 10.25 to the Registrant’s 10-QSB for June 30, 2002, which is incorporated by this reference herein.

10.27	Amended and Restated Director Retirement Agreement of Arthur C. Grohs dated May 9, 2000, is included as Exhibit 10.27 to the Registrant’s 10-QSB for June 30, 2002, which is incorporated by this reference herein.

10.28	Consulting Agreement of Arthur C. Grohs dated May 9, 2000, is included as Exhibit 10.28 to the Registrant’s 10-QSB for June 30, 2002, which is incorporated by this reference herein.

10.30	Amended and Restated Director Retirement Agreement of Christine McArthur dated May 12, 2000, is included as Exhibit 10.30 to the Registrant’s 10-QSB for June 30, 2002, which is incorporated by this reference herein.

10.31	Consulting Agreement of Christine McArthur dated May 12, 2000, is included as Exhibit 10.31 to the Registrant’s 10-QSB for June 30, 2002, which is incorporated by this reference herein.

10.33	Amended and Restated Director Retirement Agreement of Terrance J. Reeson dated April 19, 2000, is included as Exhibit 10.33 to the Registrant’s 10-QSB for June 30, 2002, which is incorporated by this reference herein.

10.34	Consulting Agreement of Terrance J. Reeson dated May 10, 2000, is included as Exhibit 10.34 to the Registrant’s 10-QSB for June 30, 2002, which is incorporated by this reference herein.

10.39	Deferred Fee Agreement of Thomas Watson dated March 3, 2001, is included as Exhibit 10.39 to the Registrant’s 10-QSB for June 30, 2002, which is incorporated by this reference herein.

10.40	Form of Indemnification Agreement, is included as Exhibit 10.41 to the Registrant’s 10-QSB for June 30, 2002, which is incorporated by this reference herein.

10.41	2001 Stock Option Plan as amended is included as exhibit 99.1 of the Form S-8 filed July 23, 2002, File No. 333-96957.

10.42	1991 Stock Option Plan on Form S-8 filed August 19, 2002, File No. 333-98319.

10.43	Plumas Bank 401(k) Profit Sharing Plan as amended is included as exhibit 99.1 of the Form S-8 filed February 14, 2003, File No. 333-103229.

10.44	Executive Salary Continuation Agreement of Robert T. Herr dated June 4, 2002, is included as Exhibit 10.44 to the Registrant’s 10-Q for March 31, 2003, which is incorporated by this reference herein.

10.46	1991 Stock Option Plan as amended is included as Exhibit 10.46 to the Registrant’s 10-Q for September 30, 2004, which is incorporated by this reference herein.

10.47	Specimen form of Incentive Stock Option Agreement under the 1991 Stock Option Plan is included as Exhibit 10.47 to the Registrant’s 10-Q for September 30, 2004, which is incorporated by this reference herein.

10.48	Specimen form of Non-Qualified Stock Option Agreement under the 1991 Stock Option Plan is included as Exhibit 10.48 to the Registrant’s 10-Q for September 30, 2004, which is incorporated by this reference herein.

10.59	Director Retirement Agreement of Thomas Watson dated May 1, 2003, is included as Exhibit 10.59 to the Registrant’s 10-Q for June 30, 2003, which is incorporated by this reference herein.

10.60	Consulting Agreement of Thomas Watson dated May 1, 2003, is included as Exhibit 10.60 to the Registrant’s 10-Q for June 30, 2003, which is incorporated by this reference herein.

10.62	Deferred Fee Agreement of Thomas Watson dated December 23, 2004, is included as Exhibit 10.62 to the Registrant’s 8-K filed on January 6, 2005, which is incorporated by this reference herein.

10.63	Deferred Fee Agreement of Jerry V. Kehr dated December 24, 2004, is included as Exhibit 10.63 to the Registrant’s 8-K filed on January 6, 2005, which is incorporated by this reference herein.

11	Computation of per share earnings appears in the attached 10-Q under Plumas Bancorp and Subsidiary Notes to Consolidated Financial Statements as Footnote 5 – Earnings Per Share Computation.

31.1	Rule 13a-14(a) [Section 302] Certification of Principal Financial Officer dated August 9, 2006

31.2	Rule 13a-14(a) [Section 302] Certification of Principal Executive Officer dated August 9, 2006.

32.1	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 dated August 9, 2006.

32.2	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 dated August 9, 2006.
SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
PLUMAS BANCORP
(Registrant)
Date: August 9, 2006

/s/ Andrew J. Ryback
Andrew J. Ryback
Executive Vice President Chief Financial Officer

/s/ Douglas N. Biddle
Douglas N. Biddle
President and Chief Executive Officer