Form 10-Q
period 2006-09-30
PLUMAS BANCORP
filed 2006-11-08
CIK 1168455

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED September 30, 2006

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
Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of November 6, 2006; 5,009,042 shares

PART I – FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
PLUMAS BANCORP
CONDENSED CONSOLIDATED BALANCE SHEET
(Unaudited)
(In thousands, except share data)

	September 30,	December 31,
	2006	2005
Assets
Cash and due from banks	$13,899	$17,271
Federal funds sold	505	7,325

Cash and cash equivalents	14,404	24,596
Investment securities (fair value of $81,108 at September 30, 2006 and $97,712 at December 31, 2005)	80,968	97,844
Loans, less allowance for loan losses of $3,905 at September 30, 2006 and $3,256 at December 31, 2005 (Notes 3 and 4)	346,898	319,156
Premises and equipment, net	14,444	11,404
Intangible assets, net	1,413	1,638
Bank owned life insurance	9,366	8,930
Accrued interest receivable and other assets	9,609	9,235

Total assets	$477,102	$472,803

Liabilities and Shareholders’ Equity

Deposits:
Non-interest bearing	$130,848	$129,734
Interest bearing	287,165	296,826

Total deposits	418,013	426,560
Federal Home Loan Bank advances	9,500	—
Accrued interest payable and other liabilities	4,447	4,796
Junior subordinated deferrable interest debentures	10,310	10,310

Total liabilities	442,270	441,666

Commitments and contingencies (Note 4)	—	—

Shareholders’ equity (Notes 5, 7 and 8):
Serial preferred stock, no par value; 10,000,000 shares authorized, none issued	—	—
Common stock, no par value; 22,500,000 shares authorized; issued and outstanding – 5,007,927 shares at September 30, 2006 and 4,976,654 shares at December 31, 2005	4,650	4,412
Retained earnings	31,046	27,816
Accumulated other comprehensive loss (Note 6)	(864)	(1,091)

Total shareholders’ equity	34,832	31,137

Total liabilities and shareholders’ equity	$477,102	$472,803

See notes to unaudited condensed consolidated financial statements.

PLUMAS BANCORP
CONDENSED CONSOLIDATED STATEMENT OF INCOME
(Unaudited)
(In thousands, except per share data)

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2006	2005	2006	2005
Interest Income:
Interest and fees on loans	$6,837	$5,862	$19,221	$16,025
Interest on investment securities:
Taxable	608	640	1,940	2,030
Exempt from Federal income taxes	133	133	397	405
Interest on Federal funds sold	14	30	158	34

Total interest income	7,592	6,665	21,716	18,494

Interest Expense:
Interest on deposits	1,561	1,107	4,342	2,817
Interest on Federal Home Loan Bank advances	69	44	108	210
Interest on junior subordinated deferrable interest debentures	215	111	599	295
Other	6	4	15	9

Total interest expense	1,851	1,266	5,064	3,331

Net interest income before provision for loan losses	5,741	5,399	16,652	15,163
Provision for Loan Losses	300	300	900	900

Net interest income after provision for loan losses	5,441	5,099	15,752	14,263
Non-Interest Income:
Service charges	1,022	868	2,731	2,531
Gain (loss) on sale of other real estate and vehicles, net	4	8	6	(37)
Earnings on Bank owned life insurance policies	100	84	291	263
Other	267	346	825	962

Total non-interest income	1,393	1,306	3,853	3,719

Non-Interest Expenses:
Salaries and employee benefits	2,500	2,405	7,366	7,071
Occupancy and equipment	827	775	2,387	2,268
Other	1,253	1,234	3,579	3,595

Total non-interest expenses	4,580	4,414	13,332	12,934

Income before provision for income taxes	2,254	1,991	6,273	5,048
Provision for Income Taxes	858	743	2,392	1,820

Net income	$1,396	$1,248	$3,881	$3,228

Basic earnings per share (Notes 5 and 7)	$0.28	$0.25	$0.78	$0.65

Diluted earnings per share (Notes 5 and 7)	$0.27	$0.24	$0.76	$0.64

See notes to unaudited condensed consolidated financial statements.

PLUMAS BANCORP
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited)
(In thousands)

	For the Nine Months
	Ended September 30,
	2006	2005
Cash Flows from Operating Activities:
Net income	$3,881	$3,228
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	900	900
Change in deferred loan origination costs/fees, net	(398)	(967)
Depreciation and amortization	1,582	1,565
Stock-based compensation expense	130	—
Net loss on sale of available-for-sale investment securities	—	8
Amortization of investment security premiums	312	541
Accretion of investment security discounts	(67)	(52)
Net loss on disposal/sale of premises and equipment	6	4
Net (gain) loss on sale of other real estate and vehicles	(6)	37
Earnings on Bank owned life insurance policies	(291)	(263)
Expenses on Bank owned life insurance policies	55	51
Increase in accrued interest receivable and other assets	(673)	(1,405)
(Decrease) increase in accrued interest payable and other liabilities	(349)	1,954

Net cash provided by operating activities	5,082	5,601

Cash Flows from Investing Activities:
Proceeds from matured and called available-for-sale investment securities	14,346	11,000
Proceeds from matured and called held-to-maturity investment securities	—	1,097
Proceeds from sales of available-for-sale investment securities	—	1,992
Purchases of held-to-maturity investment securities	(155)	—
Proceeds from principal repayments from available-for-sale government-guaranteed mortgage-backed securities	2,782	2,780
Proceeds from principal repayments from held-to-maturity government-guaranteed mortgage-backed securities	45	79
Net increase in loans	(28,591)	(47,167)
Proceeds from sale of other real estate and vehicles	124	183
Purchase of bank owned life insurance	(200)	(281)
Purchase of premises and equipment	(4,035)	(2,467)

Net cash used in investing activities	(15,684)	(32,784)

Continued on next page.

PLUMAS BANCORP
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited)
(In thousands)
(Continued)

	For the Nine Months
	Ended September 30,
	2006	2005
Cash Flows from Financing Activities:
Net (decrease) increase in demand, interest bearing and savings deposits	$(1,779)	$36,718
Net (decrease) increase in time deposits	(6,768)	9,494
Proceeds from issuance of junior subordinated deferrable interest debentures	—	4,124
Proceeds (payment of) from Federal Home Loan Bank advances	9,500	(1,035)
Proceeds from exercise of stock options	108	289
Payment of cash dividends	(651)	(536)

Net cash provided by financing activities	410	49,054

(Decrease) increase in cash and cash equivalents	(10,192)	21,871
Cash and Cash Equivalents at Beginning of Year	24,596	11,444

Cash and Cash Equivalents at End of Period	$14,404	$33,315

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:
Interest expense	$4,945	$3,075
Income taxes	$2,585	$730

Non-Cash Investing Activities:
Vehicles acquired through foreclosure	$117	$141
Loan transferred to other assets	$230	$—
Net change in unrealized loss on available-for-sale securities	$227	$(409)

Non-Cash Financing Activities:
Common stock retired in connection with the exercise of stock options	$354	$80
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
2. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
The condensed consolidated financial statements include the accounts of the Company and the accounts of its wholly-owned subsidiary, Plumas Bank. Plumas Statutory Trust I and Plumas Statutory Trust II are not consolidated into the Company’s consolidated financial statements and, accordingly, are accounted for under the equity method. In the opinion of management, the unaudited condensed consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the Company’s financial position at September 30, 2006 and December 31, 2005 and its results of operations for the three-month and nine-month periods ended September 30, 2006 and 2005 and its cash flows for the nine-month periods ended September 30, 2006 and 2005. Certain reclassifications have been made to prior periods balances to conform to classifications used in 2006.
The unaudited condensed consolidated financial statements of the Company have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim reporting on Form 10-Q. Accordingly, certain disclosures normally presented in the notes to the consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted. The Company believes that the disclosures are adequate to make the information not misleading. These interim financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s 2005 Annual Report to Shareholders on Form 10-K. The results of operations for the three-month and nine-month periods ended September 30, 2006 and 2005 may not necessarily be indicative of future operating results. In preparing such financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the balance sheet and revenues and expenses for the periods reported. Actual results could differ significantly from those estimates.
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

3. LOANS
Outstanding loans are summarized below, in thousands:

	September 30,	December 31,
	2006	2005
Commercial	$35,467	$42,252
Agricultural	34,818	31,018
Real estate – mortgage	114,469	110,686
Real estate – construction and land development	74,987	56,370
Consumer	89,898	81,320

	349,639	321,646
Deferred loan costs, net	1,164	766
Allowance for loan losses	(3,905)	(3,256)

	$346,898	$319,156

4. COMMITMENTS AND CONTINGENCIES
The Company is party to claims and legal proceedings arising in the ordinary course of business. In the opinion of the Company’s management, the amount of ultimate liability with respect to such proceedings will not have a material adverse effect on the financial condition or result of operations of the Company taken as a whole.
In the normal course of business, there are various outstanding commitments to extend credit which are not reflected in the financial statements, including loan commitments of $101,733,000 and $107,500,000 and stand-by letters of credit of $1,012,000 and $1,195,000 at September 30, 2006 and December 31, 2005, respectively.
Of the loan commitments outstanding at September 30, 2006, $32,216,000 are real estate construction loan commitments that are expected to fund within the next twelve months. The remaining commitments primarily relate to revolving lines of credit or other commercial loans, and many of these are expected to expire without being drawn upon. Therefore, the total commitments do not necessarily represent future cash requirements. Each loan commitment and the amount and type of collateral obtained, if any, are evaluated on an individual basis. Collateral held varies, but may include real property, bank deposits, debt or equity securities or business assets.
Stand-by letters of credit are conditional commitments written to guarantee the performance of a customer to a third party. These guarantees are primarily related to the purchases of inventory by commercial customers and are typically short-term in nature. Credit risk is similar to that involved in extending loan commitments to customers and accordingly, evaluation and collateral requirements similar to those for loan commitments are used. The deferred liability related to the Company’s stand-by letters of credit was not significant at September 30, 2006 or December 31, 2005.

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

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2006	2005	2006	2005
Earnings Per Share:
Basic earnings per share	$0.28	$0.25	$0.78	$0.65
Diluted earnings per share	$0.27	$0.24	$0.76	$0.64
Weighted Average Number of Shares Outstanding:
(in thousands)
Basic shares	5,005	4,951	4,998	4,939
Diluted shares	5,090	5,133	5,090	5,083
There were 10,000 stock options during the three-month and nine-month periods ended September 30, 2006, considered to be antidilutive and therefore omitted from the above calculation of diluted earnings per share. There were no stock options in the three-month and nine-month periods ended September 30, 2005 considered to be antidilutive.
6. COMPREHENSIVE INCOME
Total comprehensive income for the three months ended September 30, 2006 and 2005 totaled $1,977,000 and $1,000,000, respectively. Comprehensive income is comprised of unrealized gains (losses), net of taxes, on available-for-sale investment securities, which were $581,000 and $(248,000) for the three months ended September 30, 2006 and 2005, respectively, together with net income.
Total comprehensive income for the nine months ended September 30, 2006 and 2005 totaled $4,108,000 and $2,819,000, respectively. Comprehensive income is comprised of unrealized gains (losses), net of taxes, on available-for-sale investment securities, which were $227,000 and $(409,000) for the nine months ended September 30, 2006 and 2005, respectively, together with net income.
At September 30, 2006 and December 31, 2005, accumulated other comprehensive loss totaled $864,000 and $1,091,000, respectively, and is reflected, net of taxes, as a component of shareholders’ equity.
7. STOCK-BASED COMPENSATION
At September 30, 2006, the Company had two stock-based compensation plans, the Plumas Bank 2001 and 1991 Stock Option Plans, which are described below. Effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123 (R), Share Based Payment (“SFAS 123 (R)”), using the modified prospective application transition method, which requires recognizing expense for options granted prior to the adoption date equal to the fair value of the unvested amounts over their remaining vesting period based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123 Accounting for Stock Based Compensation and compensation cost for all share based payments granted subsequent to January 1, 2006 based on the grant date fair values estimated in accordance with the provisions of SFAS 123 (R). There were 7,500 options granted during each of the nine-month periods ended September 30, 2006 and September 30, 2005. Results for prior periods have not been restated. Prior to January 1, 2006, the Company accounted for the Stock Option Plans under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. No stock-based compensation cost was recorded prior to January 1, 2006, as all options granted under these plans had an exercise price equal to the market value of the underlying common stock on the date of the grant.

As a result of adopting SFAS 123 (R), the Company’s income before provision for income taxes and net income for the three months ended September 30, 2006 was $43,000 and $39,000, respectively, and for the nine months ended September 30, 2006 was $130,000 and $115,000, respectively, lower than if we had continued to account for share-based compensation under APB 25. Basic and diluted earnings per share for the quarter ended September 30, 2006 would have been $0.29 and $0.28, respectively, without the adoption of SFAS 123 (R) compared to $0.28 and $0.27, respectively, as reported. Basic and diluted earnings per share for the nine months ended September 30, 2006 would have been $0.80 and $0.78, respectively, without the adoption of SFAS 123 (R) compared to $0.78 and $0.76, respectively, as reported.
SFAS 123 (R) requires the cash flows resulting from the tax benefits resulting from tax deductions in excess of the compensation cost recognized for those options (excess tax benefits) to be classified as a cash flow from financing in the statement of cash flows. These excess tax benefits were not significant for the Company.
The following table illustrates the pro forma SFAS 123 adjustment on consolidated net income and earnings per share had the Company recorded compensation expense in accordance with SFAS 123 for the three months and nine months ended September 30, 2005, dollars in thousands except per share amounts:

	For the Three	For the Nine
	Months Ended	Months Ended
	September 30,	September 30,
	2005	2005
Net income as reported	$1,248	$3,228
Deduct: Total stock-based compensation expense determined under the fair value based method for all awards, net of related tax effects	45	132

Pro forma net income	$1,203	$3,096

Basic earnings per share – as reported	$0.25	$0.65

Basic earnings per share – pro forma	$0.24	$0.63

Diluted earnings per share – as reported	$0.24	$0.64

Diluted earnings per share – pro forma	$0.23	$0.61

8. STOCK OPTION PLANS
In 2001 and 1991, the Company established Stock Option Plans for which 925,101 shares of common stock remain reserved for issuance to employees and directors and 615,037 shares are available for future grants under incentive and nonstatutory agreements as of September 30, 2006. The plans require that the option price may not be less than the fair market value of the stock at the date the option is granted, and that the stock must be paid in full at the time the option is exercised. Payment in full for the option price must be made in cash or with Company common stock previously acquired by the optionee and held by the optionee for a period of at least six months. The options expire on dates determined by the Board of Directors, but not later than ten years from the date of grant. Upon grant, options vest ratably over a three to five year period.

A summary of the option activity during the nine months ended September 30, 2006 within the Stock Options Plans follows:

			Weighted Average
		Weighted Average	Remaining	Intrinsic Value
	Shares	Exercise Price	Contractual Term	(in thousands)
Incentive:
Options outstanding at January 1, 2006	242,845	11.05
Options granted	5,000	16.89
Options exercised	48,656	8.94
Options cancelled	4,756	12.68

Options outstanding at September 30, 2006	194,433	11.68	6.7	$926

Options exercisable at September 30, 2006	92,895	9.92	5.9	$606

Nonstatutory:
Options outstanding at January 1, 2006	113,131	10.59
Options granted	2,500	18.79
Options exercised	—	—
Options cancelled	—	—

Options outstanding at September 30, 2006	115,631	10.77	6.0	$656

Options exercisable at September 30, 2006	70,386	9.15	5.0	$513

The intrinsic value represents the value of the Company’s closing stock price on September 29, 2006 in excess of the exercise price multiplied by the number of options outstanding or exercisable.
There were a total of 7,500 options granted during each of the nine-month periods ended September 30, 2006 and September 30, 2005. The fair value of each option grant is estimated on the date of grant using a Black-Scholes option-pricing model that uses assumptions based on expected option life, expected stock volatility, risk free interest rate, and dividend yield. The Company uses historical data to estimate expected option life and pre-vesting option forfeitures. Stock volatility is based on the historical volatility of the Company’s stock. The risk-free rate is based on the U. S. Treasury yield curve for the periods within the contractual life of the options in effect at the time of grant.
A summary of the weighted average assumptions and results for options granted during the periods presented is as follows:

	For the Three Months Ended
	September 30, 2006	September 30, 2005
Weighted average fair value of options granted	$4.54	$4.77
Dividend yield	1.5%	1.4%
Expected volatility	23.7%	13.7%
Risk-free interest rate	4.7%	4.1%
Expected option life in years	5.0	5.0

	For the Nine Months Ended
	September 30, 2006	September 30, 2005
Weighted average fair value of options granted	$4.56	$4.77
Dividend yield	1.4%	1.4%
Expected volatility	21.4%	13.7%
Risk-free interest rate	4.7%	4.1%
Expected option life in years	5.0	5.0

As of September 30, 2006, there was $405,000 of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the 1991 Plan and 2001 Plan. That cost is expected to be recognized over a weighted average period of 2.7 years. The total intrinsic value of options exercised during the nine months ended September 30, 2006 and 2005 was $528,000 and $692,000 respectively. The total fair value of shares vested during the quarter ended September 30, 2006 and 2005 was $6,000 and $0 respectively. The total fair value of shares vested during the nine months ended September 30, 2006 and 2005 was $12,000 and $9,000 respectively.
9. RECENT ACCOUNTING DEVELOPMENTS
Accounting for Servicing of Financial Assets
In March 2006, the Financial Accounting Standards Board (FASB) issued Statement No. 156 (SFAS 156), Accounting for Servicing of Financial Assets – An Amendment of FASB Statement No. 140. SFAS 156 requires that all separately recognized servicing assets and servicing liabilities be initially measured at fair value, if practicable, and permits, but does not require, the subsequent measurement of servicing assets and servicing liabilities at fair value. Under SFAS 156, an entity can elect subsequent fair value measurement of its servicing assets and servicing liabilities by class. An entity should apply the requirements for recognition and initial measurement of servicing assets and servicing liabilities prospectively to all transactions after the effective date. SFAS 156 permits an entity to reclassify certain available-for-sale securities to trading securities provided that they are identified in some manner as offsetting the entity’s exposure to changes in fair value of servicing assets or servicing liabilities subsequently measured at fair value. The provisions of SFAS 156 are effective for an entity as of the beginning of its first fiscal year that begins after September 15, 2006. Management does not expect the adoption of SFAS 156 to have a material impact on the Company’s financial position or results of operations.
Accounting for Uncertainty in Income Taxes
In July 2006, the FASB issued Financial Accounting Standards Interpretation No. 48 (FIN 48), Accounting for Uncertainty in Income Taxes. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. FIN 48 prescribes a recognition threshold and measurement attributable for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosures and transitions. FIN 48 is effective for fiscal years beginning after December 15, 2006. Management does not expect the adoption of FIN 48 to have a material impact on the Company’s financial position or results of operations.
Accounting for Purchases of Life Insurance
In September 2006, the FASB ratified the consensus reached by the Emerging Issues Task Force (“EITF”) on Issue No. 06-5, Accounting for Purchases of Life Insurance — Determining the Amount That Could Be Realized in Accordance with FASB Technical Bulletin No. 85-4, Accounting for Purchases of Life Insurance. FASB Technical Bulletin No. 85-4 requires that the amount that could be realized under the insurance contract as of the date of the statement of financial position should be reported as an asset. Since the issuance of FASB Technical Bulletin No. 85-4, questions arose regarding whether “the amount that could be realized” should consider 1) any additional amounts included in the contractual terms of the insurance policy other than the cash surrender value and 2) the contractual ability to surrender all of the individual-life policies (or certificates in a group policy) at the same time. EITF 06-5 determined that “the amount that could be realized” should 1) consider any additional amounts included in the contractual terms of the policy and 2) assume the surrender of an individual-life by individual-life policy (or certificate by certificate in a group policy). Any amount that is ultimately realized by the policy holder upon the assumed surrender of the final policy (or final certificate in a group policy) shall be included in the “amount that could be realized.” An entity should apply the provisions of EITF 06-5 through either a change in accounting principle through a cumulative-effect adjustment to retained earnings as of the beginning of the year of adoption or a change in accounting principle through retrospective application to all prior periods. The provisions of EITF 06-5 are effective for fiscal years beginning after December 15, 2006. Management has not yet completed its evaluation of the impact that EITF 06-5 will have.

Fair Value Measurements
In September 2006, the FASB issued Statement No. 157 (SFAS 157), Fair Value Measurements. SFAS 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. SFAS 157 applies whenever other standards require (or permit) assets or liabilities to be measured at fair value but does not expand the use of fair value in any new circumstances. In this standard, the FASB clarifies the principle that fair value should be based on the assumptions market participants would use when pricing the asset or liability. In support of this principle, SFAS 157 establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. The provisions of SFAS 157 are effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. The provisions should be applied prospectively, except for certain specifically identified financial instruments. Management does not expect the adoption of SFAS 157 to have a material impact to the Company’s financial position or result of operations.
Consideration of the Effects of Prior Year Misstatements
In September 2006, the Securities and Exchange Commission published Staff Accounting Bulleting No. 108 (SAB 108) Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements. The interpretations in this Staff Accounting Bulleting were issued to address diversity in practice in quantifying financial statement misstatements and the potential under current practice to build up improper amounts on the balance sheet. This guidance will apply to the first fiscal year ending after November 15, 2006 and early application in interim periods is encouraged. Management does not believe the adoption of SAB 108 will have a material impact on the Company’s financial position, results of operations or cash flows.
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
The following discussion and analysis sets forth certain statistical information relating to the Company as of September 30, 2006 and December 31, 2005 and for the three and nine month periods ended September 30, 2006 and 2005. This discussion should be read in conjunction with the condensed consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q and the consolidated financial statements and notes thereto included in Plumas Bancorp’s Annual Report filed on Form 10-K for the year ended December 31, 2005.
CASH DIVIDEND
On October 20, 2006, the Company declared a common stock cash dividend of $0.13 per share. The dividend is payable on November 24, 2006 to its shareholders of record on November 10, 2006.
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
RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2006
OVERVIEW
The Company’s net income increased $653 thousand, or 20%, to $3.88 million for the nine months ended September 30, 2006 from $3.23 million for the same period in 2005. The primary contributor to the increase in net income for the first nine months of 2006 was a $1.49 million increase in net interest income. In addition non-interest income increased by $134 thousand primarily as a result of an increase in service charge income of $200 thousand. Partially offsetting these revenue gains was an increase in non-interest expenses of $398 thousand which included increases of $295 thousand in salaries and benefits and $119 thousand in occupancy and equipment costs. The provision for income taxes increased by $572 thousand.
Total assets increased $4.3 million from $472.8 million at December 31, 2005 to $477.1 million at September 30, 2006. Net loans increased by $27.7 million, or 9% from $319.2 million at December 31, 2005 to $346.9 million at September 30, 2006. Funding for the increase in loans was provided by a decrease in cash and cash equivalents of $10.2 million, a decrease in investment securities of $16.9 million, and an increase in Federal Home Loan Bank (FHLB) advances of $9.5 million as deposits declined $8.6 million, or 2% from $426.6 million at December 31, 2005 to $418.0 million at September 30, 2006.
The annualized return on average assets was 1.11% for the nine months ended September 30, 2006 up from 0.97% for the same period in 2005. The annualized return on average equity was 15.7% for the nine months ended September 30, 2006 up from 14.9% for the same period in 2005.
Net interest income before provision for loan losses. Net interest income, on a nontax-equivalent basis, was $16.7 million for the nine months ended September 30, 2006, an increase of $1.5 million, or 10%, from $15.2 million for the same period in 2005. The increase in net interest income was primarily attributed to volume and rate increases in the Company’s average loan balances partially offset by increases in the rates paid on interest bearing deposit account balances and in the level of and rates paid on the junior subordinated debentures.

Interest income increased $3.2 million, or 17%, to $21.7 million for the nine months ended September 30, 2006. Interest and fees on loans increased by $3.2 million from $16.0 million for the nine months ended September 30, 2005 to $19.2 million during the current nine month period. The Company’s average loan balances were $330.2 million for the nine months ended September 30, 2006, up $32.7 million, or 11%, from the $297.5 million during the same period in 2005. The average rate earned on the Company’s loan balances increased 58 basis points to 7.78% during the first nine months of 2006 versus 7.20% during the first nine months of 2005. The increase in yield is consistent with market conditions in the Company’s service area.
Interest on investment securities decreased by $98 thousand, as an increase in yield of 38 basis points was offset by a decline in average investment securities of $14.4 million. Interest earned on federal funds sold increased by $124 thousand. This item benefited both from an increase in yield of 92 basis points and an increase in average balances outstanding of $3.4 million.
Interest expense increased $1.8 million to $5.1 million for the nine months ended September 30, 2006, up from $3.3 million for the same period in 2005. The increase in interest expense was primarily attributed to rate increases on time deposits and other interest-bearing deposits and the increase in the level of and rates paid on the junior subordinated debentures. Partially offsetting these increases in interest expense was a decrease of $102 thousand in interest from FHLB borrowings, resulting from a reduction in the level of these borrowings during the 2006 period.
For the nine months ended September 30, 2006 compared to the same period in 2005, the Company’s average rate paid on time deposits increased 84 basis points to 3.44% from 2.60%. The average rate paid on all other interest-bearing deposits increased 62 basis points to 1.31% for the first nine months of 2006 versus 0.69% for the first nine months of 2005 primarily as a result of the introduction of the Money Fund Plu$ account in September 2005.
Money Fund Plu$ is a high interest bearing checking account designed to pay rates comparable to those available on a typical brokerage account. Since its introduction, there has been significant growth in the total Money Fund Plu$ balances with an average balance of $38.9 million for the nine months ended September 30, 2006 and total balances as of September 30, 2006 of $47.1 million. The average rate paid on Money Fund Plu$ accounts during the nine months ending September 30, 2006 was 3.54%.
Adding to interest expense was an increase in the average balance of the junior subordinated debentures of $4.1 million to $10.3 million and in the average rate paid of 144 basis points from 6.33% to 7.77%.
As a result of the changes noted above, the net interest margin for the nine months ended September 30, 2006 increased 22 basis points, or 4%, to 5.28%, up from 5.06% for the same period in 2005.

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

	For the Nine Months Ended September 30,			For the Nine Months Ended September 30,
	2006			2005
	Average Balance	Interest	Yield/	Average Balance	Interest	Yield/
	(in thousands)	(in thousands)	Rate	(in thousands)	(in thousands)	Rate
Interest-earning assets:
Loans (1) (2)	$330,153	$19,221	7.78%	$297,526	$16,025	7.20%
Investment securities (1)	87,142	2,337	3.59%	101,545	2,435	3.21%
Federal funds sold	4,679	158	4.51%	1,267	34	3.59%

Total interest earning assets	421,974	21,716	6.88%	400,338	18,494	6.18%
Cash and due from banks	13,489			16,276

Other assets	31,425			26,580

Total assets	$466,888			$443,194

Interest-bearing liabilities:
NOW, money market, & savings deposits	$199,261	1,947	1.31%	$176,195	910	0.69%
Time deposits	93,100	2,395	3.44%	98,044	1,907	2.60%
FHLB advances	2,743	108	5.26%	9,254	210	3.03%
Other interest-bearing liabilities	281	15	7.14%	237	9	5.08%
Junior subordinated debentures	10,310	599	7.77%	6,231	295	6.32%

Total interest-bearing liabilities	305,695	5,064	2.21%	289,961	3,331	1.54%

Non-interest bearing deposits	123,677			120,256
Other liabilities	4,466			4,094
Shareholders’ equity	33,050			28,883

Total liabilities & equity	$466,888			$443,194

Cost of funding interest-earning assets (3)			1.60%			1.12%
Net interest income and margin (4)		$16,652	5.28%		$15,163	5.06%

(1)	Not computed on a tax-equivalent basis.

(2)	Loan (costs) fees included in loan interest income for the nine-month periods ended September 30, 2006 and 2005 were $(251,000) and $148,000, respectively.

(3)	Total annualized interest expense divided by the average balance of total earning assets.

(4)	Annualized net interest income divided by the average balance of total earning assets.

The following table sets forth changes in interest income and interest expense for the nine-month periods indicated and the amount of change attributable to variances in volume, rates and the combination of volume and rates based on the relative changes of volume and rates:

	2006 over 2005 change in net interest income
	for the nine months ended September 30
	(in thousands)
	Volume (1)	Rate (2)	Mix (3)	Total
Interest-earning assets:
Loans	$1,757	$1,297	$142	$3,196
Investment securities	(345)	288	(41)	(98)
Federal funds sold	91	9	24	124

Total interest income	1,503	1,594	125	3,222

Interest-bearing liabilities:
NOW, money market & savings	119	812	106	1,037
Time deposits	(96)	615	(31)	488
FHLB advances	(148)	155	(109)	(102)
Other interest-bearing liabilities	1	4	1	6
Junior subordinated debentures	193	67	44	304

Total interest expense	69	1,653	11	1,733

Net interest income	$1,434	$(59)	$114	$1,489

(1)	The volume change in net interest income represents the change in average balance divided by the previous period’s rate.

(2)	The rate change in net interest income represents the change in rate multiplied by the previous period’s average balance.

(3)	The mix change in net interest income represents the change in average balance multiplied by the change in rate.
Provision for loan losses. The Company recorded $900,000 in provision for loan losses for each of the nine months ended September 30, 2006 and 2005. Management assesses its loan quality monthly to maintain an adequate allowance for loan losses. Based on information currently available, management believes that the allowance for loan losses is adequate to absorb potential risks in the portfolio. However, no assurance can be given that the Company may not sustain charge-offs which are in excess of the allowance in any given period. The Company’s loan portfolio composition and non-performing assets are further discussed under the financial condition section below.
Non-interest income. During the nine months ended September 30, 2006, total non-interest income increased $134 thousand, or 4%, to $3.9 million, up from $3.7 million from the comparable period in 2005. This increase was primarily related to an increase in service charges on deposit accounts of $200 thousand from the previous nine month period. This increase primarily relates to fees from increased customer usage of deposit account overdrafts privileges, the collection of fees resulting from those overdrafts and from an increase in the rate charged.
Loan commissions and servicing fees declined by $94 thousand from the 2005 nine month period. This decline primarily relates to an increase in the amortization of servicing assets and I/O strips receivable. Declines of $70 thousand in investment services income and $58 thousand related to a tax refund recorded in 2005 were mostly offset by increases of $28 thousand in earnings on life insurance policies, $48 thousand in official check fees and $43 thousand related to sales of repossessed vehicles and other real estate owned.

The following table describes the components of non-interest income for the nine-month periods ending September 30, 2006 and 2005, in thousands:

	For the Nine Months
	Ended September 30,		Dollar	Percentage
	2006	2005	Change	Change
Service charges on deposit accounts	$2,731	$2,531	$200	7.9%
Earnings on life insurance policies	291	263	28	10.6%
Merchant processing income	242	252	(10)	-4.0%
Official check fees	126	78	48	61.5%
Customer service fees	83	82	1	1.2%
Investment services income	78	148	(70)	-47.3%
Federal Home Loan Bank dividends	76	59	17	28.8%
Safe deposit box and night depository income	51	51	—	—%
Other deposit account fees	40	25	15	60.0%
Printed check fee income	38	31	7	22.6%
Loan commission and servicing fees	36	130	(94)	-72.3%
Gain (loss) on sale of real estate and vehicles	6	(37)	43	116.2%
Loss on sale of securities	—	(8)	8	100.0%
Loss on sale of loans	(4)	—	(4)	-100.0%
Tax refunds	—	58	(58)	-100.0%
Other	59	56	3	5.4%

Total non-interest income	$3,853	$3,719	$134	3.6%

Non-interest expenses. During the nine months ended September 30, 2006, total non-interest expense increased $398 thousand, or 3%, to $13.3 million, up from $12.9 million for the comparable period in 2005. The increase in non-interest expense was primarily the result of increases in salaries and employee benefits, occupancy and equipment costs and other expenses.
Salaries and other employee benefits increased $295 thousand, or 4%, over the same nine-month period last year. Salaries increased $330 thousand as a result of staffing additions related to branch administration and the establishment of a customer call and resource center as well as general salary merit increases. An increase of $165 thousand in employee bonuses and $94 thousand in employee stock based compensation expense was offset by reductions in workers’ compensation costs of $61 thousand, salary continuation costs of $172 thousand and an increase in capitalized salary costs of $85 thousand related to increased loan origination activities. The decrease in salary continuation expense relates to non-recurring accruals for the Company’s former President and Chief Executive Officer who retired in December 2005.
On January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123 (R), Share Based Payment (“SFAS 123 (R)”), using the modified prospective application transition method to record stock based compensation. As a result of adopting SFAS 123 (R), the Company recorded $94,000 of employee stock based compensation expense and $36,000 of director stock based compensation expense during the first nine months of 2006. As of September 30, 2006, there was $295,000 of unrecognized employee compensation costs and $110,000 of unrecognized director compensation cost related to non-vested share-based compensation arrangements. These costs are expected to be recognized over a weighted average period of 2.7 years.
Occupancy and equipment expense increased by $119 thousand to $2.39 million during the nine months ended September 30, 2006 from $2.27 million during the first nine months of 2005. This increase included $32 thousand in utilities and $66 thousand in premises depreciation and amortization. The increase in other expenses was related to an increase in other losses of $54 thousand, from $30 thousand during the 2005 nine month period to $84 thousand for the nine months ended September 30, 2006. These losses primarily relate to a higher level of charge-offs related to overdrafts on deposit accounts.

Armored car and courier costs decreased $68 thousand, or 25%, as compared to the nine months ended September 30, 2005. Courier savings were realized as a result of the Bank’s implementation of “Check 21”. Check 21 is a federal law promoting the transmission of checks electronically between institutions rather than physically transporting the items.
The following table describes the components of non-interest expense for the nine-month periods ending September 30, 2006 and 2005.

	For the Nine Months
	Ended September 30,		Dollar	Percentage
	2006	2005	Change	Change
Salaries and employee benefits	$7,366	$7,071	$295	4.2%
Occupancy and equipment	2,387	2,268	119	5.2%
Professional fees	533	542	(9)	-1.7%
Outside service fees	443	509	(66)	-13.0%
Business development	405	364	41	11.3%
Advertising and shareholder relations	364	340	24	7.1%
Telephone and data communication	286	265	21	7.9%
Director compensation	279	237	42	17.7%
Deposit premium amortization	226	226	—	—
Stationery and supplies	205	253	(48)	-19.0%
Armored car and courier	202	270	(68)	-25.2%
Postage	181	182	(1)	-0.5%
Insurance	129	177	(48)	-27.1%
Loan and collection expenses	111	79	32	40.5%
Other	215	151	64	42.4%

Total non-interest expense	$13,332	$12,934	$398	3.1%

Provision for income taxes. The provision for income taxes was $2.4 million, or 38.1% of income before provision for income taxes for the nine months ended September 30, 2006. This compares to $1.8 million or 36.1% of pre-tax income during the first nine months of 2005. The increase in provision as a percentage of income before provision for income taxes during 2006 includes the effect of employee stock based compensation expense which is included in expense during 2006, but excluded from the calculation of the provision for income taxes and a reduction in the percentage of tax exempt income as a percentage of income before tax.
RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2006
OVERVIEW
The Company’s net income increased $148 thousand, or 12%, to $1.4 million for the three months ended September 30, 2006 from $1.25 million for the same period in 2005. The primary contributor to the increase in net income for the third quarter of 2006 was a $342 thousand increase in net interest income. In addition non-interest income increased by $87 thousand primarily as a result of an increase in service charge income of $154 thousand. Partially offsetting these revenue gains were increases of $95 thousand in salaries and benefits, $52 thousand in occupancy and equipment costs, $19 thousand in all other non-interest expense categories and $115 thousand in the provision for income taxes.
The annualized return on average assets was 1.17% for the three months ended September 30, 2006 up from 1.07% for the same period in 2005. The annualized return on average equity was 16.2% for the three months ended September 30, 2006 down from 16.5% for the same period in 2005.

Net interest income before provision for loan losses. Net interest income, on a nontax-equivalent basis, was $5.7 million for the three months ended September 30, 2006, an increase of $342 thousand, or 6%, from $5.4 million for the same period in 2005. The increase in net interest income was attributed to volume and rate increases in the Company’s average loan portfolio partially offset by increases in rates paid on interest bearing deposits, an increase in the rates paid on FHLB advances and in the increases in the level of and rates paid on the junior subordinated debentures.
Interest income increased $927 thousand, or 14%, to $7.6 million for the three months ended September 30, 2006. Interest and fees on loans increased by $975 thousand from $5.9 million for the three months ended September 30, 2005 to $6.8 million during the 2006 third quarter. The increase in interest income was primarily attributed to volume and rate increases in the loan portfolio. The Company’s average loan balances were $344 million for the three months ended September 30, 2006, up $26 million, or 8%, from the $318 million for the same period in 2005. The average yield earned on loans increased by 57 basis points from 7.32% during the third quarter of 2005 to 7.89% during the 2006 quarter.
A positive yield variance of 42 basis points on investment securities was offset by a decrease in the average balance outstanding of $14.6 million, resulting in a decrease of $32 thousand in interest earned on investment securities.
Interest expense increased $585 thousand, or 46%, to $1.9 million for the three months ended September 30, 2006, up from $1.3 million for the same period in 2005. The increase in interest expense was primarily attributed to the increase in the level of and rates paid on interest bearing transaction accounts and the increase in rates paid on time deposits, partially offset by the decrease in the level of average time deposits. The Company also experienced an increase in the rates paid on FHLB advances of 179 basis points and rate and volume increases on junior subordinated debentures. Rates on these debentures increased 130 basis points while the level of average amounts outstanding increased $4.0 million.
The rate and volume increases in interest expense on deposit accounts, excluding time deposits, primarily relates to the introduction of the Company’s Money Fund Plu$ product in September 2005. Money Fund Plu$ deposits averaged $48.9 million during the third quarter of 2006 with an average rate paid of 3.59%. The average rate paid on time deposits increased from 2.92% during the 2005 third quarter to 3.64% during the quarter ended September 30, 2006.
As a result of the changes noted above, the net interest margin for the three months ended September 30, 2006 increased 20 basis points, or 4%, to 5.34%, up from 5.14% for the same period in 2005.

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

	For the Three Months Ended September 30,			For the Three Months Ended September 30,
	2006			2005
	Average Balance	Interest	Yield/	Average Balance	Interest	Yield/
	(in thousands)	(in thousands)	Rate	(in thousands)	(in thousands)	Rate
Interest-earning assets:
Loans (1) (2)	$343,622	$6,837	7.89%	$317,730	$5,862	7.32%
Investment securities (1)	81,513	741	3.61%	96,071	773	3.19%
Federal funds sold	1,113	14	4.99%	3,207	30	3.71%

Total interest earning assets	426,248	7,592	7.07%	417,008	6,665	6.34%
Cash and due from banks	13,119			17,675

Other assets	33,114			27,467

Total assets	$472,481			$462,150

Interest-bearing liabilities:
NOW, money market, & savings deposits	$200,529	730	1.44%	$178,964	354	0.78%
Time deposits	90,585	831	3.64%	102,308	753	2.92%
Federal Home Loan Bank advances	5,137	69	5.33%	4,935	44	3.54%
Other interest-bearing liabilities	289	6	8.24%	251	4	6.32%
Junior subordinated debentures	10,310	215	8.27%	6,320	111	6.97%

Total interest-bearing liabilities	306,850	1,851	2.39%	292,778	1,266	1.72%

Non-interest bearing deposits	127,145			134,678
Other liabilities	4,350			4,670
Shareholders’ equity	34,136			30,024

Total liabilities & equity	$472,481			$462,150

Cost of funding interest-earning assets (3)			1.73%			1.20%
Net interest income and margin (4)		$5,741	5.34%		$5,399	5.14%

(1)	Not computed on a tax-equivalent basis.

(2)	Loan (costs) fees included in loan interest income for the three-month periods ended September 30, 2006 and 2005 were $(177,000) and $48,000, respectively.

(3)	Total interest expense divided by the average balance of total earning assets.

(4)	Net interest income divided by the average balance of total earning assets.

The following table sets forth changes in interest income and interest expense for the three-month periods indicated and the amount of change attributable to variances in volume, rates and the combination of volume and rates based on the relative changes of volume and rates:

	2006 over 2005 change in net interest income
	for the three months ended September 30
	(in thousands)
	Volume (1)	Rate (2)	Mix (3)	Total
Interest-earning assets:
Loans	$478	$460	$37	$975
Investment securities	(117)	100	(15)	(32)
Federal funds sold	(19)	10	(7)	(16)

Total interest income	342	570	15	927

Interest-bearing liabilities:
NOW, money market, & savings	43	297	36	376
Time deposits	(86)	185	(21)	78
FHLB advances	2	22	1	25
Other interest-bearing liabilities	1	1	—	2
Junior subordinated debentures	70	21	13	104

Total interest expense	30	526	29	585

Net interest income	$312	$44	$(14)	$342

(1)	The volume change in net interest income represents the change in average balance divided by the previous period’s rate.

(2)	The rate change in net interest income represents the change in rate divided by the previous period’s average balance.

(3)	The mix change in net interest income represents the change in average balance multiplied by the change in rate.
Provision for loan losses. The Company recorded $300,000 in provision for loan losses for each of the three months ended September 30, 2006 and 2005. Management assesses its loan quality monthly to maintain an adequate allowance for loan losses. The Company’s loan portfolio composition and non-performing assets are further discussed under the financial condition section below.
Non-interest income. During the three months ended September 30, 2006, total non-interest income increased by $87 thousand. This increase resulted from a $154 thousand increase in service charges on deposit accounts. Partially offsetting the increase in service charge income was a $70 thousand decline in loan commission and servicing fees primarily related to an increase in the amortization of servicing assets and I/O strips receivable.

The following table describes the components of non-interest income for the three-month periods ending September 30, 2006 and 2005, in thousands:

	For the Three
	Months
	Ended September 30,		Dollar	Percentage
	2006	2005	Change	Change
Service charges on deposit accounts	$1,022	$868	$154	17.7%
Merchant processing income	111	120	(9)	-7.5%
Earnings on life insurance policies	100	84	16	19.0%
Official check fees	46	32	14	43.8%
Federal Home Loan Bank dividends	28	21	7	33.3%
Customer service fees	23	30	(7)	-23.3%
Investment services income	23	46	(23)	-50.0%
Safe deposit box and night depository income	15	16	(1)	-6.3%
Other deposit account fees	12	11	1	9.1%
Printed check fee income	7	10	(3)	-30.0%
Gain (loss) on sale of real estate and vehicles	4	8	(4)	-50.0%
Loan commission and servicing fees	(29)	41	(70)	-170.7%
Other	31	19	12	63.2%

Total non-interest income	$1,393	$1,306	$87	6.7%

Non-interest expenses. Non-interest expense increased by $166 thousand from $4.4 million during the third quarter of 2005 to $4.6 million during the current quarter. This increase is primarily related to an increase of $95 thousand in salaries and employee benefits. In addition occupancy and equipment expense increased by $52 thousand related to increased occupancy costs and outside service fees increased by $52 thousand.
The increase in salaries and employee benefits included an increase in salary expense of $64 thousand related to higher staffing levels and merit increases, an increase in bonus expense of $81 thousand, a decrease in capitalized loan origination costs of $46 thousand and employee stock based compensation expense of $31 thousand. These increases in expense were partially offset by a decrease in salary continuation expense of $104 thousand related to non-recurring accruals for the Company’s former President and Chief Executive Officer who retired in December 2005.

The following table describes the components of non-interest expense for the three-month periods ending September 30, 2006 and 2005.

	For the Three
	Months
	Ended September 30		Dollar	Percentage
	2006	2005	Change	Change
Salaries and employee benefits	$2,500	$2,405	$95	4.0%
Occupancy and equipment	827	775	52	6.7%
Outside service fees	224	172	52	30.2%
Professional fees	188	180	8	4.4%
Business development	123	126	(3)	-2.4%
Advertising and shareholder relations	122	116	6	5.2%
Director compensation	104	78	26	33.3%
Telephone and data communication	89	108	(19)	-17.6%
Deposit premium amortization	76	76	—	—%
Armored car and courier	70	82	(12)	-14.6%
Stationery and supplies	65	93	(28)	-30.1%
Postage	58	58	—	—%
Insurance	45	60	(15)	-25.0%
Loan and collection expense	31	34	(3)	-8.8%
Other	58	51	7	13.7%

Total non-interest expense	$4,580	$4,414	$166	3.8%

Provision for income taxes. The provision for income taxes was $858 thousand, or 38.1% of income before provision for income taxes for the three months ended September 30, 2006. This compares to $743 thousand or 37.3% of pre-tax income during the third quarter of 2005. The increase in provision as a percentage of income before provision for income taxes during 2006 includes the effect of employee stock based compensation expense which is included in expense during 2006, but excluded from the calculation of the provision for income taxes and a reduction in the percentage of tax exempt income as a percentage of income before tax.
FINANCIAL CONDITION
Loan portfolio composition. The Company continues to manage the mix of its loan portfolio consistent with its identity as a community bank serving the financing needs of all sectors of Northeastern California. Although the Company offers a broad array of financing options, it continues to concentrate its focus on small- to medium-sized commercial businesses. These commercial loans are diversified as to the industries and types of businesses, thus limiting material exposure from any one industry concentration. The Company offers both fixed and floating rate loans and obtains collateral in the form of real property, business assets and deposit accounts, but looks to business and personal cash flows as the primary source of repayment. As of September 30, 2006, agricultural loans increased as a percentage of total loan balances to 10.0% from 9.7% at December 31, 2005 and real estate construction and land development loans increased to 21.4% of total loan balances from 17.5% at December 31, 2005. This increase is consistent with the seasonality of these loans. Consumer loan balances as a percentage of total loans increased slightly to 25.7% from 25.3% at December 31, 2005. The increased percentages in agricultural, real construction and land development and consumer loan balances were offset with a decline in the relative percentage of commercial loan balances which were 10.1% at September 30, 2006, down from 13.1% at December 31, 2005 and a decline in the relative percentage of real estate mortgage loans from 34.4% at December 31, 2005 to 32.7% at September 30, 2006.
Nonperforming assets. Nonperforming loans at September 30, 2006 were $1.0 million, a decrease of $651 thousand, or 39%, over the $1.7 million balance at December 31, 2005. Nonperforming assets (which is comprised of nonperforming loans plus vehicle holdings) at September 30, 2006 were $1.1 million, a decrease of $653 thousand, or 38%, over the $1.7 million balance at December 31, 2005.

The decrease in both nonperforming loans and assets at September 30, 2006 from December 31, 2005 relates to the reduction in the balance of two nonaccrual SBA loans totaling $704,000. This reduction includes charge-offs totaling $77,000 with the remaining balance having been collected through sales of assets or payments from the SBA.
As a result of the above, nonperforming loans as a percentage of total loans decreased to 0.29% at September 30, 2006 from 0.52% at December 31, 2005. In addition, nonperforming assets as a percentage of total assets also decreased to 0.22% at September 30, 2006 from 0.36% at December 31, 2005.
Analysis of allowance for loan losses. Net charge-offs during the nine months ended September 30, 2006 totaled $251 thousand, or 0.08% of average loans during the period, compared to $333 thousand, or 0.11% of average loans, for the comparable period in 2005. Net charge-offs during the first nine months of 2006 were comprised of $475 thousand of charge-offs offset by $224 thousand in recoveries, compared to $480 thousand of charge-offs offset by $147 thousand in recoveries for the same period in 2005. The provision for loan losses was $900 thousand for each of the nine month periods. The allowance for loan losses stood at 1.12% of total loans as of September 30, 2006 up from 1.01% as of December 31, 2005. Based on an evaluation of the credit quality of the loan portfolio and delinquency trends and charge-offs, management believes the allowance for loan losses to be adequate. However, no prediction of the ultimate level of loans charged off in future years can be made with any certainty.
The following table provides certain information for the nine-month period indicated with respect to the Company’s allowance for loan losses as well as charge-off and recovery activity.

	For the Nine Months
	Ended September 30,
	(in thousands)
	2006	2005
Balance at January 1,	$3,256	$2,762

Charge-offs:
Commercial and agricultural	(126)	(141)
Real estate mortgage	—	—
Real estate construction	—	—
Consumer	(349)	(339)

Total charge-offs	(475)	(480)

Recoveries:
Commercial and agricultural	45	19
Real estate mortgage	—	—
Real estate construction	—	—
Consumer	179	128

Total recoveries	224	147

Net charge-offs	(251)	(333)

Provision for loan losses	900	900

Balance at September 30,	$3,905	$3,329

Net charge-offs during the nine-month period to average loans	0.08%	0.11%
Allowance for loan losses to total loans	1.12%	1.06%
Investment securities. Investment securities decreased $17 million to $81 million at September 30, 2006, down from $98 million at December 31, 2005. The Company’s investment in U.S. Treasury securities as a percentage of the total investment portfolio was 8% at September 30, 2006, down from 10% at December

31, 2005. The Company’s investment in obligations of U.S. agencies remained relatively unchanged at 64% of the investment portfolio at September 30, 2006 and 66% at December 31, 2005. Municipal obligations increased to 18% of the investment portfolio at September 30, 2006, up from 14% at December 31, 2005. Corporate bonds were 10% of the investment portfolio at both September 30, 2006 and December 31, 2005. The decrease in the overall investment portfolio resulted from maturities, calls and pay downs that were used to provide funding for loan growth and liquidity and, to a lesser extent, additional unrealized losses on available for sale securities.
Premises and equipment. Premises and equipment increased $3.0 million, or 27%, to $14.4 million at September 30, 2006, from $11.4 million at December 31, 2005. This increase primarily relates to a $1.2 million purchase of land and a building in Quincy, California to be utilized as a future administrative office location and costs of $1.5 million for a new branch office in Truckee, California. As of September 30, 2006 land and construction costs for the Truckee branch have amounted to $3.8 million. The new branch in Truckee, California was opened during October, 2006.
Deposits. Total deposits were $418 million as of September 30, 2006, a decrease of $9 million, or 2%, from the December 31, 2005 balance of $427 million. The decrease in deposits resulted from a decline of $7 million in time deposits and $3 million in other interest bearing deposits partially offset by a $1 million increase in non-interest bearing deposits. The Company continues to manage the mix of its deposits consistent with its identity as a community bank serving the financial needs of its customers. As of September 30, 2006, non-interest bearing deposits increased to 31% of total deposits compared to 30% of total deposits as of December 31, 2005. Time deposits decreased to 22% of total deposits as of September 30, 2006 versus 23% as of December 31, 2005 and other interest bearing deposits were 47% of total deposits at both September 30, 2006 and December 30, 2005. While the Company has experienced an overall decline in deposits, its’ Money Fund Plu$ checking account, introduced in September 2005, has been very successful in generating interest bearing checking deposits. This account is intended to pay rates comparable to those available on a typical brokerage account. Since its introduction, there has been significant growth in the total Money Fund Plu$ balances with an increase of $25.8 million in the first nine months of 2006 and balances at September 30, 2006 of $47.1 million.
Federal Home Loan Bank advances. FHLB advances were $9.5 million as of September 30, 2006. There were no outstanding advances at December 31, 2005. During the first nine months of 2006 the Company utilized portions of an established line of credit with the Federal Home Loan Bank to meet its short-term liquidity needs. See “Liquidity” below for a further discussion on available lines of credit.
CAPITAL RESOURCES
Shareholders’ equity as of September 30, 2006 increased $3.7 million, or 12%, to $34.8 million up from $31.1 million as of December 31, 2005. This increase was the result of earnings during the first nine months of 2006 of $3.9 million and a decrease in accumulated other comprehensive loss of $227 thousand partially offset by dividends paid of $651 thousand. Other less significant changes affecting total shareholders’ equity during the first nine months of 2006 included exercise of stock options and stock based compensation expense.
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
Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios of total and Tier 1 capital to risk-weighted assets and of Tier 1 capital to average assets. Each of these components is defined in the regulations. Management believes that the Company met all its capital adequacy requirements and that the Bank met the requirements to be considered well capitalized under the regulatory framework for prompt corrective action as of September 30, 2006.

The following table presents the Company’s and the Bank’s capital ratios as of September 30, 2006 and December 31, 2005, dollars in thousands:

	September 30, 2006		December 31,2005
	Amount	Ratio	Amount	Ratio
Tier 1 Leverage Ratio

Plumas Bancorp and Subsidiary	$44,283	9.4%	$40,589	8.5%
Minimum regulatory requirement	18,893	4.0%	19,013	4.0%
Plumas Bank	42,461	9.0%	37,611	7.8%
Minimum requirement for “Well-Capitalized” institution	23,587	5.0%	24,060	5.0%
Minimum regulatory requirement	18,870	4.0%	19,248	4.0%

Tier 1 Risk-Based Capital Ratio

Plumas Bancorp and Subsidiary	44,283	10.7%	40,589	10.3%
Minimum regulatory requirement	16,579	4.0%	15,780	4.0%
Plumas Bank	42,461	10.3%	37,611	9.6%
Minimum requirement for “Well-Capitalized” institution	24,834	6.0%	23,635	6.0%
Minimum regulatory requirement	16,556	4.0%	15,757	4.0%

Total Risk-Based Capital Ratio

Plumas Bancorp and Subsidiary	48,242	11.6%	43,845	11.1%
Minimum regulatory requirement	33,157	8.0%	31,560	8.0%
Plumas Bank	46,365	11.2%	40,867	10.4%
Minimum requirement for “Well-Capitalized” institution	41,391	10.0%	39,392	10.0%
Minimum regulatory requirement	33,112	8.0%	31,514	8.0%
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
The Company has unsecured short-term borrowing agreements with two of its correspondent banks in the amounts of $10 million and $5 million. In addition, the Company can borrow up to $92 million from the Federal Home Loan Bank secured by commercial and residential mortgage loans. At September 30, 2006 the Company had outstanding advances from the Federal Home Loan Bank which totaled $9.5 million. There were no outstanding advances at December 31, 2005.
Customer deposits are the Company’s primary source of funds. Those funds are held in various types of accounts with varying maturities. The Company does not accept brokered deposits. During the first nine months of 2006, deposits decreased $9 million, or 2%, from the December 31, 2005 balance of $427 million. The Company has historically experienced a seasonal trend in regards to deposits; whereas the majority of the Company’s annual deposit growth has historically occurred in the late spring, summer and fall months.
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
In management’s opinion there has not been a material change in the Company’s market risk or interest rate risk profile for the nine months ended September 30, 2006 compared to December 31, 2005 as discussed in the Company’s 2005 annual report on Form 10-K.

ITEM 4. CONTROLS AND PROCEDURES
The Company’s Chief Executive Officer and Chief Financial Officer, based on their evaluation of the Company’s disclosure controls and procedures as of the end of the Company’s fiscal quarter ended September 30, 2006 (as defined in Exchange Act Rule 13a—15(e), have concluded that the Company’s disclosure controls and procedures are adequate and effective for purposes of Rule 13a—15(e) in timely alerting them to material information relating to the Company required to be included in the Company’s filings with the SEC under the Securities Exchange Act of 1934.
There were no significant changes in the Company’s internal controls over financial reporting or in other factors that could significantly affect internal controls that occurred during the Company’s fiscal quarter ended September 30, 2006.

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
None.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
None.
ITEM 5. OTHER INFORMATION
None.
ITEM 6. EXHIBITS
The following documents are included or incorporated by reference in this Quarterly Report on Form 10Q:
3.1	Articles of Incorporation as amended of Registrant included as exhibit 3.1 to the Registrant’s Form S-4, File No. 333-84534, which is incorporated by reference herein.

3.2	Bylaws of Registrant included as exhibit 3.2 to the Registrant’s Form S-4, File No. 333-84534, which is incorporated by reference herein.

3.3	Amendment of the Articles of Incorporation of Registrant dated November 1, 2002.

3.4	Amendment of the Articles of Incorporation of Registrant dated August 17, 2005.

4	Specimen form of certificate for Plumas Bancorp included as exhibit 4 to the Registrant’s Form S-4, File No. 333-84534, which is incorporated by reference herein.

10.1	Executive Salary Continuation Agreement of Andrew J. Ryback dated August 23, 2005, is included as Exhibit 10.1 to the Registrant’s 8-K filed on October 17, 2005, which is incorporated by this reference herein.

10.2	Split Dollar Agreement of Andrew J. Ryback dated August 23, 2005, is included as Exhibit 10.2 to the Registrant’s 8-K filed on October 17, 2005, which is incorporated by this reference herein.

10.3	Executive Salary Continuation Agreement as amended of William E. Elliott dated October 13, 1993, is included as Exhibit 10.3 to the Registrant’s 10-QSB for June 30, 2002, which is incorporated by this reference herein.

10.4	Split Dollar Agreements of William E. Elliott dated January 23, 2002, is included as Exhibit 10.4 to the Registrant’s 10-QSB for June 30, 2002, which is incorporated by this reference herein.

10.5	Employment Agreement of Douglas N. Biddle dated January 1, 2006 is included as Exhibit 10.5 to the Registrant’s 8-K filed on March 15, 2006, which is incorporated by this reference herein.

10.6	Executive Salary Continuation Agreement as amended of Douglas N. Biddle dated June 2, 1994, is included as Exhibit 10.6 to the Registrant’s 10-QSB for June 30, 2002, which is incorporated by this reference herein.

10.7	Split Dollar Agreements of Douglas N. Biddle dated January 24, 2002, is included as Exhibit 10.7 to the Registrant’s 10-QSB for June 30, 2002, which is incorporated by this reference herein.

10.9	Executive Salary Continuation Agreement as amended of Dennis C. Irvine dated June 2, 1994, is included as Exhibit 10.9 to the Registrant’s 10-QSB for June 30, 2002, which is incorporated by this reference herein.

10.10	Split Dollar Agreements of Dennis C. Irvine dated January 24, 2002, is included as Exhibit 10.10 to the Registrant’s 10-QSB for June 30, 2002, which is incorporated by this reference herein.

10.11	First Amendment to Executive Salary Continuation Agreement of Robert T. Herr dated September 15, 2004, is included as Exhibit 10.11 to the Registrant’s 8-K filed on September 17, 2004, which is incorporated by this reference herein.

10.13	Deferred Fee Agreement as amended of Jerry V. Kehr dated August 19, 1998, is included as Exhibit 10.13 to the Registrant’s 10-QSB for June 30, 2002, which is incorporated by this reference herein.

10.14	Amended and Restated Director Retirement Agreement of Jerry V. Kehr dated April 28, 2000, is included as Exhibit 10.14 to the Registrant’s 10-QSB for June 30, 2002, which is incorporated by this reference herein.

10.15	Consulting Agreement of Jerry V. Kehr dated May 10, 2000, is included as Exhibit 10.15 to the Registrant’s 10-QSB for June 30, 2002, which is incorporated by this reference herein.

10.16	Deferred Fee Agreement of Jerry V. Kehr dated December 21, 2005 is included as Exhibit 10.16 to the Registrant’s 8-K filed on March 15, 2006, which is incorporated by this reference herein.

10.18	Amended and Restated Director Retirement Agreement of Daniel E. West dated May 10, 2000, is included as Exhibit 10.18 to the Registrant’s 10-QSB for June 30, 2002, which is incorporated by this reference herein.

10.19	Consulting Agreement of Daniel E. West dated May 10, 2000, is included as Exhibit 10.19 to the Registrant’s 10-QSB for June 30, 2002, which is incorporated by this reference herein.

10.20	Split Dollar Agreements of Robert T. Herr dated September 15, 2004, is included as Exhibit 10.20 to the Registrant’s 8-K filed on September 17, 2004, which is incorporated by this reference herein.

10.21	Amended and Restated Director Retirement Agreement of Alvin G. Blickenstaff dated April 19, 2000, is included as Exhibit 10.21 to the Registrant’s 10-QSB for June 30, 2002, which is incorporated by this reference herein.

10.22	Consulting Agreement of Alvin G. Blickenstaff dated May 8, 2000, is included as Exhibit 10.22 to the Registrant’s 10-QSB for June 30, 2002, which is incorporated by this reference herein.

10.24	Amended and Restated Director Retirement Agreement of Gerald W. Fletcher dated May 10, 2000, is included as Exhibit 10.24 to the Registrant’s 10-QSB for June 30, 2002, which is incorporated by this reference herein.

10.25	Consulting Agreement of Gerald W. Fletcher dated May 10, 2000, is included as Exhibit 10.25 to the Registrant’s 10-QSB for June 30, 2002, which is incorporated by this reference herein.

10.27	Amended and Restated Director Retirement Agreement of Arthur C. Grohs dated May 9, 2000, is included as Exhibit 10.27 to the Registrant’s 10-QSB for June 30, 2002, which is incorporated by this reference herein.

10.28	Consulting Agreement of Arthur C. Grohs dated May 9, 2000, is included as Exhibit 10.28 to the Registrant’s 10-QSB for June 30, 2002, which is incorporated by this reference herein.

10.30	Amended and Restated Director Retirement Agreement of Christine McArthur dated May 12, 2000, is included as Exhibit 10.30 to the Registrant’s 10-QSB for June 30, 2002, which is incorporated by this reference herein.

10.31	Consulting Agreement of Christine McArthur dated May 12, 2000, is included as Exhibit 10.31 to the Registrant’s 10-QSB for June 30, 2002, which is incorporated by this reference herein.

10.33	Amended and Restated Director Retirement Agreement of Terrance J. Reeson dated April 19, 2000, is included as Exhibit 10.33 to the Registrant’s 10-QSB for June 30, 2002, which is incorporated by this reference herein.

10.34	Consulting Agreement of Terrance J. Reeson dated May 10, 2000, is included as Exhibit 10.34 to the Registrant’s 10-QSB for June 30, 2002, which is incorporated by this reference herein.

10.39	Deferred Fee Agreement of Thomas Watson dated March 3, 2001, is included as Exhibit 10.39 to the Registrant’s 10-QSB for June 30, 2002, which is incorporated by this reference herein.

10.40	Form of Indemnification Agreement, is included as Exhibit 10.41 to the Registrant’s 10-QSB for June 30, 2002, which is incorporated by this reference herein.

10.41	2001 Stock Option Plan as amended is included as exhibit 99.1 of the Form S-8 filed July 23, 2002, File No. 333-96957.

10.42	1991 Stock Option Plan on Form S-8 filed August 19, 2002, File No. 333-98319.

10.43	Plumas Bank 401(k) Profit Sharing Plan as amended is included as exhibit 99.1 of the Form S-8 filed February 14, 2003, File No. 333-103229.

10.44	Executive Salary Continuation Agreement of Robert T. Herr dated June 4, 2002, is included as Exhibit 10.44 to the Registrant’s 10-Q for March 31, 2003, which is incorporated by this reference herein.

10.46	1991 Stock Option Plan as amended is included as Exhibit 10.46 to the Registrant’s 10-Q for September 30, 2004, which is incorporated by this reference herein.

10.47	Specimen form of Incentive Stock Option Agreement under the 1991 Stock Option Plan is included as Exhibit 10.47 to the Registrant’s 10-Q for September 30, 2004, which is incorporated by this reference herein.

10.48	Specimen form of Non-Qualified Stock Option Agreement under the 1991 Stock Option Plan is included as Exhibit 10.48 to the Registrant’s 10-Q for September 30, 2004, which is incorporated by this reference herein.

10.49	Amended and Restated Plumas Bancorp 2001 Stock Option Plan

10.59	Director Retirement Agreement of Thomas Watson dated May 1, 2003, is included as Exhibit 10.59 to the Registrant’s 10-Q for June 30, 2003, which is incorporated by this reference herein.

10.60	Consulting Agreement of Thomas Watson dated May 1, 2003, is included as Exhibit 10.60 to the Registrant’s 10-Q for June 30, 2003, which is incorporated by this reference herein.

10.62	Deferred Fee Agreement of Thomas Watson dated December 23, 2004, is included as Exhibit 10.62 to the Registrant’s 8-K filed on January 6, 2005, which is incorporated by this reference herein.

10.63	Deferred Fee Agreement of Jerry V. Kehr dated December 24, 2004, is included as Exhibit 10.63 to the Registrant’s 8-K filed on January 6, 2005, which is incorporated by this reference herein.

11	Computation of per share earnings appears in the attached 10-Q under Plumas Bancorp and Subsidiary Notes to Consolidated Financial Statements as Footnote 5 — Earnings Per Share Computation.

31.1	Rule 13a-14(a) [Section 302] Certification of Principal Financial Officer dated November 8, 2006

31.2	Rule 13a-14(a) [Section 302] Certification of Principal Executive Officer dated November 8, 2006.

32.1	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 dated November 8, 2006.

32.2	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 dated November 8, 2006.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
PLUMAS BANCORP
(Registrant)
Date: November 8, 2006

/s/ Andrew J. Ryback
Andrew J. Ryback
Executive Vice President Chief Financial Officer

/s/ Douglas N. Biddle
Douglas N. Biddle
President and Chief Executive Officer