Form 10-K
period 2006-12-31
PLUMAS BANCORP
filed 2007-03-14
CIK 1168455

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☑	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2006
or

☐	Transaction report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
Commission file number: 000-49883

PLUMAS BANCORP
(Exact name of Registrant as specified in its charter)

California (State or other jurisdiction of incorporation or organization)	75-2987096 (IRS Employer Identification No.)

35 S. Lindan Avenue, Quincy, CA (Address of principal executive offices)	95971 (Zip Code)
Registrant’s telephone number, including area code: (530) 283-7305

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class:	Name of Each Exchange on which Registered:

Common Stock, no par value	The NASDAQ Stock Market LLC
Securities registered pursuant to Section 12(g) of the Act: None.
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
☐ Yes     ☑ No
     As of June 30, 2006, the aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant was approximately $80.5 million, based on the closing price reported to the Registrant on that date of $18.50 per share.
     Shares of Common Stock held by each officer and director have been excluded in that such persons may be deemed to be affiliates. This determination of the affiliate status is not necessarily a conclusive determination for other purposes.
     The number of shares of Common Stock of the registrant outstanding as of March 9, 2007 was 4,997,321.
     Documents Incorporated by Reference: Portions of the definitive proxy statement for the 2007 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission pursuant to SEC Regulation 14A are incorporated by reference in Part III, Items 10-14.

PART I
Forward-Looking Information
This Annual Report on Form 10-K includes forward-looking statements and information is subject to the “safe harbor” provisions of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements (which involve Plumas Bancorp’s (the “Company’s”) plans, beliefs and goals, refer to estimates or use similar terms) involve certain risks and uncertainties that could cause actual results to differ materially from those in the forward-looking statements. Such risks and uncertainties include, but are not limited to, the following factors:
▪	Competitive pressure in the banking industry, competition in the markets the Company operates in and changes in the legal, accounting and regulatory environment

▪	Changes in the interest rate environment and volatility of rate sensitive assets and liabilities

▪	Declines in the health of the economy, nationally or regionally, which could reduce the demand for loans, reduce the ability of borrowers to repay loans and/or reduce the value of real estate collateral securing most of the Company’s loans

▪	Credit quality deterioration, which could cause an increase in the provision for loan and lease losses

▪	Devaluation of fixed income securities

▪	Asset/liability matching risks and liquidity risks

▪	Loss of key personnel

▪	Operational interruptions including data processing systems failure and fraud
The Company undertakes no obligation to revise or publicly release the results of any revision to these forward-looking statements. For additional information concerning risks and uncertainties related to the Company and its operations, please refer to Item 1A of this Form 10-K entitled “Risk Factors” and other information in this Report.

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
The Company’s principal source of income is dividends from the Bank, but the Company intends to explore supplemental sources of income in the future. The cash outlays of the Company, including (but not limited to) the payment of dividends to shareholders, if and when declared by the Board of Directors, costs of repurchasing Company common stock, and the cost of servicing debt, will generally be paid from dividends paid to the Company by the Bank.
At December 31, 2006, the Company had consolidated assets of $473.2 million, deposits of $402.2 million and shareholders’ equity of $35.8 million. The Company’s liabilities include $10.3 million in junior subordinated deferrable interest debentures issued in conjunction with the trust preferred securities issued by Plumas Statutory Trust I (the “Trust I”) in September 2002 and Plumas Statutory Trust II (the “Trust II”). Both Trust I and Trust II are further discussed in the section titled “Trust Preferred Securities.”
References herein to the “Company,” “we,” “us” and “our” refer to Plumas Bancorp and its consolidated subsidiary, unless the context indicates otherwise. Our operations are conducted at 35 South Lindan Avenue, Quincy, California. Our annual, quarterly and other reports, required under the Securities Exchange Act of 1934 and filed with the Securities and Exchange Commission and are posted and are available at no cost on the Company’s website, www.plumasbank.com, as soon as reasonably practicable after the Company files such documents with the SEC. These reports are also available through the SEC’s website at www.sec.gov.
The Bank. The Bank is a California state-chartered bank that was incorporated in July 1980 and opened for business in December 1980. The Bank’s Administrative Office is also located at 35 South Lindan Avenue, Quincy, California. At December 31, 2006 the Bank had approximately $472.7 million in assets, $354.7 million in loans and $403.0 million in deposits (including a deposit of $0.9 million from the Bancorp). It is currently the largest independent bank headquartered in Plumas County. The Bank’s deposit accounts are insured by the Federal Deposit Insurance Corporation (the “FDIC”) up to maximum insurable amounts. The Bank is not a member of the Federal Reserve System.
The Bank’s primary service area covers the Northeastern corner of California, with Lake Tahoe to the South and the Oregon border to the North. The Bank, through its twelve branch network, serves the seven contiguous counties of Plumas, Nevada, Sierra, Placer, Lassen, Modoc and Shasta. The branches are located in the communities of Quincy, Portola, Greenville, Westwood, Truckee, Fall River Mills, Alturas, Susanville, Chester, Tahoe City, Kings Beach and Loyalton. Additionally, within our service area, the Bank maintains sixteen automated teller machines (“ATMs”) tied in with major statewide and national networks. During the fourth quarter of 2006 the Bank opened a commercial lending office in Reno, Nevada. The Bank’s primary business is servicing the banking needs of these communities. Its marketing strategy stresses its local ownership and commitment to serve the banking needs of individuals living and working in the Bank’s primary service areas.

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
The Bank’s Government-guaranteed lending center, headquartered in Truckee, provides Small Business Administration (SBA) lending and USDA Rural Development lending. The Bank produces 6-10 of both of these types of loans annually and it is anticipated that this will continue at the same level for the foreseeable future. Also in Truckee, we have a senior commercial lender charged with the production and maintenance of a significant participation loan portfolio. Participations with commitments totaling $22.3 million and outstanding balances of $20.5 million were purchased during 2006. Total participations of $41.7 and $30.7 million were included in the Company’s loan portfolio as of December 31, 2006 and 2005.
The Agricultural Credit Centers located in Susanville and Alturas provide a complete line of credit services in support of the agricultural activities which are key to the continued economic development of the communities we serve. “Ag lending” clients include a full range of individual farming customers, small- to medium-sized business farming organizations and corporate farming units.
As of December 31, 2006, the principal areas in which we directed our lending activities, and the percentage of our total loan portfolio for which each of these areas was responsible, were as follows: (i) loans secured by real estate – 54.2%; (ii) commercial and industrial (including SBA) loans – 10.2%; (iii) consumer loans (including residential equity lines of credit) – 25.6%; and (iv) agricultural loans (including agricultural real estate loans) – 10.0%.
In addition to the lending activities noted above, we offer a wide range of deposit products for the retail and commercial banking markets including checking, interest-bearing checking, business sweep, savings, time deposit and retirement accounts, as well as telephone banking and internet banking with bill-pay options. As of December 31, 2006, the Bank had 34,304 deposit accounts with balances totaling approximately $403 million, compared to 34,596 deposit accounts with balances totaling approximately $429.0 million at December 31, 2005. We attract deposits through our customer-oriented product mix, competitive pricing, convenient locations, extended hours and drive-up banking, all provided with high level of customer service. During September 2005 the Bank introduced its Money Fund Plu$ checking account. This account is intended to pay rates comparable to those available on a money fund offered by a typical brokerage firm. Since its introduction this product has been very successful in generating interest bearing checking deposits. Money Fund Plu$ balances increased by $21.6 million in 2006 and balances totaled $42.9 million at December 31, 2006.
Most of our deposits are attracted from individuals, business-related sources and smaller municipal entities. This mix of deposit customers resulted in a relatively modest average deposit balance of approximately $11,750 at December 31, 2006, but makes us less vulnerable to adverse effects from the loss of depositors who may be seeking higher yields in other markets or who may otherwise draw down balances for cash needs. We do not accept brokered deposits.
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

The Bank has not engaged in any material research activities relating to the development of new products or services during the last two fiscal years; however, a substantial investment of time and capital has been devoted to the improvement of existing Bank services during this period. In January of 2005, the Bank introduced a single close construction/permanent residential loan product. This provided the customer with the ability to obtain a construction and permanent loan on their residence with only one application, one set of loan documents and a fixed rate for the entire term. This product has become very popular with loan originations of over $17 million during 2006 and outstanding loans totaling $9.7 million at December 31, 2006. During 2006 the Bank introduced an equity line of credit product secured by investment or commercial property, including improved or unimproved lots. Although this product has generated some interest among the Bank’s customers, it has not generated significant loan balances to date. Loans balances at December 31, 2006 related to this product totaled $193,000.
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
We hold no patents or licenses (other than licenses required by appropriate bank regulatory agencies or local governments), franchises, or concessions. Our business has a modest seasonal component due to the heavy agricultural and tourism orientation of some of the communities we serve. As our branches in less rural areas such as Truckee have expanded, however, the agriculture-related base has become less significant. We are not dependent on a single customer or group of related customers for a material portion of our deposits, nor is a material portion of our loans concentrated within a single industry or group of related industries. There has been no material effect upon our capital expenditures, earnings, or competitive position as a result of federal, state, or local environmental regulation.
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
Recent Developments. During October of 2006 we open a commercial lending office in Reno, Nevada.
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
Business Concentrations. No individual or single group of related customer accounts is considered material in relation to the Banks’ assets or deposits, or in relation to our overall business. However, at December 31, 2006 approximately 64% of the Bank’s total loan portfolio consisted of real estate-secured loans, including real estate mortgage loans, real estate construction loans, consumer equity lines of credit, and agricultural loans secured by real estate. Moreover, our business activities are currently focused in the California counties of Plumas, Nevada, Placer, Lassen, Modoc, Shasta and Sierra and Washoe County in Nevada. Consequently, our results of operations and financial condition are dependent upon the general trends in these economies and, in particular, the residential and commercial real estate markets. In addition, the concentration of our operations in these areas of California and Nevada exposes us to greater risk than other banking companies with a wider geographic base in the event of catastrophes, such as earthquakes, fires and floods in these regions in California and Nevada.
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
Currently, within the Bank’s branch service area there are 23 traditional banking branch offices of competing institutions, including 19 branches of 4 major banks. As of June 30, 2006, the Federal Deposit Insurance Corporation estimated the Bank’s market share of insured deposits within the communities it serves to be as follows: Chester 71%, Quincy 66%, Portola 49%, Susanville 40%, Alturas 38%, Kings Beach 31%, Truckee 20%, Fall River Mills/Burney 20%, Tahoe City 3% and 100% in the communities of Greenville, Westwood and Loyalton. Tahoe City is the location of our most recently opened branch, which opened its doors in November 2003.
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
Employees. At December 31, 2006, the Company and its subsidiary employed 205 persons. On a full-time equivalent basis, we employed 181 persons. We believe our employee relations are excellent.
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

The BHCA requires us to obtain the prior approval of the FRB before acquisition of all or substantially all of the assets of any bank or ownership or control of the voting shares of any bank if, after giving effect to the acquisition, we would own or control, directly or indirectly, more than 5% of the voting shares of that bank. Amendments to the BHCA expand the circumstances under which a bank holding company may acquire control of all or substantially all of the assets of a bank located outside the State of California.
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
Capital Standards. The FRB and the FDIC have risk-based capital adequacy guidelines intended to provide a measure of capital adequacy that reflects the degree of risk associated with a banking organization’s operations for both transactions reported on the balance sheet as assets, and transactions, such as letters of credit and recourse arrangements, which are reported as off-balance-sheet items. Under these guidelines, nominal dollar amounts of assets and credit equivalent amounts of off-balance-sheet items are multiplied by one of several risk adjustment percentages, which range from 0% for assets with low credit risk, such as certain U.S. government securities, to 100% for assets with relatively higher credit risk, such as business loans.
A banking organization’s risk-based capital ratios are obtained by dividing its qualifying capital by its total risk-adjusted assets and off-balance-sheet items. The regulators measure risk-adjusted assets and off-balance-sheet items against both total qualifying capital (the sum of Tier 1 capital and limited amounts of Tier 2 capital) and Tier 1 capital. Tier 1 capital consists of common stock, retained earnings, noncumulative perpetual preferred stock and minority interests in certain subsidiaries, less most other intangible assets. Tier 2 capital may consist of a limited amount of the allowance for loan and lease losses and certain other instruments with some characteristics of equity. The inclusion of elements of Tier 2 capital is subject to certain other requirements and limitations of the federal banking agencies. Since

December 31, 1992, the FRB and the FDIC have required a minimum ratio of qualifying total capital to risk-adjusted assets and off-balance-sheet items of 8%, and a minimum ratio of Tier 1 capital to risk-adjusted assets and off-balance-sheet items of 4%.
In addition to the risk-based guidelines, the FRB and FDIC require banking organizations to maintain a minimum amount of Tier 1 capital to average total assets, referred to as the leverage ratio. For a banking organization rated in the highest of the five categories used by regulators to rate banking organizations, the minimum leverage ratio of Tier 1 capital to total assets is 3%. It is improbable, however, that an institution with a 3% leverage ratio would receive the highest rating by the regulators since a strong capital position is a significant part of the regulators’ ratings. For all banking organizations not rated in the highest category, the minimum leverage ratio is at least 100 to 200 basis points above the 3% minimum. Thus, the effective minimum leverage ratio, for all practical purposes, is at least 4% or 5%. In addition to these uniform risk-based capital guidelines and leverage ratios that apply across the industry, the FRB and FDIC have the discretion to set individual minimum capital requirements for specific institutions at rates significantly above the minimum guidelines and ratios.
A bank that does not achieve and maintain the required capital levels may be issued a capital directive by the FDIC to ensure the maintenance of required capital levels. As discussed above, we are required to maintain certain levels of capital, as is the Bank. The regulatory capital guidelines as well as our actual capitalization on a consolidated basis and for the Bank and Bancorp as of December 31, 2006 follow:

	Requirement for the
	Bank to be:
	Adequately	Well	Plumas	Plumas
	Capitalized	Capitalized	Bank	Bancorp

Tier 1 leverage capital ratio	4.0%	5.0%	9.3%	9.5%
Tier 1 risk-based capital ratio	4.0%	6.0%	10.6%	10.9%
Total risk-based capital ratio	8.0%	10.0%	11.6%	11.8%
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

Premiums for Deposit Insurance. The deposit insurance fund or DIF of the FDIC insures our customer deposits up to prescribed limits for each depositor. The Federal Deposit Insurance Reform Act of 2005 and the Federal Deposit Insurance Reform Conforming Amendments Act of 2005 amended the insurance of deposits by the FDIC and collection of assessments from insured depository institutions for deposit insurance. Passed on such amendments enacted, the FDIC approved a final rule to determine risk-based assessment rates on November 2, 2006. An insured depository institution’s assessment rate under the final rule is based on the new assessment rate schedule, its long-term debt issuer ratings or recent financial ratios and supervisory ratings. Any increase in assessments or the assessment rate could have a material adverse effect on our business, financial condition, results of operations or cash flows, depending on the amount of the increase. Furthermore, the FDIC is authorized to raise insurance premiums under certain circumstances.
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
Federal Home Loan Bank System. The Bank is a member of the Federal Home Loan Bank of San Francisco (the “FHLB-SF”). Among other benefits, each Federal Home Loan Bank (“FHLB”), serves as a reserve or central bank for its members within its assigned region. Each FHLB is financed primarily from the sale of consolidated obligations of the FHLB system. Each FHLB makes available loans or advances to its members in compliance with the policies and procedures established by the Board of Directors of the individual FHLB. A new capital plan of the FHLB-SF was approved and implemented by the Federal Housing Finance Board on April 1, 2004. The new capital plan incorporates a single class of stock with a par value of $100 per share, and may be issued, exchanged, redeemed, and repurchased only at par value. As an FHLB member, the bank is required to own capital stock in an FHLB in an amount equal to the greater of:
▪	a membership stock requirement with an initial cap of $25 million (100% of “membership asset value” as defined), or

▪	an activity based stock requirement (based on percentage of outstanding advances).
The new capital stock is redeemable on five years written notice, subject to certain conditions.
In April 2005 the Bank was required to purchase an additional 12,810 shares, or $1,281,000, of capital stock under the FHLB-SF’s new capital plan. At December 31, 2006 the Bank owned 21,034 shares of the FHLB-SF capital stock. We do not believe that the FHLB-SF’s new capital plan had a material impact upon our business, financial condition, results of operations or cash flows.
Federal Reserve System. The FRB requires all depository institutions to maintain non-interest bearing reserves at specified levels against their transaction accounts and non-personal time deposits. At December 31, 2006, we were in compliance with these requirements.
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

Extensions of Credit to Insiders and Transactions with Affiliates. The Federal Reserve Act and FRB Regulation O place limitations and conditions on loans or extensions of credit to:
▪	a bank’s or bank holding company’s executive officers, directors and principal shareholders (i.e., in most cases, those persons who own, control or have power to vote more than 10% of any class of voting securities),

▪	any company controlled by any such executive officer, director or shareholder, or

▪	any political or campaign committee controlled by such executive officer, director or principal shareholder.
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
Consumer Protection Laws and Regulations. The banking regulatory agencies are focusing greater attention on compliance with consumer protection laws and their implementing regulations. Examination and enforcement have become more intense in nature, and insured institutions have been advised to monitor carefully compliance with such laws and regulations. The Company is subject to many federal and state consumer protection and privacy statutes and regulations, some of which are discussed below.
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
Finally, the Real Estate Settlement Procedures Act (the “RESPA”) requires lenders to provide noncommercial borrowers with disclosures regarding the nature and cost of real estate settlements. Also, RESPA prohibits certain abusive practices, such as kickbacks, and places limitations on the amount of escrow accounts.
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
On February 8, 2006, the President signed The Federal Deposit Insurance Reform Act of 2005 (the Reform Act) into law. The Federal Deposit Insurance Reform Conforming Amendments Act of 2005, which the President signed into law on February 15, 2006, contains necessary technical and conforming changes to implement deposit insurance reform, as well as a number of study and survey requirements. The Reform Act provides for the following changes:
•	Merging the Bank Insurance Fund (BIF) and the Savings Association Insurance Fund (SAIF) into a new fund, the Deposit Insurance Fund (DIF). This change was made effective March 31, 2006.

•	Increasing the coverage limit for retirement accounts to $250,000 and indexing the coverage limit for retirement accounts to inflation as with the general deposit insurance coverage limit. This change was made effective April 1, 2006.

•	Establishing a range of 1.15 percent to 1.50 percent within which the FDIC Board of Directors may set the Designated Reserve Ratio (DRR).

•	Allowing the FDIC to manage the pace at which the reserve ratio varies within this range.
1.	If the reserve ratio falls below 1.15 percent—or is expected to within 6 months—the FDIC must adopt a restoration plan that provides that the DIF will return to 1.15 percent generally within 5 years.

2.	If the reserve ratio exceeds 1.35 percent, the FDIC must generally dividend to DIF members half of the amount above the amount necessary to maintain the DIF at 1.35 percent, unless the FDIC Board, considering statutory factors, suspends the dividends.

3.	If the reserve ratio exceeds 1.5 percent, the FDIC must generally dividend to DIF members all amounts above the amount necessary to maintain the DIF at 1.5 percent.
•	Eliminating the restrictions on premium rates based on the DRR and granting the FDIC Board the discretion to price deposit insurance according to risk for all insured institutions regardless of the level of the reserve ratio.

•	Granting a one-time initial assessment credit (of approximately $4.7 billion) to recognize institutions’ past contributions to the fund.
The Federal Reserve Board in February 2006 approved a final rule that expands the definition of a small bank holding company under its Small Bank Holding Company Policy Statement and the Board’s risk-based and leverage capital guidelines for bank holding companies. The policy statement facilitates the transfer of ownership of small community banks by permitting debt levels at small bank holding companies that are higher than what would typically be permitted for larger small bank holding companies. In its revisions to the Policy Statement, the Federal Reserve Board has raised the small bank holding company asset size threshold from $150 million to $500 million and amended the related qualitative criteria for determining eligibility as a small bank holding company for the purposes of the policy statement and the capital guidelines.
The FDIC finalized its interim final rule, with changes, that amended its deposit insurance regulations to implement applicable revisions to the Federal Deposit Insurance Act made by the Federal Deposit Insurance Reform Act of 2005 and the Federal Deposit Insurance Reform Conforming Amendments Act of 2005. The final rule provides for consideration of inflation adjustments to increase the current standard maximum deposit insurance amount of $100,000 on a five-year cycle beginning in 2010; increases the deposit insurance limit for certain retirement accounts from $100,000 to $250,000, also subject to inflation adjustments; and provides per-participant insurance coverage to employee benefit plan accounts, even if the depository institution at which the deposits are placed is not authorized to accept employee benefit plan deposits. The final rule is effective on October 12, 2006.
The Board of Governors of the Federal Reserve System amended Regulation E, which implements the Electronic Fund Transfer Act, and the official staff commentary to the regulation, which interprets the requirements of Regulation E to become effective on July 1, 2006. The final rule provides that Regulation E covers payroll card accounts that are established directly or indirectly through an employer, and to which transfers of the consumer’s salary, wages, or other employee compensation are made on a recurring basis. The final rule also provides financial institutions with an alternative to providing periodic statements for payroll card accounts if they make account information available to consumers by specified means.
The federal financial regulatory agencies in September 2006 issued final guidance to address the risks posed by nontraditional residential mortgage products that allow borrowers to defer repayment of principal and sometimes interest, including “interest-only” mortgages and “payment option” adjustable-rate mortgages. These products allow borrowers to exchange lower payments during an initial period for higher payments later. The lack of principal amortization and the potential for negative amortization and features that compound risks (such as no document loans and simultaneous second mortgages) elevate the concern of the federal banking agencies for nontraditional mortgage products. The guidelines require depository institutions to ensure that loan terms and underwriting standards are consistent with prudent lending practices, including consideration of a borrower’s repayment capacity, to recognize that many nontraditional mortgage loans, particularly when they have risk-layering features, are untested in a stressed environment. The guidelines also express the need for depository institutions to have strong risk management standards, capital levels commensurate with the risk, an allowance for loan and lease losses that reflects the collectibility of the portfolio, and the need to make sure that consumers have sufficient information to clearly understand loan terms and associated risks prior to making a product or payment choice.

The federal financial regulatory agencies in December 2006 issued a new interagency policy statement on the allowance for loan and lease losses (ALLL) along with supplemental frequently asked questions. The policy statement revises and replaces a 1993 policy statement on the ALLL. The agencies issued the revised policy statement in view of today’s uncertain economic environment and the presence of concentrations in untested loan products in the loan portfolios of insured depository institutions. The policy statement has also been revised to conform with generally accepted accounting principles (GAAP) and post-1993 supervisory guidance. The 1993 policy statement described the responsibilities of the boards of directors, management, and banking examiners regarding the ALLL; factors to be considered in the estimation of the ALLL; and the objectives and elements of an effective loan review system, including a sound credit grading system. The policy statement reiterates that each institution has a responsibility for developing, maintaining and documenting a comprehensive, systematic, and consistently applied process appropriate to its size and the nature, scope, and risk of its lending activities for determining the amounts of the ALLL and the provision for loan and lease losses and states that each institution should ensure controls are in place to consistently determine the ALLL in accordance with GAAP, the institution’s stated policies and procedures, management’s best judgment and relevant supervisory guidance.
The policy statement also restates that insured depository institutions must maintain an ALLL at a level that is appropriate to cover estimated credit losses on individually evaluated loans determined to be impaired as well as estimated credit losses inherent in the remainder of the loan and lease portfolio, and that estimates of credit losses should reflect consideration of all significant factors that affect the collectibility of the portfolio as of the evaluation date. The policy statement states that prudent, conservative, but not excessive, loan loss allowances that represent management’s best estimate from within an acceptable range of estimated losses are appropriate.
The Office of the Comptroller of the Currency, the Board of Governors of the Federal Reserve System, and the Federal Deposit Insurance Corporation in December 2006 issued final guidance on sound risk management practices for concentrations in commercial real estate lending. The agencies observed that the commercial real estate is an area in which some banks are becoming increasingly concentrated, especially with small- to medium- sized banks that face strong competition in their other business lines. The agencies support banks serving a vital role in their communities by supplying credit for business and real estate development. However, the agencies are concerned that rising commercial real estate loan concentrations may expose institutions to unanticipated earnings and capital volatility in the event of adverse changes in commercial real estate markets. The guidance provides supervisory criteria, including numerical indicators to assist in identifying institutions with potentially significant commercial real estate loan concentrations that may warrant greater supervisory scrutiny, but such criteria are not limits on commercial real estate lending.
In California, effective January 1, 2007, a new law Financial Code Section 854.1 recognizes the ability of mortgage brokers to obtain the benefit of non interest-bearing accounts on trust funds deposited in a “commercial bank.” The provision applies to real estate brokers who collect payments or provide services in connection with a loan secured by a lien on real property and permits a mortgage broker to earn interest on an interest-bearing account at a financial institution. Interest on funds received by a real estate broker who collects payments or provides services for an “institutional investor” in connection with a loan secured by commercial real property may inure to the broker, if agreed to in writing by the broker and the institutional investor. For purposes of this law, commercial real property means real estate improved with other than a one-to-four family residence.
A new California law makes it easier for California banks to accept deposits from local government agencies. Under the old law, local agency deposits over $100,000 had to be secured by collateral. Pursuant to the enactment of Assembly Bill 2011, banks would be able to acquire surplus public deposits exceeding $100,000 without pledging collateral if they participate in a deposit placement service where excess amounts are placed in certificates of deposit at other institutions within a network. Such a network (of which currently there is only one available in the market) permits the entire amount of a customer’s deposit to be FDIC-insured, and the bank taking the original deposit retains the benefit of the full amount of the deposit for lending or other purposes. AB 2011 clarifies that a local agency may deposit up to 30% of its surplus funds in certificates of deposit at a bank, savings association, savings bank, or credit union that participates in such a deposit-sharing network. Since the entire amount of the deposits would be FDIC-insured, a bank would not be required to pledge collateral. The bill permits agencies to make these deposits until January 1, 2012.
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
Accounting for Uncertainty in Income Taxes
In July 2006, the FASB issued Financial Accounting Standards Interpretation No. 48 (FIN 48), Accounting for Uncertainty in Income Taxes –An Interpretation of FASB Statement No. 109. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. FIN 48 prescribes a recognition threshold and measurement standard for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosures and transitions. FIN 48 is effective for fiscal years beginning after December 15, 2006.
The Company presently recognizes income tax positions based on management’s estimate of whether it is reasonably possible that a liability has been incurred for unrecognized income tax benefits by applying FASB Statement No. 5, Accounting for Contingencies.
The provisions of FIN 48 will be effective for the Company on January 1, 2007 and are to be applied to all tax positions upon initial application of this standard. Only tax positions that meet the more-likely-than-not recognition threshold at the effective date may be recognized or continue to be recognized upon adoption.
The cumulative effect of applying the provisions of FIN 48, if any, will be reported as an adjustment to the opening balance of retained earnings for the fiscal year of adoption. Management does not expect the adoption of FIN 48 to have a material impact on the Company’s financial position or results of operations.

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
Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements
In September 2006, the FASB ratified the consensuses reached by the Task Force on Issue No. 06-4 (EITF 06-4), Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements. A question arose when an employer enters into an endorsement split-dollar life insurance arrangement related to whether the employer should recognize a liability for the future benefits or premiums to be provided to the employee. EITF 06-4 indicates that an employer should recognize a liability for future benefits and that a liability for the benefit obligation has not been settled through the purchase of an endorsement type policy. An entity should apply the provisions of EITF 06-4 either through a change in accounting principle through a cumulative-effect adjustment to retained earnings as of the beginning of the year of adoption or a change in accounting principle through retrospective application to all prior periods. The provisions of EITF 06-4 are effective for fiscal years beginning after December 15, 2007. Management has not yet completed its evaluation of the impact that EITF 06-4 will have.
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

Consideration of the Effects of Prior Year Misstatements
In September 2006, the Securities and Exchange Commission published Staff Accounting Bulleting No. 108 (SAB 108) Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements. The interpretations in this Staff Accounting Bulleting were issued to address diversity in practice in quantifying financial statement misstatements and the potential under current practice to build up improper amounts on the balance sheet. This guidance will apply to the first fiscal year ending after November 15, 2006 or December 31, 2006 for the Company. The adoption of SAB 108 did not have a material impact on the Company’s financial position, results of operations or cash flows and no cumulative adjustment was required.
ITEM 1A. RISK FACTORS
Our high concentration of real estate loans expose us to increased lending risks, especially in the event of a recession or natural disaster. Our loan portfolio is strongly concentrated in real estate loans. As of December 31, 2006, 64% of our loan portfolio was concentrated in real estate related loans. There has been a relatively rapid increase in real estate values in our market area in recent years, and the occurrence of a real estate recession affecting our market areas would likely reduce the security for many of our loans and adversely affect the ability of many of our borrowers to repay their loan from us. Therefore, our financial condition may be adversely affected by a decline in the value of the real estate securing our loans. In addition, acts of nature, including earthquakes, fires and floods, which may cause uninsured damage and other loss of value to real estate that secures these loans, may also negatively impact our financial condition.
Deterioration of local economic conditions could hurt our profitability. Our operations are primarily located in Northeastern California and are concentrated in Plumas, Nevada, Placer, Lassen, Modoc, Shasta and Sierra Counties and Washoe County, Nevada and surrounding areas. As a result of this geographic concentration, our financial results depend largely upon economic conditions in these areas. The local economy relies heavily on real estate, agriculture and ranching, timber and tourism. A significant downturn in any or all of these industries could result in a decline in the local economy in general, which could in turn negatively impact us. Poor economic conditions could cause us to incur losses associated with higher default rates and decreased collateral values in our loan portfolio. Also, if there were significant recessionary conditions in our market area, our financial condition would be negatively impacted.
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
As of December 31, 2006, our allowance for loan losses was approximately $3.9 million representing 1.1% of gross outstanding loans. Although we believe that this allowance is adequate, we can give no assurance that it will be sufficient to cover future loan losses. Although we use the best information available to make our determinations with respect to this allowance, future adjustments may be necessary if economic conditions change substantially from the assumptions used or if negative developments occur with respect to non-performing or performing loans. If our assumptions or conclusions prove to be incorrect and the allowance for loan losses is not adequate to absorb future losses, or if bank regulatory agencies require us to increase our allowance, our earnings and potentially even our capital could be significantly and adversely impacted.

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
ITEM 2. PROPERTIES
Of the Company’s twelve depository branches, ten are owned and two are leased. In addition the Company owns three administrative facilities and leases two lending offices. The Company purchased a building located at 424 N. Mill Creek, Quincy, California during the first quarter of 2006 which, after modifications to be undertaken in 2007, is expected to house the Company’s data processing facilities.

Owned Properties

35 South Lindan Avenue	32 Central Avenue	80 W. Main St.
Quincy, California (1)	Quincy, California (1)	Quincy, California (1)

424 N. Mill Creek	336 West Main Street	120 North Pine Street
Quincy, California (4)	Quincy, California	Portola, California

43163 Highway 299E	121 Crescent Street	315 Birch Street
Fall River Mills, California	Greenville, California	Westwood, California (2)

255 Main Street	510 North Main Street	3000 Riverside Drive
Chester, California	Alturas, California	Susanville, California

8475 North Lake Boulevard	11638 Donner Pass Road
Kings Beach, California	Truckee, California

Leased Properties

243 North Lake Boulevard	604 Main Street	2625 Fair Oaks Blvd., Ste. 7
Tahoe City, California	Loyalton, California	Sacramento, California (3)

1895 Plumas Ste 2
Reno, Nevada (3)

(1)	Non-branch administrative or credit administrative offices.

(2)	The Westwood branch is a mortgaged property with an outstanding balance of $63,000 at December 31, 2006.

(3)	Commercial lending offices

(4)	Future location of Company’s data processing facilities
Total rental expenses under all leases, including premises, totaled $221,000, $242,000 and $264,000, in 2006, 2005 and 2004 respectively. The expiration dates of the leases vary, with the first such lease expiring during 2007 and the last such lease expiring during 2009. Future minimum lease payments in thousands of dollars are as follows:

Year Ending
December 31,

2007	$164
2008	49
2009	22

Total	$235

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
PART II
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCK- HOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.
The Company’s common stock is quoted on the NASDAQ Capital Market under the ticker symbol “PLBC”. As of December 31, 2006, there were 5,023,205 shares of the Company’s stock outstanding held by approximately 2,038 shareholders of record as of the same date. The following table shows the high and low sales prices for the common stock, for each quarter as reported by Yahoo Finance.

Quarter	Dividends	High	Low

4th Quarter 2006	$0.13	$17.45	$14.50
3rd Quarter 2006	—	$19.00	$15.77
2nd Quarter 2006	$0.13	$19.89	$15.50
1st Quarter 2006	—	$23.00	$17.00

4th Quarter 2005	$0.11	$27.00	$20.77
3rd Quarter 2005	—	$26.07	$17.34
2nd Quarter 2005	$0.11	$21.33	$14.20
1st Quarter 2005	—	$15.67	$13.33
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

It is the policy of the Company to periodically distribute excess retained earnings to the shareholders through the payment of cash dividends. Such dividends help promote shareholder value and capital adequacy by enhancing the marketability of the Company’s stock. All authority to provide a return to the shareholders in the form of a cash or stock dividend or split rests with the Board of Directors (the “Board). The Board will periodically, but on no regular schedule, review the appropriateness of a cash dividend payment. The Board by resolution shall set the amount, the record date and the payment date of any dividend after considering numerous factors, including the Company’s regulatory capital requirements, earnings, financial condition and the need for capital for expanded growth and general economic conditions. Although no assurance can be given that cash or stock dividends will be paid in the future the Company’s cash dividend payout ratio over the last five years has averaged approximately 25% of net income.
On January 22, 2007 the Company announced that the Board authorized a common stock repurchase plan. The plan calls for the repurchase of up to 250,000 shares, or approximately 5%, of the Company’s shares outstanding as of January 22, 2007. The repurchases will be made from time to time by the Company in the open market or privately negotiated transactions as conditions allow. All such transactions will be structured to comply with Securities and Exchange Commission Rule 10b-18 and all shares repurchased under this plan will be retired. The number, price and timing of the repurchases shall be at the Company’s sole discretion and the plan may be re-evaluated depending on market conditions, liquidity needs or other factors. The Board, based on such re-evaluations, may suspend, terminate, modify or cancel the plan at any time without notice.
Securities Authorized for Issuance under Equity Compensation Plans. The following table sets forth securities authorized for issuance under equity compensation plans as for December 31, 2006.

Number of securities remaining
available for future issuance
	Number of securities to	Weighted-average	under equity compensation
	be issued upon exercise	exercise price of	plans (excluding securities
	of outstanding options	outstanding options	reflected in column (a))
Plan Category	(a)	(b)	(c)

Equity compensation plans approved by security holders	290,914	$11.62	615,037
Equity compensation plans not approved by security holders	None	Not Applicable	None

Total	290,914	$11.62	615,037

For additional information related to the above plans see Note 10 of the Company’s Consolidated Financial Statements in Item 8 – Financial Statements and Supplementary Data of this Annual Report on Form 10K.

Plumas Bancorp Stock Performance Graph
The graph below compares the cumulative total shareholder return on Plumas Bancorp’s (Plumas Bank’s prior to June 2002) common stock to the cumulative total return of the NASDAQ Composite Index, a broad market index of all stocks traded on the NASDAQ Exchange, the SNL NASDAQ Bank Index, a cumulative total of almost 400 banks traded on the NASDAQ Exchange, and the SNL OTC-BB & Pink Banks Index, a cumulative total of over 600 banks traded on either the Over-The-Counter Bulletin Board or Pink Sheets. These Indexes were prepared by SNL Financial LC. The graph assumes that a $100 investment was made in the Company’s Common Stock as well as the other indexes on December 31, 2001 and that all dividends were reinvested. The chart represents the average closing price for the month of December in each of the years presented.

	Period Ending
Index	12/31/01	12/31/02	12/31/03	12/31/04	12/31/05	12/31/06
Plumas Bancorp	100.00	158.08	208.63	227.57	337.24	243.04
NASDAQ Composite	100.00	68.76	103.67	113.16	115.57	127.58
SNL NASDAQ Bank Index	100.00	102.85	132.76	152.16	147.52	165.62
SNL All OTC-BB & Pink Banks Index	100.00	124.40	170.92	204.07	221.37	242.38

ITEM 6. SELECTED FINANCIAL DATA
The following table presents a summary of selected financial data and should be read in conjunction with the Company’s consolidated financial statements and notes thereto included under Item 8 – Financial Statements and Supplementary Data.

	At or for the year ended December 31,
	2006	2005	2004	2003	2002
	(dollars in thousands except per share information)
Statement of Income
Interest income	$29,483	$25,497	$20,110	$18,549	$18,389
Interest expense	6,954	4,793	2,914	3,013	4,038

Net interest income	22,529	20,704	17,196	15,536	14,351
Provision for loan losses	1,000	1,100	750	750	825
Noninterest income	5,159	5,073	5,099	3,639	3,278
Noninterest expense	18,290	17,549	15,898	13,126	11,604
Provision for income taxes	3,196	2,600	2,001	2,018	2,046

Net income	$5,202	$4,528	$3,646	$3,281	$3,154

Balance sheet (end of period)
Total assets	$473,239	$472,803	$417,346	$390,262	$325,650
Total loans	$354,712	$321,646	$266,913	$217,957	$207,721
Allowance for loan losses	$3,917	$3,256	$2,722	$2,524	$2,431
Total deposits	$402,176	$426,560	$378,567	$355,842	$293,941
Total shareholders’ equity	$35,852	$31,137	$27,891	$25,749	$23,286
Balance sheet (period average)
Total assets	$468,988	$452,225	$409,335	$339,160	$294,708
Total loans	$335,226	$302,596	$233,759	$214,736	$197,900
Total deposits	$415,700	$403,818	$373,267	$304,840	$268,773
Total shareholders’ equity	$33,682	$29,548	$26,829	$24,558	$22,184
Capital ratios
Leverage ratio	9.5%	8.5%	7.6%	8.4%	8.8%
Tier 1 risk-based capital	10.9%	10.3%	10.1%	10.4%	11.8%
Total risk-based capital	11.8%	11.1%	10.9%	11.3%	12.8%
Asset quality ratios
Nonperforming loans/total loans	0.29%	0.52%	0.45%	0.40%	0.86%
Nonperforming assets/total assets	0.22%	0.36%	0.30%	0.22%	0.59%
Allowance for loan losses/total loans	1.10%	1.01%	1.03%	1.18%	1.19%
Net loan charge-offs	$339	$566	$552	$657	$507
Performance ratios
Return on average assets	1.11%	1.00%	0.89%	0.97%	1.07%
Return on average equity	15.4%	15.2%	13.5%	13.3%	14.2%
Net interest margin	5.32%	5.06%	4.77%	5.20%	5.48%
Loans to Deposits	88.2%	75.4%	70.5%	61.3%	70.7%
Efficiency ratio	66.1%	68.1%	71.3%	68.5%	65.8%
Per share information
Basic earnings	$1.04	$0.92	$0.75	$0.68	$0.66
Diluted earnings	$1.02	$0.89	$0.73	$0.66	$0.64
Cash dividends	$0.26	$0.22	$0.19	$0.16	$0.18
Dividend payout ratio	25.0%	23.9%	25.1%	23.7%	27.3%
Book value	$7.14	$6.26	$5.69	$5.29	$4.84
Common shares outstanding at period end	5,023,205	4,976,654	4,901,197	4,863,040	4,813,975

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
One of our strategic objectives is to expand our banking service activities in the Truckee/Tahoe region and the adjacent communities. Consistent with this objective, in late 2003 we opened a de novo branch in Tahoe City. Also in late 2003, we bought five branches located within our existing service area from another community bank. Of the five branches purchased, two were located in the Truckee/Tahoe region, specifically in the communities of Truckee and Kings Beach. This helped further strengthen our presence in this region. In October, 2006 we completed construction and opened a new Bank owned branch in Truckee, California. This replaced a much smaller leased facility. During the fourth quarter of 2006 we opened a commercial real estate loan office in Reno, Nevada.
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
Available for Sale Securities. Available-for-sale securities are required to be carried at fair value. We believe this is a “critical accounting estimate” in that the fair value of a security is based on quoted market prices or if quoted market prices are not available, fair values are extrapolated from the quoted prices of similar instruments. Adjustments to the available-for-sale securities fair value impact the consolidated financial statements by increasing or decreasing assets and shareholders’ equity.
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
Impairment of Core Deposit Intangible. The core deposit intangible represents the excess of the premiums paid over the fair value of the assets and liabilities acquired in the branch acquisitions. The core deposit intangible is required to be amortized over its expected useful life and required to be evaluated for impairment at least annually and whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If the fair value of the asset is determined to be less than the carrying amount, the core deposit intangible will be written down through a charge to operations.
Stock-Based Compensation. Effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123 (R), Share-Based Payment (“SFAS 123 (R)”). Under SFAS 123(R), compensation cost is recognized for all awards that vest subsequent to the date of adoption based on the grant-date fair value estimated in accordance with SFAS No. 123, Accounting for Stock-Based Compensation and SFAS 123(R). We believe this is a “critical accounting estimate” since the grant-date fair value is estimated using the Black-Scholes option-pricing formula, which involves making estimates of the assumptions used, including the expected term of the option, expected volatility over the option term, expected dividend yield over the option term and risk-free interest rate. In addition, when determining the compensation expense to amortize over the vesting period, management makes estimates about the expected forfeiture rate of options.
The following discussion is designed to provide a better understanding of significant trends related to the Company’s financial condition, results of operations, liquidity, capital resources and interest rate sensitivity. It pertains to the Company’s financial condition, changes in financial condition and results of operations as of December 31, 2006 and 2005 and for each of the three years in the period ended December 31, 2006. The discussion should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto and the other financial information appearing elsewhere herein.
Overview
The Company reported its eighteenth consecutive year of earnings growth in 2006. The Company’s net income increased $674,000, or 14.9%, to $5,202,000 for the year ended December 31, 2006 from $4,528,000 for the same period in 2005. Net income was $3,646,000 for the year ended December 31, 2004. During 2006 the Company increased its average interest earning assets and its net interest margin resulting in an increase in net interest income of $1,825,000. This increase in net interest income was the primary contributor to the increase in net income for 2006. In addition, during 2006 the Company’s non-interest income increased slightly by $86,000 and its provision for loan losses decreased by $100,000. Partially offsetting these increases in income in 2006 was an increase of $741,000 in non-interest expense and an increase of $596,000 in the provision for income taxes.

Total assets at December 31, 2006 increased $436,000 to $473 million. Growth in the Company’s loan portfolio was offset by decreases in Federal funds sold and investment securities. Net loans grew $32.8 million, or 10% to $352 million at December 31, 2006, compared to $319 million at December 31, 2005. Growth in loans was funded by a decrease of $23.1 million in investment securities and a decrease of $7.3 million in Federal funds sold and an increase in short-term borrowings. At December 31, 2006 investments securities totaled $75 million, there were no Federal funds sold and short-term borrowings were $20 million.
Deposits declined by $24 million, or 6%, to $402 million at December 31, 2006 from $426 million at December 31, 2005. Competition for deposit dollars throughout the Company’s service area, both from bank and non-bank sources, and a lack of significant deposit growth in the Company’s service area have contributed to this decline in deposits. The Company believes that additional deposits could be generated through aggressive pricing, but has chosen to rely on alternative sources of liquidity, such as short-term FHLB borrowings, to fund additions to its loan portfolio during 2006.
The return on average assets was 1.11% for 2006, up from 1.00% for 2005. The return on average equity was 15.4% for 2006, up from 15.2% for 2005.

Results of Operations
Net Interest Income
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

	Year ended December 31,
	2006			2005			2004
		Interest	Rates		Interest	Rates		Interest	Rates
	Average	income/	earned	Average	income/	earned	Average	income/	earned
	balance	expense	/ paid	balance	expense	/ paid	balance	expense	/ paid
	(dollars in thousands)
Assets
Federal funds sold	$3,616	$164	4.54%	$5,930	$218	3.68%	$12,729	$163	1.28%
Investment securities(1)	84,794	3,047	3.59	100,633	3,324	3.30	113,684	3,483	3.06
Total loans (2)(3)	335,226	26,272	7.84	302,596	21,955	7.26	233,759	16,464	7.04

Total earning assets	423,636	29,483	6.96%	409,159	25,497	6.23%	360,172	20,110	5.58%

Cash and due from banks	13,547			15,953			23,813
Other assets	31,805			27,357			25,551

Total assets	$468,988			$452,469			$409,536

Liabilities and shareholders’ equity
Interest bearing demand deposits	$80,685	1,489	1.85%	$48,577	196	0.40%	$44,244	58	0.13%
Money market deposits	56,496	661	1.17	64,025	747	1.17	65,026	490	0.75
Savings deposits	59,802	423	0.71	67,702	445	0.66	64,472	292	0.45
Time deposits	93,515	3,314	3.54	98,946	2,704	2.73	93,684	1,760	1.88
Short-term borrowings	4,446	237	5.33	6,921	210	3.03	—	—	—
Trust preferred securities	10,310	810	7.86	7,259	479	6.60	6,186	305	4.93
Other	285	20	7.02	245	12	4.90	215	9	4.19

Total interest bearing liabilities	305,539	6,954	2.28%	293,675	4,793	1.63%	273,827	2,914	1.06%

Noninterest bearing demand deposits	125,202			124,568			105,841
Other liabilities	4,565			4,434			2,838
Shareholders’ equity	33,682			29,792			27,030

Total liabilities and shareholders’ equity	$468,988			$452,469			$409,536

Net interest income		$22,529			$20,704			$17,196

Net interest spread (4)			4.68%			4.60%			4.52%
Net interest margin (5)			5.32%			5.06%			4.77%

(1)	Interest income is reflected on an actual basis and is not computed on a tax-equivalent basis.

(2)	Average nonaccrual loan balances of $1.2 million for 2006, $1.3 million for 2005 and $1.6 million for 2004 are included in average loan balances for computational purposes.

(3)	Loan origination fees and costs are included in interest income as adjustments of the loan yields over the life of the loan using the interest method. Loan interest income includes net loan costs of $539,000 and $21,000 for 2006 and 2005, respectively and net loan fees of $317,000 for 2004.

(4)	Net interest spread represents the average yield earned on interest-earning assets less the average rate paid on interest-bearing liabilities.

(5)	Net interest margin is computed by dividing net interest income by total average earning assets.

The following table sets forth changes in interest income and interest expense, for the years indicated and the amount of change attributable to variances in volume, rates and the combination of volume and rates based on the relative changes of volume and rates:

	2006 compared to 2005				2005 compared to 2004
	Increase (decrease) due to change in:				Increase (decrease) due to change in:
	Average	Average			Average	Average
	Volume(1)	Rate(2)	Mix(3)	Total	Volume(1)	Rate(2)	Mix(3)	Total
	(dollars in thousands)
Interest-earning assets:
Federal funds sold	$(85)	$51	$(20)	$(54)	$(87)	$305	$(163)	$55
Investment securities	(523)	292	(46)	(277)	(400)	272	(31)	(159)
Loans	2,367	1,760	190	4,317	4,848	497	146	5,491

Total interest income	1,759	2,103	124	3,986	4,361	1,074	(48)	5,387

Interest-bearing liabilities:
Interest bearing demand deposits	130	700	463	1,293	6	120	12	138
Money market deposits	(88)	2	—	(86)	(8)	269	(4)	257
Savings deposits	(52)	34	(4)	(22)	15	132	6	153
Time deposits	(148)	802	(44)	610	99	800	45	944
Short-term borrowings	(75)	159	(57)	27	—	—	210	210
Trust preferred securities	201	91	39	331	53	103	18	174
Other borrowings	2	5	1	8	1	2	—	3

Total interest expense	(30)	1,793	398	2,161	166	1,426	287	1,879

Net interest income	$1,789	$310	$(274)	$1,825	$4,195	$(352)	$(335)	$3,508

(1)	The volume change in net interest income represents the change in average balance multiplied by the previous year’s rate.

(2)	The rate change in net interest income represents the change in rate multiplied by the previous year’s average balance.

(3)	The mix change in net interest income represents the change in average balance multiplied by the change in rate.
2006 compared to 2005. Net interest income is the difference between interest income and interest expense. Net interest income, on a nontax-equivalent basis, was $22.5 million for the year ended December 31, 2006, an increase of $1.8 million, or 9%, from $20.7 million for 2005. The increase in net interest income was primarily attributed to volume and rate increases in the Company’s average loan balances partially offset by increases in the rates paid on interest bearing deposit account balances and the level of and rates paid on the junior subordinated debentures (trust preferred securities).
Interest income increased $4.0 million, or 16%, to $29.5 million for the year ended December 31, 2006. Interest and fees on loans increased by $4.3 million from $22.0 million for the year ended December 31, 2005 to $26.3 million during the 2006. The average loan balances were $335.2 million for 2006, up $32.6 million, or 11%, from the $302.6 million for 2005. The average yields on loans were 7.84% for 2006 up 58 basis points from 7.26% for 2005. The increase in yield is consistent with market conditions in the Company’s service area.
Interest on investment securities decreased by $277 thousand, as an increase in yield of 29 basis points was offset by a decline in average investment securities of $15.8 million. Interest earned on federal funds sold decreased by $54 thousand. This item benefited from an increase in yield of 86 basis points but was offset by a decline in average balances outstanding of $2.3 million.
Interest expense increased $2.2 million to $7.0 million for the year ended December 31, 2006, up from $4.8 million for 2005. The increase in interest expense was primarily attributed to rate increases on time deposits and interest-bearing demand deposits and the increase in the level of and rates paid on the junior subordinated debentures.
For the year ended December 31, 2006 compared to 2005, the Company’s average rate paid on time deposits increased 81 basis points to 3.54% from 2.73%. This increase is consistent with market conditions in the Company’s service area and reflects the rising interest rate environment which began in 2004 and continued into 2006. The average rate paid on interest-bearing demand deposits increased 145 basis points to 1.85% for the year ended December 31, 2006 from 0.40% for 2005 primarily as a result of the introduction of the Money Fund Plu$ account in September 2005.
Money Fund Plu$ is a high interest bearing checking account designed to pay rates comparable to those available on a typical brokerage account. Since its introduction, there has been significant growth in the total Money Fund Plu$ balances with an average balance of $40.2 million for the year ended December 31, 2006 and total balances as of December 31, 2006 of $42.9 million. The average rate paid on Money Fund Plu$ accounts during 2006 was 3.51%.
Adding to interest expense was an increase in the average balance of the junior subordinated debentures of $3.1 million to $10.3 million and in the average rate paid of 126 basis points from 6.60% to 7.86%.
Net interest margin is net interest income expressed as a percentage of average interest-earning assets. As a result of the changes noted above, the net interest margin for 2006 increased 26 basis points to 5.32%, up from 5.06% for 2005.
2005 compared to 2004. Net interest income was $20.7 million for 2005, an increase of $3.5 million, or 20%, from $17.2 million for 2004. The increase in net interest income was attributed to volume increases in average loan balances and average yields on interest earning assets partially offset by increases in rates paid on deposits. The average loan balances were $302.6 million for 2005, up $68.8 million, or 29%, from the $233.8 million for 2004. The average yields on interest earning assets, which are a combination of loans, investments and federal funds sold, were 6.23% for 2005 up from 5.58% for 2004. Offsetting the benefits of the increased loan volume and higher yields was the impact of the rising interest rate environment which began in 2004 on interest bearing liabilities, especially on time deposits.
Interest expense increased $1.9 million, or 64%, to $4.1 million for 2005, up from $2.9 million for 2004. The increase in interest expense was primarily attributed to rate increases for all interest bearing deposits, with the largest increases in time deposits. The average rate paid on time deposits was 2.73% for 2005, up 85 basis points, or 45%, from the 1.88% paid for 2004.
As a result of the changes noted above, the net interest margin for 2005 increased 29 basis points to 5.06%, up from 4.77% for 2004.
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
The Company recorded $1,000,000 in provision for loan losses for 2006, $1,100,000 for 2005 and $750,000 for 2004. The Company has experienced a general strengthening in overall credit quality of the loan portfolio as evidenced by a decline in net charge-offs as a percentage of average loans in 2006 and 2005 and a decline in nonperforming loans in 2006 compared to 2005. Net charge-offs as a percentage of average loans decreased to 0.10%, or 47%, from the 2005 level of 0.19%. Net charge-offs as a percentage of average loans decreased to 0.19%, or 21%, from the 2004 level of 0.24%. Nonperforming loans decreased from $1.7 million at December 31, 2005 to $1.0 million at December 31, 2006. Based on information currently available, management believes that the allowance for loan losses is adequate to absorb potential risks in the portfolio. However, no assurance can be given that the Company may not sustain charge-offs which are in excess of the allowance in any given period. The Company’s loan portfolio composition and non-performing assets are further discussed under the financial condition section that begins on page 35.
Non-Interest Income
The following table sets forth the components of non-interest income for the years ended December 31, 2006, 2005 and 2004.

	Years Ended December 31,			Change during Year
	2006	2005	2004	2006	2005
	(dollars in thousands)
Service charges on deposit accounts	$3,676	$3,458	$3,297	$218	$161
Earnings on bank owned life insurance policies	393	355	415	38	(60)
Merchant processing	318	338	263	(20)	75
Official check fees	170	118	62	52	56
Customer service fees	113	111	119	2	(8)
Investment services	104	189	175	(85)	14
Federal Home Loan Bank Dividends	104	82	50	22	32
Safe deposit box and night depository income	69	69	61	—	8
Printed check fee income	44	43	24	1	19
Gain on sale of loans, net	42	45	94	(3)	(49)
Loan commission and servicing fees	14	171	184	(157)	(13)
(Loss) gain on sale of investment securities, net	—	(8)	235	8	(243)
Other income	112	102	120	10	(18)

Total non-interest income	$5,159	$5,073	$5,099	$86	$(26)

2006 compared to 2005. During 2006, total non-interest income increased slightly by $86,000, or 2%, to $5.2 million, up from $5.1 million from the comparable period in 2005. This increase was primarily related to an increase in service charges on deposit accounts of $218,000 thousand from the previous year. This increase primarily relates to fees from increased customer usage of deposit account overdrafts privileges, the collection of fees resulting from those overdrafts and from an increase in the rate charged.
Loan commissions and servicing fees declined by $157 thousand from 2005. This decline primarily relates to an increase in the amortization of servicing assets and I/O strips receivable. Declines of $85,000 in investment services income and $20,000 in merchant processing income were mostly offset by increases of $38,000 in earnings on life insurance policies and $52,000 in official check fees.
2005 compared to 2004. During 2005, total non-interest income decreased slightly by $26,000, or 1%, to $5.1 million. The decrease in non-interest income was primarily the result of decreases in gains on sale of investments securities and loans and declines in earnings on bank owned life insurance policies partially offset by increases in merchant processing fees and service charges on deposit accounts.
The decrease in gains on sales of investment securities is primarily a result of the increase in short-term interest rates in 2005 reducing opportunities to record gains on the sale of investment securities.

Earnings on bank-owned life insurance policies (“BOLI”) decreased $60,000, or 14%, as a result of declining yields on these particular investments The book yields on BOLI averaged 4.1% during 2005 down from 5.1% during 2004.
Fee income on merchant processing services increased $75,000, or 29%, primarily as a result of an increased number of merchants serviced.
Service charges on deposit accounts, primarily in the areas of ATM and debit card activity and in overdraft fees, increased $161,000, or 5% to $3,458,000 for 2005 up from $3,297,000 for 2004 as a result of increased volume.
Non-Interest Expense
The following table sets forth the components of other non-interest expense for the years ended December 31, 2006, 2005 and 2004.

	Years Ended December 31,			Change during Year
	2006	2005	2004	2006	2005
	(dollars in thousands)
Salaries and employee benefits	$10,043	$9,514	$8,831	$529	$683
Occupancy and equipment	3,323	3,070	2,713	253	357
Professional fees	780	865	596	(85)	269
Outside service fees	591	700	551	(109)	149
Business development	555	494	389	61	105
Advertising and promotion	552	467	350	85	117
Telephone and data communications	374	366	346	8	20
Director compensation and retirement	370	288	284	82	4
Core deposit intangible amortization	301	301	299	—	2
Stationery and supplies	282	336	292	(54)	44
Armored car and courier	270	337	371	(67)	(34)
Postage	249	258	261	(9)	(3)
Insurance	173	206	236	(33)	(30)
Loan expenses	139	114	191	25	(77)
Other operating expense	288	233	188	55	45

Total non-interest expense	$18,290	$17,549	$15,898	$741	$1,651

2006 compared to 2005. During 2006, total non-interest expense increased $741 thousand, or 4%, to $18.3 million, up from $17.5 million for the comparable period in 2005. The increase in non-interest expense was primarily the result of increases in salaries and employee benefits, occupancy and equipment costs.
Salaries and other employee benefits increased $529 thousand, or 6%, over 2005. Salaries increased $504,000 as a result of staffing additions including increases in loan production, accounting and customer service staff as well as general salary merit increases. Employee bonuses increased $287,000 and stock based compensation expenses increased $126,000. These increases were offset by reductions in workers’ compensation costs of $67,000, salary continuation costs of $268,000 and an increase in capitalized salary costs of $131,000 related to increased loan origination activities. The increase in bonus expense includes the effect of the increase in salary expense and revisions to the Company’s bonus plans for 2006. The decrease in salary continuation expense relates to non-recurring accruals for the Company’s former President and Chief Executive Officer who retired in December 2005.

On January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123 (R), Share Based Payment (“SFAS 123 (R)”), using the modified prospective application transition method to record stock based compensation. As a result of adopting SFAS 123 (R), the Company recorded $126,000 of employee stock based compensation expense and $47,000 of director stock based compensation expense during 2006. Basic and diluted earnings per share for the year ended December 31, 2006 would have been $1.07 and $1.05, respectively, without the adoption of SFAS 123 (R) compared to $1.04 and $1.02, respectively, as reported. As of December 31, 2006, there was $263,000 of unrecognized employee compensation costs and $98,000 of unrecognized director compensation cost related to non-vested share-based compensation arrangements. These costs are expected to be recognized over a weighted average period of 2.4 years.
Prior to January 1, 2006, the Company accounted for the stock options under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. No stock-based compensation cost was recorded prior to January 1, 2006, as all options granted had an exercise price equal to the market value of the underlying common stock on the date of the grant.
The Company determines the fair value of the options previously granted on the date of grant using a Black-Scholes option pricing model that uses assumptions based on expected option life, expected stock volatility and the risk-free interest rate.
Occupancy and equipment expense increased by $253,000, or 8%, over 2005. Occupancy expense increased by $206,000 which included depreciation, taxes and insurance associated with the Company’s new Truckee, California branch facility. This facility, completed during October 2006, replaced a much smaller leased facility. In addition the Company experienced higher levels of janitorial, utilities, and other operating costs during 2006. A decrease in equipment deprecation was offset by increases in software costs, as the Company continues to expand and upgrade its computer software applications, resulting in an increase in equipment costs of $47,000.
Professional fees declined by $85,000 in 2006 to $780,000 from $865,000 during 2005. This decline primarily relates to a lower level of consulting fees. As described below, 2005 included several large consulting projects. The Company also benefited from lower outside service fees during 2006. A decline of $109,000 in outside service fees to $591,000 during 2006 from $700,000 during 2005 was primarily related to lower ATM processing fees. An increase of $61,000 in business development costs relates to increased education and training costs. The Company expanded its education and training budget during 2006 and expects to continue to incur an increase in training costs during 2007. The increase in advertising and promotion costs of $85,000, or 18%, includes costs associated with the Company’s newly built Truckee, California branch, an increase in customer incentive programs, and an increase in the overall marketing budget. Armored car and courier costs decreased $67,000, or 20%, as compared to 2005. Courier savings were realized as a result of the Bank’s implementation of “Check 21”. Check 21 is a federal law promoting the transmission of checks electronically between institutions rather than physically transporting the items.
2005 compared to 2004. During 2005, non-interest expense increased $1.6 million, or 10%, to $17.5 million, up from $15.9 million for 2004. The increase in non-interest expense was primarily the result of increases in salaries and employee benefits, occupancy and equipment and professional fees.
During 2005 salaries and employee benefits increased $683,000, or 8%, due primarily to the staffing additions related to the full year’s operations of the Bank’s three new branch offices, expansion of the Company’s dealer loan unit and other centralized lending functions, branch administration and marketing and other staffing additions to manage the overall growth of the Company. Higher salary and employee costs were somewhat offset by the deferral of salary costs related to increased loan origination activities.

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
Provision for income taxes. The provision for income taxes was $3.2 million, or 38.1% of pre-tax income for 2006. This compares to $2.6 million or 36.5% of pre-tax income during 2005 and $2.0 million or 35.5% of pre-tax income during 2004. The increase in provision as a percentage of pre-tax income for 2006 reflects the effect of employee stock based compensation expense which is included in expense during 2006, but excluded from the calculation of the provision for income taxes and a reduction in the percentage of tax exempt income as a percentage of pre-tax income. The increase in provision as a percentage of pre-tax income taxes for 2005 over 2004 relates to a reduction in earnings on Bank owned life insurance policies and a reduction in the percentage of tax exempt income as a percentage of pre-tax income.
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
The Company’s largest lending categories are real estate mortgage loans, consumer and real estate construction loans. These categories accounted for approximately 32.8%, 25.6% and 21.4%, respectively of the Company’s total loan portfolio at December 31, 2006, and approximately 34.4%, 25.3% and 17.5%, respectively of the Company’s total loan portfolio at December 31, 2005. In addition, the Company’s real estate-related loans, including real estate mortgage loans, real estate construction loans, consumer equity lines of credit, and agricultural loans secured by real estate comprised 64% and 66% of the total loan portfolio at December 31, 2006 and 2005. Moreover, the business activities of the Company currently are focused in the California counties of Plumas, Nevada, Placer, Lassen, Modoc, Shasta, and Sierra and beginning in the fourth quarter of 2006 in Washoe County in Northern Nevada. Consequently, the results of operations and financial condition of the Company are dependent upon the general trends in these economies and, in particular, the residential and commercial real estate markets. In addition, the concentration of the Company’s operations in these areas of Northeastern California and Northern Nevada exposes it to greater risk than other banking companies with a wider geographic base in the event of catastrophes, such as earthquakes, fires and floods in these regions.
The rates of interest charged on variable rate loans are set at specific increments in relation to the Company’s published lending rate and vary as the Company’s lending rate changes. At December 31, 2006 and 2005, approximately 61% and 74%, respectively, of the Company’s loan portfolio was compromised of variable rate loans. While real estate mortgage, commercial and consumer lending remain the foundation of the Company’s historical loan mix, some changes in the mix have occurred due to the changing economic environment and the resulting change in demand for certain loan types. In addition, the Company remains committed to the agricultural industry in Northeastern California and will continue to pursue high quality agricultural loans. Agricultural loans include both commercial and commercial real estate loans. The Company’s agricultural loan balances increased to $36 million at December 31, 2006 up from $31 million at December 31, 2005.

The following table sets forth the amounts of loans outstanding by category as of the dates indicated.

	At December 31,
	2006	2005	2004	2003	2002
	(dollars in thousands)
Real estate – mortgage	$116,329	$110,686	$102,125	$67,532	$66,039
Real estate – construction	75,930	56,370	31,964	26,194	15,175
Commercial	36,182	42,252	42,689	51,073	52,432
Consumer	90,694	81,320	59,068	46,621	48,465
Agriculture	35,577	31,018	31,067	26,537	25,610

Total loans	354,712	321,646	266,913	217,957	207,721
Less:
Deferred (costs) fees	(1,182)	(766)	260	530	601
Allowance for loan losses	3,917	3,256	2,722	2,524	2,431

Net loans	$351,977	$319,156	$263,931	$214,903	$204,689

The following table sets forth the maturity of gross loan categories as of December 31, 2006. Also provided with respect to such loans are the amounts due after one year, classified according to sensitivity to changes in interest rates:

	Within	After One	After
	One Year	Through Five Years	Five Years	Total
	(dollars in thousands)
Real estate – mortgage	$6,077	$30,826	$79,426	$116,329
Real estate – construction	37,998	27,263	10,669	75,930
Commercial	11,131	15,132	9,919	36,182
Consumer	14,272	47,695	28,727	90,694
Agriculture	18,069	13,003	4,505	35,577

Total	$87,547	$133,919	$133,246	$354,712

Loans maturing after one year with:
Fixed interest rates		$66,521	$35,752	$102,273
Variable interest rates		67,398	97,494	164,892

Total		$133,919	$133,246	$267,165

Analysis of Asset Quality and Allowance for Loan Losses. The Company attempts to minimize credit risk through its underwriting and credit review policies. The Company’s credit review process includes internally prepared credit reviews as well as contracting with an outside firm to conduct periodic credit reviews. The Company’s management and lending officers evaluate the loss exposure of classified and impaired loans on a quarterly basis, or more frequently as loan conditions change. The Board of Directors, through the loan committee, reviews the asset quality of new and criticized loans on a monthly basis and reports the findings to the full Board of Directors. In management’s opinion, this loan review system facilitates the early identification of potential criticized loans.
Net charge-offs during the year ended December 31, 2006 totaled $339,000, or 0.10% of total loans, compared to $566,000, or 0.18% of total loans, for the comparable period in 2005 and $552,000, or 0.21% of total loans for the comparable period of 2004. The allowance for loan losses stood at 1.10% of total loans as of December 31, 2006, versus 1.01% of total loans as of December 31, 2005.
The allowance for loan losses is established through charges to earnings in the form of the provision for loan losses. Loan losses are charged to and recoveries are credited to the allowance for loan losses. The allowance for loan losses is maintained at a level deemed appropriate by management to provide for known and inherent risks in loans. The adequacy of the allowance for loan losses is based upon management’s continuing assessment of various factors affecting the collectibility of loans; including current economic conditions, maturity of the portfolio, size of the portfolio, industry concentrations, borrower credit history, collateral, the existing allowance for loan losses, independent credit reviews, current charges and recoveries to the allowance for loan losses and the overall quality of the portfolio as determined by management, regulatory agencies, and independent credit review consultants retained by the Company. There is no precise method of predicting specific losses or amounts which may ultimately be charged off on particular segments of the loan portfolio. The collectibility of a loan is subjective to some degree, but must relate to the borrower’s financial condition, cash flow, quality of the borrower’s management expertise, collateral and guarantees, and state of the local economy. The federal financial regulatory agencies in December 2006 issued a new interagency policy statement on the allowance for loan and lease losses along with supplemental frequently asked questions. When determining the adequacy of the allowance for loan losses, the Company follows these guidelines. The policy statement revises and replaces a 1993 policy statement on the allowance for loan and lease losses. The agencies issued the revised policy statement in view of today’s uncertain economic environment and the presence of concentrations in untested loan products in the loan portfolios of insured depository institutions. The policy statement has also been revised to conform with accounting principles generally accepted in the United States of America (“GAAP”) and post-1993 supervisory guidance. The policy statement reiterates that each institution has a responsibility for developing, maintaining and documenting a comprehensive, systematic, and consistently applied process appropriate to its size and the nature, scope, and risk of its lending activities for determining the amounts of the allowance for loan and lease losses and the provision for loan and lease losses and states that each institution should ensure controls are in place to consistently determine the allowance for loan and lease losses in accordance with GAAP, the institution’s stated policies and procedures, management’s best judgment and relevant supervisory guidance.
The policy statement also restates that insured depository institutions must maintain an allowance for loan and lease losses at a level that is appropriate to cover estimated credit losses on individually evaluated loans determined to be impaired as well as estimated credit losses inherent in the remainder of the loan and lease portfolio, and that estimates of credit losses should reflect consideration of all significant factors that affect the collectibility of the portfolio as of the evaluation date. The policy statement states that prudent, conservative, but not excessive, loan loss allowances that represent management’s best estimate from within an acceptable range of estimated losses are appropriate. In addition, the Company incorporates the Securities and Exchange Commission Staff Accounting Bulletin No. 102, which represents the SEC staff’s view related to methodologies and supporting documentation for the Allowance for Loan and Lease Losses that should be observed by all public companies in complying with the federal securities laws and the Commission’s interpretations.
The Company’s methodology for assessing the adequacy of the allowance for loan losses consists of several key elements, which include but are not limited to:
▪	specific allocation for problem graded loans (“classified loans”),

▪	general or formula allocation,

▪	and discretionary allocation based on loan portfolio segmentation.
The Company’s methodology incorporates the following accounting pronouncements in determining the adequacy of the allowance for loan losses:
▪	Statement of Financial Accounting Standards (“SFAS”) No. 5 “Accounting for Contingencies”,

▪	SFAS No.114 ,“Accounting by Creditors for Impairment of a Loan” and

▪	SFAS 118, “Accounting by Creditors for Impairment of a Loan — Income Recognition and Disclosures.”
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
Formula allocations are calculated by applying loss factors to outstanding loans with similar characteristics. Loss factors are based on the Company’s historical loss experience as adjusted for changes in the business cycle and on the internal risk grade of those loans and may be adjusted for significant factors that, in management’s judgment, affect the collectibility of the portfolio as of the evaluation date. The formula allocation analysis incorporates loan losses over the past seven years. Loss factors are adjusted to recognize and quantify the estimated loss exposure resulting from changes in market conditions and trends in the Company’s loan portfolio.
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

	At December 31,
	2006	2005	2004	2003	2002
	(dollars in thousands)
Balance at beginning of period	$3,256	$2,722	$2,524	$2,431	$2,113

Charge-offs:
Commercial and agricultural	126	297	103	295	195
Real estate mortgage	—	—	—	26	13
Real estate construction	—	—	—	6	—
Consumer	519	442	600	520	393

Total charge-offs	645	739	703	847	601

Recoveries:
Commercial and agricultural	46	21	15	45	21
Real estate mortgage	—	—	—	—	—
Real estate construction	—	—	—	—	—
Consumer	260	152	136	145	73

Total recoveries	306	173	151	190	94

Net charge-offs	339	566	552	657	507
Provision for loan losses	1,000	1,100	750	750	825

Balance at end of period	$3,917	$3,256	$2,722	$2,524	$2,431

Net charge-offs during the period to average loans	0.10%	0.19%	0.24%	0.31%	0.26%
Allowance for loan losses to total loans	1.10%	1.01%	1.02%	1.16%	1.17%
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

Impaired loans are measured based on the present value of the expected future cash flows discounted at the loan’s effective interest rate or the fair value of the collateral if the loan is collateral dependent. The amount of impaired loans is not directly comparable to the amount of nonperforming loans disclosed later in this section. The primary difference between impaired loans and nonperforming loans is that impaired loan recognition considers not only loans 90 days or more past due, restructured loans and nonaccrual loans but also may include identified problem loans other than delinquent loans where it is considered probable that we will not collect all amounts due to us (including both principal and interest) in accordance with the contractual terms of the loan agreement.
The following table sets forth the amount of the Company’s nonperforming assets as of the dates indicated. None of the Company’s loans were troubled debt restructurings.

	At December 31,
	2006	2005	2004	2003	2002
	(dollars in thousands)
Nonaccrual loans	$972	$1,661	$1,171	$847	$1,711
Loans past due 90 days or more and still accruing	41	—	36	29	75

Total nonperforming loans	1,013	1,661	1,207	876	1,786
Other real estate owned	—	—	—	—	125
Other vehicles owned	47	40	33	—	—

Total nonperforming assets	$1,060	$1,701	$1,240	$876	$1,911

Interest income forgone on nonaccrual loans	$53	$39	$25	$51	$148
Interest income recorded on a cash basis on nonaccrual loans	$116	$16	$63	$143	$29
Nonperforming loans to total Loans	0.29%	0.52%	0.45%	0.40%	0.86%
Nonperforming assets to total Assets	0.22%	0.36%	0.30%	0.22%	0.59%
Allowance for loan losses to nonperforming Loans	387%	196%	226%	288%	136%
At December 31, 2006 and 2005, the Company’s recorded investment in loans for which impairment has been recognized totaled $1.0 million and $1.7 million, respectively. The specific allowance for loan losses related to impaired loans was $66,000 and $137,000 at December 31, 2006 and 2005, respectively. The average recorded investment in impaired loans was $1.2 million, $1.3 million and $1.6 million for the years ended December 31, 2006, 2005 and 2004, respectively. In most cases, the Company uses the cash basis method of income recognition for impaired loans. For the years ended December 31, 2006, 2005 and 2004, the Company recognized $116,000, $16,000 and $63,000, respectively, of income on such loans.
It is the policy of management to make additions to the allowance for loan losses so that it remains adequate to absorb the inherent risk of loss in the portfolio. Management believes that the allowance at December 31, 2006 is adequate. However, the determination of the amount of the allowance is judgmental and subject to economic conditions which cannot be predicted with certainty. Accordingly, the Company cannot predict whether charge-offs of loans in excess of the allowance may occur in future periods.
Investment Portfolio and Federal Funds Sold. Total investment securities and Federal funds sold decreased $30.4 million, or 29%, to $74.8 million as of December 31, 2006, down from $105.2 million at December 31, 2005. During 2006 the Company utilized the proceeds from the maturities and calls of investment securities along with advances from the Federal Home Loan Bank to fund its loan growth. This resulted in the Company increasing its net interest margin as it replaced lower yielding investments with loans. The Company intends to continue to fund a portion of its anticipated loan growth in 2007 with funds generated from matured or called investment securities. Since the addition of $45 million in deposits from branch acquisitions in late 2003, the Bank has continued to migrate the original placement of these amounts from short-term investment securities into higher-yielding loan balances.
The composition of the portfolio as of the end of 2006 was fairly consistent with the composition of the portfolio as of the end of 2005. The investment portfolio balances in U.S. Treasuries, U.S. Government agencies, corporate debt securities and municipal obligations comprised 7%, 64%, 10% and 19%, respectively, at December 31, 2006 versus 10%, 66%, 10% and 14%, respectively, at December 31, 2005. The increase in municipal obligations as a percentage of the investment relates to the decrease in shorter maturity investment securities such as U.S. Treasuries and U.S. agency securities. As these securities mature the proceeds where used to primarily to fund growth in the loan portfolio. During 2006 the Company purchased $155,000 of securities while maturities and principal repayments totaled $23.6 million
The Company’s investments in mortgage-backed securities of U.S. Government agencies achieve both an increase in interest income and provide cash flows for liquidity and reinvestment opportunities. At December 31, 2006, total balances in these mortgage-backed securities amounted to $17 million down from $21 million at December 31, 2005. Although these pass-through securities typically have final maturities of between ten and fifteen years, the pass-through nature of the monthly principal and interest payments is expected to significantly reduce the average life of these securities.
Municipal securities provide attractive tax equivalent yields for the Company. Since the majority of the interest earnings on these securities are not taxable for Federal purposes the addition of municipal securities results in a reduction in the effective tax rate of the Company.
The Company classifies its investment securities as available-for-sale or held-to-maturity. The Company’s intent is to hold all securities classified as held-to-maturity until maturity and management believes that it has the ability to do so. Securities classified as available-for-sale may be sold to implement the Company’s asset/liability management strategies and in response to changes in interest rates, prepayment rates and similar factors.
The following tables summarize the values of the Company’s investment securities held on the dates indicated:

	December 31,
Available-for-sale (fair value)	2006	2005	2004
	(dollars in thousands)
U.S. Treasuries	$5,344	$9,823	$10,055
U.S. Government agencies	30,063	43,756	57,083
Corporate debt securities	7,868	9,231	9,501
U.S. Government agency mortgage-backed Securities	17,440	20,951	20,640

Total	$60,715	$83,761	$97,279

	December 31,
Held-to-maturity (amortized cost)	2006	2005	2004
	(dollars in thousands)
U.S. Government agencies		$6	$507
Corporate debt securities		—	500
Municipal obligations	$14,080	14,077	14,966

Total	$14,080	$14,083	$15,973

The following table summarizes the maturities of the Company’s securities at their carrying value and their weighted average yields at December 31, 2006.

(dollars in thousands)			After One Through		After Five Through
Available-for-sale	One Year or Less		Five Years		Ten Years		After Ten Years		Total
(Fair Value)	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
U.S. Treasuries	$1,966	2.73%	$3,378	3.02%	$—	—%	$—	—%	$5,344	2.91%
U.S. Government agencies	21,743	3.26%	8,320	2.87%	—	—%	—	—%	30,063	3.15%
Corporate debt securities	3,996	3.17%	3,872	3.57%	—	—%	—	—%	7,868	3.37%
U.S. Government agency mortgage-backed securities	—	—%	5,688	3.68%	4,332	3.85%	7,420	4.79%	17,440	4.19%

Total	$27,705	3.21%	$21,258	3.24%	$4,332	3.85%	$7,420	4.79%	$60,715	3.46%

Held-to-maturity (Amortized Cost)

Municipal obligations	$588	5.37%	$1,501	5.61%	$8,789	5.52%	$3,202	6.32%	$14,080	5.70%

Deposits. Total deposits were $402.2 million as of December 31, 2006, a decrease of $24.4 million, or 6%, from the December 31, 2005 balance of $426.6 million. Competition for deposit dollars throughout the Company’s service area, both from bank and non-bank sources and a lack of significant deposit growth in the Company’s service area have contributed to this decline in deposits. The Company believes that additional deposits could be generated through aggressive pricing, but has chosen to rely on alternative sources of liquidity to fund additions to its loan portfolio during 2006. The Company continues to manage the mix of its deposits consistent with its identity as a community bank serving the financial needs of its customers. As of December 31, 2006, non-interest bearing demand deposits and interest checking deposits increased to 50.3% of total deposits versus 46.8% at December 31, 2005. Money market and savings deposits decreased to 24.6% of total deposits as of December 31, 2006 compared to 30.0% as of December 31, 2005. Time deposits increased to 25.1% of total deposits as of December 31, 2006 compared to 23.2% at December 31, 2005.
While the Company has experienced an overall decline in deposits, its’ Money Fund Plu$ checking account, introduced in September 2005, has been very successful in generating interest bearing checking deposits. This account is intended to pay rates comparable to those available on a typical brokerage account. Since its introduction, there has been significant growth in the total Money Fund Plu$ balances with an increase of $21.6 million in 2006 and balances at December 31, 2006 of $42.9 million.
Deposits represent the Bank’s primary source of funds. Deposits are primarily core deposits in that they are demand, savings and time deposits generated from local businesses and individuals. These sources are considered to be relatively stable, long-term relationships thereby enhancing steady growth of the deposit base without major fluctuations in overall deposit balances. The Company experiences, to a small degree, some seasonality with the slower growth period between November through April, and the higher growth period from May through October. In order to assist in meeting any funding demands, the Company maintains unsecured borrowing arrangements with several correspondent banks in addition to a secured borrowing arrangement with the Federal Home Loan Bank for longer more permanent funding needs. The Company does not accept brokered deposits.
The following chart sets forth the distribution of the Company’s average daily deposits for the periods indicated.

	2006		2005		2004
	Average		Average		Average
	Balance	Rate %	Balance	Rate %	Balance	Rate %
	(dollars in thousands)
Non-interest-bearing deposits	$125,202		$124,568		$105,841

Interest-bearing deposits:
Interest bearing demand deposits	80,685	1.85%	48,577	0.40%	44,244	0.13%
Money market accounts	56,496	1.17%	64,025	1.17%	65,026	0.75%
Savings	59,802	0.71%	67,702	0.66%	64,472	0.45%
Time deposits	93,515	3.54%	93,946	2.73%	93,684	1.88%

Total interest bearing deposits	290,498	2.03%	274,250	1.49%	267,426	0.97%

Total deposits	$415,700	1.42%	$398,818	1.03%	$373,267	0.70%

The Company’s time deposits of $100,000 or more had the following schedule of maturities at December 31, 2006:

Amount
(dollars in thousands)
Remaining Maturity:
Three months or less	$7,672
Over three months to six months	11,338
Over six months to 12 months	10,844
Over 12 months	7,009

Total	$36,863

Time deposits of $100,000 or more are generally from the Company’s local business and individual customer base. The potential impact on the Company’s liquidity from the withdrawal of these deposits is discussed at the Company’s asset and liability management committee meetings, and is considered to be minimal.
Capital Resources
Shareholders’ Equity. Shareholders’ equity as of December 31, 2006 increased $4.7 million, or 15%, to $35.8 million from $31.1 million as of December 31, 2005. This increase was due to the retention of current period earnings of $5.2 million and, to a lesser extent, the net funds received from key employees and directors exercising their stock options totaling $242,000, stock-based compensation expense of $174,000 and a decrease in unrealized losses on available-for-sale investment securities of $399,000. Partially offsetting these increases were two cash dividends totaling $1.3 million paid during 2006.
Capital Standards. An increase in the Company’s capital ratios during 2006 was attributed to increase in shareholders’ equity described above while the level of risk weighted assets remained fairly consistent.
The Company uses a variety of measures to evaluate its capital adequacy, with risk-based capital ratios calculated separately for the Company and the Bank. Management reviews these capital measurements on a monthly basis and takes appropriate action to ensure that they are within established internal and external guidelines. The Company’s current capital position exceeds minimum thresholds established by industry regulators, and by current regulatory definitions the Bank is well capitalized, the highest rating of the categories defined under Federal Deposit Insurance Corporation Improvement Act (FDICIA) of 1991. The FDIC has promulgated risk-based capital guidelines for all state non-member banks such as the Bank. These guidelines establish a risk-adjusted ratio relating capital to different categories of assets and off-balance sheet exposures. There are two categories of capital under the guidelines: Tier 1 capital includes common stockholders’ equity, and qualifying trust-preferred securities (including notes payable to unconsolidated special purpose entities that issue trust-preferred securities), less goodwill and certain other deductions, notably the unrealized net gains or losses (after tax adjustments) on available for sale investment securities carried at fair market value; Tier 2 capital can include qualifying subordinated debt and the allowance for loan and lease losses, subject to certain limitations.
As noted previously, the Company’s junior subordinated debentures represent borrowings from its unconsolidated subsidiaries that have issued an aggregate $10 million in trust-preferred securities. These trust-preferred securities currently qualify for inclusion as Tier 1 capital for regulatory purposes as they do not exceed 25% of total Tier 1 capital, but are classified as long-term debt in accordance with GAAP. On March 1, 2005, the Federal Reserve Board adopted a final rule that allows the continued inclusion of trust-preferred securities (and/or related subordinated debentures) in the Tier I capital of bank holding companies. However, under the final rule, after a five-year transition period goodwill must be deducted from Tier I capital prior to calculating the 25% limitation. Generally, the amount of junior subordinated debentures in excess of the 25% Tier 1 limitation is included in Tier 2 capital.

The following tables present the capital ratios for the Company and the Bank compared to the standards for bank holding companies and the regulatory minimum requirements for depository institutions as of December 31, 2006 and 2005 (amounts in thousands except percentage amounts).

	December 31, 2006		December 31, 2005
	Amount	Ratio	Amount	Ratio

Tier 1 Leverage Ratio
Plumas Bancorp and Subsidiary	$45,206	9.5%	$40,589	8.5%
Minimum regulatory requirement	18,955	4.0%	19,013	4.0%
Plumas Bank	44,094	9.3%	37,611	7.8%
Minimum requirement for “Well-Capitalized” institution	23,669	5.0%	24,060	5.0%
Minimum regulatory requirement	18,935	4.0%	19,248	4.0%

Tier 1 Risk-Based Capital Ratio
Plumas Bancorp and Subsidiary	45,206	10.9%	40,589	10.3%
Minimum regulatory requirement	16,610	4.0%	15,780	4.0%
Plumas Bank	44,094	10.6%	37,611	9.6%
Minimum requirement for “Well-Capitalized” institution	24,885	6.0%	23,635	6.0%
Minimum regulatory requirement	16,590	4.0%	15,757	4.0%

Total Risk-Based Capital Ratio
Plumas Bancorp and Subsidiary	49,123	11.8%	43,845	11.1%
Minimum regulatory requirement	33,221	8.0%	31,560	8.0%
Plumas Bank	48,011	11.6%	40,867	10.4%
Minimum requirement for “Well-Capitalized” institution	41,475	10.0%	39,392	10.0%
Minimum regulatory requirement	33,180	8.0%	31,514	8.0%
The current and projected capital positions of the Company and the Bank and the impact of capital plans and long-term strategies are reviewed regularly by management. The Company policy is to maintain the Bank’s ratios above the prescribed well-capitalized leverage, Tier 1 risk-based and total risk-based capital ratios of 5%, 6% and 10%, respectively, at all times.
Off-Balance Sheet Arrangements
Loan Commitments. In the normal course of business, there are various commitments outstanding to extend credits that are not reflected in the financial statements. Commitments to extend credit and letters of credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Annual review of commercial credit lines, letters of credit and ongoing monitoring of outstanding balances reduces the risk of loss associated with these commitments. As of December 31, 2006, the Company had $101.8 million in unfunded loan commitments and $600 thousand in letters of credit. Of the $101.8 million in unfunded loan commitments, $62.8 million and $39.0 million represented commitments to commercial and consumer customers, respectively. Of the total unfunded commitments at December 31, 2006, $65.6 million were secured by real estate, of which $38.5 million was secured by commercial real estate and $27.1 million was secured by residential real estate in the form of equity lines of credit. The commercial loan commitments not secured by real estate primarily represent business lines of credit, while the consumer loan commitments not secured by real estate primarily represent revolving credit card lines. Since, some of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessary represent future cash requirements.

Operating Leases. The Company leases two depository branches as well as two lending offices and five automated teller machine locations used in the normal course of business throughout the Company’s service area.
Total rental expenses under all operating leases, including premises, totaled $221,000, $242,000 and $264,000, in 2006, 2005 and 2004 respectively. The expiration dates of the leases vary, with the first such lease expiring during 2007 and the last such lease expiring during 2009.
Contractual Obligations and Commitments
The Company’s contractual obligations and commitments are comprised of the junior subordinated deferrable interest debentures and operating lease obligations, salary continuation plans and a mortgage for various banking facilities. As of December 31, 2006, future contractual obligations of the Company are as follows:

	Contractual Obligations Due by Period
(dollars in thousands)	Total	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years

Long-term debt obligations:
Junior subordinated deferrable Interest debentures	$10,310	$—	$—	$—	$10,310
Operating lease obligations	235	164	71	—	—
Other long-term liabilities:
Salary continuation	2,822	35	84	106	2,597
Branch mortgage	63	10	21	25	7

Total contractual liabilities	$13,430	$209	$176	$131	$12,914

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
The Company has unsecured short-term borrowing agreements with two of its correspondent banks in the amounts of $10 million and $5 million. In addition, the Company can borrow up to $93.3 million from the Federal Home Loan Bank secured by commercial and residential mortgage loans. Short-term borrowings at December 31, 2006 consisted of $20,000,000 in Federal Home Loan Bank advances which are normally purchased for one day periods. There were no short-term borrowings outstanding at December 31, 2005, and there was a $1 million short-term borrowing outstanding at December 31, 2004.
Customer deposits are the Company’s primary source of funds. Total deposits were $402.2 million as of December 31, 2006, a decrease of $24.4 million, or 6%, from the December 31, 2005 balance of $426.6 million. Those funds are held in various forms with varying maturities. The Company does not accept brokered deposits. The Company’s securities portfolio, Federal funds sold, Federal Home Loan Bank advances, and cash and due from banks serve as the primary sources of liquidity, providing adequate funding for loans during periods of high loan demand. During periods of decreased lending, funds obtained from the maturing or sale of investments, loan payments, and new deposits are invested in short-term earning assets, such as Federal funds sold and investment securities, to serve as a source of funding for future loan growth. Management believes that the Company’s available sources of funds, including short-term borrowings, will provide adequate liquidity for its operations in the foreseeable future.

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
Net Interest Income Simulation. In order to measure interest rate risk at December 31, 2006, the Company used a simulation model to project changes in net interest income that result from forecasted changes in interest rates. This analysis which is performed quarterly by management, calculates the difference between net interest income forecasted using a rising and falling interest rate scenario and net interest income forecast using a base market interest rate derived from the current treasury yield curve. The income simulation model includes various assumptions regarding the repricing relationships for each of the Company’s products. Many of the Company’s assets are floating rate loans, which are assumed to reprice immediately and to the same extent as the change in market rates according to their contracted index. Some loans and investment vehicles include the opportunity of prepayment (imbedded options) and accordingly the simulation model uses national indexes to estimate these prepayments and reinvest their proceeds at current yields. The Company’s non-term deposit products reprice more slowly, usually changing less than the change in market rates and at the discretion of the Company.
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
The following table reflects the Company’s projected net interest income sensitivity analysis based on year-end data:

	December 31, 2006		December 31, 2005
	Adjusted Net	Percent	Adjusted Net	Percent
	Interest Income	Change	Interest Income	Change
Change in Rates	(in thousands)	From Base	(in thousands)	From Base

Up 300 basis points	$28,996	14.8%	$27,408	18.1%
Up 200 basis points	27,724	9.8%	25,965	11.9%
Up 100 basis points	26,477	4.8%	24,568	5.9%
Base scenario	25,258	—%	23,206	—%
Down 100 basis points	24,051	-4.8%	21,855	-5.8%
Down 200 basis points	22,853	-9.5%	20,536	-11.5%
Down 300 basis points	21,664	-14.2%	19,233	-17.1%
For the rising and falling interest rate scenarios, the base market interest rate forecast was increased or decreased, on an instantaneous and sustained basis, by 100, 200 and 300 basis points. At December 31, 2006, the Company’s net interest income exposure related to these hypothetical changes in market interest rate was within the current guidelines established by the Company.
Unaudited Quarterly Statement of Operations Data

	Q4	Q3	Q2	Q1	Q4	Q3	Q2	Q1
	2006	2006	2006	2006	2005	2005	2005	2005
	(dollars in thousands)
Net interest income	$5,877	$5,741	$5,519	$5,391	$5,541	$5,399	$5,027	$4,737
Provision for loan losses	100	300	300	300	200	300	300	300
Non-interest income	1,306	1,393	1,348	1,112	1,354	1,306	1,110	1,109
Non-interest expense	4,958	4,580	4,441	4,310	4,615	4,414	4,125	4,201

Income before income taxes	2,125	2,254	2,126	1,893	2,080	1,991	1,712	1,345
Income taxes	804	858	816	718	780	743	629	448

Net income	$1,321	$1,396	$1,310	$1,175	$1,300	$1,248	$1,083	$897

Per share:
Basic earnings per share	$0.26	$0.28	$0.26	$0.24	$0.26	$0.25	$0.22	$0.19
Diluted earnings per share	$0.26	$0.27	$0.26	$0.23	$0.25	$0.24	$0.22	$0.18

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
The following consolidated financial statements of Plumas Bancorp and subsidiary, and independent auditor’s report included in the Annual Report of Plumas Bancorp to its shareholders for the years ended December 31, 2006, 2005 and 2004.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Shareholders and Board of Directors
Plumas Bancorp and Subsidiary
     We have audited the accompanying consolidated balance sheet of Plumas Bancorp and subsidiary (the “Company”) as of December 31, 2006 and 2005 and the related consolidated statements of income, changes in shareholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2006. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
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
     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Plumas Bancorp and subsidiary as of December 31, 2006 and 2005 and the consolidated results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2006, in conformity with accounting principles generally accepted in the United States of America.
     We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Plumas Bancorp and subsidiary’s internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 12, 2007 expressed an unqualified opinion on management’s assessment of the effectiveness of Plumas Bancorp’s internal control over financial reporting and an unqualified opinion on the effectiveness of Plumas Bancorp’s internal control over financial reporting.
/s/ PERRY-SMITH LLP
Sacramento, California
March 12, 2007

PLUMAS BANCORP AND SUBSIDIARY
CONSOLIDATED BALANCE SHEET
December 31, 2006 and 2005

	2006	2005
ASSETS
Cash and due from banks	$11,293,000	$17,271,000
Federal funds sold	—	7,325,000

Cash and cash equivalents	11,293,000	24,596,000

Investment securities (Note 3)	74,795,000	97,844,000
Loans, less allowance for loan losses of $3,917,000 in 2006 and $3,256,000 in 2005 (Notes 4, 7, 9 and 13)	351,977,000	319,156,000
Premises and equipment, net (Note 5)	15,190,000	11,404,000
Intangible assets, net (Note 17)	1,337,000	1,638,000
Bank owned life insurance (Note 14)	9,449,000	8,930,000
Accrued interest receivable and other assets (Note 12)	9,198,000	9,235,000

Total assets	$473,239,000	$472,803,000

LIABILITIES AND SHAREHOLDERS’ EQUITY

Deposits:
Non-interest bearing	$121,464,000	$129,734,000
Interest bearing (Note 6)	280,712,000	296,826,000

Total deposits	402,176,000	426,560,000

Short-term borrowings (Note 7)	20,000,000	—
Accrued interest payable and other liabilities	4,901,000	4,796,000
Junior subordinated deferrable interest debentures (Note 8)	10,310,000	10,310,000

Total liabilities	437,387,000	441,666,000

Commitments and contingencies (Note 9)

Shareholders’ equity (Note 10):
Serial preferred stock — no par value; 10,000,000 shares authorized; none issued	—	—
Common stock — no par value; 22,500,000 shares authorized; issued and outstanding – 5,023,205 shares in 2006 and 4,976,654 shares in 2005	4,828,000	4,412,000
Retained earnings	31,716,000	27,816,000
Accumulated other comprehensive loss (Notes 3 and 15)	(692,000)	(1,091,000)

Total shareholders’ equity	35,852,000	31,137,000

Total liabilities and shareholders’ equity	$473,239,000	$472,803,000

The accompanying notes are an integral
part of these consolidated financial statements.

PLUMAS BANCORP AND SUBSIDIARY
CONSOLIDATED STATEMENT OF INCOME
For the Years Ended December 31, 2006, 2005 and 2004

	2006	2005	2004
Interest income:
Interest and fees on loans	$26,272,000	$21,955,000	$16,464,000
Interest on investment securities:
Taxable	2,516,000	2,787,000	3,044,000
Exempt from Federal income taxes	531,000	537,000	439,000
Interest on Federal funds sold	164,000	218,000	163,000

Total interest income	29,483,000	25,497,000	20,110,000

Interest expense:
Interest on deposits	5,887,000	4,092,000	2,600,000
Interest on short-term borrowings (Note 7)	257,000	222,000	9,000
Interest on junior subordinated deferrable interest debentures (Note 8)	810,000	479,000	305,000

Total interest expense	6,954,000	4,793,000	2,914,000

Net interest income before provision for loan losses	22,529,000	20,704,000	17,196,000

Provision for loan losses (Note 4)	1,000,000	1,100,000	750,000

Net interest income after provision for loan losses	21,529,000	19,604,000	16,446,000

Non-interest income:
Service charges	3,676,000	3,458,000	3,297,000
Gain on sale of loans	42,000	45,000	94,000
(Loss) gain on sale of available-for- sale investment securities, net (Notes 3 and 15)	—	(8,000)	235,000
Earnings on Bank owned life insurance policies (Note 14)	393,000	355,000	415,000
Other	1,048,000	1,223,000	1,058,000

Total non-interest income	5,159,000	5,073,000	5,099,000

(Continued)

PLUMAS BANCORP AND SUBSIDIARY
CONSOLIDATED STATEMENT OF INCOME
(Continued)
For the Years Ended December 31, 2006, 2005 and 2004

	2006	2005	2004
Non-interest expenses:
Salaries and employee benefits (Notes 4 and 14)	$10,043,000	$9,514,000	$8,831,000
Occupancy and equipment (Notes 5 and 9)	3,323,000	3,070,000	2,713,000
Other (Note 11)	4,924,000	4,965,000	4,354,000

Total non-interest expenses	18,290,000	17,549,000	15,898,000

Income before provision for income taxes	8,398,000	7,128,000	5,647,000

Provision for income taxes (Note 12)	3,196,000	2,600,000	2,001,000

Net income	$5,202,000	$4,528,000	$3,646,000

Basic earnings per share (Note 10)	$1.04	$0.92	$0.75

Diluted earnings per share (Note 10)	$1.02	$0.89	$0.73

The accompanying notes are an integral
part of these consolidated financial statements.

PLUMAS BANCORP AND SUBSIDIARY
CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY
For the Years Ended December 31, 2006, 2005 and 2004

				Accumulated
				Other
	Common Stock			Comprehensive	Total	Total
			Retained	(Loss) Income	Shareholders’	Comprehensive
	Shares	Amount	Earnings	(Net of Taxes)	Equity	Income
Balance, January 1, 2004	4,863,040	$3,945,000	$21,638,000	$166,000	$25,749,000

Comprehensive income (Note 15):
Net income			3,646,000		3,646,000	$3,646,000
Other comprehensive loss, net of tax:
Net change in unrealized gains (losses) on available-for-sale investment securities (Note 3)				(658,000)	(658,000)	(658,000)

Total comprehensive income						$2,988,000

Cash dividends — $0.19 per share			(914,000)		(914,000)
Retirement of common stock in connection with the exercise of stock options (Note 10)	(13,461)	(176,000)			(176,000)
Stock options exercised and related tax benefit (Note 10)	51,618	244,000			244,000

Balance, December 31, 2004	4,901,197	4,013,000	24,370,000	(492,000)	27,891,000
Comprehensive income (Note 15):
Net income			4,528,000		4,528,000	$4,528,000
Other comprehensive loss, net of tax:
Net change in unrealized losses on available-for-sale investment securities (Note 3)				(599,000)	(599,000)	(599,000)

Total comprehensive income						$3,929,000

Cash dividends — $0.22 per share			(1,082,000)		(1,082,000)
Retirement of common stock in connection with the exercise of stock options (Note 10)	(6,904)	(105,000)			(105,000)
Stock options exercised and related tax benefit (Note 10)	82,608	512,000			512,000
Fractional shares repurchased as a result of three-for-two stock split	(247)	(8,000)			(8,000)

Balance, December 31, 2005	4,976,654	4,412,000	27,816,000	(1,091,000)	31,137,000

(Continued)

PLUMAS BANCORP AND SUBSIDIARY
CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY
(Continued)
For the Years Ended December 31, 2006, 2005 and 2004

				Accumulated
				Other
				Comprehensive	Total	Total
	Common Stock		Retained	(Loss) Income	Shareholders’	Comprehensive
	Shares	Amount	Earnings	(Net of Taxes)	Equity	Income
Balance, December 31, 2005	4,976,654	4,412,000	27,816,000	(1,091,000)	31,137,000

Comprehensive income (Note 15):
Net income			5,202,000		5,202,000	$5,202,000
Other comprehensive loss, net of tax:
Net change in unrealized losses on available-for-sale investment securities (Note 3)				399,000	399,000	399,000

Total comprehensive income						$5,601,000

Cash dividends — $0.26 per share			(1,302,000)		(1,302,000)
Retirement of common stock in connection with the exercise of stock options (Note 10)	(21,255)	(417,000)			(417,000)
Stock options exercised and related tax benefit (Note 10)	67,806	659,000			659,000
Stock-based compensation expense		174,000			174,000

Balance, December 31, 2006	5,023,205	$4,828,000	$31,716,000	$(692,000)	$35,852,000

	2006	2005	2004
Disclosure of reclassification amount, net of taxes (Note 15):

Unrealized holding gain (losses) arising during the year	$399,000	$(604,000)	$(523,000)
Reclassification adjustment for (losses) gains included in net income	—	(5,000)	135,000

Net unrealized gain (losses) on available-for-sale investment securities	$399,000	$(599,000)	$(658,000)

The accompanying notes are an integral
part of these consolidated financial statements.

PLUMAS BANCORP AND SUBSIDIARY
CONSOLIDATED STATEMENT OF CASH FLOWS
For the Years Ended December 31, 2006, 2005 and 2004

	2006	2005	2004
Cash flows from operating activities:
Net income	$5,202,000	$4,528,000	$3,646,000
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	1,000,000	1,100,000	750,000
Change in deferred loan origination costs/fees, net	(416,000)	(1,026,000)	(270,000)
Stock-based compensation expense	174,000
Depreciation and amortization	2,171,000	2,076,000	1,625,000
Net loss (gain) on sale of available-for-sale investment securities		8,000	(235,000)
Amortization of investment security premiums	387,000	633,000	918,000
Accretion of investment security discounts	(89,000)	(72,000)	(87,000)
Net loss (gain) on sale of premises and equipment		2,000	(4,000)
Net loss (gain) on sale of other real estate		15,000	(141,000)
Net loss on judgement receivable			53,000
Net (gain) loss on sale of other vehicles owned	(23,000)	28,000	22,000
Writedown of other real estate to fair value			18,000
Net decrease in loans held for sale			276,000
Earnings on bank owned life insurance policies	(393,000)	(355,000)	(415,000)
Expenses on bank owned life insurance policies	74,000	68,000	66,000
Increase in accrued interest receivable and other assets	(41,000)	(215,000)	(217,000)
Increase in accrued interest payable and other liabilities	105,000	1,021,000	2,217,000
Provision for deferred income taxes	(456,000)	34,000	82,000

Net cash provided by operating activities	7,695,000	7,845,000	8,304,000

(Continued)

PLUMAS BANCORP AND SUBSIDIARY
CONSOLIDATED STATEMENT OF CASH FLOWS
(Continued)
For the Years Ended December 31, 2006, 2005 and 2004

	2006	2005	2004
Cash flows from investing activities:

Proceeds from matured and called available- for-sale investment securities	$19,931,000	$16,000,000	$2,355,000
Proceeds from matured and called held-to- maturity investment securities		1,801,000	15,320,000
Proceeds from sale of available-for-sale investment securities		1,992,000	36,309,000
Purchases of available-for-sale investment securities		(9,688,000)	(47,147,000)
Purchases of held-to-maturity investment securities	(155,000)		(8,827,000)
Proceeds from principal repayments from available-for-sale government-guaranteed mortgage-backed securities	3,521,000	3,572,000	2,722,000
Proceeds from principal repayments from held-to-maturity government-guaranteed mortgage-backed securities	134,000	143,000	181,000
Net increase in loans	(33,831,000)	(55,527,000)	(49,745,000)
Proceeds from sale of other real estate and vehicles	211,000	284,000	890,000
Proceeds from the sale of premises and equipment	8,000	6,000
Purchases of premises and equipment	(5,173,000)	(3,394,000)	(809,000)
Purchase of bank owned life insurance	(200,000)	(281,000)

Net cash used in investing activities	(15,554,000)	(45,092,000)	(48,751,000)

Cash flows from financing activities:
Net (decrease) increase in demand, interest-bearing and savings deposits	$(26,025,000)	$43,443,000	$21,535,000
Net increase in time deposits	1,641,000	4,550,000	1,190,000
Net increase (decrease) in short-term borrowings	20,000,000	(1,035,000)
Proceeds from exercise of stock options	181,000	407,000	68,000
Cash paid for fractional shares		(8,000)
Excess tax benefits from stock-based compensation	61,000
Proceeds from the issuance of junior subordinated deferrable interest debentures		4,124,000
Payment of cash dividends	(1,302,000)	(1,082,000)	(914,000)

Net cash (used in) provided by financing activities	(5,444,000)	50,399,000	21,879,000

(Decrease) increase in cash and cash equivalents	(13,303,000)	13,152,000	(18,568,000)

Cash and cash equivalents at beginning of year	24,596,000	11,444,000	30,012,000

Cash and cash equivalents at end of year	$11,293,000	$24,596,000	$11,444,000

(Continued)

PLUMAS BANCORP AND SUBSIDIARY
CONSOLIDATED STATEMENT OF CASH FLOWS
(Continued)
For the Years Ended December 31, 2006, 2005 and 2004

	2006	2005	2004
Supplemental disclosure of cash flow information:

Cash paid during the year for:
Interest expense	$6,882,000	$4,581,000	$2,881,000
Income taxes	$3,370,000	$2,805,000	$1,612,000

Non-cash investing activities:
Real estate acquired through foreclosure			$145,000
Vehicles acquired through repossession	$196,000	$228,000	$92,000
Reclassification of loans to other assets	$230,000
Net change in unrealized loss on available-for-sale investment securities	$679,000	$(1,019,000)	$(1,122,000)

Non-cash financing activities:
Common stock retired in connection with the exercise of stock options	$417,000	$105,000	$176,000
The accompanying notes are an integral
part of these consolidated financial statements.

PLUMAS BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1.	THE BUSINESS OF PLUMAS BANCORP

During 2002, Plumas Bancorp (the “Company”) was incorporated as a bank holding company for the purpose of acquiring Plumas Bank (the “Bank”) in a one bank holding company reorganization. This corporate structure gives the Company and the Bank greater flexibility in terms of operation expansion and diversification. The Company formed Plumas Statutory Trust I (“Trust I”) for the sole purpose of issuing trust preferred securities on September 26, 2002. The Company formed Plumas Statutory Trust II (“Trust II”) for the sole purpose of issuing trust preferred securities on September 28, 2005.

The Bank operates twelve branches in California, including branches in Alturas, Chester, Fall River Mills, Greenville, Kings Beach, Loyalton, Portola, Quincy, Susanville, Tahoe City, Truckee and Westwood. During the fourth quarter of 2006 the Bank opened a commercial lending office in Reno, Nevada. The Bank’s deposits are insured by the Federal Deposit Insurance Corporation (FDIC) up to applicable legal limits. The Bank’s primary source of revenue is generated from providing loans to customers who are predominately small and middle market businesses and individuals residing in the surrounding areas.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Consolidation and Basis of Presentation

The consolidated financial statements include the accounts of the Company and the consolidated accounts of its wholly-owned subsidiary, Plumas Bank. All significant intercompany balances and transactions have been eliminated.

Plumas Statutory Trust I and Trust II are not consolidated into the Company’s consolidated financial statements and, accordingly, are accounted for under the equity method. The Company’s investment in Trust I of $235,000 and Trust II of $134,000 are included in accrued interest receivable and other assets on the consolidated balance sheet. The junior subordinated deferrable interest debentures issued and guaranteed by the Company and held by Trust I and Trust II are reflected as debt on the consolidated balance sheet.

The accounting and reporting policies of Plumas Bancorp and subsidiary conform with accounting principles generally accepted in the United States of America and prevailing practices within the banking industry.

Reclassifications

Certain reclassifications have been made to prior years’ balances to conform to classifications used in 2006.

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

Cash and Cash Equivalents

For the purpose of the statement of cash flows, cash and due from banks and Federal funds sold are considered to be cash equivalents. Generally, Federal funds are sold for one day periods. Cash held with other federally insured institutions in excess of FDIC limits as of December 31, 2006 was $84,000.

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
Management determines the appropriate classification of its investments at the time of purchase and may only change the classification in certain limited circumstances. All transfers between categories are accounted for at fair value. As of December 31, 2006 and 2005 the Company did not have any investment securities classified as trading and there were no transfers between categories during 2006 or 2005.

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

Investment in Federal Home Loan Bank Stock

As a member of the Federal Home Loan Bank System, the Bank is required to maintain an investment in the capital stock of the Federal Home Loan Bank. The investment is carried at cost. At December 31, 2006 and 2005, Federal Home Loan Bank stock totaled $2,103,000 and $2,000,000, respectively. On the consolidated balance sheet, Federal Home Loan Bank stock is included in accrued interest receivable and other assets.

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

Loans Held for Sale, Loan Sales and Servicing (Continued)

Government Guaranteed Loans

Included in the portfolio are loans which are 75% to 90% guaranteed by the Small Business Administration (SBA), US Department of Agriculture Rural Business Cooperative Service (RBS) and Farm Services Agency (FSA). The guaranteed portion of these loans may be sold to a third party, with the Bank retaining the unguaranteed portion. The Company can receive a premium in excess of the adjusted carrying value of the loan at the time of sale. The Company may be required to refund a portion of the sales premium if the borrower defaults or prepays within ninety days of the settlement date. At December 31, 2006, the premiums and guaranteed portion of these sold loans subject to these recourse provisions was not significant. During 2006, 2005 and 2004 the Company was not required to refund any significant amounts of sales premiums related to the loans sold.

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

Mortgage Loans

The Company originates mortgage loans that are either held in the Company’s loan portfolio or sold in the secondary market. Loans held-for-sale are carried at the lower of cost or market value. Market value is determined by the specific identification method as of the balance sheet date or the date which the purchasers have committed to purchase the loans. At the time the loan is sold, the related right to service the loan is either retained, with the Bank earning future servicing income, or released in exchange for a one-time servicing-released premium. Loans subsequently transferred to the loan portfolio are transferred at the lower of cost or market value at the date of transfer. Any difference between the carrying amount of the loan and its outstanding principal balance is recognized as an adjustment to yield by the interest method. The Company did not have any loans held for sale at December 31, 2006 or 2005.

The Company may be required to refund a portion of the premiums and repurchase a portion of the loans that are sold if the borrower defaults within one hundred and eighty days of the settlement date. At December 31, 2006, there were no premiums on sold loans subject to these recourse provisions. During 2006, 2005 and 2004 the Company was not required to refund any significant amounts of sales premiums related to the loans sold.

PLUMAS BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Loans Held for Sale, Loan Sales and Servicing (Continued)

Mortgage Loans (Continued)

The Company serviced loans for the Federal National Mortgage Association (FNMA) totaling $6,388,000 and $8,229,000 as of December 31, 2006 and 2005, respectively.

Participation Loans

The Company also serviced loans which it has participated with other financial institutions totaling $2,910,000 and $1,516,000 as of December 31, 2006 and 2005, respectively.

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

Loans (Continued)

recognized as an impairment. The Company may not “carry over” or create a valuation allowance in the initial accounting for loans acquired under these circumstances. At December 31, 2006 and 2005, there were no such loans being accounted for under this policy.

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

The allowance is established through a provision for loan losses which is charged to expense. Additions to the allowance are expected to maintain the adequacy of the total allowance after credit losses and loan growth. The allowance for loan losses at December 31, 2006 and 2005, respectively, reflects management’s estimate of probable losses in the portfolio.

Allowance for Losses Related to Undisbursed Commitments

The Company maintains a separate allowance for losses related to undisbursed loan commitments. Management estimates the amount of probable losses by applying a loss reserve factor to the unused portion of undisbursed lines of credit. The allowance totaled $55,000 and $40,000 at December 31, 2006 and 2005, respectively and is included in accrued interest payable and other liabilities in the consolidated balance sheet.

Other Real Estate

The Company had no other real estate holdings and no investment in real estate acquired in full or partial settlement of loan obligations at December 31, 2006 and 2005. When property is acquired, any excess of the Bank’s recorded investment in the loan balance and accrued interest income over the estimated fair market value of the property

PLUMAS BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Other Real Estate (Continued)

against the allowance for loan losses. A valuation allowance for losses on other real estate is maintained to provide for temporary declines in value.

The allowance is established through a provision for losses on other real estate which is included in other expenses. Subsequent gains or losses on sales or write-downs resulting from permanent impairment are recorded in other income or expenses as incurred.

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

Intangible Assets

Intangible assets consist of core deposit intangibles related to branch acquisitions and are amortized using the straight-line method over ten years. The Company evaluates the recoverability and remaining useful life annually to determine whether events or circumstances warrant a revision to the intangible asset or the remaining period of amortization.

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

Stock-Based Compensation

At December 31, 2006, the Company had two shareholder approved stock-based compensation plans, the Plumas Bank 2001 and 1991 Stock Option Plans (the “Plans”) which are described more fully in Note 10. On January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123 (R), Share-Based Payment (“SFAS 123 (R)”), using the modified prospective application transition method, which requires recognition of expense for options granted prior to the adoption date equal to the fair value of the unvested amounts over their remaining vesting period based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123 Accounting for Stock Based Compensation and compensation cost for all share based payments granted subsequent to January 1, 2006 based on the grant date fair values estimated in accordance with the provisions of SFAS 123 (R). The Company applied the alternative transition method in calculating its pool of excess tax benefits available to absorb future tax deficiencies as provided by FSP FAS 123(R)-3, Transition Election Related to Accounting for the Tax Effects of Share-Based Payment Awards. Results for prior periods have not been restated. Prior to January 1, 2006, the Company accounted for the Plans under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. No stock-based compensation cost was recorded prior to January 1, 2006, as all options granted under these Plans had an exercise price equal to the market value of the underlying common stock on the date of the grant.

As a result of adopting SFAS 123 (R), the Company’s income before provision for income taxes and net income for the year ended December 31, 2006 was $174,000 and $154,000, respectively, lower than if the Company had continued to account for share-based compensation under APB 25. Basic and diluted earnings per share for the year ended December 31, 2006 would have been $1.07 and $1.05, respectively, without the adoption of SFAS 123 (R) compared to $1.04 and $1.02, respectively, as reported.

In accordance with SFAS 123 (R), beginning in 2006 the Company has presented excess tax benefits from the exercise of stock-based compensation awards as a financing activity in the consolidated statement of cash flows.

PLUMAS BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)
Stock-Based Compensation (Continued)
The following table illustrates the pro forma SFAS 123 adjustment on consolidated net income and earnings per share had the Company recorded compensation expense in accordance with SFAS 123 for the years ended December 31, 2005 and 2004:

	2005	2004
Net income, as reported	$4,528,000	$3,646,000
Deduct: Total stock-based compensation expense determined under the fair value based method for all awards, net of related tax effects	177,000	144,000

Pro forma net income	$4,351,000	$3,502,000

Basic earnings per share — as reported	$.92	$.75
Basic earnings per share — pro forma	$.88	$.72
Diluted earnings per share — as reported	$.89	$.73
Diluted earnings per share — pro forma	$.86	$.71
The Company determines the fair value of the options previously granted on the date of grant using a Black-Scholes option pricing model that uses assumptions based on expected option life, expected stock volatility and the risk-free interest rate. The expected volatility assumptions used by the Company are based on the historical volatility of the Company’s common stock over the most recent period commensurate with the estimated expected life of the Company’s stock options. The Company bases its expected life assumption on its historical experience and on the terms and conditions of the stock options it grants to employees. The risk-free rate is based on the U.S. Treasury yield curve for the periods within the contractual life of the options in effect at the time of the grant. The Company also makes assumptions regarding estimated forfeitures that will impact the total compensation expenses recognized under the Plans.
The fair value of each option is estimated on the date of grant using the following assumptions.

	2006	2005	2004
Expected life of stock options	5 years	5 years	5 years
Interest rate—stock options	4.67%	4.14%	3.46%
Volatility—stock options	21.4%	30.53%	51.54%
Dividend yields	1.40%	1.48%	1.44%
Weighted-average fair value of options granted during the year	$4.56	$4.77	$5.09

PLUMAS BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

Accounting for Uncertainty in Income Taxes

In July 2006, the FASB issued Financial Accounting Standards Interpretation No. 48 (FIN 48), Accounting for Uncertainty in Income Taxes –An Interpretation of FASB Statement No. 109.. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. FIN 48 prescribes a recognition threshold and measurement standard for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosures and transitions. FIN 48 is effective for fiscal years beginning after December 15, 2006.

The Company presently recognizes income tax positions based on management’s estimate of whether it is reasonably possible that a liability has been incurred for unrecognized income tax benefits by applying FASB Statement No. 5, Accounting for Contingencies.

The provisions of FIN 48 will be effective for the Company on January 1, 2007 and are to be applied to all tax positions upon initial application of this standard. Only tax positions that meet the more-likely-than-not recognition threshold at the effective date may be recognized or continue to be recognized upon adoption.

The cumulative effect of applying the provisions of FIN 48, if any, will be reported as an adjustment to the opening balance of retained earnings for the fiscal year of adoption.
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

Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements

In September 2006, the FASB ratified the consensuses reached by the Task Force on Issue No. 06-4 (EITF 06-4), Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements. A question arose when an employer enters into an endorsement split-dollar life insurance arrangement related to whether the employer should recognize a liability for the future benefits or premiums to be provided to the employee. EITF 06-4 indicates that an employer should recognize a liability for future benefits and that a liability for the benefit obligation has not been settled through the purchase of an endorsement type policy. An entity should apply the provisions of EITF 06-4 either through a change in accounting principle through a cumulative-effect adjustment to retained earnings as of the beginning of the year of adoption or a change in accounting principle through retrospective application to all prior periods. The provisions of EITF 06-4 are effective for fiscal years beginning after December 15, 2007. Management has not yet completed its evaluation of the impact that EITF 06-4 will have.

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

Consideration of the Effects of Prior Year Misstatements

In September 2006, the Securities and Exchange Commission published Staff Accounting Bulleting No. 108 (SAB 108) Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements. The interpretations in this Staff Accounting Bulleting were issued to address diversity in practice in quantifying financial statement misstatements and the potential under current practice to build up improper amounts on the balance sheet. This guidance will apply to the first fiscal year ending after November 15, 2006 or December 31, 2006 for the Company.. The adoption of SAB 108 did not have a material impact on the Company’s financial position, results of operations or cash flows and no cumulative adjustment was required.

PLUMAS BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
3.	INVESTMENT SECURITIES

The amortized cost and estimated fair value of investment securities at December 31, 2006 and 2005 consisted of the following:

Available-for-Sale

	2006
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Debt securities:
U.S. Treasury securities	$5,481,000	$	$(137,000)	$5,344,000
U.S. Government agencies	30,435,000		(372,000)	30,063,000
U.S. Government agencies collateralized by mortgage obligations	17,959,000		(519,000)	17,440,000
Corporate debt securities	8,018,000		(150,000)	7,868,000

	$61,893,000	$	$(1,178,000)	$60,715,000

Net unrealized losses on available-for-sale investment securities totaling $1,178,000 were recorded, net of $486,000 in tax benefits, as accumulated other comprehensive loss within shareholders’ equity at December 31, 2006. There were no sales of available-for-sale investment securities during the year ended December 31, 2006.

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

Held-to-Maturity

2006
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Debt securities:
Obligations of states and political subdivisions	$14,080,000	$90,000	$(44,000)	$14,126,000

	2005
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Debt securities:
U.S. Government agencies	$6,000			$6,000
Obligations of states and political subdivisions	14,077,000	$48,000	$(180,000)	13,945,000

	$14,083,000	$48,000	$(180,000)	$13,951,000

There were no sales or transfers of held-to-maturity investment securities during the years ended December 31, 2006, 2005 and 2004.

PLUMAS BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
3.	INVESTMENT SECURITIES (Continued)

Investment securities with unrealized losses at December 31, 2006 are summarized and classified according to the duration of the loss period as follows:

	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
Debt securities:
U.S. Treasury securities			$5,344,000	$137,000	$5,344,000	$137,000
U.S. Government agencies			30,063,000	372,000	30,063,000	372,000
Obligations of states and political subdi- visions			5,738,000	44,000	5,738,000	44,000
U.S. Government agencies collateral- ized by mortgage obligations	2,816,000	15,000	14,553,000	504,000	17,369,000	519,000
Corporate debt securities			7,868,000	150,000	7,868,000	150,000

	$2,816,000	$15,000	$63,566,000	$1,207,000	$66,382,000	$1,222,000

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

U.S. Treasury and U.S. Government Agencies

At December 31, 2006, the Company held 3 U.S. Treasury and 22 U.S. Government agency securities all of which were in a loss position and had been in a loss position for twelve months or more. The unrealized losses on the Company’s investments in direct obligations of the U.S. Treasury and U.S. government agencies were caused by interest rate increases. The contractual terms of those investments do not permit the issuer to settle the securities at a price less than the amortized costs of the investment. Because the decline in market value is attributable to changes in interest rates and not credit quality, and because the Company has the ability and intent to hold those investments until a recovery of fair value, which may be maturity, the Company does not consider those investments to be other-than-temporarily impaired at December 31, 2006.

PLUMAS BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
3.	INVESTMENT SECURITIES (Continued)

Obligations of States and Political Subdivision

At December 31, 2006, the Company held 56 obligations of states and political subdivision securities of which 23 were in a loss position and had been in a loss position for twelve months or more. The unrealized losses on the Company’s investments in obligations of states and political subdivision securities were caused by interest rate increases. Because the decline in market value is attributable to changes in interest rates and not credit quality, and because the Company has the ability and intent to hold those investments until a recovery of fair value, which may be maturity, the Company does not consider those investments to be other-than-temporarily impaired at December 31, 2006.

U.S. Government Agencies Collateralized by Mortgage Obligations

At December 31, 2006, the Company held 26 U.S. Government agency securities collateralized by mortgage obligation securities of which 3 were in a loss position for less than twelve months and 22 were in a loss position and had been in a loss position for twelve months or more. The unrealized losses on the Company’s investments in U.S. government agencies collateralized by mortgage obligations were caused by interest rate increases. The contractual cash flows of these investments are guaranteed by an agency of the U.S. government. It is expected that the securities will not be settled at a price less than the amortized cost of the Company’s investment. Because the decline in market value is attributable to changes in interest rates and not credit quality, and because the Company has the ability and intent to hold those investments until a recovery of fair value, which may be maturity, the Company does not consider those investments to be other-than-temporarily impaired at December 31, 2006.

Corporate Debt Securities

At December 31, 2006, the Company held 16 corporate debt securities all of which were in a loss position and had been in a loss position for twelve months or more. The unrealized losses on the Company’s investments in corporate debt securities were caused by interest rate increases. Because the decline in market value is attributable to changes in interest rates and not credit quality, and because the Company has the ability and intent to hold those investments until a recovery of fair value, which may be maturity, the Company does not consider those investments to be other-than-temporarily impaired at December 31, 2006.

PLUMAS BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
3.	INVESTMENT SECURITIES (Continued)

The amortized cost and estimated fair value of investment securities at December 31, 2006 by contractual maturity are shown below. Expected maturities will differ from contractual maturities because the issuers of the securities may have the right to call or prepay obligations with or without call or prepayment penalties.

	Available-for-Sale		Held-to-Maturity
		Estimated		Estimated
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
Within one year	$27,943,000	$27,705,000	$588,000	$586,000
After one year through five years	15,991,000	15,569,000	1,501,000	1,500,000
After five years through ten years			8,789,000	8,798,000
After ten years through fifteen years			3,202,000	3,242,000

	43,934,000	43,275,000	14,080,000	14,126,000

Investment securities not due at a single maturity date:
Government-guar- anteed mortgage- backed securities	17,959,000	17,440,000

	$61,893,000	$60,715,000	$14,080,000	$14,126,000

Investment securities with amortized costs totaling $41,616,000 and $38,678,000 and estimated fair values totaling $41,184,000 and $37,975,000 at December 31, 2006 and 2005, respectively, were pledged to secure public deposits and treasury, tax and loan accounts.

PLUMAS BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
4.	LOANS AND THE ALLOWANCE FOR LOAN LOSSES

Outstanding loans are summarized below:

	December 31,
	2006	2005
Commercial	$36,182,000	$42,252,000
Agricultural	35,577,000	31,018,000
Real estate — mortgage	116,329,000	110,686,000
Real estate – construction and land development	75,930,000	56,370,000
Installment	90,694,000	81,320,000

	354,712,000	321,646,000

Deferred loan costs, net	1,182,000	766,000
Allowance for loan losses	(3,917,000)	(3,256,000)

	$351,977,000	$319,156,000

     Changes in the allowance for loan losses were as follows:

	Year Ended December 31,
	2006	2005	2004
Balance, beginning of year	$3,256,000	$2,722,000	$2,524,000
Provision charged to operations	1,000,000	1,100,000	750,000
Losses charged to allowance	(645,000)	(739,000)	(703,000)
Recoveries	306,000	173,000	151,000

Balance, end of year	$3,917,000	$3,256,000	$2,722,000

The recorded investment in loans that were considered to be impaired totaled $972,000 and $1,661,000 at December 31, 2006 and 2005, respectively. The related allowance for loan losses for impaired loans was $66,000 and $137,000 at December 31, 2006 and 2005, respectively. The average recorded investment in impaired loans for the years ended December 31, 2006, 2005 and 2004 was $1,201,000,$1,263,000 and $1,582,000, respectively. The Company recognized $116,000, $16,000 and $63,000 in interest income on a cash basis for impaired loans during the years ended December 31, 2006, 2005 and 2004, respectively.

PLUMAS BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
4.	LOANS AND THE ALLOWANCE FOR LOAN LOSSES (Continued)

At December 31, 2006 and 2005, nonaccrual loans totaled $972,000 and $1,661,000, respectively. Interest foregone on nonaccrual loans totaled $53,000, $39,000 and $25,000 for the years ended December 31, 2006, 2005 and 2004, respectively.

Salaries and employee benefits totaling $1,328,000, $1,197,000 and $746,000 have been deferred as loan origination costs during the years ended December 31, 2006, 2005 and 2004, respectively.

Servicing Assets and Interest-Only Strips Receivable

The Company serviced government guaranteed loans for others totaling $4,622,000, $4,251,000 and 3,001,000 as of December 31, 2006, 2005 and 2004, respectively.

A summary of the related servicing assets and interest-only strips receivable are as follows:

	Year Ended December 31,
	2006	2005	2004
Servicing Assets:

Balance at beginning of year	$97,000	$106,000	$82,000
Increase from loan sales	15,000	3,000	36,000
Amortization charged to income	(43,000)	(12,000)	(12,000)

Balance at end of year	$69,000	$97,000	$106,000

	2006	2005	2004
Interest-Only Strips Receivable:

Balance at beginning of year	$326,000	$356,000	$237,000
Increase from loan sales	66,000	10,000	166,000
Amortization charged to income	(155,000)	(40,000)	(47,000)

Balance at end of year	$238,000	$326,000	$356,000

At December 31, 2006, 2005, and 2004, the Company had interest-only strips of $238,000, $326,000, and $356,000, respectively, which approximates fair value. There were no significant gains or losses recognized on the interest-only strips for the years ended December 31, 2006, 2005 and 2004.

PLUMAS BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
5.	PREMISES AND EQUIPMENT

Premises and equipment consisted of the following:

	December 31,
	2006	2005
Land	$2,372,000	$1,882,000
Premises	12,142,000	7,073,000
Furniture, equipment and leasehold improvements	8,799,000	7,934,000
Construction in progress	247,000	1,880,000

	23,560,000	18,769,000

Less accumulated depreciation and amortization	(8,370,000)	(7,365,000)

	$15,190,000	$11,404,000

Depreciation and amortization included in occupancy and equipment expense totaled $1,870,000, $1,775,000 and $1,326,000 for the years ended December 31, 2006, 2005 and 2004, respectively.
6.	DEPOSITS

Interest-bearing deposits consisted of the following:

	December 31,
	2006	2005
Interest-bearing demand deposits	$81,011,000	$69,889,000
Money market	44,082,000	62,214,000
Savings	54,866,000	65,611,000
Time, $100,000 or more	38,863,000	32,575,000
Other time	61,890,000	66,537,000

	$280,712,000	$296,826,000

PLUMAS BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
6.	DEPOSITS (Continued)

At December 31, 2006, the scheduled maturities of time deposits were as follows:

Year Ending
December 31,
2007	$81,838,000
2008	14,292,000
2009	2,625,000
2010	1,383,000
2011	469,000
Thereafter	146,000

$100,753,000

At December 31, 2006, the contractual maturities of time deposits with a denomination of $100,000 and over were as follows: $7,672,000 in 3 months or less, $11,338,000 over 3 months through 6 months, $10,844,000 over 6 months through 12 months, and $7,009,000 thousand over 12 months.

Deposit overdrafts reclassified as loan balances were $474,000 and $497,000 at December 31, 2006 and 2005, respectively.

7.	SHORT-TERM BORROWING ARRANGEMENTS

The Company has unsecured short-term borrowing arrangements with two of its correspondent banks in the amounts of $10,000,000 and $5,000,000. The Company can also borrow up to $93,261,000 from the Federal Home Loan Bank (“FHLB”) secured by commercial and residential mortgage loans with carrying values totaling $182,380,000. These FHLB advances are normally made for one day periods but can be for longer periods. Short-term borrowings at December 31, 2006 consisted of $20,000,000 in one day FHLB advances with a 5.34% weighted average rate. There were no short-term borrowings outstanding at December 31, 2005.

8.	JUNIOR SUBORDINATED DEFERRABLE INTEREST DEBENTURES

Plumas Statutory Trust I and II are Connecticut business trusts formed by the Company with capital of $235,000 and $134,000, respectively, for the sole purpose of issuing trust preferred securities fully and unconditionally guaranteed by the Company. Under applicable regulatory guidance, the amount of trust preferred securities that is eligible as Tier 1 capital is limited to twenty-five percent of the Company’s Tier 1 capital, as defined, on a pro forma basis. At December 31, 2006, all of the trust preferred securities that have been issued qualify as Tier 1 capital.

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

Holders of the Trust Preferred Securities are entitled to a cumulative cash distribution on the liquidation amount of $1,000 per security. The interest rate of the Trust Preferred Securities issued by Trust I adjust on each quarterly anniversary date to equal the 3-month LIBOR plus 3.40% provided, however, that prior to September 26, 2007, such annual rate does not exceed 11.90%. The Trust Preferred Securities issued by Trust II adjust on each quarterly anniversary date to equal the 3-month LIBOR plus 1.48%. Both Trusts I and II have the option to defer payment of the distributions for a period of up to five years, as long as the Company is not in default on the payment of interest on the Subordinated Debentures. The Trust Preferred Securities were sold and issued in private transactions pursuant to an exemption from registration under the Securities Act of 1933, as amended. The Company has guaranteed, on a subordinated basis, distributions and other payments due on the Trust Preferred Securities.

Interest expense recognized by the Company for the years ended December 31, 2006, 2005 and 2004 related to the subordinated debentures was $810,000, $479,000 and $305,000, respectively. The amount of deferred costs at December 31, 2006 and 2005 was $155,000 and $161,000, respectively. The amortization of the deferred costs was $6,000 for each of the years ended December 31, 2006, 2005 and 2004.

PLUMAS BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
9.	COMMITMENTS AND CONTINGENCIES

Leases

The Company leases its Tahoe City and Loyalton branch offices and its Reno, Nevada loan production office under noncancelable operating leases that expire in March 2008, June 2007 and October 2009, respectively. The Tahoe City office lease contains an option to renew the lease for fifteen years. Future minimum lease payments are as follows:

Year Ending
December 31,
2007	$164,000
2008	49,000
2009	22,000

$235,000

Rental expense included in occupancy and equipment expense totaled $221,000, $242,000 and $264,000 for the years ended December 31, 2006, 2005 and 2004, respectively.

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

The following financial instruments represent off-balance-sheet credit risk:

	December 31,
	2006	2005
Commitments to extend credit	$101,759,000	$107,500,000
Letters of credit	$564,000	$1,195,000
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

Letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loans to customers. The fair value of the liability related to these letters of credit, which represents the fees received for issuing the guarantees, was not significant at December 31, 2006 and 2005. The Company recognizes these fees as revenues over the term of the commitment or when the commitment is used.

At December 31, 2006, consumer loan commitments represent approximately 12% of total commitments and are generally unsecured. Commercial and agricultural loan commitments represent approximately 24% of total commitments and are generally secured by various assets of the borrower. Real estate loan commitments, including consumer home equity lines of credit, represent the remaining 64% of total commitments and are generally secured by property with a loan-to-value ratio not to exceed 80%. In addition, the majority of the Company’s commitments have variable interest rates.

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

Dividends from the Bank to the Company are restricted under California law to the lesser of the Bank’s retained earnings or the Bank’s net income for the latest three fiscal years, less dividends previously declared during that period, or, with the approval of the Department of Financial Institutions, to the greater of the retained earnings of the Bank, the net income of the Bank for its last fiscal year, or the net income of the Bank for its current fiscal year. As of December 31, 2006, the maximum amount available for dividend distribution under this restriction was approximately $13,282,000. In addition the Company’s ability to pay dividends is subject to certain covenants contained in the indentures relating to the Trust Preferred Securities issued by the business trusts (see Note 8).

PLUMAS BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
10.	SHAREHOLDERS’ EQUITY (Continued)

Earnings Per Share

A reconciliation of the numerators and denominators of the basic and diluted earnings per share computations is as follows:

		Weighted
		Average
		Number of
	Net	Shares	Per Share
For the Year Ended	Income	Outstanding	Amount
December 31, 2006

Basic earnings per share	$5,202,000	5,001,389	$1.04

Effect of dilutive stock options		83,532

Diluted earnings per share	$5,202,000	5,084,921	$1.02

December 31, 2005

Basic earnings per share	$4,528,000	4,946,026	$0.92

Effect of dilutive stock options		150,700

Diluted earnings per share	$4,528,000	5,096,726	$0.89

December 31, 2004

Basic earnings per share	$3,646,000	4,890,630	$0.75

Effect of dilutive stock options		108,820

Diluted earnings per share	$3,646,000	4,999,450	$0.73

Shares of common stock issuable under stock options for which the exercise prices were greater than the average market prices were not included in the computation of diluted earnings per share due to their antidilutive effect. Stock options not included in the computation of diluted earnings per share were 12,500 and 78,562 for the years ended December 31, 2006 and 2004, respectively. For the year ending December 31, 2005, all stock options were dilutive and therefore included in the computation of diluted earnings per share.

PLUMAS BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
10.	SHAREHOLDERS’ EQUITY (Continued)

Stock Options

In 2001 and 1991, the Company established Stock Option Plans for which 909,951 shares of common stock remain reserved for issuance to employees and directors and 615,037 shares are available for future grants under incentive and nonstatutory agreements as of December 31, 2006. The Plans require that the option price may not be less than the fair market value of the stock at the date the option is granted, and that the stock must be paid in full at the time the option is exercised. Payment in full for the option price must be made in cash or with Company common stock previously acquired by the optionee and held by the optionee for a period of at least six months. The Plans do not provide for the settlement of awards in cash and new shares are issued upon option exercise. The options expire on dates determined by the Board of Directors, but not later than ten years from the date of grant. Upon grant, options vest ratably over a three to five year period. A summary of the activity within the Plans follows:

			Weighted
		Weighted	Average
		Average	Remaining
		Exercise	Contractual	Intrinsic Value
	Shares	Price	Term	(in thousands)
Incentive:
Options outstanding at January 1, 2004	321,862	$8.43
Options granted	57,112	14.07
Options exercised	(49,338)	4.60
Options cancelled	(7,357)	11.76

Options outstanding at December 31, 2004	322,279	$9.94
Options granted	7,500	18.97
Options exercised	(64,895)	5.71
Options cancelled	(22,039)	13.36

Options outstanding at December 31, 2005	242,845	$11.05
Options granted	5,000	16.89
Options exercised	(50,771)	8.90
Options cancelled	(4,756)	12.68

Options outstanding at December 31, 2006	192,318	$11.72	6.5	$613
Options exercisable at December 31, 2006	120,949	$10.57	5.9	$525
Expected to vest after December 31, 2006	71,369	$13.67	7.5	$88

Nonstatutory:

Options outstanding at January 1, 2004	114,757	$9.37
Options granted	25,313	14.19
Options exercised	(2,280)	4.96
Options cancelled	—	—

Options outstanding at December 31, 2004	137,790	$10.33
Options granted	—	—
Options exercised	(17,713)	7.58
Options cancelled	(6,946)	12.94
Options outstanding at December 31, 2005	113,131	$10.59
Options granted	2,500	18.79
Options exercised	(17,035)	6.95
Options cancelled	—	—
Options outstanding at December 31, 2006	98,596	$11.43	6.2	$343
Options exercisable at December 31, 2006	67,976	$10.44	5.7	$304
Expected to vest after December 31, 2006	30,620	$13.63	7.3	$39

PLUMAS BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
10.	SHAREHOLDERS’ EQUITY (Continued)

Stock Options (Continued)

As of December 31, 2006, there was $361,000 of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the 2001 Plan. That cost is expected to be recognized over a weighted average period of 2.4 years.

The total fair value of options vested was $140,000 for the year ended December 31, 2006. The total intrinsic value of options at time of exercise was $616,000, $947,000 and $429,000 for the years ended December 31, 2006, 2005, and 2004, respectively.

Cash received from option exercise for the years ended December 31, 2006, 2005, and 2004, was $181,000, $372,000 and $62,000, respectively. The tax benefit realized for the tax deductions from option exercise totaled $61,000, $35,000 and $6,000, respectively, for the years ended December 31, 2006, 2005, and 2004.

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios of total and Tier 1 capital to risk-weighted assets and of Tier 1 capital to average assets. Each of these components is defined in the regulations. Management believes that the Company and the Bank met all their capital adequacy requirements as of December 31, 2006 and 2005.

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

PLUMAS BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
10.	SHAREHOLDERS’ EQUITY (Continued)

Regulatory Capital (Continued)

	December 31,
	2006		2005
	Amount	Ratio	Amount	Ratio
Leverage Ratio

Plumas Bancorp and Subsidiary	$45,206,000	9.5%	$40,589,000	8.5%
Minimum regulatory requirement	$18,955,000	4.0%	$19,013,000	4.0%

Plumas Bank	$44,094,000	9.3%	$37,611,000	7.8%
Minimum requirement for “Well-Capitalized” institution	$23,669,000	5.0%	$24,060,000	5.0%
Minimum regulatory requirement	$18,935,000	4.0%	$19,248,000	4.0%

Tier 1 Risk-Based Capital Ratio

Plumas Bancorp and Subsidiary	$45,206,000	10.9%	$40,589,000	10.3%
Minimum regulatory requirement	$16,610,000	4.0%	$15,780,000	4.0%

Plumas Bank	$44,094,000	10.6%	$37,611,000	9.6%
Minimum requirement for “Well-Capitalized” institution	$24,885,000	6.0%	$23,635,000	6.0%
Minimum regulatory requirement	$16,590,000	4.0%	$15,757,000	4.0%

Total Risk-Based Capital Ratio

Plumas Bancorp and Subsidiary	$49,123,000	11.8%	$43,845,000	11.1%
Minimum regulatory requirement	$33,221,000	8.0%	$31,560,000	8.0%

Plumas Bank	$48,011,000	11.6%	$40,867,000	10.4%
Minimum requirement for “Well-Capitalized” institution	$41,475,000	10.0%	$39,392,000	10.0%
Minimum regulatory requirement	$33,180,000	8.0%	$31,514,000	8.0%

PLUMAS BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
11.	OTHER EXPENSES

Other expenses consisted of the following:

	Year Ended December 31,
	2006	2005	2004
Professional fees	$780,000	$865,000	$596,000
Outside service fees	591,000	700,000	551,000
Business development	555,000	494,000	389,000
Advertising and promotion	552,000	467,000	350,000
Telephone and data communications	374,000	366,000	346,000
Director compensation and retirement	370,000	288,000	284,000
Core deposit intangible amortization	301,000	301,000	299,000
Stationery and supplies	282,000	336,000	292,000
Armored car and courier	270,000	337,000	371,000
Postage	249,000	258,000	261,000
Insurance	173,000	206,000	236,000
Loan expenses	139,000	114,000	191,000
Other operating expenses	288,000	233,000	188,000

	$4,924,000	$4,965,000	$4,354,000

12.	INCOME TAXES

The provision for income taxes for the years ended December 31, 2006, 2005 and 2004 consisted of the following:

	Federal	State	Total
2006

Current	$2,736,000	$916,000	$3,652,000
Deferred	(434,000)	(22,000)	(456,000)

Provision for income taxes	$2,302,000	$894,000	$3,196,000

2005

Current	$1,809,000	$757,000	$2,566,000
Deferred	44,000	(10,000)	34,000

Provision for income taxes	$1,853,000	$747,000	$2,600,000

2004

Current	$1,378,000	$541,000	$1,919,000
Deferred	51,000	31,000	82,000

Provision for income taxes	$1,429,000	$572,000	$2,001,000

PLUMAS BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
12.	INCOME TAXES (Continued)

Deferred tax assets (liabilities) consisted of the following:

	December 31,
	2006	2005
Deferred tax assets:
Allowance for loan losses	$1,431,000	$1,149,000
Future benefit of state income tax deduction	246,000	172,000
Deferred compensation	1,441,000	1,300,000
Core deposit premium	254,000	210,000
Unrealized loss on available-for-sale investment securities	486,000	766,000
Other	46,000	22,000

Total deferred tax assets	3,904,000	3,619,000

	December 31,
	2006	2005
Deferred tax liabilities:
Prepaid costs	$(80,000)	$(126,000)
Deferred loan costs	(1,421,000)	(1,272,000)
Premises and equipment	(535,000)	(576,000)
Other	(123,000)	(76,000)

Total deferred tax liabilities	(2,159,000)	(2,050,000)

Net deferred tax assets	$1,745,000	$1,569,000

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

The provision for income taxes differs from amounts computed by applying the statutory Federal income tax rate to operating income before income taxes. The significant items comprising these differences consisted of the following:

	2006	2005	2004
Federal income tax, at statutory rate	34.0%	34.0%	34.0%
State franchise tax, net of Federal tax effect	7.0%	6.9%	6.7%
Interest on obligations of states and political subdivisions	(2.3)%	(2.8)%	(3.2)%
Net increase in cash surrender value of bank owned life insurance	(1.3)%	(1.4)%	(2.5)%
Other	0.7%	(0.2)%	0.5%

Effective tax rate	38.1%	36.5%	35.5%

PLUMAS BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
13.	RELATED PARTY TRANSACTIONS

During the normal course of business, the Company enters into transactions with related parties, including executive officers and directors. These transactions include borrowings with substantially the same terms, including rates and collateral, as loans to unrelated parties. The following is a summary of the aggregate activity involving related party borrowers during 2006:

Balance, January 1, 2006	$2,465,000

Disbursements	5,639,000
Amounts repaid	(5,376,000)

Balance, December 31, 2006	$2,728,000

Undisbursed commitments to related parties, December 31, 2006	$281,000

14.	EMPLOYEE BENEFIT PLANS

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
During the years ended December 31, 2006, 2005 and 2004, the Company’s contribution totaled $195,000, $189,000 and $160,000, respectively.

Salary Continuation and Retirement Agreements

Salary continuation and retirement agreements are in place for five key executives and members of the Board of Directors. Under these agreements, the directors and executives will receive monthly payments for twelve to fifteen years, respectively, after retirement. These benefits are substantially equivalent to those available under split-dollar life insurance policies purchased by the Bank on the lives of the directors and executives. In addition, the estimated present value of these future benefits is accrued over the period from the effective dates of the agreements until the participants’ expected retirement dates. The expense recognized under these plans for the years ended December 31, 2006, 2005 and 2004 totaled $331,000, $558,000 and $435,000, respectively.

PLUMAS BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
14.	EMPLOYEE BENEFIT PLANS (Continued)

Salary Continuation and Retirement Agreements (Continued)

In connection with these agreements, the Bank purchased single premium life insurance policies with cash surrender values totaling $9,449,000 and $8,930,000 at December 31, 2006 and 2005, respectively. Income earned on these policies, net of expenses, totaled $319,000, $287,000 and $349,000 for the years ended December 31, 2006, 2005 and 2004, respectively. Income earned on these policies is not subject to Federal and State income tax.

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

At December 31, 2006, 2005 and 2004, the Company held securities classified as available-for-sale which had unrealized (losses) gains as follows:

		Tax
	Before	Benefit	After
	Tax	(Expense)	Tax
For the Year Ended December 31, 2006

Total other comprehensive income:

Unrealized holding gains	$679,000	$(280,000)	$399,000

For the Year Ended December 31, 2005

Other comprehensive loss:
Unrealized holding losses	$(1,027,000)	$423,000	$(604,000)
Reclassification adjustment for losses included in net income	(8,000)	3,000	(5,000)

Total other comprehensive loss	$(1,019,000)	$420,000	$(599,000)

PLUMAS BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
15.	COMPREHENSIVE INCOME (Continued)

For the Year Ended December 31, 2004

Other comprehensive loss:

Unrealized holding losses	$(885,000)	$362,000	$(523,000)
Reclassification adjustment for gains included in net income	235,000	(100,000)	135,000

Total other comprehensive loss	$(1,120,000)	$462,000	$(658,000)

16.	DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS

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

The following methods and assumptions were used by management to estimate the fair value of its financial instruments at December 31, 2006 and 2005:

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

Loans: For variable-rate loans that reprice frequently with no significant change in credit risk, fair values are based on carrying values. Fair values of loans held for sale, if any, are estimated using quoted market prices for similar loans. The fair values for other loans are estimated using discounted cash flow analyses, using interest rates currently being offered at each reporting date for loans with similar terms to borrowers of comparable creditworthiness. The fair value of loans is adjusted for the allowance for loan losses. The carrying amount of accrued interest receivable approximates its fair value.

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

Short-term borrowings: The carrying amount of the short-term borrowings approximates its fair value.

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

The estimated fair values of the Company’s financial instruments are as follows:

	December 31, 2006		December 31, 2005
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Financial assets:
Cash and cash equivalents	$11,293,000	$11,293,000	$24,596,000	$24,596,000
Investment securities	74,795,000	74,841,000	97,844,000	97,712,000
Loans	351,977,000	350,721,000	319,156,000	320,540,000
Cash surrender value of life insurance policies	9,449,000	9,449,000	8,930,000	8,930,000
Accrued interest receivable	2,784,000	2,784,000	2,673,000	2,673,000

Financial liabilities:
Deposits	$402,176,000	$402,326,000	$426,560,000	$426,437,000
Short-term borrowings	20,000,000	20,000,000
Junior subordinated deferrable interest debentures	10,310,000	10,392,000	10,310,000	10,495,000
Accrued interest payable	556,000	556,000	484,000	484,000

PLUMAS BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
17.	INTANGIBLE ASSETS

During 2003, the Company acquired certain assets and liabilities of the Kings Beach, Loyalton, Portola, Quincy and Truckee branches of Placer Sierra Bank. Upon acquisition, premises and equipment were valued at fair value and a core deposit premium was recorded as an intangible asset. This core deposit premium, along with core deposit premiums from previous acquisitions, is amortized using the straight-line method over ten years. Annually, the intangible asset is analyzed for impairment. At December 31, 2006, 2005 and 2004, no impairment of the intangible asset has been recognized in the consolidated financial statements. Amortization expense totaled $301,000, $301,000 and $299,000 for the years ended December 31, 2006, 2005 and 2004, respectively. Unamortized core deposit premiums related to acquisitions totaled $1,338,000 and $1,638,000 at December 31, 2006 and 2005, respectively. The estimated intangible amortization is $301,000 for each year through December 31, 2010.

18.	SUBSEQUENT EVENT

On January 22, 2007 the Company announced that its Board of Directors authorized a common stock repurchase plan. The plan calls for the repurchase of up to 250,000 shares, or approximately 5%, of the Company’s shares outstanding as of January 22, 2007. The repurchases will be made from time to time by the Company in the open market or privately negotiated transactions as conditions allow and all shares repurchased under this plan will be retired. The number, price and timing of the repurchases shall be at the Company’s sole discretion and the plan may be re-evaluated depending on market conditions, liquidity needs or other factors. The Board, based on such re-evaluations, may suspend, terminate, modify or cancel the plan at any time without notice.

PLUMAS BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
19. PARENT ONLY CONDENSED FINANCIAL STATEMENTS
CONDENSED BALANCE SHEET
December 31, 2006 and 2005

	2006	2005
ASSETS

Cash and cash equivalents	$857,000	$2,409,000
Investment in bank subsidiary	44,740,000	38,158,000
Other assets	650,000	896,000

Total assets	$46,247,000	$41,463,000

LIABILITIES AND SHAREHOLDERS’ EQUITY
Other liabilities	$85,000	$16,000
Junior subordinated deferrable interest debentures	10,310,000	10,310,000

Total liabilities	10,395,000	10,326,000

Shareholders’ equity:
Common stock	4,828,000	4,412,000
Retained earnings	31,716,000	27,816,000
Accumulated other comprehensive loss	(692,000)	(1,091,000)

Total shareholders’ equity	35,852,000	31,137,000

Total liabilities and shareholders’ equity	$46,247,000	$41,463,000

CONDENSED STATEMENT OF INCOME
For the Years Ended December 31, 2006, 2005 and 2004

	2006	2005	2004
Income:
Dividends declared by bank subsidiary		$840,000	$1,250,000
Earnings from investment in Plumas Statutory Trusts I and II	$24,000	14,000	9,000

Total income	24,000	854,000	1,259,000

Expenses:
Interest on junior subordinated deferrable interest debentures	810,000	479,000	305,000
Other expenses	793,000	611,000	335,000

Total expenses	1,603,000	1,090,000	640,000

(Loss) income before equity in undistributed income of subsidiary	(1,579,000)	(236,000)	619,000

Equity in undistributed income of subsidiary	6,183,000	4,328,000	2,771,000

Income before income taxes	4,604,000	4,092,000	3,390,000

Income tax benefit	598,000	436,000	256,000

Net income	$5,202,000	$4,528,000	$3,646,000

PLUMAS BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
19. PARENT ONLY CONDENSED FINANCIAL STATEMENTS (Continued)
CONDENSED STATEMENT OF CASH FLOWS
For the Years Ended December 31, 2006, 2005 and 2004

	2006	2005	2004
Cash flows from operating activities:
Net income	$5,202,000	$4,528,000	$3,646,000
Adjustments to reconcile net income to net cash provided by operating activities:
Undistributed net income of subsidiary	(6,183,000)	(4,328,000)	(2,771,000)
Stock-based compensation expense	174,000
Decrease (increase) in other assets	246,000	(127,000)	(106,000)
Increase (decrease) in other liabilities	69,000	11,000	(31,000)

Net cash (used in) provided by operating activities	(492,000)	84,000	738,000

Cash flows from investing activities:
Investment in bank subsidiary		(1,000,000)
Investment in Plumas Statutory Trust II		(124,000)

Net cash used in investing activities		(1,124,000)

Cash flows from financing activities:
Proceeds from the issuance of junior sub- ordinated deferrable interest debentures		4,124,000
Payment of cash dividends	(1,302,000)	(1,082,000)	(914,000)
Proceeds from the exercise of stock Options	181,000	407,000	68,000
Excess tax benefits from stock-based Compensation	61,000
Cash paid for fractional shares		(8,000)

Net cash (used in) provided by financing activities	(1,060,000)	3,441,000	(846,000)

(Decrease) increase in cash and cash equivalents	(1,552,000)	2,401,000	(108,000)

Cash and cash equivalents at beginning of year	2,409,000	8,000	116,000

Cash and cash equivalents at end of year	$857,000	$2,409,000	$8,000

Non-cash investing activities:

Net change in unrealized gain (loss) on investment securities available-for- sale	$679,000	$(1,019,000)	$(1,122,000)

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
     Management, including the undersigned Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of our internal control over financial reporting presented in conformity with accounting principles generally accepted in the United States of America as of December 31, 2006. In conducting its assessment, management used the criteria issued by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control — Integrated Framework. Based on this assessment, management concluded that, as of December 31, 2006, our internal control over financial reporting was effective based on those criteria.
     Management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2006, has been audited by Perry-Smith LLP an independent registered public accounting firm, as stated in their report appearing on page 50, which expresses unqualified opinions on management’s assessment and on the effectiveness of our internal control over financial reporting as of December 31, 2006.

/s/ D. N. BIDDLE Mr. Douglas N. Biddle
President and Chief Executive Officer

/s/ ANDREW RYBACK Mr. Andrew J. Ryback
Executive Vice President and Chief Financial Officer
Dated March 12, 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
ON INTERNAL CONTROL OVER FINANCIAL REPORTING
The Board of Directors
Plumas Bancorp and Subsidiary
     We have audited management’s assessment, included in the accompanying Report of Management on Internal Control Over Financial Reporting, that Plumas Bancorp and subsidiary (the “Company”) maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO criteria”). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.
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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
ON INTERNAL CONTROL OVER FINANCIAL REPORTING
(Continued)
     In our opinion, management’s assessment that Plumas Bancorp and subsidiary maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on the COSO criteria. Also in our opinion, Plumas Bancorp and subsidiary maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on the COSO criteria.
     We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Plumas Bancorp and subsidiary as of December 31, 2006 and 2005, and the related consolidated statements of income, changes in shareholders’ equity and comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 2006 and our report dated March 12, 2007 expressed an unqualified opinion.
/s/ PERRY-SMITH LLP
Sacramento, California
March 12, 2007
ITEM 9B. OTHER INFORMATION
None.
PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
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
PART IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a) Exhibits
     The following documents are included or incorporated by reference in this Annual Report on Form 10K.

3.1	Articles of Incorporation as amended of Registrant included as exhibit 3.1 to the Registrant’s Form S-4, File No. 333-84534, which is incorporated by reference herein.

3.2	Bylaws of Registrant included as exhibit 3.2 to the Registrant’s Form S-4, File No. 333-84534, which is incorporated by reference herein.

3.3	Amendment of the Articles of Incorporation of Registrant dated November 1, 2002.

3.4	Amendment of the Articles of Incorporation of Registrant dated August 17, 2005.

4	Specimen form of certificate for Plumas Bancorp included as exhibit 4 to the Registrant’s Form S-4, File No. 333-84534, which is incorporated by reference herein.

10.1	Executive Salary Continuation Agreement of Andrew J. Ryback dated August 23, 2005, is included as Exhibit 10.1 to the Registrant’s 8-K filed on October 17, 2005, which is incorporated by this reference herein.

10.2	Split Dollar Agreement of Andrew J. Ryback dated August 23, 2005, is included as Exhibit 10.2 to the Registrant’s 8-K filed on October 17, 2005, which is incorporated by this reference herein.

10.5	Employment Agreement of Douglas N. Biddle dated January 1, 2006 is included as Exhibit 10.5 to the Registrant’s 8-K filed on March 15, 2006, which is incorporated by this reference herein.

10.6	Executive Salary Continuation Agreement as amended of Douglas N. Biddle dated June 2, 1994, is included as Exhibit 10.6 to the Registrant’s 10-QSB for June 30, 2002, which is incorporated by this reference herein.

10.7	Split Dollar Agreements of Douglas N. Biddle dated January 24, 2002, is included as Exhibit 10.7 to the Registrant’s 10-QSB for June 30, 2002, which is incorporated by this reference herein.

10.9	Executive Salary Continuation Agreement as amended of Dennis C. Irvine dated June 2, 1994, is included as Exhibit 10.9 to the Registrant’s 10-QSB for June 30, 2002, which is incorporated by this reference herein.

10.10	Split Dollar Agreements of Dennis C. Irvine dated January 24, 2002, is included as Exhibit 10.10 to the Registrant’s 10-QSB for June 30, 2002, which is incorporated by this reference herein.

10.11	First Amendment to Executive Salary Continuation Agreement of Robert T. Herr dated September 15, 2004, is included as Exhibit 10.11 to the Registrant’s 8-K filed on September 17, 2004, which is incorporated by this reference herein.

10.13	Deferred Fee Agreement as amended of Jerry V. Kehr dated August 19, 1998, is included as Exhibit 10.13 to the Registrant’s 10-QSB for June 30, 2002, which is incorporated by this reference herein.

10.14	Amended and Restated Director Retirement Agreement of Jerry V. Kehr dated April 28, 2000, is included as Exhibit 10.14 to the Registrant’s 10-QSB for June 30, 2002, which is incorporated by this reference herein.

10.15	Consulting Agreement of Jerry V. Kehr dated May 10, 2000, is included as Exhibit 10.15 to the Registrant’s 10-QSB for June 30, 2002, which is incorporated by this reference herein.

10.16	Deferred Fee Agreement of Jerry V. Kehr dated December 21, 2005 is included as Exhibit 10.16 to the Registrant’s 8-K filed on March 15, 2006, which is incorporated by this reference herein.

10.18	Amended and Restated Director Retirement Agreement of Daniel E. West dated May 10, 2000, is included as Exhibit 10.18 to the Registrant’s 10-QSB for June 30, 2002, which is incorporated by this reference herein.

10.19	Consulting Agreement of Daniel E. West dated May 10, 2000, is included as Exhibit 10.19 to the Registrant’s 10-QSB for June 30, 2002, which is incorporated by this reference herein.

10.20	Split Dollar Agreements of Robert T. Herr dated September 15, 2004, is included as Exhibit 10.20 to the Registrant’s 8-K filed on September 17, 2004, which is incorporated by this reference herein.

10.21	Amended and Restated Director Retirement Agreement of Alvin G. Blickenstaff dated April 19, 2000, is included as Exhibit 10.21 to the Registrant’s 10-QSB for June 30, 2002, which is incorporated by this reference herein.

10.22	Consulting Agreement of Alvin G. Blickenstaff dated May 8, 2000, is included as Exhibit 10.22 to the Registrant’s 10-QSB for June 30, 2002, which is incorporated by this reference herein.

10.24	Amended and Restated Director Retirement Agreement of Gerald W. Fletcher dated May 10, 2000, is included as Exhibit 10.24 to the Registrant’s 10-QSB for June 30, 2002, which is incorporated by this reference herein.

10.25	Consulting Agreement of Gerald W. Fletcher dated May 10, 2000, is included as Exhibit 10.25 to the Registrant’s 10-QSB for June 30, 2002, which is incorporated by this reference herein.

10.27	Amended and Restated Director Retirement Agreement of Arthur C. Grohs dated May 9, 2000, is included as Exhibit 10.27 to the Registrant’s 10-QSB for June 30, 2002, which is incorporated by this reference herein.

10.28	Consulting Agreement of Arthur C. Grohs dated May 9, 2000, is included as Exhibit 10.28 to the Registrant’s 10-QSB for June 30, 2002, which is incorporated by this reference herein.

10.30	Amended and Restated Director Retirement Agreement of Christine McArthur dated May 12, 2000, is included as Exhibit 10.30 to the Registrant’s 10-QSB for June 30, 2002, which is incorporated by this reference herein.

10.31	Consulting Agreement of Christine McArthur dated May 12, 2000, is included as Exhibit 10.31 to the Registrant’s 10-QSB for June 30, 2002, which is incorporated by this reference herein.

10.33	Amended and Restated Director Retirement Agreement of Terrance J. Reeson dated April 19, 2000, is included as Exhibit 10.33 to the Registrant’s 10-QSB for June 30, 2002, which is incorporated by this reference herein.

10.34	Consulting Agreement of Terrance J. Reeson dated May 10, 2000, is included as Exhibit 10.34 to the Registrant’s 10-QSB for June 30, 2002, which is incorporated by this reference herein.

10.39	Deferred Fee Agreement of Thomas Watson dated March 3, 2001, is included as Exhibit 10.39 to the Registrant’s 10-QSB for June 30, 2002, which is incorporated by this reference herein.

10.40	Form of Indemnification Agreement, is included as Exhibit 10.41 to the Registrant’s 10-QSB for June 30, 2002, which is incorporated by this reference herein.

10.41	2001 Stock Option Plan as amended is included as exhibit 99.1 of the Form S-8 filed July 23, 2002, File No. 333-96957.

10.43	Plumas Bank 401(k) Profit Sharing Plan as amended is included as exhibit 99.1 of the Form S-8 filed February 14, 2003, File No. 333-103229.

10.44	Executive Salary Continuation Agreement of Robert T. Herr dated June 4, 2002, is included as Exhibit 10.44 to the Registrant’s 10-Q for March 31, 2003, which is incorporated by this reference herein.

10.46	1991 Stock Option Plan as amended is included as Exhibit 10.46 to the Registrant’s 10-Q for September 30, 2004, which is incorporated by this reference herein.

10.47	Specimen form of Incentive Stock Option Agreement under the 1991 Stock Option Plan is included as Exhibit 10.47 to the Registrant’s 10-Q for September 30, 2004, which is incorporated by this reference herein.

10.48	Specimen form of Non-Qualified Stock Option Agreement under the 1991 Stock Option Plan is included as Exhibit 10.48 to the Registrant’s 10-Q for September 30, 2004, which is incorporated by this reference herein.

10.49	Amended and Restated Plumes Bancorp Stock Option Plan is included as Exhibit 10.49 to the Registrant’s 10-Q for September 30, 2006, which is incorporated by this reference herein.

10.59	Director Retirement Agreement of Thomas Watson dated May 1, 2003, is included as Exhibit 10.59 to the Registrant’s 10-Q for June 30, 2003, which is incorporated by this reference herein.

10.60	Consulting Agreement of Thomas Watson dated May 1, 2003, is included as Exhibit 10.60 to the Registrant’s 10-Q for June 30, 2003, which is incorporated by this reference herein.

10.62	Deferred Fee Agreement of Thomas Watson dated December 23, 2004, is included as Exhibit 10.62 to the Registrant’s 8-K filed on January 6, 2005, which is incorporated by this reference herein.

10.63	Deferred Fee Agreement of Jerry V. Kehr dated December 24, 2004, is included as Exhibit 10.63 to the Registrant’s 8-K filed on January 6, 2005, which is incorporated by this reference herein.

11	Computation of per share earnings appears in the attached 10-K under Item 8 Financial Statements — Plumas Bancorp and Subsidiary Notes to Consolidated Financial Statements as Footnote 10 – Shareholders’ Equity.

21.01	Plumas Bank — California.

21.02	Plumas Statutory Trust I – Connecticut.

21.03	Plumas Statutory Trust II – Connecticut.

23	Independent Auditor’s Consent letter dated March 12, 2007.

31.1	Rule 13a-14(a) [Section 302] Certification of Principal Financial Officer dated March 12, 2007.

31.2	Rule 13a-14(a) [Section 302] Certification of Principal Executive Officer dated March 12, 2007.

32.1	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 dated March 12, 2007.

32.2	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 dated March 12, 2007.

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
Date: March 14, 2007

/s/ D. N. BIDDLE
Douglas N. Biddle
President/Chief Executive Officer

/s/ ANDREW RYBACK

Andrew J. Ryback
Executive Vice President/Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

/s/ DANIEL E. WEST Daniel E. West, Director and Chairman of the Board	Dated: March 14, 2007

/s/ TERRANCE J. REESON	Dated: March 14, 2007
Terrance J. Reeson, Director and Vice Chairman of the Board

/s/ D. N. BIDDLE Douglas N. Biddle, Director	Dated: March 14, 2007

/s/ ALVIN G. BLICKENSTAFF Alvin G. Blickenstaff, Director	Dated: March 14, 2007

/s/ W. E. ELLIOTT William E. Elliott, Director	Dated: March 14, 2007

/s/ GERALD W. FLETCHER Gerald W. Fletcher, Director	Dated: March 14, 2007

/s/ JOHN FLOURNOY John Flournoy, Director	Dated: March 14, 2007

/s/ ARTHUR C. GROHS Arthur C. Grohs, Director	Dated: March 14, 2007

/s/ JERRY V. KEHR Jerry V. Kehr, Director	Dated: March 14, 2007

/s/ CHRISTINE MCARTHUR Christine McArthur, Director	Dated: March 14, 2007

/s/ THOMAS WATSON Thomas Watson, Director	Dated: March 14, 2007