Form 10-Q
period 2007-03-31
PLUMAS BANCORP
filed 2007-05-09
CIK 1168455

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED March 31, 2007

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
Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of May 7, 2007; 4,994,596 shares

PART I – FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
PLUMAS BANCORP
CONDENSED CONSOLIDATED BALANCE SHEET
(Unaudited)
(In thousands, except share data)

	March 31,	December 31,
	2007	2006
Assets
Cash and due from banks	$12,457	$11,293
Federal funds sold	—	—

Cash and cash equivalents	12,457	11,293
Investment securities (fair value of $66,904 at March 31, 2007 and $74,841 at December 31, 2006)	66,849	74,795
Loans, less allowance for loan losses of $4,150 at March 31, 2007 and $3,917 at December 31, 2006 (Notes 3 and 4)	357,485	351,977
Premises and equipment, net	15,153	15,190
Intangible assets, net	1,262	1,337
Bank owned life insurance	9,531	9,449
Accrued interest receivable and other assets	9,441	9,198

Total assets	$472,178	$473,239

Liabilities and Shareholders’ Equity

Deposits:
Non-interest bearing	$113,284	$121,464
Interest bearing	292,076	280,712

Total deposits	405,360	402,176
Short-term borrowings	14,800	20,000
Accrued interest payable and other liabilities	5,179	4,901
Junior subordinated deferrable interest debentures	10,310	10,310

Total liabilities	435,649	437,387

Commitments and contingencies (Note 4)	—	—

Shareholders’ equity (Notes 5, 7 and 10):
Serial preferred stock, no par value; 10,000,000 shares authorized, none issued	—	—
Common stock, no par value; 22,500,000 shares authorized; issued and outstanding – 4,999,596 shares at March 31, 2007 and 5,023,205 shares at December 31, 2006	4,871	4,828
Retained earnings	32,201	31,716
Accumulated other comprehensive loss (Note 6)	(543)	(692)

Total shareholders’ equity	36,529	35,852

Total liabilities and shareholders’ equity	$472,178	$473,239

See notes to unaudited condensed consolidated financial statements.

PLUMAS BANCORP
CONDENSED CONSOLIDATED STATEMENT OF INCOME
(In thousands, except per share data)

	Unaudited
	For the Three Months
	Ended March 31,
	2007	2006
Interest Income:
Interest and fees on loans	$6,905	$6,004
Interest on investment securities:
Taxable	519	687
Exempt from Federal income taxes	134	131
Interest on Federal funds sold	2	117

Total interest income	7,560	6,939

Interest Expense:
Interest on deposits	1,675	1,361
Interest on short-term borrowings	186	—
Interest on junior subordinated deferrable interest debentures	206	183
Other	6	4

Total interest expense	2,073	1,548

Net interest income before provision for loan losses	5,487	5,391
Provision for Loan Losses	250	300

Net interest income after provision for loan losses	5,237	5,091
Non-Interest Income:
Service charges	855	859
Gain (loss) on sale of loans	27	(4)
Earnings on Bank owned life insurance policies	102	94
Other	287	261

Total non-interest income	1,271	1,210

Non-Interest Expenses:
Salaries and employee benefits	2,828	2,537
Occupancy and equipment	910	750
Other	1,270	1,121

Total non-interest expenses	5,008	4,408

Income before provision for income taxes	1,500	1,893
Provision for Income Taxes	552	718

Net income	$948	$1,175

Basic earnings per share (Note 5)	$0.19	$0.24

Diluted earnings per share (Note 5)	$0.19	$0.23

See notes to unaudited condensed consolidated financial statements.

PLUMAS BANCORP
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited)
(In thousands)

	For the Three Months
	Ended March 31,
	2007	2006
Cash Flows from Operating Activities:
Net income	$948	$1,175
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	250	300
Change in deferred loan origination costs/fees, net	69	(246)
Depreciation and amortization	564	482
Stock-based compensation expense	53	43
Amortization of investment security premiums	59	122
Accretion of investment security discounts	(16)	(22)
Net loss on disposal/sale of premises and equipment	27	1
Net gain on sale of other vehicles owned	(20)	—
Earnings on Bank owned life insurance policies	(102)	(94)
Expenses on Bank owned life insurance policies	20	17
Increase in accrued interest receivable and other assets	(419)	(120)
Increase in accrued interest payable and other liabilities	278	33

Net cash provided by operating activities	1,711	1,691

Cash Flows from Investing Activities:
Proceeds from matured and called available-for-sale investment securities	7,375	7,346
Proceeds from matured and called held-to-maturity investment securities	26	—
Purchases of held-to-maturity investment securities	—	(155)
Proceeds from principal repayments from available-for-sale government-guaranteed mortgage-backed securities	755	837
Proceeds from principal repayments from held-to-maturity government-guaranteed mortgage-backed securities	—	19
Net increase in loans	(5,921)	(1,209)
Proceeds from sale of other real estate and vehicles	89	54
Purchase of premises and equipment	(382)	(2,001)

Net cash provided by investing activities	1,942	4,891

Continued on next page.

PLUMAS BANCORP
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited)
(In thousands)
(Continued)

	For the Three Months
	Ended March 31,
	2007	2006
Cash Flows from Financing Activities:
Net (decrease) increase in demand, interest bearing and savings deposits	$(11,813)	$3,028
Net increase (decrease) in time deposits	14,997	(5,911)
Net decrease in short-term borrowings	(5,200)	—
Net proceeds from exercise of stock options	17	61
Repurchase and retirement of common stock	(490)	—

Net cash used in financing activities	(2,489)	(2,822)

Increase in cash and cash equivalents	1,164	3,760
Cash and Cash Equivalents at Beginning of Year	11,293	24,596

Cash and Cash Equivalents at End of Period	$12,457	$28,356

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:
Interest expense	$1,809	$1,468
Income taxes	$75	$—

Non-Cash Investing Activities:
Real estate and vehicles acquired through foreclosure	$94	$60
Net change in unrealized loss on available-for-sale securities	$149	$(99)

Non-Cash Financing Activities:
Common stock retired in connection with the exercise of stock options	$49	$312
See notes to unaudited condensed consolidated financial statements.

PLUMAS BANCORP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1. GENERAL
During 2002, Plumas Bancorp (the “Company”) was incorporated as a bank holding company for the purpose of acquiring Plumas Bank (the “Bank”) in one bank holding company reorganization. This corporate structure gives the Company and the Bank greater flexibility in terms of operation expansion and diversification. The Company formed Plumas Statutory Trust I (“Trust I”) for the sole purpose of issuing trust preferred securities on September 26, 2002. The Company formed Plumas Statutory Trust II (“Trust II”) for the sole purpose of issuing trust preferred securities on September 28, 2005.
The Bank is a California state-chartered bank that was incorporated in July 1980 and opened for business in December 1980. The Bank operates twelve branches in California, including branches in Alturas, Chester, Fall River Mills, Greenville, Kings Beach, Loyalton, Portola, Quincy, Susanville, Tahoe City, Truckee and Westwood. The bank also has a commercial lending office in Reno, Nevada. The Bank’s deposits are insured by the Federal Deposit Insurance Corporation (FDIC) up to applicable legal limits. The Bank’s primary source of revenue is generated from providing loans to customers who are predominately small and middle market businesses and individuals residing in the surrounding areas.
2. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
The condensed consolidated financial statements include the accounts of the Company and the accounts of its wholly-owned subsidiary, Plumas Bank. Plumas Statutory Trust I and Plumas Statutory Trust II are not consolidated into the Company’s consolidated financial statements and, accordingly, are accounted for under the equity method. In the opinion of management, the unaudited condensed consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the Company’s financial position at March 31, 2007 and December 31, 2006 and its results of operations and cash flows for the three-month periods ended March 31, 2007 and 2006. Certain reclassifications have been made to prior period’s balances to conform to classifications used in 2007.
The unaudited condensed consolidated financial statements of the Company have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim reporting on Form 10-Q. Accordingly, certain disclosures normally presented in the notes to the consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted. The Company believes that the disclosures are adequate to make the information not misleading. These interim financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s 2006 Annual Report to Shareholders on Form 10-K. The results of operations for the three-month periods ended March 31, 2007 may not necessarily be indicative of future operating results. In preparing such financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the balance sheet and revenues and expenses for the periods reported. Actual results could differ significantly from those estimates.
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

3. LOANS
Outstanding loans are summarized below, in thousands:

	March 31,	December 31,
	2007	2006
Commercial	$35,148	$36,182
Agricultural	36,831	35,577
Real estate – mortgage	122,987	116,329
Real estate – construction and land development	76,305	75,930
Consumer	89,251	90,694

	360,522	354,712
Deferred loan costs, net	1,113	1,182
Allowance for loan losses	(4,150)	(3,917)

	$357,485	$351,977

4. COMMITMENTS AND CONTINGENCIES
The Company is party to claims and legal proceedings arising in the ordinary course of business. In the opinion of the Company’s management, the amount of ultimate liability with respect to such proceedings will not have a material adverse effect on the financial condition or result of operations of the Company taken as a whole.
In the normal course of business, there are various outstanding commitments to extend credit, which are not reflected, in the financial statements, including loan commitments of $100,391,000 and $101,759,000 and stand-by letters of credit of $508,000 and $564,000 at March 31, 2007 and December 31, 2006, respectively.
Of the loan commitments outstanding at March 31, 2007, $27,810,000 are real estate construction loan commitments that are expected to fund within the next twelve months. The remaining commitments primarily relate to revolving lines of credit or other commercial loans, and many of these are expected to expire without being drawn upon. Therefore, the total commitments do not necessarily represent future cash requirements. Each loan commitment and the amount and type of collateral obtained, if any, are evaluated on an individual basis. Collateral held varies, but may include real property, bank deposits, debt or equity securities or business assets.
Stand-by letters of credit are conditional commitments written to guarantee the performance of a customer to a third party. These guarantees are primarily related to the purchases of inventory by commercial customers and are typically short-term in nature. Credit risk is similar to that involved in extending loan commitments to customers and accordingly, evaluation and collateral requirements similar to those for loan commitments are used. The deferred liability related to the Company’s stand-by letters of credit was not significant at March 31, 2007 or December 31, 2006.

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

	For the Three Months
	Ended March 31,
	2007	2006
Earnings Per Share:
Basic earnings per share	$0.19	$0.24
Diluted earnings per share	$0.19	$0.23
Weighted Average Number of Shares Outstanding: (in thousands)
Basic shares	5,012	4,988
Diluted shares	5,071	5,091
There were 170,700 stock options during the three-month period ended March 31, 2007, considered to be antidilutive and therefore omitted from the above calculation of diluted earnings per share. There were no stock options in the three-month period ended March 31, 2006 considered to be antidilutive.
6. COMPREHENSIVE INCOME
Total comprehensive income for the three months ended March 31, 2007 and 2006 totaled $1,097,000 and $1,076,000, respectively. Comprehensive income is comprised of unrealized gains (losses), net of taxes, on available-for-sale investment securities, which were $149,000 and $(99,000) for the three months ended March 31, 2007 and 2006, respectively, together with net income.
At March 31, 2007 and December 31, 2006, accumulated other comprehensive loss totaled $543,000 and $692,000, respectively, and is reflected, net of taxes, as a component of shareholders’ equity.
7. STOCK-BASED COMPENSATION
In 2001 and 1991, the Company established Stock Option Plans for which 897,110 shares of common stock remain reserved for issuance to employees and directors and 459,337 shares are available for future grants under incentive and nonstatutory agreements as of March 31, 2007. The Company granted 155,700 and 2,500 options in the quarters ended March 31, 2007 and 2006 respectively. The weighted average grant date fair value of options granted for the three month periods ended March 31, 2007 and 2006 was $4.53 and $4.60 respectively. Compensation cost related to stock options recognized in operating results under SFAS No. 123R was $53,000 and $43,000 in the three months ended March 31, 2007 and 2006, respectively. The associated future income tax benefit recognized was $6,000 and $5,000 in the three months ended March 31, 2007 and 2006, respectively.

The following table summarizes information about stock option activity for the three months ended March 31, 2007:

			Weighted
		Weighted	Average
		Average	Remaining
		Exercise	Contractual	Intrinsic Value
	Shares	Price	Term	(in thousands)
Options outstanding at December 31, 2006	290,914	$11.62
Options granted	155,700	16.37
Options exercised	(8,841)	7.43
Options cancelled	—	—

Options outstanding at March 31, 2007	437,773	$13.40	6.8	$1,138

Options exercisable at March 31, 2007	182,309	$10.70	5.7	$966

Expected to vest after March 31, 2007	255,464	$15.33	7.6	$172

The total intrinsic value of options (which is the amount by which the stock price exceeded the exercise price of the options on the date of exercise) exercised during the three months ended March 31, 2007 was $80,000. During the three months ended March 31, 2007, the amount of cash received from the exercise of stock options was $17,000.
At March 31, 2007, there was $886,000 of total unrecognized compensation cost related to non-vested stock option awards which is expected to be recognized over a weighted-average period of 3.4 years. The total fair value of options vested during the three months ended March 31, 2007 was $6,000.
8. INCOME TAXES
In July 2006, the Financial Accounting Standards Board (FASB) issued Financial Accounting Standards Interpretation No. 48 (FIN 48), Accounting for Uncertainty in Income Taxes—an Interpretation of FASB statement No. 109. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. FIN 48 also prescribes a recognition threshold and measurement standard for the financial statement recognition and measurement of an income tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosures and transitions. The Company has adopted FIN 48 as of January 1, 2007.
The Company previously recognized income tax positions based on management’s estimate of whether it is reasonably possible that a liability has been incurred for unrecognized income tax benefits by applying FASB Statement No. 5, Accounting for Contingencies.
The provisions of FIN 48 have been applied to all tax positions of the Company as of January 1, 2007. There was no cumulative effect of applying the provisions of FIN 48 and there was no material effect on the Company’s provision for income taxes for the three months ended March 31, 2007. The Company recognizes interest accrued related to unrecognized tax benefits and accruals for penalties in income tax expense.

9. RECENT ACCOUNTING DEVELOPMENTS
Fair Value Option for Financial Assets and Financial Liabilities
In February 2007, the FASB issued Statement No. 159 (SFAS 159), The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement No. 115. This standard permits an entity to choose to measure many financial instruments and certain other items at fair value at specified election dates. The entity will report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. The fair value option: (a) may be applied instrument by instrument, with a few exceptions, such as investments otherwise accounted for by the equity method; (b) is irrevocable (unless a new election date occurs); and (c) is applied only to entire instruments and not to portions of instruments. The provisions of SFAS 159 are effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. Management did not elect to early adopt SFAS 159 and has not yet completed its evaluation of the impact that SFAS 159 will have.
10. SUBSEQUENT EVENTS
On April 18, 2007, the Company declared a common stock cash dividend of $0.15 per share. The dividend will be payable on May 15, 2007 to its shareholders of record on April 30, 2007.

PART I – FINANCIAL INFORMATION
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS
Certain matters discussed in this Quarterly Report are forward-looking statements that are subject to risks and uncertainties that could cause actual results to differ materially from those projected in the forward-looking statements. Such risks and uncertainties include, among others, (1) significant increases in competitive pressures in the financial services industry; (2) changes in the interest rate environment resulting in reduced margins; (3) general economic conditions, either nationally or regionally, maybe less favorable than expected, resulting in, among other things, a deterioration in credit quality; (4) changes in regulatory environment; (5) loss of key personnel; (6) fluctuations in the real estate market; (7) changes in business conditions and inflation; (8) operational risks including data processing systems failures or fraud; and (9) changes in securities markets. Therefore, the information set forth herein should be carefully considered when evaluating the business prospects of Plumas Bancorp (the “Company”).
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
INTRODUCTION
The following discussion and analysis sets forth certain statistical information relating to the Company as of March 31, 2007 and December 31, 2006 and for the three month periods ended March 31, 2007 and 2006. This discussion should be read in conjunction with the condensed consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q and the consolidated financial statements and notes thereto included in Plumas Bancorp’s Annual Report filed on Form 10-K for the year ended December 31, 2006.
Plumas Bancorp trades on The NASDAQ Capital Market under the ticker symbol “PLBC”.
CASH DIVIDEND
On April 18, 2007, the Company declared a semi-annual common stock cash dividend of $0.15 per share. . This represents a 15% increase in the semi-annual cash dividend per share from 13 cents paid on May 15, 2006. The dividend will be payable on May 14, 2007 to its shareholders of record on April 30, 2007.
CRITICAL ACCOUNTING POLICIES AND ESTIMATES
There have been no changes to the Company’s critical accounting policies from those disclosed in the Company’s 2006 Annual Report to Shareholders’ on Form 10-K.
This discussion should be read in conjunction with our unaudited condensed consolidated financial statements, including the notes thereto, appearing elsewhere in this report.

OVERVIEW
The Company’s net income decreased $227 thousand, or 19%, to $948 thousand for the three months ended March 31, 2007 from $1,175 thousand for the same period in 2006. An increase of $96 thousand in net interest income, a $61 thousand increase in non-interest income and decreases of $50 thousand in the provision for loan losses and $166 thousand in the provision for income taxes were offset by an increase of $600 thousand in non-interest expenses, primarily in salaries and benefits and occupancy and equipment.
Total assets at March 31, 2007 were $472 million, a slight decrease of $1 million from the $473 million at December 31, 2006. A decrease in investment securities of $7.9 million, primarily related to anticipated maturities during the first quarter of 2007, was available to fund an increase of $5.5 million in net loans. Deposits increased by $3.2 million, or less than 1%, to $405 million at March 31, 2007 from $402 million at December 31, 2006. An increase of $15 million in time deposits offset decreases in other categories of deposits. As a result of the increase in deposits and maturities of the investment securities, the Company was also able to reduce its short-term borrowings by $5.2 million from $20 million at December 31, 2006 to $14.8 million at March 31, 2007.
The annualized return on average assets was 0.82% for the three months ended March 31, 2007 down from 1.02% for the same period in 2006. The annualized return on average equity was 10.5% for the three months ended March 31, 2007 down from 14.8% for the same period in 2006.
RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2007
Net interest income before provision for loan losses. Net interest income, on a nontax-equivalent basis, was $5.5 million for the three months ended March 31, 2007, an increase of $96 thousand, or 2%, from $5.4 million for the same period in 2006. The increase in net interest income can be primarily attributed to increases in the Company’s average loan balances and average loan yield, mostly offset by decreases in average investment securities and average federal funds sold and the change in mix of and increase in the cost of average interest bearing liabilities. Net interest margin for the three months ended March 31, 2007 increased 10 basis points, or 2%, to 5.24%, up from 5.14% for the same period in 2006.
Interest income increased $621 thousand or 9%, to $7.6 million for the three months ended March 31, 2007 primarily as a result of the volume and rate increases in loan balances. Interest and fees on loans increased $901 thousand to $6.9 million for the three months ended March 31, 2007 as compared to $6.0 million during the first quarter of 2006. The Company’s average loan balances were $354 million for the three months ended March 31, 2007, up $32.5 million, or 10%, from the $321 million for the same period in 2006. The average rate earned on the Company’s loan balances increased 34 basis points to 7.92% during the first three months of 2007 compared to 7.58% during the first three months of 2006. The Company experienced a decline of $165 thousand in interest on investment securities and $115 thousand in interest on federal funds sold primarily related to a decline in the average balance of these assets.
Primarily related to an increase in the cost of interest-bearing liabilities, interest expense increased $525 thousand, or 34%, to $2.1 million for the three months ended March 31, 2007, up from $1.6 million for the same period in 2006. Consistent with market conditions in the Company’s service area, the Company has experienced a change in the mix of its deposit accounts from the first quarter of 2006, with growth in higher rate time and Money Fund Plu$ accounts and decreases in accounts offering lower rates such as the Company’s money market and savings accounts and non-interest bearing demand deposits. Money Fund Plu$ is a high interest bearing checking account designed to pay rates comparable to those available on a typical brokerage account.
This change in mix and an increase in the average rate paid on time deposits has resulted in an increase in the average rate paid on the Company’s interest bearing deposits of 52 basis points from 1.85% for the quarter ended March 31, 2006 to 2.37% for the first current quarter of 2007 and an increase in interest expense on deposits of $314 thousand. The average rate paid on time deposits increased from 3.26% during the three months ended March 31, 2006 to 4.16% during the first quarter of 2007. This increase includes an increase in market rates in the Company’s service area and the effect of a promotional 5-month certificate of deposit introduced during the fourth quarter of 2006. The average rate paid on this promotional certificate of deposit during the quarter ended March 31, 2007 was 5.11% and the average balance was $22.5 million.

The remaining increase in interest expense relates to an increase in short-term borrowings and rates paid on trust preferred securities. The Company had average short-term borrowings of $14.1 million with an average cost of 5.37% during the first quarter of 2007. There were no short-term borrowings outstanding during the first quarter of 2006. The average rate paid on the Company’s trust preferred securities (junior subordinated debentures) increased 90 basis points to 8.1% for the three months ended March 31, 2007 from 7.2% during the first quarter of 2006. The rate on the trust preferred securities is tied to the LIBOR rate and will increase/decrease with increases/decreases in LIBOR.
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

	For the Three Months Ended March 31, 2007			For the Three Months Ended March 31, 2006
	Average Balance	Interest	Yield/	Average Balance	Interest	Yield/
	(in thousands)	(in thousands)	Rate	(in thousands)	(in thousands)	Rate
Interest-earning assets:
Loans (1) (2)	$353,640	$6,905	7.92%	$321,136	$6,004	7.58%
Investment securities (1)	70,700	653	3.75%	93,366	818	3.55%
Federal funds sold	175	2	4.63%	10,745	117	4.42%

Total interest-earning assets	424,515	7,560	7.22%	425,247	6,939	6.62%

Cash and due from banks	12,597			14,042
Other assets	32,616			29,721

Total assets	$469,728			$469,010

Interest-bearing liabilities:
NOW deposits	$79,600	369	1.88%	$72,658	263	1.47%
Money market deposits	44,566	106	0.96%	64,731	201	1.26%
Savings deposits	53,487	77	0.58%	63,945	116	0.74%
Time deposits	109,566	1,123	4.16%	97,227	781	3.26%
Short-term borrowings	14,053	186	5.37%	—	—	—%
Other interest-bearing liabilities	300	6	8.11%	273	4	5.94%
Junior subordinated debentures	10,310	206	8.10%	10,310	183	7.20%

Total interest-bearing liabilities	311,882	2,073	2.70%	309,144	1,548	2.03%

Non-interest bearing deposits	116,284			123,102
Other liabilities	4,982			4,642
Shareholders’ equity	36,580			32,122

Total liabilities & equity	$469,728			$469,010

Cost of funding interest-earning assets (3)			1.98%			1.48%
Net interest income and margin (4)		$5,487	5.24%		$5,391	5.14%

(1)	Not computed on a tax-equivalent basis.

(2)	Net loan costs included in loan interest income for the three-month periods ended March 31, 2007 and 2006 were $177,000 and $84,000, respectively.

(3)	Total annualized interest expense divided by the average balance of total earning assets.

(4)	Annualized net interest income divided by the average balance of total earning assets.

The following table sets forth changes in interest income and interest expense for the three-month periods indicated and the amount of change attributable to variances in volume, rates and the combination of volume and rates based on the relative changes of volume and rates:

	2007 over 2006 change in net interest income
	for the three months ended March 31
	(in thousands)
	Volume (1)	Rate (2)	Mix (3)	Total
Interest-earning assets:
Loans	$608	$266	$27	$901
Investment securities	(198)	44	(11)	(165)
Federal funds sold	(115)	6	(6)	(115)

Total interest income	295	316	10	621

Interest-bearing liabilities:
NOW deposits	25	74	7	106
Money market deposits	(63)	(47)	15	(95)
Savings deposits	(19)	(24)	4	(39)
Time deposits	99	216	27	342
Short-term borrowings	—	—	186	186
Other interest-bearing liabilities	1	1	—	2
Junior subordinated debentures	—	23	—	23

Total interest expense	43	243	239	525

Net interest income	$252	$73	$(229)	$96

(1)	The volume change in net interest income represents the change in average balance multiplied by the previous year’s rate.

(2)	The rate change in net interest income represents the change in rate multiplied by the previous year’s average balance.

(3)	The mix change in net interest income represents the change in average balance multiplied by the change in rate.
Provision for loan losses. The Company recorded $250,000 in provision for loan losses for the quarter ended March 31, 2007 and $300,000 for the three month periods ended March 31, 2006. Management assesses its loan quality monthly to maintain an adequate allowance for loan losses. Based on information currently available, management believes that the allowance for loan losses is adequate to absorb probable losses in the portfolio. However, no assurance can be given that the Company may not sustain charge-offs which are in excess of the allowance in any given period. The Company’s loan portfolio composition and non-performing assets are further discussed under the financial condition section below.
Non-interest income. During the three months ended March 31, 2007 non-interest income increased by $61 thousand to $1.3 million, from $1.2 million during the quarter ended March 31, 2006. The Company had increases in gains on sale of loans of $31 thousand, investment services income increased by $30 thousand and the Company recorded gains on the sale of repossessed vehicles of $20 thousand. Partially offsetting these increases was a decrease of $32 thousand in miscellaneous other income.

The following table describes the components of non-interest income for the three-month periods ending March 31, 2007 and 2006 in thousands:

	For the Three
	Months
	Ended March 31		Dollar	Percentage
	2007	2006	Change	Change
Service charges on deposit accounts	$855	$859	$(4)	-0.5%
Earnings on life insurance policies	102	94	8	8.5%
Merchant processing income	60	61	(1)	-1.6%
Investment services income	52	22	30	136.4%
Official check fees	41	35	6	17.1%
Federal Home Loan Bank dividends	31	23	8	34.8%
Customer service fees	30	28	2	7.1%
Gain (loss) on sale of loans	27	(4)	31	775.0%
Mortgage loan commission and servicing fees	25	30	(5)	-16.7%
Gain on sale of real estate and vehicles	20	—	20	—%
Safe deposit box and night depository income	18	20	(2)	-10.0%
Printed check fee income	15	11	4	36.4%
Other deposit account fees	11	15	(4)	-26.7%
Other	(16)	16	(32)	-200.0%

Total non-interest income	$1,271	$1,210	$61	5.0%

Non-interest expense. During the three months ended March 31, 2007, total non-interest expense increased $600 thousand, or 14%, to $5.0 million, up from $4.4 million for the comparable period in 2006. The increase in non-interest expense was primarily the result of increases in salaries and employee benefits, occupancy and equipment costs and professional fees.
Salaries and other employee benefits increased $291 thousand, or 11%, over the same three-month period last year. Salaries costs increased by $227 thousand which included annual merit increases as well as additional employees primarily related to the Company’s Reno, Nevada loan production office, its expanded Truckee, California branch and administration staffing including additions to the accounting and human resource departments. During the fourth quarter of 2006 the Company completed construction and opened a new Bank owned branch in Truckee, California. This replaced a much smaller leased facility. Also in the fourth quarter of 2006 we opened a commercial real estate loan office in Reno, Nevada. The other significant component of the increase in salaries and employee benefits was a $52 thousand reduction in the deferral of loan origination costs primarily related to a reduction in the volume of consumer loans.
The increase in occupancy and equipment includes $78 thousand related to the new Truckee branch and $14 thousand related to the Reno loan production office. The increase in professional fees primarily relates to an outside evaluation of our core banking software requirements. The Company is reaching the capacity of its current software and is evaluating alternatives; however it is not anticipated than any changes will be made during the current year.

The following table describes the components of non-interest expense for the three-month periods ending March 31, 2007 and 2006, in thousands:

	For the Three
	Months
	Ended March 31		Dollar	Percentage
	2007	2006	Change	Change
Salaries and employee benefits	$2,828	$2,537	$291	11.5%
Occupancy and equipment	910	750	160	21.3%
Professional fees	207	164	43	26.2%
Outside service fees	156	142	14	9.9%
Advertising and shareholder relations	139	99	40	40.4%
Business development	125	133	(8)	-6.0%
Telephone and data communication	103	86	17	19.8%
Director compensation	93	88	5	5.7%
Stationery and supplies	77	74	3	4.1%
Deposit premium amortization	75	75	—	—%
Armored car and courier	66	65	1	1.5%
Postage	60	63	(3)	-4.8%
Loan and collection expenses	44	27	17	63.0%
Insurance	37	42	(5)	-11.9%
Other	88	63	25	39.7%

Total non-interest expense	$5,008	$4,408	$600	13.6%

Provision for income taxes. The provision for income taxes was $552 thousand, or 36.8% of pre-tax income for the three months ended March 31, 2007. This compares to $718 thousand or 37.9% of pre-tax income during the first three months of 2006. The decrease of 1.1% includes the effect of an increase, during the 2007 quarter, in the percentage of tax-exempt income as a percentage of pre-tax income.
FINANCIAL CONDITION
Loan portfolio composition. The Company continues to manage the mix of its loan portfolio consistent with its identity as a community bank serving the financing needs of all sectors of the area it serves. Although the Company offers a broad array of financing options, it continues to concentrate its focus on small- to medium-sized commercial businesses. These commercial loans are diversified as to the industries and types of businesses, thus limiting material exposure from any one industry concentration. The Company offers both fixed and floating rate loans and obtains collateral in the form of real property, business assets and deposit accounts, but looks to business and personal cash flows as its primary source of repayment. The composition of the Company’s loan portfolio has remained relatively unchanged from December 31, 2006. Real estate mortgage loans increased to 34% of total gross loans at March 31, 2007 from 33% at December 31, 2006. Consumer loans declined to 25% of total gross loans from 26% at December 31, 2006. Commercial, agricultural and real estate construction loans were 10%, 10% and 21%, respectively of total gross loans at March 31, 2007 and December 31, 2006.
The Company expects the level of consumer loans to continue to decline in the future. Over the past three years, to fully utilize available deposits and build our consumer loan portfolio, the Company had been aggressive in seeking out dealer auto loans. Beginning in late 2006 and continuing into 2007 we began to deemphasize our auto lending activities. Recently, the head of the Company’s auto lending department resigned. The Company does not expect to replace this position. It is our expectation that the payoffs from our auto loan portfolio can be replaced by other, higher yielding, loans.

Nonperforming assets. Nonperforming loans at March 31, 2007 were $1,072 thousand, an increase of $59 thousand over the $1,013 thousand balance at December 31, 2006. Nonperforming assets (which is comprised of nonperforming loans plus repossessed vehicle holdings) at March 31, 2007 were $1,144 thousand, an increase of $84 thousand over the $1,060 thousand balance at December 31, 2006.
Nonperforming loans as a percentage of total loans increased slightly to 0.30% at March 31, 2007 up from 0.29% at December 31, 2006. In addition, nonperforming assets as a percentage of total assets also increased to 0.24% at March 31, 2007 up from 0.22% at December 31, 2006.
Analysis of allowance for loan losses. Net charge-offs during the three months ended March 31, 2007 totaled $17 thousand, or less than 0.01% of average loans, compared to $120 thousand, or 0.04% of average loans, for the comparable period in 2006. Net charge-offs during the first three months of 2007 were comprised of $134 thousand of charge-offs offset by $117 thousand in recoveries, compared to $175 thousand of charge-offs offset by $55 thousand in recoveries for the same period in 2006. The allowance for loan losses was 1.15% of total loans as of March 31, 2007 up from 1.10% as of December 31, 2006. Based on an evaluation of the credit quality of the loan portfolio and delinquency trends and charge-offs, management believes the allowance for loan losses to be adequate. However, no prediction of the ultimate level of loans charged off in future years can be made with any certainty.
The following table provides certain information for the three-month period indicated with respect to the Company’s allowance for loan losses as well as charge-off and recovery activity, in thousands:

	For the Three Months
	Ended March 31,
	2007	2006
Balance at January 1,	$3,917	$3,256

Charge-offs:
Commercial and agricultural		(77)
Real estate mortgage	—	—
Real estate construction	—	—
Consumer	(134)	(98)

Total charge-offs	(134)	(175)

Recoveries:
Commercial and agricultural	46	19
Real estate mortgage	—	—
Real estate construction	—	—
Consumer	71	36

Total recoveries	117	55

Net charge-offs	(17)	(120)

Provision for loan losses	250	300

Balance at March 31,	$4,150	$3,436

Net charge-offs during the three-month period to average loans	0.00%	0.04%
Allowance for loan losses to total loans	1.15%	1.06%
Investment securities. Investment securities decreased $8 million to $67 million at March 31, 2007, down from $75 million at December 31, 2006. The investment portfolio balances in U.S. Treasuries, U.S. Government agencies, corporate debt securities and municipal obligations comprised 8%, 61%, 10% and 21%, respectively, of the Company’s investment portfolio at March 31, 2007 versus 7%, 64%, 10%, and 19% at December 31, 2006. The decrease in the overall investment portfolio resulted from maturities, calls and pay downs that were used to provide funding for loan growth and liquidity.

Premises and equipment. Premises and equipment decreased by $37 thousand from $15.19 million at December 31, 2006 to $15.15 million at March 31, 2007.
Deposits. Total deposits were $405 million as of March 31, 2007, a slight increase of $3.2 million, or 0.8%, from the December 31, 2006 balance of $402 million. Declines in non-interest bearing demand deposits, interest bearing transaction accounts, money market and savings deposits were offset by an increase in time deposits. The increase in time deposits primarily relates to a promotional 5 month certificate of deposit. At March 31, 2007 we had $33 million in this promotional certificate of deposit with an average rate paid, during the quarter ended March 31, 2007, of 5.11%.
The Company continues to manage the mix of its deposits consistent with its identity as a community bank serving the financial needs of its customers. Time deposits increased to 29% of total deposits as of March 31, 2007 up from 25% as of December 31, 2006. Non-interest bearing demand deposits decreased to 28% of total deposits at March 31, 2007 down from 30% at December 31, 2006. Interest bearing transaction accounts decreased to 19% of total deposits at March 31, 2007, down from 20% at December 31, 2006. Money market and savings deposits decreased slightly to 24% of total deposits at March 31, 2007 from 25% at December 31, 2006.
Short-term borrowings. Short-term borrowings at March 31, 2007 consisted of $14,800,000 in one day Federal Home Loan Bank (“FHLB”) advances, a decline of $5,200,000 from the $20,000,000 balance in FHLB advances outstanding at December 31, 2006. The rate paid on short-term borrowings at March 31, 2007 was 5.59%.
CAPITAL RESOURCES
Shareholders’ equity as of March 31, 2007 increased $677 thousand, or 1.9%, to $36.5 million up from $35.9 million as of December 31, 2006. This increase was the result of earnings during the first quarter of 2007 of $948 thousand million and a decrease in accumulated other comprehensive loss of $149 thousand, partially offset by the repurchase of stock under the Company’s stock buy back plan.
On January 22, 2007 the Company announced that its Board of Directors authorized a common stock repurchase plan. The plan calls for the repurchase of up to 250,000 shares, or approximately 5%, of the Company’s shares outstanding as of January 22, 2007. During the first quarter of 2007 the Company repurchased 29,500 shares at an average cost, including commission, of $16.60 per share for a total cost of $490 thousand.
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
Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios of total and Tier 1 capital to risk-weighted assets and of Tier 1 capital to average assets. Each of these components is defined in the regulations. Management believes that the Company met all its capital adequacy requirements and that the Bank met the requirements to be considered well capitalized under the regulatory framework for prompt corrective action as of March 31, 2007.

The following table presents the Company’s and the Bank’s capital ratios as of March 31, 2007 and December 31, 2006, in thousands:

	March 31, 2007		December 31,2006
	Amount	Ratio	Amount	Ratio
Tier 1 Leverage Ratio

Plumas Bancorp and Subsidiary	$45,810	9.8%	$45,206	9.5%
Minimum regulatory requirement	18,739	4.0%	18,955	4.0%
Plumas Bank	44,184	9.4%	44,094	9.3%
Minimum requirement for “Well-Capitalized” institution	23,397	5.0%	23,669	5.0%
Minimum regulatory requirement	18,718	4.0%	18,935	4.0%

Tier 1 Risk-Based Capital Ratio

Plumas Bancorp and Subsidiary	45,810	11.1%	45,206	10.9%
Minimum regulatory requirement	16,572	4.0%	16,610	4.0%
Plumas Bank	44,184	10.7%	44,094	10.6%
Minimum requirement for “Well-Capitalized” institution	24,826	6.0%	24,885	6.0%
Minimum regulatory requirement	16,550	4.0%	16,590	4.0%

Total Risk-Based Capital Ratio

Plumas Bancorp and Subsidiary	49,960	12.1%	49,123	11.8%
Minimum regulatory requirement	33,144	8.0%	33,221	8.0%
Plumas Bank	48,334	11.7%	48,011	11.6%
Minimum requirement for “Well-Capitalized” institution	41,376	10.0%	41,475	10.0%
Minimum regulatory requirement	33,101	8.0%	33,180	8.0%
LIQUIDITY
The Company manages its liquidity to provide the ability to generate funds to support asset growth, meet deposit withdrawals (both anticipated and unanticipated), fund customers’ borrowing needs, satisfy maturity of short-term borrowings and maintain reserve requirements. The Company’s liquidity needs are managed using assets or liabilities, or both. On the asset side the Company maintains cash and due from banks along with an investment portfolio containing U.S. government securities, agency securities and corporate bonds that are not classified as held-to-maturity. On the liability side, liquidity needs are managed by charging competitive offering rates on deposit products and the use of established lines of credit from correspondent financial institutions and the Federal Home Loan Bank.
The Company has unsecured short-term borrowing agreements with two of its correspondent banks in the amounts of $10 million and $5 million. In addition, the Company can borrow up to $93 million from the Federal Home Loan Bank secured by commercial and residential mortgage loans. At March 31, 2007 the Company had outstanding borrowings from the Federal Home Loan Bank of $14.8 million and no outstanding borrowings from its correspondent banks.
Customer deposits are the Company’s primary source of funds. Those funds are held in various types of accounts with varying maturities. The Company currently does not accept brokered deposits. During the first quarter of 2007, deposits increased $3.2 million, or 0.8%, from the December 31, 2006 balance of $402 million. The Company has historically experienced a seasonal trend in regards to deposits; whereas the majority of the Company’s annual deposit growth has historically occurred in the late spring, summer and fall months.

The Company’s investment securities not classified as held-to-maturity, cash and due from banks and short-term borrowings from correspondent banks and the Federal Home Loan Bank serve as primary sources of liquidity, providing adequate funding for loans during periods of high loan demand. During periods of decreased lending activity, proceeds from the maturity or sale of investment securities, loan payments, and new deposits are invested in short-term earning assets, such as Federal funds sold and investment securities, to serve as a source of funding for future loan growth. Management believes that the Company’s available sources of funds, including short-term borrowings, will provide adequate liquidity for its operations in the foreseeable future.
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
In management’s opinion there has not been a material change in the Company’s market risk or interest rate risk profile for the three months ended March 31, 2007 compared to December 31, 2006 as discussed in the Company’s 2006 annual report on Form 10-K.

ITEM 4. CONTROLS AND PROCEDURES
The Company’s Chief Executive Officer and Chief Financial Officer, based on their evaluation of the Company’s disclosure controls and procedures as of the end of the Company’s fiscal quarter ended March 31, 2007 (as defined in Exchange Act Rule 13a—15(e), have concluded that the Company’s disclosure controls and procedures are adequate and effective for purposes of Rule 13a—15(e) in timely alerting them to material information relating to the Company required to be included in the Company’s filings with the SEC under the Securities Exchange Act of 1934.
There were no significant changes in the Company’s internal control over financial reporting or in other factors that could significantly affect internal controls that occurred during the Company’s fiscal quarter ended March 31, 2007.
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
ITEM 1A RISK FACTORS
In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2006, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.”
ITEM 2. UNREGISTERD SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
     (a) None.
     (b) None.
     (c) Issuer Purchases of Equity Securities

			Total Number of
			Shares
			Purchased as
			Part of	Maximum
	Total	Average	Publicly	Number of Shares
	Number of	Price Paid	Announced	That May Yet Be
	Shares	per Share	Plans or	Purchased Under the
Period	Purchased (1)	(2)	Programs (3)	Plans or Programs (3)
January 1, 2007 to January 31, 2007	0	$0.00	0	250,000
February 1, 2007 to February 28, 2007	24,650	$16.56	22,500	227,500
March 1, 2007 to March 31, 2007	7,800	$16.68	7,000	220,500

Total	32,450	$16.59	29,500

(1)	The difference between total number of shares purchased and the total number of shares purchased as part of publicly announced programs is due to repurchases of common stock from certain employees in connection with their exercise of stock options.

(2)	Includes commissions.

(3)	On January 22, 2007 the Company announced that its Board of Directors authorized a common stock repurchase plan. The plan calls for the repurchase of up to 250,000 shares, or approximately 5%, of the Company’s shares outstanding as of January 22, 2007.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
None.
ITEM 5. OTHER INFORMATION
None.

ITEM 6. EXHIBITS
The following documents are included or incorporated by reference in this Quarterly Report on Form 10Q:
3.1	Articles of Incorporation as amended of Registrant included as exhibit 3.1 to the Registrant’s Form S-4, File No. 333-84534, which is incorporated by reference herein.

3.2	Bylaws of Registrant included as exhibit 3.2 to the Registrant’s Form S-4, File No. 333-84534, which is incorporated by reference herein.

3.3	Amendment of the Articles of Incorporation of Registrant dated November 1, 2002, is included as Exhibit 3.3 to the Registrant’s 10-Q for September 30, 2005, which is incorporated by this reference herein.

3.4	Amendment of the Articles of Incorporation of Registrant dated August 17, 2005, is included as Exhibit 3.4 to the Registrant’s 10-Q for September 30, 2005, which is incorporated by this reference herein.

4	Specimen form of certificate for Plumas Bancorp included as exhibit 4 to the Registrant’s Form S-4, File No. 333-84534, which is incorporated by reference herein.

10.1	Executive Salary Continuation Agreement of Andrew J. Ryback dated August 23, 2005, is included as Exhibit 10.1 to the Registrant’s 8-K filed on October 17, 2005, which is incorporated by this reference herein.

10.2	Split Dollar Agreement of Andrew J. Ryback dated August 23, 2005, is included as Exhibit 10.2 to the Registrant’s 8-K filed on October 17, 2005, which is incorporated by this reference herein.

10.5	Employment Agreement of Douglas N. Biddle dated January 1, 2006 is included as Exhibit 10.5 to the Registrant’s 8-K filed on March 15, 2006, which is incorporated by this reference herein.

10.6	Executive Salary Continuation Agreement as amended of Douglas N. Biddle dated June 2, 1994, is included as Exhibit 10.6 to the Registrant’s 10-QSB for June 30, 2002, which is incorporated by this reference herein.

10.7	Split Dollar Agreements of Douglas N. Biddle dated January 24, 2002, is included as Exhibit 10.7 to the Registrant’s 10-QSB for June 30, 2002, which is incorporated by this reference herein.

10.8	Director Retirement Agreement of John Flournoy dated March 21, 2007.

10.9	Executive Salary Continuation Agreement as amended of Dennis C. Irvine dated June 2, 1994, is included as Exhibit 10.9 to the Registrant’s 10-QSB for June 30, 2002, which is incorporated by this reference herein.

10.10	Split Dollar Agreements of Dennis C. Irvine dated January 24, 2002, is included as Exhibit 10.10 to the Registrant’s 10-QSB for June 30, 2002, which is incorporated by this reference herein.

10.11	First Amendment to Executive Salary Continuation Agreement of Robert T. Herr dated September 15, 2004, is included as Exhibit 10.11 to the Registrant’s 8-K filed on September 17, 2004, which is incorporated by this reference herein.

10.13	Deferred Fee Agreement as amended of Jerry V. Kehr dated August 19, 1998, is included as Exhibit 10.13 to the Registrant’s 10-QSB for June 30, 2002, which is incorporated by this reference herein.

10.14	Amended and Restated Director Retirement Agreement of Jerry V. Kehr dated April 28, 2000, is included as Exhibit 10.14 to the Registrant’s 10-QSB for June 30, 2002, which is incorporated by this reference herein.

10.15	Consulting Agreement of Jerry V. Kehr dated May 10, 2000, is included as Exhibit 10.15 to the Registrant’s 10-QSB for June 30, 2002, which is incorporated by this reference herein.

10.16	Deferred Fee Agreement of Jerry V. Kehr dated December 21, 2005 is included as Exhibit 10.16 to the Registrant’s 8-K filed on March 15, 2006, which is incorporated by this reference herein.

10.18	Amended and Restated Director Retirement Agreement of Daniel E. West dated May 10, 2000, is included as Exhibit 10.18 to the Registrant’s 10-QSB for June 30, 2002, which is incorporated by this reference herein.

10.19	Consulting Agreement of Daniel E. West dated May 10, 2000, is included as Exhibit 10.19 to the Registrant’s 10-QSB for June 30, 2002, which is incorporated by this reference herein.

10.20	Split Dollar Agreements of Robert T. Herr dated September 15, 2004, is included as Exhibit 10.20 to the Registrant’s 8-K filed on September 17, 2004, which is incorporated by this reference herein.

10.21	Amended and Restated Director Retirement Agreement of Alvin G. Blickenstaff dated April 19, 2000, is included as Exhibit 10.21 to the Registrant’s 10-QSB for June 30, 2002, which is incorporated by this reference herein.

10.22	Consulting Agreement of Alvin G. Blickenstaff dated May 8, 2000, is included as Exhibit 10.22 to the Registrant’s 10-QSB for June 30, 2002, which is incorporated by this reference herein.

10.24	Amended and Restated Director Retirement Agreement of Gerald W. Fletcher dated May 10, 2000, is included as Exhibit 10.24 to the Registrant’s 10-QSB for June 30, 2002, which is incorporated by this reference herein.

10.25	Consulting Agreement of Gerald W. Fletcher dated May 10, 2000, is included as Exhibit 10.25 to the Registrant’s 10-QSB for June 30, 2002, which is incorporated by this reference herein.

10.27	Amended and Restated Director Retirement Agreement of Arthur C. Grohs dated May 9, 2000, is included as Exhibit 10.27 to the Registrant’s 10-QSB for June 30, 2002, which is incorporated by this reference herein.

10.28	Consulting Agreement of Arthur C. Grohs dated May 9, 2000, is included as Exhibit 10.28 to the Registrant’s 10-QSB for June 30, 2002, which is incorporated by this reference herein.

10.30	Amended and Restated Director Retirement Agreement of Christine McArthur dated May 12, 2000, is included as Exhibit 10.30 to the Registrant’s 10-QSB for June 30, 2002, which is incorporated by this reference herein.

10.31	Consulting Agreement of Christine McArthur dated May 12, 2000, is included as Exhibit 10.31 to the Registrant’s 10-QSB for June 30, 2002, which is incorporated by this reference herein.

10.33	Amended and Restated Director Retirement Agreement of Terrance J. Reeson dated April 19, 2000, is included as Exhibit 10.33 to the Registrant’s 10-QSB for June 30, 2002, which is incorporated by this reference herein.

10.34	Consulting Agreement of Terrance J. Reeson dated May 10, 2000, is included as Exhibit 10.34 to the Registrant’s 10-QSB for June 30, 2002, which is incorporated by this reference herein.

10.39	Deferred Fee Agreement of Thomas Watson dated March 3, 2001, is included as Exhibit 10.39 to the Registrant’s 10-QSB for June 30, 2002, which is incorporated by this reference herein.

10.40	Form of Indemnification Agreement, is included as Exhibit 10.41 to the Registrant’s 10-QSB for June 30, 2002, which is incorporated by this reference herein.

10.41	2001 Stock Option Plan as amended is included as exhibit 99.1 of the Form S-8 filed July 23, 2002, File No. 333-96957.

10.43	Plumas Bank 401(k) Profit Sharing Plan as amended is included as exhibit 99.1 of the Form S-8 filed February 14, 2003, File No. 333-103229.

10.44	Executive Salary Continuation Agreement of Robert T. Herr dated June 4, 2002, is included as Exhibit 10.44 to the Registrant’s 10-Q for March 31, 2003, which is incorporated by this reference herein.

10.46	1991 Stock Option Plan as amended is included as Exhibit 10.46 to the Registrant’s 10-Q for September 30, 2004, which is incorporated by this reference herein.

10.47	Specimen form of Incentive Stock Option Agreement under the 1991 Stock Option Plan is included as Exhibit 10.47 to the Registrant’s 10-Q for September 30, 2004, which is incorporated by this reference herein.

10.48	Specimen form of Non-Qualified Stock Option Agreement under the 1991 Stock Option Plan is included as Exhibit 10.48 to the Registrant’s 10-Q for September 30, 2004, which is incorporated by this reference herein.

10.49	Amended and Restated Plumes Bancorp Stock Option Plan is included as Exhibit 10.49 to the Registrant’s 10-Q for September 30, 2006, which is incorporated by this reference herein.

10.59	Director Retirement Agreement of Thomas Watson dated May 1, 2003, is included as Exhibit 10.59 to the Registrant’s 10-Q for June 30, 2003, which is incorporated by this reference herein.

10.60	Consulting Agreement of Thomas Watson dated May 1, 2003, is included as Exhibit 10.60 to the Registrant’s 10-Q for June 30, 2003, which is incorporated by this reference herein.

10.62	Deferred Fee Agreement of Thomas Watson dated December 23, 2004, is included as Exhibit 10.62 to the Registrant’s 8-K filed on January 6, 2005, which is incorporated by this reference herein.

10.63	Deferred Fee Agreement of Jerry V. Kehr dated December 24, 2004, is included as Exhibit 10.63 to the Registrant’s 8-K filed on January 6, 2005, which is incorporated by this reference herein.

11	Computation of per share earnings appears in the attached 10-Q under Plumas Bancorp and Subsidiary Notes to Consolidated Financial Statements as Footnote 5 – Earnings Per Share Computation.

31.1	Rule 13a-14(a) [Section 302] Certification of Principal Financial Officer dated May 9, 2007.

31.2	Rule 13a-14(a) [Section 302] Certification of Principal Executive Officer dated May 9, 2007.

32.1	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 dated May 9, 2007.

32.2	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 dated May 9, 2007.

SIGNATURES
          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
PLUMAS BANCORP
(Registrant)

Date: May 9, 2007

/s/ Andrew J. Ryback

Andrew J. Ryback
Executive Vice President Chief Financial Officer

/s/ Douglas N. Biddle

Douglas N. Biddle
President and Chief Executive Officer