Form 10-Q
period 2007-06-30
PLUMAS BANCORP
filed 2007-08-08
CIK 1168455

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED June 30, 2007

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of August 3, 2007; 4,945,696 shares

PART I – FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
PLUMAS BANCORP
CONDENSED CONSOLIDATED BALANCE SHEET
(Unaudited)
(In thousands, except share data)

	June 30,	December 31,
	2007	2006
Assets
Cash and due from banks	$16,535	$11,293
Federal funds sold	150	—

Cash and cash equivalents	16,685	11,293
Investment securities (fair value of $57,219 at June 30, 2007 and $74,841 at December 31, 2006)	57,453	74,795
Loans, less allowance for loan losses of $4,179 at June 30, 2007 and $3,917 at December 31, 2006 (Notes 3 and 4)	354,815	351,977
Premises and equipment, net	15,016	15,190
Intangible assets, net	1,187	1,337
Bank owned life insurance	9,615	9,449
Accrued interest receivable and other assets	9,180	9,198

Total assets	$463,951	$473,239

Liabilities and Shareholders’ Equity
Deposits:
Non-interest bearing	$115,353	$121,464
Interest bearing	285,311	280,712

Total deposits	400,664	402,176
Short-term borrowings	12,300	20,000
Accrued interest payable and other liabilities	4,312	4,901
Junior subordinated deferrable interest debentures	10,310	10,310

Total liabilities	427,586	437,387

Commitments and contingencies (Note 4)	—	—

Shareholders’ equity (Notes 5 and 7):
Serial preferred stock, no par value; 10,000,000 shares authorized, none issued	—	—
Common stock, no par value; 22,500,000 shares authorized; issued and outstanding – 4,961,796 shares at June 30, 2007 and 5,023,205 shares at December 31, 2006	4,914	4,828
Retained earnings	32,056	31,716
Accumulated other comprehensive loss (Note 6)	(605)	(692)

Total shareholders’ equity	36,365	35,852

Total liabilities and shareholders’ equity	$463,951	$473,239

See notes to unaudited condensed consolidated financial statements.

PLUMAS BANCORP
CONDENSED CONSOLIDATED STATEMENT OF INCOME
(Unaudited)
(In thousands, except per share data)

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2007	2006	2007	2006
Interest Income:
Interest and fees on loans	$7,105	$6,380	$14,010	$12,384
Interest on investment securities:
Taxable	447	645	966	1,332
Exempt from Federal income taxes	132	133	266	264
Interest on Federal funds sold	5	27	8	144

Total interest income	7,689	7,185	15,250	14,124

Interest Expense:
Interest on deposits	1,808	1,421	3,484	2,782
Interest on short-term borrowings	250	39	436	39
Interest on junior subordinated deferrable interest debentures	208	201	414	384
Other	5	4	11	8

Total interest expense	2,271	1,665	4,345	3,213

Net interest income before provision for loan losses	5,418	5,520	10,905	10,911
Provision for Loan Losses	125	300	375	600

Net interest income after provision for loan losses	5,293	5,220	10,530	10,311
Non-Interest Income:
Service charges	902	927	1,757	1,786
Earnings on Bank owned life insurance policies	104	97	205	191
Other	289	303	605	560

Total non-interest income	1,295	1,327	2,567	2,537

Non-Interest Expenses:
Salaries and employee benefits	2,640	2,329	5,468	4,866
Occupancy and equipment	879	810	1,789	1,560
Other	1,222	1,282	2,492	2,403

Total non-interest expenses	4,741	4,421	9,749	8,829

Income before provision for income taxes	1,847	2,126	3,348	4,019
Provision for Income Taxes	713	816	1,266	1,534

Net income	$1,134	$1,310	$2,082	$2,485

Basic earnings per share (Note 5)	$0.23	$0.26	$0.42	$0.50

Diluted earnings per share (Note 5)	$0.23	$0.26	$0.41	$0.49

See notes to unaudited condensed consolidated financial statements.

PLUMAS BANCORP
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited)
(In thousands)

	For the Six Months
	Ended June 30,
	2007	2006
Cash Flows from Operating Activities:
Net income	$2,082	$2,485
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	375	600
Change in deferred loan origination costs/fees, net	197	(398)
Depreciation and amortization	1,124	1,025
Stock-based compensation expense	131	87
Amortization of investment security premiums	96	223
Accretion of investment security discounts	(33)	(46)
Net loss on disposal/sale of premises and equipment	29	8
Net gain on sale of vehicles owned	(28)	(2)
Earnings on Bank owned life insurance policies	(205)	(191)
Expenses on Bank owned life insurance policies	39	36
Increase in accrued interest receivable and other assets	(33)	(852)
Decrease in accrued interest payable and other liabilities	(589)	(614)

Net cash provided by operating activities	3,185	2,361

Cash Flows from Investing Activities:
Proceeds from matured and called available-for-sale investment securities	15,875	12,346
Proceeds from matured and called held-to-maturity investment securities	26	18
Purchases of held-to-maturity investment securities	—	(155)
Proceeds from principal repayments from available-for-sale government-guaranteed mortgage-backed securities	1,526	1,805
Net increase in loans	(3,750)	(15,942)
Proceeds from sale of other vehicles	176	101
Purchase of premises and equipment	(647)	(2,550)

Net cash provided by (used in) investing activities	13,206	(4,377)

Continued on next page.

PLUMAS BANCORP
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited)
(In thousands)
(Continued)

	For the Six Months
	Ended June 30,
	2007	2006
Cash Flows from Financing Activities:
Net decrease in demand, interest bearing and savings deposits	$(23,441)	$(331)
Net increase (decrease) in time deposits	21,929	(8,976)
Net (decrease) increase in short-term borrowings	(7,700)	5,000
Net proceeds from exercise of stock options	17	80
Payment of cash dividends	(750)	(650)
Repurchase and retirement of common stock	(1,054)	—

Net cash used in financing activities	(10,999)	(4,877)

Increase (decrease) in cash and cash equivalents	5,392	(6,893)
Cash and Cash Equivalents at Beginning of Year	11,293	24,596

Cash and Cash Equivalents at End of Period	$16,685	$17,703

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:
Interest expense	$4,026	$3,147
Income taxes	$1,625	$1,655

Non-Cash Investing Activities:
Vehicles acquired through foreclosure	$158	$93
Real Estate acquired through foreclosure	$182	$—
Loan transferred to other assets	$—	$211
Net change in unrealized loss on available-for-sale securities	$87	$(354)

Non-Cash Financing Activities:
Common stock retired in connection with the exercise of stock options	$49	$345
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
The Bank is a California state-chartered bank that was incorporated in July 1980 and opened for business in December 1980. The Bank operates thirteen branches in California, including branches in Alturas, Chester, Fall River Mills, Greenville, Kings Beach, Loyalton, Portola, Quincy, Redding, Susanville, Tahoe City, Truckee and Westwood. The bank also has a commercial lending office in Reno, Nevada. The Bank’s deposits are insured by the Federal Deposit Insurance Corporation (FDIC) up to applicable legal limits. The Bank’s primary source of revenue is generated from providing loans to customers who are predominately small and middle market businesses and individuals residing in the surrounding areas.
2. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
The condensed consolidated financial statements include the accounts of the Company and the accounts of its wholly-owned subsidiary, Plumas Bank. Plumas Statutory Trust I and Plumas Statutory Trust II are not consolidated into the Company’s consolidated financial statements and, accordingly, are accounted for under the equity method. In the opinion of management, the unaudited condensed consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the Company’s financial position at June 30, 2007 and December 31, 2006 and its results of operations for the three-month and six-month periods ended June 30, 2007 and 2006 and its cash flows for the six-month periods ended June 30, 2007 and 2006. Certain reclassifications have been made to prior period’s balances to conform to classifications used in 2007.
The unaudited condensed consolidated financial statements of the Company have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim reporting on Form 10-Q. Accordingly, certain disclosures normally presented in the notes to the annual consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted. The Company believes that the disclosures are adequate to make the information not misleading. These interim financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s 2006 Annual Report to Shareholders on Form 10-K. The results of operations for the three-month and six-month periods ended June 30, 2007 and 2006 may not necessarily be indicative of future operating results. In preparing such financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the balance sheet and revenues and expenses for the periods reported. Actual results could differ significantly from those estimates.
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

3. LOANS
Outstanding loans are summarized below, in thousands:

	June 30,	December 31,
	2007	2006
Commercial	$37,475	$36,182
Agricultural	39,037	35,577
Real estate – mortgage	121,975	116,329
Real estate – construction and land development	75,389	75,930
Consumer	84,133	90,694

	358,009	354,712
Deferred loan costs, net	985	1,182
Allowance for loan losses	(4,179)	(3,917)

	$354,815	$351,977

4. COMMITMENTS AND CONTINGENCIES
The Company is party to claims and legal proceedings arising in the ordinary course of business. In the opinion of the Company’s management, the amount of ultimate liability with respect to such proceedings will not have a material adverse effect on the financial condition or result of operations of the Company taken as a whole.
In the normal course of business, there are various outstanding commitments to extend credit which are not reflected in the financial statements, including loan commitments of $86,706,000 and $101,759,000 and stand-by letters of credit of $318,000 and $564,000 at June 30, 2007 and December 31, 2006, respectively.
Of the loan commitments outstanding at June 30, 2007, $20,831,000 are real estate construction loan commitments that are expected to fund within the next twelve months. The remaining commitments primarily relate to revolving lines of credit or other commercial loans, and many of these are expected to expire without being drawn upon. Therefore, the total commitments do not necessarily represent future cash requirements. Each loan commitment and the amount and type of collateral obtained, if any, are evaluated on an individual basis. Collateral held varies, but may include real property, bank deposits, debt or equity securities or business assets.
Stand-by letters of credit are conditional commitments written to guarantee the performance of a customer to a third party. These guarantees are primarily related to the purchases of inventory by commercial customers and are typically short-term in nature. Credit risk is similar to that involved in extending loan commitments to customers and accordingly, evaluation and collateral requirements similar to those for loan commitments are used. The deferred liability related to the Company’s stand-by letters of credit was not significant at June 30, 2007 or December 31, 2006.

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

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2007	2006	2007	2006
Earnings Per Share:
Basic earnings per share	$0.23	$0.26	$0.42	$0.50
Diluted earnings per share	$0.23	$0.26	$0.41	$0.49
Weighted Average Number of Shares Outstanding:
(in thousands)
Basic shares	4,984	5,000	4,998	4,994
Diluted shares	5,029	5,089	5,050	5,090
Stock options not included in the computation of diluted earnings per share, due to their antidilutive effect, were 230,200 and 10,000 for the three months ended June 30, 2007 and 2006, respectively and 150,400 and 7,500 for the six months ended June 30, 2007 and 2006, respectively.
6. COMPREHENSIVE INCOME
Total comprehensive income for the three months ended June 30, 2007 and 2006 totaled $1,073,000 and $1,055,000, respectively. Comprehensive income is comprised of unrealized (losses), net of taxes, on available-for-sale investment securities, which were $(61,000) and $(255,000) for the three months ended June 30, 2007 and 2006, respectively, together with net income.
Total comprehensive income for the six months ended June 30, 2007 and 2006 totaled $2,169,000 and $2,131,000, respectively. Comprehensive income is comprised of unrealized gains (losses), net of taxes, on available-for-sale investment securities, which were $87,000 and $(354,000) for the six months ended June 30, 2007 and 2006, respectively, together with net income.
At June 30, 2007 and December 31, 2006, accumulated other comprehensive loss, net of taxes, totaled $605,000 and $692,000, respectively, and is reflected as a component of shareholders’ equity.
7. STOCK-BASED COMPENSATION
In 2001 and 1991, the Company established Stock Option Plans for which 897,110 shares of common stock remain reserved for issuance to employees and directors and 479,714 shares are available for future grants under incentive and nonstatutory agreements as of June 30, 2007. The Company granted 155,700 and 2,500 options during the six months ended June 30, 2007 and 2006 respectively. The weighted average grant date fair value of options granted for the six months ended June 30, 2007 and 2006 was $4.53 and $4.60 respectively. Compensation cost related to stock options recognized in operating results under SFAS No. 123R was $78,000 and $43,000 for the quarters ended June 30, 2007 and 2006, respectively. The associated future income tax benefit recognized was $6,000 and $5,000 for the quarters ended June 30, 2007 and 2006, respectively. Compensation cost related to stock options recognized in operating results under SFAS No. 123R was $131,000 and $87,000 in the six months ended June 30, 2007 and 2006, respectively. The associated future income tax benefit recognized was $12,000 and $11,000 for the six months ended June 30, 2007 and 2006, respectively.

The following table summarizes information about stock option activity for the six months ended June 30, 2007:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic Value
	Shares	Price	Term	(in thousands)
Options outstanding at December 31, 2006	290,914	$11.62
Options granted	155,700	16.37
Options exercised	(8,841)	7.43
Options cancelled	(20,377)	16.13

Options outstanding at June 30, 2007	417,396	$13.26	6.5	$641

Options exercisable at June 30, 2007	182,903	$10.70	5.5	$571

Expected to vest after June 30, 2007	234,493	$15.26	7.3	$70

The total intrinsic value of options (which is the amount by which the stock price exceeded the exercise price of the options on the date of exercise) exercised during the six months ended June 30, 2007 was $80,000. During the six months ended June 30, 2007, the amount of cash received from the exercise of stock options was $17,000.
At June 30, 2007, there was $808,000 of total unrecognized compensation cost related to non-vested stock option awards which is expected to be recognized over a weighted-average period of 3.2 years. The total fair value of options vested during the six months ended June 30, 2007 was $8,000.
8. INCOME TAXES
In July 2006, the Financial Accounting Standards Board (FASB) issued Financial Accounting Standards Interpretation No. 48 (FIN 48), Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement No. 109. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. FIN 48 also prescribes a recognition threshold and measurement standard for the financial statement recognition and measurement of an income tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosures and transitions. The Company adopted FIN 48 on January 1, 2007.
The Company previously recognized income tax positions based on management’s estimate of whether it is reasonably possible that a liability has been incurred for unrecognized income tax benefits by applying FASB Statement No. 5, Accounting for Contingencies.
The provisions of FIN 48 have been applied to all tax positions of the Company as of January 1, 2007. There was no cumulative effect of applying the provisions of FIN 48 and there was no significant effect on the Company’s provision for income taxes for the six months ended June 30, 2007. The Company recognizes interest accrued related to unrecognized tax benefits and accruals for penalties in income tax expense

9. RECENT ACCOUNTING DEVELOPMENTS
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
INTRODUCTION
The following discussion and analysis sets forth certain statistical information relating to the Company as of June 30, 2007 and December 31, 2006 and for the three and six month periods ended June 30, 2007 and 2006. This discussion should be read in conjunction with the condensed consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q and the consolidated financial statements and notes thereto included in Plumas Bancorp’s Annual Report filed on Form 10-K for the year ended December 31, 2006.
Plumas Bancorp trades on The NASDAQ Capital Market under the ticker symbol “PLBC”.

CASH DIVIDEND
On April 18, 2007, the Company declared a semi-annual common stock cash dividend of $0.15 per share. This represents a 15% increase in the semi-annual cash dividend per share from $0.13 paid on May 15, 2006. The dividend was paid on May 14, 2007 to shareholders of record on April 30, 2007.
CRITICAL ACCOUNTING POLICIES AND ESTIMATES
There have been no changes to the Company’s critical accounting policies from those disclosed in the Company’s 2006 Annual Report to Shareholders’ on Form 10-K.
This discussion should be read in conjunction with our unaudited condensed consolidated financial statements, including the notes thereto, appearing elsewhere in this report.
OVERVIEW
The Company’s net income declined by $403 thousand, or 16%, to $2.08 million for the six months ended June 30, 2007 from $2.48 million for the same period in 2006. This decline in net income resulted from an increase in non-interest expense of $920 thousand and a slight decline in net interest income of $6 thousand which were partially offset by an increase in non-interest income of $30 thousand and decreases in the provision for loan losses of $225 thousand and income tax expense of $268 thousand. The increase in non-interest expense included an increase of $602 thousand in salaries and employee benefit expense and $229 thousand in occupancy and equipment costs.
Total assets declined $9.3 million from $473.2 million at December 31, 2006 to $463.9 million at June 30, 2007. Net loans increased by $2.8 million from $352.0 million at December 31, 2006 to $354.8 million at June 30, 2007. The decline of $17.3 million in investment securities provided funding to reduce short-term borrowings by $7.7 million, increase loans by $2.8 million and increase cash and due from banks by $5.2 million. Deposits declined $1.5 million from $402.2 million at December 31, 2006 to $400.7 million at June 30, 2007. Total shareholders’ equity increased by $0.5 million from $35.9 million at December 31, 2006 to $36.4 million at June 30, 2007.
The annualized return on average assets was 0.90% for the six months ended June 30, 2007 down from 1.08% for the same period in 2006. The annualized return on average equity was 11.5% for the six months ended June 30, 2007 down from 15.4% for the same period in 2006.
RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED JUNE 30, 2007
Net interest income before provision for loan losses. Net interest income, on a nontax-equivalent basis, was $10.9 million for each of the six month periods ended June 30, 2007 and 2006. Volume and rate increases in the Company’s loan portfolio were offset by reductions in the average balance of investment securities and federal funds sold and an increase in both the average balance and rate paid on time deposits and an increase in the average balance of short-term borrowings.
Interest income increased $1.1 million, or 8%, to $15.2 million for the six months ended June 30, 2007. Interest and fees on loans increased by $1.6 million from $12.4 million for the six months ended June 30, 2006 to $14.0 million during the current six-month period. The Company’s average loan balances were $357 million for the six months ended June 30, 2007, up $34 million, or 10%, from the $323 million for the same period in 2006. The average rate earned on the Company’s loan balances increased 19 basis points to 7.91% during the first six months of 2007 versus 7.72% during the first six months of 2006. The increase in yield is consistent with market conditions in the Company’s service area.
Interest on investment securities decreased by $364 thousand, as an increase in yield of 17 basis points was offset by a decline in average investment securities of $23.7 million. Interest earned on federal funds sold decreased by $136 thousand. This decrease resulted from a decrease in the average balance of federal funds sold of $6.2 million from $6.5 million for the six months ended June 30, 2006 to $0.3 million during the current six-month period. The decrease in the overall investment portfolio resulted from maturities, calls and pay downs that were used to provide funding to reduce borrowings, for loan growth and liquidity.

Interest expense increased $1.1 million to $4.3 million for the six months ended June 30, 2007, up from $3.2 million for the same period in 2006. This increase includes $0.9 million in interest on time deposits and a $0.4 million increase in interest expense on short-term borrowings. The Company has experienced increases in the average balance of its NOW accounts and time deposits but declines in non-interest bearing demand deposit accounts, savings and money market accounts. We continue to experience significant competition for deposits from both banking and non-banking sources. Rather than increasing the rate paid on our lower yielding interest bearing transaction and money market accounts to attract deposits and thereby increasing the rate paid on the entire balance of these accounts, the Company has chosen to increase its level of short-term time deposits and short-term borrowings to provide funding for loan growth. This has resulted in an increase in both the volume and rate components of time deposit interest expense and the volume variance of short-term borrowings.
Average NOW account balances increased by $2.8 million and the average rate paid increased by 17 basis points. This increase in rate was related to an increase in Money Fund Plu$ balances in total and as a percentage of average NOW accounts outstanding. Money Fund Plu$ is a high interest bearing checking account designed to pay rates comparable to those available on a typical brokerage account. Average Money Fund Plu$ accounts were $41.6 million for the six months ended June 30, 2007 compared to $33.7 million during the first six months of 2006. The average rate paid on Money Fund Plu$ accounts declined from 3.49% during the 2006 period to 3.30% during the six months ended June 30, 2007.
The increase in the average rate paid on time deposits and the decrease in lower rate deposit sources as a percentage of total interest-bearing deposits has resulted in an increase in the average rate paid on the Company’s interest bearing deposits of 53 basis points from 1.91% for the six months ended June 30, 2006 to 2.44% for the current six month period. The average rate paid on time deposits increased 91 basis points from 3.34% during the six months ended June 30, 2006 to 4.25% during the first half of 2007. This increase includes an increase in market rates in the Company’s service area and the effect of a promotional 5-month term certificate of deposit introduced during the fourth quarter of 2006. The average rate paid on this promotional certificate of deposit during the six months ended June 30, 2007 was 5.14% and the average balance was $31 million. This product provides a higher rate of return for our more interest rate sensitive customers, whose deposits we may have lost to competition, while providing a highly competitive rate to attract new deposits.
As a result of the changes noted above, the net interest margin for the six months ended June 30, 2007 decreased 5 basis points to 5.19%, down from 5.24% for the same period in 2006.

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

	For the Six Months Ended June 30, 2007			For the Six Months Ended June 30, 2006
	Average Balance	Interest	Yield/	Average Balance	Interest	Yield/
	(in thousands)	(in thousands)	Rate	(in thousands)	(in thousands)	Rate
(Dollars in thousands)
Interest-earning assets:
Loans (1) (2)	$356,958	$14,010	7.91%	$323,307	$12,384	7.72%
Investment securities (1)	66,310	1,232	3.75%	90,002	1,596	3.58%
Federal funds sold	254	8	6.35%	6,492	144	4.47%

Total interest earning assets	423,522	15,250	7.26%	419,801	14,124	6.78%

Cash and due from banks	12,653			13,677
Other assets	32,440			30,567

Total assets	$468,615			$464,045

Interest-bearing liabilities:
NOW deposits	$78,522	713	1.83%	$75,748	623	1.66%
Money market deposits	42,010	198	0.95%	61,010	371	1.23%
Savings deposits	52,327	149	0.57%	61,858	224	0.73%
Time deposits	114,890	2,424	4.25%	94,378	1,564	3.34%
Short-term borrowings	16,324	436	5.39%	1,525	39	5.16%
Other interest-bearing liabilities	301	11	7.36%	278	8	5.80%
Junior subordinated debentures	10,310	414	8.10%	10,310	384	7.51%

Total interest-bearing liabilities	314,684	4,345	2.78%	305,107	3,213	2.12%

Non-interest bearing deposits	112,658			121,915
Other liabilities	4,669			4,525
Shareholders’ equity	36,604			32,498

Total liabilities & equity	$468,615			$464,045

Cost of funding interest-earning assets (3)			2.07%			1.54%
Net interest income and margin (4)		$10,905	5.19%		$10,911	5.24%

(1)	Not computed on a tax-equivalent basis.

(2)	Net loan costs included in loan interest income for the six-month periods ended June 30, 2007 and 2006 were

$254 thousand and $74 thousand, respectively.

(3)	Total annualized interest expense divided by the average balance of total earning assets.

(4)	Annualized net interest income divided by the average balance of total earning assets.

The following table sets forth changes in interest income and interest expense for the six-month periods indicated and the amount of change attributable to variances in volume, rates and the combination of volume and rates based on the relative changes of volume and rates:

	2007 over 2006 change in net interest income
	for the six months ended June 30
	(in thousands)
	Volume (1)	Rate (2)	Mix (3)	Total
Interest-earning assets:
Loans	$1,289	$305	$32	$1,626
Investment securities	(420)	76	(20)	(364)
Federal funds sold	(138)	60	(58)	(136)

Total interest income	731	441	(46)	1,126

Interest-bearing liabilities:
NOW deposits	23	65	2	90
Money market deposits	(116)	(83)	26	(173)
Savings deposits	(34)	(48)	7	(75)
Time deposits	340	427	93	860
Short-term borrowings	378	2	17	397
Other interest-bearing liabilities	1	2	—	3
Junior subordinated debentures	—	30	—	30

Total interest expense	592	395	145	1,132

Net interest income	$139	$46	$(191)	$(6)

(1)	The volume change in net interest income represents the change in average balance divided by the previous year’s rate.

(2)	The rate change in net interest income represents the change in rate multiplied by the previous year’s average balance.

(3)	The mix change in net interest income represents the change in average balance multiplied by the change in rate.
Provision for loan losses. The Company recorded $375 thousand in provision for loan losses for the six months ended June 30, 2007 and $600 thousand for the six months ended June 30, 2006. Management assesses its loan quality monthly to maintain an adequate allowance for loan losses. Based on information currently available, management believes that the allowance for loan losses is adequate to absorb potential risks in the portfolio. However, no assurance can be given that the Company may not sustain charge-offs which are in excess of the allowance in any given period. The Company’s loan portfolio composition and non-performing assets are further discussed under the financial condition section below.
Non-interest income. During the six months ended June 30, 2007, total non-interest income increased $30 thousand, or 1%, to $2.6 million, up from $2.5 million from the comparable period in 2006. The decline in service charge income of $29 thousand is primarily related to a reduction in fees earned on over draft charges and return check fees. The net increase in other non-interest income of $59 thousand relates to increases in gains on sale of loans of $31 thousand; investment services income which increased by $30 thousand and an increase in gains on the sale of repossessed vehicles of $26 thousand. Partially offsetting these increases was a decrease of $28 thousand in other fees and miscellaneous other income.

The following table describes the components of non-interest income for the six-month periods ending June 30, 2007 and 2006, dollars in thousands:

	For the Six Months
	Ended June 30,
			Dollar	Percentage
	2007	2006	Change	Change
Service charges on deposit accounts	$1,757	$1,786	$(29)	-1.6%
Earnings on life insurance policies	206	191	15	7.9%
Merchant processing income	127	131	(4)	-3.1%
Investment services income	85	55	30	54.5%
Official check fees	80	80	—	-%
Mortgage loan commission and servicing fees	60	65	(5)	-7.7%
Customer service fees	60	60	—	-%
Federal Home Loan Bank dividends	56	48	8	16.7%
Safe deposit box and night depository income	35	36	(1)	-2.8%
Gain on sale of vehicles	28	2	26	1300.0%
Gain (loss) on sale of loans	27	(4)	31	-775.0%
Other deposit account fees	21	28	(7)	-25.0%
Printed check fee income	21	31	(10)	-32.3%
Other	4	28	(24)	-85.7%

Total non-interest income	$2,567	$2,537	$30	1.2%

Non-interest expenses. During the six months ended June 30, 2007, total non-interest expense increased $920 thousand, or 10%, to $9.7 million, up from $8.8 million for the comparable period in 2006. The increase in non-interest expense was primarily the result of increases in salaries and employee benefits, occupancy and equipment costs and professional fees.
Salaries and other employee benefits increased $602 thousand, or 12%, over the same six-month period last year. Salaries costs increased by $418 thousand which included annual merit increases as well as additional employees primarily related to the Company’s Reno, Nevada commercial real estate loan office, its recently opened Redding, California branch, its expanded Truckee, California branch and administration staffing.
During the fourth quarter of 2006 the Company completed construction and opened a new Bank owned branch in Truckee, California. This replaced a much smaller leased facility. Also in the fourth quarter of 2006 we opened a commercial real estate loan office in Reno, Nevada. During the second quarter of 2007 we opened a branch in Redding, California in a temporary location. Of the total increase of $418 in salary expense, $179 thousand relates to the Reno and Redding offices or 43% of the increase.
Another significant component of the increase in salaries and employee benefits was a $236 thousand reduction in the deferral of loan origination costs primarily related to a reduction in the origination volume of consumer loans. Over the past three years the Company had been aggressive in seeking out dealer auto loans. Beginning in late 2006 and continuing into 2007 we began to deemphasize our auto lending activities. In April 2007 the head of the Company’s auto lending department resigned and shortly thereafter the Company discontinued its dealer-lending program. In addition stock-based compensation expense, included in salary and employee benefits, increased by $42 thousand from $62 thousand during the six months ended June 30, 2006 to $104 thousand during the current six-month period.
These increases in salary and employee benefit expense were partially offset by a decrease in bonus expense of $162 thousand related primarily to a reduction in net income during the 2007 six-month period.

A large portion of the Company’s bonus plan is based on the level of net income and items directly influenced by the level of net income including return on equity, return on assets and earnings per share.
The increase in occupancy and equipment includes an increase in operating expenses of $125 thousand related to the new Truckee branch, $24 thousand in operating costs at our Reno lending office and operating costs of $15 thousand related to the Redding branch. The increase in professional fees of $44 thousand primarily relates to increases in consulting costs, which include costs associated with an outside evaluation of our core banking software requirements and other technology planning costs. The Company is evaluating the costs and benefits associated with upgrading its core processing software; however it is not anticipated that any changes will be made during the current year
The following table describes the components of non-interest expense for the six-month periods ending June 30, 2007 and 2006, dollars in thouands:

	For the Six Months
	Ended June 30,
			Dollar	Percentage
	2007	2006	Change	Change
Salaries and employee benefits	$5,468	$4,866	$602	12.4%
Occupancy and equipment	1,789	1,560	229	14.7%
Professional fees	389	345	44	12.8%
Outside service fees	324	296	28	9.5%
Business development	286	282	4	1.4%
Advertising and shareholder relations	278	242	36	14.9%
Director compensation	174	175	(1)	-0.6%
Telephone and data communication	169	197	(28)	-14.2%
Stationery and supplies	152	140	12	8.6%
Deposit premium amortization	150	150	—	-%
Armored car and courier	134	132	2	1.5%
Postage	121	123	(2)	-1.6%
Loan and collection expenses	87	80	7	8.8%
Insurance	84	84	—	-%
Other	144	157	(13)	-8.3%

Total non-interest expense	$9,749	$8,829	$920	10.4%

Provision for income taxes. The provision for income taxes was $1.3 million, or 37.8% of pre-tax income for the six months ended June 30, 2007. This compares to $1.5 million or 38.2% of pre-tax income during the first half of 2006. The decrease of 0.4% includes the effect of an increase, during 2007, in the percentage of tax-exempt income as a percentage of pre-tax income.
RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JUNE 30, 2007
Net Income. Net income decreased by $176 thousand, or 13% from $1.3 million during the second quarter of 2006 to $1.1 million during the three months ended June 30, 2007. This decrease in net income included a $320 thousand increase in non-interest expense, a $102 thousand decline in net interest income and a $32 thousand decline in non-interest income, partially offset by decreases of $175 thousand in the provision for loan losses and $103 thousand in the provision for income taxes.
Net interest income before provision for loan losses. Net interest income, on a nontax-equivalent basis, was $5.4 million for the three months ended June 30, 2007, a decrease of $102 thousand, or 2%, from $5.5 million for the same period in 2006. The decline in net interest income was related to an increase in interest expense of $0.6 million attributable to volume and rate increases in time deposits and an increase in average short-term borrowings. This increase in interest expense was largely offset by an increase of $0.5 million in interest income related to an increase in average loans outstanding. Interest on investment securities declined by $0.2 million related to a decrease in the average balance outstanding.

Interest and fees on loans increased by $0.7 million from $6.4 million for the three months ended June 30, 2006 to $7.1 million during the 2007 second quarter. The Company’s average loan balances were $360 million for the three months ended June 30, 2007, up $35 million, or 11%, from the $325 million for the same period in 2006. The average yield earned on loans increased by 5 basis points from 7.86% during the second quarter of 2006 to 7.91% during the 2007 quarter.
A 15 basis points increase in yield on investment securities was offset by a decrease of $25 million in the average balance outstanding resulting in a decrease of $0.2 million in interest earned on investment securities.
Interest expense increased $0.6 million, or 36%, to $2.3 million for the three months ended June 30, 2007, up from $1.7 million for the same period in 2006. This increase includes $0.5 million in interest on time deposits and a $0.2 million increase in interest expense on short-term borrowings. These increases in interest expense were partially offset by declines in both the volume and rate components of interest expense on NOW deposits, money market deposits and savings deposits as the mix of deposits shifted from these accounts to time deposits.
The Company has experienced declines in lower rate deposit sources such as its interest-bearing transaction accounts, money market accounts, and savings accounts. To offset these declines and provide funding for its continued loan growth the Company has utilized short-term time deposits and increased its average short-term borrowings.
The average rate paid on time deposits increased 91 basis points from 3.43% during the three months ended June 30, 2006 to 4.34% during the second quarter of 2007. Average time deposits outstanding increased from $92 million during the quarter ended June 30, 2006 to $120 million during the current quarter. The increase in time deposits outstanding as well as the interest in average rate paid on time deposits relates to the introduction of a promotional 5-month term certificate of deposit during the fourth quarter of 2006. The average rate paid on this promotional certificate of deposit during the three months ended June 30, 2007 was 5.15% and the average balance during the three-month period was $39 million.
The average balance of short-term borrowings increased from $3.0 million during the second quarter of 2006 to $18.6 million during the three months ended June 30, 2007. The average rate paid on these borrowings increased by 24 basis points to 5.40% during the quarter ended June 30, 2007, up from 5.16% during the second quarter of 2006.
As a result of the changes noted above, the net interest margin for the three months ended June 30, 2007 decreased 20 basis points, or 4%, to 5.14%, down from 5.34% for the same period in 2006.

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

	For the Three Months Ended June 30, 2007			For the Three Months Ended June 30, 2006
	Average Balance	Interest	Yield/	Average Balance	Interest	Yield/
	(in thousands)	(in thousands)	Rate	(in thousands)	(in thousands)	Rate
(Dollars in thousands)
Interest-earning assets:
Loans (1) (2)	$360,240	$7,105	7.91%	$325,408	$6,380	7.86%
Investment securities (1)	61,968	579	3.75%	86,676	778	3.60%
Federal funds sold	332	5	6.04%	2,286	27	4.74%

Total interest earning assets	422,540	7,689	7.30%	414,370	7,185	6.95%

Cash and due from banks	12,709			13,317
Other assets	32,267			31,446

Total assets	$467,516			$459,133

Interest-bearing liabilities:
NOW deposits	$77,457	343	1.78%	$78,804	360	1.83%
Money market deposits	39,483	92	0.93%	57,329	169	1.18%
Savings deposits	51,180	72	0.56%	59,794	109	0.73%
Time deposits	120,156	1,301	4.34%	91,561	783	3.43%
Short-term borrowings	18,570	250	5.40%	3,033	39	5.16%
Other interest-bearing liabilities	302	5	6.64%	281	4	5.71%
Junior subordinated debentures	10,310	208	8.09%	10,310	201	7.82%

Total interest-bearing liabilities	317,458	2,271	2.87%	301,112	1,665	2.22%

Non-interest bearing deposits	109,072			120,741
Other liabilities	4,360			4,410
Shareholders’ equity	36,626			32,870

Total liabilities & equity	$467,516			$459,133

Cost of funding interest-earning assets (3)			2.16%			1.61%
Net interest income and margin (4)		$5,418	5.14%		$5,520	5.34%

(1)	Not computed on a tax-equivalent basis.

(2)	Net loan costs included in loan interest income for the three-month periods ended June 30, 2007 and 2006 were $107 thousand and $18 thousand, respectively.

(3)	Total interest expense divided by the average balance of total earning assets.

(4)	Net interest income divided by the average balance of total earning assets.

The following table sets forth changes in interest income and interest expense for the three-month periods indicated and the amount of change attributable to variances in volume, rates and the combination of volume and rates based on the relative changes of volume and rates:

	2007 over 2006 change in net interest income
	for the three months ended June 30
	(in thousands)
	Volume (1)	Rate (2)	Mix (3)	Total
Interest-earning assets:
Loans	$683	$38	$4	$725
Investment securities	(222)	32	(9)	(199)
Federal funds sold	(23)	7	(6)	(22)

Total interest income	438	77	(11)	504

Interest-bearing liabilities:
NOW deposits	(6)	(11)	—	(17)
Money market deposits	(53)	(35)	11	(77)
Savings deposits	(16)	(25)	4	(37)
Time deposits	245	208	65	518
Short-term borrowings	200	2	9	211
Other interest-bearing liabilities	—	1	—	1
Junior subordinated debentures	—	7	—	7

Total interest expense	370	147	89	606

Net interest income	$68	$(70)	$(100)	$(102)

(1)	The volume change in net interest income represents the change in average balance divided by the previous year’s rate.

(2)	The rate change in net interest income represents the change in rate divided by the previous year’s average balance.

(3)	The mix change in net interest income represents the change in average balance multiplied by the change in rate.
Provision for loan losses. The Company recorded $125 thousand in provision for loan losses for the three months ended June 30, 2007 and $300 thousand for the three months ended June 30, 2006. Management assesses its loan quality monthly to maintain an adequate allowance for loan losses. Based on information currently available, management believes that the allowance for loan losses is adequate to absorb potential risks in the portfolio. However, no assurance can be given that the Company may not sustain charge-offs which are in excess of the allowance in any given period. The Company’s loan portfolio composition and non-performing assets are further discussed under the financial condition section below.
Non-interest income. During the three months ended June 30, 2007, total non-interest income decreased by $32 thousand. This decrease resulted primarily from a $25 thousand decrease in service charge income which relates to a reduction in fees earned on over draft charges and return check fees.

The following table describes the components of non-interest income for the three-month periods ending June 30, 2007 and 2006, dollars in thousands:

	For the Three
	Months
	Ended June 30,
			Dollar	Percentage
	2007	2006	Change	Change
Service charges on deposit accounts	$902	$927	$(25)	-2.7%
Earnings on life insurance policies	104	97	7	7.2%
Merchant processing income	67	70	(3)	-4.3%
Official check fees	39	45	(6)	-13.3%
Mortgage loan commission and servicing fees	35	35	—	-%
Investment services income	33	33	—	-%
Customer service fees	30	32	(2)	-6.3%
Federal Home Loan Bank dividends	25	25	—	-%
Safe deposit box and night depository income	17	16	1	6.3%
Other deposit account fees	10	13	(3)	-23.1%
Gain on sale of vehicles	8	2	6	300.0%
Printed check fee income	6	20	(14)	70.0%
Other	19	12	7	58.3%

Total non-interest income	$1,295	$1,327	$(32)	-2.4%

Non-interest expenses. Non-interest expense increased by $320 thousand from $4.4 million during the second quarter of 2006 to $4.7 million during the current quarter. Consistent with the six month comparison the increase in non-interest expense relates primarily to increases in salaries and employee benefits and occupancy and equipment costs.
Salaries and employee benefits increased by $311 thousand to $2.6 million for the second quarter of 2007 compared to $2.3 million during the three months ended June 30, 2006. This increase included an increase in salary expense of $191 thousand, a reduction in the deferral of loan origination fees of $184 thousand and an increase in stock-based compensation expense of $33 thousand. These items were partially offset by a decrease in bonus expense of $161 thousand primarily related to the reduction in net income.
Salary expense included $102 thousand in salaries related to the Reno commercial real estate lending office and the Redding branch. The deferral of loan origination costs is primarily related to a reduction in the volume of consumer auto loans. Stock based compensation expense, included in salaries and related benefits, increased by $33 thousand from $31 thousand during the three months ended June 30, 2006 to $64 thousand during the current three-month period.
The increase in occupancy and equipment includes costs incurred at our Reno commercial lending office and the recently opened Redding branch, and an increase in costs at the Truckee branch.
The Company’s telephone and data communication costs decreased by $45 thousand, which includes one-time credits received from the Company’s data communication provider.

The following table describes the components of non-interest expense for the three-month periods ending June 30, 2007 and 2006, dollars in thousands:

	For the Three
	Months
	Ended June 30,
			Dollar	Percentage
	2007	2006	Change	Change
Salaries and employee benefits	$2,640	$2,329	$311	13.4%
Occupancy and equipment	879	810	69	8.5%
Professional fees	182	181	1	0.6%
Outside service fees	168	154	14	9.1%
Business development	161	149	12	8.1%
Advertising and shareholder relations	139	143	(4)	-2.8%
Director compensation	81	87	(6)	-6.9%
Deposit premium amortization	75	75	—	-%
Stationery and supplies	75	66	9	13.6%
Armored car and courier	68	67	1	1.5%
Telephone and data communication	66	111	(45)	-40.5%
Postage	61	60	1	1.7%
Insurance	47	42	5	11.9%
Loan and collection expense	43	53	(10)	-18.9%
Other	56	94	(38)	-40.4%

Total non-interest expense	$4,741	$4,421	$320	7.2%

Provision for income taxes. The provision for income taxes was $0.7 million, or 38.6% of pre-tax income for the three months ended June 30, 2007. This compares to $0.8 million or 38.4% of pre-tax income during the second quarter of 2006. The increase of 0.2% includes the effect of an increase, during the 2007 quarter, in the percentage of stock-based compensation expense much of which is excluded from the calculation of the provision for income taxes.
FINANCIAL CONDITION
Loan portfolio composition. The Company continues to manage the mix of its loan portfolio consistent with its identity as a community bank serving the financing needs of all sectors of the area it serves. Although the Company offers a broad array of financing options, it continues to concentrate its focus on small- to medium-sized commercial businesses. These commercial loans are diversified as to the industries and types of businesses, thus limiting material exposure from any one industry concentration. The Company offers both fixed and floating rate loans and obtains collateral in the form of real property, business assets and deposit accounts, but looks to business and personal cash flows as its primary source of repayment. The composition of the Company’s loan portfolio has remained relatively consistent from December 31, 2006. Real estate mortgage loans increased to 34% of total gross loans at June 30, 2007 from 33% at December 31, 2006. Agricultural loans increased to 11% of total gross loans at June 30, 2007 up from 10% at December 31, 2006. Consumer loans declined to 24% of total gross loans from 26% at December 31, 2006. Commercial and real estate construction loans were 10% and 21%, respectively of total gross loans at both June 30, 2007 and December 31, 2006.
The Company expects the level of consumer loans to continue to decline in the future. Over the past three years the Company had been aggressive in seeking out dealer auto loans. Beginning in late 2006 and continuing into 2007 we began to deemphasize our auto lending activities. In April 2007 the head of the Company’s auto lending department resigned. The Company will not replace this position and has discontinued its dealer loan program. It is our expectation that the payoffs from our auto loan portfolio can be utilized to provide funding for other higher yielding loans.
Nonperforming assets. Nonperforming loans at June 30, 2007 were $1,446 thousand, an increase of $433 thousand over the $1,013 thousand balance at December 31, 2006. Nonperforming assets (which is comprised of nonperforming loans plus repossessed vehicles and foreclosed real estate) at June 30, 2007 were $1,685 thousand, an increase of $625 thousand over the $1,060 thousand balance at December 31, 2006. The increase in nonperforming loans primarily relates to an increase of $291 thousand in loans past due 90 days or more and still accruing from $41 thousand at December 31, 2006 to $332 thousand at June 30, 2007. The increase in nonperforming assets includes foreclosed real estate of $182 thousand at June 30, 2007. There was no foreclosed real estate at December 31, 2006.
Nonperforming loans as a percentage of total loans increased to 0.40% at June 30, 2007 up from 0.29% at December 31, 2006. In addition, nonperforming assets as a percentage of total assets also increased to 0.36% at June 30, 2007 up from 0.22% at December 31, 2006.
Analysis of allowance for loan losses. Net charge-offs during the six months ended June 30, 2007 totaled $113 thousand, or 0.03% of average loans, compared to $155 thousand, or 0.05% of average loans, for the comparable period in 2006. Net charge-offs during the first six months of 2007 were comprised of $265 thousand of charge-offs offset by $152 thousand in recoveries, compared to $319 thousand of charge-offs offset by $164 thousand in recoveries for the same period in 2006. The allowance for loan losses was 1.17% of total loans as of June 30, 2007 up from 1.10% as of December 31, 2006. Based on an evaluation of the credit quality of the loan portfolio and delinquency trends and charge-offs, management believes the allowance for loan losses to be adequate. However, no prediction of the ultimate level of loans charged off in future years can be made with any certainty.
The following table provides certain information for the six-month period indicated with respect to the Company’s allowance for loan losses as well as charge-off and recovery activity.

	For the Six Months
	Ended June 30,
	(in thousands)
	2007	2006
Balance at January 1,	$3,917	$3,256

Charge-offs:
Commercial and agricultural	—	(118)
Real estate mortgage	—	—
Real estate construction	(45)	—
Consumer	(220)	(201)

Total charge-offs	(265)	(319)

Recoveries:
Commercial and agricultural	50	42
Real estate mortgage	—	—
Real estate construction	—	—
Consumer	102	122

Total recoveries	152	164

Net charge-offs	(113)	(155)

Provision for loan losses	375	600

Balance at June 30,	$4,179	$3,701

Net charge-offs during the six-month period to average loans	0.03%	0.05%
Allowance for loan losses to total loans	1.17%	1.10%
Investment securities. Investment securities decreased $17.3 million to $57.5 million at June 30, 2007, down from $74.8 million at December 31, 2006. The investment portfolio balances in U.S. Treasuries, U.S. Government agencies, corporate debt securities and municipal obligations comprised 9%, 57%, 9% and 25%, respectively, of the Company’s investment portfolio at June 30, 2007 versus 7%, 64%, 10%, and 19% at December 31, 2006. The decrease in the overall investment portfolio resulted from maturities, calls and pay downs that were used to reduce short-term borrowings, provide funding for loan growth and other liquidity needs.

Premises and equipment. Primarily as a result of depreciation expense during the six month period, premises and equipment decreased by $0.2 million from $15.2 million at December 31, 2006 to $15.0 million at June 30, 2007.
Deposits. Total deposits were $401 million as of June 30, 2007, a slight decrease of $1 million, or less than 1%, from the December 31, 2006 balance of $402 million. Declines in non-interest bearing demand deposits, interest bearing transaction accounts, money market and savings deposits were offset by an increase of $22 million in time deposits. The increase in time deposits relates to a promotional 5-month term certificate of deposit which the Company began offering during the fourth quarter of 2006. At June 30, 2007 we had $43 million in this promotional certificate of deposit with an average rate paid, during the six months ended June 30, 2007, of 5.14%.
The Company continues to manage the mix of its deposits consistent with its identity as a community bank serving the financial needs of its customers. Time deposits increased to 31% of total deposits as of June 30, 2007 up from 25% as of December 31, 2006. Non-interest bearing demand deposits decreased to 29% of total deposits at June 30, 2007 down from 30% at December 31, 2006. Interest bearing transaction accounts decreased to 18% of total deposits at June 30, 2007, down from 20% at December 31, 2006. Money market and savings deposits decreased to 22% of total deposits at June 30, 2007 from 25% at December 31, 2006.
Short-term borrowings. Short-term borrowings at June 30, 2007 consisted of $12.3 million in one day Federal Home Loan Bank (“FHLB”) advances, a decline of $7.7 million from the $20.0 million balance in FHLB advances outstanding at December 31, 2006. The rate paid on short-term borrowings at June 30, 2007 was 5.35%.
CAPITAL RESOURCES
Shareholders’ equity as of June 30, 2007 increased $513 thousand, or 1.4%, to $36.4 million up from $35.9 million as of December 31, 2006. This increase was the result of earnings during the first half of 2007 of $2.1 million, $0.1 million in stock-based compensation expense and a decrease in accumulated other comprehensive loss of $0.1 million, offset by $1.1 million of repurchased Plumas Bancorp stock under the Company’s stock buy back plan and cash dividends of $0.7 million.
On January 22, 2007 the Company announced that its Board of Directors authorized a common stock repurchase plan. The plan calls for the repurchase of up to 250,000 shares, or approximately 5%, of the Company’s shares outstanding as of January 22, 2007. During the first half of 2007 the Company repurchased 67,300 shares at an average cost, including commission, of $15.67 per share.
On May 14, 2007 the Company paid a semi-annual cash dividend of $0.15 per share compared to $0.13 per share paid on May 15, 2006..
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
Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios of total and Tier 1 capital to risk-weighted assets and of Tier 1 capital to average assets. Each of these components is defined in the regulations. Management believes that the Company met all its capital adequacy requirements and that the Bank met the requirements to be considered well capitalized under the regulatory framework for prompt corrective action as of June 30, 2007.

The following table presents the Company’s and the Bank’s capital ratios as of June 30, 2007 and December 31, 2006, dollars in thousands:

	June 30, 2007		December 31, 2006
	Amount	Ratio	Amount	Ratio
Tier 1 Leverage Ratio

Plumas Bancorp and Subsidiary	$45,782	9.8%	$45,206	9.5%
Minimum regulatory requirement	18,653	4.0%	18,955	4.0%
Plumas Bank	43,828	9.4%	44,094	9.3%
Minimum requirement for “Well-Capitalized” institution	23,289	5.0%	23,669	5.0%
Minimum regulatory requirement	18,631	4.0%	18,935	4.0%

Tier 1 Risk-Based Capital Ratio

Plumas Bancorp and Subsidiary	45,782	11.4%	45,206	10.9%
Minimum regulatory requirement	16,115	4.0%	16,610	4.0%
Plumas Bank	43,828	10.9%	44,094	10.6%
Minimum requirement for “Well-Capitalized” institution	24,141	6.0%	24,885	6.0%
Minimum regulatory requirement	16,094	4.0%	16,590	4.0%

Total Risk-Based Capital Ratio

Plumas Bancorp and Subsidiary	50,016	12.4%	49,123	11.8%
Minimum regulatory requirement	32,230	8.0%	33,221	8.0%
Plumas Bank	48,061	11.9%	48,011	11.6%
Minimum requirement for “Well-Capitalized” institution	40,234	10.0%	41,475	10.0%
Minimum regulatory requirement	32,187	8.0%	33,180	8.0%
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
The Company has unsecured short-term borrowing agreements with two of its correspondent banks in the amounts of $10 million and $5 million. In addition, the Company can borrow up to $96 million from the Federal Home Loan Bank secured by commercial and residential mortgage loans. At June 30, 2007 the Company had outstanding borrowings from the Federal Home Loan Bank of $12.3 million and no outstanding borrowings from its correspondent banks.
Customer deposits are the Company’s primary source of funds. Those funds are held in various types of accounts with varying maturities. The Company currently does not hold brokered deposits. Deposit growth continues to present challenges in the current interest environment, with significant competition from both banking and non-banking sources. During the first half of 2007, deposits decreased slightly by $1 million from the December 31, 2006 balance of $402 million. The Company has historically experienced a seasonal trend in regards to deposits; whereas the majority of the Company’s annual deposit growth has typically occurred in the late spring, summer and fall months.
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
In management’s opinion there has not been a material change in the Company’s market risk or interest rate risk profile for the six months ended June 30, 2007 compared to December 31, 2006 as discussed in the Company’s 2006 annual report on Form 10-K.

ITEM 4. CONTROLS AND PROCEDURES
The Company’s Chief Executive Officer, Chief Operating Officer and Chief Financial Officer, based on their evaluation of the Company’s disclosure controls and procedures as of the end of the Company’s fiscal quarter ended June 30, 2007 (as defined in Exchange Act Rule 13a—15(e), have concluded that the Company’s disclosure controls and procedures are adequate and effective for purposes of Rule 13a—15(e) in timely alerting them to material information relating to the Company required to be included in the Company’s filings with the SEC under the Securities Exchange Act of 1934.
There were no significant changes in the Company’s internal controls over financial reporting or in other factors that could significantly affect internal controls that occurred during the Company’s fiscal quarter ended June 30, 2007.

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
ITEM 2. UNREGISTERD SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
(a)	None.

(b)	None.

(c)	Issuer Purchases of Equity Securities

			Total Number
			of Shares
			Purchased as
			Part of	Maximum
	Total		Publicly	Number of Shares
	Number of	Average	Announced	That May Yet Be
	Shares	Price Paid	Plans or	Purchased Under the
Period	Purchased	per Share (1)	Programs	Plans or Programs (2)
April 1, 2007 to April 30, 2007	0	$0.00	0	220,500
May 1, 2007 to May 31, 2007	31,000	$15.29	31,000	189,500
June 1, 2007 to June 30, 2007	6,800	$13.44	6,800	182,700

Total	37,800	$14.96	37,800

(1)	Includes commissions.

(2)	On January 22, 2007 the Company announced that its Board of Directors authorized a common stock repurchase plan. The plan calls for the repurchase of up to 250,000 shares, or approximately 5%, of the Company’s shares outstanding as of January 22, 2007.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
The voting results of the registrant’s annual meeting of the shareholders held on May 16, 2007 are as follows:
Proposal #1: Election of Directors
On the proposal to elect Directors of Plumas Bancorp, Management’s nominees were elected as Directors of Plumas Bancorp until the 2008 Annual Meeting of Shareholders and until their successors are duly elected and qualified. The voting results were as follows:

		Votes
		Withheld or
	Votes For	Against		Broker
Nominee	Nominee	Nominee	Abstentions	Non-Votes
Douglas N. Biddle	3,930,253	0	76.900	0
Alvin G. Blickenstaff	3,925,519	0	81,634	0
William E. Elliott	3,930,509	0	76,644	0
Gerald W. Fletcher	3,930,509	0	76,644	0
John Flournoy	3,930,476	0	76,677	0
Arthur C. Grohs	3,925,519	0	81,634	0
Jerry V. Kehr	3,930,509	0	76,644	0
Christine McArthur	3,930,509	0	76,644	0
Terrance J. Reeson	3,930,509	0	76,644	0
Thomas Watson	3,930,509	0	76,644	0
Daniel E. West	3,930,509	0	76,644	0
As reported in Item 5.02(b) of Plumas Bancorp’s Form 8-K dated May 23, 2007, effective May 23, 2007 Christine McArthur submitted notice of her resignation as a director of Plumas Bancorp and its wholly owned subsidiary, Plumas Bank, for personal reasons. The resignation did not result from a disagreement with the Company on any matter relating to the Company’s operations, policies or practices.

ITEM 5. OTHER INFORMATION
None.
ITEM 6. EXHIBITS
The following documents are included or incorporated by reference in this Quarterly Report on Form 10Q:

3.1	Articles of Incorporation as amended of Registrant included as exhibit 3.1 to the Registrant’s Form S-4, File No. 333-84534, which is incorporated by reference herein.

3.2	Bylaws of Registrant included as exhibit 3.2 to the Registrant’s Form S-4, File No. 333-84534, which is incorporated by reference herein.

3.3	Amendment of the Articles of Incorporation of Registrant dated November 1, 2002, is included as exhibit 3.3 to the Registrant’s 10-Q for September 30, 2005, which is incorporated by this reference herein.

3.4	Amendment of the Articles of Incorporation of Registrant dated August 17, 2005, is included as exhibit 3.4 to the Registrant’s 10-Q for September 30, 2005, which is incorporated by this reference herein.

4	Specimen form of certificate for Plumas Bancorp included as exhibit 4 to the Registrant’s Form S-4, File No. 333-84534, which is incorporated by reference herein.

10.1	Executive Salary Continuation Agreement of Andrew J. Ryback dated August 23, 2005, is included as Exhibit 10.1 to the Registrant’s 8-K filed on October 17, 2005, which is incorporated by this reference herein.

10.2	Split Dollar Agreement of Andrew J. Ryback dated August 23, 2005, is included as Exhibit 10.2 to the Registrant’s 8-K filed on October 17, 2005, which is incorporated by this reference herein.

10.5	Employment Agreement of Douglas N. Biddle dated January 1, 2006 is included as Exhibit 10.5 to the Registrant’s 8-K filed on March 15, 2006, which is incorporated by this reference herein.

10.6	Executive Salary Continuation Agreement as amended of Douglas N. Biddle dated June 2, 1994, is included as Exhibit 10.6 to the Registrant’s 10-QSB for June 30, 2002, which is incorporated by this reference herein.

10.7	Split Dollar Agreements of Douglas N. Biddle dated January 24, 2002, is included as Exhibit 10.7 to the Registrant’s 10-QSB for June 30, 2002, which is incorporated by this reference herein.

10.8	Director Retirement Agreement of John Flournoy dated March 21, 2007, is included as Exhibit 10.8 to Registant’s 10-Q for March 31, 2007, which is incorporated by this reference herein.

10.9	Executive Salary Continuation Agreement as amended of Dennis C. Irvine dated June 2, 1994, is included as Exhibit 10.9 to the Registrant’s 10-QSB for June 30, 2002, which is incorporated by this reference herein.

10.10	Split Dollar Agreements of Dennis C. Irvine dated January 24, 2002, is included as Exhibit 10.10 to the Registrant’s 10-QSB for June 30, 2002, which is incorporated by this reference herein.

10.11	First Amendment to Executive Salary Continuation Agreement of Robert T. Herr dated September 15, 2004, is included as Exhibit 10.11 to the Registrant’s 8-K filed on September 17, 2004, which is incorporated by this reference herein.

10.13	Deferred Fee Agreement as amended of Jerry V. Kehr dated August 19, 1998, is included as Exhibit 10.13 to the Registrant’s 10-QSB for June 30, 2002, which is incorporated by this reference herein.

10.14	Amended and Restated Director Retirement Agreement of Jerry V. Kehr dated April 28, 2000, is included as Exhibit 10.14 to the Registrant’s 10-QSB for June 30, 2002, which is incorporated by this reference herein.

10.15	Consulting Agreement of Jerry V. Kehr dated May 10, 2000, is included as Exhibit 10.15 to the Registrant’s 10-QSB for June 30, 2002, which is incorporated by this reference herein.

10.16	Deferred Fee Agreement of Jerry V. Kehr dated December 21, 2005 is included as Exhibit 10.16 to the Registrant’s 8-K filed on March 15, 2006, which is incorporated by this reference herein.

10.18	Amended and Restated Director Retirement Agreement of Daniel E. West dated May 10, 2000, is included as Exhibit 10.18 to the Registrant’s 10-QSB for June 30, 2002, which is incorporated by this reference herein.

10.19	Consulting Agreement of Daniel E. West dated May 10, 2000, is included as Exhibit 10.19 to the Registrant’s 10-QSB for June 30, 2002, which is incorporated by this reference herein.

10.20	Split Dollar Agreements of Robert T. Herr dated September 15, 2004, is included as Exhibit 10.20 to the Registrant’s 8-K filed on September 17, 2004, which is incorporated by this reference herein.

10.21	Amended and Restated Director Retirement Agreement of Alvin G. Blickenstaff dated April 19, 2000, is included as Exhibit 10.21 to the Registrant’s 10-QSB for June 30, 2002, which is incorporated by this reference herein.

10.22	Consulting Agreement of Alvin G. Blickenstaff dated May 8, 2000, is included as Exhibit 10.22 to the Registrant’s 10-QSB for June 30, 2002, which is incorporated by this reference herein.

10.24	Amended and Restated Director Retirement Agreement of Gerald W. Fletcher dated May 10, 2000, is included as Exhibit 10.24 to the Registrant’s 10-QSB for June 30, 2002, which is incorporated by this reference herein.

10.25	Consulting Agreement of Gerald W. Fletcher dated May 10, 2000, is included as Exhibit 10.25 to the Registrant’s 10-QSB for June 30, 2002, which is incorporated by this reference herein.

10.27	Amended and Restated Director Retirement Agreement of Arthur C. Grohs dated May 9, 2000, is included as Exhibit 10.27 to the Registrant’s 10-QSB for June 30, 2002, which is incorporated by this reference herein.

10.28	Consulting Agreement of Arthur C. Grohs dated May 9, 2000, is included as Exhibit 10.28 to the Registrant’s 10-QSB for June 30, 2002, which is incorporated by this reference herein.

10.33	Amended and Restated Director Retirement Agreement of Terrance J. Reeson dated April 19, 2000, is included as Exhibit 10.33 to the Registrant’s 10-QSB for June 30, 2002, which is incorporated by this reference herein.

10.34	Consulting Agreement of Terrance J. Reeson dated May 10, 2000, is included as Exhibit 10.34 to the Registrant’s 10-QSB for June 30, 2002, which is incorporated by this reference herein.

10.39	Deferred Fee Agreement of Thomas Watson dated March 3, 2001, is included as Exhibit 10.39 to the Registrant’s 10-QSB for June 30, 2002, which is incorporated by this reference herein.

10.40	Form of Indemnification Agreement, is included as Exhibit 10.41 to the Registrant’s 10-QSB for June 30, 2002, which is incorporated by this reference herein.

10.41	2001 Stock Option Plan as amended is included as exhibit 99.1 of the Form S-8 filed July 23, 2002, File No. 333-96957, which is incorporated by this reference herein.

10.43	Plumas Bank 401(k) Profit Sharing Plan as amended is included as exhibit 99.1 of the Form S-8 filed February 14, 2003, File No. 333-103229, which is incorporated by this reference herein.

10.44	Executive Salary Continuation Agreement of Robert T. Herr dated June 4, 2002, is included as Exhibit 10.44 to the Registrant’s 10-Q for March 31, 2003, which is incorporated by this reference herein.

10.46	1991 Stock Option Plan as amended is included as Exhibit 10.46 to the Registrant’s 10-Q for September 30, 2004, which is incorporated by this reference herein.

10.47	Specimen form of Incentive Stock Option Agreement under the 1991 Stock Option Plan is included as Exhibit 10.47 to the Registrant’s 10-Q for September 30, 2004, which is incorporated by this reference herein.

10.48	Specimen form of Non-Qualified Stock Option Agreement under the 1991 Stock Option Plan is included as Exhibit 10.48 to the Registrant’s 10-Q for September 30, 2004, which is incorporated by this reference herein.

10.49	Amended and Restated Plumas Bancorp Stock Option Plan is included as Exhibit 10.49 to the Registrant’s 10-Q for September 30, 2006, which is incorporated by this reference herein.

10.59	Director Retirement Agreement of Thomas Watson dated May 1, 2003, is included as Exhibit 10.59 to the Registrant’s 10-Q for June 30, 2003, which is incorporated by this reference herein.

10.60	Consulting Agreement of Thomas Watson dated May 1, 2003, is included as Exhibit 10.60 to the Registrant’s 10-Q for June 30, 2003, which is incorporated by this reference herein.

10.62	Deferred Fee Agreement of Thomas Watson dated December 23, 2004, is included as Exhibit 10.62 to the Registrant’s 8-K filed on January 6, 2005, which is incorporated by this reference herein.

10.63	Deferred Fee Agreement of Jerry V. Kehr dated December 24, 2004, is included as Exhibit 10.63 to the Registrant’s 8-K filed on January 6, 2005, which is incorporated by this reference herein.

11	Computation of per share earnings appears in the attached 10-Q under Plumas Bancorp and Subsidiary Notes to Consolidated Financial Statements as Footnote 5 – Earnings Per Share Computation.

31.1	Rule 13a-14(a) [Section 302] Certification of Principal Financial Officer dated August 8, 2007.

31.2	Rule 13a-14(a) [Section 302] Certification of Principal Executive Officer dated August 8, 2007.

32.1	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 dated August 8, 2007.

32.2	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 dated August 8, 2007.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
PLUMAS BANCORP
(Registrant)
Date: August 8, 2007

/s/ Andrew J. Ryback
Andrew J. Ryback
Executive Vice President Chief Financial Officer

/s/ Douglas N. Biddle
Douglas N. Biddle
President and Chief Executive Officer