Form 10-Q
period 2007-09-30
PLUMAS BANCORP
filed 2007-11-08
CIK 1168455

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED September 30, 2007

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
Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of November 5, 2007; 4,919,963 shares

PART I – FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
PLUMAS BANCORP
CONDENSED CONSOLIDATED BALANCE SHEET
(Unaudited)
(In thousands, except share data)

	September 30,	December 31,
	2007	2006
Assets
Cash and due from banks	$15,167	$11,293
Federal funds sold	8,045	—

Cash and cash equivalents	23,212	11,293
Investment securities (fair value of $62,263 at September 30, 2007 and $74,841 at December 31, 2006)	62,252	74,795
Loans, less allowance for loan losses of $4,127 at September 30, 2007 and $3,917 at December 31, 2006 (Notes 3 and 4)	349,291	351,977
Premises and equipment, net	14,799	15,190
Intangible assets, net	1,112	1,337
Bank owned life insurance	9,700	9,449
Accrued interest receivable and other assets	9,355	9,198

Total assets	$469,721	$473,239

Liabilities and Shareholders’ Equity
Deposits:
Non-interest bearing	$119,956	$121,464
Interest bearing	296,865	280,712

Total deposits	416,821	402,176
Short-term borrowings	—	20,000
Accrued interest payable and other liabilities	4,963	4,901
Junior subordinated deferrable interest debentures	10,310	10,310

Total liabilities	432,094	437,387

Commitments and contingencies (Note 4)	—	—

Shareholders’ equity (Notes 5 and 7):
Serial preferred stock, no par value; 10,000,000 shares authorized, none issued	—	—
Common stock, no par value; 22,500,000 shares authorized; issued and outstanding – 4,933,616 shares at September 30, 2007 and 5,023,205 shares at December 31, 2006	4,987	4,828
Retained earnings	32,965	31,716
Accumulated other comprehensive loss (Note 6)	(325)	(692)

Total shareholders’ equity	37,627	35,852

Total liabilities and shareholders’ equity	$469,721	$473,239

See notes to unaudited condensed consolidated financial statements.

PLUMAS BANCORP
CONDENSED CONSOLIDATED STATEMENT OF INCOME
(Unaudited)
(In thousands, except per share data)

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2007	2006	2007	2006
Interest Income:
Interest and fees on loans	$6,898	$6,837	$20,908	$19,221
Interest on investment securities:
Taxable	448	608	1,413	1,940
Exempt from Federal income taxes	131	133	397	397
Interest on Federal funds sold	83	14	91	158

Total interest income	7,560	7,592	22,809	21,716

Interest Expense:
Interest on deposits	1,864	1,561	5,348	4,342
Interest on short-term borrowings	29	69	465	108
Interest on junior subordinated deferrable interest debentures	213	215	627	599
Other	6	6	17	15

Total interest expense	2,112	1,851	6,457	5,064

Net interest income before provision for loan losses	5,448	5,741	16,352	16,652
Provision for Loan Losses	125	300	500	900

Net interest income after provision for loan losses	5,323	5,441	15,852	15,752

Non-Interest Income:
Service charges	1,009	945	2,766	2,731
Earnings on Bank owned life insurance policies	105	100	311	291
Other	314	271	918	831

Total non-interest income	1,428	1,316	3,995	3,853

Non-Interest Expenses:
Salaries and employee benefits	2,675	2,500	8,142	7,366
Occupancy and equipment	870	827	2,659	2,387
Other	1,139	1,176	3,631	3,579

Total non-interest expenses	4,684	4,503	14,432	13,332

Income before provision for income taxes	2,067	2,254	5,415	6,273
Provision for Income Taxes	789	858	2,055	2,392

Net income	$1,278	$1,396	$3,360	$3,881

Basic earnings per share (Note 5)	$0.26	$0.28	$0.67	$0.78

Diluted earnings per share (Note 5)	$0.26	$0.27	$0.67	$0.76

See notes to unaudited condensed consolidated financial statements.

PLUMAS BANCORP
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited)
(In thousands)

	For the Nine Months
	Ended September 30,
	2007	2006
Cash Flows from Operating Activities:
Net income	$3,360	$3,881
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	500	900
Change in deferred loan origination costs/fees, net	357	(398)
Depreciation and amortization	1,665	1,582
Stock-based compensation expense	209	130
Amortization of investment security premiums	125	312
Accretion of investment security discounts	(47)	(67)
Net loss on disposal/sale of premises and equipment	32	6
Gain on sale of vehicles owned	(24)	(6)
Earnings on Bank owned life insurance policies	(311)	(291)
Expenses on Bank owned life insurance policies	60	55
Increase in accrued interest receivable and other assets	(456)	(673)
Increase (decrease) in accrued interest payable and other liabilities	62	(349)

Net cash provided by operating activities	5,532	5,082

Cash Flows from Investing Activities:
Proceeds from matured and called available-for-sale investment securities	21,375	14,346
Proceeds from matured and called held-to-maturity investment securities	435	45
Purchases of available-for-sale investment securities	(11,009)	—
Purchases of held-to-maturity investment securities	—	(155)
Proceeds from principal repayments from available-for-sale government-guaranteed mortgage-backed securities	2,288	2,782
Net decrease (increase) in loans	1,295	(28,591)
Proceeds from sale of other vehicles	354	124
Purchase of bank owned life insurance	—	(200)
Purchase of premises and equipment	(835)	(4,035)

Net cash provided by (used in) investing activities	13,903	(15,684)

Continued on next page.

PLUMAS BANCORP
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited)
(In thousands)
(Continued)

	For the Nine Months
	Ended September 30,
	2007	2006
Cash Flows from Financing Activities:
Net decrease in demand, interest bearing and savings deposits	$(15,973)	$(1,779)
Net increase (decrease) in time deposits	30,618	(6,768)
Net (decrease) increase in short-term borrowings	(20,000)	9,500
Net proceeds from exercise of stock options	40	108
Payment of cash dividends	(750)	(651)
Repurchase and retirement of common stock	(1,451)	—

Net cash (used in) provided by financing activities	(7,516)	410

Increase (decrease) in cash and cash equivalents	11,919	(10,192)
Cash and Cash Equivalents at Beginning of Year	11,293	24,596

Cash and Cash Equivalents at End of Period	$23,212	$14,404

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:
Interest expense	$5,995	$4,945
Income taxes	$2,475	$2,585

Non-Cash Investing Activities:
Vehicles acquired through foreclosure	$352	$117
Real estate acquired through foreclosure	$182	$—
Loan transferred to other assets	$—	$230
Net decrease in unrealized loss on available-for-sale securities	$367	$227

Non-Cash Financing Activities:
Common stock retired in connection with the exercise of stock options	$49	$354
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
The Bank is a California state-chartered bank that was incorporated in July 1980 and opened for business in December 1980. The Bank operates thirteen branches in California, including branches in Alturas, Chester, Fall River Mills, Greenville, Kings Beach, Loyalton, Portola, Quincy, Redding, Susanville, Tahoe City, Truckee and Westwood. The bank also has commercial lending offices in Auburn, California and Reno, Nevada. The Bank’s deposits are insured by the Federal Deposit Insurance Corporation (FDIC) up to applicable legal limits. The Bank’s primary source of revenue is generated from providing loans to customers who are predominately small and middle market businesses and individuals residing in the surrounding areas.
2. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
The condensed consolidated financial statements include the accounts of the Company and the accounts of its wholly-owned subsidiary, Plumas Bank. Plumas Statutory Trust I and Plumas Statutory Trust II are not consolidated into the Company’s consolidated financial statements and, accordingly, are accounted for under the equity method. In the opinion of management, the unaudited condensed consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the Company’s financial position at September 30, 2007 and December 31, 2006 and its results of operations for the three-month and nine-month periods ended September 30, 2007 and 2006 and its cash flows for the nine-month periods ended September 30, 2007 and 2006. Certain reclassifications have been made to prior period’s balances to conform to classifications used in 2007.
The unaudited condensed consolidated financial statements of the Company have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim reporting on Form 10-Q. Accordingly, certain disclosures normally presented in the notes to the annual consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted. The Company believes that the disclosures are adequate to make the information not misleading. These interim financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s 2006 Annual Report to Shareholders on Form 10-K. The results of operations for the three-month and nine-month periods ended September 30, 2007 and 2006 may not necessarily be indicative of future operating results. In preparing such financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the balance sheet and revenues and expenses for the periods reported. Actual results could differ significantly from those estimates.
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

3. LOANS
Outstanding loans are summarized below, in thousands:

	September 30,	December 31,
	2007	2006
Commercial	$37,319	$36,182
Agricultural	37,429	35,577
Real estate – mortgage	120,733	116,329
Real estate – construction and land development	80,281	75,930
Consumer	76,831	90,694

	352,593	354,712
Deferred loan costs, net	825	1,182
Allowance for loan losses	(4,127)	(3,917)

	$349,291	$351,977

4. COMMITMENTS AND CONTINGENCIES
The Company is party to claims and legal proceedings arising in the ordinary course of business. In the opinion of the Company’s management, the amount of ultimate liability with respect to such proceedings will not have a material adverse effect on the financial condition or result of operations of the Company taken as a whole.
In the normal course of business, there are various outstanding commitments to extend credit which are not reflected in the financial statements, including loan commitments of $92,652,000 and $101,759,000 and stand-by letters of credit of $403,000 and $564,000 at September 30, 2007 and December 31, 2006, respectively.
Of the loan commitments outstanding at September 30, 2007, $25,563,000 are real estate construction loan commitments that are expected to fund within the next twelve months. The remaining commitments primarily relate to revolving lines of credit or other commercial loans, and many of these are expected to expire without being drawn upon. Therefore, the total commitments do not necessarily represent future cash requirements. Each loan commitment and the amount and type of collateral obtained, if any, are evaluated on an individual basis. Collateral held varies, but may include real property, bank deposits, debt or equity securities or business assets.
Stand-by letters of credit are conditional commitments written to guarantee the performance of a customer to a third party. These guarantees are primarily related to the purchases of inventory by commercial customers and are typically short-term in nature. Credit risk is similar to that involved in extending loan commitments to customers and accordingly, evaluation and collateral requirements similar to those for loan commitments are used. The deferred liability related to the Company’s stand-by letters of credit was not significant at September 30, 2007 or December 31, 2006.

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

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2007	2006	2007	2006
Earnings Per Share:
Basic earnings per share	$0.26	$0.28	$0.67	$0.78
Diluted earnings per share	$0.26	$0.27	$0.67	$0.76
Weighted Average Number of Shares Outstanding: (in thousands)
Basic shares	4,945	5,005	4,980	4,998
Diluted shares	4,976	5,090	5,025	5,090
Stock options not included in the computation of diluted earnings per share, due to their antidilutive effect, were 276,000 and 10,000 for the three months ended September 30, 2007 and 2006, respectively and 186,000 and 10,000 for the nine months ended September 30, 2007 and 2006, respectively.
6. COMPREHENSIVE INCOME
Total comprehensive income for the three months ended September 30, 2007 and 2006 totaled $1,558,000 and $1,977,000, respectively. Comprehensive income is comprised of unrealized gains, net of taxes, on available-for-sale investment securities, which were $280,000 and $581,000 for the three months ended September 30, 2007 and 2006, respectively, together with net income.
Total comprehensive income for the nine months ended September 30, 2007 and 2006 totaled $3,727,000 and $4,108,000, respectively. Comprehensive income is comprised of unrealized gains, net of taxes, on available-for-sale investment securities, which were $367,000 and $227,000 for the nine months ended September 30, 2007 and 2006, respectively, together with net income.
At September 30, 2007 and December 31, 2006, accumulated other comprehensive loss, net of taxes, totaled $325,000 and $692,000, respectively, and is reflected as a component of shareholders’ equity.
7. STOCK-BASED COMPENSATION
In 2001 and 1991, the Company established Stock Option Plans for which 894,860 shares of common stock remain reserved for issuance to employees and directors and 490,030 shares are available for future grants under incentive and nonstatutory agreements as of September 30, 2007. The Company granted 155,700 and 7,500 options during the nine months ended September 30, 2007 and 2006 respectively. The weighted average grant date fair value of options granted for the nine months ended September 30, 2007 and 2006 was $4.53 and $4.56 respectively. Compensation cost related to stock options recognized in operating results under SFAS No. 123R was $78,000 and $43,000 for the quarters ended September 30, 2007 and 2006, respectively. The associated future income tax benefit recognized was $7,000 and $4,000 for the quarters ended September 30, 2007 and 2006, respectively. Compensation cost related to stock options recognized in operating results under SFAS No. 123R was $209,000 and $130,000 in the nine months ended September 30, 2007 and 2006, respectively. The associated future income tax benefit recognized was $19,000 and $15,000 for the nine months ended September 30, 2007 and 2006, respectively.

The following table summarizes information about stock option activity for the nine months ended September 30, 2007:

			Weighted
			Average
		Weighted	Remaining
		Average	Contractual	Aggregate
		Exercise	Term	Intrinsic Value
	Shares	Price	(in years)	(in thousands)
Options outstanding at December 31, 2006	290,914	$11.62
Options granted	155,700	16.37
Options exercised	(11,091)	8.10
Options cancelled	(30,693)	15.74

Options outstanding at September 30, 2007	404,830	$13.23	6.3	$302

Options exercisable at September 30, 2007	175,993	$10.60	5.2	$288

Expected to vest after September 30, 2007	228,837	$15.25	7.1	$14

The total intrinsic value of options (which is the amount by which the stock price exceeded the exercise price of the options on the date of exercise) exercised during the nine months ended September 30, 2007 was $84,000. During the nine months ended September 30, 2007, the amount of cash received from the exercise of stock options was $41,000.
At September 30, 2007, there was $729,000 of total unrecognized compensation cost related to non-vested stock option awards which is expected to be recognized over a weighted-average period of 3.0 years. The total fair value of options vested during the nine months ended September 30, 2007 was $12,000.
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
The provisions of FIN 48 have been applied to all tax positions of the Company as of January 1, 2007. There was no cumulative effect of applying the provisions of FIN 48 and there was no significant effect on the Company’s provision for income taxes for the nine months ended September 30, 2007. The Company recognizes interest accrued related to unrecognized tax benefits and accruals for penalties in income tax expense.

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
10. SUBSEQUENT EVENTS
On October 17, 2007, the Company declared a common stock cash dividend of $0.15 per share. The dividend will be payable on November 16, 2007 to its shareholders of record on November 2, 2007.

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
INTRODUCTION
The following discussion and analysis sets forth certain statistical information relating to Plumas Bancorp (the “Company”) as of September 30, 2007 and December 31, 2006 and for the three and nine month periods ended September 30, 2007 and 2006. This discussion should be read in conjunction with the condensed consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q and the consolidated financial statements and notes thereto included in Plumas Bancorp’s Annual Report filed on Form 10-K for the year ended December 31, 2006.
Plumas Bancorp trades on The NASDAQ Capital Market under the ticker symbol “PLBC”.
CASH DIVIDEND
On October 17, 2007, the Company declared a semi-annual common stock cash dividend of $0.15 per share. The dividend is payable on November 16, 2007 to its shareholders of record on November 2, 2007.
CRITICAL ACCOUNTING POLICIES AND ESTIMATES
There have been no changes to the Company’s critical accounting policies from those disclosed in the Company’s 2006 Annual Report to Shareholders’ on Form 10-K.
This discussion should be read in conjunction with our unaudited condensed consolidated financial statements, including the notes thereto, appearing elsewhere in this report.

RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2007
OVERVIEW
The Company’s net income declined by $521 thousand, or 13%, to $3.36 million for the nine months ended September 30, 2007 from $3.88 million for the same period in 2006. This decline in net income resulted from an increase in non-interest expense of $1.1 million and a decline in net interest income of $300 thousand which were partially offset by an increase in non-interest income of $142 thousand and decreases in the provision for loan losses of $400 thousand and the provision for income taxes of $337 thousand. The increase in non-interest expense included an increase of $776 thousand in salaries and employee benefit expense and $272 thousand in occupancy and equipment costs.
Total assets declined $3.5 million from $473.2 million at December 31, 2006 to $469.7 million at September 30, 2007. Net loans declined by $2.7 million from $352.0 million at December 31, 2006 to $349.3 million at September 30, 2007. A decline of $12.5 million in investment securities and an increase of $14.6 million in deposits provided funding to repay short-term borrowings which declined by $20 million with the excess funds invested in federal funds sold which increased by $8.0 million. Total shareholders’ equity increased by $1.8 million from $35.8 million at December 31, 2006 to $37.6 million at September 30, 2007.
The annualized return on average assets was 0.96% for the nine months ended September 30, 2007 down from 1.11% for the same period in 2006. The annualized return on average equity was 12.2% for the nine months ended September 30, 2007 down from 15.7% for the same period in 2006.
Net interest income before provision for loan losses. Net interest income, on a nontax-equivalent basis, was $16.4 million for the nine months ended September 30, 2007, a decrease of $300 thousand, or 2%, from $16.7 million for the same period in 2006. The decrease in net interest income was primarily attributed to increases in both the rates paid and average balances of the Company’s time certificates of deposit and an increase in the average balance of short-term borrowings. This increase in interest expense was mostly offset by an increase in interest income related to an increase in average loans outstanding and an increase in the yield on those loans.
Interest income increased $1.1 million, or 5%, to $22.8 million for the nine months ended September 30, 2007. Interest and fees on loans increased by $1.7 million from $19.2 million for the nine months ended September 30, 2006 to $20.9 million during the current nine month period. The Company’s average loan balances were $354 million for the nine months ended September 30, 2007, up $24 million, or 7%, from the $330 million during the same period in 2006. The average rate earned on the Company’s loan balances increased 11 basis points to 7.89% during the first nine months of 2007 versus 7.78% during the first nine months of 2006. The increase in yield reflects the continued effect of the Company’s decision to decrease the level of auto dealer loans which generally yield significantly less than other loans in the Company’s loan portfolio.
Interest on investment securities decreased by $527 thousand, as an increase in yield of 19 basis points was offset by a decline in average investment securities of $23.2 million. Interest earned on federal funds sold declined by $67 thousand. Average federal funds sold were $2.4 million for the nine months ended September 30, 2007, a decline of $2.3 million from $4.7 million outstanding during the same period in 2006. This decline in average balance was partially offset by an increase in yield from 4.51% during the nine months ended September 30, 2006 to 5.10% during the current nine month period.
Interest expense increased $1.4 million to $6.5 million for the nine months ended September 30, 2007, up from $5.1 million for the same period in 2006. This increase includes $1.4 million in interest on time deposits and a $357 thousand increase in interest expense on short-term borrowings. The Company has experienced increases in the average balance of its time deposits but declines in non-interest bearing demand deposit accounts, NOW, savings and money market accounts. We continue to experience significant competition for deposits from both banking and non-banking sources. Rather than increasing the rate paid on our lower yielding interest bearing transaction and money market accounts to attract deposits and thereby increasing the rate paid on the entire balance of these accounts, the Company has chosen to fund loan growth through increases in its level of short-term time deposits and to a lesser extent through short-term borrowings. This has resulted in an increase in both the volume and rate components of time deposit interest expense and the volume variance of short-term borrowings.

Average NOW account balances decreased by $2.2 million and the average rate paid decreased by 2 basis points. Included in average NOW accounts are Money Fund Plu$ balances. Money Fund Plu$ is a high interest bearing checking account designed to pay rates comparable to those available on a typical brokerage account. Average Money Fund Plu$ accounts were $41.2 million for the nine months ended September 30, 2007 compared to $38.9 million during the first nine months of 2006. The average rate paid on Money Fund Plu$ accounts declined from 3.54% during the 2006 period to 3.23% during the nine months ended September 30, 2007. The effect of the decrease in the average rate paid on Money Fund Plu$ balances on the average rate paid on NOW accounts was offset by an increase in Money Fund Plu$ account balances as a percentage of total NOW account balances.
The increase in the average rate paid on time deposits and the decrease in lower rate deposit sources as a percentage of total interest-bearing deposits has resulted in an increase in the average rate paid on the Company’s interest bearing deposits of 49 basis points from 1.99% for the nine months ended September 30, 2006 to 2.48% for the current nine month period. The average rate paid on time deposits increased 88 basis points from 3.44% during the nine months ended September 30, 2006 to 4.32% during the current nine month period. This increase includes an increase in market rates in the Company’s service area and the effect of a promotional certificate of deposit program introduced during the fourth quarter of 2006. The average rate paid on promotional certificate of deposits during the nine months ended September 30, 2007 was 5.12% and the average balance was $39 million. This product provides a higher rate of return for our more interest rate sensitive customers, whose deposits we may have lost to competition, while providing a highly competitive rate to attract new deposits.
Interest expense on money market and savings accounts declined by $397 thousand related to both a decline in the average rate paid on these accounts and a decline in the average balance. Interest on short-term borrowings increased primarily as a result of an increase in average borrowings. Interest expense paid on junior subordinated debentures fluctuates with changes in the 3-month London Interbank Offered Rate (LIBOR) rate which increased during the comparison period resulting in an increase of $28 thousand on these borrowings.
As a result of the changes noted above, the net interest margin for the nine months ended September 30, 2007 decreased slightly by 8 basis points to 5.20%, from 5.28% for the same period in 2006.

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

	For the Nine Months Ended September 30, 2007			For the Nine Months Ended September 30, 2006
	Average Balance	Interest	Yield/	Average Balance	Interest	Yield/
(Dollars in thousands)	(in thousands)	(in thousands)	Rate	(in thousands)	(in thousands)	Rate
Interest-earning assets:
Loans (1) (2)	$354,478	$20,908	7.89%	$330,153	$19,221	7.78%
Investment securities (1)	63,955	1,810	3.78%	87,142	2,337	3.59%
Federal funds sold	2,384	91	5.10%	4,679	158	4.51%

Total interest earning assets	420,817	22,809	7.25%	421,974	21,716	6.88%

Cash and due from banks	12,886			13,489
Other assets	32,413			31,425

Total assets	$466,116			$466,888

Interest-bearing liabilities:
NOW deposits	$77,783	1,043	1.79%	$79,987	1,085	1.81%
Money market deposits	40,634	266	0.88%	58,541	530	1.21%
Savings deposits	51,552	199	0.52%	60,733	332	0.73%
Time deposits	118,753	3,840	4.32%	93,100	2,395	3.44%
Short-term borrowings	11,585	465	5.37%	2,743	108	5.26%
Other interest-bearing liabilities	302	17	7.53%	281	15	7.14%
Junior subordinated debentures	10,310	627	8.13%	10,310	599	7.77%

Total interest-bearing liabilities	310,919	6,457	2.78%	305,695	5,064	2.21%

Non-interest bearing deposits	113,748			123,677
Other liabilities	4,628			4,466
Shareholders’ equity	36,821			33,050

Total liabilities & equity	$466,116			$466,888

Cost of funding interest-earning assets (3)			2.05%			1.60%
Net interest income and margin (4)		$16,352	5.20%		$16,652	5.28%

(1)	Not computed on a tax-equivalent basis.

(2)	Net loan costs included in loan interest income for the nine-month periods ended September 30, 2007 and 2006 were $306,000 and $251,000, respectively.

(3)	Total annualized interest expense divided by the average balance of total earning assets.

(4)	Annualized net interest income divided by the average balance of total earning assets.

The following table sets forth changes in interest income and interest expense for the nine-month periods indicated and the amount of change attributable to variances in volume, rates and the combination of volume and rates based on the relative changes of volume and rates:

	2007 over 2006 change in net interest income
	for the nine months ended September 30:
		(in thousands)
	Volume (1)	Rate (2)	Mix (3)	Total
Interest-earning assets:
Loans	$1,416	$252	$19	$1,687
Investment securities	(622)	129	(34)	(527)
Federal funds sold	(78)	21	(10)	(67)

Total interest income	716	402	(25)	1,093

Interest-bearing liabilities:
NOW deposits	(30)	(12)	—	(42)
Money market deposits	(162)	(147)	45	(264)
Savings deposits	(50)	(98)	15	(133)
Time deposits	660	615	170	1,445
Short-term borrowings	348	2	7	357
Other interest-bearing liabilities	1	1	—	2
Junior subordinated debentures	—	28	—	28

Total interest expense	767	389	237	1,393

Net interest income	$(51)	$13	$(262)	$(300)

(1)	The volume change in net interest income represents the change in average balance divided by the previous period’s rate.

(2)	The rate change in net interest income represents the change in rate multiplied by the previous period’s average balance.

(3)	The mix change in net interest income represents the change in average balance multiplied by the change in rate.
Provision for loan losses. The Company recorded $500 thousand in provision for loan losses for the nine months ended September 30, 2007 and $900 thousand for the nine months ended September 30, 2006. Management assesses its loan quality monthly to maintain an adequate allowance for loan losses. Based on information currently available, management believes that the allowance for loan losses is adequate to absorb potential risks in the portfolio. However, no assurance can be given that the Company may not sustain charge-offs which are in excess of the allowance in any given period. The Company’s loan portfolio composition and non-performing assets are further discussed under the financial condition section below.
Non-interest income. During the nine months ended September 30, 2007, total non-interest income increased $142 thousand, or 4%, to $4.0 million, up from $3.9 million from the comparable period in 2006. This increase was primarily related to a $50 thousand increase in gains on sales of loans, a $49 thousand increase in investment services income and a $48 thousand increase in loan commissions and serving fees. Loan serving income was lower in the 2006 period related to an increase in the amortization of servicing assets and I/O strips receivable. Investment services income has benefited in 2007 from the hiring of an investment services manager, while the gain on sale of loans varies year to year based on the volume of loan sales. Gains on sales of loans have not been a significant source of non-interest income for the Company; however with the hiring of a full time government guaranteed lender in 2007 we anticipate that income from this source will increase in 2008.

The following table describes the components of non-interest income for the nine-month periods ending September 30, 2007 and 2006, dollars in thousands:

	For the Nine Months
	Ended September 30,		Dollar	Percentage
	2007	2006	Change	Change
Service charges on deposit accounts	$2,766	$2,731	$35	1.3%
Earnings on life insurance policies	311	291	20	6.9%
Merchant processing income	221	242	(21)	-8.7%
Investment services income	127	78	49	62.8%
Official check fees	119	126	(7)	-5.6%
Customer service fees	89	83	6	7.2%
Loan commission and servicing fees	84	36	48	133.3%
Federal Home Loan Bank dividends	82	76	6	7.9%
Safe deposit box and night depository income	49	51	(2)	-3.9%
Gain (loss) on sale of loans	46	(4)	50	1250.0%
Other deposit account fees	29	40	(11)	-27.5%
Gain on sale of real estate and vehicles	24	6	18	300.0%
Printed check fee income	23	38	(15)	-39.5%
Other	25	59	(34)	-57.6%

Total non-interest income	$3,995	$3,853	$142	3.7%

Non-interest expenses. During the nine months ended September 30, 2007, total non-interest expense increased $1.1 million, or 8%, to $14.4 million, up from $13.3 million for the comparable period in 2006. The increase in non-interest expense was primarily the result of increases in salaries and employee benefits, occupancy and equipment costs and outside service fees.
Salaries and employee benefits increased $776 thousand, or 11%, over the same nine-month period last year. Salaries costs increased by $575 thousand which included annual merit increases as well as additional employees primarily related to the Company’s Reno, Nevada commercial real estate loan office, its recently opened Redding, California branch, its expanded Truckee, California branch and administration staffing.
During the fourth quarter of 2006 the Company completed construction and opened a new Bank branch in Truckee, California. This replaced a much smaller leased facility. Also in the fourth quarter of 2006 we opened a commercial real estate loan office in Reno, Nevada. During the second quarter of 2007 we opened a new Bank branch in Redding, California in a temporary location. Of the total increase of $575 in salary expense, $321 thousand relates to the Reno and Redding offices or 56% of the increase.
Another significant component of the increase in salaries and employee benefits was a $422 thousand reduction in the deferral of loan origination costs. The largest component of this decrease was related to a reduction in the origination volume of consumer auto loans. From 2004 through most of 2006 the Company had been aggressive in seeking out dealer auto loans. Beginning in late 2006 and continuing into 2007 we began to deemphasize our auto lending activities. In April 2007 the head of the Company’s auto lending department resigned and shortly thereafter the Company discontinued its dealer-lending program.
Stock-based compensation expense, included in salary and employee benefits, increased by $75 thousand from $94 thousand during the nine months ended September 30, 2006 to $169 thousand during the current nine-month period.

These increases in salary and employee benefit expense were partially offset by a decrease in bonus expense of $387 thousand related primarily to a reduction in net income during the 2007 nine-month period. A large portion of the Company’s bonus plan is based on the level of net income and items directly influenced by the level of net income including return on average equity, return on average assets and earnings per share.
The increase of $272 thousand in occupancy and equipment includes an increase in operating expenses of $155 thousand related to the new Truckee branch, $36 thousand in costs at our new Reno lending office and costs of $41 thousand related to the new Redding branch. Outside services increased by $44 thousand primarily related to increases in ATM processing costs which were offset by an increase in ATM income.
The following table describes the components of non-interest expense for the nine-month periods ending September 30, 2007 and 2006, dollars in thousands:

	For the Nine Months
	Ended September 30,		Dollar	Percentage
	2007	2006	Change	Change
Salaries and employee benefits	$8,142	$7,366	$776	10.5%
Occupancy and equipment	2,659	2,387	272	11.4%
Professional fees	556	533	23	4.3%
Outside service fees	487	443	44	9.9%
Business development	400	405	(5)	-1.2%
Advertising and shareholder relations	380	364	16	4.4%
Director compensation	261	279	(18)	-6.5%
Telephone and data communication	260	286	(26)	-9.1%
Deposit premium amortization	226	226	—	—%
Stationery and supplies	214	205	9	4.4%
Armored car and courier	208	202	6	3.0%
Postage	183	181	2	1.1%
Insurance	131	129	2	1.6%
Loan and collection expenses	122	111	11	9.9%
Other	203	215	(12)	-5.6%

Total non-interest expense	$14,432	$13,332	$1,100	8.3%

Provision for income taxes. The provision for income taxes was $2.1 million, or 38.0% of income before provision for income taxes for the nine months ended September 30, 2007. This compares to $2.4 million or 38.1% of pre-tax income during the first nine months of 2006.
RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2007
OVERVIEW
Net Income. Net income decreased by $118 thousand, or 8.5% from $1.4 million during the third quarter of 2006 to $1.3 million during the three months ended September 30, 2007. This decrease in net income included a $293 thousand decline in net interest income and a $181 thousand increase in non-interest expense, partially offset by decreases of $175 thousand in the provision for loan losses and $69 thousand in the provision for income taxes and an increase of $112 thousand in non-interest income.
Net interest income before provision for loan losses. Net interest income, on a nontax-equivalent basis, was $5.4 million for the three months ended September 30, 2007, a decrease of $293 thousand, or 5%, from $5.7 million for the same period in 2006. The decline in net interest income was primarily attributable to an increase in interest expense of $261 thousand attributable to both volume and rate increases in time deposits.

Interest income declined slightly by $32 thousand as an increase in interest and fees on loans and interest on federal funds sold was offset by a decline in interest on investment securities. Interest and fees on loans increased by $61 thousand from $6.8 million for the three months ended September 30, 2006 to $6.9 million during the 2007 third quarter. The Company’s average loan balances were $350 million for the three months ended September 30, 2007, up $6 million, or 2%, from the $344 million for the same period in 2006. The average yield earned on loans decreased by 6 basis points from 7.89% during the third quarter of 2006 to 7.83% during the 2007 quarter.
A 26 basis points increase in yield on investment securities was offset by a decrease of $22 million in the average balance outstanding resulting in a decrease of $162 thousand in interest earned on investment securities. Interest on federal funds sold increased by $69 thousand related to an increase in the average balance outstanding.
Interest expense increased $261 thousand, or 14%, to $2.1 million for the three months ended September 30, 2007, up from $1.9 million for the same period in 2006. This increase includes $584 thousand in interest on time deposits partially offset by declines in both the volume and rate components of interest expense on NOW, money market and savings deposits as the mix of deposits shifted from these accounts to time deposits.
The Company has experienced declines in lower rate deposit sources such as its non interest and interest-bearing transaction accounts, money market accounts, and savings accounts. To offset these declines the Company has increased the level of short-term time deposits.
The average rate paid on time deposits increased 80 basis points from 3.64% during the three months ended September 30, 2006 to 4.44% during the third quarter of 2007. Average time deposits outstanding increased from $91 million during the quarter ended September 30, 2006 to $126 million during the current quarter. The increase in time deposits outstanding as well as the increase in average rate paid on time deposits relates to the introduction of a promotional certificate of deposit program during the fourth quarter of 2006. The average rate paid on promotional certificate of deposits during the three months ended September 30, 2007 was 5.11% and the average balance during the three-month period was $55 million.
The average balance of short-term borrowings decreased from $5.1 million during the third quarter of 2006 to $2.3 million during the three months ended September 30, 2007. The average rate paid on these borrowings decreased by 24 basis points to 5.09% during the quarter ended September 30, 2007, down from 5.33% during the third quarter of 2006.
As a result of the changes noted above, the net interest margin for the three months ended September 30, 2007 decreased 14 basis points, or 3%, to 5.20%, from 5.34% for the same period in 2006.

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

	For the Three Months Ended September 30, 2007			For the Three Months Ended September 30, 2006
	Average Balance	Interest	Yield/	Average Balance	Interest	Yield/
(Dollars in thousands)	(in thousands)	(in thousands)	Rate	(in thousands)	(in thousands)	Rate
Interest-earning assets:
Loans (1) (2)	$349,598	$6,898	7.83%	$343,622	$6,837	7.89%
Investment securities (1)	59,321	579	3.87%	81,513	741	3.61%
Federal funds sold	6,576	83	5.01%	1,113	14	4.99%

Total interest earning assets	415,495	7,560	7.22%	426,248	7,592	7.07%

Cash and due from banks	13,343			13,119
Other assets	32,358			33,114

Total assets	$461,196			$472,481

Interest-bearing liabilities:
NOW deposits	$76,329	330	1.72%	$88,326	463	2.08%
Money market deposits	37,927	69	0.72%	53,682	160	1.18%
Savings deposits	50,026	50	0.40%	58,521	107	0.73%
Time deposits	126,353	1,415	4.44%	90,585	831	3.64%
Short-term borrowings	2,262	29	5.09%	5,137	69	5.33%
Other interest-bearing liabilities	304	6	7.83%	289	6	8.24%
Junior subordinated debentures	10,310	213	8.20%	10,310	215	8.27%

Total interest-bearing liabilities	303,511	2,112	2.76%	306,850	1,851	2.39%

Non-interest bearing deposits	115,890			127,145
Other liabilities	4,549			4,350
Shareholders’ equity	37,246			34,136

Total liabilities & equity	$461,196			$472,481

Cost of funding interest-earning assets (3)			2.02%			1.73%
Net interest income and margin (4)		$5,448	5.20%		$5,741	5.34%

(1)	Not computed on a tax-equivalent basis.

(2)	Net loan costs included in loan interest income for the three-month periods ended September 30, 2007 and 2006 were $51,000 and $177,000, respectively.

(3)	Total interest expense divided by the average balance of total earning assets.

(4)	Net interest income divided by the average balance of total earning assets.

The following table sets forth changes in interest income and interest expense for the three-month periods indicated and the amount of change attributable to variances in volume, rates and the combination of volume and rates based on the relative changes of volume and rates:

	2007 over 2006 change in net interest income
	for the three months ended September 30:
		(in thousands)
	Volume (1)	Rate (2)	Mix (3)	Total
Interest-earning assets:
Loans	$119	$(57)	$(1)	$61
Investment securities	(202)	55	(15)	(162)
Federal funds sold	69	—	—	69

Total interest income	(14)	(2)	(16)	(32)

Interest-bearing liabilities:
NOW deposits	(63)	(81)	11	(133)
Money market deposits	(47)	(62)	18	(91)
Savings deposits	(15)	(49)	7	(57)
Time deposits	328	183	73	584
Short-term borrowings	(39)	(3)	2	(40)
Other interest-bearing liabilities	—	—	—	—
Junior subordinated debentures	—	(2)	—	(2)

Total interest expense	164	(14)	111	261

Net interest income	$(178)	$12	$(127)	$(293)

(1)	The volume change in net interest income represents the change in average balance divided by the previous period’s rate.

(2)	The rate change in net interest income represents the change in rate divided by the previous period’s average balance.

(3)	The mix change in net interest income represents the change in average balance multiplied by the change in rate.
Provision for loan losses. The Company recorded $125 thousand in provision for loan losses for the three months ended September 30, 2007 and $300 thousand during the quarter ended September 30, 2006. Management assesses its loan quality monthly to maintain an adequate allowance for loan losses. The Company’s loan portfolio composition and non-performing assets are further discussed under the financial condition section below.
Non-interest income. During the three months ended September 30, 2007, total non-interest income increased by $112 thousand or 8.5%, to $1.4 million, up from $1.3 million from the comparable quarter in 2006. This increase resulted from a $64 thousand increase in service charges on deposit accounts and an increase of $53 thousand in loan commission and servicing fees. Loan commission and servicing fees were lower in the 2006 quarter related to an increase in the amortization of servicing assets and I/O strips receivable.

The following table describes the components of non-interest income for the three-month periods ending September 30, 2007 and 2006, dollars in thousands:

	For the Three Months
	Ended September 30,		Dollar	Percentage
	2007	2006	Change	Change
Service charges on deposit accounts	$1,009	$945	$64	6.8%
Earnings on life insurance policies	105	100	5	5.0%
Merchant processing income	94	111	(17)	-15.3%
Investment services income	42	23	19	82.6%
Official check fees	39	46	(7)	-15.2%
Customer service fees	29	23	6	26.1%
Federal Home Loan Bank dividends	26	28	(2)	-7.1%
Loan commission and servicing fees	24	(29)	53	182.8%
Gain on sale of loans	19	—	19	100.0%
Safe deposit box and night depository income	14	15	(1)	-6.7%
Other deposit account fees	8	12	(4)	-33.3%
Printed check fee income	2	7	(5)	-71.4%
(Loss) gain on sale of real estate and vehicles	(4)	4	(8)	-200.0%
Other	21	31	(10)	-32.3%

Total non-interest income	$1,428	$1,316	$112	8.5%

Non-interest expenses. Non-interest expense increased by $181 thousand from $4.5 million during the third quarter of 2006 to $4.7 million during the current quarter. Consistent with the nine month comparison the increase in non-interest expense relates primarily to increases in salaries and employee benefits and occupancy and equipment costs.
Salaries and employee benefits increased by $175 thousand to $2.7 million for the third quarter of 2007 compared to $2.5 million during the three months ended September 30, 2006. This increase included an increase in salary expense of $156 thousand, a reduction in the deferral of loan origination fees of $186 thousand and an increase in stock-based compensation expense of $33 thousand. These items were partially offset by a decrease in bonus expense of $225 thousand primarily related to the reduction in net income as discussed above.
Salary expense included $142 thousand in salaries related to the new Reno commercial real estate lending office and the new Redding branch. The deferral of loan origination costs is primarily related to a reduction in the volume of consumer auto loans. Stock based compensation expense, included in salaries and related benefits, increased by $33 thousand from $31 thousand during the three months ended September 30, 2006 to $64 thousand during the current three-month period.
The increase in occupancy and equipment primarily relates to our recently opened Redding branch, and an increase in costs at the Truckee branch.

The following table describes the components of non-interest expense for the three-month periods ending September 30, 2007 and 2006, dollars in thousands:

	For the Three Months
	Ended September 30,		Dollar	Percentage
	2007	2006	Change	Change
Salaries and employee benefits	$2,675	$2,500	$175	7.0%
Occupancy and equipment	870	827	43	5.2%
Professional fees	167	188	(21)	-11.2%
Outside service fees	163	147	16	10.9%
Business development	114	123	(9)	-7.3%
Advertising and shareholder relations	102	122	(20)	-16.4%
Telephone and data communication	91	89	2	2.2%
Director compensation	87	104	(17)	-16.3%
Deposit premium amortization	76	76	—	—%
Armored car and courier	74	70	4	5.7%
Stationery and supplies	62	65	(3)	-4.6%
Postage	62	58	4	6.9%
Insurance	47	45	2	4.4%
Loan and collection expenses	35	31	4	12.9%
Other	59	58	1	1.7%

Total non-interest expense	$4,684	$4,503	$181	4.0%

Provision for income taxes. The provision for income taxes was $789 thousand, or 38.2% of income before provision for income taxes for the three months ended September 30, 2007. This compares to $858 thousand or 38.1% of pre-tax income during the third quarter of 2006.
FINANCIAL CONDITION
Loan portfolio. Net loans declined slightly from $352 million at December 31, 2006 to $349 million at September 30, 2007. The Company continues to manage the composition of its loan portfolio consistent with its identity as a community bank serving the financing needs of all sectors of the area it serves. Although the Company offers a broad array of financing options, it continues to concentrate its focus on small- to medium-sized commercial businesses. These commercial loans are diversified as to the industries and types of businesses, thus limiting material exposure from any one industry concentration. The Company offers both fixed and floating rate loans and obtains collateral in the form of real property, business assets and deposit accounts, but looks to business and personal cash flows as its primary source of repayment. The composition of the Company’s loan portfolio has remained relatively consistent from December 31, 2006. Real estate mortgage loans increased to 34% of total gross loans at September 30, 2007 from 33% at December 31, 2006. Agricultural loans increased to 11% of total gross loans at September 30, 2007 up from 10% at December 31, 2006. Consumer loans declined to 22% of total gross loans from 26% at December 31, 2006. Commercial and real estate construction loans were 10% and 23%, respectively of total gross loans at September 30, 2007, this compares to 10% and 21% respectively, at December 31, 2006.
The Company expects the level of consumer loans to continue to decline in the future. From 2004 through most of 2006 the Company had been aggressive in seeking out dealer auto loans. Beginning in late 2006 and continuing into 2007 we began to deemphasize our auto lending activities. In April 2007 the head of the Company’s auto lending department resigned. The Company will not replace this position and has discontinued its dealer loan program. It is our expectation that the payoffs from our auto loan portfolio can be utilized to provide funding for other higher yielding loans.

Nonperforming assets. Nonperforming loans at September 30, 2007 were $2.7 million, an increase of $1.7 million over the $1.0 million balance at December 31, 2006. Nonperforming assets (which is comprised of nonperforming loans plus repossessed vehicles and foreclosed real estate) at September 30, 2007 were $3.0 million, an increase of $1.9 million over the $1.1 million balance at December 31, 2006. The increase in nonperforming loans primarily relates to an increase of $1.6 million in nonaccrual loans. The increase in nonperforming assets includes the increase in nonperforming loans as well as foreclosed real estate of $182 thousand at September 30, 2007. There was no foreclosed real estate at December 31, 2006. In addition repossessed vehicles at September 30, 2007 totaled $69 thousand compared to $47 thousand at December 31, 2006.
Nonaccrual loans are predominately well secured and the Company does not anticipate any significant losses associated with its nonaccrual loans as of September 30, 2007.
Nonperforming loans as a percentage of total loans increased to 0.78% at September 30, 2007 up from 0.29% at December 31, 2006. In addition, nonperforming assets as a percentage of total assets increased to 0.64% at September 30, 2007 up from 0.22% at December 31, 2006.
Analysis of allowance for loan losses. Net charge-offs during the nine months ended September 30, 2007 totaled $290 thousand, or 0.08% of average loans, compared to $251 thousand, or 0.08% of average loans, for the comparable period in 2006. Net charge-offs during the first nine months of 2007 were comprised of $516 thousand of charge-offs offset by $226 thousand in recoveries, compared to $475 thousand of charge-offs offset by $224 thousand in recoveries for the same period in 2006. The allowance for loan losses was 1.17% of total loans as of September 30, 2007 up from 1.10% as of December 31, 2006. Based on an evaluation of the credit quality of the loan portfolio and delinquency trends and charge-offs, management believes the allowance for loan losses to be adequate. However, no prediction of the ultimate level of loans charged off in future years can be made with any certainty.
The following table provides certain information for the nine-month period indicated with respect to the Company’s allowance for loan losses as well as charge-off and recovery activity.

	For the Nine Months
	Ended September 30,
	(in thousands)
	2007	2006
Balance at January 1,	$3,917	$3,256

Charge-offs:
Commercial and agricultural	(43)	(126)
Real estate mortgage	—	—
Real estate construction	(46)	—
Consumer	(427)	(349)

Total charge-offs	(516)	(475)

Recoveries:
Commercial and agricultural	51	45
Real estate mortgage	—	—
Real estate construction	—	—
Consumer	175	179

Total recoveries	226	224

Net charge-offs	(290)	(251)

Provision for loan losses	500	900

Balance at September 30,	$4,127	$3, 905

Net charge-offs during the nine-month period to average loans	0.08%	0.08%
Allowance for loan losses to total loans	1.17%	1.12%

Investment securities. Investment securities decreased $12.5 million to $62.3 million at September 30, 2007, down from $74.8 million at December 31, 2006. The investment portfolio balances in U.S. Treasuries, U.S. Government agencies, corporate debt securities and municipal obligations comprised 9%, 60%, 9% and 22%, respectively, of the Company’s investment portfolio at September 30, 2007 versus 7%, 64%, 10%, and 19% at December 31, 2006. The decrease in the overall investment portfolio resulted from maturities, calls and pay downs that were used to reduce short-term borrowings, provide funding for loan growth and other liquidity needs partially offset by the reinvestment of $11 million in U.S. Government agency securities.
Premises and equipment. Primarily as a result of depreciation expense in excess of additions during the nine month period, premises and equipment decreased by $391 thousand from $15.2 million at December 31, 2006 to $14.8 million at September 30, 2007.
Deposits. Total deposits were $417 million as of September 30, 2007, an increase of $15 million, or 4%, from the December 31, 2006 balance of $402 million. Declines in non-interest bearing demand deposits, interest bearing transaction accounts, money market and savings deposits were offset by an increase of $31 million in time deposits. The increase in time deposits relates to a promotional certificate of deposit program which the Company began offering during the fourth quarter of 2006. At September 30, 2007 we had $64 million in promotional certificates of deposit with an average rate paid, during the nine months ended September 30, 2007, of 5.12%.
The Company continues to manage the mix of its deposits consistent with its identity as a community bank serving the financial needs of its customers. Time deposits increased to 32% of total deposits as of September 30, 2007 up from 25% as of December 31, 2006. Non-interest bearing demand deposits decreased to 29% of total deposits at September 30, 2007 down from 30% at December 31, 2006. Interest bearing transaction accounts decreased to 18% of total deposits at September 30, 2007, down from 20% at December 31, 2006. Money market and savings deposits decreased to 21% of total deposits at September 30, 2007 down from 25% at December 31, 2006.
Short-term borrowings. There were no short-term borrowings at September 30, 2007. Short-term borrowings at December 31, 2006 consisted of $20 million in overnight Federal Home Loan Bank (“FHLB”) advances.
CAPITAL RESOURCES
Shareholders’ equity as of September 30, 2007 increased $1.8 million, or 5%, to $37.6 million up from $35.8 million as of December 31, 2006. This increase was the result of earnings during the first nine months of 2007 of $3.4 million, $209 thousand in stock-based compensation expense and a decrease in accumulated other comprehensive loss of $367 thousand, offset by $1.5 million of repurchased Plumas Bancorp stock under the Company’s stock buy back plan and cash dividends of $0.7 million.
On January 22, 2007 the Company announced that its Board of Directors authorized a common stock repurchase plan. The plan calls for the repurchase of up to 250,000 shares, or approximately 5%, of the Company’s shares outstanding as of January 22, 2007. During the nine months ended September 30, 2007 the Company repurchased 97,730 shares at an average cost, including commission, of $14.84 per share.
On May 14, 2007 the Company paid a semi-annual cash dividend of $0.15 per share compared to $0.13 per share paid on May 15, 2006. On October 17, 2007, the Company declared a semi-annual common stock cash dividend of $0.15 per share. The dividend is payable on November 16, 2007 to its shareholders of record on November 2, 2007. This also represents a $0.02 increase from the semi-annual common stock cash dividend of $0.13 per share paid November 24, 2006.
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

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios of total and Tier 1 capital to risk-weighted assets and of Tier 1 capital to average assets. Each of these components is defined in the regulations. Management believes that the Company met all its capital adequacy requirements and that the Bank met the requirements to be considered well capitalized under the regulatory framework for prompt corrective action as of September 30, 2007.
The following table presents the Company’s and the Bank’s capital ratios as of September 30, 2007 and December 31, 2006, dollars in thousands:

	September 30, 2007		December 31, 2006
	Amount	Ratio	Amount	Ratio
Tier 1 Leverage Ratio

Plumas Bancorp and Subsidiary	$46,840	10.2%	$45,206	9.5%
Minimum regulatory requirement	18,403	4.0%	18,955	4.0%
Plumas Bank	45,454	9.9%	44,094	9.3%
Minimum requirement for “Well-Capitalized” institution	22,977	5.0%	23,669	5.0%
Minimum regulatory requirement	18,382	4.0%	18,935	4.0%

Tier 1 Risk-Based Capital Ratio

Plumas Bancorp and Subsidiary	46,840	11.7%	45,206	10.9%
Minimum regulatory requirement	16,054	4.0%	16,610	4.0%
Plumas Bank	45,454	11.3%	44,094	10.6%
Minimum requirement for “Well-Capitalized” institution	24,049	6.0%	24,885	6.0%
Minimum regulatory requirement	16,033	4.0%	16,590	4.0%

Total Risk-Based Capital Ratio

Plumas Bancorp and Subsidiary	51,022	12.7%	49,123	11.8%
Minimum regulatory requirement	32,108	8.0%	33,221	8.0%
Plumas Bank	49,636	12.4%	48,011	11.6%
Minimum requirement for “Well-Capitalized” institution	40,081	10.0%	41,475	10.0%
Minimum regulatory requirement	32,065	8.0%	33,180	8.0%
LIQUIDITY
The Company manages its liquidity to provide the ability to generate funds to support asset growth, meet deposit withdrawals (both anticipated and unanticipated), fund customers’ borrowing needs, satisfy maturity of short-term borrowings and maintain reserve requirements. The Company’s liquidity needs are managed using assets, liabilities, or both. On the asset side the Company maintains cash and due from banks along with an investment portfolio containing U.S. government securities, agency securities and corporate bonds that are classified as available-for -sale. On the liability side, liquidity needs are managed by charging competitive offering rates on deposit products and the use of established lines of credit from correspondent financial institutions and the Federal Home Loan Bank.
The Company has unsecured short-term borrowing agreements with two of its correspondent banks in the amounts of $10 million and $5 million. In addition, the Company can borrow up to $97 million from the Federal Home Loan Bank secured by commercial and residential mortgage loans. At September 30, 2007 the Company had no outstanding borrowings from the Federal Home Loan Bank or from its correspondent banks.
Customer deposits are the Company’s primary source of funds. Those funds are held in various types of accounts with varying maturities. The Company currently does not hold brokered deposits. Deposit growth continues to present challenges in the current interest rate environment, with significant competition from both banking and non-banking sources. During the first nine months of 2007, deposits increased by $15 million to $417 million up from the December 31, 2006 balance of $402 million. This increase is related to an increase in time certificates of deposits. The Company has historically experienced a seasonal trend in regards to deposits; whereas the majority of the Company’s annual deposit growth has typically occurred in the late spring, summer and fall months.

The Company’s investment securities classified as available-for -sale, cash and due from banks and short-term borrowings from correspondent banks and the Federal Home Loan Bank serve as primary sources of liquidity, providing adequate funding for loans during periods of high loan demand. During periods of decreased lending activity, proceeds from the maturity or sale of investment securities, loan payments, and new deposits are invested in short-term earning assets, such as Federal funds sold and investment securities, to serve as a source of funding for future loan growth. Management believes that the Company’s available sources of funds, including short-term borrowings, will provide adequate liquidity for its operations in the foreseeable future.
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
In management’s opinion there has not been a material change in the Company’s market risk or interest rate risk profile for the nine months ended September 30, 2007 compared to December 31, 2006 as discussed in the Company’s 2006 annual report on Form 10-K.

ITEM 4. CONTROLS AND PROCEDURES
The Company’s Chief Executive Officer and Chief Financial Officer, based on their evaluation of the Company’s disclosure controls and procedures as of the end of the Company’s fiscal quarter ended September 30, 2007 (as defined in Exchange Act Rule 13a—15(e)), have concluded that the Company’s disclosure controls and procedures are adequate and effective for purposes of Rule 13a—15(e) in timely alerting them to material information relating to the Company required to be included in the Company’s filings with the SEC under the Securities Exchange Act of 1934.
There were no significant changes in the Company’s internal controls over financial reporting or in other factors that could significantly affect internal controls that occurred during the Company’s fiscal quarter ended September 30, 2007.

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
ITEM 2. UNREGISTERD SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
     (a) None.
     (b) None.
     (c) Issuer Purchases of Equity Securities

			Total Number
			of Shares
			Purchased as Part of	Maximum
	Total		Publicly	Number of Shares
	Number of	Average	Announced	That May Yet Be
	Shares	Price Paid	Plans or	Purchased Under the
Period	Purchased	per Share (1)	Programs	Plans or Programs (2)
July 1, 2007 to July 31, 2007	16,100	$12.99	16,100	166,600
August 1, 2007 to August 31, 2007	13,347	$13.05	13,347	153,253
September 1, 2007 to September 30, 2007	983	$12.72	983	152,270

Total	30,430	$13.01	30,430

(1)	Includes commissions.

(2)	On January 22, 2007 the Company announced that its Board of Directors authorized a common stock repurchase plan. The plan calls for the repurchase of up to 250,000 shares, or approximately 5%, of the Company’s shares outstanding as of January 22, 2007.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
None.
ITEM 5. OTHER INFORMATION
None.
ITEM 6. EXHIBITS
The following documents are included or incorporated by reference in this Quarterly Report on Form 10Q:

3.1	Articles of Incorporation as amended of Registrant included as exhibit 3.1 to the Registrant’s Form S-4, File No. 333-84534, which is incorporated by reference herein.

3.2	Bylaws of Registrant included as exhibit 3.2 to the Registrant’s Form S-4, File No. 333-84534, which is incorporated by reference herein.

3.3	Amendment of the Articles of Incorporation of Registrant dated November 1, 2002, is included as exhibit 3.3 to the Registrant’s 10-Q for September 30, 2005, which is incorporated by this reference herein.

3.4	Amendment of the Articles of Incorporation of Registrant dated August 17, 2005, is included as exhibit 3.4 to the Registrant’s 10-Q for September 30, 2005, which is incorporated by this reference herein.

4	Specimen form of certificate for Plumas Bancorp included as exhibit 4 to the Registrant’s Form S-4, File No. 333-84534, which is incorporated by reference herein.

10.1	Executive Salary Continuation Agreement of Andrew J. Ryback dated August 23, 2005, is included as Exhibit 10.1 to the Registrant’s 8-K filed on October 17, 2005, which is incorporated by this reference herein.

10.2	Split Dollar Agreement of Andrew J. Ryback dated August 23, 2005, is included as Exhibit 10.2 to the Registrant’s 8-K filed on October 17, 2005, which is incorporated by this reference herein.

10.5	Employment Agreement of Douglas N. Biddle dated January 1, 2006 is included as Exhibit 10.5 to the Registrant’s 8-K filed on March 15, 2006, which is incorporated by this reference herein.

10.6	Executive Salary Continuation Agreement as amended of Douglas N. Biddle dated June 2, 1994, is included as Exhibit 10.6 to the Registrant’s 10-QSB for June 30, 2002, which is incorporated by this reference herein.

10.7	Split Dollar Agreements of Douglas N. Biddle dated January 24, 2002, is included as Exhibit 10.7 to the Registrant’s 10-QSB for June 30, 2002, which is incorporated by this reference herein.

10.8	Director Retirement Agreement of John Flournoy dated March 21, 2007, is included as Exhibit 10.8 to Registrant’s 10-Q for March 31, 2007, which is incorporated by this reference herein.

10.9	Executive Salary Continuation Agreement as amended of Dennis C. Irvine dated June 2, 1994, is included as Exhibit 10.9 to the Registrant’s 10-QSB for June 30, 2002, which is incorporated by this reference herein.

10.10	Split Dollar Agreements of Dennis C. Irvine dated January 24, 2002, is included as Exhibit 10.10 to the Registrant’s 10-QSB for June 30, 2002, which is incorporated by this reference herein.

10.11	First Amendment to Executive Salary Continuation Agreement of Robert T. Herr dated September 15, 2004, is included as Exhibit 10.11 to the Registrant’s 8-K filed on September 17, 2004, which is incorporated by this reference herein.

10.13	Deferred Fee Agreement as amended of Jerry V. Kehr dated August 19, 1998, is included as Exhibit 10.13 to the Registrant’s 10-QSB for June 30, 2002, which is incorporated by this reference herein.

10.14	Amended and Restated Director Retirement Agreement of Jerry V. Kehr dated April 28, 2000, is included as Exhibit 10.14 to the Registrant’s 10-QSB for June 30, 2002, which is incorporated by this reference herein.

10.15	Consulting Agreement of Jerry V. Kehr dated May 10, 2000, is included as Exhibit 10.15 to the Registrant’s 10-QSB for June 30, 2002, which is incorporated by this reference herein.

10.16	Deferred Fee Agreement of Jerry V. Kehr dated December 21, 2005 is included as Exhibit 10.16 to the Registrant’s 8-K filed on March 15, 2006, which is incorporated by this reference herein.

10.18	Amended and Restated Director Retirement Agreement of Daniel E. West dated May 10, 2000, is included as Exhibit 10.18 to the Registrant’s 10-QSB for June 30, 2002, which is incorporated by this reference herein.

10.19	Consulting Agreement of Daniel E. West dated May 10, 2000, is included as Exhibit 10.19 to the Registrant’s 10-QSB for June 30, 2002, which is incorporated by this reference herein.

10.20	Split Dollar Agreements of Robert T. Herr dated September 15, 2004, is included as Exhibit 10.20 to the Registrant’s 8-K filed on September 17, 2004, which is incorporated by this reference herein.

10.21	Amended and Restated Director Retirement Agreement of Alvin G. Blickenstaff dated April 19, 2000, is included as Exhibit 10.21 to the Registrant’s 10-QSB for June 30, 2002, which is incorporated by this reference herein.

10.22	Consulting Agreement of Alvin G. Blickenstaff dated May 8, 2000, is included as Exhibit 10.22 to the Registrant’s 10-QSB for June 30, 2002, which is incorporated by this reference herein.

10.24	Amended and Restated Director Retirement Agreement of Gerald W. Fletcher dated May 10, 2000, is included as Exhibit 10.24 to the Registrant’s 10-QSB for June 30, 2002, which is incorporated by this reference herein.

10.25	Consulting Agreement of Gerald W. Fletcher dated May 10, 2000, is included as Exhibit 10.25 to the Registrant’s 10-QSB for June 30, 2002, which is incorporated by this reference herein.

10.27	Amended and Restated Director Retirement Agreement of Arthur C. Grohs dated May 9, 2000, is included as Exhibit 10.27 to the Registrant’s 10-QSB for June 30, 2002, which is incorporated by this reference herein.

10.28	Consulting Agreement of Arthur C. Grohs dated May 9, 2000, is included as Exhibit 10.28 to the Registrant’s 10-QSB for June 30, 2002, which is incorporated by this reference herein.

10.33	Amended and Restated Director Retirement Agreement of Terrance J. Reeson dated April 19, 2000, is included as Exhibit 10.33 to the Registrant’s 10-QSB for June 30, 2002, which is incorporated by this reference herein.

10.34	Consulting Agreement of Terrance J. Reeson dated May 10, 2000, is included as Exhibit 10.34 to the Registrant’s 10-QSB for June 30, 2002, which is incorporated by this reference herein.

10.39	Deferred Fee Agreement of Thomas Watson dated March 3, 2001, is included as Exhibit 10.39 to the Registrant’s 10-QSB for June 30, 2002, which is incorporated by this reference herein.

10.40	Form of Indemnification Agreement, is included as Exhibit 10.41 to the Registrant’s 10-QSB for June 30, 2002, which is incorporated by this reference herein.

10.41	2001 Stock Option Plan as amended is included as exhibit 99.1 of the Form S-8 filed July 23, 2002, File No. 333-96957, which is incorporated by this reference herein.

10.43	Plumas Bank 401(k) Profit Sharing Plan as amended is included as exhibit 99.1 of the Form S-8 filed February 14, 2003, File No. 333-103229, which is incorporated by this reference herein.

10.44	Executive Salary Continuation Agreement of Robert T. Herr dated June 4, 2002, is included as Exhibit 10.44 to the Registrant’s 10-Q for March 31, 2003, which is incorporated by this reference herein.

10.46	1991 Stock Option Plan as amended is included as Exhibit 10.46 to the Registrant’s 10-Q for September 30, 2004, which is incorporated by this reference herein.

10.47	Specimen form of Incentive Stock Option Agreement under the 1991 Stock Option Plan is included as Exhibit 10.47 to the Registrant’s 10-Q for September 30, 2004, which is incorporated by this reference herein.

10.48	Specimen form of Non-Qualified Stock Option Agreement under the 1991 Stock Option Plan is included as Exhibit 10.48 to the Registrant’s 10-Q for September 30, 2004, which is incorporated by this reference herein.

10.49	Amended and Restated Plumas Bancorp Stock Option Plan is included as Exhibit 10.49 to the Registrant’s 10-Q for September 30, 2006, which is incorporated by this reference herein.

10.59	Director Retirement Agreement of Thomas Watson dated May 1, 2003, is included as Exhibit 10.59 to the Registrant’s 10-Q for June 30, 2003, which is incorporated by this reference herein.

10.60	Consulting Agreement of Thomas Watson dated May 1, 2003, is included as Exhibit 10.60 to the Registrant’s 10-Q for June 30, 2003, which is incorporated by this reference herein.

10.62	Deferred Fee Agreement of Thomas Watson dated December 23, 2004, is included as Exhibit 10.62 to the Registrant’s 8-K filed on January 6, 2005, which is incorporated by this reference herein.

10.63	Deferred Fee Agreement of Jerry V. Kehr dated December 24, 2004, is included as Exhibit 10.63 to the Registrant’s 8-K filed on January 6, 2005, which is incorporated by this reference herein.

10.64	First Amendment to the Plumas Bank Amended and Restated Director Retirement Agreement for Alvin Blickenstaff adopted on September 19, 2007, is included as Exhibit 10.64 to the Registrant’s 8-K filed on September 25, 2007, which is incorporated by this reference herein.

10.65	First Amendment to the Plumas Bank Amended and Restated Director Retirement Agreement for Arthur C. Grohs adopted on September 19, 2007, is included as Exhibit 10.65 to the Registrant’s 8-K filed on September 25, 2007, which is incorporated by this reference herein.

10.66	First Amendment to the Plumas Bank Amended and Restated Director Retirement Agreement for Jerry V. Kehr adopted on September 19, 2007, is included as Exhibit 10.66 to the Registrant’s 8-K filed on September 25, 2007, which is incorporated by this reference herein.

10.67	First Amendment to the Plumas Bank Amended and Restated Director Retirement Agreement for Terrance J. Reeson adopted on September 19, 2007, is included as Exhibit 10.67 to the Registrant’s 8-K filed on September 25, 2007, which is incorporated by this reference herein.

10.68	First Amendment to the Plumas Bank Amended and Restated Director Retirement Agreement for Thomas Watson adopted on September 19, 2007, is included as Exhibit 10.68 to the Registrant’s 8-K filed on September 25, 2007, which is incorporated by this reference herein.

10.69	First Amendment to the Plumas Bank Amended and Restated Director Retirement Agreement for Daniel E. West adopted on September 19, 2007, is included as Exhibit 10.69 to the Registrant’s 8-K filed on September 25, 2007, which is incorporated by this reference herein.

10.70	First Amendment to the Plumas Bank Amended and Restated Director Retirement Agreement for Gerald W. Fletcher adopted on October 9, 2007

11	Computation of per share earnings appears in the attached 10-Q under Plumas Bancorp and Subsidiary Notes to Consolidated Financial Statements as Footnote 5 – Earnings Per Share Computation.

31.1	Rule 13a-14(a) [Section 302] Certification of Principal Financial Officer dated November 8, 2007.

31.2	Rule 13a-14(a) [Section 302] Certification of Principal Executive Officer dated November 8, 2007.

32.1	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 dated November 8, 2007.

32.2	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 dated November 8, 2007.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
PLUMAS BANCORP
(Registrant)
Date: November 8, 2007

/s/ Andrew J. Ryback Andrew J. Ryback
Executive Vice President Chief Financial Officer

/s/ Douglas N. Biddle Douglas N. Biddle
President and Chief Executive Officer