Form 10-K
period 2007-12-31
PLUMAS BANCORP
filed 2008-03-14
CIK 1168455

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☑	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2007
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
☑ Yes          ☐ No
     Indicated by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this form 10-K. ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.:

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☑
(Do not check if a smaller reporting company)
     Indicate by check mark if the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
☐ Yes          ☑ No
     As of June 30, 2007, the aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant was approximately $60.6 million, based on the closing price reported to the Registrant on that date of $13.70 per share.
     Shares of Common Stock held by each officer and director have been excluded in that such persons may be deemed to be affiliates. This determination of the affiliate status is not necessarily a conclusive determination for other purposes.
     The number of shares of Common Stock of the registrant outstanding as of March 10, 2008 was 4,850,712.
     Documents Incorporated by Reference: Portions of the definitive proxy statement for the 2008 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission pursuant to SEC Regulation 14A are incorporated by reference in Part III, Items 10-14.

PART I
Forward-Looking Information
This Annual Report on Form 10-K includes forward-looking statements and information is subject to the “safe harbor” provisions of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements (which involve Plumas Bancorp’s (the “Company’s”) plans, beliefs and goals, refer to estimates or use similar terms) involve certain risks and uncertainties that could cause actual results to differ materially from those in the forward-looking statements. Such risks and uncertainties include, but are not limited to, the following factors:
•	Competitive pressure in the banking industry, competition in the markets the Company operates in and changes in the legal, accounting and regulatory environment

•	Changes in the interest rate environment and volatility of rate sensitive assets and liabilities

•	Declines in the health of the economy, nationally or regionally, which could reduce the demand for loans, reduce the ability of borrowers to repay loans and/or reduce the value of real estate collateral securing most of the Company’s loans

•	Credit quality deterioration, which could cause an increase in the provision for loan and lease losses

•	Devaluation of fixed income securities

•	Asset/liability matching risks and liquidity risks

•	Loss of key personnel

•	Operational interruptions including data processing systems failure and fraud
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
At December 31, 2007, the Company had consolidated assets of $453 million, deposits of $392 million, other liabilities of $24 million and shareholders’ equity of $37 million. The Company’s liabilities include $10.3 million in junior subordinated deferrable interest debentures issued in conjunction with the trust preferred securities issued by Plumas Statutory Trust I (the “Trust I”) in September 2002 and Plumas Statutory Trust II (the “Trust II”). Both Trust I and Trust II are further discussed in the section titled “Trust Preferred Securities.”
References herein to the “Company,” “we,” “us” and “our” refer to Plumas Bancorp and its consolidated subsidiary, unless the context indicates otherwise. Our operations are conducted at 35 South Lindan Avenue, Quincy, California. Our annual, quarterly and other reports, required under the Securities Exchange Act of 1934 and filed with the Securities and Exchange Commission, (the “SEC”) are posted and are available at no cost on the Company’s website, www.plumasbank.com, as soon as reasonably practicable after the Company files such documents with the SEC. These reports are also available through the SEC’s website at www.sec.gov.
The Bank. The Bank is a California state-chartered bank that was incorporated in July 1980 and opened for business in December 1980. The Bank’s Administrative Office is also located at 35 South Lindan Avenue, Quincy, California. At December 31, 2007 the Bank had approximately $453 million in assets, $349 million in net loans and $393 million in deposits (including a deposit of $0.7 million from the Bancorp). It is currently the largest independent bank headquartered in Plumas County. The Bank’s deposit accounts are insured by the Federal Deposit Insurance Corporation (the “FDIC”) up to maximum insurable amounts. The Bank is not a member of the Federal Reserve System.
The Bank’s primary service area covers the Northeastern portion of California, with Lake Tahoe to the South and the Oregon border to the North. The Bank, through its thirteen branch network, serves the seven contiguous counties of Plumas, Nevada, Sierra, Placer, Lassen, Modoc and Shasta. The branches are located in the communities of Quincy, Portola, Greenville, Westwood, Truckee, Fall River Mills, Alturas, Susanville, Chester, Tahoe City, Kings Beach, Loyalton and Redding. The Bank maintains sixteen automated teller machines (“ATMs”) tied in with major statewide and national networks. In addition to its branch network, the Bank operates a commercial lending office in Reno, Nevada and a lending office specializing in government-guaranteed lending in Auburn, California. The Bank’s primary business is servicing the banking needs of these communities. Its marketing strategy stresses its local ownership and commitment to serve the banking needs of individuals living and working in the Bank’s primary service areas.

With a predominant focus on personal service, the Bank has positioned itself as a multi-community independent bank serving the financial needs of individuals and businesses within the Bank’s geographic footprint. Our principal retail lending services include consumer and home equity loans. Our principal commercial lending services include term real estate, land development and construction loans. In addition, we provide commercial and industrial term, government-guaranteed and agricultural loans as well as credit lines.
The Bank’s Government-guaranteed lending center, headquartered in Auburn, California with additional personnel in Truckee, provides Small Business Administration and USDA Rural Development loans to qualified borrowers throughout Northern California and Northern Nevada. During 2007 the bank was granted nationwide Preferred Lender status with the U.S. Small Business Administration and we expect government-guaranteed lending to become an important part of our overall lending operation. Also in Truckee, we have a senior commercial lender charged with the production and maintenance of a significant participation loan portfolio. Participations with commitments totaling $13.3 million and outstanding balances of $6.7 million were purchased during 2007. Total participations of $43.3 million and $41.7 million were included in the Company’s loan portfolio as of December 31, 2007 and 2006.
The Agricultural Credit Centers located in Susanville and Alturas provide a complete line of credit services in support of the agricultural activities which are key to the continued economic development of the communities we serve. “Ag lending” clients include a full range of individual farming customers, small- to medium-sized business farming organizations and corporate farming units.
As of December 31, 2007, the principal areas to which we directed our lending activities, and the percentage of our total loan portfolio comprised by each, were as follows: (i) loans secured by real estate — 58.1%; (ii) commercial and industrial (including SBA) loans — 11.2%; (iii) consumer loans (including residential equity lines of credit) — 20.6%; and (iv) agricultural loans (including agricultural real estate loans) — 10.1%.
In addition to the lending activities noted above, we offer a wide range of deposit products for the retail and commercial banking markets including checking, interest-bearing checking, business sweep, savings, time deposit and retirement accounts, as well as remote deposit, telephone banking and internet banking with bill-pay options. Interest bearing deposits include our Money Fund Plu$ checking account. This account is intended to pay rates comparable to those available on a money fund offered by a typical brokerage firm. As of December 31, 2007, the Bank had 33,882 deposit accounts with balances totaling approximately $393 million, compared to 34,304 deposit accounts with balances totaling approximately $403 million at December 31, 2006. We attract deposits through our customer-oriented product mix, competitive pricing, convenient locations, extended hours, remote deposit operations and drive-up banking, all provided with a high level of customer service
Most of our deposits are attracted from individuals, business-related sources and smaller municipal entities. This mix of deposit customers resulted in a relatively modest average deposit balance of approximately $11,500 at December 31, 2007. However, it makes us less vulnerable to adverse effects from the loss of depositors who may be seeking higher yields in other markets or who may otherwise draw down balances for cash needs. There were no brokered deposits at December 31, 2007.
We also offer a variety of other products and services to complement the lending and deposit services previously reviewed. These include cashier’s checks, traveler’s checks, bank-by-mail, ATMs, night depository, safe deposit boxes, direct deposit, electronic funds transfers, on-line banking, remote deposit, and other customary banking services.

In order to provide non-deposit investment options, we have developed a strategic alliance with Financial Network Investment Corporation (“FNIC”). Through this arrangement, certain employees of the Bank are also registered and licensed representatives of FNIC. These employees provide our customers throughout our branch network with convenient access to annuities, insurance products, mutual funds, and a full range of investment products.
During 2007 we added Remote Deposit to our product mix. Remote Deposit allows our customers to make non-cash deposits remotely from their physical location. With this product, we have extended our service area and can now meet the deposit needs of customers who may not be located within a convenient distance of one of our branch offices.
Additionally, the Bank has devoted a substantial amount of time and capital to the improvement of existing Bank services, during the last two fiscal years, including an on balance sheet sweep product which we introduced during the first quarter of 2008. The officers and employees of the Bank are continually engaged in marketing activities, including the evaluation and development of new products and services, to enable the Bank to retain and improve its competitive position in its service area.
We hold no patents or licenses (other than licenses required by appropriate bank regulatory agencies or local governments), franchises, or concessions. Our business has a modest seasonal component due to the heavy agricultural and tourism orientation of some of the communities we serve. As our branches in less rural areas such as Truckee have expanded and with the opening our Reno commercial lending office, the agriculture-related base has become less significant. We are not dependent on a single customer or group of related customers for a material portion of our deposits, nor is a material portion of our loans concentrated within a single industry or group of related industries. There has been no material effect upon our capital expenditures, earnings, or competitive position as a result of federal, state, or local environmental regulation.
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
We offer various loan products which promote home ownership and affordable housing, fuel job growth and support community economic development. Types of loans offered range from personal and commercial loans to real estate, construction, agricultural, and government-guaranteed community infrastructure loans. Many banking decisions are made locally with the goal of maintaining customer satisfaction through the timely delivery of high quality products and services.
Recent Developments. During the fourth quarter of 2007 the Company opened a government-guaranteed lending office in Auburn, California. During the second quarter of 2007, we opened our Redding, California branch in a temporary location and have plans to relocate this branch to its permanent location during mid 2008. During the fourth quarter of 2006 we opened a commercial lending office in Reno, Nevada and during January 2008 we announced our intention to apply to state and federal regulatory authorities for permission to charter a new full-service commercial bank to be located in the Reno/Sparks area of Northern Nevada.
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
Business Concentrations. No individual or single group of related customer accounts is considered material in relation to the Banks’ assets or deposits, or in relation to our overall business. However, at December 31, 2007 approximately 70% of the Bank’s total loan portfolio consisted of real estate-secured loans, including real estate mortgage loans, real estate construction loans, consumer equity lines of credit, and agricultural loans secured by real estate. Moreover, our business activities are currently focused in the California counties of Plumas, Nevada, Placer, Lassen, Modoc, Shasta and Sierra and Washoe County in Nevada. Consequently, our results of operations and financial condition are dependent upon the general trends in these economies and, in particular, the residential and commercial real estate markets. In addition, the concentration of our operations in these areas of California and Nevada exposes us to greater risk than other banking companies with a wider geographic base in the event of catastrophes, such as earthquakes, fires and floods in these regions in California and Nevada.
Competition. With respect to commercial bank competitors, the business is largely dominated by a relatively small number of major banks with many offices operating over a wide geographical area. These banks have, among other advantages, the ability to finance wide-ranging and effective advertising campaigns and to allocate their resources to regions of highest yield and demand. Many of the major banks operating in the area offer certain services that we do not offer directly but may offer indirectly through correspondent institutions. By virtue of their greater total capitalization, such banks also have substantially higher lending limits than we do. For customers whose loan demands exceed our legal lending limit, we attempt to arrange for such loans on a participation basis with correspondent or other banks.

In addition to other banks, our competitors include savings institutions, credit unions, and numerous non-banking institutions such as finance companies, leasing companies, insurance companies, brokerage firms, and investment banking firms. In recent years, increased competition has also developed from specialized finance and non-finance companies that offer wholesale finance, credit card, and other consumer finance services, including on-line banking services and personal financial software. Strong competition for deposit and loan products affects the rates of those products as well as the terms on which they are offered to customers. Mergers between financial institutions have placed additional competitive pressure on banks within the industry to streamline their operations, reduce expenses, and increase revenues. Competition has also intensified due to federal and state interstate banking laws enacted in the mid-1990’s, which permit banking organizations to expand into other states. The relatively large California market has been particularly attractive to out-of-state institutions. The Financial Modernization Act, which became effective March 11, 2000, has made it possible for full affiliations to occur between banks and securities firms, insurance companies, and other financial companies, and has also intensified competitive conditions.
Currently, within the Bank’s branch service area there are 34 traditional banking branch offices of competing institutions, including 21 branches of 6 major banks. As of June 30, 2007, the Federal Deposit Insurance Corporation estimated the Bank’s market share of insured deposits within the communities it serves to be as follows: Chester 72%, Quincy 64%, Portola 48%, Susanville 37%, Alturas 37%, Kings Beach 33%, Truckee 20%, Fall River Mills/Burney 20%, Tahoe City 4%, Redding less than 1% and 100% in the communities of Greenville, Westwood and Loyalton. Redding is the location of our most recently opened branch, which opened its doors in June 2007.
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
For many years we have countered rising competition by providing our own style of community-oriented, personalized service. We rely on local promotional activity, personal contacts by our officers, directors, employees, and shareholders, automated 24-hour banking, and the individualized service that we can provide through our flexible policies. This approach appears to be well-received by our customers who appreciate a more personal and customer-oriented environment in which to conduct their financial transactions. To meet the needs of customers who prefer to bank electronically, we offer telephone banking, remote deposit, and personal computer and internet banking with bill payment capabilities. This high tech and high touch approach allows the customers to tailor their access to our services based on their particular preference.
Employees. At December 31, 2007, the Company and its subsidiary employed 197 persons. On a full-time equivalent basis, we employed 180 persons. We believe our employee relations are excellent.
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
A bank that does not achieve and maintain the required capital levels may be issued a capital directive by the FDIC to ensure the maintenance of required capital levels. As discussed above, we are required to maintain certain levels of capital, as is the Bank. The regulatory capital guidelines as well as the actual capitalization for the Bank and Bancorp as of December 31, 2007 follow:

	Requirement for the
	Bank to be:
	Adequately	Well	Plumas	Plumas
	Capitalized	Capitalized	Bank	Bancorp

Tier 1 leverage capital ratio	4.0%	5.0%	9.9%	10.0%
Tier 1 risk-based capital ratio	4.0%	6.0%	11.5%	11.6%
Total risk-based capital ratio	8.0%	10.0%	12.5%	12.7%
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

Premiums for Deposit Insurance. The deposit insurance fund or DIF of the FDIC insures our customer deposits up to prescribed limits for each depositor. The Federal Deposit Insurance Reform Act of 2005 and the Federal Deposit Insurance Reform Conforming Amendments Act of 2005 amended the insurance of deposits by the FDIC and collection of assessments from insured depository institutions for deposit insurance. The FDIC approved a final rule to determine risk-based assessment rates on November 2, 2006, with rates effective on January 1, 2007. An insured depository institution’s assessment rate under the final rule is based on the new assessment rate schedule, its long-term debt issuer ratings or recent financial ratios and supervisory ratings. Any increase in assessments or the assessment rate could have a material adverse effect on our business, financial condition, results of operations or cash flows, depending on the amount of the increase. Furthermore, the FDIC is authorized to raise insurance premiums under certain circumstances.
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
Federal Home Loan Bank System. The Bank is a member of the Federal Home Loan Bank of San Francisco (the “FHLB-SF”). Among other benefits, each Federal Home Loan Bank (“FHLB”) serves as a reserve or central bank for its members within its assigned region. Each FHLB is financed primarily from the sale of consolidated obligations of the FHLB system. Each FHLB makes available loans or advances to its members in compliance with the policies and procedures established by the Board of Directors of the individual FHLB. . The FHLB-SF utilizes a single class of stock with a par value of $100 per share, which may be issued, exchanged, redeemed and repurchased only at par value. As an FHLB member, the Bank is required to own FHLB —SF capital stock in an amount equal to the greater of:
•	a membership stock requirement with an initial cap of $25 million (100% of “membership asset value” as defined), or

•	an activity based stock requirement (based on percentage of outstanding advances).
The FHLB — SF capital stock is redeemable on five years written notice, subject to certain conditions.
At December 31, 2007 the Bank owned 20,453 shares of the FHLB-SF capital stock.
Federal Reserve System. The FRB requires all depository institutions to maintain non-interest bearing reserves at specified levels against their transaction accounts and non-personal time deposits. At December 31, 2007, we were in compliance with these requirements.
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
In September 2007, the President signed into law the College Cost Reduction Act that increases the size of Pell grants by $500 per year over the next 5 years and cut interest rates on federal student loans from 6.8 percent to 3.4 percent over the same period. To offset these costs, the law will reduce subsidies to private and nonprofit lenders by 55 and 40 basis points, respectively. The new law also cuts the special allowance payment subsidy and reduces lender insurance rates and increase loan origination fees.
The Private Student Loan Disclosure Enhancement Act (S. 1831) is being considered by Congress to prevent unfair and deceptive private educational lending practices and eliminating conflicts of interest by prohibiting gifts and revenue sharing. The proposed bill would prohibit private education lenders from directly or indirectly offering or providing any gift to a higher education institution or employee in exchange for loan volume or any other advantage. The proposed bill also prohibits institutions and employees from receiving any gifts in exchange for preferential treatment of private student loans. Institutions of higher education and lenders would also be prohibited from entering into revenue sharing agreements under the proposed bill. There would also be a co-branding prohibition in the proposed bill—that prohibits private education lenders from using the name, emblem, mascot, or logo of an institution when marketing private educational loans in a way that implies that an institution endorses the private loan offered by the lender. This provision also forbids lenders from using words, pictures, or symbols readily identified with an institution. Compensation in Connection with Advisory Boards would also be limited in that the proposed bill would prohibit employees of financial aid offices that serve on a private lenders advisory board, commission, or group of lenders from receiving anything of value from the lender. As to covered student loans, the bill would prohibit lenders from imposing fees for early repayment or prepayment of educational loans and required improved detailed disclosure of loan terms and rates before consummation of the loan transaction. In addition, the bill provides a 30 day period to review the loan before accepting the loan during which the terms may not be changed. The proposed bill would provide credit for lenders (used to meet the credit needs of its community under the Community Reinvestment Act) that make low-cost private loans to low-income borrowers.

Congress is also considering The Federal Housing Administration Modernization Act of 2007 (S. 2338): The FHA Modernization Act of 2007 seeks to help American families that have been hit hard by the current crisis in the mortgage markets by addressing problems in the mortgage market that have shut off funding for home loans and make FHA loans a more viable alternative to the subprime market by raising FHA loan limits, modifying downpayment requirements and expanding the access to FHA programs. The proposed bill also removes the current cap on the number of reverse mortgages made through the Home Equity Conversion Mortgage program and raises the current loan limit for this program to a single national loan limit. The proposed bill would also make the Home Equity Conversion Mortgage program permanent.
In December 2007, the FDIC issued a proposed rule to improve the process for determining uninsured depositors at larger institutions in the event of a failure. The measure is intended to allow the FDIC to make funds promptly available to insured deposit customers in the unlikely event that a large financial institution is closed. The proposal is broken into two parts. One section relates to so-called covered institutions, those that have at least $2 billion in domestic deposits, have more than 250,000 deposit accounts, or have total assets of more than $20 billion, regardless of the number of deposits or accounts. A covered institution would be required to adopt mechanisms that, in the event of a failure, would place provisional holds on large deposit accounts in a percentage specified by the FDIC; provide the FDIC with deposit account data in a standard format; and allow automatic removal of provisional holds once the FDIC makes an insurance determination. The second part applies to all FDIC-insured institutions, regardless of size, and governs the specific time and circumstance under which account balances will be determined in the event of a failure. The FDIC is proposing to use the end-of-day ledger balance as normally calculated by the institution. By using the end-of-day ledger, the FDIC will be able to apply a single standard across all failed banks in order to treat every transaction equally. This is also the same deposit balance used for Call Report and assessment purposes. There would be no requirements placed on open institutions as a result of this provision. The FDIC places a high priority on providing access to insured deposits promptly and, in the past, has usually been able to allow most depositors access to their deposits on the next business day. If adopted, the proposed rule would better enable the FDIC to continue this practice, especially for the larger, more complex institutions it insures.
The Federal Reserve Board in November 2007 approved final rules to implement the Basel II framework for large bank capital requirements. The new risk-based capital requirements apply to large, internationally active banking organizations in the United States. The new capital adequacy requirements were designed to align regulatory capital requirements with actual risks and are expected to strengthen banking organizations’ risk-management practices. Basel II would replace the current U.S. rules implementing the Basel Capital Accord of 1988 (Basel I) and be mandatory for large, internationally active banking organizations (so-called “core” banking organizations with at least $250 billion in total assets or at least $10 billion in foreign exposure) and optional for others. Under Basel II, core banking organizations would be required to enhance the measurement and management of their risks, including credit risk and operational risk. Core banking organizations will be required to have rigorous processes for assessing their overall capital adequacy in relation to their total risk profile and to publicly disclose information about their risk profile and capital adequacy.
The new U.S. Basel II rule is technically consistent in most respects with international approaches and includes a number of prudential safeguards as originally proposed in September 2006. These safeguards include a requirement that banking organizations satisfactorily complete a four-quarter parallel run period before operating under the Basel II framework, a requirement that an institution satisfactorily complete a series of transitional periods before operating under Basel II without floors, and a commitment by the agencies to conduct ongoing analysis of the framework to ensure Basel II is working as intended. Basel II in the United States will be implemented with retention of the leverage ratio and prompt corrective action (PCA) requirements, which will continue to bolster capital and complement risk-based measures. Following a successful parallel run period, a banking organization would have to progress through three transitional periods (each lasting at least one year), during which there would be floors on potential declines in risk-based capital requirements. Those transitional floors would limit maximum cumulative reductions of a banking organization’s risk-based capital requirements to 5 percent during the first transitional floor period, 10 percent during the second transitional floor period, and 15 percent during the third transitional floor period. A banking organization would need approval from its primary federal regulator to move into each of the transitional floor periods, and at the end of the third transitional floor period to move to full Basel II.

In October 2007, the Federal Trade Commission following the federal financial institution regulatory agencies approved the final rules on identity theft “red flags” requiring each financial institution and creditor that holds any consumer account, or other account for which there is a reasonably foreseeable risk of identity theft, to develop and implement an Identity Theft Prevention Program (Program) for combating identity theft in connection with new and existing accounts. The Program must include reasonable policies and procedures for detecting, preventing, and mitigating identity theft and enable a financial institution or creditor to:
•	Identify relevant patterns, practices, and specific forms of activity that are “red flags” signaling possible identity theft and incorporate those red flags into the Program;

•	Detect red flags that have been incorporated into the Program;

•	Respond appropriately to any red flags that are detected to prevent and mitigate identity theft; and

•	Ensure the Program is updated periodically to reflect changes in risks from identity theft.
The agencies also issued guidelines to assist financial institutions and creditors in developing and implementing a Program, including a supplement that provides examples of red flags. The final rules require credit and debit card issuers to develop policies and procedures to assess the validity of a request for a change of address that is followed closely by a request for an additional or replacement card. In addition, the final rules require users of consumer reports to develop reasonable policies and procedures to apply when they receive a notice of address discrepancy from a consumer reporting agency. The final rules are effective on January 1, 2008. Covered financial institutions and creditors must comply with the rules by November 1, 2008.
The federal financial regulatory agencies issued final rules in October 2007 that provide consumers with an opportunity to “opt out” before a financial institution uses information provided by an affiliated company to market its products and services to the consumer. The final rules on affiliate marketing implement section 214 of the Fair and Accurate Credit Transactions Act of 2003, which amends the Fair Credit Reporting Act (FCRA). The final rules generally prohibit a financial institution from using certain information received from an affiliate to make a solicitation to a consumer unless the consumer is given notice and a reasonable opportunity to opt out of such solicitations, and the consumer does not opt out. The final rules apply to information obtained from the consumer’s transactions or account relationships with an affiliate, any application the consumer submitted to an affiliate, and third-party sources, such as credit reports, if the information is to be used to send marketing solicitations. Nothing in the final rules supersedes or amends a consumer’s existing right to opt out of the sharing of non-transaction or experience information under section 603(d) of the FCRA. The final rules also implement the statutory exceptions to the affiliate marketing notice and opt-out requirement. The final rules are effective on January 1, 2008, and all covered entities must comply with the rules no later than October 1, 2008.
In September 2007, the SEC and Federal Reserve Board of Governors adopted final rules to implement the bank “broker” provisions of the Gramm-Leach-Bliley Act. The rules define the scope of securities activities that banks may conduct without registering with the SEC as a securities broker and implement the most important “broker” exceptions for banks adopted by the GLB Act. Specifically, the rules implement the statutory exceptions that allow a bank, subject to certain conditions, to continue to conduct securities transactions for its customers as part of the bank’s trust and fiduciary, custodial and deposit “sweep” functions, and to refer customers to a securities broker-dealer pursuant to a networking arrangement with the broker-dealer. The rules are designed to accommodate the business practices of banks and to protect investors. The effective date for compliance is the first day of the bank’s fiscal year commencing after September 30, 2008.

Also in September 2007, the federal regulatory banking agencies issued final rules allowing well-managed insured depository institutions with less than $500 million in total assets to qualify for an extended 18 month on-site examination cycle. The final rules implement a provision of the Financial Services Regulatory Relief Act of 2006.
In June 2007, the federal banking regulatory agencies issued a final statement on Subprime Mortgage Lending to address issues relating to certain adjustable-rate mortgage (ARM) products that can cause payment shock. The statement describes the prudent safety and soundness and consumer protection standards that institutions should follow to ensure borrowers obtain loans they can afford to repay. These standards include a fully indexed, fully amortized qualification for borrowers and cautions on risk-layering features, including an expectation that stated income and reduced documentation should be accepted only if there are documented mitigating factors that clearly minimize the need for verification of a borrower’s repayment capacity. Consumer protection standards include clear and balanced product disclosures to customers and limits on prepayment penalties that allow for a reasonable period of time, typically at least 60 days, for customers to refinance prior to the expiration of the initial fixed interest rate period without penalty.
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
In California, a new Section 691.1 was added to the Financial Code that exempts from a bank from obtaining a securities permit for the following transactions:
•	any offer (but not a sale) not involving a public offering by a bank organized under the laws of this state of its securities

•	the execution and delivery of any agreement for the sale of the securities pursuant to the offer if no part of the consideration for the securities is paid to or received by the bank and none of the securities are issued until the sale of the securities is authorized by the commissioner or exempted from authorization.

•	any stock split by a bank organized under the laws of this state that is effected pursuant to an amendment to its articles, an agreement of merger, or a certificate of ownership that has been approved by the commissioner, unless this exemption is withheld by order of the commissioner

•	any offer or sale of securities by a bank organized under the laws of this state that is either (1) to a person actually approved by the commissioner pursuant to Section 702 of the Financial Code to acquire control of the bank if all of the material terms and conditions of the offer and sale of securities are disclosed in the application for approval specified in Section 702 and the offer and sale of securities is in accordance with the terms and subject to the conditions of the approval to acquire control or (2) in a transaction exempted from the approval requirement of Section 701 by a regulation or an order of the commissioner, unless this exemption is withheld by order of the commissioner.
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
Recent Accounting Pronouncements
Fair Value Measurements
In September 2006, the FASB issued Statement No. 157 (“SFAS 157”), Fair Value Measurements. SFAS 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. SFAS 157 applies whenever other standards require (or permit) assets or liabilities to be measured at fair value but does not expand the use of fair value in any new circumstances. In this standard, the FASB clarifies the principle that fair value should be based on the assumptions market participants would use when pricing the asset or liability. In support of this principle, SFAS 157 establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. The provisions of SFAS 157 are effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. The provisions should be applied prospectively, except for certain specifically identified financial instruments. The Company adopted SFAS 157 on January 1, 2008 and management does not believe its adoption will have a material impact on the Company’s financial position, results of operations or cash flows.
Fair Value Option for Financial Assets and Financial Liabilities
In February 2007, the FASB issued Statement No. 159 (“SFAS 159”), The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of FASB Statement No. 115. This standard permits an entity to choose to measure many financial instruments and certain other items at fair value at specified election dates. The entity will report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. The fair value option: (a) may be applied instrument by instrument, with a few exceptions, such as investments otherwise accounted for by the equity method; (b) is irrevocable (unless a new election date occurs); and (c) is applied only to entire instruments and not to portions of instruments. The provisions of SFAS 159 are effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. The Company adopted SFAS 159 on January 1, 2008 and management did not elect the fair value option for any of its financial instruments.

Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements
In September 2006, the FASB ratified the consensuses reached by the Task Force on Issue No. 06-4 (“EITF 06-4”), Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements. A question arose when an employer enters into an endorsement split-dollar life insurance arrangement related to whether the employer should recognize a liability for the future benefits or premiums to be provided to the employee. EITF 06-4 indicates that an employer should recognize a liability for future benefits and that a liability for the benefit obligation has not been settled through the purchase of an endorsement type policy. An entity should apply the provisions of EITF 06-4 either through a change in accounting principle through a cumulative-effect adjustment to retained earnings as of the beginning of the year of adoption or a change in accounting principle through retrospective application to all prior periods. The provisions of EITF 06-4 are effective for fiscal years beginning after December 15, 2007. The Company adopted EITF 06-04 on January 1, 2008 and management determined that a liability of $420,000 will be recorded as of January 1, 2008, with corresponding reduction as a cumulative-effect adjustment to retained earnings.
Accounting for Business Combinations
In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141 (revised 2007), Business Combinations “SFAS No. 141(R)”). SFAS No. 141(R), among other things, establishes principles and requirements for how the acquirer in a business combination (i) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquired business, (ii) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase, and (iii) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. The Company is required to adopt SFAS No. 141(R) for all business combinations for which the acquisition date is on or after January 1, 2009. Earlier adoption is prohibited. This standard will change the accounting treatment for business combinations on a prospective basis.
ITEM 1A. RISK FACTORS
As a smaller reporting company we are not required to provide the information required by this item.
ITEM 1B. UNRESOLVED STAFF COMMENTS
No comments have been submitted to the registrant by the staff of the Securities Exchange Commission.

ITEM 2. PROPERTIES
Of the Company’s thirteen depository branches, ten are owned and three are leased. In addition the Company leases a facility that, after the completion of modifications in the first half of 2008, will become the permanent home of its Redding Branch. The Company leases two lending offices, and owns four administrative facilities including a building located in Quincy, California that, after modifications to be undertaken in 2008, will house the Company’s data processing facilities.

Owned Properties
35 South Lindan Avenue	32 Central Avenue	80 W. Main St.
Quincy, California (1)	Quincy, California (1)	Quincy, California (1)

424 N. Mill Creek	336 West Main Street	120 North Pine Street
Quincy, California (4)	Quincy, California	Portola, California

43163 Highway 299E	121 Crescent Street	315 Birch Street
Fall River Mills, California	Greenville, California	Westwood, California (2)

255 Main Street	510 North Main Street	3000 Riverside Drive
Chester, California	Alturas, California	Susanville, California

8475 North Lake Boulevard	11638 Donner Pass Road
Kings Beach, California	Truckee, California

Leased Properties
243 North Lake Boulevard	604 Main Street	470 Nevada St., Suite 108
Tahoe City, California	Loyalton, California	Auburn, California (3)

1895 Plumas Ste 2	1320 Yuba St. #104	2175 Civic Center Drive
Reno, Nevada (3)	Redding, CA (5)	Redding, CA (6)

(1)	Non-branch administrative or credit administrative offices.

(2)	The Westwood branch is a mortgaged property with an outstanding balance of $53,000 at December 31, 2007.

(3)	Commercial lending offices.

(4)	Future location of Company’s data processing facilities.

(5)	Temporary home of Company’s Redding Branch.

(6)	Future home of Company’s Redding Branch.
Total rental expenses under all leases, including premises, totaled $209,000, $221,000 and $242,000, in 2007, 2006 and 2005 respectively. The expiration dates of the leases vary, with the first such lease expiring during 2009 and the last such lease expiring during 2018. Future minimum lease payments in thousands of dollars are as follows:

Year Ending December 31,

2008	$285,000
2009	312,000
2010	286,000
2011	262,000
2012	262,000
Thereafter	914,000

$2,321,000

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

PART II
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCK- HOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.
The Company’s common stock is quoted on the NASDAQ Capital Market under the ticker symbol “PLBC”. As of December 31, 2007, there were 4,869,130 shares of the Company’s stock outstanding held by approximately 2,200 shareholders of record as of the same date. The following table shows the high and low sales prices for the common stock, for each quarter as reported by Yahoo Finance.

Quarter	Dividends	High	Low

4th Quarter 2007	$0.15	$14.48	$11.50
3rd Quarter 2007	—	$13.82	$11.50
2nd Quarter 2007	$0.15	$16.49	$12.38
1st Quarter 2007	—	$17.01	$14.50

4th Quarter 2006	$0.13	$17.45	$14.50
3rd Quarter 2006	—	$19.00	$15.77
2nd Quarter 2006	$0.13	$19.89	$15.50
1st Quarter 2006	—	$23.00	$17.00
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
It is the policy of the Company to periodically distribute excess retained earnings to the shareholders through the payment of cash dividends. Such dividends help promote shareholder value and capital adequacy by enhancing the marketability of the Company’s stock. All authority to provide a return to the shareholders in the form of a cash or stock dividend or split rests with the Board of Directors (the “Board). The Board will periodically, but on no regular schedule, review the appropriateness of a cash dividend payment. The Board by resolution shall set the amount, the record date and the payment date of any dividend after considering numerous factors, including the Company’s regulatory capital requirements, earnings, financial condition and the need for capital for expanded growth and general economic conditions. Although no assurance can be given that cash or stock dividends will be paid in the future the Company’s cash dividend payout ratio over the last five years has averaged approximately 27% of net income.
On January 22, 2007 the Company announced that the Board authorized a common stock repurchase plan for the year ending December 31, 2007. The plan authorized the repurchase of up to 250,000 shares, or approximately 5%, of the Company’s shares outstanding as of January 22, 2007. A total of 168,737 common shares were repurchased under this plan during 2007. On December 20, 2007 the Company announced that for 2008 the Board authorized a common stock repurchase plan for up to 244,000 shares, or 5% of the Company’s shares outstanding on December 20, 2007. The repurchases will be made from time to time by the Company in the open market or privately negotiated transactions as conditions allow. All such transactions will be structured to comply with Securities and Exchange Commission Rule 10b-18 and all shares repurchased under this plan will be retired. The number, price and timing of the repurchases shall be at the Company’s sole discretion and the plan may be re-evaluated depending on market conditions, liquidity needs or other factors. The Board, based on such re-evaluations, may suspend, terminate, modify or cancel the plan at any time without notice.
Securities Authorized for Issuance under Equity Compensation Plans. The following table sets forth securities authorized for issuance under equity compensation plans as for December 31, 2007.

Number of
securities
remaining available
	Number of		for future issuance
	securities to be		under equity
	issued upon	Weighted-average	compensation plans
	exercise of	exercise price of	(excluding securities
	outstanding options	outstanding options	reflected in column (a))
Plan Category	(a)	(b)	(c)

Equity compensation plans approved by security holders	395,772	$13.37	490,889
Equity compensation plans not approved by security holders	None	Not Applicable	None

Total	395,772	$13.37	490,889

For additional information related to the above plans see Note 10 of the Company’s Consolidated Financial Statements in Item 8 — Financial Statements and Supplementary Data of this Annual Report on Form 10K.
Issuer Purchases of Equity Securities. The following table sets forth purchases of Plumas Bancorp common stock by the Company during the fourth quarter of 2007.

			Total Number	Maximum Number
	Total		of Shares	of Shares
	Number of	Average	Purchased as Part of	That May Yet Be
	Shares	Price Paid	Publicly Announced	Purchased Under the
Period	Purchased	per Share (1)	Plans or Programs (2)	Plans or Programs (3)
October 1, 2007 to October 31, 2007	7,500	$13.33	7,500	144,770
November 1, 2007 to November 30, 2007	38,813	$13.15	37,133	107,637
December 1, 2007 to December 31, 2007	26,374	$13.66	26,374	0 (4)

Total	72,687	$13.35	71,007

(1)	Includes commissions.

(2)	The difference between total number of shares purchased and the total number of shares purchased as part of publicly announced programs is due to repurchases of common stock from employees in connection with their exercise of stock options.

(3)	On January 22, 2007 the Company announced that its Board of Directors authorized a common stock repurchase plan. The plan called for the repurchase of up to 250,000 shares, or approximately 5%, of the Company’s shares outstanding as of January 22, 2007. The shares included in this column represent shares available under this plan which expired on December 31, 2007

(4)	The 2007 stock repurchase plan terminated on December 31, 2007. On December 20, 2007 the Company announced that for 2008 the Board authorized a common stock repurchase plan for up to 244,000 shares, or 5% of the Company’s shares outstanding on December 20, 2007.

ITEM 6. SELECTED FINANCIAL DATA
The following table presents a summary of selected financial data and should be read in conjunction with the Company’s consolidated financial statements and notes thereto included under Item 8 — Financial Statements and Supplementary Data.

	At or for the year ended December 31,
	2007	2006	2005	2004	2003
	(dollars in thousands except per share information)
Statement of Income
Interest income	$30,284	$29,483	$25,497	$20,110	$18,549
Interest expense	8,536	6,954	4,793	2,914	3,013

Net interest income	21,748	22,529	20,704	17,196	15,536
Provision for loan losses	800	1,000	1,100	750	750
Noninterest income	5,448	5,159	5,073	5,099	3,639
Noninterest expense	19,671	18,290	17,549	15,898	13,126
Provision for income taxes	2,502	3,196	2,600	2,001	2,018

Net income	$4,223	$5,202	$4,528	$3,646	$3,281

Balance sheet (end of period)
Total assets	$453,115	$473,239	$472,803	$417,346	$390,262
Total loans	$352,949	$354,712	$321,646	$266,913	$217,957
Allowance for loan losses	$4,211	$3,917	$3,256	$2,722	$2,524
Total deposits	$391,940	$402,176	$426,560	$378,567	$355,842
Total shareholders’ equity	$37,139	$35,852	$31,137	$27,891	$25,749
Balance sheet (period average)
Total assets	$464,974	$468,988	$452,225	$409,335	$339,160
Total loans	$353,384	$335,226	$302,596	$233,759	$214,736
Total deposits	$403,772	$415,700	$403,818	$373,267	$304,840
Total shareholders’ equity	$37,041	$33,682	$29,548	$26,829	$24,558
Capital ratios
Leverage ratio	10.0%	9.5%	8.5%	7.6%	8.4%
Tier 1 risk-based capital	11.6%	10.9%	10.3%	10.1%	10.4%
Total risk-based capital	12.7%	11.8%	11.1%	10.9%	11.3%
Asset quality ratios
Nonperforming loans/total loans	0.75%	0.29%	0.52%	0.45%	0.40%
Nonperforming assets/total assets	0.70%	0.22%	0.36%	0.30%	0.22%
Allowance for loan losses/total loans	1.19%	1.10%	1.01%	1.02%	1.16%
Net loan charge-offs	$506	$339	$566	$552	$657
Performance ratios
Return on average assets	0.91%	1.11%	1.00%	0.89%	0.97%
Return on average equity	11.4%	15.4%	15.2%	13.5%	13.3%
Net interest margin	5.18%	5.32%	5.06%	4.77%	5.20%
Loans to Deposits	90.1%	88.2%	75.4%	70.5%	61.3%
Efficiency ratio	72.3%	66.1%	68.1%	71.3%	68.5%
Per share information
Basic earnings	$0.85	$1.04	$0.92	$0.75	$0.68
Diluted earnings	$0.84	$1.02	$0.89	$0.73	$0.66
Cash dividends	$0.30	$0.26	$0.22	$0.19	$0.16
Dividend payout ratio	35.3%	25.0%	23.9%	25.1%	23.7%
Book value	$7.63	$7.14	$6.26	$5.69	$5.29
Common shares outstanding at period end	4,869,130	5,023,205	4,976,654	4,901,197	4,863,040

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
One of our strategic objectives is to expand our banking service activities to adjacent communities. In October, 2006 we opened a new Bank owned branch in Truckee, California. This replaced a much smaller leased facility. During the fourth quarter of 2006 we opened a commercial real estate loan office in Reno, Nevada. During the second quarter of 2007 we opened a branch in Redding, California and during the fourth quarter of 2007 we opened a government guaranteed lending office in Auburn, California.
Critical Accounting Policies
Our accounting policies are integral to understanding the financial results reported. Our most complex accounting policies require management’s judgment to ascertain the valuation of assets, liabilities, commitments and contingencies. We have established detailed policies and internal control procedures that are intended to ensure valuation methods are well controlled and applied consistently from period to period. The following is a brief description of our current accounting policies involving significant management valuation judgments.
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

Income Taxes. The Company files its income taxes on a consolidated basis with its subsidiary. The allocation of income tax expense (benefit) represents each entity’s proportionate share of the consolidated provision for income taxes.
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
The provisions of Financial Accounting Standards Board (FASB) Interpretation No. 48, Accounting for Uncertainty in Income Taxes (FIN 48) have been applied to all tax positions of the Company as of January 1, 2007. FIN 48 prescribes a recognition threshold and measurement standard for the financial statement recognition and measurement of an income tax position taken or expected to be taken in a tax return. Only tax positions that met the more-likely-than-not recognition threshold on January 1, 2007 were recognized or continue to be recognized upon adoption. The benefit of a tax position is recognized in the financial statements in the period during which, based on all available evidence, management believes it is more likely than not that the position will be sustained upon examination, including the resolution of appeals or litigation processes, if any. Tax positions taken are not offset or aggregated with other positions. Tax positions that meet the more-likely-than-not recognition threshold are measured as the largest amount of tax benefit that is more than 50 percent likely of being realized upon settlement with the applicable taxing authority. The portion of the benefits associated with tax positions taken that exceeds the amount measured as described above is reflected as a liability for unrecognized tax benefits in the accompanying balance sheet along with any associated interest and penalties that would be payable to the taxing authorities upon examination.
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
The following discussion is designed to provide a better understanding of significant trends related to the Company’s financial condition, results of operations, liquidity, capital resources and interest rate sensitivity. It pertains to the Company’s financial condition, changes in financial condition and results of operations as of December 31, 2007 and 2006 and for each of the three years in the period ended December 31, 2007. The discussion should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto and the other financial information appearing elsewhere herein.

Overview
Our company posted solid results this year, but the recent economic slowdown impacted our ability to repeat the record earnings of 2006. The Company’s net income decreased $979,000, or 18.8%, to $4,223,000 for the year ended December 31, 2007 from $5,202,000 for the same period in 2006. Net income was $4,528,000 for the year ended December 31, 2005. During 2007 an increase in interest expense from increased levels of and rates paid on our time deposits resulted in a decrease in our net interest margin and a decrease in net interest income of $781,000. Additionally, as a result of a decrease in the deferral of loan origination costs, an increase in retirement costs and the costs related to our expansion efforts in Redding, California and Reno, Nevada; non-interest expense increased by $1,381,000. Partially offsetting these reductions in income in 2007 was an increase of $289,000 in non-interest income, a reduction of $200,000 in the provision for loan losses, and a decrease of $694,000 in the provision for income taxes.
Total assets at December 31, 2007 decreased $20.1 million, or 4.3% to $453 million. This decrease was primarily related to a reduction in investment securities of $19.5 million or 26.1%. At December 31, 2007 investments securities totaled $55 million compared to $75 million at December 31, 2006. Net loans declined by $2.7 million, or 0.8% to $349 million at December 31, 2007, compared to $352 million at December 31, 2006.
Deposits declined by $10 million, or 2.5%, to $392 million at December 31, 2007 from $402 million at December 31, 2006. Competition for deposit dollars throughout the Company’s service area, both from bank and non-bank sources and a lack of deposit growth in the Company’s service area have contributed to this decline in deposits. In addition, the deposit mix changed with time deposits increasing by $27.6 million from $100.8 million during the year ended December 31, 2006 to $128.4 million at December 31, 2007, while other interest-bearing deposits declined $27.7 million and non-interest bearing deposits declined by $10.2 million.
The return on average assets was 0.91% for 2007, down from 1.11% for 2006. The return on average equity was 11.4% for 2007, down from 15.4% for 2006.

Results of Operations
Net Interest Income
The following table presents for the years indicated the distribution of consolidated average assets, liabilities and shareholders’ equity. Average balances are based on average daily balances. It also presents the amounts of interest income from interest-earning assets and the resultant yields expressed in both dollars and yield percentages, as well as the amounts of interest expense on interest-bearing liabilities and the resultant cost expressed in both dollars and rate percentages. Nonaccrual loans are included in the calculation of average loans while nonaccrued interest thereon is excluded from the computation of yields earned:

	Year ended December 31,
	2007			2006			2005
		Interest	Rates		Interest	Rates		Interest	Rates
	Average	income/	earned/	Average	income/	earned/	Average	income/	earned/
	balance	expense	paid	balance	expense	paid	balance	expense	paid
	(dollars in thousands)
Assets
Federal funds sold	$3,517	$171	4.86%	$3,616	$164	4.54%	$5,930	$218	3.68%
Investment securities(1)	62,690	2,404	3.83	84,794	3,047	3.59	100,633	3,324	3.30
Total loans (2)(3)	353,384	27,709	7.84	335,226	26,272	7.84	302,596	21,955	7.26

Total earning assets	419,591	30,284	7.22%	423,636	29,483	6.96%	409,159	25,497	6.23%

Cash and due from banks	12,850			13,547			15,953
Other assets	32,533			31,805			27,357

Total assets	$464,974			$468,988			$452,469

Liabilities and shareholders’ equity
Interest bearing demand deposits	$77,254	1,335	1.73%	$80,685	1,489	1.85%	$48,577	196	0.40%
Money market deposits	39,431	327	0.83	56,496	661	1.17	64,025	747	1.17
Savings deposits	50,448	245	0.49	59,802	423	0.71	67,702	445	0.66
Time deposits	121,808	5,304	4.35	93,515	3,314	3.54	98,946	2,704	2.73
Short-term borrowings	8,735	467	5.35	4,446	237	5.33	6,921	210	3.03
Junior subordinated debentures	10,310	835	8.10	10,310	810	7.86	7,259	479	6.60
Other	303	23	7.59	285	20	7.02	245	12	4.90

Total interest bearing liabilities	308,289	8,536	2.77%	305,539	6,954	2.28%	293,675	4,793	1.63%

Noninterest bearing demand deposits	114,831			125,202			124,568
Other liabilities	4,813			4,565			4,434
Shareholders’ equity	37,041			33,682			29,792

Total liabilities and shareholders’ equity	$464,974			$468,988			$452,469

Net interest income		$21,748			$22,529			$20,704

Net interest spread (4)			4.45%			4.68%			4.60%
Net interest margin (5)			5.18%			5.32%			5.06%

(1)	Interest income is reflected on an actual basis and is not computed on a tax-equivalent basis.

(2)	Average nonaccrual loan balances of $1.7 million for 2007, $1.2 million for 2006 and $1.3 million for 2005 are included in average loan balances for computational purposes.

(3)	Loan origination fees and costs are included in interest income as adjustments of the loan yields over the life of the loan using the interest method. Loan interest income includes net loan costs of $360,000 and $407,000 for 2007 and 2006, respectively and net loan fees of $94,000 for 2005.

(4)	Net interest spread represents the average yield earned on interest-earning assets less the average rate paid on interest-bearing liabilities.

(5)	Net interest margin is computed by dividing net interest income by total average earning assets.

The following table sets forth changes in interest income and interest expense, for the years indicated and the amount of change attributable to variances in volume, rates and the combination of volume and rates based on the relative changes of volume and rates:

	2007 compared to 2006				2006 compared to 2005
	Increase (decrease) due to change in:				Increase (decrease) due to change in:
	Average	Average			Average	Average
	Volume(1)	Rate(2)	Mix(3)	Total	Volume(1)	Rate(2)	Mix(3)	Total
	(dollars in thousands)
Interest-earning assets:
Federal funds sold	$(4)	$12	$(1)	$7	$(85)	$51	$(20)	$(54)
Investment securities	(794)	205	(54)	(643)	(523)	292	(46)	(277)
Loans	1,423	13	1	1,437	2,367	1,760	190	4,317

Total interest income	625	230	(54)	801	1,759	2,103	124	3,986

Interest-bearing liabilities:
Interest bearing demand deposits	(63)	(95)	4	(154)	130	700	463	1,293
Money market deposits	(200)	(192)	58	(334)	(88)	2	—	(86)
Savings deposits	(66)	(133)	21	(178)	(52)	34	(4)	(22)
Time deposits	1,003	758	229	1,990	(148)	802	(44)	610
Short-term borrowings	228	1	1	230	(75)	159	(57)	27
Junior subordinated debentures:	—	25	—	25	201	91	39	331
Other borrowings	1	2	—	3	2	5	1	8

Total interest expense	903	366	313	1,582	(30)	1,793	398	2,161

Net interest income	$(278)	$(136)	$(367)	$(781)	$1,789	$310	$(274)	$1,825

(1)	The volume change in net interest income represents the change in average balance multiplied by the previous year’s rate.

(2)	The rate change in net interest income represents the change in rate multiplied by the previous year’s average balance.

(3)	The mix change in net interest income represents the change in average balance multiplied by the change in rate.
2007 compared to 2006. Net interest income is the difference between interest income and interest expense. Net interest income, on a nontax-equivalent basis, was $21.7 million for the year ended December 31, 2007, a decline of $0.8 million, or 3.5%, from $22.5 million for 2006. An increase in loan interest income related to an increase in average loans outstanding was offset by a decrease in average investment securities outstanding and an increase in both the rates paid on and average balances of time deposits. The increase in interest expense on time deposits was somewhat offset by decrease in the average balance outstanding and the rate paid on other interest bearing deposits. Interest expense on short-term borrowings increased as a result of an increase in the average balance outstanding.
Interest income increased $0.8 million, or 2.7%, to $30.3 million for the year ended December 31, 2007. Interest and fees on loans increased by $1.4 million from $26.3 million for the year ended December 31, 2006 to $27.7 million for 2007. The average loan balances were $353.4 million for 2007, up $18.2 million, or 5%, from the $335.2 million for 2006. The average yields on loans were 7.84% for 2007 and 2006.
Interest on investment securities decreased by $643 thousand, as an increase in yield of 24 basis points was offset by a decline in average investment securities of $22.1 million.
Interest expense increased $1.6 million to $8.5 million for the year ended December 31, 2007, up from $6.9 million for 2006. The increase in interest expense was primarily attributed to rate and volume increases on time deposits and in the level of short-term borrowings. The Company has experienced increases in the average balance of its time deposits but declines in non-interest bearing demand deposit accounts, interest- bearing demand deposits, savings and money market accounts. We continue to experience significant competition for deposits from both banking and non-banking sources. Rather than increasing the rates paid on our lower yielding interest bearing transaction, money market and savings accounts to attract deposits and thereby increasing the rate paid on the entire balance of these accounts, the Company has chosen to increase its level of short-term time deposits and to a lesser extent to increase average short-term borrowings. This has resulted in an increase in both the volume and rate components of time deposit interest expense and the volume variance of short-term borrowings.

For the year ended December 31, 2007 compared to 2006, the Company’s average rate paid on time deposits increased 81 basis points to 4.35% from 3.54%. This increase includes an increase in market rates in the Company’s service area and the effect of a promotional certificate of deposit program introduced during the fourth quarter of 2006. The average rate paid on promotional certificate of deposits for the year ended December 31, 2007 was 5.10% and the average balance was $45.1 million. This product provides a higher rate of return for our more interest rate sensitive customers, whose deposits we may have otherwise lost to competition, while providing a highly competitive rate to attract new deposits.
Interest expense on interest-bearing demand, money market and savings accounts declined by $666 thousand related to both a decline in the average rate paid on these accounts and a decline in the average balance. Interest on short-term borrowings increased primarily as a result of an increase in average borrowings. Interest expense paid on junior subordinated debentures, which fluctuates with changes in the 3-month London Interbank Offered Rate (LIBOR) rate, increased by $25 thousand during 2007 as a result of an increase in the LIBOR rate.
Net interest margin is net interest income expressed as a percentage of average interest-earning assets. As a result of the changes noted above, the net interest margin for 2007 decreased 14 basis points to 5.18%, down from 5.32% for 2006.
2006 compared to 2005. Net interest income, on a nontax-equivalent basis, was $22.5 million for the year ended December 31, 2006, an increase of $1.8 million, or 9%, from $20.7 million for 2005. The increase in net interest income was primarily attributed to volume and rate increases in the Company’s average loan balances partially offset by increases in the rates paid on interest bearing deposit account balances and the level of and rates paid on the junior subordinated debentures.
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
Money Fund Plu$ is a high interest bearing checking account designed to pay rates comparable to those available on a typical brokerage account. There was significant growth in the total Money Fund Plu$ balances during 2006. The average balance of these deposits during 2006 was $40.2 million and total balances as of December 31, 2006 were $42.9 million. The average rate paid on Money Fund Plu$ accounts during 2006 was 3.51%.

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
The Company recorded $800 thousand in provision for loan losses for 2007, $1.0 million for 2006 and $1.1 million for 2005. The Company has experienced a higher level of net loan charge-offs and nonperforming loans in 2007 compared to 2006 related to a general economic slow down in the Company’s service area. In response the Company has increased its level of allowance for loan losses to total loans from 1.10% to 1.19% and has increased its allowance for loan losses to $4.2 million at December 31, 2007 from $3.9 million at December 31, 2006. Net charge-offs as a percentage of average loans increased to 0.14% for 2007 from 0.10% for 2006, but decreased from the 2005 level of 0.19%. Nonperforming loans increased from $1.0 million at December 31, 2006 to $2.6 million at December 31, 2007. Nonperforming loans are predominately well secured and the Company does not anticipate any significant losses associated with these loans as of December 31, 2007. Based on information currently available, management believes that the allowance for loan losses is adequate to absorb potential risks in the portfolio. However, no assurance can be given that the Company may not sustain charge-offs which are in excess of the allowance in any given period. The Company’s loan portfolio composition and non-performing assets are further discussed under the financial condition section that begins on page 36.

Non-Interest Income
The following table sets forth the components of non-interest income for the years ended December 31, 2007, 2006 and 2005.

	Years Ended December 31,			Change during Year
	2007	2006	2005	2007	2006
	(dollars in thousands)
Service charges on deposit accounts	$3,806	$3,676	$3,458	$130	$218
Earnings on bank owned life insurance policies	415	393	355	22	38
Merchant processing	282	318	338	(36)	(20)
Investment services	162	104	189	58	(85)
Official check fees	157	170	118	(13)	52
Loan commission and servicing fees	140	14	171	126	(157)
Customer service fees	119	113	111	6	2
Federal Home Loan Bank Dividends	109	104	82	5	22
Safe deposit box and night depository income	67	69	69	(2)	—
Gain on sale of loans, net	47	42	45	5	(3)
Other income	144	156	137	(12)	19

Total non-interest income	$5,448	$5,159	$5,073	$289	$86

2007 compared to 2006. During 2007, total non-interest income increased by $289 thousand or 6%, to $5.4 million, up from $5.1 million from the comparable period in 2006. This increase was primarily related to an increase in service charges on deposit accounts of $130 thousand and an increase in loan commission and servicing fees of $126 thousand. The increase in service charges on deposits accounts relates to an increase in the fees charged for these services and an increase of $98 thousand in ATM income. The increase in ATM income was partially offset by an increase of $53 thousand in ATM expense, which is included in non-interest expense under the category outside service fees. Loan commission and serving income was lower in the 2006 period mostly related to an increase in the amortization of servicing assets and I/O strips receivable.
Investment services income increased by $58 thousand from 2006 primarily related to an increase in staff dedicated to this product, with the increase in income offset by an increase in salary dollars supporting this product. A decline in merchant processing income of $36 thousand resulted from a reduction of merchant accounts. During the fourth quarter of 2007 the Company changed it merchant processor in order to better service our merchant customers.
2006 compared to 2005. During 2006, total non-interest income increased slightly by $86 thousand, or 2%, to $5.2 million, up from $5.1 million from the comparable period in 2005. This increase was primarily related to an increase in service charges on deposit accounts of $218 thousand from the previous year. This increase primarily relates to fees from increased customer usage of deposit account overdrafts privileges, the collection of fees resulting from those overdrafts and from an increase in the rate charged.
Loan commissions and servicing fees declined by $157 thousand from 2005. This decline primarily relates to an increase in the amortization of servicing assets and I/O strips receivable. Declines of $85 thousand in investment services income and $20 thousand in merchant processing income were mostly offset by increases of $38 thousand in earnings on life insurance policies and $52 thousand in official check fees.

Non-Interest Expense
The following table sets forth the components of other non-interest expense for the years ended December 31, 2007, 2006 and 2005.

	Years Ended December 31,			Change during Year
	2007	2006	2005	2007	2006
	(dollars in thousands)
Salaries and employee benefits	$11,200	$10,043	$9,514	$1,157	$529
Occupancy and equipment	3,552	3,323	3,070	229	253
Professional fees	738	780	865	(42)	(85)
Outside service fees	671	591	700	80	(109)
Business development	530	555	494	(25)	61
Advertising and promotion	520	552	467	(32)	85
Telephone and data communications	362	374	366	(12)	8
Director compensation and retirement	349	370	288	(21)	82
Core deposit intangible Amortization	301	301	301	—	—
Armored car and courier	279	270	337	9	(67)
Stationery and supplies	278	282	336	(4)	(54)
Postage	242	249	258	(7)	(9)
Loan expenses	192	139	114	53	25
Insurance	177	173	206	4	(33)
Other operating expense	280	288	233	(8)	55

Total non-interest expense	$19,671	$18,290	$17,549	$1,381	$741

2007 compared to 2006. During 2007, total non-interest expense increased $1,381 thousand, or 8%, to $19.7 million, up from $18.3 million for the comparable period in 2006. The increase in non-interest expense was primarily the result of increases in salaries and employee benefits, occupancy and equipment costs and outside service fees.
Salaries and employee benefits increased $1,157 thousand, or 12%, over the year ended December 31, 2006. Salaries costs increased by $685 thousand which included annual merit increases as well as additional officer level employees primarily related to the Company’s Reno, Nevada commercial real estate loan office and its recently opened Redding, California branch. The increase in salaries was mostly offset by a decrease in bonus expense.
During the fourth quarter of 2006 we opened our newly constructed branch in Truckee, California. This replaced a much smaller leased facility. Also in the fourth quarter of 2006 we opened a commercial real estate loan office in Reno, Nevada. During the second quarter of 2007 we opened a new Bank branch in Redding, California in a temporary location. The increase in salary expense included an increase of $468 thousand related to the recently opened Reno loan office and Redding branch. In addition salary expense increased by $73 thousand at our Truckee branch.
Another significant component of the increase in salaries and employee benefits was a $575 thousand reduction in the deferral of loan origination costs. The largest component of this decrease was related to a reduction in the origination volume of consumer loans including auto loans. From 2004 through most of 2006 the Company had been aggressive in seeking out dealer auto loans. Beginning in late 2006 and continuing into 2007 we began to deemphasize our auto lending activities. In April 2007 the head of the Company’s auto lending department resigned and shortly thereafter the Company discontinued new dealer-lending activity.

The Company provides retirement benefits to its executive officers in the form of salary continuation plans and split dollar life insurance agreements. The purpose of these agreements is to provide a special incentive to the experienced executive officer to continue employment with the Company on a long-term basis. Costs included in salary and benefit expense related to these plans increased by $263 thousand during 2007 which primarily relates to costs required to reflect the announced early retirement of our Chief Information/Technology officer.
Stock-based compensation expense, included in salary and employee benefits, increased by $107 thousand from $126 thousand during 2006 to $233 thousand during 2007. This increase was related to option grants during 2007.
The Company determines the fair value of the stock options on the date of grant using a Black-Scholes option pricing model that uses assumptions based on expected option life, expected stock volatility and the risk-free interest rate.
These increases in salary and employee benefit expense were partially offset by a decrease in bonus expense of $496 thousand primarily due to the decrease in net income during 2007. A large portion of the Company’s bonus plan is based on the level of net income and items directly influenced by the level of net income including return on average equity, return on average assets and earnings per share.
Occupancy and equipment costs increased by $229 thousand, or 7% from $3,323 thousand for the year ended December 31, 2006 to $3,552 thousand for 2007. This increase includes an increase in operating expenses of $118 thousand related to the new Truckee branch, a $44 thousand increase in costs at our new Reno lending office and costs of $56 thousand related to the new Redding branch.
Outside services increased by $80 thousand primarily related to increases in ATM processing costs of $53 thousand which were offset by an increase in ATM income.
2006 compared to 2005. During 2006, total non-interest expense increased $741 thousand, or 4%, to $18.3 million, up from $17.5 million for the comparable period in 2005. Similarly to the change in 2007, the increase in non-interest expense was primarily the result of increases in salaries and employee benefits and occupancy and equipment costs.
Salaries and other employee benefits increased $529 thousand, or 6%, over 2005. Salaries increased $504 thousand as a result of staffing additions including increases in loan production, accounting and customer service staff as well as general salary merit increases. Employee bonuses increased $287 thousand and stock based compensation expenses increased $126 thousand. These increases were offset by reductions in workers’ compensation costs of $67 thousand, salary continuation costs of $268 thousand and an increase in capitalized salary costs of $131 thousand related to increased loan origination activities. The increase in bonus expense includes the effect of the increase in salary expense and revisions to the Company’s bonus plans for 2006. The decrease in salary continuation expense relates to non-recurring accruals for the Company’s former President and Chief Executive Officer who retired in December 2005.
On January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123 (R), Share Based Payment (“SFAS 123 (R)”), using the modified prospective application transition method to record stock based compensation. As a result of adopting SFAS 123 (R), the Company recorded $126 thousand of employee stock based compensation expense and $48 thousand of director stock based compensation expense during 2006.
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

Occupancy and equipment expense increased by $253 thousand, or 8%, over 2005. Occupancy expense increased by $206 thousand which included depreciation, taxes and insurance associated with the Company’s new Truckee, California branch facility. In addition the Company experienced higher levels of janitorial, utilities and other operating costs during 2006. A decrease in equipment deprecation was offset by increases in software costs, as the Company continues to expand and upgrade its computer software applications, resulting in an increase in equipment costs of $47 thousand.
Professional fees declined by $85 thousand in 2006 to $780 thousand from $865 thousand during 2005. This decline primarily relates to a lower level of consulting fees which were high in 2005 as a result of the implementation costs associated with the regulatory requirements of the Sarbanes-Oxley Act. The Company also benefited from lower outside service fees during 2006. A decline of $109 thousand in outside service fees to $591 thousand during 2006 from $700 thousand during 2005 was primarily related to lower ATM processing fees. An increase of $61 thousand in business development costs relates to increased education and training costs. The Company expanded its education and training budget during 2006. The increase in advertising and promotion costs of $85 thousand, or 18%, includes costs associated with the Company’s newly built Truckee, California branch, an increase in customer incentive programs, and an increase in the overall marketing budget. Armored car and courier costs decreased $67 thousand, or 20%, as compared to 2005. Courier savings were realized as a result of the Bank’s implementation of “Check 21”. Check 21 is a federal law promoting the transmission of checks electronically between institutions rather than physically transporting the items.
Provision for income taxes. The provision for income taxes was $2.5 million, or 37.2% of pre-tax income for 2007. This compares to $3.2 million or 38.1% of pre-tax income during 2006 and $2.6 million or 36.5% of pre-tax income during 2005. The decrease in provision as a percentage of pre-tax income for 2007 relates to an increase in tax exempt income as a percentage of pretax income during 2007 as compared to 2006. This includes increases in earnings on Bank owned life insurance policies, a $63 thousand death benefit on Bank owned life insurance during the fourth quarter of 2007 and increases in municipal loan interest. The increase in provision as a percentage of pre-tax income for 2006 over 2005 reflects the effect of employee stock based compensation expense which is included in expense during 2006, but excluded from the calculation of the provision for income taxes and a reduction in the percentage of tax exempt income as a percentage of pre-tax income.
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
The Company’s largest lending categories are real estate mortgage loans, consumer and real estate construction loans. These categories accounted for approximately 36.4%, 20.6% and 21.7%, respectively of the Company’s total loan portfolio at December 31, 2007, and approximately 32.8%, 25.6% and 21.4%, respectively of the Company’s total loan portfolio at December 31, 2006. In addition, the Company’s real estate-related loans, including real estate mortgage loans, real estate construction loans, consumer equity lines of credit, and agricultural loans secured by real estate comprised 70% and 67% of the total loan portfolio at December 31, 2007 and 2006. Moreover, the business activities of the Company currently are focused in the California counties of Plumas, Nevada, Placer, Lassen, Modoc, Shasta, and Sierra and beginning in the fourth quarter of 2006 in Washoe County in Northern Nevada. Consequently, the results of operations and financial condition of the Company are dependent upon the general trends in these economies and, in particular, the residential and commercial real estate markets. In addition, the concentration of the Company’s operations in these areas of Northeastern California and Northwestern Nevada exposes it to greater risk than other banking companies with a wider geographic base in the event of catastrophes, such as earthquakes, fires and floods in these regions.

The rates of interest charged on variable rate loans are set at specific increments in relation to the Company’s published lending rate and vary as the Company’s lending rate changes. At December 31, 2007 and 2006, approximately 63% and 61%, respectively, of the Company’s loan portfolio was compromised of variable rate loans. While real estate mortgage, commercial and consumer lending remain the foundation of the Company’s historical loan mix, some changes in the mix have occurred due to the changing economic environment and the resulting change in demand for certain loan types. In addition, the Company remains committed to the agricultural industry in Northeastern California and will continue to pursue high quality agricultural loans. Agricultural loans include both commercial and commercial real estate loans. The Company’s agricultural loan balances totaled $36 million at December 31, 2007 and 2006.
The following table sets forth the amounts of loans outstanding by category as of the dates indicated.

	At December 31,
	2007	2006	2005	2004	2003
	(dollars in thousands)
Real estate — mortgage	$128,357	$116,329	$110,686	$102,125	$67,532
Real estate — construction	76,478	75,930	56,370	31,964	26,194
Commercial	39,584	36,182	42,252	42,689	51,073
Consumer	72,768	90,694	81,320	59,068	46,621
Agriculture	35,762	35,577	31,018	31,067	26,537

Total loans	352,949	354,712	321,646	266,913	217,957
Less:
Deferred (costs) fees	(564)	(1,182)	(766)	260	530
Allowance for loan losses	4,211	3,917	3,256	2,722	2,524

Net loans	$349,302	$351,977	$319,156	$263,931	$214,903

The following table sets forth the maturity of gross loan categories as of December 31, 2007. Also provided with respect to such loans are the amounts due after one year, classified according to sensitivity to changes in interest rates:

	Within	After One	After
	One Year	Through Five Years	Five Years	Total
	(dollars in thousands)
Real estate — mortgage	$12,285	$31,097	$84,975	$128,357
Real estate — construction	47,319	17,990	11,169	76,478
Commercial	12,696	13,982	12,906	39,584
Consumer	13,678	36,388	22,702	72,768
Agriculture	17,351	12,176	6,235	35,762

Total	$103,329	$111,633	$137,987	$352,949

Loans maturing after one year with:
Fixed interest rates		$58,277	$47,081	$105,358
Variable interest rates		53,356	90,906	144,262

Total		$111,633	$137,987	$249,620

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

Net charge-offs during the year ended December 31, 2007 totaled $506 thousand, or 0.14% of total loans, compared to $339 thousand, or 0.10% of total loans for 2006 and $566 thousand, or 0.18% of total loans for 2005. The allowance for loan losses stood at 1.19% of total loans as of December 31, 2007, versus 1.10% of total loans as of December 31, 2006.
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

The Company’s methodology for assessing the adequacy of the allowance for loan losses consists of several key elements, which include but are not limited to:
•	specific allocation for problem graded loans (“classified loans”),

•	general or formula allocation,

•	and discretionary allocation based on loan portfolio segmentation.
The Company’s methodology incorporates the following accounting pronouncements in determining the adequacy of the allowance for loan losses:
•	Statement of Financial Accounting Standards (“SFAS”) No. 5 — “Accounting for Contingencies”,

•	SFAS No.114 — “Accounting by Creditors for Impairment of a Loan” and

•	SFAS 118 — “Accounting by Creditors for Impairment of a Loan — Income Recognition and Disclosures.”
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
Formula allocations are calculated by applying loss factors to outstanding loans with similar characteristics. Loss factors are based on the Company’s historical loss experience as adjusted for changes in the business cycle and on the internal risk grade of those loans and may be adjusted for significant factors that, in management’s judgment, affect the collectibility of the portfolio as of the evaluation date. The formula allocation analysis incorporates loan losses over the past seven years adjusted for changes in the business cycle. Loss factors are adjusted to recognize and quantify the estimated loss exposure resulting from changes in market conditions and trends in the Company’s loan portfolio.
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

	At December 31,
	2007	2006	2005	2004	2003
	(dollars in thousands)

Balance at beginning of period	$3,917	$3,256	$2,722	$2,524	$2,431

Charge-offs:
Commercial and agricultural	83	126	297	103	295
Real estate mortgage	—	—	—	—	26
Real estate construction	46	—	—	—	6
Consumer	657	519	442	600	520

Total charge-offs	786	645	739	703	847

Recoveries:
Commercial and agricultural	53	46	21	15	45
Real estate mortgage	—	—	—	—	—
Real estate construction	—	—	—	—	—
Consumer	227	260	152	136	145

Total recoveries	280	306	173	151	190

Net charge-offs	506	339	566	552	657
Provision for loan losses	800	1,000	1,100	750	750

Balance at end of period	$4,211	$3,917	$3,256	$2,722	$2,524

Net charge-offs during the period to average loans	0.14%	0.10%	0.19%	0.24%	0.31%
Allowance for loan losses to total loans	1.19%	1.10%	1.01%	1.02%	1.16%
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

	At December 31,
	2007	2006	2005	2004	2003
	(dollars in thousands)

Nonaccrual loans	$2,618	$972	$1,661	$1,171	$847
Loans past due 90 days or more and still accruing	14	41	—	36	29

Total nonperforming loans	2,632	1,013	1,661	1,207	876
Other real estate owned	402	—	—	—	—
Other vehicles owned	135	47	40	33	—

Total nonperforming assets	$3,169	$1,060	$1,701	$1,240	$876

Interest income forgone on nonaccrual loans	$161	$53	$39	$25	$51
Interest income recorded on a cash basis on nonaccrual loans	$118	$116	$16	$63	$143
Nonperforming loans to total loans	0.75%	0.29%	0.52%	0.45%	0.40%
Nonperforming assets to total assets	0.70%	0.22%	0.36%	0.30%	0.22%
Allowance for loan losses to nonperforming loans	160%	387%	196%	226%	288%
At December 31, 2007 and 2006, the Company’s recorded investment in loans for which impairment has been recognized totaled $2.6 million and $1.0 million, respectively. The specific allowance for loan losses related to impaired loans was $143 thousand and $66 thousand at December 31, 2007 and 2006, respectively. The average recorded investment in impaired loans was $1.7 million, $1.2 million and $1.3 million for the years ended December 31, 2007, 2006 and 2005, respectively. In most cases, the Company uses the cash basis method of income recognition for impaired loans. For the years ended December 31, 2007, 2006 and 2005, the Company recognized $118 thousand, $116 thousand and $16 thousand, respectively, of income on such loans.
It is the policy of management to make additions to the allowance for loan losses so that it remains adequate to absorb the inherent risk of loss in the portfolio. Management believes that the allowance at December 31, 2007 is adequate. However, the determination of the amount of the allowance is judgmental and subject to economic conditions which cannot be predicted with certainty. Accordingly, the Company cannot predict whether charge-offs of loans in excess of the allowance may occur in future periods.
Investment Portfolio and Federal Funds Sold. Total investment securities decreased $19.5 million, or 26%, to $55.3 million as of December 31, 2007, down from $74.8 million at December 31, 2006. There were no Federal funds sold at December 31, 2007 or 2006. During 2007 the Company utilized the proceeds from the maturities and calls of investment securities to provide liquidity for lending and to reduce the levels of short-term borrowings as deposits declined. The Company increased its yield on interest earning assets as the average balances of lower yielding investments has decreased and the average balance of higher yielding loans has increased.
The composition of the portfolio as of the end of 2007 was fairly consistent with the composition of the portfolio as of the end of 2006. The investment portfolio balances in U.S. Treasuries, U.S. Government agencies, corporate debt securities and municipal obligations comprised 6%, 62%, 7% and 25%, respectively, at December 31, 2007 versus 7%, 64%, 10% and 19%, respectively, at December 31, 2006. The increase in municipal obligations as a percentage of the investment portfolio relates to the decrease in shorter maturity investment securities such as corporate debt securities and U.S. agency securities. As these securities mature the proceeds where used primarily to reduce short-term borrowings. During 2007 the Company purchased $11.0 million of U.S. Government agency securities. This was offset by declines in investment securities related to maturities and principal repayments totaling $31.4 million.

The Company’s investments in mortgage-backed securities of U.S. Government agencies achieve both an increase in interest income and provide cash flows for liquidity and reinvestment opportunities. At December 31, 2007, total balances in these mortgage-backed securities amounted to $14.7 million down from $17.4 million at December 31, 2006. Although these pass-through securities typically have final maturities of between ten and fifteen years, the pass-through nature of the monthly principal and interest payments is expected to significantly reduce the average life of these securities.
Obligations of states and political subdivisions (municipal securities) provide attractive tax equivalent yields for the Company. Since the majority of the interest earnings on these securities are not taxable for Federal purposes the investment in municipal securities results in a reduction in the effective tax rate of the Company.
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
The following tables summarize the values of the Company’s investment securities held on the dates indicated:

	December 31,
Available-for-sale (fair value)	2007	2006	2005
	(dollars in thousands)
U.S. Treasuries	$3,481	$5,344	$9,823
U.S. Government agencies	19,662	30,063	43,756
Corporate debt securities	3,923	7,868	9,231
U.S. Government agency mortgage-backed Securities	14,738	17,440	20,951

Total	$41,804	$60,715	$83,761

	December 31,
Held-to-maturity (amortized cost)	2007	2006	2005
	(dollars in thousands)
U.S. Government agencies			$6
Municipal obligations	$13,488	$14,080	14,077

Total	$13,488	$14,080	$14,083

The following table summarizes the maturities of the Company’s securities at their carrying value and their weighted average yields at December 31, 2007.

			After One Through		After Five Through
(dollars in thousands)	One Year or Less		Five Years		Ten Years		After Ten Years		Total
Available-for-sale (Fair Value)	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield

U.S. Treasuries	$1,993	2.94%	$1,488	3.13%	$—	—%	$—	—%	$3,481	3.02%
U.S. Government agencies	8,469	2.87%	11,193	5.16%	—	—%	—	—%	19,662	4.16%
Corporate debt securities	1,954	3.47%	1,969	3.68%	—	—%	—	—%	3,923	3.57%
U.S. Government agency mortgage-backed securities	—	—%	4,909	3.67%	3,462	3.85%	6,367	4.78%	14,738	4.19%

Total	$12,416	2.98%	$19,559	4.47%	$3,462	3.85%	$6,367	4.78%	$41,804	4.02%

Held-to-maturity (Amortized Cost)

Municipal obligations	$923	6.07%	$813	4.64%	$10,183	5.65%	$1,569	6.51%	$13,488	5.72%

Deposits. Total deposits were $391.9 million as of December 31, 2007, a decrease of $10.3 million, or 3%, from the December 31, 2006 balance of $402.2 million. Competition for deposit dollars throughout the Company’s service area, both from bank and non-bank sources and a lack of deposit growth in the Company’s service area have contributed to this decline in deposits. Rather than increasing the rate paid on our lower yielding interest bearing transaction, money market and savings accounts to attract deposits and thereby impact the entire balance of these accounts, the Company has chosen to increase its level of short-term time deposits and to a lesser extent utilize short-term borrowings as a source of funds. As of December 31, 2007, non-interest bearing demand deposits and interest checking deposits decreased to 47.5% of total deposits versus 50.3% at December 31, 2006. Money market and savings deposits decreased to 19.8% of total deposits as of December 31, 2007 compared to 24.6% as of December 31, 2006. Time deposits increased to 32.7% of total deposits as of December 31, 2007 compared to 25.1% at December 31, 2006.
While the Company has experienced an overall decline in deposits, its’ Money Fund Plu$ checking account, introduced in September 2005, has been successful in generating interest bearing checking deposits. This account is intended to pay rates comparable to those available on a typical brokerage account. Money Fund Plu$ average balances totaled $41.2 million in 2007 and $40.2 million in 2006
Deposits represent the Bank’s primary source of funds. Deposits are primarily core deposits in that they are demand, savings and time deposits generated from local businesses and individuals. These sources are considered to be relatively stable, long-term relationships thereby enhancing steady growth of the deposit base without major fluctuations in overall deposit balances. The Company experiences, to a small degree, some seasonality with the slower growth period between November through April, and the higher growth period from May through October. In order to assist in meeting any funding demands, the Company maintains unsecured borrowing arrangements with several correspondent banks in addition to a secured borrowing arrangement with the Federal Home Loan Bank for longer more permanent funding needs. The Company did not hold brokered deposits during the years ended December 31, 2007, 2006 or 2005.
The following chart sets forth the distribution of the Company’s average daily deposits for the periods indicated.

	2007		2006		2005
	Average		Average		Average
	Balance	Rate %	Balance	Rate %	Balance	Rate %
	(dollars in thousands)
Non-interest-bearing deposits	$114,831		$125,202		$124,568

Interest-bearing deposits:
Interest bearing demand deposits	77,254	1.73%	80,685	1.85%	48,577	0.40%
Money market accounts	39,431	0.83%	56,496	1.17%	64,025	1.17%
Savings	50,448	0.49%	59,802	0.71%	67,702	0.66%
Time deposits	121,808	4.35%	93,515	3.54%	93,946	2.73%

Total interest bearing deposits	288,941	2.50%	290,498	2.03%	274,250	1.49%

Total deposits	$403,772	1.79%	$415,700	1.42%	$398,818	1.03%

The Company’s time deposits of $100,000 or more had the following schedule of maturities at December 31, 2007:

Amount
(dollars in thousands)
Remaining Maturity:
Three months or less	$29,369
Over three months to six months	12,001
Over six months to 12 months	7,206
Over 12 months	3,012

Total	$51,588

Time deposits of $100,000 or more are generally from the Company’s local business and individual customer base. The potential impact on the Company’s liquidity from the withdrawal of these deposits is discussed at the Company’s asset and liability management committee meetings, and is considered to be minimal.
Capital Resources
Shareholders’ Equity. Shareholders’ equity as of December 31, 2007 increased $1.3 million, or 4%, to $37.1 million up from $35.8 million as of December 31, 2006. This increase was the result of earnings during 2007 of $4.2 million, $288 thousand in stock-based compensation expense, the net funds received from key employees and directors exercising their stock options totaling $82 thousand and a decrease in the unrealized loss on available-for-sale investment securities of $585 thousand, offset by $2.4 million of repurchased Plumas Bancorp stock under the Company’s stock buy back plan and cash dividends of $1.5 million.
On January 22, 2007 the Company announced that its Board of Directors authorized a common stock repurchase plan. The plan called for the repurchase of up to 250,000 shares, or approximately 5%, of the Company’s shares outstanding as of January 22, 2007. During the year ended December 31, 2007 the Company repurchased 168,737 shares at an average cost, including commission, of $14.22 per share. On December 20, 2007 the Company announced that for 2008 the Board authorized a common stock repurchase plan for up to 244,000 shares, or 5% of the Company’s shares outstanding on December 20, 2007.
On May 14, 2007 and November 16, 2007 the Company paid semi-annual cash dividends of $0.15 per share for a total dividend of $0.30 per share during 2007 compared to $0.26 per share during 2006.
Capital Standards. An increase in the Company’s risk-based capital ratios during 2007 was attributed to increase in shareholders’ equity described above and a decline in the level of risk weighted assets.
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

The following tables present the capital ratios for the Company and the Bank compared to the standards for bank holding companies and the regulatory minimum requirements for depository institutions as of December 31, 2007 and 2006 (amounts in thousands except percentage amounts).

	December 31, 2007		December 31, 2006
	Amount	Ratio	Amount	Ratio

Tier 1 Leverage Ratio
Plumas Bancorp and Subsidiary	$46,209	10.0%	$45,206	9.5%
Minimum regulatory requirement	18,439	4.0%	18,955	4.0%
Plumas Bank	45,415	9.9%	44,094	9.3%
Minimum requirement for “Well-Capitalized” institution	23,024	5.0%	23,669	5.0%
Minimum regulatory requirement	18,419	4.0%	18,935	4.0%

Tier 1 Risk-Based Capital Ratio
Plumas Bancorp and Subsidiary	46,209	11.6%	45,206	10.9%
Minimum regulatory requirement	15,881	4.0%	16,610	4.0%
Plumas Bank	45,415	11.5%	44,094	10.6%
Minimum requirement for “Well-Capitalized” institution	23,790	6.0%	24,885	6.0%
Minimum regulatory requirement	15,860	4.0%	16,590	4.0%

Total Risk-Based Capital Ratio
Plumas Bancorp and Subsidiary	50,475	12.7%	49,123	11.8%
Minimum regulatory requirement	31,763	8.0%	33,221	8.0%
Plumas Bank	49,681	12.5%	48,011	11.6%
Minimum requirement for “Well-Capitalized” institution	39,651	10.0%	41,475	10.0%
Minimum regulatory requirement	31,720	8.0%	33,180	8.0%
The current and projected capital positions of the Company and the Bank and the impact of capital plans and long-term strategies are reviewed regularly by management. The Company policy is to maintain the Bank’s ratios above the prescribed well-capitalized leverage, Tier 1 risk-based and total risk-based capital ratios of 5%, 6% and 10%, respectively, at all times.
Off-Balance Sheet Arrangements
Loan Commitments. In the normal course of business, there are various commitments outstanding to extend credits that are not reflected in the financial statements. Commitments to extend credit and letters of credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Annual review of commercial credit lines, letters of credit and ongoing monitoring of outstanding balances reduces the risk of loss associated with these commitments. As of December 31, 2007, the Company had $96.9 million in unfunded loan commitments and $655 thousand in letters of credit. This compares to $101.8 million in unfunded commitments and $564 thousand in letters of credit at December 31, 2006. Of the $96.9 million in unfunded loan commitments, $60.4 million and $36.5 million represented commitments to commercial and consumer customers, respectively. Of the total unfunded commitments at December 31, 2007, $53.5 million were secured by real estate, of which $28.0 million was secured by commercial real estate and $25.5 million was secured by residential real estate in the form of equity lines of credit. The commercial loan commitments not secured by real estate primarily represent business lines of credit, while the consumer loan commitments not secured by real estate primarily represent revolving credit card lines. Since, some of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessary represent future cash requirements.

Operating Leases. The Company leases three depository branches as well as two lending offices and five automated teller machine locations used in the normal course of business throughout the Company’s service area.
Total rental expenses under all operating leases, including premises, totaled $209 thousand, $221 thousand and $242 thousand, in 2007, 2006 and 2005 respectively. The expiration dates of the leases vary, with the first such lease expiring during 2009 and the last such lease expiring during 2018.
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
The Company has unsecured short-term borrowing agreements with two of its correspondent banks in the amounts of $10 million and $5 million. In addition, the Company can borrow up to $96.9 million from the Federal Home Loan Bank secured by commercial and residential mortgage loans. Short-term borrowings at December 31, 2007 and 2006 consisted of $7,500,000 and $20,000,000, respectively, in Federal Home Loan Bank advances which are normally purchased for one day periods. There were no short-term borrowings outstanding at December 31, 2005.
Customer deposits are the Company’s primary source of funds. Total deposits were $391.9 million as of December 31, 2007, a decrease of $10.3 million, or 3%, from the December 31, 2006 balance of $402.2 million. Those funds are held in various forms with varying maturities. The Company does not have any brokered deposits. The Company’s securities portfolio, Federal funds sold, Federal Home Loan Bank advances, and cash and due from banks serve as the primary sources of liquidity, providing adequate funding for loans during periods of high loan demand. During periods of decreased lending, funds obtained from the maturing or sale of investments, loan payments, and new deposits are invested in short-term earning assets, such as Federal funds sold and investment securities, to serve as a source of funding for future loan growth. Management believes that the Company’s available sources of funds, including short-term borrowings, will provide adequate liquidity for its operations in the foreseeable future.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
As a smaller reporting company we are not required to provide the information required by this item.
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
The following consolidated financial statements of Plumas Bancorp and subsidiary, and independent auditor’s report included in the Annual Report of Plumas Bancorp to its shareholders for the years ended December 31, 2007, 2006 and 2005.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Shareholders and Board of Directors
Plumas Bancorp and Subsidiary
     We have audited the accompanying consolidated balance sheet of Plumas Bancorp and subsidiary (the “Company”) as of December 31, 2007 and 2006 and the related consolidated statements of income, changes in shareholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2007. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
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
     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Plumas Bancorp and subsidiary as of December 31, 2007 and 2006 and the consolidated results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2007, in conformity with accounting principles generally accepted in the United States of America.
     We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Plumas Bancorp and subsidiary’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 14, 2008 expressed an unqualified opinion on the effectiveness of Plumas Bancorp and subsidiary’s internal control over financial reporting.

/s/ PERRY-SMITH LLP
Sacramento, California
March 14, 2008

PLUMAS BANCORP AND SUBSIDIARY
CONSOLIDATED BALANCE SHEET
December 31, 2007 and 2006

	2007	2006

ASSETS

Cash and due from banks	$13,207,000	$11,293,000
Federal funds sold	—	—

Cash and cash equivalents	13,207,000	11,293,000

Investment securities (Note 3)	55,292,000	74,795,000
Loans, less allowance for loan losses of $4,211,000 in 2007 and $3,917,000 in 2006 (Notes 4, 7, 9 and 13)	349,302,000	351,977,000
Premises and equipment, net (Note 5)	14,666,000	15,190,000
Intangible assets, net (Note 17)	1,037,000	1,337,000
Bank owned life insurance (Note 14)	9,428,000	9,449,000
Accrued interest receivable and other assets (Note 12)	10,183,000	9,198,000

Total assets	$453,115,000	$473,239,000

LIABILITIES AND
SHAREHOLDERS’ EQUITY

Deposits:
Non-interest bearing	$111,240,000	$121,464,000
Interest bearing (Note 6)	280,700,000	280,712,000

Total deposits	391,940,000	402,176,000

Short-term borrowings (Note 7)	7,500,000	20,000,000
Accrued interest payable and other liabilities	6,226,000	4,901,000
Junior subordinated deferrable interest debentures (Note 8)	10,310,000	10,310,000

Total liabilities	415,976,000	437,387,000

Commitments and contingencies (Note 9)

Shareholders’ equity (Note 10):
Serial preferred stock — no par value; 10,000,000 shares authorized; none issued	—	—
Common stock — no par value; 22,500,000 shares authorized; issued and outstanding — 4,869,130 shares in 2007 and 5,023,205 shares in 2006	5,042,000	4,828,000
Retained earnings	32,204,000	31,716,000
Accumulated other comprehensive loss (Notes 3 and 15)	(107,000)	(692,000)

Total shareholders’ equity	37,139,000	35,852,000

Total liabilities and shareholders’ equity	$453,115,000	$473,239,000

The accompanying notes are an integral
part of these consolidated financial statements.

PLUMAS BANCORP AND SUBSIDIARY
CONSOLIDATED STATEMENT OF INCOME
For the Years Ended December 31, 2007, 2006 and 2005

	2007	2006	2005

Interest income:
Interest and fees on loans	$27,709,000	$26,272,000	$21,955,000
Interest on investment securities:
Taxable	1,900,000	2,516,000	2,787,000
Exempt from Federal income taxes	504,000	531,000	537,000
Interest on Federal funds sold	171,000	164,000	218,000

Total interest income	30,284,000	29,483,000	25,497,000

Interest expense:
Interest on deposits	7,211,000	5,887,000	4,092,000
Interest on short-term borrowings (Note 7)	490,000	257,000	222,000
Interest on junior subordinated deferrable interest debentures (Note 8)	835,000	810,000	479,000

Total interest expense	8,536,000	6,954,000	4,793,000

Net interest income before provision for loan losses	21,748,000	22,529,000	20,704,000
Provision for loan losses (Note 4)	800,000	1,000,000	1,100,000

Net interest income after provision for loan losses	20,948,000	21,529,000	19,604,000

Non-interest income:
Service charges	3,806,000	3,676,000	3,458,000
Gain on sale of loans	47,000	42,000	45,000
Loss on sale of available-for- sale investment securities, net (Notes 3 and 15)	—	—	(8,000)
Earnings on Bank owned life insurance policies (Note 14)	415,000	393,000	355,000
Other	1,180,000	1,048,000	1,223,000

Total non-interest income	5,448,000	5,159,000	5,073,000

(Continued)

PLUMAS BANCORP AND SUBSIDIARY
CONSOLIDATED STATEMENT OF INCOME
(Continued)
For the Years Ended December 31, 2007, 2006 and 2005

	2007	2006	2005

Non-interest expenses:
Salaries and employee benefits (Notes 4 and 14)	$11,200,000	$10,043,000	$9,514,000
Occupancy and equipment (Notes 5 and 9)	3,552,000	3,323,000	3,070,000
Other (Note 11)	4,919,000	4,924,000	4,965,000

Total non-interest expenses	19,671,000	18,290,000	17,549,000

Income before provision for income taxes	6,725,000	8,398,000	7,128,000

Provision for income taxes (Note 12)	2,502,000	3,196,000	2,600,000

Net income	$4,223,000	$5,202,000	$4,528,000

Basic earnings per share (Note 10)	$0.85	$1.04	$0.92

Diluted earnings per share (Note 10)	$0.84	$1.02	$0.89

Cash dividends per share (Note 10)	$0.30	$0.26	$0.22

The accompanying notes are an integral
part of these consolidated financial statements.

PLUMAS BANCORP AND SUBSIDIARY
CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY
For the Years Ended December 31, 2007, 2006 and 2005

				Accumulated
				Other
				Comprehensive	Total	Total
	Common Stock		Retained	(Loss) Income	Shareholders'	Comprehensive
	Shares	Amount	Earnings	(Net of Taxes)	Equity	Income

Balance, January 1, 2005	4,901,197	4,013,000	24,370,000	(492,000)	27,891,000

Comprehensive income (Note 15):
Net income			4,528,000		4,528,000	$4,528,000
Other comprehensive loss, net of tax:
Net change in unrealized losses on available-for-sale investment securities (Note 3)				(599,000)	(599,000)	(599,000)

Total comprehensive income						$3,929,000

Cash dividends — $0.22 per share			(1,082,000)		(1,082,000)
Retirement of common stock in connection with the exercise of stock options (Note 10)	(6,904)	(105,000)			(105,000)
Stock options exercised and related tax benefit (Note 10)	82,608	512,000			512,000
Fractional shares repurchased as a result of three-for-two stock split	(247)	(8,000)			(8,000)

Balance, December 31, 2005	4,976,654	4,412,000	27,816,000	(1,091,000)	31,137,000
Comprehensive income (Note 15):
Net income			5,202,000		5,202,000	$5,202,000
Other comprehensive income, net of tax:
Net change in unrealized losses on available-for-sale investment securities (Note 3)				399,000	399,000	399,000

Total comprehensive income						$5,601,000

Cash dividends — $0.26 per share			(1,302,000)		(1,302,000)
Retirement of common stock in connection with the exercise of stock options (Note 10)	(21,255)	(417,000)			(417,000)
Stock options exercised and related tax benefit (Note 10)	67,806	659,000			659,000
Stock-based compensation expense		174,000			174,000

Balance, December 31, 2006	5,023,205	4,828,000	31,716,000	(692,000)	35,852,000

(Continued)

PLUMAS BANCORP AND SUBSIDIARY
CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY
(Continued)
For the Years Ended December 31, 2007, 2006 and 2005

				Accumulated
				Other
				Comprehensive	Total	Total
	Common Stock		Retained	(Loss) Income	Shareholders'	Comprehensive
	Shares	Amount	Earnings	(Net of Taxes)	Equity	Income

Balance, December 31, 2006	5,023,205	4,828,000	31,716,000	(692,000)	35,852,000

Comprehensive income (Note 15):
Net income			4,223,000		4,223,000	$4,223,000
Other comprehensive income, net of tax:
Net change in unrealized losses on available-for-sale investment securities (Note 3)				585,000	585,000	585,000

Total comprehensive income						$4,808,000

Cash dividends — $0.30 per share			(1,491,000)		(1,491,000)
Retirement of common stock in connection with the exercise of stock options (Note 10)	(4,630)	(70,000)			(70,000)
Stock options exercised and related tax benefit (Note 10)	19,292	152,000			152,000
Stock-based compensation expense		288,000			288,000
Repurchase and retirement of common stock	(168,737)	(156,000)	(2,244,000)		(2,400,000)

Balance, December 31, 2007	4,869,130	$5,042,000	$32,204,000	$(107,000)	$37,139,000

	2007	2006	2005
Disclosure of reclassification amount, net of taxes (Note 15):

Unrealized holding gain (losses) arising during the year	$585,000	$399,000	$(604,000)
Reclassification adjustment for (losses) gains included in net income	—	—	(5,000)

Net unrealized gain (losses) on available-for-sale investment securities	$585,000	$399,000	$(599,000)

The accompanying notes are an integral
part of these consolidated financial statements.

PLUMAS BANCORP AND SUBSIDIARY
CONSOLIDATED STATEMENT OF CASH FLOWS
For the Years Ended December 31, 2007, 2006 and 2005

	2007	2006	2005
Cash flows from operating activities:
Net income	$4,223,000	$5,202,000	$4,528,000
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	800,000	1,000,000	1,100,000
Change in deferred loan origination costs/fees, net	618,000	(416,000)	(1,026,000)
Stock-based compensation expense	288,000	174,000
Excess tax benefits from stock-based compensation	(9,000)	(61,000)
Depreciation and amortization	2,197,000	2,171,000	2,076,000
Net loss on sale of available-for-sale investment securities			8,000
Amortization of investment security premiums	149,000	387,000	633,000
Accretion of investment security discounts	(63,000)	(89,000)	(72,000)
Net loss on sale of premises and equipment	39,000		2,000
Net loss on sale of other real estate			15,000
Net (gain) loss on sale of other vehicles owned	(17,000)	(23,000)	28,000
Gain on life insurance death benefit	(63,000)
Earnings on bank owned life insurance policies	(415,000)	(393,000)	(355,000)
Expenses on bank owned life insurance policies	80,000	74,000	68,000
Increase in accrued interest receivable and other assets	(426,000)	(41,000)	(215,000)
Increase in accrued interest payable and other liabilities	1,325,000	166,000	1,021,000
Provision for deferred income taxes	(787,000)	(456,000)	34,000

Net cash provided by operating activities	7,939,000	7,695,000	7,845,000

(Continued)

PLUMAS BANCORP AND SUBSIDIARY
CONSOLIDATED STATEMENT OF CASH FLOWS
(Continued)
For the Years Ended December 31, 2007, 2006 and 2005

	2007	2006	2005

Cash flows from investing activities:
Proceeds from matured and called available- for-sale investment securities	$27,876,000	$19,931,000	$16,000,000
Proceeds from matured and called held-to- maturity investment securities	585,000		1,801,000
Proceeds from sale of available-for-sale investment securities			1,992,000
Purchases of available-for-sale investment securities	(11,009,000)		(9,688,000)
Purchases of held-to-maturity investment securities		(155,000)
Proceeds from principal repayments from available-for-sale government-guaranteed mortgage-backed securities	2,961,000	3,521,000	3,572,000
Proceeds from principal repayments from held-to-maturity government-guaranteed mortgage-backed securities		134,000	143,000
Net decrease (increase) in loans	355,000	(33,831,000)	(55,527,000)
Proceeds from sale of other real estate and vehicles	429,000	211,000	284,000
Proceeds from the sale of premises and equipment	20,000	8,000	6,000
Purchases of premises and equipment	(1,116,000)	(5,173,000)	(3,394,000)
Proceeds from bank owned life insurance	419,000
Purchase of bank owned life insurance		(200,000)	(281,000)

Net cash provided by (used in) investing activities	20,520,000	(15,554,000)	(45,092,000)

Cash flows from financing activities:
Net (decrease) increase in demand, interest-bearing and savings deposits	(37,881,000)	(26,025,000)	43,443,000
Net increase in time deposits	27,645,000	1,641,000	4,550,000
Net (decrease) increase in short-term borrowings	(12,500,000)	20,000,000	(1,035,000)
Proceeds from exercise of stock options	73,000	181,000	407,000
Cash paid for fractional shares			(8,000)
Excess tax benefits from stock-based compensation	9,000	61,000
Proceeds from the issuance of junior subordinated deferrable interest debentures			4,124,000
Repurchase and retirement of common stock	(2,400,000)
Payment of cash dividends	(1,491,000)	(1,302,000)	(1,082,000)

Net cash (used in) provided by financing activities	(26,545,000)	(5,444,000)	50,399,000

Increase (decrease) in cash and cash equivalents	1,914,000	(13,303,000)	13,152,000

Cash and cash equivalents at beginning of year	11,293,000	24,596,000	11,444,000

Cash and cash equivalents at end of year	$13,207,000	$11,293,000	$24,596,000

(Continued)

PLUMAS BANCORP AND SUBSIDIARY
CONSOLIDATED STATEMENT OF CASH FLOWS
(Continued)
For the Years Ended December 31, 2007, 2006 and 2005

	2007		2006	2005

Supplemental disclosure of cash flow information:

Cash paid during the year for:
Interest expense		$8,184,000	$6,882,000	$4,581,000
Income taxes		$3,495,000	$3,370,000	$2,805,000

Non-cash investing activities:
Real estate acquired through foreclosure		$402,000
Vehicles acquired through repossession		$500,000	$196,000	$228,000
Reclassification of loans to other assets	$		$230,000
Net change in unrealized loss on available-for-sale investment securities		$585,000	$399,000	$(599,000)

Non-cash financing activities:
Common stock retired in connection with the exercise of stock options		$70,000	$417,000	$105,000
Tax benefit from stock options exercised		$9,000	$61,000
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

The Bank operates thirteen branches in California, including branches in Alturas, Chester, Fall River Mills, Greenville, Kings Beach, Loyalton, Portola, Quincy, Redding, Susanville, Tahoe City, Truckee and Westwood. In addition to its branch network, the Bank operates a commercial lending office in Reno, Nevada and a lending office specializing in government-guaranteed lending in Auburn, California. The Bank’s deposits are insured by the Federal Deposit Insurance Corporation (FDIC) up to applicable legal limits. The Bank’s primary source of revenue is generated from providing loans to customers who are predominately small and middle market businesses and individuals residing in the surrounding areas.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Consolidation and Basis of Presentation

The consolidated financial statements include the accounts of the Company and the consolidated accounts of its wholly-owned subsidiary, Plumas Bank. All significant intercompany balances and transactions have been eliminated.

Plumas Statutory Trust I and Trust II are not consolidated into the Company’s consolidated financial statements and, accordingly, are accounted for under the equity method. The Company’s investment in Trust I of $247,000 and Trust II of $140,000 are included in accrued interest receivable and other assets on the consolidated balance sheet. The junior subordinated deferrable interest debentures issued and guaranteed by the Company and held by Trust I and Trust II are reflected as debt on the consolidated balance sheet.

The accounting and reporting policies of Plumas Bancorp and subsidiary conform with accounting principles generally accepted in the United States of America and prevailing practices within the banking industry.

Reclassifications

Certain reclassifications have been made to prior years’ balances to conform to classifications used in 2007.

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

Cash and Cash Equivalents

For the purpose of the statement of cash flows, cash and due from banks and Federal funds sold are considered to be cash equivalents. Generally, Federal funds are sold for one day periods. Cash held with other federally insured institutions in excess of FDIC limits as of December 31, 2007 was $49,000.

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
Management determines the appropriate classification of its investments at the time of purchase and may only change the classification in certain limited circumstances. All transfers between categories are accounted for at fair value. As of December 31, 2007 and 2006 the Company did not have any investment securities classified as trading and there were no transfers between categories during 2007 or 2006.

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

Investment in Federal Home Loan Bank Stock

As a member of the Federal Home Loan Bank System, the Bank is required to maintain an investment in the capital stock of the Federal Home Loan Bank. The investment is carried at cost. At December 31, 2007 and 2006, Federal Home Loan Bank stock totaled $2,045,000 and $2,103,000, respectively. On the consolidated balance sheet, Federal Home Loan Bank stock is included in accrued interest receivable and other assets.

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

Loans Held for Sale, Loan Sales and Servicing (Continued)

Government Guaranteed Loans

Included in the portfolio are loans which are 75% to 90% guaranteed by the Small Business Administration (SBA), US Department of Agriculture Rural Business Cooperative Service (RBS) and Farm Services Agency (FSA). The guaranteed portion of these loans may be sold to a third party, with the Bank retaining the unguaranteed portion. The Company can receive a premium in excess of the adjusted carrying value of the loan at the time of sale. The Company may be required to refund a portion of the sales premium if the borrower defaults or prepays within ninety days of the settlement date. At December 31, 2007, the premiums and guaranteed portion of these sold loans subject to these recourse provisions was not significant. During 2007, 2006 and 2005 the Company was not required to refund any significant amounts of sales premiums related to the loans sold.

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

Mortgage Loans

The Company originates mortgage loans that are either held in the Company’s loan portfolio or sold in the secondary market. Loans held-for-sale are carried at the lower of cost or market value. Market value is determined by the specific identification method as of the balance sheet date or the date which the purchasers have committed to purchase the loans. At the time the loan is sold, the related right to service the loan is either retained, with the Bank earning future servicing income, or released in exchange for a one-time servicing-released premium. Loans subsequently transferred to the loan portfolio are transferred at the lower of cost or market value at the date of transfer. Any difference between the carrying amount of the loan and its outstanding principal balance is recognized as an adjustment to yield by the interest method. The Company did not have any loans held for sale at December 31, 2007 or 2006.

The Company may be required to refund a portion of the premiums and repurchase a portion of the loans that are sold if the borrower defaults within one hundred and eighty days of the settlement date. At December 31, 2007, there were no premiums on sold loans subject to these recourse provisions. During 2007, 2006 and 2005 the Company was not required to refund any significant amounts of sales premiums related to the loans sold.

PLUMAS BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Loans Held for Sale, Loan Sales and Servicing (Continued)

Mortgage Loans (Continued)

The Company serviced loans for the Federal National Mortgage Association (FNMA) totaling $5,073,000 and $6,388,000 as of December 31, 2007 and 2006, respectively.

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

Loans (Continued)

The Company may not “carry over” or create a valuation allowance in the initial accounting for loans acquired under these circumstances. At December 31, 2007 and 2006, there were no such loans being accounted for under this policy.

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

The allowance is established through a provision for loan losses which is charged to expense. Additions to the allowance are expected to maintain the adequacy of the total allowance after credit losses and loan growth. The allowance for loan losses at December 31, 2007 and 2006, respectively, reflects management’s estimate of probable losses in the portfolio.

Allowance for Losses Related to Undisbursed Commitments

The Company maintains a separate allowance for losses related to undisbursed loan commitments. Management estimates the amount of probable losses by applying a loss reserve factor to the unused portion of undisbursed lines of credit. The allowance totaled $55,000 at December 31, 2007 and 2006, and is included in accrued interest payable and other liabilities in the consolidated balance sheet.

Other Real Estate

The Company’s investment in other real estate holdings, all of which were related to real estate acquired in full or partial settlement of loan obligations, totaled $402,000 at December 31, 2007. The Company had no other real estate holdings and no investment in real estate acquired in full or partial settlement of loan obligations at December 31, 2006. When property is acquired, any excess of the Bank’s recorded investment in the

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

Accounting for Uncertainty in Income Taxes

On January 1, 2007, the Company adopted Financial Accounting Standards Board (“FASB”) Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. FIN 48 prescribes a recognition threshold and measurement standard for the financial statement recognition and measurement of an income tax position taken or expected to be taken in a tax return. In addition, FIN 48 provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.

The provisions of FIN 48 have been applied to all tax positions of the Company as of January 1, 2007. Only tax positions that met the more-likely-than-not recognition threshold on January 1, 2007 were recognized or continue to be recognized upon adoption. The Company previously recognized income tax positions based on management’s estimate of whether it was reasonably possible that a liability had been incurred for unrecognized income tax benefits by applying FASB Statement No. 5, Accounting for Contingencies. The adoption of FIN 48 did not have a material impact on the Company’s financial position, results of operations or cash flows.

When tax returns are filed, it is highly certain that some positions taken would be sustained upon examination by the taxing authorities, while others are subject to uncertainty about the merits of the position taken or the amount of the position that would be ultimately sustained. The benefit of a tax position is recognized in the financial statements in the period during which, based on all available evidence, management believes it is more likely than not that the position will be sustained upon examination, including the resolution of appeals or litigation processes, if any. Tax positions taken are not offset or aggregated with other positions. Tax positions that meet the more-likely-than-not recognition threshold are measured as the largest amount of tax benefit that is more than 50 percent likely of being realized upon settlement with the applicable taxing authority. The portion of the benefits associated with tax positions taken that exceeds the amount measured as described above is reflected as a liability for unrecognized tax benefits in the accompanying balance sheet along with any associated interest and penalties that would be payable to the taxing authorities upon examination.

Interest expense and penalties associated with unrecognized tax benefits, if any, are classified as income tax expense in the consolidated statement of income.

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

Stock-Based Compensation

At December 31, 2007, the Company had two shareholder approved stock-based compensation plans, the Plumas Bank 2001 and 1991 Stock Option Plans (the “Plans”) which are described more fully in Note 10. On January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123 (R), Share-Based Payment (“SFAS 123 (R)”), using the modified prospective application transition method, which requires recognition of expense for options granted prior to the adoption date equal to the fair value of the unvested amounts over their remaining vesting period based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123 Accounting for Stock Based Compensation and compensation cost for all share based payments granted subsequent to January 1, 2006 based on the grant date fair values estimated in accordance with the provisions of SFAS 123 (R). The Company applied the alternative transition method in calculating its pool of excess tax benefits available to absorb future tax deficiencies as provided by FSP FAS 123(R)-3, Transition Election Related to Accounting for the Tax Effects of Share-Based Payment Awards. Results for prior periods have not been restated. Prior to January 1, 2006, the Company accounted for the Plans under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. No stock-based compensation cost was recorded prior to January 1, 2006, as all options granted under these Plans had an exercise price equal to the market value of the underlying common stock on the date of the grant.

Compensation expense, net of related tax benefits, recorded in 2007 and 2006 as a result of applying this accounting standard totaled $262,000 and $154,000, or $.05 and $.03 per diluted share, respectively. Compensation expense is recognized over the vesting period on a straight line accounting basis.

In accordance with SFAS 123 (R), beginning in 2006 the Company has presented excess tax benefits from the exercise of stock-based compensation awards as a financing activity in the consolidated statement of cash flows.

PLUMAS BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Stock-Based Compensation (Continued)

The following table illustrates the pro forma SFAS 123 adjustment on consolidated net income and earnings per share had the Company recorded compensation expense in accordance with SFAS 123 for the year ended December 31, 2005:

Net income, as reported	$4,528,000
Deduct: Total stock-based compensation expense determined under the fair value based method for all awards, net of related tax effects	177,000

Pro forma net income	$4,351,000

Basic earnings per share — as reported	$.92
Basic earnings per share — pro forma	$.88
Diluted earnings per share — as reported	$.89
Diluted earnings per share — pro forma	$.86
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
The fair value of each option is estimated on the date of grant using the following assumptions.

	2007	2006	2005
Expected life of stock options	6.6 years	5.0 years	5.0 years
Interest rate—stock options	4.71%	4.67%	4.14%
Volatility—stock options	26.8%	21.4%	30.5%
Dividend yields	1.72%	1.40%	1.48%
Weighted-average fair value of options granted during the year	$4.53	$4.56	$4.77

PLUMAS BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Impact of New Financial Accounting Standards

Fair Value Measurements

In September 2006, the FASB issued Statement No. 157 (“SFAS 157”), Fair Value Measurements. SFAS 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. SFAS 157 applies whenever other standards require (or permit) assets or liabilities to be measured at fair value but does not expand the use of fair value in any new circumstances. In this standard, the FASB clarifies the principle that fair value should be based on the assumptions market participants would use when pricing the asset or liability. In support of this principle, SFAS 157 establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. The provisions of SFAS 157 are effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. The provisions should be applied prospectively, except for certain specifically identified financial instruments. The Company adopted SFAS 157 on January 1, 2008 and management does not believe its adoption will have a material impact on the Company’s financial position, results of operations or cash flows.

Fair Value Option for Financial Assets and Financial Liabilities

In February 2007, the FASB issued Statement No. 159 (“SFAS 159”), The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of FASB Statement No. 115. This standard permits an entity to choose to measure many financial instruments and certain other items at fair value at specified election dates. The entity will report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. The fair value option: (a) may be applied instrument by instrument, with a few exceptions, such as investments otherwise accounted for by the equity method; (b) is irrevocable (unless a new election date occurs); and (c) is applied only to entire instruments and not to portions of instruments. The provisions of SFAS 159 are effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. The Company adopted SFAS 159 on January 1, 2008 and management did not elect the fair value option for any of its financial instruments.

Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements

In September 2006, the FASB ratified the consensuses reached by the Task Force on Issue No. 06-4 (“EITF 06-4”), Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements. A question arose when an employer enters into an endorsement split-dollar life insurance arrangement related to whether the employer should recognize a liability for the future benefits or premiums to be provided to the employee. EITF 06-4 indicates that an employer should recognize a liability for future benefits and that a liability for the benefit

PLUMAS BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

Impact of New Financial Accounting Standards (Continued)

obligation has not been settled through the purchase of an endorsement type policy. An entity should apply the provisions of EITF 06-4 either through a change in accounting principle through a cumulative-effect adjustment to retained earnings as of the beginning of the year of adoption or a change in accounting principle through retrospective application to all prior periods. The provisions of EITF 06-4 are effective for fiscal years beginning after December 15, 2007. The Company adopted EITF 06-04 on January 1, 2008 and management determined that a liability of $420,000 will be recorded as of January 1, 2008, with a corresponding reduction as a cumulative-effect adjustment to retained earnings.

Accounting for Business Combinations

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141 (revised 2007), Business Combinations “SFAS No. 141(R)”). SFAS No. 141(R), among other things, establishes principles and requirements for how the acquirer in a business combination (i) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquired business, (ii) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase, and (iii) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. The Company is required to adopt SFAS No. 141(R) for all business combinations for which the acquisition date is on or after January 1, 2009. Earlier adoption is prohibited. This standard will change the accounting treatment for business combinations on a prospective basis.

PLUMAS BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
3.	INVESTMENT SECURITIES

The amortized cost and estimated fair value of investment securities at December 31, 2007 and 2006 consisted of the following:

Available-for-Sale

	2007
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

Debt securities:
U.S. Treasury securities	$3,489,000		$(8,000)	$3,481,000
U.S. Government agencies	19,522,000	$191,000	(51,000)	19,662,000
U.S. Government agencies collateralized by mortgage obligations	15,001,000	12,000	(275,000)	14,738,000
Corporate debt securities	3,975,000		(52,000)	3,923,000

	$41,987,000	$203,000	$(386,000)	$41,804,000

Net unrealized losses on available-for-sale investment securities totaling $183,000 were recorded, net of $76,000 in tax benefits, as accumulated other comprehensive loss within shareholders’ equity at December 31, 2007. There were no sales of available-for-sale investment securities during the year ended December 31, 2007.

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

Held-to-Maturity

2007
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

Debt securities:
Obligations of states and political subdivisions	$13,488,000	$95,000	$(20,000)	$13,563,000

2006
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

Debt securities:
Obligations of states and political subdivisions	$14,080,000	$90,000	$(44,000)	$14,126,000

There were no sales or transfers of held-to-maturity investment securities during the years ended December 31, 2007, 2006 and 2005.

PLUMAS BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
3.	INVESTMENT SECURITIES (Continued)

Investment securities with unrealized losses at December 31, 2007 are summarized and classified according to the duration of the loss period as follows:

	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses

Debt securities:
U.S. Treasury securities			$3,481,000	$8,000	$3,481,000	$8,000
U.S. Government agencies	$1,001,000	$5,000	8,469,000	46,000	9,470,000	51,000
Obligations of states and political subdi- visions	421,000	1,000	3,873,000	19,000	4,294,000	20,000
U.S. Government agencies collateral- ized by mortgage obligations			12,640,000	275,000	12,640,000	275,000
Corporate debt securities			3,923,000	52,000	3,923,000	52,000

	$1,422,000	$6,000	$32,386,000	$400,000	$33,808,000	$406,000

Investment securities with unrealized losses at December 31, 2006 are summarized and classified according to the duration of the loss period as follows:

	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses

Debt securities:
U.S. Treasury securities			$5,344,000	$137,000	$5,344,000	$137,000
U.S. Government agencies			30,063,000	372,000	30,063,000	372,000
Obligations of states and political subdi- visions			5,738,000	44,000	5,738,000	44,000
U.S. Government agencies collateral- ized by mortgage obligations	$2,816,000	$15,000	14,553,000	504,000	17,369,000	519,000
Corporate debt securities			7,868,000	150,000	7,868,000	150,000

	$2,816,000	$15,000	$63,566,000	$1,207,000	$66,382,000	$1,222,000

U.S. Treasury and U.S. Government Agencies
At December 31, 2007, the Company held 2 U.S. Treasury and 15 U.S. Government agency securities of which 1 was in a loss position for less then twelve months and 7 were in a loss position and had been in a loss position for twelve months or more. The unrealized losses on the Company’s investments in direct obligations of the U.S. Treasury and U.S. government agencies were caused by interest rate increases. The contractual terms of those investments do not permit the issuer to settle the securities at a price less than the amortized costs of the investment. Because the decline in market value is attributable to changes in interest rates and not credit quality, and because the Company has the ability and intent to hold those investments until a recovery of fair value, which may be maturity, the Company does not consider those investments to be other-than-temporarily impaired at December 31, 2007.

PLUMAS BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
3.	INVESTMENT SECURITIES (Continued)
     Obligations of States and Political Subdivision
At December 31, 2007, the Company held 53 obligations of states and political subdivision securities of which 2 were in a loss position for less than twelve months and 16 were in a loss position and had been in a loss position for twelve months or more. The unrealized losses on the Company’s investments in obligations of states and political subdivision securities were caused by interest rate increases. Because the decline in market value is attributable to changes in interest rates and not credit quality, and because the Company has the ability and intent to hold those investments until a recovery of fair value, which may be maturity, the Company does not consider those investments to be other-than-temporarily impaired at December 31, 2007.
     U.S. Government Agencies Collateralized by Mortgage Obligations
At December 31, 2007, the Company held 26 U.S. Government agency securities collateralized by mortgage obligation securities of which 23 were in a loss position and had been in a loss position for twelve months or more. The unrealized losses on the Company’s investments in U.S. government agencies collateralized by mortgage obligations were caused by interest rate increases. The contractual cash flows of these investments are guaranteed by an agency of the U.S. government. It is expected that the securities will not be settled at a price less than the amortized cost of the Company’s investment. Because the decline in market value is attributable to changes in interest rates and not credit quality, and because the Company has the ability and intent to hold those investments until a recovery of fair value, which may be maturity, the Company does not consider those investments to be other-than-temporarily impaired at December 31, 2007.
     Corporate Debt Securities
At December 31, 2007, the Company held 8 corporate debt securities all of which were in a loss position and had been in a loss position for twelve months or more. The unrealized losses on the Company’s investments in corporate debt securities were caused by interest rate increases. Because the decline in market value is attributable to changes in interest rates and not credit quality, and because the Company has the ability and intent to hold those investments until a recovery of fair value, which may be maturity, the Company does not consider those investments to be other-than-temporarily impaired at December 31, 2007.

PLUMAS BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
3.	INVESTMENT SECURITIES (Continued)
The amortized cost and estimated fair value of investment securities at December 31, 2007 by contractual maturity are shown below. Expected maturities will differ from contractual maturities because the issuers of the securities may have the right to call or prepay obligations with or without call or prepayment penalties.

	Available-for-Sale		Held-to-Maturity
		Estimated		Estimated
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value

Within one year	$12,487,000	$12,416,000	$923,000	$931,000
After one year through five years	14,499,000	14,650,000	813,000	810,000
After five years through ten years			10,183,000	10,230,000
After ten years through fifteen years			1,569,000	1,592,000

	26,986,000	27,066,000	13,488,000	13,563,000

Investment securities not due at a single maturity date:
Government-guar- anteed mortgage- backed securities	15,001,000	14,738,000

	$41,987,000	$41,804,000	$13,488,000	$13,563,000

Investment securities with amortized costs totaling $36,499,000 and $41,616,000 and estimated fair values totaling $36,706,000 and $41,184,000 at December 31, 2007 and 2006, respectively, were pledged to secure public deposits and treasury, tax and loan accounts.

PLUMAS BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
4.	LOANS AND THE ALLOWANCE FOR LOAN LOSSES
Outstanding loans are summarized below:

	December 31,
	2007	2006

Commercial	$39,584,000	$36,182,000
Agricultural	35,762,000	35,577,000
Real estate — mortgage	128,357,000	116,329,000
Real estate — construction and land development	76,478,000	75,930,000
Installment	72,768,000	90,694,000

	352,949,000	354,712,000

Deferred loan costs, net	564,000	1,182,000
Allowance for loan losses	(4,211,000)	(3,917,000)

	$349,302,000	$351,977,000

Changes in the allowance for loan losses were as follows:

	Year Ended December 31,
	2007	2006	2005

Balance, beginning of year	$3,917,000	$3,256,000	$2,722,000
Provision charged to operations	800,000	1,000,000	1,100,000
Losses charged to allowance	(786,000)	(645,000)	(739,000)
Recoveries	280,000	306,000	173,000

Balance, end of year	$4,211,000	$3,917,000	$3,256,000

The recorded investment in loans that were considered to be impaired totaled $2,618,000 and $972,000 at December 31, 2007 and 2006, respectively. The related allowance for loan losses for impaired loans was $143,000 and $66,000 at December 31, 2007 and 2006, respectively. The average recorded investment in impaired loans for the years ended December 31, 2007, 2006 and 2005 was $1,736,000, $1,201,000 and $1,263,000, respectively. The Company recognized $118,000, $116,000 and $16,000 in interest income on a cash basis for impaired loans during the years ended December 31, 2007, 2006 and 2005, respectively.

PLUMAS BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
4.	LOANS AND THE ALLOWANCE FOR LOAN LOSSES (Continued)
At December 31, 2007 and 2006, nonaccrual loans totaled $2,618,000 and $972,000, respectively. Interest foregone on nonaccrual loans totaled $161,000, $53,000 and $39,000 for the years ended December 31, 2007, 2006 and 2005, respectively.
Salaries and employee benefits totaling $753,000, $1,328,000 and $1,197,000 have been deferred as loan origination costs during the years ended December 31, 2007, 2006 and 2005, respectively.
     Servicing Assets and Interest-Only Strips Receivable
The Company serviced government guaranteed loans for others totaling $5,300,000, $4,622,000 and 4,251,000 as of December 31, 2007, 2006 and 2005, respectively.
A summary of the related servicing assets and interest-only strips receivable are as follows:

	Year Ended December 31,
Servicing Assets:	2007	2006	2005

Balance at beginning of year	$69,000	$97,000	$106,000
Increase from loan sales	24,000	15,000	3,000
Amortization charged to income	(17,000)	(43,000)	(12,000)

Balance at end of year	$76,000	$69,000	$97,000

Interest-Only Strips Receivable:	2007	2006	2005

Balance at beginning of year	$238,000	$326,000	$356,000
Increase from loan sales	68,000	67,000	10,000
Amortization charged to income	(59,000)	(155,000)	(40,000)

Balance at end of year	$247,000	$238,000	$326,000

At December 31, 2007, 2006, and 2005, the Company had interest-only strips of $247,000, $238,000, and $326,000, respectively, which approximates fair value. There were no significant gains or losses recognized on the interest-only strips for the years ended December 31, 2007, 2006 and 2005.

PLUMAS BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
5.	PREMISES AND EQUIPMENT
Premises and equipment consisted of the following:

	December 31,
	2007	2006

Land	$2,397,000	$2,372,000
Premises	12,621,000	12,142,000
Furniture, equipment and leasehold improvements	8,723,000	8,799,000
Construction in progress	309,000	247,000

	24,050,000	23,560,000

Less accumulated depreciation and amortization	(9,384,000)	(8,370,000)

	$14,666,000	$15,190,000

Depreciation and amortization included in occupancy and equipment expense totaled $1,897,000, $1,870,000 and $1,775,000 for the years ended December 31, 2007, 2006 and 2005, respectively.
6.	DEPOSITS
Interest-bearing deposits consisted of the following:

	December 31,
	2007	2006

Interest-bearing demand deposits	$74,811,000	$81,011,000
Money market	32,149,000	44,082,000
Savings	45,343,000	54,866,000
Time, $100,000 or more	51,588,000	38,863,000
Other time	76,809,000	61,890,000

	$280,700,000	$280,712,000

PLUMAS BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
6.	DEPOSITS (Continued)
At December 31, 2007, the scheduled maturities of time deposits were as follows:

Year Ending
December 31,

2008	$118,055,000
2009	6,382,000
2010	2,574,000
2011	947,000
2012	296,000
Thereafter	143,000

$128,397,000

At December 31, 2007, the contractual maturities of time deposits with a denomination of $100,000 and over were as follows: $29,369,000 in 3 months or less, $12,001,000 over 3 months through 6 months, $7,206,000 over 6 months through 12 months, and $3,012,000 thousand over 12 months.
Deposit overdrafts reclassified as loan balances were $822,000 and $474,000 at December 31, 2007 and 2006, respectively.
7.	SHORT-TERM BORROWING ARRANGEMENTS
The Company has unsecured short-term borrowing arrangements with two of its correspondent banks in the amounts of $10,000,000 and $5,000,000. The Company can also borrow up to $96,913,000 from the Federal Home Loan Bank (“FHLB”) secured by commercial and residential mortgage loans with carrying values totaling $217,562,000. These FHLB advances are normally made for one day periods but can be for longer periods. Short-term borrowings at December 31, 2007 and 2006 consisted of $7,500,000 and $20,000,000, respectively, in one day FHLB advances. The weighted average rate on these borrowings at December 31, 2007 and 2006 were 3.30% and 5.34%, respectively.
8.	JUNIOR SUBORDINATED DEFERRABLE INTEREST DEBENTURES
Plumas Statutory Trust I and II are Connecticut business trusts formed by the Company with capital of $247,000 and $140,000, respectively, for the sole purpose of issuing trust preferred securities fully and unconditionally guaranteed by the Company. Under applicable regulatory guidance, the amount of trust preferred securities that is eligible as Tier 1 capital is limited to twenty-five percent of the Company’s Tier 1 capital, as defined, on a pro forma basis. At December 31, 2007, all of the trust preferred securities that have been issued qualify as Tier 1 capital.
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

Trust I’s Subordinated Debentures mature on September 26, 2032, bear a current interest rate of 8.26% (based on 3-month LIBOR plus 3.40%), with repricing and payments due quarterly. Trust II’s Subordinated Debentures mature on September 28, 2035, bear a current interest rate of 6.47% (based on 3-month LIBOR plus 1.48%), with repricing and payments due quarterly. The Subordinated Debentures are redeemable by the Company, subject to receipt by the Company of prior approval from the Federal Reserve Board of Governors, on any quarterly anniversary date on or after the 5-year anniversary date of the issuance. The redemption price is par plus accrued and unpaid interest, except in the case of redemption under a special event which is defined in the debenture. The Trust Preferred Securities are subject to mandatory redemption to the extent of any early redemption of the Subordinated Debentures and upon maturity of the Subordinated Debentures on September 26, 2032 for Trust I and September 28, 2035 for Trust II.

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

Interest expense recognized by the Company for the years ended December 31, 2007, 2006 and 2005 related to the subordinated debentures was $835,000, $810,000 and $479,000, respectively. The amount of deferred costs at December 31, 2007 and 2006 was $149,000 and $155,000, respectively. The amortization of the deferred costs was $6,000 for each of the years ended December 31, 2007, 2006 and 2005.

PLUMAS BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
9.	COMMITMENTS AND CONTINGENCIES
     Leases
The Company has commitments for leasing premises under the terms of noncancelable operating leases expiring from 2009 to 2018. Future minimum lease payments are as follows:

Year Ending
December 31,

2008	$285,000
2009	312,000
2010	286,000
2011	262,000
2012	262,000
Thereafter	914,000

$2,321,000

Rental expense included in occupancy and equipment expense totaled $209,000, $221,000 and $242,000 for the years ended December 31, 2007, 2006 and 2005, respectively.
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
The following financial instruments represent off-balance-sheet credit risk:

	December 31,
	2007	2006

Commitments to extend credit	$96,867,000	$101,759,000
Letters of credit	$655,000	$564,000
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
Letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loans to customers. The fair value of the liability related to these letters of credit, which represents the fees received for issuing the guarantees, was not significant at December 31, 2007 and 2006. The Company recognizes these fees as revenues over the term of the commitment or when the commitment is used.
At December 31, 2007, consumer loan commitments represent approximately 11% of total commitments and are generally unsecured. Commercial and agricultural loan commitments represent approximately 33% of total commitments and are generally secured by various assets of the borrower. Real estate loan commitments, including consumer home equity lines of credit, represent the remaining 56% of total commitments and are generally secured by property with a loan-to-value ratio not to exceed 80%. In addition, the majority of the Company’s commitments have variable interest rates.
     Concentrations of Credit Risk
The Company grants real estate mortgage, real estate construction, commercial, agricultural and consumer loans to customers throughout Plumas, Nevada, Placer, Lassen, Sierra, Shasta and Modoc counties in California and Washoe county in Northern Nevada.
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
Dividends from the Bank to the Company are restricted under California law to the lesser of the Bank’s retained earnings or the Bank’s net income for the latest three fiscal years, less dividends previously declared during that period, or, with the approval of the Department of Financial Institutions, to the greater of the retained earnings of the Bank, the net income of the Bank for its last fiscal year, or the net income of the Bank for its current fiscal year. As of December 31, 2007, the maximum amount available for dividend distribution under this restriction was approximately $11,407,000. In addition the Company’s ability to pay dividends is subject to certain covenants contained in the indentures relating to the Trust Preferred Securities issued by the business trusts (see Note 8).

PLUMAS BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
10.	SHAREHOLDERS’ EQUITY (Continued)
     Earnings Per Share
A reconciliation of the numerators and denominators of the basic and diluted earnings per share computations is as follows:

		Weighted
		Average
		Number of
	Net	Shares	Per Share
For the Year Ended	Income	Outstanding	Amount

December 31, 2007
Basic earnings per share	$4,223,000	4,963,192	$0.85

Effect of dilutive stock options		41,957

Diluted earnings per share	$4,223,000	5,005,149	$0.84

December 31, 2006
Basic earnings per share	$5,202,000	5,001,389	$1.04

Effect of dilutive stock options		83,532

Diluted earnings per share	$5,202,000	5,084,921	$1.02

December 31, 2005
Basic earnings per share	$4,528,000	4,946,026	$0.92

Effect of dilutive stock options		150,700

Diluted earnings per share	$4,528,000	5,096,726	$0.89

Shares of common stock issuable under stock options for which the exercise prices were greater than the average market prices were not included in the computation of diluted earnings per share due to their antidilutive effect. Stock options not included in the computation of diluted earnings per share were 215,000 and 12,500 for the years ended December 31, 2007 and 2006, respectively. For the year ending December 31, 2005, all stock options were dilutive and therefore included in the computation of diluted earnings per share.

PLUMAS BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
10.	SHAREHOLDERS’ EQUITY (Continued)
     Stock Options
In 2001 and 1991, the Company established Stock Option Plans for which 886,661 shares of common stock remain reserved for issuance to employees and directors and 490,889 shares are available for future grants under incentive and nonstatutory agreements as of December 31, 2007. The Plans require that the option price may not be less than the fair market value of the stock at the date the option is granted, and that the stock must be paid in full at the time the option is exercised. Payment in full for the option price must be made in cash or with Company common stock previously acquired by the optionee and held by the optionee for a period of at least six months. The Plans do not provide for the settlement of awards in cash and new shares are issued upon option exercise. The options expire on dates determined by the Board of Directors, but not later than ten years from the date of grant. Upon grant, options vest ratably over a three to five year period. A summary of the combined activity within the Plans follows:

			Weighted
		Weighted	Average
		Average	Remaining	Intrinsic
		Exercise	Contractual	Value
	Shares	Price	Term	(in thousands)

Options outstanding at January 1, 2005	460,069	$10.06
Options granted	7,500	18.97
Options exercised	(82,608)	6.11
Options cancelled	(28,985)	13.26

Options outstanding at December 31, 2005	355,976	$10.90
Options granted	7,500	17.52
Options exercised	(67,806)	8.41
Options cancelled	(4,756)	12.68

Options outstanding at December 31, 2006	290,914	$11.62
Options granted	155,700	16.37
Options exercised	(19,292)	7.47
Options cancelled	(31,550)	15.69

Options outstanding at December 31, 2007	395,772	$13.37	6.1	$607

Options exercisable at December 31, 2007	207,558	$11.10	5.3	$592
Expected to vest after December 31, 2007	188,214	$15.87	7.1	$15

PLUMAS BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
10.	SHAREHOLDERS’ EQUITY (Continued)
      Stock Options (Continued)
As of December 31, 2007, there was $651,000 of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the 2001 Plan. That cost is expected to be recognized over a weighted average period of 2.9 years.
The total fair value of options vested was $129,000 for the year ended December 31, 2007.The total intrinsic value of options at time of exercise was $132,000, $616,000 and $947,000 for the years ended December 31, 2007, 2006, and 2005, respectively.
Cash received from option exercise for the years ended December 31, 2007, 2006, and 2005, was $74,000, $181,000 and $372,000, respectively. The tax benefit realized for the tax deductions from option exercise totaled $11,000, $61,000 and $35,000, respectively, for the years ended December 31, 2007, 2006, and 2005.
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
Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios of total and Tier 1 capital to risk-weighted assets and of Tier 1 capital to average assets. Each of these components is defined in the regulations. Management believes that the Company and the Bank met all their capital adequacy requirements as of December 31, 2007 and 2006.
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

PLUMAS BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
10.	SHAREHOLDERS’ EQUITY (Continued)
      Regulatory Capital (Continued)

	December 31,
	2007		2006
	Amount	Ratio	Amount	Ratio
Leverage Ratio

Plumas Bancorp and Subsidiary	$46,209,000	10.0%	$45,206,000	9.5%
Minimum regulatory requirement	$18,439,000	4.0%	$18,955,000	4.0%

Plumas Bank	$45,415,000	9.9%	$44,094,000	9.3%
Minimum requirement for “Well- Capitalized” institution	$23,024,000	5.0%	$23,669,000	5.0%
Minimum regulatory requirement	$18,419,000	4.0%	$18,935,000	4.0%

Tier 1 Risk-Based Capital Ratio

Plumas Bancorp and Subsidiary	$46,209,000	11.6%	$45,206,000	10.9%
Minimum regulatory requirement	$15,881,000	4.0%	$16,610,000	4.0%

Plumas Bank	$45,415,000	11.5%	$44,094,000	10.6%
Minimum requirement for “Well- Capitalized” institution	$23,790,000	6.0%	$24,885,000	6.0%
Minimum regulatory requirement	$15,860,000	4.0%	$16,590,000	4.0%

Total Risk-Based Capital Ratio

Plumas Bancorp and Subsidiary	$50,475,000	12.7%	$49,123,000	11.8%
Minimum regulatory requirement	$31,763,000	8.0%	$33,221,000	8.0%

Plumas Bank	$49,681,000	12.5%	$48,011,000	11.6%
Minimum requirement for “Well- Capitalized” institution	$39,651,000	10.0%	$41,475,000	10.0%
Minimum regulatory requirement	$31,720,000	8.0%	$33,180,000	8.0%
      Share Repurchase Plan
On January 22, 2007 the Board of Directors approved a stock repurchase plan authorizing the purchase of up to 250,000 shares of the Company’s common stock, or approximately 5% of the outstanding shares as of that date. The repurchase plan was authorized through December 31, 2007. During 2007 the Company repurchased 168,737 shares at an average price of $14.22 for a total cost of $2,400,000.
On December 20, 2007 the Company announced that for 2008 the Board of Directors authorized a common stock repurchase plan for up to 244,000 shares, or 5% of the Company’s shares outstanding on December 20, 2007. The repurchase plan is authorized through December 31, 2008, but may be suspended, terminated, modified or cancelled by the Board of Directors at any time.

PLUMAS BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
11.	OTHER EXPENSES

Other expenses consisted of the following:

	Year Ended December 31,
	2007	2006	2005

Professional fees	$738,000	$780,000	$865,000
Outside service fees	671,000	591,000	700,000
Business development	530,000	555,000	494,000
Advertising and promotion	520,000	552,000	467,000
Telephone and data communications	362,000	374,000	366,000
Director compensation and retirement	349,000	370,000	288,000
Core deposit intangible amortization	301,000	301,000	301,000
Armored car and courier	279,000	270,000	337,000
Stationery and supplies	278,000	282,000	336,000
Postage	242,000	249,000	258,000
Loan expenses	192,000	139,000	114,000
Insurance	177,000	173,000	206,000
Other operating expenses	280,000	288,000	233,000

	$4,919,000	$4,924,000	$4,965,000

12.	INCOME TAXES

The provision for income taxes for the years ended December 31, 2007, 2006 and 2005 consisted of the following:

	Federal	State	Total
2007

Current	$2,374,000	$915,000	$3,289,000
Deferred	(587,000)	(200,000)	(787,000)

Provision for income taxes	$1,787,000	$715,000	$2,502,000

2006

Current	$2,736,000	$916,000	$3,652,000
Deferred	(434,000)	(22,000)	(456,000)

Provision for income taxes	$2,302,000	$894,000	$3,196,000

2005

Current	$1,809,000	$757,000	$2,566,000
Deferred	44,000	(10,000)	34,000

Provision for income taxes	$1,853,000	$747,000	$2,600,000

PLUMAS BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
12.	INCOME TAXES (Continued)

Deferred tax assets (liabilities) consisted of the following:

	December 31,
	2007	2006
Deferred tax assets:

Allowance for loan losses	$1,586,000	$1,431,000
Future benefit of state income tax deduction	160,000	246,000
Deferred compensation	1,668,000	1,441,000
Core deposit premium	297,000	254,000
Unrealized loss on available-for-sale investment securities	75,000	486,000
Other	71,000	46,000

Total deferred tax assets	3,857,000	3,904,000

	December 31,
	2007	2006
Deferred tax liabilities:

Prepaid costs	$(139,000)	$(80,000)
Deferred loan costs	(1,085,000)	(1,421,000)
Premises and equipment	(353,000)	(535,000)
Other	(161,000)	(123,000)

Total deferred tax liabilities	(1,738,000)	(2,159,000)

Net deferred tax assets	$2,119,000	$1,745,000

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
The provision for income taxes differs from amounts computed by applying the statutory Federal income tax rate to operating income before income taxes. The significant items comprising these differences consisted of the following:

	2007	2006	2005

Federal income tax, at statutory rate	34.0%	34.0%	34.0%
State franchise tax, net of Federal tax effect	7.0%	7.0%	6.9%
Interest on obligations of states and political subdivisions	(3.2)%	(2.3)%	(2.8)%
Net increase in cash surrender value of bank owned life insurance	(1.7)%	(1.3)%	(1.4)%
Other	1.1%	0.7%	(0.2)%

Effective tax rate	37.2%	38.1%	36.5%

PLUMAS BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
12.	INCOME TAXES (Continued)

The Company and its subsidiary file income tax returns in the U.S. federal and California jurisdictions. The Company conducts all of its business activities in the States of California and Nevada. There are currently no pending U.S. federal, state, and local income tax or non-U.S. income tax examinations by tax authorities.

With few exceptions, the Company is no longer subject to tax examinations by U.S. Federal taxing authorities for years ended before December 31, 2004, and by state and local taxing authorities for years ended before December 31, 2003.

The unrecognized tax benefits and the interest and penalties accrued by the Company as of December 31, 2007 were not significant.
13.	RELATED PARTY TRANSACTIONS

During the normal course of business, the Company enters into transactions with related parties, including executive officers and directors. These transactions include borrowings with substantially the same terms, including rates and collateral, as loans to unrelated parties. The following is a summary of the aggregate activity involving related party borrowers during 2007:

Balance, January 1, 2007	$2,728,000

Disbursements	334,000
Amounts repaid	(199,000)
Other	(2,113,000)

Balance, December 31, 2007	$750,000

Undisbursed commitments to related parties, December 31, 2007	$1,843,000

Other represents loans to a former director who is no longer considered a related party.
14.	EMPLOYEE BENEFIT PLANS
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
      Profit Sharing Plan (Continued)
During the years ended December 31, 2007, 2006 and 2005, the Company’s contribution totaled $205,000, $195,000 and $189,000, respectively.
      Salary Continuation and Retirement Agreements
Salary continuation and retirement agreements are in place for five key executives and members of the Board of Directors. Under these agreements, the directors and executives will receive monthly payments for twelve to fifteen years, respectively, after retirement. These benefits are substantially equivalent to those available under split-dollar life insurance policies purchased by the Bank on the lives of the directors and executives. In addition, the estimated present value of these future benefits is accrued over the period from the effective dates of the agreements until the participants’ expected retirement dates based on a discount rate of 6.00%. The expense recognized under these plans for the years ended December 31, 2007, 2006 and 2005 totaled $580,000, $331,000 and $558,000, respectively. Accrued compensation payable under the salary continuation plan totaled $3,265,000 and $2,822,000 at December 31, 2007 and 2006, respectively.
In connection with these agreements, the Bank purchased single premium life insurance policies with cash surrender values totaling $9,428,000 and $9,449,000 at December 31, 2007 and 2006, respectively. Income earned on these policies, net of expenses, totaled $335,000, $319,000 and $287,000 for the years ended December 31, 2007, 2006 and 2005, respectively. Additionally, in December 2007 the Company recorded a gain of $63,000 related to death benefits on a former director. Income earned on these policies is not subject to Federal and State income tax.
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

PLUMAS BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
15.	COMPREHENSIVE INCOME (Continued)

At December 31, 2007, 2006 and 2005, the Company held securities classified as available-for-sale which had unrealized (losses) gains as follows:

		Tax
	Before	Benefit	After
	Tax	(Expense)	Tax

For the Year Ended December 31, 2007

Total other comprehensive income:

Unrealized holding gains	$996,000	$(411,000)	$585,000

For the Year Ended December 31, 2006

Total other comprehensive income:

Unrealized holding gains	$679,000	$(280,000)	$399,000

For the Year Ended December 31, 2005

Other comprehensive loss:

Unrealized holding losses	$(1,027,000)	$423,000	$(604,000)
Reclassification adjustment for losses included in net income	(8,000)	3,000	(5,000)

Total other comprehensive loss	$(1,019,000)	$420,000	$(599,000)

16.	DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS

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

The following methods and assumptions were used by management to estimate the fair value of its financial instruments at December 31, 2007 and 2006:

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

PLUMAS BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
16.	DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS (Continued)

The estimated fair values of the Company’s financial instruments are as follows:

	December 31, 2007		December 31, 2006
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Financial assets:
Cash and cash equivalents	$13,207,000	$13,207,000	$11,293,000	$11,293,000
Investment securities	55,292,000	55,367,000	74,795,000	74,841,000
Loans	349,302,000	348,672,000	351,977,000	350,721,000
Cash surrender value of life insurance policies	9,428,000	9,428,000	9,449,000	9,449,000
Accrued interest receivable	2,619,000	2,619,000	2,784,000	2,784,000

Financial liabilities:
Deposits	$391,940,000	$391,975,000	$402,176,000	$402,326,000
Short-term borrowings	7,500,000	7,500,000	20,000,000	20,000,000
Junior subordinated deferrable interest debentures	10,310,000	9,314,000	10,310,000	10,392,000
Accrued interest payable	927,000	927,000	556,000	556,000
17.	INTANGIBLE ASSETS

During 2003, the Company acquired certain assets and liabilities of five branches from another bank. Upon acquisition, premises and equipment were valued at fair value and a core deposit premium was recorded as an intangible asset. This core deposit premium, along with core deposit premiums from previous acquisitions, is amortized using the straight-line method over ten years. Annually, the intangible asset is analyzed for impairment. At December 31, 2007, 2006 and 2005, no impairment of the intangible asset has been recognized in the consolidated financial statements. Amortization expense totaled $301,000 for each of the years ended December 31, 2007, 2006 and 2005.

The gross carrying amount of intangible assets and accumulated amortization was:

	December 31, 2007		December 31, 2006
	Gross Carrying	Accumulated	Gross Carrying	Accumulated
	Amount	Amortization	Amount	Amortization
Core Deposit Intangibles	$2,983,000	$1,946,000	$2,983,000	$1,646,000
The estimated remaining intangible amortization is as follows:

Year Ending
December 31,

2008	$216,000
2009	173,000
2010	173,000
2011	173,000
2012	173,000
2013	129,000

$1,037,000

PLUMAS BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
18. PARENT ONLY CONDENSED FINANCIAL STATEMENTS
CONDENSED BALANCE SHEET
December 31, 2007 and 2006

	2007	2006

ASSETS

Cash and cash equivalents	$698,000	$857,000
Investment in bank subsidiary	46,345,000	44,740,000
Other assets	541,000	650,000

Total assets	$47,584,000	$46,247,000

LIABILITIES AND SHAREHOLDERS’ EQUITY

Other liabilities	$135,000	$85,000
Junior subordinated deferrable interest debentures	10,310,000	10,310,000

Total liabilities	10,445,000	10,395,000

Shareholders’ equity:
Common stock	5,042,000	4,828,000
Retained earnings	32,204,000	31,716,000
Accumulated other comprehensive loss	(107,000)	(692,000)

Total shareholders’ equity	37,139,000	35,852,000

Total liabilities and shareholders’ equity	$47,584,000	$46,247,000

CONDENSED STATEMENT OF INCOME
For the Years Ended December 31, 2007, 2006 and 2005

	2007	2006	2005

Income:
Dividends declared by bank subsidiary	$4,300,000		$840,000
Earnings from investment in Plumas Statutory Trusts I and II	18,000	$24,000	14,000

Total income	4,318,000	24,000	854,000

Expenses:
Interest on junior subordinated deferrable interest debentures	835,000	810,000	479,000
Other expenses	765,000	793,000	611,000

Total expenses	1,600,000	1,603,000	1,090,000

Income (loss) before equity in undistributed income of subsidiary	2,718,000	(1,579,000)	(236,000)

Equity in undistributed income of subsidiary	896,000	6,183,000	4,328,000

Income before income taxes	3,614,000	4,604,000	4,092,000
Income tax benefit	609,000	598,000	436,000

Net income	$4,223,000	$5,202,000	$4,528,000

PLUMAS BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
18. PARENT ONLY CONDENSED FINANCIAL STATEMENTS (Continued)
CONDENSED STATEMENT OF CASH FLOWS
For the Years Ended December 31, 2007, 2006 and 2005

	2007	2006	2005
Cash flows from operating activities:
Net income	$4,223,000	$5,202,000	$4,528,000
Adjustments to reconcile net income to net cash provided by operating activities:
Undistributed net income of subsidiary	(896,000)	(6,183,000)	(4,328,000)
Excess tax benefits from stock-based compensation	(9,000)	(61,000)
Stock-based compensation expense	164,000	174,000
Decrease (increase) in other assets	118,000	185,000	(127,000)
Increase in other liabilities	50,000	69,000	11,000

Net cash provided by (used in) operating activities	3,650,000	(492,000)	84,000

Cash flows from investing activities:
Investment in bank subsidiary			(1,000,000)
Investment in Plumas Statutory Trust II			(124,000)

Net cash used in investing activities	—	—	(1,124,000)

Cash flows from financing activities:
Proceeds from the issuance of junior sub- ordinated deferrable interest debentures			4,124,000
Payment of cash dividends	(1,491,000)	(1,302,000)	(1,082,000)
Proceeds from the exercise of stock options	73,000	181,000	407,000
Excess tax benefits from stock-based compensation	9,000	61,000
Repurchase and retirement of common stock	(2,400,000)
Cash paid for fractional shares			(8,000)

Net cash (used in) provided by financing activities	(3,809,000)	(1,060,000)	3,441,000

(Decrease) increase in cash and cash equivalents	(159,000)	(1,552,000)	2,401,000
Cash and cash equivalents at beginning of year	857,000	2,409,000	8,000

Cash and cash equivalents at end of year	$698,000	$857,000	$2,409,000

Non-cash investing activities:
Net change in unrealized gain (loss) on investment securities available-for-sale	$585,000	$399,000	$(599,000)

Non-cash financing activities:
Common stock retired in connection with the exercise of stock options	$70,000	$417,000	$105,000

Tax benefit from stock options exercised	$9,000	$61,000

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
     Management, including the undersigned Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of our internal control over financial reporting presented in conformity with accounting principles generally accepted in the United States of America as of December 31, 2007. In conducting its assessment, management used the criteria issued by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control — Integrated Framework. Based on this assessment, management concluded that, as of December 31, 2007, our internal control over financial reporting was effective based on those criteria.
     The effectiveness of our internal control over financial reporting as of December 31, 2007, has been audited by Perry-Smith LLP an independent registered public accounting firm, as stated in their report appearing on page 50, which expresses unqualified opinions on our internal control over financial reporting as of December 31, 2007.

/s/ D. N. BIDDLE
Mr. Douglas N. Biddle
President and Chief Executive Officer

/s/ ANDREW RYBACK
Mr. Andrew J. Ryback
Executive Vice President and Chief Financial Officer

Dated March 14, 2008

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors
Plumas Bancorp and Subsidiary
          We have audited Plumas Bancorp and subsidiary (the “Company”) internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO criteria”). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Report of Management on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
          We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
(Continued)
          In our opinion, Plumas Bancorp and subsidiary maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on the COSO criteria.
          We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Plumas Bancorp and subsidiary as of December 31, 2007 and 2006, and the related consolidated statements of income, changes in shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2007 and our report dated March 14, 2008 expressed an unqualified opinion.
/s/ PERRY-SMITH LLP
Sacramento, California
March 14, 2008
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
PART IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a)	Exhibits

The following documents are included or incorporated by reference in this Annual Report on Form 10K.

3.1	Articles of Incorporation as amended of Registrant included as exhibit 3.1 to the Registrant’s Form S-4, File No. 333-84534, which is incorporated by reference herein.

3.2	Bylaws of Registrant included as exhibit 3.2 to the Registrant’s Form S-4, File No. 333-84534, which is incorporated by reference herein.

3.3	Amendment of the Articles of Incorporation of Registrant dated November 1, 2002, is included as exhibit 3.3 to the Registrant’s 10-Q for September 30, 2005, which is incorporated by this reference herein.

3.4	Amendment of the Articles of Incorporation of Registrant dated August 17, 2005, is included as exhibit 3.4 to the Registrant’s 10-Q for September 30, 2005, which is incorporated by this reference herein.

4	Specimen form of certificate for Plumas Bancorp included as exhibit 4 to the Registrant’s Form S-4, File No. 333-84534, which is incorporated by reference herein.

10.1	Executive Salary Continuation Agreement of Andrew J. Ryback dated August 23, 2005, is included as Exhibit 10.1 to the Registrant’s 8-K filed on October 17, 2005, which is incorporated by this reference herein.

10.2	Split Dollar Agreement of Andrew J. Ryback dated August 23, 2005, is included as Exhibit 10.2 to the Registrant’s 8-K filed on October 17, 2005, which is incorporated by this reference herein.

10.5	Employment Agreement of Douglas N. Biddle dated January 1, 2006 is included as Exhibit 10.5 to the Registrant’s 8-K filed on March 15, 2006, which is incorporated by this reference herein.

10.6	Executive Salary Continuation Agreement as amended of Douglas N. Biddle dated June 2, 1994, is included as Exhibit 10.6 to the Registrant’s 10-QSB for June 30, 2002, which is incorporated by this reference herein.

10.7	Split Dollar Agreements of Douglas N. Biddle dated January 24, 2002, is included as Exhibit 10.7 to the Registrant’s 10-QSB for June 30, 2002, which is incorporated by this reference herein.

10.8	Director Retirement Agreement of John Flournoy dated March 21, 2007, is included as Exhibit 10.8 to Registrant’s 10-Q for March 31, 2007, which is incorporated by this reference herein.

10.9	Executive Salary Continuation Agreement as amended of Dennis C. Irvine dated June 2, 1994, is included as Exhibit 10.9 to the Registrant’s 10-QSB for June 30, 2002, which is incorporated by this reference herein.

10.10	Split Dollar Agreements of Dennis C. Irvine dated January 24, 2002, is included as Exhibit 10.10 to the Registrant’s 10-QSB for June 30, 2002, which is incorporated by this reference herein.

10.11	First Amendment to Executive Salary Continuation Agreement of Robert T. Herr dated September 15, 2004, is included as Exhibit 10.11 to the Registrant’s 8-K filed on September 17, 2004, which is incorporated by this reference herein.

10.13	Deferred Fee Agreement as amended of Jerry V. Kehr dated August 19, 1998, is included as Exhibit 10.13 to the Registrant’s 10-QSB for June 30, 2002, which is incorporated by this reference herein.

10.14	Amended and Restated Director Retirement Agreement of Jerry V. Kehr dated April 28, 2000, is included as Exhibit 10.14 to the Registrant’s 10-QSB for June 30, 2002, which is incorporated by this reference herein.

10.15	Consulting Agreement of Jerry V. Kehr dated May 10, 2000, is included as Exhibit 10.15 to the Registrant’s 10-QSB for June 30, 2002, which is incorporated by this reference herein.

10.16	Deferred Fee Agreement of Jerry V. Kehr dated December 21, 2005 is included as Exhibit 10.16 to the Registrant’s 8-K filed on March 15, 2006, which is incorporated by this reference herein.

10.18	Amended and Restated Director Retirement Agreement of Daniel E. West dated May 10, 2000, is included as Exhibit 10.18 to the Registrant’s 10-QSB for June 30, 2002, which is incorporated by this reference herein.

10.19	Consulting Agreement of Daniel E. West dated May 10, 2000, is included as Exhibit 10.19 to the Registrant’s 10-QSB for June 30, 2002, which is incorporated by this reference herein.

10.20	Split Dollar Agreements of Robert T. Herr dated September 15, 2004, is included as Exhibit 10.20 to the Registrant’s 8-K filed on September 17, 2004, which is incorporated by this reference herein.

10.21	Amended and Restated Director Retirement Agreement of Alvin G. Blickenstaff dated April 19, 2000, is included as Exhibit 10.21 to the Registrant’s 10-QSB for June 30, 2002, which is incorporated by this reference herein.

10.22	Consulting Agreement of Alvin G. Blickenstaff dated May 8, 2000, is included as Exhibit 10.22 to the Registrant’s 10-QSB for June 30, 2002, which is incorporated by this reference herein.

10.24	Amended and Restated Director Retirement Agreement of Gerald W. Fletcher dated May 10, 2000, is included as Exhibit 10.24 to the Registrant’s 10-QSB for June 30, 2002, which is incorporated by this reference herein.

10.25	Consulting Agreement of Gerald W. Fletcher dated May 10, 2000, is included as Exhibit 10.25 to the Registrant’s 10-QSB for June 30, 2002, which is incorporated by this reference herein.

10.27	Amended and Restated Director Retirement Agreement of Arthur C. Grohs dated May 9, 2000, is included as Exhibit 10.27 to the Registrant’s 10-QSB for June 30, 2002, which is incorporated by this reference herein.

10.28	Consulting Agreement of Arthur C. Grohs dated May 9, 2000, is included as Exhibit 10.28 to the Registrant’s 10-QSB for June 30, 2002, which is incorporated by this reference herein.

10.33	Amended and Restated Director Retirement Agreement of Terrance J. Reeson dated April 19, 2000, is included as Exhibit 10.33 to the Registrant’s 10-QSB for June 30, 2002, which is incorporated by this reference herein.

10.34	Consulting Agreement of Terrance J. Reeson dated May 10, 2000, is included as Exhibit 10.34 to the Registrant’s 10-QSB for June 30, 2002, which is incorporated by this reference herein.

10.39	Deferred Fee Agreement of Thomas Watson dated March 3, 2001, is included as Exhibit 10.39 to the Registrant’s 10-QSB for June 30, 2002, which is incorporated by this reference herein.

10.40	2001 Stock Option Plan as amended is included as exhibit 99.1 of the Form S-8 filed July 23, 2002, File No. 333-96957, which is incorporated by this reference herein.

10.41	Form of Indemnification Agreement, is included as Exhibit 10.41 to the Registrant’s 10-QSB for June 30, 2002, which is incorporated by this reference herein.

10.43	Plumas Bank 401(k) Profit Sharing Plan as amended is included as exhibit 99.1 of the Form S-8 filed February 14, 2003, File No. 333-103229, which is incorporated by this reference herein.

10.44	Executive Salary Continuation Agreement of Robert T. Herr dated June 4, 2002, is included as Exhibit 10.44 to the Registrant’s 10-Q for March 31, 2003, which is incorporated by this reference herein.

10.46	1991 Stock Option Plan as amended is included as Exhibit 10.46 to the Registrant’s 10-Q for September 30, 2004, which is incorporated by this reference herein.

10.47	Specimen form of Incentive Stock Option Agreement under the 1991 Stock Option Plan is included as Exhibit 10.47 to the Registrant’s 10-Q for September 30, 2004, which is incorporated by this reference herein.

10.48	Specimen form of Non-Qualified Stock Option Agreement under the 1991 Stock Option Plan is included as Exhibit 10.48 to the Registrant’s 10-Q for September 30, 2004, which is incorporated by this reference herein.

10.49	Amended and Restated Plumas Bancorp Stock Option Plan is included as Exhibit 10.49 to the Registrant’s 10-Q for September 30, 2006, which is incorporated by this reference herein.

10.59	Director Retirement Agreement of Thomas Watson dated May 1, 2003, is included as Exhibit 10.59 to the Registrant’s 10-Q for June 30, 2003, which is incorporated by this reference herein.

10.60	Consulting Agreement of Thomas Watson dated May 1, 2003, is included as Exhibit 10.60 to the Registrant’s 10-Q for June 30, 2003, which is incorporated by this reference herein.

10.62	Deferred Fee Agreement of Thomas Watson dated December 23, 2004, is included as Exhibit 10.62 to the Registrant’s 8-K filed on January 6, 2005, which is incorporated by this reference herein.

10.63	Deferred Fee Agreement of Jerry V. Kehr dated December 24, 2004, is included as Exhibit 10.63 to the Registrant’s 8-K filed on January 6, 2005, which is incorporated by this reference herein.

10.64	First Amendment to the Plumas Bank Amended and Restated Director Retirement Agreement for Alvin Blickenstaff adopted on September 19, 2007, is included as Exhibit 10.64 to the Registrant’s 8-K filed on September 25, 2007, which is incorporated by this reference herein.

10.65	First Amendment to the Plumas Bank Amended and Restated Director Retirement Agreement for Arthur C. Grohs adopted on September 19, 2007, is included as Exhibit 10.65 to the Registrant’s 8-K filed on September 25, 2007, which is incorporated by this reference herein.

10.66	First Amendment to the Plumas Bank Amended and Restated Director Retirement Agreement for Jerry V. Kehr adopted on September 19, 2007, is included as Exhibit 10.66 to the Registrant’s 8-K filed on September 25, 2007, which is incorporated by this reference herein.

10.67	First Amendment to the Plumas Bank Amended and Restated Director Retirement Agreement for Terrance J. Reeson adopted on September 19, 2007, is included as Exhibit 10.67 to the Registrant’s 8-K filed on September 25, 2007, which is incorporated by this reference herein.

10.68	First Amendment to the Plumas Bank Amended and Restated Director Retirement Agreement for Thomas Watson adopted on September 19, 2007, is included as Exhibit 10.68 to the Registrant’s 8-K filed on September 25, 2007, which is incorporated by this reference herein.

10.69	First Amendment to the Plumas Bank Amended and Restated Director Retirement Agreement for Daniel E. West adopted on September 19, 2007, is included as Exhibit 10.69 to the Registrant’s 8-K filed on September 25, 2007, which is incorporated by this reference herein.

10.70	First Amendment to the Plumas Bank Amended and Restated Director Retirement Agreement for Gerald W. Fletcher adopted on October 9, 2007, is included as Exhibit 10.70 to the Registrant’s 10-Q for September 30, 2007, which is incorporated by this reference herein.

11	Computation of per share earnings appears in the attached 10-K under Item 8 Financial Statements — Plumas Bancorp and Subsidiary Notes to Consolidated Financial Statements as Footnote 10 — Shareholders’ Equity.

21.01	Plumas Bank — California.

21.02	Plumas Statutory Trust I — Connecticut.

21.03	Plumas Statutory Trust II — Connecticut.

23	Independent Auditor’s Consent letter dated March 14, 2008.

31.1	Rule 13a-14(a) [Section 302] Certification of Principal Financial Officer dated March 14, 2008.

31.2	Rule 13a-14(a) [Section 302] Certification of Principal Executive Officer dated March 14, 2008.

32.1	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 dated March 14, 2008.

32.2	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 dated March 14, 2008.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
PLUMAS BANCORP
(Registrant)
Date: March 14, 2008

/s/ D. N. BIDDLE
Douglas N. Biddle
President/Chief Executive Officer

/s/ ANDREW RYBACK
Andrew J. Ryback
Executive Vice President/Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

/s/ DANIEL E. WEST	Dated: March 14, 2008

Daniel E. West, Director and Chairman of the Board

/s/ TERRANCE J. REESON	Dated: March 14 , 2008

Terrance J. Reeson, Director and Vice Chairman of the Board

/s/ D. N. BIDDLE	Dated: March 14, 2008

Douglas N. Biddle, Director

/s/ ALVIN G. BLICKENSTAFF	Dated: March 14, 2008

Alvin G. Blickenstaff, Director

/s/ W. E. ELLIOTT	Dated: March 14 , 2008

William E. Elliott, Director

/s/ GERALD W. FLETCHER	Dated: March 14, 2008

Gerald W. Fletcher, Director

/s/ JOHN FLOURNOY	Dated: March 14, 2008

John Flournoy, Director

/s/ ARTHUR C. GROHS	Dated: March 14, 2008

Arthur C. Grohs, Director

/s/ JERRY V. KEHR	Dated: March 14, 2008

Jerry V. Kehr, Director

/s/ THOMAS WATSON	Dated: March 14, 2008

Thomas Watson, Director