Form 10-Q
period 2008-03-31
PLUMAS BANCORP
filed 2008-05-09
CIK 1168455

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED March 31, 2008

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
Yes ☑ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of May 7, 2008 4,822,457 shares

PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
PLUMAS BANCORP
CONDENSED CONSOLIDATED BALANCE SHEET
(Unaudited)
(In thousands, except share data)

	March 31,	December 31,
	2008	2007

Assets
Cash and due from banks	$12,692	$13,207
Federal funds sold	—	—

Cash and cash equivalents	12,692	13,207
Investment securities (fair value of $51,002 at March 31, 2008 and $55,367 at December 31, 2007)	50,692	55,292
Loans, less allowance for loan losses of $4,633 at March 31, 2008 and $4,211 at December 31, 2007 (Notes 3 and 4)	346,327	349,302
Premises and equipment, net	14,639	14,666
Intangible assets, net	962	1,037
Bank owned life insurance	9,510	9,428
Real estate and vehicles acquired through foreclosure	855	537
Accrued interest receivable and other assets	9,260	9,646

Total assets	$444,937	$453,115

Liabilities and Shareholders’ Equity

Deposits:
Non-interest bearing	$107,976	$111,240
Interest bearing	283,012	280,700

Total deposits	390,988	391,940
Short-term borrowings	—	7,500
Accrued interest payable and other liabilities	6,436	6,226
Junior subordinated deferrable interest debentures	10,310	10,310

Total liabilities	407,734	415,976

Commitments and contingencies (Note 4)	—	—

Shareholders’ equity (Notes 5, 7 and 10):
Serial preferred stock, no par value; 10,000,000 shares authorized, none issued	—	—
Common stock, no par value; 22,500,000 shares authorized; issued and outstanding — 4,829,820 shares at March 31, 2008 and 4,869,130 shares at December 31, 2007	5,076	5,042
Retained earnings	31,893	32,204
Accumulated other comprehensive income (loss) (Note 6)	234	(107)

Total shareholders’ equity	37,203	37,139

Total liabilities and shareholders’ equity	$444,937	$453,115

See notes to unaudited condensed consolidated financial statements.

PLUMAS BANCORP
CONDENSED CONSOLIDATED STATEMENT OF INCOME
(Unaudited)
(In thousands, except per share data)

	For the Three Months
	Ended March 31,
	2008	2007
Interest Income:
Interest and fees on loans	$6,224	$6,905
Interest on investment securities:
Taxable	411	519
Exempt from Federal income taxes	127	134
Interest on Federal funds sold	1	2

Total interest income	6,763	7,560

Interest Expense:
Interest on deposits	1,546	1,675
Interest on short-term borrowings	34	186
Interest on junior subordinated deferrable interest debentures	191	206
Other	4	6

Total interest expense	1,775	2,073

Net interest income before provision for loan losses	4,988	5,487
Provision for Loan Losses	520	250

Net interest income after provision for loan losses	4,468	5,237
Non-Interest Income:
Service charges	953	855
Earnings on Bank owned life insurance policies	103	102
Other	270	314

Total non-interest income	1,326	1,271

Non-Interest Expenses:
Salaries and employee benefits	2,756	2,828
Occupancy and equipment	959	910
Other	1,221	1,270

Total non-interest expenses	4,936	5,008

Income before provision for income taxes	858	1,500
Provision for Income Taxes	282	552

Net income	$576	$948

Basic earnings per share (Note 5)	$0.12	$0.19

Diluted earnings per share (Note 5)	$0.12	$0.19

See notes to unaudited condensed consolidated financial statements.

PLUMAS BANCORP
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited)
(In thousands)

	For the Three Months
	Ended March 31,
	2008	2007
Cash Flows from Operating Activities:
Net income	$576	$948
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	520	250
Change in deferred loan origination costs/fees, net	76	69
Depreciation and amortization	528	564
Stock-based compensation expense	69	53
Amortization of investment security premiums	16	59
Accretion of investment security discounts	(16)	(16)
Net loss on disposal/sale of premises and equipment	—	27
Net gain on sale of other vehicles owned	—	(20)
Earnings on bank-owned life insurance policies	(82)	(82)
Write-down of other real estate to market value	25	—
Decrease (increase) in accrued interest receivable and other assets	58	(419)
(Decrease) increase in accrued interest payable and other liabilities	(210)	278

Net cash provided by operating activities	1,560	1,711

Cash Flows from Investing Activities:
Proceeds from matured and called available-for-sale investment securities	4,500	7,375
Proceeds from matured and called held-to-maturity investment securities	—	26
Purchases of held-to-maturity investment securities	—	—
Proceeds from principal repayments from available-for-sale government-guaranteed mortgage-backed securities	681	755
Net decrease (increase) in loans	1,896	(5,921)
Proceeds from sale of other vehicles	140	89
Purchase of premises and equipment	(338)	(382)

Net cash provided by investing activities	6,879	1,942

Continued on next page.

PLUMAS BANCORP
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited)
(In thousands)
(Continued)

	For the Three Months
	Ended March 31,
	2008	2007
Cash Flows from Financing Activities:
Net increase (decrease) in demand, interest bearing and savings deposits	$5,781	$(11,813)
Net (decrease) increase in time deposits	(6,733)	14,997
Net decrease in short-term borrowings	(7,500)	(5,200)
Net proceeds from exercise of stock options	3	17
Repurchase and retirement of common stock	(505)	(490)

Net cash used in financing activities	(8,954)	(2,489)

(Decrease) increase in cash and cash equivalents	(515)	1,164
Cash and Cash Equivalents at Beginning of Year	13,207	11,293

Cash and Cash Equivalents at End of Period	$12,692	$12,457

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:
Interest expense	$1,940	$1,809
Income taxes	$—	$75

Non-Cash Investing Activities:
Real estate and vehicles acquired through foreclosure	$483	$94
Net change in unrealized gain/loss on available-for-sale securities	$341	$149

Non-Cash Financing Activities:
Common stock retired in connection with the exercise of stock options	$—	$49
Cumulative effect of adopting EITF 06-04	$420	$—
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
The Bank operates thirteen branches in California, including branches in Alturas, Chester, Fall River Mills, Greenville, Kings Beach, Loyalton, Portola, Quincy, Redding, Susanville, Tahoe City, Truckee and Westwood. In addition to its branch network, the Bank operates a commercial lending office in Reno, Nevada and a lending office specializing in government-guaranteed lending in Auburn, California. The Bank’s deposits are insured by the Federal Deposit Insurance Corporation (FDIC) up to applicable legal limits. The Bank’s primary source of revenue is interest and fee income generated from providing loans to customers who are predominately small and middle market businesses and individuals residing in the surrounding areas.
2. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
The condensed consolidated financial statements include the accounts of the Company and the accounts of its wholly-owned subsidiary, Plumas Bank. Plumas Statutory Trust I and Plumas Statutory Trust II are not consolidated into the Company’s consolidated financial statements and, accordingly, are accounted for under the equity method. In the opinion of management, the unaudited condensed consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the Company’s financial position at March 31, 2008 and December 31, 2007 and its results of operations and cash flows for the three-month periods ended March 31, 2008 and 2007. Certain reclassifications have been made to prior period’s balances to conform to classifications used in 2008.
The unaudited condensed consolidated financial statements of the Company have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim reporting on Form 10-Q. Accordingly, certain disclosures normally presented in the notes to the annual consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted. The Company believes that the disclosures are adequate to make the information not misleading. These interim financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s 2007 Annual Report to Shareholders on Form 10-K. The results of operations for the three-month periods ended March 31, 2008 may not necessarily be indicative of future operating results. In preparing such financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the balance sheet and revenues and expenses for the periods reported. Actual results could differ significantly from those estimates.
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

3. LOANS
Outstanding loans are summarized below, in thousands:

	March 31,	December 31,
	2008	2007
Commercial	$41,479	$39,584
Agricultural	36,124	35,762
Real estate — mortgage	130,069	128,357
Real estate — construction and land development	74,004	76,478
Consumer	68,796	72,768

	350,472	352,949
Deferred loan costs, net	488	564
Allowance for loan losses	(4,633)	(4,211)

	$346,327	$349,302

4. COMMITMENTS AND CONTINGENCIES
The Company is party to claims and legal proceedings arising in the ordinary course of business. In the opinion of the Company’s management, the amount of ultimate liability with respect to such proceedings will not have a material adverse effect on the financial condition or result of operations of the Company taken as a whole.
In the normal course of business, there are various outstanding commitments to extend credit, which are not reflected, in the financial statements, including loan commitments of $85,619,000 and $96,867,000 and stand-by letters of credit of $2,678,000 and $655,000 at March 31, 2008 and December 31, 2007, respectively.
Of the loan commitments outstanding at March 31, 2008, $18,254,000 are real estate construction loan commitments that are expected to fund within the next twelve months. The remaining commitments primarily relate to revolving lines of credit or other commercial loans, and many of these are expected to expire without being drawn upon. Therefore, the total commitments do not necessarily represent future cash requirements. Each loan commitment and the amount and type of collateral obtained, if any, are evaluated on an individual basis. Collateral held varies, but may include real property, bank deposits, debt or equity securities or business assets.
Stand-by letters of credit are conditional commitments written to guarantee the performance of a customer to a third party. These guarantees are primarily related to the purchases of inventory by commercial customers and are typically short-term in nature. Credit risk is similar to that involved in extending loan commitments to customers and accordingly, evaluation and collateral requirements similar to those for loan commitments are used. The deferred liability related to the Company’s stand-by letters of credit was not significant at March 31, 2008 or December 31, 2007.

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

	For the Three Months
	Ended March 31,
	2008	2007
Earnings Per Share:
Basic earnings per share	$0.12	$0.19
Diluted earnings per share	$0.12	$0.19
Weighted Average Number of Shares Outstanding:
(in thousands)
Basic shares	4,859	5,012
Diluted shares	4,886	5,071
Shares of common stock issuable under stock options for which the exercise prices were greater than the average market prices were not included in the computation of diluted earnings per share due to their antidilutive effect. Stock options not included in the computation of diluted earnings per share were 310,000 and 170,700 during the three-month periods ended March 31, 2008 and 2007, respectively.
6. COMPREHENSIVE INCOME
Total comprehensive income for the three months ended March 31, 2008 and 2007 totaled $917,000 and $1,097,000, respectively. Comprehensive income is comprised of unrealized gains, net of taxes, on available-for-sale investment securities, which were $341,000 and $149,000 for the three months ended March 31, 2008 and 2007, respectively, together with net income.
At March 31, 2008 and December 31, 2007, accumulated other comprehensive income (loss) totaled $234,000 and $(107,000), respectively, and is reflected, net of taxes, as a component of shareholders’ equity.
7. STOCK-BASED COMPENSATION
In 2001 and 1991, the Company established Stock Option Plans for which 886,161 shares of common stock remain reserved for issuance to employees and directors and 400,589 shares are available for future grants under incentive and nonstatutory agreements as of March 31, 2008. The Company granted 90,300 and 155,700 options in the quarters ended March 31, 2008 and 2007 respectively. The weighted average grant date fair value of options granted for the three month periods ended March 31, 2008 and 2007 was $2.54 and $4.53 respectively.
Compensation cost related to stock options recognized in operating results under SFAS No. 123R was $69,000 and $53,000 in the three months ended March 31, 2008 and 2007, respectively. The associated future income tax benefit recognized was $6,000 in both of the three month periods ended March 31, 2008 and 2007. Compensation expense is recognized over the vesting period on a straight line accounting basis.
In accordance with SFAS 123 (R) the Company has presented excess tax benefits from the exercise of stock-based compensation awards as a financing activity in the consolidated statement of cash flows.

The following table summarizes information about stock option activity for the three months ended March 31, 2008:

			Weighted
			Average
		Weighted	Remaining
		Average	Contractual
		Exercise	Term	Intrinsic Value
	Shares	Price	(in years)	(in thousands)
Options outstanding at December 31, 2007	395,772	$13.37
Options granted	90,300	12.40
Options exercised	(500)	5.43
Options cancelled	—	—

Options outstanding at March 31, 2008	485,572	$13.20	6.3	$504

Options exercisable at March 31, 2008	245,511	$11.91	5.3	$449

Expected to vest after March 31, 2008	240,061	$14.52	7.3	$55

The total intrinsic value of options (which is the amount by which the stock price exceeded the exercise price of the options on the date of exercise) exercised during the three months ended March 31, 2008 was $3,000. During the three months ended March 31, 2008, the amount of cash received from the exercise of stock options was $3,000.
At March 31, 2008, there was $777,000 of total unrecognized compensation cost related to non-vested stock option awards which is expected to be recognized over a weighted-average period of 3.0 years. The total fair value of options vested during the three months ended March 31, 2008 was $170,000.
8. Income Taxes
The Company files its income taxes on a consolidated basis with its subsidiaries. The allocation of income tax expense (benefit) represents each entity’s proportionate share of the consolidated provision for income taxes.
Deferred tax assets and liabilities are recognized for the tax consequences of temporary differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment. On the condensed consolidated balance sheet, net deferred tax assets are included in accrued interest receivable and other assets.
When tax returns are filed, it is highly certain that some positions taken would be sustained upon examination by the taxing authorities, while others are subject to uncertainty about the merits of the position taken or the amount of the position that would be ultimately sustained. The benefit of a tax position is recognized in the financial statements in the period during which, based on all available evidence, management believes it is more likely than not that the position will be sustained upon examination, including the resolution of appeals or litigation processes, if any. Tax positions that meet the more-likely-than-not recognition threshold are measured as the largest amount of tax benefit that is more than 50 percent likely of being realized upon settlement with the applicable taxing authority. The portion of the benefits associated with tax positions taken that exceeds the amount measured as described above is reflected as a liability for unrecognized tax benefits in the accompanying condensed consolidated balance sheet along with any associated interest and penalties that would be payable to the taxing authorities upon examination. The Company recognizes accrued interest and penalties, if any, related to unrecognized tax benefits as a component of tax expense in the condensed consolidated statements of income. There have been no significant changes to unrecognized tax benefits or accrued interest and penalties for the quarter ended March 31, 2008.

9. FAIR VALUE MEASUREMENT
On January 1, 2008, the Company adopted Financial Accounting Standards Board (FASB) Statement No. 157 (SFAS 157), Fair Value Measurements. SFAS 157 defines fair value, establishes a framework for measuring fair value under GAAP and expands disclosures about fair value measurements. There was no cumulative effect adjustment to beginning retained earnings recorded upon adoption and no impact on the financial statements in the first quarter of 2008.
The following tables present information about the Company’s assets and liabilities measured at fair value on a recurring and non recurring basis as of March 31, 2008, and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value based on the hierarchy:
Level 1: Quoted prices (unadjusted) or identical assets or liabilities in active markets that the entity has the ability to access as of the measurement date.
Level 2: Significant other observable inputs other than Level 1 prices such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data.
Level 3: Significant unobservable inputs that reflect a reporting entity’s own assumptions about the assumptions that market participants would use in pricing and asset or liability.
In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, the level in the fair value hierarchy within which the fair value measurement in its entirety falls has been determined based on the lowest level input that is significant to the fair value measurement in its entirety. The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment, and considers factors specific to the asset or liability.
Assets and liabilities measured at fair value on a recurring basis are summarized below:

Fair Value Measurements at March 31, 2008 Using
Quoted Prices in
		Active Markets for	Significant Other	Significant
		Identical Assets	Observable Inputs	Unobservable Inputs
(in 000’s)	March 31, 2008	(Level 1)	(Level 2)	(Level 3)

Assets:
Available-for-sale securities	$37,205	$22,797	$14,408	$—
The fair value of securities available for sale equals quoted market price, if available. If quoted market prices are not available, fair value is determined using quoted market prices for similar securities. Changes in fair market value are recorded in other comprehensive income.
Financial assets and liabilities measured at fair value on a non-recurring basis are summarized below:

Fair Value Measurements at March 31, 2008 Using
Quoted Prices in
		Active Markets for	Significant Other	Significant
		Identical Assets	Observable Inputs	Unobservable Inputs
(in 000’s)	March 31, 2008	(Level 1)	(Level 2)	(Level 3)

Assets:
Impaired loans	$2,979	$—	$2,979	$—

Impaired loans, which are measured for impairment using the fair value of the collateral for collateral dependent loans, had a principal balance of $3.8 million at March 31, 2008, with a valuation allowance of $0.8 million at March 31, 2008. Declines in the collateral values of impaired loans during the first quarter of 2008 were $0.3 million which were reflected as additional specific allocations of the allowance for loan losses.
10. STOCK REPURCHASE
In connection with the Company’s stock repurchase plan for the year ending December 31, 2008, a total of 39,810 shares were repurchased during the three months ended March 31, 2008 at an average price of $12.69 per share. Management of the Company is authorized to repurchase an additional 204,190 shares; however, the Board of Directors may suspend, terminate or modify the repurchase plan at any time.
11. SUBSEQUENT EVENTS
On April 16, 2008, the Company declared a common stock cash dividend of $0.16 per share. The dividend will be payable on May 16, 2008 to its shareholders of record on April 30, 2008.

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
INTRODUCTION
The following discussion and analysis sets forth certain statistical information relating to the Company as of March 31, 2008 and December 31, 2007 and for the three month periods ended March 31, 2008 and 2007. This discussion should be read in conjunction with the condensed consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q and the consolidated financial statements and notes thereto included in Plumas Bancorp’s Annual Report filed on Form 10-K for the year ended December 31, 2007.
Plumas Bancorp trades on The NASDAQ Capital Market under the ticker symbol “PLBC”.
CASH DIVIDEND
On April 16, 2008, the Company declared a semi-annual common stock cash dividend of $0.16 per share. This represents a 7% increase in the semi-annual cash dividend per share from 15 cents paid on May 14, 2007. The dividend will be payable on May 16, 2008 to its shareholders of record on April 30, 2008.
CRITICAL ACCOUNTING POLICIES AND ESTIMATES
There have been no changes to the Company’s critical accounting policies from those disclosed in the Company’s 2007 Annual Report to Shareholders’ on Form 10-K.
This discussion should be read in conjunction with our unaudited condensed consolidated financial statements, including the notes thereto, appearing elsewhere in this report.

OVERVIEW
The Company’s net income decreased $372 thousand, or 39%, to $576 thousand for the three months ended March 31, 2008 from $948 thousand for the same period in 2007. The decline in net income relates to a $499 thousand decline in net interest income and a $270 thousand increase in the loan loss provision, partially offset by an increase of $55 thousand in non-interest income and decreases of $72 thousand in non-interest expense and $270 thousand in the provision for income taxes. The decrease in net interest income is related to declines in market interest rates during the first quarter of 2008, as a result of the 300 basis point reduction by the Federal Reserve Bank since September 2007. The increase in the loan loss provision is primarily in response to our evaluation of the required level of the allowance for loan losses in the current economic environment, particularly related to real estate values.
Total assets at March 31, 2008 were $445 million, a decrease of $8 million from the $453 million at December 31, 2007. Anticipated maturities and calls during the first quarter of 2008 resulted in investment securities declining by $4.6 million. In addition, net loans declined by $3.0 million. Proceeds from the maturities and calls of investment securities and loans were utilized to fully pay off short-term borrowings which totaled $7.5 million at December 31, 2007. Deposits declined slightly from $392 million at December 31, 2007 to $391 million at March 31, 2007. Decreases of $6.7 million in time deposits, $3.3 million in non-interest bearing demand and $3.7 million in NOW accounts were mostly offset by an increase of $12.7 million in money market and savings accounts.
The annualized return on average assets was 0.52% for the three months ended March 31, 2008 down from 0.82% for the same period in 2007. The annualized return on average equity was 6.2% for the three months ended March 31, 2008 down from 10.5% for the same period in 2007.
RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2008
Net interest income before provision for loan losses. Net interest income, on a nontax-equivalent basis, was $5.0 million for the three months ended March 31, 2008, a decrease of $500 thousand, or 9%, from $5.5 million for the same period in 2007. The decrease in net interest income can be primarily attributed to a decrease in the Company’s average loan yield and to a lesser extent to a decline in average investment securities. These declines in interest income were partially offset by a decline in the average rate paid on our deposits and declines in the average balance and rate paid on short-term borrowings. Net interest margin for the three months ended March 31, 2008 decreased 28 basis points, or 5%, to 4.96%, down from 5.24% for the same period in 2007.
Interest income decreased $797 thousand or 11%, to $6.8 million for the three months ended March 31, 2008 primarily as a result of a decline in loan yield. Interest and fees on loans decreased $681 thousand to $6.2 million for the three months ended March 31, 2008 as compared to $6.9 million during the first quarter of 2007. The Company’s average loan balances were $351 million for the three months ended March 31, 2008, down $2.4 million, or 1%, from $354 million for the same period in 2007. The average rate earned on the Company’s loan balances decreased 79 basis points to 7.13% during the first three months of 2008 compared to 7.92% during the first three months of 2007. A significant portion of the Company’s loan portfolio is variable rate, much of which is tied to the prime interest rate. The average prime interest rate declined by 2% from 8.25% for the quarter ended March 31, 2007 to 6.22% during the current quarter. The Company experienced a decline of $115 thousand in interest on investment securities related to a decline in the average balance of these assets partially offset by a 33 basis point increase in yields.
Interest expense decreased $298 thousand, or 14%, to $1.8 million for the three months ended March 31, 2008, down from $2.1 million for the same period in 2007 due to the decrease in both the rates paid on our interest-bearing liabilities and in average balances. Average interest-bearing liabilities declined by $15.4 million from $312 million during the quarter ended March 31, 2007 to $296 million during the current quarter. This decline included declines of $5.4 million in average interest-bearing deposits and $10 million in average short-term borrowings.

The increase in interest expense on time deposits of $124 thousand was offset by decreases in interest expense on other interest-bearing deposits of $253 thousand, resulting in an overall decrease in interest expense on deposits of $129 thousand from $1.68 million during the quarter ended March 31, 2007 to $1.55 million during the current quarter. The average rate paid on the Company’s interest bearing deposits declined 16 basis points from 2.37% for the quarter ended March 31, 2007 to 2.21% for the first current quarter of 2008
Average time deposits totaled $125 million during the first quarter of 2008, up $15 million from $110 million during the quarter ended March 31, 2007. The average rate paid on time deposits decreased from 4.16% during the three months ended March 31, 2007 to 4.00% during the first quarter of 2008.
The Company has experienced a change in its deposit mix with an increase in average time deposits offset by declines in non-interest bearing and other interest bearing deposits. During 2007, rather than increasing the rate paid on our lower yielding interest bearing transaction and money market accounts to attract deposits and thereby increasing the rate paid on the entire balance of these accounts, the Company chose to offer a promotional short-term time deposit product which we continued offering until February of 2008. The average balance in promotional certificates of deposit was $46 million during the quarter ended March 31, 2008 an increase of $23 million from the first quarter of 2007. The average rate paid on this product declined from 5.11% during the first quarter of 2007 to 4.60% percent during the current quarter. The ending balance of promotional time deposits at March 31 2008 was $25 million, much of which will mature in the next 3 months. In the next quarter, as these promotional certificates of deposit mature, we would expect additional declines in the rate paid on interest-bearing deposits.
The average balance of the Company’s other interest-bearing deposits, which include NOW, money market and savings accounts declined by $21 million from $178 million during the first quarter of 2007 to $157 million during the current quarter and the average rate paid declined from 1.26% to 0.77%. The decline in rate primarily relates to our Money Fund Plu$ balances and is consistent with the recent decline in market interest rates. Money Fund Plus$ is an interest bearing checking account designed to pay rates comparable to those available on a typical brokerage account.
Interest expense on short-term borrowings decreased by $152 thousand from $186 thousand during the 2007 quarter to $34 thousand for the three months ended March 31, 2008. This decline resulted from both a decrease in the average balance outstanding of $10 million and a decline in the rate paid on these borrowings of 200 basis points. The average rate paid on the Company’s trust preferred securities (junior subordinated debentures) also decreased 65 basis points to 7.45% for the three months ended March 31, 2008 from 8.10% during the first quarter of 2007. The rate on the trust preferred securities is tied to the LIBOR rate and will fluctuate with changes in LIBOR; however the rate resets quarterly so the effect of recent declines in LIBOR were not fully reflected in the rate paid during the quarter ended March 31, 2008.
The following table presents for the three-month periods indicated the distribution of consolidated average assets, liabilities and shareholders’ equity. It also presents the amounts of interest income from interest-earning assets and the resultant annualized yields, as well as the amounts of interest expense on interest-bearing liabilities and the resultant cost expressed in both dollars and annualized rate percentages. Average balances are based on daily averages. Nonaccrual loans are included in the calculation of average loans while nonaccrued interest thereon is excluded from the computation of yields earned:

	For the Three Months Ended March 31, 2008			For the Three Months Ended March 31, 2007
	Average			Average
	Balance	Interest	Yield/	Balance	Interest	Yield/
	(in thousands)	(in thousands)	Rate	(in thousands)	(in thousands)	Rate

Interest-earning assets:
Loans (1) (2)	$351,221	$6,224	7.13%	$353,640	$6,905	7.92%
Investment securities (1)	53,088	538	4.08%	70,700	653	3.75%
Federal funds sold	179	1	2.25%	175	2	4.63%

Total interest-earning assets	404,488	6,763	6.72%	424,515	7,560	7.22%

Cash and due from banks	11,715			12,597
Other assets	31,668			32,616

Total assets	$447,871			$469,728

Interest-bearing liabilities:
NOW deposits	$73,277	188	1.03%	$79,600	369	1.88%
Money market deposits	36,531	68	0.75%	44,566	106	0.96%
Savings deposits	46,679	43	0.37%	53,487	77	0.58%
Time deposits	125,303	1,247	4.00%	109,566	1,123	4.16%

Total deposits	281,790	1,546	2.21%	287,219	1,675	2.37%

Short-term borrowings	4,057	34	3.37%	14,053	186	5.37%
Other interest-bearing liabilities	308	4	5.22%	300	6	8.11%
Junior subordinated debentures	10,310	191	7.45%	10,310	206	8.10%

Total interest-bearing liabilities	296,465	1,775	2.41%	311,882	2,073	2.70%

Non-interest bearing deposits	108,192			116,284
Other liabilities	5,743			4,982
Shareholders’ equity	37,471			36,580

Total liabilities & equity	$447,871			$469,728

Cost of funding interest-earning assets (3)			1.76%			1.98%
Net interest income and margin (4)		$4,988	4.96%		$5,487	5.24%

(1)	Not computed on a tax-equivalent basis.

(2)	Net loan costs included in loan interest income for the three-month periods ended March 31, 2008 and 2007 were $77,000 and $147,000, respectively.

(3)	Total annualized interest expense divided by the average balance of total earning assets.

(4)	Annualized net interest income divided by the average balance of total earning assets.

The following table sets forth changes in interest income and interest expense for the three-month periods indicated and the amount of change attributable to variances in volume, rates and the combination of volume and rates based on the relative changes of volume and rates:

	2008 over 2007 change in net interest income
	for the three months ended March 31
	(in thousands)
	Volume (1)	Rate (2)	Mix (3)	Total

Interest-earning assets:
Loans	$(48)	$(696)	$63	$(681)
Investment securities	(164)	58	(9)	(115)
Federal funds sold	—	(1)	—	(1)

Total interest income	(212)	(639)	54	(797)

Interest-bearing liabilities:
NOW deposits	(30)	(168)	17	(181)
Money market deposits	(19)	(24)	5	(38)
Savings deposits	(10)	(28)	4	(34)
Time deposits	163	(42)	3	124
Short-term borrowings	(133)	(70)	51	(152)
Other interest-bearing liabilities	—	(2)	—	(2)
Junior subordinated debentures	—	(17)	2	(15)

Total interest expense	(29)	(351)	82	(298)

Net interest income	$(183)	$(288)	$(28)	$(499)

(1)	The volume change in net interest income represents the change in average balance multiplied by the previous year’s rate.

(2)	The rate change in net interest income represents the change in rate multiplied by the previous year’s average balance.

(3)	The mix change in net interest income represents the change in average balance multiplied by the change in rate.
Provision for loan losses. In response to the increased level of nonperforming loans and our evaluation of the adequacy of the allowance for loan losses in the current economic environment, particularly related to the decline in real estate values the Company increased its loan loss provision from $250 thousand during the first quarter of 2007 to $520 thousand during the current quarter. Management assesses its loan quality monthly to maintain an adequate allowance for loan losses. Based on information currently available, management believes that the allowance for loan losses is adequate to absorb probable losses in the portfolio. However, no assurance can be given that the Company may not sustain charge-offs which are in excess of the allowance in any given period. The Company’s loan portfolio composition and non-performing assets are further discussed under the financial condition section below.
Non-interest income. During the three months ended March 31, 2008 non-interest income increased by $55 thousand to $1.33 million, from $1.27 million during the quarter ended March 31, 2007. The largest component of this increase was a $98 thousand increase in service charges on deposit accounts resulting from a change in fee structure instituted during mid 2007. Additionally, miscellaneous other income increased by $17 thousand. Partially offsetting these increases in non-interest income was a decline in the gain recorded on the sale of repossessed vehicles from $20 thousand during the first quarter of 2007 and none during the current quarter, and a decline in income on the sale of noninsured products of $17 thousand from $52 thousand during the quarter ended March 31, 2007 to $35 thousand during the current quarter.

The following table describes the components of non-interest income for the three-month periods ending March 31, 2008 and 2007 in thousands:

	For the Three
	Months
	Ended March 31		Dollar	Percentage
	2008	2007	Change	Change
Service charges on deposit accounts	$953	$855	$98	11.5%
Earnings on life insurance policies	103	102	1	1.0%
Merchant processing income	63	60	3	5.0%
Official check fees	38	41	(3)	-7.3%
Investment services income	35	52	(17)	-32.7%
Customer service fees	29	30	(1)	-3.3%
Federal Home Loan Bank dividends	28	31	(3)	-9.7%
Mortgage loan commission and servicing fees	21	25	(4)	-16.0%
Gain on sale of loans	18	27	(9)	-33.3%
Safe deposit box and night depository income	17	18	(1)	-5.6%
Printed check fee income	11	15	(4)	-26.7%
Other deposit account fees	9	11	(2)	-18.2%
Gain on sale of vehicles	0	20	(20)	-100.0%
Other	1	(16)	17	106.3%

Total non-interest income	$1,326	$1,271	$55	4.3%

Non-interest expenses. During the three months ended March 31, 2008, total non-interest expense decreased by $72 thousand, or 1%, to $4.9 million, down from $5.0 million for the comparable period in 2007. This decrease in non-interest expense was primarily the result of decreases in salaries and employee benefits and professional fees.
Salaries and other employee benefits decreased by $72 thousand primarily related to a decrease in bonus expense of $114 thousand. Professional costs decreased by $44 thousand, primarily related to a decline in consulting costs. During the 2007 quarter the Company incurred $30 thousand in consulting expense related to an outside evaluation of our core banking software requirements. Other significant savings included declines of $35 thousand in advertising costs and $19 thousand in stationary and supply costs.
The largest increase in non-interest expense was a $49 thousand increase in occupancy and equipment costs primarily related to weather conditions, including a significant increase in snow removal costs during the comparable periods. Consistent with the increase in nonperforming loans during the period, loan collection expense increased by $22 thousand from $44 thousand during the quarter ended March 31, 2007 to $66 thousand during the current quarter. A $20 thousand increase in insurance expense is primarily related to recognizing certain postretirement insurance costs for split dollar life insurance policies.

The following table describes the components of non-interest expense for the three-month periods ending March 31, 2008 and 2007, in thousands:

	For the Three Months
	Ended March 31
			Dollar	Percentage
	2008	2007	Change	Change
Salaries and employee benefits	$2,756	$2,828	$(72)	-2.5%
Occupancy and equipment	959	910	49	5.4%
Outside service fees	170	156	14	9.0%
Professional fees	163	207	(44)	-21.3%
Business development	141	125	16	12.8%
Advertising and shareholder relations	104	139	(35)	-25.2%
Telephone and data communication	102	103	(1)	-1.0%
Director compensation	92	93	(1)	-1.1%
Deposit premium amortization	75	75	—	—%
Armored car and courier	68	66	2	3.0%
Loan and collection expenses	66	44	22	50.0%
Stationery and supplies	58	77	(19)	-24.7%
Postage	58	60	(2)	-3.3%
Insurance	57	37	20	54.1%
Other	67	88	(21)	-23.9%

Total non-interest expense	$4,936	$5,008	$(72)	-1.4%

Provision for income taxes. The provision for income taxes was $282 thousand, or 32.9% of pre-tax income for the three months ended March 31, 2008. This compares to $552 thousand or 36.8% of pre-tax income during the first three months of 2007. The decrease of 3.9% includes the effect of an increase, during the 2008 quarter, in the percentage of tax-exempt income as a percentage of pre-tax income.
FINANCIAL CONDITION
Fair value. Effective January 1, 2008, we adopted SFAS No. 157, Fair Value Measurements, which among other things, requires enhanced disclosures about financial instruments carried at fair value. SFAS No. 157 establishes a hierarchical disclosure framework associated with the level of observable pricing scenarios utilized in measuring financial instruments at fair value. The degree of judgment utilized in measuring the fair value of financial instruments generally correlates to the level of the observable pricing scenario. Financial instruments with readily available active quoted prices or for which fair value can be measured from actively quoted prices generally will have a higher degree of observable pricing and a lesser degree of judgment utilized in measuring fair value. Conversely, financial instruments rarely traded or not quoted will generally have little or no observable pricing and a higher degree of judgment utilized in measuring fair value. Observable pricing scenarios are impacted by a number of factors, including the type of financial instrument, whether the financial instrument is new to the market and not yet established and the characteristics specific to the transaction.
See Note 9 of the Notes to Condensed Consolidated Financial Statements for additional information about the financial instruments carried at fair value.
Loan portfolio composition. Net loans decreased slightly from $349 million at December 31, 2007 to $346 million at March 31, 2008. The Company continues to manage the mix of its loan portfolio consistent with its identity as a community bank serving the financing needs of all sectors of the area it serves. Although the Company offers a broad array of financing options, it continues to concentrate its focus on small to medium sized commercial businesses. These commercial loans offer diversification as to industries and types of businesses, thus limiting material exposure in any industry concentrations. The Company offers both fixed and floating rate loans and obtains collateral in the form of real property, business assets and deposit accounts, but looks to business and personal cash flows as its primary source of repayment.

The Company’s largest lending categories are real estate mortgage loans, consumer and real estate construction loans. These categories accounted for approximately 37%, 20% and 21%, respectively of the Company’s total loan portfolio at March 31, 2008, consistent with the approximate 36%, 21% and 22%, respectively of the Company’s total loan portfolio at December 31, 2007. In addition, the Company’s real estate related loans, including real estate mortgage loans, real estate construction loans, consumer equity lines of credit, and agricultural loans secured by real estate comprised 71% and 70% of the total loan portfolio at March 31, 2008 and December 31, 2007. The business activities of the Company currently are focused in the California counties of Plumas, Nevada, Placer, Lassen, Modoc, Shasta, and Sierra and in Washoe County in Northern Nevada. Consequently, the results of operations and financial condition of the Company are dependent upon the general trends in these economies and, in particular, the residential and commercial real estate markets. In addition, the concentration of the Company’s operations in these areas of Northeastern California and Northwestern Nevada exposes it to greater risk than other banking companies with a wider geographic base in the event of catastrophes, such as earthquakes, fires and floods in these regions.
The rates of interest charged on variable rate loans are set at specific increments in relation to the Company’s published lending rate and vary as the Company’s lending rate changes. At March 31, 2008 and December 31, 2007, approximately 62% and 63%, respectively, of the Company’s loan portfolio was compromised of variable rate loans. While real estate mortgage, commercial and consumer lending remain the foundation of the Company’s historical loan mix, some changes in the mix have occurred due to the changing economic environment and the resulting change in demand for certain loan types. In addition, the Company remains committed to the agricultural industry in Northeastern California and will continue to pursue high quality agricultural loans. Agricultural loans include both commercial and commercial real estate loans. The Company’s agricultural loan balances totaled $36 million at March 31, 2008 and December 31, 2007.
Nonperforming assets. Nonperforming loans at March 31, 2008 were $3.8 million, an increase of $1.2 million over the $2.6 million balance at December 31, 2007. Included in nonperforming loans are impaired loans with a principal balance of $3.8 million and a fair value of $3.0 million. The increase in nonperforming loans during the quarter consists primarily of real estate loans the largest of which is a land loan with a principal balance of $1.1 million and a fair value, based on the current appraised value of the collateral, of $0.8 million. Nonperforming assets (which are comprised of nonperforming loans plus foreclosed real estate and repossessed vehicle holdings) at March 31, 2008 were $4.7 million, an increase of $1.5 million over the $3.2 million balance at December 31, 2007. Foreclosed real estate holdings increased from three properties totaling $0.4 million at December 31, 2007 to four properties totaling $0.8 million at March 31, 2008.
Nonperforming loans as a percentage of total loans increased to 1.09% at March 31, 2008 up from 0.75% at December 31, 2007. In addition, nonperforming assets as a percentage of total assets also increased to 1.05% at March 31, 2008 up from 0.70% at December 31, 2007.
Analysis of allowance for loan losses. Net charge-offs during the three months ended March 31, 2008 totaled $98 thousand, or 0.03% of average loans, compared to $17 thousand, or less than 0.01% of average loans, for the comparable period in 2007. Net charge-offs during the first three months of 2008 were comprised of $151 thousand of charge-offs offset by $53 thousand in recoveries, compared to $134 thousand of charge-offs offset by $117 thousand in recoveries for the same period in 2007. The allowance for loan losses was 1.32% of total loans as of March 31, 2008 up from 1.19% as of December 31, 2007. Based on an evaluation of the credit quality of the loan portfolio and delinquency trends and charge-offs, management believes the allowance for loan losses to be adequate. However, no prediction of the ultimate level of loans charged off in future years can be made with any certainty.

The following table provides certain information for the three-month period indicated with respect to the Company’s allowance for loan losses as well as charge-off and recovery activity, in thousands:

	For the Three Months
	Ended March 31,
	2008	2007

Balance at January 1,	$4,211	$3,917

Charge-offs:
Commercial and agricultural	(48)	—
Real estate mortgage	—	—
Real estate construction	—	—
Consumer	(103)	(134)

Total charge-offs	(151)	(134)

Recoveries:
Commercial and agricultural	4	46
Real estate mortgage	—	—
Real estate construction	—	—
Consumer	49	71

Total recoveries	53	117

Net charge-offs	(98)	(17)

Provision for loan losses	520	250

Balance at March 31,	$4,633	$4,150

Net charge-offs during the three-month period to average loans	0.03%	0.00%
Allowance for loan losses to total loans	1.32%	1.15%
Investment securities. Investment securities decreased $4.6 million to $50.7 million at March 31, 2008, down from $55.3 million at December 31, 2007. The investment portfolio balances in U.S. Treasuries, U.S. Government agencies, corporate debt securities and municipal obligations comprised 7%, 60%, 7% and 26%, respectively, of the Company’s investment portfolio at March 31, 2007 compared to 6%, 62%, 7%, and 25% at December 31, 2007. The decrease in the overall investment portfolio resulted from maturities, calls and pay downs that were used to reduce short-term borrowings.
Premises and equipment. Premises and equipment decreased slightly by $27 thousand from $14.67 million at December 31, 2007 to $14.64 million at March 31, 2008.
Deposits. Total deposits were $391 million as of March 31, 2008, a slight decrease of $1 million, or 0.3%, from the December 31, 2007 balance of $392 million. Declines of $3.3 million in non-interest bearing demand deposits, $3.7 million in interest bearing transaction accounts (NOW), and $6.7 million in time deposits were mostly offset by an increase of $12.7 million in money market and savings accounts. The decrease in time deposits relates to the maturity of higher rate promotional certificates of deposit. At March 31, 2008 we had $25 million in promotional certificates of deposit down from $59 million at December 31, 2007. The increase in money market and savings accounts includes $3.3 million related to our recently introduced on balance sheet money market sweep product.
The Company continues to manage the mix of its deposits consistent with its identity as a community bank serving the financial needs of its customers. Time deposits declined to 31% of total deposits as of March 31, 2008 down from 33% as of December 31, 2007. Non-interest bearing demand deposits were 28% of total deposits at March 31, 2008 and December 31, 2007. Interest bearing transaction accounts decreased to 18% of total deposits at March 31, 2008, down from 19% at December 31, 2007. Money market and savings deposits increased to 23% of total deposits at March 31, 2008 up from 20% at December 31, 2007.

Short-term borrowings. There were no short-term borrowings at March 31, 2008. Short-term borrowings at December 31, 2007 consisted of $7,500,000 in one day Federal Home Loan Bank (“FHLB”) advances.
CAPITAL RESOURCES
Shareholders’ equity as of March 31, 2008 increased $64 thousand to $37.2 million up from $37.1 million as of December 31, 2007. This increase was the result of earnings during the first quarter of 2008 of $576 thousand, an increase in accumulated other comprehensive income of $341 thousand (from a loss of $107 thousand to income of $234 thousand), stock-based compensation expense of $69 thousand and $3 thousand related to the exercise of stock options. Mostly offsetting these increase in shareholders’ equity were $505 thousand related to the repurchase of stock under the Company’s stock buyback plan and a $420 thousand cumulative-effect adjustment related to the split dollar life insurance policies upon adoption of EITF 06-04.
On December 20, 2007 the Company announced that for 2008 its board of directors authorized a common stock repurchase plan for up to 244,000 shares, or 5% of the Company’s shares outstanding on December 20, 2007. During the first quarter of 2008 the Company repurchased 39,810 shares at an average cost, including commission, of $12.69 per share for a total cost of $505 thousand.
It is the policy of the Company to periodically distribute excess retained earnings to the shareholders through the payment of cash dividends. Such dividends help promote shareholder value and capital adequacy by enhancing the marketability of the Company’s stock. All authority to provide a return to the shareholders in the form of a cash or stock dividend or split rests with the Board of Directors (the “Board). The Board will periodically, but on no regular schedule, review the appropriateness of a cash dividend payment. On April 16, 2008, the Company declared a semi-annual common stock cash dividend of $0.16 per share. This represents a 7% increase in the semi-annual cash dividend per share from 15 cents paid on May 14, 2007. Although no assurance can be given that cash or stock dividends will be paid in the future the Company’s cash dividend payout ratio over the last five years has averaged approximately 27% of net income.
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
Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios of total and Tier 1 capital to risk-weighted assets and of Tier 1 capital to average assets. Each of these components is defined in the regulations. Management believes that the Company met all its capital adequacy requirements and that the Bank met the requirements to be considered well capitalized under the regulatory framework for prompt corrective action as of March 31, 2008.

The following table presents the Company’s and the Bank’s capital ratios as of March 31, 2008 and December 31, 2007, in thousands:

	March 31, 2008		December 31,2007
	Amount	Ratio	Amount	Ratio
Tier 1 Leverage Ratio

Plumas Bancorp and Subsidiary	$46,008	10.3%	$46,209	10.0%
Minimum regulatory requirement	17,871	4.0%	18,439	4.0%
Plumas Bank	43,918	9.8%	45,415	9.9%
Minimum requirement for “Well-Capitalized” institution	22,311	5.0%	23,024	5.0%
Minimum regulatory requirement	17,849	4.0%	18,419	4.0%

Tier 1 Risk-Based Capital Ratio

Plumas Bancorp and Subsidiary	46,008	11.8%	46,209	11.6%
Minimum regulatory requirement	15,590	4.0%	15,881	4.0%
Plumas Bank	43,918	11.3%	45,415	11.5%
Minimum requirement for “Well-Capitalized” institution	23,351	6.0%	23,790	6.0%
Minimum regulatory requirement	15,567	4.0%	15,860	4.0%

Total Risk-Based Capital Ratio

Plumas Bancorp and Subsidiary	50,696	13.0%	50,475	12.7%
Minimum regulatory requirement	31,180	8.0%	31,763	8.0%
Plumas Bank	48,606	12.5%	49,681	12.5%
Minimum requirement for “Well-Capitalized” institution	38,919	10.0%	39,651	10.0%
Minimum regulatory requirement	31,135	8.0%	31,720	8.0%
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
The Company has unsecured short-term borrowing agreements with two of its correspondent banks in the amounts of $10 million and $5 million. In addition, the Company can borrow up to $94 million from the Federal Home Loan Bank secured by commercial and residential mortgage loans. At March 31, 2008 the Company had no outstanding borrowings from the Federal Home Loan Bank or from its correspondent banks.
Customer deposits are the Company’s primary source of funds. Total deposits were $391 million as of March 31, 2008, a decrease of $1 million, or 0.3%, from the December 31, 2007 balance of $392 million. Those funds are held in various forms with varying maturities. The Company does not have any brokered deposits. The Company’s securities portfolio, Federal funds sold, Federal Home Loan Bank advances, and cash and due from banks serve as the primary sources of liquidity, providing adequate funding for loans during periods of high loan demand. During periods of decreased lending, funds obtained from the maturing or sale of investments, loan payments, and new deposits are invested in short-term earning assets, such as Federal funds sold and investment securities, to serve as a source of funding for future loan growth.
Management believes that the Company’s available sources of funds, including short-term borrowings, will provide adequate liquidity for its operations in the foreseeable future.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
As a smaller reporting company we are not required to provide the information required by this item.
ITEM 4. CONTROLS AND PROCEDURES
The Company’s Chief Executive Officer and Chief Financial Officer, based on their evaluation of the Company’s disclosure controls and procedures as of the end of the Company’s fiscal quarter ended March 31, 2008 (as defined in Exchange Act Rule 13a—15(e), have concluded that the Company’s disclosure controls and procedures are adequate and effective for purposes of Rule 13a—15(e) in timely alerting them to material information relating to the Company required to be included in the Company’s filings with the SEC under the Securities Exchange Act of 1934.
There were no significant changes in the Company’s internal control over financial reporting or in other factors that could significantly affect internal controls that occurred during the Company’s fiscal quarter ended March 31, 2008.
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

ITEM 2. UNREGISTERD SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
     (a) None.
     (b) None.
     (c) Issuer Purchases of Equity Securities

			Total Number of
			Shares
			Purchased as
			Part of	Maximum
	Total		Publicly	Number of Shares
	Number of	Average	Announced	That May Yet Be
	Shares	Price Paid	Plans or	Purchased Under the
Period	Purchased (1)	per Share (2)	Programs (3)	Plans or Programs (3)
January 1, 2008 to January 31, 2008	1,878	$11.99	1,878	242,122
February 1, 2008 to February 29, 2008	17,040	$12.59	17,040	225,082
March 1, 2008 to March 31, 2008	20,892	$12.83	20,892	204,190

Total	39,810	$12.69	39,810

(1)	The difference between total number of shares purchased and the total number of shares purchased as part of publicly announced programs, if any, is due to repurchases of common stock from certain employees in connection with their exercise of stock options.

(2)	Includes commissions.

(3)	On December 20, 2007 the Company announced that for 2008 its board of directors authorized a common stock repurchase plan for up to 244,000 shares, or 5% of the Company’s shares outstanding on December 20, 2007.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
None.
ITEM 5. OTHER INFORMATION
None.

ITEM 6. EXHIBITS
The following documents are included or incorporated by reference in this Quarterly Report on Form 10Q:

3.1	Articles of Incorporation as amended of Registrant included as exhibit 3.1 to the Registrant’s Form S-4, File No. 333-84534, which is incorporated by reference herein.

3.2	Bylaws of Registrant included as exhibit 3.2 to the Registrant’s Form S-4, File No. 333-84534, which is incorporated by reference herein.

3.3	Amendment of the Articles of Incorporation of Registrant dated November 1, 2002, is included as exhibit 3.3 to the Registrant’s 10-Q for September 30, 2005, which is incorporated by this reference herein.

3.4	Amendment of the Articles of Incorporation of Registrant dated August 17, 2005, is included as exhibit 3.4 to the Registrant’s 10-Q for September 30, 2005, which is incorporated by this reference herein.

4	Specimen form of certificate for Plumas Bancorp included as exhibit 4 to the Registrant’s Form S-4, File No. 333-84534, which is incorporated by reference herein.

10.1	Executive Salary Continuation Agreement of Andrew J. Ryback dated August 23, 2005, is included as Exhibit 10.1 to the Registrant’s 8-K filed on October 17, 2005, which is incorporated by this reference herein.

10.2	Split Dollar Agreement of Andrew J. Ryback dated August 23, 2005, is included as Exhibit 10.2 to the Registrant’s 8-K filed on October 17, 2005, which is incorporated by this reference herein.

10.5	Employment Agreement of Douglas N. Biddle dated January 1, 2006 is included as Exhibit 10.5 to the Registrant’s 8-K filed on March 15, 2006, which is incorporated by this reference herein.

10.6	Executive Salary Continuation Agreement as amended of Douglas N. Biddle dated June 2, 1994, is included as Exhibit 10.6 to the Registrant’s 10-QSB for June 30, 2002, which is incorporated by this reference herein.

10.7	Split Dollar Agreements of Douglas N. Biddle dated January 24, 2002, is included as Exhibit 10.7 to the Registrant’s 10-QSB for June 30, 2002, which is incorporated by this reference herein.

10.8	Director Retirement Agreement of John Flournoy dated March 21, 2007, is included as Exhibit 10.8 to Registrant’s 10-Q for March 31, 2007, which is incorporated by this reference herein.

10.9	Executive Salary Continuation Agreement as amended of Dennis C. Irvine dated June 2, 1994, is included as Exhibit 10.9 to the Registrant’s 10-QSB for June 30, 2002, which is incorporated by this reference herein.

10.10	Split Dollar Agreements of Dennis C. Irvine dated January 24, 2002, is included as Exhibit 10.10 to the Registrant’s 10-QSB for June 30, 2002, which is incorporated by this reference herein.

10.11	First Amendment to Executive Salary Continuation Agreement of Robert T. Herr dated September 15, 2004, is included as Exhibit 10.11 to the Registrant’s 8-K filed on September 17, 2004, which is incorporated by this reference herein.

10.13	Deferred Fee Agreement as amended of Jerry V. Kehr dated August 19, 1998, is included as Exhibit 10.13 to the Registrant’s 10-QSB for June 30, 2002, which is incorporated by this reference herein.

10.14	Amended and Restated Director Retirement Agreement of Jerry V. Kehr dated April 28, 2000, is included as Exhibit 10.14 to the Registrant’s 10-QSB for June 30, 2002, which is incorporated by this reference herein.

10.15	Consulting Agreement of Jerry V. Kehr dated May 10, 2000, is included as Exhibit 10.15 to the Registrant’s 10-QSB for June 30, 2002, which is incorporated by this reference herein.

10.16	Deferred Fee Agreement of Jerry V. Kehr dated December 21, 2005 is included as Exhibit 10.16 to the Registrant’s 8-K filed on March 15, 2006, which is incorporated by this reference herein.

10.18	Amended and Restated Director Retirement Agreement of Daniel E. West dated May 10, 2000, is included as Exhibit 10.18 to the Registrant’s 10-QSB for June 30, 2002, which is incorporated by this reference herein.

10.19	Consulting Agreement of Daniel E. West dated May 10, 2000, is included as Exhibit 10.19 to the Registrant’s 10-QSB for June 30, 2002, which is incorporated by this reference herein.

10.20	Split Dollar Agreements of Robert T. Herr dated September 15, 2004, is included as Exhibit 10.20 to the Registrant’s 8-K filed on September 17, 2004, which is incorporated by this reference herein.

10.21	Amended and Restated Director Retirement Agreement of Alvin G. Blickenstaff dated April 19, 2000, is included as Exhibit 10.21 to the Registrant’s 10-QSB for June 30, 2002, which is incorporated by this reference herein.

10.22	Consulting Agreement of Alvin G. Blickenstaff dated May 8, 2000, is included as Exhibit 10.22 to the Registrant’s 10-QSB for June 30, 2002, which is incorporated by this reference herein.

10.24	Amended and Restated Director Retirement Agreement of Gerald W. Fletcher dated May 10, 2000, is included as Exhibit 10.24 to the Registrant’s 10-QSB for June 30, 2002, which is incorporated by this reference herein.

10.25	Consulting Agreement of Gerald W. Fletcher dated May 10, 2000, is included as Exhibit 10.25 to the Registrant’s 10-QSB for June 30, 2002, which is incorporated by this reference herein.

10.27	Amended and Restated Director Retirement Agreement of Arthur C. Grohs dated May 9, 2000, is included as Exhibit 10.27 to the Registrant’s 10-QSB for June 30, 2002, which is incorporated by this reference herein.

10.28	Consulting Agreement of Arthur C. Grohs dated May 9, 2000, is included as Exhibit 10.28 to the Registrant’s 10-QSB for June 30, 2002, which is incorporated by this reference herein.

10.33	Amended and Restated Director Retirement Agreement of Terrance J. Reeson dated April 19, 2000, is included as Exhibit 10.33 to the Registrant’s 10-QSB for June 30, 2002, which is incorporated by this reference herein.

10.34	Consulting Agreement of Terrance J. Reeson dated May 10, 2000, is included as Exhibit 10.34 to the Registrant’s 10-QSB for June 30, 2002, which is incorporated by this reference herein.

10.39	Deferred Fee Agreement of Thomas Watson dated March 3, 2001, is included as Exhibit 10.39 to the Registrant’s 10-QSB for June 30, 2002, which is incorporated by this reference herein.

10.40	2001 Stock Option Plan as amended is included as exhibit 99.1 of the Form S-8 filed July 23, 2002, File No. 333-96957, which is incorporated by this reference herein.

10.41	Form of Indemnification Agreement, is included as Exhibit 10.41 to the Registrant’s 10-QSB for June 30, 2002, which is incorporated by this reference herein.

10.43	Plumas Bank 401(k) Profit Sharing Plan as amended is included as exhibit 99.1 of the Form S-8 filed February 14, 2003, File No. 333-103229, which is incorporated by this reference herein.

10.44	Executive Salary Continuation Agreement of Robert T. Herr dated June 4, 2002, is included as Exhibit 10.44 to the Registrant’s 10-Q for March 31, 2003, which is incorporated by this reference herein.

10.46	1991 Stock Option Plan as amended is included as Exhibit 10.46 to the Registrant’s 10-Q for September 30, 2004, which is incorporated by this reference herein.

10.47	Specimen form of Incentive Stock Option Agreement under the 1991 Stock Option Plan is included as Exhibit 10.47 to the Registrant’s 10-Q for September 30, 2004, which is incorporated by this reference herein.

10.48	Specimen form of Non-Qualified Stock Option Agreement under the 1991 Stock Option Plan is included as Exhibit 10.48 to the Registrant’s 10-Q for September 30, 2004, which is incorporated by this reference herein.

10.49	Amended and Restated Plumas Bancorp Stock Option Plan is included as Exhibit 10.49 to the Registrant’s 10-Q for September 30, 2006, which is incorporated by this reference herein.

10.59	Director Retirement Agreement of Thomas Watson dated May 1, 2003, is included as Exhibit 10.59 to the Registrant’s 10-Q for June 30, 2003, which is incorporated by this reference herein.

10.60	Consulting Agreement of Thomas Watson dated May 1, 2003, is included as Exhibit 10.60 to the Registrant’s 10-Q for June 30, 2003, which is incorporated by this reference herein.

10.62	Deferred Fee Agreement of Thomas Watson dated December 23, 2004, is included as Exhibit 10.62 to the Registrant’s 8-K filed on January 6, 2005, which is incorporated by this reference herein.

10.63	Deferred Fee Agreement of Jerry V. Kehr dated December 24, 2004, is included as Exhibit 10.63 to the Registrant’s 8-K filed on January 6, 2005, which is incorporated by this reference herein.

10.64	First Amendment to the Plumas Bank Amended and Restated Director Retirement Agreement for Alvin Blickenstaff adopted on September 19, 2007, is included as Exhibit 10.64 to the Registrant’s 8-K filed on September 25, 2007, which is incorporated by this reference herein.

10.65	First Amendment to the Plumas Bank Amended and Restated Director Retirement Agreement for Arthur C. Grohs adopted on September 19, 2007, is included as Exhibit 10.65 to the Registrant’s 8-K filed on September 25, 2007, which is incorporated by this reference herein.

10.66	First Amendment to the Plumas Bank Amended and Restated Director Retirement Agreement for Jerry V. Kehr adopted on September 19, 2007, is included as Exhibit 10.66 to the Registrant’s 8-K filed on September 25, 2007, which is incorporated by this reference herein.

10.67	First Amendment to the Plumas Bank Amended and Restated Director Retirement Agreement for Terrance J. Reeson adopted on September 19, 2007, is included as Exhibit 10.67 to the Registrant’s 8-K filed on September 25, 2007, which is incorporated by this reference herein.

10.68	First Amendment to the Plumas Bank Amended and Restated Director Retirement Agreement for Thomas Watson adopted on September 19, 2007, is included as Exhibit 10.68 to the Registrant’s 8-K filed on September 25, 2007, which is incorporated by this reference herein.

10.69	First Amendment to the Plumas Bank Amended and Restated Director Retirement Agreement for Daniel E. West adopted on September 19, 2007, is included as Exhibit 10.69 to the Registrant’s 8-K filed on September 25, 2007, which is incorporated by this reference herein.

10.70	First Amendment to the Plumas Bank Amended and Restated Director Retirement Agreement for Gerald W. Fletcher adopted on October 9, 2007, is included as Exhibit 10.70 to the Registrant’s 10-Q for September 30, 2007, which is incorporated by this reference herein.

11	Computation of per share earnings appears in the attached 10-Q under Plumas Bancorp and Subsidiary Notes to Condensed Consolidated Financial Statements as Footnote 5 — Earnings Per Share.

31.1	Rule 13a-14(a) [Section 302] Certification of Principal Financial Officer dated May 9, 2008.

31.2	Rule 13a-14(a) [Section 302] Certification of Principal Executive Officer dated May 9, 2008.

32.1	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 dated May 9, 2008.

32.2	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 dated May 9, 2008.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
PLUMAS BANCORP
(Registrant)
Date: May 9, 2008

/s/ Andrew J. Ryback
Andrew J. Ryback
Executive Vice President Chief Financial Officer

/s/ Douglas N. Biddle
Douglas N. Biddle
President and Chief Executive Officer