Form 10-Q
period 2008-06-30
PLUMAS BANCORP
filed 2008-08-08
CIK 1168455

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED June 30, 2008

☐	TRANSITION REPORT UNDER SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE TRANSITION PERIOD FROM ________ TO ________
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of August 4, 2008 4,810,210 shares

PART I – FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
PLUMAS BANCORP
CONDENSED CONSOLIDATED BALANCE SHEET
(Unaudited)
(In thousands, except share data)

	June 30,	December 31,
	2008	2007

Assets
Cash and due from banks	$15,903	$13,207
Federal funds sold	—	—

Cash and cash equivalents	15,903	13,207
Investment securities (fair value of $46,864 at June 30, 2008 and $55,367 at December 31, 2007)	46,935	55,292
Loans, less allowance for loan losses of $4,455 at June 30, 2008 and $4,211 at December 31, 2007 (Notes 3 and 4)	352,502	349,302
Premises and equipment, net	15,474	14,666
Intangible assets, net	908	1,037
Bank owned life insurance	9,594	9,428
Real estate and vehicles acquired through foreclosure	2,425	537
Accrued interest receivable and other assets	9,242	9,646

Total assets	$452,983	$453,115

Liabilities and Shareholders’ Equity

Deposits:
Non-interest bearing	$114,625	$111,240
Interest bearing	260,404	280,700

Total deposits	375,029	391,940
Short-term borrowings	24,500	7,500
Accrued interest payable and other liabilities	6,355	6,226
Junior subordinated deferrable interest debentures	10,310	10,310

Total liabilities	416,194	415,976

Commitments and contingencies (Note 4)	—	—

Shareholders’ equity (Notes 5, 7 and 10):
Serial preferred stock, no par value; 10,000,000 shares authorized, none issued	—	—
Common stock, no par value; 22,500,000 shares authorized; issued and outstanding – 4,819,858 shares at June 30, 2008 and 4,869,130 shares at December 31, 2007	5,158	5,042
Retained earnings	31,665	32,204
Accumulated other comprehensive loss (Note 6)	(34)	(107)

Total shareholders’ equity	36,789	37,139

Total liabilities and shareholders’ equity	$452,983	$453,115

See notes to unaudited condensed consolidated financial statements.

PLUMAS BANCORP
CONDENSED CONSOLIDATED STATEMENT OF INCOME
(Unaudited)
(In thousands, except per share data)

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2008	2007	2008	2007
Interest Income:
Interest and fees on loans	$5,966	$7,105	$12,190	$14,010
Interest on investment securities:
Taxable	358	447	769	966
Exempt from Federal income taxes	128	132	255	266
Interest on Federal funds sold	1	5	2	8

Total interest income	6,453	7,689	13,216	15,250

Interest Expense:
Interest on deposits	1,124	1,808	2,670	3,484
Interest on short-term borrowings	61	250	95	436
Interest on junior subordinated deferrable interest debentures	138	208	329	414
Other	6	5	10	11

Total interest expense	1,329	2,271	3,104	4,345

Net interest income before provision for loan losses	5,124	5,418	10,112	10,905
Provision for Loan Losses	470	125	990	375

Net interest income after provision for loan losses	4,654	5,293	9,122	10,530

Non-Interest Income:
Service charges	969	902	1,922	1,757
Earnings on Bank owned life insurance policies	104	104	207	205
Other	317	289	587	605

Total non-interest income	1,390	1,295	2,716	2,567

Non-Interest Expenses:
Salaries and employee benefits	2,710	2,640	5,466	5,468
Occupancy and equipment	975	879	1,934	1,789
Other	1,293	1,222	2,514	2,492

Total non-interest expenses	4,978	4,741	9,914	9,749

Income before provision for income taxes	1,066	1,847	1,924	3,348
Provision for Income Taxes	369	713	651	1,266

Net income	$697	$1,134	$1,273	$2,082

Basic earnings per share (Note 5)	$0.14	$0.23	$0.26	$0.42

Diluted earnings per share (Note 5)	$0.14	$0.23	$0.26	$0.41

Cash dividends per share	$0.16	$0.15	$0.16	$0.15

See notes to unaudited condensed consolidated financial statements.

PLUMAS BANCORP
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited)
(In thousands)

	For the Six Months
	Ended June 30,
	2008	2007
Cash Flows from Operating Activities:
Net income	$1,273	$2,082
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	990	375
Change in deferred loan origination costs/fees, net	164	197
Depreciation and amortization	1,014	1,124
Stock-based compensation expense	144	131
Amortization of investment security premiums	32	96
Accretion of investment security discounts	(32)	(33)
Net loss on disposal/sale of premises and equipment	7	29
Net loss (gain) on sale of vehicles owned	11	(28)
Earnings on Bank owned life insurance policies	(166)	(166)
Write-down of other real estate to market value	39	—
Decrease (increase) in accrued interest receivable and other assets	178	(33)
Decrease in accrued interest payable and other liabilities	(291)	(589)

Net cash provided by operating activities	3,363	3,185

Cash Flows from Investing Activities:
Proceeds from matured and called available-for-sale investment securities	7,975	15,875
Proceeds from matured and called held-to-maturity investment securities	—	26
Purchases of available-for-sale investment securities	(993)	—
Proceeds from principal repayments from available-for-sale government-guaranteed mortgage-backed securities	1,499	1,526
Net increase in loans	(6,509)	(3,750)
Proceeds from sale of other vehicles	217	176
Purchase of premises and equipment	(1,526)	(647)

Net cash provided by investing activities	663	13,206

Continued on next page.

PLUMAS BANCORP
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited)
(In thousands)
(Continued)

	For the Six Months
	Ended June 30,
	2008	2007
Cash Flows from Financing Activities:
Net increase (decrease) in demand, interest bearing and savings deposits	$3,154	$(23,441)
Net (decrease) increase in time deposits	(20,065)	21,929
Net increase (decrease) in short-term borrowings	17,000	(7,700)
Net proceeds from exercise of stock options	21	17
Payment of cash dividends	(770)	(750)
Repurchase and retirement of common stock	(670)	(1,054)

Net cash used in financing activities	(1,330)	(10,999)

Increase in cash and cash equivalents	2,696	5,392
Cash and Cash Equivalents at Beginning of Year	13,207	11,293

Cash and Cash Equivalents at End of Period	$15,903	$16,685

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:
Interest expense	$3,434	$4,026
Income taxes	$975	$1,625

Non-Cash Investing Activities:
Real estate and vehicles acquired through foreclosure	$2,155	$340
Net change in unrealized loss on available-for-sale securities	$73	$87

Non-Cash Financing Activities:
Common stock retired in connection with the exercise of stock options	$—	$49
Cumulative effect of adopting EITF 06-04	$420	$—
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
2. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
The condensed consolidated financial statements include the accounts of the Company and the accounts of its wholly-owned subsidiary, Plumas Bank. Plumas Statutory Trust I and Plumas Statutory Trust II are not consolidated into the Company’s consolidated financial statements and, accordingly, are accounted for under the equity method. In the opinion of management, the unaudited condensed consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the Company’s financial position at June 30, 2008 and December 31, 2007 and its results of operations for the three-month and six-month periods ended June 30, 2008 and 2007 and its cash flows for the six-month periods ended June 30, 2008 and 2007. Certain reclassifications have been made to prior period’s balances to conform to classifications used in 2008.
The unaudited condensed consolidated financial statements of the Company have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim reporting on Form 10-Q. Accordingly, certain disclosures normally presented in the notes to the annual consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been omitted. The Company believes that the disclosures are adequate to make the information not misleading. These interim financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s 2007 Annual Report to Shareholders on Form 10-K. The results of operations for the three-month and six-month periods ended June 30, 2008 may not necessarily be indicative of future operating results. In preparing such financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the balance sheet and revenues and expenses for the periods reported. Actual results could differ significantly from those estimates.
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

3. LOANS
Outstanding loans are summarized below, in thousands:

	June 30,	December 31,
	2008	2007
Commercial	$41,081	$39,584
Agricultural	36,311	35,762
Real estate – mortgage	143,565	128,357
Real estate – construction and land development	70,949	76,478
Consumer	64,651	72,768

	356,557	352,949
Deferred loan costs, net	400	564
Allowance for loan losses	(4,455)	(4,211)

	$352,502	$349,302

4. COMMITMENTS AND CONTINGENCIES
The Company is party to claims and legal proceedings arising in the ordinary course of business. In the opinion of the Company’s management, the amount of ultimate liability with respect to such proceedings will not have a material adverse effect on the financial condition or result of operations of the Company taken as a whole.
In the normal course of business, there are various outstanding commitments to extend credit, which are not reflected, in the financial statements, including loan commitments of $80,287,000 and $96,867,000 and stand-by letters of credit of $2,678,000 and $655,000 at June 30, 2008 and December 31, 2007, respectively.
Of the loan commitments outstanding at June 30, 2008, $19,195,000 are real estate construction loan commitments that are expected to fund within the next twelve months. The remaining commitments primarily relate to revolving lines of credit or other commercial loans, and many of these are expected to expire without being drawn upon. Therefore, the total commitments do not necessarily represent future cash requirements. Each loan commitment and the amount and type of collateral obtained, if any, are evaluated on an individual basis. Collateral held varies, but may include real property, bank deposits, debt or equity securities or business assets.
Stand-by letters of credit are conditional commitments written to guarantee the performance of a customer to a third party. These guarantees are primarily related to the purchases of inventory by commercial customers and are typically short-term in nature. Credit risk is similar to that involved in extending loan commitments to customers and accordingly, evaluation and collateral requirements similar to those for loan commitments are used. The deferred liability related to the Company’s stand-by letters of credit was not significant at June 30, 2008 or December 31, 2007.

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

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2008	2007	2008	2007
Earnings Per Share:
Basic earnings per share	$0.14	$0.23	$0.26	$0.42
Diluted earnings per share	$0.14	$0.23	$0.26	$0.41
Weighted Average Number of Shares Outstanding: (in thousands)
Basic shares	4,822	4,984	4,841	4,998
Diluted shares	4,849	5,029	4,868	5,050
Stock options not included in the computation of diluted earnings per share, due to their antidilutive effect, were 359,000 and 230,000 for the three months ended June 30, 2008 and 2007, respectively and 335,000 and 150,000 for the six months ended June 30, 2008 and 2007, respectively.
6. COMPREHENSIVE INCOME
Total comprehensive income for the three months ended June 30, 2008 and 2007 totaled $429,000 and $1,073,000, respectively. Comprehensive income is comprised of unrealized losses, net of taxes, on available-for-sale investment securities, which were $(268,000) and $(61,000) for the three months ended June 30, 2008 and 2007, respectively, together with net income.
Total comprehensive income for the six months ended June 30, 2008 and 2007 totaled $1,346,000 and $2,169,000, respectively. Comprehensive income is comprised of unrealized gains, net of taxes, on available-for-sale investment securities, which were $73,000 and $87,000 for the six months ended June 30, 2008 and 2007, respectively, together with net income.
At June 30, 2008 and December 31, 2007, accumulated other comprehensive loss, net of taxes, totaled $34,000 and $107,000, respectively, and is reflected as a component of shareholders’ equity.
7. STOCK-BASED COMPENSATION
In 2001 and 1991, the Company established Stock Option Plans for which 883,461 shares of common stock remain reserved for issuance to employees and directors and 401,459 shares are available for future grants under incentive and nonstatutory agreements as of June 30, 2008. The Company granted 90,300 and 155,700 options during the six months ended June 30, 2008 and 2007 respectively. The weighted average grant date fair value of options granted for the six months ended June 30, 2008 and 2007 was $2.54 and $4.53, respectively.
Compensation cost related to stock options recognized in operating results under SFAS No. 123R was $75,000 and $78,000 for the quarters ended June 30, 2008 and 2007, respectively. The associated future income tax benefit recognized was $6,000 for the quarters ended June 30, 2008 and 2007. Compensation cost related to stock options recognized in operating results under SFAS No. 123R was $144,000 and $131,000 in the six months ended June 30, 2008 and 2007, respectively. Compensation expense is recognized over the vesting period of the stock options on a straight-line basis. The associated future income tax benefit recognized was $12,000 for both of the six months ended June 30, 2008 and 2007.
In accordance with SFAS 123 (R) the Company has presented excess tax benefits from the exercise of stock-based compensation awards as a financing activity in the consolidated statement of cash flows.

The following table summarizes information about stock option activity for the six months ended June 30, 2008:

			Weighted
			Average
		Weighted	Remaining
		Average	Contractual
		Exercise	Term	Intrinsic Value
	Shares	Price	(in years)	(in thousands)
Options outstanding at December 31, 2007	395,772	$13.37
Options granted	90,300	12.40
Options exercised	(3,200)	6.59
Options cancelled	(870)	15.59

Options outstanding at June 30, 2008	482,002	$13.23	6.0	$152

Options exercisable at June 30, 2008	243,411	$11.96	5.1	$152

Expected to vest after June 30, 2008	238,591	$14.53	7.0	$—

The total intrinsic value of options (which is the amount by which the stock price exceeded the exercise price of the options on the date of exercise) exercised during the six months ended June 30, 2008 was $18,000. During the six months ended June 30, 2008, the amount of cash received from the exercise of stock options was $21,000.
At June 30, 2008, there was $702,000 of total unrecognized compensation cost related to non-vested stock option awards which is expected to be recognized over a weighted-average period of 2.7 years. The total fair value of options vested during the six months ended June 30, 2008 was $172,000.
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
When tax returns are filed, it is highly certain that some positions taken would be sustained upon examination by the taxing authorities, while others are subject to uncertainty about the merits of the position taken or the amount of the position that would be ultimately sustained. The benefit of a tax position is recognized in the financial statements in the period during which, based on all available evidence, management believes it is more likely than not that the position will be sustained upon examination, including the resolution of appeals or litigation processes, if any. Tax positions that meet the more-likely-than-not recognition threshold are measured as the largest amount of tax benefit that is more than 50 percent likely of being realized upon settlement with the applicable taxing authority. The portion of the benefits associated with tax positions taken that exceeds the amount measured as described above is reflected as a liability for unrecognized tax benefits in the accompanying condensed consolidated balance sheet along with any associated interest and penalties that would be payable to the taxing authorities upon examination. The Company recognizes accrued interest and penalties, if any, related to unrecognized tax benefits as a component of tax expense in the condensed consolidated statements of income. There have been no significant changes to unrecognized tax benefits or accrued interest and penalties for the six months ended June 30, 2008.

9. FAIR VALUE MEASUREMENT
On January 1, 2008, the Company adopted Financial Accounting Standards Board (FASB) Statement No. 157 (SFAS 157), Fair Value Measurements. SFAS 157 defines fair value, establishes a framework for measuring fair value under GAAP and expands disclosures about fair value measurements. There was no cumulative effect adjustment to beginning retained earnings recorded upon adoption and no impact on the financial statements in the first six months of 2008.
The following tables present information about the Company’s assets and liabilities measured at fair value on a recurring and non recurring basis as of June 30, 2008, and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value based on the hierarchy:
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
Assets and liabilities measured at fair value on a recurring basis are summarized below:

Fair Value Measurements at June 30, 2008 Using
Quoted Prices in
		Active Markets for	Significant Other	Significant
		Identical Assets	Observable Inputs	Unobservable Inputs
(in 000’s)	June 30, 2008	(Level 1)	(Level 2)	(Level 3)

Assets:
Available-for-sale securities	$33,449	$20,156	$13,293	$—

The fair value of securities available for sale equals quoted market price, if available. If quoted market prices are not available, fair value is determined using quoted market prices for similar securities. Changes in fair market value are recorded in other comprehensive income.
Financial assets and liabilities measured at fair value on a non-recurring basis are summarized below:

Fair Value Measurements at June 30, 2008 Using
Quoted Prices in
		Active Markets for	Significant Other	Significant
		Identical Assets	Observable Inputs	Unobservable Inputs
(in 000’s)	June 30, 2008	(Level 1)	(Level 2)	(Level 3)

Assets:
Impaired loans	$1,659	$—	$1,659	$—

Impaired loans, all of which are measured for impairment using the fair value of the collateral as they are collateral dependent loans, had a principal balance of $1,870,000 with a related valuation allowance of $211,000 at June 30, 2008. Declines in the collateral values of impaired loans during the first six months of 2008 were $134,000 which was reflected as additional specific allocations of the allowance for loan losses.
10. STOCK REPURCHASE
In connection with the Company’s stock repurchase plan for the year ending December 31, 2008, a total of 52,472 shares were repurchased during the six months ended June 30, 2008 at an average price of $12.77 per share. Management of the Company is authorized to repurchase an additional 191,528 shares; however, the Board of Directors may suspend, terminate or modify the repurchase plan at any time.

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
INTRODUCTION
The following discussion and analysis sets forth certain statistical information relating to the Company as of June 30, 2008 and December 31, 2007 and for the three and six month periods ended June 30, 2008 and 2007. This discussion should be read in conjunction with the condensed consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q and the consolidated financial statements and notes thereto included in Plumas Bancorp’s Annual Report filed on Form 10-K for the year ended December 31, 2007.
Plumas Bancorp trades on The NASDAQ Capital Market under the ticker symbol “PLBC”.
CASH DIVIDEND
On April 16, 2008, the Company declared a semi-annual common stock cash dividend of $0.16 per share. This represents a 7% increase in the semi-annual cash dividend per share from 15 cents paid on May 14, 2007. The dividend was paid on May 16, 2008 to its shareholders of record on April 30, 2008.
CRITICAL ACCOUNTING POLICIES
There have been no changes to the Company’s critical accounting policies from those disclosed in the Company’s 2007 Annual Report to Shareholders’ on Form 10-K.
OVERVIEW
The Company’s net income declined by $809 thousand, or 39%, to $1.27 million for the six months ended June 30, 2008 from $2.08 million for the same period in 2007. This decline in net income resulted from a decline in net interest income of $793 thousand and an increase in the provision for loan losses of $615 thousand. An increase of $165 thousand in non-interest expense was mostly offset by an increase of $149 thousand in non-interest income. Related to the reduction in pre-tax earnings the provision for income taxes declined by $615 thousand.

Total assets remained consistent at $453 million at both December 31, 2007 and June 30, 2008. Net loans increased by $3.2 million from $349.3 million at December 31, 2007 to $352.5 million at June 30, 2008. Investment securities declined by $8.4 million from $55.3 million at December 31, 2007 to $46.9 million at June 30, 2008. This decline in investment securities was offset by an increase in cash of $2.7 million, an increase in real estate and vehicles acquired through foreclosure of $1.9 million and provided funding for the $3.2 million increase in loans. Short-term borrowings increased by $17 million from $7.5 million at December 31, 2007 to $24.5 million at June 30, 2008. The increase in short-term borrowings offset a decrease in deposits of $16.9 million from $391.9 million at December 31, 2007 to $375.0 million at June 30, 2008. Total shareholders’ equity decreased slightly from $37.1 million at December 31, 2007 to $36.8 million at June 30, 2008.
The annualized return on average assets was 0.57% for the six months ended June 30, 2008 down from 0.90% for the same period in 2007. The annualized return on average equity was 6.9% for the six months ended June 30, 2008 down from 11.5% for the same period in 2007.
RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED JUNE 30, 2008
Net interest income before provision for loan losses. Net interest income, on a nontax-equivalent basis, for the six months ended June 30, 2008 was $10.1 million, a decline of $793 thousand from the $10.9 million earned during the same period in 2007. Decreases in the yields and the average level of the Company’s loan portfolio along with a reduction in the average balance of investment securities were partially offset by declines in the average balances and rates paid on deposits and short-term borrowings and a decline in the rate paid on junior subordinated debentures.
Interest income declined by $2.0 million, or 13%, to $13.2 million for the six months ended June 30, 2008. Interest and fees on loans decreased by $1.8 million from $14.0 million for the six months ended June 30, 2007 to $12.2 million during the current six-month period. The Company’s average loan balances were $351.5 million for the six months ended June 30, 2008, down $5.5 million, or 2%, from the $357.0 million for the same period in 2007. The average rate earned on the Company’s loan balances decreased 93 basis points to 6.98% during the first six months of 2008 from 7.91% during the first six months of 2007. During this same period the average prime rate declined by 260 basis points. The decline in prime rate is reflective of the 325 basis point reduction made by the Federal Reserve Board since September 2007. At June 30, 2008 approximately 66% of the Company’s loan portfolio was variable rate of which approximately 37% is indexed to the prime interest rate.
Interest on investment securities decreased by $208 thousand, as an increase in yield of 31 basis points was offset by a decline in average investment securities of $15.5 million. The decrease in the overall investment portfolio resulted from maturities, calls and pay downs that were used to provide funding for loan growth and liquidity.
Interest expense decreased $1.2 million, or 29%, to $3.1 million for the six months ended June 30, 2008, down from $4.3 million for the same period in 2007, due to the decrease in both the rates paid on our interest bearing liabilities and in the average balances. Average interest bearing liabilities declined by $19.6 million from $314.7 million during the six months ended June 30, 2007 to $295.1 million during the current period. Average interest bearing deposits declined by $10.9 million and average short-term borrowings declined by $8.7 million over the same periods.
Interest expense on deposits declined by $814 thousand primarily related to the decline of $390 thousand in interest expense on NOW accounts and the $297 thousand decline in time deposit interest expense. In addition, interest on money market and savings accounts declined by $127 thousand. The average rate paid on the Company’s interest bearing deposits declined 50 basis points from 2.44% for the six months ended June 30, 2007 to 1.94% during the current six month period. The average balance of interest bearing deposits declined by $10.9 million from $287.8 million during the six months ended June 30, 2007 to $276.9 million during the six months ended June 30, 2008.

The decline in NOW account interest expense was primarily related to a reduction in the rate paid on our Money Fund Plu$ balances and is consistent with recent declines in market interest rates. Money Fund Plus$ is an interest bearing checking account designed to pay rates comparable to those available on a typical brokerage account. The average balance of NOW accounts declined by $4.0 million from $78.5 million during the six months ended June 30, 2007 to $74.5 million during the current six-month period.
Average time deposits totaled $118.9 million during the first six months of 2008, up $4.0 million from $114.9 million during the six months ended June 30, 2007. The average rate paid on time deposits decreased 65 basis points from 4.25% during the six months ended June 30, 2007 to 3.60% during the same period in 2008.
During 2007 the Company offered a promotional short-term time deposit product which we continued offering until February of 2008. At June 30, 2008 almost all of these promotional short-term time deposits have matured. The decline in the rate paid on time deposits includes the maturity of the promotional time deposit product, some of which have been renewed at lower rates, and a decline in rates paid on new and renewed time deposits.
Interest expense on short-term borrowings decreased by $341 thousand from $436 thousand during the 2007 period to $95 thousand for the six months ended June 30, 2008. This decline resulted from a decrease in the average balance outstanding of $8.7 million and a decline in the rate paid on these borrowings of 289 basis points. The average rate paid on the Company’s trust preferred securities (junior subordinated debentures) decreased 168 basis points to 6.42% for the six months ended June 30, 2008 from 8.10% during the same period in 2007. The rate on the trust preferred securities is tied to the LIBOR rate and will fluctuate with changes in LIBOR; however the rate resets quarterly so the effect of recent declines in LIBOR were not fully reflected in the rate paid during the six months ended June 30, 2008.
As a result of the changes noted above, the net interest margin for the six months ended June 30, 2008 decreased 14 basis points to 5.05%, down from 5.19% for the same period in 2007.

The following table presents for the six-month periods indicated the distribution of consolidated average assets, liabilities and shareholders’ equity. It also presents the amounts of interest income from interest earning assets and the resultant annualized yields expressed in both dollars and annualized yield percentages, as well as the amounts of interest expense on interest bearing liabilities and the resultant cost expressed in both dollars and annualized rate percentages. Average balances are based on daily averages. Nonaccrual loans are included in the calculation of average loans while nonaccrued interest thereon is excluded from the computation of yields earned:

	For the Six Months Ended June 30, 2008			For the Six Months Ended June 30, 2007
	Average Balance	Interest	Yield/	Average Balance	Interest	Yield/
	(in thousands)	(in thousands)	Rate	(in thousands)	(in thousands)	Rate

Interest-earning assets:
Loans (1) (2)	$351,450	$12,190	6.98%	$356,958	$14,010	7.91%
Investment securities (1)	50,779	1,024	4.06%	66,310	1,232	3.75%
Federal funds sold	164	2	2.45%	254	8	6.35%

Total interest-earning assets	402,393	13,216	6.60%	423,522	15,250	7.26%

Cash and due from banks	11,947			12,653
Other assets	31,842			32,440

Total assets	$446,182			$468,615

Interest-bearing liabilities:
NOW deposits	$74,518	323	0.87%	$78,522	713	1.83%
Money market deposits	36,037	137	0.76%	42,010	198	0.95%
Savings deposits	47,404	83	0.35%	52,327	149	0.57%
Time deposits	118,912	2,127	3.60%	114,890	2,424	4.25%

Total deposits	276,871	2,670	1.94%	287,749	3,484	2.44%

Short-term borrowings	7,633	95	2.50%	16,324	436	5.39%
Other interest-bearing liabilities	309	10	6.51%	301	11	7.36%
Junior subordinated debentures	10,310	329	6.42%	10,310	414	8.10%

Total interest-bearing liabilities	295,123	3,104	2.12%	314,684	4,345	2.78%

Non-interest bearing deposits	108,142			112,658
Other liabilities	5,570			4,669
Shareholders’ equity	37,347			36,604

Total liabilities & equity	$446,182			$468,615

Cost of funding interest-earning assets (3)			1.55%			2.07%
Net interest income and margin (4)		$10,112	5.05%		$10,905	5.19%

(1)	Not computed on a tax-equivalent basis.

(2)	Net loan costs included in loan interest income for the six-month periods ended June 30, 2008 and 2007 were $151 thousand and $254 thousand, respectively.

(3)	Total annualized interest expense divided by the average balance of total earning assets.

(4)	Annualized net interest income divided by the average balance of total earning assets.

The following table sets forth changes in interest income and interest expense for the six-month periods indicated and the amount of change attributable to variances in volume, rates and the combination of volume and rates based on the relative changes of volume and rates:

	2008 over 2007 change in net interest income
	for the six months ended June 30
	(in thousands)
	Volume (1)	Rate (2)	Mix (3)	Total

Interest-earning assets:
Loans	$(217)	$(1,668)	$65	$(1,820)
Investment securities	(289)	102	(21)	(208)
Federal funds sold	(3)	(5)	2	(6)

Total interest income	(509)	(1,571)	46	(2,034)

Interest-bearing liabilities:
NOW deposits	(36)	(375)	21	(390)
Money market deposits	(28)	(39)	6	(61)
Savings deposits	(14)	(58)	6	(66)
Time deposits	85	(376)	(6)	(297)
Short-term borrowings	(233)	(234)	126	(341)
Other interest-bearing liabilities	—	(1)	—	(1)
Junior subordinated debentures	—	(85)	—	(85)

Total interest expense	(226)	(1,168)	153	(1,241)

Net interest income	$(283)	$(403)	$(107)	$(793)

(1)	The volume change in net interest income represents the change in average balance divided by the previous year’s rate.

(2)	The rate change in net interest income represents the change in rate multiplied by the previous year’s average balance.

(3)	The mix change in net interest income represents the change in average balance multiplied by the change in rate.
Provision for loan losses. In response to an increase in the level of net loan charge-offs and our evaluation of the adequacy of the allowance for loan losses in the current economic environment, particularly related to the decline in real estate values, the Company increased its loan loss provision from $375 thousand during the first six months of 2007 to $990 thousand during the current six-month period. Management assesses its loan quality monthly to maintain an adequate allowance for loan losses. Based on information currently available, management believes that the allowance for loan losses is adequate to absorb probable losses in the portfolio. However, no assurance can be given that the Company may not sustain charge-offs which are in excess of the allowance in any given period. The Company’s loan portfolio composition and non-performing assets are further discussed under the financial condition section below.
Non-interest income. During the six months ended June 30, 2008, total non-interest income increased $149 thousand, or 6%, to $2.7 million, up from $2.6 million for the comparable period in 2007. The largest component of this increase was a $165 thousand increase in service charges on deposit accounts resulting from a change in fee structure instituted during mid 2007. Related to the expansion of our SBA lending activities; gains on the sale of loans increased by $52 thousand to $79 thousand for the six months ended June 30, 2008. Partially offsetting these increases was a decline of $39 thousand in the gain recorded on the sale of repossessed vehicles from $28 thousand during the first half of 2007 to a loss of $11 thousand during the six months ended June 30, 2008.

The following table describes the components of non-interest income for the six-month periods ending June 30, 2008 and 2007, dollars in thousands:

	For the Six Months
	Ended June 30,		Dollar	Percentage
	2008	2007	Change	Change
Service charges on deposit accounts	$1,922	$1,757	$165	9.4%
Earnings on life insurance policies	207	206	1	0.5%
Merchant processing income	125	127	(2)	-1.6%
Gain on sale of loans	79	27	52	192.6%
Investment services income	78	85	(7)	-8.2%
Official check fees	63	80	(17)	-21.3%
Customer service fees	57	60	(3)	-5.0%
Federal Home Loan Bank dividends	57	56	1	1.8%
Loan servicing fees	41	60	(19)	-31.7%
Safe deposit box and night depository income	34	35	(1)	-2.9%
Other deposit account fees	17	21	(4)	-19.0%
Printed check fee income	15	21	(6)	-28.6%
(Loss) gain on sale of vehicles	(11)	28	(39)	-139.3%
Other	32	4	28	700.0%

Total non-interest income	$2,716	$2,567	$149	5.8%

Non-interest expenses. During the six months ended June 30, 2008, total non-interest expenses increased $165 thousand, or 2%, to $9.9 million, up from $9.7 million for the comparable period in 2007. The increase in non-interest expense was primarily the result of increases in occupancy and equipment expense, loan collection expenses and FDIC insurance premiums.
Additions to salary expense totaling $253 thousand related to expansion of our SBA lending activities, growth in our Reno loan production office and increases in staffing at our Redding branch were offset by decreases in salaries in other departments and an $80 thousand decrease in bonus expense resulting in virtually identical levels of salaries and related benefits during the comparison periods.
The largest increase in non-interest expense was a $145 thousand increase in occupancy and equipment costs primarily related to an increase in software related costs and an increase in occupancy costs at our Redding branch. Occupancy costs related to our Redding branch were abnormally high during the 2008 period which included costs of both a temporary facility and our permanent branch which opened in July, 2008. Consistent with the increase in nonperforming assets during the period (See page 23) loan collection expense, which includes costs related to acquiring and maintaining real estate acquired through foreclosure, increased by $78 thousand from $87 thousand during the six months ended June 30, 2007 to $165 thousand during the current period. Other expense increased by $90 thousand related to an increase in FDIC insurance premiums. During 2007 the Company was able to use its remaining credit balance with the FDIC to offset insurance premium billings. By the end of the first quarter of 2008 the credit balance had been fully utilized. A $32 thousand increase in insurance expense is primarily related to recognizing certain postretirement insurance costs for split dollar life insurance policies.
Partially offsetting the above increases in non-interest expense was a decline of $82 thousand in professional fees and declines in business development and advertising costs totaling $100 thousand. During the 2007 period professional fess included consulting costs associated with an outside evaluation of our core banking software requirements, other technology planning costs and costs associated with a strategic planning initiative. Similar costs were not incurred during the 2008 period. The savings in business development and advertising costs include reductions in our marketing budget, savings in promotional materials, and a decrease in seminar and conference costs.

The following table describes the components of non-interest expense for the six-month periods ending June 30, 2008 and 2007, dollars in thousands:

	For the Six Months
	Ended June 30,		Dollar	Percentage
	2008	2007	Change	Change
Salaries and employee benefits	$5,466	$5,468	$(2)	—%
Occupancy and equipment	1,934	1,789	145	8.1%
Outside service fees	348	324	24	7.4%
Professional fees	307	389	(82)	-21.1%
Business development	237	286	(49)	-17.1%
Advertising and shareholder relations	227	278	(51)	-18.3%
Telephone and data communication	198	169	29	17.2%
Director compensation	175	174	1	0.6%
Loan and collection expenses	165	87	78	89.7%
Armored car and courier	142	134	8	6.0%
Deposit premium amortization	129	150	(21)	-14.0%
Postage	120	121	(1)	-0.8%
Stationery and supplies	116	152	(36)	-23.7%
Insurance	116	84	32	38.1%
Other	234	144	90	62.5%

Total non-interest expense	$9,914	$9,749	$165	1.7%

Provision for income taxes. The provision for income taxes was $651 thousand, or 33.8% of pre-tax income for the six months ended June 30, 2008. This compares to $1.3 million or 37.8% of pre-tax income during the first half of 2007. The decrease of 4.0% reflects the effect of an increase, during 2008, in the percentage of tax-exempt income as a percentage of pre-tax income.
RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JUNE 30, 2008
Net Income. Net income decreased by $437 thousand, or 39% from $1.1 million during the second quarter of 2007 to $697 thousand during the second three months ended June 30, 2008. This decrease in net income resulted from a $294 thousand decline in net interest income, a $345 thousand increase in the provision for loan losses, and a $237 increase in non-interest expense, partially offset by a $95 thousand increase in non-interest income and a $344 thousand decrease in the provision for income taxes.
Net interest income before provision for loan losses. Net interest income, on a nontax-equivalent basis, was $5.1 million for the three months ended June 30, 2008, a decrease of $294 thousand, or 5%, from $5.4 million for the same period in 2007. The decline in net interest income was related to decreases in the yields and the level of the average loans outstanding along with a reduction in the average balance of investment securities which were mostly offset by a decline in the average balance and rate paid on deposit accounts and short-term borrowings and a decline in the rate paid on junior subordinated debentures.
Interest and fees on loans decreased by $1.1 million from $7.1 million for the three months ended June 30, 2007 to $6.0 million during the 2008 second quarter. The Company’s average loan balances were $351.7 million for the three months ended June 30, 2008, down $8.5 million, or 2%, from the $360.2 million for the same period in 2007. The average yield earned on loans decreased by 109 basis points from 7.91% during the second quarter of 2007 to 6.82% during the 2008 quarter. This decrease in yield primarily is reflective of the declines in market interest rates. During this same period the average prime interest rate declined by 317 basis points. At June 30, 2008 approximately 37% of Plumas Bank’s loans adjust with changes in the prime interest rate.

A 28 basis points increase in yield on investment securities was offset by a decrease of $13.5 million in the average balance outstanding resulting in a decrease of $93 thousand in interest earned on investment securities.
Interest expense decreased by $942 thousand, or 41%, to $1.3 million for the three months ended June 30, 2008, down from $2.3 million for the same period in 2007. Average interest bearing deposits declined by $16.3 million from $288.3 million during the second quarter of 2007 to $272.0 million during the current quarter. Primarily as a result of the maturity of promotional time deposits, average time deposits declined by $7.6 million from $120.1 million during the second quarter of 2007 to $112.5 million during the current quarter. Other categories of deposits declined as well including a $1.7 million decline in average NOW accounts, and a $7.0 million decline in average money market and savings accounts.
During 2008, the Company benefited from a reduction in market interest rates and, in the case of time deposits, the maturity of its short-term promotional time deposit product. Plumas Bank has decreased the rate paid on its interest bearing accounts resulting in a significant decline in deposit interest expense. The average rate paid on interest bearing deposits declined by 86 basis points from 2.52% during the three months ended June 30, 2007 to 1.66% during the current three month period. Related to a decline in the rate paid on our Money Fund Plu$ accounts, the average rate paid on NOW accounts has declined by 106 basis points from 1.78% during the second quarter of 2007 to 0.72% during the current quarter. The Company has also decreased the rates paid on money market, savings deposits and new and renewed time deposits. The average rate paid on time deposits declined by 119 basis points from 4.34% during the three months ended June 30, 2007 to 3.15% during the second quarter of 2008.
The average balance of short-term borrowings decreased from $18.6 million during the second quarter of 2007 to $11.2 million during the three months ended June 30, 2008. The average rate paid on these borrowings decreased by 321 basis points to 2.19% during the quarter ended June 30, 2008, down from 5.40% during the second quarter of 2007. The average rate paid on junior subordinated debentures declined by 271 basis points from 8.09% during the three months ended June 30, 2007 to 5.38% during the current quarter.
As a result of the changes noted above, the net interest margin for the three months ended June 30, 2008 increased slightly to 5.15%. This compares to a net interest margin of 5.14% for the same period in 2007.

The following table presents for the three-month periods indicated the distribution of consolidated average assets, liabilities and shareholders’ equity. It also presents the amounts of interest income from interest earning assets and the resultant annualized yields expressed in both dollars and annualized yield percentages, as well as, the amounts of interest expense on interest bearing liabilities and the resultant cost expressed in both dollars and annualized rate percentages. Average balances are based on daily averages. Nonaccrual loans are included in the calculation of average loans while nonaccrued interest thereon is excluded from the computation of yields earned:

	For the Three Months Ended June 30, 2008			For the Three Months Ended June 30, 2007
	Average Balance	Interest	Yield/	Average Balance	Interest	Yield/
	(in thousands)	(in thousands)	Rate	(in thousands)	(in thousands)	Rate

Interest-earning assets:
Loans (1) (2)	$351,679	$5,966	6.82%	$360,240	$7,105	7.91%
Investment securities (1)	48,471	486	4.03%	61,968	579	3.75%
Federal funds sold	150	1	2.68%	332	5	6.04%

Total interest-earning assets	400,300	6,453	6.48%	422,540	7,689	7.30%

Cash and due from banks	12,179			12,709
Other assets	32,016			32,267

Total assets	$444,495			$467,516

Interest-bearing liabilities:
NOW deposits	$75,759	136	0.72%	$77,457	343	1.78%
Money market deposits	35,544	68	0.77%	39,483	92	0.93%
Savings deposits	48,130	40	0.33%	51,180	72	0.56%
Time deposits	112,521	880	3.15%	120,156	1,301	4.34%

Total deposits	271,954	1,124	1.66%	288,276	1,808	2.52%

Short-term borrowings	11,209	61	2.19%	18,570	250	5.40%
Other interest-bearing liabilities	309	6	7.81%	302	5	6.64%
Junior subordinated debentures	10,310	138	5.38%	10,310	208	8.09%

Total interest-bearing liabilities	293,782	1,329	1.82%	317,458	2,271	2.87%

Non-interest bearing deposits	108,094			109,072
Other liabilities	5,400			4,360
Shareholders’ equity	37,219			36,626

Total liabilities & equity	$444,495			$467,516

Cost of funding interest-earning assets (3)			1.33%			2.16%
Net interest income and margin (4)		$5,124	5.15%		$5,418	5.14%

(1)	Not computed on a tax-equivalent basis.

(2)	Net loan costs included in loan interest income for the three-month periods ended June 30, 2008 and 2007 were $74 thousand and $107 thousand, respectively.

(3)	Total interest expense divided by the average balance of total earning assets.

(4)	Net interest income divided by the average balance of total earning assets.

The following table sets forth changes in interest income and interest expense for the three-month periods indicated and the amount of change attributable to variances in volume, rates and the combination of volume and rates based on the relative changes of volume and rates:

	2008 over 2007 change in net interest income
	for the three months ended June 30
	(in thousands)
	Volume (1)	Rate (2)	Mix (3)	Total

Interest-earning assets:
Loans	$(169)	$(974)	$4	$(1,139)
Investment securities	(126)	44	(11)	(93)
Federal funds sold	(3)	(3)	2	(4)

Total interest income	(298)	(933)	(5)	(1,236)

Interest-bearing liabilities:
NOW deposits	(8)	(203)	4	(207)
Money market deposits	(9)	(16)	1	(24)
Savings deposits	(4)	(29)	1	(32)
Time deposits	(82)	(358)	19	(421)
Short-term borrowings	(99)	(148)	58	(189)
Other interest-bearing liabilities	—	1	—	1
Junior subordinated debentures	—	(70)	—	(70)

Total interest expense	(202)	(823)	83	(942)

Net interest income	$(96)	$(110)	$(88)	$(294)

(1)	The volume change in net interest income represents the change in average balance divided by the previous year’s rate.

(2)	The rate change in net interest income represents the change in rate divided by the previous year’s average balance.

(3)	The mix change in net interest income represents the change in average balance multiplied by the change in rate.
Provision for loan losses. In response to an increase in the level of net loan charge-offs and our evaluation of the adequacy of the allowance for loan losses in the current economic environment, particularly related to the decline in real estate values, we increased our provision for loan losses. The Company recorded $470 thousand in provision for loan losses for the three months ended June 30, 2008 compared to the $125 thousand for the three months ended June 30, 2007. Management assesses its loan quality monthly to maintain an adequate allowance for loan losses. Based on information currently available, management believes that the allowance for loan losses is adequate to absorb potential risks in the portfolio. However, no assurance can be given that the Company may not sustain charge-offs which are in excess of the allowance in any given period. The Company’s loan portfolio composition and non-performing assets are further discussed under the financial condition section below.
Non-interest income. During the three months ended June 30, 2008, total non-interest income increased by $95 thousand from the same period in 2007. Service charge income increased by $67 thousand resulting from a change in fee structure instituted during mid 2007. Related to the expansion of our SBA lending activities; gains on the sale of loans totaled $61 thousand during the second quarter of 2008. There were no loan sales during the three months ended June 30, 2007. Partially offsetting these increases in non-interest income was a decline of $19 thousand in the gain recorded on the sale of repossessed vehicles from $8 thousand during 2007 to a loss of $11 thousand during the three months ended June 30, 2008.

The following table describes the components of non-interest income for the three-month periods ending June 30, 2008 and 2007, dollars in thousands:

	For the Three Months
	Ended June 30,		Dollar	Percentage
	2008	2007	Change	Change
Service charges on deposit accounts	$969	$902	$67	7.4%
Earnings on life insurance policies	104	104	—	—%
Merchant processing income	62	67	(5)	-7.5%
Gain on sale of loans	61	—	61	—%
Investment services income	43	33	10	30.3%
Federal Home Loan Bank dividends	29	25	4	16.0%
Customer service fees	28	30	(2)	-6.7%
Official check fees	25	39	(14)	-35.9%
Loan servicing fees	20	35	(15)	-42.9%
Safe deposit box and night depository income	17	17	—	—%
Other deposit account fees	8	10	(2)	-20.0%
Printed check fee income	4	6	(2)	-33.3%
(Loss) gain on sale of vehicles	(11)	8	(19)	-237.5%
Other	31	19	12	63.2%

Total non-interest income	$1,390	$1,295	$95	7.3%

Non-interest expenses. During the three months ended June 30, 2008, total non-interest expenses increased $237 thousand, or 5%, to $5.0 million, up from $4.7 million for the comparable period in 2007. The increase in non-interest expense was primarily the result of increases in salaries, occupancy and equipment expense, loan collection expenses and FDIC insurance premiums.
Additions to salary expense totaling $147 thousand were related to expansion of our SBA lending activities, growth in our Reno loan production office and increases in staffing at our Redding branch. These costs were partially offset by an increase in the deferral of loan origination costs and a reduction in staffing in other areas.
Occupancy and equipment expense increased by $96 thousand of which $82 thousand is related to our Redding branch. Occupancy costs related to the Redding branch were abnormally high during the 2008 period which included costs of both a temporary facility and our permanent branch which opened in July, 2008. Consistent with the increase in nonperforming assets during the period (See page 23) loan collection expense increased by $56 thousand from $43 thousand during the three months ended June 30, 2007 to $99 thousand during the current period. Other expense increased by $111 thousand primarily related to an increase in FDIC insurance premiums. During 2007 the Company was able to use its remaining credit balance with the FDIC to offset insurance premium billings. By the end of the first quarter of 2008 the credit balance had been fully utilized. A $30 thousand increase in telephone and data communication expense was primarily related to credits utilized to reduce expense during the 2007 period.
Partially offsetting the above increases in non-interest expense was a decline of $38 thousand in professional fees and declines in business development and advertising costs totaling $81 thousand. During the 2007 period professional fess included consulting costs associated with technology planning and with a strategic planning initiative. Similar costs were not incurred during the 2008 period. The savings in business development and advertising costs are primarily related to a decrease in seminar and conference costs and a reduction in the marketing budget.

The following table describes the components of non-interest expense for the three-month periods ending June 30, 2008 and 2007, dollars in thousands:

	For the Three Months
	Ended June 30,		Dollar	Percentage
	2008	2007	Change	Change
Salaries and employee benefits	$2,710	$2,640	$70	2.7%
Occupancy and equipment	975	879	96	10.9%
Outside service fees	178	168	10	6.0%
Professional fees	144	182	(38)	-20.9%
Advertising and shareholder relations	123	139	(16)	-11.5%
Loan and collection expenses	99	43	56	130.2%
Business development	96	161	(65)	-40.4%
Telephone and data communication	96	66	30	45.5%
Director compensation	83	81	2	2.5%
Armored car and courier	74	68	6	8.8%
Postage	62	61	1	1.6%
Insurance	59	47	12	25.5%
Stationery and supplies	58	75	(17)	-22.7%
Deposit premium amortization	54	75	(21)	-28.0%
Other	167	56	111	198.2%

Total non-interest expense	$4,978	$4,741	$237	5.0%

Provision for income taxes. The provision for income taxes was $369 thousand, or 34.6% of pre-tax income for the three months ended June 30, 2008. This compares to $713 thousand or 38.6% of pre-tax income during the second quarter of 2007. The decrease of 4% includes the effect of an increase, during 2008, in the percentage of tax-exempt income as a percentage of pre-tax income.
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
Loan portfolio composition. Net loans increased slightly from $349 million at December 31, 2007 to $353 million at June 30, 2008. The Company continues to manage the mix of its loan portfolio consistent with its identity as a community bank serving the financing needs of all sectors of the area it serves. Although the Company offers a broad array of financing options, it continues to concentrate its focus on small to medium sized commercial businesses. These commercial loans offer diversification as to industries and types of businesses, thus limiting material exposure in any industry concentrations. The Company offers both fixed and floating rate loans and obtains collateral in the form of real property, business assets and deposit accounts, but looks to business and personal cash flows as its primary source of repayment.

The Company’s largest lending categories are real estate mortgage loans, consumer loans and real estate construction loans. These categories accounted for approximately 40%, 18% and 20%, respectively of the Company’s total loan portfolio at June 30, 2008, compared with the approximate 36%, 21% and 22%, respectively of the Company’s total loan portfolio at December 31, 2007. In addition, the Company’s real estate related loans, including real estate mortgage loans, real estate construction loans, consumer equity lines of credit, and agricultural loans secured by real estate comprised 72% and 70% of the total loan portfolio at June 30, 2008 and December 31, 2007. The business activities of the Company currently are focused in the California counties of Plumas, Nevada, Placer, Lassen, Modoc, Shasta, and Sierra and in Washoe County in Northern Nevada. Consequently, the results of operations and financial condition of the Company are dependent upon the general trends in these economies and, in particular, the residential and commercial real estate markets. In addition, the concentration of the Company’s operations in these areas of Northeastern California and Northwestern Nevada exposes it to greater risk than other banking companies with a wider geographic base in the event of catastrophes, such as earthquakes, fires and floods in these regions.
The rates of interest charged on variable rate loans are set at specific increments in relation to the Company’s published lending rate and vary as the Company’s lending rate changes. At June 30, 2008 and December 31, 2007, approximately 66% and 63%, respectively, of the Company’s loan portfolio was compromised of variable rate loans. While real estate mortgage, commercial and consumer lending remain the foundation of the Company’s historical loan mix, some changes in the mix have occurred due to the changing economic environment and the resulting change in demand for certain loan types. In addition, the Company remains committed to the agricultural industry in Northeastern California and will continue to pursue high quality agricultural loans. Agricultural loans include both commercial and commercial real estate loans. The Company’s agricultural loan balances totaled $36 million at both June 30, 2008 and December 31, 2007.
Nonperforming assets. Nonperforming loans at June 30, 2008 were $1.9 million, a decrease of $700 thousand from the $2.6 million balance at December 31, 2007. Included in nonperforming loans are impaired loans with a principal balance of $1.9 million and a fair value of $1.7 million. The decrease in nonperforming loans primarily relates to loans that were transferred from nonperforming status to foreclosed real estate.
Nonperforming assets (which are comprised of nonperforming loans plus foreclosed real estate and repossessed vehicle holdings) at June 30, 2008 were $4.4 million, an increase of $1.2 million over the $3.2 million balance at December 31, 2007. Foreclosed real estate holdings increased from three properties totaling $0.4 million at December 31, 2007 to eleven properties totaling $2.4 million at June 30, 2008. This increase is primarily related to improved residential land properties.
Nonperforming loans as a percentage of total loans decreased to 0.55% at June 30, 2008 down from 0.75% at December 31, 2007. Nonperforming assets as a percentage of total assets increased to 0.96% at June 30, 2008 up from 0.70% at December 31, 2007.
Analysis of allowance for loan losses. Net charge-offs during the six months ended June 30, 2008 totaled $746 thousand, or 0.21% of average loans, compared to $113 thousand, or 0.03% of average loans, for the comparable period in 2007. Net charge-offs during the first six months of 2008 were comprised of $835 thousand of charge-offs offset by $89 thousand in recoveries, compared to $265 thousand of charge-offs offset by $152 thousand in recoveries for the same period in 2007. The increase in charge-offs primarily relates to a decline in real estate values during the comparison periods. The allowance for loan losses was 1.25% of total loans as of June 30, 2008 up from 1.19% as of December 31, 2007. Based on an evaluation of the credit quality of the loan portfolio and delinquency trends and charge-offs, management believes the allowance for loan losses to be adequate. However, no prediction of the ultimate level of loans charged off in future years can be made with any certainty.

The following table provides certain information for the six-month period indicated with respect to the Company’s allowance for loan losses as well as charge-off and recovery activity.

	For the Six Months
	Ended June 30,
	(in thousands)
	2008	2007
Balance at January 1,	$4,211	$3,917

Charge-offs:
Commercial and agricultural	(128)	—
Real estate mortgage	(68)	—
Real estate construction	(423)	(45)
Consumer	(216)	(220)

Total charge-offs	(835)	(265)

Recoveries:
Commercial and agricultural	7	50
Real estate mortgage	—	—
Real estate construction	—	—
Consumer	82	102

Total recoveries	89	152

Net charge-offs	(746)	(113)

Provision for loan losses	990	375

Balance at June 30,	$4,455	$4,179

Net charge-offs during the six-month period to average loans	0.21%	0.03%
Allowance for loan losses to total loans	1.25%	1.17%
Investment securities. Investment securities decreased $8.4 million to $46.9 million at June 30, 2008, down from $55.3 million at December 31, 2007. The investment portfolio balances in U.S. Treasuries, U.S. Government agencies, corporate debt securities and municipal obligations comprised 3%, 62%, 6% and 29%, respectively, of the Company’s investment portfolio at June 30, 2008 compared to 6%, 62%, 7%, and 25% at December 31, 2007. The decrease in the overall investment portfolio resulted from maturities, calls and pay downs that were used to provide funding for loan growth and liquidity.
Premises and equipment. Premises and equipment increased by $808 thousand from $14.67 million at December 31, 2007 to $15.47 million at June 30, 2008. This increase primarily relates to improvements and equipment for our new data processing facility and leasehold improvements at our new Redding branch.
Deposits. Total deposits were $375 million as of June 30, 2008, a decrease of $16.9 million, or 4%, from the December 31, 2007 balance of $392 million. Declines of $2.0 million in interest bearing transaction accounts (NOW), and $20.1 million in time deposits were partially offset by increases of $3.4 million in non-interest bearing demand deposits and $1.8 million in money market and savings accounts. The decrease in time deposits relates primarily to the maturities of higher rate promotional certificates of deposit. The increase in money market and savings accounts includes $1.7 million related to our recently introduced on balance sheet money market sweep product.
The Company continues to manage the mix of its deposits consistent with its identity as a community bank serving the financial needs of its customers. Time deposits declined to 29% of total deposits as of June 30, 2008 down from 33% as of December 31, 2007. Non-interest bearing demand deposits were 31% of total deposits at June 30, 2008 up from the 28% at December 31, 2007. Interest bearing transaction accounts were 19% of total deposits at June 30, 2008 and December 31, 2007. Money market and savings deposits increased to 21% of total deposits at June 30, 2008 up from 20% at December 31, 2007.
Short-term borrowings. Short-term borrowings, which consisted of one day Federal Home Loan Bank (“FHLB”) advances, totaled $24.5 million at June 30, 2008 and $7.5 million at December 31, 2007.

CAPITAL RESOURCES
Shareholders’ equity as of June 30, 2008 totaled $36.8 million a decline of $350 thousand from $37.1 million as of December 31, 2007. Earnings during the first half of 2008 of $1.3 million, a decrease in accumulated other comprehensive loss of $73 thousand, stock-based compensation expense of $144 thousand and $21 thousand related to the exercise of stock options were offset by $770 thousand in common stock cash dividends, $670 thousand related to the repurchase of stock under the Company’s stock buyback plan and a $420 thousand cumulative-effect adjustment related to the company’s split dollar life insurance policies upon adoption of EITF 06-04.
On December 20, 2007 the Company announced that for 2008 its board of directors authorized a common stock repurchase plan for up to 244,000 shares, or 5% of the Company’s shares outstanding on December 20, 2007. During the first six months of 2008 the Company repurchased 52,472 shares at an average cost, including commission, of $12.77 per share for a total cost of $670 thousand.
It is the policy of the Company to periodically distribute excess retained earnings to the shareholders through the payment of cash dividends. Such dividends help promote shareholder value and capital adequacy by enhancing the marketability of the Company’s stock. All authority to provide a return to the shareholders in the form of a cash or stock dividend or split rests with the Board of Directors (the “Board). The Board will periodically, but on no regular schedule, review the appropriateness of a cash dividend payment. On May 16, 2008, the Company paid a semi-annual common stock cash dividend of $0.16 per share. This represents a 7% increase in the semi-annual cash dividend per share from 15 cents paid on May 14, 2007. Although no assurance can be given that cash or stock dividends will be paid in the future the Company’s cash dividend payout ratio over the last five years has averaged approximately 27% of net income.
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
Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios of total and Tier 1 capital to risk-weighted assets and of Tier 1 capital to average assets. Each of these components is defined in the regulations. Management believes that the Company met all its capital adequacy requirements and that the Bank met the requirements to be considered well capitalized under the regulatory framework for prompt corrective action as of June 30, 2008.

The following table presents the Company’s and the Bank’s capital ratios as of June 30, 2008 and December 31, 2007, dollars in thousands:

	June 30, 2008		December 31, 2007
	Amount	Ratio	Amount	Ratio
Tier 1 Leverage Ratio

Plumas Bancorp and Subsidiary	$45,915	10.4%	$46,209	10.0%
Minimum regulatory requirement	17,733	4.0%	18,439	4.0%
Plumas Bank	44,911	10.1%	45,415	9.9%
Minimum requirement for “Well-Capitalized” institution	22,137	5.0%	23,024	5.0%
Minimum regulatory requirement	17,710	4.0%	18,419	4.0%

Tier 1 Risk-Based Capital Ratio

Plumas Bancorp and Subsidiary	45,915	11.6%	46,209	11.6%
Minimum regulatory requirement	15,887	4.0%	15,881	4.0%
Plumas Bank	44,911	11.3%	45,415	11.5%
Minimum requirement for “Well-Capitalized” institution	23,796	6.0%	23,790	6.0%
Minimum regulatory requirement	15,864	4.0%	15,860	4.0%

Total Risk-Based Capital Ratio

Plumas Bancorp and Subsidiary	50,426	12.7%	50,475	12.7%
Minimum regulatory requirement	31,775	8.0%	31,763	8.0%
Plumas Bank	49,422	12.5%	49,681	12.5%
Minimum requirement for “Well-Capitalized” institution	39,661	10.0%	39,651	10.0%
Minimum regulatory requirement	31,729	8.0%	31,720	8.0%
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
The Company has unsecured short-term borrowing agreements with two of its correspondent banks in the amounts of $10 million and $5 million. In addition, the Company can borrow up to $94 million from the Federal Home Loan Bank secured by commercial and residential mortgage loans. At June 30, 2008 the Company had outstanding borrowings, consisting of overnight advances, of $24.5 million from the Federal Home Loan Bank.
Customer deposits are the Company’s primary source of funds. Total deposits were $375 million as of June 30, 2008, a decrease of $16.9 million, or 4%, from the December 31, 2007 balance of $392 million. Those funds are held in various forms with varying maturities. The Company does not have any brokered deposits. The Company’s securities portfolio, Federal funds sold, Federal Home Loan Bank advances, and cash and due from banks serve as the primary sources of liquidity, providing adequate funding for loans during periods of high loan demand. During periods of decreased lending, funds obtained from the maturing or sale of investments, loan payments, and new deposits are invested in short-term earning assets, such as Federal funds sold and investment securities, to serve as a source of funding for future loan growth.
Management believes that the Company’s available sources of funds, including short-term borrowings, will provide adequate liquidity for its operations in the foreseeable future.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
As a smaller reporting company we are not required to provide the information required by this item.
ITEM 4. CONTROLS AND PROCEDURES
The Company’s Chief Executive Officer, Chief Operating Officer and Chief Financial Officer, based on their evaluation of the Company’s disclosure controls and procedures as of the end of the Company’s fiscal quarter ended June 30, 2008 (as defined in Exchange Act Rule 13a—15(e), have concluded that the Company’s disclosure controls and procedures are adequate and effective for purposes of Rule 13a—15(e) in timely alerting them to material information relating to the Company required to be included in the Company’s filings with the SEC under the Securities Exchange Act of 1934.
There were no significant changes in the Company’s internal controls over financial reporting or in other factors that could significantly affect internal controls that occurred during the Company’s fiscal quarter ended June 30, 2008.

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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
(a) None.
(b) None.
(c) Issuer Purchases of Equity Securities

			Total Number
			of Shares
			Purchased as	Maximum
	Total		Part of	Number of Shares
	Number of	Average	Publicly	That May Yet Be
	Shares	Price Paid	Announced	Purchased Under the
Period	Purchased	per Share (1)	Plans or Programs	Plans or Programs (2)
April 1, 2008 to April 30, 2008	9,988	$13.33	9,988	194,202
May 1, 2008 to May 31, 2008	1,620	$12.34	1,620	192,582
June 1, 2008 to June 30, 2008	1,054	$11.49	1,054	191,528

Total	12,662	$13.05	12,662

(1)	Includes commissions.

(2)
On December 20, 2007 the Company announced that for 2008 its board of directors authorized a common stock repurchase plan for up to 244,000 shares, or 5% of the Company’s shares outstanding on December 20, 2007.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
The voting results of the registrant’s annual meeting of the shareholders held on May 21, 2008 are as follows:
Proposal #1: Election of Directors
On the proposal to elect Directors of Plumas Bancorp, Management’s nominees were elected as Directors of Plumas Bancorp until the 2009 Annual Meeting of Shareholders and until their successors are duly elected and qualified. The voting results were as follows:

		Votes
		Withheld or
	Votes For	Against		Broker
Nominee	Nominee	Nominee	Abstentions	Non-Votes
Douglas N. Biddle	3,946,994	123,269	n/a	n/a
Alvin G. Blickenstaff	3,977,936	92,327	n/a	n/a
William E. Elliott	3,979,652	90,611	n/a	n/a
Gerald W. Fletcher	3,978,786	91,477	n/a	n/a
John Flournoy	3,978,786	91,477	n/a	n/a
Arthur C. Grohs	3,978,686	91,577	n/a	n/a
Jerry V. Kehr	3,977,936	92,327	n/a	n/a
Terrance J. Reeson	3,845,299	224,964	n/a	n/a
Thomas Watson	3,979,542	90,721	n/a	n/a
Daniel E. West	3,978,786	91,477	n/a	n/a
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

11	Computation of per share earnings appears in the attached 10-Q under Plumas Bancorp and Subsidiary Notes to Condensed Consolidated Financial Statements as Footnote 5 – Earnings Per Share.

31.1	Rule 13a-14(a) [Section 302] Certification of Principal Financial Officer dated August 8, 2008.

31.2	Rule 13a-14(a) [Section 302] Certification of Principal Executive Officer dated August 8, 2008.

32.1	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 dated August 8, 2008.

32.2	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 dated August 8, 2008.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
PLUMAS BANCORP
(Registrant)
Date: August 8, 2008

/s/ Andrew J. Ryback
Andrew J. Ryback
Executive Vice President Chief Financial Officer

/s/ Douglas N. Biddle
Douglas N. Biddle
President and Chief Executive Officer

EXHIBIT INDEX

Exhibit
No.	Description
11	Computation of per share earnings appears in the attached 10-Q under Plumas Bancorp and Subsidiary Notes to Condensed Consolidated Financial Statements as Footnote 5 – Earnings Per Share.

31.1	Rule 13a-14(a) [Section 302] Certification of Principal Financial Officer dated August 8, 2008.

31.2	Rule 13a-14(a) [Section 302] Certification of Principal Executive Officer dated August 8, 2008.

32.1	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 dated August 8, 2008.

32.2	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 dated August 8, 2008.