Form 10-Q
period 2008-09-30
PLUMAS BANCORP
filed 2008-11-06
CIK 1168455

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED September 30, 2008

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of November 3, 2008 4,780,433 shares

PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
PLUMAS BANCORP
CONDENSED CONSOLIDATED BALANCE SHEET
(Unaudited)
(In thousands, except share data)

	September 30,	December 31,
	2008	2007

Assets
Cash and due from banks	$17,003	$13,207
Federal funds sold	12,100	—

Cash and cash equivalents	29,103	13,207
Investment securities (fair value of $42,340 at September 30, 2008 and $55,367 at December 31, 2007)	42,396	55,292
Loans, less allowance for loan losses of $4,896 at September 30, 2008 and $4,211 at December 31, 2007 (Notes 3 and 4)	353,648	349,302
Premises and equipment, net	16,017	14,666
Intangible assets, net	865	1,037
Bank owned life insurance	9,680	9,428
Real estate and vehicles acquired through foreclosure	2,412	537
Accrued interest receivable and other assets	9,378	9,646

Total assets	$463,499	$453,115

Liabilities and Shareholders’ Equity

Deposits:
Non-interest bearing	$118,175	$111,240
Interest bearing	265,040	280,700

Total deposits	383,215	391,940
Short-term borrowings	27,000	7,500
Accrued interest payable and other liabilities	5,899	6,226
Junior subordinated deferrable interest debentures	10,310	10,310

Total liabilities	426,424	415,976

Commitments and contingencies (Note 4)	—	—

Shareholders’ equity (Notes 5, 7 and 10):
Serial preferred stock, no par value; 10,000,000 shares authorized, none issued	—	—
Common stock, no par value; 22,500,000 shares authorized; issued and outstanding — 4,793,713 shares at September 30, 2008 and 4,869,130 shares at December 31, 2007	5,203	5,042
Retained earnings	31,805	32,204
Accumulated other comprehensive income (loss) (Note 6)	67	(107)

Total shareholders’ equity	37,075	37,139

Total liabilities and shareholders’ equity	$463,499	$453,115

See notes to unaudited condensed consolidated financial statements.

PLUMAS BANCORP
CONDENSED CONSOLIDATED STATEMENT OF INCOME
(Unaudited)
(In thousands, except per share data)

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2008	2007	2008	2007
Interest Income:
Interest and fees on loans	$5,978	$6,898	$18,169	$20,908
Interest on investment securities:
Taxable	324	448	1,092	1,413
Exempt from Federal income taxes	128	131	383	397
Interest on Federal funds sold	1	83	3	91

Total interest income	6,431	7,560	19,647	22,809

Interest Expense:
Interest on deposits	975	1,864	3,646	5,348
Interest on short-term borrowings	79	29	174	465
Interest on junior subordinated deferrable interest debentures	144	213	473	627
Other	4	6	13	17

Total interest expense	1,202	2,112	4,306	6,457

Net interest income before provision for loan losses	5,229	5,448	15,341	16,352
Provision for Loan Losses	700	125	1,690	500

Net interest income after provision for loan losses	4,529	5,323	13,651	15,852

Non-Interest Income:
Service charges	1,015	1,009	2,937	2,766
Earnings on Bank owned life insurance policies	107	105	314	311
Impairment loss on investment security	(415)	—	(415)	—
Other	303	314	890	918

Total non-interest income	1,010	1,428	3,726	3,995

Non-Interest Expenses:
Salaries and employee benefits	2,799	2,675	8,265	8,142
Occupancy and equipment	939	870	2,873	2,659
Other	1,241	1,139	3,755	3,631

Total non-interest expenses	4,979	4,684	14,893	14,432

Income before provision for income taxes	560	2,067	2,484	5,415
Provision for Income Taxes	170	789	822	2,055

Net income	$390	$1,278	$1,662	$3,360

Basic earnings per share (Note 5)	$0.08	$0.26	$0.34	$0.67

Diluted earnings per share (Note 5)	$0.08	$0.26	$0.34	$0.67

Cash dividends per share	$0.16	$0.15	$0.16	$0.15

See notes to unaudited condensed consolidated financial statements.

PLUMAS BANCORP
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited)
(In thousands)

	For the Nine Months
	Ended September 30,
	2008	2007
Cash Flows from Operating Activities:
Net income	$1,662	$3,360
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	1,690	500
Change in deferred loan origination costs/fees, net	235	357
Depreciation and amortization	1,475	1,665
Stock-based compensation expense	218	209
Amortization of investment security premiums	46	125
Accretion of investment security discounts	(43)	(47)
Impairment loss on investment security	415	—
Net loss on disposal/sale of premises and equipment	13	32
Net loss (gain) on sale of vehicles owned	17	(24)
Earnings on Bank owned life insurance policies	(252)	(251)
Write-down of other real estate to market value	39	—
Increase in accrued interest receivable and other assets	(97)	(456)
(Decrease) increase in accrued interest payable and other liabilities	(751)	62

Net cash provided by operating activities	4,667	5,532

Cash Flows from Investing Activities:
Proceeds from matured and called available-for-sale investment securities	13,475	21,375
Proceeds from matured and called held-to-maturity investment securities	100	435
Purchases of available-for-sale investment securities	(2,990)	(11,009)
Proceeds from principal repayments from available-for-sale government-guaranteed mortgage-backed securities	2,190	2,288
Net (increase) decrease in loans	(8,500)	1,295
Proceeds from sale of other vehicles	298	354
Purchase of premises and equipment	(2,425)	(835)

Net cash provided by investing activities	2,148	13,903

Continued on next page.

PLUMAS BANCORP
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited)
(In thousands)
(Continued)

	For the Nine Months
	Ended September 30,
	2008	2007
Cash Flows from Financing Activities:
Net increase (decrease) in demand, interest bearing and savings deposits	$17,026	$(15,973)
Net (decrease) increase in time deposits	(25,751)	30,618
Net increase (decrease) in short-term borrowings	19,500	(20,000)
Net proceeds from exercise of stock options	21	40
Payment of cash dividends	(770)	(750)
Repurchase and retirement of common stock	(945)	(1,451)

Net cash provided by (used in) financing activities	9,081	(7,516)

Increase in cash and cash equivalents	15,896	11,919
Cash and Cash Equivalents at Beginning of Year	13,207	11,293

Cash and Cash Equivalents at End of Period	$29,103	$23,212

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:
Interest expense	$4,639	$5,995
Income taxes	$1,090	$2,475

Non-Cash Investing Activities:
Real estate and vehicles acquired through foreclosure	$2,229	$534
Net change in unrealized loss on available-for-sale securities	$174	$367

Non-Cash Financing Activities:
Common stock retired in connection with the exercise of stock options	$—	$49
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
2. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
The condensed consolidated financial statements include the accounts of the Company and the accounts of its wholly-owned subsidiary, Plumas Bank. Plumas Statutory Trust I and Plumas Statutory Trust II are not consolidated into the Company’s consolidated financial statements and, accordingly, are accounted for under the equity method. In the opinion of management, the unaudited condensed consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the Company’s financial position at September 30, 2008 and December 31, 2007 and its results of operations for the three-month and nine-month periods ended September 30, 2008 and 2007 and its cash flows for the nine-month periods ended September 30, 2008 and 2007. Certain reclassifications have been made to prior period’s balances to conform to classifications used in 2008.
The unaudited condensed consolidated financial statements of the Company have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim reporting on Form 10-Q. Accordingly, certain disclosures normally presented in the notes to the annual consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been omitted. The Company believes that the disclosures are adequate to make the information not misleading. These interim financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s 2007 Annual Report to Shareholders on Form 10-K. The results of operations for the three-month and nine-month periods ended September 30, 2008 may not necessarily be indicative of future operating results. In preparing such financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the balance sheet and revenues and expenses for the periods reported. Actual results could differ significantly from those estimates.
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

3. LOANS
Outstanding loans are summarized below, in thousands:

	September 30,	December 31,
	2008	2007
Commercial	$33,624	$39,584
Agricultural	34,903	35,762
Real estate — mortgage	152,745	128,357
Real estate — construction and land development	75,383	76,478
Consumer	61,560	72,768

	358,215	352,949
Deferred loan costs, net	329	564
Allowance for loan losses	(4,896)	(4,211)

	$353,648	$349,302

4. COMMITMENTS AND CONTINGENCIES
The Company is party to claims and legal proceedings arising in the ordinary course of business. In the opinion of the Company’s management, the amount of ultimate liability with respect to such proceedings will not have a material adverse effect on the financial condition or result of operations of the Company taken as a whole.
In the normal course of business, there are various outstanding commitments to extend credit, which are not reflected, in the financial statements, including loan commitments of $81,743,000 and $96,867,000 and stand-by letters of credit of $2,667,000 and $655,000 at September 30, 2008 and December 31, 2007, respectively.
Of the loan commitments outstanding at September 30, 2008, $16,487,000 are real estate construction loan commitments that are expected to fund within the next twelve months. The remaining commitments primarily relate to revolving lines of credit or other commercial loans, and many of these are expected to expire without being drawn upon. Therefore, the total commitments do not necessarily represent future cash requirements. Each loan commitment and the amount and type of collateral obtained, if any, are evaluated on an individual basis. Collateral held varies, but may include real property, bank deposits, debt or equity securities or business assets.
Stand-by letters of credit are conditional commitments written to guarantee the performance of a customer to a third party. These guarantees are primarily related to the purchases of inventory by commercial customers and are typically short-term in nature. Credit risk is similar to that involved in extending loan commitments to customers and accordingly, evaluation and collateral requirements similar to those for loan commitments are used. The deferred liability related to the Company’s stand-by letters of credit was not significant at September 30, 2008 or December 31, 2007.

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

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2008	2007	2008	2007
Earnings Per Share:
Basic earnings per share	$0.08	$0.26	$0.34	$0.67
Diluted earnings per share	$0.08	$0.26	$0.34	$0.67
Weighted Average Number of Shares Outstanding:
(in thousands)
Basic shares	4,809	4,945	4,830	4,980
Diluted shares	4,820	4,976	4,852	5,025
Stock options not included in the computation of diluted earnings per share, due to their antidilutive effect, were 453,000 and 276,000 for the three months ended September 30, 2008 and 2007, respectively and 374,000 and 186,000 for the nine months ended September 30, 2008 and 2007, respectively.
6. COMPREHENSIVE INCOME
Total comprehensive income for the three months ended September 30, 2008 and 2007 totaled $491,000 and $1,558,000, respectively. Comprehensive income is comprised of unrealized gains, net of taxes, on available-for-sale investment securities, which were $101,000 and $280,000 for the three months ended September 30, 2008 and 2007, respectively, together with net income.
Total comprehensive income for the nine months ended September 30, 2008 and 2007 totaled $1,836,000 and $3,727,000, respectively. Comprehensive income is comprised of unrealized gains, net of taxes, on available-for-sale investment securities, which were $174,000 and $367,000 for the nine months ended September 30, 2008 and 2007, respectively, together with net income.
At September 30, 2008 and December 31, 2007, accumulated other comprehensive income (loss), net of taxes, totaled $67,000 and $(107,000), respectively, and is reflected as a component of shareholders’ equity.
7. STOCK-BASED COMPENSATION
In 2001 and 1991, the Company established Stock Option Plans for which 883,461 shares of common stock remain reserved for issuance to employees and directors and 403,589 shares are available for future grants under incentive and nonstatutory agreements as of September 30, 2008. The Company granted 90,300 and 155,700 options during the nine months ended September 30, 2008 and 2007 respectively. The weighted average grant date fair value of options granted for the nine months ended September 30, 2008 and 2007 was $2.54 and $4.53, respectively.
Compensation cost related to stock options recognized in operating results under SFAS No. 123R was $74,000 and $78,000 for the quarters ended September 30, 2008 and 2007, respectively. The associated future income tax benefit recognized was $6,000 and $7,000 for the quarters ended September 30, 2008 and 2007, respectively. Compensation cost related to stock options recognized in operating results under SFAS No. 123R was $218,000 and $209,000 in the nine months ended September 30, 2008 and 2007, respectively. Compensation expense is recognized over the vesting period of the stock options on a straight-line basis. The associated future income tax benefit recognized was $18,000 and $19,000 for the nine months ended September 30, 2008 and 2007, respectively.

In accordance with SFAS 123 (R) the Company has presented excess tax benefits from the exercise of stock-based compensation awards as a financing activity in the consolidated statement of cash flows.
The following table summarizes information about stock option activity for the nine months ended September 30, 2008:

			Weighted Average
			Remaining
		Weighted Average	Contractual Term	Intrinsic Value
	Shares	Exercise Price	(in years)	(in thousands)
Options outstanding at December 31, 2007	395,772	$13.37
Options granted	90,300	12.40
Options exercised	(3,200)	6.59
Options cancelled	(3,000)	14.53
Options outstanding at September 30, 2008	479,872	$13.23	5.8	$141

Options exercisable at September 30, 2008	243,381	$11.98	4.8	$141

Expected to vest after September 30, 2008	236,491	$14.52	6.7	$—

The total intrinsic value of options (which is the amount by which the stock price exceeded the exercise price of the options on the date of exercise) exercised during the nine months ended September 30, 2008 was $18,000. During the nine months ended September 30, 2008, the amount of cash received from the exercise of stock options was $21,000.
At September 30, 2008, there was $628,000 of total unrecognized compensation cost related to non-vested stock option awards which is expected to be recognized over a weighted-average period of 2.5 years. The total fair value of options vested during the nine months ended September 30, 2008 was $176,000.
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
When tax returns are filed, it is highly certain that some positions taken would be sustained upon examination by the taxing authorities, while others are subject to uncertainty about the merits of the position taken or the amount of the position that would be ultimately sustained. The benefit of a tax position is recognized in the financial statements in the period during which, based on all available evidence, management believes it is more likely than not that the position will be sustained upon examination, including the resolution of appeals or litigation processes, if any. Tax positions that meet the more-likely-than-not recognition threshold are measured as the largest amount of tax benefit that is more than 50 percent likely of being realized upon settlement with the applicable taxing authority. The portion of the benefits associated with tax positions taken that exceeds the amount measured as described above is reflected as a liability for unrecognized tax benefits in the accompanying condensed consolidated balance sheet along with any associated interest and penalties that would be payable to the taxing authorities upon examination. The Company recognizes accrued interest and penalties, if any, related to unrecognized tax benefits as a component of tax expense in the condensed consolidated statements of income. There have been no significant changes to unrecognized tax benefits or accrued interest and penalties for the nine months ended September 30, 2008.

9. FAIR VALUE MEASUREMENT
On January 1, 2008, the Company adopted Financial Accounting Standards Board (FASB) Statement No. 157 (SFAS 157), Fair Value Measurements. SFAS 157 defines fair value, establishes a framework for measuring fair value under GAAP and expands disclosures about fair value measurements. There was no cumulative effect adjustment to beginning retained earnings recorded upon adoption and no impact on the financial statements in the first nine months of 2008.
The following tables present information about the Company’s assets and liabilities measured at fair value on a recurring and non recurring basis as of September 30, 2008, and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value based on the hierarchy:
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
Level 3: Significant unobservable inputs that reflect a reporting entity’s own assumptions about the assumptions that market participants would use in pricing an asset or liability.
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
Assets and liabilities measured at fair value on a recurring basis are summarized below:

Fair Value Measurements at September 30, 2008 Using
Quoted Prices in
		Active Markets for	Significant Other	Significant
		Identical Assets	Observable Inputs	Unobservable Inputs
(in 000’s)	September 30, 2008	(Level 1)	(Level 2)	(Level 3)

Assets:
Available-for-sale securities	$29,010	$16,257	$12,753	$—

The fair value of securities available for sale equals quoted market price, if available. If quoted market prices are not available, fair value is determined using quoted market prices for similar securities. Changes in fair market value are recorded in other comprehensive income.

Financial assets and liabilities measured at fair value on a non-recurring basis are summarized below:

Fair Value Measurements at September 30, 2008 Using
Quoted Prices in
		Active Markets for	Significant Other	Significant
		Identical Assets	Observable Inputs	Unobservable Inputs
(in 000’s)	September 30, 2008	(Level 1)	(Level 2)	(Level 3)

Assets:
Impaired loans	$3,687	$—	$3,687	$—

Impaired loans, all of which are measured for impairment using the fair value of the collateral as they are collateral dependent loans, had a principal balance of $3,776,000 with a related valuation allowance of $89,000 at September 30, 2008. Declines in the collateral values of impaired loans during the first nine months of 2008 were $34,000 which was reflected as additional specific allocations of the allowance for loan losses.
10. STOCK REPURCHASE
In connection with the Company’s stock repurchase plan for the year ending December 31, 2008, a total of 78,617 shares were repurchased during the nine months ended September 30, 2008 at an average price of $12.03 per share. Management of the Company is authorized to repurchase an additional 165,383 shares; however, the Board of Directors may suspend, terminate or modify the repurchase plan at any time.
11. NEW ACCOUNTING PRONOUNCEMENTS
In May 2008, the FASB issued SFAS No. 162, "The Hierarchy of Generally Accepted Accounting Principles"(SFAS No. 162). This standard identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with GAAP. The provisions of SFAS No. 162 did not have a material impact on the Company’s condensed consolidated financial statements.
On October 10, 2008, the FASB issued FSP FAS 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active. The FSP clarifies the application of FASB Statement No. 157, Fair Value Measurements, in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active. The FSP is effective immediately, and includes prior period financial statements that have not yet been issued, and therefore the Company is subject to the provision of the FSP effective September 30, 2008. The implementation of FSP FAS 157-3 did not affect the Company’s fair value measurement as of September 30, 2008.
12. SUBSEQUENT EVENTS
On October 24, 2008, the Company declared a common stock cash dividend of $0.08 per share. The dividend will be payable on November 21, 2008 to its shareholders of record on November 7, 2008.

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
INTRODUCTION
The following discussion and analysis sets forth certain statistical information relating to the Company as of September 30, 2008 and December 31, 2007 and for the three and nine month periods ended September 30, 2008 and 2007. This discussion should be read in conjunction with the condensed consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q and the consolidated financial statements and notes thereto included in Plumas Bancorp’s Annual Report filed on Form 10-K for the year ended December 31, 2007.
Plumas Bancorp trades on The NASDAQ Capital Market under the ticker symbol “PLBC”.
CASH DIVIDEND
On October 24, 2008, the Company declared a semi-annual common stock cash dividend of $0.08 per share. This follows the cash dividend paid in May of $0.16 per share, for total cash dividends in 2008 of $0.24 per share. Cash dividends in 2007 totaled $0.30 per share.
CRITICAL ACCOUNTING POLICIES
There have been no changes to the Company’s critical accounting policies from those disclosed in the Company’s 2007 Annual Report to Shareholders’ on Form 10-K.
OVERVIEW
The Company’s net income declined by $1.7 million, or 50%, to $1.66 million for the nine months ended September 30, 2008 from $3.36 million for the same period in 2007. This decline in net income resulted from a decline in net interest income of $1.0 million an increase in the provision for loan losses of $1.2 million, an increase of $461 thousand in non-interest expense and a decrease in non-interest income of $269 thousand, primarily from a $415 thousand impairment charge on an investment security. Related to the reduction in pre-tax earnings, the provision for income taxes declined by $1.2 million.

Total assets increased by $10.4 million from $453.1 million at December 31, 2007 to $463.5 at September 30, 2008. Cash and cash equivalents increased by $15.9 million from $13.2 million at December 31, 2007 to $29.1 million at September 30, 2008. Investment securities declined by $12.9 million from $55.3 million at December 31, 2007 to $42.4 million at September 30, 2008. Net loans increased by $4.3 million from $349.3 million at December 31, 2007 to $353.6 million at September 30, 2008. Real estate and vehicles acquired through foreclosure increased by $1.9 million to $2.4 million.
Short-term borrowings increased by $19.5 million from $7.5 million at December 31, 2007 to $27.0 million at September 30, 2008. The increase in short-term borrowings along with the maturities and calls of investment securities provided funding for the increase in loans, cash and federal funds sold and offset a decrease in deposits of $8.7 million from $391.9 million at December 31, 2007 to $383.2 million at September 30, 2008. Total shareholders’ equity remained consistent at $37.1 million as of December 31, 2007 and September 30, 2008 as the retention of earnings during that period was offset by cash dividends paid and repurchases of the Company’s common stock.
The annualized return on average assets was 0.50% for the nine months ended September 30, 2008 down from 0.96% for the same period in 2007. The annualized return on average equity was 5.9% for the nine months ended September 30, 2008 down from 12.2% for the same period in 2007.
RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2008
Net interest income before provision for loan losses. Net interest income, on a nontax-equivalent basis, for the nine months ended September 30, 2008 was $15.3 million, a decline of $1.0 million from the $16.3 million earned during the same period in 2007. Decreases in the yield on the Company’s loan portfolio along with a reduction in the average balance of investment securities were partially offset by declines in the average balances and rates paid on deposits and short-term borrowings and a decline in the rates paid on junior subordinated debentures.
Interest income declined by $3.2 million, or 14%, to $19.6 million for the nine months ended September 30, 2008. Interest and fees on loans decreased by $2.7 million from $20.9 million for the nine months ended September 30, 2007 to $18.2 million during the current nine-month period. The Company’s average loan balances were $353.6 million for the nine months ended September 30, 2008, consistent with the $354.5 million for the same period in 2007. The average rate earned on the Company’s loan balances decreased 103 basis points to 6.86% during the first nine months of 2008 from 7.89% during the first nine months of 2007. During this same period the average prime rate declined by 280 basis points. The decline in the prime rate is reflective of the 325 basis point reduction in the federal funds target rate made by the Federal Open Market Committee between September 18, 2007 and April 30, 2008. At September 30, 2008 approximately 65% of the Company’s loan portfolio was variable rate of which approximately 37% is indexed to the prime interest rate.
Interest on investment securities decreased by $335 thousand, as an increase in yield of 25 basis points was offset by a decline in average investment securities of $15.0 million. The decrease in the overall investment portfolio primarily resulted from maturities, calls and pay downs that were used to provide funding for loan growth and liquidity. During the third quarter we took an impairment charge of $415 thousand of our $500 thousand investment in a Lehman Brothers Holdings, Inc. corporate debt security. See our discussion of non-interest income for additional information on this impairment charge.
Interest expense decreased $2.2 million, or 33%, to $4.3 million for the nine months ended September 30, 2008, down from $6.5 million for the same period in 2007, due to the decrease in both the rates paid on our interest bearing liabilities and in the average balances. Average interest bearing liabilities declined by $17.3 million from $310.9 million during the nine months ended September 30, 2007 to $293.6 million during the current period. The $17.3 million decline in average interest bearing liabilities includes a $16.0 million decline in average interest bearing deposits and a $1.3 million decline in average short-term borrowings
Interest expense across all of our deposit products declined with a total reduction of $1.7 million. Interest expense on time deposits declined $984 thousand while interest expense on NOW accounts declined $594 thousand. In addition, interest on money market and savings accounts declined by $124 thousand. The average rate paid on the Company’s interest bearing deposits declined 69 basis points from 2.48% for the nine months ended September 30, 2007 to 1.79% during the current nine month period.

The decline in NOW account interest expense was primarily related to a reduction in the rate paid on our Money Fund Plu$ account balances and is consistent with recent declines in market interest rates. Money Fund Plus$ is an interest bearing checking account designed to pay rates comparable to those available on a typical brokerage account. The average balance of NOW accounts declined by $3.8 million from $77.8 million during the nine months ended September 30, 2007 to $74.0 million during the current nine-month period.
Average time deposits totaled $114.4 million during the first nine months of 2008, down $4.4 million from $118.8 million during the nine months ended September 30, 2007. The average rate paid on time deposits decreased 98 basis points from 4.32% during the nine months ended September 30, 2007 to 3.34% during the same period in 2008.
During 2007 the Company offered a promotional short-term time deposit product which we continued offering until February of 2008. At September 30, 2008 all of these promotional short-term time deposits have matured. The decline in the rate paid on time deposits reflects the maturity of the higher rate promotional time deposit product, some of which have been renewed at lower rates, and a decline in rates paid on new and renewed time deposits.
Interest expense on short-term borrowings decreased by $291 thousand from $465 thousand during the 2007 period to $174 thousand for the nine months ended September 30, 2008. This decline resulted from a decrease in the average balance outstanding of $1.3 million and a decline in the rate paid on these borrowings of 311 basis points. The average rate paid on the Company’s trust preferred securities (junior subordinated debentures) decreased 200 basis points to 6.13% for the nine months ended September 30, 2008 from 8.13% during the same period in 2007. The rate on the trust preferred securities is tied to the London Interbank Offered Rate (LIBOR) rate and will fluctuate with changes in LIBOR; however the rate resets quarterly so the effect of recent changes in LIBOR were not fully reflected in the rate paid during the nine months ended September 30, 2008.
As a result of the changes noted above, the net interest margin for the nine months ended September 30, 2008 decreased 11 basis points to 5.09%, down from 5.20% for the same period in 2007.

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

	For the Nine Months Ended September 30, 2008			For the Nine Months Ended September 30, 2007
	Average Balance	Interest	Yield/	Average Balance	Interest	Yield/
	(in thousands)	(in thousands)	Rate	(in thousands)	(in thousands)	Rate

Interest-earning assets:
Loans (1) (2)	$353,639	$18,169	6.86%	$354,478	$20,908	7.89%
Investment securities (1)	48,911	1,475	4.03%	63,955	1,810	3.78%
Federal funds sold	153	3	2.62%	2,384	91	5.10%

Total interest-earning assets	402,703	19,647	6.52%	420,817	22,809	7.25%

Cash and due from banks	11,845			12,886
Other assets	32,745			32,413

Total assets	$447,293			$466,116

Interest-bearing liabilities:
NOW deposits	$73,957	449	0.81%	$77,783	1,043	1.79%
Money market deposits	36,300	216	0.79%	40,634	266	0.88%
Savings deposits	48,090	125	0.35%	51,552	199	0.52%
Time deposits	114,372	2,856	3.34%	118,753	3,840	4.32%

Total deposits	272,719	3,646	1.79%	288,722	5,348	2.48%

Short-term borrowings	10,299	174	2.26%	11,585	465	5.37%
Other interest-bearing liabilities	309	13	5.62%	302	17	7.53%
Junior subordinated debentures	10,310	473	6.13%	10,310	627	8.13%

Total interest-bearing liabilities	293,637	4,306	1.96%	310,919	6,457	2.78%

Non-interest bearing deposits	110,677			113,748
Other liabilities	5,602			4,628
Shareholders’ equity	37,377			36,821

Total liabilities & equity	$447,293			$466,116

Cost of funding interest-earning assets (3)			1.43%			2.05%
Net interest income and margin (4)		$15,341	5.09%		$16,352	5.20%

(1)	Not computed on a tax-equivalent basis.

(2)	Net loan costs included in loan interest income for the nine-month periods ended September 30, 2008 and 2007 were $208 thousand and $306 thousand, respectively.

(3)	Total annualized interest expense divided by the average balance of total earning assets.

(4)	Annualized net interest income divided by the average balance of total earning assets.

The following table sets forth changes in interest income and interest expense for the nine-month periods indicated and the amount of change attributable to variances in volume, rates and the combination of volume and rates based on the relative changes of volume and rates:

	2008 over 2007 change in net interest income
	for the nine months ended September 30
	(in thousands)
	Volume (1)	Rate (2)	Mix (3)	Total
Interest-earning assets:
Loans	$(50)	$(2,715)	$26	$(2,739)
Investment securities	(426)	117	(26)	(335)
Federal funds sold	(85)	(44)	41	(88)

Total interest income	(561)	(2,642)	41	(3,162)

Interest-bearing liabilities:
NOW deposits	(51)	(572)	29	(594)
Money market deposits	(29)	(24)	3	(50)
Savings deposits	(13)	(65)	4	(74)
Time deposits	(142)	(878)	36	(984)
Short-term borrowings	(51)	(270)	30	(291)
Other interest-bearing liabilities	—	(4)	—	(4)
Junior subordinated debentures	—	(155)	1	(154)

Total interest expense	(286)	(1,968)	103	(2,151)

Net interest income	$(275)	$(674)	$(62)	$(1,011)

(1)	The volume change in net interest income represents the change in average balance divided by the previous year’s rate.

(2)	The rate change in net interest income represents the change in rate multiplied by the previous year’s average balance.

(3)	The mix change in net interest income represents the change in average balance multiplied by the change in rate.
Provision for loan losses. In response to an increase in the level of adversely classified loans and net loan charge-offs and our evaluation of the overall adequacy of the allowance for loan losses in the current economic environment, particularly related to the decline in real estate values, the Company increased its loan loss provision from $500 thousand during the first nine months of 2007 to $1.7 million during the current nine-month period. Management assesses its loan quality monthly to maintain an adequate allowance for loan losses. Based on information currently available, management believes that the allowance for loan losses is adequate to provide for the probable losses in the portfolio. However, no assurance can be given that the Company may not sustain charge-offs which are in excess of the allowance in any given period. The Company’s loan portfolio composition and non-performing loans and assets are further discussed under the Financial Condition section of this document.
Non-interest income. For the nine months ended September 30, 2008 non-interest income declined by $269 thousand or 7% as compared to the same period in the prior year. The primary cause for the decline was related to an other-than-temporary impairment charge for an investment in a debt security issued by Lehman Brothers Holdings, Inc. totaling $415 thousand. The after-tax impact on earnings of this item was approximately $250 thousand or $0.05 per diluted share.
In addition to this unanticipated charge, official checks fees decreased by $36 thousand, income from the sale of repossessed vehicles decreased by $41 thousand from a gain of $24 thousand during the nine months ended September 30, 2007 to a loss of $17 thousand during the current nine month period and investment services income declined by $28 thousand.
Partially offsetting these reductions in non-interest income were increases in service charge income and in the gain on sale of government-guaranteed loans. Related to a change in fee structure instituted during mid 2007, service charge income increased by $171 thousand from $2.8 million during the nine months ended September 30, 2007 to $2.9 million during the current nine month period. Related to the expansion of our SBA lending activities; gains on the sale of loans increased by $65 thousand to $111 thousand for the nine months ended September 30, 2008.

The following table describes the components of non-interest income for the nine-month periods ending September 30, 2008 and 2007, dollars in thousands:

	For the Nine Months
	Ended September 30,		Dollar	Percentage
	2008	2007	Change	Change
Service charges on deposit accounts	$2,937	$2,766	$171	6.2%
Earnings on life insurance policies	314	311	3	1.0%
Merchant processing income	222	221	1	0.5%
Gain on sale of loans	111	46	65	141.3%
Investment services income	99	127	(28)	-22.0%
Customer service fees	87	89	(2)	-2.2%
Federal Home Loan Bank dividends	87	82	5	6.1%
Official check fees	83	119	(36)	-30.3%
Loan servicing fees	66	84	(18)	-21.4%
Safe deposit box and night depository income	50	49	1	2.0%
Other deposit account fees	27	29	(2)	-6.9%
Printed check fee income	18	23	(5)	-21.7%
(Loss) gain on sale of vehicles	(17)	24	(41)	-170.8%
Impairment loss on investment security	(415)	—	(415)	-100.0%
Other	57	25	32	128.0%

Total non-interest income	$3,726	$3,995	$(269)	-6.7%

Non-interest expenses. During the nine months ended September 30, 2008, total non-interest expense increased $461 thousand, or 3%, to $14.9 million, up from $14.4 million for the comparable period in 2007. The increase in non-interest expense was primarily the result of increases in salaries and employee benefits, occupancy and equipment expense, loan collection expenses and FDIC insurance premiums.
Net additions to salaries and employee benefit expenses of $123 thousand resulted from increases in salary expense of $344 thousand related to expansion of our SBA lending activities, growth in our Reno loan production office and increases in staffing at our Redding branch. Growth in these areas was somewhat offset by decreases of $157 thousand in salaries and employee benefits in other departments and was also partially offset by an increase in the deferral of loan origination costs totaling $64 thousand.
The largest increase in non-interest expense was a $213 thousand increase in occupancy and equipment costs primarily related to an increase in software related costs and an increase in occupancy costs at our Redding branch. Occupancy costs increased at our Redding branch as a result of the opening of our permanent branch in July, 2008. Consistent with the increase in nonperforming loans and assets during the period (See “Financial Condition”) loan collection expense, which includes legal costs as well as costs related to acquiring and maintaining real estate acquired through foreclosure, increased by $143 thousand from $122 thousand during the nine months ended September 30, 2007 to $265 thousand during the current period. Other expense increased by $142 thousand related to an increase in FDIC insurance premiums. During 2007 the Company was able to use its remaining credit balance with the FDIC to offset insurance premium billings; however by the end of the first quarter of 2008 the credit balance had been fully utilized. A $45 thousand increase in general insurance expense is primarily related to recognizing certain postretirement insurance costs for split dollar life insurance policies.
We have focused our attention on cost control initiatives and have been successful in several areas. We reduced professional fees by $98 thousand and reduced business development and advertising costs by $107 thousand. During the 2007 period professional fees included consulting costs associated with an outside evaluation of our core banking software requirements, other technology planning costs and costs associated with a strategic planning initiative. Similar costs were not incurred during the 2008 period. The savings in business development and advertising costs include reductions in our marketing budget, savings in promotional materials, and a decrease in seminar and conference costs.

The following table describes the components of non-interest expense for the nine-month periods ending September 30, 2008 and 2007, dollars in thousands:

	For the Nine Months
	Ended September 30,		Dollar	Percentage
	2008	2007	Change	Change
Salaries and employee benefits	$8,265	$8,142	$123	1.5%
Occupancy and equipment	2,872	2,659	213	8.0%
Outside service fees	530	487	43	8.8%
Professional fees	458	556	(98)	-17.6%
Business development	339	400	(61)	-15.3%
Advertising and shareholder relations	334	380	(46)	-12.1%
Telephone and data communication	303	260	43	16.5%
Loan collection expenses	265	122	143	117.2%
Director compensation	264	261	3	1.1%
Armored car and courier	218	208	10	4.8%
Postage	180	183	(3)	-1.6%
Insurance	176	131	45	34.4%
Deposit premium amortization	172	226	(54)	-23.9%
Stationery and supplies	172	214	(42)	-19.6%
Other	345	203	142	70.0%

Total non-interest expense	$14,893	$14,432	$461	3.2%

Provision for income taxes. The provision for income taxes was $822 thousand, or 33.1% of pre-tax income for the nine months ended September 30, 2008. This compares to $2.1 million or 38.0% of pre-tax income during the first nine months of 2007. The decrease of 4.9% reflects an increase during 2008 in the percentage of tax-exempt income as a percentage of pre-tax income.
RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2008
Net Income. Primarily related to an increase in the provision for loan losses of $575 thousand and a $415 thousand other-than-temporary impairment charge for an investment in a debt security issued by Lehman Brothers Holdings, Inc., net income decreased by $888 thousand, or 69% from $1.3 million during the third quarter of 2007 to $390 thousand during the three months ended September 30, 2008. In addition to the above two items, net interest income declined by $219 thousand and non-interest expense increased by $295 thousand. Partially offsetting these items was a $619 thousand decline in the provision for income taxes.
Net interest income before provision for loan losses. Net interest income, on a nontax-equivalent basis, was $5.2 million for the three months ended September 30, 2008, a decrease of $219 thousand, or 4%, from $5.4 million for the same period in 2007. The decline in net interest income was related to decreases in the yield on average loans outstanding, a reduction in the average balance of investment securities and federal funds sold and an increase in the average balance of short-term borrowings. The effect of these items on net interest income was mostly offset by a decline in the average balance and rate paid on deposit accounts and a decline in the rates paid on junior subordinated debentures.
Interest and fees on loans decreased by $920 thousand from $6.9 million for the three months ended September 30, 2007 to $6.0 million during the 2008 quarter. The Company’s average loan balances were $358.0 million for the three months ended September 30, 2008, up $8.4 million, or 2%, from the $349.6 million for the same period in 2007. The average yield earned on loans decreased by 119 basis points from 7.83% during the third quarter of 2007 to 6.64% during the 2008 quarter. This decrease in yield primarily is reflective of the declines in market interest rates. During this same period the average prime interest rate declined by 318 basis points. At September 30, 2008 approximately 37% of Plumas Bank’s loans adjust with changes in the prime interest rate.

An 11 basis points increase in yield on investment securities was more than offset by a decrease of $14.1 million in the average balance outstanding resulting in a decrease of $127 thousand in interest earned on investment securities.
Interest expense decreased by $910 thousand, or 43%, to $1.2 million for the three months ended September 30, 2008, down from $2.1 million for the same period in 2007. Average interest bearing deposits declined by $26.1 million from $290.6 million during the third quarter of 2007 to $264.5 million during the current quarter. As a result of the maturity of promotional time deposits, average time deposits declined by $20.9 million from $126.3 million during the third quarter of 2007 to $105.4 million during the current quarter. Other categories of deposits declined as well including a $3.5 million decline in average NOW accounts and a $1.7 million decline in average money market and savings accounts.
During 2008, the Company’s interest expense on deposit accounts decreased $889 thousand on a quarter over quarter basis. This reduction was due to the decline in market interest rates and, in the case of time deposits, the maturity of its higher rate short-term promotional time deposit product. The average rate paid on interest bearing deposits declined by 107 basis points from 2.54% during the three months ended September 30, 2007 to 1.47% during the current three month period. Related to a decline in the rate paid on our Money Fund Plu$ accounts, the average rate paid on NOW accounts has declined by 103 basis points from 1.72% during the third quarter of 2007 to 0.69% during the current quarter. The average rate paid on time deposits declined by 169 basis points from 4.44% during the three months ended September 30, 2007 to 2.75% during the third quarter of 2008. The average rate paid on money market accounts increased from 0.72% during the quarter ended September 30, 2007 to 0.86% during the current quarter. This increase resulted from the introduction during 2008 of an on balance sheet money market sweep product. The interest rates paid on this corporate product are similar to those paid on our Money Fund Plu$ accounts.
The average balance of short-term borrowings increased from $2.3 million during the third quarter of 2007 to $15.6 million during the three months ended September 30, 2008. The average rate paid on these borrowings decreased by 307 basis points to 2.02% during the quarter ended September 30, 2008, down from 5.09% during the third quarter of 2007. As a result interest expense on short term borrowings increased by only $50 thousand on a quarter over quarter basis. The average rate paid on junior subordinated debentures declined by 264 basis points from 8.20% during the three months ended September 30, 2007 to 5.56% during the current quarter. As a result interest expense on the debentures decreased $69 thousand on a quarter over quarter basis.
As a result of the changes noted above, the net interest margin for the three months ended September 30, 2008 decreased slightly to 5.16%. This compares to a net interest margin of 5.20% for the same period in 2007.

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

	For the Three Months Ended September 30, 2008			For the Three Months Ended September 30, 2007
	Average Balance	Interest	Yield/	Average Balance	Interest	Yield/
	(in thousands)	(in thousands)	Rate	(in thousands)	(in thousands)	Rate

Interest-earning assets:
Loans (1) (2)	$357,970	$5,978	6.64%	$349,598	$6,898	7.83%
Investment securities (1)	45,216	452	3.98%	59,321	579	3.87%
Federal funds sold	132	1	3.01%	6,576	83	5.01%

Total interest-earning assets	403,318	6,431	6.34%	415,495	7,560	7.22%

Cash and due from banks	11,643			13,343
Other assets	34,529			32,358

Total assets	$449,490			$461,196

Interest-bearing liabilities:
NOW deposits	$72,846	126	0.69%	$76,329	330	1.72%
Money market deposits	36,821	80	0.86%	37,927	69	0.72%
Savings deposits	49,446	41	0.33%	50,026	50	0.40%
Time deposits	105,391	728	2.75%	126,353	1,415	4.44%

Total deposits	264,504	975	1.47%	290,635	1,864	2.54%

Short-term borrowings	15,573	79	2.02%	2,262	29	5.09%
Other interest-bearing liabilities	310	4	5.13%	304	6	7.83%
Junior subordinated debentures	10,310	144	5.56%	10,310	213	8.20%

Total interest-bearing liabilities	290,697	1,202	1.64%	303,511	2,112	2.76%

Non-interest bearing deposits	115,691			115,890
Other liabilities	5,662			4,549
Shareholders’ equity	37,440			37,246

Total liabilities & equity	$449,490			$461,196

Cost of funding interest-earning assets (3)			1.18%			2.02%
Net interest income and margin (4)		$5,229	5.16%		$5,448	5.20%

(1)	Not computed on a tax-equivalent basis.

(2)	Net loan costs included in loan interest income for the three-month periods ended September 30, 2008 and 2007 were $58 thousand and $51 thousand, respectively.

(3)	Total interest expense divided by the average balance of total earning assets.

(4)	Net interest income divided by the average balance of total earning assets.

The following table sets forth changes in interest income and interest expense for the three-month periods indicated and the amount of change attributable to variances in volume, rates and the combination of volume and rates based on the relative changes of volume and rates:

	2008 over 2007 change in net interest income
	for the three months ended September 30
		(in thousands)
	Volume (1)	Rate (2)	Mix (3)	Total

Interest-earning assets:
Loans	$165	$(1,041)	$(44)	$(920)
Investment securities	(137)	16	(6)	(127)
Federal funds sold	(81)	(33)	32	(82)

Total interest income	(53)	(1,058)	(18)	(1,129)

Interest-bearing liabilities:
NOW deposits	(15)	(197)	8	(204)
Money market deposits	(2)	13	—	11
Savings deposits	(1)	(8)	—	(9)
Time deposits	(234)	(538)	85	(687)
Short-term borrowings	170	(17)	(103)	50
Other interest-bearing liabilities	—	(2)	—	(2)
Junior subordinated debentures	—	(69)	—	(69)

Total interest expense	(82)	(818)	(10)	(910)

Net interest income	$29	$(240)	$(8)	$(219)

(1)	The volume change in net interest income represents the change in average balance divided by the previous year’s rate.

(2)	The rate change in net interest income represents the change in rate divided by the previous year’s average balance.

(3)	The mix change in net interest income represents the change in average balance multiplied by the change in rate.
Provision for loan losses. In response to an increase in the level of adversely classified loans and net loan charge-offs and our evaluation of the overall adequacy of the allowance for loan losses in the current economic environment, particularly related to the decline in real estate values, we increased our provision for loan losses. The Company recorded $700 thousand in provision for loan losses for the three months ended September 30, 2008 compared to $125 thousand for the three months ended September 30, 2007. Management assesses its loan quality monthly to maintain an adequate allowance for loan losses. Based on information currently available, management believes that the allowance for loan losses is adequate to provide for the probable losses in the portfolio. However, no assurance can be given that the Company may not sustain charge-offs which are in excess of the allowance in any given period. The Company’s loan portfolio composition and non-performing loans and assets are further discussed under the Financial Condition section.
Non-interest income. During the three months ended September 30, 2008, total non-interest income decreased by $418 thousand from the same period in 2007 related to a $415 thousand other-than-temporary impairment charge for an investment in a debt security issued by Lehman Brothers Holdings, Inc. Declines of $21 thousand in investment services income and $19 thousand in official check fees were offset by increases in other non-interest income categories the largest of which was a $13 thousand increase in the gain on sale of government-guaranteed loans.

The following table describes the components of non-interest income for the three-month periods ending September 30, 2008 and 2007, dollars in thousands:

	For the Three Months
	Ended September 30,		Dollar	Percentage
	2008	2007	Change	Change
Service charges on deposit accounts	$1,015	$1,009	$6	0.6%
Earnings on life insurance policies	107	105	2	1.9%
Merchant processing income	97	94	3	3.2%
Gain on sale of loans	32	19	13	68.4%
Customer service fees	30	29	1	3.4%
Federal Home Loan Bank dividends	30	26	4	15.4%
Loan servicing fees	25	24	1	4.2%
Investment services income	21	42	(21)	-50.0%
Official check fees	20	39	(19)	-48.7%
Safe deposit box and night depository income	16	14	2	14.3%
Other deposit account fees	10	8	2	25.0%
Printed check fee income	3	2	1	50.0%
Loss on sale of vehicles	(6)	(4)	(2)	-50.0%
Impairment loss on investment security	(415)	—	(415)	-100.0%
Other	25	21	4	19.0%

Total non-interest income	$1,010	$1,428	$(418)	-29.3%

Non-interest expenses. During the three months ended September 30, 2008, total non-interest expenses increased $295 thousand, or 6%, to $5.0 million, up from $4.7 million for the comparable period in 2007. The increase in non-interest expense was primarily the result of increases in salaries, occupancy and equipment expense, loan collection expenses and FDIC insurance premiums.
Net additions to salary and benefit expenses totaling $124 thousand included $78 thousand related to expansion of our SBA lending activities. Increases in payroll taxes of $32 thousand, bonus expense of $38 thousand and employee recruitment costs of $33 thousand were offset by a $98 thousand increase in the deferral of loan origination costs.
Occupancy and equipment expense increased by $68 thousand. This increase includes an increase of $62 thousand related to our Redding branch which moved into its permanent facility during July, 2008. Consistent with the increase in nonperforming assets during the period, loan collection expense increased by $65 thousand from $35 thousand during the three months ended September 30, 2007 to $100 thousand during the current period. Other expense increased by $52 thousand related to a $57 thousand increase in FDIC insurance premiums. During 2007 the Company was able to use its remaining credit balance with the FDIC to offset insurance premium billings; however by the end of the first quarter of 2008 the credit balance had been fully utilized.
The largest positive variance in non-interest expense was a $33 thousand decline in deposit premium amortization. Amortization of this intangible asset has declined in 2008 as a portion of the asset is now fully amortized. The remaining asset is scheduled to amortize at the rate of $173 thousand per year until October, 2013.

The following table describes the components of non-interest expense for the three-month periods ending September 30, 2008 and 2007, dollars in thousands:

	For the Three Months
	Ended September 30,		Dollar	Percentage
	2008	2007	Change	Change
Salaries and employee benefits	$2,799	$2,675	$124	4.6%
Occupancy and equipment	938	870	68	7.8%
Outside service fees	182	163	19	11.7%
Professional fees	151	167	(16)	-9.6%
Advertising and shareholder relations	107	102	5	-4.9%
Telephone and data communication	105	91	14	15.4%
Business development	102	114	(12)	-10.5%
Loan collection expenses	100	35	65	185.7%
Director compensation	89	87	2	2.3%
Armored car and courier	76	74	2	2.7%
Postage	60	62	(2)	-3.2%
Insurance	60	47	13	27.7%
Stationery and supplies	56	62	(6)	-9.7%
Deposit premium amortization	43	76	(33)	-43.4%
Other	111	59	52	88.1%

Total non-interest expense	$4,979	$4,684	$295	6.3%

Provision for income taxes. The provision for income taxes was $170 thousand, or 30.4% of pre-tax income for the three months ended September 30, 2008. This compares to $789 thousand or 38.2% of pre-tax income during the third quarter of 2007. The decrease of 7.8% reflects an increase during 2008 in the percentage of tax-exempt income as a percentage of pre-tax income.
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
Loan portfolio composition. Net loans increased slightly from $349 million at December 31, 2007 to $354 million at September 30, 2008. The Company continues to manage the mix of its loan portfolio consistent with its identity as a community bank serving the financing needs of all sectors of the area it serves. Although the Company offers a broad array of financing options, it continues to concentrate its focus on small to medium sized commercial businesses. These commercial loans offer diversification as to industries and types of businesses, thus limiting material exposure in any industry concentrations. The Company offers both fixed and floating rate loans and obtains collateral in the form of real property, business assets and deposit accounts, but looks to business and personal cash flows as its primary source of repayment.

The Company’s largest lending categories are real estate mortgage loans, consumer loans and real estate construction and land development loans. These categories accounted for approximately 43%, 17% and 21%, respectively of the Company’s total loan portfolio at September 30, 2008, compared with the approximate 36%, 21% and 22%, respectively of the Company’s total loan portfolio at December 31, 2007. In addition, the Company’s real estate related loans, including real estate mortgage loans, real estate construction loans, consumer equity lines of credit, and agricultural loans secured by real estate comprised 76% and 70% of the total loan portfolio at September 30, 2008 and December 31, 2007. The business activities of the Company currently are focused in the California counties of Plumas, Nevada, Placer, Lassen, Modoc, Shasta, and Sierra and in Washoe County in Northern Nevada. Consequently, the results of operations and financial condition of the Company are dependent upon the general trends in these economies and, in particular, the residential and commercial real estate markets. In addition, the concentration of the Company’s operations in these areas of Northeastern California and Northwestern Nevada exposes it to greater risk than other banking companies with a wider geographic base in the event of catastrophes, such as earthquakes, fires or floods in these regions.
At September 30, 2008 and December 31, 2007, approximately 65% and 63%, respectively, of the Company’s loan portfolio was compromised of variable rate loans. While real estate mortgage, commercial and consumer lending remain the foundation of the Company’s historical loan mix, some changes in the mix have occurred due to the changing economic environment and the resulting change in demand for certain loan types. In addition, the Company remains committed to the agricultural industry in Northeastern California and will continue to pursue high quality agricultural loans. Agricultural loans include both commercial and commercial real estate loans. The Company’s agricultural loan balances totaled $35 million at September 30, 2008 and $36 million at December 31, 2007.
Nonperforming assets. Nonperforming loans at September 30, 2008 were $3.8 million, an increase of $1.2 million from the $2.6 million balance at December 31, 2007. Nonperforming loans at September 30, 2008 consistent of thirty-two loans, six of which have a principal balance in excess of $100 thousand the largest of which has a balance of $1.9 million and is secured primarily by commercial real estate. All of the nonperforming loans are considered impaired and have a current fair value of $3.7 million.
Nonperforming assets (which are comprised of nonperforming loans plus foreclosed real estate and repossessed vehicle holdings) at September 30, 2008 were $6.2 million, an increase of $3.0 million over the $3.2 million balance at December 31, 2007. Foreclosed real estate holdings increased from three properties totaling $0.4 million at December 31, 2007 to eleven properties totaling $2.4 million at September 30, 2008. This increase is primarily related to improved residential land properties. The real estate holdings are carried at their fair values less estimated costs to sell.
Nonperforming loans as a percentage of total loans increased to 1.06% at September 30, 2008 from 0.75% at December 31, 2007. Nonperforming assets as a percentage of total assets increased to 1.34% at September 30, 2008 from 0.70% at December 31, 2007.
Analysis of allowance for loan losses. Net charge-offs during the nine months ended September 30, 2008 totaled $1.0 million, or 0.28% of average loans, compared to $290 thousand, or 0.08% of average loans, for the comparable period in 2007. Net charge-offs during the first nine months of 2008 were comprised of $1.1 million of charge-offs offset by $129 thousand in recoveries, compared to $516 thousand of charge-offs offset by $226 thousand in recoveries for the same period in 2007. The increase in charge-offs primarily relates to a decline in real estate values during the comparison periods. The allowance for loan losses was 1.37% of total loans as of September 30, 2008 up from 1.19% as of December 31, 2007. Based on an evaluation of the credit quality of the loan portfolio and delinquency trends and charge-offs, management believes the allowance for loan losses to be adequate. However, no prediction of the ultimate level of loans charged off in future years can be made with any certainty.

The following table provides certain information for the nine-month period indicated with respect to the Company’s allowance for loan losses as well as charge-off and recovery activity.

	For the Nine Months
	Ended September 30,
	(in thousands)
	2008	2007

Balance at January 1,	$4,211	$3,917

Charge-offs:
Commercial and agricultural	(182)	(43)
Real estate mortgage	(68)	—
Real estate construction	(423)	(46)
Consumer	(461)	(427)

Total charge-offs	(1,134)	(516)

Recoveries:
Commercial and agricultural	9	51
Real estate mortgage	—	—
Real estate construction	—	—
Consumer	120	175

Total recoveries	129	226

Net charge-offs	(1,005)	(290)

Provision for loan losses	1,690	500

Balance at September 30,	$4,896	$4,127

Net charge-offs during the nine-month period to average loans	0.28%	0.08%
Allowance for loan losses to total loans	1.37%	1.17%
Investment securities. Investment securities decreased $12.9 million to $42.4 million at September 30, 2008, down from $55.3 million at December 31, 2007. The investment portfolio balances in U.S. Treasuries, U.S. Government agencies, corporate debt securities and municipal obligations comprised 3%, 61%, 4% and 32%, respectively, of the Company’s investment portfolio at September 30, 2008 compared to 6%, 62%, 7%, and 25% at December 31, 2007. The decrease in the overall investment portfolio resulted primarily from maturities, calls and pay downs that were used to provide funding for loan growth and liquidity. Corporate debt securities consist of four corporate bonds with a value of $1.6 million. Three of these bonds each have a carrying value of approximately $500 thousand while the remaining bond is an unsecured debt security issued by Lehman Brothers Holdings, Inc. which has been written down in the third quarter of 2008 by $415 thousand from its par value of $500 thousand to a carrying value of $85 thousand.
Premises and equipment. Premises and equipment increased by $1.3 million from $14.7 million at December 31, 2007 to $16.0 million at September 30, 2008. This increase primarily relates to improvements and equipment for our new data processing facility and leasehold improvements at our new Redding branch.
Deposits. Total deposits were $383 million as of September 30, 2008, a decrease of $8.7 million, or 2%, from the December 31, 2007 balance of $392 million. Declines of $3.1 million in interest bearing transaction accounts (NOW), and $25.7 million in time deposits were partially offset by increases of $6.9 million in non-interest bearing demand deposits and $13.2 million in money market and savings accounts. The decrease in time deposits relates primarily to maturities during the first nine months of 2008 of higher rate promotional certificates of deposit. The increase in money market and savings accounts includes $9.5 million related to our on balance sheet money market sweep product which we introduced during the first quarter of 2008.

The Emergency Economic Stabilization Act of 2008 included a provision for an increase in the amount of deposits insured by the FDIC to $250,000. If not renewed, the additional FDIC insurance provision expires December 31, 2009. On October 14, 2008, the FDIC announced a new program — the Temporary Liquidity Guarantee Program that provides unlimited deposit insurance on funds in noninterest-bearing transaction deposit accounts not otherwise covered by the existing deposit insurance limit of $250,000. All eligible institutions will be covered under the program for the first 30 days without incurring any costs. After the initial period, participating institutions will be assessed a 10 basis point surcharge on the additional insured deposits.
The Company continues to manage the mix of its deposits consistent with its identity as a community bank serving the financial needs of its customers. Time deposits declined to 27% of total deposits as of September 30, 2008 down from 33% as of December 31, 2007. Non-interest bearing demand deposits were 31% of total deposits at September 30, 2008 up from the 28% at December 31, 2007. Interest bearing transaction accounts were 19% of total deposits at September 30, 2008 and December 31, 2007. Money market and savings deposits increased to 23% of total deposits at September 30, 2008 up from 20% at December 31, 2007.
Short-term borrowings. Short-term borrowings, which consisted of one day Federal Home Loan Bank (“FHLB”) advances, totaled $27.0 million at September 30, 2008 and $7.5 million at December 31, 2007.
CAPITAL RESOURCES
Shareholders’ equity as of September 30, 2008 and December 31, 2007 totaled $37.1 million. Earnings during the first nine months of 2008 of $1.7 million, a decrease in accumulated other comprehensive loss of $0.2 million and stock-based compensation expense of $0.2 million were offset by $0.8 million in common stock cash dividends, $0.9 million related to the repurchase of stock under the Company’s stock buyback plan and a $0.4 million cumulative-effect adjustment related to the Company’s split dollar life insurance policies upon adoption of EITF 06-04.
On December 20, 2007 the Company announced that for 2008 its board of directors authorized a common stock repurchase plan for up to 244,000 shares, or 5% of the Company’s shares outstanding on December 20, 2007. During the first nine months of 2008 the Company repurchased 78,617 shares at an average cost, including commission, of $12.03 per share for a total cost of $946 thousand.
It is the policy of the Company to periodically distribute excess retained earnings to the shareholders through the payment of cash dividends. Such dividends help promote shareholder value and capital adequacy by enhancing the marketability of the Company’s stock. All authority to provide a return to the shareholders in the form of a cash or stock dividend or split rests with the Board of Directors (the “Board). The Board will periodically, but on no regular schedule, review the appropriateness of a cash dividend payment. The Company’s cash dividend payout ratio over the five years ended December 31, 2007 averaged approximately 27% of net income. Although no assurance can be given that cash or stock dividends will be paid in the future.

On May 16, 2008, the Company paid a semi-annual common stock cash dividend of $0.16 per share. Given the current economic uncertainty the Company believes that it is prudent to lower the semi-annual dividend and to more closely align the dividend payout ratio with recent historical earnings levels. On October 24, 2008 the Company declared a semi-annual common stock cash dividend of $0.08 per share payable on November 21, 2008, resulting in a total cash dividend of $0.24 per share for 2008. During 2007 cash dividends of $0.30 per share were paid.
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
Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios of total and Tier 1 capital to risk-weighted assets and of Tier 1 capital to average assets. Each of these components is defined in the regulations. Management believes that the Company met all its capital adequacy requirements and that the Bank met the requirements to be considered well capitalized under the regulatory framework for prompt corrective action as of September 30, 2008.

The following table presents the Company’s and the Bank’s capital ratios as of September 30, 2008 and December 31, 2007, dollars in thousands:

	September 30, 2008		December 31,2007
	Amount	Ratio	Amount	Ratio
Tier 1 Leverage Ratio

Plumas Bancorp and Subsidiary	$46,143	10.3%	$46,209	10.0%
Minimum regulatory requirement	17,945	4.0%	18,439	4.0%
Plumas Bank	45,591	10.2%	45,415	9.9%
Minimum requirement for “Well-Capitalized” institution	22,403	5.0%	23,024	5.0%
Minimum regulatory requirement	17,923	4.0%	18,419	4.0%

Tier 1 Risk-Based Capital Ratio

Plumas Bancorp and Subsidiary	46,143	11.6%	46,209	11.6%
Minimum regulatory requirement	15,966	4.0%	15,881	4.0%
Plumas Bank	45,591	11.4%	45,415	11.5%
Minimum requirement for “Well-Capitalized” institution	23,914	6.0%	23,790	6.0%
Minimum regulatory requirement	15,943	4.0%	15,860	4.0%

Total Risk-Based Capital Ratio

Plumas Bancorp and Subsidiary	51,094	12.8%	50,475	12.7%
Minimum regulatory requirement	31,931	8.0%	31,763	8.0%
Plumas Bank	50,542	12.7%	49,681	12.5%
Minimum requirement for “Well-Capitalized” institution	39,857	10.0%	39,651	10.0%
Minimum regulatory requirement	31,886	8.0%	31,720	8.0%
On October 3, 2008, President Bush signed into law the Emergency Economic Stabilization Act of 2008 (the “EESA”). Pursuant to the EESA, the Secretary of the Treasury was authorized to establish the Troubled Asset Relief Program (“TARP”) and to invest in financial institutions and purchase mortgages, mortgage-backed securities and certain other financial instruments from financial institutions, in an aggregate amount up to $700 billion, for the purpose of stabilizing and providing liquidity to the U.S. financial markets. On October 14, 2008, the United States Department of the Treasury (the “UST”) announced a Capital Purchase Program (“CPP”) to invest up to $250 billion of this $700 billion amount in certain eligible U.S. banks, thrifts and their holding companies in the form of non-voting, senior preferred stock. Bank holding companies and banks eligible to participate as a Qualifying Financial Institution (“QFI”) in the CPP will be expected to comply with certain standardized terms and conditions specified by the UST, including the following:
•	Submission of an application on or before November 14, 2008 to the QFI’s Federal banking regulator to obtain preliminary approval to participate in the CPP;
•	If the QFI receives preliminary approval, it will have 30 days within which to submit final documentation and fulfill any outstanding requirements;
•
The minimum amount of capital eligible for purchase by the UST under the CPP is 1 percent of the TotalRisk-Weighted Assets of the QFI and the maximum is the lesser of (i) an amount equal to 3 percent of the Total Risk-Weighted Assets of the QFI or (ii) $25 billion;

•	Capital acquired by a QFI under the CPP will be accorded Tier 1 capital treatment;
•
The preferred stock issued to the UST will be non-voting (except in the case of class votes), senior perpetual preferred stock that ranks senior to common stock and pari passu with existing preferred stock (except junior preferred stock);

•	In addition to the preferred stock, the UST will be issued warrants to acquire shares of the QFI’s common stock equal in value to 15 percent of the amount of capital purchased by the UST;

•	Dividends on the preferred stock are payable to the UST at the rate of 5% per annum for the first 5 years and 9% per annum thereafter;
•	Subject to certain exceptions and other requirements, no redemption of the preferred stock is permitted during the first 3 years;
•	Certain restrictions on the payment of dividends to shareholders of the QFI shall remain in effect while the preferred stock purchased by the UST is outstanding;
•	Any repurchase of QFI shares will require the consent of the UST, subject to certain exceptions;
•	The preferred shares are not subject to any contractual restrictions on transfer; and
•	The QFI must agree to be bound by certain executive compensation and corporate governance requirements and senior executive officers must agree to certain compensation restrictions.
The Company and the Bank meet all of their capital requirements and the Bank is considered well capitalized. The Company’s capital position and other liquidity sources provide deposit customers with an important level of safety and confidence in the Company that is essential in these uncertain economic times. While management is currently researching the CPP Program, at this point it is not certain whether or not the Company would apply for participation. The Company is continuing to evaluate its position.
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
The Company has unsecured short-term borrowing agreements with two of its correspondent banks in the amounts of $10 million and $5 million. In addition, the Company can borrow up to $93 million from the Federal Home Loan Bank secured by commercial and residential mortgage loans. At September 30, 2008 the Company had outstanding borrowings, consisting of overnight advances, of $27 million from the Federal Home Loan Bank.
Customer deposits are the Company’s primary source of funds. Total deposits were $383 million as of September 30, 2008, a decrease of $8.7 million, or 2%, from the December 31, 2007 balance of $392 million. Those funds are held in various forms with varying maturities. The Company does not have any brokered deposits. The Company’s securities portfolio, federal funds sold, Federal Home Loan Bank advances, and cash and due from banks serve as the primary sources of liquidity, providing adequate funding for loans during periods of high loan demand. During periods of decreased lending, funds obtained from the maturing or sale of investments, loan payments, and new deposits are invested in short-term earning assets, such as federal funds sold and investment securities, to serve as a source of funding for future loan growth.
Management believes that the Company’s available sources of funds, including short-term borrowings, will provide adequate liquidity for its operations in the foreseeable future.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
As a smaller reporting company we are not required to provide the information required by this item.
ITEM 4. CONTROLS AND PROCEDURES
The Company’s Chief Executive Officer, Chief Operating Officer and Chief Financial Officer, based on their evaluation of the Company’s disclosure controls and procedures as of the end of the Company’s fiscal quarter ended September 30, 2008 (as defined in Exchange Act Rule 13a—15(e), have concluded that the Company’s disclosure controls and procedures are adequate and effective for purposes of Rule 13a—15(e) in timely alerting them to material information relating to the Company required to be included in the Company’s filings with the SEC under the Securities Exchange Act of 1934.
There were no significant changes in the Company’s internal controls over financial reporting or in other factors that could significantly affect internal controls that occurred during the Company’s fiscal quarter ended September 30, 2008.

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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
(a) None.
(b) None.
(c) Issuer Purchases of Equity Securities

			Total Number
			of Shares
			Purchased as
			Part of	Maximum
	Total		Publicly	Number of Shares
	Number of	Average	Announced	That May Yet Be
	Shares	Price Paid	Plans or	Purchased Under the
Period	Purchased	per Share (1)	Programs	Plans or Programs (2)
July 1, 2008 to July 31, 2008	8,774	$10.57	8,774	182,754
August 1, 2008 to August 31, 2008	6,449	$10.32	6,449	176,305
September 1, 2008 to September 30, 2008	10,922	$10.62	10,922	165,383

Total	26,145	$10.53	26,145

(1)	Includes commissions.

(2)
On December 20, 2007 the Company announced that for 2008 its board of directors authorized a common stock repurchase plan for up to 244,000 shares, or 5% of the Company’s shares outstanding on December 20, 2007.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
None
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

10.6
Executive Salary Continuation Agreement as amended of Douglas N. Biddle dated June 2, 1994, is included as Exhibit 10.6 to the Registrant’s 10-QSB for September 30, 2002, which is incorporated by this reference herein.

10.7	Split Dollar Agreements of Douglas N. Biddle dated January 24, 2002, is included as Exhibit 10.7 to the Registrant’s 10-QSB for September 30, 2002, which is incorporated by this reference herein.

10.8	Director Retirement Agreement of John Flournoy dated March 21, 2007, is included as Exhibit 10.8 to Registrant’s 10-Q for March 31, 2007, which is incorporated by this reference herein.

10.9
Executive Salary Continuation Agreement as amended of Dennis C. Irvine dated June 2, 1994, is included as Exhibit 10.9 to the Registrant’s 10-QSB for September 30, 2002, which is incorporated by this reference herein.

10.10	Split Dollar Agreements of Dennis C. Irvine dated January 24, 2002, is included as Exhibit 10.10 to the Registrant’s 10-QSB for September 30, 2002, which is incorporated by this reference herein.

10.11
First Amendment to Executive Salary Continuation Agreement of Robert T. Herr dated September 15, 2004, is included as Exhibit 10.11 to the Registrant’s 8-K filed on September 17, 2004, which is incorporated by this reference herein.

10.13
Deferred Fee Agreement as amended of Jerry V. Kehr dated August 19, 1998, is included as Exhibit 10.13 to the Registrant’s 10-QSB for September 30, 2002, which is incorporated by this reference herein.

10.14
Amended and Restated Director Retirement Agreement of Jerry V. Kehr dated April 28, 2000, is included as Exhibit 10.14 to the Registrant’s 10-QSB for September 30, 2002, which is incorporated by this reference herein.

10.15	Consulting Agreement of Jerry V. Kehr dated May 10, 2000, is included as Exhibit 10.15 to the Registrant’s 10-QSB for September 30, 2002, which is incorporated by this reference herein.

10.16	Deferred Fee Agreement of Jerry V. Kehr dated December 21, 2005 is included as Exhibit 10.16 to the Registrant’s 8-K filed on March 15, 2006, which is incorporated by this reference herein.

10.18
Amended and Restated Director Retirement Agreement of Daniel E. West dated May 10, 2000, is included as Exhibit 10.18 to the Registrant’s 10-QSB for September 30, 2002, which is incorporated by this reference herein.

10.19	Consulting Agreement of Daniel E. West dated May 10, 2000, is included as Exhibit 10.19 to the Registrant’s 10-QSB for September 30, 2002, which is incorporated by this reference herein.

10.20	Split Dollar Agreements of Robert T. Herr dated September 15, 2004, is included as Exhibit 10.20 to the Registrant’s 8-K filed on September 17, 2004, which is incorporated by this reference herein.

10.21
Amended and Restated Director Retirement Agreement of Alvin G. Blickenstaff dated April 19, 2000, is included as Exhibit 10.21 to the Registrant’s 10-QSB for September 30, 2002, which is incorporated by this reference herein.

10.22	Consulting Agreement of Alvin G. Blickenstaff dated May 8, 2000, is included as Exhibit 10.22 to the Registrant’s 10-QSB for September 30, 2002, which is incorporated by this reference herein.

10.24
Amended and Restated Director Retirement Agreement of Gerald W. Fletcher dated May 10, 2000, is included as Exhibit 10.24 to the Registrant’s 10-QSB for September 30, 2002, which is incorporated by this reference herein.

10.25	Consulting Agreement of Gerald W. Fletcher dated May 10, 2000, is included as Exhibit 10.25 to the Registrant’s 10-QSB for September 30, 2002, which is incorporated by this reference herein.

10.27
Amended and Restated Director Retirement Agreement of Arthur C. Grohs dated May 9, 2000, is included as Exhibit 10.27 to the Registrant’s 10-QSB for September 30, 2002, which is incorporated by this reference herein.

10.28	Consulting Agreement of Arthur C. Grohs dated May 9, 2000, is included as Exhibit 10.28 to the Registrant’s 10-QSB for September 30, 2002, which is incorporated by this reference herein.

10.33
Amended and Restated Director Retirement Agreement of Terrance J. Reeson dated April 19, 2000, is included as Exhibit 10.33 to the Registrant’s 10-QSB for September 30, 2002, which is incorporated by this reference herein.

10.34	Consulting Agreement of Terrance J. Reeson dated May 10, 2000, is included as Exhibit 10.34 to the Registrant’s 10-QSB for September 30, 2002, which is incorporated by this reference herein.

10.39	Deferred Fee Agreement of Thomas Watson dated March 3, 2001, is included as Exhibit 10.39 to the Registrant’s 10-QSB for September 30, 2002, which is incorporated by this reference herein.

10.40	2001 Stock Option Plan as amended is included as exhibit 99.1 of the Form S-8 filed July 23, 2002, File No. 333-96957, which is incorporated by this reference herein.

10.41	Form of Indemnification Agreement, is included as Exhibit 10.41 to the Registrant’s 10-QSB for September 30, 2002, which is incorporated by this reference herein.

10.43	Plumas Bank 401(k) Profit Sharing Plan as amended is included as exhibit 99.1 of the Form S-8 filed February 14, 2003, File No. 333-103229, which is incorporated by this reference herein.

10.44	Executive Salary Continuation Agreement of Robert T. Herr dated June 4, 2002, is included as Exhibit 10.44 to the Registrant’s 10-Q for March 31, 2003, which is incorporated by this reference herein.

10.46	1991 Stock Option Plan as amended is included as Exhibit 10.46 to the Registrant’s 10-Q for September 30, 2004, which is incorporated by this reference herein.

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

10.49	Amended and Restated Plumas Bancorp Stock Option Plan is included as Exhibit 10.49 to the Registrant’s 10-Q for September 30, 2006, which is incorporated by this reference herein.

10.59	Director Retirement Agreement of Thomas Watson dated May 1, 2003, is included as Exhibit 10.59 to the Registrant’s 10-Q for September 30, 2003, which is incorporated by this reference herein.

10.60	Consulting Agreement of Thomas Watson dated May 1, 2003, is included as Exhibit 10.60 to the Registrant’s 10-Q for September 30, 2003, which is incorporated by this reference herein.

10.62	Deferred Fee Agreement of Thomas Watson dated December 23, 2004, is included as Exhibit 10.62 to the Registrant’s 8-K filed on January 6, 2005, which is incorporated by this reference herein.

10.63	Deferred Fee Agreement of Jerry V. Kehr dated December 24, 2004, is included as Exhibit 10.63 to the Registrant’s 8-K filed on January 6, 2005, which is incorporated by this reference herein.

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

11	Computation of per share earnings appears in the attached 10-Q under Plumas Bancorp and Subsidiary Notes to Condensed Consolidated Financial Statements as Footnote 5 - Earnings Per Share.

31.1	Rule 13a-14(a) [Section 302] Certification of Principal Financial Officer dated November 6, 2008.

31.2	Rule 13a-14(a) [Section 302] Certification of Principal Executive Officer dated November 6, 2008.

32.1	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 dated November 6, 2008.

32.2	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 dated November 6, 2008.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 6, 2008	PLUMAS BANCORP (Registrant)
/s/ Andrew J. Ryback
Andrew J. Ryback
Executive Vice President Chief Financial Officer

/s/ Douglas N. Biddle
Douglas N. Biddle
President and Chief Executive Officer

EXHIBIT INDEX

Exhibit
Number	Description

31.1	Rule 13a-14(a) [Section 302] Certification of Principal Financial Officer dated November 6, 2008.

31.2	Rule 13a-14(a) [Section 302] Certification of Principal Executive Officer dated November 6, 2008.

32.1	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 dated November 6, 2008.

32.2	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 dated November 6, 2008.