Form 10-K
period 2008-12-31
PLUMAS BANCORP
filed 2009-03-18
CIK 1168455

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☑	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2008
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
☑ Yes     ☐ No
Indicated by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this form 10-K. ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule12b-2 of the Exchange Act:

Large Accelerated Filer ☐	Accelerated Filer ☐	Non-Accelerated Filer ☐	Smaller Reporting Company ☑
Indicate by check mark if the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
☐ Yes     ☑ No
As of June 30, 2008, the aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant was approximately $45.6 million, based on the closing price reported to the Registrant on that date of $10.63 per share.
Shares of Common Stock held by each officer and director have been excluded in that such persons may be deemed to be affiliates. This determination of the affiliate status is not necessarily a conclusive determination for other purposes.
The number of shares of Common Stock of the registrant outstanding as of March 17, 2009 was 4,776,339.
Documents Incorporated by Reference: Portions of the definitive proxy statement for the 2009 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission pursuant to SEC Regulation 14A are incorporated by reference in Part III, Items 10-14.

Page
PART I

Item 1. Business	4

Item 1A. Risk Factors	23

Item 1B. Unresolved Staff Comments	23

Item 2. Properties	24

Item 3. Legal Proceedings	25

Item 4. Submission of Matters to a Vote of Security Holders	25

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	26

Item 6. Selected Financial Data	28

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations	29

Item 7A. Quantitative and Qualitative Disclosures About Market Risk	51

Item 8. Financial Statements and Supplementary Data	51

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	52

Item 9A. Controls and Procedures	52

Item 9B. Other Information	53

PART III

Item 10. Directors, Executive Officers and Corporate Governance	53

Item 11. Executive Compensation	53

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	53

Item 13. Certain Relationships and Related Transactions, and Director Independence	54

Item 14. Principal Accountant Fees and Services	54

PART IV

Item 15. Exhibits and Financial Statement Schedules	54

Signatures	58

Exhibit 3.2
Exhibit 10.1
Exhibit 10.50
Exhibit 10.51
Exhibit 10.52
Exhibit 10.53
Exhibit 10.54
Exhibit 10.55
Exhibit 10.56
Exhibit 10.57
Exhibit 10.58
Exhibit 23
Exhibit 31.1
Exhibit 31.2
Exhibit 32.1
Exhibit 32.2

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
The Company’s principal source of income is dividends from the Bank, but the Company may explore supplemental sources of income in the future. The cash outlays of the Company, including (but not limited to) the payment of dividends to shareholders, if and when declared by the Board of Directors, costs of repurchasing Company common stock, and the cost of servicing debt, will generally be paid from dividends paid to the Company by the Bank.
At December 31, 2008, the Company had consolidated assets of $457 million, deposits of $372 million, other liabilities of $50 million and shareholders’ equity of $35 million. The Company’s liabilities include $10.3 million in junior subordinated deferrable interest debentures issued in conjunction with the trust preferred securities issued by Plumas Statutory Trust I (the “Trust I”) in September 2002 and Plumas Statutory Trust II (the “Trust II”) in September 2005. Both Trust I and Trust II are further discussed in the section titled “Trust Preferred Securities.”
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
The Bank. The Bank is a California state-chartered bank that was incorporated in July 1980 and opened for business in December 1980. The Bank is not a member of the Federal Reserve System. The Bank’s Administrative Office is also located at 35 South Lindan Avenue, Quincy, California. At December 31, 2008 the Bank had approximately $457 million in assets, $359 million in net loans and $372 million in deposits (including a deposit of $0.7 million from the Bancorp). It is currently the largest independent bank headquartered in Plumas County. The Bank’s deposit accounts are insured by the Federal Deposit Insurance Corporation (the “FDIC”) up to maximum insurable amounts. The Bank is participating in the Federal Deposit insurance Corporation (FDIC) Transaction Account Guarantee Program. Under the program, through December 31, 2009, all noninterest-bearing transaction accounts are fully guaranteed by the FDIC for the entire amount in the account. Coverage under the Transaction Account Guarantee Program is in addition to and separate from the coverage under the FDIC’s general deposit insurance rules.
The Bank’s primary service area covers the Northeastern portion of California, with Lake Tahoe to the South and the Oregon border to the North. The Bank, through its thirteen branch network, serves the seven contiguous counties of Plumas, Nevada, Sierra, Placer, Lassen, Modoc and Shasta. The branches are located in the communities of Quincy, Portola, Greenville, Westwood, Truckee, Fall River Mills, Alturas, Susanville, Chester, Tahoe City, Kings Beach, Loyalton and Redding. The Bank maintains fifteen automated teller machines (“ATMs”) tied in with major statewide and national networks. In addition to its branch network, the Bank operates a commercial lending office in Reno, Nevada and a lending office specializing in government-guaranteed lending in Auburn, California. The Bank’s primary business is servicing the banking needs of these communities. Its marketing strategy stresses its local ownership and commitment to serve the banking needs of individuals living and working in the Bank’s primary service areas.

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
The Bank’s Government-guaranteed lending center, headquartered in Auburn, California with additional personnel in Truckee, provides Small Business Administration and USDA Rural Development loans to qualified borrowers throughout Northern California and Northern Nevada. During 2007 the Bank was granted nationwide Preferred Lender status with the U.S. Small Business Administration and we expect government-guaranteed lending to become an important part of our overall lending operation. Also we maintain a significant participation loan portfolio. Participations with commitments totaling $5.5 million and outstanding balances of $4.9 million, all of which were acquired through our Reno, Nevada lending office, were purchased during 2008. Total participations of $47.6 million and $43.3 million were included in the Company’s loan portfolio as of December 31, 2008 and 2007.
The Agricultural Credit Centers located in Susanville and Alturas provide a complete line of credit services in support of the agricultural activities which are key to the continued economic development of the communities we serve. “Ag lending” clients include a full range of individual farming customers, small- to medium-sized business farming organizations and corporate farming units.
As of December 31, 2008, the principal areas to which we directed our lending activities, and the percentage of our total loan portfolio comprised by each, were as follows: (i) loans secured by real estate — 61.7%; (ii) commercial and industrial loans — 11.6%; (iii) consumer loans (including residential equity lines of credit) — 16.9%; and (iv) agricultural loans (including agricultural real estate loans) — 9.8%.
In addition to the lending activities noted above, we offer a wide range of deposit products for the retail and commercial banking markets including checking, interest-bearing checking, business sweep, savings, time deposit and retirement accounts, as well as remote deposit, telephone banking and internet banking with bill-pay options. Interest bearing deposits include our Money Fund Plu$ checking account. This account is intended to pay rates comparable to those available on a money fund offered by a typical brokerage firm. As of December 31, 2008, the Bank had 33,217 deposit accounts with balances totaling approximately $372 million, compared to 33,882 deposit accounts with balances totaling approximately $393 million at December 31, 2007. We attract deposits through our customer-oriented product mix, competitive pricing, convenient locations, extended hours, remote deposit operations and drive-up banking, all provided with a high level of customer service.
Most of our deposits are attracted from individuals, business-related sources and smaller municipal entities. This mix of deposit customers resulted in a relatively modest average deposit balance of approximately $11,500 at December 31, 2008. However, it makes us less vulnerable to adverse effects from the loss of depositors who may be seeking higher yields in other markets or who may otherwise draw down balances for cash needs. There were no brokered deposits at December 31, 2008.
We also offer a variety of other products and services to complement the lending and deposit services previously reviewed. These include cashier’s checks, traveler’s checks, bank-by-mail, ATMs, night depository, safe deposit boxes, direct deposit, electronic funds transfers, on-line banking, remote deposit, and other customary banking services.

In order to provide non-deposit investment options, we have developed a strategic alliance with Financial Network Investment Corporation (“FNIC”). Through this arrangement, certain employees of the Bank are also licensed representatives of FNIC. These employees provide our customers throughout our branch network with convenient access to annuities, insurance products, mutual funds, and a full range of investment products.
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
We hold no patents or licenses (other than licenses required by appropriate bank regulatory agencies or local governments), franchises, or concessions. Our business has a modest seasonal component due to the heavy agricultural and tourism orientation of some of the communities we serve. As our branches in less rural areas such as Truckee have expanded and with the opening our Reno commercial lending office, the agriculture-related base has become less significant. We are not dependent on a single customer or group of related customers for a material portion of our deposits, nor are a material portion of our loans concentrated within a single industry or group of related industries. There has been no material effect upon our capital expenditures, earnings, or competitive position as a result of federal, state, or local environmental regulation.
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
Recent Developments. During the fourth quarter of 2007 the Company opened a government-guaranteed lending office in Auburn, California. During the second quarter of 2007, we opened our Redding, California branch in a temporary location and in July 2008 we relocated this branch to its permanent location. During the fourth quarter of 2006 we opened a commercial lending office in Reno, Nevada.
Capital Purchase Program — TARP — Preferred Stock and Stock Warrant. On January 30, 2009 the Company entered into a Letter Agreement (the “Purchase Agreement”) with the United States Department of the Treasury (“Treasury”), pursuant to which the Company issued and sold (i) 11,949 shares of the Company’s Fixed Rate Cumulative Perpetual Preferred Stock, Series A (the “Series A Preferred Stock”) and (ii) a warrant (the “Warrant”) to purchase 237,712 shares of the Company’s common stock, no par value (the “Common Stock”), for an aggregate purchase price of $11,949,000 in cash.
The Series A Preferred Stock will qualify as Tier 1 capital and will pay cumulative dividends quarterly at a rate of 5% per annum for the first five years, and 9% per annum thereafter. The Company may redeem the Series A Preferred Stock at its liquidation preference ($1,000 per share) plus accrued and unpaid dividends under the American Recovery and Reinvestment Act of 2009, subject to the Treasury’s consultation with the Company’s appropriate federal regulator.

The Warrant has a 10-year term and is immediately exercisable upon its issuance, with an exercise price, subject to antidilution adjustments, equal to $7.54 per share of the Common Stock. Treasury has agreed not to exercise voting power with respect to any shares of Common Stock issued upon exercise of the Warrant.
Prior to January 30, 2012, unless the Company has redeemed the Series A Preferred Stock, or the Treasury has transferred the Series A Preferred Stock to a third party, the consent of the Treasury will be required for the Company to: (1) declare or pay any dividend or make any distribution on shares of the Common Stock (other than regular quarterly cash dividends of not more than $0.04 per share or regular semi-annual cash dividends of not more than $0.08 per share); or (2) redeem, purchase or acquire any shares of Common Stock or other equity or capital securities, other than in connection with benefit plans consistent with past practice and certain other circumstances specified in the Purchase Agreement.
Trust Preferred Securities. During the third quarter of 2002, the Company formed a wholly owned Connecticut statutory business trust, Plumas Statutory Trust I (the “Trust I”). On September 26, 2002, the Company issued to the Trust I, Floating Rate Junior Subordinated Deferrable Interest Debentures due 2032 (the “Debentures”) in the aggregate principal amount of $6,186,000. In exchange for these debentures the Trust I paid the Company $6,186,000. The Trust I funded its purchase of debentures by issuing $6,000,000 in floating rate capital securities (“trust preferred securities”), which were sold to a third party. These trust preferred securities qualify as Tier I capital under current Federal Reserve Board guidelines. The Debentures are the only asset of the Trust I. The interest rate and terms on both instruments are substantially the same. The rate is based on the three-month LIBOR (London Interbank Offered Rate) plus 3.40%, not to exceed 11.9%, adjustable quarterly. The proceeds from the sale of the Debentures were primarily used by the Company to inject capital into the Bank.
During the third quarter of 2005, the Company formed a wholly owned Connecticut statutory business trust, Plumas Statutory Trust II (the “Trust II”). On September 28, 2005, the Company issued to the Trust II, Floating Rate Junior Subordinated Deferrable Interest Debentures due 2035 (the “Debentures”) in the aggregate principal amount of $4,124,000. In exchange for these debentures the Trust II paid the Company $4,124,000. The Trust II funded its purchase of debentures by issuing $4,000,000 in floating rate capital securities (“trust preferred securities”), which were sold to a third party. These trust preferred securities qualify as Tier I capital under current Federal Reserve Board guidelines. The Debentures are the only asset of the Trust II. The interest rate and terms on both instruments are substantially the same. The rate is based on the three-month LIBOR (London Interbank Offered Rate) plus 1.48%, adjustable quarterly. The proceeds from the sale of the Debentures were primarily used by the Company to inject capital into the Bank.
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

Business Concentrations. No individual or single group of related customer accounts is considered material in relation to the Banks’ assets or deposits, or in relation to our overall business. However, at December 31, 2008 approximately 75% of the Bank’s total loan portfolio consisted of real estate-secured loans, including real estate mortgage loans, real estate construction loans, consumer equity lines of credit, and agricultural loans secured by real estate. Moreover, our business activities are currently focused in the California counties of Plumas, Nevada, Placer, Lassen, Modoc, Shasta and Sierra and Washoe County in Nevada. Consequently, our results of operations and financial condition are dependent upon the general trends in these economies and, in particular, the residential and commercial real estate markets. In addition, the concentration of our operations in these areas of California and Nevada exposes us to greater risk than other banking companies with a wider geographic base in the event of catastrophes, such as earthquakes, fires and floods in these regions in California and Nevada.
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
Currently, within the Bank’s branch service area there are 34 traditional banking branch offices of competing institutions, including 21 branches of 6 major banks. As of June 30, 2008, the Federal Deposit Insurance Corporation estimated the Bank’s market share of insured deposits within the communities it serves to be as follows: Chester 70%, Quincy 54%, Portola 47%, Alturas 38%, Susanville 35%, Kings Beach 33%, Fall River Mills/Burney 20%, Truckee 18%, Tahoe City 3%, Redding less than 1% and 100% in the communities of Greenville, Westwood and Loyalton. Redding is the location of our most recently opened branch, which opened its doors in June 2007.
Technological innovations have also resulted in increased competition in financial services markets. Such innovation has, for example, made it possible for non-depository institutions to offer customers automated transfer payment services that previously were considered traditional banking products. In addition, many customers now expect a choice of delivery systems and channels, including telephone, mail, home computer, mobile, ATMs, full-service branches, and/or in-store branches. The sources of competition in such products include traditional banks as well as savings associations, credit unions, brokerage firms, money market and other mutual funds, asset management groups, finance and insurance companies, internet-only financial intermediaries, and mortgage banking firms.

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
Employees. At December 31, 2008, the Company and its subsidiary employed 195 persons. On a full-time equivalent basis, we employed 177 persons. We believe our employee relations are excellent.
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
In addition to the risk-based guidelines, the FRB and FDIC require banking organizations to maintain a minimum amount of Tier 1 capital to average total assets, referred to as the leverage ratio. For a banking organization rated in the highest of the five categories used by regulators to rate banking organizations, the minimum leverage ratio of Tier 1 capital to total assets is 3%. It is improbable; however, that an institution with a 3% leverage ratio would receive the highest rating by the regulators since a strong capital position is a significant part of the regulators’ ratings. For all banking organizations not rated in the highest category, the minimum leverage ratio is at least 100 to 200 basis points above the 3% minimum. Thus, the effective minimum leverage ratio, for all practical purposes, is at least 4% or 5%. In addition to these uniform risk-based capital guidelines and leverage ratios that apply across the industry, the FRB and FDIC have the discretion to set individual minimum capital requirements for specific institutions at rates significantly above the minimum guidelines and ratios.

A bank that does not achieve and maintain the required capital levels may be issued a capital directive by the FDIC to ensure the maintenance of required capital levels. As discussed above, we are required to maintain certain levels of capital, as is the Bank. The regulatory capital guidelines as well as the actual capitalization for the Bank and Bancorp as of December 31, 2008 follow:

	Requirement for the
	Bank to be:
	Adequately	Well	Plumas	Plumas
	Capitalized	Capitalized	Bank	Bancorp
Tier 1 leverage capital ratio	4.0%	5.0%	9.7%	9.8%
Tier 1 risk-based capital ratio	4.0%	6.0%	10.8%	11.0%
Total risk-based capital ratio	8.0%	10.0%	12.1%	12.2%
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
Premiums for Deposit Insurance. The deposit insurance fund of the FDIC insures our customer deposits up to prescribed limits for each depositor. The Federal Deposit Insurance Reform Act of 2005 and the Federal Deposit Insurance Reform Conforming Amendments Act of 2005 amended the insurance of deposits by the FDIC and collection of assessments from insured depository institutions for deposit insurance. The FDIC approved a final rule to determine risk-based assessment rates on November 2, 2006, with rates effective on January 1, 2007, however new rules were proposed in 2008. An insured depository institution’s assessment rate under the final rule is based on the new assessment rate schedule, its long-term debt issuer ratings or recent financial ratios and supervisory ratings. The proposed rule would also look at other factors that increase risks to the FDIC’s insurance fund. Any increase in assessments or the assessment rate could have a material adverse effect on our business, financial condition, results of operations or cash flows, depending on the amount of the increase. Furthermore, the FDIC is authorized to raise insurance premiums under certain circumstances.
The FDIC is authorized to terminate a depository institution’s deposit insurance upon a finding by the FDIC that the institution’s financial condition is unsafe or unsound or that the institution has engaged in unsafe or unsound practices or has violated any applicable rule, regulation, order or condition enacted or imposed by the institution’s regulatory agency. The termination of deposit insurance for the bank would have a material adverse effect on our business, financial condition, results of operations and/or cash flows.

Federal Home Loan Bank System. The Bank is a member of the Federal Home Loan Bank of San Francisco (the “FHLB-SF”). Among other benefits, each Federal Home Loan Bank (“FHLB”) serves as a reserve or central bank for its members within its assigned region. Each FHLB is financed primarily from the sale of consolidated obligations of the FHLB system. Each FHLB makes available loans or advances to its members in compliance with the policies and procedures established by the Board of Directors of the individual FHLB. The FHLB-SF utilizes a single class of stock with a par value of $100 per share, which may be issued, exchanged, redeemed and repurchased only at par value. As an FHLB member, the Bank is required to own FHLB — SF capital stock in an amount equal to the greater of:
•	a membership stock requirement with an initial cap of $25 million (100% of “membership asset value” as defined), or
•	an activity based stock requirement (based on percentage of outstanding advances).
The FHLB — SF capital stock is redeemable on five years written notice, subject to certain conditions.
At December 31, 2008 the Bank owned 19,328 shares of the FHLB-SF capital stock.
Federal Reserve System. The FRB requires all depository institutions to maintain non-interest bearing reserves at specified levels against their transaction accounts and non-personal time deposits. At December 31, 2008, we were in compliance with these requirements.
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
Penalties for noncompliance or violations under the above laws may include fines, reimbursement and other penalties. Due to heightened regulatory concern related to compliance with CRA, ECOA, TILA, FH Act, HMDA, RFPA and RESPA generally, the Company may incur additional compliance costs or be required to expend additional funds for investments in its local communities.

Recent Legislation and Other Changes. Federal and state laws affecting banking are enacted from time to time, and similarly federal and state regulations affecting banking are also adopted from time to time. The following include some of the recent laws and regulations affecting banking.
On February 17, 2009, the American Recovery and Reinvestment Act of 2009 (“ARRA”) was enacted to provide stimulus to the struggling US economy. ARRA authorizes spending of $787 billion, including about $288 billion for tax relief, $144 billion for state and local relief aid, and $111 billion for infrastructure and science. In addition, ARRA includes additional executive compensation restrictions for recipients of funds from the US Treasury under the Troubled Assets Relief Program of the Emergency Economic Stimulus Act of 2008 (“EESA”). The provisions of EESA amended by the ARRA include (i) expanding the coverage of the executive compensation limits to as many as the 25 most highly compensated employees of a TARP funds recipient and its affiliates for certain aspects of executive compensation limits and (ii) specifically limiting incentive compensation of covered executives to one-third of their annual compensation which is required to be paid in restricted stock that does not vest until all of the TARP funds are no longer outstanding (note that if TARP warrants remain outstanding and no other TARP instruments are outstanding, then such warrants would not be considered outstanding for purposes of this incentive compensation restriction. In addition, the board of directors of any TARP recipient is required under EESA, as amended to have a company-wide policy regarding excessive or luxury expenditures, as identified by the Treasury, which may include excessive expenditures on entertainment or events; office and facility renovations; aviation or other transportation services; or other activities or events that are not reasonable expenditures for staff development, reasonable performance incentives, or other similar measures conducted in the normal course of the business operations of the TARP recipient.
EESA, as amended by ARRA, provides for a new incentive compensation restriction for financial institutions receiving TARP funds. The number of executives and employees covered by this new incentive compensation restriction depends on the amount of TARP funds received by such entity. For community banks that have or will receive less than $25 million, the new incentive compensation restriction applies only to the highest paid employee. This new incentive compensation restriction prohibits a TARP recipient from paying or accruing any bonus, retention award, or incentive compensation during the period in which any TARP obligation remains outstanding, except that such prohibition shall not apply to the payment of long-term restricted stock by such TARP recipient, provided that such long-term restricted stock (i) does not fully vest during the period in which any TARP obligation remains outstanding, (ii) has a value in an amount that is not greater than 1/3 of the total amount of annual compensation of the employee receiving the stock; and (iii) is subject to such other terms and conditions as the Secretary of the Treasury may determine is in the public interest. In addition, this prohibition does not prohibit any bonus payment required to be paid pursuant to a written employment contract executed on or before February 11, 2009, as such valid employment contracts are determined by the Treasury.
EESA was amended by ARRA to also provide additional corporate governance provisions with respect to executive compensation including the following:
•
ESTABLISHMENT OF STANDARDS — During the period in which any TARP obligation remains outstanding, each TARP recipient shall be subject to the standards in the regulations issued by the Treasury with respect to executive compensation limitations for TARP recipients, and the provisions of section 162(m)(5) of the Internal Revenue Code of 1986, as applicable (nondeductibility of executive compensation in excess of $500,000).

•	COMPLIANCE WITH STANDARDS — The Treasury is required to see that each TARP recipient meet the required standards for executive compensation and corporate governance.

•	SPECIFIC REQUIREMENTS FOR THE REQUIRED STANDARDS —
•
Limits on compensation that exclude incentives for senior executive officers of the TARP recipient to take unnecessary and excessive risks that threaten the value of the financial institution during the period in which any TARP obligation remains outstanding.

•
A clawback requirement by such TARP recipient of any bonus, retention award, or incentive compensation paid to a senior executive officer and any of the next 20 most highly-compensated employees of the TARP recipient based on statements of earnings, revenues, gains, or other criteria that are later found to be materially inaccurate.

•
A prohibition on such TARP recipient making any golden parachute payment to a senior executive officer or any of the next 5 most highly-compensated employees of the TARP recipient during the period in which any TARP obligation remains outstanding.

•	A prohibition on any compensation plan that would encourage manipulation of the reported earnings of such TARP recipient to enhance the compensation of any of its employees.
•
A requirement for the establishment of an independent Compensation Committee that meets at least twice a year to discuss and evaluate employee compensation plans in light of an assessment of any risk posed to the TARP recipient from such plans. For a non SEC company that is a TARP recipient that has received $25,000,000 or less of TARP assistance, the duties of the compensation committee may be carried out by the board of directors of such TARP recipient.

In addition, EESA as amended by ARRA provides that for any TARP recipient, its annual meeting materials shall include a nonbinding shareholder approval proposal of executive compensation for shareholders to vote. The SEC is to establish regulations to implement this provision. While nonpublic companies are required to include this proposal, it is not known what the regulations will provide as to executive compensation disclosure requirements of such TARP recipients, and whether they will be as extensive as the existing SEC executive compensation requirements. In addition, shareholders are allowed to present other nonbinding proposals with respect to executive compensation.
On February 10, 2009, the U. S. Treasury, the Federal Reserve Board, the FDIC, the Office of the Comptroller of the Currency, and the Office of Thrift Supervision all announced a comprehensive set of measures to restore confidence in the strength of U.S. financial institutions and restart the critical flow of credit to households and businesses. This program is intended to restore the flows of credit necessary to support recovery.
The core program elements include:
•
A new Capital Assistance Program to help ensure that our banking institutions have sufficient capital to withstand the challenges ahead, paired with a supervisory process to produce a more consistent and forward-looking assessment of the risks on banks’ balance sheets and their potential capital needs.

•
A new Public-Private Investment Fund on an initial scale of up to $500 billion, with the potential to expand up to $1 trillion, to catalyze the removal of legacy assets from the balance sheets of financial institutions. This fund will combine public and private capital with government financing to help free up capital to support new lending.

•
A new Treasury and Federal Reserve initiative to dramatically expand — up to $1 trillion — the existing Term Asset-Backed Securities Lending Facility (TALF) in order to reduce credit spreads and restart the securitized credit markets that in recent years supported a substantial portion of lending to households, students, small businesses, and others.

•
An extension of the FDIC’s Temporary Liquidity Guarantee Program to October 31, 2009. A new framework of governance and oversight to help ensure that banks receiving funds are held responsible for appropriate use of those funds through stronger conditions on lending, dividends and executive compensation along with enhanced reporting to the public.

In October 2008, the President signed the Emergency Economic Stabilization Act of 2008 (“EESA”), in response to the global financial crisis of 2008 authorizing the United States Secretary of the Treasury with authority to spend up to $700 billion to purchase distressed assets, especially mortgage-backed securities, under the Troubled Assets Relief Program (“TARP”) and make capital injections into banks under the Capital Purchase Program. EESA gives the government the unprecedented authority to buy troubled assets on balance sheets of financial institutions under the Troubled Assets Relief Program and increases the limit on insured deposits from $100,000 to $250,000 through December 31, 2009. Some of the other provisions of EESA are as follows:
•	accelerated from 2011 to 2008 the date that the Federal Reserve Bank could pay interest on deposits of banks held with the Federal Reserve to meet reserve requirements;
•
to the extent that the U. S. Treasury purchases mortgage securities as part of TARP, the Treasury shall implement a plan to minimize foreclosures including using guarantees and credit enhancements to support reasonable loan modifications, and to the extent loans are owned by the government to consent to the reasonable modification of such loans;

•
limits executive compensation for executives for TARP participating financial institutions including a maximum corporate tax deduction limit of $500,000 for each of the top five highest paid executives of such institution, requiring clawbacks of incentive compensation that were paid based on inaccurate or false information, limiting golden parachutes for involuntary and certain voluntary terminations to 2.99x their average annual salary and bonus for the last five years, and prohibiting the payment of incentive compensation that encourages management to take unnecessary and excessive risks with respect to the institution;

•	extends the mortgage debt forgiveness provision of the Mortgage Forgiveness Debt Relief Act of 2007 by three years (2012) to ease the income tax burden on those involved with certain foreclosures; and
•	qualified financial institutions may count losses on FNMA and FHLMC preferred stock against ordinary income, rather than capital gain income.
The Temporary Liquidity Guarantee Program was implemented by the FDIC on October 14, 2008 to mitigate the lack of liquidity in the financial markets. The Temporary Liquidity Guarantee Program has two primary components: the Debt Guarantee Program, by which the FDIC will guarantee the payment of certain newly-issued senior unsecured debt, and the Transaction Account Guarantee Program, by which the FDIC will guarantee certain noninterest-bearing and low interest-bearing transaction accounts. The Debt Guarantee Program provides for an FDIC guarantee as to the payment of all senior unsecured debt (with a term of more than 30 days) issued by a qualified participating entity (insured depository institutions, bank and financial holding companies, and certain savings and loan holding companies) up to a limit of 125 percent of all senior unsecured debt outstanding on September 30, 2008, and maturing by June 30, 2009. The FDIC guarantee is until June 30, 2012, and the fee for such guarantee depends on the term with a maximum of 100 basis points for terms in excess of 365 days. The Transaction Account Guarantee Program is the second part of the FDIC’s Temporary Liquidity Guarantee Program. The FDIC provides for a temporary full guarantee held at a participating FDIC-insured depository institution of noninterest-bearing and low interest-bearing transaction accounts above the existing deposit insurance limit at the additional cost of 10 basis points per annum. This coverage became effective on October 14, 2008, and would continue through December 31, 2009.
On July 30, 2008, the Housing and Economic Recovery Act was was signed the President. It authorizes the Federal Housing Administration to guarantee up to $300 billion in new 30-year fixed rate mortgages for subprime borrowers if lenders write-down principal loan balances to 90 percent of current appraisal value. It is also intended to restore confidence in Fannie Mae and Freddie Mac by strengthening regulations and injecting capital into them. States will be authorized to refinance subprime loans using mortgage revenue bonds. It also establishes the Federal Housing Finance Agency out of the Federal Housing Finance Board and Office of Federal Housing Enterprise Oversight.

In 2008, the Federal Reserve Board, the FDIC, the Office of the Comptroller of the Currency, and the Office of Thrift Supervision amended their regulatory capital rules to permit banks, bank holding companies, and savings associations (as to any of these a “financial institution”) to reduce the amount of goodwill that a banking organization must deduct from tier 1 capital by the amount of any deferred tax liability associated with that goodwill. However, a financial institution that reduces the amount of goodwill deducted from tier 1 capital by the amount of the deferred tax liability is not permitted to net this deferred tax liability against deferred tax assets when determining regulatory capital limitations on deferred tax assets. For these financial institutions, the amount of goodwill deducted from tier 1 capital will reflect each institution’s maximum exposure to loss in the event that the entire amount of goodwill is impaired or derecognized, an event which triggers the concurrent derecognition of the related deferred tax liability for financial reporting purposes.
On October 7, 2008 the FDIC adopted a restoration plan that would increase the rates banks pay for deposit insurance, and proposed rules for adjusting the system that determines what deposit insurance premium rate a bank pays the FDIC. Currently, banks pay anywhere from five basis points to 43 basis points for deposit insurance. Under the proposal rule, the assessment rate schedule would be raised uniformly by 7 basis points (annualized) beginning on January 1, 2009. Beginning with the second quarter of 2009, changes would be made to the deposit insurance assessment system to make the increase in assessments fairer by requiring riskier institutions to pay a larger share. Together, the proposed changes would improve the way the system differentiates risk among insured institutions and help ensure that the reserve ratio returns to at least 1.15 percent by the end of 2013. The proposed changes to the assessment system include assessing higher rates to institutions with a significant reliance on secured liabilities, which generally raises the FDIC’s loss in the event of failure without providing additional assessment revenue. The proposal also would assess higher rates for institutions with a significant reliance on brokered deposits but, for well-managed and well-capitalized institutions, only when accompanied by rapid asset growth. Brokered deposits combined with rapid asset growth have played a role in a number of costly failures, including some recent ones. The proposal also would provide incentives in the form of a reduction in assessment rates for institutions to hold long-term unsecured debt and, for smaller institutions, high levels of Tier 1 capital. The FDIC also voted to maintain the Designated Reserve Ratio at 1.25 percent as a signal of its long term target for the fund.
The Federal Reserve Board in October 2008 approved final amendments to Regulation C that revise the rules for reporting price information on higher-priced mortgage loans. The changes are intended to improve the accuracy and usefulness of data reported under the Home Mortgage Disclosure Act. Regulation C currently requires lenders to collect and report the spread between the annual percentage rate (APR) on a mortgage loan and the yield on a Treasury security of comparable maturity if the spread is greater than 3.0 percentage points for a first lien loan or greater than 5.0 percentage points for a subordinate lien loan. This difference is known as a rate spread. Under the final rule, a lender will report the spread between the loan’s APR and a survey-based estimate of APRs currently offered on prime mortgages of a comparable type (“average prime offer rate”) if the spread is equal to or greater than 1.5 percentage points for a first lien loan or equal to or greater than 3.5 percentage points for a subordinate-lien loan. The Board will publish average prime offer rates based on the Primary Mortgage Market Survey® currently published by Freddie Mac. In setting the rate spread reporting threshold, the Board sought to cover subprime mortgages and generally avoid covering prime mortgages. The changes to Regulation C conform the threshold for rate spread reporting to the definition of higher-priced mortgage loans adopted by the Board under Regulation Z (Truth in Lending) in July of 2008.
The Federal Reserve Board in July 2008 approved a final rule for home mortgage loans to better protect consumers and facilitate responsible lending. The rule prohibits unfair, abusive or deceptive home mortgage lending practices and restricts certain other mortgage practices. The final rule also establishes advertising standards and requires certain mortgage disclosures to be given to consumers earlier in the transaction. The final rule, which amends Regulation Z (Truth in Lending) and was adopted under the Home Ownership and Equity Protection Act (HOEPA), largely follows a proposal released by the Board in December 2007, with enhancements that address ensuing public comments, consumer testing, and further analysis.

The final rule adds four key protections for a newly defined category of “higher-priced mortgage loans” secured by a consumer’s principal dwelling. For loans in this category, these protections will:
•
Prohibit a lender from making a loan without regard to borrowers’ ability to repay the loan from income and assets other than the home’s value. A lender complies, in part, by assessing repayment ability based on the highest scheduled payment in the first seven years of the loan. To show that a lender violated this prohibition, a borrower does not need to demonstrate that it is part of a “pattern or practice.”

•	Require creditors to verify the income and assets they rely upon to determine repayment ability.
•	Ban any prepayment penalty if the payment can change in the initial four years. For other higher-priced loans, a prepayment penalty period cannot last for more than two years.
•	Require creditors to establish escrow accounts for property taxes and homeowner’s insurance for all first-lien mortgage loans.
In addition to the rules governing higher-priced loans, the rules adopt the following protections for loans secured by a consumer’s principal dwelling, regardless of whether the loan is higher-priced:
•	Creditors and mortgage brokers are prohibited from coercing a real estate appraiser to misstate a home’s value.
•
Companies that service mortgage loans are prohibited from engaging in certain practices, such as pyramiding late fees. In addition, servicers are required to credit consumers’ loan payments as of the date of receipt and provide a payoff statement within a reasonable time of request.

•
Creditors must provide a good faith estimate of the loan costs, including a schedule of payments, within three days after a consumer applies for any mortgage loan secured by a consumer’s principal dwelling, such as a home improvement loan or a loan to refinance an existing loan. Currently, early cost estimates are only required for home-purchase loans. Consumers cannot be charged any fee until after they receive the early disclosures, except a reasonable fee for obtaining the consumer’s credit history.

For all mortgages, the rule also sets additional advertising standards. Advertising rules now require additional information about rates, monthly payments, and other loan features. The final rule bans seven deceptive or misleading advertising practices, including representing that a rate or payment is “fixed” when it can change. The rule’s definition of “higher-priced mortgage loans” will capture virtually all loans in the subprime market, but generally exclude loans in the prime market. To provide an index, the Federal Reserve Board will publish the “average prime offer rate,” based on a survey currently published by Freddie Mac. A loan is higher-priced if it is a first-lien mortgage and has an annual percentage rate that is 1.5 percentage points or more above this index, or 3.5 percentage points if it is a subordinate-lien mortgage. The new rules take effect on October 1, 2009. The single exception is the escrow requirement, which will be phased in during 2010 to allow lenders to establish new systems as needed.
In May 2008, the Federal Reserve Board proposed rules to prohibit unfair practices regarding credit cards and overdraft services that would, among other provisions, protect consumers from unexpected increases in the rate charged on pre-existing credit card balances. The rules, proposed for public comment under the Federal Trade Commission Act (FTC Act), also would forbid banks from imposing interest charges using the “two-cycle” billing method, would require that consumers receive a reasonable amount of time to make their credit card payments, and would prohibit the use of payment allocation methods that unfairly maximize interest charges. They also include protections for consumers that use overdraft services offered by their bank. The proposed changes to the Board’s Regulation AA (Unfair or Deceptive Acts or Practices) would be complemented by separate proposals that the Board is issuing under the Truth in Lending Act (Regulation Z) and the Truth in Savings Act (Regulation DD).

The provisions addressing credit card practices are part of the Board’s ongoing effort to enhance protections for consumers who use credit cards, and follow the Board’s 2007 proposal to improve the credit card disclosures under the Truth in Lending Act. The FTC Act proposal includes five key protections for consumers that use credit cards:
•
Banks would be prohibited from increasing the rate on a pre-existing credit card balance (except under limited circumstances) and must allow the consumer to pay off that balance over a reasonable period of time.

•	Banks would be prohibited from applying payments in excess of the minimum in a manner that maximizes interest charges.
•
Banks would be required to give consumers the full benefit of discounted promotional rates on credit cards by applying payments in excess of the minimum to any higher-rate balances first, and by providing a grace period for purchases where the consumer is otherwise eligible.

•	Banks would be prohibited from imposing interest charges using the “two-cycle” method, which computes interest on balances on days in billing cycles preceding the most recent billing cycle.
•	Banks would be required to provide consumers a reasonable amount of time to make payments.
The proposal would also address subprime credit cards by limiting the fees that reduce the available credit. In addition, banks that make firm offers of credit advertising multiple rates or credit limits would be required to disclose in the solicitation the factors that determine whether a consumer will qualify for the lowest rate and highest credit limit. The Board’s proposal under the FTC Act also addresses acts or practices in connection with a bank’s payment of overdrafts on a deposit account, whether the overdraft is created by check, a withdrawal at an automated teller machine, a debit card purchase, or other transactions. The proposal requires institutions to provide consumers with notice and an opportunity to opt out of the payment of overdrafts, before any overdraft fees or charges may be imposed on consumers’ accounts.
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

The new U.S. Basel II rule is technically consistent in most respects with international approaches and includes a number of prudential safeguards as originally proposed in September 2006. These safeguards include a requirement that banking organizations satisfactorily complete a four-quarter parallel run period before operating under the Basel II framework, a requirement that an institution satisfactorily complete a series of transitional periods before operating under Basel II without floors, and a commitment by the agencies to conduct ongoing analysis of the framework to ensure Basel II is working as intended. Basel II in the United States will be implemented with retention of the leverage ratio and prompt corrective action requirements, which will continue to bolster capital and complement risk-based measures. Following a successful parallel run period, a banking organization would have to progress through three transitional periods (each lasting at least one year), during which there would be floors on potential declines in risk-based capital requirements. Those transitional floors would limit maximum cumulative reductions of a banking organization’s risk-based capital requirements to 5 percent during the first transitional floor period, 10 percent during the second transitional floor period, and 15 percent during the third transitional floor period. A banking organization would need approval from its primary federal regulator to move into each of the transitional floor periods, and at the end of the third transitional floor period to move to full Basel II.
In September 2007, the SEC and Federal Reserve Board adopted final rules to implement the bank “broker” provisions of the Gramm-Leach-Bliley Act. The rules define the scope of securities activities that banks may conduct without registering with the SEC as a securities broker and implement the most important “broker” exceptions for banks adopted by the GLB Act. Specifically, the rules implement the statutory exceptions that allow a bank, subject to certain conditions, to continue to conduct securities transactions for its customers as part of the bank’s trust and fiduciary, custodial and deposit “sweep” functions, and to refer customers to a securities broker-dealer pursuant to a networking arrangement with the broker-dealer. The rules are designed to accommodate the business practices of banks and to protect investors. The effective date for compliance is the first day of the bank’s fiscal year commencing after September 30, 2008.
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

The Office of the Comptroller of the Currency, the Federal Reserve System, and the FDIC in December 2006 issued final guidance on sound risk management practices for concentrations in commercial real estate lending. The agencies observed that the commercial real estate is an area in which some banks are becoming increasingly concentrated, especially with small- to medium- sized banks that face strong competition in their other business lines. The agencies support banks serving a vital role in their communities by supplying credit for business and real estate development. However, the agencies are concerned that rising commercial real estate loan concentrations may expose institutions to unanticipated earnings and capital volatility in the event of adverse changes in commercial real estate markets. The guidance provides supervisory criteria, including numerical indicators to assist in identifying institutions with potentially significant commercial real estate loan concentrations that may warrant greater supervisory scrutiny, but such criteria are not limits on commercial real estate lending.
California Assembly Bill 1301 was signed by the Governor on July 16, 2008 and became law on January 1, 2009. Among other things, the bill eliminated unnecessary applications that consume time and resources of bank licensees and which in many cases are now perfunctory. All of current Article 5 — “Locations of Head Office” of Chapter 3, and all of Chapter 4 — “Branch Offices, Other Places of Business and Automated Teller Machines” were repealed. A new Chapter 4 — “Bank Offices” was added. The new Chapter 4 requires notice to the California Department of Financial Institutions (“DFI”) the establishment of offices, rather than the current application process. Many of the current branch applications are perfunctory in nature and/or provide for a waiver of application. Banks, on an exception basis, may be subject to more stringent requirements as deemed necessary. As an example, new banks, banks undergoing a change in ownership and banks in less than satisfactory condition may be required to obtain prior approval from the DFI before establishing offices if such activity is deemed to create an issue of safety and soundness. The bill eliminated unnecessary provisions in the Banking Law that are either outdated or have become undue restrictions to bank licensees. Chapter 6 — “Powers and Miscellaneous Provisions” was repealed. A new Chapter 6 — “Restrictions and Prohibited Practices” was added. This chapter brings together restrictions in bank activities as formerly found in Chapter 18 — “Prohibited Practices and Penalties.” However, in bringing the restrictions into the new chapter, various provisions were updated to remove the need for prior approval by the DFI Commissioner. The bill renumbered current Banking Law sections to align like sections. Chapter 4.5 — “Authorizations for Banks” was added. The purpose of the chapter is to provide exceptions to certain activities that would otherwise be prohibited by other laws outside of the Financial Code. The bill added Article 1.5 — “Loan and Investment Limitations” to Chapter 10 — “Commercial Banks.” This article is new in concept and acknowledges that investment decisions are business decisions — so long as there is a diversification of the investments to spread any risk. The risk is diversified in this article by placing a limitation on the loans and investments that can be made to any one entity. This section is a trade-off for elimination of applications to the DFI for approval of investments in securities, which were repealed.
Other changes AB 1301 made to the Banking Law:
•
Authorized a bank or trust acting in any capacity under a court or private trust to arrange for the deposit of securities in a securities depository or federal reserve bank, and provided how they may be held by the securities depository;

•
Reduced from 5% to 1% the amount of eligible assets to be maintained at an approved depository by an office of a foreign (other nation) bank for the protection of the interests of creditors of the bank’s business in this state or for the protection of the public interest;

•	Enabled the DFI to issue an order against a bank licensee parent or subsidiary;
•
Provided that the examinations may be conducted in alternate examination periods if the DFI concludes that an examination of the state bank by the appropriate federal regulator carries out the purpose of this section, but the DFI may not accept two consecutive examination reports made by federal regulators;

•
Provided that the DFI may examine subsidiaries of every California state bank, state trust company, and foreign (other nation) bank to the extent and whenever and as often as the DFI shall deem advisable;

•
Enabled the DFI issue an order or a final order to now include any bank holding company or subsidiary of the bank, trust company, or foreign banking corporation that is violating or failing to comply with any applicable law, or is conducting activities in an unsafe or injurious manner;

•	Enabled the DFI to take action against a person who has engaged in or participated in any unsafe or unsound act with regard to a bank, including a former employee who has left the bank.
In 2007 California, a new Section 691.1 was added to the Financial Code that exempts a bank from obtaining a securities permit for the following transactions:
•	any offer (but not a sale) not involving a public offering by a bank organized under the laws of this state of its securities.
•
the execution and delivery of any agreement for the sale of the securities pursuant to the offer if no part of the consideration for the securities is paid to or received by the bank and none of the securities are issued until the sale of the securities is authorized by the commissioner or exempted from authorization.

•
any stock split by a bank organized under the laws of this state that is effected pursuant to an amendment to its articles, an agreement of merger, or a certificate of ownership that has been approved by the commissioner, unless this exemption is withheld by order of the commissioner.

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
A 2007 California law makes it easier for California banks to accept deposits from local government agencies. Under the old law, local agency deposits over $100,000 had to be secured by collateral. Pursuant to the enactment of Assembly Bill 2011, banks would be able to acquire surplus public deposits exceeding $100,000 without pledging collateral if they participate in a deposit placement service where excess amounts are placed in certificates of deposit at other institutions within a network. Such a network (of which currently there is only one available in the market) permits the entire amount of a customer’s deposit to be FDIC-insured, and the bank taking the original deposit retains the benefit of the full amount of the deposit for lending or other purposes. AB 2011 clarifies that a local agency may deposit up to 30% of its surplus funds in certificates of deposit at a bank, savings association, savings bank, or credit union that participates in such a deposit-sharing network. Since the entire amount of the deposits would be FDIC-insured, a bank would not be required to pledge collateral. The bill permits agencies to make these deposits until January 1, 2012.

It is impossible to predict what effect the enactment of certain of the above-mentioned legislation will have on the Company. Moreover, it is likely that other bills affecting the business of bank holding companies and banks may be introduced in the future by the United States Congress or California legislature.
Recent Accounting Pronouncements
Business Combinations
In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141 (revised 2007), Business Combinations (“SFAS No. 141R”). SFAS No. 141(R), among other things, establishes principles and requirements for how the acquirer in a business combination (i) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquired business, (ii) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase, and (iii) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. The Bank is required to adopt SFAS No. 141(R) for all business combinations for which the acquisition date is on or after January 1, 2009. Earlier adoption is prohibited. This standard will change the Bank’s accounting treatment for business combinations on a prospective basis.
The Hierarchy of Generally Accepted Accounting Principles
In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles (SFAS No. 162). This standard identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with GAAP. It establishes that the GAAP hierarchy should be directed to entities because it is the entity (not the auditor) that is responsible for selecting accounting principles for financial statements that are presented in conformity with GAAP. SFAS 162 became effective on November 15, 2008. The implementation of SFAS No. 162 did not have any effect on the Company’s consolidated financial statements.
Employers’ Disclosures about Postretirement Benefit Plan Assets
In December 2008, the FASB issued FASB Staff Position (“FSP”) SFAS No. 132(R)-1, Employers’ Disclosures about Postretirement Benefit Plan Assets (FSP 132(R)-1). This standard provides guidance on an employer’s disclosures about plan assets of a defined benefit pension or other postretirement plan. The objectives of the disclosures about plan assets in an employer’s defined benefit pension or other postretirement plan are to provide users of financial statements with an understanding of how investment allocation decisions are made, including the factors that are pertinent to an understanding of investment policies and strategies, the major categories of plan assets, the inputs and valuation techniques used to measure the fair value of plan assets, the effect of fair value measurements using significant unobservable inputs (Level 3) on changes in plan assets for the period, and significant concentrations of risk within plan assets. The disclosures about plan assets required by the FSP are effective for fiscal years ending after December 15, 2009. Early adoption is permitted. The adoption of FSP 132(R)-1 is not expected to have a material impact on the Company’s financial position, results of operations or cash flows.
ITEM 1A. RISK FACTORS
As a smaller reporting company we are not required to provide the information required by this item.
ITEM 1B. UNRESOLVED STAFF COMMENTS
No comments have been submitted to the registrant by the staff of the Securities Exchange Commission.

ITEM 2. PROPERTIES
Of the Company’s thirteen depository branches, ten are owned and three are leased. The Company also leases two lending offices, and owns four administrative facilities.

Owned Properties
35 South Lindan Avenue Quincy, California (1)	32 Central Avenue Quincy, California (1)	80 W. Main St. Quincy, California (1)

424 N. Mill Creek Quincy, California (1)	336 West Main Street Quincy, California	120 North Pine Street Portola, California

43163 Highway 299E Fall River Mills, California	121 Crescent Street Greenville, California	315 Birch Street Westwood, California (2)

255 Main Street Chester, California	510 North Main Street Alturas, California	3000 Riverside Drive Susanville, California

8475 North Lake Boulevard Kings Beach, California	11638 Donner Pass Road Truckee, California

Leased Properties
243 North Lake Boulevard Tahoe City, California	604 Main Street Loyalton, California	2175 Civic Center Drive Redding, California

1895 Plumas St., Suite 3 Reno, Nevada (3)	470 Nevada St., Suite 108 Auburn, California (3)

(1)	Non-branch administrative or credit administrative offices.

(2)	The Westwood branch is a mortgaged property with an outstanding balance of $43,000 at December 31, 2008.

(3)	Commercial lending offices.
Total rental expenses under all leases, including premises, totaled $347,000, $209,000 and $221,000, in 2008, 2007 and 2006 respectively. The expiration dates of the leases vary, with the first such lease expiring during 2009 and the last such lease expiring during 2018. Future minimum lease payments in thousands of dollars are as follows:

Year Ending December 31,
2009	$319,000
2010	283,000
2011	262,000
2012	262,000
2013	194,000
Thereafter	728,000

$2,048,000

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
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
No matters were submitted to vote of the security holders during the fourth quarter of the period covered by this report.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCK-HOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
The Company’s common stock is quoted on the NASDAQ Capital Market under the ticker symbol “PLBC”. As of December 31, 2008, there were 4,775,339 shares of the Company’s stock outstanding held by approximately 1,800 shareholders of record as of the same date. The following table shows the high and low sales prices for the common stock, for each quarter as reported by Yahoo Finance.

Quarter	Dividends	High	Low
4th Quarter 2008	$0.08	$11.00	$3.80
3rd Quarter 2008	—	$11.97	$8.97
2nd Quarter 2008	$0.16	$14.93	$10.34
1st Quarter 2008	—	$14.41	$9.75

4th Quarter 2007	$0.15	$14.48	$11.50
3rd Quarter 2007	—	$13.82	$11.50
2nd Quarter 2007	$0.15	$16.49	$12.38
1st Quarter 2007	—	$17.01	$14.50
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
On January 30, 2009, under the Capital Purchase Program, the Company entered into a Letter Agreement (the “Purchase Agreement”) with the United States Department of the Treasury (“Treasury”), pursuant to which the Company issued and sold (i) 11,949 shares of the Company’s Fixed Rate Cumulative Perpetual Preferred Stock, Series A (the “Preferred Shares”) and (ii) a ten-year warrant to purchase up to 237,712 shares of the Company’s common stock, no par value at an exercise price, subject to anti-dilution adjustments, of $7.54 per share, for an aggregate purchase price of $11,949,000 in cash. The Series A Preferred Stock and the Warrant were issued in a private placement exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended. As described in the following paragraph the Purchase Agreement contains provisions that restrict the payment of dividends on Plumas Bancorp common stock and restrict the Company’s ability to repurchase Plumas Bancorp common stock.
Under the Purchase Agreement, prior to January 30, 2012, unless the Company has redeemed the Preferred Shares, or the Treasury has transferred the Preferred Shares to a third party, the consent of the Treasury will be required for the Company to: (1) declare or pay any dividend or make any distribution on shares of the Common Stock (other than regular quarterly cash dividends of not more than $0.04 per share or regular semi-annual cash dividends of not more than $0.08 per share); or (2) redeem, purchase or acquire any shares of Common Stock or other equity or capital securities, other than in connection with benefit plans consistent with past practice and certain other circumstances specified in the Purchase Agreement.
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

On January 22, 2007 the Company announced that the Board authorized a common stock repurchase plan for the year ending December 31, 2007. The plan authorized the repurchase of up to 250,000 shares, or approximately 5%, of the Company’s shares outstanding as of January 22, 2007. A total of 168,737 common shares, at an average cost, including commission, of $14.22 per share, were repurchased under this plan during 2007.
On December 20, 2007 the Company announced that for 2008 the Board authorized a common stock repurchase plan for up to 244,000 shares, or 5% of the Company’s shares outstanding on December 20, 2007. During the year ended December 31, 2008 the Company repurchased 106,267 shares at an average cost, including commission, of $11.45 per share. This plan terminated on December 31, 2008 and, related to its Purchase Agreement with the Treasury described above, the Company is temporarily restricted from making additional share repurchases without approval from the Treasury.
Securities Authorized for Issuance under Equity Compensation Plans. The following table sets forth securities authorized for issuance under equity compensation plans as of December 31, 2008.

Number of securities remaining
available for future issuance
	Number of securities to	Weighted-average	under equity compensation
	be issued upon exercise	exercise price of	plans (excluding securities
	of outstanding options	outstanding options	reflected in column (a))
Plan Category	(a)	(b)	(c)
Equity compensation plans approved by security holders	466,956	$13.38	407,229
Equity compensation plans not approved by security holders	None	Not Applicable	None

Total	466,956	$13.38	407,229

For additional information related to the above plans see Note 11 of the Company’s Consolidated Financial Statements in Item 8 — Financial Statements and Supplementary Data of this Annual Report on Form 10K.
Issuer Purchases of Equity Securities. The following table sets forth purchases of Plumas Bancorp common stock by the Company during the fourth quarter of 2008.

			Total Number
			of Shares
			Purchased as
			Part of	Maximum
	Total		Publicly	Number of Shares
	Number of	Average	Announced	That May Yet Be
	Shares	Price Paid	Plans or	Purchased Under the
Period	Purchased	per Share (1)	Programs	Plans or Programs (2)
October 1, 2008 to October 31, 2008	22,556	$10.33	22,556	142,827
November 1, 2008 to November 30, 2008	—	—	—	142,827
December 1, 2008 to December 31, 2008	5,094	$7.55	5,094	0

Total	27,650	$9.82	27,650

(1)	Includes commissions.

(2)
On December 20, 2007 the Company announced that for 2008 the Board authorized a common stock repurchase plan for up to 244,000 shares, or 5% of the Company’s shares outstanding on December 20, 2007. This plan terminated on December 31, 2008.

ITEM 6. SELECTED FINANCIAL DATA
The following table presents a summary of selected financial data and should be read in conjunction with the Company’s consolidated financial statements and notes thereto included under Item 8 — Financial Statements and Supplementary Data.

	At or for the year ended December 31,
	2008	2007	2006	2005	2004
	(dollars in thousands except per share information)
Statement of Income
Interest income	$25,440	$30,284	$29,483	$25,497	$20,110
Interest expense	5,364	8,536	6,954	4,793	2,914

Net interest income	20,076	21,748	22,529	20,704	17,196
Provision for loan losses	4,600	800	1,000	1,100	750
Noninterest income	5,091	5,448	5,159	5,073	5,099
Noninterest expense	20,475	19,671	18,290	17,549	15,898
Provision (benefit) for income taxes	(212)	2,502	3,196	2,600	2,001

Net income	$304	$4,223	$5,202	$4,528	$3,646

Balance sheet (end of period)
Total assets	$457,175	$453,115	$473,239	$472,803	$417,346
Total loans	$366,017	$352,949	$354,712	$321,646	$266,913
Allowance for loan losses	$7,224	$4,211	$3,917	$3,256	$2,722
Total deposits	$371,493	$391,940	$402,176	$426,560	$378,567
Total shareholders’ equity	$35,437	$37,139	$35,852	$31,137	$27,891
Balance sheet (period average)
Total assets	$447,720	$464,974	$468,988	$452,225	$409,335
Total loans	$355,416	$353,384	$335,226	$302,596	$233,759
Total deposits	$382,279	$403,772	$415,700	$403,818	$373,267
Total shareholders’ equity	$37,343	$37,041	$33,682	$29,548	$26,829
Capital ratios
Leverage ratio	9.8%	10.0%	9.5%	8.5%	7.6%
Tier 1 risk-based capital	11.0%	11.6%	10.9%	10.3%	10.1%
Total risk-based capital	12.2%	12.7%	11.8%	11.1%	10.9%
Asset quality ratios
Nonperforming loans/total loans	7.31%	0.75%	0.29%	0.52%	0.45%
Nonperforming assets/total assets	6.78%	0.70%	0.22%	0.36%	0.30%
Allowance for loan losses/total loans	1.97%	1.19%	1.10%	1.01%	1.02%
Net loan charge-offs	$1,587	$506	$339	$566	$552
Performance ratios
Return on average assets	0.07%	0.91%	1.11%	1.00%	0.89%
Return on average equity	0.8%	11.4%	15.4%	15.2%	13.5%
Net interest margin	4.99%	5.18%	5.32%	5.06%	4.77%
Loans to Deposits	98.5%	90.1%	88.2%	75.4%	70.5%
Efficiency ratio	81.4%	72.3%	66.1%	68.1%	71.3%
Per share information
Basic earnings	$0.06	$0.85	$1.04	$0.92	$0.75
Diluted earnings	$0.06	$0.84	$1.02	$0.89	$0.73
Cash dividends	$0.24	$0.30	$0.26	$0.22	$0.19
Dividend payout ratio	400%	35.3%	25.0%	23.9%	25.1%
Book value	$7.42	$7.63	$7.14	$6.26	$5.69
Common shares outstanding at period end	4,775,339	4,869,130	5,023,205	4,976,654	4,901,197

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
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
Critical Accounting Policies
Our accounting policies are integral to understanding the financial results reported. Our most complex accounting policies require management’s judgment to ascertain the valuation of assets, liabilities, commitments and contingencies. We have established detailed policies and internal control procedures that are intended to ensure valuation methods are applied in an environment that is designed and operating effectively and applied consistently from period to period. The following is a brief description of our current accounting policies involving significant management valuation judgments.
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

Investment securities are evaluated for impairment on at least a quarterly basis and more frequently when economic or market conditions warrant such an evaluation to determine whether a decline in their value is other than temporary. We utilize criteria such as the magnitude and duration of the decline and our intent and ability of the Company to retain its investment in the securities for a period of time sufficient to allow for an anticipated recovery in fair value, in addition to the reasons underlying the decline, to determine whether the loss in value is other than temporary. Once a decline in value is determined to be other than temporary, the value of the security is reduced and a corresponding charge to earnings is recognized.
Income Taxes. The Company files its income taxes on a consolidated basis with its subsidiary. The allocation of income tax expense (benefit) represents each entity’s proportionate share of the consolidated provision for income taxes.
Deferred income taxes reflect the estimated future tax effects of temporary differences between the reported amount of assets and liabilities for financial reporting purposes and such amounts as measured by tax laws and regulations. We use an estimate of future earnings to support our position that the benefit of our deferred tax assets will be realized. A valuation allowance is recognized if, based on the weight of available evidence, management believes it is more likely than not that some portion or all of the deferred tax assets will not be realized. If future income should prove non-existent or less than the amount of the deferred tax assets within the tax years to which they may be applied, the asset may not be realized and our net income will be reduced.
The provisions of Financial Accounting Standards Board (FASB) Interpretation No. 48, Accounting for Uncertainty in Income Taxes (FIN 48) have been applied to all tax positions of the Company since January 1, 2007. Under FIN 48 only tax positions that met the more-likely-than-not recognition threshold as of January 1, 2007 were recognized or continue to be recognized. The benefit of a tax position is recognized in the financial statements in the period during which, based on all available evidence, management believes it is more likely than not that the position will be sustained upon examination, including the resolution of appeals or litigation processes, if any. Tax positions taken are not offset or aggregated with other positions. Tax positions that meet the more-likely-than-not recognition threshold are measured as the largest amount of tax benefit that is more than 50 percent likely of being realized upon settlement with the applicable taxing authority. The portion of the benefits associated with tax positions taken that exceeds the amount measured as described above is reflected as a liability for unrecognized tax benefits in the accompanying balance sheet along with any associated interest and penalties that would be payable to the taxing authorities upon examination.
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
Stock-Based Compensation. Compensation cost is recognized for all stock based awards that vest subsequent to January 1, 2006 based on the grant-date fair value of the awards. We believe this is a “critical accounting estimate” since the grant-date fair value is estimated using the Black-Scholes-Merton option-pricing formula, which involves making estimates of the assumptions used, including the expected term of the option, expected volatility over the option term, expected dividend yield over the option term and risk-free interest rate. In addition, when determining the compensation expense to amortize over the vesting period, management makes estimates about the expected forfeiture rate of options.

The following discussion is designed to provide a better understanding of significant trends related to the Company’s financial condition, results of operations, liquidity and capital. It pertains to the Company’s financial condition, changes in financial condition and results of operations as of December 31, 2008 and 2007 and for each of the three years in the period ended December 31, 2008. The discussion should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto and the other financial information appearing elsewhere herein.
Overview
Our Company has been affected by an economic downturn unprecedented in recent memory. Despite this we were able to remain profitable. The Company’s net income decreased $3.9 million, or 92.8%, to $304 thousand for the year ended December 31, 2008 from $4.2 million for the same period in 2007. Net income was $5.2 million for the year ended December 31, 2006. The primary driver of this decrease in net income was the increase in the loan loss provision of $3.8 million during 2008. Other factors contributing to the decrease in earnings during 2008 were: (i) a decrease in net interest income of $1.7 million, primarily related to a decline in market rates during the period; (ii) a $357 thousand decline in non-interest income related to a $415 thousand impairment loss on a $500 thousand corporate debt security issued by Lehman Brothers Holdings Inc., which filed for Chapter 11 bankruptcy on September 15, 2008 and; (iii) an increase of $804 thousand in non-interest expense. The increase in non-interest expense included a provision for losses on other real estate holdings totaling $618 thousand. Partially offsetting these reductions in income in 2008 was a decrease of $2.7 million in the provision for income taxes.
Total assets at December 31, 2008 increased $4.1 million, or 0.9% to $457 million. This increase included increases of $5.6 million in cash and due from banks, $9.8 million in net loans, $3.7 million in real estate and vehicles acquired through foreclosure and $1.9 million in other assets, partially offset by a decline of $16.9 million in investment securities. Net loans totaled $359.1 million at December 31, 2008, up 2.8% from $349.3 million at December 31, 2007. At December 31, 2008 investment securities totaled $38.4 million compared to $55.3 million at December 31, 2007.
Deposits declined by $20.4 million, or 5.2%, to $371.5 million at December 31, 2008 from $391.9 million at December 31, 2007. The decline in deposits primarily relates to the maturity of higher rate time certificates of deposit. Time deposits declined by $30.1 million from $128.4 million during the year ended December 31, 2007 to $98.3 million at December 31, 2008. This decrease was mitigated by the increase in lower cost other interest-bearing deposits of $8.1 million and in non-interest bearing deposits of $1.6 million.
In order to fund the growth in loans while deposits were declining and to take advantage of favorable interest rates, short-term borrowings increased by $26.5 million from $7.5 million at December 31, 2007 to $34 million at December 31, 2008.
The return on average assets was 0.07% for 2008, down from 0.91% for 2007. The return on average equity was 0.8% for 2008, down from 11.4% for 2007.

Results of Operations
Net Interest Income
The following table presents, for the years indicated, the distribution of consolidated average assets, liabilities and shareholders’ equity. Average balances are based on average daily balances. It also presents the amounts of interest income from interest-earning assets and the resultant yields expressed in both dollars and yield percentages, as well as the amounts of interest expense on interest-bearing liabilities and the resultant cost expressed in both dollars and rate percentages. Nonaccrual loans are included in the calculation of average loans while nonaccrued interest thereon is excluded from the computation of yields earned:

	Year ended December 31,
	2008			2007			2006
		Interest	Rates		Interest	Rates		Interest	Rates
	Average	income/	earned/	Average	income/	earned/	Average	income/	earned/
	balance	expense	paid	balance	expense	paid	balance	expense	paid
	(dollars in thousands)
Assets
Federal funds sold	$118	$3	2.54%	$3,517	$171	4.86%	$3,616	$164	4.54%
Investment securities (1)	46,658	1,887	4.04	62,690	2,404	3.83	84,794	3,047	3.59
Total loans (2)(3)	355,416	23,550	6.63	353,384	27,709	7.84	335,226	26,272	7.84

Total earning assets	402,192	25,440	6.33%	419,591	30,284	7.22%	423,636	29,483	6.96%

Cash and due from banks	12,174			12,850			13,547
Other assets	33,354			32,533			31,805

Total assets	$447,720			$464,974			$468,988

Liabilities and shareholders’ equity
Interest bearing demand deposits	$73,338	548	0.75%	$77,254	1,335	1.73%	$80,685	1,489	1.85%
Money market deposits	37,626	312	0.83	39,431	327	0.83	56,496	661	1.17
Savings deposits	48,573	161	0.33	50,448	245	0.49	59,802	423	0.71
Time deposits	110,743	3,501	3.16	121,808	5,304	4.35	93,515	3,314	3.54
Short-term borrowings	11,857	202	1.70	8,735	467	5.35	4,446	237	5.33
Junior subordinated debentures	10,310	623	6.04	10,310	835	8.10	10,310	810	7.86
Other	309	17	5.50	303	23	7.59	285	20	7.02

Total interest bearing liabilities	292,756	5,364	1.83%	308,289	8,536	2.77%	305,539	6,954	2.28%

Noninterest bearing demand deposits	111,999			114,831			125,202
Other liabilities	5,622			4,813			4,565
Shareholders’ equity	37,343			37,041			33,682

Total liabilities and shareholders’ equity	$447,720			$464,974			$468,988

Net interest income		$20,076			$21,748			$22,529

Net interest spread (4)			4.50%			4.45%			4.68%
Net interest margin (5)			4.99%			5.18%			5.32%

(1)	Interest income is reflected on an actual basis and is not computed on a tax-equivalent basis.

(2)	Average nonaccrual loan balances of $5.2 million for 2008, $1.7 million for 2007 and $1.2 million for 2006 are included in average loan balances for computational purposes.

(3)
Loan origination fees and costs are included in interest income as adjustments of the loan yields over the life of the loan using the interest method. Loan interest income includes net loan costs of $288,000, $360,000 and $407,000 for 2008, 2007 and 2006, respectively.

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

The following table sets forth changes in interest income and interest expense, for the years indicated and the amount of change attributable to variances in volume, rates and the combination of volume and rates based on the relative changes of volume and rates:

	2008 compared to 2007				2007 compared to 2006
	Increase (decrease) due to change in:				Increase (decrease) due to change in:
	Average	Average			Average	Average
	Volume(1)	Rate(2)	Mix(3)	Total	Volume(1)	Rate(2)	Mix(3)	Total
	(dollars in thousands)
Interest-earning assets:
Federal funds sold	$(165)	$(82)	$79	$(168)	$(4)	$12	$(1)	$7
Investment securities	(615)	131	(33)	(517)	(794)	205	(54)	(643)
Loans	159	(4,294)	(24)	(4,159)	1,423	13	1	1,437

Total interest income	(621)	(4,245)	22	(4,844)	625	230	(54)	801

Interest-bearing liabilities:
Interest bearing demand deposits	(68)	(758)	39	(787)	(63)	(95)	4	(154)
Money market deposits	(15)	—	—	(15)	(200)	(192)	58	(334)
Savings deposits	(9)	(78)	3	(84)	(66)	(133)	21	(178)
Time deposits	(482)	(1,453)	132	(1,803)	1,003	758	229	1,990
Short-term borrowings	167	(318)	(114)	(265)	228	1	1	230
Junior subordinated debentures	—	(212)	—	(212)	—	25	—	25
Other borrowings	—	(6)	—	(6)	1	2	—	3

Total interest expense	(407)	(2,825)	60	(3,172)	903	366	313	1,582

Net interest income	$(214)	$(1,420)	$(38)	$(1,672)	$(278)	$(136)	$(367)	$(781)

(1)	The volume change in net interest income represents the change in average balance multiplied by the previous year’s rate.

(2)	The rate change in net interest income represents the change in rate multiplied by the previous year’s average balance.

(3)	The mix change in net interest income represents the change in average balance multiplied by the change in rate.
2008 compared to 2007. Net interest income is the difference between interest income and interest expense. Net interest income, on a nontax-equivalent basis, was $20.1 million for the year ended December 31, 2008, a decline of $1.7 million, or 7.7%, from $21.8 million for 2007. The decline in interest income and expense is primarily related to market interest rate changes during the comparison periods reflective of the 400 basis point decline in Federal fund rates during 2008. In addition, the Company’s cost of funds has benefited from the maturity of higher rate time deposits during 2008.
Overall changes in net interest income are primarily a result of the decrease in loan interest income, primarily due to the decline in yields earned, and the decrease in interest on investments securities, primarily due to the decrease in average investment securities outstanding, offset by the decreases in interest expense on deposits, short-term borrowings and junior subordinated debentures primarily due to the decline in the average rates paid.
Interest income decreased $4.8 million, or 16.0%, to $25.4 million for the year ended December 31, 2008. Interest and fees on loans decreased by $4.2 million from $27.7 million for the year ended December 31, 2007 to $23.5 million for 2008. The average loan balances were $355.4 million for 2008, up $2.0 million from the $353.4 million for 2007. The average yields on loans were 6.63% for 2008 down from the 7.84% for 2007. In addition to the decline in yield related to a decline in market interest rates, the loan yields for 2008 reflects the impact of an increase in forgone interest on nonaccrual loans from $161 thousand during 2007 to $576 thousand during 2008.
Interest on investment securities decreased by $517 thousand, as a slight increase in yield of 21 basis points was offset by a decline in the average balance of investment securities of $16.0 million. The increase in rate during 2008 primarily relates to scheduled repayments of lower rate securities. Interest on Federal funds sold declined by $168 thousand related both to a decline in the average balance outstanding and a decline in the average rate earned.

As a result of the declining rate environment interest expense decreased $3.2 million to $5.3 million for the year ended December 31, 2008, from $8.5 million for 2007. The decrease in interest expense was primarily attributed to rate decreases on time deposits and interest bearing demand deposits and, to a lesser extent, rate decreases on savings deposits, short-term borrowings and junior subordinated debentures. During 2007, rather than increasing the rates paid on our lower cost interest bearing transaction, money market and savings accounts to attract deposits and thereby increasing the rate paid on the entire balance of these accounts, the Company chose to increase its level of time deposits by offering certain short-term promotional certificates of deposit which paid a higher rate than our standard time deposits. During 2008 we allowed these higher rate promotional time deposits to mature and increased our level of short-term borrowings which offered favorable interest rates in comparison to rates we would have had to pay to attract additional time deposits.
For the year ended December 31, 2008 compared to 2007, the Company’s average rate paid on time deposits decreased 119 basis points to 3.16% from 4.35%. This decrease includes a decline in market rates in the Company’s service area and the effect of our discontinuing the promotional certificate of deposit program.
Interest expense on interest-bearing demand accounts declined by $787 thousand primarily related to a decline in the average rate paid on these accounts from 1.73% in 2007to 0.75% in 2008. Interest expense on money market accounts declined by $15 thousand related to a decline in the average balance. The rate paid on these accounts was 0.83% during both periods as a decline in market interest rates was offset by the introduction of a new corporate sweep product which offers a tiered rate structure that rewards customers with a higher rate for maintaining larger balances. Interest on short-term borrowings decreased by $265 thousand as a decline in the rate paid on these borrowings was partially offset by an increase in average balance. Interest expense paid on junior subordinated debentures, which fluctuates with changes in the 3-month London Interbank Offered Rate (LIBOR) rate, decreased by $212 thousand during 2008 as a result of a decrease in the LIBOR rate.
Net interest margin is net interest income expressed as a percentage of average interest-earning assets. As a result of the changes noted above, the net interest margin for 2008 decreased 19 basis points to 4.99%, from 5.18% for 2007.
2007 compared to 2006. Net interest income, on a nontax-equivalent basis, was $21.7 million for the year ended December 31, 2007, a decline of $0.8 million, or 3.5%, from $22.5 million for 2006. An increase in loan interest income related to an increase in average loans outstanding was offset by a decrease in average investment securities outstanding and an increase in both the rates paid on and average balances of time deposits. The increase in interest expense on time deposits was somewhat offset by decrease in the average balance outstanding and the rate paid on other interest bearing deposits. Interest expense on short-term borrowings increased as a result of an increase in the average balance outstanding.
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
Interest expense increased $1.6 million to $8.5 million for the year ended December 31, 2007, up from $6.9 million for 2006. The increase in interest expense was primarily attributed to rate and volume increases on time deposits and in the level of short-term borrowings. During 2007, the Company experienced increases in the average balance of its time deposits but declines in non-interest bearing demand deposit accounts, interest-bearing demand deposits, savings and money market accounts. We have experienced significant competition for deposits from both banking and non-banking sources. Rather than increasing the rates paid on our lower yielding interest bearing transaction, money market and savings accounts to attract deposits and thereby increasing the rate paid on the entire balance of these accounts, during 2007 the Company chose to increase its level of short-term time deposits and to a lesser extent to increase average short-term borrowings. In 2007, this resulted in an increase in both the volume and rate components of time deposit interest expense and the volume variance of short-term borrowings.

For the year ended December 31, 2007 compared to 2006, the Company’s average rate paid on time deposits increased 81 basis points to 4.35% from 3.54%. This increase includes an increase in market rates in the Company’s service area and the effect of a promotional certificate of deposit program introduced during the fourth quarter of 2006. The average rate paid on promotional certificate of deposits for the year ended December 31, 2007 was 5.10% and the average balance was $45.1 million. This product provided a higher rate of return for our more interest rate sensitive customers, whose deposits we may have otherwise lost to competition, while providing a highly competitive rate to attract new deposits.
Interest expense on interest-bearing demand, money market and savings accounts declined by $666 thousand related to both a decline in the average rate paid on these accounts and a decline in the average balance. Interest on short-term borrowings increased primarily as a result of an increase in average borrowings. Interest expense paid on junior subordinated debentures, which fluctuates with changes in the 3-month LIBOR rate, increased by $25 thousand during 2007 as a result of an increase in the LIBOR rate.
As a result of the changes noted above, the net interest margin for 2007 decreased 14 basis points to 5.18%, from 5.32% for 2006.
Provision for Loan Losses
The allowance for loan losses is maintained at a level that management believes will be adequate to absorb inherent losses on existing loans based on an evaluation of the collectibility of the loans and prior loan loss experience. The evaluations take into consideration such factors as changes in the nature and volume of the portfolio, overall portfolio quality, review of specific problem loans, and current economic conditions that may affect the borrower’s ability to repay their loan. The allowance for loan losses is based on estimates, and ultimate losses may vary from the current estimates. These estimates are reviewed periodically and, as adjustments become necessary, they are reported in earnings in the periods in which they become known.
The Company recorded $4.6 million in provision for loan losses for 2008, $0.8 million for 2007 and $1.0 million for 2006. The Company has experienced a higher level of net loan charge-offs and nonperforming loans in 2008 compared to 2007 related to the significant economic slow down affecting California and Nevada. In response, the Company has increased its level of allowance for loan losses to total loans from 1.19% at December 31, 2007 to 1.97% at December 31, 2008 and has increased its allowance for loan losses from $4.2 million to $7.2 million for the same periods. Net charge-offs as a percentage of average loans increased to 0.45% for 2008 from 0.14% for 2007 and 0.10% for 2006. Nonperforming loans increased from $2.6 million at December 31, 2007 to $26.7 million at December 31, 2008. The increase in nonperforming loans is centered in four separate loan relationships which are secured by commercial real estate. Nonperforming loans totaling $26.4 million are considered impaired and we have provided specific reserves of $3.1 million for these loans resulting in a net carrying value of $23.3 million which is also equal to the fair value of the underlying loan collateral less estimated costs to sell. Based on information currently available, management believes that the allowance for loan losses is adequate to absorb potential risks in the portfolio. However, no assurance can be given that the Company may not sustain charge-offs which are in excess of the allowance in any given period. See the section “Analysis of Asset Quality and Allowance for Loan Losses” for further discussion of loan quality trends and the provision for loan losses.

Non-Interest Income
The following table sets forth the components of non-interest income for the years ended December 31, 2008, 2007 and 2006.

	Years Ended December 31,			Change during Year
	2008	2007	2006	2008	2007
	(dollars in thousands)
Service charges on deposit accounts	$3,951	$3,806	$3,676	$145	$130
Earnings on bank owned life insurance policies	421	415	393	6	22
Merchant processing	286	282	318	4	(36)
Investment services	125	162	104	(37)	58
Customer service fees	114	119	113	(5)	6
Gain on sale of loans, net	111	47	42	64	5
Federal Home Loan Bank dividends	105	109	104	(4)	5
Loan servicing fees	96	140	14	(44)	126
Official check fees	93	157	170	(64)	(13)
Safe deposit box and night depository income	67	67	69	—	(2)
Impairment loss on investment security	(415)	—	—	(415)	—
Other income	137	144	156	(7)	(12)

Total non-interest income	$5,091	$5,448	$5,159	$(357)	$289

2008 compared to 2007. During 2008, total non-interest income decreased by $357 thousand or 7%, to $5.1 million, down from $5.4 million from the comparable period in 2007. This decrease was primarily related to a write down on a security issued by Lehman Brothers Holdings Inc., which filed for Chapter 11 bankruptcy on September 15, 2008. Due to the significant decline in the price of this security following the bankruptcy filing the Company recorded an other than temporary impairment write down of $415 thousand. Partially offsetting this decrease were increases in service charges and gains on loan sales.
Service charge income increased by $145 thousand primarily related to an increase in monthly service charges on non-interest bearing transaction accounts. Gains on the sale of loans, which increased by $64 thousand, relate to the sale of SBA government guaranteed loans and reflects an increase in staffing levels in our government guaranteed lending operations. Partially offsetting these items were decreases in official check fees, loan servicing fees and investment services income.
Official checks fees declined by $64 thousand. Official checks fees represent fees paid by a third party processor for the processing of our cashier and expense checks. These fees are indexed to the federal funds rate and the decrease in income from this item is primarily related to the decline in the federal funds rate during 2008. Additionally, during 2008 the processor changed the fee structure further reducing fees that we earn under this relationship. We expect continued declines in official checks fees during 2009. Smaller decreases were experienced in loan servicing income which declined by $44 thousand and investment services revenue which declined $37 thousand.
2007 compared to 2006. During 2007, total non-interest income increased by $289 thousand or 6%, to $5.4 million, up from $5.1 million from the comparable period in 2006. This increase was primarily related to an increase in service charges on deposit accounts of $130 thousand and an increase in loan servicing fees of $126 thousand. The increase in service charges on deposits accounts relates to an increase in the fees charged for these services and an increase of $98 thousand in ATM income. The increase in ATM income was partially offset by an increase of $53 thousand in ATM expense, which is included in non-interest expense under the category outside service fees. Loan serving income was lower in the 2006 period mostly related to an increase in the amortization of servicing assets and I/O strips receivable.

Investment services income increased by $58 thousand from 2006 primarily related to an increase in staff dedicated to this product, with the increase in income offset by an increase in salary dollars supporting this product. A decline in merchant processing income of $36 thousand resulted from a reduction of merchant accounts. During the fourth quarter of 2007 the Company changed its merchant processor to better service our merchant customers.
Non-Interest Expense
The following table sets forth the components of other non-interest expense for the years ended December 31, 2008, 2007 and 2006.

	Years Ended December 31,			Change during Year
	2008	2007	2006	2008	2007
	(dollars in thousands)
Salaries and employee benefits	$10,884	$11,200	$10,043	$(316)	$1,157
Occupancy and equipment	3,838	3,552	3,323	286	229
Outside service fees	735	671	591	64	80
Professional fees	688	738	780	(50)	(42)
Provision for OREO losses	618	—	—	618	—
Business development	467	530	555	(63)	(25)
Advertising and promotion	448	520	552	(72)	(32)
Telephone and data communications	400	362	374	38	(12)
Loan expenses	380	192	139	188	53
Director compensation and retirement	323	349	370	(26)	(21)
Armored car and courier	289	279	270	10	9
FDIC insurance	258	48	53	210	(5)
Stationery and supplies	236	278	282	(42)	(4)
Insurance	235	177	173	58	4
Core deposit intangible amortization	216	301	301	(85)	—
Postage	208	242	249	(34)	(7)
Other operating expense	252	232	235	20	(3)

Total non-interest expense	$20,475	$19,671	$18,290	$804	$1,381

2008 compared to 2007. During 2008, total non-interest expense increased $804 thousand, or 4%, to $20.5 million, up from $19.7 million for the comparable period in 2007. The increase in non-interest expense was primarily the result of increases in occupancy and equipment costs, loan expenses, FDIC insurance costs and the provision for OREO losses. These items were partially offset by declines in salaries and employee benefits, reductions in professional fees, business development and advertising costs, and a reduction in core deposit intangible amortization.
The largest single factor resulting in the increase in non-interest expense was a $618 thousand provision for losses on OREO. We have experienced a decline in the fair value of our foreclosed real estate holdings and to reflect this decline we established a valuation allowance for these properties through the recording of a $618 thousand provision for losses on OREO properties.

The increase in occupancy and equipment costs primarily relates to costs associated with our Redding, California branch. We initially opened this branch in a small temporary facility and in July 2008 we relocated to our much larger permanent leased facility which is located in Redding’s commercial district, across the street from City Hall. Consistent with the increase in nonperforming loans and assets during the period (See “Analysis of Asset Quality and Allowance for Loan Losses”) loan expenses which include legal costs associated with loan collection efforts as well as costs related to acquiring and maintaining real estate acquired through foreclosure increased by $188 thousand from $192 thousand during 2007 to $380 thousand for the year ended December 31, 2008. FDIC insurance expense increased by $210 thousand. During 2007 the Company was able to use its remaining credit balance with the FDIC to offset insurance premium billings; however by the end of the first quarter of 2008 the credit balance had been fully utilized.
Salaries and employee benefit expenses decreased $316 thousand, or 3%, from the year ended December 31, 2007. The largest components of this decrease were a $330 thousand decline in salary continuation plan expense and a $224 thousand decline in bonus expense. These items were partially offset by an increase in salary expense of $315 thousand.
The Company provides retirement benefits to its executive officers in the form of salary continuation plans and split dollar life insurance agreements. The purpose of these agreements is to provide a special incentive to the experienced executive officer to continue employment with the Company on a long-term basis. These costs were abnormally high during 2007 as they included a one-time expense of $194 thousand reflecting the announced early retirement of our Chief Information/Technology officer.
The decline in bonus expense is consistent with a decline in net income during the period as a significant portion of our bonus plans are tied to or directly influenced by the level of net income including return on average equity, return on average assets and earnings per share. The decline in net income during the period resulted in an absence of bonuses earned from this portion of our bonus plans. Bonus expense recorded for 2008 was related to factors not directly related to net income such as loan production and deposit growth.
Salaries costs increased by $315 thousand which included annual merit increases as well as expansion of our government guaranteed lending activities and an increase in staffing levels at our Redding, California branch.
We have focused our attention on cost control initiatives and have been successful in several areas. We reduced professional fees by $50 thousand and reduced business development and advertising costs by $135 thousand. During the 2007 period professional fees included consulting costs associated with an outside evaluation of our core banking software requirements, other technology planning costs and costs associated with a strategic planning initiative. Similar costs were not incurred during the 2008 period. The decrease in business development and advertising costs resulted from reductions in our marketing budget, promotional materials, and a decrease in seminar and conference costs.
Core deposit intangible amortization declined by $85 thousand as a portion of this asset is now fully amortized. The remaining asset is scheduled to amortize at the rate of $173 thousand per year until October, 2013.
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
The Company determines the fair value of the stock options on the date of grant using a Black-Scholes-Merton option pricing model that uses assumptions based on expected option life, expected stock volatility and the risk-free interest rate.
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
Occupancy and equipment costs increased by $229 thousand, or 7% from $3,323 thousand for the year ended December 31, 2006 to $3,552 thousand for 2007. This increase includes an increase in operating expenses of $118 thousand related to the new Truckee branch, a $44 thousand increase in costs at our new Reno lending office and $56 thousand related to the new Redding branch.
Outside services increased by $80 thousand primarily related to increases in ATM processing costs of $53 thousand which were offset by an increase in ATM income.
Provision for income taxes. The Company recorded an income tax benefit of $212 thousand as tax exempt income such as earnings on Bank owned life insurance and municipal loan and investment income exceeded pretax income. For 2007 the provision for income taxes was $2.5 million, or 37.2% of pre-tax income for 2007. This compares to $3.2 million or 38.1% of pre-tax income during 2006. The decrease in provision as a percentage of pre-tax income for 2007 as compared to 2006 relates to an increase in tax exempt income as a percentage of pretax income during 2007 as compared to 2006. This includes increases in earnings on Bank owned life insurance policies, a $63 thousand death benefit on Bank owned life insurance during the fourth quarter of 2007 and increases in municipal loan interest.

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
The Company’s largest lending categories are real estate mortgage loans, consumer and real estate construction loans. These categories accounted for approximately 41.5%, 16.9% and 20.2%, respectively of the Company’s total loan portfolio at December 31, 2008, and approximately 36.4%, 20.6% and 21.7%, respectively of the Company’s total loan portfolio at December 31, 2007. In addition, the Company’s real estate related loans, including real estate mortgage loans, real estate construction loans, consumer equity lines of credit, and agricultural loans secured by real estate comprised 75% and 70% of the total loan portfolio at December 31, 2008 and 2007. Moreover, the business activities of the Company currently are focused in the California counties of Plumas, Nevada, Placer, Lassen, Modoc, Shasta, and Sierra and beginning in the fourth quarter of 2006 in Washoe County in Northern Nevada. Consequently, the results of operations and financial condition of the Company are dependent upon the general trends in these economies and, in particular, the residential and commercial real estate markets. In addition, the concentration of the Company’s operations in these areas of Northeastern California and Northwestern Nevada exposes it to greater risk than other banking companies with a wider geographic base in the event of catastrophes, such as earthquakes, fires and floods in these regions.
The rates of interest charged on variable rate loans are set at specific increments in relation to the Company’s lending rate or other indexes such as the published prime interest rate or U.S. Treasury rates and vary with changes in these indexes. At December 31, 2008 and 2007, approximately 67% and 63%, respectively, of the Company’s loan portfolio was compromised of variable rate loans. While real estate mortgage, commercial and consumer lending remain the foundation of the Company’s historical loan mix, some changes in the mix have occurred due to the changing economic environment and the resulting change in demand for certain loan types. In addition, the Company remains committed to the agricultural industry in Northeastern California and will continue to pursue high quality agricultural loans. Agricultural loans include both commercial and commercial real estate loans. The Company’s agricultural loan balances totaled $36 million at both December 31, 2008 and 2007.
The following table sets forth the amounts of loans outstanding by category as of the dates indicated.

	At December 31,
	2008	2007	2006	2005	2004
	(dollars in thousands)
Real estate — mortgage	$151,943	$128,357	$116,329	$110,686	$102,125
Real estate — construction	73,820	76,478	75,930	56,370	31,964
Commercial	42,528	39,584	36,182	42,252	42,689
Consumer	61,706	72,768	90,694	81,320	59,068
Agriculture	36,020	35,762	35,577	31,018	31,067

Total loans	366,017	352,949	354,712	321,646	266,913
Less:
Deferred (costs) fees	(279)	(564)	(1,182)	(766)	260
Allowance for loan losses	7,224	4,211	3,917	3,256	2,722

Net loans	$359,072	$349,302	$351,977	$319,156	$263,931

The following table sets forth the maturity of gross loan categories as of December 31, 2008. Also provided with respect to such loans are the amounts due after one year, classified according to sensitivity to changes in interest rates:

	Within	After One	After
	One Year	Through Five Years	Five Years	Total
	(dollars in thousands)
Real estate — mortgage	$22,552	$31,695	$97,696	$151,943
Real estate — construction	43,487	17,119	13,214	73,820
Commercial	11,179	16,854	14,495	42,528
Consumer	11,627	24,519	25,560	61,706
Agriculture	16,556	13,030	6,434	36,020

Total	$105,401	$103,217	$157,399	$366,017

Loans maturing after one year with:
Fixed interest rates		$42,091	$60,973	$103,064
Variable interest rates		61,126	96,426	157,552

Total		$103,217	$157,399	$260,616

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
Net charge-offs during the year ended December 31, 2008 totaled $1,587 thousand, or 0.45% of average loans, compared to $506 thousand, or 0.14% of average loans for 2007 and $339 thousand, or 0.10% of average loans for 2006. The allowance for loan losses stood at 1.97% of total loans as of December 31, 2008, versus 1.19% of total loans as of December 31, 2007.
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
The Company’s methodology for assessing the adequacy of the allowance for loan losses consists of several key elements, which include but are not limited to:
•	specific allocation for problem graded loans (“classified loans”),
•	general or formula allocation,
•	and discretionary allocation based on loan portfolio segmentation.
The Company’s methodology incorporates the following accounting pronouncements in determining the adequacy of the allowance for loan losses:
•	Statement of Financial Accounting Standards (“SFAS”) No. 5 — “Accounting for Contingencies”,
•	SFAS No. 114 — “Accounting by Creditors for Impairment of a Loan” and
•	SFAS 118 — “Accounting by Creditors for Impairment of a Loan — Income Recognition and Disclosures.”
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

	At December 31,
	2008	2007	2006	2005	2004
	(dollars in thousands)
Balance at beginning of period	$4,211	$3,917	$3,256	$2,722	$2,524

Charge-offs:
Commercial and agricultural	477	83	126	297	103
Real estate mortgage	95	—	—	—	—
Real estate construction	522	46	—	—	—
Consumer	689	657	519	442	600

Total charge-offs	1,783	786	645	739	703

Recoveries:
Commercial and agricultural	11	53	46	21	15
Real estate mortgage	14	—	—	—	—
Real estate construction	—	—	—	—	—
Consumer	171	227	260	152	136

Total recoveries	196	280	306	173	151

Net charge-offs	1,587	506	339	566	552
Provision for loan losses	4,600	800	1,000	1,100	750

Balance at end of period	$7,224	$4,211	$3,917	$3,256	$2,722

Net charge-offs during the period to average loans	0.45%	0.14%	0.10%	0.19%	0.24%
Allowance for loan losses to total loans	1.97%	1.19%	1.10%	1.01%	1.02%
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

	At December 31,
	2008	2007	2006	2005	2004
	(dollars in thousands)

Nonaccrual loans	$26,444	$2,618	$972	$1,661	$1,171
Loans past due 90 days or more and still accruing	297	14	41	—	36

Total nonperforming loans	26,741	2,632	1,013	1,661	1,207
Other real estate owned	4,148	402	—	—	—
Other vehicles owned	129	135	47	40	33

Total nonperforming assets	$31,018	$3,169	$1,060	$1,701	$1,240

Interest income forgone on nonaccrual loans	$576	$161	$53	$39	$25
Interest income recorded on a cash basis on nonaccrual loans	$74	$118	$116	$16	$63
Nonperforming loans to total Loans	7.31%	0.75%	0.29%	0.52%	0.45%
Nonperforming assets to total Assets	6.78%	0.70%	0.22%	0.36%	0.30%
Allowance for loan losses to nonperforming Loans	27%	160%	387%	196%	226%
Nonperforming loans at December 31, 2008 were $26.7 million, an increase of $24.1 million from the $2.6 million balance at December 31, 2007. Nonperforming loans at December 31, 2008 consistent of fifty-seven loans, four of which have individual principal balances in excess of $2 million. These four loans, all of which are impaired and are secured primarily by commercial real estate, have a total principal balance at December 31, 2008 of $18.3 million, specific reserves of $2.4 million and a fair value of $15.9 million.
At December 31, 2008 and 2007, the Company’s recorded investment in loans for which impairment has been recognized totaled $26.4 million and $2.6 million, respectively. The specific allowance for loan losses related to impaired loans was $3.1 million and $143 thousand at December 31, 2008 and 2007, respectively. The average recorded investment in impaired loans was $5.2 million, $1.7 million and $1.2 million for the years ended December 31, 2008, 2007 and 2006, respectively. In most cases, the Company uses the cash basis method of income recognition for impaired loans. For the years ended December 31, 2008, 2007 and 2006, the Company recognized $74 thousand, $118 thousand and $116 thousand, respectively, of income on such loans. Interest foregone on impaired loans totaled $576,000, $161,000 and $53,000 for the years ended December 31, 2008, 2007 and 2006, respectively.
It is the policy of management to make additions to the allowance for loan losses so that it remains adequate to absorb the inherent risk of loss in the portfolio. Management believes that the allowance at December 31, 2008 is adequate. However, the determination of the amount of the allowance is judgmental and subject to economic conditions which cannot be predicted with certainty. Accordingly, the Company cannot predict whether charge-offs of loans in excess of the allowance may occur in future periods.
Investment Portfolio and Federal Funds Sold. Total investment securities decreased $16.9 million, or 31%, to $38.4 million as of December 31, 2008, down from $55.3 million at December 31, 2007. There were no Federal funds sold at December 31, 2008 or 2007. During 2008 the Company utilized the proceeds from the maturities and calls of investment securities to provide a funding source for lending as deposits also declined.
The composition of the portfolio as of the end of 2008 was fairly consistent with the composition of the portfolio as of the end of 2007. The investment portfolio balances in U.S. Treasuries, U.S. Government agencies, corporate debt securities and municipal obligations comprised 4%, 59%, 4% and 33%, respectively, at December 31, 2008 versus 6%, 62%, 7% and 25%, respectively, at December 31, 2007.

The increase in municipal obligations as a percentage of the investment portfolio is primarily due to the decrease in shorter maturity investment securities such as corporate debt securities and U.S. agency securities. As these securities matured the proceeds where used primarily to fund loan growth. During 2008 the Company purchased $3.0 million of U.S. Government agency securities. This was offset by declines in investment securities related to maturities and principal repayments on all securities of $20.2 million. Additionally, the Company recorded an impairment charge totaling $415 thousand on a security issued by Lehman Brothers Holdings Inc.
The Company’s investments in mortgage-backed securities of U.S. Government agencies provide interest income as well as cash flows for liquidity and reinvestment opportunities as these securities pay down. At December 31, 2008, total balances in these mortgage-backed securities were $12.4 million down from $14.7 million at December 31, 2007. Although these pass-through securities typically have final maturities of between ten and fifteen years, the pass-through nature of principal payments from the prepayment or refinance of loans underlying these securities is expected to significantly reduce their average life.
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
The following tables summarize the values of the Company’s investment securities held on the dates indicated:

	December 31,
	2008	2007	2006
	(dollars in thousands)
Available-for-sale (fair value)
U.S. Treasuries	$1,508	$3,481	$5,344
U.S. Government agencies	10,392	19,662	30,063
Corporate debt securities	1,550	3,923	7,868
U.S. Government agency mortgage-backed Securities	12,357	14,738	17,440

Total	$25,807	$41,804	$60,715

	December 31,
	2008	2007	2006
	(dollars in thousands)
Held-to-maturity (amortized cost)
Municipal obligations	$12,567	$13,488	$14,080

The following table summarizes the maturities of the Company’s securities at their carrying value and their weighted average tax equivalent yields at December 31, 2008.

			After One Through		After Five Through
	One Year or Less		Five Years		Ten Years		After Ten Years		Total
(dollars in thousands)	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
Available-for-sale (Fair Value)
U.S. Treasuries	$1,508	3.13%	$—	—%	$—	—%	$—	—%	$1,508	3.13%
U.S. Government agencies	—	—%	10,392	4.69%	—	—%	—	—%	10,392	4.69%
Corporate debt securities	1,550	3.68%	—	—%	—	—%	—	—%	1,550	3.68%
U.S. Government agency mortgage-backed securities	—	—%	6,053	3.73%	6,304	4.66%	—	—%	12,357	4.46%

Total	$3,058	3.41%	$16,445	4.33%	$6,304	4.66%	$—	—%	$25,807	4.29%

Held-to-maturity (Amortized Cost)

Municipal obligations	$—	—%	$1,977	5.17%	$10,300	5.78%	$290	6.25%	$12,567	5.70%

Deposits. Total deposits were $371.5 million as of December 31, 2008, a decrease of $20.4 million, or 5%, from the December 31, 2007 balance of $391.9 million. The decrease in deposits resulted from the maturity of higher rate promotional time deposits. We discontinued this product early in 2008 allowing these higher rate deposits to mature and increased our level of short-term borrowings which offered favorable interest rates in comparison to rates we would have had to pay to attract additional time deposits. As a result, time deposits declined by $30.1 million from $128.4 million at December 31, 2007 to $98.3 million at December 31, 2008. As of December 31, 2008, primarily due to the change in mix of deposits, non-interest bearing demand deposits and interest checking deposits increased to 49.9% of total deposits versus 47.5% at December 31, 2007. Money market and savings deposits increased to 23.6% of total deposits as of December 31, 2008 compared to 19.8% as of December 31, 2007. Time deposits decreased to 26.5% of total deposits as of December 31, 2008 compared to 32.7% at December 31, 2007.
From December 31, 2007 to December 31, 2008 money market accounts increased by $7.1 million. This increase includes $9.0 million related to an on balance sheet corporate sweep product which we introduced during the first quarter of 2008.
Deposits represent the Bank’s primary source of funds. Deposits are primarily core deposits in that they are demand, savings and time deposits generated from local businesses and individuals. These sources are considered to be relatively stable, long-term relationships thereby enhancing steady growth of the deposit base without major fluctuations in overall deposit balances. The Company experiences, to a small degree, some seasonality with the slower growth period between November through April, and the higher growth period from May through October. In order to assist in meeting any funding demands, the Company maintains unsecured borrowing arrangements with several correspondent banks in addition to a secured borrowing arrangement with the Federal Home Loan Bank for longer more permanent funding needs. The Company did not hold brokered deposits during the years ended December 31, 2008, 2007 or 2006.
The following chart sets forth the distribution of the Company’s average daily deposits for the periods indicated.

	2008		2007		2006
	Average		Average		Average
	Balance	Rate %	Balance	Rate %	Balance	Rate %
	(dollars in thousands)
Non-interest-bearing deposits	$111,999		$114,831		$125,202

Interest-bearing deposits:
Interest bearing demand deposits	73,338	0.75%	77,254	1.73%	80,685	1.85%
Money market accounts	37,626	0.83%	39,431	0.83%	56,496	1.17%
Savings	48,573	0.33%	50,448	0.49%	59,802	0.71%
Time deposits	110,743	3.16%	121,808	4.35%	93,515	3.54%

Total interest bearing deposits	270,280	1.67%	288,941	2.50%	290,498	2.03%

Total deposits	$382,279	1.18%	$403,772	1.79%	$415,700	1.42%

The Company’s time deposits of $100,000 or more had the following schedule of maturities at December 31, 2008:

(dollars in thousands)	Amount
Remaining Maturity:
Three months or less	$17,085
Over three months to six months	8,095
Over six months to 12 months	6,761
Over 12 months	4,238

Total	$36,179

Time deposits of $100,000 or more are generally from the Company’s local business and individual customer base. The potential impact on the Company’s liquidity from the withdrawal of these deposits is discussed at the Company’s asset and liability management committee meetings, and is considered to be minimal.

Short-term borrowing arrangements. The Company has unsecured short-term borrowing arrangements with two of its correspondent banks in the amounts of $10,000,000 and $5,000,000. The Company can also borrow up to $88,827,000 from the Federal Home Loan Bank (“FHLB”) secured by commercial and residential mortgage loans with carrying values totaling $202,341,000. These FHLB advances are normally made for one day periods but can be for longer periods. Short-term borrowings at December 31, 2008 and 2007 consisted of $34,000,000 and $7,500,000, respectively, in one day FHLB advances. The weighted average rate on these borrowings at December 31, 2008 and 2007 were 0.05% and 3.30%, respectively.
The average balance in short-term borrowings during the years ended December 31, 2008 and 2007 were $11.9 million and $8.7 million, respectively. The average rate paid on these borrowings was 1.70% during 2008 and 5.35% during 2007. The maximum amount of short-term borrowings outstanding at any month-end during 2008 and 2007 was $34 million and $22.9 million, respectively.
The Bank is eligible to issue certain debt that is backed by the full faith and credit of the United States, up to a limit of $8.3 million, under the Federal Deposit Insurance Corporation’s Temporary Liquidity Guarantee Program. Any senior unsecured debt with a stated maturity of more than thirty days issued by the Bank up to its debt guarantee limit falls under this program. The Bank will be charged an annualized assessment from the FDIC, ranging from 50 to 100 basis points, based on the term and amount of the debt outstanding under the program. At December 31, 2008, the Bank had no borrowings under this debt guarantee program.
Capital Resources
Shareholders’ equity as of December 31, 2008 decreased $1.7 million, or 5%, to $35.4 million down from $37.1 million as of December 31, 2007. This decrease was the result of the repurchase of $1.2 million of Plumas Bancorp stock under the Company’s stock buyback plan, cash dividends of $1.2 million and a $420 thousand cumulative-effect adjustment related to the Company’s split dollar life insurance policies upon adoption of EITF 06-04. These reductions in shareholders’ equity were partially offset by earnings during 2008 of $304 thousand, $292 thousand in stock-based compensation expense, the net funds received from key employees and directors exercising their stock options totaling $68 thousand and an increase in unrealized gains on available-for-sale investment securities of $424 thousand.
On January 30, 2009 the Company entered into a Letter Agreement (the “Purchase Agreement”) with the United States Department of the Treasury (“Treasury”), pursuant to which the Company issued and sold (i) 11,949 shares of the Company’s Fixed Rate Cumulative Perpetual Preferred Stock, Series A (the “Series A Preferred Stock”) and (ii) a warrant (the “Warrant”) to purchase 237,712 shares of the Company’s common stock, no par value (the “Common Stock”), for an aggregate purchase price of $11,949,000 in cash.
The Series A Preferred Stock will qualify as Tier 1 capital and will pay cumulative dividends quarterly at a rate of 5% per annum for the first five years, and 9% per annum thereafter. The Company may redeem the Series A Preferred Stock at its liquidation preference ($1,000 per share) plus accrued and unpaid dividends under the American Recovery and Reinvestment Act of 2009, subject to the Treasury’s consultation with the Company’s appropriate federal regulator.
The Warrant has a 10-year term and is immediately exercisable upon its issuance, with an exercise price, subject to antidilution adjustments, equal to $7.54 per share of the Common Stock. Treasury has agreed not to exercise voting power with respect to any shares of Common Stock issued upon exercise of the Warrant.

Prior to January 30, 2012, unless the Company has redeemed the Preferred Shares, or the Treasury has transferred the Preferred Shares to a third party, the consent of the Treasury will be required for the Company to: (1) declare or pay any dividend or make any distribution on shares of the Common Stock (other than regular quarterly cash dividends of not more than $0.04 per share or regular semi-annual cash dividends of not more than $0.08 per share); or (2) redeem, purchase or acquire any shares of Common Stock or other equity or capital securities, other than in connection with benefit plans consistent with past practice and certain other circumstances specified in the Purchase Agreement.
On December 20, 2007 the Company announced that for 2008 the Board authorized a common stock repurchase plan for up to 244,000 shares, or 5% of the Company’s shares outstanding on December 20, 2007. During the year ended December 31, 2008 the Company repurchased 106,267 shares at an average cost, including commission, of $11.45 per share. This plan terminated on December 31, 2008. Related to its Purchase Agreement with the Treasury described above the Company is temporarily restricted from making additional share repurchases without approval from the Treasury.
On May 16, 2008, the Company paid a semi-annual common stock cash dividend of $0.16 per share. Given the current economic uncertainty and to more closely align the dividend payout ratio with recent historical earnings levels the Company lowered its semi-annual dividend rate to $0.08 per share. On October 24, 2008 the Company declared a semi-annual common stock cash dividend of $0.08 per share which was paid on November 21, 2008, resulting in a total cash dividend of $0.24 per share for 2008. During 2007 cash dividends of $0.30 per share were paid.
Capital Standards. The small decrease in the Company’s capital ratios during 2008 is attributed to the decrease in shareholders’ equity described above. During 2009 the Company’s capital ratios will benefit from the $11.9 million in Series A Preferred Stock sold to the Treasury. This Series A Preferred Stock qualifies as Tier 1 capital.
The Company uses a variety of measures to evaluate its capital adequacy, with risk-based capital ratios calculated separately for the Company and the Bank. Management reviews these capital measurements on a monthly basis and takes appropriate action to ensure that they are within established internal and external guidelines. The Company’s current capital position exceeds minimum thresholds established by industry regulators, and by current regulatory definitions the Bank is well capitalized, the highest rating of the categories defined under Federal Deposit Insurance Corporation Improvement Act (FDICIA) of 1991. The FDIC has promulgated risk-based capital guidelines for all state non-member banks such as the Bank. These guidelines establish a risk-adjusted ratio relating capital to different categories of assets and off-balance sheet exposures. There are two categories of capital under the guidelines: Tier 1 capital includes common stockholders’ equity, and qualifying trust-preferred securities (including notes payable to unconsolidated special purpose entities that issue trust-preferred securities), less goodwill and certain other deductions, notably the unrealized net gains or losses (after tax adjustments) on available for sale investment securities carried at fair market value; Tier 2 capital can include qualifying subordinated debt and the allowance for loan and lease losses, subject to certain limitations. The Series A Preferred Stock qualifies as Tier 1 capital for the Company.
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

The following tables present the capital ratios for the Company and the Bank compared to the standards for bank holding companies and the regulatory minimum requirements for depository institutions as of December 31, 2008 and 2007 (amounts in thousands except percentage amounts).

	December 31, 2008		December 31, 2007
	Amount	Ratio	Amount	Ratio
Tier 1 Leverage Ratio
Plumas Bancorp and Subsidiary	$43,885	9.8%	$46,209	10.0%
Minimum regulatory requirement	17,907	4.0%	18,439	4.0%
Plumas Bank	43,372	9.7%	45,415	9.9%
Minimum requirement for “Well-Capitalized” institution under the prompt corrective action plan	22,365	5.0%	23,024	5.0%
Minimum regulatory requirement	17,892	4.0%	18,419	4.0%

Tier 1 Risk-Based Capital Ratio
Plumas Bancorp and Subsidiary	43,885	11.0%	46,209	11.6%
Minimum regulatory requirement	16,021	4.0%	15,881	4.0%
Plumas Bank	43,372	10.8%	45,415	11.5%
Minimum requirement for “Well-Capitalized” institution under the prompt corrective action plan	23,996	6.0%	23,790	6.0%
Minimum regulatory requirement	15,997	4.0%	15,860	4.0%

Total Risk-Based Capital Ratio
Plumas Bancorp and Subsidiary	48,919	12.2%	50,475	12.7%
Minimum regulatory requirement	32,042	8.0%	31,763	8.0%
Plumas Bank	48,399	12.1%	49,681	12.5%
Minimum requirement for “Well-Capitalized” institution under the prompt corrective action plan	39,994	10.0%	39,651	10.0%
Minimum regulatory requirement	31,995	8.0%	31,720	8.0%
The current and projected capital positions of the Company and the Bank and the impact of capital plans and long-term strategies are reviewed regularly by management. The Company policy is to maintain the Bank’s ratios above the prescribed well-capitalized leverage, Tier 1 risk-based and total risk-based capital ratios of 5%, 6% and 10%, respectively, at all times.
Off-Balance Sheet Arrangements
Loan Commitments. In the normal course of business, there are various commitments outstanding to extend credits that are not reflected in the financial statements. Commitments to extend credit and letters of credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Annual review of commercial credit lines, letters of credit and ongoing monitoring of outstanding balances reduces the risk of loss associated with these commitments. As of December 31, 2008, the Company had $78.8 million in unfunded loan commitments and $534 thousand in letters of credit. This compares to $96.9 million in unfunded commitments and $655 thousand in letters of credit at December 31, 2007. Of the $78.8 million in unfunded loan commitments, $43.9 million and $34.9 million represented commitments to commercial and consumer customers, respectively. Of the total unfunded commitments at December 31, 2008, $40.4 million were secured by real estate, of which $16.2 million was secured by commercial real estate and $24.2 million was secured by residential real estate in the form of equity lines of credit. The commercial loan commitments not secured by real estate primarily represent business lines of credit, while the consumer loan commitments not secured by real estate primarily represent revolving credit card lines. Since, some of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements.
Operating Leases. The Company leases three depository branches as well as two lending offices and two non branch automated teller machine locations.
Total rental expenses under all operating leases, including premises, totaled $347 thousand, $209 thousand and $221 thousand, in 2008, 2007 and 2006 respectively. The expiration dates of the leases vary, with the first such lease expiring during 2009 and the last such lease expiring during 2018.

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
The Company has unsecured short-term borrowing agreements with two of its correspondent banks in the amounts of $10 million and $5 million. In addition, the Company can borrow up to $88.8 million from the Federal Home Loan Bank secured by commercial and residential mortgage loans. Short-term borrowings at December 31, 2008 and 2007 consisted of $34,000,000 and $7,500,000, respectively, in Federal Home Loan Bank advances which are normally purchased for one day periods.
Customer deposits are the Company’s primary source of funds. Total deposits were $371.5 million as of December 31, 2008, a decrease of $20.4 million, or 5%, from the December 31, 2007 balance of $391.9 million. Deposits are held in various forms with varying maturities. The Company does not have any brokered deposits. The Company’s securities portfolio, Federal funds sold, Federal Home Loan Bank advances, and cash and due from banks serve as the primary sources of liquidity, providing adequate funding for loans during periods of high loan demand. During periods of decreased lending, funds obtained from the maturing or sale of investments, loan payments, and new deposits are invested in short-term earning assets, such as Federal funds sold and investment securities, to serve as a source of funding for future loan growth. Management believes that the Company’s available sources of funds, including short-term borrowings, will provide adequate liquidity for its operations in the foreseeable future.
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
As a smaller reporting company we are not required to provide the information required by this item.
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
The following consolidated financial statements of Plumas Bancorp and subsidiary, and report of the independent registered public accounting firm are included in the Annual Report of Plumas Bancorp to its shareholders for the years ended December 31, 2008, 2007 and 2006.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Shareholders and Board of Directors
Plumas Bancorp and Subsidiary
We have audited the accompanying consolidated balance sheet of Plumas Bancorp and subsidiary (the “Company”) as of December 31, 2008 and 2007 and the related consolidated statements of income, changes in shareholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2008. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Plumas Bancorp and subsidiary as of December 31, 2008 and 2007 and the consolidated results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2008, in conformity with accounting principles generally accepted in the United States of America.
/s/ PERRY-SMITH LLP
Sacramento, California
March 10, 2009

PLUMAS BANCORP AND SUBSIDIARY
CONSOLIDATED BALANCE SHEET
December 31, 2008 and 2007

	2008	2007
ASSETS

Cash and due from banks	$18,791,000	$13,207,000
Federal funds sold	—	—

Cash and cash equivalents	18,791,000	13,207,000

Investment securities (Note 4)	38,374,000	55,292,000
Loans, less allowance for loan losses of $7,224,000 in 2008 and $4,211,000 in 2007 (Notes 5, 8, 10 and 14)	359,072,000	349,302,000
Premises and equipment, net (Note 6)	15,764,000	14,666,000
Intangible assets, net (Note 17)	821,000	1,037,000
Bank owned life insurance (Note 15)	9,766,000	9,428,000
Real estate and vehicles acquired through foreclosure	4,277,000	537,000
Accrued interest receivable and other assets (Note 13)	10,310,000	9,646,000

Total assets	$457,175,000	$453,115,000

LIABILITIES AND SHAREHOLDERS’ EQUITY

Deposits:
Non-interest bearing	$112,783,000	$111,240,000
Interest bearing (Note 7)	258,710,000	280,700,000

Total deposits	371,493,000	391,940,000

Short-term borrowings (Note 8)	34,000,000	7,500,000
Accrued interest payable and other liabilities (Note 15)	5,935,000	6,226,000
Junior subordinated deferrable interest debentures (Note 9)	10,310,000	10,310,000

Total liabilities	421,738,000	415,976,000

Commitments and contingencies (Note 10)

Shareholders’ equity (Note 11):
Serial preferred stock — no par value; 10,000,000 shares authorized; none issued	—	—
Common stock — no par value; 22,500,000 shares authorized; issued and outstanding — 4,775,339 shares in 2008 and 4,869,130 shares in 2007	5,302,000	5,042,000
Retained earnings	29,818,000	32,204,000
Accumulated other comprehensive income (loss) (Notes 4 and 16)	317,000	(107,000)

Total shareholders’ equity	35,437,000	37,139,000

Total liabilities and shareholders’ equity	$457,175,000	$453,115,000

The accompanying notes are an integral
part of these consolidated financial statements.

PLUMAS BANCORP AND SUBSIDIARY
CONSOLIDATED STATEMENT OF INCOME
For the Years Ended December 31, 2008, 2007 and 2006

	2008	2007	2006

Interest income:
Interest and fees on loans	$23,550,000	$27,709,000	$26,272,000
Interest on investment securities:
Taxable	1,398,000	1,900,000	2,516,000
Exempt from Federal income taxes	489,000	504,000	531,000
Interest on Federal funds sold	3,000	171,000	164,000

Total interest income	25,440,000	30,284,000	29,483,000

Interest expense:
Interest on deposits	4,522,000	7,211,000	5,887,000
Interest on short-term borrowings (Note 8)	219,000	490,000	257,000
Interest on junior subordinated deferrable interest debentures (Note 9)	623,000	835,000	810,000

Total interest expense	5,364,000	8,536,000	6,954,000

Net interest income before provision for loan losses	20,076,000	21,748,000	22,529,000

Provision for loan losses (Note 5)	4,600,000	800,000	1,000,000

Net interest income after provision for loan losses	15,476,000	20,948,000	21,529,000

Non-interest income:
Service charges	3,951,000	3,806,000	3,676,000
Gain on sale of loans	111,000	47,000	42,000
Impairment loss on investment security (Note 4)	(415,000)	—	—
Earnings on Bank owned life insurance policies (Note 15)	421,000	415,000	393,000
Other	1,023,000	1,180,000	1,048,000

Total non-interest income	5,091,000	5,448,000	5,159,000

(Continued)

PLUMAS BANCORP AND SUBSIDIARY
CONSOLIDATED STATEMENT OF INCOME
(Continued)
For the Years Ended December 31, 2008, 2007 and 2006

	2008	2007	2006

Non-interest expenses:
Salaries and employee benefits (Notes 5 and 15)	$10,884,000	$11,200,000	$10,043,000
Occupancy and equipment (Notes 6 and 10)	3,838,000	3,552,000	3,323,000
Other (Note 12)	5,753,000	4,919,000	4,924,000

Total non-interest expenses	20,475,000	19,671,000	18,290,000

Income before income taxes	92,000	6,725,000	8,398,000

Provision (benefit) for income taxes (Note 13)	(212,000)	2,502,000	3,196,000

Net income	$304,000	$4,223,000	$5,202,000

Basic earnings per share (Note 11)	$0.06	$0.85	$1.04

Diluted earnings per share (Note 11)	$0.06	$0.84	$1.02

Cash dividends per share (Note 11)	$0.24	$0.30	$0.26

The accompanying notes are an integral
part of these consolidated financial statements.

PLUMAS BANCORP AND SUBSIDIARY
CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY
For the Years Ended December 31, 2008, 2007 and 2006

				Accumulated
				Other
				Comprehensive	Total	Total
	Common Stock		Retained	(Loss) Income	Shareholders’	Comprehensive
	Shares	Amount	Earnings	(Net of Taxes)	Equity	Income

Balance, January 1, 2006	4,976,654	$4,412,000	$27,816,000	$(1,091,000)	$31,137,000
Comprehensive income (Note 16):
Net income			5,202,000		5,202,000	$5,202,000
Other comprehensive income, net of tax:
Net change in unrealized losses on available-for-sale investment securities				399,000	399,000	399,000

Total comprehensive income						$5,601,000

Cash dividends — $0.26 per share			(1,302,000)		(1,302,000)
Retirement of common stock in connection with the exercise of stock options (Note 11)	(21,255)	(417,000)			(417,000)
Stock options exercised and related tax benefit (Note 11)	67,806	659,000			659,000
Stock-based compensation expense		174,000			174,000

Balance, December 31, 2006	5,023,205	4,828,000	31,716,000	(692,000)	35,852,000
Comprehensive income (Note 16):
Net income			4,223,000		4,223,000	$4,223,000
Other comprehensive income, net of tax:
Net change in unrealized losses on available-for-sale investment securities				585,000	585,000	585,000

Total comprehensive income						$4,808,000

Cash dividends — $0.30 per share			(1,491,000)		(1,491,000)
Retirement of common stock in connection with the exercise of stock options (Note 11)	(4,630)	(70,000)			(70,000)
Stock options exercised and related tax benefit (Note 11)	19,292	152,000			152,000
Stock-based compensation expense		288,000			288,000
Repurchase and retirement of common stock (Note 11)	(168,737)	(156,000)	(2,244,000)		(2,400,000)

Balance, December 31, 2007	4,869,130	5,042,000	32,204,000	(107,000)	37,139,000

(Continued)

PLUMAS BANCORP AND SUBSIDIARY
CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY
(Continued)
For the Years Ended December 31, 2008, 2007 and 2006

				Accumulated
				Other
				Comprehensive	Total	Total
	Common Stock		Retained	(Loss) Income	Shareholders’	Comprehensive
	Shares	Amount	Earnings	(Net of Taxes)	Equity	Income

Balance, December 31, 2007	4,869,130	$5,042,000	$32,204,000	$(107,000)	$37,139,000
Cumulative effect of change in accounting principle, adoption of EITF 06-4 (Note 15)			(420,000)		(420,000)

Comprehensive income (Note 16):
Net income			304,000		304,000	$304,000
Other comprehensive income, net of tax:
Net change in unrealized (losses)/gains on available-for-sale investment securities (Note 4)				424,000	424,000	424,000

Total comprehensive income						$728,000

Cash dividends — $0.24 per share			(1,153,000)		(1,153,000)
Stock options exercised and related tax benefit (Note 11)	12,476	68,000			68,000
Stock-based compensation expense		292,000			292,000
Repurchase and retirement of common stock (note 11)	(106,267)	(100,000)	(1,117,000)		(1,217,000)

Balance, December 31, 2008	4,775,339	$5,302,000	$29,818,000	$317,000	$35,437,000

	2008	2007	2006

Disclosure of reclassification amount, net of taxes (Note 16):

Unrealized holding gain arising during the year	$668,000	$585,000	$399,000
Reclassification adjustment for impairment loss included in net income	(244,000)	—	—

Net unrealized holding gain arising during the year	$424,000	$585,000	$399,000

The accompanying notes are an integral
part of these consolidated financial statements.

PLUMAS BANCORP AND SUBSIDIARY
CONSOLIDATED STATEMENT OF CASH FLOWS
For the Years Ended December 31, 2008, 2007 and 2006

	2008	2007	2006

Cash flows from operating activities:
Net income	$304,000	$4,223,000	$5,202,000
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	4,600,000	800,000	1,000,000
Change in deferred loan origination costs/fees, net	285,000	618,000	(416,000)
Stock-based compensation expense	292,000	288,000	174,000
Excess tax benefits from stock-based compensation		(9,000)	(61,000)
Depreciation and amortization	1,984,000	2,197,000	2,171,000
Amortization of investment security premiums	56,000	149,000	387,000
Accretion of investment security discounts	(55,000)	(63,000)	(89,000)
Impairment loss on investment security	415,000
Provision for losses on other real estate	618,000
Net loss on sale of premises and equipment	13,000	39,000
Net loss (gain) on sale of other vehicles owned	18,000	(17,000)	(23,000)
Gain on life insurance death benefit		(63,000)
Earnings on bank owned life insurance policies	(421,000)	(415,000)	(393,000)
Expenses on bank owned life insurance policies	83,000	80,000	74,000
Decrease (increase) in accrued interest receivable and other assets	297,000	(426,000)	(41,000)
(Decrease) increase in accrued interest payable and other liabilities	(711,000)	1,325,000	166,000
Provision for deferred income taxes	(1,459,000)	(787,000)	(456,000)

Net cash provided by operating activities	6,319,000	7,939,000	7,695,000

(Continued)

PLUMAS BANCORP AND SUBSIDIARY
CONSOLIDATED STATEMENT OF CASH FLOWS
(Continued)
For the Years Ended December 31, 2008, 2007 and 2006

	2008	2007	2006

Cash flows from investing activities:
Proceeds from matured and called available- for-sale investment securities	$16,475,000	$27,876,000	$19,931,000
Proceeds from matured and called held-to-maturity investment securities	920,000	585,000
Purchases of available-for-sale investment securities	(2,990,000)	(11,009,000)
Purchases of held-to-maturity investment securities			(155,000)
Proceeds from principal repayments from available-for-sale government-guaranteed mortgage-backed securities	2,819,000	2,961,000	3,521,000
Proceeds from principal repayments from held-to-maturity government-guaranteed mortgage-backed securities			134,000
Net (increase) decrease in loans	(19,520,000)	355,000	(33,831,000)
Proceeds from sale of vehicles	376,000	429,000	211,000
Proceeds from the sale of premises and equipment		20,000	8,000
Purchases of premises and equipment	(2,566,000)	(1,116,000)	(5,173,000)
Proceeds from bank owned life insurance		419,000
Purchase of bank owned life insurance			(200,000)

Net cash (used in) provided by investing activities	(4,486,000)	20,520,000	(15,554,000)

Cash flows from financing activities:
Net increase (decrease) in demand, interest-bearing and savings deposits	9,658,000	(37,881,000)	(26,025,000)
Net (decrease) increase in time deposits	(30,105,000)	27,645,000	1,641,000
Net increase (decrease) in short-term borrowings	26,500,000	(12,500,000)	20,000,000
Proceeds from exercise of stock options	68,000	73,000	181,000
Excess tax benefits from stock-based compensation		9,000	61,000
Repurchase and retirement of common stock	(1,217,000)	(2,400,000)
Payment of cash dividends	(1,153,000)	(1,491,000)	(1,302,000)

Net cash provided by (used in) financing activities	3,751,000	(26,545,000)	(5,444,000)

Increase (decrease) in cash and cash equivalents	5,584,000	1,914,000	(13,303,000)

Cash and cash equivalents at beginning of year	13,207,000	11,293,000	24,596,000

Cash and cash equivalents at end of year	$18,791,000	$13,207,000	$11,293,000

(Continued)

PLUMAS BANCORP AND SUBSIDIARY
CONSOLIDATED STATEMENT OF CASH FLOWS
(Continued)
For the Years Ended December 31, 2008, 2007 and 2006

	2008	2007	2006

Supplemental disclosure of cash flow information:

Cash paid during the year for:
Interest expense	$5,804,000	$8,184,000	$6,882,000
Income taxes	$1,385,000	$3,495,000	$3,370,000

Non-cash investing activities:
Real estate acquired through foreclosure	$4,364,000	$402,000
Vehicles acquired through repossession	$388,000	$500,000	$196,000
Reclassification of loans to other assets	$113,000		$230,000
Net change in unrealized gain/loss on available-for-sale investment securities	$424,000	$585,000	$399,000

Non-cash financing activities:
Common stock retired in connection with the exercise of stock options		$70,000	$417,000
Tax benefit from stock options exercised		$9,000	$61,000
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
The Bank’s deposits are insured by the Federal Deposit Insurance Corporation (FDIC) up to applicable legal limits. The Bank is participating in the Federal Deposit insurance Corporation (FDIC) Transaction Account Guarantee Program. Under the program, through December 31, 2009, all noninterest-bearing transaction accounts are fully guaranteed by the FDIC for the entire amount in the account. Coverage under the Transaction Account Guarantee Program is in addition to and separate from the coverage under the FDIC’s general deposit insurance rules.
2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Consolidation and Basis of Presentation
The consolidated financial statements include the accounts of the Company and the consolidated accounts of its wholly-owned subsidiary, Plumas Bank. All significant intercompany balances and transactions have been eliminated.
Plumas Statutory Trust I and Trust II are not consolidated into the Company’s consolidated financial statements and, accordingly, are accounted for under the equity method. The Company’s investment in Trust I of $260,000 and Trust II of $146,000 are included in accrued interest receivable and other assets on the consolidated balance sheet. The junior subordinated deferrable interest debentures issued and guaranteed by the Company and held by Trust I and Trust II are reflected as debt on the consolidated balance sheet.
The accounting and reporting policies of Plumas Bancorp and subsidiary conform with accounting principles generally accepted in the United States of America and prevailing practices within the banking industry.
Reclassifications
Certain reclassifications have been made to prior years’ balances to conform to the classifications used in 2008.

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
Use of Estimates
The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions. These estimates and assumptions affect the reported amounts of assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.
Cash and Cash Equivalents
For the purpose of the statement of cash flows, cash and due from banks and Federal funds sold are considered to be cash equivalents. Generally, Federal funds are sold for one day periods. Cash held with other federally insured institutions in excess of FDIC limits as of December 31, 2008 was $1,226,000.
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
Management determines the appropriate classification of its investments at the time of purchase and may only change the classification in certain limited circumstances. All transfers between categories are accounted for at fair value. As of December 31, 2008 and 2007 the Company did not have any investment securities classified as trading and there were no transfers between categories during 2008 or 2007.

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
Investment in Federal Home Loan Bank Stock
As a member of the Federal Home Loan Bank System, the Bank is required to maintain an investment in the capital stock of the Federal Home Loan Bank. The investment is carried at cost. At December 31, 2008 and 2007, Federal Home Loan Bank stock totaled $1,933,000 and $2,045,000, respectively. On the consolidated balance sheet, Federal Home Loan Bank stock is included in accrued interest receivable and other assets.
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
Included in the portfolio are loans which are 75% to 90% guaranteed by the Small Business Administration (SBA), US Department of Agriculture Rural Business Cooperative Service (RBS) and Farm Services Agency (FSA). The guaranteed portion of these loans may be sold to a third party, with the Bank retaining the unguaranteed portion. The Company can receive a premium in excess of the adjusted carrying value of the loan at the time of sale. The Company may be required to refund a portion of the sales premium if the borrower defaults or prepays within ninety days of the settlement date. At December 31, 2008, the premiums and guaranteed portion of these sold loans subject to these recourse provisions was not significant. During 2008, 2007 and 2006 the Company was not required to refund any significant amounts of sales premiums related to the loans sold.
The Company’s investment in the loan is allocated between the retained portion of the loan, the servicing asset, the interest-only (IO) strip, and the sold portion of the loan based on their relative fair values on the date the loan is sold. The gain on the sold portion of the loan is recognized as income at the time of sale. The carrying value of the retained portion of the loan is discounted based on the estimated value of a comparable non-guaranteed loan. The servicing asset is recognized and amortized over the estimated life of the related loan (see Note 5). Assets (accounted for as interest-only (IO) strips) are recorded at the fair value of the difference between note rates and rates paid to purchasers (the interest spread) and contractual servicing fees, if applicable. IO strips are carried at fair value with gains or losses recorded as a component of shareholders’ equity, similar to available-for-sale investment securities. Significant future prepayments of these loans will result in the recognition of additional amortization of related servicing assets and an adjustment to the carrying value of related IO strips.
Mortgage Loans
The Company did not sell any mortgage loans in 2008, 2007 and 2006 and did not have any loans held for sale at December 31, 2008 or 2007. The Company serviced loans previously sold to the Federal National Mortgage Association (FNMA) totaling $3,993,000 and $5,073,000 as of December 31, 2008 and 2007, respectively.
Loans
Loans are stated at principal balances outstanding, except for loans, if any, that are transferred from loans held for sale which are carried at the lower of principal balance or market value at the date of transfer, adjusted for accretion of discounts. Interest is accrued daily based upon outstanding loan balances. However, when, in the opinion of management, loans are considered to be impaired and the future collectibility of interest and principal is in serious doubt, loans are placed on nonaccrual status and the accrual of interest income is suspended. Any interest accrued but unpaid is charged against income. Payments received are applied to reduce principal to the extent necessary to ensure collection. Subsequent payments on these loans, or payments received on nonaccrual loans for which the ultimate collectibility of principal is not in doubt, are applied first to earned but unpaid interest and then to principal.

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
The Company may not “carry over” or create a valuation allowance in the initial accounting for loans acquired under these circumstances. At December 31, 2008 and 2007, there were no such loans being accounted for under this policy.
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
The allowance is established through a provision for loan losses which is charged to expense. Additions to the allowance are expected to maintain the adequacy of the total allowance after credit losses and loan growth. The allowance for loan losses at December 31, 2008 and 2007, respectively, reflects management’s estimate of probable losses in the portfolio, actual losses may vary from their estimates. In addition, the FDIC and California Department of Financial Institutions, as an integral part of their examination process, review the allowance for loan and lease losses. These agencies may require additions to the allowance for loan and lease losses based on their judgment about information available at the time of their examination.
Allowance for Losses Related to Undisbursed Commitments
The Company maintains a separate allowance for losses related to undisbursed loan commitments. Management estimates the amount of probable losses by applying a loss reserve factor to a portion of undisbursed lines of credit. The allowance totaled $55,000 at December 31, 2008 and 2007, and is included in accrued interest payable and other liabilities in the consolidated balance sheet.
Other Real Estate
The Company’s investment in other real estate holdings, all of which were related to real estate acquired in full or partial settlement of loan obligations, was $4,148,000 net of a valuation allowance of $618,000 at December 31, 2008 and $402,000 with no valuation allowance at December 31, 2007. There were no sales of other real estate in 2008 or 2007. When property is acquired, any excess of the Bank’s recorded investment in the loan balance and accrued interest income over the estimated fair market value of the property less costs to sell is charged against the allowance for loan losses. A valuation allowance for losses on other real estate is maintained to provide for temporary declines in value. The allowance is established through a provision for losses on other real estate which is included in other expenses. Subsequent gains or losses on sales or write-downs resulting from permanent impairment are recorded in other income or expenses as incurred.
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
Accounting for Uncertainty in Income Taxes
Since January 1, 2007, the Company has accounted for uncertainty in income taxes under Financial Accounting Standards Board (“FASB”) Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”). Under the provisions of FIN 48 only tax positions that met the more-likely-than-not recognition threshold on January 1, 2007 were recognized or continue to be recognized upon adoption. The Company previously recognized income tax positions based on management’s estimate of whether it was reasonably possible that a liability had been incurred for unrecognized income tax benefits by applying FASB Statement No. 5, Accounting for Contingencies.
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
Accounting for Uncertainty in Income Taxes (Continued)
Interest expense and penalties associated with unrecognized tax benefits, if any, are classified as income tax expense in the consolidated statement of income.
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
Stock-Based Compensation
At December 31, 2008, the Company had two shareholder approved stock-based compensation plans, the Plumas Bank 2001 and 1991 Stock Option Plans (the “Plans”) which are described more fully in Note 11.
Compensation expense, net of related tax benefits, recorded in 2008, 2007 and 2006 totaled $269,000, $262,000 and $154,000 or $0.06, $0.05 and $0.03 per diluted share, respectively. Compensation expense is recognized over the vesting period on a straight line accounting basis.
The Company determines the fair value of the options previously granted on the date of grant using a Black-Scholes-Merton option pricing model that uses assumptions based on expected option life, expected stock volatility and the risk-free interest rate. The expected volatility assumptions used by the Company are based on the historical volatility of the Company’s common stock over the most recent period commensurate with the estimated expected life of the Company’s stock options. The Company bases its expected life assumption on its historical experience and on the terms and conditions of the stock options it grants to employees. The risk-free rate is based on the U.S. Treasury yield curve for the periods within the contractual life of the options in effect at the time of the grant. The Company also makes assumptions regarding estimated forfeitures that will impact the total compensation expenses recognized under the Plans.

PLUMAS BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)
Stock-Based Compensation (Continued)
The fair value of each option is estimated on the date of grant using the following assumptions.

	2008	2007	2006
Expected life of stock options	5.2 years	6.6 years	5.0 years
Interest rate—stock options	2.98%	4.71%	4.67%
Volatility—stock options	25.3%	26.8%	21.4%
Dividend yields	2.61%	1.72%	1.40%
Weighted-average fair value of options granted during the year	$2.54	$4.53	$4.56
Impact of New Financial Accounting Standards
Business Combinations
In December 2007, the (FASB) issued Statement of Financial Accounting Standards No. 141 (revised 2007), Business Combinations (“SFAS No. 141R”). SFAS No. 141(R), among other things, establishes principles and requirements for how the acquirer in a business combination (i) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquired business, (ii) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase, and (iii) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. The Bank is required to adopt SFAS No. 141(R) for all business combinations for which the acquisition date is on or after January 1, 2009. Earlier adoption is prohibited. This standard will change the Bank’s accounting treatment for business combinations on a prospective basis.
The Hierarchy of Generally Accepted Accounting Principles
In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles (SFAS No. 162). This standard identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with GAAP. It establishes that the GAAP hierarchy should be directed to entities because it is the entity (not the auditor) that is responsible for selecting accounting principles for financial statements that are presented in conformity with GAAP. SFAS 162 became effective on November 15, 2008. The implementation of SFAS No. 162 did not have any effect on the Company’s consolidated financial statements.

PLUMAS BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)
Impact of New Financial Accounting Standards (Continued)
Employers’ Disclosures about Postretirement Benefit Plan Assets
In December 2008, the FASB issued FASB Staff Position (“FSP”) SFAS No. 132(R)-1, Employers’ Disclosures about Postretirement Benefit Plan Assets (FSP 132(R)-1). This standard provides guidance on an employer’s disclosures about plan assets of a defined benefit pension or other postretirement plan. The objectives of the disclosures about plan assets in an employer’s defined benefit pension or other postretirement plan are to provide users of financial statements with an understanding of how investment allocation decisions are made, including the factors that are pertinent to an understanding of investment policies and strategies, the major categories of plan assets, the inputs and valuation techniques used to measure the fair value of plan assets, the effect of fair value measurements using significant unobservable inputs (Level 3) on changes in plan assets for the period, and significant concentrations of risk within plan assets. The disclosures about plan assets required by the FSP are effective for fiscal years ending after December 15, 2009. Early adoption is permitted. The adoption of FSP 132(R)-1 is not expected to have a material impact on the Company’s financial position, results of operations or cash flows.

PLUMAS BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
3.	FAIR VALUE MEASUREMENTS
Fair Value of Financial Instruments
The estimated fair values of the Company’s financial instruments are as follows:

	December 31, 2008		December 31, 2007
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Financial assets:
Cash and cash equivalents	$18,791,000	$18,791,000	$13,207,000	$13,207,000
Investment securities	38,374,000	38,606,000	55,292,000	55,367,000
Loans	359,072,000	363,811,000	349,302,000	348,672,000
Cash surrender value of life insurance policies	9,766,000	9,766,000	9,428,000	9,428,000
Accrued interest receivable	2,063,000	2,063,000	2,619,000	2,619,000

Financial liabilities:
Deposits	$371,493,000	$371,761,000	$391,940,000	$391,975,000
Short-term borrowings	34,000,000	34,000,000	7,500,000	7,500,000
Junior subordinated deferrable interest debentures	10,310,000	2,420,000	10,310,000	9,314,000
Accrued interest payable	487,000	487,000	927,000	927,000
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
The following methods and assumptions were used by management to estimate the fair value of its financial instruments at December 31, 2008 and 2007:
Cash and cash equivalents: For cash and cash equivalents, the carrying amount is estimated to be fair value.
Investment securities: For investment securities, fair values are based on quoted market prices, where available. If quoted market prices are not available, fair values are estimated using quoted market prices for similar securities and indications of value provided by brokers.

PLUMAS BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
3.	FAIR VALUE MEASUREMENTS (Continued)
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
Commitments to extend credit and letters of credit: The fair value of commitments are estimated using the fees currently charged to enter into similar agreements. Commitments to extend credit are primarily for variable rate loans and letters of credit. For these commitments, there is no significant difference between the committed amounts and their fair values and therefore, is not included in the table above.
On January 1, 2008, the Company adopted FASB Statement No. 157 (SFAS 157), Fair Value Measurements. SFAS 157 defines fair value, establishes a framework for measuring fair value under GAAP and expands disclosures about fair value measurements. There was no cumulative effect adjustment to beginning retained earnings recorded upon adoption and no impact on the financial statements during 2008.
On October 10, 2008, the FASB issued FSP FAS 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active. The FSP clarifies the application of FASB Statement No. 157, Fair Value Measurements, in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active. The FSP is effective immediately, and therefore the Company is subject to the provision of the FSP effective immediately. The impact of adoption was not material to the Company’s financial condition or results of operations.

PLUMAS BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
3.	FAIR VALUE MEASUREMENTS (Continued)
The following tables present information about the Company’s assets and liabilities measured at fair value on a recurring and non recurring basis as of December 31, 2008, and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value based on the hierarchy:
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
Assets and liabilities measured at fair value on a recurring basis are summarized below:

Fair Value Measurements at December 31, 2008 Using
Quoted Prices in
		Active Markets for	Significant Other	Significant
		Identical Assets	Observable Inputs	Unobservable Inputs
	December 31, 2008	(Level 1)	(Level 2)	(Level 3)

Assets:
Available-for-sale securities	$25,807,000	$13,450,000	$12,357,000	$—

The fair value of securities available for sale equals quoted market price, if available. If quoted market prices are not available, fair value is determined using quoted market prices for similar securities. There were no changes in the valuation techniques used during 2008. Changes in fair market value are recorded in other comprehensive income.

PLUMAS BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
3.	FAIR VALUE MEASUREMENTS (Continued)
Financial assets and liabilities measured at fair value on a non-recurring basis are summarized below:

Fair Value Measurements at December 31, 2008 Using
Quoted Prices in
		Active Markets for	Significant Other	Significant
		Identical Assets	Observable Inputs	Unobservable Inputs
	December 31, 2008	(Level 1)	(Level 2)	(Level 3)

Assets:
Impaired loans	$23,312,000	$—	$23,312,000	$—

Impaired loans, all of which are measured for impairment using the fair value of the collateral as they are virtually all collateral dependent loans, had a principal balance of $26,444,000 with a related valuation allowance of $3,132,000 at December 31, 2008. There were no changes in the valuation techniques used during 2008. Declines in the collateral values of impaired loans during 2008 were $2,805,000 which was reflected as additional specific allocations of the allowance for loan losses.
4.	INVESTMENT SECURITIES
The amortized cost and estimated fair value of investment securities at December 31, 2008 and 2007 consisted of the following:
Available-for-Sale

	2008
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

Debt securities:
U.S. Treasury securities	$1,498,000	$10,000		$1,508,000
U.S. Government agencies	10,001,000	391,000		10,392,000
U.S. Government agencies collateralized by mortgage obligations	12,183,000	189,000	$(15,000)	12,357,000
Corporate debt securities	1,585,000	1,000	(36,000)	1,550,000

	$25,267,000	$591,000	$(51,000)	$25,807,000

Net unrealized gains on available-for-sale investment securities totaling $540,000 were recorded, net of $223,000 in tax expense, as accumulated other comprehensive income within shareholders’ equity at December 31, 2008. There were no sales of available-for-sale investment securities during the year ended December 31, 2008.

PLUMAS BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
4.	INVESTMENT SECURITIES (Continued)
Available-for-Sale: (Continued)
During 2008 the Bank’s investment securities included a $500,000 corporate debt security issued by Lehman Brothers Holdings Inc., which filed for Chapter 11 bankruptcy on September 15, 2008. Due to the significant decline in the price of this security following the bankruptcy filing, the Bank recorded an other than temporary impairment write down of $415,000.

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

Net unrealized losses on available-for-sale investment securities totaling $183,000 were recorded, net of $76,000 in tax benefits, as accumulated other comprehensive loss within shareholders’ equity at December 31, 2007. There were no sales of available-for-sale investment securities during the years ended December 31, 2007 or 2006.
Held-to-Maturity

2008
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Debt securities:
Obligations of states and political subdivisions	$12,567,000	$278,000	$(46,000)	$12,799,000

2007
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Debt securities:
Obligations of states and political subdivisions	$13,488,000	$95,000	$(20,000)	$13,563,000

There were no sales or transfers of held-to-maturity investment securities during the years ended December 31, 2008, 2007 and 2006.

PLUMAS BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
4.	INVESTMENT SECURITIES (Continued)
Investment securities with unrealized losses at December 31, 2008 are summarized and classified according to the duration of the loss period as follows:

	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses

Debt securities:
Obligations of states and political subdivisions	$1,366,000	$39,000	$809,000	$7,000	$2,175,000	$46,000
U.S. Government agencies collateralized by mortgage obligations			3,419,000	15,000	3,419,000	15,000
Corporate debt securities			1,050,000	36,000	1,050,000	36,000

	$1,366,000	$39,000	$5,278,000	$58,000	$6,644,000	$97,000

Investment securities with unrealized losses at December 31, 2007 are summarized and classified according to the duration of the loss period as follows:

	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses

Debt securities:
U.S. Treasury securities			$3,481,000	$8,000	$3,481,000	$8,000
U.S. Government agencies	$1,001,000	$5,000	8,469,000	46,000	9,470,000	51,000
Obligations of states and political subdivisions	421,000	1,000	3,873,000	19,000	4,294,000	20,000
U.S. Government agencies collateralized by mortgage obligations			12,640,000	275,000	12,640,000	275,000
Corporate debt securities			3,923,000	52,000	3,923,000	52,000

	$1,422,000	$6,000	$32,386,000	$400,000	$33,808,000	$406,000

PLUMAS BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
4.	INVESTMENT SECURITIES (Continued)
At December 31, 2008, the Company held 89 securities of which 18 were in a loss position. Of the securities in a loss position, 6 were in a loss position for less than twelve months and 12 were in a loss position and had been in loss position for twelve months or more. Of the 18 securities 9 are obligations of states and political subdivisions, 6 are U.S. government agencies collateralized by mortgage obligations and 3 are corporate debt securities. The unrealized losses relate principally to the continued dislocation of the securities market. All but one of the securities has continued to pay as scheduled despite their impairment due to current market conditions. When analyzing an issuer’s financial condition, management considers the length of time and extent to which the market value has been less than cost; the historical and implied volatility of the security; the financial condition of the issuer of the security; and the Company’s intent and ability to hold the security to recovery. Management has the ability and intent to hold securities classified as held to maturity until they mature, at which time the Company expects to receive full value for the securities. Furthermore, as of December 31, 2008, management also has the ability and intent to hold the securities classified as available for sale and currently impaired for a period of time sufficient for a recovery of cost. Based on the Company’s evaluation of the above and other relevant factors, the Company does not believe the securities that are in an unrealized loss position as of December 31, 2008 are other than temporarily impaired.
The amortized cost and estimated fair value of investment securities at December 31, 2008 by contractual maturity are shown below. Expected maturities will differ from contractual maturities because the issuers of the securities may have the right to call or prepay obligations with or without call or prepayment penalties.

	Available-for-Sale		Held-to-Maturity
		Estimated		Estimated
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value

Within one year	$3,083,000	$3,058,000
After one year through five years	10,001,000	10,392,000	$1,977,000	$2,017,000
After five years through ten years			10,300,000	10,504,000
After ten years through fifteen years			290,000	278,000

	13,084,000	13,450,000	12,567,000	12,799,000
Investment securities not due at a single maturity date:
Government-guaranteed mortgage-backed securities	12,183,000	12,357,000

	$25,267,000	$25,807,000	$12,567,000	$12,799,000

Investment securities with amortized costs totaling $36,249,000 and $36,499,000 and estimated fair values totaling $37,056,000 and $36,706,000 at December 31, 2008 and 2007, respectively, were pledged to secure deposits, including public deposits and treasury, tax and loan accounts.

PLUMAS BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
5.	LOANS AND THE ALLOWANCE FOR LOAN LOSSES
Outstanding loans are summarized below:

	December 31,
	2008	2007

Commercial	$42,528,000	$39,584,000
Agricultural	36,020,000	35,762,000
Real estate — mortgage	151,943,000	128,357,000
Real estate — construction and land development	73,820,000	76,478,000
Installment	61,706,000	72,768,000

	366,017,000	352,949,000

Deferred loan costs, net	279,000	564,000
Allowance for loan losses	(7,224,000)	(4,211,000)

	$359,072,000	$349,302,000

Changes in the allowance for loan losses were as follows:

	Year Ended December 31,
	2008	2007	2006

Balance, beginning of year	$4,211,000	$3,917,000	$3,256,000
Provision charged to operations	4,600,000	800,000	1,000,000
Losses charged to allowance	(1,783,000)	(786,000)	(645,000)
Recoveries	196,000	280,000	306,000

Balance, end of year	$7,224,000	$4,211,000	$3,917,000

The recorded investment in loans that were considered to be impaired totaled $26,444,000 and $2,618,000 at December 31, 2008 and 2007, respectively. The related allowance for loan losses for impaired loans was $3,132,000 and $143,000 at December 31, 2008 and 2007, respectively. The average recorded investment in impaired loans for the years ended December 31, 2008, 2007 and 2006 was $5,243,000, $1,736,000 and $1,201,000, respectively. The Company recognized $74,000, $118,000 and $116,000 in interest income on a cash basis for impaired loans during the years ended December 31, 2008, 2007 and 2006, respectively.

PLUMAS BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
5.	LOANS AND THE ALLOWANCE FOR LOAN LOSSES (Continued)
At December 31, 2008 and 2007, nonaccrual loans totaled $26,444,000 and $2,618,000, respectively. Interest foregone on nonaccrual loans totaled $576,000, $161,000 and $53,000 for the years ended December 31, 2008, 2007 and 2006, respectively. Loans past due 90 days or more and on accrual status were $297,000 and $14,000 at December 31, 2008 and 2007, respectively.
Salaries and employee benefits totaling $868,000, $753,000 and $1,328,000 have been deferred as loan origination costs during the years ended December 31, 2008, 2007 and 2006, respectively.
Servicing Assets and Interest-Only Strips Receivable
The Company serviced government guaranteed loans for others totaling $8,920,000, $5,300,000 and 4,622,000 as of December 31, 2008, 2007 and 2006, respectively.
A summary of the related servicing assets and interest-only strips receivable are as follows:

	Year Ended December 31,
	2008	2007	2006

Servicing Assets:

Balance at beginning of year	$76,000	$69,000	$97,000
Increase from loan sales	62,000	24,000	15,000
Amortization charged to income	(30,000)	(17,000)	(43,000)

Balance at end of year	$108,000	$76,000	$69,000

	2008	2007	2006

Interest-Only Strips Receivable:

Balance at beginning of year	$247,000	$238,000	$326,000
Increase from loan sales	46,000	68,000	67,000
Amortization charged to income	(80,000)	(59,000)	(155,000)

Balance at end of year	$213,000	$247,000	$238,000

At December 31, 2008, 2007, and 2006, the Company had interest-only strips of $213,000, $247,000, and $238,000, respectively, which approximates fair value. There were no significant gains or losses recognized on the interest-only strips for the years ended December 31, 2008, 2007 and 2006.

PLUMAS BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
6.	PREMISES AND EQUIPMENT
Premises and equipment consisted of the following:

	December 31,
	2008	2007

Land	$2,397,000	$2,397,000
Premises	14,220,000	12,621,000
Furniture, equipment and leasehold improvements	9,912,000	8,723,000
Construction in progress		309,000

	26,529,000	24,050,000
Less accumulated depreciation and amortization	(10,765,000)	(9,384,000)

	$15,764,000	$14,666,000

Depreciation and amortization included in occupancy and equipment expense totaled $1,769,000, $1,897,000 and $1,870,000 for the years ended December 31, 2008, 2007 and 2006, respectively.
7. DEPOSITS
Interest-bearing deposits consisted of the following:

	December 31,
	2008	2007

Interest-bearing demand deposits	$72,589,000	$74,811,000
Money market	39,225,000	32,149,000
Savings	48,604,000	45,343,000
Time, $100,000 or more	36,179,000	51,588,000
Other time	62,113,000	76,809,000

	$258,710,000	$280,700,000

PLUMAS BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
7.	DEPOSITS (Continued)
At December 31, 2008, the scheduled maturities of time deposits were as follows:

Year Ending December 31,

2009	$86,350,000
2010	8,257,000
2011	2,064,000
2012	1,283,000
2013	306,000
Thereafter	32,000

$98,292,000

At December 31, 2008, the contractual maturities of time deposits with a denomination of $100,000 and over were as follows: $17,085,000 in 3 months or less, $8,095,000 over 3 months through 6 months, $6,761,000 over 6 months through 12 months, and $4,238,000 over 12 months.
Deposit overdrafts reclassified as loan balances were $484,000 and $822,000 at December 31, 2008 and 2007, respectively.
8.	SHORT-TERM BORROWING ARRANGEMENTS
The Company has unsecured short-term borrowing arrangements with two of its correspondent banks in the amounts of $10,000,000 and $5,000,000. The Company can also borrow up to $88,827,000 from the Federal Home Loan Bank (“FHLB”) secured by commercial and residential mortgage loans with carrying values totaling $202,341,000. These FHLB advances are normally made for one day periods but can be for longer periods. Short-term borrowings at December 31, 2008 and 2007 consisted of $34,000,000 and $7,500,000, respectively, in one day FHLB advances. The weighted average rate on these borrowings at December 31, 2008 and 2007 were 0.05% and 3.30%, respectively.
The Bank is eligible to issue certain debt that is backed by the full faith and credit of the United States, up to a limit of $8.3 million, under the Federal Deposit Insurance Corporation’s Temporary Liquidity Guarantee Program. Any senior unsecured debt with a stated maturity of more than thirty days issued by the Bank up to its debt guarantee limit falls under this program. The Bank will be charged an annualized assessment from the FDIC, ranging from 50 to 100 basis points, based on the term and amount of the debt outstanding under the program. At December 31, 2008, the Bank had no borrowings under this debt guarantee program.

PLUMAS BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
9.	JUNIOR SUBORDINATED DEFERRABLE INTEREST DEBENTURES
Plumas Statutory Trust I and II are Connecticut business trusts formed by the Company with capital of $247,000 and $140,000, respectively, for the sole purpose of issuing trust preferred securities fully and unconditionally guaranteed by the Company. Under applicable regulatory guidance, the amount of trust preferred securities that is eligible as Tier 1 capital is limited to twenty-five percent of the Company’s Tier 1 capital, as defined, on a pro forma basis. At December 31, 2008, all of the trust preferred securities that have been issued qualify as Tier 1 capital.
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
Trust I’s Subordinated Debentures mature on September 26, 2032, bear a current interest rate of 4.87% (based on 3-month LIBOR plus 3.40%), with repricing and payments due quarterly. Trust II’s Subordinated Debentures mature on September 28, 2035, bear a current interest rate of 3.48% (based on 3-month LIBOR plus 1.48%), with repricing and payments due quarterly. The Subordinated Debentures are redeemable by the Company, subject to receipt by the Company of prior approval from the Federal Reserve Board of Governors, on any quarterly anniversary date on or after the 5-year anniversary date of the issuance. The redemption price is par plus accrued and unpaid interest, except in the case of redemption under a special event which is defined in the debenture. The Trust Preferred Securities are subject to mandatory redemption to the extent of any early redemption of the Subordinated Debentures and upon maturity of the Subordinated Debentures on September 26, 2032 for Trust I and September 28, 2035 for Trust II.
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
Interest expense recognized by the Company for the years ended December 31, 2008, 2007 and 2006 related to the subordinated debentures was $623,000, $835,000 and $810,000, respectively. The amount of deferred costs at December 31, 2008 and 2007 was $143,000 and $149,000, respectively. The amortization of the deferred costs was $6,000 for each of the years ended December 31, 2008, 2007 and 2006.

PLUMAS BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
10.	COMMITMENTS AND CONTINGENCIES
Leases
The Company has commitments for leasing premises under the terms of noncancelable operating leases expiring from 2009 to 2018. Future minimum lease payments are as follows:

Year Ending December 31,

2009	$319,000
2010	283,000
2011	262,000
2012	262,000
2013	194,000
Thereafter	728,000

$2,048,000

Rental expense included in occupancy and equipment expense totaled $347,000, $209,000 and $221,000 for the years ended December 31, 2008, 2007 and 2006, respectively.
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
The following financial instruments represent off-balance-sheet credit risk:

	December 31,
	2008	2007

Commitments to extend credit	$78,787,000	$96,867,000
Letters of credit	$534,000	$655,000

PLUMAS BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
10.	COMMITMENTS AND CONTINGENCIES (Continued)
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
Letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loans to customers. The fair value of the liability related to these letters of credit, which represents the fees received for issuing the guarantees, was not significant at December 31, 2008 and 2007. The Company recognizes these fees as revenues over the term of the commitment or when the commitment is used.
At December 31, 2008, consumer loan commitments represent approximately 14% of total commitments and are generally unsecured. Commercial and agricultural loan commitments represent approximately 35% of total commitments and are generally secured by various assets of the borrower. Real estate loan commitments, including consumer home equity lines of credit, represent the remaining 51% of total commitments and are generally secured by property with a loan-to-value ratio not to exceed 80%. In addition, the majority of the Company’s commitments have variable interest rates.
Concentrations of Credit Risk
The Company grants real estate mortgage, real estate construction, commercial, agricultural and consumer loans to customers throughout Plumas, Nevada, Placer, Lassen, Sierra, Shasta and Modoc counties in California and Washoe county in Northern Nevada.
Although the Company has a diversified loan portfolio, a substantial portion of its portfolio is secured by commercial and residential real estate. A continued substantial decline in the economy in general, or a continued decline in real estate values in the Company’s primary market areas in particular, could have an adverse impact on the collectibility of these loans. However, personal and business income represent the primary source of repayment for a majority of these loans.
Contingencies
The Company is subject to legal proceedings and claims which arise in the ordinary course of business. In the opinion of management, the amount of ultimate liability with respect to such actions will not materially affect the financial position or results of operations of the Company.

PLUMAS BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
11.	SHAREHOLDERS’ EQUITY
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
Dividends from the Bank to the Company are restricted under California law to the lesser of the Bank’s retained earnings or the Bank’s net income for the latest three fiscal years, less dividends previously declared during that period, or, with the approval of the Department of Financial Institutions, to the greater of the retained earnings of the Bank, the net income of the Bank for its last fiscal year, or the net income of the Bank for its current fiscal year. As of December 31, 2008, the maximum amount available for dividend distribution under this restriction was approximately $5,168,000. In addition the Company’s ability to pay dividends is subject to certain covenants contained in the indentures relating to the Trust Preferred Securities issued by the business trusts (see Note 9).
Dividends on common stock in 2009 will be also be limited without the prior approval by the Treasury due to the Company’s participation in the Capital Purchase Program — see Note 19.

PLUMAS BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
11.	SHAREHOLDERS’ EQUITY (Continued)
Earnings Per Share
A reconciliation of the numerators and denominators of the basic and diluted earnings per share computations is as follows:

		Weighted
		Average
		Number of
	Net	Shares	Per Share
For the Year Ended	Income	Outstanding	Amount

December 31, 2008

Basic earnings per share	$304,000	4,817,411	$0.06

Effect of dilutive stock options		18,022

Diluted earnings per share	$304,000	4,835,433	$0.06

December 31, 2007

Basic earnings per share	$4,223,000	4,963,192	$0.85

Effect of dilutive stock options		41,957

Diluted earnings per share	$4,223,000	5,005,149	$0.84

December 31, 2006

Basic earnings per share	$5,202,000	5,001,389	$1.04

Effect of dilutive stock options		83,532

Diluted earnings per share	$5,202,000	5,084,921	$1.02

Shares of common stock issuable under stock options for which the exercise prices were greater than the average market prices were not included in the computation of diluted earnings per share due to their antidilutive effect. Stock options not included in the computation of diluted earnings per share were 394,000, 215,000 and 12,500 for the years ended December 31, 2008, 2007 and 2006, respectively.

PLUMAS BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
11.	SHAREHOLDERS’ EQUITY (Continued)
Stock Options
In 2001 and 1991, the Company established Stock Option Plans for which 874,185 shares of common stock remain reserved for issuance to employees and directors and 407,229 shares are available for future grants under incentive and nonstatutory agreements as of December 31, 2008. The Plans require that the option price may not be less than the fair market value of the stock at the date the option is granted, and that the stock must be paid in full at the time the option is exercised. Payment in full for the option price must be made in cash or with Company common stock previously acquired by the optionee and held by the optionee for a period of at least six months. The Plans do not provide for the settlement of awards in cash and new shares are issued upon option exercise. The options expire on dates determined by the Board of Directors, but not later than ten years from the date of grant. Upon grant, options vest ratably over a three to five year period. A summary of the combined activity within the Plans follows:

			Weighted
		Weighted	Average
		Average	Remaining
		Exercise	Contractual
	Shares	Price	Term	Intrinsic Value

Options outstanding at January 1, 2006	355,976	$10.90
Options granted	7,500	17.52
Options exercised	(67,806)	8.41
Options cancelled	(4,756)	12.68

Options outstanding at December 31, 2006	290,914	$11.62
Options granted	155,700	16.37
Options exercised	(19,292)	7.47
Options cancelled	(31,550)	15.69

Options outstanding at December 31, 2007	395,772	$13.37
Options granted	90,300	12.40
Options exercised	(12,476)	5.38
Options cancelled	(6,640)	14.30

Options outstanding at December 31, 2008	466,956	$13.38	5.6	$38,000

Options exercisable at December 31, 2008	255,883	$12.37	4.8	$38,000
Expected to vest after December 31, 2008	211,073	$14.60	6.6	$—

PLUMAS BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
11.	SHAREHOLDERS’ EQUITY (Continued)
Stock Options (Continued)
As of December 31, 2008, there was $553,000 of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the 2001 Plan. That cost is expected to be recognized over a weighted average period of 2.3 years.
The total fair value of options vested was $238,000 for the year ended December 31, 2008. The total intrinsic value of options at time of exercise was $56,000, $132,000 and $616,000 for the years ended December 31, 2008, 2007, and 2006, respectively.
Cash received from option exercise for the years ended December 31, 2008, 2007, and 2006, was $68,000, $73,000 and $181,000, respectively. There was no tax benefit realized for the tax deduction from options exercise in 2008. The tax benefit realized for the tax deductions from option exercise totaled $9,000 and $61,000, respectively, for the years ended December 31, 2007, and 2006.
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
Under capital adequacy guidelines, the Company and the Bank must meet specific capital guidelines that involved quantitative measures of their assets, liabilities and certain off-balance sheet items as calculated under regulatory accounting practices. These quantitative measures are established by regulation accounting practices. These quantitative measures are established by regulation and require that minimum amounts and ratios of total and Tier 1 capital to risk-weighted assets and of Tier 1 capital to average assets be maintained. Capital amounts and classifications are also subject to qualitative judgments by the regulators about components, risk weightings and other factors.
The Bank is also subject to additional capital guidelines under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain total risk-based, Tier 1 risk-based and Tier 1 leverage ratios as set forth in the table on the following page. The most recent notification from the FDIC categorized the Bank as well capitalized under these guidelines. There are no conditions or events since that notification that management believes have changed the Bank’s category.
Management believes that the Company and the Bank met all their capital adequacy requirements as of December 31, 2008 and 2007.

PLUMAS BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
11.	SHAREHOLDERS’ EQUITY (Continued)
Regulatory Capital (Continued)

	December 31,
	2008		2007
	Amount	Ratio	Amount	Ratio
Leverage Ratio

Plumas Bancorp and Subsidiary	$43,885,000	9.8%	$46,209,000	10.0%
Minimum regulatory requirement	$17,907,000	4.0%	$18,439,000	4.0%

Plumas Bank	$43,372,000	9.7%	$45,415,000	9.9%
Minimum requirement for “Well-Capitalized” institution under the prompt corrective action plan	$22,365,000	5.0%	$23,024,000	5.0%
Minimum regulatory requirement	$17,892,000	4.0%	$18,419,000	4.0%

Tier 1 Risk-Based Capital Ratio

Plumas Bancorp and Subsidiary	$43,885,000	11.0%	$46,209,000	11.6%
Minimum regulatory requirement	$16,021,000	4.0%	$15,881,000	4.0%

Plumas Bank	$43,372,000	10.8%	$45,415,000	11.5%
Minimum requirement for “Well-Capitalized” institution under the prompt corrective action plan	$23,996,000	6.0%	$23,790,000	6.0%
Minimum regulatory requirement	$15,997,000	4.0%	$15,860,000	4.0%

Total Risk-Based Capital Ratio

Plumas Bancorp and Subsidiary	$48,919,000	12.2%	$50,475,000	12.7%
Minimum regulatory requirement	$32,042,000	8.0%	$31,763,000	8.0%

Plumas Bank	$48,399,000	12.1%	$49,681,000	12.5%
Minimum requirement for “Well-Capitalized” institution under the prompt corrective action plan	$39,994,000	10.0%	$39,651,000	10.0%
Minimum regulatory requirement	$31,995,000	8.0%	$31,720,000	8.0%
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

PLUMAS BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
11.	SHAREHOLDERS’ EQUITY (Continued)
Share Repurchase Plan (Continued)
On December 20, 2007 the Company announced that for 2008 the Board of Directors authorized a common stock repurchase plan for up to 244,000 shares, or 5% of the Company’s shares outstanding on December 20, 2007. The repurchase plan was authorized through December 31, 2008. During 2008 the Company repurchased 106,267 shares at an average price of $11.45 for a total cost of $1,217,000.
12.	OTHER EXPENSES
Other expenses consisted of the following:

	Year Ended December 31,
	2008	2007	2006

Outside service fees	$735,000	$671,000	$591,000
Professional fees	688,000	738,000	780,000
Provision for losses on other real estate	618,000
Business development	467,000	530,000	555,000
Advertising and promotion	448,000	520,000	552,000
Telephone and data communications	400,000	362,000	374,000
Loan expenses	380,000	192,000	139,000
Director compensation and retirement	323,000	349,000	370,000
Armored car and courier	289,000	279,000	270,000
FDIC Insurance	258,000	48,000	53,000
Stationery and supplies	236,000	278,000	282,000
Insurance	235,000	177,000	173,000
Core deposit intangible amortization	216,000	301,000	301,000
Postage	208,000	242,000	249,000
Other operating expenses	252,000	232,000	235,000

	$5,753,000	$4,919,000	$4,924,000

13. INCOME TAXES
The provision (benefit) for income taxes for the years ended December 31, 2008, 2007 and 2006 consisted of the following:

	Federal	State	Total
2008

Current	$788,000	$459,000	$1,247,000
Deferred	(1,002,000)	(457,000)	(1,459,000)

(Benefit) provision for income taxes	$(214,000)	$2,000	$(212,000)

PLUMAS BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
13.	INCOME TAXES (Continued)

	Federal	State	Total
2007

Current	$2,374,000	$915,000	$3,289,000
Deferred	(587,000)	(200,000)	(787,000)

Provision for income taxes	$1,787,000	$715,000	$2,502,000

2006

Current	$2,736,000	$916,000	$3,652,000
Deferred	(434,000)	(22,000)	(456,000)

Provision for income taxes	$2,302,000	$894,000	$3,196,000

Deferred tax assets (liabilities) consisted of the following:

	December 31,
	2008	2007
Deferred tax assets:

Allowance for loan losses	$2,871,000	$1,586,000
Future benefit for state income tax deduction		160,000
Deferred compensation	1,713,000	1,668,000
Core deposit premium	302,000	297,000
Unrealized loss on available-for-sale investment securities		76,000
Other	369,000	70,000

Total deferred tax assets	5,255,000	3,857,000

Deferred tax liabilities:

Prepaid costs	$(117,000)	$(139,000)
Deferred loan costs	(944,000)	(1,085,000)
Premises and equipment	(351,000)	(353,000)
Future liability for state income tax deduction	(152,000)
Unrealized gain on available-for-sale investment securities	(223,000)
Other	(189,000)	(161,000)

Total deferred tax liabilities	(1,976,000)	(1,738,000)

Net deferred tax assets	$3,279,000	$2,119,000

The Company believes that it is more likely than not that it will realize the above deferred tax assets in future periods; therefore, no valuation allowance has been provided against its deferred tax assets.

PLUMAS BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
13.	INCOME TAXES (Continued)
The provision for income taxes differs from amounts computed by applying the statutory Federal income tax rate to operating income before income taxes. The significant items comprising these differences consisted of the following:

	2008	2007	2006

Federal income tax, at statutory rate	34.0%	34.0%	34.0%
State franchise tax, net of Federal tax effect	1.7%	7.0%	7.0%
Interest on obligations of states and political subdivisions	(256.3)%	(3.2)%	(2.3)%
Net increase in cash surrender value of bank owned life insurance	(125.1)%	(1.7)%	(1.3)%
Other	114.7%	1.1%	0.7%

Effective tax rate	(231.0)%	37.2%	38.1%

The Company and its subsidiary file income tax returns in the U.S. federal and California jurisdictions. The Company conducts all of its business activities in the States of California and Nevada. There are currently no pending U.S. federal, state, and local income tax or non-U.S. income tax examinations by tax authorities.
With few exceptions, the Company is no longer subject to tax examinations by U.S. Federal taxing authorities for years ended before December 31, 2005, and by state and local taxing authorities for years ended before December 31, 2004.
The unrecognized tax benefits and changes therein and the interest and penalties accrued by the Company as of December 31, 2008 were not significant.
14.	RELATED PARTY TRANSACTIONS
During the normal course of business, the Company enters into transactions with related parties, including executive officers and directors. These transactions include borrowings with substantially the same terms, including rates and collateral, as loans to unrelated parties. The following is a summary of the aggregate activity involving related party borrowers during 2008:

Balance, January 1, 2008	$750,000

Disbursements	828,000
Amounts repaid	(194,000)

Balance, December 31, 2008	$1,384,000

Undisbursed commitments to related parties, December 31, 2008	$671,000

PLUMAS BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
15.	EMPLOYEE BENEFIT PLANS
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
During the years ended December 31, 2008, 2007 and 2006, the Company’s contribution totaled $206,000, $205,000 and $195,000, respectively.
Salary Continuation and Retirement Agreements
Salary continuation and retirement agreements are in place for five key executives and members of the Board of Directors. Under these agreements, the directors and executives will receive monthly payments for twelve to fifteen years, respectively, after retirement. These benefits are substantially equivalent to those available under split-dollar life insurance policies purchased by the Bank on the lives of the directors and executives. In addition, the estimated present value of these future benefits is accrued over the period from the effective dates of the agreements until the participants’ expected retirement dates based on a discount rate of 6.00%. The expense recognized under these plans for the years ended December 31, 2008, 2007 and 2006 totaled $238,000, $580,000 and $331,000, respectively. Accrued compensation payable under the salary continuation plan totaled $3,357,000 and $3,265,000 at December 31, 2008 and 2007, respectively. On January 1, 2008 the Company adopted EITF 06-4, Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsed Split-Dollar Life Insurance Arrangements and recorded a liability of $420,000 for the future benefits or premiums to be provided to the participants with a corresponding reduction as a cumulative-effect adjustment to retained earnings.
In connection with these agreements, the Bank purchased single premium life insurance policies with cash surrender values totaling $9,766,000 and $9,428,000 at December 31, 2008 and 2007, respectively. Income earned on these policies, net of expenses, totaled $338,000, $335,000 and $319,000 for the years ended December 31, 2008, 2007 and 2006, respectively. Additionally, in December 2007 the Company recorded a gain of $63,000 related to death benefits on a former director. Income earned on these policies is not subject to Federal and State income tax.

PLUMAS BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
16.	COMPREHENSIVE INCOME
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
At December 31, 2008, 2007 and 2006, the Company held securities classified as available-for-sale which had unrealized gains as follows:

	Before	Tax Benefit	After
	Tax	(Expense)	Tax
For the Year Ended December 31, 2008

Total other comprehensive income:

Unrealized holding gains	$1,138,000	$(470,000)	$668,000
Reclassification adjustment for impairment loss included in net income	(415,000)	171,000	(244,000)

Total other comprehensive income	$723,000	$(299,000)	$424,000

For the Year Ended December 31, 2007

Total other comprehensive income:

Unrealized holding gains	$996,000	$(411,000)	$585,000

For the Year Ended December 31, 2006

Total other comprehensive income:

Unrealized holding gains	$679,000	$(280,000)	$399,000

PLUMAS BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
17.	INTANGIBLE ASSETS
During 2003, the Company acquired certain assets and liabilities of five branches from another bank. Upon acquisition, premises and equipment were valued at fair value and a core deposit premium was recorded as an intangible asset. This core deposit premium is amortized using the straight-line method over ten years. In addition, included in the gross carrying amount of intangible assets during 2007 and earlier years was $1,274,000 related to a previous acquisition which was fully amortized in 2008 and is no longer included in the carrying amount or accumulated amortization. Annually, the intangible asset is analyzed for impairment.
At December 31, 2008, 2007 and 2006, no impairment of the intangible asset has been recognized in the consolidated financial statements. Amortization expense totaled $216,000, $301,000 and $301,000 for the years ended December 31, 2008, 2007 and 2006, respectively.
The gross carrying amount of intangible assets and accumulated amortization was:

	December 31, 2008		December 31, 2007
	Gross Carrying	Accumulated	Gross Carrying	Accumulated
	Amount	Amortization	Amount	Amortization
Core Deposit Intangibles	$1,709,000	$888,000	$2,983,000	$1,946,000
The estimated remaining intangible amortization is as follows:

Year Ending December 31,
2009	$173,000
2010	173,000
2011	173,000
2012	173,000
2013	129,000

$821,000

PLUMAS BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
18.	PARENT ONLY CONDENSED FINANCIAL STATEMENTS
CONDENSED BALANCE SHEET
December 31, 2008 and 2007

	2008	2007

ASSETS

Cash and cash equivalents	$662,000	$698,000
Investment in bank subsidiary	44,672,000	46,345,000
Other assets	576,000	541,000

Total assets	$45,910,000	$47,584,000

LIABILITIES AND SHAREHOLDERS’ EQUITY

Other liabilities	$163,000	$135,000
Junior subordinated deferrable interest debentures	10,310,000	10,310,000

Total liabilities	10,473,000	10,445,000

Shareholders’ equity:
Common stock	5,302,000	5,042,000
Retained earnings	29,818,000	32,204,000
Accumulated other comprehensive income (loss)	317,000	(107,000)

Total shareholders’ equity	35,437,000	37,139,000

Total liabilities and shareholders’ equity	$45,910,000	$47,584,000

CONDENSED STATEMENT OF INCOME
For the Years Ended December 31, 2008, 2007 and 2006

	2008	2007	2006

Income:
Dividends declared by bank subsidiary	$3,000,000	$4,300,000
Earnings from investment in Plumas Statutory Trusts I and II	19,000	18,000	$24,000

Total income	3,019,000	4,318,000	24,000

Expenses:
Interest on junior subordinated deferrable interest debentures	623,000	835,000	810,000
Other expenses	730,000	765,000	793,000

Total expenses	1,353,000	1,600,000	1,603,000

Income (loss) before equity in undistributed income of subsidiary	1,666,000	2,718,000	(1,579,000)

Equity in undistributed (loss) income of subsidiary	(1,911,000)	896,000	6,183,000

(Loss) income before income taxes	(245,000)	3,614,000	4,604,000

Income tax benefit	549,000	609,000	598,000

Net income	$304,000	$4,223,000	$5,202,000

PLUMAS BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
18.	PARENT ONLY CONDENSED FINANCIAL STATEMENTS (Continued)
CONDENSED STATEMENT OF CASH FLOWS
For the Years Ended December 31, 2008, 2007 and 2006

	2008	2007	2006
Cash flows from operating activities:
Net income	$304,000	$4,223,000	$5,202,000
Adjustments to reconcile net income to net cash provided by operating activities:
Undistributed loss (income) of subsidiary	1,911,000	(896,000)	(6,183,000)
Excess tax benefits from stock-based compensation		(9,000)	(61,000)
Stock-based compensation expense	58,000	164,000	174,000
(Increase) decrease in other assets	(35,000)	118,000	307,000
Increase in other liabilities	28,000	50,000	69,000

Net cash provided by (used in) operating activities	2,266,000	3,650,000	(492,000)

Cash flows from financing activities:
Payment of cash dividends	(1,153,000)	(1,491,000)	(1,302,000)
Proceeds from the exercise of stock options	68,000	73,000	181,000
Excess tax benefits from stock-based compensation		9,000	61,000
Repurchase and retirement of common stock	(1,217,000)	(2,400,000)

Net cash used in financing activities	(2,302,000)	(3,809,000)	(1,060,000)

Decrease in cash and cash equivalents	(36,000)	(159,000)	(1,552,000)

Cash and cash equivalents at beginning of year	698,000	857,000	2,409,000

Cash and cash equivalents at end of year	$662,000	$698,000	$857,000

Non-cash investing activities:
Net change in unrealized gain/loss on investment securities available-for-sale	$424,000	$585,000	$399,000

Non-cash financing activities:
Common stock retired in connection with the exercise of stock options		$70,000	$417,000

Tax benefit from stock options exercised		$9,000	$61,000

PLUMAS BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
19.	SUBSEQUENT EVENT
On January 30, 2009 the Company entered into a Letter Agreement (the “Purchase Agreement”) with the United States Department of the Treasury (“Treasury”), pursuant to which the Company issued and sold (i) 11,949 shares of the Company’s Fixed Rate Cumulative Perpetual Preferred Stock, Series A (the “Series A Preferred Stock”) and (ii) a warrant (the “Warrant”) to purchase 237,712 shares of the Company’s common stock, no par value (the “Common Stock”), for an aggregate purchase price of $11,949,000 in cash.
The Series A Preferred Stock will qualify as Tier 1 capital and will pay cumulative dividends quarterly at a rate of 5% per annum for the first five years, and 9% per annum thereafter. The Company may redeem the Series A Preferred Stock at its liquidation preference ($1,000 per share) plus accrued and unpaid dividends under the American Recovery and Reinvestment Act of 2009, subject to the Treasury’s consultation with the Company’s appropriate federal regulator.
The Warrant has a 10-year term and is immediately exercisable upon its issuance, with an exercise price, subject to antidilution adjustments, equal to $7.54 per share of the Common Stock. Treasury has agreed not to exercise voting power with respect to any shares of Common Stock issued upon exercise of the Warrant.
The Series A Preferred Stock and the Warrant were issued in a private placement exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended. The Treasury can request the Company to register the Series A Preferred Stock, the Warrant and the shares of Common Stock underlying the Warrant (the “Warrant Shares”). Neither the Series A Preferred Stock nor the Warrant will be subject to any contractual restrictions on transfer, except that Treasury may only transfer or exercise an aggregate of one-half of the Warrant Shares prior to the earlier of the redemption of 100% of the shares of Series A Preferred Stock or December 31, 2009.
In the Purchase Agreement, the Company agreed that, until such time as Treasury ceases to own any debt or equity securities of the Company acquired pursuant to the Purchase Agreement, the Company will take all necessary action to ensure that its benefit plans with respect to its senior executive officers comply with Section 111(b) of the Emergency Economic Stabilization Act of 2008 (the “EESA”) as implemented by any guidance or regulation under the EESA that has been issued and is in effect as of the date of issuance of the Series A Preferred Stock and the Warrant, and has agreed to not adopt any benefit plans with respect to, or which covers, its senior executive officers that do not comply with the EESA, and the applicable executives have consented to the foregoing. Furthermore, the Purchase Agreement allows Treasury to unilaterally amend the terms of the agreement.

PLUMAS BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
19.	SUBSEQUENT EVENT (Continued)
With respect to dividends on the Company’s common stock, Treasury’s consent shall be required for any increase in common dividends per share until the third anniversary of the date of its investment unless prior to such third anniversary the Series A Preferred Stock is redeemed in whole or the Treasury has transferred all of the Senior Preferred Series A Preferred Stock to third parties. Furthermore, with respect to dividends on certain other series of preferred stock, restrictions from Treasury may apply. The Company does not have any outstanding preferred stock other than the Series A Preferred Stock discussed above.
The Company allocated the proceeds received on January 30, 2009 between the Series A Preferred Stock and the Warrant based on the estimated relative fair value of each. The fair value of the Warrant was estimated based on a Black-Scholes-Merton model and totaled $320,000. The discount recorded on the Series A Preferred Stock was based on a discount rate of 12% and will be amortized by the level-yield method over 5 years.

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
Management, including the undersigned Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of our internal control over financial reporting presented in conformity with accounting principles generally accepted in the United States of America as of December 31, 2008. In conducting its assessment, management used the criteria issued by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control — Integrated Framework. Based on this assessment, management concluded that, as of December 31, 2008, our internal control over financial reporting was effective based on those criteria.
This annual report does not include an attestation report of the Company’s independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s independent registered public accounting firm pursuant to the rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

/s/ D. N. BIDDLE Mr. Douglas N. Biddle
President and Chief Executive Officer

/s/ ANDREW RYBACK Mr. Andrew J. Ryback
Executive Vice President and Chief Financial Officer

Dated March 18, 2009

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
PART IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a) Exhibits
The following documents are included or incorporated by reference in this Annual Report on Form 10K.
3.1	Articles of Incorporation as amended of Registrant included as exhibit 3.1 to the Registrant’s Form S-4, File No. 333-84534, which is incorporated by reference herein.

3.2	Bylaws of Registrant as amended on January 21, 2009.

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

4.1
Certificate of Determination of Fixed Rate Cumulative Perpetual Preferred Stock, Series A, is included as exhibit 4.1 to Registrant’s 8-K filed on January 30, 2009, which is incorporated by this reference herein.

10.1	Executive Salary Continuation Agreement of Andrew J. Ryback dated December 17, 2008.

10.2	Split Dollar Agreement of Andrew J. Ryback dated August 23, 2005, is included as Exhibit 10.2 to the Registrant’s 8-K filed on October 17, 2005, which is incorporated by this reference herein.

10.5	Employment Agreement of Douglas N. Biddle dated February 18, 2009 is included as Exhibit 10.05 to the Registrant’s 8-K filed on February 19, 2009, which is incorporated by this reference herein.

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

10.35
Letter Agreement, dated January 30, 2009 by and between Plumas Bancorp, Inc. and the United States Department of the Treasury and Securities Purchase Agreement — Standard Terms attached thereto, is included as exhibit 10.1 to Registrant’s 8-K filed on January 30, 2009, which is incorporated by this reference herein.

10.36	Form of Senior Executive Officer letter agreement, is included as exhibit 10.2 to Registrant’s 8-K filed on January 30, 2009, which is incorporated by this reference herein.

10.40	2001 Stock Option Plan as amended is included as exhibit 99.1 of the Form S-8 filed July 23, 2002, File No. 333-96957, which is incorporated by this reference herein.

10.41	Form of Indemnification Agreement, is included as Exhibit 10.41 to the Registrant’s 10-QSB for June 30, 2002, which is incorporated by this reference herein.

10.43	Plumas Bank 401(k) Profit Sharing Plan as amended is included as exhibit 99.1 of the Form S-8 filed February 14, 2003, File No. 333-103229, which is incorporated by this reference herein.

10.44	Executive Salary Continuation Agreement of Robert T. Herr dated June 4, 2002, is included as Exhibit 10.44 to the Registrant’s 10-Q for March 31, 2003, which is incorporated by this reference herein.

10.46	1991 Stock Option Plan as amended is included as Exhibit 10.46 to the Registrant’s 10-Q for September 30, 2004, which is incorporated by this reference herein.

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

10.49	Amended and Restated Plumas Bancorp Stock Option Plan is included as Exhibit 10.49 to the Registrant’s 10-Q for September 30, 2006, which is incorporated by this reference herein.

10.50	Executive Salary Continuation Agreement of Rose Dembosz.

10.51	First Amendment to Split Dollar Agreement of Andrew J. Ryback.

10.52	Executive Salary Continuation Agreement of Douglas N. Biddle dated December 17, 2008.

10.53	Second Amendment to Executive Salary Continuation Agreement of Douglas N. Biddle dated June 2, 1994 and Amended February 16, 2000.

10.54	First Amendment to Addendum A of Split Dollar Agreements of Douglas N. Biddle dated January 24, 2002.

10.55	First Amendment to Addendum B of Split Dollar Agreements of Douglas N. Biddle dated January 24, 2002.

10.56	Second Amendment to Executive Salary Continuation Agreement of Robert T. Herr dated June 4, 2002 and Amended September 15, 2004

10.57	First Amendment to Split Dollar Agreements of Robert T. Herr dated September 15, 2004.

10.58	Executive Salary Continuation Agreement of Robert T. Herr dated December 17, 2008.

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

10.67
First Amendment to the Plumas Bank Amended and Restated Director Retirement Agreement for Terrance J. Reeson adopted on September 19, 2007, is included as Exhibit 10.67 to the Registrant’s 8-K filed on September 25, 2007, which is incorporated by this reference herein..

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

11
Computation of per share earnings appears in the attached 10-K under Item 8 Financial Statements Plumas Bancorp and Subsidiary Notes to Consolidated Financial Statements as Footnote 11 — Shareholders’ Equity.

21.01	Plumas Bank — California.

21.02	Plumas Statutory Trust I — Connecticut.

21.03	Plumas Statutory Trust II — Connecticut.

23	Independent Auditor’s Consent letter dated March 18, 2009.

31.1	Rule 13a-14(a) [Section 302] Certification of Principal Financial Officer dated March 18, 2009.

31.2	Rule 13a-14(a) [Section 302] Certification of Principal Executive Officer dated March 18, 2009.

32.1	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 dated March 18, 2009.

32.2	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 dated March 18, 2009.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PLUMAS BANCORP (Registrant) Date: March 18, 2009
/s/ D. N. BIDDLE
Douglas N. Biddle
President/Chief Executive Officer

/s/ ANDREW RYBACK
Andrew J. Ryback
Executive Vice President/Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

/s/ DANIEL E. WEST Daniel E. West, Director and Chairman of the Board	Dated: March 18, 2009

/s/ TERRANCE J. REESON Terrance J. Reeson, Director and Vice Chairman of the Board	Dated: March 18, 2009

/s/ D. N. BIDDLE Douglas N. Biddle, Director	Dated: March 18, 2009

/s/ ALVIN G. BLICKENSTAFF Alvin G. Blickenstaff, Director	Dated: March 18, 2009

/s/ W. E. ELLIOTT William E. Elliott, Director	Dated: March 18, 2009

/s/ GERALD W. FLETCHER Gerald W. Fletcher, Director	Dated: March 18, 2009

/s/ JOHN FLOURNOY John Flournoy, Director	Dated: March 18, 2009

/s/ ARTHUR C. GROHS Arthur C. Grohs, Director	Dated: March 18, 2009

/s/ ROBERT J. MCCLINTOCK Robert J. McClintock, Director	Dated: March 18, 2009

EXHIBIT INDEX

Exhibit
Number	Description
3.1	Articles of Incorporation as amended of Registrant included as exhibit 3.1 to the Registrant’s Form S-4, File No. 333-84534, which is incorporated by reference herein.

3.2	Bylaws of Registrant as amended on January 21, 2009.

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

4.1
Certificate of Determination of Fixed Rate Cumulative Perpetual Preferred Stock, Series A, is included as exhibit 4.1 to Registrant’s 8-K filed on January 30, 2009, which is incorporated by this reference herein.

10.1	Executive Salary Continuation Agreement of Andrew J. Ryback dated December 17, 2008.

10.2	Split Dollar Agreement of Andrew J. Ryback dated August 23, 2005, is included as Exhibit 10.2 to the Registrant’s 8-K filed on October 17, 2005, which is incorporated by this reference herein.

10.5	Employment Agreement of Douglas N. Biddle dated February 18, 2009 is included as Exhibit 10.05 to the Registrant’s 8-K filed on February 19, 2009, which is incorporated by this reference herein.

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

10.19	Consulting Agreement of Daniel E. West dated May 10, 2000, is included as Exhibit 10.19 to the Registrant’s 10-QSB for June 30, 2002, which is incorporated by this reference herein.

Exhibit
Number	Description
10.20	Split Dollar Agreements of Robert T. Herr dated September 15, 2004, is included as Exhibit 10.20 to the Registrant’s 8-K filed on September 17, 2004, which is incorporated by this reference herein.

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

10.35
Letter Agreement, dated January 30, 2009 by and between Plumas Bancorp, Inc. and the United States Department of the Treasury and Securities Purchase Agreement — Standard Terms attached thereto, is included as exhibit 10.1 to Registrant’s 8-K filed on January 30, 2009, which is incorporated by this reference herein.

10.36	Form of Senior Executive Officer letter agreement, is included as exhibit 10.2 to Registrant’s 8-K filed on January 30, 2009, which is incorporated by this reference herein.

10.40	2001 Stock Option Plan as amended is included as exhibit 99.1 of the Form S-8 filed July 23, 2002, File No. 333-96957, which is incorporated by this reference herein.

10.41	Form of Indemnification Agreement, is included as Exhibit 10.41 to the Registrant’s 10-QSB for June 30, 2002, which is incorporated by this reference herein.

10.43	Plumas Bank 401(k) Profit Sharing Plan as amended is included as exhibit 99.1 of the Form S-8 filed February 14, 2003, File No. 333-103229, which is incorporated by this reference herein.

10.44	Executive Salary Continuation Agreement of Robert T. Herr dated June 4, 2002, is included as Exhibit 10.44 to the Registrant’s 10-Q for March 31, 2003, which is incorporated by this reference herein.

10.46	1991 Stock Option Plan as amended is included as Exhibit 10.46 to the Registrant’s 10-Q for September 30, 2004, which is incorporated by this reference herein.

Exhibit
Number	Description
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

10.49	Amended and Restated Plumas Bancorp Stock Option Plan is included as Exhibit 10.49 to the Registrant’s 10-Q for September 30, 2006, which is incorporated by this reference herein.

10.50	Executive Salary Continuation Agreement of Rose Dembosz.

10.51	First Amendment to Split Dollar Agreement of Andrew J. Ryback.

10.52	Executive Salary Continuation Agreement of Douglas N. Biddle dated December 17, 2008.

10.53	Second Amendment to Executive Salary Continuation Agreement of Douglas N. Biddle dated June 2, 1994 and Amended February 16, 2000.

10.54	First Amendment to Addendum A of Split Dollar Agreements of Douglas N. Biddle dated January 24, 2002.

10.55	First Amendment to Addendum B of Split Dollar Agreements of Douglas N. Biddle dated January 24, 2002.

10.56	Second Amendment to Executive Salary Continuation Agreement of Robert T. Herr dated June 4, 2002 and Amended September 15, 2004

10.57	First Amendment to Split Dollar Agreements of Robert T. Herr dated September 15, 2004.

10.58	Executive Salary Continuation Agreement of Robert T. Herr dated December 17, 2008.

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

11
Computation of per share earnings appears in the attached 10-K under Item 8 Financial Statements Plumas Bancorp and Subsidiary Notes to Consolidated Financial Statements as Footnote 11 — Shareholders’ Equity.

Exhibit
Number	Description
21.01	Plumas Bank — California.

21.02	Plumas Statutory Trust I — Connecticut.

21.03	Plumas Statutory Trust II — Connecticut.

23	Independent Auditor’s Consent letter dated March 18, 2009.

31.1	Rule 13a-14(a) [Section 302] Certification of Principal Financial Officer dated March 18, 2009.

31.2	Rule 13a-14(a) [Section 302] Certification of Principal Executive Officer dated March 18, 2009.

32.1	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 dated March 18, 2009.

32.2	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 dated March 18, 2009.