Form 10-Q
period 2009-03-31
PLUMAS BANCORP
filed 2009-05-13
CIK 1168455

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED March 31, 2009

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
Indicated by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer ☐	Accelerated Filer ☐	Non-Accelerated Filer ☐	Smaller Reporting Company ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of May 8, 2009 4,776,339 shares.

PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
PLUMAS BANCORP
CONDENSED CONSOLIDATED BALANCE SHEET
(Unaudited)
(In thousands, except share data)

	March 31,	December 31,
	2009	2008

Assets
Cash and due from banks	$25,307	$18,791
Federal funds sold	—	—

Cash and cash equivalents	25,307	18,791
Investment securities (fair value of $60,908 at March 31, 2009 and $38,606 at December 31, 2008)	60,706	38,374
Loans, less allowance for loan losses of $9,648 at March 31, 2009 and $7,224 at December 31, 2008 (Notes 3 and 4)	351,768	359,072
Premises and equipment, net	15,390	15,764
Intangible assets, net	778	821
Bank owned life insurance	9,851	9,766
Real estate and vehicles acquired through foreclosure	3,531	4,277
Accrued interest receivable and other assets	11,250	10,310

Total assets	$478,581	$457,175

Liabilities and Shareholders’ Equity

Deposits:
Non-interest bearing	$106,246	$112,783
Interest bearing	279,465	258,710

Total deposits	385,711	371,493
Short-term borrowings	31,000	34,000
Accrued interest payable and other liabilities	5,398	5,935
Junior subordinated deferrable interest debentures	10,310	10,310

Total liabilities	432,419	421,738

Commitments and contingencies (Note 4)	—	—

Shareholders’ equity (Notes 5, 7 and 10):
Serial preferred stock, no par value; 10,000,000 shares authorized; 11,949 issued and outstanding at March 31, 2009	11,531	—
Common stock, no par value; 22,500,000 shares authorized; issued and outstanding — 4,776,339 shares at March 31, 2009 and 4,775,339 shares at December 31, 2008	5,780	5,302
Retained earnings	28,425	29,818
Accumulated other comprehensive income (Note 6)	426	317

Total shareholders’ equity	46,162	35,437

Total liabilities and shareholders’ equity	$478,581	$457,175

See notes to unaudited condensed consolidated financial statements.

PLUMAS BANCORP
CONDENSED CONSOLIDATED STATEMENT OF INCOME
(Unaudited)
(In thousands, except per share data)

	For the Three Months
	Ended March 31,
	2009	2008
Interest Income:
Interest and fees on loans	$5,102	$6,224
Interest on investment securities:
Taxable	334	411
Exempt from Federal income taxes	119	127
Interest on Federal funds sold	—	1

Total interest income	5,555	6,763

Interest Expense:
Interest on deposits	764	1,546
Interest on short-term borrowings	17	34
Interest on junior subordinated deferrable interest debentures	110	191
Other	3	4

Total interest expense	894	1,775

Net interest income before provision for loan losses	4,661	4,988
Provision for Loan Losses	2,900	520

Net interest income after provision for loan losses	1,761	4,468
Non-Interest Income:
Service charges	906	953
Earnings on Bank owned life insurance policies	107	103
Other	153	294

Total non-interest income	1,166	1,350

Non-Interest Expenses:
Salaries and employee benefits	2,881	2,756
Occupancy and equipment	997	959
Other	1,363	1,245

Total non-interest expenses	5,241	4,960

Income (loss) before provision for income taxes	(2,314)	858
Provision (Benefit) for Income Taxes	(1,037)	282

Net income (loss)	$(1,277)	$576

Basic earnings per share (Note 5)	$(0.29)	$0.12

Diluted earnings per share (Note 5)	$(0.29)	$0.12

See notes to unaudited condensed consolidated financial statements.

PLUMAS BANCORP
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited)
(In thousands)

	For the Three Months
	Ended March 31,
	2009	2008
Cash Flows from Operating Activities:
Net income (loss)	$(1,277)	$576
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	2,900	520
Change in deferred loan origination costs/fees, net	41	76
Depreciation and amortization	506	528
Stock-based compensation expense	66	69
Amortization of investment security premiums	20	16
Accretion of investment security discounts	(11)	(16)
Net loss on sale of other real estate	34	—
Provision for losses on other real estate	141	25
Net loss on sale of other vehicles owned	30	—
Earnings on bank-owned life insurance policies	(85)	(82)
(Increase) decrease in accrued interest receivable and other assets	(1,174)	58
(Decrease) in accrued interest payable and other liabilities	(639)	(210)

Net cash provided by operating activities	552	1,560

Cash Flows from Investing Activities:
Proceeds from matured and called available-for-sale investment securities	4,000	4,500
Proceeds from principal repayments from available-for-sale government-guaranteed mortgage-backed securities	1,056	681
Purchases of available-for-sale securities	(27,212)	—
Net decrease in loans	4,186	1,896
Proceeds from sale of other real estate	680	—
Proceeds from sale of other vehicles	119	140
Purchase of premises and equipment	(12)	(338)

Net cash (used in )provided by investing activities	(17,183)	6,879

Continued on next page.

PLUMAS BANCORP
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited)
(In thousands)
(Continued)

	For the Three Months
	Ended March 31,
	2009	2008
Cash Flows from Financing Activities:
Net increase in demand, interest bearing and savings deposits	$12,510	$5,781
Net increase (decrease) in time deposits	1,708	(6,733)
Net decrease in short-term borrowings	(3,000)	(7,500)
Net proceeds from exercise of stock options	5	3
Issuance of preferred stock, net of discount	11,517	—
Issuance of common stock warrant	407	—
Repurchase and retirement of common stock	—	(505)

Net cash provided by (used in) financing activities	23,147	(8,954)

Increase (decrease) in cash and cash equivalents	6,516	(515)
Cash and Cash Equivalents at Beginning of Year	18,791	13,207

Cash and Cash Equivalents at End of Period	$25,307	$12,692

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:
Interest expense	$932	$1,940
Income taxes	$—	$—

Non-Cash Investing Activities:
Real estate and vehicles acquired through foreclosure	$177	$483
Net change in unrealized gain/loss on available-for-sale securities	$109	$341
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
2. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
The condensed consolidated financial statements include the accounts of the Company and the accounts of its wholly-owned subsidiary, Plumas Bank. Plumas Statutory Trust I and Plumas Statutory Trust II are not consolidated into the Company’s consolidated financial statements and, accordingly, are accounted for under the equity method. In the opinion of management, the unaudited condensed consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the Company’s financial position at March 31, 2009 and December 31, 2008 and its results of operations and cash flows for the three-month periods ended March 31, 2009 and 2008. Certain reclassifications have been made to prior period’s balances to conform to classifications used in 2009.
The unaudited condensed consolidated financial statements of the Company have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim reporting on Form 10-Q. Accordingly, certain disclosures normally presented in the notes to the annual consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted. The Company believes that the disclosures are adequate to make the information not misleading. These interim financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s 2008 Annual Report to Shareholders on Form 10-K. The results of operations for the three-month periods ended March 31, 2009 may not necessarily be indicative of future operating results. In preparing such financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the balance sheet and revenues and expenses for the periods reported. Actual results could differ significantly from those estimates.
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

3. LOANS
Outstanding loans are summarized below, in thousands:

	March 31,	December 31,
	2009	2008
Commercial	$41,642	$42,528
Agricultural	38,875	36,020
Real estate — mortgage	151,332	151,943
Real estate — construction and land development	70,293	73,820
Consumer	59,036	61,706

	361,178	366,017
Deferred loan costs, net	238	279
Allowance for loan losses	(9,648)	(7,224)

	$351,768	$359,072

4. COMMITMENTS AND CONTINGENCIES
The Company is party to claims and legal proceedings arising in the ordinary course of business. In the opinion of the Company’s management, the amount of ultimate liability with respect to such proceedings will not have a material adverse effect on the financial condition or result of operations of the Company taken as a whole.
In the normal course of business, there are various outstanding commitments to extend credit, which are not reflected, in the financial statements, including loan commitments of $72,733,000 and $78,787,000 and stand-by letters of credit of $228,000 and $534,000 at March 31, 2009 and December 31, 2008, respectively.
Of the loan commitments outstanding at March 31, 2009, $12,987,000 are real estate construction loan commitments that are expected to fund within the next twelve months. The remaining commitments primarily relate to revolving lines of credit or other commercial loans, and many of these are expected to expire without being drawn upon. Therefore, the total commitments do not necessarily represent future cash requirements. Each loan commitment and the amount and type of collateral obtained, if any, are evaluated on an individual basis. Collateral held varies, but may include real property, bank deposits, debt or equity securities or business assets.
Stand-by letters of credit are conditional commitments written to guarantee the performance of a customer to a third party. These guarantees are primarily related to the purchases of inventory by commercial customers and are typically short-term in nature. Credit risk is similar to that involved in extending loan commitments to customers and accordingly, evaluation and collateral requirements similar to those for loan commitments are used. The deferred liability related to the Company’s stand-by letters of credit was not significant at March 31, 2009 or December 31, 2008.

5. EARNINGS PER SHARE

Basic earnings per share is computed by dividing income (loss) available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock, such as stock options, result in the issuance of common stock which shares in the earnings of the Company. The treasury stock method has been applied to determine the dilutive effect of stock options in computing diluted earnings per share.

	For the Three Months
	Ended March 31,
(In thousands, except per share data)	2009	2008
Net Income (loss):
Net income (loss)	$(1,277)	$576
Dividends accrued and discount accreted on preferred shares	(116)	—

Net income (loss) allocated to common shareholders	$(1,393)	$576

Earnings Per Share:
Basic earnings per share	$(0.29)	$0.12
Diluted earnings per share	$(0.29)	$0.12
Weighted Average Number of Shares Outstanding:
Basic shares	4,776	4,859
Diluted shares	4,776	4,886
Shares of common stock issuable under stock options for which the exercise prices were greater than the average market prices were not included in the computation of diluted earnings per share due to their antidilutive effect. When a net loss occurs, no difference in earnings per share is calculated because the conversion of potential common stock is anti-dilutive. Stock options not included in the computation of diluted earnings per share were 310,000 during the three-month period ended March 31, 2008.
6. COMPREHENSIVE INCOME
Total comprehensive income (loss) for the three months ended March 31, 2009 and 2008 totaled $(1,168,000) and $917,000, respectively. Comprehensive income is comprised of unrealized gains, net of taxes, on available-for-sale investment securities, which were $109,000 and $341,000 for the three months ended March 31, 2009 and 2008, respectively, together with net income.
At March 31, 2009 and December 31, 2008, accumulated other comprehensive income totaled $426,000 and $317,000, respectively, and is reflected, net of taxes, as a component of shareholders’ equity.
7. STOCK-BASED COMPENSATION
In 2001 and 1991, the Company established Stock Option Plans for which 873,185 shares of common stock remain reserved for issuance to employees and directors and 446,339 shares are available for future grants under incentive and nonstatutory agreements as of March 31, 2009. The Company did not grant options during the three months ended March 31, 2009. The Company granted 90,300 options in the quarter ended March 31, 2008. The weighted average grant date fair value of options granted for the three month period ended March 31, 2008 was $2.54.
Compensation cost related to stock options recognized in operating results under SFAS No. 123R was $66,000 and $69,000 in the three months ended March 31, 2009 and 2008, respectively. The associated future income tax benefit recognized was $5,000 and $6,000 for the three month periods ended March 31, 2009 and 2008, respectively. Compensation expense is recognized over the vesting period on a straight line basis.

In accordance with SFAS 123 (R) the Company has presented excess tax benefits from the exercise of stock-based compensation awards as a financing activity in the consolidated statement of cash flows.
The following table summarizes information about stock option activity for the three months ended March 31, 2009:

			Weighted
			Average
		Weighted	Remaining
		Average	Contractual
		Exercise	Term	Intrinsic Value
	Shares	Price	(in years)	(in thousands)
Options outstanding at December 31, 2008	466,956	$13.38
Options granted	—	—
Options exercised	(1,000)	5.43
Options cancelled	(39,110)	12.22

Options outstanding at March 31, 2009	426,846	$13.51	5.4	$6

Options exercisable at March 31, 2009	283,311	$13.03	5.0	$6

Expected to vest after March 31, 2009	143,535	$14.46	6.4	$—

The total intrinsic value of options (which is the amount by which the stock price exceeded the exercise price of the options on the date of exercise) exercised during the three months ended March 31, 2009 was $1,000. During the three months ended March 31, 2009, the amount of cash received from the exercise of stock options was $5,000.
At March 31, 2009, there was $488,000 of total unrecognized compensation cost related to non-vested stock option awards which is expected to be recognized over a weighted-average period of 2.1 years. The total fair value of options vested during the three months ended March 31, 2009 was $205,000.
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
Interest expense and penalties associated with unrecognized tax benefits, if any, are classified as income tax expense in the consolidated statement of income. There have been no significant changes to unrecognized tax benefits or accrued interest and penalties for the quarter ended March 31, 2009.

9. FAIR VALUE MEASUREMENT
The following tables present information about the Company’s assets and liabilities measured at fair value on a recurring and non recurring basis as of March 31, 2009, and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value based on the hierarchy:
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
Assets and liabilities measured at fair value on a recurring basis are summarized below:

Fair Value Measurements at March 31, 2009 Using
Quoted Prices in
		Active Markets for	Significant Other	Significant
		Identical Assets	Observable Inputs	Unobservable Inputs
	Total Fair Value	(Level 1)	(Level 2)	(Level 3)

Assets:
Available-for-sale securities	$48,139,000	$22,447,000	$25,692,000	$—

The fair value of securities available for sale equals quoted market price, if available. If quoted market prices are not available, fair value is determined using quoted market prices for similar securities. Changes in fair market value are recorded in other comprehensive income.

Financial assets and liabilities measured at fair value on a non-recurring basis are summarized below:

Fair Value Measurements at March 31, 2009 Using
Quoted Prices in
		Active Markets for	Significant Other	Significant
		Identical Assets	Observable Inputs	Unobservable Inputs
	Total Fair Value	(Level 1)	(Level 2)	(Level 3)

Assets:
Impaired loans	$26,089,000	$—	$26,089,000	$—

Impaired loans, all of which are measured for impairment using the fair value of the collateral as they are virtually all collateral dependent loans, had a principal balance of $31,026,000 with a related valuation allowance of $4,937,000 at March 31, 2009. There were no changes in the valuation techniques used during 2009. Declines in the collateral values of impaired loans during 2009 were $2,015,000 which was reflected as additional specific allocations of the allowance for loan losses.
10. PREFERRED STOCK
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

The Series A Preferred Stock qualifies as Tier 1 capital and will pay cumulative dividends quarterly at a rate of 5% per annum for the first five years, and 9% per annum thereafter. The Company may redeem the Series A Preferred Stock at its liquidation preference ($1,000 per share) plus accrued and unpaid dividends under the American Recovery and Reinvestment Act of 2009, subject to the Treasury’s consultation with the Company’s appropriate federal regulator.

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
11. RECENT ACCOUNTING DEVELOPMENTS
In April 2009, the Financial Accounting Standards Board (FASB) issued the following three FASB Staff Positions (FSPs) intended to provide additional guidance and enhance disclosures regarding fair value measurements and impairment of securities:

FSP FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly, provides additional guidance for estimating fair value in accordance with SFAS No. 157 when the volume and level of activity for the asset or liability have decreased significantly. FSP FAS 157-4 also provides guidance on identifying circumstances that indicate a transaction is not orderly. The provisions of FSP FAS 157-4 are effective for the Company’s interim period ending on June 30, 2009. Management is currently evaluating the effect that the provisions of FSP FAS 157-4 may have on the Company’s condensed consolidated financial statements.

FSP FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments, requires disclosures about fair value of financial instruments in interim reporting periods of publicly traded companies that were previously only required to be disclosed in annual financial statements. The provisions of FSP FAS 107-1 and APB 28-1 are effective for the Company’s interim period ending on June 30, 2009. As FSP FAS 107-1 and APB 28-1 amends only the disclosure requirements about fair value of financial instruments in interim periods, the adoption of FSP FAS 107-1 and APB 28-1 is not expected to affect the Company’s condensed consolidated financial statements.
FSP FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments, amends current other-than-temporary impairment guidance in GAAP for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements. This FSP does not amend existing recognition and measurement guidance related to other-than-temporary impairments of equity securities. The provisions of FSP FAS 115-2 and FAS 124-2 are effective for the Company’s interim period ending on June 30, 2009. Management is currently evaluating the effect that the provisions of FSP FAS 115-2 and FAS 124-2 may have on the Company’s condensed consolidated financial statements.

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
INTRODUCTION
The following discussion and analysis sets forth certain statistical information relating to the Company as of March 31, 2009 and December 31, 2008 and for the three month periods ended March 31, 2009 and 2008. This discussion should be read in conjunction with the condensed consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q and the consolidated financial statements and notes thereto included in Plumas Bancorp’s Annual Report filed on Form 10-K for the year ended December 31, 2008.
Plumas Bancorp trades on The NASDAQ Capital Market under the ticker symbol “PLBC”.
CASH DIVIDEND
As it is the Company’s philosophy to pay dividends out of current period earnings, on April 24, 2009, the Company announced that it would be suspending its semi-annual dividend for the first half of 2009. During 2008 the Company paid two semi-annual cash dividends, the first was 16 cents per share paid on May 16, 2008 and on November 21, 2008 we paid a second cash dividend of 8 cents per share. The Company’s Board of Directors will continue to evaluate the payment of a semi-annual common stock cash dividend in future quarters.
CRITICAL ACCOUNTING POLICIES AND ESTIMATES
There have been no changes to the Company’s critical accounting policies from those disclosed in the Company’s 2008 Annual Report to Shareholders’ on Form 10-K.
This discussion should be read in conjunction with our unaudited condensed consolidated financial statements, including the notes thereto, appearing elsewhere in this report.

OVERVIEW
The Company recorded a net loss of $1.28 million or $0.29 per diluted share for the first quarter ended March 31, 2009. This represents a decline of $1.85 million from earnings of $576 thousand or $0.12 per diluted share during the first quarter of 2008. The decline in earnings relates to a $2.38 million increase in the provision for loan losses, a $327 thousand decline in net interest income, a $184 thousand decline in non-interest income and a $281 thousand increase in non-interest expense, partially offset by a $1.32 million decline in the provision for income taxes. The increase in the loan loss provision is primarily in response to our evaluation of the required level of the allowance for loan losses in the current economic environment, and is a reflection of the significant increase in nonperforming loans from $3.8 million at March 31, 2008 to $30.9 million at March 31, 2009. Non performing loans at December 31, 2008 and 2007 totaled $26.7 million and $2.6 million, respectively.
Net income (loss) allocable to common shareholders declined from net income of $576 thousand during the first quarter of 2008 to a net loss of $1.4 million during the current quarter. Included in the first quarter loss was the net loss described above of $1.28 million and $116 thousand which represents dividends accrued and discount amortized on preferred stock.
Total assets at March 31, 2009 were $479 million, an increase of $22 million from the $457 million at December 31, 2008. On January 30, 2009 the Company entered into a Letter Agreement (the “Purchase Agreement”) with the United States Department of the Treasury (“Treasury”), pursuant to which the Company issued and sold (i) 11,949 shares of the Company’s Fixed Rate Cumulative Perpetual Preferred Stock, Series A (the “Series A Preferred Stock”) and (ii) a warrant (the “Warrant”) to purchase 237,712 shares of the Company’s common stock, no par value (the “Common Stock”), for an aggregate purchase price of $11,949,000 in cash. The proceeds from this sale have been temporarily invested in government guaranteed securities. These funds also provide us with additional lending capacity which we can utilize to support our growth objectives and local economic expansion.
Cash and due from banks increased by $6.5 million from $18.8 million at December 31, 2008 to $25.3 million at March 31, 2009 and investment securities increased by $22.3 million to $60.7 million at March 31, 2009 with funding provided by the preferred stock issuance and an increase in deposits. Net loans declined by $7.3 million which includes a net increase in the allowance for loan losses of $2.4 million. Deposits increased by $14.2 million from $372 million at December 31, 2008 to $386 million at March 31, 2009. A decrease of $6.5 million in non-interest bearing demand deposits was offset by increases of $12.3 million in NOW accounts, $6.5 million in money market and savings accounts and $1.9 million in time deposits. Total shareholders’ equity increased by $10.8 million from $35.4 million at December 31, 2008 to $46.2 million at March 31, 2009. This increase is related to the issuance of $11.9 million in preferred stock partially offset by our 2009 first quarter loss.
The annualized return (loss) on average assets was (1.13)% for the three months ended March 31, 2009 down from 0.52% for the same period in 2008. The annualized return (loss) on average common equity was (15.7)% for the three months ended March 31, 2009 down from 6.2% for the same period in 2008.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2009
Net interest income before provision for loan losses. Net interest income, on a nontax-equivalent basis, was $4.7 million for the three months ended March 31, 2009, a decrease of $327 thousand, or 7%, from $5.0 million for the same period in 2008. The decrease in net interest income can be primarily attributed to a decrease in the Company’s average loan yield and to a lesser extent to a decline in average investment securities. These declines in interest income were partially offset by a decline in the average rate paid on our deposits, declines in the average balance of our time deposits and a decline in the rate paid on our junior subordinated debentures. A decrease in the rate paid on our short-term borrowings was offset by an increase in the average balance of these borrowings. Net interest margin for the three months ended March 31, 2009 decreased 33 basis points, or 7%, to 4.63%, down from 4.96% for the same period in 2008.
Interest income decreased $1.2 million or 18%, to $5.6 million for the three months ended March 31, 2009 primarily as a result of a decline in loan yield. Interest and fees on loans decreased $1.1 million to $5.1 million for the three months ended March 31, 2009 as compared to $6.2 million during the first quarter of 2008. The Company’s average loan balances were $362 million for the three months ended March 31, 2009, up $11.2 million, or 3%, from $351 million for the same period in 2008. The average rate earned on the Company’s loan balances decreased 142 basis points to 5.71% during the first three months of 2009 compared to 7.13% during the first three months of 2008. The decline in loan yield reflects a large decline in market interest rates as illustrated by a decline in the prime interest rate from 7.25% at January 1, 2008 to 3.25% at March 31, 2009. Additionally, related to an increase in nonperforming loans the Company has experienced an increase in forgone interest. Interest forgone on nonperforming loans during the quarter was $543 thousand, compared to $114 thousand during the first quarter of 2008. The Company experienced a decline of $85 thousand in interest on investment securities related to a decline in the average balance of these assets and a 7 basis point decline in yields.
Interest expense decreased $881 thousand, or 50%, to $0.9 million for the three months ended March 31, 2009, down from $1.8 million for the same period in 2008. This reduction relates to a decrease in the rates paid on our interest-bearing liabilities and a decrease in the average balances of our time deposits partially offset by an increase in the average balance of our short-term borrowings. Average interest-bearing deposits declined by $14.4 million from $281.8 million during the quarter ended March 31, 2008 to $267.4 million during the current quarter. This decline relates to a $26.8 million decline in average time deposits partially offset by increases in other interest bearing deposits. To offset the decline in average deposits and fund the increase in average loans, the Company increased its level of average short-term borrowings from $4.1 million during the first quarter of 2008 to $26.5 million during the current quarter.
During 2007 and into the first quarter of 2008 we offered a promotional time deposit which paid a rate higher than our traditional time deposits for the same maturity. The average balance of these promotional time deposits during the first quarter of 2008 was $46 million. Early in 2008 we stopped offering this product and allowed these higher rate promotional time deposits to mature, while increasing the level of short-term borrowings which offered favorable interest rates in comparison to rates we would have had to pay to attract additional time deposits.
Interest expense on time deposits decreased by $700 thousand from $1.25 million during the first quarter of 2008 to $547 thousand during the current quarter. Average time deposits totaled $98 million during the first quarter of 2009, down $26.8 million from $125 million during the quarter ended March 31, 2008. The average rate paid on time deposits decreased from 4.00% during the three months ended March 31, 2008 to 2.25% during the first quarter of 2009.
Interest expense on NOW accounts declined by $79 thousand as an increase in the average balance in these accounts of $5.1 million was offset by a decline in the average rate paid from 1.03% during the 2008 quarter to 0.56% in the current quarter. Interest expense on money market accounts increased by $17 thousand related to both an increase in average balance and an increase in the average rate paid. The rate paid on these accounts increased by 9 basis points from 0.75% during the three months ended March 31, 2008 to 0.84% during the three months ended March 31, 2009. The increase in rate and average balance is associated with the introduction of a new corporate sweep product which offers a tiered rate structure that rewards customers with a higher rate for maintaining larger balances. Interest on short-term borrowings decreased by $17 thousand as a decline in the rate paid on these borrowings was mostly offset by an increase in average balance. Interest expense paid on junior subordinated debentures, which fluctuates with changes in the 3-month London Interbank Offered Rate (LIBOR) rate, decreased by $81 thousand as a result of a decrease in the LIBOR rate.

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

	For the Three Months Ended March 31, 2009			For the Three Months Ended March 31, 2008
	Average Balance	Interest	Yield/	Average Balance	Interest	Yield/
	(in thousands)	(in thousands)	Rate	(in thousands)	(in thousands)	Rate

Interest-earning assets:
Loans (1) (2)	$362,439	$5,102	5.71%	$351,221	$6,224	7.13%
Investment securities (1)	45,838	453	4.01%	53,088	538	4.08%
Federal funds sold	43	—	2.28%	179	1	2.25%

Total interest-earning assets	408,320	5,555	5.52%	404,488	6,763	6.72%

Cash and due from banks	17,565			11,715
Other assets	33,755			31,668

Total assets	$459,640			$447,871

Interest-bearing liabilities:
NOW deposits	$78,357	109	0.56%	$73,277	188	1.03%
Money market deposits	40,871	85	0.84%	36,531	68	0.75%
Savings deposits	49,726	23	0.19%	46,679	43	0.37%
Time deposits	98,489	547	2.25%	125,303	1,247	4.00%

Total deposits	267,443	764	1.16%	281,790	1,546	2.21%

Short-term borrowings	26,462	17	0.26%	4,057	34	3.37%
Other interest-bearing liabilities	222	3	5.48%	308	4	5.22%
Junior subordinated debentures	10,310	110	4.33%	10,310	191	7.45%

Total interest-bearing liabilities	304,437	894	1.19%	296,465	1,775	2.41%

Non-interest bearing deposits	105,906			108,192
Other liabilities	5,378			5,743
Shareholders’ equity	43,919			37,471

Total liabilities & equity	$459,640			$447,871

Cost of funding interest-earning assets (3)			0.89%			1.76%
Net interest income and margin (4)		$4,661	4.63%		$4,988	4.96%

(1)	Not computed on a tax-equivalent basis.

(2)	Net loan costs included in loan interest income for the three-month periods ended March 31, 2009 and 2008 were $65,000 and $77,000, respectively.

(3)	Total annualized interest expense divided by the average balance of total earning assets.

(4)	Annualized net interest income divided by the average balance of total earning assets.

The following table sets forth changes in interest income and interest expense for the three-month periods indicated and the amount of change attributable to variances in volume, rates and the combination of volume and rates based on the relative changes of volume and rates:

	2009 over 2008 change in net interest income
	for the three months ended March 31
	(in thousands)
	Volume (1)	Rate (2)	Mix (3)	Total

Interest-earning assets:
Loans	$197	$(1,228)	$(91)	$(1,122)
Investment securities	(73)	(9)	(3)	(85)
Federal funds sold	(1)	—	—	(1)

Total interest income	123	(1,237)	(94)	(1,208)

Interest-bearing liabilities:
NOW deposits	13	(84)	(8)	(79)
Money market deposits	8	9	—	17
Savings deposits	2	(21)	(1)	(20)
Time deposits	(265)	(541)	106	(700)
Short-term borrowings	186	(31)	(172)	(17)
Other interest-bearing liabilities	(1)	—	—	(1)
Junior subordinated debentures	—	(81)	—	(81)

Total interest expense	(57)	(749)	(75)	(881)

Net interest income	$180	$(488)	$(19)	$(327)

(1)	The volume change in net interest income represents the change in average balance multiplied by the previous year’s rate.

(2)	The rate change in net interest income represents the change in rate multiplied by the previous year’s average balance.

(3)	The mix change in net interest income represents the change in average balance multiplied by the change in rate.
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
The Company recorded $2.9 million in provision for loan losses for the first quarter of 2009, an increase of $2.4 million from the $520 thousand recorded during the three months ended March 31, 2008. The Company has experienced a higher level of net loan charge-offs and nonperforming loans related to the significant economic slow down affecting California and Nevada. In response, the Company has increased its level of allowance for loan losses to total loans from 1.32% at March 31, 2008 to 1.97% at December 31, 2008 and to 2.67% at March 31, 2009. The allowance for loan losses has increased from $4.6 million at March 31, 2008 to $7.2 million at December 31, 2008 and $9.6 million at March 31, 2009. Net charge-offs as an annualized percentage of average loans increased from 0.11% for the first quarter of 2008 to 0.53% during the quarter ended March 31, 2009. Nonperforming loans increased from $3.8 million at March 31, 2008 to $26.7 million at December 31, 2008 and $30.9 million at March 31, 2009. The increase in nonperforming loans from the March 31, 2008 balance is primarily related to five separate loan relationships which are secured by commercial real estate. These loans are considered impaired, have a total principal balance at March 31, 2009 of $22.8 million, specific reserves of $3.7 million and a fair value of $19.1 million.

Based on information currently available, management believes that the allowance for loan losses is adequate to absorb the probable losses in the portfolio. However, no assurance can be given that the Company may not sustain charge-offs which are in excess of the allowance in any given period. See the “FINANCIAL CONDITION” for further discussion of loan quality trends and the provision for loan losses.
Non-interest income. During the three months ended March 31, 2009 non-interest income decreased by $184 thousand to $1.2 million, from $1.3 million during the quarter ended March 31, 2008. The largest component of this decrease was $64 in losses incurred on the sale of repossessed vehicles and foreclosed real estate. Losses during the 2009 quarter on vehicle sales totaled $30 thousand and realized losses on the sale of foreclosed real estate (OREO) totaled $34 thousand. In addition to the losses incurred on the sale of OREO, we recorded an increase from the first quarter of 2008 in our provision for OREO losses, which is included in non-interest expense, of $117 thousand.
Other significant reductions in non-interest income include a $47 thousand decline in service charge income related to a decline in overdraft income, a $33 thousand decline in official check fees and a $28 thousand decline in dividends received from the FHLB. Official checks fees represent fees paid by a third party processor for the processing of our cashier and expense checks. These fees are indexed to the federal funds rate and the decrease in income from this item is primarily related to the decline in the federal funds rate since March of 2008. Additionally, during mid 2008 the processor changed the fee structure further reducing fees that we earn under this relationship. The FHLB announced in January, 2009, that it would not be paying a dividend during the first quarter of 2009 as a result of an other-than-temporary impairment charge connected with its non-agency mortgage backed securities.
The following table describes the components of non-interest income for the three-month periods ending March 31, 2009 and 2008 in thousands:

	For the Three Months
	Ended March 31		Dollar	Percentage
	2009	2008	Change	Change
Service charges on deposit accounts	$906	$953	$(47)	-4.9%
Earnings on life insurance policies	107	103	4	3.9%
Merchant processing income	51	63	(12)	-19.0%
Investment services income	30	35	(5)	-14.3%
Customer service fees	28	29	(1)	-3.4%
Safe deposit box and night depository income	17	17	—	—%
Gain on sale of loans	10	18	(8)	-44.4%
Official check fees	5	38	(33)	-86.8%
Federal Home Loan Bank dividends	—	28	(28)	-100%
Loss on sale of vehicles and foreclosed real estate	(64)	—	(64)	-100%
Other	76	66	10	15.2%

Total non-interest income	$1,166	$1,350	$(184)	-13.6%

Non-interest expenses. During the three months ended March 31, 2009, total non-interest expense increased by $281 thousand, or 6%, to $5.2 million, up from $4.9 million for the comparable period in 2008. This decrease in non-interest expense was primarily the result of increases in salaries and employee benefits, FDIC insurance, the provision for OREO losses and loan and collection expenses. These items were partially offset by reductions in advertising, business development costs, deposit premium amortization and a one-time reduction in insurance expense.

Salaries and other employee benefits increased by $125 thousand primarily related to additional staffing in our government guaranteed lending operations and annual merit increases. FDIC insurance expense increased by $134 thousand. During the first quarter of 2008 the Company was able to use its remaining credit balance with the FDIC to offset insurance premium billings; however, by the end of the first quarter of 2008 the credit balance had been fully utilized. During the 2009 quarter we recorded a $141 thousand provision for losses on OREO properties. This provision related to one property that was sold on March 31, 2009. Consistent with the increase in nonperforming loans and assets during the period (See “FINANCIAL CONDITION — Nonperforming Loans”) loan expenses which include legal costs associated with loan collection efforts as well as costs related to acquiring and maintaining real estate acquired through foreclosure increased by $61 thousand from $66 thousand during the first three months of 2008 to $127 thousand for the quarter ended March 31, 2009.
We continue to focus on cost control initiatives which have resulted in savings in advertising, shareholders relation costs and business development costs. In total these costs were down $93 thousand from the first quarter of 2008. We reduced our shareholder expense by eliminating the glossy section of our annual report and have reduced our business development costs with the elimination of our annual employee conference which generated an annual savings of approximately $75 thousand.
Core deposit intangible amortization declined by $32 thousand as a portion of this asset is now fully amortized. The remaining asset is scheduled to amortize at the rate of $173 thousand per year until October, 2013. During the first quarter of 2009 our Chief Information and Technology officer retired from the Company. Because his retirement took place prior to the age of sixty-five he forfeited his benefits under his company provided split dollar life insurance plan. To reflect this forfeiture we recorded a one-time reduction in insurance expense totaling $83 thousand.
The following table describes the components of non-interest expense for the three-month periods ending March 31, 2009 and 2008, in thousands:

	For the Three Months
	Ended March 31		Dollar	Percentage
	2009	2008	Change	Change
Salaries and employee benefits	$2,881	$2,756	$125	4.5%
Occupancy and equipment	997	959	38	4.0%
Outside service fees	199	170	29	17.1%
Professional fees	168	163	5	3.1%
FDIC Insurance and assessments	146	12	134	1,116.7%
Provision for OREO losses	141	24	117	487.5%
Loan and collection expenses	127	66	61	92.4%
Telephone and data communication	105	102	3	2.9%
Advertising and shareholder relations	78	104	(26)	-25.0%
Director compensation and retirement	75	92	(17)	-18.5%
Business development	74	141	(67)	-47.5%
Armored car and courier	67	68	(1)	-1.5%
Postage	58	58	—	—%
Stationery and supplies	51	58	(7)	-12.1%
Deposit premium amortization	43	75	(32)	-42.7%
Insurance	(27)	57	(84)	-147.4%
Other	58	55	3	5.5%

Total non-interest expense	$5,241	$4,960	$281	5.7%

Provision (benefit) for income taxes. The Company recorded an income tax benefit of $1,037 thousand, or 44.8% of pre-tax loss for the three months ended March 31, 2009. This compares to income tax expense of $282 thousand or 32.9% of pre-tax income during the first three months of 2008. The percentage for 2009 exceeds the statutory rate as tax exempt income such as earnings on Bank owned life insurance and municipal loan and investment income increase the loss subject to tax benefit.
FINANCIAL CONDITION
Fair value. In accordance with SFAS No. 157, Fair Value Measurements, requires enhanced disclosures about financial instruments carried at fair value. SFAS No. 157 also establishes a hierarchical disclosure framework associated with the level of observable pricing scenarios utilized in measuring financial instruments at fair value. The degree of judgment utilized in measuring the fair value of financial instruments generally correlates to the level of the observable pricing scenario. Financial instruments with readily available active quoted prices or for which fair value can be measured from actively quoted prices generally will have a higher degree of observable pricing and a lesser degree of judgment utilized in measuring fair value. Conversely, financial instruments rarely traded or not quoted will generally have little or no observable pricing and a higher degree of judgment utilized in measuring fair value. Observable pricing scenarios are impacted by a number of factors, including the type of financial instrument, whether the financial instrument is new to the market and not yet established and the characteristics specific to the transaction.
See Note 9 of the Notes to Condensed Consolidated Financial Statements for additional information about the financial instruments carried at fair value.
Loan portfolio composition. Net loans decreased slightly from $359 million at December 31, 2008 to $352 million at March 31, 2009. The Company continues to manage the mix of its loan portfolio consistent with its identity as a community bank serving the financing needs of all sectors of the area it serves. Although the Company offers a broad array of financing options, it continues to concentrate its focus on small to medium sized businesses. The Company offers both fixed and floating rate loans and obtains collateral in the form of real property, business assets and deposit accounts, but looks to business and personal cash flows as its primary source of repayment.
The Company’s largest lending categories are real estate mortgage loans, consumer and real estate construction loans. These categories accounted for approximately 42%, 16% and 19%, respectively of the Company’s total loan portfolio at March 31, 2009, consistent with the approximate 42%, 17% and 20%, respectively of the Company’s total loan portfolio at December 31, 2008. In addition, the Company’s real estate related loans, including real estate mortgage loans, real estate construction loans, consumer equity lines of credit, and agricultural loans secured by real estate comprised 76% and 75% of the total loan portfolio at March 31, 2009 and December 31, 2008. The business activities of the Company currently are focused in the California counties of Plumas, Nevada, Placer, Lassen, Modoc, Shasta, and Sierra and in Washoe County in Northern Nevada. Consequently, the results of operations and financial condition of the Company are dependent upon the general trends in these economies and, in particular, the residential and commercial real estate markets. In addition, the concentration of the Company’s operations in these areas of Northeastern California and Northwestern Nevada exposes it to greater risk than other banking companies with a wider geographic base in the event of catastrophes, such as earthquakes, fires and floods in these regions.
The rates of interest charged on variable rate loans are set at specific increments in relation to the Company’s lending rate or other indexes such as the published prime interest rate or U.S. Treasury rates and vary with changes in these indexes. At March 31, 2009 and December 31, 2008, approximately 68% and 67%, respectively, of the Company’s loan portfolio was compromised of variable rate loans. While real estate mortgage, commercial and consumer lending remain the foundation of the Company’s historical loan mix, some changes in the mix have occurred due to the changing economic environment and the resulting change in demand for certain loan types. In addition, the Company remains committed to the agricultural industry in Northeastern California and will continue to pursue high quality agricultural loans. Agricultural loans include both commercial and commercial real estate loans. The Company’s agricultural loan balances totaled $39 million and $36 million at March 31, 2009 and December 31, 2008, respectively.

Nonperforming loans. Nonperforming loans at March 31, 2009 were $30.9 million, an increase of $4.2 million from the $26.7 million balance at December 31, 2008. The majority of the nonperforming loan balances are related to five relationships representing seven loans. These seven loans are considered impaired, have a total principal balance at March 31, 2009 of $22.8 million, specific reserves of $3.7 million and a fair value of $19.1 million.
Nonperforming loans as a percentage of total loans increased to 8.55% at March 31, 2009 up from 7.31% at December 31, 2008.
At March 31, 2009 and December 31, 2008, the Company’s recorded investment in loans for which impairment has been recognized totaled $31.0 million and $26.4 million, respectively. The specific allowance for loan losses related to impaired loans was $4.9 million and $3.1 million at March 31, 2009 and December 31, 2008, respectively. The $1.8 million increase in specific reserves is included in the $2.9 million loan loss provision recorded during the quarter ended March 31, 2009.
Nonperforming assets. Nonperforming assets (which are comprised of nonperforming loans plus foreclosed real estate and repossessed vehicle holdings) at March 31, 2009 were $34.4 million, an increase of $3.4 million over the $31.0 million balance at December 31, 2008. Foreclosed real estate holdings decreased from nineteen properties totaling $4.1 million at December 31, 2008 to eighteen properties totaling $3.5 million at March 31, 2009. Nonperforming assets as a percentage of total assets increased to 7.19% at March 31, 2009 up from 6.78% at December 31, 2008.
Analysis of allowance for loan losses. Net charge-offs during the three months ended March 31, 2009 totaled $476 thousand, or 0.13% of average loans, compared to $98 thousand, or 0.03% of average loans, for the comparable period in 2008. Net charge-offs during the first three months of 2009 were comprised of $529 thousand of charge-offs offset by $53 thousand in recoveries, compared to $151 thousand of charge-offs offset by $53 thousand in recoveries for the same period in 2008. The allowance for loan losses was 2.67% of total loans as of March 31, 2009 up from 1.97% as of December 31, 2008 and 1.32% at March 31, 2008.
It is the policy of management to make additions to the allowance for loan losses so that it remains adequate to absorb the inherent risk of loss in the portfolio. Management believes that the allowance at March 31, 2009 is adequate. However, the determination of the amount of the allowance is judgmental and subject to economic conditions which cannot be predicted with certainty. Accordingly, the Company cannot predict whether charge-offs of loans in excess of the allowance may occur in future periods.

The following table provides certain information for the three-month period indicated with respect to the Company’s allowance for loan losses as well as charge-off and recovery activity, in thousands:

	For the Three Months
	Ended March 31,
	2009	2008

Balance at January 1,	$7,224	$4,211

Charge-offs:
Commercial and agricultural	(150)	(48)
Real estate mortgage	(61)	—
Real estate construction	(138)	—
Consumer	(180)	(103)

Total charge-offs	(529)	(151)

Recoveries:
Commercial and agricultural	—	4
Real estate mortgage	—	—
Real estate construction	—	—
Consumer	53	49

Total recoveries	53	53

Net charge-offs	(476)	(98)

Provision for loan losses	2,900	520

Balance at March 31,	$9,648	$4,633

Net charge-offs during the three-month period to average loans	0.13%	0.03%
Allowance for loan losses to total loans	2.67%	1.32%
Investment securities. Investment securities increased $22.3 million to $60.7 million at March 31, 2009, up from $38.4 million at December 31, 2008. The investment portfolio balances in U.S. Treasuries, U.S. Government agencies, corporate debt securities and municipal obligations comprised 2%, 77%, less than 1% and 21%, respectively, of the Company’s investment portfolio at March 31, 2009 compared to 4%, 59%, 4%, and 33% at December 31, 2008. The Company increased its level of agency securities, including mortgage-backed securities of U.S. Government agencies, during the quarter as these investments provide a favorable spread over short-term borrowings. Funding for this increase in securities of U.S. government agencies was provided by an increase in our deposits and proceeds from the sale of Series A Preferred Stock.
Premises and equipment. As a result of deprecation expense during the quarter, premises and equipment decreased by $374 thousand from $15.76 million at December 31, 2008 to $15.39 million at March 31, 2009.
Deposits. Total deposits were $385.7 million as of March 31, 2009, an increase of $14.2 million, or 4%, from the December 31, 2008 balance of $371.5 million. A decline of $6.5 million in non-interest bearing demand deposits was offset by increases of $12.3 million in interest bearing transaction accounts (NOW), $6.5 million in money market and savings accounts and $1.9 million in time deposits. The increase in NOW accounts relates to our Money Fund Plu$ account and a sweep account product we developed for public entities. These accounts pay rates comparable to those available on a money market fund offered by a typical brokerage firm. The increase in money market and savings accounts includes $3.0 million related to our on balance sheet money market sweep product which also pays an interest rate competitive with non-bank products such as brokerage money market funds.

The Company continues to manage the mix of its deposits consistent with its identity as a community bank serving the financial needs of its customers. Non-interest bearing demand deposits declined to 28% of total deposits at March 31, 2009, down from 30% at December 31, 2008. Interest bearing transaction accounts increased to 22% of total deposits at March 31, 2009, up from 20% at December 31, 2008. Money market and savings deposits totaled 24% of total deposits at March 31, 2009 and at December 31, 2008. Time deposits were 26% of total deposits as of March 31, 2009 and December 31, 2008.
Short-term borrowing arrangements. The Company has an unsecured short-term borrowing arrangement with one of its correspondent banks in the amount of $10 million. The Company can also borrow up to $91 million from the Federal Home Loan Bank secured by commercial and residential mortgage loans with carrying values totaling $217 million. However to borrow the maximum amount available from the FHLB the Company would need to purchase an additional $2.3 million in FHLB stock. Based on its current holdings of FHLB stock the Company’s borrowings with the FHLB cannot exceed $41.1 million. These FHLB advances are normally made for one day periods but can be for longer periods. Short-term borrowings at March 31, 2009 and December 31, 2008 consisted of $31 million and $34 million, respectively, in one day FHLB advances. The weighted average rate on these borrowings at March 31, 2009 and December 31, 2008 were 0.21% and 0.05%, respectively.
The average balance in short-term borrowings during the three months ended March 31, 2009 and 2008 were $26.5 million and $4.1 million, respectively. The average rate paid on these borrowings was 0.26% during the three months ended March 31, 2009 and 3.37% during the first quarter of 2008. The maximum amount of short-term borrowings outstanding at any month-end during the quarters ended March 31, 2009 and 2008 was $31 million and $9 million, respectively.
The Bank is eligible to issue certain debt that is backed by the full faith and credit of the United States, up to a limit of $8.3 million, under the Federal Deposit Insurance Corporation’s Temporary Liquidity Guarantee Program. Any senior unsecured debt with a stated maturity of more than thirty days issued by the Bank up to its debt guarantee limit falls under this program. If utilized, the Bank will be charged an annualized assessment from the FDIC, ranging from 50 to 100 basis points, based on the term and amount of the debt outstanding under the program. At March 31, 2009, the Bank had no borrowings under this debt guarantee program.
CAPITAL RESOURCES
Shareholders’ equity as of March 31, 2009 increased by $10.8 million to $46.2 million up from $35.4 million as of December 31, 2008. This increase is mostly related to the issuance of $11.9 million in Preferred Stock, Series A as described in the following paragraph, partially offset by our 2009 first quarter loss.
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

The Preferred Shares provide the Company with additional Tier 1 capital significantly strengthening our capital ratios as illustrated in the capital ratio table on the next page. The proceeds from the sale of the Preferred Shares have temporary been invested in U.S. government agency securities. These funds also provide us with additional lending capacity which we can utilize to support our growth objectives and local economic expansion.
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
On April 24, 2009, the Company announced that it would be suspending its semi-annual dividend for the first half of 2009. During 2008 the Company paid two semi-annual cash dividends, the first was 16 cents paid on May 16, 2008 and on November 21, 2008 we paid a second cash dividend of 8 cents per share. The Company’s Board of Directors will continue to evaluate the payment of a semi-annual common stock cash dividend in future quarters.
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
Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios of total and Tier 1 capital to risk-weighted assets and of Tier 1 capital to average assets. Each of these components is defined in the regulations. Management believes that the Company met all its capital adequacy requirements and that the Bank met the requirements to be considered well capitalized under the regulatory framework for prompt corrective action as of March 31, 2009.

The following table presents the Company’s and the Bank’s capital ratios as of March 31, 2009 and December 31, 2008, in thousands:

	March 31, 2009		December 31, 2008
	Amount	Ratio	Amount	Ratio
Tier 1 Leverage Ratio

Plumas Bancorp and Subsidiary	$54,208	11.8%	$43,885	9.8%
Minimum regulatory requirement	18,303	4.0%	17,907	4.0%
Plumas Bank	42,036	9.2%	43,372	9.7%
Minimum requirement for “Well-Capitalized” institution under the prompt corrective action plan	22,861	5.0%	22,365	5.0%
Minimum regulatory requirement	18,289	4.0%	17,892	4.0%

Tier 1 Risk-Based Capital Ratio

Plumas Bancorp and Subsidiary	54,208	13.8%	43,885	11.0%
Minimum regulatory requirement	15,749	4.0%	16,021	4.0%
Plumas Bank	42,036	10.7%	43,372	10.8%
Minimum requirement for “Well-Capitalized” institution under the prompt corrective action plan	23,587	6.0%	23,996	6.0%
Minimum regulatory requirement	15,725	4.0%	15,997	4.0%

Total Risk-Based Capital Ratio

Plumas Bancorp and Subsidiary	59,189	15.0%	48,919	12.2%
Minimum regulatory requirement	31,498	8.0%	32,042	8.0%
Plumas Bank	47,009	12.0%	48,399	12.1%
Minimum requirement for “Well-Capitalized” institution under the prompt corrective action plan	39,311	10.0%	39,994	10.0%
Minimum regulatory requirement	31,449	8.0%	31,995	8.0%
LIQUIDITY
The Company manages its liquidity to provide the ability to generate funds to support asset growth, meet deposit withdrawals (both anticipated and unanticipated), fund customers’ borrowing needs, satisfy maturity of short-term borrowings and maintain reserve requirements. The Company’s liquidity needs are managed using assets or liabilities, or both. On the asset side the Company maintains cash and due from banks along with an investment portfolio containing U.S. government securities, agency securities and corporate bonds that are not classified as held-to-maturity. On the liability side, liquidity needs are managed by charging competitive offering rates on deposit products and the use of established lines of credit from a correspondent financial institution and the Federal Home Loan Bank.
The Company has an unsecured short-term borrowing agreement with one of its correspondent banks in the amount of $10 million. In addition, subject to the purchase of additional FHLB stock, the Company can borrow up to $91 million from the FHLB secured by commercial and residential mortgage loans. At March 31, 2009 the Company had outstanding borrowings, consisting of overnight FHLB advances, of $31 million.
Customer deposits are the Company’s primary source of funds. Total deposits were $385.7 million as of March 31, 2009, an increase of $14.2 million, or 4%, from the December 31, 2008 balance of $371.5 million. Those funds are held in various forms with varying maturities. The Company does not have any brokered deposits. The Company’s securities portfolio, Federal funds sold, Federal Home Loan Bank advances, and cash and due from banks serve as the primary sources of liquidity, providing adequate funding for loans during periods of high loan demand. During periods of decreased lending, funds obtained from the maturing or sale of investments, loan payments, and new deposits are invested in short-term earning assets, such as Federal funds sold and investment securities, to serve as a source of funding for future loan growth. Management believes that the Company’s available sources of funds, including short-term borrowings, will provide adequate liquidity for its operations in the foreseeable future.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
As a smaller reporting company we are not required to provide the information required by this item.
ITEM 4. CONTROLS AND PROCEDURES
The Company’s Chief Executive Officer and Chief Financial Officer, based on their evaluation of the Company’s disclosure controls and procedures as of the end of the Company’s fiscal quarter ended March 31, 2009 (as defined in Exchange Act Rule 13a-15(e), have concluded that the Company’s disclosure controls and procedures are adequate and effective for purposes of Rule 13a-15(e) in timely alerting them to material information relating to the Company required to be included in the Company’s filings with the SEC under the Securities Exchange Act of 1934.
There were no significant changes in the Company’s internal control over financial reporting or in other factors that could significantly affect internal controls that occurred during the Company’s fiscal quarter ended March 31, 2009.
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
ITEM 1A RISK FACTORS
As a smaller reporting company we are not required to provide the information required by this item.

ITEM 2. UNREGISTERD SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
(a)	The information required by this item was included in the Company’s Form 8-K filed on January 30, 2009.

(b)	None.

(c)	None.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
None.
ITEM 5. OTHER INFORMATION
None.

ITEM 6. EXHIBITS
The following documents are included or incorporated by reference in this Quarterly Report on Form 10Q:

3.1	Articles of Incorporation as amended of Registrant included as exhibit 3.1 to the Registrant’s Form S-4, File No. 333-84534, which is incorporated by reference herein.

3.2	Bylaws of Registrant as amended on January 21, 2009, is included as exhibit 3.2 to the Registrant’s 10-K for December 31, 2008, which is incorporated by this reference herein.

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

10.1
Executive Salary Continuation Agreement of Andrew J. Ryback dated December 17, 2008, is included as exhibit 10.1 to the Registrant’s 10-K for December 31, 2008, which is incorporated by this reference herein.

10.2	Split Dollar Agreement of Andrew J. Ryback dated August 23, 2005, is included as Exhibit 10.2 to the Registrant’s 8-K filed on October 17, 2005, which is incorporated by this reference herein.

10.5	Employment Agreement of Douglas N. Biddle dated February 18, 2009, is included as Exhibit 10.05 to the Registrant’s 8-K filed on February 19, 2009, which is incorporated by this reference herein.

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

10.36	Form of Senior Executive Officer letter agreement, is included as exhibit 10.2 to Registrant’s 8-K filed on January 30, 2009, which is incorporated by this reference herein.

10.37	Deferred Fee Agreement of Alvin Blickenstaff.

10.40	2001 Stock Option Plan as amended is included as exhibit 99.1 of the Form S-8 filed July 23, 2002, File No. 333-96957, which is incorporated by this reference herein.

10.41	Form of Indemnification Agreement (Plumas Bancorp).

10.42	Form of Indemnification Agreement (Plumas Bank).

10.43	Plumas Bank 401(k) Profit Sharing Plan as amended is included as exhibit 99.1 of the Form S-8 filed February 14, 2003, File No. 333-103229, which is incorporated by this reference herein.

10.44	Executive Salary Continuation Agreement of Robert T. Herr dated June 4, 2002, is included as Exhibit 10.44 to the Registrant’s 10-Q for March 31, 2003, which is incorporated by this reference herein.

10.46	1991 Stock Option Plan as amended is included as Exhibit 10.46 to the Registrant’s 10-Q for September 30, 2004, which is incorporated by this reference herein.

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

10.49	Amended and Restated Plumas Bancorp Stock Option Plan is included as Exhibit 10.49 to the Registrant’s 10-Q for September 30, 2006, which is incorporated by this reference herein.

10.50	Executive Salary Continuation Agreement of Rose Dembosz, is included as exhibit 10.50 to the Registrant’s 10-K for December 31, 2008, which is incorporated by this reference herein.

10.51	First Amendment to Split Dollar Agreement of Andrew J. Ryback, is included as exhibit 10.51 to the Registrant’s 10-K for December 31, 2008, which is incorporated by this reference herein.

10.52
Executive Salary Continuation Agreement of Douglas N. Biddle dated December 17, 2008, is included as exhibit 10.52 to the Registrant’s 10-K for December 31, 2008, which is incorporated by this reference herein.

10.53
Second Amendment to Executive Salary Continuation Agreement of Douglas N. Biddle dated June 2, 1994 and Amended February 16, 2000, is included as exhibit 10.53 to the Registrant’s 10-K for December 31, 2008, which is incorporated by this reference herein.

10.54
First Amendment to Addendum A of Split Dollar Agreements of Douglas N. Biddle dated January 24, 2002, is included as exhibit 10.54 to the Registrant’s 10-K for December 31, 2008, which is incorporated by this reference herein.

10.55
First Amendment to Addendum B of Split Dollar Agreements of Douglas N. Biddle dated January 24, 2002, is included as exhibit 10.55 to the Registrant’s 10-K for December 31, 2008, which is incorporated by this reference herein.

10.56
Second Amendment to Executive Salary Continuation Agreement of Robert T. Herr dated June 4, 2002 and Amended September 15, 2004, is included as exhibit 10.56 to the Registrant’s 10-K for December 31, 2008, which is incorporated by this reference herein.

10.57
First Amendment to Split Dollar Agreements of Robert T. Herr dated September 15, 2004, is included as exhibit 10.57 to the Registrant’s 10-K for December 31, 2008, which is incorporated by this reference herein.

10.58
Executive Salary Continuation Agreement of Robert T. Herr dated December 17, 2008, is included as exhibit 10.58 to the Registrant’s 10-K for December 31, 2008, which is incorporated by this reference herein.

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

11	Computation of per share earnings appears in the attached 10-Q under Plumas Bancorp and Subsidiary Notes to Condensed Consolidated Financial Statements as Footnote 5 — Earnings Per Share.

31.1	Rule 13a-14(a) [Section 302] Certification of Principal Financial Officer dated May 13, 2009.

31.2	Rule 13a-14(a) [Section 302] Certification of Principal Executive Officer dated May 13, 2009.

32.1	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 dated May 13, 2009.

32.2	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 dated May 13, 2009.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PLUMAS BANCORP (Registrant)

Date: May 13, 2009

/s/ Andrew J. Ryback
Andrew J. Ryback
Executive Vice President Chief Financial Officer

/s/ Douglas N. Biddle
Douglas N. Biddle
President and Chief Executive Officer

EXHIBIT INDEX

Exhibit No.	Description

3.1	Articles of Incorporation as amended of Registrant included as exhibit 3.1 to the Registrant’s Form S-4, File No. 333-84534, which is incorporated by reference herein.

3.2	Bylaws of Registrant as amended on January 21, 2009, is included as exhibit 3.2 to the Registrant’s 10-K for December 31, 2008, which is incorporated by this reference herein.

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

10.1
Executive Salary Continuation Agreement of Andrew J. Ryback dated December 17, 2008, is included as exhibit 10.1 to the Registrant’s 10-K for December 31, 2008, which is incorporated by this reference herein.

10.2	Split Dollar Agreement of Andrew J. Ryback dated August 23, 2005, is included as Exhibit 10.2 to the Registrant’s 8-K filed on October 17, 2005, which is incorporated by this reference herein.

10.5	Employment Agreement of Douglas N. Biddle dated February 18, 2009, is included as Exhibit 10.05 to the Registrant’s 8-K filed on February 19, 2009, which is incorporated by this reference herein.

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

10.19	Consulting Agreement of Daniel E. West dated May 10, 2000, is included as Exhibit 10.19 to the Registrant’s 10-QSB for June 30, 2002, which is incorporated by this reference herein.

10.20	Split Dollar Agreements of Robert T. Herr dated September 15, 2004, is included as Exhibit 10.20 to the Registrant’s 8-K filed on September 17, 2004, which is incorporated by this reference herein.

Exhibit No.	Description

10.21	Amended and Restated Director Retirement Agreement of Alvin G. Blickenstaff dated April 19, 2000, is included as Exhibit 10.21 to the Registrant’s 10-QSB for June 30, 2002, which is incorporated by this reference herein.

10.22	Consulting Agreement of Alvin G. Blickenstaff dated May 8, 2000, is included as Exhibit 10.22 to the Registrant’s 10-QSB for June 30, 2002, which is incorporated by this reference herein.

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

10.36	Form of Senior Executive Officer letter agreement, is included as exhibit 10.2 to Registrant’s 8-K filed on January 30, 2009, which is incorporated by this reference herein.

10.37	Deferred Fee Agreement of Alvin Blickenstaff.

10.40	2001 Stock Option Plan as amended is included as exhibit 99.1 of the Form S-8 filed July 23, 2002, File No. 333-96957, which is incorporated by this reference herein.

10.41	Form of Indemnification Agreement (Plumas Bancorp).

10.42	Form of Indemnification Agreement (Plumas Bank).

10.43	Plumas Bank 401(k) Profit Sharing Plan as amended is included as exhibit 99.1 of the Form S-8 filed February 14, 2003, File No. 333-103229, which is incorporated by this reference herein.

10.44	Executive Salary Continuation Agreement of Robert T. Herr dated June 4, 2002, is included as Exhibit 10.44 to the Registrant’s 10-Q for March 31, 2003, which is incorporated by this reference herein.

10.46	1991 Stock Option Plan as amended is included as Exhibit 10.46 to the Registrant’s 10-Q for September 30, 2004, which is incorporated by this reference herein.

Exhibit No.	Description

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

10.49	Amended and Restated Plumas Bancorp Stock Option Plan is included as Exhibit 10.49 to the Registrant’s 10-Q for September 30, 2006, which is incorporated by this reference herein.

10.50	Executive Salary Continuation Agreement of Rose Dembosz, is included as exhibit 10.50 to the Registrant’s 10-K for December 31, 2008, which is incorporated by this reference herein.

10.51	First Amendment to Split Dollar Agreement of Andrew J. Ryback, is included as exhibit 10.51 to the Registrant’s 10-K for December 31, 2008, which is incorporated by this reference herein.

10.52
Executive Salary Continuation Agreement of Douglas N. Biddle dated December 17, 2008, is included as exhibit 10.52 to the Registrant’s 10-K for December 31, 2008, which is incorporated by this reference herein.

10.53
Second Amendment to Executive Salary Continuation Agreement of Douglas N. Biddle dated June 2, 1994 and Amended February 16, 2000, is included as exhibit 10.53 to the Registrant’s 10-K for December 31, 2008, which is incorporated by this reference herein.

10.54
First Amendment to Addendum A of Split Dollar Agreements of Douglas N. Biddle dated January 24, 2002, is included as exhibit 10.54 to the Registrant’s 10-K for December 31, 2008, which is incorporated by this reference herein.

10.55
First Amendment to Addendum B of Split Dollar Agreements of Douglas N. Biddle dated January 24, 2002, is included as exhibit 10.55 to the Registrant’s 10-K for December 31, 2008, which is incorporated by this reference herein.

10.56
Second Amendment to Executive Salary Continuation Agreement of Robert T. Herr dated June 4, 2002 and Amended September 15, 2004, is included as exhibit 10.56 to the Registrant’s 10-K for December 31, 2008, which is incorporated by this reference herein.

10.57
First Amendment to Split Dollar Agreements of Robert T. Herr dated September 15, 2004, is included as exhibit 10.57 to the Registrant’s 10-K for December 31, 2008, which is incorporated by this reference herein.

10.58
Executive Salary Continuation Agreement of Robert T. Herr dated December 17, 2008, is included as exhibit 10.58 to the Registrant’s 10-K for December 31, 2008, which is incorporated by this reference herein.

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

Exhibit No.	Description

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

11	Computation of per share earnings appears in the attached 10-Q under Plumas Bancorp and Subsidiary Notes to Condensed Consolidated Financial Statements as Footnote 5 — Earnings Per Share.

31.1	Rule 13a-14(a) [Section 302] Certification of Principal Financial Officer dated May 13, 2009.

31.2	Rule 13a-14(a) [Section 302] Certification of Principal Executive Officer dated May 13, 2009.

32.1	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 dated May 13, 2009.

32.2	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 dated May 13, 2009.