Form 10-Q
period 2009-06-30
PLUMAS BANCORP
filed 2009-08-14
CIK 1168455

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED June 30, 2009

☐	TRANSITION REPORT UNDER SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE TRANSITION PERIOD FROM                      TO                     .
COMMISSION FILE NUMBER: 000-49883
PLUMAS BANCORP
(Exact Name of Registrant as Specified in Its Charter)

California (State or Other Jurisdiction of Incorporation or Organization)	75-2987096 (I.R.S. Employer Identification No.)

35 S. Lindan Avenue, Quincy, California (Address of Principal Executive Offices)	95971 (Zip Code)
Registrant’s Telephone Number, Including Area Code (530) 283-7305
Indicated by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer ☐	Accelerated Filer ☐	Non-Accelerated Filer ☐	Smaller Reporting Company ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of August 10, 2009 4,776,339 shares

PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
PLUMAS BANCORP
CONDENSED CONSOLIDATED BALANCE SHEET
(Unaudited)
(In thousands, except share data)

	June 30,	December 31,
	2009	2008

Assets
Cash and due from banks	$11,207	$18,791
Federal funds sold	—	—

Cash and cash equivalents	11,207	18,791
Investment securities (fair value of $54,996 at June 30, 2009 and $38,606 at December 31, 2008)	54,739	38,374
Loans, less allowance for loan losses of $9,882 at June 30, 2009 and $7,224 at December 31, 2008 (Notes 3 and 4)	353,914	359,072
Premises and equipment, net	15,193	15,764
Intangible assets, net	735	821
Bank owned life insurance	9,938	9,766
Real estate and vehicles acquired through foreclosure	3,962	4,277
Accrued interest receivable and other assets	13,332	10,310

Total assets	$463,020	$457,175

Liabilities and Shareholders’ Equity

Deposits:
Non-interest bearing	$106,059	$112,783
Interest bearing	292,738	258,710

Total deposits	398,797	371,493
Short-term borrowings	5,000	34,000
Accrued interest payable and other liabilities	6,131	5,935
Junior subordinated deferrable interest debentures	10,310	10,310

Total liabilities	420,238	421,738

Commitments and contingencies (Note 4)	—	—

Shareholders’ equity:
Serial preferred stock, no par value; 10,000,000 shares authorized; 11,949 issued and outstanding at June 30, 2009	11,552	—
Common stock, no par value; 22,500,000 shares authorized; issued and outstanding — 4,776,339 shares at June 30, 2009 and 4,775,339 shares at December 31, 2008	5,843	5,302
Retained earnings	25,025	29,818
Accumulated other comprehensive income (Note 6)	362	317

Total shareholders’ equity	42,782	35,437

Total liabilities and shareholders’ equity	$463,020	$457,175

See notes to unaudited condensed consolidated financial statements.

PLUMAS BANCORP
CONDENSED CONSOLIDATED STATEMENT OF INCOME
(Unaudited)
(In thousands, except per share data)

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2009	2008	2009	2008
Interest Income:
Interest and fees on loans	$5,364	$5,966	$10,466	$12,190
Interest on investment securities:
Taxable	411	358	744	769
Exempt from Federal income taxes	118	128	237	255
Interest on Federal funds sold	—	1	—	2

Total interest income	5,893	6,453	11,447	13,216

Interest Expense:
Interest on deposits	776	1,124	1,539	2,670
Interest on short-term borrowings	18	61	35	95
Interest on junior subordinated deferrable interest debentures	99	138	209	329
Other	2	6	5	10

Total interest expense	895	1,329	1,788	3,104

Net interest income before provision for loan losses	4,998	5,124	9,659	10,112
Provision for Loan Losses	5,850	470	8,750	990

Net interest income after provision for loan losses	(852)	4,654	909	9,122

Non-Interest Income:
Service charges	947	969	1,853	1,922
Earnings on Bank owned life insurance policies	108	104	215	207
Other	144	332	297	626

Total non-interest income	1,199	1,405	2,365	2,755

Non-Interest Expenses:
Salaries and employee benefits	2,710	2,710	5,590	5,466
Occupancy and equipment	936	975	1,933	1,934
Other	2,271	1,308	3,634	2,553

Total non-interest expenses	5,917	4,993	11,157	9,953

Income (loss) before provision for income taxes	(5,570)	1,066	(7,883)	1,924
Provision (Benefit) for Income Taxes	(2,339)	369	(3,376)	651

Net income (loss)	$(3,231)	$697	$(4,507)	$1,273
Preferred Stock Dividends and Discount Accretion	(171)	—	(287)	—

Net income (loss) available to common shareholders	$(3,402)	$697	$(4,794)	$1,273

Basic earnings (loss) per share (Note 5)	$(0.71)	$0.14	$(1.00)	$0.26

Diluted earnings (loss) per share (Note 5)	$(0.71)	$0.14	$(1.00)	$0.26

Common dividends per share	$—	$0.16	$—	$0.16

See notes to unaudited condensed consolidated financial statements.

PLUMAS BANCORP
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited)
(In thousands)

	For the Six Months
	Ended June 30,
	2009	2008
Cash Flows from Operating Activities:
Net income (loss)	$(4,507)	$1,273
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	8,750	990
Change in deferred loan origination costs/fees, net	(9)	164
Depreciation and amortization	1,000	1,014
Stock-based compensation expense	129	144
Amortization of investment security premiums	85	32
Accretion of investment security discounts	(30)	(32)
Net gain on disposal/sale of premises and equipment	—	7
Net loss on sale of vehicles owned	37	11
Earnings on Bank owned life insurance policies	(172)	(166)
Net loss on sale of real estate	104	—
Provision for losses on other real estate	356	39
(Increase) decrease in accrued interest receivable and other assets	(3,340)	178
Increase (decrease) in accrued interest payable and other liabilities	119	(291)

Net cash provided by operating activities	2,522	3,363

Cash Flows from Investing Activities:
Proceeds from matured and called available-for-sale investment securities	7,000	7,975
Proceeds from matured and called held-to-maturity investment securities	250	—
Purchases of available-for-sale investment securities	(27,212)	(993)
Proceeds from principal repayments from available-for-sale government-guaranteed mortgage-backed securities	3,618	1,499
Net increase in loans	(4,655)	(6,509)
Proceeds from sale of other vehicles	180	217
Proceeds from sale of other real estate	855	—
Purchase of premises and equipment	(201)	(1,526)

Net cash (used in) provided by investing activities	(20,165)	663

Continued on next page.

PLUMAS BANCORP
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited)
(In thousands)
(Continued)

	For the Six Months
	Ended June 30,
	2009	2008
Cash Flows from Financing Activities:
Net increase in demand, interest bearing and savings deposits	$23,078	$3,154
Net increase (decrease) increase in time deposits	4,226	(20,065)
Net (decrease) increase in short-term borrowings	(29,000)	17,000
Net proceeds from exercise of stock options	5	21
Payment of cash dividends on common stock	—	(770)
Payment of cash dividends on preferred stock	(174)	—
Issuance of preferred stock, net of discount	11,517	—
Issuance of common stock warrant	407	—
Repurchase and retirement of common stock	—	(670)

Net cash provided by (used in) financing activities	10,059	(1,330)

(Decrease) increase in cash and cash equivalents	(7,584)	2,696
Cash and Cash Equivalents at Beginning of Year	18,791	13,207

Cash and Cash Equivalents at End of Period	$11,207	$15,903

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:
Interest expense	$1,820	$3,434
Income taxes	$65	$975

Non-Cash Investing Activities:
Real estate and vehicles acquired through foreclosure	$1,072	$2,155
Net change in unrealized loss on available-for-sale securities	$45	$73
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
2. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
The condensed consolidated financial statements include the accounts of the Company and the accounts of its wholly-owned subsidiary, Plumas Bank. Plumas Statutory Trust I and Plumas Statutory Trust II are not consolidated into the Company’s consolidated financial statements and, accordingly, are accounted for under the equity method. In the opinion of management, the unaudited condensed consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the Company’s financial position at June 30, 2009 and December 31, 2008 and its results of operations for the three-month and six-month periods ended June 30, 2009 and 2008 and its cash flows for the six-month periods ended June 30, 2009 and 2008. Certain reclassifications have been made to prior period’s balances to conform to classifications used in 2009.
The unaudited condensed consolidated financial statements of the Company have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim reporting on Form 10-Q. Accordingly, certain disclosures normally presented in the notes to the annual consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been omitted. The Company believes that the disclosures are adequate to make the information not misleading. These interim financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s 2008 Annual Report to Shareholders on Form 10-K. The results of operations for the three-month and six-month periods ended June 30, 2009 may not necessarily be indicative of future operating results. In preparing such financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the balance sheet and revenues and expenses for the periods reported. Actual results could differ significantly from those estimates.
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

3. LOANS
Outstanding loans are summarized below, in thousands:

	June 30,	December 31,
	2009	2008
Commercial	$44,504	$42,528
Agricultural	41,905	36,020
Real estate — mortgage	152,400	151,943
Real estate — construction and land development	66,466	73,820
Consumer	58,233	61,706

	363,508	366,017
Deferred loan costs, net	288	279
Allowance for loan losses	(9,882)	(7,224)

	$353,914	$359,072

Changes in the allowance for loan losses were as follows, in thousands:

	June 30,	December 31,
	2009	2008
Balance, beginning of year	$7,224	$4,211
Provision charged to operations	8,750	4,600
Losses charged to allowance	(6,241)	(1,783)
Recoveries	149	196

Balance, end of period	$9,882	$7,224

The recorded investment in loans that were considered to be impaired totaled $29,323,000 and $26,444,000 at June 30, 2009 and December 31, 2008, respectively. The related allowance for loan losses for impaired loans was $4,790,000 and $3,132,000 at June 30, 2009 and December 31, 2008, respectively.
4. COMMITMENTS AND CONTINGENCIES
The Company is party to claims and legal proceedings arising in the ordinary course of business. In the opinion of the Company’s management, the amount of ultimate liability with respect to such proceedings will not have a material adverse effect on the financial condition or result of operations of the Company taken as a whole.
In the normal course of business, there are various outstanding commitments to extend credit, which are not reflected, in the financial statements, including loan commitments of $71,489,000 and $78,787,000 and stand-by letters of credit of $228,000 and $534,000 at June 30, 2009 and December 31, 2008, respectively.
Of the loan commitments outstanding at June 30, 2009, $12,767,000 are real estate construction loan commitments that are expected to fund within the next twelve months. The remaining commitments primarily relate to revolving lines of credit or other commercial loans, and many of these are expected to expire without being drawn upon. Therefore, the total commitments do not necessarily represent future cash requirements. Each loan commitment and the amount and type of collateral obtained, if any, are evaluated on an individual basis. Collateral held varies, but may include real property, bank deposits, debt or equity securities or business assets.
Stand-by letters of credit are conditional commitments written to guarantee the performance of a customer to a third party. These guarantees are primarily related to the purchases of inventory by commercial customers and are typically short-term in nature. Credit risk is similar to that involved in extending loan commitments to customers and accordingly, evaluation and collateral requirements similar to those for loan commitments are used. The deferred liability related to the Company’s stand-by letters of credit was not significant at June 30, 2009 or December 31, 2008.

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

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
(In thousands, except per share data)	2009	2008	2009	2008
Net Income (loss):
Net income (loss)	$(3,231)	$697	$(4,507)	$1,273
Dividends accrued and discount accreted on preferred shares	(171)	—	(287)	—

Net income (loss) available to common shareholders	$(3,402)	$697	$(4,794)	$1,273

Earnings Per Share:
Basic earnings per share	$(0.71)	$0.14	$(1.00)	$0.26
Diluted earnings per share	$(0.71)	$0.14	$(1.00)	$0.26
Weighted Average Number of Shares Outstanding:
Basic shares	4,776	4,822	4,776	4,841
Diluted shares	4,776	4,849	4,776	4,868
Shares of common stock issuable under stock options for which the exercise prices were greater than the average market prices were not included in the computation of diluted earnings per share due to their antidilutive effect. When a net loss occurs, no difference in earnings per share is calculated because the conversion of potential common stock is anti-dilutive. Stock options not included in the computation of diluted earnings per share, due to their antidilutive effect, were 359,000 for the three months ended June 30, 2008 and 335,000 for the six months ended June 30, 2008.
6. COMPREHENSIVE INCOME
Total comprehensive income (loss) for the three months ended June 30, 2009 and 2008 totaled $(3,295,000) and $429,000, respectively. Comprehensive income (loss) is comprised of unrealized losses, net of taxes, on available-for-sale investment securities, which were $(64,000) and $(268,000) for the three months ended June 30, 2009 and 2008, respectively, together with net income (loss).
Total comprehensive income (loss) for the six months ended June 30, 2009 and 2008 totaled $(4,462,000) and $1,346,000, respectively. Comprehensive income (loss) is comprised of unrealized gains, net of taxes, on available-for-sale investment securities, which were $45,000 and $73,000 for the six months ended June 30, 2009 and 2008, respectively, together with net income (loss).
At June 30, 2009 and December 31, 2008, accumulated other comprehensive income totaled $362,000 and $317,000, respectively, and is reflected, net of taxes, as a component of shareholders’ equity.
7. STOCK-BASED COMPENSATION
In 2001 and 1991, the Company established Stock Option Plans for which 873,185 shares of common stock remain reserved for issuance to employees and directors and 469,219 shares are available for future grants under incentive and nonstatutory agreements as of June 30, 2009. The Company did not grant options during the six months ended June 30, 2009. The Company granted 90,300 options during the six months ended June 30, 2008. The weighted average grant date fair value of options granted for the six months ended June 30, 2008 was $2.54.

Compensation cost related to stock options recognized in operating results under SFAS No. 123R was $64,000 and $75,000 for the quarters ended June 30, 2009 and 2008, respectively. The associated future income tax benefit recognized was $5,000 and $6,000 for the quarters ended June 30, 2009 and 2008, respectively. Compensation cost related to stock options recognized in operating results under SFAS No. 123R was $129,000 and $144,000 for the six months ended June 30, 2009 and 2008, respectively. Compensation expense is recognized over the vesting period on a straight-line basis. The associated future income tax benefit recognized was $10,000 and $12,000 for the six months ended June 30, 2009 and 2008, respectively.
In accordance with SFAS 123 (R) the Company has presented excess tax benefits from the exercise of stock-based compensation awards as a financing activity in the consolidated statement of cash flows.
The following table summarizes information about stock option activity for the six months ended June 30, 2009:

			Weighted
			Average
		Weighted	Remaining
		Average	Contractual
		Exercise	Term	Intrinsic Value
	Shares	Price	(in years)	(in thousands)
Options outstanding at December 31, 2008	466,956	$13.38
Options granted	—	—
Options exercised	(1,000)	5.43
Options cancelled	(61,990)	12.38

Options outstanding at June 30, 2009	403,966	$13.56	5.2	$—

Options exercisable at June 30, 2009	261,031	$13.06	4.7	$—

Expected to vest after June 30, 2009	134,277	$14.46	6.1	$—

The total intrinsic value of options (which is the amount by which the stock price exceeded the exercise price of the options on the date of exercise) exercised during the six months ended June 30, 2009 was $1,000 with the amount of cash received from the exercise of those stock options totaling $5,000.
At June 30, 2009, there was $424,000 of total unrecognized compensation cost related to non-vested stock option awards which is expected to be recognized over a weighted-average period of 1.9 years. The total fair value of options vested during the six months ended June 30, 2009 was $207,000.
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

Interest expense and penalties associated with unrecognized tax benefits, if any, are classified as income tax expense in the consolidated statement of income. There have been no significant changes to unrecognized tax benefits or accrued interest and penalties for the quarter ended June 30, 2009.
9. FAIR VALUE MEASUREMENT
Fair Value of Financial Instruments
The estimated fair values of the Company’s financial instruments are as follows:

	June 30, 2009		December 31, 2008
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Financial assets:
Cash and cash equivalents	$11,207,000	$11,207,000	$18,791,000	$18,791,000
Investment securities	54,739,000	54,996,000	38,374,000	38,606,000
Loans	353,914,000	365,098,000	359,072,000	363,811,000
Cash surrender value of life insurance policies	9,938,000	9,938,000	9,766,000	9,766,000
Accrued interest receivable	2,212,000	2,212,000	2,063,000	2,063,000

Financial liabilities:
Deposits	$398,797,000	$398,986,000	$371,493,000	$371,761,000
Short-term borrowings	5,000,000	5,000,000	34,000,000	34,000,000
Junior subordinated deferrable interest debentures	10,310,000	2,649,000	10,310,000	2,420,000
Accrued interest payable	456,000	456,000	487,000	487,000
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
The following methods and assumptions were used by management to estimate the fair value of its financial instruments at June 30, 2009 and December 31, 2008:
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
The fair value of impaired loans is based on either the estimated fair value of underlying collateral or estimated cash flows, discounted at the loans effective rate. Assumptions regarding credit risk, and cash flows are determined using available market information and specific borrower information.
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
The following tables present information about the Company’s assets and liabilities measured at fair value on a recurring and non recurring basis as of June 30, 2009, and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value based on the hierarchy:
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

Assets and liabilities measured at fair value on a recurring basis are summarized below:

Fair Value Measurements at June 30, 2009 Using
Quoted Prices in
		Active Markets for	Significant Other	Significant
		Identical Assets	Observable Inputs	Unobservable Inputs
	Total Fair Value	(Level 1)	(Level 2)	(Level 3)

Assets:
Available-for- sale securities	$42,421,000	$19,383,000	$23,038,000	$—

The fair value of securities available for sale equals quoted market price, if available. If quoted market prices are not available, fair value is determined using quoted market prices for similar securities. There were no changes in the valuation techniques used during 2009. Changes in fair market value are recorded in other comprehensive income.
Assets and liabilities measured at fair value on a non-recurring basis are summarized below:

		Fair Value Measurements at June 30, 2009 Using
		Quoted Prices in
		Active Markets for	Significant Other	Significant
		Identical Assets	Observable Inputs	Unobservable Inputs
	Total Fair Value	(Level 1)	(Level 2)	(Level 3)

Assets:
Impaired loans	$20,504,000	$—	$20,504,000	$—
Other real estate owned	3,896,000	—	3,896,000	—

	$24,400,000	$—	$24,400,000	$—

Impaired loans measured at fair value, all of which are measured for impairment using the fair value of the collateral as they are virtually all collateral dependent loans, had a principal balance of $25,294,000 with a related valuation allowance of $4,790,000 at June 30, 2009. There were no changes in the valuation techniques used during 2009. Declines in the collateral values of impaired loans during 2009 were $7.1 million which was reflected as additional specific allocations of the allowance for loan losses and/or partial charge-offs of the impaired loan.
Other real estate owned is fair valued at the lower of cost or fair value based on property appraisals at the time of transfer and as appropriate thereafter, less estimated costs to sell. Estimated costs to sell OREO were based on standard market factors. Management periodically reviews OREO to determine whether the property continues to be carried at the lower of its recorded book value or estimated fair value, net of estimated costs to sell.

10. RECENT ACCOUNTING DEVELOPMENTS
In April 2009, the Financial Accounting Standards Board (FASB) issued the following three FASB Staff Positions (FSPs) intended to provide additional guidance and enhance disclosures regarding fair value measurements and impairment of securities:
FSP FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly, provides additional guidance for estimating fair value in accordance with SFAS No. 157 when the volume and level of activity for the asset or liability have decreased significantly. FSP FAS 157-4 also provides guidance on identifying circumstances that indicate a transaction is not orderly. The provisions of FSP FAS 157-4 were adopted by the Company on April 1, 2009 and did not have a significant effect on the Company’s financial position or results of operations.
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
FSP FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments, amends current other-than-temporary impairment guidance in GAAP for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements. This FSP does not amend existing recognition and measurement guidance related to other-than-temporary impairments of equity securities. The provisions of FSP FAS 115-2 and FAS 124-2 were adopted by the Company on April 1, 2009. Management has determined that there was no material effect on the Company’s financial position or results of operations from the adoption of the standards.
On May 28, 2009, the FASB issued SFAS No. 165, Subsequent Events (“SFAS 165”). Under SFAS 165, companies are required to evaluate events and transactions that occur after the balance sheet date but before the date the financial statements are issued, or available to be issued in the case of non-public entities. SFAS 165 requires entities to recognize in the financial statements the effect of all events or transactions that provide additional evidence of conditions that existed at the balance sheet date, including the estimates inherent in the financial preparation process. Entities shall not recognize the impact of events or transactions that provide evidence about conditions that did not exist at the balance sheet date but arose after that date. SFAS 165 also requires entities to disclose the date through which subsequent events have been evaluated. SFAS 165 was effective for interim and annual reporting periods ending after June 15, 2009. The Company adopted the provisions of SFAS 165 for the quarter ended June 30, 2009, as required, and adoption did not have a material impact on the Company’s financial statements taken as a whole. The Company evaluated subsequent events for potential recognition and/or disclosure through August 13, 2009, the date the consolidated financial statements were issued.
On June 12, 2009, the FASB issued SFAS No. 166, Accounting for Transfers of Financial Assets (“SFAS 166”), and SFAS No.167, Amendments to FASB Interpretation No. 46(R) (“SFAS 167”), which will change the way entities account for securitizations and special-purpose entities.
These standards will require more information about transfers of financial assets, including securitization transactions, and where companies have continuing exposure to the risks related to transferred financial assets. SFAS 166 also eliminates the concept of a “qualifying special-purpose entity” and changes the requirements for derecognizing financial assets and requires additional disclosures.
SFAS 167 is a revision to FASB Interpretation No. 46(R), Consolidation of Variable Interest Entities, and changes how a company determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. The determination of whether a company is required to consolidate an entity is based on, among other things, an entity’s purpose and design and a company’s ability to direct the activities of the entity that most significantly impact the entity’s economic performance.

Both SFAS 166 and SFAS 167 will be effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period and for interim and annual reporting periods thereafter. Earlier application is prohibited. The recognition and measurement provisions of SFAS 166 shall be applied to transfers that occur on or after the effective date. The Company will adopt both SFAS 166 and SFAS 167 on January 1, 2010, as required. Management has not determined the impact adoption may have on the Company’s consolidated financial statements.
On June 29, 2009, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 168, The FASB Accounting Standards CodificationTM and the Hierarchy of Generally Accepted Accounting Principles — a replacement of FASB Statement No. 162 (“SFAS 168”). SFAS 168 establishes the FASB Accounting Standards CodificationTM as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with US GAAP. SFAS 168 will be effective for financial statements issued for interim and annual periods ending after September 15, 2009. On the effective date, all non-SEC accounting and reporting standards will be superseded. The Company will adopt SFAS 168 for the quarterly period ended September 30, 2009, as required, and adoption is not expected to have a material impact on the Company’s financial statements taken as a whole.
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
INTRODUCTION
The following discussion and analysis sets forth certain statistical information relating to the Company as of June 30, 2009 and December 31, 2008 and for the three and six month periods ended June 30, 2009 and 2008. This discussion should be read in conjunction with the condensed consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q and the consolidated financial statements and notes thereto included in Plumas Bancorp’s Annual Report filed on Form 10-K for the year ended December 31, 2008.
Plumas Bancorp trades on The NASDAQ Capital Market under the ticker symbol “PLBC”.

CASH DIVIDEND
As it is the Company’s philosophy to pay dividends out of current period earnings, on April 24, 2009, the Company announced that it would be suspending its semi-annual dividend for the first half of 2009. During 2008 the Company paid two semi-annual cash dividends, the first was 16 cents per share paid on May 16, 2008 and the second was 8 cents per share paid on November 21, 2008. The Company’s Board of Directors will continue to evaluate the payment of a semi-annual common stock cash dividend in future quarters.
CRITICAL ACCOUNTING POLICIES
There have been no changes to the Company’s critical accounting policies from those disclosed in the Company’s 2008 Annual Report to Shareholders’ on Form 10-K.
OVERVIEW
The Company recorded a net loss of $4.51 million or ($1.00) per share for the six months ended June 30, 2009, down from net income of $1.27 million or $0.26 per share for the six months ended June 30, 2008. This decline in earnings resulted from a decline in net interest income of $453 thousand, an increase in the provision for loan losses of $7.76 million, a decline in non-interest income of $390 thousand, an increase in non-interest expense of $1.20 million and offset by a $4.03 million decrease in tax provision. The increase in the loan loss provision includes the effect of an increase in net loan charges offs from $746 thousand during the first half of 2008 to $6.1 million during the current six month period and reflects our evaluation of the required level of the allowance for loan losses necessary in the current economic environment. The increase in non-interest expense includes increases of $554 thousand in FDIC assessments and an increase of $317 thousand in the provision for OREO losses. Related to the reduction in pre-tax earnings the provision (benefit) for income taxes declined by $4.03 million from expense of $651 thousand during the six months ended June 30, 2008 to a benefit of $3.38 million during the current six month period.
Net income (loss) allocable to common shareholders declined from net income of $1.27 million during the six months ended June 30, 2008 to a net loss of $4.8 million during the current six month period. Included in the 2009 loss was the net loss described above of $4.51 million and an additional $287 thousand which represents dividends paid and accrued and discount amortized on preferred stock.
Total assets increased from $457 million at December 31, 2008 to $463 million at June 30, 2009. An increase of $16.4 million in investment securities offset decreases of $7.6 million in cash and cash equivalents and $5.2 million in net loans. Deposits increased by $27.3 million to $398.8 million, and related to the issuance of $11.9 million in preferred stock under the government’s Capital Purchase Program (“CPP”), shareholders’ equity increased by $7.3 million. Funds generated from the increase in deposits and the preferred stock issuance were utilized to fund the increase in investments and to reduce short-term borrowings. Short-term borrowings declined by $29 million from $34 million at December 31, 2008 to $5 million at June 30, 2009.
The annualized return (loss) on average assets was (1.94)% for the six months ended June 30, 2009 down from 0.57% for the same period in 2008. The annualized return (loss) on average common equity was (27.4)% for the six months ended June 30, 2009 down from 6.9% for the same period in 2008.
RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED JUNE 30, 2009
Net interest income before provision for loan losses. Net interest income, on a nontax-equivalent basis, for the six months ended June 30, 2009 was $9.7 million, a decline of $453 thousand from the $10.1 million earned during the same period in 2008. Decreases in the yield on the Company’s loan and investment portfolios and an increase in the average balance of short-term borrowings were partially offset by declines in the average balances and rates paid on time deposits, an increase in the average balance in the loan portfolio and a decline in the rate paid on short-term borrowings, NOW and savings deposits and junior subordinated debentures. Net interest margin for the six months ended June 30, 2009 decreased 35 basis points, or 7%, to 4.70%, down from 5.05% for the same period in 2008.

Interest income decreased $1.8 million or 13%, to $11.4 million for the six months ended June 30, 2009 primarily as a result of a decline in loan yield. Interest and fees on loans decreased $1.7 million to $10.5 million for the six months ended June 30, 2009 as compared to $12.2 million during the first half of 2008. The average rate earned on the Company’s loan balances decreased 116 basis points to 5.82% during the first six months of 2009 compared to 6.98% during the first six months of 2008. The decline in loan yield reflects a large decline in market interest rates as illustrated by a decline in the prime interest rate from 7.25% at January 1, 2008 to 3.25% at June 30, 2009. Additionally, our nonperforming loans have significantly increased during the comparison periods. While nonperforming loans are included in the average balance of loans, the vast majority of these loans are not accruing interest. The result is a decrease in loan yield and a decrease in net interest margin. Partially offsetting the decline in yield was a 3% increase in the average balance of loans outstanding from $351 million for the six month period ended June 30, 2008 to $363 million for the six months ended June 30, 2009. The Company experienced a decline of $43 thousand in interest on investment securities related to a 24 basis point decline in yields from 4.06% during the 2008 period to 3.82% during the current six month period. The effect of the decline in yield was partially offset by a small increase in the average balance of these securities.
Interest expense decreased $1.3 million to $1.8 million for the six months ended June 30, 2009, down from $3.1 million for the same period in 2008. This reduction relates to a decrease in the rates paid on our interest-bearing liabilities and a decrease in the average balances of our time deposits partially offset by an increase in the average balance of our short-term borrowings. Average time deposits declined by $19.3 million, and the average rate paid on these deposits declined by 148 basis points from 3.60% during the first half of 2008 to 2.12% during the current six month period. During 2007 and into 2008 we offered a promotional time deposit product. Early in 2008 we stopped offering this product and allowed these higher rate promotional time deposits to mature, while increasing the level of short-term borrowings which offered favorable interest rates in comparison to rates we would have had to pay to attract additional time deposits. The decline in the average balance of time deposits primarily relates to the maturity of these promotional time deposits while the decline in rate paid on time deposits includes the effect of the maturity of the promotional time balances as well as a decline in market interest rates.
Interest expense on NOW accounts declined by $54 thousand as an increase in the average balance in these accounts of $10.4 million was offset by a decline in the average rate paid from 0.87% during the 2008 period to 0.64% in the current six month period. Interest expense on money market accounts increased by $40 thousand related to both an increase in average balance and an increase in the average rate paid. The rate paid on these accounts increased by 11 basis points from 0.76% during the six months ended June 30, 2008 to 0.87% during the six months ended June 30, 2009. The increase in rate and average balance is associated with the introduction of a new corporate sweep product which offers a tiered rate structure that rewards customers with a higher rate for maintaining larger balances. Interest on short-term borrowings decreased by $60 thousand as a decline in the rate paid on these borrowings of 224 basis points from 2.5% to 0.26% was mostly offset by an increase in average balance. Interest expense paid on junior subordinated debentures, which fluctuates with changes in the 3-month London Interbank Offered Rate (LIBOR) rate, decreased by $120 thousand as a result of a decrease in the LIBOR rate.

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

	For the Six Months Ended June 30, 2009			For the Six Months Ended June 30, 2008
	Average Balance	Interest	Yield/	Average Balance	Interest	Yield/
	(in thousands)	(in thousands)	Rate	(in thousands)	(in thousands)	Rate

Interest-earning assets:
Loans (1) (2)	$362,547	$10,466	5.82%	$351,450	$12,190	6.98%
Investment securities (1)	51,809	981	3.82%	50,779	1,024	4.06%
Federal funds sold	25	—	2.05%	164	2	2.45%

Total interest-earning assets	414,381	11,447	5.57%	402,393	13,216	6.60%

Cash and due from banks	21,870			11,947
Other assets	33,094			31,842

Total assets	$469,345			$446,182

Interest-bearing liabilities:
NOW deposits	$84,927	269	0.64%	$74,518	323	0.87%
Money market deposits	41,219	177	0.87%	36,037	137	0.76%
Savings deposits	50,101	46	0.19%	47,404	83	0.35%
Time deposits	99,606	1,047	2.12%	118,912	2,127	3.60%

Total deposits	275,853	1,539	1.13%	276,871	2,670	1.94%

Short-term borrowings	27,609	35	0.26%	7,633	95	2.50%
Other interest-bearing liabilities	218	5	4.62%	309	10	6.51%
Junior subordinated debentures	10,310	209	4.09%	10,310	329	6.42%

Total interest-bearing liabilities	313,990	1,788	1.15%	295,123	3,104	2.12%

Non-interest bearing deposits	104,811			108,142
Other liabilities	5,427			5,570
Shareholders’ equity	45,117			37,347

Total liabilities & equity	$469,345			$446,182

Cost of funding interest-earning assets (3)			0.87%			1.55%
Net interest income and margin (4)		$9,659	4.70%		$10,112	5.05%

(1)	Not computed on a tax-equivalent basis.

(2)	Net loan costs included in loan interest income for the six-month periods ended June 30, 2009 and 2008 were $85 thousand and $151 thousand, respectively.

(3)	Total annualized interest expense divided by the average balance of total earning assets.

(4)	Annualized net interest income divided by the average balance of total earning assets.

The following table sets forth changes in interest income and interest expense for the six-month periods indicated and the amount of change attributable to variances in volume, rates and the combination of volume and rates based on the relative changes of volume and rates:

	2009 over 2008 change in net interest income
	for the six months ended June 30
	(in thousands)
	Volume (1)	Rate (2)	Mix (3)	Total

Interest-earning assets:
Loans	$384	$(2,011)	$(97)	$(1,724)
Investment securities	21	(60)	(4)	(43)
Federal funds sold	(2)	—	—	(2)

Total interest income	403	(2,071)	(101)	(1,769)

Interest-bearing liabilities:
NOW deposits	45	(86)	(13)	(54)
Money market deposits	20	18	2	40
Savings deposits	5	(39)	(3)	(37)
Time deposits	(344)	(871)	135	(1,080)
Short-term borrowings	248	(85)	(223)	(60)
Other interest-bearing liabilities	(3)	(3)	1	(5)
Junior subordinated debentures	—	(120)	—	(120)

Total interest expense	(29)	(1,186)	(101)	(1,316)

Net interest income	$432	$(885)	$—	$(453)

(1)	The volume change in net interest income represents the change in average balance divided by the previous year’s rate.

(2)	The rate change in net interest income represents the change in rate multiplied by the previous year’s average balance.

(3)	The mix change in net interest income represents the change in average balance multiplied by the change in rate.
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
The Company recorded $8.75 million in provision for loan losses for the six months ended June 30, 2009, an increase of $7.8 million from the $990 thousand recorded during the six months ended June 30, 2008. The Company has experienced a higher level of net loan charge-offs and nonperforming loans related to the significant economic slow down affecting California and Nevada. In response, the Company has increased its level of allowance for loan losses to total loans from 1.25% at June 30, 2008 to 1.97% at December 31, 2008 and to 2.72% at June 30, 2009. The allowance for loan losses has increased from $4.5 million at June 30, 2008 to $7.2 million at December 31, 2008 and $9.9 million at June 30, 2009. Net charge-offs as an annualized percentage of average loans increased from 0.43% during the first half of 2008 to 3.39% during the six months ended June 30, 2009. Nonperforming loans increased from $1.9 million at June 30, 2008 to $26.7 million at December 31, 2008 and $31.3 million at June 30, 2009. The increase in nonperforming loans from the June 30, 2008 balance is primarily related to six separate loan relationships which are secured by commercial real estate and are primarily classified as construction and loan development loans. These loans have a total principal balance at June 30, 2009 of $23.1 million. Included in the allowance for loan losses are specific reserves on nonperforming loans of $4.8 million of which $4.4 million relate to these six relationships. In addition, we have recorded charge-offs totaling $3.6 million which relate to these same six relationships.

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
Non-interest income. During the six months ended June 30, 2009 non-interest income decreased by $390 thousand to $2.4 million, from $2.8 million during the six months ended June 30, 2008. The largest component of this decrease was $130 in losses incurred on the sale of repossessed vehicles and foreclosed real estate. Losses during 2009 on vehicle sales totaled $37 thousand and realized losses on the sale of foreclosed real estate (OREO) totaled $104 thousand.
Other significant reductions in non-interest income include a $69 thousand decline in service charge income related to a decline in overdraft income, a $69 thousand reduction in gain on sale of loans, a $53 thousand decline in official check fees and a $57 thousand decline in dividends received from the Federal Home Loan Bank of San Francisco (FHLB). Gains on sale of loans relate to government guaranteed loans sold into the secondary market. Official checks fees represent fees paid by a third party processor for the processing of our cashier and expense checks. These fees are indexed to the federal funds rate and the decrease in income from this item is primarily related to the decline in the federal funds rate. Additionally, during mid 2008 the processor changed the fee structure further reducing fees that we earn under this relationship. The FHLB has not paid a dividend during the first two quarters of 2009; however, on July 30, 2009, the FHLB declared a cash dividend for the second quarter of 2009 at an annualized dividend rate of 0.84% payable during August 2009.

The following table describes the components of non-interest income for the six-month periods ending June 30, 2009 and 2008, dollars in thousands:

	For the Six Months
	Ended June 30,		Dollar	Percentage
	2009	2008	Change	Change
Service charges on deposit accounts	$1,853	$1,922	$(69)	-3.6%
Earnings on life insurance policies	215	207	8	3.9%
Merchant processing income	112	125	(13)	-10.4%
Customer service fees	59	57	2	3.5%
Investment services income	47	78	(31)	-39.7%
Safe deposit box and night depository income	34	34	—	—%
Official check fees	10	63	(53)	-84.1%
Gain on sale of loans	10	79	(69)	-87.3%
Federal Home Loan Bank dividends	—	57	(57)	-100.0%
Loss on sale of real estate and vehicles	(141)	(11)	(130)	-1,181.8%
Other	166	144	22	15.3%

Total non-interest income	$2,365	$2,755	$(390)	-14.2%

Non-interest expenses. During the six months ended June 30, 2009, total non-interest expense increased by $1.2 million, or 12%, to $11.2 million, up from $10.0 million for the comparable period in 2008. This increase in non-interest expense was primarily the result of an increase in FDIC insurance assessments of $554 thousand and an increase in the provision for OREO losses of $317 thousand. Other significant increases included $124 thousand in salaries and employee benefits, $117 thousand in professional fees, $122 thousand in loan and collection costs and $230 thousand in other expense. These items were partially offset by reductions in advertising, business development costs, deposit premium amortization and a one-time reduction in insurance expense.
During 2009 the FDIC has increased regular assessments and implemented a special assessment resulting in a significant increase in FDIC assessments. Additionally, during the first quarter of 2008 the Company was able to use its remaining credit balance with the FDIC to offset insurance premium billings; however, by the end of the first quarter of 2008 the credit balance had been fully utilized. A valuation allowance for losses on other real estate is maintained to provide for temporary declines in value, the provision for OREO losses for the six months ended June 30, 2009 totaled $356 thousand which represents declines in the value of several properties including $141 thousand related to one property that was sold on March 31, 2009. Salaries and other employee benefits increased by $124 thousand primarily related to additional staffing in our government guaranteed lending operations. The increase in professional fees relates to consulting costs associated with our computer network and telephone system and loan related legal expense. Consistent with the increase in nonperforming loans and assets during the period (See “FINANCIAL CONDITION — Nonperforming Loans”) loan and collection expenses which include loan collection expenses as well as costs related to acquiring and maintaining real estate acquired through foreclosure increased by $122 thousand from $165 thousand during the first six months of 2008 to $287 thousand for the six months ended June 30, 2009. The increase in other expense which totaled $230 thousand is primarily related to nonrecurring expense items the largest of which totaled $140 thousand.
We continue to focus on cost control initiatives which have resulted in savings in advertising, shareholder relation costs and business development costs. In total these costs were down $121 thousand from the first half of 2008. We reduced our shareholder expense by eliminating the glossy section of our annual report and have reduced certain employee travel and relationship building initiatives which generated an annual savings of approximately $75 thousand.
Core deposit intangible amortization declined by $42 thousand as a portion of this asset is now fully amortized. The remaining asset is scheduled to amortize at the rate of $173 thousand per year until October, 2013. During the first quarter of 2009 our Chief Information and Technology officer retired from the Company. Because his retirement took place prior to the age of sixty-five he forfeited his benefits under his company provided split dollar life insurance plan. To reflect this forfeiture we recorded a one-time reduction in insurance expense totaling $83 thousand.

The following table describes the components of non-interest expense for the six-month periods ending June 30, 2009 and 2008, dollars in thousands:

	For the Six Months
	Ended June 30,		Dollar	Percentage
	2009	2008	Change	Change
Salaries and employee benefits	$5,590	$5,466	$124	2.3%
Occupancy and equipment	1,933	1,934	(1)	-0.1%
FDIC insurance and assessments	669	115	554	481.7%
Professional fees	424	307	117	38.1%
Outside service fees	396	348	48	13.8%
Provision for OREO losses	356	39	317	812.8%
Loan and collection expenses	287	165	122	73.9%
Telephone and data communication	201	198	3	1.5%
Advertising and shareholder relations	173	227	(54)	-23.8%
Business development	170	237	(67)	-28.3%
Director compensation	148	175	(27)	-15.4%
Armored car and courier	137	142	(5)	-3.5%
Postage	107	120	(13)	-10.8%
Stationery and supplies	101	116	(15)	-12.9%
Deposit premium amortization	87	129	(42)	-32.6%
Insurance	29	116	(87)	-75.0%
Other	349	119	230	193.3%

Total non-interest expense	$11,157	$9,953	$1,204	12.1%

Provision for income taxes. The Company recorded an income tax benefit of $3.4 million, or 42.8% of pre-tax loss for the six months ended June 30, 2009. This compares to income tax expense of $651 thousand or 33.8% of pre-tax income during the first six months of 2008. The percentage for 2009 exceeds the statutory rate as tax exempt income such as earnings on Bank owned life insurance and municipal loan and investment income increase the loss subject to tax benefit.
RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JUNE 30, 2009
Net Income (loss). The Company recorded a net loss of $3.23 million or ($0.71) per share for the three months ended June 30, 2009, down from net income of $697 thousand or $0.14 per share for the three months ended June 30, 2008. This decrease in earnings resulted from a $126 thousand decline in net interest income, a $5.38 million increase in the provision for loan losses, a $206 thousand decline in non-interest income and a $924 thousand increase in non-interest expense. Income tax decreased by $2.71 million from expense of $369 thousand during the second quarter of 2008 to a tax benefit of $2.34 million in the 2009 quarter.
Net income (loss) allocable to common shareholders declined from net income of $697 thousand during the quarter ended June 30, 2008 to a net loss of $3.40 million during the current three month period. Included in the 2009 loss was the net loss described above of $3.23 million and an additional $171 thousand decrease which represents dividends paid and accrued and discount amortized on preferred stock.

Net interest income before provision for loan losses. Net interest income, on a nontax-equivalent basis, was $5.0 million for the three months ended June 30, 2009, a decrease of $126 thousand, or 2%, from $5.1 million for the same period in 2008. The decline in net interest income was primarily related to decreases in the yields on loans and investments and an increase in the average balance of short-term borrowings. The effect of these items on net interest income were partially offset by a decline in the average balance of and rates paid on time deposits and a decline in the rates paid on short-term borrowings and junior subordinated debentures. Net interest margin for the three months ended June 30, 2009 decreased 38 basis points, or 7%, to 4.77%, down from 5.15% for the same period in 2008.
Interest income decreased $560 thousand or 9%, to $5.9 million for the three months ended June 30, 2009 primarily as a result of a decline in loan yield. Interest and fees on loans decreased $602 thousand to $5.4 million for the three months ended June 30, 2009 as compared to $6.0 million during the second quarter of 2008. The average rate earned on the Company’s loan balances decreased 89 basis points to 5.93% during the three months ended June 30, 2009 compared to 6.82% during the second quarter of 2008. The decline in loan yield reflects a large decline in market interest rates as illustrated by a decline in the prime interest rate from 5.25% at April 1, 2008 to 3.25% at June 30, 2009. Additionally, our nonperforming loans have significantly increased during the comparison periods. While nonperforming loans are included in the average balance of loans, the vast majority of these loans are not accruing interest. The result is a decrease in loan yield and a decrease in net interest margin. Partially offsetting the decline in yield was an $11 million increase in the average balance of loans outstanding to $363 million for the three months ended June 30, 2009 from $352 million for the same period in 2008.
A 35 basis points decline in yield on investment securities was offset by an increase of $9.2 million in the average balance outstanding resulting in a net increase of $43 thousand in interest earned on investment securities.
Interest expense decreased by $434 thousand, or 33%, to $895 thousand for the three months ended June 30, 2009, down from $1.3 million for the same period in 2008. The largest component of this decline was a $379 thousand decline in interest on time deposits. Average time deposits declined by $11.8 million from $112.5 million during the second quarter of 2008 to $100.7 million during the current quarter. The average rate paid on time deposits declined as well from 3.15% during the 2008 quarter to 2.00% during the current quarter. The decline in rate paid includes the decline in market rates during the period as well as the maturity of promotional time deposits. The decline in average balance is primarily related to the maturity of the promotional time product.
Interest expense on short-term borrowings declined by $43 thousand as an increase in the average balance of these overnight advances totaling $17.5 million was offset by a decline in the rate paid of 194 basis points from 2.19% during the quarter ended June 30, 2008 to 0.25% during the current quarter. Interest expense on junior subordinated debentures declined by $39 thousand related to a decline in the rate paid from 5.38% during the second quarter of 2008 to 3.85% during the three months ended June 30, 2009.

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

	For the Three Months Ended June 30, 2009			For the Three Months Ended June 30, 2008
	Average Balance	Interest	Yield/	Average Balance	Interest	Yield/
	(in thousands)	(in thousands)	Rate	(in thousands)	(in thousands)	Rate

Interest-earning assets:
Loans (1) (2)	$362,655	$5,364	5.93%	$351,679	$5,966	6.82%
Investment securities (1)	57,715	529	3.68%	48,471	486	4.03%
Federal funds sold	6	—	0.80%	150	1	2.68%

Total interest-earning assets	420,376	5,893	5.62%	400,300	6,453	6.48%

Cash and due from banks	26,128			12,179
Other assets	32,440			32,016

Total assets	$478,944			$444,495

Interest-bearing liabilities:
NOW deposits	$91,424	160	0.70%	$75,759	136	0.72%
Money market deposits	41,562	91	0.88%	35,544	68	0.77%
Savings deposits	50,473	24	0.19%	48,130	40	0.33%
Time deposits	100,711	501	2.00%	112,521	880	3.15%

Total deposits	284,170	776	1.10%	271,954	1,124	1.66%

Short-term borrowings	28,743	18	0.25%	11,209	61	2.19%
Other interest-bearing liabilities	214	2	3.74%	309	6	7.81%
Junior subordinated debentures	10,310	99	3.85%	10,310	138	5.38%

Total interest-bearing liabilities	323,437	895	1.11%	293,782	1,329	1.82%

Non-interest bearing deposits	103,727			108,094
Other liabilities	5,474			5,400
Shareholders’ equity	46,306			37,219

Total liabilities & equity	$478,944			$444,495

Cost of funding interest-earning assets (3)			0.85%			1.33%
Net interest income and margin (4)		$4,998	4.77%		$5,124	5.15%

(1)	Not computed on a tax-equivalent basis.

(2)	Net loan costs included in loan interest income for the three-month periods ended June 30, 2009 and 2008 were $20 thousand and $74 thousand, respectively.

(3)	Total interest expense divided by the average balance of total earning assets.

(4)	Net interest income divided by the average balance of total earning assets.

The following table sets forth changes in interest income and interest expense for the three-month periods indicated and the amount of change attributable to variances in volume, rates and the combination of volume and rates based on the relative changes of volume and rates:

	2009 over 2008 change in net interest income
	for the three months ended June 30
	(in thousands)
	Volume (1)	Rate (2)	Mix (3)	Total

Interest-earning assets:
Loans	$187	$(781)	$(8)	$(602)
Investment securities	93	(43)	(7)	43
Federal funds sold	(1)	(1)	1	(1)

Total interest income	279	(825)	(14)	(560)

Interest-bearing liabilities:
NOW deposits	28	(4)	—	24
Money market deposits	12	10	1	23
Savings deposits	2	(17)	(1)	(16)
Time deposits	(93)	(322)	36	(379)
Short-term borrowings	96	(54)	(85)	(43)
Other interest-bearing liabilities	(2)	(3)	1	(4)
Junior subordinated debentures	—	(39)	—	(39)

Total interest expense	43	(429)	(48)	(434)

Net interest income	$236	$(396)	$34	$(126)

(1)	The volume change in net interest income represents the change in average balance divided by the previous year’s rate.

(2)	The rate change in net interest income represents the change in rate divided by the previous year’s average balance.

(3)	The mix change in net interest income represents the change in average balance multiplied by the change in rate.
Provision for loan losses. In response to an increase in the level of net loan charge-offs, an increase in specific reserves on impaired loans and our evaluation of the adequacy of the allowance for loan losses in the current economic environment, particularly related to the decline in real estate values, we increased our provision for loan losses. The Company recorded $5.85 million in provision for loan losses for the three months ended June 30, 2009 compared to the $470 thousand for the three months ended June 30, 2008. Management assesses its loan quality monthly to maintain an adequate allowance for loan losses. Based on information currently available, management believes that the allowance for loan losses is adequate to absorb the probable losses in the portfolio. However, no assurance can be given that the Company may not sustain charge-offs which are in excess of the allowance in any given period. See the six month discussion for additional information related to the provision for loan losses.
Non-interest income. During the three months ended June 30, 2009, total non-interest income decreased by $206 thousand from the same period in 2008. This decrease was primarily related to the absence of government guaranteed loan sales during the period resulting in a decline in loan sale income of $61 thousand and a $66 thousand increase in losses on the sale of foreclosed real estate and repossessed vehicles. Service charge income decreased by $22 thousand primarily related to a decline in overdraft income. Other declines in non-interest income included $26 thousand in investment services income, $29 thousand in FHLB dividends and $20 thousand in official check fees. Partially offsetting the reduction in investment services income was a decline in salary expense associated with this activity.

The following table describes the components of non-interest income for the three-month periods ending June 30, 2009 and 2008, dollars in thousands:

	For the Three Months
	Ended June 30,		Dollar	Percentage
	2009	2008	Change	Change
Service charges on deposit accounts	$947	$969	$(22)	-2.3%
Earnings on life insurance policies	108	104	4	3.8%
Merchant processing income	61	62	(1)	-1.6%
Customer service fees	31	28	3	10.7%
Investment services income	17	43	(26)	-60.5%
Safe deposit box and night depository income	17	17	—	—%
Official check fees	5	25	(20)	-80.0%
Federal Home Loan Bank dividends	—	29	(29)	-100%
Gain on sale of loans	—	61	(61)	-100%
Loss on sale of real estate and vehicles	(77)	(11)	(66)	-600%
Other	90	78	12	15.4%

Total non-interest income	$1,199	$1,405	$(206)	-14.7%

Non-interest expenses. During the three months ended June 30, 2009, total non-interest expenses increased $924 thousand, or 19%, to $5.9 million, up from $5.0 million for the comparable period in 2008. The increase in non-interest expense was primarily the result of increases of $420 thousand in FDIC insurance assessments, $200 thousand in the provision for OREO losses, $112 thousand in professional fees, $61 thousand in loan and collection expenses and $227 thousand in other expense.
During 2009 the FDIC has increased regular assessments and effective June 30, 2009 implemented a special assessment resulting in a significant increase in FDIC assessments. A valuation allowance for losses on other real estate is maintained to provide for temporary declines in value, the provision for OREO losses for the three months ended June 30, 2009 totaled $215 thousand which represents declines in the value of several properties. The increase in professional fees relates to consulting costs associated with our computer network and telephone system and loan related legal expense. Consistent with the increase in nonperforming loans and assets during the period (See “FINANCIAL CONDITION — Nonperforming Loans”) loan and collection expenses which include loan collection expenses as well as costs related to acquiring and maintaining real estate acquired through foreclosure increased by $61 thousand from $99 thousand during the second quarter of 2008 to $160 thousand for the three months ended June 30, 2009. The increase in other expense which totaled $227 thousand is primarily related to nonrecurring expense items the largest of which totaled $140 thousand.

The following table describes the components of non-interest expense for the three-month periods ending June 30, 2009 and 2008, dollars in thousands:

	For the Three Months
	Ended June 30,		Dollar	Percentage
	2009	2008	Change	Change
Salaries and employee benefits	$2,710	$2,710	$—	—%
Occupancy and equipment	936	975	(39)	-4.0%
FDIC insurance and assessments	523	103	420	407.8%
Professional fees	256	144	112	77.8%
Provision for OREO losses	215	15	200	1,333.3%
Outside service fees	197	178	19	10.7%
Loan and collection expenses	160	99	61	61.6%
Business development	96	96	—	—%
Telephone and data communication	96	96	—	—%
Advertising and shareholder relations	95	123	(28)	-22.8%
Director compensation	73	83	(10)	-12.0%
Armored car and courier	70	74	(4)	-5.4%
Insurance	56	59	(3)	-5.1%
Stationery and supplies	50	58	(8)	-13.8%
Postage	49	62	(13)	-21.0%
Deposit premium amortization	44	54	(10)	-18.5%
Other	291	64	227	354.7%

Total non-interest expense	$5,917	$4,993	$924	18.5%

Provision for income taxes. The Company recorded an income tax benefit of $2.3 million, or 42.0% of pre-tax loss for the three months ended June 30, 2009. This compares to income tax expense of $369 thousand or 34.6% of pre-tax income during the second quarter of 2008. The percentage for 2009 exceeds the statutory rate as tax exempt income such as earnings on Bank owned life insurance and municipal loan and investment income increase the loss subject to tax benefit.
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
Loan portfolio composition. Net loans decreased from $359 million at December 31, 2008 to $354 million at June 30, 2009. The Company continues to manage the mix of its loan portfolio consistent with its identity as a community bank serving the financing needs of all sectors of the area it serves. Although the Company offers a broad array of financing options, it continues to concentrate its focus on small to medium sized businesses. The Company offers both fixed and floating rate loans and obtains collateral in the form of real property, business assets and deposit accounts, but looks to business and personal cash flows as its primary source of repayment.

The Company’s largest lending categories are real estate mortgage loans, consumer and real estate construction loans. These categories accounted for approximately 42%, 16% and 18%, respectively of the Company’s total loan portfolio at June 30, 2009, consistent with the approximate 42%, 17% and 20%, respectively of the Company’s total loan portfolio at December 31, 2008. In addition, the Company’s real estate related loans, including real estate mortgage loans, real estate construction loans, consumer equity lines of credit, and agricultural loans secured by real estate comprised 75% of the total loan portfolio at both June 30, 2009 and December 31, 2008. The business activities of the Company currently are focused in the California counties of Plumas, Nevada, Placer, Lassen, Modoc, Shasta, and Sierra and in Washoe County in Northern Nevada. Consequently, the results of operations and financial condition of the Company are dependent upon the general trends in these economies and, in particular, the residential and commercial real estate markets. In addition, the concentration of the Company’s operations in these areas of Northeastern California and Northwestern Nevada exposes it to greater risk than other banking companies with a wider geographic base in the event of catastrophes, such as earthquakes, fires and floods in these regions.
The rates of interest charged on variable rate loans are set at specific increments in relation to the Company’s lending rate or other indexes such as the published prime interest rate or U.S. Treasury rates and vary with changes in these indexes. At June 30, 2009 and December 31, 2008, approximately 70% and 67%, respectively, of the Company’s loan portfolio was compromised of variable rate loans. While real estate mortgage, commercial and consumer lending remain the foundation of the Company’s historical loan mix, some changes in the mix have occurred due to the changing economic environment and the resulting change in demand for certain loan types. In addition, the Company remains committed to the agricultural industry in Northeastern California and will continue to pursue high quality agricultural loans. Agricultural loans include both commercial and commercial real estate loans. The Company’s agricultural loan balances totaled $42 million and $36 million at June 30, 2009 and December 31, 2008, respectively.
Nonperforming loans. Nonperforming loans at June 30, 2009 were $31.3 million, an increase of $4.6 million from the $26.7 million balance at December 31, 2008. The majority of the nonperforming loan balances are related to six relationships representing eight loans. These eight loans have a total principal balance at June 30, 2009 of $23.1 million. Included in the allowance for loan losses are specific reserves of $4.4 million related to these loans.
Nonperforming loans as a percentage of total loans increased to 8.60% at June 30, 2009 up from 7.31% at December 31, 2008.
At June 30, 2009 and December 31, 2008, the Company’s recorded investment in loans for which impairment has been recognized totaled $25.3 million and $26.4 million, respectively. The specific allowance for loan losses related to impaired loans was $4.8 million and $3.1 million at June 30, 2009 and December 31, 2008, respectively.
The Company has implemented a Management Asset Resolution Committee (MARC) to develop an action plan to significantly reduce nonperforming loans. It consists of members of executive and credit administration management, and the activities are governed by a formal written charter. The MARC meets semi-monthly and reports to the Board’s Loan Committee.
More specifically, a formal plan to effect repayment and/or disposition of every significant nonperforming loan relationship is developed and documented for review and on-going oversight by the MARC. Some of the strategies used include but are not limited to: 1) obtaining additional collateral, 2) obtaining additional investor cash infusion, 3) proceeding with foreclosure on the underlying collateral, 4) sale of the promissory note to an outside party, 5) legal action against borrower/guarantors to encourage settlement of debt and/or collect any deficiency balance owed. Each step includes a benchmark timeline to track progress.
MARC also provides guidance for the maintenance and timely disposition of OREO properties; including developing financing and marketing programs to incent individuals to purchase OREO.

Nonperforming assets. Nonperforming assets (which are comprised of nonperforming loans plus foreclosed real estate and repossessed vehicle holdings) at June 30, 2009 were $35.2 million, an increase of $4.2 million over the $31.0 million balance at December 31, 2008. Foreclosed real estate holdings represented nineteen properties totaling $4.1 million at December 31, 2008 and twenty-two properties totaling $3.9 million at June 30, 2009. Nonperforming assets as a percentage of total assets increased to 7.59% at June 30, 2009 up from 6.78% at December 31, 2008.
Analysis of allowance for loan losses. Net charge-offs during the six months ended June 30, 2009 totaled $6.1 million, or 1.68% of average loans, compared to $746 thousand, or 0.21% of average loans, for the comparable period in 2008. Net charge-offs during the first six months of 2009 were comprised of $6.2 million of charge-offs offset by $149 thousand in recoveries, compared to $835 thousand of charge-offs offset by $89 thousand in recoveries for the same period in 2008. The increase in charge-offs primarily relates to a decline in real estate values during the comparison periods. The allowance for loan losses was 2.72% of total loans as of June 30, 2009 up from 1.97% as of December 31, 2008 and 1.25% at June 30, 2008. The increase in the allowance for loan losses from December 31, 2008 is attributable to increases in general reserves of $1 million and increases in specific reserves related to impaired loans of $1.7 million.
It is the policy of management to make additions to the allowance for loan losses so that it remains adequate to absorb the inherent risk of loss in the portfolio. Management believes that the allowance at June 30, 2009 is adequate. However, the determination of the amount of the allowance is judgmental and subject to economic conditions which cannot be predicted with certainty. Accordingly, the Company cannot predict whether charge-offs of loans in excess of the allowance may occur in future periods.
The following table provides certain information for the six-month period indicated with respect to the Company’s allowance for loan losses as well as charge-off and recovery activity.

	For the Six Months
	Ended June 30,
	(in thousands)
	2009	2008

Balance at January 1,	$7,224	$4,211

Charge-offs:
Commercial and agricultural	(362)	(128)
Real estate mortgage	(774)	(68)
Real estate construction	(4,780)	(423)
Consumer	(325)	(216)

Total charge-offs	(6,241)	(835)

Recoveries:
Commercial and agricultural	10	7
Real estate mortgage	—	—
Real estate construction	—	—
Consumer	139	82

Total recoveries	149	89

Net charge-offs	(6,092)	(746)

Provision for loan losses	8,750	990

Balance at June 30,	$9,882	$4,455

Net charge-offs during the six-month period to average loans	1.68%	0.21%
Allowance for loan losses to total loans	2.72%	1.25%
Investment securities. Investment securities increased $16.3 million to $54.7 million at June 30, 2009, up from $38.4 million at December 31, 2008. The investment portfolio balances in U.S. Treasuries, U.S. Government agencies, corporate debt securities and municipal obligations comprised 2%, 75%, less than 1% and 23%, respectively, of the Company’s investment portfolio at June 30, 2009 compared to 4%, 59%, 4%, and 33% at December 31, 2008. The Company increased its level of agency securities, including mortgage-backed securities of U.S. Government agencies, during the quarter as these investments provide a favorable spread over short-term borrowings. Funding for this increase in securities of U.S. government agencies was provided by an increase in our deposits and proceeds from the sale of Series A Preferred Stock.

Premises and equipment. As a result of deprecation expense during the period partially offset by capital expenditures of $201 thousand, premises and equipment decreased by $571 thousand from $15.76 million at December 31, 2008 to $15.19 million at June 30, 2009.
Deposits. Total deposits were $398.8 million as of June 30, 2009, an increase of $27.3 million, or 7%, from the December 31, 2008 balance of $371.5 million. A decline of $6.7 million in non-interest bearing demand deposits was offset by increases of $26.2 million in interest bearing transaction accounts (NOW), $3.6 million in money market and savings accounts and $4.2 million in time deposits. The increase in NOW accounts is primarily related to a new interest bearing transaction account designed for local public agencies, which we have successfully marketed to several of the municipalities in our service area. Deposits related to this account increased by $23.7 million from December 31, 2008 to $29.7 million at June 30, 2009. This accounts pay rates comparable to those available on a money market fund offered by a typical brokerage firm. The increase in money market and savings accounts includes $3.6 million related to our on balance sheet money market sweep product which also pays an interest rate competitive with non-bank products such as brokerage money market funds.
The Company continues to manage the mix of its deposits consistent with its identity as a community bank serving the financial needs of its customers. Non-interest bearing demand deposits declined to 26% of total deposits at June 30, 2009, down from 30% at December 31, 2008. Interest bearing transaction accounts increased to 25% of total deposits at June 30, 2009, up from 20% at December 31, 2008. Money market and savings deposits totaled 23% of total deposits at June 30, 2009, down from 24% at December 31, 2008. Time deposits were 26% of total deposits as of June 30, 2009 and December 31, 2008.
Short-term borrowing arrangements. The Company can borrow up to $93 million from the Federal Home Loan Bank of San Francisco secured by commercial and residential mortgage loans with carrying values totaling $221 million. However to borrow the maximum amount available from the FHLB the Company would need to purchase an additional $2.4 million in FHLB stock. Based on its current holdings of FHLB stock the Company’s borrowings with the FHLB cannot exceed $41.1 million. These FHLB advances are normally made for one day periods but can be for longer periods. Short-term borrowings at June 30, 2009 and December 31, 2008 consisted of $5 million and $34 million, respectively, in one day FHLB advances. The weighted average rate on these borrowings at June 30, 2009 and December 31, 2008 were 0.11% and 0.05%, respectively
The average balance in short-term borrowings during the six months ended June 30, 2009 and 2008 were $27.6 million and $7.6 million, respectively. The average rate paid on these borrowings was 0.26% during the six months ended June 30, 2009 and 2.50% during the first half of 2008. The maximum amount of short-term borrowings outstanding at any month-end during the six months ended June 30, 2009 and 2008 was $33.8 million and $24.5 million, respectively.
CAPITAL RESOURCES
Shareholders’ equity as of June 30, 2009 increased by $7.35 million to $42.8 million up from $35.4 million as of December 31, 2008. This increase is mostly related to the issuance of $11.9 million in Preferred Stock, Series A as described in the following paragraph, partially offset by our 2009 net loss.
On January 30, 2009, under the Capital Purchase Program, the Company entered into a Letter Agreement (the “Purchase Agreement”) with the United States Department of the Treasury, pursuant to which the Company issued and sold (i) 11,949 shares of the Company’s Fixed Rate Cumulative Perpetual Preferred Stock, Series A (the “Preferred Shares”) and (ii) a ten-year warrant to purchase up to 237,712 shares of the Company’s common stock, no par value at an exercise price, subject to anti-dilution adjustments, of $7.54 per share, for an aggregate purchase price of $11,949,000 in cash. The Series A Preferred Stock and the Warrant were issued in a private placement exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended. The Purchase Agreement contains provisions that restrict the payment of dividends on Plumas Bancorp common stock and restrict the Company’s ability to repurchase Plumas Bancorp common stock.

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
Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios of total and Tier 1 capital to risk-weighted assets and of Tier 1 capital to average assets. Each of these components is defined in the regulations. Management believes that the Company met all its capital adequacy requirements and that the Bank met the requirements to be considered well capitalized under the regulatory framework for prompt corrective action as of June 30, 2009.

The following table presents the Company’s and the Bank’s capital ratios as of June 30, 2009 and December 31, 2008, dollars in thousands:

	June 30, 2009		December 31, 2008
	Amount	Ratio	Amount	Ratio
Tier 1 Leverage Ratio

Plumas Bancorp and Subsidiary	$51,271	10.7%	$43,885	9.8%
Minimum regulatory requirement	19,079	4.0%	17,907	4.0%
Plumas Bank	47,484	10.0%	43,372	9.7%
Minimum requirement for “Well-Capitalized” institution under the prompt corrective action plan	23,832	5.0%	22,365	5.0%
Minimum regulatory requirement	19,066	4.0%	17,892	4.0%

Tier 1 Risk-Based Capital Ratio

Plumas Bancorp and Subsidiary	51,271	13.1%	43,885	11.0%
Minimum regulatory requirement	15,680	4.0%	16,021	4.0%
Plumas Bank	47,484	12.1%	43,372	10.8%
Minimum requirement for “Well-Capitalized” institution under the prompt corrective action plan	23,492	6.0%	23,996	6.0%
Minimum regulatory requirement	15,662	4.0%	15,997	4.0%

Total Risk-Based Capital Ratio

Plumas Bancorp and Subsidiary	56,233	14.3%	48,919	12.2%
Minimum regulatory requirement	31,360	8.0%	32,042	8.0%
Plumas Bank	52,440	13.4%	48,399	12.1%
Minimum requirement for “Well-Capitalized” institution under the prompt corrective action plan	39,154	10.0%	39,994	10.0%
Minimum regulatory requirement	31,323	8.0%	31,995	8.0%
LIQUIDITY
The Company manages its liquidity to provide the ability to generate funds to support asset growth, meet deposit withdrawals (both anticipated and unanticipated), fund customers’ borrowing needs, satisfy maturity of short-term borrowings and maintain reserve requirements. The Company’s liquidity needs are managed using assets or liabilities, or both. On the asset side the Company maintains cash and due from banks along with an investment portfolio containing U.S. government securities, agency securities and corporate bonds that are not classified as held-to-maturity. On the liability side, liquidity needs are managed by charging competitive offering rates on deposit products and the use of an established line of credit from the Federal Home Loan Bank.
The Company can borrow up to $41 million from the FHLB secured by commercial and residential mortgage loans. Additionally, our borrowing line increases as we purchase FHLB stock. The maximum we could borrow from the FHLB at June 30, 2009 was $93 million; however, this would have required the purchase of $2.4 million in additional FHLB stock. The Company had outstanding borrowings, consisting of overnight FHLB advances, of $5 million at June 30, 2009.
In addition to the FHLB facility, we have a short-term borrowing arrangement with one of our correspondent banks for borrowings up to $5 million; however recently this facility was modified such that it now requires that borrowings are collateralized. We have chosen not to use this facility at the current time and therefore have not provided collateral to secure this lending arrangement. We formally had a $10 million short-term borrowing agreement with another correspondent bank which expired on July 31, 2009.
We have recently applied to the Federal Reserve Bank of San Francisco for the ability to secure advances from the discount window and expect to finalize this borrowing arrangement shortly.

Customer deposits are the Company’s primary source of funds. Total deposits were $398.8 million as of June 30, 2009, an increase of $27.3 million, or 7%, from the December 31, 2008 balance of $371.5 million. Those funds are held in various forms with varying maturities. The Company does not have any brokered deposits. The Company’s securities portfolio, Federal funds sold, Federal Home Loan Bank advances, and cash and due from banks serve as the primary sources of liquidity, providing adequate funding for loans during periods of high loan demand. During periods of decreased lending, funds obtained from the maturing or sale of investments, loan payments, and new deposits are invested in short-term earning assets, such as Federal funds sold and investment securities, to serve as a source of funding for future loan growth. Management believes that the Company’s available sources of funds, including short-term borrowings, will provide adequate liquidity for its operations in the foreseeable future.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
As a smaller reporting company we are not required to provide the information required by this item.
ITEM 4. CONTROLS AND PROCEDURES
The Company’s Chief Executive Officer and Chief Financial Officer, based on their evaluation of the Company’s disclosure controls and procedures as of the end of the Company’s fiscal quarter ended June 30, 2009 (as defined in Exchange Act Rule 13a—15(e), have concluded that the Company’s disclosure controls and procedures are adequate and effective for purposes of Rule 13a—15(e) in timely alerting them to material information relating to the Company required to be included in the Company’s filings with the SEC under the Securities Exchange Act of 1934.
There were no significant changes in the Company’s internal controls over financial reporting or in other factors that could significantly affect internal controls that occurred during the Company’s fiscal quarter ended June 30, 2009.

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
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
The voting results of the registrant’s annual meeting of the shareholders held on May 20, 2009 are as follows:
Proposal #1: Election of Directors
On the proposal to elect Directors of Plumas Bancorp, the Board of Director’s nominees were elected as Directors of Plumas Bancorp until the 2010 Annual Meeting of Shareholders and until their successors are duly elected and qualified. The voting results were as follows:

		Votes
		Withheld or
	Votes For	Against		Broker
Nominee	Nominee	Nominee	Abstentions	Non-Votes
Douglas N. Biddle	3,898,160	129,636	n/a	n/a
Alvin G. Blickenstaff	3,925,503	102,293	n/a	n/a
William E. Elliott	3,932,057	95,739	n/a	n/a
Gerald W. Fletcher	3,932,057	95,739	n/a	n/a
John Flournoy	3,932,057	95,739	n/a	n/a
Arthur C. Grohs	3,925,503	102,293	n/a	n/a
Robert J. McClintock	3,932,057	95,739	n/a	n/a
Terrance J. Reeson	3,915,613	112,183	n/a	n/a
Daniel E. West	3,931,957	95,839	n/a	n/a

Proposal #2: Non-Binding Advisory Vote on Executive Compensation
On the proposal for the approval of non-binding advisory vote on executive compensation the voting results were as follows:

For	Against	Abstain
3,711,190	148,253	168,352
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

10.36	Form of Senior Executive Officer letter agreement, is included as exhibit 10.2 to Registrant’s 8-K filed on January 30, 2009, which is incorporated by this reference herein.

10.37	Deferred Fee Agreement of Alvin Blickenstaff is included as Exhibit 10.37 to the Registrant’s 10-Q for March 31, 2009, which is incorporated by this reference herein.

10.40	2001 Stock Option Plan as amended is included as exhibit 99.1 of the Form S-8 filed July 23, 2002, File No. 333-96957, which is incorporated by this reference herein.

10.41	Form of Indemnification Agreement (Plumas Bancorp) is included as Exhibit 10.41 to the Registrant’s 10-Q for March 31, 2009, which is incorporated by this reference herein.

10.42	Form of Indemnification Agreement (Plumas Bank) is included as Exhibit 10.42 to the Registrant’s 10-Q for March 31, 2009, which is incorporated by this reference herein.

10.43	Plumas Bank 401(k) Profit Sharing Plan as amended is included as exhibit 99.1 of the Form S-8 filed February 14, 2003, File No. 333-103229, which is incorporated by this reference herein.

10.44	Executive Salary Continuation Agreement of Robert T. Herr dated June 4, 2002, is included as Exhibit 10.44 to the Registrant’s 10-Q for March 31, 2003, which is incorporated by this reference herein.

10.46	1991 Stock Option Plan as amended is included as Exhibit 10.46 to the Registrant’s 10-Q for September 30, 2004, which is incorporated by this reference herein.

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

11	Computation of per share earnings appears in the attached 10-Q under Plumas Bancorp and Subsidiary Notes to Condensed Consolidated Financial Statements as Footnote 5 — Earnings Per Share.

31.1	Rule 13a-14(a) [Section 302] Certification of Principal Financial Officer dated August 14, 2009.

31.2	Rule 13a-14(a) [Section 302] Certification of Principal Executive Officer dated August 14, 2009.

32.1	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 dated August 14, 2009.

32.2	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 dated August 14, 2009.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PLUMAS BANCORP (Registrant)

Date: August 14, 2009

/s/ Andrew J. Ryback
Andrew J. Ryback
Executive Vice President Chief Financial Officer

/s/ Douglas N. Biddle
Douglas N. Biddle
President and Chief Executive Officer

EXHIBIT INDEX

Exhibit
Number	Description

31.1	Rule 13a-14(a) [Section 302] Certification of Principal Financial Officer dated August 14, 2009.

31.2	Rule 13a-14(a) [Section 302] Certification of Principal Executive Officer dated August 14, 2009.

32.1	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 dated August 14, 2009.

32.2	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 dated August 14, 2009.