Form 10-Q
period 2009-09-30
PLUMAS BANCORP
filed 2009-11-02
CIK 1168455

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED September 30, 2009

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
Indicated by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer ☐	Accelerated Filer ☐	Non-Accelerated Filer ☐	Smaller Reporting Company ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of October 30, 2009. 4,776,339 shares

PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
PLUMAS BANCORP
CONDENSED CONSOLIDATED BALANCE SHEET
(Unaudited)
(In thousands, except share data)

	September 30,	December 31,
	2009	2008

Assets
Cash and due from banks	$35,158	$18,791
Federal funds sold	—	—

Cash and cash equivalents	35,158	18,791
Investment securities (fair value of $76,404 at September 30, 2009 and $38,606 at December 31, 2008 Note 3)	75,777	38,374
Loans, less allowance for loan losses of $8,350 at September 30, 2009 and $7,224 at December 31, 2008 (Notes 4 and 5)	335,838	359,072
Premises and equipment, net	14,838	15,764
Intangible assets, net	691	821
Bank owned life insurance	10,023	9,766
Real estate and vehicles acquired through foreclosure	15,584	4,277
Accrued interest receivable and other assets	14,659	10,310

Total assets	$502,568	$457,175

Liabilities and Shareholders’ Equity

Deposits:
Non-interest bearing	$110,502	$112,783
Interest bearing	313,436	258,710

Total deposits	423,938	371,493
Short-term borrowings	20,000	34,000
Accrued interest payable and other liabilities	6,648	5,935
Junior subordinated deferrable interest debentures	10,310	10,310

Total liabilities	460,896	421,738

Commitments and contingencies (Note 5)	—	—

Shareholders’ equity:
Serial preferred stock, no par value; 10,000,000 shares authorized; 11,949 issued and outstanding at September 30, 2009	11,574	—
Common stock, no par value; 22,500,000 shares authorized; issued and outstanding — 4,776,339 shares at September 30, 2009 and 4,775,339 shares at December 31, 2008	5,907	5,302
Retained earnings	23,713	29,818
Accumulated other comprehensive income (Note 7)	478	317

Total shareholders’ equity	41,672	35,437

Total liabilities and shareholders’ equity	$502,568	$457,175

See notes to unaudited condensed consolidated financial statements.

PLUMAS BANCORP
CONDENSED CONSOLIDATED STATEMENT OF INCOME
(Unaudited)
(In thousands, except per share data)

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2009	2008	2009	2008
Interest Income:
Interest and fees on loans	$5,090	$5,978	$15,556	$18,169
Interest on investment securities:
Taxable	440	324	1,185	1,092
Exempt from Federal income taxes	123	128	360	383
Interest on Federal funds sold	—	1	—	3

Total interest income	5,653	6,431	17,101	19,647

Interest Expense:
Interest on deposits	810	975	2,350	3,646
Interest on short-term borrowings	21	79	56	174
Interest on junior subordinated deferrable interest debentures	84	144	294	473
Other	2	4	6	13

Total interest expense	917	1,202	2,706	4,306

Net interest income before provision for loan losses	4,736	5,229	14,395	15,341
Provision for Loan Losses	2,550	700	11,300	1,690

Net interest income after provision for loan losses	2,186	4,529	3,095	13,651

Non-Interest Income:
Service charges	970	1,015	2,823	2,937
Earnings on Bank owned life insurance policies	108	107	323	314
Impairment loss on investment security	—	(415)	—	(415)
Other	457	309	895	946

Total non-interest income	1,535	1,016	4,041	3,782

Non-Interest Expenses:
Salaries and employee benefits	2,827	2,799	8,417	8,265
Occupancy and equipment	903	939	2,836	2,873
Other	2,013	1,247	5,788	3,811

Total non-interest expenses	5,743	4,985	17,041	14,949

Income (loss) before income taxes	(2,022)	560	(9,905)	2,484
Provision (Benefit) for Income Taxes	(882)	170	(4,258)	822

Net income (loss)	$(1,140)	$390	$(5,647)	$1,662

Preferred Stock Dividends and Discount Accretion	(171)	—	(458)	—

Net income (loss) available to common shareholders	$(1,311)	$390	$(6,105)	$1,662

Basic earnings (loss) per share (Note 6)	$(0.27)	$0.08	$(1.28)	$0.34
Diluted earnings (loss) per share (Note 6)	$(0.27)	$0.08	$(1.28)	$0.34
Common dividends per share	$—	$—	$—	$0.16
See notes to unaudited condensed consolidated financial statements.

PLUMAS BANCORP
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited)
(In thousands)

	For the Nine Months
	Ended September 30,
	2009	2008
Cash Flows from Operating Activities:
Net income (loss)	$(5,647)	$1,662
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	11,300	1,690
Change in deferred loan origination costs/fees, net	(65)	235
Depreciation and amortization	1,468	1,475
Stock-based compensation expense	193	218
Amortization of investment security premiums	174	46
Accretion of investment security discounts	(42)	(43)
Impairment loss on investment security	—	415
Net loss on disposal/sale of premises and equipment	—	13
Net loss on sale of vehicles owned	42	17
Earnings on Bank owned life insurance policies	(257)	(252)
Provision for losses on other real estate	887	39
Net loss on sale of real estate	157	—
Increase in accrued interest receivable and other assets	(4,673)	(97)
Increase (decrease) in accrued interest payable and other liabilities	637	(751)

Net cash provided by operating activities	4,174	4,667

Cash Flows from Investing Activities:
Proceeds from matured and called available-for-sale investment securities	8,000	13,475
Proceeds from matured and called held-to-maturity investment securities	1,729	100
Purchases of available-for-sale investment securities	(51,132)	(2,990)
Purchases of held-to-maturity investment securities	(1,520)	—
Proceeds from principal repayments from available-for-sale government-guaranteed mortgage-backed securities	5,662	2,190
Net increase in loans	(2,208)	(8,500)
Proceeds from sale of other vehicles	219	298
Proceeds from sale of other real estate	1,595	—
Purchase of premises and equipment	(201)	(2,425)

Net cash (used in ) provided by investing activities	(37,856)	2,148

Continued on next page.

PLUMAS BANCORP
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited)
(In thousands)
(Continued)

	For the Nine Months
	Ended September 30,
	2009	2008
Cash Flows from Financing Activities:
Net increase in demand, interest bearing and savings deposits	$41,944	$17,026
Net increase (decrease) in time deposits	10,501	(25,751)
Net (decrease) increase in short-term borrowings	(14,000)	19,500
Net proceeds from exercise of stock options	5	21
Payment of cash dividends on common stock	—	(770)
Payment of cash dividends on preferred stock	(325)	—
Issuance of preferred stock, net of discount	11,517	—
Issuance of common stock warrant	407	—
Repurchase and retirement of common stock	—	(945)

Net cash provided by financing activities	50,049	9,081

Increase in cash and cash equivalents	16,367	15,896
Cash and Cash Equivalents at Beginning of Year	18,791	13,207

Cash and Cash Equivalents at End of Period	$35,158	$29,103

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:
Interest expense	$2,693	$4,639
Income taxes	$65	$1,090

Non-Cash Investing Activities:
Real estate and vehicles acquired through foreclosure	$14,207	$2,229
Net change in unrealized gain/loss on available-for-sale securities	$161	$174
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
2. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
The condensed consolidated financial statements include the accounts of the Company and the accounts of its wholly-owned subsidiary, Plumas Bank. Plumas Statutory Trust I and Plumas Statutory Trust II are not consolidated into the Company’s consolidated financial statements and, accordingly, are accounted for under the equity method. In the opinion of management, the unaudited condensed consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the Company’s financial position at September 30, 2009 and December 31, 2008 and its results of operations for the three-month and nine-month periods ended September 30, 2009 and 2008 and its cash flows for the nine-month periods ended September 30, 2009 and 2008. Certain reclassifications have been made to prior period’s balances to conform to classifications used in 2009.
The unaudited condensed consolidated financial statements of the Company have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim reporting on Form 10-Q. Accordingly, certain disclosures normally presented in the notes to the annual consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been omitted. The Company believes that the disclosures are adequate to make the information not misleading. These interim financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s 2008 Annual Report to Shareholders on Form 10-K. The results of operations for the three-month and nine-month periods ended September 30, 2009 may not necessarily be indicative of future operating results. In preparing such financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the balance sheet and revenues and expenses for the periods reported. Actual results could differ significantly from those estimates.
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
The Company evaluated subsequent events for potential recognition and/or disclosure through November 2, 2009, the date the consolidated financial statements were issued.

3. INVESTMENT SECURITIES
The amortized cost and estimated fair value of investment securities at September 30, 2009 and December 31, 2008 consisted of the following:
Available-for-Sale

	September 30, 2009
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

Debt securities:
U.S. Treasury securities	$1,067,000		$(17,000)	$1,050,000
U.S. Government agencies	40,839,000	$378,000	(36,000)	41,181,000
U.S. Government agencies collateralized by mortgage obligations	20,611,000	504,000		21,115,000
Corporate debt securities	85,000		(15,000)	70,000

	$62,602,000	$882,000	$(68,000)	$63,416,000

Net unrealized gains on available-for-sale investment securities totaling $814,000 were recorded, net of $336,000 in tax expense, as accumulated other comprehensive income within shareholders’ equity at September 30, 2009. There were no sales of available-for-sale investment securities during the nine months ended September 30, 2009.

	December 31, 2008
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

Debt securities:
U.S. Treasury Securities	$1,498,000	$10,000	$	$1,508,000
U.S. Government agencies	10,001,000	$391,000		10,392,000
U.S. Government agencies collateralized by mortgage obligations	12,183,000	189,000	(15,000)	12,357,000
Corporate debt securities	1,585,000	1,000	(36,000)	1,550,000

	$25,267,000	$591,000	$(51,000)	$25,807,000

Net unrealized gains on available-for-sale investment securities totaling $540,000 were recorded, net of $223,000 in tax expense, as accumulated other comprehensive income within shareholders’ equity at December 31, 2008. There were no sales of available-for-sale investment securities during the year ended December 31, 2008.
During the third quarter of 2008, due to the significant decline in the price a $500,000 corporate debt security issued by Lehman Brothers Holdings Inc., the Bank recorded an other than temporary impairment write down of $415,000 on this security.

Held-to-Maturity

September 30, 2009
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Debt securities:
Obligations of states and political subdivisions	$12,361,000	$627,000	$	$12,988,000

December 31, 2008
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Debt securities:
Obligations of states and political subdivisions	$12,567,000	$278,000	$(46,000)	$12,799,000

There were no sales or transfers of held-to-maturity investment securities during the nine months ended September 30, 2009 or during the year ended December 31, 2008.
Investment securities with unrealized losses at September 30, 2009 are summarized and classified according to the duration of the loss period as follows:

	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
Debt securities:
U.S. Treasury securities	$1,050,000	$17,000			$1,050,000	$17,000
U.S. Government agencies	14,059,000	36,000			14,059,000	36,000
Corporate debt securities			$70,000	$15,000	70,000	15,000

	$15,109,000	$53,000	$70,000	$15,000	$15,179,000	$68,000

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

At September 30, 2009, the Company held 114 securities of which 14 were in a loss position. Of the securities in a loss position, 13 were in a loss position for less than twelve months and one was in a loss position and had been in loss position for twelve months or more. Of the 14 securities one is a U.S. Treasury security, 12 are obligations of U.S. Government agencies and one is a corporate debt securities. The unrealized losses relate principally to market rate fluctuations. When analyzing an issuer’s financial condition, management considers the length of time and extent to which the market value has been less than cost; the historical and implied volatility of the security; the financial condition of the issuer of the security; and the Company’s intent and ability to hold the security to recovery. Management has the ability and intent to hold securities classified as held to maturity until they mature, at which time the Company expects to receive full value for the securities. Furthermore, as of September 30, 2009, management also has the ability and intent to hold the securities classified as available for sale and currently impaired for a period of time sufficient for a recovery of cost. Based on the Company’s evaluation of the above and other relevant factors, the Company does not believe the securities that are in an unrealized loss position as of September 30, 2009 are other than temporarily impaired.
The amortized cost and estimated fair value of investment securities at September 30, 2009 by contractual maturity are shown below. Expected maturities will differ from contractual maturities because the issuers of the securities may have the right to call or prepay obligations with or without call or prepayment penalties.

	Available-for-Sale		Held-to-Maturity
		Estimated		Estimated
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value

Within one year	$85,000	$70,000	$41,000	$41,000
After one year through five years	41,906,000	42,231,000	3,133,000	3,273,000
After five years through ten years			9,187,000	9,674,000

	41,991,000	42,301,000	12,361,000	12,988,000
Investment securities not due at a single maturity date:
Government-guaranteed mortgage-backed securities	20,611,000	21,115,000

	$62,602,000	$63,416,000	$12,361,000	$12,988,000

Investment securities with amortized costs totaling $74,838,000 and $36,249,000 and estimated fair values totaling $76,293,000 and $37,056,000 at September 30, 2009 and December 31, 2008, respectively, were pledged to secure deposits, including public deposits and treasury, tax and loan accounts.

4. LOANS
Outstanding loans are summarized below, in thousands:

	September 30,	December 31,
	2009	2008
Commercial	$37,578	$42,528
Agricultural	40,760	36,020
Real estate — mortgage	162,476	151,943
Real estate — construction and land development	46,856	73,820
Consumer	56,174	61,706

	343,844	366,017
Deferred loan costs, net	344	279
Allowance for loan losses	(8,350)	(7,224)

	$335,838	$359,072

Changes in the allowance for loan losses were as follows, in thousands:

	September 30,	December 31,
	2009	2008
Balance, beginning of year	$7,224	$4,211
Provision charged to operations	11,300	4,600
Losses charged to allowance	(10,380)	(1,783)
Recoveries	206	196

Balance, end of period	$8,350	$7,224

The recorded investment in loans that were considered to be impaired totaled $16,655,000 and $26,444,000 at September 30, 2009 and December 31, 2008, respectively. The related allowance for loan losses for impaired loans was $2,515,000 and $3,132,000 at September 30, 2009 and December 31, 2008, respectively.
5. COMMITMENTS AND CONTINGENCIES
The Company is party to claims and legal proceedings arising in the ordinary course of business. In the opinion of the Company’s management, the amount of ultimate liability with respect to such proceedings will not have a material adverse effect on the financial condition or result of operations of the Company taken as a whole.
In the normal course of business, there are various outstanding commitments to extend credit, which are not reflected, in the financial statements, including loan commitments of $72,300,000 and $78,787,000 and stand-by letters of credit of $329,000 and $534,000 at September 30, 2009 and December 31, 2008, respectively.
Of the loan commitments outstanding at September 30, 2009, $6,959,000 are real estate construction loan commitments that are expected to fund within the next twelve months. The remaining commitments primarily relate to revolving lines of credit or other commercial loans, and many of these are expected to expire without being drawn upon. Therefore, the total commitments do not necessarily represent future cash requirements. Each loan commitment and the amount and type of collateral obtained, if any, are evaluated on an individual basis. Collateral held varies, but may include real property, bank deposits, debt or equity securities or business assets.
Stand-by letters of credit are conditional commitments written to guarantee the performance of a customer to a third party. These guarantees are primarily related to the purchases of inventory by commercial customers and are typically short-term in nature. Credit risk is similar to that involved in extending loan commitments to customers and accordingly, evaluation and collateral requirements similar to those for loan commitments are used. The deferred liability related to the Company’s stand-by letters of credit was not significant at September 30, 2009 or December 31, 2008.

6. EARNINGS PER SHARE
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

	For the Three Months		For the Nine months
	Ended September 30,		Ended September 30,
(In thousands, except per share data)	2009	2008	2009	2008
Net Income (loss):
Net income (loss)	$(1,140)	$390	$(5,647)	$1,662
Dividends accrued and discount accreted on preferred shares	(171)	—	(458)	—

Net income (loss) available to common shareholders	$(1,311)	$390	$(6,105)	$1,662

Earnings Per Share:
Basic earnings per share	$(0.27)	$0.08	$(1.28)	$0.34
Diluted earnings per share	$(0.27)	$0.08	$(1.28)	$0.34
Weighted Average Number of Shares Outstanding:
Basic shares	4,776	4,809	4,776	4,830
Diluted shares	4,776	4,820	4,776	4,852
Shares of common stock issuable under stock options for which the exercise prices were greater than the average market prices were not included in the computation of diluted earnings per share due to their antidilutive effect. When a net loss occurs, no difference in earnings per share is calculated because the conversion of potential common stock is anti-dilutive. Stock options not included in the computation of diluted earnings per share, due to their antidilutive effect, were 453,000 for the three months ended September 30, 2008 and 374,000 for the nine months ended September 30, 2008.
7. COMPREHENSIVE INCOME
Total comprehensive income (loss) for the three months ended September 30, 2009 and 2008 totaled $(1,024,000) and $491,000, respectively. Comprehensive income (loss) is comprised of unrealized gains, net of taxes, on available-for-sale investment securities, which were $116,000 and $101,000 for the three months ended September 30, 2009 and 2008, respectively, together with net income (loss).
Total comprehensive income (loss) for the nine months ended September 30, 2009 and 2008 totaled $(5,486,000) and $1,836,000 respectively. Comprehensive income (loss) is comprised of unrealized gains, net of taxes, on available-for-sale investment securities, which were $161,000 and $174,000 for the nine months ended September 30, 2009 and 2008, respectively, together with net income (loss).
At September 30, 2009 and December 31, 2008, accumulated other comprehensive income totaled $478,000 and $317,000, respectively, and is reflected, net of taxes, as a component of shareholders’ equity.

8. STOCK-BASED COMPENSATION
In 2001 and 1991, the Company established Stock Option Plans for which 873,185 shares of common stock remain reserved for issuance to employees and directors and 469,219 shares are available for future grants under incentive and nonstatutory agreements as of September 30, 2009. The Company did not grant options during the nine months ended September 30, 2009. The Company granted 90,300 options during the nine months ended September 30, 2008. The weighted average grant date fair value of options granted for the nine months ended September 30, 2008 was $2.54.
Compensation cost related to stock options recognized in operating results was $64,000 and $74,000 for the quarters ended September 30, 2009 and 2008, respectively. The associated future income tax benefit recognized was $5,000 and $6,000 for the quarters ended September 30, 2009 and 2008, respectively. Compensation cost related to stock options recognized in operating results was $193,000 and $218,000 for the nine months ended September 30, 2009 and 2008, respectively. Compensation expense is recognized over the vesting period on a straight-line basis. The associated future income tax benefit recognized was $15,000 and $18,000 for the nine months ended September 30, 2009 and 2008, respectively.
Excess tax benefits from the exercise of stock-based compensation awards are presented as a financing activity in the consolidated statement of cash flows.
The following table summarizes information about stock option activity for the nine months ended September 30, 2009:

			Weighted
			Average
		Weighted	Remaining
		Average	Contractual
		Exercise	Term	Intrinsic Value
	Shares	Price	(in years)	(in thousands)
Options outstanding at December 31, 2008	466,956	$13.38
Options granted	—	—
Options exercised	(1,000)	5.43
Options cancelled	(61,990)	12.38

Options outstanding at September 30, 2009	403,966	$13.56	5.0	$—

Options exercisable at September 30, 2009	262,031	$13.07	4.5	$—

Expected to vest after September 30, 2009	123,741	$14.45	5.9	$—

The total intrinsic value of options (which is the amount by which the stock price exceeded the exercise price of the options on the date of exercise) exercised during the nine months ended September 30, 2009 was $1,000 with the amount of cash received from the exercise of those stock options totaling $5,000.
At September 30, 2009, there was $360,000 of total unrecognized compensation cost related to non-vested stock option awards which is expected to be recognized over a weighted-average period of 1.7 years. The total fair value of options vested during the nine months ended September 30, 2009 was $211,000.

9. INCOME TAXES
The Company files its income taxes on a consolidated basis with its subsidiary. The allocation of income tax expense (benefit) represents each entity’s proportionate share of the consolidated provision for income taxes.
Deferred tax assets and liabilities are recognized for the tax consequences of temporary differences between the reported amount of assets and liabilities and their tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The realization of the net deferred tax assets is dependent upon the generation of sufficient taxable income. On a quarterly basis, the Company determines whether a valuation allowance is necessary. In doing so, management considers all evidence currently available, both positive and negative, in determining whether, based on the weight of that evidence, the net deferred tax asset will be realized and whether a valuation allowance is necessary. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. The Company establishes a tax valuation allowance when it is more likely than not that a recorded tax benefit is not expected to be realized. The expense to create the tax valuation is recorded as an additional income tax expense in the period the tax valuation allowance is established. On the consolidated balance sheet, net deferred tax assets are included in accrued interest receivable and other assets.
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
Interest expense and penalties associated with unrecognized tax benefits, if any, are classified as income tax expense in the consolidated statement of income. There have been no significant changes to unrecognized tax benefits or accrued interest and penalties for the quarter ended September 30, 2009.
10. FAIR VALUE MEASUREMENT
Fair Value of Financial Instruments
The estimated fair values of the Company’s financial instruments are as follows:

	September 30, 2009		December 31, 2008
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Financial assets:
Cash and cash equivalents	$35,158,000	$35,158,000	$18,791,000	$18,791,000
Investment securities	75,777,000	76,404,000	38,374,000	38,606,000
Loans	335,838,000	338,337,000	359,072,000	363,811,000
Bank owned life insurance	10,023,000	10,023,000	9,766,000	9,766,000
Accrued interest receivable	2,123,000	2,123,000	2,063,000	2,063,000

Financial liabilities:
Deposits	$423,938,000	$424,141,000	$371,493,000	$371,761,000
Short-term borrowings	20,000,000	20,000,000	34,000,000	34,000,000
Junior subordinated deferrable interest debentures	10,310,000	2,663,000	10,310,000	2,420,000
Accrued interest payable	500,000	500,000	487,000	487,000

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
The following methods and assumptions were used by management to estimate the fair value of its financial instruments at September 30, 2009 and December 31, 2008:
Cash and cash equivalents: For cash and cash equivalents, the carrying amount is estimated to be fair value.
Investment securities: For investment securities, fair values are based on quoted market prices, where available. If quoted market prices are not available, fair values are estimated using quoted market prices for similar securities and indications of value provided by brokers.
Loans: For variable-rate loans that reprice frequently with no significant change in credit risk, fair values are based on carrying values. Fair values of loans held for sale, if any, are estimated using quoted market prices for similar loans. The fair values for other loans are estimated using discounted cash flow analyses, using interest rates currently being offered at each reporting date for loans with similar terms to borrowers of comparable creditworthiness. The fair value of loans is adjusted for the allowance for loan losses. The fair value of accrued interest receivable approximates its fair value as adjusted for accrued interest on impaired loans.
The fair value of impaired loans is based on either the estimated fair value of underlying collateral or estimated cash flows, discounted at the loans effective rate. Assumptions regarding credit risk and cash flows are determined using available market information and specific borrower information.
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

The following tables present information about the Company’s assets and liabilities measured at fair value on a recurring and non recurring basis as of September 30, 2009, and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value based on the hierarchy:
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
Assets and liabilities measured at fair value on a recurring basis are summarized below:

Fair Value Measurements at September 30, 2009 Using
Quoted Prices in
		Active Markets for	Significant Other	Significant
		Identical Assets	Observable Inputs	Unobservable Inputs
	Total Fair Value	(Level 1)	(Level 2)	(Level 3)

Assets:
Available-for-sale securities	$63,416,000	$42,301,000	$21,115,000	$—

The fair value of securities available for sale equals quoted market price, if available. If quoted market prices are not available, fair value is determined using quoted market prices for similar securities. There were no changes in the valuation techniques used during 2009. Changes in fair market value are recorded in other comprehensive income.
Assets and liabilities measured at fair value on a non-recurring basis are summarized below:

		Fair Value Measurements at September 30, 2009 Using
		Quoted Prices in
		Active Markets for	Significant Other	Significant
		Identical Assets	Observable Inputs	Unobservable Inputs
	Total Fair Value	(Level 1)	(Level 2)	(Level 3)

Assets:
Impaired loans	$9,128,000	$—	$9,128,000	$—
Other real estate owned	15,498,000	—	15,498,000	—

	$24,626,000	$—	$24,626,000	$—

Impaired loans measured at fair value, all of which are measured for impairment using the fair value of the collateral as they are virtually all collateral dependent loans, had a principal balance of $11,643,000 with a related valuation allowance of $2,515,000 at September 30, 2009. There were no changes in the valuation techniques used during 2009. Declines in the collateral values of impaired loans during 2009 were $3.6 million which was reflected as additional specific allocations of the allowance for loan losses and/or partial charge-offs of the impaired loan.
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
11. RECENT ACCOUTING DEVELOPMENTS
FASB Accounting Standards Codification™ (ASC or Codification): In June 2009, the FASB issued Accounting Standards Update (ASU) No. 2009-01 (formerly Statement No. 168), “Topic 105 — Generally Accepted Accounting Principles — FASB Accounting Standards Codification™ and the Hierarchy of Generally Accepted Accounting Principles.” The Codification is the single source of authoritative nongovernmental U.S. generally accepted accounting principles (GAAP). The Codification does not change current GAAP, but is intended to simplify user access to all authoritative GAAP by providing all the authoritative literature related to a particular topic in one place. All existing accounting standard documents are superseded and all other accounting literature not included in the Codification is considered nonauthoritative. The Codification is effective for interim or annual reporting periods ending after September 15, 2009. We have made the appropriate changes to GAAP references in our financial statements.
Measuring Liabilities at Fair Value: In August 2009, the FASB issued ASU No. 2009-05, “Fair Value Measurements and Disclosures (Topic 820) — Measuring Liabilities at Fair Value”. This ASU provides amendments for fair value measurements of liabilities. It provides clarification that in circumstances in which a quoted price in an active market for the identical liability is not available, a reporting entity is required to measure fair value using one or more techniques. ASU 2009-05 also clarifies that when estimating a fair value of a liability, a reporting entity is not required to include a separate input or adjustment to other inputs relating to the existence of a restriction that prevents the transfer of the liability. ASU 2009-05 is effective for the first reporting period (including interim periods) beginning after issuance or fourth quarter 2009. We are assessing the impact of ASU 2009-05 on our financial condition, results of operations, and disclosures.
Accounting for Transfers of Financial Assets: In June 2009, the FASB issued Statement No. 166, “Accounting for Transfers of Financial Assets, an amendment of FASB Statement No. 140” (SFAS No. 166). SFAS 166 amends the derecognition accounting and disclosure guidance relating to SFAS 140. SFAS 166 eliminates the exemption from consolidation for QSPEs, it also requires a transferor to evaluate all existing QSPEs to determine whether it must be consolidated in accordance with SFAS 167. SFAS 166 is effective as of the beginning of the first annual reporting period that begins after November 15, 2009. We are assessing the impact of SFAS 166 on our financial condition, results of operations, and disclosures.
FASB Amends Disclosures about Fair Value of Financial Instruments: In April 2009, the FASB issued ASC 825 (formerly FASB Staff Position (FSP) 107-1 and APB 28-1), “Interim Disclosures about Fair Value of Financial Instruments.” ASC 825 requires a public entity to provide disclosures about fair value of financial instruments in interim financial information. ASC 825 is effective for interim and annual financial periods ending after June 15, 2009. We adopted the provisions of ASC 825 on April 1, 2009 and the impact on our disclosures is more fully discussed in Note 10 — Fair Value Measurement.

FASB Clarifies Other-Than-Temporary Impairment: In April 2009, the FASB issued ASC 320 (formerly FSP FAS 115-2, FAS124-2 and EITF 99-20-2), “Recognition and Presentation of Other-Than-Temporary-Impairment.” ASC 320 (i) changes existing guidance for determining whether an impairment is other than temporary to debt securities and (ii) replaces the existing requirement that the entity’s management assert it has both the intent and ability to hold an impaired security until recovery with a requirement that management assert: (a) it does not have the intent to sell the security; and (b) it is more likely than not it will not have to sell the security before recovery of its cost basis. Under ASC 320, declines in the fair value of held-to-maturity and available-for-sale securities below their cost that are deemed to be other than temporary are reflected in earnings as realized losses to the extent the impairment is related to credit losses. The amount of impairment related to other factors is recognized in other comprehensive income. ASC 320 is effective for interim and annual periods ending after June 15, 2009. We adopted the provisions of ASC 320 on April 1, 2009. Details related to the adoption of ASC 320 and the impact on our disclosures is more fully discussed in Note 3 — Investment Securities. The provisions of ASC 320 did not have an impact on our financial condition and results of operations.
FASB Clarifies Application of Fair Value Accounting: In April 2009, the FASB issued ASC 820 (formerly FSP FAS 157-4), “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly.” ASC 820 affirms the objective of fair value when a market is not active, clarifies and includes additional factors for determining whether there has been a significant decrease in market activity, eliminates the presumption that all transactions are distressed unless proven otherwise, and requires an entity to disclose a change in valuation technique. ASC 820 is effective for interim and annual periods ending after June 15, 2009. We adopted the provisions of ASC 820 on April 1, 2009. The provisions of ASC 820 did not have a material impact on our financial condition and results of operations.
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

INTRODUCTION
The following discussion and analysis sets forth certain statistical information relating to the Company as of September 30, 2009 and December 31, 2008 and for the three and nine month periods ended September 30, 2009 and 2008. This discussion should be read in conjunction with the condensed consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q and the consolidated financial statements and notes thereto included in Plumas Bancorp’s Annual Report filed on Form 10-K for the year ended December 31, 2008.
Plumas Bancorp trades on The NASDAQ Capital Market under the ticker symbol “PLBC”.
COMMON STOCK CASH DIVIDEND
As it is the Company’s philosophy to pay dividends out of current period earnings, on April 24, 2009, the Company announced that it would be suspending its semi-annual common stock cash dividend for the first half of 2009. During 2008 the Company paid two semi-annual cash dividends to holders of common stock, the first was 16 cents per share paid on May 16, 2008 and the second was 8 cents per share paid on November 21, 2008. The Company’s Board of Directors will continue to evaluate the payment of a semi-annual common stock cash dividend in future quarters, but does not anticipate paying a cash dividend in 2009.
CRITICAL ACCOUNTING POLICIES
There have been no changes to the Company’s critical accounting policies from those disclosed in the Company’s 2008 Annual Report to Shareholders’ on Form 10-K.
OVERVIEW
The Company recorded a net loss of $5.65 million or ($1.28) per share for the nine months ended September 30, 2009, down from net income of $1.66 million or $0.34 per share for the nine months ended September 30, 2008. This decline in earnings resulted from a decline in net interest income of $946 thousand, an increase in the provision for loan losses of $9.6 million, and an increase in non-interest expense of $2.09 million. These items were partially offset by an increase of $259 thousand in non-interest income and a $5.08 million decrease in tax provision. The increase in the loan loss provision includes the effect of an increase in net loan charges-offs from $1.0 million during the nine months ended September 30, 2008 to $10.2 million during the current nine month period and reflects our evaluation of the required level of the allowance for loan losses necessary in the current economic environment. The increase in non-interest expense includes increases of $722 thousand in FDIC assessments and an increase of $848 thousand in the provision for OREO losses. Non-interest income during the 2008 period was adversely affected by a $415 thousand impairment charge on an investment security. Related to the reduction in pre-tax earnings the provision (benefit) for income taxes declined by $5.08 million from expense of $822 thousand during the nine months ended September 30, 2008 to a benefit of $4.26 million during the current nine month period.
Net income (loss) allocable to common shareholders declined from net income of $1.66 million during the nine months ended September 30, 2008 to a net loss of $6.10 million during the current nine month period. Included in the 2009 loss was the net loss described above of $5.65 million and an additional $458 thousand which represents dividends paid and accrued and the discount amortized on preferred stock.
Total assets increased from $457.2 million at December 31, 2008 to $502.6 million at September 30, 2009. Increases of $16.4 million in cash and due from banks, $37.4 million in investment securities, $11.3 million in real estate and vehicles acquired through foreclosure and $3.5 million in other assets was partially offset by a $23.2 million decline in net loans. Primarily related to an increase in deposits from public agencies, deposits increased by $52.4 million to $423.9 million and related to the issuance of $11.9 million in preferred stock under the government’s Capital Purchase Program (“CPP”), shareholders’ equity increased by $6.2 million. Funds generated from the increase in deposits and the preferred stock issuance were utilized to fund the increase in investments and cash and to reduce short-term borrowings. Short-term borrowings declined by $14 million from $34 million at December 31, 2008 to $20 million at September 30, 2009.

The annualized return (loss) on average assets was (1.58)% for the nine months ended September 30, 2009 down from 0.50% for the same period in 2008. The annualized return (loss) on average common equity was (23.9)% for the nine months ended September 30, 2009 down from 5.9% for the same period in 2008.
RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2009
Net interest income before provision for loan losses. Net interest income, on a nontax-equivalent basis, for the nine months ended September 30, 2009 was $14.4 million, a decline of $946 thousand from the $15.3 million earned during the same period in 2008. Decreases in the yield on the Company’s loan and investment portfolios and increases in the average balance of NOW and money market deposits and short-term borrowings were partially offset by: declines in the average balances and rates paid on time deposits; an increase in the average balance in the loan and investment portfolios; and a decline in the rate paid on short-term borrowings, NOW and savings deposits and junior subordinated debentures. Net interest margin for the nine months ended September 30, 2009 decreased 48 basis points, or 9%, to 4.61%, down from 5.09% for the same period in 2008.
Interest income decreased $2.5 million or 13%, to $17.1 million for the nine months ended September 30, 2009 primarily as a result of a decline in loan yield. Interest and fees on loans decreased $2.6 million to $15.6 million for the nine months ended September 30, 2009 as compared to $18.2 million during the first nine months of 2008. The average rate earned on the Company’s loan balances decreased 109 basis points to 5.77% during the first nine months of 2009 compared to 6.86% during the first nine months of 2008. The decline in loan yield reflects a large decline in market interest rates as illustrated by a decline in the prime interest rate from 7.25% at January 1, 2008 to 3.25% at September 30, 2009. Additionally, our nonperforming loans have significantly increased during the comparison periods. While nonperforming loans are included in the average balance of loans, the vast majority of these loans are not accruing interest. The result is a decrease in loan yield and a decrease in net interest margin. Partially offsetting the decline in yield was a 2% increase in the average balance of loans outstanding from $354 million for the nine month period ended September 30, 2008 to $360 million for the nine months ended September 30, 2009. The Company experienced a $70 thousand increase in interest income on investment securities as a 43 basis point decline in yields from 4.03% during the 2008 period to 3.60% during the current nine month period was offset by an $8.5 million increase in the average balance of investment securities.
Interest expense decreased $1.6 million to $2.7 million for the nine months ended September 30, 2009, down from $4.3 million for the same period in 2008. This reduction relates to a decrease in the rates paid on our interest-bearing liabilities and a decrease in the average balances of our time deposits partially offset by an increase in the average balance of our NOW and money market accounts and short-term borrowings. Average time deposits declined by $13 million, and the average rate paid on these deposits declined by 131 basis points from 3.34% during the first nine months of 2008 to 2.03% during the current nine month period. During 2007 and into 2008 we offered a promotional time deposit product. Early in 2008 we stopped offering this product and allowed these higher rate promotional time deposits to mature, while increasing the level of short-term borrowings which offered favorable interest rates in comparison to rates we would have had to pay to attract additional time deposits.
The decline in the average balance of time deposits primarily relates to the maturity of these promotional time deposits while the decline in rate paid on time deposits includes the effect of the maturity of the promotional time balances as well as a decline in market interest rates.
Interest expense on NOW accounts increased by $32 thousand related to an increase in the average balance of these accounts of $19.6 million, partially offset by a decline in the average rate paid from 0.81% during the 2008 period to 0.69% in the current nine month period. See “FINANCIAL CONDITION — Deposits” for addition information related to the increase in NOW accounts. Interest expense on money market accounts increased by $43 thousand related to both an increase in average balance and an increase in the average rate paid. The rate paid on these accounts increased by 5 basis points from 0.79% during the nine months ended September 30, 2008 to 0.84% during the nine months ended September 30, 2009. The increase in rate and average balance is associated with the introduction of a new corporate sweep product which offers a tiered rate structure that rewards customers with a higher rate for maintaining larger balances. Interest on savings accounts declined by $56 thousand related to a decline in rate paid of 17 basis points. Interest on short-term borrowings decreased by $118 thousand as a decline in the rate paid on these borrowings of 196 basis points from 2.26% to 0.30% was partially offset by a $14.7 million increase in average balance. Interest expense paid on junior subordinated debentures, which fluctuates with changes in the 3-month London Interbank Offered Rate (LIBOR) rate, decreased by $179 thousand as a result of a decrease in the LIBOR rate.

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

	For the Nine Months Ended September 30, 2009			For the Nine Months Ended September 30, 2008
	Average Balance	Interest	Yield/	Average Balance	Interest	Yield/
	(in thousands)	(in thousands)	Rate	(in thousands)	(in thousands)	Rate

Interest-earning assets:
Loans (1) (2)	$360,412	$15,556	5.77%	$353,639	$18,169	6.86%
Investment securities (1)	57,376	1,545	3.60%	48,911	1,475	4.03%
Federal funds sold	16	—	0.32%	153	3	2.62%

Total interest-earning assets	417,804	17,101	5.47%	402,703	19,647	6.52%

Cash and due from banks	26,467			11,845
Other assets	34,437			32,745

Total assets	$478,708			$447,293

Interest-bearing liabilities:
NOW deposits	$93,584	481	0.69%	$73,957	449	0.81%
Money market deposits	41,030	259	0.84%	36,300	216	0.79%
Savings deposits	50,282	69	0.18%	48,090	125	0.35%
Time deposits	101,364	1,541	2.03%	114,372	2,856	3.34%

Total deposits	286,260	2,350	1.10%	272,719	3,646	1.79%

Short-term borrowings	25,006	56	0.30%	10,299	174	2.26%
Other interest-bearing liabilities	215	6	3.72%	309	13	5.62%
Junior subordinated debentures	10,310	294	3.81%	10,310	473	6.13%

Total interest-bearing liabilities	321,791	2,706	1.12%	293,637	4,306	1.96%

Non-interest bearing deposits	106,714			110,677
Other liabilities	5,723			5,602
Shareholders’ equity	44,480			37,377

Total liabilities & equity	$478,708			$447,293

Cost of funding interest-earning assets (3)			0.86%			1.43%
Net interest income and margin (4)		$14,395	4.61%		$15,341	5.09%

(1)	Not computed on a tax-equivalent basis.

(2)	Net loan costs included in loan interest income for the nine-month periods ended September 30, 2009 and 2008 were $133 thousand and $208 thousand, respectively.

(3)	Total annualized interest expense divided by the average balance of total earning assets.

(4)	Annualized net interest income divided by the average balance of total earning assets.

The following table sets forth changes in interest income and interest expense for the nine-month periods indicated and the amount of change attributable to variances in volume, rates and the combination of volume and rates based on the relative changes of volume and rates:

	2009 over 2008 change in net interest income
	for the nine months ended September 30
	(in thousands)
	Volume (1)	Rate (2)	Mix (3)	Total

Interest-earning assets:
Loans	$348	$(2,889)	$(72)	$(2,613)
Investment securities	255	(157)	(28)	70
Federal funds sold	(3)	(3)	3	(3)

Total interest income	600	(3,049)	(97)	(2,546)

Interest-bearing liabilities:
NOW deposits	119	(69)	(18)	32
Money market deposits	28	13	2	43
Savings deposits	6	(59)	(3)	(56)
Time deposits	(324)	(1,115)	124	(1,315)
Short-term borrowings	248	(151)	(215)	(118)
Other interest-bearing liabilities	(4)	(4)	1	(7)
Junior subordinated debentures	—	(179)	—	(179)

Total interest expense	73	(1,564)	(109)	(1,600)

Net interest income	$527	$(1,485)	$12	$(946)

(1)	The volume change in net interest income represents the change in average balance divided by the previous year’s rate.

(2)	The rate change in net interest income represents the change in rate multiplied by the previous year’s average balance.

(3)	The mix change in net interest income represents the change in average balance multiplied by the change in rate.
Provision for loan losses. The allowance for loan losses is maintained at a level that management believes will be adequate to absorb inherent losses on existing loans based on an evaluation of the collectibility of the loans and prior loan loss experience. The evaluations take into consideration such factors as changes in the nature and volume of the portfolio, overall portfolio quality, review of specific problem loans, and current economic conditions that may affect the borrower’s ability to repay their loan. The allowance for loan losses is based on estimates, and ultimate losses may vary from the current estimates. These estimates are reviewed periodically and, as adjustments become necessary, they are reported in earnings in the periods in which they become known. (See “FINANCIAL CONDITION — Analysis of allowance for loan losses”)
The Company recorded $11.3 million in provision for loan losses for the nine months ended September 30, 2009, an increase of $9.6 million from the $1.7 million recorded during the nine months ended September 30, 2008. The Company has experienced a higher level of net loan charge-offs and nonperforming loans related to the significant economic slow down affecting California and Nevada. In response, the Company has increased its level of allowance for loan losses to total loans from 1.37% at September 30, 2008 to 1.97% at December 31, 2008 and to 2.43% at September 30, 2009. The allowance for loan losses has increased from $4.9 million at September 30, 2008 to $7.2 million at December 31, 2008 and $8.4 million at September 30, 2009. Net charge-offs as an annualized percentage of average loans increased from 0.38% during the first nine months of 2008 to 3.77% during the nine months ended September 30, 2009. Net charge-offs totaled $10.2 million during the first nine months of 2009 compared to $1.0 million during the nine months ended September 30, 2008. Nonperforming loans increased from $3.8 million at September 30, 2008 to $17.2 million at September 30, 2009.

Non-interest income. During the nine months ended September 30, 2009 non-interest income increased by $259 thousand to $4.0 million, from $3.8 million during the nine months ended September 30, 2008. However, during the 2008 period non-interest income was reduced by an other-than-temporary impairment charge for an investment in a debt security issued by Lehman Brothers Holdings, Inc. totaling $415 thousand. Excluding this item non-interest income would have decreased by $156 thousand.
Reductions in non-interest income include a $114 thousand decline in service charge income related to a decline in overdraft income, an $83 thousand decline in dividends received from the Federal Home Loan Bank of San Francisco (FHLB), a $69 thousand decline in official check fees and a decline of $38 thousand in investment services income. The FHLB did not pay a dividend during the first two quarters of 2009, but paid a dividend of $4 thousand during the third quarter of 2009. This compares to dividends totaling $87 thousand paid during the first nine months of 2008. Official checks fees represent fees paid by a third party processor for the processing of our cashier and expense checks. These fees are indexed to the federal funds rate and the decrease in income from this item is primarily related to the decline in the federal funds rate. Additionally, during mid 2008 the processor changed the fee structure further reducing fees that we earn under this relationship. We attribute the decline in investment services income primarily to economic factors.
Partially offsetting these reductions in non-interest income was a $104 thousand increase in gains on the sale of loans. Gains on sale of loans relate to government guaranteed loans sold into the secondary market. We have been expanding our government guaranteed loan operations resulting in an increase in loan production from this source.
The following table describes the components of non-interest income for the nine-month periods ending September 30, 2009 and 2008, dollars in thousands:

	For the Nine Months
	Ended September 30,		Dollar	Percentage
	2009	2008	Change	Change
Service charges on deposit accounts	$2,823	$2,937	$(114)	-3.9%
Earnings on life insurance policies	323	314	9	2.9%
Gain on sale of loans	215	111	104	93.7%
Merchant processing income	211	222	(11)	-5.0%
Customer service fees	92	87	5	5.7%
Investment services income	61	99	(38)	-38.4%
Safe deposit box and night depository income	49	50	(1)	-2.0%
Official check fees	14	83	(69)	-83.1%
Federal Home Loan Bank dividends	4	87	(83)	-95.4%
Impairment loss on investment security	—	(415)	415	100.0%
Other	249	207	42	20.3%

Total non-interest income	$4,041	$3,782	$259	6.8%

Non-interest expenses. During the nine months ended September 30, 2009, total non-interest expense increased by $2.1 million, or 14%, to $17.0 million, up from $14.9 million for the comparable period in 2008. This increase in non-interest expense was primarily the result of an increase in the provision for OREO losses of $848 thousand and an increase in FDIC insurance assessments of $722 thousand. Other significant increases included $152 thousand in salaries and employee benefits, $140 thousand in professional fees, $188 thousand in loan and collection costs and OREO costs, $183 thousand in losses on the sale of OREO and vehicles and $265 thousand in other expense. These items were partially offset by reductions in other costs the three largest of which where advertising and shareholder relations, business development and insurance expense.

A valuation allowance for losses on other real estate is maintained to provide for temporary declines in value. The provision for OREO losses for the nine months ended September 30, 2009 totaled $887 thousand which represents declines in the value of several properties. During 2009 the FDIC increased regular assessments and implemented a special assessment resulting in a significant increase in FDIC assessments. Additionally, during the first quarter of 2008 the Company was able to use its remaining credit balance with the FDIC to offset insurance premium billings; however, by the end of the first quarter of 2008 the credit balance had been fully utilized. Salaries and other employee benefits increased by $152 thousand primarily related to additional staffing in our government guaranteed lending operations which were somewhat offset by reductions in staffing in other areas including our Reno loan production office and our Redding branch. The increase in professional fees relates to consulting costs associated with our computer network and telephone system and loan related legal expense. Consistent with the increase in nonperforming loans and assets during the period (See “FINANCIAL CONDITION — Nonperforming Loans”) loan and collection and OREO expenses which include costs related to acquiring and maintaining real estate acquired through foreclosure increased by $188 thousand from $265 thousand during the first nine months of 2008 to $453 thousand for the nine months ended September 30, 2009. The losses incurred on the sale of OREO totaled $158 thousand and relate to the sale of seven properties. Proceeds received on sale of these properties totaled $1.6 million. The increase in other expense, which totaled $265 thousand, is primarily related to nonrecurring expense items, the largest of which totaled $140 thousand.
We implemented cost control initiatives which, among other things, have resulted in savings in advertising, shareholder relation costs and business development costs. These cost savings totaled $183 thousand during the first nine months of 2009 when compared to the 2008 period. We reduced our shareholder expense by eliminating the glossy section of our annual report. Business development costs declined as we reduced certain employee travel and relationship-building initiatives which generating an annual savings of approximately $75 thousand.
During the first quarter of 2009 our Chief Information and Technology officer retired from the Company. Because his retirement took place prior to the age of sixty-five he forfeited his benefits under his company provided split dollar life insurance plan. To reflect this forfeiture we recorded a one-time reduction in insurance expense totaling $83 thousand.
The following table describes the components of non-interest expense for the nine-month periods ending September 30, 2009 and 2008, dollars in thousands:

	For the Nine Months
	Ended September 30,		Dollar	Percentage
	2009	2008	Change	Change
Salaries and employee benefits	$8,417	$8,265	$152	1.8%
Occupancy and equipment	2,836	2,872	(36)	-1.3%
FDIC insurance and assessments	905	183	722	394.5%
Provision for OREO losses	887	39	848	2,174.4%
Professional fees	598	458	140	30.6%
Outside service fees	588	530	58	10.9%
Loan collection and OREO expenses	453	265	188	70.9%
Telephone and data communication	301	303	(2)	-0.7%
Advertising and shareholder relations	249	334	(85)	-25.4%
Business development	241	339	(98)	-28.9%
Director compensation	221	264	(43)	-16.3%
Armored car and courier	210	218	(8)	-3.7%
Loss on sale of real estate and vehicles	200	17	183	1,076.5%
Postage	154	180	(26)	-14.4%
Stationery and supplies	139	172	(33)	-19.2%
Deposit premium amortization	130	172	(42)	-24.4%
Insurance	85	176	(91)	-51.7%
Other	427	162	265	163.6%

Total non-interest expense	$17,041	$14,949	$2,092	14.0%

Provision for income taxes. The Company recorded an income tax benefit of $4.3 million, or 43.0% of pre-tax loss for the nine months ended September 30, 2009. This compares to income tax expense of $822 thousand or 33.1% of pre-tax income during the first nine months of 2008. The percentage for 2009 exceeds the statutory rate as tax exempt income such as earnings on Bank owned life insurance and municipal loan and investment income increase the loss subject to tax benefit. In determining that realization of the deferred tax assets is more likely than not and no valuation allowance is needed at September 30, 2009, we considered a number of factors including reversing taxable temporary differences in future periods and our ability to generate future taxable income.
RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2009
Net Income. The Company recorded a net loss of $1.14 million or ($0.27) per share for the three months ended September 30, 2009, down from net income of $390 thousand or $0.08 per share for the three months ended September 30, 2008. This decrease in earnings resulted from a $493 thousand decline in net interest income, a $1.85 million increase in the provision for loan losses and a $758 thousand increase in non-interest expense. These items were partially offset by a $519 thousand increase in non-interest income and a $1.05 million decrease in income tax.
Net income (loss) allocable to common shareholders declined from net income of $390 thousand during the quarter ended September 30, 2008 to a net loss of $1.31 million during the current three month period. Included in the 2009 loss was the net loss described above of $1.14 million and an additional $171 thousand decrease which represents dividends paid and accrued and discount amortized on preferred stock.
Net interest income before provision for loan losses. Net interest income, on a nontax-equivalent basis, was $4.7 million for the three months ended September 30, 2009, a decrease of $493 thousand, or 9%, from $5.2 million for the same period in 2008. The decline in net interest income was primarily related to a decrease in the yields on loans. In addition the company experienced a decrease in yields on investments and an increase in the average balance of NOW deposit accounts. The effect of these items on net interest income were partially offset by an increase in the average balance of investment securities, a decline in the rates paid on time deposits, short-term borrowings and junior subordinated debentures. Net interest margin for the three months ended September 30, 2009 decreased 73 basis points, or 14%, to 4.43%, down from 5.16% for the same period in 2008.
Interest income decreased $778 thousand or 12%, to $5.7 million for the three months ended September 30, 2009 primarily as a result of a decline in loan yield. Interest and fees on loans decreased $888 thousand to $5.1 million for the three months ended September 30, 2009 as compared to $6.0 million during the third quarter of 2008. The average rate earned on the Company’s loan balances decreased 97 basis points to 5.67% during the three months ended September 30, 2009 compared to 6.64% during the third quarter of 2008. The decline in loan yield reflects a large decline in market interest rates as illustrated by a decline in the prime interest rate from 5.00% at July 1, 2008 to 3.25% at September 30, 2009. Additionally, our nonperforming loans have significantly increased during the comparison periods. While nonperforming loans are included in the average balance of loans, the vast majority of these loans are not accruing interest. The result is a decrease in loan yield and a decrease in net interest margin. The average balance in loans outstanding decreased slightly from $358 million during the 2008 quarter to $356 million during the current quarter.
A 71 basis points decline in yield on investment securities was offset by an increase of $23.1 million in the average balance outstanding resulting in a net increase of $111 thousand in interest earned on investment securities.
Interest expense decreased by $285 thousand, or 24%, to $917 thousand for the three months ended September 30, 2009, down from $1.2 million for the same period in 2008. The largest component of this decline was a $234 thousand decline in interest on time deposits. The average rate paid on time deposits declined from 2.75% during the 2008 quarter to 1.87% during the current quarter. Average time deposits declined slightly to $104.8 million from $105.4 million during the third quarter of 2008. The decline in rate paid on time deposits primarily relates to declines in market rates during the period. Interest expense on NOW accounts increased by $86 thousand related to an increase in the average balance of these accounts of $37.8 million and an increase in the rate paid from 0.69% during the 2008 quarter to 0.76% in the current quarter. See “FINANCIAL CONDITION — Deposits” for addition information related to the increase in NOW accounts.

Interest expense on short-term borrowings declined by $58 thousand as an increase in the average balance of these borrowings totaling $4.3 million was offset by a decline in the rate paid of 160 basis points from 2.02% during the quarter ended September 30, 2008 to 0.42% during the current quarter. Interest expense on junior subordinated debentures declined by $60 thousand related to a decline in the rate paid from 5.56% during the third quarter of 2008 to 3.23% during the three months ended September 30, 2009.
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

	For the Three Months Ended September 30, 2009			For the Three Months Ended September 30, 2008
	Average Balance	Interest	Yield/	Average Balance	Interest	Yield/
	(in thousands)	(in thousands)	Rate	(in thousands)	(in thousands)	Rate

Interest-earning assets:
Loans (1) (2)	$356,210	$5,090	5.67%	$357,970	$5,978	6.64%
Investment securities (1)	68,329	563	3.27%	45,216	452	3.98%
Federal funds sold	—	—	—%	132	1	3.01%

Total interest-earning assets	424,539	5,653	5.28%	403,318	6,431	6.34%

Cash and due from banks	35,511			11,643
Other assets	37,091			34,529

Total assets	$497,141			$449,490

Interest-bearing liabilities:
NOW deposits	$110,617	212	0.76%	$72,846	126	0.69%
Money market deposits	40,660	82	0.80%	36,821	80	0.86%
Savings deposits	50,638	22	0.17%	49,446	41	0.33%
Time deposits	104,822	494	1.87%	105,391	728	2.75%

Total deposits	306,737	810	1.05%	264,504	975	1.47%

Short-term borrowings	19,886	21	0.42%	15,573	79	2.02%
Other interest-bearing liabilities	209	2	3.79%	310	4	5.13%
Junior subordinated debentures	10,310	84	3.23%	10,310	144	5.56%

Total interest-bearing liabilities	337,142	917	1.08%	290,697	1,202	1.64%

Non-interest bearing deposits	110,459			115,691
Other liabilities	6,308			5,662
Shareholders’ equity	43,232			37,440

Total liabilities & equity	$497,141			$449,490

Cost of funding interest-earning assets (3)			0.85%			1.18%
Net interest income and margin (4)		$4,736	4.43%		$5,229	5.16%

(1)	Not computed on a tax-equivalent basis.

(2)	Net loan costs included in loan interest income for the three-month periods ended September 30, 2009 and 2008 were $47 thousand and $58 thousand, respectively.

(3)	Total interest expense divided by the average balance of total earning assets.

(4)	Net interest income divided by the average balance of total earning assets.

The following table sets forth changes in interest income and interest expense for the three-month periods indicated and the amount of change attributable to variances in volume, rates and the combination of volume and rates based on the relative changes of volume and rates:

	2009 over 2008 change in net interest income
	for the three months ended September 30
	(in thousands)
	Volume (1)	Rate (2)	Mix (3)	Total

Interest-earning assets:
Loans	$(29)	$(879)	$20	$(888)
Investment securities	232	(81)	(40)	111
Federal funds sold	(1)	—	—	(1)

Total interest income	202	(960)	(20)	(778)

Interest-bearing liabilities:
NOW deposits	66	13	7	86
Money market deposits	8	(6)	—	2
Savings deposits	1	(20)	—	(19)
Time deposits	(4)	(233)	3	(234)
Short-term borrowings	22	(63)	(17)	(58)
Other interest-bearing liabilities	(1)	(1)	—	(2)
Junior subordinated debentures	—	(60)	—	(60)

Total interest expense	92	(370)	(7)	(285)

Net interest income	$110	$(590)	$(13)	$(493)

(1)	The volume change in net interest income represents the change in average balance divided by the previous year’s rate.

(2)	The rate change in net interest income represents the change in rate divided by the previous year’s average balance.

(3)	The mix change in net interest income represents the change in average balance multiplied by the change in rate.
Provision for loan losses. In response to an increase in the level of net loan charge-offs and our evaluation of the adequacy of the allowance for loan losses in the current economic environment, particularly related to the decline in real estate values, we increased our provision for loan losses. The Company recorded $2.55 million in provision for loan losses for the three months ended September 30, 2009 compared to the $700 thousand for the three months ended September 30, 2008. Management assesses its loan quality monthly to maintain an adequate allowance for loan losses. Based on information currently available, management believes that the allowance for loan losses is adequate to absorb the probable losses in the portfolio. However, no assurance can be given that the Company may not sustain charge-offs which are in excess of the allowance in any given period. See “FINANCIAL CONDITION — Analysis of allowance for loan losses” for additional information.
Non-interest income. During the three months ended September 30, 2009 non-interest income increased by $519 thousand to $1.5 million, from $1.0 million during the three months ended September 30, 2008. However, during the 2008 period non-interest income was reduced by an other-than-temporary impairment charge for an investment in a debt security issued by Lehman Brothers Holdings, Inc. totaling $415 thousand. Excluding the Lehman charge non-interest income would have increased by $104 thousand. The largest component of the $104 thousand increase was an increase in gains on the sale of SBA loans of $173 thousand. SBA loans are sold from time to time based on market conditions, liquidity needs, SBA loan production and other factors. Service charge income decreased by $45 thousand primarily related to a decline in overdraft income. Other declines in non-interest income included $7 thousand in investment services income, $16 thousand in official check fees and $26 thousand in FHLB dividends.

The following table describes the components of non-interest income for the three-month periods ending September 30, 2009 and 2008, dollars in thousands:

	For the Three Months
	Ended September 30,		Dollar	Percentage
	2009	2008	Change	Change
Service charges on deposit accounts	$970	$1,015	$(45)	-4.4%
Gain on sale of loans	205	32	173	540.6%
Earnings on life insurance policies	108	107	1	0.9%
Merchant processing income	99	97	2	2.1%
Customer service fees	33	30	3	10.0%
Safe deposit box and night depository income	15	16	(1)	-6.3%
Investment services income	14	21	(7)	-33.3%
Official check fees	4	20	(16)	-80.0%
Federal Home Loan Bank dividends	4	30	(26)	-86.7%
Impairment loss on investment security	—	(415)	415	100%
Other	83	63	20	31.7%

Total non-interest income	$1,535	$1,016	$519	51.1%

Non-interest expenses. During the three months ended September 30, 2009, total non-interest expenses increased $758 thousand, or 15%, to $5.7 million, up from $5.0 million for the comparable period in 2008. The increase in non-interest expense was primarily the result of increases of $531 thousand in the provision for OREO losses, $168 thousand in FDIC insurance assessments and $66 thousand in loan collection and OREO expenses.
A valuation allowance for losses on other real estate is maintained to provide for temporary declines in value, the provision for OREO losses for the three months ended September 30, 2009 totaled $531 thousand which represents declines in the value of several properties. At September 30, 2009 OREO consisted of thirty properties with a total fair value, which includes a $1.2 million valuation allowance, of $15.5 million. At September 30, 2008 OREO consisted of eleven properties with a fair value of $2.4 million. The increase in FDIC insurance includes both an increase in the rate charged Plumas Bank and an increase in deposits. Consistent with the increase in nonperforming loans and assets during the period (See “FINANCIAL CONDITION — Nonperforming Loans”) loan collection and OREO expenses which include costs related to acquiring and maintaining real estate acquired through foreclosure increased by $66 thousand from $100 thousand during the third quarter of 2008 to $166 thousand for the three months ended September 30, 2009.
The largest positive variances in non-interest expense were a $35 thousand decline in occupancy and equipment expense, a $31 thousand decline in business development costs and a $31 thousand decline in advertising and shareholder relations expense. The decline in occupancy and equipment is related to a decline in equipment expense as our occupancy expense increased by $17 thousand during the comparison periods as a result of addition of our new data processing facility.

The following table describes the components of non-interest expense for the three-month periods ending September 30, 2009 and 2008, dollars in thousands:

	For the Three Months
	Ended September 30,		Dollar	Percentage
	2009	2008	Change	Change
Salaries and employee benefits	$2,827	$2,799	$28	1.0%
Occupancy and equipment	903	938	(35)	-3.7%
Provision for OREO losses	531	0	531	100.0%
FDIC insurance and assessments	236	68	168	247.1%
Outside service fees	192	182	10	5.5%
Professional fees	174	151	23	15.2%
Loan collection and OREO expenses	166	100	66	66.0%
Telephone and data communication	100	105	(5)	-4.8%
Advertising and shareholder relations	76	107	(31)	-29.0%
Director compensation	73	89	(16)	-18.0%
Armored car and courier	73	76	(3)	-3.9%
Business development	71	102	(31)	-30.4%
Loss on sale of real estate and vehicles	59	6	53	883.3%
Insurance	56	60	(4)	-6.7%
Postage	47	60	(13)	-21.7%
Deposit premium amortization	43	43	0	—%
Stationery and supplies	38	56	(18)	-32.1%
Other	78	43	35	81.4%

Total non-interest expense	$5,743	$4,985	$758	15.2%

Provision for income taxes. The Company recorded an income tax benefit of $882 thousand, or 43.6% of pre-tax loss for the three months ended September 30, 2009. This compares to income tax expense of $170 thousand or 30.4% of pre-tax income during the third quarter of 2008. The percentage for 2009 exceeds the statutory rate as tax exempt income such as earnings on Bank owned life insurance and municipal loan and investment income increase the loss subject to tax benefit. In determining that realization of the deferred tax assets is more likely than not and no valuation allowance is needed at September 30, 2009, we considered a number of factors including reversing taxable temporary differences in future periods and our ability to generate future taxable income.
FINANCIAL CONDITION
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
See Note 10 of the Notes to Condensed Consolidated Financial Statements for additional information about the financial instruments carried at fair value.
Loan portfolio composition. Net loans decreased by $23 million from $359 million at December 31, 2008 to $336 million at September 30, 2009. The decrease primarily relates to two factors, net loan charge-offs for the nine months of $10.2 million and $14 million in loans transferred to OREO. The Company continues to manage the mix of its loan portfolio consistent with its identity as a community bank serving the financing needs of all sectors of the area it serves. Although the Company offers a broad array of financing options, it continues to concentrate its focus on small to medium sized businesses. The Company offers both fixed and floating rate loans and obtains collateral in the form of real property, business assets and deposit accounts, but looks to business and personal cash flows as its primary source of repayment.

The Company’s largest lending categories are real estate mortgage loans, consumer and real estate construction loans. These categories accounted for approximately 47%, 16% and 14%, respectively of the Company’s total loan portfolio at September 30, 2009, compared to 42%, 17% and 20%, respectively of the Company’s total loan portfolio at December 31, 2008. The decline in real estate construction loans primarily relate to charge-offs and foreclosures in this category during the nine month period. In addition, the Company’s real estate related loans, including real estate mortgage loans, real estate construction loans, consumer equity lines of credit, and agricultural loans secured by real estate comprised 77% and 75% of the total loan portfolio at September 30, 2009 and December 31, 2008, respectively. The business activities of the Company currently are focused in the California counties of Plumas, Nevada, Placer, Lassen, Modoc, Shasta, and Sierra and in Washoe County in Northern Nevada. Consequently, the results of operations and financial condition of the Company are dependent upon the general trends in these economies and, in particular, the residential and commercial real estate markets. In addition, the concentration of the Company’s operations in these areas of Northeastern California and Northwestern Nevada exposes it to greater risk than other banking companies with a wider geographic base in the event of catastrophes, such as earthquakes, fires and floods in these regions.
The rates of interest charged on variable rate loans are set at specific increments in relation to the Company’s lending rate or other indexes such as the published prime interest rate or U.S. Treasury rates and vary with changes in these indexes. At September 30, 2009 and December 31, 2008, approximately 68% and 67%, respectively, of the Company’s loan portfolio was compromised of variable rate loans. While real estate mortgage, commercial and consumer lending remain the foundation of the Company’s historical loan mix, some changes in the mix have occurred due to the changing economic environment and the resulting change in demand for certain loan types. In addition, the Company remains committed to the agricultural industry in Northeastern California and will continue to pursue high quality agricultural loans. Agricultural loans include both commercial and commercial real estate loans. The Company’s agricultural loan balances totaled $41 million and $36 million at September 30, 2009 and December 31, 2008, respectively.
Nonperforming loans. Nonperforming loans at September 30, 2009 were $17.2 million, a decrease of $9.5 million from the $26.7 million balance at December 31, 2008. Nonperforming loans as a percentage of total loans decreased to 5.00% at September 30, 2009 down from 7.31% at December 31, 2008. Most of the decline in nonperforming loans resulted from the foreclosure of the underlying collateral on the loans resulting in an increase in OREO of $11.4 million during 2009. In total $14 million in loans were transferred to OREO during the nine months ended September 30, 2009.
The majority of the nonperforming loan balances at September 30, 2009 are related to three relationships representing six loans. These six loans have a total principal balance at September 30, 2009 of $9.5 million. Included in the allowance for loan losses are specific reserves of $1.8 million related to these loans.
At September 30, 2009 and December 31, 2008, the Company’s recorded investment in impaired loans totaled $16.7 million and $26.4 million, respectively. The specific allowance for loan losses related to impaired loans was $2.5 million and $3.1 million at September 30, 2009 and December 31, 2008, respectively.
The Company has implemented a Management Asset Resolution Committee (MARC) to develop an action plan to significantly reduce nonperforming loans. It consists of members of executive and credit administration management, and the activities are governed by a formal written charter. The MARC meets semi-monthly and reports to the Board’s Loan Committee.
More specifically, a formal plan to effect repayment and/or disposition of every significant nonperforming loan relationship is developed and documented for review and on-going oversight by the MARC. Some of the strategies used include but are not limited to: 1) obtaining additional collateral, 2) obtaining additional investor cash infusion, 3) sale of the promissory note to an outside party, 4) proceeding with foreclosure on the underlying collateral, 5) legal action against borrower/guarantors to encourage settlement of debt and/or collect any deficiency balance owed. Each step includes a benchmark timeline to track progress.

MARC also provides guidance for the maintenance and timely disposition of OREO properties; including developing financing and marketing programs to incent individuals to purchase OREO.
Nonperforming assets. Nonperforming assets (which are comprised of nonperforming loans plus foreclosed real estate and repossessed vehicle holdings) at September 30, 2009 were $32.8 million, an increase of $1.8 million over the $31.0 million balance at December 31, 2008. Foreclosed real estate holdings represented nineteen properties totaling $4.1 million at December 31, 2008 and thirty properties totaling $15.5 million at September 30, 2009. Of these thirty properties, four properties represent 74% of the balance or $11.4 million of the $15.5 million. Nonperforming assets as a percentage of total assets decreased to 6.52% at September 30, 2009 down slightly from 6.78% at December 31, 2008.
Analysis of allowance for loan losses. The allowance for loan losses totaled $4.90 million, $7.22 million and $8.35 million at September 30, 2008, December 31, 2008 and September 30, 2009, respectively. Annualized net charge-offs during the nine months ended September 30, 2009 totaled $10.2 million, or 3.77% of average loans, compared to $1.0 million, or 0.38% of average loans, for the comparable period in 2008. Net charge-offs during the first nine months of 2009 were comprised of $10.4 million of charge-offs, most of which relates to construction and land development loans, offset by $206 thousand in recoveries, compared to $1.1 million of charge-offs offset by $129 thousand in recoveries for the same period in 2008. The increase in charge-offs primarily relates to a decline in real estate values during the comparison periods. The allowance for loan losses was 2.43% of total loans as of September 30, 2009 up from 1.97% as of December 31, 2008 and 1.37% at September 30, 2008. The increase in the allowance for loan losses from December 31, 2008 is attributable to increases in general reserves of $1.7 million from $4.1 million, or 57% of the allowance at December 31, 2008 to $5.8 million, or 70% of the allowance at September 30, 2009. Specific reserves related to impaired loans decreased by $0.6 million to $2.5 million at September 30, 2009.
It is the policy of management to make additions to the allowance for loan losses so that it remains adequate to absorb the inherent risk of loss in the portfolio. Management believes that the allowance at September 30, 2009 is adequate. However, the determination of the amount of the allowance is judgmental and subject to economic conditions which cannot be predicted with certainty. Accordingly, the Company cannot predict whether charge-offs of loans in excess of the allowance may occur in future periods.
The following table provides certain information for the nine-month period indicated with respect to the Company’s allowance for loan losses as well as charge-off and recovery activity.

	For the Nine Months
	Ended September 30,
	(in thousands)
	2009	2008
Balance at January 1,	$7,224	$4,211

Charge-offs:
Commercial and agricultural	(472)	(182)
Real estate mortgage	(938)	(68)
Real estate construction	(8,519)	(423)
Consumer	(451)	(461)

Total charge-offs	(10,380)	(1,134)

Recoveries:
Commercial and agricultural	14	9
Real estate mortgage	8	—
Real estate construction	—	—
Consumer	184	120

Total recoveries	206	129

Net charge-offs	(10,174)	(1,005)

Provision for loan losses	11,300	1,690

Balance at September 30,	$8,350	$4,896

Net charge-offs during the nine-month period to average loans (annualized)	3.77%	0.38%
Allowance for loan losses to total loans	2.43%	1.37%

Investment securities. Investment securities increased $37.4 million to $75.8 million at September 30, 2009, up from $38.4 million at December 31, 2008. The investment portfolio balances in U.S. Treasuries, U.S. Government agencies, corporate debt securities and municipal obligations comprised 2%, 82%, less than 1% and 16%, respectively, of the Company’s investment portfolio at September 30, 2009 compared to 4%, 59%, 4%, and 33% at December 31, 2008. The Company increased its level of agency securities primarily to support our growth in public agency deposits which require the pledging of investment securities for balances in excess of those covered by FDIC insurance. In addition, these investments provide a favorable spread over short-term borrowings. Funding for the increase in securities of U.S. government agencies was provided by an increase in our deposits and proceeds from the sale of Series A Preferred Stock.
Premises and equipment. As a result of deprecation expense during the period partially offset by capital expenditures of $201 thousand, premises and equipment decreased by $926 thousand from $15.76 million at December 31, 2008 to $14.84 million at September 30, 2009.
Deposits. Total deposits were $423.9 million as of September 30, 2009, an increase of $52.4 million, or 14%, from the December 31, 2008 balance of $371.5 million. A decline of $2.3 million in non-interest bearing demand deposits was offset by increases of 39.0 million in interest bearing transaction accounts (NOW), $5.2 million in money market and savings accounts and $10.5 million in time deposits. The increase in NOW accounts is primarily related to a new interest bearing transaction account designed for local public agencies, which we have successfully marketed to several of the municipalities in our service area. Deposits related to this account increased by $36.5 million from December 31, 2008 to $42.5 million at September 30, 2009. This accounts pay rates comparable to those available on a money market fund offered by a typical brokerage firm. We are required to pledge investment securities as collateral against the uninsured portion of these deposits. As described above investment securities increased by $37.4 million primarily to meet this pledging requirement. The increase in money market and savings accounts includes $2.0 million related to our on balance sheet money market sweep product which also pays an interest rate competitive with non-bank products such as brokerage money market funds. The increase in time deposits is primary related to a promotional time deposit product we began offering in June, 2009. This product has an 18 month term and a 2% rate.
The Company continues to manage the mix of its deposits consistent with its identity as a community bank serving the financial needs of its customers. Non-interest bearing demand deposits declined to 26% of total deposits at September 30, 2009, down from 30% at December 31, 2008. Interest bearing transaction accounts increased to 26% of total deposits at September 30, 2009, up from 20% at December 31, 2008. Money market and savings deposits totaled 22% of total deposits at September 30, 2009, down from 24% at December 31, 2008. Time deposits were 26% of total deposits as of September 30, 2009 and December 31, 2008.
Short-term borrowing arrangements. The Company can borrow up to $90 million from the Federal Home Loan Bank of San Francisco secured by commercial and residential mortgage loans with carrying values totaling $230 million. However to borrow the maximum amount available from the FHLB the Company would need to purchase an additional $2.4 million in FHLB stock. Based on its current holdings of FHLB stock the Company’s borrowings with the FHLB cannot exceed $41.1 million. These FHLB advances are normally made for one day periods but can be for longer periods. Short-term borrowings at September 30, 2009 consisted of a $20 million advance with a six month term. The interest rate on this advance is 0.47% and it matures on January 19, 2010. At December 31, 2008 short-term borrowings consisted of $34 million in one day FHLB advances. The weighted average rate on these borrowings at September 30, 2009 and December 31, 2008 were 0.47% and 0.05%, respectively.
The average balance in short-term borrowings during the nine months ended September 30, 2009 and 2008 were $25.0 million and $10.3 million, respectively. The average rate paid on these borrowings was 0.30% during the nine months ended September 30, 2009 and 2.26% during the first nine months of 2008. The maximum amount of short-term borrowings outstanding at any month-end during the nine months ended September 30, 2009 and 2008 was $33.8 million and $27.0 million, respectively.

CAPITAL RESOURCES
Shareholders’ equity as of September 30, 2009 increased by $6.2 million to $41.6 million up from $35.4 million as of December 31, 2008. This increase is related to the issuance of $11.9 million in Preferred Stock, Series A as described in the following paragraph, partially offset by our 2009 net loss.
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
On April 24, 2009, the Company announced that it would be suspending its semi-annual common stock cash dividend for the first half of 2009. During 2008 the Company paid two semi-annual cash dividends to holders of common stock, the first was 16 cents paid on May 16, 2008 and on November 21, 2008 we paid a second cash dividend of 8 cents per share. The Company’s Board of Directors will continue to evaluate the payment of a semi-annual common stock cash dividend in future quarters, but does not anticipate paying a cash dividend in 2009.
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
Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios of total and Tier 1 capital to risk-weighted assets and of Tier 1 capital to average assets. Each of these components is defined in the regulations. Management believes that the Company met all its capital adequacy requirements and that the Bank met the requirements to be considered well capitalized under the regulatory framework for prompt corrective action as of September 30, 2009.

The following table presents the Company’s and the Bank’s capital ratios as of September 30, 2009 and December 31, 2008, dollars in thousands:

	September 30, 2009		December 31, 2008
	Amount	Ratio	Amount	Ratio
Tier 1 Leverage Ratio

Plumas Bancorp and Subsidiary	$46,392	9.4%	$43,885	9.8%
Minimum regulatory requirement	19,668	4.0%	17,907	4.0%
Plumas Bank	44,183	9.0%	43,372	9.7%
Minimum requirement for “Well-Capitalized” institution under the prompt corrective action plan	24,641	5.0%	22,365	5.0%
Minimum regulatory requirement	19,712	4.0%	17,892	4.0%

Tier 1 Risk-Based Capital Ratio

Plumas Bancorp and Subsidiary	46,392	11.7%	43,885	11.0%
Minimum regulatory requirement	15,889	4.0%	16,021	4.0%
Plumas Bank	44,183	11.1%	43,372	10.8%
Minimum requirement for “Well-Capitalized” institution under the prompt corrective action plan	23,806	6.0%	23,996	6.0%
Minimum regulatory requirement	15,870	4.0%	15,997	4.0%

Total Risk-Based Capital Ratio

Plumas Bancorp and Subsidiary	51,399	12.9%	48,919	12.2%
Minimum regulatory requirement	31,777	8.0%	32,042	8.0%
Plumas Bank	49,185	12.4%	48,399	12.1%
Minimum requirement for “Well-Capitalized” institution under the prompt corrective action plan	39,676	10.0%	39,994	10.0%
Minimum regulatory requirement	31,741	8.0%	31,995	8.0%
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
The Company can borrow up to $41 million from the FHLB secured by commercial and residential mortgage loans. Additionally, our borrowing line increases as we purchase FHLB stock. The maximum we could borrow from the FHLB at September 30, 2009 was $90 million; however, this would have required the purchase of $2.4 million in additional FHLB stock. The Company had outstanding borrowings at September 30, 2009 of $20 million, consisting of a six month advance which matures on January 19, 2010.
In addition to the FHLB facility, we have a short-term borrowing arrangement with one of our correspondent banks for borrowings up to $5 million; however during 2009 this facility was modified such that it now requires that borrowings are collateralized. We have chosen not to use this facility at the current time and therefore have not provided collateral to secure this lending arrangement. We formally had a $10 million short-term borrowing agreement with another correspondent bank which expired on July 31, 2009.
The Company has the ability to secure advances through the Federal Reserve Bank of San Francisco discount window. These advances also must be collateralized.

Customer deposits are the Company’s primary source of funds. Total deposits were $423.9 million as of September 30, 2009, an increase of $52.4 million, or 14%, from the December 31, 2008 balance of $371.5 million. Those funds are held in various forms with varying maturities. The Company does not have any brokered deposits. The Company’s securities portfolio, Federal funds sold, Federal Home Loan Bank advances, and cash and due from banks serve as the primary sources of liquidity, providing adequate funding for loans during periods of high loan demand. During periods of decreased lending, funds obtained from the maturing or sale of investments, loan payments, and new deposits are invested in short-term earning assets, such as Federal funds sold and investment securities, to serve as a source of funding for future loan growth. Management believes that the Company’s available sources of funds, including short-term borrowings, will provide adequate liquidity for its operations in the foreseeable future.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
As a smaller reporting company we are not required to provide the information required by this item.
ITEM 4. CONTROLS AND PROCEDURES
The Company’s Chief Executive Officer and Chief Financial Officer, based on their evaluation of the Company’s disclosure controls and procedures as of the end of the Company’s fiscal quarter ended September 30, 2009 (as defined in Exchange Act Rule 13a—15(e), have concluded that the Company’s disclosure controls and procedures are adequate and effective for purposes of Rule 13a—15(e) in timely alerting them to material information relating to the Company required to be included in the Company’s filings with the SEC under the Securities Exchange Act of 1934.
There were no significant changes in the Company’s internal controls over financial reporting or in other factors that could significantly affect internal controls that occurred during the Company’s fiscal quarter ended September 30, 2009.

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

11	Computation of per share earnings appears in the attached 10-Q under Plumas Bancorp and Subsidiary Notes to Condensed Consolidated Financial Statements as Footnote 6 — Earnings Per Share.

31.1	Rule 13a-14(a) [Section 302] Certification of Principal Financial Officer dated November 2, 2009.

31.2	Rule 13a-14(a) [Section 302] Certification of Principal Executive Officer dated November 2, 2009.

32.1	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 dated November 2, 2009.

32.2	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 dated November 2, 2009.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PLUMAS BANCORP (Registrant)
Date: November 2, 2009	/s/ Andrew J. Ryback
Andrew J. Ryback
Executive Vice President Chief Financial Officer

/s/ D. N. Biddle
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

10.19	Consulting Agreement of Daniel E. West dated May 10, 2000, is included as Exhibit 10.19 to the Registrant’s 10-QSB for June 30, 2002, which is incorporated by this reference herein.

10.20	Split Dollar Agreements of Robert T. Herr dated September 15, 2004, is included as Exhibit 10.20 to the Registrant’s 8-K filed on September 17, 2004, which is incorporated by this reference herein.

Exhibit
Number	Description
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

Exhibit
Number	Description
10.70
First Amendment to the Plumas Bank Amended and Restated Director Retirement Agreement for Gerald W. Fletcher adopted on October 9, 2007, is included as Exhibit 10.70 to the Registrant’s 10-Q for September 30, 2007, which is incorporated by this reference herein.

11	Computation of per share earnings appears in the attached 10-Q under Plumas Bancorp and Subsidiary Notes to Condensed Consolidated Financial Statements as Footnote 6 — Earnings Per Share.

31.1	Rule 13a-14(a) [Section 302] Certification of Principal Financial Officer dated November 2, 2009.

31.2	Rule 13a-14(a) [Section 302] Certification of Principal Executive Officer dated November 2, 2009.

32.1	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 dated November 2, 2009.

32.2	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 dated November 2, 2009.