Form 10-K
period 2009-12-31
PLUMAS BANCORP
filed 2010-03-19
CIK 1168455

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☑	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2009
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
Large Accelerated Filer ☐	Accelerated Filer ☐	Non-Accelerated Filer ☐ (Do not check if a smaller reporting company)	Smaller Reporting Company ☑
Indicate by check mark if the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
☐ Yes     ☑ No
As of June 30, 2009, the aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant was approximately $21.7 million, based on the closing price reported to the Registrant on that date of $4.99 per share.
Shares of Common Stock held by each officer and director have been excluded in that such persons may be deemed to be affiliates. This determination of the affiliate status is not necessarily a conclusive determination for other purposes.
The number of shares of Common Stock of the registrant outstanding as of March 17, 2010 was 4,776,339.
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
The Company’s principal source of income is dividends from the Bank, but the Company may explore supplemental sources of income in the future. The cash outlays of the Company, including (but not limited to) the payment of dividends to shareholders, if and when declared by the Board of Directors, costs of repurchasing Company common stock, the cost of servicing debt and preferred stock dividends, will generally be paid from dividends paid to the Company by the Bank.
At December 31, 2009, the Company had consolidated assets of $528 million, deposits of $433 million, other liabilities of $57 million and shareholders’ equity of $38 million. The Company’s liabilities include $10.3 million in junior subordinated deferrable interest debentures issued in conjunction with the trust preferred securities issued by Plumas Statutory Trust I (the “Trust I”) in September 2002 and Plumas Statutory Trust II (the “Trust II”) in September 2005. Both Trust I and Trust II are further discussed in the section titled “Trust Preferred Securities.” Shareholders’ equity includes $11.6 million in preferred stock issued pursuant to the U.S. government’s Capital Purchase Program which is discussed in the section titled “Capital Purchase Program — TARP — Preferred Stock and Stock Warrant.”
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
The Bank. The Bank is a California state-chartered bank that was incorporated in July 1980 and opened for business in December 1980. The Bank is not a member of the Federal Reserve System. The Bank’s Administrative Office is located at 35 South Lindan Avenue, Quincy, California. At December 31, 2009 the Bank had approximately $528 million in assets, $323 million in net loans and $437 million in deposits (including deposits of $3.7 million from the Bancorp). It is currently the largest independent bank headquartered in Plumas County. The Bank’s deposit accounts are insured by the Federal Deposit Insurance Corporation (the “FDIC”) up to maximum insurable amounts. The Bank is participating in the Federal Deposit insurance Corporation (FDIC) Transaction Account Guarantee Program. Under the program, through June 30, 2010, all noninterest-bearing transaction accounts are fully guaranteed by the FDIC for the entire amount in the account. Coverage under the Transaction Account Guarantee Program is in addition to and separate from the coverage under the FDIC’s general deposit insurance rules.
The Bank’s primary service area covers the Northeastern portion of California, with Lake Tahoe to the South and the Oregon border to the North. The Bank, through its eleven branch network, serves the seven contiguous counties of Plumas, Nevada, Sierra, Placer, Lassen, Modoc and Shasta. The branches are located in the communities of Quincy, Portola, Greenville, Truckee, Fall River Mills, Alturas, Susanville, Chester, Tahoe City, Kings Beach and Redding. The Bank maintains fifteen automated teller machines

(“ATMs”) tied in with major statewide and national networks. In addition to its branch network, the Bank operates a commercial lending office in Reno, Nevada and a lending office specializing in government-guaranteed lending in Auburn, California. The Bank’s primary business is servicing the banking needs of these communities. Its marketing strategy stresses its local ownership and commitment to serve the banking needs of individuals living and working in the Bank’s primary service areas.
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
The Bank’s Government-guaranteed lending center, headquartered in Auburn, California with additional personnel in Truckee, provides Small Business Administration and USDA Rural Development loans to qualified borrowers throughout Northern California and Northern Nevada. During 2007 the Bank was granted nationwide Preferred Lender status with the U.S. Small Business Administration and we expect government-guaranteed lending to become an important part of our overall lending operation. During 2009 we sold $10.8 million in SBA government-guaranteed loans and generated a gain on sale of $593 thousand.
The Agricultural Credit Centers located in Susanville and Alturas provide a complete line of credit services in support of the agricultural activities which are key to the continued economic development of the communities we serve. “Ag lending” clients include a full range of individual farming customers, small- to medium-sized business farming organizations and corporate farming units.
As of December 31, 2009, the principal areas to which we directed our lending activities, and the percentage of our total loan portfolio comprised by each, were as follows: (i) loans secured by real estate — 60.0%; (ii) commercial and industrial loans — 11.1%; (iii) consumer loans (including residential equity lines of credit) — 16.4%; and (iv) agricultural loans (including agricultural real estate loans) — 12.5%.
In addition to the lending activities noted above, we offer a wide range of deposit products for the retail and commercial banking markets including checking, interest-bearing checking, business sweep, public funds sweep, savings, time deposit and retirement accounts, as well as remote deposit, telephone and mobile banking and internet banking with bill-pay options. Interest bearing deposits include high yield sweep accounts designed for our commercial customers and for public entities such as municipalities. In addition we offer a Money Fund Plu$ checking account for our consumer customers. These accounts pay rates comparable to those available on a money fund offered by a typical brokerage firm. As of December 31, 2009, the Bank had 31,173 deposit accounts with balances totaling approximately $437 million, compared to 33,217 deposit accounts with balances totaling approximately $372 million at December 31, 2008. We attract deposits through our customer-oriented product mix, competitive pricing, convenient locations, extended hours, remote deposit operations and drive-up banking, all provided with a high level of customer service.
Most of our deposits are attracted from individuals, business-related sources and smaller municipal entities. This mix of deposit customers resulted in a relatively modest average deposit balance of approximately $13,900 at December 31, 2009. However, it makes us less vulnerable to adverse effects from the loss of depositors who may be seeking higher yields in other markets or who may otherwise draw down balances for cash needs. At December 31, 2009 we had $5 million in CDARS reciprocal time deposits which for regulatory purposes are classified as brokered deposits.
We also offer a variety of other products and services to complement the lending and deposit services previously reviewed. These include cashier’s checks, traveler’s checks, bank-by-mail, ATMs, night depository, safe deposit boxes, direct deposit, electronic funds transfers, on-line banking, remote deposit, mobile banking and other customary banking services.

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
Additionally, the Bank has devoted a substantial amount of time and capital to the improvement of existing Bank services, during the last two fiscal years, including an on balance sheet business sweep product which we introduced during the first quarter of 2008. During 2009 we replaced our on-line banking service with a new state of the art product that greatly expands the features available to our customers. In addition we utilized this platform to add mobile banking services during the first quarter of 2010. The officers and employees of the Bank are continually engaged in marketing activities, including the evaluation and development of new products and services, to enable the Bank to retain and improve its competitive position in its service area.
We hold no patents or licenses (other than licenses required by appropriate bank regulatory agencies or local governments), franchises, or concessions. Our business has a modest seasonal component due to the heavy agricultural and tourism orientation of some of the communities we serve. As our branches in less rural areas such as Truckee have expanded and with the opening our Auburn and Reno commercial lending offices, the agriculture-related base has become less significant. We are not dependent on a single customer or group of related customers for a material portion of our deposits, nor are a material portion of our loans concentrated within a single industry or group of related industries. There has been no material effect upon our capital expenditures, earnings, or competitive position as a result of federal, state, or local environmental regulation.
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
Recent Developments. On February 26, 2010 we closed our Loyalton and Westwood branches. Deposits and loans at these branches totaled $18 million and $5 million, respectively at December 31, 2009. These represent approximately 4% of total deposits and 2% of total loans at December 31, 2009. We expect most of the deposits and loans that were housed at these branches to be retained within the Bank. Westwood deposits will be transferred to our Chester branch and Loyalton deposits will be serviced from our Portola branch. Loans will continue to be serviced out of our central loan administration office located in Quincy. During the fourth quarter of 2007 the Company opened a government-guaranteed lending office in Auburn, California. During the second quarter of 2007, we opened our Redding, California branch in a temporary location and in July 2008 we relocated this branch to its permanent location.
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

The Series A Preferred Stock qualifies as Tier 1 capital and pays cumulative dividends quarterly at a rate of 5% per annum for the first five years, and 9% per annum thereafter. The Company may redeem the Series A Preferred Stock at its liquidation preference ($1,000 per share) plus accrued and unpaid dividends under the American Recovery and Reinvestment Act of 2009, subject to the Treasury’s consultation with the Company’s appropriate federal regulator.
The Warrant has a 10-year term and was immediately exercisable with an exercise price, subject to antidilution adjustments, equal to $7.54 per share of the Common Stock. Treasury has agreed not to exercise voting power with respect to any shares of Common Stock issued upon exercise of the Warrant.
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
Eight million of the twelve million in proceeds from the sale of the Series A Preferred Stock was injected into Plumas Bank providing addition capital for the bank to support growth in loans and investment securities and strengthen its capital ratios. The remainder provides funds for holding company activities and general corporate purposes.
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
Business Concentrations. No individual or single group of related customer accounts is considered material in relation to the Banks’ assets or deposits, or in relation to our overall business. However, at December 31, 2009 approximately 77% of the Bank’s total loan portfolio consisted of real estate-secured loans, including real estate mortgage loans, real estate construction loans, consumer equity lines of credit, and agricultural loans secured by real estate. Moreover, our business activities are currently focused in the California counties of Plumas, Nevada, Placer, Lassen, Modoc, Shasta and Sierra and Washoe County in Nevada. Consequently, our results of operations and financial condition are dependent upon the general trends in these economies and, in particular, the residential and commercial real estate markets. In addition, the concentration of our operations in these areas of California and Nevada exposes us to greater risk than other banking companies with a wider geographic base in the event of catastrophes, such as earthquakes, fires and floods in these regions in California and Nevada.
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
Currently, within the Bank’s branch service area there are 34 traditional banking branch offices of competing institutions, including 21 branches of 6 major banks. As of June 30, 2009, the Federal Deposit Insurance Corporation estimated the Bank’s market share of insured deposits within the communities it serves to be as follows: Chester 67%, Quincy 59%, Portola 47%, Alturas 42%, Susanville 35%, Kings Beach 31%, Fall River Mills/Burney 19%, Truckee 16%, Tahoe City 4%, Redding less than 1% and 100% in the communities of Greenville, Westwood and Loyalton. Redding is the location of our most recently opened branch, which opened its doors in June 2007. During the first quarter of 2010 we closed our Westwood and Loyalton branches. The deposits at Westwood where transferred to our Chester office and Loyalton’s deposits were transferred to our Portola branch.

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
For many years we have countered rising competition by providing our own style of community-oriented, personalized service. We rely on local promotional activity, personal contacts by our officers, directors, employees, and shareholders, automated 24-hour banking, and the individualized service that we can provide through our flexible policies. This approach appears to be well-received by our customers who appreciate a more personal and customer-oriented environment in which to conduct their financial transactions. To meet the needs of customers who prefer to bank electronically, we offer telephone banking, mobile banking, remote deposit, and personal computer and internet banking with bill payment capabilities. This high tech and high touch approach allows the customers to tailor their access to our services based on their particular preference.
Employees. At December 31, 2009, the Company and its subsidiary employed 179 persons. On a full-time equivalent basis, we employed 163 persons. We believe our employee relations are excellent.
Code of Ethics
The Board of Directors has adopted a code of business conduct and ethics for directors, officers (including Plumas Bancorp’s principal executive officer and principal financial officer) and financial personnel, known as the Corporate Governance Code of Ethics. This Code of Ethics Policy is available on Plumas Bancorp’s website at www.plumasbank.com. Shareholders may request a free copy of the Code of Ethics Policy from Plumas Bancorp, Ms. Elizabeth Kuipers, Investor Relations, 35 S. Lindan Avenue, Quincy, California 95971.
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

A bank that does not achieve and maintain the required capital levels may be issued a capital directive by the FDIC to ensure the maintenance of required capital levels. As discussed above, we are required to maintain certain levels of capital, as is the Bank. The regulatory capital guidelines as well as the actual capitalization for the Bank and Bancorp as of December 31, 2009 follow:

	Requirement for the
	Bank to be:
	Adequately	Well	Plumas	Plumas
	Capitalized	Capitalized	Bank	Bancorp
Tier 1 leverage capital ratio	4.0%	5.0%	7.4%	7.9%
Tier 1 risk-based capital ratio	4.0%	6.0%	9.8%	10.4%
Total risk-based capital ratio	8.0%	10.0%	11.0%	11.6%
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
Premiums for Deposit Insurance. The deposit insurance fund of the FDIC insures our customer deposits up to prescribed limits for each depositor. The Federal Deposit Insurance Reform Act of 2005 and the Federal Deposit Insurance Reform Conforming Amendments Act of 2005 amended the insurance of deposits by the FDIC and collection of assessments from insured depository institutions for deposit insurance. The FDIC approved a final rule in 2006 and amended the rule in February 2009 that sets an insured depository institution’s assessment rate on different factors that pose a risk of loss to the Deposit Insurance Fund, including the institution’s recent financial ratios and supervisory ratings, and level of reliance on a significant amount of secured liabilities or significant amount of brokered deposits (except that the factor of brokered deposits will not be considered for well capitalized institutions that are not accompanied by rapid growth). The FDIC also in February 2009 set the assessment base rates to range between $0.12 to $0.16 per $100 of insured deposits on an annual basis. In May 2009, the FDIC imposed a special assessment of 5 basis points on each insured depository institution’s assets less its Tier 1 capital payable on September 30, 2009 with a ceiling of 10 basis points of an institution’s domestic deposits. In November 2009, the FDIC approved a final rule to require all insured depository institutions including the

Bank to prepay three years of FDIC assessments in the fourth quarter of 2009, except in the event such prepayment is waived by the FDIC. The amount of this prepaid assessment was $3.6 million which the Bank paid on December 30, 2009. While the prepaid assessments are not charged to income for 2009 but rather ratably over three years beginning in 2010, the quarterly amount paid reduced the cash and liquidity of the Bank at year end 2009. Due to the significant losses at failed banks and expected losses for banks that will fail, it is likely that FDIC insurance fund assessments on the Bank will continue to increase and such assessments may materially adversely affect the profitability of the Bank.
Any increase in assessments or the assessment rate could have a material adverse effect on our business, financial condition, results of operations or cash flows, depending on the amount or frequency of the assessment. Furthermore, the FDIC is authorized to raise insurance premiums under certain circumstances.
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
At December 31, 2009 the Bank owned 19,328 shares of the FHLB-SF capital stock.
Federal Reserve System. The FRB requires all depository institutions to maintain non-interest bearing reserves at specified levels against their transaction accounts and non-personal time deposits. At December 31, 2009, we were in compliance with these requirements.
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
In May 2009 the Helping Families Save Their Homes Act of 2009 was enacted to help consumers avoid mortgage foreclosures on their homes through certain loss mitigation actions including special forbearance, loan modification, pre-foreclosure sale, deed in lieu of foreclosure, support for borrower housing counseling, subordinate lien resolution, and borrower relocation. The new law permits the Secretary of Housing and Urban Development (HUD), for mortgages either in default or facing imminent default, to: (1) authorize the modification of such mortgages; and (2) establish a program for payment of a partial claim to a mortgagee who agrees to apply the claim amount to payment of a mortgage on a 1- to 4-family residence. In implementing the law, the Secretary of HUD is authorized to (1) provide compensation to the mortgagee for lost income on monthly mortgage payments due to interest rate reduction; (2) reimburse the mortgagee from a guaranty fund in connection with activities that the mortgagee is required to undertake concerning repayment by the mortgagor of the amount owed to HUD; (3) make payments to the mortgagee on behalf of the borrower, under terms defined by HUD; and (4) make mortgage modification with terms extended up to 40 years from the modification date. The new law also authorizes the Secretary of HUD to: (1) reassign the mortgage to the mortgagee; (2) act as a Government National Mortgage Association (GNMA, or Ginnie Mae) issuer, or contract with an entity for such purpose, in order to pool the mortgage into a Ginnie Mae security; or (3) resell the mortgage in accordance with any program established for purchase by the federal government of insured mortgages. The new law also amends the Foreclosure Prevention Act of 2008, with respect to emergency assistance for the redevelopment of abandoned and foreclosed homes (neighborhood stabilization), to authorize each state that has received certain minimum allocations and has fulfilled certain requirements, to distribute any remaining amounts to areas with homeowners at risk of foreclosure or in foreclosure without regard to the percentage of home foreclosures in such areas.
Also in May 2009, the Credit Card Act of 2009 was enacted to help consumers and ban certain practices of credit card issuers. The new law allows interest rate hikes on existing balances only under limited conditions, such as when a promotional rate ends, there is a variable rate or if the cardholder makes a late payment. Interest rates on new transactions can increase only after the first year. Significant changes in terms on accounts cannot occur without 45 days’ advance notice of the change. The new law bans raising interest rates on customers based on their payment records with other unrelated credit issuers (such as utility companies and other creditors) for existing credit card balances, though card issuers would still be allowed to use universal default on future credit card balances if they give at least 45 days’ advance notice of the change. The new law allows consumers to opt out of certain significant changes in terms on their accounts. Opting out means cardholders agree to close their accounts and pay off the balance under the old terms. They have at least five years to pay the balance. Credit card issuers will be banned from issuing credit cards to anyone under 21, unless they have adult co-signers on the accounts or can show proof they have enough income to repay the card debt. Credit card companies must stay at least 1,000 feet from college campuses if they are offering free pizza or other gifts to entice students to apply for credit cards.
The new requires card issuers to give card account holders “a reasonable amount of time” to make payments on monthly bills. That means payments would be due at least 21 days after they are mailed or delivered. Credit card issuers would no longer be able to set early morning or other arbitrary deadlines for payments. When consumers have accounts that carry different interest rates for different types of purchases payments in excess of the minimum amount due must go to balances with higher interest rates first. Consumers must “opt in” to over-limit fees. Those who opt out would have their transactions rejected if they exceed their credit limits, thus avoiding over-limit fees. Fees charged for going over the limit must be reasonable. Finance charges on outstanding credit card balances would be computed based on purchases made in the current cycle rather than going back to the previous billing cycle to calculate interest charges. Fees on credit cards cannot exceed 25 percent of the available credit limit in the first year of the card. Credit card issuers must disclose to cardholders the consequences of making only minimum payments each month, namely how long it would take to pay off the entire balance if users only made the minimum monthly payment. Issuers must also provide information on how much users must pay each month if they want to pay off their balances in 36 months, including the amount of interest.
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
ARRA also provides $730 million to the SBA and makes changes to the agency’s lending and investment programs so that they can reach more small businesses that need help. The funding includes:
•	$375 million for temporarily eliminating fees on SBA-backed loans and raising SBA’s guarantee percentage on some loans to 90 percent.

•	$255 million for a new loan program to help small businesses meet existing debt payments

•	$30 million for expanding SBA’s Microloan program, enough to finance up to $50 million in new lending and $24 million in technical assistance grants to microlenders.

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

On February 10, 2009, the Treasury Secretary announced a new comprehensive financial stability legislation (the “Financial Stability Plan”), which earmarked the second $350 billion of unused funds originally authorized under the EESA. The major elements of the Financial Stability Plan included: (i) a capital assistance program that has invested in convertible preferred stock of certain qualifying institutions, (ii) a consumer and business lending initiative to fund new consumer loans, small business loans and commercial mortgage asset-backed securities issuances, (iii) a public/private investment fund intended to leverage public and private capital with public financing to purchase up to $500 billion to $1 trillion of legacy “toxic assets” from financial institutions, and (iv) assistance for homeowners by providing up to $75 billion to reduce mortgage payments and interest rates and establishing loan modification guidelines for government and private programs.
On October 22, 2009, the Federal Reserve Board issued a comprehensive proposal on incentive compensation policies intended to ensure that the incentive compensation policies of banking organizations do not undermine the safety and soundness of such organizations by encouraging excessive risk-taking. The proposal, which covers all employees that have the ability to materially affect the risk profile of an organization, either individually or as part of a group, is based upon the key principles that a banking organization’s incentive compensation arrangements should (i) provide incentives that do not encourage risk-taking beyond the organization’s ability to effectively identify and manage risks, (ii) be compatible with effective internal controls and risk management, and (iii) be supported by strong corporate governance, including active and effective oversight by the organization’s board of directors. The proposal also contemplates a detailed review by the Federal Reserve Board of the incentive compensation policies and practices of a number of “large, complex banking organizations.” Any deficiencies in compensation practices that are identified may be incorporated into the organization’s supervisory ratings, which can affect its ability to make acquisitions or perform other actions. In addition, the proposal provides that enforcement actions may be taken against a banking organization if its incentive compensation arrangements or related risk-management control or governance processes pose a risk to the organization’s safety and soundness and the organization is not taking prompt and effective measures to correct the deficiencies. Similarly, on January 12, 2010, the FDIC announced that it would seek public comment through advance notice of rule making on whether banks with compensation plans that encourage risky behavior should be charged at higher deposit assessment rates than such banks would otherwise be charged.
On September 3, 2009, the U.S. Treasury issued a policy statement entitled “Principles for Reforming the U.S. and International Regulatory Capital Framework for Banking Firms.” The statement was developed in consultation with the U.S. bank regulatory agencies and sets forth eight “core principles” intended to shape a new international capital accord. Six of the core principles relate directly to bank capital requirements. The statement contemplates changes to the existing regulatory capital regime that would involve substantial revisions to, if not replacement of, major parts of the Basel I and Basel II and affect all regulated banking organizations and other systemically important institutions. The statement calls for higher and stronger capital requirements for bank and non-bank financial firms that are deemed to pose a risk to financial stability due to their combination of size, leverage, interconnectedness and liquidity risk. The statement suggested that changes to the regulatory capital framework be phased in over a period of several years with a recommended schedule providing for a comprehensive international agreement by December 31, 2010, with the implementation of reforms by December 31, 2012, although it does remain possible that U.S. bank regulatory agencies could officially adopt, or informally implement, new capital standards at an earlier date. Following the issuance of the statement, on December 17, 2009, the Basel committee issued a set of proposals (the “Capital Proposals”) that would significantly revise the definitions of Tier 1 capital and Tier 2 capital, with the most significant changes being to Tier 1 capital. Most notably, the Capital Proposals would disqualify certain structured capital instruments, such as trust preferred securities, from Tier 1 capital status. The Capital Proposals would also re-emphasize that common equity is the predominant component of Tier 1 capital by adding a minimum common equity to risk-weighted assets ratio and requiring that goodwill, general intangibles and certain other items that currently must be deducted from Tier 1 capital instead be deducted from common equity as a component of Tier 1 capital. The Capital Proposals also leave open the possibility that the Basel committee will recommend changes to the minimum Tier 1 capital and total capital ratios of 4.0% and 8.0%, respectively. Concurrently with the release of the Capital Proposals, the Basel committee also released a set of proposals related to liquidity risk exposure (the “Liquidity Proposals”). The Liquidity Proposals have three key elements, including the implementation of (i) a “liquidity coverage ratio” designed to ensure that a bank maintains an adequate level of unencumbered, high-quality assets sufficient to meet the bank’s liquidity needs over a 30-day time horizon under an acute liquidity stress scenario, (ii) a “net stable funding ratio” designed to promote more medium and long-term funding of the assets and activities of banks over a one-year time horizon, and (iii) a set of monitoring tools that the Basel committee indicates should be considered as the minimum types of information that banks should report to supervisors and that supervisors should use in monitoring the liquidity risk profiles of supervised entities.
In June 2009, the Administration proposed a wide range of regulatory reforms that, if enacted, may have significant effects on the financial services industry in the United States. Significant aspects of the Administration’s proposals included, among other things, proposals (i) that any financial firm whose combination of size, leverage and interconnectedness could pose a threat to financial stability be subject to certain enhanced regulatory requirements, (ii) that federal bank regulators require loan originators or sponsors to retain part of the credit risk of securitized exposures, (iii) that there be increased regulation of broker-dealers and investment advisers, (iv) for the creation of a federal consumer financial protection agency that would, among other things, be charged with applying consistent regulations to similar products (such as imposing certain notice and consent requirements on consumer overdraft lines of credit), (v) that there be comprehensive regulation of OTC derivatives, (vi) that the controls on the ability of banking institutions to engage in transactions with affiliates be tightened, and (vii) that financial holding companies be required to be “well-capitalized” and “well-managed” on a consolidated basis. The Congress, state lawmaking bodies and federal and state regulatory agencies continue to consider a number of wide-ranging and comprehensive proposals for altering the structure, regulation and competitive relationships of the nation’s financial institutions, including rules and regulations related to the broad range of reform proposals set forth by the Obama administration described above. Along with amendments to the Administration’s proposal there are separate comprehensive financial reform bills intended to address in part or whole or vary in part or in whole from the proposals set forth by the Administration were introduced in both houses of Congress in the second half of 2009 and in 2010 and remain under review by both the U.S. House of Representatives and the U.S. Senate.
The Temporary Liquidity Guarantee Program was implemented by the FDIC on October 14, 2008 to mitigate the lack of liquidity in the financial markets. The Temporary Liquidity Guarantee Program has two primary components: the Debt Guarantee Program, by which the FDIC will guarantee the payment of certain newly-issued senior unsecured debt, and the Transaction Account Guarantee Program, by which the FDIC will guarantee certain noninterest-bearing and low interest-bearing transaction accounts. The Debt Guarantee Program provides for an FDIC guarantee as to the payment of all senior unsecured debt (with a term of more than 30 days) issued by a qualified participating entity (insured depository institutions, bank and financial holding companies, and certain savings and loan holding companies) up to a limit of 125 percent of all senior unsecured debt outstanding on September 30, 2008, and maturing by June 30, 2009. The FDIC guarantee is until June 30, 2012, and the fee for such guarantee depends on the term with a maximum of 100 basis points for terms in excess of 365 days. The Transaction Account Guarantee Program is the second part of the FDIC’s Temporary Liquidity Guarantee Program. The FDIC provides for a temporary full guarantee held at a participating FDIC-insured depository institution of noninterest-bearing and low interest-bearing transaction accounts above the existing deposit insurance limit at the additional cost of 10 basis points per annum. This coverage became effective on October 14, 2008, and will continue through June 30, 2010.
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
In California, the enactment of AB329 in 2009, the Reverse Mortgage Elder Protection Act of 2009 prohibits a lender or any other person who participates in the origination of the mortgage from participation in, being associated with, or employing any party that participates in or is associated with any other financial or insurance activity or referring a prospective borrower to anyone for the purchase of other financial or insurance products; and imposes certain disclosure requirements on the lender.
The enactment of AB1160 in 2009, requires a supervised financial institution in California that negotiates primarily in any of a number of specified languages in the course of entering into a contract or agreement for a loan or extension of credit secured by residential real property, to deliver, prior to the execution of the contract or agreement, and no later than 3 business days after receiving the written application, a specified form in that language summarizing the terms of the contract or agreement; provides for administrative penalties for violations; and requires the California Department of Corporations and the Department of Financial Institutions to create a form for providing translations and make it available in Spanish, Chinese, Tagalog, Vietnamese and Korean. The statute becomes operative on July 1, 2010, or 90 days after issuance of the form, whichever occurs later.

The enactment of AB 1291 in 2009 makes changes to the California Unclaimed Property Law including (among other things): allowing electronic notification to customers who have consented to electronic notice; requiring that notices contain certain information and allow the holder to provide electronic means to enable the owner to contact the holder in lieu of returning the prescribed form to declare the owner’s intent; authorizing the holder to give additional notices; and requiring, beginning January 1, 2011, a banking or financial organization to provide a written notice regarding escheat at the time a new account or safe deposit box is opened.
The enactment of SB306 makes specified changes to clarify existing law related to filing a notice of default on residential real property in California, including (among other things): clarifying that the provisions apply to mortgages and deeds of trust recorded from January 1, 2003 through December 31, 2007, secured by owner-occupied 3 4 residential real property containing no more than 4 dwelling units; revising the declaration to be filed with the notice of default; specifying how the loan servicers have to maximize net present value under their pooling and servicing agreements applies to certain investors; specifying how and when the notice to residents of property subject to foreclosure is to be mailed; and extending the time during which the notice of sale must be recorded from 14 to 20 days. The bill also makes certain changes related to short-pay agreements and short-pay demand statements.
On February 20, 2009, Governor Schwarzenegger signed ABX2 7 and SBX2 7, which established the California Foreclosure Prevention Act. The California Foreclosure Prevention Act modifies the foreclosure process to provide additional time for borrowers to work out loan modifications while providing an exemption for mortgage loan servicers that have implemented a comprehensive loan modification program. Civil Code Section 2923.52 requires an additional 90 day period beyond the period already provided before a Notice of Sale can be given in order to allow all parties to pursue a loan modification to prevent foreclosure of loans meeting certain criteria identified in that section.
A mortgage loan servicer who has implemented a comprehensive loan modification program may file an application for exemption from the provisions of Civil Code Section 2923.52. Approval of this application provides the mortgage loan servicer an exemption from the additional 90-day period before filing the Notice of Sale when foreclosing on real property covered by the new law.
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
Recent Accounting Pronouncements
See Note 2 — “Summary of Significant Accounting Policies — Adoption of New Financial Accounting Standards” of the Company’s Consolidated Financial Statements in Item 8 — Financial Statements and Supplementary Data of this Annual Report on Form 10K for information related to recent accounting pronouncements.

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
Owned Properties

35 South Lindan Avenue	32 Central Avenue	80 W. Main St.
Quincy, California (1)	Quincy, California (1)	Quincy, California (1)

424 N. Mill Creek	336 West Main Street	120 North Pine Street
Quincy, California (1)	Quincy, California	Portola, California

43163 Highway 299E	121 Crescent Street	315 Birch Street
Fall River Mills, California	Greenville, California	Westwood, California (2)

255 Main Street	510 North Main Street	3000 Riverside Drive
Chester, California	Alturas, California	Susanville, California

8475 North Lake Boulevard	11638 Donner Pass Road
Kings Beach, California	Truckee, California
Leased Properties

243 North Lake Boulevard	604 Main Street	2175 Civic Center Drive
Tahoe City, California	Loyalton, California (2)	Redding, California

1005 Terminal Way, Ste. 246	470 Nevada St., Suite 108
Reno, Nevada (3)	Auburn, California (3)

(1)	Non-branch administrative or credit administrative offices.

(2)	Traditional banking services were discounted at these branches on February 26, 2010. ATMs remain to service our customers.

(3)	Commercial lending offices.
Total rental expenses under all leases, including premises, totaled $317,000, $347,000 and $209,000, in 2009, 2008 and 2007 respectively. The expiration dates of the leases vary, with the first such lease expiring during 2010 and the last such lease expiring during 2018. Future minimum lease payments in thousands of dollars are as follows:

Year Ending December 31,
2010	$265,000
2011	234,000
2012	234,000
2013	258,000
2014	143,000
Thereafter	465,000

$1,499,000

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

ITEM 4.	(REMOVED AND RESERVED)

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.
The Company’s common stock is quoted on the NASDAQ Capital Market under the ticker symbol “PLBC”. As of December 31, 2009, there were 4,776,339 shares of the Company’s stock outstanding held by approximately 1,850 shareholders of record as of the same date. The following table shows the high and low sales prices for the common stock, for each quarter as reported by Yahoo Finance.

	Common
Quarter	Dividends	High	Low
4th Quarter 2009	—	$4.80	$2.88
3rd Quarter 2009	—	$4.99	$3.80
2nd Quarter 2009	—	$5.96	$3.80
1st Quarter 2009	—	$7.81	$3.80

4th Quarter 2008	$0.08	$11.00	$3.80
3rd Quarter 2008	—	$11.97	$8.97
2nd Quarter 2008	$0.16	$14.93	$10.34
1st Quarter 2008	—	$14.41	$9.75
Dividends paid to shareholders by the Company are subject to restrictions set forth in California General Corporation Law, which provides that a corporation may make a distribution to its shareholders if retained earnings immediately prior to the dividend payout are at least equal to the amount of the proposed distribution. As a bank holding company without significant assets other than its equity position in the Bank, the Company’s ability to pay dividends to its shareholders depends primarily upon dividends it receives from the Bank. Such dividends paid by the Bank to the Company are subject to certain limitations. See Note 11 “Shareholders’ Equity — Dividend Restrictions” of the Company’s Consolidated Financial Statements in Item 8 — Financial Statements and Supplementary Data of this Annual Report on Form 10K.
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
It is the policy of the Company to periodically distribute excess retained earnings to the shareholders through the payment of cash dividends. Such dividends help promote shareholder value and capital adequacy by enhancing the marketability of the Company’s stock. All authority to provide a return to the shareholders in the form of a cash or stock dividend or split rests with the Board of Directors (the “Board). The Board will periodically, but on no regular schedule, review the appropriateness of a cash dividend payment. The Board by resolution shall set the amount, the record date and the payment date of any dividend after considering numerous factors, including the Company’s regulatory capital requirements, earnings, financial condition and the need for capital for expanded growth and general economic conditions. No common dividends were paid in 2009 and none are anticipated to be paid in 2010. Additionally, no assurance can be given that cash or stock dividends will be paid in the future.
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
Securities Authorized for Issuance under Equity Compensation Plans. The following table sets forth securities authorized for issuance under equity compensation plans as of December 31, 2009.

Number of securities
remaining available
	Number of		for future
	securities to be		issuance under equity
	issued upon	Weighted-average	compensation plans
	exercise of	exercise price of	(excluding securities
	outstanding options	outstanding options	reflected in column (a))
Plan Category	(a)	(b)	(c)
Equity compensation plans approved by security holders	403,966	$13.56	469,219
Equity compensation plans not approved by security holders	None	Not Applicable	None

Total	403,966	$13.56	469,219

For additional information related to the above plans see Note 11 of the Company’s Consolidated Financial Statements in Item 8 — Financial Statements and Supplementary Data of this Annual Report on Form 10K.
Issuer Purchases of Equity Securities. There were no purchases of Plumas Bancorp common stock by the Company during 2009.

ITEM 6.	SELECTED FINANCIAL DATA
The following table presents a summary of selected financial data and should be read in conjunction with the Company’s consolidated financial statements and notes thereto included under Item 8 — Financial Statements and Supplementary Data.

	At or for the year ended December 31,
	2009	2008	2007	2006	2005
	(dollars in thousands except per share information)
Statement of Income
Interest income	$22,836	$25,440	$30,284	$29,483	$25,497
Interest expense	3,655	5,364	8,536	6,954	4,793

Net interest income	19,181	20,076	21,748	22,529	20,704
Provision for loan losses	14,500	4,600	800	1,000	1,100
Noninterest income	5,752	5,091	5,448	5,159	5,073
Noninterest expense	26,354	20,475	19,671	18,290	17,549
(Benefit from) provision for income taxes	(6,775)	(212)	2,502	3,196	2,600

Net (loss) income	$(9,146)	$304	$4,223	$5,202	$4,528

Balance sheet (end of period)
Total assets	$528,117	$457,175	$453,115	$473,239	$472,803
Total loans	$332,678	$366,017	$352,949	$354,712	$321,646
Allowance for loan losses	$9,568	$7,224	$4,211	$3,917	$3,256
Total deposits	$433,255	$371,493	$391,940	$402,176	$426,560
Total shareholders’ equity	$38,231	$35,437	$37,139	$35,852	$31,137
Balance sheet (period average)
Total assets	$490,000	$447,720	$464,974	$468,988	$452,225
Total loans	$354,482	$355,416	$353,384	$335,226	$302,596
Total deposits	$403,896	$382,279	$403,772	$415,700	$403,818
Total shareholders’ equity	$43,839	$37,343	$37,041	$33,682	$29,548
Capital ratios
Leverage ratio	7.9%	9.8%	10.0%	9.5%	8.5%
Tier 1 risk-based capital	10.4%	11.0%	11.6%	10.9%	10.3%
Total risk-based capital	11.6%	12.2%	12.7%	11.8%	11.1%
Asset quality ratios
Nonperforming loans/total loans	4.30%	7.31%	0.75%	0.29%	0.52%
Nonperforming assets/total assets	4.84%	6.78%	0.70%	0.22%	0.36%
Allowance for loan losses/total loans	2.88%	1.97%	1.19%	1.10%	1.01%
Net loan charge-offs	$12,156	$1,587	$506	$339	$566
Performance ratios
(Loss) return on average assets	(1.87)%	0.07%	0.91%	1.11%	1.00%
(Loss) return on average common equity	(29.5)%	0.8%	11.4%	15.4%	15.2%
(Loss) return on average equity	(20.9)%	0.8%	11.4%	15.4%	15.2%
Net interest margin	4.52%	4.99%	5.18%	5.32%	5.06%
Loans to Deposits	76.8%	98.5%	90.1%	88.2%	75.4%
Efficiency ratio	105.7%	81.4%	72.3%	66.1%	68.1%
Per share information
Basic earnings (loss)	$(2.05)	$0.06	$0.85	$1.04	$0.92
Diluted earnings (loss)	$(2.05)	$0.06	$0.84	$1.02	$0.89
Common cash dividends	$0.00	$0.24	$0.30	$0.26	$0.22
Dividend payout ratio	—%	400%	35.3%	25.0%	23.9%
Book value per common share	$5.58	$7.42	$7.63	$7.14	$6.26
Common shares outstanding at period end	4,776,339	4,775,339	4,869,130	5,023,205	4,976,654

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
General
We are a bank holding company for Plumas Bank, a California state-chartered commercial bank. We derive our income primarily from interest received on real estate related, commercial and consumer loans and, to a lesser extent, interest on investment securities, fees received in connection with servicing deposit and loan customers and fees from the sale of loans. Our major operating expenses are the interest we pay on deposits and borrowings and general operating expenses. We rely on locally-generated deposits to provide us with funds for making loans.
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
Other Real Estate Owned. Other real estate owned (OREO) represents properties acquired through foreclosure or physical possession. Write-downs to fair value at the time of transfer to OREO is charged to allowance for loan losses. Subsequent to foreclosure, we periodically evaluate the value of OREO held for sale and record a valuation allowance for any subsequent declines in fair value less selling costs.

Subsequent declines in value are charged to operations. Fair value is based on our assessment of information available to us at the end of a reporting period and depends upon a number of factors, including our historical experience, economic conditions, and issues specific to individual properties. Our evaluation of these factors involves subjective estimates and judgments that may change.
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
The following discussion is designed to provide a better understanding of significant trends related to the Company’s financial condition, results of operations, liquidity and capital. It pertains to the Company’s financial condition, changes in financial condition and results of operations as of December 31, 2009 and 2008 and for each of the three years in the period ended December 31, 2009. The discussion should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto and the other financial information appearing elsewhere herein.
Overview
Our Company has been affected by an economic downturn unprecedented in recent memory. Primarily related to significant declines in real estate values our provision for loan losses increased by $9.9 million and we experienced a $4.2 million increase in the provision for OREO losses. These items along with an $895 thousand decrease in net interest income, an $867 thousand increase in FDIC insurance premiums and a $0.8 million increase in other items of non-interest expense were partially offset by a $0.7 million increase in non-interest income. The result was a pretax loss of $15.9 million for the year ended December 31, 2009. This compares to pretax income of $92 thousand in 2008 and $6.7 million in 2007. We recorded a benefit for income taxes of $6.8 million in 2009 and $212 thousand in 2008. Income tax expense was $2.5 million in 2007. The Company recorded a net loss of $9.1 million for the year ended December 31, 2009 down $9.4 million from net income of $304 thousand for the year ended December 31, 2008. Net income was $4.2 million for the year ended December 31, 2007.

Net income (loss) allocable to common shareholders declined from net income of $304 thousand during the year ended December 31, 2008 to a net loss of $9.8 million during 2009. Included in the 2009 loss was the net loss described above of $9.1 million and an additional $628 thousand which represents dividends paid and accrued and the discount amortized on preferred stock.
Most of the increase in the provision for loan losses can be attributed to declines in collateral value and increases in net charges-offs related to our real estate construction and land development loan portfolio. During 2009 we have significantly reduced our exposure to these loans as demonstrated by a decline in loan balances in this portfolio of $35.7 million from $73.8 million at December 31, 2008 to $38.1 million at December 31, 2009.
Total assets at December 31, 2009 increased $70.9 million, or 15.5% to $528 million. Increases include $40.7 million in cash and due from banks, $49.6 million in investment securities, $7.0 million in real estate and vehicles acquired through foreclosure and $9.3 million in other assets, partially offset by a decline of $35.7 million in net loans. The increase in investment securities relates to the purchase of securities issued by U.S. government agencies, while the increase in cash includes $18.8 million in interest earning balances held at the Federal Reserve Bank of San Francisco (FRB). Net loans totaled $323.4 million at December 31, 2009, down 9.9% from $359.1 million at December 31, 2008. At December 31, 2009 investment securities totaled $88.0 million compared to $38.4 million at December 31, 2008.
Related to increases of $33.5 million in interest-bearing demand accounts, $24.4 million in time deposits, and $5.0 million in money market accounts, slightly offset by declines of $0.8 million in non-interest bearing demand deposits and $0.3 million in savings accounts, deposits increased by $61.8 million, or 16.6%, to $433.3 million at December 31, 2009 from $371.5 million at December 31, 2008. The Company has been successful in increasing its interest-bearing demand accounts as a result of a new interest bearing transaction account designed for local public agencies, which we have successfully marketed to several of the municipalities in our service area. Time deposits benefited from a new a promotional time deposit product we began offering in June, 2009. This product had an 18 month term and a 2% rate.
Total borrowings increased from $34 million at December 31, 2008 to $40 million at December 31, 2009. The Company chose to borrow $10 million in a two year term FHLB advance and $10 million in a three year term FHLB advance to take advantage of favorable interest rates. Other borrowings at December 31, 2009 were $20 million in a six month FHLB advance which matured on January 19, 2010. Borrowings at December 31, 2008 consisted of $34 million in overnight FHLB advances.
Shareholders’ equity as of December 31, 2009 increased by $2.8 million to $38.2 million up from $35.4 million as of December 31, 2008. This increase is related to the issuance of $11.9 million in Preferred Stock, Series A to the United States Department of Treasury (Treasury) under the Capital Purchase Program, partially offset by our 2009 net loss.
The return (loss) on average assets was (1.87) % for 2009, down from 0.07% for 2008. The return (loss) on average common equity was (29.5) % for 2009, down from 0.8% for 2008.

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

	Year ended December 31,
	2009			2008			2007
		Interest	Rates		Interest	Rates		Interest	Rates
	Average	income/	earned/	Average	income/	earned/	Average	income/	earned/
	balance	expense	paid	balance	expense	paid	balance	expense	paid
	(dollars in thousands)
Assets

Interest bearing deposits	$6,298	$15	0.24%	$—	$—	—%	$—	$—	—%
Federal funds sold	12	—	—	118	3	2.54	3,517	171	4.86
Investment securities(1)	64,047	2,163	3.38	46,658	1,887	4.04	62,690	2,404	3.83
Total loans (2)(3)	354,482	20,658	5.83	355,416	23,550	6.63	353,384	27,709	7.84

Total earning assets	424,839	22,836	5.38%	402,192	25,440	6.33%	419,591	30,284	7.22%

Cash and due from banks	27,372			12,174			12,850
Other assets	37,789			33,354			32,533

Total assets	$490,000			$447,720			$464,974

Liabilities and shareholders’ equity
Interest bearing demand deposits	$98,394	671	0.68%	$73,338	548	0.75%	$77,254	1,335	1.73%
Money market deposits	41,844	346	0.83	37,626	312	0.83	39,431	327	0.83
Savings deposits	50,286	90	0.18	48,573	161	0.33	50,448	245	0.49
Time deposits	105,313	2,062	1.96	110,743	3,501	3.16	121,808	5,304	4.35
Short-term borrowings	24,292	80	0.33	11,857	202	1.70	8,735	467	5.35
Long-term borrowings	1,589	27	1.70	—	—	—	—	—	—
Junior subordinated debentures	10,310	371	3.60	10,310	623	6.04	10,310	835	8.10
Other	212	8	3.77	309	17	5.50	303	23	7.59

Total interest bearing liabilities	332,240	3,655	1.10%	292,756	5,364	1.83%	308,289	8,536	2.77%

Noninterest bearing demand deposits	108,059			111,999			114,831
Other liabilities	5,862			5,622			4,813
Shareholders’ equity	43,839			37,343			37,041

Total liabilities and shareholders’ equity	$490,000			$447,720			$464,974

Net interest income		$19,181			$20,076			$21,748

Net interest spread (4)			4.28%			4.50%			4.45%
Net interest margin (5)			4.52%			4.99%			5.18%

(1)	Interest income is reflected on an actual basis and is not computed on a tax-equivalent basis.

(2)	Average nonaccrual loan balances of $25.1million for 2009, $5.2 million for 2008 and $1.7 million for 2007 are included in average loan balances for computational purposes.

(3)
Loan origination fees and costs are included in interest income as adjustments of the loan yields over the life of the loan using the interest method. Loan interest income includes net loan costs of $214,000, $288,000 and $360,000 for 2009, 2008 and 2007, respectively.

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

The following table sets forth changes in interest income and interest expense, for the years indicated and the amount of change attributable to variances in volume, rates and the combination of volume and rates based on the relative changes of volume and rates:

	2009 compared to 2008				2008 compared to 2007
	Increase (decrease) due to change in:				Increase (decrease) due to change in:
	Average	Average			Average	Average
	Volume(1)	Rate(2)	Mix(3)	Total	Volume(1)	Rate(2)	Mix(3)	Total
	(dollars in thousands)
Interest-earning assets:
Interest bearing deposits	$—	$—	$15	$15	$—	$—	$—	$—
Federal funds sold	(3)	(3)	3	(3)	(165)	(82)	79	(168)
Investment securities	703	(311)	(116)	276	(615)	131	(33)	(517)
Loans	(62)	(2,838)	8	(2,892)	159	(4,294)	(24)	(4,159)

Total interest income	638	(3,152)	(90)	(2,604)	(621)	(4,245)	22	(4,844)

Interest-bearing liabilities:
Interest bearing demand deposits	187	(48)	(16)	123	(68)	(758)	39	(787)
Money market deposits	35	—	(1)	34	(15)	—	—	(15)
Savings deposits	6	(74)	(3)	(71)	(9)	(78)	3	(84)
Time deposits	(172)	(1,333)	66	(1,439)	(482)	(1,453)	132	(1,803)
Short-term borrowings	212	(163)	(171)	(122)	167	(318)	(114)	(265)
Long-term borrowings	—	—	27	27	—	—	—	—
Junior subordinated debentures	—	(252)	—	(252)	—	(212)	—	(212)
Other borrowings	(5)	(5)	1	(9)	—	(6)	—	(6)

Total interest expense	263	(1,875)	(97)	(1,709)	(407)	(2,825)	60	(3,172)

Net interest income	$375	$(1,277)	$7	$(895)	$(214)	$(1,420)	$(38)	$(1,672)

(1)	The volume change in net interest income represents the change in average balance multiplied by the previous year’s rate.

(2)	The rate change in net interest income represents the change in rate multiplied by the previous year’s average balance.

(3)	The mix change in net interest income represents the change in average balance multiplied by the change in rate.
2009 compared to 2008. Net interest income is the difference between interest income and interest expense. Net interest income, on a nontax-equivalent basis, was $19.2 million for the year ended December 31, 2009, a decline of $895 thousand, or 4.5%, from $20.1 million for 2008. The decline in interest income and expense includes the affect of a decline in market interest rates during the comparison periods as illustrated by the decline in the average prime interest rate from 5.09% during 2008 to 3.25% for 2009. Additionally, interest earned on the Company’s loan portfolio declined related to an increase in average nonaccrual loans from $5.2 million during the 2008 period to $25.1 million during the year ended December 31, 2009.
Overall changes in net interest income are primarily a result of a decrease in loan interest income, largely due to the decline in yields earned, partially offset by an increase in interest on investments securities, related to an increase in average investment securities outstanding and decreases in interest expense on deposits, short-term borrowings and junior subordinated debentures primarily due to the decline in the average rates paid.
Interest income decreased $2.6 million, or 10.2%, to $22.8 million for the year ended December 31, 2009. Interest and fees on loans decreased by $2.9 million from $23.6 million for the year ended December 31, 2008 to $20.7 million for 2009. The average loan balances were $354.5 million for 2009, down $0.9 million from the $355.4 million for 2008. The average yields on loans were 5.83% for 2009 down from the 6.63% for 2008. In addition to the decline in yield related to a decline in market interest rates, loan yields for 2009 reflect an increase in the balance of average nonaccrual loans.
Interest on investment securities increased by $276 thousand, as a decrease in yield of 66 basis points was offset by an increase in average investment securities of $17.4 million. The decrease in rate for 2009 relates to the purchase of securities during the twelve months ended December 31, 2009 and the maturity of higher rate securities.

As a result of the declining rate environment interest expense decreased $1.7 million to $3.7 million for the year ended December 31, 2009, from $5.4 million for 2008. The decrease in interest expense was primarily attributed to rate decreases on time deposits and, to a lesser extent, rate decreases on interest-bearing transaction accounts, savings and money market deposits, short-term borrowings and junior subordinated debentures. The decrease in expense related to declining rates was slightly offset by increases in the average balances of interest bearing demand deposits and short-term borrowings.
For the year ended December 31, 2009 compared to 2008, the Company’s average rate paid on time deposits decreased 120 basis points to 1.96% from 3.16%. This decrease primarily relates to a decline in market rates in the Company’s service area. During the same period the average balances of time deposits declined by $5.4 million to $105.3 million. Interest expense on time deposits declined by $1.4 million from $3.5 million during 2008 to $2.1 million during the twelve months ended December 31, 2009.
Interest expense on interest-bearing demand accounts increased by $123 thousand related to an increase in the average balance of these deposits from $73.3 million during 2008 to $98.4 million during 2009 partially offset by a decrease in the average rate paid on these accounts from 0.75% during 2008 to 0.68% during the twelve months ended December 31, 2009. The increase in interest-bearing demand accounts primary relates to a new interest bearing transaction account designed for local public agencies, which we have successfully marketed to several of the municipalities in our service area. Interest expense on money market accounts increased by $34 thousand related to an increase in the average balance. The rate paid on these accounts was 0.83% during both periods as a decline in market interest rates was offset by the introduction of a new corporate sweep product which offers a tiered rate structure that rewards customers with a higher rate for maintaining larger balances. Interest on savings deposits declined by $71 thousand related to a decline in rate paid from 0.33% during 2008 to 0.18% during 2009.
Interest on short-term borrowings decreased by $122 thousand as a decline in the rate paid on these borrowings of 137 basis points was partially offset by an increase of $12.4 million in average balance. Interest expense paid on junior subordinated debentures, which fluctuates with changes in the 3-month London Interbank Offered Rate (LIBOR) rate, decreased by $252 thousand during 2009 as a result of a decrease in the LIBOR rate.
Net interest margin is net interest income expressed as a percentage of average interest-earning assets. As a result of the changes noted above, the net interest margin for 2009 decreased 47 basis points to 4.52%, from 4.99% for 2008.
2008 compared to 2007. Net interest income, on a nontax-equivalent basis, was $20.1 million for the year ended December 31, 2008, a decline of $1.7 million, or 7.7%, from $21.8 million for 2007. The decline in interest income and expense is primarily related to market interest rate changes during the comparison periods reflective of the 400 basis point decline in Federal fund rates during 2008. In addition, the Company’s cost of funds has benefited from the maturity of higher rate time deposits during 2008.
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
Interest expense on interest-bearing demand accounts declined by $787 thousand primarily related to a decline in the average rate paid on these accounts from 1.73% in 2007 to 0.75% in 2008. Interest expense on money market accounts declined by $15 thousand related to a decline in the average balance. The rate paid on these accounts was 0.83% during both periods as a decline in market interest rates was offset by the introduction of a new corporate sweep product which offers a tiered rate structure that rewards customers with a higher rate for maintaining larger balances. Interest on short-term borrowings decreased by $265 thousand as a decline in the rate paid on these borrowings was partially offset by an increase in average balance. Interest expense paid on junior subordinated debentures, which fluctuates with changes in the 3-month London Interbank Offered Rate (LIBOR) rate, decreased by $212 thousand during 2008 as a result of a decrease in the LIBOR rate.
As a result of the changes noted above, the net interest margin for 2008 decreased 19 basis points to 4.99%, from 5.18% for 2007.
Provision for Loan Losses
The allowance for loan losses is maintained at a level that management believes will be appropriate to absorb inherent losses on existing loans based on an evaluation of the collectibility of the loans and prior loan loss experience. The evaluations take into consideration such factors as changes in the nature and volume of the portfolio, overall portfolio quality, review of specific problem loans, and current economic conditions that may affect the borrower’s ability to repay their loan. The allowance for loan losses is based on estimates, and ultimate losses may vary from the current estimates. These estimates are reviewed periodically and, as adjustments become necessary, they are reported in earnings in the periods in which they become known.
In response to an increase in the level of net loan charge-offs and our evaluation of the adequacy of the allowance for loan losses in the current economic environment, particularly related to the decline in real estate values, we increased our provision for loan losses. Net charge-offs totaled $12.2 million during 2009, however $10 million of this amount was related to construction and land development loans. The construction and land development portfolio component has been identified by Management as a higher-risk loan category. The quality of the construction and land development category is highly dependent on property values both in terms of the likelihood of repayment once the property is transacted by the current owner as well as the level of collateral the Company has securing the loan in the event of default. Loans in this category are characterized by the speculative nature of commercial and residential development properties and can include property in various stages of development from raw land to finished lots. Management relies heavily on recent loss experience in determining risk in the category which it believes provides a more accurate gauge of actual risk given the negative trends in the current economic cycle. Real estate loans may be more adversely affected by conditions in the real estate markets or in the general economy. The Company has significantly reduced its exposure to these loans as demonstrated by a decline in loan balances in this portfolio of $35.7 million from $73.8 million at December 31, 2008 to $38.1 million at December 31, 2009.
The provision for loan losses increased from $800 thousand during 2007 to $4.6 million during 2008 and was $14.5 million during the year ended December 31, 2009. The Company has increased its level of allowance for loan losses to total loans from 1.97% at December 31, 2008 to 2.88% at December 31, 2009 and has increased its allowance for loan losses from $7.2 million to $9.6 million for the same periods. Net charge-offs as a percentage of average loans increased to 3.43% for 2009 from 0.45% for 2008 and 0.14% for 2007. Net charge-offs on construction and land developments loans as a percentage of average loans increased to 2.94% for 2009 from 0.15% for 2008. The Company has made progress, during 2009, in decreasing its level of nonperforming loans. After increasing from $2.6 million at December 31, 2007 to $26.7 million at December 31, 2008 nonperforming loans declined to $14.3 million at December 31 2009. Based on information currently available, management believes that the allowance for loan losses is appropriate to absorb potential risks in the portfolio. However, no assurance can be given that the Company may not sustain charge-offs which are in excess of the allowance in any given period. See the section “Analysis of Asset Quality and Allowance for Loan Losses” for further discussion of loan quality trends and the provision for loan losses.
Non-Interest Income
The following table sets forth the components of non-interest income for the years ended December 31, 2009, 2008 and 2007.

	Years Ended December 31,			Change during Year
	2009	2008	2007	2009	2008
	(dollars in thousands)
Service charges on deposit accounts	$3,796	$3,951	$3,806	$(155)	$145
Gain on sale of loans, net	593	111	47	482	64
Earnings on bank owned life insurance policies	434	421	415	13	6
Merchant processing	282	286	282	(4)	4
Loan servicing fees	139	96	140	43	(44)
Customer service fees	121	114	119	7	(5)
Investment services	81	125	162	(44)	(37)
Safe deposit box and night depository income	68	67	67	1	—
Official check fees	17	93	157	(76)	(64)
Federal Home Loan Bank dividends	4	105	109	(101)	(4)
Impairment loss on investment security	—	(415)	—	415	(415)
Other income	217	137	144	80	(7)

Total non-interest income	$5,752	$5,091	$5,448	$661	$(357)

2009 compared to 2008. During 2009, total non-interest income increased by $661 thousand or 13%, to $5.8 million, up from $5.1 million from the comparable period in 2008. This increase was primarily related to two items: (i) during the 2008 period non-interest income was adversely affected by an other than temporary impairment write down of $415 thousand on a security issued by Lehman Brothers Holdings Inc., which filed for Chapter 11 bankruptcy on September 15, 2008 and; (ii) during 2009 we increased our gain on sale of SBA government guaranteed loans by $482 thousand. In addition, other income increased by $80 thousand and loan servicing fees increased by $43 thousand.
Gains on loan sales are related to the sale of the guaranteed portion of SBA loans. The increase in loan sale gains include an increase in loans sold from $4.3 million during the year ended December 31, 2008 to $10.8 million during 2009, increases in the market price of SBA guaranteed loans and an increase, during 2009, in the percentage of each loan that is guaranteed by the SBA.
Partially offsetting these increases in income were declines in service charges, investment services income, official check fees and FHLB dividends. Service charge income decreased by $155 thousand related to a decrease in NSF/overdraft income. Investment services income decreased by $44 thousand; however, the Company offset this decrease by a decrease in staffing dedicated to this department. The Company attributes these decreases primarily to the economic conditions present during 2009. Official checks fees declined by $76 thousand. Official checks fees represent fees paid by a third party processor for the processing of our cashier and expense checks. These fees are indexed to the federal funds rate and the decrease in income from this item is primarily related to the decline in the federal funds rate during 2009. Additionally, during 2008 the processor changed the fee structure further reducing fees that we earn under this relationship. The FHLB paid only one dividend totaling $4 thousand during 2009 compared to four quarterly dividends totaling $105 thousand during 2008.
2008 compared to 2007. During 2008, total non-interest income decreased by $357 thousand or 7%, to $5.1 million, down from $5.4 million from the comparable period in 2007. This decrease was primarily related to a write down on a security issued by Lehman Brothers Holdings Inc. Due to the significant decline in the price of this security following its bankruptcy filing the Company recorded an other than temporary impairment write down of $415 thousand. Partially offsetting this decrease were increases in service charges and gains on loan sales.
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

Non-Interest Expense
The following table sets forth the components of other non-interest expense for the years ended December 31, 2009, 2008 and 2007.

	Years Ended December 31,			Change during Year
	2009	2008	2007	2009	2008
	(dollars in thousands)
Salaries and employee benefits	$11,054	$10,884	$11,200	$170	$(316)
Occupancy and equipment	3,759	3,838	3,552	(79)	286
Provision for OREO losses	4,800	618	—	4,182	618
FDIC insurance	1,125	258	48	867	210
Outside service fees	892	735	671	157	64
Professional fees	789	688	738	101	(50)
Loan collection costs	399	205	154	194	51
Telephone and data communications	392	400	362	(8)	38
Business development	333	467	530	(134)	(63)
OREO costs	370	175	38	195	137
Advertising and promotion	327	448	520	(121)	(72)
Director compensation and retirement	293	323	349	(30)	(26)
Armored car and courier	281	289	279	(8)	10
Postage	207	208	242	(1)	(34)
Stationery and supplies	183	236	278	(53)	(42)
Core deposit intangible amortization	173	216	301	(43)	(85)
Loss on sale of OREO	158	—	—	158	—
Insurance	142	235	177	(93)	58
Other operating expense	677	252	232	425	20

Total non-interest expense	$26,354	$20,475	$19,671	$5,879	$804

2009 compared to 2008. During the year ended December 31, 2009, total non-interest expense increased by $5.9 million, or 29%, to $26.4 million, up from $20.5 million for the comparable period in 2008. This increase in non-interest expense was primarily the result of an increase in the provision for OREO losses of $4.2 million and an increase in FDIC insurance assessments of $867 thousand. Other significant increases included $170 thousand in salaries and employee benefits, $157 thousand in outside service fees, $101 thousand in professional fees, $194 thousand in loan collection costs, $195 thousand in OREO costs, $158 thousand in losses on the sale of OREO and $425 thousand in other expense. These items were partially offset by reductions in other costs, the three largest of which where advertising and shareholder relations, business development and insurance expense.
A valuation allowance for losses on other real estate is maintained to provide for declines in value. The provision for OREO losses for the year ended December 31, 2009 totaled $4.8 million which represents significant declines in the value of several properties. At December 31, 2009 OREO consisted of twenty-nine properties with a total fair value, which includes a $5.1 million valuation allowance, of $11.2 million. At December 31, 2008 OREO consisted of nineteen properties with a fair value of $4.1 million.
During 2009 the FDIC increased regular assessments and implemented a special assessment resulting in a significant increase in FDIC assessments. Additionally, during the first quarter of 2008 the Company was able to use its remaining credit balance with the FDIC to offset insurance premium billings; however, by the end of the first quarter of 2008 the credit balance had been fully utilized. The Company is currently forecasting elevated FDIC insurance premiums for next several years.

Salaries and other employee benefits increased by $170 thousand primarily related to a decrease in the deferral of loan origination costs. Salary expense increased by $21 thousand as an increase in salary expense of $296 thousand related to our government guaranteed lending operations was mostly offset by reductions in staffing in other areas including our Reno loan production office and our branch network. Related to a decrease in loan production, the deferral of loan origination cost, which reduces salary and benefits cost, declined by $160 thousand.
During the fourth quarter of 2009 the Company outsourced the oversight of its computer network, resulting in a reduction in information technology staffing. The cost of this outsourcing is included in the increase in outside services fees. In addition, during 2009 we implemented an outsourced online banking product which also increased outside service fees.
Consistent with the increase in nonperforming loans and assets during the period (See the section “Analysis of Asset Quality and Allowance for Loan Losses”) loan collection costs and OREO expenses increased by $389 thousand. OREO costs which include the cost of holding and maintaining foreclosed real estate increased by $195 thousand to $370 thousand while loan collection costs increased by $194 thousand to $399 thousand. Losses incurred on the sale of OREO totaled $158 thousand and relate to the sale of nine properties. Proceeds received on sale of these properties totaled $2.0 million.
The increase in other expense, which totaled $425 thousand, is primarily related to nonrecurring expense items, the largest of which totaled $140 thousand.
We implemented cost control initiatives which, among other things, have resulted in savings in advertising, shareholder relation costs and business development costs. These cost savings totaled $255 thousand during 2009 when compared to 2008. We reduced our shareholder expense by eliminating the glossy section of our annual report. Business development costs declined as we reduced certain employee travel and relationship-building initiatives which generated an annual savings of approximately $75 thousand.
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
The largest single factor resulting in the increase in non-interest expense was a $618 thousand provision for losses on OREO. We experienced a decline in the fair value of our foreclosed real estate holdings and to reflect this decline we established a valuation allowance for these properties through the recording of a $618 thousand provision for losses on OREO properties.
The increase in occupancy and equipment costs primarily relates to costs associated with our Redding, California branch. We initially opened this branch in a small temporary facility and in July 2008 we relocated to our much larger permanent leased facility which is located in Redding’s commercial district, across the street from City Hall. Consistent with the increase in nonperforming loans and assets during the period loan collection costs increased by $51 thousand to $205 thousand and OREO expenses increased by $137 thousand from $38 thousand during 2007 to $175 thousand for the year ended December 31, 2008. FDIC insurance expense increased by $210 thousand. During 2007 the Company was able to use its remaining credit balance with the FDIC to offset insurance premium billings; however by the end of the first quarter of 2008 the credit balance had been fully utilized.

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
Provision for income taxes. The Company recorded an income tax benefit of $6.8 million, or 42.6% of pre-tax loss for the year ended December 31, 2009. During 2008 the Company recorded an income tax benefit of $212 thousand as tax exempt income exceeded pretax income.
Deferred tax assets and liabilities are recognized for the tax consequences of temporary differences between the reported amount of assets and liabilities and their tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The determination of the amount of deferred income tax assets which are more likely than not to be realized is primarily dependent on projections of future earnings, which are subject to uncertainty and estimates that may change given economic conditions and other factors. The realization of deferred income tax assets is assessed and a valuation allowance is recorded if it is “more likely than not” that all or a portion of the deferred tax asset will not be realized. “More likely than not” is defined as greater than a 50% chance. All available evidence, both positive and negative is considered to determine whether, based on the weight of that evidence, a valuation allowance is needed.
As part of its analysis, the Company considered the following positive evidence:
•
The Company’s 2009 net loss was largely attributable to losses on its Construction and Land Development portfolio that represented approximately 80% of net charge-offs during the year ended December 31, 2009. This portfolio has significantly decreased during the current year and the Company is not growing the portfolio.

•
The Company’s 2009 net loss was also attributable to large write-downs in Construction and Land Development real estate owned which represented the majority of its provision for losses on other real estate during 2009. Given that the Construction and Land Development REO is valued significantly below the original appraised value as of December 31, 2009, management does not anticipate significant additional declines in future periods.

•	The Company has a long history of earnings profitability.

•	The Company is projecting future taxable and book income will be generated by operations.

•	The size of loan credits in the Company’s pipeline of potential problem loans has significantly decreased.
As part of its analysis, the Company considered the following negative evidence:
•	The Company recorded a large net loss in 2009 and is in a cumulative loss position for the current and preceding two years.

•	The Company did not meet its financial projections in 2009 or 2008.
Based upon our analysis of available evidence, we have determined that it is “more likely than not” that all of our deferred income tax assets as of December 31, 2009 and 2008 will be fully realized and therefore no valuation allowance was recorded.
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
The Company’s largest lending categories are real estate mortgage loans, consumer and real estate construction and land development loans. These categories accounted for approximately 48.5%, 16.4% and 11.4%, respectively of the Company’s total loan portfolio at December 31, 2009, and approximately 41.5%, 16.9% and 20.2%, respectively of the Company’s total loan portfolio at December 31, 2008. The construction and land development portfolio component has been identified by Management as a higher-risk loan category. The quality of the construction and land development category is highly dependent on property values both in terms of the likelihood of repayment once the property is transacted by the current owner as well as the level of collateral the Company has securing the loan in the event of default. Loans in this category are characterized by the speculative nature of commercial and residential development properties and can include property in various stages of development from raw land to finished lots. The decline in these loans as a percentage of the Company’s loan portfolio reflects management’s efforts to reduce its exposure to construction and land development loans in 2009 due to the severe valuation decrease in the real estate market.
The Company’s real estate related loans, including real estate mortgage loans, real estate construction loans, consumer equity lines of credit, and agricultural loans secured by real estate comprised 77% and 75% of the total loan portfolio at December 31, 2009 and 2008. Moreover, the business activities of the Company currently are focused in the California counties of Plumas, Nevada, Placer, Lassen, Modoc, Shasta, Sierra and in Washoe County in Northern Nevada. Consequently, the results of operations and financial condition of the Company are dependent upon the general trends in these economies and, in particular, the residential and commercial real estate markets. In addition, the concentration of the Company’s operations in these areas of Northeastern California and Northwestern Nevada exposes it to greater risk than other banking companies with a wider geographic base in the event of catastrophes, such as earthquakes, fires and floods in these regions.

The rates of interest charged on variable rate loans are set at specific increments in relation to the Company’s lending rate or other indexes such as the published prime interest rate or U.S. Treasury rates and vary with changes in these indexes. At December 31, 2009 and 2008, approximately 68% and 67%, respectively, of the Company’s loan portfolio was compromised of variable rate loans. While real estate mortgage, commercial and consumer lending remain the foundation of the Company’s historical loan mix, some changes in the mix have occurred due to the changing economic environment and the resulting change in demand for certain loan types. In addition, the Company remains committed to the agricultural industry in Northeastern California and will continue to pursue high quality agricultural loans. Agricultural loans include both commercial and commercial real estate loans. The Company’s agricultural loan balances totaled $42 million and $36 million at December 31, 2009 and 2008, respectively.
The following table sets forth the amounts of loans outstanding by category as of the dates indicated.

	At December 31,
	2009	2008	2007	2006	2005
	(dollars in thousands)
Real estate — mortgage	$161,397	$151,943	$128,357	$116,329	$110,686
Real estate — construction	38,061	73,820	76,478	75,930	56,370
Commercial	37,056	42,528	39,584	36,182	42,252
Consumer	54,442	61,706	72,768	90,694	81,320
Agriculture	41,722	36,020	35,762	35,577	31,018

Total loans	332,678	366,017	352,949	354,712	321,646
Less:
Deferred costs	(298)	(279)	(564)	(1,182)	(766)
Allowance for loan losses	9,568	7,224	4,211	3,917	3,256

Net loans	$323,408	$359,072	$349,302	$351,977	$319,156

The following table sets forth the maturity of gross loan categories as of December 31, 2009. Also provided with respect to such loans are the amounts due after one year, classified according to sensitivity to changes in interest rates:

	Within	After One	After
	One Year	Through Five Years	Five Years	Total
	(dollars in thousands)
Real estate — mortgage	$20,617	$30,097	$110,683	$161,397
Real estate — construction	19,011	7,861	11,189	38,061
Commercial	11,947	22,315	2,794	37,056
Consumer	9,422	15,801	29,219	54,442
Agriculture	18,585	9,407	13,730	41,722

Total	$79,582	$85,481	$167,615	$332,678

Loans maturing after one year with:
Fixed interest rates		$27,428	$58,294	$85,722
Variable interest rates		58,053	109,321	167,374

Total		$85,481	$167,615	$253,096

Analysis of Asset Quality and Allowance for Loan Losses. The Company attempts to minimize credit risk through its underwriting and credit review policies. The Company’s credit review process includes internally prepared credit reviews as well as contracting with an outside firm to conduct periodic credit reviews. The Company’s management and lending officers evaluate the loss exposure of classified and impaired loans on a quarterly basis, or more frequently as loan conditions change. The Board of Directors, through the loan committee, reviews the asset quality of new and criticized loans on a monthly basis and reports the findings to the full Board of Directors. In management’s opinion, this loan review system helps facilitate the early identification of potential criticized loans.

The Company has implemented a Management Asset Resolution Committee (MARC) to develop an action plan to significantly reduce nonperforming loans. It consists of members of executive management, credit administration management and the Board of Directors, and the activities are governed by a formal written charter. The MARC meets semi-monthly and reports to the Board’s Loan Committee.
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
Related to the severe economic downturn and the resulting decline in real estate values the Company’s charge-offs increased dramatically during 2009. Net charge-offs during the year ended December 31, 2009 totaled $12,156 thousand, or 3.43% of average loans, compared to $1,587 thousand, or 0.45% of average loans for 2008 and $506 thousand, or 0.14% of average loans for 2007. The allowance for loan losses stood at 2.88% of total loans as of December 31, 2009, versus 1.97% of total loans as of December 31, 2008.
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
The Company’s methodology for assessing the adequacy of the allowance for loan losses consists of several key elements, which include but are not limited to:
•	specific allocation determined in accordance with ASC Topic 310 — Receivables (formerly FAS 114, “Accounting for Impairment of a loan” based on probable losses on specific loans.

•
general reserves determined in accordance with guidance in ASC Topic 450 — Contingencies (formerly SFAS No. 5, “Accounting for Contingencies”, based on historical loan loss experience adjusted for other qualitative risk factors both internal and external to the Company.

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

	At December 31,
	2009	2008	2007	2006	2005
	(dollars in thousands)
Balance at beginning of period	$7,224	$4,211	$3,917	$3,256	$2,722

Charge-offs:
Commercial and agricultural	663	477	83	126	297
Real estate mortgage	1,145	95	—	—	—
Real estate construction	10,133	522	46	—	—
Consumer	559	689	657	519	442

Total charge-offs	12,500	1,783	786	645	739

Recoveries:
Commercial and agricultural	18	11	53	46	21
Real estate mortgage	8	14	—	—	—
Real estate construction	90	—	—	—	—
Consumer	228	171	227	260	152

Total recoveries	344	196	280	306	173

Net charge-offs	12,156	1,587	506	339	566
Provision for loan losses	14,500	4,600	800	1,000	1,100

Balance at end of period	$9,568	$7,224	$4,211	$3,917	$3,256

Net charge-offs during the period to average loans	3.43%	0.45%	0.14%	0.10%	0.19%
Allowance for loan losses to total loans	2.88%	1.97%	1.19%	1.10%	1.01%
The increase in the allowance for loan losses from December 31, 2008 is attributable to a $1.2 million increase in specific reserves related to impaired loans from by $3.1 million at December 31, 2008 to $4.3 million at December 31, 2009 and a $1.2 million increase in general reserves. General reserves totaled $5.3 million at December 31, 2009 and $4.1 million at December 31, 2008. As a percentage of total loans general reserves increased from 1.12% at December 31, 2008 to 1.59% at December 31, 2009.
Charge-offs totaled $12.5 million of which $10.1 million was related to our real estate construction and land development portfolio. We do not expect a similar level of losses in 2010 because in 2009 we dealt aggressively with our problem real estate loans as evidenced by a decrease in nonperforming loans from $26.7 million at December 31, 2008 to $14.3 million at December 31, 2009. In addition, we reduced our exposure to construction and land development loans as our construction and land development portfolio decreased by $35.7 million from $73.8 million at December 31, 2008 to $38.1 million at December 31, 2009. As a result, we currently anticipate that charge-offs could range from approximately $4 million to $7 million in 2010, the largest part of which are anticipated to be related to real estate loans and consistent with 2009 activity within the real estate category most of the charge-offs are expected to be associated with construction and land development loans. For other categories of loans we expect charge-offs to be similar to 2009 activity. However, given the lack of stability in the real estate market and the recent volatility in charge-offs, there can be no assurance that charge offs of loans in future periods will not increase or decrease from this estimate.
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

The following table sets forth the amount of the Company’s nonperforming assets as of the dates indicated. Loans restructured and in compliance with modified terms totaled $3.4 million at December 31, 2009. There were no troubled debt restructurings at December 31, 2008, 2007, 2006 or 2005.

	At December 31,
	2009	2008	2007	2006	2005
	(dollars in thousands)
Nonaccrual loans	$14,263	$26,444	$2,618	$972	$1,661
Loans past due 90 days or more and still accruing	28	297	14	41	—

Total nonperforming loans	14,291	26,741	2,632	1,013	1,661
Other real estate owned	11,204	4,148	402	—	—
Other vehicles owned	65	129	135	47	40

Total nonperforming assets	$25,560	$31,018	$3,169	$1,060	$1,701

Interest income forgone on nonaccrual loans	$568	$576	$161	$53	$39
Interest income recorded on a cash basis on nonaccrual loans	$369	$74	$118	$116	$16
Nonperforming loans to total loans	4.30%	7.31%	0.75%	0.29%	0.52%
Nonperforming assets to total Assets	4.84%	6.78%	0.70%	0.22%	0.36%
Allowance for loan losses to nonperforming Loans	67%	27%	160%	387%	196%
Nonperforming loans at December 31, 2009 were $14.3 million, a decrease of $12.4 million from the $26.7 million balance at December 31, 2008. Of the total nonperforming loans at December 31, 2009, eight loans had principal balances ranging from $2.3 million to $534 thousand. In total these loans amount to $9.5 million representing 66% of the nonaccrual balance of $14.3 million. Specific reserves of $1.8 million were allocated to these loans. For all nonaccrual loans at December 31, 2009 specific reserves totaled $2.6 million or 18% of total nonaccrual loans. Additionally, the nonaccrual balances at December 31, 2009 are net of $965 thousand in partial charge-offs.
At December 31, 2009 and 2008, the Company’s recorded investment in impaired loans totaled $19.2 million and $26.4 million, respectively. The specific allowance for loan losses related to impaired loans was $4.3 million and $3.1 million at December 31, 2009 and 2008, respectively. The average recorded investment in impaired loans was $25.1 million, $5.2 million, $1.7 million for the years ended December 31, 2009, 2008 and 2007, respectively. In most cases, the Company uses the cash basis method of income recognition for impaired loans. For the years ended December 31, 2009, 2008 and 2007, the Company recognized $369 thousand, $74 thousand and $118 thousand, respectively, of income on such loans. Interest foregone on impaired loans totaled $568 thousand $576 thousand and $161 thousand for the years ended December 31, 2009, 2008 and 2007, respectively.
It is the policy of management to make additions to the allowance for loan losses so that it remains appropriate to absorb the inherent risk of loss in the portfolio. Management believes that the allowance at December 31, 2009 is appropriate. However, the determination of the amount of the allowance is judgmental and subject to economic conditions which cannot be predicted with certainty. Accordingly, the Company cannot predict whether charge-offs of loans in excess of the allowance may occur in future periods.
OREO represents real property taken by the Bank either through foreclosure or through a deed in lieu thereof from the borrower. Repossessed assets include vehicles and other commercial assets acquired under agreements with delinquent borrowers. Repossessed assets and OREO are carried at the lesser of cost or fair market value, less selling costs. OREO holdings represented twenty-nine properties totaling $11.2 million at December 31, 2009 and nineteen properties totaling $4.1 million at December 31, 2008. Of the twenty-nine properties, four properties represent 82% of the balance or $9.2 million of the $11.2 million. Nonperforming assets as a percentage of total assets decreased to 4.84% at December 31, 2009 down from 6.78% at December 31, 2008.

Investment Portfolio and Federal Funds Sold. Total investment securities increased $49.6 million, or 129%, to $88.0 million as of December 31, 2009, up from $38.4 million as of December 31, 2008. There were no Federal funds sold at December 31, 2009 or 2008.
The growth in the investment portfolio was related to purchases of securities of U.S. government agencies, resulting in a significant increase in these securities as a percentage of total investment securities. The investment portfolio balances in U.S. Treasuries, U.S. Government agencies, corporate debt securities and municipal obligations comprised 1%, 86%, 0% and 13%, respectively, at December 31, 2009 versus 4%, 59%, 4% and 33%, respectively, at December 31, 2008.
The Company increased its level of agency securities primarily to support our growth in public agency deposits which require the pledging of investment securities for balances in excess of those covered by FDIC insurance. In addition, these investments provide a favorable spread over the Company’s cost of interest-bearing liabilities. Funding for the increase in securities of U.S. government agencies was provided by an increase in our deposits and proceeds from the sale of Series A Preferred Stock.
The Company’s investments in mortgage-backed securities of U.S. Government agencies provide interest income as well as cash flows for liquidity and reinvestment opportunities as these securities pay down. At December 31, 2009, total balances in these mortgage-backed securities were $19.3 million up from $12.4 million at December 31, 2008. Although these pass-through securities typically have final maturities of between ten and fifteen years, the pass-through nature of principal payments from the prepayment or refinance of loans underlying these securities is expected to significantly reduce their average life.
Obligations of states and political subdivisions (municipal securities) provide attractive tax equivalent yields for the Company. Since the majority of the interest earnings on these securities are not taxable for Federal purposes the investment in municipal securities results in a reduction in the effective tax rate of the Company.
The Company classifies its investment securities as available-for-sale or held-to-maturity. The Company transferred its municipal obligations to the available-for-sale category on December 31, 2009 as it no longer has the intention to hold these securities until maturity. Securities classified as available-for-sale may be sold to implement the Company’s asset/liability management strategies and in response to changes in interest rates, prepayment rates and similar factors.
The following tables summarize the values of the Company’s investment securities held on the dates indicated:

	December 31,
Available-for-sale (fair value)	2009	2008	2007
	(dollars in thousands)
U.S. Treasuries	$1,052	$1,508	$3,481
U.S. Government agencies	55,889	10,392	19,662
Corporate debt securities	—	1,550	3,923
U.S. Government agency mortgage-backed Securities	19,287	12,357	14,738
Municipal obligations	11,722	—	—

Total	$87,950	$25,807	$41,804

	December 31,
Held-to-maturity (amortized cost)	2009	2008	2007
	(dollars in thousands)
Municipal obligations	$—	$12,567	$13,488

The following table summarizes the maturities of the Company’s securities at their carrying value and their weighted average tax equivalent yields at December 31, 2009.

			After One Through		After Five Through
(dollars in thousands)	One Year or Less		Five Years		Ten Years		After Ten Years		Total
Available-for-sale (Fair Value)	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
U.S. Treasuries	$—	—%	$1,052	1.07%	$—	—%	$—	—%	$1,052	1.07%
U.S. Government agencies	—	—%	55,889	2.45%	—	—%	—	—%	55,889	2.45%
U.S. Government agency mortgage-backed securities	1,815	3.52%	2,539	3.90%	4,439	4.78%	10,494	3.94%	19,287	4.08%
Municipal obligations	—	—%	3,725	5.19%	7,997	5.71%	—	—%	11,722	5.55%

Total	$1,815	3.52%	$63,205	2.65%	$12,436	5.39%	$10,494	3.94%	$87,950	3.19%

Deposits. Total deposits were $433.3 million as of December 31, 2009, an increase of $61.8 million, or 17%, from the December 31, 2008 balance of $371.5 million. The largest components of this increase were increases of $33.5 million in interest-bearing transaction accounts (NOW), $24.4 million in time deposits and $5.0 million in money market deposits. The increase in NOW accounts is primarily related to a new interest bearing transaction account designed for local public agencies, which we have successfully marketed to several of the municipalities in our service area. Deposits related to this account increased by $31.8 million from $6.0 million at December 31, 2008 to $37.8 million at December 31, 2009. These accounts pay rates comparable to those available on a money market fund offered by a typical brokerage firm. We are required to pledge investment securities as collateral against the uninsured portion of these deposits. The increase in time deposits is primary related to a promotional time deposit product we began offering in June, 2009. This product had an 18 month term and a 2% rate. Money market balances benefited from an on balance sheet corporate sweep product which we introduced during the first quarter of 2008. Deposits related to this product increased by $4.3 million from $9.0 million at December 31, 2008 to $13.3 million at December 31, 2009.
As of December 31, 2009, primarily due to the change in mix of deposits, non-interest bearing demand deposits and interest checking deposits increased to 50.3% of total deposits versus 49.9% at December 31, 2008. Money market and savings deposits decreased to 21.4% of total deposits as of December 31, 2009 compared to 23.6% as of December 31, 2008. Time deposits increased to 28.3% of total deposits as of December 31, 2009 compared to 26.5% at December 31, 2008.
Deposits represent the Bank’s primary source of funds. Deposits are primarily core deposits in that they are demand, savings and time deposits generated from local businesses and individuals. These sources are considered to be relatively stable, long-term relationships thereby enhancing steady growth of the deposit base without major fluctuations in overall deposit balances. The Company experiences, to a small degree, some seasonality with the slower growth period between November through April, and the higher growth period from May through October. In order to assist in meeting any funding demands, the Company maintains secured borrowing arrangements with the Federal Home Loan Bank and the Federal Reserve Bank of San Francisco. Included in time deposits at December 31, 2009 were $5 million in CDARS reciprocal time deposits which, under regulatory guidelines, are classified as brokered deposits. The Company did not hold brokered deposits during the years ended December 31, 2008 or 2007.
The following chart sets forth the distribution of the Company’s average daily deposits for the periods indicated.

	2009		2008		2007
	Average		Average		Average
	Balance	Rate %	Balance	Rate %	Balance	Rate %
	(dollars in thousands)
Non-interest-bearing deposits	$108,059		$111,999		$114,831

Interest-bearing deposits:
Interest bearing demand deposits	98,394	0.68%	73,338	0.75%	77,254	1.73%
Money market accounts	41,844	0.83%	37,626	0.83%	39,431	0.83%
Savings	50,286	0.18%	48,573	0.33%	50,448	0.49%
Time deposits	105,313	1.96%	110,743	3.16%	121,808	4.35%

Total interest bearing deposits	295,837	1.07%	270,280	1.67%	288,941	2.50%

Total deposits	$403,896	0.78%	$382,279	1.18%	$403,772	1.79%

The Company’s time deposits of $100,000 or more had the following schedule of maturities at December 31, 2009:

(dollars in thousands)	Amount
Remaining Maturity:
Three months or less	$13,031
Over three months to six months	7,729
Over six months to 12 months	9,881
Over 12 months	24,362

Total	$55,003

Time deposits of $100,000 or more are generally from the Company’s local business and individual customer base. The potential impact on the Company’s liquidity from the withdrawal of these deposits is discussed at the Company’s asset and liability management committee meetings, and is considered to be minimal.
Short-term borrowing arrangements. The Company has a secured short-term borrowing arrangement with one of its correspondent banks in the amount of $5,000,000. No borrowings were outstanding under this arrangement at December 31, 2009 or December 31, 2008. In addition, the Company has the ability to secure advances through the FRB discount window. These advances also must be collateralized.
The Company is a member of the FHLB and can borrow up to $82,056,000 from the FHLB secured by commercial and residential mortgage loans with carrying values totaling $231,492,000. The Company is required to hold FHLB stock as a condition of membership. At December 31, 2009, the Company held $1,933,000 of FHLB stock which is recorded as a component of other assets. At this level of stock holdings the Company can borrow up to $41,132,000. Total borrowings at December 31, 2009 from the FHLB were $40,000,000 consisting of both short-term and long-term FHLB advances. To borrow the $82,056,000 in available credit the Company would need to purchase $1,924,000 in additional FHLB stock.
Short-term borrowings at December 31, 2009 consisted of a $20,000,000 FHLB advance at 0.47% with a maturity date of January 19, 2010. At December 31, 2008 short-term borrowings consisted of a one day $34,000,000 FHLB advance with an interest rate of 0.05%.
The average balance in short-term borrowings during the years ended December 31, 2009 and 2008 were $24.3 million and $11.9 million, respectively. The average rate paid on these borrowings was 0.33% during 2009 and 1.70% during 2008. The maximum amount of short-term borrowings outstanding at any month-end during 2009 and 2008 was $33.8 million and $34.0 million, respectively.
Long-term borrowing arrangements. Long-term borrowings at December 31, 2009 consisted of two $10,000,000 FHLB advances. The first advance matures on November 23, 2011 and bears interest at 1.00%. The second advance matures on November 23, 2012 and bears interest at 1.60%. Interest rates on both advances are fixed until maturity.
Capital Resources
Shareholders’ equity as of December 31, 2009 increased to $38.2 million up from $35.4 million as of December 31, 2008. This increase is related to the issuance of $11.9 million in Preferred Stock, Series A as described in the following paragraph, partially offset by our 2009 net loss and $628 thousand of dividends on the Preferred Stock.
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

Eight million of the twelve million in proceeds from the sale of the Series A Preferred Stock was injected into Plumas Bank providing addition capital for the bank to support growth in loans and investment securities and strengthen its capital ratios. The remainder provides funds for holding company activities and general corporate purposes.
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
No common cash dividends were paid in 2009. On April 24, 2009, the Company announced that it would be suspending its semi-annual common stock cash dividend for the first half of 2009. During 2008 the Company paid two semi-annual common cash dividends to holders of common stock, the first was 16 cents paid on May 16, 2008 and on November 21, 2008 we paid a second cash dividend of 8 cents per share. The Company’s Board of Directors will continue to evaluate the payment of a semi-annual common stock cash dividend in future quarters, but does not anticipate paying a cash dividend in 2010. The Company is subject to various restrictions on the payment of dividends. See Note 11 “Shareholders’ Equity — Dividend Restrictions” of the Company’s Consolidated Financial Statements in Item 8 — Financial Statements and Supplementary Data of this Annual Report on Form 10K.
Capital Standards. The decrease in the Company’s regulatory capital during 2009 is attributed to an increase in that portion of the Company’s deferred tax asset that under regulatory capital guidelines is required to deducted from capital in the computation of regulatory capital ratios, mostly offset by the increase in shareholders’ equity described above. In addition, the Company’s leverage capital ratios declined due to an increase in its quarterly average assets from $449 million during the fourth quarter of 2008 to $523 million during the current fourth quarter.
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
As noted previously, the Company’s junior subordinated debentures represent borrowings from its unconsolidated subsidiaries that have issued an aggregate $10 million in trust-preferred securities. These trust-preferred securities currently qualify for inclusion as Tier 1 capital for regulatory purposes as they do not exceed 25% of total Tier 1 capital, but are classified as long-term debt in accordance with GAAP. On March 1, 2005, the Federal Reserve Board adopted a final rule that allows the continued inclusion of trust-preferred securities (and/or related subordinated debentures) in the Tier I capital of bank holding companies. However, under the final rule, after a five-year transition period goodwill must be deducted from Tier I capital prior to calculating the 25% limitation. Generally, the amount of junior subordinated debentures in excess of the 25% Tier 1 limitation is included in Tier 2 capital. On March 23, 2009 the requirement to deduct goodwill was delayed until March 31, 2011.

The following tables present the capital ratios for the Company and the Bank compared to the standards for bank holding companies and the regulatory minimum requirements for depository institutions as of December 31, 2009 and 2008 (amounts in thousands except percentage amounts).

	December 31, 2009		December 31, 2008
	Amount	Ratio	Amount	Ratio
Tier 1 Leverage Ratio
Plumas Bancorp and Subsidiary	$40,564	7.9%	$43,885	9.8%
Minimum regulatory requirement	20,652	4.0%	17,907	4.0%
Plumas Bank	38,172	7.4%	43,372	9.7%
Minimum requirement for “Well-Capitalized” institution under the prompt corrective action plan	25,848	5.0%	22,365	5.0%
Minimum regulatory requirement	20,678	4.0%	17,892	4.0%

Tier 1 Risk-Based Capital Ratio
Plumas Bancorp and Subsidiary	40,564	10.4%	43,885	11.0%
Minimum regulatory requirement	15,641	4.0%	16,021	4.0%
Plumas Bank	38,172	9.8%	43,372	10.8%
Minimum requirement for “Well-Capitalized” institution under the prompt corrective action plan	23,433	6.0%	23,996	6.0%
Minimum regulatory requirement	15,622	4.0%	15,997	4.0%

Total Risk-Based Capital Ratio
Plumas Bancorp and Subsidiary	45,512	11.6%	48,919	12.2%
Minimum regulatory requirement	31,281	8.0%	32,042	8.0%
Plumas Bank	43,113	11.0%	48,399	12.1%
Minimum requirement for “Well-Capitalized” institution under the prompt corrective action plan	39,056	10.0%	39,994	10.0%
Minimum regulatory requirement	31,244	8.0%	31,995	8.0%
The current and projected capital positions of the Company and the Bank and the impact of capital plans and long-term strategies are reviewed regularly by management. The Company policy is to maintain the Bank’s ratios above the prescribed well-capitalized leverage, Tier 1 risk-based and total risk-based capital ratios of 5%, 6% and 10%, respectively, at all times.
Off-Balance Sheet Arrangements
Loan Commitments. In the normal course of business, there are various commitments outstanding to extend credits that are not reflected in the financial statements. Commitments to extend credit and letters of credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Annual review of commercial credit lines, letters of credit and ongoing monitoring of outstanding balances reduces the risk of loss associated with these commitments. As of December 31, 2009, the Company had $67.3 million in unfunded loan commitments and $304 thousand in letters of credit. This compares to $78.8 million in unfunded commitments and $534 thousand in letters of credit at December 31, 2008. Of the $67.3 million in unfunded loan commitments, $30.3 million and $37.0 million represented commitments to commercial and consumer customers, respectively. Of the total unfunded commitments at December 31, 2009, $34.3 million were secured by real estate, of which $7.6 million was secured by commercial real estate and $26.7 million was secured by residential real estate in the form of equity lines of credit. The commercial loan commitments not secured by real estate primarily represent business lines of credit, while the consumer loan commitments not secured by real estate primarily represent revolving credit card lines. Since, some of the commitments are expected to expire without being drawn upon; the total commitment amounts do not necessarily represent future cash requirements.
Operating Leases. The Company leases three depository branches as well as two lending offices and a non branch automated teller machine location. Total rental expenses under all operating leases, including premises, totaled $317,000 $347,000 and $209,000, in 2009, 2008 and 2007 respectively. The expiration dates of the leases vary, with the first such lease expiring during 2010 and the last such lease expiring during 2018.

Liquidity
The Company manages its liquidity to provide the ability to generate funds to support asset growth, meet deposit withdrawals (both anticipated and unanticipated), fund customers’ borrowing needs, satisfy maturity of short-term borrowings and maintain reserve requirements. The Company’s liquidity needs are managed using assets or liabilities, or both. On the asset side, in addition to cash and due from banks, the Company maintains an investment portfolio containing U.S. Government, agency and municipal securities that are classified as available-for-sale. On the liability side, liquidity needs are managed by charging competitive offering rates on deposit products and the use of established lines of credit.
The Company is a member of the FHLB and can borrow up to $82,056,000 from the FHLB secured by commercial and residential mortgage loans with carrying values totaling $231,492,000. The Company is required to hold FHLB stock as a condition of membership. At December 31, 2009, the Company held $1,933,000 of FHLB stock which is recorded as a component of other assets. At this level of stock holdings the Company can borrow up to $41,132,000. Total borrowings at December 31, 2009 from the FHLB were $40,000,000 consisting of both short-term and long-term FHLB advances. To borrow the $82,056,000 in available credit the Company would need to purchase $1,924,000 in additional FHLB stock. At December 31, 2008 FHLB borrowings consisted of a one day $34,000,000 FHLB advance.
The Company has a secured short-term borrowing arrangement with one of its correspondent banks in the amount of $5,000,000. No borrowings were outstanding under this arrangement at December 31, 2009 or 2008. In addition, the Company has the ability to secure advances through the FRB discount window. These advances also must be collateralized.
Customer deposits are the Company’s primary source of funds. Total deposits were $433.3 million as of December 31, 2009, an increase of $61.8 million, or 17%, from the December 31, 2008 balance of $371.5 million. Deposits are held in various forms with varying maturities. The Company’s securities portfolio, Federal funds sold, Federal Home Loan Bank advances, and cash and due from banks serve as the primary sources of liquidity, providing adequate funding for loans during periods of high loan demand. During periods of decreased lending, funds obtained from the maturing or sale of investments, loan payments, and new deposits are invested in short-term earning assets, such as cash held at the FRB, Federal funds sold and investment securities, to serve as a source of funding for future loan growth. Management believes that the Company’s available sources of funds, including borrowings, will provide adequate liquidity for its operations in the foreseeable future.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
As a smaller reporting company we are not required to provide the information required by this item.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
The following consolidated financial statements of Plumas Bancorp and subsidiary, and report of the independent registered public accounting firm are included in the Annual Report of Plumas Bancorp to its shareholders for the years ended December 31, 2009, 2008 and 2007.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Shareholders and Board of Directors
Plumas Bancorp and Subsidiary
We have audited the accompanying consolidated balance sheet of Plumas Bancorp and subsidiary (the “Company”) as of December 31, 2009 and 2008 and the related consolidated statements of income, changes in shareholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2009. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Plumas Bancorp and subsidiary as of December 31, 2009 and 2008 and the consolidated results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2009, in conformity with accounting principles generally accepted in the United States of America.
We were not required or engaged to examine the effectiveness of Plumas Bancorp’s internal control over financial reporting as of December 31, 2009, and, accordingly, we do not express an opinion thereon.

/s/ Perry-Smith LLP

Sacramento, California
March 19, 2010

PLUMAS BANCORP AND SUBSIDIARY
CONSOLIDATED BALANCE SHEET
December 31, 2009 and 2008

	2009	2008
ASSETS

Cash and cash equivalents	$59,493,000	$18,791,000
Investment securities	87,950,000	38,374,000
Loans, less allowance for loan losses of $9,568,000 in 2009 and $7,224,000 in 2008	323,408,000	359,072,000
Premises and equipment, net	14,544,000	15,764,000
Intangible assets, net	648,000	821,000
Bank owned life insurance	10,111,000	9,766,000
Real estate and vehicles acquired through foreclosure	11,269,000	4,277,000
Accrued interest receivable and other assets	20,694,000	10,310,000

Total assets	$528,117,000	$457,175,000

LIABILITIES AND SHAREHOLDERS’ EQUITY

Deposits:
Non-interest bearing	$111,958,000	$112,783,000
Interest bearing	321,297,000	258,710,000

Total deposits	433,255,000	371,493,000

Short-term borrowings	20,000,000	34,000,000
Long-term debt	20,000,000	—
Accrued interest payable and other liabilities	6,321,000	5,935,000
Junior subordinated deferrable interest debentures	10,310,000	10,310,000

Total liabilities	489,886,000	421,738,000

Commitments and contingencies (Note 10)

Shareholders’ equity:
Serial preferred stock — no par value; 10,000,000 shares authorized; 11,949 issued and outstanding at December 31, 2009	11,595,000	—
Common stock — no par value; 22,500,000 shares authorized; issued and outstanding — 4,776,339 shares in 2009 and 4,775,339 shares in 2008	5,970,000	5,302,000
Retained earnings	20,044,000	29,818,000
Accumulated other comprehensive income	622,000	317,000

Total shareholders’ equity	38,231,000	35,437,000

Total liabilities and shareholders’ equity	$528,117,000	$457,175,000

The accompanying notes are an integral
part of these consolidated financial statements.

PLUMAS BANCORP AND SUBSIDIARY
CONSOLIDATED STATEMENT OF INCOME
For the Years Ended December 31, 2009, 2008 and 2007

	2009	2008	2007

Interest income:
Interest and fees on loans	$20,658,000	$23,550,000	$27,709,000
Interest on investment securities:
Taxable	1,708,000	1,398,000	1,900,000
Exempt from Federal income taxes	455,000	489,000	504,000
Interest on Federal funds sold	15,000	3,000	171,000

Total interest income	22,836,000	25,440,000	30,284,000

Interest expense:
Interest on deposits	3,169,000	4,522,000	7,211,000
Interest on short-term borrowings	80,000	202,000	467,000
Interest on junior subordinated deferrable interest debentures	371,000	623,000	835,000
Other	35,000	17,000	23,000

Total interest expense	3,655,000	5,364,000	8,536,000

Net interest income before provision for loan losses	19,181,000	20,076,000	21,748,000

Provision for loan losses	14,500,000	4,600,000	800,000

Net interest income after provision for loan losses	4,681,000	15,476,000	20,948,000

Non-interest income:
Service charges	3,796,000	3,951,000	3,806,000
Gain on sale of loans	593,000	111,000	47,000
Impairment loss on investment security	—	(415,000)	—
Earnings on Bank owned life insurance policies	434,000	421,000	415,000
Other	929,000	1,023,000	1,180,000

Total non-interest income	5,752,000	5,091,000	5,448,000

(Continued)

PLUMAS BANCORP AND SUBSIDIARY
CONSOLIDATED STATEMENT OF INCOME
(Continued)
For the Years Ended December 31, 2009, 2008 and 2007

	2009	2008	2007

Non-interest expenses:
Salaries and employee benefits	$11,054,000	$10,884,000	$11,200,000
Occupancy and equipment	3,759,000	3,838,000	3,552,000
Provision for losses on other real estate	4,800,000	618,000	—
Other	6,741,000	5,135,000	4,919,000

Total non-interest expenses	26,354,000	20,475,000	19,671,000

Income (loss) before income taxes	(15,921,000)	92,000	6,725,000

Provision (benefit) for income taxes	(6,775,000)	(212,000)	2,502,000

Net income (loss)	$(9,146,000)	$304,000	$4,223,000

Basic earnings (loss) per share	$(2.05)	$0.06	$0.85

Diluted earnings (loss) per share	$(2.05)	$0.06	$0.84

Common dividends per share	$—	$0.24	$0.30

The accompanying notes are an integral
part of these consolidated financial statements.

PLUMAS BANCORP AND SUBSIDIARY
CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY
For the Years Ended December 31, 2009, 2008 and 2007

						Accumulated
						Other
						Comprehensive	Total	Total
	Preferred Stock		Common Stock		Retained	(Loss) Income	Shareholders’	Comprehensive
	Shares	Amount	Shares	Amount	Earnings	(Net of Taxes)	Equity	Income

Balance, January 1, 2007			5,023,205	$4,828,000	$31,716,000	$(692,000)	$35,852,000
Comprehensive income):
Net income					4,223,000		4,223,000	$4,223,000
Other comprehensive income, net of tax:
Net change in unrealized losses on available-for-sale investment securities						585,000	585,000	585,000

Total comprehensive income								$4,808,000

Cash dividends — $0.30 per share					(1,491,000)		(1,491,000)
Retirement of common stock in connection with the exercise of stock options			(4,630)	(70,000)			(70,000)
Stock options exercised and related tax benefit			19,292	152,000			152,000
Stock-based compensation expense				288,000			288,000
Repurchase and retirement of common stock			(168,737)	(156,000)	(2,244,000)		(2,400,000)

Balance, December 31, 2007			4,869,130	5,042,000	32,204,000	(107,000)	37,139,000
Cumulative effect of change in accounting principle, adoption of EITF 06-4					(420,000)		(420,000)

Comprehensive income:
Net income					304,000		304,000	$304,000
Other comprehensive income, net of tax:
Net change in unrealized (losses)/gains on available-for-sale investment securities						424,000	424,000	424,000

Total comprehensive income								$728,000

Cash dividends — $0.24 per share					(1,153,000)		(1,153,000)
Stock options exercised and related tax benefit			12,476	68,000			68,000

Stock-based compensation expense				292,000			292,000
Repurchase and retirement of common stock			(106,267)	(100,000)	(1,117,000)		(1,217,000)

Balance, December 31, 2008			4,775,339	$5,302,000	$29,818,000	$317,000	$35,437,000

(Continued)

PLUMAS BANCORP AND SUBSIDIARY
CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY
(Continued)
For the Years Ended December 31, 2009, 2008 and 2007

						Accumulated
						Other
						Comprehensive	Total	Total
	Preferred Stock		Common Stock		Retained	Income	Shareholders’	Comprehensive
	Shares	Amount	Shares	Amount	Earnings	(Net of Taxes)	Equity	Income

Balance, December 31, 2008			4,775,339	$5,302,000	$29,818,000	$317,000	$35,437,000

Comprehensive loss:
Net loss					(9,146,000)		(9,146,000)	$(9,146,000)
Other comprehensive loss, net of tax:
Unrealized gains on securities transferred from held-to-maturity to available-for-sale						197,000	197,000	197,000
Net change in unrealized gains on available-for-sale investment securities						108,000	108,000	108,000

Total comprehensive loss								$(8,841,000)

Preferred stock issued	11,949	$11,516,000					11,516,000
Preferred stock discount accretion		79,000					79,000
Stock warrants issued				407,000			407,000
Preferred stock dividends & accretion					(628,000)		(628,000)
Stock options exercised and related tax benefit			1,000	5,000			5,000
Stock-based compensation expense				256,000			256,000

Balance, December 31, 2009	11,949	$11,595,000	4,776,339	$5,970,000	$20,044,000	$622,000	$38,231,000

The accompanying notes are an integral
part of these consolidated financial statements.

PLUMAS BANCORP AND SUBSIDIARY
CONSOLIDATED STATEMENT OF CASH FLOWS
For the Years Ended December 31, 2009, 2008 and 2007

	2009	2008	2007

Cash flows from operating activities:
Net income (loss)	$(9,146,000)	$304,000	$4,223,000
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	14,500,000	4,600,000	800,000
Change in deferred loan origination costs/fees, net	(19,000)	285,000	618,000
Stock-based compensation expense	256,000	292,000	288,000
Excess tax benefits from stock-based compensation			(9,000)
Depreciation and amortization	1,929,000	1,984,000	2,197,000
Amortization of investment security premiums	283,000	56,000	149,000
Accretion of investment security discounts	(53,000)	(55,000)	(63,000)
Impairment loss on investment security		415,000
Gain on sale of investments	(10,000)
Gain on sale of loans held for sale	(593,000)
Loans originated for sale	(12,598,000)
Proceeds from loan sales	11,393,000
Provision for losses on other real estate	4,800,000	618,000
Net (gain) loss on sale of premises and equipment	(6,000)	13,000	39,000
Net loss (gain) on sale of other real estate and vehicles owned	198,000	18,000	(17,000)
Gain on life insurance death benefit			(63,000)
Earnings on bank owned life insurance policies	(434,000)	(421,000)	(415,000)
Expenses on bank owned life insurance policies	89,000	83,000	80,000
Benefit for deferred income taxes	(3,852,000)	(1,459,000)	(787,000)
Decrease (increase) in accrued interest receivable and other assets	(7,022,000)	297,000	(426,000)
(Decrease) increase in accrued interest payable and other liabilities	355,000	(711,000)	1,325,000

Net cash provided by operating activities	70,000	6,319,000	7,939,000

(Continued)

PLUMAS BANCORP AND SUBSIDIARY
CONSOLIDATED STATEMENT OF CASH FLOWS
(Continued)
For the Years Ended December 31, 2009, 2008 and 2007

	2009	2008	2007

Cash flows from investing activities:
Proceeds from matured and called available-for-sale investment securities	$8,000,000	$16,475,000	$27,876,000
Proceeds from sale of available-for-sale securities
Proceeds from matured and called held-to-maturity investment securities	1,836,000	920,000	585,000
Proceeds from sale of held-to-maturity securities	943,000
Proceeds from sale of available-for-sale securities	86,000
Purchases of available-for-sale investment securities	(65,876,000)	(2,990,000)	(11,009,000)
Purchases of held-to-maturity investment securities	(1,586,000)
Proceeds from principal repayments from available-for-sale government-guaranteed mortgage-backed securities	7,320,000	2,819,000	2,961,000
Net decrease (increase) in loans	8,683,000	(19,520,000)	355,000
Proceeds from sale of vehicles	270,000	376,000	429,000
Proceeds from sale of other real estate	1,992,000
Proceeds from the sale of premises and equipment			20,000
Purchases of premises and equipment	(253,000)	(2,566,000)	(1,116,000)
Proceeds from bank owned life insurance			419,000

Net cash (used in) provided by investing activities	(38,585,000)	(4,486,000)	20,520,000

Cash flows from financing activities:
Net increase (decrease) in demand, interest-bearing and savings deposits	37,383,000	9,658,000	(37,881,000)
Net increase (decrease) in time deposits	24,379,000	(30,105,000)	27,645,000
Net (decrease) increase in short-term borrowings	(14,000,000)	26,500,000	(12,500,000)
Proceeds from long-term debt	20,000,000
Issuance of preferred stock, net of discount	11,516,000
Payment of cash dividend on preferred stock	(473,000)
Issuance of common stock warrant	407,000
Proceeds from exercise of stock options	5,000	68,000	73,000
Excess tax benefits from stock-based compensation			9,000
Repurchase and retirement of common stock		(1,217,000)	(2,400,000)
Payment of cash dividends on common stock		(1,153,000)	(1,491,000)

Net cash provided by (used in) financing activities	79,217,000	3,751,000	(26,545,000)

Increase in cash and cash equivalents	40,702,000	5,584,000	1,914,000

Cash and cash equivalents at beginning of year	18,791,000	13,207,000	11,293,000

Cash and cash equivalents at end of year	$59,493,000	$18,791,000	$13,207,000

(Continued)

PLUMAS BANCORP AND SUBSIDIARY
CONSOLIDATED STATEMENT OF CASH FLOWS
(Continued)
For the Years Ended December 31, 2009, 2008 and 2007

	2009	2008	2007

Supplemental disclosure of cash flow information:

Cash paid during the year for:
Interest expense	$3,666,000	$5,804,000	$8,184,000
Income taxes	$65,000	$1,385,000	$3,495,000

Non-cash investing activities:
Real estate acquired through foreclosure	$14,053,000	$4,364,000	$402,000
Vehicles acquired through repossession	$245,000	$388,000	$500,000
Reclassification of loans to other assets		$113,000
Investment securities transferred from held-to-maturity to available-for-sale	$11,722,000
Net change in unrealized gain/loss on available-for-sale investment securities	$108,000	$424,000	$585,000

Non-cash financing activities:
Common stock retired in connection with the exercise of stock options			$70,000
Tax benefit from stock options exercised			$9,000
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

The Bank operates thirteen branches in California, including branches in Alturas, Chester, Fall River Mills, Greenville, Kings Beach, Loyalton, Portola, Quincy, Redding, Susanville, Tahoe City, Truckee and Westwood. During the first quarter of 2010 the Bank closed its Loyalton and Westwood branches and transferred the deposits maintained at these branches to the Portola and Chester branches, respectively. In addition to its branch network, the Bank operates a commercial lending office in Reno, Nevada and a lending office specializing in government-guaranteed lending in Auburn, California. The Bank’s primary source of revenue is generated from providing loans to customers who are predominately small and middle market businesses and individuals residing in the surrounding areas.

The Bank’s deposits are insured by the Federal Deposit Insurance Corporation (FDIC) up to applicable legal limits. The Bank is participating in the FDIC Transaction Account Guarantee Program. Under the program, through June 30, 2010, all noninterest-bearing transaction accounts are fully guaranteed by the FDIC for the entire amount in the account. Coverage under the Transaction Account Guarantee Program is in addition to and separate from the coverage under the FDIC’s general deposit insurance rules.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Consolidation and Basis of Presentation

The consolidated financial statements include the accounts of the Company and the consolidated accounts of its wholly-owned subsidiary, Plumas Bank. All significant intercompany balances and transactions have been eliminated.

Plumas Statutory Trust I and Trust II are not consolidated into the Company’s consolidated financial statements and, accordingly, are accounted for under the equity method. The Company’s investment in Trust I of $268,000 and Trust II of $149,000 are included in accrued interest receivable and other assets on the consolidated balance sheet. The junior subordinated deferrable interest debentures issued and guaranteed by the Company and held by Trust I and Trust II are reflected as debt on the consolidated balance sheet.

The accounting and reporting policies of Plumas Bancorp and subsidiary conform with accounting principles generally accepted in the United States of America and prevailing practices within the banking industry.

PLUMAS BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)
Reclassifications

Certain reclassifications have been made to prior years’ balances to conform to the classifications used in 2009.

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

Cash and Cash Equivalents

For the purpose of the statement of cash flows, cash and due from banks and Federal funds sold are considered to be cash equivalents. Generally, Federal funds are sold for one day periods. As of December 31, 2009 all cash held with other federally insured institutions was fully insured by the FDIC.

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
Investment Securities (Continued)

During 2009, management determined they no longer had the positive intent to hold their held-to-maturity securities and transferred their held-to-maturity securities to available-for-sale (see note 4.) This transfer increases the Company’s flexibility in managing its loan portfolio; allowing the investments to be sold in implementing its asset/liability management strategies and in response to changes in interest rates, prepayment rates and similar factors. All transfers between categories are accounted for at fair value. There were no transfers between categories during 2008. As of December 31, 2009 and 2008 the Company did not have any investment securities classified as trading and gains or losses on the sale of securities are computed on the specific identification method. Interest earned on investment securities is reported in interest income, net of applicable adjustments for accretion of discounts and amortization of premiums.

Investment securities are evaluated for impairment on at least a quarterly basis and more frequently when economic or market conditions warrant such an evaluation to determine whether a decline in their value is other than temporary. Management utilizes criteria such as the magnitude and duration of the decline and the intent and ability of the Company to retain its investment in the securities for a period of time sufficient to allow for an anticipated recovery in fair value, in addition to the reasons underlying the decline, to determine whether the loss in value is other than temporary. The term “other than temporary” is not intended to indicate that the decline is permanent, but indicates that the prospects for a near-term recovery of value is not necessarily favorable, or that there is a lack of evidence to support a realizable value equal to or greater than the carrying value of the investment. Once a decline in value is determined to be other-than-temporary, and management does not intend to sell the security or it is more likely than not that sale of the security will not be required before recovery, only the portion of the impairment loss representing credit exposure is recognized as a charge to earnings, with the balance recognized as a charge to other comprehensive income. If management intends to sell the security or it is more likely than not that they will be required to sell the security before recovering its forecasted cost, the entire impairment loss is recognized as a charge to earnings.

Investment in Federal Home Loan Bank Stock

As a member of the Federal Home Loan Bank System, the Bank is required to maintain an investment in the capital stock of the Federal Home Loan Bank. The investment is carried at cost. At December 31, 2009 and 2008, Federal Home Loan Bank stock totaled $1,933,000. On the consolidated balance sheet, Federal Home Loan Bank stock is included in accrued interest receivable and other assets.

Loans Held for Sale, Loan Sales and Servicing

Included in the portfolio are loans which are 75% to 90% guaranteed by the Small Business Administration (SBA), US Department of Agriculture Rural Business Cooperative Service (RBS) and Farm Services Agency (FSA). The guaranteed portion of these loans may be sold to a third party, with the Bank retaining the unguaranteed portion. The Company can receive a premium in excess of the adjusted carrying value of the loan at the time of sale. The Company may be required to refund a portion of the sales premium if the borrower defaults or prepays within ninety days of the settlement date. At December 31, 2009, the premiums and guaranteed portion of these sold loans subject to these recourse provisions was not significant.

PLUMAS BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Loans Held for Sale, Loan Sales and Servicing (Continued)

During 2009, 2008 and 2007 the Company was not required to refund any significant amounts of sales premiums related to the loans sold.

As of December 31 2009 the Company had $1,798,000 in SBA loans held for sale. Loans held for sale are recorded at the lower of cost or fair vale and therefore maybe reported at fair value on a non-recurring basis. The fair values for loans held for sale are based on either observable transactions of similar instruments or formally committed loan sale prices.

Government guaranteed loans with unpaid balances of $18,512,000 and $8,920,000 were being serviced for others at December 31, 2009 and 2008, respectively. The Company also serviced loans previously sold to the Federal National Mortgage Association (FNMA) totaling $3,014,000 and $3,993,000 as of December 31, 2009 and 2008, respectively.

The Company accounts for the transfer and servicing of financial assets based on the fair value of financial and servicing assets it controls and liabilities it has assumed, derecognizes financial assets when control has been surrendered, and derecognizes liabilities when extinguished.

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

The Company may not “carry over” or create a valuation allowance in the initial accounting for loans acquired under these circumstances. At December 31, 2009 and 2008, there were no such loans being accounted for under this policy.

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
Allowance for Loan Losses (Continued)

Classified loans and loans determined to be impaired are evaluated by management for specific risk of loss. In addition, reserve factors are assigned to currently performing loans based on management’s assessment of the following for each identified loan type: (1) inherent credit risk and (2) historical losses. These estimates are particularly susceptible to changes in the economic environment and market conditions.

The Bank’s Loan Committee reviews the adequacy of the allowance for loan losses at least quarterly, to include consideration of the relative risks in the portfolio and current economic conditions. The allowance is adjusted based on that review if, in management’s judgment, changes are warranted.

The allowance is established through a provision for loan losses which is charged to expense. Additions to the allowance are expected to maintain the adequacy of the total allowance after credit losses and loan growth. The allowance for loan losses at December 31, 2009 and 2008, respectively, reflects management’s estimate of probable losses in the portfolio. This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as new information becomes available, and accordingly actual losses may vary from their estimates. In addition, the FDIC and California Department of Financial Institutions, as an integral part of their examination process, review the allowance for loan and lease losses. These agencies may require additions to the allowance for loan and lease losses based on their judgment about information available at the time of their examination.

Allowance for Losses Related to Undisbursed Commitments

The Company maintains a separate allowance for losses related to undisbursed loan commitments. Management estimates the amount of probable losses by applying a loss reserve factor to a portion of undisbursed lines of credit. The allowance totaled $141,000 and $55,000 at December 31, 2009 and 2008, respectively and is included in accrued interest payable and other liabilities in the consolidated balance sheet.

Other Real Estate

The Company’s investment in other real estate holdings, all of which were related to real estate acquired in full or partial settlement of loan obligations, was $11,204,000 net of a valuation allowance of $5,066,000 at December 31, 2009 and $4,148,000 net of a valuation allowance of $618,000 at December 31, 2008. Sales of other real estate totaled $1,992,000 for the year ended December 31, 2009 and a loss of $158,000 was recorded on sale. There were no sales of other real estate in 2008. When property is acquired, any excess of the Bank’s recorded investment in the loan balance and accrued interest income over the estimated fair market value of the property less costs to sell is charged against the allowance for loan losses. A valuation allowance for losses on other real estate is maintained to provide for temporary declines in value. The allowance is established through a provision for losses on other real estate which is included in other expenses. Subsequent gains or losses on sales or write-downs resulting from permanent impairment are recorded in other income or expenses as incurred.

PLUMAS BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Intangible Assets

Intangible assets consist of core deposit intangibles related to branch acquisitions and are amortized using the straight-line method over ten years. The Company evaluates the recoverability and remaining useful life annually to determine whether events or circumstances warrant a revision to the intangible asset or the remaining period of amortization. There were no such events or circumstances in 2009 or 2008.

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

Deferred tax assets and liabilities are recognized for the tax consequences of temporary differences between the reported amount of assets and liabilities and their tax bases. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment. A valuation allowance is recognized if, based on the weight of available evidence management believes it is more likely than not that some portion or all of the deferred tax assets will not be realized. On the consolidated balance sheet, net deferred tax assets are included in accrued interest receivable and other assets.

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

Interest expense and penalties associated with unrecognized tax benefits, if any, are classified as income tax expense in the consolidated statement of income. There have been no significant changes to unrecognized tax benefits or accrued interest and penalties for the years ended December 31, 2009 and 2008.

Earnings (Loss) Per Share

Basic earnings (loss) per share (EPS), which excludes dilution, is computed by dividing income (loss) available to common stockholders (net income or (loss) less preferred dividends) by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock, such as stock options, result in the issuance of common stock which shares in the earnings of the Company. The treasury stock method has been applied to determine the dilutive effect of stock options in computing diluted EPS.

Stock-Based Compensation

At December 31, 2009, the Company had two shareholder approved stock-based compensation plans, the Plumas Bank 2001 and 1991 Stock Option Plans (the “Plans”) which are described more fully in Note 11.

Compensation expense, net of related tax benefits, recorded in 2009, 2008 and 2007 totaled $237,000, $269,000 and $262,000 or $0.05, $0.06 and $0.05 per diluted share, respectively. Compensation expense is recognized over the vesting period on a straight line accounting basis.

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

PLUMAS BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Stock-Based Compensation (Continued)

The fair value of each option is estimated on the date of grant using the following assumptions.

	2008	2007
Expected life of stock options	5.2 years	6.6 years
Interest rate—stock options	2.98%	4.71%
Volatility—stock options	25.3%	26.8%
Dividend yields	2.61%	1.72%
Weighted-average fair value of options granted during the year	$2.54	$4.53
No options were granted during the year ended December 31, 2009.

Adoption of New Financial Accounting Standards

FASB Accounting Standards Codification™ (ASC or Codification)

In June 2009, the Financial Accounting Standards Board (FASB) issued new accounting standards ASC 105-10 (previously SFAS No. 168), The FASB Accounting Standards CodificationTM and the Hierarchy of Generally Accepted Accounting Principles. With the issuance of ASC 105-10, the FASB Accounting Standards Codification (“the Codification” or “ASC”) becomes the single source of authoritative U.S. accounting and reporting standards applicable for all nongovernmental entities Rules and interpretive releases of the SEC under the authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. This change is effective for financial statements issued for interim or annual periods ended after September 15, 2009. Accordingly, all specific references to generally accepted accounting principles (GAAP) refer to the Codification and not to the pre-Codification literature.

FASB Clarifies Other-Than-Temporary Impairment

In April 2009, the FASB issued ASC No. 320-10-35 (previously FSP 115-2 and 124-2 and EITF 99-20-2), Recognition and Presentation of Other-Than-Temporary-Impairment. This standard (i) changes previously existing guidance for determining whether an impairment to debt securities is other than temporary and (ii) replaces the previously existing requirement that the entity’s management assert it has both the intent and ability to hold an impaired security until recovery with a requirement that management assert: (a) it does not have the intent to sell the security; and (b) it is more likely than not it will not have to sell the security before recovery of its cost basis. Under this standard, declines in fair value below cost that are deemed to be other than temporary are reflected in earnings as realized losses to the extent the impairment is related to credit

PLUMAS BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Adoption of New Financial Accounting Standards (Continued)

losses for both held-to-maturity and available-for-sale securities. The amount of impairment related to other factors is recognized in other comprehensive income. These changes were effective for interim and annual periods ended after June 15, 2009. Management adopted the provisions of this standard on January 1, 2009 without a material impact on the Company’s financial condition or results of operations.

FASB Clarifies Application of Fair Value Accounting

In April 2009, the FASB issued ASC 820-10 (previously FSP FAS 157-4), Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly. This standard affirms the objective of fair value when a market is not active, clarifies and includes additional factors for determining whether there has been a significant decrease in market activity, eliminates the presumption that all transactions are distressed unless proven otherwise, and requires an entity to disclose a change in valuation technique. This standard was effective for interim and annual periods ended after June 15, 2009. The Company adopted the provisions of this standard on April 1, 2009 without a material impact on the Company’s financial condition or results of operations.

Measuring Liabilities at Fair Value

In August 2009, the FASB issued ASU No. 2009-05, Fair Value Measurements and Disclosures (ASC Topic 820) — Measuring Liabilities at Fair Value. This update provides amendments for the fair value measurement of liabilities. It provides clarification that in circumstances in which a quoted price in an active market for the identical liability is not available, a reporting entity is required to measure fair value using one or more techniques. It also clarifies that when estimating the fair value of a liability, a reporting entity is not required to include a separate input or adjustment to other inputs relating to the existence of a restriction that prevents the transfer of the liability. This update was effective for the first reporting period (including interim periods) beginning after August 2009. Management adopted the provisions of this update on October 1, 2009 without a material impact on the Company’s financial condition or results of operations.

Business Combinations

In December 2007, the FASB issued ASC Topic 805 (previously SFAS 141(R)), Business Combinations. This standard broadens the guidance for business combinations and extends its applicability to all transactions and other events in which one entity obtains control over one or more other businesses. It broadens the fair value measurement and recognition of assets acquired, liabilities assumed, and interests transferred as a result of business combinations. The acquirer is no longer permitted to recognize a separate valuation allowance as of the acquisition date for loans and other assets acquired in a business combination. It also requires acquisition-related costs and restructuring costs that the acquirer expected but was not obligated to incur to be expensed separately from the business combination. It also expands on required disclosures to improve the ability of the users of the financial statements to evaluate the nature and financial effects of business combinations. Management adopted these provisions on January 1, 2009 and had no transactions that created an impact on the Company’s financial condition or result of operations.

PLUMAS BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Adoption of New Financial Accounting Standards (Continued)

Subsequent Events

In February 2010, the FASB issued ASU 2010-2009 which amends ASC 855-10 (formerly SFAS No. 165), Subsequent Events, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. The ASU addresses certain implementation issues related to an entity's requirement to perform and disclose subsequent-events procedures. The ASU requires SEC filers to evaluate subsequent events through the date the financial statements are issued and exempts SEC filers from disclosing the date through which subsequent events have been evaluated.

Accounting for Transfers of Financial Assets

In June 2009, the FASB issued ASC Topic 860 (previously SFAS No. 166), Accounting for Transfers of Financial Assets, an amendment of SFAS No. 140. This standard amends the derecognition accounting and disclosure guidance included in previously issued standards. This standard eliminates the exemption from consolidation for qualifying special-purpose entities (SPEs) and also requires a transferor to evaluate all existing qualifying SPEs to determine whether they must be consolidated in accordance with ASC Topic 810. This standard also provides more stringent requirements for derecognition of a portion of a financial asset and establishes new conditions for reporting the transfer of a portion of a financial asset as a sale. This standard is effective as of the beginning of the first annual reporting period that begins after November 15, 2009. Management is assessing the impact this standard may have on the Company’s financial condition and results of operations.

Transfers and Servicing

In December 2009, the FASB issued Accounting Standards Update (ASU) No. 2009-16, Transfers and Servicing (ASC Topic 860): Accounting for Transfers of Financial Assets, which updates the derecognition guidance in ASC Topic 860 for previously issued SFAS No. 166. This update reflects the Board’s response to issues entities have encountered when applying ASC 860, including: (1) requires that all arrangements made in connection with a transfer of financial assets be considered in the derecognition analysis, (2) clarifies when a transferred asset is considered legally isolated from the transferor, (3) modifies the requirements related to a transferee’s ability to freely pledge or exchange transferred financial assets, and (4) provides guidance on when a portion of a financial asset can be derecognized. This update is effective for financial asset transfers occurring after the beginning of an entity’s first fiscal year that begins after November 15, 2009. Early adoption is prohibited. Management is assessing the impact of this standard on the Company’s financial condition and results of operations.

PLUMAS BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
3.	FAIR VALUE MEASUREMENTS
Fair Value of Financial Instruments
The estimated fair values of the Company’s financial instruments are as follows:

	December 31, 2009		December 31, 2008
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Financial assets:
Cash and cash equivalents	$59,493,000	$59,493,000	$18,791,000	$18,791,000
Investment securities	87,950,000	87,950,000	38,374,000	38,606,000
Loans	323,408,000	325,589,000	359,072,000	363,811,000
Bank owned life insurance	10,111,000	10,111,000	9,766,000	9,766,000
Accrued interest receivable	2,487,000	2,487,000	2,063,000	2,063,000

Financial liabilities:
Deposits	$433,255,000	$433,311,000	$371,493,000	$371,761,000
Short-term borrowings	20,000,000	20,000,000	34,000,000	34,000,000
Long-term debt	20,000,000	19,817,000
Junior subordinated deferrable interest debentures	10,310,000	2,909,000	10,310,000	2,420,000
Accrued interest payable	476,000	476,000	487,000	487,000

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

The following methods and assumptions were used by management to estimate the fair value of its financial instruments at December 31, 2009 and December 31, 2008:
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

Long-term borrowings: The fair values for Long-term FHLB term advances are estimated using discounted cash flow analyses, using interest rates currently being offered at each reporting date for FHLB advances with a similar maturity.

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

The following tables present information about the Company’s assets and liabilities measured at fair value on a recurring and non recurring basis as of December 31, 2009, and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value:

Level 1: Quoted prices for identical instruments traded in active exchange markets.

Level 2: Quoted process for similar instruments in active markets, quoted process for identical or similar instruments in markets that are not active, and model-based valuation techniques for which all significant assumptions are observable or can be corroborated by observable market data.

Level 3: Model based techniques that use one significant assumption not observable in the market. These unobservable assumptions reflect the Company’s estimates of assumptions that market participants would use on pricing the asset or liability. Valuation techniques include management judgment and estimation which may be significant.

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

Assets and liabilities measured at fair value on a recurring basis are summarized below:

Fair Value Measurements at December 31, 2009 Using
Quoted Prices in
		Active Markets for	Significant Other	Significant
		Identical Assets	Observable Inputs	Unobservable
	Total Fair Value	(Level 1)	(Level 2)	Inputs (Level 3)

Assets:
Available-for-sale securities	$87,950,000	$68,663,000	$19,287,000	$—

PLUMAS BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
3.	FAIR VALUE MEASUREMENTS (Continued)

Fair Value Measurements at December 31, 2008 Using
Quoted Prices in
		Active Markets for	Significant Other	Significant
		Identical Assets	Observable Inputs	Unobservable
	Total Fair Value	(Level 1)	(Level 2)	Inputs (Level 3)

Assets:
Available-for-sale securities	$25,807,000	$13,450,000	$12,357,000	$—

The fair value of securities available for sale equals quoted market price, if available. If quoted market prices are not available, fair value is determined using quoted market prices for similar securities. There were no changes in the valuation techniques used during 2009 or 2008. Changes in fair market value are recorded in other comprehensive income.

Assets and liabilities measured at fair value on a non-recurring basis are summarized below:

		Fair Value Measurements at December 31, 2009 Using
		Quoted Prices in
		Active Markets for	Significant Other	Significant
		Identical Assets	Observable Inputs	Unobservable Inputs
	Total Fair Value	(Level 1)	(Level 2)	(Level 3)

Assets:
Impaired loans	$9,435,000	$—	$9,435,000	$—
Other real estate	11,204,000	—	11,204,000	—

	$20,639,000	$—	$20,639,000	$—

		Fair Value Measurements at December 31, 2008 Using
		Quoted Prices in
		Active Markets for	Significant Other	Significant
		Identical Assets	Observable Inputs	Unobservable Inputs
	Total Fair Value	(Level 1)	(Level 2)	(Level 3)

Assets:
Impaired loans	$19,125,000	$—	$19,125,000	$—
Other real estate	4,148,000	—	4,148,000	—

	$23,273,000	$—	$23,273,000	$—

PLUMAS BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
3.	FAIR VALUE MEASUREMENTS (Continued)
The following methods were used to estimate the fair value of each class of assets above.

Impaired Loans: The fair value of impaired loans is based on the fair value of the collateral as they are virtually all collateral dependent loans. These loans had a principal balance of $13,716,000 with a related valuation allowance of $4,281,000 at December 31, 2009. There were no changes in the valuation techniques used during 2009. During the year ended December 31, 2009, declines in the collateral values of impaired loans held as of December 31, 2009 were $5.1 million and are reflected as additional specific allocations of the allowance for loan losses and/or partial charge-offs of the impaired loan. During the year ended December 31, 2008, declines in the collateral values of impaired loans held as of December 31, 2008 were $2.8 million and are reflected as additional specific allocations of the allowance for loan losses.

Other Real Estate: The fair value of other real estate is based on property appraisals at the time of transfer and as appropriate thereafter, less estimated costs to sell. Estimated costs to sell other real estate were based on standard market factors. Management periodically reviews other real estate to determine whether the property continues to be carried at the lower of its recorded book value or estimated fair value, net of estimated costs to sell. During the years ended December 31, 2009 and 2008, declines in the collateral values of other real estate during 2009 and 2008 totaled $4.5 million and $0.6 million, respectively and are reflected in the provision for losses on other real estate.

PLUMAS BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
4.	INVESTMENT SECURITIES
The amortized cost and estimated fair value of investment securities at December 31, 2009 and 2008 consisted of the following:
Available-for-Sale

	2009
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

Debt securities:
U.S. Treasury securities	$1,059,000		$(7,000)	$1,052,000
U.S. Government agencies	55,520,000	$420,000	(51,000)	55,889,000
U.S. Government agencies collateralized by mortgage obligations	18,925,000	362,000		19,287,000
Obligations of states and political subdivisions	11,387,000	360,000	(25,000)	11,722,000

	$86,891,000	$1,142,000	$(83,000)	$87,950,000

Net unrealized gains on available-for-sale investment securities totaling $1,059,000 were recorded, net of $437,000 in tax expense, as accumulated other comprehensive income within shareholders’ equity at December 31, 2009. During 2009 we sold one available-for sale security for $86,000, recording a $1,000 gain on sale.

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

Net unrealized gains on available-for-sale investment securities totaling $540,000 were recorded, net of $223,000 in tax expense, as accumulated other comprehensive income within shareholders’ equity at December 31, 2008. There were no sales of available-for-sale investment securities during the years ended December 31, 2008 or 2007.

PLUMAS BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
4.	INVESTMENT SECURITIES (Continued)
Available-for-Sale (Continued)

During 2008 the Bank’s investment securities included a $500,000 corporate debt security issued by Lehman Brothers Holdings Inc., which filed for Chapter 11 bankruptcy on September 15, 2008. Due to the significant decline in the price of this security following the bankruptcy filing, the Bank recorded an other than temporary impairment write down of $415,000. This security was sold during 2009.

Held-to-Maturity

Related to a significant deterioration in creditworthiness, during 2009 we sold five held-to maturity securities for $943,000, recording a $9,000 gain on sale. At December 31, 2009 the Company transferred all of its obligations of states and political subdivisions from held-to-maturity to available-for-sale as it was determined that management no longer had the intent to hold these investments to maturity. At the time of the transfer these securities had an amortized cost of $11,387,000 and a fair value of $11,722,000. There were no sales or transfers of held-to-maturity investment securities during the years ended December 31, 2008 or 2007.

2008
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Debt securities:
Obligations of states and political subdivisions	$12,567,000	$278,000	$(46,000)	$12,799,000

Investment securities with unrealized losses at December 31, 2009 are summarized and classified according to the duration of the loss period as follows:

	Less than 12 Months
	Fair	Unrealized
	Value	Losses

Debt securities:

U.S. Treasury securities	$1,052,000	$7,000
U.S. Government agencies	10,787,000	51,000
Obligations of states and political subdivisions	1,208,000	25,000

	$13,047,000	$83,000

There were no securities in a loss position for more than one year as December 31, 2009.

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

At December 31, 2009, the Company held 121 securities of which 16 were in a loss position. Of the securities in a loss position, all were in a loss position for less than twelve months. Of the 16 securities 1 is a U. S. Treasury, 10 are U.S. government agencies and 5 are obligations of states and political subdivisions. The unrealized losses relate principally to market rate conditions. All of the securities continue to pay as scheduled. When analyzing an issuer’s financial condition, management considers the length of time and extent to which the market value has been less than cost; the historical and implied volatility of the security; the financial condition of the issuer of the security; and the Company’s intent and ability to hold the security to recovery. As of December 31, 2009, management does not have the intent to sell these securities nor does it believe it is more likely than not that it will be required to sell these securities before the recovery of its amortized cost basis. Based on the Company’s evaluation of the above and other relevant factors, the Company does not believe the securities that are in an unrealized loss position as of December 31, 2009 are other than temporarily impaired.

The amortized cost and estimated fair value of investment securities at December 31, 2009 by contractual maturity are shown below. Expected maturities will differ from contractual maturities because the issuers of the securities may have the right to call or prepay obligations with or without call or prepayment penalties.

	Estimated
	Amortized	Fair
	Cost	Value
After one year through five years	$60,178,000	$60,666,000
After five years through ten years	7,788,000	7,997,000

	67,966,000	68,663,000
Investment securities not due at a single maturity date:
Government-guaranteed mortgage-backed securities	18,925,000	19,287,000

	$86,891,000	$87,950,000

Investment securities with amortized costs totaling $72,154,000 and $36,249,000 and estimated fair values totaling $73,254,000 and $37,056,000 at December 31, 2009 and 2008, respectively, were pledged to secure deposits, including public deposits and treasury, tax and loan accounts.

PLUMAS BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
5.	LOANS AND THE ALLOWANCE FOR LOAN LOSSES
Outstanding loans are summarized below:

	December 31,
	2009	2008

Commercial	$37,056,000	$42,528,000
Agricultural	41,722,000	36,020,000
Real estate — mortgage	161,397,000	151,943,000
Real estate — construction and land development	38,061,000	73,820,000
Installment	54,442,000	61,706,000

	332,678,000	366,017,000

Deferred loan costs, net	298,000	279,000
Allowance for loan losses	(9,568,000)	(7,224,000)

	$323,408,000	$359,072,000

Changes in the allowance for loan losses were as follows:

	Year Ended December 31,
	2009	2008	2007

Balance, beginning of year	$7,224,000	$4,211,000	$3,917,000
Provision charged to operations	14,500,000	4,600,000	800,000
Losses charged to allowance	(12,500,000)	(1,783,000)	(786,000)
Recoveries	344,000	196,000	280,000

Balance, end of year	$9,568,000	$7,224,000	$4,211,000

The recorded investment in impaired loans totaled $19,228,000 and $26,444,000 at December 31, 2009 and 2008, respectively. The Company had specific allowances for loan losses of $4,281,000 on impaired loans of $13,716,000 at December 31, 2009 as compared to specific allowances for loan losses of $3,132,000 on impaired loans of $19,125,000 at December 31, 2008. The average recorded investment in impaired loans for the years ended December 31, 2009, 2008 and 2007 was $25,092,000, $5,243,000 and $1,736,000, respectively. The Company recognized $369,000, $74,000 and $118,000 in interest income on a cash basis for impaired loans during the years ended December 31, 2009, 2008 and 2007, respectively.

Included in impaired loans are troubled debt restructurings. A troubled debt restructuring is a formal restructure of a loan where the Company for economic or legal reasons related to the borrower’s financial difficulties, grants a concession to the borrower. The concessions may be granted in various forms, including reduction in the standard interest rate, reduction in the loan balance or accrued interest, and extension of the maturity date.

PLUMAS BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
5.	LOANS AND THE ALLOWANCE FOR LOAN LOSSES (Continued)

At December 31, 2009 and 2008, nonaccrual loans totaled $14,263,000 and $26,444,000, respectively. Interest foregone on nonaccrual loans totaled $568,000, $576,000 and $161,000 for the years ended December 31, 2009, 2008 and 2007, respectively. Loans past due 90 days or more and on accrual status were $28,000 and $297,000 at December 31, 2009 and 2008, respectively.

Salaries and employee benefits totaling $708,000, $868,000 and $753,000 have been deferred as loan origination costs during the years ended December 31, 2009, 2008 and 2007, respectively.

Servicing Assets and Interest-Only Strips Receivable

The Company serviced government guaranteed loans for others totaling $18,512,000, $8,920,000 and 5,300,000 as of December 31, 2009, 2008 and 2007, respectively.

A summary of the related servicing assets and interest-only strips receivable are as follows:

	Year Ended December 31,
Servicing Assets:	2009	2008	2007

Balance at beginning of year	$108,000	$76,000	$69,000
Increase from loan sales	176,000	62,000	24,000
Amortization charged to income	(35,000)	(30,000)	(17,000)

Balance at end of year	$249,000	$108,000	$76,000

Interest-Only Strips Receivable:	2009	2008	2007

Balance at beginning of year	$213,000	$247,000	$238,000
Increase from loan sales		46,000	68,000
Amortization charged to income	(54,000)	(80,000)	(59,000)

Balance at end of year	$159,000	$213,000	$247,000

At December 31, 2009, 2008, and 2007, the Company had interest-only strips of $159,000, $213,000, and $247,000, respectively, which approximates fair value. There were no significant gains or losses recognized on the interest-only strips for the years ended December 31, 2009, 2008 and 2007.

PLUMAS BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
6.	PREMISES AND EQUIPMENT
Premises and equipment consisted of the following:

	December 31,
	2009	2008

Land	$2,377,000	$2,397,000
Premises	14,220,000	14,220,000
Furniture, equipment and leasehold improvements	10,108,000	9,912,000

	26,705,000	26,529,000
Less accumulated depreciation and amortization	(12,161,000)	(10,765,000)

	$14,544,000	$15,764,000

Depreciation and amortization included in occupancy and equipment expense totaled $1,756,000, $1,769,000 and $1,897,000 for the years ended December 31, 2009, 2008 and 2007, respectively.
7.	DEPOSITS
Interest-bearing deposits consisted of the following:

	December 31,
	2009	2008

Interest-bearing demand deposits	$106,083,000	$72,589,000
Money market	44,239,000	39,225,000
Savings	48,304,000	48,604,000
Time, $100,000 or more	55,003,000	36,179,000
Other time	67,668,000	62,113,000

	$321,297,000	$258,710,000

PLUMAS BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
7.	DEPOSITS (Continued)

At December 31, 2009, the scheduled maturities of time deposits were as follows:

Year Ending December 31,
2010	$75,549,000
2011	42,916,000
2012	2,903,000
2013	757,000
2014	515,000
Thereafter	31,000

$122,671,000

At December 31, 2009, the contractual maturities of time deposits with a denomination of $100,000 and over were as follows: $13,031,000 in 3 months or less, $7,729,000 over 3 months through 6 months, $9,881,000 over 6 months through 12 months, and $24,362,000 over 12 months.

Deposit overdrafts reclassified as loan balances were $328,000 and $484,000 at December 31, 2009 and 2008, respectively.
8.	BORROWING ARRANGEMENTS

The Company has a secured short-term borrowing arrangement with one of its correspondent banks in the amount of $5,000,000. No borrowings were outstanding under this arrangement at December 31, 2009 or 2008. In addition, the Company has the ability to secure advances through the Federal Reserve Bank of San Francisco discount window. These advances also must be collateralized.

The Company is a member of the FHLB and can borrow up to $82,056,000 from the FHLB secured by commercial and residential mortgage loans with carrying values totaling $231,492,000. The Company is required to hold FHLB stock as a condition of membership. At December 31, 2009, the Company held $1,933,000 of FHLB stock which is recorded as a component of other assets. At this level of stock holdings the Company can borrow up to $41,132,000. Total borrowings at December 31, 2009 from the FHLB were $40,000,000 consisting of both short-term and long-term FHLB advances. To borrow the $82,056,000 in available credit the Company would need to purchase $1,924,000 in additional FHLB stock.

Short-term borrowings at December 31, 2009 consisted of a $20,000,000 FHLB advance at 0.47% which matured and was repaid on January 19, 2010. At December 31, 2008 short-term borrowings consisted of a one day $34,000,000 FHLB advance with an interest rate of 0.05%.

PLUMAS BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
8.	BORROWING ARRANGEMENTS (Continued)

Long-term borrowings at December 31, 2009 consisted of two $10,000,000 FHLB advances. The first advance matures on November 23, 2011 and bears interest at 1.00%. The second advance matures on November 23, 2012 and bears interest at 1.60%. Interest rates on both advances are fixed until maturity.

9.	JUNIOR SUBORDINATED DEFERRABLE INTEREST DEBENTURES

Plumas Statutory Trust I and II are Connecticut business trusts formed by the Company with capital of $247,000 and $140,000, respectively, for the sole purpose of issuing trust preferred securities fully and unconditionally guaranteed by the Company. Under applicable regulatory guidance, the amount of trust preferred securities that is eligible as Tier 1 capital is limited to twenty-five percent of the Company’s Tier 1 capital, as defined, on a pro forma basis. At December 31, 2009, all of the trust preferred securities that have been issued qualify as Tier 1 capital.

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

Trust I’s Subordinated Debentures mature on September 26, 2032, bear a current interest rate of 3.65% (based on 3-month LIBOR plus 3.40%), with repricing and payments due quarterly. Trust II’s Subordinated Debentures mature on September 28, 2035, bear a current interest rate of 1.73% (based on 3-month LIBOR plus 1.48%), with repricing and payments due quarterly. The Subordinated Debentures are redeemable by the Company, subject to receipt by the Company of prior approval from the Federal Reserve Board of Governors, on any quarterly anniversary date on or after the 5-year anniversary date of the issuance. The redemption price is par plus accrued and unpaid interest, except in the case of redemption under a special event which is defined in the debenture. The Trust Preferred Securities are subject to mandatory redemption to the extent of any early redemption of the Subordinated Debentures and upon maturity of the Subordinated Debentures on September 26, 2032 for Trust I and September 28, 2035 for Trust II.

Holders of the Trust Preferred Securities are entitled to a cumulative cash distribution on the liquidation amount of $1,000 per security. The interest rate of the Trust Preferred Securities issued by Trust I adjust on each quarterly anniversary date to equal the 3-month LIBOR plus 3.40%. The Trust Preferred Securities issued by Trust II adjust on each quarterly anniversary date to equal the 3-month LIBOR plus 1.48%. Both Trusts I and II have the option to defer payment of the distributions for a period of up to five

PLUMAS BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
9.	JUNIOR SUBORDINATED DEFERRABLE INTEREST DEBENTURES (Continued)

years, as long as the Company is not in default on the payment of interest on the Subordinated Debentures. The Trust Preferred Securities were sold and issued in private transactions pursuant to an exemption from registration under the Securities Act of 1933, as amended. The Company has guaranteed, on a subordinated basis, distributions and other payments due on the Trust Preferred Securities.

Interest expense recognized by the Company for the years ended December 31, 2009, 2008 and 2007 related to the subordinated debentures was $371,000, $623,000 and $835,000, respectively.
10.	COMMITMENTS AND CONTINGENCIES
Leases
The Company has commitments for leasing premises under the terms of noncancelable operating leases expiring from 2010 to 2018. Future minimum lease payments are as follows:

Year Ending December 31,
2010	$265,000
2011	234,000
2012	234,000
2013	158,000
2014	143,000
Thereafter	465,000

$1,499,000

Rental expense included in occupancy and equipment expense totaled $317,000, $347,000 and $209,000 for the years ended December 31, 2009, 2008 and 2007, respectively.
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

PLUMAS BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
10.	COMMITMENTS AND CONTINGENCIES (Continued)
The following financial instruments represent off-balance-sheet credit risk:

	December 31,
	2009	2008

Commitments to extend credit	$67,258,000	$78,787,000
Letters of credit	$304,000	$534,000

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

Letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loans to customers. The fair value of the liability related to these letters of credit, which represents the fees received for issuing the guarantees, was not significant at December 31, 2009 and 2008. The Company recognizes these fees as revenues over the term of the commitment or when the commitment is used.

At December 31, 2009, consumer loan commitments represent approximately 15% of total commitments and are generally unsecured. Commercial and agricultural loan commitments represent approximately 34% of total commitments and are generally secured by various assets of the borrower. Real estate loan commitments, including consumer home equity lines of credit, represent the remaining 51% of total commitments and are generally secured by property with a loan-to-value ratio not to exceed 80%. In addition, the majority of the Company’s commitments have variable interest rates.

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

Dividends from the Bank to the Company are restricted under California law to the lesser of the Bank’s retained earnings or the Bank’s net income for the latest three fiscal years, less dividends previously declared during that period, or, with the approval of the Department of Financial Institutions (“DFI”), to the greater of the retained earnings of the Bank, the net income of the Bank for its last fiscal year, or the net income of the Bank for its current fiscal year. As of December 31, 2009, the bank was restricted, without prior approval from the DFI, from paying cash dividends to the Company under this restriction. In addition the Company’s ability to pay dividends is subject to certain covenants contained in the indentures relating to the Trust Preferred Securities issued by the business trusts (see Note 9).

As describe below, dividends on common stock are also limited related to the Company’s participation in the Capital Purchase Program.

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

The Warrant has a 10-year term and is exercisable, with an exercise price, subject to antidilution adjustments, equal to $7.54 per share of the Common Stock. Treasury has agreed not to exercise voting power with respect to any shares of Common Stock issued upon exercise of the Warrant.

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
Preferred Stock (Continued)

The Company allocated the proceeds received on January 30, 2009 between the Series A Preferred Stock and the Warrant based on the estimated relative fair value of each. The fair value of the Warrant was estimated based on a Black-Scholes-Merton model and totaled $320,000. The discount recorded on the Series A Preferred Stock was based on a discount rate of 12% and will be amortized by the level-yield method over 5 years. Discount accretion for the year ended December 31, 2009 totaled $79,000.

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

	For the Year Ended December 31,
(In thousands, except per share data)	2009	2008	2007
Net Income (loss):
Net income (loss)	$(9,146)	$304	$4,223
Dividends accrued and discount accreted on preferred shares	(628)	—	—

Net income (loss) available to common shareholders	$(9,774)	$304	$4,223

Earnings (loss) Per Share:
Basic earnings (loss) per share	$(2.05)	$0.06	$0.85
Diluted earnings (loss) per share	$(2.05)	$0.06	$0.84
Weighted Average Number of Shares Outstanding:
Basic shares	4,776	4,817	4,963
Diluted shares	4,776	4,835	5,005
Included in diluted shares were dilutive stock options totaling 18,022 and 41,957 for the years ended December 31, 2008 and 2007, respectively.

Shares of common stock issuable under stock options for which the exercise prices were greater than the average market prices were not included in the computation of diluted earnings per share due to their antidilutive effect. When a net loss occurs, no difference in earnings per share is calculated because the conversion of potential common stock is anti-dilutive. Stock options not included in the computation of diluted earnings per share, due to their antidilutive effect, were 394,000 and 215,000 for the years ended December 31, 2008 and 2007, respectively.

PLUMAS BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
11.	SHAREHOLDERS’ EQUITY (Continued)
Stock Options

In 2001 and 1991, the Company established Stock Option Plans for which 873,185 shares of common stock remain reserved for issuance to employees and directors and 469,219 shares are available for future grants under incentive and nonstatutory agreements as of December 31, 2009. The Plans require that the option price may not be less than the fair market value of the stock at the date the option is granted, and that the stock must be paid in full at the time the option is exercised. Payment in full for the option price must be made in cash or with Company common stock previously acquired by the optionee and held by the optionee for a period of at least six months. The Plans do not provide for the settlement of awards in cash and new shares are issued upon option exercise. The options expire on dates determined by the Board of Directors, but not later than ten years from the date of grant. Upon grant, options vest ratably over a three to five year period. A summary of the combined activity within the Plans follows:

			Weighted
		Weighted	Average
		Average	Remaining
		Exercise	Contractual
	Shares	Price	Term	Intrinsic Value

Options outstanding at January 1, 2007	290,914	$11.62
Options granted	155,700	16.37
Options exercised	(19,292)	7.47
Options cancelled	(31,550)	15.69

Options outstanding at December 31, 2007	395,772	$13.37
Options granted	90,300	12.40
Options exercised	(12,476)	5.38
Options cancelled	(6,640)	14.30

Options outstanding at December 31, 2008	466,956	$13.38
Options exercised	(1,000)	5.43
Options cancelled	(61,990)	12.38

Options outstanding at December 31, 2009	403,966	$13.56	4.7	$—

Options exercisable at December 31, 2009	270,797	$13.11	4.3	$—
Expected to vest after December 31, 2009	115,996	$14.47	5.7	$—

As of December 31, 2009, there was $297,000 of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the 2001 Plan. That cost is expected to be recognized over a weighted average period of 1.5 years.

The total fair value of options vested was $237,000 for the year ended December 31, 2009.The total intrinsic value of options at time of exercise was $1,000, $56,000 and $132,000 for the years ended December 31, 2009, 2008, and 2007, respectively.

Cash received from option exercise for the years ended December 31, 2009, 2008, and 2007, was $5,000, $68,000 and $73,000, respectively. There was no tax benefit realized for the tax deduction from options exercised in 2009 or 2008. The tax benefit realized for the tax deductions from option exercise totaled $9,000 for the year ended December 31, 2007.

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

Management believes that the Company and the Bank met all their capital adequacy requirements as of December 31, 2009 and 2008.

PLUMAS BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
11.	SHAREHOLDERS’ EQUITY (Continued)
Regulatory Capital (Continued)

	December 31,
	2009		2008
	Amount	Ratio	Amount	Ratio
Leverage Ratio

Plumas Bancorp and Subsidiary	$40,564,000	7.9%	$43,885,000	9.8%
Minimum regulatory requirement	$20,652,000	4.0%	$17,907,000	4.0%

Plumas Bank	$38,172,000	7.4%	$43,372,000	9.7%
Minimum requirement for “Well- Capitalized” institution under the prompt corrective action plan	$25,848,000	5.0%	$22,365,000	5.0%
Minimum regulatory requirement	$20,678,000	4.0%	$17,892,000	4.0%

Tier 1 Risk-Based Capital Ratio

Plumas Bancorp and Subsidiary	$40,564,000	10.4%	$43,885,000	11.0%
Minimum regulatory requirement	$15,641,000	4.0%	$16,021,000	4.0%

Plumas Bank	$38,172,000	9.8%	$43,372,000	10.8%
Minimum requirement for “Well- Capitalized” institution under the prompt corrective action plan	$23,433,000	6.0%	$23,996,000	6.0%
Minimum regulatory requirement	$15,622,000	4.0%	$15,997,000	4.0%

Total Risk-Based Capital Ratio

Plumas Bancorp and Subsidiary	$45,512,000	11.6%	$48,919,000	12.2%
Minimum regulatory requirement	$31,281,000	8.0%	$32,042,000	8.0%

Plumas Bank	$43,113,000	11.0%	$48,399,000	12.1%
Minimum requirement for “Well- Capitalized” institution under the prompt corrective action plan	$39,056,000	10.0%	$39,994,000	10.0%
Minimum regulatory requirement	$31,244,000	8.0%	$31,995,000	8.0%
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
Share Repurchase Plan (Continued)

On December 20, 2007 the Company announced that for 2008 the Board of Directors authorized a common stock repurchase plan for up to 244,000 shares, or 5% of the Company’s shares outstanding on December 20, 2007. The repurchase plan was authorized through December 31, 2008. During 2008 the Company repurchased 106,267 shares at an average price of $11.45 for a total cost of $1,217,000. The Board of Directors did not reauthorize the repurchase plan in 2009.

12.	OTHER EXPENSES
Other expenses consisted of the following:

	Year Ended December 31,
	2009	2008	2007

FDIC Insurance	$1,125,000	$258,000	$48,000
Outside service fees	892,000	735,000	671,000
Professional fees	789,000	688,000	738,000
Loan collection expenses	399,000	205,000	154,000
Telephone and data communications	392,000	400,000	362,000
OREO expenses	370,000	175,000	38,000
Business development	333,000	467,000	530,000
Advertising and promotion	327,000	448,000	520,000
Director compensation and retirement	293,000	323,000	349,000
Armored car and courier	281,000	289,000	279,000
Postage	207,000	208,000	242,000
Stationery and supplies	183,000	236,000	278,000
Core deposit intangible amortization	173,000	216,000	301,000
Loss on sale of other real estate	158,000
Insurance	142,000	235,000	177,000
Other operating expenses	677,000	252,000	232,000

	$6,741,000	$5,135,000	$4,919,000

13.	INCOME TAXES
The (benefit from) provision for income taxes for the years ended December 31, 2009, 2008 and 2007 consisted of the following:

	Federal	State	Total
2009

Current	$(2,803,000)	$(120,000)	$(2,923,000)
Deferred	(2,122,000)	(1,730,000)	(3,852,000)

Benefit from income taxes	$(4,925,000)	$(1,850,000)	$(6,775,000)

PLUMAS BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
13.	INCOME TAXES (Continued)

	Federal	State	Total
2008

Current	$788,000	$459,000	$1,247,000
Deferred	(1,002,000)	(457,000)	(1,459,000)

(Benefit from) provision for income taxes	$(214,000)	$2,000	$(212,000)

	Federal	State	Total
2007
Current	$2,374,000	$915,000	$3,289,000
Deferred	(587,000)	(200,000)	(787,000)

Provision for income taxes	$1,787,000	$715,000	$2,502,000

Deferred tax assets (liabilities) consisted of the following:

	December 31,
	2009	2008
Deferred tax assets:

Allowance for loan losses	$2,838,000	$2,635,000
NOL carryovers	1,353,000
Deferred compensation	1,588,000	1,572,000
Core deposit premium	266,000	278,000
OREO valuation allowance	2,066,000	254,000
Future benefit for state income tax deduction		145,000
Other	427,000	84,000

Total deferred tax assets	8,538,000	4,968,000

Deferred tax liabilities:

Prepaid costs	(95,000)	(107,000)
Deferred loan costs	(782,000)	(866,000)
Premises and equipment	(135,000)	(319,000)
Unrealized gain on available-for-sale investment securities	(436,000)	(223,000)
Other	(174,000)	(174,000)

Total deferred tax liabilities	(1,622,000)	(1,689,000)

Net deferred tax assets	$6,916,000	$3,279,000

PLUMAS BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
13.	INCOME TAXES (Continued)
Deferred tax assets and liabilities are recognized for the tax consequences of temporary differences between the reported amount of assets and liabilities and their tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The determination of the amount of deferred income tax assets which are more likely than not to be realized is primarily dependent on projections of future earnings, which are subject to uncertainty and estimates that may change given economic conditions and other factors. The realization of deferred income tax assets is assessed and a valuation allowance is recorded if it is “more likely than not” that all or a portion of the deferred tax asset will not be realized. “More likely than not” is defined as greater than a 50% chance. All available evidence, both positive and negative is considered to determine whether, based on the weight of that evidence, a valuation allowance is needed.
As part of its analysis, the Company considered the following positive evidence:
•
The Company’s 2009 net loss was largely attributable to losses on its Construction and Land Development portfolio that represented approximately 80% of net charge-offs during the year ended December 31, 2009. This portfolio has significantly decreased during the current year and the Company is not growing the portfolio.

•
The Company’s 2009 net loss was also attributable to large write-downs in Construction and Land Development real estate owned which represented the majority of its provision for losses on other real estate during 2009. Given that the Construction and Land Development REO is valued significantly below the original appraised value as of December 31, 2009, management does not anticipate significant additional declines in future periods.

•	The Company has a long history of earnings profitability.

•	The Company is projecting future taxable and book income will be generated by operations.

•	The size of loan credits in the Company’s pipeline of potential problem loans has significantly decreased.
As part of its analysis, the Company considered the following negative evidence:
•	The Company recorded a large net loss in 2009 and is in a cumulative loss position for the current and preceding two years.

•	The Company did not meet its financial projections in 2009 or 2008.
Based upon our analysis of available evidence, we have determined that it is “more likely than not” that all of our deferred income tax assets as of December 31, 2009 and 2008 will be fully realized and therefore no valuation allowance was recorded. On the consolidated balance sheet, net deferred tax assets are included in accrued interest receivable and other assets.

PLUMAS BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
13.	INCOME TAXES (Continued)
The provision for income taxes differs from amounts computed by applying the statutory Federal income tax rate to operating income before income taxes. The significant items comprising these differences consisted of the following:

	2009	2008	2007

Federal income tax, at statutory rate	34.0%	34.0%	34.0%
State franchise tax, net of Federal tax effect	7.0%	1.7%	7.0%
Interest on obligations of states and political subdivisions	1.3%	(256.3)%	(3.2)%
Net increase in cash surrender value of bank owned life insurance	0.8%	(125.1)%	(1.7)%
Other	(0.5)%	114.7%	1.1%

Effective tax rate	42.6%	(231.0)%	37.2%

The Company and its subsidiary file income tax returns in the U.S. federal and California jurisdictions. The Company conducts all of its business activities in the States of California and Nevada. There are currently no pending U.S. federal, state, and local income tax or non-U.S. income tax examinations by tax authorities.
With few exceptions, the Company is no longer subject to tax examinations by U.S. Federal taxing authorities for years ended before December 31, 2006, and by state and local taxing authorities for years ended before December 31, 2005.
The unrecognized tax benefits and changes therein and the interest and penalties accrued by the Company as of December 31, 2009 were not significant.
14.	RELATED PARTY TRANSACTIONS
During the normal course of business, the Company enters into transactions with related parties, including executive officers and directors. These transactions include borrowings with substantially the same terms, including rates and collateral, as loans to unrelated parties. The following is a summary of the aggregate activity involving related party borrowers during 2009:

Balance, January 1, 2009	$1,384,000
Disbursements	8,000
Amounts repaid	(22,000)

Balance, December 31, 2009	$1,370,000

Undisbursed commitments to related parties, December 31, 2009	$255,000

PLUMAS BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
15.	EMPLOYEE BENEFIT PLANS
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
During the years ended December 31, 2009, 2008 and 2007, the Company’s contribution totaled $213,000, $206,000 and $205,000, respectively.
Salary Continuation and Retirement Agreements
Salary continuation and retirement agreements are in place for five key executives and members of the Board of Directors. Under these agreements, the directors and executives will receive monthly payments for twelve to fifteen years, respectively, after retirement. The estimated present value of these future benefits is accrued over the period from the effective dates of the agreements until the participants’ expected retirement dates based on a discount rate of 6.00%. The expense recognized under these plans for the years ended December 31, 2009, 2008 and 2007 totaled $330,000, $238,000 and $580,000, respectively. Accrued compensation payable under the salary continuation plan totaled $3,483,000 and $3,357,000 at December 31, 2009 and 2008, respectively. On January 1, 2008 the Company adopted EITF 06-4, Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsed Split-Dollar Life Insurance Arrangements and recorded a liability of $420,000 for the future benefits or premiums to be provided to the participants with a corresponding reduction as a cumulative-effect adjustment to retained earnings.
In connection with these agreements, the Bank purchased single premium life insurance policies with cash surrender values totaling $10,111,000 and $9,766,000 at December 31, 2009 and 2008, respectively. Income earned on these policies, net of expenses, totaled $345,000, $338,000 and $335,000 for the years ended December 31, 2009, 2008 and 2007, respectively. Additionally, in December 2007 the Company recorded a gain of $63,000 related to death benefits on a former director. Income earned on these policies is not subject to Federal and State income tax.

PLUMAS BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
16.	COMPREHENSIVE INCOME (LOSS)
Comprehensive income (loss) is reported in addition to net income for all periods presented. Comprehensive income (loss) is a more inclusive financial reporting methodology that includes disclosure of other comprehensive income (loss) that historically has not been recognized in the calculation of net income. The unrealized gains and losses on the Company’s available-for-sale investment securities are included in other comprehensive income (loss). Total comprehensive income (loss) and the components of accumulated other comprehensive income (loss) are presented in the consolidated statement of changes in shareholders’ equity.
At December 31, 2009, 2008 and 2007, the Company held securities classified as available-for-sale which had unrealized gains as follows:

		Tax
	Before	Benefit	After
	Tax	(Expense)	Tax
For the Year Ended December 31, 2009
Total other comprehensive loss:

Unrealized gains on securities transferred from held-to-maturity to available for-sale	$335,000	$(138,000)	$197,000
Unrealized holding gains	184,000	(75,000)	109,000
Reclassification adjustment for gains included in net loss	(1,000)	—	(1,000)

Total other comprehensive income	$518,000	$(213,000)	$305,000

For the Year Ended December 31, 2008
Total other comprehensive income:

Unrealized holding gains	$1,138,000	$(470,000)	$668,000
Reclassification adjustment for impairment loss included in net income	(415,000)	171,000	(244,000)

Total other comprehensive income	$723,000	$(299,000)	$424,000

For the Year Ended December 31, 2007
Total other comprehensive income:

Unrealized holding gains	$996,000	$(411,000)	$585,000

PLUMAS BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
17.	INTANGIBLE ASSETS
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
At December 31, 2009, 2008 and 2007, no impairment of the intangible asset has been recognized in the consolidated financial statements. Amortization expense totaled $173,000, $216,000 and $301,000 for the years ended December 31, 2009, 2008 and 2007, respectively.
The gross carrying amount of intangible assets and accumulated amortization was:

	December 31, 2009		December 31, 2008
	Gross Carrying	Accumulated	Gross Carrying	Accumulated
	Amount	Amortization	Amount	Amortization
Core Deposit Intangibles	$1,709,000	$1,061,000	$1,709,000	$888,000
The estimated remaining intangible amortization is as follows:

Year Ending
December 31,
2010	$173,000
2011	173,000
2012	173,000
2013	129,000

$648,000

PLUMAS BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
18.	PARENT ONLY CONDENSED FINANCIAL STATEMENTS
CONDENSED BALANCE SHEET
December 31, 2009 and 2008

	2009	2008

ASSETS

Cash and cash equivalents	$3,710,000	$662,000
Investment in bank subsidiary	44,734,000	44,672,000
Other assets	452,000	576,000

Total assets	$48,896,000	$45,910,000

LIABILITIES AND SHAREHOLDERS’ EQUITY

Other liabilities	$355,000	$163,000
Junior subordinated deferrable interest debentures	10,310,000	10,310,000

Total liabilities	10,665,000	10,473,000

Shareholders’ equity:
Preferred stock	11,595,000	—
Common stock	5,970,000	5,302,000
Retained earnings	20,044,000	29,818,000
Accumulated other comprehensive income	622,000	317,000

Total shareholders’ equity	38,231,000	35,437,000

Total liabilities and shareholders’ equity	$48,896,000	$45,910,000

CONDENSED STATEMENT OF INCOME
For the Years Ended December 31, 2009, 2008 and 2007

	2009	2008	2007

Income:
Dividends declared by bank subsidiary	$—	$3,000,000	$4,300,000
Earnings from investment in Plumas Statutory Trusts I and II	11,000	19,000	18,000

Total income	11,000	3,019,000	4,318,000

Expenses:
Interest on junior subordinated deferrable interest debentures	371,000	623,000	835,000
Other expenses	808,000	730,000	765,000

Total expenses	1,179,000	1,353,000	1,600,000

Income (loss) before equity in undistributed income of subsidiary	(1,168,000)	1,666,000	2,718,000

Equity in undistributed income (loss) of subsidiary	(8,452,000)	(1,911,000)	896,000

Income (loss) before income taxes	(9,620,000)	(245,000)	3,614,000

Income tax benefit	474,000	549,000	609,000

Net income (loss)	$(9,146,000)	$304,000	$4,223,000

PLUMAS BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
18.	PARENT ONLY CONDENSED FINANCIAL STATEMENTS (Continued)
CONDENSED STATEMENT OF CASH FLOWS
For the Years Ended December 31, 2009, 2008 and 2007

	2009	2008	2007

Cash flows from operating activities:
Net income (loss)	$(9,146,000)	$304,000	$4,223,000
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Undistributed loss (income) of subsidiary	8,452,000	1,911,000	(896,000)
Excess tax benefits from stock-based compensation			(9,000)
Stock-based compensation expense	47,000	58,000	164,000
Decrease (increase) in other assets	124,000	(35,000)	118,000
Increase in other liabilities	115,000	28,000	50,000

Net cash (used in) provided by operating activities	(408,000)	2,266,000	3,650,000

Cash flows from investing activities:
Investment in bank subsidiary	(8,000,000)

Net cash used in investing activities	(8,000,000)	—	—

Cash flows from financing activities:
Payment of cash dividends on common stock		(1,153,000)	(1,491,000)
Payment of cash dividends on preferred stock	(473,000)
Issuance of preferred stock, net of discount	11,517,000
Issuance of common stock warrant	407,000
Proceeds from the exercise of stock options	5,000	68,000	73,000
Excess tax benefits from stock-based compensation			9,000
Repurchase and retirement of common stock		(1,217,000)	(2,400,000)

Net cash provided by (used in) financing activities	11,456,000	(2,302,000)	(3,809,000)

Increase (decrease) in cash and cash equivalents	3,048,000	(36,000)	(159,000)

Cash and cash equivalents at beginning of year	662,000	698,000	857,000

Cash and cash equivalents at end of year	$3,710,000	$662,000	$698,000

Non-cash investing activities:
Net change in unrealized gain/loss on investment securities available-for-sale	$305,000	$424,000	$585,000
Non-cash financing activities:
Common stock retired in connection with the exercise of stock options			$70,000
Tax benefit from stock options exercised			$9,000

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.

ITEM 9A(T).	CONTROLS AND PROCEDURES
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
Management, including the undersigned Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of our internal control over financial reporting presented in conformity with accounting principles generally accepted in the United States of America as of December 31, 2009. In conducting its assessment, management used the criteria issued by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control — Integrated Framework. Based on this assessment, management concluded that, as of December 31, 2009, our internal control over financial reporting was effective based on those criteria.
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
Dated March 19, 2010

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

21.01	Plumas Bank — California.

21.02	Plumas Statutory Trust I — Connecticut.

21.03	Plumas Statutory Trust II — Connecticut.

23	Independent Registered Public Accountant’s Consent letter dated March 19, 2010

31.1	Rule 13a-14(a) [Section 302] Certification of Principal Financial Officer dated March 19, 2010

31.2	Rule 13a-14(a) [Section 302] Certification of Principal Executive Officer dated March 19, 2010

32.1	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 dated March 19, 2010.

32.2	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 dated March 19, 2010.

99.1	Certification of Chief Executive Officer pursuant to Section 111(b)(4) of the Emergency Economic Stabilization Act of 2008 dated March 19, 2010.

99.2	Certification of Chief Financial Officer pursuant to Section 111(b)(4) of the Emergency Economic Stabilization Act of 2008 dated March 19, 2010.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PLUMAS BANCORP
(Registrant)

Date: March 19, 2010

/s/ D. N. BIDDLE
Douglas N. Biddle
President/Chief Executive Officer

/s/ ANDREW RYBACK
Andrew J. Ryback
Executive Vice President/Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

/s/ DANIEL E. WEST Daniel E. West, Director and Chairman of the Board	Dated: March 19, 2010

/s/ TERRANCE J. REESON Terrance J. Reeson, Director and Vice Chairman of the Board	Dated: March 19, 2010

/s/ D. N. BIDDLE Douglas N. Biddle, Director	Dated: March 19, 2010

/s/ ALVIN G. BLICKENSTAFF Alvin G. Blickenstaff, Director	Dated: March 19, 2010

/s/ W. E. ELLIOTT William E. Elliott, Director	Dated: March 19, 2010

/s/ GERALD W. FLETCHER Gerald W. Fletcher, Director	Dated: March 19, 2010

/s/ JOHN FLOURNOY John Flournoy, Director	Dated: March 19, 2010

/s/ ARTHUR C. GROHS Arthur C. Grohs, Director	Dated: March 19, 2010

/s/ ROBERT J. MCCLINTOCK Robert J. McClintock, Director	Dated: March 19, 2010