Form 10-Q
period 2010-03-31
PLUMAS BANCORP
filed 2010-04-28
CIK 1168455

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED March 31, 2010

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
Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of April 26, 2010. 4,776,339 shares

PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
PLUMAS BANCORP
CONDENSED CONSOLIDATED BALANCE SHEET
(Unaudited)
(In thousands, except share data)

	March 31,	December 31,
	2010	2009

Assets
Cash and cash equivalents	$68,911	$59,493
Investment securities	65,513	87,950
Loans, less allowance for loan losses of $8,266 at March 31, 2010 and $9,568 at December 31, 2009	318,361	323,408
Premises and equipment, net	15,257	14,544
Intangible assets, net	605	648
Bank owned life insurance	10,197	10,111
Real estate and vehicles acquired through foreclosure	10,976	11,269
Accrued interest receivable and other assets	19,824	20,694

Total assets	$509,644	$528,117

Liabilities and Shareholders’ Equity

Deposits:
Non-interest bearing	$106,099	$111,958
Interest bearing	325,892	321,297

Total deposits	431,991	433,255
Short-term borrowings	—	20,000
Long-term debt	20,000	20,000
Accrued interest payable and other liabilities	9,389	6,321
Junior subordinated deferrable interest debentures	10,310	10,310

Total liabilities	471,690	489,886

Commitments and contingencies (Note 5)	—	—

Shareholders’ equity:
Serial preferred stock, no par value; 10,000,000 shares authorized; 11,949 issued and outstanding at March 31, 2010 and December 31, 2009	11,617	11,595
Common stock, no par value; 22,500,000 shares authorized; issued and outstanding — 4,776,339 shares at March 31, 2010 and December 31, 2009	5,898	5,970
Retained earnings	20,007	20,044
Accumulated other comprehensive income	432	622

Total shareholders’ equity	37,954	38,231

Total liabilities and shareholders’ equity	$509,644	$528,117

See notes to unaudited condensed consolidated financial statements.

PLUMAS BANCORP
CONDENSED CONSOLIDATED STATEMENT OF INCOME
(Unaudited)
(In thousands, except per share data)

	For the Three Months
	Ended March 31,
	2010	2009
Interest Income:
Interest and fees on loans	$4,769	$5,102
Interest on investment securities:
Taxable	507	334
Exempt from Federal income taxes	107	119
Other	5	—

Total interest income	5,388	5,555

Interest Expense:
Interest on deposits	788	764
Interest on borrowings	69	17
Interest on junior subordinated deferrable interest debentures	74	110
Other	1	3

Total interest expense	932	894

Net interest income before provision for loan losses	4,456	4,661
Provision for Loan Losses	1,500	2,900

Net interest income after provision for loan losses	2,956	1,761
Non-Interest Income:
Service charges	898	906
Gain on sale of investments	570	—
Earnings on Bank owned life insurance policies	109	107
Other	210	217

Total non-interest income	1,787	1,230

Non-Interest Expenses:
Salaries and employee benefits	2,549	2,881
Occupancy and equipment	713	997
Provision for losses on other real estate	—	141
Other	1,448	1,286

Total non-interest expenses	4,710	5,305

Income (loss) before provision for income taxes	33	(2,314)
Benefit for Income Taxes	(101)	(1,037)

Net income (loss)	$134	$(1,277)

Preferred Stock Dividends and Discount Accretion	(171)	(116)

Net (loss) available to common shareholders	$(37)	$(1,393)

Basic (loss) per share	$(0.01)	$(0.29)

Diluted (loss) per share	$(0.01)	$(0.29)

See notes to unaudited condensed consolidated financial statements.

PLUMAS BANCORP
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited)
(In thousands)

	For the Three Months
	Ended March 31,
	2010	2009
Cash Flows from Operating Activities:
Net income (loss)	$134	$(1,277)
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	1,500	2,900
Change in deferred loan origination costs/fees, net	(45)	41
Depreciation and amortization	442	506
Stock-based compensation expense	(72)	66
Amortization of investment security premiums	159	20
Accretion of investment security discounts	(58)	(11)
Net loss on sale of other real estate	19	34
Gain on sale of investments	(570)	—
Gain on sale of loans held for sale	—	(10)
Loans originated for sale	(3,271)	(765)
Proceeds from secured borrowing	3,446	—
Proceeds from loan sales	—	438
Provision for losses on other real estate	—	141
Net (gain) loss on sale of other vehicles owned	(3)	30
Earnings on bank-owned life insurance policies	(86)	(85)
Decrease (increase) in accrued interest receivable and other assets	945	(1,174)
(Decrease) in accrued interest payable and other liabilities	(423)	(639)

Net cash provided by operating activities	2,117	215

Cash Flows from Investing Activities:
Proceeds from matured and called available-for-sale investment securities	7,245	4,000
Proceeds from principal repayments from available-for-sale government-guaranteed mortgage-backed securities	1,897	1,056
Purchases of available-for-sale securities	(1,100)	(27,212)
Proceeds from sale of available-for-sale securities	14,540	—
Net decrease in loans	5,716	4,523
Proceeds from sale of other real estate	1,436	680
Proceeds from sale of other vehicles	34	119
Purchase of premises and equipment	(1,053)	(12)

Net cash provided by (used in) investing activities	28,715	(16,846)

Continued on next page.

PLUMAS BANCORP
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited)
(In thousands)
(Continued)

	For the Three Months
	Ended March 31,
	2010	2009
Cash Flows from Financing Activities:
Net (decrease) increase in demand, interest bearing and savings deposits	$(8,042)	$12,510
Net increase in time deposits	6,778	1,708
Net decrease in short-term borrowings	(20,000)	(3,000)
Net proceeds from exercise of stock options	—	5
Issuance of preferred stock, net of discount	—	11,517
Issuance of common stock warrant	—	407
Payment of cash dividends on preferred stock	(150)	—

Net cash (used in) provided by financing activities	(21,414)	23,147

Increase in cash and cash equivalents	9,418	6,516
Cash and Cash Equivalents at Beginning of Year	59,493	18,791

Cash and Cash Equivalents at End of Period	$68,911	$25,307

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:
Interest expense	$897	$932
Income taxes	$—	$—

Non-Cash Investing Activities:
Real estate and vehicles acquired through foreclosure	$1,148	$177
Net change in unrealized gain/loss on available-for-sale securities	$(190)	$109
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
The Bank operates eleven branches in California, including branches in Alturas, Chester, Fall River Mills, Greenville, Kings Beach, Portola, Quincy, Redding, Susanville, Tahoe City, and Truckee. In addition to its branch network, the Bank operates a commercial lending administrative office in Reno, Nevada and a lending office specializing in government-guaranteed lending in Auburn, California. The Bank’s primary source of revenue is generated from providing loans to customers who are predominately small and middle market businesses and individuals residing in the surrounding areas.
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
2. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
The condensed consolidated financial statements include the accounts of the Company and the accounts of its wholly-owned subsidiary, Plumas Bank. Plumas Statutory Trust I and Plumas Statutory Trust II are not consolidated into the Company’s consolidated financial statements and, accordingly, are accounted for under the equity method. In the opinion of management, the unaudited condensed consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the Company’s financial position at March 31, 2010 and the results of its operations and its cash flows for the three-month periods ended March 31, 2010 and 2009. Certain reclassifications have been made to prior period’s balances to conform to classifications used in 2010.
The unaudited condensed consolidated financial statements of the Company have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim reporting on Form 10-Q. Accordingly, certain disclosures normally presented in the notes to the annual consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been omitted. The Company believes that the disclosures are adequate to make the information not misleading. These interim financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s 2009 Annual Report to Shareholders on Form 10-K. The results of operations for the three-month period ended March 31, 2010 may not necessarily be indicative of future operating results. In preparing such financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the balance sheet and revenues and expenses for the periods reported. Actual results could differ significantly from those estimates.
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

3. INVESTMENT SECURITIES
The amortized cost and estimated fair value of investment securities at March 31, 2010 and December 31, 2009 consisted of the following:

	March 31, 2010
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

Debt securities:
U.S. Treasury securities	$1,051,000		$(15,000)	$1,036,000
U.S. Government agencies	45,561,000	$239,000	(17,000)	45,783,000
U.S. Government agencies collateralized by mortgage obligations	16,997,000	480,000		17,477,000
Obligations of states and political subdivisions	1,169,000	48,000		1,217,000

	$64,778,000	$767,000	$(32,000)	$65,513,000

Net unrealized gains on available-for-sale investment securities totaling $735,000 were recorded, net of $303,000 in tax expense, as accumulated other comprehensive income within shareholders’ equity at March 31, 2010. During the three months ended March 31, 2010 the Company sold forty available-for-sale securities for $14,540,000, recording a $570,000 gain on sale.

	December 31, 2009
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

Net unrealized gains on available-for-sale investment securities totaling $1,059,000 were recorded, net of $437,000 in tax expense, as accumulated other comprehensive income within shareholders’ equity at December 31, 2009. During 2009 the Company sold one available-for-sale security for $86,000, recording a $1,000 gain on sale.

Investment securities with unrealized losses at March 31, 2010 are summarized and classified according to the duration of the loss period as follows:

	Less than 12 Months
	Fair	Unrealized
	Value	Losses
Debt securities:

U.S. Treasury securities	$1,036,000	$15,000
U.S. Government agencies	2,132,000	17,000

	$3,168,000	$32,000

Investment securities with unrealized losses at December 31, 2009 are summarized and classified according to the duration of the loss period as follows:

	Less than 12 Months
	Fair	Unrealized
	Value	Losses
Debt securities:

U.S. Treasury securities	$1,052,000	$7,000
U.S. Government agencies	10,787,000	51,000
Obligations of states and political subdivisions	1,208,000	25,000

	$13,047,000	$83,000

At March 31, 2010, the Company held 76 securities of which 3 were in a loss position. Of the securities in a loss position, all were in a loss position for less than twelve months. Of the 3 securities 1 is a U. S. Treasury and 2 are U.S. government agencies. The unrealized losses relate principally to market rate conditions. All of the securities continue to pay as scheduled. When analyzing an issuer’s financial condition, management considers the length of time and extent to which the market value has been less than cost; the historical and implied volatility of the security; the financial condition of the issuer of the security; and the Company’s intent and ability to hold the security to recovery. As of March 31, 2010, management does not have the intent to sell these securities nor does it believe it is more likely than not that it will be required to sell these securities before the recovery of its amortized cost basis. Based on the Company’s evaluation of the above and other relevant factors, the Company does not believe the securities that are in an unrealized loss position as of March 31, 2010 are other than temporarily impaired.
The amortized cost and estimated fair value of investment securities at March 31, 2010 by contractual maturity are shown below. Expected maturities will differ from contractual maturities because the issuers of the securities may have the right to call or prepay obligations with or without call or prepayment penalties.

		Estimated
	Amortized	Fair
	Cost	Value

After one year through five years	$46,612,000	$46,819,000
After five years through ten years	1,169,000	1,217,000

	47,781,000	48,036,000
Investment securities not due at a single maturity date:
Government-guaranteed mortgage- backed securities	16,997,000	17,477,000

	$64,778,000	$65,513,000

Investment securities with amortized costs totaling $54,109,000 and $72,154,000 and estimated fair values totaling $54,824,000 and $73,254,000 at March 31, 2010 and December 31, 2009, respectively, were pledged to secure deposits, including public deposits and treasury, tax and loan accounts.

4. LOANS
Outstanding loans are summarized below, in thousands:

	March 31,	December 31,
	2010	2009
Commercial	$40,653	$37,056
Agricultural	40,485	41,722
Real estate — mortgage	156,140	161,397
Real estate — construction and land development	37,080	38,061
Consumer	51,925	54,442

	326,283	332,678
Deferred loan costs, net	344	298
Allowance for loan losses	(8,266)	(9,568)

	$318,361	$323,408

Included in commercial loans is $3,446,000 in guaranteed portions of SBA loans sold subject to a 90 day premium refund obligation. In accordance with accounting standards an offsetting secured borrowing has been recorded and is included in other liabilities. Once the premium refund obligation has elapsed the transaction will be recorded as a sale with the guaranteed portions of loans and the secured borrowing removed from the balance sheet and the resulting gain on sale recorded.
At March 31, 2010 and December 31, 2009, nonaccrual loans totaled $18,141,000 and $14,263,000, respectively.
Changes in the allowance for loan losses were as follows, in thousands:

	March 31,	December 31,
	2010	2009
Balance, beginning of year	$9,568	$7,224
Provision charged to operations	1,500	14,500
Losses charged to allowance	(2,850)	(12,500)
Recoveries	48	344

Balance, end of period	$8,266	$9,568

The following table presents information regarding impaired loans:

	March 31,	December 31,
	2010	2009
Balance of impaired loans carried at cost	$4,104	$5,512
Balance of impaired loans carried at fair value	11,990	9,435

Total recorded investment in impaired loans (net of allocated allowance of $3,003 at March 31, 2010 and $4,281 at December 31, 2009)	$16,094	$14,947

The impaired loans included in the table above were mostly comprised of collateral dependent real estate loans.

5. COMMITMENTS AND CONTINGENCIES
The Company is party to claims and legal proceedings arising in the ordinary course of business. In the opinion of the Company’s management, the amount of ultimate liability with respect to such proceedings will not have a material adverse effect on the financial condition or result of operations of the Company taken as a whole.
In the normal course of business, there are various outstanding commitments to extend credit, which are not reflected, in the financial statements, including loan commitments of $67,355,000 and $67,258,000 and stand-by letters of credit of $334,000 and $304,000 at March 31, 2010 and December 31, 2009, respectively.
Of the loan commitments outstanding at March 31, 2010, $5,654,000 are real estate construction loan commitments that are expected to fund within the next twelve months. The remaining commitments primarily relate to revolving lines of credit or other commercial loans, and many of these are expected to expire without being drawn upon. Therefore, the total commitments do not necessarily represent future cash requirements. Each loan commitment and the amount and type of collateral obtained, if any, are evaluated on an individual basis. Collateral held varies, but may include real property, bank deposits, debt or equity securities or business assets.
Stand-by letters of credit are conditional commitments written to guarantee the performance of a customer to a third party. These guarantees are primarily related to the purchases of inventory by commercial customers and are typically short-term in nature. Credit risk is similar to that involved in extending loan commitments to customers and accordingly, evaluation and collateral requirements similar to those for loan commitments are used. The deferred liability related to the Company’s stand-by letters of credit was not significant at March 31, 2010 or December 31, 2009.
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

	For the Three Months
	Ended March 31,
(In thousands, except per share data)	2010	2009
Net Income (loss):
Net income (loss)	$134	$(1,277)
Dividends accrued and discount accreted on preferred shares	(171)	(116)

Net (loss) available to common shareholders	$(37)	$(1,393)

Earnings (Loss) Per Share:
Loss per share	$(0.01)	$(0.29)

Weighted Average Number of Shares Outstanding:	4,776	4,776
Shares of common stock issuable under stock options for which the exercise prices were greater than the average market prices were not included in the computation of diluted earnings per share due to their antidilutive effect. When a net loss occurs, no difference in earnings per share is calculated because the conversion of potential common stock is anti-dilutive.

7. COMPREHENSIVE LOSS
Total comprehensive loss for the three months ended March 31, 2010 and 2009 totaled ($56,000) and ($1,168,000), respectively. Comprehensive loss is comprised of unrealized (losses) gains, net of taxes, on available-for-sale investment securities, which were ($190,000) and $109,000 for the three months ended March 31, 2010 and 2009, respectively, together with net income (loss).
At March 31, 2010 and December 31, 2009, accumulated other comprehensive income totaled $432,000 and $622,000, respectively, and is reflected, net of taxes, as a component of shareholders’ equity.
8. STOCK-BASED COMPENSATION
In 2001 and 1991, the Company established Stock Option Plans for which 887,311 shares of common stock remain reserved for issuance to employees and directors and 483,345 shares are available for future grants under incentive and nonstatutory agreements as of March 31, 2010. The Company did not grant options during the three months ended March 31, 2010 and 2009.
During the three months ended March 31, 2010 the Company recognized a reversal of compensation cost related to a revision in the estimated forfeiture rate. This resulted in a credit to operating expense of $72,000 during the three months ended March 31, 2010 and a reduction in the future income tax benefit of $4,000. Compensation cost related to stock options recognized in operating results was $66,000 for the quarter ended March 31, 2009. The associated future income tax benefit recognized was $5,000 for the quarter ended March 31, 2009.
The following table summarizes information about stock option activity for the nine months ended March 31, 2010:

			Weighted
			Average
		Weighted	Remaining
		Average	Contractual
		Exercise	Term	Intrinsic Value
	Shares	Price	(in years)	(in thousands)
Options outstanding at December 31, 2009	403,966	$13.56
Options granted	—	—
Options exercised	—	—
Options cancelled	(14,126)	$14.26

Options outstanding at March 31, 2010	389,840	$13.53	4.5	$—

Options exercisable at March 31, 2010	325,597	$13.40	4.2	$—

Expected to vest after March 31, 2010	55,783	$14.20	5.5	$—

At March 31, 2010, there was $201,000 of total unrecognized compensation cost related to non-vested stock option awards which is expected to be recognized over a weighted-average period of 1.3 years. The total fair value of options vested during the three months ended March 31, 2010 was $205,000.

9. INCOME TAXES
The Company files its income taxes on a consolidated basis with its subsidiary. The allocation of income tax expense (benefit) represents each entity’s proportionate share of the consolidated provision for income taxes.
Deferred tax assets and liabilities are recognized for the tax consequences of temporary differences between the reported amount of assets and liabilities and their tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The determination of the amount of deferred income tax assets which are more likely than not to be realized is primarily dependent on projections of future earnings, which are subject to uncertainty and estimates that may change given economic conditions and other factors. The realization of deferred income tax assets is assessed and a valuation allowance is recorded if it is “more likely than not” that all or a portion of the deferred tax asset will not be realized. “More likely than not” is defined as greater than a 50% chance. All available evidence, both positive and negative is considered to determine whether, based on the weight of that evidence, a valuation allowance is needed. Based upon our analysis of available evidence, we have determined that it is “more likely than not” that all of our deferred income tax assets as of March 31, 2010 and December 31, 2009 will be fully realized and therefore no valuation allowance was recorded. On the consolidated balance sheet, net deferred tax assets are included in accrued interest receivable and other assets.
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
Interest expense and penalties associated with unrecognized tax benefits, if any, are classified as income tax expense in the consolidated statement of income. There have been no significant changes to unrecognized tax benefits or accrued interest and penalties for the quarter ended March 31, 2010.

10. FAIR VALUE MEASUREMENT
Fair Value of Financial Instruments
The estimated fair values of the Company’s financial instruments are as follows:

	March 31, 2010		December 31, 2009
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Financial assets:
Cash and cash equivalents	$68,911,000	$68,911,000	$59,493,000	$59,493,000
Investment securities	65,513,000	65,513,000	87,950,000	87,950,000
Loans	318,361,000	317,028,000	323,408,000	325,589,000
Bank owned life insurance	10,197,000	10,197,000	10,111,000	10,111,000
Accrued interest receivable	2,003,000	2,003,000	2,487,000	2,487,000

Financial liabilities:
Deposits	$431,991,000	$432,117,000	$433,255,000	$433,311,000
Short-term borrowings	—	—	20,000,000	20,000,000
Long-term debt	20,000,000	20,065,000	20,000,000	19,817,000
Junior subordinated deferrable interest debentures	10,310,000	2,928,000	10,310,000	2,909,000
Accrued interest payable	512,000	512,000	476,000	476,000
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
The following methods and assumptions were used by management to estimate the fair value of its financial instruments at March 31, 2010 and December 31, 2009:
Cash and cash equivalents: For cash and cash equivalents, the carrying amount is estimated to be fair value.
Investment securities: For investment securities, fair values are based on quoted market prices, where available. If quoted market prices are not available, fair values are estimated using quoted market prices for similar securities and indications of value provided by brokers.
Loans: For variable-rate loans that reprice frequently with no significant change in credit risk, fair values are based on carrying values. Fair values of loans held for sale, if any, are estimated using quoted market prices for similar loans. The fair values for other loans are estimated using discounted cash flow analyses, using interest rates currently being offered at each reporting date for loans with similar terms to borrowers of comparable creditworthiness. The fair value of loans is adjusted for the allowance for loan losses. The carrying value of accrued interest receivable approximates its fair value.
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
Commitments to extend credit and letters of credit: The fair value of commitments are estimated using the fees currently charged to enter into similar agreements. Commitments to extend credit are primarily for variable rate loans and letters of credit. For these commitments, there is no significant difference between the committed amounts and their fair values and therefore, these items are not included in the table above.
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
The following tables present information about the Company’s assets and liabilities measured at fair value on a recurring and non recurring basis as of March 31, 2010 and December 31, 2009, and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value:
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

Assets and liabilities measured at fair value on a recurring basis are summarized below:

Fair Value Measurements at March 31, 2010 Using
Quoted Prices in
		Active Markets for	Significant Other	Significant
	Total Fair	Identical Assets	Observable Inputs	Unobservable
	Value	(Level 1)	(Level 2)	Inputs (Level 3)

Assets:
Available-for-sale securities	$65,513,000	$48,036,000	$17,477,000

There were no transfers into or out of Levels 1 and 2 of the fair value hierarchy during the three months ended March 31, 2010.

Fair Value Measurements at December 31, 2009 Using
Quoted Prices in
		Active Markets for	Significant Other	Significant
	Total Fair	Identical Assets	Observable Inputs	Unobservable
	Value	(Level 1)	(Level 2)	Inputs (Level 3)

Assets:
Available-for-sale securities	$87,950,000	$68,663,000	$19,287,000

The fair value of securities available for sale equals quoted market price, if available. If quoted market prices are not available, fair value is determined using quoted market prices for similar securities. There were no changes in the valuation techniques used during 2010 or 2009. Changes in fair market value are recorded in other comprehensive income.
Assets and liabilities measured at fair value on a non-recurring basis are summarized below:

		Fair Value Measurements at March 31, 2010 Using
		Quoted Prices in
		Active Markets for	Significant Other	Significant
	Total Fair	Identical Assets	Observable Inputs	Unobservable
	Value	(Level 1)	(Level 2)	Inputs (Level 3)

Assets:
Impaired loans	$11,990,000		$11,990,000
Other real estate	10,921,000		10,921,000

	$22,911,000		$22,911,000

		Fair Value Measurements at December 31, 2009 Using
		Quoted Prices in
		Active Markets for	Significant Other	Significant
	Total Fair	Identical Assets	Observable Inputs	Unobservable
	Value	(Level 1)	(Level 2)	Inputs (Level 3)

Assets:
Impaired loans	$9,435,000		$9,435,000
Other real estate	11,204,000		11,204,000

	$20,639,000		$20,639,000

The following methods were used to estimate the fair value of each class of assets above.
Impaired Loans: The fair value of impaired loans is based on the fair value of the collateral as they are virtually all collateral dependent loans. These loans had a principal balance of $14,993,000 with a related valuation allowance of $3,003,000 at March 31, 2010. There were no changes in the valuation techniques used during the three months ended March 31, 2010 or the year ended December 31, 2009. During the three months ended March 31, 2010, declines in the collateral values of impaired loans held as of March 31, 2010 were $1.2 million and are reflected as additional specific allocations of the allowance for loan losses and/or partial charge-offs of the impaired loan.
Other Real Estate: The fair value of other real estate is based on property appraisals at the time of transfer and as appropriate thereafter, less estimated costs to sell. Estimated costs to sell other real estate were based on standard market factors. Management periodically reviews other real estate to determine whether the property continues to be carried at the lower of its recorded book value or estimated fair value, net of estimated costs to sell. During the three months ended March 31, 2010 no provision was required to reflect declines in collateral value in other real estate.
11. Adoption of New Financial Accounting Standards
Accounting for Transfers of Financial Assets
In June 2009, the FASB issued ASC Topic 860 (previously SFAS No. 166), Accounting for Transfers of Financial Assets, an amendment of SFAS No. 140. This standard amends the derecognition accounting and disclosure guidance included in previously issued standards. This standard eliminates the exemption from consolidation for qualifying special-purpose entities (SPEs) and also requires a transferor to evaluate all existing qualifying SPEs to determine whether they must be consolidated in accordance with ASC Topic 810. This standard also provides more stringent requirements for derecognition of a portion of a financial asset and establishes new conditions for reporting the transfer of a portion of a financial asset as a sale. This standard is effective as of the beginning of the first annual reporting period that begins after November 15, 2009. Management adopted the provisions of this standard on January 1, 2010. See Note 4 for a description of the impact on the Company’s financial condition and results of operations.

Transfers and Servicing
In December 2009, the FASB issued Accounting Standards Update (ASU) No. 2009-16, Transfers and Servicing (ASC Topic 860): Accounting for Transfers of Financial Assets, which updates the derecognition guidance in ASC Topic 860 for previously issued SFAS No. 166. This update reflects the Board’s response to issues entities have encountered when applying ASC 860, including: (1) requires that all arrangements made in connection with a transfer of financial assets be considered in the derecognition analysis, (2) clarifies when a transferred asset is considered legally isolated from the transferor, (3) modifies the requirements related to a transferee’s ability to freely pledge or exchange transferred financial assets, and (4) provides guidance on when a portion of a financial asset can be derecognized. This update is effective for financial asset transfers occurring after the beginning of an entity’s first fiscal year that begins after November 15, 2009. Management adopted the provisions of this standard on January 1, 2010 without a material impact on the Company’s financial condition or results of operations.
Fair Value Measurements and Disclosures
In January 2010, the FASB issued ASU 2010-06, Fair Value Measurements and Disclosures (“Topic 820”): Improving Disclosures about Fair Value Measurements (“ASU 10-06”). ASU 10-06 revises two disclosure requirements concerning fair value measurements and clarifies two others. It requires separate presentation of significant transfers into and out of Levels 1 and 2 of the fair value hierarchy and disclosure of the reasons for such transfers. It will also require the presentation of purchases, sales, issuances and settlements within Level 3 on a gross basis rather than a net basis. The amendments also clarify that disclosures should be disaggregated by class of asset or liability and that disclosures about inputs and valuation techniques should be provided for both recurring and non-recurring fair value measurements. The Company’s disclosures about fair value measurements are presented in Note 10: Fair Value Measurements. These new disclosure requirements were adopted by the Company during the current period, with the exception of the requirement concerning gross presentation of Level 3 activity, which is effective for fiscal years beginning after December 15, 2010. With respect to the portions of this ASU that were adopted during the current period, the adoption of this standard did not have a material impacted on the Company’s financial position, results of operations, cash flows, or disclosures. Management does not believe that the adoption of the remaining portion of this ASU will have a material impact on the Company’s financial position, results of operations, cash flows, or disclosures.

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
INTRODUCTION
The following discussion and analysis sets forth certain statistical information relating to the Company as of March 31, 2010 and December 31, 2009 and for the three month periods ended March 31, 2010 and 2009. This discussion should be read in conjunction with the condensed consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q and the consolidated financial statements and notes thereto included in Plumas Bancorp’s Annual Report filed on Form 10-K for the year ended December 31, 2009.
Plumas Bancorp trades on The NASDAQ Capital Market under the ticker symbol “PLBC”.
CRITICAL ACCOUNTING POLICIES AND ESTIMATES
There have been no changes to the Company’s critical accounting policies from those disclosed in the Company’s 2009 Annual Report to Shareholders’ on Form 10-K.
This discussion should be read in conjunction with our unaudited condensed consolidated financial statements, including the notes thereto, appearing elsewhere in this report.
OVERVIEW
Earnings for the first quarter of 2010 were $134 thousand compared to a net loss of $1.28 million for the quarter ended March 31, 2009. This $1.4 million increase in earnings includes a $1.4 million decrease in the provision for loan losses, a $557 thousand increase in non-interest income, and a $595 thousand decline in non-interest expense, partially offset by a decline of $205 thousand in net interest income and a $936 thousand decrease in the benefit for income taxes.

During 2009 we recorded a loan loss provision of $14.5 million including $2.9 million during the first quarter of 2009. Most of the 2009 provision for loan losses can be attributed to declines in collateral value and increases in net charges-offs related to our real estate construction and land development loan portfolio. During 2009 we significantly reduced our exposure to these loans as demonstrated by a decline in loan balances in this portfolio of $35.7 million from $73.8 million at December 31, 2008 to $38.1 million at December 31, 2009. We further reduced these balances to $37.1 million at March 31, 2010. While the first quarter loan loss is much higher than we would have liked, we are pleased with the progress made in reducing our construction and land development portfolio. See “Provision for Loan Losses” and “Analysis of Allowance for Loan losses” for a further discussion of our loan loss provision.
Net loss allocable to common shareholders decreased from $1.4 million during the first quarter of 2009 ($0.29 per share) to a loss of $37 thousand ($0.01per share) during the current quarter. Loss allocable to common shareholders is calculated by subtracting dividends accrued and discount amortized on preferred stock from net income / (loss).
Total assets at March 31, 2010 were $510 million, a decrease of $18 million from the $528 million at December 31, 2009. Cash and due from banks increased by $9.4 million from $59.5 million at December 31, 2009 to $68.9 million at March 31, 2010. Funding was provided by a $22.4 million decline in investment securities from $87.9 million at December 31, 2009 to $65.5 million at March 31, 2010. Included in the decline in investment securities were sales totaling $14 million with a gain on sale of $570 thousand. Net loans decreased by $5 million which included net charge-offs of $2.8 million during the three months ended March 31, 2010. Short-term borrowings, which totaled $20 million at December 31, 2009, matured in January of 2010 resulting in an $18 million decline in total liabilities. Deposits decreased slightly from $433 million at December 31, 2009 to $432 million at March 31, 2010. The decline in borrowings and deposits was slightly offset by a $3.1 million increase in other liabilities. Included in other liabilities is a $3.4 million secured borrowing which represents SBA loans sold but subject to a 90 day premium recourse provision. Under ASC Topic 860, Accounting for Transfers of Financial Assets, we are required to maintain this liability and the related loans on balance sheet until the premium recourse period has passed. Once the 90 days has passed and no premium recourse remains we will remove the sold loans from assets, derecognize the secured borrowing and record the gain on sale.
The annualized return (loss) on average assets was 0.11% for the three months ended March 31, 2010 up from (1.13%)% for the same period in 2009. The annualized (loss) on average common equity was (0.6)% for the three months ended March 31, 2010 down from (15.7)% for the same period in 2009.
RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2010
Net interest income before provision for loan losses. Net interest income, on a nontax-equivalent basis, was $4.5 million for the three months ended March 31, 2010, a decrease of $205 thousand, or 4%, from $4.7 million for the same period in 2009. The decrease in net interest income can primarily be attributed to a decrease in interest income related to a decline in the Company’s average loan balances. The decline in loan interest income was partially offset by an increase in investment interest related to growth in the average balance of investment securities. Interest expense increased by $38 thousand as an increase in the average balance in time deposits was mostly offset by a decline in the rate paid on these deposits. Borrowing costs were somewhat higher as we chose to lock in our borrowing rates by extending the term of our borrowings. Net interest margin for the three months ended March 31, 2010 decreased 33 basis points, or 7%, to 4.30%, down from 4.63% for the same period in 2009.

Interest income decreased $167 thousand or 3%, to $5.4 million for the three months ended March 31, 2010 primarily as a result of a reduction in loan balances. Interest and fees on loans decreased $333 thousand to $4.8 million for the three months ended March 31, 2010 as compared to $5.1 million during the first quarter of 2009. The Company’s average loan balances were $328 million for the three months ended March 31, 2010, down $34.6 million, or 10%, from $362 million for the same period in 2009. The average rate earned on the Company’s loan balances increased 19 basis points to 5.90% during the first three months of 2010 compared to 5.71% during the first three months of 2009. The increase in loan yield reflects a decline in nonperforming loan balances. Nonperforming loans totaled $18.2 million at March 31, 2010 down from $30.9 million at March 31, 2009. Interest income on investment securities increased by $161 thousand as an increase in average balances of $38.2 million, from $45.9 million for the quarter ended March 31, 2009 to $84.1 million during the current quarter, was partially offset by a decline in yield of 105 basis points. Much of the decline in yield is related to the increase in investment balance as additions to the investment portfolio had a lower yield than investments purchased prior to March 31, 2009.
Interest expense on deposits increased by $24 thousand, or 3%, to $788 thousand for the three months ended March 31, 2010, up from $764 thousand for the same period in 2009. This increase primarily relates to increases in the average balance in time deposits offset by a decline in the rate paid on time deposits. In addition the Company experienced an increase in the average balance and rate paid on NOW accounts.
Interest expense on time deposits decreased by $10 thousand from $547 thousand during the first quarter of 2009 to $537 thousand during the current quarter. Average time deposits totaled $127 million during the first quarter of 2010, up $28.8 million from $98 million during the quarter ended March 31, 2009. The average rate paid on time deposits decreased from 2.25% during the three months ended March 31, 2009 to 1.71% during the first quarter of 2010. This decrease primarily relates to a decline in market rates in the Company’s service area. The increase in time deposits is related to a promotional time deposit product we began offering in June, 2009 and continued to offer until April 30, 2010.
Interest expense on NOW accounts increased by $47 thousand related to an increase in the average balance in these accounts of $25.4 million and an increase in the average rate paid of 5 basis points from 0.56% during the 2009 quarter to 0.61% in the current quarter. The increase in NOW accounts is primarily related to a new interest bearing transaction account designed for local public agencies which we have successfully marketed to several of the municipalities in our service area. Deposits related to this account totaled $35.0 million at March 31, 2010 an increase of $23.6 million from $11.4 million at March 31, 2009. These accounts pay rates comparable to those available on a money market fund offered by a typical brokerage firm.
Interest on borrowings increased by $52 thousand related to an increase in the rate paid on borrowings; however, this was partially offset by a $36 thousand decline in interest paid on junior subordinated debentures.
Interest expense on long-term borrowings, which at March 31, 2010 consisted of two $10 million FHLB advances, totaled $64 thousand. The first advance matures on November 23, 2011 and bears interest at 1.00%. The second advance matures on November 23, 2012 and bears interest at 1.60%. Interest rates on both advances are fixed until maturity. There were no long-term borrowings outstanding during the first quarter of 2009. Interest on short-term borrowings decreased by $12 thousand to $5 thousand related to a decline in average balance of $22.5 million from $26.5 million during the 2009 quarter to $4 million during the current quarter. Interest expense paid on junior subordinated debentures, which fluctuates with changes in the 3-month London Interbank Offered Rate (LIBOR) rate, decreased by $36 thousand as a result of a decrease in the LIBOR rate.

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

	For the Three Months Ended March 31, 2010			For the Three Months Ended March 31, 2009
	Average Balance	Interest	Yield/	Average Balance	Interest	Yield/
	(in thousands)	(in thousands)	Rate	(in thousands)	(in thousands)	Rate

Interest-earning assets:
Loans (1) (2)	$327,796	$4,769	5.90%	$362,439	$5,102	5.71%
Investment securities (1)	84,142	614	2.96%	45,838	453	4.01%
Other	8,300	5	0.24%	43	—	2.28%

Total interest-earning assets	420,238	5,388	5.20%	408,320	5,555	5.52%

Cash and due from banks	41,211			17,565
Other assets	49,559			33,755

Total assets	$511,008			$459,640

Interest-bearing liabilities:
NOW deposits	$103,724	156	0.61%	$78,357	109	0.56%
Money market deposits	44,534	75	0.68%	40,871	85	0.84%
Savings deposits	49,687	20	0.16%	49,726	23	0.19%
Time deposits	127,296	537	1.71%	98,489	547	2.25%

Total deposits	325,241	788	0.98%	267,443	764	1.16%

Short-term borrowings	4,000	5	0.51%	26,462	17	0.26%
Long-term borrowings	20,000	64	1.30%	—	—	—%

Other interest-bearing liabilities	138	1	2.94%	222	3	5.48%
Junior subordinated debentures	10,310	74	2.91%	10,310	110	4.33%

Total interest-bearing liabilities	359,689	932	1.05%	304,437	894	1.19%

Non-interest bearing deposits	106,087			105,906
Other liabilities	6,365			5,378
Shareholders’ equity	38,867			43,919

Total liabilities & equity	$511,008			$459,640

Cost of funding interest-earning assets (3)			0.90%			0.89%
Net interest income and margin (4)		$4,456	4.30%		$4,661	4.63%

(1)	Not computed on a tax-equivalent basis.

(2)	Net loan fee (costs) included in loan interest income for the three-month periods ended March 31, 2010 and 2009 were $11,000 and $(65,000), respectively.

(3)	Total annualized interest expense divided by the average balance of total earning assets.

(4)	Annualized net interest income divided by the average balance of total earning assets.

The following table sets forth changes in interest income and interest expense for the three-month periods indicated and the amount of change attributable to variances in volume, rates and the combination of volume and rates based on the relative changes of volume and rates:

	2010 over 2009 change in net interest income
	for the three months ended March 31
	(in thousands)
	Volume (1)	Rate (2)	Mix (3)	Total

Interest-earning assets:
Loans	$(488)	$171	$(16)	$(333)
Investment securities	379	(119)	(99)	161
Other	46	—	(41)	5

Total interest income	(63)	52	(156)	(167)

Interest-bearing liabilities:
NOW deposits	35	9	3	47
Money market deposits	7	(16)	(1)	(10)
Savings deposits	—	(3)	—	(3)
Time deposits	160	(132)	(38)	(10)
Short-term borrowings	(14)	16	(14)	(12)
Long-term borrowings	—	—	64	64
Other	(1)	(1)	—	(2)
Junior subordinated debentures	—	(36)	—	(36)

Total interest expense	187	(163)	14	38

Net interest income	$(250)	$215	$(170)	$(205)

(1)	The volume change in net interest income represents the change in average balance multiplied by the previous year’s rate.

(2)	The rate change in net interest income represents the change in rate multiplied by the previous year’s average balance.

(3)	The mix change in net interest income represents the change in average balance multiplied by the change in rate.
Provision for loan losses. During the three months ended March 31, 2010 we recorded a provision for loan losses of $1.5 million down $1.4 million from the $2.9 million provision recorded during the first quarter of 2009. The $1.5 million provision recorded for the three months ended March 31, 2010 primarily relates to a specific reserve required on a real estate mortgage loan when our borrower filed for bankruptcy.
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
Net charge-offs as an annualized percentage of average loans increased from 0.53% during the quarter ended March 31, 2009 to 3.47% during the current quarter; however, we experienced a significant decline in nonperforming loans from $30.9 million at March 31, 2009 to $18.2 million at March 31, 2010. While we incurred a significant increase in net charge-offs most of the amounts charged off had been incorporated in the allowance for loan losses at December 31, 2009 as specific reserves on impaired loans. The allowance for loan losses totaled $8.3 million at March 31, 2010 and $9.6 million at March 31, 2009. The decrease in the allowance for loan losses from March 31, 2009 is attributable to a $1.9 million decrease in specific reserves related to impaired loans from $4.9 million at March 31, 2009 to $3.0 million at March 31, 2010. General reserves increased by $553 thousand to $5.3 million at March 31, 2010. The allowance for loan losses as a percentage of total loans decreased slightly from 2.67% at March 31, 2009 to 2.53% at March 31, 2010.

Based on information currently available, management believes that the allowance for loan losses is appropriate to absorb potential risks in the portfolio. However, no assurance can be given that the Company may not sustain charge-offs which are in excess of the allowance in any given period. See “Nonperforming Loans” and “Analysis of Allowance for Loan Losses” for further discussion of loan quality trends and the provision for loan losses.
Non-interest income. During the three months ended March 31, 2010 non-interest income increased by $557 thousand to $1.8 million, from $1.2 million during the quarter ended March 31, 2009. The largest component of this increase was a $570 gain on the sale of $14 million of investment securties. We chose to sell the majority of our municipal securities portfolio as part or our overall asset/liability management strategy and related to a favorable market price of these securities. In addition, we sold $4 million in U.S. government agency securities to lock in significant gains that were available on these securities.
The largest decline in non-interest income was a $17 thousand reduction in investment services income; however, this was offset by a reduction in staff supporting this product.
The following table describes the components of non-interest income for the three-month periods ending March 31, 2010 and 2009 in thousands:

	For the Three
	Months
	Ended March 31		Dollar	Percentage
	2010	2009	Change	Change
Service charges on deposit accounts	$898	$906	$(8)	-0.9%
Gain on sale of securities	570	—	570	100%
Earnings on life insurance policies	109	107	2	1.9%
Merchant processing income	53	51	2	3.9%
Customer service fees	39	28	11	39.3%
Safe deposit box and night depository income	17	17	—	0.0%
Investment services income	13	30	(17)	-56.7%
Gain on sale of loans	—	10	(10)	-100.0%
Other	88	81	7	8.6%

Total non-interest income	$1,787	$1,230	$557	45.3%

Non-interest expenses. During the three months ended March 31, 2010, total non-interest expense decreased by $595 thousand, or 11%, to $4.7 million, down from $5.3 million for the comparable period in 2009. This decrease in non-interest expense was primarily the result of savings in salaries and employee benefits, occupancy and equipment costs and OREO (other real estate owned) losses. These items were partially offset by increases in outside service fees, FDIC insurance assessments and OREO expense.
Salaries and other employee benefits decreased by $332 thousand primary related to three items. Salary expense declined by $89 thousand related to reduced staffing in our branch system and our computer network operations. Stock compensation expense decreased by $123 thousand as we recorded an adjustment to the estimated forfeiture rate associated with option expense. Lastly, we have eliminated discretionary bonuses in 2010 resulting in a decrease in bonus expense of $95 thousand.

The decline in occupancy and equipment expense primarily relates to the reversal of accrued rental expense for our Redding branch. On March 31, 2010 we purchased the building housing our Redding branch at a cost of $1.0 million. Previously we had leased this building. Under the terms of the lease agreement we were provided free rent for a period of time; however we recognized monthly rent expense equal to the total payments required under the lease dividend by the term of the lease in months. At the time of the purchase we reversed this accrual recognizing a $184 thousand reduction in occupancy costs. Occupancy costs also benefited from a milder winter resulting in reduced utility and snow removal costs. Equipment costs benefited from a $45 thousand reduction in depreciation expense.
The provision for OREO losses totaled $141 thousand during the 2009 quarter and we incurred losses on OREO sales totaling $34 thousand for a total expense of $175 thousand. During the current quarter we did not require an addition to the provision for OREO losses and losses on sales of OREO totaled $19 thousand resulting in a quarter to quarter decline of $156 thousand.
We continue to focus on cost control initiatives which have resulted in savings in telephone, business development, advertising, director expense, courier expense, and supplies costs. In total these costs were down $90 thousand from the first quarter of 2009.
Outside service fees increased by $105 thousand primarily related to the outsourcing of daily management of our computer network operations. FDIC insurance increased by $107 thousand related to an increase in the rate charged and an increase in our deposits. Consistent with the increase in OREO properties (See “Nonperforming Assets”) OREO expense increased by $101 thousand.
The following table describes the components of non-interest expense for the three-month periods ending March 31, 2010 and 2009, in thousands:

	For the Three
	Months
	Ended March 31		Dollar	Percentage
	2010	2009	Change	Change
Salaries and employee benefits	$2,549	$2,881	$(332)	-11.5%
Occupancy and equipment	713	997	(284)	-28.5%
Outside service fees	304	199	105	52.8%
FDIC Insurance and assessments	253	146	107	73.3%
Professional fees	179	168	11	6.5%
OREO Expense	160	59	101	171.2%
Telephone and data communication	90	105	(15)	-14.3%
Business development	66	74	(8)	-10.8%
Loan and collection expenses	63	68	(5)	-7.4%
Postage	59	58	1	1.7%
Advertising and shareholder relations	58	78	(20)	-25.6%
Director compensation and retirement	56	75	(19)	-25.3%
Armored car and courier	56	67	(11)	-16.4%
Deposit premium amortization	43	43	—	0.0%
Stationery and supplies	34	51	(17)	-33.3%
Loss on sale of OREO and OVO	16	64	(48)	-75.0%
Provision for OREO losses	—	141	(141)	-100%
Other	11	31	(20)	-64.5%

Total non-interest expense	$4,710	$5,305	$(595)	-11.2%

Benefit for income taxes. The Company recorded an income tax benefit of $101 thousand, or 306.1% of pre-tax income for the three months ended March 31, 2010. This compares to an income tax benefit of $1,037 thousand or 44.8% of pre-tax loss during the first three months of 2009. The percentages for 2010 and 2009 exceed the statutory rate as tax exempt income such as earnings on Bank owned life insurance and municipal loan and investment income increase the tax benefit.

Deferred tax assets and liabilities are recognized for the tax consequences of temporary differences between the reported amount of assets and liabilities and their tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The determination of the amount of deferred income tax assets which are more likely than not to be realized is primarily dependent on projections of future earnings, which are subject to uncertainty and estimates that may change given economic conditions and other factors. The realization of deferred income tax assets is assessed and a valuation allowance is recorded if it is “more likely than not” that all or a portion of the deferred tax asset will not be realized. “More likely than not” is defined as greater than a 50% chance. All available evidence, both positive and negative is considered to determine whether, based on the weight of that evidence, a valuation allowance is needed. Based upon our analysis of available evidence, we have determined that it is “more likely than not” that all of our deferred income tax assets as of March 31, 2010 and December 31, 2009 will be fully realized and therefore no valuation allowance was recorded. On the consolidated balance sheet, net deferred tax assets are included in accrued interest receivable and other assets.
FINANCIAL CONDITION
Fair value. The degree of judgment utilized in measuring the fair value of financial instruments generally correlates to the level of the observable pricing data. Financial instruments with readily available active quoted prices or for which fair value can be measured from actively quoted prices generally will have a higher degree of observable pricing and a lesser degree of judgment utilized in measuring fair value. Conversely, financial instruments rarely traded or not quoted will generally have little or no observable pricing and a higher degree of judgment utilized in measuring fair value. Observable pricing scenarios are impacted by a number of factors, including the type of financial instrument, whether the financial instrument is new to the market and not yet established and the characteristics specific to the transaction.
See Note 10 of the Notes to Condensed Consolidated Financial Statements for additional information about the financial instruments carried at fair value.
Loan portfolio composition. Net loans decreased slightly from $323 million at December 31, 2009 to $318 million at March 31, 2010. The Company continues to manage the mix of its loan portfolio consistent with its identity as a community bank serving the financing needs of all sectors of its geographical footprint. Although the Company offers a broad array of financing options, it continues to concentrate its focus on small to medium sized businesses. The Company offers both fixed and floating rate loans and obtains collateral in the form of real property, business assets and deposit accounts, but looks to business and personal cash flows as its primary source of repayment.
The Company’s largest lending categories are real estate mortgage loans and consumer loans. These categories accounted for approximately 48% and 16%, respectively of the Company’s total loan portfolio at March 31, 2010 and December 31, 2009. Other categories of loans include commercial, agricultural and real estate construction and land development loans. Each of these three categories represented approximately 12% of total loans at March 31, 2010 and December 31, 2009. In addition, the Company’s real estate related loans, including real estate mortgage loans, real estate construction and land development loans, consumer equity lines of credit, and agricultural loans secured by real estate comprised 76% and 77% of the total loan portfolio at March 31, 2010 and December 31, 2009. The business activities of the Company currently are focused in the California counties of Plumas, Nevada, Placer, Lassen, Modoc, Shasta, and Sierra and in Washoe County in Northern Nevada. Consequently, the results of operations and financial condition of the Company are dependent upon the general trends in these economies and, in particular, the residential and commercial real estate markets. In addition, the concentration of the Company’s operations in these areas of Northeastern California and Northwestern Nevada exposes it to greater risk than other banking companies with a wider geographic base in the event of catastrophes, such as earthquakes, fires and floods in these regions.

The rates of interest charged on variable rate loans are set at specific increments in relation to the Company’s lending rate or other indexes such as the published prime interest rate or U.S. Treasury rates and vary with changes in these indexes. At March 31, 2010 and December 31, 2009, approximately 69% and 68%, respectively, of the Company’s loan portfolio was compromised of variable rate loans. While real estate mortgage, commercial and consumer lending remain the foundation of the Company’s historical loan mix, some changes in the mix have occurred due to the changing economic environment and the resulting change in demand for certain loan types. In addition, the Company remains committed to the agricultural industry in Northeastern California and will continue to pursue high quality agricultural loans. Agricultural loans include both commercial and commercial real estate loans. The Company’s agricultural loan balances totaled $40 million and $42 million at March 31, 2010 and December 31, 2009, respectively.
Asset Quality. The Company attempts to minimize credit risk through its underwriting and credit review policies. The Company’s credit review process includes internally prepared credit reviews as well as contracting with an outside firm to conduct periodic credit reviews. Recently we have increased the outside credit reviews from two times per year to four times per year to strengthen the outside credit review function. The Company’s management and lending officers evaluate the loss exposure of classified and impaired loans on a quarterly basis, or more frequently as loan conditions change. The Board of Directors, through the loan committee, reviews the asset quality of new and criticized loans on a monthly basis and reports the findings to the full Board of Directors. In management’s opinion, this loan review system helps facilitate the early identification of potential problem loans.
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
The allowance for loan losses is established through charges to earnings in the form of the provision for loan losses. Loan losses are charged to and recoveries are credited to the allowance for loan losses. The allowance for loan losses is maintained at a level deemed appropriate by management to provide for known and inherent risks in loans. The adequacy of the allowance for loan losses is based upon management’s continuing assessment of various factors affecting the collectibility of loans; including current economic conditions, maturity of the portfolio, size of the portfolio, industry concentrations, borrower credit history, collateral, the existing allowance for loan losses, independent credit reviews, current charges and recoveries to the allowance for loan losses and the overall quality of the portfolio as determined by management, regulatory agencies, and independent credit review consultants retained by the Company. Effective for the first quarter of 2010, the Company modified its method of estimating allocation of the allowance for loan losses for non-impaired loans. The Company has identified pools of loans on which to apply historical loss experience methodology using a rolling eight-quarter historical base. This modification did not have a material affect on the calculation of the required allowance for loan losses for non-impaired loans. There is no precise method of predicting specific losses or amounts which may ultimately be charged off on particular segments of the loan portfolio. The collectibility of a loan is subjective to some degree, but must relate to the borrower’s financial condition, cash flow, quality of the borrower’s management expertise, collateral and guarantees, and state of the local economy.
Nonperforming loans. Nonperforming loans at March 31, 2010 were $18.2 million, an increase of $3.9 million from the $14.3 million balance at December 31, 2009.

Nonperforming loans as a percentage of total loans increased to 5.57% at March 31, 2010 up from 4.30% at December 31, 2009.
Impaired loans are defined as loans which we believe it is probable we will not collect all amounts due according to the contractual terms of the loan agreement. Impaired loans primarily consisted of non-accrual loans as well as loans whose terms have been modified in a troubled debt restructuring.
At March 31, 2010 and December 31, 2009, the Company’s recorded investment in impaired loans totaled $19.1 million and $19.2 million, respectively. The specific allowance for loan losses related to impaired loans was $3.0 million and $4.3 million at March 31, 2010 and December 31, 2009, respectively. The $1.3 million decline in specific reserves is included in total charge-offs during the three months ended March 31, 2010.
Nonperforming assets. Nonperforming assets (which are comprised of OREO and repossessed vehicle holdings) at March 31, 2010 were $29.1 million, an increase of $3.5 million from the $25.6 million balance at December 31, 2009.
OREO represents real property taken by the Bank either through foreclosure or through a deed in lieu thereof from the borrower. Repossessed assets include vehicles and other commercial assets acquired under agreements with delinquent borrowers. Repossessed assets and OREO are carried at the lesser of cost or fair market value, less selling costs. OREO holdings represented thirty-four properties totaling $10.9 million at March 31, 2010 and twenty-nine properties totaling $11.2 million at December 31, 2009. Nonperforming assets as a percentage of total assets increased to 5.72% at March 31, 2010 up from 4.84% at December 31, 2009.
Analysis of allowance for loan losses. The allowance for loan losses totaled $8.3 million at March 31, 2010 and $9.6 million at December 31, 2009. The allowance for loan losses as a percentage of total loans decreased from 2.88% at December 31, 2009 to 2.53% at March 31, 2010. The decrease in the allowance for loan losses from December 31, 2009 is attributable to a $1.3 million decline in specific reserves related to impaired loans from $4.3 million at December 31, 2009 to $3.0 million at March 31, 2010. This decline primarily resulted from partial loan charge-offs during the period. General reserves totaled $5.3 million at March 31, 2010 and December 31, 2009. As a percentage of total loans general reserves increased from 1.59% at December 31, 2009 to 1.61% at March 31, 2010.
Net charge-offs totaled $2.8 million during the three months ended March 31, 2010 consisting of $2.85 million in charge-offs less $48 thousand in recoveries. We currently anticipate that net charge-offs could range from approximately $6 million to $8 million in 2010, the largest part of which are anticipated to be related to real estate loans. While net-charges increased significantly from March 31, 2009, most of the amounts charged off had been incorporated in the allowance for loan losses at December 31, 2009 as specific reserves on impaired loans. However, given the lack of stability in the real estate market and the recent volatility in charge-offs, there can be no assurance that charge offs of loans in future periods will not increase or decrease from this estimate.
It is the policy of management to make additions to the allowance for loan losses so that it remains appropriate to absorb the inherent risk of loss in the portfolio. Management believes that the allowance at March 31, 2010 is appropriate. However, the determination of the amount of the allowance is judgmental and subject to economic conditions which cannot be predicted with certainty. Accordingly, the Company cannot predict whether charge-offs of loans in excess of the allowance may occur in future periods.

The following table provides certain information for the three-month period indicated with respect to the Company’s allowance for loan losses as well as charge-off and recovery activity, in thousands:

	For the Three Months
	Ended March 31,
	2010	2009

Balance at January 1,	$9,568	$7,224

Charge-offs:
Commercial and agricultural	(377)	(150)
Real estate mortgage	(781)	(61)
Real estate construction	(1,567)	(138)
Consumer	(125)	(180)

Total charge-offs	(2,850)	(529)

Recoveries:
Commercial and agricultural	5	—
Real estate mortgage	3	—
Real estate construction	—	—
Consumer	40	53

Total recoveries	48	53

Net charge-offs	(2,802)	(476)

Provision for loan losses	1,500	2,900

Balance at March 31,	$8,266	$9,648

Annualized net charge-offs during the three-month period to average loans	3.47%	0.53%
Allowance for loan losses to total loans	2.53%	2.67%
Investment securities. Investment securities decreased $22.4 million to $65.5 million at March 31, 2010, down from $87.9 million at December 31, 2009. The investment portfolio balances in U.S. Treasuries, U.S. Government agencies and municipal obligations comprised 2%, 96% and 2%, respectively, of the Company’s investment portfolio at March 31, 2010 compared to 1%, 86% and 13% at December 31, 2009. During the first quarter of 2010 we chose to sell the majority of our municipal securities portfolio as part of our overall asset/liability management strategy and related to the favorable market price for these securities. In addition, we sold $4 million in U.S. government agency securities to lock in significant gains that were available on these securities. The total proceeds received from the sale of municipal and agency securities were $14.5 million including a $570 thousand gain on sale.
Premises and equipment. Premises and equipment increased by $713 thousand from $14.5 million at December 31, 2009 to $15.3 million at March 31, 2010. At March 31, 2010 we purchased the Redding Branch building, which we formerly leased, for a purchase price of $1.0 million. This increase in premises costs was partially offset by $338 thousand in depreciation expense during the three months ended March 31, 2010.

Deposits. Total deposits were $432 million as of March 31, 2010, down slightly from the December 31, 2009 balance of $433 million. Declines of $5.9 million in non-interest bearing demand deposits and $4.1 million in interest bearing transaction accounts (NOW) were mostly offset by a $1.9 million increase in money market and savings accounts and a $6.8 million increase in time deposits. The increase in time deposits is related to a promotional time deposit product we began offering in June, 2009 and continued to offer until April 30, 2010. The Company continues to manage the mix of its deposits consistent with its identity as a community bank serving the financial needs of its customers. Non-interest bearing demand deposits declined to 24% of total deposits at March 31, 2010, down from 26% at December 31, 2009. Interest bearing transaction accounts were 24% of total deposits at March 31, 2010 and 25% at December 31, 2009. Money market and savings deposits totaled 22% of total deposits at March 31, 2010 and 21% at December 31, 2009. Time deposits were 30% of total deposits as of March 31, 2010 and 28% at December 31, 2009.
Included in time deposits at March 31, 2010 and December 31, 2009 were $5 million in CDARS reciprocal time deposits which, under regulatory guidelines, are classified as brokered deposits.
Short-term borrowing arrangements. The Company has a secured short-term borrowing arrangement with one of its correspondent banks in the amount of $5 million. No borrowings were outstanding under this arrangement at March 31, 2010 or December 31, 2009. In addition, the Company has the ability to secure advances through the FRB discount window. These advances also must be collateralized.
The Company is a member of the Federal Home Loan Bank (FHLB) and can borrow up to $82,607,000 from the FHLB secured by commercial and residential mortgage loans with carrying values totaling $229,189,000. The Company is required to hold FHLB stock as a condition of membership. At March 31, 2010, the Company held $1,933,000 of FHLB stock which is recorded as a component of other assets. At this level of stock holdings the Company can borrow up to $41,123,000. Total borrowings at March 31, 2010 from the FHLB were $20,000,000 consisting of long-term FHLB advances. To borrow the $82,607,000 in available credit the Company would need to purchase $1,950,000 in additional FHLB stock.
Short-term borrowings at December 31, 2009 consisted of a $20 million FHLB advance at 0.47% which matured on January 19, 2010. There were no short- term borrowings outstanding at March 31, 2010.
The average balance in short-term borrowings during the three months ended March 31, 2010 and 2009 were $4.0 million and $26.5 million, respectively. The average rate paid on these borrowings was 0.51% during the three months ended March 31, 2010 and 0.26% during the first quarter of 2009. The maximum amount of short-term borrowings outstanding at any month-end during the quarters ended March 31, 2010 and 2009 was $20 million and $31 million, respectively.
Long-term borrowing arrangements. Long-term borrowings at March 31, 2010 and December 31, 2009 consisted of two $10 million FHLB advances. The first advance matures on November 23, 2011 and bears interest at 1.00%. The second advance matures on November 23, 2012 and bears interest at 1.60%. Interest rates on both advances are fixed until maturity.
CAPITAL RESOURCES
Shareholders’ equity as of March 31, 2010 totaled $38.0 million down slightly from $38.2 million as of December 31, 2009.
On January 30, 2009, under the Capital Purchase Program, the Company sold (i) 11,949 shares of the Company’s Fixed Rate Cumulative Perpetual Preferred Stock, Series A (the “Preferred Shares”) and (ii) a ten-year warrant to purchase up to 237,712 shares of the Company’s common stock, no par value at an exercise price, subject to anti-dilution adjustments, of $7.54 per share, for an aggregate purchase price of $11,949,000 in cash. Ten million of the twelve million in proceeds from the sale of the Series A Preferred Stock was injected into Plumas Bank providing addition capital for the bank to support growth in loans and investment securities and strengthen its capital ratios. The remainder provides funds for holding company activities and general corporate purposes.

It is the policy of the Company to periodically distribute excess retained earnings to the shareholders through the payment of cash dividends. Such dividends help promote shareholder value and capital adequacy by enhancing the marketability of the Company’s stock. All authority to provide a return to the shareholders in the form of a cash or stock dividend or split rests with the Board of Directors (the “Board). The Board will periodically, but on no regular schedule, review the appropriateness of a cash dividend payment. No common cash dividends were paid in 2009 and none are anticipated to be paid in 2010.
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
Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios of total and Tier 1 capital to risk-weighted assets and of Tier 1 capital to average assets. Each of these components is defined in the regulations. Management believes that the Company met all its capital adequacy requirements and that the Bank met the requirements to be considered well capitalized under the regulatory framework for prompt corrective action as of March 31, 2010.

The following table presents the Company’s and the Bank’s capital ratios as of March 31, 2010 and December 31, 2009, in thousands:

	March 31, 2010		December 31, 2009
	Amount	Ratio	Amount	Ratio
Tier 1 Leverage Ratio

Plumas Bancorp and Subsidiary	$40,878	8.1%	$40,564	7.9%
Minimum regulatory requirement	20,118	4.0%	20,652	4.0%
Plumas Bank	40,883	8.1%	38,172	7.4%
Minimum requirement for “Well-Capitalized” institution under the prompt corrective action plan	25,186	5.0%	25,848	5.0%
Minimum regulatory requirement	20,149	4.0%	20,678	4.0%

Tier 1 Risk-Based Capital Ratio

Plumas Bancorp and Subsidiary	40,878	11.1%	40,564	10.4%
Minimum regulatory requirement	14,682	4.0%	15,641	4.0%
Plumas Bank	40,883	11.1%	38,172	9.8%
Minimum requirement for “Well-Capitalized” institution under the prompt corrective action plan	22,067	6.0%	23,433	6.0%
Minimum regulatory requirement	14,712	4.0%	15,622	4.0%

Total Risk-Based Capital Ratio

Plumas Bancorp and Subsidiary	45,513	12.4%	45,512	11.6%
Minimum regulatory requirement	29,363	8.0%	31,281	8.0%
Plumas Bank	45,528	12.4%	43,113	11.0%
Minimum requirement for “Well-Capitalized” institution under the prompt corrective action plan	36,779	10.0%	39,056	10.0%
Minimum regulatory requirement	29,423	8.0%	31,244	8.0%
LIQUIDITY
The Company manages its liquidity to provide the ability to generate funds to support asset growth, meet deposit withdrawals (both anticipated and unanticipated), fund customers’ borrowing needs, satisfy maturity of short-term borrowings and maintain reserve requirements. The Company’s liquidity needs are managed using assets or liabilities, or both. On the asset side the Company maintains cash and due from banks along with an investment portfolio containing U.S. government securities and agency securities. On the liability side, liquidity needs are managed by charging competitive offering rates on deposit products and the use of established lines of credit from a correspondent financial institution and the FHLB.
The Company has a secured short-term borrowing arrangement with one of its correspondent banks in the amount of $5 million. No borrowings were outstanding under this arrangement at March 31, 2010 or December 31, 2009. In addition, the Company has the ability to secure advances through the FRB discount window. These advances also must be collateralized. Subject to the purchase of additional FHLB stock, the Company can borrow up to $83 million from the FHLB secured by commercial and residential mortgage loans. At March 31, 2010 the Company had outstanding borrowings, consisting of $20 million in long-term FHLB advances.

Customer deposits are the Company’s primary source of funds. Total deposits were $432 million as of March 31, 2010, down slightly from the December 31, 2009 balance of $433 million. Deposits are held in various forms with varying maturities. The Company’s securities portfolio, Federal funds sold, Federal Home Loan Bank advances, and cash and due from banks serve as the primary sources of liquidity, providing adequate funding for loans during periods of high loan demand. During periods of decreased lending, funds obtained from the maturing or sale of investments, loan payments, and new deposits are invested in short-term earning assets, such as cash held at the FRB, Federal funds sold and investment securities, to serve as a source of funding for future loan growth. Management believes that the Company’s available sources of funds, including borrowings, will provide adequate liquidity for its operations in the foreseeable future.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
As a smaller reporting company we are not required to provide the information required by this item.
ITEM 4T. CONTROLS AND PROCEDURES
The Company’s Interim Chief Executive Officer and Interim Chief Financial Officer, based on their evaluation of the Company’s disclosure controls and procedures as of the end of the Company’s fiscal quarter ended March 31, 2010 (as defined in Exchange Act Rule 13a—15(e), have concluded that the Company’s disclosure controls and procedures are adequate and effective for purposes of Rule 13a—15(e) in timely alerting them to material information relating to the Company required to be included in the Company’s filings with the SEC under the Securities Exchange Act of 1934.
There were no significant changes in the Company’s internal control over financial reporting or in other factors that could significantly affect internal controls that occurred during the Company’s fiscal quarter ended March 31, 2010.
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
ITEM 4. (REMOVED AND RESERVED)
None.
ITEM 5. OTHER INFORMATION
None.

ITEM 6. EXHIBITS
The following documents are included or incorporated by reference in this Quarterly Report on Form 10-Q:

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

10.36	Form of Senior Executive Officer letter agreement, is included as exhibit 10.2 to Registrant’s 8-K filed on January 30, 2009, which is incorporated by this reference herein.

10.37	Deferred Fee Agreement of Alvin Blickenstaff is included as Exhibit 10.37 to the Registrant’s 10-Q for March 31, 2009, which is incorporated by this reference herein.

10.40	2001 Stock Option Plan as amended is included as exhibit 99.1 of the Form S-8 filed July 23, 2002, File No. 333-96957, which is incorporated by this reference herein.

10.41	Form of Indemnification Agreement (Plumas Bancorp). is included as Exhibit 10.41 to the Registrant’s 10-Q for March 31, 2009, which is incorporated by this reference herein.

10.42	Form of Indemnification Agreement (Plumas Bank). is included as Exhibit 10.42 to the Registrant’s 10-Q for March 31, 2009, which is incorporated by this reference herein.

10.43	Plumas Bank 401(k) Profit Sharing Plan as amended is included as exhibit 99.1 of the Form S-8 filed February 14, 2003, File No. 333-103229, which is incorporated by this reference herein.

10.44	Executive Salary Continuation Agreement of Robert T. Herr dated June 4, 2002, is included as Exhibit 10.44 to the Registrant’s 10-Q for March 31, 2003, which is incorporated by this reference herein.

10.46	1991 Stock Option Plan as amended is included as Exhibit 10.46 to the Registrant’s 10-Q for September 30, 2004, which is incorporated by this reference herein.

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

11	Computation of per share earnings appears in the attached 10-Q under Plumas Bancorp and Subsidiary Notes to Condensed Consolidated Financial Statements as Footnote 5 — Earnings Per Share.

31.1	Rule 13a-14(a) [Section 302] Certification of Principal Financial Officer dated April 28, 2010.

31.2	Rule 13a-14(a) [Section 302] Certification of Principal Executive Officer dated April 28, 2010.

32.1	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 dated April 28, 2010.

32.2	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 dated April 28, 2010.
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
PLUMAS BANCORP
(Registrant)
Date: April 28, 2010

/s/ Richard L. Belstock
Richard L. Belstock
Interim Chief Financial Officer

/s/ Andrew J. Ryback
Andrew J. Ryback
Interim President and Chief Executive Officer