Form 10-Q
period 2010-06-30
PLUMAS BANCORP
filed 2010-07-28
CIK 1168455

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED June 30, 2010

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of July 26, 2010 4,776,339 shares

PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
PLUMAS BANCORP
CONDENSED CONSOLIDATED BALANCE SHEET
(Unaudited)
(In thousands, except share data)

	June 30,	December 31,
	2010	2009

Assets
Cash and cash equivalents	$62,480	$59,493
Investment securities	70,156	87,950
Loans, less allowance for loan losses of $6,146 at June 30, 2010 and $9,568 at December 31, 2009	318,326	323,408
Premises and equipment, net	15,037	14,544
Intangible assets, net	561	648
Bank owned life insurance	10,288	10,111
Real estate and vehicles acquired through foreclosure	9,769	11,269
Accrued interest receivable and other assets	18,917	20,694

Total assets	$505,534	$528,117

Liabilities and Shareholders’ Equity

Deposits:
Non-interest bearing	$108,166	$111,958
Interest bearing	316,750	321,297

Total deposits	424,916	433,255
Short-term borrowings	—	20,000
Long-term debt	20,000	20,000
Accrued interest payable and other liabilities	11,569	6,321
Junior subordinated deferrable interest debentures	10,310	10,310

Total liabilities	466,795	489,886

Commitments and contingencies (Note 5)	—	—

Shareholders’ equity:
Serial preferred stock, no par value; 10,000,000 shares authorized; 11,949 issued and outstanding at June 30, 2010 and December 31, 2009	11,639	11,595
Common stock, no par value; 22,500,000 shares authorized; issued and outstanding — 4,776,339 shares at June 30, 2010 and December 31, 2009	5,942	5,970
Retained earnings	20,412	20,044
Accumulated other comprehensive income	746	622

Total shareholders’ equity	38,739	38,231

Total liabilities and shareholders’ equity	$505,534	$528,117

See notes to unaudited condensed consolidated financial statements.

PLUMAS BANCORP
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
(Unaudited)
(In thousands, except per share data)

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2010	2009	2010	2009
Interest Income:
Interest and fees on loans	$4,733	$5,364	$9,502	$10,466
Interest on investment securities:
Taxable	426	411	933	744
Exempt from Federal income taxes	8	118	115	237
Other	14	—	19	—

Total interest income	5,181	5,893	10,569	11,447

Interest Expense:
Interest on deposits	711	776	1,498	1,539
Interest borrowings	65	18	134	35
Interest on junior subordinated deferrable interest debentures	76	99	151	209
Other	1	2	2	5

Total interest expense	853	895	1,785	1,788

Net interest income before provision for loan losses	4,328	4,998	8,784	9,659
Provision for Loan Losses	900	5,850	2,400	8,750

Net interest income (loss) after provision for loan losses	3,428	(852)	6,384	909

Non-Interest Income:
Service charges	932	947	1,830	1,853
Sale of merchant processing portfolio	1,435	—	1,435	—
Gain on sale of investments	10	—	580	—
Gain on sale of loans	239	—	240	10
Earnings on Bank owned life insurance policies	113	108	222	215
Other	236	221	445	428

Total non-interest income	2,965	1,276	4,752	2,506

Non-Interest Expenses:
Salaries and employee benefits	2,563	2,710	5,112	5,590
Occupancy and equipment	822	936	1,535	1,933
Other	2,067	2,348	3,515	3,775

Total non-interest expenses	5,452	5,994	10,162	11,298

Income (loss) before provision for income taxes	941	(5,570)	974	(7,883)
Provision (Benefit) for Income Taxes	365	(2,339)	264	(3,376)

Net income (loss)	$576	$(3,231)	$710	$(4,507)
Preferred Stock Dividends and Discount Accretion	(171)	(171)	(342)	(287)

Net income (loss) available to common shareholders	$405	$(3,402)	$368	$(4,794)

Basic earnings (loss) per share	$0.08	$(0.71)	$0.08	$(1.00)

Diluted earnings (loss) per share	$0.08	$(0.71)	$0.08	$(1.00)

See notes to unaudited condensed consolidated financial statements.

PLUMAS BANCORP
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited)
(In thousands)

	For the Six Months
	Ended June 30,
	2010	2009
Cash Flows from Operating Activities:
Net income (loss)	$710	$(4,507)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Provision for loan losses	2,400	8,750
Change in deferred loan origination costs/fees, net	(95)	(9)
Depreciation and amortization	875	1,000
Stock-based compensation expense	(28)	129
Amortization of investment security premiums	232	85
Accretion of investment security discounts	(38)	(30)
Net loss on sale of other real estate	37	104
Net (gain) loss on sale of vehicles owned	(4)	37
Gain on sale of investments	(580)	—
Gain on sale of loans held for sale	(240)	(10)
Loans originated for sale	(8,249)	(3,796)
Proceeds from secured borrowing	4,885	—
Proceeds from loan sales	3,743	438
Earnings on Bank owned life insurance policies	(177)	(172)
Provision for losses on other real estate	346	356
Decrease (increase) in accrued interest receivable and other assets	1,568	(3,340)
Increase in accrued interest payable and other liabilities	169	119

Net cash provided by (used in) operating activities	5,554	(846)

Cash Flows from Investing Activities:
Proceeds from matured and called available-for-sale investment securities	17,720	7,000
Proceeds from matured and called held-to-maturity investment securities	—	250
Purchases of available-for-sale investment securities	(18,179)	(27,212)
Proceeds from principal repayments from available-for-sale government-guaranteed mortgage-backed securities	3,710	3,618
Proceeds from sale of available-for-sale securities	15,140	—
Net decrease (increase) in loans	6,260	(1,287)
Proceeds from sale of other vehicles	89	180
Proceeds from sale of other real estate	2,342	855
Purchase of premises and equipment	(1,160)	(201)

Net cash provided by (used in) investing activities	25,922	(16,797)

Continued on next page.

PLUMAS BANCORP
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited)
(In thousands)
(Continued)

	For the Six Months
	Ended June 30,
	2010	2009
Cash Flows from Financing Activities:
Net (decrease) increase in demand, interest bearing and savings deposits	$(11,684)	$23,078
Net increase in time deposits	3,345	4,226
Net decrease in short-term borrowings	(20,000)	(29,000)
Net proceeds from exercise of stock options	—	5
Payment of cash dividends on preferred stock	(150)	(174)
Issuance of preferred stock, net of discount	—	11,517
Issuance of common stock warrant	—	407

Net cash (used in) provided by financing activities	(28,489)	10,059

Increase (decrease) in cash and cash equivalents	2,987	(7,584)
Cash and Cash Equivalents at Beginning of Year	59,493	18,791

Cash and Cash Equivalents at End of Period	$62,480	$11,207

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:
Interest expense	$1,609	$1,820
Income taxes	$—	$65

Non-Cash Investing Activities:
Real estate and vehicles acquired through foreclosure	$1,264	$1,072
Net change in unrealized income on available-for-sale securities	$124	$45
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
The Bank operates eleven branches in California, including branches in Alturas, Chester, Fall River Mills, Greenville, Kings Beach, Portola, Quincy, Redding, Susanville, Tahoe City, and Truckee. In addition to its branch network, the Bank operates an administrative office in Reno, Nevada and a lending office specializing in government-guaranteed lending in Auburn, California. The Bank’s primary source of revenue is generated from providing loans to customers who are predominately small and middle market businesses and individuals residing in the surrounding areas.
The Bank’s deposits are insured by the Federal Deposit Insurance Corporation (FDIC) up to applicable legal limits. The Bank is participating in the Federal Deposit Insurance Corporation (FDIC) Transaction Account Guarantee Program. Under the program, through December 31, 2010, all noninterest-bearing transaction accounts are fully guaranteed by the FDIC for the entire amount in the account. Coverage under the Transaction Account Guarantee Program is in addition to and separate from the coverage under the FDIC’s general deposit insurance rules. On July 21, 2010, President Barack Obama signed the Dodd-Frank Wall Street Reform and Consumer Protection Act, which, in part, permanently raises the current standard maximum deposit insurance amount to $250,000.
2. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
The condensed consolidated financial statements include the accounts of the Company and the accounts of its wholly-owned subsidiary, Plumas Bank. Plumas Statutory Trust I and Plumas Statutory Trust II are not consolidated into the Company’s consolidated financial statements and, accordingly, are accounted for under the equity method. In the opinion of management, the unaudited condensed consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the Company’s financial position at June 30, 2010 and December 31, 2009 and its results of operations for the three-month and six-month periods ended June 30, 2010 and 2009 and its cash flows for the six-month periods ended June 30, 2010 and 2009. Certain reclassifications have been made to prior period’s balances to conform to classifications used in 2010.
The unaudited condensed consolidated financial statements of the Company have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim reporting on Form 10-Q. Accordingly, certain disclosures normally presented in the notes to the annual consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been omitted. The Company believes that the disclosures are adequate to make the information not misleading. These interim financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s 2009 Annual Report to Shareholders on Form 10-K. The results of operations for the three-month and six-month periods ended June 30, 2010 may not necessarily be indicative of future operating results. In preparing such financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the balance sheet and revenues and expenses for the periods reported. Actual results could differ significantly from those estimates.
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

3. INVESTMENT SECURITIES
The amortized cost and estimated fair value of investment securities at June 30, 2010 and December 31, 2009 consisted of the following:

	June 30, 2010
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

Debt securities:
U.S. Treasury securities	$1,043,000		$(3,000)	$1,040,000
U.S. Government agencies	43,381,000	$423,000		43,804,000
U.S. Government agencies collateralized by mortgage obligations	23,871,000	817,000		24,688,000
Obligations of states and political subdivisions	591,000	33,000		624,000

	$68,886,000	$1,273,000	$(3,000)	$70,156,000

Net unrealized gains on available-for-sale investment securities totaling $1,270,000 were recorded, net of $524,000 in tax expense, as accumulated other comprehensive income within shareholders’ equity at June 30, 2010. During the six months ended June 30, 2010 the Company sold forty-two available-for-sale securities for $15,140,000, recording a $580,000 gain on sale.

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
Investment securities with unrealized losses at June 30, 2010 are summarized and classified according to the duration of the loss period as follows:

	More than 12 Months
	Fair	Unrealized
	Value	Losses
Debt securities:

U.S. Treasury securities	$1,040,000	$3,000

Investment securities with unrealized losses at December 31, 2009 are summarized and classified according to the duration of the loss period as follows:

	Less than 12 Months
	Fair	Unrealized
	Value	Losses
Debt securities:

U.S. Treasury securities	$1,052,000	$7,000
U.S. Government agencies	10,787,000	51,000
Obligations of states and political subdivisions	1,208,000	25,000

	$13,047,000	$83,000

At June 30, 2010, the Company held 78 securities of which one U.S. Treasury security was in a loss position. The unrealized loss relates to market rate conditions. The security continues to pay as scheduled. When analyzing an issuer’s financial condition, management considers the length of time and extent to which the market value has been less than cost; the historical and implied volatility of the security; the financial condition of the issuer of the security; and the Company’s intent and ability to hold the security to recovery. As of June 30, 2010, management does not have the intent to sell this security nor does it believe it is more likely than not that it will be required to sell this security before the recovery of its amortized cost basis. Based on the Company’s evaluation of the above and other relevant factors, the Company does not believe the security that is in an unrealized loss position as of June 30, 2010 is other than temporarily impaired.
The amortized cost and estimated fair value of investment securities at June 30, 2010 by contractual maturity are shown below. Expected maturities will differ from contractual maturities because the issuers of the securities may have the right to call or prepay obligations with or without call or prepayment penalties.

		Estimated
	Amortized	Fair
	Cost	Value

One year or less	$1,020,000	$1,025,000
After one year through five years	43,404,000	43,819,000
After five years through ten years	591,000	624,000

	45,015,000	45,468,000
Investment securities not due at a single maturity date:
Government-guaranteed mortgage-backed securities	23,871,000	24,688,000

	$68,886,000	$70,156,000

Investment securities with amortized costs totaling $51,887,000 and $72,154,000 and estimated fair values totaling $53,011,000 and $73,254,000 at June 30, 2010 and December 31, 2009, respectively, were pledged to secure deposits, including public deposits and treasury, tax and loan accounts.

4. LOANS
Outstanding loans are summarized below, in thousands:

	June 30,	December 31,
	2010	2009
Commercial	$42,692	$37,056
Agricultural	40,675	41,722
Real estate — mortgage	155,799	161,397
Real estate — construction and land development	34,141	38,061
Consumer	50,828	54,442

	324,135	332,678
Deferred loan costs, net	337	298
Allowance for loan losses	(6,146)	(9,568)

	$318,326	$323,408

Included in commercial loans at June 30, 2010 is $4,885,000 in guaranteed portions of SBA loans sold subject to a 90-day premium refund obligation. In accordance with new accounting standards for the sale of a portion of a loan, as more fully described in Note 13, we have recorded the proceeds from the sale of the guaranteed portions of SBA loans that are subject to a premium refund obligation as a secured borrowing and included such secured borrowings in other liabilities on the balance sheet. Once the premium refund obligation has elapsed the transaction will be recorded as a sale with the guaranteed portions of loans and the secured borrowing removed from the balance sheet and the resulting gain on sale recorded.
At June 30, 2010 and December 31, 2009, nonaccrual loans totaled $17,363,000 and $14,263,000, respectively.
Changes in the allowance for loan losses were as follows, in thousands:

	June 30,	December 31,
	2010	2009
Balance, beginning of year	$9,568	$7,224
Provision charged to operations	2,400	14,500
Losses charged to allowance	(5,945)	(12,500)
Recoveries	123	344

Balance, end of period	$6,146	$9,568

The following table presents information regarding impaired loans:

	June 30,	December 31,
	2010	2009
Balance of impaired loans carried at cost	$8,086	$5,512
Balance of impaired loans carried at fair value	8,860	9,435

Total recorded investment in impaired loans (net of allocated allowance of $1,172 at June 30, 2010 and $4,281 at December 31, 2009)	$16,946	$14,947

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

In the normal course of business, there are various outstanding commitments to extend credit, which are not reflected, in the financial statements, including loan commitments of $68,162,000 and $67,258,000 and stand-by letters of credit of $334,000 and $304,000 at June 30, 2010 and December 31, 2009, respectively.
Of the loan commitments outstanding at June 30, 2010, $7,715,000 are real estate construction loan commitments that are expected to fund within the next twelve months. The remaining commitments primarily relate to revolving lines of credit or other commercial loans, and many of these are expected to expire without being drawn upon. Therefore, the total commitments do not necessarily represent future cash requirements. Each loan commitment and the amount and type of collateral obtained, if any, are evaluated on an individual basis. Collateral held varies, but may include real property, bank deposits, debt or equity securities or business assets.
Stand-by letters of credit are conditional commitments written to guarantee the performance of a customer to a third party. These guarantees are primarily related to the purchases of inventory by commercial customers and are typically short-term in nature. Credit risk is similar to that involved in extending loan commitments to customers and accordingly, evaluation and collateral requirements similar to those for loan commitments are used. The deferred liability related to the Company’s stand-by letters of credit was not significant at June 30, 2010 or December 31, 2009.
6. PREFERRED STOCK AND JUNIOR SUBORDINATED DEBENTURES
During the second quarter of 2010, Plumas Bancorp, at the request of the Federal Reserve Bank of San Francisco (FRB), suspended quarterly cash dividend payments on its Series A Preferred Stock. While Plumas Bancorp accrued for this obligation, it is currently in arrears in the amount of $149 thousand with the dividend payments on the Series A Preferred Stock as of the date of filing this report.
During the second quarter of 2010, Plumas Bancorp, at the request of the FRB, deferred regularly scheduled quarterly interest payments on its outstanding junior subordinated debentures relating to its two trust preferred securities. While Plumas Bancorp accrued for this obligation, it is currently in arrears with the interest payments on the junior subordinated debentures as permitted by the related documentation. As of the date of filing this report, the amount of the arrearage on the payments on the subordinated debt associated with the trust preferred securities is $62 thousand.
7. EARNINGS (LOSS) PER SHARE
Basic earnings (loss) per share is computed by dividing income (loss) available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted earnings (loss) per share reflects the potential dilution that could occur if securities or other contracts to issue common stock, such as stock options, result in the issuance of common stock which shares in the earnings of the Company. The treasury stock method has been applied to determine the dilutive effect of stock options in computing diluted earnings per share.

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
(In thousands, except per share data)	2010	2009	2010	2009
Net Income (loss):
Net income (loss)	$576	$(3,231)	$710	$(4,507)
Dividends accrued and discount accreted on preferred shares	(171)	(171)	(342)	(287)

Net income (loss) available to common shareholders	$405	$(3,402)	$368	$(4,794)

Earnings Per Share:
Basic earnings (loss) per share	$0.08	$(0.71)	$0.08	$(1.00)
Diluted earnings (loss) per share	$0.08	$(0.71)	$0.08	$(1.00)
Weighted Average Number of Shares Outstanding:
Basic shares	4,776	4,776	4,776	4,776
Diluted shares	4,776	4,776	4,776	4,776

Shares of common stock issuable under stock options for which the exercise prices were greater than the average market prices were not included in the computation of diluted earnings per share due to their antidilutive effect. When a net loss occurs, no difference in earnings per share is calculated because the conversion of potential common stock is anti-dilutive. Stock options during the three months and six months ended June 30, 2010 were excluded from the calculation of earnings per share as they were anti-dilutive.
8. COMPREHENSIVE INCOME (LOSS)
Total comprehensive income (loss) for the three months ended June 30, 2010 and 2009 totaled $890,000 and $(3,295,000), respectively. Comprehensive income (loss) is comprised of unrealized gains (losses), net of taxes, on available-for-sale investment securities, which were $314,000 and $(64,000) for the three months ended June 30, 2010 and 2009, respectively, together with net income (loss).
Total comprehensive income (loss) for the six months ended June 30, 2010 and 2009 totaled $834,000 and $(4,462,000), respectively. Comprehensive income (loss) is comprised of unrealized gains, net of taxes, on available-for-sale investment securities, which were $124,000 and $45,000 for the six months ended June 30, 2010 and 2009, respectively, together with net income (loss).
At June 30, 2010 and December 31, 2009, accumulated other comprehensive income totaled $746,000 and $622,000, respectively, and is reflected, net of taxes, as a component of shareholders’ equity.
9. STOCK-BASED COMPENSATION
In 2001 and 1991, the Company established Stock Option Plans for which 939,169 shares of common stock remain reserved for issuance to employees and directors and 535,203 shares are available for future grants under incentive and nonstatutory agreements as of June 30, 2010. The Company did not grant options during the six months ended June 30, 2010 and 2009.
During the six months ended June 30, 2010 the Company recognized a reversal of compensation cost related to a revision in the estimated forfeiture rate. This resulted in a credit to operating expense of $28,000 during the six months ended June 30, 2010 and a reduction in the future income tax benefit of $1,000. Compensation cost related to stock options recognized in operating results was $129,000 for the six months ended June 30, 2009. The associated future income tax benefit recognized was $10,000 for the six months ended June 30, 2009.
Compensation cost related to stock options recognized in operating results was $44,000 and $64,000 for the quarters ended June 30, 2010 and 2009, respectively. The associated future income tax benefit recognized was $3,000 and $5,000 for the quarters ended June 30, 2010 and 2009, respectively.
The following table summarizes information about stock option activity for the six months ended June 30, 2010:

			Weighted
			Average
		Weighted	Remaining
		Average	Contractual
		Exercise	Term	Intrinsic Value
	Shares	Price	(in years)	(in thousands)
Options outstanding at December 31, 2009	403,966	$13.56
Options granted	—	—
Options exercised	—	—
Options cancelled	(65,984)	$14.13

Options outstanding at June 30, 2010	337,982	$13.44	4.2	$—

Options exercisable at June 30, 2010	278,989	$13.28	3.9	$—

Expected to vest after June 30, 2010	51,278	$14.24	5.3	$—

At June 30, 2010, there was $158,000 of total unrecognized compensation cost related to non-vested stock option awards which is expected to be recognized over a weighted-average period of 1.1 years. The total fair value of options vested during the six months ended June 30, 2010 was $205,000.
10. INCOME TAXES
The Company files its income taxes on a consolidated basis with its subsidiary. The allocation of income tax expense (benefit) represents each entity’s proportionate share of the consolidated provision for income taxes.
Deferred tax assets and liabilities are recognized for the tax consequences of temporary differences between the reported amount of assets and liabilities and their tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The determination of the amount of deferred income tax assets which are more likely than not to be realized is primarily dependent on projections of future earnings, which are subject to uncertainty and estimates that may change given economic conditions and other factors. The realization of deferred income tax assets is assessed and a valuation allowance is recorded if it is “more likely than not” that all or a portion of the deferred tax asset will not be realized. “More likely than not” is defined as greater than a 50% chance. All available evidence, both positive and negative is considered to determine whether, based on the weight of that evidence, a valuation allowance is needed. Based upon our analysis of available evidence, we have determined that it is “more likely than not” that all of our deferred income tax assets as of June 30, 2010 and December 31, 2009 will be fully realized and therefore no valuation allowance was recorded. On the consolidated balance sheet, net deferred tax assets are included in accrued interest receivable and other assets.
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
Interest expense and penalties associated with unrecognized tax benefits, if any, are classified as income tax expense in the consolidated statement of income. There have been no significant changes to unrecognized tax benefits or accrued interest and penalties for the quarter ended June 30, 2010.

11. FAIR VALUE MEASUREMENT
Fair Value of Financial Instruments
The estimated fair values of the Company’s financial instruments are as follows:

	June 30, 2010		December 31, 2009
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Financial assets:
Cash and cash equivalents	$62,480,000	$62,480,000	$59,493,000	$59,493,000
Investment securities	70,156,000	70,156,000	87,950,000	87,950,000
Loans	318,326,000	316,790,000	323,408,000	325,589,000
Bank owned life insurance	10,288,000	10,288,000	10,111,000	10,111,000
Accrued interest receivable	1,938,000	1,938,000	2,487,000	2,487,000

Financial liabilities:
Deposits	$424,916,000	$424,969,000	$433,255,000	$433,311,000
Short-term borrowings	—	—	20,000,000	20,000,000
Long-term debt	20,000,000	20,228,000	20,000,000	19,817,000
Junior subordinated deferrable interest debentures	10,310,000	2,989,000	10,310,000	2,909,000
Accrued interest payable	652,000	652,000	476,000	476,000
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
The following methods and assumptions were used by management to estimate the fair value of its financial instruments at June 30, 2010 and December 31, 2009:
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
The following tables present information about the Company’s assets and liabilities measured at fair value on a recurring and non recurring basis as of June 30, 2010 and December 31, 2009, and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value:
Level 1: Quoted prices for identical instruments traded in active exchange markets.
Level 2: Quoted process for similar instruments in active markets, quoted process for identical or similar instruments in markets that are not active and model-based valuation techniques for which all significant assumptions are observable or can be corroborated by observable market data.
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
Assets and liabilities measured at fair value on a recurring basis are summarized below:

Fair Value Measurements at June 30, 2010 Using
Quoted Prices in
		Active Markets for	Significant Other	Significant
	Total Fair	Identical Assets	Observable Inputs	Unobservable
	Value	(Level 1)	(Level 2)	Inputs (Level 3)

Assets:
Available-for- sale securities	$70,156,000	$45,468,000	$24,688,000

There were no transfers into or out of Levels 1 and 2 of the fair value hierarchy during the six months ended June 30, 2010.

Fair Value Measurements at December 31, 2009 Using
Quoted Prices in
		Active Markets for	Significant Other	Significant
	Total Fair	Identical Assets	Observable Inputs	Unobservable
	Value	(Level 1)	(Level 2)	Inputs (Level 3)

Assets:
Available-for- sale securities	$87,950,000	$68,663,000	$19,287,000

The fair value of securities available for sale equals quoted market price, if available. If quoted market prices are not available, fair value is determined using quoted market prices for similar securities. There were no changes in the valuation techniques used during 2010 or 2009. Changes in fair market value are recorded in other comprehensive income.
Assets and liabilities measured at fair value on a non-recurring basis are summarized below:

		Fair Value Measurements at June 30, 2010 Using
		Quoted Prices in
		Active Markets for	Significant Other	Significant
		Identical Assets	Observable Inputs	Unobservable Inputs
	Total Fair Value	(Level 1)	(Level 2)	(Level 3)

Assets:
Impaired loans	$8,860,000		$8,860,000
Other real estate	9,719,000		9,719,000

	$18,579,000		$18,579,000

		Fair Value Measurements at December 31, 2009 Using
		Quoted Prices in
		Active Markets for	Significant Other	Significant
		Identical Assets	Observable Inputs	Unobservable Inputs
	Total Fair Value	(Level 1)	(Level 2)	(Level 3)

Assets:
Impaired loans	$9,435,000		$9,435,000
Other real estate	11,204,000		11,204,000

	$20,639,000		$20,639,000

The following methods were used to estimate the fair value of each class of assets above.
Impaired Loans: The fair value of impaired loans is based on the fair value of the collateral as they are virtually all collateral dependent loans. These loans had a principal balance of $10,032,000 with a related valuation allowance of $1,172,000 at June 30, 2010. There were no changes in the valuation techniques used during the six months ended June 30, 2010 or the year ended December 31, 2009. During the six months ended June 30, 2010, declines in the collateral values of impaired loans held as of June 30, 2010 were $1.8 million and are reflected as additional specific allocations of the allowance for loan losses and/or partial charge-offs of the impaired loan.
Other Real Estate: The fair value of other real estate is based on property appraisals at the time of transfer and as appropriate thereafter, less estimated costs to sell. Estimated costs to sell other real estate were based on standard market factors. Management periodically reviews other real estate to determine whether the property continues to be carried at the lower of its recorded book value or estimated fair value, net of estimated costs to sell. During the six months ended June 30, 2010 a provision of $346,000 was required to reflect declines in collateral value in other real estate.

12. BORROWING ARRANGEMENTS
Short-term borrowings at December 31, 2009 consisted of a $20,000,000 FHLB advance at 0.47% which matured and was repaid on January 19, 2010. Long-term borrowings at December 31, 2009 and June 30, 2010 consisted of two $10,000,000 FHLB advances. The first advance was scheduled to mature on November 23, 2011 and bore interest at 1.00%. The second advance was scheduled to mature on November 23, 2012 and bore interest at 1.60%. During July 2010 the Company prepaid the two long term advances incurring a $226,000 prepayment penalty.
13. ADOPTION OF NEW FINANCIAL ACCOUNTING STANDARDS
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
Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses
In July 2010, FASB issued Accounting Standards Update 2010-20, Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses. This standard expands disclosures about credit quality of financing receivables and the allowance for loan losses. The standard will require the Company to expand disclosures about the credit quality of our loans and the related reserves against them. The extra disclosures will include disaggregated matters related to our past due loans, credit quality indicators, and modifications of loans. The Company will adopt the standard beginning with our December 31, 2010 financial statements. This standard will not have an impact on the Company’s financial position or results of operations.

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
INTRODUCTION
The following discussion and analysis sets forth certain statistical information relating to the Company as of June 30, 2010 and December 31, 2009 and for the three and six month periods ended June 30, 2010 and 2009. This discussion should be read in conjunction with the condensed consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q and the consolidated financial statements and notes thereto included in Plumas Bancorp’s Annual Report filed on Form 10-K for the year ended December 31, 2009.
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
IMPACT OF RECENT LEGISLATION.
On July 21, 2010, President Obama signed into law the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”), which significantly changes the regulation of financial institutions and the financial services industry. The Dodd-Frank Act includes provisions affecting large and small financial institutions alike, including several provisions that will affect how community banks, thrifts, and small bank and thrift holding companies will be regulated in the future. Among other things, these provisions abolish the Office of Thrift Supervision and transfer its functions to the other federal banking agencies, relax rules regarding interstate branching, allow financial institutions to pay interest on business checking accounts, permanently raises the current standard maximum deposit insurance amount to $250,000, and impose new capital requirements on bank and thrift holding companies. The Dodd-Frank Act also establishes the Bureau of Consumer Financial Protection as an independent entity within the Federal Reserve, which will be given the authority to promulgate consumer protection regulations applicable to all entities offering consumer financial services or products, including banks. The Bancorp’s management is actively reviewing the provisions of the Dodd-Frank Act, many of which are phased-in over the next several months and years, and assessing its probable impact on the operations of the Bancorp. However, the ultimate effect of the Dodd-Frank Act on the financial services industry in general, and the Bancorp in particular, is uncertain at this time.

OVERVIEW
The Company recorded net income of $710 thousand or $0.08 per share for the six months ended June 30, 2010, up from a net loss of $4.5 million or ($1.00) per share for the six months ended June 30, 2009. This increase in earnings resulted from a decline in the provision for loan losses of $6.35 million, an increase in non-interest income of $2.2 million and a decrease in non-interest expense of $1.1 million. These items were partially offset by a decline in net interest income of $875 thousand and an increase in the provision for income taxes of $3.6 million.
During the year ended December 31, 2009 we recorded a loan loss provision of $14.5 million including $8.75 million during the first six months of 2009. Most of the 2009 provision for loan losses can be attributed to declines in collateral value and increases in net charges-offs related to our real estate construction and land development loan portfolio. During 2009 we significantly reduced our exposure to these loans as demonstrated by a decline in loan balances in this portfolio of $35.7 million from $73.8 million at December 31, 2008 to $38.1 million at December 31, 2009. We further reduced these balances to $34.1 million at June 30, 2010. See “Provision for Loan Losses” and “Analysis of Allowance for Loan losses” for a further discussion of our loan loss provision.
Non-interest income benefited from two large gains; we sold our merchant processing portfolio in June 2010 recording a gain on sale of $1.4 million. In addition, we sold $14.6 million in securities recording a gain on sale of $580 thousand. The two largest items resulting in the $1.1 million reduction in non-interest expense were a $478 thousand decline in salaries and employee benefits and a $398 thousand decline in occupancy and equipment costs.
Primarily related to a decrease in loan balances interest income declined by $878 thousand resulting in a decline in net interest income of $875 thousand. Pre-tax earnings increased by $8.9 million from a loss of $7.9 million during the six months ended June 30, 2009 to income of $974 thousand during the current six month period. This resulted in an increase in the provision for income taxes from a benefit of $3.4 million during the 2009 period to expense of $264 thousand during the current six month period.
Net income (loss) allocable to common shareholders increased from a net loss of $4.8 million or ($1.00) per share during the six months ended June 30, 2009 to net income of $368 thousand or $0.08 per share during the current six month period. Income (loss) allocable to common shareholders is calculated by subtracting dividends accrued and discount amortized on preferred stock from net income / (loss).
Total assets at March 31, 2010 were $506 million, a decrease of $22 million from the $528 million at December 31, 2009. Cash and due from banks increased by $3.0 million from $59.5 million at December 31, 2009 to $62.5 million at June 30, 2010. Funding was provided by an $18 million decline in investment securities from $87.9 million at December 31, 2009 to $70.2 million at June 30, 2010. Included in the decline in investment securities were sales totaling $14.6 million with a gain on sale of $580 thousand. Net loans decreased by $5.1 million which included net charge-offs of $5.8 million during the six months ended June 30, 2010. Short-term borrowings, which totaled $20 million at December 31, 2009, matured in January of 2010. Deposits decreased by $8.3 million from $433.2 million at December 31, 2009 to $424.9 million at June 30, 2010. The decline in borrowings and deposits was slightly offset by a $5.2 million increase in other liabilities. Included in other liabilities is a $4.9 million secured borrowing which represents SBA loans sold but subject to a 90-day premium recourse provision. Under ASC Topic 860, Accounting for Transfers of Financial Assets, we are required to maintain this liability and the related loans on balance sheet until the premium recourse period has passed. Once the 90 days has passed and no premium recourse remains we will remove the sold loans from assets, derecognize the secured borrowing and record the gain on sale.

The annualized return (loss) on average assets was 0.28% for the six months ended June 30, 2010 up from (1.94)% for the six months ended June 30, 2009. The annualized return (loss) on average common equity was 2.7% for the six months ended June 30, 2010 up from (27.4)% for the six months ended June 30, 2009.
RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED JUNE 30, 2010
Net interest income before provision for loan losses. Net interest income, on a nontax-equivalent basis, for the six months ended June 30, 2010 was $8.8 million, a decline of $875 thousand from the $9.7 million earned during the same period in 2009. The largest component of the decrease in net interest income was a decline in the average balance of loans. Other changes, resulting in a decrease in net interest income, included a decline in yield on the Company’s investment portfolio and an increase in the average balance of deposits. These items were partially offset by declines in rates paid on deposit and subordinated debentures and an increase in the average balance of investment securities and other interest earning assets. Net interest margin for the six months ended June 30, 2010 decreased 46 basis points, or 10%, to 4.24%, down from 4.70% for the same period in 2009.
Interest income decreased $878 thousand or 8%, to $10.6 million for the six months ended June 30, 2010 primarily as a result of a decline in the average balance of loans. Interest and fees on loans decreased $964 thousand to $9.5 million for the six months ended June 30, 2009 as compared to $10.5 million during the first half of 2009. The Company’s average loan balances were $327 million for the six months ended June 30, 2010, down $35.7 million, or 10%, from $363 million for the same period in 2009. The decline in loan balances includes net charge-offs which totaled $11.9 million from July 1, 2009 to June 30, 2010 as well as loans transferred to OREO. The average rate earned on the Company’s loan balances increased 4 basis points to 5.86% during the first six months of 2010 compared to 5.82% during the first six months of 2009. The increase in loan yield reflects a decline in nonperforming loan balances. Nonperforming loans totaled $17.6 million at June 30, 2010 down from $31.3 million at June 30, 2009. Interest income on investment securities increased by $67 thousand as an increase in average balances of $23.0 million, from $51.8 million for the six months ended June 30, 2009 to $74.8 million during the current period, was partially offset by a decline in yield of 100 basis points. Much of the decline in yield is related to the increase in investment balance as additions to the investment portfolio had a lower yield than investments purchased prior to June 30, 2009. Interest income on other interest-earning assets, which totaled $19 thousand in 2010 and zero in 2009, relates to interest on balances held at the Federal Reserve.
Interest expense on deposits decreased by $41 thousand, or 3%, to $1.5 million for the six months ended June 30, 2010. This decrease primarily relates to a decrease in the average rate paid on NOW, money market and time deposits partially offset by an increase in the average balance of these accounts.
Interest expense on NOW accounts decreased by $2 thousand related to a decrease in the average rate paid of 12 basis points from 0.64% during the 2009 period to 0.52% during the six months ended June 30, 2010. This was partially offset by an increase in the average balance in these accounts of $19.0 million. The increase in NOW accounts is primarily related to an interest bearing transaction account designed for local public agencies which we have successfully marketed to several of the municipalities in our service area. Recently we have significantly lowered the rate paid on this account resulting in the decrease in interest paid on NOW accounts. Deposits related to this account averaged $36.5 million during the 2010 period and $14.8 million during the six months ended June 30, 2009.

Interest expense on money market deposits declined by $43 thousand primarily related to a decline in the rate paid on these accounts from 0.87% during the six months ended June 30, 2009 to 0.63% during the current six month period. Interest expense on time deposits increased by $9 thousand from $1.05 million during the six months ended June 30, 2009 to $1.06 million during the current period. Average time deposits totaled $127.4 million during the 2010 period, up $27.8 million from $99.6 million during the six months ended June 30, 2009. The average rate paid on time deposits decreased from 2.12% during the six months ended June 30, 2009 to 1.67% during the current six month period. This decrease primarily relates to a decline in market rates in the Company’s service area. The increase in time deposits is related to a promotional time deposit product we began offering in June, 2009 and continued to offer until April 30, 2010.
Interest on borrowings increased by $99 thousand related to an increase in the rate paid on borrowings as we chose to extend the term of our borrowings; however, this was partially offset by a $58 thousand decline in interest paid on junior subordinated debentures.
Interest expense on long-term borrowings, which at June 30, 2010 consisted of two $10 million FHLB advances, totaled $129 thousand. The first advance was scheduled to mature on November 23, 2011 and bore interest at 1.00%. The second advance was scheduled to mature on November 23, 2012 and bore interest at 1.60%. We chose to prepay both of these borrowings during July 2010 as we had significant excess liquidity and no longer projected a need for these long-term borrowings. We incurred a $226 thousand prepayment penalty on these advances which we anticipate will be more than offset by future savings in interest expense. There were no long-term borrowings outstanding during the 2009 period. Interest on short-term borrowings decreased by $30 thousand to $5 thousand related to a decline in average balance of $25.6 million from $27.6 million during the first six months of 2009 to $2.0 million during the current period. Interest expense paid on junior subordinated debentures, which fluctuates with changes in the 3-month London Interbank Offered Rate (LIBOR), decreased by $58 thousand as a result of a decrease in LIBOR.
During the second quarter of 2010, the Company, at the request of the Federal Reserve Bank of San Francisco (FRB), deferred regularly scheduled quarterly interest payments on its outstanding junior subordinated debentures relating to its two trust preferred securities. However, we continue to accrue interest for this obligation. See “Capital Resources”.

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

	For the Six Months Ended June 30, 2010			For the Six Months Ended June 30, 2009
	Average Balance	Interest	Yield/	Average Balance	Interest	Yield/
	(in thousands)	(in thousands)	Rate	(in thousands)	(in thousands)	Rate

Interest-earning assets:
Loans (1) (2)	$326,884	$9,502	5.86%	$362,547	$10,466	5.82%
Investment securities (1)	74,855	1,048	2.82%	51,809	981	3.82%
Other	16,388	19	0.23%	25	—	2.05%

Total interest-earning assets	418,127	10,569	5.10%	414,381	11,447	5.57%

Cash and due from banks	40,966			21,870
Other assets	50,053			33,094

Total assets	$509,146			$469,345

Interest-bearing liabilities:
NOW deposits	$103,955	267	0.52%	$84,927	269	0.64%
Money market deposits	42,946	134	0.63%	41,219	177	0.87%
Savings deposits	50,032	41	0.17%	50,101	46	0.19%
Time deposits	127,446	1,056	1.67%	99,606	1,047	2.12%

Total deposits	324,379	1,498	0.93%	275,853	1,539	1.13%

Short-term borrowings	1,989	5	0.51%	27,609	35	0.26%
Long-term borrowings	20,000	129	1.30%	—	—	—%
Other interest-bearing liabilities	128	2	3.15%	218	5	4.62%
Junior subordinated debentures	10,310	151	2.95%	10,310	209	4.09%

Total interest-bearing liabilities	356,806	1,785	1.01%	313,990	1,788	1.15%

Non-interest bearing deposits	105,444			104,811
Other liabilities	8,256			5,427
Shareholders’ equity	38,640			45,117

Total liabilities & equity	$509,146			$469,345

Cost of funding interest-earning assets (3)			0.86%			0.87%
Net interest income and margin (4)		$8,784	4.24%		$9,659	4.70%

(1)	Not computed on a tax-equivalent basis.

(2)	Net loan costs included in loan interest income for the six-month periods ended June 30, 2010 and 2009 were $21 thousand and $85 thousand, respectively.

(3)	Total annualized interest expense divided by the average balance of total earning assets.

(4)	Annualized net interest income divided by the average balance of total earning assets.

The following table sets forth changes in interest income and interest expense for the six-month periods indicated and the amount of change attributable to variances in volume, rates and the combination of volume and rates based on the relative changes of volume and rates:

	2010 over 2009 change in net interest income
	for the six months ended June 30
	(in thousands)
	Volume (1)	Rate (2)	Mix (3)	Total

Interest-earning assets:
Loans	$(1,030)	$73	$(7)	$(964)
Investment securities	436	(256)	(113)	67
Other	166	—	(147)	19

Total interest income	(428)	(183)	(267)	(878)

Interest-bearing liabilities:
NOW deposits	60	(51)	(11)	(2)
Money market deposits	7	(48)	(2)	(43)
Savings deposits	—	(5)	—	(5)
Time deposits	293	(222)	(62)	9
Short-term borrowings	(32)	34	(32)	(30)
Long-term borrowings	—	—	129	129
Other interest-bearing liabilities	(2)	(1)	—	(3)
Junior subordinated debentures	—	(58)	—	(58)

Total interest expense	326	(351)	22	(3)

Net interest income	$(754)	$168	$(289)	$(875)

(1)	The volume change in net interest income represents the change in average balance divided by the previous year’s rate.

(2)	The rate change in net interest income represents the change in rate multiplied by the previous year’s average balance.

(3)	The mix change in net interest income represents the change in average balance multiplied by the change in rate.
Provision for loan losses. During the six months ended June 30, 2010 we recorded a provision for loan losses of $2.4 million down $6.35 million from the $8.75 million provision recorded during the six months ended June 30, 2009. The $2.4 million provision recorded for the six months ended June 30, 2010 primarily relates to net charge-offs during the period the largest of which was a $1.5 charge-off on a real estate mortgage loan related to a bankruptcy filing by our borrower.
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
Net charge-offs as an annualized percentage of average loans increased from 3.39% during the six months ended June 30, 2009 to 3.59% during the current period; however, we experienced a significant decline in nonperforming loans from $31.3 million at June 30, 2009 to $17.6 million at June 30, 2010. While we incurred significant charge-offs during the 2010 period, $2.6 million of the charge-offs had been incorporated in the allowance for loan losses at December 31, 2009 as specific reserves on impaired loans. The allowance for loan losses totaled $6.1 million at June 30, 2010 and $9.9 million at June 30, 2009. The decrease in the allowance for loan losses from June 30, 2009 is attributable to a $3.6 million decrease in specific reserves related to impaired loans from $4.8 million at June 30, 2009 to $1.2 million at June 30, 2010. General reserves decreased by $118 thousand to $5.0 million at June 30, 2010. The allowance for loan losses as a percentage of total loans decreased from 2.72% at June 30, 2009 to 1.90% at June 30, 2010.

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
Non-interest income. During the six months ended June 30, 2010 non-interest income increased by $2.2 million to $4.7 million, from $2.5 million during the six months ended June 30, 2009. This increase was primarily related to three items, the largest of which was a $1.4 million gain on the sale of our merchant processing portfolio. During June 2010 we entered into an alliance with a world-wide merchant processing leader. In conjunction with this alliance we sold our merchant processing business, recording a one-time gain of $1.4 million. The Company believes that this alliance will provide our customers with a superior merchant processing solution. Additionally we sold $14.6 million in securities recording a gain on sale of $580 thousand. We chose to sell substantially all of our municipal securities portfolio as part of our overall asset/liability management strategy and related to the favorable market price for these securities. In addition, we sold $4 million in U.S. government agency securities to lock in significant gains that were available on these securities. Finally, we recorded a gain on sale of SBA loans of $240 thousand representing the sale of $3.4 million in loans. Additional SBA loans totaling $4.9 million were sold in May and June; however, the gain on sale generated will not be recorded until the 90-day premium recourse period on SBA loan sales has expired. During the third quarter, assuming no premiums are refunded, the Company will recognize a gain on sale of approximately $350 thousand; however, it will also incur commission expense of approximately $100 thousand.
Loan service fees increased by $24 thousand to $78 thousand for the six months ended June 30, 2010. Loan service fees are primarily related to fees earned for servicing the sold portion of SBA loans and the increase in this category is consistent with the increase in sold SBA loans.
The following table describes the components of non-interest income for the six-month periods ending June 30, 2010 and 2009, dollars in thousands:

	For the Six Months
	Ended June 30,		Dollar	Percentage
	2010	2009	Change	Change
Service charges on deposit accounts	$1,830	$1,853	$(23)	-1.2%
Sale of merchant processing portfolio	1,435	—	1,435	100%
Gain on sale of securities	580	—	580	100%
Gain on sale of loans	240	10	230	2,300%
Earnings on life insurance policies	222	215	7	3.3%
Merchant processing income	114	112	2	1.8%
Loan service fees	78	54	24	44.4%
Customer service fees	65	59	6	10.2%
Investment services income	36	47	(11)	-23.4%
Safe deposit box and night depository income	33	34	(1)	-2.9%
Other	119	122	(3)	-2.5%

Total non-interest income	$4,752	$2,506	$2,246	89.6%

Non-interest expenses. We continue to focus on cost control initiatives which have resulted in significant savings in most categories of non-interest expense. During the six months ended June 30, 2010, total non-interest expense decreased by $1.1 million, or 10%, to $10.2 million, down from $11.3 million for the comparable period in 2009. This decrease in non-interest expense was primarily the result of savings in salaries and employee benefits, occupancy and equipment costs, FDIC assessments, a reduction in losses on the sale of OREO (other real estate owned) and other non-interest expenses. These items were partially offset by increases in outside service fees and OREO carrying expenses.

Salaries and employee benefits decreased by $478 thousand primary related to four items. Salary expense declined by $96 thousand related to reduced staffing in our branch system, computer network operations and operations and administrative functions. The decrease in network operations staffing was offset by an increase in outside service costs related to the outsourcing of daily management of our computer network operations. While the Company has taken steps to reduce personnel in its administrative, branch and operations departments we have increased staffing in our problem asset department to effectively manage our increased level of nonperforming assets. Additionally, we have increased staffing in our SBA department and our commercial lending department as we see opportunities for loan growth in these areas. Commission expense, which mostly relate to SBA personnel and is included in salary expense, increased by $73 thousand resulting from the increase in SBA sales. Stock compensation expense decreased by $139 thousand. During the first quarter of 2010 we recorded an adjustment to the estimated forfeiture rate associated with option expense. Finally, we have eliminated discretionary bonuses in 2010 resulting in a decrease in bonus expense of $184 thousand and during the second quarter of 2010 we discontinued our matching contributions to our 401k plan saving $66 thousand.
The decline in occupancy and equipment expense primarily relates to the savings realized from the purchase of our Redding branch. On March 31, 2010 we purchased the building housing our Redding branch at a cost of $1.0 million. Previously we had leased this building. Under the terms of the lease agreement we were provided free rent for a period of time; however, in accordance with accounting principals we recognized monthly rent expense equal to the total payments required under the lease dividend by the term of the lease in months. At the time of the purchase we reversed this accrual recognizing a $184 thousand reduction in occupancy costs. In addition to the one-time savings from the reversal of accrued rent we benefit from reduced operating costs on this building as the owner rather than a renter. Occupancy costs also benefited from a milder winter resulting in reduced utility and snow removal costs. Equipment costs benefited from an $89 thousand reduction in depreciation expense.
During 2009 the FDIC levied a special assessment on banks, the decline in FDIC insurance relates to the absence of this cost in 2010. Losses on the sale of OVO and OREO totaled $141 during the first half of 2009; however only modest losses totaling $33 thousand have been incurred during the six months ended June 30, 2010. The decrease in other expense which totaled $184 thousand is primarily related to nonrecurring expense items during the 2009 period the largest of which totaled $140 thousand.
Other reductions in expense include savings in professional fees, telephone, business development, advertising, director expense, courier expense, and supplies costs. In total these costs were down $268 thousand from the first half of 2009.
Outside service fees increased by $206 thousand primarily related to the outsourcing of daily management of our computer network operations. Consistent with the increase in OREO properties (See “Nonperforming Assets”) OREO carrying expenses increased by $280 thousand.

The following table describes the components of non-interest expense for the six-month periods ending June 30, 2010 and 2009, dollars in thousands:

	For the Six Months
	Ended June 30,		Dollar	Percentage
	2010	2009	Change	Change
Salaries and employee benefits	$5,112	$5,590	$(478)	-8.6%
Occupancy and equipment	1,535	1,933	(398)	-20.6%
Outside service fees	602	396	206	52.0%
FDIC insurance and assessments	506	669	(163)	-24.4%
OREO Expense	405	125	280	224.0%
Professional fees	366	424	(58)	-13.7%
Provision for OREO losses	346	356	(10)	-2.8%
Telephone and data communication	176	201	(25)	-12.4%
Loan and collection expenses	147	162	(15)	-9.3%
Business development	132	170	(38)	-22.4%
Advertising and shareholder relations	117	173	(56)	-32.4%
Armored car and courier	117	137	(20)	-14.6%
Director compensation	114	148	(34)	-23.0%
Postage	109	107	2	1.9%
Deposit premium amortization	87	87	—	—%
Stationery and supplies	64	101	(37)	-36.6%
Loss on sale of OREO and OVO	33	141	(108)	-76.6%
Other	194	378	(184)	-48.7%

Total non-interest expense	$10,162	$11,298	$(1,136)	-10.1%

Provision for income taxes. The Company recorded an income tax provision of $264 thousand, or 27.1% of pre-tax income for the six months ended June 30, 2010. This compares to an income tax benefit of $3.4 million, or 42.8% of pre-tax loss for the six months ended June 30, 2009. The percentage for 2010 differs from the statutory rate as tax exempt income such as earnings on Bank owned life insurance and municipal loan and investment income decrease taxable income.
Deferred tax assets and liabilities are recognized for the tax consequences of temporary differences between the reported amount of assets and liabilities and their tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The determination of the amount of deferred income tax assets which are more likely than not to be realized is primarily dependent on projections of future earnings, which are subject to uncertainty and estimates that may change given economic conditions and other factors. The realization of deferred income tax assets is assessed and a valuation allowance is recorded if it is “more likely than not” that all or a portion of the deferred tax asset will not be realized. “More likely than not” is defined as greater than a 50% chance. All available evidence, both positive and negative is considered to determine whether, based on the weight of that evidence, a valuation allowance is needed. Based upon our analysis of available evidence, we have determined that it is “more likely than not” that all of our deferred income tax assets as of June 30, 2010 and December 31, 2009 will be fully realized and therefore no valuation allowance was recorded. On the consolidated balance sheet, net deferred tax assets are included in accrued interest receivable and other assets.
RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JUNE 30, 2010
Net Income (loss). The Company recorded net income of $576 thousand for the three months ended June 30, 2010, up from a net loss of $3.23 million for the three months ended June 30, 2009. This increase in earnings included a $4.95 million decrease in the provision for loan losses, an increase in non-interest income of $1.7 million and a decrease in non-interest expense of $542 thousand. Partially offsetting these items was a decrease in net interest income of $670 thousand and an increase in the provision for income taxes of $2.7 million.

Net income (loss) allocable to common shareholders increased from a net loss of $3.4 million or ($0.71) per share during the three months ended June 30, 2009 to net income of $405 thousand or $0.08 per share during the current three month period. Income (loss) allocable to common shareholders is calculated by subtracting dividends accrued and discount amortized on preferred stock from net income / (loss).
Net interest income before provision for loan losses. Net interest income, on a nontax-equivalent basis, was $4.3 million for the three months ended June 30, 2010, a decrease of $670 thousand, or 13%, from $5.0 million for the same period in 2009. The decline in net interest income was primarily related to a decrease in the average balance of loans, decreases in the yields on loans and investments and increases in the average balance of time deposits and long term borrowings. The effect of these items on net interest income was partially offset by a decline in the rates paid on deposits and an increase in the average balance of investment securities. Net interest margin for the three months ended June 30, 2010 decreased 60 basis points, or 13%, to 4.17%, down from 4.77% for the same period in 2009.
Interest income decreased $712 thousand or 12%, to $5.2 million for the three months ended June 30, 2010 primarily as a result of a decline in average loan balances. Interest and fees on loans decreased $631 thousand to $4.7 million for the three months ended June 30, 2010 as compared to $5.4 million during the second quarter of 2009. The Company’s average loan balances were $326 million during the three months ended June 30, 2010, down $36.7 million, or 10%, from $363 million for the same period in 2009. The decline in loan balances includes net charge-offs which totaled $11.9 million from July 1, 2009 to June 30, 2010 as well as $14.3 million in loans transferred to OREO. The average rate earned on the Company’s loan balances decreased slightly from 5.93% during the second quarter of 2009 to 5.82% during the three months ended June 30, 2010. This decrease primarily relates to interest recorded during the second quarter of 2009 on a loan removed from nonaccrual status. Interest income on investment securities decreased by $95 thousand as an increase in average balances of $8.0 million, from $57.7 million during the three months ended June 30, 2009 to $65.7 million during the current period, was offset by a decline in yield of 103 basis points. The decline in yield is primarily related to the replacement of matured and sold investment securities with new investments with market yields below those which they replaced. Interest income on other interest-earning assets, which totaled $14 thousand in 2010 and zero in 2009, relates to interest on balances held at the Federal Reserve.
Interest expense decreased by $42 thousand, or 5%, to $853 thousand for the three months ended June 30, 2010, down from $895 thousand for the same period in 2009. This decline primarily relates to a decline in rate paid on all categories of interest-bearing deposits. The decline in rate paid was partially offset by an increase in the average balance in time deposits. Average time deposits increased by $26.9 million from $100.7 million during the second quarter of 2009 to $127.6 million during the current quarter. The increase in time deposits is related to a promotional time deposit product we began offering in June, 2009 and continued to offer until April 30, 2010. The average rate paid on time deposits decreased from 2.00% during the three months ended June 30, 2009 to 1.63% during the current three month period. This decrease primarily relates to a decline in market rates in the Company’s service area.
Interest on borrowings increased by $47 thousand related to an increase in the rate paid on borrowings as we chose to extend the term of our borrowings; however, this was partially offset by a $23 thousand decline in interest paid on junior subordinated debentures.
Interest expense on long-term borrowings, which at June 30, 2010 consisted of two $10 million FHLB advances, totaled $65 thousand. We chose to prepay these borrowings during July 2010 as we had significant excess liquidity and no longer projected a need for these borrowings. We incurred a $226 thousand prepayment penalty on these advances which we anticipate will be more than offset by future savings in interest expense. There were no long-term borrowings outstanding during the 2009 quarter. Interest expense on short-term borrowings decreased by $18 thousand, as there were no short-term borrowings outstanding during the second quarter of 2010. During the 2009 quarter interest expense on short-term borrowings was $18 thousand. Interest expense paid on junior subordinated debentures, which fluctuates with changes in the 3-month LIBOR, decreased by $23 thousand as a result of a decrease in the LIBOR.

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

	For the Three Months Ended June 30, 2010			For the Three Months Ended June 30, 2009
	Average Balance	Interest	Yield/	Average Balance	Interest	Yield/
	(in thousands)	(in thousands)	Rate	(in thousands)	(in thousands)	Rate

Interest-earning assets:
Loans (1) (2)	$325,982	$4,733	5.82%	$362,655	$5,364	5.93%
Investment securities (1)	65,671	434	2.65%	57,715	529	3.68%
Other	24,419	14	0.23%	6	—	0.80%

Total interest-earning assets	416,072	5,181	4.99%	420,376	5,893	5.62%

Cash and due from banks	40,691			26,128
Other assets	50,542			32,440

Total assets	$507,305			$478,944

Interest-bearing liabilities:
NOW deposits	$104,183	110	0.42%	$91,424	160	0.70%
Money market deposits	41,377	60	0.58%	41,562	91	0.88%
Savings deposits	50,373	21	0.17%	50,473	24	0.19%
Time deposits	127,594	520	1.63%	100,711	501	2.00%

Total deposits	323,527	711	0.88%	284,170	776	1.10%

Short-term borrowings	—	—	—	% 28,743	18	0.25%
Long-term borrowings	20,000	65	1.30%	—	—	—%
Other interest-bearing liabilities	122	1	3.29%	214	2	3.74%
Junior subordinated debentures	10,310	76	2.96%	10,310	99	3.85%

Total interest-bearing liabilities	353,959	853	0.97%	323,437	895	1.11%

Non-interest bearing deposits	104,808			103,727
Other liabilities	10,123			5,474
Shareholders’ equity	38,415			46,306

Total liabilities & equity	$507,305			$478,944

Cost of funding interest-earning assets (3)			0.82%			0.85%
Net interest income and margin (4)		$4,328	4.17%		$4,998	4.77%

(1)	Not computed on a tax-equivalent basis.

(2)	Net loan costs included in loan interest income for the three-month periods ended June 30, 2010 and 2009 were $32 thousand and $20 thousand, respectively.

(3)	Total interest expense divided by the average balance of total earning assets.

(4)	Net interest income divided by the average balance of total earning assets.

The following table sets forth changes in interest income and interest expense for the three-month periods indicated and the amount of change attributable to variances in volume, rates and the combination of volume and rates based on the relative changes of volume and rates:

	2010 over 2009 change in net interest income
	for the three months ended June 30
	(in thousands)
	Volume (1)	Rate (2)	Mix (3)	Total

Interest-earning assets:
Loans	$(542)	$(99)	$10	$(631)
Investment securities	73	(148)	(20)	(95)
Other	49	—	(35)	14

Total interest income	(420)	(247)	(45)	(712)

Interest-bearing liabilities:
NOW deposits	22	(63)	(9)	(50)
Money market deposits	—	(31)	—	(31)
Savings deposits	—	(3)	—	(3)
Time deposits	134	(91)	(24)	19
Short-term borrowings	(18)	(18)	18	(18)
Long-term borrowings	—	—	65	65
Other interest-bearing liabilities	(1)	—	—	(1)
Junior subordinated debentures	—	(23)	—	(23)

Total interest expense	137	(229)	50	(42)

Net interest income	$(557)	$(18)	$(95)	$(670)

(1)	The volume change in net interest income represents the change in average balance divided by the previous year’s rate.

(2)	The rate change in net interest income represents the change in rate divided by the previous year’s average balance.

(3)	The mix change in net interest income represents the change in average balance multiplied by the change in rate.
Provision for loan losses. The Company recorded a $900 thousand provision for loan losses for the three months ended June 30, 2010 compared to the $5.85 million in provision for loan losses for the three months ended June 30, 2009. See the six month discussion for a detailed discussion of the decline in provision for loan losses during 2010 as compared to 2009. Management assesses its loan quality monthly to maintain an adequate allowance for loan losses. Based on information currently available, management believes that the allowance for loan losses is adequate to absorb the probable losses in the portfolio. However, no assurance can be given that the Company may not sustain charge-offs which are in excess of the allowance in any given period.
Non-interest income. During the three months ended June 30, 2010, total non-interest income increased by $1.7 million from the same period in 2009. This increase was primarily related to two items. As previously described the Company sold its merchant portfolio in June, 2010 and recorded a gain on sale of $1.4 million. In addition we realized a $239 thousand gain on sale of $3.4 million of SBA loans. We also sold $582 thousand in municipal securities for a gain of $10 thousand.

The following table describes the components of non-interest income for the three-month periods ending June 30, 2010 and 2009, dollars in thousands:

	For the Three
	Months
	Ended June 30,		Dollar	Percentage
	2010	2009	Change	Change
Sale of merchant processing portfolio	$1,435	$—	$1,435	100%
Service charges on deposit accounts	932	947	(15)	-1.6%
Gain on sale of loans	239	—	239	100%
Earnings on life insurance policies	113	108	5	4.6%
Merchant processing income	60	61	(1)	-1.6%
Loan service fees	44	32	12	37.5%
Customer service fees	25	31	(6)	-19.4%
Investment services income	24	17	7	41.2%
Safe deposit box and night depository income	16	17	(1)	-5.9%
Gain on sale of securities	10	—	10	100%
Other	67	63	4	6.3%

Total non-interest income	$2,965	$1,276	$1,689	132.4%

Non-interest expenses. During the three months ended June 30, 2010, total non-interest expenses decreased by $542 thousand, or 9%, to $5.5 million, down from $6.0 million for the comparable period in 2009. The decrease in non-interest expense was primarily the result of decreases of $147 thousand in salaries and employee benefits, $114 thousand in occupancy and equipment, $270 thousand in FDIC insurance assessments, $69 thousand in professional fees, $60 thousand in loss on sale of OREO and OVO and $164 thousand in other expense. These savings were partially offset by increases of $131 thousand in the provision for OREO losses $174 thousand in OREO carrying expenses and $101 thousand in outside service fees.
While we reduced head count by approximately 10% during the quarter, this reduction did not flow through to salary expense which declined by only $7 thousand from the second quarter of 2009. Salary expense was adversely affected by two items, an increase in SBA commission expense of $71 thousand and severance payments made to sixteen employees totaling $128 thousand. We expect significant savings during the third and fourth quarters related to this reduction in headcount. Reductions in benefit costs include $89 thousand in bonus expense and $51 thousand in 401k matching contributions.
The reduction in occupancy and equipment expense includes savings related to the March 2010 purchase of our Redding branch and a reduction of $41 thousand in furniture and equipment depreciation. During the second quarter of 2009 the FDIC implemented a special assessment. The decline in FDIC insurance expense mostly relates to the absence in 2010 of this special assessment. Professional fees were abnormally high during the second quarter of 2009 related to consulting costs associated with our computer network and telephone system. Losses on the sale of OVO (Other Vehicles Owned) and OREO totaled $77 thousand during the second quarter of 2009; however only modest losses totaling $17 thousand have been incurred during the three months ended June 30, 2010. The decrease in other expense which totaled $164 thousand is primarily related to nonrecurring expense items during the 2009 period the largest of which totaled $140 thousand.
We continue to focus on cost control initiatives which have resulted in savings in telephone, business development, advertising, director expense, courier expense, and supplies costs. In total these costs were down $120 thousand from the three months ended June 30, 2009.
A valuation allowance for losses on OREO is maintained to provide for temporary declines in value. The provision for OREO losses for the three months ended June 30, 2010 totaled $346 thousand resulting in an increase of $131 thousand from the second quarter of 2009. The $346 thousand represents declines in the value of six properties based on recent appraisals. The largest single decline was $238 thousand on a property currently valued at $1.8 million.

Outside service fees increased by $101 thousand primarily related to the outsourcing of daily management of our computer network operations. Consistent with the increase in OREO properties (See “Nonperforming Assets”) OREO carrying expenses increased by $174 thousand.
The following table describes the components of non-interest expense for the three-month periods ending June 30, 2010 and 2009, dollars in thousands:

	For the Three
	Months
	Ended June 30,		Dollar	Percentage
	2010	2009	Change	Change
Salaries and employee benefits	$2,563	$2,710	$(147)	-5.4%
Occupancy and equipment	822	936	(114)	-12.2%
Provision for OREO losses	346	215	131	60.9%
Outside service fees	298	197	101	51.3%
FDIC insurance and assessments	253	523	(270)	-51.6%
OREO Expense	245	71	174	245.1%
Professional fees	187	256	(69)	-27.0%
Telephone and data communication	86	96	(10)	-10.4%
Loan and collection expenses	84	89	(5)	-5.6%
Business development	66	96	(30)	-31.3%
Armored car and courier	61	70	(9)	-12.9%
Advertising and shareholder relations	59	95	(36)	-37.9%
Director compensation	58	73	(15)	-20.5%
Postage	50	49	1	2.0%
Deposit premium amortization	44	44	—	—%
Stationery and supplies	30	50	(20)	-40.0%
Loss on sale of OREO and OVO	17	77	(60)	-77.9%
Other	183	347	(164)	-47.3%

Total non-interest expense	$5,452	$5,994	$(542)	-9.0%

Provision for income taxes. The Company recorded income tax expense of $365 thousand, or 38.8% of pre-tax income for the three months ended June 30, 2010. This compares to an income tax benefit of $2.3 million, or 42.0% of pre-tax loss for the three months ended June 30, 2009. The percentage for 2010 differs from the statutory rate as tax exempt income such as earnings on Bank owned life insurance and municipal loan and investment income decrease taxable income.
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
See Note 11 of the Notes to Condensed Consolidated Financial Statements for additional information about the financial instruments carried at fair value.

Loan portfolio composition. Net loans decreased slightly from $323 million at December 31, 2009 to $318 million at June 30, 2010. The Company continues to manage the mix of its loan portfolio consistent with its identity as a community bank serving the financing needs of all sectors of its geographical footprint. Although the Company offers a broad array of financing options, it continues to concentrate its focus on small to medium sized businesses. The Company offers both fixed and floating rate loans and obtains collateral in the form of real property, business assets and deposit accounts, but looks to business and personal cash flows as its primary source of repayment.
The Company’s largest lending categories are real estate mortgage loans and consumer loans. These categories accounted for approximately 48% and 16%, respectively of the Company’s total loan portfolio at June 30, 2010 and December 31, 2009. Other categories of loans include commercial, agricultural and real estate construction and land development loans. These categories accounted for approximately 13%, 13% and 10%, respectively of the Company’s total loan portfolio at June 30, 2010, consistent with the approximate 11%, 13% and 12%, respectively of the Company’s total loan portfolio at December 31, 2009. In addition, the Company’s real estate related loans, including real estate mortgage loans, real estate construction and land development loans, consumer equity lines of credit, and agricultural loans secured by real estate comprised 76% and 77% of the total loan portfolio at June 30, 2010 and December 31, 2009. The business activities of the Company currently are focused in the California counties of Plumas, Nevada, Placer, Lassen, Modoc, Shasta, and Sierra and in Washoe County in Northern Nevada. Consequently, the results of operations and financial condition of the Company are dependent upon the general trends in these economies and, in particular, the residential and commercial real estate markets. In addition, the concentration of the Company’s operations in these areas of Northeastern California and Northwestern Nevada exposes it to greater risk than other banking companies with a wider geographic base in the event of catastrophes, such as earthquakes, fires and floods in these regions.
The rates of interest charged on variable rate loans are set at specific increments in relation to the Company’s lending rate or other indexes such as the published prime interest rate or U.S. Treasury rates and vary with changes in these indexes. At June 30, 2010 and December 31, 2009, approximately 70% and 68%, respectively, of the Company’s loan portfolio was compromised of variable rate loans. While real estate mortgage, commercial and consumer lending remain the foundation of the Company’s historical loan mix, some changes in the mix have occurred due to the changing economic environment and the resulting change in demand for certain loan types. In addition, the Company remains committed to the agricultural industry in Northeastern California and will continue to pursue high quality agricultural loans. Agricultural loans include both commercial and commercial real estate loans. The Company’s agricultural loan balances totaled $41 million and $42 million at June 30, 2010 and December 31, 2009, respectively.
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
Nonperforming loans. Nonperforming loans at June 30, 2010 were $17.6 million, an increase of $3.3 million from the $14.3 million balance at December 31, 2009. Approximately half of the $3.3 million increase was related to one loan. No specific reserve was required on this loan as the loan was well collateralized.
Nonperforming loans as a percentage of total loans increased to 5.44% at June 30, 2010 up from 4.30% at December 31, 2009.
Impaired loans are defined as loans which we believe it is probable we will not collect all amounts due according to the contractual terms of the loan agreement. Impaired loans primarily consisted of non-accrual loans as well as loans whose terms have been modified in a troubled debt restructuring.
At June 30, 2010 and December 31, 2009, the Company’s recorded investment in impaired loans totaled $18.1 million and $19.2 million, respectively. The specific allowance for loan losses related to impaired loans was $1.2 million and $4.3 million at June 30, 2010 and December 31, 2009, respectively. The $3.1 million decline in specific reserves primarily reflects amounts charged-off during the 2010 period.
Nonperforming assets. Nonperforming assets (which are comprised of nonperforming loans, OREO and repossessed vehicle holdings) at June 30, 2010 were $27.4 million, an increase of $1.8 million from the $25.6 million balance at December 31, 2009.
OREO represents real property taken by the Bank either through foreclosure or through a deed in lieu thereof from the borrower. Repossessed assets include vehicles and other commercial assets acquired under agreements with delinquent borrowers. Repossessed assets and OREO are carried at the lesser of cost or fair market value, less selling costs. OREO holdings represented thirty-three properties totaling $9.7 million at June 30, 2010 and twenty-nine properties totaling $11.2 million at December 31, 2009. Nonperforming assets as a percentage of total assets increased to 5.42% at June 30, 2010 up from 4.84% at December 31, 2009.
Analysis of allowance for loan losses. The allowance for loan losses totaled $6.1 million at June 30, 2010 and $9.6 million at December 31, 2009. The allowance for loan losses as a percentage of total loans decreased from 2.88% at December 31, 2009 to 1.90% at June 30, 2010. The decrease in the allowance for loan losses from December 31, 2009 is attributable to a $3.1 million decline in specific reserves related to impaired loans from $4.3 million at December 31, 2009 to $1.2 million at June 30, 2010. This decline primarily resulted from loan charge-offs during the period. General reserves totaled $4.9 million and $5.3 million at June 30, 2010 and December 31, 2009. As a percentage of total loans general reserves decreased slightly from 1.59% at December 31, 2009 to 1.53% at June 30, 2010.
Net charge-offs totaled $5.8 million during the six months ended June 30, 2010 consisting of $5.9 million in charge-offs less $123 thousand in recoveries. Of the amounts charged off in 2010, $2.6 million had been incorporated in the allowance for loan losses at December 31, 2009 as specific reserves on impaired loans.

We currently anticipate that net charge-offs could range from approximately $6 million to $8 million in 2010, the largest part of which are anticipated to be related to real estate loans However, given the lack of stability in the real estate market and the recent volatility in charge-offs, there can be no assurance that charge offs of loans in future periods will not increase or decrease from this estimate.
It is the policy of management to make additions to the allowance for loan losses so that it remains appropriate to absorb the inherent risk of loss in the portfolio. Management believes that the allowance at June 30, 2010 is appropriate. However, the determination of the amount of the allowance is judgmental and subject to economic conditions which cannot be predicted with certainty. Accordingly, the Company cannot predict whether charge-offs of loans in excess of the allowance may occur in future periods.
The following table provides certain information for the six-month period indicated with respect to the Company’s allowance for loan losses as well as charge-off and recovery activity.

	For the Six Months
	Ended June 30,
	(in thousands)
	2010	2009

Balance at January 1,	$9,568	$7,224

Charge-offs:
Commercial and agricultural	(828)	(362)
Real estate mortgage	(2,484)	(774)
Real estate construction	(2,380)	(4,780)
Consumer	(253)	(325)

Total charge-offs	(5,945)	(6,241)

Recoveries:
Commercial and agricultural	7	10
Real estate mortgage	3	—
Real estate construction	51	—
Consumer	62	139

Total recoveries	123	149

Net charge-offs	(5,822)	(6,092)

Provision for loan losses	2,400	8,750

Balance at June 30,	$6,146	$9,882

Annualized net charge-offs during the six-month period to average loans	3.59%	3.39%
Allowance for loan losses to total loans	1.90%	2.72%
Investment securities. Investment securities decreased $17.8 million to $70.1 million at June 30, 2010, down from $87.9 million at December 31, 2009. The investment portfolio balances in U.S. Treasuries, U.S. Government agencies and municipal obligations comprised 1%, 98% and 1%, respectively, of the Company’s investment portfolio at June 30, 2010 compared to 1%, 86% and 13% at December 31, 2009. During 2010 we chose to sell substantially all of our municipal securities portfolio as part of our overall asset/liability management strategy and related to the favorable market price for these securities. In addition, we sold $4 million in U.S. government agency securities to lock in significant gains that were available on these securities. The total proceeds received from the sale of municipal and agency securities were $15.1 million including a $580 thousand gain on sale.
Premises and equipment. Premises and equipment increased by $493 thousand from $14.5 million at December 31, 2009 to $15.0 million at June 30, 2010. On March 31, 2010 we purchased the Redding Branch building, which we formerly leased, for a purchase price of $1.0 million. The increase in premises costs related to the Redding building purchase and purchases of furniture and equipment were partially offset by $672 thousand in depreciation expense during the six months ended June 30, 2010.

Deposits. Total deposits were $425 million as of June 30, 2010, down slightly from the December 31, 2009 balance of $433 million. Declines of $3.8 million in non-interest bearing demand deposits, $5.1 million in interest bearing transaction accounts (NOW) and $2.3 million in money market and savings accounts were partially offset by a $2.8 million increase in time deposits. The increase in time deposits is related to a promotional time deposit product we began offering in June, 2009 and continued to offer until April 30, 2010. The Company continues to manage the mix of its deposits consistent with its identity as a community bank serving the financial needs of its customers. Non-interest bearing demand deposits declined to 25% of total deposits at June 30, 2010, down from 26% at December 31, 2009. Interest bearing transaction accounts were 24% of total deposits at June 30, 2010 and 25% at December 31, 2009. Money market and savings deposits totaled 21% of total deposits at June 30, 2010 and December 31, 2009. Time deposits were 30% of total deposits as of June 30, 2010 and 28% at December 31, 2009.
Included in time deposits at June 30, 2010 and December 31, 2009 were $4 million and $5 million, respectively, in CDARS reciprocal time deposits which, under regulatory guidelines, are classified as brokered deposits.
Borrowing arrangements. The Company has a secured short-term borrowing arrangement with one of its correspondent banks in the amount of $5 million. No borrowings were outstanding under this arrangement at June 30, 2010 or December 31, 2009. In addition, the Company has the ability to secure advances through the FRB discount window. These advances also must be collateralized.
The Company is a member of the Federal Home Loan Bank (FHLB) and can borrow up to $75,524,000 from the FHLB secured by commercial and residential mortgage loans with carrying values totaling $205,112,000. The Company is required to hold FHLB stock as a condition of membership. At June 30, 2010, the Company held $2,188,000 of FHLB stock which is recorded as a component of other assets. At this level of stock holdings the Company can borrow up to $46,561,000. To borrow the $75,524,000 in available credit the Company would need to purchase $1,361,000 in additional FHLB stock.
Short-term borrowings at December 31, 2009 consisted of a $20 million FHLB advance at 0.47% which matured on January 19, 2010. There were no short- term borrowings outstanding at June 30, 2010. Long-term borrowings at June 30, 2010 and December 31, 2009 consisted of two $10 million FHLB advances. The first advance was scheduled to mature on November 23, 2011 and bore interest at 1.00%. The second advance was scheduled to mature on November 23, 2012 and bore interest at 1.60%. We chose to prepay both of these borrowings during July 2010 as we had significant excess liquidity and no longer projected a need for these long-term borrowings. We incurred a $226 thousand prepayment penalty on these advances which we anticipate will be more than offset by future savings in interest expense.
The average balance in short-term borrowings during the six months ended June 30, 2010 and 2009 were $2.0 million and $27.6 million, respectively. The average rate paid on these borrowings was 0.51% during the six months ended June 30, 2010 and 0.26% during the first half of 2009. The maximum amount of short-term borrowings outstanding at any month-end during the six months ended June 30, 2010 and 2009 was $20 million and $33.8 million, respectively.
CAPITAL RESOURCES
Shareholders’ equity as of June 30, 2010 totaled $38.7 million up from $38.2 million as of December 31, 2009.
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

As a result of a regularly scheduled Federal Deposit Insurance Corporation (FDIC) examination of the Bank which took place in September 2009, during the second quarter of 2010 the FDIC requested and Plumas Bank agreed to reduce its level of nonperforming assets, to obtain the prior written consent of the FDIC before paying any dividends to Plumas Bancorp and by September 30, 2010 to have and maintain a tier 1 leverage ratio of not less than 9% and have and maintain other regulatory capital ratios above the “Well Capitalized” thresholds. Management expects to meet the agreed upon conditions. Additionally, Plumas Bancorp was requested by the FRB to obtain the FRB’s prior written consent before paying any dividends on its common stock or its Series A Preferred Stock, or making any payments on its trust preferred securities.
The Company and the Bank are subject to certain regulatory capital requirements administered by the Board of Governors of the Federal Reserve System and the FDIC. Failure to meet these minimum capital requirements can initiate certain mandatory and possibly additional discretionary, actions by regulators that, if undertaken, could have a direct material effect on the Company’s consolidated financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank’s assets, liabilities and certain off-balance-sheet items as calculated under regulatory accounting practices. The Company’s and the Bank’s capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings and other factors.
Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios of total and Tier 1 capital to risk-weighted assets and of Tier 1 capital to average assets. Each of these components is defined in the regulations. Management believes that the Company met all its capital adequacy requirements and that the Bank met the requirements to be considered well capitalized under the regulatory framework for prompt corrective action as of June 30, 2010.
At the request of the FRB, Plumas Bancorp deferred its regularly scheduled quarterly interest payments on its outstanding junior subordinated debentures relating to its two trust preferred securities and to suspend quarterly cash dividend payments on its Series A Preferred Stock. Therefore, Plumas Bancorp is currently in arrears with the dividend payments on the Series A Preferred Stock and interest payments on the junior subordinated debentures as permitted by the related documentation. As of the date of filing this report, the amount of the arrearage on the dividend payments of the Series A Preferred Stock is $149 thousand and the amount of the arrearage on the payments on the subordinated debt associated with the trust preferred securities is $62 thousand. Although we have sufficient cash and liquidity to pay these amounts, we are taking these actions to support and preserve our capital position.
Under the terms of the Series A Preferred Stock, Plumas Bancorp is required to pay dividends on a quarterly basis at a rate of 5% per year for the first five years, after which the dividend rate automatically increases to 9%. Dividend payments on the Series A Preferred Stock may be deferred without default, but the dividend is cumulative and, if Plumas Bancorp fails to pay dividends for six quarters, the holder will have the right to appoint representatives to Plumas Bancorp’ board of directors. Under the terms of the junior subordinated debentures and trust documents, Plumas Bancorp is allowed to defer payments of interest for up to 20 quarters without default, but such amounts will continue to accrue. Also during the deferral period, Plumas Bancorp generally may not pay cash dividends on or purchase its common stock or preferred stock, including the TARP Preferred Stock. The Company intends to reevaluate the deferral of these payments periodically and, in consultation with our regulators, will consider reinstating these payments when appropriate.

The following table presents the Company’s and the Bank’s capital ratios as of June 30, 2010 and December 31, 2009, in thousands:

	June 30, 2010		December 31, 2009
	Amount	Ratio	Amount	Ratio
Tier 1 Leverage Ratio

Plumas Bancorp and Subsidiary	$42,258	8.4%	$40,564	7.9%
Minimum regulatory requirement	20,027	4.0%	20,652	4.0%
Plumas Bank	42,396	8.5%	38,172	7.4%
Minimum requirement for “Well-Capitalized” institution under the prompt corrective action plan	25,067	5.0%	25,848	5.0%
Minimum regulatory requirement	20,053	4.0%	20,678	4.0%

Tier 1 Risk-Based Capital Ratio

Plumas Bancorp and Subsidiary	42,258	11.7%	40,564	10.4%
Minimum regulatory requirement	14,413	4.0%	15,641	4.0%
Plumas Bank	42,396	11.7%	38,172	9.8%
Minimum requirement for “Well-Capitalized” institution under the prompt corrective action plan	21,659	6.0%	23,433	6.0%
Minimum regulatory requirement	14,440	4.0%	15,622	4.0%

Total Risk-Based Capital Ratio

Plumas Bancorp and Subsidiary	46,785	13.0%	45,512	11.6%
Minimum regulatory requirement	28,826	8.0%	31,281	8.0%
Plumas Bank	46,931	13.0%	43,113	11.0%
Minimum requirement for “Well-Capitalized” institution under the prompt corrective action plan	36,099	10.0%	39,056	10.0%
Minimum regulatory requirement	28,879	8.0%	31,244	8.0%
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
The Company has a secured short-term borrowing arrangement with one of its correspondent banks in the amount of $5 million. No borrowings were outstanding under this arrangement at June 30, 2010 or December 31, 2009. In addition, the Company has the ability to secure advances through the FRB discount window. These advances also must be collateralized. Subject to the purchase of additional FHLB stock, the Company can borrow up to $75 million from the FHLB secured by commercial and residential mortgage loans. At June 30, 2010 the Company had outstanding borrowings, consisting of $20 million in long-term FHLB advances.
Customer deposits are the Company’s primary source of funds. Total deposits were $425 million as of June 30, 2010, down slightly from the December 31, 2009 balance of $433 million. Deposits are held in various forms with varying maturities. The Company’s securities portfolio, Federal funds sold, Federal Home Loan Bank advances, and cash and due from banks serve as the primary sources of liquidity, providing adequate funding for loans during periods of high loan demand. During periods of decreased lending, funds obtained from the maturing or sale of investments, loan payments, and new deposits are invested in short-term earning assets, such as cash held at the FRB, Federal funds sold and investment securities, to serve as a source of funding for future loan growth. Management believes that the Company’s available sources of funds, including borrowings, will provide adequate liquidity for its operations in the foreseeable future.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
As a smaller reporting company we are not required to provide the information required by this item.
ITEM 4T. CONTROLS AND PROCEDURES
The Company’s Interim Chief Executive Officer and Interim Chief Financial Officer, based on their evaluation of the Company’s disclosure controls and procedures as of the end of the Company’s fiscal quarter ended June 30, 2010 (as defined in Exchange Act Rule 13a—15(e), have concluded that the Company’s disclosure controls and procedures are adequate and effective for purposes of Rule 13a—15(e) in timely alerting them to material information relating to the Company required to be included in the Company’s filings with the SEC under the Securities Exchange Act of 1934.
There were no significant changes in the Company’s internal control over financial reporting or in other factors that could significantly affect internal controls that occurred during the Company’s fiscal quarter ended June 30, 2010.

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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
(a) None.
(b) None.
(c) None.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
Under the terms of the Series A Preferred Stock, Plumas Bancorp is required to pay dividends on a quarterly basis at a rate of 5% per year for the first five years, after which the dividend rate automatically increases to 9%. Dividend payments on the Series A Preferred Stock may be deferred without default, but the dividend is cumulative and, if Plumas Bancorp fails to pay dividends for six quarters, the holder will have the right to appoint representatives to Plumas Bancorp’ board of directors. As previously disclosed, Plumas Bancorp has determined to defer regularly scheduled quarterly interest payments on its Series A Preferred Stock. Therefore, Plumas Bancorp is currently in arrears with the dividend payments on the Series A Preferred Stock. As of the date of filing this report, the amount of the arrearage on the dividend payments of the Series A Preferred Stock is $149 thousand.
ITEM 4. (REMOVED AND RESERVED)
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

11	Computation of per share earnings appears in the attached 10-Q under Plumas Bancorp and Subsidiary Notes to Condensed Consolidated Financial Statements as Footnote 7 — Earnings Per Share.

31.1	Rule 13a-14(a) [Section 302] Certification of Principal Financial Officer dated July 28, 2010.

31.2	Rule 13a-14(a) [Section 302] Certification of Principal Executive Officer dated July 28, 2010.

32.1	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 dated July 28, 2010.

32.2	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 dated July 28, 2010.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
PLUMAS BANCORP
(Registrant)
Date: July 28, 2010

/s/ Richard L. Belstock
Richard L. Belstock
Interim Chief Financial Officer

/s/ Andrew J. Ryback
Andrew J. Ryback
Interim President and Chief Executive Officer