Form 10-Q
period 2010-09-30
PLUMAS BANCORP
filed 2010-10-27
CIK 1168455

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED September 30, 2010

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of October 26, 2010 4,776,339 shares.

PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
PLUMAS BANCORP
CONDENSED CONSOLIDATED BALANCE SHEET
(Unaudited)
(In thousands, except share data)

	September 30,	December 31,
	2010	2009

Assets
Cash and cash equivalents	$63,228	$59,493
Investment securities	63,523	87,950
Loans, less allowance for loan losses of $6,622 at September 30, 2010 and $9,568 at December 31, 2009	313,521	323,408
Premises and equipment, net	14,724	14,544
Intangible assets, net	518	648
Bank owned life insurance	10,376	10,111
Real estate and vehicles acquired through foreclosure	9,075	11,269
Accrued interest receivable and other assets	15,601	20,694

Total assets	$490,566	$528,117

Liabilities and Shareholders’ Equity

Deposits:
Non-interest bearing	$118,402	$111,958
Interest bearing	313,657	321,297

Total deposits	432,059	433,255
Short-term borrowings	—	20,000
Long-term debt	—	20,000
Accrued interest payable and other liabilities	9,508	6,321
Junior subordinated deferrable interest debentures	10,310	10,310

Total liabilities	451,877	489,886

Commitments and contingencies (Note 5)	—	—

Shareholders’ equity:
Serial preferred stock, no par value; 10,000,000 shares authorized; 11,949 issued and outstanding at September 30, 2010 and December 31, 2009	11,660	11,595
Common stock, no par value; 22,500,000 shares authorized; issued and outstanding — 4,776,339 shares at September 30, 2010 and December 31, 2009	5,985	5,970
Retained earnings	20,437	20,044
Accumulated other comprehensive income	607	622

Total shareholders’ equity	38,689	38,231

Total liabilities and shareholders’ equity	$490,566	$528,117

See notes to unaudited condensed consolidated financial statements.

PLUMAS BANCORP
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
(Unaudited)
(In thousands, except per share data)

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2010	2009	2010	2009
Interest Income:
Interest and fees on loans	$4,764	$5,090	$14,266	$15,556
Interest on investment securities:
Taxable	390	440	1,323	1,185
Exempt from Federal income taxes	4	123	119	360
Other	8	—	27	—

Total interest income	5,166	5,653	15,735	17,101

Interest Expense:
Interest on deposits	616	810	2,114	2,350
Interest on borrowings	1	21	135	56
Interest on junior subordinated deferrable interest debentures	84	84	235	294
Other	1	2	3	6

Total interest expense	702	917	2,487	2,706

Net interest income before provision for loan losses	4,464	4,736	13,248	14,395
Provision for Loan Losses	1,300	2,550	3,700	11,300

Net interest income after provision for loan losses	3,164	2,186	9,548	3,095

Non-Interest Income:
Service charges	917	970	2,747	2,823
Sale of merchant processing portfolio	—	—	1,435	—
Gain on sale of investments	200	—	780	—
Gain on sale of loans	360	205	600	215
Earnings on Bank owned life insurance policies	112	108	334	323
Other	199	252	644	680

Total non-interest income	1,788	1,535	6,540	4,041

Non-Interest Expenses:
Salaries and employee benefits	2,257	2,827	7,369	8,417
Occupancy and equipment	792	903	2,327	2,836
Provision for OREO losses	7	531	353	887
Other	1,591	1,482	4,760	4,901

Total non-interest expenses	4,647	5,743	14,809	17,041

Income (loss) before provision (benefit) for income taxes	305	(2,022)	1,279	(9,905)
Provision (Benefit) for Income Taxes	109	(882)	373	(4,258)

Net income (loss)	$196	$(1,140)	$906	$(5,647)
Preferred Stock Dividends and Discount Accretion	(171)	(171)	(513)	(458)

Net income (loss) available to common shareholders	$25	$(1,311)	$393	$(6,105)

Basic earnings (loss) per share	$0.01	$(0.27)	$0.08	$(1.28)

Diluted earnings (loss) per share	$0.01	$(0.27)	$0.08	$(1.28)

See notes to unaudited condensed consolidated financial statements.

PLUMAS BANCORP
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited)
(In thousands)

	For the Nine Months
	Ended September 30,
	2010	2009
Cash Flows from Operating Activities:
Net income (loss)	$906	$(5,647)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Provision for loan losses	3,700	11,300
Change in deferred loan origination costs/fees, net	(109)	(65)
Depreciation and amortization	1,296	1,468
Stock-based compensation expense	15	193
Amortization of investment security premiums	370	174
Accretion of investment security discounts	(48)	(42)
Net (gain) loss on sale of other real estate	(47)	157
Net (gain) loss on sale of vehicles owned	(17)	42
Gain on sale of investments	(780)	—
Gain on sale of loans held for sale	(600)	(215)
Loans originated for sale	(12,184)	(5,442)
Proceeds from secured borrowing	2,911	—
Proceeds from loan sales	9,072	5,478
Earnings on Bank owned life insurance policies	(265)	(257)
Provision for losses on other real estate	353	887
Decrease (increase) in accrued interest receivable and other assets	4,943	(4,673)
(Decrease) increase in accrued interest payable and other liabilities	(69)	637

Net cash provided by operating activities	9,447	3,995

Cash Flows from Investing Activities:
Proceeds from matured and called available-for-sale investment securities	25,841	8,000
Proceeds from matured and called held-to-maturity investment securities	—	1,729
Purchases of available-for-sale investment securities	(29,344)	(51,132)
Purchases of held-to-maturity investment securities	—	(1,520)
Proceeds from principal repayments from available-for-sale government-guaranteed mortgage-backed securities	6,384	5,662
Proceeds from sale of available-for-sale securities	21,979	—
Net decrease (increase) in loans	8,698	(2,029)
Proceeds from sale of other vehicles	157	219
Proceeds from sale of other real estate	3,105	1,595
Purchase of premises and equipment	(1,186)	(201)

Net cash provided by (used in) investing activities	35,634	(37,677)

Continued on next page.

PLUMAS BANCORP
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited)
(In thousands)
(Continued)

	For the Nine Months
	Ended September 30,
	2010	2009
Cash Flows from Financing Activities:
Net (decrease) increase in demand, interest bearing and savings deposits	$(1,816)	$41,944
Net increase in time deposits	620	10,501
Net decrease in borrowings	(40,000)	(14,000)
Net proceeds from exercise of stock options	—	5
Payment of cash dividends on preferred stock	(150)	(325)
Issuance of preferred stock, net of discount	—	11,517
Issuance of common stock warrant	—	407

Net cash (used in) provided by financing activities	(41,346)	50,049

Increase in cash and cash equivalents	3,735	16,367
Cash and Cash Equivalents at Beginning of Year	59,493	18,791

Cash and Cash Equivalents at End of Period	$63,228	$35,158

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:
Interest expense	$2,271	$2,693
Income taxes	$—	$65

Non-Cash Investing Activities:
Real estate and vehicles acquired through foreclosure	$1,312	$14,207
Net change in unrealized income on available-for-sale securities	$(15)	$161

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
2. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
The condensed consolidated financial statements include the accounts of the Company and the accounts of its wholly-owned subsidiary, Plumas Bank. Plumas Statutory Trust I and Plumas Statutory Trust II are not consolidated into the Company’s consolidated financial statements and, accordingly, are accounted for under the equity method. In the opinion of management, the unaudited condensed consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the Company’s financial position at September 30, 2010 and December 31, 2009 and its results of operations for the three-month and nine-month periods ended September 30, 2010 and 2009 and its cash flows for the nine-month periods ended September 30, 2010 and 2009. Certain reclassifications have been made to prior period’s balances to conform to classifications used in 2010.
The unaudited condensed consolidated financial statements of the Company have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim reporting on Form 10-Q. Accordingly, certain disclosures normally presented in the notes to the annual consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been omitted. The Company believes that the disclosures are adequate to make the information not misleading. These interim financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s 2009 Annual Report to Shareholders on Form 10-K. The results of operations for the three-month and nine-month periods ended September 30, 2010 may not necessarily be indicative of future operating results. In preparing such financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the balance sheet and revenues and expenses for the periods reported. Actual results could differ significantly from those estimates.
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

3. INVESTMENT SECURITIES
The amortized cost and estimated fair value of investment securities at September 30, 2010 and December 31, 2009 consisted of the following:

	September 30, 2010
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

Debt securities:
U.S. Treasury securities	$1,034,000	$8,000		$1,042,000
U.S. Government agencies	38,342,000	416,000		38,758,000
U.S. Government agencies collateralized by mortgage obligations	22,808,000	620,000		23,428,000
Obligations of states and political subdivisions	305,000		$(10,000)	295,000

	$62,489,000	$1,044,000	$(10,000)	$63,523,000

Net unrealized gains on available-for-sale investment securities totaling $1,034,000 were recorded, net of $427,000 in tax expense, as accumulated other comprehensive income within shareholders’ equity at September 30, 2010. During the nine months ended September 30, 2010 the Company sold forty-eight available-for-sale securities for $21,979,000, recording a $780,000 gain on sale.

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
Investment securities with unrealized losses at September 30, 2010 are summarized and classified according to the duration of the loss period as follows:

	Less than 12 Months
	Fair	Unrealized
	Value	Losses
Debt securities:

Obligations of states and political subdivisions	$295,000	$10,000

Investment securities with unrealized losses at December 31, 2009 are summarized and classified according to the duration of the loss period as follows:

	Less than 12 Months
	Fair	Unrealized
	Value	Losses
Debt securities:

U.S. Treasury securities	$1,052,000	$7,000
U.S. Government agencies	10,787,000	51,000
Obligations of states and political subdivisions	1,208,000	25,000

	$13,047,000	$83,000

At September 30, 2010, the Company held 70 securities of which two obligations of states and political subdivisions were in a loss position. The unrealized loss relates to market rate conditions. The security continues to pay as scheduled. When analyzing an issuer’s financial condition, management considers the length of time and extent to which the market value has been less than cost; the historical and implied volatility of the security; the financial condition of the issuer of the security; and the Company’s intent and ability to hold the security to recovery. As of September 30, 2010, management does not have the intent to sell these securities nor does it believe it is more likely than not that it will be required to sell these securities before the recovery of its amortized cost basis. Based on the Company’s evaluation of the above and other relevant factors, the Company does not believe the securities that are in an unrealized loss position as of September 30, 2010 are other than temporarily impaired.
The amortized cost and estimated fair value of investment securities at September 30, 2010 by contractual maturity are shown below. Expected maturities will differ from contractual maturities because the issuers of the securities may have the right to call or prepay obligations with or without call or prepayment penalties.

		Estimated
	Amortized	Fair
	Cost	Value

One year or less	$2,047,000	$2,062,000
After one year through five years	37,329,000	37,738,000
After five years through ten years	305,000	295,000

	39,681,000	40,095,000
Investment securities not due at a single maturity date:
Government-guaranteed mortgage-backed securities	22,808,000	23,428,000

	$62,489,000	$63,523,000

Investment securities with amortized costs totaling $44,149,000 and $72,154,000 and estimated fair values totaling $45,053,000 and $73,254,000 at September 30, 2010 and December 31, 2009, respectively, were pledged to secure deposits, including public deposits and treasury, tax and loan accounts.

4. LOANS
Outstanding loans are summarized below, in thousands:

	September 30,	December 31,
	2010	2009
Commercial	$42,344	$37,056
Agricultural	39,451	41,722
Real estate — mortgage	157,031	161,397
Real estate — construction and land development	31,694	38,061
Consumer	49,355	54,442

	319,875	332,678
Deferred loan costs, net	268	298
Allowance for loan losses	(6,622)	(9,568)

	$313,521	$323,408

Included in commercial loans at September 30, 2010 is $2,911,000 in guaranteed portions of SBA loans sold subject to a 90-day premium refund obligation. In accordance with new accounting standards for the sale of a portion of a loan, as more fully described in Note 13, we have recorded the proceeds from the sale of the guaranteed portions of SBA loans that are subject to a premium refund obligation as a secured borrowing and included such secured borrowings in other liabilities on the balance sheet. Once the premium refund obligation has elapsed the transaction will be recorded as a sale with the guaranteed portions of loans and the secured borrowing removed from the balance sheet and the resulting gain on sale recorded.
At September 30, 2010 and December 31, 2009, nonaccrual loans totaled $24,913,000 and $14,263,000, respectively.
Changes in the allowance for loan losses were as follows, in thousands:

	September 30,	December 31,
	2010	2009
Balance, beginning of year	$9,568	$7,224
Provision charged to operations	3,700	14,500
Losses charged to allowance	(7,208)	(12,500)
Recoveries	562	344

Balance, end of period	$6,622	$9,568

The following table presents information regarding impaired loans:

	September 30,	December 31,
	2010	2009
Balance of impaired loans carried at cost	$17,911	$5,512
Balance of impaired loans carried at fair value	8,847	9,435

Total recorded investment in impaired loans (net of allocated allowance of $1,168 at September 30, 2010 and $4,281 at December 31, 2009)	$26,758	$14,947

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

In the normal course of business, there are various outstanding commitments to extend credit, which are not reflected, in the financial statements, including loan commitments of $72,020,000 and $67,258,000 and stand-by letters of credit of $339,000 and $304,000 at September 30, 2010 and December 31, 2009, respectively.
Of the loan commitments outstanding at September 30, 2010, $10,996,000 are real estate construction loan commitments that are expected to fund within the next twelve months. The remaining commitments primarily relate to revolving lines of credit or other commercial loans, and many of these are expected to expire without being drawn upon. Therefore, the total commitments do not necessarily represent future cash requirements. Each loan commitment and the amount and type of collateral obtained, if any, are evaluated on an individual basis. Collateral held varies, but may include real property, bank deposits, debt or equity securities or business assets.
Stand-by letters of credit are conditional commitments written to guarantee the performance of a customer to a third party. These guarantees are primarily related to the purchases of inventory by commercial customers and are typically short-term in nature. Credit risk is similar to that involved in extending loan commitments to customers and accordingly, evaluation and collateral requirements similar to those for loan commitments are used. The deferred liability related to the Company’s stand-by letters of credit was not significant at September 30, 2010 or December 31, 2009.
6. PREFERRED STOCK AND JUNIOR SUBORDINATED DEBENTURES
During the second quarter of 2010, Plumas Bancorp, at the request of the Federal Reserve Bank of San Francisco (FRB), suspended quarterly cash dividend payments on its Series A Preferred Stock. While Plumas Bancorp accrued for this obligation, it is currently in arrears in the amount of $299 thousand with the dividend payments on the Series A Preferred Stock as of September 30, 2010.
During the second quarter of 2010, Plumas Bancorp, at the request of the FRB, deferred regularly scheduled quarterly interest payments on its outstanding junior subordinated debentures relating to its two trust preferred securities. While Plumas Bancorp accrued for this obligation, it is currently in arrears with the interest payments on the junior subordinated debentures as permitted by the related documentation. As of September 30, 2010, the amount of the arrearage on the payments on the subordinated debt associated with the trust preferred securities is $160 thousand.
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

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
(In thousands, except per share data)	2010	2009	2010	2009
Net Income (loss):
Net income (loss)	$196	$(1,140)	$906	$(5,647)
Dividends accrued and discount accreted on preferred shares	(171)	(171)	(513)	(458)

Net income (loss) available to common shareholders	$25	$(1,311)	$393	$(6,105)

Earnings Per Share:
Basic earnings (loss) per share	$0.01	$(0.27)	$0.08	$(1.28)
Diluted earnings (loss) per share	$0.01	$(0.27)	$0.08	$(1.28)
Weighted Average Number of Shares Outstanding:
Basic shares	4,776	4,776	4,776	4,776
Diluted shares	4,776	4,776	4,776	4,776

Shares of common stock issuable under stock options for which the exercise prices were greater than the average market prices were not included in the computation of diluted earnings per share due to their antidilutive effect. When a net loss occurs, no difference in earnings per share is calculated because the conversion of potential common stock is anti-dilutive. Stock options during the three months and nine months ended September 30, 2010 were excluded from the calculation of earnings per share as they were anti-dilutive.
8. COMPREHENSIVE INCOME (LOSS)
Total comprehensive income (loss) for the three months ended September 30, 2010 and 2009 totaled $57,000 and $(1,024,000), respectively. Comprehensive income (loss) is comprised of unrealized gains (losses), net of taxes, on available-for-sale investment securities, which were $(139,000) and $116,000 for the three months ended September 30, 2010 and 2009, respectively, together with net income (loss).
Total comprehensive income (loss) for the nine months ended September 30, 2010 and 2009 totaled $891,000 and $(5,486,000), respectively. Comprehensive income (loss) is comprised of unrealized gains (losses), net of taxes, on available-for-sale investment securities, which were $(15,000) and $161,000 for the nine months ended September 30, 2010 and 2009, respectively, together with net income (loss).
At September 30, 2010 and December 31, 2009, accumulated other comprehensive income totaled $607,000 and $622,000, respectively, and is reflected, net of taxes, as a component of shareholders’ equity.
9. STOCK-BASED COMPENSATION
In 2001 and 1991, the Company established Stock Option Plans for which 873,185 shares of common stock remain reserved for issuance to employees and directors and 558,455 shares are available for future grants under incentive and nonstatutory agreements as of September 30, 2010. The Company did not grant options during the nine months ended September 30, 2010 and 2009.
Compensation cost related to stock options recognized in operating results was $15,000 for the nine months ended September 30, 2010. The associated future income tax benefit recognized was $1,000 for the nine months ended September 30, 2010. Compensation cost related to stock options recognized in operating results was $193,000 for the nine months ended September 30, 2009. The associated future income tax benefit recognized was $15,000 for the nine months ended September 30, 2009.
Compensation cost related to stock options recognized in operating results was $43,000 and $64,000 for the quarters ended September 30, 2010 and 2009, respectively. The associated future income tax benefit recognized was $3,000 and $5,000 for the quarters ended September 30, 2010 and 2009, respectively.
The following table summarizes information about stock option activity for the nine months ended September 30, 2010:

			Weighted
			Average
		Weighted	Remaining
		Average	Contractual
		Exercise	Term	Intrinsic Value
	Shares	Price	(in years)	(in thousands)
Options outstanding at December 31, 2009	403,966	$13.56
Options granted	—	—
Options exercised	—	—
Options cancelled	(89,236)	$14.01

Options outstanding at September 30, 2010	314,730	$13.43	3.9	$—

Options exercisable at September 30, 2010	258,137	$13.26	3.7	$—

Expected to vest after September 30, 2010	49,219	$14.19	5.0	$—

At September 30, 2010, there was $114,000 of total unrecognized compensation cost related to non-vested stock option awards which is expected to be recognized over a weighted-average period of 0.9 years. The total fair value of options vested during the nine months ended September 30, 2010 was $210,000.
10. INCOME TAXES
The Company files its income taxes on a consolidated basis with its subsidiary. The allocation of income tax expense (benefit) represents each entity’s proportionate share of the consolidated provision for income taxes.
Deferred tax assets and liabilities are recognized for the tax consequences of temporary differences between the reported amount of assets and liabilities and their tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The determination of the amount of deferred income tax assets which are more likely than not to be realized is primarily dependent on projections of future earnings, which are subject to uncertainty and estimates that may change given economic conditions and other factors. The realization of deferred income tax assets is assessed and a valuation allowance is recorded if it is “more likely than not” that all or a portion of the deferred tax asset will not be realized. “More likely than not” is defined as greater than a 50% chance. All available evidence, both positive and negative is considered to determine whether, based on the weight of that evidence, a valuation allowance is needed. Based upon our analysis of available evidence, we have determined that it is “more likely than not” that all of our deferred income tax assets as of September 30, 2010 and December 31, 2009 will be fully realized and therefore no valuation allowance was recorded. On the consolidated balance sheet, net deferred tax assets are included in accrued interest receivable and other assets.
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
Interest expense and penalties associated with unrecognized tax benefits, if any, are classified as income tax expense in the consolidated statement of operations. There have been no significant changes to unrecognized tax benefits or accrued interest and penalties for the quarter ended September 30, 2010.

11. FAIR VALUE MEASUREMENT
Fair Value of Financial Instruments
The estimated fair values of the Company’s financial instruments are as follows, in thousands:

	September 30, 2010		December 31, 2009
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Financial assets:
Cash and cash equivalents	$63,228	$63,228	$59,493	$59,493,000
Investment securities	63,523	63,523	87,950	87,950,000
Loans	313,521	311,302	323,408	325,589,000
Bank owned life insurance	10,376	10,376	10,111	10,111,000
Accrued interest receivable	1,944	1,944	2,487	2,487,000

Financial liabilities:
Deposits	$432,059	$432,627	$433,255	$433,311,000
Short-term borrowings	—	—	20,000	20,000
Long-term debt	—	—	20,000	19,817
Junior subordinated deferrable interest debentures	10,310	2,981	10,310	2,909
Accrued interest payable	692	692	476	476
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
The following methods and assumptions were used by management to estimate the fair value of its financial instruments at September 30, 2010 and December 31, 2009:
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
The fair value of impaired loans is based on either the estimated fair value of underlying collateral or estimated cash flows, discounted at the loan’s effective rate. Assumptions regarding credit risk and cash flows are determined using available market information and specific borrower information.
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
Long-term debt: The fair values for long-term FHLB term advances are estimated using discounted cash flow analyses, using interest rates currently being offered at each reporting date for FHLB advances with a similar maturity.
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
The following tables present information about the Company’s assets and liabilities measured at fair value on a recurring and non recurring basis as of September 30, 2010 and December 31, 2009, and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value:
Level 1: Quoted prices for identical instruments traded in active exchange markets.
Level 2: Quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active and model-based valuation techniques for which all significant assumptions are observable or can be corroborated by observable market data.
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

Assets and liabilities measured at fair value on a recurring basis are summarized below:

		Fair Value Measurements at September 30, 2010 Using
		Quoted Prices in
		Active Markets for	Significant Other	Significant
	Total Fair	Identical Assets	Observable Inputs	Unobservable
	Value	(Level 1)	(Level 2)	Inputs (Level 3)

Assets:
U.S. Treasury securities	$1,042,000	$1,042,000
U.S. Government agencies	38,758,000	38,758,000
U.S. Government agencies collateralized by mortgage obligations	23,428,000		$23,428,000
Obligations of states and political subdivisions	295,000	295,000

	$63,523,000	$40,095,000	$23,428,000

There were no transfers into or out of Levels 1 and 2 of the fair value hierarchy during the nine months ended September 30, 2010.

		Fair Value Measurements at December 31, 2009 Using
		Quoted Prices in
		Active Markets for	Significant Other	Significant
	Total Fair	Identical Assets	Observable Inputs	Unobservable
	Value	(Level 1)	(Level 2)	Inputs (Level 3)

Assets:
U.S. Treasury securities	$1,052,000	$1,052,000
U.S. Government agencies	55,889,000	55,889,000
U.S. Government agencies collateralized by mortgage obligations	19,287,000		$19,287,000
Obligations of states and political subdivisions	11,722,000	11,722,000

	$87,950,000	$68,663,000	$19,287,000

The fair value of securities available for sale equals quoted market price, if available. If quoted market prices are not available, fair value is determined using quoted market prices for similar securities. There were no changes in the valuation techniques used during 2010 or 2009. Changes in fair market value are recorded in other comprehensive income.

Assets and liabilities measured at fair value on a non-recurring basis are summarized below:

		Fair Value Measurements at September 30, 2010 Using
		Quoted Prices in	Significant Other	Significant
		Active Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs	Total Gains
	Total Fair Value	(Level 1)	(Level 2)	(Level 3)	(Losses)

Assets:
Impaired loans	$8,847,000		$8,847,000		$(774,000)
Other real estate	9,055,000		9,055,000		(353,000)

	$17,902,000		$17,902,000		$(1,127,000)

		Fair Value Measurements at December 31, 2009 Using
		Quoted Prices in	Significant Other	Significant
		Active Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs	Total Gains
	Total Fair Value	(Level 1)	(Level 2)	(Level 3)	(Losses)

Assets:
Impaired loans	$9,435,000		$9,435,000		$(5,127,000)
Other real estate	11,204,000		11,204,000		(4,457,000)

	$20,639,000		$20,639,000		$(9,584,000)

The following methods were used to estimate the fair value of each class of assets above.
Impaired Loans: The fair value of impaired loans is based on the fair value of the collateral, if collateral dependant or the present value of the expected cash flows discounted at the loan’s effective rate for those loans not collateral dependant. These loans had a principal balance of $10,015,000 with a related valuation allowance of $1,168,000 at September 30, 2010. There were no changes in the valuation techniques used during the nine months ended September 30, 2010 or the year ended December 31, 2009.
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
12. BORROWING ARRANGEMENTS
Short-term borrowings at December 31, 2009 consisted of a $20,000,000 FHLB advance at 0.47% which matured and was repaid on January 19, 2010. Long-term borrowings at December 31, 2009 consisted of two $10,000,000 FHLB advances. During July 2010 the Company prepaid the two long term advances incurring a $226,000 prepayment penalty. There were no borrowings outstanding as of September 30, 2010.

13. ADOPTION OF NEW FINANCIAL ACCOUTNING STANDARDS
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
INTRODUCTION
The following discussion and analysis sets forth certain statistical information relating to the Company as of September 30, 2010 and December 31, 2009 and for the three and nine month periods ended September 30, 2010 and 2009. This discussion should be read in conjunction with the condensed consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q and the consolidated financial statements and notes thereto included in Plumas Bancorp’s Annual Report filed on Form 10-K for the year ended December 31, 2009.
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
IMPACT OF RECENT LEGISLATION.
On July 21, 2010, President Obama signed into law the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”), which significantly changes the regulation of financial institutions and the financial services industry. The Dodd-Frank Act includes provisions affecting large and small financial institutions alike, including several provisions that will affect how community banks, thrifts, and small bank and thrift holding companies will be regulated in the future. Among other things, these provisions abolish the Office of Thrift Supervision and transfer its functions to the other federal banking agencies, relax rules regarding interstate branching, allow financial institutions to pay interest on business checking accounts, permanently raises the current standard maximum deposit insurance amount to $250,000, and impose new capital requirements on bank and thrift holding companies. The Dodd-Frank Act also establishes the Bureau of Consumer Financial Protection as an independent entity within the Federal Reserve, which will be given the authority to promulgate consumer protection regulations applicable to all entities offering consumer financial services or products, including banks. The Bancorp’s management continues to review the provisions of the Dodd-Frank Act, many of which are phased-in over the next several months and years, and assess its probable impact on the operations of the Bancorp. However, the ultimate effect of the Dodd-Frank Act on the financial services industry in general, and the Bancorp in particular, is uncertain at this time.

OVERVIEW
The Company recorded net income of $906 thousand or $0.08 per share for the nine months ended September 30, 2010, up from a net loss of $5.6 million or ($1.28) per share for the nine months ended September 30, 2009. This increase in earnings resulted from a decline in the provision for loan losses of $7.6 million, an increase in non-interest income of $2.5 million and a decrease in non-interest expense of $2.2 million. These items were partially offset by a decline in net interest income of $1.2 million and an increase in the provision for income taxes of $4.6 million.
During the year ended December 31, 2009 we recorded a loan loss provision of $14.5 million including $11.3 million during the first nine months of 2009. Most of the 2009 provision for loan losses can be attributed to declines in collateral value and increases in net charges-offs related to our real estate construction and land development loan portfolio. During 2009 we significantly reduced our exposure to these loans as demonstrated by a decline in loan balances in this portfolio of $35.7 million from $73.8 million at December 31, 2008 to $38.1 million at December 31, 2009. We further reduced these balances to $31.7 million at September 30, 2010. See “Provision for Loan Losses” and “Analysis of Allowance for Loan losses” for a further discussion of our loan loss provision.
For the nine months ended September 30, 2010 non-interest income benefited from two large gains. We sold our merchant processing portfolio in June 2010 recording a gain on sale of $1.4 million. In addition, we sold $21.2 million in securities recording a gain on sale of $780 thousand. The three largest items resulting in the $2.2 million reduction in non-interest expense were a $1.0 million decline in salaries and employee benefits, a $534 thousand reduction in the provision for losses on OREO (other real estate owned) and a $509 thousand decline in occupancy and equipment costs.
Primarily related to a decrease in loan balances interest and fees on loans declined by $1.3 million resulting in a decline in net interest income of $1.2 million.
Pre-tax earnings increased by $11.2 million from a loss of $9.9 million during the nine months ended September 30, 2009 to income of $1.3 million during the current nine month period. This resulted in an increase in the provision for income taxes from a benefit of $4.3 million during the 2009 period to expense of $373 thousand during the current nine month period.
Net income (loss) allocable to common shareholders increased from a net loss of $6.1 million or ($1.28) per share during the nine months ended September 30, 2009 to net income of $393 thousand or $0.08 per share during the current nine month period. Income (loss) allocable to common shareholders is calculated by subtracting dividends accrued and discount amortized on preferred stock from net income / (loss).
Total assets at September 30, 2010 were $491 million, a decrease of $37 million from the $528 million at December 31, 2009. Cash and due from banks increased by $3.7 million from $59.5 million at December 31, 2009 to $63.2 million at September 30, 2010. Investment securities declined by $24 million from $87.9 million at December 31, 2009 to $63.5 million at September 30, 2010. Included in the decline in investment securities were sales totaling $21.2 million with a gain on sale of $780 thousand. Net loans decreased by $9.9 million which included net charge-offs of $6.6 million during the nine months ended September 30, 2010. Short-term borrowings, which totaled $20 million at December 31, 2009, matured in January of 2010. Long-term borrowings, which also totaled $20 million at December 31, 2009, were paid off during July, 2010. Deposits decreased by $1.2 million from $433.3 million at December 31, 2009 to $432.1 million at September 30, 2010. The decline in borrowings and deposits was slightly offset by a $3.2 million increase in other liabilities. Included in other liabilities is a $2.9 million secured borrowing which represents SBA loans sold but subject to a 90-day premium recourse provision. We are required to maintain this liability and the related loans on the balance sheet until the premium recourse period has passed. Once the 90 days has passed and no premium recourse remains we will remove the sold loans from assets, derecognize the secured borrowing and record the gain on sale.

The annualized return (loss) on average assets was 0.24% for the nine months ended September 30, 2010 up from (1.58)% for the nine months ended September 30, 2009. The annualized return (loss) on average common equity was 1.9% for the nine months ended September 30, 2010 up from (23.9)% for the nine months ended September 30, 2009.
RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2010
Net interest income before provision for loan losses. Net interest income, on a nontax-equivalent basis, for the nine months ended September 30, 2010 was $13.2 million, a decline of $1.2 million from the $14.4 million earned during the same period in 2009. The largest component of the decrease in net interest income was a decline in the average balance of loans. Other changes, resulting in a decrease in net interest income, included a decline in yield on the Company’s investment portfolio and an increase in the average balance of deposits. These items were partially offset by declines in rates paid on deposit and subordinated debentures and an increase in the average balance of investment securities and other interest earning assets. Net interest margin for the nine months ended September 30, 2010 decreased 32 basis points, or 7%, to 4.29%, down from 4.61% for the same period in 2009.
Interest income decreased $1.4 million or 8%, to $15.7 million for the nine months ended September 30, 2010 primarily as a result of a $34.9 million decline in the average balance of loans. Interest and fees on loans decreased $1.3 million to $14.3 million for the nine months ended September 30, 2010 as compared to $15.6 million during the first nine months of 2009. The Company’s average loan balances were $326 million for the nine months ended September 30, 2010, down from $360 million for the same period in 2009. The decline in loan balances includes net charge-offs which totaled $8.7 million from October 1, 2009 to September 30, 2010. The average rate earned on the Company’s loan balances increased 9 basis points to 5.86% during the first nine months of 2010 compared to 5.77% during the first nine months of 2009. The increase in loan yield reflects a decline in average nonaccrual loan balances. Average nonaccrual loans totaled $28.3 million during the nine months ended September 30, 2009 and $16.7 million during the current nine month period. Interest income on investment securities decreased by $103 thousand related to a decline in yield of 90 basis points. The decline in yield is primarily related to the replacement of matured and sold investment securities with new investments with market yields below those which they replaced. Interest income on other interest-earning assets, which totaled $27 thousand in 2010 and zero in 2009, relates to interest on balances held at the Federal Reserve.
Interest expense on deposits decreased by $236 thousand, or 10%, to $2.1 million for the nine months ended September 30, 2010. This decrease primarily relates to a decrease in the average rate paid on NOW, money market and time deposits partially offset by an increase in the average balance of these accounts.
Interest expense on NOW accounts decreased by $154 thousand related to a decrease in the average rate paid of 26 basis points from 0.69% during the 2009 period to 0.43% during the nine months ended September 30, 2010. This was partially offset by an increase in the average balance in these accounts of $8.8 million. The increase in NOW accounts is primarily related to an interest bearing transaction account designed for local public agencies which we have successfully marketed to several of the municipalities in our service area. Recently we have significantly lowered the rate paid on this account resulting in the decrease in interest paid on NOW accounts. Deposits related to this account averaged $34.2 million during the 2010 period and $23.5 million during the nine months ended September 30, 2009.

Interest expense on money market deposits declined by $80 thousand primarily related to a decline in the rate paid on these accounts from 0.84% during the nine months ended September 30, 2009 to 0.57% during the current nine month period. Interest expense on time deposits increased by $4 thousand and totaled $1.5 million for both nine month periods. Average time deposits totaled $126.3 million during the 2010 period, up $24.9 million from $101.4 million during the nine months ended September 30, 2009. The average rate paid on time deposits decreased from 2.03% during the nine months ended September 30, 2009 to 1.64% during the current nine month period. This decrease primarily relates to a decline in market rates in the Company’s service area. The increase in time deposits is related to a promotional time deposit product we began offering in September, 2009 and continued to offer until April 30, 2010.
Interest on borrowings increased by $79 thousand related to an increase in the rate paid on borrowings as we chose to extend the term of our borrowings; however, this was partially offset by a $59 thousand decline in interest paid on junior subordinated debentures.
Interest expense on long-term borrowings totaled $129 thousand during the nine months ended September 30, 2010. We chose to prepay these borrowings during July 2010 as we had significant excess liquidity and no longer projected a need for these long-term borrowings. We incurred a $226 thousand prepayment penalty on these advances which we anticipate will be more than offset by future savings in interest expense. There were no long-term borrowings outstanding during the 2009 period. Interest on short-term borrowings decreased by $51 thousand to $5 thousand related to a decline in average balance of $23.7 million from $25.0 million during the first nine months of 2009 to $1.3 million during the current period. Interest expense paid on junior subordinated debentures, which fluctuates with changes in the 3-month London Interbank Offered Rate (LIBOR), decreased by $59 thousand as a result of a decrease in LIBOR.

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

	For the Nine Months Ended September 30, 2010			For the Nine Months Ended September 30, 2009
	Average Balance	Interest	Yield/	Average Balance	Interest	Yield/
	(in thousands)	(in thousands)	Rate	(in thousands)	(in thousands)	Rate

Interest-earning assets:
Loans (1) (2)	$325,558	$14,266	5.86%	$360,412	$15,556	5.77%
Investment securities (1)	71,470	1,442	2.70%	57,376	1,545	3.60%
Other	15,521	27	0.23%	16	—	0.32%

Total interest-earning assets	412,549	15,735	5.10%	417,804	17,101	5.47%

Cash and due from banks	41,538			26,467
Other assets	49,389			34,437

Total assets	$503,476			$478,708

Interest-bearing liabilities:
NOW deposits	$102,348	327	0.43%	$93,584	481	0.69%
Money market deposits	42,239	179	0.57%	41,030	259	0.84%
Savings deposits	50,499	63	0.17%	50,282	69	0.18%
Time deposits	126,302	1,545	1.64%	101,364	1,541	2.03%

Total deposits	321,388	2,114	0.88%	286,260	2,350	1.10%

Short-term borrowings	1,319	5	0.51%	25,006	56	0.30%
Long-term borrowings	13,333	130	1.30%	—	—	—%
Other interest-bearing liabilities	123	3	3.26%	215	6	3.73%
Junior subordinated debentures	10,310	235	3.05%	10,310	294	3.81%

Total interest-bearing liabilities	346,473	2,487	0.96%	321,791	2,706	1.12%

Non-interest bearing deposits	109,135			106,714
Other liabilities	8,956			5,723
Shareholders’ equity	38,912			44,480

Total liabilities & equity	$503,476			$478,708

Cost of funding interest-earning assets (3)			0.81%			0.86%
Net interest income and margin (4)		$13,248	4.29%		$14,395	4.61%

(1)	Not computed on a tax-equivalent basis.

(2)	Net loan costs included in loan interest income for the nine-month periods ended September 30, 2010 and 2009 were $27 thousand and $133 thousand, respectively.

(3)	Total annualized interest expense divided by the average balance of total earning assets.

(4)	Annualized net interest income divided by the average balance of total earning assets.

The following table sets forth changes in interest income and interest expense for the nine-month periods indicated and the amount of change attributable to variances in volume, rates and the combination of volume and rates based on the relative changes of volume and rates:

	2010 over 2009 change in net interest income
	for the nine months ended September 30
	(in thousands)
	Volume (1)	Rate (2)	Mix (3)	Total

Interest-earning assets:
Loans	$(1,504)	$237	$(23)	$(1,290)
Investment securities	380	(387)	(96)	(103)
Other	36	—	(9)	27

Total interest income	(1,088)	(150)	(128)	(1,366)

Interest-bearing liabilities:
NOW deposits	45	(182)	(17)	(154)
Money market deposits	8	(85)	(3)	(80)
Savings deposits	—	(6)	—	(6)
Time deposits	379	(301)	(74)	4
Short-term borrowings	(53)	39	(37)	(51)
Long-term borrowings	—	—	130	130
Other interest-bearing liabilities	(3)	(1)	1	(3)
Junior subordinated debentures	—	(59)	—	(59)

Total interest expense	376	(595)	—	(219)

Net interest income	$(1,464)	$445	$(128)	$(1,147)

(1)	The volume change in net interest income represents the change in average balance divided by the previous year’s rate.

(2)	The rate change in net interest income represents the change in rate multiplied by the previous year’s average balance.

(3)	The mix change in net interest income represents the change in average balance multiplied by the change in rate.
Provision for loan losses. During the nine months ended September 30, 2010 we recorded a provision for loan losses of $3.7 million down $7.6 million from the $11.3 million provision recorded during the nine months ended September 30, 2009.
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
Net charge-offs totaled $6.6 million during the nine months ended September 30, 2010 and $10.2 million during the same period in 2009. Net charge-offs as an annualized percentage of average loans decreased from 3.77% during the nine months ended September 30, 2009 to 2.73% during the current period. While we incurred significant charge-offs during the 2010 period, $3.1 million of the charge-offs had been incorporated in the allowance for loan losses at December 31, 2009 as specific reserves on impaired loans. The allowance for loan losses totaled $6.6 million at September 30, 2010 and $8.4 million at September 30, 2009. The decrease in the allowance for loan losses from September 30, 2009 is attributable to a $1.3 million decrease in specific reserves related to impaired loans from $2.5 million at September 30, 2009 to $1.2 million at September 30, 2010 and a decrease of $35 million in average loan balances. General reserves decreased by $381 thousand to $5.5 million at September 30, 2010 primarily related to a decline in loan balances. Related to the decrease in specific reserves on impaired loans, the allowance for loan losses as a percentage of total loans decreased from 2.43% at September 30, 2009 to 2.07% at September 30, 2010.

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
Non-interest income. During the nine months ended September 30, 2010 non-interest income increased by $2.5 million to $6.5 million, from $4.0 million during the nine months ended September 30, 2009. This increase was primarily related to three items, the largest of which was a $1.4 million gain on the sale of our merchant processing portfolio. During June 2010 we entered into an alliance with a world-wide merchant processing leader. In conjunction with this alliance we sold our merchant processing business, recording a one-time gain of $1.4 million. The Company believes that this alliance provides our customers with a superior merchant processing solution. Additionally we sold $21.2 million in securities recording a gain on sale of $780 thousand. We chose to sell substantially all of our municipal securities portfolio as part of our overall asset/liability management strategy and related to the favorable market price for these securities. In addition, we sold $10.4 million in U.S. government agency securities to lock in significant gains that were available on these securities. Finally, we recorded a gain on sale of SBA loans of $600 thousand representing the sale of $8.3 million in loans. Additional SBA loans totaling $2.9 million were sold during the third quarter; however, the gain on sale generated will not be recorded until the 90-day premium recourse period on SBA loan sales has expired. During the fourth quarter, assuming no premiums are refunded, the Company will recognize a gain on sale of approximately $221 thousand; however, it will also incur commission expense of approximately $76 thousand.
Loan service fees increased by $45 thousand to $133 thousand for the nine months ended September 30, 2010. Loan service fees are primarily related to fees earned for servicing the sold portion of SBA loans and the increase in this category is consistent with the increase in sold SBA loans.
Service charges on deposits accounts declined by $76 thousand primarily related to a decline in overdraft fees as new regulations placed additional restrictions on the Bank in charging overdraft fees on ATM and Point of Sale transactions. Merchant processing fees declined by $69 thousand related to the sale of our merchant processing portfolio in June.
The following table describes the components of non-interest income for the nine-month periods ending September 30, 2010 and 2009, dollars in thousands:

	For the Nine Months
	Ended September 30,		Dollar	Percentage
	2010	2009	Change	Change
Service charges on deposit accounts	$2,747	$2,823	$(76)	-2.7%
Sale of merchant processing portfolio	1,435	—	1,435	100%
Gain on sale of securities	780	—	780	100%
Gain on sale of loans	600	215	385	179.1%
Earnings on life insurance policies	334	323	11	3.4%
Merchant processing income	142	211	(69)	-32.7%
Loan service fees	133	88	45	51.1%
Customer service fees	100	92	8	8.7%
Safe deposit box and night depository income	48	49	(1)	-2.0%
Investment services income	44	61	(17)	-27.9%
Other	177	179	(2)	-1.1%

Total non-interest income	$6,540	$4,041	$2,499	61.8%

Non-interest expenses. We continue to focus on cost control initiatives which have resulted in significant savings in most categories of non-interest expense. In addition during the second quarter of 2010 we reduced our head count by approximately 10% which has resulted in significant savings in salary and benefits during the third quarter. During the nine months ended September 30, 2010, total non-interest expense decreased by $2.2 million, or 13%, to $14.8 million, down from $17.0 million for the comparable period in 2009. This decrease in non-interest expense was primarily the result of savings in salaries and employee benefits, occupancy and equipment costs, provision for OREO losses and a reduction in losses on the sale of OREO and OVO (Other Vehicles Owned). These items were partially offset by increases in outside service fees and OREO carrying expenses.
Salaries and employee benefits decreased by $1.0 million primarily related to four items. Salary expense, excluding commissions, declined by $509 thousand related to reduced staffing in all areas with the exception of loan production and problem assets. While the Company has effectively reduced personnel in most functional areas, we have increased staffing in our problem asset department to effectively manage our increased level of nonperforming assets. Additionally, we have increased staffing in our SBA department and our commercial lending department as we see opportunities for loan growth in these areas. Commission expense, which relates to SBA personnel and is included in salary expense, increased by $113 thousand resulting from the increase in SBA sales. Stock compensation expense decreased by $154 thousand. During the first quarter of 2010 we recorded an adjustment to the estimated forfeiture rate associated with option expense. Finally, we have eliminated discretionary bonuses in 2010 resulting in a decrease in bonus expense of $346 thousand and during the second quarter of 2010 we discontinued the company matching contributions to our 401k plan saving $120 thousand.
The decline in occupancy and equipment expense primarily relates to the savings realized from the purchase of our Redding branch. On March 31, 2010 we purchased the building housing our Redding branch at a cost of $1.0 million. Previously we had leased this building. Under the terms of the lease agreement we were provided free rent for a period of time; however, in accordance with accounting principals we recognized monthly rent expense equal to the total payments required under the lease dividend by the term of the lease in months. At the time of the purchase we reversed this accrual recognizing a $184 thousand reduction in occupancy costs. In addition to the one-time savings from the reversal of accrued rent we benefit from reduced operating costs on this building as the owner rather than a renter. Occupancy costs also benefited from a milder winter resulting in reduced utility and snow removal costs. Equipment costs benefited from a $118 thousand reduction in depreciation expense.
Losses on the sale of OREO and OVO totaled $200 thousand during the first nine months of 2009; however during 2010 we recorded net gains on sale of OREO and OVO totaling $64 thousand. We also greatly reduced our provision for OREO losses from $887 thousand during the nine months ended September 30, 2009 to $353 thousand during the nine months ended September 30, 2010.
Other reductions in expense include savings in FDIC insurance, professional fees, telephone, loan collection costs, business development, advertising, director expense, courier expense, and supplies costs. In total these costs were down $491 thousand for the first nine months of 2010.
Outside service fees increased by $308 thousand related to the outsourcing of daily management of our computer network operations and the installation of a new internet banking platform. Consistent with the increase in average OREO (See “Nonperforming Assets”) OREO carrying expenses increased by $333 thousand.

The following table describes the components of non-interest expense for the nine-month periods ending September 30, 2010 and 2009, dollars in thousands:

	For the Nine Months
	Ended September 30,		Dollar	Percentage
	2010	2009	Change	Change
Salaries and employee benefits	$7,369	$8,417	$(1,048)	-12.5%
Occupancy and equipment	2,327	2,836	(509)	-17.9%
Outside service fees	896	588	308	52.4%
FDIC insurance and assessments	800	905	(105)	-11.6%
OREO Expense	534	201	333	165.7%
Professional fees	509	598	(89)	-14.9%
Provision for OREO losses	353	887	(534)	-60.2%
Telephone and data communication	257	301	(44)	-14.6%
Loan and collection expenses	225	252	(27)	-10.7%
Business development	197	241	(44)	-18.3%
Advertising and shareholder relations	180	249	(69)	-27.7%
Armored car and courier	180	210	(30)	-14.3%
Director compensation	174	221	(47)	-21.3%
Postage	162	154	8	5.2%
Deposit premium amortization	130	130	—	—%
Stationery and supplies	103	139	(36)	-25.9%
(Gain) loss on sale of OREO and OVO	(64)	200	(264)	-132.0%
Other	477	512	(35)	-6.8%

Total non-interest expense	$14,809	$17,041	$(2,232)	-13.1%

Provision for income taxes. The Company recorded an income tax provision of $373 thousand, or 29.2% of pre-tax income for the nine months ended September 30, 2010. This compares to an income tax benefit of $4.3 million, or 43.0% of pre-tax loss for the nine months ended September 30, 2009. The percentage for 2010 differs from the statutory rate as tax exempt income such as earnings on Bank owned life insurance and municipal loan and investment income decrease taxable income.
Deferred tax assets and liabilities are recognized for the tax consequences of temporary differences between the reported amount of assets and liabilities and their tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The determination of the amount of deferred income tax assets which are more likely than not to be realized is primarily dependent on projections of future earnings, which are subject to uncertainty and estimates that may change given economic conditions and other factors. The realization of deferred income tax assets is assessed and a valuation allowance is recorded if it is “more likely than not” that all or a portion of the deferred tax asset will not be realized. “More likely than not” is defined as greater than a 50% chance. All available evidence, both positive and negative is considered to determine whether, based on the weight of that evidence, a valuation allowance is needed. Based upon our analysis of available evidence, we have determined that it is “more likely than not” that all of our deferred income tax assets as of September 30, 2010 and December 31, 2009 will be fully realized and therefore no valuation allowance was recorded. On the consolidated balance sheet, net deferred tax assets are included in accrued interest receivable and other assets.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2010
Net Income (loss). The Company recorded net income of $196 thousand for the three months ended September 30, 2010, up from a net loss of $1.1 million for the three months ended September 30, 2009. This increase in earnings included a $1.25 million decrease in the provision for loan losses, an increase in non-interest income of $253 thousand and a decrease in non-interest expense of $1.1 million. Partially offsetting these items was a decrease in net interest income of $272 thousand and an increase in the provision for income taxes of $991 thousand.
Net income (loss) allocable to common shareholders increased from a net loss of $1.3 million or ($0.27) per share during the three months ended September 30, 2009 to net income of $25 thousand or $0.01 per share during the current three month period. Income (loss) allocable to common shareholders is calculated by subtracting dividends accrued and discount amortized on preferred stock from net income / (loss).
Net interest income before provision for loan losses. Net interest income, on a nontax-equivalent basis, was $4.5 million for the three months ended September 30, 2010, a decrease of $272 thousand, or 6%, from $4.7 million for the same period in 2009. The decline in net interest income was primarily related to a decrease in the average balance of loans, decreases in the average balance and yield on investments and increases in the average balance of time deposits. The effect of these items on net interest income was partially offset by a decline in the rates paid on deposits and an increase in average yield on loans. Net interest margin for the three months ended September 30, 2010 decreased 2 basis points to 4.41%, down from 4.43% for the same period in 2009.
Interest income decreased $487 thousand or 9%, to $5.2 million for the three months ended September 30, 2010 primarily as a result of a decline in average loan balances and a decrease in yield on investment securities. Interest and fees on loans decreased $326 thousand to $4.8 million for the three months ended September 30, 2010 as compared to $5.1 million during the third quarter of 2009. The Company’s average loan balances were $323 million during the three months ended September 30, 2010, down $33.3 million, or 9%, from $356 million for the same period in 2009. The decline in loan balances includes net charge-offs which totaled $8.7 million from October 1, 2009 to September 30, 2010. The average rate earned on the Company’s loan balances increased from 5.67% during the third quarter of 2009 to 5.85% during the three months ended September 30, 2010. The increase in loan yield reflects a decline in average nonaccrual loan balances. Average nonaccrual loans totaled $26.6 million during the three months ended September 30, 2009 and $17.0 million during the current quarter. Interest income on investment securities decreased by $169 thousand primarily related to a decline in yield of 86 basis points. The decline in yield is primarily related to the replacement of matured and sold investment securities with new investments with market yields below those which they replaced. Average investment securities declined slightly from $68 million during the third quarter of 2009 to $65 million during the current quarter. Interest income on other interest-earning assets, which totaled $8 thousand in 2010 and zero in 2009, relates to interest on balances held at the Federal Reserve.
Interest expense decreased by $215 thousand, or 23%, to $702 thousand for the three months ended September 30, 2010, down from $917 thousand for the same period in 2009. This decline primarily relates to a decline in rate paid on all categories of interest-bearing deposits. The largest decline in rate paid was in NOW accounts. The average rate paid on NOW accounts declined from 0.76% during the third quarter of 2009 to 0.24% during the current quarter. This decline resulted from significantly lowering the rate paid on public sweep accounts. Although we lost some deposits by lowering this rate, as illustrated by an $11.4 million decline in average NOW accounts, we currently are more focused on the profitability of the public sweep accounts rather than the total deposits we can generate from this source. The decline in rates paid on deposits was partially offset by an increase in the average balance in time deposits. Average time deposits increased by $19.2 million from $104.8 million during the third quarter of 2009 to $124.0 million during the current quarter. The increase in time deposits is related to a promotional time deposit product we began offering in September, 2009 and continued to offer until April 30, 2010. The average rate paid on time deposits decreased from 1.87% during the three months ended September 30, 2009 to 1.56% during the current three month period. This decrease primarily relates to a decline in market rates in the Company’s service area.

Interest on borrowings decreased by $20 thousand related to a decrease in average balance outstanding. During the 2009 quarter interest expense on borrowings totaled $21 thousand, while during the current quarter interest on borrowed funds was only $1 thousand. Interest expense paid on junior subordinated debentures, which fluctuates with changes in the 3-month LIBOR, increased by $1 thousand.
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

	For the Three Months Ended September 30, 2010			For the Three Months Ended September 30, 2009
	Average Balance	Interest	Yield/	Average Balance	Interest	Yield/
	(in thousands)	(in thousands)	Rate	(in thousands)	(in thousands)	Rate

Interest-earning assets:
Loans (1) (2)	$322,950	$4,764	5.85%	$356,210	$5,090	5.67%
Investment securities (1)	64,809	394	2.41%	68,329	563	3.27%
Other	13,816	8	0.23%	—	—	0.80%

Total interest-earning assets	401,575	5,166	5.10%	424,539	5,653	5.28%

Cash and due from banks	42,662			35,511
Other assets	48,084			37,091

Total assets	$492,321			$497,141

Interest-bearing liabilities:
NOW deposits	$99,187	60	0.24%	$110,617	212	0.76%
Money market deposits	40,847	45	0.44%	40,660	82	0.80%
Savings deposits	51,418	22	0.17%	50,638	22	0.17%
Time deposits	124,052	488	1.56%	104,822	494	1.87%

Total deposits	315,504	615	0.77%	306,737	810	1.05%

Short-term borrowings	—	—	—%	19,886	21	0.42%
Long-term borrowings	217	1	1.83%	—	—	—%
Other interest-bearing liabilities	115	1	3.45%	209	2	3.79%
Junior subordinated debentures	10,310	85	3.27%	10,310	84	3.23%

Total interest-bearing liabilities	326,146	702	0.85%	337,142	917	1.08%

Non-interest bearing deposits	116,396			110,459
Other liabilities	10,334			6,308
Shareholders’ equity	39,445			43,232

Total liabilities & equity	$492,321			$497,141

Cost of funding interest-earning assets (3)			0.69%			0.85%
Net interest income and margin (4)		$4,464	4.41%		$4,736	4.43%

(1)	Not computed on a tax-equivalent basis.

(2)	Net loan costs included in loan interest income for the three-month periods ended September 30, 2010 and 2009 were $7 thousand and $47 thousand, respectively.

(3)	Total interest expense divided by the average balance of total earning assets.

(4)	Net interest income divided by the average balance of total earning assets.

The following table sets forth changes in interest income and interest expense for the three-month periods indicated and the amount of change attributable to variances in volume, rates and the combination of volume and rates based on the relative changes of volume and rates:

	2010 over 2009 change in net interest income
	for the three months ended September 30
	(in thousands)
	Volume (1)	Rate (2)	Mix (3)	Total

Interest-earning assets:
Loans	$(475)	$165	$(16)	$(326)
Investment securities	(29)	(148)	8	(169)
Other	8	—	—	8

Total interest income	(496)	17	(8)	(487)

Interest-bearing liabilities:
NOW deposits	(22)	(145)	15	(152)
Money market deposits	—	(37)	—	(37)
Savings deposits	—	—	—	—
Time deposits	91	(82)	(15)	(6)
Short-term borrowings	(21)	(21)	21	(21)
Long-term borrowings	—	—	1	1
Other interest-bearing liabilities	(1)	—	—	(1)
Junior subordinated debentures	—	1	—	1

Total interest expense	47	(284)	22	(215)

Net interest income	$(543)	$301	$(30)	$(272)

(1)	The volume change in net interest income represents the change in average balance divided by the previous year’s rate.

(2)	The rate change in net interest income represents the change in rate divided by the previous year’s average balance.

(3)	The mix change in net interest income represents the change in average balance multiplied by the change in rate.
Provision for loan losses. The Company recorded a $1.3 million provision for loan losses for the three months ended September 30, 2010 compared to the $2.55 million in provision for loan losses for the three months ended September 30, 2009. See the nine month discussion for a detailed discussion of the decline in provision for loan losses during 2010 as compared to 2009. Management assesses its loan quality monthly to maintain an adequate allowance for loan losses. Based on information currently available, management believes that the allowance for loan losses is adequate to absorb the probable losses in the portfolio. However, no assurance can be given that the Company may not sustain charge-offs which are in excess of the allowance in any given period.
Non-interest income. During the three months ended September 30, 2010, total non-interest income increased by $253 thousand from the same period in 2009. Gains on SBA loan sales increased by $155 thousand from $205 thousand during the 2009 quarter to $360 thousand during the current quarter. In addition, we sold $6.6 million in securities during the 2010 quarter and realized a $200 thousand gain on sale. These items were somewhat offset by a decrease of $71 thousand in merchant processing income and a $53 thousand reduction in service charge income. Merchant processing fees declined related to the sale of our merchant processing portfolio in June 2010. The decline in service charges on deposits accounts was primarily related to a decline in overdraft fees as new regulations placed additional restrictions on the Bank in charging overdraft fees on ATM and Point of Sale transactions.

The following table describes the components of non-interest income for the three-month periods ending September 30, 2010 and 2009, dollars in thousands:

	For the Three
	Months
	Ended September 30,		Dollar	Percentage
	2010	2009	Change	Change
Service charges on deposit accounts	917	970	(53)	-5.5%
Gain on sale of loans	360	205	155	75.6%
Gain on sale of securities	200	—	200	100%
Earnings on life insurance policies	112	108	4	3.7%
Loan service fees	55	34	21	61.8%
Customer service fees	35	33	2	6.1%
Merchant processing income	28	99	(71)	-71.7%
Safe deposit box and night depository income	16	15	1	6.7%
Investment services income	8	14	(6)	-42.9%
Other	57	57	—	—%

Total non-interest income	$1,788	$1,535	$253	16.5%

Non-interest expenses. During the three months ended September 30, 2010, total non-interest expenses decreased by $1.1 million, or 19%, to $4.6 million, down from $5.7 million for the comparable period in 2009. The decrease in non-interest expense was primarily the result of decreases of $570 thousand in salaries and employee benefits, $111 thousand in occupancy and equipment, $156 thousand in (gain)/loss on sale of OREO and OVO and $524 thousand in the provision for OREO losses. These savings were partially offset by increases of $102 thousand in outside service fees, $58 thousand in FDIC insurance, $54 thousand in OREO carrying costs and $149 thousand in other non-interest expense.
The salary and employee benefit reductions included a decline in salary expense of $338 thousand mostly related to an approximately 10% reduction in head count during the second quarter of 2010. We also have significantly reduced benefit cost including savings of $162 thousand in bonus expense, $53 thousand in 401k matching contributions and $49 thousand in group insurance. Commission expense increased by $40 thousand related to the increase in SBA loan sales.
The reduction in occupancy and equipment expense includes savings related to the March 2010 purchase of our Redding branch and reductions in other costs including a $29 thousand decline in furniture and equipment depreciation expense. The Company recorded gains on the sale of OVO and OREO totaling $97 thousand during the third quarter of 2010, compared to losses of $59 thousand during the three months ended September 30, 2009. We also reduced our provision for OREO losses by $524 thousand from $531 thousand during the three months ended September 30, 2009 to just $7 thousand during the three months ended September 30, 2010.
We continue to focus on cost control initiatives which have resulted in savings in professional fees, telephone expense, loan and collections costs, business development, advertising, director expense, and courier expense. In total these costs were down $105 thousand from the three months ended September 30, 2009.
Outside service fees increased by $102 thousand primarily related to the outsourcing of the daily management of our computer network operations and a new and expanded internet banking product. A $54 thousand increase in OREO carrying costs is consistent with an increase in the average balance of OREO outstanding during the comparison quarters. The $149 thousand increase in other non-interest expense resulted from a $226 thousand prepayment penalty related to the prepayment of our long-term borrowings during July, 2010.

The following table describes the components of non-interest expense for the three-month periods ending September 30, 2010 and 2009, dollars in thousands:

	For the Three
	Months
	Ended September 30,		Dollar	Percentage
	2010	2009	Change	Change
Salaries and employee benefits	$2,257	$2,827	$(570)	-20.2%
Occupancy and equipment	792	903	(111)	-12.3%
Outside service fees	294	192	102	53.1%
FDIC insurance and assessments	294	236	58	24.6%
Professional fees	143	174	(31)	-17.8%
OREO Expense	129	75	54	72.0%
Telephone and data communication	81	100	(19)	-19.0%
Loan and collection expenses	78	91	(13)	-14.3%
Business development	65	71	(6)	-8.5%
Advertising and shareholder relations	63	76	(13)	-17.1%
Armored car and courier	63	73	(10)	-13.7%
Director compensation	60	73	(13)	-17.8%
Postage	53	47	6	12.8%
Deposit premium amortization	43	43	—	—%
Stationery and supplies	39	38	1	2.6%
Provision for OREO losses	7	531	(524)	-98.7%
(Gain) loss on sale of OREO and OVO	(97)	59	(156)	-264.4%
Other	283	134	149	111.2%

Total non-interest expense	$4,647	$5,743	$(1,096)	-19.1%

Provision for income taxes. The Company recorded income tax expense of $109 thousand, or 35.7% of pre-tax income for the three months ended September 30, 2010. This compares to an income tax benefit of $882 thousand, or 43.6% of pre-tax loss for the three months ended September 30, 2009. The percentage for 2010 differs from the statutory rate as tax exempt income such as earnings on Bank owned life insurance and municipal loan interest decrease taxable income.
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
Loan portfolio composition. Net loans decreased from $323 million at December 31, 2009 to $314 million at September 30, 2010. The Company continues to manage the mix of its loan portfolio consistent with its identity as a community bank serving the financing needs of all sectors of its geographical footprint. Although the Company offers a broad array of financing options, it continues to concentrate its focus on small to medium sized businesses. The Company offers both fixed and floating rate loans and obtains collateral in the form of real property, business assets and deposit accounts, but looks to business and personal cash flows as its primary source of repayment.

The Company’s largest lending categories are real estate mortgage loans and consumer loans. These categories accounted for approximately 49% and 16%, respectively of the Company’s total loan portfolio at September 30, 2010 and 48% and 16%, respectively at December 31, 2009. Other categories of loans include commercial, agricultural and real estate construction and land development loans. These categories accounted for approximately 13%, 12% and 10%, respectively of the Company’s total loan portfolio at September 30, 2010, consistent with the approximate 11%, 13% and 12%, respectively of the Company’s total loan portfolio at December 31, 2009. In addition, the Company’s real estate related loans, including real estate mortgage loans, real estate construction and land development loans, consumer equity lines of credit, and agricultural loans secured by real estate comprised 77% of the total loan portfolio at September 30, 2010 and December 31, 2009. The business activities of the Company currently are focused in the California counties of Plumas, Nevada, Placer, Lassen, Modoc, Shasta, and Sierra and in Washoe County in Northern Nevada. Consequently, the results of operations and financial condition of the Company are dependent upon the general trends in these economies and, in particular, the residential and commercial real estate markets. In addition, the concentration of the Company’s operations in these areas of Northeastern California and Northwestern Nevada exposes it to greater risk than other banking companies with a wider geographic base in the event of catastrophes, such as earthquakes, fires and floods in these regions.
The rates of interest charged on variable rate loans are set at specific increments in relation to the Company’s lending rate or other indexes such as the published prime interest rate or U.S. Treasury rates and vary with changes in these indexes. At September 30, 2010 and December 31, 2009, approximately 70% and 68%, respectively, of the Company’s loan portfolio was compromised of variable rate loans. While real estate mortgage, commercial and consumer lending remain the foundation of the Company’s historical loan mix, some changes in the mix have occurred due to the changing economic environment and the resulting change in demand for certain loan types. In addition, the Company remains committed to the agricultural industry in Northeastern California and will continue to pursue high quality agricultural loans. Agricultural loans include both commercial and commercial real estate loans. The Company’s agricultural loan balances totaled $39 million and $42 million at September 30, 2010 and December 31, 2009, respectively.
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

The allowance for loan losses is established through charges to earnings in the form of the provision for loan losses. Loan losses are charged to and recoveries are credited to the allowance for loan losses. The allowance for loan losses is maintained at a level deemed appropriate by management to provide for known and inherent risks in loans. The adequacy of the allowance for loan losses is based upon management’s continuing assessment of various factors affecting the collectibility of loans; including current economic conditions, maturity of the portfolio, size of the portfolio, industry concentrations, borrower credit history, collateral, the existing allowance for loan losses, independent credit reviews, current charges and recoveries to the allowance for loan losses and the overall quality of the portfolio as determined by management, regulatory agencies, and independent credit review consultants retained by the Company. Effective for the first quarter of 2010, the Company modified its method of estimating the allowance for loan losses for non-impaired loans. This modification incorporated historical loss experience based on a rolling eight quarters ending with the most recently completed calendar year to identified pools of loans. This modification did not have a material affect on the Company’s allowance for loans losses or provision for loan losses. Effective July 1, 2010 we changed the historical loss experience to a rolling eight-quarter base using the most recently completed quarter. This change increased the provision for loan losses by approximately $1 million during the third quarter. There is no precise method of predicting specific losses or amounts which may ultimately be charged off on particular segments of the loan portfolio. The collectibility of a loan is subjective to some degree, but must relate to the borrower’s financial condition, cash flow, quality of the borrower’s management expertise, collateral and guarantees, and state of the local economy.
Nonperforming loans. Nonperforming loans at September 30, 2010 were $24.9 million, an increase of $10.6 million from the $14.3 million balance at December 31, 2009. At September 30, 2010 and December 31, 2009, the Company’s recorded investment in impaired loans totaled $27.9 million and $19.3 million, respectively. The specific allowance for loan losses related to impaired loans was $1.2 million and $4.3 million at September 30, 2010 and December 31, 2009, respectively. The $3.1 million decline in specific reserves primarily reflects amounts charged-off during the 2010 period.
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
The increases in impaired and nonperforming loans mostly relates to two large relationships totaling $8 million. These loans were measured for impairment and it was determined that no valuation allowance for impairment was required at September 30, 2010.
Nonperforming loans as a percentage of total loans increased to 7.79% at September 30, 2010 up from 4.30% at December 31, 2009.
A summary of nonaccrual, past due and impaired loans at September 30, 2010 and December 31, 2009 is set forth below.

	(in thousands)
	9/30/2010	12/31/09
Nonaccrual Loans:
Commercial and agricultural	$4,151	$1,625
Real estate mortgage	10,951	5,983
Real estate construction	9.637	6,507
Consumer	174	148

Total nonaccrual loans	24,913	14,263

Accruing loans past due 90 days or more	7	28

Nonperforming loans	$24,920	$14,291

Impaired loans (accruing)	$3,013	$4,965

Total loans considered to be impaired	$27,926	$19,228

Related allowance for credit losses on impaired loans	$1,168	$4,281

Nonperforming assets. Nonperforming assets (which are comprised of nonperforming loans, OREO and repossessed vehicle holdings) at September 30, 2010 were $34.0 million, an increase of $8.4 million from the $25.6 million balance at December 31, 2009. This increase reflects the increase in nonperforming loans.
OREO represents real property taken by the Bank either through foreclosure or through a deed in lieu thereof from the borrower. Repossessed assets include vehicles and other commercial assets acquired under agreements with delinquent borrowers. Repossessed assets and OREO are carried at the lesser of cost or fair market value, less selling costs. OREO holdings represented thirty properties totaling $9.1 million at September 30, 2010 and twenty-nine properties totaling $11.2 million at December 31, 2009. Nonperforming assets as a percentage of total assets increased to 6.93% at September 30, 2010 up from 4.84% at December 31, 2009. This increase reflects the increase in nonperforming loans.
The following table provides a summary of the change in the OREO balance for the nine months ended September 30, 2010:

Nine Months
Ended
September 30, 2010
(in thousands)
Balance, December 31, 2009	$11,204
Additions	1,216
Dispositions	(3,012)
Write-downs	(353)

Balance September 30, 2010	$9,055

Analysis of allowance for loan losses. The allowance for loan losses totaled $6.6 million at September 30, 2010 and $9.6 million at December 31, 2009. The allowance for loan losses as a percentage of total loans decreased from 2.88% at December 31, 2009 to 2.07% at September 30, 2010. The decrease in the allowance for loan losses from December 31, 2009 is attributable to a $3.1 million decline in specific reserves related to impaired loans from $4.3 million at December 31, 2009 to $1.2 million at September 30, 2010. This decline primarily resulted from loan charge-offs during the 2010 period. General reserves totaled $5.4 million and $5.3 million at September 30, 2010 and December 31, 2009. As a percentage of total loans general reserves increased from 1.59% at December 31, 2009 to 1.70% at September 30, 2010.
Net charge-offs totaled $6.6 million during the nine months ended September 30, 2010 consisting of $7.2 million in charge-offs less $562 thousand in recoveries. Of the amounts charged off in 2010, $3.1 million had been incorporated in the allowance for loan losses at December 31, 2009 as specific reserves on impaired loans. We currently anticipate that net charge-offs could range from approximately $7 million to $8 million in 2010, the largest part of which are anticipated to be related to real estate loans However, given the lack of stability in the real estate market and the recent volatility in charge-offs, there can be no assurance that charge offs of loans in future periods will not increase or decrease from this estimate.
It is the policy of management to make additions to the allowance for loan losses so that it remains appropriate to absorb the inherent risk of loss in the portfolio. Management believes that the allowance at September 30, 2010 is appropriate. However, the determination of the amount of the allowance is judgmental and subject to economic conditions which cannot be predicted with certainty. Accordingly, the Company cannot predict whether charge-offs of loans in excess of the allowance may occur in future periods.

The following table provides certain information for the nine-month period indicated with respect to the Company’s allowance for loan losses as well as charge-off and recovery activity.

	For the Nine Months
	Ended September 30,
	(in thousands)
	2010	2009

Balance at January 1,	$9,568	$7,224

Charge-offs:
Commercial and agricultural	(812)	(472)
Real estate mortgage	(2,706)	(938)
Real estate construction	(3,360)	(8,519)
Consumer	(330)	(451)

Total charge-offs	(7,208)	(10,380)

Recoveries:
Commercial and agricultural	16	14
Real estate mortgage	395	8
Real estate construction	65	—
Consumer	86	184

Total recoveries	562	206

Net charge-offs	(6,646)	(10,174)

Provision for loan losses	3,700	11,300

Balance at September 30,	$6,622	$8,350

Annualized net charge-offs during the nine-month period to average loans	2.73%	3.77%
Allowance for loan losses to total loans	2.07%	2.43%
Investment securities. Investment securities decreased $24.4 million to $63.5 million at September 30, 2010, down from $87.9 million at December 31, 2009. The investment portfolio balances in U.S. Treasuries, U.S. Government agencies and municipal obligations comprised 2%, 98% and less than 1%, respectively, of the Company’s investment portfolio at September 30, 2010 compared to 1%, 86% and 13% at December 31, 2009. During 2010 we chose to sell substantially all of our municipal securities portfolio as part of our overall asset/liability management strategy and related to the favorable market price for these securities. In addition, we sold $10.4 million in U.S. government agency securities to lock in significant gains that were available on these securities. The total proceeds received from the sale of municipal and agency securities were $22 million including a $780 thousand gain on sale.
Premises and equipment. Premises and equipment increased by $180 thousand from $14.5 million at December 31, 2009 to $14.7 million at September 30, 2010. On March 31, 2010 we purchased the Redding Branch building, which we formerly leased, for a purchase price of $1.0 million. The increase in premises costs related to the Redding building purchase and purchases of furniture and equipment were partially offset by $1 million in depreciation expense during the nine months ended September 30, 2010.
Deposits. Total deposits were $432 million as of September 30, 2010, down slightly from the December 31, 2009 balance of $433 million. A decline of $9.8 million in interest bearing transaction accounts (NOW) was mostly offset by increases of $6.4 million in non-interest bearing demand deposits, $1.6 million in money market and savings accounts and $0.6 million in time deposits. Recently we chose to significantly reduce the rate paid on our NOW account designed for local public agencies. While this account was very successful in generating deposits, we determined that we needed to reduce the rate paid to increase the profitability of the product. The decline in NOW accounts relates to a decline in balances from this product from $37.8 million at December 31, 2009 to $27.7 million at September 30, 2010. The Company continues to manage the mix of its deposits consistent with its identity as a community bank serving the financial needs of its customers. Non-interest bearing demand deposits increased to 27% of total deposits at September 30, 2010, up from 26% at December 31, 2009. Interest bearing transaction accounts were 22% of total deposits at September 30, 2010 and 25% at December 31, 2009. Money market and savings deposits totaled 22% of total deposits at September 30, 2010 and 21% at December 31, 2009. Time deposits were 29% of total deposits as of September 30, 2010 and 28% at December 31, 2009.

Included in time deposits at September 30, 2010 and December 31, 2009 were $4 million and $5 million, respectively, in CDARS reciprocal time deposits which, under regulatory guidelines, are classified as brokered deposits.
Borrowing arrangements. The Company has a secured short-term borrowing arrangement with one of its correspondent banks in the amount of $5 million. No borrowings were outstanding under this arrangement at September 30, 2010 or December 31, 2009. In addition, the Company has the ability to secure advances through the FRB discount window. These advances also must be collateralized.
The Company is a member of the Federal Home Loan Bank (FHLB) and can borrow up to $84,205,000 from the FHLB secured by commercial and residential mortgage loans with carrying values totaling $150,217,000. The Company is required to hold FHLB stock as a condition of membership. At September 30, 2010, the Company held $2,188,000 of FHLB stock which is recorded as a component of other assets. At this level of stock holdings the Company can borrow up to $46,561,000. To borrow the $84,205,000 in available credit the Company would need to purchase $1,769,000 in additional FHLB stock.
Short-term borrowings at December 31, 2009 consisted of a $20 million FHLB advance at 0.47% which matured on January 19, 2010. There were no short- term borrowings outstanding at September 30, 2010. Long-term borrowings at December 31, 2009 consisted of two $10 million FHLB advances. The first advance was scheduled to mature on November 23, 2011 and bore interest at 1.00%. The second advance was scheduled to mature on November 23, 2012 and bore interest at 1.60%. We chose to prepay both of these borrowings during July 2010 as we had significant excess liquidity and no longer projected a need for these long-term borrowings. We incurred a $226 thousand prepayment penalty on these advances which we anticipate will be more than offset by future savings in interest expense.
The average balance in short-term borrowings during the nine months ended September 30, 2010 and 2009 were $1.3 million and $25.0 million, respectively. The average rate paid on these borrowings was 0.51% during the nine months ended September 30, 2010 and 0.30% during the nine months ended September 30, 2009. The maximum amount of short-term borrowings outstanding at any month-end during the nine months ended September 30, 2010 and 2009 was zero and $33.8 million, respectively.
CAPITAL RESOURCES
Shareholders’ equity as of September 30, 2010 totaled $38.7 million up from $38.2 million as of December 31, 2009.
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

As a result of a regularly scheduled Federal Deposit Insurance Corporation (FDIC) examination of the Bank which took place in September 2009, during the second quarter of 2010 the FDIC requested and Plumas Bank agreed to reduce its level of nonperforming assets, to obtain the prior written consent of the FDIC before paying any dividends to Plumas Bancorp and by September 30, 2010 to have and maintain a tier 1 leverage ratio of not less than 9% and have and maintain other regulatory capital ratios above the “Well Capitalized” thresholds. While the Bank’s actual tier 1 leverage ratio was 8.9% at September 30, 2010; the difference was not considered significant. Additionally, Plumas Bancorp was requested by the FRB to obtain the FRB’s prior written consent before paying any dividends on its common stock or its Series A Preferred Stock, or making any payments on its trust preferred securities.
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
Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios of total and Tier 1 capital to risk-weighted assets and of Tier 1 capital to average assets. Each of these components is defined in the regulations. Management believes that the Company met all its capital adequacy requirements and that the Bank met the requirements to be considered well capitalized under the regulatory framework for prompt corrective action as of September 30, 2010.
At the request of the FRB, Plumas Bancorp deferred its regularly scheduled quarterly interest payments on its outstanding junior subordinated debentures relating to its two trust preferred securities and to suspend quarterly cash dividend payments on its Series A Preferred Stock. Therefore, Plumas Bancorp is currently in arrears with the dividend payments on the Series A Preferred Stock and interest payments on the junior subordinated debentures as permitted by the related documentation. As of the date of filing this report, the amount of the arrearage on the dividend payments of the Series A Preferred Stock is $299 thousand and the amount of the arrearage on the payments on the subordinated debt associated with the trust preferred securities is $160 thousand. Although we have sufficient cash and liquidity to pay these amounts, we are taking these actions to support and preserve our capital position.
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

The following table presents the Company’s and the Bank’s capital ratios as of September 30, 2010 and December 31, 2009, in thousands:

	September 30, 2010		December 31, 2009
	Amount	Ratio	Amount	Ratio
Tier 1 Leverage Ratio

Plumas Bancorp and Subsidiary	$43,018	8.9%	$40,564	7.9%
Minimum regulatory requirement	19,441	4.0%	20,652	4.0%
Plumas Bank	43,107	8.9%	38,172	7.4%
Minimum requirement for “Well-Capitalized” institution under the prompt corrective action plan	24,310	5.0%	25,848	5.0%
Minimum regulatory requirement	19,448	4.0%	20,678	4.0%

Tier 1 Risk-Based Capital Ratio

Plumas Bancorp and Subsidiary	43,018	12.4%	40,564	10.4%
Minimum regulatory requirement	13,920	4.0%	15,641	4.0%
Plumas Bank	43,107	12.4%	38,172	9.8%
Minimum requirement for “Well-Capitalized” institution under the prompt corrective action plan	20,867	6.0%	23,433	6.0%
Minimum regulatory requirement	13,912	4.0%	15,622	4.0%

Total Risk-Based Capital Ratio

Plumas Bancorp and Subsidiary	47,398	13.6%	45,512	11.6%
Minimum regulatory requirement	27,839	8.0%	31,281	8.0%
Plumas Bank	47,484	13.7%	43,113	11.0%
Minimum requirement for “Well-Capitalized” institution under the prompt corrective action plan	34,779	10.0%	39,056	10.0%
Minimum regulatory requirement	27,823	8.0%	31,244	8.0%
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
The Company has a secured short-term borrowing arrangement with one of its correspondent banks in the amount of $5 million. No borrowings were outstanding under this arrangement at September 30, 2010 or December 31, 2009. In addition, the Company has the ability to secure advances through the FRB discount window. These advances also must be collateralized. Subject to the purchase of additional FHLB stock, the Company can borrow up to $84 million from the FHLB secured by commercial and residential mortgage loans.
Customer deposits are the Company’s primary source of funds. Total deposits were $432 million as of September 30, 2010, down slightly from the December 31, 2009 balance of $433 million. Deposits are held in various forms with varying maturities. The Company’s securities portfolio, Federal funds sold, Federal Home Loan Bank advances, and cash and due from banks serve as the primary sources of liquidity, providing adequate funding for loans during periods of high loan demand. During periods of decreased lending, funds obtained from the maturing or sale of investments, loan payments, and new deposits are invested in short-term earning assets, such as cash held at the FRB, Federal funds sold and investment securities, to serve as a source of funding for future loan growth. Management believes that the Company’s available sources of funds, including borrowings, will provide adequate liquidity for its operations in the foreseeable future.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
As a smaller reporting company we are not required to provide the information required by this item.
ITEM 4T. CONTROLS AND PROCEDURES
The Company’s Interim Chief Executive Officer and Interim Chief Financial Officer, based on their evaluation of the Company’s disclosure controls and procedures as of the end of the Company’s fiscal quarter ended September 30, 2010 (as defined in Exchange Act Rule 13a—15(e), have concluded that the Company’s disclosure controls and procedures are adequate and effective for purposes of Rule 13a—15(e) in timely alerting them to material information relating to the Company required to be included in the Company’s filings with the SEC under the Securities Exchange Act of 1934.
There were no significant changes in the Company’s internal control over financial reporting or in other factors that could significantly affect internal controls that occurred during the Company’s fiscal quarter ended September 30, 2010.

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
ITEM 2. UNREGISTERD SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
(a) None.
(b) None.
(c) None.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
Under the terms of the Series A Preferred Stock, Plumas Bancorp is required to pay dividends on a quarterly basis at a rate of 5% per year for the first five years, after which the dividend rate automatically increases to 9%. Dividend payments on the Series A Preferred Stock may be deferred without default, but the dividend is cumulative and, if Plumas Bancorp fails to pay dividends for six quarters, the holder will have the right to appoint representatives to Plumas Bancorp’ board of directors. As previously disclosed, Plumas Bancorp has determined to defer regularly scheduled quarterly interest payments on its Series A Preferred Stock. Therefore, Plumas Bancorp is currently in arrears with the dividend payments on the Series A Preferred Stock. As of the date of filing this report, the amount of the arrearage on the dividend payments of the Series A Preferred Stock is $299 thousand.
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

11	Computation of per share earnings appears in the attached 10-Q under Plumas Bancorp and Subsidiary Notes to Condensed Consolidated Financial Statements as Footnote 7 — Earnings Per Share.

31.1	Rule 13a-14(a) [Section 302] Certification of Principal Financial Officer dated October 27, 2010.

31.2	Rule 13a-14(a) [Section 302] Certification of Principal Executive Officer dated October 27, 2010.

32.1	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 dated October 27, 2010.

32.2	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 dated October 27, 2010.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
PLUMAS BANCORP
(Registrant)
Date: October 27, 2010

/s/ Richard L. Belstock
Richard L. Belstock
Interim Chief Financial Officer

/s/ Andrew J. Ryback
Andrew J. Ryback
Interim President and Chief Executive Officer