Form 10-K
period 2010-12-31
PLUMAS BANCORP
filed 2011-03-23
CIK 1168455

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☑	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2010
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
☐ Yes       ☑ No
As of June 30, 2010, the aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant was approximately $11.9 million, based on the closing price reported to the Registrant on that date of $2.71 per share.
Shares of Common Stock held by each officer and director have been excluded in that such persons may be deemed to be affiliates. This determination of the affiliate status is not necessarily a conclusive determination for other purposes.
The number of shares of Common Stock of the registrant outstanding as of March 22, 2011 was 4,776,339.
Documents Incorporated by Reference: Portions of the definitive proxy statement for the 2011 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission pursuant to SEC Regulation 14A are incorporated by reference in Part III, Items 10-14.

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
The Company’s principal source of income is dividends from the Bank, but the Company may explore supplemental sources of income in the future. The cash outlays of the Company, including (but not limited to) the payment of dividends to shareholders, if and when declared by the Board of Directors, costs of repurchasing Company common stock, the cost of servicing debt and preferred stock dividends, will generally be paid from dividends paid to the Company by the Bank. The Company cannot currently pay dividends without the prior approval of its primary regulators.
At December 31, 2010, the Company had consolidated assets of $484 million, deposits of $425 million, other liabilities of $21 million and shareholders’ equity of $38 million. The Company’s liabilities include $10.3 million in junior subordinated deferrable interest debentures issued in conjunction with the trust preferred securities issued by Plumas Statutory Trust I (the “Trust I”) in September 2002 and Plumas Statutory Trust II (the “Trust II”) in September 2005. Both Trust I and Trust II are further discussed in the section titled “Trust Preferred Securities.” Shareholders’ equity includes $11.7 million in preferred stock issued pursuant to the U.S. government’s Capital Purchase Program which is discussed in the section titled “Capital Purchase Program — TARP — Preferred Stock and Stock Warrant.”
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
The Bank. The Bank is a California state-chartered bank that was incorporated in July 1980 and opened for business in December 1980. The Bank is not a member of the Federal Reserve System. The Bank’s Administrative Office is located at 35 South Lindan Avenue, Quincy, California. At December 31, 2010 the Bank had approximately $483 million in assets, $307 million in net loans and $425 million in deposits (including deposits of $0.6 million from the Bancorp). It is currently the largest independent bank headquartered in Plumas County. The Bank’s deposit accounts are insured by the Federal Deposit Insurance Corporation (the “FDIC”) up to maximum insurable amounts.
The Bank’s primary service area covers the Northeastern portion of California, with Lake Tahoe to the South and the Oregon border to the North. The Bank, through its eleven branch network, serves the seven contiguous counties of Plumas, Nevada, Sierra, Placer, Lassen, Modoc and Shasta. The branches are located in the communities of Quincy, Portola, Greenville, Truckee, Fall River Mills, Alturas, Susanville, Chester, Tahoe City, Kings Beach and Redding. The Bank maintains fifteen automated teller machines (“ATMs”) tied in with major statewide and national networks. In addition to its branch network, the Bank operates a lending office specializing in government-guaranteed lending in Auburn, California. The Bank’s primary business is servicing the banking needs of these communities. Its marketing strategy stresses its local ownership and commitment to serve the banking needs of individuals living and working in the Bank’s primary service areas.

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
The Bank’s Government-guaranteed lending center, headquartered in Auburn, California with additional personnel in Truckee, provides Small Business Administration and USDA Rural Development loans to qualified borrowers throughout Northern California and Northern Nevada. During 2007 the Bank was granted nationwide Preferred Lender status with the U.S. Small Business Administration and we expect government-guaranteed lending to continue to be an important part of our overall lending operation. During 2010 we sold $13.6 million in government-guaranteed loans and generated a gain on sale of $1.1 million.
The Agricultural Credit Centers located in Susanville and Alturas provide a complete line of credit services in support of the agricultural activities which are key to the continued economic development of the communities we serve. “Ag lending” clients include a full range of individual farming customers, small- to medium-sized business farming organizations and corporate farming units.
As of December 31, 2010, the principal areas to which we directed our lending activities, and the percentage of our total loan portfolio comprised by each, were as follows: (i) loans secured by real estate — 61.7%; (ii) commercial and industrial loans — 10.6%; (iii) consumer loans (including residential equity lines of credit) — 15.5%; and (iv) agricultural loans (including agricultural real estate loans) — 12.2%.
In addition to the lending activities noted above, we offer a wide range of deposit products for the retail and commercial banking markets including checking, interest-bearing checking, business sweep, public funds sweep, savings, time deposit and retirement accounts, as well as remote deposit, telephone and mobile banking and internet banking with bill-pay options. Interest bearing deposits include high yield sweep accounts designed for our commercial customers and for public entities such as municipalities. In addition we offer a Money Fund Plu$ checking account for our consumer customers. These accounts pay rates comparable to those available on a money fund offered by a typical brokerage firm. As of December 31, 2010, the Bank had 30,372 deposit accounts with balances totaling approximately $425 million, compared to 31,173 deposit accounts with balances totaling approximately $437 million at December 31, 2009. We attract deposits through our customer-oriented product mix, competitive pricing, convenient locations, extended hours, remote deposit operations and drive-up banking, all provided with a high level of customer service.
Most of our deposits are attracted from individuals, business-related sources and smaller municipal entities. This mix of deposit customers resulted in a relatively modest average deposit balance of approximately $14,000 at December 31, 2010. However, it makes us less vulnerable to adverse effects from the loss of depositors who may be seeking higher yields in other markets or who may otherwise draw down balances for cash needs. At December 31, 2010 we had $2 million in CDARS reciprocal time deposits which for regulatory purposes are classified as brokered deposits.
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
Additionally, the Bank has devoted a substantial amount of time and capital to the improvement of existing Bank services, during the last two fiscal years, including an on balance sheet business sweep product which we introduced during the first quarter of 2008. During 2009 we replaced our on-line banking service with a new state of the art product that greatly expands the features available to our customers. In addition we utilized this platform to add mobile banking services during the first quarter of 2010. During 2010 Plumas Bank began offering a new Green Account which promotes protecting the environment, reducing clutter and making life simpler for the customer through technological advancements such as eStatements, online banking, and debit card usage while providing the customer with the opportunity to grow their savings through monthly monetary rewards for green behavior. The officers and employees of the Bank are continually engaged in marketing activities, including the evaluation and development of new products and services, to enable the Bank to retain and improve its competitive position in its service area.
We hold no patents or licenses (other than licenses required by appropriate bank regulatory agencies or local governments), franchises, or concessions. Our business has a modest seasonal component due to the heavy agricultural and tourism orientation of some of the communities we serve. As our branches in less rural areas such as Truckee have expanded and with the opening our Auburn commercial lending office, the agriculture-related base has become less significant. We are not dependent on a single customer or group of related customers for a material portion of our deposits, nor are a material portion of our loans concentrated within a single industry or group of related industries. There has been no material effect upon our capital expenditures, earnings, or competitive position as a result of federal, state, or local environmental regulation.
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

Recent Developments.
Effective March 16, 2011, in connection with the Bank’s regularly scheduled 2010 Joint FDIC and California Department of Financial Institutions (“DFI”) examination, the Bank entered into a Consent Order (“Order”) with the FDIC and the DFI. The FDIC and DFI in the Order, require certain actions to be taken by the Bank including among others: continue to reduce certain classified asset balances, maintain strong capital ratios, improve lending policies and practices, and retain qualified management as stated in the terms of the order.
One of Management’s top priorities has and will continue to be to reduce it problem assets. The order services to formalize and reinforce the Company’s on-goings plans to strengthen the Company’s operations and to implement the Bank’s strategic plan. Currently the Bank has exceeded the Order’s total risk-based capital ratio goal of 13% and Management expects to achieve the leverage ratio target of 10% by year-end without the injection of any new capital.
See Note 2 — “Regulatory Matters” of the Company’s Consolidated Financial Statements in Item 8 — Financial Statements and Supplementary Data of this Annual Report on Form 10K for additional information related to the Order.
Business Concentrations. No individual or single group of related customer accounts is considered material in relation to the Banks’ assets or deposits, or in relation to our overall business. However, at December 31, 2010 approximately 80% of the Bank’s total loan portfolio consisted of real estate-secured loans, including real estate mortgage loans, real estate construction loans, consumer equity lines of credit, and agricultural loans secured by real estate. Moreover, our business activities are currently focused in the California counties of Plumas, Nevada, Placer, Lassen, Modoc, Shasta and Sierra and Washoe County in Nevada. Consequently, our results of operations and financial condition are dependent upon the general trends in these economies and, in particular, the residential and commercial real estate markets. In addition, the concentration of our operations in these areas of California and Nevada exposes us to greater risk than other banking companies with a wider geographic base in the event of catastrophes, such as earthquakes, fires and floods in these regions in California and Nevada.
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

Currently, within the Bank’s branch service area there are 64 banking branch offices of competing institutions, including 28 branches of 7 major banks. As of June 30, 2010, the Federal Deposit Insurance Corporation estimated the Bank’s market share of insured deposits within the communities it serves to be as follows: Chester 72%, Quincy 57%, Portola 52%, Alturas 50%, Fall River Mills 40%, Kings Beach 35%, Susanville 34%, Truckee 17%, Tahoe City 4%, Redding less than 1% and 100% in Greenville. Redding is the location of our most recently opened branch, which became operational in June 2007.
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
Employees. At December 31, 2010, the Company and its subsidiary employed 157 persons. On a full-time equivalent basis, we employed 146 persons. We believe our employee relations are excellent.
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
A bank that does not achieve and maintain the required capital levels may be issued a capital directive by the FDIC to ensure the maintenance of required capital levels. As discussed above, we are required to maintain certain levels of capital, as is the Bank. The regulatory capital guidelines as well as the actual capitalization for the Bank and Bancorp as of December 31, 2010 follow:

	Requirement for the
	Bank to be:
	Adequately	Well	Plumas	Plumas
	Capitalized	Capitalized	Bank	Bancorp
Tier 1 leverage capital ratio	4.0%	5.0%	8.9%	8.9%
Tier 1 risk-based capital ratio	4.0%	6.0%	12.8%	12.7%
Total risk-based capital ratio	8.0%	10.0%	14.0%	13.9%
Management believes that the Company and the Bank met all their capital adequacy requirements as of December 31, 2010 and 2009; however, as a result of the Order the Bank has agreed to maintain capital ratios in excess of those defined above as “Well Capitalized”. See Note 2 — “Regulatory Matters” of the Company’s Consolidated Financial Statements in Item 8 — Financial Statements and Supplementary Data of this Annual Report on Form 10K for information related to the Order.
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

Premiums for Deposit Insurance. The deposit insurance fund of the FDIC insures our customer deposits up to prescribed limits for each depositor. The Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 in a comprehensive manner revised the deposit insurance assessment system including the specific mandate that the FDIC require the base on which deposit insurance assessments are charged be revised from one based on domestic deposits to one based on assets. Among other things with respect to the FDIC insurance fund, the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010,
•
raised the minimum designated reserve ratio (“DDR”) which the FDIC must set each year, to 1.35 percent (from the former minimum of 1.15 percent) and removed the upper limit on the DRR (which was formerly capped at 1.5 percent) and therefore on the size of the fund;

•	required that the fund reserve ratio reach 1.35 percent by September 30, 2020 (rather than 1.15 percent by the end of 2016, as formerly required);
•
required that, in setting assessments, the FDIC “offset the effect of requiring that the reserve ratio reach 1.35 percent by September 30, 2020 rather than 1.15 percent by the end of 2016 on insured depository institutions with total consolidated assets of less than $10,000,000,000”;

•	eliminated the requirement that the FDIC provide dividends from the fund when the reserve ratio is between 1.35 percent and 1.5 percent; and
•
continued the FDIC’s authority to declare dividends when the reserve ratio at the end of a calendar year is at least 1.5 percent, but granted the FDIC sole discretion in determining whether to suspend or limit the declaration or payment of dividends.

In February 2011, the FDIC adopted conforming regulations mandated by the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 that (i) modifies the definition of an institution’s deposit insurance assessment base, (ii) changes the assessment rate adjustments (and includes the unsecured debt adjustment, which lowers an institution’s assessment rate to recognize the buffer that long-term unsecured and subordinated debt provides the FDIC’s Deposit Insurance Fund), (iii) revises the deposit insurance assessment rate schedules in light of the new assessment base and altered related adjustments; to implement the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 dividend provisions; (iv) revises the large insured depository institution assessment system to differentiate for risk and determine account losses from large institution failures that the FDIC may incur; and to (vi) make technical and other changes to the FDIC’s assessment rules. The new rules are effective April 1, 2011, and the assessment rate would range between a minimum of 2 basis points and a maximum of 45 basis points. In addition, the FDIC Board may increase or decrease such total base assessment rates up to a maximum increase of 2 basis points or a fraction thereof or a maximum decrease of 2 basis points or a fraction thereof (after aggregating increases and decreases), as the Board deems necessary. In setting assessment rates, the Board shall take into consideration the following:
•	estimated operating expenses of the Deposit Insurance Fund;
•	case resolution expenditures and income of the Deposit Insurance Fund;
•	the projected effects of assessments on the capital and earnings of the institutions paying assessments to the Deposit Insurance Fund;
•	the risk factors and other factors taken into account pursuant to 12 USC 1817(b)(1); and
•	any other factors the Board may deem appropriate.
The new rules would likely lower the overall assessment for smaller banks such as the Bank. However, due to the significant losses at failed banks and expected losses for banks that will fail, there are no assurances that FDIC insurance fund assessments on the Bank will not increase, and such increased assessments may materially adversely affect the profitability of the Bank.
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
At December 31, 2010 the Bank owned 21,884 shares of the FHLB-SF capital stock.
Federal Reserve System. The FRB requires all depository institutions to maintain non-interest bearing reserves at specified levels against their transaction accounts and non-personal time deposits. At December 31, 2010, we were in compliance with these requirements.
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
The 2010 Tax Relief Act was enacted on December 17, 2010. The 2010 Tax Relief Act extends on a temporary basis the bonus depreciation for taxable years 2011 and 2012. For small businesses, the maximum amount and phase-out threshold under section 179 for taxable years 2012 are set at $125,000 and $500,000 respectively, indexed for inflation. The law also provided a one-year reauthorization of federal UI benefits and cuts FICA taxes for employees to 4.2 percent and those self employed to 10.4 percent on self-employment income up to $106,800.
The Small Business Jobs Act of 2010 (“SBA Jobs Act”) enacted in September 2010 provides numerous tax breaks for small businesses including start up small businesses, and more importantly for insured financial institutions eligibility for participation in a U S Treasury program that will provide a maximum $30 billion for purchases of preferred stock and other debt instruments issued by eligible financial institutions for the purpose of increasing credit availability for small businesses.
In addition, there are important changes to various SBA loan administration programs to aid small businesses under the SBA Jobs Act. The SBA Jobs Act provides for increasing maximum individual loan limits of SBA loans, extending the higher government guarantee level and waiver of borrower fees for certain SBA loans, and allowing alternative underwriting measures, specifically net worth and net income to allow more small businesses to participate in certain SBA loans.
The Dodd-Frank Act, signed into law in July, 2010, will significantly change the current bank regulatory structure and affect the lending, investment, trading and operating activities of financial institutions and their holding companies. The Dodd-Frank Act creates of a new interagency council, the Financial System Oversight Council that is charged with identifying and monitoring the systemic risk to the U.S. economy posed by systemically significant, large financial companies, including bank holding companies and non-bank financial companies. The Office of Thrift Supervision will be eliminated and its powers distributed among the Office of the Comptroller of the Currency, the Federal Reserve Board and the FDIC. The legislation also establishes a floor for capital of insured depository institutions that cannot be lower than the standards in effect today, and directs the federal banking regulators to implement new leverage and capital requirements within 18 months that take into account off-balance sheet activities and other risks, including risks relating to securitized products and derivatives.
The Dodd-Frank Act also creates a new Consumer Financial Protection Bureau with broad powers to supervise and enforce consumer protection laws. The Consumer Financial Protection Bureau has broad rulemaking authority for a wide range of consumer protection laws that apply to all banks and savings institutions including the authority to prohibit “unfair, deceptive or abusive” acts and practices. The Consumer Financial Protection Bureau has examination and enforcement authority over all banks and savings institutions with more than $10 billion in assets. Banks and savings institutions with $10 billion or less in assets will be examined by their applicable bank regulators. The new legislation also weakens the federal preemption available for national banks and federal savings associations, and gives state attorneys general the ability to enforce applicable federal consumer protection laws.
The legislation also broadens the base for FDIC insurance assessments. Assessments will now be based on the average consolidated total assets less tangible equity capital of a financial institution. The Dodd-Frank Act also permanently increases the maximum amount of deposit insurance for banks, savings institutions and credit unions to $250,000 per depositor, retroactive to January 1, 2008, and non-interest bearing transaction accounts have unlimited deposit insurance through December 31, 2013. The Dodd-Frank Act also repeals the prohibition on payment of interest on corporate demand deposits.

Many of the provisions of the Dodd-Frank Act will not take effect for at least a year, and the legislation requires various federal agencies to promulgate numerous and extensive implementing regulations over the next several years. Although the substance and scope of these regulations cannot be determined at this time, it is expected that the legislation and implementing regulations, particularly those provisions relating to the new Consumer Financial Protection Bureau, will increase the Bank’s operating and compliance costs as it is likely that the Bank’s existing regulatory agencies will adopt the same or similar consumer protections as the new Consumer Financial Protection Bureau will adopt.
The Electronic Funds Transfer Act (the “EFTA”) provides a basic framework for establishing the rights, liabilities, and responsibilities of consumers who use electronic funds transfer (“EFT”) systems. The EFTA is implemented by the Federal Reserve’s Regulation E, which governs transfers initiated through ATMs, point-of-sale terminals, payroll cards, automated clearinghouse (“ACH”) transactions, telephone bill-payment plans, or remote banking services. Regulation E was amended in January 2010 to require consumers to opt in (affirmatively consent) to participation in the Bank’s overdraft service program for ATM and one-time debit card transactions before overdraft fees may be assessed on the consumer’s account. Notice of the opt-in right must be provided to all existing and new customers who are consumers, and the customer’s affirmative consent must be obtained, before charges may be assessed on the consumer’s account for paying such overdrafts.
The new rule provides bank customers with an ongoing right to revoke consent to participation in an overdraft service program for ATM and one-time debit card transactions, as opposed to being automatically enrolled in such a program. The new rule also prohibits banks from conditioning the payment of overdrafts for checks, ACH transactions, or other types of transactions that overdraw the consumer’s account on the consumer’s opting into an overdraft service for ATM and one-time debit card transactions. For customers who do not affirmatively consent to overdraft service for ATM and one-time debit card transactions, a bank must provide those customers with the same account terms, conditions, and features that it provides to consumers who do affirmatively consent, except for the overdraft service for ATM and one-time debit card transactions.
The mandatory compliance date for the Regulation E amendments was July 1, 2010 and provided the Bank with the ability to continue to assess overdraft service fees or charges on existing customer accounts up to August 15, 2010, without obtaining the consumer’s affirmative consent. The Bank’s compliance with the new Regulation E amendments will have an impact on the Bank’s revenue from overdraft service fees and non-sufficient funds (“NSF”) charges.
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
The new Act requires card issuers to give card account holders “a reasonable amount of time” to make payments on monthly bills. That means payments would be due at least 21 days after they are mailed or delivered. Credit card issuers would no longer be able to set early morning or other arbitrary deadlines for payments. When consumers have accounts that carry different interest rates for different types of purchases payments in excess of the minimum amount due must go to balances with higher interest rates first. Consumers must “opt in” to over-limit fees. Those who opt out would have their transactions rejected if they exceed their credit limits, thus avoiding over-limit fees. Fees charged for going over the limit must be reasonable. Finance charges on outstanding credit card balances would be computed based on purchases made in the current cycle rather than going back to the previous billing cycle to calculate interest charges. Fees on credit cards cannot exceed 25 percent of the available credit limit in the first year of the card. Credit card issuers must disclose to cardholders the consequences of making only minimum payments each month, namely how long it would take to pay off the entire balance if users only made the minimum monthly payment. Issuers must also provide information on how much users must pay each month if they want to pay off their balances in 36 months, including the amount of interest.
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

In California, SB931 enacted in 2010 requires the holder of a first mortgage or deed of trust that is secured by 1-4 family residential real property to accept as full payment, the proceeds of a short sale to which it agrees to in writing, and obligates the holder to discharge the remaining amount of a borrower’s indebtedness on such mortgage or deed of trust (excludes borrowers that are corporate entities or political subdivisions), except to the extent the borrower has committed fraud or waste upon the property.
The enactment of AB 2325 in 2010 requires foreclosure consultants register and become certificated by the Department of Justice. The definition of foreclosure consultant includes one who arranges or attempts to arrange for the audit of any obligation secured by a lien on a residence in foreclosure.
The enactment of SB1427 in 2010 provides that prior to imposing a fine or penalty for failure to maintain a vacant property in California that is subject to a notice of default or that has been purchased at a foreclosure sale or acquired through foreclosure under a mortgage or deed of trust that a governmental entity shall provide the owner of that property with a notice of violation and an opportunity to correct the violation.
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
The enactment of AB1160 in 2009, requires a supervised financial institution in California that negotiates primarily in any of a number of specified languages in the course of entering into a contract or agreement for a loan or extension of credit secured by residential real property, to deliver, prior to the execution of the contract or agreement, and no later than 3 business days after receiving the written application, a specified form in that language summarizing the terms of the contract or agreement; provides for administrative penalties for violations; and requires the California Department of Corporations and the Department of Financial Institutions to create a form for providing translations and make it available in Spanish, Chinese, Tagalog, Vietnamese and Korean. The statute became operative on July 1, 2010, or 90 days after issuance of the form, whichever occurred later.
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

Recent Accounting Pronouncements
See Note 3 — “Summary of Significant Accounting Policies — Adoption of New Financial Accounting Standards” of the Company’s Consolidated Financial Statements in Item 8 — Financial Statements and Supplementary Data of this Annual Report on Form 10K for information related to recent accounting pronouncements.

ITEM 1A.	RISK FACTORS
As a smaller reporting company we are not required to provide the information required by this item.

ITEM 1B.	UNRESOLVED STAFF COMMENTS
No comments have been submitted to the registrant by the staff of the Securities Exchange Commission.

ITEM 2.	PROPERTIES
Of the Company’s eleven depository branches, ten are owned and one is leased. The Company also leases two lending offices, and owns four administrative facilities.
Owned Properties

35 South Lindan Avenue Quincy, California (1)	32 Central Avenue Quincy, California (1)	80 W. Main St. Quincy, California (3)
424 N. Mill Creek Quincy, California (1)	336 West Main Street Quincy, California	120 North Pine Street Portola, California
43163 Highway 299E Fall River Mills, California	121 Crescent Street Greenville, California	255 Main Street Chester, California
510 North Main Street Alturas, California	3000 Riverside Drive Susanville, California	8475 North Lake Boulevard Kings Beach, California
11638 Donner Pass Road Truckee, California	2175 Civic Center Drive Redding, California
Leased Properties

243 North Lake Boulevard	1005 Terminal Way, Ste. 246	470 Nevada St., Suite 108
Tahoe City, California	Reno, Nevada (1)	Auburn, California (2)

(1)	Non-branch administrative or credit administrative offices.

(2)	Commercial lending office.

(3)	Leased to a third party.
Total rental expenses under all leases, including premises, totaled $20,000, $317,000 and $347,000, in 2010, 2009 and 2008 respectively. The decline in rental expense during 2010 resulted from the purchase of our Redding branch building on March 31, 2010. Previously we had leased this building. Under the terms of the lease agreement we were provided free rent for a period of time; however, in accordance with accounting principals we recognized monthly rent expense equal to the total payments required under the lease dividend by the term of the lease in months. At the time of the purchase we reversed this accrual recognizing a $184 thousand reduction in rental expense. The expiration dates of the leases vary, with the first such lease expiring during 2011 and the last such lease expiring during 2015.

Future minimum lease payments in thousands of dollars are as follows:

Year Ending
December 31,
2011	$133,000
2012	128,000
2013	60,000
2014	37,000
2015	9,000

$367,000

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
The Company’s common stock is quoted on the NASDAQ Capital Market under the ticker symbol “PLBC”. As of December 31, 2010, there were 4,776,339 shares of the Company’s stock outstanding held by approximately 1,700 shareholders of record as of the same date. The following table shows the high and low sales prices for the common stock, for each quarter as reported by Yahoo Finance.

	Common
Quarter	Dividends	High	Low
4th Quarter 2010	—	$3.09	$1.92
3rd Quarter 2010	—	$3.22	$2.53
2nd Quarter 2010	—	$3.39	$2.46
1st Quarter 2010	—	$3.78	$2.21

4th Quarter 2009	—	$4.80	$2.88
3rd Quarter 2009	—	$4.99	$3.80
2nd Quarter 2009	—	$5.96	$3.80
1st Quarter 2009	—	$7.81	$3.80
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
It is the policy of the Company to periodically distribute excess retained earnings to the shareholders through the payment of cash dividends. Such dividends help promote shareholder value and capital adequacy by enhancing the marketability of the Company’s stock. All authority to provide a return to the shareholders in the form of a cash or stock dividend or split rests with the Board of Directors (the “Board). The Board will periodically, but on no regular schedule, review the appropriateness of a cash dividend payment. No common cash dividends were paid in 2009 or 2010 and none are anticipated to be paid in 2011.
The Company is subject to various restrictions on the payment of dividends. See Note 2 “Regulatory Matters” and Note 12 “Shareholders’ Equity — Dividend Restrictions” of the Company’s Consolidated Financial Statements in Item 8 — Financial Statements and Supplementary Data of this Annual Report on Form 10K.
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
Securities Authorized for Issuance under Equity Compensation Plans. The following table sets forth securities authorized for issuance under equity compensation plans as of December 31, 2010.

Number of securities remaining
available for future issuance
	Number of securities to	Weighted-average	under equity compensation
	be issued upon exercise	exercise price of	plans (excluding securities
	of outstanding options	outstanding options	reflected in column (a))
Plan Category	(a)	(b)	(c)
Equity compensation plans approved by security holders	312,030	$13.41	561,155
Equity compensation plans not approved by security holders	None	Not Applicable	None

Total	312,030	$13.41	561,155

For additional information related to the above plans see Note 12 of the Company’s Consolidated Financial Statements in Item 8 — Financial Statements and Supplementary Data of this Annual Report on Form 10K.
Issuer Purchases of Equity Securities. There were no purchases of Plumas Bancorp common stock by the Company during 2010.

ITEM 6.	SELECTED FINANCIAL DATA
The following table presents a summary of selected financial data and should be read in conjunction with the Company’s consolidated financial statements and notes thereto included under Item 8 — Financial Statements and Supplementary Data.

	At or for the year ended December 31,
	2010	2009	2008	2007	2006
	(dollars in thousands except per share information)
Statement of Operations
Interest income	$20,680	$22,836	$25,440	$30,284	$29,483
Interest expense	3,147	3,655	5,364	8,536	6,954

Net interest income	17,533	19,181	20,076	21,748	22,529
Provision for loan losses	5,500	14,500	4,600	800	1,000
Noninterest income	8,561	5,752	5,091	5,448	5,159
Noninterest expense	19,234	26,354	20,475	19,671	18,290
Provision for (benefit from) income taxes	389	(6,775)	(212)	2,502	3,196

Net income (loss)	$971	$(9,146)	$304	$4,223	$5,202

Balance sheet (end of period)
Total assets	$484,480	$528,117	$457,175	$453,115	$473,239
Total loans	$314,200	$332,678	$366,017	$352,949	$354,712
Allowance for loan losses	$7,324	$9,568	$7,224	$4,211	$3,917
Total deposits	$424,887	$433,255	$371,493	$391,940	$402,176
Total shareholders’ equity	$37,988	$38,231	$35,437	$37,139	$35,852

Balance sheet (period average)
Total assets	$500,082	$490,000	$447,720	$464,974	$468,988
Total loans	$323,906	$354,482	$355,416	$353,384	$335,226
Total deposits	$430,777	$403,896	$382,279	$403,772	$415,700
Total shareholders’ equity	$38,941	$43,839	$37,343	$37,041	$33,682

Capital ratios
Leverage ratio	8.9%	7.9%	9.8%	10.0%	9.5%
Tier 1 risk-based capital	12.7%	10.4%	11.0%	11.6%	10.9%
Total risk-based capital	13.9%	11.6%	12.2%	12.7%	11.8%

Asset quality ratios
Nonperforming loans/total loans	8.07%	4.30%	7.31%	0.75%	0.29%
Nonperforming assets/total assets	7.07%	4.84%	6.78%	0.70%	0.22%
Allowance for loan losses/total loans	2.33%	2.88%	1.97%	1.19%	1.10%
Net loan charge-offs	$7,744	$12,156	$1,587	$506	$339

Performance ratios
Return (loss) on average assets	0.19%	(1.87)%	0.07%	0.91%	1.11%
Return (loss) on average common equity	1.1%	(29.5)%	0.8%	11.4%	15.4%
Return (loss) on average equity	2.5%	(20.9)%	0.8%	11.4%	15.4%
Net interest margin	4.24%	4.52%	4.99%	5.18%	5.32%
Loans to deposits	73.9%	76.8%	98.5%	90.1%	88.2%
Efficiency ratio	73.7%	105.7%	81.4%	72.3%	66.1%

Per share information
Basic earnings (loss)	$0.06	$(2.05)	$0.06	$0.85	$1.04
Diluted earnings (loss)	$0.06	$(2.05)	$0.06	$0.84	$1.02
Common cash dividends	$0.00	$0.00	$0.24	$0.30	$0.26
Dividend payout ratio	—%	—%	400%	35.3%	25.0%
Book value per common share	$5.51	$5.58	$7.42	$7.63	$7.14
Common shares outstanding at period end	4,776,339	4,776,339	4,775,339	4,869,130	5,023,205

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
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
Allowance for Loan Losses. The allowance for loan losses is an estimate of credit losses inherent in the Company’s loan portfolio that have been incurred as of the balance-sheet date. The allowance is established through a provision for loan losses which is charged to expense. Additions to the allowance are expected to maintain the adequacy of the total allowance after credit losses and loan growth. Credit exposures determined to be uncollectible are charged against the allowance. Cash received on previously charged off amounts is recorded as a recovery to the allowance. The overall allowance consists of two primary components, specific reserves related to impaired loans and general reserves for inherent losses related to loans that are not impaired.
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
The following discussion is designed to provide a better understanding of significant trends related to the Company’s financial condition, results of operations, liquidity and capital. It pertains to the Company’s financial condition, changes in financial condition and results of operations as of December 31, 2010 and 2009 and for each of the three years in the period ended December 31, 2010. The discussion should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto and the other financial information appearing elsewhere herein.
Overview
Our Company continues to be affected by an economic downturn unprecedented in recent memory. However, the effect of this downturn on operations lessened in 2010. The Company recorded net income of $971 thousand for the year ended December 31, 2010, an increase of $10.1 million from a net loss of $9.1 million for the year ended December 31, 2009 and up $667 thousand from net income of $304 thousand for the year ended December 31, 2008. Our provision for loan losses was still significantly elevated from historical norms at $5.5 million, but was down $9 million from 2009 levels. Additionally our provision for losses on OREO declined by $4.4 million from $4.8 million in 2009 to $356 thousand during 2010. We also benefited from a $2.8 million increase in non-interest income primarily related to a $1.4 million gain on the sale of our merchant processing portfolio and $1.2 million in gains on sale of investments. Non-interest expense, exclusive of the provision for OREO losses, declined by $2.7 million with reductions of $1.3 million in salary and benefits, $663 thousand in occupancy and equipment expense and $691 thousand in all other non-interest expense. Partially offsetting these items was a decline in net interest income of $1.6 million. The result was pretax income of $1.4 million for the year ended December 31, 2010. This compares to a pretax loss of $15.9 million in 2009 and pretax income of $92 thousand in 2008. We recorded a provision for income taxes of $389 thousand compared to tax benefits of $6.8 million in 2009 and $212 thousand in 2008.

Net income (loss) allocable to common shareholders increased from a net loss of $9.8 million during the year ended December 31, 2009 to net income of $287 thousand during 2010. Income (loss) allocable to common shareholders is calculated by subtracting dividends accrued and discount amortized on preferred stock from net income (loss).
Total assets at December 31, 2010 decreased $43.6 million, or 8.3% to $484 million. Decreases include $24.9 million in investment securities, $16.3 million in net loans, $2.4 million in real estate and vehicles acquired through foreclosure. Net loans totaled $307.1 million at December 31, 2010, down 5% from $323.4 million at December 31, 2009. At December 31, 2010 investment securities totaled $63.0 million compared to $87.9 million at December 31, 2009. Investment securities are mostly composed of debt securities issued by agencies of the U.S. Government.
Decreases of $6.1 million in interest-bearing demand (NOW) accounts, $5.0 million in time deposits, $1.9 million in money market accounts and $0.2 million in non-interest bearing demand accounts were, somewhat offset by an increase of $4.8 million in savings accounts, for a total decrease of $8.4 million, or 1.9%, to $424.9 million at December 31, 2010 from $433.3 million at December 31, 2009. During 2009 the Company had been successful in increasing its interest-bearing demand accounts as a result of a new interest bearing transaction account designed for local public agencies, which was successfully marketed to several of the municipalities in our service area. While this account was very successful in generating deposits, we determined that we needed to reduce the rate paid to increase the profitability of the product. The decline in NOW accounts relates to an $8 million decline in balances from this product from $37.8 million at December 31, 2009 to $29.8 million at December 31, 2010. Beginning in June of 2009 and ending in April of 2010 we offered a promotional time deposit with an 18-month term and a 2% rate. The decline in time deposits is mostly related to maturities from this product. Time deposits are expected to continue to decline in 2011 as these promotional deposits mature, although we do expect a significant portion of these deposits to remain with the Bank reinvested in other deposit products. At December 31, 2010 we had $53 million in these promotional time deposits.
Total borrowings at December 31, 2009 were $40 million, while no borrowings were outstanding at December 31, 2010. Borrowings at December 31, 2009 consisted of $10 million in a two-year term FHLB advance, $10 million in a three-year term FHLB advance and $20 million in a six-month FHLB advance which matured on January 19, 2010. We chose to prepay both of the long-term borrowings during July 2010 incurring a prepayment penalty as we had significant excess liquidity and no longer projected a need for these borrowings.
Shareholders’ equity as of December 31, 2010 decreased by $243 thousand to $38.0 million down from $38.2 million as of December 31, 2009. This decrease was related to a decrease of $674 thousand in accumulated other comprehensive income/loss from income of $622 thousand at December 31, 2009 to accumulated other comprehensive loss of $52 thousand at December 31, 2010.
The return (loss) on average assets was 0.19% for 2010, up from (1.87) % for 2009. The return (loss) on average common equity was 1.1% for 2010, up from (29.5) % for 2009.

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

	Year ended December 31,
	2010			2009			2008
		Interest	Rates		Interest	Rates		Interest	Rates
	Average	income/	earned	Average	income/	earned	Average	income/	earned
	balance	expense	/ paid	balance	expense	/ paid	balance	expense	/ paid
	(dollars in thousands)
Assets

Interest bearing deposits	$19,808	$48	0.24%	$6,298	$15	0.24%	$—	$—	—%
Federal funds sold	—	—	—	12	—	—	118	3	2.54
Investment securities(1)	69,357	1,772	2.55	64,047	2,163	3.38	46,658	1,887	4.04
Total loans (2)(3)	323,906	18,860	5.82	354,482	20,658	5.83	355,416	23,550	6.63

Total earning assets	413,071	20,680	5.01%	424,839	22,836	5.38%	402,192	25,440	6.33%

Cash and due from banks	38,945			27,372			12,174
Other assets	48,066			37,789			33,354

Total assets	$500,082			$490,000			$447,720

Liabilities and shareholders’ equity
Interest bearing demand deposits	$101,519	382	0.38%	$98,394	671	0.68%	$73,338	548	0.75%
Money market deposits	42,514	221	0.52	41,844	346	0.83	37,626	312	0.83
Savings deposits	51,011	86	0.17	50,286	90	0.18	48,573	161	0.33
Time deposits	124,810	2,007	1.61	105,313	2,062	1.96	110,743	3,501	3.16
Short-term borrowings	986	5	0.51	24,292	80	0.33	11,857	202	1.70
Long-term borrowings	9,973	130	1.30	1,589	27	1.70	—	—	—
Junior subordinated debentures	10,310	312	3.03	10,310	371	3.60	10,310	623	6.04
Other	123	4	3.25	212	8	3.77	309	17	5.50

Total interest bearing liabilities	341,246	3,147	0.92%	332,240	3,655	1.10%	292,756	5,364	1.83%

Noninterest bearing demand deposits	110,923			108,059			111,999
Other liabilities	8,972			5,862			5,622
Shareholders’ equity	38,941			43,839			37,343

Total liabilities and shareholders’ equity	$500,082			$490,000			$447,720

Net interest income		$17,533			$19,181			$20,076

Net interest spread (4)			4.09%			4.28%			4.50%
Net interest margin (5)			4.24%			4.52%			4.99%

(1)	Interest income is reflected on an actual basis and is not computed on a tax-equivalent basis.

(2)	Average nonaccrual loan balances of $18.8 million for 2010, $25.1 million for 2009 and $5.2 million for 2008 are included in average loan balances for computational purposes.

(3)
Loan origination fees and costs are included in interest income as adjustments of the loan yields over the life of the loan using the interest method. Loan interest income includes net loan costs of $20,000, $214,000 and $288,000 for 2010, 2009 and 2008, respectively.

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

The following table sets forth changes in interest income and interest expense, for the years indicated and the amount of change attributable to variances in volume, rates and the combination of volume and rates based on the relative changes of volume and rates:

	2010 compared to 2009				2009 compared to 2008
	Increase (decrease) due to change in:				Increase (decrease) due to change in:
	Average	Average			Average	Average
	Volume(1)	Rate(2)	Mix(3)	Total	Volume(1)	Rate(2)	Mix(3)	Total
	(dollars in thousands)
Interest-earning assets:
Interest bearing deposits	$32	$—	$1	$33	$—	$—	$15	$15
Federal funds sold	—	—	—	—	(3)	(3)	3	(3)
Investment securities	179	(527)	(43)	(391)	703	(311)	(116)	276
Loans	(1,782)	(18)	2	(1,798)	(62)	(2,838)	8	(2,892)

Total interest income	(1,571)	(545)	(40)	(2,156)	638	(3,152)	(90)	(2,604)

Interest-bearing liabilities:
Interest bearing demand deposits	21	(301)	(9)	(289)	187	(48)	(16)	123
Money market deposits	5	(128)	(2)	(125)	35	—	(1)	34
Savings deposits	1	(5)	—	(4)	6	(74)	(3)	(71)
Time deposits	382	(369)	(68)	(55)	(172)	(1,333)	66	(1,439)
Short-term borrowings	(77)	43	(41)	(75)	212	(163)	(171)	(122)
Long-term borrowings	142	(6)	(33)	103	—	—	27	27
Junior subordinated debentures	—	(59)	—	(59)	—	(252)	—	(252)
Other borrowings	(3)	(1)	—	(4)	(5)	(5)	1	(9)

Total interest expense	471	(826)	(153)	(508)	263	(1,875)	(97)	(1,709)

Net interest income	$(2,042)	$281	$113	$(1,648)	$375	$(1,277)	$7	$(895)

(1)	The volume change in net interest income represents the change in average balance multiplied by the previous year’s rate.

(2)	The rate change in net interest income represents the change in rate multiplied by the previous year’s average balance.

(3)	The mix change in net interest income represents the change in average balance multiplied by the change in rate.
2010 compared to 2009. Net interest income is the difference between interest income and interest expense. Net interest income, on a nontax-equivalent basis, was $17.5 million for the year ended December 31, 2010, a decline of $1.6 million, or 8.6%, from $19.2 million for 2009.
The overall change in net interest income was primarily a result of a decrease of $1.8 million in loan interest income, due to a decline in average loans outstanding. Additionally, interest on investments securities declined by $391 thousand, related to a decrease in yield. Partially offsetting these decreases in interest income was a decline in rates paid on the company’s deposits and borrowings.
Interest income decreased $2.2 million, or 9.4%, to $20.7 million for the year ended December 31, 2010. Interest and fees on loans decreased by $1.8 million from $20.7 million for the year ended December 31, 2009 to $18.9 million for 2010. The average loan balances were $323.9 million for 2010, down $30.6 million from the $354.5 million for 2009. The decline in loan balances is consistent with the decrease in economic activity in the Company’s service area and the Company’s successful effort to reduce its exposure to real estate construction and land development loans. The average yields on loans were 5.82% for 2010 down slightly from the 5.83% for 2009.
Interest on investment securities decreased by $391 thousand, as a decrease in yield of 83 basis points was partially offset by an increase in average investment securities of $5.3 million. The decline in yield is primarily related to the replacement of matured and sold investment securities with new investments with market yields below those which they replaced.
Deposit rates in the Bank’s service area continued to decline in 2010 resulting in a decline in interest expense on deposits of $473 thousand for the year ended December 31, 2010, from $3.2 million for 2009 to $2.7 million for the year ended December 31, 2010. All deposit products experienced rate declines in 2010.

Interest expense on NOW accounts decreased by $289 thousand related to a decrease in the average rate paid on these accounts. Rates paid on NOW accounts declined by 30 basis points from 0.68% during 2009 to 0.38% during 2010 as we significantly lowered the rate paid on local public agencies NOW accounts. Although we lost some deposits by lowering this rate; we currently are more focused on the profitability of the public sweep accounts rather than the amount of deposits we can generate from this source.
Interest expense on money market accounts decreased by $125 thousand related to a decrease in rate paid on these accounts of 31 basis points from 0.83% during the year ended December 31, 2009 to 0.52% during the current year. This was primarily related to a significantly drop in the rates paid on our money market sweep product.
Interest on time deposits declined by $55 thousand as an increase in average balance was offset by a decline in rate paid. For the year ended December 31, 2010 compared to 2009, the Company’s average time deposits increased by $19.5 million from $105.3 million for 2009 to $124.8 million for the year ended December 31, 2010. The increase in time deposits is related to a promotional time deposit product we began offering in June, 2009 and continued to offer until April 30, 2010. The average rate paid on time deposits decreased from 1.96% during 2009 to 1.61% during the current year. This decrease primarily relates to a decline in market rates in the Company’s service area.
Interest on borrowings increased by $28 thousand related to an increase in the rate paid on borrowings as we chose to extend the term of our borrowings; however, this was partially offset by a $59 thousand decline in interest paid on junior subordinated debentures.
Interest expense on long-term borrowings increased by $103 thousand to $130 thousand for year ended December 31, 2010. We chose to prepay these borrowings during July 2010 as we had significant excess liquidity and no longer projected a need for these long-term borrowings. We incurred a $226 thousand prepayment penalty on these advances which we anticipate will be more than offset by future savings in interest expense. Interest on short-term borrowings decreased by $75 thousand to $5 thousand related to a decline in average balance of $23.3 million from $24.3 million during 2009 to $986 thousand during the current period.
Interest expense paid on junior subordinated debentures, which fluctuates with changes in the 3-month London Interbank Offered Rate (LIBOR) rate, decreased by $59 thousand during 2010 as a result of a decrease in the LIBOR rate.
Net interest margin is net interest income expressed as a percentage of average interest-earning assets. As a result of the changes noted above, the net interest margin for 2010 decreased 28 basis points to 4.24%, from 4.52% for 2009.
2009 compared to 2008. Net interest income, on a nontax-equivalent basis, was $19.2 million for the year ended December 31, 2009, a decline of $895 thousand, or 4.5%, from $20.1 million for 2008. The decline in interest income and expense includes the affect of a decline in market interest rates during the comparison periods as illustrated by the decline in the average prime interest rate from 5.09% during 2008 to 3.25% for 2009. Additionally, interest earned on the Company’s loan portfolio declined related to an increase in average nonaccrual loans from $5.2 million during the 2008 period to $25.1 million during the year ended December 31, 2009.
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
Interest income decreased $2.6 million, or 10.2%, to $22.8 million for the year ended December 31, 2009. Interest and fees on loans decreased by $2.9 million from $23.6 million for the year ended December 31, 2008 to $20.7 million for 2009. The average loan balances were $354.5 million for 2009, down $0.9 million from the $355.4 million for 2008. The average yields on loans were 5.83% for 2009 down from the 6.63% for 2008. In addition to the decline in yield related to a decline in market interest rates, loan yields for 2009 reflect the impact from an increase in the balance of average nonaccrual loans.

Interest on investment securities increased by $276 thousand, as a decrease in yield of 66 basis points was offset by an increase in average investment securities of $17.4 million. The decrease in rate for 2009 relates to the purchase of securities during the twelve months ended December 31, 2009 and the maturity of higher rate securities.
As a result of the declining rate environment, interest expense decreased $1.7 million to $3.7 million for the year ended December 31, 2009, from $5.4 million for 2008. The decrease in interest expense was primarily attributed to rate decreases on time deposits and, to a lesser extent, rate decreases on interest-bearing transaction accounts, savings and money market deposits, short-term borrowings and junior subordinated debentures. The decrease in expense related to declining rates was slightly offset by increases in the average balances of interest bearing demand deposits and short-term borrowings.
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

During the year ended December 31, 2010 we recorded a provision for loan losses of $5.5 million down $9.0 million from the $14.5 million provision recorded during the year ended December 31, 2009. Net charge-offs totaled $7.7 million during the year ended December 31, 2010 and $12.2 million during 2009. Net charge-offs as a percentage of average loans decreased from 3.43% during 2009 to 2.39% during the year ended December 31, 2010. While we incurred significant charge-offs during the 2010 period, $3.1 million of the charge-offs had been incorporated in the allowance for loan losses at December 31, 2009 as specific reserves on impaired loans. The allowance for loan losses totaled $7.3 million at December 31, 2010 and $9.6 million at December 31, 2009. The decrease in the allowance for loan losses from December 31, 2009 is attributable to a $2.4 million decrease in specific reserves related to impaired loans from $4.3 million at December 31, 2009 to $1.9 million at December 31, 2010 and a decrease of $30.6 million in average loan balances. General reserves increased by $133 thousand to $5.4 million at December 31, 2010. Related to the decrease in specific reserves on impaired loans, the allowance for loan losses as a percentage of total loans decreased from 2.88% at December 31, 2009 to 2.33% at December 31, 2010. The percentage of general reserves to unimpaired loans increased from 1.69% at December 31, 2009 to 1.90% at December 31, 2010.
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
Non-Interest Income
The following table sets forth the components of non-interest income for the years ended December 31, 2010, 2009 and 2008.

	Years Ended December 31,			Change during Year
	2010	2009	2008	2010	2009
	(dollars in thousands)
Service charges on deposit accounts	$3,642	$3,796	$3,951	$(154)	$(155)
Sale of merchant processing Portfolio	1,435	—	—	1,435	—
Gain on sale of investments	1,160	10	—	1,150	10
Gain on sale of loans, net	1,055	593	111	462	482
Earnings on bank owned life insurance policies	444	434	421	10	13
Loan servicing fees	195	139	96	56	43
Merchant processing	141	282	286	(141)	(4)
Customer service fees	135	121	114	14	7
Safe deposit box and night depository income	66	68	67	(2)	1
Impairment loss on investment security	—	—	(415)	—	415
Other income	288	309	460	(21)	(151)

Total non-interest income	$8,561	$5,752	$5,091	$2,809	$661

2010 compared to 2009. During the year ended December 31, 2010 non-interest income increased by $2.8 million to $8.6 million, from $5.8 million during 2009. This increase was primarily related to three items, the largest of which was a $1.4 million gain on the sale of our merchant processing portfolio. During June 2010 we entered into an alliance with a world-wide merchant processing leader. In conjunction with this alliance we sold our merchant processing business, recording a one-time gain of $1.4 million. The Company believes that this alliance provides our customers with a superior merchant processing solution. Additionally we sold securities having a book value of $39.7 million, recording a gain on sale of $1.2 million. We chose to sell substantially our entire municipal securities portfolio as part of our overall asset/liability management strategy and related to the favorable market price for these securities. In addition, we sold $28.9 million in U.S. government agency securities to lock in significant gains that were available on these securities. Finally, we recorded a gain on sale of government guaranteed loans of $1.1 million representing the sale of $13.6 million in loans. Additional SBA government guaranteed loans totaling $4.3 million were sold during the fourth quarter; however, the gain on sale generated will not be recorded until the 90-day premium recourse period on SBA loan sales has expired. During the first quarter of 2011, assuming no premiums are refunded, related to these loan sales the Company will recognize a gain on sale of approximately $338 thousand; however, it will also incur commission expense of approximately $106 thousand.
Loan service fees increased by $56 thousand to $195 thousand for the year ended December 31, 2010. Loan service fees are primarily related to fees earned for servicing the sold portion of SBA loans and the increase in this category is consistent with the increase in sold SBA loans.
Service charges on deposit accounts declined by $154 thousand primarily related to a decline in overdraft fees as new regulations placed additional restrictions on the Bank in charging overdraft fees on ATM and Point of Sale transactions. Merchant processing fees declined by $141 thousand related to the sale of our merchant processing portfolio in June.
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
Partially offsetting these increases in income were declines of $155 thousand in service charges and $151 thousand in other income including declines in investment services income, official check fees and FHLB dividends. The decrease in service charge income is related to a decline in NSF/overdraft income. Investment services income decreased by $44 thousand; however, the Company offset this decrease by a decrease in staffing dedicated to this department. The Company attributes these decreases primarily to the economic conditions present during 2009. Official checks fees declined by $76 thousand. Official checks fees represent fees paid by a third party processor for the processing of our cashier and expense checks. These fees are indexed to the federal funds rate and the decrease in income from this item is primarily related to the decline in the federal funds rate during 2009. Additionally, during 2008 the processor changed the fee structure further reducing fees that we earn under this relationship. The FHLB paid only one dividend totaling $4 thousand during 2009 compared to four quarterly dividends totaling $105 thousand during 2008.

Non-Interest Expense
The following table sets forth the components of other non-interest expense for the years ended December 31, 2010, 2009 and 2008.

	Years Ended December 31,			Change during Year
	2010	2009	2008	2010	2009
	(dollars in thousands)
Salaries and employee benefits	$9,732	$11,054	$10,884	$(1,322)	$170
Occupancy and equipment	3,096	3,759	3,838	(663)	(79)
Outside service fees	1,212	990	803	222	187
FDIC insurance	1,009	1,125	258	(116)	867
Professional fees	587	789	688	(202)	101
OREO costs	573	370	175	203	195
Provision for OREO losses	356	4,800	618	(4,444)	4,182
Telephone and data communications	338	392	400	(54)	(8)
Loan collection costs	261	399	205	(138)	194
Advertising and promotion	252	327	448	(75)	(121)
Business development	250	333	467	(83)	(134)
Armored car and courier	239	281	289	(42)	(8)
Director compensation and retirement	233	293	323	(60)	(30)
Insurance	218	142	235	76	(93)
Postage	207	207	208	—	(1)
Core deposit intangible amortization	173	173	216	—	(43)
Stationery and supplies	145	183	236	(38)	(53)
(Gain) loss on sale of OREO	(43)	158	—	(201)	158
Other operating expense	396	579	184	(183)	395

Total non-interest expense	$19,234	$26,354	$20,475	$(7,120)	$5,879

2010 compared to 2009. We continue to focus on cost control initiatives which have resulted in savings in most categories of non-interest expense. Additionally, during the second quarter of 2010 we performed an extensive analysis of our personnel requirements throughout the organization and based on this analysis we were able to reduce our head count by approximately 10% which has resulted in significant savings in salary and benefits during the second half of 2010. During the year ended December 31, 2010, total non-interest expense decreased by $7.1 million, or 27%, to $19.2 million, down from $26.3 million for the comparable period in 2009. This decrease in non-interest expense was primarily the result of savings in salaries and employee benefits, occupancy and equipment costs, professional fees, provision for OREO losses and a reduction in losses on the sale of OREO. These items and other reductions were partially offset by increases in outside service fees, OREO carrying expenses and insurance expense.
Salaries and employee benefits decreased by $1.3 million primarily related to four items. Salary expense, excluding commissions, declined by $796 thousand related to a reduction in staffing in all areas with the exception of government guaranteed lending and problem assets. While the Company has reduced personnel in most functional areas, we have increased staffing in our problem asset department to effectively manage our increased level of nonperforming assets. Additionally, we have increased staffing in our government guaranteed lending department as we see continued opportunities for loan growth in this area. Commission expense, which relates to government guaranteed lending personnel and is included in salary expense, increased by $152 thousand resulting from the increase in government guaranteed loan sales. Stock compensation expense decreased by $199 thousand. During the first quarter of 2010 we recorded an adjustment to the estimated forfeiture rate associated with option expense. Finally, we have eliminated discretionary bonuses in 2010 resulting in a decrease in bonus expense of $269 thousand and during the second quarter of 2010 we discontinued the company matching contributions to our 401k plan saving $172 thousand during 2010.

The decline in occupancy and equipment expense primarily relates to the savings realized from the purchase of our Redding branch. On March 31, 2010 we purchased the building housing our Redding branch at a cost of $1.0 million. Previously we had leased this building. Under the terms of the lease agreement we were provided free rent for a period of time; however, in accordance with accounting principals we recognized monthly rent expense equal to the total payments required under the lease dividend by the term of the lease in months. At the time of the purchase we reversed this accrual recognizing a $184 thousand reduction in occupancy costs. In addition to the one-time savings from the reversal of accrued rent we benefit from reduced operating costs on this building as the owner rather than a renter. Occupancy costs also benefited from a milder winter resulting in reduced utility and snow removal costs. Equipment costs benefited from a $153 thousand reduction in depreciation expense.
Professional fees were abnormally high during 2009 related to consulting costs associated with our computer network and telephone system. The decrease in profession fees includes a $157 thousand reduction in consulting costs.
Losses on the sale of OREO and other vehicles owned (OVO) totaled $158 thousand during 2009; however, during 2010 we recorded $43 thousand net gains on sale of OREO. During 2009 we experienced a significant decline in the value of many of our OREO properties requiring a $4.8 million loss provision; however, this decline in value slowed significantly in 2010. During 2010 our provision for OREO losses declined by $4.4 million to $356 thousand.
Other reductions in expense include savings in FDIC insurance, telephone, loan collection costs, business development, advertising, director expense, courier expense, director expenses, supplies costs and other. In total these costs were down $789 thousand for 2010.
Outside service fees increased by $222 thousand related to the outsourcing of daily management of our computer network operations and the installation of a new internet banking platform. Consistent with the increase in average OREO (See “Analysis of Asset Quality and Allowance for Loan Losses”) OREO carrying expenses increased by $203 thousand.
Insurance expense, as more fully described below, was abnormally low in 2009.
2009 compared to 2008. During the year ended December 31, 2009, total non-interest expense increased by $5.9 million, or 29%, to $26.4 million, up from $20.5 million for the comparable period in 2008. This increase in non-interest expense was primarily the result of an increase in the provision for OREO losses of $4.2 million and an increase in FDIC insurance assessments of $867 thousand. Other significant increases included $170 thousand in salaries and employee benefits, $187 thousand in outside service fees, $101 thousand in professional fees, $194 thousand in loan collection costs, $195 thousand in OREO costs, $158 thousand in losses on the sale of OREO and $395 thousand in other expense. These items were partially offset by reductions in other costs, the three largest of which where advertising and shareholder relations, business development and insurance expense.
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
The increase in other expense, which totaled $395 thousand, is primarily related to nonrecurring expense items, the largest of which totaled $140 thousand.
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
Provision for Income Taxes. The Company recorded an income tax provision of $389 thousand, or 28.6% of pre-tax income for the year ended December 31, 2010. The percentage for 2010 differs from the statutory rate as tax exempt income such as earnings on Bank owned life insurance and municipal loan and investment income decrease taxable income. During 2009 the Company recorded an income tax benefit of $6.8 million, or 42.6% of pre-tax loss for the year ended December 31, 2009.
Deferred tax assets and liabilities are recognized for the tax consequences of temporary differences between the reported amount of assets and liabilities and their tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The determination of the amount of deferred income tax assets which are more likely than not to be realized is primarily dependent on projections of future earnings, which are subject to uncertainty and estimates that may change given economic conditions and other factors. The realization of deferred income tax assets is assessed and a valuation allowance is recorded if it is “more likely than not” that all or a portion of the deferred tax asset will not be realized. “More likely than not” is defined as greater than a 50% chance. All available evidence, both positive and negative is considered to determine whether, based on the weight of that evidence, a valuation allowance is needed. Based upon our analysis of available evidence, we have determined that it is “more likely than not” that all of our deferred income tax assets as of December 31, 2010 and 2009 will be fully realized and therefore no valuation allowance was recorded.

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
The Company’s largest lending categories are real estate mortgage loans, consumer and agricultural loans. These categories accounted for approximately 51.7%, 15.5% and 12.2%, respectively of the Company’s total loan portfolio at December 31, 2010, and approximately 48.5%, 16.4% and 12.5%, respectively of the Company’s total loan portfolio at December 31, 2009. Additionally, construction and land development loans represented 9.9% and 11.4% of the loan portfolio as of December 31, 2010 and 2009, respectively. The construction and land development portfolio component has been identified by Management as a higher-risk loan category. The quality of the construction and land development category is highly dependent on property values both in terms of the likelihood of repayment once the property is transacted by the current owner as well as the level of collateral the Company has securing the loan in the event of default. Loans in this category are characterized by the speculative nature of commercial and residential development properties and can include property in various stages of development from raw land to finished lots. The decline in these loans as a percentage of the Company’s loan portfolio reflects management’s efforts to reduce its exposure to construction and land development loans in 2010 and 2009 due to the severe valuation decrease in the real estate market.
The Company’s real estate related loans, including real estate mortgage loans, real estate construction loans, consumer equity lines of credit, and agricultural loans secured by real estate comprised 80% and 77% of the total loan portfolio at December 31, 2010 and 2009. Moreover, the business activities of the Company currently are focused in the California counties of Plumas, Nevada, Placer, Lassen, Modoc, Shasta, Sierra and in Washoe County in Northern Nevada. Consequently, the results of operations and financial condition of the Company are dependent upon the general trends in these economies and, in particular, the residential and commercial real estate markets. In addition, the concentration of the Company’s operations in these areas of Northeastern California and Northwestern Nevada exposes it to greater risk than other banking companies with a wider geographic base in the event of catastrophes, such as earthquakes, fires and floods in these regions.
The rates of interest charged on variable rate loans are set at specific increments in relation to the Company’s lending rate or other indexes such as the published prime interest rate or U.S. Treasury rates and vary with changes in these indexes. At December 31, 2010 and 2009, approximately 66% and 68%, respectively, of the Company’s loan portfolio was compromised of variable rate loans. While real estate mortgage, commercial and consumer lending remain the foundation of the Company’s historical loan mix, some changes in the mix have occurred due to the changing economic environment and the resulting change in demand for certain loan types. In addition, the Company remains committed to the agricultural industry in Northeastern California and will continue to pursue high quality agricultural loans. Agricultural loans include both commercial and commercial real estate loans. The Company’s agricultural loan balances totaled $38 million and $42 million at December 31, 2010 and 2009, respectively.

The following table sets forth the amounts of loans outstanding by category as of the dates indicated.

	At December 31,
	2010	2009	2008	2007	2006
	(dollars in thousands)
Real estate — mortgage	$162,513	$161,397	$151,943	$128,357	$116,329
Real estate — construction and land development	31,199	38,061	73,820	76,478	75,930
Commercial	33,433	37,056	42,528	39,584	36,182
Consumer	48,586	54,442	61,706	72,768	90,694
Agriculture	38,469	41,722	36,020	35,762	35,577

Total loans	314,200	332,678	366,017	352,949	354,712
Less:
Deferred costs	(275)	(298)	(279)	(564)	(1,182)
Allowance for loan losses	7,324	9,568	7,224	4,211	3,917

Net loans	$307,151	$323,408	$359,072	$349,302	$351,977

The following table sets forth the maturity of gross loan categories as of December 31, 2010. Also provided with respect to such loans are the amounts due after one year, classified according to sensitivity to changes in interest rates:

	Within	After One	After
	One Year	Through Five Years	Five Years	Total
	(dollars in thousands)
Real estate — mortgage	$20,691	$32,704	$109,118	$162,513
Real estate — construction and land development	10,328	12,046	8,825	31,199
Commercial	10,229	10,542	12,662	33,433
Consumer	7,057	10,870	30,659	48,586
Agriculture	13,852	9,621	14,996	38,469

Total	$62,157	$75,783	$176,260	$314,200

Loans maturing after one year with:
Fixed interest rates		$24,771	$53,221	$77,992
Variable interest rates		51,011	123,040	174,051

Total		$75,782	$176,261	$252,043

Analysis of Asset Quality and Allowance for Loan Losses. The Company attempts to minimize credit risk through its underwriting and credit review policies. The Company’s credit review process includes internally prepared credit reviews as well as contracting with an outside firm to conduct periodic credit reviews. The Company’s management and lending officers evaluate the loss exposure of classified and impaired loans on a quarterly basis, or more frequently as loan conditions change. The Management Asset Resolution Committee (MARC) reviews the asset quality of criticized loans on a monthly basis and reports the findings to the full Board of Directors The Board’s Loan Committee reviews the asset quality of new loans on a monthly basis and reports the findings to the full Board of Directors. In management’s opinion, this loan review system helps facilitate the early identification of potential criticized loans.
The Company has implemented MARC to develop an action plan to significantly reduce nonperforming loans. It consists of members of executive management, credit administration management and the Board of Directors, and the activities are governed by a formal written charter. The MARC meets at least monthly and reports to the Board of Directors.
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
The federal financial regulatory agencies in December 2006 issued a new interagency policy statement on the allowance for loan and lease losses along with supplemental frequently asked questions. When determining the adequacy of the allowance for loan losses, the Company follows these guidelines. The policy statement revises and replaces a 1993 policy statement on the allowance for loan and lease losses. The agencies issued the revised policy statement in view of today’s uncertain economic environment and the presence of concentrations in untested loan products in the loan portfolios of insured depository institutions. The policy statement was also revised to conform with accounting principles generally accepted in the United States of America (“GAAP”) and post-1993 supervisory guidance. The policy statement reiterates that each institution has a responsibility for developing, maintaining and documenting a comprehensive, systematic, and consistently applied process appropriate to its size and the nature, scope, and risk of its lending activities for determining the amounts of the allowance for loan and lease losses and the provision for loan and lease losses and states that each institution should ensure controls are in place to consistently determine the allowance for loan and lease losses in accordance with GAAP, the institution’s stated policies and procedures, management’s best judgment and relevant supervisory guidance.
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
The Company’s methodology for assessing the adequacy of the allowance for loan losses consists of several key elements, which include but are not limited to:
•	specific allocation determined in accordance with ASC Topic 310 — Receivables (formerly FAS 114, “Accounting for Impairment of a loan”) based on probable losses on specific loans.
•
general reserves determined in accordance with guidance in ASC Topic 450 — Contingencies (formerly SFAS No. 5, “Accounting for Contingencies”), based on historical loan loss experience adjusted for other qualitative risk factors both internal and external to the Company.

Specific allocations are established based on management’s periodic evaluation of loss exposure inherent in classified, impaired, and other loans in which management believes that the collection of principal and interest under the original terms of the loan agreement are in question. For purposes of this analysis, loans are grouped by internal risk classifications which are “Watch”, “substandard”, “doubtful”, and “loss”. Watch loans are currently performing but are potentially weak, as the borrower has begun to exhibit deteriorating trends, which if not corrected, could jeopardize repayment of the loan and result in further downgrade. Substandard loans have well-defined weaknesses which, if not corrected, could jeopardize the full satisfaction of the debt. A loan classified as “doubtful” has critical weaknesses that make full collection of the obligation improbable. Classified loans, as defined by the Company, include loans categorized as substandard and doubtful. Loans classified as loss are immediately charged off.
Loans are consistently monitored against risk rating criteria. As loans are identified that may warrant a classification change, they are discussed with the Company’s credit administration officers and appropriate risk grades are assigned. There are several times in the life of a loan that this occurs:
•	loan origination
•	loan renewal
•	loan servicing actions (change in terms, collateral release, etc.)
•	annual financial review
•	delinquency monitoring and follow-up
•	loan review process
•	audit process
If weaknesses (or improvements) are noted, a change in risk rating, if warranted by credit administration, will be made. Loans classified Watch or below in an amount of $100,000 or more will be individually evaluated for impairment in accordance with the Bank’s policy for determining and measuring impairment under FAS 114.
Formula allocations are calculated by applying loss factors to outstanding loans with similar characteristics. Loss factors are based on the Company’s historical loss experience as adjusted for changes in the business cycle and on the internal risk grade of those loans and may be adjusted for significant factors that, in management’s judgment, affect the collectibility of the portfolio as of the evaluation date. Effective for the third quarter of 2010, the Company modified its method of estimating the allowance for loan losses for non-impaired loans. This modification incorporated historical loss experience based on a rolling eight quarters ending with the most recently completed calendar quarter to identified pools of loans. This modification did not have a material affect on the Company’s allowance for loans losses or provision for loan losses.
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

	For the Year Ended December 31,
	2010	2009	2008	2007	2006
	(dollars in thousands)
Balance at beginning of period	$9,568	$7,224	$4,211	$3,917	$3,256

Charge-offs:
Commercial and agricultural	1,219	663	477	83	126
Real estate mortgage	3,105	1,145	95	—	—
Real estate construction	3,617	10,133	522	46	—
Consumer	408	559	689	657	519

Total charge-offs	8,349	12,500	1,783	786	645

Recoveries:
Commercial and agricultural	26	18	11	53	46
Real estate mortgage	396	8	14	—	—
Real estate construction	65	90	—	—	—
Consumer	118	228	171	227	260

Total recoveries	605	344	196	280	306

Net charge-offs	7,744	12,156	1,587	506	339
Provision for loan losses	5,500	14,500	4,600	800	1,000

Balance at end of period	$7,324	$9,568	$7,224	$4,211	$3,917

Net charge-offs during the period to average loans	2.39%	3.43%	0.45%	0.14%	0.10%
Allowance for loan losses to total loans	2.33%	2.88%	1.97%	1.19%	1.10%
During the year ended December 31, 2010 we recorded a provision for loan losses of $5.5 million down $9.0 million from the $14.5 million provision recorded during the year ended December 31, 2009. Net charge-offs totaled $7.7 million during the year ended December 31, 2010 and $12.2 million during 2009. Net charge-offs as a percentage of average loans decreased from 3.43% during 2009 to 2.39% during the year ended December 31, 2010. While we incurred significant charge-offs during the 2010 period, $3.1 million of the charge-offs had been incorporated in the allowance for loan losses at December 31, 2009 as specific reserves on impaired loans.
We currently anticipate that net charge-offs could range from approximately $3.5 million to $5.5 million in 2011, the largest part of which are anticipated to be related to real estate loans and consistent with 2010 activity. For other categories of loans we expect charge-offs to be similar to 2010 activity. However, given the lack of stability in the real estate market and the recent volatility in charge-offs, there can be no assurance that charge offs of loans in future periods will not increase or decrease from this estimate.
The allowance for loan losses totaled $7.3 million at December 31, 2010 and $9.6 million at December 31, 2009. The decrease in the allowance for loan losses from December 31, 2009 is attributable to a $2.4 million decrease in specific reserves related to impaired loans from $4.3 million at December 31, 2009 to $1.9 million at December 31, 2010 and a decrease of $30.6 million in average loan balances. General reserves increased by $133 thousand to $5.4 million at December 31, 2010. Related to the decrease in specific reserves on impaired loans, the allowance for loan losses as a percentage of total loans decreased from 2.88% at December 31, 2009 to 2.33% at December 31, 2010. The percentage of general reserves to unimpaired loans increased from 1.69% at December 31, 2009 to 1.90% at December 31, 2010.
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
A restructuring of a debt constitutes a troubled debt restructuring (TDR) if the Company, for economic or legal reasons related to the debtor’s financial difficulties, grants a concession to the debtor that it would not otherwise consider. Restructured workout loans typically present an elevated level of credit risk as the borrowers are not able to perform according to the original contractual terms. Loans that are reported as TDRs are considered impaired and measured for impairment as described above.
The following table sets forth the amount of the Company’s nonperforming assets as of the dates indicated.
Loans restructured and in compliance with modified terms totaled $2.0 million and $3.4 million at December 31, 2010 and 2009, respectively. There were no troubled debt restructurings at December 31, 2008, 2007 or 2006.

	At December 31,
	2010	2009	2008	2007	2006
	(dollars in thousands)

Nonaccrual loans	$25,313	$14,263	$26,444	$2,618	$972
Loans past due 90 days or more and still accruing	45	28	297	14	41

Total nonperforming loans	25,358	14,291	26,741	2,632	1,013
Other real estate owned	8,867	11,204	4,148	402	—
Other vehicles owned	17	65	129	135	47

Total nonperforming assets	$34,242	$25,560	$31,018	$3,169	$1,060

Interest income forgone on nonaccrual loans	$1,021	$568	$576	$161	$53
Interest income recorded on a Cash basis on nonaccrual loans	$608	$369	$74	$118	$116
Nonperforming loans to total Loans	8.07%	4.30%	7.31%	0.75%	0.29%
Nonperforming assets to total Assets	7.07%	4.84%	6.78%	0.70%	0.22%
Nonperforming loans at December 31, 2010 were $25.4 million, an increase of $11.1 million from the $14.3 million balance at December 31, 2009. Of the total nonperforming loans at December 31, 2010, fifteen loans had principal balances ranging from $4.7 million to $570 thousand. In total these loans amount to $19.1 million representing 76% of the nonaccrual balance of $25.3 million. Specific reserves of $1.0 million were allocated to these loans. For all nonaccrual loans at December 31, 2010 specific reserves totaled $1.8 million or 7% of total nonaccrual loans. Additionally, the nonaccrual balances at December 31, 2010 are net of $2.8 million in partial charge-offs.

A substandard loan is not adequately protected by the current sound worth and paying capacity of the borrower or the value of the collateral pledged, if any. At December 31, 2010 $13.3 million of performing loans were classified as substandard. Further deterioration in the credit quality of individual performing substandard loans or other adverse circumstances could result in the need to place these loans on nonperforming status.
At December 31, 2010 and 2009, the Company’s recorded investment in impaired loans totaled $28.8 million and $19.2 million, respectively. The increases in impaired and nonperforming loans mostly relates to two large relationships totaling $8.1 million. These loans were measured for impairment and it was determined that a $600 thousand specific allowance was required at December 31, 2010. The specific allowance for loan losses related to impaired loans totaled $1.9 million and $4.3 million at December 31, 2010 and 2009, respectively. Additionally, $2.8 million has been charged off against the impaired loans at December 31 2010. This compares to $1.0 that had been charged off against impaired loans at December 31, 2009. The average recorded investment in impaired loans was $20.8 million, $25.1 million, $5.2 million for the years ended December 31, 2010, 2009 and 2008, respectively. In most cases, the Company uses the cash basis method of income recognition for impaired loans. For the years ended December 31, 2010, 2009 and 2008, the Company recognized $608 thousand, $369 thousand and $74 thousand, respectively, of income on such loans. Interest foregone on impaired loans totaled $1,021 thousand $568, thousand and $576 thousand for the years ended December 31, 2010, 2009 and 2008, respectively.
It is the policy of management to make additions to the allowance for loan losses so that it remains appropriate to absorb the inherent risk of loss in the portfolio. Management believes that the allowance at December 31, 2010 is appropriate. However, the determination of the amount of the allowance is judgmental and subject to economic conditions which cannot be predicted with certainty. Accordingly, the Company cannot predict whether charge-offs of loans in excess of the allowance may occur in future periods.
OREO represents real property taken by the Bank either through foreclosure or through a deed in lieu thereof from the borrower. Repossessed assets include vehicles and other commercial assets acquired under agreements with delinquent borrowers. Repossessed assets and OREO are carried at fair market value, less selling costs. OREO holdings represented thirty-one properties totaling $8.9 million at December 31, 2010 and twenty-nine properties totaling $11.2 million at December 31, 2009. Of the thirty-one properties, three properties represent 84% of the balance or $7.5 million of the $8.9 million. These three properties were transferred into OREO during the third quarter of 2009. We have actively marketed the properties and while we have received offers for each property, to date none have been accepted by the Bank. Nonperforming assets as a percentage of total assets increased to 7.07% at December 31, 2010 up from 4.84% at December 31, 2009.
The following table provides a summary of the change in the OREO balance for the year ended December 31, 2010 and 2009:

	Year Ended December 31,
	2010	2009
	(in thousands)
Beginning Balance	$11,204	$4,148
Additions	1,438	14,006
Dispositions	(3,419)	(2,150)
Write-downs	(356)	(4,800)

Ending Balance	$8,867	$11,204

Investment Portfolio and Federal Funds Sold. Total investment securities decreased by $25 million from $88.0 million at December 31, 2009 to $63.0 million as of December 31, 2010. There were no Federal funds sold at December 31, 2010 or 2009; however, the Bank maintained interest earning balances at the FRB totaling $52.3 million and $18.8 million at December 31, 2010 and 2009, respectively. These balances currently earn 25 basis points.
The investment portfolio balances in U.S. Treasuries, U.S. Government agencies, and municipal obligations comprised 2%, 98% and less than 1%, respectively, at December 31, 2010 versus 1%, 86% and 13%, respectively, at December 31, 2009. During 2010 we chose to sell substantially our entire municipal securities portfolio as part of our overall asset/liability management strategy related to credit quality concerns and the favorable market price for these securities. In addition, we sold $28.9 million in U.S. government agency securities to lock in significant gains that were available on these securities. The total proceeds received from the sale of municipal and agency securities were $40.9 million including a $1.2 million gain on sale.
During 2009 we increased our level of agency securities primarily to support our growth in public agency sweep account deposits which require the pledging of investment securities for balances in excess of those covered by FDIC insurance. While this account was very successful in generating deposits, we determined that we needed to reduce the rate paid to increase the profitability of the product, resulting in a decline in balances from this product from $37.8 million at December 31, 2009 to $29.8 million at December 31, 2010. The decrease in investment securities between periods includes the affect of lowered pledging requirements, the sale of municipal securities and market rate considerations.
The Company’s investments in mortgage-backed securities of U.S. Government agencies provide interest income as well as cash flows for liquidity and reinvestment opportunities as these securities pay down. At December 31, 2010, total balances in these mortgage-backed securities were $21.3 million up from $19.3 million at December 31, 2009. Although these pass-through securities typically have final maturities of between ten and fifteen years, the pass-through nature of principal payments from the prepayment or refinance of loans underlying these securities is expected to significantly reduce their average life.
The Company classifies its investment securities as available-for-sale or held-to-maturity. Currently all securities are classified as available-for-sale. Securities classified as available-for-sale may be sold to implement the Company’s asset/liability management strategies and in response to changes in interest rates, prepayment rates and similar factors.
The following tables summarize the values of the Company’s investment securities held on the dates indicated:

	December 31,
Available-for-sale (fair value)	2010	2009	2008
	(dollars in thousands)
U.S. Treasuries	$1,032	$1,052	$1,508
U.S. Government agencies	40,430	55,889	10,392
Corporate debt securities	—	—	1,550
U.S. Government agency mortgage-backed Securities	21,273	19,287	12,357
Municipal obligations	282	11,722	—

Total	$63,017	$87,950	$25,807

	December 31,
Held-to-maturity (amortized cost)	2010	2009	2008
	(dollars in thousands)
Municipal obligations	$—	$—	$12,567

At December 31, 2009 the Company transferred all of its municipal securities from held-to-maturity to available-for-sale as it was determined that management no longer had the intent to hold these investments to maturity.
The following table summarizes the maturities of the Company’s securities at their carrying value and their weighted average tax equivalent yields at December 31, 2010.

(dollars in thousands)			After One Through		After Five Through
Available-for-sale	One Year or Less		Five Years		Ten Years		After Ten Years		Total
(Fair Value)	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
U.S. Treasuries	$1,032	1.07%	$—	—%	$—	—%	$—	—%	$1,032	1.07%
U.S. Government agencies	1,012	1.17%	39,418	1.76%	—	—%	—	—%	40,430	1.74%
U.S. Government agency mortgage-backed securities	405	4.01%	1,097	3.84%	3,263	3.86%	16,508	3.21%	21,273	3.35%
Municipal obligations	—	—%	—	—%	282	4.85%	—	—%	282	4.85%

Total	$2,449	1.59%	$40,515	1.81%	$3,545	3.97%	$16,508	3.21%	$63,017	2.29%

Deposits. Total deposits were $424.9 million as of December 31, 2010, a decrease of $8.4 million, or 2%, from the December 31, 2009 balance of $433.3 million. Declines of $6.1 million in interest bearing transaction accounts (NOW), $1.9 million in money market accounts, $5.0 million in time deposits and $0.2 million in non-interest bearing demand deposits was partially offset by an increase of $4.8 million in savings accounts. The decline in NOW accounts relates to an $8 million decline in balances in our public sweep account from $37.8 million at December 31, 2009 to $29.8 million at December 31, 2010.
The Company continues to manage the mix of its deposits consistent with its identity as a community bank serving the financial needs of its customers. There were only minor changes in the composition of our deposits at December 31, 2010 and 2009. Non-interest bearing demand deposits were 26% of total deposits at December 31, 2010 and 2009. Interest bearing transaction accounts were 24% of total deposits at December 31, 2010 and 25% at December 31, 2009. Money market and savings deposits totaled 22% of total deposits at December 31, 2010 and 21% at December 31, 2009. Time deposits were 28% of total deposits at December 31, 2010 and 2009.
Deposits represent the Bank’s primary source of funds. Deposits are primarily core deposits in that they are demand, savings and time deposits generated from local businesses and individuals. These sources are considered to be relatively stable, long-term relationships thereby enhancing steady growth of the deposit base without major fluctuations in overall deposit balances. The Company experiences, to a small degree, some seasonality with the slower growth period between November through April, and the higher growth period from May through October. In order to assist in meeting any funding demands, the Company maintains secured borrowing arrangements with the Federal Home Loan Bank and the Federal Reserve Bank of San Francisco. Included in time deposits at December 31, 2010 and 2009 were $2 million and $5 million, respectively in CDARS reciprocal time deposits which, under regulatory guidelines, are classified as brokered deposits. The Company did not hold brokered deposits during the year ended December 31, 2008.
The Company’s time deposits of $100,000 or more had the following schedule of maturities at December 31, 2010:
(dollars in thousands)

Amount
Remaining Maturity:
Three months or less	$14,558
Over three months to six months	15,938
Over six months to 12 months	15,937
Over 12 months	5,671

Total	$52,104

Time deposits of $100,000 or more are generally from the Company’s local business and individual customer base. The potential impact on the Company’s liquidity from the withdrawal of these deposits is discussed at the Company’s asset and liability management committee meetings, and is considered to be minimal.
Short-term Borrowing Arrangements.
The Company is a member of the FHLB and can borrow up to $91,408,000 from the FHLB secured by commercial and residential mortgage loans with carrying values totaling $150,217,000. The Company is required to hold FHLB stock as a condition of membership. At December 31, 2010, the Company held $2,188,000 of FHLB stock which is recorded as a component of other assets. At this level of stock holdings the Company can borrow up to $46,561,000. There were no borrowings outstanding as of December 31, 2010. To borrow the $91,408,000 in available credit the Company would need to purchase $2,108,000 in additional FHLB stock.
In addition, the Company has the ability to secure advances through the FRB discount window. These advances also must be collateralized.

Short-term borrowings at December 31, 2009 consisted of a $20 million FHLB advance at 0.47% which matured on January 19, 2010. No borrowings were outstanding at December 31, 2010.
The average balance in short-term borrowings during the years ended December 31, 2010 and 2009 were $986 thousand and $24.3 million, respectively. The average rate paid on these borrowings was 0.51% during 2010 and 0.33% during 2009. The maximum amount of short-term borrowings outstanding at any month-end during 2010 and 2009 was zero and $33.8 million, respectively.
Long-term Borrowing Arrangements. Long-term borrowings at December 31, 2009 consisted of two $10 million FHLB advances. The first advance was scheduled to mature on November 23, 2011 and bore interest at 1.00%. The second advance was scheduled to mature on November 23, 2012 and bore interest at 1.60%. We chose to prepay both of these borrowings during July 2010 as we had significant excess liquidity and no longer projected a need for these long-term borrowings. We incurred a $226 thousand prepayment penalty on these advances which we anticipate will be more than offset by future savings in interest expense. No long-term borrowings were outstanding as of December 31, 2010.
Capital Resources
Shareholders’ equity as of December 31, 2010 totaled $38.0 million down slightly from $38.2 million as of December 31, 2009.
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
It is the policy of the Company to periodically distribute excess retained earnings to the shareholders through the payment of cash dividends. Such dividends help promote shareholder value and capital adequacy by enhancing the marketability of the Company’s stock. All authority to provide a return to the shareholders in the form of a cash or stock dividend or split rests with the Board of Directors (the “Board). The Board will periodically, but on no regular schedule, review the appropriateness of a cash dividend payment. No common cash dividends were paid in 2009 or 2010 and none are anticipated to be paid in 2011.
The Company is subject to various restrictions on the payment of dividends. See Note 2 “Regulatory Matters” and note 12 “Shareholders’ Equity — Dividend Restrictions” of the Company’s Consolidated Financial Statements in Item 8 — Financial Statements and Supplementary Data of this Annual Report on Form 10K.
At the request of the FRB, Plumas Bancorp deferred its regularly scheduled quarterly interest payments on its outstanding junior subordinated debentures relating to its two trust preferred securities and suspended quarterly cash dividend payments on its Series A Preferred Stock. Therefore, Plumas Bancorp is currently in arrears with the dividend payments on the Series A Preferred Stock and interest payments on the junior subordinated debentures as permitted by the related documentation. As of December 31, 2010 the amount of the arrearage on the dividend payments of the Series A Preferred Stock is $449 thousand and the amount of the arrearage on the payments on the subordinated debt associated with the trust preferred securities is $233 thousand. Although we have sufficient cash and liquidity to pay these amounts, we are taking these actions to support holding company cash and preserve our capital position.
Capital Standards. The Company’s significantly increased its regulatory capital ratios during 2010 related both to an increase in regulatory capital as illustrated in the below table and a decrease in its fourth quarter average assets (used in Leverage Ratio) and risk based assets (used in Tier 1 and Total Risk-Based Capital Ratios). Adjusted fourth quarter average assets declined by $32 million and the Company’s risk based assets declined by $52 million.

The Company uses a variety of measures to evaluate its capital adequacy, with risk-based capital ratios calculated separately for the Company and the Bank. Management reviews these capital measurements on a monthly basis and takes appropriate action to ensure that they are within established internal and external guidelines. The Company’s capital position at December 31, 2010 exceeded minimum thresholds established by industry regulators, and by current regulatory definitions the Bank is well capitalized, the highest rating of the categories defined under Federal Deposit Insurance Corporation Improvement Act (FDICIA) of 1991. The FDIC has promulgated risk-based capital guidelines for all state non-member banks such as the Bank. These guidelines establish a risk-adjusted ratio relating capital to different categories of assets and off-balance sheet exposures. There are two categories of capital under the guidelines: Tier 1 capital includes common stockholders’ equity, and qualifying trust-preferred securities (including notes payable to unconsolidated special purpose entities that issue trust-preferred securities), less goodwill and certain other deductions, notably the unrealized net gains or losses (after tax adjustments) on available-for-sale investment securities carried at fair market value; Tier 2 capital can include qualifying subordinated debt and the allowance for loan losses, subject to certain limitations. The Series A Preferred Stock qualifies as Tier 1 capital for the Company.
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
The following tables present the capital ratios for the Company and the Bank compared to the standards for bank holding companies and the regulatory minimum requirements for depository institutions as of December 31, 2010 and 2009 (amounts in thousands except percentage amounts).

	December 31, 2010		December 31, 2009
	Amount	Ratio	Amount	Ratio
Tier 1 Leverage Ratio
Plumas Bancorp and Subsidiary	$42,994	8.9%	$40,564	7.9%
Minimum regulatory requirement	19,361	4.0%	20,652	4.0%
Plumas Bank	43,262	8.9%	38,172	7.4%
Minimum requirement for “Well-Capitalized” institution under the prompt corrective action plan	24,190	5.0%	25,848	5.0%
Minimum regulatory requirement	19,352	4.0%	20,678	4.0%

Tier 1 Risk-Based Capital Ratio
Plumas Bancorp and Subsidiary	42,994	12.7%	40,564	10.4%
Minimum regulatory requirement	13,570	4.0%	15,641	4.0%
Plumas Bank	43,262	12.8%	38,172	9.8%
Minimum requirement for “Well-Capitalized” institution under the prompt corrective action plan	20,342	6.0%	23,433	6.0%
Minimum regulatory requirement	13,561	4.0%	15,622	4.0%

Total Risk-Based Capital Ratio
Plumas Bancorp and Subsidiary	47,274	13.9%	45,512	11.6%
Minimum regulatory requirement	27,140	8.0%	31,281	8.0%
Plumas Bank	47,539	14.0%	43,113	11.0%
Minimum requirement for “Well-Capitalized” institution under the prompt corrective action plan	33,903	10.0%	39,056	10.0%
Minimum regulatory requirement	27,123	8.0%	31,244	8.0%

Management believes that the Company and the Bank met all their capital adequacy requirements as of December 31, 2010 and 2009. On March 16, 2011, the Bank entered into a Consent Order (“Order”) with the FDIC and the DFI. Within 240 days of the date of the Order we are required to increase and maintain the Bank’s Tier 1 capital to a level such that its leverage ratio is at least 10% and its total risk-based capital is at least 13%. Currently the Bank has exceeded the Order’s total risk-based capital ratio goal of 13% and Management expects to achieve the leverage ratio target of 10% by year-end without the injection of any new capital.
See Note 2 — “Regulatory Matters” of the Company’s Consolidated Financial Statements in Item 8 — Financial Statements and Supplementary Data of this Annual Report on Form 10K for information related to the Order.
The current and projected capital positions of the Company and the Bank and the impact of capital plans and long-term strategies are reviewed regularly by management. The Company policy is to maintain the Bank’s ratios above the prescribed well-capitalized leverage, Tier 1 risk-based and total risk-based capital ratios of 5%, 6% and 10%, respectively, at all times.
Off-Balance Sheet Arrangements
Loan Commitments. In the normal course of business, there are various commitments outstanding to extend credits that are not reflected in the financial statements. Commitments to extend credit and letters of credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Annual review of commercial credit lines, letters of credit and ongoing monitoring of outstanding balances reduces the risk of loss associated with these commitments. As of December 31, 2010, the Company had $71.6 million in unfunded loan commitments and $164 thousand in letters of credit. This compares to $67.3 million in unfunded commitments and $304 thousand in letters of credit at December 31, 2009. Of the $71.6 million in unfunded loan commitments, $34.9 million and $36.7 million represented commitments to commercial and consumer customers, respectively. Of the total unfunded commitments at December 31, 2010, $35.8 million were secured by real estate, of which $8.9 million was secured by commercial real estate and $26.9 million was secured by residential real estate in the form of equity lines of credit. The commercial loan commitments not secured by real estate primarily represent business lines of credit, while the consumer loan commitments not secured by real estate primarily represent revolving credit card lines. Since, some of the commitments are expected to expire without being drawn upon; the total commitment amounts do not necessarily represent future cash requirements.
Operating Leases. The Company leases one depository branch, one lending office and one loan administration office and two non branch automated teller machine locations. Total rental expenses under all operating leases, including premises, totaled $20,000 $317,000 and $347,000, in 2010, 2009 and 2008 respectively. The expiration dates of the leases vary, with the first such lease expiring during 2011 and the last such lease expiring during 2015.
The decline in rental expense during 2010 resulted from the purchase of our Redding branch building on March 31, 2010. Previously we had leased this building. Under the terms of the lease agreement we were provided free rent for a period of time; however, in accordance with accounting principals we recognized monthly rent expense equal to the total payments required under the lease dividend by the term of the lease in months. At the time of the purchase we reversed this accrual recognizing a $184 thousand reduction in rental expense.
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

The Company is a member of the FHLB and can borrow up to $91,408,000 from the FHLB secured by commercial and residential mortgage loans with carrying values totaling $150,217,000. The Company is required to hold FHLB stock as a condition of membership. At December 31, 2010, the Company held $2,188,000 of FHLB stock which is recorded as a component of other assets. At this level of stock holdings the Company can borrow up to $46,561,000. There were no borrowings outstanding as of December 31, 2010. To borrow the $91,408,000 in available credit the Company would need to purchase $2,108,000 in additional FHLB stock. In addition, the Company has the ability to secure advances through the FRB discount window. These advances also must be collateralized.
Customer deposits are the Company’s primary source of funds. Total deposits were $424.9 million as of December 31, 2010, a decrease of $8.4 million, or 2%, from the December 31, 2009 balance of $433.3 million. Deposits are held in various forms with varying maturities. The Company’s securities portfolio, Federal funds sold, Federal Home Loan Bank advances, and cash and due from banks serve as the primary sources of liquidity, providing adequate funding for loans during periods of high loan demand. During periods of decreased lending, funds obtained from the maturing or sale of investments, loan payments, and new deposits are invested in short-term earning assets, such as cash held at the FRB, Federal funds sold and investment securities, to serve as a source of funding for future loan growth. Management believes that the Company’s available sources of funds, including borrowings, will provide adequate liquidity for its operations in the foreseeable future.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
As a smaller reporting company we are not required to provide the information required by this item.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
The following consolidated financial statements of Plumas Bancorp and subsidiary, and report of the independent registered public accounting firm are included in the Annual Report of Plumas Bancorp to its shareholders for the years ended December 31, 2010, 2009 and 2008.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareholders
Plumas Bancorp and Subsidiary
We have audited the accompanying consolidated balance sheet of Plumas Bancorp and subsidiary (the “Company”) as of December 31, 2010 and 2009 and the related consolidated statements of operation, stockholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2010. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Plumas Bancorp and subsidiary as of December 31, 2010 and 2009 and the consolidated results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2010, in conformity with accounting principles generally accepted in the United States of America.
/s/ Perry-Smith LLP
Sacramento, California
March 23, 2011

PLUMAS BANCORP AND SUBSIDIARY
CONSOLIDATED BALANCE SHEET
December 31, 2010 and 2009

	2010	2009
ASSETS
Cash and cash equivalents	$64,628,000	$59,493,000
Investment securities	63,017,000	87,950,000
Loans, less allowance for loan losses of $7,324,000 in 2010 and $9,568,000 in 2009	307,151,000	323,408,000
Premises and equipment, net	14,431,000	14,544,000
Intangible assets, net	475,000	648,000
Bank owned life insurance	10,463,000	10,111,000
Other real estate and vehicles acquired through foreclosure	8,884,000	11,269,000
Accrued interest receivable and other assets	15,431,000	20,694,000

Total assets	$484,480,000	$528,117,000

LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits:
Non-interest bearing	$111,802,000	$111,958,000
Interest bearing	313,085,000	321,297,000

Total deposits	424,887,000	433,255,000

Short-term borrowings	—	20,000,000
Long-term debt	—	20,000,000
Accrued interest payable and other liabilities	11,295,000	6,321,000
Junior subordinated deferrable interest debentures	10,310,000	10,310,000

Total liabilities	446,492,000	489,886,000

Commitments and contingencies (Note 11)

Shareholders’ equity:
Serial preferred stock — no par value; 10,000,000 shares authorized; 11,949 issued and outstanding at December 31, 2010 and 2009	11,682,000	11,595,000
Common stock — no par value; 22,500,000 shares authorized; issued and outstanding — 4,776,339 shares at December 31, 2010 and 2009	6,027,000	5,970,000
Retained earnings	20,331,000	20,044,000
Accumulated other comprehensive (loss) income	(52,000)	622,000

Total shareholders’ equity	37,988,000	38,231,000

Total liabilities and shareholders’ equity	$484,480,000	$528,117,000

The accompanying notes are an integral
part of these consolidated financial statements.

PLUMAS BANCORP AND SUBSIDIARY
CONSOLIDATED STATEMENT OF OPERATIONS
For the Years Ended December 31, 2010, 2009 and 2008

	2010	2009	2008

Interest income:
Interest and fees on loans	$18,860,000	$20,658,000	$23,550,000
Interest on investment securities:
Taxable	1,649,000	1,708,000	1,398,000
Exempt from Federal income taxes	123,000	455,000	489,000
Other	48,000	15,000	3,000

Total interest income	20,680,000	22,836,000	25,440,000

Interest expense:
Interest on deposits	2,696,000	3,169,000	4,522,000
Interest on borrowings	135,000	80,000	202,000
Interest on junior subordinated deferrable interest debentures	312,000	371,000	623,000
Other	4,000	35,000	17,000

Total interest expense	3,147,000	3,655,000	5,364,000

Net interest income before provision for loan losses	17,533,000	19,181,000	20,076,000

Provision for loan losses	5,500,000	14,500,000	4,600,000

Net interest income after provision for loan losses	12,033,000	4,681,000	15,476,000

Non-interest income:
Service charges	3,642,000	3,796,000	3,951,000
Sale of merchant processing portfolio	1,435,000	—	—
Gain on sale of investments	1,160,000	10,000	—
Gain on sale of loans	1,055,000	593,000	111,000
Impairment loss on investment security	—	—	(415,000)
Earnings on bank owned life insurance policies	444,000	434,000	421,000
Other	825,000	919,000	1,023,000

Total non-interest income	8,561,000	5,752,000	5,091,000

(Continued)

PLUMAS BANCORP AND SUBSIDIARY
CONSOLIDATED STATEMENT OF OPERATIONS
(Continued)
For the Years Ended December 31, 2010, 2009 and 2008

	2010	2009	2008

Non-interest expenses:
Salaries and employee benefits	$9,732,000	$11,054,000	$10,884,000
Occupancy and equipment	3,096,000	3,759,000	3,838,000
Provision for losses on other real estate	356,000	4,800,000	618,000
Other	6,050,000	6,741,000	5,135,000

Total non-interest expenses	19,234,000	26,354,000	20,475,000

Income (loss) before income taxes	1,360,000	(15,921,000)	92,000

Provision (benefit) for income taxes	389,000	(6,775,000)	(212,000)

Net income (loss)	971,000	(9,146,000)	304,000

Preferred stock dividends accrued and discount accretion	(684,000)	(628,000)	—

Net income (loss) available to common shareholders	$287,000	$(9,774,000)	$304,000

Basic earnings (loss) per common share	$0.06	$(2.05)	$0.06

Diluted earnings (loss) per common share	$0.06	$(2.05)	$0.06

Common dividends per share	$—	$—	$0.24

The accompanying notes are an integral
part of these consolidated financial statements.

PLUMAS BANCORP AND SUBSIDIARY
CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY
For the Years Ended December 31, 2010, 2009 and 2008

						Accumulated
						Other
						Comprehensive	Total	Total
	Preferred Stock		Common Stock		Retained	(Loss) Income	Shareholders’	Comprehensive
	Shares	Amount	Shares	Amount	Earnings	(Net of Taxes)	Equity	Income (loss)
Balance, January 1, 2008			4,869,130	$5,042,000	$32,204,000	$(107,000)	$37,139,000
Cumulative effect of change in accounting principle, adoption of EITF 06-4					(420,000)		(420,000)

Comprehensive income:
Net income					304,000		304,000	$304,000
Other comprehensive income, net of tax:
Net change in unrealized (losses)/gains on available-for-sale investment securities						424,000	424,000	424,000

Total comprehensive income								$728,000

Cash dividends — $0.24 per share					(1,153,000)		(1,153,000)
Stock options exercised and related tax benefit			12,476	68,000			68,000

Stock-based compensation expense				292,000			292,000
Repurchase and retirement of common stock			(106,267)	(100,000)	(1,117,000)		(1,217,000)

Balance, December 31, 2008			4,775,339	$5,302,000	$29,818,000	$317,000	$35,437,000

(Continued)

PLUMAS BANCORP AND SUBSIDIARY
CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY
(Continued)
For the Years Ended December 31, 2010, 2009 and 2008

						Accumulated
						Other
						Comprehensive	Total	Total
	Preferred Stock		Common Stock		Retained	(loss) Income	Shareholders’	Comprehensive
	Shares	Amount	Shares	Amount	Earnings	(Net of Taxes)	Equity	Income (loss)
Balance, December 31, 2008			4,775,339	$5,302,000	$29,818,000	$317,000	$35,437,000
Comprehensive loss:
Net loss					(9,146,000)		(9,146,000)	$(9,146,000)
Other comprehensive income, net of tax:
Unrealized gains on securities transferred from held-to-maturity to available- for-sale						197,000	197,000	197,000
Net change in unrealized gains on available-for-sale investment securities						108,000	108,000	108,000

Total comprehensive loss								$(8,841,000)

Preferred stock issued	11,949	$11,516,000					11,516,000
Stock warrants issued				407,000			407,000
Preferred stock dividends & accretion		79,000			(628,000)		(549,000)
Stock options exercised and related tax benefit			1,000	5,000			5,000
Stock-based compensation expense				256,000			256,000

Balance, December 31, 2009	11,949	11,595,000	4,776,339	5,970,000	20,044,000	622,000	38,231,000

Comprehensive Income:
Net lncome					971,000		971,000	$971,000
Other comprehensive loss, net of tax:
Net change in unrealized gains on available-for-sale investment securities						(674,000)	(674,000)	(674,000)

Total comprehensive income								$297,000

Preferred stock dividends & accretion		87,000			(684,000)		(597,000)
Stock-based compensation expense				57,000			57,000

Balance, December 31, 2010	11,949	$11,682,000	4,776,339	$6,027,000	$20,331,000	$(52,000)	$37,988,000

The accompanying notes are an integral part of these consolidated financial statements.

PLUMAS BANCORP AND SUBSIDIARY
CONSOLIDATED STATEMENT OF CASH FLOWS
For the Years Ended December 31, 2010, 2009 and 2008

	2010	2009	2008
Cash flows from operating activities:
Net income (loss)	$971,000	$(9,146,000)	$304,000
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Provision for loan losses	5,500,000	14,500,000	4,600,000
Change in deferred loan origination costs/fees, net	(79,000)	(19,000)	285,000
Stock-based compensation expense	57,000	256,000	292,000
Depreciation and amortization	1,693,000	1,929,000	1,984,000
Amortization of investment security premiums	514,000	283,000	56,000
Accretion of investment security discounts	(55,000)	(53,000)	(55,000)
Impairment loss on investment security			415,000
Gain on sale of investments	(1,160,000)	(10,000)
Gain on sale of loans held for sale	(1,055,000)	(593,000)
Loans originated for sale	(21,286,000)	(12,598,000)
Proceeds from loan sales	14,873,000	11,393,000
Provision for losses on other real estate	356,000	4,800,000	618,000
Proceeds from secured borrowing	4,284,000
Net loss (gain) on sale of premises and equipment	4,000	(6,000)	13,000
Net (gain) loss on sale of other real estate and vehicles owned	(58,000)	198,000	18,000
Earnings on bank owned life insurance policies	(444,000)	(434,000)	(421,000)
Expenses on bank owned life insurance policies	92,000	89,000	83,000
Provision (benefit) for deferred income taxes	389,000	(3,852,000)	(1,459,000)
Decrease (increase) in accrued interest receivable and other assets	5,322,000	(7,022,000)	297,000
Increase (decrease) increase in accrued interest payable and other liabilities	197,000	355,000	(711,000)

Net cash provided by operating activities	10,115,000	70,000	6,319,000

(Continued)

PLUMAS BANCORP AND SUBSIDIARY
CONSOLIDATED STATEMENT OF CASH FLOWS
(Continued)
For the Years Ended December 31, 2010, 2009 and 2008

	2010	2009	2008
Cash flows from investing activities:
Proceeds from matured and called available- for-sale investment securities	$31,895,000	$8,000,000	$16,475,000
Proceeds from matured and called held-to- maturity investment securities		1,836,000	920,000
Proceeds from sale of held-to-maturity securities		943,000
Proceeds from sale of available-for-sale securities	40,902,000	86,000
Purchases of available-for-sale investment securities	(57,238,000)	(65,876,000)	(2,990,000)
Purchases of held-to-maturity investment securities		(1,586,000)
Proceeds from principal repayments from available-for-sale government-guaranteed mortgage-backed securities	8,927,000	7,320,000	2,819,000
Net decrease (increase) in loans	16,623,000	8,683,000	(19,520,000)
Proceeds from sale of vehicles	177,000	270,000	376,000
Proceeds from sale of other real estate	3,462,000	1,992,000
Purchases of premises and equipment	(1,210,000)	(253,000)	(2,566,000)

Net cash provided by (used in) investing activities	43,538,000	(38,585,000)	(4,486,000)

Cash flows from financing activities:
Net (decrease) increase in demand, interest-bearing and savings deposits	(3,353,000)	37,383,000	9,658,000
Net (decrease) increase in time deposits	(5,015,000)	24,379,000	(30,105,000)
Net (decrease) increase in short-term borrowings	(20,000,000)	(14,000,000)	26,500,000
Proceeds from long-term debt		20,000,000
Repayment of long-term debt	(20,000,000)
Issuance of preferred stock, net of discount		11,516,000
Payment of cash dividend on preferred stock	(150,000)	(473,000)
Issuance of common stock warrant		407,000
Proceeds from exercise of stock options		5,000	68,000
Repurchase and retirement of common stock			(1,217,000)
Payment of cash dividends on common stock			(1,153,000)

Net cash (used in) provided by financing activities	(48,518,000)	79,217,000	3,751,000

Increase in cash and cash equivalents	5,135,000	40,702,000	5,584,000

Cash and cash equivalents at beginning of year	59,493,000	18,791,000	13,207,000

Cash and cash equivalents at end of year	$64,628,000	$59,493,000	$18,791,000

(Continued)

PLUMAS BANCORP AND SUBSIDIARY
CONSOLIDATED STATEMENT OF CASH FLOWS
(Continued)
For the Years Ended December 31, 2010, 2009 and 2008

	2010		2009	2008
Supplemental disclosure of cash flow information:

Cash paid during the year for:
Interest expense		$3,000,000	$3,666,000		$5,804,000
Income taxes	$		$65,000		$1,385,000

Non-cash investing activities:
Real estate acquired through foreclosure		$1,391,000	$14,053,000		$4,364,000
Vehicles acquired through repossession		$112,000	$245,000		$388,000
Reclassification of loans to other assets					$113,000
Investment securities transferred from held-to-maturity to available-for-sale	$		$11,722,000	$
Net change in unrealized gain/loss on available-for-sale investment securities		$(674,000)	$108,000		$424,000
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
The Bank’s deposits are insured by the Federal Deposit Insurance Corporation (FDIC) up to applicable legal limits. The Bank is participating in the Federal Deposit Insurance Corporation (FDIC) Transaction Account Guarantee Program. Under the program, through December 31, 2010, all noninterest-bearing transaction accounts were fully guaranteed by the FDIC for the entire amount in the account. On July 21, 2010, President Barack Obama signed the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”), which, in part, permanently raises the current standard maximum deposit insurance amount to $250,000. Amendments related to the enactment of the Dodd-Frank Act now provide full deposit insurance coverage for noninterest bearing deposit transaction accounts beginning December 31, 2010 for an additional two year period.
2.	REGULATORY MATTERS
Effective March 16, 2011, in connection with the Bank’s regularly scheduled 2010 Joint FDIC and California Department of Financial Institutions (“DFI”) examination, the Bank entered into a Consent Order (“Order”) with the FDIC and the DFI. The FDIC and DFI in the Consent Order, require certain actions to be taken by the Bank including among others:
•	Within 240 days of the date of the Order, increase and maintain the Bank’s leverage ratio to at least 10% and maintain its total risk-based capital ratio at 13% or more;
•	Reduce or eliminate certain classified assets by $19.4 million within 180 days of the date of the Order and reducing them by an additional $4.9 million within 240 days of the Order;
•
Obtain an independent study of the management and personnel structure of the Bank within 150 days of the date of the Order to determine whether the Bank is staffed by qualified individuals commensurate with its size and risk profile to ensure the safe and profitable operation of the Bank;

•	Not pay cash dividends to Plumas Bancorp without the prior written consent of the FDIC and DFI.

PLUMAS BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
2.	REGULATORY MATTERS (Continued)
One of Management’s top priorities has and will continue to be to reduce its problem assets. The order serves to formalize and reinforce the Company’s on-going plans to strengthen the Company’s operations and to implement the Bank’s strategic plan. Currently the Bank has exceeded the Order’s total risk-based capital ratio goal of 13% and Management expects to achieve the leverage ratio target of 10% by year-end without the injection of any new capital. As of December 31, 2010, the Bank’s leverage ratio was 8.9% and total risk-based capital ratio was 14.0%.
3.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Consolidation and Basis of Presentation
The consolidated financial statements include the accounts of the Company and the consolidated accounts of its wholly-owned subsidiary, Plumas Bank. All significant intercompany balances and transactions have been eliminated.
Plumas Statutory Trust I and Trust II are not consolidated into the Company’s consolidated financial statements and, accordingly, are accounted for under the equity method. The Company’s investment in Trust I of $275,000 and Trust II of $152,000 are included in accrued interest receivable and other assets on the consolidated balance sheet. The junior subordinated deferrable interest debentures issued and guaranteed by the Company and held by Trust I and Trust II are reflected as debt on the consolidated balance sheet.
The accounting and reporting policies of Plumas Bancorp and subsidiary conform with accounting principles generally accepted in the United States of America and prevailing practices within the banking industry.
Reclassifications
Certain reclassifications have been made to prior years’ balances to conform to the classifications used in 2010.
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

PLUMAS BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
3.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)
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
Cash and Cash Equivalents
For the purpose of the statement of cash flows, cash and due from banks and Federal funds sold are considered to be cash equivalents. Generally, Federal funds are sold for one day periods. As of December 31, 2010 all cash held with other federally insured institutions was fully insured by the FDIC.
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
During 2009, management determined they no longer had the positive intent to hold their held-to-maturity securities and transferred their held-to-maturity securities to available-
for-sale (see note 5). This transfer increases the Company’s flexibility in managing its investment portfolio allowing the investments to be sold in implementing its asset/liability management strategies and in response to changes in interest rates, prepayment rates and similar factors. All transfers between categories are accounted for at fair value. There were no transfers between categories during 2010 or 2008. As of December 31, 2010 and 2009 the Company did not have any investment securities classified as trading and gains or losses on the sale of securities are computed on the specific identification method. Interest earned on investment securities is reported in interest income, net of applicable adjustments for accretion of discounts and amortization of premiums.

PLUMAS BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
3.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)
Investment Securities (Continued)
An investment security is impaired when its carrying value is greater than its fair value. Investment securities that are impaired are evaluated on at least a quarterly basis and more frequently when economic or market conditions warrant such an evaluation to determine whether such a decline in their fair value is other than temporary. Management utilizes criteria such as the magnitude and duration of the decline and the intent and ability of the Company to retain its investment in the securities for a period of time sufficient to allow for an anticipated recovery in fair value, in addition to the reasons underlying the decline, to determine whether the loss in value is other than temporary. The term “other than temporary” is not intended to indicate that the decline is permanent, but indicates that the prospects for a near-term recovery of value is not necessarily favorable, or that there is a lack of evidence to support a realizable value equal to or greater than the carrying value of the investment. Once a decline in value is determined to be other than temporary, and management does not intend to sell the security or it is more likely than not that the Company will not be required to sell the security before recovery, only the portion of the impairment loss representing credit exposure is recognized as a charge to earnings, with the balance recognized as a charge to other comprehensive income. If management intends to sell the security or it is more likely than not that the Company will be required to sell the security before recovering its forecasted cost, the entire impairment loss is recognized as a charge to earnings.
Investment in Federal Home Loan Bank Stock
As a member of the Federal Home Loan Bank System, the Bank is required to maintain an investment in the capital stock of the Federal Home Loan Bank. The investment is carried at cost. At December 31, 2010 and 2009, Federal Home Loan Bank (FHLB) stock totaled $2,188,000 and $1,933,000, respectively. On the consolidated balance sheet, Federal Home Loan Bank stock is included in accrued interest receivable and other assets.
Loans Held for Sale, Loan Sales and Servicing
Included in the portfolio are loans which are 75% to 90% guaranteed by the Small Business Administration (SBA), US Department of Agriculture Rural Business Cooperative Service (RBS) and Farm Services Agency (FSA). The guaranteed portion of these loans may be sold to a third party, with the Bank retaining the unguaranteed portion. The Company can receive a premium in excess of the adjusted carrying value of the loan at the time of sale. In the case of SBA loans, the Company may be required to refund a portion of the sales premium if the borrower defaults or prepays within ninety days of the settlement date.
In accordance with new accounting standards for the sale of a portion of a loan, as more fully described in the “Adoption of New Financial Accounting Standards” section of this note, we have recorded the proceeds from the sale of the guaranteed portions of SBA loans that are subject to a premium refund obligation, which totaled $4,284,000, as a secured borrowing and included such secured borrowings in other liabilities on the balance sheet. Once the premium refund obligation has elapsed the transaction will be recorded as a sale with the guaranteed portions of loans and the secured borrowing removed from the balance sheet and the resulting gain on sale recorded. Included in commercial loans at December 31, 2010 is $4,284,000 in guaranteed portions of SBA loans sold subject to a 90-day premium refund obligation. In February 2011, the SBA eliminated the refund obligation period and the Company will no longer be required to defer gain recognition.

PLUMAS BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
3.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)
Loans Held for Sale, Loan Sales and Servicing (Continued)
As of December 31, 2010 the Company had $5,208,000 in government guaranteed loans held for sale. Loans held for sale are recorded at the lower of cost or fair vale and therefore maybe reported at fair value on a non-recurring basis. The fair values for loans held for sale are based on either observable transactions of similar instruments or formally committed loan sale prices.
Government guaranteed loans with unpaid balances of $33,686,000 and $18,512,000 were being serviced for others at December 31, 2010 and 2009, respectively. The Company also serviced loans previously sold to the Federal National Mortgage Association (FNMA) totaling $2,185,000 and $3,014,000 as of December 31, 2010 and 2009, respectively.
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
The Company’s investment in the loan is allocated between the retained portion of the loan, the servicing asset, the interest-only (IO) strip, and the sold portion of the loan based on their relative fair values on the date the loan is sold. The gain on the sold portion of the loan is recognized as income at the time of sale. The carrying value of the retained portion of the loan is discounted based on the estimated value of a comparable non-guaranteed loan. The servicing asset is recognized and amortized over the estimated life of the related loan. Assets (accounted for as interest-only (IO) strips) are recorded at the fair value of the difference between note rates and rates paid to purchasers (the interest spread) and contractual servicing fees, if applicable. IO strips are carried at fair value with gains or losses recorded as a component of shareholders’ equity, similar to available-for-sale investment securities. Significant future prepayments of these loans will result in the recognition of additional amortization of related servicing assets and an adjustment to the carrying value of related IO strips.

PLUMAS BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
3.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)
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
The Company may not “carry over” or create a valuation allowance in the initial accounting for loans acquired under these circumstances. At December 31, 2010 and 2009, there were no such loans being accounted for under this policy.
Allowance for Loan Losses
The allowance for loan losses is an estimate of credit losses inherent in the Company’s loan portfolio that have been incurred as of the balance-sheet date. The allowance is established through a provision for loan losses which is charged to expense. Additions to the allowance are expected to maintain the adequacy of the total allowance after credit losses and loan growth. Credit exposures determined to be uncollectible are charged against the allowance. Cash received on previously charged off amounts is recorded as a recovery to the allowance. The overall allowance consists of two primary components, specific reserves related to impaired loans and general reserves for inherent losses related to loans that are not impaired.

PLUMAS BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
3.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)
Allowance for Loan Losses (Continued)
A loan is considered impaired when, based on current information and events, it is probable that the Company will be unable to collect all amounts due, including principal and interest, according to the contractual terms of the original agreement. Loans determined to be impaired are individually evaluated for impairment. When a loan is impaired, the Company measures impairment based on the present value of expected future cash flows discounted at the loan’s effective interest rate, except that as a practical expedient, it may measure impairment based on a loan’s observable market price, or the fair value of the collateral if the loan is collateral dependent. A loan is collateral dependent if the repayment of the loan is expected to be provided solely by the underlying collateral.
A restructuring of a debt constitutes a troubled debt restructuring (TDR) if the Company, for economic or legal reasons related to the debtor’s financial difficulties, grants a concession to the debtor that it would not otherwise consider. Restructured workout loans typically present an elevated level of credit risk as the borrowers are not able to perform according to the original contractual terms. Loans that are reported as TDRs are considered impaired and measured for impairment as described above.
The determination of the general reserve for loans that are not impaired is based on estimates made by management, to include, but not limited to, consideration of historical losses by portfolio segment, internal asset classifications, and qualitative factors to include economic trends in the Company’s service areas, industry experience and trends, geographic concentrations, estimated collateral values, the Company’s underwriting policies, the character of the loan portfolio, and probable losses inherent in the portfolio taken as a whole.
The Company’s maintains a separate allowance for each portfolio segment (loan type). These portfolio segments include commercial and industrial, agricultural, real estate construction (including land and development loans), commercial real estate mortgage, residential mortgage, home equity loans, installment loans, automobile loans and other loans primarily consisting of credit card receivables. The allowance for loan losses attributable to each portfolio segment, which includes both impaired loans and loans that are not impaired, is combined to determine the Company’s overall allowance, which is included on the consolidated balance sheet.
The Company assigns a risk rating to all loans and periodically performs detailed reviews of all such loans over a certain threshold to identify credit risks and to assess the overall collectability of the portfolio. These risk ratings are also subject to examination by independent specialists engaged by the Company and the Company’s regulators. During these internal reviews, management monitors and analyzes the financial condition of borrowers and guarantors, trends in the industries in which borrowers operate and the fair values of collateral securing these loans. These credit quality indicators are used to assign a risk rating to each individual loan. The risk ratings can be grouped into five major categories, defined as follows:
Pass — A pass loan is a strong credit with no existing or known potential weaknesses deserving of management’s close attention.

PLUMAS BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
3.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)
Allowance for Loan Losses (Continued)
Watch — A Watch loan has potential weaknesses that deserve management’s close attention. If left uncorrected, these potential weaknesses may result in deterioration of the repayment prospects for the loan or in the Company’s credit position at some future date. Watch loans are not adversely classified and do not expose the Company to sufficient risk to warrant adverse classification.
Substandard — A substandard loan is not adequately protected by the current sound worth and paying capacity of the borrower or the value of the collateral pledged, if any. Loans classified as substandard have a well-defined weakness or weaknesses that jeopardize the liquidation of the debt. Well defined weaknesses include a project’s lack of marketability, inadequate cash flow or collateral support, failure to complete construction on time or the project’s failure to fulfill economic expectations. They are characterized by the distinct possibility that the Company will sustain some loss if the deficiencies are not corrected.
Doubtful — Loans classified doubtful have all the weaknesses inherent in those classified as substandard with the added characteristic that the weaknesses make collection or liquidation in full, on the basis of currently known facts, conditions and values, highly questionable and improbable.
Loss — Loans classified as loss are considered uncollectible and charged off immediately.
The general reserve component of the allowance for loan losses also consists of reserve factors that are based on management’s assessment of the following for each portfolio segment: (1) historical losses and (2) other qualitative factors, including inherent credit risk. These reserve factors are inherently subjective and are driven by the repayment risk associated with each portfolio segment described below.
Commercial — Commercial loans generally possess a lower inherent risk of loss than real estate portfolio segments because these loans are generally underwritten to existing cash flows of operating businesses. Debt coverage is provided by business cash flows and economic trends influenced by unemployment rates and other key economic indicators are closely correlated to the credit quality of these loans.
Agricultural — Loans secured by crop production and livestock are especially vulnerable to two risk factors that are largely outside the control of Company and borrowers: commodity prices and weather conditions.
Real estate — Residential and Home Equity Lines of Credit —The degree of risk in residential real estate lending depends primarily on the loan amount in relation to collateral value, the interest rate and the borrower’s ability to repay in an orderly fashion. These loans generally possess a lower inherent risk of loss than other real estate portfolio segments. Economic trends determined by unemployment rates and other key economic indicators are closely correlated to the credit quality of these loans. Weak economic trends indicate that the borrowers’ capacity to repay their obligations may be deteriorating.

PLUMAS BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
3.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)
Allowance for Loan Losses (Continued)
Real estate — Commercial — Commercial real estate mortgage loans generally possess a higher inherent risk of loss than other real estate portfolio segments, except land and construction loans. Adverse economic developments or an overbuilt market impact commercial real estate projects and may result in troubled loans. Trends in vacancy rates of commercial properties impact the credit quality of these loans. High vacancy rates reduce operating revenues and the ability for properties to produce sufficient cash flow to service debt obligations.
Real estate — Construction and Land Development — Construction and land development loans generally possess a higher inherent risk of loss than other real estate portfolio segments. A major risk arises from the necessity to complete projects within specified cost and time lines. Trends in the construction industry significantly impact the credit quality of these loans, as demand drives construction activity. In addition, trends in real estate values significantly impact the credit quality of these loans, as property values determine the economic viability of construction projects.
Installment — An installment loan portfolio is usually comprised of a large number of small loans scheduled to be amortized over a specific period. Most installment loans are made directly for consumer purchases, but business loans granted for the purchase of heavy equipment or industrial vehicles may also be included. Economic trends determined by unemployment rates and other key economic indicators are closely correlated to the credit quality of these loans. Weak economic trends indicate that the borrowers’ capacity to repay their obligations may be deteriorating.
Other - Other loans primarily consist of automobile and credit card loans and are similar in nature to installment loans.
Although management believes the allowance to be adequate, ultimate losses may vary from its estimates. At least quarterly, the Board of Directors reviews the adequacy of the allowance, including consideration of the relative risks in the portfolio, current economic conditions and other factors. If the Board of Directors and management determine that changes are warranted based on those reviews, the allowance is adjusted. In addition, the Company’s primary regulators, the FDIC and California Department of Financial Institutions, as an integral part of their examination process, review the adequacy of the allowance. These regulatory agencies may require additions to the allowance based on their judgment about information available at the time of their examinations.

PLUMAS BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
3.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)
Allowance for Loan Losses (Continued)
The Company also maintains a separate allowance for off-balance-sheet commitments. Management estimates anticipated losses using historical data and utilization assumptions. The allowance totaled $141,000 at December 31, 2010 and 2009, respectively and is included in accrued interest payable and other liabilities in the consolidated balance sheet.
Other Real Estate
Other real estate relates to real estate acquired in full or partial settlement of loan obligations, which was $8,867,000 net of a valuation allowance of $4,188,000 at December 31, 2010 and $11,204,000 net of a valuation allowance of $5,066,000 at December 31, 2009. Proceeds from sales of other real estate totaled $3,462,000 and $1,992,000 for the years ended December 31, 2010 and 2009, respectively. For the year ended December 31, 2010 the Company recorded a gain on sale of other real estate of $43,000. This compares to a loss on sale of $158,000 during 2009. There were no sales of other real estate in 2008. When other real estate is acquired, any excess of the Bank’s recorded investment in the loan balance and accrued interest income over the estimated fair market value of the property less costs to sell is charged against the allowance for loan losses. A valuation allowance for losses on other real estate is maintained to provide for temporary declines in value. The allowance is established through a provision for losses on other real estate which is included in other expenses. Subsequent gains or losses on sales or write-downs resulting from permanent impairment are recorded in other income or expenses as incurred.
Intangible Assets
Intangible assets consist of core deposit intangibles related to branch acquisitions and are amortized using the straight-line method over ten years. The Company evaluates the recoverability and remaining useful life annually to determine whether events or circumstances warrant a revision to the intangible asset or the remaining period of amortization. There were no such events or circumstances in 2010 or 2009.
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

PLUMAS BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
3.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)
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
Interest expense and penalties associated with unrecognized tax benefits, if any, are classified as income tax expense in the consolidated statement of operations. There have been no significant changes to unrecognized tax benefits or accrued interest and penalties for the years ended December 31, 2010 and 2009.
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

PLUMAS BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
3.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)
Stock-Based Compensation
At December 31, 2010, the Company had two shareholder approved stock-based compensation plans, the Plumas Bank 2001 and 1991 Stock Option Plans (the “Plans”) which are described more fully in Note 12.
Compensation expense, net of related tax benefits, recorded in 2010, 2009 and 2008 totaled $53,000, $237,000 and $269,000 or $0.01, $0.05 and $0.06 per diluted share, respectively. Compensation expense is recognized over the vesting period on a straight line accounting basis.
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
The fair value of each option is estimated on the date of grant using the following assumptions.

2008
Expected life of stock options	5.2 years
Interest rate—stock options	2.98%
Volatility—stock options	25.3%
Dividend yields	2.61%
Weighted-average fair value of options granted during the year	$2.54
No options were granted during the years ended December 31, 2010 and 2009.

PLUMAS BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
3.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)
Adoption of New Financial Accounting Standards
Accounting for Transfers of Financial Assets
In June 2009, the Financial Accounting Standards Board (“FASB”) issued FASB Accounting Standards Update (“ASU”) 2009-16, Accounting for Transfers of Financial Assets (Statement 166), which amends previously issued accounting guidance to enhance accounting and reporting for transfers of financial assets, including securitizations or continuing exposure to the risks related to transferred financial assets. Prior to the issuance of Statement 166, transfers under participation agreements and other partial loan sales fell under the general guidance for transfers of financial assets. Statement 166 introduces a new definition for a participating interest along with the requirement for partial loan sales to meet the definition of a participating interest for sale treatment to occur. If a participation or other partial loan sale does not meet the definition, the portion sold should remain on the books and the proceeds recorded as a secured borrowing until the definition is met. Additionally, existing provisions that require the transferred assets to be isolated from the originating institution (transferor), that the transferor does not maintain effective control through certain agreements to repurchase or redeem the transferred assets and that the purchasing institution (transferee) has the right to pledge or exchange the assets acquired were retained. The new provisions became effective on January 1, 2010 and early adoption was not permitted. Under this new standard, the Company’s loan participations were not affected, but the Company deferred approximately $340,000 of gains and recorded $4,284,000 of secured borrowings related to the sale of a portion of certain loans as of December 31, 2010. These gains will be recognized when the warranty periods that precluded the sales from meeting the participating interest standard expire.
Fair Value Measurements
In January 2010, the FASB issued FASB ASU 2010-06, Improving Disclosures about Fair Value Measurements, which amends and clarifies existing standards to require additional disclosures regarding fair value measurements. Specifically, the standard requires disclosure of the amounts of significant transfers between Level 1 and Level 2 of the fair value hierarchy and the reasons for these transfers, the reasons for any transfers in or out of Level 3, and information in the reconciliation of recurring Level 3 measurements about purchases, sales, issuances and settlements on a gross basis. This standard clarifies that reporting entities are required to provide fair value measurement disclosures for each class of assets and liabilities—previously separate fair value disclosures were required for each major category of assets and liabilities. This standard also clarifies the requirement to disclose information about both the valuation techniques and inputs used in estimating Level 2 and Level 3 fair value measurements. Except for the requirement to disclose information about purchases, sales, issuances, and settlements in the reconciliation of recurring Level 3 measurements on a gross basis, these disclosures are effective for the year ended December 31, 2010. The requirement to separately disclose purchases, sales, issuances, and settlements of recurring Level 3 measurements becomes effective for the Company for the year beginning on January 1, 2011. The Company adopted this new accounting standard as of January 1, 2010 and the impact of adoption was not material to the consolidated financial statements.

PLUMAS BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
3.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)
Adoption of New Financial Accounting Standards (Continued)
Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses
In July 2010, the FASB issued FASB ASU 2010-20, Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses. ASU 2010-20 requires more robust and disaggregated disclosures about the credit quality of financing receivables (loans) and allowances for loan losses, including disclosure about credit quality indicators, past due information and modifications of finance receivables. The disclosures as of the end of a reporting period are effective for interim and annual reporting periods ending on and after December 15, 2010. The disclosures about activity that occurs during a reporting period are effective for interim and annual reporting periods beginning on or after December 15, 2010. The adoption of this guidance has significantly expanded disclosure requirements related to accounting policies and disclosures related to the allowance for loan losses but did not have an impact on the Company’s financial position, results of operation or cash flows.
4.	FAIR VALUE MEASUREMENTS
Fair Value of Financial Instruments
The estimated fair values of the Company’s financial instruments are as follows:

	December 31, 2010		December 31, 2009
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Financial assets:
Cash and cash equivalents	$64,628,000	$64,628,000	$59,493,000	$59,493,000
Investment securities	63,017,000	63,017,000	87,950,000	87,950,000
Loans	307,151,000	304,045,000	323,408,000	325,589,000
FHLB stock	2,188,000	2,188,000	1,933,000	1,933,000
Bank owned life insurance	10,463,000	10,463,000	10,111,000	10,111,000
Accrued interest receivable	1,784,000	1,784,000	2,487,000	2,487,000

Financial liabilities:
Deposits	$424,887,000	$425,009,000	$433,255,000	$433,311,000
Short-term borrowings			20,000,000	20,000,000
Long-term debt			20,000,000	19,817,000
Junior subordinated deferrable interest debentures	10,310,000	2,992,000	10,310,000	2,909,000
Accrued interest payable	623,000	623,000	476,000	476,000
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
The following methods and assumptions were used by management to estimate the fair value of its financial instruments at December 31, 2010 and December 31, 2009:
Cash and cash equivalents: For cash and cash equivalents, the carrying amount is estimated to be fair value.
Investment securities: For investment securities, fair values are based on quoted market prices, where available. If quoted market prices are not available, fair values are estimated using quoted market prices for similar securities and indications of value provided by brokers.

PLUMAS BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
4.	FAIR VALUE MEASUREMENTS (Continued)
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
FHLB stock: The carrying amount of FHLB stock approximates its fair value. This investment is carried at cost and is redeemable at par with certain restrictions.
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

PLUMAS BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
4.	FAIR VALUE MEASUREMENTS (Continued)
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
The Company measures fair value under the fair value hierarchy described below.
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
Management monitors the availability of observable market data to assess the appropriate classification of financial instruments within the fair value hierarchy. Changes in economic conditions or model-based valuation techniques may require the transfer of financial instruments from one fair value level to another. In such instances, the transfer is reported at the beginning of the reporting period.
Management evaluates the significance of transfers between levels based upon the nature of the financial instrument and size of the transfer relative to total assets, total liabilities or total earnings.

PLUMAS BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
4.	FAIR VALUE MEASUREMENTS (Continued)
The following tables present information about the Company’s assets and liabilities measured at fair value on a recurring and non recurring basis as of December 31, 2010 and December 31, 2009, and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value:
Assets and liabilities measured at fair value on a recurring basis are summarized below:

		Fair Value Measurements at December 31, 2010 Using
		Quoted Prices in
		Active Markets for	Significant Other	Significant
		Identical Assets	Observable Inputs	Unobservable
	Total Fair Value	(Level 1)	(Level 2)	Inputs (Level 3)

Assets:
U.S. Treasury securities	$1,032,000	$1,032,000
U.S. Government agencies	40,430,000	40,430,000
U.S. Government agencies collateralized by mortgage obligations	21,273,000		$21,273,000

Obligations of states and political subdivisions	282,000	282,000

	$63,017,000	$41,744,000	$21,273,000	$0

		Fair Value Measurements at December 31, 2009 Using
		Quoted Prices in
		Active Markets for	Significant Other	Significant
		Identical Assets	Observable Inputs	Unobservable
	Total Fair Value	(Level 1)	(Level 2)	Inputs (Level 3)

Assets:
U.S. Treasury securities	$1,052,000	$1,052,000
U.S. Government agencies	55,889,000	55,889,000
U.S. Government agencies collateralized by mortgage obligations	19,287,000		$19,287,000

Obligations of states and political subdivisions	11,722,000	11,722,000

	$87,950,000	$68,663,000	$19,287,000	$0

PLUMAS BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
4.	FAIR VALUE MEASUREMENTS (Continued)
The fair value of securities available-for-sale equals quoted market price, if available. If quoted market prices are not available, fair value is determined using quoted market prices for similar securities. There were no changes in the valuation techniques used during 2010 or 2009. Changes in fair market value are recorded in other comprehensive income.
Assets and liabilities measured at fair value on a non-recurring basis are summarized below:

		Fair Value Measurements at December 31, 2010 Using
		Quoted Prices in		Significant
		Active Markets for	Significant Other	Unobservable
		Identical Assets	Observable Inputs	Inputs	Total Gains
	Total Fair Value	(Level 1)	(Level 2)	(Level 3)	(Losses)

Assets:
Impaired loans	$13,521,000		$13,521,000		$(1,356,000)
Other real estate	8,867,000		8,867,000		(235,000)

	$22,388,000		$22,388,000		$(1,591,000)

		Fair Value Measurements at December 31, 2009 Using
		Quoted Prices in		Significant
		Active Markets for	Significant Other	Unobservable
		Identical Assets	Observable Inputs	Inputs	Total Gains
	Total Fair Value	(Level 1)	(Level 2)	(Level 3)	(Losses)

Assets:
Impaired loans	$9,435,000		$9,435,000		$(5,127,000)
Other real estate	11,204,000		11,204,000		(4,457,000)

	$20,639,000		$20,639,000		$(9,584,000)

The following methods were used to estimate the fair value of each class of assets above.
Impaired Loans: The fair value of impaired loans is based on the fair value of the collateral, if collateral dependent or the present value of the expected cash flows discounted at the loan’s effective rate for those loans not collateral dependent. If the Company determines that the value of an impaired loan is less than the recorded investment in the loan, the carrying value is adjusted through a charge-off recorded through the allowance for loan losses. Total losses of $1,356,000 and $5,127,000 represent impairment charges recognized during the years ended December 31, 2010 and 2009, respectively related to the above impaired loans. There were no changes in the valuation techniques used during 2010.

PLUMAS BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
4.	FAIR VALUE MEASUREMENTS (Continued)
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
5.	INVESTMENT SECURITIES
The amortized cost and estimated fair value of investment securities at December 31, 2010 and 2009 consisted of the following:
Available-for-Sale

	2010
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Debt securities:
U.S. Treasury securities	$1,025,000	$7,000		$1,032,000
U.S. Government agencies	40,662,000	58,000	$(290,000)	40,430,000
U.S. Government agencies collateralized by mortgage obligations	21,110,000	270,000	(107,000)	21,273,000
Obligations of states and political subdivisions	308,000		(26,000)	282,000

	$63,105,000	$335,000	$(423,000)	$63,017,000

Net unrealized losses on available-for-sale investment securities totaling $88,000 were recorded, net of $36,000 in tax benefit, as accumulated other comprehensive loss within shareholders’ equity at December 31, 2010. During the year ended December 31, 2010 the Company sold sixty-five available-for-sale securities for $40,902,000, recording a $1,160,000 gain on sale.

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

PLUMAS BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
5.	INVESTMENT SECURITIES (Continued)
Held-to-Maturity
There were no securities classified as held-to-maturity at December 31, 2010 or December 31, 2009. Related to a significant deterioration in creditworthiness, during 2009 we sold five held-to maturity securities for $943,000, recording a $9,000 gain on sale. At December 31, 2009 the Company transferred all of its obligations of states and political subdivisions from held-to-maturity to available-for-sale as it was determined that management no longer had the intent to hold these investments to maturity. At the time of the transfer these securities had an amortized cost of $11,387,000 and a fair value of $11,722,000. There were no sales or transfers of held-to-maturity investment securities during the years ended December 31, 2010 or 2008.
Investment securities with unrealized losses at December 31, 2010 and 2009 are summarized and classified according to the duration of the loss period as follows:

	Less than 12 Months
	Fair	Unrealized
December 31, 2010	Value	Losses

Debt securities:

U.S. Government agencies	$14,763,000	$290,000
U.S. Government agencies collateralized by mortgage obligations	13,205,000	107,000
Obligations of states and political subdivisions	282,000	26,000

	$28,250,000	$423,000

	Less than 12 Months
	Fair	Unrealized
December 31, 2009	Value	Losses

Debt securities:

U.S. Treasury securities	$1,052,000	$7,000
U.S. Government agencies	10,787,000	51,000
Obligations of states and political subdivisions	1,208,000	25,000

	$13,047,000	$83,000

There were no securities in a loss position for more than one year as of December 31, 2010 and 2009.

PLUMAS BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
5.	INVESTMENT SECURITIES (Continued)
At December 31, 2010, the Company held 63 securities of which 22 were in a loss position. Of the securities in a loss position, all were in a loss position for less than twelve months. Of the 22 securities 11 are U.S. government agencies, 9 are U.S. Government agencies collateralized by mortgage obligations and 2 are obligations of states and political subdivisions. The unrealized losses relate principally to market rate conditions. All of the securities continue to pay as scheduled. When analyzing an issuer’s financial condition, management considers the length of time and extent to which the market value has been less than cost; the historical and implied volatility of the security; the financial condition of the issuer of the security; and the Company’s intent and ability to hold the security to recovery. As of December 31, 2010, management does not have the intent to sell these securities nor does it believe it is more likely than not that it will be required to sell these securities before the recovery of its amortized cost basis. Based on the Company’s evaluation of the above and other relevant factors, the Company does not believe the securities that are in an unrealized loss position as of December 31, 2010 are other than temporarily impaired.
The amortized cost and estimated fair value of investment securities at December 31, 2010 by contractual maturity are shown below. Expected maturities will differ from contractual maturities because the issuers of the securities may have the right to call or prepay obligations with or without call or prepayment penalties.

	Estimated	Estimated
	Amortized	Fair
	Cost	Value
Within one year	$2,033,000	$2,044,000
After one year through five years	39,654,000	39,418,000
After five years through ten years	308,000	282,000

	41,995,000	41,744,000
Investment securities not due at a single maturity date:
Government-guaranteed mortgage-backed securities	21,110,000	21,273,000

	$63,105,000	$63,017,000

Investment securities with amortized costs totaling $36,828,000 and $72,154,000 and estimated fair values totaling $36,814,000 and $73,254,000 at December 31, 2010 and 2009, respectively, were pledged to secure deposits, including public deposits and treasury, tax and loan accounts.

PLUMAS BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
6.	LOANS AND THE ALLOWANCE FOR LOAN LOSSES
Outstanding loans are summarized below:

	December 31,
	2010	2009

Commercial	$33,433,000	$37,056,000
Agricultural	38,469,000	41,722,000
Real estate — residential	43,291,000	59,815,000
Real estate — commercial	119,222,000	101,582,000
Real estate — construction and land development	31,199,000	38,061,000
Equity lines of credit	36,946,000	34,814,000
Installment	2,879,000	3,334,000
Other	8,761,000	16,294,000

	314,200,000	332,678,000

Deferred loan costs, net	275,000	298,000
Allowance for loan losses	(7,324,000)	(9,568,000)

	$307,151,000	$323,408,000

Changes in the allowance for loan losses were as follows:

	Year Ended December 31,
	2010	2009	2008

Balance, beginning of year	$9,568,000	$7,224,000	$4,211,000
Provision charged to operations	5,500,000	14,500,000	4,600,000
Losses charged to allowance	(8,349,000)	(12,500,000)	(1,783,000)
Recoveries	605,000	344,000	196,000

Balance, end of year	$7,324,000	$9,568,000	$7,224,000

The recorded investment in impaired loans totaled $28,755,000 and $19,228,000 at December 31, 2010 and 2009, respectively. The Company had specific allowances for loan losses of $1,903,000 on impaired loans of $11,292,000 at December 31, 2010 as compared to specific allowances for loan losses of $4,281,000 on impaired loans of $13,716,000 at December 31, 2009. The average recorded investment in impaired loans for the years ended December 31, 2010, 2009 and 2008 was $20,833,000, $25,092,000 and $5,243,000, respectively. The Company recognized $608,000, $369,000 and $74,000 in interest income on a cash basis for impaired loans during the years ended December 31, 2010, 2009 and 2008, respectively.
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

PLUMAS BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
6.	LOANS AND THE ALLOWANCE FOR LOAN LOSSES (Continued)
At December 31, 2010 and 2009, nonaccrual loans totaled $25,313,000 and $14,263,000, respectively. Interest foregone on nonaccrual loans totaled $1,021,000, $568,000 and $576,000 for the years ended December 31, 2010, 2009 and 2008, respectively. Loans past due 90 days or more and on accrual status were $45,000 and $28,000 at December 31, 2010 and 2009, respectively.
Salaries and employee benefits totaling $638,000, $708,000 and $868,000 have been deferred as loan origination costs during the years ended December 31, 2010, 2009 and 2008, respectively.
The following table shows the loan portfolio allocated by management’s internal risk ratings at December 31, 2010 (amounts in thousands):

	Commercial Credit Exposure
	Credit Risk Profile by Internally Assigned Grade
			Real Estate —	Real Estate —
	Commercial	Agricultural	Residential	Commercial
Grade:
Pass	$28,923	$34,081	$39,194	$96,527
Watch	904	646	1,738	8,192
Substandard	3,606	3,742	2,295	14,503
Doubtful	—	—	64	—

Total	$33,433	$38,469	$43,291	$119,222

	Commercial Credit Exposure
	Credit Risk Profile by Internally Assigned Grade
	Real Estate —
	Construction	Equity LOC	Total
Grade:
Pass	$15,987	$34,787	$249,499
Watch	2,165	585	14,230
Substandard	12,982	1,502	38,630
Doubtful	65	72	201

Total	$31,199	$36,946	$302,560

	Consumer Credit Exposure
	Credit Risk Profile Based on Payment Activity
	Installment	Other	Total
Grade:
Performing	$2,830	$8,643	$11,473
Non-performing	49	118	167

Total	$2,879	$8,761	$11,640

PLUMAS BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
6.	LOANS AND THE ALLOWANCE FOR LOAN LOSSES (Continued)
The following table shows the allocation of the allowance for loan losses at and for the year ended December 31, 2010 by portfolio segment and by impairment methodology:

			Real Estate-	Real Estate-	Real Estate-
	Commercial	Agricultural	Residential	Commercial	Construction	Equity LOC	Installment	Other	Total

Allowance for Loan Losses

Ending balance	$760	$184	$632	$1,819	$3,011	$652	$66	$200	$7,324

Ending balance: individually evaluated for impairment	$22	$—	$121	$201	$1,479	$72	$8	$—	$1,903

Ending balance: collectively evaluated for impairment	$738	$184	$511	$1,618	$1,532	$580	$58	$200	$5,421

Loans

Ending balance	$33,433	$38,469	$43,291	$119,222	$31,199	$36,946	$2,879	$8,761	$314,200

Ending balance: individually evaluated for impairment	$2,706	$868	$3,870	$8,204	$11,501	$1,382	$106	$118	$28,755

Ending balance: collectively evaluated for impairment	$30,727	$37,601	$39,421	$111,018	$19,698	$35,564	$2,773	$8,643	$285,445

PLUMAS BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
6.	LOANS AND THE ALLOWANCE FOR LOAN LOSSES (Continued)
The following table shows an aging analysis of the loan portfolio by the time past due at December 31, 2010 (amounts in thousands):

	30-89 Days	90 Days and		Total
	Past Due	Still Accruing	Nonaccrual	Past Due	Current	Total
Commercial:
Commercial	$352	$—	$2,706	$3,058	$30,375	$33,433
Agricultural	272	—	868	1,140	37,329	38,469
Real estate — construction	136	—	9,797	9,933	21,266	31,199
Real estate	802	—	8,204	9,006	110,216	119,222
Residential:
Real estate	400	—	2,189	2,589	40,702	43,291
Equity LOC	494	—	1,382	1,876	35,070	36,946
Consumer:
Installment	56	—	49	105	2,774	2,879
Other	348	45	118	511	8,250	8,761

Total	$2,860	$45	$25,313	$28,218	$285,982	$314,200

The following table shows information related to impaired loans at and for the year ended December 31, 2010 (amounts in thousands):

		Unpaid		Average	Interest
	Recorded	Principal	Related	Recorded	Income
	Investment	Balance	Allowance	Investment	Recognized
With no related allowance recorded:
Commercial	$2,680	$3,018
Agricultural	868	1,109
Real estate — construction	4,151	5,169
Real estate	5,994	5,994
Real estate — residential	2,244	2,245
Equity Lines of Credit	1,310	1,310
Installment	98	98
Other	118	118
With an allowance recorded:
Commercial	26	26	$22
Agricultural	—	—	—
Real estate — construction	7,350	8,770	1,479
Real estate — mortgage	2,210	2,210	201
Real estate — residential	1,626	1,743	121
Equity Lines of Credit	72	72	72
Installment	8	8	8
Other	—	—	—
Total:
Commercial	2,706	3,044	22	$1,924	$11
Agricultural	868	1,109	—	1,454	102
Real estate — construction	11,501	13,939	1,479	8,440	100
Real estate — mortgage	8,204	8,204	201	7,516	261
Real estate — residential	3,870	3,988	121	750	121
Equity Lines of Credit	1,382	1,382	72	565	—
Installment	106	106	8	44	2
Other	118	118	—	140	11

Total	$28,755	$31,890	$1,903	$20,833	$608

PLUMAS BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
7.	PREMISES AND EQUIPMENT
Premises and equipment consisted of the following:

	December 31,
	2010	2009

Land	$2,628,000	$2,377,000
Premises	15,394,000	14,220,000
Furniture, equipment and leasehold improvements	9,810,000	10,108,000

	27,832,000	26,705,000
Less accumulated depreciation and amortization	(13,401,000)	(12,161,000)

	$14,431,000	$14,544,000

Depreciation and amortization included in occupancy and equipment expense totaled $1,521,000, $1,756,000 and $1,769,000 for the years ended December 31, 2010, 2009 and 2008, respectively.
8.	DEPOSITS
Interest-bearing deposits consisted of the following:

	December 31,
	2010	2009

Interest-bearing demand deposits	$100,000,000	$106,083,000
Money market	42,279,000	44,239,000
Savings	53,150,000	48,304,000
Time, $100,000 or more	52,104,000	55,003,000
Other time	65,552,000	67,668,000

	$313,085,000	$321,297,000

PLUMAS BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
8.	DEPOSITS (Continued)

At December 31, 2010, the scheduled maturities of time deposits were as follows:

Year Ending
December 31,

2011	$101,785,000
2012	12,885,000
2013	1,431,000
2014	1,106,000
2015	449,000

$117,656,000

At December 31, 2010, the contractual maturities of time deposits with a denomination of $100,000 and over were as follows: $14,558,000 in 3 months or less, $15,938,000 over 3 months through 6 months, $15,937,000 over 6 months through 12 months, and $5,671,000 over 12 months.

Deposit overdrafts reclassified as loan balances were $314,000 and $328,000 at December 31, 2010 and 2009, respectively.
9.	BORROWING ARRANGEMENTS

The Company is a member of the FHLB and can borrow up to $91,408,000 from the FHLB secured by commercial and residential mortgage loans with carrying values totaling $150,217,000. The Company is required to hold FHLB stock as a condition of membership. At December 31, 2010, the Company held $2,188,000 of FHLB stock which is recorded as a component of other assets. At this level of stock holdings the Company can borrow up to $46,561,000. To borrow the $91,408,000 in available credit the Company would need to purchase $2,108,000 in additional FHLB stock. In addition, the Company has the ability to secure advances through the Federal Reserve Bank of San Francisco discount window. These advances also must be collateralized.

Short-term borrowings at December 31, 2009 consisted of a $20,000,000 FHLB advance at 0.47% which matured and was repaid on January 19, 2010. Long-term borrowings at December 31, 2009 consisted of two $10,000,000 FHLB advances. The first advance was scheduled to mature on November 23, 2011 with an interest rate of 1.00%. The second advance was scheduled to mature on November 23, 2012 and had an interest rate of 1.60%. During July 2010 the Company prepaid the two long term advances incurring a $226,000 prepayment penalty. There were no borrowings outstanding at December 31, 2010.

PLUMAS BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
10.	JUNIOR SUBORDINATED DEFERRABLE INTEREST DEBENTURES

Plumas Statutory Trust I and II are Connecticut business trusts formed by the Company with capital of $275,000 and $152,000, respectively, for the sole purpose of issuing trust preferred securities fully and unconditionally guaranteed by the Company. Under applicable regulatory guidance, the amount of trust preferred securities that is eligible as Tier 1 capital is limited to twenty-five percent of the Company’s Tier 1 capital, as defined, on a pro forma basis. At December 31, 2010, all of the trust preferred securities that have been issued qualify as Tier 1 capital.

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

Trust I’s Subordinated Debentures mature on September 26, 2032, bear a current interest rate of 3.70% (based on 3-month LIBOR plus 3.40%), with repricing and payments due quarterly. Trust II’s Subordinated Debentures mature on September 28, 2035, bear a current interest rate of 1.78% (based on 3-month LIBOR plus 1.48%), with repricing and payments due quarterly. The Subordinated Debentures are redeemable by the Company, subject to receipt by the Company of prior approval from the Federal Reserve Board of Governors, on any quarterly anniversary date on or after the 5-year anniversary date of the issuance. The redemption price is par plus accrued and unpaid interest, except in the case of redemption under a special event which is defined in the debenture. The Trust Preferred Securities are subject to mandatory redemption to the extent of any early redemption of the Subordinated Debentures and upon maturity of the Subordinated Debentures on September 26, 2032 for Trust I and September 28, 2035 for Trust II.

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

PLUMAS BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
10.	JUNIOR SUBORDINATED DEFERRABLE INTEREST DEBENTURES (Continued)

Since the second quarter of 2010, the Company has deferred regularly scheduled quarterly interest payments on its outstanding junior subordinated debentures relating to its two trust preferred securities. While the Company has accrued for this obligation, it is currently deferring the interest payments on the junior subordinated debentures as permitted by the agreements. As of December 31, 2010, the amount of the arrearage on the payments on the subordinated debt associated with the trust preferred securities is $233,000.

Interest expense recognized by the Company for the years ended December 31, 2010, 2009 and 2008 related to the subordinated debentures was $312,000, $371,000 and $623,000, respectively.
11.	COMMITMENTS AND CONTINGENCIES
Leases
The Company has commitments for leasing premises under the terms of noncancelable operating leases expiring from 2010 to 2015. Future minimum lease payments are as follows:

Year Ending
December 31,

2011	$133,000
2012	128,000
2013	60,000
2014	37,000
2015	9,000

$367,000

Rental expense included in occupancy and equipment expense totaled $20,000, $317,000 and $347,000 for the years ended December 31, 2010, 2009 and 2008, respectively.
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

PLUMAS BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
11.	COMMITMENTS AND CONTINGENCIES (Continued)
The following financial instruments represent off-balance-sheet credit risk:

	December 31,
	2010	2009

Commitments to extend credit	$71,605,000	$67,258,000
Letters of credit	$164,000	$304,000

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

Letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loans to customers. The fair value of the liability related to these letters of credit, which represents the fees received for issuing the guarantees, was not significant at December 31, 2010 and 2009. The Company recognizes these fees as revenues over the term of the commitment or when the commitment is used.

At December 31, 2010, consumer loan commitments represent approximately 14% of total commitments and are generally unsecured. Commercial and agricultural loan commitments represent approximately 36% of total commitments and are generally secured by various assets of the borrower. Real estate loan commitments, including consumer home equity lines of credit, represent the remaining 50% of total commitments and are generally secured by property with a loan-to-value ratio not to exceed 80%. In addition, the majority of the Company’s commitments have variable interest rates.

Concentrations of Credit Risk

The Company grants real estate mortgage, real estate construction, commercial, agricultural and consumer loans to customers throughout Plumas, Nevada, Placer, Lassen, Sierra, Shasta and Modoc counties in California and Washoe county in Northern Nevada.

PLUMAS BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
11.	COMMITMENTS AND CONTINGENCIES (Continued)
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

12.	SHAREHOLDERS’ EQUITY
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

Dividends from the Bank to the Company are restricted under California law to the lesser of the Bank’s retained earnings or the Bank’s net income for the latest three fiscal years, less dividends previously declared during that period, or, with the approval of the Department of Financial Institutions (“DFI”), to the greater of the retained earnings of the Bank, the net income of the Bank for its last fiscal year, or the net income of the Bank for its current fiscal year. As of December 31, 2010, the bank was restricted, without prior approval from the DFI, from paying cash dividends to the Company. In addition the Company’s ability to pay dividends is subject to certain covenants contained in the indentures relating to the Trust Preferred Securities issued by the business trusts (see Note 10 for additional information related to the Trust Preferred Securities).

As describe below, dividends on common stock are also limited related to the Company’s participation in the Capital Purchase Program. Additionally, Plumas Bancorp was required by the Federal Reserve Bank of San Francisco (FRB) to obtain the FRB’s prior written consent before paying any dividends on its common stock or its Series A Preferred Stock, or making any payments on its trust preferred securities.

PLUMAS BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
12.	SHAREHOLDERS’ EQUITY (Continued)
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

During the second quarter of 2010, Plumas Bancorp, as required by the FRB, suspended quarterly cash dividend payments on its Series A Preferred Stock. While Plumas Bancorp has accrued for this obligation, it is currently in arrears in the amount of $449,000 with the dividend payments on the Series A Preferred Stock as of December 31, 2010.

PLUMAS BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
12.	SHAREHOLDERS’ EQUITY (Continued)
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

	For the Year Ended December 31,
(In thousands, except per share data)	2010	2009	2008
Net Income (loss):
Net income (loss)	$971	$(9,146)	$304
Dividends accrued and discount accreted on preferred shares	(684)	(628)	—

Net income (loss) available to common shareholders	$287	$(9,774)	$304

Earnings (loss) Per Share:
Basic earnings (loss) per share	$0.06	$(2.05)	$0.06
Diluted earnings (loss) per share	$0.06	$(2.05)	$0.06
Weighted Average Number of Shares Outstanding:
Basic shares	4,776	4,776	4,817
Diluted shares	4,776	4,776	4,835
Included in diluted shares were dilutive stock options totaling 18,022 for the year ended December 31, 2008.

Shares of common stock issuable under stock options for which the exercise prices were greater than the average market prices were not included in the computation of diluted earnings per share due to their antidilutive effect. When a net loss occurs, no difference in earnings per share is calculated because the conversion of potential common stock is anti-dilutive. Stock options not included in the computation of diluted earnings per share, due to shares not being in the-money and having an antidilutive effect, were 312,000 and 394,000 for the years ended December 31, 2010 and 2008, respectively.

PLUMAS BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
12.	SHAREHOLDERS’ EQUITY (Continued)
Stock Options

In 2001 and 1991, the Company established Stock Option Plans for which 873,185 shares of common stock remain reserved for issuance to employees and directors and 561,155 shares are available for future grants under incentive and nonstatutory agreements as of December 31, 2010. The Plans require that the option price may not be less than the fair market value of the stock at the date the option is granted, and that the stock must be paid in full at the time the option is exercised. Payment in full for the option price must be made in cash or with Company common stock previously acquired by the optionee and held by the optionee for a period of at least six months. The Plans do not provide for the settlement of awards in cash and new shares are issued upon option exercise. The options expire on dates determined by the Board of Directors, but not later than ten years from the date of grant. Upon grant, options vest ratably over a three to five year period. A summary of the combined activity within the Plans follows:

			Weighted
		Weighted	Average
		Average	Remaining
		Exercise	Contractual
	Shares	Price	Term	Intrinsic Value

Options outstanding at January 1, 2008	395,772	$13.37
Options granted	90,300	12.40
Options exercised	(12,476)	5.38
Options cancelled	(6,640)	14.30

Options outstanding at December 31, 2008	466,956	$13.38
Options exercised	(1,000)	5.43
Options cancelled	(61,990)	12.38

Options outstanding at December 31, 2009	403,966	$13.56
Options cancelled	(91,936)	14.05

Options outstanding at December 31, 2010	312,030	$13.41	3.7	$—

Options exercisable at December 31, 2010	255,437	$13.24	3.4	$—
Expected to vest after December 31, 2010	49,219	$14.19	4.8	$—

As of December 31, 2010, there was $72,000 of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the 2001 Plan. That cost is expected to be recognized over a weighted average period of 0.8 years.

The total fair value of options vested was $210,000 for the year ended December 31, 2010. The total intrinsic value of options at time of exercise was $1,000 and $56,000 for the years ended December 31, 2009 and 2008, respectively.

Cash received from option exercise for the years ended December 31, 2009 and 2008 was $5,000 and $68,000, respectively. There was no tax benefit realized for the tax deduction from options exercised in 2009 or 2008.

PLUMAS BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
12.	SHAREHOLDERS’ EQUITY (Continued)
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

The Bank is also subject to additional capital guidelines under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain total risk-based, Tier 1 risk-based and Tier 1 leverage ratios as set forth in the table on the following page and cannot be subject to a written agreement, order or capital directive issued by the FDIC. As a result of a regulatory examination in 2010, the Bank also became subject to Tier 1 leverage ratio of 9% and will become subject to a 10% Tier 1 leverage ratio and 13% total risk-based ratio under the Order described in Note 2. At December 31, 2010, the Tier 1 leverage ratio was 8.9% and the total risk-based capitol ratio was 14.0%.

PLUMAS BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
12.	SHAREHOLDERS’ EQUITY (Continued)
Regulatory Capital (Continued)

	December 31,
	2010		2009
	Amount	Ratio	Amount	Ratio
Leverage Ratio

Plumas Bancorp and Subsidiary	$42,994,000	8.9%	$40,564,000	7.9%
Minimum regulatory requirement	$19,361,000	4.0%	$20,652,000	4.0%

Plumas Bank	$43,262,000	8.9%	$38,172,000	7.4%
Minimum requirement for “Well- Capitalized” institution under the prompt corrective action plan	$24,190,000	5.0%	$25,848,000	5.0%
Minimum regulatory requirement	$19,352,000	4.0%	$20,678,000	4.0%

Tier 1 Risk-Based Capital Ratio

Plumas Bancorp and Subsidiary	$42,994,000	12.7%	$40,564,000	10.4%
Minimum regulatory requirement	$13,570,000	4.0%	$15,641,000	4.0%

Plumas Bank	$43,262,000	12.8%	$38,172,000	9.8%
Minimum requirement for “Well- Capitalized” institution under the prompt corrective action plan	$20,342,000	6.0%	$23,433,000	6.0%
Minimum regulatory requirement	$13,561,000	4.0%	$15,622,000	4.0%

Total Risk-Based Capital Ratio

Plumas Bancorp and Subsidiary	$47,274,000	13.9%	$45,512,000	11.6%
Minimum regulatory requirement	$27,140,000	8.0%	$31,281,000	8.0%

Plumas Bank	$47,539,000	14.0%	$43,113,000	11.0%
Minimum requirement for “Well- Capitalized” institution under the prompt corrective action plan	$33,903,000	10.0%	$39,056,000	10.0%
Minimum regulatory requirement	$27,123,000	8.0%	$31,244,000	8.0%

PLUMAS BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
13.	OTHER EXPENSES
Other expenses consisted of the following:

	Year Ended December 31,
	2010	2009	2008

Outside service fees	$1,212,000	$990,000	$803,000
FDIC Insurance	1,009,000	1,125,000	258,000
Professional fees	587,000	789,000	688,000
OREO expenses	573,000	370,000	175,000
Telephone and data communications	338,000	392,000	400,000
Loan collection expenses	261,000	399,000	205,000
Advertising and promotion	252,000	327,000	448,000
Business development	250,000	333,000	467,000
Armored car and courier	239,000	281,000	289,000
Director compensation and retirement	233,000	293,000	323,000
Insurance	218,000	142,000	235,000
Postage	207,000	207,000	208,000
Core deposit intangible amortization	173,000	173,000	216,000
Stationery and supplies	145,000	183,000	236,000
(Gain) loss on sale of other real estate	(43,000)	158,000
Other operating expenses	396,000	579,000	184,000

	$6,050,000	$6,741,000	$5,135,000

14.	INCOME TAXES
The provision for (benefit from) income taxes for the years ended December 31, 2010, 2009 and 2008 consisted of the following:

	Federal	State	Total
2010

Current		$4,000	$4,000
Deferred	$277,000	108,000	385,000

Provision for income taxes	$277,000	$112,000	$389,000

	Federal	State	Total
2009

Current	$(2,803,000)	$(120,000)	$(2,923,000)
Deferred	(2,122,000)	(1,730,000)	(3,852,000)

Benefit from income taxes	$(4,925,000)	$(1,850,000)	$(6,775,000)

PLUMAS BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
14.	INCOME TAXES (Continued)

	Federal	State	Total
2008

Current	$788,000	$459,000	$1,247,000
Deferred	(1,002,000)	(457,000)	(1,459,000)

(Benefit from) provision for Income taxes	$(214,000)	$2,000	$(212,000)

Deferred tax assets (liabilities) consisted of the following:

	December 31,
	2010	2009
Deferred tax assets:

Allowance for loan losses	$1,490,000	$2,838,000
Net operating loss carryovers	2,418,000	1,353,000
Deferred compensation	1,614,000	1,588,000
Core deposit premium	255,000	266,000
OREO valuation allowance	1,723,000	2,066,000
Other	521,000	427,000

Total deferred tax assets	8,021,000	8,538,000

Deferred tax liabilities:

Prepaid costs	(104,000)	(95,000)
Deferred loan costs	(739,000)	(782,000)
Premises and equipment		(135,000)
Unrealized gain on available-for-sale investment securities		(437,000)
Other	(174,000)	(173,000)

Total deferred tax liabilities	(1,017,000)	(1,622,000)

Net deferred tax assets	$7,004,000	$6,916,000

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

PLUMAS BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
14.	INCOME TAXES (Continued)
As part of its analysis, the Company considered the following positive evidence:
•
The Company’s 2009 net loss was largely attributable to losses on its Construction and Land Development portfolio that represented approximately 80% of net charge-offs during the year ended December 31, 2009. This portfolio has significantly decreased during the last two years and the Company is not growing the portfolio.

•
The Company’s 2009 net loss was also attributable to large write-downs in Construction and Land Development real estate owned which represented the majority of its provision for losses on other real estate during 2009. During 2010 other real estate write-downs decreased by $4.4 million from $4.8 million during the year ended December 31, 2009 to $356 thousand during 2010.

•	The Company has a long history of earnings profitability.
•	The Company was profitable in 2010 and is projecting future taxable and book income will be generated by operations.
•	The size of loan credits in the Company’s pipeline of potential problem loans has significantly decreased.
•	The Company does not have a history of net operating losses or tax credits expiring unused.
As part of its analysis, the Company considered the following negative evidence:
•	The Company recorded a large net loss in 2009 and is in a cumulative loss position for the current and preceding two years.
Based upon our analysis of available evidence, we have determined that it is “more likely than not” that all of our deferred income tax assets as of December 31, 2010 and 2009 will be fully realized and therefore no valuation allowance was recorded. On the consolidated balance sheet, net deferred tax assets are included in accrued interest receivable and other assets.
The provision for income taxes differs from amounts computed by applying the statutory Federal income tax rate to operating income before income taxes. The significant items comprising these differences consisted of the following:

	2010	2009	2008

Federal income tax, at statutory rate	34.0%	34.0%	34.0%
State franchise tax, net of Federal tax effect	5.5%	7.0%	1.7%
Interest on obligations of states and political subdivisions	(4.4)%	1.3%	(256.3)%
Net increase in cash surrender value of bank owned life insurance	(8.8)%	0.8%	(125.1)%
Other	2.3%	(0.5)%	114.7%

Effective tax rate	28.6%	42.6%	(231.0)%

PLUMAS BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
14.	INCOME TAXES (Continued)
The Company and its subsidiary file income tax returns in the U.S. federal and California jurisdictions. The Company conducts all of its business activities in the States of California and Nevada. There are currently no pending U.S. federal, state, and local income tax or non-U.S. income tax examinations by tax authorities.
With few exceptions, the Company is no longer subject to tax examinations by U.S. Federal taxing authorities for years ended before December 31, 2007, and by state and local taxing authorities for years ended before December 31, 2006.
The unrecognized tax benefits and changes therein and the interest and penalties accrued by the Company as of December 31, 2010 were not significant.
15.	RELATED PARTY TRANSACTIONS
During the normal course of business, the Company enters into transactions with related parties, including executive officers and directors. These transactions include borrowings with substantially the same terms, including rates and collateral, as loans to unrelated parties. The following is a summary of the aggregate activity involving related party borrowers during 2010:

Balance, January 1, 2010	$1,370,000

Disbursements	12,000
Amounts repaid	(367,000)

Balance, December 31, 2010	$1,015,000

Undisbursed commitments to related parties, December 31, 2010	$194,000

16.	EMPLOYEE BENEFIT PLANS
Profit Sharing Plan
The Plumas Bank Profit Sharing Plan commenced April 1, 1988 and is available to employees meeting certain service requirements. Under the Plan, employees are able to defer a selected percentage of their annual compensation. Included under the Plan’s investment options is the option to invest in Company stock. The Company’s contribution consists of the following:
•
For the years ended December 31, 2009 and 2008 and the three months ended March 31, 2010 a contribution which matches the participant’s contribution, up to a maximum of 3% of the employee’s compensation. No contribution was made for the nine months ended December 31, 2010.

•	An additional discretionary contribution. No discretionary contribution was made for the years ended December 31, 2010, 2009 and 2008.

PLUMAS BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
16.	EMPLOYEE BENEFIT PLANS (Continued)
Profit Sharing Plan (Continued)
During the years ended December 31, 2010, 2009 and 2008, the Company’s contribution totaled $41,000, $213,000 and $206,000, respectively.
Salary Continuation and Retirement Agreements
Salary continuation and retirement agreements are in place for three key executives and seven members of the Board of Directors. Under these agreements, the directors and executives will receive monthly payments for twelve to fifteen years, respectively, after retirement. The estimated present value of these future benefits is accrued over the period from the effective dates of the agreements until the participants’ expected retirement dates based on a discount rate of 6.00%. The expense recognized under these plans for the years ended December 31, 2010, 2009 and 2008 totaled $342,000, $330,000 and $238,000, respectively. Accrued compensation payable under the salary continuation plan totaled $3,613,000 and $3,483,000 at December 31, 2010 and 2009, respectively.
In connection with these agreements, the Bank purchased single premium life insurance policies with cash surrender values totaling $10,463,000 and $10,111,000 at December 31, 2010 and 2009, respectively. Income earned on these policies, net of expenses, totaled $352,000, $345,000 and $338,000 for the years ended December 31, 2010, 2009 and 2008, respectively.
17.	COMPREHENSIVE INCOME (LOSS)

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

PLUMAS BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
17.	COMPREHENSIVE INCOME (LOSS) (Continued)
At December 31, 2010, 2009 and 2008, the Company held securities classified as available-for-sale which had unrealized gains as follows:

		Tax
	Before	Benefit	After
	Tax	(Expense)	Tax
For the Year Ended December 31, 2010
Total other comprehensive loss:
Unrealized holding gains	$12,000	$(5,000)	$7,000
Reclassification adjustment for gains included in net income	(1,160,000)	479,000	(681,000)

Total other comprehensive loss	$(1,148,000)	$474,000	$(674,000)

For the Year Ended December 31, 2009
Total other comprehensive income:
Unrealized gains on securities transferred from held-to-maturity to available for-sale	$335,000	$(138,000)	$197,000
Unrealized holding gains	184,000	(75,000)	109,000
Reclassification adjustment for gains included in net loss	(10,000)	—	(10,000)

Total other comprehensive income	$509,000	$(213,000)	$296,000

For the Year Ended December 31, 2008
Total other comprehensive income:
Unrealized holding gains	$1,138,000	$(470,000)	$668,000
Reclassification adjustment for impairment loss included in net income	(415,000)	171,000	(244,000)

Total other comprehensive income	$723,000	$(299,000)	$424,000

18.	INTANGIBLE ASSETS
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
At December 31, 2010, 2009 and 2008, no impairment of the intangible asset has been recognized in the consolidated financial statements. Amortization expense totaled $173,000, $173,000 and $216,000 for the years ended December 31, 2010, 2009 and 2008, respectively.

PLUMAS BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
18.	INTANGIBLE ASSETS (Continued)
The gross carrying amount of intangible assets and accumulated amortization was:

	December 31, 2010		December 31, 2009
	Gross Carrying	Accumulated	Gross Carrying	Accumulated
	Amount	Amortization	Amount	Amortization
Core Deposit Intangibles	$1,709,000	$1,234,000	$1,709,000	$1,061,000
The estimated remaining intangible amortization is as follows:

Year Ending
December 31,
2011	$173,000
2012	173,000
2013	129,000

$475,000

PLUMAS BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
19.	PARENT ONLY CONDENSED FINANCIAL STATEMENTS
CONDENSED BALANCE SHEET
December 31, 2010 and 2009

	2010	2009
ASSETS
Cash and cash equivalents	$626,000	$3,710,000
Investment in bank subsidiary	47,399,000	44,734,000
Other assets	1,071,000	452,000

Total assets	$49,096,000	$48,896,000

LIABILITIES AND SHAREHOLDERS’ EQUITY

Other liabilities	$798,000	$355,000
Junior subordinated deferrable interest debentures	10,310,000	10,310,000

Total liabilities	11,108,000	10,665,000

Shareholders’ equity:
Preferred stock	11,682,000	11,595,000
Common stock	6,027,000	5,970,000
Retained earnings	20,331,000	20,044,000
Accumulated other comprehensive (loss) income	(52,000)	622,000

Total shareholders’ equity	37,988,000	38,231,000

Total liabilities and shareholders’ equity	$49,096,000	$48,896,000

CONDENSED STATEMENT OF OPERATIONS
For the Years Ended December 31, 2010, 2009 and 2008

	2010	2009	2008

Income:
Dividends declared by bank subsidiary	$—	$—	$3,000,000
Earnings from investment in Plumas Statutory Trusts I and II	9,000	11,000	19,000

Total income	9,000	11,000	3,019,000

Expenses:
Interest on junior subordinated deferrable interest debentures	312,000	371,000	623,000
Other expenses	242,000	808,000	730,000

Total expenses	554,000	1,179,000	1,353,000

Income (loss) before equity in undistributed income of subsidiary	(545,000)	(1,168,000)	1,666,000

Equity in undistributed income (loss) of subsidiary	1,292,000	(8,452,000)	(1,911,000)

Income (loss) before income taxes	747,000	(9,620,000)	(245,000)

Income tax benefit	224,000	474,000	549,000

Net income (loss)	$971,000	$(9,146,000)	$304,000

PLUMAS BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
19.	PARENT ONLY CONDENSED FINANCIAL STATEMENTS (Continued)
CONDENSED STATEMENT OF CASH FLOWS
For the Years Ended December 31, 2010, 2009 and 2008

	2010	2009	2008
Cash flows from operating activities:
Net income (loss)	$971,000	$(9,146,000)	$304,000
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Undistributed (income) loss of subsidiary	(1,292,000)	8,452,000	1,911,000
Stock-based compensation expense	10,000	47,000	58,000
(Increase) decrease in other assets	(619,000)	124,000	(35,000)
Increase in other liabilities	(4,000)	115,000	28,000

Net cash (used in) provided by operating activities	(934,000)	(408,000)	2,266,000

Cash flows from investing activities:
Investment in bank subsidiary	(2,000,000)	(8,000,000)

Net cash used in investing activities	(2,000,000)	(8,000,000)	—

Cash flows from financing activities:
Payment of cash dividends on common stock			(1,153,000)
Payment of cash dividends on preferred stock	(150,000)	(473,000)
Issuance of preferred stock, net of discount		11,517,000
Issuance of common stock warrant		407,000
Proceeds from the exercise of stock options		5,000	68,000
Repurchase and retirement of common stock			(1,217,000)

Net cash (used in) provided by financing activities	(150,000)	11,456,000	(2,302,000)

(Decrease) increase in cash and cash equivalents	(3,084,000)	3,048,000	(36,000)

Cash and cash equivalents at beginning of year	3,710,000	662,000	698,000

Cash and cash equivalents at end of year	$626,000	$3,710,000	$662,000

Non-cash investing activities:
Net change in unrealized gain/loss on investment securities available-for-sale	$(674,000)	$305,000	$424,000

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.

ITEM 9A.	CONTROLS AND PROCEDURES
As of the end of the period covered by this report, we conducted an evaluation, under the supervision and with the participation of our Interim Chief Executive Officer and Interim Chief Financial Officer, of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). Based on this evaluation, our Interim Chief Executive Officer and Interim Chief Financial Officer concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. There was no change in our internal control over financial reporting during our most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
REPORT OF MANAGEMENT ON INTERNAL CONTROL OVER FINANCIAL REPORTING
The management of Plumas Bancorp and subsidiary (the “Company”), is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934.
Management, including the undersigned Interim Chief Executive Officer and Interim Chief Financial Officer, assessed the effectiveness of our internal control over financial reporting presented in conformity with accounting principles generally accepted in the United States of America as of December 31, 2010. In conducting its assessment, management used the criteria established by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control — Integrated Framework. Based on this assessment, management concluded that, as of December 31, 2010, our internal control over financial reporting was effective based on those criteria.
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

/s/ Andrew J. Ryback Andrew J. Ryback
Interim President and Chief Executive Officer

/s/ Richard L. Belstock Richard L. Belstock
Senior Vice President and Interim Chief Financial Officer
Dated March 23, 2011

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
PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a) Exhibits
The following documents are included or incorporated by reference in this Annual Report on Form 10K.

3.1	Articles of Incorporation as amended of Registrant included as exhibit 3.1 to the Registrant’s Form S-4, File No. 333-84534, which is incorporated by reference herein.

3.2	Bylaws of Registrant as amended on March 16, 2011.

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

10.71	Consent Order issued by the FDIC and CDFI to Plumas Bank on March 18, 2011, is included as Exhibit 10.1 of the Registrant’s 8-K filed on March 21, 2011, which is incorporated by this reference herein.

10.72
Stipulation and Consent to the Issuance of Consent Order among Plumas Bank and the FDIC entered into on March 16, 2011, is included as Exhibit 10.2 of the Registrant’s 8-K filed on March 21, 2011, which is incorporated by this reference herein.

11
Computation of per share earnings appears in the attached 10-K under Item 8 Financial Statements Plumas Bancorp and Subsidiary Notes to Consolidated Financial Statements as Footnote 12 — Shareholders’ Equity.

21.01	Plumas Bank — California.

21.02	Plumas Statutory Trust I — Connecticut.

21.03	Plumas Statutory Trust II — Connecticut.

23	Independent Registered Public Accountant’s Consent letter dated March 23, 2011

31.1	Rule 13a-14(a) [Section 302] Certification of Principal Financial Officer dated March 23, 2011

31.2	Rule 13a-14(a) [Section 302] Certification of Principal Executive Officer dated March 23, 2011

32.1	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 dated March 23, 2011.

32.2	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 dated March 23, 2011.

99.1	Certification of Chief Executive Officer pursuant to Section 111(b)(4) of the Emergency Economic Stabilization Act of 2008 dated March 23, 2011.

99.2	Certification of Chief Financial Officer pursuant to Section 111(b)(4) of the Emergency Economic Stabilization Act of 2008 dated March 23, 2011.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
PLUMAS BANCORP
(Registrant)
Date: March 23, 2011

/s/ ANDREW J. RYBACK
Andrew J. Ryback
Interim President and Chief Executive Officer

/s/ RICHARD L. BELSTOCK
Richard L. Belstock
Senior Vice President and Interim Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

/s/ DANIEL E. WEST Daniel E. West, Director and Chairman of the Board	Dated: March 23, 2011

/s/ TERRANCE J. REESON Terrance J. Reeson, Director and Vice Chairman of the Board	Dated: March 23, 2011

/s/ ALVIN G. BLICKENSTAFF Alvin G. Blickenstaff, Director	Dated: March 23, 2011

/s/ W. E. ELLIOTT William E. Elliott, Director	Dated: March 23, 2011

/s/ GERALD W. FLETCHER Gerald W. Fletcher, Director	Dated: March 23, 2011

/s/ JOHN FLOURNOY John Flournoy, Director	Dated: March 23, 2011

/s/ ARTHUR C. GROHS Arthur C. Grohs, Director	Dated: March 23, 2011

/s/ ROBERT J. MCCLINTOCK Robert J. McClintock, Director	Dated: March 23, 2011