Form 10-Q
period 2011-03-31
PLUMAS BANCORP
filed 2011-05-05
CIK 1168455

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED March 31, 2011

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of April 29, 2011. 4,776,339 shares

PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
PLUMAS BANCORP
CONDENSED CONSOLIDATED BALANCE SHEET
(Unaudited)
(In thousands, except share data)

	March 31,	December 31,
	2011	2010

Assets
Cash and cash equivalents	$59,720	$64,628
Investment securities	64,355	63,017
Loans, less allowance for loan losses of $8,759 at March 31, 2011 and $7,324 at December 31, 2010	295,902	307,151
Premises and equipment, net	14,183	14,431
Bank owned life insurance	10,555	10,463
Real estate and vehicles acquired through foreclosure	9,095	8,884
Accrued interest receivable and other assets	15,893	15,906

Total assets	$469,703	$484,480

Liabilities and Shareholders’ Equity

Deposits:
Non-interest bearing	$110,791	$111,802
Interest bearing	304,134	313,085

Total deposits	414,925	424,887
Accrued interest payable and other liabilities	5,897	11,295
Junior subordinated deferrable interest debentures	10,310	10,310

Total liabilities	431,132	446,492

Commitments and contingencies (Note 6)	—	—

Shareholders’ equity:
Serial preferred stock, no par value; 10,000,000 shares authorized; 11,949 issued and outstanding at March 31, 2011 and December 31, 2010	11,703	11,682
Common stock, no par value; 22,500,000 shares authorized; issued and outstanding — 4,776,339 shares at March 31, 2011 and December 31, 2010	5,944	6,027
Retained earnings	21,057	20,331
Accumulated other comprehensive loss	(133)	(52)

Total shareholders’ equity	38,571	37,988

Total liabilities and shareholders’ equity	$469,703	$484,480

See notes to unaudited condensed consolidated financial statements.

PLUMAS BANCORP
CONDENSED CONSOLIDATED STATEMENT OF INCOME
(Unaudited)
(In thousands, except per share data)

	For the Three Months
	Ended March 31,
	2011	2010
Interest Income:
Interest and fees on loans	$4,382	$4,769
Interest on investment securities:
Taxable	351	507
Exempt from Federal income taxes	4	107
Other	29	5

Total interest income	4,766	5,388

Interest Expense:
Interest on deposits	500	788
Interest on borrowings	—	69
Interest on junior subordinated deferrable interest debentures	76	74
Other	10	1

Total interest expense	586	932

Net interest income before provision for loan losses	4,180	4,456
Provision for Loan Losses	1,700	1,500

Net interest income after provision for loan losses	2,480	2,956
Non-Interest Income:
Service charges	828	898
Gain on sale of loans	722	—
Earnings on Bank owned life insurance policies	117	109
Gain on sale of investments	165	570
Other	195	210

Total non-interest income	2,027	1,787
Non-Interest Expenses:
Salaries and employee benefits	2,371	2,549
Occupancy and equipment	805	713
Other	1,072	1,448

Total non-interest expenses	4,248	4,710

Income before provision (benefit) for income taxes	259	33
Provision (Benefit) for Income Taxes	36	(101)

Net income	$223	$134

Preferred Stock Dividends and Discount Accretion	(171)	(171)

Net income (loss) available to common shareholders	$52	$(37)

Basic income (loss) per common share	$0.01	$(0.01)

Diluted income (loss) per common share	$0.01	$(0.01)

See notes to unaudited condensed consolidated financial statements.

PLUMAS BANCORP
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited)
(In thousands)

	For the Three Months
	Ended March 31,
	2011	2010
Cash Flows from Operating Activities:
Net income	$223	$134
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	1,700	1,500
Change in deferred loan origination costs/fees, net	(89)	(45)
Depreciation and amortization	371	442
Stock-based compensation expense	(83)	(72)
Amortization of investment security premiums	113	159
Accretion of investment security discounts	(5)	(58)
Net loss on sale of other real estate	—	19
Gain on sale of investments	(165)	(570)
Gain on sale of loans held for sale	(722)	—
Loans originated for sale	(4,915)	(3,271)
Proceeds from secured borrowing	—	3,446
Proceeds from loan sales	5,238	—
Net gain on sale of other vehicles owned	—	(3)
Benefit from change in OREO valuation	(400)	—
Earnings on bank-owned life insurance policies	(92)	(86)
Decrease in accrued interest receivable and other assets	140	945
Decrease in accrued interest payable and other liabilities	(590)	(423)

Net cash provided by operating activities	724	2,117

Cash Flows from Investing Activities:
Proceeds from matured and called available-for-sale investment securities	7,000	7,245
Proceeds from principal repayments from available-for-sale government-guaranteed mortgage-backed securities	1,845	1,897
Purchases of available-for-sale securities	(14,185)	(1,100)
Proceeds from sale of available-for-sale securities	3,921	14,540
Net decrease in loans	5,463	5,716
Proceeds from sale of other real estate	334	1,436
Proceeds from sale of other vehicles	7	34
Purchase of premises and equipment	(55)	(1,053)

Net cash provided by investing activities	4,330	28,715

Continued on next page.

PLUMAS BANCORP
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited)
(In thousands)
(Continued)

	For the Three Months
	Ended March 31,
	2011	2010
Cash Flows from Financing Activities:
Net decrease in demand, interest bearing and savings deposits	$(1,428)	$(8,042)
Net (decrease) increase in time deposits	(8,534)	6,778
Net decrease in short-term borrowings	—	(20,000)
Payment of cash dividends on preferred stock	—	(150)

Net cash used in financing activities	(9,962)	(21,414)

(Decrease) increase in cash and cash equivalents	(4,908)	9,418
Cash and Cash Equivalents at Beginning of Year	64,628	59,493

Cash and Cash Equivalents at End of Period	$59,720	$68,911

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:
Interest expense	$586	$897
Income taxes	$—	$—

Non-Cash Investing Activities:
Real estate and vehicles acquired through foreclosure	$152	$1,148
Net change in unrealized gain/loss on available-for-sale securities	$(81)	$(190)

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
The Bank’s deposits are insured by the Federal Deposit Insurance Corporation (FDIC) up to applicable legal limits. The Bank participated in the Federal Deposit Insurance Corporation (FDIC) Transaction Account Guarantee Program. Under the program, through December 31, 2010, all noninterest-bearing transaction accounts were fully guaranteed by the FDIC for the entire amount in the account. On July 21, 2010, President Barack Obama signed the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”), which, in part, permanently raises the current standard maximum deposit insurance amount to $250,000. Amendments related to the enactment of the Dodd-Frank Act now provide full deposit insurance coverage for noninterest bearing deposit transaction accounts beginning December 31, 2010 for an additional two year period.
2. REGULATORY MATTERS
Effective March 16, 2011, in connection with the Bank’s regularly scheduled 2010 Joint FDIC and California Department of Financial Institutions (“DFI”) examination, the Bank entered into a Consent Order (“Order”) with the FDIC and the DFI. The FDIC and DFI in the Consent Order, require certain actions to be taken by the Bank including among others:
•
Within 240 days of the date of the Order, increase and maintain the Bank’s leverage ratio to at least 10% and within 120 days of the date of the Order, maintain its total risk-based capital ratio at 13% or more;

•
Reduce or eliminate certain classified assets to a level not exceeding sixty percent of Tier I Capital and allowance for loan and lease losses (“ALLL”) or by approximately $19.4 million within 180 days of the date of the Order and reducing them to fifty percent of Tier I Capital and ALLL or by an additional $4.9 million within 240 days of the Order;

•
Obtain an independent study of the management and personnel structure of the Bank within 150 days of the date of the Order to determine whether the Bank is staffed by qualified individuals commensurate with its size and risk profile to ensure the safe and profitable operation of the Bank;

•	Not pay cash dividends to Plumas Bancorp without the prior written consent of the FDIC and DFI.
One of Management’s top priorities has and will continue to be to reduce its problem assets. The Order serves to formalize and reinforce the Company’s on-going plans to strengthen the Company’s operations and to implement the Bank’s strategic plan. Currently the Bank has exceeded the Order’s total risk-based capital ratio goal of 13% and Management expects to achieve the leverage ratio target of 10% by year end through a combination of profit retention and a reduction in higher rate deposits resulting in a corresponding reduction in lower rate interest-earning assets. As of March 31, 2011, the Bank’s leverage ratio was 9.2% and total risk-based capital ratio was 14.3%.

3. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
The condensed consolidated financial statements include the accounts of the Company and the accounts of its wholly-owned subsidiary, Plumas Bank. Plumas Statutory Trust I and Plumas Statutory Trust II are not consolidated into the Company’s consolidated financial statements and, accordingly, are accounted for under the equity method. In the opinion of management, the unaudited condensed consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the Company’s financial position at March 31, 2011 and the results of its operations and its cash flows for the three-month periods ended March 31, 2011 and 2010. Certain reclassifications have been made to prior period’s balances to conform to classifications used in 2011.
The unaudited condensed consolidated financial statements of the Company have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim reporting on Form 10-Q. Accordingly, certain disclosures normally presented in the notes to the annual consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been omitted. The Company believes that the disclosures are adequate to make the information not misleading. These interim financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s 2010 Annual Report to Shareholders on Form 10-K. The results of operations for the three-month period ended March 31, 2011 may not necessarily be indicative of future operating results. In preparing such financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the balance sheet and revenues and expenses for the periods reported. Actual results could differ significantly from those estimates.
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
4. INVESTMENT SECURITIES
The amortized cost and estimated fair value of investment securities at March 31, 2011 and December 31, 2010 consisted of the following:

	March 31, 2011
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Debt securities:
U.S. Treasury securities	$1,017,000	$5,000		$1,022,000
U.S. Government agencies	42,422,000	33,000	$(245,000)	42,210,000
U.S. Government agencies collateralized by mortgage obligations	20,831,000	97,000	(95,000)	20,833,000
Obligations of states and political subdivisions	312,000		(22,000)	290,000

	$64,582,000	$135,000	$(362,000)	$64,355,000

Unrealized losses on available-for-sale investment securities totaling $227,000 were recorded, net of $94,000 in tax benefit, as accumulated other comprehensive income within shareholders’ equity at March 31, 2011. During the three months ended March 31, 2011 the Company sold ten available-for-sale securities for $3,921,000, which resulted in the recognition of a $165,000 gain on sale. During the three months ended March 31, 2010 the Company sold forty available-for-sale securities for $14,540,000, which resulted in the recognition of a $570,000 gain on sale.

	December 31, 2010
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

Unrealized losses on available-for-sale investment securities totaling $88,000 were recorded, net of $36,000 in tax benefit, as accumulated other comprehensive loss within shareholders’ equity at December 31, 2010. During the year ended December 31, 2010 the Company sold sixty-five available-for-sale securities for $40,902,000, recording a $1,160,000 gain on sale
Investment securities with unrealized losses at March 31, 2011 are summarized and classified according to the duration of the loss period as follows:

	Less than 12 Months
	Fair	Unrealized
	Value	Losses
Debt securities:
U.S. Government agencies	$28,379,000	$245,000
U.S. Government agencies collateralized by mortgage obligations	11,614,000	95,000
Obligations of states and political subdivisions	290,000	22,000

	$40,283,000	$362,000

Investment securities with unrealized losses at December 31, 2010 are summarized and classified according to the duration of the loss period as follows:

	Less than 12 Months
	Fair	Unrealized
	Value	Losses
Debt securities:
U.S. Government agencies	$14,763,000	$290,000
U.S. Government agencies collateralized by mortgage obligations	13,205,000	107,000
Obligations of states and political subdivisions	282,000	26,000

	$28,250,000	$423,000

At March 31, 2011, the Company held 57 securities of which 29 were in a loss position. Of the securities in a loss position, all were in a loss position for less than twelve months. Of the 29 securities 19 are U.S. government agencies, 8 are U.S. Government agencies collateralized by mortgage obligations and 2 are obligations of states and political subdivisions. The unrealized losses relate principally to market rate conditions. All of the securities continue to pay as scheduled. When analyzing an issuer’s financial condition, management considers the length of time and extent to which the market value has been less than cost; the historical and implied volatility of the security; the financial condition of the issuer of the security; and the Company’s intent and ability to hold the security to recovery. As of March 31, 2011, management does not have the intent to sell these securities nor does it believe it is more likely than not that it will be required to sell these securities before the recovery of its amortized cost basis. Based on the Company’s evaluation of the above and other relevant factors, the Company does not believe the securities that are in an unrealized loss position as of March 31, 2011 are other than temporarily impaired.

The amortized cost and estimated fair value of investment securities at March 31, 2011 by contractual maturity are shown below. Expected maturities will differ from contractual maturities because the issuers of the securities may have the right to call or prepay obligations with or without call or prepayment penalties.

	Estimated	Estimated
	Amortized	Fair
	Cost	Value
Within one year	$2,019,000	$2,025,000
After one year through five years	41,420,000	41,207,000
After five years through ten years	312,000	290,000

	43,751,000	43,522,000

Investment securities not due at a single maturity date:
Government-guaranteed mortgage- backed securities	20,831,000	20,833,000

	$64,582,000	$64,355,000

Investment securities with amortized costs totaling $44,145,000 and $36,828,000 and estimated fair values totaling $43,965,000 and $36,814,000 at March 31, 2011 and December 31, 2010, respectively, were pledged to secure deposits, including public deposits and treasury, tax and loan accounts.
5. LOANS
Outstanding loans are summarized below, in thousands:

	March 31,	December 31,
	2011	2010
Commercial	$28,417	$33,433
Agricultural	37,721	38,469
Real estate — residential	43,355	43,291
Real estate — commercial	119,722	119,222
Real estate — construction and land development	28,699	31,199
Equity lines of credit	36,271	36,946
Installment	2,919	2,879
Other	7,287	8,761

	304,391	314,200
Deferred loan costs, net	270	275
Allowance for loan losses	(8,759)	(7,324)

	$295,902	$307,151

At March 31, 2011 and December 31, 2010, nonaccrual loans totaled $24,393,000 and $25,313,000, respectively.
Changes in the allowance for loan losses were as follows, in thousands:

	Three Months Ended March 31,
	2011	2010
Balance, beginning of period	$7,324	$9,568
Provision charged to operations	1,700	1,500
Losses charged to allowance	(401)	(2,850)
Recoveries	136	48

Balance, end of period	$8,759	$8,266

The following table shows the loan portfolio allocated by management’s internal risk ratings at the dates indicated, in thousands:
March 31, 2011

	Commercial Credit Exposure
	Credit Risk Profile by Internally Assigned Grade
			Real Estate-	Real Estate-	Real Estate-
	Commercial	Agricultural	Residential	Commercial	Construction	Equity LOC	Total
Grade:
Pass	$23,473	$32,678	$39,898	$97,017	$13,883	$33,697	$240,646
Watch	1,121	426	870	5,463	2,363	617	10,860
Substandard	3,692	4,617	2,587	17,242	12,253	1,910	42,301
Doubtful	131	—	—	—	200	47	378

Total	$28,417	$37,721	$43,355	$119,722	$28,699	$36,271	$294,185

December 31, 2010

	Commercial Credit Exposure
	Credit Risk Profile by Internally Assigned Grade
			Real Estate-	Real Estate-	Real Estate-
	Commercial	Agricultural	Residential	Commercial	Construction	Equity LOC	Total
Grade:
Pass	$28,923	$34,081	$39,194	$96,527	$15,987	$34,787	$249,499
Watch	904	646	1,738	8,192	2,165	585	14,230
Substandard	3,606	3,742	2,295	14,503	12,982	1,502	38,630
Doubtful	—	—	64	—	65	72	201

Total	$33,433	$38,469	$43,291	$119,222	$31,199	$36,946	$302,560

	Consumer Credit Exposure			Consumer Credit Exposure
	Credit Risk Profile Based on Payment Activity			Credit Risk Profile Based on Payment Activity
	March 31, 2011			December 31, 2010
	Installment	Other	Total	Installment	Other	Total
Grade:
Performing	$2,864	$7,054	$9,918	$2,830	$8,643	$11,473
Non-performing	55	233	288	49	118	167

Total	$2,919	$7,287	$10,206	$2,879	$8,761	$11,640

The following table shows the allocation of the allowance for loan losses by impairment methodology at the dates indicated, in thousands:

			Real Estate-	Real Estate-	Real Estate-
	Commercial	Agricultural	Residential	Commercial	Construction	Equity LOC	Installment	Other	Total
March 31, 2011:
Allowance for Loan Losses
Beginning balance	$760	$184	$632	$1,819	$3,011	$652	$66	$200	$7,324
Charge-offs	(79)	(94)	(48)	—	—	(71)	(52)	(57)	(401)
Recoveries	6	102	—	—	—	—	4	24	136
Provision	257	(22)	107	221	983	67	81	6	1,700

Ending balance	$944	$170	$691	$2,040	$3,994	$648	$99	$173	$8,759

Ending balance: individually evaluated for impairment	$211	$—	$133	$388	$2,425	$—	$8	$—	$3,165

Ending balance: collectively evaluated for impairment	$733	$170	$558	$1,652	$1,569	$648	$91	$173	$5,594

Loans

Ending balance	$28,417	$37,721	$43,355	$119,722	$28,699	$36,271	$2,919	$7,287	$304,391

Ending balance: individually evaluated for impairment	$2,988	$1,041	$3,596	$7,510	$11,280	$1,332	$116	$116	$27,979

Ending balance: collectively evaluated for impairment	$25,429	$36,680	$39,759	$112,212	$17,419	$34,939	$2,803	$7,171	$276,412

December 31, 2010:

Allowance for Loan Losses
Ending balance	$760	$184	$632	$1,819	$3,011	$652	$66	$200	$7,324

Ending balance: individually evaluated for impairment	$22	$—	$121	$201	$1,479	$72	$8	$—	$1,903

Ending balance: collectively evaluated for impairment	$738	$184	$511	$1,618	$1,532	$580	$58	$200	$5,421

Loans

Ending balance	$33,433	$38,469	$43,291	$119,222	$31,199	$36,946	$2,879	$8,761	$314,200

Ending balance: individually evaluated for impairment	$2,706	$868	$3,870	$8,204	$11,501	$1,382	$106	$118	$28,755

Ending balance: collectively evaluated for impairment	$30,727	$37,601	$39,421	$111,018	$19,698	$35,564	$2,773	$8,643	$285,445

The following table shows an aging analysis of the loan portfolio by the time past due, in thousands:

		90 Days
	30-89 Days	and Still		Total
	Past Due	Accruing	Nonaccrual	Past Due	Current	Total
As of March 31, 2011:

Commercial:
Commercial	$311	$—	$2,988	$3,299	$25,118	$28,417
Agricultural	697	—	1,041	1,738	35,983	37,721
Real estate — construction	2,258	—	9,428	11,686	17,013	28,699
Real estate — commercial	3,579	—	7,510	11,089	108,633	119,722
Residential:
Real estate — residential	3	—	1,919	1,922	41,433	43,355
Equity LOC	559	—	1,332	1,891	34,380	36,271
Consumer:
Installment	20	—	55	75	2,844	2,919
Other	270	113	120	503	6,784	7,287

Total	$7,697	$113	$24,393	$32,203	$272,188	$304,391

As of December 31, 2010:

Commercial:
Commercial	$352	$—	$2,706	$3,058	$30,375	$33,433
Agricultural	272	—	868	1,140	37,329	38,469
Real estate — construction	136	—	9,797	9,933	21,266	31,199
Real estate — commercial	802	—	8,204	9,006	110,216	119,222
Residential:
Real estate — residential	400	—	2,189	2,589	40,702	43,291
Equity LOC	494	—	1,382	1,876	35,070	36,946
Consumer:
Installment	56	—	49	105	2,774	2,879
Other	348	45	118	511	8,250	8,761

Total	$2,860	$45	$25,313	$28,218	$285,982	$314,200

The following table shows information related to impaired loans at the dates indicted, in thousands:

		Unpaid		Average	Interest
	Recorded	Principal	Related	Recorded	Income
	Investment	Balance	Allowance	Investment	Recognized
As of March 31, 2011:

With no related allowance recorded:
Commercial	$2,747	$3,085
Agricultural	1,041	1,271
Real estate — construction	1,325	1,400
Real estate — commercial	5,029	5,029
Real estate — residential	1,818	1,818
Equity Lines of Credit	1,332	1,332
Installment	107	107
Other	116	116
With an allowance recorded:
Commercial	241	241	$211
Agricultural	—	—	—
Real estate — construction	9,955	11,825	2,425
Real estate — commercial	2,481	2,481	388
Real estate — residential	1,778	1,789	133
Equity Lines of Credit	—	—	—
Installment	9	9	8
Other	—	—	—
Total:
Commercial	2,988	3,326	211	$2,818	$2
Agricultural	1,041	1,271	—	1,028	4
Real estate — construction	11,280	13,225	2,425	11,529	37
Real estate — commercial	7,510	7,510	388	7,590	54
Real estate — residential	3,596	3,607	133	3,725	49
Equity Lines of Credit	1,332	1,332	—	1,333	2
Installment	116	116	8	117	2
Other	116	116	—	129	4

Total	$27,979	$30,503	$3,165	$28,269	$154

As of December 31, 2010:

With no related allowance recorded:
Commercial	$2,680	$3,018
Agricultural	868	1,109
Real estate — construction	4,151	5,169
Real estate — commercial	5,994	5,994
Real estate — residential	2,244	2,245
Equity Lines of Credit	1,310	1,310
Installment	98	98
Other	118	118
With an allowance recorded:
Commercial	26	26	$22
Agricultural	—	—	—
Real estate — construction	7,350	8,770	1,479
Real estate — commercial	2,210	2,210	201
Real estate — residential	1,626	1,743	121
Equity Lines of Credit	72	72	72
Installment	8	8	8
Other	—	—	—
Total:
Commercial	2,706	3,044	22	$1,924	$11
Agricultural	868	1,109	—	1,454	102
Real estate — construction	11,501	13,939	1,479	8,440	100
Real estate — commercial	8,204	8,204	201	7,516	261
Real estate — residential	3,870	3,988	121	750	121
Equity Lines of Credit	1,382	1,382	72	565	—
Installment	106	106	8	44	2
Other	118	118	—	140	11

Total	$28,755	$31,890	$1,903	$20,833	$608

6. COMMITMENTS AND CONTINGENCIES
The Company is party to claims and legal proceedings arising in the ordinary course of business. In the opinion of the Company’s management, the amount of ultimate liability with respect to such proceedings will not have a material adverse effect on the financial condition or result of operations of the Company taken as a whole.
In the normal course of business, there are various outstanding commitments to extend credit, which are not reflected, in the financial statements, including loan commitments of $70,617,000 and $71,605,000 and stand-by letters of credit of $133,000 and $164,000 at March 31, 2011 and December 31, 2010, respectively.
Of the loan commitments outstanding at March 31, 2011, $3,777,000 are real estate construction loan commitments that are expected to fund within the next twelve months. The remaining commitments primarily relate to revolving lines of credit or other commercial loans, and many of these are expected to expire without being drawn upon. Therefore, the total commitments do not necessarily represent future cash requirements. Each loan commitment and the amount and type of collateral obtained, if any, are evaluated on an individual basis. Collateral held varies, but may include real property, bank deposits, debt or equity securities or business assets.
Stand-by letters of credit are conditional commitments written to guarantee the performance of a customer to a third party. These guarantees are primarily related to the purchases of inventory by commercial customers and are typically short-term in nature. Credit risk is similar to that involved in extending loan commitments to customers and accordingly, evaluation and collateral requirements similar to those for loan commitments are used. The deferred liability related to the Company’s stand-by letters of credit was not significant at March 31, 2011 or December 31, 2010.
7. EARNINGS PER SHARE
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

	For the Three Months
	Ended March 31,
(In thousands, except per share data)	2011	2010
Net Income (loss):
Net income	$223	$134
Dividends on preferred shares	(171)	(171)

Net income (loss) available to common shareholders	$52	$(37)

Earnings (Loss) Per Share:
Earnings (loss) per share	$0.01	$(0.01)

Weighted Average Number of Shares Outstanding:	4,776	4,776
Shares of common stock issuable under stock options for which the exercise prices were greater than the average market prices were not included in the computation of diluted earnings per share due to their antidilutive effect. When a net loss occurs, no difference in earnings per share is calculated because the conversion of potential common stock is anti-dilutive.

8. COMPREHENSIVE INCOME (LOSS)
Total comprehensive income (loss) for the three months ended March 31, 2011 and 2010 totaled $142,000 and ($56,000), respectively. Comprehensive loss is comprised of unrealized (losses), net of taxes, on available-for-sale investment securities, which were $(81,000) and ($190,000) for the three months ended March 31, 2011 and 2010, respectively, together with net income.
At March 31, 2011 and December 31, 2010, accumulated other comprehensive loss totaled $133,000 and $52,000, respectively, and is reflected, net of taxes, as a component of shareholders’ equity.
9. STOCK-BASED COMPENSATION
In 2001 and 1991, the Company established Stock Option Plans for which 559,280 shares of common stock remain reserved for issuance to employees and directors and no shares are available for future grants under incentive and nonstatutory agreements as of March 31, 2011.
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
The fair value of each option is estimated on the date of grant using the following assumptions.

Three Months Ended
March 31, 2011
Expected life of stock options	5.3 years
Interest rate—stock options	2.26%
Volatility—stock options	46.1%
Dividend yields	3.05%
Weighted-average fair value of options granted during the period	$0.99
No options were granted during the three months ended March 31, 2010.
During the three months ended March 31, 2011 and 2010 the Company recognized a reversal of compensation cost related to a revision in the estimated forfeiture rate. This resulted in a credit to operating expense of $88,000 and $72,000 during the three months ended March 31, 2011 and March 31 2010, respectively and a reduction in the future income tax benefit of $5,000 and $4,000, respectively.

The following table summarizes information about stock option activity for the three months ended March 31, 2011:

			Weighted
			Average
		Weighted	Remaining
		Average	Contractual
		Exercise	Term	Intrinsic Value
	Shares	Price	(in years)	(in thousands)
Options outstanding at December 31, 2010	312,030	$13.41
Options granted	248,000	2.95
Options exercised	—	—
Options cancelled	(750)	$12.40

Options outstanding at March 31, 2011	559,280	$8.77	5.4	$—

Options exercisable at March 31, 2011	294,887	$13.45	3.3	$—

Expected to vest after March 31, 2011	217,040	$3.55	7.8	$—

At March 31, 2011, there was $180,000 of total unrecognized compensation cost related to non-vested stock option awards which is expected to be recognized over a weighted-average period of 3.4 years. The total fair value of options vested during the three months ended March 31, 2011 was $148,000.
10. INCOME TAXES
The Company files its income taxes on a consolidated basis with its subsidiary. The allocation of income tax expense (benefit) represents each entity’s proportionate share of the consolidated provision for income taxes.
Deferred tax assets and liabilities are recognized for the tax consequences of temporary differences between the reported amount of assets and liabilities and their tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The determination of the amount of deferred income tax assets which are more likely than not to be realized is primarily dependent on projections of future earnings, which are subject to uncertainty and estimates that may change given economic conditions and other factors. The realization of deferred income tax assets is assessed and a valuation allowance is recorded if it is “more likely than not” that all or a portion of the deferred tax asset will not be realized. “More likely than not” is defined as greater than a 50% chance. All available evidence, both positive and negative is considered to determine whether, based on the weight of that evidence, a valuation allowance is needed. Based upon our analysis of available evidence, we have determined that it is “more likely than not” that all of our deferred income tax assets as of March 31, 2011 and December 31, 2010 will be fully realized and therefore no valuation allowance was recorded. On the consolidated balance sheet, net deferred tax assets are included in accrued interest receivable and other assets.
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

Interest expense and penalties associated with unrecognized tax benefits, if any, are classified as income tax expense in the consolidated statement of income. There have been no significant changes to unrecognized tax benefits or accrued interest and penalties for the quarter ended March 31, 2011.
11. FAIR VALUE MEASUREMENT
Fair Value of Financial Instruments
The estimated fair values of the Company’s financial instruments are as follows:

	March 31, 2011		December 31, 2010
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Financial assets:
Cash and cash equivalents	$59,720,000	$59,720,000	$64,628,000	$64,628,000
Investment securities	64,355,000	64,355,000	63,017,000	63,017,000
Loans	295,902,000	300,236,000	307,151,000	304,045,000
FHLB stock	2,188,000	2,188,000	2,188,000	2,188,000
Bank owned life insurance	10,555,000	10,555,000	10,463,000	10,463,000
Accrued interest receivable	1,828,000	1,828,000	1,784,000	1,784,000
Financial liabilities:
Deposits	$414,925,000	$415,192,000	$424,887,000	$425,009,000
Junior subordinated deferrable interest debentures	10,310,000	3,012,000	10,310,000	2,992,000
Accrued interest payable	623,000	623,000	623,000	623,000
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
The following methods and assumptions were used by management to estimate the fair value of its financial instruments at March 31, 2011 and December 31, 2010:
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
The following tables present information about the Company’s assets and liabilities measured at fair value on a recurring and non recurring basis as of March 31, 2011 and December 31, 2010, and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value:

Assets and liabilities measured at fair value on a recurring basis at March 31, 2011 are summarized below:

		Fair Value Measurements at March 31, 2011 Using
		Quoted Prices in	Significant Other	Significant
		Active Markets for	Observable Inputs	Unobservable Inputs
	Total Fair Value	Identical Assets (Level 1)	(Level 2)	(Level 3)

Assets:

U.S. Treasury securities	$1,022,000	$1,022,000
U.S. Government agencies	42,210,000	42,210,000
U.S. Government agencies collateralized by mortgage obligations	20,833,000		$20,833,000
Obligations of states and political subdivisions	290,000	290,000

	$64,355,000	$43,522,000	$20,833,000	$0

Assets and liabilities measured at fair value on a recurring basis at December 31, 2010 are summarized below:

		Fair Value Measurements at December 31, 2010 Using
		Quoted Prices in	Significant Other	Significant
		Active Markets for	Observable Inputs	Unobservable Inputs
	Total Fair Value	Identical Assets (Level 1)	(Level 2)	(Level 3)

Assets:

U.S. Treasury securities	$1,032,000	$1,032,000
U.S. Government agencies	40,430,000	40,430,000
U.S. Government agencies collateralized by mortgage obligations	21,273,000		$21,273,000
Obligations of states and political subdivisions	282,000	282,000

	$63,017,000	$41,744,000	$21,273,000	$0

The fair value of securities available-for-sale equals quoted market price, if available. If quoted market prices are not available, fair value is determined using quoted market prices for similar securities. There were no changes in the valuation techniques used during 2011 or 2010. Changes in fair market value are recorded in other comprehensive income.

Assets and liabilities measured at fair value on a non-recurring basis at March 31, 2011 are summarized below:

		Fair Value Measurements at March 31, 2011 Using
		Quoted Prices in		Significant
		Active Markets for	Significant Other	Unobservable
		Identical Assets	Observable Inputs	Inputs	Total Gains
	Total Fair Value	(Level 1)	(Level 2)	(Level 3)	(Losses)

Assets:
Impaired loans:
Commercial	$961,000		$961,000		$(179,000)
Agricultural	150,000		150,000		—
Real estate — residential	1,645,000		1,645,000		(28,000)
Real estate — commercial	2,093,000		2,093,000		(222,000)
Real estate — construction and land development	7,679,000		7,679,000		(946,000)
Installment	—		—		(8,000)

Total impaired loans	12,528,000		12,528,000		(1,383,000)
Other real estate	9,070,000		9,070,000		400,000

	$21,598,000	$—	$21,598,000	$—	$(983,000)

Assets and liabilities measured at fair value on a non-recurring basis at December 31, 2010 are summarized below:

		Fair Value Measurements at December 31, 2010 Using
		Quoted Prices in		Significant
		Active Markets for	Significant Other	Unobservable
		Identical Assets	Observable Inputs	Inputs	Total Gains
	Total Fair Value	(Level 1)	(Level 2)	(Level 3)	(Losses)

Assets:
Impaired loans
Commercial	$914,000		$914,000		$(259,000)
Agricultural	243,000		243,000		(117,000)
Real estate — residential	1,505,000		1,505,000		(213,000)
Real estate — commercial	2,009,000		2,009,000		(201,000)
Real estate — construction and land development	8,850,000		8,850,000		(559,000)
Equity lines of credit	—		—		(10,000)
Installment	—		—		(8,000)
Other	—		—		11,000

Total impaired loans	13,521,000		13,521,000		(1,356,000)
Other real estate	8,867,000		8,867,000		(235,000)

	$22,388,000	$—	$22,388,000	$—	$(1,591,000)

The Company has no liabilities which are reported at fair value.

The following methods were used to estimate the fair value of each class of assets above.
Impaired Loans: The fair value of impaired loans is based on the fair value of the collateral, if collateral dependent or the present value of the expected cash flows discounted at the loan’s effective rate for those loans not collateral dependent. If the Company determines that the value of an impaired loan is less than the recorded investment in the loan, the carrying value is adjusted through a charge-off recorded through the allowance for loan losses. Total losses of $1,383,000 and $1,356,000 represent impairment charges recognized during the three months and year ended March 31, 2011 and December 31, 2010, respectively related to the above impaired loans. There were no changes in the valuation techniques used during 2011 or 2010.
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
12. Financial Accounting Standards
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
Creditor’s Determination of Whether a Restructuring is a Troubled Debt Restructuring
In January 2011, the FASB issued ASU 2011-01, Receivables (Topic 310): Deferral of the Effective Date of Disclosures about Troubled Debt Restructurings in Update No. 2010-20. ASU 2011-01 approved the deferral of certain disclosure requirements surrounding TDRs included in ASU 2010-20, which were scheduled to be effective on January 1, 2011. The disclosure requirements were delayed until the FASB finalized the standards update related to their exposure draft, Clarifications to Accounting for Troubled Debt Restructurings by Creditors. In April 2011, the FASB issued ASU 2011-02, Receivables (Topic 310): A Creditor’s Determination of Whether a Restructuring is a Troubled Debt Restructuring. ASU 2011-02 provides additional guidance to creditors for evaluating whether a modification or restructuring of a receivable is a TDR. The new guidance will require creditors to evaluate modifications and restructurings of receivables using a more principles-based approach, which may result in more modifications and restructurings being considered TDR. The amendments are effective for the first interim or annual period beginning on or after June 15, 2011. The disclosures which were deferred by ASU 2011-01 are required for interim and annual periods beginning on or after June 15, 2011. Management is currently determining the potential impact that the adoption of this standard may have on the Company’s financial position, results of operations and disclosures.

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
INTRODUCTION
The following discussion and analysis sets forth certain statistical information relating to the Company as of March 31, 2011 and December 31, 2010 and for the three month periods ended March 31, 2011 and 2010. This discussion should be read in conjunction with the condensed consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q and the consolidated financial statements and notes thereto included in Plumas Bancorp’s Annual Report filed on Form 10-K for the year ended December 31, 2010.
Plumas Bancorp trades on The NASDAQ Capital Market under the ticker symbol “PLBC”.
CRITICAL ACCOUNTING POLICIES AND ESTIMATES
There have been no changes to the Company’s critical accounting policies from those disclosed in the Company’s 2010 Annual Report to Shareholders’ on Form 10-K.
This discussion should be read in conjunction with our unaudited condensed consolidated financial statements, including the notes thereto, appearing elsewhere in this report.

OVERVIEW
Earnings for the first quarter of 2011 increased by $89 thousand from $134 thousand during the first quarter of 2010 to $223 thousand during the current quarter. This $89 thousand increase in earnings includes a $240 thousand increase in non-interest income and a $462 thousand decline in non-interest expense, partially offset by a decline of $276 thousand in net interest income, a $200 thousand increase in the provision for loan losses and a $137 thousand increase in income tax expense.
Net income (loss) allocable to common shareholders increased from a loss of ($37) thousand during the first quarter of 2010 to income of $52 thousand or $0.01 per share during the current quarter. Loss allocable to common shareholders is calculated by subtracting preferred stock dividends and discount amortized on preferred stock from net income.
Total assets at March 31, 2011 were $470 million, a decrease of $14.8 million from $485 million at December 31, 2010. This decrease was mostly related to a decline in net loan balances of $11.2 million. Cash and due from banks decreased by $4.9 million, from $64.6 million at December 31, 2010 to $59.7 million at March 31, 2011; however, this was partially offset by an increase in investment securities of $1.3 million from $63.0 million at December 31, 2010 to $64.3 million at March 31, 2011.
Deposits decreased by $10.0 million from $425 million at December 31, 2010 to $415 million at March 31, 2011. The decline in deposits was mostly related to maturities from a higher rate promotional time deposit product we began offering in June, 2009 and continued to offer until April 30, 2010. Other liabilities decreased by $5.4 million primarily related to the derecognition of a $4.3 million secured borrowing that was outstanding at December 31, 2010 which represented SBA loans sold but subject to a 90 day premium recourse provision. Under ASC Topic 860, Accounting for Transfers of Financial Assets, we are required to maintain this liability and the related loans on balance sheet until the premium recourse period has passed. Once the 90 days has passed and no premium recourse remains we remove the sold loans from assets and derecognize the secured borrowing. During 2011, the SBA modified its requirement related to the recourse provisions on the sale of SBA loans and, as a result, no longer requires the 90 day premium recourse requirement. Therefore; no secured borrowings were outstanding at March 31, 2011.
The annualized return on average assets was 0.19% for the three months ended March 31, 2011 up from 0.11% for the three months ended March 31, 2010. The annualized return (loss) on average common equity was 0.8% for the three months ended March 31, 2011 up from a loss of (0.6%) for the same period in 2010.
RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2011
Net interest income before provision for loan losses. Net interest income, on a nontax-equivalent basis, was $4.2 million for the three months ended March 31, 2011, a decrease of $276 thousand, or 6%, from $4.5 million for the same period in 2010. The decrease in net interest income can primarily be attributed to a decrease in interest income related to a decline in average balance and yield on loans and investment securities. Interest expense decreased by $346 thousand mostly related to a decline in rates paid on deposit accounts. Borrowing costs declined by $69 thousand as we had no Federal Home Loan Bank (FHLB) borrowings outstanding during the first quarter of 2011. Net interest margin for the three months ended March 31, 2011 decreased 31 basis points, or 7%, to 3.99%, down from 4.30% for the same period in 2010.
Interest income decreased $622 thousand or 12%, to $4.8 million for the three months ended March 31, 2011, down from $5.4 million during the same period in 2010. Interest and fees on loans decreased $387 thousand to $4.4 million for the three months ended March 31, 2011 as compared to $4.8 million during the first quarter of 2010. The Company’s average loan balances were $309 million for the three months ended March 31, 2011, down $18.4 million, or 6%, from $328 million for the same period in 2010. The decline in loan balances reflects the difficult economic environment in recent years and the Company’s efforts to reduce it exposure in certain loan categories such as construction and land development loans. The average rate earned on the Company’s loan balances decreased 16 basis points to 5.74% during the first three months of 2011 compared to 5.90% during the first three months of 2010. The decrease in loan yield reflects an increase in average nonperforming loan balances from $16.9 million during the first quarter of 2010 to $24.7 million during the current quarter. Interest income on investment securities decreased by $259 thousand as average balances declined by $16.3 million, from $84.1 million for the quarter ended March 31, 2010 to $67.8 million during the current quarter, and yield declined by 84 basis points. The decline in yield is primarily related to the replacement of matured and sold investment securities with new investments with market yields below those which they replaced.

Interest expense on deposits decreased by $288 thousand, or 37%, to $500 thousand for the three months ended March 31, 2011, down from $788 thousand for the same period in 2010. This decrease primarily relates to decreases in the average balance and rate paid on time deposits and a decline in the rate paid on NOW and money market accounts.
Interest on time deposits declined by $150 thousand related both to a decrease in average balance and a decline in rate paid. Average time deposits declined by $13.2 million from $127.3 million during the first quarter of 2010 to $114.1 million during the current quarter. The decrease in time deposits is mostly related to a promotional time deposit product we began offering in June, 2009 and continued to offer until April 30, 2010. These promotional time deposits, which total $38 million at March 31, 2011, began maturing at the end of 2010 and will continue to mature into the third quarter of 2011. The average rate paid on time deposits decreased from 1.71% during the first quarter of 2010 to 1.38% during the current quarter. This decrease primarily relates to a decline in market rates in the Company’s service area and the maturity of the higher rate promotional deposits.
Interest expense on NOW accounts declined by $102 thousand. Rates paid on NOW accounts declined by 39 basis points from 0.61% during the first quarter of 2010 to 0.22% during the three months ended March 31, 2011 as we significantly lowered the rate paid on local public agencies NOW accounts. Although we lost some deposits by lowering this rate; we currently are more focused on the profitability of the public sweep accounts rather than the amount of deposits we can generate from this source.
Interest expense on money market accounts decreased by $40 thousand related to a decrease in rate paid on these accounts of 34 basis points from 0.68% during the 2010 quarter to 0.34% during the current quarter. This was primarily related to a significantly drop in the rates paid on our money market sweep product.
Interest on borrowings decreased by $69 thousand as there were no outstanding FHLB borrowings during the first quarter of 2011.
Interest expense paid on junior subordinated debentures, which fluctuates with changes in the 3-month London Interbank Offered Rate (LIBOR) rate, increased by $2 thousand as a result of an increase in the LIBOR rate.

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

	For the Three Months Ended March 31, 2011			For the Three Months Ended March 31, 2010
	Average Balance	Interest	Yield/	Average Balance	Interest	Yield/
	(in thousands)	(in thousands)	Rate	(in thousands)	(in thousands)	Rate

Interest-earning assets:
Loans (1) (2)	$309,402	$4,382	5.74%	$327,796	$4,769	5.90%
Investment securities (1)	67,855	355	2.12%	84,142	614	2.96%
Interest-bearing deposits	47,849	29	0.25%	8,300	5	0.24%

Total interest-earning assets	425,106	4,766	4.55%	420,238	5,388	5.20%

Cash and due from banks	12,782			41,211
Other assets	42,806			49,559

Total assets	$480,694			$511,008

Interest-bearing liabilities:
NOW deposits	$100,057	54	0.22%	$103,724	156	0.61%
Money market deposits	42,101	35	0.34%	44,534	75	0.68%
Savings deposits	55,390	24	0.18%	49,687	20	0.16%
Time deposits	114,106	387	1.38%	127,296	537	1.71%

Total deposits	311,654	500	0.65%	325,241	788	0.98%

Short-term borrowings	—	—	—%	4,000	5	0.51%
Long-term borrowings	—	—	—%	20,000	64	1.30%

Other interest-bearing liabilities	656	10	6.18%	138	1	2.94%
Junior subordinated debentures	10,310	76	2.99%	10,310	74	2.91%

Total interest-bearing liabilities	322,620	586	0.74%	359,689	932	1.05%

Non-interest bearing deposits	111,385			106,087
Other liabilities	8,290			6,365
Shareholders’ equity	38,399			38,867

Total liabilities & equity	$480,694			$511,008

Cost of funding interest-earning assets (3)			0.56%			0.90%
Net interest income and margin (4)		$4,180	3.99%		$4,456	4.30%

(1)	Not computed on a tax-equivalent basis.

(2)	Net loan fees included in loan interest income for the three-month periods ended March 31, 2011 and 2010 were $4,000 and $11,000, respectively.

(3)	Total annualized interest expense divided by the average balance of total earning assets.

(4)	Annualized net interest income divided by the average balance of total earning assets.

The following table sets forth changes in interest income and interest expense for the three-month periods indicated and the amount of change attributable to variances in volume, rates and the combination of volume and rates based on the relative changes of volume and rates:

	2011 over 2010 change in net interest income
	for the three months ended March 31
	(in thousands)
	Volume (1)	Rate (2)	Mix (3)	Total

Interest-earning assets:
Loans	$(268)	$(126)	$7	$(387)
Investment securities	(119)	(174)	34	(259)
Interest bearing deposits	24	—	—	24

Total interest income	(363)	(300)	41	(622)

Interest-bearing liabilities:
NOW deposits	(6)	(100)	4	(102)
Money market deposits	(4)	(38)	2	(40)
Savings deposits	2	2	—	4
Time deposits	(56)	(105)	11	(150)
Short-term borrowings	(5)	—	—	(5)
Long-term borrowings	(64)	—	—	(64)
Other	4	1	4	9
Junior subordinated debentures	—	2	—	2

Total interest expense	(129)	(238)	21	(346)

Net interest income	$(234)	$(62)	$20	$(276)

(1)	The volume change in net interest income represents the change in average balance multiplied by the previous year’s rate.

(2)	The rate change in net interest income represents the change in rate multiplied by the previous year’s average balance.

(3)	The mix change in net interest income represents the change in average balance multiplied by the change in rate.
Provision for loan losses. During the three months ended March 31, 2011 we recorded a provision for loan losses of $1.7 million up $0.2 million from the $1.5 million provision recorded during the first quarter of 2010. The $1.7 million provision recorded for the three months ended March 31, 2011 primarily relates to a specific reserve required on one significant land development loan relationship.
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
Based on information currently available, management believes that the allowance for loan losses is appropriate to absorb potential risks in the portfolio. However, no assurance can be given that the Company may not sustain charge-offs which are in excess of the allowance in any given period. See “Analysis of Asset Quality and Allowance for Loan Losses” for further discussion of loan quality trends and the provision for loan losses.
Non-interest income. During the three months ended March 31, 2011 non-interest income increased by $240 thousand to $2.0 million, from $1.8 million during the quarter ended March 31, 2010. The largest component of this increase was $722 thousand in gains on the sale of government guaranteed loans. During the first quarter of 2010 loans sold were subject to a 90 day premium recourse period and therefore no gains were recorded. During 2011, related to a change in SBA requirements guaranteed portions of SBA loans are no longer required to be sold with the 90 day premium recourse requirement. This resulted in recognizing gains for loans sold during the fourth quarter of 2010 as well as loans sold in the current quarter during the three months ended March 31, 2011.

Reductions in non-interest income included $405 thousand in gain on sale of investment securities from $570 thousand during the 2010 quarter to $165 thousand during the current quarter. During the three months ended March 31, 2010 we chose to sell the majority of our municipal securities portfolio as part or our overall asset/liability management strategy and related to a favorable market price of these securities. In addition, we sold $4 million in U.S. government agency securities to lock in significant gains that were available on these securities. During the 2011 quarter we sold $3.8 million in mortgage backed securities recording a gain on sale of $165 thousand.
Service charges on deposit accounts declined by $70 thousand primarily related to a decline in overdraft fees as new regulations placed additional restrictions on the Bank in charging overdraft fees on ATM and Point of Sale transactions. Merchant processing fees declined by $52 thousand related to the sale of our merchant processing portfolio in June, 2010.
The following table describes the components of non-interest income for the three-month periods ending March 31, 2011 and 2010 in thousands:

	For the Three Months
	Ended March 31		Dollar	Percentage
	2011	2010	Change	Change
Service charges on deposit accounts	$828	$898	$(70)	-7.8%
Gain on sale of loans	722	—	722	100%
Gain on sale of securities	165	570	(405)	-71.1%
Earnings on life insurance policies	117	109	8	7.3%
Loan servicing income	54	35	19	54.3%
Customer service fees	34	39	(5)	-12.8%
Safe deposit box and night depository income	17	17	—	0.0%
Merchant processing income	1	53	(52)	-98.1%
Other	89	66	23	34.8%

Total non-interest income	$2,027	$1,787	$240	13.4%

Non-interest expense. During the three months ended March 31, 2011, total non-interest expense decreased by $462 thousand, or 10%, to $4.2 million, down from $4.7 million for the comparable period in 2010. This decrease in non-interest expense was primarily the result of savings in salaries and employee benefits, a $400 thousand reduction in the valuation allowance for losses on OREO and a reduction in OREO expense. These items were partially offset by increases in other expense categories the most significant of which were occupancy and equipment costs and professional fees.
Salaries and employee benefits decreased by $178 thousand primarily related to declines in salary expense and 401k matching contributions. Salary expense, excluding commissions, declined by $297 thousand related to a reduction in staffing in all areas with the exception of government guaranteed lending and problem assets. While the Company has reduced personnel in most functional areas, we have increased staffing in our problem asset department to effectively manage our increased level of nonperforming assets. Additionally, we have increased staffing in our government guaranteed lending department as we see continued opportunities for loan growth in this area. Commission expense, which relates to government guaranteed lending personnel and is included in salary expense, increased by $231 thousand resulting from the increase in government guaranteed loan sales. During the second quarter of 2010 we discontinued the practice of matching contributions to our 401k plan which resulted in cost savings of $41 thousand as compared to the 2010 quarter.

OREO represents real property taken by the Bank either through foreclosure or through a deed in lieu thereof from the borrower. When other real estate is acquired, any excess of the Bank’s recorded investment in the loan balance and accrued interest income over the estimated fair market value of the property less costs to sell is charged against the allowance for loan losses. A valuation allowance for losses on other real estate is maintained to provide for temporary declines in value. The allowance is established through a provision for losses on other real estate which is included in other expenses. Subsequent gains or losses on sales or write-downs resulting from permanent impairment are recorded in other income or expenses as incurred. The reduction in our OREO valuation allowance relates to changes in estimated values on several of our OREO properties based on recent appraisals.
OREO expense declined by $87 thousand from $160 thousand during the three months ended March 31, 2010 to $73 thousand during the same period in 2011. These savings were primarily related to property taxes on OREO properties as we received a refund of overpayment of prior your taxes in 2011 and some of our OREO properties were reassessed during the second half of 2010 resulting in lower tax expense in 2011.
The increase in occupancy and equipment expense primarily relates to the reversal of accrued rental expense during the 2010 quarter for our Redding branch. On March 31, 2010 we purchased the building housing our Redding branch at a cost of $1.0 million. Previously we had leased this building. Under the terms of the lease agreement we were provided free rent for a period of time; however we recognized monthly rent expense equal to the total payments required under the lease dividend by the term of the lease in months. At the time of the purchase we reversed this accrual recognizing a $184 thousand reduction in occupancy costs. Reductions in occupancy and equipment expense during the 2011 quarter included reduced costs related to owning the Redding branch and a $35 thousand reduction in equipment deprecation expense.
Professional fees increased by $37 thousand primarily related to an increase in legal expense related to both corporate matters and loan collection activities.
The following table describes the components of non-interest expense for the three-month periods ending March 31, 2011 and 2010, in thousands:

	For the Three Months
	Ended March 31		Dollar	Percentage
	2011	2010	Change	Change
Salaries and employee benefits	$2,371	$2,549	$(178)	-7.0%
Occupancy and equipment	805	713	92	12.9%
Outside service fees	325	304	21	6.9%
FDIC Insurance and assessments	276	253	23	9.1%
Professional fees	216	179	37	20.7%
Telephone and data communication	87	90	(3)	-3.3%
OREO expense	73	160	(87)	-54.4%
Loan and collection expenses	61	63	(2)	-3.2%
Director compensation and retirement	57	56	1	1.8%
Business development	56	66	(10)	-15.2%
Advertising and shareholder relations	56	58	(2)	-3.4%
Insurance	55	22	33	150.0%
Armored car and courier	51	56	(5)	-8.9%
Postage	46	59	(13)	-22.0%
Deposit premium amortization	43	43	—	—%
Stationery and supplies	33	34	(1)	-2.9%
Benefit from changes in valuation of OREO	(400)	—	(400)	-100%
Other	37	5	32	640.0%

Total non-interest expense	$4,248	$4,710	$(462)	-9.8%

Provision (benefit) for income taxes. The Company recorded an income tax provision of $36 thousand, or 13.9% of pre-tax income for the three months ended March 31, 2011. This compares to an income tax benefit of $101 thousand or 306.1% of pre-tax loss during the first three months of 2010. The percentages for 2011 and 2010 differ from the statutory rate as tax exempt income such as earnings on Bank owned life insurance and municipal loan and investment income decrease the tax provision and increase the tax benefit.
Deferred tax assets and liabilities are recognized for the tax consequences of temporary differences between the reported amount of assets and liabilities and their tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The determination of the amount of deferred income tax assets which are more likely than not to be realized is primarily dependent on projections of future earnings, which are subject to uncertainty and estimates that may change given economic conditions and other factors. The realization of deferred income tax assets is assessed and a valuation allowance is recorded if it is “more likely than not” that all or a portion of the deferred tax asset will not be realized. “More likely than not” is defined as greater than a 50% chance. All available evidence, both positive and negative is considered to determine whether, based on the weight of that evidence, a valuation allowance is needed. Based upon our analysis of available evidence, we have determined that it is “more likely than not” that all of our deferred income tax assets as of March 31, 2011 and December 31, 2010 will be fully realized and therefore no valuation allowance was recorded. On the consolidated balance sheet, net deferred tax assets are included in accrued interest receivable and other assets.
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
The Company’s largest lending categories are commercial real estate loans, residential real estate loans, and agricultural loans. These categories accounted for approximately 39.3%, 14.2% and 12.4%, respectively of the Company’s total loan portfolio at March 31, 2011, and approximately 37.9%, 13.8% and 12.2%, respectively of the Company’s total loan portfolio at December 31, 2010. Additionally, construction and land development loans represented 9.4% and 9.9% of the loan portfolio as of March 31, 2011 and December 31, 2010, respectively. The construction and land development portfolio component has been identified by Management as a higher-risk loan category. The quality of the construction and land development category is highly dependent on property values both in terms of the likelihood of repayment once the property is transacted by the current owner as well as the level of collateral the Company has securing the loan in the event of default. Loans in this category are characterized by the speculative nature of commercial and residential development properties and can include property in various stages of development from raw land to finished lots. The decline in these loans as a percentage of the Company’s loan portfolio reflects management’s continued efforts, which began in 2009, to reduce its exposure to construction and land development loans due to the severe valuation decrease in the real estate market.
The Company’s real estate related loans, including real estate mortgage loans, real estate construction loans, consumer equity lines of credit, and agricultural loans secured by real estate comprised 82% and 80% of the total loan portfolio at March 31, 2011 and December 31, 2010, respectively. Moreover, the business activities of the Company currently are focused in the California counties of Plumas, Nevada, Placer, Lassen, Modoc, Shasta, Sierra and in Washoe County in Northern Nevada. Consequently, the results of operations and financial condition of the Company are dependent upon the general trends in these economies and, in particular, the residential and commercial real estate markets. In addition, the concentration of the Company’s operations in these areas of Northeastern California and Northwestern Nevada exposes it to greater risk than other banking companies with a wider geographic base in the event of catastrophes, such as earthquakes, fires and floods in these regions.

The rates of interest charged on variable rate loans are set at specific increments in relation to the Company’s lending rate or other indexes such as the published prime interest rate or U.S. Treasury rates and vary with changes in these indexes. At March 31, 2011 and December 31, 2010, approximately 71% and 66%, respectively, of the Company’s loan portfolio was comprised of variable rate loans. While real estate mortgage, commercial and consumer lending remain the foundation of the Company’s historical loan mix, some changes in the mix have occurred due to the changing economic environment and the resulting change in demand for certain loan types. In addition, the Company remains committed to the agricultural industry in Northeastern California and will continue to pursue high quality agricultural loans. Agricultural loans include both commercial and commercial real estate loans. The Company’s agricultural loan balances totaled $38 million at March 31, 2011 and December 31, 2010.
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
Formula allocations are calculated by applying loss factors to outstanding loans with similar characteristics. Loss factors are based on the Company’s historical loss experience as adjusted for changes in the business cycle and may be adjusted for significant factors that, in management’s judgment, affect the collectibility of the portfolio as of the evaluation date. Effective for the third quarter of 2010, the Company modified its method of estimating the allowance for loan losses for non-impaired loans. This modification incorporated historical loss experience based on a rolling eight quarters ending with the most recently completed calendar quarter to identified pools of loans. This modification did not have a material affect on the Company’s allowance for loans losses or provision for loan losses.

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
The following table provides certain information for the three-month period indicated with respect to the Company’s allowance for loan losses as well as charge-off and recovery activity, in thousands:

	For the Three Months
	Ended March 31,
	2011	2010

Balance at January 1,	$7,324	$9,568

Charge-offs:
Commercial and agricultural	(173)	(377)
Real estate mortgage	(119)	(781)
Real estate construction	—	(1,567)
Consumer	(109)	(125)

Total charge-offs	(401)	(2,850)

Recoveries:
Commercial and agricultural	108	5
Real estate mortgage	—	3
Real estate construction	—	—
Consumer	28	40

Total recoveries	136	48

Net charge-offs	(265)	(2,802)

Provision for loan losses	1,700	1,500

Balance at March 31,	$8,759	$8,266

Annualized net charge-offs during the three-month period to average loans	0.35%	3.47%
Allowance for loan losses to total loans	2.88%	2.53%
We currently anticipate that net charge-offs could range from approximately $3.5 million to $5.5 million in 2011, the largest part of which are anticipated to be related to real estate loans consistent with 2010 activity. For other categories of loans we expect charge-offs to be similar to 2010 activity. However, given the lack of stability in the real estate market and the recent volatility in charge-offs, there can be no assurance that charge offs of loans in future periods will not increase or decrease from this estimate.
The allowance for loan losses totaled $8.8 million at March 31, 2011 and $7.3 million at December 31, 2010. The increase in the allowance for loan losses from December 31, 2010 is primarily attributable to a $1.3 million increase in specific reserves related to impaired loans from $1.9 million at December 31, 2010 to $3.2 million at March 31, 2011. General reserves increased by $174 thousand to $5.6 million at March 31, 2011. Related to the increase in specific reserves on impaired loans and an increase in general reserves, the allowance for loan losses as a percentage of total loans increased from 2.33% at December 31, 2010 to 2.88% at March 31, 2011. The percentage of general reserves to unimpaired loans also increased from 1.90% at December 31, 2010 to 2.02% at March 31, 2011.

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
Nonperforming loans at March 31, 2011 were $24.5 million, a decrease of $0.9 million from the $25.4 million balance at December 31, 2010. Specific reserves on nonaccrual loans totaled $3.0 million at March 31, 2011 and $1.8 million at December 31, 2010, respectively. Performing loans past due thirty to eighty-nine days increased from $2.9 million at December 31, 2010 to $7.7 million at March 31, 2011. This increase primarily relates to five loans, ranging from $0.7 million to $1.7 million in principal balance, none of which were over sixty days past due.
A substandard loan is not adequately protected by the current sound worth and paying capacity of the borrower or the value of the collateral pledged, if any. Total substandard loans increased by $3.7 million from $38.6 million at December 31, 2010 to $42.3 million at March 31, 2011. However, loans classified as watch decreased by $3.3 million from $14.2 million at December 31, 2010 to $10.9 million at March 31, 2011. At March 31, 2011, $19.5 million of performing loans were classified as substandard. Further deterioration in the credit quality of individual performing substandard loans or other adverse circumstances could result in the need to place these loans on nonperforming status.
At March 31, 2011 and December 31, 2010, the Company’s recorded investment in impaired loans totaled $28.0 million and $28.8 million, respectively. The specific allowance for loan losses related to impaired loans totaled $3.2 million and $1.9 million at March 31, 2011 and December 31, 2010, respectively. Additionally, $2.8 million has been charged off against the impaired loans at March 31, 2011 and December 31 2010.
It is the policy of management to make additions to the allowance for loan losses so that it remains appropriate to absorb the inherent risk of loss in the portfolio. Management believes that the allowance at March 31, 2011 is appropriate. However, the determination of the amount of the allowance is judgmental and subject to economic conditions which cannot be predicted with certainty. Accordingly, the Company cannot predict whether charge-offs of loans in excess of the allowance may occur in future periods.
OREO represents real property taken by the Bank either through foreclosure or through a deed in lieu thereof from the borrower. Repossessed assets include vehicles and other commercial assets acquired under agreements with delinquent borrowers. Repossessed assets and OREO are carried at fair market value, less selling costs. OREO holdings represented thirty-one properties totaling $9.1 million at March 31, 2011 and thirty-one properties totaling $8.9 million at December 31, 2010. Of the thirty-one properties at March 31, 2011, three properties represent 80% of the balance or $7.3 million of the $9.1 million. These three properties were transferred into OREO during the third quarter of 2009. We have actively marketed the properties and while we have received offers for each property, to date none have been accepted by the Bank. Nonperforming assets as a percentage of total assets were 7.15% at March 31, 2011 and at December 31, 2010.

The following table provides a summary of the change in the OREO balance for the three months ended March 31, 2011 and 2010:

	Three Months Ended March 31,
	2011	2010
	(in thousands)
Beginning Balance	$8,867	$11,204
Additions	137	1,172
Dispositions	(334)	(1,456)
Benefit from change in OREO valuation	400	—

Ending Balance	$9,070	$10,920

The reduction in our OREO valuation allowance relates to changes in estimated values on several of our OREO properties based on recent appraisals.
Investment Portfolio and Federal Funds Sold. Total investment securities increased by $1.4 million from $63.0 million at December 31, 2010 to $64.4 million as of March 31, 2011. The investment portfolio balances in U.S. Treasuries, U.S. Government agencies, and municipal obligations comprised 2%, 97% and less than 1%, respectively, at March 31, 2011 and December 31, 2010. There were no Federal funds sold at March 31, 2011 or December 31, 2010; however, the Bank maintained interest earning balances at the Federal Reserve Bank (FRB) totaling $48.3 million at March 31, 2011 and $52.3 million at December 31, 2010, respectively. These balances currently earn 25 basis points.
The Company classifies its investment securities as available-for-sale or held-to-maturity. Currently all securities are classified as available-for-sale. Securities classified as available-for-sale may be sold to implement the Company’s asset/liability management strategies and in response to changes in interest rates, prepayment rates and similar factors.
Deposits. Total deposits were $414.9 million as of March 31, 2011, a decrease of $10.0 million, or 2%, from the December 31, 2010 balance of $424.9 million. The decline in deposits was mostly related to maturities from a higher rate promotional time deposit product we began offering in June, 2009 and continued to offer until April 30, 2010. These promotional time deposits, which total $38 million at March 31, 2011, began maturing at the end of 2010 and will continue to mature into the third quarter of 2011.
The Company continues to manage the mix of its deposits consistent with its identity as a community bank serving the financial needs of its customers. There were only minor changes in the composition of our deposits at March 31, 2011 and December 31, 2010. Non-interest bearing demand deposits were 27% of total deposits at March 31, 2011 and 26% of total deposits at December 31, 2010. Interest bearing transaction accounts were 23% of total deposits at March 31, 2011 and 24% of total deposits at December 31, 2010. Money market and savings deposits totaled 24% of total deposits at March 31, 2011 and 22% at December 31, 2010. Time deposits were 26% of total deposits at March 31, 2011 and 28% of total deposits at December 31, 2010.
Deposits represent the Bank’s primary source of funds. Deposits are primarily core deposits in that they are demand, savings and time deposits generated from local businesses and individuals. These sources are considered to be relatively stable, long-term relationships thereby enhancing steady growth of the deposit base without major fluctuations in overall deposit balances. The Company experiences, to a small degree, some seasonality with the slower growth period between November through April, and the higher growth period from May through October. In order to assist in meeting any funding demands, the Company maintains secured borrowing arrangements with the Federal Home Loan Bank and the Federal Reserve Bank of San Francisco. Included in time deposits at March 31, 2011 and December 31, 2010 were $2 million in CDARS reciprocal time deposits which, under regulatory guidelines, are classified as brokered deposits.
Borrowing Arrangements. Exclusive of our junior subordinated deferrable interest debentures there were no outstanding borrowings at March 31, 2011 or December 31, 2010.
The average balance in short-term borrowings during the three months ended March 31, 2011 and 2010 were $0 and $4.0 million, respectively. The average rate paid on short-term borrowings during the three months ended March 31, 2010 was 0.51%. The maximum amount of short-term borrowings outstanding at any month-end during the three months ended March 31, 2010 was $20 million.

Capital Resources
Shareholders’ equity as of March 31, 2011 totaled $38.6 million up from $38.0 million as of December 31, 2010.
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
The Company is subject to various restrictions on the payment of dividends. See Note 2 “Regulatory Matters” of the Company’s Condensed Consolidated Financial Statements in Item 1 of this Form 10-Q.
At the request of the FRB, Plumas Bancorp deferred its regularly scheduled quarterly interest payments on its outstanding junior subordinated debentures relating to its two trust preferred securities and suspended quarterly cash dividend payments on its Series A Preferred Stock. Therefore, Plumas Bancorp is currently in arrears with the dividend payments on the Series A Preferred Stock and interest payments on the junior subordinated debentures as permitted by the related documentation. As of March 31, 2011 the amount of the arrearage on the dividend payments of the Series A Preferred Stock is $597 thousand and the amount of the arrearage on the payments on the subordinated debt associated with the trust preferred securities is $312 thousand.
Capital Standards.
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

The following table presents the Company’s and the Bank’s capital ratios as of March 31, 2011 and December 31, 2010, in thousands:

	March 31, 2011		December 31, 2010
	Amount	Ratio	Amount	Ratio
Tier 1 Leverage Ratio

Plumas Bancorp and Subsidiary	$43,845	9.2%	$42,944	8.9%
Minimum regulatory requirement	19,036	4.0%	19,361	4.0%
Plumas Bank	43,521	9.2%	43,262	8.9%
Minimum requirement for “Well-Capitalized” institution under the prompt corrective action plan	23,776	5.0%	24,190	5.0%
Minimum regulatory requirement	19,021	4.0%	19,352	4.0%

Tier 1 Risk-Based Capital Ratio

Plumas Bancorp and Subsidiary	43,845	13.2%	42,994	12.7%
Minimum regulatory requirement	13,323	4.0%	13,570	4.0%
Plumas Bank	43,521	13.1%	43,262	12.8%
Minimum requirement for “Well-Capitalized” institution under the prompt corrective action plan	19,972	6.0%	20,342	6.0%
Minimum regulatory requirement	13,315	4.0%	13,561	4.0%

Total Risk-Based Capital Ratio

Plumas Bancorp and Subsidiary	48,067	14.4%	47,274	13.9%
Minimum regulatory requirement	26,647	8.0%	27,140	8.0%
Plumas Bank	47,741	14.3%	47,539	14.0%
Minimum requirement for “Well-Capitalized” institution under the prompt corrective action plan	33,286	10.0%	33,903	10.0%
Minimum regulatory requirement	26,629	8.0%	27,123	8.0%
Management believes that the Company and the Bank met all their capital adequacy requirements as of March 31, 2011 and December 31, 2010. On March 16, 2011, the Bank entered into a Consent Order (“Order”) with the FDIC and the DFI. Within 240 days of the date of the Order we are required to increase and maintain the Bank’s Tier 1 capital to a level such that its leverage ratio is at least 10% and its total risk-based capital is at least 13%. Currently the Bank has exceeded the Order’s total risk-based capital ratio goal of 13% and Management expects to achieve the leverage ratio target of 10% by year-end without the injection of any new capital.
See Note 2 “Regulatory Matters” of the Company’s Condensed Consolidated Financial Statements in Item 1 of this Form 10-Q for information related to the Order.
The current and projected capital positions of the Company and the Bank and the impact of capital plans and long-term strategies are reviewed regularly by management. The Company policy is to maintain the Bank’s ratios above the prescribed well-capitalized leverage, Tier 1 risk-based and total risk-based capital ratios of 5%, 6% and 10%, respectively, at all times.
Off-Balance Sheet Arrangements
Loan Commitments. In the normal course of business, there are various commitments outstanding to extend credits that are not reflected in the financial statements. Commitments to extend credit and letters of credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Annual review of commercial credit lines, letters of credit and ongoing monitoring of outstanding balances reduces the risk of loss associated with these commitments. As of March 31, 2011, the Company had $70.6 million in unfunded loan commitments and $133 thousand in letters of credit. This compares to $71.6 million in unfunded loan commitments and $164 thousand in letters of credit at December 31, 2010. Of the $70.6 million in unfunded loan commitments, $32.8 million and $37.8 million represented commitments to commercial and consumer customers, respectively. Of the total unfunded commitments at March 31, 2011, $35.9 million were secured by real estate, of which $7.5 million was secured by commercial real estate and $28.4 million was secured by residential real estate in the form of equity lines of credit. The commercial loan commitments not secured by real estate primarily represent business lines of credit, while the consumer loan commitments not secured by real estate primarily represent revolving credit card lines. Since, some of the commitments are expected to expire without being drawn upon; the total commitment amounts do not necessarily represent future cash requirements.

Operating Leases. The Company leases one depository branch, one lending office and one loan administration office and two non branch automated teller machine locations. Total rental expenses under all operating leases, including premises, totaled $46,000 and a credit of $95,000, during the three months ended March 31, 2011 and 2010, respectively. The expiration dates of the leases vary, with the first such lease expiring during 2011 and the last such lease expiring during 2015.
The increase in rental expense during 2011 resulted from the purchase of our Redding branch building on March 31, 2010. Previously we had leased this building. Under the terms of the lease agreement we were provided free rent for a period of time; however, in accordance with applicable accounting standards we recognized monthly rent expense equal to the total payments required under the lease dividend by the term of the lease in months. At the time of the purchase we reversed this accrual recognizing a $184 thousand reduction in rental expense.
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
The Company is a member of the FHLB and can borrow up to $93,475,000 from the FHLB secured by commercial and residential mortgage loans with carrying values totaling $147,640,000. The Company is required to hold FHLB stock as a condition of membership. At March 31, 2011, the Company held $2,188,000 of FHLB stock which is recorded as a component of other assets. At this level of stock holdings the Company can borrow up to $46,561,000. There were no borrowings outstanding as of March 31, 2011. To borrow the $93,475,000 in available credit the Company would need to purchase $2,205,000 in additional FHLB stock. In addition, the Company has the ability to secure advances through the FRB discount window. These advances also must be collateralized.
Customer deposits are the Company’s primary source of funds. Total deposits were $414.9 million as of March 31, 2011, a decrease of $10.0 million, or 2%, from the December 31, 2010 balance of $424.9 million. Deposits are held in various forms with varying maturities. The Company’s securities portfolio, Federal funds sold, Federal Home Loan Bank advances, and cash and due from banks serve as the primary sources of liquidity, providing adequate funding for loans during periods of high loan demand. During periods of decreased lending, funds obtained from the maturing or sale of investments, loan payments, and new deposits are invested in short-term earning assets, such as cash held at the FRB, Federal funds sold and investment securities, to serve as a source of funding for future loan growth. Management believes that the Company’s available sources of funds, including borrowings, will provide adequate liquidity for its operations in the foreseeable future.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
As a smaller reporting company we are not required to provide the information required by this item.

ITEM 4.	CONTROLS AND PROCEDURES
The Company’s Interim Chief Executive Officer and Interim Chief Financial Officer, based on their evaluation of the Company’s disclosure controls and procedures as of the end of the Company’s fiscal quarter ended March 31, 2011 (as defined in Exchange Act Rule 13a—15(e), have concluded that the Company’s disclosure controls and procedures are adequate and effective for purposes of Rule 13a—15(e) in timely alerting them to material information relating to the Company required to be included in the Company’s filings with the SEC under the Securities Exchange Act of 1934.
There were no significant changes in the Company’s internal control over financial reporting or in other factors that could significantly affect internal controls that occurred during the Company’s fiscal quarter ended March 31, 2011.
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
Under the terms of the Series A Preferred Stock, Plumas Bancorp is required to pay dividends on a quarterly basis at a rate of 5% per year for the first five years, after which the dividend rate automatically increases to 9%. Dividend payments on the Series A Preferred Stock may be deferred without default, but the dividend is cumulative and, if Plumas Bancorp fails to pay dividends for six quarters, the holder will have the right to appoint representatives to Plumas Bancorp’ board of directors. As previously disclosed, Plumas Bancorp has determined to defer regularly scheduled quarterly interest payments on its Series A Preferred Stock. Therefore, Plumas Bancorp is currently in arrears with the dividend payments on the Series A Preferred Stock. As of the date of filing this report, the amount of the arrearage on the dividend payments of the Series A Preferred Stock is $597 thousand.

ITEM 4.	(REMOVED AND RESERVED)
None.

ITEM 5.	OTHER INFORMATION
None.

ITEM 6.	EXHIBITS
The following documents are included or incorporated by reference in this Quarterly Report on Form 10Q:

3.1	Articles of Incorporation as amended of Registrant included as exhibit 3.1 to the Registrant’s Form S-4, File No. 333-84534, which is incorporated by reference herein.

3.2	Bylaws of Registrant as amended on March 16, 2011 included as exhibit 3.2 to the Registrant’s Form 10-K for December 31, 2010, which is incorporated by this reference herein.

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

11	Computation of per share earnings appears in the attached 10-Q under Plumas Bancorp and Subsidiary Notes to Condensed Consolidated Financial Statements as Footnote 7 — Earnings Per Share.

31.1	Rule 13a-14(a) [Section 302] Certification of Principal Financial Officer dated May 5, 2011.

31.2	Rule 13a-14(a) [Section 302] Certification of Principal Executive Officer dated May 5, 2011.

32.1	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 dated May 5, 2011.

32.2	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 dated May 5, 2011.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PLUMAS BANCORP
(Registrant)

Date: May 5, 2011
/s/ Richard L. Belstock
Richard L. Belstock
Interim Chief Financial Officer

/s/ Andrew J. Ryback
Andrew J. Ryback
Interim President and Chief Executive Officer