Form 10-Q
period 2011-06-30
PLUMAS BANCORP
filed 2011-08-05
CIK 1168455

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED June 30, 2011

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of August 5, 2011 4,776,339 shares

PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
PLUMAS BANCORP
CONDENSED CONSOLIDATED BALANCE SHEET
(Unaudited)
(In thousands, except share data)

	June 30,	December 31,
	2011	2010

Assets
Cash and cash equivalents	$62,282	$64,628
Investment securities	45,653	63,017
Loans, less allowance for loan losses of $7,267 at June 30, 2011 and $7,324 at December 31, 2010	296,158	307,151
Premises and equipment, net	13,913	14,431
Bank owned life insurance	10,639	10,463
Real estate and vehicles acquired through foreclosure	6,697	8,884
Accrued interest receivable and other assets	18,309	15,906

Total assets	$453,651	$484,480

Liabilities and Shareholders’ Equity

Deposits:
Non-interest bearing	$111,910	$111,802
Interest bearing	284,630	313,085

Total deposits	396,540	424,887
Accrued interest payable and other liabilities	7,752	11,295
Junior subordinated deferrable interest debentures	10,310	10,310

Total liabilities	414,602	446,492

Commitments and contingencies (Note 6)	—	—

Shareholders’ equity:
Serial preferred stock, no par value; 10,000,000 shares authorized; 11,949 issued and outstanding at June 30, 2011 and December 31, 2010	11,725	11,682
Common stock, no par value; 22,500,000 shares authorized; issued and outstanding — 4,776,339 shares at June 30, 2011 and December 31, 2010	5,962	6,027
Retained earnings	21,137	20,331
Accumulated other comprehensive income (loss)	225	(52)

Total shareholders’ equity	39,049	37,988

Total liabilities and shareholders’ equity	$453,651	$484,480

See notes to unaudited condensed consolidated financial statements.

PLUMAS BANCORP
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
(Unaudited)
(In thousands, except per share data)

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2011	2010	2011	2010
Interest Income:
Interest and fees on loans	$4,302	$4,733	$8,684	$9,502
Interest on investment securities:
Taxable	350	426	700	933
Exempt from Federal income taxes	1	8	6	115
Other	23	14	52	19

Total interest income	4,676	5,181	9,442	10,569

Interest Expense:
Interest on deposits	402	711	901	1,498
Interest on borrowings	—	65	—	134
Interest on junior subordinated deferrable interest debentures	77	76	152	151
Other	8	1	19	2

Total interest expense	487	853	1,072	1,785

Net interest income before provision for loan losses	4,189	4,328	8,370	8,784
Provision for Loan Losses	600	900	2,300	2,400

Net interest income after provision for loan losses	3,589	3,428	6,070	6,384

Non-Interest Income:
Service charges	873	932	1,701	1,830
Sale of merchant processing portfolio	—	1,435	—	1,435
Gain on sale of investments	447	10	612	580
Gain on sale of loans	416	239	1,138	240
Earnings on Bank owned life insurance policies	108	113	225	222
Other	191	236	386	445

Total non-interest income	2,035	2,965	4,062	4,752

Non-Interest Expenses:
Salaries and employee benefits	2,383	2,563	4,754	5,112
Occupancy and equipment	764	822	1,569	1,535
Other	2,401	2,067	3,472	3,515

Total non-interest expenses	5,548	5,452	9,795	10,162

Income before provision for income taxes	76	941	337	974
Provision (Benefit) for Income Taxes	(25)	365	12	264

Net income	$101	$576	$325	$710
Preferred Stock Dividends and Discount Accretion	(171)	(171)	(342)	(342)

Net income (loss) available to common shareholders	$(70)	$405	$(17)	$368

Basic earnings (loss) per share	$(0.01)	$0.08	$0.00	$0.08

Diluted earnings (loss) per share	$(0.01)	$0.08	$0.00	$0.08

See notes to unaudited condensed consolidated financial statements.

PLUMAS BANCORP
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited)
(In thousands)

	For the Six Months
	Ended June 30,
	2011	2010
Cash Flows from Operating Activities:
Net income	$325	$710
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	2,300	2,400
Change in deferred loan origination costs/fees, net	(174)	(95)
Depreciation and amortization	737	875
Stock-based compensation expense	(65)	(28)
Amortization of investment security premiums	201	232
Accretion of investment security discounts	(12)	(38)
Net loss on sale of other real estate	674	37
Net gain on sale of vehicles owned	(1)	(4)
Gain on sale of investments	(612)	(580)
Gain on sale of loans held for sale	(1,138)	(240)
Loans originated for sale	(10,643)	(8,249)
Proceeds from secured borrowing	—	4,885
Proceeds from loan sales	11,109	3,743
Earnings on Bank owned life insurance policies	(176)	(177)
Provision for losses on other real estate	(136)	346
(Increase) decrease in accrued interest receivable and other assets	(2,537)	1,568
Increase in accrued interest payable and other liabilities	1,145	169

Net cash provided by operating activities	997	5,554

Cash Flows from Investing Activities:
Proceeds from matured and called available-for-sale investment securities	12,000	17,720
Purchases of available-for-sale investment securities	(24,187)	(18,179)
Proceeds from principal repayments from available-for-sale government-guaranteed mortgage-backed securities	3,095	3,710
Proceeds from sale of available-for-sale securities	27,351	15,140
Net decrease in loans	3,006	6,260
Proceeds from sale of other vehicles	23	89
Proceeds from sale of other real estate	3,791	2,342
Purchase of premises and equipment	(75)	(1,160)

Net cash provided by investing activities	25,004	25,922

Continued on next page.

PLUMAS BANCORP
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited)
(In thousands)
(Continued)

	For the Six Months
	Ended June 30,
	2011	2010
Cash Flows from Financing Activities:
Net (decrease) in demand, interest bearing and savings deposits	$(6,549)	$(11,684)
Net (decrease) increase in time deposits	(21,798)	3,345
Net decrease in short-term borrowings	—	(20,000)
Payment of cash dividends on preferred stock	—	(150)

Net cash used in financing activities	(28,347)	(28,489)

(Decrease) increase in cash and cash equivalents	(2,346)	2,987
Cash and Cash Equivalents at Beginning of Year	64,628	59,493

Cash and Cash Equivalents at End of Period	$62,282	$62,480

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:
Interest expense	$1,045	$1,609
Income taxes	$2	$—

Non-Cash Investing Activities:
Real estate and vehicles acquired through foreclosure	$2,044	$1,264
Net change in unrealized income on available-for-sale securities	$277	$124
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
The Bank’s deposits are insured by the Federal Deposit Insurance Corporation (FDIC) up to applicable legal limits. The Bank participated in the Federal Deposit Insurance Corporation (FDIC) Transaction Account Guarantee Program. Under the program, through December 31, 2010, all noninterest-bearing transaction accounts were fully guaranteed by the FDIC for the entire amount in the account. On July 21, 2010, President Barack Obama signed the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”), which, in part, permanently raised the current standard maximum deposit insurance amount to $250,000. Amendments related to the enactment of the Dodd-Frank Act now provide full deposit insurance coverage for noninterest bearing deposit transaction accounts beginning December 31, 2010 for an additional two year period.
2. REGULATORY MATTERS
Effective March 16, 2011, in connection with the Bank’s regularly scheduled 2010 Joint FDIC and California Department of Financial Institutions (“DFI”) examination, the Bank entered into a Consent Order (“Agreement”) with the FDIC and the DFI. The FDIC and DFI in the Agreement, require certain actions to be taken by the Bank including among others:
•
Within 240 days of the date of the Agreement, increase and maintain the Bank’s leverage ratio to at least 10% and within 120 days of the date of the Agreement, maintain its total risk-based capital ratio at 13% or more;

•
Reduce or eliminate certain classified assets to a level not exceeding sixty percent of Tier I Capital and allowance for loan and lease losses (“ALLL”) or by approximately $19.4 million within 180 days of the date of the Agreement and reducing them to fifty percent of Tier I Capital and ALLL or by an additional $4.9 million within 240 days of the Agreement;

•
Obtain an independent study of the management and personnel structure of the Bank within 150 days of the date of the Agreement to determine whether the Bank is staffed by qualified individuals commensurate with its size and risk profile to ensure the safe and profitable operation of the Bank;

•	Not pay cash dividends to Plumas Bancorp without the prior written consent of the FDIC and DFI.
One of Management’s top priorities has and will continue to be to reduce its problem assets. The Agreement serves to formalize and reinforce the Company’s on-going plans to strengthen the Company’s operations and to implement the Bank’s strategic plan. Currently the Bank has exceeded the Agreement’s total risk-based capital ratio goal of 13% and Management expects to achieve the leverage ratio target of 10% by year end through a combination of profit retention and a reduction in higher rate deposits resulting in a corresponding reduction in lower rate interest-earning assets. As of June 30, 2011 the Bank’s leverage ratio was 9.6% and total risk-based capital ratio was 14.5%.

The Agreement will remain effective until amended, suspended or terminated by the FDIC and DFI. The Bank and its management have already undertaken multiple initiatives to comply with the terms of the Agreement, and will diligently continue such effort during the life of the Agreement.
On July 28, 2011 the Company entered into an agreement with the Federal Reserve Bank of San Francisco (the “FRB Agreement”).Under the terms of the FRB Agreement, Plumas Bancorp has agreed to take certain actions that are designed to maintain its financial soundness so that it may continue to serve as a source of strength to the Bank. Among other things, the FRB Agreement requires prior written approval related to the payment or taking of dividends and distributions, making any distributions of interest, principal or other sums on subordinated debentures or trust preferred securities, incurrence of debt, and the purchase or redemption of stock. In addition, the FRB Agreement requires Plumas Bancorp to submit, within 60 days of the FRB Agreement, a written statement of Plumas Bancorp’s planned sources and uses of cash for debt service, operating expense and other purposes for the remainder of 2011 and annually thereafter.
3. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
The condensed consolidated financial statements include the accounts of the Company and the accounts of its wholly-owned subsidiary, Plumas Bank. Plumas Statutory Trust I and Plumas Statutory Trust II are not consolidated into the Company’s consolidated financial statements and, accordingly, are accounted for under the equity method. In the opinion of management, the unaudited condensed consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the Company’s financial position at June 30, 2011 and December 31, 2010 and its results of operations for the three-month and six-month periods ended June 30, 2011 and 2010 and its cash flows for the six-month periods ended June 30, 2011 and 2010. Certain reclassifications have been made to prior period’s balances to conform to classifications used in 2011.
The unaudited condensed consolidated financial statements of the Company have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim reporting on Form 10-Q. Accordingly, certain disclosures normally presented in the notes to the annual consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been omitted. The Company believes that the disclosures are adequate to make the information not misleading. These interim financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s 2010 Annual Report to Shareholders on Form 10-K. The results of operations for the three-month and six-month periods ended June 30, 2011 may not necessarily be indicative of future operating results. In preparing such financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the balance sheet and revenues and expenses for the periods reported. Actual results could differ significantly from those estimates.
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

4. INVESTMENT SECURITIES
The amortized cost and estimated fair value of investment securities at June 30, 2011 and December 31, 2010 consisted of the following:

	June 30, 2011
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

Debt securities:
U.S. Treasury securities	$1,008,000	$3,000		$1,011,000
U.S. Government agencies	30,313,000	188,000		30,501,000
U.S. Government agencies collateralized by mortgage obligations	13,949,000	192,000		14,141,000

	$45,270,000	$383,000	$—	$45,653,000

Unrealized gains on available-for-sale investment securities totaling $383,000 were recorded, net of $158,000 in tax benefit, as accumulated other comprehensive income within shareholders’ equity at June 30, 2011. During the six months ended June 30, 2011 the Company sold twenty-five available-for-sale securities for $27,351,000. The Company realized a gain on sale from twenty-three of these securities totaling $636,000 and a loss on sale on two securities of $24,000 resulting in the recognition of a $612,000 net gain on sale. During the six months ended June 30, 2010 the Company sold forty-two available-for-sale securities for $15,140,000, recording a $580,000 gain on sale. There were no securities sold at a loss during the six months ended June 30, 2010.

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

There were no investment securities with unrealized losses at June 30, 2011. Investment securities with unrealized losses at December 31, 2010 are summarized and classified according to the duration of the loss period as follows:

	Less than 12 Months
	Estimated
	Fair	Unrealized
	Value	Losses
Debt securities:
U.S. Government agencies	$14,763,000	$290,000
U.S. Government agencies collateralized by mortgage obligations	13,205,000	107,000
Obligations of states and political subdivisions	282,000	26,000

	$28,250,000	$423,000

The amortized cost and estimated fair value of investment securities at June 30, 2011 by contractual maturity are shown below. Expected maturities will differ from contractual maturities because the issuers of the securities may have the right to call or prepay obligations with or without call or prepayment penalties.

		Estimated
	Amortized	Fair
	Cost	Value
Within one year	$1,008,000	$1,011,000
After one year through five years	30,313,000	30,501,000

	31,321,000	31,512,000
Investment securities not due at a single maturity date:
Government-guaranteed mortgage- backed securities	13,949,000	14,141,000

	$45,270,000	$45,653,000

Investment securities with amortized costs totaling $41,309,000 and $36,828,000 and estimated fair values totaling $41,678,000 and $36,814,000 at June 30, 2011 and December 31, 2010, respectively, were pledged to secure deposits, including public deposits and treasury, tax and loan accounts.

5. LOANS
Outstanding loans are summarized below, in thousands:

	June 30,	December 31,
	2011	2010
Commercial	$30,547	$33,433
Agricultural	40,784	38,469
Real estate — residential	43,614	43,291
Real estate — commercial	117,618	119,222
Real estate — construction and land development	24,621	31,199
Equity lines of credit	36,910	36,946
Installment	2,906	2,879
Other	6,101	8,761

	303,101	314,200
Deferred loan costs, net	324	275
Allowance for loan losses	(7,267)	(7,324)

	$296,158	$307,151

At June 30, 2011 and December 31, 2010, nonaccrual loans totaled $20,855,000 and $25,313,000, respectively.
Changes in the allowance for loan losses were as follows, in thousands:

	Six Months Ended June 30,
	2011	2010
Balance, beginning of period	$7,324	$9,568
Provision charged to operations	2,300	2,400
Losses charged to allowance	(2,573)	(5,945)
Recoveries	216	123

Balance, end of period	$7,267	$6,146

The following table shows the loan portfolio allocated by management’s internal risk ratings at the dates indicated, in thousands:

	Commercial Credit Exposure
	Credit Risk Profile by Internally Assigned Grade
			Real Estate-	Real Estate-	Real Estate-
June 30, 2011	Commercial	Agricultural	Residential	Commercial	Construction	Equity LOC	Total
Grade:
Pass	$26,068	$36,257	$40,052	$93,650	$13,038	$34,532	$243,597
Watch	515	1,674	878	8,248	2,458	508	14,281
Substandard	3,765	2,853	2,670	15,720	8,924	1,748	35,680
Doubtful	199	—	14	—	201	122	536

Total	$30,547	$40,784	$43,614	$117,618	$24,621	$36,910	$294,094

	Commercial Credit Exposure
	Credit Risk Profile by Internally Assigned Grade
			Real Estate-	Real Estate-	Real Estate-
December 31, 2010	Commercial	Agricultural	Residential	Commercial	Construction	Equity LOC	Total
Grade:
Pass	$28,923	$34,081	$39,194	$96,527	$15,987	$34,787	$249,499
Watch	904	646	1,738	8,192	2,165	585	14,230
Substandard	3,606	3,742	2,295	14,503	12,982	1,502	38,630
Doubtful	—	—	64	—	65	72	201

Total	$33,433	$38,469	$43,291	$119,222	$31,199	$36,946	$302,560

	Consumer Credit Exposure			Consumer Credit Exposure
	Credit Risk Profile Based on Payment Activity			Credit Risk Profile Based on Payment Activity
	June 30, 2011			December 31, 2010
	Installment	Other	Total	Installment	Other	Total
Grade:
Performing	$2,836	$5,903	$8,739	$2,830	$8,643	$11,473
Non-performing	70	198	268	49	118	167

Total	$2,906	$6,101	$9,007	$2,879	$8,761	$11,640

The following tables show the allocation of the allowance for loan losses by impairment methodology at the dates indicated, in thousands:

			Real Estate-	Real Estate-	Real Estate-
	Commercial	Agricultural	Residential	Commercial	Construction	Equity LOC	Installment	Other	Total
Six months end June 30, 2011:
Allowance for Loan Losses
Beginning balance	$760	$184	$632	$1,819	$3,011	$652	$66	$200	$7,324
Charge-offs	(166)	(94)	(48)	(244)	(1,789)	(72)	(64)	(97)	(2,574)
Recoveries	41	102	—	1	5	—	7	61	217
Provision	420	66	(26)	307	1,447	(28)	108	6	2,300

Ending balance	$1,055	$258	$558	$1,883	$2,674	$552	$117	$170	$7,267

Three months ended June 30, 2011:
Allowance for Loan Losses
Beginning balance	$944	$170	$691	$2,040	$3,994	$648	$99	$173	$8,759
Charge-offs	(87)	—	—	(244)	(1,789)	(1)	(12)	(40)	(2,173)
Recoveries	35	—	—	1	5	—	3	37	81
Provision	163	88	(133)	86	464	(95)	27	—	600

Ending balance	$1,055	$258	$558	$1,883	$2,674	$552	$117	$170	$7,267

June 30, 2011:

Allowance for Loan Losses
Ending balance: individually evaluated for impairment	$310	$101	$143	$121	$942	$75	$15	$10	$1,717

Ending balance: collectively evaluated for impairment	$745	$157	$415	$1,762	$1,732	$477	$102	$160	$5,550

Loans
Ending balance	$30,547	$40,784	$43,614	$117,618	$24,621	$36,910	$2,906	$6,101	$303,101

Ending balance: individually evaluated for impairment	$3,183	$1,378	$3,568	$6,478	$8,474	$1,248	$141	$118	$24,588

Ending balance: collectively evaluated for impairment	$27,364	$39,406	$40,046	$111,140	$16,147	$35,662	$2,765	$5,983	$278,513

December 31, 2010:

Allowance for Loan Losses
Ending balance	$760	$184	$632	$1,819	$3,011	$652	$66	$200	$7,324

Ending balance: individually evaluated for impairment	$22	$—	$121	$201	$1,479	$72	$8	$—	$1,903

Ending balance: collectively evaluated for impairment	$738	$184	$511	$1,618	$1,532	$580	$58	$200	$5,421

Loans
Ending balance	$33,433	$38,469	$43,291	$119,222	$31,199	$36,946	$2,879	$8,761	$314,200

Ending balance: individually evaluated for impairment	$2,706	$868	$3,870	$8,204	$11,501	$1,382	$106	$118	$28,755

Ending balance: collectively evaluated for impairment	$30,727	$37,601	$39,421	$111,018	$19,698	$35,564	$2,773	$8,643	$285,445

The following table shows an aging analysis of the loan portfolio by the time past due, in thousands:

		90 Days
	30-89 Days	and Still		Total
	Past Due	Accruing	Nonaccrual	Past Due	Current	Total

As of June 30, 2011:
Commercial:
Commercial	$872	$—	$3,068	$3,940	$26,607	$30,547
Agricultural	—	—	1,378	1,378	39,406	40,784
Real estate — construction	18	—	6,478	6,496	18,125	24,621
Real estate — commercial	2,619	—	6,478	9,097	108,521	117,618
Residential:
Real estate — residential	787	100	2,017	2,904	40,710	43,614
Equity LOC	385	—	1,248	1,633	35,277	36,910
Consumer:
Installment	141	—	70	211	2,695	2,906
Other	284	80	118	482	5,619	6,101

Total	$5,106	$180	$20,855	$26,141	$276,960	$303,101

As of December 31, 2010:

Commercial:
Commercial	$352	$—	$2,706	$3,058	$30,375	$33,433
Agricultural	272	—	868	1,140	37,329	38,469
Real estate — construction	136	—	9,797	9,933	21,266	31,199
Real estate — commercial	802	—	8,204	9,006	110,216	119,222
Residential:
Real estate — residential	400	—	2,189	2,589	40,702	43,291
Equity LOC	494	—	1,382	1,876	35,070	36,946
Consumer:
Installment	56	—	49	105	2,774	2,879
Other	348	45	118	511	8,250	8,761

Total	$2,860	$45	$25,313	$28,218	$285,982	$314,200

The following table shows information related to impaired loans at the dates indicted, in thousands:

		Unpaid		Average	Interest
	Recorded	Principal	Related	Recorded	Income
	Investment	Balance	Allowance	Investment	Recognized
As of June 30, 2011:

With no related allowance recorded:
Commercial	$2,354	$2,693
Agricultural	1,033	1,263
Real estate — construction	2,535	3,219
Real estate — commercial	5,237	5,335
Real estate — residential	1,455	1,455
Equity Lines of Credit	1,173	1,173
Installment	126	126
Other	107	107
With an allowance recorded:
Commercial	829	829	$310
Agricultural	345	345	101
Real estate — construction	5,939	5,939	942
Real estate — commercial	1,241	1,241	121
Real estate — residential	2,113	2,124	143
Equity Lines of Credit	75	75	75
Installment	15	15	15
Other	11	11	10
Total:
Commercial	3,183	3,522	310	$3,070	$7
Agricultural	1,378	1,608	101	1,070	14
Real estate — construction	8,474	9,158	942	10,619	74
Real estate — commercial	6,478	6,576	121	7,313	59
Real estate — residential	3,568	3,579	143	3,591	75
Equity Lines of Credit	1,248	1,248	75	1,335	10
Installment	141	141	15	126	4
Other	118	118	10	124	6

Total	$24,588	$25,950	$1,717	$27,248	$249

As of December 31, 2010:

With no related allowance recorded:
Commercial	$2,680	$3,018
Agricultural	868	1,109
Real estate — construction	4,151	5,169
Real estate — commercial	5,994	5,994
Real estate — residential	2,244	2,245
Equity Lines of Credit	1,310	1,310
Installment	98	98
Other	118	118
With an allowance recorded:
Commercial	26	26	$22
Agricultural	—	—	—
Real estate — construction	7,350	8,770	1,479
Real estate — commercial	2,210	2,210	201
Real estate — residential	1,626	1,743	121
Equity Lines of Credit	72	72	72
Installment	8	8	8
Other	—	—	—
Total:
Commercial	2,706	3,044	22	$1,924	$11
Agricultural	868	1,109	—	1,454	102
Real estate — construction	11,501	13,939	1,479	8,440	100
Real estate — commercial	8,204	8,204	201	7,516	261
Real estate — residential	3,870	3,988	121	750	121
Equity Lines of Credit	1,382	1,382	72	565	—
Installment	106	106	8	44	2
Other	118	118	—	140	11

Total	$28,755	$31,890	$1,903	$20,833	$608

6. COMMITMENTS AND CONTINGENCIES
The Company is party to claims and legal proceedings arising in the ordinary course of business. In the opinion of the Company’s management, the amount of ultimate liability with respect to such proceedings will not have a material adverse effect on the financial condition or results of operations of the Company taken as a whole.
In the normal course of business, there are various outstanding commitments to extend credit, which are not reflected, in the financial statements, including loan commitments of $67,152,000 and $71,605,000 and stand-by letters of credit of $56,000 and $164,000 at June 30, 2011 and December 31, 2010, respectively.
Of the loan commitments outstanding at June 30, 2011, $3,238,000 are real estate construction loan commitments that are expected to fund within the next twelve months. The remaining commitments primarily relate to revolving lines of credit or other commercial loans, and many of these are expected to expire without being drawn upon. Therefore, the total commitments do not necessarily represent future cash requirements. Each loan commitment and the amount and type of collateral obtained, if any, are evaluated on an individual basis. Collateral held varies, but may include real property, bank deposits, debt or equity securities or business assets.
Stand-by letters of credit are conditional commitments written to guarantee the performance of a customer to a third party. These guarantees are primarily related to the purchases of inventory by commercial customers and are typically short-term in nature. Credit risk is similar to that involved in extending loan commitments to customers and accordingly, evaluation and collateral requirements similar to those for loan commitments are used. The deferred liability related to the Company’s stand-by letters of credit was not significant at June 30, 2011 or December 31, 2010.
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

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
(In thousands, except share and per share data)	2011	2010	2011	2010
Net Income (loss):
Net income (loss)	$101	$576	$325	$710
Dividends on preferred shares	(171)	(171)	(342)	(342)

Net income (loss) available to common shareholders	$(70)	$405	$(17)	$368

Earnings Per Share:
Basic earnings (loss) per share	$(0.01)	$0.08	$0.00	$0.08
Diluted earnings (loss) per share	$(0.01)	$0.08	$0.00	$0.08
Weighted Average Number of Shares Outstanding:
Basic shares	4,776	4,776	4,776	4,776
Diluted shares	4,776	4,776	4,776	4,776
Shares of common stock issuable under stock options for which the exercise prices were greater than the average market prices were not included in the computation of diluted earnings per share due to their antidilutive effect. When a net loss occurs, no difference in earnings per share is calculated because the conversion of potential common stock is anti-dilutive.

8. COMPREHENSIVE INCOME (LOSS)
Total comprehensive income for the three months ended June 30, 2011 and 2010 totaled $459,000 and $890,000, respectively. Comprehensive income is comprised of unrealized income, net of taxes, on available-for-sale investment securities, which were $358,000 and $314,000 for the three months ended June 30, 2011 and 2010, respectively, together with net income.
Total comprehensive income for the six months ended June 30, 2011 and 2010 totaled $602,000 and $834,000, respectively. Comprehensive income is comprised of unrealized gains, net of taxes, on available-for-sale investment securities, which were $277,000 and $124,000 for the six months ended June 30, 2011 and 2010, respectively, together with net income.
At June 30, 2011 and December 31, 2010, accumulated other comprehensive income (loss) totaled $225,000 and $(52,000), respectively, and is reflected, net of taxes, as a component of shareholders’ equity.
9. STOCK-BASED COMPENSATION
In 2001 and 1991, the Company established Stock Option Plans for which 550,405 shares of common stock remain reserved for issuance to employees and directors and no shares are available for future grants under incentive and nonstatutory agreements as of June 30, 2011.
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

Six Months
Ended
June 30, 2011
Expected life of stock options	5.3 years
Interest rate—stock options	2.26%
Volatility—stock options	46.1%
Dividend yields	3.05%
Weighted-average fair value of options granted during the period	$0.99
No options were granted during the three months ended June 30, 2011 or the six months ended June 30, 2010.
During the six months ended June 30, 2011 and 2010 the Company recognized a net reversal of compensation cost related to a revision in the estimated forfeiture rate. This resulted in a credit to operating expense of $65,000 and $28,000 during the six months ended June 30, 2011 and June 30, 2010, respectively and a reduction in the future income tax benefit of $2,000 and $1,000, respectively.
Compensation cost related to stock options recognized in operating results was $18,000 and $44,000 for the quarters ended June 30, 2011 and 2010, respectively. The associated future income tax benefit recognized was $1,000 and $3,000 for the quarters ended June 30, 2011 and 2010 respectively.

The following table summarizes information about stock option activity for the six months ended June 30, 2011:

			Weighted
			Average
		Weighted	Remaining
		Average	Contractual
		Exercise	Term	Intrinsic Value
	Shares	Price	(in years)	(in thousands)
Options outstanding at December 31, 2010	312,030	$13.41
Options granted	248,000	$2.95
Options exercised	—	—
Options cancelled	(9,625)	$4.55

Options outstanding at June 30, 2011	550,405	$8.85	5.1	$—

Options exercisable at June 30, 2011	294,137	$13.46	3.1	$—

Expected to vest after June 30, 2011	210,223	$3.57	7.5	$—

At June 30, 2011, there was $161,000 of total unrecognized compensation cost related to non-vested stock option awards which is expected to be recognized over a weighted-average period of 3.3 years. The total fair value of options vested during the six months ended June 30, 2011 was $148,000.
10. INCOME TAXES
The Company files its income taxes on a consolidated basis with its subsidiary. The allocation of income tax expense (benefit) represents each entity’s proportionate share of the consolidated provision for income taxes.
Deferred tax assets and liabilities are recognized for the tax consequences of temporary differences between the reported amount of assets and liabilities and their tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The determination of the amount of deferred income tax assets which are more likely than not to be realized is primarily dependent on projections of future earnings, which are subject to uncertainty and estimates that may change given economic conditions and other factors. The realization of deferred income tax assets is assessed and a valuation allowance is recorded if it is “more likely than not” that all or a portion of the deferred tax asset will not be realized. “More likely than not” is defined as greater than a 50% chance. All available evidence, both positive and negative is considered to determine whether, based on the weight of that evidence, a valuation allowance is needed. Based upon our analysis of available evidence, we have determined that it is “more likely than not” that all of our deferred income tax assets as of June 30, 2011 and December 31, 2010 will be fully realized and therefore no valuation allowance was recorded. On the consolidated balance sheet, net deferred tax assets are included in accrued interest receivable and other assets.
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
Interest expense and penalties associated with unrecognized tax benefits, if any, are classified as income tax expense in the consolidated statement of operations. There have been no significant changes to unrecognized tax benefits or accrued interest and penalties for the quarter ended June 30, 2011.

11. FAIR VALUE MEASUREMENT
Fair Value of Financial Instruments
The estimated fair values of the Company’s financial instruments are as follows:

	June 30, 2011		December 31, 2010
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Financial assets:
Cash and cash equivalents	$62,282,000	$62,282,000	$64,628,000	$64,628,000
Investment securities	45,653,000	45,653,000	63,017,000	63,017,000
Loans	296,158,000	296,827,000	307,151,000	304,045,000
FHLB stock	2,095,000	2,095,000	2,188,000	2,188,000
Bank owned life insurance	10,639,000	10,639,000	10,463,000	10,463,000
Accrued interest receivable	1,576,000	1,576,000	1,784,000	1,784,000
Financial liabilities:
Deposits	$396,540,000	$396,758,000	$424,887,000	$425,009,000
Junior subordinated deferrable interest debentures	10,310,000	3,034,000	10,310,000	2,992,000
Accrued interest payable	650,000	650,000	623,000	623,000
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
The following methods and assumptions were used by management to estimate the fair value of its financial instruments at June 30, 2011 and December 31, 2010:
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
Management monitors the availability of observable market data to assess the appropriate classification of financial instruments within the fair value hierarchy. Changes in economic conditions or model-based valuation techniques may require the transfer of financial instruments from one fair value level to another. In such instances, the transfer is reported at the beginning of the reporting period. There were no transfers between levels during the six months ended June 30, 2011 or twelve months ended December 31, 2010.
Management evaluates the significance of transfers between levels based upon the nature of the financial instrument and size of the transfer relative to total assets, total liabilities or total earnings.

The following tables present information about the Company’s assets and liabilities measured at fair value on a recurring and non recurring basis as of June 30, 2011 and December 31, 2010, and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value:
Assets and liabilities measured at fair value on a recurring basis at June 30, 2011 are summarized below:

		Fair Value Measurements at June 30, 2011 Using
		Quoted Prices in	Significant Other	Significant
	Total Fair	Active Markets for	Observable Inputs	Unobservable Inputs
	Value	Identical Assets (Level 1)	(Level 2)	(Level 3)

Assets:

U.S. Treasury securities	$1,011,000	$1,011,000
U.S. Government Agencies	30,501,000	30,501,000
U.S. Government agencies collateralized by mortgage obligations	14,141,000		$14,141,000

	$45,653,000	$31,512,000	$14,141,000	$0

Assets and liabilities measured at fair value on a recurring basis at December 31, 2010 are summarized below:

		Fair Value Measurements at December 31, 2010 Using
		Quoted Prices in	Significant Other	Significant
	Total Fair	Active Markets for	Observable Inputs	Unobservable Inputs
	Value	Identical Assets (Level 1)	(Level 2)	(Level 3)

Assets:

U.S. Treasury securities	$1,032,000	$1,032,000
U.S. Government agencies	40,430,000	40,430,000
U.S. Government agencies collateralized by mortgage obligations	21,273,000		$21,273,000
Obligations of states and political
subdivisions	282,000	282,000

	$63,017,000	$41,744,000	$21,273,000	$0

The fair value of securities available-for-sale equals quoted market price, if available. If quoted market prices are not available, fair value is determined using quoted market prices for similar securities. There were no changes in the valuation techniques used during 2011 or 2010. Changes in fair market value are recorded in other comprehensive income.

Assets and liabilities measured at fair value on a non-recurring basis at June 30, 2011 are summarized below:

		Fair Value Measurements at June 30, 2011 Using
		Quoted Prices in		Significant
		Active Markets for	Significant Other	Unobservable	Total
		Identical Assets	Observable Inputs	Inputs	Gains
	Total Fair Value	(Level 1)	(Level 2)	(Level 3)	(Losses)

Assets:

Impaired loans:
Commercial	$1,363,000		$1,363,000		$(278,000)
Agricultural	394,000		394,000		(101,000)
Real estate — residential	1,970,000		1,970,000		(38,000)
Real estate — commercial	1,842,000		1,842,000		(92,000)
Real estate — construction and land development	6,136,000		6,136,000		(730,000)
Equity lines of credit	—		—		(75,000)
Installment	—		—		(15,000)
Other	—		—		(10,000)

Total impaired loans	11,705,000		11,705,000		(1,339,000)
Other real estate	6,684,000		6,684,000		136,000

	$18,389,000	$—	$18,389,000	$—	$(1,203,000)

Assets and liabilities measured at fair value on a non-recurring basis at December 31, 2010 are summarized below:

		Fair Value Measurements at December 31, 2010 Using
		Quoted Prices in		Significant
		Active Markets for	Significant Other	Unobservable
		Identical Assets	Observable Inputs	Inputs	Total Gains
	Total Fair Value	(Level 1)	(Level 2)	(Level 3)	(Losses)

Assets:

Impaired loans
Commercial	$914,000		$914,000		$(259,000)
Agricultural	243,000		243,000		(117,000)
Real estate — residential	1,505,000		1,505,000		(213,000)
Real estate — commercial	2,009,000		2,009,000		(201,000)
Real estate — construction and land development	8,850,000		8,850,000		(559,000)
Equity lines of credit	—		—		(10,000)
Installment	—		—		(8,000)
Other	—		—		11,000

Total impaired loans	13,521,000		13,521,000		(1,356,000)
Other real estate	8,867,000		8,867,000		(235,000)

	$22,388,000	$—	$22,388,000	$—	$(1,591,000)

The Company has no liabilities which are reported at fair value.

The following methods were used to estimate the fair value of each class of assets above.
Impaired Loans: The fair value of impaired loans is based on the fair value of the collateral, if collateral dependent or the present value of the expected cash flows discounted at the loan’s effective rate for those loans not collateral dependent. If the Company determines that the value of an impaired loan is less than the recorded investment in the loan, the carrying value is adjusted through a charge-off recorded through the allowance for loan losses. Total losses of $1,339,000 and $1,356,000 represent impairment charges recognized during the six months and year ended June 30, 2011 and December 31, 2010, respectively related to the above impaired loans.
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
INTRODUCTION
The following discussion and analysis sets forth certain statistical information relating to the Company as of June 30, 2011 and December 31, 2010 and for the three and six month periods ended June 30, 2011 and 2010. This discussion should be read in conjunction with the condensed consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q and the consolidated financial statements and notes thereto included in Plumas Bancorp’s Annual Report filed on Form 10-K for the year ended December 31, 2010.
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
IMPACT OF RECENT LEGISLATION
On July 21, 2010, President Obama signed into law the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”), which significantly changed the regulation of financial institutions and the financial services industry. The Dodd-Frank Act includes provisions affecting large and small financial institutions alike, including several provisions that will affect how community banks, thrifts, and small bank and thrift holding companies will be regulated in the future. Among other things, these provisions abolish the Office of Thrift Supervision and transfer its functions to the other federal banking agencies, relax rules regarding interstate branching, allow financial institutions to pay interest on business checking accounts, permanently raises the current standard maximum deposit insurance amount to $250,000, and impose new capital requirements on bank and thrift holding companies. The Dodd-Frank Act also establishes the Bureau of Consumer Financial Protection as an independent entity within the Federal Reserve, which will be given the authority to promulgate consumer protection regulations applicable to all entities offering consumer financial services or products, including banks. The Company’s management is actively reviewing the provisions of the Dodd-Frank Act, many of which are phased-in over the next several months and years, and assessing its probable impact on the operations of the Company. However, the ultimate effect of the Dodd-Frank Act on the financial services industry in general, and the Company in particular, is uncertain at this time.

OVERVIEW
The Company recorded net income of $325 thousand for the six months ended June 30, 2011, down $385 thousand from net income of $710 thousand during the six months ended June 30, 2010. The reduction in income was primarily related to a decline of $690 thousand in non-interest income due to a $1.4 million one-time gain on the sale of its merchant card portfolio recorded during June 2010. The effect of this was partially offset in the 2011 period by an $898 thousand increase in gains on the sale of government guaranteed loans. Net interest income declined by $414 thousand from $8.8 million during the 2010 period to $8.4 million during the six months ended June 30, 2011. These declines in revenue were partially offset by declines of $367 thousand in non-interest expense and $252 thousand in the provision for income taxes. In addition, loan loss provision declined by $100 thousand from $2.4 million during the first six months of 2010 to $2.3 million during the current six month period.
Primarily related to a decrease in loan balances, interest income declined by $1.1 million; however, this was mostly offset by a decline of $713 thousand in interest expense mostly related to a decrease in the rate paid and average balance of interest bearing deposits. Non-interest expense benefited from a $358 thousand decline in salary and benefit expense while a $673 thousand loss on sale of OREO was offset by a $482 thousand decline in the OREO loss provision and a $190 thousand decline in OREO carrying costs. Pre-tax earnings decreased by $637 thousand from $974 thousand during the six months ended June 30, 2010 to $337 thousand during the current six month period. The provision for income taxes decreased from $264 thousand during the 2010 period to $12 thousand during the current six month period.
Net income (loss) allocable to common shareholders decreased from income of $368 thousand or $0.08 per share during the six months ended June 30, 2010 to a loss of $17 thousand or $0.00 per share during the current six month period. Income (loss) allocable to common shareholders is calculated by subtracting dividends accrued and discount amortized on preferred stock from net income / (loss).
Total assets at June 30, 2011 were $454 million, a decrease of $30.8 million from $485 million at December 31, 2010. This decrease was mostly related to a net decline in investment securities of $17.4 million resulting from investment security sales of $27.4 million and a decrease in loan balances of $11.0 million. Cash and due from banks decreased by $2.3 million, from $64.6 million at December 31, 2010 to $62.3 million at June 30, 2011 and real estate and vehicles acquired through foreclosure declined by $2.2 million to $6.7 million. These declines were slightly offset by a $2.1 million increase in all other assets.
Deposits decreased by $28.3 million from $425 million at December 31, 2010 to $397 million at June 30, 2011. The decline in deposits was mostly related to maturities from a higher rate promotional time deposit product we began offering in June, 2009 and continued to offer until April 30, 2010. Other liabilities decreased by $3.5 million primarily related to the derecognition of a $4.3 million secured borrowing that was outstanding at December 31, 2010 which represented SBA loans sold but subject to a 90 day premium recourse provision. Under ASC Topic 860, Accounting for Transfers of Financial Assets, we were required to maintain this liability and the related loans on balance sheet until the premium recourse period has passed. Once the 90 days had passed and no premium recourse remains we remove the sold loans from assets and derecognize the secured borrowing. During 2011, the SBA modified its requirement related to the recourse provisions on the sale of SBA loans and, as a result, no longer requires the 90 day premium recourse requirement. Therefore; no secured borrowings were outstanding at June 30, 2011.
The annualized return on average assets was 0.14% for the six months ended June 30, 2011 down from 0.28% for the six months ended June 30, 2010. The annualized return (loss) on average common equity was (0.1%) for the six months ended June 30, 2011 down from 2.7% for the six months ended June 30, 2010.

RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED JUNE 30, 2011
Net interest income before provision for loan losses. Net interest income, on a nontax-equivalent basis, for the six months ended June 30, 2011 was $8.4 million, a decline of $414 thousand from the $8.8 million earned during the same period in 2010. The largest component of the decrease in net interest income was a decline in the average balance of loans. Other changes, resulting in a decrease in net interest income, included a decline in yield on the Company’s loan and investment portfolios and a decrease in the average balance of investments. These items were partially offset by a decline in the average balance of time deposits and long term borrowings and the rate paid on time, NOW and money market deposits. Net interest margin for the six months ended June 30, 2011 decreased 18 basis points, or 4%, to 4.06%, down from 4.24% for the same period in 2010.
Interest income decreased by $1.1 million or 11%, to $9.4 million for the six months ended June 30, 2011 primarily as a result of a decline in the average balance and yield on loans. Interest and fees on loans decreased $818 thousand to $8.7 million for the six months ended June 30, 2011 as compared to $9.5 million during the first half of 2010. The Company’s average loan balances were $307 million for the six months ended June 30, 2011, down $20.0 million, or 6%, from $327 million for the same period in 2010. The decline in loan balances includes net charge-offs which totaled $4.3 million from July 1, 2010 to June 30, 2011 as well as loans transferred to OREO. The average rate earned on the Company’s loan balances decreased by 15 basis points to 5.71% during the first six months of 2011 compared to 5.86% during the first six months of 2010. The decrease in loan yield reflects an increase in nonperforming loans balances which averaged $23.6 million during the six months ended June 30, 2011 and $16.6 million during the same period in 2010. Interest income on investment securities deceased by $342 thousand related to a decrease in average balance of $7.7 million, from $74.8 million for the six months ended June 30, 2010 to $67.1 million during the current period and a decline in yield of 70 basis points. The decline in yield is primarily related to the replacement of matured and sold investment securities with new investments with market yields below those which they replaced. Interest income on other interest-earning assets, which totaled $52 thousand in 2011 and $19 thousand in 2010, relates to interest on cash balances held at the Federal Reserve.
Interest expense on deposits decreased by $597 thousand, or 40%, to $901 thousand for the six months ended June 30, 2011, down from $1,498 thousand for the same period in 2010. This decrease primarily relates to decreases in the average balance and rate paid on time deposits and a decline in the rate paid on NOW and money market accounts.
Interest on time deposits declined by $370 thousand. Average time deposits declined by $18.8 million from $127.4 million during the first six months of 2010 to $108.6 million during the six months ended June 30, 2011. The decrease in time deposits is mostly related to a promotional time deposit product we began offering in June, 2009 and continued to offer until April 30, 2010. These promotional time deposits, which total $18 million at June 30, 2011, will continue to mature through the third quarter of 2011. The average rate paid on these promotional deposits during the six months ended June 30, 2011 was 2%. The average rate paid on time deposits decreased from 1.67% during the first half of 2010 to 1.27% during the current six month period. This decrease primarily relates to a decline in market rates in the Company’s service area and the maturity of the higher rate promotional deposits.
Interest expense on NOW accounts declined by $164 thousand. Rates paid on NOW accounts declined by 31 basis points from 0.52% during the first six months of 2010 to 0.21% during the same period in 2011, as we significantly lowered the rate paid on local public agencies NOW accounts. Although we lost some deposits by lowering this rate; we currently are more focused on the profitability of the public sweep accounts rather than the amount of deposits we can generate from this source.
Interest expense on money market accounts decreased by $71 thousand related to a decrease in rate paid on these accounts of 32 basis points from 0.63% during the six months ended June 30, 2010 to 0.31% during the current six month period. This was primarily related to a significant drop in the rates paid on our money market sweep product.
Interest on long term borrowings decreased by $129 thousand as there were no outstanding long term FHLB borrowings during 2011.
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

	For the Six Months Ended June 30, 2011			For the Six Months Ended June 30, 2010
	Average Balance	Interest	Yield/	Average Balance	Interest	Yield/
	(in thousands)	(in thousands)	Rate	(in thousands)	(in thousands)	Rate

Interest-earning assets:
Loans (1) (2)	$306,908	$8,684	5.71%	$326,884	$9,502	5.86%
Investment securities (1)	67,143	706	2.12%	74,855	1,048	2.82%
Interest-bearing deposits	42,126	52	0.25%	16,388	19	0.23%

Total interest-earning assets	416,177	9,442	4.58%	418,127	10,569	5.10%

Cash and due from banks	12,881			40,966
Other assets	42,679			50,053

Total assets	$471,737			$509,146

Interest-bearing liabilities:
NOW deposits	$97,707	103	0.21%	$103,955	267	0.52%
Money market deposits	40,609	63	0.31%	42,946	134	0.63%
Savings deposits	56,427	49	0.18%	50,032	41	0.17%
Time deposits	108,562	686	1.27%	127,446	1,056	1.67%

Total deposits	303,305	901	0.60%	324,379	1,498	0.93%

Short-term borrowings	6	—	0.15%	1,989	5	0.51%
Long-term borrowings	—	—	0.00%	20,000	129	1.30%
Other interest-bearing liabilities	702	19	5.46%	128	2	3.15%
Junior subordinated debentures	10,310	152	2.97%	10,310	151	2.95%

Total interest-bearing liabilities	314,323	1,072	0.69%	356,806	1,785	1.01%

Non-interest bearing deposits	111,256			105,444
Other liabilities	7,329			8,256
Shareholders’ equity	38,829			38,640

Total liabilities & equity	$471,737			$509,146

Cost of funding interest-earning assets (3)			0.52%			0.86%
Net interest income and margin (4)		$8,370	4.06%		$8,784	4.24%

(1)	Not computed on a tax-equivalent basis.

(2)	Net loan fees/(costs) included in loan interest income for the six-month periods ended June 30, 2011 and 2010 were $41 thousand and $(21) thousand, respectively.

(3)	Total annualized interest expense divided by the average balance of total earning assets.

(4)	Annualized net interest income divided by the average balance of total earning assets.

The following table sets forth changes in interest income and interest expense for the six-month periods indicated and the amount of change attributable to variances in volume, rates and the combination of volume and rates based on the relative changes of volume and rates:

	2011 over 2010 change in net interest income
	for the six months ended June 30
	(in thousands)
	Volume (1)	Rate (2)	Mix (3)	Total

Interest-earning assets:
Loans	$(581)	$(253)	$16	$(818)
Investment securities	(108)	(261)	27	(342)
Other	30	1	2	33

Total interest income	(659)	(513)	45	(1,127)

Interest-bearing liabilities:
NOW deposits	(16)	(158)	10	(164)
Money market deposits	(7)	(67)	3	(71)
Savings deposits	5	3	—	8
Time deposits	(156)	(251)	37	(370)
Short-term borrowings	(5)	(4)	4	(5)
Long-term borrowings	(129)	—	—	(129)
Other interest-bearing liabilities	9	1	7	17
Junior subordinated debentures	—	1	—	1

Total interest expense	(299)	(475)	61	(713)

Net interest income	$(360)	$(38)	$(16)	$(414)

(1)	The volume change in net interest income represents the change in average balance divided by the previous year’s rate.

(2)	The rate change in net interest income represents the change in rate multiplied by the previous year’s average balance.

(3)	The mix change in net interest income represents the change in average balance multiplied by the change in rate.
Provision for loan losses. During the six months ended June 30, 2011 we recorded a provision for loan losses of $2.3 million down $0.1 million from the $2.4 million provision recorded during the first half of 2010. See “Analysis of Asset Quality and Allowance for Loan Losses” for further discussion of loan quality trends and the provision for loan losses.
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
Non-interest income. During the six months ended June 30, 2011 non-interest income decreased by $690 thousand to $4.1 million, from $4.8 million during the six months ended June 30, 2010. This decrease was primarily related to the sale of our merchant processing portfolio in 2010. During June 2010 we entered into an alliance with a world-wide merchant processing leader. In conjunction with this alliance we sold our merchant processing business, recording a one-time gain of $1.4 million. Related to this sale we experienced a decrease in merchant processing income of $112 thousand during the comparison periods. Service charges on deposit accounts declined by $129 thousand primarily related to a decline in overdraft fees as new regulations placed additional restrictions on the Bank in charging overdraft fees on ATM and Point of Sale transactions. Partially offsetting these declines in income was an $898 thousand increase in gain on sale of government guaranteed loans. During the first quarter of 2010 loans sold were subject to a 90 day premium recourse period and therefore no gains were recorded. During 2011, related to a change in SBA requirements guaranteed portions of SBA loans are no longer required to be sold with the 90 day premium recourse requirement. This resulted in recognizing gains for loans sold during the fourth quarter of 2010 as well as loans sold during the six months ended June 30, 2011. In addition during 2011 we continued to grow our government guaranteed loan production as evidenced by an increase in loans originated for sale from $8.2 million during the first six months of 2010 to $10.6 million during the current six month period.

During the six months ended June 30, 2011 we sold investment securities classified as available-for-sale with an amortized cost of $26.7 million recognizing a $612 thousand gain on sale. During the 2010 period we sold investment securities classified as available-for sale with an amortized cost of $14.6 million and recorded a $580 thousand gain on sale.
The following table describes the components of non-interest income for the six-month periods ending June 30, 2011 and 2010, dollars in thousands:

	For the Six Months
	Ended June 30,		Dollar	Percentage
	2011	2010	Change	Change
Service charges on deposit accounts	$1,701	$1,830	$(129)	-7.0%
Gain on sale of loans	1,138	240	898	374%
Gain on sale of securities	612	580	32	5.5%
Earnings on life insurance policies	225	222	3	1.4%
Loan service fees	107	78	29	37.2%
Customer service fees	69	65	4	6.2%
Safe deposit box and night depository income	33	33	—	—%
Merchant processing income	2	114	(112)	-98.2%
Sale of merchant processing portfolio	—	1,435	(1,435)	-100.0%
Other	175	155	20	12.9%

Total non-interest income	$4,062	$4,752	$(690)	-14.5%

Non-interest expenses. We have achieved savings in many categories of non-interest expense resulting in a reduction in non-interest expense of $367 thousand from $10.2 million during the six months ended June 30, 2010 to $9.8 million during the current six month period. Significant reductions in salary and benefits expense, OREO expense and the provision for OREO losses were partially offset by an increase in loss on sale of OREO and an increase in the FDIC insurance assessment.
Salaries and employee benefits decreased by $358 thousand primarily related to declines in salary expense. Salary expense, excluding commissions, declined by $722 thousand related to a reduction in staffing in all areas with the exception of government guaranteed lending and problem assets. While the Company has reduced personnel in most functional areas, we have increased staffing in our problem asset department to effectively manage our increased level of nonperforming assets. Additionally, we have increased staffing in our government guaranteed lending department as we see continued opportunities for loan growth in this area. Total full time equivalent employees (FTE) were 143 at June 30, 2011 down from 155 at June 30, 2010. Commission expense, which relates to government guaranteed lending personnel and is included in salary expense, increased by $306 thousand resulting from the increase in government guaranteed loan sales.
OREO represents real property taken by the Bank either through foreclosure or through a deed in lieu thereof from the borrower. When other real estate is acquired, any excess of the Bank’s recorded investment in the loan balance and accrued interest income over the estimated fair market value of the property less costs to sell is charged against the allowance for loan losses. A valuation allowance for losses on other real estate is maintained to provide for temporary declines in value. The allowance is established through a provision for subsequent losses on other real estate which is included in other expenses. Subsequent gains or losses on sales or write-downs resulting from permanent impairment are recorded in other income or expenses as incurred. The $482 thousand reduction in our OREO valuation allowance relates to changes in estimated values on several of our OREO properties based on recent appraisals.

OREO expense declined by $190 thousand from $405 thousand during the six months ended June 30, 2010 to $215 thousand during the same period in 2011. These savings were primarily related to property taxes on OREO properties as we received a refund of overpayment of prior your taxes in 2011 and some of our OREO properties were reassessed during the second half of 2010 resulting in lower tax expense in 2011.
Loss on sale of OREO and OVO totaled $673 thousand related to the sale of one property. During June, 2011 the Bank sold its largest OREO holding which represented $4.3 million, or 48% of the total balance in OREO at January 1, 2011. The Bank incurred a $684 thousand loss on sale; however, management believes the loss was prudent given the significant affect this transaction had in decreasing nonperforming assets. FDIC insurance expense increased by $109 thousand related to an increase in the assessment rate.
The following table describes the components of non-interest expense for the six-month periods ending June 30, 2011 and 2010, dollars in thousands:

	For the Six Months
	Ended June 30,		Dollar	Percentage
	2011	2010	Change	Change
Salaries and employee benefits	$4,754	$5,112	$(358)	-7.0%
Occupancy and equipment	1,569	1,535	34	2.2%
Loss on sale of OREO and OVO	673	33	640	1,939.4%
Outside Service fees	643	602	41	6.8%
FDIC insurance and assessments	615	506	109	21.5%
Professional fees	352	366	(14)	-3.8%
OREO Expense	215	405	(190)	-46.9%
Telephone and data communication	170	176	(6)	-3.4%
Business development	131	132	(1)	-0.8%
Loan and collection expenses	119	147	(28)	-19.0%
Director compensation	115	114	1	0.9%
Armored car and courier	108	117	(9)	-7.7%
Advertising and shareholder relations	104	117	(13)	-11.1%
Deposit premium amortization	87	87	—	—%
Postage	87	109	(22)	-20.2%
Stationery and supplies	70	64	6	9.4%
Insurance Expense	46	88	(42)	-47.7%
Provision for OREO losses	(136)	346	(482)	-139.3%
Other	73	106	(33)	-31.1%

Total non-interest expense	$9,795	$10,162	$(367)	-3.6%

Provision for income taxes. The Company recorded an income tax provision of $12 thousand, or 3.6% of pre-tax income for the six months ended June 30, 2011. This compares to an income tax provision of $264 thousand, or 27.1% of pre-tax loss for the six months ended June 30, 2010. The percentages for 2011 and 2010 differ from the statutory rate as tax exempt income such as earnings on Bank owned life insurance and municipal loan and investment income decrease the tax provision and increase the tax benefit.
Deferred tax assets and liabilities are recognized for the tax consequences of temporary differences between the reported amount of assets and liabilities and their tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The determination of the amount of deferred income tax assets which are more likely than not to be realized is primarily dependent on projections of future earnings, which are subject to uncertainty and estimates that may change given economic conditions and other factors. The realization of deferred income tax assets is assessed and a valuation allowance is recorded if it is “more likely than not” that all or a portion of the deferred tax asset will not be realized. “More likely than not” is defined as greater than a 50% chance. All available evidence, both positive and negative is considered to determine whether, based on the weight of that evidence, a valuation allowance is needed. Based upon our analysis of available evidence, we have determined that it is “more likely than not” that all of our deferred income tax assets as of June 30, 2011 and December 31, 2010 will be fully realized and therefore no valuation allowance was recorded. On the consolidated balance sheet, net deferred tax assets are included in accrued interest receivable and other assets.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JUNE 30, 2011
Net Income. The Company recorded net income of $101 thousand for the three months ended June 30, 2011, down from net income of $576 thousand for the three months ended June 30, 2010. This decrease in earnings mostly related to a decrease of $930 thousand in non-interest income as non-interest income was abnormally high during the 2010 quarter related to the gain on sale of our merchant card portfolio. In addition, net-interest income declined by $139 thousand and non-interest expense increased by $96 thousand. Reductions in expense included a decrease in the provision for loan losses of $300 thousand from $900 thousand during the second quarter of 2010 to $600 thousand in the current quarter and a decrease in the provision for income taxes of $390 thousand.
Net income (loss) allocable to common shareholders decreased from net income of $405 thousand or $0.08 per share during the three months ended June 30, 2010 to a net loss of $70 thousand or $(0.01) per share during the current three month period. Income (loss) allocable to common shareholders is calculated by subtracting dividends accrued and discount amortized on preferred stock from net income / (loss).
Net interest income before provision for loan losses. Net interest income, on a nontax-equivalent basis, was $4.2 million for the three months ended June 30, 2011, a decrease of $139 thousand, or 3%, from $4.3 million for the same period in 2010. The decline in net interest income was primarily related to a decrease in the average balance of loans and decreases in the yield on loans and investments. The effect of these items on net interest income was partially offset by a decline in the rates paid on deposits and decreases in time deposits and long-term borrowings. Net interest margin for the three months ended June 30, 2011 decreased 5 basis points to 4.12%, down from 4.17% for the same period in 2010.
Interest income decreased $505 thousand or 10%, to $4.7 million for the three months ended June 30, 2011 primarily as a result of a decline in average balance and yield on loan balances. Interest and fees on loans decreased $431 thousand to $4.3 million for the three months ended June 30, 2011 as compared to $4.7 million during the second quarter of 2010. The Company’s average loan balances were $304 million during the three months ended June 30, 2011, down $21.5 million, or 7%, from $326 million for the same period in 2010. The decline in loan balances includes net charge-offs which totaled $4.3 million from July 1, 2010 to June 30, 2011 as well as $2.2 million in loans transferred to OREO. The average rate earned on the Company’s loan balances decreased from 5.82% during the second quarter of 2010 to 5.67% during the three months ended June 30, 2011 mostly related to an increase in average nonaccrual loans from $16.3 million during the second quarter of 2010 to $22.5 million during the current quarter. Interest income on investment securities decreased by $83 thousand related to a decline in yield of 53 basis points from 2.65% during the 2010 quarter to 2.12% during the current quarter. The decline in yield is primarily related to the replacement of matured and sold investment securities with new investments with market yields below those which they replaced. Interest income on other interest-earning assets, which totaled $23 thousand in 2011 and $14 thousand in 2010, relates to interest on balances held at the Federal Reserve.
Interest expense on deposits decreased by $309 thousand, or 43%, to $402 thousand for the three months ended June 30, 2011, down from $711 thousand for the same period in 2010. This decrease primarily relates to decreases in the average balance and rate paid on time deposits and a decline in the rate paid on NOW and money market accounts.
Interest on time deposits declined by $220 thousand related both to a decrease in average balance and a decline in rate paid. Average time deposits declined by $24.5 million from $127.6 million during the second quarter of 2010 to $103.1 million during the three months ended June 30, 2011. The decrease in time deposits is mostly related to a promotional time deposit product we began offering in June, 2009 and continued to offer until April 30, 2010. These promotional time deposits, which total $18 million at June 30, 2011, began maturing at the end of 2010 and will continue to mature into the third quarter of 2011. The average rate paid on time deposits decreased from 1.63% during the three months ended June 30, 2010 to 1.17% during the current quarter. This decrease primarily relates to a decline in market rates in the Company’s service area and the maturity of the higher rate promotional deposits.
Interest expense on NOW accounts declined by $61 thousand. Rates paid on NOW accounts declined by 21 basis points from 0.42% during the second quarter of 2010 to 0.21% during the 2011 quarter as we significantly lowered the rate paid on local public agencies NOW accounts. Although we lost some deposits by lowering this rate; we currently are more focused on the profitability of the public sweep accounts rather than the amount of deposits we can generate from this source.

Interest expense on money market accounts decreased by $32 thousand related to a decrease in rate paid on these accounts of 29 basis points from 0.58% during the three months ended June 30, 2010 to 0.29% during the current three month period. This was primarily related to a significant drop in the rates paid on our money market sweep product.
Interest on long term borrowings decreased by $65 thousand as there were no outstanding long term FHLB borrowings during 2011.
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

	For the Three Months Ended June 30, 2011			For the Three Months Ended June 30, 2010
	Average Balance	Interest	Yield/	Average Balance	Interest	Yield/
	(in thousands)	(in thousands)	Rate	(in thousands)	(in thousands)	Rate

Interest-earning assets:
Loans (1) (2)	$304,440	$4,302	5.67%	$325,982	$4,733	5.82%
Investment securities (1)	66,438	351	2.12%	65,671	434	2.65%
Other	36,466	23	0.25%	24,419	14	0.23%

Total interest-earning assets	407,344	4,676	4.60%	416,072	5,181	4.99%

Cash and due from banks	12,978			40,691
Other assets	42,553			50,542

Total assets	$462,875			$507,305

Interest-bearing liabilities:
NOW deposits	$95,383	49	0.21%	$104,183	110	0.42%
Money market deposits	39,135	28	0.29%	41,377	60	0.58%
Savings deposits	57,453	25	0.17%	50,373	21	0.17%
Time deposits	103,079	300	1.17%	127,594	520	1.63%

Total deposits	295,050	402	0.55%	323,527	711	0.88%

Short-term borrowings	11	—	0.15%	—	—	—%
Long-term borrowings	—	—	—%	20,000	65	1.30%
Other interest-bearing liabilities	1,313	8	2.44%	122	1	3.29%
Junior subordinated debentures	10,310	77	3.00%	10,310	76	2.96%

Total interest-bearing liabilities	306,684	487	0.64%	353,959	853	0.97%

Non-interest bearing deposits	111,130			104,808
Other liabilities	5,808			10,123
Shareholders’ equity	39,253			38,415

Total liabilities & equity	$462,875			$507,305

Cost of funding interest-earning assets (3)			0.48%			0.82%
Net interest income and margin (4)		$4,189	4.12%		$4,328	4.17%

(1)	Not computed on a tax-equivalent basis.

(2)	Net loan fees/(costs) included in loan interest income for the three-month periods ended June 30, 2011 and 2010 were $37 thousand and $(32) thousand, respectively.

(3)	Total interest expense divided by the average balance of total earning assets.

(4)	Net interest income divided by the average balance of total earning assets.

The following table sets forth changes in interest income and interest expense for the three-month periods indicated and the amount of change attributable to variances in volume, rates and the combination of volume and rates based on the relative changes of volume and rates:

	2011 over 2010 change in net interest income
	for the three months ended June 30
	(in thousands)
	Volume (1)	Rate (2)	Mix (3)	Total

Interest-earning assets:
Loans	$(313)	$(127)	$9	$(431)
Investment securities	5	(87)	(1)	(83)
Other	7	1	1	9

Total interest income	(301)	(213)	9	(505)

Interest-bearing liabilities:
NOW deposits	(9)	(56)	4	(61)
Money market deposits	(3)	(31)	2	(32)
Savings deposits	3	1	—	4
Time deposits	(100)	(149)	29	(220)
Short-term borrowings	—	—	—	—
Long-term borrowings	(65)	—	—	(65)
Other interest-bearing liabilities	10	—	(3)	7
Junior subordinated debentures	—	1	—	1

Total interest expense	(164)	(234)	32	(366)

Net interest income	$(137)	$21	$(23)	$(139)

(1)	The volume change in net interest income represents the change in average balance divided by the previous year’s rate.

(2)	The rate change in net interest income represents the change in rate divided by the previous year’s average balance.

(3)	The mix change in net interest income represents the change in average balance multiplied by the change in rate.
Provision for loan losses. The Company recorded a $600 thousand provision for loan losses for the three months ended June 30, 2011 compared to the $900 thousand provision for loan losses for the three months ended June 30, 2010.
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
Non-interest income. During the three months ended June 30, 2011, total non-interest income decreased by $930 thousand from the same period in 2010. This decrease was primarily related to the sale of the Company’s merchant processing portfolio in June, 2010. Other declines in non-interest income include a $59 thousand decline in service charge income mostly related to a reduction in overdraft income and a $59 thousand reduction in merchant processing income. Partially offsetting these declines was a $447 thousand gain on the sale of $23 million in available-for sale investment securities and an increase of $177 thousand in the gain on sale of government guaranteed loans.

The following table describes the components of non-interest income for the three-month periods ending June 30, 2011 and 2010, dollars in thousands:

	For the Three Months
	Ended June 30,		Dollar	Percentage
	2011	2010	Change	Change
Service charges on deposit accounts	$873	$932	$(59)	-6.3%
Gain on sale of securities	447	10	437	4,370.0%
Gain on sale of loans	416	239	177	74.1%
Earnings on life insurance policies	108	113	(5)	-4.4%
Loan service fees	53	44	9	20.5%
Customer service fees	35	25	10	40.0%
Safe deposit box and night depository income	15	16	(1)	-6.3%
Merchant processing income	1	60	(59)	-98.3%
Sale of merchant processing portfolio	—	1,435	(1,435)	-100.0%
Other	87	91	(4)	-4.4%

Total non-interest income	$2,035	$2,965	$(930)	-31.4%

Non-interest expenses. Although we have achieved savings in many categories of non-interest expense, these reductions in expense were offset during the current quarter by a $684 thousand loss on the sale of our largest OREO property. Non-interest expense totaled $5.5 million during the three months ended June 30, 2011 an increase of $96 thousand from $5.4 million during the 2010 quarter.
Salaries and employee benefits decreased by $180 thousand primarily related to declines in salary expense. Salary expense, excluding commissions, declined by $404 thousand related to a reduction in staffing in all areas with the exception of government guaranteed lending and problem assets. Commission expense, which relates to government guaranteed lending personnel and is included in salary expense, increased by $75 thousand resulting from the increase in government guaranteed loan sales.
The provision for OREO losses declined by $82 thousand from $346 thousand during the 2010 quarter to $264 thousand during the current quarter. This loss provision represents declines in OREO values during the three month periods.
OREO expense declined by $103 thousand from $245 thousand during the three months ended June 30, 2010 to $142 thousand during the current quarter. These savings were primarily related to property taxes on OREO properties as some of our OREO properties were reassessed during the second half of 2010 resulting in lower tax expense in 2011.
Insurance expense declined by $75 thousand as our Chief Credit Officer resigned during the second quarter of 2011. Because he resigned prior to normal retirement age he forfeited his right to his split dollar life insurance benefit resulting in a reduction in insurance expense during the quarter. Other expense was abnormally high during the second quarter of 2010 resulting in a reduction in the comparison period of $80 thousand.
Loss on sale of OREO and OVO totaled $673 thousand primarily related to the loss on sale of one property. During June, 2011 the Bank sold its largest OREO holding which represented $4.3 million, or 48% of the total balance in OREO at January 1, 2011. The Bank incurred a $684 thousand loss on sale; however, management believes the loss was prudent given the significant affect this transaction had in decreasing nonperforming assets. FDIC insurance expense increased by $86 thousand related to an increase in the assessment rate.

The following table describes the components of non-interest expense for the three-month periods ending June 30, 2011 and 2010, dollars in thousands:

	For the Three Months
	Ended June 30,		Dollar	Percentage
	2011	2010	Change	Change
Salaries and employee benefits	$2,383	$2,563	$(180)	-7.0%
Occupancy and equipment	764	822	(58)	-7.1%
Loss on sale of OREO and OVO	673	17	656	3,858.8%
FDIC insurance and assessments	339	253	86	34.0%
Outside Service fees	318	298	20	6.7%
Provision for OREO losses	264	346	(82)	-23.7%
OREO Expense	142	245	(103)	-42.0%
Professional fees	136	187	(51)	-27.3%
Telephone and data communication	83	86	(3)	-3.5%
Business development	75	66	9	13.6%
Director compensation	58	58	—	—%
Loan and collection expenses	58	84	(26)	-31.0%
Armored car and courier	57	61	(4)	-6.6%
Advertising and shareholder relations	48	59	(11)	-18.6%
Deposit premium amortization	44	44	—	—%
Postage	41	50	(9)	-18.0%
Stationery and supplies	37	30	7	23.3%
Insurance Expense	(9)	66	(75)	-113.6%
Other	37	117	(80)	-68.4%

Total non-interest expense	$5,548	$5,452	$96	1.8%

Provision (benefit) for income taxes. The Company recorded income tax benefit of $25 thousand, or 32.9% of pre-tax income for the three months ended June 30, 2011. This compares to income tax expense of $365 thousand, or 38.8% of pre-tax loss for the three months ended June 30, 2010. The percentages for 2011 and 2010 differ from the statutory rate as tax exempt income such as earnings on Bank owned life insurance and municipal loan and investment income decrease taxable income.
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
The Company’s largest lending categories are commercial real estate loans, residential real estate loans, and agricultural loans. These categories accounted for approximately 38.8%, 14.4% and 13.5%, respectively of the Company’s total loan portfolio at June 30, 2011, and approximately 37.9%, 13.8% and 12.2%, respectively of the Company’s total loan portfolio at December 31, 2010. Construction and land development loans continue to decline and represented 8.1% and 9.9% of the loan portfolio as of June 30, 2011 and December 31, 2010, respectively. The construction and land development portfolio component has been identified by Management as a higher-risk loan category. The quality of the construction and land development category is highly dependent on property values both in terms of the likelihood of repayment once the property is transacted by the current owner as well as the level of collateral the Company has securing the loan in the event of default. Loans in this category are characterized by the speculative nature of commercial and residential development properties and can include property in various stages of development from raw land to finished lots. The decline in these loans as a percentage of the Company’s loan portfolio reflects management’s continued efforts, which began in 2009, to reduce its exposure to construction and land development loans due to the severe valuation decrease in the real estate market.

The Company’s real estate related loans, including real estate mortgage loans, real estate construction loans, consumer equity lines of credit, and agricultural loans secured by real estate comprised 82% and 80% of the total loan portfolio at June 30, 2011 and December 31, 2010, respectively. Moreover, the business activities of the Company currently are focused in the California counties of Plumas, Nevada, Placer, Lassen, Modoc, Shasta, Sierra and in Washoe County in Northern Nevada. Consequently, the results of operations and financial condition of the Company are dependent upon the general trends in these economies and, in particular, the residential and commercial real estate markets. In addition, the concentration of the Company’s operations in these areas of Northeastern California and Northwestern Nevada exposes it to greater risk than other banking companies with a wider geographic base in the event of catastrophes, such as earthquakes, fires and floods in these regions.
The rates of interest charged on variable rate loans are set at specific increments in relation to the Company’s lending rate or other indexes such as the published prime interest rate or U.S. Treasury rates and vary with changes in these indexes. At June 30, 2011 and December 31, 2010, approximately 72% and 66%, respectively, of the Company’s loan portfolio was comprised of variable rate loans. While real estate mortgage, commercial and consumer lending remain the foundation of the Company’s historical loan mix, some changes in the mix have occurred due to the changing economic environment and the resulting change in demand for certain loan types. In addition, the Company remains committed to the agricultural industry in Northeastern California and will continue to pursue high quality agricultural loans. Agricultural loans include both commercial and commercial real estate loans. The Company’s agricultural loan balances totaled $41 million at June 30, 2011 and $38 million at December 31, 2010.
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
The following table provides certain information for the six-month period indicated with respect to the Company’s allowance for loan losses as well as charge-off and recovery activity, in thousands:

	For the Six Months
	Ended June 30,
	(in thousands)
	2011	2010

Balance at January 1,	$7,324	$9,568

Charge-offs:
Commercial and agricultural	(259)	(828)
Real estate mortgage	(364)	(2,484)
Real estate construction	(1,789)	(2,380)
Consumer	(161)	(253)

Total charge-offs	(2,573)	(5,945)

Recoveries:
Commercial and agricultural	142	7
Real estate mortgage	1	3
Real estate construction	5	51
Consumer	68	62

Total recoveries	216	123

Net charge-offs	(2,357)	(5,822)

Provision for loan losses	2,300	2,400

Balance at June 30,	$7,267	$6,146

Annualized net charge-offs during the six-month period to average loans	1.55%	3.59%
Allowance for loan losses to total loans	2.40%	1.90%
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
The allowance for loan losses totaled $7.3 million at June 30, 2011 and December 31, 2010. Specific reserves related to impaired loans declined from $1.9 million at December 31, 2010 to $1.7 million at June 30, 2011. General reserves increased by $130 thousand to $5.6 million at June 30, 2011. Related to the increase in general reserves and a decrease in loan balances, the allowance for loan losses as a percentage of total loans increased from 2.33% at December 31, 2010 to 2.40% at June 30, 2011. The percentage of general reserves to unimpaired loans also increased from 1.90% at December 31, 2010 to 1.99% at June 30, 2011.

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
Nonperforming loans at June 30, 2011 were $21.0 million, a decrease of $4.4 million from the $25.4 million balance at December 31, 2010. The decline of $4.4 million includes charges-offs of $1.8 million, transfers to OREO of $0.9 million with the remaining balance of $1.7 million related primarily to repayments of principal. Specific reserves on nonaccrual loans totaled $1.6 million at June 30, 2011 and $1.8 million at December 31, 2010, respectively. Performing loans past due thirty to eighty-nine days increased from $2.9 million at December 31, 2010 to $5.1 million at June 30, 2011.
A substandard loan is not adequately protected by the current sound worth and paying capacity of the borrower or the value of the collateral pledged, if any. Total substandard loans decreased by $2.9 million from $38.6 million at December 31, 2010 to $35.7 million at June 30, 2011. Loans classified as watch increased slightly from $14.2 million at December 31, 2010 to $14.3 million at June 30, 2011. At June 30, 2011, $16.7 million of performing loans were classified as substandard. Further deterioration in the credit quality of individual performing substandard loans or other adverse circumstances could result in the need to place these loans on nonperforming status.
At June 30, 2011 and December 31, 2010, the Company’s recorded investment in impaired loans totaled $24.6 million and $28.8 million, respectively. The specific allowance for loan losses related to impaired loans totaled $1.7 million and $1.9 million at June 30, 2011 and December 31, 2010, respectively. Additionally, $1.4 million has been charged off against the impaired loans at June 30, 2011 and $2.8 million at December 31 2010.
It is the policy of management to make additions to the allowance for loan losses so that it remains appropriate to absorb the inherent risk of loss in the portfolio. Management believes that the allowance at June 30, 2011 is appropriate. However, the determination of the amount of the allowance is judgmental and subject to economic conditions which cannot be predicted with certainty. Accordingly, the Company cannot predict whether charge-offs of loans in excess of the allowance may occur in future periods.
OREO represents real property taken by the Bank either through foreclosure or through a deed in lieu thereof from the borrower. Repossessed assets include vehicles and other commercial assets acquired under agreements with delinquent borrowers. Repossessed assets and OREO are carried at fair market value, less selling costs. OREO holdings represented thirty-five properties totaling $6.7 million June 30, 2011 and thirty-one properties totaling $8.9 million at December 31, 2010. During June, 2011 the Bank sold its largest OREO holding which represented $4.3 million, or 48% of the total balance in OREO at January 1, 2011. The Bank incurred a $684 thousand loss on sale; however, management believes the loss was prudent given the significant affect this transaction had in decreasing nonperforming assets. Nonperforming assets as a percentage of total assets were 6.11% at June 30, 2011 and 7.15% at December 31, 2010.

The following table provides a summary of the change in the OREO balance for the six months ended June 30, 2011 and 2010:

	Six Months Ended June 30,
	2011	2010
	(in thousands)
Beginning Balance	$8,867	$11,204
Additions	2,026	1,240
Dispositions	(4,346)	(2,379)
Change in OREO valuation	136	(346)

Ending Balance	$6,683	$9,719

Investment Portfolio and Federal Funds Sold. Total investment securities decreased by $17.3 million from $63.0 million at December 31, 2010 to $45.7 million as of June 30, 2011. While investment securities decreased from December 31, 2010 levels, we anticipate adding to investment securities during the next six months. The investment portfolio at June 30, 2011 and December 31, 2010 consisted of 2% U.S. Treasuries and 98% U.S. Government agencies. There were no Federal funds sold at June 30, 2011 or December 31, 2010; however, the Bank maintained interest earning balances at the Federal Reserve Bank (FRB) totaling $48.6 million at June 30, 2011 and $52.3 million at December 31, 2010, respectively. These balances currently earn 25 basis points.
The Company classifies its investment securities as available-for-sale or held-to-maturity. Currently all securities are classified as available-for-sale. Securities classified as available-for-sale may be sold to implement the Company’s asset/liability management strategies and in response to changes in interest rates, prepayment rates and similar factors.
Deposits. Total deposits were $396.5 million as of June 30, 2011, a decrease of $28.4 million, or 7%, from the December 31, 2010 balance of $424.9 million. The decline in deposits was mostly related to maturities from a higher rate promotional time deposit product we began offering in June, 2009 and continued to offer until April 30, 2010. These promotional time deposits, which total $18 million at June 30, 2011, began maturing at the end of 2010 and will continue to mature into the third quarter of 2011.
The Company continues to manage the mix of its deposits consistent with its identity as a community bank serving the financial needs of its customers. The deposit mix changed slightly from December 31, 2010 as time deposits deceased and we had an increase in savings accounts. Non-interest bearing demand deposits were 28% of total deposits at June 30, 2011 and 26% of total deposits at December 31, 2010. Interest bearing transaction accounts were 23% of total deposits at June 30, 2011 and 24% of total deposits at December 31, 2010. Money market and savings deposits totaled 25% of total deposits at June 30, 2011 and 22% at December 31, 2010. Time deposits were 24% of total deposits at June 30, 2011 and 28% of total deposits at December 31, 2010.
Deposits represent the Bank’s primary source of funds. Deposits are primarily core deposits in that they are demand, savings and time deposits generated from local businesses and individuals. These sources are considered to be relatively stable, long-term relationships thereby enhancing steady growth of the deposit base without major fluctuations in overall deposit balances. The Company experiences, to a small degree, some seasonality with the slower growth period between November through April, and the higher growth period from May through October. In order to assist in meeting any funding demands, the Company maintains secured borrowing arrangements with the Federal Home Loan Bank and the Federal Reserve Bank of San Francisco. Included in time deposits at June 30, 2011 and December 31, 2010 were $2 million in CDARS reciprocal time deposits which, under regulatory guidelines, are classified as brokered deposits.

Borrowing Arrangements. Exclusive of our junior subordinated deferrable interest debentures there were no outstanding borrowings at June 30, 2011 or December 31, 2010.
The average balance in short-term borrowings during the six months ended June 30, 2011 and 2010 were $6 thousand and $2.0 million, respectively. The average rate paid on short-term borrowings during the six months ended June 30, 3011 and 2010, was 0.15% and 0.51%, respectively. The maximum amount of short-term borrowings outstanding at any month-end during the six months ended June 30, 2011 and June 30, 2010 was $0 and $20 million, respectively.
Capital Resources
Shareholders’ equity as of June 30, 2011 totaled $39.0 million up from $38.0 million as of December 31, 2010.
On January 30, 2009, under the Capital Purchase Program, the Company sold (i) 11,949 shares of the Company’s Fixed Rate Cumulative Perpetual Preferred Stock, Series A (the “Preferred Shares”) and (ii) a ten-year warrant to purchase up to 237,712 shares of the Company’s common stock, no par value at an exercise price, subject to anti-dilution adjustments, of $7.54 per share, for an aggregate purchase price of $11,949,000 in cash. Ten million of the twelve million in proceeds from the sale of the Series A Preferred Stock was injected into Plumas Bank providing addition capital for the bank to support growth in loans and investment securities and strengthen its capital ratios. The remainder provided funds for holding company activities and general corporate purposes.
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
At the request of the FRB, Plumas Bancorp deferred its regularly scheduled quarterly interest payments on its outstanding junior subordinated debentures relating to its two trust preferred securities and suspended quarterly cash dividend payments on its Series A Preferred Stock. Therefore, Plumas Bancorp is currently in arrears with the dividend payments on the Series A Preferred Stock and interest payments on the junior subordinated debentures as permitted by the related documentation. As of June 30, 2011 the amount of the arrearage on the dividend payments of the Series A Preferred Stock is $747 thousand representing five quarterly payments and the amount of the arrearage on the payments on the subordinated debt associated with the trust preferred securities is $389 thousand also representing five quarterly payments.
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

The following table presents the Company’s and the Bank’s capital ratios as of June 30, 2011 and December 31, 2010, in thousands:

	June 30, 2011		December 31, 2010
	Amount	Ratio	Amount	Ratio
Tier 1 Leverage Ratio

Plumas Bancorp and Subsidiary	$43,988	9.6%	$42,944	8.9%
Minimum regulatory requirement	18,315	4.0%	19,361	4.0%
Plumas Bank	43,750	9.6%	43,262	8.9%
Minimum requirement for “Well-Capitalized” institution under the prompt corrective action plan	22,882	5.0%	24,190	5.0%
Minimum regulatory requirement	18,306	4.0%	19,352	4.0%

Tier 1 Risk-Based Capital Ratio

Plumas Bancorp and Subsidiary	43,988	13.3%	42,994	12.7%
Minimum regulatory requirement	13,194	4.0%	13,570	4.0%
Plumas Bank	43,750	13.3%	43,262	12.8%
Minimum requirement for “Well-Capitalized” institution under the prompt corrective action plan	19,776	6.0%	20,342	6.0%
Minimum regulatory requirement	13,184	4.0%	13,561	4.0%

Total Risk-Based Capital Ratio

Plumas Bancorp and Subsidiary	48,152	14.6%	47,274	13.9%
Minimum regulatory requirement	26,389	8.0%	27,140	8.0%
Plumas Bank	47,911	14.5%	47,539	14.0%
Minimum requirement for “Well-Capitalized” institution under the prompt corrective action plan	32,961	10.0%	33,903	10.0%
Minimum regulatory requirement	26,369	8.0%	27,123	8.0%
Management believes that the Company and the Bank met all their capital adequacy requirements as of June 30, 2011 and December 31, 2010. On March 16, 2011, the Bank entered into a Consent Order (“Order”) with the FDIC and the DFI. Within 240 days of the date of the Order we are required to increase and maintain the Bank’s Tier 1 capital to a level such that its leverage ratio is at least 10% and its total risk-based capital is at least 13%. Currently the Bank has exceeded the Order’s total risk-based capital ratio goal of 13% and Management expects to achieve the leverage ratio target of 10% by year-end without the injection of any new capital.
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
Off-Balance Sheet Arrangements
Loan Commitments. In the normal course of business, there are various commitments outstanding to extend credits that are not reflected in the financial statements. Commitments to extend credit and letters of credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Annual review of commercial credit lines, letters of credit and ongoing monitoring of outstanding balances reduces the risk of loss associated with these commitments. As of June 30, 2011, the Company had $67.2 million in unfunded loan commitments and $56 thousand in letters of credit. This compares to $71.6 million in unfunded loan commitments and $164 thousand in letters of credit at December 31, 2010. Of the $67.2 million in unfunded loan commitments, $30.1 million and $37.1 million represented commitments to commercial and consumer customers, respectively. Of the total unfunded commitments at June 30, 2011, $34.5 million were secured by real estate, of which $6.7 million was secured by commercial real estate and $27.8 million was secured by residential real estate in the form of equity lines of credit. The commercial loan commitments not secured by real estate primarily represent business lines of credit, while the consumer loan commitments not secured by real estate primarily represent revolving credit card lines. Since, some of the commitments are expected to expire without being drawn upon; the total commitment amounts do not necessarily represent future cash requirements.

Operating Leases. The Company leases one depository branch, one lending office and one loan administration office and two non branch automated teller machine locations. Total rental expenses under all operating leases, including premises, totaled $92,000 and a credit of $49,000, during the six months ended June 30, 2011 and 2010, respectively. The expiration dates of the leases vary, with the first such lease expiring during 2011 and the last such lease expiring during 2015.
The credit in rental expense during 2010 resulted from the purchase of our Redding branch building on March 31, 2010. Previously we had leased this building. Under the terms of the lease agreement we were provided free rent for a period of time; however, in accordance with applicable accounting standards we recognized monthly rent expense equal to the total payments required under the lease dividend by the term of the lease in months. At the time of the purchase we reversed this accrual recognizing a $184 thousand reduction in rental expense.
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
The Company is a member of the FHLB and can borrow up to $71,206,000 from the FHLB secured by commercial and residential mortgage loans with carrying values totaling $118,547,000. The Company is required to hold FHLB stock as a condition of membership. At June 30, 2011, the Company held $2,095,000 of FHLB stock which is recorded as a component of other assets. At this level of stock holdings the Company can borrow up to $44,566,000. There were no borrowings outstanding as of June 30, 2011. To borrow the $71,206,000 in available credit the Company would need to purchase $1,252,000 in additional FHLB stock. In addition, the Company has the ability to secure advances through the FRB discount window. These advances also must be collateralized.
Customer deposits are the Company’s primary source of funds. Total deposits were $396.5 million as of June 30, 2011, a decrease of $28.4 million, or 7%, from the December 31, 2010 balance of $424.9 million. Deposits are held in various forms with varying maturities. The Company’s securities portfolio, Federal funds sold, Federal Home Loan Bank advances, and cash and due from banks serve as the primary sources of liquidity, providing adequate funding for loans during periods of high loan demand. During periods of decreased lending, funds obtained from the maturing or sale of investments, loan payments, and new deposits are invested in short-term earning assets, such as cash held at the FRB, Federal funds sold and investment securities, to serve as a source of funding for future loan growth. Management believes that the Company’s available sources of funds, including borrowings, will provide adequate liquidity for its operations in the foreseeable future.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
As a smaller reporting company we are not required to provide the information required by this item.

ITEM 4.	CONTROLS AND PROCEDURES
The Company’s Interim Chief Executive Officer and Interim Chief Financial Officer, based on their evaluation of the Company’s disclosure controls and procedures as of the end of the Company’s fiscal quarter ended June 30, 2011 (as defined in Exchange Act Rule 13a—15(e), have concluded that the Company’s disclosure controls and procedures are adequate and effective for purposes of Rule 13a—15(e) in timely alerting them to material information relating to the Company required to be included in the Company’s filings with the SEC under the Securities Exchange Act of 1934.
There were no significant changes in the Company’s internal control over financial reporting or in other factors that could significantly affect internal controls that occurred during the Company’s fiscal quarter ended June 30, 2011.
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
Under the terms of the Series A Preferred Stock, Plumas Bancorp is required to pay dividends on a quarterly basis at a rate of 5% per year for the first five years, after which the dividend rate automatically increases to 9%. Dividend payments on the Series A Preferred Stock may be deferred without default, but the dividend is cumulative and, if Plumas Bancorp fails to pay dividends for six quarters, the holder will have the right to appoint representatives to Plumas Bancorp’ board of directors. As previously disclosed, Plumas Bancorp has determined to defer regularly scheduled quarterly interest payments on its Series A Preferred Stock. Therefore, Plumas Bancorp is currently in arrears with the dividend payments on the Series A Preferred Stock. As of the date of filing this report, the amount of the arrearage on the dividend payments of the Series A Preferred Stock is $747 thousand representing five quarterly payments.

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

10.73
Written Agreement with Federal Reserve Bank of San Francisco effective July 28, 2011, is included as Exhibit 10.1 of the Registrant’s 8-K filed on July 29, 2011, which is incorporated by this reference herein.

11	Computation of per share earnings appears in the attached 10-Q under Plumas Bancorp and Subsidiary Notes to Condensed Consolidated Financial Statements as Footnote 7 — Earnings Per Share.

31.1	Rule 13a-14(a) [Section 302] Certification of Principal Financial Officer dated August 5, 2011.

31.2	Rule 13a-14(a) [Section 302] Certification of Principal Executive Officer dated August 5, 2011.

32.1	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 dated August 5, 2011.

32.2	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 dated August 5, 2011.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
PLUMAS BANCORP
(Registrant)
Date: August 5, 2011

/s/ Richard L. Belstock
Richard L. Belstock
Interim Chief Financial Officer

/s/ Andrew J. Ryback
Andrew J. Ryback
Interim President and Chief Executive Officer