Form 10-Q
period 2011-09-30
PLUMAS BANCORP
filed 2011-11-10
CIK 1168455

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED September 30, 2011

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of November 4, 2011 4,776,339 shares.

PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
PLUMAS BANCORP
CONDENSED CONSOLIDATED BALANCE SHEET
(Unaudited)
(In thousands, except share data)

	September 30,	December 31,
	2011	2010

Assets
Cash and cash equivalents	$83,833	$64,628
Investment securities	51,743	63,017
Loans, less allowance for loan losses of $6,460 at September 30, 2011 and $7,324 at December 31, 2010	289,350	307,151
Premises and equipment, net	13,682	14,431
Bank owned life insurance	10,724	10,463
Real estate and vehicles acquired through foreclosure	8,984	8,884
Accrued interest receivable and other assets	14,570	15,906

Total assets	$472,886	$484,480

Liabilities and Shareholders’ Equity
Deposits:
Non-interest bearing	$130,307	$111,802
Interest bearing	279,636	313,085

Total deposits	409,943	424,887
Accrued interest payable and other liabilities	13,122	11,295
Junior subordinated deferrable interest debentures	10,310	10,310

Total liabilities	433,375	446,492

Commitments and contingencies (Note 6)	—	—

Shareholders’ equity:
Serial preferred stock, no par value; 10,000,000 shares authorized; 11,949 issued and outstanding at September 30, 2011 and December 31, 2010	11,747	11,682
Common stock, no par value; 22,500,000 shares authorized; issued and outstanding — 4,776,339 shares at September 30, 2011 and December 31, 2010	5,981	6,027
Retained earnings	21,485	20,331
Accumulated other comprehensive income (loss)	298	(52)

Total shareholders’ equity	39,511	37,988

Total liabilities and shareholders’ equity	$472,886	$484,480

See notes to unaudited condensed consolidated financial statements.

PLUMAS BANCORP
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
(Unaudited)
(In thousands, except per share data)

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2011	2010	2011	2010
Interest Income:
Interest and fees on loans	$4,322	$4,764	$13,007	$14,266
Interest on investment securities:
Taxable	223	390	923	1,323
Exempt from Federal income taxes	—	4	6	119
Other	39	8	91	27

Total interest income	4,584	5,166	14,027	15,735

Interest Expense:
Interest on deposits	307	616	1,209	2,114
Interest on borrowings	—	1	—	135
Interest on junior subordinated deferrable interest debentures	76	84	228	235
Other	13	1	33	3

Total interest expense	396	702	1,470	2,487

Net interest income before provision for loan losses	4,188	4,464	12,557	13,248
Provision for Loan Losses	400	1,300	2,700	3,700

Net interest income after provision for loan losses	3,788	3,164	9,857	9,548

Non-Interest Income:
Service charges	881	917	2,582	2,747
Sale of merchant processing portfolio	—	—	—	1,435
Gain on sale of investments	—	200	612	780
Gain on sale of loans	657	360	1,795	600
Earnings on Bank owned life insurance policies	108	112	333	334
Other	245	199	632	644

Total non-interest income	1,891	1,788	5,954	6,540

Non-Interest Expenses:
Salaries and employee benefits	2,304	2,257	7,058	7,369
Occupancy and equipment	768	792	2,337	2,327
Other	2,021	1,598	5,493	5,113

Total non-interest expenses	5,093	4,647	14,888	14,809

Income before provision for income taxes	586	305	923	1,279
Provision for Income Taxes	215	109	227	373

Net income	$371	$196	$696	$906
Preferred Stock Dividends and Discount Accretion	(171)	(171)	(513)	(513)

Net income available to common shareholders	$200	$25	$183	$393

Basic earnings per share	$0.04	$0.01	$0.04	$0.08

Diluted earnings per share	$0.04	$0.01	$0.04	$0.08

See notes to unaudited condensed consolidated financial statements.

PLUMAS BANCORP
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited)
(In thousands)

	For the Nine Months
	Ended September 30,
	2011	2010
Cash Flows from Operating Activities:
Net income	$696	$906
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	2,700	3,700
Change in deferred loan origination costs/fees, net	(328)	(109)
Depreciation and amortization	1,083	1,296
Stock-based compensation expense	(46)	15
Amortization of investment security premiums	258	370
Accretion of investment security discounts	(16)	(48)
Net loss (gain) on sale of other real estate	608	(47)
Net gain on sale of vehicles owned	—	(17)
Gain on sale of investments	(612)	(780)
Gain on sale of loans held for sale	(1,795)	(600)
Loans originated for sale	(14,907)	(12,184)
Proceeds from secured borrowing	—	2,911
Proceeds from loan sales	20,681	9,072
Earnings on Bank owned life insurance policies	(261)	(265)
Provision for losses on other real estate	337	353
Decrease in accrued interest receivable and other assets	1,165	4,943
Decrease in accrued interest payable and other liabilities	(491)	(69)

Net cash provided by operating activities	9,072	9,447

Cash Flows from Investing Activities:
Proceeds from matured and called available-for-sale investment securities	20,065	25,841
Purchases of available-for-sale investment securities	(39,245)	(29,344)
Proceeds from principal repayments from available-for-sale government-guaranteed mortgage-backed securities	4,069	6,384
Proceeds from sale of available-for-sale securities	27,351	21,979
Net decrease in loans	1,605	8,698
Proceeds from sale of other vehicles	24	157
Proceeds from sale of other real estate	4,259	3,105
Purchase of premises and equipment	(123)	(1,186)

Net cash provided by investing activities	18,005	35,634

Continued on next page.

PLUMAS BANCORP
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited)
(In thousands)
(Continued)

	For the Nine Months
	Ended September 30,
	2011	2010
Cash Flows from Financing Activities:
Net increase (decrease) in demand, interest bearing and savings deposits	$16,999	$(1,816)
Net (decrease) increase in time deposits	(31,943)	620
Net decrease in short-term borrowings	—	(40,000)
Net increase in securities sold under agreements to repurchase	7,072	—
Payment of cash dividends on preferred stock	—	(150)

Net cash used in financing activities	(7,872)	(41,346)

Increase in cash and cash equivalents	19,205	3,735
Cash and Cash Equivalents at Beginning of Year	64,628	59,493

Cash and Cash Equivalents at End of Period	$83,833	$63,228

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:
Interest expense	$1,397	$2,271
Income taxes	$2	$—

Non-Cash Investing Activities:
Real estate and vehicles acquired through foreclosure	$5,275	$1,312
Net change in unrealized income on available-for-sale securities	$350	$(15)
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

•
Reduce or eliminate certain classified assets to a level not exceeding sixty percent of Tier I Capital and allowance for loan and lease losses (“ALLL”) within 180 days of the date of the Agreement and reducing them to fifty percent of Tier I Capital and ALLL within 240 days of the Agreement;

•
Obtain an independent study of the management and personnel structure of the Bank within 150 days of the date of the Agreement to determine whether the Bank is staffed by qualified individuals commensurate with its size and risk profile to ensure the safe and profitable operation of the Bank;

•	Not pay cash dividends to Plumas Bancorp without the prior written consent of the FDIC and DFI.
One of Management’s top priorities has and will continue to be to reduce its problem assets. The Agreement serves to formalize and reinforce the Company’s on-going plans to strengthen the Company’s operations and to implement the Bank’s strategic plan. Currently the Bank has exceeded the Agreement’s total risk-based capital ratio goal of 13%, met the sixty percent target of classified assets to Tier I Capital and ALLL and transmitted the independent study of management which confirmed the qualifications of current management. Management is working to meet the leverage ratio target of 10% by year end through a combination of profit retention and a reduction in higher rate deposits resulting in a corresponding reduction in lower rate interest-earning assets. As of September 30, 2011 the Bank’s leverage ratio was 9.7% and total risk-based capital ratio was 14.9%.

The Agreement will remain effective until amended, suspended or terminated by the FDIC and DFI. The Bank and its management have already undertaken multiple initiatives to comply with the terms of the Agreement, and will diligently continue such effort during the life of the Agreement.
On July 28, 2011 the Company entered into an agreement with the Federal Reserve Bank of San Francisco (the “FRB Agreement”). Under the terms of the FRB Agreement, Plumas Bancorp has agreed to take certain actions that are designed to maintain its financial soundness so that it may continue to serve as a source of strength to the Bank. Among other things, the FRB Agreement requires prior written approval related to the payment or taking of dividends and distributions, making any distributions of interest, principal or other sums on subordinated debentures or trust preferred securities, incurrence of debt, and the purchase or redemption of stock. In addition, the FRB Agreement requires Plumas Bancorp to submit, within 60 days of the FRB Agreement, a written statement of Plumas Bancorp’s planned sources and uses of cash for debt service, operating expense and other purposes (“Cash Flow Statement”) for the remainder of 2011 and annually thereafter. The Company submitted the Cash Flow Statement within the required time frame.
3. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
The condensed consolidated financial statements include the accounts of the Company and the accounts of its wholly-owned subsidiary, Plumas Bank. Plumas Statutory Trust I and Plumas Statutory Trust II are not consolidated into the Company’s consolidated financial statements and, accordingly, are accounted for under the equity method. In the opinion of management, the unaudited condensed consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the Company’s financial position at September 30, 2011 and December 31, 2010 and its results of operations for the three-month and nine-month periods ended September 30, 2011 and 2010 and its cash flows for the nine-month periods ended September 30, 2011 and 2010. Certain reclassifications have been made to prior period’s balances to conform to classifications used in 2011.
The unaudited condensed consolidated financial statements of the Company have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim reporting on Form 10-Q. Accordingly, certain disclosures normally presented in the notes to the annual consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been omitted. The Company believes that the disclosures are adequate to make the information not misleading. These interim financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s 2010 Annual Report to Shareholders on Form 10-K. The results of operations for the three-month and nine-month periods ended September 30, 2011 may not necessarily be indicative of future operating results. In preparing such financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the balance sheet and revenues and expenses for the periods reported. Actual results could differ significantly from those estimates.
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

4. INVESTMENT SECURITIES
The amortized cost and estimated fair value of investment securities at September 30, 2011 and December 31, 2010 consisted of the following:

	September 30, 2011
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

Debt securities:
U.S. Government agencies	$30,316,000	$181,000	$(22,000)	$30,475,000
U.S. Government agencies collateralized by mortgage obligations	20,920,000	352,000	(4,000)	21,268,000

	$51,236,000	$533,000	$(26,000)	$51,743,000

Unrealized gains on available-for-sale investment securities totaling $507,000 were recorded, net of $209,000 in tax benefit, as accumulated other comprehensive income within shareholders’ equity at September 30, 2011. During the nine months ended September 30, 2011 the Company sold twenty-five available-for-sale securities for $27,351,000. The Company realized a gain on sale from twenty-three of these securities totaling $636,000 and a loss on sale on two securities of $24,000 resulting in the recognition of a $612,000 net gain on sale. During the nine months ended September 30, 2010 the Company sold forty-eight available-for-sale securities for $21,979,000, recording a $780,000 gain on sale. There were no securities sold at a loss during the nine months ended September 30, 2010.

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

Investment securities with unrealized losses at September 30, 2011 are summarized and classified according to the duration of the loss period as follows:

	Less than 12 Months
	Estimated
	Fair	Unrealized
	Value	Losses
Debt securities:
U.S. Government agencies	$7,048,000	$22,000
U.S. Government agencies collateralized by mortgage obligations	1,978,000	4,000

	$9,026,000	$26,000

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

At September 30, 2011, the Company held 44 securities of which 5 were in a loss position. Of the securities in a loss position, all were in a loss position for less than twelve months. Of the 5 securities 4 are U.S. government agencies and 1 is a U.S. Government agency collateralized by mortgage obligations. The unrealized losses relate principally to market rate conditions. All of the securities continue to pay as scheduled. When analyzing an issuer’s financial condition, management considers the length of time and extent to which the market value has been less than cost; the historical and implied volatility of the security; the financial condition of the issuer of the security; and the Company’s intent and ability to hold the security to recovery. As of September 30, 2011, management does not have the intent to sell these securities nor does it believe it is more likely than not that it will be required to sell these securities before the recovery of its amortized cost basis. Based on the Company’s evaluation of the above and other relevant factors, the Company does not believe the securities that are in an unrealized loss position as of September 30, 2011 are other than temporarily impaired.
The amortized cost and estimated fair value of investment securities at September 30, 2011 by contractual maturity are shown below. Expected maturities will differ from contractual maturities because the issuers of the securities may have the right to call or prepay obligations with or without call or prepayment penalties.

		Estimated
	Amortized	Fair
	Cost	Value
After one year through five years	$30,316,000	$30,475,000
Investment securities not due at a single maturity date:
Government-guaranteed mortgage-backed securities	20,920,000	21,268,000

	$51,236,000	$51,743,000

Investment securities with amortized costs totaling $46,380,000 and $36,828,000 and estimated fair values totaling $46,885,000 and $36,814,000 at September 30, 2011 and December 31, 2010, respectively, were pledged to secure deposits and repurchase agreements.

5. LOANS
Outstanding loans are summarized below, in thousands:

	September 30,	December 31,
	2011	2010
Commercial	$30,213	$33,433
Agricultural	38,858	38,469
Real estate — residential	43,169	43,291
Real estate — commercial	113,332	119,222
Real estate — construction and land development	22,708	31,199
Equity lines of credit	37,319	36,946
Installment	2,817	2,879
Other	6,977	8,761

	295,393	314,200
Deferred loan costs, net	417	275
Allowance for loan losses	(6,460)	(7,324)

	$289,350	$307,151

At September 30, 2011 and December 31, 2010, nonaccrual loans totaled $15,475,000 and $25,313,000, respectively.
Changes in the allowance for loan losses were as follows, in thousands:

	Nine Months Ended September 30,
	2011	2010
Balance, beginning of period	$7,324	$9,568
Provision charged to operations	2,700	3,700
Losses charged to allowance	(3,858)	(7,208)
Recoveries	294	562

Balance, end of period	$6,460	$6,622

	Three Months Ended September 30,
	2011	2010
Balance, beginning of period	$7,267	$6,146
Provision charged to operations	400	1,300
Losses charged to allowance	(1,284)	(1,263)
Recoveries	77	439

Balance, end of period	$6,460	$6,622

Troubled Debt Restructurings:
The Company has allocated $474,000 and $271,000 of specific reserves to customers whose loan terms have been modified in troubled debt restructurings as of September 30, 2011 and December 31, 2010. The Company has not committed to lend additional amounts on loans classified as troubled debt restructurings on September 30, 2011 and December 31, 2010.
During the period ending September 30, 2011, the terms of certain loans were modified as troubled debt restructurings. The modification of the terms of such loans included one or a combination of the following: a reduction of the stated interest rate of the loan; an extension of the maturity date at a stated rate of interest lower than the current market rate for new debt with similar risk; or a permanent reduction of the recorded investment in the loan.
Modifications involving a reduction of the stated interest rate of the loan were for periods ranging from 1 month to 2 years. Modifications involving an extension of the maturity date were for periods ranging from 1 month to 10 years.

The following table presents loans by class modified as troubled debt restructurings that occurred during the nine months ending September 30, 2011:

		Pre-Modification	Post-Modification
		Outstanding Recorded	Outstanding
	Number of Loans	Investment	Investment
Troubled Debt Restructurings:
Commercial	2	$129,000	$129,000
Agricultural	1	266,000	266,000
Real Estate:
Construction and land development	3	4,873,000	4,873,000
Other	17	153,000	154,000

Total	23	$5,421,000	$5,422,000

The following table presents loans by class modified as troubled debt restructurings that occurred during the three months ending September 30, 2011:

		Pre-Modification	Post-Modification
		Outstanding Recorded	Outstanding
	Number of Loans	Investment	Investment
Troubled Debt Restructurings:
Commercial	1	$14,000	$14,000
Agricultural	1	266,000	266,000
Other	5	57,000	57,000

Total	7	$338,000	$338,000

The troubled debt restructurings described above did not increase the allowance for loan losses or result in charge offs during the periods ending September 30, 2011.
The following table presents loans by class modified as troubled debt restructurings during the last twelve months which there was a payment default during the nine months ended September 30, 2011:

		Recorded
	Number of Loans	Investment
Troubled Debt Restructurings:
Real Estate:
Construction and land development	1	$125,000
Residential	1	170,000
Equity LOC	1	101,000

Total	3	$396,000

A loan is considered to be in payment default once it is 90 days contractually past due under the modified terms. There were no loans modified as troubled debt restructurings during the last twelve months that were in payment default during the nine months ended September 30, 2011. The troubled debt restructurings described above did not increase the allowance for loan losses or result in charge offs during the periods ending September 30, 2011.
The terms of certain other loans were modified during the period ending September 30, 2011 that did not meet the definition of a troubled debt restructuring. These loans have a total recorded investment as of September 30, 2011 of $9.2 million. The modification of these loans involved either a modification of the terms of a loan to borrowers who were not experiencing financial difficulties or a delay in a payment that was considered to be insignificant.
In order to determine whether a borrower is experiencing financial difficulty, an evaluation is performed of the probability that the borrower will be in payment default on any of its debt in the foreseeable future without the modification. This evaluation is performed under the company’s internal underwriting policy.
Certain loans which were modified during the period ending September, 30, 2011 and did not meet the definition of a troubled debt restructuring as the modification was a delay in a payment that was considered to be insignificant had delays in payment ranging from 30 days to 2 months.

The following table shows the loan portfolio allocated by management’s internal risk ratings at the dates indicated, in thousands:
September 30, 2011

	Commercial Credit Exposure
	Credit Risk Profile by Internally Assigned Grade
			Real Estate-	Real Estate-	Real Estate-
	Commercial	Agricultural	Residential	Commercial	Construction	Equity LOC	Total
Grade:
Pass	$26,765	$34,920	$39,891	$92,243	$13,157	$34,102	$241,078
Watch	983	1,468	952	7,297	2,339	1,422	14,461
Substandard	2,445	2,470	2,326	13,792	7,212	1,783	30,028
Doubtful	20	—	—	—	—	12	32

Total	$30,213	$38,858	$43,169	$113,332	$22,708	$37,319	$285,599

December 31, 2010

	Commercial Credit Exposure
	Credit Risk Profile by Internally Assigned Grade
			Real Estate-	Real Estate-	Real Estate-
	Commercial	Agricultural	Residential	Commercial	Construction	Equity LOC	Total
Grade:
Pass	$28,923	$34,081	$39,194	$96,527	$15,987	$34,787	$249,499
Watch	904	646	1,738	8,192	2,165	585	14,230
Substandard	3,606	3,742	2,295	14,503	12,982	1,502	38,630
Doubtful	—	—	64	—	65	72	201

Total	$33,433	$38,469	$43,291	$119,222	$31,199	$36,946	$302,560

	Consumer Credit Exposure			Consumer Credit Exposure
	Credit Risk Profile Based on Payment Activity			Credit Risk Profile Based on Payment Activity
	September 30, 2011			December 31, 2010
	Installment	Other	Total	Installment	Other	Total
Grade:
Performing	$2,660	$6,828	$9,488	$2,830	$8,643	$11,473
Non-performing	157	149	306	49	118	167

Total	$2,817	$6,977	$9,794	$2,879	$8,761	$11,640

The following tables show the allocation of the allowance for loan losses by impairment methodology at the dates indicated, in thousands:

			Real Estate-	Real Estate-	Real Estate-
	Commercial	Agricultural	Residential	Commercial	Construction	Equity LOC	Installment	Other	Total

Nine months ended 9/30/2011:

Allowance for Loan Losses
Beginning balance	$760	$184	$632	$1,819	$3,011	$652	$66	$200	$7,324
Charge-offs	(386)	(93)	(127)	(252)	(2,484)	(311)	(87)	(118)	(3,858)
Recoveries	87	102	—	16	5	—	10	74	294
Provision	489	68	(32)	228	1,494	307	146	—	2,700

Ending balance	$950	$261	$473	$1,811	$2,026	$648	$135	$156	$6,460

Three months ended 9/30/2011:

Allowance for Loan Losses
Beginning balance	$1,055	$258	$558	$1,883	$2,674	$552	$117	$170	$7,267
Charge-offs	(220)	1	(79)	(8)	(695)	(239)	(23)	(21)	(1,284)
Recoveries	46	—	—	15	—	—	3	13	77
Provision	69	2	(6)	(79)	47	335	38	(6)	400

Ending balance	$950	$261	$473	$1,811	$2,026	$648	$135	$156	$6,460

September 30, 2011:

Allowance for Loan Losses
Ending balance: individually evaluated for impairment	$224	$118	$75	$149	$194	$38	$31	$3	$832

Ending balance: collectively evaluated for impairment	$726	$143	$398	$1,662	$1,832	$610	$104	$153	$5,628

Loans
Ending balance	$30,213	$38,858	$43,169	$113,332	$22,708	$37,319	$2,817	$6,977	$295,393

Ending balance: individually evaluated for impairment	$5,153	$1,376	$3,255	$5,578	$6,601	$1,297	$157	$78	$23,495

Ending balance: collectively evaluated for impairment	$25,060	$37,482	$39,914	$107,754	$16,107	$36,022	$2,660	$6,899	$271,898

December 31, 2010:

Allowance for Loan Losses
Ending balance	$760	$184	$632	$1,819	$3,011	$652	$66	$200	$7,324

Ending balance: individually evaluated for impairment	$22	$—	$121	$201	$1,479	$72	$8	$—	$1,903

Ending balance: collectively evaluated for impairment	$738	$184	$511	$1,618	$1,532	$580	$58	$200	$5,421

Loans
Ending balance	$33,433	$38,469	$43,291	$119,222	$31,199	$36,946	$2,879	$8,761	$314,200

Ending balance: individually evaluated for impairment	$2,706	$868	$3,870	$8,204	$11,501	$1,382	$106	$118	$28,755

Ending balance: collectively evaluated for impairment	$30,727	$37,601	$39,421	$111,018	$19,698	$35,564	$2,773	$8,643	$285,445

The following table shows an aging analysis of the loan portfolio by the time past due, in thousands:

		90 Days
	30-89 Days	and Still		Total
	Past Due	Accruing	Nonaccrual	Past Due	Current	Total

As of September 30, 2011:

Commercial:
Commercial	$89	$—	$5,024	$5,113	$25,100	$30,213
Agricultural	—	—	1,110	1,110	37,748	38,858
Real estate — construction	65	—	535	600	22,108	22,708
Real estate — commercial	3,195	—	5,578	8,773	104,559	113,332
Residential:
Real estate — residential	172		1,708	1,880	41,289	43,169
Equity LOC	521	—	1,286	1,807	35,512	37,319
Consumer:
Installment	12	—	157	169	2,648	2,817
Other	215	72	77	364	6,613	6,977

Total	$4,269	$72	$15,475	$19,816	$275,577	$295,393

As of December 31, 2010:

Commercial:
Commercial	$352	$—	$2,706	$3,058	$30,375	$33,433
Agricultural	272	—	868	1,140	37,329	38,469
Real estate — construction	136	—	9,797	9,933	21,266	31,199
Real estate — commercial	802	—	8,204	9,006	110,216	119,222
Residential:
Real estate — residential	400	—	2,189	2,589	40,702	43,291
Equity LOC	494	—	1,382	1,876	35,070	36,946
Consumer:
Installment	56	—	49	105	2,774	2,879
Other	348	45	118	511	8,250	8,761

Total	$2,860	$45	$25,313	$28,218	$285,982	$314,200

The following table shows information related to impaired loans at the dates indicated, in thousands:

		Unpaid		Average	Interest
	Recorded	Principal	Related	Recorded	Income
	Investment	Balance	Allowance	Investment	Recognized
As of September 30, 2011:

With no related allowance recorded:
Commercial	$4,072	$4,432
Agricultural	1,031	1,262
Real estate — construction	1,941	2,292
Real estate — commercial	2,903	3,170
Real estate — residential	1,773	1,774
Equity Lines of Credit	1,150	1,150
Installment	94	94
Other	75	75
With an allowance recorded:
Commercial	1,081	1,081	$224
Agricultural	345	345	118
Real estate — construction	4,660	4,711	194
Real estate — commercial	2,675	2,683	149
Real estate — residential	1,482	1,509	75
Equity Lines of Credit	147	147	38
Installment	63	63	31
Other	3	3	3
Total:
Commercial	5,153	5,513	224	$3,361	$11
Agricultural	1,376	1,607	118	1,296	34
Real estate — construction	6,601	7,003	194	11,056	117
Real estate — commercial	5,578	5,853	149	6,609	78
Real estate — residential	3,255	3,283	75	3,575	109
Equity Lines of Credit	1,297	1,297	38	1,319	13
Installment	157	157	31	79	2
Other	78	78	3	110	8

Total	$23,495	$24,791	$832	$27,405	$372

As of December 31, 2010:

With no related allowance recorded:
Commercial	$2,680	$3,018
Agricultural	868	1,109
Real estate — construction	4,151	5,169
Real estate — commercial	5,994	5,994
Real estate — residential	2,244	2,245
Equity Lines of Credit	1,310	1,310
Installment	98	98
Other	118	118
With an allowance recorded:
Commercial	26	26	$22
Agricultural	—	—	—
Real estate — construction	7,350	8,770	1,479
Real estate — commercial	2,210	2,210	201
Real estate — residential	1,626	1,743	121
Equity Lines of Credit	72	72	72
Installment	8	8	8
Other	—	—	—
Total:
Commercial	2,706	3,044	22	$1,924	$11
Agricultural	868	1,109	—	1,454	102
Real estate — construction	11,501	13,939	1,479	8,440	100
Real estate — commercial	8,204	8,204	201	7,516	261
Real estate — residential	3,870	3,988	121	750	121
Equity Lines of Credit	1,382	1,382	72	565	—
Installment	106	106	8	44	2
Other	118	118	—	140	11

Total	$28,755	$31,890	$1,903	$20,833	$608

6. COMMITMENTS AND CONTINGENCIES
The Company is party to claims and legal proceedings arising in the ordinary course of business. In the opinion of the Company’s management, the amount of ultimate liability with respect to such proceedings will not have a material adverse effect on the financial condition or results of operations of the Company taken as a whole.
In the normal course of business, there are various outstanding commitments to extend credit, which are not reflected, in the financial statements, including loan commitments of $72,523,000 and $71,605,000 and stand-by letters of credit of $50,000 and $164,000 at September 30, 2011 and December 31, 2010, respectively.
Of the loan commitments outstanding at September 30, 2011, $898,000 are real estate construction loan commitments that are expected to fund within the next twelve months. The remaining commitments primarily relate to revolving lines of credit or other commercial loans, and many of these are expected to expire without being drawn upon. Therefore, the total commitments do not necessarily represent future cash requirements. Each loan commitment and the amount and type of collateral obtained, if any, are evaluated on an individual basis. Collateral held varies, but may include real property, bank deposits, debt or equity securities or business assets.
Stand-by letters of credit are conditional commitments written to guarantee the performance of a customer to a third party. These guarantees are primarily related to the purchases of inventory by commercial customers and are typically short-term in nature. Credit risk is similar to that involved in extending loan commitments to customers and accordingly, evaluation and collateral requirements similar to those for loan commitments are used. The deferred liability related to the Company’s stand-by letters of credit was not significant at September 30, 2011 or December 31, 2010.
7. EARNINGS PER SHARE
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

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
(In thousands, except share and per share data)	2011	2010	2011	2010
Net Income:
Net income	$371	$196	$696	$906
Dividends on preferred shares	(171)	(171)	(513)	(513)

Net income available to common shareholders	$200	$25	$183	$393

Earnings Per Share:
Basic earnings per share	$0.04	$0.01	$0.04	$0.08
Diluted earnings per share	$0.04	$0.01	$0.04	$0.08
Weighted Average Number of Shares Outstanding:
Basic shares	4,776	4,776	4,776	4,776
Diluted shares	4,776	4,776	4,776	4,776
Shares of common stock issuable under stock options for which the exercise prices were greater than the average market prices were not included in the computation of diluted earnings per share due to their antidilutive effect.

8. COMPREHENSIVE INCOME
Total comprehensive income for the three months ended September 30, 2011 and 2010 totaled $392,000 and $57,000, respectively. Comprehensive income is comprised of unrealized gains (losses), net of taxes, on available-for-sale investment securities, which were $21,000 and $(139,000) for the three months ended September 30, 2011 and 2010, respectively, together with net income.
Total comprehensive income for the nine months ended September 30, 2011 and 2010 totaled $994,000 and $891,000, respectively. Comprehensive income is comprised of unrealized gains (losses), net of taxes, on available-for-sale investment securities, which were $298,000 and $(15,000) for the nine months ended September 30, 2011 and 2010, respectively, together with net income.
At September 30, 2011 and December 31, 2010, accumulated other comprehensive income (loss) totaled $298,000 and $(52,000), respectively, and is reflected, net of taxes, as a component of shareholders’ equity.
9. STOCK-BASED COMPENSATION
In 2001 and 1991, the Company established Stock Option Plans for which 534,030 shares of common stock remain reserved for issuance to employees and directors and no shares are available for future grants under incentive and nonstatutory agreements as of September 30, 2011.
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

Nine Months
Ended
September 30, 2011
Expected life of stock options	5.3 years
Interest rate—stock options	2.26%
Volatility—stock options	46.1%
Dividend yields	3.05%
Weighted-average fair value of options granted during the period	$0.99
No options were granted during the three months ended September 30, 2011 or the nine months ended September 30, 2010.
During the nine months ended September 30, 2011 and 2010 the Company recognized a net reversal of compensation cost related to a revision in the estimated forfeiture rate. This resulted in a credit to operating expense of $46,000 during the nine months ended September 30, 2011 and reduction in the future income tax benefit of $1,000. Compensation cost related to stock options recognized in operating expense was $15,000 for the nine months ended September 30, 2010 and the future income tax benefit recognized was $1,000.
Compensation cost related to stock options recognized in operating results was $18,000 and $43,000 for the quarters ended September 30, 2011 and 2010, respectively. The associated future income tax benefit recognized was $1,000 and $3,000 for the quarters ended September 30, 2011 and 2010 respectively.

The following table summarizes information about stock option activity for the nine months ended September 30, 2011:

			Weighted
			Average
		Weighted	Remaining
		Average	Contractual
		Exercise	Term	Intrinsic Value
	Shares	Price	(in years)	(in thousands)
Options outstanding at December 31, 2010	312,030	$13.41
Options granted	248,000	$2.95
Options exercised	—	—
Options cancelled	(26,000)	$4.26

Options outstanding at September 30, 2011	534,030	$9.00	4.8	$—

Options exercisable at September 30, 2011	294,762	$13.47	2.8	$—

Expected to vest after September 30, 2011	196,944	$3.49	7.3	$—

At September 30, 2011, there was $143,000 of total unrecognized compensation cost related to non-vested stock option awards which is expected to be recognized over a weighted-average period of 3.1 years. The total fair value of options vested during the nine months ended September 30, 2011 was $153,000.
10. INCOME TAXES
The Company files its income taxes on a consolidated basis with its subsidiary. The allocation of income tax expense (benefit) represents each entity’s proportionate share of the consolidated provision for income taxes.
Deferred tax assets and liabilities are recognized for the tax consequences of temporary differences between the reported amount of assets and liabilities and their tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The determination of the amount of deferred income tax assets which are more likely than not to be realized is primarily dependent on projections of future earnings, which are subject to uncertainty and estimates that may change given economic conditions and other factors. The realization of deferred income tax assets is assessed and a valuation allowance is recorded if it is “more likely than not” that all or a portion of the deferred tax asset will not be realized. “More likely than not” is defined as greater than a 50% chance. All available evidence, both positive and negative is considered to determine whether, based on the weight of that evidence, a valuation allowance is needed. Based upon our analysis of available evidence, we have determined that it is “more likely than not” that all of our deferred income tax assets as of September 30, 2011 and December 31, 2010 will be fully realized and therefore no valuation allowance was recorded. On the consolidated balance sheet, net deferred tax assets are included in accrued interest receivable and other assets.
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

Interest expense and penalties associated with unrecognized tax benefits, if any, are classified as income tax expense in the consolidated statement of operations. There have been no significant changes to unrecognized tax benefits or accrued interest and penalties for the quarter ended September 30, 2011.
11. FAIR VALUE MEASUREMENT
Fair Value of Financial Instruments
The estimated fair values of the Company’s financial instruments are as follows:

	September 30, 2011		December 31, 2010
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Financial assets:
Cash and cash equivalents	$83,833,000	$83,833,000	$64,628,000	$64,628,000
Investment securities	51,743,000	51,743,000	63,017,000	63,017,000
Loans	289,350,000	292,590,000	307,151,000	304,045,000
FHLB stock	2,043,000	2,043,000	2,188,000	2,188,000
Bank owned life insurance	10,724,000	10,724,000	10,463,000	10,463,000
Accrued interest receivable	1,730,000	1,730,000	1,784,000	1,784,000
Financial liabilities:
Deposits	$409,943,000	$410,234,000	$424,887,000	$425,009,000
Junior subordinated deferrable interest debentures	10,310,000	3,056,000	10,310,000	2,992,000
Accrued interest payable	696,000	696,000	623,000	623,000
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
The following methods and assumptions were used by management to estimate the fair value of its financial instruments at September 30, 2011 and December 31, 2010:
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
Management monitors the availability of observable market data to assess the appropriate classification of financial instruments within the fair value hierarchy. Changes in economic conditions or model-based valuation techniques may require the transfer of financial instruments from one fair value level to another. In such instances, the transfer is reported at the beginning of the reporting period. The Company did not change the methodology used to determine fair value for any financial instruments during 2011. There were no transfers between levels during the nine months ended September 30, 2011 or twelve months ended December 31, 2010.
Management evaluates the significance of transfers between levels based upon the nature of the financial instrument and size of the transfer relative to total assets, total liabilities or total earnings.

The following tables present information about the Company’s assets and liabilities measured at fair value on a recurring and non recurring basis as of September 30, 2011 and December 31, 2010, and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value:
Assets and liabilities measured at fair value on a recurring basis at September 30, 2011 are summarized below:

		Fair Value Measurements at September 30, 2011 Using
		Quoted Prices in	Significant Other	Significant
	Total Fair	Active Markets for	Observable Inputs	Unobservable Inputs
	Value	Identical Assets (Level 1)	(Level 2)	(Level 3)

Assets:
U.S. Government Agencies	$30,475,000	$30,475,000
U.S. Government agencies collateralized by mortgage obligations	21,268,000		$21,268,000

	$51,743,000	$30,475,000	$21,268,000	$—

Assets and liabilities measured at fair value on a recurring basis at December 31, 2010 are summarized below:

		Fair Value Measurements at December 31, 2010 Using
		Quoted Prices in	Significant Other	Significant
	Total Fair	Active Markets for	Observable Inputs	Unobservable Inputs
	Value	Identical Assets (Level 1)	(Level 2)	(Level 3)

Assets:
U.S. Treasury securities	$1,032,000	$1,032,000
U.S. Government agencies	40,430,000	40,430,000
U.S. Government agencies collateralized by mortgage obligations	21,273,000		$21,273,000
Obligations of states and political subdivisions	282,000	282,000

	$63,017,000	$41,744,000	$21,273,000	$—

The fair value of securities available-for-sale equals quoted market price, if available. If quoted market prices are not available, fair value is determined using quoted market prices for similar securities. There were no changes in the valuation techniques used during 2011 or 2010. Changes in fair market value are recorded in other comprehensive income.

Assets and liabilities measured at fair value on a non-recurring basis at September 30, 2011 are summarized below:

		Fair Value Measurements at September 30, 2011 Using
		Quoted Prices in		Significant
		Active Markets for	Significant Other	Unobservable	Total
		Identical Assets	Observable Inputs	Inputs	Gains
	Total Fair Value	(Level 1)	(Level 2)	(Level 3)	(Losses)

Assets:
Impaired loans:
Commercial	$1,585,000		$1,585,000		$(215,000)
Agricultural	376,000		376,000		(118,000)
Real estate — residential	1,406,000		1,406,000		(13,000)
Real estate — commercial	2,814,000		2,814,000		(297,000)
Real estate — construction and land development	4,662,000		4,662,000		207,000
Equity lines of credit	109,000		109,000		(38,000)
Installment	32,000		32,000		(31,000)
Other	—		—		(3,000)

Total impaired loans	10,984,000		10,984,000		(508,000)

Other real estate	8,957,000		8,957,000		(337,000)

	$19,941,000	$—	$19,941,000	$—	$(845,000)

Assets and liabilities measured at fair value on a non-recurring basis at December 31, 2010 are summarized below:

		Fair Value Measurements at December 31, 2010 Using
		Quoted Prices in		Significant
		Active Markets for	Significant Other	Unobservable	Total
		Identical Assets	Observable Inputs	Inputs	Gains
	Total Fair Value	(Level 1)	(Level 2)	(Level 3)	(Losses)

Assets:
Impaired loans
Commercial	$914,000		$914,000		$(259,000)
Agricultural	243,000		243,000		(117,000)
Real estate — residential	1,505,000		1,505,000		(213,000)
Real estate — commercial	2,009,000		2,009,000		(201,000)
Real estate — construction and land development	8,850,000		8,850,000		(559,000)
Equity lines of credit	—		—		(10,000)
Installment	—		—		(8,000)
Other	—		—		11,000

Total impaired loans	13,521,000		13,521,000		(1,356,000)

Other real estate	8,867,000		8,867,000		(235,000)

	$22,388,000	$—	$22,388,000	$—	$(1,591,000)

The Company has no liabilities which are reported at fair value.
The following methods were used to estimate the fair value of each class of assets above.
Impaired Loans: The fair value of impaired loans is based on the fair value of the collateral, if collateral dependent or the present value of the expected cash flows discounted at the loan’s effective rate for those loans not collateral dependent. If the Company determines that the value of an impaired loan is less than the recorded investment in the loan, the carrying value is adjusted through a charge-off recorded through the allowance for loan losses. Total losses of $508,000 and $1,356,000 represent impairment charges recognized during the nine months and year ended September 30, 2011 and December 31, 2010, respectively related to the above impaired loans.
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
12. FINANCIAL ACCOUNTING STANDARDS
Creditor’s Determination of Whether a Restructuring is a Troubled Debt Restructuring
In January 2011, the FASB issued ASU 2011-01, Receivables (Topic 310): Deferral of the Effective Date of Disclosures about Troubled Debt Restructurings in Update No. 2010-20. ASU 2011-01 approved the deferral of certain disclosure requirements surrounding TDRs included in ASU 2010-20, which were scheduled to be effective on January 1, 2011. The disclosure requirements were delayed until the FASB finalized the standards update related to their exposure draft, Clarifications to Accounting for Troubled Debt Restructurings by Creditors. In April 2011, the FASB issued ASU 2011-02, Receivables (Topic 310): A Creditor’s Determination of Whether a Restructuring is a Troubled Debt Restructuring. ASU 2011-02 provides additional guidance to creditors for evaluating whether a modification or restructuring of a receivable is a TDR. The new guidance will require creditors to evaluate modifications and restructurings of receivables using a more principles-based approach, which may result in more modifications and restructurings being considered TDR. The amendments are effective for the first interim or annual period beginning on or after June 15, 2011. The disclosures which were deferred by ASU 2011-01 are required for interim and annual periods beginning on or after June 15, 2011. The adoption of this guidance did not have an impact on the Company’s financial position, results of operation or cash flows.

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
INTRODUCTION
The following discussion and analysis sets forth certain statistical information relating to the Company as of September 30, 2011 and December 31, 2010 and for the three and nine month periods ended September 30, 2011 and 2010. This discussion should be read in conjunction with the condensed consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q and the consolidated financial statements and notes thereto included in Plumas Bancorp’s Annual Report filed on Form 10-K for the year ended December 31, 2010.
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

OVERVIEW
The Company recorded net income of $696 thousand for the nine months ended September 30, 2011, down $210 thousand from net income of $906 thousand during the nine months ended September 30, 2010. The reduction in income was related to a decline of $586 thousand in non-interest income, due to a $1.4 million one-time gain on the sale of its merchant card portfolio recorded during June 2010 and a decrease in gains on the sale of investment securities of $168 thousand partially offset by an increase in gains on the sale of government guaranteed loans of $1.2 million. Net interest income declined by $691 thousand from $13.2 million during the 2010 period to $12.5 million during the nine months ended September 30, 2011. These declines in revenue were partially offset by declines of $1.0 million in the provision for loan losses and $146 thousand in the provision for income taxes. Non-interest expense increased by $79 thousand to $14.9 million for the nine months ended September 30, 2011.
Primarily related to a decrease in loan balances, interest income declined by $1.7 million; however, this was partially offset by a decline of $1.0 million in interest expense; $652 thousand of which was related to a decrease in the rate paid and average balance of time deposits. The increase in non-interest expense was related to a $655 thousand increase in loss on sale of OREO mostly offset by reductions in other components of non-interest expense the largest of which was a $311 thousand decline in salary and benefit expense. Pre-tax earnings decreased by $356 thousand from $1.3 million during the nine months ended September 30, 2010 to $923 thousand during the current nine month period. The provision for income taxes decreased from $373 thousand during the 2010 period to $227 thousand during the current nine month period.
Net income allocable to common shareholders decreased from $393 thousand or $0.08 per share during the nine months ended September 30, 2010 to $183 thousand or $0.04 per share during the current nine month period. Income allocable to common shareholders is calculated by subtracting dividends payable and discount amortized on preferred stock from net income.
Total assets at September 30, 2011 were $473 million, a decrease of $11.6 million from $485 million at December 31, 2010. This decrease was mostly related to a net decline in investment securities of $11.3 million resulting from investment security sales of $27.4 million partially offset by new purchases and a decrease in loan balances of $17.8 million. Cash and due from banks increased by $19.2 million, from $64.6 million at December 31, 2010 to $83.8 million at September 30, 2011 and all other assets declined by $1.7 million.
Deposits decreased by $15.0 million from $425 million at December 31, 2010 to $410 million at September 30, 2011. The decline in deposits was related to maturities from a higher rate promotional time deposit product we began offering in June, 2009 and continued to offer until April 30, 2010. Core deposit growth was strong with increases in non-interest bearing deposits of $18.5 million. Other liabilities increased by $1.8 million related to a new product which uses repurchase agreements as an alternative to interest-bearing deposits for our larger business customers. The balance in this product at September 30, 2011 was $7.1 million, but this was partially offset by the derecognition of a $4.3 million secured borrowing that was outstanding at December 31, 2010 which represented SBA loans sold but subject to a 90 day premium recourse provision. Under ASC Topic 860, Accounting for Transfers of Financial Assets, we were required to maintain this liability and the related loans on balance sheet until the premium recourse period had passed. Once the 90 days had passed and no premium recourse remains we remove the sold loans from assets and derecognize the secured borrowing. During 2011, the SBA modified its requirement related to the recourse provisions on the sale of SBA loans and, as a result, no longer requires the 90 day premium recourse requirement. Therefore; no secured borrowings were outstanding at September 30, 2011.
The annualized return on average assets was 0.20% for the nine months ended September 30, 2011 down from 0.24% for the nine months ended September 30, 2010. The annualized return on average common equity was 0.89% for the nine months ended September 30, 2011 down from 1.9% for the nine months ended September 30, 2010.

RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2011
Net interest income before provision for loan losses. Net interest income, on a nontax-equivalent basis, for the nine months ended September 30, 2011 was $12.5 million, a decline of $691 thousand from the $13.2 million earned during the same period in 2010. The largest component of the decrease in net interest income was the impact on interest income from a decline in the average balance of loans. Other changes, resulting in a decrease in net interest income, included a decline in yield on the Company’s loan and investment portfolios and a decrease in the average balance of investments. These items were partially offset by a decline in interest expense due to a decline in the average balance of time deposits and long term borrowings and a decline in the rate paid on time, NOW and money market deposits. Net interest margin for the nine months ended September 30, 2011 decreased 23 basis points, or 5%, to 4.06%, down from 4.29% for the same period in 2010.
Interest income decreased by $1.7 million or 11%, to $14.0 million for the nine months ended September 30, 2011 primarily as a result of a decline in the average balance and yield on loans. Interest and fees on loans decreased $1.3 million to $13.2 million for the nine months ended September 30, 2011 as compared to $14.3 million during the first nine months of 2010. The Company’s average loan balances were $305 million for the nine months ended September 30, 2011, down $20.5 million, or 6%, from $326 million for the same period in 2010. The decline in loan balances includes net charge-offs which totaled $4.7 million from September 1, 2010 to September 30, 2011 as well as $5.4 million in loans transferred to OREO. The average rate earned on the Company’s loan balances decreased by 16 basis points to 5.70% during the first nine months of 2011 compared to 5.86% during the first nine months of 2010. The decrease in loan yield reflects an increase in nonperforming loan balances which averaged $21.6 million during the nine months ended September 30, 2011 and $16.7 million during the same period in 2010. Interest income on investment securities deceased by $513 thousand related to a decrease in average balance of $11.4 million, from $71.5 million for the nine months ended September 30, 2010 to $60.1 million during the current period and a decline in yield of 63 basis points. The decline in yield is primarily related to the replacement of matured and sold investment securities with new investments with market yields below those which they replaced. Interest income on other interest-earning assets, which totaled $91 thousand in 2011 and $27 thousand in 2010, relates to interest on cash balances held at the Federal Reserve.
Interest expense on deposits decreased by $905 thousand, or 43%, to $1.2 million for the nine months ended September 30, 2011, down from $2.1 million for the same period in 2010. This decrease primarily relates to decreases in the average balance and rate paid on time deposits and a decline in the rate paid on NOW and money market accounts.
Interest on time deposits declined by $652 thousand. Average time deposits declined by $24.3 million from $126.3 million during the first nine months of 2010 to $102.0 million during the nine months ended September 30, 2011. The decrease in time deposits is mostly related to a promotional time deposit product we began offering in June, 2009 and continued to offer until April 30, 2010. These promotional time deposits have now fully matured. The average rate paid on these promotional deposits during the nine months ended September 30, 2011 was 2%. The average rate paid on time deposits decreased from 1.64% during the first nine months of 2010 to 1.17% during the current nine month period. This decrease primarily relates to a decline in market rates in the Company’s service area and the maturity of the higher rate promotional deposits.
Interest expense on NOW accounts declined by $179 thousand. Rates paid on NOW accounts declined by 22 basis points from 0.43% during the first nine months of 2010 to 0.21% during the same period in 2011, as we significantly lowered the rate paid on local public agencies NOW accounts. Although we lost some deposits by lowering this rate; we are focused on the profitability of the public sweep accounts rather than growing public sweep balances.
Interest expense on money market accounts decreased by $88 thousand related to a decrease in rate paid on these accounts of 27 basis points from 0.57% during the nine months ended September 30, 2010 to 0.30% during the current nine month period. This was primarily related to a significant drop in the rates paid on our money market sweep product.
Interest on long term borrowings decreased by $130 thousand as there were no outstanding long term FHLB borrowings during 2011.
During the second quarter of 2010, the Company, at the request of the Federal Reserve Bank of San Francisco (FRB), deferred regularly scheduled quarterly interest payments on its outstanding junior subordinated debentures relating to its two trust preferred securities. However, we continue to accrue interest for this obligation. See “Capital Resources”. Interest accrued on trust preferred securities was $228 thousand during the nine months ended September 30, 2011 compared to interest expense on these securities of $235 thousand during the same period in 2010.

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

	For the Nine Months Ended September 30, 2011			For the Nine Months Ended September 30, 2010
	Average Balance	Interest	Yield/	Average Balance	Interest	Yield/
	(in thousands)	(in thousands)	Rate	(in thousands)	(in thousands)	Rate

Interest-earning assets:
Loans (1) (2)	$305,048	$13,007	5.70%	$325,558	$14,266	5.86%
Investment securities (1)	60,109	929	2.07%	71,470	1,442	2.70%
Interest-bearing deposits	48,324	91	0.25%	15,521	27	0.23%

Total interest-earning assets	413,481	14,027	4.54%	412,549	15,735	5.10%

Cash and due from banks	13,008			41,538
Other assets	42,473			49,389

Total assets	$468,962			$503,476

Interest-bearing liabilities:
NOW deposits	$95,724	148	0.21%	$102,348	327	0.43%
Money market deposits	40,577	91	0.30%	42,239	179	0.57%
Savings deposits	57,922	77	0.18%	50,499	63	0.17%
Time deposits	101,963	893	1.17%	126,302	1,545	1.64%

Total deposits	296,186	1,209	0.55%	321,388	2,114	0.88%

Short-term borrowings	—	—	0.00%	1,319	5	0.51%
Long-term borrowings	—	—	0.00%	13,333	130	1.30%
Other interest-bearing liabilities	1,588	33	2.78%	123	3	3.26%
Junior subordinated debentures	10,310	228	2.96%	10,310	235	3.05%

Total interest-bearing liabilities	308,084	1,470	0.64%	346,473	2,487	0.96%

Non-interest bearing deposits	114,957			109,135
Other liabilities	6,867			8,956
Shareholders’ equity	39,054			38,912

Total liabilities & equity	$468,962			$503,476

Cost of funding interest-earning assets (3)			0.48%			0.81%
Net interest income and margin (4)		$12,557	4.06%		$13,248	4.29%

(1)	Not computed on a tax-equivalent basis.

(2)	Net loan fees/(costs) included in loan interest income for the nine-month periods ended September 30, 2011 and 2010 were $42 thousand and $(27) thousand, respectively.

(3)	Total annualized interest expense divided by the average balance of total earning assets.

(4)	Annualized net interest income divided by the average balance of total earning assets.

The following table sets forth changes in interest income and interest expense for the nine-month periods indicated and the amount of change attributable to variances in volume, rates and the combination of volume and rates based on the relative changes of volume and rates:

	2011 over 2010 change in net interest income
	for the nine months ended September 30
	(in thousands)
	Volume (1)	Rate (2)	Mix (3)	Total

Interest-earning assets:
Loans	$(899)	$(384)	$24	$(1,259)
Investment securities	(229)	(337)	53	(513)
Other	57	2	5	64

Total interest income	(1,071)	(719)	82	(1,708)

Interest-bearing liabilities:
NOW deposits	(21)	(169)	11	(179)
Money market deposits	(7)	(84)	3	(88)
Savings deposits	9	4	1	14
Time deposits	(298)	(439)	85	(652)
Short-term borrowings	(5)	—	—	(5)
Long-term borrowings	(130)	(130)	130	(130)
Other interest-bearing liabilities	36	(1)	(5)	30
Junior subordinated debentures	—	(7)	—	(7)

Total interest expense	(416)	(831)	230	(1,017)

Net interest income	$(655)	$112	$(148)	$(691)

(1)	The volume change in net interest income represents the change in average balance divided by the previous year’s rate.

(2)	The rate change in net interest income represents the change in rate multiplied by the previous year’s average balance.

(3)	The mix change in net interest income represents the change in average balance multiplied by the change in rate.
Provision for loan losses. During the nine months ended September 30, 2011 we recorded a provision for loan losses of $2.7 million down $1.0 million from the $3.7 million provision recorded during the first nine months of 2010. See “Analysis of Asset Quality and Allowance for Loan Losses” for further discussion of loan quality trends and the provision for loan losses.
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
Non-interest income. During the nine months ended September 30, 2011 non-interest income decreased by $586 thousand to $6.0 million, from $6.5 million during the nine months ended September 30, 2010. This decrease was related to the sale of our merchant processing portfolio in 2010. During June 2010 we entered into an alliance with a world-wide merchant processing leader. In conjunction with this alliance we sold our merchant processing business, recording a one-time gain of $1.4 million. Related to this sale we experienced a decrease in merchant processing income of $135 thousand during the comparison periods. Service charges on deposit accounts declined by $165 thousand primarily related to a decline in overdraft fees as new regulations placed additional restrictions on the Bank in charging overdraft fees on ATM and Point of Sale transactions. During the nine months ended September 30, 2011 we sold investment securities classified as available-for-sale with an amortized cost of $26.7 million recognizing a $612 thousand gain on sale. During the 2010 period we sold investment securities classified as available-for sale with an amortized cost of $21.2 million and recorded a $780 thousand gain on sale.

Partially offsetting these declines in income was a $1.2 million increase in gain on sale of government guaranteed loans. The production and sale of government guaranteed loans has become an important component of the Company’s core business. During 2011 we continued to grow our government guaranteed loan production as evidenced by an increase in loans originated for sale from $12.2 million during the first nine months of 2010 to $14.9 million during the current nine month period.
The following table describes the components of non-interest income for the nine-month periods ending September 30, 2011 and 2010, dollars in thousands:

	For the Nine Months
	Ended September 30,		Dollar	Percentage
	2011	2010	Change	Change
Service charges on deposit accounts	$2,582	$2,747	$(165)	-6.0%
Gain on sale of loans	1,795	600	1,195	199.2%
Gain on sale of securities	612	780	(168)	-21.5%
Earnings on life insurance policies	333	334	(1)	-0.3%
Loan service fees	159	133	26	19.5%
Customer service fees	107	100	7	7.0%
Safe deposit box and night depository income	49	48	1	2.1%
Merchant processing income	7	142	(135)	-95.1%
Sale of merchant processing portfolio	—	1,435	(1,435)	-100.0%
Other	310	221	89	40.3%

Total non-interest income	$5,954	$6,540	$(586)	-9.0%

Non-interest expenses. While we have achieved savings in many categories of non-interest expense these were offset in the current period by an increase of $672 thousand in loss on sale of other real estate owned (OREO) and other vehicles owned (OVO). Non-interest expense increased by $79 thousand from $14.8 million during the nine months ended September 30, 2010 to $14.9 million during the current nine month period.
Salaries and employee benefits decreased by $311 thousand primarily related to declines in salary expense. Salary expense, excluding commissions, declined by $618 thousand related to a reduction in staffing, during the second quarter of 2010, which affected most function areas with the exception of government guaranteed lending and problem assets. Currently we employ seven persons in our problem asset department and nine persons in government guaranteed lending. We have increased staffing in our government guaranteed lending department in order to service our increasing balances of government guaranteed loans and to provide for future growth in this area. Commission expense, which relates to government guaranteed lending personnel and is included in salary expense, increased by $392 thousand resulting from the increase in government guaranteed loan sales.
OREO represents real property taken by the Bank either through foreclosure or through a deed in lieu thereof from the borrower. Loss on sale of OREO and OVO totaled $608 thousand related to the sale of one property. During September, 2011 the Bank sold its largest OREO holding which represented $4.3 million, or 48% of the total balance in OREO at January 1, 2011. The Bank incurred a $617 thousand loss the sale of this property and a total loss on sale of OREO and OVO of $608 thousand; however, management believes the $617 thousand loss was prudent given the significant affect this transaction had in decreasing nonperforming assets.
OREO expense declined by $167 thousand from $534 thousand during the nine months ended September 30, 2010 to $367 thousand during the same period in 2011. These savings were primarily related to property taxes on OREO properties as we received a refund of prior your taxes in 2011 as some of our OREO properties were reassessed during the second half of 2010 resulting in lower tax expense in 2011.
Other non-interest expense declined by $214 thousand related to a $226 thousand prepayment penalty incurred upon the prepayment of our long-term Federal Home Loan Bank borrowings during July, 2010.

The following table describes the components of non-interest expense for the nine-month periods ending September 30, 2011 and 2010, dollars in thousands:

	For the Nine Months
	Ended September 30,		Dollar	Percentage
	2011	2010	Change	Change
Salaries and employee benefits	$7,058	$7,369	$(311)	-4.2%
Occupancy and equipment	2,337	2,327	10	0.4%
Outside Service fees	967	896	71	7.9%
FDIC insurance and assessments	851	800	51	6.4%
Loss (gain) on sale of OREO and OVO	608	(64)	672	1,050.0%
Professional fees	602	509	93	18.3%
OREO Expense	367	534	(167)	-31.3%
Provision for OREO losses	337	353	(16)	-4.5%
Telephone and data communication	250	257	(7)	-2.7%
Loan and collection expenses	223	225	(2)	-0.9%
Business development	193	197	(4)	-2.0%
Director compensation	172	174	(2)	-1.1%
Armored car and courier	168	180	(12)	-6.7%
Advertising and shareholder relations	166	180	(14)	-7.8%
Postage	148	162	(14)	-8.6%
Deposit premium amortization	130	130	—	—%
Stationery and supplies	104	103	1	1.0%
Insurance Expense	96	152	(56)	-36.8%
Other	111	325	(214)	-65.8%

Total non-interest expense	$14,888	$14,809	$79	0.5%

Provision for income taxes. The Company recorded an income tax provision of $227 thousand, or 24.6% of pre-tax income for the nine months ended September 30, 2011. This compares to an income tax provision of $373 thousand, or 29.2% of pre-tax loss for the nine months ended September 30, 2010. The percentages for 2011 and 2010 differ from the statutory rate as tax exempt income such as earnings on Bank owned life insurance and municipal loan and investment income decrease the tax provision and increase the tax benefit.
Deferred tax assets and liabilities are recognized for the tax consequences of temporary differences between the reported amount of assets and liabilities and their tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The determination of the amount of deferred income tax assets which are more likely than not to be realized is primarily dependent on projections of future earnings, which are subject to uncertainty and estimates that may change given economic conditions and other factors. The realization of deferred income tax assets is assessed and a valuation allowance is recorded if it is “more likely than not” that all or a portion of the deferred tax asset will not be realized. “More likely than not” is defined as greater than a 50% chance. All available evidence, both positive and negative is considered to determine whether, based on the weight of that evidence, a valuation allowance is needed. Based upon our analysis of available evidence, we have determined that it is “more likely than not” that all of our deferred income tax assets as of September 30, 2011 and December 31, 2010 will be fully realized and therefore no valuation allowance was recorded. On the consolidated balance sheet, net deferred tax assets are included in accrued interest receivable and other assets.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2011
Net Income. The Company recorded net income of $371 thousand for the three months ended September 30, 2011 an increase of $175 thousand from net income of $196 thousand for the three months ended September 30, 2010. This increase in earnings mostly relates to a decrease of $900 thousand in the provision for loan losses. In addition, non-interest income increased by $103 thousand. Partially offsetting these items was a decrease in net-interest income of $276 thousand and increases in non-interest expense of $446 thousand and the provision for income taxes of $106 thousand.
Net income allocable to common shareholders increased from $25 thousand or $0.01 per share during the three months ended September 30, 2010 to $200 thousand or $0.04 per share during the current three month period. Income allocable to common shareholders is calculated by subtracting dividends payable and discount amortized on preferred stock from net income.
Net interest income before provision for loan losses. Net interest income, on a nontax-equivalent basis, was $4.2 million for the three months ended September 30, 2011, a decrease of $276 thousand, or 6%, from $4.5 million for the same period in 2010. The decline in net interest income was primarily related to a decrease in the average balance of and yield on loans and investment securities. The effect of these items on net interest income was partially offset by a decline in the rates paid and lower interest expense due to a decline in the average balance of time deposits. Net interest margin for the three months ended September 30, 2011 decreased 34 basis points to 4.07%, down from 4.41% for the same period in 2010.
Interest income decreased $582 thousand or 11%, to $4.6 million for the three months ended September 30, 2011. Interest and fees on loans decreased $442 thousand to $4.3 million for the three months ended September 30, 2011 as compared to $4.8 million during the third quarter of 2010. The Company’s average loan balances were $301 million during the three months ended September 30, 2011, down $21.6 million, or 7%, from $323 million for the same period in 2010. The decline in loan balances includes net charge-offs which totaled $4.7 million from October 1, 2010 to September 30, 2011 as well as $5.4 million in loans transferred to OREO. Primarily related to the effect on interest income of nonaccrual loans, including the reversal of accrued interest on loans placed on nonaccrual during the quarter, the average rate earned on the Company’s loan balances decreased from 5.85% during the third quarter of 2010 to 5.69% during the three months ended September 30, 2011. Interest income on investment securities decreased by $171 thousand related to a decline in yield of 50 basis points from 2.41% during the 2010 quarter to 1.91% during the current quarter and less interest due to a decline in average balance from $65 million during the third quarter of 2010 to $46.3 million during the current quarter. The decline in yield is primarily related to the replacement of matured and sold investment securities with new investments with market yields below those which they replaced. We have been reluctant to add significantly to the balance of investment securities in recent months given historically low yields; however, we do expect an increase in investment securities during the balance of 2011. Interest income on other interest-earning assets, which totaled $39 thousand in 2011 and $8 thousand in 2010, relates to interest on balances held at the Federal Reserve.
Interest expense on deposits decreased by $308 thousand, or 50%, to $307 thousand for the three months ended September 30, 2011, down from $615 thousand for the same period in 2010. This decrease primarily relates to decreases in the average balance and rate paid on time deposits.
Interest on time deposits declined by $282 thousand related both to a decrease in average balance and a decline in rate paid. Average time deposits declined by $35.1 million from $124.1 million during the third quarter of 2010 to $89.0 million during the three months ended September 30, 2011. The decrease in time deposits is mostly related to a promotional time deposit product we began offering in June, 2009 and continued to offer until April 30, 2010. These promotional time deposits began maturing at the end of 2010 and continued to mature until September, 2011. The average rate paid on time deposits decreased from 1.56% during the three months ended September 30, 2010 to 0.92% during the current quarter. This decrease relates to a decline in market rates in the Company’s service area and the maturity of the higher rate promotional deposits.
Changes in interest expense on other deposits products and other interest-bearing liabilities during the comparison quarters were not significant.

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

	For the Three Months Ended September 30, 2011			For the Three Months Ended September 30, 2010
	Average Balance	Interest	Yield/	Average Balance	Interest	Yield/
	(in thousands)	(in thousands)	Rate	(in thousands)	(in thousands)	Rate

Interest-earning assets:
Loans (1) (2)	$301,388	$4,322	5.69%	$322,950	$4,764	5.85%
Investment securities (1)	46,272	223	1.91%	64,809	394	2.41%
Other	60,518	39	0.26%	13,816	8	0.23%

Total interest-earning assets	408,178	4,584	4.46%	401,575	5,166	5.10%

Cash and due from banks	13,258			42,662
Other assets	42,069			48,084

Total assets	$463,505			$492,321

Interest-bearing liabilities:
NOW deposits	$91,823	45	0.19%	$99,187	60	0.24%
Money market deposits	40,512	28	0.27%	40,847	45	0.44%
Savings deposits	60,862	28	0.18%	51,418	22	0.17%
Time deposits	88,981	206	0.92%	124,052	488	1.56%

Total deposits	282,178	307	0.43%	315,504	615	0.77%

Long-term borrowings	—	—	—%	217	1	1.83%
Other interest-bearing liabilities	3,329	13	1.55%	115	1	3.45%
Junior subordinated debentures	10,310	76	2.92%	10,310	85	3.27%

Total interest-bearing liabilities	295,817	396	0.53%	326,146	702	0.85%

Non-interest bearing deposits	122,237			116,396
Other liabilities	5,964			10,334
Shareholders’ equity	39,487			39,445

Total liabilities & equity	$463,505			$492,321

Cost of funding interest-earning assets (3)			0.39%			0.69%
Net interest income and margin (4)		$4,188	4.07%		$4,464	4.41%

(1)	Not computed on a tax-equivalent basis.

(2)	Net loan fees/(costs) included in loan interest income for the three-month periods ended September 30, 2011 and 2010 were $1 thousand and $(7) thousand, respectively.

(3)	Total interest expense divided by the average balance of total earning assets.

(4)	Net interest income divided by the average balance of total earning assets.

The following table sets forth changes in interest income and interest expense for the three-month periods indicated and the amount of change attributable to variances in volume, rates and the combination of volume and rates based on the relative changes of volume and rates:

	2011 over 2010 change in net interest income
	for the three months ended September 30
	(in thousands)
	Volume (1)	Rate (2)	Mix (3)	Total

Interest-earning assets:
Loans	$(318)	$(133)	$9	$(442)
Investment securities	(112)	(82)	23	(171)
Other	27	1	3	31

Total interest income	(403)	(214)	35	(582)

Interest-bearing liabilities:
NOW deposits	(4)	(11)	—	(15)
Money market deposits	—	(17)	—	(17)
Savings deposits	4	2	—	6
Time deposits	(138)	(201)	57	(282)
Short-term borrowings	—	—	—	—
Long-term borrowings	(1)	(1)	1	(1)
Other interest-bearing liabilities	28	(1)	(15)	12
Junior subordinated debentures	—	(9)	—	(9)

Total interest expense	(111)	(238)	43	(306)

Net interest income	$(292)	$24	$(8)	$(276)

(1)	The volume change in net interest income represents the change in average balance divided by the previous year’s rate.

(2)	The rate change in net interest income represents the change in rate divided by the previous year’s average balance.

(3)	The mix change in net interest income represents the change in average balance multiplied by the change in rate.
Provision for loan losses. The Company recorded a $400 thousand provision for loan losses for the three months ended September 30, 2011 compared to the $1.3 million provision for loan losses for the three months ended September 30, 2010.
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
Non-interest income. During the three months ended September 30, 2011, total non-interest income increased by $103 thousand from the same period in 2010. This increase was primarily related to government guaranteed loan sales during the quarter. Gains on sale of loans increased by $297 thousand from $360 thousand during the three months ended September 30, 2010 to $657 thousand during the current quarter. While our government guaranteed lending activity remains strong, we expect fourth quarter 2011 gains on sale to decrease from third quarter levels which were particularly high. Other increases in non-interest income totaled $72 thousand. These increases in non-interest income were partially offset by declines in other non-interest income categories the largest of which was a decline in gains on sale of investment securities from $200 thousand in third quarter of 2010 to zero during the current quarter.

The following table describes the components of non-interest income for the three-month periods ending September 30, 2011 and 2010, dollars in thousands:

	For the Three Months
	Ended September 30,		Dollar	Percentage
	2011	2010	Change	Change
Service charges on deposit accounts	$881	$917	$(36)	-3.9%
Gain on sale of loans	657	360	297	82.5%
Earnings on life insurance policies	108	112	(4)	-3.6%
Loan service fees	52	55	(3)	-5.5%
Customer service fees	38	35	3	8.6%
Safe deposit box and night depository income	16	16	—	—%
Merchant processing income	5	28	(23)	-82.1%
Gain on sale of securities	—	200	(200)	-100.0%
Other	134	65	69	106.2%

Total non-interest income	$1,891	$1,788	$103	5.8%

Non-interest expenses. Non-interest expense totaled $5.1 million during the three months ended September 30, 2011 an increase of $446 thousand from $4.6 million during the 2010 quarter. The largest component of this increase was a $473 addition to our other real estate valuation allowance related mostly to one property which based on a recent appraisal declined in value by $452 thousand. A valuation allowance for losses on other real estate is maintained to provide for temporary declines in value. The allowance is established through a provision for subsequent losses on other real estate which is included in other expenses. Subsequent gains or losses on sales or write-downs resulting from permanent impairment are recorded in other income or expenses as incurred.
Salaries and employee benefits increased by $47 thousand primarily related to an increase in commission expense related to increased sales of government guaranteed loans. Salary expense, excluding commissions, declined by $18 thousand. Commission expense, which relates to government guaranteed lending personnel and is included in salary expense, increased by $86 thousand resulting from the increase in government guaranteed loan sales.
Professional fees increased by $107 thousand which primarily relates to an increase in legal costs related to loan collection activities and an increase in consulting costs including an independent study of the management and personnel structure of the Bank as required under the Bank’s Agreement with the FDIC and DFI.
Other non-interest expense declined by $181 thousand related to a $226 thousand prepayment penalty incurred upon the prepayment of our long-term Federal Home Loan Bank borrowings during July, 2010.

The following table describes the components of non-interest expense for the three-month periods ending September 30, 2011 and 2010, dollars in thousands:

	For the Three Months
	Ended September 30,		Dollar	Percentage
	2011	2010	Change	Change
Salaries and employee benefits	$2,304	$2,257	$47	2.1%
Occupancy and equipment	768	792	(24)	-3.0%
Provision for OREO losses	473	7	466	6,657.1%
Outside Service fees	324	294	30	10.2%
Professional fees	250	143	107	74.8%
FDIC insurance and assessments	236	294	(58)	-19.7%
OREO Expense	152	129	23	17.8%
Loan and collection expenses	104	78	26	33.3%
Telephone and data communication	80	81	(1)	-1.2%
Business development	62	65	(3)	-4.6%
Advertising and shareholder relations	62	63	(1)	-1.6%
Postage	61	53	8	15.1%
Armored car and courier	60	63	(3)	-4.8%
Director compensation	57	60	(3)	-5.0%
Insurance Expense	50	64	(14)	-21.9%
Deposit premium amortization	43	43	—	—%
Stationery and supplies	34	39	(5)	-12.8%
Gain on sale of OREO and OVO	(65)	(97)	32	33.0%
Other	38	219	(181)	-82.6%

Total non-interest expense	$5,093	$4,647	$446	9.6%

Provision for income taxes. The Company recorded income tax expense of $209 thousand, or 36.0% of pre-tax income for the three months ended September 30, 2011. This compares to income tax expense of $109 thousand, or 35.7% of pre-tax loss for the three months ended September 30, 2010. The percentages for 2011 and 2010 differ from the statutory rate as tax exempt income such as earnings on Bank owned life insurance and municipal loan and investment income decrease taxable income.
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
The Company’s largest lending categories are commercial real estate loans, residential real estate loans, and agricultural loans. These categories accounted for approximately 38.3%, 14.6% and 13.2%, respectively of the Company’s total loan portfolio at September 30, 2011, and approximately 37.9%, 13.8% and 12.2%, respectively of the Company’s total loan portfolio at December 31, 2010. Construction and land development loans continue to decline and represented 7.7% and 9.9% of the loan portfolio as of September 30, 2011 and December 31, 2010, respectively. The construction and land development portfolio component has been identified by Management as a higher-risk loan category. The quality of the construction and land development category is highly dependent on property values both in terms of the likelihood of repayment once the property is transacted by the current owner as well as the level of collateral the Company has securing the loan in the event of default. Loans in this category are characterized by the speculative nature of commercial and residential development properties and can include property in various stages of development from raw land to finished lots. The decline in these loans as a percentage of the Company’s loan portfolio reflects management’s continued efforts, which began in 2009, to reduce its exposure to construction and land development loans due to the severe valuation decrease in the real estate market.

The Company’s real estate related loans, including real estate mortgage loans, real estate construction loans, consumer equity lines of credit, and agricultural loans secured by real estate comprised 82% and 80% of the total loan portfolio at September 30, 2011 and December 31, 2010, respectively. Moreover, the business activities of the Company currently are focused in the California counties of Plumas, Nevada, Placer, Lassen, Modoc, Shasta, Sierra and in Washoe County in Northern Nevada. Consequently, the results of operations and financial condition of the Company are dependent upon the general trends in these economies and, in particular, the residential and commercial real estate markets. In addition, the concentration of the Company’s operations in these areas of Northeastern California and Northwestern Nevada exposes it to greater risk than other banking companies with a wider geographic base in the event of catastrophes, such as earthquakes, fires and floods in these regions.
The rates of interest charged on variable rate loans are set at specific increments in relation to the Company’s lending rate or other indexes such as the published prime interest rate or U.S. Treasury rates and vary with changes in these indexes. At September 30, 2011 and December 31, 2010, approximately 73% and 66%, respectively, of the Company’s loan portfolio was comprised of variable rate loans. While real estate mortgage, commercial and consumer lending remain the foundation of the Company’s historical loan mix, some changes in the mix have occurred due to the changing economic environment and the resulting change in demand for certain loan types. In addition, the Company remains committed to the agricultural industry in Northeastern California and will continue to pursue high quality agricultural loans. Agricultural loans include both commercial and commercial real estate loans. The Company’s agricultural loan balances totaled $39 million at September 30, 2011 and $38 million at December 31, 2010.
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
The following table provides certain information for the nine-month period indicated with respect to the Company’s allowance for loan losses as well as charge-off and recovery activity, in thousands:

	For the Nine Months
	Ended September 30,
	(in thousands)
	2011	2010

Balance at January 1,	$7,324	$9,568

Charge-offs:
Commercial and agricultural	(479)	(812)
Real estate mortgage	(690)	(2,706)
Real estate construction	(2,484)	(3,360)
Consumer	(205)	(330)

Total charge-offs	(3,858)	(7,208)

Recoveries:
Commercial and agricultural	189	16
Real estate mortgage	16	395
Real estate construction	5	65
Consumer	84	86

Total recoveries	294	562

Net charge-offs	(3,564)	(6,646)

Provision for loan losses	2,700	3,700

Balance at September 30,	$6,460	$6,622

Annualized net charge-offs during the nine-month period to average loans	1.56%	2.73%
Allowance for loan losses to total loans	2.19%	2.07%
We currently anticipate that net charge-offs could range from approximately $4.0 million to $5.0 million in 2011, the largest part of which are anticipated to be related to real estate loans. For other categories of loans we expect charge-offs to be similar to 2010 activity. However, given the lack of stability in the real estate market and the recent volatility in charge-offs, there can be no assurance that charge offs of loans in future periods will not increase or decrease from this estimate.
The allowance for loan losses totaled $6.5 million at September 30, 2011 and $7.3 million at December 31, 2010. Specific reserves related to impaired loans declined from $1.9 million at December 31, 2010 to $0.8 million at September 30, 2011. At least quarterly the Company evaluates each specific reserve and if it determines that the loss represented by the specific reserve is uncollectable it reverses the specific reserve and takes a partial charge-off in its place. This decrease in specific reserves was mostly offset by an increase in partial charge-offs. General reserves increased by $207 thousand to $5.6 million at September 30, 2011. Related a to a decrease in specific reserves, the allowance for loan losses as a percentage of total loans decreased from 2.33% at December 31, 2010 to 2.19% at September 30, 2011; however, the percentage of general reserves to unimpaired loans increased from 1.90% at December 31, 2010 to 2.07% at September 30, 2011.

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
Nonperforming loans at September 30, 2011 were $15.5 million, a decrease of $9.8 million from the $25.3 million balance at December 31, 2010. The decline of $9.8 million includes $5.2 million in loans transferred to OREO, a $4.4 million loan that was returned to performing status and charge-offs and principal repayments on nonperforming loans partially offset by $6.4 million in additional loans placed on nonperforming status during the period. Specific reserves on nonaccrual loans totaled $623 thousand at September 30, 2011 and $1.8 million at December 31, 2010, respectively. Performing loans past due thirty to eighty-nine days increased from $2.9 million at December 31, 2010 to $4.3 million at September 30, 2011.
A substandard loan is not adequately protected by the current sound worth and paying capacity of the borrower or the value of the collateral pledged, if any. Total substandard loans decreased by $8.6 million from $38.6 million at December 31, 2010 to $30.0 million at September 30, 2011. Loans classified as watch increased slightly from $14.2 million at December 31, 2010 to $14.5 million at September 30, 2011. At September 30, 2011, $16.0 million of performing loans were classified as substandard. Further deterioration in the credit quality of individual performing substandard loans or other adverse circumstances could result in the need to place these loans on nonperforming status.
At September 30, 2011 and December 31, 2010, the Company’s recorded investment in impaired loans totaled $23.5 million and $28.8 million, respectively. The specific allowance for loan losses related to impaired loans totaled $0.8 million and $1.9 million at September 30, 2011 and December 31, 2010, respectively. Additionally, $1.3 million has been charged off against the impaired loans at September 30, 2011 and $2.8 million at December 31 2010.
It is the policy of management to make additions to the allowance for loan losses so that it remains appropriate to absorb the inherent risk of loss in the portfolio. Management believes that the allowance at September 30, 2011 is appropriate. However, the determination of the amount of the allowance is judgmental and subject to economic conditions which cannot be predicted with certainty. Accordingly, the Company cannot predict whether charge-offs of loans in excess of the allowance may occur in future periods.

OREO represents real property taken by the Bank either through foreclosure or through a deed in lieu thereof from the borrower. Repossessed assets include vehicles and other commercial assets acquired under agreements with delinquent borrowers. Repossessed assets and OREO are carried at fair market value, less selling costs. OREO holdings represented forty-one properties totaling $9.0 million at September 30, 2011 and thirty-one properties totaling $8.9 million at December 31, 2010. During June, 2011 the Bank sold its largest OREO holding which represented $4.3 million, or 48% of the total balance in OREO at January 1, 2011. The Bank incurred a $617 thousand loss on sale; however, management believes the loss was prudent given the significant affect this transaction had in decreasing nonperforming assets. Nonperforming assets as a percentage of total assets were 5.19% at September 30, 2011 and 7.15% at December 31, 2010.
The following table provides a summary of the change in the OREO balance for the nine months ended September 30, 2011 and 2010:

	Nine Months Ended September 30,
	2011	2010
	(in thousands)
Beginning Balance	$8,867	$11,204
Additions	5,239	1,216
Dispositions	(4,812)	(3,012)
Change in OREO valuation	(337)	(353)

Ending Balance	$8,957	$9,055

Investment Portfolio and Federal Funds Sold. Total investment securities decreased by $11.3 million from $63.0 million at December 31, 2010 to $51.7 million as of September 30, 2011. While investment securities decreased from December 31, 2010 levels, we anticipate adding to investment securities during the next three months. The investment portfolio at September 30, 2011 was invested entirely in U.S. Government agencies, at December 31, 2010 the investment portfolio consisted of 2% U.S. Treasuries and 98% U.S. Government agencies. There were no Federal funds sold at September 30, 2011 or December 31, 2010; however, the Bank maintained interest earning balances at the Federal Reserve Bank (FRB) totaling $68.7 million at September 30, 2011 and $52.3 million at December 31, 2010, respectively. These balances currently earn 25 basis points.
The Company classifies its investment securities as available-for-sale or held-to-maturity. Currently all securities are classified as available-for-sale. Securities classified as available-for-sale may be sold to implement the Company’s asset/liability management strategies and in response to changes in interest rates, prepayment rates and similar factors.
Deposits. Total deposits were $409.9 million as of September 30, 2011, a decrease of $15.0 million, or 4%, from the December 31, 2010 balance of $424.9 million. The decline in deposits was related to maturities from a higher rate promotional time deposit product we began offering in June, 2009 and continued to offer until April 30, 2010. Core deposit growth was strong with increases in non-interest bearing deposits of $18.5 million.
The Company continues to manage the mix of its deposits consistent with its identity as a community bank serving the financial needs of its customers. The deposit mix changed slightly from December 31, 2010 as time deposits deceased and we had an increase in non-interest bearing demand deposits and savings accounts. Non-interest bearing demand deposits were 32% of total deposits at September 30, 2011 and 26% of total deposits at December 31, 2010. Interest bearing transaction accounts were 23% of total deposits at September 30, 2011 and 24% of total deposits at December 31, 2010. Money market and savings deposits totaled 24% of total deposits at September 30, 2011 and 22% at December 31, 2010. Time deposits were 21% of total deposits at September 30, 2011 and 28% of total deposits at December 31, 2010.
Deposits represent the Bank’s primary source of funds. Deposits are primarily core deposits in that they are demand, savings and time deposits generated from local businesses and individuals. These sources are considered to be relatively stable, long-term relationships thereby enhancing steady growth of the deposit base without major fluctuations in overall deposit balances. The Company experiences, to a small degree, some seasonality with the slower growth period between November through April, and the higher growth period from May through October. In order to assist in meeting any funding demands, the Company maintains secured borrowing arrangements with the Federal Home Loan Bank and the Federal Reserve Bank of San Francisco. Included in time deposits at September 30, 2011 and December 31, 2010 were $1.8 million and $2.0 million, respectively in CDARS reciprocal time deposits which, under regulatory guidelines, are classified as brokered deposits.

Borrowing Arrangements. Exclusive of our junior subordinated deferrable interest debentures there were no outstanding borrowings at September 30, 2011 or December 31, 2010.
The average balance in short-term borrowings during the nine months ended September 30, 2011 and 2010 were $4 thousand and $1.3 million, respectively. The average rate paid on short-term borrowings during the nine months ended September 30, 3011 and 2010, was 0.15% and 0.51%, respectively. The maximum amount of short-term borrowings outstanding at any month-end during the nine months ended September 30, 2011 and September 30, 2010 was $0 and $20 million, respectively.
Repurchase Agreements.
Recently Plumas Bank introduced a new product for its larger business customers which use repurchase agreements as an alternative to interest-bearing deposits. The balance in this product at September 30, 2011 was $7.1 million. Interest paid on this product is similar to that which can be earned on the bank’s premium money market account; however, these are not deposits and are not FDIC insured.
Capital Resources
Shareholders’ equity as of September 30, 2011 totaled $39.5 million up from $38.0 million as of December 31, 2010.
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
At the request of the FRB, Plumas Bancorp deferred its regularly scheduled quarterly interest payments on its outstanding junior subordinated debentures relating to its two trust preferred securities and suspended quarterly cash dividend payments on its Series A Preferred Stock. Therefore, Plumas Bancorp is currently in arrears with the dividend payments on the Series A Preferred Stock and interest payments on the junior subordinated debentures as permitted by the related documentation. As of September 30, 2011 the amount of the arrearage on the dividend payments of the Series A Preferred Stock is $896 thousand representing six quarterly payments and the amount of the arrearage on the payments on the subordinated debt associated with the trust preferred securities is $466 thousand also representing six quarterly payments.
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
The following table presents the Company’s and the Bank’s capital ratios as of September 30, 2011 and December 31, 2010, in thousands:

	September 30, 2011		December 31, 2010
	Amount	Ratio	Amount	Ratio
Tier 1 Leverage Ratio

Plumas Bancorp and Subsidiary	$44,540	9.7%	$42,944	8.9%
Minimum regulatory requirement	18,338	4.0%	19,361	4.0%
Plumas Bank	44,424	9.7%	43,262	8.9%
Minimum requirement for “Well-Capitalized” institution under the prompt corrective action plan	22,911	5.0%	24,190	5.0%
Minimum regulatory requirement	18,329	4.0%	19,352	4.0%

Tier 1 Risk-Based Capital Ratio

Plumas Bancorp and Subsidiary	44,540	13.6%	42,994	12.7%
Minimum regulatory requirement	13,076	4.0%	13,570	4.0%
Plumas Bank	44,424	13.6%	43,262	12.8%
Minimum requirement for “Well-Capitalized” institution under the prompt corrective action plan	19,598	6.0%	20,342	6.0%
Minimum regulatory requirement	13,066	4.0%	13,561	4.0%

Total Risk-Based Capital Ratio

Plumas Bancorp and Subsidiary	48,659	14.9%	47,274	13.9%
Minimum regulatory requirement	26,151	8.0%	27,140	8.0%
Plumas Bank	48,540	14.9%	47,539	14.0%
Minimum requirement for “Well-Capitalized” institution under the prompt corrective action plan	32,664	10.0%	33,903	10.0%
Minimum regulatory requirement	26,131	8.0%	27,123	8.0%
Management believes that the Company and the Bank met all their capital adequacy requirements as of September 30, 2011 and December 31, 2010. On March 16, 2011, the Bank entered into a Consent Order (“Order”) with the FDIC and the DFI. Within 240 days of the date of the Order we are required to increase and maintain the Bank’s Tier 1 capital to a level such that its leverage ratio is at least 10% and its total risk-based capital is at least 13%. Currently the Bank has exceeded the Order’s total risk-based capital ratio goal of 13% and Management is working to meet the leverage ratio target of 10% by year end through a combination of profit retention and a reduction in higher rate deposits resulting in a corresponding reduction in lower rate interest-earning assets. See Note 2 “Regulatory Matters” of the Company’s Condensed Consolidated Financial Statements in Item 1 of this Form 10-Q for information related to the Order.
The current and projected capital positions of the Company and the Bank and the impact of capital plans and long-term strategies are reviewed regularly by management. The Company policy is to maintain the Bank’s ratios above the prescribed well-capitalized leverage, Tier 1 risk-based and total risk-based capital ratios of 5%, 6% and 10%, respectively, at all times.

Off-Balance Sheet Arrangements
Loan Commitments. In the normal course of business, there are various commitments outstanding to extend credits that are not reflected in the financial statements. Commitments to extend credit and letters of credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Annual review of commercial credit lines, letters of credit and ongoing monitoring of outstanding balances reduces the risk of loss associated with these commitments. As of September 30, 2011, the Company had $72.5 million in unfunded loan commitments and $50 thousand in letters of credit. This compares to $71.6 million in unfunded loan commitments and $164 thousand in letters of credit at December 31, 2010. Of the $72.5 million in unfunded loan commitments, $28.7 million and $43.8 million represented commitments to commercial and consumer customers, respectively. Of the total unfunded commitments at September 30, 2011, $30.7 million were secured by real estate, of which $3.6 million was secured by commercial real estate and $27.1 million was secured by residential real estate in the form of equity lines of credit. The commercial loan commitments not secured by real estate primarily represent business lines of credit, while the consumer loan commitments not secured by real estate primarily represent revolving credit card lines. Since, some of the commitments are expected to expire without being drawn upon; the total commitment amounts do not necessarily represent future cash requirements.
Operating Leases. The Company leases one depository branch, one lending office and one loan administration office and two non branch automated teller machine locations. Total rental expenses under all operating leases, including premises, totaled $139,000 and a credit of $4,000, during the nine months ended September 30, 2011 and 2010, respectively. The expiration dates of the leases vary, with the first such lease expiring during 2011 and the last such lease expiring during 2015.
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
Liquidity
The Company manages its liquidity to provide the ability to generate funds to support asset growth, meet deposit withdrawals (both anticipated and unanticipated), fund customers’ borrowing needs, satisfy maturity of short-term borrowings and maintain reserve requirements. The Company’s liquidity needs are managed using assets or liabilities, or both. On the asset side, in addition to cash and due from banks, the Company maintains an investment portfolio containing U.S. Government agency securities that are classified as available-for-sale. On the liability side, liquidity needs are managed by charging competitive offering rates on deposit products and the use of established lines of credit.
The Company is a member of the FHLB and can borrow up to $71,958,000 from the FHLB secured by commercial and residential mortgage loans with carrying values totaling $121,099,000. The Company is required to hold FHLB stock as a condition of membership. At September 30, 2011, the Company held $2,043,000 of FHLB stock which is recorded as a component of other assets. At this level of stock holdings the Company can borrow up to $43,466,000. There were no borrowings outstanding as of September 30, 2011. To borrow the $71,958,000 in available credit the Company would need to purchase $1,339,000 in additional FHLB stock. In addition, the Company has the ability to secure advances through the FRB discount window. These advances also must be collateralized.
Customer deposits are the Company’s primary source of funds. Total deposits were $409.9 million as of September 30, 2011, a decrease of $15.0 million, or 4%, from the December 31, 2010 balance of $424.9 million. Deposits are held in various forms with varying maturities. The Company’s securities portfolio, Federal funds sold, Federal Home Loan Bank advances, and cash and due from banks serve as the primary sources of liquidity, providing adequate funding for loans during periods of high loan demand. During periods of decreased lending, funds obtained from the maturing or sale of investments, loan payments, and new deposits are invested in short-term earning assets, such as cash held at the FRB, Federal funds sold and investment securities, to serve as a source of funding for future loan growth. Management believes that the Company’s available sources of funds, including borrowings, will provide adequate liquidity for its operations in the foreseeable future.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
As a smaller reporting company we are not required to provide the information required by this item.

ITEM 4.	CONTROLS AND PROCEDURES
The Company’s Interim Chief Executive Officer and Interim Chief Financial Officer, based on their evaluation of the Company’s disclosure controls and procedures as of the end of the Company’s fiscal quarter ended September 30, 2011 (as defined in Exchange Act Rule 13a—15(e), have concluded that the Company’s disclosure controls and procedures are adequate and effective for purposes of Rule 13a—15(e) in timely alerting them to material information relating to the Company required to be included in the Company’s filings with the SEC under the Securities Exchange Act of 1934.
There were no significant changes in the Company’s internal control over financial reporting or in other factors that could significantly affect internal controls that occurred during the Company’s fiscal quarter ended September 30, 2011.
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
Under the terms of the Series A Preferred Stock, Plumas Bancorp is required to pay dividends on a quarterly basis at a rate of 5% per year for the first five years, after which the dividend rate automatically increases to 9%. Dividend payments on the Series A Preferred Stock may be deferred without default, but the dividend is cumulative and, if Plumas Bancorp fails to pay dividends for six quarters, the holder will have the right to appoint representatives to Plumas Bancorp’ board of directors. As previously disclosed, Plumas Bancorp has determined to defer regularly scheduled quarterly interest payments on its Series A Preferred Stock. Therefore, Plumas Bancorp is currently in arrears with the dividend payments on the Series A Preferred Stock. As of the date of filing this report, the amount of the arrearage on the dividend payments of the Series A Preferred Stock is $896 thousand representing six quarterly payments.

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

11	Computation of per share earnings appears in the attached 10-Q under Plumas Bancorp and Subsidiary Notes to Condensed Consolidated Financial Statements as Footnote 7 — Earnings Per Share.

31.1	Rule 13a-14(a) [Section 302] Certification of Principal Financial Officer dated November 10, 2011.

31.2	Rule 13a-14(a) [Section 302] Certification of Principal Executive Officer dated November 10, 2011.

32.1	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 dated November 10, 2011.

32.2	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 dated November 10, 2011.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
PLUMAS BANCORP
(Registrant)
Date: November 10, 2011

/s/ Richard L. Belstock
Richard L. Belstock
Interim Chief Financial Officer

/s/ Andrew J. Ryback
Andrew J. Ryback
Interim President and Chief Executive Officer