Form 10-K
period 2011-12-31
PLUMAS BANCORP
filed 2012-03-23
CIK 1168455

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2011

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

None.

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    ☐  Yes  ☒     No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    ☐  Yes    ☒  No

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒  Yes    ☐  No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    ☒  Yes    No  ☐

Indicated by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this form 10-K.    ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule12b-2 of the Exchange Act:

Large Accelerated Filer	☐	Accelerated Filer	☐

Non-Accelerated Filer	☐	Smaller Reporting Company	☒

Indicate by check mark if the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No

As of June 30, 2011, the aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant was approximately $10.5 million, based on the closing price reported to the Registrant on that date of $2.42 per share.

Shares of Common Stock held by each officer and director have been excluded in that such persons may be deemed to be affiliates. This determination of the affiliate status is not necessarily a conclusive determination for other purposes.

The number of shares of Common Stock of the registrant outstanding as of March 22, 2012 was 4,776,339.

Documents Incorporated by Reference: Portions of the definitive proxy statement for the 2012 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission pursuant to SEC Regulation 14A are incorporated by reference in Part III, Items 10-14.

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

The Company’s principal source of income is dividends from the Bank, but the Company may explore supplemental sources of income in the future. The Bank cannot currently pay dividends without the prior approval of its primary regulators. The cash outlays of the Company, including (but not limited to) the payment of dividends to shareholders, if and when declared by the Board of Directors, costs of repurchasing Company common stock, the cost of servicing debt and preferred stock dividends, will generally be paid from dividends paid to the Company by the Bank. The Company cannot currently pay dividends without the prior approval of its primary regulators.

At December 31, 2011, the Company had consolidated assets of $455 million, deposits of $391 million, other liabilities of $24 million and shareholders’ equity of $40 million. The Company’s liabilities include $10.3 million in junior subordinated deferrable interest debentures issued in conjunction with the trust preferred securities issued by Plumas Statutory Trust I (the “Trust I”) in September 2002 and Plumas Statutory Trust II (the “Trust II”) in September 2005. Both Trust I and Trust II are further discussed in the section titled “Trust Preferred Securities.” Shareholders’ equity includes $11.8 million in preferred stock issued pursuant to the U.S. government’s Capital Purchase Program which is discussed in the section titled “Capital Purchase Program—TARP—Preferred Stock and Stock Warrant.”

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

The Bank. The Bank is a California state-chartered bank that was incorporated in July 1980 and opened for business in December 1980. The Bank is not a member of the Federal Reserve System. The Bank’s Administrative Office is located at 35 South Lindan Avenue, Quincy, California. At December 31, 2011 the Bank had approximately $454 million in assets, $287 million in net loans and $392 million in deposits (including deposits of $0.7 million from the Bancorp). It is currently the largest independent bank headquartered in Plumas County. The Bank’s deposit accounts are insured by the Federal Deposit Insurance Corporation (the “FDIC”) up to maximum insurable amounts.

The Bank’s primary service area covers the Northeastern portion of California, with Lake Tahoe to the South and the Oregon border to the North. The Bank, through its eleven branch network, serves the seven contiguous California counties of Plumas, Nevada, Sierra, Placer, Lassen, Modoc and Shasta. The branches are located in the communities of Quincy, Portola, Greenville, Truckee, Fall River Mills, Alturas, Susanville, Chester, Tahoe City, Kings Beach and Redding. The Bank maintains fifteen automated teller machines (“ATMs”) tied in with major statewide and national networks. In addition to its branch network, the Bank operates a lending office specializing in government-guaranteed lending in Auburn, California. The Bank’s primary business is servicing the banking needs of these communities. Its marketing strategy stresses its local ownership and commitment to serve the banking needs of individuals living and working in the Bank’s primary service areas.

With a predominant focus on personal service, the Bank has positioned itself as a multi-community independent bank serving the financial needs of individuals and businesses within the Bank’s geographic footprint. Our principal retail lending services include consumer, automobile and home equity loans. Our principal commercial lending services include term real estate, commercial and industrial term loans. In addition, we provide government-guaranteed and agricultural loans as well as credit lines. We provide land development and construction loans on a limited basis.

The Bank’s Government-guaranteed lending center, headquartered in Auburn, California with additional personnel in Truckee, provides Small Business Administration and USDA Rural Development loans to qualified borrowers throughout Northern California and Northern Nevada. During 2007 the Bank was granted nationwide Preferred Lender status with the U.S. Small Business Administration and we expect government-guaranteed lending to continue to be an important part of our overall lending operation. During 2010 proceeds from the sale of government-guaranteed loans totaled $14.9 million and we generated a gain on sale of $1.1 million. In 2011 proceeds from the sale of government guaranteed loans totaled $23.4 million and we generated a gain on sale of $1.9 million.

The Agricultural Credit Centers located in Susanville and Alturas provide a complete line of credit services in support of the agricultural activities which are key to the continued economic development of the communities we serve. “Ag lending” clients include a full range of individual farming customers, small- to medium-sized business farming organizations and corporate farming units.

As of December 31, 2011, the principal areas to which we directed our lending activities, and the percentage of our total loan portfolio comprised by each, were as follows: (i) commercial real estate – 40.6%; (ii) commercial and industrial loans – 10.3%; (iii) consumer loans (including residential equity lines of credit) – 16.8%; (iv) agricultural loans (including agricultural real estate loans) – 13.2%; (v) residential real estate – 13.3%; and (vi) construction and land development – 5.8% .

In addition to the lending activities noted above, we offer a wide range of deposit products for the retail and commercial banking markets including checking, interest-bearing checking, business sweep, public funds sweep, savings, time deposit and retirement accounts, as well as remote deposit, telephone and mobile banking and internet banking with bill-pay options. Interest bearing deposits include high yield sweep accounts designed for our commercial customers and for public entities such as municipalities. In addition we offer a premium interest bearing checking account for our consumer customers. As of December 31, 2011, the Bank had 29,359 deposit accounts with balances totaling approximately $392 million, compared to 30,372 deposit accounts with balances totaling approximately $425 million at December 31, 2010. We attract deposits through our customer-oriented product mix, competitive pricing, convenient locations, extended hours, remote deposit operations and drive-up banking, all provided with a high level of customer service.

Most of our deposits are attracted from individuals, business-related sources and smaller municipal entities. This mix of deposit customers resulted in a relatively modest average deposit balance of approximately $13,000 at December 31, 2011. However, it makes us less vulnerable to adverse effects from the loss of depositors who may be seeking higher yields in other markets or who may otherwise draw down balances for cash needs.

We also offer a variety of other products and services to complement the lending and deposit services previously reviewed. These include cashier’s checks, bank-by-mail, ATMs, night depository, safe deposit boxes, direct deposit, electronic funds transfers, on-line banking, remote deposit, mobile banking and other customary banking services.

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

Through our offering of a Remote Deposit product our customers are able to make non-cash deposits remotely from their physical location. With this product, we have extended our service area and can now meet the deposit needs of customers who may not be located within a convenient distance of one of our branch offices.

Additionally, the Bank has devoted a substantial amount of time and capital to the improvement of existing Bank services, during 2009 we replaced our on-line banking service with a new state of the art product that greatly expands the features available to our customers. In addition we utilized this platform to add mobile banking services during the first quarter of 2010. During 2010 Plumas Bank began offering a new Green Account which promotes protecting the environment, reducing clutter and making life simpler for the customer through technological advancements such as eStatements, online banking, and debit card usage while providing the customer with the opportunity to grow their savings through monthly monetary rewards for green behavior. In 2011, we introduced a new product for our larger business customers which use repurchase agreements as an alternative to interest-bearing deposits. The balance in this product at December 31, 2011 was $8.3 million. Interest paid on this product is similar to that which can be earned on the Bank’s premium money market account; however, these are not deposits and are not FDIC insured. During the first quarter of 2012 we replaced our ATMs with new state of the art machines that are capable of accepting check and cash deposits without a deposit envelope.

The officers and employees of the Bank are continually engaged in marketing activities, including the evaluation and development of new products and services, to enable the Bank to retain and improve its competitive position in its service area.

We hold no patents or licenses (other than licenses required by appropriate bank regulatory agencies or local governments), franchises, or concessions. Our business has a modest seasonal component due to the heavy agricultural and tourism orientation of some of the communities we serve. As our branches in less rural areas such as Truckee have expanded and with the opening of our Auburn commercial lending office, the agriculture-related base has become less significant. We are not dependent on a single customer or group of related customers for a material portion of our deposits, nor are a material portion of our loans concentrated within a single industry or group of related industries. There has been no material effect upon our capital expenditures, earnings, or competitive position as a result of federal, state, or local environmental regulation.

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

We offer various loan products which promote home ownership and affordable housing, encourage job growth and support community economic development. Types of loans offered range from personal and commercial loans to real estate, construction, agricultural, and government-guaranteed community infrastructure loans. Many banking decisions are made locally with the goal of maintaining customer satisfaction through the timely delivery of high quality products and services.

Capital Purchase Program—TARP—Preferred Stock and Stock Warrant. On January 30, 2009 the Company entered into a Letter Agreement (the “Purchase Agreement”) with the United States Department of the Treasury (“Treasury”), pursuant to which the Company issued and sold (i) 11,949 shares of the Company’s Fixed Rate Cumulative Perpetual Preferred Stock, Series A (the “Series A Preferred Stock”) and (ii) a warrant (the “Warrant”) to purchase 237,712 shares of the Company’s common stock, no par value (the “Common Stock”), for an aggregate purchase price of $11,949,000 in cash.

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

Prior to January 30, 2012, unless the Company has redeemed the Series A Preferred Stock, or the Treasury has transferred the Series A Preferred Stock to a third party, the consent of the Treasury will be required for the Company to: (1) declare or pay any dividend or make any distribution on shares of the Common Stock (other than regular quarterly cash dividends of not more than $0.04 per share or regular semi-annual cash dividends of not more than $0.08 per share); or (2) redeem, purchase or acquire any shares of Common Stock or other equity or capital securities, other than in connection with benefit plans consistent with past practice and certain other circumstances specified in the Purchase Agreement. At the request of the Federal Reserve Bank of San Francisco (FRB), Plumas Bancorp suspended quarterly cash dividend payments on its Series A Preferred Stock. As of December 31, 2011 the amount of the arrearage on the dividend payments of the Series A Preferred Stock is $1,046,000 representing seven quarterly payments.

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

Neither Trust I nor Trust II are consolidated into the Company’s consolidated financial statements and, accordingly, both entities are accounted for under the equity method and the junior subordinated debentures are reflected as debt on the consolidated balance sheet. At the request of the FRB, Plumas Bancorp deferred its regularly scheduled quarterly interest payments on its outstanding junior subordinated debentures relating to its two trust preferred securities. As of December 31, 2011 the amount of the arrearage on the payments on the subordinated debt associated with the trust preferred securities is $569,000 representing seven quarterly payments.

Recent Developments. Effective in March, 2011, in connection with the Bank’s regularly scheduled 2010 Joint FDIC and California Department of Financial Institutions (“DFI”) examination, the Bank entered into a Consent Order (“Order”) with the FDIC and the DFI. The FDIC and DFI in the Order, required certain actions to be taken by the Bank including among others: continue to reduce certain classified asset balances, maintain strong capital ratios, improve lending policies and practices, and retain qualified management as stated in the terms of the Order. On February 15, 2012 the FDIC and DFI terminated this Order. While the Bank is no longer subject to an Order, the Bank has entered into an informal agreement with the FDIC and DFI which, among other things, requests that the Bank continue to maintain a Tier 1 Leverage Capital Ratio of 9% which is in excess of that required for well capitalized institutions and continue to reduce its level of classified asset balances that were outstanding as of September 30, 2011 to not more than 50% of Tier 1 Capital plus the allowance for loan losses. At December 31, 2011 this ratio was 68% and the Bank’s Tier 1 Leverage Capital Ratio was 9.8%.

The lifting of the Order reflects the progress made by the Bank’s management and board of directors in reducing classified asset balances, increasing capital ratios, improving lending policies and practices, and retaining qualified management as stated in the terms of the Order.

On July 28, 2011 the Company entered into an agreement with the Federal Reserve Bank of San Francisco (the “FRB Agreement”). Under the terms of the FRB Agreement, Plumas Bancorp has agreed to take certain actions that are designed to maintain its financial soundness so that it may continue to serve as a source of strength to the Bank. Among other things, the FRB Agreement requires prior written approval related to the payment or taking of dividends and distributions, making any distributions of interest, principal or other sums on subordinated debentures or trust preferred securities, incurrence of debt, and the purchase or redemption of stock. In addition, the FRB Agreement requires Plumas Bancorp to submit, within 60 days of the FRB Agreement, a written statement of Plumas Bancorp’s planned sources and uses of cash for debt service, operating expense and other purposes (“Cash Flow Statement”) for the remainder of 2011 and annually thereafter. The Company submitted the Cash Flow Statements within the required time frames.

See Note 2 – “Regulatory Matters” of the Company’s Consolidated Financial Statements in Item 8 – Financial Statements and Supplementary Data of this Annual Report on Form 10K for additional information related to the Order and FRB Agreement.

Business Concentrations. No individual or single group of related customer accounts is considered material in relation to the Banks’ assets or deposits, or in relation to our overall business. However, at December 31, 2011 approximately 81% of the Bank’s total loan portfolio consisted of real estate-secured loans, including real estate mortgage loans, real estate construction loans, consumer equity lines of credit, and agricultural loans secured by real estate. Moreover, our business activities are currently focused in the California counties of Plumas, Nevada, Placer, Lassen, Modoc, Shasta and Sierra and Washoe County in Nevada. Consequently, our results of operations and financial condition are dependent upon the general trends in these economies and, in particular, the residential and commercial real estate markets. In addition, the concentration of our operations in these areas of California and Nevada exposes us to greater risk than other banking companies with a wider geographic base in the event of catastrophes, such as earthquakes, fires and floods in these regions in California and Nevada.

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

Currently, within the Bank’s branch service area there are 55 banking branch offices of competing institutions, including 30 branches of 8 major banks. As of June 30, 2011, the Federal Deposit Insurance Corporation (FDIC) estimated the Bank’s market share of insured deposits within the communities it serves to be as follows: Chester 68%, Quincy 59%, Portola 55%, Alturas 47%, Fall River Mills 36%, Susanville 33%, Kings Beach 32%, Truckee 15%, Tahoe City 5%, Redding less than 1% and 100% in Greenville. Redding is the location of our most recently opened branch, which became operational in June 2007.

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

Employees. At December 31, 2011, the Company and its subsidiary employed 156 persons. On a full-time equivalent basis, we employed 142 persons. None of the Company’s employees are represented by a labor union, and management considers its relations with employees to be good.

Code of Ethics. The Board of Directors has adopted a code of business conduct and ethics for directors, officers (including Plumas Bancorp’s principal executive officer and principal financial officer) and financial personnel, known as the Corporate Governance Code of Ethics. This Code of Ethics Policy is available on Plumas Bancorp’s website at www.plumasbank.com. Shareholders may request a free copy of the Code of Ethics Policy from Plumas Bancorp, Ms. Elizabeth Kuipers, Investor Relations, 35 S. Lindan Avenue, Quincy, California 95971.

Supervision and Regulation

General. We are extensively regulated under federal and state law. These laws and regulations are generally intended to protect depositors and customers, not shareholders. To the extent that the following information describes statutory or regulatory provisions, it is qualified in its entirety by reference to the particular statute or regulation. Any change in applicable laws or regulations may have a material effect on our business and prospects. Our operations may be affected by legislative changes and by the policies of various regulatory authorities. We cannot accurately predict the nature or the extent of the effects on our business and earnings that fiscal or monetary policies, or new federal or state legislation may have in the future. The Company is subject to the disclosure and regulatory requirements of the Securities Act of 1933, as amended, and the Securities Exchange Act of 1934, as amended, both as administered by the Securities and Exchange Commission. As a listed company on NASDAQ, the Company is subject to NASDAQ rules for listed companies.

Holding Company Regulation. We are a registered bank holding company under the Bank Holding Company Act, and are subject to the supervision of, and regulation by, the Board of Governors of the Federal Reserve System (the “Federal Reserve”). As a bank holding company, we are examined by and file reports with the Federal Reserve. The Federal Reserve expects a bank holding company to serve as a source of financial and managerial strength to its subsidiary bank and, under appropriate circumstances, to commit resources to support the subsidiary bank.

Federal and State Bank Regulation. The Bank, as a state chartered bank with deposits insured by the FDIC, is primarily subject to the supervision and regulation of the California Department of Financial Institutions, the FDIC, and the Consumer Financial Protection Bureau (CFPB). These agencies may prohibit the Bank from engaging in what they believe constitute unsafe or unsound banking practices. The California Department of Financial Institutions regularly examines the Bank or participates in joint examinations with the FDIC.

The Community Reinvestment Act (“CRA”) requires that, in connection with examinations of financial institutions within its jurisdiction, the FDIC evaluate the record of the financial institutions in meeting the credit needs of their local communities, including low- and moderate-income neighborhoods, consistent with the safe and sound operation of those institutions. These factors are also considered in evaluating mergers, acquisitions and applications to open a branch or new facility. A less than “Satisfactory” rating would result in the suspension of any growth of the Bank through acquisitions or opening de novo branches until the rating is improved. As of the most recent CRA examination the Bank’s CRA rating was “Satisfactory.”

Banks are also subject to certain restrictions imposed by the Federal Reserve Act on extensions of credit to executive officers, directors, principal shareholders or any related interest of such persons. Extensions of credit must be made on substantially the same terms, including interest rates and collateral as, and follow credit underwriting procedures that are not less stringent than, those prevailing at the time for comparable transactions with persons not affiliated with the bank, and must not involve more than the normal risk of repayment or present other unfavorable features. Banks are also subject to certain lending limits and restrictions on overdrafts to such persons. A violation of these restrictions may result in the assessment of substantial civil monetary penalties on the affected bank or any officer, director, employee, agent or other person participating in the conduct of the affairs of that bank, the imposition of a cease and desist order, and other regulatory sanctions.

The Federal Reserve Act and related Regulation W limit the amount of certain loan and investment transactions between the Bank and its affiliates, require certain levels of collateral for such loans, and limit the amount of advances to third parties that may be collateralized by the securities of the Company or its subsidiaries. Regulation W requires that certain transactions between the Bank and its affiliates be on terms substantially the same, or at least as favorable to the Bank, as those prevailing at the time for comparable transactions with or involving nonaffiliated companies or, in the absence of comparable transactions, on terms and under circumstances, including credit standards, that in good faith would be offered to or would apply to nonaffiliated companies. The Company and its subsidiaries have adopted an Affiliate Transactions Policy and have entered into various affiliate agreements in compliance with Regulation W.

The Federal Reserve and the FDIC have adopted non-capital safety and soundness standards for institutions. These standards cover internal controls, information and internal audit systems, loan documentation, credit underwriting, interest rate exposure, asset growth, compensation, fees and benefits, and standards for asset quality, earnings and stock valuation. An institution that fails to meet these standards must develop a plan acceptable to the agency, specifying the steps that it will take to meet the standards. Failure to submit or implement such a plan may subject the institution to regulatory sanctions. We believe that the Bank is in compliance with these standards.

Federal Deposit Insurance. Substantially all deposits with the Bank are insured up to applicable limits by the Deposit Insurance Fund (“DIF”) of the FDIC and are subject to deposit insurance assessments to maintain the DIF. The FDIC uses a risk-based assessment system that imposes insurance premiums based upon a bank’s capital level and supervisory ratings. The base assessment rates under the Federal Deposit Insurance Reform Act of 2005 (“Reform Act”), enacted in February 2006, ranged from $0.02 to $0.40 per $100 of deposits annually. The FDIC could increase or decrease the assessment rate schedule five basis points (annualized) higher or lower than the base rates in order to manage the DIF to prescribed statutory target levels.

In December 2008, the FDIC adopted a rule that amended the system for risk-based assessments and changed assessment rates in attempt to restore targeted reserve ratios in the DIF. Effective January 1, 2009, the risk-based assessment rates were uniformly raised by seven basis points (annualized). On February 27, 2009, the FDIC further modified the risk-based assessment system, effective April 1, 2009, to effectively require larger risk institutions to pay a larger share of the assessment. Characteristics of larger risk institutions include a significant reliance on secured liabilities or brokered deposits, particularly when combined with rapid asset growth. The rule also provided incentives for institutions to hold long-term unsecured debt and, for smaller institutions, high levels of Tier 1 capital. The initial base assessment rates range from $0.12 to $0.45 per $100 of deposits annually. The Bank’s assessment rate for 2010 fell at the middle of this range.

After potential adjustments related to unsecured debt, secured liabilities and brokered deposit balances, the final total assessment rates range from $0.07 to $0.775 per $100 of deposits annually. Initial base assessment rates for well managed, well capitalized institutions ranged from $0.12 to $0.16 per $100 of deposits annually.

In October 2010, the FDIC adopted a new DIF restoration plan to ensure that the fund reserve ratio reaches 1.35% by September 30, 2020, as required by the Dodd-Frank Act. Under the new restoration plan, the FDIC will forego the uniform three-basis point increase in initial assessment rates schedules for January 1, 2011 and maintain the current schedule of assessment rates. At least semi-annually, the FDIC will update its loss and income projections for the DIF and, if needed, increase or decrease assessment rates. On February 7, 2011, the FDIC adopted a final rule modifying the risk-based assessment system from a domestic deposit base to a scorecard based assessment system, effective April 1, 2011. Effective as of April 1, 2011, the Bank was categorized as a small institution as the Bank has less than $10 billion in assets. The initial base assessment rates range from five to 35 basis points. After potential adjustments related to unsecured debt and brokered deposit balances, the final total assessment rates range from 2.5 to 45 basis points. Initial base assessment rates for large institutions ranged from five to 35 basis points. The Bank’s assessment rate for 2011 fell at the middle of this range. Further increases in the assessment rate could have a material adverse effect on our earnings, depending upon the amount of the increase.

In 2006, the Reform Act increased the deposit insurance limit for certain retirement plan deposit accounts from $100,000 to $250,000. The basic insurance limit for other deposits, including individuals, joint account holders, businesses, government entities, and trusts, remained at $100,000. The Reform Act also provided for the merger of the two deposit insurance funds administered by the FDIC, the Bank Insurance Fund (“BIF”) and the Savings Association Insurance Fund (“SAIF”), into the DIF. On October 3, 2008, the EESA temporarily raised the basic limit on federal deposit insurance coverage from $100,000 to $250,000 per depositor. While the basic deposit insurance limit was to have returned to $100,000 after December 31, 2009, the Helping Families Save Their Homes Act extended the temporary increase in the standard maximum deposit insurance amount to $250,000 per depositor through December 31, 2013, and the enactment of the Dodd-Frank Act permanently raised the current standard maximum federal deposit insurance amount from $100,000 to $250,000 per qualified account.

In November 2008, the FDIC approved the final ruling establishing the Transaction Account Guarantee Program (“TAGP”) as part of the Temporary Liquidity Guarantee Program (“TLGP”). Under this program, all non-interest bearing transaction accounts became fully guaranteed by the FDIC for the entire amount in the account. This unlimited coverage also extended to NOW (interest bearing deposit accounts) earning an interest rate no greater than 0.50% and all IOLTAs (lawyers’ trust accounts). TAGP was extended with the enactment of the Dodd-Frank Act provides for unlimited deposit insurance for noninterest bearing transactions accounts (excluding NOW, but including IOLTAs) expiring on December 31, 2012.

The FDIC may terminate the deposit insurance of any insured depository institution if it determines that the institution has engaged in or is engaging in unsafe and unsound banking practices, is in an unsafe or unsound condition or has violated any applicable law, regulation or order or any condition imposed in writing by, or pursuant to, any written agreement with the FDIC. The termination of deposit insurance for the Bank could have a material adverse effect on our financial condition and results of operations due to the fact that the Bank’s liquidity position would likely be affected by deposit withdrawal activity.

Capital Adequacy. The FDIC has risk-based capital adequacy guidelines intended to provide a measure of capital adequacy that reflects the degree of risk associated with a banking organization’s operations for both transactions reported on the balance sheet as assets, and transactions, such as letters of credit and recourse arrangements, which are reported as off-balance-sheet items. Under these guidelines, nominal dollar amounts of assets and credit equivalent amounts of off-balance-sheet items are multiplied by one of several risk adjustment percentages, which range from 0% for assets with low credit risk, such as certain U.S. government securities, to 100% for assets with relatively higher credit risk, such as business loans.

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

In addition to the risk-based guidelines, the FRB requires banking organizations to maintain a minimum amount of Tier 1 capital to average total assets, referred to as the leverage ratio. For a banking organization rated in the highest of the five categories used by regulators to rate banking organizations, the minimum leverage ratio of Tier 1 capital to total assets is 3%. It is improbable; however, that an institution with a 3% leverage ratio would receive the highest rating by the regulators since a strong capital position is a significant part of the regulators’ ratings. For all banking organizations not rated in the highest category, the minimum leverage ratio is at least 100 to 200 basis points above the 3% minimum. Thus, the effective minimum leverage ratio, for all practical purposes, is at least 4% or 5%. In addition to these uniform risk-based capital guidelines and leverage ratios that apply across the industry, the FRB and FDIC have the discretion to set individual minimum capital requirements for specific institutions at rates significantly above the minimum guidelines and ratios.

A bank that does not achieve and maintain the required capital levels may be issued a capital directive by the FRB and/or DFI to ensure the maintenance of required capital levels. As discussed above, the Company and the Bank are required to maintain certain levels of capital, as is the Bank. The regulatory capital guidelines as well as the actual capitalization for the Bank and Bancorp as of December 31, 2011 follow:

	September 30,	September 30,	September 30,	September 30,
	Requirement for the Bank to be:
	Adequately Capitalized	Well Capitalized	Plumas Bank	Plumas Bancorp
Tier 1 leverage capital ratio	4.0%	5.0%	9.8%	9.8%
Tier 1 risk-based capital ratio	4.0%	6.0%	13.7%	13.7%
Total risk-based capital ratio	8.0%	10.0%	15.0%	15.0%

Management believes that the Company and the Bank met all of the above capital adequacy requirements as of December 31, 2011 and 2010.

The Federal Deposit Insurance Corporation Improvement Act of 1991 (“FDICIA”) requires federal banking regulators to take “prompt corrective action” with respect to a capital-deficient institution, including requiring a capital restoration plan and restricting certain growth activities of the institution. The Company could be required to guarantee any such capital restoration plan required of the Bank if the Bank became undercapitalized. Pursuant to FDICIA, regulations were adopted defining five capital levels: well capitalized, adequately capitalized, undercapitalized, severely undercapitalized and critically undercapitalized. Under the regulations, the Bank is considered “Well Capitalized” as of December 31, 2011.

If capital falls below the minimum levels established by these regulatory capital guidelines, a holding company or a bank may be denied approval to acquire or establish additional banks or non-bank businesses or to open new facilities.

Banks with capital ratios below the required minimums are subject to certain administrative actions, including prompt corrective action, the termination of deposit insurance upon notice and hearing, or a temporary suspension of insurance without a hearing.

Effects of Government Monetary Policy. Our earnings and growth are affected not only by general economic conditions, but also by the fiscal and monetary policies of the federal government, particularly the Federal Reserve. The Federal Reserve implements national monetary policy for such purposes as curbing inflation and combating recession, through its open market operations in U.S. Government securities, control of the discount rate applicable to borrowings from the Federal Reserve, and establishment of reserve requirements against certain deposits. These activities influence growth of bank loans, investments and deposits, and also affect interest rates charged on loans or paid on deposits. The nature and impact of future changes in monetary policies and their impact on us cannot be predicted with certainty.

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

The Dodd-Frank Wall Street Reform and Consumer Protection Act (“Dodd-Frank Act”), signed into law in July, 2010, will significantly change the current bank regulatory structure and affect the lending, investment, trading and operating activities of financial institutions and their holding companies. The Dodd-Frank Act creates of a new interagency council, the Financial System Oversight Council that is charged with identifying and monitoring the systemic risk to the U.S. economy posed by systemically significant, large financial companies, including bank holding companies and non-bank financial companies. The Office of Thrift Supervision will be eliminated and its powers distributed among the Office of the Comptroller of the Currency, the Federal Reserve Board and the FDIC. The legislation also establishes a floor for capital of insured depository institutions that cannot be lower than the standards in effect today, and directs the federal banking regulators to implement new leverage and capital requirements within 18 months that take into account off-balance sheet activities and other risks, including risks relating to securitized products and derivatives.

The Dodd-Frank Act also creates a new Consumer Financial Protection Bureau with broad powers to supervise and enforce consumer protection laws. The Consumer Financial Protection Bureau has broad rulemaking authority for a wide range of consumer protection laws that apply to all banks and savings institutions such as the Bank, including the authority to prohibit “unfair, deceptive or abusive” acts and practices. The Consumer Financial Protection Bureau has examination and enforcement authority over all banks and savings institutions with more than $10 billion in assets. Banks and savings institutions with $10 billion or less in assets will be examined by their applicable bank regulators. The new legislation also weakens the federal preemption available for national banks and federal savings associations, and gives state attorneys general the ability to enforce applicable federal consumer protection laws.

The legislation also broadens the base for FDIC insurance assessments. Assessments will now be based on the average consolidated total assets less tangible equity capital of a financial institution. The Dodd-Frank Act also repeals the prohibition on payment of interest on demand deposits.

Section 613 of the Dodd-Frank Act eliminates interstate branching restrictions that were implemented as part of the Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994, and removes many restrictions on de novo interstate branching by national and state-chartered banks. The FDIC and the OCC now have authority to approve applications by insured state nonmember banks and national banks, respectively, to establish de novo branches in states other than the bank’s home state if “the law of the State in which the branch is located, or is to be located, would permit establishment of the branch, if the bank were a State bank chartered by such State.” The enactment of this section may significantly increase interstate banking by community banks in western states, where barriers to entry were previously high.

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

On June 21, 2010, the federal banking agencies issued final guidance on incentive compensation. The final guidance is largely unchanged from the FRB’s preliminary guidance published in 2009, with the exception of a few adjustments/clarifications in response to feedback the FRB received during the open comment period. The guidance became effective on June 25, 2010 (the date published in the Federal Register, and applies to all banks. Except for the largest banking organizations, enforcement of this guidance will be handled through the supervisors’ regular risk-focused examination process. The guidance is principles-based, rather than prescriptive, and also identifies expectations of large banking organizations that go beyond what will be expected of community banks, and emphasizes that the application of the guidance should be scaled appropriately for the complexity of the organization and the extent to which incentive arrangements are utilized. The employees covered by the final guidance are senior executives and others who are responsible for oversight of the organization’s firm-wide activities or material business lines; individual employees, including non-executive employees, whose activities may expose the organization to material amounts of risk; and groups of employees who are subject to the same or similar incentive compensation arrangements and who, in the aggregate, may expose the organization to material amounts of risk, even if no individual employee is likely to expose the organization to material risk. The guidance provides for three principles for safe and sound incentive compensation arrangements:

•	Balanced Risk-Taking: Incentive compensation arrangements should balance risk and financial results in a manner that does not encourage employees to expose their organizations to imprudent risks;

•

Compatibility with Effective Controls and Risk-Management: A banking organization’s risk-management processes and internal controls should reinforce and support the development and maintenance of balanced incentive compensation arrangements;

•

Strong Corporate Governance: Banking organizations should have strong and effective corporate governance to help ensure sound compensation practices, including active and effective oversight by the board of directors.

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

The mandatory compliance date for the Regulation E amendments is July 1, 2010 provided that the Bank may continue to assess overdraft service fees or charges on existing customer accounts prior to August 15, 2010, without obtaining the consumer’s affirmative consent. The Bank’s compliance with the new Regulation E amendments may have an impact on the Bank’s revenue from overdraft service fees and non-sufficient funds (“NSF”) charges.

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

The new law requires card issuers to give card account holders “a reasonable amount of time” to make payments on monthly bills. That means payments would be due at least 21 days after they are mailed or delivered. Credit card issuers would no longer be able to set early morning or other arbitrary deadlines for payments. When consumers have accounts that carry different interest rates for different types of purchases payments in excess of the minimum amount due must go to balances with higher interest rates first. Consumers must “opt in” to over-limit fees. Those who opt out would have their transactions rejected if they exceed their credit limits, thus avoiding over-limit fees. Fees charged for going over the limit must be reasonable. Finance charges on outstanding credit card balances would be computed based on purchases made in the current cycle rather than going back to the previous billing cycle to calculate interest charges. Fees on credit cards cannot exceed 25 percent of the available credit limit in the first year of the card.

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

EESA was amended by ARRA to provide additional incentive compensation restrictions for financial institutions receiving TARP funds and also require additional corporate governance provisions with respect to limiting golden parachutes, lavish expenditures and requiring officer certifications of compliance and clawbacks for improperly earned incentive compensation at such institutions.

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

In October 2008, the President signed the Emergency Economic Stabilization Act of 2008 (“EESA”), in response to the global financial crisis of 2008 authorizing the United States Secretary of the Treasury with authority to spend up to $700 billion to purchase distressed assets, especially mortgage-backed securities, under the Troubled Assets Relief Program (“TARP”) and make capital injections into banks under the Capital Purchase Program. EESA gives the government the unprecedented authority to buy troubled assets on balance sheets of financial institutions under the Troubled Assets Relief Program. Some of the other provisions of EESA are as follows:

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

•	limits executive compensation for executives for TARP participating financial institutions;

•	extends the mortgage debt forgiveness provision of the Mortgage Forgiveness Debt Relief Act of 2007 by three years (2012) to ease the income tax burden on those involved with certain foreclosures; and

On January 1, 2012, SB 664 (Committee on Banking and Financial Institutions, Chapter 243, Statutes of 2011) became operative. While some substantive changes were included in this legislation due to the passage of the Dodd-Frank federal legislation and some technical corrections that resulted from earlier amendments to the Code, the majority of the work involved in SB 664 was to reorder the section numbering in the Code. Among other things, the law requires a bank that establishes a branch office in this state in accordance with the National Bank Act, as amended by the Dodd-Frank Act to provide a specified notice to the Commissioner of DFI within 10 days of the establishment, relocation, or redesignation of offices.

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

Recent Accounting Pronouncements

See Note 3 – “Summary of Significant Accounting Policies – Adoption of New Accounting Standards” of the Company’s Consolidated Financial Statements in Item 8 – Financial Statements and Supplementary Data of this Annual Report on Form 10K for information related to recent accounting pronouncements.

ITEM 1A.	RISK FACTORS

As a smaller reporting company we are not required to provide the information required by this item.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

No comments have been submitted to the registrant by the staff of the Securities Exchange Commission.

ITEM 2.	PROPERTIES

Of the Company’s eleven depository branches, ten are owned and one is leased. The Company also leases one lending office and one administrative office, and owns four administrative facilities.

Owned Properties

35 South Lindan Avenue	32 Central Avenue	80 W. Main St.
Quincy, California (1)	Quincy, California (1)	Quincy, California (3)

424 N. Mill Creek	336 West Main Street	120 North Pine Street
Quincy, California (1)	Quincy, California	Portola, California

43163 Highway 299E	121 Crescent Street	255 Main Street
Fall River Mills, California	Greenville, California	Chester, California

510 North Main Street	3000 Riverside Drive	8475 North Lake Boulevard
Alturas, California	Susanville, California	Kings Beach, California

11638 Donner Pass Road	2175 Civic Center Drive
Truckee, California	Redding, California

Leased Properties

243 North Lake Boulevard	1005 Terminal Way, Ste. 246	470 Nevada St., Suite 108
Tahoe City, California	Reno, Nevada (1)	Auburn, California (2)

(1)	Non-branch administrative or credit administrative offices.

(2)	Commercial lending office.

(3)	Leased to a third party.

Total rental expenses under all leases, including premises, totaled $150,000, $20,000 and $317,000, in 2011, 2010 and 2009 respectively. The decline in rental expense during 2010 resulted from the purchase of our Redding branch building on March 31, 2010. Previously we had leased this building. Under the terms of the lease agreement we were provided free rent for a period of time; however, in accordance with accounting principals we recognized monthly rent expense equal to the total payments required under the lease dividend by the term of the lease in months. At the time of the purchase we reversed this accrual recognizing a $184 thousand reduction in rental expense. The expiration dates of the leases vary, with the first such lease expiring during 2012 and the last such lease expiring during 2015.

Future minimum lease payments in thousands of dollars are as follows:

September 30,
Year Ending December 31,
2012	$147,000
2013	75,000
2014	51,000
2015	51,000

$324,000

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

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCK- HOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

The Company’s common stock is quoted on the NASDAQ Capital Market under the ticker symbol “PLBC”. As of December 31, 2011, there were 4,776,339 shares of the Company’s stock outstanding held by approximately 1,640 shareholders of record as of the same date. The following table shows the high and low sales prices for the common stock, for each quarter as reported by Yahoo Finance.

	September 30,	September 30,	September 30,
	Common
Quarter	Dividends	High	Low
4th Quarter 2011	—	$2.92	$1.63
3rd Quarter 2011	—	$2.72	$1.46
2nd Quarter 2011	—	$2.85	$1.94
1st Quarter 2011	—	$4.00	$1.85

4th Quarter 2010	—	$3.09	$1.92
3rd Quarter 2010	—	$3.22	$2.53
2nd Quarter 2010	—	$3.39	$2.46
1st Quarter 2010	—	$3.78	$2.21

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

It is the policy of the Company to periodically distribute excess retained earnings to the shareholders through the payment of cash dividends. Such dividends help promote shareholder value and capital adequacy by enhancing the marketability of the Company’s stock. All authority to provide a return to the shareholders in the form of a cash or stock dividend or split rests with the Board of Directors (the “Board). The Board will periodically, but on no regular schedule and in accordance with regulatory restrictions, if any, review the appropriateness of a cash dividend payment. No common cash dividends were paid in 2010 or 2011 and none are anticipated to be paid in 2012.

The Company is subject to various restrictions on the payment of dividends. See Note 2 “Regulatory Matters” and Note 13 “Shareholders’ Equity – Dividend Restrictions” of the Company’s Consolidated Financial Statements in Item 8 – Financial Statements and Supplementary Data of this Annual Report on Form 10K.

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

Securities Authorized for Issuance under Equity Compensation Plans. The following table sets forth securities authorized for issuance under equity compensation plans as of December 31, 2011.

	September 30,	September 30,	September 30,
	Number of securities to be issued upon exercise of outstanding options	Weighted-average exercise price of outstanding options	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Plan Category	(a)	(b)	(c)
Equity compensation plans approved by security holders	482,780	$8.74	0
Equity compensation plans not approved by security holders	None	Not Applicable	None

Total	482,780	$8.74	0

For additional information related to the above plans see Note 13 of the Company’s Consolidated Financial Statements in Item 8 – Financial Statements and Supplementary Data of this Annual Report on Form 10K.

Issuer Purchases of Equity Securities. There were no purchases of Plumas Bancorp common stock by the Company during 2011.

ITEM 6.	SELECTED FINANCIAL DATA

The following table presents a summary of selected financial data and should be read in conjunction with the Company’s consolidated financial statements and notes thereto included under Item 8 – Financial Statements and Supplementary Data.

	September 30,	September 30,	September 30,	September 30,	September 30,
	At or for the year ended December 31,
	2011	2010	2009	2008	2007
	(dollars in thousands except per share information)
Statement of Operations
Interest income	$18,668	$20,680	$22,836	$25,440	$30,284
Interest expense	1,848	3,147	3,655	5,364	8,536

Net interest income	16,820	17,533	19,181	20,076	21,748
Provision for loan losses	3,500	5,500	14,500	4,600	800
Noninterest income	7,162	8,468	5,664	5,091	5,448
Noninterest expense	19,246	19,141	26,266	20,475	19,671
Provision for (benefit from) income taxes	295	389	(6,775)	(212)	2,502

Net income (loss)	$941	$971	$(9,146)	$304	$4,223

Preferred Stock dividends and discount accretion	684	684	628	—	—

Net income (loss) available to common shareholders	$257	$287	$(9,774)	$304	$4,223

Balance sheet (end of period)
Total assets	$455,349	$484,480	$528,117	$457,175	$453,115
Total loans	$293,865	$314,200	$332,678	$366,017	$352,949
Allowance for loan losses	$6,908	$7,324	$9,568	$7,224	$4,211
Total deposits	$391,140	$424,887	$433,255	$371,493	$391,940
Total shareholders’ equity	$39,634	$37,988	$38,231	$35,437	$37,139
Balance sheet (period average)
Total assets	$467,354	$500,082	$490,000	$447,720	$464,974
Total loans	$302,841	$323,906	$354,482	$355,416	$353,384
Total deposits	$407,982	$430,777	$403,896	$382,279	$403,772
Total shareholders’ equity	$39,244	$38,941	$43,839	$37,343	$37,041
Capital ratios
Leverage ratio	9.8%	8.9%	7.9%	9.8%	10.0%
Tier 1 risk-based capital	13.7%	12.7%	10.4%	11.0%	11.6%
Total risk-based capital	15.0%	13.9%	11.6%	12.2%	12.7%
Asset quality ratios
Nonperforming loans/total loans	5.73%	8.07%	4.30%	7.31%	0.75%
Nonperforming assets/total assets	5.60%	7.07%	4.84%	6.78%	0.70%
Allowance for loan losses/total loans	2.35%	2.33%	2.88%	1.97%	1.19%
Net loan charge-offs	$3,916	$7,744	$12,156	$1,587	$506
Performance ratios
Return (loss) on average assets	0.20%	0.19%	(1.87)%	0.07%	0.91%
Return (loss) on average common equity	0.9%	1.1%	(29.5)%	0.8%	11.4%
Return (loss) on average equity	2.4%	2.5%	(20.9)%	0.8%	11.4%
Net interest margin	4.08%	4.24%	4.52%	4.99%	5.18%
Loans to deposits	75.1%	73.9%	76.8%	98.5%	90.1%
Efficiency ratio	80.3%	73.6%	105.7%	81.4%	72.3%
Per share information
Basic earnings (loss)	$0.05	$0.06	$(2.05)	$0.06	$0.85
Diluted earnings (loss)	$0.05	$0.06	$(2.05)	$0.06	$0.84
Common cash dividends	$0.00	$0.00	$0.00	$0.24	$0.30
Dividend payout ratio	—%	—%	—%	400%	35.3%
Book value per common share	$5.83	$5.51	$5.58	$7.42	$7.63
Common shares outstanding at period end	4,776,339	4,776,339	4,776,339	4,775,339	4,869,130

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Allowance for Loan Losses. The allowance for loan losses is an estimate of credit losses inherent in the Company’s loan portfolio that have been incurred as of the balance-sheet date. The allowance is established through a provision for loan losses which is charged to expense. Additions to the allowance are expected to maintain the adequacy of the total allowance after credit losses and loan growth. Credit exposures determined to be uncollectible are charged against the allowance. Cash received on previously charged off amounts is recorded as a recovery to the allowance. The overall allowance consists of two primary components, specific reserves related to impaired loans and general reserves for inherent losses related to loans that are collectively evaluated for impairment.

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

Other Real Estate Owned. Other real estate owned (OREO) represents properties acquired through foreclosure or physical possession. OREO is initially recorded at fair value less costs to sell when acquired. Write-downs to fair value at the time of transfer to OREO is charged to allowance for loan losses. Subsequent to foreclosure, we periodically evaluate the value of OREO held for sale and record a valuation allowance for any subsequent declines in fair value less selling costs. Subsequent declines in value are charged to operations. Fair value is based on our assessment of information available to us at the end of a reporting period and depends upon a number of factors, including our historical experience, economic conditions, and issues specific to individual properties. Our evaluation of these factors involves subjective estimates and judgments that may change.

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

The following discussion is designed to provide a better understanding of significant trends related to the Company’s financial condition, results of operations, liquidity and capital. It pertains to the Company’s financial condition, changes in financial condition and results of operations as of December 31, 2011 and 2010 and for each of the three years in the period ended December 31, 2011. The discussion should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto and the other financial information appearing elsewhere herein.

Overview

The Company recorded net income of $941 thousand for the year ended December 31, 2011, a slight decrease from net income of $971 thousand during the year ended December 31, 2010 but up $10.1 million over 2009’s net loss of $9.1 million. Excluding a $1.4 million gain ($0.8 million net of tax) in 2010 on sale of the Bank’s merchant card portfolio, net income would have increased by $0.8 million over 2010.

Net interest income declined by $713 thousand from $17.5 million during 2010 to $16.8 million for the year ended December 31, 2011. This decrease in net interest income was mostly related to a $21 million decline in average loan balances. During the year ended December 31, 2011 non-interest income decreased by $1.3 million to $7.2 million, from $8.5 million during the year ended December 31, 2010. This decrease was related to a $1.4 million gain on the sale of our merchant processing portfolio in 2010. Additionally, gain on sale of investment securities declined by $494 thousand from $1.2 million in 2010 to $0.7 million for the year ended December 31, 2011. Partially offsetting these declines in non-interest income was an $884 thousand increase in gain on sale of government guaranteed loans from $1.1 million in 2010 to $1.9 million in 2011. Non-interest expense increased by $105 thousand from $19.1 million during the year ended December 31, 2010 to $19.2 million during the current twelve month period. While we have achieved savings in many categories of non-interest expense these were offset in the current year by an increase of $649 thousand in loss on sale of OREO.

The most significant expense reduction was a $2.0 million decrease in our provision for loan losses from $5.5 million for the year ended December 31, 2010 to $3.5 million during 2011. The $3.5 million provision recorded for the year ended December 31, 2011 primarily relates to net charge-offs during the twelve month period. We have experienced a $3.8 million decrease in net charge-offs during the comparison years. Net charge-offs declined from $7.7 million during 2010 to $3.9 million during the year ended December 31, 2011. Net charge-offs as percentage of average loans decreased significantly from 2.39% during the twelve months ended December 31, 2010 to 1.29% during the current year.

The provision for income taxes declined from $389 thousand in 2010 to $295 thousand during the year ended December 31, 2011.

Net income allocable to common shareholders decreased slightly from $287 thousand during the year ended December 31, 2010 to $257 thousand during 2011. Income allocable to common shareholders is calculated by subtracting dividends and discount amortized on preferred stock from net income.

Total assets at December 31, 2011 decreased $29.1 million, or 6% to $455 million. Decreases include $5.1 million in investment securities, $19.7 million in net loans, $1.6 million in cash and due from banks and $2.7 million in all other assets. Net loans decreased by 6% from $307 million at December 31, 2010 to $287 million at December 31, 2011. This decline in net loans was mostly related to normal pay downs and prepayments, loan charge-offs, real estate acquired through foreclosure and our continued efforts to reduce the level of construction and land development loan balances. At December 31, 2011 investment securities totaled $57.9 million compared to $63.0 million at December 31, 2010. Investment securities are composed of debt securities issued by agencies sponsored by the U.S. Government.

Total deposits were $391 million as of December 31, 2011, a decrease of $33.7 million, or 8%, from the December 31, 2010 balance of $425 million. The decline in deposits was primarily related to maturities from a higher rate promotional time deposit product we began offering in June, 2009 and continued to offer until April 30, 2010. Core deposit growth was strong with increases in non-interest bearing deposits of $14.1 million and savings deposits of $10.8 million. Non-interest bearing deposits as a percentage of total deposits increased from 26.3% at December 31, 2010 to 32.2% at December 31, 2011.

Shareholders’ equity as of December 31, 2011 increased by $1.6 million to $39.6 million up from $38.0 million as of December 31, 2010. This increase was mostly related to earnings during the period, the reversal of $524 thousand in accrued preferred stock dividends and an increase of $210 thousand in accumulated other comprehensive income/loss from a loss of $52 thousand at December 31, 2010 to accumulated other comprehensive income of $158 thousand at December 31, 2011.

The return on average assets was 0.20% for 2011, up from 0.19% for 2010. The return on average common equity was 0.9% for 2011, down from 1.1% for 2010.

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

	XXXX	XXXX	XXXX	XXXX	XXXX	XXXX	XXXX	XXXX	XXXX
	Year ended December 31,
	2011			2010			2009
	Average balance	Interest income/ expense	Rates earned/ paid	Average balance	Interest income/ expense	Rates earned/ paid	Average balance	Interest income/ expense	Rates earned/ paid
	(dollars in thousands)
Assets

Interest bearing deposits	$49,628	$124	0.25%	$19,808	$48	0.24%	$6,298	$15	0.24%
Federal funds sold	—	—	—	—	—	—	12	—	—
Investment securities(1)	59,439	1,144	1.92	69,357	1,772	2.55	64,047	2,163	3.38
Total loans (2)(3)	302,841	17,400	5.75	323,906	18,860	5.82	354,482	20,658	5.83

Total earning assets	411,908	18,668	4.53%	413,071	20,680	5.01%	424,839	22,836	5.38%

Cash and due from banks	13,204			38,945			27,372
Other assets	42,242			48,066			37,789

Total assets	$467,354			$500,082			$490,000

Liabilities and shareholders’ equity
Interest bearing demand deposits	$93,925	187	0.20%	$101,519	382	0.38%	$98,394	671	0.68%
Money market deposits	40,050	115	0.29	42,514	221	0.52	41,844	346	0.83
Savings deposits	58,996	106	0.18	51,011	86	0.17	50,286	90	0.18
Time deposits	96,961	1,061	1.09	124,810	2,007	1.61	105,313	2,062	1.96
Short-term borrowings	—	—	—	986	5	0.51	24,292	80	0.33
Long-term borrowings	—	—	—	9,973	130	1.30	1,589	27	1.70
Junior subordinated debentures	10,310	326	3.16	10,310	312	3.03	10,310	371	3.60
Other	3,188	53	1.66	123	4	3.25	212	8	3.77

Total interest bearing liabilities	303,430	1,848	0.61%	341,246	3,147	0.92%	332,240	3,655	1.10%

Noninterest bearing demand deposits	118,050			110,923			108,059
Other liabilities	6,630			8,972			5,862
Shareholders’ equity	39,244			38,941			43,839

Total liabilities and shareholders’ equity	$467,354			$500,082			$490,000

Net interest income		$16,820			$17,533			$19,181

Net interest spread (4)			3.92%			4.09%			4.28%
Net interest margin (5)			4.08%			4.24%			4.52%

(1)	Interest income is reflected on an actual basis and is not computed on a tax-equivalent basis.

(2)	Average nonaccrual loan balances of $20.2 million for 2011, $18.8 million for 2010 and $25.1 million for 2009 are included in average loan balances for computational purposes.

(3)

Loan origination fees and costs are included in interest income as adjustments of the loan yields over the life of the loan using the interest method. Loan interest income includes net loan fees (costs) of $49,000, $(20,000) and $(214,000) for 2011, 2010 and 2009, respectively.

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

The following table sets forth changes in interest income and interest expense, for the years indicated and the amount of change attributable to variances in volume, rates and the combination of volume and rates based on the relative changes of volume and rates:

	Septem	Septem	Septem	Septem	Septem	Septem	Septem	Septem
	2011 compared to 2010 Increase (decrease) due to change in:				2010 compared to 2009 Increase (decrease) due to change in:
	Average	Average			Average	Average
	Volume(1)	Rate(2)	Mix(3)	Total	Volume(1)	Rate(2)	Mix(3)	Total
	(dollars in thousands)
Interest-earning assets:
Interest bearing deposits	$72	$2	$2	$76	$32	$—	$1	$33
Investment securities	(253)	(437)	62	(628)	179	(527)	(43)	(391)
Loans	(1,226)	(250)	16	(1,460)	(1,782)	(18)	2	(1,798)

Total interest income	(1,407)	(685)	80	(2,012)	(1,571)	(545)	(40)	(2,156)

Interest-bearing liabilities:
Interest bearing demand deposits	(28)	(180)	13	(195)	21	(301)	(9)	(289)
Money market deposits	(13)	(99)	6	(106)	5	(128)	(2)	(125)
Savings deposits	13	6	1	20	1	(5)	—	(4)
Time deposits	(448)	(641)	143	(946)	382	(369)	(68)	(55)
Short-term borrowings	(5)	(5)	5	(5)	(77)	43	(41)	(75)
Long-term borrowings	(130)	(130)	130	(130)	142	(6)	(33)	103
Junior subordinated debentures	—	14	—	14	—	(59)	—	(59)
Other borrowings	100	(2)	(49)	49	(3)	(1)	—	(4)

Total interest expense	(511)	(1,037)	249	(1,299)	471	(826)	(153)	(508)

Net interest income	$(896)	$352	$(169)	$(713)	$(2,042)	$281	$113	$(1,648)

(1)	The volume change in net interest income represents the change in average balance multiplied by the previous year’s rate.

(2)	The rate change in net interest income represents the change in rate multiplied by the previous year’s average balance.

(3)	The mix change in net interest income represents the change in average balance multiplied by the change in rate.

2011 compared to 2010. Net interest income is the difference between interest income and interest expense. Net interest income, on a nontax-equivalent basis, was $16.8 million for the year ended December 31, 2011, a decline of $0.7 million, or 4.1%, from $17.5 million for 2010.

The overall change in net interest income was primarily a result of a decrease of $1.5 million in loan interest income and a decline of $628 thousand in interest income on investment securities. The decline in interest on loans was mostly related to a decline in average loans outstanding. Interest on investments securities declined related to a decrease in both yield and average balance. Partially offsetting these decreases in interest income was a decline in rates paid on the Company’s deposits and a decline in the average balance of time deposits, interest bearing demand deposits and long-term borrowings.

Interest income decreased $2.0 million, or 9.7%, to $18.7 million for the year ended December 31, 2011. Interest and fees on loans decreased by $1.5 million from $18.9 million for the year ended December 31, 2010 to $17.4 million for 2011. The average loan balances were $302.8 million for 2011, down $21.1 million from the $323.9 million for 2010. This decline in loans was mostly related to normal pay downs and prepayments, loan charge-offs, real estate acquired through foreclosure and our on-going efforts to reduce the level of construction and land development loan balances. The average yields on loans were 5.75% for 2011 down from the 5.82% for 2010.

Interest on investment securities decreased by $628 thousand resulting from a decrease in yield of 63 basis points and a decline in average investment securities of $9.9 million. The decline in yield is primarily related to the replacement of matured and sold investment securities with new investments with market yields below those which they replaced.

Interest income on other interest-earning assets, which totaled $124 thousand in 2011 and $48 thousand in 2010, relates to interest on cash balances held at the Federal Reserve.

Interest expense on deposits decreased by $1.2 million, or 46%, to $1.5 million for the twelve months ended December 31, 2011, down from $2.7 million in 2011. This decrease primarily relates to decreases in the average balance and rate paid on time deposits and a decline in the rate paid on demand deposit (NOW) and money market accounts.

Interest on time deposits declined by $946 thousand. Average time deposits declined by $27.8 million from $124.8 million during 2010 to $97.0 million for the year ended December 31, 2011. The decrease in time deposits is mostly related to a promotional time deposit product we began offering in June, 2009 and continued to offer until April 30, 2010. These promotional time deposits have now fully matured. The average rate paid on these promotional deposits during 2011 was 2%. The average rate paid on time deposits decreased from 1.61% during 2010 to 1.09% during the current twelve month period. This decrease primarily relates to a decline in market rates paid in the Company’s service area and the maturity of the higher rate promotional deposits.

Interest expense on NOW accounts declined by $195 thousand. Rates paid on NOW accounts declined by 18 basis points from 0.38% during 2010 to 0.20% during 2011, as we significantly lowered the rate paid on local public agencies NOW accounts. Although we lost deposits by lowering this rate; we continue to focus on the profitability of the public sweep accounts rather than growing public sweep balances.

Interest expense on money market accounts decreased by $106 thousand related primarily to a decrease in rate paid on these accounts of 23 basis points from 0.52% during 2010 to 0.29% during 2011. This was primarily related to a significant drop in the rates paid on our money market sweep product. We no longer offer the money market sweep account having replaced it with a product that utilizes repurchase agreements during the third quarter of 2011.

Interest on FHLB long term borrowings decreased by $130 thousand as there were no outstanding long term borrowings during 2011. Interest expense on junior subordinated debentures, which increased by $14 thousand from 2010, fluctuates with changes in the 3-month London Interbank Offered Rate (LIBOR) rate.

Interest on other borrowings in 2011 primarily relates to interest paid on repurchase agreements.

Net interest margin is net interest income expressed as a percentage of average interest-earning assets. As a result of the changes noted above, the net interest margin for 2011 decreased 16 basis points to 4.08%, from 4.24% for 2010.

2010 compared to 2009. Net interest income, on a nontax-equivalent basis, was $17.5 million for the year ended December 31, 2010, a decline of $1.6 million, or 8.6%, from $19.2 million for 2009.

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

Interest income decreased $2.2 million, or 9.4%, to $20.7 million for the year ended December 31, 2010. Interest and fees on loans decreased by $1.8 million from $20.7 million for the year ended December 31, 2009 to $18.9 million for 2010. The average loan balances were $323.9 million for 2010, down $30.6 million from the $354.5 million for 2009. The decline in loan balances is consistent with the decrease in economic activity in the Company’s service area and the Company’s successful effort to reduce its exposure to real estate construction and land development loans. The average yields on loans were 5.82% for 2010 as compared to the 5.83% for 2009.

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

Interest expense on money market accounts decreased by $125 thousand related to a decrease in rate paid on these accounts of 31 basis points from 0.83% during the year ended December 31, 2009 to 0.52% during 2010. This was primarily related to a significantly drop in the rates paid on our money market sweep product.

Interest on time deposits declined by $55 thousand as an increase in average balance was offset by a decline in rate paid. For the year ended December 31, 2010 compared to 2009, the Company’s average time deposits increased by $19.5 million from $105.3 million for 2009 to $124.8 million for the year ended December 31, 2010. The increase in time deposits is related to a promotional time deposit product we began offering in June, 2009 and continued to offer until April 30, 2010. The average rate paid on time deposits decreased from 1.96% during 2009 to 1.61% during 2010. This decrease primarily relates to a decline in market rates in the Company’s service area.

Interest on borrowings increased by $28 thousand related to an increase in the rate paid on borrowings as we chose to extend the term of our borrowings; however, this was partially offset by a $59 thousand decline in interest paid on junior subordinated debentures.

Interest expense on FHLB long-term borrowings increased by $103 thousand to $130 thousand for the year ended December 31, 2010. We chose to prepay these borrowings during July 2010 as we had significant excess liquidity and no longer projected a need for these long-term borrowings. We incurred a $226 thousand prepayment penalty on these advances which we anticipate will be more than offset by future savings in interest expense. Interest on short-term borrowings decreased by $75 thousand to $5 thousand related to a decline in average balance of $23.3 million from $24.3 million during 2009 to $986 thousand during 2010.

Interest expense on junior subordinated debentures, which fluctuates with changes in the 3-month London Interbank Offered Rate (LIBOR) rate, decreased by $59 thousand during 2010 as a result of a decrease in the LIBOR rate.

Net interest margin is net interest income expressed as a percentage of average interest-earning assets. As a result of the changes noted above, the net interest margin for 2010 decreased 28 basis points to 4.24%, from 4.52% for 2009.

Provision for Loan Losses

During the year ended December 31, 2011 we recorded a provision for loan losses of $3.5 million down $2.0 million from the $5.5 million provision recorded during 2010. See “Analysis of Asset Quality and Allowance for Loan Losses” for further discussion of loan quality trends and the provision for loan losses.

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

Non-Interest Income

The following table sets forth the components of non-interest income for the years ended December 31, 2011, 2010 and 2009.

	September 30,	September 30,	September 30,	September 30,	September 30,
	Years Ended December 31,			Change during Year
	2011	2010	2009	2011	2010
	(dollars in thousands)
Service charges on deposit accounts	$3,477	$3,642	$3,796	$(165)	$(154)
Gain on sale of loans, net	1,939	1,055	593	884	462
Gain on sale of investments	666	1,160	10	(494)	1,150
Earnings on bank owned life insurance policies	352	351	346	1	5
Loan servicing fees	219	195	139	24	56
Customer service fees	141	135	121	6	14
Safe deposit box and night depository income	66	66	68	—	(2)
Merchant processing	15	141	282	(126)	(141)
Sale of merchant processing portfolio	—	1,435	—	(1,435)	1,435
Other income	287	288	309	(1)	(21)

Total non-interest income	$7,162	$8,468	$5,664	$(1,306)	$2,804

2011 compared to 2010. During the year ended December 31, 2011 non-interest income decreased by $1.3 million to $7.2 million, from $8.5 million during the year ended December 31, 2010. This decrease was related to the sale of our merchant processing portfolio in 2010. During June 2010 we entered into an alliance with a world-wide merchant processing leader. In conjunction with this alliance we sold our merchant processing business, recording a one-time gain of $1.4 million. Related to this sale we experienced a decrease in merchant processing income of $126 thousand during the comparison periods. Service charges on deposit accounts declined by $165 thousand primarily related to a decline in overdraft fees as new regulations placed additional restrictions on the Bank in charging overdraft fees on ATM and Point of Sale transactions. Gain on sale of investments declined by $494 thousand. During the year ended December 31, 2011 we sold twenty-seven investment securities classified as available-for-sale for $29.4 million recognizing a $0.7 million gain on sale. During the 2010 period we sold sixty-five investment securities classified as available-for sale for $40.9 million and recorded a $1.2 million gain on sale. We chose to sell some of the securities in our investment portfolio in order to lock in gains; this had the additional benefit of partially offsetting some nonrecurring expense items such as losses on sale of OREO.

Partially offsetting these declines in income was a $884 thousand increase in gain on sale of government guaranteed loans. Gains on sale in 2011 were particularly strong related to two factors. First, during the first quarter of 2011 the SBA eliminated the recourse provision related to loan sales allowing us to record both gains on sales from loans sold during the fourth quarter of 2010 and the first quarter of 2011. In addition, many loans sold in 2011 were 90% guaranteed related to a temporary increase in guarantee percentage enacted on February 17, 2009 as part of the Recovery Act. Currently loans made through the SBA 7(a) program carry a 75% to 85% guarantee. The production and sale of government guaranteed loans has become an important component of the Company’s core business. We expect government guaranteed lending activity to remain strong in 2012; however, we anticipate a reduction in gains on sale during 2012.

Loan servicing fees increased by $24 thousand to $219 thousand for the year ended December 31, 2011. Loan servicing fees are primarily related to fees earned for servicing the sold portion of SBA loans and the increase in this category is consistent with the increase in sold SBA loans.

2010 compared to 2009. During the year ended December 31, 2010 non-interest income increased by $2.8 million to $8.6 million, from $5.8 million during 2009. This increase was primarily related to three items, the largest of which was a $1.4 million gain on the sale of our merchant processing portfolio. Additionally we sold securities having a book value of $39.7 million, recording a gain on sale of $1.2 million. We chose to sell substantially our entire municipal securities portfolio as part of our overall asset/liability management strategy and related to the favorable market price for these securities. In addition, we sold $28.9 million in U.S. government agency securities to lock in significant gains that were available on these securities. Finally, we recorded a gain on sale of government guaranteed loans of $1.1 million representing the sale of $13.6 million in loans. Additional SBA government guaranteed loans totaling $4.3 million were sold during the fourth quarter; however, the gain on sale generated was not recorded until the 90-day premium recourse period on SBA loan sales had expired. During the first quarter of 2011, the Company recognized a gain on sale of approximately $338 thousand related to loans sold during the fourth quarter of 2010; however, this gain was partially offset by commission expense of approximately $106 thousand.

Loan servicing fees increased by $56 thousand to $195 thousand for the year ended December 31, 2010. Loan servicing fees are primarily related to fees earned for servicing the sold portion of SBA loans and the increase in this category is consistent with the increase in sold SBA loans.

Service charges on deposit accounts declined by $154 thousand primarily related to a decline in overdraft fees as new regulations placed additional restrictions on the Bank in charging overdraft fees on ATM and Point of Sale transactions. Merchant processing fees declined by $141 thousand related to the sale of our merchant processing portfolio in June, 2010.

Non-Interest Expense

The following table sets forth the components of other non-interest expense for the years ended December 31, 2011, 2010 and 2009.

	September 30,	September 30,	September 30,	September 30,	September 30,
	Years Ended December 31,			Change during Year
	2011	2010	2009	2011	2010
	(dollars in thousands)
Salaries and employee benefits	$9,195	$9,732	$11,054	$(537)	$(1,322)
Occupancy and equipment	3,088	3,096	3,759	(8)	(663)
Outside service fees	1,270	1,212	990	58	222
FDIC insurance	1,099	1,009	1,125	90	(116)
Professional fees	730	587	789	143	(202)
Loss (gain) on sale of OREO	606	(43)	158	649	(201)
Provision for OREO losses	579	356	4,800	223	(4,444)
OREO costs	422	573	370	(151)	203
Telephone and data communications	331	338	392	(7)	(54)
Business development	262	250	333	12	(83)
Loan collection costs	261	261	399	—	(138)
Advertising and promotion	236	252	327	(16)	(75)
Director compensation and retirement	229	233	293	(4)	(60)
Armored car and courier	225	239	281	(14)	(42)
Postage	190	207	207	(17)	—
Core deposit intangible	173	173	173	—	—
Stationery and supplies	140	145	183	(5)	(38)
Insurance	42	125	54	(83)	71
Other operating expense	168	396	579	(228)	(183)

Total non-interest expense	$19,246	$19,141	$26,266	$105	$(7,125)

2011 compared to 2010. While we have achieved savings in many categories of non-interest expense these were offset in the current year by an increase of $649 thousand in loss on sale of OREO. Non-interest expense increased by $105 thousand from $19.1 million during the year ended December 31, 2010 to $19.2 million during the current twelve month period.

OREO represents real property taken by the Bank either through foreclosure or through a deed in lieu thereof from the borrower. Loss on sale of OREO totaled $606 thousand primarily related to the sale of one property. During June, 2011 the Bank sold its largest OREO holding which represented $4.3 million, or 48% of the total balance in OREO at January 1, 2011. The Bank incurred a $617 thousand loss on sale; however, management believes the loss was prudent given the significant affect this transaction had in decreasing nonperforming assets.

Outside service fees increased by $58 thousand which mostly relates to our on-line banking and bill payment platform. FDIC insurance costs increased related to an increase in the rate the FDIC charges Plumas Bank. Professional fees increased by $143 thousand the largest portion of which was related to an increase in consulting cost of $97 thousand. During the second half of 2011 we contracted with an outside party to provide assistance in the management of our nonperforming assets. Total costs incurred related to this consultant were $42 thousand. In addition we incurred $21 thousand in costs related to an outside management study required by the Consent Order.

The largest reduction in expense was a decrease of $537 thousand in salaries and employee benefits. Salary expense, excluding commissions, declined by $667 thousand mostly related to a reduction in staffing, during the second quarter of 2010, which affected most functional areas with the exception of government guaranteed lending and problem assets. On a full-time equivalent basis, we employed 142 persons at December 31, 2011 down from 146 at December 31, 2010 and 163 at December 31, 2009. Commission expense, which relates to government guaranteed lending personnel and is included in salary expense, increased by $318 thousand resulting from the increase in government guaranteed loan gains.

The provision for OREO losses increased by $223 thousand related to one land development property that, based on a recent appraisal, declined in value by $417 thousand. This property is currently valued at approximately $1 million. OREO carrying costs declined by $151 thousand from $573 thousand during 2010 to $422 thousand during 2011. These savings were primarily related to property taxes on OREO properties and refunds on prior year tax payments related to some of our OREO properties being reassessed.

Insurance expense declined by $83 thousand primarily related to the forfeiture of retirement split dollar life insurance benefits by one of our executive officers who chose to terminate his employment during 2011 prior to age sixty-five.

Other non-interest expense declined by $228 thousand related to a $226 thousand prepayment penalty incurred upon the prepayment of our long-term Federal Home Loan Bank borrowings during July, 2010.

2010 compared to 2009. During the second quarter of 2010 we performed an extensive analysis of our personnel requirements throughout the organization and based on this analysis we were able to reduce our head count by approximately 10% which resulted in significant savings in salary and benefits during the second half of 2010. During the year ended December 31, 2010, total non-interest expense decreased by $7.1 million, or 27%, to $19.2 million, down from $26.3 million for the comparable period in 2009. This decrease in non-interest expense was primarily the result of savings in salaries and employee benefits, occupancy and equipment costs, professional fees, provision for OREO losses and a reduction in losses on the sale of OREO. These items and other reductions were partially offset by increases in outside service fees, OREO carrying expenses and insurance expense.

Salaries and employee benefits decreased by $1.3 million primarily related to four items. Salary expense, excluding commissions, declined by $796 thousand related to a reduction in staffing in all areas with the exception of government guaranteed lending and problem assets. While the Company reduced personnel in most functional areas, we increased staffing in our problem asset department to effectively manage our increased level of nonperforming assets. Additionally, staffing in our government guaranteed lending department was increased to support opportunities for loan growth in this area. Commission expense, which relates to government guaranteed lending personnel and is included in salary expense, increased by $152 thousand resulting from the increase in government guaranteed loan sales. Stock compensation expense decreased by $199 thousand. During the first quarter of 2010 we recorded an adjustment to the estimated forfeiture rate associated with option expense. Finally, we eliminated discretionary bonuses in 2010 resulting in a decrease in bonus expense of $269 thousand and during the second quarter of 2010 we discontinued the Company matching contributions to our 401k plan saving $172 thousand during 2010.

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

Losses on the sale of OREO totaled $158 thousand during 2009; however, during 2010 we recorded $43 thousand net gains on sale of OREO. During 2009 we experienced a significant decline in the value of many of our OREO properties requiring a $4.8 million loss provision; however, this decline in value slowed significantly in 2010. During 2010 our provision for OREO losses declined by $4.4 million to $356 thousand.

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

Insurance expense was abnormally low in 2009. During the first quarter of 2009 our Chief Information and Technology officer retired from the Company. Because his retirement took place prior to the age of sixty-five he forfeited his benefits under his company provided split dollar life insurance plan. To reflect this forfeiture we recorded a one-time reduction in insurance expense totaling $83 thousand.

Provision for Income Taxes. The Company recorded an income tax provision of $295 thousand, or 23.9% of pre-tax income for the year ended December 31, 2011. During 2010 the Company recorded an income tax provision of $389 thousand, or 28.6% of pre-tax income for the year ended December 31, 2010. The percentages for 2011 and 2010 differ from the statutory rate as tax exempt income such as earnings on Bank owned life insurance, municipal loan interest, and in the state of California enterprise zone interest decrease taxable income.

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

As part of its analysis, the Company considered the following positive evidence:

•

The Company’s 2009 net loss was largely attributable to losses on its Construction and Land Development portfolio that represented approximately 80% of net charge-offs during the year ended December 31, 2009. This portfolio has decreased from $74 million at December 31, 2008 to $17 million at December 31 2011.

•

The Company’s 2009 net loss was also attributable to significant write-downs on foreclosed construction and land development real estate properties which represented the majority of its provision for losses on other real estate during 2009. During 2010 other real estate write-downs decreased by $4.4 million from $4.8 million during the year ended December 31, 2009 to $356 thousand during 2010. Write-downs on construction and land development real estate owned during 2011 totaled $440 thousand.

•	The Company has a long history of earnings and profitability.

•	The Company was profitable in 2011 and 2010 and is projecting future taxable and book income will be generated by operations.

•	The size of loans in the Company’s pipeline of potential problem loans has significantly decreased.

•	The Company does not have a history of net operating losses carry forwards or tax credits expiring unused.

As part of its analysis, the Company also considered the following negative evidence:

•	The Company recorded a large net loss in 2009 and is in a cumulative loss position for the current and preceding two years.

Based upon the analysis of available evidence, management has determined that it is “more likely than not” that all deferred income tax assets as of December 31, 2011 and 2010 will be fully realized and therefore no valuation allowance was recorded.

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

The Company’s largest lending categories are commercial real estate loans, residential real estate loans, and agricultural loans. These categories accounted for approximately 40.6%, 13.3% and 13.2%, respectively of the Company’s total loan portfolio at December 31, 2011, and approximately 37.9%, 13.8% and 12.2%, respectively of the Company’s total loan portfolio at December 31, 2010. Construction and land development loans continue to decline and represented 5.8% and 9.9% of the loan portfolio as of December 31, 2011 and December 31, 2010, respectively. The construction and land development portfolio component has been identified by Management as a higher-risk loan category. The quality of the construction and land development category is highly dependent on property values both in terms of the likelihood of repayment once the property is transacted by the current owner as well as the level of collateral the Company has securing the loan in the event of default. Loans in this category are characterized by the speculative nature of commercial and residential development properties and can include property in various stages of development from raw land to finished lots. The decline in these loans as a percentage of the Company’s loan portfolio reflects management’s continued efforts, which began in 2009, to reduce its exposure to construction and land development loans due to the severe valuation decrease in the real estate market.

The Company’s real estate related loans, including real estate mortgage loans, real estate construction loans, consumer equity lines of credit, and agricultural loans secured by real estate comprised 81% and 80% of the total loan portfolio at December 31, 2011 and December 31, 2010, respectively. Moreover, the business activities of the Company currently are focused in the California counties of Plumas, Nevada, Placer, Lassen, Modoc, Shasta, Sierra and in Washoe County in Northern Nevada. Consequently, the results of operations and financial condition of the Company are dependent upon the general trends in these economies and, in particular, the residential and commercial real estate markets. In addition, the concentration of the Company’s operations in these areas of Northeastern California and Northwestern Nevada exposes it to greater risk than other banking companies with a wider geographic base in the event of catastrophes, such as earthquakes, fires and floods in these regions.

The rates of interest charged on variable rate loans are set at specific increments in relation to the Company’s lending rate or other indexes such as the published prime interest rate or U.S. Treasury rates and vary with changes in these indexes. At December 31, 2011 and December 31, 2010, approximately 73% and 66%, respectively, of the Company’s loan portfolio was comprised of variable rate loans. While real estate mortgage, commercial and consumer lending remain the foundation of the Company’s historical loan mix, some changes in the mix have occurred due to the changing economic environment and the resulting change in demand for certain loan types. In addition, the Company remains committed to the agricultural industry in Northeastern California and will continue to pursue high quality agricultural loans. Agricultural loans include both commercial and commercial real estate loans. The Company’s agricultural loan balances totaled $39 million at December 31, 2011 and $38 million at December 31, 2010.

The following table sets forth the amounts of loans outstanding by category as of the dates indicated.

	September 30,	September 30,	September 30,	September 30,	September 30,
	At December 31,
	2011	2010	2009	2008	2007
	(dollars in thousands)
Real estate – mortgage	$158,431	$162,513	$161,397	$151,943	$128,357
Real estate – construction and land development	17,063	31,199	38,061	73,820	76,478
Commercial	30,235	33,433	37,056	42,528	39,584
Consumer (1)	49,268	48,586	54,442	61,706	72,768
Agriculture (2)	38,868	38,469	41,722	36,020	35,762

Total loans	293,865	314,200	332,678	366,017	352,949
Less:
Deferred costs	(475)	(275)	(298)	(279)	(564)
Allowance for loan losses	6,908	7,324	9,568	7,224	4,211

Net loans	$287,432	$307,151	$323,408	$359,072	$349,302

(1)	Includes equity lines of credit

(2)	Includes agriculture real estate

The following table sets forth the maturity of gross loan categories as of December 31, 2011. Also provided with respect to such loans are the amounts due after one year, classified according to sensitivity to changes in interest rates:

	September 30,	September 30,	September 30,	September 30,
	Within One Year	After One Through Five Years	After Five Years	Total
	(dollars in thousands)
Real estate – mortgage	$10,357	$39,933	$108,141	$158,431
Real estate – construction and land development	6,811	7,237	3,015	17,063
Commercial	9,744	16,005	4,486	30,235
Consumer	5,644	12,044	31,580	49,268
Agriculture	13,758	10,018	15,092	38,868

Total	$46,314	$85,237	$162,314	$293,865

Loans maturing after one year with:
Fixed interest rates		$26,275	$42,419	$68,694
Variable interest rates		58,962	119,899	178,861

Total		$85,237	$162,318	$247,555

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

The Company has implemented MARC to develop an action plan to significantly reduce nonperforming loans. It consists of members of executive management and credit administration management, and the activities are governed by a formal written charter. The MARC meets at least monthly and reports to the Board of Directors.

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

The Company’s methodology for assessing the adequacy of the allowance for loan losses consists of several key elements, which include but are not limited to:

•	specific allocation determined in accordance with ASC Topic 310 – Receivables, based on probable losses on specific loans.

•

general reserves determined in accordance with guidance in ASC Topic 450 – Contingencies, based on historical loan loss experience adjusted for other qualitative risk factors both internal and external to the Company.

Specific allocations are established based on management’s periodic evaluation of loss exposure inherent in classified, impaired, and other loans in which management believes that the collection of principal and interest under the original contractual terms of the loan agreement are in question. For purposes of this analysis, loans are grouped by internal risk classifications which are “watch”, “substandard”, “doubtful”, and “loss”. Watch loans are currently performing but are potentially weak, as the borrower has begun to exhibit deteriorating trends, which if not corrected, could jeopardize repayment of the loan and result in further downgrade. Substandard loans have well-defined weaknesses which, if not corrected, could jeopardize the full satisfaction of the debt. A loan classified as “doubtful” has critical weaknesses that make full collection of the obligation improbable. Classified loans, as defined by the Company, include loans categorized as substandard and doubtful. Loans classified as loss are immediately charged off.

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

If weaknesses (or improvements) are noted, a change in risk rating, if warranted by credit administration, will be made. Loans classified Watch or below in an amount of $100,000 or more will be individually evaluated for impairment in accordance with the Bank’s policy for determining and measuring impairment.

Formula allocations are calculated by applying loss factors to outstanding loans with similar characteristics. Loss factors are based on the Company’s historical loss experience as adjusted for changes in the business cycle and may be adjusted for significant factors that, in management’s judgment, affect the collectibility of the portfolio as of the evaluation date. Effective for the third quarter of 2010, the Company modified its method of estimating the allowance for loan losses for loans collectively evaluated for impairment. This modification incorporated historical loss experience based on a rolling eight quarters ending with the most recently completed calendar quarter to identified pools of loans. This modification did not have a material affect on the Company’s allowance for loans losses or provision for loan losses. No modifications to the allowance for loan losses methodology were made in 2011.

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

	September 30,	September 30,	September 30,	September 30,	September 30,
	For the Year Ended December 31,
	2011	2010	2009	2008	2007
	(dollars in thousands)
Balance at beginning of period	$7,324	$9,568	$7,224	$4,211	$3,917

Charge-offs:
Commercial and agricultural	539	1,219	663	477	83
Real estate mortgage	483	3,105	1,145	95	—
Real estate construction	2,603	3,617	10,133	522	46
Consumer	622	408	559	689	657

Total charge-offs	4,247	8,349	12,500	1,783	786

Recoveries:
Commercial and agricultural	199	26	18	11	53
Real estate mortgage	18	396	8	14	—
Real estate construction	5	65	90	—	—
Consumer	109	118	228	171	227

Total recoveries	331	605	344	196	280

Net charge-offs	3,916	7,744	12,156	1,587	506
Provision for loan losses	3,500	5,500	14,500	4,600	800

Balance at end of period	$6,908	$7,324	$9,568	$7,224	$4,211

Net charge-offs during the period to average loans	1.29%	2.39%	3.43%	0.45%	0.14%
Allowance for loan losses to total loans	2.35%	2.33%	2.88%	1.97%	1.19%

During the year ended December 31, 2011 we recorded a provision for loan losses of $3.5 million down $2.0 million from the $5.5 million provision recorded during the year ended December 31, 2010. Net charge-offs totaled $3.9 million during the year ended December 31, 2011 and $7.7 million during 2010. Net charge-offs as a percentage of average loans decreased from 2.39% during 2010 to 1.29% during the year ended December 31, 2011.

The following table provides a breakdown of the allowance for loan losses:

	September 30,	September 30,	September 30,	September 30,
	Balance at End of Period	Percent of Loans in Each Category to Total Loans	Balance at End of Period	Percent of Loans in Each Category to Total Loans
	2011	2011	2010	2010
Commercial and agricultural	1,355	23.5%	944	22.9%
Real estate mortgage	2,623	53.9%	2,451	51.7%
Real estate construction	2,006	5.8%	3,011	9.9%
Consumer (includes equity LOC)	924	16.8%	918	15.5%

Total	6,908	100.0%	7,324	100.0%

The allowance for loan losses totaled $6.9 million at December 31, 2011 and $7.3 million at December 31, 2010. Specific reserves related to impaired loans increased from $1.9 million at December 31, 2010 to $2.1 million at December 31, 2011. At least quarterly the Company evaluates each specific reserve and if it determines that the loss represented by the specific reserve is uncollectable it reverses the specific reserve and takes a partial charge-off in its place. General reserves decreased by $579 thousand to $4.8 million at December 31, 2011. The allowance for loan losses as a percentage of total loans increased slightly from 2.33% at December 31, 2010 to 2.35% at December 31, 2011. The percentage of general reserves to unimpaired loans decreased from 1.90% at December 31, 2010 to 1.80% at December 31, 2011 primarily related to a decrease in charge-offs during the eight quarters ending December 31, 2011 as compared to the eight quarters ended December 31, 2010 which resulted in a lower loss rate applied to unimpaired loans.

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

Loans restructured and in compliance with modified terms totaled $8.4 million, $2.0 million and $3.4 million at December 31, 2011, 2010 and 2009, respectively. There were no troubled debt restructurings at December 31, 2008, or 2007. For additional information related to restructured loans see Note 6 of the Company’s Consolidated Financial Statements in Item 8 – Financial Statements and Supplementary Data of this Annual Report on Form 10K.

The following table sets forth the amount of the Company’s nonperforming assets as of the dates indicated.

	September 30,	September 30,	September 30,	September 30,	September 30,
	At December 31,
	2011	2010	2009	2008	2007
	(dollars in thousands)
Nonaccrual loans	$16,757	$25,313	$14,263	$26,444	$2,618
Loans past due 90 days or more and still accruing	72	45	28	297	14

Total nonperforming loans	16,829	25,358	14,291	26,741	2,632
Other real estate owned	8,623	8,867	11,204	4,148	402
Other vehicles owned	57	17	65	129	135

Total nonperforming assets	$25,509	$34,242	$25,560	$31,018	$3,169

Interest income forgone on nonaccrual loans	$510	$1,021	$568	$576	$161
Interest income recorded on a cash basis on nonaccrual loans	$285	$608	$369	$74	$118
Nonperforming loans to total loans	5.73%	8.07%	4.30%	7.31%	0.75%
Nonperforming assets to total assets	5.60%	7.07%	4.84%	6.78%	0.70%

Nonperforming loans at December 31, 2011 were $16.8 million, a decrease of $8.5 million from the $25.3 million balance at December 31, 2010. The decline of $8.5 million includes $5.7 million in loans transferred to OREO, a $4.4 million loan that was returned to performing status and charge-offs and principal repayments on nonperforming loans partially offset by $9.1 million in additional loans placed on nonperforming status during the period. Specific reserves on nonaccrual loans totaled $1.3 million at December 31, 2011 and $1.8 million at December 31, 2010, respectively. Performing loans past due thirty to eighty-nine days increased from $2.9 million at December 31, 2010 to $5.1 million at December 31, 2011.

A substandard loan is not adequately protected by the current sound worth and paying capacity of the borrower or the value of the collateral pledged, if any. Total substandard loans decreased by $9.4 million from $38.6 million at December 31, 2010 to $29.2 million at December 31, 2011. Loans classified as watch decreased as well from $14.2 million at December 31, 2010 to $10.7 million at December 31, 2011. At December 31, 2011, $13.9 million of performing loans were classified as substandard. Further deterioration in the credit quality of individual performing substandard loans or other adverse circumstances could result in the need to place these loans on nonperforming status.

At December 31, 2011 and December 31, 2010, the Company’s recorded investment in impaired loans totaled $24.4 million and $28.8 million, respectively. The specific allowance for loan losses related to impaired loans totaled $2.1 million and $1.9 million at December 31, 2011 and December 31, 2010, respectively. Additionally, $940 thousand has been charged off against the impaired loans at December 31, 2011 and $2.8 million at December 31 2010.

It is the policy of management to make additions to the allowance for loan losses so that it remains appropriate to absorb the inherent risk of loss in the portfolio. Management believes that the allowance at December 31, 2011 is appropriate. However, the determination of the amount of the allowance is judgmental and subject to economic conditions which cannot be predicted with certainty. Accordingly, the Company cannot predict whether charge-offs of loans in excess of the allowance may occur in future periods.

OREO represents real property taken by the Bank either through foreclosure or through a deed in lieu thereof from the borrower. Repossessed assets include vehicles and other commercial assets acquired under agreements with delinquent borrowers. Repossessed assets and OREO are carried at fair market value, less selling costs. OREO holdings represented forty-four properties totaling $8.6 million at December 31, 2011 and thirty-one properties totaling $8.9 million at December 31, 2010. During June, 2011 the Bank sold its largest OREO holding which represented $4.3 million, or 48% of the total balance in OREO at January 1, 2011. The Bank incurred a $617 thousand loss on sale; however, management believes the loss was prudent given the significant affect this transaction had in decreasing nonperforming assets. Nonperforming assets as a percentage of total assets were 5.60% at December 31, 2011 and 7.07% at December 31, 2010.

The following table provides a summary of the change in the OREO balance for the years ended December 31, 2011 and 2010:

	September 30,	September 30,
	Year Ended December 31,
	2011	2010
	(in thousands)
Beginning Balance	$8,867	$11,204
Additions	5,825	1,438
Dispositions	(5,490)	(3,419)
Write-downs	(579)	(356)

Ending Balance	$8,623	$8,867

Investment Portfolio and Federal Funds Sold. Total investment securities decreased by $5.1 million from $63.0 million at December 31, 2010 to $57.9 million as of December 31, 2011. While investment securities decreased from December 31, 2010 levels, we anticipate adding to investment securities during the next three months. The investment portfolio at December 31, 2011 was invested entirely in U.S. Government-sponsored agencies, at December 31, 2010 the investment portfolio consisted of 2% U.S. Treasuries and 98% U.S. Government-sponsored agencies. There were no Federal funds sold at December 31, 2011 or 2010; however, the Bank maintained interest earning balances at the Federal Reserve Bank (FRB) totaling $47.8 million at December 31, 2011 and $52.3 million at December 31, 2010, respectively. These balances currently earn 25 basis points.

The Company classifies its investment securities as available-for-sale or held-to-maturity. Currently all securities are classified as available-for-sale. Securities classified as available-for-sale may be sold to implement the Company’s asset/liability management strategies and in response to changes in interest rates, prepayment rates and similar factors.

The following tables summarize the values of the Company’s investment securities held on the dates indicated:

	September 30,	September 30,	September 30,
	December 31,
Available-for-sale (fair value)	2011	2010	2009
	(dollars in thousands)
U.S. Treasuries	$—	$1,032	$1,052
U.S. Government-sponsored agencies	32,777	40,430	55,889
U.S. Government-sponsored agency residential mortgage-backed securities	25,140	21,273	19,287
Municipal obligations	—	282	11,722

Total	$57,917	$63,017	$87,950

At December 31, 2009 the Company transferred all of its municipal securities from held-to-maturity to available-for-sale as it was determined that management no longer had the intent to hold these investments to maturity.

The following table summarizes the maturities of the Company’s securities at their carrying value and their weighted average tax equivalent yields at December 31, 2011.

	0000	0000	0000	0000	0000	0000	0000	0000
(dollars in thousands)	After One Through Five Years		After Five Through Ten Years		After Ten Years		Total
Available-for-sale (Fair Value)	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
U.S. Government-sponsored agencies	$32,777	1.08%	—	—%	—	—%	$32,777	1.08%
U.S. Government-sponsored agency residential mortgage-backed securities	554	3.84%	$6,395	1.74%	$18,191	2.59%	25,140	2.40%

Total	$33,331	1.12%	$6,395	1.74%	$18,191	2.59%	$57,917	1.65%

Deposits. Total deposits were $391.1 million as of December 31, 2011, a decrease of $33.8 million, or 8%, from the December 31, 2010 balance of $424.9 million. The decline in deposits was mostly related to maturities from a higher rate promotional time deposit product we began offering in June, 2009 and continued to offer until April 30, 2010. Core deposit growth was strong with increases in non-interest bearing deposits of $14.1 million and an increase in savings accounts of $10.8 million.

The Company continues to manage the mix of its deposits consistent with its identity as a community bank serving the financial needs of its customers. The deposit mix changed slightly from December 31, 2010 as time deposits deceased and we had an increase in non-interest bearing demand deposits and savings accounts. Non-interest bearing demand deposits were 32% of total deposits at December 31, 2011 and 26% of total deposits at December 31, 2010. Interest bearing transaction accounts were 21% of total deposits at December 31, 2011 and 24% of total deposits at December 31, 2010. Money market and savings deposits totaled 26% of total deposits at December 31, 2011 and 22% at December 31, 2010. Time deposits were 21% of total deposits at December 31, 2011 and 28% of total deposits at December 31, 2010.

Deposits represent the Bank’s primary source of funds. Deposits are primarily core deposits in that they are demand, savings and time deposits generated from local businesses and individuals. These sources are considered to be relatively stable, long-term relationships thereby enhancing steady growth of the deposit base without major fluctuations in overall deposit balances. The Company experiences, to a small degree, some seasonality with the slower growth period between November through April, and the higher growth period from May through October. In order to assist in meeting any funding demands, the Company maintains a secured borrowing arrangement with the Federal Home Loan Bank of San Francisco. Included in time deposits at December 31, 2010 were $2.0 million in CDARS reciprocal time deposits which, under regulatory guidelines, are classified as brokered deposits. There were no brokered deposits at December 31, 2011.

The Company’s time deposits of $100,000 or more had the following schedule of maturities at December 31, 2011:

September 30,
(dollars in thousands)	Amount
Remaining Maturity:
Three months or less	$7,566
Over three months to six months	5,519
Over six months to 12 months	11,093
Over 12 months	7,446

Total	$31,624

Time deposits of $100,000 or more are generally from the Company’s local business and individual customer base. The potential impact on the Company’s liquidity from the withdrawal of these deposits is discussed at the Company’s asset and liability management committee meetings, and is considered to be minimal.

Short-term Borrowing Arrangements.

The Company is a member of the FHLB and can borrow up to $86,388,000 from the FHLB secured by commercial and residential mortgage loans with carrying values totaling $178,987,000. The Company is required to hold FHLB stock as a condition of membership. At December 31, 2011, the Company held $2,043,000 of FHLB stock which is recorded as a component of other assets. At this level of stock holdings the Company can borrow up to $43,466,000. There were no borrowings outstanding as of December 31, 2011. To borrow the $86,388,000 in available credit the Company would need to purchase $2,017,000 in additional FHLB stock.

Repurchase Agreements.

Recently Plumas Bank introduced a new product for its larger business customers which use repurchase agreements as an alternative to interest-bearing deposits. The balance in this product at December 31, 2011 was $8.3 million. Interest paid on this product is similar to that which can be earned on the Bank’s premium money market account; however, these are not deposits and are not FDIC insured.

Capital Resources

Shareholders’ equity as of December 31, 2011 totaled $39.6 million up from $38.0 million as of December 31, 2010.

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

It is the policy of the Company to periodically distribute excess retained earnings to the shareholders through the payment of cash dividends. Such dividends help promote shareholder value and capital adequacy by enhancing the marketability of the Company’s stock. All authority to provide a return to the shareholders in the form of a cash or stock dividend or split rests with the Board of Directors (the “Board). The Board will periodically, but on no regular schedule, review the appropriateness of a cash dividend payment. Banking regulations limit the amount of dividends that may be paid without prior approval of regulatory agencies. No common cash dividends were paid in 2009, 2010 or 2011 and none are anticipated to be paid in 2012.

The Company is subject to various restrictions on the payment of dividends.

At the request of the FRB, Plumas Bancorp deferred its regularly scheduled quarterly interest payments on its outstanding junior subordinated debentures relating to its two trust preferred securities and suspended quarterly cash dividend payments on its Series A Preferred Stock. Therefore, Plumas Bancorp is currently in arrears with the dividend payments on the Series A Preferred Stock and interest payments on the junior subordinated debentures as permitted by the related documentation. As of December 31, 2011 the amount of the arrearage on the dividend payments of the Series A Preferred Stock is $1,046 thousand representing seven quarterly payments and the amount of the arrearage on the payments on the subordinated debt associated with the trust preferred securities is $569 thousand also representing seven quarterly payments.

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

The following tables present the capital ratios for the Company and the Bank compared to the standards for bank holding companies and the regulatory minimum requirements for depository institutions as of December 31, 2011 and 2010 (amounts in thousands except percentage amounts).

	September 30,	September 30,	September 30,	September 30,
	December 31, 2011		December 31, 2010
	Amount	Ratio	Amount	Ratio
Tier 1 Leverage Ratio
Plumas Bancorp and Subsidiary	$45,024	9.8%	$42,994	8.9%
Minimum regulatory requirement	18,313	4.0%	19,361	4.0%
Plumas Bank	45,073	9.8%	43,262	8.9%
Minimum requirement for “Well-Capitalized” institution under the prompt corrective action regulation	22,882	5.0%	24,190	5.0%
Minimum regulatory requirement	18,305	4.0%	19,352	4.0%

Tier 1 Risk-Based Capital Ratio
Plumas Bancorp and Subsidiary	45,024	13.7%	42,994	12.7%
Minimum regulatory requirement	13,149	4.0%	13,570	4.0%
Plumas Bank	45,073	13.7%	43,262	12.8%
Minimum requirement for “Well-Capitalized” institution under the prompt corrective action regulation	19,710	6.0%	20,342	6.0%
Minimum regulatory requirement	13,140	4.0%	13,561	4.0%

Total Risk-Based Capital Ratio
Plumas Bancorp and Subsidiary	49,169	15.0%	47,274	13.9%
Minimum regulatory requirement	26,298	8.0%	27,140	8.0%
Plumas Bank	49,215	15.0%	47,539	14.0%
Minimum requirement for “Well-Capitalized” institution under the prompt corrective action regulation	32,850	10.0%	33,903	10.0%
Minimum regulatory requirement	26,280	8.0%	27,123	8.0%

Management believes that the Company and the Bank currently meet their entire capital adequacy requirements including a minimum 9% Tier 1 Leverage Ratio required under the Bank’s informal agreement with the FDIC and DFI.

The current and projected capital positions of the Company and the Bank and the impact of capital plans and long-term strategies are reviewed regularly by management. The Company policy is to maintain the Bank’s ratios above the prescribed well-capitalized leverage, Tier 1 risk-based and total risk-based capital ratios of 5%, 6% and 10%, respectively, at all times.

Off-Balance Sheet Arrangements

Loan Commitments. In the normal course of business, there are various commitments outstanding to extend credits that are not reflected in the financial statements. Commitments to extend credit and letters of credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Annual review of commercial credit lines, letters of credit and ongoing monitoring of outstanding balances reduces the risk of loss associated with these commitments. As of December 31, 2011, the Company had $79.2 million in unfunded loan commitments and $50 thousand in letters of credit. This compares to $71.6 million in unfunded loan commitments and $164 thousand in letters of credit at December 31, 2010. Of the $79.2 million in unfunded loan commitments, $35.1 million and $44.1 million represented commitments to commercial and consumer customers, respectively. Of the total unfunded commitments at December 31, 2011, $36.1 million were secured by real estate, of which $8.8 million was secured by commercial real estate and $27.3 million was secured by residential real estate in the form of equity lines of credit. The commercial loan commitments not secured by real estate primarily represent business lines of credit, while the consumer loan commitments not secured by real estate primarily represent revolving credit card lines. Since some of the commitments are expected to expire without being drawn upon the total commitment amounts do not necessarily represent future cash requirements.

Operating Leases. The Company leases one depository branch, one lending office and one loan administration office and two non branch automated teller machine locations. Total rental expenses under all operating leases, including premises, totaled $150,000 and $20,000, during the years ended December 31, 2011 and 2010, respectively. The expiration dates of the leases vary, with the first such lease expiring during 2012 and the last such lease expiring during 2015.

The reduced level of rental expense during 2010 resulted from the purchase of our Redding branch building on March 31, 2010. Previously we had leased this building. Under the terms of the lease agreement we were provided free rent for a period of time; however, in accordance with applicable accounting standards we recognized monthly rent expense equal to the total payments required under the lease dividend by the term of the lease in months. At the time of the purchase we reversed this accrual recognizing a $184 thousand reduction in rental expense.

Liquidity

The Company manages its liquidity to provide the ability to generate funds to support asset growth, meet deposit withdrawals (both anticipated and unanticipated), fund customers’ borrowing needs, satisfy maturity of short-term borrowings and maintain reserve requirements. The Company’s liquidity needs are managed using assets or liabilities, or both. On the asset side, in addition to cash and due from banks, the Company maintains an investment portfolio which includes unpledged U.S. Government-sponsored agency securities that are classified as available-for-sale. On the liability side, liquidity needs are managed by charging competitive offering rates on deposit products and the use of established lines of credit.

The Company is a member of the FHLB and can borrow up to $86,388,000 from the FHLB secured by commercial and residential mortgage loans with carrying values totaling $178,987,000. The Company is required to hold FHLB stock as a condition of membership. At December 31, 2011, the Company held $2,043,000 of FHLB stock which is recorded as a component of other assets. At this level of stock holdings the Company can borrow up to $43,466,000. There were no borrowings outstanding as of December 31, 2011. To borrow the $86,388,000 in available credit the Company would need to purchase $2,017,000 in additional FHLB stock.

Customer deposits are the Company’s primary source of funds. Total deposits were $391.1 million as of December 31, 2011, a decrease of $33.8 million, or 8%, from the December 31, 2010 balance of $424.9 million. Deposits are held in various forms with varying maturities. The Company’s securities portfolio, Federal funds sold, Federal Home Loan Bank advances, and cash and due from banks serve as the primary sources of liquidity, providing adequate funding for loans during periods of high loan demand. During periods of decreased lending, funds obtained from the maturing or sale of investments, loan payments, and new deposits are invested in short-term earning assets, such as cash held at the FRB, Federal funds sold and investment securities, to serve as a source of funding for future loan growth. Management believes that the Company’s available sources of funds, including borrowings, will provide adequate liquidity for its operations in the foreseeable future.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a smaller reporting company we are not required to provide the information required by this item.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The following consolidated financial statements of Plumas Bancorp and subsidiary, and report of the independent registered public accounting firm are included in the Annual Report of Plumas Bancorp to its shareholders for the years ended December 31, 2011, 2010 and 2009.

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

Management, including the undersigned Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of our internal control over financial reporting presented in conformity with accounting principles generally accepted in the United States of America as of December 31, 2011. In conducting its assessment, management used the criteria established by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control — Integrated Framework. Based on this assessment, management concluded that, as of December 31, 2011, our internal control over financial reporting was effective based on those criteria.

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
Senior Vice President and Chief Financial Officer

Dated March 23, 2012

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by Item 10 can be found in Plumas Bancorp’s Definitive Proxy Statement pursuant to Regulation 14A under the Securities Exchange Act of 1934, and is by this reference incorporated herein.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by Item 11 can be found in Plumas Bancorp’s Definitive Proxy Statement pursuant to Regulation 14A under the Securities Exchange Act of 1934, and is by this reference incorporated herein.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by Item 12 can be found in Plumas Bancorp’s Definitive Proxy Statement pursuant to Regulation 14A under the Securities Exchange Act of 1934, and is by this reference incorporated herein.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by Item 13 can be found in Plumas Bancorp’s Definitive Proxy Statement pursuant to Regulation 14A under the Securities Exchange Act of 1934, and is by this reference incorporated herein.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by Item 14 can be found in Plumas Bancorp’s Definitive Proxy Statement pursuant to Regulation 14A under the Securities Exchange Act of 1934, and is by this reference incorporated herein.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	Exhibits

The following documents are included or incorporated by reference in this Annual Report on Form 10K.

3.1	Articles of Incorporation as amended of Registrant included as exhibit 3.1 to the Registrant’s Form S-4, File No. 333-84534, which is incorporated by reference herein.

3.2	Bylaws of Registrant as amended on March 16, 2011 included as exhibit 3.2 to the Registrant’s Form 10-K for December 31, 2010, which is incorporated by this reference herein.

3.3	Amendment of the Articles of Incorporation of Registrant dated November 1, 2002, is included as exhibit 3.3 to the Registrant’s 10-Q for September 30, 2005, which is incorporated by this reference herein.

3.4	Amendment of the Articles of Incorporation of Registrant dated August 17, 2005, is included as exhibit 3.4 to the Registrant’s 10-Q for September 30, 2005, which is incorporated by this reference herein.

4	Specimen form of certificate for Plumas Bancorp included as exhibit 4 to the Registrant’s Form S-4, File No. 333-84534, which is incorporated by reference herein.

4.1	Certificate of Determination of Fixed Rate Cumulative Perpetual Preferred Stock, Series A, is included as exhibit 4.1 to Registrant’s 8-K filed on January 30, 2009, which is incorporated by this reference herein.

10.1	Executive Salary Continuation Agreement of Andrew J. Ryback dated December 17, 2008, is included as exhibit 10.1 to the Registrant’s 10-K for December 31, 2008, which is incorporated by this reference herein.

10.2	Split Dollar Agreement of Andrew J. Ryback dated August 23, 2005, is included as Exhibit 10.2 to the Registrant’s 8-K filed on October 17, 2005, which is incorporated by this reference herein.

10.8	Director Retirement Agreement of John Flournoy dated March 21, 2007, is included as Exhibit 10.8 to Registrant’s 10-Q for March 31, 2007, which is incorporated by this reference herein.

10.18	Amended and Restated Director Retirement Agreement of Daniel E. West dated May 10, 2000, is included as Exhibit 10.18 to the Registrant’s 10-QSB for June 30, 2002, which is incorporated by this reference herein.

10.19	Consulting Agreement of Daniel E. West dated May 10, 2000, is included as Exhibit 10.19 to the Registrant’s 10-QSB for June 30, 2002, which is incorporated by this reference herein.

10.21	Amended and Restated Director Retirement Agreement of Alvin G. Blickenstaff dated April 19, 2000, is included as Exhibit 10.21 to the Registrant’s 10-QSB for June 30, 2002, which is incorporated by this reference herein.

10.22	Consulting Agreement of Alvin G. Blickenstaff dated May 8, 2000, is included as Exhibit 10.22 to the Registrant’s 10-QSB for June 30, 2002, which is incorporated by this reference herein.

10.24	Amended and Restated Director Retirement Agreement of Gerald W. Fletcher dated May 10, 2000, is included as Exhibit 10.24 to the Registrant’s 10-QSB for June 30, 2002, which is incorporated by this reference herein.

10.25	Consulting Agreement of Gerald W. Fletcher dated May 10, 2000, is included as Exhibit 10.25 to the Registrant’s 10-QSB for June 30, 2002, which is incorporated by this reference herein.

10.27	Amended and Restated Director Retirement Agreement of Arthur C. Grohs dated May 9, 2000, is included as Exhibit 10.27 to the Registrant’s 10-QSB for June 30, 2002, which is incorporated by this reference herein.

10.28	Consulting Agreement of Arthur C. Grohs dated May 9, 2000, is included as Exhibit 10.28 to the Registrant’s 10-QSB for June 30, 2002, which is incorporated by this reference herein.

10.33	Amended and Restated Director Retirement Agreement of Terrance J. Reeson dated April 19, 2000, is included as Exhibit 10.33 to the Registrant’s 10-QSB for June 30, 2002, which is incorporated by this reference herein.

10.34	Consulting Agreement of Terrance J. Reeson dated May 10, 2000, is included as Exhibit 10.34 to the Registrant’s 10-QSB for June 30, 2002, which is incorporated by this reference herein.

10.35	Letter Agreement, dated January 30, 2009 by and between Plumas Bancorp, Inc. and the United States Department of the Treasury and Securities Purchase Agreement — Standard Terms attached thereto, is included as exhibit 10.1 to Registrant’s 8-K filed on January 30, 2009, which is incorporated by this reference herein.

10.36	Form of Senior Executive Officer letter agreement, is included as exhibit 10.2 to Registrant’s 8-K filed on January 30, 2009, which is incorporated by this reference herein.

10.37	Deferred Fee Agreement of Alvin Blickenstaff is included as Exhibit 10.37 to the Registrant’s 10-Q for March 31, 2009, which is incorporated by this reference herein.

10.40	2001 Stock Option Plan as amended is included as exhibit 99.1 of the Form S-8 filed July 23, 2002, File No. 333-96957, which is incorporated by this reference herein.

10.41	Form of Indemnification Agreement (Plumas Bancorp) is included as Exhibit 10.41 to the Registrant’s 10-Q for March 31, 2009, which is incorporated by this reference herein.

10.42	Form of Indemnification Agreement (Plumas Bank) is included as Exhibit 10.42 to the Registrant’s 10-Q for March 31, 2009, which is incorporated by this reference herein.

10.43	Plumas Bank 401(k) Profit Sharing Plan as amended is included as exhibit 99.1 of the Form S-8 filed February 14, 2003, File No. 333-103229, which is incorporated by this reference herein.

10.46	1991 Stock Option Plan as amended is included as Exhibit 10.46 to the Registrant’s 10-Q for September 30, 2004, which is incorporated by this reference herein.

10.47	Specimen form of Incentive Stock Option Agreement under the 1991 Stock Option Plan is included as Exhibit 10.47 to the Registrant’s 10-Q for September 30, 2004, which is incorporated by this reference herein.

10.48	Specimen form of Non-Qualified Stock Option Agreement under the 1991 Stock Option Plan is included as Exhibit 10.48 to the Registrant’s 10-Q for September 30, 2004, which is incorporated by this reference herein.

10.49	Amended and Restated Plumas Bancorp Stock Option Plan is included as Exhibit 10.49 to the Registrant’s 10-Q for September 30, 2006, which is incorporated by this reference herein.

10.50	Executive Salary Continuation Agreement of Rose Dembosz, is included as exhibit 10.50 to the Registrant’s 10-K for December 31, 2008, which is incorporated by this reference herein.

10.51	First Amendment to Split Dollar Agreement of Andrew J. Ryback, is included as exhibit 10.51 to the Registrant’s 10-K for December 31, 2008, which is incorporated by this reference herein.

10.64	First Amendment to the Plumas Bank Amended and Restated Director Retirement Agreement for Alvin Blickenstaff adopted on September 19, 2007, is included as Exhibit 10.64 to the Registrant’s 8-K filed on September 25, 2007, which is incorporated by this reference herein.

10.65	First Amendment to the Plumas Bank Amended and Restated Director Retirement Agreement for Arthur C. Grohs adopted on September 19, 2007, is included as Exhibit 10.65 to the Registrant’s 8-K filed on September 25, 2007, which is incorporated by this reference herein.

10.66	Director Retirement Agreement of Robert McClintock

10.67	First Amendment to the Plumas Bank Amended and Restated Director Retirement Agreement for Terrance J. Reeson adopted on September 19, 2007, is included as Exhibit 10.67 to the Registrant’s 8-K filed on September 25, 2007, which is incorporated by this reference herein.

10.69	First Amendment to the Plumas Bank Amended and Restated Director Retirement Agreement for Daniel E. West adopted on September 19, 2007, is included as Exhibit 10.69 to the Registrant’s 8-K filed on September 25, 2007, which is incorporated by this reference herein.

10.70	First Amendment to the Plumas Bank Amended and Restated Director Retirement Agreement for Gerald W. Fletcher adopted on October 9, 2007, is included as Exhibit 10.70 to the Registrant’s 10-Q for September 30, 2007, which is incorporated by this reference herein.

10.71	Consent Order issued by the FDIC and CDFI to Plumas Bank on March 18, 2011, is included as Exhibit 10.1 of the Registrant’s 8-K filed on March 21, 2011, which is incorporated by this reference herein.

10.72	Stipulation and Consent to the Issuance of Consent Order among Plumas Bank and the FDIC entered into on March 16, 2011, is included as Exhibit 10.2 of the Registrant’s 8-K filed on March 21, 2011, which is incorporated by this reference herein.

10.73	Written Agreement with Federal Reserve Bank of San Francisco effective July 28, 2011, is included as Exhibit 10.1 of the Registrant’s 8-K filed on July 29, 2011, which is incorporated by this reference herein.

11	Computation of per share earnings appears in the attached 10-K under Item 8 Financial Statements Plumas Bancorp and Subsidiary Notes to Consolidated Financial Statements as Footnote 13 – Shareholders’ Equity.

21.01	Plumas Bank – California.

21.02	Plumas Statutory Trust I – Connecticut.

21.03	Plumas Statutory Trust II – Connecticut.

23.01	Independent Registered Public Accountant’s Consent for audit of year ended December 31, 2011 dated March 23, 2012

23.02	Independent Registered Public Accountant’s Consent for audit of years ended December 31, 2010 and December 31, 2009 dated March 23, 2012

31.1	Rule 13a-14(a) [Section 302] Certification of Principal Financial Officer dated March 23, 2012

31.2	Rule 13a-14(a) [Section 302] Certification of Principal Executive Officer dated March 23, 2012

32.1	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 dated March 23, 2012.

32.2	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 dated March 23, 2012.

99.1	Certification of Chief Executive Officer pursuant to Section 111(b)(4) of the Emergency Economic Stabilization Act of 2008 dated March 23, 2012.

99.2	Certification of Chief Financial Officer pursuant to Section 111(b)(4) of the Emergency Economic Stabilization Act of 2008 dated March 23, 2012.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PLUMAS BANCORP

(Registrant)

Date: March 23, 2012

/s/ ANDREW J. RYBACK
Andrew J. Ryback
President and Chief Executive Officer

/s/ RICHARD L. BELSTOCK
Richard L. Belstock
Senior Vice President and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

/s/ DANIEL E. WEST	Dated: March 23, 2012
Daniel E. West, Director and Chairman of the Board

/s/ TERRANCE J. REESON	Dated: March 23, 2012
Terrance J. Reeson, Director and Vice Chairman of the Board

/s/ ALVIN G. BLICKENSTAFF	Dated: March 23, 2012
Alvin G. Blickenstaff, Director

/s/ W. E. ELLIOTT	Dated: March 23, 2012
William E. Elliott, Director

/s/ GERALD W. FLETCHER	Dated: March 23, 2012
Gerald W. Fletcher, Director

/s/ JOHN FLOURNOY	Dated: March 23, 2012
John Flournoy, Director

/s/ ARTHUR C. GROHS	Dated: March 23, 2012
Arthur C. Grohs, Director

/s/ ROBERT J. MCCLINTOCK	Dated: March 23, 2012
Robert J. McClintock, Director

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders

Plumas Bancorp and Subsidiary

Quincy, California

We have audited the accompanying consolidated balance sheet of Plumas Bancorp and subsidiary (the “Company”) as of December 31, 2011, and the related consolidated statements of operations, changes in shareholders’ equity and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2011, and the results of their operations and their cash flows for the year then ended in conformity with U.S. generally accepted accounting principles.

/s/ Crowe Horwath LLP

Sacramento, California

March 23, 2012

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders

Plumas Bancorp and Subsidiary

Quincy, California

We have audited the accompanying consolidated balance sheet of Plumas Bancorp and subsidiary (the “Company”) as of December 31, 2010 and the related consolidated statements of operations, changes in shareholders’ equity and cash flows for each of the years in the two year period ended December 31, 2010. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Plumas Bancorp and subsidiary as of December 31, 2010, and the results of their operations and their cash flows for each of the years in the two year period ended December 31, 2010, in conformity with accounting principles generally accepted in the United States of America.

/s/ Perry-Smith LLP

Sacramento, California

March 23, 2011

PLUMAS BANCORP AND SUBSIDIARY

CONSOLIDATED BALANCE SHEET

December 31, 2011 and 2010

	September 30,	September 30,
	2011	2010
ASSETS
Cash and cash equivalents	$63,076,000	$64,628,000
Investment securities	57,917,000	63,017,000
Loans, less allowance for loan losses of $6,908,000 in 2011 and $7,324,000 in 2010	287,432,000	307,151,000
Premises and equipment, net	13,457,000	14,431,000
Bank owned life insurance	10,815,000	10,463,000
Other real estate and vehicles acquired through foreclosure	8,680,000	8,884,000
Accrued interest receivable and other assets	13,972,000	15,906,000

Total assets	$455,349,000	$484,480,000

LIABILITIES AND SHAREHOLDERS’ EQUITY

Deposits:
Non-interest bearing	$125,931,000	$111,802,000
Interest bearing	265,209,000	313,085,000

Total deposits	391,140,000	424,887,000

Repurchase agreements	8,279,000
Accrued interest payable and other liabilities	5,986,000	11,295,000
Junior subordinated deferrable interest debentures	10,310,000	10,310,000

Total liabilities	415,715,000	446,492,000

Commitments and contingencies (Note 12)

Shareholders’ equity:
Serial preferred stock—no par value; 10,000,000 shares authorized; 11,949 issued and outstanding at December 31, 2011 and 2010; aggregate liquidation value of $13,069,000 at December 31, 2011	11,769,000	11,682,000
Common stock—no par value; 22,500,000 shares authorized; issued and outstanding—4,776,339 shares at December 31, 2011 and 2010	5,998,000	6,027,000
Retained earnings	21,709,000	20,331,000
Accumulated other comprehensive income (loss)	158,000	(52,000)

Total shareholders’ equity	39,634,000	37,988,000

Total liabilities and shareholders’ equity	$455,349,000	$484,480,000

The accompanying notes are an integral

part of these consolidated financial statements.

PLUMAS BANCORP AND SUBSIDIARY

CONSOLIDATED STATEMENT OF OPERATIONS

For the Years Ended December 31, 2011, 2010 and 2009

	September 30,	September 30,	September 30,
	2011	2010	2009

Interest income:
Interest and fees on loans	$17,400,000	$18,860,000	$20,658,000
Interest on investment securities:
Taxable	1,138,000	1,649,000	1,708,000
Exempt from Federal income taxes	6,000	123,000	455,000
Other	124,000	48,000	15,000

Total interest income	18,668,000	20,680,000	22,836,000

Interest expense:
Interest on deposits	1,469,000	2,696,000	3,169,000
Interest on borrowings	—	135,000	80,000
Interest on junior subordinated deferrable interest debentures	326,000	312,000	371,000
Other	53,000	4,000	35,000

Total interest expense	1,848,000	3,147,000	3,655,000

Net interest income before provision for loan losses	16,820,000	17,533,000	19,181,000

Provision for loan losses	3,500,000	5,500,000	14,500,000

Net interest income after provision for loan losses	13,320,000	12,033,000	4,681,000

Non-interest income:
Service charges	3,477,000	3,642,000	3,796,000
Gain on sale of investments	666,000	1,160,000	10,000
Gain on sale of loans	1,939,000	1,055,000	593,000
Earnings on bank owned life insurance policies	352,000	351,000	346,000
Sale of merchant processing portfolio	—	1,435,000	—
Other	728,000	825,000	919,000

Total non-interest income	7,162,000	8,468,000	5,664,000

(Continued)

PLUMAS BANCORP AND SUBSIDIARY

CONSOLIDATED STATEMENT OF OPERATIONS

(Continued)

For the Years Ended December 31, 2011, 2010 and 2009

	September 30,	September 30,	September 30,
	2011	2010	2009

Non-interest expenses:
Salaries and employee benefits	$9,195,000	$9,732,000	$11,054,000
Occupancy and equipment	3,088,000	3,096,000	3,759,000
Provision for losses on other real estate	579,000	356,000	4,800,000
Other	6,384,000	5,957,000	6,653,000

Total non-interest expenses	19,246,000	19,141,000	26,266,000

Income (loss) before income taxes	1,236,000	1,360,000	(15,921,000)

Provision (benefit) for income taxes	295,000	389,000	(6,775,000)

Net income (loss)	941,000	971,000	(9,146,000)
Preferred stock dividends accrued and discount accretion	(684,000)	(684,000)	(628,000)

Net income (loss) available to common shareholders	$257,000	$287,000	$(9,774,000)

Basic earnings (loss) per common share	$0.05	$0.06	$(2.05)

Diluted earnings (loss) per common share	$0.05	$0.06	$(2.05)

Common dividends per share	$—	$—	$—

The accompanying notes are an integral

part of these consolidated financial statements.

PLUMAS BANCORP AND SUBSIDIARY

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

For the Years Ended December 31, 2011, 2010 and 2009

	00000	00000	00000	00000	00000	00000	00000	00000
						Accumulated
						Other
	Preferred Stock		Common Stock			Comprehensive	Total	Total
					Retained	(Loss) Income	Shareholders’	Comprehensive
	Shares	Amount	Shares	Amount	Earnings	(Net of Taxes)	Equity	Income (loss)
Balance, January 1, 2009			4,775,339	$5,302,000	$29,818,000	$317,000	$35,437,000

Comprehensive loss:
Net loss					(9,146,000)		(9,146,000)	$(9,146,000)
Other comprehensive income, net of tax:
Unrealized gains on securities transferred from held-to-maturity to available-for-sale						197,000	197,000	197,000
Net change in unrealized gains on available-for-sale investment securities						108,000	108,000	108,000

Total comprehensive loss								$(8,841,000)

Preferred stock issued	11,949	$11,516,000					11,516,000
Stock warrants issued				407,000			407,000
Preferred stock dividends & accretion		79,000			(628,000)		(549,000)
Stock options exercised and related tax benefit			1,000	5,000			5,000
Stock-based compensation expense				256,000			256,000

Balance, December 31, 2009	11,949	11,595,000	4,776,339	5,970,000	20,044,000	622,000	38,231,000

Comprehensive Income:
Net lncome					971,000		971,000	$971,000
Other comprehensive loss, net of tax:
Net change in unrealized gains on available-for-sale investment securities						(674,000)	(674,000)	(674,000)

Total comprehensive income								$297,000

Preferred stock dividends & accretion		87,000			(684,000)		(597,000)
Stock-based compensation expense				57,000			57,000

Balance, December 31, 2010	11,949	$11,682,000	4,776,339	$6,027,000	$20,331,000	$(52,000)	$37,988,000

(Continued)

PLUMAS BANCORP AND SUBSIDIARY

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

(Continued)

For the Years Ended December 31, 2011, 2010 and 2009

	0000	0000	0000	0000	0000	0000	0000	0000
						Accumulated
						Other
	Preferred Stock		Common Stock			Comprehensive	Total	Total
					Retained	(Loss) Income	Shareholders’	Comprehensive
	Shares	Amount	Shares	Amount	Earnings	(Net of Taxes)	Equity	Income (Loss)

Balance, December 31, 2010	11,949	$11,682,000	4,776,339	$6,027,000	$20,331,000	$(52,000)	$37,988,000

Comprehensive Income:
Net lncome					941,000		941,000	$941,000
Other comprehensive income, net of tax:
Net change in unrealized gains on available-for-sale investment securities						210,000	210,000	210,000

Total comprehensive income								$1,151,000

Reverse accrued dividends on preferred stock					524,000		524,000
Preferred stock accretion		87,000			(87,000)		—
Stock-based compensation expense				(29,000)			(29,000)

Balance, December 31, 2011	11,949	$11,769,000	4,776,339	$5,998,000	$21,709,000	$158,000	$39,634,000

The accompanying notes are an integral part of these consolidated financial statements.

PLUMAS BANCORP AND SUBSIDIARY

CONSOLIDATED STATEMENT OF CASH FLOWS

For the Years Ended December 31, 2011, 2010 and 2009

	September 30,	September 30,	September 30,
	2011	2010	2009

Cash flows from operating activities:
Net income (loss)	$941,000	$971,000	$(9,146,000)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Provision for loan losses	3,500,000	5,500,000	14,500,000
Change in deferred loan origination costs/fees, net	(441,000)	(79,000)	(19,000)
Stock-based compensation expense	(29,000)	57,000	256,000
Depreciation and amortization	1,409,000	1,693,000	1,929,000
Amortization of investment security premiums	410,000	514,000	283,000
Accretion of investment security discounts	(32,000)	(55,000)	(53,000)
Gain on sale of investments	(666,000)	(1,160,000)	(10,000)
Gain on sale of loans held for sale	(1,939,000)	(1,055,000)	(593,000)
Loans originated for sale	(18,550,000)	(21,286,000)	(12,598,000)
Proceeds from loan sales	23,368,000	14,873,000	11,393,000
Provision for losses on other real estate	579,000	356,000	4,800,000
Proceeds from secured borrowing		4,284,000
Net (gain) loss on sale of premises and equipment	(3,000)	4,000	(6,000)
Net loss (gain) on sale of other real estate and vehicles owned	611,000	(58,000)	198,000
Earnings on bank owned life insurance policies	(352,000)	(351,000)	(346,000)
Provision (benefit) for deferred income taxes	259,000	385,000	(3,852,000)
Decrease (increase) in accrued interest receivable and other assets	1,575,000	5,325,000	(7,021,000)
(Decrease) increase in accrued interest payable and other liabilities	(554,000)	197,000	355,000

Net cash provided by operating activities	10,086,000	10,115,000	70,000

(Continued)

PLUMAS BANCORP AND SUBSIDIARY

CONSOLIDATED STATEMENT OF CASH FLOWS

(Continued)

For the Years Ended December 31, 2011, 2010 and 2009

	September 30,	September 30,	September 30,
	2011	2010	2009

Cash flows from investing activities:
Proceeds from matured and called available-for-sale investment securities	$29,182,000	$31,895,000	$8,000,000
Proceeds from matured and called held-to-maturity investment securities			1,836,000
Proceeds from sale of held-to-maturity securities			943,000
Proceeds from sale of available-for-sale securities	29,404,000	40,902,000	86,000
Purchases of available-for-sale investment securities	(59,247,000)	(57,238,000)	(65,876,000)
Purchases of held-to-maturity investment securities			(1,586,000)
Proceeds from principal repayments from available-for-sale government-guaranteed mortgage-backed securities	6,406,000	8,927,000	7,320,000
Net decrease in loans	3,386,000	16,623,000	8,683,000
Proceeds from sale of vehicles	33,000	177,000	270,000
Proceeds from sale of other real estate	4,937,000	3,462,000	1,992,000
Purchases of premises and equipment	(271,000)	(1,210,000)	(253,000)

Net cash provided by (used in)investing activities	13,830,000	43,538,000	(38,585,000)

Cash flows from financing activities:
Net increase (decrease) in demand, interest-bearing and savings deposits	3,534,000	(3,353,000)	37,383,000
Net (decrease) increase in time deposits	(37,281,000)	(5,015,000)	24,379,000
Net increase in securities sold under agreements to repurchase	8,279,000
Net decrease in short-term borrowings		(20,000,000)	(14,000,000)
Proceeds from long-term debt			20,000,000
Repayment of long-term debt		(20,000,000)
Issuance of preferred stock, net of discount			11,516,000
Payment of cash dividend on preferred stock		(150,000)	(473,000)
Issuance of common stock warrant			407,000
Proceeds from exercise of stock options			5,000

Net cash (used in) provided by financing activities	(25,468,000)	(48,518,000)	79,217,000

(Decrease) increase in cash and cash equivalents	(1,552,000)	5,135,000	40,702,000

Cash and cash equivalents at beginning of year	64,628,000	59,493,000	18,791,000

Cash and cash equivalents at end of year	$63,076,000	$64,628,000	$59,493,000

(Continued)

PLUMAS BANCORP AND SUBSIDIARY

CONSOLIDATED STATEMENT OF CASH FLOWS

(Continued)

For the Years Ended December 31, 2011, 2010 and 2009

		September 30,		September 30,	September 30,
	2011		2010		2009

Supplemental disclosure of cash flow information:

Cash paid during the year for:
Interest expense		$1,688,000		$3,000,000	$3,666,000
Income taxes		$2,000	$		$65,000

Non-cash investing activities:
Real estate acquired through foreclosure		$5,710,000		$1,391,000	$14,053,000
Vehicles acquired through repossession		$79,000		$112,000	$245,000
Investment securities transferred from held-to-maturity to available-for-sale	$		$		$11,722,000

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

The Bank operates eleven branches in California, including branches in Alturas, Chester, Fall River Mills, Greenville, Kings Beach, Portola, Quincy, Redding, Susanville, Tahoe City, and Truckee. The Bank’s administrative headquarters is in Quincy, California. In addition, the Bank operates a loan administrative office in Reno, Nevada and a lending office specializing in government-guaranteed lending in Auburn, California. The Bank’s primary source of revenue is generated from providing loans to customers who are predominately small and middle market businesses and individuals residing in the surrounding areas.

On July 21, 2010, President Barack Obama signed the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”), which, in part, permanently raised the current standard maximum deposit insurance amount to $250,000. Amendments related to the enactment of the Dodd-Frank Act provide full deposit insurance coverage for noninterest bearing deposit transaction accounts beginning December 31, 2010 for a two year period.

2.	REGULATORY MATTERS

On February 15, 2012, the Bank received notice from the Federal Deposit Insurance Corporation (FDIC) and the California Department of Financial Institutions (“DFI”) that the Consent Order with the FDIC and the DFI which was effective on March 16, 2011 had been terminated. While the Bank is no longer subject to an Order, the Bank has entered into an informal agreement with the FDIC and DFI which, among other things, requests that the Bank continue to maintain a Tier 1 Leverage Capital Ratio of 9% which is in excess of that required for well capitalized institutions and continue to reduce its level of classified asset balances that were outstanding as of September 30, 2011 to not more than 50% of Tier 1 Capital plus the allowance for loan losses. At December 31, 2011 this ratio was 68%.

On July 28, 2011 the Company entered into an agreement with the Federal Reserve Bank of San Francisco (the “FRB Agreement”). Under the terms of the FRB Agreement, Plumas Bancorp has agreed to take certain actions that are designed to maintain its financial soundness so that it may continue to serve as a source of strength to the Bank. Among other things, the FRB Agreement requires prior written approval related to the payment or taking of dividends and distributions, making any distributions of interest, principal or other sums on subordinated debentures or trust preferred securities, incurrence of debt, and the purchase or redemption of stock. In addition, the FRB Agreement requires Plumas Bancorp to submit, within 60 days of the FRB Agreement, a written statement of Plumas Bancorp’s planned sources and uses of cash for debt service, operating expense and other purposes (“Cash Flow Statement”) for the remainder of 2011 and annually thereafter. The Company submitted the Cash Flow Statements within the required time frames.

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

Plumas Statutory Trust I and Trust II are not consolidated into the Company’s consolidated financial statements and, accordingly, are accounted for under the equity method. The Company’s investment in Trust I of $283,000 and Trust II of $154,000 are included in accrued interest receivable and other assets on the consolidated balance sheet. The junior subordinated deferrable interest debentures issued and guaranteed by the Company and held by Trust I and Trust II are reflected as debt on the consolidated balance sheet.

The accounting and reporting policies of Plumas Bancorp and subsidiary conform with accounting principles generally accepted in the United States of America and prevailing practices within the banking industry.

Reclassifications

Certain reclassifications have been made to prior years’ balances to conform to the classifications used in 2011.

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

Use of Estimates

To prepare financial statements in conformity with accounting principles generally accepted in the United States of America management makes estimates and assumptions based on available information. These estimates and assumptions affect the amounts reported in the financial statements and the disclosures provided, and actual results could differ. The allowance for loan losses, loan servicing rights, deferred tax assets, and fair values of financial instruments are particularly subject to change.

PLUMAS BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

3.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Cash and Cash Equivalents

For the purpose of the statement of cash flows, cash and due from banks and Federal funds sold are considered to be cash equivalents. Generally, Federal funds are sold for one day periods. As of December 31, 2011 all cash held with other federally insured institutions was fully insured by the FDIC. Net cash flows are reported for customer loans and deposit transactions and repurchase agreements.

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

During 2009, management determined they no longer had the positive intent to hold their held-to-maturity securities and transferred their held-to-maturity securities to available-

for-sale (see note 5). This transfer increased the Company’s flexibility in managing its investment portfolio allowing the investments to be sold in implementing its asset/liability management strategies and in response to changes in interest rates, prepayment rates and similar factors. All transfers between categories are accounted for at fair value. There were no transfers between categories during 2011 or 2010.

As of December 31, 2011 and 2010 the Company did not have any investment securities classified as trading and gains or losses on the sale of securities are computed on the specific identification method. Interest earned on investment securities is reported in interest income, net of applicable adjustments for accretion of discounts and amortization of premiums accounted for by the level yield method with no pre-payment anticipated.

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

Investment in Federal Home Loan Bank Stock

As a member of the Federal Home Loan Bank (FHLB) System, the Bank is required to maintain an investment in the capital stock of the FHLB. The investment is carried at cost classified as a restricted security, and periodically evaluated for impairment based on ultimate recovery of par value. At December 31, 2011 and 2010, FHLB stock totaled $2,043,000 and $2,188,000, respectively. On the consolidated balance sheet, FHLB stock is included in accrued interest receivable and other assets.

Loans Held for Sale, Loan Sales and Servicing

Included in the loan portfolio are loans which are 75% to 85% guaranteed by the Small Business Administration (SBA), US Department of Agriculture Rural Business Cooperative Service (RBS) and Farm Services Agency (FSA). The guaranteed portion of these loans may be sold to a third party, with the Bank retaining the unguaranteed portion. The Company can receive a premium in excess of the adjusted carrying value of the loan at the time of sale.

At December 31, 2010, we recorded the proceeds from the sale of the guaranteed portions of SBA loans that were subject to a premium refund obligation, which totaled $4,284,000, were recorded as a secured borrowing and such secured borrowings were included in other liabilities on the balance sheet. Once the premium refund obligation elapsed the transaction was recorded as a sale with the guaranteed portions of loans and the secured borrowing removed from the balance sheet and the resulting gain on sale recorded. Included in commercial loans at December 31, 2010 is $4,284,000 in guaranteed portions of SBA loans sold subject to a 90-day premium refund obligation. In February 2011, the SBA eliminated the refund obligation period and the Company is no longer required to defer gain recognition.

As of December 31, 2011 and 2010 the Company had $3,091,000 and $5,208,000, respectively in government guaranteed loans held for sale. Loans held for sale are recorded at the lower of cost or fair vale and therefore may be reported at fair value on a non-recurring basis. The fair values for loans held for sale are based on either observable transactions of similar instruments or formally committed loan sale prices.

PLUMAS BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

3.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Loans Held for Sale, Loan Sales and Servicing (continued)

Government guaranteed loans with unpaid balances of $47,708,000 and $33,686,000 were being serviced for others at December 31, 2011 and 2010, respectively. The Company also services loans previously sold to the Federal National Mortgage Association (FNMA) totaling $1,932,000 and $2,185,000 as of December 31, 2011 and 2010, respectively.

The Company accounts for the transfer and servicing of financial assets based on the fair value of financial and servicing assets it controls and liabilities it has assumed, derecognizes financial assets when control has been surrendered, and derecognizes liabilities when extinguished.

Servicing rights acquired through 1) a purchase or 2) the origination of loans which are sold or securitized with servicing rights retained are recognized as separate assets or liabilities. Servicing assets or liabilities are recorded at fair value and are subsequently amortized in proportion to and over the period of the related net servicing income or expense. Servicing rights are evaluated for impairment based upon the fair value of the rights as compared to carrying amount. Impairment is determined by stratifying rights into groupings based on predominant risk characteristics, such as interest rate, loan type and investor type. Impairment is recognized through a valuation allowance for an individual grouping, to the extent that fair value is less than the carrying amount. If the Company later determines that all or a portion of the impairment no longer exists for a particular grouping, a reduction of the allowance may be recorded as an increase to income. Changes in valuation allowances are reported with non-interest income on the statement of operations. The fair values of servicing rights are subject to significant fluctuations as a result of changes in estimated and actual prepayment speeds and default rates and losses.

The Company’s investment in the loan is allocated between the retained portion of the loan, the servicing asset, the interest-only (IO) strip, and the sold portion of the loan based on their fair values on the date the loan is sold. The gain on the sold portion of the loan is recognized as income at the time of sale.

The carrying value of the retained portion of the loan is discounted based on the estimated value of a comparable non-guaranteed loan. The servicing asset is recognized and amortized over the estimated life of the related loan. Assets (accounted for as IO strips) are recorded at the fair value of the difference between note rates and rates paid to purchasers (the interest spread) and contractual servicing fees, if applicable. IO strips are carried at fair value with gains or losses recorded as a component of shareholders’ equity, similar to available-for-sale investment securities. Significant future prepayments of these loans will result in the recognition of additional amortization of related servicing assets and an adjustment to the carrying value of related IO strips.

PLUMAS BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

3.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Loans

Loans that management has the intent and ability to hold for foreseeable future or until maturity or payoff are reported at the principal balance outstanding, net of purchase premiums or discounts, deferred loan fees and costs, and an allowance for loan losses. Loans, if any, that are transferred from loans held for sale are carried at the lower of principal balance or market value at the date of transfer, adjusted for accretion of discounts. Interest is accrued daily based upon outstanding loan balances. However, when, in the opinion of management, loans are considered to be impaired and the future collectibility of interest and principal is in serious doubt, loans are placed on nonaccrual status and the accrual of interest income is suspended. Any interest accrued but unpaid is charged against income. Payments received are applied to reduce principal to the extent necessary to ensure collection. A loan is moved to non-accrual status in accordance with the Company’s policy, typically after 90 days of non-payment unless well secured and in the process of collection. Subsequent payments on these loans, or payments received on nonaccrual loans for which the ultimate collectibility of principal is not in doubt, are applied first to earned but unpaid interest and then to principal.

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

The Company may not “carry over” or create a valuation allowance in the initial accounting for loans acquired under these circumstances. At December 31, 2011 and 2010, there were no such loans being accounted for under this policy.

Allowance for Loan Losses

The allowance for loan losses is an estimate of credit losses inherent in the Company’s loan portfolio that have been incurred as of the balance-sheet date. The allowance is established through a provision for loan losses which is charged to expense. Additions to the allowance are expected to maintain the adequacy of the total allowance after credit losses and loan growth. Credit exposures determined to be uncollectible are charged against the allowance. Cash received on previously charged off amounts is recorded as a recovery to the allowance. The overall allowance consists of two primary components, specific reserves related to impaired loans and general reserves for inherent losses related to loans that are not impaired but collectively evaluated for impairment.

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

The determination of the general reserve for loans that are not impaired is based on estimates made by management, to include, but not limited to, consideration of historical losses over the past eight quarters by portfolio segment, internal asset classifications, and qualitative factors to include economic trends in the Company’s service areas, industry experience and trends, geographic concentrations, estimated collateral values, the Company’s underwriting policies, the character of the loan portfolio, and probable losses inherent in the portfolio taken as a whole. Effective for the third quarter of 2010, the Company modified its method of estimating the allowance for loan losses for loans collectively evaluated for impairment. This modification incorporated historical loss experience based on a rolling eight quarters ending with the most recently completed calendar quarter to identified pools of loans. This modification did not have a material affect on the Company’s allowance for loans losses or provision for loan losses. No modifications to the allowance for loan losses methodology were made in 2011.

The Company maintains a separate allowance for each portfolio segment (loan type). These portfolio segments include commercial and industrial, agricultural, real estate construction (including land and development loans), commercial real estate mortgage, residential mortgage, home equity loans, installment loans, automobile loans and other loans primarily consisting of credit card receivables. The allowance for loan losses attributable to each portfolio segment, which includes both impaired loans and loans that are not impaired, is combined to determine the Company’s overall allowance, and is included as a component of loans on the consolidated balance sheet.

PLUMAS BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

3.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Allowance for Loan Losses (continued)

The Company assigns a risk rating to all loans and periodically, but not less than annually, performs detailed reviews of all such loans over $100,000 to identify credit risks and to assess the overall collectability of the portfolio. These risk ratings are also subject to examination by independent specialists engaged by the Company and the Company’s regulators. During these internal reviews, management monitors and analyzes the financial condition of borrowers and guarantors, trends in the industries in which borrowers operate and the fair values of collateral securing these loans. These credit quality indicators are used to assign a risk rating to each individual loan.

The risk ratings can be grouped into five major categories, defined as follows:

Pass – A pass loan is a strong credit with no existing or known potential weaknesses deserving of management’s close attention.

Watch – A Watch loan has potential weaknesses that deserve management’s close attention. If left uncorrected, these potential weaknesses may result in deterioration of the repayment prospects for the loan or in the Company’s credit position at some future date. Watch loans are not adversely classified and do not expose the Company to sufficient risk to warrant adverse classification.

Substandard – A substandard loan is not adequately protected by the current sound worth and paying capacity of the borrower or the value of the collateral pledged, if any. Loans classified as substandard have a well-defined weakness or weaknesses that jeopardize the liquidation of the debt. Well defined weaknesses include a project’s lack of marketability, inadequate cash flow or collateral support, failure to complete construction on time or the project’s failure to fulfill economic expectations. They are characterized by the distinct possibility that the Company will sustain some loss if the deficiencies are not corrected.

Doubtful – Loans classified doubtful have all the weaknesses inherent in those classified as substandard with the added characteristic that the weaknesses make collection or liquidation in full, on the basis of currently known facts, conditions and values, highly questionable and improbable.

Loss – Loans classified as loss are considered uncollectible and charged off immediately.

The general reserve component of the allowance for loan losses associated with loans collectively evaluated for impairment also consists of reserve factors that are based on management’s assessment of the following for each portfolio segment: (1) historical losses and (2) other qualitative factors, including inherent credit risk. These reserve factors are inherently subjective and are driven by the repayment risk associated with each portfolio segment described below.

PLUMAS BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

3.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Allowance for Loan Losses (continued)

Commercial – Commercial loans generally possess a lower inherent risk of loss than real estate portfolio segments because these loans are generally underwritten to existing cash flows of operating businesses. Debt coverage is provided by business cash flows and economic trends influenced by unemployment rates and other key economic indicators are closely correlated to the credit quality of these loans.

Agricultural – Loans secured by crop production and livestock are especially vulnerable to two risk factors that are largely outside the control of Company and borrowers: commodity prices and weather conditions.

Real estate – Residential and Home Equity Lines of Credit –The degree of risk in residential real estate lending depends primarily on the loan amount in relation to collateral value, the interest rate and the borrower’s ability to repay in an orderly fashion. These loans generally possess a lower inherent risk of loss than other real estate portfolio segments. Economic trends determined by unemployment rates and other key economic indicators are closely correlated to the credit quality of these loans. Weak economic trends indicate that the borrowers’ capacity to repay their obligations may be deteriorating.

Real estate—Commercial – Commercial real estate mortgage loans generally possess a higher inherent risk of loss than other real estate portfolio segments, except land and construction loans. Adverse economic developments or an overbuilt market impact commercial real estate projects and may result in troubled loans. Trends in vacancy rates of commercial properties impact the credit quality of these loans. High vacancy rates reduce operating revenues and the ability for properties to produce sufficient cash flow to service debt obligations.

Real estate—Construction and Land Development – Construction and land development loans generally possess a higher inherent risk of loss than other real estate portfolio segments. A major risk arises from the necessity to complete projects within specified cost and time lines. Trends in the construction industry significantly impact the credit quality of these loans, as demand drives construction activity. In addition, trends in real estate values significantly impact the credit quality of these loans, as property values determine the economic viability of construction projects.

Installment – An installment loan portfolio is usually comprised of a large number of small loans scheduled to be amortized over a specific period. Most installment loans are made directly for consumer purchases, but business loans granted for the purchase of heavy equipment or industrial vehicles may also be included. Economic trends determined by unemployment rates and other key economic indicators are closely correlated to the credit quality of these loans. Weak economic trends indicate that the borrowers’ capacity to repay their obligations may be deteriorating.

Other – Other loans primarily consist of automobile and credit card loans and are similar in nature to installment loans.

PLUMAS BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

3.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Allowance for Loan Losses (continued)

Although management believes the allowance to be adequate, ultimate losses may vary from its estimates. At least quarterly, the Board of Directors and management review the adequacy of the allowance, including consideration of the relative risks in the portfolio, current economic conditions and other factors. If the Board of Directors and management determine that changes are warranted based on those reviews, the allowance is adjusted. In addition, the Company’s primary regulators, the FDIC and DFI, as an integral part of their examination process, review the adequacy of the allowance. These regulatory agencies may require additions to the allowance based on their judgment about information available at the time of their examinations.

The Company also maintains a separate allowance for off-balance-sheet commitments. Management estimates anticipated losses using historical data and utilization assumptions. The allowance for these commitments totaled $141,000 at December 31, 2011 and 2010, respectively and is included in accrued interest payable and other liabilities in the consolidated balance sheet.

Other Real Estate

Other real estate owned relates to real estate acquired in full or partial settlement of loan obligations, which was $8,623,000 ($11,668,000 less a valuation allowance of $3,045,000) at December 31, 2011 and $8,867,000 ($13,056,000 less a valuation allowance of $4,188,000) at December 31, 2010. Proceeds from sales of other real estate owned totaled $4,937,000, $3,462,000 and $1,992,000 for the years ended December 31, 2011, 2010 and 2009, respectively. For the year ended December 31, 2011 the Company recorded a loss on sale of other real estate owned of $606,000. This compares to a gain on sale of $43,000 during 2010 and a loss on sale of $158,000 during 2009. Other real estate owned is initially recorded at fair value less cost to sell when acquired, any excess of the Bank’s recorded investment in the loan balance and accrued interest income over the estimated fair value of the property less costs to sell is charged against the allowance for loan losses. A valuation allowance for losses on other real estate is maintained to provide for temporary declines in value. The allowance is established through a provision for losses on other real estate which is included in other expenses. Subsequent gains or losses on sales or write-downs resulting from permanent impairment are recorded in other income or expenses as incurred.

The following table provides a summary of the change in the OREO balance for the years ended December 31, 2011 and 2010:

	September 30,	September 30,
	Year Ended December 31,
	2011	2010
Beginning balance	$8,867,000	$11,204,000
Additions	5,825,000	1,438,000
Dispositions	(5,490,000)	(3,419,000)
Write-downs	(579,000)	(356,000)

Ending balance	$8,623,000	$8,867,000

PLUMAS BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

3.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Intangible Assets

Intangible assets consist of core deposit intangibles related to branch acquisitions and are amortized using the straight-line method over ten years. The Company evaluates the recoverability and remaining useful life annually to determine whether events or circumstances warrant a revision to the intangible asset or the remaining period of amortization. There were no such events or circumstances in 2011 or 2010.

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

Bank Owned Life Insurance

The Company has purchased life insurance policies on certain key executives. Bank owned life insurance is recorded at the amount that can be realized under the insurance contract at the balance sheet date, which is the cash surrender value adjusted for other charges or other amounts due that are probable at settlement.

Income Taxes

The Company files its income taxes on a consolidated basis with its subsidiary. Income tax expense is the total of current year income tax due or refundable and the change in deferred tax assets and liabilities.

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

Interest expense and penalties associated with unrecognized tax benefits, if any, are classified as income tax expense in the consolidated statement of operations. There have been no significant changes to unrecognized tax benefits or accrued interest and penalties for the years ended December 31, 2011 and 2010.

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

Comprehensive Income:

Comprehensive income consists of net income and other comprehensive income. Other comprehensive income includes unrealized gains and losses on securities available for sale which are also recognized as separate components of equity.

Dividend Restrictions

Banking regulations require maintaining certain capital levels and may limit the dividend paid by the bank to the holding company or by the holding company to shareholders. In addition, the Bank and the Bancorp cannot currently pay dividends without the prior approval of their primary regulators.

PLUMAS BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

3.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Stock-Based Compensation

Compensation expense related to the Company’s Stock Option Plan, net of related tax (expense)/benefit, recorded in 2011, 2010 and 2009 totaled $(38,000), $53,000 and $237,000 or $(0.01), $0.01 and $0.05 per diluted share, respectively. Compensation expense is recognized over the vesting period on a straight line accounting basis.

The Company determines the fair value of options on the date of grant using a Black-Scholes-Merton option pricing model that uses assumptions based on expected option life, expected stock volatility and the risk-free interest rate. The expected volatility assumptions used by the Company are based on the historical volatility of the Company’s common stock over the most recent period commensurate with the estimated expected life of the Company’s stock options. The Company bases its expected life assumption on its historical experience and on the terms and conditions of the stock options it grants to employees. The risk-free rate is based on the U.S. Treasury yield curve for the periods within the contractual life of the options in effect at the time of the grant. The Company also makes assumptions regarding estimated forfeitures that will impact the total compensation expenses recognized under the Plans.

The fair value of each option is estimated on the date of grant using the following assumptions.

September 30,
2011
Expected life of stock options	5.3 years
Risk free interest rate	2.26%
Volatility	46.1%
Dividend yields	3.05%
Weighted-average fair value of options granted during the year	$0.99

No options were granted during the years ended December 31, 2010 and 2009.

Adoption of New Accounting Standards

In April 2011, the FASB amended existing guidance for assisting a creditor in determining whether a restructuring is a troubled debt restructuring. The amendments clarify the guidance for a creditor’s evaluation of whether it has granted a concession and whether a debtor is experiencing financial difficulties. With regard to determining whether a concession has been granted, the ASU clarifies that creditors are precluded from using the effective interest method to determine whether a concession has been granted. In the absence of using the effective interest method, a creditor must now focus on other considerations such as the value of the underlying collateral, evaluation of other collateral or guarantees, the debtor’s ability to access other funds at market rates, interest rate increases and whether the restructuring results in a delay in payment that is insignificant. This guidance is effective for interim and annual reporting periods ending after June 15, 2011, and should be applied retrospectively to the beginning of the annual period of adoption. For purposes of measuring impairment on newly identified troubled debt restructurings, the amendments should be applied prospectively for the first interim or annual period beginning on or after June 15, 2011. The effect of adopting this standard did not have a material effect on the Company’s consolidated financial position, results of operations or cash flows.

PLUMAS BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

3.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Adoption of New Accounting Standards (continued)

In May, 2011, the FASB issued an amendment to achieve common fair value measurement and disclosure requirements between U.S. and International accounting principles. Overall, the guidance is consistent with existing U.S. accounting principles; however, there are some amendments that change a particular principle or requirement for measuring fair value or for disclosing information about fair value measurements. The amendments in this guidance are effective for interim and annual reporting periods beginning after December 15, 2011. The Company is currently evaluating the impact of this amendment on the consolidated financial statements.

In June 2011, the FASB amended existing guidance and eliminated the option to present the components of other comprehensive income as part of the statement of changes in shareholders’ equity. The amendment requires that comprehensive income be presented in either a single continuous statement or in two separate consecutive statements. The amendments in this guidance are effective as of the beginning of a fiscal reporting year, and interim periods within that year, that begins after December 15, 2011. Early adoption is permitted. The adoption of this amendment will change the presentation of the components of comprehensive income for the Company, as this presentation will no longer be included as part of the consolidated statement of shareholders’ equity.

PLUMAS BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

4.	FAIR VALUE MEASUREMENTS

Fair Value of Financial Instruments

The estimated fair values of the Company’s financial instruments are as follows:

	September 30,	September 30,	September 30,	September 30,
	December 31, 2011		December 31, 2010
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Financial assets:
Cash and cash equivalents	$63,076,000	$63,076,000	$64,628,000	$64,628,000
Investment securities	57,917,000	57,917,000	63,017,000	63,017,000
Loans, net	287,432,000	290,710,000	307,151,000	304,045,000
FHLB stock	2,043,000	N/A	2,188,000	N/A
Accrued interest receivable	1,638,000	1,638,000	1,784,000	1,784,000

Financial liabilities:
Deposits	$391,140,000	$391,410,000	$424,887,000	$425,009,000
Repurchase agreements	8,279,000	8,279,000
Junior subordinated deferrable interest debentures	10,310,000	3,079,000	10,310,000	2,992,000
Accrued interest payable	783,000	783,000	623,000	623,000

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

The following methods and assumptions were used by management to estimate the fair value of its financial instruments at December 31, 2011 and December 31, 2010:

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

FHLB stock: It was not practicable to determine the fair value of the FHLB stock due to restrictions placed on its transferability.

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

Repurchase agreements:

The carrying amount of securities sold under repurchase agreements is estimated based on bid quotations received from brokers.

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

Level 2: Quoted prices (unadjusted) for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active and model- based valuation techniques for which all significant assumptions are observable or can be corroborated by observable market data.

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

The following tables present information about the Company’s assets and liabilities measured at fair value on a recurring and non recurring basis as of December 31, 2011 and December 31, 2010, and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value:

Assets and liabilities measured at fair value on a recurring basis are summarized below:

	September 30,	September 30,	September 30,	September 30,
		Fair Value Measurements at December 31, 2011 Using
	Total Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Assets:

U.S. Government-sponsored agencies	$32,777,000		$32,777,000
U.S. Government-sponsored agencies collateralized by mortgage obligations	25,140,000		25,140,000

	$57,917,000	$—	$57,917,000	$—

	September 30,	September 30,	September 30,	September 30,
		Fair Value Measurements at December 31, 2010 Using
	Total Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Assets:
U.S. Treasury securities	$1,032,000		$1,032,000
U.S. Government-sponsored agencies	40,430,000		40,430,000
U.S. Government-sponsored agencies collateralized by mortgage obligations	21,273,000		21,273,000

Obligations of states and political subdivisions	282,000		282,000

	$63,017,000	$—	$63,017,000	$—

PLUMAS BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

4.	FAIR VALUE MEASUREMENTS (Continued)

The fair value of securities available-for-sale equals quoted market price, if available. If quoted market prices are not available, fair value is determined using quoted market prices for similar securities. There were no changes in the valuation techniques used during 2011 or 2010. There were no transfers between levels during the year ended December 31, 2011 or December 31, 2010. Changes in fair market value are recorded in other comprehensive income.

Assets and liabilities measured at fair value on a non-recurring basis at December 31, 2011 are summarized below:

	September 30,	September 30,	September 30,	September 30,	September 30,
		Fair Value Measurements at December 31, 2011 Using
	Total Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Gains (Losses)
Assets:
Impaired loans:
Commercial	$2,942,000			$2,942,000	$(315,000)
Agricultural	245,000			245,000	(250,000)
Real estate – residential	2,558,000			2,558,000	(297,000)
Real estate – commercial	3,701,000			3,701,000	(52,000)
Real estate – construction and land development	4,070,000			4,070,000	(402,000)
Equity lines of credit	49,000			49,000	(100,000)
Installment	—			—	(1,000)
Other	—			—	—

Total impaired loans	13,565,000			13,565,000	(1,417,000)

Other real estate:
Real estate – residential	644,000			644,000	(85,000)
Real estate – commercial	5,021,000			5,021,000	(54,000)
Real estate – construction and land development	2,958,000			2,958,000	(440,000)

Total other real estate	8,623,000			8,623,000	(579,000)

	$22,188,000	$—	$—	$22,188,000	$(1,996,000)

PLUMAS BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

4.	FAIR VALUE MEASUREMENTS (Continued)

Assets and liabilities measured at fair value on a non-recurring basis at December 31, 2010 are summarized below:

	September 30,	September 30,	September 30,	September 30,	September 30,
		Fair Value Measurements at December 31, 2010 Using
	Total Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Gains (Losses)
Assets:
Impaired loans:
Commercial	$914,000			$914,000	$(259,000)
Agricultural	243,000			243,000	(117,000)
Real estate – residential	1,505,000			1,505,000	(213,000)
Real estate – commercial	2,009,000			2,009,000	(201,000)
Real estate – construction and land development	8,850,000			8,850,000	(559,000)
Equity lines of credit	—			—	(10,000)
Installment	—			—	(8,000)
Other	—			—	11,000

Total impaired loans	13,521,000			13,521,000	(1,356,000)

Other real estate:
Real estate – residential	525,000			525,000	(14,000)
Real estate – commercial	2,348,000			2,348,000	(141,000)
Real estate – construction and land development	5,994,000			5,994,000	(80,000)

Total other real estate	8,867,000			8,867,000	(235,000)

	$22,388,000	$—	$—	$22,388,000	$(1,591,000)

The Company has no liabilities which are reported at fair value.

The following methods were used to estimate the fair value of each class of assets above.

Impaired Loans: The fair value of impaired loans with specific allocations of the allowance for loan losses or loans that have been subject to partial charge-offs are generally based on recent real estate appraisals. These appraisals may utilize a single valuation approach or a combination of approaches including comparable sales and the income approach. Adjustments are routinely made in the appraisal process by the independent appraisers to adjust for differences between the comparable sales and income data available. Such adjustments are usually significant and typically result in a Level 3 classification of the inputs for determining fair value. Total losses of $1,417,000 and $1,356,000 represent impairment charges recognized during the years ended December 31, 2011 and December 31, 2010, respectively related to the above impaired loans.

PLUMAS BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

4.	FAIR VALUE MEASUREMENTS (Continued)

Other Real Estate: Nonrecurring adjustments to certain commercial and residential real estate properties classified as other real estate owned (OREO) are measured at fair value, less costs to sell. Fair values are based on recent real estate appraisals. These appraisals may use a single valuation approach or a combination of approaches including comparable sales and the income approach. Adjustments are routinely made in the appraisal process by the independent appraisers to adjust for differences between the comparable sales and income data available. Such adjustments are usually significant and typically result in a Level 3 classification of the inputs for determining fair value.

5.	INVESTMENT SECURITIES

The amortized cost and estimated fair value of investment securities at December 31, 2011 and 2010 consisted of the following:

	September 30,	September 30,	September 30,	September 30,
	2011
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
Available-for-Sale	Cost	Gains	Losses	Value
Debt securities:
U.S. Government-sponsored agencies	$32,708,000	$92,000	$(23,000)	$32,777,000
U.S. Government-sponsored agencies collateralized by mortgage obligations	24,941,000	251,000	(52,000)	25,140,000

	$57,649,000	$343,000	$(75,000)	$57,917,000

Net unrealized gains on available-for-sale investment securities totaling $268,000 were recorded, net of $110,000 in tax expense, as accumulated other comprehensive income within shareholders’ equity at December 31, 2011. During the year ended December 31, 2011 the Company sold twenty-seven available-for-sale securities for $29,404,000, recording a $666,000 gain on sale. No securities were sold at a loss.

	September 30,	September 30,	September 30,	September 30,
	2010
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Debt securities:
U.S. Treasury securities	$1,025,000	$7,000		$1,032,000
U.S. Government-sponsored agencies	40,662,000	58,000	$(290,000)	40,430,000
U.S. Government-sponsored agencies collateralized by mortgage obligations	21,110,000	270,000	(107,000)	21,273,000
Obligations of states and political subdivisions	308,000		(26,000)	282,000

	$63,105,000	$335,000	$(423,000)	$63,017,000

Net unrealized losses on available-for-sale investment securities totaling $88,000 were recorded, net of $36,000 in tax benefit, as accumulated other comprehensive loss within shareholders’ equity at December 31, 2010. During the year ended December 31, 2010 the Company sold sixty-five available-for-sale securities for $40,902,000, recording a $1,160,000 gain on sale. During 2009 we sold one available-for-sale investment security for $86,000, recording a $1,000 gain on sale.

PLUMAS BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

5.	INVESTMENT SECURITIES (Continued)

Held-to-Maturity

There were no securities classified as held-to-maturity at December 31, 2011 or December 31, 2010. Related to a significant deterioration in creditworthiness, during 2009 we sold five held-to maturity securities for $943,000, recording a $9,000 gain on sale. At December 31, 2009 the Company transferred all of its obligations of states and political subdivisions from held-to-maturity to available-for-sale as it was determined that management no longer had the intent to hold these investments to maturity. At the time of the transfer these securities had an amortized cost of $11,387,000 and a fair value of $11,722,000. There were no sales or transfers of held-to-maturity investment securities during the years ended December 31, 2011 or 2010.

Investment securities with unrealized losses at December 31, 2011 and 2010 are summarized and classified according to the duration of the loss period as follows:

	September 30,	September 30,
	Less than 12 Months
	Fair	Unrealized
December 31, 2011	Value	Losses
Debt securities:

U.S. Government-sponsored agencies	$11,044,000	$23,000
U.S. Government- sponsored agencies collateralized by mortgage obligations	9,144,000	52,000

	$20,188,000	$75,000

	September 30,	September 30,
	Less than 12 Months
	Fair	Unrealized
December 31, 2010	Value	Losses
Debt securities:
U.S. Government-sponsored agencies	$14,763,000	$290,000
U.S. Government-sponsored agencies collateralized by mortgage obligations	13,205,000	107,000
Obligations of states and political subdivisions	282,000	26,000

	$28,250,000	$423,000

There were no securities in a loss position for more than one year as of December 31, 2011 and 2010.

PLUMAS BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

5.	INVESTMENT SECURITIES (Continued)

At December 31, 2011, the Company held 47 securities of which 12 were in a loss position. Of the securities in a loss position, all were in a loss position for less than twelve months. Of the 12 securities 7 are U.S. government-sponsored agencies and 5 are U.S. Government-sponsored agencies collateralized by residential mortgage obligations. The unrealized losses relate principally to market rate conditions. All of the securities continue to pay as scheduled. When analyzing an issuer’s financial condition, management considers the length of time and extent to which the market value has been less than cost; the historical and implied volatility of the security; the financial condition of the issuer of the security; and the Company’s intent and ability to hold the security to recovery. As of December 31, 2011, management does not have the intent to sell these securities nor does it believe it is more likely than not that it will be required to sell these securities before the recovery of its amortized cost basis. Based on the Company’s evaluation of the above and other relevant factors, the Company does not believe the securities that are in an unrealized loss position as of December 31, 2011 are other than temporarily impaired.

The amortized cost and estimated fair value of investment securities at December 31, 2011 by contractual maturity are shown below. Expected maturities will differ from contractual maturities because the issuers of the securities may have the right to call or prepay obligations with or without call or prepayment penalties.

	September 30,	September 30,
		Estimated
	Amortized	Fair
	Cost	Value
After one year through five years	$32,708,000	32,777,000
Investment securities not due at a single maturity date:
Government-sponsored mortgage-backed securities	24,941,000	25,140,000

	$57,649,000	$57,917,000

Investment securities with amortized costs totaling $44,878,000 and $36,828,000 and estimated fair values totaling $45,149,000 and $36,814,000 at December 31, 2011 and 2010, respectively, were pledged to secure deposits and repurchase agreements.

PLUMAS BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

6.	LOANS AND THE ALLOWANCE FOR LOAN LOSSES

Outstanding loans are summarized below:

	September 30,	September 30,
	December 31,
	2011	2010

Commercial	$30,235,000	$33,433,000
Agricultural	38,868,000	38,469,000
Real estate – residential	39,019,000	43,291,000
Real estate – commercial	119,412,000	119,222,000
Real estate – construction and land development	17,063,000	31,199,000
Equity lines of credit	37,581,000	36,946,000
Installment	2,515,000	2,879,000
Other	9,172,000	8,761,000

	293,865,000	314,200,000

Deferred loan costs, net	475,000	275,000
Allowance for loan losses	(6,908,000)	(7,324,000)

	$287,432,000	$307,151,000

Changes in the allowance for loan losses were as follows:

	September 30,	September 30,	September 30,
	Year Ended December 31,
	2011	2010	2009

Balance, beginning of year	$7,324,000	$9,568,000	$7,224,000
Provision charged to operations	3,500,000	5,500,000	14,500,000
Losses charged to allowance	(4,247,000)	(8,349,000)	(12,500,000)
Recoveries	331,000	605,000	344,000

Balance, end of year	$6,908,000	$7,324,000	$9,568,000

The recorded investment in impaired loans totaled $24,402,000 and $28,755,000 at December 31, 2011 and 2010, respectively. The Company had specific allowances for loan losses of $2,066,000 on impaired loans of $14,130,000 at December 31, 2011 as compared to specific allowances for loan losses of $1,903,000 on impaired loans of $11,292,000 at December 31, 2010. The balance of impaired loans in which no specific reserves were required totaled $10,272,000 and $17,463,000 at December 31, 2011 and 2010, respectively. The average recorded investment in impaired loans for the years ended December 31, 2011, 2010 and 2009 was $25,536,000, $20,833,000 and $25,092,000, respectively. The Company recognized $666,000, $608,000 and $369,000 in interest income on a cash basis for impaired loans during the years ended December 31, 2011, 2010 and 2009, respectively.

Included in impaired loans are troubled debt restructurings. A troubled debt restructuring is a formal restructure of a loan where the Company for economic or legal reasons related to the borrower’s financial difficulties, grants a concession to the borrower. The concessions may be granted in various forms, including reduction in the stated interest rate, reduction in the loan balance or accrued interest, and extension of the maturity date.

PLUMAS BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

6.	LOANS AND THE ALLOWANCE FOR LOAN LOSSES (Continued)

The Company has allocated $1,164,000 and $271,000 of specific reserves to customers whose loan terms have been modified in troubled debt restructurings as of December 31, 2011 and December 31, 2010. The Company has not committed to lend additional amounts on loans classified as troubled debt restructurings at December 31, 2011 and December 31, 2010.

During the year ended December 31, 2011, the terms of certain loans were modified as troubled debt restructurings. The modification of the terms of such loans included one or a combination of the following: a reduction of the stated interest rate of the loan; an extension of the maturity date at a stated rate of interest lower than the current market rate for new debt with similar risk; or a permanent reduction of the recorded investment in the loan.

Modifications involving a reduction of the stated interest rate of the loan were for periods ranging from 1 month to 2 years. Modifications involving an extension of the maturity date were for periods ranging from 1 month to 10 years.

The following table presents loans by class modified as troubled debt restructurings that occurred during the twelve months ending December 31, 2011:

	September 30,	September 30,	September 30,
	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Recorded Investment
Troubled Debt Restructurings:
Commercial	2	$129,000	$129,000
Agricultural	4	996,000	996,000
Real Estate:
Construction and land development	5	4,977,000	4,977,000
Equity LOC	1	787,000	787,000
Other	19	179,000	179,000

Total	31	$7,068,000	$7,068,000

The troubled debt restructurings described above increased the allowance for loan losses by $132,000 during the year ending December 31, 2011. The troubled debt restructurings described above did not result in charge offs during the year ending December 31, 2011.

PLUMAS BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

6.	LOANS AND THE ALLOWANCE FOR LOAN LOSSES (Continued)

The following table presents loans by class modified as troubled debt restructurings for which there was a payment default within twelve months following the modification during the year ending December 31, 2011

	September 30,	September 30,
	Number of Loans	Recorded Investment
Troubled Debt Restructurings:
Agricultural
Real Estate:	3	$630,000
Construction and land development	2	139,000
Equity LOC	1	787,000

Total	6	$1,556,000

A loan is considered to be in payment default once it is 90 days contractually past due under the modified terms. The troubled debt restructurings that subsequently defaulted described above increased the allowance for loan losses by $81,000 and resulted in charge offs of $51,000 during the year ending December 31, 2011.

The terms of certain other loans were modified during the year ending December 31, 2011 that did not meet the definition of a troubled debt restructuring. These loans have a total recorded investment as of December 31, 2011 of $13.5 million. The modification of these loans involved either a modification of the terms of a loan to borrowers who were not experiencing financial difficulties or a delay in a payment that was considered to be insignificant.

In order to determine whether a borrower is experiencing financial difficulty, an evaluation is performed of the probability that the borrower will be in payment default on any of its debt in the foreseeable future without the modification. This evaluation is performed under the company’s internal underwriting policy.

Certain loans which were modified during the period ending December 31, 2011 and did not meet the definition of a troubled debt restructuring as the modification was a delay in a payment that was considered to be insignificant had delays in payment ranging from 30 days to 2 months.

At December 31, 2011 and 2010, nonaccrual loans totaled $16,757,000 and $25,313,000, respectively. Interest foregone on nonaccrual loans totaled $510,000, $1,021,000 and $568,000 for the years ended December 31, 2011, 2010 and 2009, respectively. Loans past due 90 days or more and on accrual status were $72,000 and $45,000 at December 31, 2011 and 2010, respectively.

Salaries and employee benefits totaling $706,000, $638,000 and $708,000 have been deferred as loan origination costs during the years ended December 31, 2011, 2010 and 2009, respectively.

PLUMAS BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

6.	LOANS AND THE ALLOWANCE FOR LOAN LOSSES (Continued)

The following table shows the loan portfolio allocated by management’s internal risk ratings at the dates indicated, in thousands:

	September 30,	September 30,	September 30,	September 30,	September 30,	September 30,	September 30,
	Commercial Credit Exposure
	Credit Risk Profile by Internally Assigned Grade
December 31, 2011	Commercial	Agricultural	Real Estate- Residential	Real Estate- Commercial	Real Estate- Construction	Equity LOC	Total
Grade:
Pass	$26,077	$34,882	$34,049	$101,395	$11,383	$34,296	$242,082
Watch	1,562	1,595	629	5,575	50	1,300	10,711
Substandard	2,433	2,391	4,327	12,442	5,630	1,974	29,197
Doubtful	163	—	14	—	—	11	188

Total	$30,235	$38,868	$39,019	$119,412	$17,063	$37,581	$282,178

	Commercial Credit Exposure
	Credit Risk Profile by Internally Assigned Grade
December 31, 2010	Commercial	Agricultural	Real Estate- Residential	Real Estate- Commercial	Real Estate- Construction	Equity LOC	Total
Grade:
Pass	$28,923	$34,081	$39,194	$96,527	$15,987	$34,787	$249,499
Watch	904	646	1,738	8,192	2,165	585	14,230
Substandard	3,606	3,742	2,295	14,503	12,982	1,502	38,630
Doubtful	—	—	64	—	65	72	201

Total	$33,433	$38,469	$43,291	$119,222	$31,199	$36,946	$302,560

	September 30,	September 30,	September 30,	September 30,	September 30,	September 30,

	Consumer Credit Exposure			Consumer Credit Exposure
	Credit Risk Profile Based on Payment Activity			Credit Risk Profile Based on Payment Activity
	December 31, 2011			December 31, 2010
	Installment	Other	Total	Installment	Other	Total
Grade:
Performing	$2,465	$9,024	$11,489	$2,830	$8,643	$11,473
Non-performing	50	148	198	49	118	167

Total	$2,515	$9,172	$11,687	$2,879	$8,761	$11,640

PLUMAS BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

6.	LOANS AND THE ALLOWANCE FOR LOAN LOSSES (Continued)

The following tables show the allocation of the allowance for loan losses by impairment methodology at the dates indicated, in thousands:

	September 30,	September 30,	September 30,	September 30,	September 30,	September 30,	September 30,	September 30,	September 30,
			Real Estate-	Real Estate-	Real Estate-
Year ended 12/31/11:	Commercial	Agricultural	Residential	Commercial	Construction	Equity LOC	Installment	Other	Total

Allowance for Loan Losses
Beginning balance	$760	$184	$632	$1,819	$3,011	$652	$66	$200	$7,324
Charge-offs	(446)	(93)	(147)	(336)	(2,603)	(311)	(174)	(137)	(4,247)
Recoveries	93	106	1	17	5	2	13	94	331
Provision	618	133	212	425	1,593	292	212	15	3,500

Ending balance	$1,025	$330	$698	$1,925	$2,006	$635	$117	$172	$6,908

December 31, 2011:

Allowance for Loan Losses
Ending balance: individually evaluated for impairment	$310	$250	$355	$148	$901	$101	$1	$—	$2,066

Ending balance: collectively evaluated for impairment	$715	$80	$343	$1,777	$1,105	$534	$116	$172	$4,842

Loans
Ending balance	$30,235	$38,868	$39,019	$119,412	$17,063	$37,581	$2,515	$9,172	$293,865

Ending balance: individually evaluated for impairment	$4,946	$1,268	$4,257	$5,557	$6,754	$1,494	$50	$76	$24,402

Ending balance: collectively evaluated for impairment	$25,289	$37,600	$34,762	$113,855	$10,309	$36,087	$2,465	$9,096	$269,463

December 31, 2010:

Allowance for Loan Losses
Ending balance	$760	$184	$632	$1,819	$3,011	$652	$66	$200	$7,324

Ending balance: individually evaluated for impairment	$22	$—	$121	$201	$1,479	$72	$8	$—	$1,903

Ending balance: collectively evaluated for impairment	$738	$184	$511	$1,618	$1,532	$580	$58	$200	$5,421

Loans
Ending balance	$33,433	$38,469	$43,291	$119,222	$31,199	$36,946	$2,879	$8,761	$314,200

Ending balance: individually evaluated for impairment	$2,706	$868	$3,870	$8,204	$11,501	$1,382	$106	$118	$28,755

Ending balance: collectively evaluated for impairment	$30,727	$37,601	$39,421	$111,018	$19,698	$35,564	$2,773	$8,643	$285,445

PLUMAS BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

6.	LOANS AND THE ALLOWANCE FOR LOAN LOSSES (Continued)

The following table shows an aging analysis of the loan portfolio by the time past due at the dates indicated (amounts in thousands):

	September 30,	September 30,	September 30,	September 30,	September 30,	September 30,
	30-89 Days	90 Days and		Total
December 31, 2011	Past Due	Still Accruing	Nonaccrual	Past Due	Current	Total

Commercial:
Commercial	$456	$—	$4,819	$5,275	$24,960	$30,235
Agricultural	—	—	999	999	37,869	38,868
Real estate – construction	1,113	—	634	1,747	15,316	17,063
Real estate	1,939	—	5,557	7,496	111,916	119,412
Residential:
Real estate	461	—	3,141	3,602	35,417	39,019
Equity LOC	775	—	1,481	2,256	35,325	37,581
Consumer:
Installment	31	—	50	81	2,434	2,515
Other	351	72	76	499	8,673	9,172

Total	$5,126	$72	$16,757	$21,955	$271,910	$293,865

	September 30,	September 30,	September 30,	September 30,	September 30,	September 30,
	30-89 Days	90 Days and		Total
December 31, 2010	Past Due	Still Accruing	Nonaccrual	Past Due	Current	Total

Commercial:
Commercial	$352	$—	$2,706	$3,058	$30,375	$33,433
Agricultural	272	—	868	1,140	37,329	38,469
Real estate – construction	136	—	9,797	9,933	21,266	31,199
Real estate	802	—	8,204	9,006	110,216	119,222
Residential:
Real estate	400	—	2,189	2,589	40,702	43,291
Equity LOC	494	—	1,382	1,876	35,070	36,946
Consumer:
Installment	56	—	49	105	2,774	2,879
Other	348	45	118	511	8,250	8,761

Total	$2,860	$45	$25,313	$28,218	$285,982	$314,200

PLUMAS BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

6.	LOANS AND THE ALLOWANCE FOR LOAN LOSSES (Continued)

The following tables show information related to impaired loans at the dates indicated, in thousands:

	September 30,	September 30,	September 30,	September 30,	September 30,
As of December 31, 2011:	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized

With no related allowance recorded:
Commercial	$2,506	$2,882		$2,458	$56
Agricultural	923	1,153		931	62
Real estate – construction	1,955	2,210		6,911	117
Real estate – commercial	1,707	1,707		4,751	70
Real estate – residential	1,711	1,739		2,069	106
Equity Lines of Credit	1,345	1,345		1,285	22
Installment	49	49		91	2
Other	76	76		102	10
With an allowance recorded:
Commercial	$2,440	$2,440	$310	1,349	25
Agricultural	345	345	250	345	—
Real estate – construction	4,799	4,850	901	2,521	186
Real estate – commercial	3,850	3,850	148	1,664	—
Real estate – residential	2,546	2,546	355	1,005	9
Equity Lines of Credit	149	149	101	53	1
Installment	1	1	1	1	—
Other	—	—	—	—	—
Total:
Commercial	$4,946	$5,322	$310	$3,807	$81
Agricultural	1,268	1,498	250	1,276	62
Real estate – construction	6,754	7,060	901	9,432	303
Real estate – commercial	5,557	5,557	148	6,415	70
Real estate – residential	4,257	4,285	355	3,074	115
Equity Lines of Credit	1,494	1,494	101	1,338	23
Installment	50	50	1	92	2
Other	76	76	—	102	10

Total	$24,402	$25,342	$2,066	$25,536	$666

As of December 31, 2010:	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized

With no related allowance recorded:
Commercial	$2,680	$3,018		$1,892	7
Agricultural	868	1,109		1,454	102
Real estate – construction	4,151	5,169		3,586	61
Real estate – commercial	5,994	5,994		6,964	257
Real estate – residential	2,244	2,245		660	83
Equity Lines of Credit	1,310	1,310		556	—
Installment	98	98		44	2
Other	118	118		140	11
With an allowance recorded:
Commercial	26	26	$22	32	4
Agricultural	—	—	—	—	—
Real estate – construction	$7,350	$8,770	1,479	4,854	39
Real estate – commercial	2,210	2,210	201	552	4
Real estate – residential	1,626	1,743	121	819	38
Equity Lines of Credit	72	72	72	9	—
Installment	8	8	8	—	—
Other	—	—	—	—	—
Total:
Commercial	$2,706	$3,044	$22	$1,924	$11
Agricultural	868	1,109	—	1,454	102
Real estate – construction	11,501	13,939	1,479	8,440	100
Real estate – commercial	8,204	8,204	201	7,516	261
Real estate – residential	3,870	3,988	121	1,479	121
Equity Lines of Credit	1,382	1,382	72	565	—
Installment	106	106	8	44	2
Other	118	118	—	140	11

Total	$28,755	$31,890	$1,903	$21,562	$608

PLUMAS BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

7.	PREMISES AND EQUIPMENT

Premises and equipment consisted of the following:

	September 30,	September 30,
	December 31,
	2011	2010

Land	$2,628,000	$2,628,000
Premises	15,412,000	15,394,000
Furniture, equipment and leasehold improvements	9,874,000	9,810,000

	27,914,000	27,832,000

Less accumulated depreciation and amortization	(14,457,000)	(13,401,000)

	$13,457,000	$14,431,000

Depreciation and amortization included in occupancy and equipment expense totaled $1,233,000, $1,521,000 and $1,756,000 for the years ended December 31, 2011, 2010 and 2009, respectively.

8.	DEPOSITS

Interest-bearing deposits consisted of the following:

	September 30,	September 30,
	December 31,
	2011	2010

Interest-bearing demand deposits	$82,025,000	$100,000,000
Money market	38,840,000	42,279,000
Savings	63,969,000	53,150,000
Time, $100,000 or more	31,624,000	52,104,000
Other time	48,751,000	65,552,000

	$265,209,000	$313,085,000

PLUMAS BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

8.	DEPOSITS (Continued)

At December 31, 2011, the scheduled maturities of time deposits were as follows:

September 30,
Year Ending
December 31,

2012	$64,986,000
2013	9,565,000
2014	2,886,000
2015	2,136,000
2016	802,000

$80,375,000

At December 31, 2011, the contractual maturities of time deposits with a denomination of $100,000 and over were as follows: $7,566,000 in 3 months or less, $5,519,000 over 3 months through 6 months, $11,093,000 over 6 months through 12 months, and $7,446,000 over 12 months.

Deposit overdrafts reclassified as loan balances were $331,000 and $314,000 at December 31, 2011 and 2010, respectively.

9.	SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE

Securities sold under agreements to repurchase are secured by U.S. Government agency securities with a carrying amount of $8,279,000 at year-end 2011. There were no securities sold under agreements to repurchase during 2010 or 2009.

Securities sold under agreements to repurchase are financing arrangements that mature within two years. At maturity, the securities underlying the agreements are returned to the Company. Information concerning securities sold under agreements to repurchase during 2011 is summarized as follows:

September 30,
Average daily balance during the year	$3,124,000
Average interest rate during the year	0.42%
Maximum month-end balance during the year	$8,300,000
Weighted average interest rate at year-end	0.41%

10.	BORROWING ARRANGEMENTS

The Company is a member of the FHLB and can borrow up to $86,388,000 from the FHLB secured by commercial and residential mortgage loans with carrying values totaling $178,987,000. The Company is required to hold FHLB stock as a condition of membership. At December 31, 2011, the Company held $2,043,000 of FHLB stock which is recorded as a component of other assets. At this level of stock holdings the Company can borrow up to $43,466,000. To borrow the $86,388,000 in available credit the Company would need to purchase $2,017,000 in additional FHLB stock. There were no outstanding borrowings under this agreement at December 31, 2011 and 2010.

PLUMAS BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

11	JUNIOR SUBORDINATED DEFERRABLE INTEREST DEBENTURES

Plumas Statutory Trust I and II are Connecticut business trusts formed by the Company with capital of $283,000 and $154,000, respectively, for the sole purpose of issuing trust preferred securities fully and unconditionally guaranteed by the Company. Under applicable regulatory guidance, the amount of trust preferred securities that is eligible as Tier 1 capital is limited to twenty-five percent of the Company’s Tier 1 capital, as defined, on a pro forma basis. At December 31, 2011, all of the trust preferred securities that have been issued qualify as Tier 1 capital.

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

Trust I’s Subordinated Debentures mature on September 26, 2032, bear a current interest rate of 3.97% (based on 3-month LIBOR plus 3.40%), with repricing and payments due quarterly. Trust II’s Subordinated Debentures mature on September 28, 2035, bear a current interest rate of 2.03% (based on 3-month LIBOR plus 1.48%), with repricing and payments due quarterly. The Subordinated Debentures are redeemable by the Company, subject to receipt by the Company of prior approval from the Federal Reserve Board of Governors, on any quarterly anniversary date on or after the 5-year anniversary date of the issuance. The redemption price is par plus accrued and unpaid interest, except in the case of redemption under a special event which is defined in the debenture. The Trust Preferred Securities are subject to mandatory redemption to the extent of any early redemption of the Subordinated Debentures and upon maturity of the Subordinated Debentures on September 26, 2032 for Trust I and September 28, 2035 for Trust II.

Holders of the Trust Preferred Securities are entitled to a cumulative cash distribution on the liquidation amount of $1,000 per security. The interest rate of the Trust Preferred Securities issued by Trust I adjust on each quarterly anniversary date to equal the 3-month LIBOR plus 3.40%. The Trust Preferred Securities issued by Trust II adjust on each quarterly anniversary date to equal the 3-month LIBOR plus 1.48%. Both Trusts I and II have the option to defer payment of the distributions for a period of up to five years, as long as the Company is not in default on the payment of interest on the Subordinated Debentures. The Trust Preferred Securities were sold and issued in private transactions pursuant to an exemption from registration under the Securities Act of 1933, as amended. The Company has guaranteed, on a subordinated basis, distributions and other payments due on the Trust Preferred Securities. Since the second quarter of 2010, the Company has deferred regularly scheduled quarterly interest payments on its outstanding junior subordinated debentures relating to its two trust preferred securities and has given notice of deferral each quarterly payment period.

PLUMAS BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

11.	JUNIOR SUBORDINATED DEFERRABLE INTEREST DEBENTURES (Continued)

While the Company has accrued for this obligation, it is currently deferring the interest payments on the junior subordinated debentures as permitted by the agreements. As of December 31, 2011 and 2010, the amount of the arrearage on the payments on the subordinated debt associated with the trust preferred securities was $569,000 and $243,000, respectively.

Interest expense recognized by the Company for the years ended December 31, 2011, 2010 and 2009 related to the subordinated debentures was $326,000, $312,000 and $371,000, respectively.

12.	COMMITMENTS AND CONTINGENCIES

Leases

The Company has commitments for leasing premises under the terms of noncancelable operating leases expiring from 2012 to 2015. Future minimum lease payments are as follows:

September 30,
Year Ending December 31,

2012	$147,000
2013	75,000
2014	51,000
2015	51,000

$324,000

Rental expense included in occupancy and equipment expense totaled $150,000, $20,000 and $317,000 for the years ended December 31, 2011, 2010 and 2009, respectively.

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

The following financial instruments represent off-balance-sheet credit risk:

	September 30,	September 30,
	December 31,
	2011	2010

Commitments to extend credit	$79,164,000	$71,605,000
Letters of credit	$50,000	$164,000

PLUMAS BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

12.	COMMITMENTS AND CONTINGENCIES (Continued)

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

Letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loans to customers. The fair value of the liability related to these letters of credit, which represents the fees received for issuing the guarantees, was not significant at December 31, 2011 and 2010. The Company recognizes these fees as revenues over the term of the commitment or when the commitment is used.

At December 31, 2011, consumer loan commitments represent approximately 21% of total commitments and are generally unsecured. Commercial and agricultural loan commitments represent approximately 33% of total commitments and are generally secured by various assets of the borrower. Real estate loan commitments, including consumer home equity lines of credit, represent the remaining 46% of total commitments and are generally secured by property with a loan-to-value ratio not to exceed 80%. In addition, the majority of the Company’s commitments have variable interest rates.

Concentrations of Credit Risk

The Company grants real estate mortgage, real estate construction, commercial, agricultural and consumer loans to customers throughout Plumas, Nevada, Placer, Lassen, Sierra, Shasta and Modoc counties in California and Washoe county in Northern Nevada.

Although the Company has a diversified loan portfolio, a substantial portion of its portfolio is secured by commercial and residential real estate. A continued substantial decline in the economy in general, or a continued decline in real estate values in the Company’s primary market areas in particular, could have an adverse impact on the collectibility of these loans. However, personal and business income represents the primary source of repayment for a majority of these loans.

Contingencies

The Company is subject to legal proceedings and claims which arise in the ordinary course of business. In the opinion of management, the amount of ultimate liability with respect to such actions will not materially affect the financial position or results of operations of the Company.

PLUMAS BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

13.	SHAREHOLDERS’ EQUITY

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

Dividends from the Bank to the Company are restricted under California law to the lesser of the Bank’s retained earnings or the Bank’s net income for the latest three fiscal years, less dividends previously declared during that period, or, with the approval of the DFI, to the greater of the retained earnings of the Bank, the net income of the Bank for its last fiscal year, or the net income of the Bank for its current fiscal year. As of December 31, 2011, the Bank was restricted, without prior approval from the DFI, from paying cash dividends to the Company. In addition the Company’s ability to pay dividends is subject to certain covenants contained in the indentures relating to the Trust Preferred Securities issued by the business trusts (see Note 11 for additional information related to the Trust Preferred Securities).

As described below, dividends on common stock are also limited related to the Company’s participation in the Capital Purchase Program. Additionally, Plumas Bancorp is required by the Federal Reserve Bank of San Francisco (FRB) to obtain the FRB’s prior written consent before paying any dividends on its common stock or its Series A Preferred Stock, or making any payments on its trust preferred securities.

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

PLUMAS BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

13.	SHAREHOLDERS’ EQUITY (Continued)

The Company allocated the proceeds received on January 30, 2009 between the Series A Preferred Stock and the Warrant based on the estimated relative fair value of each. The fair value of the Warrant was estimated based on a Black-Scholes-Merton model and totaled $320,000. The discount recorded on the Series A Preferred Stock was based on a discount rate of 12% and will be amortized by the level-yield method over 5 years. Discount accretion for the years ended December 31, 2011, 2010, and 2009 totaled $87,000, $87,000 and $79,000, respectively.

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

During the second quarter of 2010, Plumas Bancorp, as required by the FRB, suspended the declaration and payment of future quarterly cash dividends on its Series A Preferred Stock. Plumas Bancorp is in arrears in the amount of $1,046,000 and $449,000 with the dividend payments on the Series A Preferred Stock as of December 31, 2011 and 2010, respectively.

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

PLUMAS BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

13.	SHAREHOLDERS’ EQUITY (Continued)

	September 30,	September 30,	September 30,
	For the Year Ended December 31,
(In thousands, except per share data)	2011	2010	2009
Net Income (loss):
Net income (loss)	$941	$971	$(9,146)
Dividends on preferred shares	(684)	(684)	(628)

Net income (loss) available to common shareholders	$257	$287	$(9,774)

Earnings (loss) Per Share:
Basic earnings (loss) per share	$0.05	$0.06	$(2.05)
Diluted earnings (loss) per share	$0.05	$0.06	$(2.05)
Weighted Average Number of Shares Outstanding:
Basic shares	4,776	4,776	4,776
Diluted shares	4,776	4,776	4,776

Shares of common stock issuable under stock options for which the exercise prices were greater than the average market prices were not included in the computation of diluted earnings per share due to their antidilutive effect. When a net loss occurs, no difference in earnings per share is calculated because the conversion of potential common stock is anti-dilutive. Stock options not included in the computation of diluted earnings per share, due to shares not being in the-money and having an antidilutive effect, were 483,000 and 312,000 for the years ended December 31, 2011 and 2010, respectively.

PLUMAS BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

13.	SHAREHOLDERS’ EQUITY (Continued)

Stock Options

In 2001, the Company established a Stock Option Plan for which 482,780 shares of common stock remain reserved for issuance to employees and directors and no shares are available for future grants as of December 31, 2011. The Plan requires that the option price may not be less than the fair market value of the stock at the date the option is granted, and that the stock must be paid in full at the time the option is exercised. Payment in full for the option price must be made in cash or with Company common stock previously acquired by the optionee and held by the optionee for a period of at least six months. The Plan does not provide for the settlement of awards in cash and new shares are issued upon option exercise. The options expire on dates determined by the Board of Directors, but not later than ten years from the date of grant. Upon grant, options vest ratably over a three to five year period. A summary of the activity within the Plan follows:

	September 30,	September 30,	September 30,	September 30,
	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Intrinsic Value

Options outstanding at January 1, 2009	466,956	$13.38
Options exercised	(1,000)	5.43
Options cancelled	(61,990)	12.38

Options outstanding at December 31, 2009	403,966	$13.56
Options cancelled	(91,936)	14.05

Options outstanding at December 31, 2010	312,030	$13.41
Options granted	248,000	2.95
Options cancelled	(77,250)	9.05

Options outstanding at December 31, 2011	482,780	$8.74	4.9	$—

Options exercisable at December 31, 2011	243,512	$13.89	2.8	$—
Expected to vest after December 31, 2011	196,944	$3.49	7.0	$—

As of December 31, 2011, there was $126,000 of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the Plan. That cost is expected to be recognized over a weighted average period of 3.1 years.

The total fair value of options vested was $153,000 for the year ended December 31, 2011.

The total intrinsic value of options at time of exercise was $1,000 for the year ended December 31, 2009. Cash received from options exercised for the year ended December 31, 2009 was $5,000. There was no tax benefit realized from options exercised in 2009.

PLUMAS BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

13.	SHAREHOLDERS’ EQUITY (Continued)

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

The Bank is also subject to additional capital guidelines under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain total risk-based, Tier 1 risk-based and Tier 1 leverage ratios as set forth in the table on the following page and cannot be subject to a written agreement, order or capital directive issued by the FDIC. In addition, under the Consent Order that was in place until February 15, 2012 the Bank was subject to a minimum 10% Tier 1 leverage ratio and a minimum 13% total risk-based capital ratio at December 31, 2011. Currently under an informal agreement with the FDIC and DFI the Bank has agreed to maintain its Tier 1 leverage ratio at or above 9%.

PLUMAS BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

13.	SHAREHOLDERS’ EQUITY (Continued)

Regulatory Capital (continued)

	September 30,	September 30,	September 30,	September 30,
	December 31,
	2011		2010
	Amount	Ratio	Amount	Ratio
Leverage Ratio

Plumas Bancorp and Subsidiary	$45,024,000	9.8%	$42,994,000	8.9%
Minimum regulatory requirement	$18,313,000	4.0%	$19,361,000	4.0%

Plumas Bank	$45,073,000	9.8%	$43,262,000	8.9%
Minimum requirement for “Well-Capitalized” institution under the prompt corrective action	$22,882,000	5.0%	$24,190,000	5.0%
Minimum regulatory requirement	$18,305,000	4.0%	$19,352,000	4.0%

Tier 1 Risk-Based Capital Ratio

Plumas Bancorp and Subsidiary	$45,024,000	13.7%	$42,994,000	12.7%
Minimum regulatory requirement	$13,149,000	4.0%	$13,570,000	4.0%

Plumas Bank	$45,073,000	13.7%	$43,262,000	12.8%
Minimum requirement for “Well-Capitalized” institution under the prompt corrective action	$19,710,000	6.0%	$20,342,000	6.0%
Minimum regulatory requirement	$13,140,000	4.0%	$13,561,000	4.0%

Total Risk-Based Capital Ratio

Plumas Bancorp and Subsidiary	$49,169,000	15.0%	$47,274,000	13.9%
Minimum regulatory requirement	$26,298,000	8.0%	$27,140,000	8.0%

Plumas Bank	$49,215,000	15.0%	$47,539,000	14.0%
Minimum requirement for “Well-Capitalized” institution under the prompt corrective action	$32,850,000	10.0%	$33,903,000	10.0%
Minimum regulatory requirement	$26,280,000	8.0%	$27,123,000	8.0%

PLUMAS BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

14.	OTHER EXPENSES

Other expenses consisted of the following:

	September 30,	September 30,	September 30,
	Year Ended December 31,
	2011	2010	2009

Outside service fees	$1,270,000	$1,212,000	$990,000
FDIC Insurance	1,099,000	1,009,000	1,125,000
Professional fees	730,000	587,000	789,000
Loss (gain) on sale of other real estate	606,000	(43,000)	158,000
OREO expenses	422,000	573,000	370,000
Telephone and data communications	331,000	338,000	392,000
Business development	262,000	250,000	333,000
Loan collection expenses	261,000	261,000	399,000
Advertising and promotion	236,000	252,000	327,000
Director compensation and retirement	229,000	233,000	293,000
Armored car and courier	225,000	239,000	281,000
Postage	190,000	207,000	207,000
Core deposit intangible amortization	173,000	173,000	173,000
Stationery and supplies	140,000	145,000	183,000
Insurance	42,000	125,000	54,000
Other operating expenses	168,000	396,000	579,000

	$6,384,000	$5,957,000	$6,653,000

15.	INCOME TAXES

The provision for (benefit from) income taxes for the years ended December 31, 2011, 2010 and 2009 consisted of the following:

	September 30,	September 30,	September 30,
2011	Federal	State	Total

Current	$34,000	$2,000	$36,000
Deferred	228,000	31,000	259,000

Provision for income taxes	$262,000	$33,000	$295,000

2010	Federal	State	Total

Current		$4,000	$4,000
Deferred	$277,000	108,000	385,000

Benefit from income taxes	$277,000	$112,000	$389,000

PLUMAS BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

15.	INCOME TAXES (Continued)

	September 30,	September 30,	September 30,
2009	Federal	State	Total

Current	$(2,803,000)	$(120,000)	$(2,923,000)
Deferred	(2,122,000)	(1,730,000)	(3,852,000)

Benefit from provision for Income taxes	$(4,925,000)	$(1,850,000)	$(6,775,000)

Deferred tax assets (liabilities) consisted of the following:

	September 30,	September 30,
	December 31,
	2011	2010
Deferred tax assets:

Allowance for loan losses	$1,183,000	$1,490,000
Net operating loss carryovers	2,867,000	2,418,000
Deferred compensation	1,661,000	1,614,000
Core deposit premium	245,000	255,000
OREO valuation allowance	1,253,000	1,723,000
Other	607,000	521,000

Total deferred tax assets	7,816,000	8,021,000

Deferred tax liabilities:

Prepaid costs	(167,000)	(104,000)
Deferred loan costs	(779,000)	(739,000)
Unrealized gain on available-for-sale investment securities	(110,000)
Other	(162,000)	(174,000)

Total deferred tax liabilities	(1,218,000)	(1,017,000)

Net deferred tax assets	$6,598,000	$7,004,000

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

PLUMAS BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

15.	INCOME TAXES (Continued)

As part of its analysis, the Company considered the following positive evidence:

•

The Company’s 2009 net loss was largely attributable to losses on its Construction and Land Development portfolio that represented approximately 80% of net charge-offs during the year ended December 31, 2009. This portfolio has decreased from $74 million at December 31, 2008 to $17 million at December 31 2011.

•

The Company’s 2009 net loss was also attributable to significant write-downs on foreclosed construction and land development real estate properties which represented the majority of its provision for losses on other real estate during 2009. During 2010 other real estate write-downs decreased by $4.4 million from $4.8 million during the year ended December 31, 2009 to $356 thousand during 2010. Write-downs on construction and land development real estate owned during 2011 totaled $440 thousand.

•	The Company has a long history of earnings and profitability.

•	The Company was profitable in 2011 and 2010 and is projecting future taxable and book income will be generated by operations.

•	The size of loans in the Company’s pipeline of potential problem loans has significantly decreased.

•	The Company does not have a history of net operating losses carry forwards or tax credits expiring unused.

As part of its analysis, the Company also considered the following negative evidence:

•	The Company recorded a large net loss in 2009 and is in a cumulative loss position for the current and preceding two years.

Based upon the analysis of available evidence, management has determined that it is “more likely than not” that all deferred income tax assets as of December 31, 2011 and 2010 will be fully realized and therefore no valuation allowance was recorded.

The provision for income taxes differs from amounts computed by applying the statutory Federal income tax rate to operating income before income taxes. The significant items comprising these differences consisted of the following:

	September 30,	September 30,	September 30,
	2011	2010	2009

Federal income tax, at statutory rate	34.0%	34.0%	34.0%
State franchise tax, net of Federal tax effect	4.4%	5.5%	7.0%
Interest on obligations of states and political subdivisions	(2.7)%	(4.4)%	1.3%
Net increase in cash surrender value of bank owned life insurance	(9.7)%	(8.8)%	0.8%
Other	(2.1)%	2.3%	(0.5)%

Effective tax rate	23.9%	28.6%	42.6%

PLUMAS BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

15.	INCOME TAXES (Continued)

At year end 2011, the Company had federal operating loss carry-forwards of approximately $5,431,000 which expire at various dates from 2029 to 2031. In addition, at year end 2011, the Company had state operating loss carry-forwards of approximately $14,262,000 which expire at various dates from 2029 to 2031. Deferred tax assets are recognized for net operating losses because the benefit is more likely than not to be realized.

The Company and its subsidiary file income tax returns in the U.S. federal and California jurisdictions. The Company conducts all of its business activities in the states of California and Nevada. There are currently no pending U.S. federal, state, and local income tax or non-U.S. income tax examinations by tax authorities.

With few exceptions, the Company is no longer subject to tax examinations by U.S. Federal taxing authorities for years ended before December 31, 2008, and by state and local taxing authorities for years ended before December 31, 2007.

The unrecognized tax benefits and changes therein and the interest and penalties accrued by the Company as of or during the years ended December 31, 2011 and 2010 were not significant. The Company does not expect the total amount of unrecognized tax benefits to significantly increase or decrease in the next twelve months.

16.	RELATED PARTY TRANSACTIONS

During the normal course of business, the Company enters into transactions with related parties, including executive officers and directors. The following is a summary of the aggregate activity involving related party borrowers during 2011:

September 30,
Balance, January 1, 2011	$1,015,000

Disbursements	12,000
Amounts repaid	(432,000)

Balance, December 31, 2011	$595,000

Undisbursed commitments to related parties, December 31, 2011	$657,000

PLUMAS BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

17.	EMPLOYEE BENEFIT PLANS

Profit Sharing Plan

The Plumas Bank Profit Sharing Plan commenced April 1, 1988 and is available to employees meeting certain service requirements. Under the Plan, employees are able to defer a selected percentage of their annual compensation. Included under the Plan’s investment options is the option to invest in Company stock. The Company’s contribution consists of the following:

•	For the year ended December 31, 2009 and the three months ended March 31, 2010 a contribution which matches the participant’s contribution, up to a maximum

•	of 3% of the employee’s compensation. No contribution was made for the year ended December 31, 2011 or the nine months ended December 31, 2010.

•	An additional discretionary contribution. No discretionary contribution was made for the years ended December 31, 2011, 2010 and 2009.

During the years ended December 31, 2011, 2010 and 2009, the Company’s contribution totaled $0, $41,000 and $213,000, respectively.

Salary Continuation and Retirement Agreements

Salary continuation and retirement agreements are in place for three key executives and seven members of the Board of Directors. Under these agreements, the directors and executives will receive monthly payments for twelve to fifteen years, respectively, after retirement. The estimated present value of these future benefits is accrued over the period from the effective dates of the agreements until the participants’ expected retirement dates. The expense recognized under these plans for the years ended December 31, 2011, 2010 and 2009 totaled $385,000, $342,000 and $330,000, respectively. Accrued compensation payable under these plans totaled $3,784,000 and $3,613,000 at December 31, 2011 and 2010, respectively.

In connection with these agreements, the Bank purchased single premium life insurance policies with cash surrender values totaling $10,815,000 and $10,463,000 at December 31, 2011 and 2010, respectively. Income earned on these policies, net of expenses, totaled $352,000, $351,000 and $346,000 for the years ended December 31, 2011, 2010 and 2009, respectively.

PLUMAS BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

18.	COMPREHENSIVE INCOME (LOSS)

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

At December 31, 2011, 2010 and 2009, the Company held securities classified as available-for-sale which had unrealized gains as follows:

	September 30,	September 30,	September 30,
	Before Tax	Tax Benefit (Expense)	After Tax
For the Year Ended December 31, 2011
Total other comprehensive income:

Unrealized holding gains	$1,023,000	$(422,000)	$601,000
Reclassification adjustment for gains included in net income	(666,000)	275,000	(391,000)

Total other comprehensive income	$357,000	$(147,000)	$210,000

	September 30,	September 30,	September 30,
	Before Tax	Tax Benefit (Expense)	After Tax
For the Year Ended December 31, 2010
Total other comprehensive loss:

Unrealized holding gains	$12,000	$(5,000)	$7,000
Reclassification adjustment for gains included in net income	(1,160,000)	479,000	(681,000)

Total other comprehensive loss	$(1,148,000)	$474,000	$(674,000)

For the Year Ended December 31, 2009
Total other comprehensive income:

Unrealized gains on securities transferred from held-to-maturity to available for-sale	$335,000	$(138,000)	$197,000
Unrealized holding gains	184,000	(75,000)	109,000
Reclassification adjustment for gains included in net loss	(10,000)	—	(10,000)

Total other comprehensive income	$509,000	$(213,000)	$296,000

PLUMAS BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

19.	INTANGIBLE ASSETS

During 2003, the Company acquired certain assets and liabilities of five branches from another bank. Upon acquisition, premises and equipment were valued at fair value and a core deposit premium was recorded as an intangible asset. This core deposit premium is amortized using the straight-line method over ten years. Annually, the intangible asset is analyzed for impairment.

At December 31, 2011, 2010 and 2009, no impairment of the intangible asset has been recognized in the consolidated financial statements. Amortization expense totaled $173,000 for each of the years ended December 31, 2011, 2010 and 2009.

The gross carrying amount of intangible assets and accumulated amortization was:

	September 30,	September 30,	September 30,	September 30,
	December 31, 2011		December 31, 2010
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization

Core Deposit Intangibles	$1,709,000	$1,407,000	$1,709,000	$1,234,000

The estimated remaining intangible amortization is as follows:

September 30,
Year Ending December 31,
2012	$173,000
2013	129,000

$302,000

PLUMAS BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

20.	PARENT ONLY CONDENSED FINANCIAL STATEMENTS

CONDENSED BALANCE SHEET

December 31, 2011 and 2010

	September 30,	September 30,
	2011	2010
ASSETS

Cash and cash equivalents	$660,000	$626,000
Investment in bank subsidiary	48,822,000	47,399,000
Other assets	1,086,000	1,071,000

Total assets	$50,568,000	$49,096,000

LIABILITIES AND SHAREHOLDERS’ EQUITY

Other liabilities	$624,000	$798,000
Junior subordinated deferrable interest debentures	10,310,000	10,310,000

Total liabilities	10,934,000	11,108,000

Shareholders’ equity:
Preferred stock	11,769,000	11,682,000
Common stock	5,998,000	6,027,000
Retained earnings	21,709,000	20,331,000
Accumulated other comprehensive income (loss)	158,000	(52,000)

Total shareholders’ equity	39,634,000	37,988,000

Total liabilities and shareholders’ equity	$50,568,000	$49,096,000

CONDENSED STATEMENT OF OPERATIONS

For the Years Ended December 31, 2011, 2010 and 2009

	September 30,	September 30,	September 30,
	2011	2010	2009
Income:
Earnings from investment in Plumas Statutory Trusts I and II	10,000	9,000	11,000

Expenses:
Interest on junior subordinated deferrable interest debentures	326,000	312,000	371,000
Other expenses	199,000	242,000	808,000

Total expenses	525,000	554,000	1,179,000

Loss before equity in undistributed income of subsidiary	(515,000)	(545,000)	(1,168,000)

Equity in undistributed income (loss) of subsidiary	1,244,000	1,292,000	(8,452,000)

Income (loss) before income taxes	729,000	747,000	(9,620,000)

Income tax benefit	212,000	224,000	474,000

Net income (loss)	$941,000	$971,000	$(9,146,000)

PLUMAS BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

20.	PARENT ONLY CONDENSED FINANCIAL STATEMENTS (Continued)

CONDENSED STATEMENT OF CASH FLOWS

For the Years Ended December 31, 2011, 2010 and 2009

	September 30,	September 30,	September 30,
	2011	2010	2009
Cash flows from operating activities:
Net income (loss)	$941,000	$971,000	$(9,146,000)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Undistributed (income) loss of subsidiary	(1,244,000)	(1,292,000)	8,452,000
Stock-based compensation expense	2,000	10,000	47,000
(Increase) decrease in other assets	(15,000)	(619,000)	124,000
Increase in other liabilities	350,000	(4,000)	115,000

Net cash provided by (used in) operating activities	34,000	(934,000)	(408,000)

Cash flows from investing activities:
Investment in bank subsidiary		(2,000,000)	(8,000,000)

Net cash used in investing activities		(2,000,000)	(8,000,000)

Cash flows from financing activities:
Payment of cash dividends on preferred stock		(150,000)	(473,000)
Issuance of preferred stock, net of discount			11,517,000
Issuance of common stock warrant			407,000
Proceeds from the exercise of stock options			5,000

Net cash (used in) provided by financing activities		(150,000)	11,456,000

Increase (decrease) in cash and cash equivalents	34,000	(3,084,000)	3,048,000

Cash and cash equivalents at beginning of year	626,000	3,710,000	662,000

Cash and cash equivalents at end of year	$660,000	$626,000	$3,710,000