Form 10-Q
period 2012-03-31
PLUMAS BANCORP
filed 2012-05-07
CIK 1168455

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED March 31, 2012

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

Indicated by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).     Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer	☐	Accelerated Filer	☐

Non-Accelerated Filer	☐	Smaller Reporting Company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes   ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of May 4, 2012. 4,776,339 shares

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

PLUMAS BANCORP

CONDENSED CONSOLIDATED BALANCE SHEET

(Unaudited)

(In thousands, except share data)

	March 31, 2012	December 31, 2011
Assets
Cash and cash equivalents	$68,661	$63,076
Investment securities available for sale	57,777	57,917
Loans, less allowance for loan losses of $6,722 at March 31, 2012 and $6,908 at December 31, 2011	287,512	287,432
Premises and equipment, net	13,296	13,457
Bank owned life insurance	10,900	10,815
Real estate and vehicles acquired through foreclosure	8,023	8,680
Accrued interest receivable and other assets	14,049	13,972

Total assets	$460,218	$455,349

Liabilities and Shareholders’ Equity

Deposits:
Non-interest bearing	$124,689	$125,931
Interest bearing	273,929	265,209

Total deposits	398,618	391,140
Repurchase agreements	5,283	8,279
Accrued interest payable and other liabilities	6,042	5,986
Junior subordinated deferrable interest debentures	10,310	10,310

Total liabilities	420,253	415,715

Commitments and contingencies (Note 6)	—	—

Shareholders’ equity:
Serial preferred stock, no par value; 10,000,000 shares authorized; 11,949 issued and outstanding at March 31, 2012 and December 31, 2011; aggregate liquidation value of $13,219 at March 31, 2012 and $13,069 at December 31, 2011.	11,790	11,769
Common stock, no par value; 22,500,000 shares authorized; issued and outstanding – 4,776,339 shares at March 31, 2012 and December 31, 2011	6,064	5,998
Retained earnings	21,912	21,709
Accumulated other comprehensive income	199	158

Total shareholders’ equity	39,965	39,634

Total liabilities and shareholders’ equity	$460,218	$455,349

See notes to unaudited condensed consolidated financial statements.

PLUMAS BANCORP

CONDENSED CONSOLIDATED STATEMENT OF INCOME

(Unaudited)

(In thousands, except per share data)

	For the Three Months Ended March 31,
	2012	2011
Interest Income:
Interest and fees on loans	$4,228	$4,382
Interest on investment securities	185	355
Other	33	29

Total interest income	4,446	4,766

Interest Expense:
Interest on deposits	240	500
Interest on repurchase agreements	6	—
Interest on junior subordinated deferrable interest debentures	78	76
Other	14	10

Total interest expense	338	586

Net interest income before provision for loan losses	4,108	4,180
Provision for Loan Losses	600	1,700

Net interest income after provision for loan losses	3,508	2,480
Non-Interest Income:
Service charges	872	828
Gain on sale of loans	234	722
Earnings on Bank owned life insurance	85	93
Gain on sale of investments	51	165
Other	185	195

Total non-interest income	1,427	2,003
Non-Interest Expenses:
Salaries and employee benefits	2,318	2,371
Occupancy and equipment	758	805
Other	1,509	1,048

Total non-interest expenses	4,585	4,224

Income before provision for income taxes	350	259
Provision for Income Taxes	126	36

Net income	$224	$223

Preferred Stock Dividends and Discount Accretion	(171)	(171)

Net income available to common shareholders	$53	$52

Basic income per common share	$0.01	$0.01

Diluted income per common share	$0.01	$0.01

See notes to unaudited condensed consolidated financial statements.

PLUMAS BANCORP

CONDENSED CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME

(Unaudited)

(In thousands)

	For the Three Months Ended March 31,
	2012	2011
Net income	$224	$223
Other comprehensive income net of tax:
Unrealized gains on securities:
Change in net unrealized gains, net	71	19
Less: Reclassification adjustments for net gains included in net income	(30)	(100)

Total comprehensive income	$265	$142

See notes to unaudited condensed consolidated financial statements.

PLUMAS BANCORP

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

(Unaudited)

(In thousands)

	For the Three Months Ended March 31,
	2012	2011
Cash Flows from Operating Activities:
Net income	$224	$223
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	600	1,700
Change in deferred loan origination costs/fees, net	(182)	(89)
Depreciation and amortization	317	371
Stock-based compensation expense	66	(83)
Amortization of investment security premiums	157	113
Gain on sale of investments	(51)	(165)
Gain on sale of loans held for sale	(234)	(722)
Loans originated for sale	(3,307)	(4,915)
Proceeds from loan sales	4,234	5,238
Provision (benefit) from change in OREO valuation	187	(400)
Earnings on bank-owned life insurance	(85)	(92)
(Increase) decrease in accrued interest receivable and other assets	(114)	135
Increase (decrease) in accrued interest payable and other liabilities	56	(590)

Net cash provided by operating activities	1,868	724

Cash Flows from Investing Activities:
Proceeds from matured and called available-for-sale investment securities	6,180	7,000
Proceeds from principal repayments from available-for-sale government-sponsored mortgage-backed securities	2,327	1,845
Purchases of available-for-sale securities	(12,873)	(14,185)
Proceeds from sale of available-for-sale securities	4,471	3,921
Net (increase) decrease in loans	(1,273)	5,463
Proceeds from sale of other real estate	499	334
Proceeds from sale of other vehicles	20	7
Purchase of premises and equipment	(116)	(55)

Net cash (used in) provided by investing activities	(765)	4,330

Continued on next page.

PLUMAS BANCORP

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

(Unaudited)

(In thousands)

(Continued)

	For the Three Months Ended March 31,
	2012	2011
Cash Flows from Financing Activities:
Net increase (decrease) in demand, interest bearing and savings deposits	$9,333	$(1,428)
Net decrease in time deposits	(1,855)	(8,534)
Net decrease in securities sold under agreements to repurchase	(2,996)	—

Net cash provided by (used in) financing activities	4,482	(9,962)

Increase (decrease) in cash and cash equivalents	5,585	(4,908)
Cash and Cash Equivalents at Beginning of Year	63,076	64,628

Cash and Cash Equivalents at End of Period	$68,661	$59,720

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:
Interest expense	$266	$586

Non-Cash Investing Activities:
Real estate and vehicles acquired through foreclosure	$45	$152

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

2. REGULATORY MATTERS

On February 15, 2012, the Bank received notice from the Federal Deposit Insurance Corporation (FDIC) and the California Department of Financial Institutions (“DFI”) that the Consent Order (“Order”) with the FDIC and the DFI which was effective on March 16, 2011 had been terminated. While the Bank is no longer subject to an Order, the Bank has entered into an informal agreement with the FDIC and DFI which, among other things, requests that the Bank continue to maintain a Tier 1 Leverage Capital Ratio of 9% which is in excess of that required for well capitalized institutions and continue to reduce its level of classified asset balances that were outstanding as of September 30, 2011 to not more than 50% of Tier 1 Capital plus the allowance for loan losses. At March 31, 2012 this ratio was 59% down from 68% at December 31, 2011 and the Bank’s tier 1 leverage capital ratio was 10.1%.

On July 28, 2011 the Company entered into an agreement with the Federal Reserve Bank of San Francisco (the “FRB Agreement”). Under the terms of the FRB Agreement, Plumas Bancorp has agreed to take certain actions that are designed to maintain its financial soundness so that it may continue to serve as a source of strength to the Bank. Among other things, the FRB Agreement requires prior written approval related to the payment or taking of dividends and distributions, making any distributions of interest, principal or other sums on subordinated debentures or trust preferred securities, incurrence of debt, and the purchase or redemption of stock. In addition, the FRB Agreement requires Plumas Bancorp to annually submit a written statement of Plumas Bancorp’s planned sources and uses of cash for debt service, operating expense and other purposes (“Cash Flow Statement”). The Company has submitted the Cash Flow Statements within the required time frames.

3. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The condensed consolidated financial statements include the accounts of the Company and the accounts of its wholly-owned subsidiary, Plumas Bank. Plumas Statutory Trust I and Plumas Statutory Trust II are not consolidated into the Company’s consolidated financial statements and, accordingly, are accounted for under the equity method. In the opinion of management, the unaudited condensed consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the Company’s financial position at March 31, 2012 and the results of its operations and its cash flows for the three-month periods ended March 31, 2012 and 2011. Our condensed consolidated balance sheet at December 31, 2011 is derived from audited financial statements. Certain reclassifications have been made to prior period’s balances to conform to classifications used in 2012.

The unaudited condensed consolidated financial statements of the Company have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim reporting on Form 10-Q. Accordingly, certain disclosures normally presented in the notes to the annual consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been omitted. The Company believes that the disclosures are adequate to make the information not misleading. These interim financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s 2011 Annual Report to Shareholders on Form 10-K. The results of operations for the three-month period ended March 31, 2012 may not necessarily be indicative of future operating results. In preparing such financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the balance sheet and revenues and expenses for the periods reported. Actual results could differ significantly from those estimates.

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

4. INVESTMENT SECURITIES AVAILABLE FOR SALE

The amortized cost and estimated fair value of investment securities at March 31, 2012 and December 31, 2011 consisted of the following:

	March 31, 2012
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Debt securities:
U.S. Government-sponsored agencies	$31,364,000	$62,000	$(19,000)	$31,407,000
U.S. Government-sponsored agencies collateralized by mortgage obligations	26,074,000	320,000	(24,000)	26,370,000

	$57,438,000	$382,000	$(43,000)	$57,777,000

Unrealized gains on available-for-sale investment securities totaling $339,000 were recorded, net of $140,000 in tax expense, as accumulated other comprehensive income within shareholders’ equity at March 31, 2012. During the three months ended March 31, 2012, the Company sold three available-for-sale securities for total proceeds of $4,471,000, which resulted in the recognition of a $51,000 gross gain on sale. During the three months ended March 31, 2011 the Company sold ten available-for-sale securities for total proceeds of $3,921,000, which resulted in the recognition of a $165,000 gross gain on sale. No securities were sold at a loss.

	December 31, 2011
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Debt securities:
U.S. Government-sponsored agencies	$32,708,000	$92,000	$(23,000)	$32,777,000
U.S. Government-sponsored agencies collateralized by mortgage obligations	24,941,000	251,000	(52,000)	25,140,000

	$57,649,000	$343,000	$(75,000)	$57,917,000

Net unrealized gains on available-for-sale investment securities totaling $268,000 were recorded, net of $110,000 in tax expense, as accumulated other comprehensive income within shareholders’ equity at December 31, 2011. During the year ended December 31, 2011 the Company sold twenty-seven available-for-sale securities for total proceeds of $29,404,000, resulting in the recognition of $666,000 gross gain on sale. No securities were sold at a loss.

Investment securities with unrealized losses at March 31, 2012 are summarized and classified according to the duration of the loss period as follows:

	Less than 12 Months
	Fair	Unrealized
	Value	Losses
Debt securities:
U.S. Government-sponsored agencies	$8,512,000	$19,000
U.S. Government-sponsored agencies collateralized by mortgage obligations	8,727,000	24,000

	$17,239,000	$43,000

Investment securities with unrealized losses at December 31, 2011 are summarized and classified according to the duration of the loss period as follows:

	Less than 12 Months
	Fair	Unrealized
	Value	Losses
Debt securities:
U.S. Government-sponsored agencies	$11,044,000	$23,000
U.S. Government-sponsored agencies collateralized by mortgage obligations	9,144,000	52,000

	$20,188,000	$75,000

There were no securities in a loss position for more than one year as of March 31, 2012 and December 31, 2011.

At March 31, 2012, the Company held 48 securities of which 10 were in a loss position. Of the securities in a loss position, all were in a loss position for less than twelve months. Of the 10 securities, 5 are U.S. Government-sponsored agencies and 5 are U.S. Government-sponsored agencies collateralized by mortgage obligations. The unrealized losses primarily relate to changes in interest rates and other market conditions. All of the securities continue to pay as scheduled. When analyzing an issuer’s financial condition, management considers the length of time and extent to which the market value has been less than cost; the historical and implied volatility of the security; the financial condition of the issuer of the security; and the Company’s intent and ability to hold the security to recovery. As of March 31, 2012, management does not have the intent to sell these securities nor does it believe it is more likely than not that it will be required to sell these securities before the recovery of its amortized cost basis. Based on the Company’s evaluation of the above and other relevant factors, the Company does not believe the securities that are in an unrealized loss position as of March 31, 2012 are other than temporarily impaired.

The amortized cost and estimated fair value of investment securities at March 31, 2012 by contractual maturity are shown below. Expected maturities will differ from contractual maturities because the issuers of the securities may have the right to call or prepay obligations with or without call or prepayment penalties.

	Estimated	Estimated
	Amortized	Fair
	Cost	Value
After one year through five years	31,364,000	31,407,000
Investment securities not due at a single maturity date:
Government-guaranteed mortgage- backed securities	26,074,000	26,370,000

	$57,438,000	$57,777,000

Investment securities with amortized costs totaling $49,991,000 and $44,878,000 and estimated fair values totaling $50,300,000 and $45,149,000 at March 31, 2012 and December 31, 2011, respectively, were pledged to secure deposits and repurchase agreements.

5. LOANS AND THE ALLOWANCE FOR LOAN LOSSES

Outstanding loans are summarized below, in thousands:

	March 31, 2012	December 31, 2011
Commercial	$29,811	$30,235
Agricultural	38,086	38,868
Real estate – residential	36,849	39,019
Real estate – commercial	118,395	119,412
Real estate – construction and land development	18,934	17,063
Equity lines of credit	38,058	37,581
Installment	2,761	2,515
Other	10,718	9,172

	293,612	293,865
Deferred loan costs, net	622	475
Allowance for loan losses	(6,722)	(6,908)

	$287,512	$287,432

The recorded investment in impaired loans totaled $23,654,000 and $24,402,000 at March 31, 2012 and December 31, 2011. The Company had specific allowances for loan losses of $1,907,000 on impaired loans of $12,430,000 at March 31, 2012 as compared to specific allowances for loan losses of $2,066,000 on impaired loans of $14,130,000 at December 31, 2011. The balance of impaired loans in which no specific reserves were required totaled $11,224,000 and $10,272,000 at March 31, 2012 and December 31, 2011, respectively. The average recorded investment in impaired loans for the three months ended March 31, 2012 and March 31, 2011 was $23,944,000 and $28,269,000, respectively. The Company recognized $127,000 and $154,000 in interest income on a cash basis for impaired loans during the three months ended March 31, 2012 and 2011, respectively.

Included in impaired loans are troubled debt restructurings. A troubled debt restructuring is a formal restructure of a loan where the Company for economic or legal reasons related to the borrower’s financial difficulties, grants a concession to the borrower. The concessions may be granted in various forms, one or a combination of the following: a reduction of the stated interest rate of the loan; an extension of the maturity date at a stated rate of interest lower than the current market rate for new debt with similar risk; or a permanent reduction of the recorded investment in the loan.

The book balance of troubled debt restructurings at March 31, 2012 and December 31, 2011 was $12,690,000 and $12,188,000, respectively. The Company has allocated $1,047,000 and $1,164,000 of specific reserves on loans to customers whose loan terms have been modified in troubled debt restructurings as of March 31, 2012 and December 31, 2011. The Company has not committed to lend additional amounts on loans classified as troubled debt restructurings at March 31, 2012 and December 31, 2011.

During the three month period ended March 31, 2012 and December 31, 2011, the terms of certain loans were modified as troubled debt restructurings. Modifications involving a reduction of the stated interest rate of the loan were for periods ranging from 1 month to 2 years. Modifications involving an extension of the maturity date were for periods ranging from 1 month to 10 years.

The following table presents loans by class modified as troubled debt restructurings that occurred during the three months ended March 31, 2012, dollars in thousands:

		Pre-Modification	Post-Modification
		Outstanding	Outstanding
	Number of	Recorded	Recorded
	Loans	Investment	Investment
Troubled Debt Restructurings:
Commercial	1	$24	$24
Real estate – residential	2	819	800
Real estate – commercial	2	1,274	1,274

Total	5	$2,117	$2,098

The troubled debt restructurings described above increased the allowance for loan losses by $4,000 and resulted in no charge offs during the three months ended March 31, 2012.

There were no loans modified as troubled debt restructurings for which there was a payment default within twelve months following the modification during the three months ended March 31, 2012.

The following table presents loans by class modified as troubled debt restructurings that occurred during the twelve months ending December 31, 2011, dollars in thousands:

	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Troubled Debt Restructurings:
Commercial	2	$129	$129
Agricultural	4	996	996
Real estate-construction and land development	5	4,977	4,977
Equity LOC	1	787	787
Other	19	179	179

Total	31	$7,068	$7,068

The troubled debt restructurings described above increased the allowance for loan losses by $132,000 and resulted in no charge offs during the year ending December 31, 2011.

The following table presents loans by class modified as troubled debt restructurings for which there was a payment default within twelve months following the modification during the year ending December 31, 2011:

	Number of	Recorded
	Loans	Investment
Troubled Debt Restructurings:
Agricultural	3	$630,000
Real estate—construction and land development	2	139,000
Equity LOC	1	787,000

Total	6	$1,556,000

A loan is considered to be in payment default once it is 90 days contractually past due under the modified terms. The troubled debt restructurings that subsequently defaulted described above increased the allowance for loan losses by $81,000 and resulted in charge offs of $51,000 during the year ending December 31, 2011.

The terms of certain other loans were modified during the three months ending March 31, 2012 that did not meet the definition of a troubled debt restructuring. These loans have a total recorded investment as of March 31, 2012 of $2.4 million. The terms of certain other loans were modified during the year ending December 31, 2011 that did not meet the definition of a troubled debt restructuring. These loans have a total recorded investment as of December 31, 2011 of $13.5 million. The modification of these loans involved either a modification of the terms of a loan to borrowers who were not experiencing financial difficulties or a delay in a payment that was considered to be insignificant.

In order to determine whether a borrower is experiencing financial difficulty, an evaluation is performed of the probability that the borrower will be in payment default on any of its debt in the foreseeable future without the modification. This evaluation is performed under the Company’s internal underwriting policy.

Certain loans which were modified during the three months ended March 31, 2012 and twelve months ended December 31, 2011 did not meet the definition of a troubled debt restructuring as the modification was a delay in a payment ranging from 30 days to 3 months that was considered to be insignificant.

At March 31, 2012 and December 31, 2011, nonaccrual loans totaled $15,949,000 and $16,757,000, respectively. Interest foregone on nonaccrual loans totaled $200,000 and $466,000 for the three months ended March 31, 2012 and 2011, respectively. Loans past due 90 days or more and on accrual status totaled $55,000 and $72,000 at March 31, 2012 and December 31, 2011, respectively.

Salaries and employee benefits totaling $195,000 and $141,000 have been deferred as loan origination costs during the three months ended March 31, 2012 and 2011, respectively.

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

Loss – Loans classified as loss are considered uncollectible and charged off immediately

The following table shows the loan portfolio allocated by management’s internal risk ratings at the dates indicated, in thousands:

	Commercial Credit Exposure
March 31, 2012	Credit Risk Profile by Internally Assigned Grade
	Commercial	Agricultural	Real Estate- Residential	Real Estate- Commercial	Real Estate- Construction	Equity LOC	Total
Grade:
Pass	$26,245	$34,815	$32,285	$101,621	$13,651	$34,654	$243,271
Watch	1,289	1,197	712	5,884	49	1,249	10,380
Substandard	2,111	2,074	3,852	10,890	5,234	2,122	26,283
Doubtful	166	—	—	—	—	33	199

Total	$29,811	$38,086	$36,849	$118,395	$18,934	$38,058	$280,133

	Commercial Credit Exposure
December 31, 2011	Credit Risk Profile by Internally Assigned Grade
	Commercial	Agricultural	Real Estate- Residential	Real Estate- Commercial	Real Estate- Construction	Equity LOC	Total
Grade:
Pass	$26,077	$34,882	$34,049	$101,395	$11,383	$34,296	$242,082
Watch	1,562	1,595	629	5,575	50	1,300	10,711
Substandard	2,433	2,391	4,327	12,442	5,630	1,974	29,197
Doubtful	163	—	14	—	—	11	188

Total	$30,235	$38,868	$39,019	$119,412	$17,063	$37,581	$282,178

	Consumer Credit Exposure			Consumer Credit Exposure
	Credit Risk Profile Based on Payment Activity			Credit Risk Profile Based on Payment Activity
	March 31, 2012			December 31, 2011
	Installment	Other	Total	Installment	Other	Total
Grade:
Performing	$2,712	$10,604	$13,316	$2,465	$9,024	$11,489
Non-performing	49	114	163	50	148	198

Total	$2,761	$10,718	$13,479	$2,515	$9,172	$11,687

The following tables show the allocation of the allowance for loan losses by impairment methodology at the dates indicated, in thousands:

Allowance for Loan Losses

Three months ended

			Real Estate—	Real Estate—	Real Estate—
	Commercial	Agricultural	Residential	Commercial	Construction	Equity LOC	Installment	Other	Total
March 31, 2012:
Beginning balance	$1,025	$330	$698	$1,925	$2,006	$635	$117	$172	$6,908
Charge-offs	(252)	(250)	(39)	(97)	(122)	—	(29)	(55)	(844)
Recoveries	10	—	—	2	—	3	32	11	58
Provision	320	136	(125)	9	126	95	(19)	58	600

Ending balance	$1,103	$216	$534	$1,839	$2,010	$733	$101	$186	$6,722

March 31, 2011:
Beginning balance	$760	$184	$632	$1,819	$3,011	$652	$66	$200	$7,324
Charge-offs	(79)	(94)	(48)	—	—	(71)	(52)	(57)	(401)
Recoveries	6	102	—	—	—	—	4	24	136
Provision	257	(22)	107	221	983	67	81	6	1,700

Ending balance	$944	$170	$691	$2,040	$3,994	$648	$99	$173	$8,759

March 31, 2012:
Allowance for Loan Losses
Ending balance	$1,103	$216	$534	$1,839	$2,010	$733	$101	$186	$6,722

Ending balance: individually evaluated for impairment	$446	$—	$164	$215	$855	$227	$—	$—	$1,907

Ending balance: collectively evaluated for impairment	$657	$216	$370	$1,624	$1,155	$506	$101	$186	$4,815

Loans
Ending balance	$29,811	$38,086	$36,849	$118,395	$18,934	$38,058	$2,761	$10,718	$293,612

Ending balance: individually evaluated for impairment	$4,902	$1,021	$3,771	$5,464	$6,588	$1,800	$49	$59	$23,654

Ending balance: collectively evaluated for impairment	$24,909	$37,065	$33,078	$112,931	$12,346	$36,258	$2,712	$10,659	$269,958

December 31, 2011:
Allowance for Loan Losses
Ending balance	$1,025	$330	$698	$1,925	$2,006	$635	$117	$172	$6,908

Ending balance: individually evaluated for impairment	$310	$250	$355	$148	$901	$101	$1	$—	$2,066

Ending balance: collectively evaluated for impairment	$715	$80	$343	$1,777	$1,105	$534	$116	$172	$4,842

Loans
Ending balance	$30,235	$38,868	$39,019	$119,412	$17,063	$37,581	$2,515	$9,172	$293,865

Ending balance: individually evaluated for impairment	$4,946	$1,268	$4,257	$5,557	$6,754	$1,494	$50	$76	$24,402

Ending balance: collectively evaluated for impairment	$25,289	$37,600	$34,762	$113,855	$10,309	$36,087	$2,465	$9,096	$269,463

The following table shows an aging analysis of the loan portfolio by the time past due, in thousands:

	30-89 Days	90 Days and Still		Total
	Past Due	Accruing	Nonaccrual	Past Due	Current	Total
As of March 31, 2012:
Commercial:
Commercial	$120	$—	$4,751	$4,871	$24,940	$29,811
Agricultural	905	—	753	1,658	36,428	38,086
Real estate – construction	62	—	499	561	18,373	18,934
Real estate – commercial	1,959	—	5,464	7,423	110,972	118,395
Residential:
Real estate – residential	157	—	2,585	2,742	34,107	36,849
Equity LOC	127	—	1,789	1,916	36,142	38,058
Consumer:
Installment	2	—	49	51	2,710	2,761
Other	236	55	59	350	10,368	10,718

Total	$3,568	$55	$15,949	$19,572	$274,040	$293,612

As of December 31, 2011:
Commercial:
Commercial	$456	$—	$4,819	$5,275	$24,960	$30,235
Agricultural	—	—	999	999	37,869	38,868
Real estate – construction	1,113	—	634	1,747	15,316	17,063
Real estate – commercial	1,939	—	5,557	7,496	111,916	119,412
Residential:
Real estate – residential	461	—	3,141	3,602	35,417	39,019
Equity LOC	775	—	1,481	2,256	35,325	37,581
Consumer:
Installment	31	—	50	81	2,434	2,515
Other	351	72	76	499	8,673	9,172

Total	$5,126	$72	$16,757	$21,955	$271,910	$293,865

The following table shows information related to impaired loans at the dates indicted, in thousands:

	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
As of March 31, 2012:
With no related allowance recorded:
Commercial	$2,450	$2,825		$2,707	$9
Agricultural	1,021	1,501		1,145	5
Real estate – construction	1,818	2,192		1,733	25
Real estate – commercial	2,586	2,659		2,596	—
Real estate – residential	2,016	2,113		2,123	21
Equity Lines of Credit	1,225	1,225		1,207	4
Installment	49	49		57	1
Other	59	59		68	2
With an allowance recorded:
Commercial	2,452	2,452	$446	2,353	—
Agricultural	—	—	—	—	—
Real estate – construction	4,770	4,770	855	4,776	43
Real estate – commercial	2,878	2,902	215	2,881	13
Real estate – residential	1,755	1,755	164	1,771	3
Equity Lines of Credit	575	575	227	527	1
Installment	—	—	—	—	—
Other	—	—	—	—	—
Total:
Commercial	4,902	5,277	446	5,060	9
Agricultural	1,021	1,501	—	1,145	5
Real estate – construction	6,588	6,962	855	6,509	68
Real estate – commercial	5,464	5,561	215	5,477	13
Real estate – residential	3,771	3,868	164	3,894	24
Equity Lines of Credit	1,800	1,800	227	1,734	5
Installment	49	49	—	57	1
Other	59	59	—	68	2

Total	$23,654	$25,077	$1,907	$23,944	$127

As of December 31, 2011:
With no related allowance recorded:
Commercial	$2,506	$2,882		$2,458	$56
Agricultural	923	1,153		931	62
Real estate – construction	1,955	2,210		6,911	117
Real estate – commercial	1,707	1,707		4,751	70
Real estate – residential	1,711	1,739		2,069	106
Equity Lines of Credit	1,345	1,345		1,285	22
Installment	49	49		91	2
Other	76	76		102	10
With an allowance recorded:
Commercial	2,440	2,440	$310	1,349	25
Agricultural	345	345	250	345	—
Real estate – construction	4,799	4,850	901	2,521	186
Real estate – commercial	3,850	3,850	148	1,664	—
Real estate – residential	2,546	2,546	355	1,005	9
Equity Lines of Credit	149	149	101	53	1
Installment	1	1	1	1	—
Other	—	—	—	—	—
Total:
Commercial	4,946	5,322	310	3,807	81
Agricultural	1,268	1,498	250	1,276	62
Real estate – construction	6,754	7,060	901	9,432	303
Real estate – commercial	5,557	5,557	148	6,415	70
Real estate – residential	4,257	4,285	355	3,074	115
Equity Lines of Credit	1,494	1,494	101	1,338	23
Installment	50	50	1	92	2
Other	76	76	—	102	10

Total	$24,402	$25,342	$2,066	$25,536	$666

6. COMMITMENTS AND CONTINGENCIES

The Company is party to claims and legal proceedings arising in the ordinary course of business. In the opinion of the Company’s management, the amount of ultimate liability with respect to such proceedings will not have a material adverse effect on the financial condition or result of operations of the Company taken as a whole.

In the normal course of business, there are various outstanding commitments to extend credit, which are not reflected in the financial statements, including loan commitments of $77,772,000 and $79,164,000 and stand-by letters of credit of $110,000 and $50,000 at March 31, 2012 and December 31, 2011, respectively.

Of the loan commitments outstanding at March 31, 2012, $4,491,000 are real estate construction loan commitments that are expected to fund within the next twelve months. The remaining commitments primarily relate to revolving lines of credit or other commercial loans, and many of these are expected to expire without being drawn upon. Therefore, the total commitments do not necessarily represent future cash requirements. Each loan commitment and the amount and type of collateral obtained, if any, are evaluated on an individual basis. Collateral held varies, but may include real property, bank deposits, debt or equity securities or business assets.

Stand-by letters of credit are conditional commitments written to guarantee the performance of a customer to a third party. These guarantees are primarily related to the purchases of inventory by commercial customers and are typically short-term in nature. Credit risk is similar to that involved in extending loan commitments to customers and accordingly, evaluation and collateral requirements similar to those for loan commitments are used. The deferred liability related to the Company’s stand-by letters of credit was not significant at March 31, 2012 or December 31, 2011.

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

	For the Three Months
	Ended March 31,
(In thousands, except per share data)	2012	2011
Net Income:
Net income	$224	$223
Dividends and discount accretion on preferred shares	(171)	(171)

Net income available to common shareholders	$53	$52

Basic and Diluted Earnings Per Share:	$0.01	$0.01
Basic and Diluted Weighted Average Number of Shares Outstanding:	4,776	4,776

Shares of common stock issuable under stock options for which the exercise prices were greater than the average market prices were not included in the computation of diluted earnings per share due to their antidilutive effect. Stock options not included in the computation of diluted earnings per share, due to shares not being in the-money and having an antidilutive effect, were 480,000 and 559,000 for the three month periods ended March 31, 2012 and 2011, respectively.

8. STOCK-BASED COMPENSATION

In 2001, the Company established a Stock Option Plan for which 479,980 shares of common stock remain reserved for issuance to employees and directors and no shares are available for future grants as of March 31, 2012. The Plan requires that the option price may not be less than the fair market value of the stock at the date the option is granted, and that the stock must be paid in full at the time the option is exercised. Payment in full for the option price must be made in cash or with Company common stock previously acquired by the optionee and held by the optionee for a period of at least six months. The Plan does not provide for the settlement of awards in cash and new shares are issued upon option exercise. The options expire on dates determined by the Board of Directors, but not later than ten years from the date of grant. Upon grant, options vest ratably over a three to five year period.

The Company determines the fair value of the options previously granted on the date of grant using a Black-Scholes-Merton option pricing model that uses assumptions based on expected option life, expected stock volatility and the risk-free interest rate. The expected volatility assumptions used by the Company are based on the historical volatility of the Company’s common stock over the most recent period commensurate with the estimated expected life of the Company’s stock options. The Company bases its expected life assumption on its historical experience and on the terms and conditions of the stock options it grants to employees. The risk-free rate is based on the U.S. Treasury yield curve for the periods within the contractual life of the options in effect at the time of the grant. The Company also makes assumptions regarding estimated forfeitures that will impact the total compensation expenses recognized under the Plan.

The fair value of each option is estimated on the date of grant using the following assumptions for options granted in 2011. No options were granted during the three months ended March 31, 2012.

Three Months Ended March 31, 2011
Expected life of stock options	5.3 years
Risk-free interest rate	2.26%
Expected stock price volatility	46.1%
Dividend yield	3.05%
Weighted-average fair value of options granted during the period	$0.99

During the three months ended March 31, 2012, the Company recognized compensation costs of $66,000 and an increase in future income tax benefit of $1,000. During the three months ended March 31, 2011, the Company recognized an increase of compensation cost of $50,000 related to a revision in the estimated forfeiture rate.

The following table summarizes information about stock option activity for the three months ended March 31, 2012:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Intrinsic Value (in thousands)
Options outstanding at December 31, 2011	482,780	$8.74
Options granted	—	—
Options exercised	—	—
Options cancelled	(2,800)	$2.95

Options outstanding at March 31, 2012	479,980	$8.77	4.6	$89

Options exercisable at March 31, 2012	312,887	$11.88	3.3	$22

Expected to vest after March 31, 2012	140,477	$2.95	7.0	$56

At March 31, 2012, there was $117,000 of total unrecognized compensation cost related to non-vested stock option awards which is expected to be recognized over a weighted-average period of 3.0 years. The total fair value of options vested during the three months ended March 31, 2012 was $90,000.

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

As part of its analysis, the Company considered the following positive evidence:

•

The Company’s 2009 net loss was largely attributable to losses on its Construction and Land Development portfolio that represented approximately 80% of net charge-offs during the year ended December 31, 2009. This portfolio has decreased from $74 million at December 31, 2008 to $19 million at March 31 2012.

•

The Company’s 2009 net loss was also attributable to significant write-downs on foreclosed construction and land development real estate properties which represented the majority of its provision for losses on other real estate during 2009. During 2010 other real estate write-downs decreased by $4.4 million from $4.8 million during the year ended December 31, 2009 to $356 thousand during 2010. Write-downs on construction and land development real estate owned during 2011 totaled $440 thousand and during the three months ended March 31, 2012 losses on construction and land development real estate owned totaled $155 thousand.

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

Based upon our analysis of available evidence, we have determined that it is “more likely than not” that all of our deferred income tax assets as of March 31, 2012 and December 31, 2011 will be fully realized and therefore no valuation allowance was recorded. On the consolidated balance sheet, net deferred tax assets are included in accrued interest receivable and other assets.

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

Interest expense and penalties associated with unrecognized tax benefits, if any, are classified as income tax expense in the consolidated statement of income. There have been no significant changes to unrecognized tax benefits or accrued interest and penalties for the quarter ended March 31, 2012.

10. FAIR VALUE MEASUREMENT

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

Level 3: Model based techniques that use one significant assumption not observable in the market.These unobservable assumptions reflect the Company’s estimates of assumptions that market participants would use on pricing the asset or liability. Valuation techniques include management judgment and estimation which may be significant.

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

Fair Value of Financial Instruments

The carrying amounts and estimated fair values of financial instruments, at March 31, 2012 and December 31, 2011 are as follows:

		Fair Value Measurements at March 31, 2012 Using:
(Dollars in thousands)	Carrying Value	Level 1	Level 2	Level 3	Total Fair Value
Financial assets:
Cash and cash equivalents	$68,661	$68,661			$68,661
Investment securities	57,777		$57,777		57,777
Loans, net	287,512			$290,982	290,982
FHLB stock	2,043				N/A
Accrued interest receivable	1,534		215	1,319	1,534
Financial liabilities:
Deposits	398,618	320,098	78,749		398,847
Repurchase Agreements	5,283		5,283		5,283
Junior subordinated deferrable interest debentures	10,310			3,492	3,492
Accrued interest payable	855	7	148	700	855

		Fair Value Measurements at December 31, 2011 Using:
(Dollars in thousands)	Carrying Value	Level 1	Level 2	Level 3	Total Fair Value
Financial assets:
Cash and cash equivalents	$63,076	$63,076			$63,076
Investment securities	57,917		$57,917		57,917
Loans, net	287,432			$290,710	290,710
FHLB stock	2,043				N/A
Accrued interest receivable	1,638		241	1,397	1,638
Financial liabilities:
Deposits	391,140	310,765	80,645		391,410
Repurchase Agreements	8,279		8,279		8,279
Junior subordinated deferrable interest debentures	10,310			3,079	3,079
Accrued interest payable	783	7	167	609	783

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

The following methods and assumptions were used by management to estimate the fair value of its financial instruments:

Cash and cash equivalents: The carrying amounts of cash and short-term instruments approximate fair values and are classified as either Level 1.

Investment securities: Fair values for securities available for sale are generally determined by matrix pricing, which is a mathematical technique widely used in the industry to value debt securities without relying exclusively on quoted prices for the specific securities but rather by relying on the securities’ relationship to other benchmark quoted securities (Level 2).

Loans: Fair values of loans, excluding loans held for sale, are estimated as follows: For variable rate loans that reprice frequently and with no significant change in credit risk, fair values are based on carrying values resulting in a Level 3 classification. Fair values for other loans are estimated using discounted cash flow analyses, using interest rates currently being offered for loans with similar terms to borrowers of similar credit quality resulting in a Level 3 classification. Impaired loans are valued at the lower of cost or fair value. The methods utilized to estimate the fair value of loans do not necessarily represent an exit price.

FHLB stock: It was not practicable to determine the fair value of the FHLB stock due to restrictions placed on its transferability.

Deposits: The fair values disclosed for demand deposits, including interest and non-interest demand accounts, savings, and certain types of money market account) are, by definition, equal to the carrying amount at the reporting date resulting in a Level 1 classification. Fair values for fixed rate certificates of deposit are estimated using a discounted cash flows calculation that applies interest rates currently being offered on certificates to a schedule of aggregated expected monthly maturities on time deposits resulting in a Level 2 classification.

Repurchase agreements: The fair value of securities sold under repurchase agreements is estimated based on bid quotations received from brokers using observable inputs and are included as Level 2.

Junior subordinated deferrable interest debentures: The fair values of the Company’s Subordinated Debentures are estimated using discounted cash flow analyses based on the current borrowing rates for similar types of borrowing arrangements resulting in a Level 3 classification.

Commitments to extend credit and letters of credit: The fair value of commitments are estimated using the fees currently charged to enter into similar agreements and are not significant and, therefore, not presented. Commitments to extend credit are primarily for variable rate loans and letters of credit.

Because no market exists for a significant portion of the Company’s financial instruments, fair value estimates are based on judgments regarding current economic conditions, risk characteristics of various financial instruments and other factors. Those estimates that are subjective in nature and involve uncertainties and matters of significant judgment and therefore cannot be determined with precision are included in Level 3. Changes in assumptions could significantly affect the fair values presented.

The following tables present information about the Company’s assets and liabilities measured at fair value on a recurring and non recurring basis as of March 31, 2012 and December 31, 2011, and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value:

Assets and liabilities measured at fair value on a recurring basis at March 31, 2012 are summarized below:

		Fair Value Measurements at March 31, 2012 Using
	Total Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
U.S. Government-sponsored agencies	$31,407,000		$31,407,000
U.S. Government-sponsored agencies collateralized by mortgage obligations	26,370,000		26,370,000

	$57,777,000	$—	$57,777,000	$—

Assets and liabilities measured at fair value on a recurring basis at December 31, 2011 are summarized below:

		Fair Value Measurements at December 31, 2011 Using
	Total Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
U.S. Government-sponsored agencies	$32,777,000		$32,777,000
U.S. Government-sponsored agencies collateralized by mortgage obligations	25,140,000		25,140,000

	$57,917,000	$—	$57,917,000	$—

The fair value of securities available-for-sale equals quoted market price, if available. If quoted market prices are not available, fair value is determined using quoted market prices for similar securities. There were no changes in the valuation techniques used during 2012 or 2011. There were no transfers between levels during the periods ended March 31, 2012. During the year ended December 31, 2011, U.S. Government-sponsored agencies were transferred to Level 2 of the fair values as the Company currently values these securities by relying on the securities’ relationship to other benchmark quoted securities. Changes in fair market value are recorded in other comprehensive income.

Assets and liabilities measured at fair value on a non-recurring basis at March 31, 2012 are summarized below:

		Fair Value Measurements at March 31, 2012 Using
	Total Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Gains (Losses)
Assets:
Impaired loans:
Commercial	$2,817,000			$2,817,000	$(200,000)
Agricultural	245,000			245,000	—
Real estate – residential	2,265,000			2,265,000	83,000
Real estate – commercial	3,532,000			3,532,000	(163,000)
Real estate – construction and land development	4,096,000			4,096,000	(73,000)
Equity lines of credit	348,000			348,000	(115,000)
Installment	—			—	—
Other	—			—	—

Total impaired loans	13,303,000			13,303,000	(468,000)

Other real estate:
Real estate – residential	643,000			643,000	(1,000)
Real estate – commercial	4,516,000			4,516,000	(31,000)
Real estate – construction and land development	2,813,000			2,813,000	(155,000)

Total other real estate	7,972,000			7,972,000	(187,000)

	$21,275,000	$—	$—	$21,275,000	$(655,000)

Assets and liabilities measured at fair value on a non-recurring basis at December 31, 2011 are summarized below:

		Fair Value Measurements at December 31, 2011 Using
	Total Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Gains (Losses)
Assets:
Impaired loans:
Commercial	$2,942,000			$2,942,000	$(315,000)
Agricultural	245,000			245,000	(250,000)
Real estate – residential	2,558,000			2,558,000	(297,000)
Real estate – commercial	3,701,000			3,701,000	(52,000)
Real estate – construction and land development	4,070,000			4,070,000	(402,000)
Equity lines of credit	49,000			49,000	(100,000)
Installment	—			—	(1,000)
Other	—			—	—

Total impaired loans	13,565,000			13,565,000	(1,417,000)

Other real estate:
Real estate – residential	644,000			644,000	(85,000)
Real estate – commercial	5,021,000			5,021,000	(54,000)
Real estate – construction and land development	2,958,000			2,958,000	(440,000)

Total other real estate	8,623,000			8,623,000	(579,000)

	$22,188,000	$—	$—	$22,188,000	$(1,996,000)

The Company has no liabilities which are reported at fair value.

The following methods were used to estimate fair value.

Impaired Loans: The fair value of impaired loans with specific allocations of the allowance for loan losses or loans that have been subject to partial charge-offs are generally based on recent real estate appraisals. These appraisals may utilize a single valuation approach or a combination of approaches including comparable sales and the income approach. Adjustments are routinely made in the appraisal process by the independent appraisers to adjust for differences between the comparable sales and income data available. Such adjustments are usually significant and typically result in a Level 3 classification of the inputs for determining fair value. Total losses of $468,000 and $1,417,000 represent impairment charges recognized during the three months and year ended March 31, 2012 and December 31, 2011, respectively related to the above impaired loans.

Other Real Estate: Nonrecurring adjustments to certain commercial and residential real estate properties classified as other real estate owned (OREO) are measured at fair value, less costs to sell. Fair values are based on recent real estate appraisals. These appraisals may use a single valuation approach or a combination of approaches including comparable sales and the income approach.

Appraisals for both collateral-dependent impaired loans and other real estate owned are performed by certified general appraisers (for commercial properties) or certified residential appraisers (for residential properties) whose qualifications and licenses have been reviewed and verified by the Company. Once received, a member of the Appraisal Department reviews the assumptions and approaches utilized in the appraisal as well as the overall resulting fair value in comparison with via independent data sources such as recent market data or industry-wide statistics. On a quarterly basis, the Company compares the actual selling price of collateral that has been liquidated to the most recent appraised value to determine what additional adjustment should be made to the appraisal value to arrive at fair value. Adjustments are routinely made in the appraisal process by the independent appraisers to adjust for differences between the comparable sales and income data available. Management made no significant adjustments to third-party appraisals to arrive at fair value as of March 31, 2012.

11. Adoption of New Accounting Standards

In May, 2011, the FASB issued an amendment to achieve common fair value measurement and disclosure requirements between U.S. and International accounting principles. Overall, the guidance is consistent with existing U.S. accounting principles; however, there are some amendments that change a particular principle or requirement for measuring fair value or for disclosing information about fair value measurements. The amendments in this guidance are effective for interim and annual reporting periods beginning after December 15, 2011. The effect of adopting this standard did not have a material effect on the Company’s operating results or financial condition, but the additional disclosures are included in Note 10.

In June 2011, the FASB amended existing guidance and eliminated the option to present the components of other comprehensive income as part of the statement of changes in shareholders’ equity. The amendment requires that comprehensive income be presented in either a single continuous statement or in two separate consecutive statements. The amendments in this guidance are effective as of the beginning of a fiscal reporting year, and interim periods within that year, that begins after December 15, 2011. Early adoption is permitted. The implementation of the amended accounting guidance changed the presentation of the components of comprehensive income for the Company from a component of the consolidated statement of shareholder’s equity to a separate statement following the consolidated statement of income.

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

INTRODUCTION

The following discussion and analysis sets forth certain statistical information relating to the Company as of March 31, 2012 and December 31, 2011 and for the three month periods ended March 31, 2012 and 2011. This discussion should be read in conjunction with the condensed consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q and the consolidated financial statements and notes thereto included in Plumas Bancorp’s Annual Report filed on Form 10-K for the year ended December 31, 2011.

Plumas Bancorp trades on The NASDAQ Capital Market under the ticker symbol “PLBC”.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

There have been no changes to the Company’s critical accounting policies from those disclosed in the Company’s 2011 Annual Report to Shareholders on Form 10-K.

This discussion should be read in conjunction with our unaudited condensed consolidated financial statements, including the notes thereto, appearing elsewhere in this report.

OVERVIEW

Earnings increased by $1 thousand from $223 thousand during the first quarter of 2011 to $224 thousand during the current quarter. This increase was related to a $1.1 million decline in the provision for loan losses mostly offset by declines in net interest income of $72 thousand and non-interest income of $576 thousand and increases in non-interest expense of $361 thousand and income tax expense of $90 thousand. The reduction in non-interest income was related to a decrease in gain on sale of investment securities of $114 thousand and a reduction in gain on sale of government guaranteed loans of $488 thousand. Both of these items were abnormally high during the first quarter of 2011. The increase in non-interest expense was related to an increase of $587 thousand in the provision for changes in the valuation of real estate acquired through foreclosure (OREO) valuation from a credit of $400 thousand in the first quarter of 2011 to expense of $187 thousand during the current quarter.

Net income allocable to common shareholders increased from $52 thousand during the first quarter of 2011 to $53 thousand during the current quarter. Earnings per share was $0.01 for both quarters. Income allocable to common shareholders is calculated by subtracting preferred stock dividends and accretion of the discount on preferred stock from net income.

Total assets at March 31, 2012 were $460 million, an increase of $4.9 million from $455 million at December 31, 2011. This increase included an increase of cash and due from banks of $5.6 million, partially offset by a decline of $0.7 million in OREO. Net loan balances increased slightly from $287.4 million at December 31, 2011 to $287.5 million at March 31, 2012 and investment securities declined slightly from $57.9 million at December 31, 2011 to $57.8 million at March 31, 2012.

Deposits increased by $7.5 million from $391 million at December 31, 2011 to $399 million at March 31, 2012. Interest bearing transaction accounts (NOW) accounts increased by $4.4 million, while savings and money market accounts increased by $6.2 million. Non-interest bearing demand deposits decreased by $1.2 million and time deposits declined by $1.9 million. Partially offsetting this increase in deposits was a decline of $3.0 million in repurchase agreements. Shareholders’ equity increased by $0.4 million from $39.6 million at December 31, 2011 to $40.0 million at March 31, 2012.

The annualized return on average assets was 0.20% for the three months ended March 31, 2012 up slightly from 0.19% for the three months ended March 31, 2011. The annualized return on average common equity was 0.8% during both three month periods.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2012

Net interest income before provision for loan losses. Net interest income, on a nontax-equivalent basis, was $4.1 million for the three months ended March 31, 2012, a decrease of $72 thousand, or 2%, from $4.2 million for the same period in 2011. The decrease in net interest income can primarily be attributed to a decrease in interest income related to a decline in average balance and yield on loans and investment securities. Interest expense decreased by $248 thousand related to a decline in rates paid on deposit accounts and a decline in time deposits. Net interest margin for the three months ended March 31, 2012 increased 10 basis points, or 3%, to 4.09%, up from 3.99% for the same period in 2011.

Interest income decreased $320 thousand, or 7%, to $4.4 million for the three months ended March 31, 2012, down from $4.8 million during the same period in 2011. Interest and fees on loans decreased $154 thousand to $4.2 million for the three months ended March 31, 2012 as compared to $4.4 million during the first quarter of 2011. The Company’s average loan balances were $294 million for the three months ended March 31, 2012, down $15.1 million, or 5%, from $309 million for the same period in 2011. The decline in loan balances reflects the Company’s efforts to reduce its exposure in certain loan categories such as construction and land development loans, the Company’s continuing efforts to reduce its nonperforming and classified loan balances, as well as normal pay downs and prepayments, loan charge-offs and transfers to real estate acquired through foreclosure. The average rate earned on the Company’s loan balances increased 4 basis points to 5.78% during the first three months of 2012 compared to 5.74% during the first three months of 2011. The increase in loan yield reflects a decrease in average nonperforming loan balances from $24.7 million during the first quarter of 2011 to $16.7 million during the current quarter. Interest income on investment securities decreased by $170 thousand as average balances declined by $11.3 million, from $67.8 million for the quarter ended March 31, 2011 to $56.5 million during the current quarter, and yield declined by 80 basis points. The decline in yield is primarily related to the replacement of matured and sold investment securities with new investments with market yields below those which they replaced.

Interest expense on deposits decreased by $260 thousand, or 52%, to $240 thousand for the three months ended March 31, 2012, down from $500 thousand during the 2011 quarter. This decrease primarily relates to decreases in the average balance and rate paid on time deposits and a decline in the rate paid on NOW and money market accounts.

Interest on time deposits declined by $234 thousand. Average time deposits declined by $34.7 million from $114.1 million during the three months ended March 31, 2011 to $79.4 million during the current quarter. The decrease in time deposits is primarily related to a promotional time deposit product we began offering in June, 2009 and continued to offer until April 30, 2010. These promotional time deposits have now fully matured. The average rate paid on these promotional deposits during 2011 was 2%. The average rate paid on time deposits decreased from 1.38% during the three months ended March 31, 2011 to 0.77% during the current quarter. This decrease primarily relates to a decline in market rates paid in the Company’s service area and the maturity of the higher rate promotional deposits.

Interest expense on NOW accounts declined by $22 thousand. Rates paid on NOW accounts declined by 7 basis points from 0.22% during the quarter ended March 31, 2011 to 0.15% during the three months ended March 31, 2012 as we significantly lowered the rate paid on local public agencies NOW accounts. Although we lost deposits by lowering this rate as reflected in a decline in average NOW accounts of $14.3 million; we are focused on the profitability of the public agency accounts rather than growing public agency balances.

Interest expense on money market accounts decreased by $11 thousand related primarily to a decrease in rate paid on these accounts of 11 basis points from 0.34% during the 2011 quarter to 0.23% during the current quarter. This was primarily related to our money market sweep product which paid rates in excess of those offered on our other money market products. We no longer offer the money market sweep account having replaced it with a product that utilizes repurchase agreements during the third quarter of 2011. Interest expense on savings accounts increased by $7 thousand related to an increase in average balance from $55.4 million during the three months ended March 31, 2011 to $66.1 million during the current quarter.

Interest expense on repurchase agreements totaled $6 thousand during the three months ended March 31, 2012 and the average rate paid was 0.31%. Interest expense on junior subordinated debentures, which totaled $78 thousand an increase of $2 thousand from the first quarter of 2011, fluctuates with changes in the 3-month London Interbank Offered Rate (LIBOR) rate.

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

	For the Three Months Ended March 31, 2012			For the Three Months Ended March 31, 2011
	Average Balance (in thousands)	Interest (in thousands)	Yield/ Rate	Average Balance (in thousands)	Interest (in thousands)	Yield/ Rate
Interest-earning assets:
Loans (1) (2) (3)	$294,322	$4,228	5.78%	$309,402	$4,382	5.74%
Investment securities (1)	56,513	185	1.32%	67,855	355	2.12%
Interest-bearing deposits	53,412	33	0.25%	47,849	29	0.25%

Total interest-earning assets	404,247	4,446	4.42%	425,106	4,766	4.55%

Cash and due from banks	12,992			12,782
Other assets	40,777			42,806

Total assets	$458,016			$480,694

Interest-bearing liabilities:
NOW deposits	$85,733	32	0.15%	$100,057	54	0.22%
Money market deposits	41,132	24	0.23%	42,101	35	0.34%
Savings deposits	66,117	31	0.19%	55,390	24	0.18%
Time deposits	79,450	153	0.77%	114,106	387	1.38%

Total deposits	272,432	240	0.35%	311,654	500	0.65%
Repurchase agreements	7,685	6	0.31%	—	—	—%
Other interest-bearing liabilities	1,153	14	4.88%	656	10	6.18%
Junior subordinated debentures	10,310	78	3.04%	10,310	76	2.99%

Total interest-bearing liabilities	291,580	338	0.47%	322,620	586	0.74%

Non-interest bearing deposits	121,461			111,385
Other liabilities	4,809			8,290
Shareholders’ equity	40,166			38,399

Total liabilities & equity	$458,016			$480,694

Cost of funding interest-earning assets (4)			0.33%			0.56%
Net interest income and margin (5)		$4,108	4.09%		$4,180	3.99%

(1)	Not computed on a tax-equivalent basis.
(2)	Average nonaccrual loan balances of $16.4 million for 2012 and $24.7 million for 2011 are included in average loan balances for computational purposes.
(3)	Net loan (costs)/fees included in loan interest income for the three-month periods ended March 31, 2012 and 2011 were $(11,000) and $4,000, respectively.
(4)	Total annualized interest expense divided by the average balance of total earning assets.
(5)	Annualized net interest income divided by the average balance of total earning assets.

The following table sets forth changes in interest income and interest expense for the three-month periods indicated and the amount of change attributable to variances in volume, rates and the combination of volume and rates based on the relative changes of volume and rates:

	2012 over 2011 change in net interest income for the three months ended March 31
	(in thousands)
	Volume (1)	Rate (2)	Mix (3)	Total
Interest-earning assets:
Loans	$(215)	$26	$35	$(154)
Investment securities	(60)	(136)	26	(170)
Interest bearing deposits	4	—	—	4

Total interest income	(271)	(110)	61	(320)

Interest-bearing liabilities:
NOW deposits	(8)	(17)	3	(22)
Money market deposits	—	(11)	—	(11)
Savings deposits	5	2	—	7
Time deposits	(119)	(170)	55	(234)
Repurchase agreements	—	—	6	6
Other	8	(2)	(2)	4
Junior subordinated debentures	—	2	—	2

Total interest expense	(114)	(196)	62	(248)

Net interest income	$(157)	$86	$(1)	$(72)

(1)	The volume change in net interest income represents the change in average balance multiplied by the previous year’s rate.
(2)	The rate change in net interest income represents the change in rate multiplied by the previous year’s average balance.
(3)	The mix change in net interest income represents the change in average balance multiplied by the change in rate.

Provision for loan losses. During the three months ended March 31, 2012 we recorded a provision for loan losses of $0.6 million, down $1.1 million from the $1.7 million provision recorded during the first quarter of 2011. The $1.7 million provision recorded for the three months ended March 31, 2011 primarily relates to a specific reserve required on one significant land development loan relationship. See “Analysis of Asset Quality and Allowance for Loan Losses” for further discussion of loan quality trends and the provision for loan losses.

The allowance for loan losses is maintained at a level that management believes will be appropriate to absorb inherent losses on existing loans based on an evaluation of the collectibility of the loans and prior loan loss experience. The evaluations take into consideration such factors as changes in the nature and volume of the portfolio, overall portfolio quality, review of specific problem loans, and current economic conditions that may affect the borrower’s ability to repay their loan. The allowance for loan losses is based on estimates, and ultimate losses may vary from the current estimates. These estimates are reviewed not less than quarterly and, as adjustments become necessary, they are reported in earnings in the periods in which they become known.

Based on information currently available, management believes that the allowance for loan losses is appropriate to absorb potential risks in the portfolio. However, no assurance can be given that the Company may not sustain charge-offs which are in excess of the allowance in any given period.

Non-interest income. During the three months ended March 31, 2012 non-interest income decreased by $576 thousand to $1.4 million from $2.0 million during the quarter ended March 31, 2011. The largest component of this decrease was $488 thousand in gains on the sale of government guaranteed loans. Beginning in the first quarter of 2011, related to a change in SBA requirements guaranteed portions of SBA loans were no longer required to be sold with a 90 day premium recourse requirement. This resulted in recording gains on sales of loans of $722 thousand during the 2011 quarter representing loans sold during the quarter ended March 30, 2011 as well as loans sold during the fourth quarter of 2010. During the current quarter, proceeds from SBA loan sales totaled $4.2 million resulting in a gain on sale of $234 thousand. The remaining decrease in non-interest income was related to a decline in gains on sale of investment securities from $165 thousand during the three months ended March 31, 2011 to $51 thousand during the current quarter. During the 2011 quarter we received proceeds of $3.9 million from the sale of ten mortgage backed securities and during the current quarter proceeds of $4.5 million were received on the sale of three agency securities.

Service charges on deposit accounts increased by $44 thousand primarily related to an increase in overdraft protection fees. During the fourth quarter of 2011 we introduced a new overdraft draft protection (ODP) program which we made available to a larger portion of our customer base than the prior program, resulting in an increase in service fee income. This new program has enabled us to increase income while strengthening our regulatory compliance over the ODP function.

The following table describes the components of non-interest income for the three-month periods ended March 31, 2012 and 2011, in thousands:

	For the Three Months Ended March 31		Dollar	Percentage
	2012	2011	Change	Change
Service charges on deposit accounts	$872	$828	$44	5.3%
Gain on sale of loans	234	722	(488)	-67.6%
Earnings on life insurance policies	85	93	(8)	-8.6%
Gain on sale of securities	51	165	(114)	-69.1%
Loan servicing income	45	54	(9)	-16.7%
Customer service fees	34	34	—	—%
Other	106	107	(1)	-0.9%

Total non-interest income	$1,427	$2,003	$(576)	-28.8%

Non-interest expense. During the three months ended March 31, 2012, total non-interest expense increased by $361 thousand, or 9%, to $4.6 million, up from $4.2 million for the comparable period in 2011. This increase in non-interest expense was primarily the result of an increase of $587 thousand in the provision for changes in valuation of OREO from a credit of $400 thousand during the three months ended March 31, 2011 to a provision of $187 thousand during the current quarter. This was partially offset by decreases in non-interest expense, the largest of which were $53 thousand in salaries and benefits, $47 thousand in occupancy and equipment, $114 thousand in FDIC insurance expense and $55 thousand in OREO expense.

OREO represents real property taken by the Bank either through foreclosure or through a deed in lieu thereof from the borrower. When other real estate is acquired, any excess of the Bank’s recorded investment in the loan balance and accrued interest income over the estimated fair market value of the property less costs to sell is charged against the allowance for loan losses. A valuation allowance for losses on other real estate is maintained to provide for subsequent temporary declines in value. The allowance is established through a provision for losses on other real estate which is included in other expenses. Subsequent gains or losses on sales or write-downs resulting from permanent impairment are recorded in other income or expenses as incurred. The $187 thousand in OREO provision was related to a decline in the value of three properties based on appraisals received during March, 2012.

The Company continues to realize savings in salary and benefit cost including a $17 thousand decrease in salary expense, excluding commissions. Additionally commission expense, which relates to government-guaranteed lending personnel, decreased by $115 thousand consistent with the decline in government-guaranteed loan sales during the comparison periods. Primarily related to our new automobile lending product, deferred loan origination costs, which reduce salary and benefit expense, increased by $54 thousand. Partially offsetting these reductions in salary and benefit expense was an increase in stock compensation expense of $153 thousand from a credit of $86 thousand during the first quarter of 2011 to expense of $67 thousand during the current quarter. The credit in stock compensation expense during the 2011 quarter was related to a revision in the estimated forfeiture rate compared to the current quarter estimated forfeiture rate which resulted in an increase in compensation expense.

The decline in occupancy and equipment expense primarily relates to a reduction of $48 thousand in equipment deprecation as we have greatly reduced capital equipment expenditures during the last several years. Recently we purchased twelve new ATM machines at a cost of approximately $500 thousand replacing outdated machines that had been fully depreciated. In addition, we updated our remaining three machines. Our fleet of 15 machines is now capable of accepting cash and checks without the need of a deposit envelope and is in compliance with all current regulatory requirements. While this purchase will increase deprecation expense in future quarters, it will provide an improved customer experience and promote additional operational efficiencies. The decline in FDIC insurance expense relates to a decline in the rate charged Plumas Bank by the FDIC. Effective April 1, 2011, the FDIC insurance assessment rules changed as a result of the Dodd-Frank Wall Street Reform and Consumer Protection Act. These new rules changed the assessment base from total deposits to average total assets less tangible capital, but also significantly lowered the assessment rates, causing a net favorable impact on our FDIC insurance premiums. OREO expense benefited from $28 thousand in rental income net of operating expenses on an apartment building acquired in July 2011. Both the rental income and the operating expenses are included under the category of OREO expense.

The following table describes the components of non-interest expense for the three-month periods ended March 31, 2012 and 2011, in thousands:

	For the Three Months Ended March 31		Dollar	Percentage
	2012	2011	Change	Change
Salaries and employee benefits	$2,318	$2,371	$(53)	-2.2%
Occupancy and equipment	758	805	(47)	-5.8%
Outside service fees	319	325	(6)	-1.8%
Professional fees	227	216	11	5.1%
Provision (benefit) from changes in valuation of OREO	187	(400)	587	146.8%
FDIC insurance	162	276	(114)	-41.3%
Telephone and data communication	84	87	(3)	-3.4%
Loan and collection expenses	62	61	1	1.6%
Advertising and shareholder relations	61	56	5	8.9%
Postage	60	46	14	30.4%
Armored car and courier	56	51	5	9.8%
Business development	54	56	(2)	-3.6%
Director compensation and retirement	54	57	(3)	-5.3%
Deposit premium amortization	43	43	—	—%
Stationery and supplies	41	33	8	24.2%
Insurance expense	28	31	(3)	-9.7%
OREO expense	18	73	(55)	-75.3%
Other	53	37	16	43.2%

Total non-interest expense	$4,585	$4,224	$361	8.5%

Provision for income taxes. The Company recorded an income tax provision of $126 thousand, or 36.0% of pre-tax income for the three months ended March 31, 2012. This compares to an income tax provision of $36 thousand or 13.9% of pre-tax income during the first three months of 2011. The percent in 2011 was abnormally low as we recorded a nontaxable credit in incentive stock option expense totaling $76 thousand during the first quarter of 2011. The percentages for 2012 and 2011 differ from the statutory rate as tax exempt items of income such as earnings on Bank owned life insurance and municipal loan income and during 2011 a credit in incentive stock option expense decreased the tax provision.

Deferred tax assets and liabilities are recognized for the tax consequences of temporary differences between the reported amount of assets and liabilities and their tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The determination of the amount of deferred income tax assets which are more likely than not to be realized is primarily dependent on projections of future earnings, which are subject to uncertainty and estimates that may change given economic conditions and other factors. The realization of deferred income tax assets is assessed and a valuation allowance is recorded if it is “more likely than not” that all or a portion of the deferred tax asset will not be realized. “More likely than not” is defined as greater than a 50% chance. All available evidence, both positive and negative is considered to determine whether, based on the weight of that evidence, a valuation allowance is needed. Based upon the analysis of available evidence, management has determined that it is “more likely than not” that all deferred income tax assets as of March 31, 2012 and December 31, 2011 will be fully realized and therefore no valuation allowance was recorded. On the consolidated balance sheet, net deferred tax assets are included in accrued interest receivable and other assets.

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

The Company’s largest lending categories are commercial real estate loans, agricultural loans, equity lines of credit and residential real estate loans. These categories accounted for approximately 40.3%, 13.0%, 13.0% and 12.6%, respectively of the Company’s total loan portfolio at March 31, 2012, and approximately 40.6%, 13.2%, 12.8% and 13.3%, respectively of the Company’s total loan portfolio at December 31, 2011. Construction and land development loans increased slightly representing 6.5% and 5.8% of the loan portfolio as of March 31, 2012 and December 31, 2011, respectively. The construction and land development portfolio component has been identified by Management as a higher-risk loan category. The quality of the construction and land development category is highly dependent on property values both in terms of the likelihood of repayment by the current owner as well as the level of collateral the Company has securing the loan in the event of default. Loans in this category are characterized by the speculative nature of commercial and residential development properties and can include property in various stages of development from raw land to finished lots or structures. Construction and land development loans have declined from $73.8 million at December 31, 2008 to $18.9 million at March 31, 2012. This decline reflects management’s efforts, which began in 2009, to reduce its exposure to construction and land development loans due to the severe valuation decrease in the real estate market.

The Company’s real estate related loans, including real estate mortgage loans, real estate construction loans, consumer equity lines of credit, and agricultural loans secured by real estate comprised 80% of the total loan portfolio at March 31, 2012 and December 31, 2011. Moreover, the business activities of the Company currently are focused in the California counties of Plumas, Nevada, Placer, Lassen, Modoc, Shasta, Sierra and in Washoe County in Northern Nevada. Consequently, the results of operations and financial condition of the Company are dependent upon the general trends in these economies and, in particular, the residential and commercial real estate markets. In addition, the concentration of the Company’s operations in these areas of Northeastern California and Northwestern Nevada exposes it to greater risk than other banking companies with a wider geographic base in the event of catastrophes, such as earthquakes, fires and floods in these regions.

The rates of interest charged on variable rate loans are set at specific increments in relation to the Company’s lending rate or other indexes such as the published prime interest rate or U.S. Treasury rates and vary with changes in these indexes. At March 31, 2012 and December 31, 2011, approximately 73% of the Company’s loan portfolio was comprised of variable rate loans. While real estate mortgage, commercial and consumer lending remain the foundation of the Company’s historical loan mix, some changes in the mix have occurred due to the changing economic environment and the resulting change in demand for certain loan types. In addition, the Company remains committed to the agricultural industry in Northeastern California and will continue to pursue high quality agricultural loans. Agricultural loans include both commercial and commercial real estate loans. The Company’s agricultural loan balances totaled $38 million at March 31, 2012 and $39 million at December 31, 2011.

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

The following table provides certain information for the three-month periods indicated with respect to the Company’s allowance for loan losses as well as charge-off and recovery activity, in thousands:

	For the Three Months Ended March 31,
	2012	2011
Balance at January 1,	$6,908	$7,324

Charge-offs:
Commercial and agricultural	(502)	(173)
Real estate mortgage	(136)	(119)
Real estate construction	(122)	—
Installment and other	(84)	(109)

Total charge-offs	(844)	(401)

Recoveries:
Commercial and agricultural	10	108
Real estate mortgage	5	—
Real estate construction	—	—
Installment and other	43	28

Total recoveries	58	136

Net charge-offs	(786)	(265)

Provision for loan losses	600	1,700

Balance at March 31,	$6,722	$8,759

Annualized net charge-offs during the three-month period to average loans	1.07%	0.35%
Allowance for loan losses to total loans	2.29%	2.88%

The following table provides a breakdown of the allowance for loan losses:

	Balance at End of Period	Percent of Loans in Each Category	Balance at End of Period	Percent of Loans in Each Category
	2012	2012	2011	2011
Commercial and agricultural	$1,319	23.1%	$1,114	21.7%
Real estate mortgage (includes equity lines)	3,106	65.8%	3,379	65.5%
Real estate construction	2,010	6.5%	3,994	9.4%
Installment and other	287	4.6%	272	3.4%

Total	$6,722	100%	$8,759	100%

The allowance for loan losses totaled $6.7 million at March 31, 2012 and $6.9 million at December 31, 2011. Specific reserves related to impaired loans decreased from $2.1 million at December 31, 2011 to $1.9 million at March 31, 2012. At least quarterly the Company evaluates each specific reserve and if it determines that the loss represented by the specific reserve is uncollectable it reverses the specific reserve and takes a partial charge-off in its place. General reserves totaled $4.8 million, a decrease of $27 thousand from December 31, 2011. The allowance for loan losses as a percentage of total loans decreased slightly from 2.35% at December 31, 2011 to 2.29% at March 31, 2012. The percentage of general reserves to unimpaired loans decreased slightly from 1.80% at December 31, 2011 to 1.78% at March 31, 2012.

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

Nonperforming loans at March 31, 2012 were $16.0 million, a decrease of $0.8 million from the $16.8 million balance at December 31, 2011. Specific reserves on nonaccrual loans totaled $1.1 million at March 31, 2012 and $1.3 million at December 31, 2011. Performing loans past due thirty to eighty-nine days decreased from $5.1 million at December 31, 2011 to $3.6 million at March 31, 2012.

A substandard loan is not adequately protected by the current sound worth and paying capacity of the borrower or the value of the collateral pledged, if any. Total substandard loans decreased by $2.9 million from $29.2 million at December 31, 2011 to $26.3 million at March 31, 2012. Loans classified as watch decreased as well from $10.7 million at December 31, 2011 to $10.4 million at March 31, 2012. At March 31, 2012 and December 31, 2011, $14.1 million and $13.9 million, respectively of performing loans were classified as substandard. Further deterioration in the credit quality of individual performing substandard loans or other adverse circumstances could result in the need to place these loans on nonperforming status.

At March 31, 2012 and December 31, 2011, the Company’s recorded investment in impaired loans totaled $23.7 million and $24.4 million, respectively. The specific allowance for loan losses related to impaired loans totaled $1.9 million and $2.1 million at March 31, 2012 and December 31, 2011, respectively. Additionally, $1.4 million has been charged off against the impaired loans at March 31, 2012 and $940 thousand at December 31, 2011.

It is the policy of management to make additions to the allowance for loan losses so that it remains adequate to absorb the probable inherent risk of loss in the portfolio. Management believes that the allowance at March 31, 2012 is adequate. However, the determination of the amount of the allowance is judgmental and subject to economic conditions which cannot be predicted with certainty. Accordingly, the Company cannot predict whether charge-offs of loans in excess of the allowance may occur in future periods.

OREO represents real property taken by the Bank either through foreclosure or through a deed in lieu thereof from the borrower. Repossessed assets include vehicles and other commercial assets acquired under agreements with delinquent borrowers. Repossessed assets and OREO are carried at fair market value, less selling costs. OREO holdings represented forty-five properties totaling $8.0 million at March 31, 2012 and forty-four properties totaling $8.6 million at December 31, 2011. Nonperforming assets as a percentage of total assets were 5.22% at March 31, 2012 and 5.60% at December 31, 2011.

The following table provides a summary of the change in the OREO balance for the three months ended March 31, 2012 and 2011:

	Three Months Ended March 31,
	2012	2011
	(in thousands)
Beginning Balance	$8,623	$8,867
Additions	35	137
Dispositions	(499)	(334)
(Provision) benefit from change in OREO valuation	(187)	400

Ending Balance	$7,972	$9,070

The provision for OREO losses relates to a decrease in value of four REO properties based on recent appraisals. During the three months ended March 31, 2012, we sold a portion of one property and added on lot loan to our OREO portfolio.

Investment Portfolio and Federal Funds Sold. Total investment securities decreased by $140 thousand from $57.9 million at December 31, 2011 to $57.8 million as of March 31, 2012. The investment portfolio at March 31, 2012 and December 31, 2011 was invested entirely in U.S. Government-sponsored agencies. There were no Federal funds sold at March 31, 2012 or December 31, 2011; however, the Bank maintained interest earning balances at the Federal Reserve Bank (FRB) totaling $56.1 million at March 31, 2012 and $47.8 million at December 31, 2011, respectively. These balances currently earn 25 basis points.

The Company classifies its investment securities as available-for-sale or held-to-maturity. Currently all securities are classified as available-for-sale. Securities classified as available-for-sale may be sold to implement the Company’s asset/liability management strategies and in response to changes in interest rates, prepayment rates and similar factors.

Deposits. Total deposits were $398.6 million as of March 31, 2012, an increase of $7.5 million, or 2%, from the December 31, 2011 balance of $391.1 million. The increase in deposits included a $4.4 million increase in NOW accounts and an increase in savings and money market accounts of $6.2, million somewhat offset by declines in non-interest bearing demand accounts and time deposits.

The Company continues to manage the mix of its deposits consistent with its identity as a community bank serving the financial needs of its customers. The deposit mix changed slightly from December 31, 2011 as time deposits deceased and we had an increase in NOW and savings accounts. Non-interest bearing demand deposits were 31% of total deposits at March 31, 2012 and 32% of total deposits at December 31, 2011. NOW accounts were 22% of total deposits at March 31, 2012 and 21% of deposits at December 31, 2011. Money market and savings deposits totaled 27% of total deposits at March 31, 2012 and 26% at December 31, 2011. Time deposits were 20% of total deposits at March 31, 2012 and 21% of total deposits at December 31, 2011.

Deposits represent the Bank’s primary source of funds. Deposits are primarily core deposits in that they are demand, savings and time deposits generated from local businesses and individuals. These sources are considered to be relatively stable, long-term relationships thereby enhancing steady growth of the deposit base without major fluctuations in overall deposit balances. The Company experiences, to a small degree, some seasonality with the slower growth period between November through April, and the higher growth period from May through October. In order to assist in meeting any funding demands, the Company maintains a secured borrowing arrangement with the Federal Home Loan Bank of San Francisco. There were no brokered deposits at March 31, 2012 or December 31, 2011.

Short-term Borrowing Arrangements. The Company is a member of the FHLB and can borrow up to $77,678,000 from the FHLB secured by commercial and residential mortgage loans with carrying values totaling $178,921,000 at March 31, 2012. The Company is required to hold FHLB stock as a condition of membership. At March 31, 2012, the Company held $2,043,000 of FHLB stock which is recorded as a component of other assets. At this level of stock holdings, the Company can borrow up to $43,466,000. There were no borrowings outstanding as of March 31, 2012. To borrow the $77,678,000 in available credit, the Company would need to purchase $1,608,000 in additional FHLB stock. The Company also has an unsecured $6 million Federal Funds borrowing line with one of its correspondent banks.

Repurchase Agreements. Recently Plumas Bank introduced a new product for their larger business customers which uses repurchase agreements as an alternative to interest-bearing deposits. The balance in this product at March 31, 2012 and December 31, 2011 was $5.3 million and $8.3 million, respectively. Interest paid on this product is similar to that which is paid on the Bank’s premium money market account; however, these are not deposits and are not FDIC insured.

Capital Resources

Shareholders’ equity as of March 31, 2012 totaled $40.0 million up from $39.6 million as of December 31, 2011.

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

It is the policy of the Company to periodically distribute excess retained earnings to the shareholders through the payment of cash dividends. Such dividends help promote shareholder value and capital adequacy by enhancing the marketability of the Company’s stock. All authority to provide a return to the shareholders in the form of a cash or stock dividend or split rests with the Board of Directors (the “Board). The Board will periodically, but on no regular schedule, reviews the appropriateness of a cash dividend payment. Banking regulations limit the amount of dividends that may be paid without prior approval of regulatory agencies. No common cash dividends were paid in 2009, 2010 or 2011 and none are anticipated to be paid in 2012. The Company is subject to various restrictions on the payment of dividends.

At the request of the FRB, Plumas Bancorp deferred its regularly scheduled quarterly interest payments on its outstanding junior subordinated debentures relating to its two trust preferred securities and suspended quarterly cash dividend payments on its Series A Preferred Stock. As a result, Plumas Bancorp is currently in arrears with the dividend payments on the Series A Preferred Stock and interest payments on the junior subordinated debentures as permitted by the related agreements. As of March 31, 2012 the amount of the arrearage on the dividend payments of the Series A Preferred Stock is $1.2 million representing eight quarterly payments and the amount of the arrearage on the payments on the subordinated debt associated with the trust preferred securities is $641 thousand also representing eight quarterly payments.

Capital Standards. The Company uses a variety of measures to evaluate its capital adequacy, with risk-based capital ratios calculated separately for the Company and the Bank. Management reviews these capital measurements on a monthly basis and takes appropriate action to ensure that they are within established internal and external guidelines. The FDIC has promulgated risk-based capital guidelines for all state non-member banks such as the Bank. These guidelines establish a risk-adjusted ratio relating capital to different categories of assets and off-balance sheet exposures. There are two categories of capital under the guidelines: Tier 1 capital includes common shareholders’ equity, and qualifying trust-preferred securities (including notes payable to unconsolidated special purpose entities that issue trust-preferred securities), less goodwill and certain other deductions, notably the unrealized net gains or losses (after tax adjustments) on available-for-sale investment securities carried at fair market value; Tier 2 capital can include qualifying subordinated debt and the allowance for loan losses, subject to certain limitations. The Series A Preferred Stock qualifies as Tier 1 capital for the Company.

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

The following table presents the Company’s and the Bank’s capital ratios as of March 31, 2012 and December 31, 2011, in thousands:

	March 31, 2012		December 31, 2011
	Amount	Ratio	Amount	Ratio
Tier 1 Leverage Ratio

Plumas Bancorp and Subsidiary	$45,796	10.1%	$45,024	9.8%
Minimum regulatory requirement	18,145	4.0%	18,313	4.0%
Plumas Bank	45,976	10.1%	45,073	9.8%
Minimum requirement for “Well-Capitalized” institution under the prompt corrective action plan	22,671	5.0%	22,882	5.0%
Minimum regulatory requirement	18,137	4.0%	18,305	4.0%

Tier 1 Risk-Based Capital Ratio

Plumas Bancorp and Subsidiary	45,796	13.9%	45,024	13.7%
Minimum regulatory requirement	13,168	4.0%	13,149	4.0%
Plumas Bank	45,976	14.0%	45,073	13.7%
Minimum requirement for “Well-Capitalized” institution under the prompt corrective action plan	19,737	6.0%	19,710	6.0%
Minimum regulatory requirement	13,158	4.0%	13,140	4.0%

Total Risk-Based Capital Ratio

Plumas Bancorp and Subsidiary	49,945	15.2%	46,169	15.0%
Minimum regulatory requirement	26,336	8.0%	26,298	8.0%
Plumas Bank	50,122	15.2%	49,215	15.0%
Minimum requirement for “Well-Capitalized” institution under the prompt corrective action plan	32,895	10.0%	32,850	10.0%
Minimum regulatory requirement	26,316	8.0%	26,280	8.0%

Management believes that the Company and the Bank currently meet all their capital adequacy requirements including a minimum 9% Tier 1 Leverage Ratio required under the Bank’s informal agreement with the FDIC and DFI.

The current and projected capital positions of the Company and the Bank and the impact of capital plans and long-term strategies are reviewed regularly by management. The Company policy is to maintain the Bank’s ratios above the prescribed well-capitalized leverage, Tier 1 risk-based and total risk-based capital ratios of 5%, 6% and 10%, respectively, at all times.

Off-Balance Sheet Arrangements

Loan Commitments. In the normal course of business, there are various commitments outstanding to extend credits that are not reflected in the financial statements. Commitments to extend credit and letters of credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Annual review of commercial credit lines, letters of credit and ongoing monitoring of outstanding balances reduces the risk of loss associated with these commitments. As of March 31, 2012, the Company had $77.8 million in unfunded loan commitments and $110 thousand in letters of credit. This compares to $79.2 million in unfunded loan commitments and $50 thousand in letters of credit at December 31, 2011. Of the $77.8 million in unfunded loan commitments, $33.7 million and $44.1 million represented commitments to commercial and consumer customers, respectively. Of the total unfunded commitments at March 31, 2012, $35.0 million were secured by real estate, of which $7.6 million was secured by commercial real estate and $27.4 million was secured by residential real estate in the form of equity lines of credit. The commercial loan commitments not secured by real estate primarily represent business lines of credit, while the consumer loan commitments not secured by real estate primarily represent revolving credit card lines and overdraft protection lines. Since some of the commitments are expected to expire without being drawn upon the total commitment amounts do not necessarily represent future cash requirements.

Operating Leases. The Company leases one depository branch, one lending office and one loan administration office and two non branch automated teller machine locations. Total rental expenses under all operating leases totaled $46,000 during each of the three months ended March 31, 2012 and 2011. The expiration dates of the leases vary, with the first such lease expiring during 2012 and the last such lease expiring during 2015.

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

The Company is a member of the FHLB and can borrow up to $77,678,000 from the FHLB secured by commercial and residential mortgage loans with carrying values totaling $178,921,000. See “Short-term Borrowing Arrangements” for additional information on our FHLB borrowing capacity. The Company also has an unsecured $6 million Federal Funds borrowing line with one of its correspondent banks.

Customer deposits are the Company’s primary source of funds. Total deposits were $398.6 million as of March 31, 2012, an increase of $7.5 million, or 2%, from the December 31, 2011 balance of $391.1 million. Deposits are held in various forms with varying maturities. The Company’s securities portfolio, Federal funds sold, Federal Home Loan Bank advances, and cash and due from banks serve as the primary sources of liquidity, providing adequate funding for loans during periods of high loan demand. During periods of decreased lending, funds obtained from the maturing or sale of investments, loan payments, and new deposits are invested in short-term earning assets, such as cash held at the FRB, Federal funds sold and investment securities, to serve as a source of funding for future loan growth. Management believes that the Company’s available sources of funds, including borrowings, will provide adequate liquidity for its operations in the foreseeable future.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a smaller reporting company we are not required to provide the information required by this item.

ITEM 4.	CONTROLS AND PROCEDURES

The Company’s Chief Executive Officer and Chief Financial Officer, based on their evaluation of the Company’s disclosure controls and procedures as of the end of the Company’s fiscal quarter ended March 31, 2012 (as defined in Exchange Act Rule 13a—15(e), have concluded that the Company’s disclosure controls and procedures are adequate and effective for purposes of Rule 13a—15(e) in timely alerting them to material information relating to the Company required to be included in the Company’s filings with the SEC under the Securities Exchange Act of 1934.

There were no significant changes in the Company’s internal control over financial reporting or in other factors that could significantly affect internal controls that occurred during the Company’s fiscal quarter ended March 31, 2012.

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

Under the terms of the Series A Preferred Stock, Plumas Bancorp is required to pay dividends on a quarterly basis at a rate of 5% per year for the first five years, after which the dividend rate automatically increases to 9%. Dividend payments on the Series A Preferred Stock may be deferred without default, but the dividend is cumulative and, if Plumas Bancorp fails to pay dividends for six quarters, the holder will have the right to appoint representatives to Plumas Bancorp’s board of directors. As previously disclosed, Plumas Bancorp has determined to defer regularly scheduled quarterly interest payments on its Series A Preferred Stock. Therefore, Plumas Bancorp is currently in arrears with the dividend payments on the Series A Preferred Stock. As of the date of filing this report, the amount of the arrearage on the dividend payments of the Series A Preferred Stock is $1.2 million representing eight quarterly payments.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

The following documents are included or incorporated by reference in this Quarterly Report on Form 10Q:

3.1	Articles of Incorporation as amended of Registrant included as exhibit 3.1 to the Registrant’s Form S-4, File No. 333-84534, which is incorporated by reference herein.

3.2	Bylaws of Registrant as amended on March 16, 2011 included as exhibit 3.2 to the Registrant’s Form 10-K for December 31, 2010, which is incorporated by this reference herein.

3.3	Amendment of the Articles of Incorporation of Registrant dated November 1, 2002, is included as exhibit 3.3 to the Registrant’s 10-Q for September 30, 2005, which is incorporated by this reference herein.

3.4	Amendment of the Articles of Incorporation of Registrant dated August 17, 2005, is included as exhibit 3.4 to the Registrant’s 10-Q for September 30, 2005, which is incorporated by this reference herein.

4	Specimen form of certificate for Plumas Bancorp included as exhibit 4 to the Registrant’s Form S-4, File No. 333-84534, which is incorporated by reference herein.

4.1	Certificate of Determination of Fixed Rate Cumulative Perpetual Preferred Stock, Series A, is included as exhibit 4.1 to Registrant’s 8-K filed on January 30, 2009, which is incorporated by this reference herein.

10.1	Executive Salary Continuation Agreement of Andrew J. Ryback dated December 17, 2008, is included as exhibit 10.1 to the Registrant’s 10-K for December 31, 2008, which is incorporated by this reference herein.

10.2	Split Dollar Agreement of Andrew J. Ryback dated August 23, 2005, is included as Exhibit 10.2 to the Registrant’s 8-K filed on October 17, 2005, which is incorporated by this reference herein.

10.8	Director Retirement Agreement of John Flournoy dated March 21, 2007, is included as Exhibit 10.8 to Registrant’s 10-Q for March 31, 2007, which is incorporated by this reference herein.

10.18	Amended and Restated Director Retirement Agreement of Daniel E. West dated May 10, 2000, is included as Exhibit 10.18 to the Registrant’s 10-QSB for June 30, 2002, which is incorporated by this reference herein.

10.19	Consulting Agreement of Daniel E. West dated May 10, 2000, is included as Exhibit 10.19 to the Registrant’s 10-QSB for June 30, 2002, which is incorporated by this reference herein.

10.21	Amended and Restated Director Retirement Agreement of Alvin G. Blickenstaff dated April 19, 2000, is included as Exhibit 10.21 to the Registrant’s 10-QSB for June 30, 2002, which is incorporated by this reference herein.

10.22	Consulting Agreement of Alvin G. Blickenstaff dated May 8, 2000, is included as Exhibit 10.22 to the Registrant’s 10-QSB for June 30, 2002, which is incorporated by this reference herein.

10.24	Amended and Restated Director Retirement Agreement of Gerald W. Fletcher dated May 10, 2000, is included as Exhibit 10.24 to the Registrant’s 10-QSB for June 30, 2002, which is incorporated by this reference herein.

10.25	Consulting Agreement of Gerald W. Fletcher dated May 10, 2000, is included as Exhibit 10.25 to the Registrant’s 10-QSB for June 30, 2002, which is incorporated by this reference herein.

10.27	Amended and Restated Director Retirement Agreement of Arthur C. Grohs dated May 9, 2000, is included as Exhibit 10.27 to the Registrant’s 10-QSB for June 30, 2002, which is incorporated by this reference herein.

10.28	Consulting Agreement of Arthur C. Grohs dated May 9, 2000, is included as Exhibit 10.28 to the Registrant’s 10-QSB for June 30, 2002, which is incorporated by this reference herein.

10.33	Amended and Restated Director Retirement Agreement of Terrance J. Reeson dated April 19, 2000, is included as Exhibit 10.33 to the Registrant’s 10-QSB for June 30, 2002, which is incorporated by this reference herein.

10.34	Consulting Agreement of Terrance J. Reeson dated May 10, 2000, is included as Exhibit 10.34 to the Registrant’s 10-QSB for June 30, 2002, which is incorporated by this reference herein.

10.35	Letter Agreement, dated January 30, 2009 by and between Plumas Bancorp, Inc. and the United States Department of the Treasury and Securities Purchase Agreement — Standard Terms attached thereto, is included as exhibit 10.1 to Registrant’s 8-K filed on January 30, 2009, which is incorporated by this reference herein.

10.36	Form of Senior Executive Officer letter agreement, is included as exhibit 10.2 to Registrant’s 8-K filed on January 30, 2009, which is incorporated by this reference herein.

10.37	Deferred Fee Agreement of Alvin Blickenstaff is included as Exhibit 10.37 to the Registrant’s 10-Q for March 31, 2009, which is incorporated by this reference herein.

10.40	2001 Stock Option Plan as amended is included as exhibit 99.1 of the Form S-8 filed July 23, 2002, File No. 333-96957, which is incorporated by this reference herein.

10.41	Form of Indemnification Agreement (Plumas Bancorp) is included as Exhibit 10.41 to the Registrant’s 10-Q for March 31, 2009, which is incorporated by this reference herein.

10.42	Form of Indemnification Agreement (Plumas Bank) is included as Exhibit 10.42 to the Registrant’s 10-Q for March 31, 2009, which is incorporated by this reference herein.

10.43	Plumas Bank 401(k) Profit Sharing Plan as amended is included as exhibit 99.1 of the Form S-8 filed February 14, 2003, File No. 333-103229, which is incorporated by this reference herein.

10.46	1991 Stock Option Plan as amended is included as Exhibit 10.46 to the Registrant’s 10-Q for September 30, 2004, which is incorporated by this reference herein.

10.47	Specimen form of Incentive Stock Option Agreement under the 1991 Stock Option Plan is included as Exhibit 10.47 to the Registrant’s 10-Q for September 30, 2004, which is incorporated by this reference herein.

10.48	Specimen form of Non-Qualified Stock Option Agreement under the 1991 Stock Option Plan is included as Exhibit 10.48 to the Registrant’s 10-Q for September 30, 2004, which is incorporated by this reference herein.

10.49	Amended and Restated Plumas Bancorp Stock Option Plan is included as Exhibit 10.49 to the Registrant’s 10-Q for September 30, 2006, which is incorporated by this reference herein.

10.50	Executive Salary Continuation Agreement of Rose Dembosz, is included as exhibit 10.50 to the Registrant’s 10-K for December 31, 2008, which is incorporated by this reference herein.

10.51	First Amendment to Split Dollar Agreement of Andrew J. Ryback, is included as exhibit 10.51 to the Registrant’s 10-K for December 31, 2008, which is incorporated by this reference herein.

10.64	First Amendment to the Plumas Bank Amended and Restated Director Retirement Agreement for Alvin Blickenstaff adopted on September 19, 2007, is included as Exhibit 10.64 to the Registrant’s 8-K filed on September 25, 2007, which is incorporated by this reference herein.

10.65	First Amendment to the Plumas Bank Amended and Restated Director Retirement Agreement for Arthur C. Grohs adopted on September 19, 2007, is included as Exhibit 10.65 to the Registrant’s 8-K filed on September 25, 2007, which is incorporated by this reference herein.

10.66	Director Retirement Agreement of Robert McClintock, is included as Exhibit 10.66 to the Registrant’s 10-K filed on March 23, 2012, which is incorporated by this reference herein.

10.67	First Amendment to the Plumas Bank Amended and Restated Director Retirement Agreement for Terrance J. Reeson adopted on September 19, 2007, is included as Exhibit 10.67 to the Registrant’s 8-K filed on September 25, 2007, which is incorporated by this reference herein.

10.69	First Amendment to the Plumas Bank Amended and Restated Director Retirement Agreement for Daniel E. West adopted on September 19, 2007, is included as Exhibit 10.69 to the Registrant’s 8-K filed on September 25, 2007, which is incorporated by this reference herein.

10.70	First Amendment to the Plumas Bank Amended and Restated Director Retirement Agreement for Gerald W. Fletcher adopted on October 9, 2007, is included as Exhibit 10.70 to the Registrant’s 10-Q for September 30, 2007, which is incorporated by this reference herein.

10.73	Written Agreement with Federal Reserve Bank of San Francisco effective July 28, 2011, is included as Exhibit 10.1 of the Registrant’s 8-K filed on July 29, 2011, which is incorporated by this reference herein.

11	Computation of per share earnings appears in the attached 10-Q under Plumas Bancorp and Subsidiary Notes to Condensed Consolidated Financial Statements as Footnote 7 – Earnings Per Share.

31.1*	Rule 13a-14(a) [Section 302] Certification of Principal Financial Officer dated May 7, 2012.

31.2*	Rule 13a-14(a) [Section 302] Certification of Principal Executive Officer dated May 7, 2012.

32.1*	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 dated May 7, 2012.

32.2*	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 dated May 7, 2012.

101.INS*	XBRL Instance Document.

101.SCH*	XBRL Taxonomy Schema.

101.CAL*	XBRL Taxonomy Calculation Linkbase.

101.DEF*	XBRL Taxonomy Definition Linkbase.

101.LAB*	XBRL Taxonomy Label Linkbase.

101.PRE*	XBRL Taxonomy Presentation Linkbase.

* Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PLUMAS BANCORP

(Registrant)

Date: May 7, 2012

/s/ Richard L. Belstock
Richard L. Belstock Chief Financial Officer

/s/ Andrew J. Ryback
Andrew J. Ryback President and Chief Executive Officer