Form 10-Q
period 2012-06-30
PLUMAS BANCORP
filed 2012-08-09
CIK 1168455

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED June 30, 2012

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of August 6, 2012. 4,776,339 shares

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

PLUMAS BANCORP

CONDENSED CONSOLIDATED BALANCE SHEET

(Unaudited)

(In thousands, except share data)

	June 30, 2012	December 31, 2011
Assets
Cash and cash equivalents	$35,054	$63,076
Investment securities available for sale	74,483	57,917
Loans, less allowance for loan losses of $6,183 at June 30, 2012 and $6,908 at December 31, 2011	301,013	287,432
Premises and equipment, net	13,719	13,457
Bank owned life insurance	10,986	10,815
Real estate and vehicles acquired through foreclosure	7,750	8,680
Accrued interest receivable and other assets	12,809	13,972

Total assets	$455,814	$455,349

Liabilities and Shareholders’ Equity
Deposits:
Non-interest bearing	$127,806	$125,931
Interest bearing	267,025	265,209

Total deposits	394,831	391,140
Repurchase agreements	3,754	8,279
Accrued interest payable and other liabilities	6,328	5,986
Junior subordinated deferrable interest debentures	10,310	10,310

Total liabilities	415,223	415,715

Commitments and contingencies (Note 6)	—	—
Shareholders’ equity:
Serial preferred stock, no par value; 10,000,000 shares authorized; 11,949 issued and outstanding at June 30, 2012 and December 31, 2011; aggregate liquidation value of $13,437 at June 30, 2012 and $13,069 at December 31, 2011	11,812	11,769
Common stock, no par value; 22,500,000 shares authorized; issued and outstanding – 4,776,339 shares at June 30, 2012 and December 31, 2011	6,074	5,998
Retained earnings	22,523	21,709
Accumulated other comprehensive income	182	158

Total shareholders’ equity	40,591	39,634

Total liabilities and shareholders’ equity	$455,814	$455,349

See notes to unaudited condensed consolidated financial statements.

PLUMAS BANCORP

CONDENSED CONSOLIDATED STATEMENT OF INCOME

(Unaudited)

(In thousands, except per share data)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2012	2011	2012	2011
Interest Income:
Interest and fees on loans	$4,387	$4,302	$8,614	$8,684
Interest on investment securities	211	351	396	706
Other	22	23	56	52

Total interest income	4,620	4,676	9,066	9,442

Interest Expense:
Interest on deposits	225	402	465	901
Interest on repurchase agreements	3	1	9	1
Interest on junior subordinated deferrable interest debentures	93	77	171	152
Other	15	7	29	18

Total interest expense	336	487	674	1,072

Net interest income before provision for loan losses	4,284	4,189	8,392	8,370
Provision for Loan Losses	300	600	900	2,300

Net interest income after provision for loan losses	3,984	3,589	7,492	6,070

Non-Interest Income:
Service charges	914	873	1,786	1,701
Gain on sale of loans	238	416	473	1,138
Gain on sale of investments	161	447	211	612
Earnings on Bank owned life insurance policies	86	84	172	177
Other	189	191	373	386

Total non-interest income	1,588	2,011	3,015	4,014

Non-Interest Expenses:
Salaries and employee benefits	2,126	2,383	4,444	4,754
Occupancy and equipment	786	764	1,544	1,569
Other	1,634	2,377	3,143	3,424

Total non-interest expenses	4,546	5,524	9,131	9,747

Income before provision for income taxes	1,026	76	1,376	337
Provision (Benefit) for Income Taxes	393	(25)	519	12

Net income	$633	$101	$857	$325
Preferred Stock Dividends and Discount Accretion	(171)	(171)	(342)	(342)

Net income (loss) available to common shareholders	$462	$(70)	$515	$(17)

Basic earnings (loss) per share	$0.10	$(0.01)	$0.11	$0.00

Diluted earnings (loss) per share	$0.10	$(0.01)	$0.11	$0.00

See notes to unaudited condensed consolidated financial statements.

PLUMAS BANCORP

CONDENSED CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME

(Unaudited)

(In thousands)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2012	2011	2012	2011
Net income	$633	$101	$857	$325
Other comprehensive income (loss) net of tax:
Unrealized gains on securities:
Change in net unrealized gains, net	78	621	148	637
Less: Reclassification adjustments for net gains included in net income	(95)	(263)	(124)	(360)

Other comprehensive income (loss), net of tax	(17)	358	24	277

Total comprehensive income	$616	$459	$881	$602

See notes to unaudited condensed consolidated financial statements.

PLUMAS BANCORP

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

(Unaudited)

(In thousands)

	For the Six Months Ended June 30,
	2012	2011
Cash Flows from Operating Activities:
Net income	$857	$325
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	900	2,300
Change in deferred loan origination costs/fees, net	(357)	(174)
Depreciation and amortization	657	737
Stock-based compensation expense	76	(65)
Amortization of investment security premiums	292	201
Accretion of investment security discounts	(1)	(12)
Net loss on sale of other real estate	1	674
Gain on sale of investments	(211)	(612)
Gain on sale of loans held for sale	(473)	(1,138)
Loans originated for sale	(9,188)	(10,643)
Proceeds from loan sales	8,316	11,109
Provision for change in OREO valuation	493	(136)
Earnings on bank-owned life insurance	(172)	(177)
Decrease (increase) in accrued interest receivable and other assets	1,153	(2,537)
Increase (decrease) in accrued interest payable and other liabilities	341	(622)

Net cash provided by (used in) operating activities	2,684	(770)

Cash Flows from Investing Activities:
Proceeds from matured and called available-for-sale investment securities	15,180	12,000
Proceeds from principal repayments from available-for-sale government-sponsored mortgage-backed securities	4,520	3,095
Purchases of available-for-sale securities	(48,589)	(24,187)
Proceeds from sale of available-for-sale securities	12,282	27,351
Net (increase) decrease in loans	(13,076)	3,006
Proceeds from sale of other real estate	599	3,791
Proceeds from sale of other vehicles	52	23
Purchase of premises and equipment	(841)	(75)

Net cash (used in) provided by investing activities	(29,873)	25,004

Continued on next page.

PLUMAS BANCORP

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

(Unaudited)

(In thousands)

(Continued)

	For the Six Months Ended June 30,
	2012	2011
Cash Flows from Financing Activities:
Net increase (decrease) in demand, interest bearing and savings deposits	$7,393	$(6,549)
Net decrease in time deposits	(3,702)	(21,798)
Net (decrease) increase in securities sold under agreements to repurchase	(4,524)	1,767

Net cash used in financing activities	(833)	(26,580)

Decrease in cash and cash equivalents	(28,022)	(2,346)
Cash and Cash Equivalents at Beginning of Year	63,076	64,628

Cash and Cash Equivalents at End of Period	$35,054	$62,282

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:
Interest expense	$500	$1,045
Income taxes	$2	$2
Non-Cash Investing Activities:
Real estate and vehicles acquired through foreclosure	$174	$2,044

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

On February 15, 2012, the Bank received notice from the Federal Deposit Insurance Corporation (FDIC) and the California Department of Financial Institutions (“DFI”) that the Consent Order (“Order”) with the FDIC and the DFI which was effective on March 16, 2011 had been terminated. While the Bank is no longer subject to an Order, the Bank has entered into an informal agreement with the FDIC and DFI which, among other things, requests that the Bank continue to maintain a Tier 1 Leverage Capital Ratio of 9% which is in excess of that required for well capitalized institutions and continue to reduce its level of classified asset balances that were outstanding as of September 30, 2011 to not more than 50% of Tier 1 Capital plus the allowance for loan losses. At June 30, 2012 this ratio was 47% down from 68% at December 31, 2011 and the Bank’s tier 1 leverage capital ratio was 10.5%.

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

The condensed consolidated financial statements include the accounts of the Company and the accounts of its wholly-owned subsidiary, Plumas Bank. Plumas Statutory Trust I and Plumas Statutory Trust II are not consolidated into the Company’s consolidated financial statements and, accordingly, are accounted for under the equity method. In the opinion of management, the unaudited condensed consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the Company’s financial position at June 30, 2012 and December 31, 2011 and its results of operations for the three-month and six-month periods ended June 30, 2012 and 2011 and its cash flows for the six-month periods ended June 30, 2012 and 2011. Our condensed consolidated balance sheet at December 31, 2011 is derived from audited financial statements. Certain reclassifications have been made to prior period’s balances to conform to classifications used in 2012. These reclassifications had no impact on the Company’s consolidated financial position, results of operations or net change in cash and cash equivalents.

The unaudited condensed consolidated financial statements of the Company have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim reporting on Form 10-Q. Accordingly, certain disclosures normally presented in the notes to the annual consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been omitted. The Company believes that the disclosures are adequate to make the information not misleading. These interim financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s 2011 Annual Report to Shareholders on Form 10-K. The results of operations for the three-month and six-month periods ended June 30, 2012 may not necessarily be indicative of future operating results. In preparing such financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the balance sheet and revenues and expenses for the periods reported. Actual results could differ significantly from those estimates.

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

4.	INVESTMENT SECURITIES AVAILABLE FOR SALE

The amortized cost and estimated fair value of investment securities at June 30, 2012 and December 31, 2011 consisted of the following:

	June 30, 2012
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Debt securities:
U.S. Government-sponsored agencies	$38,351,000	$88,000	$(20,000)	$38,419,000
U.S. Government-sponsored agencies collateralized by mortgage obligations	35,824,000	245,000	(5,000)	36,064,000

	$74,175,000	$333,000	$(25,000)	$74,483,000

Unrealized gains on available-for-sale investment securities totaling $308,000 were recorded, net of $126,000 in tax expense, as accumulated other comprehensive income within shareholders’ equity at June 30, 2012. During the six months ended June 30, 2012, the Company sold eighteen available-for-sale securities for total proceeds of $12,282,000, which resulted in the recognition of a $211,000 gain on sale. No securities were sold at a loss. During the six months ended June 30, 2011 the Company sold twenty-five available-for-sale securities for $27,351,000. The Company realized a gain on sale from twenty-three of these securities totaling $636,000 and a loss on sale on two securities of $24,000 resulting in the recognition of a $612,000 net gain on sale. During the three months ended June 30, 2012, the Company sold fifteen available-for-sale securities for total proceeds of $7,811,000, which resulted in the recognition of a $160,000 gain on sale. No securities were sold at a loss. During the three months ended June 30, 2011 the Company sold fifteen available-for-sale securities for $23,430,000. The Company realized a gain on sale of $447,000. No securities were sold at a loss during the three months ended June 30, 2012 and 2011.

	December 31, 2011
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Debt securities:
U.S. Government-sponsored agencies	$32,708,000	$92,000	$(23,000)	$32,777,000
U.S. Government-sponsored agencies collateralized by mortgage obligations	24,941,000	251,000	(52,000)	25,140,000

	$57,649,000	$343,000	$(75,000)	$57,917,000

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

Investment securities with unrealized losses at June 30, 2012 are summarized and classified according to the duration of the loss period as follows:

	Less than 12 Months
	Fair Value	Unrealized Losses
Debt securities:
U.S. Government-sponsored agencies	$12,711,000	$20,000
U.S. Government-sponsored agencies collateralized by mortgage obligations	3,430,000	5,000

	$16,141,000	$25,000

Investment securities with unrealized losses at December 31, 2011 are summarized and classified according to the duration of the loss period as follows:

	Less than 12 Months
	Fair Value	Unrealized Losses
Debt securities:
U.S. Government-sponsored agencies	$11,044,000	$23,000
U.S. Government-sponsored agencies collateralized by mortgage obligations	9,144,000	52,000

	$20,188,000	$75,000

There were no securities in a loss position for more than one year as of June 30, 2012 and December 31, 2011.

At June 30, 2012, the Company held 46 securities of which 9 were in a loss position. Of the securities in a loss position, all were in a loss position for less than twelve months. Of the 9 securities, 7 are U.S. Government-sponsored agencies and 2 are U.S. Government-sponsored agencies collateralized by mortgage obligations. The unrealized losses primarily relate to changes in interest rates and other market conditions. All of the securities continue to pay as scheduled. When analyzing an issuer’s financial condition, management considers the length of time and extent to which the market value has been less than cost; the historical and implied volatility of the security; the financial condition of the issuer of the security; and the Company’s intent and ability to hold the security to recovery. As of June 30, 2012, management does not have the intent to sell these securities nor does it believe it is more likely than not that it will be required to sell these securities before the recovery of its amortized cost basis. Based on the Company’s evaluation of the above and other relevant factors, the Company does not believe the securities that are in an unrealized loss position as of June 30, 2012 are other than temporarily impaired.

The amortized cost and estimated fair value of investment securities at June 30, 2012 by contractual maturity are shown below. Expected maturities will differ from contractual maturities because the issuers of the securities may have the right to call or prepay obligations with or without call or prepayment penalties.

	Estimated Amortized Cost	Estimated Fair Value
After one year through five years	$38,351,000	$38,419,000
Investment securities not due at a single maturity date:
Government-sponsored mortgage- backed securities	35,824,000	36,064,000

	$74,175,000	$74,483,000

Investment securities with amortized costs totaling $50,519,000 and $44,878,000 and estimated fair values totaling $50,755,000 and $45,149,000 at June 30, 2012 and December 31, 2011, respectively, were pledged to secure deposits and repurchase agreements.

5.	LOANS AND THE ALLOWANCE FOR LOAN LOSSES

Outstanding loans are summarized below, in thousands:

	June 30, 2012	December 31, 2011
Commercial	$31,137	$30,235
Agricultural	39,894	38,868
Real estate – residential	36,626	39,019
Real estate – commercial	122,675	119,412
Real estate – construction and land development	20,668	17,063
Equity lines of credit	38,589	37,581
Installment	2,774	2,515
Other	14,091	9,172

	306,454	293,865
Deferred loan costs, net	742	475
Allowance for loan losses	(6,183)	(6,908)

	$301,013	$287,432

The recorded investment in impaired loans totaled $20,563,000 and $24,402,000 at June 30, 2012 and December 31, 2011. The Company had specific allowances for loan losses of $1,777,000 on impaired loans of $9,889,000 at June 30, 2012 as compared to specific allowances for loan losses of $2,066,000 on impaired loans of $14,130,000 at December 31, 2011. The balance of impaired loans for which no specific reserves were required totaled $10,674,000 and $10,272,000 at June 30, 2012 and December 31, 2011, respectively. The average recorded investment in impaired loans for the six months ended June 30, 2012 and June 30, 2011 was $23,309,000 and $27,248,000, respectively. The Company recognized $331,000 and $249,000 in interest income on impaired loans during the six months ended June 30, 2012 and 2011, respectively. During the three months ended June 30, 2012 and 2011 the Company recognized $204,000 and $95,000, respectively.

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

The carrying value of troubled debt restructurings at June 30, 2012 and December 31, 2011 was $12,607,000 and $12,188,000, respectively. The Company has allocated $1,080,000 and $1,164,000 of specific reserves on loans to customers whose loan terms have been modified in troubled debt restructurings as of June 30, 2012 and December 31, 2011, respectively. The Company has not committed to lend additional amounts on loans classified as troubled debt restructurings at June 30, 2012 and December 31, 2011.

During the three and six month period ended June 30, 2012, the terms of certain loans were modified as troubled debt restructurings. Modifications involving a reduction of the stated interest rate of the loan was for periods ranging from 1 month to 10 years. During the twelve month period ended December 31, 2011, the terms of certain loans were modified as troubled debt restructurings. Modifications involving a reduction of the stated interest rate of the loan were for periods ranging from 1 month to 2 years. For the periods described above, modifications involving an extension of the maturity date were for periods ranging from 1 month to 10 years.

The following table presents loans by class modified as troubled debt restructurings that occurred during the six months ended June 30, 2012, dollars in thousands:

	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Troubled Debt Restructurings:
Commercial	1	$24	$24
Real estate – residential	2	819	800
Real estate – commercial	1	516	516
Real estate – construction	2	180	180

Total	6	$1,539	$1,520

The troubled debt restructurings described above decreased the allowance for loan losses by $115,000 and resulted in no charge offs during the six months ended June 30, 2012.

The following table presents loans by class modified as troubled debt restructurings that occurred during the three months ended June 30, 2012, dollars in thousands:

	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Troubled Debt Restructurings:
Real estate – construction	2	180	180

Total	2	$180	$180

The troubled debt restructurings described above increased the allowance for loan losses by $2,000 and resulted in no charge offs during the three months ended June 30, 2012.

There were no loans modified as troubled debt restructurings for which there was a payment default within twelve months following the modification during the six months ended June 30, 2012.

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

The following table presents loans by class modified as troubled debt restructurings for which there was a payment default within twelve months following the modification during the year ending December 31, 2011:

	Number of Loans	Recorded Investment
Troubled Debt Restructurings:
Agricultural	3	$630,000
Real estate—construction and land development	2	139,000
Equity LOC	1	787,000

Total	6	$1,556,000

The troubled debt restructurings that subsequently defaulted described above increased the allowance for loan losses by $81,000 and resulted in charge offs of $51,000 during the year ending December 31, 2011.

The terms of certain other loans were modified during the six months ending June 30, 2012 that did not meet the definition of a troubled debt restructuring. These loans have a total recorded investment as of June 30, 2012 of $4.6 million. The terms of certain other loans were modified during the year ending December 31, 2011 that did not meet the definition of a troubled debt restructuring. These loans have a total recorded investment as of December 31, 2011 of $13.5 million.

These loans which were modified during the six months ended June 30, 2012 and twelve months ended December 31, 2011 did not meet the definition of a troubled debt restructuring as the modification was a delay in a payment ranging from 30 days to 3 months that was considered to be insignificant or the borrower was not considered to be experiencing financial difficulties.

At June 30, 2012 and December 31, 2011, nonaccrual loans totaled $12,881,000 and $16,757,000, respectively. Interest foregone on nonaccrual loans totaled $350,000 and $489,000 for the six months ended June 30, 2012 and 2011, respectively. Interest foregone on nonaccrual loans totaled $150,000 and $203,000 for the three months ended June 30, 2012 and 2011, respectively. Loans past due 90 days or more and on accrual status totaled $55,000 and $72,000 at June 30, 2012 and December 31, 2011, respectively.

Salaries and employee benefits totaling $464,000 and $270,000 have been deferred as loan origination costs during the six months ended June 30, 2012 and 2011, respectively. Salaries and employee benefits totaling $269,000 and $129,000 have been deferred as loan origination costs during the three months ended June 30, 2012 and 2011, respectively.

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

Loss – Loans classified as loss are considered uncollectible and charged off immediately.

The following table shows the loan portfolio allocated by management’s internal risk ratings at the dates indicated, in thousands:

	Credit Exposure Credit Risk Profile by Internally Assigned Grade
June 30, 2012	Commercial	Agricultural	Real Estate- Residential	Real Estate- Commercial	Real Estate- Construction	Equity LOC	Total
Grade:
Pass	$26,905	$37,288	$32,717	$110,325	$15,482	$35,269	$257,986
Watch	1,574	1,194	780	5,839	256	1,408	11,051
Substandard	2,591	1,412	3,129	6,511	4,930	1,901	20,474
Doubtful	67	—	—	—	—	11	78

Total	$31,137	$39,894	$36,626	$122,675	$20,668	$38,589	$289,589

	Credit Exposure Credit Risk Profile by Internally Assigned Grade
December 31, 2011	Commercial	Agricultural	Real Estate- Residential	Real Estate- Commercial	Real Estate- Construction	Equity LOC	Total
Grade:
Pass	$26,077	$34,882	$34,049	$101,395	$11,383	$34,296	$242,082
Watch	1,562	1,595	629	5,575	50	1,300	10,711
Substandard	2,433	2,391	4,327	12,442	5,630	1,974	29,197
Doubtful	163	—	14	—	—	11	188

Total	$30,235	$38,868	$39,019	$119,412	$17,063	$37,581	$282,178

	Consumer Credit Exposure Credit Risk Profile Based on Payment Activity June 30, 2012				Consumer Credit Exposure Credit Risk Profile Based on Payment Activity December 31, 2011
	Installment	Other	Total		Installment	Other	Total
Grade:
Performing	$2,701	$13,981	$16,682		$2,465	$9,024	$11,489
Non-performing	73	110	183		50	148	198

Total	$2,774	$14,091	$16,865		$2,515	$9,172	$11,687

The following tables show the allocation of the allowance for loan losses by impairment methodology at the dates indicated, in thousands:

Allowance for Loan Losses:	Commercial	Agricultural	Real Estate- Residential	Real Estate- Commercial	Real Estate- Construction	Equity LOC	Installment	Other	Total
Six months ended June 30, 2012:
Beginning balance	$1,025	$330	$698	$1,925	$2,006	$635	$117	$172	$6,908
Charge-offs	(733)	(250)	(140)	(238)	(98)	(216)	(36)	(81)	(1,792)
Recoveries	45	—	—	3	54	8	34	23	167
Provision	643	103	249	(529)	181	185	1	67	900

Ending balance	$980	$183	$807	$1,161	$2,143	$612	$116	$181	$6,183

Three months ended June 30, 2012:
Beginning balance	$1,103	$216	$534	$1,839	$2,010	$733	$101	$186	$6,722
Charge-offs	(481)	—	(101)	(141)	24	(216)	(7)	(26)	(948)
Recoveries	35	—	—	1	54	5	2	12	109
Provision	323	(33)	374	(538)	55	90	20	9	300

Ending balance	$980	$183	$807	$1,161	$2,143	$612	$116	$181	$6,183

Six months ended June 30, 2011:
Beginning balance	$760	$184	$632	$1,819	$3,011	$652	$66	$200	$7,324
Charge-offs	(166)	(94)	(48)	(244)	(1,789)	(72)	(64)	(97)	(2,574)
Recoveries	41	102	—	1	5	—	7	61	217
Provision	420	66	(26)	307	1,447	(28)	108	6	2,300

Ending balance	$1,055	$258	$558	$1,883	$2,674	$552	$117	$170	$7,267

Three months ended June 30, 2011:
Beginning balance	$944	$170	$691	$2,040	$3,994	$648	$99	$173	$8,759
Charge-offs	(87)	—	—	(244)	(1,789)	(1)	(12)	(40)	(2,173)
Recoveries	35	—	—	1	5	—	3	37	81
Provision	163	88	(133)	86	464	(95)	27	—	600

Ending balance	$1,055	$258	$558	$1,883	$2,674	$552	$117	$170	$7,267

June 30, 2012:
Ending balance	$980	$183	$807	$1,161	$2,143	$612	$116	$181	$6,183

Ending balance: individually evaluated for impairment	$196	$—	$306	$229	$1,003	$14	$25	$4	$1,777

Ending balance: collectively evaluated for impairment	$784	$183	$501	$932	$1,140	$598	$91	$177	$4,406

Loans:
June 30, 2012:
Ending balance	$31,137	$39,894	$36,626	$122,675	$20,668	$38,589	$2,774	$14,091	$306,454

Ending balance: individually evaluated for impairment	$3,742	$1,019	$3,655	$4,003	$6,502	$1,508	$75	$59	$20,563

Ending balance: collectively evaluated for impairment	$27,395	$38,875	$32,971	$118,672	$14,166	$37,081	$2,699	$14,032	$285,891

The following tables show the allocation of the allowance for loan losses by impairment methodology at December 31, 2011, in thousands:

	Commercial	Agricultural	Real Estate- Residential	Real Estate- Commercial	Real Estate- Construction	Equity LOC	Installment	Other	Total
December 31, 2011 Allowance for Loan Losses
Ending balance	$1,025	$330	$698	$1,925	$2,006	$635	$117	$172	$6,908

Ending balance: individually evaluated for impairment	$310	$250	$355	$148	$901	$101	$1	$—	$2,066

Ending balance: collectively evaluated for impairment	$715	$80	$343	$1,777	$1,105	$534	$116	$172	$4,842

Loans
Ending balance	$30,235	$38,868	$39,019	$119,412	$17,063	$37,581	$2,515	$9,172	$293,865

Ending balance: individually evaluated for impairment	$4,946	$1,268	$4,257	$5,557	$6,754	$1,494	$50	$76	$24,402

Ending balance: collectively evaluated for impairment	$25,289	$37,600	$34,762	$113,855	$10,309	$36,087	$2,465	$9,096	$269,463

The following table shows an aging analysis of the loan portfolio by the time past due, in thousands:

	30-89 Days Past Due	90 Days and Still Accruing	Nonaccrual	Total Past Due	Current	Total
As of June 30, 2012:
Commercial:
Commercial	$189	$—	$3,592	$3,781	$27,356	$31,137
Agricultural	47	—	753	800	39,094	39,894
Real estate – construction	237	—	436	673	19,995	20,668
Real estate – commercial	3,472	—	4,003	7,475	115,200	122,675
Residential:
Real estate – residential	768	—	2,471	3,239	33,387	36,626
Equity LOC	122	—	1,497	1,619	36,970	38,589
Consumer:
Installment	2	—	74	76	2,698	2,774
Other	233	55	55	343	13,748	14,091

Total	$5,070	$55	$12,881	$18,006	$288,448	$306,454

As of December 31, 2011:
Commercial:
Commercial	$456	$—	$4,819	$5,275	$24,960	$30,235
Agricultural	—	—	999	999	37,869	38,868
Real estate – construction	1,113	—	634	1,747	15,316	17,063
Real estate – commercial	1,939	—	5,557	7,496	111,916	119,412
Residential:
Real estate – residential	461	—	3,141	3,602	35,417	39,019
Equity LOC	775	—	1,481	2,256	35,325	37,581
Consumer:
Installment	31	—	50	81	2,434	2,515
Other	351	72	76	499	8,673	9,172

Total	$5,126	$72	$16,757	$21,955	$271,910	$293,865

The following table shows information related to impaired loans at the dates indicted, in thousands:

	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
As of June 30, 2012:
With no related allowance recorded:
Commercial	$2,872	$3,496		$4,438	$21
Agricultural	1,019	1,500		1,081	10
Real estate – construction	1,577	1,652		1,775	51
Real estate – commercial	2,161	2,234		3,316	98
Real estate – residential	1,673	1,753		1,742	38
Equity Lines of Credit	1,267	1,356		1,424	13
Installment	50	50		53	1
Other	55	55		67	3
With an allowance recorded:
Commercial	870	1,013	$196	480	1
Agricultural	—	—	—	—	—
Real estate – construction	4,925	4,925	1,003	4,765	87
Real estate – commercial	1,842	1,866	229	1,840	—
Real estate – residential	1,982	2,100	306	2,055	6
Equity Lines of Credit	241	318	14	266	2
Installment	25	25	25	3	—
Other	4	4	4	4	—
Total:
Commercial	3,742	4,509	196	4,918	22
Agricultural	1,019	1,500	—	1,081	10
Real estate – construction	6,502	6,577	1,003	6,540	138
Real estate – commercial	4,003	4,100	229	5,156	98
Real estate – residential	3,655	3,853	306	3,797	44
Equity Lines of Credit	1,508	1,674	14	1,690	15
Installment	75	75	25	56	1
Other	59	59	4	71	3

Total	$20,563	$22,347	$1,777	$23,309	$331

As of December 31, 2011:
With no related allowance recorded:
Commercial	$2,506	$2,882		$2,458	$56
Agricultural	923	1,153		931	62
Real estate – construction	1,955	2,210		6,911	117
Real estate – commercial	1,707	1,707		4,751	70
Real estate – residential	1,711	1,739		2,069	106
Equity Lines of Credit	1,345	1,345		1,285	22
Installment	49	49		91	2
Other	76	76		102	10
With an allowance recorded:
Commercial	2,440	2,440	$310	1,349	25
Agricultural	345	345	250	345	—
Real estate – construction	4,799	4,850	901	2,521	186
Real estate – commercial	3,850	3,850	148	1,664	—
Real estate – residential	2,546	2,546	355	1,005	9
Equity Lines of Credit	149	149	101	53	1
Installment	1	1	1	1	—
Other	—	—	—	—	—
Total:
Commercial	4,946	5,322	310	3,807	81
Agricultural	1,268	1,498	250	1,276	62
Real estate – construction	6,754	7,060	901	9,432	303
Real estate – commercial	5,557	5,557	148	6,415	70
Real estate – residential	4,257	4,285	355	3,074	115
Equity Lines of Credit	1,494	1,494	101	1,338	23
Installment	50	50	1	92	2
Other	76	76	—	102	10

Total	$24,402	$25,342	$2,066	$25,536	$666

6.	COMMITMENTS AND CONTINGENCIES

The Company is party to claims and legal proceedings arising in the ordinary course of business. In the opinion of the Company’s management, the amount of ultimate liability with respect to such proceedings will not have a material adverse effect on the financial condition or result of operations of the Company taken as a whole.

In the normal course of business, there are various outstanding commitments to extend credit, which are not reflected in the financial statements, including loan commitments of $76,247,000 and $79,164,000 and stand-by letters of credit of $110,000 and $50,000 at June 30, 2012 and December 31, 2011, respectively.

Of the loan commitments outstanding at June 30, 2012, $4,868,000 are real estate construction loan commitments that are expected to fund within the next twelve months. The remaining commitments primarily relate to revolving lines of credit or other commercial loans, and many of these are expected to expire without being drawn upon. Therefore, the total commitments do not necessarily represent future cash requirements. Each loan commitment and the amount and type of collateral obtained, if any, are evaluated on an individual basis. Collateral held varies, but may include real property, bank deposits, debt or equity securities or business assets.

Stand-by letters of credit are conditional commitments written to guarantee the performance of a customer to a third party. These guarantees are primarily related to the purchases of inventory by commercial customers and are typically short-term in nature. Credit risk is similar to that involved in extending loan commitments to customers and accordingly, evaluation and collateral requirements similar to those for loan commitments are used. The deferred liability related to the Company’s stand-by letters of credit was not significant at June 30, 2012 or December 31, 2011.

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

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(In thousands, except share and per share data)	2012	2011	2012	2011
Net Income (Loss):
Net income	$633	$101	$857	$325
Dividends and discount accretion on preferred shares	(171)	(171)	(342)	(342)

Net income (loss) available to common shareholders	$462	$(70)	$515	$(17)

Basic and Diluted Earnings (Loss) Per share	$0.10	$(0.01)	$0.11	$0.00
Basic Weighted Average Number of Shares Outstanding:	4,776	4,776	4,776	4,776
Diluted Weighted Average Number of Shares Outstanding:	4,779	4,776	4,778	4,776

Shares of common stock issuable under stock options for which the exercise prices were greater than the average market prices were not included in the computation of diluted earnings per share due to their antidilutive effect. Stock options not included in the computation of diluted earnings per share, due to shares not being in-the-money and having an antidilutive effect, were 254,000 and 550,000 for the three month periods ended June 30, 2012 and 2011, respectively. Stock options not included in the computation of diluted earnings per share, due to shares not being in-the-money and having an antidilutive effect, were 367,000 and 550,000 for the six month periods ended June 30, 2012 and 2011, respectively.

8.	STOCK-BASED COMPENSATION

In 2001, the Company established a Stock Option Plan for which 470,180 shares of common stock remain reserved for issuance to employees and directors and no shares are available for future grants as of June 30, 2012. The Plan requires that the option price may not be less than the fair market value of the stock at the date the option is granted, and that the stock must be paid in full at the time the option is exercised. Payment in full for the option price must be made in cash or with Company common stock previously acquired by the optionee and held by the optionee for a period of at least six months. The Plan does not provide for the settlement of awards in cash and new shares are issued upon option exercise. The options expire on dates determined by the Board of Directors, but not later than ten years from the date of grant. Upon grant, options vest ratably over a three to five year period.

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

The fair value of each option is estimated on the date of grant using the following assumptions for options granted in 2011. No options were granted during the six months ended June 30, 2012.

Six Months Ended June 30, 2011
Expected life of stock options	5.3 years
Risk-free interest rate	2.26%
Expected stock price volatility	46.1%
Dividend yield	3.05%
Weighted-average fair value of options granted during the period	$0.99

During the six months ended June 30, 2012, the Company recognized compensation costs of $75,000 and an increase in future income tax benefit of $1,000. During the six months ended June 30, 2011, the Company recognized a net reversal of compensation cost related to a revision in the estimated forfeiture rate. This resulted in a credit to operating expense of $65,000 and a reduction in the future income tax benefit of $2,000.

Compensation cost related to stock options recognized in operating results was $10,000 and $18,000 for the quarters ended June 30, 2012 and 2011, respectively. The associated future income tax benefit recognized was $0 and $1,000 for the quarters ended June 30, 2012 and 2011 respectively.

The following table summarizes information about stock option activity for the six months ended June 30, 2012:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Intrinsic Value (in thousands)
Options outstanding at December 31, 2011	482,780	$8.74
Options granted	—	—
Options exercised	—	—
Options cancelled	(12,600)	$5.50

Options outstanding at June 30, 2012	470,180	$8.82	4.3	$37

Options exercisable at June 30, 2012	309,087	$11.88	3.1	$9

Expected to vest after June 30, 2012	135,437	$2.95	6.7	$23

At June 30, 2012, there was $107,000 of total unrecognized compensation cost related to non-vested stock option awards which is expected to be recognized over a weighted-average period of 2.7 years. The total fair value of options vested during the six months ended June 30, 2012 was $90,000.

9.	INCOME TAXES

The Company files its income taxes on a consolidated basis with its subsidiary. The allocation of income tax expense (benefit) represents each entity’s proportionate share of the consolidated provision for income taxes. Differences arise between the Company’s effective tax rate and applicable statutory rates due primarily to non-taxable sources of income and non-deductible sources of expenses.

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

As part of its analysis, the Company considered the following positive evidence:

•

The Company’s 2009 net loss was largely attributable to losses on its Construction and Land Development portfolio that represented approximately 80% of net charge-offs during the year ended December 31, 2009. This portfolio has decreased from $74 million at December 31, 2008 to $21 million at June 30, 2012.

•

The Company’s 2009 net loss was also attributable to significant write-downs on foreclosed construction and land development real estate properties which represented the majority of its provision for losses on other real estate during 2009. During 2010 other real estate write-downs decreased by $4.4 million from $4.8 million during the year ended December 31, 2009 to $356 thousand during 2010. Write-downs on construction and land development real estate owned during 2011 totaled $440 thousand and during the six months ended June 30, 2012 losses on construction and land development real estate owned totaled $186 thousand.

•	The Company has a long history of earnings and profitability.

•	The Company has been profitable in 2012 and was profitable in 2011 and 2010. Additionally, the Company is projecting future taxable and book income will be generated by operations.

•	The volume of potential problem loans in the Company’s pipeline has significantly decreased.

•	The Company does not have a history of net operating losses carry forwards or tax credits expiring unused.

As part of its analysis, the Company also considered the following negative evidence:

•	The Company recorded a large net loss in 2009 and is in a thirty-six month cumulative loss position.

At June 30, 2012 total deferred tax assets were approximately $7,000,000 and total deferred tax liabilities were approximately $1,000,000 for a net deferred tax asset of $6,000,000. The Company’s deferred tax assets primarily relate to net operating loss carry-forwards and timing differences in the tax deductibility of the provision for loan losses, impairment charges on other real estate owned and deferred compensation. Based upon our analysis of available evidence, we have determined that it is “more likely than not” that all of our deferred income tax assets as of June 30, 2012 and December 31, 2011 will be fully realized and therefore no valuation allowance was recorded. On the consolidated balance sheet, net deferred tax assets are included in accrued interest receivable and other assets.

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

Interest expense and penalties associated with unrecognized tax benefits, if any, are classified as income tax expense in the consolidated statement of income. There have been no significant changes to unrecognized tax benefits or accrued interest and penalties for the quarter ended June 30, 2012.

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

Fair Value of Financial Instruments

The carrying amounts and estimated fair values of financial instruments, at June 30, 2012 and December 31, 2011 are as follows:

(Dollars in thousands)		Fair Value Measurements at June 30, 2012 Using:
	Carrying Value	Level 1	Level 2	Level 3	Total Fair Value
Financial assets:
Cash and cash equivalents	$35,054	$35,054			$35,054
Investment securities	74,483		$74,483		74,483
Loans, net	301,013			$305,160	305,160
FHLB stock	1,950				N/A
Accrued interest receivable	1,553		226	1,327	1,553
Financial liabilities:
Deposits	394,831	318,159	76,881		395,040
Repurchase Agreements	3,754		3,754		3,754
Junior subordinated deferrable interest debentures	10,310			3,517	3,517
Accrued interest payable	957	7	141	809	957

(Dollars in thousands)		Fair Value Measurements at December 31, 2011 Using:
	Carrying Value	Level 1	Level 2	Level 3	Total Fair Value
Financial assets:
Cash and cash equivalents	$63,076	$63,076			$63,076
Investment securities	57,917		$57,917		57,917
Loans, net	287,432			$290,710	290,710
FHLB stock	2,043				N/A
Accrued interest receivable	1,638		241	1,397	1,638
Financial liabilities:
Deposits	391,140	310,765	80,645		391,410
Repurchase Agreements	8,279		8,279		8,279
Junior subordinated deferrable interest debentures	10,310			3,079	3,079
Accrued interest payable	783	7	167	609	783

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

The following methods and assumptions were used by management to estimate the fair value of its financial instruments:

Cash and cash equivalents: The carrying amounts of cash and short-term instruments approximate fair values and are classified as Level 1.

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

Deposits: The fair values disclosed for demand deposits, including interest and non-interest demand accounts, savings, and certain types of money market account are, by definition, equal to the carrying amount at the reporting date resulting in a Level 1 classification. Fair values for fixed rate certificates of deposit are estimated using a discounted cash flows calculation that applies interest rates currently being offered on certificates to a schedule of aggregated expected monthly maturities on time deposits resulting in a Level 2 classification.

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

The following tables present information about the Company’s assets and liabilities measured at fair value on a recurring and non recurring basis as of June 30, 2012 and December 31, 2011, and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value:

Assets and liabilities measured at fair value on a recurring basis at June 30, 2012 are summarized below:

		Fair Value Measurements at June 30, 2012 Using
	Total Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
U.S. Government-sponsored agencies	$38,419,000		$38,419,000
U.S. Government-sponsored agencies collateralized by mortgage obligations	36,064,000		36,064,000

	$74,483,000	$—	$74,483,000	$—

Assets and liabilities measured at fair value on a recurring basis at December 31, 2011 are summarized below:

		Fair Value Measurements at December 31, 2011 Using
	Total Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
U.S. Government-sponsored agencies	$32,777,000		$32,777,000
U.S. Government-sponsored agencies collateralized by mortgage obligations	25,140,000		25,140,000

	$57,917,000	$—	$57,917,000	$—

The fair value of securities available-for-sale equals quoted market price, if available. If quoted market prices are not available, fair value is determined using quoted market prices for similar securities. There were no changes in the valuation techniques used during 2012 or 2011. Transfers between hierarchy measurement levels are recognized by the Company as of the beginning of the reporting period (or as of the end or as of the actual date the event or change in circumstances that caused the transfer). There were no transfers between levels during the three and six month periods ended June 30, 2012. During the year ended December 31, 2011, U.S. Government-sponsored agencies were transferred to Level 2 of the fair value hierarchy as the Company currently values these securities by relying on the securities’ relationship to other benchmark quoted securities. Changes in fair market value are recorded in other comprehensive income.

Assets and liabilities measured at fair value on a non-recurring basis at June 30, 2012 are summarized below:

		Fair Value Measurements at June 30, 2012 Using
	Total Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Losses
Assets:
Impaired loans:
Commercial	$2,970,000			$2,970,000	$(347,000)
Agricultural	245,000			245,000	—
Real estate – residential	2,147,000			2,147,000	(184,000)
Real estate – commercial	2,471,000			2,471,000	(220,000)
Real estate – construction and land development	4,064,000			4,064,000	(221,000)
Equity lines of credit	273,000			273,000	(79,000)
Installment	—			—	(25,000)
Other	—			—	(4,000)

Total impaired loans	12,170,000			12,170,000	(1,080,000)

Other real estate:
Real estate – residential	570,000			570,000	(44,000)
Real estate – commercial	4,306,000			4,306,000	(263,000)
Real estate – construction and land development	2,854,000			2,854,000	(186,000)

Total other real estate	7,730,000			7,730,000	(493,000)

	$19,900,000	$—	$—	$19,900,000	$(1,573,000)

Assets and liabilities measured at fair value on a non-recurring basis at December 31, 2011 are summarized below:

		Fair Value Measurements at December 31, 2011 Using
	Total Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Gains (Losses)
Assets:
Impaired loans:
Commercial	$2,942,000			$2,942,000	$(315,000)
Agricultural	245,000			245,000	(250,000)
Real estate – residential	2,558,000			2,558,000	(297,000)
Real estate – commercial	3,701,000			3,701,000	(52,000)
Real estate – construction and land development	4,070,000			4,070,000	(402,000)
Equity lines of credit	49,000			49,000	(100,000)
Installment	—			—	(1,000)
Other	—			—	—

Total impaired loans	13,565,000			13,565,000	(1,417,000)

Other real estate:
Real estate – residential	644,000			644,000	(85,000)
Real estate – commercial	5,021,000			5,021,000	(54,000)
Real estate – construction and land development	2,958,000			2,958,000	(440,000)

Total other real estate	8,623,000			8,623,000	(579,000)

	$22,188,000	$—	$—	$22,188,000	$(1,996,000)

The Company has no liabilities which are reported at fair value.

The following methods were used to estimate fair value.

Impaired Loans: The fair value of impaired loans with specific allocations of the allowance for loan losses or loans that have been subject to partial charge-offs are generally based on recent real estate appraisals. These appraisals may utilize a single valuation approach or a combination of approaches including comparable sales and the income approach. Adjustments are routinely made in the appraisal process by the independent appraisers to adjust for differences between the comparable sales and income data available. Such adjustments are usually significant and typically result in a Level 3 classification of the inputs for determining fair value. Total losses of $1,080,000 and $1,417,000 represent impairment charges recognized during the six months and year ended June 30, 2012 and December 31, 2011, respectively related to the above impaired loans.

Other Real Estate: Nonrecurring adjustments to certain commercial and residential real estate properties classified as other real estate owned (OREO) are measured at fair value, less costs to sell. Fair values are based on recent real estate appraisals. These appraisals may use a single valuation approach or a combination of approaches including comparable sales and the income approach.

Appraisals for both collateral-dependent impaired loans and other real estate owned are performed by certified general appraisers (for commercial properties) or certified residential appraisers (for residential properties) whose qualifications and licenses have been reviewed and verified by the Company. Once received, a member of the Appraisal Department reviews the assumptions and approaches utilized in the appraisal as well as the overall resulting fair value in comparison with via independent data sources such as recent market data or industry-wide statistics. On a quarterly basis, the Company compares the actual selling price of collateral that has been liquidated to the most recent appraised value to determine what additional adjustment should be made to the appraisal value to arrive at fair value. Adjustments are routinely made in the appraisal process by the independent appraisers to adjust for differences between the comparable sales and income data available. Management made no significant adjustments to third-party appraisals or other quantitative data with significant unobservable inputs for assets categorized as Level 3 to arrive at fair value as of June 30, 2012.

We generally use discounted cash flow or similar internal modeling techniques to determine the fair value of our Level 3 assets and liabilities. Use of these techniques requires determination of relevant inputs and assumptions, some of which represent significant unobservable inputs. Accordingly, changes in these unobservable inputs may have a significant impact on fair value.

Certain of these unobservable inputs will (in isolation) have a directionally consistent impact on the fair value of the instrument for a given change in that input. Alternatively, the fair value of the instrument may move in an opposite direction for a given change in another input. Where multiple inputs are used within the valuation technique of an asset or liability, a change in one input in a certain direction may be offset by an opposite change in another input having a potentially muted impact to the overall fair value of that particular instrument. Additionally, a change in one unobservable input may result in a change to another unobservable input (that is, changes in certain inputs are interrelated to one another), which may counteract or magnify the fair value impact.

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

In June 2011, the FASB amended existing guidance and eliminated the option to present the components of other comprehensive income as part of the statement of changes in shareholders’ equity. The amendment requires that comprehensive income be presented in either a single continuous statement or in two separate consecutive statements. The amendments in this guidance are effective as of the beginning of a fiscal reporting year, and interim periods within that year, that begins after December 15, 2011. Early adoption is permitted. The implementation of the amended accounting guidance changed the presentation of the components of comprehensive income for the Company from a component of the consolidated statement of shareholders’ equity to a separate statement following the consolidated statement of income.

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

INTRODUCTION

The following discussion and analysis sets forth certain statistical information relating to the Company as of June 30, 2012 and December 31, 2011 and for the six and three month periods ended June 30, 2012 and 2011. This discussion should be read in conjunction with the condensed consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q and the consolidated financial statements and notes thereto included in Plumas Bancorp’s Annual Report filed on Form 10-K for the year ended December 31, 2011.

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

OVERVIEW

The Company recorded net income of $857 thousand for the six months ended June 30, 2012, up $532 thousand from net income of $325 thousand during the six months ended June 30, 2011. The largest component of this increase was a $1.4 million reduction in the provision for loan losses. Additionally, net interest income increased by $22 thousand and non-interest expense declined by $616 thousand. The effect of these items was partially offset by a decline in non-interest income of $999 thousand and an increase in the provision for income taxes of $507 thousand. The decline in non-interest income was related to a reduction in gains on sale of government guaranteed loans of $665 thousand and a reduction in gain on sale of investment securities of $401 thousand.

Interest income in the six month periods declined by $376 thousand related to a decline in interest on loans and investment securities. Related to a decrease in average loan balances mostly offset by an increase in yield, interest on loans declined by $70 thousand. Interest on investment securities declined by $310 thousand mostly related to a decline in yield. These declines in interest income were offset by a decline in interest expense of $398 thousand primarily related to a decline in interest on time deposits of $392 thousand related to a decrease in the rate paid and average balance. Non-interest expense benefited from a $310 thousand decline in salary and benefit expense, a $301 thousand decrease in FDIC insurance expense, a $168 thousand decrease in Other Real Estate Owned (OREO) expense and a $667 thousand reduction in loss on sale of OREO partially offset by a $629 thousand increase in the provision for changes in valuation of OREO. Pre-tax earnings increased by $1 million from $337 thousand during the six months ended June 30, 2011 to $1.4 million during the current six month period. The provision for income taxes increased from $12 thousand during the 2011 period to $519 thousand during the current six month period.

Net income (loss) allocable to common shareholders increased from a loss of $17 thousand or $0.00 per share during the six months ended June 30, 2011 to income of $515 thousand or $0.11 per share during the current six month period. Income (loss) allocable to common shareholders is calculated by subtracting dividends and discount amortized on preferred stock from net income.

Total assets at June 30, 2012 were $456 million, an increase of $465 thousand from $455 million at December 31, 2011. A decline in cash and cash equivalents of $28 million was used to fund an increase in investment securities of $16.6 million and loans of $13.6 million. Net loan balances increased from $287.4 million at December 31, 2011 to $301.0 million at June 30, 2012 and investment securities increased from $57.9 million at December 31, 2011 to $74.5 million at June 30, 2012. OREO and Other Vehicles Owned (OVO) declined by $0.9 million and all other assets declined by $0.8 million.

Deposits increased by $3.7 million from $391 million at December 31, 2011 to $395 million at June 30, 2012. Non-interest bearing demand deposits increased by $1.9 million and savings and money market accounts increased by $7.4 million. Interest bearing transaction accounts (NOW) accounts decreased by $1.9 million and time deposits declined by $3.7 million. Offsetting this increase in deposits was a decline of $4.5 million in repurchase agreements. Shareholders’ equity increased by $1.0 million from $39.6 million at December 31, 2011 to $40.6 million at June 30, 2012.

The annualized return on average assets was 0.38% for the six months ended June 30, 2012 up from 0.14% for the six months ended June 30, 2011. The annualized return (loss) on average common equity was 3.6% for the six months ended June 30, 2012 up from (0.1%) for the six months ended June 30, 2011.

RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED JUNE 30, 2012

Net interest income before provision for loan losses. Net interest income, on a nontax-equivalent basis, for the six months ended June 30, 2012 was $8.39 million, an increase of $22 thousand from the $8.37 million earned during the same period in 2011. The largest components of the increase in net interest income were a decline in the average balance and rate paid on time deposits and an increase in yield on the Company’s loan portfolio. These items were mostly offset by a decline in yield and average balance in investment securities and a decline in average balance in loans. Net interest margin for the six months ended June 30, 2012 increased 13 basis points, or 3%, to 4.19%, up from 4.06% for the same period in 2011.

Interest income decreased by $376 thousand or 4%, to $9.1 million for the six months ended June 30, 2012 primarily as a result of a decline in the average balance on loans and investment securities and a decline in yield on investment securities. Interest and fees on loans decreased $70 thousand to $8.6 million for the six months ended June 30, 2012 as compared to $8.7 million during the first half of 2011. The Company’s average loan balances were $296.9 million for the six months ended June 30, 2012, down $10.0 million, or 3%, from $306.9 million for the same period in 2011. The decline in loan balances includes net charge-offs which totaled $3.2 million from July 1, 2011 to June 30, 2012 as well as $3.8 million in loans transferred to OREO. The average rate earned on the Company’s loan balances increased by 12 basis points to 5.83% during the first six months of 2012 compared to 5.71% during the first six months of 2011. The increase in loan yield reflects a decrease in nonaccruing loan balances which averaged $15.6 million during the six months ended June 30, 2012 and $23.6 million during the same period in 2011. Interest income on investment securities deceased by $310 thousand related to a decrease in average balance of $5.9 million, from $67.1 million for the six months ended June 30, 2011 to $61.2 million during the current period and a decline in yield of 82 basis points. The decline in yield is primarily related to the replacement of matured, called and sold investment securities with new investments with market yields below those which they replaced. Interest income on other interest-earning assets, which totaled $56 thousand in 2012 and $52 thousand in 2011, relates to interest on cash balances held at the Federal Reserve.

Interest expense on deposits decreased by $436 thousand, or 48%, to $465 thousand for the six months ended June 30, 2012, down from $901 thousand for the same period in 2011. This decrease primarily relates to decreases in the average balance and rate paid on time deposits, a decline in average balance of NOW deposits and declines in the rate paid on NOW and money market accounts.

Interest on time deposits declined by $392 thousand. Average time deposits declined by $30.1 million from $108.6 million during the first six months of 2011 to $78.4 million during the six months ended June 30, 2012. The decrease in time deposits is substantially related to a promotional time deposit product we began offering in June, 2009 and continued to offer until April 30, 2010. These promotional time deposits, which totaled $18 million at June 30, 2011, had all matured prior to January 1, 2012. In addition, the Bank has held down the rate paid on time deposits in 2012 as it has significant excess liquidity and does not need to overpay for deposits. The average rate paid on promotional deposits during the six months ended June 30, 2011 was 2%. The average rate paid on time deposits decreased from 1.27% during the first half of 2011 to 0.75% during the current six month period. This decrease primarily relates to a decline in market rates in the Company’s service area and the maturity of the higher rate promotional deposits.

Interest expense on NOW accounts declined by $44 thousand. Rates paid on NOW accounts declined by 7 basis points from 0.21% during the first six months of 2011 to 0.14% during the same period in 2012, mostly related to a decline in higher rate public sweep accounts. Public sweep accounts declined from $24.2 million at June 30, 2011 to $16.7 million at June 30, 2012 and are the primary reason for the decline in average balance in NOW deposits from $97.7 million during the six months ended June 30, 2011 to $85.1 million during the current six month period.

Interest expense on money market accounts decreased by $15 thousand related to a decrease in rate paid on these accounts of 8 basis points from 0.31% during the six months ended June 30, 2011 to 0.23% during the current six month period. This was primarily related to our money market sweep product which paid rates in excess of those offered on our other money market products. We no longer offer the money market sweep account having replaced it with a product that utilizes repurchase agreements during the third quarter of 2011. Interest expense on savings accounts increased by $15 thousand related to an increase in average balance from $56.4 million during the six months ended June 30, 2011 to $66.9 million during the current period.

Interest expense on repurchase agreements totaled $9 thousand during the six months ended June 30, 2012 and the average rate paid was 0.30%. This compares to interest of $1 thousand and an average rate of 0.32% during the six months ended June 30, 2011. Interest expense on junior subordinated debentures, which totaled $171 thousand reflecting an increase of $19 thousand from the first half of 2011, fluctuates with changes in the 3-month London Interbank Offered Rate (LIBOR) rate. In addition, as a result of deferring our interest payments under the debentures we are required to pay interest on the deferred interest payments. This has the effect of increasing the effective yield on the debentures.

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

	For the Six Months Ended June 30, 2012			For the Six Months Ended June 30, 2011
	Average Balance (in thousands)	Interest (in thousands)	Yield/ Rate	Average Balance (in thousands)	Interest (in thousands)	Yield/ Rate
Interest-earning assets:
Loans (1) (2) (3)	$296,938	$8,614	5.83%	$306,908	$8,684	5.71%
Investment securities (1)	61,221	396	1.30%	67,143	706	2.12%
Interest-bearing deposits	44,388	56	0.25%	42,126	52	0.25%

Total interest-earning assets	402,547	9,066	4.53%	416,177	9,442	4.58%

Cash and due from banks	13,047			12,881
Other assets	40,815			42,679

Total assets	$456,409			$471,737

Interest-bearing liabilities:
NOW deposits	$85,117	59	0.14%	$97,707	103	0.21%
Money market deposits	41,530	48	0.23%	40,609	63	0.31%
Savings deposits	66,886	64	0.19%	56,427	49	0.18%
Time deposits	78,438	294	0.75%	108,562	686	1.27%

Total deposits	271,971	465	0.34%	303,305	901	0.60%
Repurchase agreements	6,023	9	0.30%	628	1	0.32%
Other interest-bearing liabilities	1,089	29	5.36%	572	18	6.35%
Junior subordinated debentures	10,310	171	3.34%	10,310	152	2.97%

Total interest-bearing liabilities	289,393	674	0.47%	314,815	1,072	0.69%

Non-interest bearing deposits	121,736			111,256
Other liabilities	4,893			6,837
Shareholders’ equity	40,387			38,829

Total liabilities & equity	$456,409			$471,737

Cost of funding interest-earning assets (4)			0.34%			0.52%
Net interest income and margin (5)		$8,392	4.19%		$8,370	4.06%

(1)	Not computed on a tax-equivalent basis.
(2)	Average nonaccrual loan balances of $15.6 million for 2012 and $23.6 million for 2011 are included in average loan balances for computational purposes.
(3)	Net loan fees included in loan interest income for the six-month periods ended June 30, 2012 and 2011 were $2,000 and $41,000, respectively.
(4)	Total annualized interest expense divided by the average balance of total earning assets.
(5)	Annualized net interest income divided by the average balance of total earning assets.

The following table sets forth changes in interest income and interest expense for the six-month periods indicated and the amount of change attributable to variances in volume, rates and the combination of volume and rates based on the relative changes of volume and rates:

	2012 over 2011 change in net interest income for the six months ended June 30
	(in thousands)
	Volume (1)	Rate (2)	Mix (3)	Total
Interest-earning assets:
Loans	$(283)	$195	$18	$(70)
Investment securities	(62)	(274)	26	(310)
Interest bearing deposits	3	1	—	4

Total interest income	(342)	(78)	44	(376)

Interest-bearing liabilities:
NOW deposits	(13)	(36)	5	(44)
Money market deposits	1	(16)	—	(15)
Savings deposits	9	5	1	15
Time deposits	(191)	(281)	80	(392)
Repurchase agreements	9	—	(1)	8
Other	16	(3)	(2)	11
Junior subordinated debentures	—	19	—	19

Total interest expense	(169)	(312)	83	(398)

Net interest income	$(173)	$234	$(39)	$22

(1)	The volume change in net interest income represents the change in average balance multiplied by the previous year’s rate.
(2)	The rate change in net interest income represents the change in rate multiplied by the previous year’s average balance.
(3)	The mix change in net interest income represents the change in average balance multiplied by the change in rate.

Provision for loan losses. During the six months ended June 30, 2012 we recorded a provision for loan losses of $0.9 million down $1.4 million from the $2.3 million provision recorded during the first half of 2011. A large portion of the $2.3 million provision in the 2011 period was related to a specific reserve required on one significant land development loan relationship. See “Analysis of Asset Quality and Allowance for Loan Losses” for further discussion of loan quality trends and the provision for loan losses.

The allowance for loan losses is maintained at a level that management believes will be appropriate to absorb inherent losses on existing loans based on an evaluation of the collectability of the loans and prior loan loss experience. The evaluations take into consideration such factors as changes in the nature and volume of the portfolio, overall portfolio quality, review of specific problem loans, and current economic conditions that may affect the borrower’s ability to repay their loan. The allowance for loan losses is based on estimates, and ultimate losses may vary from the current estimates. These estimates are reviewed not less than quarterly and, as adjustments become necessary, they are reported in earnings in the periods in which they become known.

Based on information currently available, management believes that the allowance for loan losses is appropriate to absorb potential risks in the portfolio. However, no assurance can be given that the Company may not sustain charge-offs which are in excess of the allowance in any given period.

Non-interest income. During the six months ended June 30, 2012 non-interest income decreased by $999 thousand to $3.0 million from $4.0 million during the first half of 2011. The largest component of this decrease was due to a decrease of $665 thousand in gains on the sale of government guaranteed loans from $1.1 million during the first half of 2011 to $473 thousand during the current six month period. Beginning in the first quarter of 2011, related to a change in SBA requirements guaranteed portions of SBA loans were no longer required to be sold with a 90 day premium recourse requirement. This resulted in recording gains on sales of loans during the first half of 2011 representing both loans sold during the six months ended June 30, 2011 and loans sold during the fourth quarter of 2010. In addition, gain on sale of loans during the first sixth months of 2011benefited from a government program temporarily increasing the government guarantee in order to stimulate small business lending. The remaining decrease in non-interest income was related to a decline in gains on sale of investment securities from $612 thousand during the six months ended June 30, 2011 to $211 thousand during the current period. During the 2011 period proceeds of $27.4 million were generated on the sale of twenty-five securities and during the current quarter proceeds of $12.3 million were received on the sale of eighteen securities.

Service charges on deposit accounts increased by $85 thousand primarily related to an increase in use of overdraft protection services. During the fourth quarter of 2011 we introduced a new overdraft draft protection (ODP) program which we made available to a larger portion of our customer base than the prior program, resulting in an increase in service fee income. This new program has enabled us to increase income while strengthening our regulatory compliance over the ODP function.

The following table describes the components of non-interest income for the six-month periods ending June 30, 2012 and 2011, dollars in thousands:

	For the Six Months Ended June 30		Dollar Change	Percentage Change
	2012	2011
Service charges on deposit accounts	$1,786	$1,701	$85	5.0%
Gain on sale of loans	473	1,138	(665)	-58.4%
Gain on sale of securities	211	612	(401)	-65.5%
Earnings on life insurance policies	172	177	(5)	-2.8%
Loan servicing income	92	107	(15)	-14.0%
Customer service fees	69	69	—	—%
Other	212	210	2	1.0%

Total non-interest income	$3,015	$4,014	$(999)	-24.9%

Non-interest expense. We continue to achieve savings in many categories of non-interest expense resulting in a reduction in non-interest expense of $616 thousand from $9.7 million during the six months ended June 30, 2011 to $9.1 million during the current six month period. Significant reductions in salary and benefits expense, FDIC insurance, OREO expense and loss on sale of OREO and OVO were partially offset by an increase in the provision for changes in valuation of OREO of $629 thousand, an increase in outside service fees of $65 thousand and an increase in insurance expense of $60 thousand.

Salaries and employee benefits decreased by $310 thousand primarily related to a decline in officer salary continuation costs, a decline in commission expense and an increase in deferred loan origination costs. Salary continuation expense was abnormally high during the first six months of 2011 as we were required to record a one-time adjustment to reflect the early retirement of the Company’s Chief Credit Officer, this along no longer having a need for an ongoing accrual for this individual were the primary reasons for a decline in officer salary continuation expense of $90 thousand. Commission expense, which relates to government-guaranteed lending personnel, decreased by $146 thousand consistent with the decline in government-guaranteed loan sales during the comparison periods. Related to an increase in lending activity, the deferral of loan origination costs increased by $165 thousand. Partially offsetting these reductions in salary and benefit expense was an increase in stock compensation expense of $141 thousand from a credit of $69 thousand during the first half of 2011 to expense of $72 thousand during the current period. The credit in stock compensation expense during the 2011 period was related to a revision in the estimated forfeiture rate compared to the current periods adjustment to estimated forfeiture rate which resulted in an increase in compensation expense. Salary expense, excluding commissions, increased by $2 thousand.

A decline of $301 thousand in FDIC insurance expense relates to a decline in the rate charged Plumas Bank by the FDIC. This decline in rate includes a change in the assessment base and assessment rate under new rules enacted pursuant to the

Dodd-Frank Wall Street Reform and Consumer Protection Act. These new rules changed the assessment base from total deposits to average total assets less tangible capital, but also significantly lowered the assessment rates, causing a net favorable impact on our FDIC insurance premiums.

OREO expense declined by $168 thousand from $215 thousand during the six months ended June 30, 2011 to $47 thousand during the current period. OREO expense benefited from $66 thousand in rental income net of operating expenses on an apartment building acquired in July 2011. Both the rental income and the operating expenses are included under the category of OREO expense. Additionally, during the 2011 period the Bank experienced significant cleanup costs on one property, which was subsequently sold and legal costs related to another property which also was sold during 2011.

Loss on sale of OREO and OVO totaled $6 thousand during the six months ended June 30, 2012 a decrease of $667 thousand from the $673 thousand incurred in the 2011 period. In the second quarter of 2011 the Bank sold its largest OREO holding which represented approximately half of it OREO holdings at that time. The Bank incurred a $684 thousand loss on sale of this large OREO holding in 2011.

OREO represents real property taken by the Bank either through foreclosure or through a deed in lieu thereof from the borrower. When other real estate is acquired, any excess of the Bank’s recorded investment in the loan balance and accrued interest income over the estimated fair market value of the property less costs to sell is charged against the allowance for loan losses. A valuation allowance for losses on other real estate is maintained to provide for temporary declines in value. The allowance is established through a provision for subsequent losses on other real estate which is included in other expenses. Subsequent gains or losses on sales or write-downs resulting from permanent impairment are recorded in other income or expenses as incurred. The $493 thousand in OREO provision, an increase of $629 thousand from the six months ended June 30, 2011, was related to a decline in the value of eight properties based on appraisals received during the first half of 2012. These eight properties represent 64% of the Bank’s OREO balance as of June 30, 2012.

Significant components of the increase in outside service fees were a $20 thousand one-time recruitment fee incurred on the employment of a new SBA loan production officer based in southern California and $14 thousand in costs related to the outsourcing of our statement processing operations in June, 2012. The Company anticipates meaningful savings, primarily in the form of reduced postage and salary costs related to the statement outsourcing. Insurance expense was abnormally low during 2011 as it included the reversal of the accrual for split dollar life insurance for the Bank’s former Chief Credit Officer who forfeited his right to this insurance when he left the Bank prior to obtaining the age of sixty-five. Professional fees increased by $44 thousand related to an increase in consulting costs which included costs related to credit administration, corporate planning and information technology.

The following table describes the components of non-interest expense for the six-month periods ending June 30, 2012 and 2011, dollars in thousands:

	For the Six Months Ended June 30		Dollar Change	Percentage Change
	2012	2011
Salaries and employee benefits	$4,444	$4,754	$(310)	-6.5%
Occupancy and equipment	1,544	1,569	(25)	-1.6%
Outside service fees	708	643	65	10.1%
Provision (benefit) for changes in valuation of OREO	493	(136)	629	462.5%
Professional fees	396	352	44	12.5%
FDIC insurance	314	615	(301)	-48.9%
Telephone and data communication	161	170	(9)	-5.3%
Business development	127	131	(4)	-3.1%
Advertising and shareholder relations	126	104	22	21.2%
Director compensation and retirement	112	115	(3)	-2.6%
Armored car and courier	111	108	3	2.8%
Loan and collection expenses	110	119	(9)	-7.6%
Postage	91	87	4	4.6%
Deposit premium amortization	87	87	—	—%
Stationery and supplies	73	70	3	4.3%
Insurance expense	58	(2)	60	3,000%
OREO expense	47	215	(168)	-78.1%
Loss on sale of OREO and OVO	6	673	(667)	-99.1%
Other	123	73	50	68.5%

Total non-interest expense	$9,131	$9,747	$(616)	-6.3%

Provision for income taxes. The Company recorded an income tax provision of $519 thousand, or 37.7% of pre-tax income for the six months ended June 30, 2012. This compares to an income tax provision of $12 thousand, or 3.6% of pre-tax income for the six months ended June 30, 2011. The percentages for 2012 and 2011 differ from the statutory rate as tax exempt income such as earnings on Bank owned life insurance and municipal loan and investment income decrease the tax provision.

Deferred tax assets and liabilities are recognized for the tax consequences of temporary differences between the reported amount of assets and liabilities and their tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The determination of the amount of deferred income tax assets which are more likely than not to be realized is primarily dependent on projections of future earnings, which are subject to uncertainty and estimates that may change given economic conditions and other factors. The realization of deferred income tax assets is assessed and a valuation allowance is recorded if it is “more likely than not” that all or a portion of the deferred tax asset will not be realized. “More likely than not” is defined as greater than a 50% chance. All available evidence, both positive and negative is considered to determine whether, based on the weight of that evidence, a valuation allowance is needed. Based upon the analysis of available evidence, management has determined that it is “more likely than not” that all deferred income tax assets as of June 30, 2012 and December 31, 2011 will be fully realized and therefore no valuation allowance was recorded. On the consolidated balance sheet, net deferred tax assets are included in accrued interest receivable and other assets.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JUNE 30, 2012

Net Income. The Company recorded net income of $633 thousand for the three months ended June 30, 2012, up $532 thousand from net income of $101 thousand for the three months ended June 30, 2011. This increase in earnings is mostly related to a decrease of $978 thousand in non-interest expense. The majority of the decline in non-interest expense was related to a $673 thousand loss on sale of OREO and OVO during the 2011 quarter related to a sale of the

Bank’s largest OREO holding in June, 2011. Other items contributing to the increase in earnings were an increase in net interest income of $95 thousand and a decline in the provision for loan losses of $300. These items were partially offset by a decline in non-interest income of $423 thousand and an increase in the provision for income taxes of $418 thousand.

Net income (loss) allocable to common shareholders increased from a net loss of $70 thousand or $(0.01) per share during the three month period ending June 30, 2011 to net income of $462 thousand or $0.10 per share during the current three month period. Income (loss) allocable to common shareholders is calculated by subtracting dividends and discount amortized on preferred stock from net income.

Net interest income before provision for loan losses. Net interest income, on a nontax-equivalent basis, was $4.3 million for the three months ended June 30, 2012, an increase of $95 thousand, or 2%, from $4.2 million for the same period in 2011. The increase in net interest income was primarily related to a decline in the rate paid and average balance of time deposits. Interest expense declined by $151 thousand from $487 thousand during the three months ended June 30, 2011 to $336 thousand during the current three month period. Partially offsetting the savings in interest expense was a reduction in interest income of $56 thousand. Net interest margin for the three months ended June 30, 2012 increased 18 basis points to 4.30%, up from 4.12% for the same period in 2011.

Interest income decreased slightly from $4.7 million during the three months ended June 30, 2011 to $4.6 million during the current three month period primarily as a result of a decline in the average balance of loans and a decline in yield on investment securities. Interest and fees on loans increased $85 thousand to $4.4 million for the three months ended June 30, 2012 as compared to $4.3 million during the second quarter of 2011. The Company’s average loan balances were $300 million during the three months ended June 30, 2012, down $4.9 million, or 2%, from $304 million for the same period in 2011. The decline in loan balances was offset by an increase in yield as the average rate earned on loans increased from 5.67% during the second quarter of 2011 to 5.89% during the current quarter. This increase in yield was related to a decline in the average balance of nonaccruing loans from $22.5 million during the three months ended June 30, 2011 to $14.9 million during the current quarter as well as an increase of $84 thousand in interest recognized on cash collected on nonaccrual loans. Interest income on investment securities decreased by $140 thousand related to a decline in yield of 83 basis points from 2.12% during the 2011 quarter to 1.29% during the current quarter. The decline in yield is primarily related to the replacement of matured, called and sold investment securities with new investments with market yields below those which they replaced. Interest income on other interest-earning assets, which totaled $22 thousand in 2012 and $23 thousand in 2011, relates to interest on balances held at the FRB.

Interest expense on deposits decreased by $177 thousand, or 44%, to $225 thousand for the three months ended June 30, 2012, down from $402 thousand for the same period in 2011. This decrease primarily relates to decreases in the average balance and rate paid on time deposits and to a much lesser extent a decline in the rate paid on NOW and money market accounts.

Interest on time deposits declined by $158 thousand related both to a decrease in average balance and a decline in rate paid. Average time deposits declined by $25.7 million from $103.1 million during the second quarter of 2011 to $77.4 million during the three months ended June 30, 2012. The decrease in time deposits is largely related to a promotional time deposit product we began offering in June, 2009 and continued to offer until April 30, 2010. These promotional time deposits, which totaled $18 million at June 30, 2011, had all matured prior to January 1, 2012. In addition, the Bank has maintained low rates offered on time deposits in 2012 as it has significant excess liquidity and does not need to overpay for deposits. The average rate paid on promotional deposits during the six months ended June 30, 2011 was 2%. The average rate paid on time deposits decreased from 1.17% during the second quarter of 2011 to 0.74% during the current three month period. This decrease primarily relates to a decline in market rates in the Company’s service area and the maturity of the higher rate promotional deposits.

Interest expense on NOW accounts declined by $21 thousand. Rates paid on NOW accounts declined by 8 basis points from 0.21% during the second quarter of 2011 to 0.13% during the current quarter, mostly related to a decline in higher rate public sweep accounts. The average balance in public sweep accounts declined from $26.4 million during the second quarter of 2011 to $19.7 million during the three months ended June 30, 2012 and is the primary reason for the decline in average balance in NOW deposits from $95.4 million during the three months ended June 30, 2011 to $84.5 million during the current quarter. Interest expense on money market accounts decreased by $5 thousand related to a decrease in rate paid on these accounts of 7 basis points from 0.29% during the three months ended June 30, 2011 to 0.22% during the current three month period. This was primarily related to our money market sweep product which paid rates in excess of those offered on our other money market products. We no longer offer the money market sweep account having replaced it with a product that utilizes repurchase agreements during the third quarter of 2011. Interest expense on savings accounts increased by $7 thousand related to an increase in average balance from $57.5 million during the three months ended June 30, 2011 to $67.7 million during the current period.

Interest expense on repurchase agreements totaled $3 thousand during the three months ended June 30, 2012 and the average rate paid was 0.28%. This compares to interest of $1 thousand and an average rate of 0.32% during the three months ended June 30, 2011. Interest expense on junior subordinated debentures, which totaled $93 thousand reflecting an increase of $16 thousand from the second quarter of 2011, fluctuates with changes in the 3-month London Interbank Offered Rate (LIBOR) rate. In addition, as a result of deferring our interest payments under the debentures we are required to pay interest on the deferred interest payments. This has the effect of increasing the effective yield on the debentures.

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

	For the Three Months Ended June 30, 2012			For the Three Months Ended June 30, 2011
	Average Balance (in thousands)	Interest (in thousands)	Yield/ Rate	Average Balance (in thousands)	Interest (in thousands)	Yield/ Rate
Interest-earning assets:
Loans (1) (2) (3)	$299,554	$4,387	5.89%	$304,440	$4,302	5.67%
Investment securities (1)	65,928	211	1.29%	66,438	351	2.12%
Other	35,364	22	0.25%	36,466	23	0.25%

Total interest-earning assets	400,846	4,620	4.64%	407,344	4,676	4.60%

Cash and due from banks	13,102			12,978
Other assets	40,853			42,553

Total assets	$454,801			$462,875

Interest-bearing liabilities:
NOW deposits	$84,501	28	0.13%	$95,383	49	0.21%
Money market deposits	41,929	23	0.22%	39,135	28	0.29%
Savings deposits	67,655	32	0.19%	57,453	25	0.17%
Time deposits	77,427	142	0.74%	103,079	300	1.17%

Total deposits	271,512	225	0.33%	295,050	402	0.55%
Repurchase agreements	4,361	3	0.28%	1,250	1	0.32%
Other interest-bearing liabilities	1,396	15	4.32%	824	7	3.41%
Junior subordinated debentures	10,310	93	3.63%	10,310	77	3.00%

Total interest-bearing liabilities	287,579	336	0.47%	307,434	487	0.64%

Non-interest bearing deposits	122,010			111,130
Other liabilities	4,610			5,058
Shareholders’ equity	40,602			39,253

Total liabilities & equity	$454,801			$462,875

Cost of funding interest-earning assets (4)			0.34%			0.48%
Net interest income and margin (5)		$4,284	4.30%		$4,189	4.12%

(1)	Not computed on a tax-equivalent basis.
(2)	Average nonaccrual loan balances of $14.9 million for 2012 and $22.5 million for 2011 are included in average loan balances for computational purposes.
(3)	Net loan fees included in loan interest income for the three-month periods ended June 30, 2012 and 2011 were $13,000 and $37,000, respectively.
(4)	Total annualized interest expense divided by the average balance of total earning assets.
(5)	Annualized net interest income divided by the average balance of total earning assets.

The following table sets forth changes in interest income and interest expense for the three-month periods indicated and the amount of change attributable to variances in volume, rates and the combination of volume and rates based on the relative changes of volume and rates:

	2012 over 2011 change in net interest income for the three months ended June 30
	(in thousands)
	Volume (1)	Rate (2)	Mix (3)	Total
Interest-earning assets:
Loans	$(69)	$168	$(14)	$85
Investment securities	(3)	(137)	—	(140)
Interest bearing deposits	(1)	—	—	(1)

Total interest income	(73)	31	(14)	(56)

Interest-bearing liabilities:
NOW deposits	(6)	(17)	2	(21)
Money market deposits	2	(7)	—	(5)
Savings deposits	5	2	—	7
Time deposits	(74)	(110)	26	(158)
Repurchase agreements	2	—	—	2
Other	5	2	1	8
Junior subordinated debentures	—	16	—	16

Total interest expense	(66)	(114)	29	(151)

Net interest income	$(7)	$145	$(43)	$95

(1)	The volume change in net interest income represents the change in average balance divided by the previous year’s rate.
(2)	The rate change in net interest income represents the change in rate divided by the previous year’s average balance.
(3)	The mix change in net interest income represents the change in average balance multiplied by the change in rate.

Provision for loan losses. The Company recorded a $300 thousand provision for loan losses for the three months ended June 30, 2012 compared to the $600 thousand provision for loan losses for the three months ended June 30, 2011.

The allowance for loan losses is maintained at a level that management believes will be appropriate to absorb inherent losses on existing loans based on an evaluation of the collectability of the loans and prior loan loss experience. The evaluations take into consideration such factors as changes in the nature and volume of the portfolio, overall portfolio quality, review of specific problem loans, and current economic conditions that may affect the borrower’s ability to repay their loan. The allowance for loan losses is based on estimates, and ultimate losses may vary from the current estimates. These estimates are reviewed not less than quarterly and, as adjustments become necessary, they are reported in earnings in the periods in which they become known.

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

Non-interest income. During the three months ended June 30, 2012, total non-interest income decreased by $423 thousand from the same period in 2011. This decline was related to a reduction in gains on sale of investment securities of $286 thousand and a reduction in gains on sale of government guaranteed loans of $178 thousand. During the three months ended June 30, 2012 we sold fifteen securities generating proceeds of $7.8 million and a gain on sale of $161 thousand. During the second quarter of 2011 we also sold fifteen securities generating proceeds of $23.4 million and recording a net gain on sale of $447 thousand. Proceeds from the sale of government guaranteed loans during the current quarter totaled $4.1 million and we realized a net gain on sale of $238 thousand. This compares to proceeds of $5.9 million and a $416 thousand net gain on sale of loans during the second quarter of 2011. The decline in gains on sale of loans was primarily related to a decrease in the guarantee percentage during the 2012 quarter. Sales and gains on sale were strong during the first half of 2011 as many loans sold represented 90% of the loan originated (the guaranteed portion) under a government program to stimulate small business lending. During 2012, most SBA loans sold represented a 75% SBA guarantee.

Service charges on deposit accounts increased by $41 thousand primarily related to an increase in overdraft protection fees. During the fourth quarter of 2011 we introduced a new overdraft draft protection (ODP) program which we made available to a larger portion of our customer base than the prior program, resulting in an increase in service fee income. This new program has enabled us to increase income while strengthening our regulatory compliance over the ODP function.

The following table describes the components of non-interest income for the three-month periods ending June 30, 2012 and 2011, dollars in thousands:

	For the Three Months Ended June 30		Dollar Change	Percentage Change
	2012	2011
Service charges on deposit accounts	$914	$873	$41	4.7%
Gain on sale of loans	238	416	(178)	-42.8%
Gain on sale of securities	161	447	(286)	-64.0%
Earnings on life insurance policies	86	84	2	2.4%
Loan servicing income	53	51	2	3.9%
Customer service fees	35	35	—	—%
Other	101	105	(4)	-3.8%

Total non-interest income	$1,588	$2,011	$(423)	-21.0%

Non-interest expenses. Non-interest expense totaled $4.5 million during the three months ended June 30, 2012 a decline of $978 thousand from $5.5 million during the same period in 2011. Reductions of $257 thousand in salary and benefit expense, $187 thousand in FDIC insurance and assessments, $113 thousand in OREO expense and $662 thousand in loss on sale of OREO and OVO were partially offset by increases in other items the two largest of which were $71 thousand in outside service fees and $63 thousand in insurance expense.

The decrease in salary and employee benefits expense was primarily related to a decline in officer salary continuation costs, a decline in commission expense and an increase in deferred loan origination costs. Salary continuation expense was abnormally high during the second quarter of 2011 as we were required to record a one-time adjustment to reflect the early retirement of the Company’s Chief Credit Officer, this along with the lack of an ongoing accrual for this individual were the primary reasons for a decline in officer salary continuation expense of $95 thousand. Commission expense, which relates to government-guaranteed lending personnel, decreased by $30 thousand consistent with the decline in government-guaranteed loan sales during the comparison periods. Related to an increase in lending activity, the deferral of loan origination costs increased by $112 thousand. Salary expense, excluding commissions, increased by $18 thousand.

The decline in FDIC insurance expense relates to a decline in the rate charged Plumas Bank by the FDIC. This decline in rate includes a change in the assessment base and assessment rate under new rules enacted pursuant to the Dodd-Frank Wall Street Reform and Consumer Protection Act. These new rules changed the assessment base from total deposits to average total assets less tangible capital, but also significantly lowered the assessment rates, causing a net favorable impact on our FDIC insurance premiums.

OREO expense declined by $113 thousand from $142 thousand during the three months ended June 30, 2011 to $29 thousand during the current period. OREO expense benefited from $38 thousand in rental income net of operating expenses on an apartment building acquired in July 2011. Both the rental income and the operating expenses are included under the category of OREO expense. Additionally, during the 2011 quarter the Bank experienced significant cleanup costs on one property, which was subsequently sold and legal costs related to another property which also was sold during 2011.

Loss on sale of OREO and OVO totaled $11 thousand during the three months ended June 30, 2012 a decrease of $662 thousand from the $673 thousand incurred in the 2011 period. In the second quarter of 2011 the Bank sold its largest OREO holding which represented approximately half of it OREO holdings at that time. The Bank incurred a $684 thousand loss on sale of this large OREO holding in 2011.

Significant components of the increase in outside service fees were a $20 thousand one-time recruitment fee incurred on the employment of a new SBA loan production officer based in southern California and $14 thousand in costs related to the outsourcing of our statement processing operations in June, 2012. The Company anticipates meaningful savings, primarily in the form of reduced postage and salary costs related to the statement outsourcing. Insurance expense was abnormally low during 2011 as it included the reversal of the accrual for split dollar life insurance for the Bank’s former Chief Credit Officer who forfeited his right to this insurance when he left the Bank prior to obtaining the age of sixty-five.

The following table describes the components of non-interest expense for the three-month periods ending June 30, 2012 and 2011, dollars in thousands:

	For the Three Months Ended June 30,		Dollar Change	Percentage Change
	2012	2011
Salaries and employee benefits	$2,126	$2,383	$(257)	-10.8%
Occupancy and equipment	786	764	22	2.9%
Outside Service fees	389	318	71	22.3%
Provision from changes in valuation of OREO	306	264	42	15.9%
FDIC insurance and assessments	152	339	(187)	-55.2%
Professional fees	169	136	33	24.3%
Telephone and data communication	77	83	(6)	-7.2%
Business development	73	75	(2)	-2.7%
Advertising and shareholder relations	65	48	17	35.4%
Director compensation and retirement	58	58	—	—%
Armored car and courier	55	57	(2)	-3.5%
Loan and collection expenses	48	58	(10)	-17.2%
Deposit premium amortization	44	44	—	—%
Stationery and supplies	32	37	(5)	-13.5%
Postage	31	41	(10)	-24.4%
Insurance Expense	30	(33)	63	190.9%
OREO expense	29	142	(113)	-79.6%
Loss on sale of OREO and OVO	11	673	(662)	-98.4%
Other	65	37	28	75.7%

Total non-interest expense	$4,546	$5,524	$(978)	-17.7%

Provision (benefit) for income taxes. The Company recorded income tax expense of $393 thousand, or 38.3% of pre-tax income for the three months ended June 30, 2012. This compares to an income tax benefit of $25 thousand, or (32.9%) of pre-tax income for the three months ended June 30, 2011. The percentages for 2012 and 2011 differ from the statutory rate as tax exempt income such as earnings on Bank owned life insurance and municipal loan and investment income decrease taxable income.

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

The Company’s largest lending categories are commercial real estate loans, agricultural loans, equity lines of credit and residential real estate loans. These categories accounted for approximately 40.0%, 13.0%, 12.6% and 12.0%, respectively of the Company’s total loan portfolio at June 30, 2012, and approximately 40.6%, 13.2%, 12.8% and 13.3%, respectively of the Company’s total loan portfolio at December 31, 2011. Construction and land development loans increased slightly representing 6.7% and 5.8% of the loan portfolio as of June 30, 2012 and December 31, 2011, respectively. The construction and land development portfolio component has been identified by Management as a higher-risk loan category. The quality of the construction and land development category is highly dependent on property values both in terms of the likelihood of repayment by the current owner as well as the level of collateral the Company has securing the loan in the event of default. Loans in this category are characterized by the speculative nature of commercial and residential development properties and can include property in various stages of development from raw land to finished lots or structures. Construction and land development loans have declined from $73.8 million at December 31, 2008 to $20.7 million at June 30, 2012. This decline reflects management’s efforts, which began in 2009, to reduce its exposure to construction and land development loans due to the severe valuation decrease in the real estate market.

The Company’s real estate related loans, including real estate mortgage loans, real estate construction loans, consumer equity lines of credit, and agricultural loans secured by real estate comprised 78% and 80% of the total loan portfolio at June 30, 2012 and December 31, 2011, respectively. Moreover, the business activities of the Company currently are focused in the California counties of Plumas, Nevada, Placer, Lassen, Modoc, Shasta, Sierra and in Washoe County in Northern Nevada. Consequently, the results of operations and financial condition of the Company are dependent upon the general trends in these economies and, in particular, the residential and commercial real estate markets. In addition, the concentration of the Company’s operations in these areas of Northeastern California and Northwestern Nevada exposes it to greater risk than other banking companies with a wider geographic base in the event of catastrophes, such as earthquakes, fires and floods in these regions.

The rates of interest charged on variable rate loans are set at specific increments in relation to the Company’s lending rate or other indexes such as the published prime interest rate or U.S. Treasury rates and vary with changes in these indexes. At June 30, 2012 and December 31, 2011, approximately 74% and 73%, respectively of the Company’s loan portfolio was comprised of variable rate loans. While real estate mortgage, commercial and consumer lending remain the foundation of the Company’s historical loan mix, some changes in the mix have occurred due to the changing economic environment and the resulting change in demand for certain loan types. In addition, the Company remains committed to the agricultural industry in Northeastern California and will continue to pursue high quality agricultural loans. Agricultural loans include both commercial and commercial real estate loans. The Company’s agricultural loan balances totaled $40 million at June 30, 2012 and $39 million at December 31, 2011.

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

More specifically, a formal plan to effect repayment and/or disposition of every significant nonperforming loan relationship is developed and documented for review and on-going oversight by the MARC. Some of the strategies used include but are not limited to: 1) obtaining additional collateral, 2) obtaining additional investor cash infusion, 3) sale of the promissory note to an outside party, 4) proceeding with foreclosure on the underlying collateral, and 5) legal action against borrower/guarantors to encourage settlement of debt and/or collect any deficiency balance owed. Each step includes a benchmark timeline to track progress.

MARC also provides guidance for the maintenance and timely disposition of OREO properties; including developing financing and marketing programs to incent individuals to purchase OREO.

The allowance for loan losses is established through charges to earnings in the form of the provision for loan losses. Loan losses are charged to and recoveries are credited to the allowance for loan losses. The allowance for loan losses is maintained at a level deemed appropriate by management to provide for known and inherent risks in the loan portfolio. The adequacy of the allowance for loan losses is based upon management’s continuing assessment of various factors affecting the collectability of loans; including current economic conditions, maturity of the portfolio, size of the portfolio, industry concentrations, borrower credit history, collateral, the existing allowance for loan losses, independent credit reviews, current charges and recoveries to the allowance for loan losses and the overall quality of the portfolio as determined by management, regulatory agencies, and independent credit review consultants retained by the Company. There is no precise method of predicting specific losses or amounts which may ultimately be charged off on particular segments of the loan portfolio. The collectability of a loan is subjective to some degree, but must relate to the borrower’s financial condition, cash flow, quality of the borrower’s management expertise, collateral and guarantees, and state of the local economy.

Formula allocations are calculated by applying loss factors to outstanding loans with similar characteristics. Loss factors are based on the Company’s historical loss experience as adjusted for changes in the business cycle and may be adjusted for significant factors that, in management’s judgment, affect the collectability of the portfolio as of the evaluation date.

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

The following table provides certain information for the six-month periods indicated with respect to the Company’s allowance for loan losses as well as charge-off and recovery activity, in thousands:

	For the Six Months Ended June 30, (in thousands)
	2012	2011
Balance at January 1,	$6,908	$7,324

Charge-offs:
Commercial and agricultural	(984)	(259)
Real estate mortgage	(593)	(364)
Real estate construction	(98)	(1,789)
Consumer	(117)	(161)

Total charge-offs	(1,792)	(2,573)

Recoveries:
Commercial and agricultural	45	142
Real estate mortgage	11	1
Real estate construction	54	5
Consumer	57	68

Total recoveries	167	216

Net charge-offs	(1,625)	(2,357)

Provision for loan losses	900	2,300

Balance at June 30,	$6,183	$7,267

Annualized net charge-offs during the six-month period to average loans	1.10%	1.55%
Allowance for loan losses to total loans	2.02%	2.40%

The following table provides a breakdown of the allowance for loan losses:

	Balance at End of Period	Percent of Loans in Each Category	Balance at End of Period	Percent of Loans in Each Category
	2012	2012	2011	2011
Commercial and agricultural	$1,163	23.2%	$1,313	23.5%
Real estate mortgage (includes equity lines)	2,580	64.6%	2,993	65.4%
Real estate construction	2,143	6.7%	2,674	8.1%
Installment and other	297	5.5%	287	3.0%

Total	$6,183	100%	$7,267	100%

The allowance for loan losses totaled $6.2 million at June 30, 2012 and $6.9 million at December 31, 2011. Specific reserves related to impaired loans decreased from $2.1 million at December 31, 2011 to $1.8 million at June 30, 2012. At least quarterly the Company evaluates each specific reserve and if it determines that the loss represented by the specific reserve is uncollectable it reverses the specific reserve and takes a partial charge-off in its place. General reserves totaled $4.4 million, a decrease of $435 thousand from December 31, 2011. The allowance for loan losses as a percentage of total loans decreased from 2.35% at December 31, 2011 to 2.02% at June 30, 2012. The percentage of general reserves to unimpaired loans decreased from 1.80% at December 31, 2011 to 1.54% at June 30, 2012. The decrease in general reserves relates to a decrease in the historical charge-off rate.

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

Nonperforming loans at June 30, 2012 were $12.9 million, a decrease of $3.9 million from the $16.8 million balance at December 31, 2011. Specific reserves on nonaccrual loans totaled $0.7 million at June 30, 2012 and $1.3 million at December 31, 2011. Performing loans past due thirty to eighty-nine days were $5.1 million at June 30, 2012 and December 31, 2011.

A substandard loan is not adequately protected by the current sound worth and paying capacity of the borrower or the value of the collateral pledged, if any. Total substandard loans decreased by $8.7 million from $29.2 million at December 31, 2011 to $20.5 million at June 30, 2012. Loans classified as watch increased slightly from $10.7 million at December 31, 2011 to $11.1 million at June 30, 2012. At June 30, 2012 and December 31, 2011, $11.6 million and $13.9 million, respectively of performing loans were classified as substandard. Further deterioration in the credit quality of individual performing substandard loans or other adverse circumstances could result in the need to place these loans on nonperforming status.

At June 30, 2012 and December 31, 2011, the Company’s recorded investment in impaired loans totaled $20.6 million and $24.4 million, respectively. The specific allowance for loan losses related to impaired loans totaled $1.8 million and $2.1 million at June 30, 2012 and December 31, 2011, respectively. Additionally, $1.8 million has been charged off against the impaired loans at June 30, 2012 and $940 thousand at December 31, 2011.

It is the policy of management to make additions to the allowance for loan losses so that it remains adequate to absorb the probable inherent risk of loss in the portfolio. Management believes that the allowance at June 30, 2012 is adequate. However, the determination of the amount of the allowance is judgmental and subject to economic conditions which cannot be predicted with certainty. Accordingly, the Company cannot predict whether charge-offs of loans in excess of the allowance may occur in future periods.

OREO represents real property taken by the Bank either through foreclosure or through a deed in lieu thereof from the borrower. Repossessed assets include vehicles and other commercial assets acquired under agreements with delinquent borrowers. Repossessed assets and OREO are carried at fair market value, less selling costs. OREO holdings represented forty-six properties totaling $7.7 million at June 30, 2012 and forty-four properties totaling $8.6 million at December 31, 2011. Nonperforming assets as a percentage of total assets were 4.54% at June 30, 2012 and 5.60% at December 31, 2011.

The following table provides a summary of the change in the OREO balance for the six months ended June 30, 2012 and 2011:

	Six Months Ended June 30,
	2012	2011
	(in thousands)
Beginning Balance	$8,623	$8,867
Additions	200	2,026
Dispositions	(600)	(4,346)
(Provision) benefit from change in OREO valuation	(493)	136

Ending Balance	$7,730	$6,683

The provision for OREO losses relates to a decrease in value of several REO properties based on recent appraisals. During the six months ended June 30, 2012, we sold one property and a portion of another property and added two lots and one single family residence to our OREO portfolio.

Investment Portfolio and Federal Funds Sold. Total investment securities increased by $16.6 million from $57.9 million at December 31, 2011 to $74.5 million as of June 30, 2012. The investment portfolio at June 30, 2012 and December 31, 2011 was invested entirely in U.S. Government-sponsored agencies. There were no Federal funds sold at June 30, 2012 or December 31, 2011; however, the Bank maintained interest earning balances at the Federal Reserve Bank (FRB) totaling $19.0 million at June 30, 2012 and $47.8 million at December 31, 2011, respectively. These balances currently earn 25 basis points. The increase in investment securities is consistent with our asset/liability management policy as we chose to reduce excess balances held at the FRB in order to increase our return on these balances.

The Company classifies its investment securities as available-for-sale or held-to-maturity. Currently all securities are classified as available-for-sale. Securities classified as available-for-sale may be sold to implement the Company’s asset/liability management strategies and in response to changes in interest rates, prepayment rates and similar factors.

Deposits. Deposits increased by $3.7 million from $391 million at December 31, 2011 to $395 million at June 30, 2012. Non-interest bearing demand deposits increased by $1.9 million and savings and money market accounts increased by $7.4 million. Interest bearing transaction accounts (NOW) accounts decreased by $1.9 million and time deposits declined by $3.7 million.

The Company continues to manage the mix of its deposits consistent with its identity as a community bank serving the financial needs of its customers. The deposit mix changed slightly from December 31, 2011. Non-interest bearing demand deposits were 32% of total deposits at June 30, 2012 and December 31, 2011. NOW accounts were 20% of total deposits at June 30, 2012 and 21% of deposits at December 31, 2011. Money market and savings deposits totaled 28% of total deposits at June 30, 2012 and 26% of total deposits at December 31, 2011. Time deposits were 20% of total deposits at June 30, 2012 and 21% of total deposits at December 31, 2011.

Deposits represent the Bank’s primary source of funds. Deposits are primarily core deposits in that they are demand, savings and time deposits generated from local businesses and individuals. These sources are considered to be relatively stable, long-term relationships thereby enhancing steady growth of the deposit base without major fluctuations in overall deposit balances. The Company experiences, to a small degree, some seasonality with the slower growth period between November through April, and the higher growth period from May through October. In order to assist in meeting any funding demands, the Company maintains a secured borrowing arrangement with the Federal Home Loan Bank of San Francisco. There were no brokered deposits at June 30, 2012 or December 31, 2011.

Short-term Borrowing Arrangements. The Company is a member of the FHLB and can borrow up to $87,527,000 from the FHLB secured by commercial and residential mortgage loans with carrying values totaling $176,252,000 at June 30, 2012. The Company is required to hold FHLB stock as a condition of membership. At June 30, 2012, the Company held $1,950,000 of FHLB stock which is recorded as a component of other assets. At this level of stock holdings, the Company can borrow up to $41,481,000. There were no borrowings outstanding as of June 30, 2012. To borrow the $87,527,000 in available credit, the Company would need to purchase $2,164,000 in additional FHLB stock. The Company also has an unsecured $6 million Federal Funds borrowing line with one of its correspondent banks.

Repurchase Agreements. Recently Plumas Bank introduced a new product for their larger business customers which uses repurchase agreements as an alternative to interest-bearing deposits. The balance in this product at June 30, 2012 and December 31, 2011 was $3.8 million and $8.3 million, respectively. Interest paid on this product is similar to that which is paid on the Bank’s premium money market account; however, these are not deposits and are not FDIC insured.

Capital Resources

Shareholders’ equity as of June 30, 2012 totaled $40.6 million up from $39.6 million as of December 31, 2011.

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

It is the policy of the Company to periodically distribute excess retained earnings to the shareholders through the payment of cash dividends. Such dividends help promote shareholder value and capital adequacy by enhancing the marketability of the Company’s stock. All authority to provide a return to the shareholders in the form of a cash or stock dividend or split rests with the Board of Directors (the “Board”). The Board will periodically, but on no regular schedule, reviews the appropriateness of a cash dividend payment. Banking regulations limit the amount of dividends that may be paid without prior approval of regulatory agencies. No common cash dividends were paid in 2009, 2010 or 2011 and none are anticipated to be paid in 2012. The Company is subject to various restrictions on the payment of dividends.

At the request of the FRB, Plumas Bancorp deferred its regularly scheduled quarterly interest payments on its outstanding junior subordinated debentures relating to its two trust preferred securities and suspended quarterly cash dividend payments on its Series A Preferred Stock. As a result, Plumas Bancorp is currently in arrears with the dividend payments on the Series A Preferred Stock and interest payments on the junior subordinated debentures as permitted by the related agreements. As of June 30, 2012 the amount of the arrearage on the dividend payments of the Series A Preferred Stock is $1.5 million representing nine quarterly payments and the amount of the arrearage on the payments on the subordinated debt associated with the trust preferred securities is $740 thousand also representing nine quarterly payments.

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

New Proposed Capital Rules. On June 7, 2012, the Federal Reserve approved proposed rules that would substantially amend the regulatory risk-based capital rules applicable to the Bank holding companies with assets in excess of $500 million and banks. The FDIC and the OCC subsequently approved these proposed rules on June 12, 2012. The proposed rules implement the “Basel III” regulatory capital reforms and changes required by the Dodd-Frank Act. “Basel III” refers to two consultative documents released by the Basel Committee on Banking Supervision in December 2009, the rules text released in December 2010, and loss absorbency rules issued in January 2011, which include significant changes to bank capital, leverage and liquidity requirements. The proposed rules are subject to a comment period running through September 7, 2012.

The proposed rules include new risk-based capital and leverage ratios, which would be phased in from 2013 to 2019, and would refine the definition of what constitutes “capital” for purposes of calculating those ratios. The proposed new minimum capital level requirements applicable to the Bank under the proposals would be: (i) a new common equity Tier 1 capital ratio of 4.5%; (ii) a Tier 1 capital ratio of 6% (increased from 4%); (iii) a total capital ratio of 8% (unchanged from current rules); and (iv) a Tier 1 leverage ratio of 4% for all institutions. The proposed rules would also establish a “capital conservation buffer” of 2.5% above the new regulatory minimum capital requirements, which must consist entirely of common equity Tier 1 capital and would result in the following minimum ratios: (i) a common equity Tier 1 capital ratio of 7.0%, (ii) a Tier 1 capital ratio of 8.5%, and (iii) a total capital ratio of 10.5%. The new capital conservation buffer requirement would be phased in beginning in January 2016 at 0.625% of risk-weighted assets and would increase by that amount each year until fully implemented in January 2019. An institution would be subject to limitations on paying dividends, engaging in share repurchases, and paying discretionary bonuses if its capital level falls below the buffer amount. These limitations would establish a maximum percentage of eligible retained income that could be utilized for such actions.

Basel III provided discretion for regulators to impose an additional buffer, the “countercyclical buffer,” of up to 2.5% of common equity Tier 1 capital to take into account the macro-financial environment and periods of excessive credit growth. However, the proposed rules permit the countercyclical buffer to be applied only to “advanced approach banks” ( i.e. , banks with $250 billion or more in total assets or $10 billion or more in total foreign exposures), which currently excludes the Bancorp and the Bank. The proposed rules also implement revisions and clarifications consistent with Basel III regarding the various components of Tier 1 capital, including common equity, unrealized gains and losses, as well as certain instruments that will no longer qualify as Tier 1 capital, some of which would be phased out over time.

The federal bank regulatory agencies also proposed revisions to the prompt corrective action framework, which is designed to place restrictions on insured depository institutions, including the Bank, if their capital levels begin to show signs of weakness. These revisions would take effect January 1, 2015. Under the prompt corrective action requirements, which are designed to complement the capital conservation buffer, insured depository institutions would be required to meet the following increased capital level requirements in order to qualify as “well capitalized:” (i) a new common equity Tier 1 capital ratio of 6.5%; (ii) a Tier 1 capital ratio of 8% (increased from 6%); (iii) a total capital ratio of 10% (unchanged from current rules); and (iv) a Tier 1 leverage ratio of 5% (increased from 4%).

The proposed rules set forth certain changes for the calculation of risk-weighted assets, which we would be required to utilize beginning January 1, 2015. The standardized approach proposed rule utilizes an increased number of credit risk exposure categories and risk weights, and also addresses: (i) a proposed alternative standard of creditworthiness consistent with Section 939A of the Dodd-Frank Act Act; (ii) revisions to recognition of credit risk mitigation; (iii) rules for risk weighting of equity exposures and past due loans; (iv) revised capital treatment for derivatives and repo-style transactions; and (v) disclosure requirements for top-tier banking organizations with $50 billion or more in total assets that are not subject to the “advance approach rules” that apply to banks with greater than $250 billion in consolidated assets.

Based on our current capital composition and levels, we believe that we would be in compliance with the requirements as set forth in the proposed rules if they were presently in effect.

The following table presents the Company’s and the Bank’s capital ratios as of June 30, 2012 and December 31, 2011, in thousands:

	June 30, 2012		December 31, 2011
	Amount	Ratio	Amount	Ratio
Tier 1 Leverage Ratio
Plumas Bancorp and Subsidiary	$47,010	10.4%	$45,024	9.8%
Minimum regulatory requirement	18,038	4.0%	18,313	4.0%
Plumas Bank	47,339	10.5%	45,073	9.8%
Minimum requirement for “Well-Capitalized” institution under the prompt corrective action plan	22,537	5.0%	22,882	5.0%
Minimum regulatory requirement	18,030	4.0%	18,305	4.0%
Tier 1 Risk-Based Capital Ratio
Plumas Bancorp and Subsidiary	47,010	13.6%	45,024	13.7%
Minimum regulatory requirement	13,793	4.0%	13,149	4.0%
Plumas Bank	47,339	13.7%	45,073	13.7%
Minimum requirement for “Well-Capitalized” institution under the prompt corrective action plan	20,675	6.0%	19,710	6.0%
Minimum regulatory requirement	13,783	4.0%	13,140	4.0%
Total Risk-Based Capital Ratio
Plumas Bancorp and Subsidiary	51,346	14.9%	46,169	15.0%
Minimum regulatory requirement	27,586	8.0%	26,298	8.0%
Plumas Bank	51,672	15.0%	49,215	15.0%
Minimum requirement for “Well-Capitalized” institution under the prompt corrective action plan	34,458	10.0%	32,850	10.0%
Minimum regulatory requirement	27,566	8.0%	26,280	8.0%

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

Off-Balance Sheet Arrangements

Loan Commitments. In the normal course of business, there are various commitments outstanding to extend credits that are not reflected in the financial statements. Commitments to extend credit and letters of credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Annual review of commercial credit lines, letters of credit and ongoing monitoring of outstanding balances reduces the risk of loss associated with these commitments. As of June 30, 2012, the Company had $76.2 million in unfunded loan commitments and $110 thousand in letters of credit. This compares to $79.2 million in unfunded loan commitments and $50 thousand in letters of credit at December 31, 2011. Of the $76.2 million in unfunded loan commitments, $33.7 million and $42.5 million represented commitments to commercial and consumer customers, respectively. Of the total unfunded commitments at June 30, 2012, $34.5 million were secured by real estate, of which $8.6 million was secured by commercial real estate and $25.9 million was secured by residential real estate in the form of equity lines of credit. The commercial loan commitments not secured by real estate primarily represent business lines of credit, while the consumer loan commitments not secured by real estate primarily represent revolving credit card lines and overdraft protection lines. Since some of the commitments are expected to expire without being drawn upon the total commitment amounts do not necessarily represent future cash requirements.

Operating Leases. The Company leases one depository branch, two lending offices and one loan administration office and two non branch automated teller machine locations. Total rental expenses under all operating leases totaled $92,000 during each of the six months ended June 30, 2012 and 2011. The expiration dates of the leases vary, with the first such lease expiring during 2012 and the last such lease expiring during 2015.

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

The Company is a member of the FHLB and can borrow up to $87,527,000 from the FHLB secured by commercial and residential mortgage loans with carrying values totaling $176,252,000 at June 30, 2012. See “Short-term Borrowing Arrangements” for additional information on our FHLB borrowing capacity. The Company also has an unsecured $6 million Federal Funds borrowing line with one of its correspondent banks.

Customer deposits are the Company’s primary source of funds. Total deposits were $394.8 million as of June 30, 2012, an increase of $3.7 million, or 1%, from the December 31, 2011 balance of $391.1 million. Deposits are held in various forms with varying maturities. The Company’s securities portfolio, Federal funds sold, Federal Home Loan Bank advances, and cash and due from banks serve as the primary sources of liquidity, providing adequate funding for loans during periods of high loan demand. During periods of decreased lending, funds obtained from the maturing or sale of investments, loan payments, and new deposits are invested in short-term earning assets, such as cash held at the FRB, Federal funds sold and investment securities, to serve as a source of funding for future loan growth. Management believes that the Company’s available sources of funds, including borrowings, will provide adequate liquidity for its operations in the foreseeable future.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a smaller reporting company we are not required to provide the information required by this item.

ITEM 4. CONTROLS AND PROCEDURES

The Company’s Chief Executive Officer and Chief Financial Officer, based on their evaluation of the Company’s disclosure controls and procedures as of the end of the Company’s fiscal quarter ended June 30, 2012 (as defined in Exchange Act Rule 13a—15(e), have concluded that the Company’s disclosure controls and procedures are adequate and effective for purposes of Rule 13a—15(e) in timely alerting them to material information relating to the Company required to be included in the Company’s filings with the SEC under the Securities Exchange Act of 1934.

There were no significant changes in the Company’s internal control over financial reporting or in other factors that could significantly affect internal controls that occurred during the Company’s fiscal quarter ended June 30, 2012.

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

ITEM 2. UNREGISTERD SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a) None.

(b) None.

(c) None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Under the terms of the Series A Preferred Stock, Plumas Bancorp is required to pay dividends on a quarterly basis at a rate of 5% per year for the first five years, after which the dividend rate automatically increases to 9%. Dividend payments on the Series A Preferred Stock may be deferred without default, but the dividend is cumulative and, if Plumas Bancorp fails to pay dividends for six quarters, the holder will have the right to appoint representatives to Plumas Bancorp’s board of directors. As previously disclosed, Plumas Bancorp has determined to defer regularly scheduled quarterly interest payments on its Series A Preferred Stock. Therefore, Plumas Bancorp is currently in arrears with the dividend payments on the Series A Preferred Stock. As of the date of filing this report, the amount of the arrearage on the dividend payments of the Series A Preferred Stock is $1.5 million representing nine quarterly payments. At this time the holders of the Series A Preferred Stock have not appointed representatives to the Company’s board of directors.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

The following documents are included or incorporated by reference in this Quarterly Report on Form 10Q:

3.1	Articles of Incorporation as amended of Registrant included as exhibit 3.1 to the Registrant’s Form S-4, File No. 333-84534, which is incorporated by reference herein.

3.2	Bylaws of Registrant as amended on March 16, 2011 included as exhibit 3.2 to the Registrant’s Form 10-K for December 31, 2010, which is incorporated by this reference herein.

3.3	Amendment of the Articles of Incorporation of Registrant dated November 1, 2002, is included as exhibit 3.3 to the Registrant’s 10-Q for September 30, 2005, which is incorporated by this reference herein.

3.4	Amendment of the Articles of Incorporation of Registrant dated August 17, 2005, is included as exhibit 3.4 to the Registrant’s 10-Q for September 30, 2005, which is incorporated by this reference herein.

4	Specimen form of certificate for Plumas Bancorp included as exhibit 4 to the Registrant’s Form S-4, File No. 333-84534, which is incorporated by reference herein.

4.1	Certificate of Determination of Fixed Rate Cumulative Perpetual Preferred Stock, Series A, is included as exhibit 4.1 to Registrant’s 8-K filed on January 30, 2009, which is incorporated by this reference herein.

10.1	Executive Salary Continuation Agreement of Andrew J. Ryback dated December 17, 2008, is included as exhibit 10.1 to the Registrant’s 10-K for December 31, 2008, which is incorporated by this reference herein.

10.2	Split Dollar Agreement of Andrew J. Ryback dated August 23, 2005, is included as Exhibit 10.2 to the Registrant’s 8-K filed on October 17, 2005, which is incorporated by this reference herein.

10.8	Director Retirement Agreement of John Flournoy dated March 21, 2007, is included as Exhibit 10.8 to Registrant’s 10-Q for March 31, 2007, which is incorporated by this reference herein.

10.18	Amended and Restated Director Retirement Agreement of Daniel E. West dated May 10, 2000, is included as Exhibit 10.18 to the Registrant’s 10-QSB for June 30, 2002, which is incorporated by this reference herein.

10.19	Consulting Agreement of Daniel E. West dated May 10, 2000, is included as Exhibit 10.19 to the Registrant’s 10-QSB for June 30, 2002, which is incorporated by this reference herein.

10.21	Amended and Restated Director Retirement Agreement of Alvin G. Blickenstaff dated April 19, 2000, is included as Exhibit 10.21 to the Registrant’s 10-QSB for June 30, 2002, which is incorporated by this reference herein.

10.22	Consulting Agreement of Alvin G. Blickenstaff dated May 8, 2000, is included as Exhibit 10.22 to the Registrant’s 10-QSB for June 30, 2002, which is incorporated by this reference herein.

10.24	Amended and Restated Director Retirement Agreement of Gerald W. Fletcher dated May 10, 2000, is included as Exhibit 10.24 to the Registrant’s 10-QSB for June 30, 2002, which is incorporated by this reference herein.

10.25	Consulting Agreement of Gerald W. Fletcher dated May 10, 2000, is included as Exhibit 10.25 to the Registrant’s 10-QSB for June 30, 2002, which is incorporated by this reference herein.

10.27	Amended and Restated Director Retirement Agreement of Arthur C. Grohs dated May 9, 2000, is included as Exhibit 10.27 to the Registrant’s 10-QSB for June 30, 2002, which is incorporated by this reference herein.

10.28	Consulting Agreement of Arthur C. Grohs dated May 9, 2000, is included as Exhibit 10.28 to the Registrant’s 10-QSB for June 30, 2002, which is incorporated by this reference herein.

10.33	Amended and Restated Director Retirement Agreement of Terrance J. Reeson dated April 19, 2000, is included as Exhibit 10.33 to the Registrant’s 10-QSB for June 30, 2002, which is incorporated by this reference herein.

10.34	Consulting Agreement of Terrance J. Reeson dated May 10, 2000, is included as Exhibit 10.34 to the Registrant’s 10-QSB for June 30, 2002, which is incorporated by this reference herein.

10.35	Letter Agreement, dated January 30, 2009 by and between Plumas Bancorp, Inc. and the United States Department of the Treasury and Securities Purchase Agreement — Standard Terms attached thereto, is included as exhibit 10.1 to Registrant’s 8-K filed on January 30, 2009, which is incorporated by this reference herein.

10.36	Form of Senior Executive Officer letter agreement, is included as exhibit 10.2 to Registrant’s 8-K filed on January 30, 2009, which is incorporated by this reference herein.

10.37	Deferred Fee Agreement of Alvin Blickenstaff is included as Exhibit 10.37 to the Registrant’s 10-Q for March 31, 2009, which is incorporated by this reference herein.

10.40	2001 Stock Option Plan as amended is included as exhibit 99.1 of the Form S-8 filed July 23, 2002, File No. 333-96957, which is incorporated by this reference herein.

10.41	Form of Indemnification Agreement (Plumas Bancorp) is included as Exhibit 10.41 to the Registrant’s 10-Q for March 31, 2009, which is incorporated by this reference herein.

10.42	Form of Indemnification Agreement (Plumas Bank) is included as Exhibit 10.42 to the Registrant’s 10-Q for March 31, 2009, which is incorporated by this reference herein.

10.43	Plumas Bank 401(k) Profit Sharing Plan as amended is included as exhibit 99.1 of the Form S-8 filed February 14, 2003, File No. 333-103229, which is incorporated by this reference herein.

10.46	1991 Stock Option Plan as amended is included as Exhibit 10.46 to the Registrant’s 10-Q for September 30, 2004, which is incorporated by this reference herein.

10.47	Specimen form of Incentive Stock Option Agreement under the 1991 Stock Option Plan is included as Exhibit 10.47 to the Registrant’s 10-Q for September 30, 2004, which is incorporated by this reference herein.

10.48	Specimen form of Non-Qualified Stock Option Agreement under the 1991 Stock Option Plan is included as Exhibit 10.48 to the Registrant’s 10-Q for September 30, 2004, which is incorporated by this reference herein.

10.49	Amended and Restated Plumas Bancorp Stock Option Plan is included as Exhibit 10.49 to the Registrant’s 10-Q for September 30, 2006, which is incorporated by this reference herein.

10.50	Executive Salary Continuation Agreement of Rose Dembosz, is included as exhibit 10.50 to the Registrant’s 10-K for December 31, 2008, which is incorporated by this reference herein.

10.51	First Amendment to Split Dollar Agreement of Andrew J. Ryback, is included as exhibit 10.51 to the Registrant’s 10-K for December 31, 2008, which is incorporated by this reference herein.

10.64	First Amendment to the Plumas Bank Amended and Restated Director Retirement Agreement for Alvin Blickenstaff adopted on September 19, 2007, is included as Exhibit 10.64 to the Registrant’s 8-K filed on September 25, 2007, which is incorporated by this reference herein.

10.65	First Amendment to the Plumas Bank Amended and Restated Director Retirement Agreement for Arthur C. Grohs adopted on September 19, 2007, is included as Exhibit 10.65 to the Registrant’s 8-K filed on September 25, 2007, which is incorporated by this reference herein.

10.66	Director Retirement Agreement of Robert McClintock, is included as Exhibit 10.66 to the Registrant’s 10-K filed on March 23, 2012, which is incorporated by this reference herein.

10.67	First Amendment to the Plumas Bank Amended and Restated Director Retirement Agreement for Terrance J. Reeson adopted on September 19, 2007, is included as Exhibit 10.67 to the Registrant’s 8-K filed on September 25, 2007, which is incorporated by this reference herein.

10.69	First Amendment to the Plumas Bank Amended and Restated Director Retirement Agreement for Daniel E. West adopted on September 19, 2007, is included as Exhibit 10.69 to the Registrant’s 8-K filed on September 25, 2007, which is incorporated by this reference herein.

10.70	First Amendment to the Plumas Bank Amended and Restated Director Retirement Agreement for Gerald W. Fletcher adopted on October 9, 2007, is included as Exhibit 10.70 to the Registrant’s 10-Q for September 30, 2007, which is incorporated by this reference herein.

10.73	Written Agreement with Federal Reserve Bank of San Francisco effective July 28, 2011, is included as Exhibit 10.1 of the Registrant’s 8-K filed on July 29, 2011, which is incorporated by this reference herein.

11	Computation of per share earnings appears in the attached 10-Q under Plumas Bancorp and Subsidiary Notes to Condensed Consolidated Financial Statements as Footnote 7 – Earnings Per Share.

31.1*	Rule 13a-14(a) [Section 302] Certification of Principal Financial Officer dated August 9, 2012.

31.2*	Rule 13a-14(a) [Section 302] Certification of Principal Executive Officer dated August 9, 2012.

32.1*	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 dated August 9, 2012.

32.2*	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 dated August 9, 2012.

101.INS*	XBRL Instance Document.

101.SCH*	XBRL Taxonomy Schema.

101.CAL*	XBRL Taxonomy Calculation Linkbase.

101.DEF*	XBRL Taxonomy Definition Linkbase.

101.LAB*	XBRL Taxonomy Label Linkbase.

101.PRE*	XBRL Taxonomy Presentation Linkbase.

*	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PLUMAS BANCORP (Registrant)

Date: August 9, 2012

/s/ Richard L. Belstock
Richard L. Belstock
Chief Financial Officer

/s/ Andrew J. Ryback
Andrew J. Ryback
President and Chief Executive Officer