Form 10-Q
period 2012-09-30
PLUMAS BANCORP
filed 2012-11-08
CIK 1168455

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED September 30, 2012

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of November 5, 2012. 4,776,339 shares

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

PLUMAS BANCORP

CONDENSED CONSOLIDATED BALANCE SHEET

(Unaudited)

(In thousands, except share data)

	September 30, 2012	December 31, 2011

Assets
Cash and cash equivalents	$54,948	$63,076
Investment securities available for sale	78,051	57,917
Loans, less allowance for loan losses of $5,527 at September 30, 2012 and $6,908 at December 31, 2011	294,486	287,432
Premises and equipment, net	13,528	13,457
Bank owned life insurance	11,073	10,815
Real estate and vehicles acquired through foreclosure	5,074	8,680
Accrued interest receivable and other assets	12,913	13,972

Total assets	$470,073	$455,349

Liabilities and Shareholders’ Equity

Deposits:
Non-interest bearing	$137,064	$125,931
Interest bearing	269,203	265,209

Total deposits	406,267	391,140
Repurchase agreements	5,463	8,279
Accrued interest payable and other liabilities	6,634	5,986
Junior subordinated deferrable interest debentures	10,310	10,310

Total liabilities	428,674	415,715

Commitments and contingencies (Note 6)	—	—

Shareholders’ equity:
Serial preferred stock, no par value; 10,000,000 shares authorized; 11,949 issued and outstanding at September 30, 2012 and December 31, 2011; aggregate liquidation value of $13,604 at September 30, 2012 and $13,069 at December 31, 2011	11,834	11,769
Common stock, no par value; 22,500,000 shares authorized; issued and outstanding – 4,776,339 shares at September 30, 2012 and December 31, 2011	6,084	5,998
Retained earnings	23,047	21,709
Accumulated other comprehensive income	434	158

Total shareholders’ equity	41,399	39,634

Total liabilities and shareholders’ equity	$470,073	$455,349

See notes to unaudited condensed consolidated financial statements.

PLUMAS BANCORP

CONDENSED CONSOLIDATED STATEMENT OF INCOME

(Unaudited)

(In thousands, except per share data)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2012	2011	2012	2011
Interest Income:
Interest and fees on loans	$4,403	$4,322	$13,018	$13,007
Interest on investment securities	251	223	647	929
Other	21	39	76	91

Total interest income	4,675	4,584	13,741	14,027
Interest Expense:
Interest on deposits	208	307	673	1,209
Interest on repurchase agreements	3	4	12	5
Interest on junior subordinated deferrable interest debentures	88	76	259	228
Other	18	9	47	28

Total interest expense	317	396	991	1,470

Net interest income before provision for loan losses	4,358	4,188	12,750	12,557
Provision for Loan Losses	1,000	400	1,900	2,700

Net interest income after provision for loan losses	3,358	3,788	10,850	9,857

Non-Interest Income:
Service charges	926	881	2,712	2,582
Gain on sale of loans	580	657	1,053	1,795
Gain on sale of investments	191	—	403	612
Earnings on Bank owned life insurance policies	87	84	258	261
Other	299	197	671	557

Total non-interest income	2,083	1,819	5,097	5,807

Non-Interest Expenses:
Salaries and employee benefits	2,179	2,304	6,623	7,058
Occupancy and equipment	754	768	2,298	2,337
Other	1,689	1,949	4,832	5,346

Total non-interest expenses	4,622	5,021	13,753	14,741

Income before provision for income taxes	819	586	2,194	923
Provision for Income Taxes	273	215	791	227

Net income	546	371	1,403	696
Preferred Stock Dividends and Discount Accretion	(171)	(171)	(513)	(513)

Net income available to common shareholders	$375	$200	$890	$183

Basic earnings per share	$0.08	$0.04	$0.19	$0.04

Diluted earnings per share	$0.08	$0.04	$0.19	$0.04

See notes to unaudited condensed consolidated financial statements.

PLUMAS BANCORP

CONDENSED CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME

(Unaudited)

(In thousands)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2012	2011	2012	2011

Net income	$546	$371	$1,403	$696
Other comprehensive income net of tax:
Unrealized gains on securities:
Change in net unrealized gains, net	364	73	514	710
Less: Reclassification adjustments for net gains included in net income	(112)	—	(238)	(360)

Other comprehensive income, net of tax	252	73	276	350

Total comprehensive income	$798	$444	$1,679	$1,046

See notes to unaudited condensed consolidated financial statements.

PLUMAS BANCORP

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

(Unaudited)

(In thousands)

	For the Nine Months Ended September 30,
	2012	2011
Cash Flows from Operating Activities:
Net income	$1,403	$696
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	1,900	2,700
Change in deferred loan origination costs/fees, net	(546)	(328)
Depreciation and amortization	1,009	1,083
Stock-based compensation expense	86	(46)
Amortization of investment security premiums	417	258
Accretion of investment security discounts	(2)	(16)
Net (gain) loss on sale of other real estate	(2)	608
Gain on sale of investments	(403)	(612)
Gain on sale of loans held for sale	(1,053)	(1,795)
Loans originated for sale	(15,311)	(14,907)
Proceeds from loan sales	16,065	20,681
Provision for change in OREO valuation	805	337
Earnings on bank-owned life insurance	(258)	(261)
Decrease in accrued interest receivable and other assets	854	1,165
Increase (decrease) in accrued interest payable and other liabilities	648	(491)

Net cash provided by operating activities	5,612	9,072

Cash Flows from Investing Activities:
Proceeds from matured and called available-for-sale investment securities	18,179	20,065
Proceeds from principal repayments from available-for-sale government-sponsored mortgage-backed securities	6,524	4,069
Purchases of available-for-sale securities	(65,151)	(39,245)
Proceeds from sale of available-for-sale securities	20,773	27,351
Net (increase) decrease in loans	(8,897)	1,605
Proceeds from sale of other real estate	3,344	4,259
Proceeds from sale of other vehicles	64	24
Purchase of premises and equipment	(887)	(123)

Net cash (used in) provided by investing activities	(26,051)	18,005

Continued on next page.

PLUMAS BANCORP

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

(Unaudited)

(In thousands)

(Continued)

	For the Nine Months Ended September 30,
	2012	2011
Cash Flows from Financing Activities:
Net increase in demand, interest bearing and savings deposits	$22,116	$16,999
Net decrease in time deposits	(6,989)	(31,943)
Net (decrease) increase in securities sold under agreements to repurchase	(2,816)	7,072

Net cash provided by (used in) financing activities	12,311	(7,872)

(Decrease) increase in cash and cash equivalents	(8,128)	19,205
Cash and Cash Equivalents at Beginning of Year	63,076	64,628

Cash and Cash Equivalents at End of Period	$54,948	$83,833

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:
Interest expense	$753	$1,397
Income taxes	$2	$2

Non-Cash Investing Activities:
Real estate and vehicles acquired through foreclosure	$550	$5,275

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

On February 15, 2012, the Bank received notice from the Federal Deposit Insurance Corporation (FDIC) and the California Department of Financial Institutions (“DFI”) that the Consent Order (“Order”) with the FDIC and the DFI which was effective on March 16, 2011 had been terminated. While the Bank is no longer subject to an Order, the Bank has entered into an informal agreement with the FDIC and DFI which, among other things, requests that the Bank continue to maintain a Tier 1 Leverage Capital Ratio of 9% which is in excess of that required for well capitalized institutions and continue to reduce its level of classified asset balances that were outstanding as of September 30, 2011 to not more than 50% of Tier 1 Capital plus the allowance for loan losses. At September 30, 2012 this ratio was 37% down from 68% at December 31, 2011 and the Bank’s tier 1 leverage capital ratio was 10.5%.

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

The condensed consolidated financial statements include the accounts of the Company and the accounts of its wholly-owned subsidiary, Plumas Bank. Plumas Statutory Trust I and Plumas Statutory Trust II are not consolidated into the Company’s consolidated financial statements and, accordingly, are accounted for under the equity method. In the opinion of management, the unaudited condensed consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the Company’s financial position at September 30, 2012 and December 31, 2011 and its results of operations for the three-month and nine-month periods ended September 30, 2012 and 2011 and its cash flows for the nine-month periods ended September 30, 2012 and 2011. Our condensed consolidated balance sheet at December 31, 2011 is derived from audited financial statements. Certain reclassifications have been made to prior period’s balances to conform to classifications used in 2012. These reclassifications had no impact on the Company’s consolidated financial position, results of operations or net change in cash and cash equivalents.

The unaudited condensed consolidated financial statements of the Company have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim reporting on Form 10-Q. Accordingly, certain disclosures normally presented in the notes to the annual consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been omitted. The Company believes that the disclosures are adequate to make the information not misleading. These interim financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s 2011 Annual Report to Shareholders on Form 10-K. The results of operations for the three-month and nine-month periods ended September 30, 2012 may not necessarily be indicative of future operating results. In preparing such financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the balance sheet and revenues and expenses for the periods reported. Actual results could differ significantly from those estimates.

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

4.	INVESTMENT SECURITIES AVAILABLE FOR SALE

The amortized cost and estimated fair value of investment securities at September 30, 2012 and December 31, 2011 consisted of the following:

	September 30, 2012
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses		Estimated Fair Value

Debt securities:
U.S. Government-sponsored agencies	$41,327,000	$179,000	$		$41,506,000
U.S. Government-sponsored agencies collateralized by mortgage obligations	35,984,000	561,000			36,545,000

	$77,311,000	$740,000		$—	$78,051,000

Unrealized gains on available-for-sale investment securities totaling $740,000 were recorded, net of $306,000 in tax expense, as accumulated other comprehensive income within shareholders’ equity at September 30, 2012. During the nine months ended September 30, 2012, the Company sold twenty-five available-for-sale securities for total proceeds of $20,773,000, which resulted in the recognition of a $403,000 gain on sale. No securities were sold at a loss. During the nine months ended September 30, 2011 the Company sold twenty-five available-for-sale securities for $27,351,000. The Company realized a gain on sale from twenty-three of these securities totaling $636,000 and a loss on sale on two securities of $24,000 resulting in the recognition of a $612,000 net gain on sale. During the three months ended September 30, 2012, the Company sold seven available-for-sale securities for total proceeds of $8,492,000, which resulted in the recognition of a $191,000 gain on sale. No securities were sold at a loss during the three months ended September 30, 2012. No securities were sold during the three months ended September 30, 2011.

	December 31, 2011
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value

Debt securities:
U.S. Government-sponsored agencies	$32,708,000	$92,000	$(23,000)	$32,777,000
U.S. Government-sponsored agencies collateralized by mortgage obligations	24,941,000	251,000	(52,000)	25,140,000

	$57,649,000	$343,000	$(75,000)	$57,917,000

Net unrealized gains on available-for-sale investment securities totaling $268,000 were recorded, net of $110,000 in tax expense, as accumulated other comprehensive income within shareholders’ equity at December 31, 2011. During the year ended December 31, 2011 the Company sold twenty-seven available-for-sale securities for total proceeds of $29,404,000. The Company realized a gain on sale from twenty-five of these securities totaling $690,000 and a loss on sale on two securities of $24,000 resulting in the recognition of a $666,000 net gain on sale.

There were no investment securities with unrealized losses as of September 30, 2012.

Investment securities with unrealized losses at December 31, 2011 are summarized and classified according to the duration of the loss period as follows:

	Less than 12 Months
	Fair Value	Unrealized Losses
Debt securities:
U.S. Government-sponsored agencies	$11,044,000	$23,000
U.S. Government-sponsored agencies collateralized by mortgage obligations	9,144,000	52,000

	$20,188,000	$75,000

There were no securities in a loss position for more than one year at December 31, 2011.

The amortized cost and estimated fair value of investment securities at September 30, 2012 by contractual maturity are shown below. Expected maturities will differ from contractual maturities because the issuers of the securities may have the right to call or prepay obligations with or without call or prepayment penalties.

	Estimated Amortized Cost	Estimated Fair Value
After one year through five years	$41,327,000	$41,506,000
Investment securities not due at a single maturity date:
Government-sponsored mortgage- backed securities	35,984,000	36,545,000

	$77,311,000	$78,051,000

Investment securities with amortized costs totaling $44,849,000 and $44,878,000 and estimated fair values totaling $45,125,000 and $45,149,000 at September 30, 2012 and December 31, 2011, respectively, were pledged to secure deposits and repurchase agreements.

5.	LOANS AND THE ALLOWANCE FOR LOAN LOSSES

Outstanding loans are summarized below, in thousands:

	September 30, 2012	December 31, 2011
Commercial	$28,018	$30,235
Agricultural	37,610	38,868
Real estate – residential	36,273	39,019
Real estate – commercial	122,569	119,412
Real estate – construction and land development	16,508	17,063
Equity lines of credit	37,785	37,581
Installment	2,637	2,515
Other	17,748	9,172

	299,148	293,865
Deferred loan costs, net	865	475
Allowance for loan losses	(5,527)	(6,908)

	$294,486	$287,432

Effective for the third quarter of 2012, the Company modified its method of estimating the allowance for loan losses for non-impaired loans. This modification incorporated historical losses from the beginning of the latest business cycle. Previously we utilized historical loss experience based on a rolling eight quarters ending with the most recently completed calendar quarter. This modification had the effect of increasing the required allowance related to the expanded historical loss period. The Company believes that, given the recent trend in historical losses, it was prudent to increase the period examined and that a full business cycle was the appropriate period.

The recorded investment in impaired loans totaled $18,790,000 and $24,402,000 at September 30, 2012 and December 31, 2011. The Company had specific allowances for loan losses of $1,088,000 on impaired loans of $7,028,000 at September 30, 2012 as compared to specific allowances for loan losses of $2,066,000 on impaired loans of $14,130,000 at December 31, 2011. The balance of impaired loans for which no specific reserves were required totaled $11,761,000 and $10,272,000 at September 30, 2012 and December 31, 2011, respectively. The average recorded investment in impaired loans for the nine months ended September 30, 2012 and September 30, 2011 was $18,527,000 and $27,405,000, respectively. The Company recognized $370,000 and $372,000 in interest income on impaired loans during the nine months ended September 30, 2012 and 2011, respectively. During the three months ended September 30, 2012 and 2011 the Company recognized interest income of $39,000 and $123,000, respectively.

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

The carrying value of troubled debt restructurings at September 30, 2012 and December 31, 2011 was $11,087,000 and $12,188,000, respectively. The Company has allocated $571,000 and $1,164,000 of specific reserves on loans to customers whose loan terms have been modified in troubled debt restructurings as of September 30, 2012 and December 31, 2011, respectively. The Company has not committed to lend additional amounts on loans classified as troubled debt restructurings at September 30, 2012 and December 31, 2011.

During the three and nine month periods ended September 30, 2012, the terms of certain loans were modified as troubled debt restructurings. Modifications involving a reduction of the stated interest rate of the loan was for periods ranging from 1 month to 10 years. During the twelve month period ended December 31, 2011, the terms of certain loans were modified as troubled debt restructurings. Modifications involving a reduction of the stated interest rate of the loan were for periods ranging from 1 month to 2 years. For the periods described above, modifications involving an extension of the maturity date were for periods ranging from 1 month to 10 years.

The following table presents loans by class modified as troubled debt restructurings that occurred during the nine months ended September 30, 2012, dollars in thousands:

	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Troubled Debt Restructurings:
Commercial	1	$24	$24
Real estate – residential	2	819	800
Real estate – commercial	1	516	516
Real estate – construction	2	180	180
Other	2	11	11

Total	8	$1,550	$1,531

The troubled debt restructurings described above decreased the allowance for loan losses by $118,000 and resulted in no charge offs during the nine months ended September 30, 2012.

The following table presents loans by class modified as troubled debt restructurings that occurred during the three months ended September 30, 2012, dollars in thousands:

	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Troubled Debt Restructurings:
Other	2	$11	$11

Total	2	$11	$11

The troubled debt restructurings described above resulted in no allowance for loan losses or charge offs during the three months ended September 30, 2012.

The following table presents loans by class modified as troubled debt restructurings for which there was a payment default within twelve months following the modification during the nine months ended September 30, 2012.

	Number of Loans	Recorded Investment
Troubled Debt Restructurings:
Real estate – construction	1	$2,978

Total	1	$2,978

The following table presents loans by class modified as troubled debt restructurings that occurred during the twelve months ending December 31, 2011, dollars in thousands:

	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Troubled Debt Restructurings:
Commercial	2	$129	$129
Agricultural	4	996	996
Real estate-construction and land development	5	4,977	4,977
Equity lines of credit	1	787	787
Other	19	179	179

Total	31	$7,068	$7,068

The troubled debt restructurings described above increased the allowance for loan losses by $132,000 and resulted in no charge offs during the year ending December 31, 2011.

The following table presents loans by class modified as troubled debt restructurings for which there was a payment default within twelve months following the modification during the year ending December 31, 2011:

	Number of Loans	Recorded Investment
Troubled Debt Restructurings:
Agricultural	3	$630,000
Real estate – construction and land development	2	139,000
Equity lines of credit	1	787,000

Total	6	$1,556,000

The troubled debt restructurings that subsequently defaulted described above increased the allowance for loan losses by $81,000 and resulted in charge-offs of $51,000 during the year ending December 31, 2011.

The terms of certain other loans were modified during the nine months ending September 30, 2012 that did not meet the definition of a troubled debt restructuring. These loans have a total recorded investment as of September 30, 2012 of $5.3 million. The terms of certain other loans were modified during the year ending December 31, 2011 that did not meet the definition of a troubled debt restructuring. These loans have a total recorded investment as of December 31, 2011 of $13.5 million.

These loans which were modified during the nine months ended September 30, 2012 and twelve months ended December 31, 2011 did not meet the definition of a troubled debt restructuring as the modification was a delay in a payment ranging from 30 days to 3 months that was considered to be insignificant or the borrower was not considered to be experiencing financial difficulties.

At September 30, 2012 and December 31, 2011, nonaccrual loans totaled $14,991,000 and $16,757,000, respectively. Interest foregone on nonaccrual loans totaled $531,000 and $560,000 for the nine months ended September 30, 2012 and 2011, respectively. Interest foregone on nonaccrual loans totaled $181,000 and $71,000 for the three months ended September 30, 2012 and 2011, respectively. Loans past due 90 days or more and on accrual status totaled $37,000 and $72,000 at September 30, 2012 and December 31, 2011, respectively.

Salaries and employee benefits totaling $700,000 and $495,000 have been deferred as loan origination costs during the nine months ended September 30, 2012 and 2011, respectively. Salaries and employee benefits totaling $235,000 and $197,000 have been deferred as loan origination costs during the three months ended September 30, 2012 and 2011, respectively.

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

The risk ratings can be grouped into five major categories, defined as follows:

Pass—A pass loan is a strong credit with no existing or known potential weaknesses deserving of management’s close attention.

Watch—A Watch loan has potential weaknesses that deserve management’s close attention. If left uncorrected, these potential weaknesses may result in deterioration of the repayment prospects for the loan or in the Company’s credit position at some future date. Watch loans are not adversely classified and do not expose the Company to sufficient risk to warrant adverse classification.

Substandard—A substandard loan is not adequately protected by the current sound worth and paying capacity of the borrower or the value of the collateral pledged, if any. Loans classified as substandard have a well-defined weakness or weaknesses that jeopardize the liquidation of the debt. Well defined weaknesses include a project’s lack of marketability, inadequate cash flow or collateral support, failure to complete construction on time or the project’s failure to fulfill economic expectations. They are characterized by the distinct possibility that the Company will sustain some loss if the deficiencies are not corrected.

Doubtful—Loans classified doubtful have all the weaknesses inherent in those classified as substandard with the added characteristic that the weaknesses make collection or liquidation in full, on the basis of currently known facts, conditions and values, highly questionable and improbable.

Loss—Loans classified as loss are considered uncollectible and charged off immediately.

The following table shows the loan portfolio allocated by management’s internal risk ratings at the dates indicated, in thousands:

September 30, 2012	Credit Exposure
	Credit Risk Profile by Internally Assigned Grade
	Commercial	Agricultural	Real Estate- Residential	Real Estate- Commercial	Real Estate- Construction	Equity LOC	Total
Grade:
Pass	$25,196	$35,090	$32,360	$112,711	$11,372	$34,710	$251,439
Watch	1,435	1,026	1,066	4,014	291	1,126	8,958
Substandard	1,370	1,494	2,847	5,844	4,845	1,938	18,338
Doubtful	17	—	—	—	—	11	28

Total	$28,018	$37,610	$36,273	$122,569	$16,508	$37,785	$278,763

December 31, 2011	Credit Exposure
	Credit Risk Profile by Internally Assigned Grade
	Commercial	Agricultural	Real Estate- Residential	Real Estate- Commercial	Real Estate- Construction	Equity LOC	Total
Grade:
Pass	$26,077	$34,882	$34,049	$101,395	$11,383	$34,296	$242,082
Watch	1,562	1,595	629	5,575	50	1,300	10,711
Substandard	2,433	2,391	4,327	12,442	5,630	1,974	29,197
Doubtful	163	—	14	—	—	11	188

Total	$30,235	$38,868	$39,019	$119,412	$17,063	$37,581	$282,178

	Consumer Credit Exposure Credit Risk Profile Based on Payment Activity September 30, 2012			Consumer Credit Exposure Credit Risk Profile Based on Payment Activity December 31, 2011
	Installment	Other	Total	Installment	Other	Total
Grade:
Performing	$2,594	$17,677	$20,271	$2,465	$9,024	$11,489
Non-performing	43	717	114	50	148	198

Total	$2,637	$17,748	$20,385	$2,515	$9,172	$11,687

The following tables show the allocation of the allowance for loan losses by impairment methodology at the dates indicated, in thousands:

Allowance for Loan Losses:

	Commercial	Agricultural	Real Estate- Residential	Real Estate- Commercial	Real Estate- Construction	Equity LOC	Installment	Other	Total
Nine months ended September 30, 2012:

Beginning balance	$1,025	$330	$698	$1,925	$2,006	$635	$117	$172	$6,908
Charge-offs	(891)	(250)	(204)	(258)	(1,524)	(216)	(63)	(89)	(3,495)
Recoveries	53	—	—	4	54	9	36	58	214
Provision	604	100	287	(200)	550	406	(17)	170	1,900

Ending balance	$791	$180	$781	$1,471	$1,086	$834	$73	$311	$5,527

Three months ended September 30, 2012:

Beginning balance	$980	$183	$807	$1,161	$2,143	$612	$116	$181	$6,183
Charge-offs	(158)	—	(64)	(20)	(1,426)	—	(27)	(8)	(1,703)
Recoveries	8	—	—	1	—	1	2	35	47
Provision	(39)	(3)	38	329	369	221	(18)	103	1,000

Ending balance	$791	$180	$781	$1,471	$1,086	$834	$73	$311	$5,527

Nine months ended September 30, 2011:

Beginning balance	$760	$184	$632	$1,819	$3,011	$652	$66	$200	$7,324
Charge-offs	(386)	(93)	(127)	(252)	(2,484)	(311)	(87)	(118)	(3,858)
Recoveries	87	102	—	16	5	—	10	74	294
Provision	489	68	(32)	228	1,494	307	146	—	2,700

Ending balance	$950	$261	$473	$1,811	$2,026	$648	$135	$156	$6,460

Three months ended September 30, 2011:

Beginning balance	$1,055	$258	$558	$1,883	$2,674	$552	$117	$170	$7,267
Charge-offs	(220)	1	(79)	(8)	(695)	(239)	(23)	(21)	(1,284)
Recoveries	46	—	—	15	—	—	3	13	77
Provision	69	2	(6)	(79)	47	335	38	(6)	400

Ending balance	$950	$261	$473	$1,811	$2,026	$648	$135	$156	$6,460

September 30, 2012:

Ending balance	$791	$180	$781	$1,471	$1,086	$834	$73	$311	$5,527

Ending balance: individually evaluated for impairment	$142	$—	$310	$227	$112	$295	$—	$2	$1,088

Ending balance: collectively evaluated for impairment	$649	$180	$471	$1,244	$974	$539	$73	$309	$4,439

Loans:
September 30, 2012:
Ending balance	$28,018	$37,610	$36,273	$122,569	$16,508	$37,785	$2,637	$17,748	$299,148

Ending balance: individually evaluated for impairment	$3,693	$1,025	$3,886	$3,403	$4,943	$1,763	$43	$34	$18,790

Ending balance: collectively evaluated for impairment	$24,325	$36,585	$32,387	$119,166	$11,565	$36,022	$2,594	$17,714	$280,358

The following tables show the allocation of the allowance for loan losses by impairment methodology at December 31, 2011, in thousands:

	Commercial	Agricultural	Real Estate- Residential	Real Estate- Commercial	Real Estate- Construction	Equity LOC	Installment	Other	Total
December 31, 2011 Allowance for Loan Losses
Ending balance	$1,025	$330	$698	$1,925	$2,006	$635	$117	$172	$6,908

Ending balance: individually evaluated for impairment	$310	$250	$355	$148	$901	$101	$1	$—	$2,066

Ending balance: collectively evaluated for impairment	$715	$80	$343	$1,777	$1,105	$534	$116	$172	$4,842

Loans
Ending balance	$30,235	$38,868	$39,019	$119,412	$17,063	$37,581	$2,515	$9,172	$293,865

Ending balance: individually evaluated for impairment	$4,946	$1,268	$4,257	$5,557	$6,754	$1,494	$50	$76	$24,402

Ending balance: collectively evaluated for impairment	$25,289	$37,600	$34,762	$113,855	$10,309	$36,087	$2,465	$9,096	$269,463

The following table shows an aging analysis of the loan portfolio by the time past due, in thousands:

	30-89 Days Past Due	90 Days and Still Accruing	Nonaccrual	Total Past Due	Current	Total
As of September 30, 2012:

Commercial:
Commercial	$189	$—	$3,557	$3,746	$24,272	$28,018
Agricultural	—	—	757	757	36,853	37,610
Real estate – construction	79	—	3,486	3,565	12,943	16,508
Real estate – commercial	2,239	—	3,403	5,642	116,927	122,569
Residential:
Real estate – residential	747	—	2,192	2,939	33,334	36,273
Equity LOC	152	—	1,519	1,671	36,114	37,785
Consumer:
Installment	9	—	43	52	2,585	2,637
Other	268	37	34	339	17,409	17,748

Total	$3,683	$37	$14,991	$18,711	$280,437	$299,148

As of December 31, 2011:

Commercial:
Commercial	$456	$—	$4,819	$5,275	$24,960	$30,235
Agricultural	—	—	999	999	37,869	38,868
Real estate – construction	1,113	—	634	1,747	15,316	17,063
Real estate – commercial	1,939	—	5,557	7,496	111,916	119,412
Residential:
Real estate – residential	461	—	3,141	3,602	35,417	39,019
Equity LOC	775	—	1,481	2,256	35,325	37,581
Consumer:
Installment	31	—	50	81	2,434	2,515
Other	351	72	76	499	8,673	9,172

Total	$5,126	$72	$16,757	$21,955	$271,910	$293,865

The following table shows information related to impaired loans at the dates indicted, in thousands:

	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
As of September 30, 2012:
With no related allowance recorded:
Commercial	$1,827	$2,397		$3,017	$25
Agricultural	1,025	1,506		1,061	15
Real estate – construction	4,551	6,051		1,814	75
Real estate – commercial	959	1,031		2,569	96
Real estate – residential	2,824	2,852		3,225	76
Equity Lines of Credit	500	589		577	17
Installment	43	43		55	1
Other	32	32		66	5
With an allowance recorded:
Commercial	1,865	2,064	$142	1,497	1
Agricultural	—	—	—	—	—
Real estate – construction	392	392	112	170	5
Real estate – commercial	2,445	2,445	227	2,065	32
Real estate – residential	1,061	1,162	310	1,118	9
Equity Lines of Credit	1,263	1,339	295	1,293	13
Installment	—	—	—	—	—
Other	2	2	2	—	—
Total:
Commercial	3,692	4,461	$142	4,514	26
Agricultural	1,025	1,506	—	1,061	15
Real estate – construction	4,943	6,443	112	1,984	80
Real estate – commercial	3,404	3,476	227	4,634	128
Real estate – residential	3,885	4,014	310	4,343	85
Equity Lines of Credit	1,763	1,928	295	1,870	30
Installment	43	43	—	55	1
Other	34	34	2	66	5

Total	$18,789	$21,905	$1,088	$18,527	$370

As of December 31, 2011:
With no related allowance recorded:
Commercial	$2,506	$2,882		$2,458	$56
Agricultural	923	1,153		931	62
Real estate – construction	1,955	2,210		6,911	117
Real estate – commercial	1,707	1,707		4,751	70
Real estate – residential	1,711	1,739		2,069	106
Equity Lines of Credit	1,345	1,345		1,285	22
Installment	49	49		91	2
Other	76	76		102	10
With an allowance recorded:
Commercial	2,440	2,440	$310	1,349	25
Agricultural	345	345	250	345	—
Real estate – construction	4,799	4,850	901	2,521	186
Real estate – commercial	3,850	3,850	148	1,664	—
Real estate – residential	2,546	2,546	355	1,005	9
Equity Lines of Credit	149	149	101	53	1
Installment	1	1	1	1	—
Other	—	—	—	—	—
Total:
Commercial	4,946	5,322	310	3,807	81
Agricultural	1,268	1,498	250	1,276	62
Real estate – construction	6,754	7,060	901	9,432	303
Real estate – commercial	5,557	5,557	148	6,415	70
Real estate – residential	4,257	4,285	355	3,074	115
Equity Lines of Credit	1,494	1,494	101	1,338	23
Installment	50	50	1	92	2
Other	76	76	—	102	10

Total	$24,402	$25,342	$2,066	$25,536	$666

6.	COMMITMENTS AND CONTINGENCIES

The Company is party to claims and legal proceedings arising in the ordinary course of business. In the opinion of the Company’s management, the amount of ultimate liability with respect to such proceedings will not have a material adverse effect on the financial condition or results of operations of the Company taken as a whole.

In the normal course of business, there are various outstanding commitments to extend credit, which are not reflected in the financial statements, including loan commitments of $77,502,000 and $79,164,000 and stand-by letters of credit of $110,000 and $50,000 at September 30, 2012 and December 31, 2011, respectively.

Of the loan commitments outstanding at September 30, 2012, $3,819,000 are real estate construction loan commitments that are expected to fund within the next twelve months. The remaining commitments primarily relate to revolving lines of credit or other commercial loans, and many of these are expected to expire without being drawn upon. Therefore, the total commitments do not necessarily represent future cash requirements. Each loan commitment and the amount and type of collateral obtained, if any, are evaluated on an individual basis. Collateral held varies, but may include real property, bank deposits, debt or equity securities or business assets.

Stand-by letters of credit are conditional commitments written to guarantee the performance of a customer to a third party. These guarantees are primarily related to the purchases of inventory by commercial customers and are typically short-term in nature. Credit risk is similar to that involved in extending loan commitments to customers and accordingly, evaluation and collateral requirements similar to those for loan commitments are used. The deferred liability related to the Company’s stand-by letters of credit was not significant at September 30, 2012 or December 31, 2011.

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

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(In thousands, except share and per share data)	2012	2011	2012	2011
Net Income:
Net income	$546	$371	$1,403	$696
Dividends and discount accretion on preferred shares	(171)	(171)	(513)	(513)

Net income available to common shareholders	$375	$200	$890	$183

Basic and Diluted Earnings Per share	$0.08	$0.04	$0.19	$0.04
Basic Weighted Average Number of Shares Outstanding:	4,776	4,776	4,776	4,776
Diluted Weighted Average Number of Shares Outstanding:	4,783	4,776	4,779	4,776

Shares of common stock issuable under stock options for which the exercise prices were greater than the average market prices were not included in the computation of diluted earnings per share due to their antidilutive effect. Stock options not included in the computation of diluted earnings per share, due to shares not being in-the-money and having an antidilutive effect, were 251,000 and 534,000 for the three month periods ended September 30, 2012 and 2011, respectively. Stock options not included in the computation of diluted earnings per share, due to shares not being in-the-money and having an antidilutive effect, were 327,000 and 534,000 for the nine month periods ended September 30, 2012 and 2011, respectively.

8.	STOCK-BASED COMPENSATION

In 2001, the Company established a Stock Option Plan for which 462,680 shares of common stock remain reserved for issuance to employees and directors and no shares are available for future grants as of September 30, 2012. The Plan requires that the option price may not be less than the fair market value of the stock at the date the option is granted, and that the stock must be paid in full at the time the option is exercised. Payment in full for the option price must be made in cash or with Company common stock previously acquired by the optionee and held by the optionee for a period of at least six months. The Plan does not provide for the settlement of awards in cash and new shares are issued upon option exercise. The options expire on dates determined by the Board of Directors, but not later than ten years from the date of grant. Upon grant, options vest ratably over a three to five year period.

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

The fair value of each option is estimated on the date of grant using the following assumptions for options granted in 2011. No options were granted during the nine months ended September 30, 2012.

Nine Months Ended September 30, 2011
Expected life of stock options	5.3 years
Risk-free interest rate	2.26%
Expected stock price volatility	46.1%
Dividend yield	3.05%
Weighted-average fair value of options granted during the period	$0.99

During the nine months ended September 30, 2012, the Company recognized compensation costs of $86,000 and an increase in future income tax benefit of $1,000. During the nine months ended September 30, 2011, the Company recognized a net reversal of compensation cost related to a revision in the estimated forfeiture rate. This resulted in a credit to operating expense of $46,000 and a reduction in the future income tax benefit of $1,000.

Compensation cost related to stock options recognized in operating results was $10,000 and $18,000 for the quarters ended September 30, 2012 and 2011, respectively. The associated future income tax benefit recognized was $0 and $1,000 for the quarters ended September 30, 2012 and 2011 respectively.

The following table summarizes information about stock option activity for the nine months ended September 30, 2012:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Intrinsic Value (in thousands)
Options outstanding at December 31, 2011	482,780	$8.74
Options granted	—	—
Options exercised	—	—
Options cancelled	(20,100)	$6.62

Options outstanding at September 30, 2012	462,680	$8.83	4.1	$132

Options exercisable at September 30, 2012	303,687	$11.90	2.8	$34

Expected to vest after September 30, 2012	133,673	$2.95	6.5	$82

At September 30, 2012, there was $97,000 of total unrecognized compensation cost related to non-vested stock option awards which is expected to be recognized over a weighted-average period of 2.5 years. The total fair value of options vested during the nine months ended September 30, 2012 was $90,000.

9.	INCOME TAXES

The Company files its income taxes on a consolidated basis with its subsidiary. The allocation of income tax expense represents each entity’s proportionate share of the consolidated provision for income taxes. Differences arise between the Company’s effective tax rate and applicable statutory rates due primarily to non-taxable sources of income and non-deductible sources of expenses.

Deferred tax assets and liabilities are recognized for the tax consequences of temporary differences between the reported amount of assets and liabilities and their tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The determination of the amount of deferred income tax assets which are more likely than not to be realized is primarily dependent on projections of future earnings, which are subject to uncertainty and estimates that may change given economic conditions and other factors. The realization of deferred income tax assets is assessed and a valuation allowance is recorded if it is "more likely than not" that all or a portion of the deferred tax asset will not be realized. “More likely than not” is defined as greater than a 50% chance. All available evidence, both positive and negative is considered to determine whether, based on the weight of that evidence, a valuation allowance is needed.

As part of its analysis, the Company considered the following positive evidence:

•

The Company’s 2009 net loss was largely attributable to losses on its Construction and Land Development portfolio that represented approximately 80% of net charge-offs during the year ended December 31, 2009. This portfolio has decreased from $74 million at December 31, 2008 to $16.5 million at September 30, 2012.

•

The Company’s 2009 net loss was also attributable to significant write-downs on foreclosed construction and land development real estate properties which represented the majority of its provision for losses on other real estate during 2009. During 2010 other real estate write-downs decreased by $4.4 million from $4.8 million during the year ended December 31, 2009 to $356 thousand during 2010. Write-downs on construction and land development real estate owned during 2011 totaled $440 thousand and during the nine months ended September 30, 2012 losses on construction and land development real estate owned totaled $474 thousand.

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

At September 30, 2012 total deferred tax assets were approximately $7,000,000 and total deferred tax liabilities were approximately $1,500,000 for a net deferred tax asset of $5,500,000. The Company’s deferred tax assets primarily relate to net operating loss carry-forwards and timing differences in the tax deductibility of the provision for loan losses, impairment charges on other real estate owned and deferred compensation. Based upon our analysis of available evidence, we have determined that it is “more likely than not” that all of our deferred income tax assets as of September 30, 2012 and December 31, 2011 will be fully realized and therefore no valuation allowance was recorded. On the consolidated balance sheet, net deferred tax assets are included in accrued interest receivable and other assets.

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

Interest expense and penalties associated with unrecognized tax benefits, if any, are classified as income tax expense in the consolidated statement of income. There have been no significant changes to unrecognized tax benefits or accrued interest and penalties for the quarter ended September 30, 2012.

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

Fair Value of Financial Instruments

The carrying amounts and estimated fair values of financial instruments, at September 30, 2012 and December 31, 2011 are as follows:

(Dollars in thousands)		Fair Value Measurements at September 30, 2012 Using:
	Carrying Value	Level 1	Level 2	Level 3	Total Fair Value
Financial assets:
Cash and cash equivalents	$54,948	$54,948			$54,948
Investment securities	78,051		$78,051		78,051
Loans, net	294,486			$299,460	299,460
FHLB stock	1,950				N/A
Accrued interest receivable	1,648		192	1,456	1,648
Financial liabilities:
Deposits	406,267	332,881	73,519		406,400
Repurchase Agreements	5,463		5,463		5,463
Junior subordinated deferrable interest debentures	10,310			3,564	3,564
Accrued interest payable	1,021	7	99	915	1,021

(Dollars in thousands)		Fair Value Measurements at December 31, 2011 Using:
	Carrying Value	Level 1	Level 2	Level 3	Total Fair Value
Financial assets:
Cash and cash equivalents	$63,076	$63,076			$63,076
Investment securities	57,917		$57,917		57,917
Loans, net	287,432			$290,710	290,710
FHLB stock	2,043				N/A
Accrued interest receivable	1,638		241	1,397	1,638
Financial liabilities:
Deposits	391,140	310,765	80,645		391,410
Repurchase Agreements	8,279		8,279		8,279
Junior subordinated deferrable interest debentures	10,310			3,079	3,079
Accrued interest payable	783	7	167	609	783

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

The following tables present information about the Company’s assets and liabilities measured at fair value on a recurring and non-recurring basis as of September 30, 2012 and December 31, 2011, and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value:

Assets and liabilities measured at fair value on a recurring basis at September 30, 2012 are summarized below:

		Fair Value Measurements at September 30, 2012 Using
	Total Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Assets:
U.S. Government-sponsored agencies	$41,506,000		$41,506,000

U.S. Government-sponsored agencies collateralized by mortgage obligations	36,545,000		36,545,000

	$78,051,000	$—	$78,051,000	$—

Assets and liabilities measured at fair value on a recurring basis at December 31, 2011 are summarized below:

		Fair Value Measurements at December 31, 2011 Using
	Total Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Assets:
U.S. Government-sponsored agencies	$32,777,000		$32,777,000

U.S. Government-sponsored agencies collateralized by mortgage obligations	25,140,000		25,140,000

	$57,917,000	$—	$57,917,000	$—

The fair value of securities available-for-sale equals quoted market price, if available. If quoted market prices are not available, fair value is determined using quoted market prices for similar securities. There were no changes in the valuation techniques used during 2012 or 2011. Transfers between hierarchy measurement levels are recognized by the Company as of the beginning of the reporting period. There were no transfers between levels during the three and nine month periods ended September 30, 2012. During the year ended December 31, 2011, U.S. Government-sponsored agencies were transferred to Level 2 of the fair value hierarchy as the Company currently values these securities by relying on the securities’ relationship to other benchmark quoted securities. Changes in fair market value are recorded in other comprehensive income.

Assets and liabilities measured at fair value on a non-recurring basis at September 30, 2012 are summarized below:

		Fair Value Measurements at September 30, 2012 Using
	Total Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Losses
Assets:
Impaired loans:
Commercial	$3,292,000			$3,292,000	$(293,000)
Agricultural	245,000			245,000	—
Real estate – residential	1,098,000			1,098,000	(158,000)
Real estate – commercial	3,060,000			3,060,000	(225,000)
Real estate – construction and land development	3,399,000			3,399,000	(767,000)
Equity lines of credit	1,014,000			1,014,000	(361,000)
Other	—			—	(2,000)

Total impaired loans	12,108,000			12,108,000	(1,806,000)

Other real estate:
Real estate – residential	564,000			564,000	(44,000)
Real estate – commercial	1,953,000			1,953,000	(287,000)
Real estate – construction and land development	2,475,000			2,475,000	(474,000)
Equity lines of credit	72,000			72,000	—

Total other real estate	5,064,000			5,064,000	(805,000)

	$17,172,000	$—	$—	$17,172,000	$(2,611,000)

Assets and liabilities measured at fair value on a non-recurring basis at December 31, 2011 are summarized below:

		Fair Value Measurements at December 31, 2011 Using
	Total Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Gains (Losses)
Assets:
Impaired loans:
Commercial	$2,942,000			$2,942,000	$(315,000)
Agricultural	245,000			245,000	(250,000)
Real estate – residential	2,558,000			2,558,000	(297,000)
Real estate – commercial	3,701,000			3,701,000	(52,000)
Real estate – construction and land development	4,070,000			4,070,000	(402,000)
Equity lines of credit	49,000			49,000	(100,000)
Installment	—			—	(1,000)
Other	—			—	—

Total impaired loans	13,565,000			13,565,000	(1,417,000)

Other real estate:
Real estate – residential	644,000			644,000	(85,000)
Real estate – commercial	5,021,000			5,021,000	(54,000)
Real estate – construction and land development	2,958,000			2,958,000	(440,000)

Total other real estate	8,623,000			8,623,000	(579,000)

	$22,188,000	$—	$—	$22,188,000	$(1,996,000)

The Company has no liabilities which are reported at fair value.

The following methods were used to estimate fair value.

Impaired Loans: The fair value of collateral dependent impaired loans with specific allocations of the allowance for loan losses or loans that have been subject to partial charge-offs are generally based on recent real estate appraisals. These appraisals may utilize a single valuation approach or a combination of approaches including comparable sales and the income approach. Adjustments are routinely made in the appraisal process by the independent appraisers to adjust for differences between the comparable sales and income data available. Such adjustments are usually significant and typically result in a Level 3 classification of the inputs for determining fair value. Total losses of $1,806,000 and $1,417,000 represent impairment charges recognized during the nine months and year ended September 30, 2012 and December 31, 2011, respectively, related to the above impaired loans.

Other Real Estate: Nonrecurring adjustments to certain commercial and residential real estate properties classified as other real estate owned (OREO) are measured at fair value, less costs to sell. Fair values are based on recent real estate appraisals. These appraisals may use a single valuation approach or a combination of approaches including comparable sales and the income approach.

Appraisals for both collateral-dependent impaired loans and other real estate are performed by certified general appraisers (for commercial properties) or certified residential appraisers (for residential properties) whose qualifications and licenses have been reviewed and verified by the Company. Once received, a member of the Appraisal Department reviews the assumptions and approaches utilized in the appraisal as well as the overall resulting fair value in comparison with independent data sources such as recent market data or industry-wide statistics. On a quarterly basis, the Company compares the actual selling price of similar collateral that has been liquidated to the most recent appraised value for unsold properties to determine what additional adjustment, if any, should be made to the appraisal value to arrive at fair value. Adjustments are routinely made in the appraisal process by the independent appraisers to adjust for differences between the comparable sales and income data available. Management made no significant adjustments to third-party appraisals or other quantitative data with significant unobservable inputs for assets categorized as Level 3 to arrive at fair value as of September 30, 2012.

In certain cases we use discounted cash flow or similar internal modeling techniques to determine the fair value of our Level 3 assets and liabilities. Use of these techniques requires determination of relevant inputs and assumptions, some of which represent significant unobservable inputs. Accordingly, changes in these unobservable inputs may have a significant impact on fair value.

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

PART I—FINANCIAL INFORMATION

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

INTRODUCTION

The following discussion and analysis sets forth certain statistical information relating to the Company as of September 30, 2012 and December 31, 2011 and for the nine and three month periods ended September 30, 2012 and 2011. This discussion should be read in conjunction with the condensed consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q and the consolidated financial statements and notes thereto included in Plumas Bancorp’s Annual Report filed on Form 10-K for the year ended December 31, 2011.

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

OVERVIEW

The Company recorded net income of $1.4 million for the nine months ended September 30, 2012, up $707 thousand from net income of $696 thousand during the nine months ended September 30, 2011. The largest components of this increase were a $988 thousand reduction in non-interest expense and an $800 thousand reduction in the provision for loan losses. Additionally, net interest income increased by $193 thousand. The effect of these items was partially offset by a decline in non-interest income of $710 thousand and an increase in the provision for income taxes of $564 thousand. The decline in non-interest income was related to a reduction in gains on sale of government guaranteed loans of $742 thousand and a reduction in gain on sale of investment securities of $209 thousand.

Interest income in the nine month periods declined by $286 thousand related to a decline in yield on investment securities resulting in a $282 thousand decline in interest income on investments. The decline in interest income was offset by a decline in interest expense of $479 thousand as interest on time deposits declined by $474 thousand related to a decrease in the rate paid and average balance. Non-interest expense benefited from a $435 thousand decline in salary and benefit expense, a $389 thousand decrease in FDIC insurance expense, a $189 thousand decrease in Other Real Estate Owned (OREO) expense and a $600 thousand reduction in loss on sale of OREO partially offset by a $468 thousand increase in the provision for changes in valuation of OREO. Pre-tax earnings increased by $1.3 million from $923 thousand during the three months ended September 30, 2011 to $2.2 million during the current nine month period. The provision for income taxes increased from $227 thousand during the 2011 period to $791 thousand during the current nine month period.

Net income allocable to common shareholders increased from $183 thousand or $0.04 per share during the nine months ended September 30, 2011 to $890 thousand or $0.19 per share during the current nine month period. Income allocable to common shareholders is calculated by subtracting dividends and discount amortized on preferred stock from net income.

Total assets at September 30, 2012 were $470 million, an increase of $14.7 million from $455 million at December 31, 2011. A decline in cash and cash equivalents of $8.1 million and an increase in deposits of $15.1 million were used to fund an increase in investment securities of $20.1 million and loans of $7.1 million. Net loan balances increased from $287.4 million at December 31, 2011 to $294.5 million at September 30, 2012 and investment securities increased from $57.9 million at December 31, 2011 to $78.0 million at September 30, 2012. OREO and Other Vehicles Owned (OVO) declined by $3.6 million and all other assets declined by $0.7 million.

Deposits increased by $15.1 million from $391 million at December 31, 2011 to $406 million at September 30, 2012. Non-interest bearing demand deposits increased by $11.1 million and savings and money market accounts increased by $12.5 million. Interest bearing transaction accounts (NOW) accounts decreased by $1.5 million and time deposits declined by $7.0 million. Partially offsetting this increase in deposits was a decline of $2.8 million in repurchase agreements. Shareholders’ equity increased by $1.8 million from $39.6 million at December 31, 2011 to $41.4 million at September 30, 2012.

The annualized return on average assets was 0.41% for the nine months ended September 30, 2012 up from 0.20% for the nine months ended September 30, 2011. The annualized return on average common equity was 4.1% for the nine months ended September 30, 2012 up from 0.9% for the nine months ended September 30, 2011.

RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2012

Net interest income before provision for loan losses. Net interest income, on a nontax-equivalent basis, for the nine months ended September 30, 2012 was $12.75 million, an increase of $193 thousand from the $12.56 million earned during the same period in 2011. The largest components of the increase in net interest income were a decline in the average balance and rate paid on time deposits, an increase in yield on the Company’s loan portfolio and an increase in the average balance of investment securities. These items were mostly offset by a decline in yield in investment securities and a decline in the average balance of loans. Net interest margin for the nine months ended September 30, 2012 increased 14 basis points, or 3%, to 4.20%, up from 4.06% for the same period in 2011.

Interest income decreased by $286 thousand or 2%, to $13.7 million for the nine months ended September 30, 2012 primarily as a result of a decline in the average balance on loans and a decline in yield on investment securities. Interest and fees on loans increased by $11 thousand to $13.0 million for the nine months ended September 30, 2012. This increase resulted from an increase in loan yield mostly offset by a decline in average loan balances. The Company’s average loan balances were $300.0 million for the nine months ended September 30, 2012, down $5 million, or 2%, from $305 million for the same period in 2011. The decline in loan balances includes net charge-offs which totaled $3.6 million from October 1, 2011 to September 30, 2012 as well as $1.0 million in loans transferred to OREO. The average rate earned on the Company’s loan balances increased by 10 basis points to 5.80% during the first nine months of 2012 compared to 5.70% during the first nine months of 2011. The increase in loan yield reflects a decrease in nonaccruing loan balances which averaged $14.7 million during the nine months ended September 30, 2012 and $21.6 million during the same period in 2011. Interest income on investment securities deceased by $282 thousand related to a decline in yield of 78 basis points from 2.07% to 1.29%, partially offset by an increase in average balance from $60.1 million during the nine months ended September 30, 2011 to $66.9 million during the current nine month period. The decline in yield is primarily related to the replacement of matured, called and sold investment securities with new investments with market yields below those which they replaced. Interest income on other interest-earning assets, which totaled $76 thousand in 2012 and $91 thousand in 2011, mostly relates to interest on cash balances held at the Federal Reserve.

Interest expense on deposits decreased by $536 thousand, or 44%, to $673 thousand for the nine months ended September 30, 2012, down from $1.2 million for the same period in 2011. This decrease primarily relates to decreases in the average balance and rate paid on time deposits and NOW accounts and a decline in the rate paid on money market accounts.

Interest on time deposits declined by $474 thousand. Average time deposits declined by $24.5 million from $102.0 million during the first nine months of 2011 to $77.5 million during the nine months ended September 30, 2012. The decrease in time deposits is substantially related to a promotional time deposit product we began offering in June, 2009 and continued to offer until April 30, 2010. These promotional time deposits, which totaled $4 million at September 30, 2011, had all matured prior to January 1, 2012. In addition, the Bank has held down the rate paid on time deposits in 2012 as it has excess liquidity and does not need to pay for deposits at above market rates. The average rate paid on promotional deposits during the nine months ended September 30, 2011 was 2%. The average rate paid on time deposits decreased from 1.17% during the first nine months of 2011 to 0.72% during the current nine month period. This decrease primarily relates to a decline in market rates in the Company’s service area and the maturity of the higher rate promotional deposits.

Interest expense on NOW accounts declined by $63 thousand. Rates paid on NOW accounts declined by 7 basis points from 0.21% during the first nine months of 2011 to 0.14% during the same period in 2012, mostly related to a decline in higher rate public sweep accounts. Public sweep accounts declined from $23.3 million at September 30, 2011 to $14.0 million at September 30, 2012 and are the primary reason for the decline in average balance in NOW deposits from $95.7 million during the nine months ended September 30, 2011 to $83.0 million during the current nine month period.

Interest expense on money market accounts decreased by $20 thousand related to a decrease in rate paid on these accounts of 7 basis points from 0.30% during the nine months ended September 30, 2011 to 0.23% during the current nine month period. This was primarily related to our money market sweep product which paid rates in excess of those offered on our other money market products. We no longer offer the money market sweep account having replaced it with a product that utilizes repurchase agreements during the third quarter of 2011. Interest expense on savings accounts increased by $21 thousand related to an increase in average balance from $57.9 million during the nine months ended September 30, 2011 to $67.9 million during the current period.

Interest expense on repurchase agreements totaled $12 thousand during the nine months ended September 30, 2012 and the average rate paid was 0.28%. This compares to interest of $5 thousand and an average rate of 0.44% during the nine months ended September 30, 2011. Other interest expense which totaled $47 thousand mostly relates to interest charged on past due preferred stock dividend payments. Interest expense on junior subordinated debentures, which totaled $259 thousand reflecting an increase of $31 thousand from the nine months of 2011, fluctuates with changes in the 3-month London Interbank Offered Rate (LIBOR) rate. In addition, as a result of deferring our interest payments under the debentures we are required to pay interest on the deferred interest payments. This has the effect of increasing the effective yield and interest expense on the debentures.

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

	For the Nine Months Ended September 30, 2012			For the Nine Months Ended September 30, 2011
	Average Balance	Interest	Yield/	Average Balance	Interest	Yield/
	(in thousands)	(in thousands)	Rate	(in thousands)	(in thousands)	Rate

Interest-earning assets:
Loans (1) (2) (3)	$300,009	$13,018	5.80%	$305,048	$13,007	5.70%
Investment securities (1)	66,932	647	1.29%	60,109	929	2.07%
Interest-bearing deposits	38,959	76	0.26%	48,324	91	0.25%

Total interest-earning assets	405,900	13,741	4.52%	413,481	14,027	4.54%

Cash and due from banks	13,541			13,008
Other assets	40,305			42,473

Total assets	$459,746			$468,962

Interest-bearing liabilities:
NOW deposits	$83,015	85	0.14%	$95,724	148	0.21%
Money market deposits	42,143	71	0.23%	40,577	91	0.30%
Savings deposits	67,947	98	0.19%	57,922	77	0.18%
Time deposits	77,508	419	0.72%	101,963	893	1.17%

Total deposits	270,613	673	0.33%	296,186	1,209	0.55%

Repurchase agreements	5,722	12	0.28%	1,519	5	0.44%
Other interest-bearing liabilities	1,294	47	4.85%	69	28	54.25%
Junior subordinated debentures	10,310	259	3.36%	10,310	228	2.96%

Total interest-bearing liabilities	287,939	991	0.46%	308,084	1,470	0.64%

Non-interest bearing deposits	126,257			114,957
Other liabilities	4,821			6,867
Shareholders’ equity	40,729			39,054

Total liabilities & equity	$459,746			$468,962

Cost of funding interest-earning assets (4)			0.32%			0.48%
Net interest income and margin (5)		$12,750	4.20%		$12,557	4.06%

(1)	Not computed on a tax-equivalent basis.
(2)	Average nonaccrual loan balances of $14.7 million for 2012 and $21.6 million for 2011 are included in average loan balances for computational purposes.
(3)	Net loan fees included in loan interest income for the nine-month periods ended September 30, 2012 and 2011 were $4,000 and $42,000, respectively.
(4)	Total annualized interest expense divided by the average balance of total earning assets.
(5)	Annualized net interest income divided by the average balance of total earning assets.

The following table sets forth changes in interest income and interest expense for the nine-month periods indicated and the amount of change attributable to variances in volume, rates and the combination of volume and rates based on the relative changes of volume and rates:

	2012 over 2011 change in net interest income for the nine months ended September 30
		(in thousands)
	Volume (1)	Rate (2)	Mix (3)	Total

Interest-earning assets:
Loans	$(215)	$218	$8	$11
Investment securities	106	(349)	(39)	(282)
Interest bearing deposits	(18)	3	—	(15)

Total interest income	(127)	(128)	(31)	(286)

Interest-bearing liabilities:
NOW deposits	(20)	(50)	7	(63)
Money market deposits	4	(23)	(1)	(20)
Savings deposits	13	7	1	21
Time deposits	(214)	(343)	83	(474)
Repurchase agreements	14	(2)	(5)	7
Other	20	(1)	—	19
Junior subordinated debentures	—	31	—	31

Total interest expense	(183)	(381)	85	(479)

Net interest income	$56	$253	$(116)	$193

(1)	The volume change in net interest income represents the change in average balance multiplied by the previous year’s rate.
(2)	The rate change in net interest income represents the change in rate multiplied by the previous year’s average balance.
(3)	The mix change in net interest income represents the change in average balance multiplied by the change in rate.

Provision for loan losses. During the nine months ended September 30, 2012 we recorded a provision for loan losses of $1.9 million down $800 thousand from the $2.7 million provision recorded during the nine months ended September 30, 2011. A large portion of the $2.7 million provision in the 2011 period was related to a specific reserve required on one land development loan relationship. See “Analysis of Asset Quality and Allowance for Loan Losses” for further discussion of loan quality trends, loan charge-offs and the provision for loan losses.

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

Based on information currently available, management believes that the allowance for loan losses is appropriate to absorb inherent risks in the portfolio. However, no assurance can be given that the Company may not sustain charge-offs which are in excess of the allowance in any given period.

Non-interest income. During the nine months ended September 30, 2012 non-interest income decreased by $710 thousand to $5.1 million from $5.8 million during the first nine months of 2011. The largest component of this decrease was a decrease of $742 thousand in gains on the sale of government guaranteed loans from $1.8 million during the first nine months of 2011 to $1.1 million during the current nine month period. Beginning in the first quarter of 2011, related to a change in SBA requirements, guaranteed portions of SBA loans were no longer required to be sold with a 90 day premium recourse requirement. This resulted in recording gains on sales of loans during the nine months of 2011 representing both loans sold during the nine months ended September 30, 2011 and loans sold during the fourth quarter of 2010. In addition, gain on sale of loans during the first nine months of 2011 benefited from a government program temporarily increasing the government guarantee in order to stimulate small business lending. The remaining decrease in non-interest income was related to a decline in gains on sale of investment securities from $612 thousand during the nine months ended September 30, 2011 to $403 thousand during the current period. During the 2011 period proceeds of $27.4 million were generated on the sale of twenty-five securities and during the current period proceeds of $20.8 million were received on the sale of twenty-five securities.

Service charges on deposit accounts increased by $130 thousand primarily related to an increase in use of overdraft protection services. During the fourth quarter of 2011 we introduced a new overdraft protection (ODP) program which we made available to a larger portion of our customer base than the prior program, resulting in an increase in service fee income. This new program has enabled us to increase income while strengthening our regulatory compliance over the ODP function. The increase in other non-interest income mostly relates to a $74 thousand adjustment to accrued life insurance.

The following table describes the components of non-interest income for the nine-month periods ending September 30, 2012 and 2011, dollars in thousands:

	For the Nine Months Ended September 30
	2012	2011	Dollar Change	Percentage Change
Service charges on deposit accounts	$2,712	$2,582	$130	5.0%
Gain on sale of loans	1,053	1,795	(742)	-41.3%
Gain on sale of securities	403	612	(209)	-34.2%
Earnings on life insurance policies	258	261	(3)	-1.1%
Loan servicing income	155	148	7	4.7%
Customer service fees	113	107	6	5.6%
Other	403	302	101	33.4%

Total non-interest income	$5,097	$5,807	$(710)	-12.2%

Non-interest expense. We continue to achieve savings in many categories of non-interest expense resulting in a reduction in non-interest expense of $988 thousand from $14.7 million during the nine months ended September 30, 2011 to $13.8 million during the current nine month period. Significant reductions in salary and benefits expense, FDIC insurance, OREO expense and loss on sale of OREO and OVO were partially offset by an increase in the provision for changes in valuation of OREO of $468 thousand, an increase in outside service fees of $99 thousand, an increase in professional fees of $73 thousand and an increase in insurance expense of $65 thousand.

Salaries and employee benefits decreased by $435 thousand primarily related to a decline in officer salary continuation costs, a decline in commission expense and an increase in deferred loan origination costs. Salary continuation expense was abnormally high during the first nine months of 2011 as we were required to record a one-time adjustment to reflect the early retirement of the Company’s Chief Credit Officer, this along with no longer having a need for an ongoing accrual for this individual were the primary reasons for a decline in officer salary continuation expense of $95 thousand. Commission expense, which relates to government-guaranteed lending personnel, decreased by $139 thousand consistent with the decline in government-guaranteed loan sales during the comparison periods. Related to an increase in lending activity, the deferral of loan origination costs increased by $205 thousand. Partially offsetting these reductions in salary and benefit expense was an increase in stock compensation expense of $137 thousand from a credit of $53 thousand during the first nine months of 2011 to expense of $84 thousand during the current period. The credit in stock compensation expense during the 2011 period was related to a revision in the estimated forfeiture rate compared to the current periods adjustment to estimated forfeiture rate which resulted in an increase in compensation expense. Salary expense, excluding commissions, decreased by $16 thousand.

A decline of $389 thousand in FDIC insurance expense relates to a decline in the rate charged Plumas Bank by the FDIC. This decline in rate includes a change in the assessment base and assessment rate under new rules enacted pursuant to the Dodd-Frank Wall Street Reform and Consumer Protection Act. These new rules changed the assessment base from total deposits to average total assets less tangible capital, but also significantly lowered the assessment rates, causing a net favorable impact on our FDIC insurance premiums.

OREO expense declined by $189 thousand from $292 thousand during the nine months ended September 30, 2011 to $103 thousand during the current period. OREO expense benefited from $80 thousand in rental income net of operating expenses on an apartment building acquired in July 2011. This compares to $14 thousand in net rental income during the 2011 period. Both the rental income and the operating expenses are included under the category of OREO expense. This building was sold during August, 2012. Additionally, during the 2011 period the Bank experienced significant cleanup costs on one property, which was subsequently sold and legal costs related to another property which also was sold during 2011.

Loss on sale of OREO and OVO totaled $8 thousand during the nine months ended September 30, 2012 a decrease of $600 thousand from the $608 thousand incurred in the 2011 period. In the second quarter of 2011 the Bank sold its largest OREO holding which represented approximately half of it OREO holdings at that time. The Bank incurred a $617 thousand loss on sale of this large OREO holding in 2011.

OREO represents real property taken by the Bank either through foreclosure or through a deed in lieu thereof from the borrower. When other real estate is acquired, any excess of the Bank’s recorded investment in the loan balance and accrued interest income over the estimated fair market value of the property less costs to sell is charged against the allowance for loan losses. A valuation allowance for losses on other real estate is maintained to provide for temporary declines in value. The allowance is established through a provision for subsequent losses on other real estate which is included in other expenses. Subsequent gains or losses on sales or write-downs resulting from permanent impairment are recorded in other income or expenses as incurred. The $805 thousand in OREO provision, an increase of $468 thousand from the nine months ended September 30, 2011, was related to a decline in the value of ten properties based on appraisals received during the first nine months of 2012. Of these ten properties, five have been sold and the remaining five represent 56% of the Bank’s OREO balance as of September 30, 2012.

Significant components of the increase in outside service fees were a $20 thousand one-time recruitment fee incurred on the employment of a new SBA loan production officer based in southern California and $61 thousand in costs related to the outsourcing of our statement processing operations in June, 2012. The Company anticipates meaningful savings, primarily in the form of reduced postage and salary costs related to the statement outsourcing. The increase in professional fees mostly relates to an increase in consulting costs in the Company’s data processing and network administration functions. Insurance expense was abnormally low during 2011 as it included the reversal of the accrual for split dollar life insurance for the Bank’s former Chief Credit Officer who forfeited his right to this insurance when he left the Bank prior to obtaining the age of sixty-five.

The following table describes the components of non-interest expense for the nine-month periods ending September 30, 2012 and 2011, dollars in thousands:

	For the Nine Months Ended September 30
			Dollar	Percentage
	2012	2011	Change	Change
Salaries and employee benefits	$6,623	$7,058	$(435)	-6.2%
Occupancy and equipment	2,298	2,337	(39)	-1.7%
Outside service fees	1,066	967	99	10.2%
Provision for changes in valuation of OREO	805	337	468	138.9%
Professional fees	675	602	73	12.1%
FDIC insurance	462	851	(389)	-45.7%
Telephone and data communication	238	250	(12)	-4.8%
Business development	196	193	3	1.6%
Advertising and shareholder relations	182	166	16	9.6%
Loan and collection expenses	174	223	(49)	-22.0%
Director compensation and retirement	169	172	(3)	-1.7%
Armored car and courier	167	168	(1)	-0.6%
Deposit premium amortization	130	130	—	—%
OREO expense	103	292	(189)	-64.7%
Stationery and supplies	99	104	(5)	-4.8%
Postage	91	148	(57)	-38.5%
Insurance expense	89	24	65	270.8%
Loss on sale of OREO and OVO	8	608	(600)	-98.7%
Other	178	111	67	60.4%

Total non-interest expense	$13,753	$14,741	$(988)	-6.7%

Provision for income taxes. The Company recorded an income tax provision of $791 thousand, or 36.1% of pre-tax income for the nine months ended September 30, 2012. This compares to an income tax provision of $227 thousand, or 24.6% of pre-tax income for the nine months ended September 30, 2011. The percentages for 2012 and 2011 differ from the statutory rate as tax exempt income such as earnings on Bank owned life insurance and municipal loan and investment income decrease the tax provision.

Deferred tax assets and liabilities are recognized for the tax consequences of temporary differences between the reported amount of assets and liabilities and their tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The determination of the amount of deferred income tax assets which are more likely than not to be realized is primarily dependent on projections of future earnings, which are subject to uncertainty and estimates that may change given economic conditions and other factors. The realization of deferred income tax assets is assessed and a valuation allowance is recorded if it is “more likely than not” that all or a portion of the deferred tax asset will not be realized. “More likely than not” is defined as greater than a 50% chance. All available evidence, both positive and negative is considered to determine whether, based on the weight of that evidence, a valuation allowance is needed. Based upon the analysis of available evidence, management has determined that it is “more likely than not” that all deferred income tax assets as of September 30, 2012 and December 31, 2011 will be fully realized and therefore no valuation allowance was recorded. On the consolidated balance sheet, net deferred tax assets are included in accrued interest receivable and other assets.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2012

Net Income. The Company recorded net income of $546 thousand for the three months ended September 30, 2012, up $175 thousand from net income of $371 thousand for the three months ended September 30, 2011. This increase in earnings was related to a decrease of $399 thousand in non-interest expense, and increases of $170 thousand in net-interest income and $264 thousand in non-interest income. These items were partially offset by an increase in the provision for loan losses of $600 thousand and an increase in the provision for income taxes of $58 thousand.

Net income allocable to common shareholders increased from $200 thousand or $0.04 per share during the three month period ending September 30, 2011 to $375 thousand or $0.08 per share during the current three month period. Income allocable to common shareholders is calculated by subtracting dividends and discount amortized on preferred stock from net income.

Net interest income before provision for loan losses. Net interest income, on a nontax-equivalent basis, was $4.4 million for the three months ended September 30, 2012, an increase of $170 thousand, or 4%, from $4.2 million for the same period in 2011. The increase in net interest income was primarily related to a decline in the rate paid and average balance of time deposits and an increase in the average balance and yield on loans. Interest income increased by $91 thousand mostly related to an increase in interest and fees on loans of $81 thousand. Interest expense declined by $79 thousand from $396 thousand during the three months ended September 30, 2011 to $317 thousand during the current three month period. Net interest margin for the three months ended September 30, 2012 increased 13 basis points to 4.20%, up from 4.07% for the same period in 2011.

Interest income increased from $4.6 million during the three months ended September 30, 2011 to $4.7 million during the current three month period primarily as a result of an increase in the average balance and yield on loans. While the yield on the Company’s investment portfolio declined, this was more than offset by an increase in average balance resulting in a $28 thousand increase in interest on investments. Mostly related to a decline in average balance, interest earned on other interest earning assets declined by $18 thousand.

Interest and fees on loans increased $81 thousand to $4.4 million for the three months ended September 30, 2012 as compared to $4.3 million during the third quarter of 2011. The Company’s average loan balances were $306 million during the three months ended September 30, 2012, up $4.7 million, or 2%, from $301 million for the same period in 2011. Loan yield increased from 5.69% during the third quarter of 2011 to 5.72% during the current quarter. This increase in yield was related to a decline in the average balance of nonaccruing loans from $17.8 million during the three months ended September 30, 2011 to $12.9 million during the current quarter. Interest income on investment securities increased by $28 thousand related to an increase in the average balance of investment securities from $46.3 million during the third quarter of 2011 to $78.2 million during the current quarter. The effect of this increase in average balance on interest income was mostly offset by a decline in yield of 63 basis points from 1.91% during the 2011 quarter to 1.28% during the current quarter. The decline in yield is primarily related to the replacement of matured, called and sold investment securities with new investments with market yields below those which they replaced. Interest income on other interest-earning assets, which totaled $21 thousand in 2012 and $39 thousand in 2011, mostly relates to interest on balances held at the FRB.

Interest expense on deposits decreased by $99 thousand, or 32%, to $208 thousand for the three months ended September 30, 2012, down from $307 thousand for the same period in 2011. This decrease primarily relates to decreases in the average balance and rate paid on time deposits and to a much lesser extent a decline in the rate paid on NOW and money market accounts.

Interest on time deposits declined by $80 thousand related both to a decrease in average balance and a decline in rate paid. Average time deposits declined by $13.3 million from $89.0 million during the third quarter of 2011 to $75.7 million during the three months ended September 30, 2012. The decrease in time deposits is largely related to a promotional time deposit product we began offering in June, 2009 and continued to offer until April 30, 2010. These promotional time deposits, which totaled $4 million at September 30, 2011, had all matured prior to January 1, 2012. In addition, the Bank has maintained low rates offered on time deposits in 2012 as it has excess liquidity and does not need to pay for deposits at above market rates. The average rate paid on promotional deposits during the nine months ended September 30, 2011 was 2%. The average rate paid on time deposits decreased from 0.92% during the third quarter of 2011 to 0.66% during the current three month period. This decrease primarily relates to a decline in market rates in the Company’s service area and the maturity of the higher rate promotional deposits.

Interest expense on NOW accounts declined by $20 thousand. Rates paid on NOW accounts declined by 6 basis points from 0.19% during the third quarter of 2011 to 0.13% during the current quarter, mostly related to a decline in higher rate public sweep accounts. The average balance in public sweep accounts declined from $22.1 million during the third quarter of 2011 to $14.7 million during the three months ended September 30, 2012 and is the primary reason for the decline in average balance in NOW deposits from $91.8 million during the three months ended September 30, 2011 to $78.9 million during the current quarter. Interest expense on money market accounts decreased by $5 thousand related to a decrease in rate paid on these accounts of 6 basis points from 0.27% during the three months ended September 30, 2011 to 0.21% during the current three month period. This was primarily related to our money market sweep product which paid rates in excess of those offered on our other money market products. We no longer offer the money market sweep account having replaced it with a product that utilizes repurchase agreements during the third quarter of 2011. Interest expense on savings accounts increased by $6 thousand related to an increase in average balance from $60.9 million during the three months ended September 30, 2011 to $70.0 million during the current period.

Interest expense on repurchase agreements totaled $3 thousand during the three months ended September 30, 2012 and the average rate paid was 0.23%. This compares to interest of $4 thousand and an average rate of 0.49% during the three months ended September 30, 2011. Other interest expense which totaled $18 thousand mostly relates to interest charged on past due preferred stock dividend payments. Interest expense on junior subordinated debentures, which totaled $88 thousand reflecting an increase of $12 thousand from the third quarter of 2011, fluctuates with changes in the 3-month London Interbank Offered Rate (LIBOR) rate. In addition, as a result of deferring our interest payments under the debentures we are required to pay interest on the deferred interest payments. This has the effect of increasing the effective yield on the debentures.

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

	For the Three Months Ended September 30, 2012			For the Three Months Ended September 30, 2011
	Average Balance	Interest	Yield/	Average Balance	Interest	Yield/
	(in thousands)	(in thousands)	Rate	(in thousands)	(in thousands)	Rate

Interest-earning assets:
Loans (1) (2) (3)	$306,083	$4,403	5.72%	$301,388	$4,322	5.69%
Investment securities (1)	78,188	251	1.28%	46,272	223	1.91%
Other	28,264	21	0.30%	60,518	39	0.26%

Total interest-earning assets	412,535	4,675	4.51%	408,178	4,584	4.46%

Cash and due from banks	14,518			13,258
Other assets	39,296			42,069

Total assets	$466,349			$463,305

Interest-bearing liabilities:
NOW deposits	$78,856	25	0.13%	$91,823	45	0.19%
Money market deposits	43,356	23	0.21%	40,512	28	0.27%
Savings deposits	70,046	34	0.19%	60,862	28	0.18%
Time deposits	75,668	126	0.66%	88,981	206	0.92%

Total deposits	267,926	208	0.31%	282,178	307	0.43%

Repurchase agreements	5,105	3	0.23%	3,271	4	0.49%
Other interest-bearing liabilities	1,519	18	4.71%	58	9	61.56%
Junior subordinated debentures	10,310	88	3.40%	10,310	76	2.92%

Total interest-bearing liabilities	284,860	317	0.44%	295,817	396	0.53%

Non-interest bearing deposits	135,201			122,237
Other liabilities	4,883			5,964
Shareholders’ equity	41,405			39,487

Total liabilities & equity	$466,349			$463,505

Cost of funding interest-earning assets (4)			0.31%			0.39%
Net interest income and margin (5)		$4,358	4.20%		$4,188	4.07%

(1)	Not computed on a tax-equivalent basis.
(2)	Average nonaccrual loan balances of $12.9 million for 2012 and $17.8 million for 2011 are included in average loan balances for computational purposes.
(3)	Net loan fees included in loan interest income for the three-month periods ended September 30, 2012 and 2011 were $2,000 and $1,000, respectively.
(4)	Total annualized interest expense divided by the average balance of total earning assets.
(5)	Annualized net interest income divided by the average balance of total earning assets.

The following table sets forth changes in interest income and interest expense for the three-month periods indicated and the amount of change attributable to variances in volume, rates and the combination of volume and rates based on the relative changes of volume and rates:

	2012 over 2011 change in net interest income for the three months ended September 30
	(in thousands)
	Volume (1)	Rate (2)	Mix (3)	Total

Interest-earning assets:
Loans	$67	$25	$(11)	$81
Investment securities	152	(73)	(51)	28
Interest bearing deposits	(21)	6	(3)	(18)

Total interest income	198	(42)	(65)	91

Interest-bearing liabilities:
NOW deposits	(6)	(16)	2	(20)
Money market deposits	2	(6)	(1)	(5)
Savings deposits	4	2	—	6
Time deposits	(30)	(57)	7	(80)
Repurchase agreements	2	(2)	(1)	(1)
Other	5	2	2	9
Junior subordinated debentures	—	13	(1)	12

Total interest expense	(23)	(64)	8	(79)

Net interest income	$221	$22	$(73)	$170

(1)	The volume change in net interest income represents the change in average balance divided by the previous year’s rate.
(2)	The rate change in net interest income represents the change in rate divided by the previous year’s average balance.
(3)	The mix change in net interest income represents the change in average balance multiplied by the change in rate.

Provision for loan losses. The Company recorded a $1 million provision for loan losses for the three months ended September 30, 2012 compared to the $400 thousand provision for loan losses for the three months ended September 30, 2011. The increase in provision during the current quarter mostly relates to a decline in collateral value for two of our larger impaired loans both of which are collateral dependent.

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

Based on information currently available, management believes that the allowance for loan losses is appropriate to absorb inherent risks in the portfolio. However, no assurance can be given that the Company may not sustain charge-offs which are in excess of the allowance in any given period. See “Analysis of Asset Quality and Allowance for Loan Losses” for further discussion of loan quality trends and the provision for loan losses.

Non-interest income. During the three months ended September 30, 2012, total non-interest income increased by $264 thousand from the same period in 2011. This increase was mostly related to an increase in gain on sale of investment securities of $191 thousand. During the third quarter of 2012 we received $8.5 million on the sale of seven securities and recorded a gain on sale of $191 thousand. No investment securities were sold during the third quarter of 2011. In addition, the Company benefited from a $74 thousand adjustment to accrued life insurance. Other increases in non-interest income include $45 thousand in service charge income and $21 thousand in loan servicing income. The increase in service charge income was related to an increase in use of overdraft protection services. Loan servicing income is mostly related to our SBA portfolio and the increase is consistent with the increase in the guaranteed portion of sold loans we are servicing.

Proceeds from the sale of government guaranteed loans during the current quarter totaled $7.7 million and we realized a net gain on sale of $580 thousand. This compares to proceeds of $9.6 million and a $656 thousand net gain on sale of loans during the third quarter of 2011. The decline in gains on sale of loans was primarily related to a decrease in the guarantee percentage during the 2012 quarter. Sales and gains on sale were strong during 2011 as many loans sold represented 90% of the loan originated (the guaranteed portion) under a government program to stimulate small business lending. During 2012, most SBA loans sold represented a 75% SBA guarantee.

The following table describes the components of non-interest income for the three-month periods ending September 30, 2012 and 2011, dollars in thousands:

	For the Three Months Ended September 30
	2012	2011	Dollar Change	Percentage Change
Service charges on deposit accounts	$926	$881	$45	5.1%
Gain on sale of loans	580	656	(76)	-11.6%
Gain on sale of securities	191	—	191	100.0%
Earnings on life insurance policies	87	84	3	3.6%
Loan servicing income	64	43	21	48.8%
Customer service fees	44	38	6	15.8%
Other	191	117	74	63.2%

Total non-interest income	$2,083	$1,819	$264	14.5%

Non-interest expenses. Non-interest expense totaled $4.6 million during the three months ended September 30, 2012 a decline of $399 thousand from $5.0 million during the same period in 2011. Significant savings were realized in several categories of non-interest expense including reductions of $125 thousand in salary and benefit expense, $161 thousand in the provision for changes in valuation of OREO, $88 thousand in FDIC insurance and assessments, $61 thousand in postage expense and $48 thousand in OREO expense.

The decrease in salary and employee benefits expense was primarily related to a decline in group insurance expense and an increase in deferred loan origination costs. Related to an increase in lending activity, the deferral of loan origination costs increased by $38 thousand. Group insurance decreased by $62 thousand as the number of participants in our insurance plans has declined. In addition, we determined that our accrued dental insurance liability was overstated and we recorded a $29 thousand reduction in this accrual. Salary expense, excluding commissions, decreased by $18 thousand.

The provision for changes in valuation of OREO during the 2011 quarter included a $452 thousand adjustment related to one property. The largest adjustment to any one property during the current quarter was a $288 thousand reduction.

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

Postage expense during the current quarter benefited from the outsourcing of our statement processing operations and a $12 thousand refund in postage that had been expensed during the previous quarter.

The following table describes the components of non-interest expense for the three-month periods ending September 30, 2012 and 2011, dollars in thousands:

	For the Three Months Ended September 30,
	2012	2011	Dollar Change	Percentage Change
Salaries and employee benefits	$2,179	$2,304	$(125)	-5.4%
Occupancy and equipment	754	768	(14)	-1.8%
Outside Service fees	358	324	34	10.5%
Provision from changes in valuation of OREO	312	473	(161)	-34.0%
Professional fees	279	250	29	11.6%
FDIC insurance and assessments	148	236	(88)	-37.3%
Telephone and data communication	77	80	(3)	-3.8%
Business development	69	62	7	11.3%
Loan and collection expenses	64	104	(40)	-38.5%
Director compensation and retirement	57	57	—	—%
Advertising and shareholder relations	56	62	(6)	-9.7%
Armored car and courier	56	60	(4)	-6.7%
OREO expense	56	104	(48)	-46.2%
Deposit premium amortization	43	43	—	—%
Insurance expense	31	26	5	19.2%
Stationery and supplies	26	34	(8)	-23.5%
Loss on sale of OREO and OVO	2	(65)	67	103.1%
Postage	—	61	(61)	-100.0%
Other	55	38	17	44.7%

Total non-interest expense	$4,622	$5,021	$(399)	-7.9%

Provision for income taxes. The Company recorded income tax expense of $273 thousand, or 33.3% of pre-tax income for the three months ended September 30, 2012. This compares to income tax expense of $215 thousand, or 36.7% of pre-tax income for the three months ended September 30, 2011. The percentages for 2012 and 2011 differ from the statutory rate as tax exempt income such as earnings on Bank owned life insurance and municipal loan and investment income decrease taxable income.

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

The Company’s largest lending categories are commercial real estate loans, agricultural loans, equity lines of credit and residential real estate loans. These categories accounted for approximately 41.0%, 12.6%, 12.6% and 12.1%, respectively of the Company’s total loan portfolio at September 30, 2012, and approximately 40.6%, 13.2%, 12.8% and 13.3%, respectively of the Company’s total loan portfolio at December 31, 2011. Construction and land development loans decreased slightly representing 5.5% and 5.8% of the loan portfolio as of September 30, 2012 and December 31, 2011, respectively. The construction and land development portfolio component has been identified by Management as a higher-risk loan category. The quality of the construction and land development category is highly dependent on property values both in terms of the likelihood of repayment by the current owner as well as the level of collateral the Company has securing the loan in the event of default. Loans in this category are characterized by the speculative nature of commercial and residential development properties and can include property in various stages of development from raw land to finished lots or structures. Construction and land development loans have declined from $73.8 million at December 31, 2008 to $16.5 million at September 30, 2012. This decline reflects management’s efforts, which began in 2009, to reduce its exposure to construction and land development loans due to the severe valuation decrease in the real estate market.

The Company’s real estate related loans, including real estate mortgage loans, real estate construction loans, consumer equity lines of credit, and agricultural loans secured by real estate comprised 78% and 80% of the total loan portfolio at September 30, 2012 and December 31, 2011, respectively. Moreover, the business activities of the Company currently are focused in the California counties of Plumas, Nevada, Placer, Lassen, Modoc, Shasta, Sierra and in Washoe County in Northern Nevada. Consequently, the results of operations and financial condition of the Company are dependent upon the general trends in these economies and, in particular, the residential and commercial real estate markets. In addition, the concentration of the Company’s operations in these areas of Northeastern California and Northwestern Nevada exposes it to greater risk than other banking companies with a wider geographic base in the event of catastrophes, such as earthquakes, fires and floods in these regions.

The rates of interest charged on variable rate loans are set at specific increments in relation to the Company’s lending rate or other indexes such as the published prime interest rate or U.S. Treasury rates and vary with changes in these indexes. At September 30, 2012 and December 31, 2011, approximately 72% and 73%, respectively of the Company’s loan portfolio was comprised of variable rate loans. While real estate mortgage, commercial and consumer lending remain the foundation of the Company’s historical loan mix, some changes in the mix have occurred due to the changing economic environment and the resulting change in demand for certain loan types. In addition, the Company remains committed to the agricultural industry in Northeastern California and will continue to pursue high quality agricultural loans. Agricultural loans include both commercial and commercial real estate loans. The Company’s agricultural loan balances totaled $38 million at September 30, 2012 and $39 million at December 31, 2011.

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

Formula allocations are calculated by applying loss factors to outstanding loans with similar characteristics. Loss factors are based on the Company’s historical loss experience as adjusted for changes in the business cycle and may be adjusted for significant factors that, in management’s judgment, affect the collectability of the portfolio as of the evaluation date. Effective for the third quarter of 2012, the Company modified its method of estimating the allowance for loan losses for non-impaired loans. This modification incorporated historical losses from the beginning of the latest business cycle. Previously we utilized historical loss experience based on a rolling eight quarters ending with the most recently completed calendar quarter. This modification had the effect of increasing the required allowance related to the expanded historical loss period. The Company believes that, given the recent trend in historical losses, it was prudent to increase the period examined and that a full business cycle was the appropriate period.

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

The following table provides certain information for the nine-month periods indicated with respect to the Company’s allowance for loan losses as well as charge-off and recovery activity, in thousands:

	For the Nine Months Ended September 30, (in thousands)
	2012	2011
Balance at January 1,	$6,908	$7,324

Charge-offs:
Commercial and agricultural	(1,141)	(479)
Real estate mortgage	(678)	(690)
Real estate construction	(1,524)	(2,484)
Consumer	(152)	(205)

Total charge-offs	(3,495)	(3,858)

Recoveries:
Commercial and agricultural	53	189
Real estate mortgage	13	16
Real estate construction	54	5
Consumer	94	84

Total recoveries	214	294

Net charge-offs	(3,281)	(3,564)

Provision for loan losses	1,900	2,700

Balance at September 30,	$5,527	$6,460

Annualized net charge-offs during the nine-month period to average loans	1.46%	1.56%
Allowance for loan losses to total loans	1.85%	2.19%

The following table provides a breakdown of the allowance for loan losses as of September 30 for each period presented:

	Balance at End of Period	Percent of Loans in Each Category	Balance at End of Period	Percent of Loans in Each Category
	2012	2012	2011	2011
Commercial and agricultural	$971	22.0%	$1,211	23.4%
Real estate mortgage (includes equity lines)	3,086	65.7%	2,932	65.6%
Real estate construction	1,086	5.5%	2,026	7.7%
Installment and other	384	6.8%	291	3.3%

Total	$5,527	100%	$6,460	100%

The allowance for loan losses totaled $5.5 million at September 30, 2012 and $6.9 million at December 31, 2011. Specific reserves related to impaired loans decreased from $2.1 million at December 31, 2011 to $1.1 million at September 30, 2012. At least quarterly the Company evaluates each specific reserve and if it determines that the loss represented by the specific reserve is uncollectable it reverses the specific reserve and takes a partial charge-off in its place. General reserves totaled $4.4 million, a decrease of $403 thousand from December 31, 2011. The allowance for loan losses as a percentage of total loans decreased from 2.35% at December 31, 2011 to 1.85% at September 30, 2012. The percentage of general reserves to unimpaired loans decreased from 1.80% at December 31, 2011 to 1.58% at September 30, 2012.

The decrease in general reserves reflects a decline in historical loss rates with net charge-offs declining from $7.7 million in 2010 to $3.9 million in 2011 and $3.3 million for the nine months ended September 30, 2012. Currently the Company utilizes historical losses from 2008 to the present which represents the latest business cycle in the calculation of its required allowance for loan losses. The loss period covered 19 consecutive quarters at September 30, 2012.

Previously we utilized historical loss experience based on a rolling eight quarters ending with the most recently completed calendar quarter. This had the effect of increasing the emphasis on current loss history and therefore a higher reserve as a percentage of unimpaired loans was required during the 2010 and 2011 period; however, given the declining loss trend in 2011 and 2012 this methodology would have produced a significantly lower percentage of losses to unimpaired loans at September 30, 2012 and we felt it was now appropriate to consider a longer historical loss period.

The Company places loans 90 days or more past due on nonaccrual status unless the loan is well secured and in the process of collection. A loan is considered to be in the process of collection if, based on a probable specific event, it is expected that the loan will be repaid or brought current. Generally, this collection period would not exceed 90 days. When a loan is placed on nonaccrual status the Company’s general policy is to reverse and charge against current income previously accrued but unpaid interest. Interest income on such loans is subsequently recognized only to the extent that cash is received and future collection of principal is deemed by management to be probable. Where the collectability of the principal or interest on a loan is considered to be doubtful by management, it is placed on nonaccrual status prior to becoming 90 days delinquent.

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

Nonperforming loans at September 30, 2012 were $15.0 million, a decrease of $1.8 million from the $16.8 million balance at December 31, 2011. Specific reserves on nonaccrual loans totaled $1.0 million at September 30, 2012 and $1.3 million at December 31, 2011. Performing loans past due thirty to eighty-nine days were $3.7 million and $5.1 million at September 30, 2012 and December 31, 2011, respectively.

A substandard loan is not adequately protected by the current sound worth and paying capacity of the borrower or the value of the collateral pledged, if any. Total substandard loans decreased by $10.9 million from $29.2 million at December 31, 2011 to $18.3 million at September 30, 2012. Loans classified as watch decreased from $10.7 million at December 31, 2011 to $9.0 million at September 30, 2012. At September 30, 2012 and December 31, 2011, $7.4 million and $13.9 million, respectively of performing loans were classified as substandard. Further deterioration in the credit quality of individual performing substandard loans or other adverse circumstances could result in the need to place these loans on nonperforming status.

At September 30, 2012 and December 31, 2011, the Company’s recorded investment in impaired loans totaled $18.8 million and $24.4 million, respectively. The specific allowance for loan losses related to impaired loans totaled $1.1 million and $2.1 million at September 30, 2012 and December 31, 2011, respectively. Additionally, $3.1 million has been charged off against the impaired loans at September 30, 2012 and $940 thousand at December 31, 2011.

It is the policy of management to make additions to the allowance for loan losses so that it remains adequate to absorb the probable inherent risk of loss in the portfolio. Management believes that the allowance at September 30, 2012 is adequate. However, the determination of the amount of the allowance is judgmental and subject to economic conditions which cannot be predicted with certainty. Accordingly, the Company cannot predict whether charge-offs of loans in excess of the allowance may occur in future periods.

OREO represents real property taken by the Bank either through foreclosure or through a deed in lieu thereof from the borrower. Repossessed assets include vehicles and other commercial assets acquired under agreements with delinquent borrowers. Repossessed assets and OREO are carried at fair market value, less selling costs. OREO holdings represented forty-one properties totaling $5.1 million at September 30, 2012 and forty-three properties totaling $8.6 million at December 31, 2011. Nonperforming assets as a percentage of total assets were 4.28% at September 30, 2012 and 5.60% at December 31, 2011.

The following table provides a summary of the change in the OREO balance for the nine months ended September 30, 2012 and 2011:

	Nine Months Ended September 30,
	2012	2011
	(in thousands)
Beginning Balance	$8,623	$8,867
Additions	588	5,239
Dispositions	(3,342)	(4,812)
Provision from change in OREO valuation	(805)	(337)

Ending Balance	$5,064	$8,957

The provision for OREO losses relates to a decrease in value of several REO properties based on recent appraisals. During the nine months ended September 30, 2012, we sold seven properties and a portion of two other properties and added two lots, two single family residences and one commercial building to our OREO portfolio.

Investment Portfolio and Federal Funds Sold. Total investment securities increased by $20.1 million from $57.9 million at December 31, 2011 to $78.0 million as of September 30, 2012. The investment portfolio at September 30, 2012 and December 31, 2011 was invested entirely in U.S. Government-sponsored agencies. There were no Federal funds sold at September 30, 2012 or December 31, 2011; however, the Bank maintained interest earning balances at the Federal Reserve Bank (FRB) totaling $39.5 million at September 30, 2012 and $47.8 million at December 31, 2011, respectively. These balances currently earn 25 basis points. The increase in investment securities is consistent with our asset/liability management policy as we chose to reduce excess balances held at the FRB in order to increase our return on these balances.

The Company classifies its investment securities as available-for-sale or held-to-maturity. Currently all securities are classified as available-for-sale. Securities classified as available-for-sale may be sold to implement the Company’s asset/liability management strategies and in response to changes in interest rates, prepayment rates and similar factors.

Deposits. Deposits increased by $15.1 million from $391 million at December 31, 2011 to $406 million at September 30, 2012. Non-interest bearing demand deposits increased by $11.1 million and savings and money market accounts increased by $12.5 million. Interest bearing transaction accounts (NOW) accounts decreased by $1.5 million and time deposits declined by $7.0 million. We attribute much of the increase in demand deposits to seasonal factors.

The Company continues to manage the mix of its deposits consistent with its identity as a community bank serving the financial needs of its customers. The deposit mix changed slightly from December 31, 2011. Non-interest bearing demand deposits were 34% of total deposits at September 30, 30, 2012 and 32% of total deposits at December 31, 2011. NOW accounts were 20% of total deposits at September 30, 2012 and 21% of deposits at December 31, 2011. Money market and savings deposits totaled 28% of total deposits at September 30, 2012 and 26% of total deposits at December 31, 2011. Time deposits were 18% of total deposits at September 30, 2012 and 21% of total deposits at December 31, 2011.

Deposits represent the Bank’s primary source of funds. Deposits are primarily core deposits in that they are demand, savings and time deposits generated from local businesses and individuals. These sources are considered to be relatively stable, long-term relationships thereby enhancing steady growth of the deposit base without major fluctuations in overall deposit balances. The Company experiences, to a small degree, some seasonality with the slower growth period between November through April, and the higher growth period from May through October. In order to assist in meeting any funding demands, the Company maintains a secured borrowing arrangement with the Federal Home Loan Bank of San Francisco. There were no brokered deposits at September 30, 2012 or December 31, 2011.

Short-term Borrowing Arrangements. The Company is a member of the FHLB and can borrow up to $94,300,907 from the FHLB secured by commercial and residential mortgage loans with carrying values totaling $189,905,330 at September 30, 2012. The Company is required to hold FHLB stock as a condition of membership. At September 30, 2012, the Company held $1,950,000 of FHLB stock which is recorded as a component of other assets. At this level of stock holdings, the Company can borrow up to $41,481,000. There were no borrowings outstanding as of September 30, 2012. To borrow the $94,300,907 in available credit, the Company would need to purchase $2,483,000 in additional FHLB stock. The Company also has an unsecured $6 million Federal Funds borrowing line with one of its correspondent banks.

Repurchase Agreements. During 2011 Plumas Bank introduced a new product for their larger business customers which uses repurchase agreements as an alternative to interest-bearing deposits. The balance in this product at September 30, 2012 and December 31, 2011 was $5.5 million and $8.3 million, respectively. Interest paid on this product is similar to that which is paid on the Bank’s premium money market account; however, these are not deposits and are not FDIC insured.

Capital Resources

Shareholders’ equity as of September 30, 2012 totaled $41.4 million up from $39.6 million as of December 31, 2011.

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

At the request of the FRB, Plumas Bancorp deferred its regularly scheduled quarterly interest payments on its outstanding junior subordinated debentures relating to its two trust preferred securities and suspended quarterly cash dividend payments on its Series A Preferred Stock. As a result, Plumas Bancorp is currently in arrears with the dividend payments on the Series A Preferred Stock and interest payments on the junior subordinated debentures as permitted by the related agreements. As of September 30, 2012 the amount of the arrearage on the dividend payments of the Series A Preferred Stock is $1.5 million representing ten quarterly payments and the amount of the arrearage on the payments on the subordinated debt associated with the trust preferred securities is $821 thousand also representing ten quarterly payments. The arrearage dividend payments on the Series A Preferred Stock have not been accrued.

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

As noted previously, the Company’s junior subordinated debentures represent borrowings from its unconsolidated subsidiaries that have issued an aggregate $10 million in trust-preferred securities. These trust-preferred securities currently qualify for inclusion as Tier 1 capital for regulatory purposes as they do not exceed 25% of total Tier 1 capital, but are classified as long-term debt in accordance with GAAP. On March 1, 2005, the Federal Reserve Board adopted a final rule that allows the continued inclusion of trust-preferred securities (and/or related subordinated debentures) in the Tier 1 capital of bank holding companies.

New Proposed Capital Rules. The federal bank regulatory agencies recently issued joint proposed rules that would increase minimum capital ratios, add a new minimum common equity ratio, add a new capital conservation buffer, and would change the risk-weightings of certain assets. The proposed changes, if implemented, would be phased in from 2013 through 2019. Management has completed a preliminary assessment of the impact of the proposed rules and believes Plumas Bank’s ratios would be in compliance with the requirements of the proposed rules if they were presently in effect. Community bank associations are currently discussing their concerns with the regulatory agencies regarding the additional regulatory burdens the proposals would place on community banks and their holding companies.

The following table presents the Company’s and the Bank’s capital ratios as of September 30, 2012 and December 31, 2011, in thousands:

	September 30, 2012		December 31, 2011
	Amount	Ratio	Amount	Ratio
Tier 1 Leverage Ratio

Plumas Bancorp and Subsidiary	$48,234	10.4%	$45,024	9.8%
Minimum regulatory requirement	18,522	4.0%	18,313	4.0%
Plumas Bank	48,737	10.5%	45,073	9.8%
Minimum requirement for “Well-Capitalized” institution under the prompt corrective action plan	23,143	5.0%	22,882	5.0%
Minimum regulatory requirement	18,514	4.0%	18,305	4.0%

Tier 1 Risk-Based Capital Ratio

Plumas Bancorp and Subsidiary	48,234	14.2%	45,024	13.7%
Minimum regulatory requirement	13,607	4.0%	13,149	4.0%
Plumas Bank	48,737	14.4%	45,073	13.7%
Minimum requirement for “Well-Capitalized” institution under the prompt corrective action plan	20,321	6.0%	19,710	6.0%
Minimum regulatory requirement	13,547	4.0%	13,140	4.0%

Total Risk-Based Capital Ratio

Plumas Bancorp and Subsidiary	52,487	15.5%	46,169	15.0%
Minimum regulatory requirement	27,214	8.0%	26,298	8.0%
Plumas Bank	52,987	15.6%	49,215	15.0%
Minimum requirement for “Well-Capitalized” institution under the prompt corrective action plan	33,868	10.0%	32,850	10.0%
Minimum regulatory requirement	27,095	8.0%	26,280	8.0%

Management believes that the Company and the Bank currently meet all their capital adequacy requirements including a minimum 9% Tier 1 Leverage Ratio required under the Bank’s informal agreement with the FDIC and DFI.

The current and projected capital positions of the Company and the Bank and the impact of capital plans and long-term strategies are reviewed regularly by management. The Company’s policy is to maintain the Bank’s ratios above the prescribed well-capitalized leverage, Tier 1 risk-based and total risk-based capital ratios of 5%, 6% and 10%, respectively, at all times.

Off-Balance Sheet Arrangements

Loan Commitments. In the normal course of business, there are various commitments outstanding to extend credits that are not reflected in the financial statements. Commitments to extend credit and letters of credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Annual review of commercial credit lines, letters of credit and ongoing monitoring of outstanding balances reduces the risk of loss associated with these commitments. As of September 30, 2012, the Company had $77.5 million in unfunded loan commitments and $110 thousand in letters of credit. This compares to $79.2 million in unfunded loan commitments and $50 thousand in letters of credit at December 31, 2011. Of the $77.5 million in unfunded loan commitments, $35.5 million and $42.0 million represented commitments to commercial and consumer customers, respectively. Of the total unfunded commitments at September 30, 2012, $33.8 million were secured by real estate, of which $8.4 million was secured by commercial real estate and $25.4 million was secured by residential real estate in the form of equity lines of credit. The commercial loan commitments not secured by real estate primarily represent business lines of credit, while the consumer loan commitments not secured by real estate primarily represent revolving credit card lines and overdraft protection lines. Since some of the commitments are expected to expire without being drawn upon the total commitment amounts do not necessarily represent future cash requirements.

Operating Leases. The Company leases one depository branch, two lending offices and one loan administration office and two non-branch automated teller machine locations. Total rental expenses under all operating leases totaled $140,000 during the nine months ended September 30, 2012 and $138,000 during the nine months ended September 30, 2011. The expiration dates of the leases vary, with the first such lease expiring during 2012 and the last such lease expiring during 2015.

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

The Company is a member of the FHLB and can borrow up to $94,300,907 from the FHLB secured by commercial and residential mortgage loans with carrying values totaling $189,905,330 at September 30, 2012. See “Short-term Borrowing Arrangements” for additional information on our FHLB borrowing capacity. The Company also has an unsecured $6 million Federal Funds borrowing line with one of its correspondent banks.

Customer deposits are the Company’s primary source of funds. Total deposits were $406.3 million as of September 30, 2012, an increase of $15.1 million, or 4%, from the December 31, 2011 balance of $391.1 million. Deposits are held in various forms with varying maturities. The Company’s securities portfolio, Federal funds sold, Federal Home Loan Bank advances, and cash and due from banks serve as the primary sources of liquidity, providing adequate funding for loans during periods of high loan demand. During periods of decreased lending, funds obtained from the maturing or sale of investments, loan payments, and new deposits are invested in short-term earning assets, such as cash held at the FRB, Federal funds sold and investment securities, to serve as a source of funding for future loan growth. Management believes that the Company’s available sources of funds, including borrowings, will provide adequate liquidity for its operations in the foreseeable future.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a smaller reporting company we are not required to provide the information required by this item.

ITEM 4. CONTROLS AND PROCEDURES

The Company’s Chief Executive Officer and Chief Financial Officer, based on their evaluation of the Company’s disclosure controls and procedures as of the end of the Company’s fiscal quarter ended September 30, 2012 (as defined in Exchange Act Rule 13a—15(e), have concluded that the Company’s disclosure controls and procedures are adequate and effective for purposes of Rule 13a—15(e) in timely alerting them to material information relating to the Company required to be included in the Company’s filings with the SEC under the Securities Exchange Act of 1934.

During the quarter ended September 30, 2012, there were no changes in the Company’s internal control over financial reporting that have materially affected, or is reasonably likely to material affect the Company’s internal control over financial reporting.

PART II—OTHER INFORMATION

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

ITEM 2. UNREGISTERD SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a) None.

(b) None.

(c) None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Under the terms of the Series A Preferred Stock, Plumas Bancorp is required to pay dividends on a quarterly basis at a rate of 5% per year for the first five years, after which the dividend rate automatically increases to 9%. Dividend payments on the Series A Preferred Stock may be deferred without default, but the dividend is cumulative and, if Plumas Bancorp fails to pay dividends for six quarters, the holder will have the right to appoint representatives to Plumas Bancorp’s board of directors. As previously disclosed, Plumas Bancorp has determined to defer regularly scheduled quarterly interest payments on its Series A Preferred Stock. Therefore, Plumas Bancorp is currently in arrears with the dividend payments on the Series A Preferred Stock. As of the date of filing this report, the amount of the arrearage on the dividend payments of the Series A Preferred Stock is $1.5 million representing ten quarterly payments. At this time the holders of the Series A Preferred Stock have not appointed representatives to the Company’s board of directors.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

The following documents are included or incorporated by reference in this Quarterly Report on Form 10Q:

3.1	Articles of Incorporation as amended of Registrant included as exhibit 3.1 to the Registrant’s Form S-4, File No. 333-84534, which is incorporated by reference herein.

3.2	Bylaws of Registrant as amended on March 16, 2011 included as exhibit 3.2 to the Registrant’s Form 10-K for December 31, 2010, which is incorporated by this reference herein.

3.3	Amendment of the Articles of Incorporation of Registrant dated November 1, 2002, is included as exhibit 3.3 to the Registrant’s 10-Q for September 30, 2005, which is incorporated by this reference herein.

3.4	Amendment of the Articles of Incorporation of Registrant dated August 17, 2005, is included as exhibit 3.4 to the Registrant’s 10-Q for September 30, 2005, which is incorporated by this reference herein.

4	Specimen form of certificate for Plumas Bancorp included as exhibit 4 to the Registrant’s Form S-4, File No. 333-84534, which is incorporated by reference herein.

4.1	Certificate of Determination of Fixed Rate Cumulative Perpetual Preferred Stock, Series A, is included as exhibit 4.1 to Registrant’s 8-K filed on January 30, 2009, which is incorporated by this reference herein.

10.1	Executive Salary Continuation Agreement of Andrew J. Ryback dated December 17, 2008, is included as exhibit 10.1 to the Registrant’s 10-K for December 31, 2008, which is incorporated by this reference herein.

10.2	Split Dollar Agreement of Andrew J. Ryback dated August 23, 2005, is included as Exhibit 10.2 to the Registrant’s 8-K filed on October 17, 2005, which is incorporated by this reference herein.

10.8	Director Retirement Agreement of John Flournoy dated March 21, 2007, is included as Exhibit 10.8 to Registrant’s 10-Q for March 31, 2007, which is incorporated by this reference herein.

10.18	Amended and Restated Director Retirement Agreement of Daniel E. West dated May 10, 2000, is included as Exhibit 10.18 to the Registrant’s 10-QSB for June 30, 2002, which is incorporated by this reference herein.

10.19	Consulting Agreement of Daniel E. West dated May 10, 2000, is included as Exhibit 10.19 to the Registrant’s 10-QSB for June 30, 2002, which is incorporated by this reference herein.

10.21	Amended and Restated Director Retirement Agreement of Alvin G. Blickenstaff dated April 19, 2000, is included as Exhibit 10.21 to the Registrant’s 10-QSB for June 30, 2002, which is incorporated by this reference herein.

10.22	Consulting Agreement of Alvin G. Blickenstaff dated May 8, 2000, is included as Exhibit 10.22 to the Registrant’s 10-QSB for June 30, 2002, which is incorporated by this reference herein.

10.24	Amended and Restated Director Retirement Agreement of Gerald W. Fletcher dated May 10, 2000, is included as Exhibit 10.24 to the Registrant’s 10-QSB for June 30, 2002, which is incorporated by this reference herein.

10.25	Consulting Agreement of Gerald W. Fletcher dated May 10, 2000, is included as Exhibit 10.25 to the Registrant’s 10-QSB for June 30, 2002, which is incorporated by this reference herein.

10.27	Amended and Restated Director Retirement Agreement of Arthur C. Grohs dated May 9, 2000, is included as Exhibit 10.27 to the Registrant’s 10-QSB for June 30, 2002, which is incorporated by this reference herein.

10.28	Consulting Agreement of Arthur C. Grohs dated May 9, 2000, is included as Exhibit 10.28 to the Registrant’s 10-QSB for June 30, 2002, which is incorporated by this reference herein.

10.33	Amended and Restated Director Retirement Agreement of Terrance J. Reeson dated April 19, 2000, is included as Exhibit 10.33 to the Registrant’s 10-QSB for June 30, 2002, which is incorporated by this reference herein.

10.34	Consulting Agreement of Terrance J. Reeson dated May 10, 2000, is included as Exhibit 10.34 to the Registrant’s 10-QSB for June 30, 2002, which is incorporated by this reference herein.

10.35	Letter Agreement, dated January 30, 2009 by and between Plumas Bancorp, Inc. and the United States Department of the Treasury and Securities Purchase Agreement—Standard Terms attached thereto, is included as exhibit 10.1 to Registrant’s 8-K filed on January 30, 2009, which is incorporated by this reference herein.

10.36	Form of Senior Executive Officer letter agreement, is included as exhibit 10.2 to Registrant’s 8-K filed on January 30, 2009, which is incorporated by this reference herein.

10.37	Deferred Fee Agreement of Alvin Blickenstaff is included as Exhibit 10.37 to the Registrant’s 10-Q for March 31, 2009, which is incorporated by this reference herein.

10.40	2001 Stock Option Plan as amended is included as exhibit 99.1 of the Form S-8 filed July 23, 2002, File No. 333-96957, which is incorporated by this reference herein.

10.41	Form of Indemnification Agreement (Plumas Bancorp) is included as Exhibit 10.41 to the Registrant’s 10-Q for March 31, 2009, which is incorporated by this reference herein.

10.42	Form of Indemnification Agreement (Plumas Bank) is included as Exhibit 10.42 to the Registrant’s 10-Q for March 31, 2009, which is incorporated by this reference herein.

10.43	Plumas Bank 401(k) Profit Sharing Plan as amended is included as exhibit 99.1 of the Form S-8 filed February 14, 2003, File No. 333-103229, which is incorporated by this reference herein.

10.46	1991 Stock Option Plan as amended is included as Exhibit 10.46 to the Registrant’s 10-Q for September 30, 2004, which is incorporated by this reference herein.

10.47	Specimen form of Incentive Stock Option Agreement under the 1991 Stock Option Plan is included as Exhibit 10.47 to the Registrant’s 10-Q for September 30, 2004, which is incorporated by this reference herein.

10.48	Specimen form of Non-Qualified Stock Option Agreement under the 1991 Stock Option Plan is included as Exhibit 10.48 to the Registrant’s 10-Q for September 30, 2004, which is incorporated by this reference herein.

10.49	Amended and Restated Plumas Bancorp Stock Option Plan is included as Exhibit 10.49 to the Registrant’s 10-Q for September 30, 2006, which is incorporated by this reference herein.

10.50	Executive Salary Continuation Agreement of Rose Dembosz, is included as exhibit 10.50 to the Registrant’s 10-K for December 31, 2008, which is incorporated by this reference herein.

10.51	First Amendment to Split Dollar Agreement of Andrew J. Ryback, is included as exhibit 10.51 to the Registrant’s 10-K for December 31, 2008, which is incorporated by this reference herein.

10.64	First Amendment to the Plumas Bank Amended and Restated Director Retirement Agreement for Alvin Blickenstaff adopted on September 19, 2007, is included as Exhibit 10.64 to the Registrant’s 8-K filed on September 25, 2007, which is incorporated by this reference herein.

10.65	First Amendment to the Plumas Bank Amended and Restated Director Retirement Agreement for Arthur C. Grohs adopted on September 19, 2007, is included as Exhibit 10.65 to the Registrant’s 8-K filed on September 25, 2007, which is incorporated by this reference herein.

10.66	Director Retirement Agreement of Robert McClintock, is included as Exhibit 10.66 to the Registrant’s 10-K filed on March 23, 2012, which is incorporated by this reference herein.

10.67	First Amendment to the Plumas Bank Amended and Restated Director Retirement Agreement for Terrance J. Reeson adopted on September 19, 2007, is included as Exhibit 10.67 to the Registrant’s 8-K filed on September 25, 2007, which is incorporated by this reference herein.

10.69	First Amendment to the Plumas Bank Amended and Restated Director Retirement Agreement for Daniel E. West adopted on September 19, 2007, is included as Exhibit 10.69 to the Registrant’s 8-K filed on September 25, 2007, which is incorporated by this reference herein.

10.70	First Amendment to the Plumas Bank Amended and Restated Director Retirement Agreement for Gerald W. Fletcher adopted on October 9, 2007, is included as Exhibit 10.70 to the Registrant’s 10-Q for September 30, 2007, which is incorporated by this reference herein.

10.73	Written Agreement with Federal Reserve Bank of San Francisco effective July 28, 2011, is included as Exhibit 10.1 of the Registrant’s 8-K filed on July 29, 2011, which is incorporated by this reference herein.

11	Computation of per share earnings appears in the attached 10-Q under Plumas Bancorp and Subsidiary Notes to Condensed Consolidated Financial Statements as Footnote 7 – Earnings Per Share.

31.1*	Rule 13a-14(a) [Section 302] Certification of Principal Financial Officer dated November 8, 2012.

31.2*	Rule 13a-14(a) [Section 302] Certification of Principal Executive Officer dated November 8, 2012.

32.1*	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 dated November 8, 2012.

32.2*	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 dated November 8, 2012.

101.INS*	XBRL Instance Document.

101.SCH*	XBRL Taxonomy Schema.

101.CAL*	XBRL Taxonomy Calculation Linkbase.

101.DEF*	XBRL Taxonomy Definition Linkbase.

101.LAB*	XBRL Taxonomy Label Linkbase.

101.PRE*	XBRL Taxonomy Presentation Linkbase.

*	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PLUMAS BANCORP
(Registrant)

Date: November 8, 2012

/s/ Richard L. Belstock
Richard L. Belstock
Chief Financial Officer

/s/ Andrew J. Ryback
Andrew J. Ryback
President and Chief Executive Officer