Form 10-K
period 2012-12-31
PLUMAS BANCORP
filed 2013-03-22
CIK 1168455

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2012

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒  Yes    ☐  No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    ☒  Yes    ☐  No

Indicated by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this form 10-K.    ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule12b-2 of the Exchange Act:

Large Accelerated Filer	☐	Accelerated Filer	☐

Non-Accelerated Filer	☐	Smaller Reporting Company	☒

Indicate by check mark if the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No

As of June 30, 2012, the aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant was approximately $13.3 million, based on the closing price reported to the Registrant on that date of $3.12 per share.

Shares of Common Stock held by each officer and director have been excluded in that such persons may be deemed to be affiliates. This determination of the affiliate status is not necessarily a conclusive determination for other purposes.

The number of shares of Common Stock of the registrant outstanding as of March 22, 2013 was 4,776,339.

Documents Incorporated by Reference: Portions of the definitive proxy statement for the 2013 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission pursuant to SEC Regulation 14A are incorporated by reference in Part III, Items 10-14.

PART I

Forward-Looking Information

This Annual Report on Form 10-K includes forward-looking statements and information is subject to the “safe harbor” provisions of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements (which involve Plumas Bancorp’s (the “Company’s”) plans, beliefs and goals, refer to estimates or use similar terms) involve certain risks and uncertainties that could cause actual results to differ materially from those in the forward-looking statements. Such risks and uncertainties include, but are not limited to, the following factors:

•

Local, regional, national and international economic conditions and the impact they may have on us and our customers, and our assessment of that impact on our estimates including, but not limited to, the allowance for loan losses.

•	The effects of and changes in trade, monetary and fiscal policies and laws, including the interest rate policies of the Federal Open Market Committee of the Federal Reserve Board.

•	The ability to receive regulatory approval for the Bank to declare and pay dividends to the Company.

•

Changes imposed by regulatory agencies to increase our capital to a level greater than the current level required for well-capitalized financial institutions (including the impact of the recent joint rule proposals by the Federal Reserve Board, Office of the Comptroller of the Currency, and the FDIC to revise the regulatory capital rules, including the implementation of the Basel III standards), the failure to maintain capital above the level required to be well-capitalized under the regulatory capital adequacy guidelines, the availability of capital from private or government sources, or the failure to raise additional capital as needed.

•

The effect of changes in accounting policies and practices, as may be adopted by the regulatory agencies, as well as the Public Company Accounting Oversight Board, the Financial Accounting Standards Board and other accounting standard setters.

•

The costs and effects of changes in laws and regulations and of other legal and regulatory developments, including, but not limited to, increases in FDIC insurance premiums, the resolution of legal proceedings or regulatory or other governmental inquiries, and the results of regulatory examinations, reviews or other inquires.

•	Changes in the interest rate environment and volatility of rate sensitive assets and liabilities.

•

Declines in the health of the economy, nationally or regionally, which could reduce the demand for loans, reduce the ability of borrowers to repay loans and/or reduce the value of real estate collateral securing most of the Company’s loans.

•	Credit quality deterioration, which could cause an increase in the provision for loan and lease losses.

•	Devaluation of fixed income securities.

•	Asset/liability matching risks and liquidity risks.

•	Loss of key personnel.

•	Operational interruptions including data processing systems failure and fraud.

•	Our success at managing the risks involved in the foregoing items.

The Company undertakes no obligation to revise or publicly release the results of any revision to these forward-looking statements.

ITEM 1.	BUSINESS

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

At December 31, 2012, the Company had consolidated assets of $478 million, deposits of $412 million, other liabilities of $24 million and shareholders’ equity of $42 million. The Company’s liabilities include $10.3 million in junior subordinated deferrable interest debentures issued in conjunction with the trust preferred securities issued by Plumas Statutory Trust I (the “Trust I”) in September 2002 and Plumas Statutory Trust II (the “Trust II”) in September 2005. Both Trust I and Trust II are further discussed in the section titled “Trust Preferred Securities.” Shareholders’ equity includes $11.9 million in preferred stock issued pursuant to the U.S. government’s Capital Purchase Program which is discussed in the section titled "Capital Purchase Program—TARP—Preferred Stock and Stock Warrant."

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

The Bank. The Bank is a California state-chartered bank that was incorporated in July 1980 and opened for business in December 1980. The Bank is not a member of the Federal Reserve System. The Bank’s Administrative Office is located at 35 South Lindan Avenue, Quincy, California. At December 31, 2012 the Bank had approximately $476 million in assets, $310 million in net loans and $412 million in deposits (including deposits of $0.5 million from the Bancorp). It is currently the largest independent bank headquartered in Plumas County. The Bank’s deposit accounts are insured by the Federal Deposit Insurance Corporation (the “FDIC”) up to maximum insurable amounts.

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

The Bank’s Government-guaranteed lending center, headquartered in Auburn, California with additional personnel in Truckee, provides Small Business Administration and USDA Rural Development loans to qualified borrowers throughout Northern California and Northern Nevada. During 2007 the Bank was granted nationwide Preferred Lender status with the U.S. Small Business Administration and we expect government-guaranteed lending to continue to be an important part of our overall lending operation. During 2012 proceeds from the sale of government-guaranteed loans totaled $20.1 million and we generated a gain on sale of $1.3 million. In 2011 proceeds from the sale of government guaranteed loans totaled $23.4 million and we generated a gain on sale of $1.9 million.

The Agricultural Credit Centers located in Susanville and Alturas provide a complete line of credit services in support of the agricultural activities which are key to the continued economic development of the communities we serve. “Ag lending” clients include a full range of individual farming customers, small- to medium-sized business farming organizations and corporate farming units.

As of December 31, 2012, the principal areas to which we directed our lending activities, and the percentage of our total loan portfolio comprised by each, were as follows: (i) commercial real estate – 44.3%; (ii) commercial and industrial loans – 9.4%; (iii) consumer loans (including residential equity lines of credit) – 19.2%; (iv) agricultural loans (including agricultural real estate loans) – 11.1%; (v) residential real estate – 11.0%; and (vi) construction and land development – 5.0% .

In addition to the lending activities noted above, we offer a wide range of deposit products for the retail and commercial banking markets including checking, interest-bearing checking, business sweep, public funds sweep, savings, time deposit and retirement accounts, as well as remote deposit, telephone and mobile banking and internet banking with bill-pay options. Interest bearing deposits include high yield sweep accounts designed for our commercial customers and for public entities such as municipalities. In addition we offer a premium interest bearing checking account for our consumer customers. As of December 31, 2012, the Bank had 30,997 deposit accounts with balances totaling approximately $412 million, compared to 29,359 deposit accounts with balances totaling approximately $392 million at December 31, 2011. We attract deposits through our customer-oriented product mix, competitive pricing, convenient locations, extended hours, remote deposit operations and drive-up banking, all provided with a high level of customer service.

Most of our deposits are attracted from individuals, business-related sources and smaller municipal entities. This mix of deposit customers resulted in a relatively modest average deposit balance of approximately $13,000 at December 31, 2012. However, it makes us less vulnerable to adverse effects from the loss of depositors who may be seeking higher yields in other markets or who may otherwise draw down balances for cash needs.

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

Additionally, the Bank has devoted a substantial amount of time and capital to the improvement of existing Bank services, during 2009 we replaced our on-line banking service with a new state of the art product that greatly expands the features available to our customers. In addition we utilized this platform to add mobile banking services during the first quarter of 2010. During 2010 Plumas Bank began offering a new Green Account which promotes protecting the environment, reducing clutter and making life simpler for the customer through technological advancements such as eStatements, online banking, and debit card usage while providing the customer with the opportunity to grow their savings through monthly monetary rewards for green behavior. In 2011, we introduced a new product for our larger business customers which use repurchase agreements as an alternative to interest-bearing deposits. The balance in this product at December 31, 2012 was $7.4 million. Interest paid on this product is similar to that which can be earned on the Bank’s premium money market account; however, these are not deposits and are not FDIC insured. During the first quarter of 2012 we replaced our ATMs with new state of the art machines that are capable of accepting check and cash deposits without a deposit envelope.

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

Prior to January 30, 2012, unless the Company has redeemed the Series A Preferred Stock, or the Treasury has transferred the Series A Preferred Stock to a third party, the consent of the Treasury will be required for the Company to: (1) declare or pay any dividend or make any distribution on shares of the Common Stock (other than regular quarterly cash dividends of not more than $0.04 per share or regular semi-annual cash dividends of not more than $0.08 per share); or (2) redeem, purchase or acquire any shares of Common Stock or other equity or capital securities, other than in connection with benefit plans consistent with past practice and certain other circumstances specified in the Purchase Agreement. At the request of the Federal Reserve Bank of San Francisco (FRB), Plumas Bancorp suspended quarterly cash dividend payments on its Series A Preferred Stock. As of December 31, 2012 the amount of the arrearage on the dividend payments of the Series A Preferred Stock is $1,643,000 representing eleven quarterly payments.

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

Neither Trust I nor Trust II are consolidated into the Company’s consolidated financial statements and, accordingly, both entities are accounted for under the equity method and the junior subordinated debentures are reflected as debt on the consolidated balance sheet. At the request of the FRB, Plumas Bancorp deferred its regularly scheduled quarterly interest payments on its outstanding junior subordinated debentures relating to its two trust preferred securities. As of December 31, 2012 the amount of the arrearage on the payments on the subordinated debt associated with the trust preferred securities is $906,000 representing eleven quarterly payments. On March 15, 2013, with the approval of the FRB, the Company made all current and deferred interest payments on its trust preferred securities.

Recent Developments. Effective February 8, 2012, the Bank entered into an informal agreement with the FDIC and DFI which, among other things, requests that the Bank maintain a Tier 1 Leverage Capital Ratio of 9% which is in excess of that required for well capitalized institutions and continue to reduce its level of classified asset balances that were outstanding as of September 30, 2011 to not more than 50% of Tier 1 Capital plus the allowance for loan losses. At December 31, 2012 this ratio was 32% and the Bank’s Tier 1 Leverage Capital Ratio was 10.4%. The FDIC and DFI terminated the informal agreement effective January 24, 2013.

On July 28, 2011 the Company entered into an agreement with the Federal Reserve Bank of San Francisco (the "FRB Agreement"). Under the terms of the FRB Agreement, Plumas Bancorp has agreed to take certain actions that are designed to maintain its financial soundness so that it may continue to serve as a source of strength to the Bank. Among other things, the FRB Agreement requires prior written approval related to the payment or taking of dividends and distributions, making any distributions of interest, principal or other sums on subordinated debentures or trust preferred securities, incurrence of debt, and the purchase or redemption of stock. In addition, the FRB Agreement requires Plumas Bancorp to submit, within 60 days of the FRB Agreement, a written statement of Plumas Bancorp’s planned sources and uses of cash for debt service, operating expense and other purposes (“Cash Flow Statement”) for the remainder of 2011 and annually thereafter. The Company submitted the Cash Flow Statements within the required time frames.

See Note 2 – “Regulatory Matters” of the Company’s Consolidated Financial Statements in Item 8 – Financial Statements and Supplementary Data of this Annual Report on Form 10K for additional information related to the Order and FRB Agreement.

Business Concentrations. No individual or single group of related customer accounts is considered material in relation to the Banks' assets or deposits, or in relation to our overall business. However, at December 31, 2012 approximately 78% of the Bank's total loan portfolio consisted of real estate-secured loans, including real estate mortgage loans, real estate construction loans, consumer equity lines of credit, and agricultural loans secured by real estate. Moreover, our business activities are currently focused in the California counties of Plumas, Nevada, Placer, Lassen, Modoc, Shasta and Sierra and Washoe County in Nevada. Consequently, our results of operations and financial condition are dependent upon the general trends in these economies and, in particular, the residential and commercial real estate markets. In addition, the concentration of our operations in these areas of California and Nevada exposes us to greater risk than other banking companies with a wider geographic base in the event of catastrophes, such as earthquakes, fires and floods in these regions in California and Nevada.

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

Currently, within the Bank’s branch service area there are 63 banking branch offices of competing institutions, including 30 branches of 8 major banks. As of June 30, 2012, the Federal Deposit Insurance Corporation (FDIC) estimated the Bank’s market share of insured deposits within the communities it serves to be as follows: Chester 65%, Quincy 59%, Portola 56%, Alturas 45%, Fall River Mills 36%, Kings Beach 31%, Susanville 24%,Truckee 15%, Tahoe City 8%, Redding less than 1% and 100% in Greenville. Redding is the location of our most recently opened branch, which became operational in June 2007.

Technological innovations have also resulted in increased competition in financial services markets. Such innovation has, for example, made it possible for non-depository institutions to offer customers automated transfer payment services that previously were considered traditional banking products. In addition, many customers now expect a choice of delivery systems and channels, including home computer, mobile, telephone, ATMs, mail, full-service branches and/or in-store branches. The sources of competition in such products include traditional banks as well as savings associations, credit unions, brokerage firms, money market and other mutual funds, asset management groups, finance and insurance companies, internet-only financial intermediaries, and mortgage banking firms.

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

Employees. At December 31, 2012, the Company and its subsidiary employed 151 persons. On a full-time equivalent basis, we employed 138 persons. None of the Company’s employees are represented by a labor union, and management considers its relations with employees to be good.

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

The FDIC utilizes a risk-based assessment system to set quarterly insurance premium assessments which categorizes banks into four risk categories based on capital levels and supervisory “CAMELS” ratings and names them Risk Categories I, II, III and IV. The CAMELS rating system is based upon an evaluation of the six critical elements of an institution’s operations: Capital adequacy, Asset quality, Management, Earnings, Liquidity, and Sensitivity to risk.

This rating system is designed to take into account and reflect all significant financial and operational factors financial institution examiners assess in their evaluation of an institution’s performance. The following table sets forth these four Risk Categories:

Capital Group	Supervisory Subgroup
	A	B	C
1. Well Capitalized	I	II	III
2. Adequately Capitalized	II	II	III
3. Undercapitalized	III	III	IV

Within Risk Category I, the assessment system combines supervisory ratings with other risk measures to differentiate risk. For most institutions, the assessment system combines CAMELS component ratings with financial ratios to determine an institution’s assessment rate. The base assessment rates as of April 1, 2011 (which are still in effect as of December 31, 2012) are as follows (expressed in terms of cents per $100 in insured deposits):

Initial Base Assessment Rates
	Risk Category
	I*
	Minimum	Maximum	II	III	IV	Large & Highly Complex Institutions
Annual Rates (in basis points)	5	9	14	23	35	5-35

*	Initial base rates that were not the minimum or maximum rates will vary between these rates.

After applying all possible adjustments, minimum and maximum total base assessment rates for each Risk Category are as follows:

Total Base Assessment Rates*
	Risk Category I	Risk Category II	Risk Category III	Risk Category IV	Large & Highly Complex Institutions
Initial base assessment rate	5 – 9	14	23	35	5 – 35
Unsecured debt adjustment**	-4.5 – 0	-5 – 0	-5 – 0	-5 – 0	-5 – 0
Brokered deposit adjustment	N/A	0 – 10	0 – 10	0 – 10	0 – 10
Total base assessment rate	2.5 – 9	9 – 24	18 – 33	30 – 45	2.5 – 45

*	Total base assessment rates do not include the depository institution debt adjustment.
**	The unsecured debt adjustment cannot exceed the lesser of 5 basis points or 50% of an insured depository institution’s initial base assessment rate.

The Dodd-Frank Act requires the FDIC to take such steps as necessary to increase the reserve ratio of the Deposit Insurance Fund from 1.15% to 1.35% of insured deposits by 2020. In setting the assessments, the FDIC is required to offset the effect of the higher reserve ratio against insured depository institutions with total consolidated assets of less than $10 billion. The Dodd-Frank Act also broadens the base for FDIC insurance assessments so that assessments will be based on the average consolidated total assets less average tangible equity capital of a financial institution rather than on its insured deposits.

In October 2010, the FDIC adopted a new DIF restoration plan to ensure that the fund reserve ratio reaches 1.35% by September 30, 2020, as required by the Dodd-Frank Act. Under the new restoration plan, the FDIC on a semi-annual or more frequent basis will update its loss and income projections for the DIF and, if needed, increase or decrease assessment rates. Further increases in the assessment rate could have a material adverse effect on our earnings, depending upon the amount of the increase.

The enactment of the Dodd-Frank Act also permanently raised the current standard maximum federal deposit insurance amount from $100,000 to $250,000 per qualified deposit account.

In November 2008, the FDIC approved the final ruling establishing the Transaction Account Guarantee Program (“TAGP”) as part of the Temporary Liquidity Guarantee Program (“TLGP”). Under this program, all non-interest bearing transaction accounts became fully guaranteed by the FDIC for the entire amount in the account. This unlimited coverage also extended to NOW (interest bearing deposit accounts) earning an interest rate no greater than 0.50% and all IOLTAs (lawyers’ trust accounts). TAGP was extended with the enactment of the Dodd-Frank Act providing for unlimited deposit insurance for noninterest bearing transactions accounts (excluding NOW, but including IOLTAs) expiring on December 31, 2012.

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

A bank that does not achieve and maintain the required capital levels may be issued a capital directive by the FRB and/or DFI to ensure the maintenance of required capital levels. As discussed above, the Company and the Bank are required to maintain certain levels of capital, as is the Bank. The regulatory capital guidelines as well as the actual capitalization for the Bank and Bancorp as of December 31, 2012 follow:

	Requirement for the Bank to be:
	Adequately Capitalized	Well Capitalized	Plumas Bank	Plumas Bancorp
Tier 1 leverage capital ratio	4.0%	5.0%	10.4%	10.3%
Tier 1 risk-based capital ratio	4.0%	6.0%	14.1%	13.9%
Total risk-based capital ratio	8.0%	10.0%	15.3%	15.1%

Management believes that the Company and the Bank met all of the above capital adequacy requirements as of December 31, 2012 and 2011.

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

New Proposed Capital Rules. During 2012 the federal bank regulatory agencies issued joint proposed rules that implement Basel III regulatory capital reforms and changes required by the Reform Act. "Basel III" refers to two consultative documents released by the Basel Committee on Banking Supervision in December 2009, the rules text released in December 2010 and loss absorbency rules issued in January 2011, which include significant changes to bank capital, leverage and liquidity requirements. The proposed rules received extensive comments. In a joint press release issued in November 2012, the agencies stated that they do not expect any of the proposed rules to become effective on the original target date of January 1, 2013. Industry participants are expecting further guidance in early 2013. Management has completed a preliminary assessment of the impact of the proposed rules and believes Plumas Bank's ratios would be in compliance with the requirements of the proposed rules if they were presently in effect.

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

The Truth in Lending Act (the “TILA”) is designed to ensure that credit terms are disclosed in a meaningful way so that consumers may compare credit terms more readily and knowledgeably. As a result of the TILA, all creditors must use the same credit terminology to express rates and payments, including the annual percentage rate, the finance charge, the amount financed, the total of payments and the payment schedule, among other things. As a result of Dodd Frank, Regulation Z promulgated under TILA includes new limits on loan originator compensation for all closed-end mortgages. These changes include, prohibiting certain payments to a mortgage broker or loan officer based on the transaction’s terms or conditions, prohibiting dual compensation, and prohibiting a mortgage broker or loan officer from ‘‘steering’’ consumers to transactions not in their interest, to increase mortgage broker or loan officer compensation.

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

The Home Mortgage Disclosure Act (the “HMDA”), in response to public concern over credit shortages in certain urban neighborhoods, requires public disclosure of information that shows whether financial institutions are serving the housing credit needs of the neighborhoods and communities in which they are located. The HMDA also includes a "fair lending" aspect that requires the collection and disclosure of data about applicant and borrower characteristics as a way of identifying possible discriminatory lending patterns and enforcing anti-discrimination statutes.

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

The Dodd-Frank Act additionally creates a new independent federal regulator to administer federal consumer protection laws. The Dodd-Frank Act is expected to have a significant impact on our banks’ operations as its provisions take effect. Among the provisions that may affect the Bank are the following:

Deposit Insurance

The Dodd-Frank Act permanently increases the maximum deposit insurance amount for banks, savings institutions and credit unions to $250,000 per depositor, retroactive to January 1, 2009, and extends unlimited deposit insurance to non-interest bearing transaction accounts and interest on lawyers trust accounts through December 31, 2012. The Dodd-Frank Act also broadened the base for FDIC insurance assessments. Assessments are now based on the average consolidated total assets less tangible equity capital of a financial institution. The Dodd-Frank Act requires the FDIC to increase the reserve ratio of the Deposit Insurance Fund from 1.15% to 1.35% of insured deposits by 2020 and eliminates the requirement that the FDIC pay dividends to insured depository institutions when the reserve ratio exceeds certain thresholds. The Dodd-Frank Act eliminates the federal statutory prohibition against the payment of interest on business checking accounts.

Interstate Branching

The Dodd-Frank Act authorizes national and state banks to establish branches in other states to the same extent as a bank chartered by that state would be permitted to branch. Previously, banks could only establish branches in other states if the host state expressly permitted out-of-state banks to establish branches in that state. Accordingly, banks will be able to enter new markets more freely.

Limits on Derivatives

The Dodd-Frank Act prohibits state chartered banks from engaging in derivatives transactions unless the loans to one borrower limits of the state in which the bank is chartered takes into consideration credit exposure to derivatives transactions. For this purpose, derivative transactions include any contract, agreement, swap, warrant, note or option that is based in whole or in part on the value of, any interest in, or any quantitative measure or the occurrence of any event relating to, one or more commodities securities, currencies, interest or other rates, indices or other assets.

Transactions with Affiliates and Insiders

The Dodd-Frank Act expands the definition of “affiliate” for purposes of quantitative and qualitative limitations of Section 23A of the Federal Reserve Act to include mutual funds advised by a depository institution or its affiliates. The Dodd-Frank Act applies Section 23A and Section 22(h) of the Federal Reserve Act (governing transactions with insiders) to derivative transactions, repurchase agreements and securities lending and borrowing transactions that create credit exposure to an affiliate or an insider. Any such transactions with affiliates must be fully secured. The current exemption from Section 23A for transactions with financial subsidiaries will be eliminated. The Dodd-Frank Act will additionally prohibit an insured depository institution from purchasing an asset from or selling an asset to an insider unless the transaction is on market terms and, if representing more than 10% of capital, is approved in advance by disinterested directors.

Debit Card Interchange Fees

The Dodd-Frank Act requires that the amount of any interchange fee charged by a debit card issuer with respect to a debit card transaction must be reasonable and proportional to the cost incurred by the issuer. The Federal Reserve Board (“FRB”) has established standards for reasonable and proportional fees which take into account the costs of preventing fraud. The restrictions on interchange fees, however, do not apply to banks that, together with their affiliates, have assets of less than $10 billion, such as the Bank.

Consumer Financial Protection Bureau

The Dodd-Frank Act creates a new, independent federal agency called the Consumer Financial Protection Bureau (“CFPB”), which is granted broad rulemaking, supervisory and enforcement powers under various federal consumer financial protection laws, including the Equal Credit Opportunity Act, Truth in Lending Act, Real Estate Settlement Procedures Act, Fair Credit Reporting Act, Fair Debt Collection Act, the Consumer Financial Privacy provisions of the Gramm-Leach-Bliley Act and certain other statutes. The CFPB has examination and primary enforcement authority with respect to depository institutions with $10 billion or more in assets. Smaller institutions will be subject to rules promulgated by the CFPB but will continue to be examined and supervised by federal banking regulators for consumer compliance purposes. The CFPB will have authority to prevent unfair, deceptive or abusive practices in connection with the offering of consumer financial products. The Dodd-Frank Act authorizes the CFPB to establish certain minimum standards for the origination of residential mortgages including a determination of the borrower’s ability to repay. In addition, the Dodd-Frank Act will allow borrowers to raise certain defenses to foreclosure if they receive any loan other than a “qualified mortgage” as defined by the CFPB. The Dodd-Frank Act permits states to adopt consumer protection laws and standards that are more stringent than those adopted at the federal level and, in certain circumstances, permits state attorneys general to enforce compliance with both the state and federal laws and regulations.

The Electronic Funds Transfer Act (the “EFTA”) provides a basic framework for establishing the rights, liabilities, and responsibilities of consumers who use electronic funds transfer (“EFT”) systems. The EFTA is implemented by the Federal Reserve's Regulation E, which governs transfers initiated through ATMs, point-of-sale terminals, payroll cards, automated clearinghouse (ACH) transactions, telephone bill-payment plans, or remote banking services. Regulation E was amended in January 2010 to require consumers to opt in (affirmatively consent) to participation in the Bank’s overdraft service program for ATM and one-time debit card transactions before overdraft fees may be assessed on the consumer’s account. Notice of the opt-in right must be provided to all existing and new customers who are consumers, and the customer’s affirmative consent must be obtained, before charges may be assessed on the consumer’s account for paying such overdrafts.

The new rule provides bank customers with an ongoing right to revoke consent to participation in an overdraft service program for ATM and one-time debit card transactions, as opposed to being automatically enrolled in such a program. The new rule also prohibits banks from conditioning the payment of overdrafts for checks, ACH transactions, or other types of transactions that overdraw the consumer’s account on the consumer’s opting into an overdraft service for ATM and one-time debit card transactions. For customers who do not affirmatively consent to overdraft service for ATM and one-timedebit card transactions, a bank must provide those customers with the same account terms, conditions, and features that it provides to consumers who do affirmatively consent, except for the overdraft service for ATM and one-time debit card transactions.

The Bank’s compliance with the new Regulation E amendments may have an impact on the Bank’s revenue from overdraft service fees and non-sufficient funds (“NSF”) charges.

Many of the provisions of the Dodd-Frank Act are still pending various federal agencies to promulgate numerous and extensive implementing regulations over the next several years. Although the substance and scope of these regulations cannot be determined at this time, it is expected that the legislation and implementing regulations, particularly those provisions relating to the new Consumer Financial Protection Bureau, will increase the Bank’s operating and compliance costs as it is likely that the Bank’s existing regulatory agencies will adopt the same or similar consumer protections as the new Consumer Financial Protection Bureau will adopt.

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

Also in May 2009, the Credit Card Act of 2009 was enacted to help consumers and ban certain practices of credit card issuers. The new law allows interest rate hikes on existing balances only under limited conditions, such as when a promotional rate ends, there is a variable rate or if the cardholder makes a late payment. Interest rates on new transactions can increase only after the first year. Significant changes in terms on accounts cannot occur without 45 days' advance notice of the change. The new law bans raising interest rates on customers based on their payment records with other unrelated credit issuers (such as utility companies and other creditors) for existing credit card balances, though card issuers would still be allowed to use universal default on future credit card balances if they give at least 45 days' advance notice of the change. The new law allows consumers to opt out of certain significant changes in terms on their accounts. Opting out means cardholders agree to close their accounts and pay off the balance under the old terms. They have at least five years to pay the balance. Credit card issuers will be banned from issuing credit cards to anyone under 21, unless they have adult co-signers on the accounts or can show proof they have enough income to repay the card debt.

The new law requires card issuers to give card account holders "a reasonable amount of time" to make payments on monthly bills. That means payments would be due at least 21 days after they are mailed or delivered. Credit card issuers would no longer be able to set early morning or other arbitrary deadlines for payments. When consumers have accounts that carry different interest rates for different types of purchases payments in excess of the minimum amount due must go to balances with higher interest rates first. Consumers must "opt in" to over-limit fees. Those who opt out would have their transactions rejected if they exceed their credit limits, thus avoiding over-limit fees. Fees charged for going over the limit must be reasonable. Finance charges on outstanding credit card balances would be computed based on purchases made in the current cycle rather than going back to the previous billing cycle to calculate interest charges. Fees on credit cards cannot exceed 25 percent of the available credit limit in the first year of the card.

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

ARRA also provides $730 million to the SBA and makes changes to the agency’s lending and investment programs so that they can reach more small businesses that need help. The funding includes:

•	$375 million for temporarily eliminating fees on SBA-backed loans and raising SBA's guarantee percentage on some loans to 90 percent.

•	$255 million for a new loan program to help small businesses meet existing debt payments

•	$30 million for expanding SBA’s Microloan program, enough to finance up to $50 million in new lending and $24 million in technical assistance grants to microlenders.

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

In 2010, California SB 931 was enacted and provides that the first lien holder of a California residential loan accepts as full payment and satisfaction of such lien after the successful completion of the short sale of such residence, and furthermore such lender is prevented from pursuing a deficiency against the noncorporate borrower. In 2011, the benefits of SB 931 was extended to such borrowers with a second or subordinate lien in SB458 where such lien holder agreed to the short sale.

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

Owned Properties
35 South Lindan Avenue	32 Central Avenue	80 W. Main St.
Quincy, California (1)	Quincy, California (1)	Quincy, California (3)

424 N. Mill Creek	336 West Main Street	120 North Pine Street
Quincy, California (1)	Quincy, California	Portola, California

43163 Highway 299E	121 Crescent Street	255 Main Street
Fall River Mills, California	Greenville, California	Chester, California

510 North Main Street	3000 Riverside Drive	8475 North Lake Boulevard
Alturas, California	Susanville, California	Kings Beach, California

11638 Donner Pass Road	2175 Civic Center Drive
Truckee, California	Redding, California

Leased Properties
243 North Lake Boulevard	1755 E. Plumb Lane, Suite 270	470 Nevada St., Suite 108
Tahoe City, California	Reno, Nevada (1)	Auburn, California (2)

(1)	Non-branch administrative or credit administrative offices.
(2)	Commercial lending office.
(3)	Leased to a third party.

Total rental expenses under all leases, including premises, totaled $153,000, $150,000 and $20,000, in 2012, 2011 and 2010 respectively. The decline in rental expense during 2010 resulted from the purchase of our Redding branch building on March 31, 2010. Previously we had leased this building. Under the terms of the lease agreement we were provided free rent for a period of time; however, in accordance with accounting principles we recognized monthly rent expense equal to the total payments required under the lease dividend by the term of the lease in months. At the time of the purchase we reversed this accrual recognizing a $184 thousand reduction in rental expense. The expiration dates of the leases vary, with the first such lease expiring during 2012 and the last such lease expiring during 2015.

Future minimum lease payments in thousands of dollars are as follows:

Year Ending December 31,
2013	$91,000
2014	60,000
2015	31,000

$182,000

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

From time to time, the Company and/or its subsidiary are a party to claims and legal proceedings arising in the ordinary course of business. In the opinion of the Company's management, the amount of ultimate liability with respect to such proceedings will not have a material adverse effect on the financial condition or results of operations of the Company taken as a whole.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCK-HOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

The Company’s common stock is quoted on the NASDAQ Capital Market under the ticker symbol "PLBC". As of December 31, 2012, there were 4,776,339 shares of the Company’s stock outstanding held by approximately 1,640 shareholders of record as of the same date. The following table shows the high and low sales prices for the common stock, for each quarter as reported by Yahoo Finance.

Quarter	Common Dividends	High	Low
4th Quarter 2012	—	$4.37	$3.00
3rd Quarter 2012	—	$3.94	$2.59
2nd Quarter 2012	—	$4.18	$2.67
1st Quarter 2012	—	$4.22	$1.84
4th Quarter 2011	—	$2.92	$1.63
3rd Quarter 2011	—	$2.72	$1.46
2nd Quarter 2011	—	$2.85	$1.94
1st Quarter 2011	—	$4.00	$1.85

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

It is the policy of the Company to periodically distribute excess retained earnings to the shareholders through the payment of cash dividends. Such dividends help promote shareholder value and capital adequacy by enhancing the marketability of the Company’s stock. All authority to provide a return to the shareholders in the form of a cash or stock dividend or split rests with the Board of Directors (the “Board). The Board will periodically, but on no regular schedule and in accordance with regulatory restrictions, if any, review the appropriateness of a cash dividend payment. No common cash dividends were paid in 2012 or 2011 and none are anticipated to be paid in 2013.

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

Securities Authorized for Issuance under Equity Compensation Plans. The following table sets forth securities authorized for issuance under equity compensation plans as of December 31, 2012.

Plan Category	Number of securities to be issued upon exercise of outstanding options (a)	Weighted-average exercise price of outstanding options (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	419,806	$8.67	0
Equity compensation plans not approved by security holders	None	Not Applicable	None

Total	419,806	$8.67	0

For additional information related to the above plans see Note 13 of the Company’s Consolidated Financial Statements in Item 8 – Financial Statements and Supplementary Data of this Annual Report on Form 10K.

Issuer Purchases of Equity Securities. There were no purchases of Plumas Bancorp common stock by the Company during 2012.

ITEM 6.	SELECTED FINANCIAL DATA

The following table presents a summary of selected financial data and should be read in conjunction with the Company’s consolidated financial statements and notes thereto included under Item 8 – Financial Statements and Supplementary Data.

	At or for the year ended December 31,
	2012	2011	2010	2009	2008
	(dollars in thousands except per share information)
Statement of Operations
Interest income	$18,425	$18,668	$20,680	$22,836	$25,440
Interest expense	1,274	1,848	3,147	3,655	5,364

Net interest income	17,151	16,820	17,533	19,181	20,076
Provision for loan losses	2,350	3,500	5,500	14,500	4,600
Noninterest income	6,596	7,162	8,468	5,664	5,091
Noninterest expense	18,377	19,246	19,141	26,266	20,475
Provision for (benefit from) income taxes	1,070	295	389	(6,775)	(212)

Net income (loss)	$1,950	$941	$971	$(9,146)	$304

Preferred Stock dividends and discount accretion	684	684	684	628	—

Net income (loss) available to common shareholders	$1,266	$257	$287	$(9,774)	$304

Balance sheet (end of period)
Total assets	$477,802	$455,349	$484,480	$528,117	$457,175
Total loans	$315,057	$293,865	$314,200	$332,678	$366,017
Allowance for loan losses	$5,686	$6,908	$7,324	$9,568	$7,224
Total deposits	$411,562	$391,140	$424,887	$433,255	$371,493
Total shareholders’ equity	$41,850	$39,634	$37,988	$38,231	$35,437
Balance sheet (period average)
Total assets	$464,609	$467,354	$500,082	$490,000	$447,720
Total loans	$301,799	$302,841	$323,906	$354,482	$355,416
Total deposits	$401,110	$407,982	$430,777	$403,896	$382,279
Total shareholders’ equity	$41,023	$39,244	$38,941	$43,839	$37,343
Capital ratios
Leverage ratio	10.3%	9.8%	8.9%	7.9%	9.8%
Tier 1 risk-based capital	13.9%	13.7%	12.7%	10.4%	11.0%
Total risk-based capital	15.1%	15.0%	13.9%	11.6%	12.2%
Asset quality ratios
Nonperforming loans/total loans	4.35%	5.73%	8.07%	4.30%	7.31%
Nonperforming assets/total assets	3.98%	5.60%	7.07%	4.84%	6.78%
Allowance for loan losses/total loans	1.80%	2.35%	2.33%	2.88%	1.97%
Net loan charge-offs	$3,572	$3,916	$7,744	$12,156	$1,587
Performance ratios
Return (loss) on average assets	0.42%	0.20%	0.19%	(1.87)%	0.07%
Return (loss) on average common equity	4.3%	0.9%	1.1%	(29.5)%	0.8%
Return (loss) on average equity	4.8%	2.4%	2.5%	(20.9)%	0.8%
Net interest margin	4.18%	4.08%	4.24%	4.52%	4.99%
Loans to deposits	76.6%	75.1%	73.9%	76.8%	98.5%
Efficiency ratio	77.4%	80.3%	73.6%	105.7%	81.4%
Per share information
Basic earnings (loss)	$0.26	$0.05	$0.06	$(2.05)	$0.06
Diluted earnings (loss)	$0.26	$0.05	$0.06	$(2.05)	$0.06
Common cash dividends	$0.00	$0.00	$0.00	$0.00	$0.24
Dividend payout ratio	—%	—%	—%	—%	400%
Book value per common share	$6.28	$5.83	$5.51	$5.58	$7.42
Common shares outstanding at period end	4,776,339	4,776,339	4,776,339	4,776,339	4,775,339

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Allowance for Loan Losses. The allowance for loan losses is an estimate of credit losses inherent in the Company's loan portfolio that have been incurred as of the balance-sheet date. The allowance is established through a provision for loan losses which is charged to expense. Additions to the allowance are expected to maintain the adequacy of the total allowance after credit losses and loan growth. Credit exposures determined to be uncollectible are charged against the allowance. Cash received on previously charged off amounts is recorded as a recovery to the allowance. The overall allowance consists of two primary components, specific reserves related to impaired loans and general reserves for inherent losses related to loans that are collectively evaluated for impairment.

We evaluate our allowance for loan losses quarterly. We believe that the allowance for loan losses is a “critical accounting estimate” because it is based upon management’s assessment of various factors affecting the collectability of the loans, including current economic conditions, past credit experience, delinquency status, the value of the underlying collateral, if any, and a continuing review of the portfolio of loans.

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

Income Taxes. The Company files its income taxes on a consolidated basis with its subsidiary. The allocation of income tax expense (benefit) represents each entity's proportionate share of the consolidated provision for income taxes.

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

The following discussion is designed to provide a better understanding of significant trends related to the Company's financial condition, results of operations, liquidity and capital. It pertains to the Company's financial condition, changes in financial condition and results of operations as of December 31, 2012 and 2011 and for each of the three years in the period ended December 31, 2012. The discussion should be read in conjunction with the Company's audited consolidated financial statements and notes thereto and the other financial information appearing elsewhere herein.

Overview

The Company recorded net income of $1.95 million for the year ended December 31, 2012, a 107% increase over net income of $941 thousand during the year ended December 31, 2011.

Net interest income increased by $331 thousand from $16.8 million during 2011 to $17.2 million for the year ended December 31, 2012. This increase in net interest income resulted from a decrease in interest expense of $574 thousand partially offset by a decrease in interest income of $243 thousand. The provision for loan losses declined by $1.1 million from $3.5 million during 2011 to $2.4 million during 2012 resulting in an increase in net interest income after provision for loan losses of $1.5 million.

During the year ended December 31, 2012 non-interest income decreased by $566 thousand to $6.6 million, from $7.2 million during the year ended December 31, 2011. This decrease was related to declines of $615 thousand in gain on sale of loans and $263 thousand in gain on sale of securities partially offset by an increase of $140 thousand in service charge income and a net increase in all other categories of non-interest income totaling $172 thousand.

We continue to achieve savings in many categories of non-interest expense resulting in a reduction in non-interest expense of $869 thousand from $19.2 million during the twelve months ended December 31, 2011 to $18.4 million during 2012. Reductions of $227 thousand in salary and benefits expense, $486 thousand in FDIC insurance, $590 thousand in loss on sale of OREO, $235 thousand in OREO expense, and $86 thousand in postage were partially offset by an increase in the provision for changes in valuation of OREO of $328 thousand, an increase in outside service fees of $233 thousand, an increase in professional fees of $145 thousand and an increase in insurance expense of $78 thousand.

The provision for income taxes increased from $295 thousand in 2011 to $1.1 million during the year ended December 31, 2012.

Net income allocable to common shareholders increased by $1 million from $257 thousand during the year ended December 31, 2011 to $1.3 million during 2012. Income allocable to common shareholders is calculated by subtracting dividends and discount amortized on preferred stock from net income.

Total assets at December 31, 2012 were $478 million, an increase of $22.5 million from $455 million at December 31, 2011. Increases included $23.0 million in investments and $22.8 million in net loans. These were partially offset by declines of $18.4 million in cash, $3.3 million in OREO and $1.6 million in other assets.

Core deposit growth has been strong in 2012 as evidenced by increases of $17.7 million in demand deposits and $11.1 million in savings and money market accounts. Time deposits declined by $9.8 million, much of which we attribute to migration into other types of deposits given the low rates and lack of liquidity associated with time deposits.

Shareholders’ equity increased by $2.2 million from $39.6 million at December 31, 2011 to $41.8 million at December 31, 2012. This increase includes the $1.95 million earned in 2012, a $171 thousand increase in unrealized gain on investment securities and a $95 thousand increase in common stock related to stock-based compensation expense.

The return on average assets was 0.42% for 2012, up from 0.20% for 2011. The return on average common equity was 4.3% for 2012, up from 0.9% for 2011.

Results of Operations

Net Interest Income

The following table presents, for the years indicated, the distribution of consolidated average assets, liabilities and shareholders' equity. Average balances are based on average daily balances. It also presents the amounts of interest income from interest-earning assets and the resultant yields expressed in both dollars and yield percentages, as well as the amounts of interest expense on interest-bearing liabilities and the resultant cost expressed in both dollars and rate percentages. Nonaccrual loans are included in the calculation of average loans while nonaccrued interest thereon is excluded from the computation of yields earned:

	Year ended December 31,
	2012			2011			2010
	Average balance	Interest income/ expense	Rates earned / paid	Average balance	Interest income/ expense	Rates earned / paid	Average balance	Interest income/ expense	Rates earned / paid
	(dollars in thousands)
Assets
Interest bearing deposits	$38,783	$106	0.27%	$49,628	$124	0.25%	$19,808	$48	0.24%
Investment securities(1)	69,664	892	1.28	59,439	1,144	1.92	69,357	1,772	2.55
Total loans (2)(3)	301,799	17,427	5.77	302,841	17,400	5.75	323,906	18,860	5.82

Total earning assets	410,246	18,425	4.49%	411,908	18,668	4.53%	413,071	20,680	5.01%

Cash and due from banks	14,560			13,204			38,945
Other assets	39,803			42,242			48,066

Total assets	$464,609			$467,354			$500,082

Liabilities and shareholders’ equity
Interest bearing demand deposits	$82,648	111	0.13%	$93,925	187	0.20%	$101,519	382	0.38%
Money market deposits	42,957	91	0.21	40,050	115	0.29	42,514	221	0.52
Savings deposits	68,755	132	0.19	58,996	106	0.18	51,011	86	0.17
Time deposits	76,138	513	0.67	96,961	1,061	1.09	124,810	2,007	1.61
Short-term borrowings	—	—	—	—	—	—	986	5	0.51
Long-term borrowings	—	—	—	—	—	—	9,973	130	1.30
Junior subordinated debentures	10,310	344	3.34	10,310	326	3.16	10,310	312	3.03
Other	6,003	83	1.38	3,188	53	1.66	123	4	3.25

Total interest bearing liabilities	286,811	1,274	0.44%	303,430	1,848	0.61%	341,246	3,147	0.92%

Noninterest bearing demand deposits	130,612			118,050			110,923
Other liabilities	6,163			6,630			8,972
Shareholders’ equity	41,023			39,244			38,941

Total liabilities and shareholders’ equity	$464,609			$467,354			$500,082

Net interest income		$17,151			$16,820			$17,533

Net interest spread (4)			4.05%			3.92%			4.09%
Net interest margin (5)			4.18%			4.08%			4.24%

(1)	Interest income is reflected on an actual basis and is not computed on a tax-equivalent basis.
(2)	Average nonaccrual loan balances of $14.6 million for 2012, $20.2 million for 2011 and $18.8 million for 2010 are included in average loan balances for computational purposes.
(3)	Loan origination fees and costs are included in interest income as adjustments of the loan yields over the life of the loan using the interest method. Loan interest income includes net loan fees (costs) of $(75,000), $49,000 and $(20,000) for 2012, 2011 and 2010, respectively.
(4)	Net interest spread represents the average yield earned on interest-earning assets less the average rate paid on interest-bearing liabilities.
(5)	Net interest margin is computed by dividing net interest income by total average earning assets.

The following table sets forth changes in interest income and interest expense, for the years indicated and the amount of change attributable to variances in volume, rates and the combination of volume and rates based on the relative changes of volume and rates:

	2012 compared to 2011 Increase (decrease) due to change in:				2011 compared to 2010 Increase (decrease) due to change in:
	Average Volume(1)	Average Rate(2)	Mix(3)	Total	Average Volume(1)	Average Rate(2)	Mix(3)	Total
	(dollars in thousands)
Interest-earning assets:
Interest bearing deposits	$(27)	$12	$(3)	$(18)	$72	$2	$2	$76
Investment securities	197	(383)	(66)	(252)	(253)	(437)	62	(628)
Loans	(60)	87	—	27	(1,226)	(250)	16	(1,460)

Total interest income	110	(284)	(69)	(243)	(1,407)	(685)	80	(2,012)

Interest-bearing liabilities:
Interest bearing demand deposits	(22)	(61)	7	(76)	(28)	(180)	13	(195)
Money market deposits	8	(30)	(2)	(24)	(13)	(99)	6	(106)
Savings deposits	18	7	1	26	13	6	1	20
Time deposits	(227)	(407)	86	(548)	(448)	(641)	143	(946)
Junior subordinated debentures	—	18	—	18	—	14	—	14
Short-term borrowings	—	—	—	—	(5)	(5)	5	(5)
Long-term borrowings	—	—	—	—	(130)	(130)	130	(130)
Other borrowings	47	(9)	(8)	30	100	(2)	(49)	49

Total interest expense	(176)	(482)	84	(574)	(511)	(1,037)	249	(1,299)

Net interest income	$286	$198	$(153)	$331	$(896)	$352	$(169)	$(713)

(1)	The volume change in net interest income represents the change in average balance multiplied by the previous year’s rate.
(2)	The rate change in net interest income represents the change in rate multiplied by the previous year’s average balance.
(3)	The mix change in net interest income represents the change in average balance multiplied by the change in rate.

2012 compared to 2011. Net interest income is the difference between interest income and interest expense. Net interest income, on a nontax-equivalent basis, was $17.2 million for the year ended December 31, 2012, up $331 thousand, or 2%, from $16.8 million for 2011. A decrease of $243 thousand, or 1.3% in interest income, from $18.7 million during 2011 to $18.4 million during the current year, was offset by a decline in interest expense of $574 thousand.

Interest and fees on loans increased by $27 thousand; however, this was offset by a $252 thousand decline in interest on investment securities and an $18 thousand decline in interest on deposits. The increase in interest and fees on loans was related to an increase in yield partially offset by a decrease in average loan balances. Interest on investments securities declined related to a decrease in yield partially offset by an increase in average balance.

Interest and fees on loans was $17.4 million for the years ended December 31, 2012 and 2011. The average loan balances were $301.8 million for 2012, down $1.0 million from the $302.8 million for 2011. This decline in loans was mostly related to normal pay downs and prepayments, loan charge-offs and real estate acquired through foreclosure mostly offset by growth in our auto loan and commercial real estate loan portfolios. The average yields on loans were 5.77% for 2012 up from 5.75% for 2011.

As a result of a decrease in yield of 64 basis points from 1.92% during 2011 to 1.28% during 2012, interest on investment securities decreased by $252 thousand. The effect of the decrease in yield on interest income was partially offset by an increase in average investment securities of $10.2 million from $59.4 million during 2011 to $69.6 million during 2012. The decline in yield is primarily related to the replacement of matured and sold investment securities with new investments with market yields below those which they replaced.

Interest income on interest-bearing deposits, which totaled $106 thousand in 2012 and $124 thousand in 2011, mostly relates to interest on cash balances held at the Federal Reserve.

Interest expense on deposits decreased by $622 thousand, or 42%, to $847 thousand for the twelve months ended December 31, 2012, down from $1.5 million in 2011. This decrease primarily relates to decreases in the average balance and rate paid on time and interest bearing demand deposits (NOW) and a decline in the rate paid on money market accounts.

Interest on time deposits declined by $548 thousand. Average time deposits declined by $20.9 million from $97.0 million during 2011 to $76.1 million for the year ended December 31, 2012. The decrease in average time deposits is mostly related to a promotional time deposit product we began offering in June, 2009 and continued to offer until April 30, 2010. During 2011 the average balance of promotional deposits was $21.8 million; these promotional time deposits had all matured by December 31, 2011. The average rate paid on promotional deposits during 2011 was 2%. In addition, the Bank has held down the rate paid on time deposits in 2012 as it has excess liquidity and does not need to pay for deposits at above market rates. The average rate paid on time deposits decreased from 1.09% during 2011 to 0.67% during the current twelve month period. This decrease primarily relates to a decline in market rates paid in the Company’s service area and the maturity of the higher rate promotional deposits.

Interest expense on NOW accounts declined by $76 thousand. Rates paid on NOW accounts declined by 7 basis points from 0.20% during 2011 to 0.13% during 2012, mostly related to a decline in market rates in the Company’s service area. Average balances declined by $11.3 million from 2011. During 2011 we significantly lowered the rate paid on local public agencies NOW accounts as we determined that the previous rate did not meet our profitability targets, as a result some of these deposits moved out of the Bank. During 2012 average public NOW accounts declined by $7.4 million from $24.3 million during 2011 to $16.9 million during the year ended December 21, 2012. At December 31, 2012 balances in this account type were $11.8 million. We do not expect significant additional declines in public NOW balances during 2013.

Interest expense on money market accounts decreased by $24 thousand related to a decrease in rate paid on these accounts of 8 basis points from 0.29% during 2011 to 0.21% during 2012. This was primarily related to a money market sweep product we offered in 2011. We no longer offer the money market sweep account having replaced it with a product that utilizes repurchase agreements during the third quarter of 2011. Average money market balances increased by $2.9 million from $40.0 million during 2011 to $42.9 million in 2012.

Interest expense on junior subordinated debentures, which increased by $18 thousand from 2011, fluctuates with changes in the 3-month London Interbank Offered Rate (LIBOR) rate.

Interest on other borrowings primarily relates to interest paid on repurchase agreements.

Net interest margin is net interest income expressed as a percentage of average interest-earning assets. As a result of the changes noted above, the net interest margin for 2012 increased 10 basis points to 4.18%, from 4.08% for 2011.

2011 compared to 2010. Net interest income, on a nontax-equivalent basis, was $16.8 million for the year ended December 31, 2011, a decline of $0.7 million, or 4.1%, from $17.5 million for 2010.

The overall change in net interest income was primarily a result of a decrease of $1.5 million in loan interest income and a decline of $628 thousand in interest income on investment securities. The decline in interest on loans was mostly related to a decline in average loans outstanding. Interest on investment securities declined related to a decrease in both yield and average balance. Partially offsetting these decreases in interest income was a decline in rates paid on the Company’s deposits and a decline in the average balance of time deposits, interest bearing demand deposits and long-term borrowings.

Interest income decreased $2.0 million, or 9.7%, to $18.7 million for the year ended December 31, 2011. Interest and fees on loans decreased by $1.5 million from $18.9 million for the year ended December 31, 2010 to $17.4 million for 2011. The average loan balances were $302.8 million for 2011, down $21.1 million from the $323.9 million for 2010. This decline in loans was mostly related to normal pay downs and prepayments, loan charge-offs, real estate acquired through foreclosure and our efforts to reduce the level of construction and land development loan balances. The average yields on loans were 5.75% for 2011 down from the 5.82% for 2010.

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

Interest expense on deposits decreased by $1.2 million, or 46%, to $1.5 million for the twelve months ended December 31, 2011, down from $2.7 million in 2010. This decrease primarily relates to decreases in the average balance and rate paid on time deposits and a decline in the rate paid on demand deposit (NOW) and money market accounts.

Interest on time deposits declined by $946 thousand. Average time deposits declined by $27.8 million from $124.8 million during 2010 to $97.0 million for the year ended December 31, 2011. The decrease in time deposits is mostly related to promotional time deposits as previously discussed. The average rate paid on these promotional deposits during 2011 was 2%. The average rate paid on time deposits decreased from 1.61% during 2010 to 1.09% during 2011. This decrease primarily relates to a decline in market rates paid in the Company’s service area and the maturity of the higher rate promotional deposits.

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

Provision for Loan Losses

During the year ended December 31, 2012 we recorded a provision for loan losses of $2.35 million down $1.15 million from the $3.50 million provision recorded during 2011. See “Analysis of Asset Quality and Allowance for Loan Losses” for further discussion of loan quality trends and the provision for loan losses.

The allowance for loan losses is maintained at a level that management believes will be appropriate to absorb inherent losses on existing loans based on an evaluation of the collectability of the loans and prior loan loss experience. The evaluations take into consideration such factors as changes in the nature and volume of the portfolio, overall portfolio quality, review of specific problem loans, and current economic conditions that may affect the borrower's ability to repay their loan. The allowance for loan losses is based on estimates, and ultimate losses may vary from the current estimates. These estimates are reviewed periodically and, as adjustments become necessary, they are reported in earnings in the periods in which they become known.

Based on information currently available, management believes that the allowance for loan losses is appropriate to absorb potential risks in the portfolio. However, no assurance can be given that the Company may not sustain charge-offs which are in excess of the allowance in any given period.

Non-Interest Income

The following table sets forth the components of non-interest income for the years ended December 31, 2012, 2011 and 2010.

	Years Ended December 31,			Change during Year
	2012	2011	2010	2012	2011
	(dollars in thousands)
Service charges on deposit accounts	$3,617	$3,477	$3,642	$140	$(165)
Gain on sale of loans, net	1,324	1,939	1,055	(615)	884
Gain on sale of investments	403	666	1,160	(263)	(494)
Earnings on bank owned life insurance policies	345	352	351	(7)	1
Loan servicing fees	215	202	188	13	14
Customer service fees	149	141	135	8	6
Safe deposit box and night depository income	65	66	66	(1)	—
Merchant processing	24	15	141	9	(126)
Sale of merchant processing portfolio	—	—	1,435	—	(1,435)
Other income	454	304	295	150	9

Total non-interest income	$6,596	$7,162	$8,468	$(566)	$(1,306)

2012 compared to 2011. During the twelve months ended December 31, 2012 non-interest income decreased by $566 thousand to $6.6 million from $7.2 million during 2011. The largest component of this decrease was a decrease of $615 thousand in gains on the sale of government guaranteed loans from $1.9 million during 2011 to $1.3 million during the year ended December 31, 2012. Beginning in the first quarter of 2011, related to a change in SBA requirements, guaranteed portions of SBA loans were no longer required to be sold with a 90 day premium recourse requirement. This resulted in recording gains on sales of loans during 2011 representing both loans sold during the twelve months ended December 31, 2011 and loans sold during the fourth quarter of 2010. In addition, gain on sale of loans during 2011benefited from a government program temporarily increasing the government guarantee in order to stimulate small business lending. The remaining decrease in non-interest income was related to a decline in gains on sale of investment securities from $666 thousand during the twelve months ended December 31, 2011 to $403 thousand during 2012. During the 2011 period proceeds of $29.4 million were generated on the sale of twenty-seven securities and during the 2012 proceeds of $20.8 million were received on the sale of twenty-five securities.

Service charges on deposit accounts increased by $140 thousand primarily related to an increase in use of overdraft protection services. During the fourth quarter of 2011 we introduced a new overdraft protection (ODP) program which we made available to a larger portion of our customer base than the prior program, resulting in an increase in service fee income. This new program has enabled us to increase income while strengthening our regulatory compliance over the ODP function. The increase in other non-interest income mostly relates to a $99 thousand adjustment to accrued life insurance.

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

Partially offsetting these declines in income was an $884 thousand increase in gain on sale of government guaranteed loans. Gains on sale in 2011 were particularly strong related to two factors. First, during the first quarter of 2011 the SBA eliminated the recourse provision related to loan sales allowing us to record both gains on sales from loans sold during the fourth quarter of 2010 and the first quarter of 2011. In addition, many loans sold in 2011 were 90% guaranteed related to a temporary increase in guarantee percentage enacted on February 17, 2009 as part of the Recovery Act. Currently loans made through the SBA 7(a) program carry a 75% to 85% guarantee.

Non-Interest Expense

The following table sets forth the components of other non-interest expense for the years ended December 31, 2012, 2011 and 2010.

	Years Ended December 31,			Change during Year
	2012	2011	2010	2012	2011
	(dollars in thousands)
Salaries and employee benefits	$8,968	$9,195	$9,732	$(227)	$(537)
Occupancy and equipment	3,023	3,088	3,096	(65)	(8)
Outside service fees	1,503	1,270	1,212	233	58
Provision for OREO losses	907	579	356	328	223
Professional fees	875	730	587	145	143
FDIC insurance	613	1,099	1,009	(486)	90
Telephone and data communications	308	331	338	(23)	(7)
Business development	268	262	250	6	12
Director compensation and retirement	255	229	233	26	(4)
Advertising and promotion	251	236	252	15	(16)
Armored car and courier	224	225	239	(1)	(14)
Loan collection costs	219	261	261	(42)	—
OREO costs	187	422	573	(235)	(151)
Core deposit intangible	173	173	173	—	—
Stationery and supplies	124	140	145	(16)	(5)
Insurance	120	42	125	78	(83)
Postage	104	190	207	(86)	(17)
Loss (gain) on sale of OREO	16	606	(43)	(590)	649
Other operating expense	239	168	396	71	(228)

Total non-interest expense	$18,377	$19,246	$19,141	$(869)	$105

2012 compared to 2011. We continue to achieve savings in many categories of non-interest expense resulting in a reduction in non-interest expense of $869 thousand from $19.2 million during the twelve months ended December 31, 2011 to $18.4 million during 2012. Significant reductions in salary and benefits expense, FDIC insurance, loss on sale of OREO, OREO expense, and postage were partially offset by an increase in the provision for changes in valuation of OREO of $328 thousand, an increase in outside service fees of $233 thousand, an increase in professional fees of $145 thousand and an increase in insurance expense of $78 thousand.

Salaries and employee benefits decreased by $227 thousand related to a decline of $80 thousand in commission expense, $88 thousand in medical and dental insurance expense (group insurance), $50 thousand in workers compensation expense and an increase of $247 thousand in deferred loan origination costs partially offset by an increase of $92 thousand in salary continuation expense and $131 thousand in stock compensation expense. Commission expense, which relates to government-guaranteed lending personnel, decreased by $80 thousand consistent with the decline in government-guaranteed loan sales during the comparison periods. The decrease in group insurance was mostly related to a decline in employees enrolled in the insurance plans. The decrease in workers compensation was related to changing providers. Previously we were members of a small group plan and our premiums were adversely affected by claims within the group. We have exited this plan and have seen a considerable reduction in workers compensation premiums. Related to an increase in lending activity, the deferral of loan origination costs increased by $247 thousand.

During 2012, related to a significant reduction in long term market interest rates, we reduced the discount rates used in calculating the present value of our salary continuation liabilities. This had the effect of increasing salary continuation expense by $195 thousand. Absent this adjustment salary continuation expense would have declined by $103 thousand, as salary continuation expense during 2011 included a one-time adjustment to reflect the early retirement of the Company’s Chief Credit officer. Employee stock compensation expense increased by $131 thousand from a credit of $38 thousand during 2011 to expense of $93 thousand during the current period. The credit in stock compensation expense during the 2011 period was related to a revision in the estimated forfeiture rate. We expect a reduction in stock compensation expense in 2013 as the unamortized balance continues to decline.

A decline of $486 thousand in FDIC insurance expense relates to a decline in the rate charged Plumas Bank by the FDIC. This decline in rate includes a change in the assessment base and assessment rate under new rules enacted pursuant to the Dodd-Frank Wall Street Reform and Consumer Protection Act. These new rules changed the assessment base from total deposits to average total assets less tangible capital, but also significantly lowered the assessment rates, causing a net favorable impact on our FDIC insurance premiums.

OREO represents real property taken by the Bank either through foreclosure or through a deed in lieu thereof from the borrower. Loss on sale of OREO totaled $16 thousand during the twelve months ended December 31, 2012, a decrease of $590 thousand from the $606 thousand incurred in 2011. In the second quarter of 2011 the Bank sold its largest OREO holding which represented approximately half of its OREO holdings at that time. The Bank incurred a $617 thousand loss on sale of this large OREO holding in 2011.

OREO expense declined by $235 thousand from $422 thousand during 2011 to $187 thousand for the year ended December 31, 2012. OREO expense benefited from a decline in OREO balances in 2012. In addition, 2011 OREO expense was adversely affected by significant cleanup costs on one property and considerable legal costs related to another property. Both of these properties where sold during 2011.

Postage declined by $86 thousand related to the outsourcing of our statement processing activities during 2012. Effective with the outsourcing, the cost of mailing statements, notices and similar documents is included in outside service costs.

When other real estate is acquired, any excess of the Bank’s recorded investment in the loan balance and accrued interest income over the estimated fair market value of the property less costs to sell is charged against the allowance for loan losses. A valuation allowance for losses on other real estate is maintained to provide for temporary declines in value. The allowance is established through a provision for subsequent losses on other real estate which is included in other expenses. Subsequent gains or losses on sales or write-downs resulting from permanent impairment are recorded in other income or expenses as incurred. The $907 thousand in OREO provision, an increase of $328 thousand from $579 thousand during the twelve months ended December 31, 2011, was related to a decline in the value of twenty-one properties based on appraisals received during 2012. Of these twenty-one properties, seven have been sold and the remaining fourteen represent 61% of the Bank’s OREO balance as of December 31, 2012.

The largest component of the $233 thousand increase in outside service costs was $112 thousand in costs related to the outsourcing of our statement processing operations in June, 2012. The Company anticipates meaningful savings, related to the statement outsourcing. During 2012 the Bank modernized its ATM network by purchasing new ATM machines which have the ability to accept currency and checks and provide an imaged receipt. A large portion of the remaining increase in outside service costs relates to maintaining these advanced machines which are considerably more complicated than our previous ATMs many of which were over ten years old. The $145 thousand increase in professional fees mostly relates to an increase in consulting costs in the Company’s data processing and network administration functions. Insurance expense was abnormally low during 2011 as it included the reversal of the accrual for split dollar life insurance for the Bank’s former Chief Credit Officer who forfeited his right to this insurance when he left the Bank prior to reaching the age of sixty-five.

2011 compared to 2010. While we have achieved savings in many categories of non-interest expense these were offset in 2011 by an increase of $649 thousand in loss on sale of OREO. Non-interest expense increased by $105 thousand from $19.1 million during the year ended December 31, 2010 to $19.2 million during 2011.

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

Outside service fees increased by $58 thousand which mostly relates to our on-line banking and bill payment platform. FDIC insurance costs increased related to an increase in the rate the FDIC charges Plumas Bank. Professional fees increased by $143 thousand the largest portion of which was related to an increase in consulting cost of $97 thousand. During the second half of 2011 we contracted with an outside party to provide assistance in the management of our nonperforming assets. Total costs incurred related to this consultant were $42 thousand. In addition we incurred $21 thousand in costs related to an outside management study.

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

The provision for OREO losses increased by $223 thousand related to one land development property that, based on a 2011 appraisal, declined in value by $417 thousand. At December 31, 2011, this property had a value of approximately $1 million. OREO carrying costs declined by $151 thousand from $573 thousand during 2010 to $422 thousand during 2011. These savings were primarily related to property taxes on OREO properties and refunds on prior year tax payments related to some of our OREO properties being reassessed.

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

Provision for Income Taxes. The Company recorded an income tax provision of $1.1 million, or 35.4% of pre-tax income for the year ended December 31, 2012. During 2011 the Company recorded an income tax provision of $295 thousand, or 23.9% of pre-tax income for the year ended December 31, 2011. The percentages for 2012 and 2011 differ from the statutory rate as tax exempt income such as earnings on Bank owned life insurance, municipal loan interest, and in the state of California enterprise zone interest decrease taxable income.

Deferred tax assets and liabilities are recognized for the tax consequences of temporary differences between the reported amount of assets and liabilities and their tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The determination of the amount of deferred income tax assets which are more likely than not to be realized is primarily dependent on projections of future earnings, which are subject to uncertainty and estimates that may change given economic conditions and other factors. The realization of deferred income tax assets is assessed and a valuation allowance is recorded if it is "more likely than not" that all or a portion of the deferred tax asset will not be realized. "More likely than not" is defined as greater than a 50% chance. All available evidence, both positive and negative is considered to determine whether, based on the weight of that evidence, a valuation allowance is needed.

As part of its analysis, the Company considered the following positive evidence:

•	The Company has a long history of earnings and profitability.

•

The Company has been profitable for each of the years in the three year period ended December 31, 2012. Additionally, the Company is projecting future taxable and book income will be generated by operations.

•	The volume of potential problem loans in the Company’s loan portfolio has significantly decreased.

•	The Company does not have a history of net operating losses carry forwards or tax credits expiring unused.

Based upon the analysis of available evidence, management has determined that it is "more likely than not" that all deferred income tax assets as of December 31, 2012 and 2011 will be fully realized and therefore no valuation allowance was recorded.

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

The Company’s largest lending categories are commercial real estate loans, agricultural loans and residential real estate loans. These categories accounted for approximately 44.3%, 11.1% and 11.0%, respectively of the Company's total loan portfolio at December 31, 2012, and approximately 40.6%, 13.2% and 13.3%, respectively of the Company's total loan portfolio at December 31, 2011. Construction and land development loans continue to decline and represented 5.0% and 5.8% of the loan portfolio as of December 31, 2012 and December 31, 2011, respectively. The construction and land development portfolio component has been identified by Management as a higher-risk loan category. The quality of the construction and land development category is highly dependent on property values both in terms of the likelihood of repayment once the property is transacted by the current owner as well as the level of collateral the Company has securing the loan in the event of default. Loans in this category are characterized by the speculative nature of commercial and residential development properties and can include property in various stages of development from raw land to finished lots. The decline in these loans as a percentage of the Company’s loan portfolio reflects management’s continued efforts, which began in 2009, to reduce its exposure to construction and land development loans due to the severe valuation decrease in the real estate market.

The Company’s real estate related loans, including real estate mortgage loans, real estate construction loans, consumer equity lines of credit, and agricultural loans secured by real estate comprised 78% and 81% of the total loan portfolio at December 31, 2012 and December 31, 2011, respectively. Moreover, the business activities of the Company currently are focused in the California counties of Plumas, Nevada, Placer, Lassen, Modoc, Shasta, Sierra and in Washoe County in Northern Nevada. Consequently, the results of operations and financial condition of the Company are dependent upon the general trends in these economies and, in particular, the residential and commercial real estate markets. In addition, the concentration of the Company's operations in these areas of Northeastern California and Northwestern Nevada exposes it to greater risk than other banking companies with a wider geographic base in the event of catastrophes, such as earthquakes, fires and floods in these regions.

The rates of interest charged on variable rate loans are set at specific increments in relation to the Company's lending rate or other indexes such as the published prime interest rate or U.S. Treasury rates and vary with changes in these indexes. At December 31, 2012 and December 31, 2011, approximately 73% of the Company's loan portfolio was comprised of variable rate loans. While real estate mortgage, commercial and consumer lending remain the foundation of the Company's historical loan mix, some changes in the mix have occurred due to the changing economic environment and the resulting change in demand for certain loan types. In addition, the Company remains committed to the agricultural industry in Northeastern California and will continue to pursue high quality agricultural loans. Agricultural loans include both commercial and commercial real estate loans. The Company’s agricultural loan balances totaled $35 million at December 31, 2012 and $39 million at December 31, 2011.

The following table sets forth the amounts of loans outstanding by category as of the dates indicated.

	At December 31,
	2012	2011	2010	2009	2008
	(dollars in thousands)
Real estate – mortgage	$174,212	$158,431	$162,513	$161,397	$151,943
Real estate – construction and land development	15,801	17,063	31,199	38,061	73,820
Commercial	29,552	30,235	33,433	37,056	42,528
Consumer (1)	60,368	49,268	48,586	54,442	61,706
Agriculture (2)	35,124	38,868	38,469	41,722	36,020

Total loans	315,057	293,865	314,200	332,678	366,017
Less:
Deferred costs	(900)	(475)	(275)	(298)	(279)
Allowance for loan losses	5,686	6,908	7,324	9,568	7,224

Net loans	$310,271	$287,432	$307,151	$323,408	$359,072

(1)	Includes equity lines of credit
(2)	Includes agriculture real estate

The following table sets forth the maturity of gross loan categories as of December 31, 2012. Also provided with respect to such loans are the amounts due after one year, classified according to sensitivity to changes in interest rates:

	Within One Year	After One Through Five Years	After Five Years	Total
	(dollars in thousands)
Real estate – mortgage	$12,051	$44,623	$117,538	$174,212
Real estate – construction and land development	7,684	4,709	3,408	15,801
Commercial	6,489	13,336	9,727	29,552
Consumer	6,238	22,102	32,028	60,368
Agriculture	12,783	9,303	13,038	35,124

Total	$45,245	$94,073	$175,739	$315,057

Loans maturing after one year with:
Fixed interest rates		$34,873	$37,514	$72,387
Variable interest rates		59,200	138,225	167,425

Total		$94,073	$175,739	$269,812

Analysis of Asset Quality and Allowance for Loan Losses. The Company attempts to minimize credit risk through its underwriting and credit review policies. The Company’s credit review process includes internally prepared credit reviews as well as contracting with an outside firm to conduct periodic credit reviews. The Company’s management and lending officers evaluate the loss exposure of classified and impaired loans on a quarterly basis, or more frequently as loan conditions change. The Management Asset Resolution Committee (MARC) reviews the asset quality of criticized loans on a monthly basis and reports the findings to the full Board of Directors. The Board’s Loan Committee reviews the asset quality of new loans on a monthly basis and reports the findings to the full Board of Directors. In management's opinion, this loan review system helps facilitate the early identification of potential criticized loans.

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

The allowance for loan losses is established through charges to earnings in the form of the provision for loan losses. Loan losses are charged to and recoveries are credited to the allowance for loan losses. The allowance for loan losses is maintained at a level deemed appropriate by management to provide for known and inherent risks in the loan portfolio. The adequacy of the allowance for loan losses is based upon management's continuing assessment of various factors affecting the collectability of loans; including current economic conditions, maturity of the portfolio, size of the portfolio, industry concentrations, borrower credit history, collateral, the existing allowance for loan losses, independent credit reviews, current charges and recoveries to the allowance for loan losses and the overall quality of the portfolio as determined by management, regulatory agencies, and independent credit review consultants retained by the Company. There is no precise method of predicting specific losses or amounts which may ultimately be charged off on particular segments of the loan portfolio. The collectability of a loan is subjective to some degree, but must relate to the borrower’s financial condition, cash flow, quality of the borrower’s management expertise, collateral and guarantees, and state of the local economy.

Formula allocations are calculated by applying loss factors to outstanding loans with similar characteristics. Loss factors are based on the Company’s historical loss experience as adjusted for changes in the business cycle and may be adjusted for significant factors that, in management's judgment, affect the collectability of the portfolio as of the evaluation date. Effective for the third quarter of 2012, the Company modified its method of estimating the allowance for loan losses for non-impaired loans. This modification incorporated historical losses from the beginning of the latest business cycle. Previously we utilized historical loss experience based on a rolling eight quarters ending with the most recently completed calendar quarter. This modification had the effect of increasing the required allowance by approximately $250,000 for 2012 related to the expanded historical loss period. The Company believes that, given the recent trend in historical losses, it was prudent to increase the period examined and that a full business cycle was the appropriate period.

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

The following table provides certain information for the years indicated with respect to the Company's allowance for loan losses as well as charge-off and recovery activity.

	For the Year Ended December 31,
	2012	2011	2010	2009	2008
	(dollars in thousands)
Balance at beginning of period	$6,908	$7,324	$9,568	$7,224	$4,211

Charge-offs:
Commercial and agricultural	1,159	539	1,219	663	477
Real estate mortgage	616	483	3,105	1,145	95
Real estate construction	1,524	2,603	3,617	10,133	522
Consumer	602	622	408	559	689

Total charge-offs	3,901	4,247	8,349	12,500	1,783

Recoveries:
Commercial and agricultural	66	199	26	18	11
Real estate mortgage	8	18	396	8	14
Real estate construction	81	5	65	90	—
Consumer	174	109	118	228	171

Total recoveries	329	331	605	344	196

Net charge-offs	3,572	3,916	7,744	12,156	1,587
Provision for loan losses	2,350	3,500	5,500	14,500	4,600

Balance at end of period	$5,686	$6,908	$7,324	$9,568	$7,224

Net charge-offs during the period to average loans	1.18%	1.29%	2.39%	3.43%	0.45%
Allowance for loan losses to total loans	1.80%	2.35%	2.33%	2.88%	1.97%

During the year ended December 31, 2012 we recorded a provision for loan losses of $2.35 million down $1.15 million from the $3.50 million provision recorded during the year ended December 31, 2011. Net charge-offs totaled $3.6 million during the year ended December 31, 2012 and $3.9 million during 2011. Net charge-offs as a percentage of average loans decreased from 1.29% during 2011 to 1.18% during the year ended December 31, 2012.

The following table provides a breakdown of the allowance for loan losses:

	Balance at End of Period	Percent of Loans in Each Category to Total Loans	Balance at End of Period	Percent of Loans in Each Category to Total Loans
	2012	2012	2011	2011
Commercial and agricultural	1,014	20.5%	1,355	23.5%
Real estate mortgage	2,550	55.3%	2,623	53.9%
Real estate construction	950	5.0%	2,006	5.8%
Consumer (includes equity LOC & Auto)	1,172	19.2%	924	16.8%

Total	5,686	100.0%	6,908	100.0%

The allowance for loan losses totaled $5.7 million at December 31, 2012 and $6.9 million at December 31, 2011. Specific reserves related to impaired loans decreased from $2.1 million at December 31, 2011 to $1.2 million at December 31, 2012. This decline in specific reserves is reflected in the $3.6 million in net charge-offs during 2012. At least quarterly the Company evaluates each specific reserve and if it determines that the loss represented by the specific reserve is uncollectable it reverses the specific reserve and takes a partial charge-off in its place. General reserves decreased by $342 thousand to $4.5 million at December 31, 2012. Related to a decline in specific and general reserves, the allowance for loan losses as a percentage of total loans decreased from 2.35% at December 31, 2011 to 1.80% at December 31, 2012. The percentage of general reserves to unimpaired loans decreased from 1.80% at December 31, 2011 to 1.52% at December 31, 2012 primarily related to a decrease in the historical charge-off rate.

The Company places loans 90 days or more past due on nonaccrual status unless the loan is well secured and in the process of collection. A loan is considered to be in the process of collection if, based on a probable specific event, it is expected that the loan will be repaid or brought current. Generally, this collection period would not exceed 90 days. When a loan is placed on nonaccrual status the Company's general policy is to reverse and charge against current income previously accrued but unpaid interest. Interest income on such loans is subsequently recognized only to the extent that cash is received and future collection of principal is deemed by management to be probable. Where the collectability of the principal or interest on a loan is considered to be doubtful by management, it is placed on nonaccrual status prior to becoming 90 days delinquent.

Impaired loans are measured based on the present value of the expected future cash flows discounted at the loan's effective interest rate or the fair value of the collateral if the loan is collateral dependent. The amount of impaired loans is not directly comparable to the amount of nonperforming loans disclosed later in this section. The primary difference between impaired loans and nonperforming loans is that impaired loan recognition considers not only loans 90 days or more past due, restructured loans and nonaccrual loans but also may include identified problem loans other than delinquent loans where it is considered probable that we will not collect all amounts due to us (including both principal and interest) in accordance with the contractual terms of the loan agreement.

A restructuring of a debt constitutes a troubled debt restructuring (TDR) if the Company, for economic or legal reasons related to the debtor's financial difficulties, grants a concession to the debtor that it would not otherwise consider. Restructured workout loans typically present an elevated level of credit risk as the borrowers are not able to perform according to the original contractual terms. Loans that are reported as TDRs are considered impaired and measured for impairment as described above.

Loans restructured and in compliance with modified terms totaled $9.3 million, $8.4 million, $2.0 million and $3.4 million at December 31, 2012, 2011, 2010 and 2009, respectively. There were no troubled debt restructurings at December 31, 2008. For additional information related to restructured loans see Note 6 of the Company’s Consolidated Financial Statements in Item 8 – Financial Statements and Supplementary Data of this Annual Report on Form 10K.

The following table sets forth the amount of the Company's nonperforming assets as of the dates indicated.

	At December 31,
	2012	2011	2010	2009	2008
	(dollars in thousands)
Nonaccrual loans	$13,683	$16,757	$25,313	$14,263	$26,444
Loans past due 90 days or more and still accruing	15	72	45	28	297

Total nonperforming loans	13,698	16,829	25,358	14,291	26,741
Other real estate owned	5,295	8,623	8,867	11,204	4,148
Other vehicles owned	41	57	17	65	129

Total nonperforming assets	$19,034	$25,509	$34,242	$25,560	$31,018

Interest income forgone on nonaccrual loans	$646	$510	$1,021	$568	$576
Interest income recorded on a cash basis on nonaccrual loans	$192	$285	$608	$369	$74
Nonperforming loans to total loans	4.35%	5.73%	8.07%	4.30%	7.31%
Nonperforming assets to total assets	3.98%	5.60%	7.07%	4.84%	6.78%

Nonperforming loans at December 31, 2012 were $13.7 million, a decrease of $3.1 million from the $16.8 million balance at December 31, 2011. The decline of $3.1 million includes $1.3 million in loans transferred to OREO, charge-offs and principal repayments on nonperforming loans partially offset by $5.6 million in additional loans placed on nonperforming status. Specific reserves on nonaccrual loans totaled $976 thousand at December 31, 2012 and $1.3 million at December 31, 2011, respectively. Performing loans past due thirty to eighty-nine days decreased from $5.1 million at December 31, 2011 to $2.8 million at December 31, 2012.

A substandard loan is not adequately protected by the current sound worth and paying capacity of the borrower or the value of the collateral pledged, if any. Total substandard loans decreased by $10.6 million from $29.2 million at December 31, 2011 to $18.6 million at December 31, 2012. Loans classified as watch decreased as well from $10.7 million at December 31, 2011 to $6.7 million at December 31, 2012. At December 31, 2012, $8.4 million of performing loans were classified as substandard. Further deterioration in the credit quality of individual performing substandard loans or other adverse circumstances could result in the need to place these loans on nonperforming status.

At December 31, 2012 and December 31, 2011, the Company's recorded investment in impaired loans totaled $18.8 million and $24.4 million, respectively. The specific allowance for loan losses related to impaired loans totaled $1.2 million and $2.1 million at December 31, 2012 and December 31, 2011, respectively. Additionally, $3.0 million has been charged off against the impaired loans at December 31, 2012 and $940 thousand at December 31 2011.

It is the policy of management to make additions to the allowance for loan losses so that it remains appropriate to absorb the inherent risk of loss in the portfolio. Management believes that the allowance at December 31, 2012 is appropriate. However, the determination of the amount of the allowance is judgmental and subject to economic conditions which cannot be predicted with certainty. Accordingly, the Company cannot predict whether charge-offs of loans in excess of the allowance may occur in future periods.

OREO represents real property taken by the Bank either through foreclosure or through a deed in lieu thereof from the borrower. Repossessed assets include vehicles and other commercial assets acquired under agreements with delinquent borrowers. Repossessed assets and OREO are carried at fair market value, less selling costs. OREO holdings represented forty properties totaling $5.3 million at December 31, 2012 and forty-four properties totaling $8.6 million at December 31, 2011. During June, 2011 the Bank sold its largest OREO holding which represented $4.3 million, or 48% of the total balance in OREO at January 1, 2011. The Bank incurred a $617 thousand loss on this 2011sale; however, management believes the loss was prudent given the significant affect this transaction had in decreasing nonperforming assets. Nonperforming assets as a percentage of total assets were 3.98% at December 31, 2012 and 5.60% at December 31, 2011.

The following table provides a summary of the change in the OREO balance for the years ended December 31, 2012 and 2011:

	2012	2011
	(in thousands)
Beginning Balance	$8,623	$8,867
Additions	1,309	5,825
Dispositions	(3,730)	(5,490)
Write-downs	(907)	(579)

Ending Balance	$5,295	$8,623

Investment Portfolio and Federal Funds Sold. Total investment securities increased by $23.0 million from $57.9 million at December 31, 2011 to $80.9 million as of December 31, 2012. The increase in investment securities is consistent with our asset/liability management policy as we chose to reduce excess balances held at the FRB in order to increase our return on these balances.

The investment portfolio at December 31, 2012 and 2011 was invested entirely in U.S. Government-sponsored agencies. There were no Federal funds sold at December 31, 2012 or 2011; however, the Bank maintained interest earning balances at the Federal Reserve Bank (FRB) totaling $24.5 million at December 31, 2012 and $47.8 million at December 31, 2011, respectively. These balances currently earn 25 basis points.

The Company classifies its investment securities as available-for-sale or held-to-maturity. Currently all securities are classified as available-for-sale. Securities classified as available-for-sale may be sold to implement the Company's asset/liability management strategies and in response to changes in interest rates, prepayment rates and similar factors.

The following tables summarize the values of the Company's investment securities held on the dates indicated:

	December 31,
	2012	2011	2010
Available-for-sale (fair value)	(dollars in thousands)
U.S. Treasuries	$—	$—	$1,032
U.S. Government-sponsored agencies	38,442	32,777	40,430
U.S. Government-sponsored agency residential mortgage-backed securities	42,522	25,140	21,273
Municipal obligations	—	—	282

Total	$80,964	$57,917	$63,017

The following table summarizes the maturities of the Company's securities at their carrying value, which represents fair value, and their weighted average tax equivalent yields at December 31, 2012.

(dollars in thousands)	Within One Year		After One Through Five Years		After Five Through Ten Years		After Ten Years		Total
Available-for-sale (Fair Value)	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
U.S. Government- sponsored agencies	$1,008	1.13%	$37,434	0.87%	—	—%	—	—%	$38,442	0.87%
U.S. Government-sponsored agency residential mortgage-backed securities	—	—%	—	—%	$5,883	1.51%	$36,639	1.76%	42,522	1.73%

Total	$1,008	1.13%	$37,434	0.87%	$5,883	1.51%	$36,639	1.76%	$80,964	1.32%

Deposits. Total deposits were $411.5 million as of December 31, 2012, up $20.4 million, or 5%, from the December 31, 2011 balance of $391.1 million. Non-interest bearing demand deposits increased by $17.7 million, interest bearing transaction accounts (NOW) increased by $1.4 million, savings accounts increased by $6.2 million and money market accounts increased by $4.9 million. Time deposits declined by $9.8 million. We attribute much of the reduction in time to the unusually low interest rate environment as we have seen a movement out of time into more liquid deposits types.

The Company continues to manage the mix of its deposits consistent with its identity as a community bank serving the financial needs of its customers. The deposit mix changed slightly from December 31, 2011 as time deposits and NOW accounts declined as a percentage of total deposits and we had an increase in other deposit types. Non-interest bearing demand deposits were 35% of total deposits at December 31, 2012 and 32% of total deposits at December 31, 2011. Interest bearing transaction accounts were 20% of total deposits at December 31, 2012 and 21% of total deposits at December 31, 2011. Money market and savings deposits totaled 28% of total deposits at December 31, 2012 and 26% at December 31, 2011. Time deposits were 17% of total deposits at December 31, 2012 and 21% of total deposits at December 31, 2011.

Deposits represent the Bank's primary source of funds. Deposits are primarily core deposits in that they are demand, savings and time deposits generated from local businesses and individuals. These sources are considered to be relatively stable, long-term relationships thereby enhancing steady growth of the deposit base without major fluctuations in overall deposit balances. The Company experiences, to a small degree, some seasonality with the slower growth period between November through April, and the higher growth period from May through October. In order to assist in meeting any funding demands, the Company maintains a secured borrowing arrangement with the Federal Home Loan Bank of San Francisco. There were no brokered deposits at December 31, 2012 or 2011.

The Company's time deposits of $100,000 or more had the following schedule of maturities at December 31, 2012:

(dollars in thousands)
Amount
Remaining Maturity:
Three months or less	$10,797
Over three months to six months	4,305
Over six months to 12 months	6,398
Over 12 months	6,386

Total	$27,886

Time deposits of $100,000 or more are generally from the Company's local business and individual customer base. The potential impact on the Company's liquidity from the withdrawal of these deposits is discussed at the Company's asset and liability management committee meetings, and is considered to be minimal.

Short-term Borrowing Arrangements.

The Company is a member of the FHLB and can borrow up to $98,000,000 from the FHLB secured by commercial and residential mortgage loans with carrying values totaling $191,000,000. The Company is required to hold FHLB stock as a condition of membership. At December 31, 2012, the Company held $1,950,000 of FHLB stock which is recorded as a component of other assets. At this level of stock holdings the Company can borrow up to $41,000,000. There were no borrowings outstanding as of December 31, 2012. To borrow the $98,000,000 in available credit the Company would need to purchase $2,661,000 in additional FHLB stock.

Repurchase Agreements.

In 2011 Plumas Bank introduced a new product for its larger business customers which use repurchase agreements as an alternative to interest-bearing deposits. The balance in this product at December 31, 2012 was $7.4 million. Interest paid on this product is similar to that which can be earned on the Bank’s premium money market account; however, these are not deposits and are not FDIC insured.

Capital Resources

Shareholders' equity as of December 31, 2012 totaled $41.9 million up from $39.6 million as of December 31, 2011.

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

It is the policy of the Company to periodically distribute excess retained earnings to the shareholders through the payment of cash dividends. Such dividends help promote shareholder value and capital adequacy by enhancing the marketability of the Company’s stock. All authority to provide a return to the shareholders in the form of a cash or stock dividend or split rests with the Board of Directors (the “Board). The Board will periodically, but on no regular schedule, review the appropriateness of a cash dividend payment. Banking regulations limit the amount of dividends that may be paid without prior approval of regulatory agencies. No common cash dividends were paid in 2009, 2010, 2011, or 2012 and none are anticipated to be paid in 2013.

The Company is subject to various restrictions on the payment of dividends.

At the request of the FRB, Plumas Bancorp deferred its regularly scheduled quarterly interest payments on its outstanding junior subordinated debentures relating to its two trust preferred securities and suspended quarterly cash dividend payments on its Series A Preferred Stock. Therefore, Plumas Bancorp is currently in arrears with the dividend payments on the Series A Preferred Stock and interest payments on the junior subordinated debentures as permitted by the related agreements. As of December 31, 2012 the amount of the arrearage on the dividend payments of the Series A Preferred Stock is $1,643 thousand representing eleven quarterly payments and the amount of the arrearage on the payments on the subordinated debt associated with the trust preferred securities is $906 thousand also representing eleven quarterly payments.

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

The following tables present the capital ratios for the Company and the Bank compared to the standards for bank holding companies and the regulatory minimum requirements for depository institutions as of December 31, 2012 and 2011 (amounts in thousands except percentage amounts).

	December 31, 2012		December 31, 2011
	Amount	Ratio	Amount	Ratio
Tier 1 Leverage Ratio
Plumas Bancorp and Subsidiary	$49,052	10.3%	$45,024	9.8%
Minimum regulatory requirement	19,040	4.0%	18,313	4.0%
Plumas Bank	49,662	10.4%	45,073	9.8%
Minimum requirement for “Well-Capitalized” institution under the prompt corrective action regulation	23,852	5.0%	22,882	5.0%
Minimum regulatory requirement	19,032	4.0%	18,305	4.0%
Tier 1 Risk-Based Capital Ratio
Plumas Bancorp and Subsidiary	49,052	13.9%	45,024	13.7%
Minimum regulatory requirement	14,143	4.0%	13,149	4.0%
Plumas Bank	49,662	14.1%	45,073	13.7%
Minimum requirement for “Well-Capitalized” institution under the prompt corrective action regulation	21,200	6.0%	19,710	6.0%
Minimum regulatory requirement	14,133	4.0%	13,140	4.0%
Total Risk-Based Capital Ratio
Plumas Bancorp and Subsidiary	53,489	15.1%	49,169	15.0%
Minimum regulatory requirement	28,286	8.0%	26,298	8.0%
Plumas Bank	54,096	15.3%	49,215	15.0%
Minimum requirement for “Well-Capitalized” institution under the prompt corrective action regulation	35,333	10.0%	32,850	10.0%
Minimum regulatory requirement	28,266	8.0%	26,280	8.0%

Management believes that the Company and the Bank currently meet their entire capital adequacy requirements.

The current and projected capital positions of the Company and the Bank and the impact of capital plans and long-term strategies are reviewed regularly by management. The Company policy is to maintain the Bank’s ratios above the prescribed well-capitalized leverage, Tier 1 risk-based and total risk-based capital ratios of 5%, 6% and 10%, respectively, at all times.

New Proposed Capital Rules. During 2012 the federal bank regulatory agencies issued joint proposed rules that implement Basel III regulatory capital reforms and changes required by the Reform Act. "Basel III" refers to two consultative documents released by the Basel Committee on Banking Supervision in December 2009, the rules text released in December 2010 and loss absorbency rules issued in January 2011, which include significant changes to bank capital, leverage and liquidity requirements. The proposed rules received extensive comments. In a joint press release issued in November 2012, the agencies stated that they do not expect any of the proposed rules to become effective on the original target date of January 1, 2013. Industry participants are expecting further guidance in early 2013. Management has completed a preliminary assessment of the impact of the proposed rules and believes Plumas Bank's ratios would be in compliance with the requirements of the proposed rules if they were presently in effect.

Off-Balance Sheet Arrangements

Loan Commitments. In the normal course of business, there are various commitments outstanding to extend credits that are not reflected in the financial statements. Commitments to extend credit and letters of credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Annual review of commercial credit lines, letters of credit and ongoing monitoring of outstanding balances reduces the risk of loss associated with these commitments. As of December 31, 2012, the Company had $76.0 million in unfunded loan commitments and $110 thousand in letters of credit. This compares to $79.2 million in unfunded loan commitments and $50 thousand in letters of credit at December 31, 2011. Of the $76.0 million in unfunded loan commitments, $34.3 million and $41.7 million represented commitments to commercial and consumer customers, respectively. Of the total unfunded commitments at December 31, 2012, $33.2 million were secured by real estate, of which $7.8 million was secured by commercial real estate and $25.4 million was secured by residential real estate in the form of equity lines of credit. The commercial loan commitments not secured by real estate primarily represent business lines of credit, while the consumer loan commitments not secured by real estate primarily represent revolving credit card lines and overdraft protection lines. Since some of the commitments are expected to expire without being drawn upon the total commitment amounts do not necessarily represent future cash requirements.

Operating Leases. The Company leases one depository branch, two lending offices and one loan administration office and two non-branch automated teller machine locations. Total rental expenses under all operating leases were $153,000 and $150,000 during the years ended December, 31, 2012 and 2011, respectively. The expiration dates of the leases vary, with the first such lease expiring during 2013 and the last such lease expiring during 2015.

Liquidity

The Company manages its liquidity to provide the ability to generate funds to support asset growth, meet deposit withdrawals (both anticipated and unanticipated), fund customers' borrowing needs, satisfy maturity of short-term borrowings and maintain reserve requirements. The Company’s liquidity needs are managed using assets or liabilities, or both. On the asset side, in addition to cash and due from banks, the Company maintains an investment portfolio which includes unpledged U.S. Government-sponsored agency securities that are classified as available-for-sale. On the liability side, liquidity needs are managed by charging competitive offering rates on deposit products and the use of established lines of credit.

The Company is a member of the FHLB and can borrow up to $98,000,000 from the FHLB secured by commercial and residential mortgage loans with carrying values totaling $191,000,000. The Company is required to hold FHLB stock as a condition of membership. At December 31, 2012, the Company held $1,950,000 of FHLB stock which is recorded as a component of other assets. At this level of stock holdings the Company can borrow up to $41,000,000. There were no borrowings outstanding as of December 31, 2012. To borrow the $98,000,000 in available credit the Company would need to purchase $2,661,000 in additional FHLB stock.

Customer deposits are the Company’s primary source of funds. Total deposits were $411.5 million as of December 31, 2012, up $20.4 million, or 5%, from the December 31, 2011 balance of $391.1 million. Deposits are held in various forms with varying maturities. The Company’s securities portfolio, Federal funds sold, Federal Home Loan Bank advances, and cash and due from banks serve as the primary sources of liquidity, providing adequate funding for loans during periods of high loan demand. During periods of decreased lending, funds obtained from the maturing or sale of investments, loan payments, and new deposits are invested in short-term earning assets, such as cash held at the FRB, Federal funds sold and investment securities, to serve as a source of funding for future loan growth. Management believes that the Company’s available sources of funds, including borrowings, will provide adequate liquidity for its operations in the foreseeable future.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a smaller reporting company we are not required to provide the information required by this item.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The following consolidated financial statements of Plumas Bancorp and subsidiary, and report of the independent registered public accounting firm are included in the Annual Report of Plumas Bancorp to its shareholders for the years ended December 31, 2012, 2011 and 2010.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders

Plumas Bancorp and Subsidiary

Quincy, California

We have audited the accompanying consolidated balance sheets of Plumas Bancorp and subsidiary (the "Company") as of December 31, 2012 and 2011, and the related consolidated statements of income, comprehensive income, changes in shareholders' equity and cash flows for each of the two years in the period ended December 31, 2012. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Plumas Bancorp and subsidiary as of December 31, 2012 and 2011, and the results of its operations and its cash flows for the two years in the period ended December 31, 2012, in conformity with U.S. generally accepted accounting principles.

/s/ Crowe Horwath LLP

Sacramento, California

March 22, 2013

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders

Plumas Bancorp and Subsidiary

Quincy, California

We have audited the accompanying consolidated statement of income of Plumas Bancorp and subsidiary (the "Company") and the related consolidated statements of comprehensive income, changes in shareholders' equity, and cash flows for the year ended December 31, 2010. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of Plumas Bancorp and subsidiary for the year ended December 31, 2010, in conformity with U.S. generally accepted accounting principles.

/s/ Perry-Smith LLP

Sacramento, California

March 23, 2011

PLUMAS BANCORP AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

December 31, 2012 and 2011

	2012	2011
ASSETS
Cash and cash equivalents	$44,675,000	$63,076,000
Investment securities	80,964,000	57,917,000
Loans, less allowance for loan losses of $5,686,000 in 2012 and $6,908,000 in 2011	310,271,000	287,432,000
Premises and equipment, net	13,271,000	13,457,000
Bank owned life insurance	11,160,000	10,815,000
Other real estate and vehicles acquired through foreclosure	5,336,000	8,680,000
Accrued interest receivable and other assets	12,125,000	13,972,000

Total assets	$477,802,000	$455,349,000

LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits:
Non-interest bearing	$143,646,000	$125,931,000
Interest bearing	267,916,000	265,209,000

Total deposits	411,562,000	391,140,000
Repurchase agreements	7,377,000	8,279,000
Accrued interest payable and other liabilities	6,703,000	5,986,000
Junior subordinated deferrable interest debentures	10,310,000	10,310,000

Total liabilities	435,952,000	415,715,000

Commitments and contingencies (Note 12)
Shareholders’ equity:
Serial preferred stock—no par value; 10,000,000 shares authorized; 11,949 issued and outstanding at December 31, 2012 and 2011; aggregate liquidation value of $13,667,000 at December 31, 2012	11,855,000	11,769,000
Common stock—no par value; 22,500,000 shares authorized; issued and outstanding—4,776,339 shares at December 31, 2012 and 2011	6,093,000	5,998,000
Retained earnings	23,573,000	21,709,000
Accumulated other comprehensive income	329,000	158,000

Total shareholders’ equity	41,850,000	39,634,000

Total liabilities and shareholders’ equity	$477,802,000	$455,349,000

The accompanying notes are an integral

part of these consolidated financial statements.

PLUMAS BANCORP AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME

For the Years Ended December 31, 2012, 2011 and 2010

	2012	2011	2010
Interest income:
Interest and fees on loans	$17,427,000	$17,400,000	$18,860,000
Interest on investment securities:
Taxable	892,000	1,138,000	1,649,000
Exempt from Federal income taxes	—	6,000	123,000
Other	106,000	124,000	48,000

Total interest income	18,425,000	18,668,000	20,680,000

Interest expense:
Interest on deposits	847,000	1,469,000	2,696,000
Interest on borrowings	—	—	135,000
Interest on junior subordinated deferrable interest debentures	344,000	326,000	312,000
Other	83,000	53,000	4,000

Total interest expense	1,274,000	1,848,000	3,147,000

Net interest income before provision for loan losses	17,151,000	16,820,000	17,533,000
Provision for loan losses	2,350,000	3,500,000	5,500,000

Net interest income after provision for loan losses	14,801,000	13,320,000	12,033,000

Non-interest income:
Service charges	3,617,000	3,477,000	3,642,000
Gain on sale of loans	1,324,000	1,939,000	1,055,000
Gain on sale of investments	403,000	666,000	1,160,000
Earnings on bank owned life insurance policies, net	345,000	352,000	351,000
Sale of merchant processing portfolio	—	—	1,435,000
Other	907,000	728,000	825,000

Total non-interest income	6,596,000	7,162,000	8,468,000

(Continued)

PLUMAS BANCORP AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME

(Continued)

For the Years Ended December 31, 2012, 2011 and 2010

	2012	2011	2010
Non-interest expenses:
Salaries and employee benefits	$8,968,000	$9,195,000	$9,732,000
Occupancy and equipment	3,023,000	3,088,000	3,096,000
Provision for losses on other real estate	907,000	579,000	356,000
Other	5,479,000	6,384,000	5,957,000

Total non-interest expenses	18,377,000	19,246,000	19,141,000

Income before income taxes	3,020,000	1,236,000	1,360,000
Provision for income taxes	1,070,000	295,000	389,000

Net income	1,950,000	941,000	971,000
Preferred stock dividends accrued and discount accretion	(684,000)	(684,000)	(684,000)

Net income available to common shareholders	$1,266,000	$257,000	$287,000

Basic earnings per common share	$0.26	$0.05	$0.06

Diluted earnings per common share	$0.26	$0.05	$0.06

Common dividends per share	$—	$—	$—

The accompanying notes are an integral

part of these consolidated financial statements.

PLUMAS BANCORP AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

For the Years Ended December 31, 2012, 2011 and 2010

	2012	2011	2010
Net Income	$1,950,000	$941,000	$971,000
Other comprehensive income (loss):
Change in net unrealized gains	695,000	1,023,000	12,000
Less: reclassification adjustments for net gains included in net income	(403,000)	(666,000)	(1,160,000)

Net unrealized holding gains (losses)	292,000	357,000	(1,148,000)
Income tax effect	(121,000)	(147,000)	474,000

Other comprehensive income (loss)	171,000	210,000	(674,000)

Total comprehensive income	$2,121,000	$1,151,000	$297,000

The accompanying notes are an integral

part of these consolidated financial statements.

PLUMAS BANCORP AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

For the Years Ended December 31, 2012, 2011 and 2010

						Accumulated Other
	Preferred Stock		Common Stock		Retained	Comprehensive (Loss) Income	Total Shareholders’
	Shares	Amount	Shares	Amount	Earnings	(Net of Taxes)	Equity
Balance, January 1, 2010	11,949	$11,595,000	4,776,339	$5,970,000	$20,044,000	$622,000	$38,231,000
Net lncome					971,000		971,000
Other comprehensive loss						(674,000)	(674,000)
Preferred stock dividends & accretion		87,000			(684,000)		(597,000)
Stock-based compensation expense				57,000			57,000

Balance, December 31, 2010	11,949	11,682,000	4,776,339	6,027,000	20,331,000	(52,000)	37,988,000
Net lncome					941,000		941,000
Other comprehensive income						210,000	210,000
Reverse accrued dividends on preferred stock					524,000		524,000
Preferred stock accretion		87,000			(87,000)		—
Stock-based compensation expense				(29,000)			(29,000)

Balance, December 31, 2011	11,949	11,769,000	4,776,339	5,998,000	21,709,000	158,000	39,634,000
Net lncome					1,950,000		1,950,000
Other comprehensive income						171,000	171,000
Preferred stock accretion		86,000			(86,000)		—
Stock-based compensation expense				95,000			95,000

Balance, December 31, 2012	11,949	$11,855,000	4,776,339	$6,093,000	$23,573,000	$329,000	$41,850,000

The accompanying notes are an integral part of these consolidated financial statements.

PLUMAS BANCORP AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Years Ended December 31, 2012, 2011 and 2010

	2012	2011	2010
Cash flows from operating activities:
Net income	$1,950,000	$941,000	$971,000
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	2,350,000	3,500,000	5,500,000
Change in deferred loan origination costs/fees, net	(629,000)	(441,000)	(79,000)
Stock-based compensation expense	95,000	(29,000)	57,000
Depreciation and amortization	1,354,000	1,409,000	1,693,000
Amortization of investment security premiums	525,000	410,000	514,000
Accretion of investment security discounts	(5,000)	(32,000)	(55,000)
Gain on sale of investments	(403,000)	(666,000)	(1,160,000)
Gain on sale of loans held for sale	(1,324,000)	(1,939,000)	(1,055,000)
Loans originated for sale	(21,154,000)	(18,550,000)	(21,286,000)
Proceeds from loan sales	20,084,000	23,368,000	14,873,000
Provision for losses on other real estate	907,000	579,000	356,000
Proceeds from secured borrowing			4,284,000
Net loss (gain) on sale of other real estate and vehicles owned	9,000	611,000	(58,000)
Earnings on bank owned life insurance policies	(345,000)	(352,000)	(351,000)
Provision for deferred income taxes	1,042,000	259,000	385,000
Decrease in accrued interest receivable and other assets	632,000	1,575,000	5,325,000
(Decrease) increase in accrued interest payable and other liabilities	717,000	(557,000)	201,000

Net cash provided by operating activities	5,805,000	10,086,000	10,115,000

(Continued)

PLUMAS BANCORP AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Continued)

For the Years Ended December 31, 2012, 2011 and 2010

	2012	2011	2010
Cash flows from investing activities:
Proceeds from matured and called available-for-sale investment securities	$23,179,000	$29,182,000	$31,895,000
Proceeds from sale of available-for-sale securities	20,773,000	29,404,000	40,902,000
Purchases of available-for-sale investment securities	(75,214,000)	(59,247,000)	(57,238,000)
Proceeds from principal repayments from available-for-sale government-guaranteed mortgage-backed securities	8,390,000	6,406,000	8,927,000
Net (increase) decrease in loans	(23,734,000)	3,386,000	16,623,000
Proceeds from sale of vehicles	81,000	33,000	177,000
Proceeds from sale of other real estate	3,714,000	4,937,000	3,462,000
Purchases of premises and equipment	(915,000)	(271,000)	(1,210,000)

Net cash (used in) provided by investing activities	(43,726,000)	13,830,000	43,538,000

Cash flows from financing activities:
Net increase (decrease) in demand, interest-bearing and savings deposits	30,221,000	3,534,000	(3,353,000)
Net decrease in time deposits	(9,799,000)	(37,281,000)	(5,015,000)
Net (decrease) increase in securities sold under agreements to repurchase	(902,000)	8,279,000
Net decrease in short-term borrowings			(20,000,000)
Repayment of long-term debt			(20,000,000)
Payment of cash dividend on preferred stock			(150,000)

Net cash provided by (used in) financing activities	19,520,000	(25,468,000)	(48,518,000)

(Decrease) increase in cash and cash equivalents	(18,401,000)	(1,552,000)	5,135,000
Cash and cash equivalents at beginning of year	63,076,000	64,628,000	59,493,000

Cash and cash equivalents at end of year	$44,675,000	$63,076,000	$64,628,000

(Continued)

PLUMAS BANCORP AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Continued)

For the Years Ended December 31, 2012, 2011 and 2010

	2012	2011	2010
Supplemental disclosure of cash flow information:
Cash paid during the year for:
Interest expense	$942,000	$1,688,000		$3,000,000
Income taxes	$2,000	$2,000	$
Non-cash investing activities:
Real estate acquired through foreclosure	$1,208,000	$5,710,000		$1,391,000
Vehicles acquired through repossession	$65,000	$79,000		$112,000

The accompanying notes are an integral

part of these consolidated financial statements.

PLUMAS BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. THE BUSINESS OF PLUMAS BANCORP

During 2002, Plumas Bancorp (the “Company”) was incorporated as a bank holding company for the purpose of acquiring Plumas Bank (the “Bank”) in a one bank holding company reorganization. This corporate structure gives the Company and the Bank greater flexibility in terms of operation, expansion and diversification. The Company formed Plumas Statutory Trust I (“Trust I”) for the sole purpose of issuing trust preferred securities on September 26, 2002. The Company formed Plumas Statutory Trust II (“Trust II”) for the sole purpose of issuing trust preferred securities on September 28, 2005.

The Bank operates eleven branches in California, including branches in Alturas, Chester, Fall River Mills, Greenville, Kings Beach, Portola, Quincy, Redding, Susanville, Tahoe City, and Truckee. The Bank’s administrative headquarters is in Quincy, California. In addition, the Bank operates a loan administrative office in Reno, Nevada and a lending office specializing in government-guaranteed lending in Auburn, California. The Bank's primary source of revenue is generated from providing loans to customers who are predominately small and middle market businesses and individuals residing in the surrounding areas.

On July 21, 2010, President Barack Obama signed the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”), which, in part, permanently raised the current standard maximum deposit insurance amount to $250,000. In addition, amendments to the Dodd-Frank Act extended unlimited FDIC insurance coverage for noninterest-bearing transaction deposit accounts for an additional two years. This unlimited insurance coverage for noninterest-bearing transaction accounts expired on December 31, 2012.

2. REGULATORY MATTERS

On February 15, 2012, the Bank received notice from the Federal Deposit Insurance Corporation (FDIC) and the California Department of Financial Institutions (“DFI”) that the Consent Order with the FDIC and the DFI which was effective on March 16, 2011 had been terminated. While the Bank is no longer subject to an Order, the Bank entered into an informal agreement with the FDIC and DFI which, among other things, requests that the Bank continue to maintain a Tier 1 Leverage Capital Ratio of 9% which is in excess of that required for well capitalized institutions and continue to reduce its level of classified asset balances that were outstanding as of September 30, 2011 to not more than 50% of Tier 1 Capital plus the allowance for loan losses. At December 31, 2012 this ratio was 32% and the Bank’s Tier 1 Leverage Capital Ratio was 10.4%. The FDIC and DFI terminated the informal agreement effective January 24, 2013.

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

PLUMAS BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

2. REGULATORY MATTERS (Continued)

In addition, the FRB Agreement requires Plumas Bancorp to submit, within 60 days of the FRB Agreement, a written statement of Plumas Bancorp’s planned sources and uses of cash for debt service, operating expense and other purposes (“Cash Flow Statement”) for the remainder of 2011 and annually thereafter. The Company has continued to submit the Cash Flow Statements within the required time frames.

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Consolidation and Basis of Presentation

The consolidated financial statements include the accounts of the Company and the consolidated accounts of its wholly-owned subsidiary, Plumas Bank. All significant intercompany balances and transactions have been eliminated.

Plumas Statutory Trust I and Trust II are not consolidated into the Company’s consolidated financial statements and, accordingly, are accounted for under the equity method. The Company's investment in Trust I of $290,000 and Trust II of $157,000 are included in accrued interest receivable and other assets on the consolidated balance sheet. The junior subordinated deferrable interest debentures issued and guaranteed by the Company and held by Trust I and Trust II are reflected as debt on the consolidated balance sheet.

The accounting and reporting policies of Plumas Bancorp and subsidiary conform with accounting principles generally accepted in the United States of America and prevailing practices within the banking industry.

Reclassifications

Certain reclassifications have been made to prior years’ balances to conform to the classifications used in 2012. These reclassifications had no impact on the Company’s consolidated financial position, results of operations or net change in cash and cash equivalents.

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

PLUMAS BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Cash and Cash Equivalents

For the purpose of the statement of cash flows, cash and due from banks and Federal funds sold are considered to be cash equivalents. Generally, Federal funds are sold for one day periods. As of December 31, 2012 all cash held with other federally insured institutions was fully insured by the FDIC. Net cash flows are reported for customer loans and deposit transactions and repurchase agreements.

Investment Securities

Investments are classified into one of the following categories:

•

Available-for-sale securities reported at fair value, with unrealized gains and losses excluded from earnings and reported, net of taxes, as accumulated other comprehensive income (loss) within shareholders' equity.

•	Held-to-maturity securities, which management has the positive intent and ability to hold, reported at amortized cost, adjusted for the accretion of discounts and amortization of premiums.

Management determines the appropriate classification of its investments at the time of purchase and may only change the classification in certain limited circumstances.

As of December 31, 2012 and 2011 the Company did not have any investment securities classified as trading and gains or losses on the sale of securities are computed on the specific identification method. Interest earned on investment securities is reported in interest income, net of applicable adjustments for accretion of discounts and amortization of premiums accounted for by the level yield method with no pre-payment anticipated.

An investment security is impaired when its carrying value is greater than its fair value. Investment securities that are impaired are evaluated on at least a quarterly basis and more frequently when economic or market conditions warrant such an evaluation to determine whether such a decline in their fair value is other than temporary. Management utilizes criteria such as the magnitude and duration of the decline and the intent and ability of the Company to retain its investment in the securities for a period of time sufficient to allow for an anticipated recovery in fair value, in addition to the reasons underlying the decline, to determine whether the loss in value is other than temporary. The term "other than temporary" is not intended to indicate that the decline is permanent, but indicates that the prospects for a near-term recovery of value is not necessarily favorable, or that there is a lack of evidence to support a realizable value equal to or greater than the carrying value of the investment. Once a decline in value is determined to be other than temporary, and management does not intend to sell the security or it is more likely than not that the Company will not be required to sell the security before recovery, only the portion of the impairment loss representing credit exposure is recognized as a charge to earnings, with the balance recognized as a charge to other comprehensive income. If management intends to sell the security or it is more likely than not that the Company will be required to sell the security before recovering its forecasted cost, the entire impairment loss is recognized as a charge to earnings.

PLUMAS BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Investment in Federal Home Loan Bank Stock

As a member of the Federal Home Loan Bank (FHLB) System, the Bank is required to maintain an investment in the capital stock of the FHLB. The investment is carried at cost classified as a restricted security, and periodically evaluated for impairment based on ultimate recovery of par value. At December 31, 2012 and 2011, FHLB stock totaled $1,950,000 and $2,043,000, respectively. On the consolidated balance sheet, FHLB stock is included in accrued interest receivable and other assets.

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

As of December 31, 2012 and 2011 the Company had $3,367,000 and $3,091,000, respectively in government guaranteed loans held for sale. Loans held for sale are recorded at the lower of cost or fair value and therefore may be reported at fair value on a non-recurring basis. The fair values for loans held for sale are based on either observable transactions of similar instruments or formally committed loan sale prices.

Government guaranteed loans with unpaid balances of $58,696,000 and $47,708,000 were being serviced for others at December 31, 2012 and 2011, respectively. The Company also services loans previously sold to the Federal National Mortgage Association (FNMA) totaling $1,641,000 and $1,932,000 as of December 31, 2012 and 2011, respectively.

The Company accounts for the transfer and servicing of financial assets based on the fair value of financial and servicing assets it controls and liabilities it has assumed, derecognizes financial assets when control has been surrendered, and derecognizes liabilities when extinguished.

Servicing rights acquired through 1) a purchase or 2) the origination of loans which are sold or securitized with servicing rights retained are recognized as separate assets or liabilities. Servicing assets or liabilities are recorded at fair value and are subsequently amortized in proportion to and over the period of the related net servicing income or expense. Servicing rights are evaluated for impairment based upon the fair value of the rights as compared to carrying amount. Impairment is determined by stratifying rights into groupings based on predominant risk characteristics, such as interest rate, loan type and investor type. Impairment is recognized through a valuation allowance for an individual grouping, to the extent that fair value is less than the carrying amount. If the Company later determines that all or a portion of the impairment no longer exists for a particular grouping, a reduction of the allowance may be recorded as an increase to income. Changes in valuation allowances are reported with non-interest income on the statement of income. The fair values of servicing rights are subject to significant fluctuations as a result of changes in estimated and actual prepayment speeds and default rates and losses.

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

Loans

Loans that management has the intent and ability to hold for foreseeable future or until maturity or payoff are reported at the principal balance outstanding, net of purchase premiums or discounts, deferred loan fees and costs, and an allowance for loan losses. Loans, if any, that are transferred from loans held for sale are carried at the lower of principal balance or market value at the date of transfer, adjusted for accretion of discounts. Interest is accrued daily based upon outstanding loan balances. However, when, in the opinion of management, loans are considered to be impaired and the future collectability of interest and principal is in serious doubt, loans are placed on nonaccrual status and the accrual of interest income is suspended. Any interest accrued but unpaid is charged against income. Payments received are applied to reduce principal to the extent necessary to ensure collection. A loan is moved to non-accrual status in accordance with the Company’s policy, typically after 90 days of non-payment unless well secured and in the process of collection. Subsequent payments on these loans, or payments received on nonaccrual loans for which the ultimate collectability of principal is not in doubt, are applied first to earned but unpaid interest and then to principal.

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

PLUMAS BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Loans (continued)

The Company may acquire loans through a business combination or a purchase for which differences may exist between the contractual cash flows and the cash flows expected to be collected due, at least in part, to credit quality. When the Company acquires such loans, the yield that may be accreted (accretable yield) is limited to the excess of the Company’s estimate of undiscounted cash flows expected to be collected over the Company's initial investment in the loan. The excess of contractual cash flows over cash flows expected to be collected may not be recognized as an adjustment to yield, loss, or a valuation allowance. Subsequent increases in cash flows expected to be collected generally should be recognized prospectively through adjustment of the loan's yield over its remaining life. Decreases in cash flows expected to be collected should be recognized as an impairment.

The Company may not “carry over” or create a valuation allowance in the initial accounting for loans acquired under these circumstances. At December 31, 2012 and 2011, there were no such loans being accounted for under this policy.

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

A loan is considered impaired when, based on current information and events, it is probable that the Company will be unable to collect all amounts due, including principal and interest, according to the contractual terms of the original agreement. Loans determined to be impaired are individually evaluated for impairment. When a loan is impaired, the Company measures impairment based on the present value of expected future cash flows discounted at the loan's effective interest rate, except that as a practical expedient, it may measure impairment based on a loan's observable market price, or the fair value of the collateral if the loan is collateral dependent. A loan is collateral dependent if the repayment of the loan is expected to be provided solely by the underlying collateral.

A restructuring of a debt constitutes a troubled debt restructuring (TDR) if the Company, for economic or legal reasons related to the debtor's financial difficulties, grants a concession to the debtor that it would not otherwise consider. Restructured workout loans typically present an elevated level of credit risk as the borrowers are not able to perform according to the original contractual terms. Loans that are reported as TDRs are considered impaired and measured for impairment as described above.

PLUMAS BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Allowance for Loan Losses (continued)

The determination of the general reserve for loans that are not impaired is based on estimates made by management, to include, but not limited to, consideration of historical losses by portfolio segment from January 1, 2008 (the beginning of the latest business cycle as determined by management) to the most current balance sheet date, internal asset classifications, and qualitative factors to include economic trends in the Company’s service areas, industry experience and trends, geographic concentrations, estimated collateral values, the Company’s underwriting policies, the character of the loan portfolio, and probable losses inherent in the portfolio taken as a whole. During 2012, the Company modified its method of estimating the allowance for loan losses for non-impaired loans. This modification incorporated historical losses from the beginning of the latest business cycle. Previously we utilized historical loss experience based on a rolling eight quarters ending with the most recently completed calendar quarter. This modification had the effect of increasing the required allowance related to the expanded historical loss period by $250,000. The Company believes that, given the recent trend in historical losses, it was prudent to increase the period examined and that a full business cycle was the appropriate period.

The Company maintains a separate allowance for each portfolio segment (loan type). These portfolio segments include commercial, agricultural, real estate construction (including land and development loans), commercial real estate mortgage, residential mortgage, home equity loans, automobile loans and other loans primarily consisting of consumer installment loans and credit card receivables. The allowance for loan losses attributable to each portfolio segment, which includes both impaired loans and loans that are not impaired, is combined to determine the Company’s overall allowance, and is included as a component of loans on the consolidated balance sheet.

The Company assigns a risk rating to all loans, with the exception of automobile and other loans and periodically, but not less than annually, performs detailed reviews of all such loans over $100,000 to identify credit risks and to assess the overall collectability of the portfolio. These risk ratings are also subject to examination by independent specialists engaged by the Company and the Company’s regulators. During these internal reviews, management monitors and analyzes the financial condition of borrowers and guarantors, trends in the industries in which borrowers operate and the fair values of collateral securing these loans. These credit quality indicators are used to assign a risk rating to each individual loan.

PLUMAS BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Allowance for Loan Losses (continued)

The risk ratings can be grouped into five major categories, defined as follows:

Pass – A pass loan is a strong credit with no existing or known potential weaknesses deserving of management's close attention.

Watch – A Watch loan has potential weaknesses that deserve management's close attention. If left uncorrected, these potential weaknesses may result in deterioration of the repayment prospects for the loan or in the Company’s credit position at some future date. Watch loans are not adversely classified and do not expose the Company to sufficient risk to warrant adverse classification.

Substandard – A substandard loan is not adequately protected by the current sound worth and paying capacity of the borrower or the value of the collateral pledged, if any. Loans classified as substandard have a well-defined weakness or weaknesses that jeopardize the liquidation of the debt. Well defined weaknesses include a project's lack of marketability, inadequate cash flow or collateral support, failure to complete construction on time or the project's failure to fulfill economic expectations. They are characterized by the distinct possibility that the Company will sustain some loss if the deficiencies are not corrected.

Doubtful – Loans classified doubtful have all the weaknesses inherent in those classified as substandard with the added characteristic that the weaknesses make collection or liquidation in full, on the basis of currently known facts, conditions and values, highly questionable and improbable.

Loss – Loans classified as loss are considered uncollectible and charged off immediately.

The general reserve component of the allowance for loan losses associated with loans collectively evaluated for impairment also consists of reserve factors that are based on management's assessment of the following for each portfolio segment: (1) historical losses and (2) other qualitative factors, including inherent credit risk. These reserve factors are inherently subjective and are driven by the repayment risk associated with each portfolio segment described on the next page.

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

Real estate – Residential and Home Equity Lines of Credit –The degree of risk in residential real estate lending depends primarily on the loan amount in relation to collateral value, the interest rate and the borrower's ability to repay in an orderly fashion. These loans generally possess a lower inherent risk of loss than other real estate portfolio segments. Economic trends determined by unemployment rates and other key economic indicators are closely correlated to the credit quality of these loans. Weak economic trends indicate that the borrowers' capacity to repay their obligations may be deteriorating.

Real estate – Commercial – Commercial real estate mortgage loans generally possess a higher inherent risk of loss than other real estate portfolio segments, except land and construction loans. Adverse economic developments or an overbuilt market impact commercial real estate projects and may result in troubled loans. Trends in vacancy rates of commercial properties impact the credit quality of these loans. High vacancy rates reduce operating revenues and the ability for properties to produce sufficient cash flow to service debt obligations.

Real estate – Construction and Land Development – Construction and land development loans generally possess a higher inherent risk of loss than other real estate portfolio segments. A major risk arises from the necessity to complete projects within specified cost and time lines. Trends in the construction industry significantly impact the credit quality of these loans, as demand drives construction activity. In addition, trends in real estate values significantly impact the credit quality of these loans, as property values determine the economic viability of construction projects.

Automobile – An automobile loan portfolio is usually comprised of a large number of smaller loans scheduled to be amortized over a specific period. Most automobile loans are made directly for consumer purchases, but business vehicles may also be included. Economic trends determined by unemployment rates and other key economic indicators are closely correlated to the credit quality of these loans. Weak economic trends indicate that the borrowers' capacity to repay their obligations may be deteriorating.

Other – Other loans primarily consist of consumer and credit card loans and are similar in nature to automobile loans.

PLUMAS BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Allowance for Loan Losses (continued)

Although management believes the allowance to be adequate, ultimate losses may vary from its estimates. At least quarterly, the Board of Directors and management review the adequacy of the allowance, including consideration of the relative risks in the portfolio, current economic conditions and other factors. If the Board of Directors and management determine that changes are warranted based on those reviews, the allowance is adjusted. In addition, the Company's primary regulators, the FDIC and DFI, as an integral part of their examination process, review the adequacy of the allowance. These regulatory agencies may require additions to the allowance based on their judgment about information available at the time of their examinations.

The Company also maintains a separate allowance for off-balance-sheet commitments. Management estimates anticipated losses using historical data and utilization assumptions. The allowance for these commitments totaled $141,000 at December 31, 2012 and 2011, respectively and is included in accrued interest payable and other liabilities in the consolidated balance sheet.

Other Real Estate

Other real estate owned relates to real estate acquired in full or partial settlement of loan obligations, which was $5,295,000 ($8,517,000 less a valuation allowance of $3,222,000) at December 31, 2012 and $8,623,000 ($11,668,000 less a valuation allowance of $3,045,000) at December 31, 2011. Proceeds from sales of other real estate owned totaled $3,714,000, $4,937,000 and $3,462,000 for the years ended December 31, 2012, 2011 and 2010, respectively. For the year ended December 31, 2012 the Company recorded a loss on sale of other real estate owned of $16,000. This compares to a loss on sale of other real estate owned of $606,000 in 2011 and a gain on sale of $43,000 during 2010. Other real estate owned is initially recorded at fair value less cost to sell when acquired, any excess of the Bank's recorded investment in the loan balance and accrued interest income over the estimated fair value of the property less costs to sell is charged against the allowance for loan losses. A valuation allowance for losses on other real estate is maintained to provide for temporary declines in value. The allowance is established through a provision for losses on other real estate which is included in other expenses. Subsequent gains or losses on sales or write-downs resulting from permanent impairment are recorded in other income or expenses as incurred.

PLUMAS BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Other Real Estate (continued)

The following table provides a summary of the change in the OREO balance for the years ended December 31, 2012 and 2011:

	Year Ended December 31,
	2012	2011
Beginning balance	$8,623,000	$8,867,000
Additions	1,309,000	5,825,000
Dispositions	(3,730,000)	(5,490,000)
Write-downs	(907,000)	(579,000)

Ending balance	$5,295,000	$8,623,000

Intangible Assets

Intangible assets consist of core deposit intangibles related to branch acquisitions and are amortized using the straight-line method over ten years. The Company evaluates the recoverability and remaining useful life annually to determine whether events or circumstances warrant a revision to the intangible asset or the remaining period of amortization. There were no such events or circumstances in 2012 or 2011.

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

Interest expense and penalties associated with unrecognized tax benefits, if any, are classified as income tax expense in the consolidated income statement. There have been no significant changes to unrecognized tax benefits or accrued interest and penalties for the years ended December 31, 2012 and 2011.

Earnings Per Share

Basic earnings per share (EPS), which excludes dilution, is computed by dividing income available to common stockholders (net income less preferred dividends) by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock, such as stock options, result in the issuance of common stock which shares in the earnings of the Company. The treasury stock method has been applied to determine the dilutive effect of stock options in computing diluted EPS.

Comprehensive Income

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

Fair Value of Financial Instruments

Fair values of financial instruments are estimated using relevant market information and other assumptions, as more fully disclosed in a separate note. Fair value estimates involve uncertainties and matters of significant judgment regarding interest rates, credit risk, prepayments, and other factors, especially in the absence of broad markets for particular items. Changes in assumptions or in market conditions could significantly affect these estimates.

Stock-Based Compensation

Compensation expense related to the Company’s Stock Option Plan, net of related tax (expense)/benefit, recorded in 2012, 2011 and 2010 totaled $93,000, $(38,000) and $53,000 or $0.02, $(0.01) and $0.01 per diluted share, respectively. Compensation expense is recognized over the vesting period on a straight line accounting basis.

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

No options were granted during the years ended December 31, 2012 and 2010.

PLUMAS BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Adoption of New Accounting Standards

In May, 2011, the FASB issued an amendment to achieve common fair value measurement and disclosure requirements between U.S. and International accounting principles. Overall, the guidance is consistent with existing U.S. accounting principles; however, there are some amendments that change a particular principle or requirement for measuring fair value or for disclosing information about fair value measurements. The amendments in this guidance are effective for interim and annual reporting periods beginning after December 15, 2011. The effect of adopting this standard did not have a material effect on the Company’s operating results or financial condition, but the additional disclosures are included in Note 4.

In June 2011, the FASB amended existing guidance and eliminated the option to present the components of other comprehensive income as part of the statement of changes in shareholders’ equity. The amendment requires that comprehensive income be presented in either a single continuous statement or in two separate consecutive statements. The amendments in this guidance are effective as of the beginning of a fiscal reporting year, and interim periods within that year, that begins after December 15, 2011. Early adoption is permitted. The implementation of the amended accounting guidance changed the presentation of the components of comprehensive income for the Company from a component of the consolidated statement of changes in shareholders’ equity to a separate statement following the consolidated statement of income.

4. FAIR VALUE MEASUREMENTS

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

Fair Value of Financial Instruments

The carrying amounts and estimated fair values of financial instruments, at December 31, 2012 and December 31, 2011 are as follows:

		Fair Value Measurements at December 31, 2012 Using:
	Carrying Value	Level 1	Level 2	Level 3	Total Fair Value
Financial assets:
Cash and cash equivalents	$44,675,000	$44,675,000			$44,675,000
Investment securities	80,964,000		$80,964,000		80,964,000
Loans, net	310,271,000			$313,929,000	313,929,000
FHLB stock	1,950,000				N/A
Accrued interest receivable	1,677,000		248,000	1,429,000	1,677,000
Financial liabilities:
Deposits	411,562,000	340,986,000	70,696,000		411,682,000
Repurchase Agreements	7,377,000		7,377,000		7,377,000
Junior subordinated deferrable interest debentures	10,310,000			3,191,000	3,191,000
Accrued interest payable	1,115,000	6,000	90,000	1,019,000	1,115,0000

		Fair Value Measurements at December 31, 2011 Using:
	Carrying Value	Level 1	Level 2	Level 3	Total Fair Value
Financial assets:
Cash and cash equivalents	$63,076,000	$63,076,000			$63,076,000
Investment securities	57,917,000		$57,917,000		57,917,000
Loans, net	287,432,000			$290,710,000	290,710,000
FHLB stock	2,043,000				N/A
Accrued interest receivable	1,638,000		241,000	1,397,000	1,638,000
Financial liabilities:
Deposits	391,140,000	310,765,000	80,645,000		391,410,000
Repurchase Agreements	8,279,000		8,279,000		8,279,000
Junior subordinated deferrable interest debentures	10,310,000			3,079,000	3,079,000
Accrued interest payable	783,000	7,000	167,000	609,000	783,000

PLUMAS BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

4. FAIR VALUE MEASUREMENTS (Continued)

These estimates do not reflect any premium or discount that could result from offering the Company's entire holdings of a particular financial instrument for sale at one time, nor do they attempt to estimate the value of anticipated future business related to the instruments. In addition, the tax ramifications related to the realization of unrealized gains and losses can have a significant effect on fair value estimates and have not been considered in any of these estimates.

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

Deposits: The fair values disclosed for demand deposits, including interest and non-interest demand accounts, savings, and certain types of money market accounts are, by definition, equal to the carrying amount at the reporting date resulting in a Level 1 classification. Fair values for fixed rate certificates of deposit are estimated using a discounted cash flow calculation that applies interest rates currently being offered on certificates to a schedule of aggregated expected monthly maturities on time deposits resulting in a Level 2 classification.

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

PLUMAS BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

4. FAIR VALUE MEASUREMENTS (Continued)

Accrued interest and payable: The carrying amounts of accrued interest approximate fair value and are considered to be linked in classification to the asset or liability for which they relate.

Commitments to extend credit and letters of credit: The fair value of commitments are estimated using the fees currently charged to enter into similar agreements and are not significant and, therefore, not presented. Commitments to extend credit are primarily for variable rate loans and letters of credit.

Because no market exists for a significant portion of the Company's financial instruments, fair value estimates are based on judgments regarding current economic conditions, risk characteristics of various financial instruments and other factors. Those estimates that are subjective in nature and involve uncertainties and matters of significant judgment and therefore cannot be determined with precision are included in Level 3. Changes in assumptions could significantly affect the fair values presented.

The following tables present information about the Company’s assets and liabilities measured at fair value on a recurring and non-recurring basis as of December 31, 2012 and December 31, 2011, and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value:

Assets and liabilities measured at fair value on a recurring basis at December 31, 2012 are summarized below:

		Fair Value Measurements at December 31, 2012 Using
	Total Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
U.S. Government-sponsored agencies	$38,442,000		$38,442,000
U.S. Government-sponsored agencies collateralized by mortgage obligations	42,522,000		42,522,000

	$80,964,000	$—	$80,964,000	$—

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

The fair value of securities available-for-sale equals quoted market price, if available. If quoted market prices are not available, fair value is determined using quoted market prices for similar securities or matrix pricing. There were no changes in the valuation techniques used during 2012 or 2011. Transfers between hierarchy measurement levels are recognized by the Company as of the beginning of the reporting period. During the year ended December 31, 2011, U.S. Government-sponsored agencies were transferred to Level 2 from level 1of the fair value hierarchy as the Company currently values these securities by relying on the securities’ relationship to other benchmark quoted securities. Changes in fair market value are recorded in other comprehensive income.

PLUMAS BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

4. FAIR VALUE MEASUREMENTS (Continued)

Assets and liabilities measured at fair value on a non-recurring basis at December 31, 2012 are summarized below:

		Fair Value Measurements at December 31, 2012 Using
	Total Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Gains (Losses)
Assets:
Impaired loans:
Commercial	$3,066,000			$3,066,000	$(346,000)
Agricultural	646,000			646,000	(1,000)
Real estate – residential	2,954,000			2,954,000	(308,000)
Real estate – commercial	4,128,000			4,128,000	(283,000)
Real estate – construction and land development	3,835,000			3,835,000	(712,000)
Equity lines of credit	690,000			690,000	(392,000)
Auto	—			—	—
Other	—			—	(2,000)

Total impaired loans	15,319,000			15,319,000	(2,044,000)

Other real estate:
Real estate – residential	818,000			818,000	(85,000)
Real estate – commercial	1,953,000			1,953,000	(287,000)
Real estate – construction and land development	2,407,000			2,407,000	(535,000)
Equity lines of credit	117,000			117,000

Total other real estate	5,295,000	—	—	5,295,000	(907,000)

	$20,614,000	$—	$—	$20,614,000	$(2,951,000)

PLUMAS BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

4. FAIR VALUE MEASUREMENTS (Continued)

Assets and liabilities measured at fair value on a non-recurring basis at December 31, 2011 are summarized below:

		Fair Value Measurements at December 31, 2011 Using
	Total Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Gains (Losses)
Assets:
Impaired loans:
Commercial	$2,942,000			$2,942,000	$(315,000)
Agricultural	245,000			245,000	(250,000)
Real estate – residential	2,558,000			2,558,000	(297,000)
Real estate – commercial	3,701,000			3,701,000	(52,000)
Real estate – construction and land development	4,070,000			4,070,000	(402,000)
Equity lines of credit	49,000			49,000	(100,000)
Auto	—			—	—
Other	—			—	(1,000)

Total impaired loans	13,565,000			13,565,000	(1,417,000)

Other real estate:
Real estate – residential	644,000			644,000	(85,000)
Real estate – commercial	5,021,000			5,021,000	(54,000)
Real estate – construction and land development	2,958,000			2,958,000	(440,000)

Total other real estate	8,623,000			8,623,000	(579,000)

	$22,188,000	$—	$—	$22,188,000	$(1,996,000)

The Company has no liabilities which are reported at fair value.

The following methods were used to estimate fair value.

Impaired Loans: The fair value of collateral dependent impaired loans with specific allocations of the allowance for loan losses or loans that have been subject to partial charge-offs are generally based on recent real estate appraisals. These appraisals may utilize a single valuation approach or a combination of approaches including comparable sales and the income approach. Adjustments are routinely made in the appraisal process by the independent appraisers to adjust for differences between the comparable sales and income data available. Such adjustments are usually significant and typically result in a Level 3 classification of the inputs for determining fair value. Total losses of $2,044,000 and $1,417,000 represent impairment charges recognized during the years ended December 31, 2012 and 2011, respectively, related to the above impaired loans.

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

PLUMAS BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

4. FAIR VALUE MEASUREMENTS (Continued)

The following table presents quantitative information about Level 3 fair value measurements for financial instruments measured at fair value on a non-recurring basis at December 31, 2012 (dollars in thousands):

	Fair	Valuation	Significant	Range
Description	Value	Technique	Unobservable Input	(Weighted Average)
Impaired Loans:
Commercial	$3,066	Sales Comparison	a. Appraiser adjustments on sales comp data	0% - 20% (10%)
		Management estimates	b. Management adjustments for depreciation in values depending on property types
Agricultural	$646	Sales Comparison	a. Appraiser adjustments on sales comp data	0% - 15% (8%)
		Management estimates	b. Management adjustments for depreciation in values depending on property types
RE – Residential	$2,954	Sales Comparison	a. Appraiser adjustments on sales comp data	0% - 25% (10%)
		Management estimates	b. Management adjustments for depreciation in values depending on property types
RE – Commercial	$4,128	Income Approach	a. Appraisers required to apply a discounted cash flow approach as sales data is limited	0% - 10% (7%)
		Management estimates	b. Management adjustments for depreciation in values depending on property types
Land and Construction	$3,835	Sales Comparison	a. Appraiser adjustments on sales comp data	0% - 15% (8%)
		Management estimates	b. Management adjustments for depreciation in values depending on property types
Equity Lines of Credit	$690	Sales Comparison	a. Appraiser adjustments on sales comp data	0% - 25% (10%)
		Management estimates	b. Management adjustments for depreciation in values depending on property types
Other Real Estate:
RE – Residential	$818	Sales Comparison	a. Appraiser adjustments on sales comp data	0% - 25% (10%)
Land and Construction	$2,407	Sales Comparison
RE – Commercial	$1,953	Sales Comparison	b. Appraiser adjustments on land properties
Equity Lines of Credit	$117	Sales Comparison	based on discounted cash flow approach

PLUMAS BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

5. INVESTMENT SECURITIES

The amortized cost and estimated fair value of investment securities at December 31, 2012 and 2011 consisted of the following:

Available-for-Sale	2012
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Debt securities:
U.S. Government-sponsored agencies	$38,291,000	$154,000	$(3,000)	$38,442,000
U.S. Government-sponsored agencies collateralized by mortgage obligations	42,112,000	434,000	(24,000)	42,522,000

	$80,403,000	$588,000	$(27,000)	$80,964,000

Net unrealized gains on available-for-sale investment securities totaling $561,000 were recorded, net of $232,000 in tax expense, as accumulated other comprehensive income within shareholders' equity at December 31, 2012. During the year ended December 31, 2012, the Company sold twenty-five available-for-sale investment securities for $20,773,000, recording a $403,000 gain on sale. No securities were sold at a loss.

Available-for-Sale	2011
		Gross	Gross		Estimated
	Amortized	Unrealized	Unrealized		Fair
	Cost	Gains	Losses		Value
Debt securities:
U.S. Government-sponsored agencies	$32,708,000	$92,000	$(23,000	) $	32,777,000
U.S. Government-sponsored agencies collateralized by mortgage obligations	24,941,000	251,000	(52,000)		25,140,000

	$57,649,000	$343,000	$(75,000	) $	57,917,000

Net unrealized gains on available-for-sale investment securities totaling $268,000 were recorded, net of $110,000 in tax expense, as accumulated other comprehensive income within shareholders' equity at December 31, 2011. During the year ended December 31, 2011 the Company sold twenty-seven available-for-sale investment securities for total proceeds of $29,404,000. The Company realized a gain on sale from twenty-five of these securities totaling $690,000 and a loss on sale on two securities of $24,000 resulting in the recognition of a $666,000 net gain on sale. During the year ended December 31, 2010 the Company sold sixty-five available-for-sale securities for $40,902,000, and realized a $1,160,000 gain on sale.

There were no transfers of available-for-sale investment securities during the years ended December 31, 2012, 2011 or 2010. There were no securities classified as held-to-maturity at December 31, 2012 or December 31, 2011.

PLUMAS BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

5. INVESTMENT SECURITIES (Continued)

Investment securities with unrealized losses at December 31, 2012 and 2011 are summarized and classified according to the duration of the loss period as follows:

December 31, 2012	Less than 12 Months
	Fair	Unrealized
	Value	Losses
Debt securities:
U.S. Government-sponsored agencies	$2,004,000	$3,000
U.S. Government- sponsored agencies collateralized by mortgage obligations	7,002,000	24,000

	$9,006,000	$27,000

December 31, 2011	Less than 12 Months
	Fair Value	Unrealized Losses
Debt securities:
U.S. Government-sponsored agencies	$11,044,000	$23,000
U.S. Government- sponsored agencies collateralized by mortgage obligations	9,144,000	52,000

	$20,188,000	$75,000

There were no securities in a loss position for more than one year as of December 31, 2012 and 2011.

At December 31, 2012, the Company held 55 securities of which 8 were in a loss position. Of the securities in a loss position, all were in a loss position for less than twelve months. Of the 8 securities 2 are U.S. Government-sponsored agencies and 6 are U.S. Government-sponsored agencies collateralized by residential mortgage obligations. The unrealized losses relate principally to market rate conditions. All of the securities continue to pay as scheduled. When analyzing an issuer’s financial condition, management considers the length of time and extent to which the market value has been less than cost; the historical and implied volatility of the security; the financial condition of the issuer of the security; and the Company’s intent and ability to hold the security to recovery. As of December 31, 2012, management does not have the intent to sell these securities nor does it believe it is more likely than not that it will be required to sell these securities before the recovery of its amortized cost basis. Based on the Company’s evaluation of the above and other relevant factors, the Company does not believe the securities that are in an unrealized loss position as of December 31, 2012 are other than temporarily impaired.

PLUMAS BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

5. INVESTMENT SECURITIES (Continued)

The amortized cost and estimated fair value of investment securities at December 31, 2012 by contractual maturity are shown below. Expected maturities will differ from contractual maturities because the issuers of the securities may have the right to call or prepay obligations with or without call or prepayment penalties.

		Estimated
	Amortized	Fair
	Cost	Value
Within one year	$1,000,000	1,008,000
After one year through five years	37,291,000	37,434,000
Investment securities not due at a single maturity date:
Government-sponsored mortgage-backed securities	42,112,000	42,522,000

	$80,403,000	$80,964,000

Investment securities with amortized costs totaling $44,305,000 and $44,878,000 and estimated fair values totaling $44,535,0 00 and $45,149,000 at December 31, 2012 and 2011, respectively, were pledged to secure deposits and repurchase agreements.

PLUMAS BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

6. LOANS AND THE ALLOWANCE FOR LOAN LOSSES

Outstanding loans are summarized below:

	December 31,
	2012	2011
Commercial	$29,552,000	$30,235,000
Agricultural	35,124,000	38,868,000
Real estate – residential	34,666,000	39,019,000
Real estate – commercial	139,546,000	119,412,000
Real estate – construction and land development	15,801,000	17,063,000
Equity lines of credit	36,873,000	37,581,000
Auto	19,283,000	7,241,000
Other	4,212,000	4,446,000

	315,057,000	293,865,000
Deferred loan costs, net	900,000	475,000
Allowance for loan losses	(5,686,000)	(6,908,000)

	$310,271,000	$287,432,000

Changes in the allowance for loan losses were as follows:

	Year Ended December 31,
	2012	2011	2010
Balance, beginning of year	$6,908,000	$7,324,000	$9,568,000
Provision charged to operations	2,350,000	3,500,000	5,500,000
Losses charged to allowance	(3,901,000)	(4,247,000)	(8,349,000)
Recoveries	329,000	331,000	605,000

Balance, end of year	$5,686,000	$6,908,000	$7,324,000

The recorded investment in impaired loans totaled $18,850,000 and $24,402,000 at December 31, 2012 and 2011, respectively. The Company had specific allowances for loan losses of $1,186,000 on impaired loans of $14,334,000 at December 31, 2012 as compared to specific allowances for loan losses of $2,066,000 on impaired loans of $14,130,000 at December 31, 2011. The balance of impaired loans in which no specific reserves were required totaled $4,516,000 and $10,272,000 at December 31, 2012 and 2011, respectively. The average recorded investment in impaired loans for the years ended December 31, 2012, 2011 and 2010 was $19,816,000, $25,536,000 and $20,833,000, respectively. The Company recognized $597,000, $666,000 and $608,000 in interest income on impaired loans during the years ended December 31, 2012, 2011 and 2010, respectively.

Included in impaired loans are troubled debt restructurings. A troubled debt restructuring is a formal restructure of a loan where the Company for economic or legal reasons related to the borrower’s financial difficulties, grants a concession to the borrower. The concessions may be granted in various forms to include one or a combination of the following: a reduction of the stated interest rate of the loan; an extension of the maturity date at a stated rate of interest lower than the current market rate for new debt with similar risk; or a permanent reduction of the recorded investment in the loan.

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

The carrying value of troubled debt restructurings at December 31, 2012 and December 31, 2011 was $12,296,000 and $12,188,000, respectively. The Company has allocated $348,000 and $1,164,000 of specific reserves on loans to customers whose loan terms have been modified in troubled debt restructurings as of December 31, 2012 and December 31, 2011, respectively. The Company has not committed to lend additional amounts on loans classified as troubled debt restructurings at December 31, 2012 and December 31, 2011.

During the twelve month period ended December 31, 2012, the terms of certain loans were modified as troubled debt restructurings. Modifications involving a reduction of the stated interest rate of the loan was for periods ranging from 1 month to 10 years. During the twelve month period ended December 31, 2011, the terms of certain loans were modified as troubled debt restructurings. Modifications involving a reduction of the stated interest rate of the loan were for periods ranging from 1 month to 2 years. For the periods described above, modifications involving an extension of the maturity date were for periods ranging from 1 month to 10 years

The following table presents loans by class modified as troubled debt restructurings that occurred during the twelve months ending December 31, 2012:

	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Recorded Investment
Troubled Debt Restructurings:
Commercial	1	$24,000	$24,000
Real Estate:
Residential	2	819,000	800,000
Construction and land development	3	289,000	289,000
Commercial	3	2,497,000	2,491,000
Dealer	2	11,000	11,000

Total	11	$3,640,000	$3,615,000

The troubled debt restructurings described above decreased the allowance for loan losses by $118,000 during the year ending December 31, 2012. The troubled debt restructurings described above did not result in charge offs during the year ending December 31, 2012.

PLUMAS BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

6. LOANS AND THE ALLOWANCE FOR LOAN LOSSES (Continued)

The following table presents loans by class modified as troubled debt restructurings that occurred during the twelve months ending December 31, 2011:

	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Recorded Investment
Troubled Debt Restructurings:
Commercial	2	$129,000	$129,000
Agricultural	4	996,000	996,000
Real Estate:
Construction and land development	5	4,977,000	4,977,000
Equity lines of credit	1	787,000	787,000
Dealer	19	179,000	179,000

Total	31	$7,068,000	$7,068,000

The troubled debt restructurings described above increased the allowance for loan losses by $132,000 during the year ending December 31, 2011. The troubled debt restructurings described above did not result in charge offs during the year ending December 31, 2011.

The following table presents loans by class modified as troubled debt restructurings for which there was a payment default within twelve months following the modification during the twelve months ended December 31, 2012.

	Number of	Recorded
	Loans	Investment
Troubled Debt Restructurings:
Real estate – construction	1	$2,978

Total	1	$2,978

The following table presents loans by class modified as troubled debt restructurings for which there was a payment default within twelve months following the modification during the twelve months ended December 31, 2011.

	Number of	Recorded
	Loans	Investment
Troubled Debt Restructurings:
Agricultural	3	$630,000
Real estate – construction	2	139,000
Equity lines of credit	1	787,000

Total	6	$1,556,000

PLUMAS BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

6. LOANS AND THE ALLOWANCE FOR LOAN LOSSES (Continued)

The troubled debt restructurings that subsequently defaulted described above increased the allowance for loan losses by $81,000 and resulted in charge-offs of $51,000 during the year ending December 31, 2011.

The terms of certain other loans were modified during the years ending December 31, 2012 and 2011 that did not meet the definition of a troubled debt restructuring. These loans have a total recorded investment as of December 31, 2012 and 2011 of $9 million and $13.5 million, respectively.

These loans which were modified during the years ended December 31, 2012 and 2011 did not meet the definition of a troubled debt restructuring as the modification was a delay in a payment ranging from 30 days to 3 months that was considered to be insignificant or the borrower was not considered to be experiencing financial difficulties.

At December 31, 2012 and 2011, nonaccrual loans totaled $13,683,000 and $16,757,000, respectively. Interest foregone on nonaccrual loans totaled $646,000, $510,000 and $1,021,000 for the twelve months ended December 31, 2012, 2011 and 2010, respectively. Loans past due 90 days or more and on accrual status totaled $15,000 and $72,000 at December 31, 2012 and 2011, respectively.

Salaries and employee benefits totaling $953,000, $706,000 and $638,000 have been deferred as loan origination costs during the years ended December 31, 2012, 2011 and 2010, respectively.

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

PLUMAS BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

6. LOANS AND THE ALLOWANCE FOR LOAN LOSSES (Continued)

The following table shows the loan portfolio allocated by management's internal risk ratings at the dates indicated, in thousands:

December 31, 2012	Commercial Credit Exposure
	Credit Risk Profile by Internally Assigned Grade
	Commercial	Agricultural	Real Estate- Residential	Real Estate- Commercial	Real Estate- Construction	Equity LOC	Total
Grade:
Pass	$27,260	$33,801	$31,239	$128,919	$10,863	$34,142	$266,224
Watch	1,145	466	751	3,237	149	965	6,713
Substandard	1,138	857	2,676	7,390	4,789	1,766	18,616
Doubtful	9	—	—	—	—	—	9

Total	$29,552	$35,124	$34,666	$139,546	$15,801	$36,873	$291,562

December 31, 2011	Commercial Credit Exposure
	Credit Risk Profile by Internally Assigned Grade
	Commercial	Agricultural	Real Estate- Residential	Real Estate- Commercial	Real Estate- Construction	Equity LOC	Total
Grade:
Pass	$26,077	$34,882	$34,049	$101,395	$11,383	$34,296	$242,082
Watch	1,562	1,595	629	5,575	50	1,300	10,711
Substandard	2,433	2,391	4,327	12,442	5,630	1,974	29,197
Doubtful	163	—	14	—	—	11	188

Total	$30,235	$38,868	$39,019	$119,412	$17,063	$37,581	$282,178

	Consumer Credit Exposure				Consumer Credit Exposure
	Credit Risk Profile Based on Payment Activity				Credit Risk Profile Based on Payment Activity
	December 31, 2012				December 31, 2011
	Auto	Other	Total		Auto	Other	Total
Grade:
Performing	$19,239	$4,193	$23,432		$7,165	$4,324	$11,489
Non-performing	44	19	63		76	122	198

Total	$19,283	$4,212	$23,495		$7,241	$4,446	$11,687

PLUMAS BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

6. LOANS AND THE ALLOWANCE FOR LOAN LOSSES (Continued)

The following tables show the allocation of the allowance for loan losses by impairment methodology at the dates indicated, in thousands:

			Real Estate-	Real Estate-	Real Estate-
	Commercial	Agricultural	Residential	Commercial	Construction	Equity LOC	Auto	Other	Total
Year ended 12/31/12:
Allowance for Loan Losses
Beginning balance	$1,025	$330	$698	$1,925	$2,006	$635	$95	$194	$6,908
Charge-offs	(909)	(250)	(358)	(258)	(1,524)	(377)	(72)	(153)	(3,901)
Recoveries	66	—	1	7	81	46	51	77	329
Provision	673	79	553	(18)	387	432	215	29	2,350

Ending balance	$855	$159	$894	$1,656	$950	$736	$289	$147	$5,686

December 31, 2012:
Allowance for Loan Losses
Ending balance: individually evaluated for impairment	$192	$1	$459	$284	$68	$180	$—	$2	$1,186

Ending balance: collectively evaluated for impairment	$663	$158	$435	$1,372	$882	$556	$289	$145	$4,500

Loans
Ending balance	$29,552	$35,124	$34,666	$139,546	$15,801	$36,873	$19,283	$4,212	$315,057

Ending balance: individually evaluated for impairment	$3,478	$647	$3,598	$4,528	$5,191	$1,360	$44	$4	$18,850

Ending balance: collectively evaluated for impairment	$26,074	$34,477	$31,068	$135,018	$10,610	$35,513	$19,239	$4,208	$296,207

Year ended 12/31/11:
Allowance for Loan Losses
Beginning balance	$760	$184	$632	$1,819	$3,011	$652	$112	$154	$7,324
Charge-offs	(446)	(93)	(147)	(336)	(2,603)	(311)	(64)	(247)	(4,247)
Recoveries	93	106	1	17	5	2	82	25	331
Provision	618	133	212	425	1,593	292	(35)	262	3,500

Ending balance	$1,025	$330	$698	$1,925	$2,006	$635	$95	$194	$6,908

December 31, 2011:
Allowance for Loan Losses
Ending balance: individually evaluated for impairment	$310	$250	$355	$148	$901	$101	$—	$1	$2,066

Ending balance: collectively evaluated for impairment	$715	$80	$343	$1,777	$1,105	$534	$95	$193	$4,842

Loans
Ending balance	$30,235	$38,868	$39,019	$119,412	$17,063	$37,581	$7,241	$4,446	$293,865

Ending balance: individually evaluated for impairment	$4,946	$1,268	$4,257	$5,557	$6,754	$1,494	$76	$50	$24,402

Ending balance: collectively evaluated for impairment	$25,289	$37,600	$34,762	$113,855	$10,309	$36,087	$7,165	$4,396	$269,463

PLUMAS BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

6. LOANS AND THE ALLOWANCE FOR LOAN LOSSES (Continued)

The following table shows an aging analysis of the loan portfolio by the time past due at the dates indicated (amounts in thousands):

	30-89 Days	90 Days and		Total
December 31, 2012	Past Due	Still Accruing	Nonaccrual	Past Due	Current	Total
Commercial:
Commercial	$329	$—	$3,303	$3,632	$25,920	$29,552
Agricultural	—	—	380	380	34,744	35,124
Real estate – construction	156	—	3,314	3,470	12,331	15,801
Real estate	1,271	—	3,378	4,649	134,897	139,546
Residential:
Real estate	242	—	1,911	2,153	32,513	34,666
Equity LOC	527	—	1,349	1,876	34,997	36,873
Consumer:
Auto	151	11	44	206	19,077	19,283
Other	102	4	4	110	4,102	4,212

Total	$2,778	$15	$13,683	$16,476	$298,581	$315,057

	30-89 Days	90 Days and		Total
December 31, 2011	Past Due	Still Accruing	Nonaccrual	Past Due	Current	Total
Commercial:
Commercial	$456	$—	$4,819	$5,275	$24,960	$30,235
Agricultural	—	—	999	999	37,869	38,868
Real estate – construction	1,113	—	634	1,747	15,316	17,063
Real estate	1,939	—	5,557	7,496	111,916	119,412
Residential:
Real estate	461	—	3,141	3,602	35,417	39,019
Equity LOC	775	—	1,481	2,256	35,325	37,581
Consumer:
Auto	232	—	76	308	6,933	7,241
Other	150	72	50	272	4,174	4,446

Total	$5,126	$72	$16,757	$21,955	$271,910	$293,865

PLUMAS BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

6. LOANS AND THE ALLOWANCE FOR LOAN LOSSES (Continued)

The following tables show information related to impaired loans at the dates indicated, in thousands:

		Unpaid		Average	Interest
	Recorded	Principal	Related	Recorded	Income
As of December 31, 2012:	Investment	Balance	Allowance	Investment	Recognized
With no related allowance recorded:
Commercial	$1,022	$1,398		$1,597	$16
Agricultural	245	725		573	39
Real estate – construction	1,429	1,503		1,106	98
Real estate – commercial	941	1,013		1,997	96
Real estate – residential	343	354		1,336	28
Equity Lines of Credit	490	490		613	22
Auto	44	44		60	5
Other	2	2		45	6
With an allowance recorded:
Commercial	$2,456	$2,849	$192	$2,765	$20
Agricultural	402	402	1	403	20
Real estate – construction	3,762	5,187	68	2,056	35
Real estate – commercial	3,587	3,588	284	3,473	102
Real estate – residential	3,255	3,255	459	2,818	105
Equity Lines of Credit	870	1,082	180	974	5
Auto	—	—	—	—	—
Other	2	2	2	—	—
Total:
Commercial	$3,478	$4,247	$192	$4,362	$36
Agricultural	647	1,127	1	976	59
Real estate – construction	5,191	6,690	68	3,162	133
Real estate – commercial	4,528	4,601	284	5,470	198
Real estate – residential	3,598	3,609	459	4,154	133
Equity Lines of Credit	1,360	1,572	180	1,587	27
Auto	44	44	—	60	5
Other	4	4	2	45	6

Total	$18,850	$21,894	$1,186	$19,816	$597

		Unpaid		Average	Interest
	Recorded	Principal	Related	Recorded	Income
As of December 31, 2011:	Investment	Balance	Allowance	Investment	Recognized
With no related allowance recorded:
Commercial	$2,506	$2,882		$2,458	$56
Agricultural	923	1,153		931	62
Real estate – construction	1,955	2,210		6,911	117
Real estate – commercial	1,707	1,707		4,751	70
Real estate – residential	1,711	1,739		2,069	106
Equity Lines of Credit	1,345	1,345		1,285	22
Auto	76	76		102	10
Other	49	49		91	2
With an allowance recorded:
Commercial	$2,440	$2,440	$310	$1,349	$25
Agricultural	345	345	250	345	—
Real estate – construction	4,799	4,850	901	2,521	186
Real estate – commercial	3,850	3,850	148	1,664	—
Real estate – residential	2,546	2,546	355	1,005	9
Equity Lines of Credit	149	149	101	53	1
Auto	—	—	—	—	—
Other	1	1	1	1	—
Total:
Commercial	$4,946	$5,322	$310	$3,807	$81
Agricultural	1,268	1,498	250	1,276	62
Real estate – construction	6,754	7,060	901	9,432	303
Real estate – commercial	5,557	5,557	148	6,415	70
Real estate – residential	4,257	4,285	355	3,074	115
Equity Lines of Credit	1,494	1,494	101	1,338	23
Auto	76	76	—	102	10
Other	50	50	1	92	2

Total	$24,402	$25,342	$2,066	$25,536	$666

PLUMAS BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

7. PREMISES AND EQUIPMENT

Premises and equipment consisted of the following:

	December 31,
	2012	2011
Land	$2,628,000	$2,628,000
Premises	15,417,000	15,412,000
Furniture, equipment and leasehold improvements	10,179,000	9,874,000

	28,224,000	27,914,000
Less accumulated depreciation and amortization	(14,953,000)	(14,457,000)

	$13,271,000	$13,457,000

Depreciation and amortization included in occupancy and equipment expense totaled $1,181,000, $1,233,000 and $1,521,000 for the years ended December 31, 2012, 2011 and 2010, respectively.

8. DEPOSITS

Interest-bearing deposits consisted of the following:

	December 31,
	2012	2011
Interest-bearing demand deposits	$83,384,000	$82,025,000
Money market	43,751,000	38,840,000
Savings	70,205,000	63,969,000
Time, $100,000 or more	27,886,000	31,624,000
Other time	42,690,000	48,751,000

	$267,916,000	$265,209,000

At December 31, 2012, the scheduled maturities of time deposits were as follows:

Year Ending December 31,
2013	$52,605,000
2014	11,941,000
2015	3,820,000
2016	1,841,000
2017	272,000
thereafter	97,000

$70,576,000

PLUMAS BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

8. DEPOSITS (Continued)

At December 31, 2012, the contractual maturities of time deposits with a denomination of $100,000 and over were as follows: $10,797,000 in 3 months or less, $4,305,000 over 3 months through 6 months, $6,398,000 over 6 months through 12 months, and $6,386,000 over 12 months.

Deposit overdrafts reclassified as loan balances were $392,000 and $331,000 at December 31, 2012 and 2011, respectively.

9. SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE

Securities sold under agreements to repurchase are secured by U.S. Government agency securities with a carrying amount of $7,377,000 and $8,279,000 at December 31, 2012 and 2011, respectively. There were no securities sold under agreements to repurchase during 2010.

Securities sold under agreements to repurchase are financing arrangements that mature within two years. At maturity, the securities underlying the agreements are returned to the Company. Information concerning securities sold under agreements to repurchase during 2012 and 2011 is summarized as follows:

2012
Average daily balance during the year	$5,982,000
Average interest rate during the year	0.27%
Maximum month-end balance during the year	$8,041,000
Weighted average interest rate at year-end	0.25%

2011
Average daily balance during the year	$3,124,000
Average interest rate during the year	0.42%
Maximum month-end balance during the year	$8,300,000
Weighted average interest rate at year-end	0.41%

10. BORROWING ARRANGEMENTS

The Company is a member of the FHLB and can borrow up to $98,000,000 from the FHLB secured by commercial and residential mortgage loans with carrying values totaling $191,000,000. The Company is required to hold FHLB stock as a condition of membership. At December 31, 2012, the Company held $1,950,000 of FHLB stock which is recorded as a component of other assets. At this level of stock holdings the Company can borrow up to $41,000,000. To borrow the $98,000,000 in available credit the Company would need to purchase $2,661,000 in additional FHLB stock. There were no outstanding borrowings under this agreement at December 31, 2012 and 2011.

PLUMAS BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

11. JUNIOR SUBORDINATED DEFERRABLE INTEREST DEBENTURES

Plumas Statutory Trust I and II are Connecticut business trusts formed by the Company with capital of $290,000 and $157,000, respectively, for the sole purpose of issuing trust preferred securities fully and unconditionally guaranteed by the Company. Under applicable regulatory guidance, the amount of trust preferred securities that is eligible as Tier 1 capital is limited to twenty-five percent of the Company's Tier 1 capital, as defined, on a pro forma basis. At December 31, 2012, all of the trust preferred securities that have been issued qualify as Tier 1 capital.

During 2002, Plumas Statutory Trust I issued 6,000 Floating Rate Capital Trust Pass-Through Securities ("Trust Preferred Securities"), with a liquidation value of $1,000 per security, for gross proceeds of $6,000,000. During 2005, Plumas Statutory Trust II issued 4,000 Trust Preferred Securities with a liquidation value of $1,000 per security, for gross proceeds of $4,000,000. The entire proceeds were invested by Trust I in the amount of $6,186,000 and Trust II in the amount of $4,124,000 in Floating Rate Junior Subordinated Deferrable Interest Debentures (the "Subordinated Debentures") issued by the Company, with identical maturity, repricing and payment terms as the Trust Preferred Securities. The Subordinated Debentures represent the sole assets of Trusts I and II.

Trust I’s Subordinated Debentures mature on September 26, 2032, bear a current interest rate of 3.71% (based on 3-month LIBOR plus 3.40%), with repricing and payments due quarterly. Trust II’s Subordinated Debentures mature on September 28, 2035, bear a current interest rate of 1.79% (based on 3-month LIBOR plus 1.48%), with repricing and payments due quarterly. The Subordinated Debentures are redeemable by the Company, subject to receipt by the Company of prior approval from the Federal Reserve Board of Governors, on any quarterly anniversary date on or after the 5-year anniversary date of the issuance. The redemption price is par plus accrued and unpaid interest, except in the case of redemption under a special event which is defined in the debenture. The Trust Preferred Securities are subject to mandatory redemption to the extent of any early redemption of the Subordinated Debentures and upon maturity of the Subordinated Debentures on September 26, 2032 for Trust I and September 28, 2035 for Trust II.

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

PLUMAS BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

11. JUNIOR SUBORDINATED DEFERRABLE INTEREST DEBENTURES (Continued)

While the Company has accrued for this obligation, it has been deferring the interest payments on the junior subordinated debentures as permitted by the agreements. As of December 31, 2012 and 2011, the amount of the arrearage on the payments on the subordinated debt associated with the trust preferred securities was $906,000 and $569,000, respectively. On March 15, 2013, with the approval of the Federal Reserve Bank of San Francisco (FRB), the Company made all current and deferred interest payments on its trust preferred securities.

Interest expense recognized by the Company for the years ended December 31, 2012, 2011 and 2010 related to the subordinated debentures was $344,000, $326,000 and $312,000, respectively.

12. COMMITMENTS AND CONTINGENCIES

Leases

The Company has commitments for leasing premises under the terms of noncancelable operating leases expiring from 2013 to 2015. Future minimum lease payments are as follows:

Year Ending
December 31,
2013	$91,000
2014	60,000
2015	31,000

$182,000

Rental expense included in occupancy and equipment expense totaled $153,000, $150,000 and $20,000 for the years ended December 31, 2012, 2011 and 2010, respectively.

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

The Company's exposure to credit loss in the event of nonperformance by the other party for commitments to extend credit and letters of credit is represented by the contractual amount of those instruments. The Company uses the same credit policies in making commitments and letters of credit as it does for loans included on the consolidated balance sheet.

The following financial instruments represent off-balance-sheet credit risk:

	December 31,
	2012	2011
Commitments to extend credit	$76,030,000	$79,164,000
Letters of credit	$110,000	$50,000

PLUMAS BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

12. COMMITMENTS AND CONTINGENCIES (Continued)

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since some of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Company evaluates each customer's creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Company upon extension of credit, is based on management's credit evaluation of the borrower. Collateral held varies, but may include accounts receivable, crops, inventory, equipment, income-producing commercial properties, farm land and residential properties.

Letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loans to customers. The fair value of the liability related to these letters of credit, which represents the fees received for issuing the guarantees, was not significant at December 31, 2012 and 2011. The Company recognizes these fees as revenues over the term of the commitment or when the commitment is used.

At December 31, 2012, consumer loan commitments represent approximately 21% of total commitments and are generally unsecured. Commercial and agricultural loan commitments represent approximately 35% of total commitments and are generally secured by various assets of the borrower. Real estate loan commitments, including consumer home equity lines of credit, represent the remaining 44% of total commitments and are generally secured by property with a loan-to-value ratio not to exceed 80%. In addition, the majority of the Company’s commitments have variable interest rates.

Concentrations of Credit Risk

The Company grants real estate mortgage, real estate construction, commercial, agricultural and consumer loans to customers throughout Plumas, Nevada, Placer, Lassen, Sierra, Shasta and Modoc counties in California and Washoe county in Northern Nevada.

Although the Company has a diversified loan portfolio, a substantial portion of its portfolio is secured by commercial and residential real estate. A continued substantial decline in the economy in general, or a continued decline in real estate values in the Company’s primary market areas in particular, could have an adverse impact on the collectability of these loans. However, personal and business income represents the primary source of repayment for a majority of these loans.

Contingencies

The Company is subject to legal proceedings and claims which arise in the ordinary course of business. In the opinion of management, the amount of ultimate liability with respect to such actions will not materially affect the financial position or results of operations of the Company.

PLUMAS BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

13. SHAREHOLDERS’ EQUITY

Dividend Restrictions

The Company's ability to pay cash dividends is dependent on dividends paid to it by the Bank and limited by California corporation law. Under California law, the holders of common stock of the Company are entitled to receive dividends when and as declared by the Board of Directors, out of funds legally available, subject to certain restrictions. The California general corporation law prohibits the Company from paying dividends on its common stock unless: (i) its retained earnings, immediately prior to the dividend payment, equals or exceeds the amount of the dividend or (ii) immediately after giving effect to the dividend, the sum of the Company's assets (exclusive of goodwill and deferred charges) would be at least equal to 125% of its liabilities (not including deferred taxes, deferred income and other deferred liabilities) and the current assets of the Company would be at least equal to its current liabilities, or, if the average of its earnings before taxes on income and before interest expense for the two preceding fiscal years was less than the average of its interest expense for the two preceding fiscal years, at least equal to 125% of its current liabilities.

Dividends from the Bank to the Company are restricted under California law to the lesser of the Bank's retained earnings or the Bank's net income for the latest three fiscal years, less dividends previously declared during that period, or, with the approval of the DFI, to the greater of the retained earnings of the Bank, the net income of the Bank for its last fiscal year, or the net income of the Bank for its current fiscal year. As of December 31, 2012, the maximum amount available for dividend distribution under this restriction was approximately $4,800,000. In addition the Company’s ability to pay dividends is subject to certain covenants contained in the indentures relating to the Trust Preferred Securities issued by the business trusts (see Note 11 for additional information related to the Trust Preferred Securities).

As described below, dividends on common stock are also limited related to the Company’s participation in the Capital Purchase Program. Additionally, Plumas Bancorp is required by the FRB to obtain the FRB’s prior written consent before paying any dividends on its common stock or its Series A Preferred Stock, or making any payments on its trust preferred securities. On March 15, 2013, with the approval of the FRB, the Company made all current and deferred interest payments on its trust preferred securities.

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

The Company allocated the proceeds received on January 30, 2009 between the Series A Preferred Stock and the Warrant based on the estimated relative fair value of each. The fair value of the Warrant was estimated based on a Black-Scholes-Merton model and totaled $320,000. The discount recorded on the Series A Preferred Stock was based on a discount rate of 12% and will be amortized by the level-yield method over 5 years. Discount accretion for the years ended December 31, 2012, 2011, and 2010 totaled $87,000, $87,000 and $87,000, respectively.

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

During the second quarter of 2010, Plumas Bancorp, as required by the FRB, suspended the declaration and payment of future quarterly cash dividends on its Series A Preferred Stock. Plumas Bancorp is in arrears in the amount of $1,643,000 and $1,046,000 with the dividend payments on the Series A Preferred Stock as of December 31, 2012 and 2011, respectively.

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

PLUMAS BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

13. SHAREHOLDERS’ EQUITY (Continued)

	For the Year Ended December 31,
(In thousands, except per share data)	2012	2011	2010
Net Income:
Net income	$1,950	$941	$971
Dividends on preferred shares	(684)	(684)	(684)

Net income available to common shareholders	$1,266	$257	$287

Earnings Per Share:
Basic earnings per share	$0.26	$0.05	$0.06
Diluted earnings per share	$0.26	$0.05	$0.06
Weighted Average Number of Shares Outstanding:
Basic shares	4,776	4,776	4,776
Diluted shares	4,782	4,776	4,776

Shares of common stock issuable under stock options for which the exercise prices were greater than the average market prices were not included in the computation of diluted earnings per share due to their antidilutive effect. When a net loss occurs, no difference in earnings per share is calculated because the conversion of potential common stock is anti-dilutive. Stock options not included in the computation of diluted earnings per share, due to shares not being in the-money and having an antidilutive effect, were 394,000, 483,000 and 312,000 for the years ended December 31, 2012, 2011 and 2010, respectively.

PLUMAS BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

13. SHAREHOLDERS’ EQUITY (Continued)

Stock Options

In 2001, the Company established a Stock Option Plan for which 419,806 shares of common stock remain reserved for issuance to employees and directors and no shares are available for future grants as of December 31, 2012. The Plan requires that the option price may not be less than the fair market value of the stock at the date the option is granted, and that the stock must be paid in full at the time the option is exercised. Payment in full for the option price must be made in cash or with Company common stock previously acquired by the optionee and held by the optionee for a period of at least six months. The Plan does not provide for the settlement of awards in cash and new shares are issued upon option exercise. The options expire on dates determined by the Board of Directors, but not later than ten years from the date of grant. Upon grant, options vest ratably over a three to five year period. A summary of the activity within the Plan follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Intrinsic Value
Options outstanding at January 1, 2010	403,966	$13.56
Options cancelled	(91,936)	14.05

Options outstanding at December 31, 2010	312,030	$13.41
Options granted	248,000	2.95
Options cancelled	(77,250)	9.05

Options outstanding at December 31, 2011	482,780	$8.74
Options cancelled	(62,974)	9.17

Options outstanding at December 31, 2012	419,806	$8.67	4.2	$65,286

Options exercisable at December 31, 2012	262,913	$12.08	3.0	$16,647
Expected to vest after December 31, 2012	131,909	$2.95	6.2	$40,892

As of December 31, 2012, there was $88,000 of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the Plan. That cost is expected to be recognized over a weighted average period of 2.2 years.

The total fair value of options vested was $89,000 and $153,000 for the year ended December 31, 2012 and 2011, respectively.

PLUMAS BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

13. SHAREHOLDERS’ EQUITY (Continued)

Regulatory Capital

The Company and the Bank are subject to certain regulatory capital requirements administered by the Board of Governors of the Federal Reserve System and the FDIC. Failure to meet these minimum capital requirements can initiate certain mandatory and possibly additional discretionary, actions by regulators that, if undertaken, could have a direct material effect on the Company's consolidated financial statements.

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

The Bank is also subject to additional capital guidelines under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain total risk-based, Tier 1 risk-based and Tier 1 leverage ratios as set forth in the table on the following page and cannot be subject to a written agreement, order or capital directive issued by the FDIC. Management believes that the Company and the Bank met all capital adequacy requirements to which they are subject.

PLUMAS BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

13. SHAREHOLDERS’ EQUITY (Continued)

Regulatory Capital (continued)

	December 31,
	2012		2011
	Amount	Ratio	Amount	Ratio
Leverage Ratio
Plumas Bancorp and Subsidiary	$49,052,000	10.3%	$45,024,000	9.8%
Minimum regulatory requirement	$19,040,000	4.0%	$18,313,000	4.0%
Plumas Bank	$49,662,000	10.4%	$45,073,000	9.8%
Minimum requirement for “Well-Capitalized” institution under the prompt corrective action	$23,852,000	5.0%	$22,882,000	5.0%
Minimum regulatory requirement	$19,032,000	4.0%	$18,305,000	4.0%
Tier 1 Risk-Based Capital Ratio
Plumas Bancorp and Subsidiary	$49,052,000	13.9%	$45,024,000	13.7%
Minimum regulatory requirement	$14,143,000	4.0%	$13,149,000	4.0%
Plumas Bank	$49,662,000	14.1%	$45,073,000	13.7%
Minimum requirement for “Well-Capitalized” institution under the prompt corrective action	$21,200,000	6.0%	$19,710,000	6.0%
Minimum regulatory requirement	$14,133,000	4.0%	$13,140,000	4.0%
Total Risk-Based Capital Ratio
Plumas Bancorp and Subsidiary	$53,489,000	15.1%	$49,169,000	15.0%
Minimum regulatory requirement	$28,286,000	8.0%	$26,298,000	8.0%
Plumas Bank	$54,096,000	15.3%	$49,215,000	15.0%
Minimum requirement for “Well-Capitalized” institution under the prompt corrective action	$35,333,000	10.0%	$32,850,000	10.0%
Minimum regulatory requirement	$28,266,000	8.0%	$26,280,000	8.0%

PLUMAS BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

14. OTHER EXPENSES

Other expenses consisted of the following:

	Year Ended December 31,
	2012	2011	2010
Outside service fees	$1,503,000	$1,270,000	$1,212,000
Professional fees	875,000	730,000	587,000
FDIC Insurance	613,000	1,099,000	1,009,000
Telephone and data communications	308,000	331,000	338,000
Business development	268,000	262,000	250,000
Director compensation and retirement	255,000	229,000	233,000
Advertising and promotion	251,000	236,000	252,000
Armored car and courier	224,000	225,000	239,000
Loan collection expenses	219,000	261,000	261,000
OREO expenses	187,000	422,000	573,000
Core deposit intangible amortization	173,000	173,000	173,000
Stationery and supplies	124,000	140,000	145,000
Insurance	120,000	42,000	125,000
Postage	104,000	190,000	207,000
Loss (gain) on sale of other real estate	16,000	606,000	(43,000)
Other operating expenses	239,000	168,000	396,000

	$5,479,000	$6,384,000	$5,957,000

15. INCOME TAXES

The provision for income taxes for the years ended December 31, 2012, 2011 and 2010 consisted of the following:

	Federal	State	Total
2012
Current	$25,000	$3,000	$28,000
Deferred	812,000	230,000	1,042,000

Provision for income taxes	$837,000	$233,000	$1,070,000

	Federal	State	Total
2011
Current	$34,000	$2,000	$36,000
Deferred	228,000	31,000	259,000

Provision for income taxes	$262,000	$33,000	$295,000

PLUMAS BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

15. INCOME TAXES (Continued)

	Federal	State	Total
2010
Current		$4,000	$4,000
Deferred	$277,000	108,000	385,000

Provision for income taxes	$277,000	$112,000	$389,000

Deferred tax assets (liabilities) consisted of the following:

	December 31,
	2012	2011
Deferred tax assets:
Allowance for loan losses	$327,000	$1,183,000
Net operating loss carryovers	2,636,000	2,867,000
Deferred compensation	1,739,000	1,661,000
Core deposit premium	234,000	245,000
OREO valuation allowance	1,326,000	1,253,000
Other	621,000	607,000

Total deferred tax assets	6,883,000	7,816,000

Deferred tax liabilities:
Prepaid costs	(103,000)	(167,000)
Deferred loan costs	(960,000)	(779,000)
Unrealized gain on available-for-sale investment securities	(232,000)	(110,000)
Other	(154,000)	(162,000)

Total deferred tax liabilities	(1,449,000)	(1,218,000)

Net deferred tax assets	$5,434,000	$6,598,000

Deferred tax assets and liabilities are recognized for the tax consequences of temporary differences between the reported amount of assets and liabilities and their tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The determination of the amount of deferred income tax assets which are more likely than not to be realized is primarily dependent on projections of future earnings, which are subject to uncertainty and estimates that may change given economic conditions and other factors. The realization of deferred income tax assets is assessed and a valuation allowance is recorded if it is "more likely than not" that all or a portion of the deferred tax asset will not be realized. "More likely than not" is defined as greater than a 50% chance. All available evidence, both positive and negative is considered to determine whether, based on the weight of that evidence, a valuation allowance is needed.

PLUMAS BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

15. INCOME TAXES (Continued)

As part of its analysis, the Company considered the following positive evidence:

•	The Company has a long history of earnings and profitability.

•

The Company has been profitable for each of the years in the three year period ended December 31, 2012. Additionally, the Company is projecting future taxable and book income will be generated by operations.

•	The volume of potential problem loans in the Company’s loan portfolio has significantly decreased.

•	The Company does not have a history of net operating losses carry forwards or tax credits expiring unused.

At December 31, 2012 total deferred tax assets were approximately $6,883,000 and total deferred tax liabilities were approximately $1,449,000 for a net deferred tax asset of $5,434,000. The Company’s deferred tax assets primarily relate to net operating loss carry-forwards and timing differences in the tax deductibility of the provision for loan losses, impairment charges on other real estate owned and deferred compensation. Based upon our analysis of available evidence, management of the Company determined that it is "more likely than not" that all of our deferred income tax assets as of December 31, 2012 and 2011 will be fully realized and therefore no valuation allowance was recorded. On the consolidated balance sheet, net deferred tax assets are included in accrued interest receivable and other assets.

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

Interest expense and penalties associated with unrecognized tax benefits, if any, are classified as income tax expense in the consolidated statement of income. There have been no significant changes to unrecognized tax benefits or accrued interest and penalties for the year ended December 31, 2012.

PLUMAS BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

15. INCOME TAXES (Continued)

The provision for income taxes differs from amounts computed by applying the statutory Federal income tax rate to operating income before income taxes. The significant items comprising these differences consisted of the following:

	2012	2011	2010
Federal income tax, at statutory rate	34.0%	34.0%	34.0%
State franchise tax, net of Federal tax effect	5.7%	4.4%	5.5%
Interest on obligations of states and political subdivisions	(0.3)%	(2.7)%	(4.4)%
Net increase in cash surrender value of bank owned life insurance	(3.9)%	(9.7)%	(8.8)%
Other	(0.1)%	(2.1)%	2.3%

Effective tax rate	35.4%	23.9%	28.6%

At year-end 2012, the Company had federal operating loss carry-forwards of approximately $4,818,000 which expire at various dates from 2029 to 2031. In addition, at year end 2012, the Company had state operating loss carry-forwards of approximately $13,946,000 which expire at various dates from 2029 to 2031. Deferred tax assets are recognized for net operating losses because the benefit is more likely than not to be realized.

The Company and its subsidiary file income tax returns in the U.S. federal and California jurisdictions. The Company conducts all of its business activities in the states of California and Nevada. There are currently no pending U.S. federal, state, and local income tax or non-U.S. income tax examinations by tax authorities.

With few exceptions, the Company is no longer subject to tax examinations by U.S. Federal taxing authorities for years ended before December 31, 2009, and by state and local taxing authorities for years ended before December 31, 2008.

The unrecognized tax benefits and changes therein and the interest and penalties accrued by the Company as of or during the years ended December 31, 2012 and 2011 were not significant. The Company does not expect the total amount of unrecognized tax benefits to significantly increase or decrease in the next twelve months.

16. RELATED PARTY TRANSACTIONS

During the normal course of business, the Company enters into transactions with related parties, including executive officers and directors. The following is a summary of the aggregate activity involving related party borrowers during 2012:

Balance, January 1, 2012	$595,000
Disbursements	9,000
Amounts repaid	(131,000)

Balance, December 31, 2012	$473,000

Undisbursed commitments to related parties, December 31, 2012	$651,000

PLUMAS BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

17. EMPLOYEE BENEFIT PLANS

Profit Sharing Plan

The Plumas Bank Profit Sharing Plan commenced April 1, 1988 and is available to employees meeting certain service requirements. Under the Plan, employees are able to defer a selected percentage of their annual compensation. Included under the Plan's investment options is the option to invest in Company stock. The Company's contribution consists of the following:

•	For the three months ended March 31, 2010 a contribution which matches the participant's contribution, up to a maximum of 3% of the employee's compensation. No contribution was made for the years ended December 31, 2012 and 2011 or the nine months ended December 31, 2010.

•	An additional discretionary contribution. No discretionary contribution was made for the years ended December 31, 2012, 2011 and 2010.

During the years ended December 31, 2012, 2011 and 2010, the Company's contribution totaled $0, $0 and $41,000, respectively.

Salary Continuation and Retirement Agreements

Salary continuation and retirement agreements are in place for two key executives and seven members of the Board of Directors as well as four former executives and four former directors. Under these agreements, the directors and executives will receive monthly payments for twelve to fifteen years, respectively, after retirement. The estimated present value of these future benefits is accrued over the period from the effective dates of the agreements until the participants' expected retirement dates. The expense recognized under these plans for the years ended December 31, 2012, 2011 and 2010 totaled $507,000, $385,000 and $342,000, respectively. Accrued compensation payable under these plans totaled $4,002,000 and $3,784,000 at December 31, 2012 and 2011, respectively.

In connection with these agreements, the Bank purchased single premium life insurance policies with cash surrender values totaling $11,160,000 and $10,815,000 at December 31, 2012 and 2011, respectively. Income earned on these policies, net of expenses, totaled $345,000, $352,000 and $351,000 for the years ended December 31, 2012, 2011 and 2010, respectively.

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

At December 31, 2012, 2011 and 2010, no impairment of the intangible asset has been recognized in the consolidated financial statements. Amortization expense totaled $173,000 for each of the years ended December 31, 2012, 2011 and 2010.

The gross carrying amount of intangible assets and accumulated amortization was:

	December 31, 2012		December 31, 2011
	Gross Carrying	Accumulated	Gross Carrying	Accumulated
	Amount	Amortization	Amount	Amortization
Core Deposit Intangibles	$1,709,000	$1,580,000	$1,709,000	$1,407,000

The intangibles will be fully amortized at September 30, 2013.

PLUMAS BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

19. PARENT ONLY CONDENSED FINANCIAL STATEMENTS

CONDENSED BALANCE SHEETS

December 31, 2012 and 2011

	2012	2011
ASSETS
Cash and cash equivalents	$477,000	$660,000
Investment in bank subsidiary	51,372,000	48,822,000
Other assets	1,334,000	1,086,000

Total assets	$53,183,000	$50,568,000

LIABILITIES AND SHAREHOLDERS’ EQUITY
Other liabilities	$1,023,000	$624,000
Junior subordinated deferrable interest debentures	10,310,000	10,310,000

Total liabilities	11,333,000	10,934,000

Shareholders’ equity:
Preferred stock	11,855,000	11,769,000
Common stock	6,093,000	5,998,000
Retained earnings	23,573,000	21,709,000
Accumulated other comprehensive income	329,000	158,000

Total shareholders’ equity	41,850,000	39,634,000

Total liabilities and shareholders’ equity	$53,183,000	$50,568,000

CONDENSED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

For the Years Ended December 31, 2012, 2011 and 2010

	2012	2011	2010
Income:
Earnings from investment in Plumas Statutory Trusts I and II	10,000	10,000	9,000
Expenses:
Interest on junior subordinated deferrable interest debentures	344,000	326,000	312,000
Other expenses	242,000	199,000	242,000

Total expenses	586,000	525,000	554,000

Loss before equity in undistributed income of subsidiary	(576,000)	(515,000)	(545,000)
Equity in undistributed income of subsidiary	2,289,000	1,244,000	1,292,000

Income before income taxes	1,713,000	729,000	747,000
Income tax benefit	237,000	212,000	224,000

Net income	$1,950,000	$941,000	$971,000

Total comprehensive income	$2,121,000	$1,151,000	$297,000

PLUMAS BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

20. PARENT ONLY CONDENSED FINANCIAL STATEMENTS (Continued)

CONDENSED STATEMENTS OF CASH FLOWS

For the Years Ended December 31, 2012, 2011 and 2010

	2012	2011	2010
Cash flows from operating activities:
Net income	$1,950,000	$941,000	$971,000
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Undistributed income of subsidiary	(2,289,000)	(1,244,000)	(1,292,000)
Stock-based compensation expense	5,000	2,000	10,000
Increase in other assets	(248,000)	(15,000)	(619,000)
Increase in other liabilities	399,000	350,000	(4,000)

Net cash (used in) provided by operating activities	(183,000)	34,000	(934,000)

Cash flows from investing activities:
Investment in bank subsidiary			(2,000,000)

Net cash used in investing activities	—	—	(2,000,000)

Cash flows from financing activities:
Payment of cash dividends on preferred stock			(150,000)

Net cash used in investing activities	—	—	(150,000)

Increase (decrease) in cash and cash equivalents	(183,000)	34,000	(3,084,000)
Cash and cash equivalents at beginning of year	660,000	626,000	3,710,000

Cash and cash equivalents at end of year	$477,000	$660,000	$626,000

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

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

Management, including the undersigned Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of our internal control over financial reporting presented in conformity with accounting principles generally accepted in the United States of America as of December 31, 2012. In conducting its assessment, management used the criteria established by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control — Integrated Framework. Based on this assessment, management concluded that, as of December 31, 2012, our internal control over financial reporting was effective based on those criteria.

This annual report does not include an attestation report of the Company's independent registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's independent registered public accounting firm pursuant to the rules of the Securities and Exchange Commission that permit the Company to provide only management's report in this annual report.

/s/ Andrew J. Ryback
Andrew J. Ryback
President and Chief Executive Officer

/s/ Richard L. Belstock
Richard L. Belstock
Executive Vice President and Chief Financial Officer

Dated March 22, 2013

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

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	Exhibits

The following documents are included or incorporated by reference in this Annual Report on Form 10K.

3.1	Articles of Incorporation as amended of Registrant included as exhibit 3.1 to the Registrant’s Form S-4, File No. 333-84534, which is incorporated by reference herein.

3.2	Bylaws of Registrant as amended on March 16, 2011 included as exhibit 3.2 to the Registrant’s Form 10-K for December 31, 2010, which is incorporated by this reference herein.

3.3	Amendment of the Articles of Incorporation of Registrant dated November 1, 2002, is included as exhibit 3.3 to the Registrant’s 10-Q for September 30, 2005, which is incorporated by this reference herein.

3.4	Amendment of the Articles of Incorporation of Registrant dated August 17, 2005, is included as exhibit 3.4 to the Registrant’s 10-Q for September 30, 2005, which is incorporated by this reference herein.

4	Specimen form of certificate for Plumas Bancorp included as exhibit 4 to the Registrant’s Form S-4, File No. 333-84534, which is incorporated by reference herein.

4.1	Certificate of Determination of Fixed Rate Cumulative Perpetual Preferred Stock, Series A, is included as exhibit 4.1 to Registrant’s 8-K filed on January 30, 2009, which is incorporated by this reference herein.

10.1	Executive Salary Continuation Agreement of Andrew J. Ryback dated December 17, 2008, is included as exhibit 10.1 to the Registrant’s 10-K for December 31, 2008, which is incorporated by this reference herein.

10.2	Split Dollar Agreement of Andrew J. Ryback dated August 23, 2005, is included as Exhibit 10.2 to the Registrant’s 8-K filed on October 17, 2005, which is incorporated by this reference herein.

10.8	Director Retirement Agreement of John Flournoy dated March 21, 2007, is included as Exhibit 10.8 to Registrant’s 10-Q for March 31, 2007, which is incorporated by this reference herein.

10.18	Amended and Restated Director Retirement Agreement of Daniel E. West dated May 10, 2000, is included as Exhibit 10.18 to the Registrant’s 10-QSB for June 30, 2002, which is incorporated by this reference herein.

10.19	Consulting Agreement of Daniel E. West dated May 10, 2000, is included as Exhibit 10.19 to the Registrant’s 10-QSB for June 30, 2002, which is incorporated by this reference herein.

10.21	Amended and Restated Director Retirement Agreement of Alvin G. Blickenstaff dated April 19, 2000, is included as Exhibit 10.21 to the Registrant’s 10-QSB for June 30, 2002, which is incorporated by this reference herein.

10.22	Consulting Agreement of Alvin G. Blickenstaff dated May 8, 2000, is included as Exhibit 10.22 to the Registrant’s 10-QSB for June 30, 2002, which is incorporated by this reference herein.

10.24	Amended and Restated Director Retirement Agreement of Gerald W. Fletcher dated May 10, 2000, is included as Exhibit 10.24 to the Registrant’s 10-QSB for June 30, 2002, which is incorporated by this reference herein.

10.25	Consulting Agreement of Gerald W. Fletcher dated May 10, 2000, is included as Exhibit 10.25 to the Registrant’s 10-QSB for June 30, 2002, which is incorporated by this reference herein.

10.27	Amended and Restated Director Retirement Agreement of Arthur C. Grohs dated May 9, 2000, is included as Exhibit 10.27 to the Registrant’s 10-QSB for June 30, 2002, which is incorporated by this reference herein.

10.28	Consulting Agreement of Arthur C. Grohs dated May 9, 2000, is included as Exhibit 10.28 to the Registrant’s 10-QSB for June 30, 2002, which is incorporated by this reference herein.

10.33	Amended and Restated Director Retirement Agreement of Terrance J. Reeson dated April 19, 2000, is included as Exhibit 10.33 to the Registrant’s 10-QSB for June 30, 2002, which is incorporated by this reference herein.

10.34	Consulting Agreement of Terrance J. Reeson dated May 10, 2000, is included as Exhibit 10.34 to the Registrant’s 10-QSB for June 30, 2002, which is incorporated by this reference herein.

10.35	Letter Agreement, dated January 30, 2009 by and between Plumas Bancorp, Inc. and the United States Department of the Treasury and Securities Purchase Agreement — Standard Terms attached thereto, is included as exhibit 10.1 to Registrant’s 8-K filed on January 30, 2009, which is incorporated by this reference herein.

10.36	Form of Senior Executive Officer letter agreement, is included as exhibit 10.2 to Registrant’s 8-K filed on January 30, 2009, which is incorporated by this reference herein.

10.37	Deferred Fee Agreement of Alvin Blickenstaff is included as Exhibit 10.37 to the Registrant’s 10-Q for March 31, 2009, which is incorporated by this reference herein.

10.40	2001 Stock Option Plan as amended is included as exhibit 99.1 of the Form S-8 filed July 23, 2002, File No. 333-96957, which is incorporated by this reference herein.

10.41	Form of Indemnification Agreement (Plumas Bancorp) is included as Exhibit 10.41 to the Registrant’s 10-Q for March 31, 2009, which is incorporated by this reference herein.

10.42	Form of Indemnification Agreement (Plumas Bank) is included as Exhibit 10.42 to the Registrant’s 10-Q for March 31, 2009, which is incorporated by this reference herein.

10.43	Plumas Bank 401(k) Profit Sharing Plan as amended is included as exhibit 99.1 of the Form S-8 filed February 14, 2003, File No. 333-103229, which is incorporated by this reference herein.

10.46	1991 Stock Option Plan as amended is included as Exhibit 10.46 to the Registrant’s 10-Q for September 30, 2004, which is incorporated by this reference herein.

10.47	Specimen form of Incentive Stock Option Agreement under the 1991 Stock Option Plan is included as Exhibit 10.47 to the Registrant’s 10-Q for September 30, 2004, which is incorporated by this reference herein.

10.48	Specimen form of Non-Qualified Stock Option Agreement under the 1991 Stock Option Plan is included as Exhibit 10.48 to the Registrant’s 10-Q for September 30, 2004, which is incorporated by this reference herein.

10.49	Amended and Restated Plumas Bancorp Stock Option Plan is included as Exhibit 10.49 to the Registrant’s 10-Q for September 30, 2006, which is incorporated by this reference herein.

10.50	Executive Salary Continuation Agreement of Rose Dembosz, is included as exhibit 10.50 to the Registrant’s 10-K for December 31, 2008, which is incorporated by this reference herein.

10.51	First Amendment to Split Dollar Agreement of Andrew J. Ryback, is included as exhibit 10.51 to the Registrant’s 10-K for December 31, 2008, which is incorporated by this reference herein.

10.64	First Amendment to the Plumas Bank Amended and Restated Director Retirement Agreement for Alvin Blickenstaff adopted on September 19, 2007, is included as Exhibit 10.64 to the Registrant’s 8-K filed on September 25, 2007, which is incorporated by this reference herein.

10.65	First Amendment to the Plumas Bank Amended and Restated Director Retirement Agreement for Arthur C. Grohs adopted on September 19, 2007, is included as Exhibit 10.65 to the Registrant’s 8-K filed on September 25, 2007, which is incorporated by this reference herein.

10.66	Director Retirement Agreement of Robert McClintock, is included as Exhibit 10.66 to the Registrant’s 10-K filed on March 23, 2012, which is incorporated by this reference herein.

10.67	First Amendment to the Plumas Bank Amended and Restated Director Retirement Agreement for Terrance J. Reeson adopted on September 19, 2007, is included as Exhibit 10.67 to the Registrant’s 8-K filed on September 25, 2007, which is incorporated by this reference herein.

10.69	First Amendment to the Plumas Bank Amended and Restated Director Retirement Agreement for Daniel E. West adopted on September 19, 2007, is included as Exhibit 10.69 to the Registrant’s 8-K filed on September 25, 2007, which is incorporated by this reference herein.

10.70	First Amendment to the Plumas Bank Amended and Restated Director Retirement Agreement for Gerald W. Fletcher adopted on October 9, 2007, is included as Exhibit 10.70 to the Registrant’s 10-Q for September 30, 2007, which is incorporated by this reference herein.

10.73	Written Agreement with Federal Reserve Bank of San Francisco effective July 28, 2011, is included as Exhibit 10.1 of the Registrant’s 8-K filed on July 29, 2011, which is incorporated by this reference herein.

11	Computation of per share earnings appears in the attached 10-K under Item 8 Financial Statements Plumas Bancorp and Subsidiary Notes to Consolidated Financial Statements as Footnote 13 – Shareholders’ Equity.

21.01	Plumas Bank – California.

21.02	Plumas Statutory Trust I – Connecticut.

21.03	Plumas Statutory Trust II – Connecticut.

23.01	Independent Registered Public Accountant’s Consent for audit of years ended December 31, 2012 and December 31, 2011 dated March 22, 2013.

23.02	Independent Registered Public Accountant’s Consent for audit of year ended December 31, 2010 dated March 22, 2013.

31.1	Rule 13a-14(a) [Section 302] Certification of Principal Financial Officer dated March 22, 2013.

31.2	Rule 13a-14(a) [Section 302] Certification of Principal Executive Officer dated March 22, 2013.

32.1	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 dated March 22, 2013.

32.2	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 dated March 22, 2013.

99.1	Certification of Chief Executive Officer pursuant to Section 111(b)(4) of the Emergency Economic Stabilization Act of 2008 dated March 22, 2013.

99.2	Certification of Chief Financial Officer pursuant to Section 111(b)(4) of the Emergency Economic Stabilization Act of 2008 dated March 22, 2013.

101.INS*	XBRL Instance Document.

101.SCH*	XBRL Taxonomy Schema.

101.CAL*	XBRL Taxonomy Calculation Linkbase.

101.DEF*	XBRL Taxonomy Definition Linkbase.

101.LAB*	XBRL Taxonomy Label Linkbase.

101.PRE*	XBRL Taxonomy Presentation Linkbase.

*	Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PLUMAS BANCORP

(Registrant)

Date: March 22, 2013

/s/ ANDREW J. RYBACK
Andrew J. Ryback President and Chief Executive Officer

/s/ RICHARD L. BELSTOCK
Richard L. Belstock Executive Vice President and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

/s/ DANIEL E. WEST Daniel E. West, Director and Chairman of the Board	Dated: March 22, 2013

/s/ TERRANCE J. REESON Terrance J. Reeson, Director and Vice Chairman of the Board	Dated: March 22, 2013

/s/ ALVIN G. BLICKENSTAFF Alvin G. Blickenstaff, Director	Dated: March 22, 2013

/s/ W. E. ELLIOTT William E. Elliott, Director	Dated: March 22, 2013

/s/ GERALD W. FLETCHER Gerald W. Fletcher, Director	Dated: March 22, 2013

/s/ JOHN FLOURNOY John Flournoy, Director	Dated: March 22, 2013

/s/ ARTHUR C. GROHS Arthur C. Grohs, Director	Dated: March 22, 2013

/s/ ROBERT J. MCCLINTOCK Robert J. McClintock, Director	Dated: March 22, 2013