Form 10-Q
period 2013-03-31
PLUMAS BANCORP
filed 2013-05-10
CIK 1168455

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED March 31, 2013

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of May 7, 2013. 4,776,339 shares

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

PLUMAS BANCORP

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands, except share data)

	March 31, 2013	December 31, 2012
Assets
Cash and cash equivalents	$47,762	$44,675
Investment securities available for sale	80,446	80,964
Loans, less allowance for loan losses of $5,777 at March 31, 2013 and $5,686 at December 31, 2012	308,436	310,271
Premises and equipment, net	13,010	13,271
Bank owned life insurance	11,251	11,160
Real estate and vehicles acquired through foreclosure	5,318	5,336
Accrued interest receivable and other assets	11,758	12,125

Total assets	$477,981	$477,802

Liabilities and Shareholders’ Equity
Deposits:
Non-interest bearing	$133,432	$143,646
Interest bearing	278,800	267,916

Total deposits	412,232	411,562
Repurchase agreements	7,401	7,377
Accrued interest payable and other liabilities	5,731	6,703
Junior subordinated deferrable interest debentures	10,310	10,310

Total liabilities	435,674	435,952

Commitments and contingencies (Note 6)
Shareholders’ equity:
Serial preferred stock, no par value; 10,000,000 shares authorized; 11,949 issued and outstanding at March 31, 2013 and December 31, 2012; aggregate liquidation value of $13,816 at March 31, 2013 and $13,667 at December 31, 2012.	11,877	11,855
Common stock, no par value; 22,500,000 shares authorized; issued and outstanding – 4,776,339 shares at March 31, 2013 and December 31, 2012	6,102	6,093
Retained earnings	24,167	23,573
Accumulated other comprehensive income	161	329

Total shareholders’ equity	42,307	41,850

Total liabilities and shareholders’ equity	$477,981	$477,802

See notes to unaudited condensed consolidated financial statements.

PLUMAS BANCORP

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(In thousands, except per share data)

	For the Three Months
	Ended March 31,
	2013	2012
Interest Income:
Interest and fees on loans	$4,316	$4,228
Interest on investment securities	256	185
Other	22	33

Total interest income	4,594	4,446
Interest Expense:
Interest on deposits	155	240
Interest on junior subordinated deferrable interest debentures	83	78
Other	27	20

Total interest expense	265	338

Net interest income before provision for loan losses	4,329	4,108
Provision for Loan Losses	700	600

Net interest income after provision for loan losses	3,629	3,508
Non-Interest Income:
Service charges	876	872
Gain on sale of loans	521	234
Earnings on Bank owned life insurance	91	85
Gain on sale of investments	—	51
Other	212	185

Total non-interest income	1,700	1,427
Non-Interest Expenses:
Salaries and employee benefits	2,219	2,318
Occupancy and equipment	757	758
Other	1,399	1,509

Total non-interest expenses	4,375	4,585

Income before provision for income taxes	954	350
Provision for Income Taxes	338	126

Net income	$616	$224

Preferred Stock Dividends and Discount Accretion	(171)	(171)

Net income available to common shareholders	$445	$53

Basic income per common share	$0.09	$0.01

Diluted income per common share	$0.09	$0.01

See notes to unaudited condensed consolidated financial statements.

PLUMAS BANCORP

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

(In thousands)

	For the Three Months
	Ended March 31,
	2013	2012
Net income	$616	$224
Other comprehensive (loss) income:
Change in net unrealized gains, net	(287)	120
Less: Reclassification adjustments for net gains included in net income	—	(51)

Net unrealized holding (losses) gains	(287)	69
Income tax effect	119	(28)

Other comprehensive (loss) income	(168)	41

Total comprehensive income	$448	$265

See notes to unaudited condensed consolidated financial statements.

PLUMAS BANCORP

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	For the Three Months
	Ended March 31,
	2013	2012
Cash Flows from Operating Activities:
Net income	$616	$224
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	700	600
Change in deferred loan origination costs/fees, net	(208)	(182)
Depreciation and amortization	342	317
Stock-based compensation expense	9	66
Amortization of investment security premiums	114	157
Gain on sale of investments	—	(51)
Gain on sale of loans held for sale	(521)	(234)
Loans originated for sale	(4,577)	(3,307)
Proceeds from loan sales	7,672	4,234
Provision from change in OREO valuation	114	187
Earnings on bank-owned life insurance	(91)	(85)
Decrease (increase) decrease in accrued interest receivable and other assets	512	(114)
(Decrease) increase in accrued interest payable and other liabilities	(972)	56

Net cash provided by operating activities	3,710	1,868

Cash Flows from Investing Activities:
Proceeds from matured and called available-for-sale investment securities	6,000	6,180
Proceeds from principal repayments from available-for-sale government-sponsored mortgage-backed securities	2,242	2,327
Purchases of available-for-sale securities	(8,122)	(12,873)
Proceeds from sale of available-for-sale securities	—	4,471
Net increase in loans	(1,711)	(1,273)
Proceeds from sale of other real estate	243	499
Proceeds from sale of other vehicles	51	20
Purchase of premises and equipment	(20)	(116)

Net cash used in investing activities	(1,317)	(765)

Continued on next page.

PLUMAS BANCORP

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

(Continued)

	For the Three Months
	Ended March 31,
	2013	2012
Cash Flows from Financing Activities:
Net increase in demand, interest bearing and savings deposits	$3,804	$9,333
Net decrease in time deposits	(3,134)	(1,855)
Net increase (decrease ) in securities sold under agreements to repurchase	24	(2,996)

Net cash provided by financing activities	694	4,482

Increase in cash and cash equivalents	3,087	5,585
Cash and Cash Equivalents at Beginning of Year	44,675	63,076

Cash and Cash Equivalents at End of Period	$47,762	$68,661

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:
Interest expense	$1,146	$266
Non-Cash Investing Activities:
Real estate and vehicles acquired through foreclosure	$364	$45

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

On July 28, 2011 the Company entered into an agreement with the Federal Reserve Bank of San Francisco (the “FRB Agreement”). Under the terms of the FRB Agreement, Plumas Bancorp has agreed to take certain actions that are designed to maintain its financial soundness so that it may continue to serve as a source of strength to the Bank. Among other things, the FRB Agreement requires prior written approval related to the payment or taking of dividends and distributions, making any distributions of interest, principal or other sums on subordinated debentures or trust preferred securities, incurrence of debt, and the purchase or redemption of stock. In March 2013 the FRB allowed Plumas Bancorp to pay all past due and current interest on its trust preferred securities. As of March 31, 2013 the amount of the arrearage on the dividend payments of the Series A Preferred Stock is $1.8 million representing twelve quarterly payments.

On April 19, 2013 the Company received notice that the FRB Agreement had been terminated.

3. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The condensed consolidated financial statements include the accounts of the Company and the accounts of its wholly-owned subsidiary, Plumas Bank. Plumas Statutory Trust I and Plumas Statutory Trust II are not consolidated into the Company’s consolidated financial statements and, accordingly, are accounted for under the equity method. In the opinion of management, the unaudited condensed consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the Company’s financial position at March 31, 2013 and the results of its operations and its cash flows for the three-month periods ended March 31, 2013 and 2012. Our condensed consolidated balance sheet at December 31, 2012 is derived from audited financial statements. Certain reclassifications have been made to prior period’s balances to conform to classifications used in 2013.

The unaudited condensed consolidated financial statements of the Company have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim reporting on Form 10-Q. Accordingly, certain disclosures normally presented in the notes to the annual consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been omitted. The Company believes that the disclosures are adequate to make the information not misleading. These interim financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s 2012 Annual Report to Shareholders on Form 10-K. The results of operations for the three-month period ended March 31, 2013 may not necessarily be indicative of future operating results. In preparing such financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the balance sheet and revenues and expenses for the periods reported. Actual results could differ significantly from those estimates.

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

4. INVESTMENT SECURITIES AVAILABLE FOR SALE

The amortized cost and estimated fair value of investment securities at March 31, 2013 and December 31, 2012 consisted of the following:

	March 31, 2013
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Debt securities:
U.S. Government-sponsored agencies	$33,254,000	$128,000	$(1,000)	$33,381,000
U.S. Government-sponsored agencies collateralized by mortgage obligations - residential	46,918,000	257,000	(110,000)	47,065,000

	$80,172,000	$385,000	$(111,000)	$80,446,000

Unrealized gains on available-for-sale investment securities totaling $274,000 were recorded, net of $113,000 in tax expense, as accumulated other comprehensive income within shareholders’ equity at March 31, 2013. During the three months ended March 31, 2012, the Company sold three available-for-sale securities for total proceeds of $4,471,000, which resulted in the recognition of a $51,000 gross gain on sale. No securities were sold during the three months ended March 31, 2013.

	December 31, 2012
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Debt securities:
U.S. Government-sponsored agencies	$38,291,000	$154,000	$(3,000)	$38,442,000
U.S. Government-sponsored agencies collateralized by mortgage obligations - residential	42,112,000	434,000	(24,000)	42,522,000

	$80,403,000	$588,000	$(27,000)	$80,964,000

Net unrealized gains on available-for-sale investment securities totaling $561,000 were recorded, net of $232,000 in tax expense, as accumulated other comprehensive income within shareholders’ equity at December 31, 2012. During the year ended December 31, 2012, the Company sold twenty-five available-for-sale investment securities for $20,773,000, recording a $403,000 gain on sale. No securities were sold at a loss.

Investment securities with unrealized losses at March 31, 2013 are summarized and classified according to the duration of the loss period as follows:

	Less than 12 Months
	Fair	Unrealized
	Value	Losses
Debt securities:
U.S. Government-sponsored agencies	$998,000	$1,000
U.S. Government-sponsored agencies collateralized by mortgage obligations	19,726,000	110,000

	$20,724,000	$111,000

Investment securities with unrealized losses at December 31, 2012 are summarized and classified according to the duration of the loss period as follows:

	Less than 12 Months
	Fair	Unrealized
	Value	Losses
Debt securities:
U.S. Government-sponsored agencies	$2,004,000	$3,000
U.S. Government-sponsored agencies collateralized by mortgage obligations	7,002,000	24,000

	$9,006,000	$27,000

There were no securities in a loss position for more than one year as of March 31, 2013 and December 31, 2012.

At March 31, 2013, the Company held 57 securities of which 16 were in a loss position. Of the securities in a loss position, all were in a loss position for less than twelve months. Of the 16 securities, 1 is a U.S. Government-sponsored agencies and 15 are U.S. Government-sponsored agencies collateralized by mortgage obligations. The unrealized losses primarily relate to changes in interest rates and other market conditions. All of the securities continue to pay as scheduled. When analyzing an issuer’s financial condition, management considers the length of time and extent to which the market value has been less than cost; the historical and implied volatility of the security; the financial condition of the issuer of the security; and the Company’s intent and ability to hold the security to recovery. As of March 31, 2013, management does not have the intent to sell these securities nor does it believe it is more likely than not that it will be required to sell these securities before the recovery of its amortized cost basis. Based on the Company’s evaluation of the above and other relevant factors, the Company does not believe the securities that are in an unrealized loss position as of March 31, 2013 are other than temporarily impaired.

The amortized cost and estimated fair value of investment securities at March 31, 2013 by contractual maturity are shown below. Expected maturities will differ from contractual maturities because the issuers of the securities may have the right to call or prepay obligations with or without call or prepayment penalties.

	Estimated	Estimated
	Amortized	Fair
	Cost	Value
Within one year	1,000,000	1,005,000
After one year through five years	32,254,000	32,376,000
Investment securities not due at a single maturity date:
Government-guaranteed mortgage- backed securities	46,918,000	47,065,000

	$80,172,000	$80,446,000

Investment securities with amortized costs totaling $47,300,000 and $44,305,000 and estimated fair values totaling $47,542,000 and $44,535,000 at March 31, 2013 and December 31, 2012, respectively, were pledged to secure deposits and repurchase agreements.

5. LOANS AND THE ALLOWANCE FOR LOAN LOSSES

Outstanding loans are summarized below, in thousands:

	March 31, 2013	December 31, 2012
Commercial	$28,777	$29,552
Agricultural	32,864	35,124
Real estate – residential	32,679	34,666
Real estate – commercial	138,775	139,546
Real estate – construction and land development	16,811	15,801
Equity lines of credit	37,204	36,873
Auto	22,288	19,283
Other	3,762	4,212

	313,160	315,057
Deferred loan costs, net	1,053	900
Allowance for loan losses	(5,777)	(5,686)

	$308,436	$310,271

The recorded investment in impaired loans totaled $16,864,000 and $18,850,000 at March 31, 2013 and December 31, 2012. The Company had specific allowances for loan losses of $1,371,000 on impaired loans of $7,213,000 at March 31, 2013 as compared to specific allowances for loan losses of $1,186,000 on impaired loans of $14,334,000 at December 31, 2012. The balance of impaired loans in which no specific reserves were required totaled $9,651,000 and $4,516,000 at March 31, 2013 and December 31, 2012, respectively. The average recorded investment in impaired loans for the three months ended March 31, 2013 and March 31, 2012 was $17,440,000 and $23,944,000, respectively. The Company recognized $103,000 and $127,000 in interest income on a cash basis for impaired loans during the three months ended March 31, 2013 and 2012, respectively.

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

The carrying value of troubled debt restructurings at March 31, 2013 and December 31, 2012 was $12,149,000 and $12,296,000, respectively. The Company has allocated $985,000 and $348,000 of specific reserves on loans to customers whose loan terms have been modified in troubled debt restructurings as of March 31, 2013 and December 31, 2011, respectively. The Company was not committed to lend additional amounts on loans classified as troubled debt restructurings at March 31, 2013 and December 31, 2012.

During the three month period ended March 31, 2013 and December 31, 2012, the terms of certain loans were modified as troubled debt restructurings. Modifications involving a reduction of the stated interest rate of the loan was for periods ranging from 1 month to 10 years. For the periods described above, modifications involving an extension of the maturity date were for periods ranging from 1 month to 10 years.

The following table presents loans by class modified as troubled debt restructurings that occurred during the three months ending March 31, 2013:

	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Recorded Investment
Troubled Debt Restructurings:
Dealer	1	7,564	7,494

Total	1	$7,564	$7,494

The troubled debt restructuring described above resulted in no allowance for loan losses or charge-offs during the three months ending March 31, 2013.

The following table presents loans by class modified as troubled debt restructurings for which there was a payment default within twelve months following the modification during the three months ended March 31, 2013.

	Number of	Recorded
	Loans	Investment
Troubled Debt Restructurings:
Real estate – commercial	1	$1,150,000

Total	1	$1,150,000

The following table presents loans by class modified as troubled debt restructurings that occurred during the twelve months ending December 31, 2012:

	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Recorded Investment
Troubled Debt Restructurings:
Commercial	1	$24,000	$24,000
Real Estate:
Residential	2	819,000	800,000
Construction and land development	3	289,000	289,000
Commercial	3	2,497,000	2,491,000
Dealer	2	11,000	11,000

Total	11	$3,640,000	$3,615,000

The troubled debt restructurings described above decreased the allowance for loan losses by $118,000 during the twelve months ending December 31, 2012. The troubled debt restructurings described above did not result in charge offs during the twelve months ending December 31, 2012.

The following table presents loans by class modified as troubled debt restructurings for which there was a payment default within twelve months following the modification during the twelve months ended December 31, 2012.

	Number of	Recorded
	Loans	Investment
Troubled Debt Restructurings:
Real estate – construction	1	$2,978,000

Total	1	$2,978,000

The terms of certain other loans were modified during the three months ending March 31, 2013 and year ending December 31, 2012 that did not meet the definition of a troubled debt restructuring. These loans have a total recorded investment as of March 31, 2013 and December 31, 2012 of $874 thousand and $9 million, respectively.

These loans which were modified during the three month ended March 31, 2013 and year ended December 31, 2012 did not meet the definition of a troubled debt restructuring as the modification was a delay in a payment ranging from 30 days to 3 months that was considered to be insignificant or the borrower was not considered to be experiencing financial difficulties.

At March 31, 2013 and December 31, 2012, nonaccrual loans totaled $12,974,000 and $13,683,000, respectively. Interest foregone on nonaccrual loans totaled $180,000 and $200,000 for the three months ended March 31, 2013 and 2012, respectively. Loans past due 90 days or more and on accrual status totaled $1,258,000 and $15,000 at March 31, 2013 and December 31, 2012.

Salaries and employee benefits totaling $294,000 and $195,000 have been deferred as loan origination costs during the three months ended March 31, 2013 and 2012, respectively.

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

The following table shows the loan portfolio allocated by management’s internal risk ratings at the dates indicated, in thousands:

March 31, 2013

	Commercial Credit Exposure Credit Risk Profile by Internally Assigned Grade
	Commercial	Agricultural	Real Estate- Residential	Real Estate- Commercial	Real Estate- Construction	Equity LOC	Total
Grade:
Pass	$26,421	$31,477	$30,012	$129,184	$11,905	$34,895	$263,894
Watch	941	511	682	4,846	175	156	7,311
Substandard	1,393	876	1,985	4,745	4,731	2,128	15,858
Doubtful	22	—	—	—	—	25	47

Total	$28,777	$32,864	$32,679	$138,775	$16,811	$37,204	$287,110

December 31, 2012

	Commercial Credit Exposure Credit Risk Profile by Internally Assigned Grade
	Commercial	Agricultural	Real Estate- Residential	Real Estate- Commercial	Real Estate- Construction	Equity LOC	Total
Grade:
Pass	$27,260	$33,801	$31,239	$128,919	$10,863	$34,142	$266,224
Watch	1,145	466	751	3,237	149	965	6,713
Substandard	1,138	857	2,676	7,390	4,789	1,766	18,616
Doubtful	9	—	—	—	—	—	9

Total	$29,552	$35,124	$34,666	$139,546	$15,801	$36,873	$291,562

	Consumer Credit Exposure Credit Risk Profile Based on Payment Activity March 31, 2013				Consumer Credit Exposure Credit Risk Profile Based on Payment Activity December 31, 2012
	Auto	Other	Total		Auto	Other	Total
Grade:
Performing	$22,251	$3,721	$25,972		$19,239	$4,193	$23,432
Non-performing	37	41	78		44	19	63

Total	$22,288	$3,762	$26,050		$19,283	$4,212	$23,495

The following tables show the allocation of the allowance for loan losses by impairment methodology at the dates indicated, in thousands:

Allowance for Loan Losses

Three months ended

	Commercial	Agricultural	Real Estate- Residential	Real Estate- Commercial	Real Estate- Construction	Equity LOC	Auto	Other	Total
March 31, 2013:
Beginning balance	$855	$159	$894	$1,656	$950	$736	$289	$147	$5,686
Charge-offs	(153)	—	(221)	(132)	(55)	—	(22)	(63)	(646)
Recoveries	9	—	—	2	—	—	17	9	37
Provision	75	6	(19)	(108)	705	(28)	6	63	700

Ending balance	$786	$165	$654	$1,418	$1,600	$708	$290	$156	$5,777

March 31, 2012:
Beginning balance	$1,025	$330	$698	$1,925	$2,006	$635	$95	$194	$6,908
Charge-offs	(252)	(250)	(39)	(97)	(122)	—	(7)	(77)	(844)
Recoveries	10	—	—	2	—	3	6	37	58
Provision	320	136	(125)	9	126	95	2	37	600

Ending balance	$1,103	$216	$534	$1,839	$2,010	$733	$96	$191	$6,722

March 31, 2013:
Allowance for Loan Losses
Ending balance	$786	$165	$654	$1,418	$1,600	$708	$290	$156	$5,777

Ending balance: individually evaluated for impairment	$128	$—	$235	$92	$711	$181	$—	$24	$1,371

Ending balance: collectively evaluated for impairment	$658	$165	$419	$1,326	$889	$527	$290	$132	$4,406

Loans
Ending balance	$28,777	$32,864	$32,679	$138,775	$16,811	$37,204	$22,288	$3,762	$313,160

Ending balance: individually evaluated for impairment	$2,668	$666	$3,136	$3,447	$5,132	$1,755	$36	$24	$16,864

Ending balance: collectively evaluated for impairment	$26,109	$32,198	$29,543	$135,328	$11,679	$35,449	$22,252	$3,738	$296,296

December 31, 2012:
Allowance for Loan Losses
Ending balance	$855	$159	$894	$1,656	$950	$736	$289	$147	$5,686

Ending balance: individually evaluated for impairment	$192	$1	$459	$284	$68	$180	$—	$2	$1,186

Ending balance: collectively evaluated for impairment	$663	$158	$435	$1,372	$882	$556	$289	$145	$4,500

Loans
Ending balance	$29,552	$35,124	$34,666	$139,546	$15,801	$36,873	$19,283	$4,212	$315,057

Ending balance: individually evaluated for impairment	$3,478	$647	$3,598	$4,528	$5,191	$1,360	$44	$4	$18,850

Ending balance: collectively evaluated for impairment	$26,074	$34,477	$31,068	$135,018	$10,610	$35,513	$19,239	$4,208	$296,207

The following table shows an aging analysis of the loan portfolio by the time past due, in thousands:

	30-89 Days Past Due	90 Days and Still Accruing	Nonaccrual	Total Past Due	Current	Total
As of March 31, 2013:
Commercial:
Commercial	$152	$—	$2,534	$2,686	$26,091	$28,777
Agricultural	384	—	380	764	32,100	32,864
Real estate – construction	166	1,241	3,344	4,751	12,060	16,811
Real estate – commercial	—	—	3,447	3,447	135,328	138,775
Residential:
Real estate – residential	234	—	1,453	1,687	30,992	32,679
Equity LOC	142	—	1,755	1,897	35,307	37,204
Consumer:
Auto	180	—	37	217	22,071	22,288
Other	58	17	24	99	3,663	3,762

Total	$1,316	$1,258	$12,974	$15,548	$297,612	$313,160

As of December 31, 2012:
Commercial:
Commercial	$329	$—	$3,303	$3,632	$25,920	$29,552
Agricultural	—	—	380	380	34,744	35,124
Real estate – construction	156	—	3,314	3,470	12,331	15,801
Real estate – commercial	1,271	—	3,378	4,649	134,897	139,546
Residential:
Real estate – residential	242	—	1,911	2,153	32,513	34,666
Equity LOC	527	—	1,349	1,876	34,997	36,873
Consumer:
Auto	151	11	44	206	19,077	19,283
Other	102	4	4	110	4,102	4,212

Total	$2,778	$15	$13,683	$16,476	$298,581	$315,057

The following table shows information related to impaired loans at the dates indicted, in thousands:

	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
As of March 31, 2013:
With no related allowance recorded:
Commercial	$2,222	$2,812		$2,506	$18
Agricultural	666	1,147		655	6
Real estate – construction	1,629	1,703		1,741	26
Real estate – commercial	1,534	1,606		2,564	—
Real estate – residential	2,485	2,495		2,635	28
Equity Lines of Credit	1,079	1,155		921	1
Auto	36	36		40	1
Other	—	—		37	—
With an allowance recorded:
Commercial	446	446	$128	440	—
Agricultural	—	—	—	—	—
Real estate – construction	3,503	4,928	711	3,503	7
Real estate – commercial	1,913	1,913	92	1,069	13
Real estate – residential	651	651	235	653	3
Equity Lines of Credit	676	812	181	670	—
Auto	—	—	—	—	—
Other	24	24	24	6	—
Total:
Commercial	2,668	3,258	128	2,946	18
Agricultural	666	1,147	—	655	6
Real estate – construction	5,132	6,631	711	5,244	33
Real estate – commercial	3,447	3,519	92	3,633	13
Real estate – residential	3,136	3,146	235	3,288	31
Equity Lines of Credit	1,755	1,967	181	1,591	1
Auto	36	36	—	40	1
Other	24	24	24	43	—

Total	$16,864	$19,728	$1,371	$17,440	$103

As of December 31, 2012:
With no related allowance recorded:
Commercial	$1,022	$1,398		$1,597	$16
Agricultural	245	725		573	39
Real estate – construction	1,429	1,503		1,106	98
Real estate – commercial	941	1,013		1,997	96
Real estate – residential	343	354		1,336	28
Equity Lines of Credit	490	490		613	22
Auto	44	44		60	5
Other	2	2		45	6
With an allowance recorded:
Commercial	2,456	2,849	$192	2,765	20
Agricultural	402	402	1	403	20
Real estate – construction	3,762	5,187	68	2,056	35
Real estate – commercial	3,587	3,588	284	3,473	102
Real estate – residential	3,255	3,255	459	2,818	105
Equity Lines of Credit	870	1,082	180	974	5
Auto	—	—	—	—	—
Other	2	2	2	—	—
Total:
Commercial	3,478	4,247	192	4,362	36
Agricultural	647	1,127	1	976	59
Real estate – construction	5,191	6,690	68	3,162	133
Real estate – commercial	4,528	4,601	284	5,470	198
Real estate – residential	3,598	3,609	459	4,154	133
Equity Lines of Credit	1,360	1,572	180	1,587	27
Auto	44	44	—	60	5
Other	4	4	2	45	6

Total	$18,850	$21,894	$1,186	$19,816	$597

6. COMMITMENTS AND CONTINGENCIES

The Company is party to claims and legal proceedings arising in the ordinary course of business. In the opinion of the Company’s management, the amount of ultimate liability with respect to such proceedings will not have a material adverse effect on the financial condition or result of operations of the Company taken as a whole.

In the normal course of business, there are various outstanding commitments to extend credit, which are not reflected in the financial statements, including loan commitments of $83,298,000 and $76,030,000 and stand-by letters of credit of $70,000 and $110,000 at March 31, 2013 and December 31, 2012, respectively.

Of the loan commitments outstanding at March 31, 2013, $7,824,000 are real estate construction loan commitments that are expected to fund within the next twelve months. The remaining commitments primarily relate to revolving lines of credit or other commercial loans, and many of these are expected to expire without being drawn upon. Therefore, the total commitments do not necessarily represent future cash requirements. Each loan commitment and the amount and type of collateral obtained, if any, are evaluated on an individual basis. Collateral held varies, but may include real property, bank deposits, debt or equity securities or business assets.

Stand-by letters of credit are conditional commitments written to guarantee the performance of a customer to a third party. These guarantees are primarily related to the purchases of inventory by commercial customers and are typically short-term in nature. Credit risk is similar to that involved in extending loan commitments to customers and accordingly, evaluation and collateral requirements similar to those for loan commitments are used. The deferred liability related to the Company’s stand-by letters of credit was not significant at March 31, 2013 or December 31, 2012.

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

	For the Three Months Ended March 31,
(In thousands, except per share data)	2013	2012
Net Income:
Net income	$616	$224
Dividends and discount accretion on preferred shares	(171)	(171)

Net income available to common shareholders	$445	$53

Earnings Per Share:
Basic earnings per share	$0.09	$0.01
Diluted earnings per share	$0.09	$0.01
Weighted Average Number of Shares Outstanding:
Basic shares	4,776	4,776
Diluted shares	4,831	4,776

Shares of common stock issuable under stock options and warrants for which the exercise prices were greater than the average market prices were not included in the computation of diluted earnings per share due to their antidilutive effect. Stock options and warrants not included in the computation of diluted earnings per share, due to shares not being in the-money and having an antidilutive effect, were approximately 439,000 and 718,000 for the three month periods ended March 31, 2013 and 2012, respectively.

8. STOCK-BASED COMPENSATION

In 2001, the Company established a Stock Option Plan for which 410,293 shares of common stock remain reserved for issuance to employees and directors and no shares are available for future grants as of March 31, 2013. The Plan requires that the option price may not be less than the fair market value of the stock at the date the option is granted, and that the stock must be paid in full at the time the option is exercised. Payment in full for the option price must be made in cash or with Company common stock previously acquired by the optionee and held by the optionee for a period of at least six months. The Plan does not provide for the settlement of awards in cash and new shares are issued upon option exercise. The options expire on dates determined by the Board of Directors, but not later than ten years from the date of grant. Upon grant, options vest ratably over a three to five year period.

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

During the three months ended March 31, 2013, the Company recognized compensation costs of $9,000 and no increase in future income tax benefit. During the three months ended March 31, 2012, the Company recognized compensation cost of $66,000 and an increase in future income tax benefit of $1,000.

The following table summarizes information about stock option activity for the three months ended March 31, 2013:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Intrinsic Value (in thousands)
Options outstanding at December 31, 2012	419,806	$8.67
Options granted	—	—
Options exercised	—	—
Options cancelled	(9,513)	$9.70

Options outstanding at March 31, 2013	410,293	$8.65	4.0	$479

Options exercisable at March 31, 2013	305,700	$10.60	3.4	$240

Expected to vest after March 31, 2013	87,939	$2.95	6.0	$201

At March 31, 2013, there was $78,000 of total unrecognized compensation cost related to non-vested stock option awards which is expected to be recognized over a weighted-average period of 2.0 years. The total fair value of options vested during the three months ended March 31, 2013 was $52,000.

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

At March 31, 2013 total deferred tax assets were approximately $6.5 million and total deferred tax liabilities were approximately $1.4 million for a net deferred tax asset of $5.1 million. The Company’s deferred tax assets primarily relate to net operating loss carry-forwards and timing differences in the tax deductibility of the provision for loan losses, impairment charges on other real estate owned and deferred compensation. Based upon our analysis of available evidence, management of the Company determined that it is “more likely than not” that all of our deferred income tax assets as of March 31, 2013 and December 31, 2012 will be fully realized and therefore no valuation allowance was recorded. On the consolidated balance sheet, net deferred tax assets are included in accrued interest receivable and other assets.

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

Interest expense and penalties associated with unrecognized tax benefits, if any, are classified as income tax expense in the consolidated statement of income. There have been no significant changes to unrecognized tax benefits or accrued interest and penalties for the three months ended March 31, 2013.

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

Fair Value of Financial Instruments

The carrying amounts and estimated fair values of financial instruments, at March 31, 2013 and December 31, 2012 are as follows:

		Fair Value Measurements at March 31, 2013 Using:
	Carrying Value	Level 1	Level 2	Level 3	Total Fair Value
Financial assets:
Cash and cash equivalents	$47,762,000	$47,762,000			$47,762,000
Investment securities	80,446,000		$80,446,000		80,446,000
Loans, net	308,436,000			$312,353,000	312,353,000
FHLB stock	1,950,000				N/A
Accrued interest receivable	1,523,000		196,000	1,327,000	1,523,000
Financial liabilities:
Deposits	412,232,000	344,790,000	67,561,000		412,351,000
Repurchase Agreements	7,401,000		7,401,000		7,401,000
Junior subordinated deferrable interest debentures	10,310,000			5,702,000	5,702,000
Accrued interest payable	234,000	6,000	92,000	136,000	234,000

		Fair Value Measurements at December 31, 2012 Using:
	Carrying Value	Level 1	Level 2	Level 3	Total Fair Value
Financial assets:
Cash and cash equivalents	$44,675,000	$44,675,000			$44,675,000
Investment securities	80,964,000		$80,964,000		80,964,000
Loans, net	310,271,000			$313,929,000	313,929,000
FHLB stock	1,950,000				N/A
Accrued interest receivable	1,677,000		248,000	1,429,000	1,677,000
Financial liabilities:
Deposits	411,562,000	340,986,000	70,696,000		411,682,000
Repurchase Agreements	7,377,000		7,377,000		7,377,000
Junior subordinated deferrable interest debentures	10,310,000			3,191,000	3,191,000
Accrued interest payable	1,115,000	6,000	90,000	1,019,000	1,115,0000

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

The following tables present information about the Company’s assets and liabilities measured at fair value on a recurring and non-recurring basis as of March 31, 2013 and December 31, 2012, and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value:

Assets and liabilities measured at fair value on a recurring basis at March 31, 2013 are summarized below:

		Fair Value Measurements at March 31, 2013 Using
	Total Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
U.S.Government-sponsored agencies	$33,381,000		$33,381,000
U.S. Government-sponsored agencies collateralized by mortgage obligations	47,065,000		47,065,000

	$80,446,000	$—	$80,446,000	$—

Assets and liabilities measured at fair value on a recurring basis at December 31, 2012 are summarized below:

		Fair Value Measurements at December 31, 2012 Using
	Total Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
U.S.Government-sponsored agencies	$38,442,000		$38,442,000
U.S. Government-sponsored agencies collateralized by mortgage obligations	42,522,000		42,522,000

	$80,964,000	$—	$80,964,000	$—

The fair value of securities available-for-sale equals quoted market price, if available. If quoted market prices are not available, fair value is determined using quoted market prices for similar securities or matrix pricing. There were no changes in the valuation techniques used during 2013 or 2012. Transfers between hierarchy measurement levels are recognized by the Company as of the beginning of the reporting period. Changes in fair market value are recorded in other comprehensive income.

Assets and liabilities measured at fair value on a non-recurring basis at March 31, 2013 are summarized below:

		Fair Value Measurements at March 31, 2013 Using
	Total Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Gains (Losses)
Assets:
Impaired loans:
Commercial	$2,193,000			$2,193,000	$(22,000)
Agricultural	245,000			245,000	1,000
Real estate – residential	573,000			573,000	40,000
Real estate – commercial	2,630,000			2,630,000	8,000
Real estate – construction and land development	2,932,000			2,932,000	(653,000)
Equity lines of credit	602,000			602,000	(13,000)
Auto	—			—	—
Other	—			—	(24,000)

Total impaired loans	9,175,000			9,175,000	(663,000)

Other real estate:
Real estate – residential	1,043,000			1,043,000	—
Real estate – commercial	2,007,000			2,007,000	(9,000)
Real estate – construction and land development	2,198,000			2,198,000	(105,000)
Equity lines of credit	45,000			45,000	—

Total other real estate	5,293,000	—	—	5,293,000	(114,000)

	$14,468,000	$—	$—	$14,468,000	$(777,000)

Assets and liabilities measured at fair value on a non-recurring basis at December 31, 2012 are summarized below:

		Fair Value Measurements at December 31, 2012 Using			Three months ended March 31, 2012
	Total Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Gains (Losses)
Assets:
Impaired loans:
Commercial	$3,066,000			$3,066,000	$(200,000)
Agricultural	646,000			646,000	—
Real estate – residential	2,954,000			2,954,000	83,000
Real estate – commercial	4,128,000			4,128,000	(163,000)
Real estate – construction and land development	3,835,000			3,835,000	(73,000)
Equity lines of credit	690,000			690,000	(115,000)
Auto	—			—	—
Other	—			—	—

Total impaired loans	15,319,000			15,319,000	(468,000)

Other real estate:
Real estate – residential	818,000			818,000	(1,000)
Real estate – commercial	1,953,000			1,953,000	(31,000)
Real estate – construction and land development	2,407,000			2,407,000	(155,000)
Equity lines of credit	117,000			117,000	—

Total other real estate	5,295,000	—	—	5,295,000	(187,000)

	$20,614,000	$—	$—	$20,614,000	$(655,000)

The Company has no liabilities which are reported at fair value.

The following methods were used to estimate fair value.

Impaired Loans: The fair value of collateral dependent impaired loans with specific allocations of the allowance for loan losses or loans that have been subject to partial charge-offs are generally based on recent real estate appraisals. These appraisals may utilize a single valuation approach or a combination of approaches including comparable sales and the income approach. Adjustments are routinely made in the appraisal process by the independent appraisers to adjust for differences between the comparable sales and income data available. Such adjustments are usually significant and typically result in a Level 3 classification of the inputs for determining fair value. Total losses of $663,000 and $468,000 represent impairment charges recognized during the three months ended March 31, 2013 and 2012, respectively, related to the above impaired loans.

Other Real Estate: Nonrecurring adjustments to certain commercial and residential real estate properties classified as other real estate owned (OREO) are measured at fair value, less costs to sell. Fair values are based on recent real estate appraisals. These appraisals may use a single valuation approach or a combination of approaches including comparable sales and the income approach.

Appraisals for both collateral-dependent impaired loans and other real estate are performed by certified general appraisers (for commercial properties) or certified residential appraisers (for residential properties) whose qualifications and licenses have been reviewed and verified by the Company. Once received, a member of the Loan Administration Department reviews the assumptions and approaches utilized in the appraisal as well as the overall resulting fair value in comparison with independent data sources such as recent market data or industry-wide statistics. On a quarterly basis, the Company compares the actual selling price of similar collateral that has been liquidated to the most recent appraised value for unsold properties to determine what additional adjustment, if any, should be made to the appraisal value to arrive at fair value. Adjustments are routinely made in the appraisal process by the independent appraisers to adjust for differences between the comparable sales and income data available.

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

The following table presents quantitative information about Level 3 fair value measurements for financial instruments measured at fair value on a non-recurring basis at March 31, 2013 and December 31, 2012 (dollars in thousands):

Description	Fair Value 3/31/2013	Fair Value 12/31/2012	Valuation Technique	Significant Unobservable Input	Range (Weighted Average)
Impaired Loans:
Commercial	$2,193	$3,066	Sales Comparison	a. Appraiser adjustments on sales	0% - 20% (10%)
				comp data
			Management estimates	b. Management adjustments for
				depreciation in values
				depending on property types
Agricultural	$245	$646	Sales Comparison	a. Appraiser adjustments on sales	0% - 15% (8%)
				comp data
			Management estimates	b. Management adjustments for
				depreciation in values
				depending on property types
RE - Residential	$573	$2,954	Sales Comparison	a. Appraiser adjustments on sales	0% - 25% (10%)
				comp data
			Management estimates	b. Management adjustments for
				depreciation in values
				depending on property types
RE – Commercial	$2,630	$4,128	Income Approach	a. Appraisers required to apply a	0% - 10% (7%)
				capitalization rate as sales data
				is limited
			Management estimates	b. Management adjustments for
				depreciation in values
				depending on property types
Land and Construction	$2,932	$3,835	Sales Comparison	a. Appraiser adjustments on sales	0% - 15% (8%)
				comp data
			Management estimates	b. Management adjustments for
				depreciation in values depending
				on property types
Equity Lines of Credit	$602	$690	Sales Comparison	a. Appraiser adjustments on sales	0% - 25% (10%)
				comp data
			Management estimates	b. Management adjustments for
				depreciation in values depending
				on property types
Other Real Estate:
RE – Residential	$1,043	$818	Sales Comparison	a. Appraiser adjustments on sales comp data	0% - 25% (10%)
Land and Construction	$2,198	$2,407	Sales Comparison
RE – Commercial	$2,007	$1,953	Sales Comparison	b. Appraiser adjustments on land properties based on discounted cash flow approach
Equity Lines of Credit	$45	$117	Sales Comparison

11. Adoption of New Accounting Standards

In February 2013, the FASB issued an accounting standards update to finalize the reporting requirements for reclassifications of amounts out of accumulated other comprehensive income (“AOCI”). Items reclassified out of AOCI to net income in their entirety must have the effect of the reclassification disclosed according to the respective income statement line item. This information must be provided either on the face of the financial statements by income statement line item, or in a footnote. For public companies, the amendments in the update became effective for interim and annual periods beginning on or after December 15, 2012. As of March 31, 2013, the impact of this update on the Company’s disclosures was minimal as the only changes to AOCI were changes in market values related to available for sale securities.

12. Subsequent Events

On January 30, 2009 the Bancorp entered into a Letter Agreement (the “Purchase Agreement”) with the United States Department of the Treasury (“Treasury”), pursuant to which the Bancorp issued and sold (i) 11,949 shares of the Bancorp’s Fixed Rate Cumulative Perpetual Preferred Stock, Series A (the “Series A Preferred Stock”) and (ii) a warrant (the “Warrant”) to purchase 237,712 shares of the Bancorp’s common stock, no par value (the “Common Stock”), for an aggregate purchase price of $11,949,000 in cash.

On April 11, 2013, the Treasury announced its intent to sell its investment in the Bancorp’s Series A Preferred Stock along with similar investments the Treasury had made in 7 other financial institutions, principally to qualified institutional buyers. Using a modified Dutch auction methodology that establishes a market price by allowing investors to submit bids at specified increments during the period of April 15, 2013 through April 18, 2013, the U.S. Treasury auctioned all of the Bancorp’s 11,949 Series A Preferred Stock. The Bancorp sought and obtained regulatory permission to participate in the auction. The Bancorp successfully bid to repurchase 7,000 shares of the 11,949 outstanding shares. This repurchase resulted in a discount of approximately 7% on the face value of the Series A Preferred Stock plus related outstanding dividends. The remaining 4,949 shares are held by private investors.

Funds for the repurchase of the Series A Preferred Stock were provided through a combination of a dividend from the Bancorp’s subsidiary, Plumas Bank, and $7.5 million from the proceeds of a new issuance of subordinated debentures (“subordinated debt”). The subordinated debt was issued on April 15, 2013 to an unrelated third-party pursuant to a subordinated debenture purchase agreement, subordinated debenture note, and stock purchase warrant with Community BanCapital, L.P. (“CBC”). The subordinated debt agreement provides that in the event of default with respect to the subordinated debt, the Bancorp will be subject to certain restrictions on the payment of dividends and distributions to shareholders, repurchase or redemption of the Bancorp’s securities and payment on certain debts or guarantees. The subordinated debenture agreement also provides that in the event of default, CBC will have the right to appoint a director to the Bancorp’s board of directors and/or the Plumas Bank board in certain limited circumstances.

The subordinated debt bears an interest rate of 7.5% per annum, has a term of 8 years with no prepayment allowed during the first two years and was made in conjunction with an eight-year warrant to purchase up to 300,000 shares of the Bancorp’s common stock, no par value at an exercise price, subject to anti-dilution adjustments, of $5.25 per share.

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

INTRODUCTION

The following discussion and analysis sets forth certain statistical information relating to the Company as of March 31, 2013 and December 31, 2012 and for the three month periods ended March 31, 2013 and 2012. This discussion should be read in conjunction with the condensed consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q and the consolidated financial statements and notes thereto included in Plumas Bancorp’s Annual Report filed on Form 10-K for the year ended December 31, 2012.

Plumas Bancorp trades on The NASDAQ Capital Market under the ticker symbol “PLBC”.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

There have been no changes to the Company’s critical accounting policies from those disclosed in the Company’s 2012 Annual Report to Shareholders on Form 10-K.

This discussion should be read in conjunction with our unaudited condensed consolidated financial statements, including the notes thereto, appearing elsewhere in this report.

OVERVIEW

Earnings increased by $392 thousand from $224 thousand during the first quarter of 2012 to $616 thousand during the current quarter. Earnings benefited from both growth in revenue and a decline in non-interest expense. Net interest income increased by $221 thousand and non-interest income grew by $273 thousand. Non-interest expense declined by $210 thousand. Partially offsetting these positive variances were an increase in provision for loan losses of $100 thousand and an increase in income tax expense of $212 thousand.

Net income allocable to common shareholders increased from $53 thousand during the first quarter of 2012 to $445 thousand during the current quarter. Earnings per share increased to $0.09 during the three months ended March 31, 2013 compared to $0.01 during the first quarter of 2012. Income allocable to common shareholders is calculated by subtracting preferred stock dividends and accretion of the discount on preferred stock from net income.

Total assets at March 31, 2013 were $478 million, an increase of $179 thousand from December 31, 2012. This increase included an increase in cash and cash equivalents of $3.1 million partially offset by declines in investment securities, loans and other assets. Net loan balances declined by $1.9 million from $310.3 million at December 31, 2012 to $308.4 million at March 31, 2013 and investment securities declined slightly from $81.0 million at December 31, 2012 to $80.4 million at March 31, 2013.

Deposits totaled $412.2 million at March 31, 2013, an increase of $670 thousand from December 31, 2012. Interest bearing transaction accounts (NOW) accounts increased by $3.1 million, while savings and money market accounts increased by $10.9 million. Non-interest bearing demand deposits decreased by $10.2 million and time deposits declined by $3.1 million. Shareholders’ equity increased by $0.4 million from $41.9 million at December 31, 2012 to $42.3 million at March 31, 2013.

The annualized return on average assets was 0.53% for the three months ended March 31, 2013 up from 0.20% for the three months ended March 31, 2012. The annualized return on average common equity increased from 0.8% during the first quarter of 2012 to 5.9% during the current quarter.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2013

Net interest income before provision for loan losses. Net interest income, on a nontax-equivalent basis, was $4.3 million for the three months ended March 31, 2013, an increase of $221 thousand, or 5%, from $4.1 million for the same period in 2012. The increase in net interest income includes both an increase in interest income and a decline in interest expense. Interest income, benefiting from an increase in the average balance of both loans and investments, increased by $148 thousand. Interest expense decreased by $73 thousand mostly related to a decline in rate paid and average balance in time deposits. Net interest margin for the three months ended March 31, 2013 increased 6 basis points, or 1%, to 4.15%, up from 4.09% for the same period in 2012.

Interest income increased by $148 thousand, or 3%, to $4.6 million for the three months ended March 31, 2013, up from $4.4 million during the same period in 2012. Interest and fees on loans increased $88 thousand to $4.3 million for the three months ended March 31, 2013 as compared to $4.2 million during the first quarter of 2012. The Company’s average loan balances were $312 million for the three months ended March 31, 2013, up $17.6 million, or 6%, from $294 million for the same period in 2012. The Company is focused on growing loan balances through a balanced and diversified approach. The increase in loan balances during the twelve month period ended March 31, 2013 includes growth in the Company’s automobile, SBA and commercial real estate loan portfolios. The average rate earned on the Company’s loan balances decreased 17 basis points to 5.61% during the first three months of 2013 compared to 5.78% during the first three months of 2012. The decrease in loan yield reflects increased rate competition in the Company’s service area. Interest income on investment securities increased by $71 thousand as average balances increased by $23.9 million, from $56.5 million for the quarter ended March 31, 2012 to $80.4 million during the current quarter. Yield on investment securities declined by 3 basis points from 1.32% during the first quarter of 2012 to 1.29% during the current quarter. Related to a decline in interest earning cash balances, other interest income declined by $11 thousand to $22 thousand for the three months ended March 31, 2013.

Interest expense on deposits decreased by $85 thousand, or 35%, to $155 thousand for the three months ended March 31, 2013, down from $240 thousand during the 2012 quarter. This decrease primarily relates to decreases in the average balance and rate paid on time deposits.

Interest on time deposits declined by $74 thousand. Average time deposits declined by $10.5 million from $79.4 million during the three months ended March 31, 2012 to $68.9 million during the current quarter. We attribute much of the reduction in time to the unusually low interest rate environment as we have seen a movement out of time into more liquid deposit types. The average rate paid on time deposits decreased from 0.77% during the three months ended March 31, 2012 to 0.46% during the current quarter. This decrease primarily relates to a decline in market rates paid in the Company’s service area and the maturity of higher rate deposits.

Interest expense on NOW accounts declined by $9 thousand. Rates paid on NOW accounts declined by 4 basis points from 0.15% during the quarter ended March 31, 2012 to 0.11% during the three months ended March 31, 2013 related to a decline in market rates.

Interest expense on money market accounts decreased by $5 thousand related to a decrease in rate paid on these accounts of 6 basis points from 0.23% during the 2012 quarter to 0.17% during the current quarter. Interest expense on savings accounts increased by $3 thousand related to an increase in average balance from $66.1 million during the three months ended March 31, 2012 to $74.9 million during the current quarter.

Interest expense on all other interest-bearing liabilities, which mostly consist of repurchase agreements and junior subordinated debentures, increased by $12 thousand from $98 thousand during the first quarter of 2012 to $110 thousand during the three months ended March 31, 2012. This increase in mostly related to an increase in the average rate paid on these liabilities.

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

	For the Three Months Ended March 31, 2013			For the Three Months Ended March 31, 2012
	Average Balance (in thousands)	Interest (in thousands)	Yield/ Rate	Average Balance (in thousands)	Interest (in thousands)	Yield/ Rate
Interest-earning assets:
Loans (1) (2) (3)	$311,957	$4,316	5.61%	$294,322	$4,228	5.78%
Investment securities (1)	80,378	256	1.29%	56,513	185	1.32%
Interest-bearing deposits	30,264	22	0.29%	53,412	33	0.25%

Total interest-earning assets	422,599	4,594	4.41%	404,247	4,446	4.42%

Cash and due from banks	13,862			12,992
Other assets	37,237			40,777

Total assets	$473,698			$458,016

Interest-bearing liabilities:
NOW deposits	$83,247	23	0.11%	$85,733	32	0.15%
Money market deposits	45,334	19	0.17%	41,132	24	0.23%
Savings deposits	74,919	34	0.18%	66,117	31	0.19%
Time deposits	68,913	79	0.46%	79,450	153	0.77%

Total deposits	272,413	155	0.23%	272,432	240	0.35%
Other interest-bearing liabilities	8,264	27	1.33%	8,838	20	0.91%
Junior subordinated debentures	10,310	83	3.26%	10,310	78	3.04%

Total interest-bearing liabilities	290,987	265	0.37%	291,580	338	0.47%

Non-interest bearing deposits	133,952			121,461
Other liabilities	6,365			4,809
Shareholders’ equity	42,394			40,166

Total liabilities & equity	$473,698			$458,016

Cost of funding interest-earning assets (4)			0.26%			0.33%
Net interest income and margin (5)		$4,329	4.15%		$4,108	4.09%

(1)	Not computed on a tax-equivalent basis.
(2)	Average nonaccrual loan balances of $13.6 million for 2013 and $16.4 million for 2012 are included in average loan balances for computational purposes.
(3)	Net costs included in loan interest income for the three-month periods ended March 31, 2013 and 2012 were $55,000 and $11,000, respectively.
(4)	Total annualized interest expense divided by the average balance of total earning assets.
(5)	Annualized net interest income divided by the average balance of total earning assets.

The following table sets forth changes in interest income and interest expense for the three-month periods indicated and the amount of change attributable to variances in volume, rates and the combination of volume and rates based on the relative changes of volume and rates:

	2013 over 2012 change in net interest income for the three months ended March 31
		(in thousands)
	Volume (1)	Rate (2)	Mix (3)	Total
Interest-earning assets:
Loans	$251	$(121)	$(42)	$88
Investment securities	77	(3)	(3)	71
Interest bearing deposits	(14)	6	(3)	(11)

Total interest income	314	(118)	(48)	148

Interest-bearing liabilities:
NOW deposits	(1)	(8)	—	(9)
Money market deposits	2	(7)	—	(5)
Savings deposits	4	(1)	—	3
Time deposits	(20)	(61)	7	(74)
Other	(1)	9	(1)	7
Junior subordinated debentures	—	5	—	5

Total interest expense	(16)	(63)	6	(73)

Net interest income	$330	$(55)	$(54)	$221

(1)	The volume change in net interest income represents the change in average balance multiplied by the previous year’s rate.
(2)	The rate change in net interest income represents the change in rate multiplied by the previous year’s average balance.
(3)	The mix change in net interest income represents the change in average balance multiplied by the change in rate.

Provision for loan losses. During the three months ended March 31, 2013 we recorded a provision for loan losses of $0.7 million, up $0.1 million from the $0.6 million provision recorded during the first quarter of 2012. The $0.7 million provision recorded for the three months ended March 31, 2013 primarily relates to a reserve for one land development loan relationship. See “Analysis of Asset Quality and Allowance for Loan Losses” for further discussion of loan quality trends and the provision for loan losses.

The allowance for loan losses is maintained at a level that management believes will be appropriate to absorb probable incurred losses on existing loans based on an evaluation of the collectibility of the loans and prior loan loss experience. The evaluations take into consideration such factors as changes in the nature and volume of the portfolio, overall portfolio quality, review of specific problem loans, and current economic conditions that may affect the borrower’s ability to repay their loan. The allowance for loan losses is based on estimates, and ultimate losses may vary from the current estimates. These estimates are reviewed not less than quarterly and, as adjustments become necessary, they are reported in earnings in the periods in which they become known.

Based on information currently available, management believes that the allowance for loan losses is appropriate to absorb probable incurred losses in the loan portfolio. However, no assurance can be given that the Company may not sustain charge-offs which are in excess of the allowance in any given period.

Non-interest income. During the three months ended March 31, 2013 non-interest income increased by $273 thousand to $1.7 million up from $1.4 million during the quarter ended March 31, 2012. The largest component of this increase was $287 thousand in gains on the sale of government guaranteed loans. During the current quarter, proceeds from SBA loan sales totaled $7.7 million resulting in a gain on sale of $521 thousand. This compares to proceeds of $4.2 million and gain on sale of $234 thousand during the first quarter of 2012. Loans originated for sale were $4.6 million and $3.3 million during the three months ended March 31, 2013 and 2012, respectively. The largest decrease in non-interest income was related to a decline in gain on sale of securities. The Company elected not to sell investment securities during the three months ending March 31, 2013. During the three months ended March 31, 2012, the Company sold three available-for-sale securities for total proceeds of $4,471,000, which resulted in the recognition of a $51,000 gain on sale.

The following table describes the components of non-interest income for the three-month periods ended March 31, 2013 and 2012, in thousands:

	For the Three Months
	Ended March 31		Dollar	Percentage
	2013	2012	Change	Change
Service charges on deposit accounts	$876	$872	$4	0.5%
Gain on sale of loans	521	234	287	122.6%
Earnings on life insurance policies	91	85	6	7.1%
Loan servicing income	52	39	13	33.3%
Customer service fees	43	34	9	26.5%
Gain on sale of securities	—	51	(51)	-100.0%
Other	117	112	5	4.5%

Total non-interest income	$1,700	$1,427	$273	19.1%

Non-interest expense. During the three months ended March 31, 2013, total non-interest expense declined by $210 thousand, or 5%, to $4.4 million, down from $4.6 million for the comparable period in 2012. The Company experienced declines in several categories of non-interest expense the largest of which were $99 thousand in salary and benefit expense, $73 thousand in the provision from changes in valuation of OREO and $47 thousands in postage. The largest increase in non-interest expense was $91 thousand in outside service fees.

The Company continues to realize savings in salary and benefit cost including a $10 thousand decrease in salary expense, excluding commissions. Stock compensation expense decreased by $57 thousand from $66 thousand during the first quarter of 2012 to $9 thousand during the current quarter. During the first quarter of 2012 we had an adjustment to the estimated forfeiture rate resulting in an increase in stock compensation; no adjustment was required during the current quarter. The largest reduction in salary and benefits was related to an increase in deferred loan origination costs totaling $99 thousand. We attribute this increase in deferred loan origination costs to an increase in lending activity. These items were partially offset by an increase in commission expense of $80 thousand, which relates to government-guaranteed lending personnel, related to the increase in SBA loan sales.

OREO represents real property taken by the Bank either through foreclosure or through a deed in lieu thereof from the borrower. When other real estate is acquired, any excess of the Bank’s recorded investment in the loan balance and accrued interest income over the estimated fair market value of the property less costs to sell is charged against the allowance for loan losses. A valuation allowance for losses on other real estate is maintained to provide for subsequent temporary declines in value. The allowance is established through a provision for losses on other real estate which is included in other expenses. Subsequent gains or losses on sales or write-downs resulting from permanent impairment are recorded in other income or expenses as incurred. The $114 thousand in OREO provision in 2013 was mostly related to a $105 thousand decline in value on one land development property based on an appraisal received during the current quarter. The $187 thousand in OREO provision in 2012 was related to a decline in the value of three properties based on appraisals received during the first quarter of 2012.

The $47 thousand decline in postage expense is related to outsourcing the mailing and processing of statements and notices beginning in June, 2012.

The increase in outside service costs was related to the outsourcing of our statement processing operations and an increase in costs related to monitoring and maintaining our ATMs. During 2012 the Bank modernized its ATM network by purchasing new ATM machines which have the ability to accept currency and checks and provide an imaged receipt. While these ATMs provide a significant increase in functionality, they are also more expensive to operate and maintain.

The following table describes the components of non-interest expense for the three-month periods ended March 31, 2013 and 2012, in thousands:

	For the Three Months
	Ended March 31		Dollar	Percentage
	2013	2012	Change	Change
Salaries and employee benefits	$2,219	$2,318	$(99)	-4.3%
Occupancy and equipment	757	758	(1)	-0.1%
Outside service fees	410	319	91	28.5%
Professional fees	197	227	(30)	-13.2%
FDIC insurance	133	162	(29)	-17.9%
Provision from changes in valuation of OREO	114	187	(73)	-39.0%
Telephone and data communication	68	84	(16)	-19.0%
Business development	63	54	9	16.7%
Advertising and shareholder relations	61	61	—	—%
Armored car and courier	55	56	(1)	-1.8%
Director compensation and retirement	55	54	1	1.9%
Loan and collection expenses	51	62	(11)	-17.7%
OREO expense	48	18	30	166.7%
Deposit premium amortization	44	43	1	2.3%
Stationery and supplies	28	41	(13)	-31.7%
Insurance expense	27	28	(1)	-3.6%
Postage	13	60	(47)	-78.3%
Other	32	53	(21)	-39.6%

Total non-interest expense	$4,375	$4,585	$(210)	-4.6%

Provision for income taxes. The Company recorded an income tax provision of $338 thousand, or 35.4% of pre-tax income for the three months ended March 31, 2013. This compares to an income tax provision of $126 thousand or 36.0% of pre-tax income during the first three months of 2012. The percentages for 2013 and 2012 differ from statutory rates as tax exempt items of income such as earnings on Bank owned life insurance and municipal loan income decrease taxable income.

Deferred tax assets and liabilities are recognized for the tax consequences of temporary differences between the reported amount of assets and liabilities and their tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The determination of the amount of deferred income tax assets which are more likely than not to be realized is primarily dependent on projections of future earnings, which are subject to uncertainty and estimates that may change given economic conditions and other factors. The realization of deferred income tax assets is assessed and a valuation allowance is recorded if it is “more likely than not” that all or a portion of the deferred tax asset will not be realized. “More likely than not” is defined as greater than a 50% chance. All available evidence, both positive and negative is considered to determine whether, based on the weight of that evidence, a valuation allowance is needed. Based upon the analysis of available evidence, management has determined that it is “more likely than not” that all deferred income tax assets as of March 31, 2013 and December 31, 2012 will be fully realized and therefore no valuation allowance was recorded. On the consolidated balance sheet, net deferred tax assets are included in accrued interest receivable and other assets.

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

The Company’s largest lending categories are commercial real estate loans, equity lines of credit, agricultural loans and residential real estate loans. These categories accounted for approximately 44.3%, 11.9%, 10.5% and 10.4%, respectively of the Company’s total loan portfolio at March 31, 2013, and approximately 44.3%, 11.7%, 11.1% and 11.0%, respectively of the Company’s total loan portfolio at December 31, 2012. Construction and land development loans increased slightly representing 5.4% and 5.0% of the loan portfolio as of March 31, 2013 and December 31, 2012, respectively. The construction and land development portfolio component has been identified by Management as a higher-risk loan category. The quality of the construction and land development category is highly dependent on property values both in terms of the likelihood of repayment once the property is transacted by the current owner as well as the level of collateral the Company has securing the loan in the event of default. Loans in this category are characterized by the speculative nature of commercial and residential development properties and can include property in various stages of development from raw land to finished lots. The decline in these loans as a percentage of the Company’s loan portfolio reflects management’s continued efforts, which began in 2009 to reduce its exposure to construction and land development loans due to the severe valuation decrease in the real estate market. At the beginning of 2009 construction and land development loans totaled $73.8 million representing 20.2% of the Company’s loan portfolio as compared to $16.8 million or 5.4% of the loan portfolio at March 31, 2013.

The Company’s real estate related loans, including real estate mortgage loans, real estate construction loans, consumer equity lines of credit, and agricultural loans secured by real estate comprised 78% of the total loan portfolio at March 31, 2013 and December 31, 2012. Moreover, the business activities of the Company currently are focused in the California counties of Plumas, Nevada, Placer, Lassen, Modoc, Shasta, Sierra and in Washoe County in Northern Nevada. Consequently, the results of operations and financial condition of the Company are dependent upon the general trends in these economies and, in particular, the residential and commercial real estate markets. In addition, the concentration of the Company’s operations in these areas of Northeastern California and Northwestern Nevada exposes it to greater risk than other banking companies with a wider geographic base in the event of catastrophes, such as earthquakes, fires and floods in these regions.

The rates of interest charged on variable rate loans are set at specific increments in relation to the Company’s lending rate or other indexes such as the published prime interest rate or U.S. Treasury rates and vary with changes in these indexes. At March 31, 2013 and December 31, 2012, approximately 73% of the Company’s loan portfolio was comprised of variable rate loans. While real estate mortgage, commercial and consumer lending remain the foundation of the Company’s historical loan mix, some changes in the mix have occurred due to the changing economic environment and the resulting change in demand for certain loan types. In addition, the Company remains committed to the agricultural industry in Northeastern California and will continue to pursue high quality agricultural loans. Agricultural loans include both commercial and commercial real estate loans. The Company’s agricultural loan balances totaled $33 million at March 31, 2013 and $35 million at December 31, 2012.

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

The Company, through the creation of MARC in 2009 developed and implemented an action plan to significantly reduce nonperforming loans. It the start of 2009 non-performing loans totaled $26.7 million compared to $14.2 million as of March 31, 2013. MARC consists of members of executive management and credit administration management, and the activities are governed by a formal written charter. The MARC meets at least monthly and reports to the Board of Directors.

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

The allowance for loan losses is established through charges to earnings in the form of the provision for loan losses. Loan losses are charged to and recoveries are credited to the allowance for loan losses. The allowance for loan losses is maintained at a level deemed appropriate by management to provide for probable incurred loan losses in the loan portfolio. The adequacy of the allowance for loan losses is based upon management’s continuing assessment of various factors affecting the collectability of loans; including current economic conditions, maturity of the portfolio, size of the portfolio, industry concentrations, borrower credit history, collateral, the existing allowance for loan losses, independent credit reviews, current charges and recoveries to the allowance for loan losses and the overall quality of the portfolio as determined by management, regulatory agencies, and independent credit review consultants retained by the Company. There is no precise method of predicting specific losses or amounts which may ultimately be charged off on particular segments of the loan portfolio. The collectability of a loan is subjective to some degree, but must relate to the borrower’s financial condition, cash flow, quality of the borrower’s management expertise, collateral and guarantees, and state of the local economy.

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

The following table provides certain information for the three-month periods indicated with respect to the Company’s allowance for loan losses as well as charge-off and recovery activity, in thousands:

	For the Three Months Ended March 31,
	2013	2012
Balance at January 1,	$5,686	$6,908

Charge-offs:
Commercial and agricultural	(153)	(502)
Real estate mortgage	(353)	(136)
Real estate construction	(55)	(122)
Auto and other	(85)	(84)

Total charge-offs	(646)	(844)

Recoveries:
Commercial and agricultural	9	10
Real estate mortgage	2	5
Real estate construction	—	—
Auto and other	26	43

Total recoveries	37	58

Net charge-offs	(609)	(786)

Provision for loan losses	700	600

Balance at March 31,	$5,777	$6,722

Annualized net charge-offs during the three-month period to average loans	0.79%	1.07%
Allowance for loan losses to total loans	1.84%	2.29%

The following table provides a breakdown of the allowance for loan losses at March 31, 2013 and 2012:

	Balance at End of Period	Percent of Loans in Each Category	Balance at End of Period	Percent of Loans in Each Category
	2013	2013	2012	2012
Commercial and agricultural	$951	19.7%	$1,319	23.1%
Real estate mortgage (includes equity lines)	2,780	66.6%	3,106	65.8%
Real estate construction	1,600	5.4%	2,010	6.5%
Auto and other	446	8.3%	287	4.6%

Total	$5,777	100%	$6,722	100%

The allowance for loan losses totaled $5.8 million at March 31, 2013 and $5.7 million at December 31, 2012. Specific reserves related to impaired loans increased from $1.2 million at December 31, 2012 to $1.4 million at March 31, 2013. At least quarterly the Company evaluates each specific reserve and if it determines that the loss represented by the specific reserve is uncollectable it reverses the specific reserve and takes a partial charge-off in its place. General reserves decreased by $95 thousand to $4.4 million at March 31, 2013 as compared to $4.5 million at December 31, 2012. The allowance for loan losses as a percentage of total loans increased slightly from 1.80% at December 31, 2012 to 1.84% at March 31, 2013. The percentage of general reserves to unimpaired loans decreased slightly from 1.52% at December 31, 2012 to 1.49% at March 31, 2013.

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

Loans restructured and in compliance with modified terms totaled $10.9 million and $9.3 million at March 31, 2013 and December 31, 2012, respectively. For additional information related to restructured loans see Note 5 of the Company’s Condensed Consolidated Financial Statements in this Quarterly Report on Form 10Q.

Nonperforming loans at March 31, 2013 were $14.2 million, an increase of $0.5 million from the $13.7 million balance at December 31, 2012. The increase is related to a $1.2 million loan which is over 90 days past due. This loan is still accruing as it is well secured and in the process of collection. Nonaccrual loans decreased from $13.7 million at December 31, 2012 to $13.0 million at March 31, 2013. Specific reserves on nonaccrual loans totaled $1.3 million at March 31, 2013 and $976 thousand at December 31, 2012, respectively. Performing loans past due thirty to eighty-nine days decreased by $1.5 million from $2.8 million at December 31, 2012 to $1.3 million at March 31, 2013.

A substandard loan is not adequately protected by the current sound worth and paying capacity of the borrower or the value of the collateral pledged, if any. Total substandard loans decreased by $2.7 million from $18.6 million at December 31, 2012 to $15.9 million at March 31, 2013. Loans classified as watch increased from $6.7 million at December 31, 2012 to $7.3 million at March 31, 2013. At March 31, 2013, $4.4 million of performing loans were classified as substandard. Further deterioration in the credit quality of individual performing substandard loans or other adverse circumstances could result in the need to place these loans on nonperforming status.

At March 31, 2013 and December 31, 2012, the Company’s recorded investment in impaired loans totaled $16.9 million and $18.8 million, respectively. The specific allowance for loan losses related to impaired loans totaled $1.4 million and $1.2 million at March 31, 2013 and December 31, 2012, respectively. Additionally, $2.9 million has been charged off against the impaired loans at March 31, 2013 and $3.0 million at December 31 2012.

It is the policy of management to make additions to the allowance for loan losses so that it remains appropriate to absorb probable incurred losses in the loan portfolio. Management believes that the allowance at March 31, 2013 is appropriate. However, the determination of the amount of the allowance is judgmental and subject to economic conditions which cannot be predicted with certainty. Accordingly, the Company cannot predict whether charge-offs of loans in excess of the allowance may occur in future periods.

OREO represents real property taken by the Bank either through foreclosure or through a deed in lieu thereof from the borrower. Repossessed assets include vehicles and other commercial assets acquired under agreements with delinquent borrowers. Repossessed assets and OREO are originally carried at fair market value, less selling costs and subsequently adjusted for impairment, if any. OREO holdings represented thirty-nine properties totaling $5.3 million at March 31, 2013 and forty properties totaling $5.3 million at December 31, 2012. Nonperforming assets as a percentage of total assets were 4.09% at March 31, 2013 and 3.98% at December 31, 2012.

The following table provides a summary of the change in the OREO balance for the three months ended March 31, 2013 and 2012:

	Three Months Ended March 31,
	2013	2012
	(in thousands)
Beginning Balance	$5,295	$8,623
Additions	333	35
Dispositions	(221)	(499)
Provision from change in OREO valuation	(114)	(187)

Ending Balance	$5,293	$7,972

The provision for OREO losses relates to a decrease in value of two REO properties based on recent appraisals. During the three months ended March 31, 2013, we sold five properties and added four properties to our OREO portfolio. During the three months ended March 31, 2012, we sold a portion of one property and added on lot loan to our OREO portfolio.

Investment Portfolio and Federal Funds Sold. Total investment securities decreased by $0.5 million from $80.9 million as of December 31, 2012 to $80.4 million as of March 31, 2013.

The investment portfolio at March 31, 2013 and December 31, 2012 was invested entirely in U.S. Government-sponsored agencies. There were no Federal funds sold at March 31, 2013 and December 31, 2012; however, the Bank maintained interest earning balances at the Federal Reserve Bank (FRB) totaling $31.9 million at March 31, 2013 and $24.5 million at December 31, 2012, respectively. These balances currently earn 25 basis points.

The Company classifies its investment securities as available-for-sale or held-to-maturity. Currently all securities are classified as available-for-sale. Securities classified as available-for-sale may be sold to implement the Company’s asset/liability management strategies and in response to changes in interest rates, prepayment rates and similar factors.

Deposits. Total deposits were $412.2 million as of March 31, 2013, up $670 thousand from the December 31, 2012 balance of $411.5 million. Non-interest bearing demand deposits decreased by $10.2 million, interest bearing transaction accounts (NOW) increased by $3.1 million, savings accounts increased by $9.0 million and money market accounts increased by $1.9 million. Time deposits declined by $3.1 million. We believe that the reduction in demand is mostly related to seasonal factors and the reduction in time to the unusually low interest rate environment as we have seen a movement out of time into more liquid deposits types.

The Company continues to manage the mix of its deposits consistent with its identity as a community bank serving the financial needs of its customers. The deposit mix changed slightly from December 31, 2012 as demand and time deposits accounts declined as a percentage of total deposits and we had an increase in other deposit types. Non-interest bearing demand deposits were 32% of total deposits at March 31, 2013 and 35% of total deposits at December 31, 2012. Interest bearing transaction accounts were 21% of total deposits at March 31, 2013 and 20% of total deposits at December 31, 2012. Money market and savings deposits totaled 31% of total deposits at March 31, 2013 and 28% at December 31, 2012. Time deposits were 16% of total deposits at March 31, 2013 and 17% of total deposits at December 31, 2012.

Deposits represent the Bank’s primary source of funds. Deposits are primarily core deposits in that they are demand, savings and time deposits generated from local businesses and individuals. These sources are considered to be relatively stable, long-term relationships thereby enhancing steady growth of the deposit base without major fluctuations in overall deposit balances. The Company experiences, to a small degree, some seasonality with the slower growth period between November through April, and the higher growth period from May through October. In order to assist in meeting any funding demands, the Company maintains a secured borrowing arrangement with the Federal Home Loan Bank of San Francisco. There were no brokered deposits at March 31, 2013 or December 31, 2012.

Short-term Borrowing Arrangements. The Company is a member of the FHLB and can borrow up to $99,896,000 from the FHLB secured by commercial and residential mortgage loans with carrying values totaling $190,239,000 at March 31, 2013. The Company is required to hold FHLB stock as a condition of membership. At March 31, 2013, the Company held $1,950,000 of FHLB stock which is recorded as a component of other assets. At this level of stock holdings, the Company can borrow up to $41,481,000. There were no borrowings outstanding as of March 31, 2013. To borrow the $99,896,000 in available credit, the Company would need to purchase $2,746,000 in additional FHLB stock. The Company also has an unsecured $6 million Federal Funds borrowing line with one of its correspondent banks.

Repurchase Agreements. In 2011 Plumas Bank introduced a new product for their larger business customers which use repurchase agreements as an alternative to interest-bearing deposits. The balance in this product at March 31, 2013 and December 31, 2012 was $7.4 million. Interest paid on this product is similar to that which is paid on the Bank’s premium money market account; however, these are not deposits and are not FDIC insured.

Capital Resources

Shareholders’ equity as of March 31, 2013 totaled $42.3 million up from $41.9 million as of December 31, 2012.

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

It is the policy of the Company to periodically distribute excess retained earnings to the shareholders through the payment of cash dividends. Such dividends help promote shareholder value and capital adequacy by enhancing the marketability of the Company’s stock. All authority to provide a return to the shareholders in the form of a cash or stock dividend or split rests with the Board of Directors (the “Board). The Board will periodically, but on no regular schedule, reviews the appropriateness of a cash dividend payment. Banking regulations limit the amount of dividends that may be paid without prior approval of regulatory agencies. No common cash dividends were paid during the last four years and none are anticipated to be paid in 2013. The Company is subject to various restrictions on the payment of dividends.

Beginning during the second quarter of 2010, at the request of the FRB, Plumas Bancorp deferred its regularly scheduled quarterly interest payments on its outstanding junior subordinated debentures relating to its two trust preferred securities and suspended quarterly cash dividend payments on its Series A Preferred Stock. However, in March 2013 the FRB allowed Plumas Bancorp to pay all past due and current interest on its trust preferred securities. As of March 31, 2013 the amount of the arrearage on the dividend payments of the Series A Preferred Stock is $1.8 million representing twelve quarterly payments. During April, Plumas Bancorp repurchased at auction 7,000 of 11,949 outstanding shares of Preferred Stock; see Note 12 of the Company’s Condensed Consolidated Financial Statements. As of the date of filing this report, the amount of the arrearage on the dividend payments of the remaining 4,949 shares of Series A Preferred Stock is $0.7 million representing twelve quarterly payments.

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

The following table presents the Company’s and the Bank’s capital ratios as of March 31, 2013 and December 31, 2012, in thousands:

	March 31, 2013		December 31, 2012
	Amount	Ratio	Amount	Ratio
Tier 1 Leverage Ratio
Plumas Bancorp and Subsidiary	$50,174	10.7%	$49,052	10.3%
Minimum regulatory requirement	18,838	4.0%	19,040	4.0%
Plumas Bank	49,961	10.6%	49,662	10.4%
Minimum requirement for “Well-Capitalized” institution under the prompt corrective action plan	23,551	5.0%	23,852	5.0%
Minimum regulatory requirement	18,841	4.0%	19,032	4.0%
Tier 1 Risk-Based Capital Ratio
Plumas Bancorp and Subsidiary	50,174	14.1%	49,052	13.9%
Minimum regulatory requirement	14,190	4.0%	14,143	4.0%
Plumas Bank	49,961	14.1%	49,662	14.1%
Minimum requirement for “Well-Capitalized” institution under the prompt corrective action plan	21,264	6.0%	21,200	6.0%
Minimum regulatory requirement	14,176	4.0%	14,133	4.0%
Total Risk-Based Capital Ratio
Plumas Bancorp and Subsidiary	54,627	15.4%	53,489	15.1%
Minimum regulatory requirement	28,381	8.0%	28,286	8.0%
Plumas Bank	54,409	15.4%	54,096	15.3%
Minimum requirement for “Well-Capitalized” institution under the prompt corrective action plan	35,440	10.0%	35,333	10.0%
Minimum regulatory requirement	28,352	8.0%	28,266	8.0%

Management believes that the Company and the Bank currently meet all their capital adequacy requirements.

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

Off-Balance Sheet Arrangements

Loan Commitments. In the normal course of business, there are various commitments outstanding to extend credits that are not reflected in the financial statements. Commitments to extend credit and letters of credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Annual review of commercial credit lines, letters of credit and ongoing monitoring of outstanding balances reduces the risk of loss associated with these commitments. As of March 31, 2013, the Company had $83.3 million in unfunded loan commitments and $70 thousand in letters of credit. This compares to $76.0 million in unfunded loan commitments and $110 thousand in letters of credit at December 31, 2012. Of the $83.3 million in unfunded loan commitments, $41.9 million and $44.4 million represented commitments to commercial and consumer customers, respectively. Of the total unfunded commitments at March 31, 2013, $37.4 million were secured by real estate, of which $11.3 million was secured by commercial real estate and $26.1 million was secured by residential real estate in the form of equity lines of credit. The commercial loan commitments not secured by real estate primarily represent business lines of credit, while the consumer loan commitments not secured by real estate primarily represent revolving credit card lines and overdraft protection lines. Since some of the commitments are expected to expire without being drawn upon the total commitment amounts do not necessarily represent future cash requirements.

Operating Leases. The Company leases one depository branch, one lending office and one loan administration office and two non branch automated teller machine locations. Total rental expenses under all operating leases totaled $48,000 and $46,000 during three months ended March 31, 2013 and 2012, respectively. The expiration dates of the leases vary, with the first such lease expiring during 2013 and the last such lease expiring during 2015.

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

The Company is a member of the FHLB and can borrow up to $99,896,000 from the FHLB secured by commercial and residential mortgage loans with carrying values totaling $190,239,000. See “Short-term Borrowing Arrangements” for additional information on our FHLB borrowing capacity. The Company also has an unsecured $6 million Federal Funds borrowing line with one of its correspondent banks.

Customer deposits are the Company’s primary source of funds. Total deposits were $412.2 million as of March 31, 2013, up $670 thousand from the December 31, 2012 balance of $411.5 million. Deposits are held in various forms with varying maturities. The Company’s securities portfolio, Federal funds sold, Federal Home Loan Bank advances, and cash and due from banks serve as the primary sources of liquidity, providing adequate funding for loans during periods of high loan demand. During periods of decreased lending, funds obtained from the maturing or sale of investments, loan payments, and new deposits are invested in short-term earning assets, such as cash held at the FRB, Federal funds sold and investment securities, to serve as a source of funding for future loan growth. Management believes that the Company’s available sources of funds, including borrowings, will provide adequate liquidity for its operations in the foreseeable future.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a smaller reporting company we are not required to provide the information required by this item.

ITEM 4. CONTROLS AND PROCEDURES

The Company’s Chief Executive Officer and Chief Financial Officer, based on their evaluation of the Company’s disclosure controls and procedures as of the end of the Company’s fiscal quarter ended March 31, 2013 (as defined in Exchange Act Rule 13a—15(e), have concluded that the Company’s disclosure controls and procedures are adequate and effective for purposes of Rule 13a—15(e) in timely alerting them to material information relating to the Company required to be included in the Company’s filings with the SEC under the Securities Exchange Act of 1934.

There were no changes in internal control over financial reporting during the fiscal quarter ended March 31, 2013 that have materially affected, or are reasonably likely to materially affect, the registrant’s internal control over financial reporting.

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

ITEM 2. UNREGISTERD SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a) None.

(b) None.

(c) None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Under the terms of the Series A Preferred Stock, Plumas Bancorp is required to pay dividends on a quarterly basis at a rate of 5% per year for the first five years, after which the dividend rate automatically increases to 9%. Dividend payments on the Series A Preferred Stock may be deferred without default, but the dividend is cumulative and, if Plumas Bancorp fails to pay dividends for six quarters, the holder will have the right to appoint representatives to Plumas Bancorp’s board of directors. As previously disclosed, Plumas Bancorp has determined to defer regularly scheduled quarterly interest payments on its Series A Preferred Stock. Therefore, Plumas Bancorp is in arrears with the dividend payments on the Series A Preferred Stock. During April, Plumas Bancorp repurchased at auction 7,000 of 11,949 outstanding shares of Preferred Stock; see Note 12 of the Company’s Condensed Consolidated Financial Statements. As of the date of filing this report, the amount of the arrearage on the dividend payments of the remaining 4,949 shares of Series A Preferred Stock is $0.7 million representing twelve quarterly payments.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

The following documents are included or incorporated by reference in this Quarterly Report on Form 10Q:

3.1	Articles of Incorporation as amended of Registrant included as exhibit 3.1 to the Registrant’s Form S-4, File No. 333-84534, which is incorporated by reference herein.

3.2	Bylaws of Registrant as amended on March 16, 2011 included as exhibit 3.2 to the Registrant’s Form 10-K for December 31, 2010, which is incorporated by this reference herein.

3.3	Amendment of the Articles of Incorporation of Registrant dated November 1, 2002, is included as exhibit 3.3 to the Registrant’s 10-Q for September 30, 2005, which is incorporated by this reference herein.

3.4	Amendment of the Articles of Incorporation of Registrant dated August 17, 2005, is included as exhibit 3.4 to the Registrant’s 10-Q for September 30, 2005, which is incorporated by this reference herein.

4	Specimen form of certificate for Plumas Bancorp included as exhibit 4 to the Registrant’s Form S-4, File No. 333-84534, which is incorporated by reference herein.

4.1	Certificate of Determination of Fixed Rate Cumulative Perpetual Preferred Stock, Series A, is included as exhibit 4.1 to Registrant’s 8-K filed on January 30, 2009, which is incorporated by this reference herein.

10.1	Executive Salary Continuation Agreement of Andrew J. Ryback dated December 17, 2008, is included as exhibit 10.1 to the Registrant’s 10-K for December 31, 2008, which is incorporated by this reference herein.

10.2	Split Dollar Agreement of Andrew J. Ryback dated August 23, 2005, is included as Exhibit 10.2 to the Registrant’s 8-K filed on October 17, 2005, which is incorporated by this reference herein.

10.3 *	Subordinated Debenture dated April 15, 2013.

10.4 *	Stock Purchase Warrant dated April 15, 2013

10.5 *	Subordinated Debenture Purchase Agreement dated April 15, 2013

10.8	Director Retirement Agreement of John Flournoy dated March 21, 2007, is included as Exhibit 10.8 to Registrant’s 10-Q for March 31, 2007, which is incorporated by this reference herein.

10.18	Amended and Restated Director Retirement Agreement of Daniel E. West dated May 10, 2000, is included as Exhibit 10.18 to the Registrant’s 10-QSB for June 30, 2002, which is incorporated by this reference herein.

10.19	Consulting Agreement of Daniel E. West dated May 10, 2000, is included as Exhibit 10.19 to the Registrant’s 10-QSB for June 30, 2002, which is incorporated by this reference herein.

10.21	Amended and Restated Director Retirement Agreement of Alvin G. Blickenstaff dated April 19, 2000, is included as Exhibit 10.21 to the Registrant’s 10-QSB for June 30, 2002, which is incorporated by this reference herein.

10.22	Consulting Agreement of Alvin G. Blickenstaff dated May 8, 2000, is included as Exhibit 10.22 to the Registrant’s 10-QSB for June 30, 2002, which is incorporated by this reference herein.

10.24	Amended and Restated Director Retirement Agreement of Gerald W. Fletcher dated May 10, 2000, is included as Exhibit 10.24 to the Registrant’s 10-QSB for June 30, 2002, which is incorporated by this reference herein.

10.25	Consulting Agreement of Gerald W. Fletcher dated May 10, 2000, is included as Exhibit 10.25 to the Registrant’s 10-QSB for June 30, 2002, which is incorporated by this reference herein.

10.27	Amended and Restated Director Retirement Agreement of Arthur C. Grohs dated May 9, 2000, is included as Exhibit 10.27 to the Registrant’s 10-QSB for June 30, 2002, which is incorporated by this reference herein.

10.28	Consulting Agreement of Arthur C. Grohs dated May 9, 2000, is included as Exhibit 10.28 to the Registrant’s 10-QSB for June 30, 2002, which is incorporated by this reference herein.

10.33	Amended and Restated Director Retirement Agreement of Terrance J. Reeson dated April 19, 2000, is included as Exhibit 10.33 to the Registrant’s 10-QSB for June 30, 2002, which is incorporated by this reference herein.

10.34	Consulting Agreement of Terrance J. Reeson dated May 10, 2000, is included as Exhibit 10.34 to the Registrant’s 10-QSB for June 30, 2002, which is incorporated by this reference herein.

10.35	Letter Agreement, dated January 30, 2009 by and between Plumas Bancorp, Inc. and the United States Department of the Treasury and Securities Purchase Agreement — Standard Terms attached thereto, is included as exhibit 10.1 to Registrant’s 8-K filed on January 30, 2009, which is incorporated by this reference herein.

10.36	Form of Senior Executive Officer letter agreement, is included as exhibit 10.2 to Registrant’s 8-K filed on January 30, 2009, which is incorporated by this reference herein.

10.37	Deferred Fee Agreement of Alvin Blickenstaff is included as Exhibit 10.37 to the Registrant’s 10-Q for March 31, 2009, which is incorporated by this reference herein.

10.41	Form of Indemnification Agreement (Plumas Bancorp) is included as Exhibit 10.41 to the Registrant’s 10-Q for March 31, 2009, which is incorporated by this reference herein.

10.42	Form of Indemnification Agreement (Plumas Bank) is included as Exhibit 10.42 to the Registrant’s 10-Q for March 31, 2009, which is incorporated by this reference herein.

10.43	Plumas Bank 401(k) Profit Sharing Plan as amended is included as exhibit 99.1 of the Form S-8 filed February 14, 2003, File No. 333-103229, which is incorporated by this reference herein.

10.46	1991 Stock Option Plan as amended is included as Exhibit 10.46 to the Registrant’s 10-Q for September 30, 2004, which is incorporated by this reference herein.

10.49	Amended and Restated Plumas Bancorp Stock Option Plan is included as Exhibit 10.49 to the Registrant’s 10-Q for September 30, 2006, which is incorporated by this reference herein.

10.50	Executive Salary Continuation Agreement of Rose Dembosz, is included as exhibit 10.50 to the Registrant’s 10-K for December 31, 2008, which is incorporated by this reference herein.

10.51	First Amendment to Split Dollar Agreement of Andrew J. Ryback, is included as exhibit 10.51 to the Registrant’s 10-K for December 31, 2008, which is incorporated by this reference herein.

10.64	First Amendment to the Plumas Bank Amended and Restated Director Retirement Agreement for Alvin Blickenstaff adopted on September 19, 2007, is included as Exhibit 10.64 to the Registrant’s 8-K filed on September 25, 2007, which is incorporated by this reference herein.

10.65	First Amendment to the Plumas Bank Amended and Restated Director Retirement Agreement for Arthur C. Grohs adopted on September 19, 2007, is included as Exhibit 10.65 to the Registrant’s 8-K filed on September 25, 2007, which is incorporated by this reference herein.

10.66	Director Retirement Agreement of Robert McClintock, is included as Exhibit 10.66 to the Registrant’s 10-K filed on March 23, 2012, which is incorporated by this reference herein.

10.67	First Amendment to the Plumas Bank Amended and Restated Director Retirement Agreement for Terrance J. Reeson adopted on September 19, 2007, is included as Exhibit 10.67 to the Registrant’s 8-K filed on September 25, 2007, which is incorporated by this reference herein..

10.69	First Amendment to the Plumas Bank Amended and Restated Director Retirement Agreement for Daniel E. West adopted on September 19, 2007, is included as Exhibit 10.69 to the Registrant’s 8-K filed on September 25, 2007, which is incorporated by this reference herein.

10.70	First Amendment to the Plumas Bank Amended and Restated Director Retirement Agreement for Gerald W. Fletcher adopted on October 9, 2007, is included as Exhibit 10.70 to the Registrant’s 10-Q for September 30, 2007, which is incorporated by this reference herein.

10.73	Written Agreement with Federal Reserve Bank of San Francisco effective July 28, 2011, is included as Exhibit 10.1 of the Registrant’s 8-K filed on July 29, 2011, which is incorporated by this reference herein.

11	Computation of per share earnings appears in the attached 10-Q under Plumas Bancorp and Subsidiary Notes to Condensed Consolidated Financial Statements as Footnote 7 – Earnings Per Share.

31.1*	Rule 13a-14(a) [Section 302] Certification of Principal Financial Officer dated May 10, 2013.

31.2*	Rule 13a-14(a) [Section 302] Certification of Principal Executive Officer dated May 10, 2013.

32.1*	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 dated May 10, 2013.

32.2*	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 dated May 10, 2013.

101.INS*	XBRL Instance Document.

101.SCH*	XBRL Taxonomy Schema.

101.CAL*	XBRL Taxonomy Calculation Linkbase.

101.DEF*	XBRL Taxonomy Definition Linkbase.

101.LAB*	XBRL Taxonomy Label Linkbase.

101.PRE*	XBRL Taxonomy Presentation Linkbase.

*	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PLUMAS BANCORP

(Registrant)

Date: May 10, 2013

/s/ Richard L. Belstock
Richard L. Belstock
Chief Financial Officer

/s/ Andrew J. Ryback
Andrew J. Ryback
President and Chief Executive Officer