Form 10-Q
period 2013-06-30
PLUMAS BANCORP
filed 2013-08-08
CIK 1168455

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2013

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of August 6, 2013. 4,781,539 shares

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

PLUMAS BANCORP

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands, except share data)

	June 30, 2013	December 31, 2012
Assets
Cash and cash equivalents	$51,701	$44,675
Investment securities available for sale	80,652	80,964
Loans, less allowance for loan losses of $5,263 at June 30, 2013 and $5,686 at December 31, 2012	317,923	310,271
Premises and equipment, net	12,848	13,271
Bank owned life insurance	11,333	11,160
Real estate and vehicles acquired through foreclosure	6,714	5,336
Accrued interest receivable and other assets	11,935	12,125

Total assets	$493,106	$477,802

Liabilities and Shareholders’ Equity
Deposits:
Non-interest bearing	$145,231	$143,646
Interest bearing	287,053	267,916

Total deposits	432,284	411,562
Repurchase agreements	5,440	7,377
Accrued interest payable and other liabilities	5,500	6,703
Subordinated debenture	7,215	—
Junior subordinated deferrable interest debentures	10,310	10,310

Total liabilities	460,749	435,952

Commitments and contingencies (Note 6)
Shareholders’ equity:
Serial preferred stock, no par value; 10,000,000 shares authorized; 3,383 and 11,949 issued and outstanding at June 30, 2013 and December 31, 2012, respectively; aggregate liquidation value of $3,405 at June 30, 2013 and $13,667 at December 31, 2012.	3,369	11,855
Common stock, no par value; 22,500,000 shares authorized; issued and outstanding – 4,781,539 shares at June 30, 2013 and 4,776,339 at December 31, 2012	6,211	6,093
Retained earnings	23,614	23,573
Accumulated other comprehensive (loss) income	(837)	329

Total shareholders’ equity	32,357	41,850

Total liabilities and shareholders’ equity	$493,106	$477,802

See notes to unaudited condensed consolidated financial statements.

PLUMAS BANCORP

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(In thousands, except per share data)

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2013	2012	2013	2012
Interest Income:
Interest and fees on loans	$4,580	$4,387	$8,896	$8,614
Interest on investment securities	270	211	525	396
Other	25	22	48	56

Total interest income	4,875	4,620	9,469	9,066

Interest Expense:
Interest on deposits	153	225	308	465
Interest on subordinated debenture	160	—	160	—
Interest on junior subordinated deferrable interest debentures	76	93	159	171
Other	24	18	51	38

Total interest expense	413	336	678	674

Net interest income before provision for loan losses	4,462	4,284	8,791	8,392
Provision for Loan Losses	400	300	1,100	900

Net interest income after provision for loan losses	4,062	3,984	7,691	7,492

Non-Interest Income:
Service charges	943	914	1,818	1,786
Gain on sale of loans	436	238	957	473
Gain on sale of investments	—	161	—	211
Earnings on Bank owned life insurance policies	81	86	173	172
Other	237	189	450	373

Total non-interest income	1,697	1,588	3,398	3,015

Non-Interest Expenses:
Salaries and employee benefits	2,081	2,126	4,301	4,444
Occupancy and equipment	666	786	1,422	1,544
Other	1,554	1,634	2,953	3,143

Total non-interest expenses	4,301	4,546	8,676	9,131

Income before provision for income taxes	1,458	1,026	2,413	1,376
Provision for Income Taxes	567	393	906	519

Net income	891	633	1,507	857

Discount on Redemption of Preferred Stock	530	—	530	—
Preferred Stock Dividends and Discount Accretion	(110)	(171)	(281)	(342)

Net income available to common shareholders	$1,311	$462	$1,756	$515

Basic earnings per share	$0.27	$0.10	$0.37	$0.11

Diluted earnings per share	$0.27	$0.10	$0.36	$0.11

See notes to unaudited condensed consolidated financial statements.

PLUMAS BANCORP

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

(In thousands)

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2013	2012	2013	2012
Net income	$891	$633	$1,507	$857
Other comprehensive income (loss) :
Change in net unrealized gains	(1,698)	132	(1,985)	251
Less: reclassification adjustments for net gains included in net income	—	(161)	—	(211)

Net unrealized holding gains (losses)	(1,698)	(29)	(1,985)	40
Income tax effect	701	12	819	(16)

Other comprehensive (loss) income	(997)	(17)	(1,166)	24

Total comprehensive (loss) income	$(106)	$616	$341	$881

See notes to unaudited condensed consolidated financial statements.

PLUMAS BANCORP

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	For the Six Months
	Ended June 30,
	2013	2012
Cash Flows from Operating Activities:
Net income	$1,507	$857
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	1,100	900
Change in deferred loan origination costs/fees, net	(453)	(357)
Depreciation and amortization	715	657
Stock-based compensation expense	19	76
Amortization of investment security premiums	222	292
Gain on sale of investments	—	(211)
Gain on sale of loans held for sale	(957)	(473)
Loans originated for sale	(7,581)	(9,188)
Proceeds from loan sales	13,777	8,316
Provision from change in OREO valuation	414	493
Earnings on bank-owned life insurance	(173)	(172)
Decrease in accrued interest receivable and other assets	994	1,153
(Decrease) increase in accrued interest payable and other liabilities	(1,181)	341

Net cash provided by operating activities	8,403	2,684

Cash Flows from Investing Activities:
Proceeds from matured and called available-for-sale investment securities	13,000	15,180
Proceeds from principal repayments from available-for-sale government-sponsored mortgage-backed securities	4,332	4,520
Purchases of available-for-sale securities	(19,224)	(48,589)
Proceeds from sale of available-for-sale securities	—	12,282
Net increase in loans	(16,574)	(13,076)
Proceeds from sale of other real estate	1,057	599
Proceeds from sale of other vehicles	77	52
Purchase of premises and equipment	(137)	(841)

Net cash used in investing activities	(17,469)	(29,873)

Continued on next page.

PLUMAS BANCORP

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

(Continued)

	For the Six Months
	Ended June 30,
	2013	2012
Cash Flows from Financing Activities:
Net increase in demand, interest bearing and savings deposits	$24,981	$7,393
Net decrease in time deposits	(4,259)	(3,702)
Issuance of subordinated debenture, net of discount	7,182	—
Issuance of common stock warrant	318	—
Repurchase of common stock warrant	(234)	—
Redemption of preferred stock	(8,036)	—
Payment of dividends on preferred stock	(1,938)	—
Proceeds from exercise of stock options	15	—
Net decrease in securities sold under agreements to repurchase	(1,937)	(4,524)

Net cash provided by (used in) financing activities	16,092	(833)

Increase in cash and cash equivalents	7,026	(28,022)
Cash and Cash Equivalents at Beginning of Year	44,675	63,076

Cash and Cash Equivalents at End of Period	$51,701	$35,054

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:
Interest expense	$1,248	$500
Income taxes	30	$2
Non-Cash Investing Activities:
Real estate and vehicles acquired through foreclosure	$2,831	$174

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

On July 21, 2010, President Barack Obama signed the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”), which, in part, permanently raised the current standard maximum deposit insurance amount to $250,000. In addition, amendments to the Dodd-Frank Act extended unlimited FDIC insurance coverage for noninterest-bearing transaction deposit accounts. This additional unlimited insurance coverage for noninterest-bearing transaction accounts expired on December 31, 2012.

2. REGULATORY MATTERS

On February 15, 2012, the Bank received notice from the Federal Deposit Insurance Corporation (FDIC) and the California Department of Financial Institutions (“DFI”) that the Consent Order with the FDIC and the DFI which was effective on March 16, 2011 had been terminated. While the Bank is no longer subject to an Order, the Bank entered into an informal agreement with the FDIC and DFI which, among other things, requested that the Bank continue to maintain a Tier 1 Leverage Capital Ratio of 9% which is in excess of that required for well capitalized institutions and continue to reduce its level of classified asset balances that were outstanding as of September 30, 2011 to not more than 50% of Tier 1 Capital plus the allowance for loan losses. At December 31, 2012 this ratio was 32% and the Bank’s Tier 1 Leverage Capital Ratio was 10.4%. The FDIC and DFI terminated the informal agreement effective January 24, 2013.

On July 28, 2011 the Company entered into an agreement with the Federal Reserve Bank of San Francisco (the “FRB Agreement”). Under the terms of the FRB Agreement, Plumas Bancorp agreed to take certain actions that were designed to maintain its financial soundness so that it may continue to serve as a source of strength to the Bank. Among other things, the FRB Agreement required prior written approval related to the payment or taking of dividends and distributions, making any distributions of interest, principal or other sums on subordinated debentures or trust preferred securities, incurrence of debt, and the purchase or redemption of stock. On April 19, 2013 the Company received notice that the FRB Agreement had been terminated.

3. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The condensed consolidated financial statements include the accounts of the Company and the accounts of its wholly-owned subsidiary, Plumas Bank. Plumas Statutory Trust I and Plumas Statutory Trust II are not consolidated into the Company’s consolidated financial statements and, accordingly, are accounted for under the equity method. In the opinion of management, the unaudited condensed consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the Company’s financial position at June 30, 2013 and the results of its income and its cash flows for the three-month and six- month periods ended June 30, 2013 and 2012. Our condensed consolidated balance sheet at December 31, 2012 is derived from audited financial statements. Certain reclassifications have been made to prior period’s balances to conform to classifications used in 2013. Those reclassifications has no impact on net income or shareholders’ equity.

The unaudited condensed consolidated financial statements of the Company have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim reporting on Form 10-Q. Accordingly, certain disclosures normally presented in the notes to the annual consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been omitted. The Company believes that the disclosures are adequate to make the information not misleading. These interim financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s 2012 Annual Report to Shareholders on Form 10-K. The results of income for the three-month and six-month periods ended June 30, 2013 may not necessarily be indicative of future operating results. In preparing such financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the balance sheet and revenues and expenses for the periods reported. Actual results could differ significantly from those estimates.

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

4. INVESTMENT SECURITIES AVAILABLE FOR SALE

The amortized cost and estimated fair value of investment securities at June 30, 2013 and December 31, 2012 consisted of the following, in thousands:

	June 30, 2013
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Debt securities:
U.S. Government-sponsored agencies	$27,211	$45	$(127)	$27,129
U.S. Government-sponsored agencies collateralized by mortgage obligations—residential	54,865	15	(1,357)	53,523

	$82,076	$60	$ (1,484)	$80,652

Unrealized losses on available-for-sale investment securities totaling $1,424,000 were recorded, net of $587,000 in tax expense, as accumulated other comprehensive income within shareholders’ equity at June 30, 2013. No securities were sold during the six months ended June 30, 2013. During the six months ended June 30, 2012, the Company sold eighteen available-for-sale securities for total proceeds of $12,282,000, which resulted in the recognition of a $211,000 gain on sale. No securities were sold at a loss during the six months ended June 30, 2012. During the three months ended June 30, 2012, the Company sold fifteen available-for-sale securities for total proceeds of $7,811,000, which resulted in the recognition of a $161,000 gain on sale.

	December 31, 2012
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Debt securities:
U.S. Government-sponsored agencies	$38,291	$154	$(3)	$38,442
U.S. Government-sponsored agencies collateralized by mortgage obligations—residential	42,112	434	(24)	42,522

	$80,403	$588	$(27)	$80,964

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

Investment securities with unrealized losses at June 30, 2013 are summarized and classified according to the duration of the loss period as follows, in thousands:

	Less than 12 Months
	Fair	Unrealized
	Value	Losses
Debt securities:
U.S. Government-sponsored agencies	$9,876	$127
U.S. Government-sponsored agencies collateralized by mortgage obligations	51,461	1,357

	$61,337	$1,484

Investment securities with unrealized losses at December 31, 2012 are summarized and classified according to the duration of the loss period as follows, in thousands:

	Less than 12 Months
	Fair	Unrealized
	Value	Losses
Debt securities:
U.S. Government-sponsored agencies	$2,004	$3
U.S. Government-sponsored agencies collateralized by mortgage obligations	7,002	24

	$9,006	$27

There were no securities in a loss position for more than twelve months as of June 30, 2013 and December 31, 2012.

At June 30, 2013, the Company held 61 securities of which 44 were in a loss position. Of the securities in a loss position, all were in a loss position for less than twelve months. Of the 44 securities, 8 are U.S. Government-sponsored agencies and 36 are U.S. Government-sponsored agencies collateralized by mortgage obligations. The unrealized losses primarily relate to changes in interest rates and other market conditions. All of the securities continue to pay as scheduled. When analyzing an issuer’s financial condition, management considers the length of time and extent to which the market value has been less than cost; the historical and implied volatility of the security; the financial condition of the issuer of the security; and the Company’s intent and ability to hold the security to recovery. As of June 30, 2013, management does not have the intent to sell these securities nor does it believe it is more likely than not that it will be required to sell these securities before the recovery of its amortized cost basis which may be upon maturity. Based on the Company’s evaluation of the above and other relevant factors, the Company does not believe the securities that are in an unrealized loss position as of June 30, 2013 are other than temporarily impaired.

The amortized cost and estimated fair value of investment securities at June 30, 2013 by contractual maturity are shown below, in thousands. Expected maturities will differ from contractual maturities because the issuers of the securities may have the right to call or prepay obligations with or without call or prepayment penalties.

	Estimated	Estimated
	Amortized	Fair
	Cost	Value
Within one year	2,000	2,009
After one year through five years	25,211	25,120
Investment securities not due at a single maturity date:
Government-guaranteed mortgage-backed securities	54,865	53,523

	$82,076	$80,652

Investment securities with amortized costs totaling $50,974,000 and $44,305,000 and estimated fair values totaling $50,437,000 and $44,535,000 at June 30, 2013 and December 31, 2012, respectively, were pledged to secure deposits and repurchase agreements.

5. LOANS AND THE ALLOWANCE FOR LOAN LOSSES

Outstanding loans are summarized below, in thousands:

	June 30, 2013	December 31, 2012
Commercial	$30,020	$29,552
Agricultural	36,972	35,124
Real estate – residential	32,452	34,666
Real estate – commercial	144,229	139,546
Real estate – construction and land development	12,121	15,801
Equity lines of credit	37,299	36,873
Auto	24,920	19,283
Other	3,929	4,212

Gross loans	321,942	315,057
Deferred loan costs, net	1,244	900
Allowance for loan losses	(5,263)	(5,686)

Net loans	$317,923	$310,271

The recorded investment in impaired loans totaled $11,025,000 and $18,850,000 at June 30, 2013 and December 31, 2012. The Company had specific allowances for loan losses of $637,000 on impaired loans of $3,773,000 at June 30, 2013 as compared to specific allowances for loan losses of $1,186,000 on impaired loans of $14,334,000 at December 31, 2012. The balance of impaired loans in which no specific reserves were required totaled $7,252,000 and $4,516,000 at June 30, 2013 and December 31, 2012, respectively. The average recorded investment in impaired loans for the six months ended June 30, 2013 and June 30, 2012 was $16,076,000 and $23,309,000, respectively. The Company recognized $210,000 and $331,000 in interest income on a cash basis for impaired loans during the six months ended June 30, 2013 and 2012, respectively. During the three months ended June 30, 2013 and 2012 the Company recognized $107,000 and $204,000, respectively.

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

The carrying value of troubled debt restructurings at June 30, 2013 and December 31, 2012 was $8,504,000 and $12,296,000, respectively. The Company has allocated $465,000 and $348,000 of specific reserves on loans to customers whose loan terms have been modified in troubled debt restructurings as of June 30, 2013 and December 31, 2012, respectively. The Company was not committed to lend additional amounts on loans classified as troubled debt restructurings at June 30, 2013 and December 31, 2012.

During the three and six month periods ended June 30, 2013 and December 31, 2012, the terms of certain loans were modified as troubled debt restructurings. Modifications involving a reduction of the stated interest rate of the loan was for periods ranging from 1 month to 10 years and those decreased in rates ranged from 0% to 1.5%. For the periods described above, modifications involving an extension of the maturity date were for periods ranging from 1 month to 10 years.

The following table presents loans by class modified as troubled debt restructurings that occurred during the six months ending June 30, 2013, dollars in thousands:

	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Recorded Investment
Troubled Debt Restructurings:
Auto	1	8	7

Total	1	$8	$7

The troubled debt restructuring described above resulted in no allowance for loan losses or charge-offs during the six months ending June 30, 2013.

There were no new troubled debt restructurings during the three months ending June 30, 2013.

The following table presents loans by class modified as troubled debt restructurings for which there was a payment default within twelve months following the modification during the six months ended June 30, 2013, dollars in thousands:

	Number of	Recorded
	Loans	Investment
Troubled Debt Restructurings:
Real estate – commercial	1	$1,150

Total	1	$1,150

The following table presents loans by class modified as troubled debt restructurings that occurred during the twelve months ending December 31, 2012, dollars in thousands:

	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Recorded Investment
Troubled Debt Restructurings:
Commercial	1	$24	$24
Real Estate:
Residential	2	819	800
Construction and land development	3	289	289
Commercial	3	2,497	2,491
Auto	2	11	11

Total	11	$3,640	$3,615

The troubled debt restructurings described above decreased the allowance for loan losses by $118,000 during the twelve months ending December 31, 2012. The troubled debt restructurings described above did not result in charge offs during the twelve months ending December 31, 2012.

The following table presents loans by class modified as troubled debt restructurings for which there was a payment default within twelve months following the modification during the twelve months ended December 31, 2012, dollars in thousands.

	Number of	Recorded
	Loans	Investment
Troubled Debt Restructurings:
Real estate – construction	1	$2,978

Total	1	$2,978

The terms of certain other loans were modified during the six months ending June 30, 2013 and year ending December 31, 2012 that did not meet the definition of a troubled debt restructuring. These loans have a total recorded investment as of June 30, 2013 and December 31, 2012 of $4 million and $9 million, respectively.

These loans which were modified during the six month ended June 30, 2013 and year ended December 31, 2012 did not meet the definition of a troubled debt restructuring as the modification was a delay in a payment ranging from 30 days to 3 months that was considered to be insignificant or the borrower was not considered to be experiencing financial difficulties.

At June 30, 2013 and December 31, 2012, nonaccrual loans totaled $7,225,000 and $13,683,000, respectively. Interest foregone on nonaccrual loans totaled $170,000 and $350,000 for the six months ended June 30, 2013 and 2012, respectively. Interest foregone on nonaccrual loans totaled $80,000 and $150,000 for the three months ended June 30, 2013 and 2012, respectively. Loans past due 90 days or more and on accrual status totaled $378,000 and $15,000 at June 30, 2013 and December 31, 2012. Included in the $378,000 was one loan totaling $368,000 which was paid current in July, 2013.

Salaries and employee benefits totaling $672,000 and $464,000 have been deferred as loan origination costs during the six months ended June 30, 2013 and 2012, respectively. Salaries and employee benefits totaling $378,000 and $269,000 have been deferred as loan origination costs during the three months ended June 30, 2013 and 2012, respectively.

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

The following table shows the loan portfolio allocated by management’s internal risk ratings at the dates indicated, in thousands:

June 30, 2013

	Commercial Credit Exposure Credit Risk Profile by Internally Assigned Grade
	Commercial	Agricultural	Real Estate- Residential	Real Estate- Commercial	Real Estate- Construction	Equity LOC	Total
Grade:
Pass	$28,111	$36,198	$29,772	$134,484	$11,421	$35,416	$275,402
Watch	879	372	714	5,527	149	156	7,797
Substandard	1,030	402	1,966	4,218	551	1,727	9,894
Doubtful	—	—	—	—	—	—	—

Total	$30,020	$36,972	$32,452	$144,229	$12,121	$37,299	$293,093

December 31, 2012

	Commercial Credit Exposure Credit Risk Profile by Internally Assigned Grade
	Commercial	Agricultural	Real Estate- Residential	Real Estate- Commercial	Real Estate- Construction	Equity LOC	Total
Grade:
Pass	$27,260	$33,801	$31,239	$128,919	$10,863	$34,142	$266,224
Watch	1,145	466	751	3,237	149	965	6,713
Substandard	1,138	857	2,676	7,390	4,789	1,766	18,616
Doubtful	9	—	—	—	—	—	9

Total	$29,552	$35,124	$34,666	$139,546	$15,801	$36,873	$291,562

	Consumer Credit Exposure Credit Risk Profile Based on Payment Activity June 30, 2013			Consumer Credit Exposure Credit Risk Profile Based on Payment Activity December 31, 2012
	Auto	Other	Total	Auto	Other	Total
Grade:
Performing	$24,884	$3,912	$28,796	$19,239	$4,193	$23,432
Non-performing	36	17	53	44	19	63

Total	$24,920	$3,929	$28,849	$19,283	$4,212	$23,495

The following tables show the allocation of the allowance for loan losses by impairment methodology at the dates indicated, in thousands:

Six months ended June 30, 2013:	Commercial	Agricultural	Real Estate- Residential	Real Estate- Commercial	Real Estate- Construction	Equity LOC	Auto	Other	Total
Beginning balance	$855	$159	$894	$1,656	$950	$736	$289	$147	$5,686
Charge-offs	(353)	—	(221)	(132)	(735)	(21)	(49)	(98)	(1,609)
Recoveries	28	—	—	11	—	1	28	18	86
Provision	190	24	(69)	120	671	(12)	83	93	1,100

Ending balance	$720	$183	$604	$1,655	$886	$704	$351	$160	$5,263

Three months ended June 30, 2013:
Beginning balance	$786	$165	$654	$1,418	$1,600	$708	$290	$156	$5,777
Charge-offs	(200)	—	—	—	(680)	(21)	(27)	(35)	(963)
Recoveries	19	—	—	9	—	1	11	9	49
Provision	115	18	(50)	228	(34)	16	77	30	400

Ending balance	$720	$183	$604	$1,655	$886	$704	$351	$160	$5,263

Six months ended June 30, 2012:
Beginning balance	$1,025	$330	$698	$1,925	$2,006	$635	$95	$194	$6,908
Charge-offs	(733)	(250)	(140)	(238)	(98)	(216)	(12)	(105)	(1,792)
Recoveries	45	—	—	3	54	8	14	43	167
Provision	643	103	249	(529)	181	185	(6)	74	900

Ending balance	$980	$183	$807	$1,161	$2,143	$612	$91	$206	$6,183

Three months ended June 30, 2012:
Beginning balance	$1,103	$216	$534	$1,839	$2,010	$733	$96	$191	$6,722
Charge-offs	(481)	—	(101)	(141)	24	(216)	(5)	(28)	(948)
Recoveries	35	—	—	1	54	5	8	6	109
Provision	323	(33)	374	(538)	55	90	(8)	37	300

Ending balance	$980	$183	$807	$1,161	$2,143	$612	$91	$206	$6,183

Allowance for Loan Losses June 30, 2013:
Ending balance	$720	$183	$604	$1,655	$886	$704	$351	$160	$5,263

Ending balance: individually evaluated for impairment	$10	$—	$187	$240	$34	$157	$5	$4	$637

Ending balance: collectively evaluated for impairment	$710	$183	$417	$1,415	$852	$547	$346	$156	$4,626

Loans
Ending balance	$30,020	$36,972	$32,452	$144,229	$12,121	$37,299	$24,920	$3,929	$321,942

Ending balance: individually evaluated for impairment	$1,258	$414	$3,113	$2,776	$2,061	$1,360	$36	$7	$11,025

Ending balance: collectively evaluated for impairment	$28,762	$36,558	$29,339	$141,453	$10,060	$35,939	$24,884	$3,922	$310,917

December 31, 2012:	Commercial	Agricultural	Real Estate- Residential	Real Estate- Commercial	Real Estate- Construction	Equity LOC	Auto	Other	Total
Allowance for Loan Losses
Ending balance	$855	$159	$894	$1,656	$950	$736	$289	$147	$5,686

Ending balance: individually evaluated for impairment	$192	$1	$459	$284	$68	$180	$—	$2	$1,186

Ending balance: collectively evaluated for impairment	$663	$158	$435	$1,372	$882	$556	$289	$145	$4,500

Loans
Ending balance	$29,552	$35,124	$34,666	$139,546	$15,801	$36,873	$19,283	$4,212	$315,057

Ending balance: individually evaluated for impairment	$3,478	$647	$3,598	$4,528	$5,191	$1,360	$44	$4	$18,850

Ending balance: collectively evaluated for impairment	$26,074	$34,477	$31,068	$135,018	$10,610	$35,513	$19,239	$4,208	$296,207

The following table shows an aging analysis of the loan portfolio by the time past due, in thousands:

	30-89 Days Past Due	90 Days and Still Accruing	Nonaccrual	Total Past Due	Current	Total
As of June 30, 2013:
Commercial:
Commercial	$198	$—	$1,123	$1,321	$28,699	$30,020
Agricultural	—	368	148	516	36,456	36,972
Real estate – construction	140	—	336	476	11,645	12,121
Real estate – commercial	—	—	2,776	2,776	141,453	144,229
Residential:
Real estate – residential	158	—	1,439	1,597	30,855	32,452
Equity LOC	175	—	1,360	1,535	35,764	37,299
Consumer:
Auto	190	—	36	226	24,694	24,920
Other	73	10	7	90	3,839	3,929

Total	$934	$378	$7,225	$8,537	$313,405	$321,942

As of December 31, 2012:
Commercial:
Commercial	$329	$—	$3,303	$3,632	$25,920	$29,552
Agricultural	—	—	380	380	34,744	35,124
Real estate – construction	156	—	3,314	3,470	12,331	15,801
Real estate – commercial	1,271	—	3,378	4,649	134,897	139,546
Residential:
Real estate – residential	242	—	1,911	2,153	32,513	34,666
Equity LOC	527	—	1,349	1,876	34,997	36,873
Consumer:
Auto	151	11	44	206	19,077	19,283
Other	102	4	4	110	4,102	4,212

Total	$2,778	$15	$13,683	$16,476	$298,581	$315,057

The following table shows information related to impaired loans at the dates indicted, in thousands:

	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
As of June 30, 2013:
With no related allowance recorded:
Commercial	$1,222	$1,602		$2,284	$48
Agricultural	414	645		539	11
Real estate – construction	1,542	1,617		4,530	46
Real estate – commercial	867	940		1,319	—
Real estate – residential	2,465	2,476		2,552	54
Equity Lines of Credit	708	708		998	5
Auto	31	31		38	2
Other	3	3		26	—
With an allowance recorded:
Commercial	36	36	$10	49	—
Agricultural	—	—	—	—	—
Real estate – construction	519	519	34	522	13
Real estate – commercial	1,909	1,909	240	1,913	26
Real estate – residential	648	648	187	652	5
Equity Lines of Credit	652	787	157	652	—
Auto	5	5	5	1	—
Other	4	4	4	1	—
Total:
Commercial	1,258	1,638	10	2,333	48
Agricultural	414	645	—	539	11
Real estate – construction	2,061	2,136	34	5,052	59
Real estate – commercial	2,776	2,849	240	3,232	26
Real estate – residential	3,113	3,124	187	3,204	59
Equity Lines of Credit	1,360	1,495	157	1,650	5
Auto	36	36	5	39	2
Other	7	7	4	27	—

Total	$11,025	$11,930	$637	$16,076	$210

As of December 31, 2012:
With no related allowance recorded:
Commercial	$1,022	$1,398		$1,597	$16
Agricultural	245	725		573	39
Real estate – construction	1,429	1,503		1,106	98
Real estate – commercial	941	1,013		1,997	96
Real estate – residential	343	354		1,336	28
Equity Lines of Credit	490	490		613	22
Auto	44	44		60	5
Other	2	2		45	6
With an allowance recorded:
Commercial	2,456	2,849	$192	2,765	20
Agricultural	402	402	1	403	20
Real estate – construction	3,762	5,187	68	2,056	35
Real estate – commercial	3,587	3,588	284	3,473	102
Real estate – residential	3,255	3,255	459	2,818	105
Equity Lines of Credit	870	1,082	180	974	5
Auto	—	—	—	—	—
Other	2	2	2	—	—
Total:
Commercial	3,478	4,247	192	4,362	36
Agricultural	647	1,127	1	976	59
Real estate – construction	5,191	6,690	68	3,162	133
Real estate – commercial	4,528	4,601	284	5,470	198
Real estate – residential	3,598	3,609	459	4,154	133
Equity Lines of Credit	1,360	1,572	180	1,587	27
Auto	44	44	—	60	5
Other	4	4	2	45	6

Total	$18,850	$21,894	$1,186	$19,816	$597

6. COMMITMENTS AND CONTINGENCIES

The Company is party to claims and legal proceedings arising in the ordinary course of business. In the opinion of the Company’s management, the amount of ultimate liability with respect to such proceedings will not have a material adverse effect on the financial condition or result of operations of the Company taken as a whole.

In the normal course of business, there are various outstanding commitments to extend credit, which are not reflected in the financial statements, including loan commitments of $79,051,000 and $76,030,000 and stand-by letters of credit of $70,000 and $110,000 at June 30, 2013 and December 31, 2012, respectively.

Of the loan commitments outstanding at June 30, 2013, $6,031,000 are real estate construction loan commitments that are expected to fund within the next twelve months. The remaining commitments primarily relate to revolving lines of credit or other commercial loans, and many of these are expected to expire without being drawn upon. Therefore, the total commitments do not necessarily represent future cash requirements. Each loan commitment and the amount and type of collateral obtained, if any, are evaluated on an individual basis. Collateral held varies, but may include real property, bank deposits, debt or equity securities or business assets.

Stand-by letters of credit are conditional commitments written to guarantee the performance of a customer to a third party. These guarantees are primarily related to the purchases of inventory by commercial customers and are typically short-term in nature. Credit risk is similar to that involved in extending loan commitments to customers and accordingly, evaluation and collateral requirements similar to those for loan commitments are used. The deferred liability related to the Company’s stand-by letters of credit was not significant at June 30, 2013 or December 31, 2012.

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

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(In thousands, except share and per share data)	2013	2012	2013	2012
Net Income:
Net income	$891	$633	$1,507	$857
Discount on redemption of preferred stock	530	—	530	—
Dividends and discount accretion on preferred shares	(110)	(171)	(281)	(342)

Net income available to common shareholders	$1,311	$462	$1,756	$515

Earnings Per Share:
Basic earnings per share	$0.27	$0.10	$0.37	$0.11
Diluted earnings per share	$0.27	$0.10	$0.36	$0.11
Weighted Average Number of Shares Outstanding:
Basic shares	4,779	4,776	4,778	4,776
Diluted shares	4,862	4,776	4,842	4,776

Shares of common stock issuable under stock options and warrants for which the exercise prices were greater than the average market prices were not included in the computation of diluted earnings per share due to their antidilutive effect. Stock options and warrants not included in the computation of diluted earnings per share, due to shares not being in the-money and having an antidilutive effect, were approximately 200,000 and 492,000 for the three month periods ended June 30, 2013 and 2012, respectively. Stock options and warrants not included in the computation of diluted earnings per share, due to shares not being in the-money and having an antidilutive effect, were approximately 320,000 and 605,000 for the six month periods ended June 30, 2013 and 2012, respectively.

8. STOCK-BASED COMPENSATION

In 2001, the Company established a Stock Option Plan for which 403,793 shares of common stock remain reserved for issuance to employees and directors and no shares are available for future grants as of June 30, 2013. The Plan requires that the option price may not be less than the fair market value of the stock at the date the option is granted, and that the stock must be paid in full at the time the option is exercised. Payment in full for the option price must be made in cash or with Company common stock previously acquired by the optionee and held by the optionee for a period of at least six months. The Plan does not provide for the settlement of awards in cash and new shares are issued upon option exercise. The options expire on dates determined by the Board of Directors, but not later than ten years from the date of grant. Upon grant, options vest ratably over a three to five year period.

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

Compensation cost related to stock options recognized in operating results was $19,000 and $76,000 for the six months ended June 30, 2013 and 2012, respectively. The associated future income tax benefit recognized was $1,000 for the six months ended June 30, 2013 and 2012. Compensation cost related to stock options recognized in operating results was $10,000 for the quarters ended June 30, 2013 and 2012. The associated future income tax benefit recognized was $0 for the quarters ended June 30, 2013 and 2012.

The following table summarizes information about stock option activity for the six months ended June 30, 2013:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Intrinsic Value (in thousands)
Options outstanding at December 31, 2012	419,806	$8.67
Options granted	—	—
Options exercised	(5,200)	$2.95
Options cancelled	(10,813)	$10.32

Options outstanding at June 30, 2013	403,793	$8.70	3.8	$663

Options exercisable at June 30, 2013	299,200	$10.71	3.1	$323

Expected to vest after June 30, 2013	87,939	$2.95	5.7	$286

At June 30, 2013, there was $68,000 of total unrecognized compensation cost related to non-vested stock option awards which is expected to be recognized over a weighted-average period of 1.7 years. The total fair value of options vested during the six months ended June 30, 2013 was $52,000. The total intrinsic value of options exercised during the six months ended June 30, 2013 was $14,000. Cash received for options exercised during the six months ended June 30, 2013 was $15,000.

In May 2013, the Company established the 2013 Stock Option Plan for which 500,000 shares of common stock are reserved and available for future grants to employees and directors. No grants have been made under the 2013 plan.

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

At June 30, 2013 total deferred tax assets were approximately $6.4 million and total deferred tax liabilities were approximately $1.2 million for a net deferred tax asset of $5.2 million. The Company’s deferred tax assets primarily relate to net operating loss carry-forwards and timing differences in the tax deductibility of the provision for loan losses, impairment charges on other real estate owned and deferred compensation. Based upon our analysis of available evidence, management of the Company determined that it is “more likely than not” that all of our deferred income tax assets as of June 30, 2013 and December 31, 2012 will be fully realized and therefore no valuation allowance was recorded. On the consolidated balance sheet, net deferred tax assets are included in accrued interest receivable and other assets.

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

Interest expense and penalties associated with unrecognized tax benefits, if any, are classified as income tax expense in the consolidated statement of income. There have been no significant changes to unrecognized tax benefits or accrued interest and penalties for the three months ended June 30, 2013.

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

Fair Value of Financial Instruments

The carrying amounts and estimated fair values of financial instruments, at June 30, 2013 and December 31, 2012 are as follows, in thousands:

		Fair Value Measurements at June 30, 2013 Using:
	Carrying Value	Level 1	Level 2	Level 3	Total Fair Value
Financial assets:
Cash and cash equivalents	$51,701	$51,701			$51,701
Investment securities	80,652		$80,652		80,652
Loans, net	317,923			$322,541	322,541
FHLB stock	2,226				N/A
Accrued interest receivable	1,583		237	1,346	1,583
Financial liabilities:
Deposits	432,284	365,967	66,413		432,380
Repurchase Agreements	5,440		5,440		5,440
Subordinated debentures	7,215			7,075	7,075
Junior subordinated deferrable interest debentures	10,310			5,936	5,936
Accrued interest payable	99	6	87	6	99

		Fair Value Measurements at December 31, 2012 Using:
	Carrying Value	Level 1	Level 2	Level 3	Total Fair Value
Financial assets:
Cash and cash equivalents	$44,675	$44,675			$44,675
Investment securities	80,964		$80,964		80,964
Loans, net	310,271			$313,929	313,929
FHLB stock	1,950				N/A
Accrued interest receivable	1,677		248	1,429	1,677
Financial liabilities:
Deposits	411,562	340,986	70,696		411,682
Repurchase Agreements	7,377		7,377		7,377
Junior subordinated deferrable interest debentures	10,310			3,191	3,191
Accrued interest payable	1,115	6	90	1,019	1,115

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

Loans, net: Fair values of loans, excluding loans held for sale, are estimated as follows: For variable rate loans that reprice frequently and with no significant change in credit risk, fair values are based on carrying values resulting in a Level 3 classification. Fair values for other loans are estimated using discounted cash flow analyses, using interest rates currently being offered for loans with similar terms to borrowers of similar credit quality resulting in a Level 3 classification. Impaired loans are valued at the lower of cost or fair value. The methods utilized to estimate the fair value of loans do not necessarily represent an exit price.

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

Subordinated debentures: The fair values of the Company’s Subordinated Debentures are estimated using discounted cash flow analyses based on the current borrowing rates for similar types of borrowing arrangements resulting in a Level 3 classification.

Junior subordinated deferrable interest debentures: The fair values of the Company’s Subordinated Debentures are estimated using discounted cash flow analyses based on the current borrowing rates for similar types of borrowing arrangements resulting in a Level 3 classification.

Accrued interest receivable and payable: The carrying amounts of accrued interest approximate fair value and are considered to be linked in classification to the asset or liability for which they relate.

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

The following tables present information about the Company’s assets and liabilities measured at fair value on a recurring and non-recurring basis as of June 30, 2013 and December 31, 2012, and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value:

Assets and liabilities measured at fair value on a recurring basis at June 30, 2013 are summarized below, in thousands:

		Fair Value Measurements at June 30, 2013 Using
	Total Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
U.S.Government-sponsored agencies	$27,129		$27,129
U.S. Government-sponsored agencies collateralized by mortgage obligations	53,523		53,523

	$80,652	$—	$80,652	$—

Assets and liabilities measured at fair value on a recurring basis at December 31, 2012 are summarized below, in thousands:

		Fair Value Measurements at December 31, 2012 Using
	Total Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
U.S.Government-sponsored agencies	$38,442		$38,442
U.S. Government-sponsored agencies collateralized by mortgage obligations	42,522		42,522

	$80,964	$—	$80,964	$—

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

Assets and liabilities measured at fair value on a non-recurring basis at June 30, 2013 are summarized below, in thousands:

		Fair Value Measurements at June 30, 2013 Using
	Total Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Gains (Losses)
Assets:
Impaired loans:
Commercial	$938			$938	$8
Agricultural	149			149	—
Real estate – Residential	617			617	(88)
Real estate – Commercial	2,461			2,461	163
Real estate – construction and land Development	643			643	(10)
Equity lines of credit	495			495	(6)
Auto	—			—	5
Other	—			—	3

Total impaired loans	5,303			5,303	75

Other real estate:
Real estate – Residential	537			537	—
Real estate – Commercial	1,808			1,808	(9)
Real estate – construction and land Development	4,211			4,211	(405)
Equity lines of credit	110			110	—

Total other real estate	6,666	—	—	6,666	(414)

	$11,969	$—	$—	$11,969	$(339)

Assets and liabilities measured at fair value on a non-recurring basis at December 31, 2012 are summarized below, in thousands:

		Fair Value Measurements at December 31, 2012 Using			Six months ended June 30, 2012
	Total Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Gains (Losses)
Assets:
Impaired loans:
Commercial	$3,066			$3,066	$(347)
Agricultural	646			646	—
Real estate – Residential	2,954			2,954	(184)
Real estate – Commercial	4,128			4,128	(220)
Real estate – construction and land Development	3,835			3,835	(221)
Equity lines of credit	690			690	(79)
Auto	—			—	—
Other	—			—	(29)

Total impaired loans	15,319			15,319	(1,080)

Other real estate:
Real estate – Residential	818			818	(44)
Real estate – Commercial	1,953			1,953	(263)
Real estate – construction and land Development	2,407			2,407	(186)
Equity lines of credit	117			117	—

Total other real estate	5,295	—	—	5,295	(493)

	$20,614	$—	$—	$20,614	$(1,573)

The Company has no liabilities which are reported at fair value.

The following methods were used to estimate fair value.

Impaired Loans: The fair value of collateral dependent impaired loans with specific allocations of the allowance for loan losses or loans that have been subject to partial charge-offs are generally based on recent real estate appraisals. These appraisals may utilize a single valuation approach or a combination of approaches including comparable sales and the income approach. Adjustments are routinely made in the appraisal process by the independent appraisers to adjust for differences between the comparable sales and income data available. Such adjustments are usually significant and typically result in a Level 3 classification of the inputs for determining fair value. Gains of $75,000 and losses of $1,080,000 represent impairment charges recognized during the six months ended June 30, 2013 and 2012, respectively, related to the above impaired loans.

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

The following table presents quantitative information about Level 3 fair value measurements for financial instruments measured at fair value on a non-recurring basis at June 30, 2013 and December 31, 2012, dollars in thousands:

	Fair Value	Fair Value	Valuation	Significant	Range (Weighted
Description	6/30/2013	12/31/2012	Technique	Unobservable Input	Average)
Impaired Loans:
Commercial	$938	$3,066	Sales Comparison	a. Appraiser adjustments on sales comp data	0% - 20% (10%)
			Management estimates	b. Management adjustments for depreciation in values depending on property types
Agricultural	$149	$646	Sales Comparison	a. Appraiser adjustments on sales comp data	0% - 15% (8%)
			Management estimates	b. Management adjustments for depreciation in values depending on property types
RE – Residential	$617	$2,954	Sales Comparison	a. Appraiser adjustments on sales comp data	0% - 25% (10%)
			Management estimates	b. Management adjustments for depreciation in values depending on property types
RE – Commercial	$2,461	$4,128	Income Approach	a. Appraisers required to apply a capitalization rate as sales data is limited	0% - 10% (7%)
			Management estimates	b. Management adjustments for depreciation in values depending on property types
Land and Construction	$643	$3,835	Sales Comparison	a. Appraiser adjustments on sales comp data	0% - 15% (8%)
			Management estimates	b. Management adjustments for depreciation in values depending on property types
Equity Lines of Credit	$495	$690	Sales Comparison	a. Appraiser adjustments on sales comp data	0% - 25% (10%)
			Management estimates	b. Management adjustments for depreciation in values depending on property types
Other Real Estate:
RE – Residential	$537	$818	Sales Comparison	a. Appraiser adjustments on sales comp data	0% - 25% (10%)
Land and Construction	$4,211	$2,407	Sales Comparison
RE – Commercial	$1,808	$1,953	Sales Comparison	b. Appraiser adjustments on land properties based on discounted cash flow approach
Equity Lines of Credit	$110	$117	Sales Comparison

11. Preferred Stock and Subordinated Notes

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

On April 11, 2013, the Treasury announced its intent to sell its investment in the Bancorp’s Series A Preferred Stock along with similar investments the Treasury had made in 7 other financial institutions, principally to qualified institutional buyers. Using a modified Dutch auction methodology that establishes a market price by allowing investors to submit bids at specified increments during the period of April 15, 2013 through April 18, 2013, the U.S. Treasury auctioned all of the Bancorp’s 11,949 Series A Preferred Stock. The Bancorp sought and obtained regulatory permission to participate in the auction. The Bancorp successfully bid to repurchase 7,000 shares of the 11,949 outstanding shares. This repurchase resulted in a discount of approximately 7% on the face value of the Series A Preferred Stock plus related outstanding dividends. The remaining 4,949 shares were purchased at auction by third party private investors. On June 27, 2013 the Bancorp repurchased 1,566 shares of the Series A Preferred Stock at $1,000 per share from certain of those third party private investors, leaving 3,383 shares outstanding as of June 30, 2013. On May 22, 2013 the Bancorp repurchased the Warrant from the Treasury at a cost of $234,500.

Funds for the repurchase of the Series A Preferred Stock and the Warrant were provided through a combination of a dividend from the Bancorp’s subsidiary, Plumas Bank, and $7.5 million from the proceeds of a new issuance of subordinated debentures (“subordinated debt”). The subordinated debt was issued on April 15, 2013 to an unrelated third-party (“Lender”) pursuant to a subordinated debenture purchase agreement, subordinated debenture note, and stock purchase warrant. The subordinated debt agreement provides that in the event of default with respect to the subordinated debt, the Bancorp will be subject to certain restrictions on the payment of dividends and distributions to shareholders, repurchase or redemption of the Bancorp’s securities and payment on certain debts or guarantees. The subordinated debenture agreement also provides that in the event of default, Lender will have the right to appoint a director to the Bancorp’s board of directors and/or the Plumas Bank board in certain limited circumstances.

The subordinated debt bears an interest rate of 7.5% per annum, has a term of 8 years with no prepayment allowed during the first two years and was made in conjunction with an eight-year warrant (the “Lender Warrant”) to purchase up to 300,000 shares of the Bancorp’s common stock, no par value at an exercise price, subject to anti-dilution adjustments, of $5.25 per share. Under current capital guidelines the subordinated debt qualifies as Tier 2 capital subject to a 20% reduction per year beginning in 2017 and which accumulates by 20% per year through maturity in 2021.

The Company allocated the proceeds received on April 15, 2013 between the subordinated debt and the Lender Warrant based on the estimated relative fair value of each. The fair value of the Warrant was estimated based on a Black-Scholes-Merton model and totaled $318,000. The discount recorded on the subordinated noted will be amortized by the level-yield method over 2 years.

12. Adoption of New Accounting Standards

In February 2013, the FASB issued an accounting standards update to finalize the reporting requirements for reclassifications of amounts out of accumulated other comprehensive income (“AOCI”). Items reclassified out of AOCI to net income in their entirety must have the effect of the reclassification disclosed according to the respective income statement line item. This information must be provided either on the face of the financial statements by income statement line item, or in a footnote. For public companies, the amendments in the update became effective for interim and annual periods beginning on or after December 15, 2012. As of June 30, 2013, the impact of this update on the Company’s disclosures was minimal as the only changes to AOCI were changes in market values related to available for sale securities.

In July 2013, the Financial Accounting Standards Board issued Accounting Standards Update 2013-11, Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists (ASU 2013-11). Current GAAP does not include explicit guidance on the financial statement presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. The adoption of ASU 2013-11 will require an unrecognized tax benefit, or a portion of an unrecognized tax benefit to be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward, unless an exception applies. The amendments in this update are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2013. The Company is currently evaluating the effect that the provisions of ASU 2013-11 will have on its financial statements.

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

INTRODUCTION

The following discussion and analysis sets forth certain statistical information relating to the Company as of June 30, 2013 and December 31, 2012 and for the six and three month periods ended June 30, 2013 and 2012. This discussion should be read in conjunction with the condensed consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q and the consolidated financial statements and notes thereto included in Plumas Bancorp’s Annual Report filed on Form 10-K for the year ended December 31, 2012.

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

OVERVIEW

The Company recorded net income of $1.5 million for the six months ended June 30, 2013, up $650 thousand from net income of $857 thousand during the six months ended June 30, 2012. The components of this increase were a $399 thousand increase in net interest income, a $383 thousand increase in non-interest income and a $455 thousand decline in non-interest expense. These items were partially offset by a $200 thousand increase in the provision for loan losses and a $387 thousand increase in the provision for income taxes.

Interest income in the six month period increased by $403 thousand related to an increase in interest and fees on loans of $282 thousand and an increase in interest on investment securities of $129 thousand. The increase in interest and fees on loans and investments was related to growth in the loan and investment portfolios. Loan yield declined by 16 basis points to 5.67% while the yield on the investment portfolio increased by 3 basis points to 1.33%. Interest expense increased by $4 thousand to $678 thousand as a decline of $157 thousand in interest on deposits primarily related to a decline in the rate paid and balance of time deposits and offset by $160 thousand in interest expense on a $7.5 million subordinated debenture which was issued on April 15, 2013 to help fund the repurchase of preferred stock. See “Subordinated Debentures” in the Financial Condition section below . The increase in non-interest income was mostly related to an increase in gains on sale of government guaranteed loans of $484 thousand partially offset by a decline in gains on sale of securities of $211 thousand. No security sales were made during the 2013 period. Non-interest expense benefited from a $143 thousand decline in salary and benefit expense, a $121 thousand decline in occupancy and equipment expense, a $89 thousand decrease in FDIC insurance expense, and a $65 thousand decline in postage expense. The largest increase in non-interest expense was $110 thousand in outside service fees related to the outsourcing of our statement processing beginning in June of 2012. The decline in postage expense was directly related to this outsourcing. In addition, occupancy and equipment cost and salary and benefit costs were reduced as a result of outsourcing of statement processing. Pre-tax earnings increased by $1 million from $1.4 million during the six months ended June 30, 2012 to $2.4 million during the current six month period. The provision for income taxes increased by $387 thousand from $519 thousand during the six months ended June 30, 2012 to $906 thousand during the current six month period.

Net income allocable to common shareholders increased from $515 thousand or $0.11 per diluted share during the six months ended June 30, 2012 to $1.8 million or $0.36 per diluted share during the current six month period. Income allocable to common shareholders is calculated by subtracting dividends and discount amortized on preferred stock from net income. In addition, during the current period income allocable to common shareholders benefited from a $530 thousand discount on redemption of preferred stock.

Total assets at June 30, 2013 were $493 million, an increase of $15 million from December 31, 2012. Cash and cash equivalents increased by $7 million. Net loan balances increased by $8 million from $310 million at December 31, 2012 to $318 million at June 30, 2013.

Deposits totaled $432 million at June 30, 2013, an increase of $21 million from December 31, 2012. Non-interest bearing demand accounts increased by $1.6 million. Interest bearing transaction accounts (NOW) accounts increased by $3.2 million, while savings and money market accounts increased by $20.2 million. Partially offsetting these increases was a decline in time deposits of $4.3 million.

Shareholders’ equity decreased by $9.5 million from $41.9 million at December 31, 2012 to $32.4 million at June 30, 2013 mostly related to the repurchase of 8,566 shares of preferred stock. There were 3,383 shares of preferred stock outstanding as of June 30, 2013 with an aggregate liquidation value of $3.4 million. This compares to 11,949 shares outstanding at December 31, 2012 with an aggregate liquidation value of $13.7 million.

The annualized return on average assets was 0.63% for the six months ended June 30, 2013 up from 0.38% for the six months ended June 30, 2012. The annualized return on average common equity increased from 3.6% during the first six months of 2012 to 11.6% during the current six month period.

The following is a detailed discussion of each component affecting change in net income and the composition of our balance sheet.

RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED JUNE 30, 2013

Net interest income before provision for loan losses. Net interest income, on a nontax-equivalent basis, for the six months ended June 30, 2013 was $8.8 million, an increase of $399 thousand from the $8.4 million earned during the same period in 2012. The largest components of the increase in net interest income were an increase in average balance of loans and investment securities and a decline in the average balance and rate paid on time deposits. These items were partially offset by a decline in yield on loans and the issuance, on April 15, 2013, of a $7.5 million subordinated debenture. Net interest margin for the six months ended June 30, 2013 decreased 4 basis points, or 1%, to 4.15%, down from 4.19% for the same period in 2012.

Interest income increased by $403 thousand or 4%, to $9.5 million for the six months ended June 30, 2013 primarily as a result of an increase in the average balance on loans and investment securities. Interest and fees on loans increased $282 thousand to $8.9 million for the six months ended June 30, 2013 as compared to $8.6 million during the first half of 2012. The Company’s average loan balances were $316.1 million for the six months ended June 30, 2013, up $19.2 million, or 6%, from $296.9 million for the same period in 2012. The Company is focused on growing loan balances through a balanced and diversified approach. The increase in loan balances during the twelve month period ended June 30, 2013 relates to growth in the Company’s automobile and commercial real estate loan portfolios. Construction and land development loans declined during this same period by $8.6 million from $20.7 million at June 30, 2012 to $12.1 million at June 30, 2013. The average rate earned on the Company’s loan balances decreased by 16 basis points to 5.67% during the first six months of 2013 compared to 5.83% during the first six months of 2012. The decrease in loan yield reflects increased rate competition in the Company’s service area. Interest income on investment securities increased by $129 thousand related to an increase in average balance of $18.7 million, from $61.2 million for the six months ended June 30, 2012 to $79.9 million during the current period. Interest income on other interest-earning assets, which totaled $48 thousand in 2013 and $56 thousand in 2012, primarily relates to interest on cash balances held at the Federal Reserve.

Interest expense on deposits decreased by $157 thousand, or 34%, to $308 thousand for the six months ended June 30, 2013, down from $465 thousand for the same period in 2012. This decrease primarily relates to decreases in the average balance and rate paid on time deposits; interest on time deposits declined by $143 thousand. Average time deposits declined by $10.5 million from $78.4 million during the first six months of 2012 to $67.9 million during the six months ended June 30, 2013. We attribute much of the reduction in time to the unusually low interest rate environment as we have seen a movement out of time into more liquid deposit types. The average rate paid on time deposits decreased from 0.75% during the six months ended June 30, 2012 to 0.45% during the current six month period. This decrease primarily relates to a decline in market rates paid in the Company’s service area and the maturity of higher rate deposits.

Interest expense on other interest-bearing liabilities increased by $161 thousand from $209 thousand during the six months ending June 30, 2012 to $370 thousand during the first half of 2013. This increase was mostly related to $160 thousand in interest expense related to a $7.5 million subordinated debenture which was issued to help fund the repurchase of preferred stock. The subordinated debt bears an interest rate of 7.5% per annum, has a term of 8 years with no prepayment allowed during the first two years and was made in conjunction with an eight-year warrant (the “Lender Warrant”) to purchase up to 300,000 shares of the Bancorp’s common stock, no par value at an exercise price, subject to anti-dilution adjustments, of $5.25 per share. The effective yield on the debenture was 10.5% which was in excess of the 7.5% rate due to amortization of a $75,000 commitment fee and a discount recorded on issuance of $318,000.

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

	For the Six Months Ended June 30, 2013			For the Six Months Ended June 30, 2012
	Average Balance (in thousands)	Interest (in thousands)	Yield/ Rate	Average Balance (in thousands)	Interest (in thousands)	Yield/ Rate
Interest-earning assets:
Loans (1) (2) (3)	$316,126	$8,896	5.67%	$296,938	$8,614	5.83%
Investment securities (1)	79,883	525	1.33%	61,221	396	1.30%
Interest-bearing deposits	31,650	48	0.31%	44,388	56	0.25%

Total interest-earning assets	427,659	9,469	4.47%	402,547	9,066	4.53%

Cash and due from banks	13,986			13,047
Other assets	37,042			40,815

Total assets	$478,687			$456,409

Interest-bearing liabilities:
NOW deposits	$83,612	47	0.11%	$85,117	59	0.14%
Money market deposits	46,508	39	0.17%	41,530	48	0.23%
Savings deposits	78,080	71	0.18%	66,886	64	0.19%
Time deposits	67,908	151	0.45%	78,438	294	0.75%

Total deposits	276,108	308	0.22%	271,971	465	0.34%
Other interest-bearing liabilities	7,150	51	1.44%	7,112	38	1.07%
Subordinated debentures	3,079	160	10.48%	—	—	—
Junior subordinated debentures	10,310	159	3.11%	10,310	171	3.34%

Total interest-bearing liabilities	296,647	678	0.46%	289,393	674	0.47%

Non-interest bearing deposits	136,186			121,736
Other liabilities	6,041			4,893
Shareholders’ equity	39,813			40,387

Total liabilities & equity	$478,687			$456,409

Cost of funding interest-earning assets (4)			0.32%			0.34%
Net interest income and margin (5)		$8,791	4.15%		$8,392	4.19%

(1)	Not computed on a tax-equivalent basis.
(2)	Average nonaccrual loan balances of $12.3 million for 2013 and $15.6 million for 2012 are included in average loan balances for computational purposes.
(3)	Net loan (costs) fees included in loan interest income for the six-month periods ended June 30, 2013 and 2012 were $(133,000) and $2,000, respectively.
(4)	Total annualized interest expense divided by the average balance of total earning assets.
(5)	Annualized net interest income divided by the average balance of total earning assets.

The following table sets forth changes in interest income and interest expense for the six-month periods indicated and the amount of change attributable to variances in volume, rates and the combination of volume and rates based on the relative changes of volume and rates:

	2013 over 2012 change in net interest income for the six months ended June 30
	(in thousands)
	Volume (1)	Rate (2)	Mix (3)	Total
Interest-earning assets:
Loans	$558	$(235)	$(41)	$282
Investment securities	121	8	—	129
Interest bearing deposits	(16)	11	(3)	(8)

Total interest income	663	(216)	(44)	403

Interest-bearing liabilities:
NOW deposits	(1)	(11)	—	(12)
Money market deposits	6	(13)	(2)	(9)
Savings deposits	11	(3)	(1)	7
Time deposits	(40)	(119)	16	(143)
Other	—	13	—	13
Subordinated debentures	—	—	160	160
Junior subordinated debentures	—	(12)	—	(12)

Total interest expense	(24)	(145)	173	4

Net interest income	$687	$(71)	$(217)	$399

(1)	The volume change in net interest income represents the change in average balance multiplied by the previous year’s rate.
(2)	The rate change in net interest income represents the change in rate multiplied by the previous year’s average balance.
(3)	The mix change in net interest income represents the change in average balance multiplied by the change in rate.

Provision for loan losses. During the six months ended June 30, 2013 we recorded a provision for loan losses of $1.1 million up $0.2 million from the $0.9 million provision recorded during the first half of 2012. Approximately $0.7 million of the $1.1 million provision was related to a specific reserve required on a significant land development loan. During June, 2013 this loan, which had a book balance of $2.3 million, was transferred to OREO. See “Analysis of Asset Quality and Allowance for Loan Losses” for further discussion of loan quality trends and the provision for loan losses.

The allowance for loan losses is maintained at a level that management believes will be appropriate to absorb probable incurred losses on existing loans based on an evaluation of the collectability of the loans and prior loan loss experience. The evaluations take into consideration such factors as changes in the nature and volume of the portfolio, overall portfolio quality, review of specific problem loans, and current economic conditions that may affect the borrower’s ability to repay their loan. The allowance for loan losses is based on estimates, and ultimate losses may vary from the current estimates. These estimates are reviewed not less than quarterly and, as adjustments become necessary, they are reported in earnings in the periods in which they become known.

Based on information currently available, management believes that the allowance for loan losses is appropriate to absorb probable incurred losses in the portfolio. However, no assurance can be given that the Company may not sustain charge-offs which are in excess of the allowance in any given period.

Non-interest income. During the six months ended June 30, 2013 non-interest income increased by $383 thousand to $3.4 million from $3.0 million during the first half of 2012. The largest component of this increase was an increase of $484 thousand in gains on the sale of government guaranteed loans from $473 thousand during the six months ended June 30, 2012 to $957 thousand during the current six month period. Proceeds from loan sales increased from $8.3 million during the first half of 2012 to $13.8 million during the current six month period. During 2013 the Bank benefited from a strong secondary market for the sale of government guaranteed loans with premiums on sale averaging 12.3% of the loan sold as compared to 10.4% during the same period in 2012. In addition, loan production has met our expectations with loan sales increasing from $7.5 million during the first half of 2012 to $10.5 million during the second half of 2012 and to $12.3 million during the six months ended June 30, 2013. Partially offsetting the increase in gains on sale of loans was a reduction in gains on sale of investment securities. During the first six months of 2012 we sold eighteen securities totaling $12.3 million recognizing a gain on sale of $211 thousand. No sales were made during the current six month period.

Service charges on deposit accounts increased by $32 thousand primarily related to an increase in debit card interchange income. Loan servicing income increased by $25 thousand. This is income we generate on servicing previously sold portions of government guaranteed loans. Income from this source will continue to grow as long as loans sold exceed loan principal payments in our serving portfolio.

The following table describes the components of non-interest income for the six-month periods ending June 30, 2013 and 2012, dollars in thousands:

	For the Six Months
	Ended June 30		Dollar	Percentage
	2013	2012	Change	Change
Service charges on deposit accounts	$1,818	$1,786	$32	1.8%
Gain on sale of loans	957	473	484	102.3%
Earnings on life insurance policies	173	172	1	0.6%
Loan servicing income	117	92	25	27.2%
Customer service fees	87	69	18	26.1%
Gain on sale of securities	—	211	(211)	(100.0)%
Other	246	212	34	16.0%

Total non-interest income	$3,398	$3,015	$383	12.7%

Non-interest expense. We continue to achieve savings in many categories of non-interest expense resulting in a reduction in non-interest expense of $455 thousand from $9.1 million during the six months ended June 30, 2012 to $8.7 million during the current six month period. During June of 2012 we successfully outsourced the processing of our account statements and notices resulting in savings in salary expense, occupancy and equipment costs, postage and stationary costs. Other significant savings include a $208 thousand increase in the deferral of loan origination costs reflecting an increase in loan production, an $89 thousand reduction in FDIC insurance expense related to a decline in the rate charged to Plumas Bank by the FDIC and a $79 thousand reduction in the provision for changes in valuation of OREO.

Salaries and employee benefits decreased by $143 thousand related primarily to a decline in stock compensation expense and an increase in deferred loan origination costs. Stock compensation expense decreased by $55 thousand from $72 thousand during the first half of 2012 to $19 thousand during the current period. During the first quarter of 2012 we had an adjustment to the estimated forfeiture rate resulting in an increase in stock compensation; no adjustment was required during 2013. The largest reduction in salary and benefits was related to an increase in deferred loan origination costs totaling $208 thousand. We attribute this increase in deferred loan origination costs to an increase in lending activity. These items were partially offset by an increase in commission expense of $126 thousand related to the increase in SBA loan sales. Salary expense increased by $33 thousand as savings totaling $134 thousand related to the outsourcing of statement processing was offset by an increase in loan production personnel and salary increases.

OREO represents real property taken by the Bank either through foreclosure or through a deed in lieu thereof from the borrower. When other real estate is acquired, any excess of the Bank’s recorded investment in the loan balance and accrued interest income over the estimated fair market value of the property less costs to sell is charged against the allowance for loan losses. A valuation allowance for losses on other real estate is maintained to provide for temporary declines in value. The allowance is established through a provision for subsequent losses on other real estate which is included in other expenses. Subsequent gains or losses on sales or write-downs resulting from permanent impairment are recorded in other income or expenses as incurred. The $414 thousand OREO provision during the first half of 2013, a $79 thousand decline from 2012, resulted from declines in value of three properties. The $493 thousand in OREO provision during the 2012 six month period was related to a decline in the value of eight properties.

Partially offsetting the reduction in expense described above were a $110 thousand increase in outside servings fees and a $65 thousand increase in OREO expense. The increase in outside service costs was related to the outsourcing of our statement and notice processing and an increase in costs related to monitoring and maintaining our ATMs. During 2012 the Bank modernized its ATM network by purchasing new ATM machines which have the ability to accept currency and checks and provide an imaged receipt. While these ATMs provide a significant increase in functionality, they are also more expensive to operate and maintain.

OREO expense during the 2012 period benefited from $66 thousand in rental income net of operating expenses on an apartment building acquired in July 2011. Both the rental income and the operating expenses are included under the category of OREO expense. This building was sold during the third quarter of 2012.

The following table describes the components of non-interest expense for the six-month periods ending June 30, 2013 and 2012, dollars in thousands:

	For the Six Months
	Ended June 30		Dollar	Percentage
	2013	2012	Change	Change
Salaries and employee benefits	$4,301	$4,444	$(143)	(3.2)%
Occupancy and equipment	1,423	1,544	(121)	(7.8)%
Outside service fees	818	708	110	15.5%
Provision for changes in valuation of OREO	414	493	(79)	(16.0)%
Professional fees	402	396	6	1.5%
FDIC insurance	225	314	(89)	(28.3)%
Telephone and data communication	140	161	(21)	(13.0)%
Business development	132	127	5	3.9%
Advertising and shareholder relations	123	126	(3)	(2.4)%
Armored car and courier	112	111	1	0.9%
OREO expense	112	47	65	138.3%
Director compensation and retirement	110	112	(2)	(1.8)%
Loan and collection expenses	95	110	(15)	(13.6)%
Deposit premium amortization	87	87	—	—%
Insurance expense	56	58	(2)	(3.4)%
Stationery and supplies	53	73	(20)	(27.4)%
Postage	26	91	(65)	(71.4)%
Other	47	129	(82)	(63.6)%

Total non-interest expense	$8,676	$9,131	$(455)	(5.0)%

Provision for income taxes. The Company recorded an income tax provision of $906 thousand, or 37.5% of pre-tax income for the six months ended June 30, 2013. This compares to an income tax provision of $519 thousand, or 37.7% of pre-tax income for the six months ended June 30, 2012. The percentages for 2013 and 2012 differ from the statutory rate as tax exempt income such as earnings on Bank owned life insurance and municipal loan and investment income decrease the tax provision.

Deferred tax assets and liabilities are recognized for the tax consequences of temporary differences between the reported amount of assets and liabilities and their tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The determination of the amount of deferred income tax assets which are more likely than not to be realized is primarily dependent on projections of future earnings, which are subject to uncertainty and estimates that may change given economic conditions and other factors. The realization of deferred income tax assets is assessed and a valuation allowance is recorded if it is “more likely than not” that all or a portion of the deferred tax asset will not be realized. “More likely than not” is defined as greater than a 50% chance. All available evidence, both positive and negative is considered to determine whether, based on the weight of that evidence, a valuation allowance is needed. Based upon the analysis of available evidence, management has determined that it is “more likely than not” that all deferred income tax assets as of June 30, 2013 and December 31, 2012 will be fully realized and therefore no valuation allowance was recorded. On the consolidated balance sheet, net deferred tax assets are included in accrued interest receivable and other assets.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JUNE 30, 2013

Net Income. The Company recorded net income of $891 thousand for the three months ended June 30, 2013, up $258 thousand from net income of $633 thousand during the three months ended June 30, 2012. The components of this increase were a $178 thousand increase in net interest income, a $109 thousand increase in non-interest income and a $245 thousand decline in non-interest expense. These items were partially offset by a $100 thousand increase in the provision for loan losses and a $174 thousand increase in the provision for income taxes.

Net income allocable to common shareholders increased from $462 thousand or $0.10 per diluted share during the three months ended June 30, 2012 to income of $1.3 million or $0.27 per diluted share during the current quarter. Income allocable to common shareholders is calculated by subtracting dividends and discount amortized on preferred stock from net income. In addition, during the current period income allocable to common shareholders benefited from a $530 thousand discount on redemption of preferred stock.

The following is a detail discussion of each component of the change in net income.

Net interest income before provision for loan losses. Net interest income, on a nontax-equivalent basis, for the three months ended June 30, 2013 was $4.5 million, an increase of $178 thousand from the $4.3 million earned during the same period in 2012. The largest components of the increase in net interest income were an increase in average balance of loans and investment securities and a decline in the average balance and rate paid on time deposits. These items were partially offset by a decline in yield on loans and the issuance of a $7.5 million subordinated debenture. Net interest margin for the three months ended June 30, 2013 decreased 16 basis points, or 4%, to 4.14%, down from 4.30% during the second quarter of 2012.

Interest income increased by $255 thousand or 6%, to $4.9 million for the three months ended June 30, 2013 primarily as a result of an increase in the average balance on loans and investment securities. Interest and fees on loans increased $193 thousand to $4.6 million for the three months ended June 30, 2013 as compared to $4.4 million during the second quarter of 2012. The Company’s average loan balances were $320.2 million for the three months ended June 30, 2013, up $20.7 million, or 7%, from $299.5 million for the same period in 2012. The Company is focused on growing loan balances through a balanced and diversified approach. The increase in loan balances during the twelve month period ended June 30, 2013 relates to growth in the Company’s automobile and commercial real estate loan portfolios. Construction and land development loans declined during this same period by $8.6 million from $20.7 million at June 30, 2012 to $12.1 million at June 30, 2013. The average rate earned on the Company’s loan balances decreased by 15 basis points to 5.74% during the second quarter of 2013 compared to 5.89% during the same quarter in 2012. The decrease in loan yield reflects increased rate competition in the Company’s service area. Interest income on investment securities increased by $59 thousand related to an increase in average balance of $13.5 million, from $65.9 million for the three months ended June 30, 2012 to $79.4 million during the current period and to a lesser extent an increase in yield from 1.29% to 1.36%. Interest income on other interest-earning assets, which totaled $25 thousand in 2013 and $22 thousand in 2012, primarily relates to interest on cash balances held at the Federal Reserve.

Interest expense on deposits decreased by $72 thousand, or 32%, to $153 thousand for the three months ended June 30, 2013, down from $225 thousand for the same period in 2012. This decrease primarily relates to decreases in the average balance and rate paid on time deposits Interest on time deposits declined by $70 thousand. Average time deposits declined by $10.5 million from $77.4 million during the three months ended June 30, 2012 to $66.9 million during the current quarter. We attribute much of the reduction in time to the unusually low interest rate environment as we have seen a movement out of time into more liquid deposit types. The average rate paid on time deposits decreased from 0.74% during the three months ended June 30, 2012 to 0.43% during the current three month period. This decrease primarily relates to a decline in market rates paid in the Company’s service area and the maturity of higher rate deposits.

Interest expense on other interest-bearing liabilities increased by $149 thousand from $111 thousand during the three months ending June 30, 2012 to $260 thousand during the current quarter. This increase was mostly related to $160 thousand in interest expense related to a $7.5 million subordinated debenture which was issued on April 15, 2013 to help fund the repurchase of preferred stock. The subordinated debt bears an interest rate of 7.5% per annum, has a term of 8 years with no prepayment allowed during the first two years and was made in conjunction with an eight-year warrant (the “Lender Warrant”) to purchase up to 300,000 shares of the Bancorp’s common stock, no par value at an exercise price, subject to anti-dilution adjustments, of $5.25 per share. The effective yield on the debenture was 10.5% related to amortization of a $75,000 commitment fee and a discount recorded on issuance of $318,000.

Interest expense on junior subordinated debentures totaled $76 thousand; a decrease of $17 thousand from the second quarter of 2012. Interest expense on junior subordinated debentures fluctuates with changes in the 3-month London Interbank Offered Rate (LIBOR) rate. In addition, as a result of deferring our interest payments under the debentures during the 2012 period we were required to pay interest on the deferred interest payments. This had the effect of increasing interest expense and effective yield on the debentures.

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

	For the Three Months Ended June 30, 2013			For the Three Months Ended June 30, 2012
	Average Balance (in thousands)	Interest (in thousands)	Yield/ Rate	Average Balance (in thousands)	Interest (in thousands)	Yield/ Rate
Interest-earning assets:
Loans (1) (2) (3)	$320,249	$4,580	5.74%	$299,554	$4,387	5.89%
Investment securities (1)	79,394	270	1.36%	65,928	211	1.29%
Other	33,020	25	0.30%	35,364	22	0.25%

Total interest-earning assets	432,663	4,875	4.52%	400,846	4,620	4.64%

Cash and due from banks	14,109			13,102
Other assets	36,850			40,853

Total assets	$483,622			$454,801

Interest-bearing liabilities:
NOW deposits	$83,974	24	0.11%	$84,501	28	0.13%
Money market deposits	47,669	20	0.17%	41,929	23	0.22%
Savings deposits	81,206	37	0.18%	67,655	32	0.19%
Time deposits	66,913	72	0.43%	77,427	142	0.74%

Total deposits	279,762	153	0.22%	271,512	225	0.33%
Other interest-bearing liabilities	6,049	24	1.59%	5,757	18	1.26%
Subordinated debentures	6,124	160	10.48%	—	—	—%
Junior subordinated debentures	10,310	76	2.96%	10,310	93	3.63%

Total interest-bearing liabilities	302,245	413	0.55%	287,579	336	0.47%

Non-interest bearing deposits	138,394			122,010
Other liabilities	5,728			4,610
Shareholders’ equity	37,255			40,602

Total liabilities & equity	$483,622			$454,801

Cost of funding interest-earning assets (4)			0.38%			0.34%
Net interest income and margin (5)		$4,462	4.14%		$4,284	4.30%

(1)	Not computed on a tax-equivalent basis.
(2)	Average nonaccrual loan balances of $11.0 million for 2013 and $14.9 million for 2012 are included in average loan balances for computational purposes.
(3)	Net loan (costs) fees included in loan interest income for the three-month periods ended June 30, 2013 and 2012 were $(78,000) and $13,000, respectively.
(4)	Total annualized interest expense divided by the average balance of total earning assets.
(5)	Annualized net interest income divided by the average balance of total earning assets.

The following table sets forth changes in interest income and interest expense for the three-month periods indicated and the amount of change attributable to variances in volume, rates and the combination of volume and rates based on the relative changes of volume and rates:

	2013 over 2012 change in net interest income for the three months ended June 30
	(in thousands)
	Volume (1)	Rate (2)	Mix (3)	Total
Interest-earning assets:
Loans	$304	$(115)	$4	$193
Investment securities	43	12	4	59
Interest bearing deposits	(2)	5	—	3

Total interest income	345	(98)	8	255

Interest-bearing liabilities:
NOW deposits	—	(4)	—	(4)
Money market deposits	3	(5)	(1)	(3)
Savings deposits	6	(1)	—	5
Time deposits	(19)	(59)	8	(70)
Other	1	5	—	6
Subordinated debentures	—	—	160	160
Junior subordinated debentures	—	(16)	(1)	(17)

Total interest expense	(9)	(80)	166	77

Net interest income	$354	$(18)	$(158)	$178

(1)	The volume change in net interest income represents the change in average balance divided by the previous year’s rate.
(2)	The rate change in net interest income represents the change in rate divided by the previous year’s average balance.
(3)	The mix change in net interest income represents the change in average balance multiplied by the change in rate.

Provision for loan losses. The Company recorded a $400 thousand provision for loan losses for the three months ended June 30, 2013 compared to the $300 thousand provision for loan losses for the three months ended June 30, 2012.

The allowance for loan losses is maintained at a level that management believes will be appropriate to absorb probable incurred losses on existing loans based on an evaluation of the collectability of the loans and prior loan loss experience. The evaluations take into consideration such factors as changes in the nature and volume of the portfolio, overall portfolio quality, review of specific problem loans, and current economic conditions that may affect the borrower’s ability to repay their loan. The allowance for loan losses is based on estimates, and ultimate losses may vary from the current estimates. These estimates are reviewed not less than quarterly and, as adjustments become necessary, they are reported in earnings in the periods in which they become known.

Based on information currently available, management believes that the allowance for loan losses is appropriate to absorb probable incurred losses in the portfolio. However, no assurance can be given that the Company may not sustain charge-offs which are in excess of the allowance in any given period. See “Analysis of Asset Quality and Allowance for Loan Losses” for further discussion of loan quality trends and the provision for loan losses.

Non-interest income. During the three months ended June 30, 2013 non-interest income increased by $109 thousand to $1.7 million from $1.6 million during the three months ended June 30, 2012. The largest component of this increase was an increase of $198 thousand in gains on the sale of government guaranteed loans from $238 thousand during the three months ended June 30, 2012 to $436 thousand during the current three month period. During 2013 the Bank benefited from a strong secondary market for the sale of government guaranteed loans as well as an increase in the volume of loans sold. Partially offsetting the increase in gains on sale of loans was a reduction in gains on sale of investment securities. During the second quarter of 2012 we sold fifteen securities totaling $7.8 million recognizing a gain on sale of $161 thousand. No sales were made during the current quarter.

Additional sources of the increase in non-interest income include a $29 thousand increase in service charges on deposit accounts related to an increase in debit card interchange income and increases of $12 thousand in loan servicing income, $9 thousand in customer service fees and $27 thousand in other.

The following table describes the components of non-interest income for the three-month periods ending June 30, 2013 and 2012, dollars in thousands:

	For the Three Months
	Ended June 30		Dollar Change	Percentage Change
	2013	2012
Service charges on deposit accounts	$943	$914	$29	3.2%
Gain on sale of loans	436	238	198	83.2%
Earnings on life insurance policies	81	86	(5)	(5.8)%
Loan servicing income	65	53	12	22.6%
Customer service fees	44	35	9	25.7%
Gain on sale of securities	—	161	(161)	(100.0)%
Other	128	101	27	26.7%

Total non-interest income	$1,697	$1,588	$109	6.9%

Non-interest expenses. Non-interest expense totaled $4.3 million during the three months ended June 30, 2013 a decline of $245 thousand from $4.5 million during the same period in 2012. Reductions in expense included $44 thousand in salary and benefit expense, $120 thousand in occupancy and equipment expense, $60 thousand in FDIC insurance and $111 thousand in other miscellaneous categories of noninterest expense. These cost savings were partially offset by increases of $36 thousand in professional fees, $35 thousand in OREO expense and $19 thousand in outside service fees.

Salaries and employee benefits decreased by $44 thousand mostly related to an increase in deferred loan origination costs partially offset by increases in salary expense and commissions. Deferred loan origination costs increased by $108 thousand which we attribute to an increase in lending activity. Commission expense increased by $46 thousand related to the increase in SBA loan sales. Salary expense increased by $37 thousand as savings totaling $75 thousand related to the outsourcing of statement processing was offset by an increase in loan production personnel and salary increases.

Occupancy and equipment costs benefited from the outsourcing of statement processing as well as a reduction in equipment expense and maintenance items. Concurrent with the outsourcing of statement processing we were able to consolidate our information technology, ebanking and customer resource departments into our main administration building. Formerly these departments were housed in a separate building. This has resulted in significant savings related to a reduction in building maintenance, equipment maintenance and utility costs. Other reductions in property and equipment expense included nonrecurring savings related to overpayments in property tax and equipment maintenance totaling $35 thousand during the quarter.

Partially offsetting the reduction in expense described above were increases of $36 thousand in professional fees, $35 thousand in OREO expense and $19 thousand in outside service fees. The increase in professional fees is mostly legal expense related to the repurchase of 7,000 shares of preferred stock from the U.S. Treasury and the issuance of the $7.5 million in subordinated debt. OREO expense during the 2012 period benefited from $38 thousand in rental income net of operating expenses on an apartment building acquired in July 2011. Both the rental income and the operating expenses are included under the category of OREO expense. This building was sold during the third quarter of 2012. The increase in outside sourcing costs relates to the outsourcing of our statement and notice processing operations in June of 2012.

The following table describes the components of non-interest expense for the three-month periods ending June 30, 2013 and 2012, dollars in thousands:

	For the Three Months
	Ended June 30,		Dollar Change	Percentage Change
	2013	2012
Salaries and employee benefits	$2,082	$2,126	$(44)	(2.1)%
Occupancy and equipment	666	786	(120)	(15.3)%
Outside Service fees	408	389	19	4.9%
Provision from changes in valuation of OREO	300	306	(6)	(2.0)%
Professional fees	205	169	36	21.3%
FDIC insurance and assessments	92	152	(60)	(39.5)%
Telephone and data communication	72	77	(5)	(6.5)%
Business development	69	73	(4)	(5.5)%
OREO expense	64	29	35	120.7%
Advertising and shareholder relations	62	65	(3)	(4.6)%
Armored car and courier	57	55	2	3.6%
Director compensation and retirement	55	58	(3)	(5.2)%
Loan and collection expenses	44	48	(4)	(8.3)%
Deposit premium amortization	43	44	(1)	(2.3)%
Insurance Expense	29	30	(1)	(3.3)%
Stationery and supplies	25	32	(7)	(21.9)%
Postage	13	31	(18)	(58.1)%
Other	15	76	(61)	(80.3)%

Total non-interest expense	$4,301	$4,546	$(245)	(5.4)%

Provision for income taxes. The Company recorded income tax expense of $567 thousand, or 38.9% of pre-tax income for the three months ended June 30, 2013. This compares to income tax expense of $393 thousand, or 38.3% of pre-tax income for the three months ended June 30, 2012. The percentages for 2013 and 2012 differ from the statutory rate as tax exempt income such as earnings on Bank owned life insurance and municipal loan and investment income decrease taxable income.

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

The Company’s largest lending categories are commercial real estate loans, equity lines of credit, agricultural loans and residential real estate loans. These categories accounted for approximately 44.8%, 11.6%, 11.5% and 10.1%, respectively of the Company’s total loan portfolio at June 30, 2013, and approximately 44.3%, 11.7%, 11.1% and 11.0%, respectively of the Company’s total loan portfolio at December 31, 2012. Construction and land development loans decreased slightly representing 3.8% and 5.0% of the loan portfolio as of June 30, 2013 and December 31, 2012, respectively. The construction and land development portfolio component has been identified by Management as a higher-risk loan category. The quality of the construction and land development category is highly dependent on property values both in terms of the likelihood of repayment once the property is transacted by the current owner as well as the level of collateral the Company has securing the loan in the event of default. Loans in this category are characterized by the speculative nature of commercial and residential development properties and can include property in various stages of development from raw land to finished lots. The decline in these loans as a percentage of the Company’s loan portfolio reflects management’s continued efforts, which began in 2009 to reduce its exposure to construction and land development loans due to the severe valuation decrease in the real estate market. At the beginning of 2009 construction and land development loans totaled $73.8 million representing 20.2% of the Company’s loan portfolio as compared to $12.1 million at June 30, 2013.

The Company’s real estate related loans, including real estate mortgage loans, real estate construction loans, consumer equity lines of credit, and agricultural loans secured by real estate comprised 77% and 78% of the total loan portfolio at June 30, 2013 and December 31, 2012, respectively. Moreover, the business activities of the Company currently are focused in the California counties of Plumas, Nevada, Placer, Lassen, Modoc, Shasta, Sierra and in Washoe County in Northern Nevada. Consequently, the results of operations and financial condition of the Company are dependent upon the general trends in these economies and, in particular, the residential and commercial real estate markets. In addition, the concentration of the Company’s operations in these areas of Northeastern California and Northwestern Nevada exposes it to greater risk than other banking companies with a wider geographic base in the event of catastrophes, such as earthquakes, fires and floods in these regions.

The rates of interest charged on variable rate loans are set at specific increments in relation to the Company’s lending rate or other indexes such as the published prime interest rate or U.S. Treasury rates and vary with changes in these indexes. At June 30, 2013 and December 31, 2012, approximately 72% and 73%, respectively of the Company’s loan portfolio was comprised of variable rate loans. While real estate mortgage, commercial and consumer lending remain the foundation of the Company’s historical loan mix, some changes in the mix have occurred due to the changing economic environment and the resulting change in demand for certain loan types. In addition, the Company remains committed to the agricultural industry in Northeastern California and will continue to pursue high quality agricultural loans. Agricultural loans include both commercial and commercial real estate loans. The Company’s agricultural loan balances totaled $37 million at June 30, 2013 and $35 million at December 31, 2012.

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

The Company, through the creation of MARC in 2009 developed and implemented an action plan to significantly reduce nonperforming loans. In the start of 2009 non-performing loans totaled $26.7 million compared to $7.6 million as of June 30, 2013. MARC consists of members of executive and credit administration management teams, and the activities of the committee are governed by a formal written charter. The MARC meets at least monthly and reports to the Board of Directors.

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

The following table provides certain information for the six-month periods indicated with respect to the Company’s allowance for loan losses as well as charge-off and recovery activity, in thousands:

	For the Six Months Ended June 30,
	2013	2012
Balance at January 1,	$5,686	$6,908

Charge-offs:
Commercial and agricultural	(353)	(984)
Real estate mortgage	(374)	(593)
Real estate construction	(735)	(98)
Auto and other	(147)	(117)

Total charge-offs	(1,609)	(1,792)

Recoveries:
Commercial and agricultural	28	45
Real estate mortgage	12	11
Real estate construction	—	54
Auto and other	46	57

Total recoveries	86	167

Net charge-offs	(1,523)	(1,625)

Provision for loan losses	1,100	900

Balance at June 30,	$5,263	$6,183

Annualized net charge-offs during the three-month period to average loans	0.97%	1.10%
Allowance for loan losses to total loans	1.63%	2.02%
Allowance related to loans collectively evaluated for impairment to unimpaired loans	1.49%	1.54%
Allowance related to loans individually evaluated for impairment to impaired loans	5.78%	8.64%

The following table provides a breakdown of the allowance for loan losses at June 30, 2013 and 2012:

	Balance at End of Period	Percent of Loans in Each Category	Balance at End of Period	Percent of Loans in Each Category
	2013	2013	2012	2012
Commercial and agricultural	$903	20.8%	$1,163	23.2%
Real estate mortgage (includes equity lines)	2,963	66.4%	2,580	64.6%
Real estate construction	886	3.8%	2,143	6.7%
Auto and other	511	9.0%	297	5.5%

Total	$5,263	100%	$6,183	100%

The allowance for loan losses totaled $5.3 million at June 30, 2013 and $5.7 million at December 31, 2012. Specific reserves related to impaired loans decreased from $1.2 million at December 31, 2012 to $0.7 million at June 30, 2013. At least quarterly the Company evaluates each specific reserve and if it determines that the loss represented by the specific reserve is uncollectable it reverses the specific reserve and takes a partial charge-off in its place. General reserves increased by $126 thousand to $4.6 million at June 30, 2013 as compared to $4.5 million at December 31, 2012. Related to the decrease in specific reserves, the allowance for loan losses as a percentage of total loans decreased from 1.80% at December 31, 2012 to 1.63% at June 30, 2013. The percentage of general reserves to unimpaired loans decreased slightly from 1.52% at December 31, 2012 to 1.49% at June 30, 2013.

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

Loans restructured and in compliance with modified terms totaled $7.4 million and $9.3 million at June 30, 2013 and December 31, 2012, respectively. For additional information related to restructured loans see Note 5 of the Company’s Condensed Consolidated Financial Statements in this Quarterly Report on Form 10Q.

Nonperforming loans at June 30, 2013 were $7.6 million, a decrease of $6.1 million from the $13.7 million balance at December 31, 2012. Of the $7.6 million decrease in nonperforming loans $3.0 million relates to one land development loan. During 2013 a $0.7 million charge-off was recorded on this loan while the remaining balance of $2.3 million was transferred to OREO. Nonaccrual loans decreased from $13.7 million at December 31, 2012 to $7.2 million at June 30, 2013 The reduction in nonaccrual loans mostly relates to loans transferred to OREO as detailed below and loan repayments including payments from the SBA related to $2 million in guaranteed portions of loans on nonaccrual at December 31 2013. Specific reserves on nonaccrual loans totaled $573 thousand at June 30, 2013 and $976 thousand at December 31, 2012, respectively. Performing loans past due thirty to eighty-nine days decreased by $1.9 million from $2.8 million at December 31, 2012 to $0.9 million at June 30, 2013.

A substandard loan is not adequately protected by the current sound worth and paying capacity of the borrower or the value of the collateral pledged, if any. Total substandard loans decreased by $8.7 million from $18.6 million at December 31, 2012 to $9.9 million at June 30, 2013. Loans classified as watch increased from $6.7 million at December 31, 2012 to $7.8 million at June 30, 2013. At June 30, 2013, $4.1 million of performing loans were classified as substandard. Further deterioration in the credit quality of individual performing substandard loans or other adverse circumstances could result in the need to place these loans on nonperforming status.

At June 30, 2013 and December 31, 2012, the Company’s recorded investment in impaired loans totaled $11.0 million and $18.8 million, respectively. The specific allowance for loan losses related to impaired loans totaled $637 thousand and $1.2 million at June 30, 2013 and December 31, 2012, respectively. Additionally, $0.9 million has been charged off against the impaired loans at June 30, 2013 and $3.0 million at December 31 2012.

It is the policy of management to make additions to the allowance for loan losses so that it remains appropriate to absorb probable incurred losses in the loan portfolio. Management believes that the allowance at June 30, 2013 is appropriate. However, the determination of the amount of the allowance is judgmental and subject to economic conditions which cannot be predicted with certainty. Accordingly, the Company cannot predict whether charge-offs of loans in excess of the allowance may occur in future periods.

OREO represents real property taken by the Bank either through foreclosure or through a deed in lieu thereof from the borrower. Repossessed assets include vehicles and other commercial assets acquired under agreements with delinquent borrowers. Repossessed assets and OREO are originally carried at fair market value, less selling costs and subsequently adjusted for impairment, if any. OREO holdings represented thirty-five properties totaling $6.7 million at June 30, 2013 and forty properties totaling $5.3 million at December 31, 2012. Nonperforming assets as a percentage of total assets were 2.90% at June 30, 2013 and 3.98% at December 31, 2012.

The following table provides a summary of the change in the OREO balance for the six months ended June 30, 2013 and 2012:

	Six Months Ended June 30,
	2013	2012
	(in thousands)
Beginning Balance	$5,295	$8,623
Additions	2,756	200
Dispositions	(971)	(600)
Provision from change in OREO valuation	(414)	(493)

Ending Balance	$6,666	$7,730

The provision for OREO losses relates to a decrease in value of three REO properties based on recent appraisals. During the six months ended June 30, 2013, we sold eleven properties and added six properties to our OREO portfolio of which one property carried a value of $2.3 million. During the six months ended June 30, 2012, we sold one property and a portion of another property and added two lots and one single family residence to our OREO portfolio.

Investment Portfolio and Federal Funds Sold. Total investment securities decreased by $0.3 million from $81.0 million as of December 31, 2012 to $80.7 million as of June 30, 2013.

The investment portfolio at June 30, 2013 and December 31, 2012 was invested entirely in U.S. Government-sponsored agencies. There were no Federal funds sold at June 30, 2013 and December 31, 2012; however, the Bank maintained interest earning balances at the Federal Reserve Bank (FRB) totaling $32.7 million at June 30, 2013 and $24.5 million at December 31, 2012, respectively. These balances currently earn 25 basis points.

The Company classifies its investment securities as available-for-sale or held-to-maturity. Currently all securities are classified as available-for-sale. Securities classified as available-for-sale may be sold to implement the Company’s asset/liability management strategies and in response to changes in interest rates, prepayment rates and similar factors.

Gross unrealized losses on investment securities at June 30, 2013 were $1.5 million. Management believes the unrealized losses primarily relate to changes in interest rates and other market conditions rather than deterioration in credit quality.

Deposits. Total deposits were $432.3 million as of June 30, 2013, up $20.7 million from the December 31, 2012 balance of $411.6 million. Non-interest bearing demand deposits increased by $1.6 million, interest bearing transaction accounts (NOW) increased by $3.2 million, savings accounts increased by $14.6 million and money market accounts increased by $5.6 million. Time deposits declined by $4.3 million. We attribute much of the reduction in time to the unusually low interest rate environment as we have seen a movement out of time into more liquid deposit types.

The Company continues to manage the mix of its deposits consistent with its identity as a community bank serving the financial needs of its customers. The deposit mix changed slightly from December 31, 2012. Non-interest bearing demand deposits were 34% of total deposits at June 30, 2013 and 35% of total deposits at December 31, 2012. Interest bearing transaction accounts were 20% of total deposits at June 30, 2013 and at December 31, 2012. Money market and savings deposits totaled 31% of total deposits at June 30, 2013 and 28% at December 31, 2012. Time deposits were 15% of total deposits at June 30, 2013 and 17% of total deposits at December 31, 2012.

Deposits represent the Bank’s primary source of funds. Deposits are primarily core deposits in that they are demand, savings and time deposits generated from local businesses and individuals. These sources are considered to be relatively stable, long-term relationships thereby enhancing steady growth of the deposit base without major fluctuations in overall deposit balances. The Company experiences, to a small degree, some seasonality with the slower growth period between November through April, and the higher growth period from May through October. In order to assist in meeting any funding demands, the Company maintains a secured borrowing arrangement with the Federal Home Loan Bank of San Francisco. There were no brokered deposits at June 30, 2013 or December 31, 2012.

Short-term Borrowing Arrangements. The Company is a member of the FHLB and can borrow up to $97,500,000 from the FHLB secured by commercial and residential mortgage loans with carrying values totaling $184,240,000 at June 30, 2013. The Company is required to hold FHLB stock as a condition of membership. At June 30, 2013, the Company held $2,226,000 of FHLB stock which is recorded as a component of other assets. At this level of stock holdings, the Company can borrow up to $47,355,000. There were no borrowings outstanding as of June 30, 2013. To borrow the $97,500,000 in available credit, the Company would need to purchase $2,357,000 in additional FHLB stock. The Company also has an unsecured $6 million Federal Funds borrowing line with one of its correspondent banks.

Repurchase Agreements. In 2011 Plumas Bank introduced a new product for their larger business customers which use repurchase agreements as an alternative to interest-bearing deposits. The balance in this product at June 30, 2013 was $5.4 million a decrease of $2.0 million from the December 31, 2012 balance of $7.4 million. Interest paid on this product is similar to that which is paid on the Bank’s premium money market account; however, these are not deposits and are not FDIC insured.

Subordinated Debentures. On April 15, 2013 the Bancorp issued a $7.5 million subordinated debt to an unrelated third-party (the “Subordinated Debenture”) pursuant to a subordinated debenture purchase agreement, subordinated debenture note, and stock purchase warrant with Lender. The subordinated debt agreement provides that in the event of default with respect to the subordinated debt, the Bancorp will be subject to certain restrictions on the payment of dividends and distributions to shareholders, repurchase or redemption of the Bancorp’s securities and payment on certain debts or guarantees. The subordinated debenture agreement also provides that in the event of default, Lender will have the right to appoint a director to the Bancorp’s board of directors and/or the Plumas Bank board in certain limited circumstances.

The subordinated debt bears an interest rate of 7.5% per annum, has a term of 8 years with no prepayment allowed during the first two years and was made in conjunction with an eight-year warrant (the “Lender Warrant”) to purchase up to 300,000 shares of the Bancorp’s common stock, no par value at an exercise price, subject to anti-dilution adjustments, of $5.25 per share. Under current capital guidelines the subordinated debt qualifies as Tier 2 capital subject to a 20% haircut per year beginning in year four.

The Company allocated the proceeds received on April 15, 2013 between the subordinated debt and the Lender Warrant based on the estimated relative fair value of each. The fair value of the Warrant was estimated based on a Black-Scholes-Merton model and totaled $318,000. The discount recorded on the subordinated noted will be amortized by the level-yield method over 2 years.

Capital Resources

Shareholders’ equity decreased by $9.5 million from $41.9 million at December 31, 2012 to $32.4 million at June 30, 2013 mostly related to the repurchase of 8,566 shares of preferred stock. There were 3,383 shares of preferred stock outstanding as of June 30, 2013 with an aggregate liquidation value of $3.4 million. This compares to 11,949 shares outstanding at December 31, 2012 with an aggregate liquidation value of $13.7 million.

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

On April 11, 2013, the Treasury announced its intent to sell its investment in the Bancorp’s Series A Preferred Stock along with similar investments the Treasury had made in 7 other financial institutions, principally to qualified institutional buyers. Using a modified Dutch auction methodology that establishes a market price by allowing investors to submit bids at specified increments during the period of April 15, 2013 through April 18, 2013, the U.S. Treasury auctioned all of the Bancorp’s 11,949 Series A Preferred Stock. The Bancorp sought and obtained regulatory permission to participate in the auction. The Bancorp successfully bid to repurchase 7,000 shares of the 11,949 outstanding shares. This repurchase resulted in a discount of $530 thousand or approximately 7% on the face value of the Series A Preferred Stock plus related outstanding dividends. The remaining 4,949 shares were purchased at auction by private investors. On June 27, 2013 the Bancorp repurchased 1,566 shares of the Series A Preferred Stock at $1,000 per share from an unrelated group of investors, leaving 3,383 shares outstanding as of June 30, 2013. On May 22, 2013 the Bancorp repurchased the Warrant from the Treasury at a cost of $234,500.

Funds for the repurchase of the Series A Preferred Stock and the Warrant were provided through a combination of a $4.5 million dividend from the Bancorp’s subsidiary, Plumas Bank, and the issuance of the Subordinated Debenture.

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

During the second quarter of 2010, at the request of the FRB, Plumas Bancorp deferred its regularly scheduled quarterly interest payments on its outstanding junior subordinated debentures relating to its two trust preferred securities and suspended quarterly cash dividend payments on its Series A Preferred Stock. However, in March 2013 the FRB allowed Plumas Bancorp to pay all past due and current interest on its trust preferred securities. On May 15, 2013, having previously been released from its FRB written agreement, the Company paid all past and current dividends on the remaining 4,949 shares of Series A Preferred Stock.

Capital Standards. The Company uses a variety of measures to evaluate its capital adequacy, with risk-based capital ratios calculated separately for the Company and the Bank. Management reviews these capital measurements on a monthly basis and takes appropriate action to ensure that they are within established internal and external guidelines. The FDIC has promulgated risk-based capital guidelines for all state non-member banks such as the Bank. These guidelines establish a risk-adjusted ratio relating capital to different categories of assets and off-balance sheet exposures. There are two categories of capital under the guidelines: Tier 1 capital includes common shareholders’ equity, and qualifying trust-preferred securities (including notes payable to unconsolidated special purpose entities that issue trust-preferred securities), less goodwill and certain other deductions, notably the unrealized net gains or losses (after tax adjustments) on available-for-sale investment securities carried at fair market value; Tier 2 capital can include qualifying subordinated debt and the allowance for loan losses, subject to certain limitations. The Series A Preferred Stock qualifies as Tier 1 capital and the Subordinated Debentures qualify as Tier 2 capital for the Company.

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

The following table presents the Company’s and the Bank’s capital ratios as of June 30, 2013 and December 31, 2012, in thousands:

	June 30, 2013		December 31, 2012
	Amount	Ratio	Amount	Ratio
Tier 1 Leverage Ratio
Plumas Bancorp and Subsidiary	$41,077	8.5%	$49,052	10.3%
Minimum regulatory requirement	19,288	4.0%	19,040	4.0%
Plumas Bank	47,747	9.9%	49,662	10.4%
Minimum requirement for “Well-Capitalized” institution under the prompt corrective action plan	24,064	5.0%	23,852	5.0%
Minimum regulatory requirement	19,251	4.0%	19,032	4.0%
Tier 1 Risk-Based Capital Ratio
Plumas Bancorp and Subsidiary	41,077	11.1%	49,052	13.9%
Minimum regulatory requirement	14,780	4.0%	14,143	4.0%
Plumas Bank	47,747	12.9%	49,662	14.1%
Minimum requirement for “Well-Capitalized” institution under the prompt corrective action plan	22,163	6.0%	21,200	6.0%
Minimum regulatory requirement	14,776	4.0%	14,133	4.0%
Total Risk-Based Capital Ratio
Plumas Bancorp and Subsidiary	52,921	14.3%	53,489	15.1%
Minimum regulatory requirement	29,560	8.0%	28,286	8.0%
Plumas Bank	52,374	14.2%	54,096	15.3%
Minimum requirement for “Well-Capitalized” institution under the prompt corrective action plan	36,939	10.0%	35,333	10.0%
Minimum regulatory requirement	29,551	8.0%	28,266	8.0%

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

New Proposed Capital Rules. In July 2013, the Federal banking regulators approved a final rule to implement the revised capital adequacy standards of the Basel Committee on Banking Supervision, commonly called Basel III, and to address relevant provisions of the Dodd-Frank Wall Street Reform and Consumer Protection Act (the Dodd-Frank Act). The final rule strengthens the definition of regulatory capital, increases risk-based capital requirements, makes selected changes to the calculation of risk-weighted assets, and adjusts the prompt corrective action thresholds. Community banking organizations, such as the Company and the Bank, become subject to the new rule on January 1, 2015 and certain provisions of the new rule will be phased in over the period of 2015 through 2019.

The final rule:

•

Permits banking organizations that had less than $15 billion in total consolidated assets as of December 31, 2009, or were mutual holding companies as of May 19, 2010, to include in Tier 1 capital trust preferred securities and cumulative perpetual preferred stock that were issued and included in Tier 1 capital prior to May 19, 2010, subject to a limit of 25% of Tier 1 capital elements, excluding any non-qualifying capital instruments and after all regulatory capital deductions and adjustments have been applied to Tier 1 capital.

•	Establishes new qualifying criteria for regulatory capital, including new limitations on the inclusion of deferred tax assets and mortgage servicing rights.

•	Requires a minimum ratio of common equity Tier 1 capital to risk-weighted assets of 4.5%.

•	Increases the minimum Tier 1 capital to risk-weighted assets ratio requirement from 4% to 6%.

•	Retains the minimum total capital to risk-weighted assets ratio requirement of 8%.

•	Establishes a minimum leverage ratio requirement of 4%.

•	Retains the existing regulatory capital framework for 1-4 family residential mortgage exposures.

•

Permits banking organizations that are not subject to the advanced approaches rule, such as the Company and the Bank, to retain, through a one-time election, the existing treatment for most accumulated other comprehensive income, such that unrealized gains and losses on securities available for sale will not affect regulatory capital amounts and ratios.

•

Implements a new capital conservation buffer requirement for a banking organization to maintain a common equity capital ratio more than 2.5% above the minimum common equity Tier 1 capital, Tier 1 capital and total risk-based capital ratios in order to avoid limitations on capital distributions, including dividend payments, and certain discretionary bonus payments. The capital conservation buffer requirement will be phased in beginning on January 1, 2016 at 0.625% and will be fully phased in at 2.50% by January 1, 2019. A banking organization with a buffer of less than the required amount would be subject to increasingly stringent limitations on such distributions and payments as the buffer approaches zero. The new rule also generally prohibits a banking organization from making such distributions or payments during any quarter if its eligible retained income is negative and its capital conservation buffer ratio was 2.5% or less at the end of the previous quarter. The eligible retained income of a banking organization is defined as its net income for the four calendar quarters preceding the current calendar quarter, based on the organization’s quarterly regulatory reports, net of any distributions and associated tax effects not already reflected in net income.

•	Increases capital requirements for past-due loans, high volatility commercial real estate exposures, and certain short-term commitments and securitization exposures.

•	Expands the recognition of collateral and guarantors in determining risk-weighted assets.

•	Removes references to credit ratings consistent with the Dodd Frank Act and establishes due diligence requirements for securitization exposures.

The Company’s management is currently evaluating the provisions of the final rule and their expected impact on the Company.

Off-Balance Sheet Arrangements

Loan Commitments. In the normal course of business, there are various commitments outstanding to extend credits that are not reflected in the financial statements. Commitments to extend credit and letters of credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Annual review of commercial credit lines, letters of credit and ongoing monitoring of outstanding balances reduces the risk of loss associated with these commitments. As of June 30, 2013, the Company had $79.1 million in unfunded loan commitments and $70 thousand in letters of credit. This compares to $76.0 million in unfunded loan commitments and $110 thousand in letters of credit at December 31, 2012. Of the $79.1 million in unfunded loan commitments, $36.7 million and $42.4 million represented commitments to commercial and consumer customers, respectively. Of the total unfunded commitments at June 30, 2013, $36.3 million were secured by real estate, of which $10.5 million was secured by commercial real estate and $25.8 million was secured by residential real estate in the form of equity lines of credit. The commercial loan commitments not secured by real estate primarily represent business lines of credit, while the consumer loan commitments not secured by real estate primarily represent revolving credit card lines and overdraft protection lines. Since some of the commitments are expected to expire without being drawn upon the total commitment amounts do not necessarily represent future cash requirements.

Operating Leases. The Company leases one depository branch, one lending office and one loan administration office and two non branch automated teller machine locations. Total rental expenses under all operating leases totaled $94,000 and $92,000 during six months ended June 30, 2013 and 2012, respectively. The expiration dates of the leases vary, with the first such lease expiring during 2013 and the last such lease expiring during 2015.

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

The Company is a member of the FHLB and can borrow up to $97,500,000 from the FHLB secured by commercial and residential mortgage loans with carrying values totaling $184,240,000 at June 30, 2013. See “Short-term Borrowing Arrangements” for additional information on our FHLB borrowing capacity. The Company also has an unsecured $6 million Federal Funds borrowing line with one of its correspondent banks.

Customer deposits are the Company’s primary source of funds. Total deposits were $432.3 million as of June 30, 2013, up $20.7 million from the December 31, 2012 balance of $411.6 million. Deposits are held in various forms with varying maturities. The Company’s securities portfolio, Federal funds sold, Federal Home Loan Bank advances, and cash and due from banks serve as the primary sources of liquidity, providing adequate funding for loans during periods of high loan demand. During periods of decreased lending, funds obtained from the maturing or sale of investments, loan payments, and new deposits are invested in short-term earning assets, such as cash held at the FRB, Federal funds sold and investment securities, to serve as a source of funding for future loan growth. Management believes that the Company’s available sources of funds, including borrowings, will provide adequate liquidity for its operations in the foreseeable future.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a smaller reporting company we are not required to provide the information required by this item.

ITEM 4.	CONTROLS AND PROCEDURES

The Company’s Chief Executive Officer and Chief Financial Officer, based on their evaluation of the Company’s disclosure controls and procedures as of the end of the Company’s fiscal quarter ended June 30, 2013 (as defined in Exchange Act Rule 13a—15(e), have concluded that the Company’s disclosure controls and procedures are adequate and effective for purposes of Rule 13a—15(e) in timely alerting them to material information relating to the Company required to be included in the Company’s filings with the SEC under the Securities Exchange Act of 1934.

There were no changes in internal control over financial reporting during the fiscal quarter ended June 30, 2013 that have materially affected, or are reasonably likely to materially affect, the registrant’s internal control over financial reporting.

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

ITEM 1A	RISK FACTORS

As a smaller reporting company we are not required to provide the information required by this item.

ITEM 2.	UNREGISTERD SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a) None.

(b) None.

(c) None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

The following documents are included or incorporated by reference in this Quarterly Report on Form 10Q:

3.1	Articles of Incorporation as amended of Registrant included as exhibit 3.1 to the Registrant’s Form S-4, File No. 333-84534, which is incorporated by reference herein.

3.2	Bylaws of Registrant as amended on March 16, 2011 included as exhibit 3.2 to the Registrant’s Form 10-K for December 31, 2010, which is incorporated by this reference herein.

3.3	Amendment of the Articles of Incorporation of Registrant dated November 1, 2002, is included as exhibit 3.3 to the Registrant’s 10-Q for September 30, 2005, which is incorporated by this reference herein.

3.4	Amendment of the Articles of Incorporation of Registrant dated August 17, 2005, is included as exhibit 3.4 to the Registrant’s 10-Q for September 30, 2005, which is incorporated by this reference herein.

4	Specimen form of certificate for Plumas Bancorp included as exhibit 4 to the Registrant’s Form S-4, File No. 333-84534, which is incorporated by reference herein.

4.1	Certificate of Determination of Fixed Rate Cumulative Perpetual Preferred Stock, Series A, is included as exhibit 4.1 to Registrant’s 8-K filed on January 30, 2009, which is incorporated by this reference herein.

10.1	Executive Salary Continuation Agreement of Andrew J. Ryback dated December 17, 2008, is included as exhibit 10.1 to the Registrant’s 10-K for December 31, 2008, which is incorporated by this reference herein.

10.2	Split Dollar Agreement of Andrew J. Ryback dated August 23, 2005, is included as Exhibit 10.2 to the Registrant’s 8-K filed on October 17, 2005, which is incorporated by this reference herein.

10.3	Subordinated Debenture dated April 15, 2013, is included as Exhibit 10.3 to the Registrant’s 10-Q filed on May 10, 2013, which is incorporated by this reference herein.

10.4	Stock Purchase Warrant dated April 15, 2013, is included as Exhibit 10.4 to the Registrant’s 10-Q filed on May 10, 2013, which is incorporated by this reference herein.

10.5	Subordinated Debenture Purchase Agreement dated April 15, 2013, is included as Exhibit 10.5 to the Registrant’s 10-Q filed on May 10, 2013, which is incorporated by this reference herein.

10.8	Director Retirement Agreement of John Flournoy dated March 21, 2007, is included as Exhibit 10.8 to Registrant’s 10-Q for March 31, 2007, which is incorporated by this reference herein.

10.18	Amended and Restated Director Retirement Agreement of Daniel E. West dated May 10, 2000, is included as Exhibit 10.18 to the Registrant’s 10-QSB for June 30, 2002, which is incorporated by this reference herein.

10.19	Consulting Agreement of Daniel E. West dated May 10, 2000, is included as Exhibit 10.19 to the Registrant’s 10-QSB for June 30, 2002, which is incorporated by this reference herein.

10.21	Amended and Restated Director Retirement Agreement of Alvin G. Blickenstaff dated April 19, 2000, is included as Exhibit 10.21 to the Registrant’s 10-QSB for June 30, 2002, which is incorporated by this reference herein.

10.22	Consulting Agreement of Alvin G. Blickenstaff dated May 8, 2000, is included as Exhibit 10.22 to the Registrant’s 10-QSB for June 30, 2002, which is incorporated by this reference herein.

10.24	Amended and Restated Director Retirement Agreement of Gerald W. Fletcher dated May 10, 2000, is included as Exhibit 10.24 to the Registrant’s 10-QSB for June 30, 2002, which is incorporated by this reference herein.

10.25	Consulting Agreement of Gerald W. Fletcher dated May 10, 2000, is included as Exhibit 10.25 to the Registrant’s 10-QSB for June 30, 2002, which is incorporated by this reference herein.

10.27	Amended and Restated Director Retirement Agreement of Arthur C. Grohs dated May 9, 2000, is included as Exhibit 10.27 to the Registrant’s 10-QSB for June 30, 2002, which is incorporated by this reference herein.

10.28	Consulting Agreement of Arthur C. Grohs dated May 9, 2000, is included as Exhibit 10.28 to the Registrant’s 10-QSB for June 30, 2002, which is incorporated by this reference herein.

10.33	Amended and Restated Director Retirement Agreement of Terrance J. Reeson dated April 19, 2000, is included as Exhibit 10.33 to the Registrant’s 10-QSB for June 30, 2002, which is incorporated by this reference herein.

10.34	Consulting Agreement of Terrance J. Reeson dated May 10, 2000, is included as Exhibit 10.34 to the Registrant’s 10-QSB for June 30, 2002, which is incorporated by this reference herein.

10.35	Letter Agreement, dated January 30, 2009 by and between Plumas Bancorp, Inc. and the United States Department of the Treasury and Securities Purchase Agreement — Standard Terms attached thereto, is included as exhibit 10.1 to Registrant’s 8-K filed on January 30, 2009, which is incorporated by this reference herein.

10.36	Form of Senior Executive Officer letter agreement, is included as exhibit 10.2 to Registrant’s 8-K filed on January 30, 2009, which is incorporated by this reference herein.

10.37	Deferred Fee Agreement of Alvin Blickenstaff is included as Exhibit 10.37 to the Registrant’s 10-Q for March 31, 2009, which is incorporated by this reference herein.

10.41	Form of Indemnification Agreement (Plumas Bancorp) is included as Exhibit 10.41 to the Registrant’s 10-Q for March 31, 2009, which is incorporated by this reference herein.

10.42	Form of Indemnification Agreement (Plumas Bank) is included as Exhibit 10.42 to the Registrant’s 10-Q for March 31, 2009, which is incorporated by this reference herein.

10.43	Plumas Bank 401(k) Profit Sharing Plan as amended is included as exhibit 99.1 of the Form S-8 filed February 14, 2003, File No. 333-103229, which is incorporated by this reference herein.

10.46	1991 Stock Option Plan as amended is included as Exhibit 10.46 to the Registrant’s 10-Q for September 30, 2004, which is incorporated by this reference herein.

10.49	Amended and Restated Plumas Bancorp Stock Option Plan is included as Exhibit 10.49 to the Registrant’s 10-Q for September 30, 2006, which is incorporated by this reference herein.

10.50	Executive Salary Continuation Agreement of Rose Dembosz, is included as exhibit 10.50 to the Registrant’s 10-K for December 31, 2008, which is incorporated by this reference herein.

10.51	First Amendment to Split Dollar Agreement of Andrew J. Ryback, is included as exhibit 10.51 to the Registrant’s 10-K for December 31, 2008, which is incorporated by this reference herein.

10.64	First Amendment to the Plumas Bank Amended and Restated Director Retirement Agreement for Alvin Blickenstaff adopted on September 19, 2007, is included as Exhibit 10.64 to the Registrant’s 8-K filed on September 25, 2007, which is incorporated by this reference herein.

10.65	First Amendment to the Plumas Bank Amended and Restated Director Retirement Agreement for Arthur C. Grohs adopted on September 19, 2007, is included as Exhibit 10.65 to the Registrant’s 8-K filed on September 25, 2007, which is incorporated by this reference herein.

10.66	Director Retirement Agreement of Robert McClintock, is included as Exhibit 10.66 to the Registrant’s 10-K filed on March 23, 2012, which is incorporated by this reference herein.

10.67	First Amendment to the Plumas Bank Amended and Restated Director Retirement Agreement for Terrance J. Reeson adopted on September 19, 2007, is included as Exhibit 10.67 to the Registrant’s 8-K filed on September 25, 2007, which is incorporated by this reference herein.

10.69	First Amendment to the Plumas Bank Amended and Restated Director Retirement Agreement for Daniel E. West adopted on September 19, 2007, is included as Exhibit 10.69 to the Registrant’s 8-K filed on September 25, 2007, which is incorporated by this reference herein.

10.70	First Amendment to the Plumas Bank Amended and Restated Director Retirement Agreement for Gerald W. Fletcher adopted on October 9, 2007, is included as Exhibit 10.70 to the Registrant’s 10-Q for September 30, 2007, which is incorporated by this reference herein.

10.73	Written Agreement with Federal Reserve Bank of San Francisco effective July 28, 2011, is included as Exhibit 10.1 of the Registrant’s 8-K filed on July 29, 2011, which is incorporated by this reference herein.

11	Computation of per share earnings appears in the attached 10-Q under Plumas Bancorp and Subsidiary Notes to Condensed Consolidated Financial Statements as Footnote 7 – Earnings Per Share.

31.1*	Rule 13a-14(a) [Section 302] Certification of Principal Financial Officer dated August 8, 2013.

31.2*	Rule 13a-14(a) [Section 302] Certification of Principal Executive Officer dated August 8, 2013.

32.1*	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 dated August 8, 2013.

32.2*	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 dated August 8, 2013.

101.INS*	XBRL Instance Document.

101.SCH*	XBRL Taxonomy Schema.

101.CAL*	XBRL Taxonomy Calculation Linkbase.

101.DEF*	XBRL Taxonomy Definition Linkbase.

101.LAB*	XBRL Taxonomy Label Linkbase.

101.PRE*	XBRL Taxonomy Presentation Linkbase.

*	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PLUMAS BANCORP (Registrant)

Date: August 8, 2013

/s/ Richard L. Belstock Richard L. Belstock Chief Financial Officer

/s/ Andrew J. Ryback Andrew J. Ryback President and Chief Executive Officer