Form 10-Q
period 2013-09-30
PLUMAS BANCORP
filed 2013-11-07
CIK 1168455

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2013

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of November 5, 2013. 4,782,939 shares

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

PLUMAS BANCORP

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands, except share data)

	September 30, 2013	December 31, 2012
Assets
Cash and cash equivalents	$75,180	$44,675
Investment securities available for sale	87,228	80,964
Loans, less allowance for loan losses of $5,305 at September 30, 2013 and $5,686 at December 31, 2012	321,145	310,271
Premises and equipment, net	12,625	13,271
Bank owned life insurance	11,418	11,160
Real estate and vehicles acquired through foreclosure	6,670	5,336
Accrued interest receivable and other assets	11,149	12,125

Total assets	$525,415	$477,802

Liabilities and Shareholders’ Equity
Deposits:
Non-interest bearing	$167,446	$143,646
Interest bearing	293,908	267,916

Total deposits	461,354	411,562
Repurchase agreements	6,710	7,377
Accrued interest payable and other liabilities	6,631	6,703
Subordinated debenture	7,255	—
Junior subordinated deferrable interest debentures	10,310	10,310

Total liabilities	492,260	435,952

Commitments and contingencies (Note 6)
Shareholders’ equity:
Serial preferred stock, no par value; 10,000,000 shares authorized; 3,133 and 11,949 issued and outstanding at September 30, 2013 and December 31, 2012, respectively; aggregate liquidation value of $3,153 at September 30, 2013 and $13,667 at December 31, 2012.	3,125	11,855
Common stock, no par value; 22,500,000 shares authorized; issued and outstanding – 4,782,939 shares at September 30, 2013 and 4,776,339 at December 31, 2012	6,225	6,093
Retained earnings	24,577	23,573
Accumulated other comprehensive (loss) income	(772)	329

Total shareholders’ equity	33,155	41,850

Total liabilities and shareholders’ equity	$525,415	$477,802

See notes to unaudited condensed consolidated financial statements.

PLUMAS BANCORP

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(In thousands, except per share data)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2013	2012	2013	2012
Interest Income:
Interest and fees on loans	$4,687	$4,403	$13,583	$13,018
Interest on investment securities	301	251	826	647
Other	38	21	86	76

Total interest income	5,026	4,675	14,495	13,741

Interest Expense:
Interest on deposits	151	208	459	673
Interest on subordinated debenture	191	—	351	—
Interest on junior subordinated deferrable interest debentures	76	88	235	259
Other	3	21	54	59

Total interest expense	421	317	1,099	991

Net interest income before provision for loan losses	4,605	4,358	13,396	12,750
Provision for Loan Losses	100	1,000	1,200	1,900

Net interest income after provision for loan losses	4,505	3,358	12,196	10,850

Non-Interest Income:
Service charges	1,029	926	2,847	2,712
Gain on sale of loans	170	580	1,126	1,053
Gain on sale of investments	—	191	—	403
Earnings on Bank owned life insurance policies	85	87	258	258
Other	247	299	698	671

Total non-interest income	1,531	2,083	4,929	5,097

Non-Interest Expenses:
Salaries and employee benefits	2,244	2,179	6,545	6,623
Occupancy and equipment	695	754	2,118	2,298
Other	1,414	1,689	4,366	4,832

Total non-interest expenses	4,353	4,622	13,029	13,753

Income before provision for income taxes	1,683	819	4,096	2,194
Provision for Income Taxes	676	273	1,581	791

Net income	1,007	546	2,515	1,403

Discount on Redemption of Preferred Stock	4	—	534	—
Preferred Stock Dividends and Discount Accretion	(49)	(171)	(330)	(513)

Net income available to common shareholders	$962	$375	$2,719	$890

Basic earnings per share	$0.20	$0.08	$0.57	$0.19

Diluted earnings per share	$0.20	$0.08	$0.56	$0.19

See notes to unaudited condensed consolidated financial statements.

PLUMAS BANCORP

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

(In thousands)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2013	2012	2013	2012
Net income	$1,007	$546	$2,515	$1,403
Other comprehensive income (loss) :
Change in net unrealized gains	110	622	(1,875)	873
Less: reclassification adjustments for net gains included in net income	—	(191)	—	(403)

Net unrealized holding gains (losses)	110	431	(1,875)	470
Income tax effect	(45)	(179)	774	(194)

Other comprehensive income (loss)	65	252	(1,101)	276

Total comprehensive income	$1,072	$798	$1,414	$1,679

See notes to unaudited condensed consolidated financial statements.

PLUMAS BANCORP

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	For the Nine Months Ended September 30,
	2013	2012
Cash Flows from Operating Activities:
Net income	$2,515	$1,403
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	1,200	1,900
Change in deferred loan origination costs/fees, net	(568)	(546)
Depreciation and amortization	1,082	1,009
Stock-based compensation expense	29	86
Amortization of investment security premiums	330	417
Net (gain) loss on sale of other real estate	(160)	5
Gain on sale of investments	—	(403)
Gain on sale of loans held for sale	(1,126)	(1,053)
Loans originated for sale	(11,737)	(15,311)
Proceeds from loan sales	17,026	16,065
Provision from change in OREO valuation	372	805
Earnings on bank-owned life insurance	(258)	(258)
Decrease in accrued interest receivable and other assets	1,813	852
(Decrease) increase in accrued interest payable and other liabilities	(52)	641

Net cash provided by operating activities	10,466	5,612

Cash Flows from Investing Activities:
Proceeds from matured and called available-for-sale investment securities	13,000	18,179
Proceeds from principal repayments from available-for-sale government-sponsored mortgage-backed securities	6,493	6,524
Purchases of available-for-sale securities	(27,958)	(65,151)
Proceeds from sale of available-for-sale securities	—	20,773
Net increase in loans	(19,481)	(8,897)
Proceeds from sale of other real estate	1,900	3,344
Proceeds from sale of other vehicles	122	64
Purchase of premises and equipment	(186)	(887)

Net cash used in investing activities	(26,110)	(26,051)

Continued on next page.

PLUMAS BANCORP

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

(Continued)

	For the Nine Months Ended September 30,
	2013	2012
Cash Flows from Financing Activities:
Net increase in demand, interest bearing and savings deposits	$56,289	$22,116
Net decrease in time deposits	(6,497)	(6,989)
Issuance of subordinated debenture, net of discount	7,182	—
Issuance of common stock warrant	318	—
Repurchase of common stock warrant	(234)	—
Redemption of preferred stock	(8,282)	—
Payment of dividends on preferred stock	(1,979)	—
Proceeds from exercise of stock options	19	—
Net decrease in securities sold under agreements to repurchase	(667)	(2,816)

Net cash provided by financing activities	46,149	12,311

Increase in cash and cash equivalents	30,505	(8,128)
Cash and Cash Equivalents at Beginning of Year	44,675	63,076

Cash and Cash Equivalents at End of Period	$75,180	$54,948

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:
Interest expense	$2,069	$753
Income taxes	30	$2
Non-Cash Investing Activities:
Real estate and vehicles acquired through foreclosure	$3,562	$550

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

3. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The condensed consolidated financial statements include the accounts of the Company and the accounts of its wholly-owned subsidiary, Plumas Bank. Plumas Statutory Trust I and Plumas Statutory Trust II are not consolidated into the Company’s consolidated financial statements and, accordingly, are accounted for under the equity method. In the opinion of management, the unaudited condensed consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the Company’s financial position at September 30, 2013 and the results of its income and its cash flows for the three-month and nine-month periods ended September 30, 2013 and 2012. Our condensed consolidated balance sheet at December 31, 2012 is derived from audited financial statements. Certain reclassifications have been made to prior period’s balances to conform to classifications used in 2013. Those reclassifications have no impact on net income or shareholders’ equity.

The unaudited condensed consolidated financial statements of the Company have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim reporting on Form 10-Q. Accordingly, certain disclosures normally presented in the notes to the annual consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been omitted. The Company believes that the disclosures are adequate to make the information not misleading. These interim financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s 2012 Annual Report to Shareholders on Form 10-K. The results of income for the three-month and nine-month periods ended September 30, 2013 may not necessarily be indicative of future operating results. In preparing such financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the balance sheet and revenues and expenses for the periods reported. Actual results could differ significantly from those estimates.

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

4. INVESTMENT SECURITIES AVAILABLE FOR SALE

The amortized cost and estimated fair value of investment securities at September 30, 2013 and December 31, 2012 consisted of the following, in thousands:

	September 30, 2013
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Debt securities:
U.S. Government-sponsored agencies	$28,163	$56	$(82)	$28,137
U.S. Government-sponsored agencies collateralized by mortgage obligations - residential	59,942	75	(1,372)	58,645
Obligations of states and political subdivisions	438	8	—	446

	$88,543	$139	$(1,454)	$87,228

Unrealized losses on available-for-sale investment securities totaling $1,315,000 were recorded, net of $543,000 in tax benefit, as accumulated other comprehensive income within shareholders’ equity at September 30, 2013. No securities were sold during the nine months ended September 30, 2013. During the nine months ended September 30, 2012, the Company sold twenty-five available-for-sale securities for total proceeds of $20,773,000, which resulted in the recognition of a $403,000 gain on sale. No securities were sold at a loss during the nine months ended September 30, 2012. During the three months ended September 30, 2012, the Company sold seven available-for-sale securities for total proceeds of $8,492,000, which resulted in the recognition of a $191,000 gain on sale.

	December 31, 2012
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Debt securities:
U.S. Government-sponsored agencies	$38,291	$154	$(3)	$38,442
U.S. Government-sponsored agencies collateralized by mortgage obligations - residential	42,112	434	(24)	42,522

	$80,403	$588	$(27)	$80,964

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

Investment securities with unrealized losses at September 30, 2013 are summarized and classified according to the duration of the loss period as follows, in thousands:

	Less than 12 Months
	Fair	Unrealized
	Value	Losses
Debt securities:
U.S. Government-sponsored agencies	$5,923	$82
U.S. Government-sponsored agencies collateralized by mortgage obligations	46,723	1,372

	$52,646	$1,454

Investment securities with unrealized losses at December 31, 2012 are summarized and classified according to the duration of the loss period as follows, in thousands:

	Less than 12 Months
	Fair	Unrealized
	Value	Losses
Debt securities:
U.S. Government-sponsored agencies	$2,004	$3
U.S. Government-sponsored agencies collateralized by mortgage obligations	7,002	24

	$9,006	$27

There were no securities in a loss position for more than twelve months as of September 30, 2013 and December 31, 2012.

At September 30, 2013, the Company held 70 securities of which 42 were in a loss position. Of the securities in a loss position, all were in a loss position for less than twelve months. Of the 42 securities, 6 are U.S. Government-sponsored agencies and 36 are U.S. Government-sponsored agencies collateralized by residential mortgage obligations. The unrealized losses primarily relate to changes in interest rates and other market conditions. All of the securities continue to pay as scheduled. When analyzing an issuer’s financial condition, management considers the length of time and extent to which the market value has been less than amortized cost; the historical and implied volatility of the security; the financial condition of the issuer of the security; and the Company’s intent and ability to hold the security to recovery. As of September 30, 2013, management does not have the intent to sell these securities nor does it believe it is more likely than not that it will be required to sell these securities before the recovery of its amortized cost basis which may be upon maturity. Based on the Company’s evaluation of the above and other relevant factors, the Company does not believe the securities that are in an unrealized loss position as of September 30, 2013 are other than temporarily impaired. The amortized cost and estimated fair value of investment securities at September 30, 2013 by contractual maturity are shown below, in thousands. Expected maturities will differ from contractual maturities because the issuers of the securities may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized Cost	Estimated Fair Value
Within one year	$2,000	$2,006
After one year through five years	26,163	26,131
After five years through ten years	438	446
Investment securities not due at a single maturity date:
Government-guaranteed mortgage- backed securities	59,942	58,645

	$88,543	$87,228

Investment securities with amortized costs totaling $54,591,000 and $44,305,000 and estimated fair values totaling $54,012,000 and $44,535,000 at September 30, 2013 and December 31, 2012, respectively, were pledged to secure deposits and repurchase agreements.

5. LOANS AND THE ALLOWANCE FOR LOAN LOSSES

Outstanding loans are summarized below, in thousands:

	September 30, 2013	December 31, 2012
Commercial	$30,420	$29,552
Agricultural	33,933	35,124
Real estate – residential	31,334	34,666
Real estate – commercial	146,411	139,546
Real estate – construction and land development	14,691	15,801
Equity lines of credit	36,315	36,873
Auto	28,157	19,283
Other	3,882	4,212

Gross loans	325,143	315,057
Deferred loan costs, net	1,307	900
Allowance for loan losses	(5,305)	(5,686)

Net loans	$321,145	$310,271

The recorded investment in impaired loans totaled $10,325,000 and $18,850,000 at September 30, 2013 and December 31, 2012, respectively. The Company had specific allowances for loan losses of $806,000 on impaired loans of $3,223,000 at September 30, 2013 as compared to specific allowances for loan losses of $1,186,000 on impaired loans of $14,334,000 at December 31, 2012. The balance of impaired loans in which no specific reserves were required totaled $7,102,000 and $4,516,000 at September 30, 2013 and December 31, 2012, respectively. The average recorded investment in impaired loans for the nine months ended September 30, 2013 and September 30, 2012 was $10,340,000 and $18,527,000, respectively. The Company recognized $229,000 and $370,000 in interest income on a cash basis for impaired loans during the nine months ended September 30, 2013 and 2012, respectively. During the three months ended September 30, 2013 and 2012 the Company recognized interest income of $19,000 and $39,000, respectively.

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

The carrying value of troubled debt restructurings at September 30, 2013 and December 31, 2012 was $8,157,000 and $12,296,000, respectively. The Company has allocated $454,000 and $348,000 of specific reserves on loans to customers whose loan terms have been modified in troubled debt restructurings as of September 30, 2013 and December 31, 2012, respectively. The Company was not committed to lend additional amounts on loans classified as troubled debt restructurings at September 30, 2013 and December 31, 2012.

During the three and nine month periods ended September 30, 2013 and September 30, 2012, the terms of certain loans were modified as troubled debt restructurings. Modifications involving a reduction of the stated interest rate of the loan was for periods ranging from 1 month to 10 years and those with decreases in rates ranged from 0% to 1.5%.

The following table presents loans by class modified as troubled debt restructurings that occurred during the nine months ending September 30, 2013, dollars in thousands:

	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post- Modification Recorded Investment
Troubled Debt Restructurings:
Auto	1	$8	$7
Other	1	9	9

Total	2	$17	$16

The troubled debt restructuring described above resulted in no allowance for loan losses or charge-offs during the nine months ending September 30, 2013.

The following table presents loans by class modified as troubled debt restructurings that occurred during the three months ending September 30, 2013, dollars in thousands:

	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post- Modification Recorded Investment
Troubled Debt Restructurings:
Other	1	$9	$9

Total	1	$9	$9

The troubled debt restructuring described above resulted in no allowance for loan losses or charge-offs during the nine months ending September 30, 2013.

The following table presents loans by class modified as troubled debt restructurings for which there was a payment default within twelve months following the modification during the nine months ended September 30, 2013, dollars in thousands:

	Number of Loans	Recorded Investment
Troubled Debt Restructurings:
Real estate – construction	1	$1,152

Total	1	$1,152

The troubled debt restructuring described above increased the allowance for loan losses by $154,000 and resulted in no charge offs during the nine months ended September 30, 2013. There were no loans for which there was a payment default within twelve months following the modification during the three months ended September 30, 2013.

The following table presents loans by class modified as troubled debt restructurings that occurred during the nine months ended September 30, 2012, dollars in thousands:

	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment
Troubled Debt Restructurings:
Commercial	1	$24	$24
Real estate – residential	2	819	800
Real estate – commercial	1	516	516
Real estate – construction	2	180	180
Other	2	11	11

Total	8	$1,550	$1,531

The troubled debt restructurings described above decreased the allowance for loan losses by $118,000 and resulted in no charge offs during the nine months ended September 30, 2012.

The following table presents loans by class modified as troubled debt restructurings that occurred during the three months ended September 30, 2012, dollars in thousands:

	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment
Troubled Debt Restructurings:
Other	2	$11	$11

Total	2	$11	$11

The troubled debt restructurings described above resulted in no allowance for loan losses or charge offs during the three months ended September 30, 2012.

The following table presents loans by class modified as troubled debt restructurings for which there was a payment default within twelve months following the modification during the three and nine months ended September 30, 2012, dollars in thousands:

	Number of Loans	Recorded Investment
Troubled Debt Restructurings:
Real estate – construction	1	$2,978

Total	1	$2,978

The troubled debt restructuring described above decreased the allowance for loan losses by $771,000 but resulted in a $1.4 million charge off during the nine months ended September 30, 2012. The troubled debt restructuring described above decreased the allowance for loan losses by $971,636 but resulted in a $1.4 million charge off during the three months ended September 30, 2012.

The terms of certain other loans were modified during the nine months ending September 30, 2013 and year ending December 31, 2012 that did not meet the definition of a troubled debt restructuring. These loans had a total recorded investment as of September 30, 2013 and December 31, 2012 of $9 million and $9 million, respectively.

These loans which were modified during the nine months ended September 30, 2013 and year ended December 31, 2012 did not meet the definition of a troubled debt restructuring as the modification was a delay in a payment ranging from 30 days to 3 months that was considered to be insignificant or the borrower was not considered to be experiencing financial difficulties.

At September 30, 2013 and December 31, 2012, nonaccrual loans totaled $5,995,000 and $13,683,000, respectively. Interest foregone on nonaccrual loans totaled $290,000 and $531,000 for the nine months ended September 30, 2013 and 2012, respectively. Interest foregone on nonaccrual loans totaled $120,000 and $181,000 for the three months ended September 30, 2013 and 2012, respectively. Loans past due 90 days or more and on accrual status totaled $3,000 and $15,000 at September 30, 2013 and December 31, 2012.

Salaries and employee benefits totaling $993,000 and $700,000 have been deferred as loan origination costs during the nine months ended September 30, 2013 and 2012, respectively. Salaries and employee benefits totaling $321,000 and $235,000 have been deferred as loan origination costs during the three months ended September 30, 2013 and 2012, respectively.

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

Loss – Loans classified as loss are considered uncollectible and charged off immediately.

The following table shows the loan portfolio allocated by management’s internal risk ratings at the dates indicated, in thousands:

	Commercial Credit Exposure Credit Risk Profile by Internally Assigned Grade
September 30, 2013	Commercial	Agricultural	Real Estate- Residential	Real Estate- Commercial	Real Estate- Construction	Equity LOC	Total
Grade:
Pass	$28,573	$33,297	$28,903	$139,275	$14,208	$34,149	$278,405
Watch	1,124	376	760	2,799	147	226	5,432
Substandard	699	260	1,671	4,337	336	1,889	9,192
Doubtful	24	—	—	—	—	51	75

Total	$30,420	$33,933	$31,334	$146,411	$14,691	$36,315	$293,104

	Commercial Credit Exposure Credit Risk Profile by Internally Assigned Grade
December 31, 2012	Commercial	Agricultural	Real Estate- Residential	Real Estate- Commercial	Real Estate- Construction	Equity LOC	Total
Grade:
Pass	$27,260	$33,801	$31,239	$128,919	$10,863	$34,142	$266,224
Watch	1,145	466	751	3,237	149	965	6,713
Substandard	1,138	857	2,676	7,390	4,789	1,766	18,616
Doubtful	9	—	—	—	—	—	9

Total	$29,552	$35,124	$34,666	$139,546	$15,801	$36,873	$291,562

	Consumer Credit Exposure			Consumer Credit Exposure
	Credit Risk Profile Based on Payment Activity			Credit Risk Profile Based on Payment Activity
	September 30, 2013			December 31, 2012
	Auto	Other	Total	Auto	Other	Total
Grade:
Performing	$28,146	$3,876	$32,022	$19,239	$4,193	$23,432
Non-performing	11	6	17	44	19	63

Total	$28,157	$3,882	$32,039	$19,283	$4,212	$23,495

The following tables show the allocation of the allowance for loan losses at the dates indicated, in thousands:

			Real Estate-	Real Estate-	Real Estate-
	Commercial	Agricultural	Residential	Commercial	Construction	Equity LOC	Auto	Other	Total
Nine months ended September 30, 2013:
Beginning balance	$855	$159	$894	$1,656	$950	$736	$289	$147	$5,686
Charge-offs	(389)	—	(244)	(133)	(735)	(21)	(82)	(125)	(1,729)
Recoveries	62	—	1	13	—	1	45	26	148
Provision	203	(3)	(26)	45	667	91	125	98	1,200

Ending balance	$731	$156	$625	$1,581	$882	$807	$377	$146	$5,305

Three months ended September 30, 2013:
Beginning balance	$720	$183	$604	$1,655	$886	$704	$351	$160	$5,263
Charge-offs	(36)	—	(23)	(1)	—	—	(33)	(27)	(120)
Recoveries	34	—	1	2	—	—	17	8	62
Provision	13	(27)	43	(75)	(4)	103	42	5	100

Ending balance	$731	$156	$625	$1,581	$882	$807	$377	$146	$5,305

Nine months ended September 30, 2012:
Beginning balance	$1,025	$330	$698	$1,925	$2,006	$635	$95	$194	$6,908
Charge-offs	(891)	(250)	(204)	(258)	(1,524)	(216)	(17)	(135)	(3,495)
Recoveries	53	—	—	4	54	9	37	57	214
Provision	604	100	287	(200)	550	406	128	25	1,900

Ending balance	$791	$180	$781	$1,471	$1,086	$834	$243	$141	$5,527

Three months ended September 30, 2012:
Beginning balance	$980	$183	$807	$1,161	$2,143	$612	$91	$206	$6,183
Charge-offs	(158)	—	(64)	(20)	(1,426)	—	(5)	(30)	(1,703)
Recoveries	8	—	—	1	—	1	23	14	47
Provision	(39)	(3)	38	329	369	221	134	(49)	1,000

Ending balance	$791	$180	$781	$1,471	$1,086	$834	$243	$141	$5,527

Allowance for Loan Losses September 30, 2013:
Ending balance	$731	$156	$625	$1,581	$882	$807	$377	$146	$5,305

Ending balance: individually evaluated for impairment	$68	$—	$222	$228	$32	$253	$—	$3	$806

Ending balance: collectively evaluated for impairment	$663	$156	$403	$1,353	$850	$554	$377	$143	$4,499

			Real Estate-	Real Estate-	Real Estate-
	Commercial	Agricultural	Residential	Commercial	Construction	Equity LOC	Auto	Other	Total
Loans
September 30, 2013:
Ending balance	$30,420	$33,933	$31,334	$146,411	$14,691	$36,315	$28,157	$3,882	$325,143

Ending balance: individually evaluated for impairment	$1,070	$417	$2,591	$2,705	$1,869	$1,659	$11	$3	$10,325

Ending balance: collectively evaluated for impairment	$29,350	$33,516	$28,743	$143,706	$12,822	$34,656	$28,146	$3,879	$314,818

December 31, 2012:
Allowance for Loan Losses
Ending balance	$855	$159	$894	$1,656	$950	$736	$289	$147	$5,686

Ending balance: individually evaluated for impairment	$192	$1	$459	$284	$68	$180	$—	$2	$1,186

Ending balance: collectively evaluated for impairment	$663	$158	$435	$1,372	$882	$556	$289	$145	$4,500

Loans
Ending balance	$29,552	$35,124	$34,666	$139,546	$15,801	$36,873	$19,283	$4,212	$315,057

Ending balance: individually evaluated for impairment	$3,478	$647	$3,598	$4,528	$5,191	$1,360	$44	$4	$18,850

Ending balance: collectively evaluated for impairment	$26,074	$34,477	$31,068	$135,018	$10,610	$35,513	$19,239	$4,208	$296,207

The following table shows an aging analysis of the loan portfolio by the time past due, in thousands:

		90 Days
	30-89 Days	and Still		Total
	Past Due	Accruing	Nonaccrual	Past Due	Current	Total
As of September 30, 2013:
Commercial:
Commercial	$308	$—	$1,039	$1,347	$29,073	$30,420
Agricultural	263	—	148	411	33,522	33,933
Real estate – construction	—	—	123	123	14,568	14,691
Real estate – commercial	50	—	2,003	2,053	144,358	146,411
Residential:
Real estate – residential	545	—	1,008	1,553	29,781	31,334
Equity LOC	392	—	1,660	2,052	34,263	36,315
Consumer:
Auto	214	—	11	225	27,932	28,157
Other	67	3	3	73	3,809	3,882

Total	$1,839	$3	$5,995	$7,837	$317,306	$325,143

As of December 31, 2012:
Commercial:
Commercial	$329	$—	$3,303	$3,632	$25,920	$29,552
Agricultural	—	—	380	380	34,744	35,124
Real estate – construction	156	—	3,314	3,470	12,331	15,801
Real estate – commercial	1,271	—	3,378	4,649	134,897	139,546
Residential:
Real estate – residential	242	—	1,911	2,153	32,513	34,666
Equity LOC	527	—	1,349	1,876	34,997	36,873
Consumer:
Auto	151	11	44	206	19,077	19,283
Other	102	4	4	110	4,102	4,212

Total	$2,778	$15	$13,683	$16,476	$298,581	$315,057

The following table shows information related to impaired loans at the dates indicted, in thousands:

	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
As of September 30, 2013:
With no related allowance recorded:
Commercial	$976	$1,245		$1,022	$2
Agricultural	417	647		532	16
Real estate – construction	1,351	1,351		1,398	61
Real estate – commercial	1,553	1,625		1,668	41
Real estate – residential	2,139	2,150		2,204	70
Equity Lines of Credit	655	655		585	11
Auto	11	11		13	1
Other	—	—		—	—
With an allowance recorded:
Commercial	94	94	$68	128	—
Agricultural	—	—	—	—	—
Real estate – construction	518	518	32	522	19
Real estate – commercial	1,152	1,152	228	1,151	—
Real estate – residential	452	452	222	453	8
Equity Lines of Credit	1,004	1,140	253	664	—
Auto	—	—	—	—	—
Other	3	3	3	—	—
Total:
Commercial	1,070	1,339	68	1,150	2
Agricultural	417	647	—	532	16
Real estate – construction	1,869	1,869	32	1,920	80
Real estate – commercial	2,705	2,777	228	2,819	41
Real estate – residential	2,591	2,602	222	2,657	78
Equity Lines of Credit	1,659	1,795	253	1,249	11
Auto	11	11	—	13	1
Other	3	3	3	—	—

Total	$10,325	$11,043	$806	$10,340	$229

As of December 31, 2012:
With no related allowance recorded:
Commercial	$1,022	$1,398		$1,597	$16
Agricultural	245	725		573	39
Real estate – construction	1,429	1,503		1,106	98
Real estate – commercial	941	1,013		1,997	96
Real estate – residential	343	354		1,336	28
Equity Lines of Credit	490	490		613	22
Auto	44	44		60	5
Other	2	2		45	6
With an allowance recorded:
Commercial	2,456	2,849	$192	2,765	20
Agricultural	402	402	1	403	20
Real estate – construction	3,762	5,187	68	2,056	35
Real estate – commercial	3,587	3,588	284	3,473	102
Real estate – residential	3,255	3,255	459	2,818	105
Equity Lines of Credit	870	1,082	180	974	5
Auto	—	—	—	—	—
Other	2	2	2	—	—
Total:
Commercial	3,478	4,247	192	4,362	36
Agricultural	647	1,127	1	976	59
Real estate – construction	5,191	6,690	68	3,162	133
Real estate – commercial	4,528	4,601	284	5,470	198
Real estate – residential	3,598	3,609	459	4,154	133
Equity Lines of Credit	1,360	1,572	180	1,587	27
Auto	44	44	—	60	5
Other	4	4	2	45	6

Total	$18,850	$21,894	$1,186	$19,816	$597

6. COMMITMENTS AND CONTINGENCIES

The Company is party to claims and legal proceedings arising in the ordinary course of business. In the opinion of the Company’s management, the amount of ultimate liability with respect to such proceedings will not have a material adverse effect on the financial condition or result of operations of the Company taken as a whole.

In the normal course of business, there are various outstanding commitments to extend credit, which are not reflected in the financial statements, including loan commitments of $82,015,000 and $76,030,000 and stand-by letters of credit of $70,000 and $110,000 at September 30, 2013 and December 31, 2012, respectively.

Of the loan commitments outstanding at September 30, 2013, $7,716,000 are real estate construction loan commitments that are expected to fund within the next twelve months. The remaining commitments primarily relate to revolving lines of credit or other commercial loans, and many of these are expected to expire without being drawn upon. Therefore, the total commitments do not necessarily represent future cash requirements. Each loan commitment and the amount and type of collateral obtained, if any, are evaluated on an individual basis. Collateral held varies, but may include real property, bank deposits, debt or equity securities or business assets.

Stand-by letters of credit are conditional commitments written to guarantee the performance of a customer to a third party. These guarantees are primarily related to the purchases of inventory by commercial customers and are typically short-term in nature. Credit risk is similar to that involved in extending loan commitments to customers and accordingly, evaluation and collateral requirements similar to those for loan commitments are used. The deferred liability related to the Company’s stand-by letters of credit was not significant at September 30, 2013 or December 31, 2012.

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

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
(In thousands, except share and per share data)	2013	2012	2013	2012
Net Income:
Net income	$1,007	$546	$2,515	$1,403
Discount on redemption of preferred stock	4	—	534	—
Dividends and discount accretion on preferred shares	(49)	(171)	(330)	(513)

Net income available to common shareholders	$962	$375	$2,719	$890

Earnings Per Share:
Basic earnings per share	$0.20	$0.08	$0.57	$0.19
Diluted earnings per share	$0.20	$0.08	$0.56	$0.19
Weighted Average Number of Shares Outstanding:
Basic shares	4,782	4,776	4,779	4,776
Diluted shares	4,922	4,783	4,868	4,779

Shares of common stock issuable under stock options and warrants for which the exercise prices were greater than the average market prices were not included in the computation of diluted earnings per share due to their antidilutive effect. Stock options and warrants not included in the computation of diluted earnings per share, due to shares not being in the-money and having an antidilutive effect, were approximately 200,000 and 489,000 for the three month periods ended September 30, 2013 and 2012, respectively. Stock options and warrants not included in the computation of diluted earnings per share, due to shares not being in the-money and having an antidilutive effect, were approximately 280,000 and 566,000 for the nine month periods ended September 30, 2013 and 2012, respectively. At September 30, 2013 one stock warrant was outstanding to purchase up to 300,000 shares of the Bancorp’s common stock at an exercise price, subject to anti-dilution adjustments, of $5.25 per share. At September 30, 2012 one stock warrant was outstanding to purchase up to 237,712 shares of the Bancorp’s common stock at an exercise price, subject to anti-dilution adjustments, of $7.54 per share.

8. STOCK-BASED COMPENSATION

In 2001, the Company established a Stock Option Plan for which 402,393 shares of common stock remain reserved for issuance to employees and directors and no shares are available for future grants as of September 30, 2013.

In May 2013, the Company established the 2013 Stock Option Plan for which 500,000 shares of common stock are reserved and available for future grants to employees and directors. The Plan requires that the option price may not be less than the fair market value of the stock at the date the option is granted, and that the stock must be paid in full at the time the option is exercised. Payment in full for the option price must be made in cash, with Company common stock previously acquired by the optionee and held by the optionee for a period of at least six months, in options of the Optionee that are fully vested and exercisable or in any combination of the foregoing. The options expire on dates determined by the Board of Directors, but not later than ten years from the date of grant. No grants have been made under the 2013 plan.

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

Compensation cost related to stock options recognized in operating results was $29,000 and $86,000 for the nine months ended September 30, 2013 and 2012, respectively. The associated future income tax benefit recognized was $1,000 for the nine months ended September 30, 2013 and 2012. Compensation cost related to stock options recognized in operating results was $10,000 for the quarters ended September 30, 2013 and 2012. The associated future income tax benefit recognized was $0 for the quarters ended September 30, 2013 and 2012.

The following table summarizes information about stock option activity under the 2001 plan for the nine months ended September 30, 2013:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Intrinsic Value (in thousands)
Options outstanding at December 31, 2012	419,806	$8.67
Options granted	—	—
Options exercised	(6,600)	$2.95
Options cancelled	(10,813)	$10.32

Options outstanding at September 30, 2013	402,393	$8.72	3.5	$658

Options exercisable at September 30, 2013	297,800	$10.75	2.8	$319

Expected to vest after September 30, 2013	87,939	$2.95	5.5	$286

At September 30, 2013, there was $59,000 of total unrecognized compensation cost related to non-vested stock option awards which is expected to be recognized over a weighted-average period of 1.5 years. The total fair value of options vested during the nine months ended September 30, 2013 was $52,000. The total intrinsic value of options exercised during the nine months ended September 30, 2013 was $18,000. Cash received for options exercised during the nine months ended September 30, 2013 was $19,000.

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

At September 30, 2013 total deferred tax assets were approximately $5.7 million and total deferred tax liabilities were approximately $1.2 million for a net deferred tax asset of $4.5 million. The Company’s deferred tax assets primarily relate to net operating loss carry-forwards and timing differences in the tax deductibility of the provision for loan losses, impairment charges on other real estate owned and deferred compensation. Based upon an analysis of available evidence, management of the Company determined that it is “more likely than not” that all of our deferred income tax assets as of September 30, 2013 and December 31, 2012 will be fully realized and therefore no valuation allowance was recorded. On the consolidated balance sheet, net deferred tax assets are included in accrued interest receivable and other assets.

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

Interest expense and penalties associated with unrecognized tax benefits, if any, are classified as income tax expense in the consolidated statement of income. There have been no significant changes to unrecognized tax benefits or accrued interest and penalties for the three months or nine months ended September 30, 2013.

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

Fair Value of Financial Instruments

The carrying amounts and estimated fair values of financial instruments, at September 30, 2013 and December 31, 2012 are as follows, in thousands:

		Fair Value Measurements at September 30, 2013 Using:
	Carrying Value	Level 1	Level 2	Level 3	Total Fair Value
Financial assets:
Cash and cash equivalents	$75,180	$75,180			$75,180
Investment securities	87,228		$87,228		87,228
Loans, net	321,145			$325,408	325,408
FHLB stock	2,226				N/A
Accrued interest receivable	1,544		199	1,345	1,544
Financial liabilities:
Deposits	461,354	397,275	64,144		461,419
Repurchase Agreements	6,710		6,710		6,710
Subordinated debentures	7,255			7,126	7,126
Junior subordinated deferrable interest debentures	10,310			6,997	6,997
Accrued interest payable	72	6	59	7	72

		Fair Value Measurements at December 31, 2012 Using:
	Carrying Value	Level 1	Level 2	Level 3	Total Fair Value
Financial assets:
Cash and cash equivalents	$44,675	$44,675			$44,675
Investment securities	80,964		$80,964		80,964
Loans, net	310,271			$313,929	313,929
FHLB stock	1,950				N/A
Accrued interest receivable	1,677		248	1,429	1,677
Financial liabilities:
Deposits	411,562	340,986	70,696		411,682
Repurchase Agreements	7,377		7,377		7,377
Junior subordinated deferrable interest debentures	10,310			3,191	3,191
Accrued interest payable	1,115	6	90	1,019	1,115

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

The following tables present information about the Company’s assets and liabilities measured at fair value on a recurring and non-recurring basis as of September 30, 2013 and December 31, 2012, and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value:

Assets and liabilities measured at fair value on a recurring basis at September 30, 2013 are summarized below, in thousands:

		Fair Value Measurements at September 30, 2013 Using
	Total Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
U.S.Government-sponsored agencies	$28,137		$28,137
U.S. Government-sponsored agencies collateralized by mortgage obligations	58,645		58,645
Obligations of states and political subdivisions	446		446

	$87,228	$—	$87,228	$—

Assets and liabilities measured at fair value on a recurring basis at December 31, 2012 are summarized below, in thousands:

		Fair Value Measurements at December 31, 2012 Using
	Total Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
U.S.Government-sponsored agencies	$38,442		$38,442
U.S. Government-sponsored agencies collateralized by mortgage obligations	42,522		42,522

	$80,964	$—	$80,964	$—

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

Assets and liabilities measured at fair value on a non-recurring basis at September 30, 2013 are summarized below, in thousands:

		Fair Value Measurements at September 30, 2013 Using
	Total Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Gains (Losses)
Assets:
Impaired loans:
Commercial	$771			$771	$(13)
Agricultural	149			149	—
Real estate – Residential	383			383	(25)
Real estate – Commercial	1,700			1,700	131
Real estate – Construction and land development	486			486	(22)
Equity lines of credit	751			751	90
Auto	—			—	—
Other	—			—	3

Total impaired loans	4,240			4,240	164

Other real estate:
Real estate – Residential	736			736	—
Real estate – Commercial	1,431			1,431	(10)
Real estate – Construction and land development	4,213			4,213	(363)
Equity lines of credit	254			254	—

Total other real estate	6,634	—	—	6,634	(373)

	$10,874	$—	$—	$10,874	$(209)

Assets and liabilities measured at fair value on a non-recurring basis at December 31, 2012 are summarized below, in thousands:

		Fair Value Measurements at December 31, 2012 Using			Nine months ended September, 30, 2012
	Total Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Gains (Losses)
Assets:
Impaired loans:
Commercial	$3,066			$3,066	$(293)
Agricultural	646			646	—
Real estate – Residential	2,954			2,954	(158)
Real estate – Commercial	4,128			4,128	(225)
Real estate – Construction and land development	3,835			3,835	(767)
Equity lines of credit	690			690	(361)
Auto	—			—	—
Other	—			—	(2)

Total impaired loans	15,319			15,319	(1,806)

Other real estate:
Real estate – Residential	818			818	(44)
Real estate – Commercial	1,953			1,953	(287)
Real estate – Construction and land
Development	2,407			2,407	(474)
Equity lines of credit	117			117	—

Total other real estate	5,295	—	—	5,295	(805)

	$20,614	$—	$—	$20,614	$(2,611)

The Company has no liabilities which are reported at fair value.

The following methods were used to estimate fair value.

Impaired Loans: The fair value of collateral dependent impaired loans with specific allocations of the allowance for loan losses or loans that have been subject to partial charge-offs are generally based on recent real estate appraisals. These appraisals may utilize a single valuation approach or a combination of approaches including comparable sales and the income approach. Adjustments are routinely made in the appraisal process by the independent appraisers to adjust for differences between the comparable sales and income data available. Such adjustments are usually significant and typically result in a Level 3 classification of the inputs for determining fair value. Gains of $164,000 and losses of $1,806,000 represent impairment charges recognized during the nine months ended September 30, 2013 and 2012, respectively, related to the above impaired loans.

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

The following table presents quantitative information about Level 3 fair value measurements for financial instruments measured at fair value on a non-recurring basis at September 30, 2013 and December 31, 2012, dollars in thousands:

					Range	Range
Description	Fair Value 9/30/2013	Fair Value 12/31/2012	Valuation Technique	Significant Unobservable Input	(Weighted Average) 9/30/2013	(Weighted Average) 12/31/2012
Impaired Loans:
Commercial	$771	$2,933	Sales Comparison	Adjustment for differences between comparable sales	0 - 23%(1%)	0% - 28%(10%)
	$—	$133	Discounted Cash Flow	Discount or capitalization rate	N/A	2%(2%)
Agricultural	$149	$379	Sales Comparison	Adjustment for differences between comparable sales	10%(10%)	1% - 11%(7%)
	$—	$267	Discounted Cash Flow	Discount or capitalization rate	N/A	1%(1%)
RE – Residential	$7	$1,140	Sales Comparison	Adjustment for differences between comparable sales	8%(8%)	8% - 10%(8%)
	$376	$1,814	Discounted Cash Flow	Discount or capitalization rate	0% - 3%(2%)	0% - 3%(1%)
RE – Commercial	$924	$3,303	Sales Comparison	Adjustment for differences between comparable sales	11%(11%)	8% - 11%(9%)
	$776	$825	Discounted Cash Flow	Discount or capitalization rate	2%(2%)	2%(2%)
Land and Construction	$90	$3,055	Sales Comparison	Adjustment for differences between comparable sales	8%(8%)	8% - 12%(11%)
	$397	$780	Discounted Cash Flow	Discount or capitalization rate	0% - 4%(1%)	0% - 8%(1%)
Equity Lines of Credit	$751	$690	Sales Comparison	Adjustment for differences between comparable sales	8%(8%)	8%(8%)
Other Real Estate:
RE – Residential	$736	$818	Sales Comparison	Adjustment for differences between comparable sales	10%(10%)	10%(10%)
Land and Construction	$4,213	$2,407	Sales Comparison	Adjustment for differences between comparable sales	10%(10%)	10%(10%)
RE – Commercial	$1,431	$1,953	Sales Comparison	Adjustment for differences between comparable sales	10%(10%)	10%(10%)
Equity Lines of Credit	$254	$117	Sales Comparison	Adjustment for differences between comparable sales	10%(10%)	10%(10%)

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

On April 11, 2013, the Treasury announced its intent to sell its investment in the Bancorp’s Series A Preferred Stock along with similar investments the Treasury had made in 7 other financial institutions, principally to qualified institutional buyers. Using a modified Dutch auction methodology that establishes a market price by allowing investors to submit bids at specified increments during the period of April 15, 2013 through April 18, 2013, the U.S. Treasury auctioned all of the Bancorp’s 11,949 Series A Preferred Stock. The Bancorp sought and obtained regulatory permission to participate in the auction. The Bancorp successfully bid to repurchase 7,000 shares of the 11,949 outstanding shares. This repurchase resulted in a discount of approximately 7% on the face value of the Series A Preferred Stock plus related outstanding dividends. The remaining 4,949 shares were purchased at auction by third party private investors. On June 27, 2013 the Bancorp repurchased 1,566 shares of the Series A Preferred Stock at $1,000 per share from certain of those third party private investors and on September 16, 2013 the Bancorp repurchased 250 shares at $985 per share from another one of the third party investors leaving 3,133 shares outstanding as of September 30, 2013. On May 22, 2013 the Bancorp repurchased the Warrant from the Treasury at a cost of $234,500.

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

12. Adoption of New Accounting Standards

In February 2013, the FASB issued an accounting standards update to finalize the reporting requirements for reclassifications of amounts out of accumulated other comprehensive income (“AOCI”). Items reclassified out of AOCI to net income in their entirety must have the effect of the reclassification disclosed according to the respective income statement line item. This information must be provided either on the face of the financial statements by income statement line item, or in a footnote. For public companies, the amendments in the update became effective for interim and annual periods beginning on or after December 15, 2012. As of September 30, 2013, the impact of this update on the Company’s disclosures was minimal as the only changes to AOCI were changes in market values related to available for sale securities.

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

13. Subsequent Events

On October 25, 2013, Plumas Bancorp repurchased the remaining 3,133 shares of the Series A Preferred Stock from a third party private investor. The Company paid $3,101,670 plus accrued dividends of $30,453. This represents a discount of 1% from the liquidation value of the Preferred Stock.

Funding for this purchase was provided from a $3 million promissory note dated October 24, 2013 payable to an unrelated commercial bank. The note bears interest at the U.S. “Prime Rate” + three-quarters percent per annum, has a term of 18 months and is secured by 100 shares of Plumas Bank stock representing the Company’s 100% ownership interest in Plumas Bank.

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

INTRODUCTION

The following discussion and analysis sets forth certain statistical information relating to the Company as of September 30, 2013 and December 31, 2012 and for the nine and three month periods ended September 30, 2013 and 2012. This discussion should be read in conjunction with the condensed consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q and the consolidated financial statements and notes thereto included in Plumas Bancorp’s Annual Report filed on Form 10-K for the year ended December 31, 2012.

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

OVERVIEW

The Company recorded net income of $2.5 million for the nine months ended September 30, 2013, up $1.1 million from net income of $1.4 million during the nine months ended September 30, 2012. The components of this increase were a $646 thousand increase in net interest income, a $700 thousand decrease in the provision for loan losses and a $724 thousand decline in non-interest expense. These items were partially offset by a $168 thousand decrease in non-interest income and a $790 thousand increase in the provision for income taxes.

Interest income in the nine month period increased by $754 thousand related to an increase in interest and fees on loans of $565 thousand and an increase in interest on investment securities of $179 thousand. The increase in interest and fees on loans and investments was related to growth in the loan and investment portfolios and an increase in yield on investment securities. Loan yield declined by 10 basis points to 5.70% while the yield on the investment portfolio increased by 8 basis points to 1.37%. Interest expense increased by $108 thousand to $1.1 million as a decline of $214 thousand in interest on deposits primarily related to a decline in the rate paid and balance of time deposits was offset by $351 thousand in interest expense on a $7.5 million subordinated debenture which was issued on April 15, 2013 to help fund the repurchase of preferred stock. See “Subordinated Debentures” in the Financial Condition section of this report on Form 10-Q. Non-interest expense benefited from a $78 thousand decline in salary and benefit expense, a $180 thousand decline in occupancy and equipment expense, a $432 thousand decrease in the provision for changes in valuation of OREO, a $165 thousand increase in gain on sale of OREO, and a $129 thousand decrease in FDIC insurance expense. The largest increase in non-interest expense was $277 thousand in outside service fees mostly related to the outsourcing of our statement processing beginning in June of 2012 and our item processing beginning in June of 2013. Occupancy and equipment cost and salary and benefit costs were reduced as a result of outsourcing of statement and item processing. The decline in non-interest income was related to a decline in gains on sale of securities of $403 thousand partially offset by increases in service charge income and gains on sale of government guaranteed loans. No security sales were made during the 2013 period. Pre-tax earnings increased by $1.9 million from $2.2 million during the nine months ended September 30, 2012 to $4.1 million during the current nine month period. The provision for income taxes increased by $790 thousand from $791 thousand during the nine months ended September 30, 2012 to $1.6 million during the current nine month period.

Net income allocable to common shareholders increased from $890 thousand or $0.19 per diluted share during the nine months ended September 30, 2012 to $2.7 million or $0.56 per diluted share during the current nine month period. Income allocable to common shareholders is calculated by subtracting dividends and discount amortized on preferred stock from net income. In addition, during the current period income allocable to common shareholders benefited from a $534 thousand discount on redemption of preferred stock.

Total assets at September 30, 2013 were $525 million, an increase of $48 million from December 31, 2012. Cash and cash equivalents increased by $30 million and investment securities increased by $6 million. Net loan balances increased by $11 million from $310 million at December 31, 2012 to $321 million at September 30, 2013.

Deposits totaled $461 million at September 30, 2013, an increase of $50 million from December 31, 2012. Non-interest bearing demand accounts increased by $23.8 million. Interest bearing transaction accounts (NOW) accounts increased by $2.9 million, while savings and money market accounts increased by $29.6 million. Partially offsetting these increases was a decline in time deposits of $6.5 million. During 2013 we have experienced strong core deposit growth and have benefited from the closing of two branches of a large national bank in our service area.

Shareholders’ equity decreased by $8.7 million from $41.9 million at December 31, 2012 to $33.2 million at September 30, 2013 mostly related to the repurchase of 8,816 shares of preferred stock. There were 3,133 shares of preferred stock outstanding as of September 30, 2013 with an aggregate liquidation value of $3.2 million. This compares to 11,949 shares outstanding at December 31, 2012 with an aggregate liquidation value of $13.7 million.

The annualized return on average assets was 0.69% for the nine months ended September 30, 2013 up from 0.41% for the nine months ended September 30, 2012. The annualized return on average common equity increased from 4.1% during the first nine months of 2012 to 12.1% during the current nine month period.

The following is a detailed discussion of each component affecting the change in net income and the composition of our balance sheet.

RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2013

Net interest income before provision for loan losses. Net interest income, on a nontax-equivalent basis, for the nine months ended September 30, 2013 was $13.4 million, an increase of $646 thousand from the $12.8 million earned during the same period in 2012. The largest components of the increase in net interest income were an increase in average balance of loans and investment securities and a decline in the average balance and rate paid on time deposits. These items were partially offset by a decline in yield on loans and the issuance, on April 15, 2013, of a $7.5 million subordinated debenture. Net interest margin for the nine months ended September 30, 2013 decreased 11 basis points, or 3%, to 4.09%, down from 4.20% for the same period in 2012. The decline in margin is primarily related to a 10 basis points decline in yield on loan balances.

Interest income increased by $754 thousand or 5%, to $14.5 million for the nine months ended September 30, 2013 primarily as a result of an increase in the average balance on loans and investment securities. Interest and fees on loans increased $565 thousand to $13.6 million for the nine months ended September 30, 2013 as compared to $13.0 million during the same period in 2012. The Company’s average loan balances were $318.8 million for the nine months ended September 30, 2013, up $18.8 million, or 6%, from $300.0 million for the same period in 2012. The Company is focused on growing loan balances through a balanced and diversified approach. The increase in loan balances during the twelve month period ended September 30, 2013 mostly relates to growth in the Company’s automobile and commercial real estate loan portfolios. Construction and land development loans declined during this same period by $1.8 million from $16.5 million at September 30, 2012 to $14.7 million at September 30, 2013. The average rate earned on the Company’s loan balances decreased by 10 basis points to 5.70% during the first nine months of 2013 compared to 5.80% during the first nine months of 2012. The decrease in loan yield reflects increased rate competition in the Company’s service area. Interest income on investment securities increased by $179 thousand related to an increase in average balance of $13.8 million, from $66.9 million for the nine months ended September 30, 2012 to $80.7 million during the current period. Interest income on other interest-earning assets, which totaled $86 thousand in 2013 and $76 thousand in 2012, primarily relates to interest on cash balances held at the Federal Reserve.

Interest expense on deposits decreased by $214 thousand, or 32%, to $459 thousand for the nine months ended September 30, 2013, down from $673 thousand for the same period in 2012. This decrease primarily relates to decreases in the average balance and rate paid on time deposits; interest on time deposits declined by $201 thousand. Average time deposits declined by $10.5 million from $77.5 million during the first nine months of 2012 to $67.0 million during the nine months ended September 30, 2013. We attribute much of the reduction in time deposits to the unusually low interest rate environment as we have seen a movement out of time into more liquid deposit types. The average rate paid on time deposits decreased from 0.72% during the nine months ended September 30, 2012 to 0.44% during the current nine month period. This decrease primarily relates to a decline in market rates paid in the Company’s service area and the maturity of higher rate deposits.

Interest expense on other interest-bearing liabilities increased by $322 thousand from $318 thousand during the nine months ending September 30, 2012 to $640 thousand during 2013. This increase was related to $351 thousand in interest expense on a $7.5 million subordinated debenture which was issued to help fund the repurchase of preferred stock. The subordinated debt bears an interest rate of 7.5% per annum, has a term of 8 years with no prepayment allowed during the first two years and was made in conjunction with an eight-year warrant (the “Lender Warrant”) to purchase up to 300,000 shares of the Bancorp’s common stock, no par value at an exercise price, subject to anti-dilution adjustments, of $5.25 per share. The effective yield on the debenture was 10.5% which was in excess of the 7.5% rate due to amortization of a $75,000 commitment fee and a discount recorded on issuance of $318,000.

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

	For the Nine Months Ended September 30, 2013			For the Nine Months Ended September 30, 2012
	Average Balance (in thousands)	Interest (in thousands)	Yield/ Rate	Average Balance (in thousands)	Interest (in thousands)	Yield/ Rate
Interest-earning assets:
Loans (1) (2) (3)	$318,769	$13,583	5.70%	$300,009	$13,018	5.80%
Investment securities (1)	80,661	826	1.37%	66,932	647	1.29%
Interest-bearing deposits	38,393	86	0.30%	38,959	76	0.26%

Total interest-earning assets	437,823	14,495	4.43%	405,900	13,741	4.52%

Cash and due from banks	14,370			13,541
Other assets	37,664			40,305

Total assets	$489,857			$459,746

Interest-bearing liabilities:
NOW deposits	$83,960	70	0.11%	$83,015	85	0.14%
Money market deposits	48,198	61	0.17%	42,143	71	0.23%
Savings deposits	81,557	110	0.18%	67,947	98	0.19%
Time deposits	66,981	218	0.44%	77,508	419	0.72%

Total deposits	280,696	459	0.22%	270,613	673	0.33%
Other interest-bearing liabilities	6,957	54	1.04%	7,016	59	1.12%
Subordinated debentures	4,482	351	10.47%	—	—	—
Junior subordinated debentures	10,310	235	3.05%	10,310	259	3.36%

Total interest-bearing liabilities	302,445	1,099	0.49%	287,939	991	0.46%

Non-interest bearing deposits	143,954			126,257
Other liabilities	5,983			4,821
Shareholders’ equity	37,475			40,729

Total liabilities & equity	$489,857			$459,746

Cost of funding interest-earning assets (4)			0.34%			0.32%
Net interest income and margin (5)		$13,396	4.09%		$12,750	4.20%

(1)	Not computed on a tax-equivalent basis.
(2)	Average nonaccrual loan balances of $10.5 million for 2013 and $14.7 million for 2012 are included in average loan balances for computational purposes.
(3)	Net loan (costs) fees included in loan interest income for the nine-month periods ended September 30, 2013 and 2012 were $(231,000) and $4,000, respectively.
(4)	Total annualized interest expense divided by the average balance of total earning assets.
(5)	Annualized net interest income divided by the average balance of total earning assets.

The following table sets forth changes in interest income and interest expense for the nine-month periods indicated and the amount of change attributable to variances in volume, rates and the combination of volume and rates based on the relative changes of volume and rates:

	2013 over 2012 change in net interest income for the nine months ended September 30
	(in thousands)
	Volume (1)	Rate (2)	Mix (3)	Total
Interest-earning assets:
Loans	$813	$(222)	$(26)	$565
Investment securities	133	39	7	179
Interest bearing deposits	(1)	11	—	10

Total interest income	945	(172)	(19)	754

Interest-bearing liabilities:
NOW deposits	1	(16)	—	(15)
Money market deposits	10	(18)	(2)	(10)
Savings deposits	19	(6)	(1)	12
Time deposits	(57)	(166)	22	(201)
Other	—	(4)	(1)	(5)
Subordinated debentures	—	—	351	351
Junior subordinated debentures	—	(24)	—	(24)

Total interest expense	(27)	(234)	369	108

Net interest income	$972	$62	$(388)	$646

(1)	The volume change in net interest income represents the change in average balance multiplied by the previous year’s rate.
(2)	The rate change in net interest income represents the change in rate multiplied by the previous year’s average balance.
(3)	The mix change in net interest income represents the change in average balance multiplied by the change in rate.

Provision for loan losses. During the nine months ended September 30, 2013 we recorded a provision for loan losses of $1.2 million down $0.7 million from the $1.9 million provision recorded during the same period in 2012. Approximately $0.7 million of the $1.2 million provision was related to a specific reserve required on a significant land development loan. During June, 2013 this loan, which had a book balance of $2.3 million, was transferred to OREO. See “Analysis of Asset Quality and Allowance for Loan Losses” for further discussion of loan quality trends and the provision for loan losses.

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

Non-interest income. During the nine months ended September 30, 2013 non-interest income decreased by $168 thousand to $4.9 million from $5.1 million during the same period in 2012. The decline in non-interest income was related to $403 thousand in gains on sale of securities recorded during the 2012 period. During the first nine months of 2012 we sold twenty-five available-for- sale securities totaling $20.8 million recognizing a gain on sale of $403 thousand. No sales were made during the current nine month period.

Increases in non-interest income include $135 thousand in service charge income mostly related to an increase in debit card interchange income, an increase in gains on sale of SBA loans of $73 thousand, an increase in loan service fee income of $35 thousand and an increase of $28 thousand in customer service fees. Proceeds from loan sales increased from $16.1 million during the nine months ended September 30, 2012 to $17.0 million during the current nine month period. Loan servicing income is fee income we generate on servicing previously sold portions of government guaranteed loans. Income from this source will continue to grow as long as loans sold exceed loan principal payments in our serving portfolio.

The following table describes the components of non-interest income for the nine-month periods ending September 30, 2013 and 2012, dollars in thousands:

	For the Nine Months Ended September 30
	2013	2012	Dollar Change	Percentage Change
Service charges on deposit accounts	$2,847	$2,712	$135	5.0%
Gain on sale of loans	1,126	1,053	73	6.9%
Earnings on life insurance policies	258	258	—	—%
Loan servicing income	190	155	35	22.6%
Customer service fees	141	113	28	24.8%
Gain on sale of securities	—	403	(403)	(100.0)%
Other	367	403	(36)	(8.9)%

Total non-interest income	$4,929	$5,097	$(168)	(3.3)%

Non-interest expense. We continue to achieve savings in many categories of non-interest expense resulting in a reduction in non-interest expense of $724 thousand from $13.8 million during the nine months ended September 30, 2012 to $13.0 million during the current nine month period. During June of 2012 we outsourced the processing of our account statements and notices and during June of 2013 we outsourced our item processing department resulting in savings in salary expense, occupancy and equipment costs, postage and stationary costs. Other significant savings include a $293 thousand increase in the deferral of loan origination costs reflecting an increase in loan production, a $129 thousand reduction in FDIC insurance expense related to a decline in the rate charged to Plumas Bank by the FDIC, a $432 thousand reduction in the provision for changes in valuation of OREO and a $165 thousand increase in gain on sale of OREO.

Salaries and employee benefits decreased by $78 thousand primarily related to a decline in stock compensation expense and an increase in deferred loan origination costs. Stock compensation expense decreased by $58 thousand from $84 thousand during the first nine months of 2012 to $26 thousand during the current period. During the first quarter of 2012 we had an adjustment to the estimated forfeiture rate resulting in an increase in stock compensation; no adjustment was required during 2013. The largest reduction in salary and benefits was related to an increase in deferred loan origination costs totaling $293 thousand. We attribute this increase in deferred loan origination costs to an increase in lending activity. These items were partially offset by an increase in bonus expense of $167 thousand. The Bank’s bonus plan for 2013 provides for the payment of up to $250 thousand in bonus. The amount of bonus to be paid is a function of the amount that pretax income exceeds budgeted pretax income. There was no bonus plan in place and no bonuses were earned or paid in 2012. Salary expense increased by $117 thousand as savings related to the outsourcing of statement and item processing was offset by an increase in loan production personnel and salary increases.

OREO represents real property taken by the Bank either through foreclosure or through a deed in lieu thereof from the borrower. When other real estate is acquired, any excess of the Bank’s recorded investment in the loan balance and accrued interest income over the estimated fair market value of the property less costs to sell is charged against the allowance for loan losses. A valuation allowance for losses on other real estate is maintained to provide for temporary declines in value. The allowance is established through a provision for subsequent losses on other real estate which is included in other expenses. Subsequent gains or losses on sales or write-downs resulting from permanent impairment are recorded in other income or expensed as incurred. The $373 thousand OREO provision during the first nine months of 2013, a $432 thousand decline from 2012, resulted from declines in value of three properties. The $805 thousand in OREO provision during the 2012 nine month period was related to a decline in the value of ten properties. During the nine months ended September 30, 2013, we sold twenty-seven properties and a portion of another property recording a gain on sale of $160 thousand. During the nine months ended September 30, 2012, we sold seven properties and a portion of two other properties recording a loss on sale of $5 thousand.

Partially offsetting the reduction in expense described above were a $277 thousand increase in outside servings fees and an $88 thousand increase in OREO expense. The increase in outside service fees was related to the outsourcing of our statement and notice processing in June of 2012, the outsourcing of our item processing beginning in June of 2013, an increase in costs related to monitoring and maintaining our ATMs and an increase in the cost of managing our investment portfolio. During 2012 the Bank modernized its ATM network by purchasing new ATM machines which have the ability to accept currency and checks and provide an imaged receipt. While these ATMs provide a significant increase in functionality, they are also more expensive to operate and maintain. During the first half of 2012 we outsourced the management of our investment securities portfolio. The increase in cost for this function was related to a full nine months of outsourcing and an increase in the balance of our portfolio.

OREO expense during the 2012 period benefited from $80 thousand in rental income net of operating expenses on an apartment building acquired in July 2011. Both the rental income and the operating expenses are included under the category of OREO expense. This building was sold during the third quarter of 2012.

The following table describes the components of non-interest expense for the nine-month periods ending September 30, 2013 and 2012, dollars in thousands:

	For the Nine Months
	Ended September 30
	2013	2012	Dollar Change	Percentage Change
Salaries and employee benefits	$6,545	$6,623	$(78)	(1.2)%
Occupancy and equipment	2,118	2,298	(180)	(7.8)%
Outside service fees	1,343	1,066	277	26.0%
Professional fees	625	675	(50)	(7.4)%
Provision for changes in valuation of OREO	373	805	(432)	(53.7)%
FDIC insurance	333	462	(129)	(27.9)%
Telephone and data communication	212	238	(26)	(10.9)%
Advertising and shareholder relations	208	182	26	14.3%
Business development	199	196	3	1.5%
OREO expense	191	103	88	85.4%
Armored car and courier	171	167	4	2.4%
Director compensation and retirement	169	169	—	—%
Loan and collection expenses	157	174	(17)	(9.8)%
Deposit premium amortization	128	130	(2)	(1.5)%
Stationery and supplies	88	99	(11)	(11.1)%
Insurance expense	84	89	(5)	(5.6)%
Postage	39	91	(52)	(57.1)%
(Gain)/loss on sale of OREO	(160)	5	(165)	(3,300)%
Other	206	181	25	13.8%

Total non-interest expense	$13,029	$13,753	$(724)	(5.3)%

Provision for income taxes. The Company recorded an income tax provision of $1.6 million, or 38.6% of pre-tax income for the nine months ended September 30, 2013. This compares to an income tax provision of $791 thousand, or 36.1% of pre-tax income for the nine months ended September 30, 2012. The percentages for 2013 and 2012 differ from the statutory rate as tax exempt income such as earnings on Bank owned life insurance and municipal loan and investment income decrease the tax provision.

Deferred tax assets and liabilities are recognized for the tax consequences of temporary differences between the reported amount of assets and liabilities and their tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The determination of the amount of deferred income tax assets which are more likely than not to be realized is primarily dependent on projections of future earnings, which are subject to uncertainty and estimates that may change given economic conditions and other factors. The realization of deferred income tax assets is assessed and a valuation allowance is recorded if it is “more likely than not” that all or a portion of the deferred tax asset will not be realized. “More likely than not” is defined as greater than a 50% chance. All available evidence, both positive and negative is considered to determine whether, based on the weight of that evidence, a valuation allowance is needed. Based upon the analysis of available evidence, management has determined that it is “more likely than not” that all deferred income tax assets as of September 30, 2013 and December 31, 2012 will be fully realized and therefore no valuation allowance was recorded. On the consolidated balance sheet, net deferred tax assets are included in accrued interest receivable and other assets.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2013

Net Income. The Company recorded net income of $1.0 million for the three months ended September 30, 2013, up $461 thousand from net income of $546 thousand during the three months ended September 30, 2012. The components of this increase were a $247 thousand increase in net interest income, a $900 thousand decline in the provision for loan losses and a $269 thousand decline in non-interest expense. These items were partially offset by a $552 thousand decrease in non-interest income and a $403 thousand increase in the provision for income taxes.

Net income allocable to common shareholders increased from $375 thousand or $0.08 per diluted share during the three months ended September 30, 2012 to $962 thousand or $0.20 per diluted share during the current quarter. Income allocable to common shareholders is calculated by subtracting dividends and discount amortized on preferred stock from net income. In addition, during the current period income allocable to common shareholders benefited from a $4 thousand discount on redemption of preferred stock.

The following is a detail discussion of each component of the change in net income.

Net interest income before provision for loan losses. Net interest income, on a nontax-equivalent basis, for the three months ended September 30, 2013 was $4.6 million, an increase of $247 thousand from the $4.4 million earned during the same period in 2012. The largest components of the increase in net interest income were an increase in average balance of loans and a decline in the average balance and rate paid on time deposits. These items were partially offset by the issuance, in the second quarter, of a $7.5 million subordinated debenture. Net interest margin for the three months ended September 30, 2013 decreased 20 basis points, or 5%, to 4.00%, down from 4.20% during the third quarter of 2012. The decline in margin is primarily related to an increase in interest-earning cash balances as a percentage of interest-earning assets.

Interest income increased by $351 thousand or 8%, to $5.0 million for the three months ended September 30, 2013 primarily as a result of an increase in the average balance of loans and an increase in average balance and yield on investment securities. Interest and fees on loans increased $284 thousand to $4.7 million for the three months ended September 30, 2013 as compared to $4.4 million during the third quarter of 2012. The Company’s average loan balances were $324.0 million for the three months ended September 30, 2013, up $17.9 million, or 6%, from $306.1 million for the same period in 2012. The Company is focused on growing loan balances through a balanced and diversified approach. The increase in loan balances during the twelve month period ended September 30, 2013 mostly relates to growth in the Company’s automobile and commercial real estate loan portfolios. Construction and land development loans declined during this same period by $1.8 million from $16.5 million at September 30, 2012 to $14.7 million at September 30, 2013. The average rate earned on the Company’s loan balances increased by 2 basis points to 5.74% during the third quarter of 2013 compared to 5.72% during the same quarter in 2012. Interest income on investment securities increased by $50 thousand related to an increase in average balance of $4.0 million, from $78.2 million for the three months ended September 30, 2012 to $82.2 million during the current period and an increase in yield from 1.28% to 1.45%. Interest income on other interest-earning assets, which totaled $38 thousand in 2013 and $21 thousand in 2012, primarily relates to interest on cash balances held at the Federal Reserve.

Interest expense on deposits decreased by $57 thousand, or 27%, to $151 thousand for the three months ended September 30, 2013, down from $208 thousand for the same period in 2012. This decrease primarily relates to decreases in the average balance and rate paid on time deposits. Interest expense on time deposits declined by $59 thousand. Average time deposits declined by $10.5 million from $75.7 million during the three months ended September 30, 2012 to $65.2 million during the current quarter. We attribute much of the reduction in time to the unusually low interest rate environment as we have seen a movement out of time into more liquid deposit types. The average rate paid on time deposits decreased from 0.66% during the three months ended September 30, 2012 to 0.41% during the current three month period. This decrease primarily relates to a decline in market rates paid in the Company’s service area and the maturity of higher rate deposits.

Interest expense on other interest-bearing liabilities increased by $161 thousand from $109 thousand during the three months ending September 30, 2012 to $270 thousand during the current quarter. This increase was related to $191 thousand in interest expense on a $7.5 million subordinated debenture issued on April 15, 2013. The effective yield on the debenture was 10.5% related to amortization of a $75,000 commitment fee and a discount recorded on issuance of $318,000.

Interest expense on junior subordinated debentures totaled $76 thousand; a decrease of $12 thousand from the third quarter of 2012. Interest expense on junior subordinated debentures fluctuates with changes in the 3-month London Interbank Offered Rate (LIBOR) rate. In addition, as a result of deferring our interest payments under the debentures during the 2012 period we were required to pay interest on the deferred interest payments. This had the effect of increasing interest expense and effective yield on the debentures. The deferred interest on the debentures was repaid in March of 2013 and therefore the interest expense on the debentures for the 2013 quarter is solely related to the note rate and the principle balance of the debentures outstanding.

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

	For the Three Months Ended September 30, 2013			For the Three Months Ended September 30, 2012
	Average Balance (in thousands)	Interest (in thousands)	Yield/ Rate	Average Balance (in thousands)	Interest (in thousands)	Yield/ Rate
Interest-earning assets:
Loans (1) (2) (3)	$323,968	$4,687	5.74%	$306,083	$4,403	5.72%
Investment securities (1)	82,193	301	1.45%	78,188	251	1.28%
Other	51,660	38	0.29%	28,264	21	0.30%

Total interest-earning assets	457,821	5,026	4.36%	412,535	4,675	4.51%

Cash and due from banks	15,123			14,518
Other assets	38,884			39,296

Total assets	$511,828			$466,349

Interest-bearing liabilities:
NOW deposits	$84,643	23	0.11%	$78,856	25	0.13%
Money market deposits	51,521	22	0.17%	43,356	23	0.21%
Savings deposits	88,399	39	0.18%	70,046	34	0.19%
Time deposits	65,157	67	0.41%	75,668	126	0.66%

Total deposits	289,720	151	0.21%	267,926	208	0.31%
Other interest-bearing liabilities	6,578	3	0.18%	6,624	21	1.26%
Subordinated debentures	7,231	191	10.48%	—	—	—%
Junior subordinated debentures	10,310	76	2.92%	10,310	88	3.40%

Total interest-bearing liabilities	313,839	421	0.53%	284,860	317	0.44%

Non-interest bearing deposits	159,236			135,201
Other liabilities	5,880			4,883
Shareholders’ equity	32,873			41,405

Total liabilities & equity	$511,828			$466,349

Cost of funding interest-earning assets (4)			0.36%			0.31%
Net interest income and margin (5)		$4,605	4.00%		$4,358	4.20%

(1)	Not computed on a tax-equivalent basis.
(2)	Average nonaccrual loan balances of $6.9 million for 2013 and $12.9 million for 2012 are included in average loan balances for computational purposes.
(3)	Net loan (costs) fees included in loan interest income for the three-month periods ended September 30, 2013 and 2012 were $(97,000) and $2,000, respectively.
(4)	Total annualized interest expense divided by the average balance of total earning assets.
(5)	Annualized net interest income divided by the average balance of total earning assets.

The following table sets forth changes in interest income and interest expense for the three-month periods indicated and the amount of change attributable to variances in volume, rates and the combination of volume and rates based on the relative changes of volume and rates:

	2013 over 2012 change in net interest income for the three months ended September 30
	(in thousands)
	Volume (1)	Rate (2)	Mix (3)	Total
Interest-earning assets:
Loans	$258	$13	$13	$284
Investment securities	13	35	2	50
Interest bearing deposits	17	—	—	17

Total interest income	288	48	15	351

Interest-bearing liabilities:
NOW deposits	2	(4)	—	(2)
Money market deposits	4	(4)	(1)	(1)
Savings deposits	9	(3)	(1)	5
Time deposits	(18)	(48)	7	(59)
Other	—	(18)	—	(18)
Subordinated debentures	—	—	191	191
Junior subordinated debentures	—	(12)	—	(12)

Total interest expense	(3)	(89)	196	104

Net interest income	$291	$137	$(181)	$247

(1)	The volume change in net interest income represents the change in average balance divided by the previous year’s rate.
(2)	The rate change in net interest income represents the change in rate divided by the previous year’s average balance.
(3)	The mix change in net interest income represents the change in average balance multiplied by the change in rate.

Provision for loan losses. The Company recorded a $100 thousand provision for loan losses for the three months ended September 30, 2013 compared to a $1 million provision for loan losses for the three months ended September 30, 2012. The provision during the 2012 quarter mostly relates to a decline in collateral value on a large impaired land development loan. Subsequently we foreclosed on this loan and at September 30, 2013 the land is included in OREO at its current appraised value less estimated costs to sell.

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

Non-interest income. During the three months ended September 30, 2013 non-interest income decreased by $552 thousand to $1.5 million down from $2.1 million during the three months ended September 30, 2012. The largest components of this decrease were a decline of $410 thousand in gains on the sale of government guaranteed loans from $580 thousand during the three months ended September 30, 2012 to $170 thousand during the current three month period and a decline in gain on sale of securities of $191 thousand as no securities were sold during the 2013 quarter. In addition, during the 2012 quarter the Company benefited from a $74 thousand adjustment to accrued life insurance. This adjustment is included in the Other category in the table below.

Proceeds from the sale of government guaranteed loans during the 2012 quarter totaled $7.7 million and we realized a net gain on sale of $580 thousand. This compares to proceeds of $3.2 million and a $170 thousand net gain on sale of loans during the current quarter. While gains on sales were down during the current quarter, for the nine months loan sales and gains on sale have exceeded 2012 levels and we currently expect gains on sale for the fourth quarter of 2013 to exceed those recorded during the current quarter.

The largest increase in non-interest income was $103 thousand in service charge income over half of which is related to increases in debit card interchange income.

The following table describes the components of non-interest income for the three-month periods ending September 30, 2013 and 2012, dollars in thousands:

	For the Three Months Ended September 30
	2013	2012	Dollar Change	Percentage Change
Service charges on deposit accounts	$1,029	$926	$103	11.1%
Gain on sale of loans	170	580	(410)	(70.7)%
Earnings on life insurance policies	85	87	(2)	(2.3)%
Loan servicing income	73	64	9	14.1%
Customer service fees	54	44	10	22.7%
Gain on sale of securities	—	191	(191)	(100.0)%
Other	120	191	(71)	(37.2)%

Total non-interest income	$1,531	$2,083	$(552)	(26.5)%

Non-interest expense. Non-interest expense totaled $4.4 million during the three months ended September 30, 2013 a decline of $269 thousand from $4.6 million during the same period in 2012. Significant reductions in expense included $59 thousand in occupancy and equipment expense, $56 thousand in professional fees, $40 thousand in FDIC insurance, $353 thousand in provision from changes in valuation of OREO and $77 thousand in gains on sale of OREO. These expense reductions were partially offset by increases in other items of expense the largest of which were $65 thousand in salary and benefit expense and $167 thousand in outside service fees.

The most significant expense reductions were the reduction in OREO loss provision and the gain on sale of OREO. During 2013 we have seen a stabilization of the value of our OREO portfolio. This was most evident during the current quarter where we were able to sell sixteen properties recording a gain on sale of $73 thousand. In addition, declines in property values have decreased when compared to prior years and during the current quarter we had small positive adjustment to our OREO valuation allowance.

Salaries and employee benefits increased by $65 thousand as a $167 thousand accrual for bonus expense and a $82 thousand increase in salary expense were partially offset by a $87 thousand increase in deferred loan origination costs and a $128 thousand decline in commission expense. The Bank’s bonus plan for 2013 allows for the payment of up to $250 thousand in bonus dollars. The amount of bonus to be paid is a function of the amount that pretax income exceeds budgeted pretax income. There was no bonus plan in place and no bonuses were earned or paid in 2012. The increase in salary expense includes merit increases paid to non-officer personnel and promotional increases. Full time equivalents have declined from 137 at September 30, 2012 to 135 at September 30, 2013. Deferred loan origination costs increased by $87 thousand which we attribute to an increase in lending activity. The reduction in commission expense is related to the reduction in government guaranteed loan sales during the comparison quarters.

The increase in outside service fee expense includes $69 thousand in item processing costs as we outsourced our item processing department at the end of the second quarter of 2013. Other increases include data processing costs, statement processing costs, debit card expense and investment management services. Much of the increase in outside service expense has been offset by savings in other areas such as occupancy and equipment costs and personnel costs.

The following table describes the components of non-interest expense for the three-month periods ending September 30, 2013 and 2012, dollars in thousands:

	For the Three Months Ended September 30,		Dollar	Percentage
	2013	2012	Change	Change
Salaries and employee benefits	$2,244	$2,179	$65	3.0%
Occupancy and equipment	695	754	(59)	(7.8)%
Outside service fees	525	358	167	46.6%
Professional fees	223	279	(56)	(20.1)%
FDIC insurance and assessments	108	148	(40)	(27.0)%
Advertising and shareholder relations	85	56	29	51.8%
OREO expense	79	56	23	41.1%
Telephone and data communication	72	77	(5)	(6.5)%
Business development	67	69	(2)	(2.9)%
Loan and collection expenses	62	64	(2)	(3.1)%
Director compensation and retirement	59	57	2	3.5%
Armored car and courier	59	56	3	5.4%
Deposit premium amortization	41	43	(2)	(4.7)%
Stationery and supplies	35	26	9	34.6%
Insurance expense	28	31	(3)	(9.7)%
Postage	13	—	13	100.0%
Provision from changes in valuation of OREO	(41)	312	(353)	(113.1)%
(Gain)/loss on sale of OREO	(73)	4	(77)	(1,925.0)%
Other	72	53	19	35.8%

Total non-interest expense	$4,353	$4,622	$(269)	(5.8)%

Provision for income taxes. The Company recorded income tax expense of $676 thousand, or 40.2% of pre-tax income for the three months ended September 30, 2013. This compares to income tax expense of $273 thousand, or 33.3% of pre-tax income for the three months ended September 30, 2012. The percentages for 2013 and 2012 differ from the statutory rate as tax exempt income such as earnings on Bank owned life insurance and municipal loan and investment income decrease taxable income.

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

As shown in the following table the Company’s largest lending categories are commercial real estate loans, equity lines of credit, agricultural loans and residential real estate loans.

	Balance at End of Period	Percent of Loans in Each Category	Balance at End of Period	Percent of Loans in Each Category
	9/30/13	9/30/13	12/31/12	12/31/12
Commercial	$30,420	9.4%	$29,552	9.4%
Agricultural	33,933	10.4%	35,124	11.2%
Real estate—residential	31,334	9.6%	34,666	11.0%
Real estate—commercial	146,411	45.0%	139,546	44.3%
Real estate—construction	14,691	4.5%	15,801	5.0%
Equity Lines of Credit	36,315	11.2%	36,873	11.7%
Auto	28,157	8.7%	19,283	6.1%
Other	3,882	1.2%	4,212	1.3%

Total Gross Loans	$325,143	100%	$315,057	100%

The construction and land development portfolio component has been identified by Management as a higher-risk loan category. The quality of the construction and land development category is highly dependent on property values both in terms of the likelihood of repayment once the property is transacted by the current owner as well as the level of collateral the Company has securing the loan in the event of default. Loans in this category are characterized by the speculative nature of commercial and residential development properties and can include property in various stages of development from raw land to finished lots. The decline in these loans as a percentage of the Company’s loan portfolio reflects management’s continued efforts, which began in 2009 to reduce its exposure to construction and land development loans due to the severe valuation decrease in the real estate market. At the beginning of 2009 construction and land development loans totaled $73.8 million representing 20.2% of the Company’s loan portfolio as compared to $14.7 million at September 30, 2013.

The Company’s real estate related loans, including real estate mortgage loans, real estate construction loans, consumer equity lines of credit, and agricultural loans secured by real estate comprised 77% and 78% of the total loan portfolio at September 30, 2013 and December 31, 2012, respectively. Moreover, the business activities of the Company currently are focused in the California counties of Plumas, Nevada, Placer, Lassen, Modoc, Shasta, Sierra and in Washoe County in Northern Nevada. Consequently, the results of operations and financial condition of the Company are dependent upon the general trends in these economies and, in particular, the residential and commercial real estate markets. In addition, the concentration of the Company’s operations in these areas of Northeastern California and Northwestern Nevada exposes it to greater risk than other banking companies with a wider geographic base in the event of catastrophes, such as earthquakes, fires and floods in these regions.

The rates of interest charged on variable rate loans are set at specific increments in relation to the Company’s lending rate or other indexes such as the published prime interest rate or U.S. Treasury rates and vary with changes in these indexes. At September 30, 2013 and December 31, 2012, approximately 74% and 73%, respectively of the Company’s loan portfolio was comprised of variable rate loans. While real estate mortgage, commercial and consumer lending remain the foundation of the Company’s historical loan mix, some changes in the mix have occurred due to the changing economic environment and the resulting change in demand for certain loan types. In addition, the Company remains committed to the agricultural industry in Northeastern California and will continue to pursue high quality agricultural loans. Agricultural loans include both commercial and commercial real estate loans. The Company’s agricultural loan balances totaled $34 million at September 30, 2013 and $35 million at December 31, 2012.

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

The Company, through the creation of MARC in 2009 developed and implemented an action plan to significantly reduce nonperforming loans. At the start of 2009 non-performing loans totaled $26.7 million compared to $6.0 million as of September 30, 2013. MARC consists of members of executive and credit administration management teams, and the activities of the committee are governed by a formal written charter. The MARC meets at least monthly and reports to the Board of Directors.

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

Formula allocations are calculated by applying loss factors to outstanding loans with similar characteristics. Loss factors are based on the Company’s historical loss experience as adjusted for changes in the business cycle and may be adjusted for significant factors that, in management’s judgment, affect the collectability of the portfolio as of the evaluation date. Effective for the third quarter of 2012, the Company modified its method of estimating the allowance for loan losses for non-impaired loans. This modification incorporated historical losses from the beginning of the latest business cycle (January of 2008). Previously we utilized historical loss experience based on a rolling eight quarters ending with the most recently completed calendar quarter. This modification had the effect of increasing the required allowance by approximately $250,000 for 2012 related to the expanded historical loss period. The Company believes that, given the recent trend in historical losses, it was prudent to increase the period examined and that a full business cycle was the appropriate period.

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

The following table provides certain information for the nine-month periods indicated with respect to the Company’s allowance for loan losses as well as charge-off and recovery activity, in thousands:

	For the Nine Months Ended September 30,
	2013	2012
Balance at January 1,	$5,686	$6,908

Charge-offs:
Commercial and agricultural	(389)	(1,141)
Real estate mortgage	(398)	(678)
Real estate construction	(735)	(1,524)
Auto and other	(207)	(152)

Total charge-offs	(1,729)	(3,495)

Recoveries:
Commercial and agricultural	62	53
Real estate mortgage	15	13
Real estate construction	—	54
Auto and other	71	94

Total recoveries	148	214

Net charge-offs	(1,581)	(3,281)

Provision for loan losses	1,200	1,900

Balance at September 30,	$5,305	$5,527

Annualized net charge-offs during the nine-month period to average loans	0.66%	1.46%
Allowance for loan losses to total loans	1.63%	1.85%
Allowance related to loans collectively evaluated for impairment to unimpaired loans	1.43%	1.58%
Allowance related to loans individually evaluated for impairment to impaired loans	7.81%	5.79%

The following table provides a breakdown of the allowance for loan losses at September 30, 2013 and 2012:

(in thousands)	Balance at End of Period	Percent of Loans in Each Category	Balance at End of Period	Percent of Loans in Each Category
	2013	2013	2012	2012
Commercial and agricultural	$887	19.8%	$971	22.0%
Real estate mortgage (includes equity lines)	3,013	65.8%	3,086	65.7%
Real estate construction	882	4.5%	1,086	5.5%
Auto and other	523	9.9%	384	6.8%

Total	$5,305	100%	$5,527	100%

The allowance for loan losses totaled $5.3 million at September 30, 2013 and $5.7 million at December 31, 2012. Specific reserves related to impaired loans decreased from $1.2 million at December 31, 2012 to $0.8 million at September 30, 2013. At least quarterly the Company evaluates each specific reserve and if it determines that the loss represented by the specific reserve is uncollectable it reverses the specific reserve and takes a partial charge-off in its place. General reserves totaled $4.5 million at September 30, 2013 and December 31, 2012. Related to the decrease in specific reserves and an increase in loan balances, the allowance for loan losses as a percentage of total loans decreased from 1.80% at December 31, 2012 to 1.63% at September 30, 2013. Related to an improvement in overall credit quality as evidenced by the decline in nonperforming loan balances and net charge-offs, the percentage of general reserves to unimpaired loans decreased from 1.52% at December 31, 2012 to 1.43% at September 30, 2013.

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

Loans restructured and in compliance with modified terms totaled $7.0 million and $9.3 million at September 30, 2013 and December 31, 2012, respectively. For additional information related to restructured loans see Note 5 of the Company’s Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q.

Nonperforming loans, which consist of nonaccrual loans plus loans 90 days past due and still accruing, at September 30, 2013 were $6.0 million, a decrease of $7.7 million from the $13.7 million balance at December 31, 2012. Of the $7.7 million decrease in nonperforming loans $3.0 million relates to one land development loan. During 2013 a $0.7 million charge-off was recorded on this loan while the remaining balance of $2.3 million was transferred to OREO. Nonaccrual loans decreased from $13.7 million at December 31, 2012 to $6.0 million at September 30, 2013. The reduction in nonaccrual loans mostly relates to loans transferred to OREO as detailed below and loan repayments including payments from the SBA related to $2.2 million in guaranteed portions of loans on nonaccrual at December 31 2012. Specific reserves on nonaccrual loans totaled $749 thousand at September 30, 2013 and $976 thousand at December 31, 2012, respectively. Performing loans past due thirty to eighty-nine days decreased by $1 million from $2.8 million at December 31, 2012 to $1.8 million at September 30, 2013.

A substandard loan is not adequately protected by the current sound worth and paying capacity of the borrower or the value of the collateral pledged, if any. Total substandard loans decreased by $9.4 million from $18.6 million at December 31, 2012 to $9.2 million at September 30, 2013. Loans classified as watch decreased from $6.7 million at December 31, 2012 to $5.4 million at September 30, 2013. At September 30, 2013, $4.5 million of performing loans were classified as substandard. Further deterioration in the credit quality of individual performing substandard loans or other adverse circumstances could result in the need to place these loans on nonperforming status.

At September 30, 2013 and December 31, 2012, the Company’s recorded investment in impaired loans totaled $10.3 million and $18.8 million, respectively. The specific allowance for loan losses related to impaired loans totaled $806 thousand and $1.2 million at September 30, 2013 and December 31, 2012, respectively. Additionally, $0.7 million has been charged off against the impaired loans at September 30, 2013 and $3.0 million at December 31 2012.

It is the policy of management to make additions to the allowance for loan losses so that it remains appropriate to absorb probable incurred losses in the loan portfolio. Management believes that the allowance at September 30, 2013 is appropriate. However, the determination of the amount of the allowance is judgmental and subject to economic conditions which cannot be predicted with certainty. Accordingly, the Company cannot predict whether charge-offs of loans in excess of the allowance may occur in future periods.

OREO represents real property taken by the Bank either through foreclosure or through a deed in lieu thereof from the borrower. Repossessed assets include vehicles and other commercial assets acquired under agreements with delinquent borrowers. Repossessed assets and OREO are originally carried at fair market value, less selling costs and subsequently adjusted for impairment, if any. OREO holdings represented twenty-three properties totaling $6.6 million at September 30, 2013 and forty properties totaling $5.3 million at December 31, 2012. Nonperforming assets as a percentage of total assets were 2.41% at September 30, 2013 and 3.98% at December 31, 2012.

The following table provides a summary of the change in the number and balance of OREO properties for the nine months ended September 30, 2013 and 2012, dollars in thousands:

	Nine Months Ended September 30,
	#	2013	#	2012
Beginning Balance	40	$5,295	43	$8,623
Additions	10	3,451	5	588
Dispositions	(27)	(1,739)	(7)	(3,342)
Provision from change in OREO valuation	—	(373)	—	(805)

Ending Balance	23	$6,634	41	$5,064

The provision for OREO losses relates to a decrease in value of three REO properties based on recent appraisals. During the nine months ended September 30, 2013, we sold twenty-seven properties and a portion of another property and added ten properties to our OREO portfolio of which one property carried a value of $2.3 million. During the nine months ended September 30, 2012, we sold seven properties and a portion of two other properties and added five properties to our OREO portfolio.

Investment Portfolio and Federal Funds Sold. Total investment securities increased by $6.2 million from $81.0 million as of December 31, 2012 to $87.2 million as of September 30, 2013.

Included in the $87.2 million at September 30, 2013 were $86.8 million in securities of U.S. Government-sponsored agencies and two municipal securities totaling $0.4 million. At December 31, 2012 the investment portfolio was invested entirely in U.S. Government-sponsored agencies. The Bank expects to increase its holdings of municipal securities gradually over the next twelve months. There were no Federal funds sold at September 30, 2013 and December 31, 2012; however, the Bank maintained interest earning balances at the Federal Reserve Bank (FRB) totaling $59.1 million at September 30, 2013 and $24.5 million at December 31, 2012, respectively. These balances currently earn 25 basis points.

The Company classifies its investment securities as available-for-sale or held-to-maturity. Currently all securities are classified as available-for-sale. Securities classified as available-for-sale may be sold to implement the Company’s asset/liability management strategies and in response to changes in interest rates, prepayment rates and similar factors.

Gross unrealized losses on investment securities at September 30, 2013 were $1.3 million. Management believes the unrealized losses primarily relate to changes in interest rates and other market conditions rather than deterioration in credit quality.

Deposits. During 2013 we have experienced strong core deposit growth and have benefited from the closing of two branches of a large national bank in our service area. Total deposits were $461.4 million as of September 30, 2013, up $49.8 million from the December 31, 2012 balance of $411.6 million. Non-interest bearing demand deposits increased by $23.8 million, interest bearing transaction accounts (NOW) increased by $2.9 million, savings accounts increased by $21.5 million and money market accounts increased by $8.1 million. Time deposits declined by $6.5 million. We attribute much of the reduction in time to the unusually low interest rate environment as we have seen a movement out of time into more liquid deposit types.

The Company continues to manage the mix of its deposits consistent with its identity as a community bank serving the financial needs of its customers. The following table shows the distribution of deposits by type at September 30, 2013 and December 31, 2012.

(in thousands)	Balance at End of Period	Percent of Deposits in Each Category	Balance at End of Period	Percent of Deposits in Each Category
	9/30/13	9/30/13	12/31/12	12/31/12
Non-interest bearing	$167,446	36.3%	$143,646	34.9%
NOW	86,311	18.7%	83,384	20.3%
Money Market	51,878	11.2%	43,751	10.6%
Savings	91,640	19.9%	70,205	17.1%
Time	64,079	13.9%	70,576	17.1%

Total Deposits	$461,354	100%	$411,562	100%

Deposits represent the Bank’s primary source of funds. Deposits are primarily core deposits in that they are demand, savings and time deposits generated from local businesses and individuals. These sources are considered to be relatively stable, long-term relationships thereby enhancing steady growth of the deposit base without major fluctuations in overall deposit balances. The Company experiences, to a small degree, some seasonality with the slower growth period between November through April, and the higher growth period from May through October. In order to assist in meeting any funding demands, the Company maintains a secured borrowing arrangement with the Federal Home Loan Bank of San Francisco. There were no brokered deposits at September 30, 2013 or December 31, 2012.

Short-term Borrowing Arrangements. The Company is a member of the FHLB and can borrow up to $101,291,000 from the FHLB secured by commercial and residential mortgage loans with carrying values totaling $192,548,000 at September 30, 2013. The Company is required to hold FHLB stock as a condition of membership. At September 30, 2013, the Company held $2,226,000 of FHLB stock which is recorded as a component of other assets. At this level of stock holdings, the Company can borrow up to $47,355,000. There were no borrowings outstanding as of September 30, 2013. To borrow the $101,291,000 in available credit, the Company would need to purchase $2,535,000 in additional FHLB stock. The Company also has an unsecured $6 million Federal Funds borrowing line with one of its correspondent banks.

Repurchase Agreements. In 2011 Plumas Bank introduced a new product for their larger business customers which use repurchase agreements as an alternative to interest-bearing deposits. The balance in this product at September 30, 2013 was $6.7 million a decrease of $0.7 million from the December 31, 2012 balance of $7.4 million. Interest paid on this product is similar to that which is paid on the Bank’s premium money market account; however, these are not deposits and are not FDIC insured.

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

Capital Resources

Shareholders’ equity decreased by $8.7 million from $41.9 million at December 31, 2012 to $33.2 million at September 30, 2013 mostly related to the repurchase of 8,816 shares of preferred stock and to a lesser extent the $1.1 million, net of tax, decrease in value of available-for-sale investment securities during the same period. There were 3,133 shares of preferred stock outstanding as of September 30, 2013 with an aggregate liquidation value of $3.2 million. This compares to 11,949 shares outstanding at December 31, 2012 with an aggregate liquidation value of $13.7 million.

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

On April 11, 2013, the Treasury announced its intent to sell its investment in the Bancorp’s Series A Preferred Stock along with similar investments the Treasury had made in 7 other financial institutions, principally to qualified institutional buyers. Using a modified Dutch auction methodology that establishes a market price by allowing investors to submit bids at specified increments during the period of April 15, 2013 through April 18, 2013, the U.S. Treasury auctioned all of the Bancorp’s 11,949 Series A Preferred Stock. The Bancorp sought and obtained regulatory permission to participate in the auction. The Bancorp successfully bid to repurchase 7,000 shares of the 11,949 outstanding shares. This repurchase resulted in a discount of $530 thousand or approximately 7% on the face value of the Series A Preferred Stock plus related outstanding dividends. The remaining 4,949 shares were purchased at auction by third party private investors. On June 27, 2013 the Bancorp repurchased 1,566 shares of the Series A Preferred Stock at $1,000 per share from certain of those third party private investors and on September 16, 2013 the Bancorp repurchased 250 shares at $985 per share from another one of the third party investors leaving 3,133 shares outstanding as of September 30, 2013. On May 22, 2013 the Bancorp repurchased the Warrant from the Treasury at a cost of $234,500.

Funds for the repurchase of the 8,816 shares of Series A Preferred Stock and the Warrant were provided through a combination of a $4.5 million dividend from the Bancorp’s subsidiary, Plumas Bank, and the issuance of the Subordinated Debenture.

On October 25, 2013, Plumas Bancorp repurchased the remaining 3,133 shares of the Series A Preferred Stock from a third party private investor. The Company paid $3,101,670 plus accrued dividends of $30,453. This represents a discount of 1% from the liquidation value of the Preferred Stock.

Funding for this purchase was provided from a promissory note dated October 24, 2013 payable to an unrelated commercial bank. The note bears interest at the U.S. “Prime Rate” + three-quarters percent per annum, has a term of 18 months and is secured by 100 shares of Plumas Bank stock representing the Company’s 100% ownership interest in Plumas Bank.

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

The following table presents the Company’s and the Bank’s capital ratios as of September 30, 2013 and December 31, 2012, in thousands:

	September 30, 2013		December 31, 2012
	Amount	Ratio	Amount	Ratio
Tier 1 Leverage Ratio
Plumas Bancorp and Subsidiary	$42,783	8.3%	$49,052	10.3%
Minimum regulatory requirement	20,497	4.0%	19,040	4.0%
Plumas Bank	49,602	9.7%	49,662	10.4%
Minimum requirement for “Well-Capitalized” institution under the prompt corrective action plan	25,596	5.0%	23,852	5.0%
Minimum regulatory requirement	20,477	4.0%	19,032	4.0%
Tier 1 Risk-Based Capital Ratio
Plumas Bancorp and Subsidiary	42,783	11.5%	49,052	13.9%
Minimum regulatory requirement	14,866	4.0%	14,143	4.0%
Plumas Bank	49,602	13.4%	49,662	14.1%
Minimum requirement for “Well-Capitalized” institution under the prompt corrective action plan	22,267	6.0%	21,200	6.0%
Minimum regulatory requirement	14,845	4.0%	14,133	4.0%
Total Risk-Based Capital Ratio
Plumas Bancorp and Subsidiary	54,693	14.7%	53,489	15.1%
Minimum regulatory requirement	29,732	8.0%	28,286	8.0%
Plumas Bank	54,251	14.6%	54,096	15.3%
Minimum requirement for “Well-Capitalized” institution under the prompt corrective action plan	37,112	10.0%	35,333	10.0%
Minimum regulatory requirement	29,689	8.0%	28,266	8.0%

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

Basel III Capital Rules. On July 2, 2013, the FRB approved the final rules implementing the Basel Committee on Banking Supervision’s capital guidelines for U.S. banks. Under the final rules, minimum requirements will increase for both the quantity and quality of capital held by the Company. The rules include a new common equity Tier 1 capital to risk-weighted assets ratio of 4.5% and a common equity Tier 1 capital conservation buffer of 2.5% of risk-weighted assets. The final rules also raise the minimum ratio of Tier 1 capital to risk-weighted assets from 4.0% to 6.0% and require a minimum leverage ratio of 4.0%. The final rules also implement strict eligibility criteria for regulatory capital instruments. On July 9, 2013, the FDIC also approved, as an interim final rule, the regulatory capital requirements for U.S. banks, following the actions of the FRB. The FDIC’s rule is identical in substance to the final rules issued by the FRB.

The phase-in period for the final rules will begin for the Company on January 1, 2015, with full compliance with all of the final rule’s requirements phased in over a multi-year schedule. Management believes that as of September 30, 2013, the Company’s capital levels would remain “well-capitalized” under the new rules.

Off-Balance Sheet Arrangements

Loan Commitments. In the normal course of business, there are various commitments outstanding to extend credits that are not reflected in the financial statements. Commitments to extend credit and letters of credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Annual review of commercial credit lines, letters of credit and ongoing monitoring of outstanding balances reduces the risk of loss associated with these commitments. As of September 30, 2013, the Company had $82.0 million in unfunded loan commitments and $70 thousand in letters of credit. This compares to $76.0 million in unfunded loan commitments and $110 thousand in letters of credit at December 31, 2012. Of the $82.0 million in unfunded loan commitments, $39.2 million and $42.8 million represented commitments to commercial and consumer customers, respectively. Of the total unfunded commitments at September 30, 2013, $37.5 million were secured by real estate, of which $11.2 million was secured by commercial real estate and $26.3 million was secured by residential real estate in the form of equity lines of credit. The commercial loan commitments not secured by real estate primarily represent business lines of credit, while the consumer loan commitments not secured by real estate primarily represent revolving credit card lines and overdraft protection lines. Since some of the commitments are expected to expire without being drawn upon the total commitment amounts do not necessarily represent future cash requirements.

Operating Leases. The Company leases one depository branch, one lending office and one loan administration office and two non branch automated teller machine locations. Total rental expenses under all operating leases totaled $137,000 and $140,000 during nine months ended September 30, 2013 and 2012, respectively. The expiration dates of the leases vary, with the first such lease expiring during 2013 and the last such lease expiring during 2015.

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

The Company is a member of the FHLB and can borrow up to $101,291,000 from the FHLB secured by commercial and residential mortgage loans with carrying values totaling $192,548,000 at September 30, 2013. See “Short-term Borrowing Arrangements” for additional information on our FHLB borrowing capacity. The Company also has an unsecured $6 million Federal Funds borrowing line with one of its correspondent banks.

Customer deposits are the Company’s primary source of funds. Total deposits were $461.4 million as of September 30, 2013, up $49.8 million from the December 31, 2012 balance of $411.6 million. Deposits are held in various forms with varying maturities. The Company’s securities portfolio, Federal funds sold, Federal Home Loan Bank advances, and cash and due from banks serve as the primary sources of liquidity, providing adequate funding for loans during periods of high loan demand. During periods of decreased lending, funds obtained from the maturing or sale of investments, loan payments, and new deposits are invested in short-term earning assets, such as cash held at the FRB, Federal funds sold and investment securities, to serve as a source of funding for future loan growth. Management believes that the Company’s available sources of funds, including borrowings, will provide adequate liquidity for its operations in the foreseeable future.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a smaller reporting company we are not required to provide the information required by this item.

ITEM 4. CONTROLS AND PROCEDURES

The Company’s Chief Executive Officer and Chief Financial Officer, based on their evaluation of the Company’s disclosure controls and procedures as of the end of the Company’s fiscal quarter ended September 30, 2013 (as defined in Exchange Act Rule 13a—15(e), have concluded that the Company’s disclosure controls and procedures are adequate and effective for purposes of Rule 13a—15(e) in timely alerting them to material information relating to the Company required to be included in the Company’s filings with the SEC under the Securities Exchange Act of 1934.

There were no changes in internal control over financial reporting during the fiscal quarter ended September 30, 2013 that have materially affected, or are reasonably likely to materially affect, the registrant’s internal control over financial reporting.

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

ITEM 2. UNREGISTERD SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a) None.

(b) None.

(c) None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

The following documents are included or incorporated by reference in this Quarterly Report on Form 10Q:

3.1	Articles of Incorporation as amended of Registrant included as exhibit 3.1 to the Registrant’s Form S-4, File No. 333-84534, which is incorporated by reference herein.

3.2	Bylaws of Registrant as amended on March 16, 2011 included as exhibit 3.2 to the Registrant’s Form 10-K for December 31, 2010, which is incorporated by this reference herein.

3.3	Amendment of the Articles of Incorporation of Registrant dated November 1, 2002, is included as exhibit 3.3 to the Registrant’s 10-Q for September 30, 2005, which is incorporated by this reference herein.

3.4	Amendment of the Articles of Incorporation of Registrant dated August 17, 2005, is included as exhibit 3.4 to the Registrant’s 10-Q for September 30, 2005, which is incorporated by this reference herein.

4	Specimen form of certificate for Plumas Bancorp included as exhibit 4 to the Registrant’s Form S-4, File No. 333-84534, which is incorporated by reference herein.

4.1	Certificate of Determination of Fixed Rate Cumulative Perpetual Preferred Stock, Series A, is included as exhibit 4.1 to Registrant’s 8-K filed on January 30, 2009, which is incorporated by this reference herein.

10.1	Executive Salary Continuation Agreement of Andrew J. Ryback dated December 17, 2008, is included as exhibit 10.1 to the Registrant’s 10-K for December 31, 2008, which is incorporated by this reference herein.

10.2	Split Dollar Agreement of Andrew J. Ryback dated August 23, 2005, is included as Exhibit 10.2 to the Registrant’s 8-K filed on October 17, 2005, which is incorporated by this reference herein.

10.3	Subordinated Debenture dated April 15, 2013, is included as Exhibit 10.3 to the Registrant’s 10-Q filed on May 10, 2013, which is incorporated by this reference herein.

10.4	Stock Purchase Warrant dated April 15, 2013, is included as Exhibit 10.4 to the Registrant’s 10-Q filed on May 10, 2013, which is incorporated by this reference herein.

10.5	Subordinated Debenture Purchase Agreement dated April 15, 2013, is included as Exhibit 10.5 to the Registrant’s 10-Q filed on May 10, 2013, which is incorporated by this reference herein.

10.6*	Promissory Note Dated October 24, 2013

10.8	Director Retirement Agreement of John Flournoy dated March 21, 2007, is included as Exhibit 10.8 to Registrant’s 10-Q for March 31, 2007, which is incorporated by this reference herein.

10.18	Amended and Restated Director Retirement Agreement of Daniel E. West dated May 10, 2000, is included as Exhibit 10.18 to the Registrant’s 10-QSB for June 30, 2002, which is incorporated by this reference herein.

10.19	Consulting Agreement of Daniel E. West dated May 10, 2000, is included as Exhibit 10.19 to the Registrant’s 10-QSB for June 30, 2002, which is incorporated by this reference herein.

10.21	Amended and Restated Director Retirement Agreement of Alvin G. Blickenstaff dated April 19, 2000, is included as Exhibit 10.21 to the Registrant’s 10-QSB for June 30, 2002, which is incorporated by this reference herein.

10.22	Consulting Agreement of Alvin G. Blickenstaff dated May 8, 2000, is included as Exhibit 10.22 to the Registrant’s 10-QSB for June 30, 2002, which is incorporated by this reference herein.

10.24	Amended and Restated Director Retirement Agreement of Gerald W. Fletcher dated May 10, 2000, is included as Exhibit 10.24 to the Registrant’s 10-QSB for June 30, 2002, which is incorporated by this reference herein.

10.25	Consulting Agreement of Gerald W. Fletcher dated May 10, 2000, is included as Exhibit 10.25 to the Registrant’s 10-QSB for June 30, 2002, which is incorporated by this reference herein.

10.27	Amended and Restated Director Retirement Agreement of Arthur C. Grohs dated May 9, 2000, is included as Exhibit 10.27 to the Registrant’s 10-QSB for June 30, 2002, which is incorporated by this reference herein.

10.28	Consulting Agreement of Arthur C. Grohs dated May 9, 2000, is included as Exhibit 10.28 to the Registrant’s 10-QSB for June 30, 2002, which is incorporated by this reference herein.

10.33	Amended and Restated Director Retirement Agreement of Terrance J. Reeson dated April 19, 2000, is included as Exhibit 10.33 to the Registrant’s 10-QSB for June 30, 2002, which is incorporated by this reference herein.

10.34	Consulting Agreement of Terrance J. Reeson dated May 10, 2000, is included as Exhibit 10.34 to the Registrant’s 10-QSB for June 30, 2002, which is incorporated by this reference herein.

10.35	Letter Agreement, dated January 30, 2009 by and between Plumas Bancorp, Inc. and the United States Department of the Treasury and Securities Purchase Agreement — Standard Terms attached thereto, is included as exhibit 10.1 to Registrant’s 8-K filed on January 30, 2009, which is incorporated by this reference herein.

10.36	Form of Senior Executive Officer letter agreement, is included as exhibit 10.2 to Registrant’s 8-K filed on January 30, 2009, which is incorporated by this reference herein.

10.37	Deferred Fee Agreement of Alvin Blickenstaff is included as Exhibit 10.37 to the Registrant’s 10-Q for March 31, 2009, which is incorporated by this reference herein.

10.41	Form of Indemnification Agreement (Plumas Bancorp) is included as Exhibit 10.41 to the Registrant’s 10-Q for March 31, 2009, which is incorporated by this reference herein.

10.42	Form of Indemnification Agreement (Plumas Bank) is included as Exhibit 10.42 to the Registrant’s 10-Q for March 31, 2009, which is incorporated by this reference herein.

10.43	Plumas Bank 401(k) Profit Sharing Plan as amended is included as exhibit 99.1 of the Form S-8 filed February 14, 2003, File No. 333-103229, which is incorporated by this reference herein.

10.46	1991 Stock Option Plan as amended is included as Exhibit 10.46 to the Registrant’s 10-Q for September 30, 2004, which is incorporated by this reference herein.

10.49	Amended and Restated Plumas Bancorp Stock Option Plan is included as Exhibit 10.49 to the Registrant’s 10-Q for September 30, 2006, which is incorporated by this reference herein.

10.50	Executive Salary Continuation Agreement of Rose Dembosz, is included as exhibit 10.50 to the Registrant’s 10-K for December 31, 2008, which is incorporated by this reference herein.

10.51	First Amendment to Split Dollar Agreement of Andrew J. Ryback, is included as exhibit 10.51 to the Registrant’s 10-K for December 31, 2008, which is incorporated by this reference herein.

10.64	First Amendment to the Plumas Bank Amended and Restated Director Retirement Agreement for Alvin Blickenstaff adopted on September 19, 2007, is included as Exhibit 10.64 to the Registrant’s 8-K filed on September 25, 2007, which is incorporated by this reference herein.

10.65	First Amendment to the Plumas Bank Amended and Restated Director Retirement Agreement for Arthur C. Grohs adopted on September 19, 2007, is included as Exhibit 10.65 to the Registrant’s 8-K filed on September 25, 2007, which is incorporated by this reference herein.

10.66	Director Retirement Agreement of Robert McClintock, is included as Exhibit 10.66 to the Registrant’s 10-K filed on March 23, 2012, which is incorporated by this reference herein.

10.67	First Amendment to the Plumas Bank Amended and Restated Director Retirement Agreement for Terrance J. Reeson adopted on September 19, 2007, is included as Exhibit 10.67 to the Registrant’s 8-K filed on September 25, 2007, which is incorporated by this reference herein.

10.69	First Amendment to the Plumas Bank Amended and Restated Director Retirement Agreement for Daniel E. West adopted on September 19, 2007, is included as Exhibit 10.69 to the Registrant’s 8-K filed on September 25, 2007, which is incorporated by this reference herein.

10.70	First Amendment to the Plumas Bank Amended and Restated Director Retirement Agreement for Gerald W. Fletcher adopted on October 9, 2007, is included as Exhibit 10.70 to the Registrant’s 10-Q for September 30, 2007, which is incorporated by this reference herein.

10.73	Written Agreement with Federal Reserve Bank of San Francisco effective July 28, 2011, is included as Exhibit 10.1 of the Registrant’s 8-K filed on July 29, 2011, which is incorporated by this reference herein.

11	Computation of per share earnings appears in the attached 10-Q under Plumas Bancorp and Subsidiary Notes to Condensed Consolidated Financial Statements as Footnote 7 – Earnings Per Share.

31.1*	Rule 13a-14(a) [Section 302] Certification of Principal Financial Officer dated November 7, 2013.

31.2*	Rule 13a-14(a) [Section 302] Certification of Principal Executive Officer dated November 7, 2013.

32.1*	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 dated November 7, 2013.

32.2*	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 dated November 7, 2013.

101.INS*	XBRL Instance Document.

101.SCH*	XBRL Taxonomy Schema.

101.CAL*	XBRL Taxonomy Calculation Linkbase.

101.DEF*	XBRL Taxonomy Definition Linkbase.

101.LAB*	XBRL Taxonomy Label Linkbase.

101.PRE*	XBRL Taxonomy Presentation Linkbase.

*	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PLUMAS BANCORP

(Registrant)

Date: November 7, 2013

/s/ Richard L. Belstock
Richard L. Belstock
Chief Financial Officer

/s/ Andrew J. Ryback
Andrew J. Ryback
President and Chief Executive Officer