Form 10-K
period 2013-12-31
PLUMAS BANCORP
filed 2014-03-20
CIK 1168455

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2013

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

Indicate by check mark if the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No

As of June 30, 2013 the aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant was approximately $26.3 million, based on the closing price reported to the Registrant on 6/28/13 of $6.20 per share.

Shares of Common Stock held by each officer and director have been excluded in that such persons may be deemed to be affiliates. This determination of the affiliate status is not necessarily a conclusive determination for other purposes.

The number of shares of Common Stock of the registrant outstanding as of March 17, 2014 was 4,788,339.

Documents Incorporated by Reference: Portions of the definitive proxy statement for the 2014 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission pursuant to SEC Regulation 14A are incorporated by reference in Part III, Items 10-14.

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

At December 31, 2013, the Company had consolidated assets of $516 million, deposits of $449 million, other liabilities of $36 million and shareholders’ equity of $31 million. The Company’s other liabilities include $10.3 million in junior subordinated deferrable interest debentures, $7.3 million in subordinated debentures and a $3.0 million note payable. These items are described in detail later in this section.

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

The Bank. The Bank is a California state-chartered bank that was incorporated in July 1980 and opened for business in December 1980. The Bank is not a member of the Federal Reserve System. The Bank’s Administrative Office is located at 35 South Lindan Avenue, Quincy, California. At December 31, 2013 the Bank had approximately $515 million in assets, $334 million in net loans and $450 million in deposits (including deposits of $0.6 million from the Bancorp). It is currently the largest independent bank headquartered in Plumas County. The Bank’s deposit accounts are insured by the Federal Deposit Insurance Corporation (the “FDIC”) up to maximum insurable amounts.

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

With a predominant focus on personal service, the Bank has positioned itself as a multi-community independent bank serving the financial needs of individuals and businesses within the Bank’s geographic footprint. Our principal retail lending services include consumer, automobile and home equity loans. Our principal commercial lending services include term real estate, commercial and industrial term loans. In addition, we provide government- guaranteed and agricultural loans as well as credit lines. We provide land development and construction loans on a limited basis.

The Bank’s Government-guaranteed lending center, headquartered in Auburn, California with additional personnel in Truckee, provides Small Business Administration and USDA Rural Development loans to qualified borrowers throughout Northern California and Northern Nevada. During 2007 the Bank was granted nationwide Preferred Lender status with the U.S. Small Business Administration and we expect government-guaranteed lending to continue to be an important part of our overall lending operation. During 2013 proceeds from the sale of government-guaranteed loans totaled $21.7 million and we generated a gain on sale of $1.4 million. In 2012 proceeds from the sale of government guaranteed loans totaled $20.1 million and we generated a gain on sale of $1.3 million.

The Agricultural Credit Centers located in Susanville and Alturas provide a complete line of credit services in support of the agricultural activities which are key to the continued economic development of the communities we serve. “Ag lending” clients include a full range of individual farming customers, small- to medium-sized business farming organizations and corporate farming units.

As of December 31, 2013, the principal areas to which we directed our lending activities, and the percentage of our total loan portfolio comprised by each, were as follows: (i) commercial real estate – 46.1%; (ii) commercial and industrial loans – 9.6%; (iii) consumer loans (including residential equity lines of credit) – 20.7%; (iv) agricultural loans (including agricultural real estate loans) – 9.1%; (v) residential real estate – 9.2%; and (vi) construction and land development – 5.3% .

In addition to the lending activities noted above, we offer a wide range of deposit products for the retail and commercial banking markets including checking, interest-bearing checking, business sweep, public funds sweep, savings, time deposit and retirement accounts, as well as remote deposit, telephone and mobile banking and internet banking with bill-pay options. Interest bearing deposits include high yield sweep accounts designed for our commercial customers and for public entities such as municipalities. In addition we offer a premium interest bearing checking account for our consumer customers. As of December 31, 2013, the Bank had 29,072 deposit accounts with balances totaling approximately $450 million, compared to 30,997 deposit accounts with balances totaling approximately $412 million at December 31, 2012. We attract deposits through our customer-oriented product mix, competitive pricing, convenient locations, extended hours, remote deposit operations and drive-up banking, all provided with a high level of customer service.

Most of our deposits are attracted from individuals, business-related sources and smaller municipal entities. This mix of deposit customers resulted in a relatively modest average deposit balance of approximately $15,460 at December 31, 2013. However, it makes us less vulnerable to adverse effects from the loss of depositors who may be seeking higher yields in other markets or who may otherwise draw down balances for cash needs.

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

Additionally, the Bank has devoted a substantial amount of time and capital to the improvement of existing Bank services, during 2009 we replaced our on-line banking service with a new state of the art product that greatly expands the features available to our customers. In addition we utilized this platform to add mobile banking services during the first quarter of 2010. During 2010 Plumas Bank began offering a new Green Account which promotes protecting the environment, reducing clutter and making life simpler for the customer through technological advancements such as eStatements, online banking, and debit card usage . In 2011, we introduced a new product for our larger business customers which use repurchase agreements as an alternative to interest-bearing deposits. The balance in this product at December 31, 2013 was $9.1 million. Interest paid on this product is similar to that which can be earned on the Bank’s premium money market account; however, these are not deposits and are not FDIC insured. During the first quarter of 2012 we replaced our ATMs with new state of the art machines that are capable of accepting check and cash deposits without a deposit envelope.

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

Capital Purchase Program - TARP - Preferred Stock and Stock Warrant. On January 30, 2009 the Company entered into a Letter Agreement (the “Purchase Agreement”) with the United States Department of the Treasury (“Treasury”), pursuant to which the Company issued and sold (i) 11,949 shares of the Company’s Fixed Rate Cumulative Perpetual Preferred Stock, Series A (the “Series A Preferred Stock”) and (ii) a warrant (the “Warrant”) to purchase 237,712 shares of the Company’s common stock, no par value (the “Common Stock”), for an aggregate purchase price of $11,949,000 in cash.

On April 11, 2013, the Treasury announced its intent to sell its investment in the Bancorp’s Series A Preferred Stock along with similar investments the Treasury had made in seven other financial institutions, principally to qualified institutional buyers. Using a modified Dutch auction methodology that establishes a market price by allowing investors to submit bids at specified increments during the period of April 15, 2013 through April 18, 2013, the U.S. Treasury auctioned all of the Bancorp’s 11,949 Series A Preferred Stock. The Bancorp sought and obtained regulatory permission to participate in the auction. The Bancorp successfully bid to repurchase 7,000 shares of the 11,949 outstanding shares. This repurchase resulted in a discount of approximately 7% on the face value of the Series A Preferred Stock plus related outstanding dividends. The remaining 4,949 shares were purchased at auction by third party private investors. On June 27, 2013 the Bancorp repurchased 1,566 shares of the Series A Preferred Stock at $1,000 per share from certain of those third party private investors and on September 16, 2013 the Bancorp repurchased 250 shares at $985 per share from another one of the third party investors leaving 3,133 shares outstanding as of September 30, 2013. On October 25, 2013, Plumas Bancorp repurchased the remaining 3,133 shares of the Series A Preferred Stock from a third party private investor for $3,101,670 plus accrued dividends of $30,453. This represents a discount of 1% from the liquidation value of the Preferred Stock. On May 22, 2013 the Bancorp repurchased the Warrant from the Treasury at a cost of $234,500.

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

Neither Trust I nor Trust II are consolidated into the Company’s consolidated financial statements and, accordingly, both entities are accounted for under the equity method and the junior subordinated debentures are reflected as debt on the consolidated balance sheet. At the request of the FRB, Plumas Bancorp deferred its regularly scheduled quarterly interest payments on its outstanding junior subordinated debentures relating to its two trust preferred securities. As of December 31, 2012 the amount of the arrearage on the payments on the subordinated debt associated with the trust preferred securities was $906,000 representing eleven quarterly payments. On March 15, 2013, with the approval of the FRB, the Company made all current and deferred interest payments on its trust preferred securities.

Subordinated Debentures. On April 15, 2013 the Bancorp issued $7.5 million in subordinated debentures (“subordinated debt”). The subordinated debt was issued to an unrelated third-party (“Lender”) pursuant to a subordinated debenture purchase agreement, subordinated debenture note, and stock purchase warrant. The subordinated debt agreement provides that in the event of default with respect to the subordinated debt, the Bancorp will be subject to certain restrictions on the payment of dividends and distributions to shareholders, repurchase or redemption of the Bancorp’s securities and payment on certain debts or guarantees. The subordinated debenture agreement also provides that in the event of default, Lender will have the right to appoint a director to the Bancorp’s board of directors and/or the Plumas Bank board in certain limited circumstances.

The subordinated debt bears an interest rate of 7.5% per annum, has a term of 8 years with no prepayment allowed during the first two years and was made in conjunction with an eight-year warrant (the “Lender Warrant”) to purchase up to 300,000 shares of the Bancorp’s common stock, no par value at an exercise price, subject to anti-dilution adjustments, of $5.25 per share. Under current capital guidelines the subordinated debt qualifies as Tier 2 capital subject to a 20% reduction per year beginning in 2017 and which accumulates by 20% per year through maturity in 2021. Interest expense related to the subordinated debt for the year ended December 31, 2013 totaled $541,000.

The Company allocated the proceeds received on April 15, 2013 between the subordinated debt and the Lender Warrant based on the estimated relative fair value of each. The fair value of the Warrant was estimated based on a Black-Scholes-Merton model and totaled $318,000. The discount recorded on the subordinated note will be amortized by the level-yield method over 2 years.

Proceeds from the Note and the subordinated debt were used to partially fund the repurchase of preferred stock.

Promissory Note. On October 24, 2013 the Bancorp issued a $3 million promissory note (the “Note”) payable to an unrelated commercial bank. The note bears interest at the U.S. “Prime Rate” plus three-quarters percent per annum, has a term of 18 months and is secured by 100 shares of Plumas Bank stock representing the Company’s 100% ownership interest in Plumas Bank. Interest expense related to this note for the year ended December 31, 2013 totaled $23,000.

Recent Developments. Effective February 8, 2012, the Bank entered into an informal agreement with the FDIC and the California Department of Financial Institutions (“DFI”) which, among other things, requested that the Bank maintain a Tier 1 Leverage Capital Ratio of 9% which is in excess of that required for well capitalized institutions and continue to reduce its level of classified asset balances that were outstanding as of September 30, 2011 to not more than 50% of Tier 1 Capital plus the allowance for loan losses. At December 31, 2012 this ratio was 32% and the Bank’s Tier 1 Leverage Capital Ratio was 10.4%. The FDIC and DFI terminated the informal agreement effective January 24, 2013.

On July 28, 2011 the Company entered into an agreement with the Federal Reserve Bank of San Francisco (the “FRB Agreement”). Under the terms of the FRB Agreement, Plumas Bancorp agreed to take certain actions that are designed to maintain its financial soundness so that it may continue to serve as a source of strength to the Bank. Among other things, the FRB Agreement required prior written approval related to the payment or taking of dividends and distributions, making any distributions of interest, principal or other sums on subordinated debentures or trust preferred securities, incurrence of debt, and the purchase or redemption of stock. In addition, the FRB Agreement required Plumas Bancorp to submit, within 60 days of the FRB Agreement, a written statement of Plumas Bancorp’s planned sources and uses of cash for debt service, operating expense and other purposes (“Cash Flow Statement”) for the remainder of 2011 and annually thereafter. The Company submitted the Cash Flow Statements within the required time frames. On April 19, 2013 the Company received notice that the FRB Agreement had been terminated.

Business Concentrations. No individual or single group of related customer accounts is considered material in relation to the Banks’ assets or deposits, or in relation to our overall business. However, at December 31, 2013 approximately 76% of the Bank’s total loan portfolio consisted of real estate-secured loans, including real estate mortgage loans, real estate construction loans, consumer equity lines of credit, and agricultural loans secured by real estate. Moreover, our business activities are currently focused in the California counties of Plumas, Nevada, Placer, Lassen, Modoc, Shasta and Sierra and Washoe County in Nevada. Consequently, our results of operations and financial condition are dependent upon the general trends in these economies and, in particular, the residential and commercial real estate markets. In addition, the concentration of our operations in these areas of California and Nevada exposes us to greater risk than other banking companies with a wider geographic base in the event of catastrophes, such as earthquakes, fires and floods in these regions in California and Nevada.

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

Currently, within the Bank’s branch service area there are 61 banking branch offices of competing institutions, including 28 branches of 8 major banks. As of June 30, 2013, the Federal Deposit Insurance Corporation (FDIC) estimated the Bank’s market share of insured deposits within the communities it serves to be as follows: Chester 66%, Quincy 57%, Alturas 66%, Fall River Mills 37%, Kings Beach 30%, Susanville 24%,Truckee 15%, Tahoe City 8%, Redding less than 1% and 100% in Greenville and Portola. Redding is the location of our most recently opened branch, which became operational in June 2007.

Technological innovations have also resulted in increased competition in financial services markets. Such innovation has, for example, made it possible for non-depository institutions to offer customers automated transfer payment services that previously were considered traditional banking products. In addition, many customers now expect a choice of delivery systems and channels, including home computer, mobile, remote deposit, telephone, ATMs, mail, full-service branches and/or in-store branches. The sources of competition in such products include traditional banks as well as savings associations, credit unions, brokerage firms, money market and other mutual funds, asset management groups, finance and insurance companies, internet-only financial intermediaries, and mortgage banking firms.

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

Employees. At December 31, 2013, the Company and its subsidiary employed 159 persons. On a full-time equivalent basis, we employed 137 persons. None of the Company’s employees are represented by a labor union, and management considers its relations with employees to be good.

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

Holding Company Regulation. We are a registered bank holding company under the Bank Holding Company Act, and are subject to the supervision of, and regulation by, the Board of Governors of the Federal Reserve System (the FRB.) As a bank holding company, we are examined by and file reports with the FRB. The FRB expects a bank holding company to serve as a source of financial and managerial strength to its subsidiary bank and, under appropriate circumstances, to commit resources to support the subsidiary bank.

Federal and State Bank Regulation. The Bank, as a state-chartered bank with deposits insured by the FDIC, is primarily subject to the supervision and regulation of the California Department of Business Oversight (DBO), the FDIC, and the Consumer Financial Protection Bureau (CFPB). These agencies may prohibit the Bank from engaging in what they believe constitute unsafe or unsound banking practices. The DBO regularly examines the Bank or participates in joint examinations with the FDIC.

The Community Reinvestment Act (CRA) requires that, in connection with examinations of financial institutions within its jurisdiction, the FDIC evaluate the record of the financial institutions in meeting the credit needs of their local communities, including low- and moderate-income neighborhoods, consistent with the safe and sound operation of those institutions. These factors are also considered in evaluating mergers, acquisitions and applications to open a branch or new facility. A less than “Satisfactory” rating would result in the suspension of any growth of the Bank through acquisitions or opening de novo branches until the rating is improved. As of the most recent CRA examination the Bank’s CRA rating was “Satisfactory.”

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

The FRB and the FDIC have adopted non-capital safety and soundness standards for institutions. These standards cover internal controls, information and internal audit systems, loan documentation, credit underwriting, interest rate exposure, asset growth, compensation, fees and benefits, and standards for asset quality, earnings and stock valuation. An institution that fails to meet these standards must develop a plan acceptable to the agency, specifying the steps that it will take to meet the standards. Failure to submit or implement such a plan may subject the institution to regulatory sanctions. We believe that the Bank is in compliance with these standards.

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

Within Risk Category I, the assessment system combines supervisory ratings with other risk measures to differentiate risk. For most institutions, the assessment system combines CAMELS component ratings with financial ratios to determine an institution’s assessment rate. The base assessment rates as of April 1, 2011 (which are still in effect as of December 31, 2013) are as follows (expressed in terms of cents per $100 in insured deposits):

Initial Base Assessment Rates
	Risk Category
	I*
Annual Rates (in basis points)	Minimum	Maximum	II	III	IV	Large & Highly Complex Institutions
	5	9	14	23	35	5-35

*	Initial base rates that were not the minimum or maximum rates will vary between these rates.

After applying all possible adjustments, minimum and maximum total base assessment rates for each Risk Category are as follows:

Total Base Assessment Rates*
	Risk Category I	Risk Category II	Risk Category III	Risk Category IV	Large & Highly Complex Institutions
Initial base assessment rate	5 –9	14	23	35	5-35
Unsecured debt adjustment**	-4.5 –0	-5 –0	-5 –0	-5 –0	-5 –0
Brokered deposit adjustment	N/A	0 –10	0 –10	0 –10	0 –10
Total base assessment rate	2.5 – 9	9 –24	18 –33	30 –45	2.5 –45

*	Total base assessment rates do not include the depository institution debt adjustment.
**	The unsecured debt adjustment cannot exceed the lesser of 5 basis points or 50% of an insured depository institution’s initial base assessment rate.

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

FICO Payments. The Bank also is required to make payments for the servicing of obligations of the Financing Corporation (“FICO”) issued in connection with the resolution of savings and loan associations, so long as such obligations remain outstanding. The FICO annual assessment rate as of first quarter 2013 was 0.64 cents per $100 of deposits and as of first quarter 2014 was 0.62 cents per $100 of deposits.

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

A bank that does not achieve and maintain the required capital levels may be issued a capital directive by the FRB and/or DBO to ensure the maintenance of required capital levels. As discussed above, the Company and the Bank are required to maintain certain levels of capital, as is the Bank. The regulatory capital guidelines as well as the actual capitalization for the Bank and Bancorp as of December 31, 2013 follow:

	Requirement for the Bank to be:
	Adequately Capitalized	Well Capitalized	Plumas Bank	Plumas Bancorp
Tier 1 leverage capital ratio	4.0%	5.0%	9.7%	7.8%
Tier 1 risk-based capital ratio	4.0%	6.0%	13.2%	10.7%
Total risk-based capital ratio	8.0%	10.0%	14.5%	13.8%

Management believes that the Company and the Bank met all of the above capital adequacy requirements as of December 31, 2013 and 2012.

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

New Capital Rules. On July 2, 2013, the FRB approved the final rules implementing the Basel Committee on Banking Supervision’s capital guidelines for U.S. banks. Under the final rules, minimum requirements will increase for both the quantity and quality of capital held by the Company. The rules include a new common equity Tier 1 capital to risk-weighted assets ratio of 4.5% and a common equity Tier 1 capital conservation buffer of 2.5% of risk-weighted assets. The final rules also raise the minimum ratio of Tier 1 capital to risk-weighted assets from 4.0% to 6.0% and require a minimum leverage ratio of 4.0%. The final rules also implement strict eligibility criteria for regulatory capital instruments. On July 9, 2013, the FDIC also approved, as an interim final rule, the regulatory capital requirements for U.S. banks, following the actions of the FRB. The FDIC’s rule is identical in substance to the final rules issued by the FRB.

The phase-in period for the final rules will begin for the Company on January 1, 2015, with full compliance with all of the final rule’s requirements phased in over a multi-year schedule. Management believes that as of December 31, 2013, the Company’s capital levels would remain “well-capitalized” under the new rules.

Effects of Government Monetary Policy. Our earnings and growth are affected not only by general economic conditions, but also by the fiscal and monetary policies of the federal government, particularly the FRB. The FRB implements national monetary policy for such purposes as curbing inflation and combating recession, through its open market operations in U.S. Government securities, control of the discount rate applicable to borrowings from the FRB, and establishment of reserve requirements against certain deposits. These activities influence growth of bank loans, investments and deposits, and also affect interest rates charged on loans or paid on deposits. The nature and impact of future changes in monetary policies and their impact on us cannot be predicted with certainty.

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

Finally, the Real Estate Settlement Procedures Act (RESPA) requires lenders to provide noncommercial borrowers with disclosures regarding the nature and cost of real estate settlements. Also, RESPA prohibits certain abusive practices, such as kickbacks, and places limitations on the amount of escrow accounts.

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

The Dodd-Frank Wall Street Reform and Consumer Protection Act (Dodd-Frank Act), signed into law in July, 2010, significantly changed the bank regulatory structure and affected the lending, investment, trading and operating activities of financial institutions and their holding companies. The Dodd-Frank Act created a new interagency council, the Financial System Oversight Council that is charged with identifying and monitoring the systemic risk to the U.S. economy posed by systemically significant, large financial companies, including bank holding companies and non-bank financial companies. The legislation also established a floor for capital of insured depository institutions and directed the federal banking regulators to implement new leverage and capital requirements within 18 months that take into account off-balance sheet activities and other risks, including risks relating to securitized products and derivatives.

The Dodd-Frank Act additionally created a new independent federal regulator to administer federal consumer protection laws. Among the provisions of the Dodd-Frank Act are the following:

Deposit Insurance

The Dodd-Frank Act permanently increased the maximum deposit insurance amount for banks, savings institutions and credit unions to $250,000 per depositor, retroactive to January 1, 2009. The Dodd-Frank Act also broadened the base for FDIC insurance assessments. Assessments are based on the average consolidated total assets less tangible equity capital of a financial institution. The Dodd-Frank Act requires the FDIC to increase the reserve ratio of the Deposit Insurance Fund from 1.15% to 1.35% of insured deposits by 2020 and eliminates the requirement that the FDIC pay dividends to insured depository institutions when the reserve ratio exceeds certain thresholds. The Dodd-Frank Act eliminated the federal statutory prohibition against the payment of interest on business checking accounts.

Interstate Branching

The Dodd-Frank Act authorized national and state banks to establish branches in other states to the same extent as a bank chartered by that state would be permitted to branch. Previously, banks could only establish branches in other states if the host state expressly permitted out-of-state banks to establish branches in that state. Accordingly, banks will be able to enter new markets more freely.

Limits on Derivatives

The Dodd-Frank Act prohibits state-chartered banks from engaging in derivatives transactions unless the loans to one borrower limits of the state in which the bank is chartered take into consideration credit exposure to derivatives transactions. For this purpose, derivative transactions include any contract, agreement, swap, warrant, note or option that is based in whole or in part on the value of, any interest in, or any quantitative measure or the occurrence of any event relating to, one or more commodities securities, currencies, interest or other rates, indices or other assets.

Transactions with Affiliates and Insiders

The Dodd-Frank Act expanded the definition of “affiliate” for purposes of quantitative and qualitative limitations of Section 23A of the Federal Reserve Act to include mutual funds advised by a depository institution or its affiliates. The Dodd-Frank Act applies Section 23A and Section 22(h) of the Federal Reserve Act (governing transactions with insiders) to derivative transactions, repurchase agreements and securities lending and borrowing transactions that create credit exposure to an affiliate or an insider. Any such transactions with affiliates must be fully secured. The Dodd-Frank Act also prohibits an insured depository institution from purchasing an asset from or selling an asset to an insider unless the transaction is on market terms and, if representing more than 10% of capital, is approved in advance by disinterested directors.

Debit Card Interchange Fees

The Dodd-Frank Act requires that the amount of any interchange fee charged by a debit card issuer with respect to a debit card transaction must be reasonable and proportional to the cost incurred by the issuer. The FRB has established standards for reasonable and proportional fees which take into account the costs of preventing fraud. The restrictions on interchange fees, however, do not apply to banks that, together with their affiliates, have assets of less than $10 billion, such as the Bank.

Consumer Financial Protection Bureau

The Dodd-Frank Act created a new, independent federal agency called the Consumer Financial Protection Bureau (“CFPB”), which is granted broad rulemaking, supervisory and enforcement powers under various federal consumer financial protection laws, including the Equal Credit Opportunity Act, Truth in Lending Act, Real Estate Settlement Procedures Act, Fair Credit Reporting Act, Fair Debt Collection Act, the Consumer Financial Privacy provisions of the Gramm-Leach-Bliley Act and certain other statutes. The CFPB has examination and primary enforcement authority with respect to depository institutions with $10 billion or more in assets. Smaller institutions will be subject to rules promulgated by the CFPB but will continue to be examined and supervised by federal banking regulators for consumer compliance purposes. The CFPB has authority to prevent unfair, deceptive or abusive practices in connection with the offering of consumer financial products. The Dodd-Frank Act authorizes the CFPB to establish certain minimum standards for the origination of residential mortgages including a determination of the borrower’s ability to repay. In addition, the Dodd-Frank Act allows borrowers to raise certain defenses to foreclosure if they receive any loan other than a “qualified mortgage” as defined by the CFPB. The Dodd-Frank Act permits states to adopt consumer protection laws and standards that are more stringent than those adopted at the federal level and, in certain circumstances, permits state attorneys general to enforce compliance with both the state and federal laws and regulations.

The Electronic Funds Transfer Act (EFTA) provides a basic framework for establishing the rights, liabilities, and responsibilities of consumers who use electronic funds transfer (EFT) systems. The EFTA is implemented by the Federal Reserve’s Regulation E, which governs transfers initiated through ATMs, point-of-sale terminals, payroll cards, automated clearinghouse (ACH) transactions, telephone bill-payment plans, or remote banking services. Regulation E was amended in January 2010 to require consumers to opt in (affirmatively consent) to participation in the Bank’s overdraft service program for ATM and one-time debit card transactions before overdraft fees may be assessed on the consumer’s account. Notice of the opt-in right must be provided to all existing and new customers who are consumers, and the customer’s affirmative consent must be obtained, before charges may be assessed on the consumer’s account for paying such overdrafts.

The rule provides bank customers with an ongoing right to revoke consent to participation in an overdraft service program for ATM and one-time debit card transactions, as opposed to being automatically enrolled in such a program. The rule also prohibits banks from conditioning the payment of overdrafts for checks, ACH transactions, or other types of transactions that overdraw the consumer’s account on the consumer’s opting into an overdraft service for ATM and one-time debit card transactions. For customers who do not affirmatively consent to overdraft service for ATM and one-time debit card transactions, a bank must provide those customers with the same account terms, conditions, and features that it provides to consumers who do affirmatively consent, except for the overdraft service for ATM and one-time debit card transactions.

On June 21, 2010, the federal banking agencies issued final guidance on incentive compensation which applies to all banks. Except for the largest banking organizations, enforcement of this guidance is handled through the supervisors’ regular risk-focused examination process. The employees covered by the final guidance are senior executives and others who are responsible for oversight of the organization’s firm-wide activities or material business lines; individual employees, including non-executive employees, whose activities may expose the organization to material amounts of risk; and groups of employees who are subject to the same or similar incentive compensation arrangements and who, in the aggregate, may expose the organization to material amounts of risk, even if no individual employee is likely to expose the organization to material risk. The guidance provides for three principles for safe and sound incentive compensation arrangements:

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

In May 2009 the Helping Families Save Their Homes Act of 2009 was enacted to help consumers avoid mortgage foreclosures on their homes through certain loss mitigation actions including special forbearance, loan modification, pre-foreclosure sale, deed in lieu of foreclosure, support for borrower housing counseling, subordinate lien resolution, and borrower relocation. This law permits the Secretary of Housing and Urban Development (HUD), for mortgages either in default or facing imminent default, to: (1) authorize the modification of such mortgages; and (2) establish a program for payment of a partial claim to a mortgagee who agrees to apply the claim amount to payment of a mortgage on a 1- to 4-family residence. In implementing the law, the Secretary of HUD is authorized to (1) provide compensation to the mortgagee for lost income on monthly mortgage payments due to interest rate reduction; (2) reimburse the mortgagee from a guaranty fund in connection with activities that the mortgagee is required to undertake concerning repayment by the mortgagor of the amount owed to HUD; (3) make payments to the mortgagee on behalf of the borrower, under terms defined by HUD; and (4) make mortgage modification with terms extended up to 40 years from the modification date. The new law also authorizes the Secretary of HUD to: (1) reassign the mortgage to the mortgagee; (2) act as a Government National Mortgage Association (GNMA, or Ginnie Mae) issuer, or contract with an entity for such purpose, in order to pool the mortgage into a Ginnie Mae security; or (3) resell the mortgage in accordance with any program established for purchase by the federal government of insured mortgages. The law also amended the Foreclosure Prevention Act of 2008, with respect to emergency assistance for the redevelopment of abandoned and foreclosed homes (neighborhood stabilization), to authorize each state that has received certain minimum allocations and has fulfilled certain requirements, to distribute any remaining amounts to areas with homeowners at risk of foreclosure or in foreclosure without regard to the percentage of home foreclosures in such areas.

Also in May 2009, the Credit Card Act of 2009 was enacted to help consumers and ban certain practices of credit card issuers. This law allows interest rate hikes on existing balances only under limited conditions, such as when a promotional rate ends, there is a variable rate or if the cardholder makes a late payment. Interest rates on new transactions can increase only after the first year. Significant changes in terms on accounts cannot occur without 45 days’ advance notice of the change. The law bans raising interest rates on customers based on their payment records with other unrelated credit issuers (such as utility companies and other creditors) for existing credit card balances, though card issuers would still be allowed to use universal default on future credit card balances if they give at least 45 days’ advance notice of the change. The law allows consumers to opt out of certain significant changes in terms on their accounts. Opting out means cardholders agree to close their accounts and pay off the balance under the old terms. They have at least five years to pay the balance. Credit card issuers will be banned from issuing credit cards to anyone under 21, unless they have adult co-signers on the accounts or can show proof they have enough income to repay the card debt.

The law requires card issuers to give card account holders “a reasonable amount of time” to make payments on monthly bills. That means payments would be due at least 21 days after they are mailed or delivered. Credit card issuers would no longer be able to set early morning or other arbitrary deadlines for payments. When consumers have accounts that carry different interest rates for different types of purchases payments in excess of the minimum amount due must go to balances with higher interest rates first. Consumers must “opt in” to over-limit fees. Those who opt out would have their transactions rejected if they exceed their credit limits, thus avoiding over-limit fees. Fees charged for going over the limit must be reasonable. Finance charges on outstanding credit card balances would be computed based on purchases made in the current cycle rather than going back to the previous billing cycle to calculate interest charges. Fees on credit cards cannot exceed 25 percent of the available credit limit in the first year of the card.

On February 17, 2009, the American Recovery and Reinvestment Act of 2009 (ARRA) was enacted to provide stimulus to the struggling US economy. ARRA authorizes spending of $787 billion, including about $288 billion for tax relief, $144 billion for state and local relief aid, and $111 billion for infrastructure and science. In addition, ARRA includes additional executive compensation restrictions for recipients of funds from the US Treasury under the Troubled Assets Relief Program of the Emergency Economic Stimulus Act of 2008 (EESA).

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

ARRA also provides $730 million to the SBA and makes changes to the agency’s lending and investment programs so that they can reach more small businesses that need help. The funding includes:

•	$375 million for temporarily eliminating fees on SBA-backed loans and raising SBA’s guarantee percentage on some loans to 90 percent.

•	$255 million for a new loan program to help small businesses meet existing debt payments.

•	$30 million for expanding SBA’s Microloan program, enough to finance up to $50 million in new lending and $24 million in technical assistance grants to microlenders.

On January 1, 2012, SB 664 (Committee on Banking and Financial Institutions, Chapter 243, Statutes of 2011) became operative. While some substantive changes were included in this legislation due to the passage of the Dodd-Frank federal legislation and some technical corrections that resulted from earlier amendments to the Code, the majority of the work involved in SB 664 was to reorder the section numbering in the Code. Among other things, the law requires a bank that establishes a branch office in this state in accordance with the National Bank Act, as amended by the Dodd-Frank Act to provide a specified notice to the Commissioner of DBO within 10 days of the establishment, relocation, or redesignation of offices.

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

The enactment of AB1160 in 2009, requires a supervised financial institution in California that negotiates primarily in any of a number of specified languages in the course of entering into a contract or agreement for a loan or extension of credit secured by residential real property, to deliver, prior to the execution of the contract or agreement, and no later than 3 business days after receiving the written application, a specified form in that language summarizing the terms of the contract or agreement; provides for administrative penalties for violations; and requires the California Department of Corporations and the DBO to create a form for providing translations and make it available in Spanish, Chinese, Tagalog, Vietnamese and Korean.

The enactment of AB 1291 in 2009 made changes to the California Unclaimed Property Law including (among other things): allowing electronic notification to customers who have consented to electronic notice; requiring that notices contain certain information and allow the holder to provide electronic means to enable the owner to contact the holder in lieu of returning the prescribed form to declare the owner’s intent; authorizing the holder to give additional notices; and requiring, beginning January 1, 2011, a banking or financial organization to provide a written notice regarding escheat at the time a new account or safe deposit box is opened.

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

A mortgage loan servicer who has implemented a comprehensive loan modification program may file an application for exemption from the provisions of Civil Code Section 2923.52. Approval of this application provides the mortgage loan servicer an exemption from the additional 90-day period before filing the Notice of Sale when foreclosing on real property covered by the law.

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

Not applicable.

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

Total rental expenses under all leases, including premises, totaled $154,000, $153,000 and $150,000, in 2013, 2012 and 2011 respectively. The expiration dates of the leases vary, with the first such lease expiring during 2015 and the last such lease expiring during 2016.

Future minimum lease payments in thousands of dollars are as follows:

Year Ending December 31,
2014	$159,000
2015	128,000
2016	83,000

$370,000

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

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCK— HOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

The Company’s common stock is quoted on the NASDAQ Capital Market under the ticker symbol “PLBC”. As of December 31, 2013, there were 4,787,739 shares of the Company’s stock outstanding held by approximately 1,500 shareholders of record as of the same date. The following table shows the high and low sales prices for the common stock, for each quarter as reported by Yahoo Finance.

Quarter	Common Dividends	High	Low
4th Quarter 2013	—	$6.74	$6.00
3rd Quarter 2013	—	$6.99	$5.72
2nd Quarter 2013	—	$8.00	$4.36
1st Quarter 2013	—	$5.96	$3.24
4th Quarter 2012	—	$4.37	$3.00
3rd Quarter 2012	—	$3.94	$2.59
2nd Quarter 2012	—	$4.18	$2.67
1st Quarter 2012	—	$4.22	$1.84

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

It is the policy of the Company to periodically distribute excess retained earnings to the shareholders through the payment of cash dividends. Such dividends help promote shareholder value and capital adequacy by enhancing the marketability of the Company’s stock. All authority to provide a return to the shareholders in the form of a cash or stock dividend or split rests with the Board of Directors (the “Board). The Board will periodically, but on no regular schedule and in accordance with regulatory restrictions, if any, review the appropriateness of a cash dividend payment. No common cash dividends were paid in 2013 or 2012 and none are anticipated to be paid in 2014.

The Company is subject to various restrictions on the payment of dividends. See Note 13 “Shareholders’ Equity – Dividend Restrictions” of the Company’s Consolidated Financial Statements in Item 8 – Financial Statements and Supplementary Data of this Annual Report on Form 10K.

Securities Authorized for Issuance under Equity Compensation Plans. The following table sets forth securities authorized for issuance under equity compensation plans as of December 31, 2013.

Plan Category	Number of securities to be issued upon exercise of outstanding options	Weighted-average exercise price of outstanding options	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	365,059	$8.53	500,000
Equity compensation plans not approved by security holders	None	Not Applicable	None

Total	365,059	$8.53	500,000

For additional information related to the above plans see Note 13 of the Company’s Consolidated Financial Statements in Item 8 – Financial Statements and Supplementary Data of this Annual Report on Form 10K.

Issuer Purchases of Equity Securities. There were no purchases of Plumas Bancorp common stock by the Company during 2013.

ITEM 6.	SELECTED FINANCIAL DATA

The following table presents a summary of selected financial data and should be read in conjunction with the Company’s consolidated financial statements and notes thereto included under Item 8 – Financial Statements and Supplementary Data.

	At or for the year ended December 31,
	2013	2012	2011	2010	2009
	(dollars in thousands except per share information)
Statement of Operations
Interest income	$19,460	$18,425	$18,668	$20,680	$22,836
Interest expense	1,534	1,274	1,848	3,147	3,655

Net interest income	17,926	17,151	16,820	17,533	19,181
Provision for loan losses	1,400	2,350	3,500	5,500	14,500
Noninterest income	6,642	6,596	7,162	8,468	5,664
Noninterest expense	17,570	18,377	19,246	19,141	26,266
Provision for (benefit from) income taxes	2,167	1,070	295	389	(6,775)

Net income (loss)	$3,431	$1,950	$941	$971	$(9,146)

Discount on redemption of Preferred Stock	565	—	—	—	—
Preferred Stock dividends and discount accretion	347	684	684	684	628

Net income (loss) available to common shareholders	$3,649	$1,266	$257	$287	$(9,774)

Balance sheet (end of period)
Total assets	$515,725	$477,802	$455,349	$484,480	$528,117
Total loans	$338,551	$315,057	$293,865	$314,200	$332,678
Allowance for loan losses	$5,517	$5,686	$6,908	$7,324	$9,568
Total deposits	$449,439	$411,562	$391,140	$424,887	$433,255
Total common equity	$30,593	$29,995	$27,865	$26,306	$26,636
Total shareholders’ equity	$30,593	$41,850	$39,634	$37,988	$38,231
Balance sheet (period average)
Total assets	$497,711	$464,609	$467,354	$500,082	$490,000
Total loans	$321,210	$301,799	$302,841	$323,906	$354,482
Total deposits	$432,284	$401,110	$407,982	$430,777	$403,896
Total shareholders’ equity	$36,032	$41,023	$39,244	$38,941	$43,839
Capital ratios
Leverage ratio	7.8%	10.3%	9.8%	8.9%	7.9%
Tier 1 risk-based capital	10.7%	13.9%	13.7%	12.7%	10.4%
Total risk-based capital	13.8%	15.1%	15.0%	13.9%	11.6%
Asset quality ratios
Nonperforming loans/total loans	1.64%	4.35%	5.73%	8.07%	4.30%
Nonperforming assets/total assets	2.33%	3.98%	5.60%	7.07%	4.84%
Allowance for loan losses/total loans	1.63%	1.80%	2.35%	2.33%	2.88%
Net loan charge-offs	$1,569	$3,572	$3,916	$7,744	$12,156
Performance ratios
Return (loss) on average assets	0.69%	0.42%	0.20%	0.19%	(1.87)%
Return (loss) on average common equity	12.0%	4.3%	0.9%	1.1%	(29.5)%
Return (loss) on average equity	9.5%	4.8%	2.4%	2.5%	(20.9)%
Net interest margin	4.03%	4.18%	4.08%	4.24%	4.52%
Loans to deposits	75.3%	76.6%	75.1%	73.9%	76.8%
Efficiency ratio	71.5%	77.4%	80.3%	73.6%	105.7%
Per share information
Basic earnings (loss)	$0.76	$0.26	$0.05	$0.06	$(2.05)
Diluted earnings (loss)	$0.75	$0.26	$0.05	$0.06	$(2.05)
Common cash dividends	$0.00	$0.00	$0.00	$0.00	$0.00
Book value per common share	$6.39	$6.28	$5.83	$5.51	$5.58
Common shares outstanding at period end	4,787,739	4,776,339	4,776,339	4,776,339	4,776,339

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

The following discussion is designed to provide a better understanding of significant trends related to the Company’s financial condition, results of operations, liquidity and capital. It pertains to the Company’s financial condition, changes in financial condition and results of operations as of December 31, 2013 and 2012 and for each of the three years in the period ended December 31, 2013. The discussion should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto and the other financial information appearing elsewhere herein.

Overview

The Company recorded net income of $3.43 million for the year ended December 31, 2013, a 76% increase over net income of $1.95 million during the year ended December 31, 2012. Pretax income increased by $2.6 million, or 85%, from $3.0 million in 2012 to $5.6 million during the year ended December 31, 2013.

Net interest income increased by $775 thousand from $17.2 million during 2012 to $17.9 million for the year ended December 31, 2013. This increase in net interest income resulted from an increase in interest income of $1.0 million partially offset by an increase in interest expense of $260 thousand. Interest on loans increased by $747 thousand and interest on investment securities increased by $270 thousand. A decrease of $247 thousand in interest expense on deposits was offset by an increase in interest expense on borrowings of $507 thousand. The provision for loan losses declined by $950 thousand from $2.35 million during 2012 to $1.40 million during 2013 resulting in an increase in net interest income after provision for loan losses of $1.7 million.

During the year ended December 31, 2013 non-interest income totaled $6.6 million an increase of $46 thousand from the year ended December 31, 2012. A decrease of $403 thousand in gain on sale of securities was offset by increases in core non-interest income including $295 thousand in service charges on deposit accounts, $75 thousand in gain on sale of loans and $108 thousand in loan servicing income.

We continue to achieve savings in non-interest expense resulting in a reduction in non-interest expense of $807 thousand from $18.4 million during the twelve months ended December 31, 2012 to $17.6 million during 2013. Reductions of $239 thousand in salary and benefits expense, $149 thousand in occupancy and equipment, $44 thousand in professional fees, $421 thousand in the provision for changes in OREO, $178 thousand in FDIC insurance, $187 thousand in loss on sale of OREO and $53 thousand in postage were partially offset by increases in other expenses the largest of which were outside service fees of $352 thousand and costs associated with OREO properties of $123 thousand. OREO represents real property acquired by the Bank either through foreclosure or through a deed in lieu thereof from the borrower.

The provision for income taxes increased from $1.1 million in 2012 to $2.2 million during the year ended December 31, 2013.

Net income allocable to common shareholders increased by $2.38 million from $1.27 million during the year ended December 31, 2012 to $3.65 million during 2013. Income allocable to common shareholders is calculated by adding discount on redemption of preferred stock and subtracting dividends and discount amortized on preferred stock from net income. During 2013 the Company redeemed all of its outstanding preferred stock, recording a $565 discount on redemption. Related to this redemption, dividends and discount amortized on the preferred stock declined by $337 thousand from $684 thousand during 2012 to $347 thousand during the year ended December 31, 2013.

Total assets at December 31, 2013 were $516 million, an increase of $37.9 million from $478 million at December 31, 2012. Increases included $5.2 million in cash, $9.4 million in investments, $24.1 million in net loans and $1.1 million in OREO.

Total deposits increased by $37.9 million from $411 million at December 31, 2012 to $449 million at December 31, 2013. Core deposit growth remained strong in 2013 as evidenced by increases of $19.2 million in demand deposits and $27.3 million in savings and money market accounts. Time deposits declined by $7.9 million, much of which we attribute to migration into other types of deposits given the low rates and lack of liquidity associated with time deposits. Interest-bearing transaction accounts (NOW) declined by $0.7 million.

Shareholders’ equity decreased by $11.2 million from $41.8 million at December 31, 2012 to $30.6 million at December 31, 2013. This decrease resulted from the redemption of the preferred stock, payment of preferred stock dividends and an increase in other comprehensive loss. These items were partially offset by earnings during the year, a $565 discount on redemption of the preferred stock and an increase in common stock totaling $156 thousand.

The return on average assets was 0.69% for 2013, up from 0.42% for 2012. The return on average common equity was 12.0% for 2013, up from 4.3% for 2012.

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

	Year ended December 31,
	2013			2012			2011
	Average balance	Interest income/ expense	Rates earned/ paid	Average balance	Interest income/ expense	Rates earned/ paid	Average balance	Interest income/ expense	Rates earned/ paid
	(dollars in thousands)
Assets
Interest bearing deposits	$41,262	$124	0.30%	$38,783	$106	0.27%	$49,628	$124	0.25%
Investment securities(1)	82,820	1,162	1.40	69,664	892	1.28	59,439	1,144	1.92
Total loans (2)(3)	321,210	18,174	5.66	301,799	17,427	5.77	302,841	17,400	5.75

Total earning assets	445,292	19,460	4.37%	410,246	18,425	4.49%	411,908	18,668	4.53%

Cash and due from banks	14,572			14,560			13,204
Other assets	37,847			39,803			42,242

Total assets	$497,711			$464,609			$467,354

Liabilities and shareholders’ equity
Interest bearing demand deposits	$83,966	90	0.11%	$82,648	111	0.13%	$93,925	187	0.20%
Money market deposits	48,730	82	0.17	42,957	91	0.21	40,050	115	0.29
Savings deposits	84,475	147	0.17	68,755	132	0.19	58,996	106	0.18
Time deposits	66,046	281	0.43	76,138	513	0.67	96,961	1,061	1.09
Note Payable	567	23	4.06	—	—	—	—	—	—
Subordinated debentures	5,185	541	10.43	—	—	—	—	—	—
Junior subordinated debentures	10,310	313	3.04	10,310	344	3.34	10,310	326	3.16
Other	7,298	57	0.78	6,003	83	1.38	3,188	53	1.66

Total interest bearing liabilities	306,577	1,534	0.50%	286,811	1,274	0.44%	303,430	1,848	0.61%

Noninterest bearing demand deposits	149,067			130,612			118,050
Other liabilities	6,035			6,163			6,630
Shareholders’ equity	36,032			41,023			39,244

Total liabilities and shareholders’ equity	$497,711			$464,609			$467,354

Net interest income		$17,926			$17,151			$16,820

Net interest spread (4)			3.87%			4.05%			3.92%
Net interest margin (5)			4.03%			4.18%			4.08%

(1)	Interest income is reflected on an actual basis and is not computed on a tax-equivalent basis.
(2)	Average nonaccrual loan balances of $9.3 million for 2013, $14.6 million for 2012 and $20.2 million for 2011 are included in average loan balances for computational purposes.
(3)	Loan origination fees and costs are included in interest income as adjustments of the loan yields over the life of the loan using the interest method. Loan interest income includes net loan (costs) fees of $(371,000), $(75,000) and $49,000 for 2013, 2012 and 2011, respectively.
(4)	Net interest spread represents the average yield earned on interest-earning assets less the average rate paid on interest-bearing liabilities.
(5)	Net interest margin is computed by dividing net interest income by total average earning assets.

The following table sets forth changes in interest income and interest expense, for the years indicated and the amount of change attributable to variances in volume, rates and the combination of volume and rates based on the relative changes of volume and rates:

	2013 compared to 2012 Increase (decrease) due to change in:				2012 compared to 2011 Increase (decrease) due to change in:
	Average	Average			Average	Average
	Volume(1)	Rate(2)	Mix(3)	Total	Volume(1)	Rate(2)	Mix(3)	Total
	(dollars in thousands)
Interest-earning assets:
Interest bearing deposits	$6	$11	$1	$18	$(27)	$12	$(3)	$(18)
Investment securities	169	85	16	270	197	(383)	(66)	(252)
Loans	1,121	(351)	(23)	747	(60)	87	—	27

Total interest income	1,296	(255)	(6)	1,035	110	(284)	(69)	(243)

Interest-bearing liabilities:
Interest bearing demand deposits	2	(22)	(1)	(21)	(22)	(61)	7	(76)
Money market deposits	12	(19)	(2)	(9)	8	(30)	(2)	(24)
Savings deposits	30	(12)	(3)	15	18	7	1	26
Time deposits	(68)	(189)	25	(232)	(227)	(407)	86	(548)
Note payable	—	—	23	23	—	18	—	18
Subordinated debentures	—	—	541	541	—	—	—	—
Junior subordinated debentures	—	(31)	—	(31)	—	18	—	18
Other borrowings	18	(36)	(8)	(26)	47	(9)	(8)	30

Total interest expense	(6)	(309)	575	260	(176)	(482)	84	(574)

Net interest income	$1,302	$54	$(581)	$775	$286	$198	$(153)	$331

(1)	The volume change in net interest income represents the change in average balance multiplied by the previous year’s rate.
(2)	The rate change in net interest income represents the change in rate multiplied by the previous year’s average balance.
(3)	The mix change in net interest income represents the change in average balance multiplied by the change in rate.

2013 compared to 2012. Net interest income is the difference between interest income and interest expense. Net interest income, on a nontax-equivalent basis, was $17.9 million for the year ended December 31, 2013, up $775 thousand, or 4.5%, from $17.2 million for 2012. An increase of $1.0 million, or 5.6% in interest income, from $18.4 million during 2012 to $19.4 million during the current year, was partially offset by an increase in interest expense of $260 thousand.

Interest and fees on loans increased by $747 thousand, interest on investment securities increased by $270 thousand and interest on deposits increased by $18 thousand. The increase in interest and fees on loans was related to an increase in average loan balances partially offset by a decline in yield. Interest on investments securities benefited from both an increase in yield and an increase in average balance.

Interest and fees on loans was $18.2 million during 2013 and $17.4 million for the year ended December 31, 2012. The average loan balances were $321.2 million for 2013, up $19.4 million from the $301.8 million for 2012. The largest areas of loan growth were in our commercial real estate and auto portfolios. We have dedicated significant resources to our loan production activities and have emphasized the need for quality and diversified growth in the portfolio. The following table compares loan balances by type at December 31, 2013 and 2012.

(dollars in thousands)	Balance at End of Period	Percent of Loans in Each Category	Balance at End of Period	Percent of Loans in Each Category
	12/31/13	12/31/13	12/31/12	12/31/12
Commercial	$32,612	9.6%	$29,552	9.4%
Agricultural	30,647	9.0%	35,124	11.2%
Real estate—residential	31,322	9.3%	34,666	11.0%
Real estate—commercial	155,942	46.1%	139,546	44.3%
Real estate—construction	17,793	5.3%	15,801	5.0%
Equity Lines of Credit	35,800	10.6%	36,873	11.7%
Auto	30,305	8.9%	19,283	6.1%
Other	4,130	1.2%	4,212	1.3%

Total Gross Loans	$338,551	100%	$315,057	100%

The average yields on loans were 5.66% for 2013 down from 5.77% for 2012. We attribute much of the decrease in yield to intense pricing competition in our service area.

Interest on investment securities increased by $270 thousand as a result of an increase in yield of 12 basis points from 1.28% during 2012 to 1.40% during 2013 and an increase in average balance from $69.7 million in 2012 to $82.8 million in 2013. The increase in yield incudes an increase in government sponsored agency residential mortgage backed securities as a percentage of total securities and an increase in market yields.

Interest income on interest-bearing deposits, which totaled $124 thousand in 2013 and $106 thousand in 2012, mostly relates to interest on cash balances held at the Federal Reserve.

Interest expense on deposits decreased by $247 thousand, or 29%, to $600 thousand for the twelve months ended December 31, 2013, down from $847 thousand in 2012. Interest expense on time deposits declined by $232 thousand from $513 thousand at December 31, 2012 to $281 thousand at December 31, 2013. Average time deposits declined by $10.1 million from $76.1 million during 2012 to $66.0 million for the year ended December 31, 2013. We attribute much of this decline to migration into other types of deposits given the low rates and lack of liquidity associated with time deposits. The average rate paid on time deposits decreased from 0.67% during 2012 to 0.43% during the current twelve month period. This decrease primarily relates to a decline in market rates paid in the Company’s service area and the maturity of higher rate time deposits.

Interest expense on NOW accounts declined by $21 thousand. Rates paid on NOW accounts declined by 2 basis points from 0.13% during 2012 to 0.11% during 2013. Average balances increased by $1.3 million from 2012. Interest expense on money market accounts decreased by $9 thousand related to a decrease in rate paid on these accounts of 4 basis points from 0.21% during 2012 to 0.17% during 2013. Average money market balances increased by $5.8 million from $42.9 million during 2012 to $48.7 million in 2013. Interest expense on savings accounts increased by $15 thousand as we have experienced strong growth in this category of deposits. Average savings deposits increased by $15.7 million from $68.8 million during 2012 to $84.5 million during 2013. The average rate paid on savings accounts during this same period declined from 19 basis points during 2012 to 17 basis points during 2013. The decline in rates paid on deposits is consistent with a decline in competitive market rates in our service area.

Interest expense on other interest-bearing liabilities increased by $507 thousand from $427 thousand during the twelve months ending December 31, 2012 to $934 thousand during 2013. This increase was related to $541 thousand in interest expense on a $7.5 million subordinated debenture which was issued to help fund the repurchase of preferred stock. The subordinated debt bears an interest rate of 7.5% per annum, has a term of 8 years with no prepayment allowed during the first two years and was made in conjunction with an eight-year warrant (the “Lender Warrant”) to purchase up to 300,000 shares of the Bancorp’s common stock, no par value at an exercise price, subject to anti-dilution adjustments, of $5.25 per share. The effective yield on the debenture was 10.4% which was in excess of the 7.5% rate due to amortization of a $75 thousand commitment fee and a discount recorded on issuance of $318 thousand.

On October 24, 2013 the Bancorp issued a $3 million promissory note dated October 24, 2013 payable to an unrelated commercial bank. The note bears interest at the U.S. “Prime Rate” plus three-quarters percent per annum (currently 4%), has a term of 18 months and is secured by 100 shares of Plumas Bank stock representing the Company’s 100% ownership interest in Plumas Bank. Proceeds from this note were used to help fund the redemption of the remaining preferred shares. Interest expense on this note for 2013 totaled $23 thousand.

Interest expense on junior subordinated debentures, which decreased by $31 thousand from 2012, fluctuates with changes in the 3-month London Interbank Offered Rate (LIBOR) rate. In addition, as a result of deferring our interest payments under the debentures during the 2012 period we were required to pay interest on the deferred interest payments. This had the effect of increasing interest expense and effective yield on the debentures. The deferred interest on the debentures was repaid in March of 2013.

Interest on other borrowings, which totaled $57 thousand in 2013 and $83 thousand in 2012, primarily relates to interest paid on repurchase agreements.

Net interest margin is net interest income expressed as a percentage of average interest-earning assets. As a result of the changes noted above, the net interest margin for 2013 decreased 15 basis points to 4.03%, from 4.18% for 2012.

2012 compared to 2011. Net interest income, on a nontax-equivalent basis, was $17.2 million for the year ended December 31, 2012, up $331 thousand, or 2%, from $16.8 million for 2011. A decrease of $243 thousand, or 1.3% in interest income, from $18.7 million during 2011 to $18.4 million during the current year, was offset by a decline in interest expense of $574 thousand.

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

Interest expense on deposits decreased by $622 thousand, or 42%, to $847 thousand for the twelve months ended December 31, 2012, down from $1.5 million in 2011. This decrease primarily relates to decreases in the average balance and rate paid on time and interest bearing demand deposits and a decline in the rate paid on money market accounts.

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

Provision for Loan Losses

During the year ended December 31, 2013 we recorded a provision for loan losses of $1.4 million, down $950 thousand from the $2.3 million provision recorded during 2012. See “Analysis of Asset Quality and Allowance for Loan Losses” for further discussion of loan quality trends and the provision for loan losses.

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

Non-Interest Income

The following table sets forth the components of non-interest income for the years ended December 31, 2013, 2012 and 2011.

	Years Ended December 31,			Change during Year
	2013	2012	2011	2013	2012
	(dollars in thousands)
Service charges on deposit accounts	$3,912	$3,617	$3,477	$295	$140
Gain on sale of loans, net	1,399	1,324	1,939	75	(615)
Gain on sale of investments	—	403	666	(403)	(263)
Earnings on bank owned life insurance policies	344	345	352	(1)	(7)
Loan servicing fees	323	215	202	108	13
Customer service fees	190	149	141	41	8
Safe deposit box and night depository income	69	65	66	4	(1)
Other income	405	478	319	(73)	159

Total non-interest income	$6,642	$6,596	$7,162	$46	$(566)

2013 compared to 2012. During the twelve months ended December 31, 2013 non-interest income totaled $6.6 million an increase of $46 thousand from 2012. The largest component of this change was an increase of $295 thousand in service charges on deposit accounts which we attribute to growth in the Company’s demand deposit accounts, an increase in debit card interchange income and a restructuring of our service charge fee schedule beginning in August of 2013. Gains on sale of government guaranteed loans increased by $75 thousand. During 2012 we sold 53 loans receiving proceeds of $20.1 million on sale. Sales proceeds increased to $21.7 million in 2013 related to the sale of 55 loans. Loan servicing income is fees we generate on servicing previously sold portions of government guaranteed loans. This amount is recorded net of the amortization of the servicing fee asset recorded at the time the loans are sold. During 2013 loan servicing income totaled $323 thousand an increase of $108 thousand from $215 thousand during 2012. Income from this source will continue to grow as long as loans sold exceed loan principal payments in our serving portfolio. Customer service fees increased by $41 thousand much of which we attribute to the August 2013 change in service fee schedule.

The largest decrease in non-interest income was $403 thousand in gain on sale of investment securities. No investment securities were sold in 2013. During 2012 we sold twenty-five available-for-sale securities totaling $20.8 million recognizing a gain on sale of $403 thousand. Other non-interest income declined by $73 thousand as during the 2012 period this item was abnormally high related to a $99 thousand adjustment to accrued life insurance.

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

Non-Interest Expense

The following table sets forth the components of other non-interest expense for the years ended December 31, 2013, 2012 and 2011.

	Years Ended December 31,			Change during Year
	2013	2012	2011	2013	2012
	(dollars in thousands)
Salaries and employee benefits	$8,729	$8,968	$9,195	$(239)	$(227)
Occupancy and equipment	2,874	3,023	3,088	(149)	(65)
Outside service fees	1,855	1,503	1,270	352	233
Professional fees	831	875	730	(44)	145
Provision for OREO losses	486	907	579	(421)	328
FDIC insurance	435	613	1,099	(178)	(486)
OREO costs	310	187	422	123	(235)
Business development	291	268	262	23	6
Telephone and data communications	287	308	331	(21)	(23)
Advertising and promotion	281	251	236	30	15
Director compensation and retirement	232	255	229	(23)	26
Armored car and courier	228	224	225	4	(1)
Loan collection costs	212	219	261	(7)	(42)
Core deposit intangible	128	173	173	(45)	—
Stationery and supplies	113	124	140	(11)	(16)
Insurance	112	120	42	(8)	78
Postage	51	104	190	(53)	(86)
Loss (gain) on sale of OREO	(171)	16	606	(187)	(590)
Other operating expense	286	239	168	47	71

Total non-interest expense	$17,570	$18,377	$19,246	$(807)	$(869)

2013 compared to 2012. We continue to achieve savings in many areas of non-interest expense resulting in a reduction in non-interest expense of $807 thousand from $18.4 million during the twelve months ended December 31, 2012 to $17.6 million during 2013. Reductions of $239 thousand in salary and benefits expense, $421 thousand in the provision for changes in OREO, $187 thousand in gain/loss on sale of OREO, $149 thousand in occupancy and equipment, $44 thousand in professional fees, $178 thousand in FDIC insurance and $53 thousand in postage were partially offset by increases in other expenses, the largest of which were outside service fees of $352 thousand and costs associated with OREO properties of $123 thousand.

During June of 2012 we outsourced the processing of our account statements and notices and during June of 2013 we outsourced our item processing department resulting in savings in salary expense, occupancy and equipment costs, postage and stationary costs. The $178 thousand reduction in FDIC insurance expense is related to a decline in the rate charged to Plumas Bank by the FDIC. The reduction in professional fees primarily relates to a decrease in consulting costs.

Salaries and employee benefits decreased by $239 thousand primarily related to declines in salary continuation expense and stock compensation expense and an increase in deferred loan origination costs. Salary continuation expense declined by $188 thousand related to an adjustment in 2012. During 2012, related to a significant reduction in long term market interest rates, we reduced the discount rates used in calculating the present value of our salary continuation liabilities. This had the effect of increasing salary continuation expense during 2012 by $195 thousand. Stock compensation expense decreased by $58 thousand from $93 thousand during 2012 to $35 thousand during the current period. During the first quarter of 2012 we had an adjustment to the estimated forfeiture rate resulting in an increase in stock compensation; no adjustment was required during 2013. The largest reduction in salary and benefits was related to an increase in deferred loan origination costs totaling $384 thousand. We attribute this increase in deferred loan origination costs to an increase in lending activity. These items were partially offset by an increase in bonus expense of $250 thousand and salary expense of $173 thousand. The Bank’s bonus plan for 2013 provides for a bonus pool of 50% of the amount that pretax income exceeds budgeted pretax income with a cap of $250 thousand. The maximum amount was allocated under this formula. There was no bonus plan in place and no bonuses were earned or paid in 2012. Salary expense increased by $173 thousand as savings related to the outsourcing of statement and item processing were offset by an increase in loan production personnel and salary increases.

OREO represents real property acquired by the Bank either through foreclosure or through a deed in lieu thereof from the borrower. When other real estate is acquired, any excess of the Bank’s recorded investment in the loan balance and accrued interest income over the estimated fair market value of the property less costs to sell is charged against the allowance for loan losses. A valuation allowance for losses on other real estate is maintained to provide for temporary declines in value. The allowance is established through a provision for subsequent losses on other real estate which is included in other expenses. Subsequent gains or losses on sales or write-downs resulting from impairment are recorded in other income or expensed as incurred. The $486 thousand OREO provision during 2013, a $421 thousand decline from 2012, resulted from declines in value of ten properties. The $907 thousand in OREO provision during the 2012 was related to a decline in the value of twenty-one properties. During the year ended December 31, 2013, we sold twenty-eight properties and a portion of another property recording a gain on sale of $171 thousand. During 2012, we sold fourteen properties and a portion of two other properties recording a loss on sale of $16 thousand.

The increase in outside service fees was related to the outsourcing of our statement and notice processing in June of 2012, the outsourcing of our item processing beginning in June of 2013, an increase in costs related to monitoring and maintaining our ATMs and an increase in the cost of managing our investment portfolio. During 2012 the Bank modernized its ATM network by purchasing new ATM machines which have the ability to accept currency and checks and provide an imaged receipt. While these ATMs provide a significant increase in functionality, they are also more expensive to operate and maintain. During the first half of 2012 we began to use a third party for assistance with the analysis and management of our investment securities portfolio. The increase in cost during 2013 for this function was related to a full year of costs and an increase in the balance of our portfolio.

OREO expense during the 2012 period benefited from $80 thousand in rental income net of operating expenses on an apartment building acquired in July 2011. Both the rental income and the operating expenses are included under the category of OREO expense. This building was sold during the third quarter of 2012. The remaining increase in OREO expense during 2013 primarily relates to an increase in legal expense as we are actively pursuing additional recoveries on selected OREO properties through legal channels.

2012 compared to 2011. During 2012 we achieved savings in many categories of non-interest expense resulting in a reduction in non-interest expense of $869 thousand from $19.2 million during the twelve months ended December 31, 2011 to $18.4 million during 2012. Significant reductions in salary and benefits expense, FDIC insurance, loss on sale of OREO, OREO expense, and postage were partially offset by an increase in the provision for changes in valuation of OREO of $328 thousand, an increase in outside service fees of $233 thousand, an increase in professional fees of $145 thousand and an increase in insurance expense of $78 thousand.

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

Provision for Income Taxes. The Company recorded an income tax provision of $2.2 million, or 38.7% of pre-tax income for the year ended December 31, 2013. During 2012 the Company recorded an income tax provision of $1.1 million, or 35.4% of pre-tax income for the year ended December 31, 2012. The percentages for 2013 and 2012 differ from the statutory rate as tax exempt income such as earnings on Bank owned life insurance, municipal loan interest, and in the state of California enterprise zone interest decrease taxable income.

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

Based upon the analysis of available evidence, management has determined that it is “more likely than not” that all deferred income tax assets as of December 31, 2013 and 2012 will be fully realized and therefore no valuation allowance was recorded.

Financial Condition

Loan Portfolio. Net loans increased by $24.1 million, or 8%, from $310.3 million at December 31, 2012 to $334.4 million at December 31, 2013. The increase in loan balances during the twelve month period ended December 31, 2013 mostly relates to growth in the Company’s automobile and commercial real estate loan portfolios. The Company continues to manage the mix of its loan portfolio consistent with its identity as a community bank serving the financing needs of all sectors of the area it serves. Although the Company offers a broad array of financing options, it continues to concentrate its focus on small to medium sized commercial businesses. These commercial loans offer diversification as to industries and types of businesses, thus limiting material exposure in any industry concentrations. The Company offers both fixed and floating rate loans and obtains collateral in the form of real property, business assets and deposit accounts, but looks to business and personal cash flows as its primary source of repayment.

As shown in the following table the Company’s largest lending categories are commercial real estate loans, equity lines of credit, agricultural loans and residential real estate loans.

(dollars in thousands)	Balance at End of Period	Percent of Loans in Each Category	Balance at End of Period	Percent of Loans in Each Category
	12/31/13	12/31/13	12/31/12	12/31/12
Commercial	$32,612	9.6%	$29,552	9.4%
Agricultural	30,647	9.0%	35,124	11.2%
Real estate—residential	31,322	9.3%	34,666	11.0%
Real estate—commercial	155,942	46.1%	139,546	44.3%
Real estate—construction	17,793	5.3%	15,801	5.0%
Equity Lines of Credit	35,800	10.6%	36,873	11.7%
Auto	30,305	8.9%	19,283	6.1%
Other	4,130	1.2%	4,212	1.3%

Total Gross Loans	$338,551	100%	$315,057	100%

Construction and land development loans represented 5.3% and 5.0% of the loan portfolio as of December 31, 2013 and December 31, 2012, respectively. The construction and land development portfolio component has been identified by Management as a higher-risk loan category. The quality of the construction and land development category is highly dependent on property values both in terms of the likelihood of repayment once the property is transacted by the current owner as well as the level of collateral the Company has securing the loan in the event of default. Loans in this category are characterized by the speculative nature of commercial and residential development properties and can include property in various stages of development from raw land to finished lots. The decline in these loans as a percentage of the Company’s loan portfolio from over 21% at December 31, 2007 to less than 6% during the last two years reflects management’s continued efforts, which began in 2009, to reduce its exposure to construction and land development loans due to the severe valuation decrease in the real estate market.

The Company’s real estate related loans, including real estate mortgage loans, real estate construction loans, consumer equity lines of credit, and agricultural loans secured by real estate comprised 76% and 78% of the total loan portfolio at December 31, 2013 and December 31, 2012, respectively. Moreover, the business activities of the Company currently are focused in the California counties of Plumas, Nevada, Placer, Lassen, Modoc, Shasta, Sierra and in Washoe County in Northern Nevada. Consequently, the results of operations and financial condition of the Company are dependent upon the general trends in these economies and, in particular, the residential and commercial real estate markets. In addition, the concentration of the Company’s operations in these areas of Northeastern California and Northwestern Nevada exposes it to greater risk than other banking companies with a wider geographic base in the event of catastrophes, such as earthquakes, fires and floods in these regions.

The rates of interest charged on variable rate loans are set at specific increments in relation to the Company’s lending rate or other indexes such as the published prime interest rate or U.S. Treasury rates and vary with changes in these indexes. At December 31, 2013 and December 31, 2012, approximately 73% of the Company’s loan portfolio was comprised of variable rate loans. At December 31, 2013, 40% of the variable loans were at their respective floor rate. While real estate mortgage, commercial and consumer lending remain the foundation of the Company’s historical loan mix, some changes in the mix have occurred due to the changing economic environment and the resulting change in demand for certain loan types. In addition, the Company remains committed to the agricultural industry in Northeastern California and will continue to pursue high quality agricultural loans. Agricultural loans include both commercial and commercial real estate loans. The Company’s agricultural loan balances totaled $31 million at December 31, 2013 and $35 million at December 31, 2012.

The following table sets forth the amounts of loans outstanding by category as of the dates indicated.

	At December 31,
	2013	2012	2011	2010	2009
	(dollars in thousands)
Real estate— mortgage	$187,264	$174,212	$158,431	$162,513	$161,397
Real estate— construction and land development	17,793	15,801	17,063	31,199	38,061
Commercial	32,612	29,552	30,235	33,433	37,056
Consumer (1)	70,235	60,368	49,268	48,586	54,442
Agriculture (2)	30,647	35,124	38,868	38,469	41,722

Total loans	338,551	315,057	293,865	314,200	332,678
Less:
Deferred costs	(1,340)	(900)	(475)	(275)	(298)
Allowance for loan losses	5,517	5,686	6,908	7,324	9,568

Net loans	$334,374	$310,271	$287,432	$307,151	$323,408

(1)	Includes equity lines of credit
(2)	Includes agriculture real estate

The following table sets forth the maturity of gross loan categories as of December 31, 2013. Also provided with respect to such loans are the amounts due after one year, classified according to sensitivity to changes in interest rates:

	Within One Year	After One Through Five Years	After Five Years	Total
	(dollars in thousands)
Real estate – mortgage	$15,420	$49,607	$122,237	$187,264
Real estate – construction and land development	5,091	5,106	7,596	17,793
Commercial	15,164	9,098	8,350	32,612
Consumer	8,603	31,116	30,516	70,235
Agriculture	12,526	7,887	10,234	30,647

Total	$56,804	$102,814	$178,933	$338,551

Loans maturing after one year with:
Fixed interest rates		$43,631	$33,164	$76,795
Variable interest rates		59,183	145,769	204,952

Total		$102,814	$178,933	$281,747

Analysis of Asset Quality and Allowance for Loan Losses. The Company attempts to minimize credit risk through its underwriting and credit review policies. The Company’s credit review process includes internally prepared credit reviews as well as contracting with an outside firm to conduct periodic credit reviews. The Company’s management and lending officers evaluate the loss exposure of classified and impaired loans on a quarterly basis, or more frequently as loan conditions change. The Management Asset Resolution Committee (MARC) reviews the asset quality of criticized and past due loans on a monthly basis and reports the findings to the full Board of Directors. The Board’s Loan Committee reviews the asset quality of new loans on a monthly basis and reports the findings to the full Board of Directors. In management’s opinion, this loan review system helps facilitate the early identification of potential criticized loans.

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

	For the Year Ended December 31,
	2013	2012	2011	2010	2009
	(dollars in thousands)
Balance at beginning of period	$5,686	$6,908	$7,324	$9,568	$7,224

Charge-offs:
Commercial and agricultural	401	1,159	539	1,219	663
Real estate mortgage	419	616	483	3,105	1,145
Real estate construction	735	1,524	2,603	3,617	10,133
Consumer	360	602	622	408	559

Total charge-offs	1,915	3,901	4,247	8,349	12,500

Recoveries:
Commercial and agricultural	140	66	199	26	18
Real estate mortgage	109	8	18	396	8
Real estate construction	—	81	5	65	90
Consumer	97	174	109	118	228

Total recoveries	346	329	331	605	344

Net charge-offs	1,569	3,572	3,916	7,744	12,156
Provision for loan losses	1,400	2,350	3,500	5,500	14,500

Balance at end of period	$5,517	$5,686	$6,908	$7,324	$9,568

Net charge-offs during the period to average loans	0.49%	1.18%	1.29%	2.39%	3.43%
Allowance for loan losses to total loans	1.63%	1.80%	2.35%	2.33%	2.88%

During the year ended December 31, 2013 we recorded a provision for loan losses of $1.4 million down $950 thousand from the $2.4 million provision recorded during the year ended December 31, 2012. Net charge-offs totaled $1.6 million during the year ended December 31, 2013 down $2 million from $3.6 million during 2012. Net charge-offs as a percentage of average loans decreased from 1.18% during 2012 to 0.49% during the year ended December 31, 2013.

The following table provides a breakdown of the allowance for loan losses:

(dollars in thousands)	Balance at End of Period	Percent of Loans in Each Category to Total Loans	Balance at End of Period	Percent of Loans in Each Category to Total Loans
	2013	2013	2012	2012
Commercial and agricultural	$949	18.7%	$1,014	20.5%
Real estate mortgage	2,412	55.3%	2,550	55.3%
Real estate construction	944	5.3%	950	5.0%
Consumer (includes equity LOC & Auto)	1,212	20.7%	1,172	19.2%

Total	$5,517	100.0%	$5,686	100.0%

The allowance for loan losses totaled $5.5 million at December 31, 2013 and $5.7 million at December 31, 2012. Specific reserves related to impaired loans decreased from $1.2 million at December 31, 2012 to $629 thousand at December 31, 2013. At least quarterly the Company evaluates each specific reserve and if it determines that the loss represented by the specific reserve is uncollectable it records a charge-off for the uncollectable portion. General reserves increased by $388 thousand to $4.9 million at December 31, 2013. Related to the decline in specific reserves, the allowance for loan losses as a percentage of total loans decreased from 1.80% at December 31, 2012 to 1.63% at December 31, 2013. The percentage of general reserves to unimpaired loans decreased slightly from 1.52% at December 31, 2012 to 1.49% at December 31, 2013 primarily related to improvement in the overall credit quality of the portfolio including reductions in historical net charge-offs and declines in the volume of classified loan balances.

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

Loans restructured and in compliance with modified terms totaled $7.6 million, $9.3 million, $8.4 million, $2.0 million and $3.4 million at December 31, 2013, 2012, 2011, 2010 and 2009, respectively. For additional information related to restructured loans see Note 6 of the Company’s Consolidated Financial Statements in Item 8 – Financial Statements and Supplementary Data of this Annual Report on Form 10K.

The following table sets forth the amount of the Company’s nonperforming assets as of the dates indicated.

	At December 31,
	2013	2012	2011	2010	2009
	(dollars in thousands)
Nonaccrual loans	$5,519	$13,683	$16,757	$25,313	$14,263
Loans past due 90 days or more and still accruing	17	15	72	45	28

Total nonperforming loans	5,536	13,698	16,829	25,358	14,291
Other real estate owned	6,399	5,295	8,623	8,867	11,204
Other vehicles owned	60	41	57	17	65

Total nonperforming assets	$11,995	$19,034	$25,509	$34,242	$25,560

Interest income forgone on nonaccrual loans	$280	$646	$510	$1,021	$568
Interest income recorded on a cash basis on nonaccrual loans	$22	$192	$285	$608	$369
Nonperforming loans to total loans	1.64%	4.35%	5.73%	8.07%	4.30%
Nonperforming assets to total assets	2.33%	3.98%	5.60%	7.07%	4.84%

Nonperforming loans at December 31, 2013 were $5.5 million, a decrease of $8.2 million from the $13.7 million balance at December 31, 2012. The decline of $8.2 million includes $3.8 million in loans transferred to OREO, charge-offs and principal repayments on nonperforming loans partially offset by $2.0 million in additional loans placed on nonperforming status. Principal repayments on nonperforming loans include payments from the SBA related to $2.4 million in guaranteed portions of loans on nonaccrual at December 31 2012. Included in the $3.8 million in loans transferred to OREO was a land development loan with a principal balance of $3.0 million. During 2013 a $0.7 million charge-off was recorded on this loan while the remaining balance of $2.3 million was transferred to OREO. Specific reserves on nonaccrual loans totaled $578 thousand at December 31, 2013 and $976 thousand at December 31, 2012, respectively. Performing loans past due thirty to eighty-nine days decreased from $2.8 million at December 31, 2012 to $1.5 million at December 31, 2013.

A substandard loan is not adequately protected by the current sound worth and paying capacity of the borrower or the value of the collateral pledged, if any. Total substandard loans decreased by $11.1 million from $18.6 million at December 31, 2012 to $7.5 million at December 31, 2013. Loans classified as watch decreased as well from $6.7 million at December 31, 2012 to $5.8 million at December 31, 2013. At December 31, 2013, $2.9 million of performing loans were classified as substandard. Further deterioration in the credit quality of individual performing substandard loans or other adverse circumstances could result in the need to place these loans on nonperforming status.

At December 31, 2013 and December 31, 2012, the Company’s recorded investment in impaired loans totaled $9.8 million and $18.8 million, respectively. The specific allowance for loan losses related to impaired loans totaled $629 thousand and $1.2 million at December 31, 2013 and December 31, 2012, respectively. Additionally, $0.7 million has been charged off against the impaired loans at December 31, 2013 and $3.0 million at December 31 2012.

It is the policy of management to make additions to the allowance for loan losses so that it remains appropriate to absorb the probable incurred losses in the portfolio. Management believes that the allowance at December 31, 2013 is appropriate. However, the determination of the amount of the allowance is judgmental and subject to economic conditions which cannot be predicted with certainty. Accordingly, the Company cannot predict whether charge-offs of loans in excess of the allowance may occur in future periods.

OREO represents real property acquired by the Bank either through foreclosure or through a deed in lieu thereof from the borrower. Repossessed assets include vehicles and other commercial assets acquired under agreements with delinquent borrowers. Repossessed assets and OREO are carried at fair market value, less selling costs. OREO holdings represented twenty-six properties totaling $6.4 million at December 31, 2013 and forty properties totaling $5.3 million at December 31, 2012. The largest property in OREO is a land development property with an OREO value of $2.3 million representing 36% of the total OREO balance. Nonperforming assets as a percentage of total assets were 2.33% at December 31, 2013 and 3.98% at December 31, 2012.

The following table provides a summary of the change in the number and balance of OREO properties for the years ended December 31, 2013 and 2012, dollars in thousands:

	Year Ended December 31,
	#	2013	#	2012
Beginning Balance	40	$5,295	44	$8,623
Additions	14	3,824	10	1,309
Dispositions	(28)	(2,234)	(14)	(3,730)
Provision from change in OREO valuation	—	(486)	—	(907)

Ending Balance	26	$6,399	40	$5,295

Investment Portfolio and Federal Funds Sold. Total investment securities increased by $9.4 million from $81.0 million as of December 31, 2012 to $90.4 million as of December 31, 2013.

Included in the $90.4 million at December 31, 2013 were $89.0 million in securities of U.S. Government-sponsored agencies and six municipal securities totaling $1.4 million. At December 31, 2012 the investment portfolio was invested entirely in U.S. Government-sponsored agencies. The Bank expects to increase its holdings of municipal securities gradually over the next twelve months. There were no Federal funds sold at December 31, 2013 and 2012; however, the Bank maintained interest earning balances at the Federal Reserve Bank (FRB) totaling $29.1 million at December 31, 2013 and $24.5 million at December 31, 2012, respectively. These balances currently earn 25 basis points.

The Company classifies its investment securities as available-for-sale or held-to-maturity. Currently all securities are classified as available-for-sale. Securities classified as available-for-sale may be sold to implement the Company’s asset/liability management strategies and in response to changes in interest rates, prepayment rates and similar factors.

Gross unrealized losses on investment securities at December 31, 2013 were $2.0 million. Management believes the unrealized losses primarily relate to changes in interest rates and other market conditions rather than deterioration in credit quality.

The following tables summarize the values of the Company’s investment securities held on the dates indicated:

	December 31,
Available-for-sale (fair value)	2013	2012	2011
	(dollars in thousands)
U.S. Government-sponsored agencies	$27,097	$38,442	$32,777
U.S. Government-sponsored agency residential mortgage-backed securities	61,875	42,522	25,140
Municipal obligations	1,371	—	—

Total	$90,343	$80,964	$57,917

The following table summarizes the maturities of the Company’s securities at their carrying value, which represents fair value, and their weighted average tax equivalent yields at December 31, 2013. Mortgage-backed securities are included in maturity categories based on their stated maturity date. Expected maturities may differ from contractual maturities because the issuers may have the right to call or prepay obligations.

(dollars in thousands)	Within One Year		After One Through Five Years		After Five Through Ten Years		After Ten Years		Total
Available-for-sale (Fair Value)	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
U.S. Government- sponsored agencies	$1,003	1.25%	$26,094	0.87%	—	—%	—	—%	$27,097	0.88%
U.S. Government-sponsored agency residential mortgage-backed securities	—	—%	—	—%	$12,934	1.63%	$48,941	1.78%	61,875	1.75%
Municipal obligations	—	—%	—	—%	1,371	3.85%	—	—%	1,371	3.85%

Total	$1,003	1.25%	$26,094	0.87%	$14,305	1.84%	$48,941	1.78%	$90,343	1.52%

Deposits. During 2013 we have experienced strong core deposit growth and have benefited from the closing of two branches of a large national bank in our service area. Total deposits increased by $37.9 million from $411 million at December 31, 2012 to $449 million at December 31, 2013. The increase in deposits included $19.2 million in demand deposits and $27.3 million in savings and money market accounts. Time deposits declined by $7.9 million, much of which we attribute to migration into other types of deposits given the low rates and lack of liquidity associated with time deposits. Interest-bearing transaction accounts (NOW) declined by $0.7 million.

The Company continues to manage the mix of its deposits consistent with its identity as a community bank serving the financial needs of its customers. The following table shows the distribution of deposits by type at December 31, 2013 and 2012.

(dollars in thousands)	Balance at End of Period	Percent of Deposits in Each Category	Balance at End of Period	Percent of Deposits in Each Category
	12/31/13	12/31/13	12/31/12	12/31/12
Non-interest bearing	$162,816	36.2%	$143,646	34.9%
NOW	82,687	18.4%	83,384	20.3%
Money Market	47,331	10.5%	43,751	10.6%
Savings	93,922	20.9%	70,205	17.1%
Time	62,683	14.0%	70,576	17.1%

Total Deposits	$449,439	100%	$411,562	100%

Deposits represent the Bank’s primary source of funds. Deposits are primarily core deposits in that they are demand, savings and time deposits generated from local businesses and individuals. These sources are considered to be relatively stable, long-term relationships thereby enhancing steady growth of the deposit base without major fluctuations in overall deposit balances. The Company experiences, to a small degree, some seasonality with the slower growth period between November through April, and the higher growth period from May through October. In order to assist in meeting any funding demands, the Company maintains a secured borrowing arrangement with the Federal Home Loan Bank of San Francisco. There were no brokered deposits at December 31, 2013 or 2012.

The Company’s time deposits of $100,000 or more had the following schedule of maturities at December 31, 2013:

(dollars in thousands)
Amount
Remaining Maturity:
Three months or less	$6,822
Over three months to six months	4,922
Over six months to 12 months	5,794
Over 12 months	6,290

Total	$23,828

Time deposits of $100,000 or more are generally from the Company’s local business and individual customer base. The potential impact on the Company’s liquidity from the withdrawal of these deposits is discussed at the Company’s asset and liability management committee meetings, and is considered to be minimal.

Short-term Borrowing Arrangements. The Company is a member of the FHLB and can borrow up to $104,000,000 from the FHLB secured by commercial and residential mortgage loans with carrying values totaling $193,000,000. The Company is required to hold FHLB stock as a condition of membership. At December 31, 2013 and 2012, the Company held $2,226,000 and $1,950,000 of FHLB stock which is recorded as a component of other assets. Based on this level of stock holdings at December 31, 2013, the Company can borrow up to $47,400,000. To borrow the $104,000,000 in available credit the Company would need to purchase $2,660,000 in additional FHLB stock. There were no outstanding borrowings under this agreement at December 31, 2013 and 2012. In addition to its FHLB borrowing line, the Company has unsecured short-term borrowing agreements with two of its correspondent banks in the amounts of $11 million and $10 million.

Note Payable. On October 24, 2013 the Bancorp issued a $3 million promissory note (the “Note”) payable to an unrelated commercial bank. The note bears interest at the U.S. “Prime Rate” plus three-quarters percent per annum, 4.00% at December 31, 2013, has a term of 18 months and is secured by 100 shares of Plumas Bank stock representing the Company’s 100% ownership interest in Plumas Bank. Interest expense related to this note for the year ended December 31, 2013 totaled $23,000. Under the Note the Bank is required to maintain specified levels of capital and to meet or exceed certain capital and asset quality ratios. The Bank was in compliance with all such requirements at December 31, 2013.

Repurchase Agreements. In 2011 Plumas Bank introduced a new product for their larger business customers which use repurchase agreements as an alternative to interest-bearing deposits. The balance in this product at December 31, 2013 was $9.1 million an increase of $1.7 million from the December 31, 2012 balance of $7.4 million. Interest paid on this product is similar to that which is paid on the Bank’s premium money market account; however, these are not deposits and are not FDIC insured.

Subordinated Debentures. On April 15, 2013 the Bancorp issued $7.5 million in subordinated debentures (“subordinated debt”). The subordinated debt was issued to an unrelated third-party (“Lender”) pursuant to a subordinated debenture purchase agreement, subordinated debenture note, and stock purchase warrant. The subordinated debt agreement provides that in the event of default with respect to the subordinated debt, the Bancorp will be subject to certain restrictions on the payment of dividends and distributions to shareholders, repurchase or redemption of the Bancorp’s securities and payment on certain debts or guarantees. The subordinated debenture agreement also provides that in the event of default, Lender will have the right to appoint a director to the Bancorp’s board of directors and/or the Plumas Bank board in certain limited circumstances.

The interest only payments on the subordinated debt are based on an interest rate of 7.5% per annum. Principal repayment is required at the conclusion of an 8 year term with no prepayment allowed during the first two years. Issuance of the subordinated debt was made in conjunction with an eight-year warrant (the “Lender Warrant”) to purchase up to 300,000 shares of the Bancorp’s common stock, no par value at an exercise price, subject to anti-dilution adjustments, of $5.25 per share. Under current capital guidelines the subordinated debt qualifies as Tier 2 capital. Interest expense related to the subordinated debt for the year ended December 31, 2013 totaled $541,000.

Junior Subordinated Deferrable Interest Debentures. Plumas Statutory Trust I and II are Connecticut business trusts formed by the Company with capital of $298,000 and $159,000, respectively, for the sole purpose of issuing trust preferred securities fully and unconditionally guaranteed by the Company. Under applicable regulatory guidance, the amount of trust preferred securities that is eligible as Tier 1 capital is limited to twenty-five percent of the Company’s Tier 1 capital, as defined, on a pro forma basis. At December 31, 2013, all of the trust preferred securities that have been issued qualify as Tier 1 capital.

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

Trust I’s Subordinated Debentures mature on September 26, 2032, bear a current interest rate of 3.65% (based on 3-month LIBOR plus 3.40%), with repricing and payments due quarterly. Trust II’s Subordinated Debentures mature on September 28, 2035, bear a current interest rate of 1.72% (based on 3-month LIBOR plus 1.48%), with repricing and payments due quarterly. The interest rate of the Trust Preferred Securities issued by Trust I adjust on each quarterly anniversary date to equal the 3-month LIBOR plus 3.40%. The Trust Preferred Securities issued by Trust II adjust on each quarterly anniversary date to equal the 3-month LIBOR plus 1.48%. Both Trusts I and II have the option to defer payment of the distributions for a period of up to five years, as long as the Company is not in default on the payment of interest on the Subordinated Debentures.

Interest expense recognized by the Company for the years ended December 31, 2013, 2012 and 2011 related to the junior subordinated debentures was $313,000, $344,000 and $326,000, respectively.

Capital Resources

Shareholders’ equity decreased by $11.2 million from $41.8 million at December 31, 2012 to $30.6 million at December 31, 2013. This decrease resulted from the redemption of the preferred stock, payment of preferred stock dividends and an increase in other comprehensive loss. These items were partially offset by earnings during the year, a $565 discount on redemption of the preferred stock and an increase in common stock totaling $156 thousand. Preferred stock declined by $11.8 million and during 2013 we paid $2 million in dividends on preferred stock which includes dividends that were deferred during the period from May of 2010 until May of 2013. Other comprehensive loss relates to unrealized losses on available-for-sale investment securities, net of tax, which increased by $1.5 million from an unrealized gain of $329 thousand at December 31, 2012 to an unrealized loss of $1.2 million at December 31, 2013. The increase in common stock includes $318,000 related to the issuance of a warrant to purchase 300,000 shares of stock at $5.25, $34 thousand related to the exercise of stock options representing 11,400 shares and stock based compensation expense of $38,000 partially offset by the repurchase of the outstanding warrant to purchase 237,712 shares of common stock at a cost of $234 thousand.

It is the policy of the Company to periodically distribute excess retained earnings to the shareholders through the payment of cash dividends. Such dividends help promote shareholder value and capital adequacy by enhancing the marketability of the Company’s stock. All authority to provide a return to the shareholders in the form of a cash or stock dividend or split rests with the Board of Directors (the “Board). The Board will periodically, but on no regular schedule, review the appropriateness of a cash dividend payment. Banking regulations limit the amount of dividends that may be paid without prior approval of regulatory agencies. No common cash dividends were paid during the last five years and none are anticipated to be paid in 2014.

The Company is subject to various restrictions on the payment of dividends.

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

The following tables present the capital ratios for the Company and the Bank compared to the standards for bank holding companies and the regulatory minimum requirements for depository institutions as of December 31, 2013 and 2012 (amounts in thousands except percentage amounts).

	December 31, 2013		December 31, 2012
	Amount	Ratio	Amount	Ratio
Tier 1 Leverage Ratio
Plumas Bancorp and Subsidiary	$40,909	7.8%	$49,052	10.3%
Minimum regulatory requirement	20,856	4.0%	19,040	4.0%
Plumas Bank	50,748	9.7%	49,662	10.4%
Minimum requirement for “Well-Capitalized” institution under the prompt corrective action regulation	26,026	5.0%	23,852	5.0%
Minimum regulatory requirement	20,821	4.0%	19,032	4.0%
Tier 1 Risk-Based Capital Ratio
Plumas Bancorp and Subsidiary	40,909	10.7%	49,052	13.9%
Minimum regulatory requirement	15,332	4.0%	14,143	4.0%
Plumas Bank	50,748	13.2%	49,662	14.1%
Minimum requirement for “Well-Capitalized” institution under the prompt corrective action regulation	22,986	6.0%	21,200	6.0%
Minimum regulatory requirement	15,324	4.0%	14,133	4.0%
Total Risk-Based Capital Ratio
Plumas Bancorp and Subsidiary	53,006	13.8%	53,489	15.1%
Minimum regulatory requirement	30,664	8.0%	28,286	8.0%
Plumas Bank	55,547	14.5%	54,096	15.3%
Minimum requirement for “Well-Capitalized” institution under the prompt corrective action regulation	38,310	10.0%	35,333	10.0%
Minimum regulatory requirement	30,648	8.0%	28,266	8.0%

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

The phase-in period for the final rules will begin for the Company on January 1, 2015, with full compliance with all of the final rule’s requirements phased in over a multi-year schedule. Management believes that as of December 31, 2013, the Company’s capital levels would remain “well-capitalized” under the new rules.

Off-Balance Sheet Arrangements

Loan Commitments. In the normal course of business, there are various commitments outstanding to extend credits that are not reflected in the financial statements. Commitments to extend credit and letters of credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Annual review of commercial credit lines, letters of credit and ongoing monitoring of outstanding balances reduces the risk of loss associated with these commitments. As of December 31, 2013, the Company had $84.2 million in unfunded loan commitments and $60 thousand in letters of credit. This compares to $76.0 million in unfunded loan commitments and $110 thousand in letters of credit at December 31, 2012. Of the $84.2 million in unfunded loan commitments, $42.8 million and $41.4 million represented commitments to commercial and consumer customers, respectively. Of the total unfunded commitments at December 31, 2013, $39.0 million were secured by real estate, of which $12.6 million was secured by commercial real estate and $26.4 million was secured by residential real estate in the form of equity lines of credit. The commercial loan commitments not secured by real estate primarily represent business lines of credit, while the consumer loan commitments not secured by real estate primarily represent revolving credit card lines and overdraft protection lines. Since some of the commitments are expected to expire without being drawn upon the total commitment amounts do not necessarily represent future cash requirements.

Operating Leases. The Company leases one depository branch, one lending office and one loan administration office and two non-branch automated teller machine locations. Total rental expenses under all operating leases were $154,000 and $153,000 during the years ended December, 31, 2013 and 2012, respectively. The expiration dates of the leases vary, with the first such lease expiring during 2015 and the last such lease expiring during 2016.

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

The Company is a member of the FHLB and can borrow up to $104,000,000 from the FHLB secured by commercial and residential mortgage loans with carrying values totaling $193,000,000. The Company is required to hold FHLB stock as a condition of membership. At December 31, 2013 and 2012, the Company held $2,226,000 and $1,950,000 of FHLB stock which is recorded as a component of other assets. Based on this level of stock holdings at December 31, 2013, the Company can borrow up to $47,400,000. To borrow the $104,000,000 in available credit the Company would need to purchase $2,660,000 in additional FHLB stock. There were no outstanding borrowings under this agreement at December 31, 2013 and 2012. In addition to its FHLB borrowing line, the Company has unsecured short-term borrowing agreements with two of its correspondent banks in the amounts of $11 million and $10 million.

Customer deposits are the Company’s primary source of funds. Total deposits were $449 million as of December 31, 2013, up $37.9 million, or 9%, from the December 31, 2012 balance of $411 million. Deposits are held in various forms with varying maturities. The Company’s securities portfolio, Federal funds sold, Federal Home Loan Bank advances, and cash and due from banks serve as the primary sources of liquidity, providing adequate funding for loans during periods of high loan demand. During periods of decreased lending, funds obtained from the maturing or sale of investments, loan payments, and new deposits are invested in short-term earning assets, such as cash held at the FRB, Federal funds sold and investment securities, to serve as a source of funding for future loan growth. Management believes that the Company’s available sources of funds, including borrowings, will provide adequate liquidity for its operations in the foreseeable future.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a smaller reporting company we are not required to provide the information required by this item.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The following consolidated financial statements of Plumas Bancorp and subsidiary, and report of the independent registered public accounting firm are included in the Annual Report of Plumas Bancorp to its shareholders for the years ended December 31, 2013, 2012 and 2011.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders

Plumas Bancorp and Subsidiary

Quincy, California

We have audited the accompanying consolidated balance sheets of Plumas Bancorp and Subsidiary (the “Company”) as of December 31, 2013 and 2012, and the related consolidated statements of income, comprehensive income, changes in shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2013. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Plumas Bancorp and Subsidiary as of December 31, 2013 and 2012, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2013, in conformity with U.S. generally accepted accounting principles.

/s/ Crowe Horwath LLP

Sacramento, California

March 20, 2014

PLUMAS BANCORP AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

December 31, 2013 and 2012

	2013	2012
ASSETS
Cash and cash equivalents	$49,917,000	$44,675,000
Investment securities	90,343,000	80,964,000
Loans, less allowance for loan losses of $5,517,000 in 2013 and $5,686,000 in 2012	334,374,000	310,271,000
Premises and equipment, net	12,519,000	13,271,000
Bank owned life insurance	11,504,000	11,160,000
Other real estate and vehicles acquired through foreclosure	6,459,000	5,336,000
Accrued interest receivable and other assets	10,609,000	12,125,000

Total assets	$515,725,000	$477,802,000

LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits:
Non-interest bearing	$162,816,000	$143,646,000
Interest bearing	286,623,000	267,916,000

Total deposits	449,439,000	411,562,000
Repurchase agreements	9,109,000	7,377,000
Note Payable	3,000,000	—
Subordinated debenture	7,295,000	—
Accrued interest payable and other liabilities	5,979,000	6,703,000
Junior subordinated deferrable interest debentures	10,310,000	10,310,000

Total liabilities	485,132,000	435,952,000

Commitments and contingencies (Note 12)
Shareholders’ equity:
Serial preferred stock - no par value; 10,000,000 shares authorized; 11,949 issued and outstanding at December 31, 2012; aggregate liquidation value of $13,667,000 at December 31, 2012	—	11,855,000
Common stock - no par value; 22,500,000 shares authorized; issued and outstanding – 4,787,739 at December 31, 2013 and 4,776,309 at December 31, 2012	6,249,000	6,093,000
Retained earnings	25,507,000	23,573,000
Accumulated other comprehensive (loss) income	(1,163,000)	329,000

Total shareholders’ equity	30,593,000	41,850,000

Total liabilities and shareholders’ equity	$515,725,000	$477,802,000

The accompanying notes are an integral

part of these consolidated financial statements.

PLUMAS BANCORP AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME

For the Years Ended December 31, 2013, 2012 and 2011

	2013	2012	2011
Interest income:
Interest and fees on loans	$18,174,000	$17,427,000	$17,400,000
Interest on investment securities:
Taxable	1,155,000	892,000	1,138,000
Exempt from Federal income taxes	7,000	—	6,000
Other	124,000	106,000	124,000

Total interest income	19,460,000	18,425,000	18,668,000

Interest expense:
Interest on deposits	600,000	847,000	1,469,000
Interest on note payable	23,000	—	—
Interest on subordinated debentures	541,000	—	—
Interest on junior subordinated deferrable interest debentures	313,000	344,000	326,000
Other	57,000	83,000	53,000

Total interest expense	1,534,000	1,274,000	1,848,000

Net interest income before provision for loan losses	17,926,000	17,151,000	16,820,000
Provision for loan losses	1,400,000	2,350,000	3,500,000

Net interest income after provision for loan losses	16,526,000	14,801,000	13,320,000

Non-interest income:
Service charges	3,912,000	3,617,000	3,477,000
Gain on sale of loans	1,399,000	1,324,000	1,939,000
Gain on sale of investments	—	403,000	666,000
Earnings on bank owned life insurance policies, net	344,000	345,000	352,000
Other	987,000	907,000	728,000

Total non-interest income	6,642,000	6,596,000	7,162,000

(Continued)

PLUMAS BANCORP AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME

(Continued)

For the Years Ended December 31, 2013, 2012 and 2011

	2013	2012	2011
Non-interest expenses:
Salaries and employee benefits	$8,729,000	$8,968,000	$9,195,000
Occupancy and equipment	2,874,000	3,023,000	3,088,000
Provision for losses on other real estate	486,000	907,000	579,000
Other	5,481,000	5,479,000	6,384,000

Total non-interest expenses	17,570,000	18,377,000	19,246,000

Income before income taxes	5,598,000	3,020,000	1,236,000
Provision for income taxes	2,167,000	1,070,000	295,000

Net income	3,431,000	1,950,000	941,000
Discount on redemption of preferred stock	565,000	—	—
Preferred stock dividends and discount accretion	(347,000)	(684,000)	(684,000)

Net income available to common shareholders	$3,649,000	$1,266,000	$257,000

Basic earnings per common share	$0.76	$0.26	$0.05

Diluted earnings per common share	$0.75	$0.26	$0.05

Common dividends per share	$—	$—	$—

The accompanying notes are an integral

part of these consolidated financial statements.

PLUMAS BANCORP AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

For the Years Ended December 31, 2013, 2012 and 2011

	2013	2012	2011
Net Income	$3,431,000	$1,950,000	$941,000
Other comprehensive (loss) income:
Change in net unrealized (loss) gains	(2,540,000)	695,000	1,023,000
Less: reclassification adjustments for net gains included in net income	—	(403,000)	(666,000)

Net unrealized holding (loss) gains	(2,540,000)	292,000	357,000
Income tax effect	1,048,000	(121,000)	(147,000)

Total other comprehensive (loss) income	(1,492,000)	171,000	210,000

Comprehensive income	$1,939,000	$2,121,000	$1,151,000

The accompanying notes are an integral

part of these consolidated financial statements.

PLUMAS BANCORP AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

For the Years Ended December 31, 2013, 2012 and 2011

						Accumulated Other
	Preferred Stock		Common Stock			Comprehensive	Total
					Retained	(Loss) Income	Shareholders’
	Shares	Amount	Shares	Amount	Earnings	(Net of Taxes)	Equity
Balance, January 1, 2011	11,949	$11,682,000	4,776,339	$6,027,000	$20,331,000	$(52,000)	$37,988,000
Net lncome					941,000		941,000
Other comprehensive loss						210,000	210,000
Reverse accrued dividends on preferred stock					524,000		524,000
Preferred stock accretion		87,000			(87,000)		—
Stock-based compensation expense				(29,000)			(29,000)

Balance, December 31, 2011	11,949	11,769,000	4,776,339	5,998,000	21,709,000	158,000	39,634,000
Net lncome					1,950,000		1,950,000
Other comprehensive income						171,000	171,000
Preferred stock accretion		86,000			(86,000)		—
Stock-based compensation expense				95,000			95,000

Balance, December 31, 2012	11,949	11,855,000	4,776,339	6,093,000	23,573,000	329,000	41,850,000
Net lncome					3,431,000		3,431,000
Other comprehensive loss						(1,492,000)	(1,492,000)
Preferred stock accretion		94,000			(94,000)		—
Preferred stock dividends					(1,968,000)		(1,968,000)
Redemption of preferred stock	(11,949)	(11,384,000)					(11,384,000)
Discount on redemption of preferred stock		(565,000)			565,000		—
Exercise of stock options			11,400	34,000			34,000
Repurchase of common stock warrant				(234,000)			(234,000)
Issuance of common stock warrant				318,000			318,000
Stock-based compensation expense				38,000			38,000

Balance, December 31, 2013	—	$—	4,787,739	$6,249,000	$25,507,000	$(1,163,000)	$30,593,000

The accompanying notes are an integral part of these consolidated financial statements.

PLUMAS BANCORP AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Years Ended December 31, 2013, 2012 and 2011

	2013	2012	2011
Cash flows from operating activities:
Net income	$3,431,000	$1,950,000	$941,000
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	1,400,000	2,350,000	3,500,000
Change in deferred loan origination costs/fees, net	(667,000)	(629,000)	(441,000)
Stock-based compensation expense	38,000	95,000	(29,000)
Depreciation and amortization	1,408,000	1,354,000	1,409,000
Amortization of investment security premiums	445,000	525,000	410,000
Accretion of investment security discounts	(6,000)	(5,000)	(32,000)
Gain on sale of investments	—	(403,000)	(666,000)
Gain on sale of loans held for sale	(1,399,000)	(1,324,000)	(1,939,000)
Loans originated for sale	(17,609,000)	(21,154,000)	(18,550,000)
Proceeds from loan sales	21,733,000	20,084,000	23,368,000
Provision for losses on other real estate	486,000	907,000	579,000
Net (gain) loss on sale of other real estate and vehicles owned	(183,000)	9,000	611,000
Earnings on bank owned life insurance policies	(344,000)	(345,000)	(352,000)
Provision for deferred income taxes	2,085,000	1,042,000	259,000
Decrease in accrued interest receivable and other assets	613,000	632,000	1,575,000
(Decrease) increase in accrued interest payable and other liabilities	(724,000)	717,000	(557,000)

Net cash provided by operating activities	10,707,000	5,805,000	10,086,000

(Continued)

PLUMAS BANCORP AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Continued)

For the Years Ended December 31, 2013, 2012 and 2011

	2013	2012	2011
Cash flows from investing activities:
Proceeds from matured and called available- for-sale investment securities	$14,000,000	$23,179,000	$29,182,000
Proceeds from sale of available-for-sale securities	—	20,773,000	29,404,000
Purchases of available-for-sale investment securities	(34,734,000)	(75,214,000)	(59,247,000)
Proceeds from principal repayments from available-for-sale government-guaranteed mortgage-backed securities	8,376,000	8,390,000	6,406,000
Net (increase) decrease in loans	(31,864,000)	(23,734,000)	3,386,000
Proceeds from sale of vehicles	148,000	81,000	33,000
Proceeds from sale of other real estate	2,404,000	3,714,000	4,937,000
Purchases of premises and equipment	(352,000)	(915,000)	(271,000)

Net cash (used in) provided by investing activities	(42,022,000)	(43,726,000)	13,830,000

Cash flows from financing activities:
Net increase in demand, interest-bearing and savings deposits	45,770,000	30,221,000	3,534,000
Net decrease in time deposits	(7,893,000)	(9,799,000)	(37,281,000)
Net increase (decrease) in securities sold under agreements to repurchase	1,732,000	(902,000)	8,279,000
Issuance of subordinated debenture, net of discount	7,182,000	—	—
Issuance of common stock warrant	318,000	—	—
Issuance of note payable	3,000,000	—	—
Repurchase of common stock warrant	(234,000)	—	—
Redemption of preferred stock	(11,384,000)	—	—
Payment of cash dividend on preferred stock	(1,968,000)	—	—
Proceeds from exercise of stock options	34,000	—	—

Net cash provided by (used in) financing activities	36,557,000	19,520,000	(25,468,000)

Increase (decrease) in cash and cash equivalents	5,242,000	(18,401,000)	(1,552,000)
Cash and cash equivalents at beginning of year	44,675,000	63,076,000	64,628,000

Cash and cash equivalents at end of year	$49,917,000	$44,675,000	$63,076,000

(Continued)

PLUMAS BANCORP AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Continued)

For the Years Ended December 31, 2013, 2012 and 2011

	2013	2012	2011
Supplemental disclosure of cash flow information:
Cash paid during the year for:
Interest expense	$2,438,000	$942,000	$1,688,000
Income taxes	$30,000	$2,000	$2,000
Non-cash investing activities:
Real estate acquired through foreclosure	$3,824,000	$1,208,000	$5,710,000
Vehicles acquired through repossession	$155,000	$65,000	$79,000

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

On February 15, 2012, the Bank received notice from the Federal Deposit Insurance Corporation (FDIC) and the California Department of Financial Institutions (“DFI”) that the Consent Order with the FDIC and the DFI which was effective on March 16, 2011 had been terminated. Effective February 8, 2012, the Bank entered into an informal agreement with the FDIC and DFI which, among other things, requested that the Bank continue to maintain a Tier 1 Leverage Capital Ratio of 9% which is in excess of that required for well capitalized institutions and continue to reduce its level of classified asset balances that were outstanding as of September 30, 2011 to not more than 50% of Tier 1 Capital plus the allowance for loan losses. At December 31, 2012 this ratio was 32% and the Bank’s Tier 1 Leverage Capital Ratio was 10.4%. The FDIC and DFI terminated the informal agreement effective January 24, 2013. Effective July 1, 2013, the California Department of Corporations and the DFI merged to form the Department of Business Oversight (“DBO”).

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

Plumas Statutory Trust I and Trust II are not consolidated into the Company’s consolidated financial statements and, accordingly, are accounted for under the equity method. The Company’s investment in Trust I of $298,000 and Trust II of $159,000 are included in accrued interest receivable and other assets on the consolidated balance sheet. The junior subordinated deferrable interest debentures issued and guaranteed by the Company and held by Trust I and Trust II are reflected as debt on the consolidated balance sheet.

The accounting and reporting policies of Plumas Bancorp and subsidiary conform with accounting principles generally accepted in the United States of America and prevailing practices within the banking industry.

Reclassifications

Certain reclassifications have been made to prior years’ balances to conform to the classifications used in 2013. These reclassifications had no impact on the Company’s consolidated financial position, results of operations or net change in cash and cash equivalents.

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

Cash and Cash Equivalents

For the purpose of the statement of cash flows, cash and due from banks and Federal funds sold are considered to be cash equivalents. Generally, Federal funds are sold for one day periods. Cash held with other federally insured institutions in excess of FDIC limits as of December 31, 2013 was $7.3 million. Net cash flows are reported for customer loans and deposit transactions and repurchase agreements.

PLUMAS BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

3.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Investment Securities

Investments are classified into one of the following categories:

•	Available-for-sale securities reported at fair value, with unrealized gains and losses excluded from earnings and reported, net of taxes, as accumulated other comprehensive income (loss) within shareholders’ equity.

•	Held-to-maturity securities, which management has the positive intent and ability to hold, reported at amortized cost, adjusted for the accretion of discounts and amortization of premiums. As of December 31, 2013 and 2012 the Company did not have any investment securities classified as held-to-maturity.

Management determines the appropriate classification of its investments at the time of purchase and may only change the classification in certain limited circumstances.

As of December 31, 2013 and 2012 the Company did not have any investment securities classified as trading and gains or losses on the sale of securities are computed on the specific identification method. Interest earned on investment securities is reported in interest income, net of applicable adjustments for accretion of discounts and amortization of premiums accounted for by the level yield method with no pre-payment anticipated.

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

Investment in Federal Home Loan Bank Stock

As a member of the Federal Home Loan Bank (FHLB) System, the Bank is required to maintain an investment in the capital stock of the FHLB. The investment is carried at cost classified as a restricted security, and periodically evaluated for impairment based on ultimate recovery of par value. At December 31, 2013 and 2012, FHLB stock totaled $2,226,000 and $1,950,000, respectively. On the consolidated balance sheet, FHLB stock is included in accrued interest receivable and other assets.

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

As of December 31, 2013 and 2012 the Company had $2,800,000 and $3,367,000, respectively in government guaranteed loans held for sale. Loans held for sale are recorded at the lower of cost or fair value and therefore may be reported at fair value on a non-recurring basis. The fair values for loans held for sale are based on either observable transactions of similar instruments or formally committed loan sale prices.

Government guaranteed loans with unpaid balances of $70,212,000 and $58,696,000 were being serviced for others at December 31, 2013 and 2012, respectively.

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

The Company may not “carry over” or create a valuation allowance in the initial accounting for loans acquired under these circumstances. At December 31, 2013 and 2012, there were no such loans being accounted for under this policy.

Allowance for Loan Losses

The allowance for loan losses is an estimate of probable incurred credit losses inherent in the Company’s loan portfolio that have been incurred as of the balance-sheet date. The allowance is established through a provision for loan losses which is charged to expense. Additions to the allowance are expected to maintain the adequacy of the total allowance after credit losses and loan growth. Credit exposures determined to be uncollectible are charged against the allowance. Cash received on previously charged-off amounts is recorded as a recovery to the allowance. The overall allowance consists of two primary components, specific reserves related to impaired loans and general reserves for inherent losses related to loans that are not impaired but collectively evaluated for impairment.

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

Allowance for Loan Losses (continued)

The determination of the general reserve for loans that are not impaired is based on estimates made by management, to include, but not limited to, consideration of historical losses by portfolio segment from January 1, 2008 (the beginning of the latest business cycle as determined by management) to the most current balance sheet date, internal asset classifications, and qualitative factors to include economic trends in the Company’s service areas, industry experience and trends, geographic concentrations, estimated collateral values, the Company’s underwriting policies, the character of the loan portfolio, and probable incurred losses inherent in the portfolio taken as a whole. During 2012, the Company modified its method of estimating the allowance for loan losses for non-impaired loans. This modification incorporated historical losses from the beginning of the latest business cycle. Previously we utilized historical loss experience based on a rolling eight quarters ending with the most recently completed calendar quarter. This modification had the effect of increasing the required allowance related to the expanded historical loss period by $250,000. The Company believes that, given the recent trend in historical losses, it was prudent to increase the period examined and that a full business cycle was the appropriate period.

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

Real estate – Residential and Home Equity Lines of Credit – The degree of risk in residential real estate lending depends primarily on the loan amount in relation to collateral value, the interest rate and the borrower’s ability to repay in an orderly fashion. These loans generally possess a lower inherent risk of loss than other real estate portfolio segments. Economic trends determined by unemployment rates and other key economic indicators are closely correlated to the credit quality of these loans. Weak economic trends indicate that the borrowers’ capacity to repay their obligations may be deteriorating.

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

Allowance for Loan Losses (continued)

Although management believes the allowance to be adequate, ultimate losses may vary from its estimates. At least quarterly, the Board of Directors and management review the adequacy of the allowance, including consideration of the relative risks in the portfolio, current economic conditions and other factors. If the Board of Directors and management determine that changes are warranted based on those reviews, the allowance is adjusted. In addition, the Company’s primary regulators, the FDIC and DBO, as an integral part of their examination process, review the adequacy of the allowance. These regulatory agencies may require additions to the allowance based on their judgment about information available at the time of their examinations.

The Company also maintains a separate allowance for off-balance-sheet commitments. Management estimates anticipated losses using historical data and utilization assumptions. The allowance for these commitments totaled $141,000 at December 31, 2013 and 2012, respectively and is included in accrued interest payable and other liabilities in the consolidated balance sheet.

Other Real Estate

Other real estate owned relates to real estate acquired in full or partial settlement of loan obligations, which was $6,399,000 ($9,065,000 less a valuation allowance of $2,666,000) at December 31, 2013 and $5,295,000 ($8,517,000 less a valuation allowance of $3,222,000) at December 31, 2012. Proceeds from sales of other real estate owned totaled $2,404,000, $3,714,000 and $4,937,000 for the years ended December 31, 2013, 2012 and 2011, respectively. For the year ended December 31, 2013 the Company recorded a gain on sale of other real estate owned of $171,000. For the years ended December 31, 2012 and 2011 the Company recorded a loss on sale of other real estate owned of $16,000 and $606,000, respectively. Other real estate owned is initially recorded at fair value less cost to sell when acquired, any excess of the Bank’s recorded investment in the loan balance and accrued interest income over the estimated fair value of the property less costs to sell is charged against the allowance for loan losses. A valuation allowance for losses on other real estate is maintained to provide for temporary declines in value. The allowance is established through a provision for losses on other real estate which is included in other expenses. Subsequent gains or losses on sales or write-downs resulting from permanent impairment are also recorded in other expenses as incurred.

The following table provides a summary of the change in the OREO balance for the years ended December 31, 2013 and 2012:

	Year Ended December 31,
	2013	2012
Beginning balance	$5,295,000	$8,623,000
Additions	3,824,000	1,309,000
Dispositions	(2,234,000)	(3,730,000)
Write-downs	(486,000)	(907,000)

Ending balance	$6,399,000	$5,295,000

PLUMAS BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

3.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Intangible Assets

Intangible assets consist of core deposit intangibles related to branch acquisitions and are amortized using the straight-line method over ten years. These assets were fully amortized as of December 31, 2013. The Company evaluates the recoverability and remaining useful life annually to determine whether events or circumstances warrant a revision to the intangible asset or the remaining period of amortization. There were no such events or circumstances in 2013 or 2012.

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

Interest expense and penalties associated with unrecognized tax benefits, if any, are classified as income tax expense in the consolidated income statement. There have been no significant changes to unrecognized tax benefits or accrued interest and penalties for the years ended December 31, 2013 and 2012.

Earnings Per Share

Basic earnings per share (EPS), which excludes dilution, is computed by dividing income available to common stockholders (net income plus discount on redemption of preferred stock less preferred dividends and accretion) by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock, such as stock options, result in the issuance of common stock which shares in the earnings of the Company. The treasury stock method has been applied to determine the dilutive effect of stock options in computing diluted EPS.

Comprehensive Income

Comprehensive income consists of net income and other comprehensive income. Other comprehensive income includes unrealized gains and losses on securities available for sale which are also recognized as separate components of equity. There were no sales of available for sale investment securities during the year ended December 31, 2013. The amount reclassified out of other accumulated comprehensive income relating to realized gains on securities available for sale was $403,000 and $666,000 for 2012 and 2011, with the related tax effect of $167,000 and $276,000 respectively.

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

Stock-Based Compensation

Compensation expense related to the Company’s Stock Option Plan, net of related tax (expense)/benefit, recorded in 2013, 2012 and 2011 totaled $37,000, $93,000 and $(38,000) or $0.01, $0.02 and $(0.01) per diluted share, respectively. Compensation expense is recognized over the vesting period on a straight line accounting basis.

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

During 2011 the Company granted options to purchase 248,000 shares of common stock. The fair value of each option was estimated on the date of grant using the following assumptions.

2011
Expected life of stock options	5.3 years
Risk free interest rate	2.26%
Volatility	46.1%
Dividend yields	3.05%
Weighted-average fair value of options granted during the year	$0.99

No options were granted during the years ended December 31, 2013 and 2012.

PLUMAS BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

3.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Adoption of New Accounting Standards

In February 2013, the FASB issued an accounting standards update to finalize the reporting requirements for reclassifications of amounts out of accumulated other comprehensive income (“AOCI”). Items reclassified out of AOCI to net income in their entirety must have the effect of the reclassification disclosed according to the respective income statement line item. This information must be provided either on the face of the financial statements by income statement line item, or in a footnote. For public companies, the amendments in the update became effective for interim and annual periods beginning on or after December 15, 2012. As of December 31, 2013, the impact of this update on the Company’s disclosures was minimal as the only changes to AOCI were changes in market values related to available for sale securities.

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

Fair Value of Financial Instruments

The carrying amounts and estimated fair values of financial instruments, at December 31, 2013 and December 31, 2012 are as follows:

		Fair Value Measurements at December 31, 2013 Using:
Financial assets:	Carrying Value	Level 1	Level 2	Level 3	Total Fair Value
Cash and cash equivalents	$49,917,000	$49,917,000			$49,917,000
Investment securities	90,343,000		$90,343,000		90,343,000
Loans, net	334,374,000			$337,392,000	337,392,000
FHLB stock	2,226,000				N/A
Accrued interest receivable	1,691,000		260,000	1,431,000	1,691,000
Financial liabilities:
Deposits	449,439,000	386,757,000	62,743,000		449,500,000
Repurchase Agreements	9,109,000		9,109,000		9,109,000
Note Payable	3,000,000			3,000,000	3,000,000
Subordinated debenture	7,295,000			7,121,000	7,121,000
Junior subordinated deferrable interest debentures	10,310,000			7,193,000	7,193,000
Accrued interest payable	98,000	6,000	58,000	34,000	98,000

		Fair Value Measurements at December 31, 2012 Using:
Financial assets:	Carrying Value	Level 1	Level 2	Level 3	Total Fair Value
Cash and cash equivalents	$44,675,000	$44,675,000			$44,675,000
Investment securities	80,964,000		$80,964,000		80,964,000
Loans, net	310,271,000			$313,929,000	313,929,000
FHLB stock	1,950,000				N/A
Accrued interest receivable	1,677,000		248,000	1,429,000	1,677,000
Financial liabilities:
Deposits	411,562,000	340,986,000	70,696,000		411,682,000
Repurchase Agreements	7,377,000		7,377,000		7,377,000
Junior subordinated deferrable interest debentures	10,310,000			3,191,000	3,191,000
Accrued interest payable	1,115,000	6,000	90,000	1,019,000	1,115,000

PLUMAS BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

4.	FAIR VALUE MEASUREMENTS (Continued)

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

Note Payable: The fair value of the Company’s Note Payable is estimated using discounted cash flow analyses based on the current borrowing rates for similar types of borrowing arrangements resulting in a Level 3 classification.

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

The following tables present information about the Company’s assets and liabilities measured at fair value on a recurring and non-recurring basis as of December 31, 2013 and December 31, 2012, and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value:

Assets and liabilities measured at fair value on a recurring basis at December 31, 2013 are summarized below:

		Fair Value Measurements at December 31, 2013 Using
	Total Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
U.S. Government-sponsored agencies	$27,097,000		$27,097,000
U.S. Government-sponsored agencies collateralized by mortgage obligations- residential	61,875,000		61,875,000
Obligations of states and political subdivisions	1,371,000		1,371,000

	$90,343,000	$—	$90,343,000	$—

PLUMAS BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

4.	FAIR VALUE MEASUREMENTS (Continued)

Assets and liabilities measured at fair value on a recurring basis at December 31, 2012 are summarized below:

		Fair Value Measurements at December 31, 2012 Using
	Total Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
U.S. Government-sponsored agencies	$38,442,000		$38,442,000
U.S. Government-sponsored agencies collateralized by mortgage obligations-residential	42,522,000		42,522,000

	$80,964,000	$—	$80,964,000	$—

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

PLUMAS BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

4.	FAIR VALUE MEASUREMENTS (Continued)

Assets and liabilities measured at fair value on a non-recurring basis at December 31, 2013 are summarized below:

		Fair Value Measurements at December 31, 2013 Using
	Total Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Gains (Losses)
Assets:
Impaired loans:
Commercial	$767,000	$—	$—	$767,000	$(16,000)
Agricultural	—			—	—
Real estate – residential	28,000			28,000	(38,000)
Real estate – commercial	1,377,000			1,377,000	(28,000)
Real estate – construction and land development	—			—	(28,000)
Equity lines of credit	360,000			360,000	86,000
Auto	—			—	—
Other	—			—	—

Total impaired loans	2,532,000	—	—	2,532,000	(24,000)

Other real estate:
Real estate – residential	873,000			873,000	(101,000)
Real estate – commercial	983,000			983,000	(9,000)
Real estate – construction and land development	4,289,000			4,289,000	(376,000)
Equity lines of credit	254,000			254,000	—

Total other real estate	6,399,000	—	—	6,399,000	(486,000)

	$8,931,000	$—	$—	$8,931,000	$(511,000)

PLUMAS BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

4.	FAIR VALUE MEASUREMENTS (Continued)

Assets and liabilities measured at fair value on a non-recurring basis at December 31, 2012 are summarized below:

		Fair Value Measurements at December 31, 2012 Using
	Total Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Gains (Losses)
Assets:
Impaired loans:
Commercial	$2,933,000	$—	$—	$2,933,000	$(346,000)
Agricultural	379,000			379,000	(1,000)
Real estate – residential	1,140,000			1,140,000	(308,000)
Real estate – commercial	3,303,000			3,303,000	(283,000)
Real estate – construction and land development	3,055,000			3,055,000	(712,000)
Equity lines of credit	690,000			690,000	(392,000)
Auto	—			—	—
Other	—			—	(2,000)

Total impaired loans	11,500,000	—	—	11,500,000	(2,044,000)

Other real estate:
Real estate – residential	818,000			818,000	(85,000)
Real estate – commercial	1,953,000			1,953,000	(287,000)
Real estate – construction and land development	2,407,000			2,407,000	(535,000)
Equity lines of credit	117,000			117,000	—

Total other real estate	5,295,000	—	—	5,295,000	(907,000)

	$16,795,000	$—	$—	$16,795,000	$(2,951,000)

The Company has no liabilities which are reported at fair value.

The following methods were used to estimate fair value.

Impaired Loans: The fair value of collateral dependent impaired loans with specific allocations of the allowance for loan losses or loans that have been subject to partial charge-offs are generally based on recent real estate appraisals. These appraisals may utilize a single valuation approach or a combination of approaches including comparable sales and the income approach. Adjustments are routinely made in the appraisal process by the independent appraisers to adjust for differences between the comparable sales and income data available. Such adjustments are usually significant and typically result in a Level 3 classification of the inputs for determining fair value. Total losses of $24,000 and $2,044,000 represent impairment charges recognized during the years ended December 31, 2013 and 2012, respectively, related to the above impaired loans.

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

The following table presents quantitative information about Level 3 fair value measurements for financial instruments measured at fair value on a non-recurring basis at December 31, 2013 and 2012 (dollars in thousands):

Description	Fair Value 12/31/2013	Fair Value 12/31/2012	Valuation Technique	Significant Unobservable Input	Range (Weighted Average) 12/31/2013	Range (Weighted Average) 12/31/2012
Impaired Loans:
Commercial	$767	$2,933	Sales Comparison	Adjustment for differences between comparable sales	0% (0%)	0% - 28% (10%)
Agricultural	$—	$379	Sales Comparison	Adjustment for differences between comparable sales	N/A	1% - 11% (7%)
RE – Residential	$28	$1,140	Sales Comparison	Adjustment for differences between comparable sales	8% (8%)	8% - 10% (8%)
RE – Commercial	$1,377	$3,303	Sales Comparison	Adjustment for differences between comparable sales	10% - 12% (11%)	8% - 11% (9%)
Land and Construction	$—	$3,055	Sales Comparison	Adjustment for differences between comparable sales	N/A	8% - 12% (11%)
Equity Lines of Credit	$360	$690	Sales Comparison	Adjustment for differences between comparable sales	8% (8%)	8% (8%)
Other Real Estate:
RE – Residential	$873	$818	Sales Comparison	Adjustment for differences between comparable sales	10% (10%)	10% (10%)
Land and Construction	$4,289	$2,407	Sales Comparison	Adjustment for differences between comparable sales	10% (10%)	10% (10%)
RE – Commercial	$983	$1,953	Sales Comparison	Adjustment for differences between comparable sales	10% (10%)	10% (10%)
Equity Lines of Credit	$254	$117	Sales Comparison	Adjustment for differences between comparable sales	10% (10%)	10% (10%)

PLUMAS BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

5.	INVESTMENT SECURITIES

The amortized cost and estimated fair value of investment securities at December 31, 2013 and 2012 consisted of the following:

	2013
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
Available-for-Sale	Cost	Gains	Losses	Value
Debt securities:
U.S. Government-sponsored agencies	$27,132,000	$40,000	$(75,000)	$27,097,000
U.S. Government-sponsored agencies collateralized by mortgage obligations- residential	63,807,000	22,000	(1,954,000)	61,875,000
Obligations of states and political subdivisions	1,384,000	4,000	(17,000)	1,371,000

	$92,323,000	$66,000	$(2,046,000)	$90,343,000

Net unrealized loss on available-for-sale investment securities totaling $1,980,000 were recorded, net of $817,000 in tax benefits, as accumulated other comprehensive income within shareholders’ equity at December 31, 2013. No securities were sold during the year ended December 31, 2013.

	2012
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
Available-for-Sale	Cost	Gains	Losses	Value
Debt securities:
U.S. Government-sponsored agencies	$38,291,000	$154,000	$(3,000)	$38,442,000
U.S. Government-sponsored agencies collateralized by mortgage obligations- residential	42,112,000	434,000	(24,000)	42,522,000

	$80,403,000	$588,000	$(27,000)	$80,964,000

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

There were no transfers of available-for-sale investment securities during the years ended December 31, 2013, 2012 or 2011. There were no securities classified as held-to-maturity at December 31, 2013 or December 31, 2012.

Investment securities with unrealized losses at December 31, 2013 and 2012 are summarized and classified according to the duration of the loss period as follows:

	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
December 31, 2013	Value	Losses	Value	Losses	Value	Losses
Debt securities:
U.S. Government- sponsored agencies	$5,930,000	$75,000			$5,930,000	$75,000
U.S. Government agencies collateral- ized by mortgage obligations-residential	53,603,000	1,700,000	$4,317,000	$254,000	57,920,000	1,954,000
Obligations of states and political subdi- visions	928,000	17,000	—	—	928,000	17,000

	$60,461,000	$1,792,000	$4,317,000	$254,000	$64,778,000	$2,046,000

	Less than 12 Months
	Fair	Unrealized
December 31, 2012	Value	Losses
Debt securities:
U.S. Government-sponsored agencies	$2,004,000	$3,000
U.S. Government- sponsored agencies collateralized by mortgage obligations-residential	7,002,000	24,000

	$9,006,000	$27,000

There were no securities in a loss position for more than one year as of December 31, 2012.

At December 31, 2013, the Company held 77 securities of which 56 were in a loss position. Of the securities in a loss position, all but 4 were in a loss position for less than twelve months. Of the 56 securities 6 are U.S. Government-sponsored agencies 46 are U.S. Government-sponsored agencies collateralized by residential mortgage obligations and 4 were Obligations of states and political subdivisions. The unrealized losses relate principally to market rate conditions. All of the securities continue to pay as scheduled. When analyzing an issuer’s financial condition, management considers the length of time and extent to which the market value has been less than cost; the historical and implied volatility of the security; the financial condition of the issuer of the security; and the Company’s intent and ability to hold the security to recovery. As of December 31, 2013, management does not have the intent to sell these securities nor does it believe it is more likely than not that it will be required to sell these securities before the recovery of its amortized cost basis. Based on the Company’s evaluation of the above and other relevant factors, the Company does not believe the securities that are in an unrealized loss position as of December 31, 2013 are other than temporarily impaired.

PLUMAS BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

5.	INVESTMENT SECURITIES (Continued)

The amortized cost and estimated fair value of investment securities at December 31, 2013 by contractual maturity are shown below. Expected maturities will differ from contractual maturities because the issuers of the securities may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized Cost	Estimated Fair Value
Within one year	$1,000,000	1,003,000
After one year through five years	26,132,000	26,094,000
After five years through ten years	1,384,000	1,371,000
Investment securities not due at a single maturity date:
Government-sponsored mortgage-backed securities	63,807,000	61,875,000

	$92,323,000	$90,343,000

Investment securities with amortized costs totaling $54,373,000 and $44,305,000 and estimated fair values totaling $53,493,000 and $44,535,000 at December 31, 2013 and 2012, respectively, were pledged to secure deposits and repurchase agreements.

PLUMAS BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

6.	LOANS AND THE ALLOWANCE FOR LOAN LOSSES

Outstanding loans are summarized below:

	December 31,
	2013	2012
Commercial	$32,612,000	$29,552,000
Agricultural	30,647,000	35,124,000
Real estate – residential	31,322,000	34,666,000
Real estate – commercial	155,942,000	139,546,000
Real estate – construction and land development	17,793,000	15,801,000
Equity lines of credit	35,800,000	36,873,000
Auto	30,305,000	19,283,000
Other	4,130,000	4,212,000

	338,551,000	315,057,000
Deferred loan costs, net	1,340,000	900,000
Allowance for loan losses	(5,517,000)	(5,686,000)

	$334,374,000	$310,271,000

Changes in the allowance for loan losses were as follows:

	Year Ended December 31,
	2013	2012	2011
Balance, beginning of year	$5,686,000	$6,908,000	$7,324,000
Provision charged to operations	1,400,000	2,350,000	3,500,000
Losses charged to allowance	(1,915,000)	(3,901,000)	(4,247,000)
Recoveries	346,000	329,000	331,000

Balance, end of year	$5,517,000	$5,686,000	$6,908,000

The recorded investment in impaired loans totaled $9,815,000 and $18,850,000 at December 31, 2013 and 2012, respectively. The Company had specific allowances for loan losses of $629,000 on impaired loans of $2,322,000 at December 31, 2013 as compared to specific allowances for loan losses of $1,186,000 on impaired loans of $14,334,000 at December 31, 2012. The balance of impaired loans in which no specific reserves were required totaled $7,493,000 and $4,516,000 at December 31, 2013 and 2012, respectively. The average recorded investment in impaired loans for the years ended December 31, 2013, 2012 and 2011 was $10,182,000 $19,816,000 and $25,536,000, respectively. The Company recognized $298,000, $597,000 and $666,000 in interest income on impaired loans during the years ended December 31, 2013, 2012 and 2011, respectively.

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

The carrying value of troubled debt restructurings at December 31, 2013 and December 31, 2012 was $7,616,000 and $12,296,000, respectively. The Company has allocated $284,000 and $348,000 of specific reserves on loans to customers whose loan terms have been modified in troubled debt restructurings as of December 31, 2013 and December 31, 2012, respectively. The Company has not committed to lend additional amounts on loans classified as troubled debt restructurings at December 31, 2013 and December 31, 2012.

During the twelve month period ended December 31, 2013, the terms of certain loans were modified as troubled debt restructurings. Modifications involving a reduction of the stated interest rate of the loan was for periods ranging from 1 month to 10 years. During the twelve month period ended December 31, 2012, the terms of certain loans were modified as troubled debt restructurings. Modifications involving a reduction of the stated interest rate of the loan was for periods ranging from 1 month to 10 years. For the periods described above, modifications involving an extension of the maturity date were for periods ranging from 1 month to 10 years

The following table presents loans by class modified as troubled debt restructurings that occurred during the twelve months ending December 31, 2013:

	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Recorded Investment
Troubled Debt Restructurings:
Auto	1	$8,000	$7,000
Other	1	9,000	9,000

Total	2	$17,000	$16,000

The troubled debt restructurings described above resulted in no allowance for loan losses or charge-offs during the year ending December 31, 2013.

PLUMAS BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

6.	LOANS AND THE ALLOWANCE FOR LOAN LOSSES (Continued)

The following table presents loans by class modified as troubled debt restructurings that occurred during the twelve months ending December 31, 2012:

	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Recorded Investment
Troubled Debt Restructurings:
Commercial	1	$24,000	$24,000
Real Estate:
Residential	2	819,000	800,000
Construction and land development	3	289,000	289,000
Commercial	3	2,497,000	2,491,000
Auto	2	11,000	11,000

Total	11	$3,640,000	$3,615,000

The troubled debt restructurings described above decreased the allowance for loan losses by $118,000 during the year ending December 31, 2012. The troubled debt restructurings described above did not result in charge offs during the year ending December 31, 2012.

The following table presents loans by class modified as troubled debt restructurings for which there was a payment default within twelve months following the modification during the twelve months ended December 31, 2013.

	Number of	Recorded
	Loans	Investment
Troubled Debt Restructurings:
Real estate – construction and land development	1	$837,000

Total	1	$837,000

The troubled debt restructurings that subsequently defaulted described above increased the allowance for loan losses by $158,000 and resulted in no charge-offs during the year ending December 31, 2013.

The following table presents loans by class modified as troubled debt restructurings for which there was a payment default within twelve months following the modification during the twelve months ended December 31, 2012.

	Number of	Recorded
	Loans	Investment
Troubled Debt Restructurings:
Real estate – construction and land development	1	$2,978,000

Total	1	$2,978,000

PLUMAS BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

6.	LOANS AND THE ALLOWANCE FOR LOAN LOSSES (Continued)

The troubled debt restructurings that subsequently defaulted described above decreased the allowance for loan losses by $757,000 and resulted in charge-offs of $1,426,000 during the year ending December 31, 2012.

The terms of certain other loans were modified during the years ending December 31, 2013 and 2012 that did not meet the definition of a troubled debt restructuring. These loans have a total recorded investment as of December 31, 2013 and 2012 of $14 million and $9 million, respectively.

These loans which were modified during the years ended December 31, 2013 and 2012 did not meet the definition of a troubled debt restructuring as the modification was a delay in a payment ranging from 30 days to 3 months that was considered to be insignificant or the borrower was not considered to be experiencing financial difficulties.

At December 31, 2013 and 2012, nonaccrual loans totaled $5,519,000 and $13,683,000, respectively. Interest foregone on nonaccrual loans totaled $280,000, $646,000 and $510,000 for the twelve months ended December 31, 2013, 2012 and 2011, respectively. Loans past due 90 days or more and on accrual status totaled $17,000 and $15,000 at December 31, 2013 and 2012, respectively.

Salaries and employee benefits totaling $1,337,000, $953,000 and $706,000 have been deferred as loan origination costs during the years ended December 31, 2013, 2012 and 2011, respectively.

PLUMAS BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

6.	LOANS AND THE ALLOWANCE FOR LOAN LOSSES (Continued)

The following tables show the loan portfolio allocated by management’s internal risk ratings at the dates indicated, in thousands:

	Commercial Credit Exposure Credit Risk Profile by Internally Assigned Grade
December 31, 2013	Commercial	Agricultural	Real Estate- Residential	Real Estate- Commercial	Real Estate- Construction	Equity LOC	Total
Grade:
Pass	$30,477	$30,213	$30,007	$147,605	$17,733	$34,742	$290,777
Watch	1,420	345	346	3,484	—	157	5,752
Substandard	665	89	969	4,853	60	890	7,526
Doubtful	50	—	—	—	—	11	61

Total	$32,612	$30,647	$31,322	$155,942	$17,793	$35,800	$304,116

	Commercial Credit Exposure Credit Risk Profile by Internally Assigned Grade
December 31, 2012	Commercial	Agricultural	Real Estate- Residential	Real Estate- Commercial	Real Estate- Construction	Equity LOC	Total
Grade:
Pass	$27,260	$33,801	$31,239	$128,919	$10,863	$34,142	$266,224
Watch	1,145	466	751	3,237	149	965	6,713
Substandard	1,138	857	2,676	7,390	4,789	1,766	18,616
Doubtful	9	—	—	—	—	—	9

Total	$29,552	$35,124	$34,666	$139,546	$15,801	$36,873	$291,562

	Consumer Credit Exposure Credit Risk Profile Based on Payment Activity December 31, 2013			Consumer Credit Exposure Credit Risk Profile Based on Payment Activity December 31, 2012
	Auto	Other	Total	Auto	Other	Total
Grade:
Performing	$30,228	$4,113	$34,341	$19,239	$4,193	$23,432
Non-performing	77	17	94	44	19	63

Total	$30,305	$4,130	$34,435	$19,283	$4,212	$23,495

PLUMAS BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

6.	LOANS AND THE ALLOWANCE FOR LOAN LOSSES (Continued)

The following tables show the allocation of the allowance for loan losses at the dates indicated, in thousands:

	Commercial	Agricultural	Real Estate- Residential	Real Estate- Commercial	Real Estate- Construction	Equity LOC	Auto	Other	Total
Year ended 12/31/13:
Allowance for Loan Losses
Beginning balance	$855	$159	$894	$1,656	$950	$736	$289	$147	$5,686
Charge-offs	(401)	—	(257)	(162)	(735)	(92)	(134)	(134)	(1,915)
Recoveries	140	—	94	15	—	1	55	41	346
Provision	191	5	(93)	265	729	(32)	239	96	1,400

Ending balance	$785	$164	$638	$1,774	$944	$613	$449	$150	$5,517

Year ended 12/31/12:
Allowance for Loan Losses
Beginning balance	$1,025	$330	$698	$1,925	$2,006	$635	$95	$194	$6,908
Charge-offs	(909)	(250)	(358)	(258)	(1,524)	(377)	(72)	(153)	(3,901)
Recoveries	66	—	1	7	81	46	51	77	329
Provision	673	79	553	(18)	387	432	215	29	2,350

Ending balance	$855	$159	$894	$1,656	$950	$736	$289	$147	$5,686

Year ended 12/31/11:
Allowance for Loan Losses
Beginning balance	$760	$184	$632	$1,819	$3,011	$652	$112	$154	$7,324
Charge-offs	(446)	(93)	(147)	(336)	(2,603)	(311)	(64)	(247)	(4,247)
Recoveries	93	106	1	17	5	2	82	25	331
Provision	618	133	212	425	1,593	292	(35)	262	3,500

Ending balance	$1,025	$330	$698	$1,925	$2,006	$635	$95	$194	$6,908

December 31, 2013:
Allowance for Loan Losses
Ending balance: individually evaluated for impairment	$79	$—	$200	$232	$13	$105	$—	$—	$629

Ending balance: collectively evaluated for impairment	$706	$164	$438	$1,542	$931	$508	$449	$150	$4,888

Loans
Ending balance	$32,612	$30,647	$31,322	$155,942	$17,793	$35,800	$30,305	$4,130	$338,551

Ending balance: individually evaluated for impairment	$1,324	$267	$2,475	$3,074	$1,737	$861	$77	$—	$9,815

Ending balance: collectively evaluated for impairment	$31,288	$30,380	$28,847	$152,868	$16,056	$34,939	$30,228	$4,130	$328,736

PLUMAS BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

6.	LOANS AND THE ALLOWANCE FOR LOAN LOSSES (Continued)

The following table shows the allocation of the allowance for loan losses at the date indicated, in thousands:

Year ended 12/31/12:	Commercial	Agricultural	Real Estate- Residential	Real Estate- Commercial	Real Estate- Construction	Equity LOC	Auto	Other	Total
Allowance for Loan Losses
Ending balance: individually evaluated for impairment	$192	$1	$459	$284	$68	$180	$—	$2	$1,186

Ending balance: collectively evaluated for impairment	$663	$158	$435	$1,372	$882	$556	$289	$145	$4,500

Loans
Ending balance	$29,552	$35,124	$34,666	$139,546	$15,801	$36,873	$19,283	$4,212	$315,057

Ending balance: individually evaluated for impairment	$3,478	$647	$3,598	$4,528	$5,191	$1,360	$44	$4	$18,850

Ending balance: collectively evaluated for impairment	$26,074	$34,477	$31,068	$135,018	$10,610	$35,513	$19,239	$4,208	$296,207

PLUMAS BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

6.	LOANS AND THE ALLOWANCE FOR LOAN LOSSES (Continued)

The following tables show an aging analysis of the loan portfolio by the time past due, in thousands:

December 31, 2013	30-89 Days Past Due	90 Days and Still Accruing	Nonaccrual	Total Past Due	Current	Total
Commercial:
Commercial	$129	$—	$1,295	$1,424	$31,188	$32,612
Agricultural	—	—	—	—	30,647	30,647
Real estate – construction	25	—	18	43	17,750	17,793
Real estate	304	—	2,369	2,673	153,269	155,942
Residential:
Real estate	695	—	899	1,594	29,728	31,322
Equity LOC	72	—	861	933	34,867	35,800
Consumer:
Auto	244	—	77	321	29,984	30,305
Other	63	17	—	80	4,050	4,130

Total	$1,532	$17	$5,519	$7,068	$331,483	$338,551

December 31, 2012	30-89 Days Past Due	90 Days and Still Accruing	Nonaccrual	Total Past Due	Current	Total
Commercial:
Commercial	$329	$—	$3,303	$3,632	$25,920	$29,552
Agricultural	—	—	380	380	34,744	35,124
Real estate – construction	156	—	3,314	3,470	12,331	15,801
Real estate	1,271	—	3,378	4,649	134,897	139,546
Residential:
Real estate	242	—	1,911	2,153	32,513	34,666
Equity LOC	527	—	1,349	1,876	34,997	36,873
Consumer:
Auto	151	11	44	206	19,077	19,283
Other	102	4	4	110	4,102	4,212

Total	$2,778	$15	$13,683	$16,476	$298,581	$315,057

PLUMAS BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

6.	LOANS AND THE ALLOWANCE FOR LOAN LOSSES (Continued)

The following tables show information related to impaired loans at the dates indicated, in thousands:

As of December 31, 2013:	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Commercial	$1,224	$1,493		$1,239	$3
Agricultural	267	267		267	20
Real estate – construction	1,325	1,325		1,384	79
Real estate – commercial	2,237	2,675		2,489	53
Real estate – residential	2,024	2,035		2,057	89
Equity Lines of Credit	339	339		294	9
Auto	77	77		20	3
Other	—	—		—	—
With an allowance recorded:
Commercial	$100	$100	$79	$58	$—
Agricultural	—	—	—	—	—
Real estate – construction	412	412	13	417	25
Real estate – commercial	837	837	232	994	—
Real estate – residential	451	451	200	452	10
Equity Lines of Credit	522	522	105	511	7
Auto	—	—	—	—	—
Other	—	—	—	—	—
Total:
Commercial	$1,324	$1,593	$79	$1,297	$3
Agricultural	267	267	—	267	20
Real estate – construction	1,737	1,737	13	1,801	104
Real estate – commercial	3,074	3,512	232	3,483	53
Real estate – residential	2,475	2,486	200	2,509	99
Equity Lines of Credit	861	861	105	805	16
Auto	77	77	—	20	3
Other	—	—	—	—	—

Total	$9,815	$10,533	$629	$10,182	$298

As of December 31, 2012:	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Commercial	$1,022	$1,398		$1,597	$16
Agricultural	245	725		573	39
Real estate – construction	1,429	1,503		1,106	98
Real estate – commercial	941	1,013		1,997	96
Real estate – residential	343	354		1,336	28
Equity Lines of Credit	490	490		613	22
Auto	44	44		60	5
Other	2	2		45	6
With an allowance recorded:
Commercial	$2,456	$2,849	$192	$2,765	$20
Agricultural	402	402	1	403	20
Real estate – construction	3,762	5,187	68	2,056	35
Real estate – commercial	3,587	3,588	284	3,473	102
Real estate – residential	3,255	3,255	459	2,818	105
Equity Lines of Credit	870	1,082	180	974	5
Auto	—	—	—	—	—
Other	2	2	2	—	—
Total:
Commercial	$3,478	$4,247	$192	$4,362	$36
Agricultural	647	1,127	1	976	59
Real estate – construction	5,191	6,690	68	3,162	133
Real estate – commercial	4,528	4,601	284	5,470	198
Real estate – residential	3,598	3,609	459	4,154	133
Equity Lines of Credit	1,360	1,572	180	1,587	27
Auto	44	44	—	60	5
Other	4	4	2	45	6

Total	$18,850	$21,894	$1,186	$19,816	$597

PLUMAS BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

6.	LOANS AND THE ALLOWANCE FOR LOAN LOSSES (Continued)

The following table shows information related to impaired loans at the date indicated, in thousands:

As of December 31, 2011:	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Commercial	$2,506	$2,882		$2,458	$56
Agricultural	923	1,153		931	62
Real estate – construction	1,955	2,210		6,911	117
Real estate – commercial	1,707	1,707		4,751	70
Real estate – residential	1,711	1,739		2,069	106
Equity Lines of Credit	1,345	1,345		1,285	22
Auto	76	76		102	10
Other	49	49		91	2
With an allowance recorded:
Commercial	$2,440	$2,440	$310	$1,349	$25
Agricultural	345	345	250	345	—
Real estate – construction	4,799	4,850	901	2,521	186
Real estate – commercial	3,850	3,850	148	1,664	—
Real estate – residential	2,546	2,546	355	1,005	9
Equity Lines of Credit	149	149	101	53	1
Auto	—	—	—	—	—
Other	1	1	1	1	—
Total:
Commercial	$4,946	$5,322	$310	$3,807	$81
Agricultural	1,268	1,498	250	1,276	62
Real estate – construction	6,754	7,060	901	9,432	303
Real estate – commercial	5,557	5,557	148	6,415	70
Real estate – residential	4,257	4,285	355	3,074	115
Equity Lines of Credit	1,494	1,494	101	1,338	23
Auto	76	76	—	102	10
Other	50	50	1	92	2

Total	$24,402	$25,342	$2,066	$25,536	$666

PLUMAS BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

7.	PREMISES AND EQUIPMENT

Premises and equipment consisted of the following:

	December 31,
	2013	2012
Land	$2,628,000	$2,628,000
Premises	15,793,000	15,417,000
Furniture, equipment and leasehold improvements	9,643,000	10,179,000

	28,064,000	28,224,000
Less accumulated depreciation and amortization	(15,545,000)	(14,953,000)

	$12,519,000	$13,271,000

Depreciation and amortization included in occupancy and equipment expense totaled $1,166,000, $1,181,000 and $1,233,000 for the years ended December 31, 2013, 2012 and 2011, respectively.

8.	DEPOSITS

Interest-bearing deposits consisted of the following:

	December 31,
	2013	2012
Interest-bearing demand deposits	$82,687,000	$83,384,000
Money market	47,331,000	43,751,000
Savings	93,922,000	70,205,000
Time, $100,000 or more	23,828,000	27,886,000
Other time	38,855,000	42,690,000

	$286,623,000	$267,916,000

At December 31, 2013, the scheduled maturities of time deposits were as follows:

Year Ending
December 31,
2014	$49,504,000
2015	9,863,000
2016	2,505,000
2017	446,000
2018	327,000
thereafter	38,000

$62,683,000

PLUMAS BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

8.	DEPOSITS (Continued)

At December 31, 2013, the contractual maturities of time deposits with a denomination of $100,000 and over were as follows: $6,822,000 in 3 months or less, $4,922,000 over 3 months through 6 months, $5,794,000 over 6 months through 12 months, and $6,290,000 over 12 months.

Deposit overdrafts reclassified as loan balances were $357,000 and $392,000 at December 31, 2013 and 2012, respectively.

9.	SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE

Securities sold under agreements to repurchase are secured by U.S. Government agency securities with a carrying amount of $9,109,000 and $7,377,000 at December 31, 2013 and 2012, respectively.

Securities sold under agreements to repurchase are financing arrangements that mature within two years. At maturity, the securities underlying the agreements are returned to the Company. Information concerning securities sold under agreements to repurchase during 2013 and 2012 is summarized as follows:

2013
Average daily balance during the year	$7,285,000
Average interest rate during the year	0.18%
Maximum month-end balance during the year	$9,109,000
Weighted average interest rate at year-end	0.09%

2012
Average daily balance during the year	$5,982,000
Average interest rate during the year	0.27%
Maximum month-end balance during the year	$8,041,000
Weighted average interest rate at year-end	0.25%

10.	BORROWING ARRANGEMENTS

The Company is a member of the FHLB and can borrow up to $104,000,000 from the FHLB secured by commercial and residential mortgage loans with carrying values totaling $193,000,000. The Company is required to hold FHLB stock as a condition of membership. At December 31, 2013 and 2012, the Company held $2,226,000 and $1,950,000 of FHLB stock which is recorded as a component of other assets. Based on this level of stock holdings at December 31, 2013, the Company can borrow up to $47,400,000. To borrow the $104,000,000 in available credit the Company would need to purchase $2,660,000 in additional FHLB stock. In addition to its FHLB borrowing line, the Company has unsecured short-term borrowing agreements with two of its correspondent banks in the amounts of $11 million and $10 million. There were no outstanding borrowings under these agreements at December 31, 2013 and 2012.

PLUMAS BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

10.	BORROWING ARRANGEMENTS (Continued)

On October 24, 2013 the Bancorp issued a $3 million promissory note (the “Note”) payable to an unrelated commercial bank. The note bears interest at the U.S. “Prime Rate” plus three-quarters percent per annum, 4.00% at December 31, 2013, has a term of 18 months and is secured by 100 shares of Plumas Bank stock representing the Company’s 100% ownership interest in Plumas Bank. Interest expense related to this note for the year ended December 31, 2013 totaled $23,000. Under the Note the Bank is required to maintain specified levels of capital and to meet or exceed certain capital and asset quality ratios. The Bank was in compliance with all such requirements at December 31, 2013.

On April 15, 2013 the Bancorp issued $7.5 million in subordinated debentures (“subordinated debt”). The subordinated debt was issued to an unrelated third-party (“Lender”) pursuant to a subordinated debenture purchase agreement, subordinated debenture note, and stock purchase warrant. The subordinated debt agreement provides that in the event of default with respect to the subordinated debt, the Bancorp will be subject to certain restrictions on the payment of dividends and distributions to shareholders, repurchase or redemption of the Bancorp’s securities and payment on certain debts or guarantees. The subordinated debenture agreement also provides that in the event of default, Lender will have the right to appoint a director to the Bancorp’s board of directors and/or the Plumas Bank board in certain limited circumstances.

The interest only payments on the subordinated debt are based on an interest rate of 7.5% per annum. Principal repayment is required at the conclusion of an 8 year term with no prepayment allowed during the first two years. Issuance of the subordinated debt was made in conjunction with an eight-year warrant (the “Lender Warrant”) to purchase up to 300,000 shares of the Bancorp’s common stock, no par value at an exercise price, subject to anti-dilution adjustments, of $5.25 per share. Under current capital guidelines the subordinated debt qualifies as Tier 2 capital subject to a 20% reduction per year beginning in 2017 and which accumulates by 20% per year through maturity in 2021. Interest expense related to the subordinated debt for the year ended December 31, 2013 totaled $541,000.

The Company allocated the proceeds received on April 15, 2013 between the subordinated debt and the Lender Warrant based on the estimated relative fair value of each. The fair value of the Warrant was estimated based on a Black-Scholes-Merton model and totaled $318,000 The discount recorded on the subordinated noted will be amortized by the level-yield method over 2 years.

Proceeds from the Note and the subordinated debt were used to partially fund the repurchase of preferred stock. (see Note 13—Shareholders’ Equity for additional information related to the repurchase, during 2013, of the Bancorp’s Fixed Rate Cumulative Perpetual Preferred Stock, Series A (the “Series A Preferred Stock”).

11.	JUNIOR SUBORDINATED DEFERRABLE INTEREST DEBENTURES

Plumas Statutory Trust I and II are Connecticut business trusts formed by the Company with capital of $298,000 and $159,000, respectively, for the sole purpose of issuing trust preferred securities fully and unconditionally guaranteed by the Company. Under applicable regulatory guidance, the amount of trust preferred securities that is eligible as Tier 1 capital is limited to twenty-five percent of the Company’s Tier 1 capital, as defined, on a pro forma basis. At December 31, 2013, all of the trust preferred securities that have been issued qualify as Tier 1 capital.

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

Trust I’s Subordinated Debentures mature on September 26, 2032, bear a current interest rate of 3.65% (based on 3-month LIBOR plus 3.40%), with repricing and payments due quarterly. Trust II’s Subordinated Debentures mature on September 28, 2035, bear a current interest rate of 1.72% (based on 3-month LIBOR plus 1.48%), with repricing and payments due quarterly. The Subordinated Debentures are redeemable by the Company, subject to receipt by the Company of prior approval from the Federal Reserve Board of Governors, on any quarterly anniversary date on or after the 5-year anniversary date of the issuance. The redemption price is par plus accrued and unpaid interest, except in the case of redemption under a special event which is defined in the debenture. The Trust Preferred Securities are subject to mandatory redemption to the extent of any early redemption of the Subordinated Debentures and upon maturity of the Subordinated Debentures on September 26, 2032 for Trust I and September 28, 2035 for Trust II.

Holders of the Trust Preferred Securities are entitled to a cumulative cash distribution on the liquidation amount of $1,000 per security. The interest rate of the Trust Preferred Securities issued by Trust I adjust on each quarterly anniversary date to equal the 3-month LIBOR plus 3.40%. The Trust Preferred Securities issued by Trust II adjust on each quarterly anniversary date to equal the 3-month LIBOR plus 1.48%. Both Trusts I and II have the option to defer payment of the distributions for a period of up to five years, as long as the Company is not in default on the payment of interest on the Subordinated Debentures. The Trust Preferred Securities were sold and issued in private transactions pursuant to an exemption from registration under the Securities Act of 1933, as amended. The Company has guaranteed, on a subordinated basis, distributions and other payments due on the Trust Preferred Securities. Beginning in the second quarter of 2010 and continuing until March 15, 2013, the Company had deferred regularly scheduled quarterly interest payments on its outstanding junior subordinated debentures relating to its two trust preferred securities and had given notice of deferral each quarterly payment period.

While the Company had accrued for this obligation, it had been deferring the interest payments on the junior subordinated debentures as permitted by the agreements. As of December 31, 2012 and 2011, the amount of the arrearage on the payments on the subordinated debt associated with the trust preferred securities was $906,000 and $569,000, respectively.

PLUMAS BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

11.	JUNIOR SUBORDINATED DEFERRABLE INTEREST DEBENTURES (Continued)

On March 15, 2013, with the approval of the Federal Reserve Bank of San Francisco (FRB), the Company made all current and deferred interest payments on its trust preferred securities and all subsequent payments have been made when due.

Interest expense recognized by the Company for the years ended December 31, 2013, 2012 and 2011 related to the subordinated debentures was $313,000, $344,000 and $326,000, respectively.

12.	COMMITMENTS AND CONTINGENCIES

Leases

The Company has commitments for leasing premises under the terms of noncancelable operating leases expiring from 2015 to 2016. Future minimum lease payments are as follows:

Year Ending
December 31,
2014	$159,000
2015	128,000
2016	83,000

$370,000

Rental expense included in occupancy and equipment expense totaled $154,000, $153,000 and $150,000 for the years ended December 31, 2013, 2012 and 2011, respectively.

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

The following financial instruments represent off-balance-sheet credit risk:

	December 31,
	2013	2012
Commitments to extend credit	$84,229,000	$76,030,000
Letters of credit	$60,000	$110,000

PLUMAS BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

12.	COMMITMENTS AND CONTINGENCIES (Continued)

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

Letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loans to customers. The fair value of the liability related to these letters of credit, which represents the fees received for issuing the guarantees, was not significant at December 31, 2013 and 2012. The Company recognizes these fees as revenues over the term of the commitment or when the commitment is used.

At December 31, 2013, consumer loan commitments represent approximately 18% of total commitments and are generally unsecured. Commercial and agricultural loan commitments represent approximately 36% of total commitments and are generally secured by various assets of the borrower. Real estate loan commitments, including consumer home equity lines of credit, represent the remaining 46% of total commitments and are generally secured by property with a loan-to-value ratio not to exceed 80%. In addition, the majority of the Company’s commitments have variable interest rates.

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

Dividends from the Bank to the Company are restricted under California law to the lesser of the Bank’s retained earnings or the Bank’s net income for the latest three fiscal years, less dividends previously declared during that period, or, with the approval of the DBO, to the greater of the retained earnings of the Bank, the net income of the Bank for its last fiscal year, or the net income of the Bank for its current fiscal year. As of December 31, 2013, the maximum amount available for dividend distribution under this restriction was approximately $3,200,000. In addition the Company’s ability to pay dividends is subject to certain covenants contained in the indentures relating to the Trust Preferred Securities issued by the business trusts (see Note 11 for additional information related to the Trust Preferred Securities).

Preferred Stock

On January 30, 2009 the Bancorp entered into a Letter Agreement (the “Purchase Agreement”) with the United States Department of the Treasury (“Treasury”), pursuant to which the Bancorp issued and sold (i) 11,949 shares Series A Preferred Stock and (ii) a warrant (the “Warrant”) to purchase 237,712 shares of the Bancorp’s common stock, no par value (the “Common Stock”), for an aggregate purchase price of $11,949,000 in cash.

On April 11, 2013, the Treasury announced its intent to sell its investment in the Bancorp’s Series A Preferred Stock along with similar investments the Treasury had made in seven other financial institutions, principally to qualified institutional buyers. Using a modified Dutch auction methodology that establishes a market price by allowing investors to submit bids at specified increments during the period of April 15, 2013 through April 18, 2013, the U.S. Treasury auctioned all of the Bancorp’s 11,949 Series A Preferred Stock. The Bancorp sought and obtained regulatory permission to participate in the auction. The Bancorp successfully bid to repurchase 7,000 shares of the 11,949 outstanding shares. This repurchase resulted in a discount of approximately 7% on the face value of the Series A Preferred Stock plus related outstanding dividends. The remaining 4,949 shares were purchased at auction by third party private investors.

PLUMAS BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

13.	SHAREHOLDERS’ EQUITY (Continued)

Preferred Stock (continued)

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

	For the Year Ended December 31,
(In thousands, except per share data)	2013	2012	2011
Net Income:
Net income	$3,431	$1,950	$941
Discount on redemption of preferred shares	565	—	—
Dividends and accretion on preferred shares	(347)	(684)	(684)

Net income available to common shareholders	$3,649	$1,266	$257

Earnings Per Share:
Basic earnings per share	$0.76	$0.26	$0.05
Diluted earnings per share	$0.75	$0.26	$0.05
Weighted Average Number of Shares Outstanding:
Basic shares	4,780	4,776	4,776
Diluted shares	4,883	4,782	4,776

Shares of common stock issuable under stock options and warrants for which the exercise prices were greater than the average market prices were not included in the computation of diluted earnings per share due to their antidilutive effect. Stock options and warrants not included in the computation of diluted earnings per share, due to shares not being in the-money and having an antidilutive effect, were 172,000, 632,000 and 721,000 for the years ended December 31, 2013, 2012 and 2011, respectively. At December 31, 2013 one stock warrant was outstanding to purchase up to 300,000 shares of the Bancorp’s common stock at an exercise price, subject to anti-dilution adjustments, of $5.25 per share. At December 31, 2012 and 2011 one stock warrant was outstanding to purchase up to 237,712 shares of the Bancorp’s common stock at an exercise price, subject to anti-dilution adjustments, of $7.54 per share.

PLUMAS BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

13.	SHAREHOLDERS’ EQUITY (Continued)

Stock Options

In 2001, the Company established a Stock Option Plan for which 365,059 shares of common stock remain reserved for issuance to employees and directors and no shares are available for future grants as of December 31, 2013.

In May 2013, the Company established the 2013 Stock Option Plan for which 500,000 shares of common stock are reserved and available for future grants to employees and directors. The Plan requires that the option price may not be less than the fair market value of the stock at the date the option is granted, and that the stock must be paid in full at the time the option is exercised. Payment in full for the option price must be made in cash, with Company common stock previously acquired by the optionee and held by the optionee for a period of at least six months, in options of the Optionee that are fully vested and exercisable or in any combination of the foregoing. The options expire on dates determined by the Board of Directors, but not later than ten years from the date of grant. No grants have been made under the 2013 plan. A summary of the activity within the 2001 Stock Option Plan follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Intrinsic Value
Options outstanding at January 1, 2011	312,030	$13.41
Options granted	248,000	2.95
Options cancelled	(77,250)	9.05

Options outstanding at December 31, 2011	482,780	$8.74
Options cancelled	(62,974)	9.17

Options outstanding at December 31, 2012	419,806	$8.67
Options cancelled	(43,347)	11.34
Options exercised	(11,400)	2.95

Options outstanding at December 31, 2013	365,059	$8.53	3.4	$631,110

Options exercisable at December 31, 2013	265,266	$10.63	2.8	$304,764
Expected to vest after December 31, 2013	83,893	$2.95	5.2	$274,329

As of December 31, 2013, there was $49,000 of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the Plan. That cost is expected to be recognized over a weighted average period of 1.2 years.

The total fair value of options vested was $52,000 and $89,000 for the year ended December 31, 2013 and 2012, respectively. The total intrinsic value of options at time of exercise was $34,000 for the year ended December 31, 2013.

Cash received from option exercise for the years ended December 31, 2013 was $34,000. There was no tax benefit realized for the tax deduction from options exercised in 2013.

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

PLUMAS BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

13.	SHAREHOLDERS’ EQUITY (Continued)

Regulatory Capital (continued)

	December 31,
	2013		2012
	Amount	Ratio	Amount	Ratio
Leverage Ratio
Plumas Bancorp and Subsidiary	$40,909,000	7.8%	$49,052,000	10.3%
Minimum regulatory requirement	$20,856,000	4.0%	$19,040,000	4.0%
Plumas Bank	$50,748,000	9.7%	$49,662,000	10.4%
Minimum requirement for “Well- Capitalized” institution under the prompt corrective action	$26,026,000	5.0%	$23,852,000	5.0%
Minimum regulatory requirement	$20,821,000	4.0%	$19,032,000	4.0%
Tier 1 Risk-Based Capital Ratio
Plumas Bancorp and Subsidiary	$40,909,000	10.7%	$49,052,000	13.9%
Minimum regulatory requirement	$15,332,000	4.0%	$14,143,000	4.0%
Plumas Bank	$50,748,000	13.2%	$49,662,000	14.1%
Minimum requirement for “Well- Capitalized” institution under the prompt corrective action	$22,986,000	6.0%	$21,200,000	6.0%
Minimum regulatory requirement	$15,324,000	4.0%	$14,133,000	4.0%
Total Risk-Based Capital Ratio
Plumas Bancorp and Subsidiary	$53,006,000	13.8%	$53,489,000	15.1%
Minimum regulatory requirement	$30,664,000	8.0%	$28,286,000	8.0%
Plumas Bank	$55,547,000	14.5%	$54,096,000	15.3%
Minimum requirement for “Well- Capitalized” institution under the prompt corrective action	$38,310,000	10.0%	$35,333,000	10.0%
Minimum regulatory requirement	$30,648,000	8.0%	$28,266,000	8.0%

PLUMAS BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

14.	OTHER EXPENSES

Other expenses consisted of the following:

	Year Ended December 31,
	2013	2012	2011
Outside service fees	$1,855,000	$1,503,000	$1,270,000
Professional fees	831,000	875,000	730,000
FDIC Insurance	435,000	613,000	1,099,000
OREO expenses	310,000	187,000	422,000
Business development	291,000	268,000	262,000
Telephone and data communications	287,000	308,000	331,000
Advertising and promotion	281,000	251,000	236,000
Director compensation and retirement	232,000	255,000	229,000
Armored car and courier	228,000	224,000	225,000
Loan collection expenses	212,000	219,000	261,000
Core deposit intangible amortization	128,000	173,000	173,000
Stationery and supplies	113,000	124,000	140,000
Insurance	112,000	120,000	42,000
Postage	51,000	104,000	190,000
(Gain) loss on sale of other real estate	(171,000)	16,000	606,000
Other operating expenses	286,000	239,000	168,000

	$5,481,000	$5,479,000	$6,384,000

15.	INCOME TAXES

The provision for income taxes for the years ended December 31, 2013, 2012 and 2011 consisted of the following:

	Federal	State	Total
2013
Current	$60,000	$22,000	$82,000
Deferred	1,578,000	507,000	2,085,000

Provision for income taxes	$1,638,000	$529,000	$2,167,000

	Federal	State	Total
2012
Current	$25,000	$3,000	$28,000
Deferred	812,000	230,000	1,042,000

Provision for income taxes	$837,000	$233,000	$1,070,000

PLUMAS BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

15.	INCOME TAXES (Continued)

	Federal	State	Total
2011
Current	$34,000	$2,000	$36,000
Deferred	228,000	31,000	259,000

Provision for income taxes	$262,000	$33,000	$295,000

Deferred tax assets (liabilities) consisted of the following:

	December 31,
	2013	2012
Deferred tax assets:
Allowance for loan losses	$29,000	$327,000
Net operating loss carryovers	1,069,000	2,636,000
Deferred compensation	1,757,000	1,739,000
OREO valuation allowance	1,097,000	1,326,000
Unrealized loss on available-for-sale investment securities	817,000	—
Other	1,049,000	855,000

Total deferred tax assets	5,818,000	6,883,000

Deferred tax liabilities:
Deferred loan costs	(1,187,000)	(960,000)
Unrealized gain on available-for-sale investment securities	—	(232,000)
Other	(233,000)	(257,000)

Total deferred tax liabilities	(1,420,000)	(1,449,000)

Net deferred tax assets	$4,398,000	$5,434,000

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

At December 31, 2013 total deferred tax assets were approximately $5,818,000 and total deferred tax liabilities were approximately $1,420,000 for a net deferred tax asset of $4,398,000. The Company’s deferred tax assets primarily relate to net operating loss carry-forwards, tax benefits related to unrealized losses on available-for-sale investment securities and timing differences in the tax deductibility of impairment charges on other real estate owned and deferred compensation. Based upon our analysis of available evidence, management of the Company determined that it is “more likely than not” that all of our deferred income tax assets as of December 31, 2013 and 2012 will be fully realized and therefore no valuation allowance was recorded. On the consolidated balance sheet, net deferred tax assets are included in accrued interest receivable and other assets.

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

Interest expense and penalties associated with unrecognized tax benefits, if any, are classified as income tax expense in the consolidated statement of income. There have been no significant changes to unrecognized tax benefits or accrued interest and penalties for the year ended December 31, 2013.

The provision for income taxes differs from amounts computed by applying the statutory Federal income tax rate to operating income before income taxes. The significant items comprising these differences consisted of the following:

	2013	2012	2011
Federal income tax, at statutory rate	34.0%	34.0%	34.0%
State franchise tax, net of Federal tax effect	6.0%	5.7%	4.4%
Interest on obligations of states and political subdivisions	(0.1)%	(0.3)%	(2.7)%
Net increase in cash surrender value of bank owned life insurance	(2.1)%	(3.9)%	(9.7)%
Other	0.9%	(0.1)%	(2.1)%

Effective tax rate	38.7%	35.4%	23.9%

PLUMAS BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

15.	INCOME TAXES (Continued)

At year-end 2013, the Company had federal operating loss carry-forwards of approximately $903,000 which expire at various dates from 2029 to 2031. In addition, at year end 2013, the Company had state operating loss carry-forwards of approximately $10,645,000 which expire at various dates from 2029 to 2031. Deferred tax assets are recognized for net operating losses because the benefit is more likely than not to be realized.

The Company and its subsidiary file income tax returns in the U.S. federal and California jurisdictions. The Company conducts all of its business activities in the states of California and Nevada. There are currently no pending U.S. federal, state, and local income tax or non-U.S. income tax examinations by tax authorities.

With few exceptions, the Company is no longer subject to tax examinations by U.S. Federal taxing authorities for years ended before December 31, 2010, and by state and local taxing authorities for years ended before December 31, 2009.

The unrecognized tax benefits and changes therein and the interest and penalties accrued by the Company as of or during the years ended December 31, 2013 and 2012 were not significant. The Company does not expect the total amount of unrecognized tax benefits to significantly increase or decrease in the next twelve months.

16.	RELATED PARTY TRANSACTIONS

During the normal course of business, the Company enters into transactions with related parties, including executive officers and directors. The following is a summary of the aggregate activity involving related party borrowers during 2013:

Balance, January 1, 2013	$473,000
Disbursements	1,076,000
Amounts repaid	(136,000)

Balance, December 31, 2013	$1,413,000

Undisbursed commitments to related parties, December 31, 2013	$1,970,000

PLUMAS BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

17.	EMPLOYEE BENEFIT PLANS

Profit Sharing Plan

The Plumas Bank Profit Sharing Plan commenced April 1, 1988 and is available to employees meeting certain service requirements. Under the Plan, employees are able to defer a selected percentage of their annual compensation. Included under the Plan’s investment options is the option to invest in Company stock. No contribution was made for the years ended December 31, 2013, 2012 and 2011.

Salary Continuation and Retirement Agreements

Salary continuation and retirement agreements are in place for two key executives and seven members of the Board of Directors as well as four former executives and four former directors. Under these agreements, the directors and executives will receive monthly payments for twelve to fifteen years, respectively, after retirement. The estimated present value of these future benefits is accrued over the period from the effective dates of the agreements until the participants’ expected retirement dates. The expense recognized under these plans for the years ended December 31, 2013, 2012 and 2011 totaled $286,000, $507,000 and $385,000, respectively. Accrued compensation payable under these plans totaled $4,009,000 and $4,002,000 at December 31, 2013 and 2012, respectively.

In connection with these agreements, the Bank purchased single premium life insurance policies with cash surrender values totaling $11,504,000 and $11,160,000 at December 31, 2013 and 2012, respectively. Income earned on these policies, net of expenses, totaled $344,000, $345,000 and $352,000 for the years ended December 31, 2013, 2012 and 2011, respectively.

PLUMAS BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

18.	PARENT ONLY CONDENSED FINANCIAL STATEMENTS

CONDENSED BALANCE SHEETS

December 31, 2013 and 2012

	2013	2012
ASSETS
Cash and cash equivalents	$598,000	$477,000
Investment in bank subsidiary	49,585,000	51,372,000
Other assets	1,048,000	1,334,000

Total assets	$51,231,000	$53,183,000

LIABILITIES AND SHAREHOLDERS’ EQUITY
Other liabilities	$33,000	$1,023,000
Note Payable	3,000,000	—
Subordinated debentures	7,295,000	—
Junior subordinated deferrable interest debentures	10,310,000	10,310,000

Total liabilities	20,638,000	11,333,000

Shareholders’ equity:
Preferred stock	—	11,855,000
Common stock	6,249,000	6,093,000
Retained earnings	25,507,000	23,573,000
Accumulated other comprehensive (loss) income	(1,163,000)	329,000

Total shareholders’ equity	30,593,000	41,850,000

Total liabilities and shareholders’ equity	$51,231,000	$53,183,000

CONDENSED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

For the Years Ended December 31, 2013, 2012 and 2011

	2013	2012	2011
Income:
Dividends declared by bank subsidiary	$4,500,000	$—	$—
Earnings from investment in Plumas Statutory Trusts I and II	9,000	10,000	10,000

Total income	4,509,000	10,000	10,000

Expenses:
Interest on note payable	23,000	—	—
Interest on subordinated debentures	541,000	—	—
Interest on junior subordinated deferrable interest debentures	313,000	344,000	326,000
Other expenses	309,000	242,000	199,000

Total expenses	1,186,000	586,000	525,000

Income (loss) before equity in undistributed income of subsidiary	3,323,000	(576,000)	(515,000)
Equity in undistributed (loss) income of subsidiary	(330,000)	2,289,000	1,244,000

Income before income taxes	2,993,000	1,713,000	729,000
Income tax benefit	438,000	237,000	212,000

Net income	$3,431,000	$1,950,000	$941,000

Total comprehensive income	$1,939,000	$2,121,000	$1,151,000

PLUMAS BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

18.	PARENT ONLY CONDENSED FINANCIAL STATEMENTS (Continued)

CONDENSED STATEMENTS OF CASH FLOWS

For the Years Ended December 31, 2013, 2012 and 2011

	2013	2012	2011
Cash flows from operating activities:
Net income	$3,431,000	$1,950,000	$941,000
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Undistributed loss (income) of subsidiary	330,000	(2,289,000)	(1,244,000)
Amortization of discount on debentures	113,000	—	—
Stock-based compensation expense	4,000	5,000	2,000
Decrease (increase) in other assets	285,000	(248,000)	(15,000)
(Decrease) increase in other liabilities	(990,000)	399,000	350,000

Net cash provided by (used in) operating activities	3,173,000	(183,000)	34,000

Cash flows from financing activities:
Issuance of subordinated debt, net of discount	7,182,000	—	—
Issuance of common stock warrant	318,000	—	—
Issuance of note payable	3,000,000	—	—
Repurchase of common stock warrant	(234,000)	—	—
Redemption of preferred stock	(11,384,000)	—	—
Proceeds from exercise of stock options	34,000	—	—
Payment of cash dividends on preferred stock	(1,968,000)	—	—

Net cash used in financing activities	(3,052,000)	—	—

Increase (decrease) in cash and cash equivalents	121,000	(183,000)	34,000
Cash and cash equivalents at beginning of year	477,000	660,000	626,000

Cash and cash equivalents at end of year	$598,000	$477,000	$660,000

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

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

Management, including the undersigned Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of our internal control over financial reporting presented in conformity with accounting principles generally accepted in the United States of America as of December 31, 2013. In conducting its assessment, management used the criteria established by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control — Integrated Framework (1992). Based on this assessment, management concluded that, as of December 31, 2013, our internal control over financial reporting was effective based on those criteria.

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

Dated March 20, 2014

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

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	Exhibits

The following documents are included or incorporated by reference in this Annual Report on Form 10K.

3.1	Articles of Incorporation as amended of Registrant included as exhibit 3.1 to the Registrant’s Form S-4, File No. 333-84534, which is incorporated by reference herein.

3.2	Bylaws of Registrant as amended on March 16, 2011 included as exhibit 3.2 to the Registrant’s Form 10-K for December 31, 2010, which is incorporated by this reference herein.

3.3	Amendment of the Articles of Incorporation of Registrant dated November 1, 2002, is included as exhibit 3.3 to the Registrant’s 10-Q for September 30, 2005, which is incorporated by this reference herein.

3.4	Amendment of the Articles of Incorporation of Registrant dated August 17, 2005, is included as exhibit 3.4 to the Registrant’s 10-Q for September 30, 2005, which is incorporated by this reference herein.

4	Specimen form of certificate for Plumas Bancorp included as exhibit 4 to the Registrant’s Form S-4, File No. 333-84534, which is incorporated by reference herein.

10.1	Executive Salary Continuation Agreement of Andrew J. Ryback dated December 17, 2008, is included as exhibit 10.1 to the Registrant’s 10-K for December 31, 2008, which is incorporated by this reference herein.

10.2	Split Dollar Agreement of Andrew J. Ryback dated August 23, 2005, is included as Exhibit 10.2 to the Registrant’s 8-K filed on October 17, 2005, which is incorporated by this reference herein.

10.3	Subordinated Debenture dated April 15, 2013, is included as Exhibit 10.3 to the Registrant’s 10-Q filed on May 10, 2013, which is incorporated by this reference herein.

10.4	Stock Purchase Warrant dated April 15, 2013, is included as Exhibit 10.4 to the Registrant’s 10-Q filed on May 10, 2013, which is incorporated by this reference herein.

10.5	Subordinated Debenture Purchase Agreement dated April 15, 2013, is included as Exhibit 10.5 to the Registrant’s 10-Q filed on November 7, 2013, which is incorporated by this reference herein.

10.6	Promissory Note Dated October 24, 2013, is included as Exhibit 10.6 to the Registrant’s 10-Q filed on May 10, 2013, which is incorporated by this reference herein.

10.8	Director Retirement Agreement of John Flournoy dated March 21, 2007, is included as Exhibit 10.8 to Registrant’s 10-Q for March 31, 2007, which is incorporated by this reference herein.

10.18	Amended and Restated Director Retirement Agreement of Daniel E. West dated May 10, 2000, is included as Exhibit 10.18 to the Registrant’s 10-QSB for June 30, 2002, which is incorporated by this reference herein.

10.19	Consulting Agreement of Daniel E. West dated May 10, 2000, is included as Exhibit 10.19 to the Registrant’s 10-QSB for June 30, 2002, which is incorporated by this reference herein.

10.21	Amended and Restated Director Retirement Agreement of Alvin G. Blickenstaff dated April 19, 2000, is included as Exhibit 10.21 to the Registrant’s 10-QSB for June 30, 2002, which is incorporated by this reference herein.

10.22	Consulting Agreement of Alvin G. Blickenstaff dated May 8, 2000, is included as Exhibit 10.22 to the Registrant’s 10-QSB for June 30, 2002, which is incorporated by this reference herein.

10.24	Amended and Restated Director Retirement Agreement of Gerald W. Fletcher dated May 10, 2000, is included as Exhibit 10.24 to the Registrant’s 10-QSB for June 30, 2002, which is incorporated by this reference herein.

10.25	Consulting Agreement of Gerald W. Fletcher dated May 10, 2000, is included as Exhibit 10.25 to the Registrant’s 10-QSB for June 30, 2002, which is incorporated by this reference herein.

10.27	Amended and Restated Director Retirement Agreement of Arthur C. Grohs dated May 9, 2000, is included as Exhibit 10.27 to the Registrant’s 10-QSB for June 30, 2002, which is incorporated by this reference herein.

10.28	Consulting Agreement of Arthur C. Grohs dated May 9, 2000, is included as Exhibit 10.28 to the Registrant’s 10-QSB for June 30, 2002, which is incorporated by this reference herein.

10.33	Amended and Restated Director Retirement Agreement of Terrance J. Reeson dated April 19, 2000, is included as Exhibit 10.33 to the Registrant’s 10-QSB for June 30, 2002, which is incorporated by this reference herein.

10.34	Consulting Agreement of Terrance J. Reeson dated May 10, 2000, is included as Exhibit 10.34 to the Registrant’s 10-QSB for June 30, 2002, which is incorporated by this reference herein.

10.37	Deferred Fee Agreement of Alvin Blickenstaff is included as Exhibit 10.37 to the Registrant’s 10-Q for March 31, 2009, which is incorporated by this reference herein.

10.41	Form of Indemnification Agreement (Plumas Bancorp) is included as Exhibit 10.41 to the Registrant’s 10-Q for March 31, 2009, which is incorporated by this reference herein.

10.42	Form of Indemnification Agreement (Plumas Bank) is included as Exhibit 10.42 to the Registrant’s 10-Q for March 31, 2009, which is incorporated by this reference herein.

10.43	Plumas Bank 401(k) Profit Sharing Plan as amended is included as exhibit 99.1 of the Form S-8 filed February 14, 2003, File No. 333-103229, which is incorporated by this reference herein.

10.47	2013 Stock Option Plan is included as exhibit 99.1 of the Form S-8 filed September 12, 2013, which is incorporated by this reference herein.

10.48	Specimen Form of Incentive Stock Option Agreement under the 2013 Stock Option Plan is included as exhibit 99.2 of the Form S-8 filed September 12, 2013, which is incorporated by this reference herein.

10.49	Specimen Form of Nonqualified Stock Option Agreement under the 2013 Stock Option Plan is included as exhibit 99.3 of the Form S-8 filed September 12, 2013, which is incorporated by this reference herein.

10.50	Executive Salary Continuation Agreement of Rose Dembosz, is included as exhibit 10.50 to the Registrant’s 10-K for December 31, 2008, which is incorporated by this reference herein.

10.51	First Amendment to Split Dollar Agreement of Andrew J. Ryback, is included as exhibit 10.51 to the Registrant’s 10-K for December 31, 2008, which is incorporated by this reference herein.

10.64	First Amendment to the Plumas Bank Amended and Restated Director Retirement Agreement for Alvin Blickenstaff adopted on September 19, 2007, is included as Exhibit 10.64 to the Registrant’s 8-K filed on September 25, 2007, which is incorporated by this reference herein.

10.65	First Amendment to the Plumas Bank Amended and Restated Director Retirement Agreement for Arthur C. Grohs adopted on September 19, 2007, is included as Exhibit 10.65 to the Registrant’s 8-K filed on September 25, 2007, which is incorporated by this reference herein.

10.66	Director Retirement Agreement of Robert McClintock, is included as Exhibit 10.66 to the Registrant’s 10-K filed on March 23, 2012, which is incorporated by this reference herein.

10.67	First Amendment to the Plumas Bank Amended and Restated Director Retirement Agreement for Terrance J. Reeson adopted on September 19, 2007, is included as Exhibit 10.67 to the Registrant’s 8-K filed on September 25, 2007, which is incorporated by this reference herein.

10.69	First Amendment to the Plumas Bank Amended and Restated Director Retirement Agreement for Daniel E. West adopted on September 19, 2007, is included as Exhibit 10.69 to the Registrant’s 8-K filed on September 25, 2007, which is incorporated by this reference herein.

10.70	First Amendment to the Plumas Bank Amended and Restated Director Retirement Agreement for Gerald W. Fletcher adopted on October 9, 2007, is included as Exhibit 10.70 to the Registrant’s 10-Q for September 30, 2007, which is incorporated by this reference herein.

11	Computation of per share earnings appears in the attached 10-K under Item 8 Financial Statements Plumas Bancorp and Subsidiary Notes to Consolidated Financial Statements as Footnote 13 – Shareholders’ Equity.

21.01	Plumas Bank – California.

21.02	Plumas Statutory Trust I – Connecticut.

21.03	Plumas Statutory Trust II – Connecticut.

23.01*	Independent Registered Public Accountant’s Consent for audit of years ended December 31, 2013 and December 31, 2012 dated March 20, 2014.

31.1*	Rule 13a-14(a) [Section 302] Certification of Principal Financial Officer dated March 20, 2014.

31.2*	Rule 13a-14(a) [Section 302] Certification of Principal Executive Officer dated March 20, 2014.

32.1*	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 dated March 20, 2014.

32.2*	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 dated March 20, 2014.

101.INS*	XBRL Instance Document.

101.SCH*	XBRL Taxonomy Schema.

101.CAL*	XBRL Taxonomy Calculation Linkbase.

101.DEF*	XBRL Taxonomy Definition Linkbase.

101.LAB*	XBRL Taxonomy Label Linkbase.

101.PRE*	XBRL Taxonomy Presentation Linkbase.

*	Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PLUMAS BANCORP (Registrant)

Date: March 20, 2014

/s/ ANDREW J. RYBACK Andrew J. Ryback President and Chief Executive Officer

/s/ RICHARD L. BELSTOCK Richard L. Belstock Executive Vice President and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

/s/ DANIEL E. WEST Daniel E. West, Director and Chairman of the Board	Dated: March 20, 2014

/s/ TERRANCE J. REESON Terrance J. Reeson, Director and Vice Chairman of the Board	Dated: March 20, 2014

/s/ ALVIN G. BLICKENSTAFF Alvin G. Blickenstaff, Director	Dated: March 20, 2014

/s/ W. E. ELLIOTT William E. Elliott, Director	Dated: March 20, 2014

/s/ Steven M. Coldani Steven M. Coldani, Director	Dated: March 20, 2014

/s/ GERALD W. FLETCHER Gerald W. Fletcher, Director	Dated: March 20, 2014

/s/ JOHN FLOURNOY John Flournoy, Director	Dated: March 20, 2014

/s/ ARTHUR C. GROHS Arthur C. Grohs, Director	Dated: March 20, 2014

/s/ ROBERT J. MCCLINTOCK Robert J. McClintock, Director	Dated: March 20, 2014