Form 10-Q
period 2014-03-31
PLUMAS BANCORP
filed 2014-05-07
CIK 1168455

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED March 31, 2014

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of May 6, 2014. 4,789,639 shares

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

PLUMAS BANCORP

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands, except share data)

	March 31, 2014	December 31, 2013
Assets
Cash and cash equivalents	$50,214	$49,917
Investment securities available for sale	88,830	90,343
Loans, less allowance for loan losses of $5,715 at March 31, 2014 and $5,517 at December 31, 2013	340,931	334,374
Premises and equipment, net	12,260	12,519
Bank owned life insurance	11,591	11,504
Real estate and vehicles acquired through foreclosure	5,767	6,459
Accrued interest receivable and other assets	10,092	10,609

Total assets	$519,685	$515,725

Liabilities and Shareholders’ Equity
Deposits:
Non-interest bearing	$158,949	$162,816
Interest bearing	296,235	286,623

Total deposits	455,184	449,439
Repurchase agreements	6,064	9,109
Note payable	3,000	3,000
Subordinated debenture	7,334	7,295
Accrued interest payable and other liabilities	5,927	5,979
Junior subordinated deferrable interest debentures	10,310	10,310

Total liabilities	487,819	485,132

Commitments and contingencies (Note 6)
Shareholders’ equity:
Common stock, no par value; 22,500,000 shares authorized; issued and outstanding – 4,789,639 shares at March 31, 2014 and 4,787,739 at December 31, 2013	6,264	6,249
Retained earnings	26,449	25,507
Accumulated other comprehensive loss	(847)	(1,163)

Total shareholders’ equity	31,866	30,593

Total liabilities and shareholders’ equity	$519,685	$515,725

See notes to unaudited condensed consolidated financial statements.

PLUMAS BANCORP

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(In thousands, except per share data)

	For the Three Months
	Ended March 31,
	2014	2013
Interest Income:
Interest and fees on loans	$4,608	$4,316
Interest on investment securities	374	256
Other	30	22

Total interest income	5,012	4,594
Interest Expense:
Interest on deposits	133	155
Interest on note payable	32	—
Interest on subordinated debt	188	—
Interest on junior subordinated deferrable interest debentures	74	83
Other	2	27

Total interest expense	429	265

Net interest income before provision for loan losses	4,583	4,329
Provision for Loan Losses	150	700

Net interest income after provision for loan losses	4,433	3,629
Non-Interest Income:
Service charges	994	876
Gain on sale of loans	332	521
Other	362	303

Total non-interest income	1,688	1,700
Non-Interest Expenses:
Salaries and employee benefits	2,369	2,219
Occupancy and equipment	779	757
Other	1,413	1,399

Total non-interest expenses	4,561	4,375

Income before provision for income taxes	1,560	954
Provision for Income Taxes	618	338

Net income	$942	$616

Preferred Stock Dividends and Discount Accretion	—	(171)

Net income available to common shareholders	$942	$445

Basic earnings per common share	$0.20	$0.09

Diluted earnings per common share	$0.19	$0.09

See notes to unaudited condensed consolidated financial statements.

PLUMAS BANCORP

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

(In thousands)

	For the Three Months Ended March 31,
	2014	2013
Net income	$942	$616

Other comprehensive income (loss):
Change in net unrealized gain(loss)	538	(287)
Less: Reclassification adjustments for net gains included in net income	—	—

Net unrealized holding gain (loss)	538	(287)
Income tax effect	(222)	119

Total other comprehensive income (loss)	316	(168)

Total comprehensive income	$1,258	$448

See notes to unaudited condensed consolidated financial statements.

PLUMAS BANCORP

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	For the Three Months Ended March 31,
	2014	2013
Cash Flows from Operating Activities:
Net income	$942	$616
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	150	700
Change in deferred loan origination costs/fees, net	(185)	(208)
Depreciation and amortization	325	342
Stock-based compensation expense	9	9
Amortization of investment security premiums	118	114
Gain on sale of OREO and other vehicles	(70)	(26)
Gain on sale of loans held for sale	(332)	(521)
Loans originated for sale	(2,965)	(4,577)
Proceeds from loan sales	5,318	7,672
Provision from change in OREO valuation	135	114
Earnings on bank-owned life insurance	(87)	(91)
Decrease in accrued interest receivable and other assets	360	538
Decrease in accrued interest payable and other liabilities	(52)	(972)

Net cash provided by operating activities	3,666	3,710

Cash Flows from Investing Activities:
Proceeds from matured and called available-for-sale investment securities	13,045	6,000
Proceeds from principal repayments from available-for-sale government-sponsored mortgage-backed securities	2,049	2,242
Purchases of available-for-sale securities	(13,159)	(8,122)
Net increase in loans	(8,519)	(1,711)
Proceeds from sale of OREO	431	243
Proceeds from sale of other vehicles	93	51
Purchase of premises and equipment	(15)	(20)

Net cash used in investing activities	(6,075)	(1,317)

Continued on next page.

PLUMAS BANCORP

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

(Continued)

	For the Three Months Ended March 31,
	2014	2013
Cash Flows from Financing Activities:
Net increase in demand, interest bearing and savings deposits	$7,137	$3,804
Net decrease in time deposits	(1,392)	(3,134)
Net (decrease ) increase in securities sold under agreements to repurchase	(3,045)	24
Proceeds from exercise of stock options	6	—

Net cash provided by financing activities	2,706	694

Increase in cash and cash equivalents	297	3,087
Cash and Cash Equivalents at Beginning of Year	49,917	44,675

Cash and Cash Equivalents at End of Period	$50,214	$47,762

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:
Interest expense	$384	$1,146
Non-Cash Investing Activities:
Real estate and vehicles acquired through foreclosure	$158	$364

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

3. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The condensed consolidated financial statements include the accounts of the Company and the accounts of its wholly-owned subsidiary, Plumas Bank. Plumas Statutory Trust I and Plumas Statutory Trust II are not consolidated into the Company’s consolidated financial statements and, accordingly, are accounted for under the equity method. In the opinion of management, the unaudited condensed consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the Company’s financial position at March 31, 2014 and the results of its operations and its cash flows for the three-month periods ended March 31, 2014 and 2013. Our condensed consolidated balance sheet at December 31, 2013 is derived from audited financial statements. Certain reclassifications have been made to prior period’s balances to conform to classifications used in 2014.

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

These interim financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s 2013 Annual Report to Shareholders on Form 10-K. The results of operations for the three-month period ended March 31, 2014 may not necessarily be indicative of future operating results. In preparing such financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the balance sheet and revenues and expenses for the periods reported. Actual results could differ significantly from those estimates.

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

4. INVESTMENT SECURITIES AVAILABLE FOR SALE

The amortized cost and estimated fair value of investment securities at March 31, 2014 and December 31, 2013 consisted of the following, in thousands:

Available-for-Sale	March 31, 2014
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Debt securities:
U.S. Government-sponsored agencies	$16,080	$19	$(69)	$16,030
U.S. Government-sponsored agencies collateralized by mortgage obligations-residential	71,257	67	(1,486)	69,838
Obligations of states and political subdivisions	2,935	31	(4)	2,962

	$90,272	$117	$(1,559)	$88,830

Net unrealized loss on available-for-sale investment securities totaling $1,442,000 were recorded, net of $595,000 in tax benefits, as accumulated other comprehensive income within shareholders’ equity at March 31, 2014. No securities were sold during the three months ended March 31, 2014.

Available-for-Sale	December 31, 2013
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Debt securities:
U.S. Government-sponsored agencies	$27,132	$40	$(75)	$27,097
U.S. Government-sponsored agencies collateralized by mortgage obligations-residential	63,807	22	(1,954)	61,875
Obligations of states and political subdivisions	1,384	4	(17)	1,371

	$92,323	$66	$(2,046)	$90,343

Net unrealized loss on available-for-sale investment securities totaling $1,980,000 were recorded, net of $817,000 in tax benefits, as accumulated other comprehensive income within shareholders’ equity at December 31, 2013. No securities were sold during the year ended December 31, 2013.

There were no transfers of available-for-sale investment securities during the three months and year ended March 31, 2014 and twelve months ended December 31, 2013. There were no securities classified as held-to-maturity at March 31, 2014 or December 31, 2013.

Investment securities with unrealized losses at March 31, 2014 and December 31, 2013 are summarized and classified according to the duration of the loss period as follows, in thousands:

	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
March 31, 2014
Debt securities:
U.S. Government-sponsored agencies	$7,953	$69			$7,953	$69
U.S. Government agencies collateralized by mortgage obligations-residential	52,159	1,205	$5,880	$281	58,039	1,486
Obligations of states and political subdivisions	1,166	4	—	—	1,166	4

	$61,278	$1,278	$5,880	$281	$67,158	$1,559

December 31, 2013
Debt securities:
U.S. Government-sponsored agencies	$5,930	$75			$5,930	$75
U.S. Government agencies collateralized by mortgage obligations-residential	53,603	1,700	$4,317	$254	57,920	1,954
Obligations of states and political subdivisions	928	17	—	—	928	17

	$60,461	$1,792	$4,317	$254	$64,778	$2,046

At March 31, 2014, the Company held 84 securities of which 60 were in a loss position. Of the securities in a loss position, all but 6 were in a loss position for less than twelve months. Of the 60 securities 8 are U.S. Government-sponsored agencies 47 are U.S. Government-sponsored agencies collateralized by residential mortgage obligations and 5 were obligations of states and political subdivisions. The unrealized losses relate principally to market rate conditions. All of the securities continue to pay as scheduled. When analyzing an issuer’s financial condition, management considers the length of time and extent to which the market value has been less than cost; the historical and implied volatility of the security; the financial condition of the issuer of the security; and the Company’s intent and ability to hold the security to recovery. As of March 31, 2014, management does not have the intent to sell these securities nor does it believe it is more likely than not that it will be required to sell these securities before the recovery of its amortized cost basis. Based on the Company’s evaluation of the above and other relevant factors, the Company does not believe the securities that are in an unrealized loss position as of March 31, 2014 are other than temporarily impaired.

The amortized cost and estimated fair value of investment securities at March 31, 2014 by contractual maturity are shown below, in thousands.

	Amortized Cost	Estimated Fair Value
Within one year	$4,082	$4,092
After one year through five years	11,998	11,939
After five years through ten years	2,678	2,705
After ten years	257	256
Investment securities not due at a single maturity date:
Government-sponsored mortgage-backed securities	71,257	69,838

	$90,272	$88,830

Expected maturities will differ from contractual maturities because the issuers of the securities may have the right to call or prepay obligations with or without call or prepayment penalties. Investment securities with amortized costs totaling $48,787,000 and $54,373,000 and estimated fair values totaling $48,039,000 and $53,493,000 March 31, 2014 and December 31, 2013, respectively, were pledged to secure deposits and repurchase agreements.

5. LOANS AND THE ALLOWANCE FOR LOAN LOSSES

Outstanding loans are summarized below, in thousands:

	March 31,	December 31,
	2014	2013
Commercial	$28,118	$32,612
Agricultural	28,802	30,647
Real estate—residential	30,090	31,322
Real estate – commercial	162,979	155,942
Real estate – construction and land development	20,294	17,793
Equity lines of credit	37,041	35,800
Auto	33,779	30,305
Other	4,080	4,130

	345,183	338,551
Deferred loan costs, net	1,463	1,340
Allowance for loan losses	(5,715)	(5,517)

	$340,931	$334,374

Changes in the allowance for loan losses, in thousands, were as follows:

	March 31,	December 31,
	2014	2013
Balance, beginning of year	$5,517	$5,686
Provision charged to operations	150	1,400
Losses charged to allowance	(195)	(1,915)
Recoveries	243	346

Balance, end of year	$5,715	$5,517

The recorded investment in impaired loans totaled $11,259,000 and $9,815,000 at March 31, 2014 and December 31, 2013, respectively. The Company had specific allowances for loan losses of $1,306,000 on impaired loans of $4,085,000 at March 31, 2014 as compared to specific allowances for loan losses of $629,000 on impaired loans of $2,322,000 at December 31, 2013. The balance of impaired loans in which no specific reserves were required totaled $7,174,000 and $7,493,000 at March 31, 2014 and December 31, 2013, respectively. The average recorded investment in impaired loans for the three months ended March 31, 2014 and March 31, 2013 was $8,713,000 and $17,440,000, respectively. The Company recognized $95,000 and $103,000 in interest income on a cash basis for impaired loans during the three months ended March 31, 2014 and 2013, respectively.

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

The carrying value of troubled debt restructurings at March 31, 2014 and December 31, 2013 was $7,418,000 and $7,616,000, respectively. The Company has allocated $500,000 and $284,000 of specific reserves on loans to customers whose loan terms have been modified in troubled debt restructurings as of March 31, 2014 and December 31, 2013, respectively. The Company has not committed to lend additional amounts on loans classified as troubled debt restructurings at March 31, 2014 and December 31, 2013.

During the three month period ended March 31, 2014 and March 31, 2013, the terms of certain loans were modified as troubled debt restructurings. Modifications involving a reduction of the stated interest rate of the loan was for periods ranging from 1 month to 10 years and those with decreases in rates ranged from 0% to 1.5%.

There were no troubled debt restructurings that occurred during the three months ending March 31, 2014.

The following table presents loans by class modified as troubled debt restructurings that occurred during the three months ending March 31, 2013, dollars in thousands:

	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Recorded Investment
Troubled Debt Restructurings:
Auto	1	$8	$7

Total	1	$8	$7

The troubled debt restructurings described above resulted in no allowance for loan losses or charge-offs during the three months ending March 31, 2013.

There were no troubled debt restructurings for which there was a payment default within twelve months following the modification during the three months ended March 31, 2014.

The following table presents loans by class modified as troubled debt restructurings for which there was a payment default within twelve months following the modification during the three months ended March 31, 2013, dollars in thousands.

	Number of	Recorded
	Loans	Investment
Troubled Debt Restructurings:
Real estate – construction and land development	1	$1,150

Total	1	$1,150

The troubled debt restructurings described above increased the allowance for loan losses by $154,000 and resulted in no charge-offs during the three months ending March 31, 2013.

The terms of certain other loans were modified during the three months ending March 31, 2014 and year ending December 31, 2013 that did not meet the definition of a troubled debt restructuring. These loans have a total recorded investment as of March 31, 2014 and December 31, 2013 of $6 million and $14 million, respectively.

These loans which were modified during the three months ended March 31, 2014 and year ended December 31, 2013 did not meet the definition of a troubled debt restructuring as the modification was a delay in a payment ranging from 30 days to 3 months that was considered to be insignificant or the borrower was not considered to be experiencing financial difficulties.

At March 31, 2014 and December 31, 2013, nonaccrual loans totaled $8,555,000 and $5,519,000, respectively. Interest foregone on nonaccrual loans totaled $101,000 and $180,000 for the three months ended March 31, 2014 and 2013, respectively. Loans past due 90 days or more and on accrual status totaled $6,000 and $17,000 at March 31, 2014 and December 31, 2013, respectively.

Salaries and employee benefits totaling $341,000 and $294,000 have been deferred as loan origination costs during the three months ended March 31, 2014 and 2013, respectively.

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

Loss – Loans classified as loss are considered uncollectible and charged off immediately.

The following table shows the loan portfolio allocated by management’s internal risk ratings at the dates indicated, in thousands:

March 31, 2014	Commercial Credit Exposure
	Credit Risk Profile by Internally Assigned Grade
	Commercial	Agricultural	Real Estate- Residential	Real Estate- Commercial	Real Estate- Construction	Equity LOC	Total
Grade:
Pass	$26,918	$28,363	$28,631	$152,387	$18,572	$35,766	$290,637
Watch	953	379	330	4,494	—	153	6,309
Substandard	247	60	1,129	6,098	1,722	1,122	10,378
Doubtful	—	—	—	—	—	—	—

Total	$28,118	$28,802	$30,090	$162,979	$20,294	$37,041	$307,324

December 31, 2013	Commercial Credit Exposure
	Credit Risk Profile by Internally Assigned Grade
	Commercial	Agricultural	Real Estate- Residential	Real Estate- Commercial	Real Estate- Construction	Equity LOC	Total
Grade:
Pass	$30,477	$30,213	$30,007	$147,605	$17,733	$34,742	$290,777
Watch	1,420	345	346	3,484	—	157	5,752
Substandard	665	89	969	4,853	60	890	7,526
Doubtful	50	—	—	—	—	11	61

Total	$32,612	$30,647	$31,322	$155,942	$17,793	$35,800	$304,116

	Consumer Credit Exposure			Consumer Credit Exposure
	Credit Risk Profile Based on Payment Activity			Credit Risk Profile Based on Payment Activity
	March 31, 2014			December 31, 2013
	Auto	Other	Total	Auto	Other	Total
Grade:
Performing	$33,703	$4,071	$37,774	$30,228	$4,113	$34,341
Non-performing	76	9	85	77	17	94

Total	$33,779	$4,080	$37,859	$30,305	$4,130	$34,435

The following tables show the allocation of the allowance for loan losses at the dates indicated, in thousands:

			Real Estate-	Real Estate-	Real Estate-
	Commercial	Agricultural	Residential	Commercial	Construction	Equity LOC	Auto	Other	Total
Three months ended 3/31/14:
Allowance for Loan Losses
Beginning balance	$785	$164	$638	$1,774	$944	$613	$449	$150	$5,517
Charge-offs	(86)	—	—	—	—	(11)	(71)	(27)	(195)
Recoveries	13	—	19	1	162	12	12	24	243
Provision	(170)	13	(53)	187	60	97	39	(23)	150

Ending balance	$542	$177	$604	$1,962	$1,166	$711	$429	$124	$5,715

Three months ended 3/31/13:
Allowance for Loan Losses
Beginning balance	$855	$159	$894	$1,656	$950	$736	$289	$147	$5,686
Charge-offs	(153)	—	(221)	(132)	(55)	—	(22)	(63)	(646)
Recoveries	9	—	—	2	—	—	17	9	37
Provision	75	6	(19)	(108)	705	(28)	6	63	700

Ending balance	$786	$165	$654	$1,418	$1,600	$708	$290	$156	$5,777

March 31, 2014:
Allowance for Loan Losses
Ending balance: individually evaluated for impairment	$29	$—	$253	$522	$231	$257	$11	$3	$1,306

Ending balance: collectively evaluated for impairment	$513	$177	$351	$1,440	$935	$454	$418	$121	$4,409

Loans
Ending balance	$28,118	$28,802	$30,090	$162,979	$20,294	$37,041	$33,779	$4,080	$345,183

Ending balance: individually evaluated for impairment	$1,092	$267	$2,669	$4,364	$1,731	$1,057	$76	$3	$11,259

Ending balance: collectively evaluated for impairment	$27,026	$28,535	$27,421	$158,615	$18,563	$35,984	$33,703	$4,077	$333,924

December 31, 2013:
Allowance for Loan Losses
Ending balance: individually evaluated for impairment	$79	$—	$200	$232	$13	$105	$—	$—	$629

Ending balance: collectively evaluated for impairment	$706	$164	$438	$1,542	$931	$508	$449	$150	$4,888

Loans
Ending balance	$32,612	$30,647	$31,322	$155,942	$17,793	$35,800	$30,305	$4,130	$338,551

Ending balance: individually evaluated for impairment	$1,324	$267	$2,475	$3,074	$1,737	$861	$77	$—	$9,815

Ending balance: collectively evaluated for impairment	$31,288	$30,380	$28,847	$152,868	$16,056	$34,939	$30,228	$4,130	$328,736

The following table shows an aging analysis of the loan portfolio by the time past due, in thousands:

March 31, 2014	30-89 Days	90 Days and		Total
	Past Due	Still Accruing	Nonaccrual	Past Due	Current	Total
Commercial:
Commercial	$28	$—	$1,066	$1,094	$27,024	$28,118
Agricultural	—	—	—	—	28,802	28,802
Real estate – construction	—	—	1,587	1,587	18,707	20,294
Real estate	109	—	3,656	3,765	159,214	162,979
Residential:
Real estate	158	—	1,110	1,268	28,822	30,090
Equity LOC	97	—	1,057	1,154	35,887	37,041
Consumer:
Auto	389	—	76	465	33,314	33,779
Other	116	6	3	125	3,955	4,080

Total	$897	$6	$8,555	$9,458	$335,725	$345,183

December 31, 2013	30-89 Days	90 Days and		Total
	Past Due	Still Accruing	Nonaccrual	Past Due	Current	Total
Commercial:
Commercial	$129	$—	$1,295	$1,424	$31,188	$32,612
Agricultural	—	—	—	—	30,647	30,647
Real estate – construction	25	—	18	43	17,750	17,793
Real estate	304	—	2,369	2,673	153,269	155,942
Residential:
Real estate	695	—	899	1,594	29,728	31,322
Equity LOC	72	—	861	933	34,867	35,800
Consumer:
Auto	244	—	77	321	29,984	30,305
Other	63	17	—	80	4,050	4,130

Total	$1,532	$17	$5,519	$7,068	$331,483	$338,551

The following tables show information related to impaired loans at the dates indicated, in thousands:

As of March 31, 2014:	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Commercial	$1,042	$1,289		$1,357	$1
Agricultural	267	267		267	5
Real estate – construction	1,041	1,041		188	3
Real estate – commercial	2,287	2,725		2,298	13
Real estate – residential	2,083	2,115		2,095	21
Equity Lines of Credit	389	389		392	2
Auto	65	65		36	2
Other	—	—		—	—
With an allowance recorded:
Commercial	$50	$50	$29	$18	$1
Agricultural	—	—	—	—	—
Real estate – construction	690	690	231	25	1
Real estate – commercial	2,077	2,077	522	919	35
Real estate – residential	586	592	253	586	2
Equity Lines of Credit	668	668	257	521	9
Auto	11	11	11	11	—
Other	3	3	3	—	—
Total:
Commercial	$1,092	$1,339	$29	$1,375	$2
Agricultural	267	267	—	267	5
Real estate – construction	1,731	1,731	231	213	4
Real estate – commercial	4,364	4,802	522	3,217	48
Real estate – residential	2,669	2,707	253	2,681	23
Equity Lines of Credit	1,057	1,057	257	913	11
Auto	76	76	11	47	2
Other	3	3	3	—	—

Total	$11,259	$11,982	$1,306	$8,713	$95

As of December 31, 2013:	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Commercial	$1,224	$1,493		$1,239	$3
Agricultural	267	267		267	20
Real estate – construction	1,325	1,325		1,384	79
Real estate – commercial	2,237	2,675		2,489	53
Real estate – residential	2,024	2,035		2,057	89
Equity Lines of Credit	339	339		294	9
Auto	77	77		20	3
Other	—	—		—	—
With an allowance recorded:
Commercial	$100	$100	$79	$58	$—
Agricultural	—	—	—	—	—
Real estate – construction	412	412	13	417	25
Real estate – commercial	837	837	232	994	—
Real estate – residential	451	451	200	452	10
Equity Lines of Credit	522	522	105	511	7
Auto	—	—	—	—	—
Other	—	—	—	—	—
Total:
Commercial	$1,324	$1,593	$79	$1,297	$3
Agricultural	267	267	—	267	20
Real estate – construction	1,737	1,737	13	1,801	104
Real estate – commercial	3,074	3,512	232	3,483	53
Real estate – residential	2,475	2,486	200	2,509	99
Equity Lines of Credit	861	861	105	805	16
Auto	77	77	—	20	3
Other	—	—	—	—	—

Total	$9,815	$10,533	$629	$10,182	$298

6. COMMITMENTS AND CONTINGENCIES

The Company is party to claims and legal proceedings arising in the ordinary course of business. In the opinion of the Company’s management, the amount of ultimate liability with respect to such proceedings will not have a material adverse effect on the financial condition or result of operations of the Company taken as a whole.

In the normal course of business, there are various outstanding commitments to extend credit, which are not reflected in the financial statements, including loan commitments of $90,933,000 and $84,229,000 and stand-by letters of credit of $60,000 and $60,000 at March 31, 2014 and December 31, 2013, respectively.

Of the loan commitments outstanding at March 31, 2014, $10,191,000 are real estate construction loan commitments that are expected to fund within the next twelve months. The remaining commitments primarily relate to revolving lines of credit or other commercial loans, and many of these are expected to expire without being drawn upon. Therefore, the total commitments do not necessarily represent future cash requirements. Each loan commitment and the amount and type of collateral obtained, if any, are evaluated on an individual basis. Collateral held varies, but may include real property, bank deposits, debt or equity securities or business assets.

Stand-by letters of credit are conditional commitments written to guarantee the performance of a customer to a third party. These guarantees are primarily related to the purchases of inventory by commercial customers and are typically short-term in nature. Credit risk is similar to that involved in extending loan commitments to customers and accordingly, evaluation and collateral requirements similar to those for loan commitments are used. The deferred liability related to the Company’s stand-by letters of credit was not significant at March 31, 2014 or December 31, 2013.

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

	For the Three Months Ended March 31,
(In thousands, except per share data)	2014	2013
Net Income:
Net income	$942	$616
Dividends and discount accretion on preferred shares	—	(171)

Net income available to common shareholders	$942	$445

Earnings Per Share:
Basic earnings per share	$0.20	$0.09
Diluted earnings per share	$0.19	$0.09
Weighted Average Number of Shares Outstanding:
Basic shares	4,788	4,776
Diluted shares	4,929	4,831

Shares of common stock issuable under stock options and warrants for which the exercise prices were greater than the average market prices were not included in the computation of diluted earnings per share due to their antidilutive effect. Stock options and warrants not included in the computation of diluted earnings per share, due to shares not being in-the-money and having an antidilutive effect, were approximately 161,000 and 439,000 for the three month periods ended March 31, 2014 and 2013, respectively.

8. STOCK-BASED COMPENSATION

Stock Options

In 2001, the Company established a Stock Option Plan for which 350,859 shares of common stock remain reserved for issuance to employees and directors and no shares are available for future grants as of March 31, 2014.

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

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term in Years	Intrinsic Value
Options outstanding at January 1, 2014	365,059	$8.53
Options cancelled	(12,300)	13.65
Options exercised	(1,900)	2.95

Options outstanding at March 31, 2014	350,859	$8.38	3.2	$620,319

Options exercisable at March 31, 2014	301,666	$9.27	3.0	$459,435
Expected to vest after March 31, 2014	31,363	$2.95	5.0	$102,556

As of March 31, 2014, there was $39,000 of total unrecognized compensation cost related to non-vested, share-based compensation arrangements granted under the Plan. That cost is expected to be recognized over a weighted average period of 1 year.

The total fair value of options vested during the three months ended March 31, 2014 and 2013 was $49,000 and $52,000, respectively. The total intrinsic value of options at time of exercise was $6,000 for the three months ended March 31, 2014.

Cash received from option exercise for the three months ended March 31, 2014 was $6,000. There was no tax benefit realized for the tax deduction from options exercised in 2014.

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

Interest expense and penalties associated with unrecognized tax benefits, if any, are classified as income tax expense in the consolidated income statement. There have been no significant changes to unrecognized tax benefits or accrued interest and penalties for the three months ended March 31, 2014.

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

Fair Value of Financial Instruments

The carrying amounts and estimated fair values of financial instruments, at March 31, 2014 and December 31, 2013 are as follows, in thousands:

		Fair Value Measurements at March 31, 2014 Using:
	Carrying Value	Level 1	Level 2	Level 3	Total Fair Value
Financial assets:
Cash and cash equivalents	$50,214	$50,214			$50,214
Investment securities	88,830		$88,830		88,830
Loans, net	340,931			$342,757	342,757
FHLB stock	2,226				N/A
Accrued interest receivable	1,499		224	1,275	1,499
Financial liabilities:
Deposits	455,184	393,894	61,331		455,225
Repurchase agreements	6,064		6,064		6,064
Note payable	3,000			3,000	3,000
Subordinated debenture	7,334			7,120	7,120
Junior subordinated deferrable interest debentures	10,310			6,997	6,997
Accrued interest payable	104	6	65	33	104

		Fair Value Measurements at December 31, 2013 Using:
	Carrying Value	Level 1	Level 2	Level 3	Total Fair Value
Financial assets:
Cash and cash equivalents	$49,917	$49,917			$49,917
Investment securities	90,343		$90,343		90,343
Loans, net	334,374			$337,392	337,392
FHLB stock	2,226				N/A
Accrued interest receivable	1,691		260	1,431	1,691
Financial liabilities:
Deposits	449,439	386,757	62,743		449,500
Repurchase agreements	9,109		9,109		9,109
Note payable	3,000			3,000	3,000
Subordinated debenture	7,295			7,121	7,121
Junior subordinated deferrable interest debentures	10,310			7,193	7,193
Accrued interest payable	98	6	58	34	98

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

The following tables present information about the Company’s assets and liabilities measured at fair value on a recurring and non-recurring basis as of March 31, 2014 and December 31, 2013, and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value:

Assets and liabilities measured at fair value on a recurring basis at March 31, 2014 and December 31, 2013 are summarized below, in thousands:

		Fair Value Measurements at March 31, 2014 Using
	Total Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
U.S. Government-sponsored agencies	$16,030		$16,030
U.S. Government-sponsored agencies collateralized by mortgage obligations-residential	69,838		69,838
Obligations of states and political subdivisions	2,962		2,962

	$88,830	$—	$88,830	$—

		Fair Value Measurements at December 31, 2013 Using
	Total Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
U.S. Government-sponsored agencies	$27,097		$27,097
U.S. Government-sponsored agencies collateralized by mortgage obligations-residential	61,875		61,875
Obligations of states and political subdivisions	1,371		1,371

	$90,343	$-	$90,343	$—

The fair value of securities available-for-sale equals quoted market price, if available. If quoted market prices are not available, fair value is determined using quoted market prices for similar securities or matrix pricing. There were no changes in the valuation techniques used during 2014 or 2013. Transfers between hierarchy measurement levels are recognized by the Company as of the beginning of the reporting period. Changes in fair market value are recorded in other comprehensive income.

Assets and liabilities measured at fair value on a non-recurring basis at March 31, 2014 are summarized below, in thousands:

		Fair Value Measurements at March 31, 2014 Using
		Quoted Prices in	Significant Other	Significant	Three Months Ended March 31, 2014
	Total Fair Value	Active Markets for Identical Assets (Level 1)	Observable Inputs (Level 2)	Unobservable Inputs (Level 3)	Total Gains (Losses)
Assets:
Impaired loans:
Commercial	$762	$—	$—	$762	$—
Agricultural	—			—	—
Real estate – residential	183			183	(60)
Real estate – commercial	2,319			2,319	(290)
Real estate – construction and land development	65			65	(215)
Equity lines of credit	354			354	(136)
Auto	—			—	(3)
Other	—			—	(11)

Total impaired loans	3,683	—	—	3,683	(715)

Other real estate:
Real estate – residential	358			358	11
Real estate – commercial	1,085			1,085	(20)
Real estate – construction and land development	4,053			4,053	(126)
Equity lines of credit	234			234	—

Total other real estate	5,730	—	—	5,730	(135)

	$9,413	$—	$—	$9,413	$(850)

Assets and liabilities measured at fair value on a non-recurring basis at December 31, 2013 are summarized below, in thousands:

		Fair Value Measurements at December 31, 2013 Using
		Quoted Prices in	Significant Other	Significant	Three Months Ended March 31, 2013
	Total Fair Value	Active Markets for Identical Assets (Level 1)	Observable Inputs (Level 2)	Unobservable Inputs (Level 3)	Total Gains (Losses)
Assets:
Impaired loans:
Commercial	$767	$—	$—	$767	$(22)
Agricultural	—			—	1
Real estate – residential	28			28	40
Real estate – commercial	1,377			1,377	8
Real estate – construction and land development	—			—	(653)
Equity lines of credit	360			360	(13)
Auto	—			—	—
Other	—			—	(24)

Total impaired loans	2,532	—	—	2,532	(663)

Other real estate:
Real estate – residential	873			873	—
Real estate – commercial	983			983	(9)
Real estate – construction and land development	4,289			4,289	(105)
Equity lines of credit	254			254	—

Total other real estate	6,399	—	—	6,399	(114)

	$8,931	$—	$—	$8,931	$(777)

The Company has no liabilities which are reported at fair value.

The following methods were used to estimate fair value.

Impaired Loans: The fair value of collateral dependent impaired loans with specific allocations of the allowance for loan losses or loans that have been subject to partial charge-offs are generally based on recent real estate appraisals. These appraisals may utilize a single valuation approach or a combination of approaches including comparable sales and the income approach. Adjustments are routinely made in the appraisal process by the independent appraisers to adjust for differences between the comparable sales and income data available. Such adjustments are usually significant and typically result in a Level 3 classification of the inputs for determining fair value. Total losses of $715,000 and $663,000 represent impairment charges recognized during the three months ended March 31, 2014 and 2013, respectively, related to the above impaired loans.

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

The following table presents quantitative information about Level 3 fair value measurements for financial instruments measured at fair value on a non-recurring basis at March 31, 2014 and December 31, 2013 (dollars in thousands):

Description	Fair Value 3/31/14	Fair Value 12/31/2013	Valuation Technique	Significant Unobservable Input	Range (Weighted Average) 3/31/2014	Range (Weighted Average) 12/31/2013
Impaired Loans:
Commercial	$762	$767	Sales Comparison	Adjustment for differences between comparable sales	0%(0%)	0%(0%)
Agricultural	$—	$—	Sales Comparison	Adjustment for differences between comparable sales	N/A	N/A
RE – Residential	$183	$28	Sales Comparison	Adjustment for differences between comparable sales	0% - 8%(7%)	8%(8%)
RE – Commercial	$2,319	$1,377	Sales Comparison	Adjustment for differences between comparable sales	8% - 12%(9%)	10% - 12%(11%)
Land and Construction	$65	$—	Sales Comparison	Adjustment for differences between comparable sales	8%(8%)	N/A
Equity Lines of Credit	$354	$360	Sales Comparison	Adjustment for differences between comparable sales	6% - 8%(7%)	8%(8%)
Other Real Estate:
RE – Residential	$358	$873	Sales Comparison	Adjustment for differences between comparable sales	10%(10%)	10%(10%)
Land and Construction	$4,053	$4,289	Sales Comparison	Adjustment for differences between comparable sales	10%(10%)	10%(10%)
RE – Commercial	$1,085	$983	Sales Comparison	Adjustment for differences between comparable sales	10%(10%)	10%(10%)
Equity Lines of Credit	$234	$254	Sales Comparison	Adjustment for differences between comparable sales	10%(10%)	10%(10%)

11. Adoption of New Accounting Standards

In July 2013, the FASB issued ASU 2013-11, Income Taxes, Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists. The FASB issued ASU 2013-11 to eliminate the diversity in the presentation of unrecognized tax benefits in those instances. The amendments in this update are effective for fiscal years, and interim periods within those years, beginning after December 15, 2013. The Company has determined the provisions for ASU 2013-11 did not have a material impact on the financial statements.

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

INTRODUCTION

The following discussion and analysis sets forth certain statistical information relating to the Company as of March 31, 2014 and December 31, 2013 and for the three month periods ended March 31, 2014 and 2013. This discussion should be read in conjunction with the condensed consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q and the consolidated financial statements and notes thereto included in Plumas Bancorp’s Annual Report filed on Form 10-K for the year ended December 31, 2013.

Plumas Bancorp trades on The NASDAQ Capital Market under the ticker symbol “PLBC”.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

There have been no changes to the Company’s critical accounting policies from those disclosed in the Company’s 2013 Annual Report to Shareholders on Form 10-K.

This discussion should be read in conjunction with our unaudited condensed consolidated financial statements, including the notes thereto, appearing elsewhere in this report.

OVERVIEW

Earnings increased by $326 thousand from $616 thousand during the first quarter of 2013 to $942 thousand during the current quarter. Earnings benefited from an increase of $254 thousand in net interest income and a decline of $550 thousand in the provision for loan losses. Partially offsetting these positive variances were a $12 thousand decline in non-interest income, a $186 thousand increase in non-interest expense and an increase in income tax expense of $280 thousand. The decrease in loan loss provision includes the effect of a $657 thousand decline in net loan charge-offs from $609 thousand during the three months ended March 31, 2013 to net recoveries of $48 thousand during the current three month period.

Net income allocable to common shareholders increased by $497 thousand from $445 thousand during the first quarter of 2013 to $942 thousand during the current quarter. Diluted earnings per share increased to $0.19 during the three months ended March 31, 2014 compared to $0.09 during the first quarter of 2013. Income allocable to common shareholders is calculated by subtracting, during the 2013 quarter, preferred stock dividends and accretion of the discount on preferred stock from net income. There was no preferred stock outstanding during 2014.

Total assets at March 31, 2014 were $520 million, an increase of $4 million from December 31, 2013. This increase included an increase in cash and cash equivalents of $297 thousand and an increase in net loans of $6.6 million partially offset by a decline of $1.5 million in investment securities and $1.4 in all other assets. Net loan balances increased from $334 million at December 31, 2013 to $341 million at March 31, 2014. Investment securities declined from $90.3 million at December 31, 2013 to $88.8 million at March 31, 2014.

Deposits totaled $455.2 million at March 31, 2014, an increase of $5.7 million from December 31, 2013. Interest bearing transaction accounts (NOW) accounts increased by $0.7 million while savings and money market accounts increased by $10.3 million. Non-interest bearing demand deposits decreased by $3.9 million and time deposits declined by $1.4 million. Shareholders’ equity increased by $1.3 million from $30.6 million at December 31, 2013 to $31.9 million at March 31, 2014.

The annualized return on average assets was 0.74% for the three months ended March 31, 2014 up from 0.53% for the three months ended March 31, 2013. The annualized return on average common equity increased from 5.9% during the first quarter of 2013 to 12.0% during the current quarter.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2014

Net interest income before provision for loan losses. Net interest income, on a nontax-equivalent basis, was $4.6 million for the three months ended March 31, 2014, an increase of $254 thousand, or 6%, from $4.3 million for the same period in 2013. The increase in net interest income includes an increase of $418 thousand in interest income and a decline of $22 thousand in interest expense on deposits. These items were partially offsetting by an increase in interest expense on other interest-bearing liabilities of $186 thousand. Mostly related to the increase in interest expense on other interest-bearing liabilities, net interest margin for the three months ended March 31, 2014 decreased 16 basis points, or 4%, to 3.99%, down from 4.15% for the same period in 2013.

Interest income increased by $418 thousand, or 9%, to $5.0 million for the three months ended March 31, 2014, up from $4.6 million during the same period in 2013. Interest and fees on loans increased $292 thousand to $4.6 million for the three months ended March 31, 2014 as compared to $4.3 million during the first quarter of 2013. The Company’s average loan balances were $337 million for the three months ended March 31, 2014, up $24.9 million, or 8%, from $312 million for the same period in 2013. The Company is focused on growing loan balances through a balanced and diversified approach.

The following table compares loan balances by type at March 31, 2014 and 2013.

	Balance at End of Period	Percent of Loans in Each Category	Balance at End of Period	Percent of Loans in Each Category
(dollars in thousands)	03/31/14	03/31/14	03/31/13	03/31/13
Commercial	$28,118	8.2%	$28,777	9.2%
Agricultural	28,802	8.3%	32,864	10.5%
Real estate – residential	30,090	8.7%	32,679	10.4%
Real estate – commercial	162,979	47.2%	138,775	44.3%
Real estate – construction	20,294	5.9%	16,811	5.4%
Equity Lines of Credit	37,041	10.7%	37,204	11.9%
Auto	33,779	9.8%	22,288	7.1%
Other	4,080	1.2%	3,762	1.2%

Total Gross Loans	$345,183	100%	$313,160	100%

The average yield on loans was 5.55% during the first quarter of 2014 down from 5.61% for same quarter in 2013. We attribute much of the decrease in yield to price competition in our service area.

Interest on investment securities increased by $118 thousand as a result of an increase in yield of 38 basis points from 1.29% during the first quarter of 2013 to 1.67% during the three months ended March 31, 2014 and an increase in average balance from $80.4 million in 2013 to $90.8 million in 2014. The increase in yield incudes an increase in government sponsored agency residential mortgage backed securities as a percentage of total securities and an increase in market yields.

Interest expense on deposits decreased by $22 thousand, or 14%, to $133 thousand for the three months ended March 31, 2014, down from $155 thousand during the 2013 quarter. This decrease mostly relates to decreases in the average balance and rate paid on time deposits.

Interest on time deposits declined by $21 thousand. Average time deposits declined by $7.3 million from $68.9 million during the three months ended March 31, 2013 to $61.6 million during the current quarter. We attribute much of the reduction in time deposit to the unusually low interest rate environment as we have seen a movement out of time into more liquid deposit types. The average rate paid on time deposits decreased from 0.46% during the three months ended March 31, 2013 to 0.38% during the current quarter. This decrease primarily relates to a decline in market rates paid in the Company’s service area and the maturity of higher rate deposits.

Interest expense on NOW accounts declined by $4 thousand. Rates paid on NOW accounts declined by 2 basis points from 0.11% during the quarter ended March 31, 2013 to 0.09% during the three months ended March 31, 2014 related to a decline in market rates.

Interest expense on money market accounts decreased by $2 thousand related to a decrease in rate paid on these accounts of 3 basis points from 0.17% during the 2013 quarter to 0.14% during the current quarter. Interest expense on savings accounts increased by $5 thousand related to an increase in average balance from $74.9 million during the three months ended March 31, 2013 to $99.5 million during the current quarter.

Interest expense on other interest-bearing liabilities increased by $186 thousand from $110 thousand during the three months ending March 31, 2013 to $296 thousand during the quarter ending March 31, 2014. This increase was related to $188 thousand in interest expense on a $7.5 million subordinated debenture which was issued to help fund the repurchase of preferred stock during 2013. The subordinated debt bears an interest rate of 7.5% per annum, has a term of 8 years with no prepayment allowed during the first two years and was made in conjunction with an eight-year warrant (the “Lender Warrant”) to purchase up to 300,000 shares of the Bancorp’s common stock, no par value at an exercise price, subject to anti-dilution adjustments, of $5.25 per share. The effective yield on the debenture was 10.4% which was in excess of the 7.5% rate due to amortization of a $75 thousand commitment fee and a discount recorded on issuance of $318 thousand.

On October 24, 2013 the Bancorp issued a $3 million promissory note dated October 24, 2013 payable to an unrelated commercial bank. The note bears interest at the U.S. “Prime Rate” plus three-quarters percent per annum (currently 4%), has a term of 18 months and is secured by 100 shares of Plumas Bank stock representing the Company’s 100% ownership interest in Plumas Bank. Proceeds from this note were used to help fund the redemption of the remaining preferred shares. Interest expense on this note for 2014 totaled $32 thousand.

Interest expense on junior subordinated debentures, which decreased by $9 thousand from 2013, fluctuates with changes in the 3-month London Interbank Offered Rate (LIBOR) rate. In addition, as a result of deferring our interest payments under the debentures during much of the first quarter of 2013 we were required to pay interest on the deferred interest payments. This had the effect of increasing interest expense and effective yield on the debentures. The deferred interest on the debentures was repaid in March of 2013.

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

	For the Three Months Ended March 31, 2014			For the Three Months Ended March 31, 2013
	Average Balance (in thousands)	Interest (in thousands)	Yield/ Rate	Average Balance (in thousands)	Interest (in thousands)	Yield/ Rate
Interest-earning assets:
Loans (1) (2) (3)	$336,878	$4,608	5.55%	$311,957	$4,316	5.61%
Investment securities (1)	90,777	374	1.67%	80,378	256	1.29%
Interest-bearing deposits	37,979	30	0.32%	30,264	22	0.29%

Total interest-earning assets	465,634	5,012	4.37%	422,599	4,594	4.41%

Cash and due from banks	14,938			13,862
Other assets	36,593			37,237

Total assets	$517,165			$473,698

Interest-bearing liabilities:
NOW deposits	$83,306	19	0.09%	$83,247	23	0.11%
Money market deposits	48,022	17	0.14%	45,334	19	0.17%
Savings deposits	99,543	39	0.16%	74,919	34	0.18%
Time deposits	61,629	58	0.38%	68,913	79	0.46%

Total deposits	292,500	133	0.18%	272,413	155	0.23%
Note payable	3,000	32	4.33%	—	—	—%
Subordinated debentures	7,311	188	10.43%	—	—	—%
Junior subordinated debentures	10,310	74	2.91%	10,310	83	3.26%
Other interest-bearing liabilities	8,008	2	0.10%	8,264	27	1.33%

Total interest-bearing liabilities	321,129	429	0.54%	290,987	265	0.37%

Non-interest bearing deposits	158,217			133,952
Other liabilities	6,063			6,365
Shareholders’ equity	31,756			42,394

Total liabilities & equity	$517,165			$473,698

Cost of funding interest-earning assets (4)			0.38%			0.26%
Net interest income and margin (5)		$4,583	3.99%		$4,329	4.15%

(1)	Not computed on a tax-equivalent basis.
(2)	Average nonaccrual loan balances of $6.2 million for 2014 and $13.6 million for 2013 are included in average loan balances for computational purposes.
(3)	Net costs included in loan interest income for the three-month periods ended March 31, 2014 and 2013 were $133,000 and $55,000, respectively.
(4)	Total annualized interest expense divided by the average balance of total earning assets.
(5)	Annualized net interest income divided by the average balance of total earning assets.

The following table sets forth changes in interest income and interest expense for the three-month periods indicated and the amount of change attributable to variances in volume, rates and the combination of volume and rates based on the relative changes of volume and rates:

	2014 over 2013 change in net interest income for the three months ended March 31
	(in thousands)
	Volume (1)	Rate (2)	Mix (3)	Total
Interest-earning assets:
Loans	$345	$(49)	$(4)	$292
Investment securities	33	75	10	118
Interest bearing deposits	6	2	—	8

Total interest income	384	28	6	418

Interest-bearing liabilities:
NOW deposits	—	(4)	—	(4)
Money market deposits	1	(3)	—	(2)
Savings deposits	11	(5)	(1)	5
Time deposits	(8)	(14)	1	(21)
Note Payable	—	—	32	32
Subordinated debentures	—	—	188	188
Junior subordinated debentures	—	(9)	—	(9)
Other	(1)	(25)	1	(25)

Total interest expense	3	(60)	221	164

Net interest income	$381	$88	$(215)	$254

(1)	The volume change in net interest income represents the change in average balance multiplied by the previous year’s rate.
(2)	The rate change in net interest income represents the change in rate multiplied by the previous year’s average balance.
(3)	The mix change in net interest income represents the change in average balance multiplied by the change in rate.

Provision for loan losses. During the three months ended March 31, 2014 we recorded a provision for loan losses of $150 thousand, down $550 thousand from the $700 thousand provision recorded during the first quarter of 2013. The $700 thousand provision recorded for the three months ended March 31, 2013 was primarily related to a reserve for one land development loan relationship. See “Analysis of Asset Quality and Allowance for Loan Losses” for further discussion of loan quality trends and the provision for loan losses.

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

Non-interest income. During the three months ended March 31, 2014 non-interest income totaled $1.7 million a decline of $12 thousand from the three months ended March 31, 2013. The largest component of this decrease was a decline of $189 thousand in gains on the sale of government guaranteed loans. During the current quarter, proceeds from SBA loan sales totaled $5.3 million resulting in a gain on sale of $332 thousand. This compares to proceeds of $7.7 million and gain on sale of $521 thousand during the first quarter of 2013. Loans originated for sale were $3.0 million and $4.6 million during the three months ended March 31, 2014 and 2013, respectively. The largest increase in non-interest income was $118 thousand in service charge income which we attribute to growth in the Company’s demand deposit accounts, an increase in debit card interchange income and a restructuring of our service charge fee structure beginning in August of 2013. An increase of $63 thousand in other non-interest income includes increases in loan servicing income on previously sold SBA loans and an increase in dividends received on our Federal Home Loan Bank (FHLB) stock.

The following table describes the components of non-interest income for the three-month periods ended March 31, 2014 and 2013, dollars in thousands:

	For the Three Months
	Ended March 31		Dollar	Percentage
	2014	2013	Change	Change
Service charges on deposit accounts	$994	$876	$118	13.5%
Gain on sale of loans, net	332	521	(189)	-36.3%
Earnings on life insurance policies	87	91	(4)	-4.4%
Other	275	212	63	29.7%

Total non-interest income	$1,688	$1,700	$(12)	-0.7%

Non-interest expense. During the three months ended March 31, 2014, total non-interest expense increased by $186 thousand, or 4%, to $4.6 million, up from $4.4 million for the comparable period in 2013. While the Company continued to experience declines in several categories of non-interest expense, these were offset by increases in other items the largest of which were $150 thousand in salary and benefit expense, $84 thousand in outside service fees and $89 thousand in OREO costs. The largest declines in non-interest expense were $72 thousand in professional fees, $44 thousand in deposit premium amortization and a $33 thousand increase in gain on sale of OREO.

Salaries and employee benefits increased by $150 thousand primarily related to an increase in bonus expense of $150 thousand. The Bank’s bonus plan for 2014 provides for a bonus pool of 60% of the amount that pretax income exceeds budgeted pretax income with a cap of $600 thousand. There was no bonus plan in place during the first quarter of 2013. Salary expense increased by $37 thousand as a decline in one employee was offset by merit and promotional increases during 2013. The increase in salary expense was offset by an increase of $47 thousand in deferred loan origination costs. We attribute this increase in deferred loan origination costs to an increase in lending activity.

Of the $84 thousand increase in outside service fees, $53 thousand was related to the outsourcing of our item processing beginning in June of 2013. This cost as been offset by savings in salary and benefit expense and software expense.

OREO represents real property taken by the Bank either through foreclosure or through a deed in lieu thereof from the borrower. The increase in OREO costs during 2014 includes an increase of $48 thousand in legal expense as we are actively pursuing additional recoveries on selected OREO properties through legal channels. In addition OREO expense during 2014 includes costs to fix up several properties in an effort to increase their marketability. These expenditures contributed to the increase in gain on sale of OREO properties of $33 thousand from $22 thousand in 2013 to $55 thousand during the current quarter.

Professional fees benefited from reductions in legal expense related to loan collection activities, corporate legal expense mostly related the repurchase of the preferred stock in 2013 and audit expense related to a change in audit firms beginning in 2014. The deposit premium intangible asset was fully amortized at the end of September, 2013 resulting in a savings of $44 thousand during the comparison quarters.

The following table describes the components of non-interest expense for the three-month periods ended March 31, 2014 and 2013, dollars in thousands:

	For the Three Months
	Ended March 31		Dollar	Percentage
	2014	2013	Change	Change
Salaries and employee benefits	$2,369	$2,219	$150	6.8%
Occupancy and equipment	779	757	22	2.9%
Outside service fees	494	410	84	20.5%
OREO costs	137	48	89	185.4%
Provision for OREO losses	135	114	21	18.4%
Professional fees	125	197	(72)	-36.5%
FDIC insurance	110	133	(23)	-17.3%
Telephone and data communication	82	68	14	20.6%
Director compensation and expenses	69	55	14	25.5%
Business development	64	63	1	1.6%
Advertising and shareholder relations	61	61	—	—%
Armored car and courier	54	55	(1)	-1.8%
Loan collection expenses	35	51	(16)	-31.4%
Stationery and supplies	32	28	4	14.3%
Insurance	30	27	3	11.1%
Postage	11	13	(2)	-15.4%
Deposit premium amortization	—	44	(44)	-100%
Gain on sale of OREO	(55)	(22)	(33)	150%
Other	29	54	(25)	-46.3%

Total non-interest expense	$4,561	$4,375	$186	4.3%

Provision for income taxes. The Company recorded an income tax provision of $618 thousand, or 39.6% of pre-tax income for the three months ended March 31, 2014. This compares to an income tax provision of $338 thousand or 35.4% of pre-tax income during the first three months of 2013. The percentages for 2014 and 2013 differ from statutory rates as tax exempt items of income such as earnings on Bank owned life insurance and municipal loan and securities interest decrease taxable income.

Deferred tax assets and liabilities are recognized for the tax consequences of temporary differences between the reported amount of assets and liabilities and their tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The determination of the amount of deferred income tax assets which are more likely than not to be realized is primarily dependent on projections of future earnings, which are subject to uncertainty and estimates that may change given economic conditions and other factors. The realization of deferred income tax assets is assessed and a valuation allowance is recorded if it is “more likely than not” that all or a portion of the deferred tax asset will not be realized. “More likely than not” is defined as greater than a 50% chance. All available evidence, both positive and negative is considered to determine whether, based on the weight of that evidence, a valuation allowance is needed. Based upon the analysis of available evidence, management has determined that it is “more likely than not” that all deferred income tax assets as of March 31, 2014 and December 31, 2013 will be fully realized and therefore no valuation allowance was recorded. On the consolidated balance sheet, net deferred tax assets are included in accrued interest receivable and other assets.

FINANCIAL CONDITION

Loan Portfolio. Net loans increased by $6.5 million, an annualized rate of 8%, from $334.4 million at December 31, 2013 to $340.9 million at March 31, 2014. The increase in loan balances during the three month period ended March 31, 2014 mostly relates to growth in the Company’s automobile and commercial real estate loan portfolios. The Company continues to manage the mix of its loan portfolio consistent with its identity as a community bank serving the financing needs of all sectors of the area it serves. Although the Company offers a broad array of financing options, it continues to concentrate its focus on small to medium sized commercial businesses. These commercial loans offer diversification as to industries and types of businesses, thus limiting material exposure in any industry concentrations. The Company offers both fixed and floating rate loans and obtains collateral in the form of real property, business assets and deposit accounts, but looks to business and personal cash flows as its primary source of repayment.

As shown in the following table the Company’s largest lending categories are commercial real estate loans, equity lines of credit, and automobile loans.

	Balance at End of Period	Percent of Loans in Each Category	Balance at End of Period	Percent of Loans in Each Category
(dollars in thousands)	3/31/14	3/31/14	12/31/13	12/31/13
Commercial	$28,118	8.2%	$32,612	9.6%
Agricultural	28,802	8.3%	30,647	9.0%
Real estate— residential	30,090	8.7%	31,322	9.3%
Real estate – commercial	162,979	47.2%	155,942	46.1%
Real estate – construction	20,294	5.9%	17,793	5.3%
Equity Lines of Credit	37,041	10.7%	35,800	10.6%
Auto	33,779	9.8%	30,305	8.9%
Other	4,080	1.2%	4,130	1.2%

Total Gross Loans	$345,183	100%	$338,551	100%

Construction and land development loans represented 5.9% and 5.3% of the loan portfolio as of March 31, 2014 and December 31, 2013, respectively. The construction and land development portfolio component has been identified by Management as a higher-risk loan category. The quality of the construction and land development category is highly dependent on property values both in terms of the likelihood of repayment once the property is transacted by the current owner as well as the level of collateral the Company has securing the loan in the event of default. Loans in this category are characterized by the speculative nature of commercial and residential development properties and can include property in various stages of development from raw land to finished lots. The decline in these loans as a percentage of the Company’s loan portfolio from over 21% at December 31, 2007 to less than 6% during the last two years reflects management’s efforts, which began in 2009, to reduce its exposure to construction and land development loans.

The Company’s real estate related loans, including real estate mortgage loans, real estate construction loans, consumer equity lines of credit, and agricultural loans secured by real estate comprised 78% of the total loan portfolio at March 31, 2014. Moreover, the business activities of the Company currently are focused in the California counties of Plumas, Nevada, Placer, Lassen, Modoc, Shasta, Sierra and in Washoe County in Northern Nevada. Consequently, the results of operations and financial condition of the Company are dependent upon the general trends in these economies and, in particular, the residential and commercial real estate markets. In addition, the concentration of the Company’s operations in these areas of Northeastern California and Northwestern Nevada exposes it to greater risk than other banking companies with a wider geographic base in the event of catastrophes, such as earthquakes, fires and floods in these regions.

The rates of interest charged on variable rate loans are set at specific increments in relation to the Company’s lending rate or other indexes such as the published prime interest rate or U.S. Treasury rates and vary with changes in these indexes. At March 31, 2014 and December 31, 2013, approximately 73% of the Company’s loan portfolio was comprised of variable rate loans. At March 31, 2014 and December 31, 2013, 43% and 40%, respectively of the variable loans were at their respective floor rate. While real estate mortgage, commercial and consumer lending remain the foundation of the Company’s historical loan mix, some changes in the mix have occurred due to the changing economic environment and the resulting change in demand for certain loan types. In addition, the Company remains committed to the agricultural industry in Northeastern California and will continue to pursue high quality agricultural loans. Agricultural loans include both commercial and commercial real estate loans. The Company’s agricultural loan balances totaled $29 million at March 31, 2014 and $31 million at December 31, 2013.

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

Formula allocations are calculated by applying loss factors to outstanding loans with similar characteristics. Loss factors are based on the Company’s historical loss experience as adjusted for changes in the business cycle and may be adjusted for significant factors that, in management’s judgment, affect the collectability of the portfolio as of the evaluation date. Historical loss data from the beginning of the latest business cycle are incorporated in the loss factors.

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

The following table provides certain information for the dates indicated with respect to the Company’s allowance for loan losses as well as charge-off and recovery activity.

	For the Three Months Ended March 31,		For the Year Ended December 31
	2014	2013	2013	2012	2011
	(dollars in thousands)
Balance at beginning of period	$5,517	$5,686	$5,686	$6,908	$7,324

Charge-offs:
Commercial and agricultural	86	153	401	1,159	539
Real estate mortgage	—	353	419	616	483
Real estate construction	—	55	735	1,524	2,603
Consumer (includes equity LOC & Auto)	109	85	360	602	622

Total charge-offs	195	646	1,915	3,901	4,247

Recoveries:
Commercial and agricultural	13	9	140	66	199
Real estate mortgage	20	2	109	8	18
Real estate construction	162	—	—	81	5
Consumer (includes equity LOC & Auto)	48	26	97	174	109

Total recoveries	243	37	346	329	331

Net recoveries (charge-offs)	48	(609)	(1,569)	(3,572)	(3,916)
Provision for loan losses	150	700	1,400	2,350	3,500

Balance at end of period	$5,715	$5,777	$5,517	$5,686	$6,908

Net (recoveries) charge-offs during the period to average loans (annualized for the three month periods)	(0.06)%	0.79%	0.49%	1.18%	1.29%
Allowance for loan losses to total loans	1.66%	1.84%	1.63%	1.80%	2.35%

During the three months ended March 31, 2014 we recorded a provision for loan losses of $150 thousand down $550 thousand from the $700 thousand provision recorded during the quarter ended March 31, 2013. Net recoveries totaled $48 thousand a decline of $657 thousand from net charge-offs of $609 thousand during the three months ended March 31, 2013.

The following table provides a breakdown of the allowance for loan losses at March 31, 2014 and December 31, 2013:

	Balance at End of Period	Percent of Loans in Each Category to Total Loans	Balance at End of Period	Percent of Loans in Each Category to Total Loans
(dollars in thousands)	2014	2014	2013	2013
Commercial and agricultural	$719	16.5%	$949	18.6%
Real estate mortgage	2,566	55.9%	2,412	55.4%
Real estate construction	1,166	5.9%	944	5.3%
Consumer (includes equity LOC & Auto)	1,264	21.7%	1,212	20.7%

Total	$5,715	100.0%	$5,517	100.0%

The allowance for loan losses totaled $5.7 million at March 31, 2014 and $5.5 million at December 31, 2013. Specific reserves related to impaired loans increased from $629 thousand at December 31, 2013 to $1.3 million at March 31, 2014. At least quarterly the Company evaluates each specific reserve and if it determines that the loss represented by the specific reserve is uncollectable it records a charge-off for the uncollectable portion. General reserves decreased by $479 thousand to $4.4 million at March 31, 2014. The allowance for loan losses as a percentage of total loans increased slightly from 1.63% at December 31, 2013 to 1.66% at March 31, 2014. The percentage of general reserves to unimpaired loans decreased from 1.49% at December 31, 2013 to 1.32% primarily related to reductions in historical net charge-offs and an increase in specific reserves.

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

Loans restructured and in compliance with modified terms totaled $7.4 million, $7.6 million, $9.3 million, $8.4 million and $2.0 million at March 31, 2014 and December 31, 2013, 2012, 2011 and 2010, respectively. For additional information related to restructured loans see Note 5 of the Company’s Condensed Consolidated Financial Statements in this quarterly report on form 10Q.

The following table sets forth the amount of the Company’s nonperforming assets as of the dates indicated.

	At March 31,	At December 31,
	2014	2013	2012	2011	2010
	(dollars in thousands)
Nonaccrual loans	$8,555	$5,519	$13,683	$16,757	$25,313
Loans past due 90 days or more and still accruing	6	17	15	72	45

Total nonperforming loans	8,561	5,536	13,698	16,829	25,358
Other real estate owned	5,730	6,399	5,295	8,623	8,867
Other vehicles owned	37	60	41	57	17

Total nonperforming assets	$14,328	$11,995	$19,034	$25,509	$34,242

Interest income forgone on nonaccrual loans	$101	$280	$646	$510	$1,021
Interest income recorded on a cash basis on nonaccrual loans	$11	$22	$192	$285	$608
Nonperforming loans to total Loans	2.48%	1.64%	4.35%	5.73%	8.07%
Nonperforming assets to total Assets	2.76%	2.33%	3.98%	5.60%	7.07%

Nonperforming loans at March 31, 2014 were $8.6 million, an increase of $3.1 million from the $5.5 million balance at December 31, 2013. Loans placed on nonperforming status during the quarter totaled $3.1 million with an average balance of $106 thousand. The largest loan placed on nonaccrual had a principal balance of $0.9 million. Specific reserves on nonaccrual loans totaled $1.3 million at March 31, 2014 and $578 thousand at December 31, 2013, respectively. Included in the $1.3 million in specific reserves on nonaccrual loans was $625 thousand related to loans placed on nonaccrual during 2014. Performing loans past due thirty to eighty-nine days decreased from $1.5 million at December 31, 2013 to $0.9 million at March 31, 2014.

A substandard loan is not adequately protected by the current sound worth and paying capacity of the borrower or the value of the collateral pledged, if any. Total substandard loans increased by $2.9 million from $7.5 million at December 31, 2013 to $10.4 million at March 31, 2014. Loans classified as watch increased from $5.8 million at December 31, 2013 to $6.3 million at March 31, 2014. At March 31, 2014, $3.0 million of performing loans were classified as substandard. Further deterioration in the credit quality of individual performing substandard loans or other adverse circumstances could result in the need to place these loans on nonperforming status.

At March 31, 2014 and December 31, 2013, the Company’s recorded investment in impaired loans totaled $11.3 million and $9.8 million, respectively. The specific allowance for loan losses related to impaired loans totaled $1.3 million and $629 thousand at March 31, 2014 and December 31, 2013, respectively. Additionally, $0.7 million has been charged off against the impaired loans at March 31, 2014 and December 31 2013.

It is the policy of management to make additions to the allowance for loan losses so that it remains appropriate to absorb the inherent risk of loss in the portfolio. Management believes that the allowance at March 31, 2014 is appropriate. However, the determination of the amount of the allowance is judgmental and subject to economic conditions which cannot be predicted with certainty. Accordingly, the Company cannot predict whether charge-offs of loans in excess of the allowance may occur in future periods.

OREO represents real property acquired by the Bank either through foreclosure or through a deed in lieu thereof from the borrower. Repossessed assets include vehicles and other commercial assets acquired under agreements with delinquent borrowers. OREO holdings represented twenty-one properties totaling $5.7 million at March 31, 2014 and twenty-six properties totaling $6.4 million at December 31, 2013. The largest property in OREO at March 31, 2014 is a land development property with an OREO value of $2.2 million representing 39% of the total OREO balance. Nonperforming assets as a percentage of total assets were 2.76% at March 31, 2014 and 2.33% at December 31, 2013.

The following table provides a summary of the change in the number and balance of OREO properties for the three months ended March 31, 2014 and 2013, dollars in thousands:

	Three Months Ended March 31,
	#	2014	#	2013
Beginning Balance	26	$6,399	40	$5,295
Additions	1	102	4	333
Dispositions	(6)	(636)	(5)	(221)
Provision from change in OREO valuation		(135)		(114)

Ending Balance	21	$5,730	39	$5,293

Investment Portfolio and Federal Funds Sold. Total investment securities decreased by $1.5 million from $90.3 million as of December 31, 2013 to $88.8 million as of March 31, 2014. The investment portfolio at March 31, 2014 consisted of $85.8 million in securities of U.S. Government-sponsored agencies and twelve municipal securities totaling $3.0 million. Included in the $90.3 million at December 31, 2013 were $89.0 million in securities of U.S. Government-sponsored agencies and six municipal securities totaling $1.3 million.

There were no Federal funds sold at March 31, 2014 and December 31, 2013; however, the Bank maintained interest earning balances at the Federal Reserve Bank (FRB) totaling $29.1 million at March 31, 2014 and December 31, 2013. These balances currently earn 25 basis points.

The Company classifies its investment securities as available-for-sale or held-to-maturity. Currently all securities are classified as available-for-sale. Securities classified as available-for-sale may be sold to implement the Company’s asset/liability management strategies and in response to changes in interest rates, prepayment rates and similar factors.

Deposits. During 2013 and continuing into 2014 we have experienced strong core deposit growth and have benefited from the closing of two branches of a large national bank in our service area. Total deposits increased by $5.7 million from $449 million at December 31, 2013 to $455 million at March 31, 2014. The increase in deposits included $723 thousand in interest-bearing transaction accounts (NOW) and $10.3 million in savings and money market accounts. Demand deposits declined by $3.9 million which we attribute primarily to seasonality. Time deposits declined by $1.4 million, much of which we attribute to migration into other types of deposits given the low rates and lack of liquidity associated with time deposits.

The Company continues to manage the mix of its deposits consistent with its identity as a community bank serving the financial needs of its customers. The following table shows the distribution of deposits by type at March 31, 2014 and December 31, 2013.

	Balance at End of Period	Percent of Deposits in Each Category	Balance at End of Period	Percent of Deposits in Each Category
(dollars in thousands)	3/31/14	3/31/14	12/31/13	12/31/13
Non-interest bearing	$158,949	34.9%	$162,816	36.2%
NOW	83,410	18.3%	82,687	18.4%
Money Market	48,815	10.7%	47,331	10.5%
Savings	102,719	22.6%	93,922	20.9%
Time	61,291	13.5%	62,683	14.0%

Total Deposits	$455,184	100%	$449,439	100%

Deposits represent the Bank’s primary source of funds. Deposits are primarily core deposits in that they are demand, savings and time deposits generated from local businesses and individuals. These sources are considered to be relatively stable, long-term relationships thereby enhancing steady growth of the deposit base without major fluctuations in overall deposit balances. The Company experiences, to a small degree, some seasonality with the slower growth period between November through April, and the higher growth period from May through October. In order to assist in meeting any funding demands, the Company maintains a secured borrowing arrangement with the Federal Home Loan Bank of San Francisco. There were no brokered deposits at March 31, 2014 or December 31, 2013.

Short-term Borrowing Arrangements. The Company is a member of the FHLB and can borrow up to $111,000,000 from the FHLB secured by commercial and residential mortgage loans with carrying values totaling $193,000,000. The Company is required to hold FHLB stock as a condition of membership. At March 31, 2014 and December 31, 2013, the Company held $2,226,000 of FHLB stock which is recorded as a component of other assets. Based on this level of stock holdings at March 31, 2014, the Company can borrow up to $47,400,000. To borrow the $111,000,000 in available credit the Company would need to purchase $2,972,000 in additional FHLB stock. In addition to its FHLB borrowing line, the Company has unsecured short-term borrowing agreements with two of its correspondent banks in the amounts of $11 million and $10 million. There were no outstanding borrowings under the FHLB or the correspondent bank borrowing lines at March 31, 2014 or December 31, 2013.

Note Payable. On October 24, 2013 the Bancorp issued a $3 million promissory note (the “Note”) payable to an unrelated commercial bank. The note bears interest at the U.S. “Prime Rate” plus three-quarters percent per annum, 4.00% at March 31, 2014 and December 31, 2013, has a term of 18 months and is secured by 100 shares of Plumas Bank stock representing the Company’s 100% ownership interest in Plumas Bank. Interest expense related to this note for the three months ended March 31, 2014 totaled $32,000. Under the Note the Bank is required to maintain specified levels of capital and to meet or exceed certain capital and asset quality ratios. The Bank was in compliance with all such requirements at March 31, 2014.

Repurchase Agreements. In 2011 Plumas Bank introduced a product for their larger business customers which use repurchase agreements as an alternative to interest-bearing deposits. The balance in this product at March 31, 2014 was $6.1 million a decline of $3.0 million from the December 31, 2013 balance of $9.1 million. Interest paid on this product is similar to that which is paid on the Bank’s premium money market account; however, these are not deposits and are not FDIC insured.

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

The interest only payments on the subordinated debt are based on an interest rate of 7.5% per annum. Principal repayment is required at the conclusion of an 8 year term with no prepayment allowed during the first two years. Issuance of the subordinated debt was made in conjunction with an eight-year warrant (the “Lender Warrant”) to purchase up to 300,000 shares of the Bancorp’s common stock, no par value at an exercise price, subject to anti-dilution adjustments, of $5.25 per share. Under current capital guidelines the subordinated debt qualifies as Tier 2 capital. Interest expense related to the subordinated debt for the three months ended March 31, 2014 was $188 thousand.

Junior Subordinated Deferrable Interest Debentures. Plumas Statutory Trust I and II are Connecticut business trusts formed by the Company with capital of $299,000 and $159,000, respectively, for the sole purpose of issuing trust preferred securities fully and unconditionally guaranteed by the Company. Under applicable regulatory guidance, the amount of trust preferred securities that is eligible as Tier 1 capital is limited to twenty-five percent of the Company’s Tier 1 capital, as defined, on a pro forma basis. At March 31, 2014, all of the trust preferred securities that have been issued qualify as Tier 1 capital.

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

Interest expense recognized by the Company for the three months ended March 31, 2014 and 2013 related to the junior subordinated debentures was $74,000 and $83,000, respectively.

Capital Resources

Related to total comprehensive income of $1.3 million shareholders’ equity increased from $30.6 million at December 31, 2013 to $31.9 million at March 31, 2014.

It is the policy of the Company to periodically distribute excess retained earnings to the shareholders through the payment of cash dividends. Such dividends help promote shareholder value and capital adequacy by enhancing the marketability of the Company’s stock. All authority to provide a return to the shareholders in the form of a cash or stock dividend or split rests with the Board of Directors (the “Board). The Board will periodically, but on no regular schedule, review the appropriateness of a cash dividend payment. Banking regulations limit the amount of dividends that may be paid without prior approval of regulatory agencies. No common cash dividends were paid during the last five years.

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

The following table presents the Company’s and the Bank’s capital ratios as of March 31, 2014 and December 31, 2013 (amounts in thousands except percentage amounts).

	March 31, 2014		December 31, 2013
	Amount	Ratio	Amount	Ratio
Tier 1 Leverage Ratio
Plumas Bancorp and Subsidiary	$42,713	8.2%	$40,909	7.8%
Minimum regulatory requirement	20,740	4.0%	20,856	4.0%
Plumas Bank	51,919	10.0%	50,748	9.7%
Minimum requirement for “Well-Capitalized” institution under the prompt corrective action plan	25,870	5.0%	26,026	5.0%
Minimum regulatory requirement	20,696	4.0%	20,821	4.0%
Tier 1 Risk-Based Capital Ratio
Plumas Bancorp and Subsidiary	42,713	10.9%	40,909	10.7%
Minimum regulatory requirement	15,711	4.0%	15,332	4.0%
Plumas Bank	51,919	13.3%	50,748	13.2%
Minimum requirement for “Well-Capitalized” institution under the prompt corrective action plan	23,494	6.0%	22,986	6.0%
Minimum regulatory requirement	15,663	4.0%	15,324	4.0%
Total Risk-Based Capital Ratio
Plumas Bancorp and Subsidiary	54,969	14.0%	53,006	13.8%
Minimum regulatory requirement	31,421	8.0%	30,664	8.0%
Plumas Bank	56,826	14.5%	55,547	14.5%
Minimum requirement for “Well-Capitalized” institution under the prompt corrective action plan	39,157	10.0%	38,310	10.0%
Minimum regulatory requirement	31,325	8.0%	30,648	8.0%

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

The phase-in period for the final rules will begin for the Company on January 1, 2015, with full compliance with all of the final rule’s requirements phased in over a multi-year schedule. Management believes that as of March 31, 2014, the Bank’s capital levels would remain “well-capitalized” under the new rules.

Off-Balance Sheet Arrangements

Loan Commitments. In the normal course of business, there are various commitments outstanding to extend credits that are not reflected in the financial statements. Commitments to extend credit and letters of credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Annual review of commercial credit lines, letters of credit and ongoing monitoring of outstanding balances reduces the risk of loss associated with these commitments. As of March 31, 2014, the Company had $90.9 million in unfunded loan commitments and $60 thousand in letters of credit. This compares to $84.2 million in unfunded loan commitments and $60 thousand in letters of credit at December 31, 2013. Of the $90.9 million in unfunded loan commitments, $49.7 million and $41.2 million represented commitments to commercial and consumer customers, respectively. Of the total unfunded commitments at March 31, 2014, $42.4 million were secured by real estate, of which $16.1 million was secured by commercial real estate and $26.3 million was secured by residential real estate in the form of equity lines of credit. The commercial loan commitments not secured by real estate primarily represent business lines of credit, while the consumer loan commitments not secured by real estate primarily represent revolving credit card lines and overdraft protection lines. Since some of the commitments are expected to expire without being drawn upon the total commitment amounts do not necessarily represent future cash requirements.

Operating Leases. The Company leases one depository branch, one lending office and one loan administration office and two non-branch automated teller machine locations. Total rental expenses under all operating leases totaled $71,000 and $48,000 during three months ended March 31, 2014 and 2013, respectively. The expiration dates of the leases vary, with the first such lease expiring during 2015 and the last such lease expiring during 2016.

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

The Company is a member of the FHLB and can borrow up to $111,000,000 from the FHLB secured by commercial and residential mortgage loans with carrying values totaling $193,000,000. See “Short-term Borrowing Arrangements” for additional information on our FHLB borrowing capacity. The Company also has unsecured short-term borrowing agreements with two of its correspondent banks in the amounts of $11 million and $10 million.

Customer deposits are the Company’s primary source of funds. Total deposits increased by $5.7 million from $449 million at December 31, 2013 to $455 million at March 31, 2014. Deposits are held in various forms with varying maturities. The Company’s securities portfolio, Federal funds sold, Federal Home Loan Bank advances, and cash and due from banks serve as the primary sources of liquidity, providing adequate funding for loans during periods of high loan demand. During periods of decreased lending, funds obtained from the maturing or sale of investments, loan payments, and new deposits are invested in short-term earning assets, such as cash held at the FRB, Federal funds sold and investment securities, to serve as a source of funding for future loan growth. Management believes that the Company’s available sources of funds, including borrowings, will provide adequate liquidity for its operations in the foreseeable future.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a smaller reporting company we are not required to provide the information required by this item.

ITEM 4. CONTROLS AND PROCEDURES

The Company’s Chief Executive Officer and Chief Financial Officer, based on their evaluation of the Company’s disclosure controls and procedures as of the end of the Company’s fiscal quarter ended March 31, 2014 (as defined in Exchange Act Rule 13a—15(e), have concluded that the Company’s disclosure controls and procedures are adequate and effective for purposes of Rule 13a—15(e) in timely alerting them to material information relating to the Company required to be included in the Company’s filings with the SEC under the Securities Exchange Act of 1934.

There were no changes in internal control over financial reporting during the fiscal quarter ended March 31, 2014 that have materially affected, or are reasonably likely to materially affect, the registrant’s internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a) None.

(b) None.

(c) None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6. EXHIBITS

The following documents are included or incorporated by reference in this Quarterly Report on Form 10Q:

3.1	Articles of Incorporation as amended of Registrant included as exhibit 3.1 to the Registrant’s Form S-4, File No. 333-84534, which is incorporated by reference herein.

3.2	Bylaws of Registrant as amended on March 16, 2011 included as exhibit 3.2 to the Registrant’s Form 10-K for December 31, 2010, which is incorporated by this reference herein.

3.3	Amendment of the Articles of Incorporation of Registrant dated November 1, 2002, is included as exhibit 3.3 to the Registrant’s 10-Q for September 30, 2005, which is incorporated by this reference herein.

3.4	Amendment of the Articles of Incorporation of Registrant dated August 17, 2005, is included as exhibit 3.4 to the Registrant’s 10-Q for September 30, 2005, which is incorporated by this reference herein.

4	Specimen form of certificate for Plumas Bancorp included as exhibit 4 to the Registrant’s Form S-4, File No. 333-84534, which is incorporated by reference herein.

10.1	Executive Salary Continuation Agreement of Andrew J. Ryback dated December 17, 2008, is included as exhibit 10.1 to the Registrant’s 10-K for December 31, 2008, which is incorporated by this reference herein.

10.2	Split Dollar Agreement of Andrew J. Ryback dated August 23, 2005, is included as Exhibit 10.2 to the Registrant’s 8-K filed on October 17, 2005, which is incorporated by this reference herein.

10.3	Subordinated Debenture dated April 15, 2013, is included as Exhibit 10.3 to the Registrant’s 10-Q filed on May 10, 2013, which is incorporated by this reference herein.

10.4	Stock Purchase Warrant dated April 15, 2013, is included as Exhibit 10.4 to the Registrant’s 10-Q filed on May 10, 2013, which is incorporated by this reference herein.

10.5	Subordinated Debenture Purchase Agreement dated April 15, 2013, is included as Exhibit 10.5 to the Registrant’s 10-Q filed on November 7, 2013, which is incorporated by this reference herein.

10.6	Promissory Note Dated October 24, 2013, is included as Exhibit 10.6 to the Registrant’s 10-Q filed on May 10, 2013, which is incorporated by this reference herein.

10.8	Director Retirement Agreement of John Flournoy dated March 21, 2007, is included as Exhibit 10.8 to Registrant’s 10-Q for March 31, 2007, which is incorporated by this reference herein.

10.18	Amended and Restated Director Retirement Agreement of Daniel E. West dated May 10, 2000, is included as Exhibit 10.18 to the Registrant’s 10-QSB for June 30, 2002, which is incorporated by this reference herein.

10.19	Consulting Agreement of Daniel E. West dated May 10, 2000, is included as Exhibit 10.19 to the Registrant’s 10-QSB for June 30, 2002, which is incorporated by this reference herein.

10.21	Amended and Restated Director Retirement Agreement of Alvin G. Blickenstaff dated April 19, 2000, is included as Exhibit 10.21 to the Registrant’s 10-QSB for June 30, 2002, which is incorporated by this reference herein.

10.22	Consulting Agreement of Alvin G. Blickenstaff dated May 8, 2000, is included as Exhibit 10.22 to the Registrant’s 10-QSB for June 30, 2002, which is incorporated by this reference herein.

10.24	Amended and Restated Director Retirement Agreement of Gerald W. Fletcher dated May 10, 2000, is included as Exhibit 10.24 to the Registrant’s 10-QSB for June 30, 2002, which is incorporated by this reference herein.

10.25	Consulting Agreement of Gerald W. Fletcher dated May 10, 2000, is included as Exhibit 10.25 to the Registrant’s 10-QSB for June 30, 2002, which is incorporated by this reference herein.

10.27	Amended and Restated Director Retirement Agreement of Arthur C. Grohs dated May 9, 2000, is included as Exhibit 10.27 to the Registrant’s 10-QSB for June 30, 2002, which is incorporated by this reference herein.

10.28	Consulting Agreement of Arthur C. Grohs dated May 9, 2000, is included as Exhibit 10.28 to the Registrant’s 10-QSB for June 30, 2002, which is incorporated by this reference herein.

10.33	Amended and Restated Director Retirement Agreement of Terrance J. Reeson dated April 19, 2000, is included as Exhibit 10.33 to the Registrant’s 10-QSB for June 30, 2002, which is incorporated by this reference herein.

10.34	Consulting Agreement of Terrance J. Reeson dated May 10, 2000, is included as Exhibit 10.34 to the Registrant’s 10-QSB for June 30, 2002, which is incorporated by this reference herein.

10.37	Deferred Fee Agreement of Alvin Blickenstaff is included as Exhibit 10.37 to the Registrant’s 10-Q for March 31, 2009, which is incorporated by this reference herein.

10.41	Form of Indemnification Agreement (Plumas Bancorp) is included as Exhibit 10.41 to the Registrant’s 10-Q for March 31, 2009, which is incorporated by this reference herein.

10.42	Form of Indemnification Agreement (Plumas Bank) is included as Exhibit 10.42 to the Registrant’s 10-Q for March 31, 2009, which is incorporated by this reference herein.

10.43	Plumas Bank 401(k) Profit Sharing Plan as amended is included as exhibit 99.1 of the Form S-8 filed February 14, 2003, File No. 333-103229, which is incorporated by this reference herein.

10.47	2013 Stock Option Plan is included as exhibit 99.1 of the Form S-8 filed September 12, 2013, which is incorporated by this reference herein.

10.48	Specimen Form of Incentive Stock Option Agreement under the 2013 Stock Option Plan is included as exhibit 99.2 of the Form S-8 filed September 12, 2013, which is incorporated by this reference herein.

10.49	Specimen Form of Nonqualified Stock Option Agreement under the 2013 Stock Option Plan is included as exhibit 99.3 of the Form S-8 filed September 12, 2013, which is incorporated by this reference herein.

10.50	Executive Salary Continuation Agreement of Rose Dembosz, is included as exhibit 10.50 to the Registrant’s 10-K for December 31, 2008, which is incorporated by this reference herein.

10.51	First Amendment to Split Dollar Agreement of Andrew J. Ryback, is included as exhibit 10.51 to the Registrant’s 10-K for December 31, 2008, which is incorporated by this reference herein.

10.64	First Amendment to the Plumas Bank Amended and Restated Director Retirement Agreement for Alvin Blickenstaff adopted on September 19, 2007, is included as Exhibit 10.64 to the Registrant’s 8-K filed on September 25, 2007, which is incorporated by this reference herein.

10.65	First Amendment to the Plumas Bank Amended and Restated Director Retirement Agreement for Arthur C. Grohs adopted on September 19, 2007, is included as Exhibit 10.65 to the Registrant’s 8-K filed on September 25, 2007, which is incorporated by this reference herein.

10.66	Director Retirement Agreement of Robert McClintock, is included as Exhibit 10.66 to the Registrant’s 10-K filed on March 23, 2012, which is incorporated by this reference herein.

10.67	First Amendment to the Plumas Bank Amended and Restated Director Retirement Agreement for Terrance J. Reeson adopted on September 19, 2007, is included as Exhibit 10.67 to the Registrant’s 8-K filed on September 25, 2007, which is incorporated by this reference herein.

10.69	First Amendment to the Plumas Bank Amended and Restated Director Retirement Agreement for Daniel E. West adopted on September 19, 2007, is included as Exhibit 10.69 to the Registrant’s 8-K filed on September 25, 2007, which is incorporated by this reference herein.

10.70	First Amendment to the Plumas Bank Amended and Restated Director Retirement Agreement for Gerald W. Fletcher adopted on October 9, 2007, is included as Exhibit 10.70 to the Registrant’s 10-Q for September 30, 2007, which is incorporated by this reference herein.

11	Computation of per share earnings appears in the attached 10-Q under Plumas Bancorp and Subsidiary Notes to Condensed Consolidated Financial Statements as Footnote 7 – Earnings Per Share.

31.1*	Rule 13a-14(a) [Section 302] Certification of Principal Financial Officer dated May 7, 2014.

31.2*	Rule 13a-14(a) [Section 302] Certification of Principal Executive Officer dated May 7, 2014.

32.1*	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 dated May 7, 2014.

32.2*	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 dated May 7, 2014.

101.INS*	XBRL Instance Document.

101.SCH*	XBRL Taxonomy Schema.

101.CAL*	XBRL Taxonomy Calculation Linkbase.

101.DEF*	XBRL Taxonomy Definition Linkbase.

101.LAB*	XBRL Taxonomy Label Linkbase.

101.PRE*	XBRL Taxonomy Presentation Linkbase.

*	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PLUMAS BANCORP

(Registrant)

Date: May 7, 2014

/s/ Richard L. Belstock
Richard L. Belstock Chief Financial Officer

/s/ Andrew J. Ryback
Andrew J. Ryback President and Chief Executive Officer