Form 10-Q
period 2014-06-30
PLUMAS BANCORP
filed 2014-08-06
CIK 1168455

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED June 30, 2014

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of August 4, 2014. 4,795,139 shares

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

PLUMAS BANCORP

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands, except share data)

	June 30, 2014	December 31, 2013
Assets
Cash and cash equivalents	$39,992	$49,917
Investment securities available for sale	90,768	90,343
Loans, less allowance for loan losses of $5,358 at June 30, 2014 and $5,517 at December 31, 2013	352,554	334,374
Premises and equipment, net	12,053	12,519
Bank owned life insurance	11,676	11,504
Real estate and vehicles acquired through foreclosure	3,914	6,459
Accrued interest receivable and other assets	10,277	10,609

Total assets	$521,234	$515,725

Liabilities and Shareholders’ Equity
Deposits:
Non-interest bearing	$170,847	$162,816
Interest bearing	285,869	286,623

Total deposits	456,716	449,439
Repurchase agreements	4,071	9,109
Note payable	3,000	3,000
Subordinated debenture	7,374	7,295
Accrued interest payable and other liabilities	6,154	5,979
Junior subordinated deferrable interest debentures	10,310	10,310

Total liabilities	487,625	485,132

Commitments and contingencies (Note 6)
Shareholders’ equity:
Common stock, no par value; 22,500,000 shares authorized; issued and outstanding – 4,795,139 shares at June 30, 2014 and 4,787,739 at December 31, 2013	6,304	6,249
Retained earnings	27,574	25,507
Accumulated other comprehensive loss	(269)	(1,163)

Total shareholders’ equity	33,609	30,593

Total liabilities and shareholders’ equity	$521,234	$515,725

See notes to unaudited condensed consolidated financial statements.

PLUMAS BANCORP

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(In thousands, except per share data)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2014	2013	2014	2013
Interest Income:
Interest and fees on loans	$4,758	$4,580	$9,366	$8,896
Interest on investment securities	381	270	755	525
Other	26	25	55	48

Total interest income	5,165	4,875	10,176	9,469

Interest Expense:
Interest on deposits	131	153	264	308
Interest on note payable	31	—	63	—
Interest on subordinated debenture	189	160	377	160
Interest on junior subordinated deferrable interest debentures	75	76	149	159
Other	1	24	3	51

Total interest expense	427	413	856	678

Net interest income before provision for loan losses	4,738	4,462	9,320	8,791
Provision for Loan Losses	300	400	450	1,100

Net interest income after provision for loan losses	4,438	4,062	8,870	7,691

Non-Interest Income:
Service charges	1,064	943	2,058	1,818
Gain on sale of loans	444	436	776	957
Other	385	318	748	623

Total non-interest income	1,893	1,697	3,582	3,398

Non-Interest Expenses:
Salaries and employee benefits	2,393	2,081	4,762	4,301
Occupancy and equipment	757	666	1,536	1,422
Other	1,314	1,554	2,727	2,953

Total non-interest expenses	4,464	4,301	9,025	8,676

Income before provision for income taxes	1,867	1,458	3,427	2,413
Provision for Income Taxes	742	567	1,360	906

Net income	1,125	891	2,067	1,507

Discount on Redemption of Preferred Stock	—	530	—	530
Preferred Stock Dividends and Discount Accretion	—	(110)	—	(281)

Net income available to common shareholders	$1,125	$1,311	$2,067	$1,756

Basic earnings per share	$0.23	$0.27	$0.43	$0.37

Diluted earnings per share	$0.23	$0.27	$0.42	$0.36

See notes to unaudited condensed consolidated financial statements.

PLUMAS BANCORP

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

(In thousands)

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2014	2013	2014	2013
Net income	$1,125	$891	$2,067	$1,507
Other comprehensive income (loss) :
Change in net unrealized gains	984	(1,698)	1,522	(1,985)
Less: reclassification adjustments for net gains included in net income	—	—	—	—

Net unrealized holding gains (losses)	984	(1,698)	1,522	(1,985)
Income tax effect	(406)	701	(628)	819

Other comprehensive income (loss)	578	(997)	894	(1,166)

Total comprehensive income (loss)	$1,703	$(106)	$2,961	$341

See notes to unaudited condensed consolidated financial statements.

PLUMAS BANCORP

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	For the Six Months Ended June 30,
	2014	2013
Cash Flows from Operating Activities:
Net income	$2,067	$1,507
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	450	1,100
Change in deferred loan origination costs/fees, net	(399)	(453)
Depreciation and amortization	649	715
Stock-based compensation expense	33	19
Amortization of investment security premiums	249	222
Gain on sale of OREO and other vehicles	(123)	(95)
Gain on sale of loans held for sale	(776)	(957)
Loans originated for sale	(9,075)	(7,581)
Proceeds from loan sales	11,769	13,777
Provision from change in OREO valuation	135	414
Earnings on bank-owned life insurance	(172)	(173)
(Increase) decrease in accrued interest receivable and other assets	(149)	1,089
Increase (decrease) in accrued interest payable and other liabilities	175	(1,181)

Net cash provided by operating activities	4,833	8,403

Cash Flows from Investing Activities:
Proceeds from matured and called available-for-sale investment securities	16,044	13,000
Proceeds from principal repayments from available-for-sale government-sponsored mortgage-backed securities	4,576	4,332
Purchases of available-for-sale securities	(19,767)	(19,224)
Net increase in loans	(20,756)	(16,574)
Proceeds from sale of OREO	2,805	1,057
Proceeds from sale of other vehicles	160	77
Purchase of premises and equipment	(81)	(137)

Net cash used in investing activities	(17,019)	(17,469)

Continued on next page.

PLUMAS BANCORP

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

(Continued)

	For the Six Months Ended June 30,
	2014	2013
Cash Flows from Financing Activities:
Net increase in demand, interest bearing and savings deposits	$10,638	$24,981
Net decrease in time deposits	(3,361)	(4,259)
Issuance of subordinated debenture, net of discount	—	7,182
Issuance of common stock warrant	—	318
Repurchase of common stock warrant	—	(234)
Redemption of preferred stock	—	(8,036)
Payment of dividends on preferred stock	—	(1,938)
Net decrease in securities sold under agreements to repurchase	(5,038)	(1,937)
Proceeds from exercise of stock options	22	15

Net cash provided by financing activities	2,261	16,092

(Decrease) increase in cash and cash equivalents	(9,925)	7,026
Cash and Cash Equivalents at Beginning of Year	49,917	44,675

Cash and Cash Equivalents at End of Period	$39,992	$51,701

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:
Interest expense	$772	$1,248
Income taxes	1,200	30
Non-Cash Investing Activities:
Real estate and vehicles acquired through foreclosure	$432	$2,831

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

The Bank operates eleven branches in California, including branches in Alturas, Chester, Fall River Mills, Greenville, Kings Beach, Portola, Quincy, Redding, Susanville, Tahoe City, and Truckee. The Bank’s administrative headquarters is in Quincy, California. In addition, the Bank operates a loan administrative office in Reno, Nevada, lending offices specializing in government-guaranteed lending in Auburn, California and Beaverton, Oregon and a commercial/agricultural lending office in Chico, California. The Bank’s primary source of revenue is generated from providing loans to customers who are predominately small and middle market businesses and individuals residing in the surrounding areas.

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

3. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The condensed consolidated financial statements include the accounts of the Company and the accounts of its wholly-owned subsidiary, Plumas Bank. Plumas Statutory Trust I and Plumas Statutory Trust II are not consolidated into the Company’s consolidated financial statements and, accordingly, are accounted for under the equity method. In the opinion of management, the unaudited condensed consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the Company’s financial position at June 30, 2014 and the results of its operations and its cash flows for the three-month and six month periods ended June 30, 2014 and 2013. Our condensed consolidated balance sheet at December 31, 2013 is derived from audited financial statements. Certain reclassifications have been made to prior period’s balances to conform to classifications used in 2014.

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

These interim financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s 2013 Annual Report to Shareholders on Form 10-K. The results of operations for the three-month and six-month periods ended June 30, 2014 may not necessarily be indicative of future operating results. In preparing such financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the balance sheet and revenues and expenses for the periods reported. Actual results could differ significantly from those estimates.

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

4. INVESTMENT SECURITIES AVAILABLE FOR SALE

The amortized cost and estimated fair value of investment securities at June 30, 2014 and December 31, 2013 consisted of the following, in thousands:

	June 30, 2014
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Available-for-Sale:
Debt securities:
U.S. Government-sponsored agencies	$13,057	$42	$(21)	$13,078
U.S. Government-sponsored agencies collateralized by mortgage obligations-residential	71,816	232	(803)	71,245
Obligations of states and political subdivisions	5,851	97	(6)	5,942
Corporate debt securities	502	1	—	503

	$91,226	$372	$(830)	$90,768

Net unrealized loss on available-for-sale investment securities totaling $458,000 were recorded, net of $189,000 in tax benefits, as accumulated other comprehensive income within shareholders’ equity at June 30, 2014. No securities were sold during the six months ended June 30, 2014.

	December 31, 2013
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Available-for-Sale:
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

There were no transfers of available-for-sale investment securities during the six months ended June 30, 2014 and twelve months ended December 31, 2013. There were no securities classified as held-to-maturity at June 30, 2014 or December 31, 2013.

Investment securities with unrealized losses at June 30, 2014 and December 31, 2013 are summarized and classified according to the duration of the loss period as follows, in thousands:

	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
June 30, 2014
Debt securities:
U.S. Government-sponsored agencies	$—	$—	$3,983	$21	$3,983	$21
U.S. Government agencies collateralized by mortgage obligations-residential	5,324	14	38,390	789	43,714	803
Obligations of states and political subdivisions	1,816	6	—	—	1,816	6

	$7,140	$20	$42,373	$810	$49,513	$830

December 31, 2013
Debt securities:
U.S. Government-sponsored agencies	$5,930	$75	$—	$—	$5,930	$75
U.S. Government agencies collateralized by mortgage obligations-residential	53,603	1,700	4,317	254	57,920	1,954
Obligations of states and political subdivisions	928	17	—	—	928	17

	$60,461	$1,792	$4,317	$254	$64,778	$2,046

At June 30, 2014, the Company held 97 securities of which 48 were in a loss position. Of the securities in a loss position, all but 13 were in a loss position for less than twelve months. Of the 48 securities 4 are U.S. Government-sponsored agencies 36 are U.S. Government-sponsored agencies collateralized by residential mortgage obligations and 8 were obligations of states and political subdivisions. The unrealized losses relate principally to market rate conditions. All of the securities continue to pay as scheduled. When analyzing an issuer’s financial condition, management considers the length of time and extent to which the market value has been less than cost; the historical and implied volatility of the security; the financial condition of the issuer of the security; and the Company’s intent and ability to hold the security to recovery. As of June 30, 2014, management does not have the intent to sell these securities nor does it believe it is more likely than not that it will be required to sell these securities before the recovery of its amortized cost basis. Based on the Company’s evaluation of the above and other relevant factors, the Company does not believe the securities that are in an unrealized loss position as of June 30, 2014 are other than temporarily impaired.

The amortized cost and estimated fair value of investment securities at June 30, 2014 by contractual maturity are shown below, in thousands.

	Amortized Cost	Estimated Fair Value
Within one year	$3,057	$3,065
After one year through five years	10,502	10,515
After five years through ten years	3,931	4,010
After ten years	1,920	1,933
Investment securities not due at a single maturity date:
Government-sponsored mortgage-backed securities	71,816	71,245

	$91,226	$90,768

Expected maturities will differ from contractual maturities because the issuers of the securities may have the right to call or prepay obligations with or without call or prepayment penalties. Investment securities with amortized costs totaling $52,665,000 and $54,373,000 and estimated fair values totaling $52,413,000 and $53,493,000 June 30, 2014 and December 31, 2013, respectively, were pledged to secure deposits and repurchase agreements.

5. LOANS AND THE ALLOWANCE FOR LOAN LOSSES

Outstanding loans are summarized below, in thousands:

	June 30,	December 31,
	2014	2013
Commercial	$32,882	$32,612
Agricultural	32,152	30,647
Real estate – residential	29,364	31,322
Real estate – commercial	161,205	155,942
Real estate – construction and land development	20,904	17,793
Equity lines of credit	37,701	35,800
Auto	37,981	30,305
Other	4,124	4,130

	356,313	338,551
Deferred loan costs, net	1,599	1,340
Allowance for loan losses	(5,358)	(5,517)

	$352,554	$334,374

Changes in the allowance for loan losses, in thousands, were as follows:

	June 30,	December 31,
	2014	2013
Balance, beginning of year	$5,517	$5,686
Provision charged to operations	450	1,400
Losses charged to allowance	(1,221)	(1,915)
Recoveries	612	346

Balance, end of year	$5,358	$5,517

The recorded investment in impaired loans totaled $8,854,000 and $9,815,000 at June 30, 2014 and December 31, 2013, respectively. The Company had specific allowances for loan losses of $824,000 on impaired loans of $2,604,000 at June 30, 2014 as compared to specific allowances for loan losses of $629,000 on impaired loans of $2,322,000 at December 31, 2013. The balance of impaired loans in which no specific reserves were required totaled $6,250,000 and $7,493,000 at June 30, 2014 and December 31, 2013, respectively. The average recorded investment in impaired loans for the six months ended June 30, 2014 and June 30, 2013 was $8,982,000 and $16,076,000, respectively. The Company recognized $64,000 and $210,000 in interest income on a cash basis for impaired loans during the six months ended June 30, 2014 and 2013, respectively. During the three months ended June 30, 2014 and 2013 the Company recognized ($31,000) and $107,000 in interest income on a cash basis for impaired loans, respectively.

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

The carrying value of troubled debt restructurings at June 30, 2014 and December 31, 2013 was $6,590,000 and $7,616,000, respectively. The Company has allocated $455,000 and $284,000 of specific reserves on loans to customers whose loan terms have been modified in troubled debt restructurings as of June 30, 2014 and December 31, 2013, respectively. The Company has not committed to lend additional amounts on loans classified as troubled debt restructurings at June 30, 2014 and December 31, 2013.

There were no troubled debt restructurings that occurred during the six months ending June 30, 2014.

During the three and six month periods ended June 30, 2013, the terms of certain loans were modified as troubled debt restructurings. Modifications involving a reduction of the stated interest rate of the loan was for periods ranging from 1 month to 10 years and those with decreases in rates ranged from 0% to 1.5%.

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

There were no troubled debt restructurings for which there was a payment default within twelve months following the modification during the six months ended June 30, 2014.

The following table presents loans by class modified as troubled debt restructurings for which there was a payment default within twelve months following the modification during the six months ended June 30, 2013, dollars in thousands.

	Number of	Recorded
	Loans	Investment
Troubled Debt Restructurings:
Real estate – construction and land development	1	$1,150

Total	1	$1,150

The troubled debt restructuring described above increased the allowance for loan losses by $154,000 and resulted in no charge-offs during the six months ending June 30, 2013. There were no loans for which there was a payment default within twelve months following the modification during the three months ended June 30, 2013.

The terms of certain other loans were modified during the six months ending June 30, 2014 and year ending December 31, 2013 that did not meet the definition of a troubled debt restructuring. These loans have a total recorded investment as of June 30, 2014 and December 31, 2013 of $14 million and $14 million, respectively.

These loans which were modified during the six months ended June 30, 2014 and year ended December 31, 2013 did not meet the definition of a troubled debt restructuring as the modification was a delay in a payment ranging from 30 days to 3 months that was considered to be insignificant or the borrower was not considered to be experiencing financial difficulties.

At June 30, 2014 and December 31, 2013, nonaccrual loans totaled $6,869,000 and $5,519,000, respectively. Interest foregone on nonaccrual loans totaled $204,000 and $170,000 for the six months ended June 30, 2014 and 2013, respectively. Interest foregone on nonaccrual loans totaled $103,000 and $80,000 for the three months ended June 30, 2014 and 2013, respectively. Loans past due 90 days or more and on accrual status totaled $21,000 and $17,000 at June 30, 2014 and December 31, 2013, respectively.

Salaries and employee benefits totaling $675,000 and $672,000 have been deferred as loan origination costs during the six months ended June 30, 2014 and 2013, respectively. Salaries and employee benefits totaling $334,000 and $378,000 have been deferred as loan origination costs during the three months ended June 30, 2014 and 2013, respectively.

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

The following table shows the loan portfolio allocated by management’s internal risk ratings at the dates indicated, in thousands:

June 30, 2014

	Commercial Credit Exposure
	Credit Risk Profile by Internally Assigned Grade
	Commercial	Agricultural	Real Estate- Residential	Real Estate- Commercial	Real Estate- Construction	Equity LOC	Total
Grade:
Pass	$31,617	$31,704	$28,295	$154,452	$19,344	$36,846	$302,258
Watch	789	389	128	2,753	—	154	4,213
Substandard	476	59	941	4,000	1,560	701	7,737
Doubtful	—	—	—	—	—	—	—

Total	$32,882	$32,152	$29,364	$161,205	$20,904	$37,701	$314,208

December 31, 2013

	Commercial Credit Exposure
	Credit Risk Profile by Internally Assigned Grade
	Commercial	Agricultural	Real Estate- Residential	Real Estate- Commercial	Real Estate- Construction	Equity LOC	Total
Grade:
Pass	$30,477	$30,213	$30,007	$147,605	$17,733	$34,742	$290,777
Watch	1,420	345	346	3,484	—	157	5,752
Substandard	665	89	969	4,853	60	890	7,526
Doubtful	50	—	—	—	—	11	61

Total	$32,612	$30,647	$31,322	$155,942	$17,793	$35,800	$304,116

	Consumer Credit Exposure			Consumer Credit Exposure
	Credit Risk Profile Based on Payment Activity			Credit Risk Profile Based on Payment Activity
	June 30, 2014			December 31, 2013
	Auto	Other	Total	Auto	Other	Total
Grade:
Performing	$37,841	$4,099	$41,940	$30,228	$4,113	$34,341
Non-performing	140	25	165	77	17	94

Total	$37,981	$4,124	$42,105	$30,305	$4,130	$34,435

The following tables show the allocation of the allowance for loan losses at the dates indicated, in thousands:

	Commercial	Agricultural	Real Estate- Residential	Real Estate- Commercial	Real Estate- Construction	Equity LOC	Auto	Other	Total
Six months ended June 30, 2014:
Allowance for Loan Losses
Beginning balance	$785	$164	$638	$1,774	$944	$613	$449	$150	$5,517
Charge-offs	(93)	—	(145)	(679)	—	(142)	(105)	(57)	(1,221)
Recoveries	27	—	27	1	491	13	21	32	612
Provision	(16)	47	(97)	590	(295)	119	101	1	450

Ending balance	$703	$211	$423	$1,686	$1,140	$603	$466	$126	$5,358

Three months ended June 30, 2014:
Allowance for Loan Losses
Beginning balance	$542	$177	$604	$1,962	$1,166	$711	$429	$124	$5,715
Charge-offs	(7)	—	(145)	(679)	—	(131)	(34)	(30)	(1,026)
Recoveries	14	—	8	—	329	1	9	8	369
Provision	154	34	(44)	403	(355)	22	62	24	300

Ending balance	$703	$211	$423	$1,686	$1,140	$603	$466	$126	$5,358

Six months ended June 30, 2013:
Allowance for Loan Losses
Beginning balance	$855	$159	$894	$1,656	$950	$736	$289	$147	$5,686
Charge-offs	(353)	—	(221)	(132)	(735)	(21)	(49)	(98)	(1,609)
Recoveries	28	—	—	11	—	1	28	18	86
Provision	190	24	(69)	120	671	(12)	83	93	1,100

Ending balance	$720	$183	$604	$1,655	$886	$704	$351	$160	$5,263

Three months ended June 30, 2013:
Allowance for Loan Losses
Beginning balance	$786	$165	$654	$1,418	$1,600	$708	$290	$156	$5,777
Charge-offs	(200)	—	—	—	(680)	(21)	(27)	(35)	(963)
Recoveries	19	—	—	9	—	1	11	9	49
Provision	115	18	(50)	228	(34)	16	77	30	400

Ending balance	$720	$183	$604	$1,655	$886	$704	$351	$160	$5,263

June 30, 2014:
Allowance for Loan Losses
Ending balance: individually evaluated for impairment	$114	$—	$94	$282	$185	$149	$—	$—	$824

Ending balance: collectively evaluated for impairment	$589	$211	$329	$1,404	$955	$454	$466	$126	$4,534

Loans
Ending balance	$32,882	$32,152	$29,364	$161,205	$20,904	$37,701	$37,981	$4,124	$356,313

Ending balance: individually evaluated for impairment	$947	$266	$2,473	$2,729	$1,662	$633	$140	$4	$8,854

Ending balance: collectively evaluated for impairment	$31,935	$31,886	$26,891	$158,476	$19,242	$37,068	$37,841	$4,120	$347,459

	Commercial	Agricultural	Real Estate- Residential	Real Estate- Commercial	Real Estate- Construction	Equity LOC	Auto	Other	Total
December 31, 2013:
Allowance for Loan Losses
Ending balance: individually evaluated for impairment	$79	$—	$200	$232	$13	$105	$—	$—	$629

Ending balance: collectively evaluated for impairment	$706	$164	$438	$1,542	$931	$508	$449	$150	$4,888

Loans
Ending balance	$32,612	$30,647	$31,322	$155,942	$17,793	$35,800	$30,305	$4,130	$338,551

Ending balance: individually evaluated for impairment	$1,324	$267	$2,475	$3,074	$1,737	$861	$77	$—	$9,815

Ending balance: collectively evaluated for impairment	$31,288	$30,380	$28,847	$152,868	$16,056	$34,939	$30,228	$4,130	$328,736

The following table shows an aging analysis of the loan portfolio by the time past due, in thousands:

	30-89 Days Past Due	90 Days and Still Accruing	Nonaccrual	Total Past Due	Current	Total
As of June 30, 2014
Commercial:
Commercial	$29	$—	$922	$951	$31,931	$32,882
Agricultural	—	—	—	—	32,152	32,152
Real estate – construction	41	—	1,519	1,560	19,344	20,904
Real estate	106	—	2,729	2,835	158,370	161,205
Residential:
Real estate	224	—	922	1,146	28,218	29,364
Equity LOC	239	—	633	872	36,829	37,701
Consumer:
Auto	394	—	140	534	37,447	37,981
Other	71	21	4	96	4,028	4,124

Total	$1,104	$21	$6,869	$7,994	$348,319	$356,313

	30-89 Days Past Due	90 Days and Still Accruing	Nonaccrual	Total Past Due	Current	Total
As of December 31, 2013
Commercial:
Commercial	$129	$—	$1,295	$1,424	$31,188	$32,612
Agricultural	—	—	—	—	30,647	30,647
Real estate – construction	25	—	18	43	17,750	17,793
Real estate	304	—	2,369	2,673	153,269	155,942
Residential:
Real estate	695	—	899	1,594	29,728	31,322
Equity LOC	72	—	861	933	34,867	35,800
Consumer:
Auto	244	—	77	321	29,984	30,305
Other	63	17	—	80	4,050	4,130

Total	$1,532	$17	$5,519	$7,068	$331,483	$338,551

The following tables show information related to impaired loans at the dates indicated, in thousands:

		Unpaid		Average	Interest
	Recorded	Principal	Related	Recorded	Income
	Investment	Balance	Allowance	Investment	Recognized
As of June 30, 2014:
With no related allowance recorded:
Commercial	$808	$1,055		$791	$1
Agricultural	266	266		267	10
Real estate – construction	1,034	1,034		1,087	—
Real estate – commercial	1,639	2,077		1,565	4
Real estate – residential	2,077	2,088		2,056	42
Equity Lines of Credit	282	282		291	—
Auto	140	140		73	—
Other	4	4		—	—
With an allowance recorded:
Commercial	$139	$139	$114	$42	$—
Agricultural	—	—	—	—	—
Real estate – construction	628	628	185	635	—
Real estate – commercial	1,090	1,090	282	1,426	—
Real estate – residential	396	403	94	396	7
Equity Lines of Credit	351	351	149	353	—
Auto	—	—	—	—	—
Other	—	—	—	—	—
Total:
Commercial	$947	$1,194	$114	$833	$1
Agricultural	266	266	—	267	10
Real estate – construction	1,662	1,662	185	1,722	—
Real estate – commercial	2,729	3,167	282	2,991	4
Real estate – residential	2,473	2,491	94	2,452	49
Equity Lines of Credit	633	633	149	644	—
Auto	140	140	—	73	—
Other	4	4	—	—	—

Total	$8,854	$9,557	$824	$8,982	$64

		Unpaid		Average	Interest
	Recorded	Principal	Related	Recorded	Income
	Investment	Balance	Allowance	Investment	Recognized
As of December 31, 2013:
With no related allowance recorded:
Commercial	$1,224	$1,493		$1,239	$3
Agricultural	267	267		267	20
Real estate – construction	1,325	1,325		1,384	79
Real estate – commercial	2,237	2,675		2,489	53
Real estate – residential	2,024	2,035		2,057	89
Equity Lines of Credit	339	339		294	9
Auto	77	77		20	3
Other	—	—		—	—
With an allowance recorded:
Commercial	$100	$100	$79	$58	$—
Agricultural	—	—	—	—	—
Real estate – construction	412	412	13	417	25
Real estate – commercial	837	837	232	994	—
Real estate – residential	451	451	200	452	10
Equity Lines of Credit	522	522	105	511	7
Auto	—	—	—	—	—
Other	—	—	—	—	—
Total:
Commercial	$1,324	$1,593	$79	$1,297	$3
Agricultural	267	267	—	267	20
Real estate – construction	1,737	1,737	13	1,801	104
Real estate – commercial	3,074	3,512	232	3,483	53
Real estate – residential	2,475	2,486	200	2,509	99
Equity Lines of Credit	861	861	105	805	16
Auto	77	77	—	20	3
Other	—	—	—	—	—

Total	$9,815	$10,533	$629	$10,182	$298

6. COMMITMENTS AND CONTINGENCIES

The Company is party to claims and legal proceedings arising in the ordinary course of business. In the opinion of the Company’s management, the amount of ultimate liability with respect to such proceedings will not have a material adverse effect on the financial condition or result of operations of the Company taken as a whole.

In the normal course of business, there are various outstanding commitments to extend credit, which are not reflected in the financial statements, including loan commitments of $85,804,000 and $84,229,000 and stand-by letters of credit of $50,000 and $60,000 at June 30, 2014 and December 31, 2013, respectively.

Of the loan commitments outstanding at June 30, 2014, $12,004,000 are real estate construction loan commitments that are expected to fund within the next twelve months. The remaining commitments primarily relate to revolving lines of credit or other commercial loans, and many of these are expected to expire without being drawn upon. Therefore, the total commitments do not necessarily represent future cash requirements. Each loan commitment and the amount and type of collateral obtained, if any, are evaluated on an individual basis. Collateral held varies, but may include real property, bank deposits, debt or equity securities or business assets.

Stand-by letters of credit are conditional commitments written to guarantee the performance of a customer to a third party. These guarantees are primarily related to the purchases of inventory by commercial customers and are typically short-term in nature. Credit risk is similar to that involved in extending loan commitments to customers and accordingly, evaluation and collateral requirements similar to those for loan commitments are used. The deferred liability related to the Company’s stand-by letters of credit was not significant at June 30, 2014 or December 31, 2013.

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

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(In thousands, except per share data)	2014	2013	2014	2013
Net Income:
Net income	$1,125	$891	$2,067	$1,507
Discount on redemption of preferred stock	—	530	—	530
Dividends and discount accretion on preferred shares	—	(110)	—	(281)

Net income available to common shareholders	$1,125	$1,311	$2,067	$1,756

Earnings Per Share:
Basic earnings per share	$0.23	$0.27	$0.43	$0.37
Diluted earnings per share	$0.23	$0.27	$0.42	$0.36
Weighted Average Number of Shares Outstanding:
Basic shares	4,792	4,779	4,790	4,778
Diluted shares	4,958	4,862	4,944	4,842

Shares of common stock issuable under stock options and warrants for which the exercise prices were greater than the average market prices were not included in the computation of diluted earnings per share due to their antidilutive effect. Stock options and warrants not included in the computation of diluted earnings per share, due to shares not being in-the-money and having an antidilutive effect, were approximately 267,000 and 200,000 for the three month periods ended June 30, 2014 and 2013, respectively. Stock options and warrants not included in the computation of diluted earnings per share, due to shares not being in-the-money and having an antidilutive effect, were approximately 267,000 and 320,000 for the six month periods ended June 30, 2014 and 2013, respectively.

8. STOCK-BASED COMPENSATION

Stock Options

In 2001, the Company established a Stock Option Plan (the “2001 Plan”) for which 339,209 shares of common stock remain reserved for issuance to employees and directors and no shares are available for future grants as of June 30, 2014.

A summary of the activity within the 2001 Plan follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term in Years	Intrinsic Value
Options outstanding at January 1, 2014	365,059	$8.53
Options cancelled	(18,450)	12.77
Options exercised	(7,400)	2.95

Options outstanding at June 30, 2014	339,209	$8.42	3.0	$703,780

Options exercisable at June 30, 2014	290,016	$9.35	2.7	$514,360
Expected to vest after June 30, 2014	41,918	$2.95	4.7	$161,386

Compensation cost related to stock options recognized in operating results under the 2001 Plan was $24,000 and $19,000 for the six months ended June 30, 2014 and 2013, respectively. The associated future income tax benefit recognized was $1,000 for the six months ended June 30, 2014 and 2013. Compensation cost related to stock options recognized in operating results was $14,000 and $10,000 for the quarters ended June 30, 2014 and 2013. There was no associated future income tax benefit recognized for the quarters ended June 30, 2014 and 2013.

At June 30, 2014, there was $30,000 of total unrecognized compensation cost related to non-vested stock option awards which is expected to be recognized over a weighted-average period of 1 year.

The total fair value of options vested during the six months ended June 30, 2014 was $49,000. The total intrinsic value of options exercised during the six months ended June 30, 2014 was $30,000.

Cash received for options exercised during the six months ended June 30, 2014 was $22,000. The tax benefit realized for the tax deductions from option exercise totaled $8,000 and $0, respectively, for the six months ended June 30, 2014 and 2013.

In May 2013, the Company established the 2013 Stock Option Plan (the “2013 Plan”) for which 500,000 shares of common stock are reserved and 389,600 shares are available for future grants as of June 30, 2014. The Plan requires that the option price may not be less than the fair market value of the stock at the date the option is granted, and that the stock must be paid in full at the time the option is exercised. Payment in full for the option price must be made in cash, with Company common stock previously acquired by the optionee and held by the optionee for a period of at least six months, in options of the Optionee that are fully vested and exercisable or in any combination of the foregoing. The options expire on dates determined by the Board of Directors, but not later than ten years from the date of grant.

The fair value of each option is estimated on the date of grant using the following assumptions in 2014.

Six Months Ended June 30, 2014
Expected life of stock options	5.2 years
Interest rate—stock options	1.64%
Volatility—stock options	63.8%
Dividend yields	2.0%
Weighted-average fair value of options granted during the period	$3.02

A summary of the activity within the 2013 Plan follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term in Years	Intrinsic Value
Options outstanding at January 1, 2014	—	$—
Options granted	110,400	6.32

Options outstanding at June 30, 2014	110,400	$6.32	7.8		$52,992

Options exercisable at June 30, 2014	—	N/A	N/A	$	N/A
Expected to vest after June 30, 2014	94,061	$6.32	7.8		$45,149

Compensation cost related to stock options recognized in operating results under the 2013 Plan was $10,000 for the three and six months ended June 30, 2014 and $0 for 2013. The associated future income tax benefit recognized was $1,000 for the three and six months ended June 30, 2014 and $0 for 2013. As of June 30, 2014, there was $214,000 of total unrecognized compensation cost related to non-vested, share-based compensation arrangements granted under the 2013 Plan. That cost is expected to be recognized over a weighted average period of 3.8 years.

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

Interest expense and penalties associated with unrecognized tax benefits, if any, are classified as income tax expense in the consolidated income statement. There have been no significant changes to unrecognized tax benefits or accrued interest and penalties for the three months ended June 30, 2014.

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

Fair Value of Financial Instruments

The carrying amounts and estimated fair values of financial instruments, at June 30, 2014 and December 31, 2013 are as follows, in thousands:

		Fair Value Measurements at June 30, 2014 Using:
	Carrying Value	Level 1	Level 2	Level 3	Total Fair Value
Financial assets:
Cash and cash equivalents	$39,992	$39,992			$39,992
Investment securities	90,768		$90,768		90,768
Loans, net	352,554			$354,134	354,134
FHLB stock	2,380				N/A
Accrued interest receivable	1,568		273	1,295	1,568
Financial liabilities:
Deposits	456,716	397,395	59,356		456,751
Repurchase agreements	4,071		4,071		4,071
Note payable	3,000			3,000	3,000
Subordinated debenture	7,374			7,363	7,363
Junior subordinated deferrable interest debentures	10,310			6,896	6,896
Accrued interest payable	103	6	66	31	103

		Fair Value Measurements at December 31, 2013 Using:
	Carrying Value	Level 1	Level 2	Level 3	Total Fair Value
Financial assets:
Cash and cash equivalents	$49,917	$49,917			$49,917
Investment securities	90,343		$90,343		90,343
Loans, net	334,374			$337,392	337,392
FHLB stock	2,226				N/A
Accrued interest receivable	1,691		260	1,431	1,691
Financial liabilities:
Deposits	449,439	386,757	62,743		449,500
Repurchase agreements	9,109		9,109		9,109
Note payable	3,000			3,000	3,000
Subordinated debenture	7,295			7,121	7,121
Junior subordinated deferrable interest debentures	10,310			7,193	7,193
Accrued interest payable	98	6	58	34	98

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

The following tables present information about the Company’s assets and liabilities measured at fair value on a recurring and non-recurring basis as of June 30, 2014 and December 31, 2013, and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value:

Assets and liabilities measured at fair value on a recurring basis at June 30, 2014 and December 31, 2013 are summarized below, in thousands:

		Fair Value Measurements at June 30, 2014 Using:
	Total Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
U.S. Government-sponsored agencies	$13,078		$13,078
U.S. Government-sponsored agencies collateralized by mortgage obligations- residential	71,245		71,245
Obligations of states and political subdivisions	5,942		5,942
Corporate debt securities	503		503

	$90,768	$—	$90,768	$—

		Fair Value Measurements at December 31, 2013 Using:
	Total Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
U.S. Government-sponsored agencies	$27,097		$27,097
U.S. Government-sponsored agencies collateralized by mortgage obligations- residential	61,875		61,875
Obligations of states and political subdivisions	1,371		1,371

	$90,343	$—	$90,343	$—

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

Assets and liabilities measured at fair value on a non-recurring basis at June 30, 2014 are summarized below, in thousands:

		Fair Value Measurements at June 30, 2014 Using:
	Total Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Six Months Ended June 30, 2014 Total Gains (Losses)
Assets:
Impaired loans:
Commercial	$761	$—	$—	$761	$—
Agricultural	—			—	—
Real estate – residential	149			149	(63)
Real estate – commercial	1,558			1,558	(50)
Real estate – construction and land development	60			60	(169)
Equity lines of credit	147			147	(81)
Auto	—			—	—
Other	—			—	—

Total impaired loans	2,675	—	—	2,675	(363)

Other real estate:
Real estate – residential	383			383	11
Real estate – commercial	1,283			1,283	—
Real estate – construction and land development	1,769			1,769	(126)
Equity lines of credit	479			479	(20)

Total other real estate	3,914	—	—	3,914	(135)

	$6,589	$—	$—	$6,589	$(498)

Assets and liabilities measured at fair value on a non-recurring basis at December 31, 2013 are summarized below, in thousands:

		Fair Value Measurements at December 31, 2013 Using:
	Total Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Six Months Ended June 30, 2013 Total Gains (Losses)
Assets:
Impaired loans:
Commercial	$767	$—	$—	$767	$8
Agricultural	—			—	—
Real estate – residential	28			28	(88)
Real estate – commercial	1,377			1,377	163
Real estate – construction and land development	—			—	(10)
Equity lines of credit	360			360	(6)
Auto	—			—	5
Other	—			—	3

Total impaired loans	2,532	—	—	2,532	75

Other real estate:
Real estate – residential	873			873	—
Real estate – commercial	983			983	(9)
Real estate – construction and land development	4,289			4,289	(405)
Equity lines of credit	254			254	—

Total other real estate	6,399	—	—	6,399	(414)

	$8,931	$—	$—	$8,931	$(339)

The Company has no liabilities which are reported at fair value.

The following methods were used to estimate fair value.

Impaired Loans: The fair value of collateral dependent impaired loans with specific allocations of the allowance for loan losses or loans that have been subject to partial charge-offs are generally based on recent real estate appraisals. These appraisals may utilize a single valuation approach or a combination of approaches including comparable sales and the income approach. Adjustments are routinely made in the appraisal process by the independent appraisers to adjust for differences between the comparable sales and income data available. Such adjustments are usually significant and typically result in a Level 3 classification of the inputs for determining fair value. Total (losses)/gains of ($363,000) and $75,000 represent impairment charges recognized during the six months ended June 30, 2014 and 2013, respectively, related to the above impaired loans.

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

The following table presents quantitative information about Level 3 fair value measurements for financial instruments measured at fair value on a non-recurring basis at June 30, 2014 and December 31, 2013 (dollars in thousands):

					Range	Range
Description	Fair Value 6/30/14	Fair Value 12/31/2013	Valuation Technique	Significant Unobservable Input	(Weighted Average) 6/30/2014	(Weighted Average) 12/31/2013
Impaired Loans:
Commercial	$761	$767	Sales Comparison	Adjustment for differences between comparable sales	0% (0%)	0% (0%)
Agricultural	$—	$—	Sales Comparison	Adjustment for differences between comparable sales	N/A	N/A
RE – Residential	$149	$28	Sales Comparison	Adjustment for differences between comparable sales	8% (8%)	8% (8%)
RE – Commercial	$1,558	$1,377	Sales Comparison	Adjustment for differences between comparable sales	9% - 12% (11%)	10% - 12% (11%)
Land and Construction	$60	$—	Sales Comparison	Adjustment for differences between comparable sales	8% (8%)	N/A
Equity Lines of Credit	$147	$360	Sales Comparison	Adjustment for differences between comparable sales	8% (8%)	8% (8%)
Other Real Estate:
RE – Residential	$383	$873	Sales Comparison	Adjustment for differences between comparable sales	10% (10%)	10% (10%)
Land and Construction	$1,769	$4,289	Sales Comparison	Adjustment for differences between comparable sales	10% (10%)	10% (10%)
RE – Commercial	$1,283	$983	Sales Comparison	Adjustment for differences between comparable sales	10% (10%)	10% (10%)
Equity Lines of Credit	$479	$254	Sales Comparison	Adjustment for differences between comparable sales	10% (10%)	10% (10%)

11. ADOPTION OF NEW ACCOUNTING STANDARDS

Recently Adopted Accounting Pronouncements

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

Pending Accounting Pronouncements

In January 2014, the FASB issued ASU No. 2014-04, Reclassification of Residential Real Estate Collateralized Consumer Mortgage Loans upon Foreclosure. The objective of this guidance is to clarify when an in substance repossession or foreclosure occurs, that is, when a creditor should be considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan such that the loan receivable should be derecognized and the real estate property recognized. ASU No. 2014-04 states that an in substance repossession or foreclosure occurs, and a creditor is considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan, upon either (1) the creditor obtaining legal title to the residential real estate property upon completion of a foreclosure or (2) the borrower conveying all interest in the residential real estate property to the creditor to satisfy that loan through completion of a deed in lieu of foreclosure or through a similar legal agreement. Additionally, ASU No. 2014-04 requires interim and annual disclosure of both (1) the amount of foreclosed residential real estate property held by the creditor and (2) the recorded investment in consumer mortgage loans collateralized by residential real estate property that are in the process of foreclosure according to local requirements of the applicable jurisdiction. ASU No. 2014-04 is effective for interim and annual reporting periods beginning after December 15, 2014. The adoption of ASU No. 2014-04 is not expected to have a material impact on the Company’s Financial Statements.

In May 2014, the FASB issued ASU No. 2014-09 Revenue from Contracts with Customers. This update to the ASC is the culmination of efforts by the FASB and the International Accounting Standards Board (IASB) to develop a common revenue standard for U.S. GAAP and International Financial Reporting Standards (IFRS). ASU 2014-09 supersedes Topic 605 – Revenue Recognition and most industry-specific guidance. The core principal of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The guidance in ASU 2014-09 describes a 5-step process entities can apply to achieve the core principle of revenue recognition and requires disclosures sufficient to enable users of financial statements to understand the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers and the significant judgments used in determining that information. The amendments in ASU 2014-9 are effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period and early application is not allowed. The Company is currently evaluating the effects of ASU 2014-04 on its financial statements and disclosures, if any.

In June 2014, the FASB issued ASU No. 2014-12, Compensation – Stock Compensation –Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Services Period. The amendments in ASU 2014-12 provide guidance for determining compensation cost under specific circumstances when an employee is eligible to vest in an award regardless of whether the employee is rendering service on the date the performance target is achieved. ASU 2014-12 becomes effective for annual and interim periods beginning after December 15, 2015 with early adoption permitted. The adoption of ASU No. 2014-12 is not expected to have a material impact on the Company’s Financial Statements.

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

INTRODUCTION

The following discussion and analysis sets forth certain statistical information relating to the Company as of June 30, 2014 and December 31, 2013 and for the six and three month periods ended June 30, 2014 and 2013. This discussion should be read in conjunction with the condensed consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q and the consolidated financial statements and notes thereto included in Plumas Bancorp’s Annual Report filed on Form 10-K for the year ended December 31, 2013.

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

OVERVIEW

The Company recorded net income of $2.1 million for the six months ended June 30, 2014, up $560 thousand from net income of $1.5 million during the six months ended June 30, 2013. The components of this increase were a $529 thousand increase in net interest income, a $650 thousand decline in the provision for loan losses and a $184 thousand increase in non-interest income. These items were partially offset by an increase of $349 thousand in non-interest expense and a $454 thousand increase in the provision for income taxes.

Net income allocable to common shareholders increased from $1.8 million or $0.36 per diluted share during the six months ended June 30, 2013 to $2.1 million or $0.42 per diluted share during the current six month period. Income allocable to common shareholders is calculated by subtracting dividends and discount amortized on preferred stock from net income. During the 2013 period income allocable to common shareholders benefited from a $530 thousand discount on redemption of preferred stock partially offset by $110 thousand in dividends and discount accretion on preferred stock.

Total assets at June 30, 2014 were $521 million, an increase of $5.5 million from December 31, 2013. This increase included an increase in net loans of $18.2 million partially offset by declines of $9.9 million in cash and cash equivalents, $2.5 million in Other Real Estate Owned (OREO) and $0.3 million in all other assets. Net loan balances increased from $334.4 million at December 31, 2013 to $352.6 million at June 30, 2014. Cash and cash equivalents declined from $49.9 million at December 31, 2013 to $40.0 million at June 30, 2014 and OREO declined from $6.4 million at December 31, 2013 to $3.9 million at June 30, 2014.

Deposits totaled $456.7 million at June 30, 2014, an increase of $7.3 million from December 31, 2013. Non-interest bearing demand deposits increased by $8.0 million while savings and money market accounts increased by $6.0 million. Interest bearing transaction accounts (NOW) accounts decreased by $3.4 million and time deposits declined by $3.3 million. Shareholders’ equity increased by $3.0 million from $30.6 million at December 31, 2013 to $33.6 million at June 30, 2014.

The annualized return on average assets was 0.80% for the six months ended June 30, 2014 up from 0.63% for the six months ended June 30, 2013. The annualized return on average common equity increased from 11.6% during the first six months of 2013 to 12.8% during the current six month period.

The following is a detailed discussion of each component affecting change in net income and the composition of our balance sheet.

RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED JUNE 30, 2014

Net interest income before provision for loan losses. Net interest income, on a nontax-equivalent basis, for the six months ended June 30, 2014 was $9.3 million, an increase of $529 thousand from the $8.8 million earned during the same period in 2013. The increase in net interest income includes an increase of $707 thousand in interest income and a decline of $44 thousand in interest expense on deposits. These items were partially offsetting by an increase in interest expense on other interest-bearing liabilities of $222 thousand. Related to the increase in interest expense on other interest-bearing liabilities and a decline in yield on the Company’s loan portfolio, net interest margin for the six months ended June 30, 2014 decreased 13 basis points, or 3%, to 4.02%, down from 4.15% for the same period in 2013.

Interest income increased by $707 thousand, or 7%, to $10.2 million for the six months ended June 30, 2014, up from $9.5 million during the same period in 2013. Interest and fees on loans increased $470 thousand to $9.4 million for the six months ended June 30, 2014 as compared to $8.9 million during the first half of 2013. The Company’s average loan balances were $344 million for the six months ended June 30, 2014, up $28.3 million, or 9%, from $316 million for the same period in 2013. The Company is focused on growing loan balances through a balanced and diversified approach.

The following table compares loan balances by type at June 30, 2014 and 2013.

	Balance at End of Period	Percent of Loans in Each Category	Balance at End of Period	Percent of Loans in Each Category
(dollars in thousands)	06/30/14	06/30/14	06/30/13	06/30/13
Commercial	$32,882	9.2%	$30,020	9.3%
Agricultural	32,152	9.0%	36,972	11.5%
Real estate—residential	29,364	8.2%	32,452	10.1%
Real estate—commercial	161,205	45.2%	144,229	44.8%
Real estate—construction	20,904	5.9%	12,121	3.8%
Equity Lines of Credit	37,701	10.6%	37,299	11.6%
Auto	37,981	10.7%	24,920	7.7%
Other	4,124	1.2%	3,929	1.2%

Total Gross Loans	$356,313	100%	$321,942	100%

The average rate earned on the Company’s loan balances decreased by 19 basis points to 5.48% during the first six months of 2014 compared to 5.67% during the first six months of 2013. We attribute much of the decrease in yield to price competition in our service area.

Interest on investment securities increased by $230 thousand as a result of an increase in yield of 36 basis points from 1.33% during the first half of 2013 to 1.69% during the six months ended June 30, 2014 and an increase in average balance from $79.9 million in 2013 to $90.1 million in 2014. The increase in yield incudes an increase in government sponsored agency residential mortgage backed securities as a percentage of total securities and an increase in market yields.

Interest expense on deposits decreased by $44 thousand, or 14%, to $264 thousand for the six months ended June 30, 2014, down from $308 thousand during the 2013 period. This decrease mostly relates to decreases in the average balance and rate paid on time deposits.

Interest on time deposits declined by $37 thousand. Average time deposits declined by $7.1 million from $67.9 million during the six months ended June 30, 2013 to $60.8 million during the current period. We attribute much of the reduction in time deposit to the unusually low interest rate environment as we have seen a movement out of time into more liquid deposit types. The average rate paid on time deposits decreased from 0.45% during the six months ended June 30, 2013 to 0.38% during the current period. This decrease primarily relates to a decline in market rates paid in the Company’s service area and the maturity of higher rate deposits.

Interest expense on NOW accounts declined by $9 thousand. Rates paid on NOW accounts declined by 2 basis points from 0.11% during the six months ended June 30, 2013 to 0.09% during the six months ended June 30, 2014 related to a decline in market rates.

Interest expense on money market accounts decreased by $6 thousand related to a decrease in rate paid on these accounts of 3 basis points from 0.17% during the 2013 period to 0.14% during the current period. Interest expense on savings accounts increased by $8 thousand related to an increase in average balance from $78.1 million during the six months ended June 30, 2013 to $100.2 million during the current period.

Interest expense on other interest-bearing liabilities increased by $222 thousand from $370 thousand during the six months ending June 30, 2013 to $592 thousand during the current six month period. On April 15, 2013, to help fund the repurchase of preferred stock during 2013, the Company issued a $7.5 million subordinated debenture. The subordinated debt bears an interest rate of 7.5% per annum, has a term of 8 years with no prepayment allowed during the first two years and was made in conjunction with an eight-year warrant (the “Lender Warrant”) to purchase up to 300,000 shares of the Bancorp’s common stock, no par value at an exercise price, subject to anti-dilution adjustments, of $5.25 per share. The effective yield on the debenture was 10.4% which was in excess of the 7.5% rate due to amortization of a $75 thousand commitment fee and a discount recorded on issuance of $318 thousand. Interest expense related to the debenture increased by $217 thousand related to the debt being outstanding for an additional three and one-half months in 2014.

On October 24, 2013 the Bancorp issued a $3 million promissory note payable to an unrelated commercial bank. The note bears interest at the U.S. “Prime Rate” plus three-quarters percent per annum (currently 4%), has a term of 18 months and is secured by 100 shares of Plumas Bank stock representing the Company’s 100% ownership interest in Plumas Bank. Proceeds from this note were used to help fund the redemption of the remaining preferred shares. Interest expense on this note for 2014 totaled $63 thousand.

Interest expense on junior subordinated debentures, which decreased by $10 thousand from 2013, fluctuates with changes in the 3-month London Interbank Offered Rate (LIBOR) rate. In addition, as a result of deferring our interest payments under the debentures during much of the first quarter of 2013 we were required to pay interest on the deferred interest payments. This had the effect of increasing interest expense and effective yield on the debentures. The deferred interest on the debentures was repaid in March of 2013.

Interest expense on other liabilities declined by $48 thousand from $51 thousand during the 2013 period to $3 thousand during the six months ended June 30, 2014. This item included interest on deferred dividends and interest on repurchase agreements during 2013, but during 2014 represents solely interest on repurchase agreements.

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

	For the Six Months Ended June 30, 2014			For the Six Months Ended June 30, 2013
	Average Balance (in thousands)	Interest (in thousands)	Yield/ Rate	Average Balance (in thousands)	Interest (in thousands)	Yield/ Rate
Interest-earning assets:
Loans (1) (2) (3)	$344,433	$9,366	5.48%	$316,126	$8,896	5.67%
Investment securities (1)	90,083	755	1.69%	79,883	525	1.33%
Interest-bearing deposits	33,254	55	0.33%	31,650	48	0.31%

Total interest-earning assets	467,770	10,176	4.39%	427,659	9,469	4.47%

Cash and due from banks	14,396			13,986
Other assets	36,043			37,042

Total assets	$518,209			$478,687

Interest-bearing liabilities:
NOW deposits	$82,736	38	0.09%	$83,612	47	0.11%
Money market deposits	47,862	33	0.14%	46,508	39	0.17%
Savings deposits	100,217	79	0.16%	78,080	71	0.18%
Time deposits	60,837	114	0.38%	67,908	151	0.45%

Total deposits	291,652	264	0.18%	276,108	308	0.22%
Note Payable	3,000	63	4.23%	—	—	—%
Subordinated debentures	7,331	377	10.37%	3,079	160	10.48%
Junior subordinated debentures	10,310	149	2.91%	10,310	159	3.11%
Other interest-bearing liabilities	6,450	3	0.09%	7,150	51	1.44%

Total interest-bearing liabilities	318,743	856	0.54%	296,647	678	0.46%

Non-interest bearing deposits	161,029			136,186
Other liabilities	5,994			6,041
Shareholders’ equity	32,443			39,813

Total liabilities & equity	$518,209			$478,687

Cost of funding interest-earning assets (4)			0.37%			0.32%
Net interest income and margin (5)		$9,320	4.02%		$8,791	4.15%

(1)	Not computed on a tax-equivalent basis.
(2)	Average nonaccrual loan balances of $7.3 million for 2014 and $12.3 million for 2013 are included in average loan balances for computational purposes.
(3)	Net loan costs included in loan interest income for the six-month periods ended June 30, 2014 and 2013 were $263,000 and $133,000, respectively.
(4)	Total annualized interest expense divided by the average balance of total earning assets.
(5)	Annualized net interest income divided by the average balance of total earning assets.

The following table sets forth changes in interest income and interest expense for the six-month periods indicated and the amount of change attributable to variances in volume, rates and the combination of volume and rates based on the relative changes of volume and rates:

	2014 over 2013 change in net interest income for the six months ended June 30
	(in thousands)
	Volume (1)	Rate (2)	Mix (3)	Total
Interest-earning assets:
Loans	$797	$(300)	$(27)	$470
Investment securities	67	145	18	230
Interest bearing deposits	2	4	1	7

Total interest income	866	(151)	(8)	707

Interest-bearing liabilities:
NOW deposits	—	(9)	—	(9)
Money market deposits	1	(7)	—	(6)
Savings deposits	20	(9)	(3)	8
Time deposits	(16)	(24)	3	(37)
Note payable	—	—	63	63
Subordinated debentures	221	(2)	(2)	217
Junior subordinated debentures	—	(10)	—	(10)
Other	—	(48)	—	(48)

Total interest expense	226	(109)	61	178

Net interest income	$640	$(42)	$(69)	$529

(1)	The volume change in net interest income represents the change in average balance multiplied by the previous year’s rate.
(2)	The rate change in net interest income represents the change in rate multiplied by the previous year’s average balance.
(3)	The mix change in net interest income represents the change in average balance multiplied by the change in rate.

Provision for loan losses. During the six months ended June 30, 2014 we recorded a provision for loan losses of $450 thousand down $650 thousand from the $1.1 million provision recorded during the first half of 2013. Approximately $0.7 million of the $1.1 million provision during 2013 was related to a specific reserve required on a significant land development loan. During June, 2013 this loan, which had a book balance of $2.3 million, was transferred to OREO and during the second quarter of 2014 the related OREO was sold. See “Analysis of Asset Quality and Allowance for Loan Losses” for further discussion of loan quality trends and the provision for loan losses.

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

Non-interest income. During the six months ended June 30, 2014 non-interest income totaled $3.6 million an increase of $184 thousand from the six months ended June 30, 2013. The largest component of this increase was an increase of $240 thousand in service charge income which we attribute to growth in the Company’s demand deposit accounts, an increase in debit card interchange income and a restructuring of our service charge fee structure beginning in August of 2013. Other non-interest income increased by $126 thousand mostly related to increases in loan servicing income on previously sold SBA loans and an increase in dividends received on our Federal Home Loan Bank (FHLB) stock. These items were partially offset by a decline of $181 thousand in gains on the sale of government guaranteed loans. During the current period, proceeds from SBA loan sales totaled $11.8 million resulting in a gain on sale of $776 thousand. This compares to proceeds of $13.8 million and gain on sale of $957 thousand during the first half of 2013. Loans originated for sale were $9.1 million and $7.6 million during the six months ended June 30, 2014 and 2013, respectively.

The following table describes the components of non-interest income for the six-month periods ending June 30, 2014 and 2013, dollars in thousands:

	For the Six Months
	Ended June 30		Dollar	Percentage
	2014	2013	Change	Change
Service charges on deposit accounts	$2,058	$1,818	$240	13.2%
Gain on sale of loans	776	957	(181)	(18.9)%
Earnings on life insurance policies	172	173	(1)	(0.6)%
Other	576	450	126	28.0%

Total non-interest income	$3,582	$3,398	$184	5.4%

Non-interest expense. During the six months ended June 30, 2014, total non-interest expense increased by $349 thousand, or 4%, to $9.0 million, up from $8.7 million for the comparable period in 2013. The largest components of this increase were $461 thousand in salary and benefit expense, $201 thousand in outside service fees, $115 thousand in OREO costs and $113 thousand in occupancy and equipment expense. The largest declines in non-interest expense were $279 thousand in provision for OREO losses, $151 thousand in professional fees and $87 thousand in deposit premium amortization.

Salaries and employee benefits increased by $461 thousand primarily related to an increase in bonus expense of $300 thousand. The Bank’s bonus plan for 2014 provides for a bonus pool of 60% of the amount that pretax income exceeds budgeted pretax income with a cap of $600 thousand. There was no bonus accrual during the first half of 2013. Salary expense increased by $97 thousand as a decline in one employee was offset by merit and promotional increases. In addition, payroll tax expense increased by $36 thousand.

Of the $201 thousand increase in outside service fees, $108 thousand was related to the outsourcing of our item processing beginning in June of 2013. This cost as been offset by savings in salary and benefit expense and software expense.

OREO represents real property acquired by the Bank either through foreclosure or through a deed in lieu thereof from the borrower. The increase in OREO costs during 2014 includes an increase of $76 thousand in legal expense as we are actively pursuing additional recoveries on selected OREO properties through legal channels. In addition OREO expense during 2014 includes costs to renovate several properties in an effort to increase their marketability.

The largest components of the increase in occupancy and equipment expense relate to an increase in rental expense at our Tahoe City branch related to a new lease agreement and an increase in equipment expense related to replacing our Windows XP personal computers with new computers utilizing Windows 7 as Windows XP is no longer being supported.

When other real estate is acquired, any excess of the Bank’s recorded investment in the loan balance and accrued interest income over the estimated fair market value of the property less costs to sell is charged against the allowance for loan losses. A valuation allowance for losses on other real estate is maintained to provide for temporary declines in value. The allowance is established through a provision for subsequent losses on other real estate which is included in other expenses. Subsequent gains or losses on sales or write-downs resulting from impairment are recorded in other income or expensed as incurred. The provision for OREO losses declined by $279 thousand from $414 thousand during the six months ended June 30, 2014 to $135 thousand during the current period. During the second quarter of 2013 we recorded a $300 thousand provision related to one land development property.

Professional fees benefited from reductions in legal expense related to loan collection activities, corporate legal expense mostly related the repurchase of the preferred stock in 2013 and audit expense related to a change in audit firms beginning in 2014. The deposit premium intangible asset was fully amortized at the end of September, 2013 resulting in a savings of $87 thousand during the comparison periods.

The following table describes the components of non-interest expense for the six-month periods ending June 30, 2014 and 2013, dollars in thousands:

	For the Six Months
	Ended June 30		Dollar	Percentage
	2014	2013	Change	Change
Salaries and employee benefits	$4,762	$4,301	$461	10.7%
Occupancy and equipment	1,536	1,423	113	7.9%
Outside service fees	1,019	818	201	24.6%
Professional fees	251	402	(151)	(37.6)%
OREO expense	227	112	115	102.7%
FDIC insurance	206	225	(19)	(8.4)%
Telephone and data communication	166	140	26	18.6%
Director compensation and retirement	142	110	32	29.1%
Provision for OREO losses	135	414	(279)	(67.4)%
Business development	131	132	(1)	(0.8)%
Advertising and shareholder relations	131	123	8	6.5%
Armored car and courier	109	112	(3)	(2.7)%
Loan and collection expenses	98	95	3	3.2%
Stationery and supplies	60	53	7	13.2%
Insurance expense	60	56	4	7.1%
Postage	22	26	(4)	(15.4)%
Deposit premium amortization	—	87	(87)	(100.0)%
Gain on sale of OREO	(91)	(87)	(4)	4.6%
Other	61	134	(73)	(54.5)%

Total non-interest expense	$9,025	$8,676	$349	4.0%

Provision for income taxes. The Company recorded an income tax provision of $1.4 million, or 39.7% of pre-tax income for the six months ended June 30, 2014. This compares to an income tax provision of $906 thousand, or 37.5% of pre-tax income for the six months ended June 30, 2013. The percentages for 2014 and 2013 differ from the statutory rate as tax exempt income such as earnings on Bank owned life insurance and municipal loan and investment income decrease the tax provision.

Deferred tax assets and liabilities are recognized for the tax consequences of temporary differences between the reported amount of assets and liabilities and their tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The determination of the amount of deferred income tax assets which are more likely than not to be realized is primarily dependent on projections of future earnings, which are subject to uncertainty and estimates that may change given economic conditions and other factors. The realization of deferred income tax assets is assessed and a valuation allowance is recorded if it is “more likely than not” that all or a portion of the deferred tax asset will not be realized. “More likely than not” is defined as greater than a 50% chance. All available evidence, both positive and negative is considered to determine whether, based on the weight of that evidence, a valuation allowance is needed. Based upon the analysis of available evidence, management has determined that it is “more likely than not” that all deferred income tax assets as of June 30, 2014 and December 31, 2013 will be fully realized and therefore no valuation allowance was recorded. On the consolidated balance sheet, net deferred tax assets are included in accrued interest receivable and other assets.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JUNE 30, 2014

Net Income. The Company recorded net income of $1.1 million for the three months ended June 30, 2014, up $234 thousand from net income of $891 thousand during the three months ended June 30, 2013. The components of this increase were a $276 thousand increase in net interest income, a $100 thousand decline in the provision for loan losses and a $196 thousand increase in non-interest income. These items were partially offset by a $163 thousand increase in non-interest expense and a $175 thousand increase in the provision for income taxes.

Net income allocable to common shareholders decreased from $1.3 million or $0.27 per diluted share during the three months ended June 30, 2013 to $1.1 million or $0.23 per diluted share during the current quarter. Income allocable to common shareholders is calculated by subtracting dividends and discount amortized on preferred stock from net income. In addition, during the 2013 quarter income allocable to common shareholders benefited from a $530 thousand discount on redemption of preferred stock.

The following is a detail discussion of each component of the change in net income.

Net interest income before provision for loan losses. Net interest income, on a nontax-equivalent basis, was $4.7 million for the three months ended June 30, 2014, an increase of $276 thousand, or 6%, from $4.5 million for the same period in 2013. The increase in net interest income includes an increase of $290 thousand in interest income and a decline of $22 thousand in interest expense on deposits. These items were partially offset by an increase in interest expense on other interest-bearing liabilities of $36 thousand. Mostly related to a decline in loan yield, net interest margin for the three months ended June 30, 2014 decreased 10 basis points, or 2%, to 4.04%, down from 4.14% for the same period in 2013.

Interest income increased by $290 thousand, or 6%, to $5.2 million for the three months ended June 30, 2014, up from $4.9 million during the same period in 2013. Interest and fees on loans increased $178 thousand to $4.8 million for the three months ended June 30, 2014 as compared to $4.6 million during the second quarter of 2013. The Company’s average loan balances were $352 million for the three months ended June 30, 2014, up $31.7 million, or 10%, from $320 million for the same period in 2013. The Company is focused on growing loan balances through a balanced and diversified approach.

The average yield on loans was 5.42% during the second quarter of 2014 down from 5.74% for same quarter in 2013. We attribute much of the decrease in yield to price competition in our service area.

Interest on investment securities increased by $111 thousand as a result of an increase in yield of 35 basis points from 1.36% during the second quarter of 2013 to 1.71% during the three months ended June 30, 2014 and an increase in average balance from $79.4 million in 2013 to $89.4 million in 2014. The increase in yield incudes an increase in government sponsored agency residential mortgage backed securities as a percentage of total securities and an increase in market yields.

Interest expense on deposits decreased by $22 thousand, or 14%, to $131 thousand for the three months ended June 30, 2014, down from $153 thousand during the 2013 quarter. This decrease mostly relates to decreases in the average balance and rate paid on time deposits.

Interest on time deposits declined by $16 thousand. Average time deposits declined by $6.8 million from $66.9 million during the three months ended June 30, 2013 to $60.1 million during the current quarter. We attribute much of the reduction in time deposits to the unusually low interest rate environment as we have seen a movement out of time into more liquid deposit types. The average rate paid on time deposits decreased from 0.43% during the three months ended June 30, 2013 to 0.37% during the current quarter. This decrease primarily relates to a decline in market rates paid in the Company’s service area and the maturity of higher rate deposits.

Interest expense on NOW accounts declined by $5 thousand mostly related in a decline in rate paid. Rates paid on NOW accounts declined by 2 basis points from 0.11% during the quarter ended June 30, 2013 to 0.09% during the three months ended June 30, 2014 related to a decline in market rates.

Interest expense on money market accounts decreased by $4 thousand related to a decrease in rate paid on these accounts of 4 basis points from 0.17% during the 2013 quarter to 0.13% during the current quarter. Interest expense on savings accounts increased by $3 thousand related to an increase in average balance from $81.2 million during the three months ended June 30, 2013 to $100.9 million during the current quarter. The average rate paid on these accounts declined by 2 basis points to 0.16% during the three months ended June 30, 2014.

Interest expense on other interest-bearing liabilities increased by $36 thousand from $260 thousand during the three months ending June 30, 2013 to $296 thousand during the quarter ending June 30, 2014 related to an increase of interest expense on subordinated debt and the issuance of a $3 million promissory note in October 2013. Interest expense on the Company’s subordinated debenture totaled $189 thousand during the three months ended June 30, 2014 an increase of $29 thousand from $160 thousand during the same quarter in 2013. During the 2013 period this debenture was outstanding 77 days, while it was outstanding for the entire quarter in 2014.

On October 24, 2013 the Bancorp issued a $3 million promissory note payable to an unrelated commercial bank. The note bears interest at the U.S. “Prime Rate” plus three-quarters percent per annum (currently 4%), has a term of 18 months and is secured by 100 shares of Plumas Bank stock representing the Company’s 100% ownership interest in Plumas Bank. Proceeds from this note were used to help fund the redemption of the remaining preferred shares. Interest expense on this note for 2014 totaled $31 thousand.

Interest expense on other liabilities declined by $23 thousand from $24 thousand during the 2013 period to $1 thousand during the three months ended June 30, 2014. This item included interest on deferred dividends and interest on repurchase agreements during 2013, but during 2014 represents solely interest on repurchase agreements.

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

	For the Three Months Ended June 30, 2014			For the Three Months Ended June 30, 2013
	Average Balance (in thousands)	Interest (in thousands)	Yield/ Rate	Average Balance (in thousands)	Interest (in thousands)	Yield/ Rate
Interest-earning assets:
Loans (1) (2) (3)	$351,904	$4,758	5.42%	$320,249	$4,580	5.74%
Investment securities (1)	89,397	381	1.71%	79,394	270	1.36%
Other	28,581	26	0.36%	33,020	25	0.30%

Total interest-earning assets	469,882	5,165	4.41%	432,663	4,875	4.52%

Cash and due from banks	13,878			14,109
Other assets	35,498			36,850

Total assets	$519,258			$483,622

Interest-bearing liabilities:
NOW deposits	$82,172	19	0.09%	$83,974	24	0.11%
Money market deposits	47,704	16	0.13%	47,669	20	0.17%
Savings deposits	100,883	40	0.16%	81,206	37	0.18%
Time deposits	60,054	56	0.37%	66,913	72	0.43%

Total deposits	290,813	131	0.18%	279,762	153	0.22%
Note payable	3,000	31	4.14%	—	—	—%
Subordinated debentures	7,351	189	10.31%	6,124	160	10.48%
Junior subordinated debentures	10,310	75	2.92%	10,310	76	2.96%
Other interest-bearing liabilities	4,909	1	0.08%	6,049	24	1.59%

Total interest-bearing liabilities	316,383	427	0.54%	302,245	413	0.55%

Non-interest bearing deposits	163,827			138,394
Other liabilities	5,924			5,728
Shareholders’ equity	33,124			37,255

Total liabilities & equity	$519,258			$483,622

Cost of funding interest-earning assets (4)			0.37%			0.38%
Net interest income and margin (5)		$4,738	4.04%		$4,462	4.14%

(1)	Not computed on a tax-equivalent basis.
(2)	Average nonaccrual loan balances of $8.3 million for 2014 and $11.0 million for 2013 are included in average loan balances for computational purposes.
(3)	Net loan costs included in loan interest income for the three-month periods ended June 30, 2014 and 2013 were $130,000 and $78,000, respectively.
(4)	Total annualized interest expense divided by the average balance of total earning assets.
(5)	Annualized net interest income divided by the average balance of total earning assets.

The following table sets forth changes in interest income and interest expense for the three-month periods indicated and the amount of change attributable to variances in volume, rates and the combination of volume and rates based on the relative changes of volume and rates:

	2014 over 2013 change in net interest income for the three months ended June 30
	(in thousands)
	Volume (1)	Rate (2)	Mix (3)	Total
Interest-earning assets:
Loans	$453	$(250)	$(25)	$178
Investment securities	34	68	9	111
Interest bearing deposits	(3)	5	(1)	1

Total interest income	484	(177)	(17)	290

Interest-bearing liabilities:
NOW deposits	(1)	(4)	—	(5)
Money market deposits	—	(4)	—	(4)
Savings deposits	9	(5)	(1)	3
Time deposits	(7)	(10)	1	(16)
Note Payable	—	—	31	31
Subordinated debentures	32	(2)	(1)	29
Junior subordinated debentures	—	(1)	—	(1)
Other	(4)	(23)	4	(23)

Total interest expense	29	(49)	34	14

Net interest income	$455	$(128)	$(51)	$276

(1)	The volume change in net interest income represents the change in average balance divided by the previous year’s rate.
(2)	The rate change in net interest income represents the change in rate divided by the previous year’s average balance.
(3)	The mix change in net interest income represents the change in average balance multiplied by the change in rate.

Provision for loan losses. The Company recorded a $300 thousand provision for loan losses for the three months ended June 30, 2014 compared to the $400 thousand provision for loan losses for the three months ended June 30, 2013.

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

Non-interest income. During the three months ended June 30, 2014 non-interest income increased by $196 thousand to $1.9 million up from $1.7 million during the three months ended June 30, 2013. The largest component of this increase was an increase of $121 thousand in service charge income which we attribute to growth in the Company’s demand deposit accounts, an increase in debit card interchange income and a restructuring of our service charge fee structure beginning in August of 2013. Other non-interest income increased by $63 thousand mostly related to increases in loan servicing income on previously sold SBA loans and an increase in dividends received on our FHLB stock. Gains on sale of SBA loans increased by $8 thousand from $436 thousand during the three months ended June 30, 2013 to $444 thousand during the current quarter.

The following table describes the components of non-interest income for the three-month periods ending June 30, 2014 and 2013, dollars in thousands:

	For the Three Months Ended June 30		Dollar	Percentage
	2014	2013	Change	Change
Service charges on deposit accounts	$1,064	$943	$121	12.8%
Gain on sale of loans	444	436	8	1.8%
Earnings on life insurance policies	85	81	4	4.9%
Other	300	237	63	26.6%

Total non-interest income	$1,893	$1,697	$196	11.5%

Non-interest expenses. Non-interest expense totaled $4.5 million during the three months ended June 30, 2014 an increase of $163 thousand from $4.3 million during the same period in 2013. The largest components of this increase were $311 thousand in salary and benefit expense, $117 thousand in outside service fees and $91 thousand in occupancy and equipment expense. The largest declines in non-interest expense were $300 thousand in provision for OREO losses, $79 thousand in professional fees and $43 thousand in deposit premium amortization.

Salaries and employee benefits increased by $311 thousand primarily related to increases in bonus expense of $150 thousand and salaries of $55 thousand. In addition, deferred loan origination costs, which reduce salary expense, decreased by $43 thousand. Salary expense increased by $55 thousand as a decline in one employee was offset by merit and promotional increases.

Of the $117 thousand increase in outside service fees, $55 thousand was related to the outsourcing of our item processing beginning in June of 2013. This cost as been offset by savings in salary and benefit expense and software expense. Additionally, $30 thousand of the increase was a recruitment fee for a new loan officer.

The largest components of the increase in occupancy and equipment expense relate to an increase in rental expense at our Tahoe City branch related to a new lease agreement and an increase in equipment expense related to replacing our Windows XP personal computers with new computers utilizing Windows 7 as Windows XP is no longer being supported.

The provision for OREO losses declined by $300 thousand from $300 thousand during the three months ended June 30, 2013 to $0 during the current quarter. The $300 thousand provision recorded during the second quarter of 2013 was related to one land development property.

Professional fees benefited from reductions in legal expense related to loan collection activities and audit expense related to a change in audit firms beginning in 2014. The deposit premium intangible asset was fully amortized at the end of September, 2013 resulting in a savings of $43 thousand during the comparison quarters.

The following table describes the components of non-interest expense for the three-month periods ending June 30, 2014 and 2013, dollars in thousands:

	For the Three Months Ended June 30,		Dollar	Percentage
	2014	2013	Change	Change
Salaries and employee benefits	$2,393	$2,082	$311	14.9%
Occupancy and equipment	757	666	91	13.7%
Outside service fees	525	408	117	28.7%
Professional fees	126	205	(79)	(38.5)%
FDIC insurance and assessments	96	92	4	4.3%
OREO expense	90	64	26	40.6%
Telephone and data communication	84	72	12	16.7%
Director compensation and retirement	73	55	18	32.7%
Advertising and shareholder relations	70	62	8	12.9%
Business development	67	69	(2)	(2.9)%
Loan and collection expenses	63	44	19	43.2%
Armored car and courier	55	57	(2)	(3.5)%
Insurance expense	30	29	1	3.4%
Stationery and supplies	28	25	3	12.0%
Postage	11	13	(2)	(15.4)%
Deposit premium amortization	—	43	(43)	(100.0)%
Provision for OREO losses	—	300	(300)	(100.0)%
Gain on sale of OREO	(36)	(65)	29	44.6%
Other	32	80	(48)	(60.0)%

Total non-interest expense	$4,464	$4,301	$163	3.8%

Provision for income taxes. The Company recorded income tax expense of $742 thousand, or 39.7% of pre-tax income for the three months ended June 30, 2014. This compares to income tax expense of $567 thousand, or 38.9% of pre-tax income for the three months ended June 30, 2013. The percentages for 2014 and 2013 differ from the statutory rate as tax exempt income such as earnings on Bank owned life insurance and municipal loan and investment income decrease taxable income.

FINANCIAL CONDITION

Loan Portfolio. Net loans increased by $18.2 million, an annualized rate of 11%, from $334.4 million at December 31, 2013 to $352.6 million at June 30, 2014. The Company continues to manage the mix of its loan portfolio consistent with its identity as a community bank serving the financing needs of all sectors of the area it serves. Although the Company offers a broad array of financing options, it continues to concentrate its focus on small to medium sized commercial businesses. These commercial loans offer diversification as to industries and types of businesses, thus limiting material exposure in any industry concentrations. The Company offers both fixed and floating rate loans and obtains collateral in the form of real property, business assets and deposit accounts, but looks to business and personal cash flows as its primary source of repayment.

As shown in the following table the Company’s largest lending categories are commercial real estate loans, equity lines of credit, and automobile loans.

	Balance at End of Period	Percent of Loans in Each Category	Balance at End of Period	Percent of Loans in Each Category
(dollars in thousands)	6/30/14	6/30/14	12/31/13	12/31/13
Commercial	$32,882	9.2%	$32,612	9.6%
Agricultural	32,152	9.0%	30,647	9.0%
Real estate—residential	29,364	8.2%	31,322	9.3%
Real estate—commercial	161,205	45.2%	155,942	46.1%
Real estate—construction	20,904	5.9%	17,793	5.3%
Equity Lines of Credit	37,701	10.6%	35,800	10.6%
Auto	37,981	10.7%	30,305	8.9%
Other	4,124	1.2%	4,130	1.2%

Total Gross Loans	$356,313	100%	$338,551	100%

Construction and land development loans represented 5.9% and 5.3% of the loan portfolio as of June 30, 2014 and December 31, 2013, respectively. The construction and land development portfolio component has been identified by Management as a higher-risk loan category. The quality of the construction and land development category is highly dependent on property values both in terms of the likelihood of repayment once the property is transacted by the current owner as well as the level of collateral the Company has securing the loan in the event of default. Loans in this category are characterized by the speculative nature of commercial and residential development properties and can include property in various stages of development from raw land to finished lots. The decline in these loans as a percentage of the Company’s loan portfolio from over 21% at December 31, 2007 to less than 6% during the last two years reflects management’s efforts, which began in 2009, to reduce its exposure to construction and land development loans.

The Company’s real estate related loans, including real estate mortgage loans, real estate construction loans, consumer equity lines of credit, and agricultural loans secured by real estate comprised 76% of the total loan portfolio at June 30, 2014. Moreover, the business activities of the Company currently are focused in the California counties of Plumas, Nevada, Placer, Lassen, Modoc, Shasta, Sierra and in Washoe County in Northern Nevada. Consequently, the results of operations and financial condition of the Company are dependent upon the general trends in these economies and, in particular, the residential and commercial real estate markets. In addition, the concentration of the Company’s operations in these areas of Northeastern California and Northwestern Nevada exposes it to greater risk than other banking companies with a wider geographic base in the event of catastrophes, such as earthquakes, fires and floods in these regions.

The rates of interest charged on variable rate loans are set at specific increments in relation to the Company’s lending rate or other indexes such as the published prime interest rate or U.S. Treasury rates and vary with changes in these indexes. At June 30, 2014 and December 31, 2013, approximately 72% and 73%, respectively of the Company’s loan portfolio was comprised of variable rate loans. At June 30, 2014 and December 31, 2013, 41% and 40%, respectively of the variable loans were at their respective floor rate. While real estate mortgage, commercial and consumer lending remain the foundation of the Company’s historical loan mix, some changes in the mix have occurred due to the changing economic environment and the resulting change in demand for certain loan types. The most significant change has been an increase in indirect auto lending with automobile loans increasing from 2.5% of gross loans at December 31, 2011 to 10.7% of gross loans at June 30, 2014. The automobile portfolio provides diversification to the loan portfolio in terms of rate, term and balance as these loans tend to have a much shorter term and balance than commercial real-estate loans and are fixed rate. In addition, the Company remains committed to the agricultural industry in Northeastern California and will continue to pursue high quality agricultural loans. Agricultural loans include both commercial and commercial real estate loans. The Company’s agricultural loan balances totaled $32 million at June 30, 2014 and $31 million at December 31, 2013.

Analysis of Asset Quality and Allowance for Loan Losses. The Company attempts to minimize credit risk through its underwriting and credit review policies. The Company’s credit review process includes internally prepared credit reviews as well as contracting with an outside firm to conduct periodic credit reviews. The Company’s management and lending officers evaluate the loss exposure of classified and impaired loans on a quarterly basis, or more frequently as loan conditions change. The Management Asset Resolution Committee (MARC) reviews the asset quality of criticized and past due loans on a bimonthly basis and reports the findings to the full Board of Directors. The Board’s Loan Committee reviews the asset quality of new loans on a monthly basis and reports the findings to the full Board of Directors. In management’s opinion, this loan review system helps facilitate the early identification of potential criticized loans.

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

	For the Six Months Ended June 30,		For the Year Ended December 31
	2014	2013	2013	2012	2011
	(dollars in thousands)
Balance at beginning of period	$5,517	$5,686	$5,686	$6,908	$7,324

Charge-offs:
Commercial and agricultural	93	353	401	1,159	539
Real estate mortgage	824	374	419	616	483
Real estate construction	—	735	735	1,524	2,603
Consumer (includes equity LOC & Auto)	304	147	360	602	622

Total charge-offs	1,221	1,609	1,915	3,901	4,247

Recoveries:
Commercial and agricultural	27	28	140	66	199
Real estate mortgage	28	12	109	8	18
Real estate construction	491	—	—	81	5
Consumer (includes equity LOC & Auto)	66	46	97	174	109

Total recoveries	612	86	346	329	331

Net charge-offs	(609)	(1,523)	(1,569)	(3,572)	(3,916)
Provision for loan losses	450	1,100	1,400	2,350	3,500

Balance at end of period	$5,358	$5,263	$5,517	$5,686	$6,908

Net charge-offs during the period to average loans (annualized for the six month periods)	0.36%	0.97%	0.49%	1.18%	1.29%
Allowance for loan losses to total loans	1.50%	1.63%	1.63%	1.80%	2.35%

During the six months ended June 30, 2014 we recorded a provision for loan losses of $450 thousand down $650 thousand from the $1.1 million provision recorded during the six months ended June 30, 2013. Net charge-offs totaled $609 thousand a decline of $914 thousand from net charge-offs of $1.5 million during the six months ended June 30, 2013.

The following table provides a breakdown of the allowance for loan losses at June 30, 2014 and December 31, 2013:

	Balance at June 30,	Percent of Loans in Each Category to Total Loans at June 30,	Balance at December 31,	Percent of Loans in Each Category to Total Loans at December 31,
(dollars in thousands)	2014	2014	2013	2013
Commercial and agricultural	$964	18.3%	$949	18.7%
Real estate mortgage	2,059	53.4%	2,412	55.3%
Real estate construction	1,140	5.9%	944	5.3%
Consumer (includes equity LOC & Auto)	1,195	22.4%	1,212	20.7%

Total	$5,358	100.0%	$5,517	100.0%

The allowance for loan losses totaled $5.4 million at June 30, 2014 and $5.5 million at December 31, 2013. Specific reserves related to impaired loans increased from $629 thousand at December 31, 2013 to $824 thousand at June 30, 2014. At least quarterly the Company evaluates each specific reserve and if it determines that the loss represented by the specific reserve is uncollectable it records a charge-off for the uncollectable portion. General reserves decreased by $354 thousand to $4.5 million at June 30, 2014. The allowance for loan losses as a percentage of total loans decreased from 1.63% at December 31, 2013 to 1.50% at June 30, 2014. The percentage of general reserves to unimpaired loans decreased from 1.49% at December 31, 2013 to 1.30% primarily related to reductions in historical net charge-offs.

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

Loans restructured (TDRs) and not included in nonperforming loans in the following table totaled $2.1 million, $4.5 million, $5.4 million, $8.6 million and $2.0 million at June 30, 2014 and December 31, 2013, 2012, 2011 and 2010, respectively. For additional information related to restructured loans see Note 5 of the Company’s Condensed Consolidated Financial Statements in this quarterly report on form 10Q.

The following table sets forth the amount of the Company’s nonperforming assets as of the dates indicated.

	At June 30,	At December 31,
	2014	2013	2012	2011	2010
	(dollars in thousands)
Nonaccrual loans	$6,869	$5,519	$13,683	$16,757	$25,313
Loans past due 90 days or more and still accruing	21	17	15	72	45

Total nonperforming loans	6,890	5,536	13,698	16,829	25,358
Other real estate owned	3,914	6,399	5,295	8,623	8,867
Other vehicles owned	—	60	41	57	17

Total nonperforming assets	$10,804	$11,995	$19,034	$25,509	$34,242

Interest income forgone on nonaccrual loans	$204	$280	$646	$510	$1,021
Interest income recorded on a cash basis on nonaccrual loans	$64	$22	$192	$285	$608
Nonperforming loans to total Loans	1.93%	1.64%	4.35%	5.73%	8.07%
Nonperforming assets to total Assets	2.07%	2.33%	3.98%	5.60%	7.07%

Nonperforming loans at June 30, 2014 were $6.9 million, an increase of $1.4 million from the $5.5 million balance at December 31, 2013. Specific reserves on nonaccrual loans totaled $787 thousand at June 30, 2014 and $578 thousand at December 31, 2013, respectively. Performing loans past due thirty to eighty-nine days decreased from $1.5 million at December 31, 2013 to $1.1 million at June 30, 2014.

A substandard loan is not adequately protected by the current sound worth and paying capacity of the borrower or the value of the collateral pledged, if any. Total substandard loans increased by $211 thousand from $7.5 million at December 31, 2013 to $7.7 million at June 30, 2014. Loans classified as watch decreased by $1.6 million from $5.8 million at December 31, 2013 to $4.2 million at June 30, 2014. At June 30, 2014, $2.2 million of performing loans were classified as substandard. Further deterioration in the credit quality of individual performing substandard loans or other adverse circumstances could result in the need to place these loans on nonperforming status.

At June 30, 2014 and December 31, 2013, the Company’s recorded investment in impaired loans totaled $8.9 million and $9.8 million, respectively. The specific allowance for loan losses related to impaired loans totaled $824 thousand and $629 thousand at June 30, 2014 and December 31, 2013, respectively. Additionally, $0.7 million has been charged off against the impaired loans at June 30, 2014 and December 31 2013.

It is the policy of management to make additions to the allowance for loan losses so that it remains appropriate to absorb the inherent risk of loss in the portfolio. Management believes that the allowance at June 30, 2014 is appropriate. However, the determination of the amount of the allowance is judgmental and subject to economic conditions which cannot be predicted with certainty. Accordingly, the Company cannot predict whether charge-offs of loans in excess of the allowance may occur in future periods.

OREO represents real property acquired by the Bank either through foreclosure or through a deed in lieu thereof from the borrower. Repossessed assets include vehicles and other commercial assets acquired under agreements with delinquent borrowers. OREO holdings represented twenty-two properties totaling $3.9 million at June 30, 2014 and twenty-six properties totaling $6.4 million at December 31, 2013. During June 2014 the Company sold its largest property in OREO, a land development property with an OREO value of $2.2 million which represented 36% of the total OREO balance prior to sale. A gain of $28 thousand was recorded on the sale of this property. Nonperforming assets as a percentage of total assets were 2.07% at June 30, 2014 and 2.33% at December 31, 2013.

The following table provides a summary of the change in the number and balance of OREO properties for the six months ended June 30, 2014 and 2013, dollars in thousands:

	Six Months Ended June 30,
	#	2014	#	2013
Beginning Balance	26	$6,399	40	$5,295
Additions	6	364	6	2,756
Dispositions	(10)	(2,714)	(11)	(971)
Provision from change in OREO valuation		(135)		(414)

Ending Balance	22	$3,914	35	$6,666

Investment Portfolio and Federal Funds Sold. Total investment securities increased by $0.5 million from $90.3 million as of December 31, 2013 to $90.8 million as of June 30, 2014. The investment portfolio at June 30, 2014 consisted of $84.3 million in securities of U.S. Government-sponsored agencies, 24 municipal securities totaling $6.0 million and one corporate security totaling $0.5 million. Included in the $90.3 million at December 31, 2013 were $89.0 million in securities of U.S. Government-sponsored agencies and six municipal securities totaling $1.3 million.

There were no Federal funds sold at June 30, 2014 and December 31, 2013; however, the Bank maintained interest earning balances at the Federal Reserve Bank (FRB) totaling $17.2 million at June 30, 2014 and $29.1 million at December 31, 2013. These balances currently earn 25 basis points.

The Company classifies its investment securities as available-for-sale or held-to-maturity. Currently all securities are classified as available-for-sale. Securities classified as available-for-sale may be sold to implement the Company’s asset/liability management strategies and in response to changes in interest rates, prepayment rates and similar factors.

Deposits. During 2013 and continuing into 2014 we have experienced strong core deposit growth and have benefited from the closing of two branches of a large national bank in our service area. Total deposits increased by $7.3 million from $449 million at December 31, 2013 to $457 million at June 30, 2014.

The Company continues to manage the mix of its deposits consistent with its identity as a community bank serving the financial needs of its customers. The following table shows the distribution of deposits by type at June 30, 2014 and December 31, 2013.

	Balance at End of Period	Percent of Deposits in Each Category	Balance at End of Period	Percent of Deposits in Each Category
(dollars in thousands)	6/30/14	6/30/14	12/31/13	12/31/13
Non-interest bearing	$170,847	37.4%	$162,816	36.2%
NOW	79,292	17.4%	82,687	18.4%
Money Market	46,223	10.1%	47,331	10.5%
Savings	101,032	22.1%	93,922	20.9%
Time	59,322	13.0%	62,683	14.0%

Total Deposits	$456,716	100%	$449,439	100%

Deposits represent the Bank’s primary source of funds. Deposits are primarily core deposits in that they are demand, savings and time deposits generated from local businesses and individuals. These sources are considered to be relatively stable, long-term relationships thereby enhancing steady growth of the deposit base without major fluctuations in overall deposit balances. The Company experiences, to a small degree, some seasonality with the slower growth period between November through April, and the higher growth period from May through October. In order to assist in meeting any funding demands, the Company maintains a secured borrowing arrangement with the Federal Home Loan Bank of San Francisco (FHLB). There were no brokered deposits at June 30, 2014 or December 31, 2013.

Short-term Borrowing Arrangements. The Company is a member of the FHLB and can borrow up to $114,000,000 from the FHLB secured by commercial and residential mortgage loans with carrying values totaling $190,000,000. The Company is required to hold FHLB stock as a condition of membership. At June 30, 2014 and December 31, 2013, the Company held $2,380,000 and $2,226,000, respectively of FHLB stock which is recorded as a component of other assets. Based on this level of stock holdings at June 30, 2014, the Company can borrow up to $50,600,000. To borrow the $114,000,000 in available credit the Company would need to purchase $2,978,000 in additional FHLB stock. In addition to its FHLB borrowing line, the Company has unsecured short-term borrowing agreements with three of its correspondent banks in the amounts of $11 million, $10 million and $10 million. There were no outstanding borrowings under the FHLB or the correspondent bank borrowing lines at June 30, 2014 or December 31, 2013.

Note Payable. On October 24, 2013 the Bancorp issued a $3 million promissory note (the “Note”) payable to an unrelated commercial bank. The note bears interest at the U.S. “Prime Rate” plus three-quarters percent per annum, 4.00% at June 30, 2014 and December 31, 2013, has a term of 18 months and is secured by 100 shares of Plumas Bank stock representing the Company’s 100% ownership interest in Plumas Bank. Interest expense related to this note for the six months ended June 30, 2014 totaled $63,000. Under the Note the Bank is required to maintain specified levels of capital and to meet or exceed certain capital and asset quality ratios. The Bank was in compliance with all such requirements at June 30, 2014.

On July 28, 2014, Plumas Bancorp entered into a Renewal, Extension, and Modification of Loan Agreement (the “Agreement”) related to its promissory note dated October 24, 2013. This Agreement provides for the following changes, among others:

1.)	The maturity date of the Note is October 24, 2015.

2.)	The maximum amount of the Note is $7.5 million.

3.)	The Company may borrow, repay, and reborrow up to the principal face amount of the Note.

The above provisions are subject to the following conditions:

1.)	An advance under the Note in excess of $3 million is subject to the lender completing a satisfactory loan review of the Company.

2.)	The Company shall provide an assignment of Key Man life Policy(s) in a minimum amount of $3.5 million.

3.)	The Company shall not prepay the Company’s Junior Subordinated Deferrable Interest Debentures until the Note has been paid in full.

Repurchase Agreements. In 2011 Plumas Bank introduced a product for their larger business customers which use repurchase agreements as an alternative to interest-bearing deposits. The balance in this product at June 30, 2014 was $4.1 million a decline of $5.0 million from the December 31, 2013 balance of $9.1 million. Interest paid on this product is similar to that which is paid on the Bank’s premium money market account; however, these are not deposits and are not FDIC insured.

Subordinated Debentures. On April 15, 2013, to help fund the repurchase of preferred stock during 2013, the Company issued a $7.5 million subordinated debenture. The subordinated debt bears an interest rate of 7.5% per annum, has a term of 8 years with no prepayment allowed during the first two years and was made in conjunction with an eight-year warrant (the “Lender Warrant”) to purchase up to 300,000 shares of the Bancorp’s common stock, no par value at an exercise price, subject to anti-dilution adjustments, of $5.25 per share. The effective yield on the debenture was 10.4% which was in excess of the 7.5% rate due to amortization of a $75 thousand commitment fee and a discount recorded on issuance of $318 thousand. Interest expense related to the subordinated debt for the six months ended June 30, 2014 and 2013 was $377 thousand and $160 thousand, respectively.

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

Under current capital guidelines the subordinated debt qualifies as Tier 2 capital; however, under Basel III guidelines effective January 1, 2015 it does not qualify for regulatory capital.

Junior Subordinated Deferrable Interest Debentures. Plumas Statutory Trust I and II are Connecticut business trusts formed by the Company with capital of $301,000 and $160,000, respectively, for the sole purpose of issuing trust preferred securities fully and unconditionally guaranteed by the Company. Under current applicable regulatory guidance, the amount of trust preferred securities (TRUPS) that is eligible as Tier 1 capital is limited to twenty-five percent of the Company’s Tier 1 capital, as defined, on a pro forma basis. At June 30, 2014, all of the trust preferred securities that have been issued qualify as Tier 1 capital. Under Basel III guidelines the twenty-five percent limitation applies to Tier 1 capital exclusive of the TRUPS which we expect will result in a portion of the TRUPS not qualifying as Tier 1 capital. The amount of the TRUPS that does not qualify as Tier 1 capital will be included in Tier 2 capital.

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

Interest expense recognized by the Company for the six months ended June 30, 2014 and 2013 related to the junior subordinated debentures was $149,000 and $159,000, respectively.

Capital Resources

Related to total comprehensive income of $3.0 million shareholders’ equity increased from $30.6 million at December 31, 2013 to $33.6 million at June 30, 2014.

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

The following table presents the Company’s and the Bank’s capital ratios as of June 30, 2014 and December 31, 2013 (amounts in thousands except percentage amounts).

	June 30, 2014		December 31, 2013
	Amount	Ratio	Amount	Ratio
Tier 1 Leverage Ratio
Plumas Bancorp and Subsidiary	$43,878	8.4%	$40,909	7.8%
Minimum requirement for “Well-Capitalized” institution under the prompt corrective action plan	26,007	5.0%	26,070	5.0%
Plumas Bank	53,282	10.3%	50,748	9.7%
Minimum requirement for “Well-Capitalized” institution under the prompt corrective action plan	25,953	5.0%	26,026	5.0%
Minimum regulatory requirement	20,763	4.0%	20,821	4.0%
Tier 1 Risk-Based Capital Ratio
Plumas Bancorp and Subsidiary	43,878	10.9%	40,909	10.7%
Minimum requirement for “Well-Capitalized” institution under the prompt corrective action plan	24,042	6.0%	22,998	6.0%
Plumas Bank	53,282	13.3%	50,748	13.2%
Minimum requirement for “Well-Capitalized” institution under the prompt corrective action plan	23,988	6.0%	22,986	6.0%
Minimum regulatory requirement	15,992	4.0%	15,324	4.0%
Total Risk-Based Capital Ratio
Plumas Bancorp and Subsidiary	56,267	14.0%	53,006	13.8%
Minimum requirement for “Well-Capitalized” institution under the prompt corrective action plan	40,070	10.0%	38,331	10.0%
Plumas Bank	58,286	14.6%	55,547	14.5%
Minimum requirement for “Well-Capitalized” institution under the prompt corrective action plan	39,980	10.0%	38,310	10.0%
Minimum regulatory requirement	31,984	8.0%	30,648	8.0%

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

The phase-in period for the final rules will begin for the Company on January 1, 2015, with full compliance with all of the final rule’s requirements phased in over a multi-year schedule. Management believes that as of June 30, 2014, the Bank’s capital levels would remain “well-capitalized” under the new rules.

Off-Balance Sheet Arrangements

Loan Commitments. In the normal course of business, there are various commitments outstanding to extend credits that are not reflected in the financial statements. Commitments to extend credit and letters of credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Annual review of commercial credit lines, letters of credit and ongoing monitoring of outstanding balances reduces the risk of loss associated with these commitments. As of June 30, 2014, the Company had $85.8 million in unfunded loan commitments and $50 thousand in letters of credit. This compares to $84.2 million in unfunded loan commitments and $60 thousand in letters of credit at December 31, 2013. Of the $85.8 million in unfunded loan commitments, $44.7 million and $41.1 million represented commitments to commercial and consumer customers, respectively. Of the total unfunded commitments at June 30, 2014, $42.2 million were secured by real estate, of which $15.9 million was secured by commercial real estate and $26.3 million was secured by residential real estate in the form of equity lines of credit. The commercial loan commitments not secured by real estate primarily represent business lines of credit, while the consumer loan commitments not secured by real estate primarily represent revolving credit card lines and overdraft protection lines. Since some of the commitments are expected to expire without being drawn upon the total commitment amounts do not necessarily represent future cash requirements.

Operating Leases. The Company leases one depository branch, three lending offices and one loan administration office and two non-branch automated teller machine locations. Total rental expenses under all operating leases totaled $128,000 and $94,000 during six months ended June 31, 2014 and 2013, respectively. The increase from 2013 mostly relates to an increase in rent at our Tahoe City, California branch. The expiration dates of the leases vary, with the first such lease expiring during 2015 and the last such lease expiring during 2016.

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

The Company is a member of the FHLB and can borrow up to $114,000,000 from the FHLB secured by commercial and residential mortgage loans with carrying values totaling $190,000,000. See “Short-term Borrowing Arrangements” for additional information on our FHLB borrowing capacity. In addition to its FHLB borrowing line, the Company has unsecured short-term borrowing agreements with three of its correspondent banks in the amounts of $11 million, $10 million and $10 million. There were no outstanding borrowings under the FHLB or the correspondent bank borrowing lines at June 30, 2014 or December 31, 2013.

Customer deposits are the Company’s primary source of funds. Total deposits increased by $7.3 million from $449 million at December 31, 2013 to $457 million at June 30, 2014. Deposits are held in various forms with varying maturities. The Company’s securities portfolio, Federal funds sold, FHLB advances, and cash and due from banks serve as the primary sources of liquidity, providing adequate funding for loans during periods of high loan demand. During periods of decreased lending, funds obtained from the maturing or sale of investments, loan payments, and new deposits are invested in short-term earning assets, such as cash held at the FRB, Federal funds sold and investment securities, to serve as a source of funding for future loan growth. Management believes that the Company’s available sources of funds, including borrowings, will provide adequate liquidity for its operations in the foreseeable future.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a smaller reporting company we are not required to provide the information required by this item.

ITEM 4. CONTROLS AND PROCEDURES

The Company’s Chief Executive Officer and Chief Financial Officer, based on their evaluation of the Company’s disclosure controls and procedures as of the end of the Company’s fiscal quarter ended June 30, 2014 (as defined in Exchange Act Rule 13a—15(e), have concluded that the Company’s disclosure controls and procedures are adequate and effective for purposes of Rule 13a—15(e) in timely alerting them to material information relating to the Company required to be included in the Company’s filings with the SEC under the Securities Exchange Act of 1934.

There were no changes in internal control over financial reporting during the fiscal quarter ended June 30, 2014 that have materially affected, or are reasonably likely to materially affect, the registrant’s internal control over financial reporting.

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

(b) None.

(c) None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

The following documents are included or incorporated by reference in this Quarterly Report on Form 10Q:

3.1	Articles of Incorporation as amended of Registrant included as exhibit 3.1 to the Registrant’s Form S-4, File No. 333-84534, which is incorporated by reference herein.

3.2	Bylaws of Registrant as amended on March 16, 2011 included as exhibit 3.2 to the Registrant’s Form 10-K for December 31, 2010, which is incorporated by this reference herein.

3.3	Amendment of the Articles of Incorporation of Registrant dated November 1, 2002, is included as exhibit 3.3 to the Registrant’s 10-Q for September 30, 2005, which is incorporated by this reference herein.

3.4	Amendment of the Articles of Incorporation of Registrant dated August 17, 2005, is included as exhibit 3.4 to the Registrant’s 10-Q for September 30, 2005, which is incorporated by this reference herein.

4	Specimen form of certificate for Plumas Bancorp included as exhibit 4 to the Registrant’s Form S-4, File No. 333-84534, which is incorporated by reference herein.

10.1	Executive Salary Continuation Agreement of Andrew J. Ryback dated December 17, 2008, is included as exhibit 10.1 to the Registrant’s 10-K for December 31, 2008, which is incorporated by this reference herein.

10.2	Split Dollar Agreement of Andrew J. Ryback dated August 23, 2005, is included as Exhibit 10.2 to the Registrant’s 8-K filed on October 17, 2005, which is incorporated by this reference herein.

10.3	Subordinated Debenture dated April 15, 2013, is included as Exhibit 10.3 to the Registrant’s 10-Q filed on May 10, 2013, which is incorporated by this reference herein.

10.4	Stock Purchase Warrant dated April 15, 2013, is included as Exhibit 10.4 to the Registrant’s 10-Q filed on May 10, 2013, which is incorporated by this reference herein.

10.5	Subordinated Debenture Purchase Agreement dated April 15, 2013, is included as Exhibit 10.5 to the Registrant’s 10-Q filed on November 7, 2013, which is incorporated by this reference herein.

10.6	Promissory Note Dated October 24, 2013, is included as Exhibit 10.6 to the Registrant’s 10-Q filed on May 10, 2013, which is incorporated by this reference herein.

10.8	Director Retirement Agreement of John Flournoy dated March 21, 2007, is included as Exhibit 10.8 to Registrant’s 10-Q for March 31, 2007, which is incorporated by this reference herein.

10.18	Amended and Restated Director Retirement Agreement of Daniel E. West dated May 10, 2000, is included as Exhibit 10.18 to the Registrant’s 10-QSB for June 30, 2002, which is incorporated by this reference herein.

10.19	Consulting Agreement of Daniel E. West dated May 10, 2000, is included as Exhibit 10.19 to the Registrant’s 10-QSB for June 30, 2002, which is incorporated by this reference herein.

10.21	Amended and Restated Director Retirement Agreement of Alvin G. Blickenstaff dated April 19, 2000, is included as Exhibit 10.21 to the Registrant’s 10-QSB for June 30, 2002, which is incorporated by this reference herein.

10.22	Consulting Agreement of Alvin G. Blickenstaff dated May 8, 2000, is included as Exhibit 10.22 to the Registrant’s 10-QSB for June 30, 2002, which is incorporated by this reference herein.

10.24	Amended and Restated Director Retirement Agreement of Gerald W. Fletcher dated May 10, 2000, is included as Exhibit 10.24 to the Registrant’s 10-QSB for June 30, 2002, which is incorporated by this reference herein.

10.25	Consulting Agreement of Gerald W. Fletcher dated May 10, 2000, is included as Exhibit 10.25 to the Registrant’s 10-QSB for June 30, 2002, which is incorporated by this reference herein.

10.27	Amended and Restated Director Retirement Agreement of Arthur C. Grohs dated May 9, 2000, is included as Exhibit 10.27 to the Registrant’s 10-QSB for June 30, 2002, which is incorporated by this reference herein.

10.28	Consulting Agreement of Arthur C. Grohs dated May 9, 2000, is included as Exhibit 10.28 to the Registrant’s 10-QSB for June 30, 2002, which is incorporated by this reference herein.

10.33	Amended and Restated Director Retirement Agreement of Terrance J. Reeson dated April 19, 2000, is included as Exhibit 10.33 to the Registrant’s 10-QSB for June 30, 2002, which is incorporated by this reference herein.

10.34	Consulting Agreement of Terrance J. Reeson dated May 10, 2000, is included as Exhibit 10.34 to the Registrant’s 10-QSB for June 30, 2002, which is incorporated by this reference herein.

10.37	Deferred Fee Agreement of Alvin Blickenstaff is included as Exhibit 10.37 to the Registrant’s 10-Q for March 31, 2009, which is incorporated by this reference herein.

10.41	Form of Indemnification Agreement (Plumas Bancorp) is included as Exhibit 10.41 to the Registrant’s 10-Q for March 31, 2009, which is incorporated by this reference herein.

10.42	Form of Indemnification Agreement (Plumas Bank) is included as Exhibit 10.42 to the Registrant’s 10-Q for March 31, 2009, which is incorporated by this reference herein.

10.43	Plumas Bank 401(k) Profit Sharing Plan as amended is included as exhibit 99.1 of the Form S-8 filed February 14, 2003, File No. 333-103229, which is incorporated by this reference herein.

10.47	2013 Stock Option Plan is included as exhibit 99.1 of the Form S-8 filed September 12, 2013, which is incorporated by this reference herein.

10.48	Specimen Form of Incentive Stock Option Agreement under the 2013 Stock Option Plan is included as exhibit 99.2 of the Form S-8 filed September 12, 2013, which is incorporated by this reference herein.

10.49	Specimen Form of Nonqualified Stock Option Agreement under the 2013 Stock Option Plan is included as exhibit 99.3 of the Form S-8 filed September 12, 2013, which is incorporated by this reference herein.

10.50	Executive Salary Continuation Agreement of Rose Dembosz, is included as exhibit 10.50 to the Registrant’s 10-K for December 31, 2008, which is incorporated by this reference herein.

10.51	First Amendment to Split Dollar Agreement of Andrew J. Ryback, is included as exhibit 10.51 to the Registrant’s 10-K for December 31, 2008, which is incorporated by this reference herein.

10.64	First Amendment to the Plumas Bank Amended and Restated Director Retirement Agreement for Alvin Blickenstaff adopted on September 19, 2007, is included as Exhibit 10.64 to the Registrant’s 8-K filed on September 25, 2007, which is incorporated by this reference herein.

10.65	First Amendment to the Plumas Bank Amended and Restated Director Retirement Agreement for Arthur C. Grohs adopted on September 19, 2007, is included as Exhibit 10.65 to the Registrant’s 8-K filed on September 25, 2007, which is incorporated by this reference herein.

10.66	Director Retirement Agreement of Robert McClintock, is included as Exhibit 10.66 to the Registrant’s 10-K filed on March 23, 2012, which is incorporated by this reference herein.

10.67	First Amendment to the Plumas Bank Amended and Restated Director Retirement Agreement for Terrance J. Reeson adopted on September 19, 2007, is included as Exhibit 10.67 to the Registrant’s 8-K filed on September 25, 2007, which is incorporated by this reference herein.

10.69	First Amendment to the Plumas Bank Amended and Restated Director Retirement Agreement for Daniel E. West adopted on September 19, 2007, is included as Exhibit 10.69 to the Registrant’s 8-K filed on September 25, 2007, which is incorporated by this reference herein.

10.70	First Amendment to the Plumas Bank Amended and Restated Director Retirement Agreement for Gerald W. Fletcher adopted on October 9, 2007, is included as Exhibit 10.70 to the Registrant’s 10-Q for September 30, 2007, which is incorporated by this reference herein.

11	Computation of per share earnings appears in the attached 10-Q under Plumas Bancorp and Subsidiary Notes to Condensed Consolidated Financial Statements as Footnote 7 – Earnings Per Share.

31.1*	Rule 13a-14(a) [Section 302] Certification of Principal Financial Officer dated August 6, 2014.

31.2*	Rule 13a-14(a) [Section 302] Certification of Principal Executive Officer dated August 6, 2014.

32.1*	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 dated August 6, 2014.

32.2*	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 dated August 6, 2014.

101.INS*	XBRL Instance Document.

101.SCH*	XBRL Taxonomy Schema.

101.CAL*	XBRL Taxonomy Calculation Linkbase.

101.DEF*	XBRL Taxonomy Definition Linkbase.

101.LAB*	XBRL Taxonomy Label Linkbase.

101.PRE*	XBRL Taxonomy Presentation Linkbase.

*	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PLUMAS BANCORP

(Registrant)

Date: August 6, 2014

/s/ Richard L. Belstock
Richard L. Belstock Chief Financial Officer

/s/ Andrew J. Ryback
Andrew J. Ryback President and Chief Executive Officer