Form 10-Q
period 2014-09-30
PLUMAS BANCORP
filed 2014-11-05
CIK 1168455

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED September 30, 2014

☐	TRANSITION REPORT UNDER SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM __________ TO ___________

COMMISSION FILE NUMBER: 000-49883

PLUMAS BANCORP

(Exact Name of Registrant as Specified in Its Charter)

California	75-2987096
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

35 S. Lindan Avenue, Quincy, California	95971
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s Telephone Number, Including Area Code (530) 283-7305

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒   No  

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒   No 

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer ☐	Accelerated Filer ☐
Non-Accelerated Filer ☐	Smaller Reporting Company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐  No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of November 3, 2014. 4,795,139 shares

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

PLUMAS BANCORP

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands, except share data)

	September 30, 2014	December 31, 2013

Assets
Cash and cash equivalents	$62,219	$49,917
Investment securities available for sale	84,304	90,343
Loans, less allowance for loan losses of $5,251 at September 30, 2014 and $5,517 at December 31, 2013	359,171	334,374
Premises and equipment, net	11,796	12,519
Bank owned life insurance	11,762	11,504
Real estate and vehicles acquired through foreclosure	3,951	6,459
Accrued interest receivable and other assets	9,894	10,609
Total assets	$543,097	$515,725

Liabilities and Shareholders’ Equity

Deposits:
Non-interest bearing	$181,875	$162,816
Interest bearing	290,339	286,623
Total deposits	472,214	449,439
Repurchase agreements	11,466	9,109
Note payable	1,000	3,000
Subordinated debenture	7,414	7,295
Accrued interest payable and other liabilities	6,005	5,979
Junior subordinated deferrable interest debentures	10,310	10,310
Total liabilities	508,409	485,132

Commitments and contingencies (Note 5)

Shareholders’ equity:
Common stock, no par value; 22,500,000 shares authorized; issued and outstanding – 4,795,139 shares at September 30, 2014 and 4,787,739 at December 31, 2013	6,328	6,249
Retained earnings	28,901	25,507
Accumulated other comprehensive loss	(541)	(1,163)
Total shareholders’ equity	34,688	30,593
Total liabilities and shareholders’ equity	$543,097	$515,725

See notes to unaudited condensed consolidated financial statements.

 PLUMAS BANCORP

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(In thousands, except per share data)

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2014	2013	2014	2013
Interest Income:
Interest and fees on loans	$4,898	$4,687	$14,265	$13,583
Interest on investment securities	368	301	1,122	826
Other	36	38	92	86
Total interest income	5,302	5,026	15,479	14,495
Interest Expense:
Interest on deposits	126	151	390	459
Interest on note payable	34	-	98	-
Interest on subordinated debenture	191	191	568	351
Interest on junior subordinated deferrable interest debentures	79	76	228	235
Other	2	3	4	54
Total interest expense	432	421	1,288	1,099
Net interest income before provision for loan losses	4,870	4,605	14,191	13,396
Provision for Loan Losses	300	100	750	1,200
Net interest income after provision for loan losses	4,570	4,505	13,441	12,196
Non-Interest Income:
Service charges	1,064	1,029	3,122	2,847
Gain on sale of loans	304	170	1,081	1,126
Gain on sale of investments	128	-	128	-
Other	399	332	1,145	956
Total non-interest income	1,895	1,531	5,476	4,929
Non-Interest Expenses:
Salaries and employee benefits	2,287	2,244	7,049	6,545
Occupancy and equipment	699	695	2,235	2,118
Other	1,302	1,414	4,029	4,366
Total non-interest expenses	4,288	4,353	13,313	13,029
Income before provision for income taxes	2,177	1,683	5,604	4,096
Provision for Income Taxes	850	676	2,210	1,581
Net Income	1,327	1,007	3,394	2,515
Discount on Redemption of Preferred Stock	-	4	-	534
Preferred Stock Dividends and Discount Accretion	-	(49)	-	(330)
Net income available to common shareholders	$1,327	$962	$3,394	$2,719

Basic earnings per share	$0.28	$0.20	$0.71	$0.57
Diluted earnings per share	$0.27	$0.20	$0.68	$0.56

See notes to unaudited condensed consolidated financial statements.

PLUMAS BANCORP

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

(In thousands)

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2014	2013	2014	2013

Net income	$1,327	$1,007	$3,394	$2,515
Other comprehensive income (loss) :
Change in net unrealized gains	(334)	110	1,188	(1,875)
Less: reclassification adjustments for net gains included in net income	(128)	-	(128)	-
Net unrealized holding gains (losses)	(462)	110	1,060	(1,875)
Income tax effect	191	(45)	(438)	774
Other comprehensive income (loss)	(271)	65	622	(1,101)
Total comprehensive income	$1,056	$1,072	$4,016	$1,414

See notes to unaudited condensed consolidated financial statements.

PLUMAS BANCORP

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	For the Nine Months
	Ended September 30,
	2014	2013
Cash Flows from Operating Activities:
Net income	$3,394	$2,515
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	750	1,200
Change in deferred loan origination costs/fees, net	(545)	(568)
Depreciation and amortization	977	1,082
Stock-based compensation expense	57	29
Amortization of investment security premiums	369	330
Gain on sale of investments	(128)	-
Gain on sale of other vehicles	(34)	(6)
Gain on sale of OREO	(100)	(160)
Gain on sale of loans held for sale	(1,081)	(1,126)
Loans originated for sale	(15,371)	(11,737)
Proceeds from loan sales	16,574	17,026
Provision from change in OREO valuation	226	372
Earnings on bank-owned life insurance	(258)	(258)
Decrease in accrued interest receivable and other assets	62	1,813
Increase (decrease) in accrued interest payable and other liabilities	26	(46)
Net cash provided by operating activities	4,918	10,466

Cash Flows from Investing Activities:
Proceeds from matured and called available-for-sale investment securities	16,044	13,000
Proceeds from principal repayments from available-for-sale government-sponsored mortgage-backed securities	7,163	6,493
Purchases of available-for-sale securities	(32,667)	(27,958)
Proceeds from sale of available-for-sale securities	16,325	-
Net increase in loans	(25,717)	(19,481)
Proceeds from sale of OREO	2,981	1,900
Proceeds from sale of other vehicles	202	122
Purchase of premises and equipment	(101)	(186)
Net cash used in investing activities	(15,770)	(26,110)

Continued on next page.

PLUMAS BANCORP

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

(Continued)

	For the Nine Months
	Ended September 30,
	2014	2013
Cash Flows from Financing Activities:
Net increase in demand, interest bearing and savings deposits	$28,319	$56,289
Net decrease in time deposits	(5,544)	(6,497)
Issuance of subordinated debenture, net of discount	-	7,182
Issuance of common stock warrant	-	318
Repurchase of common stock warrant	-	(234)
Redemption of preferred stock	-	(8,282)
Payment of dividends on preferred stock	-	(1,979)
Payment on note payable	(2,000)	-
Net increase (decrease) in securities sold under agreements to repurchase	2,357	(667)
Proceeds from exercise of stock options	22	19
Net cash provided by financing activities	23,154	46,149
Increase in cash and cash equivalents	12,302	30,505
Cash and Cash Equivalents at Beginning of Year	49,917	44,675
Cash and Cash Equivalents at End of Period	$62,219	$75,180

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:
Interest expense	$1,189	$2,069
Income taxes	1,326	30
Non-Cash Investing Activities:
Real estate and vehicles acquired through foreclosure	$351	$3,562

See notes to unaudited condensed consolidated financial statements.

PLUMAS BANCORP

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. GENERAL

During 2002, Plumas Bancorp (the "Company") was incorporated as a bank holding company for the purpose of acquiring Plumas Bank (the "Bank") in a one bank holding company reorganization. This corporate structure gives the Company and the Bank greater flexibility in terms of operation, expansion and diversification. The Company formed Plumas Statutory Trust I ("Trust I") for the sole purpose of issuing trust preferred securities on September 26, 2002. The Company formed Plumas Statutory Trust II ("Trust II") for the sole purpose of issuing trust preferred securities on September 28, 2005.

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

2. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The condensed consolidated financial statements include the accounts of the Company and the accounts of its wholly-owned subsidiary, Plumas Bank. Plumas Statutory Trust I and Plumas Statutory Trust II are not consolidated into the Company’s consolidated financial statements and, accordingly, are accounted for under the equity method. In the opinion of management, the unaudited condensed consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the Company’s financial position at September 30, 2014 and the results of its operations and its cash flows for the three-month and nine month periods ended September 30, 2014 and 2013. Our condensed consolidated balance sheet at December 31, 2013 is derived from audited financial statements. Certain reclassifications have been made to prior period’s balances to conform to classifications used in 2014.

The unaudited condensed consolidated financial statements of the Company have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim reporting on Form 10-Q. Accordingly, certain disclosures normally presented in the notes to the annual consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been omitted. The Company believes that the disclosures are adequate to make the information not misleading. These interim financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's 2013 Annual Report to Shareholders on Form 10-K. The results of operations for the three-month and nine-month periods ended September 30, 2014 may not necessarily be indicative of future operating results. In preparing such financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the balance sheet and revenues and expenses for the periods reported. Actual results could differ significantly from those estimates.

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

3.   INVESTMENT SECURITIES AVAILABLE FOR SALE

The amortized cost and estimated fair value of investment securities at September 30, 2014 and December 31, 2013 consisted of the following, in thousands:

	September 30, 2014
		Gross	Gross	Estimated
Available-for-Sale:	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Debt securities:
U.S. Government-sponsored agencies	$7,003	$2	$(38)	$6,967
U.S. Government-sponsored agencies collateralized by mortgage obligations- residential	67,743	25	(1,068)	66,700
Obligations of states and political subdivisions	9,976	169	(8)	10,137
Corporate debt securities	502	-	(2)	500
	$85,224	$196	$(1,116)	$84,304

Net unrealized loss on available-for-sale investment securities totaling $920,000 were recorded, net of $379,000 in tax benefits, as accumulated other comprehensive income within shareholders' equity at September 30, 2014. During the nine months ended September 30, 2014 the Company sold fourteen available-for-sale securities for $16,324,000, recording a $128,000 gain on sale.

	December 31, 2013
		Gross	Gross	Estimated
Available-for-Sale:	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Debt securities:
U.S. Government-sponsored agencies	$27,132	$40	$(75)	$27,097
U.S. Government-sponsored agencies collateralized by mortgage obligations- residential	63,807	22	(1,954)	61,875
Obligations of states and political subdivisions	1,384	4	(17)	1,371
	$92,323	$66	$(2,046)	$90,343

Net unrealized loss on available-for-sale investment securities totaling $1,980,000 were recorded, net of $817,000 in tax benefits, as accumulated other comprehensive income within shareholders' equity at December 31, 2013. No securities were sold during the year ended December 31, 2013.

There were no transfers of available-for-sale investment securities during the nine months ended September 30, 2014 and twelve months ended December 31, 2013. There were no securities classified as held-to-maturity at September 30, 2014 or December 31, 2013.

Investment securities with unrealized losses at September 30, 2014 and December 31, 2013 are summarized and classified according to the duration of the loss period as follows, in thousands:

	Less than 12 Months		12 Months or More		Total
September 30, 2014	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
Debt securities:
U.S. Government- sponsored agencies	$3,003	$13	$2,973	$25	$5,976	$38
U.S. Government agencies collateralized by mortgage obligations-residential	21,788	87	36,862	981	58,650	1,068
Obligations of states and political subdivisions	1,048	8	-	-	1,048	8
Corporate debt securities	500	2	-	-	500	2
	$26,339	$110	$39,835	$1,006	$66,174	$1,116
December 31, 2013
Debt securities:
U.S. Government- sponsored agencies	$5,930	$75	$-	$-	$5,930	$75
U.S. Government agencies collateralized by mortgage obligations-residential	53,603	1,700	4,317	254	57,920	1,954
Obligations of states and political subdivisions	928	17	-	-	928	17

	$60,461	$1,792	$4,317	$254	$64,778	$2,046

At September 30, 2014, the Company held 107 securities of which 61 were in a loss position. Of the securities in a loss position, 27 were in a loss position for less than twelve months. Of the 61 securities 6 are U.S. Government-sponsored agencies, 49 are U.S. Government-sponsored agencies collateralized by residential mortgage obligations 5 were obligations of states and political subdivisions and 1 is a corporate debt security. The unrealized losses relate principally to market rate conditions. All of the securities continue to pay as scheduled. When analyzing an issuer’s financial condition, management considers the length of time and extent to which the market value has been less than cost; the historical and implied volatility of the security; the financial condition of the issuer of the security; and the Company’s intent and ability to hold the security to recovery. As of September 30, 2014, management does not have the intent to sell these securities nor does it believe it is more likely than not that it will be required to sell these securities before the recovery of its amortized cost basis. Based on the Company’s evaluation of the above and other relevant factors, the Company does not believe the securities that are in an unrealized loss position as of September 30, 2014 are other than temporarily impaired.

The amortized cost and estimated fair value of investment securities at September 30, 2014 by contractual maturity are shown below, in thousands.

	Amortized Cost	Estimated Fair Value
Within one year	$-	$-
After one year through five years	7,505	7,467
After five years through ten years	7,152	7,268
After ten years	2,824	2,869
Investment securities not due at a single maturity date:
Government-sponsored mortgage-backed securities	67,743	66,700
	$85,224	$84,304

Expected maturities will differ from contractual maturities because the issuers of the securities may have the right to call or prepay obligations with or without call or prepayment penalties. Investment securities with amortized costs totaling $57,804,000 and $54,373,000 and estimated fair values totaling $57,085,000 and $53,493,000 September 30, 2014 and December 31, 2013, respectively, were pledged to secure deposits and repurchase agreements.

4. LOANS AND THE ALLOWANCE FOR LOAN LOSSES

Outstanding loans are summarized below, in thousands:

	September 30,	December 31,
	2014	2013

Commercial	$33,583	$32,612
Agricultural	34,624	30,647
Real estate - residential	28,321	31,322
Real estate – commercial	162,184	155,942
Real estate – construction and land development	21,356	17,793
Equity lines of credit	37,665	35,800
Auto	40,754	30,305
Other	4,244	4,130
	362,731	338,551
Deferred loan costs, net	1,691	1,340
Allowance for loan losses	(5,251)	(5,517)
	$359,171	$334,374

Changes in the allowance for loan losses, in thousands, were as follows:

	September 30,	December 31,
	2014	2013

Balance, beginning of year	$5,517	$5,686
Provision charged to operations	750	1,400
Losses charged to allowance	(1,702)	(1,915)
Recoveries	686	346
Balance, end of year	$5,251	$5,517

The recorded investment in impaired loans totaled $7,919,000 and $9,815,000 at September 30, 2014 and December 31, 2013, respectively. The Company had specific allowances for loan losses of $676,000 on impaired loans of $2,008,000 at September 30, 2014 as compared to specific allowances for loan losses of $629,000 on impaired loans of $2,322,000 at December 31, 2013. The balance of impaired loans in which no specific reserves were required totaled $5,911,000 and $7,493,000 at September 30, 2014 and December 31, 2013, respectively. The average recorded investment in impaired loans for the nine months ended September 30, 2014 and September 30, 2013 was $7,949,000 and $10,340,000, respectively. The Company recognized $94,000 and $229,000 in interest income on a cash basis for impaired loans during the nine months ended September 30, 2014 and 2013, respectively. During the three months ended September 30, 2014 and 2013 the Company recognized $30,000 and $19,000 in interest income on a cash basis for impaired loans, respectively.

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

The carrying value of troubled debt restructurings at September 30, 2014 and December 31, 2013 was $6,001,000 and $7,616,000, respectively. The Company has allocated $384,000 and $284,000 of specific reserves on loans to customers whose loan terms have been modified in troubled debt restructurings as of September 30, 2014 and December 31, 2013, respectively. The Company has not committed to lend additional amounts on loans classified as troubled debt restructurings at September 30, 2014 and December 31, 2013.

During the three and nine month periods ended September 30, 2014, one loan was modified as a troubled debt restructuring.

The following table presents information related to the one loan modified as a troubled debt restructuring during the three and nine months ending September 30, 2014, dollars in thousands:

	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Recorded Investment
Troubled Debt Restructurings:
Auto	1	$10	$10
Total	1	$10	$10

The troubled debt restructuring described above resulted in no allowance for loan losses or charge-offs during the nine months ending September 30, 2014.

During the three and nine month periods ended September 30, 2013, the terms of certain loans were modified as troubled debt restructurings. Modifications involving a reduction of the stated interest rate of the loan was for periods ranging from 1 month to 10 years and those with decreases in rates ranged from 0% to 1.5%.

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

There were no troubled debt restructurings for which there was a payment default within twelve months following the modification during the nine months ended September 30, 2014.

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

The terms of certain other loans were modified during the nine months ending September 30, 2014 and year ending December 31, 2013 that did not meet the definition of a troubled debt restructuring. These loans have a total recorded investment as of September 30, 2014 and December 31, 2013 of $22 million and $14 million, respectively.

These loans which were modified during the nine months ended September 30, 2014 and year ended December 31, 2013 did not meet the definition of a troubled debt restructuring as the modification was a delay in a payment ranging from 30 days to 3 months that was considered to be insignificant or the borrower was not considered to be experiencing financial difficulties.

At September 30, 2014 and December 31, 2013, nonaccrual loans totaled $5,943,000 and $5,519,000, respectively. Interest foregone on nonaccrual loans totaled $286,000 and $290,000 for the nine months ended September 30, 2014 and 2013, respectively. Interest foregone on nonaccrual loans totaled $82,000 and $120,000 for the three months ended September 30, 2014 and 2013, respectively. Loans past due 90 days or more and on accrual status totaled $2,000 and $17,000 at September 30, 2014 and December 31, 2013, respectively.

Salaries and employee benefits totaling $1,081,000 and $993,000 have been deferred as loan origination costs during the nine months ended September 30, 2014 and 2013, respectively. Salaries and employee benefits totaling $406,000 and $321,000 have been deferred as loan origination costs during the three months ended September 30, 2014 and 2013, respectively.

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

The following table shows the loan portfolio allocated by management's internal risk ratings at the dates indicated, in thousands:

September 30, 2014

	Commercial Credit Exposure Credit Risk Profile by Internally Assigned Grade
Grade:	Commercial	Agricultural	Real Estate-Residential	Real Estate-Commercial	Real Estate-Construction	Equity LOC	Total
Pass	$32,268	$33,844	$27,032	$155,162	$20,085	$36,829	$305,220
Watch	922	381	277	3,550	-	146	5,276
Substandard	393	399	1,013	3,471	1,271	690	7,237
Doubtful	-	-	-	-	-	-	-
Total	$33,583	$34,624	$28,322	$162,183	$21,356	$37,665	$317,733

December 31, 2013

	Commercial Credit Exposure Credit Risk Profile by Internally Assigned Grade
Grade:	Commercial	Agricultural	Real Estate-Residential	Real Estate-Commercial	Real Estate-Construction	Equity LOC	Total
Pass	$30,477	$30,213	$30,007	$147,605	$17,733	$34,742	$290,777
Watch	1,420	345	346	3,484	-	157	5,752
Substandard	665	89	969	4,853	60	890	7,526
Doubtful	50	-	-	-	-	11	61
Total	$32,612	$30,647	$31,322	$155,942	$17,793	$35,800	$304,116

	Consumer Credit Exposure			Consumer Credit Exposure
	Credit Risk Profile Based on Payment Activity			Credit Risk Profile Based on Payment Activity
	September 30, 2014			December 31, 2013
	Auto	Other	Total	Auto	Other	Total
Grade:
Performing	$40,663	$4,230	$44,893	$30,228	$4,113	$34,341
Non-performing	91	14	105	77	17	94
Total	$40,754	$4,244	$44,998	$30,305	$4,130	$34,435

The following tables show the allocation of the allowance for loan losses at the dates indicated, in thousands:

	Commercial	Agricultural	Real Estate-Residential	Real Estate-Commercial	Real Estate-Construction	Equity LOC	Auto	Other	Total
Nine months ended September 30, 2014:
Allowance for Loan Losses
Beginning balance	$785	$164	$638	$1,774	$944	$613	$449	$150	$5,517
Charge-offs	(191)	-	(145)	(887)	-	(142)	(253)	(84)	(1,702)
Recoveries	50	-	29	5	491	15	33	63	686
Provision	(33)	54	(114)	636	(238)	137	311	(3)	750
Ending balance	$611	$218	$408	$1,528	$1,197	$623	$540	$126	$5,251
Three months ended September 30, 2014:
Allowance for Loan Losses
Beginning balance	$703	$211	$423	$1,686	$1,140	$603	$466	$126	$5,358
Charge-offs	(98)	-	-	(208)	-	-	(148)	(27)	(481)
Recoveries	23	-	2	4	-	2	12	31	74
Provision	(17)	7	(17)	46	57	18	210	(4)	300
Ending balance	$611	$218	$408	$1,528	$1,197	$623	$540	$126	$5,251
Nine months ended September 30, 2013:
Allowance for Loan Losses
Beginning balance	$855	$159	$894	$1,656	$950	$736	$289	$147	$5,686
Charge-offs	(389)	-	(244)	(133)	(735)	(21)	(82)	(125)	(1,729)
Recoveries	62	-	1	13	-	1	45	26	148
Provision	203	(3)	(26)	45	667	91	125	98	1,200
Ending balance	$731	$156	$625	$1,581	$882	$807	$377	$146	$5,305
Three months ended September 30, 2013:
Allowance for Loan Losses
Beginning balance	$720	$183	$604	$1,655	$886	$704	$351	$160	$5,263
Charge-offs	(36)	-	(23)	(1)	-	-	(33)	(27)	(120)
Recoveries	34	-	1	2	-	-	17	8	62
Provision	13	(27)	43	(75)	(4)	103	42	5	100
Ending balance	$731	$156	$625	$1,581	$882	$807	$377	$146	$5,305

	Commercial	Agricultural	Real Estate - Residential	Real Estate -Commercial	Real Estate -Construction	Equity LOC	Auto	Other	Total
September 30, 2014:
Allowance for Loan Losses
Ending balance: individually evaluated for impairment	$22	$-	$99	$50	$342	$163	$-	$-	$676
Ending balance: collectively evaluated for impairment	$589	$218	$309	$1,478	$855	$460	$540	$126	$4,575
Loans
Ending balance	$33,583	$34,624	$28,321	$162,184	$21,356	$37,665	$40,754	$4,244	$362,731
Ending balance: individually evaluated for impairment	$133	$605	$2,539	$2,474	$1,413	$652	$91	$12	$7,919
Ending balance: collectively evaluated for impairment	$33,450	$34,019	$25,782	$159,710	$19,943	$37,013	$40,663	$4,232	$354,812

December 31, 2013:
Allowance for Loan Losses
Ending balance: individually evaluated for impairment	$79	$-	$200	$232	$13	$105	$-	$-	$629
Ending balance: collectively evaluated for impairment	$706	$164	$438	$1,542	$931	$508	$449	$150	$4,888
Loans
Ending balance	$32,612	$30,647	$31,322	$155,942	$17,793	$35,800	$30,305	$4,130	$338,551
Ending balance: individually evaluated for impairment	$1,324	$267	$2,475	$3,074	$1,737	$861	$77	$-	$9,815
Ending balance: collectively evaluated for impairment	$31,288	$30,380	$28,847	$152,868	$16,056	$34,939	$30,228	$4,130	$328,736

The following table shows an aging analysis of the loan portfolio by the time past due, in thousands:

As of September 30, 2014	30-89 Days	90 Days and		Total
	Past Due	Still Accruing	Nonaccrual	Past Due	Current	Total

Commercial:
Commercial	$93	$-	$109	$202	$33,381	$33,583
Agricultural	-	-	340	340	34,284	34,624
Real estate – construction	-	-	1,271	1,271	20,085	21,356
Real estate	1,264	-	2,474	3,738	158,445	162,183
Residential:
Real estate	158	-	994	1,152	27,170	28,322
Equity LOC	352	-	652	1,004	36,661	37,665
Consumer:
Auto	497	-	91	588	40,166	40,754
Other	39	2	12	53	4,191	4,244
Total	$2,403	$2	$5,943	$8,348	$354,383	$362,731

As of December 31, 2013	30-89 Days	90 Days and		Total
	Past Due	Still Accruing	Nonaccrual	Past Due	Current	Total

Commercial:
Commercial	$129	$-	$1,295	$1,424	$31,188	$32,612
Agricultural	-	-	-	-	30,647	30,647
Real estate – construction	25	-	18	43	17,750	17,793
Real estate	304	-	2,369	2,673	153,269	155,942
Residential:
Real estate	695	-	899	1,594	29,728	31,322
Equity LOC	72	-	861	933	34,867	35,800
Consumer:
Auto	244	-	77	321	29,984	30,305
Other	63	17	-	80	4,050	4,130
Total	$1,532	$17	$5,519	$7,068	$331,483	$338,551

The following tables show information related to impaired loans at the dates indicated, in thousands:

		Unpaid		Average	Interest
	Recorded	Principal	Related	Recorded	Income
As of September 30, 2014:	Investment	Balance	Allowance	Investment	Recognized
With no related allowance recorded:
Commercial	$92	$92		$70	$1
Agricultural	605	605		285	15
Real estate – construction	504	504		481	7
Real estate – commercial	2,220	2,867		2,379	-
Real estate – residential	2,084	2,095		2,035	63
Equity Lines of Credit	303	303		288	-
Auto	91	91		45	-
Other	12	12		-	-
With an allowance recorded:
Commercial	$41	$41	$22	$42	$-
Agricultural	-	-	-	-	-
Real estate – construction	909	909	342	923	-
Real estate – commercial	254	254	50	589	-
Real estate – residential	455	461	99	460	8
Equity Lines of Credit	349	349	163	352	-
Auto	-	-	-	-	-
Other	-	-	-	-	-
Total:
Commercial	$133	$133	$22	$112	$1
Agricultural	605	605	-	285	15
Real estate – construction	1,413	1,413	342	1,404	7
Real estate – commercial	2,474	3,121	50	2,968	-
Real estate – residential	2,539	2,556	99	2,495	71
Equity Lines of Credit	652	652	163	640	-
Auto	91	91	-	45	-
Other	12	12	-	-	-

Total	$7,919	$8,583	$676	$7,949	$94

		Unpaid		Average	Interest
	Recorded	Principal	Related	Recorded	Income
As of December 31, 2013:	Investment	Balance	Allowance	Investment	Recognized
With no related allowance recorded:
Commercial	$1,224	$1,493		$1,239	$3
Agricultural	267	267		267	20
Real estate – construction	1,325	1,325		1,384	79
Real estate – commercial	2,237	2,675		2,489	53
Real estate – residential	2,024	2,035		2,057	89
Equity Lines of Credit	339	339		294	9
Auto	77	77		20	3
Other	-	-		-	-
With an allowance recorded:
Commercial	$100	$100	$79	$58	$-
Agricultural	-	-	-	-	-
Real estate – construction	412	412	13	417	25
Real estate – commercial	837	837	232	994	-
Real estate – residential	451	451	200	452	10
Equity Lines of Credit	522	522	105	511	7
Auto	-	-	-	-	-
Other	-	-	-	-	-
Total:
Commercial	$1,324	$1,593	$79	$1,297	$3
Agricultural	267	267	-	267	20
Real estate – construction	1,737	1,737	13	1,801	104
Real estate – commercial	3,074	3,512	232	3,483	53
Real estate – residential	2,475	2,486	200	2,509	99
Equity Lines of Credit	861	861	105	805	16
Auto	77	77	-	20	3
Other	-	-	-	-	-

Total	$9,815	$10,533	$629	$10,182	$298

5. COMMITMENTS AND CONTINGENCIES

The Company is party to claims and legal proceedings arising in the ordinary course of business. In the opinion of the Company’s management, the amount of ultimate liability with respect to such proceedings will not have a material adverse effect on the financial condition or result of operations of the Company taken as a whole.

In the normal course of business, there are various outstanding commitments to extend credit, which are not reflected in the financial statements, including loan commitments of $89,968,000 and $84,229,000 and stand-by letters of credit of $0 and $60,000 at September 30, 2014 and December 31, 2013, respectively.

Of the loan commitments outstanding at September 30, 2014, $14,627,000 are real estate construction loan commitments that are expected to fund within the next twelve months. The remaining commitments primarily relate to revolving lines of credit or other commercial loans, and many of these are expected to expire without being drawn upon. Therefore, the total commitments do not necessarily represent future cash requirements. Each loan commitment and the amount and type of collateral obtained, if any, are evaluated on an individual basis. Collateral held varies, but may include real property, bank deposits, debt or equity securities or business assets.

Stand-by letters of credit are conditional commitments written to guarantee the performance of a customer to a third party. These guarantees are primarily related to the purchases of inventory by commercial customers and are typically short-term in nature. Credit risk is similar to that involved in extending loan commitments to customers and accordingly, evaluation and collateral requirements similar to those for loan commitments are used. The deferred liability related to the Company’s stand-by letters of credit was not significant at September 30, 2014 and December 31, 2013.

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

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
(In thousands, except per share data)	2014	2013	2014	2013
Net Income:
Net income	$1,327	$1,007	$3,394	$2,515
Discount on redemption of preferred stock	-	4	-	534
Dividends and discount accretion on preferred shares	-	(49)	-	(330)
Net income available to common shareholders	$1,327	$962	$3,394	$2,719
Earnings Per Share:
Basic earnings per share	$0.28	$0.20	$0.71	$0.57
Diluted earnings per share	$0.27	$0.20	$0.68	$0.56
Weighted Average Number of Shares Outstanding:
Basic shares	4,795	4,782	4,792	4,779
Diluted shares	4,995	4,922	4,970	4,868

Shares of common stock issuable under stock options and warrants for which the exercise prices were greater than the average market prices were not included in the computation of diluted earnings per share due to their antidilutive effect.  Stock options and warrants not included in the computation of diluted earnings per share, due to shares not being in-the-money and having an antidilutive effect, were approximately 238,000 and 200,000 for the three month periods ended September 30, 2014 and 2013, respectively. Stock options and warrants not included in the computation of diluted earnings per share, due to shares not being in-the-money and having an antidilutive effect, were approximately 267,000 and 280,000 for the nine month periods ended September 30, 2014 and 2013, respectively.

7. STOCK-BASED COMPENSATION

Stock Options

In 2001, the Company established a Stock Option Plan (the “2001 Plan”) for which 339,209 shares of common stock remain reserved for issuance to employees and directors and no shares are available for future grants as of September 30, 2014.

A summary of the activity within the 2001 Plan follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term in Years	Intrinsic Value

Options outstanding at January 1, 2014	365,059	$8.53
Options cancelled	(18,450)	12.77
Options exercised	(7,400)	2.95
Options outstanding at September 30, 2014	339,209	$8.42	2.7	$871,956
Options exercisable at September 30, 2014	290,016	$9.35	2.4	$637,272
Expected to vest after September 30, 2014	41,918	$2.95	4.5	$199,951

Compensation cost related to stock options recognized in operating results under the 2001 Plan was $34,000 and $29,000 for the nine months ended September 30, 2014 and 2013, respectively. The associated future income tax benefit recognized was $1,000 for the nine months ended September 30, 2014 and 2013. Compensation cost related to stock options recognized in operating results was $10,000 and $10,000 for the quarters ended September 30, 2014 and 2013. There was no associated future income tax benefit recognized for the quarters ended September 30, 2014 and 2013.

At September 30, 2014, there was $20,000 of total unrecognized compensation cost related to non-vested stock option awards which is expected to be recognized over a weighted-average period of six months.

The total fair value of options vested during the nine months ended September 30, 2014 was $49,000. The total intrinsic value of options exercised during the nine months ended September 30, 2014 was $30,000.

Cash received for options exercised during the nine months ended September 30, 2014 was $22,000. The tax benefit realized for the tax deductions from option exercise totaled $8,000 and $0, respectively, for the nine months ended September 30, 2014 and 2013.

In May 2013, the Company established the 2013 Stock Option Plan (the “2013 Plan”) for which 500,000 shares of common stock are reserved and 389,600 shares are available for future grants as of September 30, 2014. The Plan requires that the option price may not be less than the fair market value of the stock at the date the option is granted, and that the stock must be paid in full at the time the option is exercised. Payment in full for the option price must be made in cash, with Company common stock previously acquired by the optionee and held by the optionee for a period of at least six months, in options of the Optionee that are fully vested and exercisable or in any combination of the foregoing. The options expire on dates determined by the Board of Directors, but not later than ten years from the date of grant.

The fair value of each option is estimated on the date of grant using the following assumptions in 2014.

Nine Months Ended September 30, 2014
Expected life of stock options (years)	5.2
Interest rate—stock options	1.64%
Volatility—stock options	63.8%
Dividend yields	2.0%
Weighted-average fair value of options granted during the period	$3.02

A summary of the activity within the 2013 Plan follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term in Years	Intrinsic Value
Options outstanding at January 1, 2014	-	$-
Options granted	110,400	6.32
Options outstanding at September 30, 2014	110,400	$6.32	7.6	$154,560
Options exercisable at September 30, 2014	-	N/A	N/A	N/A
Expected to vest after September 30, 2014	94,061	$6.32	7.6	$131,685

Compensation cost related to stock options recognized in operating results under the 2013 Plan was $14,000 for the three months ended September 30, 2014 and $23,000 for the nine months ended September 30, 2014. There was no compensation cost recorded during 2013. The associated future income tax benefit recognized was $1,000 and $2,000 for the three months and nine months ended September 30, 2014, respectively and $0 for 2013. As of September 30, 2014, there was $200,000 of total unrecognized compensation cost related to non-vested, share-based compensation arrangements granted under the 2013 Plan. That cost is expected to be recognized over a weighted average period of 3.6 years.

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

Interest expense and penalties associated with unrecognized tax benefits, if any, are classified as income tax expense in the consolidated income statement. There have been no significant changes to unrecognized tax benefits or accrued interest and penalties for the three or nine months ended September 30, 2014.

9. FAIR VALUE MEASUREMENT

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

Fair Value of Financial Instruments

The carrying amounts and estimated fair values of financial instruments, at September 30, 2014 and December 31, 2013 are as follows, in thousands:

		Fair Value Measurements at September 30, 2014 Using:
	Carrying Value	Level 1	Level 2	Level 3	Total Fair Value
Financial assets:
Cash and cash equivalents	$62,219	$62,219			$62,219
Investment securities	84,304		$84,304		84,304
Loans, net	359,171			$361,213	361,213
FHLB stock	2,380				N/A
Accrued interest receivable	1,586		225	1,361	1,586
Financial liabilities:
Deposits	472,214	415,076	57,163		472,239
Repurchase agreements	11,466		11,466		11,466
Note payable	1,000			1,000	1,000
Subordinated debenture	7,414			7,311	7,311
Junior subordinated deferrable interest debentures	10,310			6,853	6,853
Accrued interest payable	78	6	43	29	78

		Fair Value Measurements at December 31, 2013 Using:
	Carrying Value	Level 1	Level 2	Level 3	Total Fair Value
Financial assets:
Cash and cash equivalents	$49,917	$49,917			$49,917
Investment securities	90,343		$90,343		90,343
Loans, net	334,374			$337,392	337,392
FHLB stock	2,226				N/A
Accrued interest receivable	1,691		260	1,431	1,691
Financial liabilities:
Deposits	449,439	386,757	62,743		449,500
Repurchase agreements	9,109		9,109		9,109
Note payable	3,000			3,000	3,000
Subordinated debenture	7,295			7,121	7,121
Junior subordinated deferrable interest debentures	10,310			7,193	7,193
Accrued interest payable	98	6	58	34	98

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

The following tables present information about the Company’s assets and liabilities measured at fair value on a recurring and non-recurring basis as of September 30, 2014 and December 31, 2013, and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value:

Assets and liabilities measured at fair value on a recurring basis at September 30, 2014 and December 31, 2013 are summarized below, in thousands:

		Fair Value Measurements at September 30, 2014 Using:
	Total Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
U.S. Government-sponsored agencies	$6,967	$-	$6,967	$-
U.S. Government-sponsored agencies collateralized by mortgage obligations- residential	66,700	-	66,700	-
Obligations of states and political subdivisions	10,137	-	10,137	-
Corporate debt securities	500		500	-
	$84,304	$-	$84,304	$-

		Fair Value Measurements at December 31, 2013 Using:
	Total Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
U.S. Government-sponsored agencies	$27,097	$-	$27,097	$-
U.S. Government-sponsored agencies collateralized by mortgage obligations- residential	61,875	-	61,875	-
Obligations of states and political subdivisions	1,371	-	1,371	-
	$90,343	$-	$90,343	$-

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

Assets and liabilities measured at fair value on a non-recurring basis at September 30, 2014 are summarized below, in thousands:

		Fair Value Measurements at September 30, 2014 Using:
	Total Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Nine Months Ended September 30, 2014 Total Gains (Losses)
Assets:
Impaired loans:
Commercial	$19	$-	$-	$19	$-
Agricultural	-			-	-
Real estate – residential	149			149	(63)
Real estate – commercial	1,555			1,555	(26)
Real estate – construction and land development	99			99	(130)
Equity lines of credit	147			147	(81)
Auto	-			-	-
Other	-			-	-
Total impaired loans	1,969	-	-	1,969	(300)
Other real estate:
Real estate – residential	314			314	(17)
Real estate – commercial	1,250			1,250	(33)
Real estate – construction and land development	1,810			1,810	(126)
Equity lines of credit	547			547	(51)
Total other real estate	3,921	-	-	3,921	(227)
	$5,890	$-	$-	$5,890	$(527)

Assets and liabilities measured at fair value on a non-recurring basis at December 31, 2013 are summarized below, in thousands:

		Fair Value Measurements at December 31, 2013 Using:
	Total Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Nine Months Ended September 30, 2013 Total Gains (Losses)
Assets:
Impaired loans:
Commercial	$767	$-	$-	$767	$(13)
Agricultural	-			-	-
Real estate – residential	28			28	(25)
Real estate – commercial	1,377			1,377	131
Real estate – construction and land development	-			-	(22)
Equity lines of credit	360			360	90
Auto	-			-	-
Other	-			-	3
Total impaired loans	2,532	-	-	2,532	164
Other real estate:
Real estate – residential	873			873	-
Real estate – commercial	983			983	(10)
Real estate – construction and land development	4,289			4,289	(363)
Equity lines of credit	254			254	-
Total other real estate	6,399	-	-	6,399	(373)
	$8,931	$-	$-	$8,931	$(209)

The Company has no liabilities which are reported at fair value.

The following methods were used to estimate fair value.

Impaired Loans: The fair value of collateral dependent impaired loans with specific allocations of the allowance for loan losses or loans that have been subject to partial charge-offs are generally based on recent real estate appraisals. These appraisals may utilize a single valuation approach or a combination of approaches including comparable sales and the income approach. Adjustments are routinely made in the appraisal process by the independent appraisers to adjust for differences between the comparable sales and income data available. Such adjustments are usually significant and typically result in a Level 3 classification of the inputs for determining fair value. Total (losses)/gains of ($300,000) and $164,000 represent impairment charges recognized during the nine months ended September 30, 2014 and 2013, respectively, related to the above impaired loans.

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

The following table presents quantitative information about Level 3 fair value measurements for financial instruments measured at fair value on a non-recurring basis at September 30, 2014 and December 31, 2013 (dollars in thousands):

					Range		Range
Description	Fair Value 9/30/14	Fair Value 12/31/2013	Valuation Technique	Significant Unobservable Input	(Weighted Average) 9/30/2014		(Weighted Average) 12/31/2013
Impaired Loans:
Commercial	$19	$767	Sales Comparison	Adjustment for differences between comparable sales	0%	(0%)	0%	(0%)

Agricultural	$-	$-	Sales Comparison	Adjustment for differences between comparable sales	N/A		N/A

RE – Residential	$149	$28	Sales Comparison	Adjustment for differences between comparable sales	8%	(8%)	8%	(8%)

RE – Commercial	$1,555	$1,377	Sales Comparison	Adjustment for differences between comparable sales	9%-12%	(10%)	10% - 12%	(11%)

Land and Construction	$99	$-	Sales Comparison	Adjustment for differences between comparable sales	8%-10%	(9%)	N/A

Equity Lines of Credit	$147	$360	Sales Comparison	Adjustment for differences between comparable sales	8%-10%	(9%)	8%	(8%)

Other Real Estate:
RE – Residential	$314	$873	Sales Comparison	Adjustment for differences between comparable sales	10%	(10%)	10%	(10%)
Land and Construction	$1,800	$4,289	Sales Comparison	Adjustment for differences between comparable sales	10%	(10%)	10%	(10%)
RE – Commercial	$1,250	$983	Sales Comparison	Adjustment for differences between comparable sales	10%	(10%)	10%	(10%)
Equity Lines of Credit	$547	$254	Sales Comparison	Adjustment for differences between comparable sales	10%	(10%)	10%	(10%)

10. ADOPTION OF NEW ACCOUNTING STANDARDS

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

Pending Accounting Pronouncements

In January 2014, the FASB issued ASU No. 2014-04, Reclassification of Residential Real Estate Collateralized Consumer Mortgage Loans upon Foreclosure. The objective of this guidance is to clarify when an in substance repossession or foreclosure occurs, that is, when a creditor should be considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan such that the loan receivable should be derecognized and the real estate property recognized. ASU No. 2014-04 states that an in substance repossession or foreclosure occurs, and a creditor is considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan, upon either (1) the creditor obtaining legal title to the residential real estate property upon completion of a foreclosure or (2) the borrower conveying all interest in the residential real estate property to the creditor to satisfy that loan through completion of a deed in lieu of foreclosure or through a similar legal agreement. Additionally, ASU No. 2014-04 requires interim and annual disclosure of both (1) the amount of foreclosed residential real estate property held by the creditor and (2) the recorded investment in consumer mortgage loans collateralized by residential real estate property that are in the process of foreclosure according to local requirements of the applicable jurisdiction. ASU No. 2014-04 is effective for interim and annual reporting periods beginning after December 15, 2014. The adoption of ASU No. 2014-04 is not expected to have a material impact on the Company's Financial Statements.

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

In June 2014, the FASB issued ASU No. 2014-11, "Repurchase-to-Maturity Transactions, Repurchase Financings, and Disclosures." The new guidance aligns the accounting for repurchase-to-maturity transactions and repurchase agreements executed as repurchase financings with the accounting for other typical repurchase agreements. Going forward, these transactions would all be accounted for as secured borrowings. The guidance eliminates sale accounting for repurchase-to-maturity transactions and supersedes the guidance under which a transfer of a financial asset and a contemporaneous repurchase financing could be accounted for on a combined basis as a forward agreement, which has resulted in outcomes referred to as off-balance-sheet accounting. The amendments in the ASU require a new disclosure for transactions economically similar to repurchase agreements in which the transferor retains substantially all of the exposure to the economic return on the transferred financial assets throughout the term of the transaction. The amendments in the ASU also require expanded disclosures about the nature of collateral pledged in repurchase agreements and similar transactions accounted for as secured borrowings. The amendments in this ASU are effective for public companies for the first interim or annual period beginning after December 15, 2014. In addition, for public companies, the disclosure for certain transactions accounted for as a sale is effective for the first interim or annual reporting periods beginning on or after December 15, 2014, and the disclosure for transactions accounted for as secured borrowings is required to be presented for annual reporting periods beginning after December 15, 2014, and interim periods beginning after March 15, 2015. As of September 30, 2014, all of the Company's repurchase agreements were typical in nature (i.e., not repurchase-to-maturity transactions or repurchase agreements executed as a repurchase financing) and are accounted for as secured borrowings. As such, the adoption of ASU No. 2014-11 is not expected to have a material impact on the Company's Consolidated Financial Statements.

In June 2014, the FASB issued ASU No. 2014-12, Compensation – Stock Compensation –Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Services Period. The amendments in ASU 2014-12 provide guidance for determining compensation cost under specific circumstances when an employee is eligible to vest in an award regardless of whether the employee is rendering service on the date the performance target is achieved. ASU 2014-12 becomes effective for annual and interim periods beginning after December 15, 2015 with early adoption permitted. The adoption of ASU No. 2014-12 is not expected to have a material impact on the Company's Financial Statements.

PART I – FINANCIAL INFORMATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

INTRODUCTION

The following discussion and analysis sets forth certain statistical information relating to the Company as of September 30, 2014 and December 31, 2013 and for the nine and three month periods ended September 30, 2014 and 2013. This discussion should be read in conjunction with the condensed consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q and the consolidated financial statements and notes thereto included in Plumas Bancorp’s Annual Report filed on Form 10-K for the year ended December 31, 2013.

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

OVERVIEW

The Company recorded net income of $3.4 million for the nine months ended September 30, 2014, up $879 thousand from net income of $2.5 million during the nine months ended September 30, 2013. The components of this increase were a $795 thousand increase in net interest income, a $450 thousand decline in the provision for loan losses and a $547 thousand increase in non-interest income. These items were partially offset by an increase of $284 thousand in non-interest expense and a $629 thousand increase in the provision for income taxes.

Net income allocable to common shareholders increased from $2.7 million or $0.56 per diluted share during the nine months ended September 30, 2013 to $3.4 million or $0.68 per diluted share during the current nine month period. Income allocable to common shareholders is calculated by subtracting dividends and discount amortized on preferred stock from net income. During the 2013 period income allocable to common shareholders benefited from a $534 thousand discount on redemption of preferred stock partially offset by $330 thousand in dividends and discount accretion on preferred stock.

Total assets at September 30, 2014 were $543 million, an increase of $27.4 million from December 31, 2013. This increase included an increase in net loans of $24.8 million and an increase of 12.3 million in cash and cash equivalents partially offset by decreases of $6.0 million in investment securities, $2.5 million in Other Real Estate Owned (OREO) and $1.2 million in all other assets. Net loan balances increased from $334.4 million at December 31, 2013 to $359.2 million at September 30, 2014. Cash and cash equivalents increased from $49.9 million at December 31, 2013 to $62.2 million at September 30, 2014. Investment securities declined from $90.3 million at December 31, 2013 to $84.3 million at September 30, 2014 and OREO declined from $6.4 million at December 31, 2013 to $3.9 million at September 30, 2014.

Deposits totaled $472.2 million at September 30, 2014, an increase of $22.8 million from December 31, 2013. Non-interest bearing demand deposits increased by $19.1 million while savings and money market accounts increased by $8.7 million and interest bearing transaction accounts (NOW) accounts increased by $0.5 million. Time deposits declined by $5.5 million.

Shareholders’ equity increased by $4.1 million from $30.6 million at December 31, 2013 to $34.7 million at September 30, 2014. The annualized return on average assets was 0.87% for the nine months ended September 30, 2014 up from 0.69% for the nine months ended September 30, 2013. The annualized return on average common equity increased from 12.1% during the first nine months of 2013 to 13.7% during the current nine month period.

The following is a detailed discussion of each component affecting change in net income and the composition of our balance sheet.

RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2014

Net interest income before provision for loan losses. Net interest income, on a nontax-equivalent basis, for the nine months ended September 30, 2014 was $14.2 million, an increase of $795 thousand from the $13.4 million earned during the same period in 2013. The largest components of the increase in net interest income were an increase in the average balance of loans and an increase in the average rate earned on investment securities. These items were partially offset by a decline in yield on loans and the issuance, on April 15, 2013, of a $7.5 million subordinated debenture. Net interest margin for the nine months ended September 30, 2014 decreased 8 basis points, or 2%, to 4.01%, down from 4.09% for the same period in 2013. The decline in margin is primarily related to a 24 basis points decline in yield on loan balances.

Interest income increased by $984 thousand or 7%, to $15.5 million for the nine months ended September 30, 2014 primarily as a result of an increase in the average balance on loans and an increase in average balance and yield on investment securities. Interest and fees on loans increased $682 thousand to $14.3 million for the nine months ended September 30, 2014 as compared to $13.6 million during the same period in 2013. The Company’s average loan balances were $349.1 million for the nine months ended September 30, 2014, up $30.3 million, or 9.5%, from $318.8 million for the same period in 2013.

The following table compares loan balances by type at September 30, 2014 and 2013.

(dollars in thousands)	Balance at End of Period	Percent of Loans in Each Category Total Loans	Balance at End of Period	Percent of Loans in Each Category Total Loans
	09/30/14	09/30/14	09/30/13	09/30/13
Commercial	$33,583	9.3%	$30,420	9.4%
Agricultural	34,624	9.5%	33,933	10.4%
Real estate - residential	28,321	7.8%	31,334	9.6%
Real estate – commercial	162,184	44.7%	146,411	45.0%
Real estate – construction	21,356	5.9%	14,691	4.5%
Equity Lines of Credit	37,665	10.4%	36,315	11.2%
Auto	40,754	11.2%	28,157	8.7%
Other	4,244	1.2%	3,882	1.2%
Total Gross Loans	$362,731	100%	$325,143	100%

The average rate earned on the Company’s loan balances decreased by 24 basis points to 5.46% during the first nine months of 2014 compared to 5.70% during the first nine months of 2013. The decrease in loan yield reflects increased rate competition in the Company’s service area. Interest income on investment securities increased by $296 thousand related to an increase in average balance of $7.3 million, from $80.7 million for the nine months ended September 30, 2013 to $88.0 million during the current period and an increase of 33 basis points in the average rate earned from 1.37% during 2013 to 1.70% during the period ending September 30, 2014. The increase in yield on investment securities incudes an increase in government sponsored agency residential mortgage backed securities as a percentage of total securities and an increase in market yields. Interest income on other interest-earning assets, which totaled $92 thousand in 2014 and $86 thousand in 2013, primarily relates to interest on cash balances held at the Federal Reserve.

Interest expense on deposits decreased by $69 thousand, or 15%, to $390 thousand for the nine months ended September 30, 2014, down from $459 thousand for the same period in 2013. This decrease primarily relates to decreases in the average balance and rate paid on time deposits; interest on time deposits declined by $54 thousand. Average time deposits declined by $7.2 million from $67.0 million during the first nine months of 2013 to $59.8 million during the nine months ended September 30, 2014. We attribute much of the reduction in time deposits to the unusually low interest rate environment as we have seen a movement out of time into more liquid deposit types. The average rate paid on time deposits decreased from 0.44% during the nine months ended September 30, 2013 to 0.37% during the current nine month period. This decrease primarily relates to a decline in market rates paid in the Company’s service area and the maturity of higher rate deposits.

Interest expense on NOW accounts declined by $13 thousand. Rates paid on NOW accounts declined by 2 basis points from 0.11% during the nine months ended September 30, 2013 to 0.09% during the nine months ended September 30, 2014 related to a decline in market rates.

Interest expense on money market accounts decreased by $12 thousand related to a decrease in rate paid on these accounts of 3 basis points from 0.17% during the 2013 period to 0.14% during the current period. Interest expense on savings accounts increased by $10 thousand related to an increase in average balance from $81.6 million during the nine months ended September 30, 2013 to $101.3 million during the current period partially offset by a reduction in rate paid of 2 basis points to 0.16%.

Interest expense on other interest-bearing liabilities increased by $258 thousand from $640 thousand during the nine months ending September 30, 2013 to $898 thousand during 2014. On April 15, 2013, to help fund the repurchase of preferred stock during 2013, the Company issued a $7.5 million subordinated debenture. The subordinated debt bears an interest rate of 7.5% per annum, has a term of 8 years with no prepayment allowed during the first two years and was made in conjunction with an eight-year warrant (the “Lender Warrant”) to purchase up to 300,000 shares of the Bancorp’s common stock, no par value at an exercise price, subject to anti-dilution adjustments, of $5.25 per share. The effective yield on the debenture was 10.3% which was in excess of the 7.5% rate due to amortization of a $75 thousand commitment fee and a discount recorded on issuance of $318 thousand. Interest expense related to the debenture increased by $217 thousand to $568 thousand related to the debt being outstanding for an additional three and one-half months in 2014.

On October 24, 2013 the Bancorp issued a $3 million promissory note payable to an unrelated commercial bank. The note bears interest at the U.S. "Prime Rate" plus three-quarters percent per annum (currently 4%), had an original term of 18 months and is secured by 100 shares of Plumas Bank stock representing the Company's 100% ownership interest in Plumas Bank. Proceeds from this note were used to help fund the redemption of the remaining preferred shares. Interest expense on this note for 2014 totaled $98 thousand.

Interest expense on junior subordinated debentures, which decreased by $7 thousand from 2013, fluctuates with changes in the 3-month London Interbank Offered Rate (LIBOR) rate. In addition, as a result of deferring our interest payments under the debentures during much of the first quarter of 2013 we were required to pay interest on the deferred interest payments. This had the effect of increasing interest expense and effective yield on the debentures. The deferred interest on the debentures was repaid in March of 2013.

Interest expense on other liabilities declined by $50 thousand from $54 thousand during the 2013 period to $4 thousand during the nine months ended September 30, 2014. This item included interest on deferred dividends and interest on repurchase agreements during 2013, but during 2014 represents solely interest on repurchase agreements.

The following table presents for the nine-month periods indicated the distribution of consolidated average assets, liabilities and shareholders' equity. It also presents the amounts of interest income from interest-earning assets and the resultant annualized yields, as well as the amounts of interest expense on interest-bearing liabilities and the resultant cost expressed in both dollars and annualized rate percentages. Average balances are based on daily averages. Nonaccrual loans are included in the calculation of average loans while nonaccrued interest thereon is excluded from the computation of yields earned:

	For the Nine Months Ended September 30, 2014			For the Nine Months Ended September 30, 2013
	Average Balance (in thousands)	Interest (in thousands)	Yield/ Rate	Average Balance (in thousands)	Interest (in thousands)	Yield/ Rate

Interest-earning assets:
Loans (1) (2) (3)	$349,090	$14,265	5.46%	$318,769	$13,583	5.70%
Investment securities (1)	88,039	1,122	1.70%	80,661	826	1.37%
Interest-bearing deposits	35,553	92	0.35%	38,393	86	0.30%

Total interest-earning assets	472,682	15,479	4.38%	437,823	14,495	4.43%
Cash and due from banks	15,742			14,370
Other assets	35,682			37,664

Total assets	$524,106			$489,857

Interest-bearing liabilities:
NOW deposits	$82,630	57	0.09%	$83,960	70	0.11%
Money market deposits	47,191	49	0.14%	48,198	61	0.17%
Savings deposits	101,277	120	0.16%	81,557	110	0.18%
Time deposits	59,807	164	0.37%	66,981	218	0.44%

Total deposits	290,905	390	0.18%	280,696	459	0.22%

Note Payable	2,736	98	4.79%	-	-	-%
Subordinated debentures	7,351	568	10.33%	4,482	351	10.47%
Junior subordinated debentures	10,310	228	2.96%	10,310	235	3.05%
Other interest-bearing liabilities	6,567	4	0.08%	6,957	54	1.04%

Total interest-bearing liabilities	317,869	1,288	0.54%	302,445	1,099	0.49%

Non-interest bearing deposits	167,048			143,954
Other liabilities	6,111			5,983
Shareholders' equity	33,078			37,475

Total liabilities & equity	$524,106			$489,857

Cost of funding interest-earning assets (4)			0.37%			0.34%
Net interest income and margin (5)		$14,191	4.01%		$13,396	4.09%

(1)	Not computed on a tax-equivalent basis.
(2)	Average nonaccrual loan balances of $7.0 million for 2014 and $10.5 million for 2013 are included in average loan balances for computational purposes.
(3)	Net loan costs included in loan interest income for the nine-month periods ended September 30, 2014 and 2013 were $433,000 and $231,000, respectively.
(4)	Total annualized interest expense divided by the average balance of total earning assets.
(5)	Annualized net interest income divided by the average balance of total earning assets.

The following table sets forth changes in interest income and interest expense for the nine-month periods indicated and the amount of change attributable to variances in volume, rates and the combination of volume and rates based on the relative changes of volume and rates:

	2014 over 2013 change in net interest income for the nine months ended September 30
	(in thousands)
	Volume (1)	Rate (2)	Mix (3)	Total

Interest-earning assets:
Loans	$1,292	$(557)	$(53)	$682
Investment securities	76	202	18	296
Interest bearing deposits	(6)	13	(1)	6

Total interest income	1,362	(342)	(36)	984

Interest-bearing liabilities:
NOW deposits	(1)	(12)	-	(13)
Money market deposits	(1)	(11)	-	(12)
Savings deposits	26	(13)	(3)	10
Time deposits	(23)	(34)	3	(54)
Note payable	-	-	98	98
Subordinated debentures	225	(5)	(3)	217
Junior subordinated debentures	-	(7)	-	(7)
Other	-	(50)	-	(50)

Total interest expense	226	(132)	95	189

Net interest income	$1,136	$(210)	$(131)	$795

(1)	The volume change in net interest income represents the change in average balance multiplied by the previous year’s rate.
(2)	The rate change in net interest income represents the change in rate multiplied by the previous year’s average balance.
(3)	The mix change in net interest income represents the change in average balance multiplied by the change in rate.

Provision for loan losses.   During the nine months ended September 30, 2014 we recorded a provision for loan losses of $750 thousand down $450 thousand from the $1.2 million provision recorded during the same period in 2013. Approximately $0.7 million of the $1.2 million provision in 2013 was related to a specific reserve required on a significant land development loan. During June, 2013 this loan, which had a book balance of $2.3 million, was transferred to OREO. See “Analysis of Asset Quality and Allowance for Loan Losses” for further discussion of loan quality trends and the provision for loan losses.

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

Non-interest income. During the nine months ended September 30, 2014 non-interest income totaled $5.5 million an increase of $547 thousand from the nine months ended September 30, 2013. The largest component of this increase was an increase of $275 thousand in service charge income which we attribute to growth in the Company’s demand deposit accounts, an increase in debit card interchange income and a restructuring of our service charge fee structure beginning in August of 2013. Other non-interest income increased by $189 thousand mostly related to increases in loan servicing income on previously sold SBA loans and an increase in dividends received on our Federal Home Loan Bank (FHLB) stock. During July and August 2014 we sold fourteen available-for- sale securities totaling $16.2 million recognizing a gain on sale of $128 thousand. No sales were made during 2013. These items were partially offset by a decline of $45 thousand in gains on the sale of government guaranteed loans.

The following table describes the components of non-interest income for the nine-month periods ending September 30, 2014 and 2013, dollars in thousands:

	For the Nine Months
	Ended September 30
	2014	2013	Dollar Change	Percentage Change
Service charges on deposit accounts	$3,122	$2,847	$275	9.7%
Gain on sale of loans	1,081	1,126	(45)	(4.0)%
Earnings on life insurance policies	258	258	-	-%
Gain on sale of investment securities	128	-	128	100%
Other	887	698	189	27.1%
Total non-interest income	$5,476	$4,929	$547	11.1%

Non-interest expense. During the nine months ended September 30, 2014, total non-interest expense increased by $284 thousand, or 2%, to $13.3 million, up from $13.0 million for the comparable period in 2013. The largest components of this increase were $504 thousand in salary and benefit expense, $186 thousand in outside service fees, $132 thousand in OREO costs and $117 thousand in occupancy and equipment expense. The largest declines in non-interest expense were $286 thousand in professional fees, $146 thousand in provision for OREO losses, $128 thousand in deposit premium amortization and $91 thousand in insurance expense.

Salaries and employee benefits increased by $504 thousand primarily related to an increase in bonus expense of $283 thousand. The Bank’s bonus plan for 2014 provides for a bonus pool of 60% of the amount that pretax income exceeds budgeted pretax income with a cap of $600 thousand. Bonus expense was $450 thousand for the nine months ended September 30, 2014 and $167 thousand during the nine months ended September 30, 2013. Salary expense increased by $164 thousand as a decline in two full time equivalent employees was offset by merit and promotional increases. Partially offsetting these items was an increase in deferred loan origination costs totaling $88 thousand.

Of the $186 thousand increase in outside service fees, $96 thousand was related to the outsourcing of our item processing beginning in June of 2013. This cost as been offset by savings in salary and benefit expense and software expense.

OREO represents real property acquired by the Bank either through foreclosure or through a deed in lieu thereof from the borrower. The increase in OREO costs during 2014 includes an increase of $88 thousand in legal expense as we are actively pursuing additional recoveries on selected OREO properties through legal channels. In addition OREO expense during 2014 includes costs to renovate several properties in an effort to increase their marketability.

The largest components of the increase in occupancy and equipment expense relate to an increase in rental expense at our Tahoe City branch related to a new lease agreement and an increase in equipment expense related to replacing our Windows XP personal computers with new computers utilizing Windows 7 as Windows XP is no longer being supported.

Professional fees benefited from reductions in legal expense related to loan collection activities totaling $133 thousand, a reduction in corporate legal expense of $103 thousand mostly related the repurchase of the preferred stock in 2013 and a reduction in audit expense related to a change in audit firms beginning in 2014. The deposit premium intangible asset was fully amortized at the end of September, 2013 resulting in a savings of $128 thousand during the comparison periods.

When other real estate is acquired, any excess of the Bank’s recorded investment in the loan balance and accrued interest income over the estimated fair market value of the property less costs to sell is charged against the allowance for loan losses. A valuation allowance for losses on other real estate is maintained to provide for temporary declines in value. The allowance is established through a provision for subsequent losses on other real estate which is included in other expenses. Subsequent gains or losses on sales or write-downs resulting from impairment are recorded in other income or expensed as incurred. The provision for OREO losses declined by $146 thousand from $373 thousand during the nine months ended September 30, 2013 to $227 thousand during the current period. During the second quarter of 2013 we recorded a $300 thousand provision related to one land development property.

Insurance expense benefited from a one-time adjustment to accrued life insurance costs totaling approximately $90 thousand.

The following table describes the components of non-interest expense for the nine-month periods ending September 30, 2014 and 2013, dollars in thousands:

	For the Nine Months
	Ended September 30
	2014	2013	Dollar Change	Percentage Change
Salaries and employee benefits	$7,049	$6,545	$504	7.7%
Occupancy and equipment	2,235	2,118	117	5.5%
Outside service fees	1,529	1,343	186	13.8%
Professional fees	339	625	(286)	(45.8)%
OREO expense	323	191	132	69.1%
FDIC insurance	292	333	(41)	(12.3)%
Telephone and data communication	250	212	38	17.9%
Provision for OREO losses	227	373	(146)	(39.1)%
Director compensation and retirement	219	169	50	29.6%
Business development	206	199	7	3.5%
Advertising and shareholder relations	197	208	(11)	(5.3)%
Armored car and courier	168	171	(3)	(1.8)%
Loan and collection expenses	144	157	(13)	(8.3)%
Stationery and supplies	94	88	6	6.8%
Postage	33	39	(6)	(15.4)%
Deposit premium amortization	-	128	(128)	(100.0)%
Insurance expense	(7)	84	(91)	(108.3)%
Gain on sale of OREO	(100)	(160)	60	37.5%
Other	115	206	(91)	(44.2)%
Total non-interest expense	$13,313	$13,029	$284	2.2%

Provision for income taxes. The Company recorded an income tax provision of $2.2 million, or 39.4% of pre-tax income for the nine months ended September 30, 2014. This compares to an income tax provision of $1.6 million, or 38.6% of pre-tax income for the nine months ended September 30, 2013 The percentages for 2014 and 2013 differ from the statutory rate as tax exempt income such as earnings on Bank owned life insurance and municipal loan and investment income decrease the tax provision.

Deferred tax assets and liabilities are recognized for the tax consequences of temporary differences between the reported amount of assets and liabilities and their tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The determination of the amount of deferred income tax assets which are more likely than not to be realized is primarily dependent on projections of future earnings, which are subject to uncertainty and estimates that may change given economic conditions and other factors. The realization of deferred income tax assets is assessed and a valuation allowance is recorded if it is "more likely than not" that all or a portion of the deferred tax asset will not be realized. "More likely than not" is defined as greater than a 50% chance. All available evidence, both positive and negative is considered to determine whether, based on the weight of that evidence, a valuation allowance is needed. Based upon the analysis of available evidence, management has determined that it is "more likely than not" that all deferred income tax assets as of September 30, 2014 and December 31, 2013 will be fully realized and therefore no valuation allowance was recorded. On the consolidated balance sheet, net deferred tax assets are included in accrued interest receivable and other assets.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED SETEMBER 30, 2014

Net Income. The Company recorded net income of $1.3 million for the three months ended September 30, 2014, up $320 thousand from net income of $1.0 million during the three months ended September 30, 2013. The components of this increase were a $265 thousand increase in net interest income, a $364 thousand increase in non-interest income and a decline of $65 thousand in non-interest expense. These items were partially offset by a $200 thousand increase in the provision for loan losses and a $174 thousand increase in the provision for income taxes.

Net income allocable to common shareholders increased from $962 thousand or $0.20 per diluted share during the three months ended September 30, 2013 to $1.3 million or $0.27 per diluted share during the current quarter. Income allocable to common shareholders is calculated by subtracting dividends and discount amortized on preferred stock, which totaled $49 thousand during the three months ending September 30, 2013, from net income. In addition, during the 2013 quarter income allocable to common shareholders benefited from a $4 thousand discount on redemption of preferred stock.

The following is a detail discussion of each component of the change in net income.

Net interest income before provision for loan losses. Net interest income, on a nontax-equivalent basis, for the three months ended September 30, 2014 was $4.9 million, an increase of $265 thousand from the $4.6 million earned during the same period in 2013. The largest components of the increase in net interest income were an increase in the average balance of loans and an increase in yield on investment securities. These items were partially offset by a decline in loan yield. Net interest margin for the three months ended September 30, 2014 increased by 1 basis point to 4.01%, up from 4.00% during the third quarter of 2013.

Interest income increased by $276 thousand or 5%, to $5.3 million for the three months ended September 30, 2014 primarily as a result of an increase in the average balance of loans and an increase in yield on investment securities. Interest and fees on loans increased $211 thousand to $4.9 million for the three months ended September 30, 2014 as compared to $4.7 million during the third quarter of 2013. The Company’s average loan balances were $358.3 million for the three months ended September 30, 2014, up $34.3 million, or 11%, from $324.0 million for the same period in 2013. The average rate earned on the Company’s loan balances decreased by 32 basis points to 5.42% during the third quarter of 2014 compared to 5.74% during the same quarter in 2013. We attribute much of the decrease in yield to price competition in our service area.

Interest income on investment securities increased by $67 thousand related to an increase in average balance of $1.8 million, from $82.2 million for the three months ended September 30, 2013 to $84.0 million during the current period and an increase in yield from 1.45% to 1.74%. The increase in yield on investment securities incudes an increase in government sponsored agency residential mortgage backed securities as a percentage of total securities and an increase in market yields. Interest income on other interest-earning assets, which totaled $36 thousand in 2014 and $38 thousand in 2013, primarily relates to interest on cash balances held at the Federal Reserve.

Interest expense on deposits decreased by $25 thousand, or 17%, to $126 thousand for the three months ended September 30, 2014, down from $151 thousand during the 2013 quarter. This decrease mostly relates to decreases in the average balance and rate paid on time deposits.

Interest on time deposits declined by $17 thousand. Average time deposits declined by $7.4 million from $65.2 million during the three months ended September 30, 2013 to $57.8 million during the current quarter. We attribute much of the reduction in time deposits to the unusually low interest rate environment as we have seen a movement out of time into more liquid deposit types. The average rate paid on time deposits decreased from 0.41% during the three months ended September 30, 2013 to 0.34% during the current quarter. This decrease primarily relates to the maturity of higher rate deposits.

Interest expense on NOW accounts declined by $4 thousand mostly related in a decline in rate paid. Rates paid on NOW accounts declined by 2 basis points from 0.11% during the quarter ended September 30, 2013 to 0.09% during the three months ended September 30, 2014 related to a decline in market rates.

Interest expense on money market accounts decreased by $6 thousand primarily related to a decrease in rate paid on these accounts of 3 basis points from 0.17% during the 2013 quarter to 0.14% during the current quarter. Interest expense on savings accounts increased by $2 thousand related to an increase in average balance from $88.4 million during the three months ended September 30, 2013 to $103.4 million during the current quarter. The average rate paid on these accounts declined by 2 basis points to 0.16% during the three months ended September 30, 2014.

Interest expense on other interest-bearing liabilities increased by $36 thousand from $270 thousand during the three months ending September 30, 2013 to $306 thousand during the quarter ending September 30, 2014 related to the issuance of a $3 million promissory note to an unrelated commercial bank in October 2013. Interest expense on this note during the third quarter of 2014 totaled $34 thousand.

The following table presents for the three-month periods indicated the distribution of consolidated average assets, liabilities and shareholders' equity. It also presents the amounts of interest income from interest earning assets and the resultant annualized yields expressed in both dollars and annualized yield percentages, as well as, the amounts of interest expense on interest bearing liabilities and the resultant cost expressed in both dollars and annualized rate percentages. Average balances are based on daily averages. Nonaccrual loans are included in the calculation of average loans while nonaccrued interest thereon is excluded from the computation of yields earned:

	For the Three Months Ended September 30, 2014			For the Three Months Ended September 30, 2013
	Average Balance (in thousands)	Interest (in thousands)	Yield/ Rate	Average Balance (in thousands)	Interest (in thousands)	Yield/ Rate
Interest-earning assets:
Loans (1) (2) (3)	$358,254	$4,898	5.42%	$323,968	$4,687	5.74%
Investment securities (1)	84,019	368	1.74%	82,193	301	1.45%
Other	40,077	36	0.36%	51,660	38	0.29%

Total interest-earning assets	482,350	5,302	4.36%	457,821	5,026	4.36%
Cash and due from banks	18,389			15,123
Other assets	34,967			38,884

Total assets	$535,706			$511,828

Interest-bearing liabilities:
NOW deposits	$82,423	19	0.09%	$84,643	23	0.11%
Money market deposits	45,869	16	0.14%	51,521	22	0.17%
Savings deposits	103,362	41	0.16%	88,399	39	0.18%
Time deposits	57,780	50	0.34%	65,157	67	0.41%

Total deposits	289,434	126	0.17%	289,720	151	0.21%

Note payable	2,217	34	6.08%	-	-	-%
Subordinated debentures	7,390	191	10.25%	7,231	191	10.48%
Junior subordinated debentures	10,310	79	3.04%	10,310	76	2.92%
Other interest-bearing liabilities	6,796	2	0.12%	6,578	3	0.18%

Total interest-bearing liabilities	316,147	432	0.54%	313,839	421	0.53%

Non-interest bearing deposits	178,890			159,236
Other liabilities	6,342			5,880
Shareholders' equity	34,327			32,873

Total liabilities & equity	$535,706			$511,828

Cost of funding interest-earning assets (4)			0.35%			0.36%
Net interest income and margin (5)		$4,870	4.01%		$4,605	4.00%

_____________
(1)	Not computed on a tax-equivalent basis.
(2)	Average nonaccrual loan balances of $6.3 million for 2014 and $6.9 million for 2013 are included in average loan balances for computational purposes.
(3)	Net loan costs included in loan interest income for the three-month periods ended September 30, 2014 and 2013 were $170,000 and $97,000, respectively.
(4)	Total annualized interest expense divided by the average balance of total earning assets.
(5)	Annualized net interest income divided by the average balance of total earning assets.

The following table sets forth changes in interest income and interest expense for the three-month periods indicated and the amount of change attributable to variances in volume, rates and the combination of volume and rates based on the relative changes of volume and rates:

	2014 over 2013 change in net interest income for the three months ended September 30
	(in thousands)
	Volume (1)	Rate (2)	Mix (3)	Total

Interest-earning assets:
Loans	$490	$(254)	$(25)	$211
Investment securities	7	58	2	67
Interest bearing deposits	(8)	8	(2)	(2)

Total interest income	489	(188)	(25)	276

Interest-bearing liabilities:
NOW deposits	(1)	(4)	1	(4)
Money market deposits	(2)	(4)	-	(6)
Savings deposits	7	(4)	(1)	2
Time deposits	(8)	(10)	1	(17)
Note Payable	-	-	34	34
Subordinated debentures	4	(4)	-	-
Junior subordinated debentures	-	3	-	3
Other	-	(1)	-	(1)

Total interest expense	-	(24)	35	11

Net interest income	$489	$(164)	$(60)	$265

___________________

(1)	The volume change in net interest income represents the change in average balance divided by the previous year’s rate.
(2)	The rate change in net interest income represents the change in rate divided by the previous year’s average balance.
(3)	The mix change in net interest income represents the change in average balance multiplied by the change in rate.

Provision for loan losses. The Company recorded a $300 thousand provision for loan losses for the three months ended September 30, 2014 compared to a $100 thousand provision for loan losses for the three months ended September 30, 2013.

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

Non-interest income.   During the three months ended September 30, 2014 non-interest income increased by $364 thousand to $1.9 million up from $1.5 million during the three months ended September 30, 2013. The largest components of this increase were increases in gains on sale of SBA loans of $134 thousand and gains on sale of securities of $128 thousand. Additionally, service charge income increased by $35 thousand and other non-interest income increased by $66 thousand mostly related to increases in loan servicing income on previously sold SBA loans and an increase in dividends received on our FHLB stock.

Proceeds from the sale of SBA loans during the 2014 quarter totaled $4.8 million and we realized a net gain on sale of $304 thousand. This compares to proceeds from the sale of SBA loans during the 2013 quarter of $3.2 million and a $170 thousand net gain on sale of loans. During July and August 2014 we sold fourteen available-for- sale securities totaling $16.2 million recognizing a gain on sale of $128 thousand. No sales were made during 2013.

The following table describes the components of non-interest income for the three-month periods ending September 30, 2014 and 2013, dollars in thousands:

	For the Three Months
	Ended September 30
	2014	2013	Dollar Change	Percentage Change
Service charges on deposit accounts	$1,064	$1,029	$35	3.4%
Gain on sale of loans	304	170	134	78.8%
Gain on sale of investment securities	128	-	128	100%
Earnings on life insurance policies	86	85	1	1.2%
Other	313	247	66	26.7%
Total non-interest income	$1,895	$1,531	$364	23.8%

Non-interest expenses. Non-interest expense totaled $4.3 million during the three months ended September 30, 2014 a decrease of $65 thousand from $4.4 million during the same period in 2013. The largest components of this decrease was a one-time adjustment to accrued life insurance costs totaling approximately $90 thousand and savings of $135 thousand in professional fees related to reductions in legal expense on loan collection activities. The largest increase in non-interest expense was $133 thousand in provision for OREO losses from a credit of $41 thousand during the 2013 quarter to expense of $92 thousand during the current quarter.

The following table describes the components of non-interest expense for the three-month periods ending September 30, 2014 and 2013, dollars in thousands:

	For the Three Months Ended September 30,
	2014	2013	Dollar Change	Percentage Change
Salaries and employee benefits	$2,287	$2,244	$43	1.9%
Occupancy and equipment	699	695	4	0.6%
Outside service fees	510	525	(15)	(2.9)%
OREO expense	96	79	17	21.5%
Provision for OREO losses	92	(41)	133	324.4%
Professional fees	88	223	(135)	(60.5)%
FDIC insurance and assessments	86	108	(22)	(20.4)%
Telephone and data communication	84	72	12	16.7%
Director compensation and retirement	77	59	18	30.5%
Business development	75	67	8	11.9%
Advertising and shareholder relations	66	85	(19)	(22.4)%
Armored car and courier	59	59	-	-%
Loan and collection expenses	46	62	(16)	(25.8)%
Stationery and supplies	34	35	(1)	(2.9)%
Postage	11	13	(2)	(15.4)%
Deposit premium amortization	-	41	(41)	(100.0)%
Gain on sale of OREO	(9)	(73)	64	87.7%
Insurance expense	(67)	28	(95)	(339.3)%
Other	54	72	(18)	(25.0)%
Total non-interest expense	$4,288	$4,353	$(65)	(1.5)%

Provision for income taxes. The Company recorded income tax expense of $850 thousand, or 39.0% of pre-tax income for the three months ended September 30, 2014. This compares to income tax expense of $676 thousand, or 40.2% of pre-tax income for the three months ended September 30, 2013. The percentages for 2014 and 2013 differ from the statutory rate as tax exempt income such as earnings on Bank owned life insurance and municipal loan and investment income decrease taxable income.

FINANCIAL CONDITION

Loan Portfolio. Gross loans increased by $24.2 million, an annualized rate of 10%, from $338.5 million at December 31, 2013 to $362.7 million at September 30, 2014. The Company continues to manage the mix of its loan portfolio consistent with its identity as a community bank serving the financing needs of all sectors of the area it serves. Although the Company offers a broad array of financing options, it continues to concentrate its focus on small to medium sized commercial businesses. These commercial loans offer diversification as to industries and types of businesses, thus limiting material exposure in any industry concentrations. The Company offers both fixed and floating rate loans and obtains collateral in the form of real property, business assets and deposit accounts, but looks to business and personal cash flows as its primary source of repayment.

As shown in the following table the Company's largest lending categories are commercial real estate loans, equity lines of credit, and automobile loans.

(dollars in thousands)	Balance at End of Period	Percent of Loans in Each Category Total Loans	Balance at End of Period	Percent of Loans in Each Category Total Loans
	9/30/14	9/30/14	12/31/13	12/31/13
Commercial	$33,583	9.3%	$32,612	9.6%
Agricultural	34,624	9.5%	30,647	9.0%
Real estate - residential	28,321	7.8%	31,322	9.3%
Real estate – commercial	162,184	44.7%	155,942	46.1%
Real estate – construction	21,356	5.9%	17,793	5.3%
Equity Lines of Credit	37,665	10.4%	35,800	10.6%
Auto	40,754	11.2%	30,305	8.9%
Other	4,244	1.2%	4,130	1.2%
Total Gross Loans	$362,731	100%	$338,551	100%

Construction and land development loans represented 5.9% and 5.3% of the loan portfolio as of September 30, 2014 and December 31, 2013, respectively. The construction and land development portfolio component has been identified by Management as a higher-risk loan category.  The quality of the construction and land development category is highly dependent on property values both in terms of the likelihood of repayment once the property is transacted by the current owner as well as the level of collateral the Company has securing the loan in the event of default.  Loans in this category are characterized by the speculative nature of commercial and residential development properties and can include property in various stages of development from raw land to finished lots. The decline in these loans as a percentage of the Company’s loan portfolio from over 21% at December 31, 2007 to less than 6% during the last two years reflects management’s efforts, which began in 2009, to reduce its exposure to construction and land development loans.

The Company’s real estate related loans, including real estate mortgage loans, real estate construction loans, consumer equity lines of credit, and agricultural loans secured by real estate comprised 74% of the total loan portfolio at September 30, 2014. Moreover, the business activities of the Company currently are focused in the California counties of Plumas, Nevada, Placer, Lassen, Modoc, Shasta, Sierra and in Washoe County in Northern Nevada. Consequently, the results of operations and financial condition of the Company are dependent upon the general trends in these economies and, in particular, the residential and commercial real estate markets. In addition, the concentration of the Company's operations in these areas of Northeastern California and Northwestern Nevada exposes it to greater risk than other banking companies with a wider geographic base in the event of catastrophes, such as earthquakes, fires and floods in these regions.

The rates of interest charged on variable rate loans are set at specific increments in relation to the Company's lending rate or other indexes such as the published prime interest rate or U.S. Treasury rates and vary with changes in these indexes. At September 30, 2014 and December 31, 2013, approximately 69% and 73%, respectively of the Company's loan portfolio was comprised of variable rate loans. At September 30, 2014 and December 31, 2013, 42% and 40%, respectively of the variable loans were at their respective floor rate. While real estate mortgage, commercial and consumer lending remain the foundation of the Company's historical loan mix, some changes in the mix have occurred due to the changing economic environment and the resulting change in demand for certain loan types. The most significant change has been an increase in indirect auto lending with automobile loans increasing from 2.5% of gross loans at December 31, 2011 to 11.2% of gross loans at September 30, 2014. The automobile portfolio provides diversification to the loan portfolio in terms of rate, term and balance as these loans tend to have a much shorter term and balance than commercial real-estate loans and are fixed rate. In addition, the Company remains committed to the agricultural industry in Northeastern California and will continue to pursue high quality agricultural loans. Agricultural loans include both commercial and commercial real estate loans. The Company’s agricultural loan balances totaled $35 million at September 30, 2014 and $31 million at December 31, 2013.

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

The Company has implemented MARC to develop an action plan to significantly reduce nonperforming loans. It consists of the Bank’s Chief Executive Officer, Chief Financial Officer and Chief Credit Officer, and the activities are governed by a formal written charter. The MARC meets at least monthly and reports to the Board of Directors.

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

The following table provides certain information for the dates indicated with respect to the Company's allowance for loan losses as well as charge-off and recovery activity.

	For the Nine Months Ended September 30,		For the Year Ended December 31
	2014	2013	2013	2012	2011
	(dollars in thousands)
Balance at beginning of period	$5,517	$5,686	$5,686	$6,908	$7,324
Charge-offs:
Commercial and agricultural	191	389	401	1,159	539
Real estate mortgage	1,032	398	419	616	483
Real estate construction	-	735	735	1,524	2,603
Consumer (includes Equity LOC & Auto)	479	207	360	602	622
Total charge-offs	1,702	1,729	1,915	3,901	4,247
Recoveries:
Commercial and agricultural	50	62	140	66	199
Real estate mortgage	34	15	109	8	18
Real estate construction	491	-	-	81	5
Consumer (includes Equity LOC & Auto)	111	71	97	174	109
Total recoveries	686	148	346	329	331
Net charge-offs	(1,016)	(1,581)	(1,569)	(3,572)	(3,916)
Provision for loan losses	750	1,200	1,400	2,350	3,500
Balance at end of period	$5,251	$5,305	$5,517	$5,686	$6,908
Net charge-offs during the period to average loans (annualized for the nine month periods)	0.39%	0.66%	0.49%	1.18%	1.29%
Allowance for loan losses to total loans	1.45%	1.63%	1.63%	1.80%	2.35%

During the nine months ended September 30, 2014 we recorded a provision for loan losses of $750 thousand down $450 thousand from the $1.2 million provision recorded during the nine months ended September 30, 2013. Net charge-offs totaled $1 million a decline of $565 thousand from net charge-offs of $1.6 million during the nine months ended September 30, 2013.

The following table provides a breakdown of the allowance for loan losses at September 30, 2014 and December 31, 2013:

(dollars in thousands)	Balance at September 30,	Percent of Loans in Each Category to Total Loans at September 30,	Balance at December 31,	Percent of Loans in Each Category to Total Loans at December 31,
	2014	2014	2013	2013
Commercial and agricultural	$829	18.8%	$949	18.7%
Real estate mortgage	1,936	52.5%	2,412	55.3%
Real estate construction	1,197	5.9%	944	5.3%
Consumer (includes Equity LOC & Auto)	1,289	22.8%	1,212	20.7%
Total	$5,251	100.0%	$5,517	100.0%

The allowance for loan losses totaled $5.3 million at September 30, 2014 and $5.5 million at December 31, 2013. Specific reserves related to impaired loans increased from $629 thousand at December 31, 2013 to $676 thousand at September 30, 2014. At least quarterly the Company evaluates each specific reserve and if it determines that the loss represented by the specific reserve is uncollectable it records a charge-off for the uncollectable portion. General reserves decreased by $313 thousand to $4.6 million at September 30, 2014. The allowance for loan losses as a percentage of total loans decreased from 1.63% at December 31, 2013 to 1.45% at September 30, 2014. The percentage of general reserves to unimpaired loans decreased from 1.49% at December 31, 2013 to 1.29% at September 30, 2014 primarily related to reductions in historical net charge-offs.

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

Loans restructured (TDRs) and not included in nonperforming loans in the following table totaled $2.0 million, $4.5 million, $5.4 million, $8.6 million and $2.0 million at September 30, 2014 and December 31, 2013, 2012, 2011 and 2010, respectively. For additional information related to restructured loans see Note 4 of the Company’s Condensed Consolidated Financial Statements in this quarterly report on form 10Q.

The following table sets forth the amount of the Company's nonperforming assets as of the dates indicated.

	At September 30,	At December 31,
	2014	2013	2012	2011	2010
	(dollars in thousands)

Nonaccrual loans	$5,943	$5,519	$13,683	$16,757	$25,313
Loans past due 90 days or more and still accruing	2	17	15	72	45
Total nonperforming loans	5,945	5,536	13,698	16,829	25,358
Other real estate owned	3,921	6,399	5,295	8,623	8,867
Other vehicles owned	30	60	41	57	17
Total nonperforming assets	$9,896	$11,995	$19,034	$25,509	$34,242
Interest income forgone on nonaccrual loans	$286	$280	$646	$510	$1,021
Interest income recorded on a cash basis on nonaccrual loans	$94	$22	$192	$285	$608
Nonperforming loans to total loans	1.64%	1.64%	4.35%	5.73%	8.07%
Nonperforming assets to total assets	1.82%	2.33%	3.98%	5.60%	7.07%

Nonperforming loans at September 30, 2014 were $5.9 million, an increase of $0.4 million from the $5.5 million balance at December 31, 2013. Specific reserves on nonaccrual loans totaled $633 thousand at September 30, 2014 and $578 thousand at December 31, 2013, respectively. Performing loans past due thirty to eighty-nine days increased from $1.5 million at December 31, 2013 to $2.4 million at September 30, 2014.

A substandard loan is not adequately protected by the current sound worth and paying capacity of the borrower or the value of the collateral pledged, if any. Total substandard loans decreased by $289 thousand from $7.5 million at December 31, 2013 to $7.2 million at September 30, 2014. Loans classified as watch decreased by $476 thousand from $5.8 million at December 31, 2013 to $5.3 million at September 30, 2014. At September 30, 2014, $1.4 million of performing loans were classified as substandard. Further deterioration in the credit quality of individual performing substandard loans or other adverse circumstances could result in the need to place these loans on nonperforming status.

At September 30, 2014 and December 31, 2013, the Company's recorded investment in impaired loans totaled $7.9 million and $9.8 million, respectively. The specific allowance for loan losses related to impaired loans totaled $676 thousand and $629 thousand at September 30, 2014 and December 31, 2013, respectively. Additionally, $0.7 million has been charged off against the impaired loans at September 30, 2014 and December 31 2013.

It is the policy of management to make additions to the allowance for loan losses so that it remains appropriate to absorb the inherent risk of loss in the portfolio. Management believes that the allowance at September 30, 2014 is appropriate. However, the determination of the amount of the allowance is judgmental and subject to economic conditions which cannot be predicted with certainty. Accordingly, the Company cannot predict whether charge-offs of loans in excess of the allowance may occur in future periods.

OREO represents real property acquired by the Bank either through foreclosure or through a deed in lieu thereof from the borrower. Repossessed assets include vehicles and other commercial assets acquired under agreements with delinquent borrowers.  OREO holdings represented nineteen properties totaling $3.9 million at September 30, 2014 and twenty-six properties totaling $6.4 million at December 31, 2013. During June 2014 the Company sold its largest property in OREO, a land development property with an OREO value of $2.2 million which represented 36% of the total OREO balance prior to sale. A gain of $28 thousand was recorded on the sale of this property. Nonperforming assets as a percentage of total assets were 1.82% at September 30, 2014 and 2.33% at December 31, 2013.

The following table provides a summary of the change in the number and balance of OREO properties for the nine months ended September 30, 2014 and 2013, dollars in thousands:

	Nine Months Ended September 30,
	#	2014	#	2013
Beginning Balance	26	$6,399	40	$5,295
Additions	6	639	10	3,451
Dispositions	(13)	(2,890)	(27)	(1,739)
Provision from change in OREO valuation		(227)		(373)
Ending Balance	19	$3,921	23	$6,634

Investment Portfolio and Federal Funds Sold. Total investment securities decreased by $6.0 million from $90.3 million as of December 31, 2013 to $84.3 million as of September 30, 2014. During the nine months ended September 30, 2014 we sold investment securities with a book balance of $16.2 million and recognized a gain on sale of $128 thousand. The investment portfolio at September 30, 2014 consisted of $73.7 million in securities of U.S. Government-sponsored agencies, 42 municipal securities totaling $10.1 million and one corporate security totaling $0.5 million. Included in the $90.3 million at December 31, 2013 were $89.0 million in securities of U.S. Government-sponsored agencies and six municipal securities totaling $1.3 million.

There were no Federal funds sold at September 30, 2014 and December 31, 2013; however, the Bank maintained interest earning balances at the Federal Reserve Bank (FRB) totaling $37.8 million at September 30, 2014 and $29.1 million at December 31, 2013. These balances currently earn 25 basis points.

The Company classifies its investment securities as available-for-sale or held-to-maturity. Currently all securities are classified as available-for-sale. Securities classified as available-for-sale may be sold to implement the Company's asset/liability management strategies and in response to changes in interest rates, prepayment rates and similar factors.

Deposits. During 2013 and continuing into 2014 we have experienced strong core deposit growth and have benefited from the closing of two branches of a large national bank in our service area. Total deposits increased by $22.8 million from $449 million at December 31, 2013 to $472 million at September 30, 2014.

The Company continues to manage the mix of its deposits consistent with its identity as a community bank serving the financial needs of its customers. The following table shows the distribution of deposits by type at September 30, 2014 and December 31, 2013.

(dollars in thousands)	Balance at End of Period	Percent of Deposits in Each Category	Balance at End of Period	Percent of Deposits in Each Category
	9/30/14	9/30/14	12/31/13	12/31/13
Non-interest bearing	$181,875	38.5%	$162,816	36.2%
NOW	83,251	17.6%	82,687	18.4%
Money Market	44,425	9.4%	47,331	10.5%
Savings	105,524	22.4%	93,922	20.9%
Time	57,139	12.1%	62,683	14.0%
Total Deposits	$472,214	100%	$449,439	100%

Deposits represent the Bank's primary source of funds. Deposits are primarily core deposits in that they are demand, savings and time deposits generated from local businesses and individuals. These sources are considered to be relatively stable, long-term relationships thereby enhancing steady growth of the deposit base without major fluctuations in overall deposit balances. The Company experiences, to a small degree, some seasonality with the slower growth period between November through April, and the higher growth period from May through October. In order to assist in meeting any funding demands, the Company maintains a secured borrowing arrangement with the FHLB. There were no brokered deposits at September 30, 2014 or December 31, 2013.

Short-term Borrowing Arrangements. The Company is a member of the FHLB and can borrow up to $119,000,000 from the FHLB secured by commercial and residential mortgage loans with carrying values totaling $197,000,000. The Company is required to hold FHLB stock as a condition of membership. At September 30, 2014 and December 31, 2013, the Company held $2,380,000 and $2,226,000, respectively of FHLB stock which is recorded as a component of other assets. Based on this level of stock holdings at September 30, 2014, the Company can borrow up to $50,600,000. To borrow the $119,000,000 in available credit the Company would need to purchase $3,205,000 in additional FHLB stock. In addition to its FHLB borrowing line, the Company has unsecured short-term borrowing agreements with three of its correspondent banks in the amounts of $11 million, $10 million and $10 million. There were no outstanding borrowings under the FHLB or the correspondent bank borrowing lines at September 30, 2014 or December 31, 2013.

Note Payable. On October 24, 2013 the Bancorp issued a $3 million promissory note (the “Note”) payable to an unrelated commercial bank. The Note bears interest at the U.S. "Prime Rate" plus three-quarters percent per annum, 4.00% at September 30, 2014 and December 31, 2013, has a term of 18 months and is secured by 100 shares of Plumas Bank stock representing the Company's 100% ownership interest in Plumas Bank. Interest expense related to this note for the nine months ended September 30, 2014 totaled $98,000. Under the Note the Bank is required to maintain specified levels of capital and to meet or exceed certain capital and asset quality ratios. The Bank was in compliance with all such requirements at September 30, 2014.

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

During August, 2014 we repaid $2 million of the $3 million borrowed on the Note reducing the balance outstanding on September 30, 2014 to $1 million.

Repurchase Agreements. In 2011 Plumas Bank introduced a product for their larger business customers which use repurchase agreements as an alternative to interest-bearing deposits. The balance in this product at September 30, 2014 was $11.5 million an increase of $2.4 million from the December 31, 2013 balance of $9.1 million. Interest paid on this product is similar to that which is paid on the Bank’s premium money market account; however, these are not deposits and are not FDIC insured.

Subordinated Debentures. On April 15, 2013, to help fund the repurchase of preferred stock during 2013, the Company issued a $7.5 million subordinated debenture. The subordinated debt bears an interest rate of 7.5% per annum, has a term of 8 years with no prepayment allowed during the first two years and was made in conjunction with an eight-year warrant to purchase up to 300,000 shares of the Bancorp’s common stock, no par value at an exercise price, subject to anti-dilution adjustments, of $5.25 per share. The effective yield on the debenture was 10.4% which was in excess of the 7.5% rate due to amortization of a $75 thousand commitment fee and a discount recorded on issuance of $318 thousand. Interest expense related to the subordinated debt for the nine months ended September 30, 2014 and 2013 was $568 thousand and $351 thousand, respectively.

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

Junior Subordinated Deferrable Interest Debentures. Plumas Statutory Trust I and II are Connecticut business trusts formed by the Company with capital of $303,000 and $160,000, respectively, for the sole purpose of issuing trust preferred securities fully and unconditionally guaranteed by the Company. Under current applicable regulatory guidance, the amount of trust preferred securities (TRUPS) that is eligible as Tier 1 capital is limited to twenty-five percent of the Company's Tier 1 capital, as defined, on a pro forma basis. At September 30, 2014, all of the trust preferred securities that have been issued qualify as Tier 1 capital. Under Basel III guidelines the twenty-five percent limitation applies to Tier 1 capital exclusive of the TRUPS which we expect will result in a portion of the TRUPS not qualifying as Tier 1 capital. The amount of the TRUPS that does not qualify as Tier 1 capital will be included in Tier 2 capital.

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

Trust I’s Subordinated Debentures mature on September 26, 2032, bear a current interest rate of 3.64% (based on 3-month LIBOR plus 3.40%), with repricing and payments due quarterly. Trust II’s Subordinated Debentures mature on September 28, 2035, bear a current interest rate of 1.71% (based on 3-month LIBOR plus 1.48%), with repricing and payments due quarterly. The interest rate of the Trust Preferred Securities issued by Trust I adjust on each quarterly anniversary date to equal the 3-month LIBOR plus 3.40%. The Trust Preferred Securities issued by Trust II adjust on each quarterly anniversary date to equal the 3-month LIBOR plus 1.48%. Both Trusts I and II have the option to defer payment of the distributions for a period of up to five years, as long as the Company is not in default on the payment of interest on the Subordinated Debentures.

Interest expense recognized by the Company for the nine months ended September 30, 2014 and 2013 related to the junior subordinated debentures was $228,000 and $235,000, respectively.

Capital Resources

Related mostly to total comprehensive income of $4.0 million shareholders’ equity increased from $30.6 million at December 31, 2013 to $34.7 million at September 30, 2014.

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

The following table presents the Company’s and the Bank’s capital ratios as of September 30, 2014 and December 31, 2013 (amounts in thousands except percentage amounts).

	September 30, 2014		December 31, 2013
	Amount	Ratio	Amount	Ratio
Tier 1 Leverage Ratio

Plumas Bancorp and Subsidiary	$45,229	8.4%	$40,909	7.8%
Minimum requirement for “Well-Capitalized” institution under the prompt corrective action plan	26,821	5.0%	26,070	5.0%
Plumas Bank	52,353	9.8%	50,748	9.7%
Minimum requirement for “Well-Capitalized” institution under the prompt corrective action plan	26,780	5.0%	26,026	5.0%
Minimum regulatory requirement	21,424	4.0%	20,821	4.0%

Tier 1 Risk-Based Capital Ratio

Plumas Bancorp and Subsidiary	45,229	11.2%	40,909	10.7%
Minimum requirement for “Well-Capitalized” institution under the prompt corrective action plan	24,244	6.0%	22,998	6.0%
Plumas Bank	52,353	13.0%	50,748	13.2%
Minimum requirement for “Well-Capitalized” institution under the prompt corrective action plan	24,207	6.0%	22,986	6.0%
Minimum regulatory requirement	16,138	4.0%	15,324	4.0%

Total Risk-Based Capital Ratio

Plumas Bancorp and Subsidiary	57,697	14.3%	53,006	13.8%
Minimum requirement for “Well-Capitalized” institution under the prompt corrective action plan	40,406	10.0%	38,331	10.0%
Plumas Bank	57,401	14.2%	55,547	14.5%
Minimum requirement for “Well-Capitalized” institution under the prompt corrective action plan	40,346	10.0%	38,310	10.0%
Minimum regulatory requirement	32,277	8.0%	30,648	8.0%

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

New Capital Rules.

On July 2, 2013, the FRB approved the final rules implementing the Basel Committee on Banking Supervision's capital guidelines for U.S. banks. Under the final rules, minimum requirements will increase for both the quantity and quality of capital held by the Company. The rules include a new common equity Tier 1 capital to risk-weighted assets ratio of 4.5% and a common equity Tier 1 capital conservation buffer of 2.5% of risk-weighted assets. The final rules also raise the minimum ratio of Tier 1 capital to risk-weighted assets from 4.0% to 6.0% and require a minimum leverage ratio of 4.0%. The final rules also implement strict eligibility criteria for regulatory capital instruments. On July 9, 2013, the FDIC also approved, as an interim final rule, the regulatory capital requirements for U.S. banks, following the actions of the FRB. The FDIC's rule is identical in substance to the final rules issued by the FRB.

The phase-in period for the final rules will begin for the Company on January 1, 2015, with full compliance with all of the final rule's requirements phased in over a multi-year schedule. Management believes that as of September 30, 2014, the Bank's capital levels would remain "well-capitalized" under the new rules.

Off-Balance Sheet Arrangements

Loan Commitments. In the normal course of business, there are various commitments outstanding to extend credits that are not reflected in the financial statements. Commitments to extend credit and letters of credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Annual review of commercial credit lines, letters of credit and ongoing monitoring of outstanding balances reduces the risk of loss associated with these commitments. As of September 30, 2014, the Company had $90.0 million in unfunded loan commitments no letters of credit. This compares to $84.2 million in unfunded loan commitments and $60 thousand in letters of credit at December 31, 2013. Of the $90.0 million in unfunded loan commitments, $48.4 million and $41.6 million represented commitments to commercial and consumer customers, respectively. Of the total unfunded commitments at September 30, 2014, $44.4 million were secured by real estate, of which $17.3 million was secured by commercial real estate and $27.1 million was secured by residential real estate in the form of equity lines of credit. The commercial loan commitments not secured by real estate primarily represent business lines of credit, while the consumer loan commitments not secured by real estate primarily represent revolving credit card lines and overdraft protection lines. Since some of the commitments are expected to expire without being drawn upon the total commitment amounts do not necessarily represent future cash requirements.

Operating Leases. The Company leases one depository branch, three lending offices and one loan administration office and two non-branch automated teller machine locations. Total rental expenses under all operating leases totaled $182,000 and $137,000 during nine months ended September 30, 2014 and 2013, respectively. The increase from 2013 mostly relates to an increase in rent at our Tahoe City, California branch. The expiration dates of the leases vary, with the first such lease expiring during 2015 and the last such lease expiring during 2016.

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

The Company is a member of the FHLB and can borrow up to $119,000,000 from the FHLB secured by commercial and residential mortgage loans with carrying values totaling $197,000,000. See “Short-term Borrowing Arrangements” for additional information on our FHLB borrowing capacity. In addition to its FHLB borrowing line, the Company has unsecured short-term borrowing agreements with three of its correspondent banks in the amounts of $11 million, $10 million and $10 million. There were no outstanding borrowings under the FHLB or the correspondent bank borrowing lines at September 30, 2014 or December 31, 2013.

Customer deposits are the Company’s primary source of funds. Total deposits increased by $22.8 million from $449 million at December 31, 2013 to $472 million at September 30, 2014. Deposits are held in various forms with varying maturities. The Company’s securities portfolio, Federal funds sold, FHLB advances, and cash and due from banks serve as the primary sources of liquidity, providing adequate funding for loans during periods of high loan demand. During periods of decreased lending, funds obtained from the maturing or sale of investments, loan payments, and new deposits are invested in short-term earning assets, such as cash held at the FRB, Federal funds sold and investment securities, to serve as a source of funding for future loan growth. Management believes that the Company’s available sources of funds, including borrowings, will provide adequate liquidity for its operations in the foreseeable future.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a smaller reporting company we are not required to provide the information required by this item.

ITEM 4. CONTROLS AND PROCEDURES

The Company's Chief Executive Officer and Chief Financial Officer, based on their evaluation of the Company's disclosure controls and procedures as of the end of the Company’s fiscal quarter ended September 30, 2014 (as defined in Exchange Act Rule 13a—15(e), have concluded that the Company's disclosure controls and procedures are adequate and effective for purposes of Rule 13a—15(e) in timely alerting them to material information relating to the Company required to be included in the Company's filings with the SEC under the Securities Exchange Act of 1934.

There were no changes in internal control over financial reporting during the fiscal quarter ended September 30, 2014 that have materially affected, or are reasonably likely to materially affect, the registrant's internal control over financial reporting.

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

11	Computation of per share earnings appears in the attached 10-Q under Plumas Bancorp and Subsidiary Notes to Condensed Consolidated Financial Statements as Footnote 6 – Earnings Per Share.

31.1*	Rule 13a-14(a) [Section 302] Certification of Principal Financial Officer dated November 5, 2014.

31.2*	Rule 13a-14(a) [Section 302] Certification of Principal Executive Officer dated November 5, 2014.

32.1*	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 dated November 5, 2014.

32.2*	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 dated November 5, 2014.

101.INS*	XBRL Instance Document.

101.SCH*	XBRL Taxonomy Schema.

101.CAL*	XBRL Taxonomy Calculation Linkbase.

101.DEF*	XBRL Taxonomy Definition Linkbase.

101.LAB*	XBRL Taxonomy Label Linkbase.

101.PRE*	XBRL Taxonomy Presentation Linkbase.

*	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PLUMAS BANCORP (Registrant)
Date: November 5, 2014
/s/ Richard L. Belstock
Richard L. Belstock Chief Financial Officer

/s/ Andrew J. Ryback
Andrew J. Ryback President and Chief Executive Officer