Form 10-K
period 2014-12-31
PLUMAS BANCORP
filed 2015-03-19
CIK 1168455

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2014

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

Registrant's telephone number, including area code: (530) 283-7305

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

☐ Yes    ☒ No

As of June 30, 2014 the aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant was approximately $28.8 million, based on the closing price reported to the Registrant on June 30, 2014 of $6.80 per share.

Shares of Common Stock held by each officer and director have been excluded in that such persons may be deemed to be affiliates.  This determination of the affiliate status is not necessarily a conclusive determination for other purposes.

The number of shares of Common Stock of the registrant outstanding as of March 13, 2015 was 4,799,139.

Documents Incorporated by Reference:   Portions of the definitive proxy statement for the 2015 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission pursuant to SEC Regulation 14A are incorporated by reference in Part III, Items 10-14.

 i

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

■

Local, regional, national and international economic conditions and the impact they may have on us and our customers, and our assessment of that impact on our estimates including, but not limited to, the allowance for loan losses.

■	The effects of and changes in trade, monetary and fiscal policies and laws, including the interest rate policies of the Federal Open Market Committee of the Federal Reserve Board.

■	The ability to receive regulatory approval for the Bank to declare and pay dividends to the Company.

■

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

■

The effect of changes in accounting policies and practices, as may be adopted by the regulatory agencies, as well as the Public Company Accounting Oversight Board, the Financial Accounting Standards Board and other accounting standard setters.

■

The costs and effects of changes in laws and regulations and of other legal and regulatory developments, including, but not limited to, increases in FDIC insurance premiums, the resolution of legal proceedings or regulatory or other governmental inquiries, and the results of regulatory examinations, reviews or other inquires.

■	Changes in the interest rate environment and volatility of rate sensitive assets and liabilities.

■

Declines in the health of the economy, nationally or regionally, which could reduce the demand for loans, reduce the ability of borrowers to repay loans and/or reduce the value of real estate collateral securing most of the Company’s loans.

■	Credit quality deterioration, which could cause an increase in the provision for loan and lease losses.

■	Devaluation of fixed income securities.

■	Asset/liability matching risks and liquidity risks.

■	Loss of key personnel.

■	Operational interruptions including data processing systems failure and fraud.

■	Our success at managing the risks involved in the foregoing items.

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

At December 31, 2014, the Company had consolidated assets of $539 million, deposits of $468 million, other liabilities of $35 million and shareholders’ equity of $36 million.  The Company’s other liabilities include $10.3 million in junior subordinated deferrable interest debentures, $7.5 million in subordinated debentures and a $1.0 million note payable. These items are described in detail later in this section.

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

The Bank. The Bank is a California state-chartered bank that was incorporated in July 1980 and opened for business in December 1980.  The Bank is not a member of the Federal Reserve System. The Bank’s Administrative Office is located at 35 South Lindan Avenue, Quincy, California.  At December 31, 2014 the Bank had approximately $538 million in assets, $367 million in net loans and $469 million in deposits (including deposits of $0.6 million from the Bancorp).  It is currently the largest independent bank headquartered in Plumas County.  The Bank’s deposit accounts are insured by the Federal Deposit Insurance Corporation (the “FDIC”) up to maximum insurable amounts.

The Bank’s primary service area covers the Northeastern portion of California, with Lake Tahoe to the South and the Oregon border to the North. The Bank, through its eleven branch network, serves the seven contiguous California counties of Plumas, Nevada, Sierra, Placer, Lassen, Modoc and Shasta. The branches are located in the communities of Quincy, Portola, Greenville, Truckee, Fall River Mills, Alturas, Susanville, Chester, Tahoe City, Kings Beach and Redding. The Bank maintains fifteen automated teller machines (“ATMs”) tied in with major statewide and national networks. In addition to its branch network, the Bank operates lending offices specializing in government-guaranteed lending in Auburn, California and Beaverton, Oregon, a commercial/agricultural lending office located in Chico, California, and a commercial loan office located in Reno, Nevada. The Bank’s primary business is servicing the banking needs of these communities. Its marketing strategy stresses its local ownership and commitment to serve the banking needs of individuals living and working in the Bank’s primary service areas.

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

The Bank’s Government-guaranteed lending center, headquartered in Auburn, California with additional personnel in Truckee, California and Beaverton, Oregon (serving the Portland Oregon metropolitan area) provides Small Business Administration and USDA Rural Development loans to qualified borrowers throughout Northern California, Oregon and Northern Nevada.  During 2007 the Bank was granted nationwide Preferred Lender status with the U.S. Small Business Administration and we expect government-guaranteed lending to continue to be an important part of our overall lending operation. During 2014 proceeds from the sale of government-guaranteed loans totaled $21.6 million and we generated a gain on sale of $1.4 million. In 2013 proceeds from the sale of government guaranteed loans totaled $21.7 million and we generated a gain on sale of $1.4 million.

The Agricultural Credit Centers located in Susanville, Chico and Alturas provide a complete line of credit services in support of the agricultural activities which are key to the continued economic development of the communities we serve.  “Ag lending” clients include a full range of individual farming customers, small- to medium-sized business farming organizations and corporate farming units.

As of December 31, 2014, the principal areas to which we directed our lending activities, and the percentage of our total loan portfolio comprised by each, were as follows: (i) commercial real estate – 44.1%; (ii) commercial and industrial loans – 8.5%; (iii) consumer loans (including residential equity lines of credit and automobile loans) – 23.4%; (iv) agricultural loans (including agricultural real estate loans) – 9.5%; (v) residential real estate – 7.9%; and (vi) construction and land development – 6.6% .

In addition to the lending activities noted above, we offer a wide range of deposit products for the retail and commercial banking markets including checking, interest-bearing checking, business sweep, public funds sweep, savings, time deposit and retirement accounts, as well as remote deposit, telephone and mobile banking and internet banking with bill-pay options. Interest bearing deposits include high yield sweep accounts designed for our commercial customers and for public entities such as municipalities. In addition we offer a premium interest bearing checking account for our consumer customers. As of December 31, 2014, the Bank had 28,821 deposit accounts with balances totaling approximately $469 million, compared to 29,072 deposit accounts with balances totaling approximately $450 million at December 31, 2013.  We attract deposits through our customer-oriented product mix, competitive pricing, convenient locations, extended hours, remote deposit operations and drive-up banking, all provided with a high level of customer service.

Most of our deposits are attracted from individuals, business-related sources and smaller municipal entities.  This mix of deposit customers resulted in a relatively modest average deposit balance of approximately $16.2 thousand at December 31, 2014. However, it makes us less vulnerable to adverse effects from the loss of depositors who may be seeking higher yields in other markets or who may otherwise draw down balances for cash needs.

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

Additionally, the Bank has devoted a substantial amount of time and capital to the improvement of existing Bank services, during 2009 we replaced our on-line banking service with a new state of the art product that greatly expands the features available to our customers. In addition we utilized this platform to add mobile banking services during the first quarter of 2010. During 2010 Plumas Bank began offering a new Green Account which promotes protecting the environment, reducing clutter and making life simpler for the customer through technological advancements such as eStatements, online banking, and debit card usage. In 2011, we introduced a new product for our larger business customers which use repurchase agreements as an alternative to interest-bearing deposits. The balance in this product at December 31, 2014 was $9.6 million. Interest paid on this product is similar to that which can be earned on the Bank’s premium money market account; however, these are not deposits and are not FDIC insured. During the first quarter of 2012 we replaced our ATMs with new state of the art machines that are capable of accepting check and cash deposits without a deposit envelope.

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

We offer various loan products which encourage job growth and support community economic development. Types of loans offered range from personal and commercial loans to real estate, construction, agricultural, automobile and government-guaranteed community infrastructure loans. Many banking decisions are made locally with the goal of maintaining customer satisfaction through the timely delivery of high quality products and services.

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

The subordinated debt bears an interest rate of 7.5% per annum, has a term of 8 years with no prepayment allowed during the first two years and was made in conjunction with an eight-year warrant (the “Lender Warrant”) to purchase up to 300,000 shares of the Bancorp’s common stock, no par value at an exercise price, subject to anti-dilution adjustments, of $5.25 per share. Interest expense related to the subordinated debt for the years ended December 31, 2014 and 2013 totaled $756,000 and $541,000, respectively.

The Company allocated the proceeds received on April 15, 2013 between the subordinated debt and the Lender Warrant based on the estimated relative fair value of each. The fair value of the Warrant was estimated based on a Black-Scholes-Merton model and totaled $318,000. The discount recorded on the subordinated note will be amortized by the level-yield method over 2 years.

Promissory Note. On October 24, 2013 the Bancorp issued a $3 million promissory note (the “Note”) payable to an unrelated commercial bank. The note bears interest at the U.S. "Prime Rate" plus three-quarters percent per annum, 4.00% at December 31, 2014 and 2013, has a term of 18 months and is secured by 100 shares of Plumas Bank stock representing the Company's 100% ownership interest in Plumas Bank. Interest expense related to this note for the years ended December 31, 2014 and 2013 totaled $111,000 and $23,000, respectively. Under the Note the Bank is subject to several negative and affirmative covenants including, but not limited to providing timely financial information, maintaining specified levels of capital, restrictions on additional borrowings, and meeting or exceeding certain capital and asset quality ratios. The Bank was in compliance with all such requirements at December 31, 2014 and December 31, 2013.

On July 28, 2014, Plumas Bancorp entered into a Renewal, Extension, and Modification of Loan Agreement (the “Agreement”) related to the Note. This Agreement provides for the following changes, among others:

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

On August 26, 2014 the Company made a $2 million payment on the Note reducing the outstanding balance to $1 million.

Proceeds from the Note and the subordinated debt were used to partially fund the repurchase of preferred stock.

Regulatory Developments. Effective February 8, 2012, the Bank entered into an informal agreement with the FDIC and the California Department of Financial Institutions (“DFI”) which, among other things, requested that the Bank maintain a Tier 1 Leverage Capital Ratio of 9% which is in excess of that required for well capitalized institutions and continue to reduce its level of classified asset balances that were outstanding as of September 30, 2011 to not more than 50% of Tier 1 Capital plus the allowance for loan losses. At December 31, 2012 this ratio was 32% and the Bank’s Tier 1 Leverage Capital Ratio was 10.4%. The FDIC and DFI terminated the informal agreement effective January 24, 2013.

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

Business Concentrations.  No individual or single group of related customer accounts is considered material in relation to the Banks' assets or deposits, or in relation to our overall business. However, at December 31, 2014 approximately 74% of the Bank's total loan portfolio consisted of real estate-secured loans, including real estate mortgage loans, real estate construction loans, consumer equity lines of credit, and agricultural loans secured by real estate. Moreover, our business activities are currently focused in the California counties of Plumas, Nevada, Placer, Lassen, Modoc, Shasta and Sierra and Washoe County in Nevada. Consequently, our results of operations and financial condition are dependent upon the general trends in these economies and, in particular, the residential and commercial real estate markets. In addition, the concentration of our operations in these areas of California and Nevada exposes us to greater risk than other banking companies with a wider geographic base in the event of catastrophes, such as earthquakes, fires and floods in these regions in California and Nevada.

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

Currently, within the towns in which the Bank has a branch there are 51 banking branch offices of competing institutions (excluding credit unions, but including savings banks), including 28 branches of 8 major banks. As of June 30, 2014, the Federal Deposit Insurance Corporation (FDIC) estimated the Bank’s market share of insured deposits within the communities it serves to be as follows: Chester 65%, Quincy 57%, Alturas 66%, Fall River Mills 37%, Kings Beach 32%, Susanville 28%,Truckee 17%, Tahoe City 9%, Redding less than 1% and 100% in Greenville and Portola. Redding is the location of our most recently opened branch, which became operational in June 2007.

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

Employees. At December 31, 2014, the Company and its subsidiary employed 155 persons. On a full-time equivalent basis, we employed 133 persons. None of the Company’s employees are represented by a labor union, and management considers its relations with employees to be good.

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

Securities Regulation. The Company is subject to the disclosure and regulatory requirements of the Securities Act of 1933, as amended, and the Securities Exchange Act of 1934, as amended, both as administered by the Securities and Exchange Commission. As a listed company on NASDAQ, we are subject to NASDAQ rules for listed companies.

Holding Company Regulation. We are a registered bank holding company under the Bank Holding Company Act of 1956, as amended, and are subject to the supervision of, and regulation by, the Board of Governors of the Federal Reserve System (the “FRB”). We are required to file reports with the FRB and the FRB periodically examines the Company. A bank holding company is required to serve as a source of financial and managerial strength to its subsidiary bank and, under appropriate circumstances, to commit resources to support the subsidiary bank. FRB regulations require the Company to meet or exceed certain capital requirements and regulate provisions of certain bank holding company debt. The Company is also a bank holding company within the meaning of Section 3700 of the California Financial Code. Therefore, the Company and any of its subsidiaries are subject to supervision and examination by, and may be required to file reports with, the California Department of Business Oversight (“DBO”).

Capital Adequacy. The Federal Deposit Insurance Corporation (the “FDIC”) has risk-based capital adequacy guidelines intended to provide a measure of capital adequacy that reflects the degree of risk associated with a banking organization’s operations for both transactions reported on the balance sheet as assets, and transactions, such as letters of credit and recourse arrangements, which are reported as off-balance-sheet items. Under these guidelines, nominal dollar amounts of assets and credit equivalent amounts of off-balance-sheet items are multiplied by one of several risk adjustment percentages, which range from 0% for assets with low credit risk, such as certain U.S. government securities, to 100% for assets with relatively higher credit risk, such as business loans.

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

A bank that does not achieve and maintain the required capital levels may be issued a capital directive by the FDIC and/or the DBO to ensure the maintenance of required capital levels. The Company is also required to maintain certain levels of capital. The regulatory capital guidelines as well as the actual capitalization for the Bank and the Company as of December 31, 2014 were as follows:

	Minimum ratio required to be:

	Adequately Capitalized	Well Capitalized	Plumas Bank	Plumas Bancorp
Tier 1 leverage capital ratio	4.0%	5.0%	9.8%	8.4%
Tier 1 risk-based capital ratio	4.0%	6.0%	13.2%	11.4%
Total risk-based capital ratio	8.0%	10.0%	14.4%	14.5%

The Company and the Bank met all of the above capital adequacy requirements as of December 31, 2014 and 2013.

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

New Capital Rules. In July, 2013, the federal bank regulatory agencies approved the final rules implementing the Basel Committee on Banking Supervision’s capital guidelines for U.S. banks. Under the final rules, minimum requirements will increase for both the quantity and quality of capital held by the Company and the Bank. The rules include a new common equity Tier 1 capital to risk-weighted assets ratio of 4.5% and a common equity Tier 1 capital conservation buffer of 2.5% of risk-weighted assets. The final rules also raise the minimum ratio of Tier 1 capital to risk-weighted assets from 4.0% to 6.0% and require a minimum leverage ratio of 4.0%. The final rules also implement strict eligibility criteria for regulatory capital instruments.

The phase-in period for the final rules begin on January 1, 2015, with full compliance with all of the final rule’s requirements phased in over a multi-year schedule. As of January 1, 2015, the Company’s and the Bank’s capital levels remained “well-capitalized” under the new rules.

Dividends. The Company's ability to pay cash dividends is dependent on dividends paid to it by the Bank and limited by California corporation law. Under California law, the holders of common stock of the Company are entitled to receive dividends when and as declared by the Board of Directors, out of funds legally available, subject to certain restrictions. The California general corporation law prohibits the Company from paying dividends on its common stock unless: (i) its retained earnings, immediately prior to the dividend payment, equals or exceeds the amount of the dividend or (ii) immediately after giving effect to the dividend, the sum of the Company's assets (exclusive of goodwill and deferred charges) would be at least equal to 125% of its liabilities (not including deferred taxes, deferred income and other deferred liabilities) and the current assets of the Company would be at least equal to its current liabilities, or, if the average of its earnings before taxes on income and before interest expense for the two preceding fiscal years was less than the average of its interest expense for the two preceding fiscal years, at least equal to 125% of its current liabilities.

Dividends from the Bank to the Company are restricted under California law to the lesser of the Bank's retained earnings or the Bank's net income for the latest three fiscal years, less dividends previously declared during that period, or, with the approval of the DBO, to the greater of the retained earnings of the Bank, the net income of the Bank for its last fiscal year, or the net income of the Bank for its current fiscal year. As of December 31, 2014, the maximum amount available for dividend distribution under this restriction was approximately $5,100,000. In addition the Company’s ability to pay dividends is subject to certain covenants contained in the indentures relating to the Trust Preferred Securities issued by the business trusts.

Federal and State Bank Regulation. The Bank, as a state-chartered bank with deposits insured by the FDIC, is primarily subject to the supervision and regulation of the California Department of Business Oversight (the “DBO”), the FDIC, and the Consumer Financial Protection Bureau (the “CFPB”). These agencies may prohibit the Bank from engaging in what they believe constitute unsafe or unsound banking practices. The DBO regularly examines the Bank or participates in joint examinations with the FDIC.

The Community Reinvestment Act. The Community Reinvestment Act (“CRA”) requires that, in connection with examinations of financial institutions within its jurisdiction, the FDIC evaluate the record of the financial institutions in meeting the credit needs of their local communities, including low- and moderate-income neighborhoods, consistent with the safe and sound operation of those institutions. These factors are also considered in evaluating mergers, acquisitions and applications to open a branch or new facility. A less than “Satisfactory” rating would likely result in the suspension of any growth of the Bank through acquisitions or opening de novo branches until the rating is improved. As of the most recent CRA examination the Bank’s CRA rating was “Satisfactory.”

Transactions with Affiliates. Banks are also subject to certain restrictions imposed by the Federal Reserve Act on extensions of credit to executive officers, directors, principal shareholders (including the Company) or any related interest of such persons. Extensions of credit must be made on substantially the same terms, including interest rates and collateral as, and follow credit underwriting procedures that are not less stringent than, those prevailing at the time for comparable transactions with persons not affiliated with the bank, and must not involve more than the normal risk of repayment or present other unfavorable features. Banks are also subject to certain lending limits and restrictions on overdrafts to such persons. A violation of these restrictions may result in the assessment of substantial civil monetary penalties on the affected bank or any officer, director, employee, agent or other person participating in the conduct of the affairs of that bank, the imposition of a cease and desist order, and other regulatory sanctions.

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

Safety and Soundness Standards. The FRB and the FDIC have adopted non-capital safety and soundness standards for institutions. These standards cover internal controls, information and internal audit systems, loan documentation, credit underwriting, interest rate exposure, asset growth, compensation, fees and benefits, and standards for asset quality, earnings and stock valuation. An institution that fails to meet these standards must develop a plan acceptable to the agency, specifying the steps that it will take to meet the standards. Failure to submit or implement such a plan may subject the institution to regulatory sanctions.

Federal Deposit Insurance. In addition to supervising and regulating state chartered non-member banks, the FDIC insures the Bank’s deposits, up to prescribed statutory limits, through the Deposit Insurance Fund (the “DIF”), currently $250,000 per depositor per institution. The DIF is funded primarily by FDIC assessments paid by each DIF member institution. The amount of FDIC assessments paid by each DIF member institution is based on its relative risk of default as measured by regulatory capital ratios and other supervisory factors. The Bank’s FDIC insurance expense totaled $0.4 million for 2014.

Additionally, all FDIC-insured institutions are required to pay assessments to the FDIC to fund interest payments on bonds issued by the Financing Corporation (“FICO”), an agency of the Federal government established to recapitalize the predecessor to the DIF. The FICO assessment rates, which are determined quarterly, averaged less than 0.01% of deposits in fiscal 2014. These assessments will continue until the FICO bonds mature in 2017.

The FDIC may terminate a depository institution’s deposit insurance upon a finding that the institution’s financial condition is unsafe or unsound or that the institution has engaged in unsafe or unsound practices that pose a risk to the DIF or that may prejudice the interest of the bank’s depositors. Under California law, the termination of deposit insurance for the Bank would result in a termination of the Bank’s charter.

Interstate Branching. The Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”), authorized national and state banks to establish branches in other states to the same extent as a bank chartered by that state would be permitted to branch. Previously, banks could only establish branches in other states if the host state expressly permitted out-of-state banks to establish branches in that state. Accordingly, banks will be able to enter new markets more freely.

Consumer Protection Laws and Regulations. The banking regulatory agencies are focusing greater attention on compliance with consumer protection laws and their implementing regulations. Examination and enforcement have become more intense in nature, and insured institutions have been advised to monitor carefully compliance with such laws and regulations. The Company is subject to many federal and state consumer protection and privacy statutes and regulations, including but not limited to the following:

●

The Equal Credit Opportunity Act (“ECOA”) generally prohibits discrimination in any credit transaction, whether for consumer or business purposes, on the basis of race, color, religion, national origin, sex, marital status, age (except in limited circumstances), receipt of income from public assistance programs, or good faith exercise of any rights under the Consumer Credit Protection Act.

●

The Truth in Lending Act (“TILA”) is designed to ensure that credit terms are disclosed in a meaningful way so that consumers may compare credit terms more readily and knowledgeably. As a result of the TILA, all creditors must use the same credit terminology to express rates and payments, including the annual percentage rate, the finance charge, the amount financed, the total of payments and the payment schedule, among other things. As a result of the Dodd-Frank Act, Regulation Z promulgated under the TILA includes new limits on loan originator compensation for all closed-end mortgages. These changes include, prohibiting certain payments to a mortgage broker or loan officer based on the transaction’s terms or conditions, prohibiting dual compensation, and prohibiting a mortgage broker or loan officer from ‘‘steering’’ consumers to transactions not in their interest, to increase mortgage broker or loan officer compensation.

●

The Fair Housing Act (“FH Act”) regulates many practices, including making it unlawful for any lender to discriminate in its housing-related lending activities against any person because of race, color, religion, national origin, sex, handicap or familial status. A number of lending practices have been found by the courts to be, or may be considered, illegal under the FH Act, including some that are not specifically mentioned in the FH Act itself.

●

The Home Mortgage Disclosure Act (“HMDA”), in response to public concern over credit shortages in certain urban neighborhoods, requires public disclosure of information that shows whether financial institutions are serving the housing credit needs of the neighborhoods and communities in which they are located. The HMDA also includes a “fair lending” aspect that requires the collection and disclosure of data about applicant and borrower characteristics as a way of identifying possible discriminatory lending patterns and enforcing anti-discrimination statutes.

●

The Right to Financial Privacy Act (“RFPA”) imposes a new requirement for financial institutions to provide new privacy protections to consumers. Financial institutions must provide disclosures to consumers of its privacy policy, and state the rights of consumers to direct their financial institution not to share their nonpublic personal information with third parties.

●

The Real Estate Settlement Procedures Act (“RESPA”) requires lenders to provide noncommercial borrowers with disclosures regarding the nature and cost of real estate settlements. Also, RESPA prohibits certain abusive practices, such as kickbacks, and places limitations on the amount of escrow accounts.

Penalties for noncompliance or violations under the above laws may include fines, reimbursement and other penalties. Due to heightened regulatory expectations related to compliance with generally, the Company may incur additional compliance costs.

The Dodd-Frank Act created a new, independent federal agency called the Consumer Financial Protection Bureau (“CFPB”), which is granted broad rulemaking, supervisory and enforcement powers under various federal consumer financial protection laws. The CFPB has examination and primary enforcement authority with respect to depository institutions with $10 billion or more in assets. Smaller institutions will be subject to rules promulgated by the CFPB but will continue to be examined and supervised by federal banking regulators for consumer compliance purposes. The CFPB has authority to prevent unfair, deceptive or abusive practices in connection with the offering of consumer financial products. The Dodd-Frank Act authorizes the CFPB to establish certain minimum standards for the origination of residential mortgages including a determination of the borrower’s ability to repay. In addition, the Dodd-Frank Act allows borrowers to raise certain defenses to foreclosure if they receive any loan other than a “qualified mortgage” as defined by the CFPB. The Dodd-Frank Act permits states to adopt consumer protection laws and standards that are more stringent than those adopted at the federal level and, in certain circumstances, permits state attorneys general to enforce compliance with both the state and federal laws and regulations.

Anti-Money Laundering Laws. A series of banking laws and regulations beginning with the bank Secrecy Act in 1970 requires banks to prevent, detect, and report illicit or illegal financial activities to the federal government to prevent money laundering, international drug trafficking, and terrorism. Under the Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001, financial institutions are subject to prohibitions against specified financial transactions and account relationships, requirements regarding the Customer Identification Program, as well as enhanced due diligence and “know your customer” standards in their dealings with high risk customers, foreign financial institutions, and foreign individuals and entities.

Privacy and Data Security. The Gramm-Leach Bliley Act (“GLBA”) of 1999 imposes requirements on financial institutions with respect to consumer privacy. he GLBA generally prohibits disclosure of consumer information to non-affiliated third parties unless the consumer has been given the opportunity to object and has not objected to such disclosure. Financial institutions are further required to disclose their privacy policies to consumers annually. The GLBA also directs federal regulators, including the FDIC, to prescribe standards for the security of consumer information. The Bank is subject to such standards, as well as standards for notifying consumers in the event of a security breach. The Bank is required to have an information security program to safeguard the confidentiality and security of customer information and to ensure proper disposal of information that is no longer needed. Customers must be notified when unauthorized disclosure involves sensitive customer information that may be misused.

Potential Enforcement Actions; Supervisory Agreements. Under federal law, the Bank and its institution-affiliated parties may be the subject of potential enforcement actions by the FDIC for unsafe and unsound practices in conducting their businesses, or for violations of any law, rule or regulation or provision, any consent order with any agency, any condition imposed in writing by the agency or any written agreement with the agency. Enforcement actions may include the imposition of a conservator or receiver, cease-and-desist orders and written agreements, the termination of insurance of deposits, the imposition of civil money penalties and removal and prohibition orders against institution-affiliated parties. The DBO also has authority to bring similar enforcement actions against the Bank. The FRB has the authority to bring similar enforcement actions against the Company.

Legislation and Proposed Changes. From time to time, legislation is enacted which has the effect of increasing the cost of doing business, limiting or expanding permissible activities or affecting the competitive balance between banks and other financial institutions. Proposals to change the laws and regulations governing the operations and taxation of banks, bank holding companies and other financial institutions are frequently made in Congress, in the Hawaii legislature and before various bank regulatory agencies. Typically, the intent of this type of legislation is to strengthen the banking industry, even if it may on occasion prove to be a burden on management’s plans. No prediction can be made as to the likelihood of any major changes or the impact that new laws or regulations might have on us.

Effects of Government Monetary Policy. Our earnings and growth are affected not only by general economic conditions, but also by the fiscal and monetary policies of the federal government, particularly the FRB. The FRB implements national monetary policy for such purposes as curbing inflation and combating recession, through its open market operations in U.S. Government securities, control of the discount rate applicable to borrowings from the FRB, and establishment of reserve requirements against certain deposits. These activities influence growth of bank loans, investments and deposits, and also affect interest rates charged on loans or paid on deposits. The Company’s profitability, like most financial institutions, is primarily dependent on interest rate spreads. In general, the difference between the interest rates paid by the Bank on interest-bearing liabilities, such as deposits and other borrowings, and the interest rates received by the Bank on interest-earning assets, such as loans extended to customers and securities held in the investment portfolio, will comprise the major portion of the Company’s earnings. These rates are highly sensitive to many factors that are beyond our control, such as inflation, recession and unemployment, the monetary and fiscal policies of the federal government and the policies of regulatory agencies, particularly the FRB and the impact which future changes in domestic and foreign economic conditions might have on us cannot be predicted. The nature and impact of future changes in monetary policies and their impact on us cannot be predicted with certainty.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2. PROPERTIES

Of the Company’s eleven depository branches, ten are owned and one is leased. The Company also leases three lending offices and one administrative/lending office, and owns four administrative facilities.

Owned Properties
35 South Lindan Avenue	32 Central Avenue	80 W. Main St.
Quincy, California (1)	Quincy, California (1)	Quincy, California (1)

424 N. Mill Creek	336 West Main Street	120 North Pine Street
Quincy, California (1)	Quincy, California	Portola, California

43163 Highway 299E	121 Crescent Street	255 Main Street
Fall River Mills, California	Greenville, California	Chester, California

510 North Main Street	3000 Riverside Drive	8475 North Lake Boulevard
Alturas, California	Susanville, California	Kings Beach, California

11638 Donner Pass Road	2175 Civic Center Drive
Truckee, California	Redding, California

Leased Properties
243 North Lake Boulevard	1755 E. Plumb Lane, Suite 270	470 Nevada St., Suite 108
Tahoe City, California	Reno, Nevada (1) (3)	Auburn, California (2)

12725 SW Millikan Way, Suite 30	2585 Ceanothus Avenue, Suite 173
Beaverton, OR 97005 (2)	Chico, CA 95973 (3)

(1) Non-branch administrative or credit administrative offices.

(2) SBA lending office.

(3) Commercial lending office.

Total rental expenses under all leases, including premises, totaled $192,000, $154,000 and $153,000, in 2014, 2013 and 2012 respectively. The expiration dates of the leases vary, with the first such lease expiring during 2015 and the last such lease expiring during 2016.

Future minimum lease payments in thousands of dollars are as follows:

Year Ending December 31,
2015	$140,000
2016	88,000
$228,000

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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCK- HOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

The Company’s common stock is quoted on the NASDAQ Capital Market under the ticker symbol "PLBC". As of December 31, 2014, there were 4,799,139 shares of the Company’s stock outstanding held by approximately 1,300 shareholders of record as of the same date. The following table shows the high and low sales prices for the common stock, for each quarter as reported by Yahoo Finance.

Common
Quarter	Dividends	High	Low
4th Quarter 2014	-	$ 8.25	$ 7.52
3rd Quarter 2014	-	$ 8.50	$ 6.77
2nd Quarter 2014	-	$ 7.74	$ 6.12
1st Quarter 2014	-	$ 6.75	$ 5.96

4th Quarter 2013	-	$ 6.74	$ 6.00
3rd Quarter 2013	-	$ 6.99	$ 5.72
2nd Quarter 2013	-	$ 8.00	$ 4.36
1st Quarter 2013	-	$ 5.96	$ 3.24

It is the policy of the Company to periodically distribute excess retained earnings to the shareholders through the payment of cash dividends. Such dividends help promote shareholder value and capital adequacy by enhancing the marketability of the Company’s stock. All authority to provide a return to the shareholders in the form of a cash or stock dividend or split rests with the Board of Directors (the “Board). The Board will periodically, but on no regular schedule and in accordance with regulatory restrictions, if any, reviews the appropriateness of a cash dividend payment. No common cash dividends were paid in 2014 or 2013.

The Company is subject to various restrictions on the payment of dividends. See Note 13 “Shareholders’ Equity – Dividend Restrictions” of the Company’s Consolidated Financial Statements in Item 8 – Financial Statements and Supplementary Data of this Annual Report on Form 10K.

Securities Authorized for Issuance under Equity Compensation Plans. The following table sets forth securities authorized for issuance under equity compensation plans as of December 31, 2014.

Plan Category	Number of securities to be issued upon exercise of outstanding options	Weighted-average exercise price of outstanding options	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	416,793	$ 7.52	389,600
Equity compensation plans not approved by security holders	None	Not Applicable	None
Total	416,793	$ 7.52	389,600

For additional information related to the above plans see Note 13 of the Company’s Consolidated Financial Statements in Item 8 – Financial Statements and Supplementary Data of this Annual Report on Form 10K.

Issuer Purchases of Equity Securities. There were no purchases of Plumas Bancorp common stock by the Company during 2014.

ITEM 6. SELECTED FINANCIAL DATA

The following table presents a summary of selected financial data and should be read in conjunction with the Company’s consolidated financial statements and notes thereto included under Item 8 – Financial Statements and Supplementary Data.

	At or for the year ended December 31,
	2014	2013	2012	2011	2010
	(dollars in thousands except per share information)
Statement of Income
Interest income	$21,147	$19,460	$18,425	$18,668	$20,680
Interest expense	1,693	1,534	1,274	1,848	3,147
Net interest income	19,454	17,926	17,151	16,820	17,533
Provision for loan losses	1,100	1,400	2,350	3,500	5,500
Noninterest income	7,315	6,642	6,596	7,162	8,468
Noninterest expense	17,845	17,570	18,377	19,246	19,141
Provision for income taxes	3,086	2,167	1,070	295	389
Net income	$4,738	$3,431	$1,950	$941	$971
Discount on redemption of Preferred Stock	-	565	-	-	-
Preferred Stock dividends and discount accretion	-	347	684	684	684
Net income available to common shareholders	$4,738	$3,649	$1,266	$257	$287
Balance sheet (end of period)
Total assets	$538,862	$515,725	$477,802	$455,349	$484,480
Total loans	$370,390	$338,551	$315,057	$293,865	$314,200
Allowance for loan losses	$5,451	$5,517	$5,686	$6,908	$7,324
Total deposits	$467,891	$449,439	$411,562	$391,140	$424,887
Total common equity	$36,497	$30,593	$29,995	$27,865	$26,306
Total shareholders’ equity	$36,497	$30,593	$41,850	$39,634	$37,988
Balance sheet (period average)
Total assets	$531,528	$497,711	$464,609	$467,354	$500,082
Total loans	$353,389	$321,210	$301,799	$302,841	$323,906
Total deposits	$464,067	$432,284	$401,110	$407,982	$430,777
Total shareholders’ equity	$33,810	$36,032	$41,023	$39,244	$38,941
Capital ratios
Leverage ratio	8.4%	7.8%	10.3%	9.8%	8.9%
Tier 1 risk-based capital	11.4%	10.7%	13.9%	13.7%	12.7%
Total risk-based capital	14.5%	13.8%	15.1%	15.0%	13.9%
Asset quality ratios
Nonperforming loans/total loans	1.79%	1.64%	4.35%	5.73%	8.07%
Nonperforming assets/total assets	1.90%	2.33%	3.98%	5.60%	7.07%
Allowance for loan losses/total loans	1.47%	1.63%	1.80%	2.35%	2.33%
Net loan charge-offs	$1,166	$1,569	$3,572	$3,916	$7,744
Performance ratios
Return on average assets	0.89%	0.69%	0.42%	0.20%	0.19%
Return on average common equity	14.0%	12.0%	4.3%	0.9%	1.1%
Return on average equity	14.0%	9.5%	4.8%	2.4%	2.5%
Net interest margin	4.05%	4.03%	4.18%	4.08%	4.24%
Loans to deposits	79.2%	75.3%	76.6%	75.1%	73.9%
Efficiency ratio	66.7%	71.5%	77.4%	80.3%	73.6%
Per share information
Basic earnings	$0.99	$0.76	$0.26	$0.05	$0.06
Diluted earnings	$0.95	$0.75	$0.26	$0.05	$0.06
Common cash dividends	$0.00	$0.00	$0.00	$0.00	$0.00
Book value per common share	$7.61	$6.39	$6.28	$5.83	$5.51
Common shares outstanding at period end	4,799,139	4,787,739	4,776,339	4,776,339	4,776,339

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

We are a bank holding company for Plumas Bank, a California state-chartered commercial bank. We derive our income primarily from interest received on real estate related, commercial, automobile and consumer loans and, to a lesser extent, interest on investment securities, fees received in connection with servicing deposit and loan customers and fees from the sale of loans. Our major operating expenses are the interest we pay on deposits and borrowings and general operating expenses. We rely on locally-generated deposits to provide us with funds for making loans.

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

The following discussion is designed to provide a better understanding of significant trends related to the Company's financial condition, results of operations, liquidity and capital. It pertains to the Company's financial condition, changes in financial condition and results of operations as of December 31, 2014 and 2013 and for each of the three years in the period ended December 31, 2014. The discussion should be read in conjunction with the Company's audited consolidated financial statements and notes thereto and the other financial information appearing elsewhere herein.

Overview

The Company recorded net income of $4.7 million for the year ended December 31, 2014, a 38% increase over net income of $3.4 million during the year ended December 31, 2013. Pretax income increased by $2.2 million, or 40%, from $5.6 million in 2013 to $7.8 million during the year ended December 31, 2014.

Net interest income increased by $1.5 million from $17.9 million during 2013 to $19.4 million for the year ended December 31, 2014. This increase in net interest income resulted from an increase in interest income of $1.7 million partially offset by an increase in interest expense of $159 thousand. Interest on loans increased by $1.3 million and interest on investment securities increased by $353 thousand. A decrease of $84 thousand in interest expense on deposits was offset by an increase in interest expense on borrowings of $243 thousand. The provision for loan losses declined by $300 thousand from $1.4 million during 2013 to $1.1 million during 2014 resulting in an increase in net interest income after provision for loan losses of $1.8 million.

During the year ended December 31, 2014 non-interest income totaled $7.3 million an increase of $673 thousand from the year ended December 31, 2013. The $673 thousand includes increases of $196 thousand in service charges on deposits accounts, $179 thousand in loan servicing income, a $148 thousand gain on sale of our credit card portfolio and $128 thousand in gains on sale of securities.

Non-interest expense increased by $275 thousand from $17.6 million during the twelve months ended December 31, 2013 to $17.8 million during 2014. We achieved reductions is several categories of expense the largest two of which were $248 thousand in professional fees and $246 thousand in the provision for losses on OREO. The two largest increases in expense were $745 thousand in salary and benefits expense and $187 thousand in outside service fees.

The provision for income taxes increased from $2.2 million in 2013 to $3.1 million during the year ended December 31, 2014.

Net income allocable to common shareholders increased by $1.1 million from $3.6 million during the year ended December 31, 2013 to $4.7 million during 2014. Income allocable to common shareholders is calculated by adding discount on redemption of preferred stock and subtracting dividends and discount amortized on preferred stock from net income. During 2013 the Company redeemed all of its outstanding preferred stock, recording a $565 discount on redemption. Discount amortized on the preferred stock during 2013 totaled $347 thousand.

Total assets at December 31, 2014 were $539 million, an increase of $23.1 million from $516 million at December 31, 2013. An increase of $32.4 million in net loans and $0.3 million in bank owned life insurance was partially offset by decreases of $4.3 million in cash and due from banks, $23 thousand in investment securities, $0.9 million in premises and equipment, $2.9 million in OREO and $1.5 million in other assets.

Total deposits increased by $18.5 million from $449 million at December 31, 2013 to $468 million at December 31, 2014. Core deposit growth remained strong in 2014 as evidenced by increases of $17.8 million in demand deposits and $12.3 million in savings accounts. Time deposits declined by $6.3 million, much of which we attribute to migration into other types of deposits given the low rates and lack of liquidity associated with time deposits. Interest-bearing transaction accounts (NOW) declined by $0.5 million and money market accounts declined by $4.8 million.

Total shareholders’ equity increased by $5.9 million from $30.6 million at December 31, 2013 to $36.5 million at December 31, 2014. The $5.9 million includes earnings during the twelve month period totaling $4.7 million and a decrease in net unrealized loss on investment securities of $1.1 million with the balance of $0.1 million representing stock option activity.

The return on average assets was 0.89% for 2014, up from 0.69% for 2013. The return on average common equity was 14.0% for 2014, up from 12.0% for 2013.

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

	Year ended December 31,
	2014			2013			2012
	Average balance	Interest income/ expense	Rates earned/ paid	Average balance	Interest income/ expense	Rates earned/ paid	Average balance	Interest income/ expense	Rates earned/ paid
	(dollars in thousands)
Assets

Interest bearing deposits	$38,626	$137	0.35%	$41,262	$124	0.30%	$38,783	$106	0.27%
Investment securities(1)	87,906	1,515	1.72	82,820	1,162	1.40	69,664	892	1.28
Total loans (2)(3)	353,389	19,495	5.52	321,210	18,174	5.66	301,799	17,427	5.77
Total earning assets	479,921	21,147	4.41%	445,292	19,460	4.37%	410,246	18,425	4.49%
Cash and due from banks	16,323			14,572			14,560
Other assets	35,284			37,847			39,803
Total assets	$531,528			$497,711			$464,609

Liabilities and shareholders’ equity
Interest bearing demand deposits	$83,398	76	0.09%	$83,966	90	0.11%	$82,648	111	0.13%
Money market deposits	46,691	65	0.14	48,730	82	0.17	42,957	91	0.21
Savings deposits	102,664	163	0.16	84,475	147	0.17	68,755	132	0.19
Time deposits	59,063	212	0.36	66,046	281	0.43	76,138	513	0.67
Note payable	2,299	111	4.83	567	23	4.06	-	-	-
Subordinated debentures	7,371	756	10.26	5,185	541	10.43	-	-	-
Junior subordinated debentures	10,310	303	2.94	10,310	313	3.04	10,310	344	3.34
Other	7,529	7	0.09	7,298	57	0.78	6,003	83	1.38
Total interest bearing liabilities	319,325	1,693	0.53%	306,577	1,534	0.50%	286,811	1,274	0.44%
Noninterest bearing demand deposits	172,251			149,067			130,612
Other liabilities	6,142			6,035			6,163
Shareholders’ equity	33,810			36,032			41,023
Total liabilities and shareholders’ equity	$531,528			$497,711			$464,609
Net interest income		$19,454			$17,926			$17,151
Net interest spread (4)			3.88%			3.87%			4.05%
Net interest margin (5)			4.05%			4.03%			4.18%

(1)	Interest income is reflected on an actual basis and is not computed on a tax-equivalent basis.

(2)	Average nonaccrual loan balances of $6.7 million for 2014, $9.3 million for 2013 and $14.6 million for 2012 are included in average loan balances for computational purposes.

(3)

Loan origination fees and costs are included in interest income as adjustments of the loan yields over the life of the loan using the interest method. Loan interest income includes net loan costs of $380,000, $371,000 and $75,000 for 2014, 2013 and 2012, respectively.

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

The following table sets forth changes in interest income and interest expense, for the years indicated and the amount of change attributable to variances in volume, rates and the combination of volume and rates based on the relative changes of volume and rates:

	2014 compared to 2013 Increase (decrease) due to change in:				2013 compared to 2012 Increase (decrease) due to change in:

	Average	Average			Average	Average
	Volume(1)	Rate(2)	Mix(3)	Total	Volume(1)	Rate(2)	Mix(3)	Total
	(dollars in thousands)
Interest-earning assets:
Interest bearing deposits	$(8)	$22	$(1)	$13	$6	$11	$1	$18
Investment securities	72	265	16	353	169	85	16	270
Loans	1,821	(454)	(46)	1,321	1,121	(351)	(23)	747
Total interest income	1,885	(167)	(31)	1,687	1,296	(255)	(6)	1,035

Interest-bearing liabilities:
Interest bearing demand deposits	(1)	(13)	-	(14)	2	(22)	(1)	(21)
Money market deposits	(3)	(14)	-	(17)	12	(19)	(2)	(9)
Savings deposits	32	(13)	(3)	16	30	(12)	(3)	15
Time deposits	(30)	(44)	5	(69)	(68)	(189)	25	(232)
Note payable	70	4	14	88	-	-	23	23
Subordinated debentures	228	(9)	(4)	215	-	-	541	541
Junior subordinated debentures	-	(10)	-	(10)	-	(31)	-	(31)
Other borrowings	2	(50)	(2)	(50)	18	(36)	(8)	(26)
Total interest expense	298	(149)	10	159	(6)	(309)	575	260

Net interest income	$1,587	$(18)	$(41)	$1,528	$1,302	$54	$(581)	$775

(1)      The volume change in net interest income represents the change in average balance multiplied by the previous year’s rate.

(2)      The rate change in net interest income represents the change in rate multiplied by the previous year’s average balance.

(3)      The mix change in net interest income represents the change in average balance multiplied by the change in rate.

2014 compared to 2013. Net interest income is the difference between interest income and interest expense. Net interest income, on a nontax-equivalent basis, was $19.4 million for the year ended December 31, 2014, up $1.5 million, or 8.5%, from $17.9 million for 2013. An increase of $1.7 million, or 8.7% in interest income, from $19.4 million during 2013 to $21.1 million during the current year, was partially offset by an increase in interest expense of $159 thousand.

Interest and fees on loans increased by $1.3 million, interest on investment securities increased by $353 thousand and interest on deposits increased by $13 thousand. The increase in interest and fees on loans was related to an increase in average loan balances partially offset by a decline in yield. Interest on investments securities benefited from both an increase in yield and an increase in average balance.

Interest and fees on loans was $19.5 million during 2014 and $18.2 million for the year ended December 31, 2013. The average loan balances were $353.4 million for 2014, up $32.2 million from the $321.2 million for 2013. The following table compares loan balances by type at December 31, 2014 and 2013.

(dollars in thousands)	Balance at End of Period	Percent of Loans in Each Category to Total Loans	Balance at End of Period	Percent of Loans in Each Category to Total Loans
	12/31/14	12/31/14	12/31/13	12/31/13
Commercial	$31,465	8.5%	$32,612	9.6%
Agricultural	35,355	9.5%	30,647	9.0%
Real estate - residential	29,284	7.9%	31,322	9.3%
Real estate – commercial	163,306	44.1%	155,942	46.1%
Real estate – construction	24,572	6.6%	17,793	5.3%
Equity Lines of Credit	38,972	10.5%	35,800	10.6%
Auto	44,618	12.1%	30,305	8.9%
Other	2,818	0.8%	4,130	1.2%
Total Gross Loans	$370,390	100%	$338,551	100%

The average yield on loans was 5.52% for 2014 down from 5.66% for 2013. We attribute much of the decrease in yield to price competition in our service area as well as an increase in lower yielding automobile loans as a percentage of total loans.

Interest on investment securities increased by $353 thousand as a result of an increase in yield of 32 basis points from 1.40% during 2013 to 1.72% during 2014 and an increase in average balance from $82.8 million in 2013 to $87.9 million in 2014. The increase in yield on investment securities incudes an increase in government sponsored agency residential mortgage backed securities and municipal securities as a percentage of total securities and an increase in market yields. Interest income on other interest-earning assets, which totaled $137 thousand in 2014 and $124 thousand in 2013, primarily relates to interest on cash balances held at the Federal Reserve.

Interest expense on deposits decreased by $84 thousand, or 14%, to $516 thousand for the twelve months ended December 31, 2014, down from $600 thousand in 2013. Interest expense on time deposits declined by $69 thousand from $281 thousand during 2013 to $212 thousand at during 2014. Average time deposits declined by $6.9 million from $66.0 million during 2013 to $59.1 million for the year ended December 31, 2014. We attribute much of this decline to migration into other types of deposits given the low rates and lack of liquidity associated with time deposits. The average rate paid on time deposits decreased from 0.43% during 2013 to 0.36% during the current twelve month period. This decrease primarily relates to a decline in market rates paid in the Company’s service area and the maturity of higher rate time deposits.

Interest expense on NOW accounts declined by $14 thousand. Rates paid on NOW accounts declined by 2 basis points from 0.11% during 2013 to 0.09% during 2014. Average balances decreased by $568 thousand from 2013. Interest expense on money market accounts decreased by $17 thousand related to a decrease in rate paid on these accounts of 3 basis points from 0.17% during 2013 to 0.14% during 2014 and a decline in average balances from $48.7 million during 2013 to $46.7 million in 2014. Interest expense on savings accounts increased by $16 thousand as we continued to experience strong growth in this category of deposits. Average savings deposits increased by $18.2 million from $84.5 million during 2013 to $102.7 million during 2014. The average rate paid on savings accounts during this same period declined from 17 basis points during 2013 to 16 basis points during 2014. The decline in rates paid on deposits is consistent with a decline in competitive market rates in our service area.

Interest expense on other interest-bearing liabilities increased by $243 thousand from $934 thousand during the twelve months ending December 31, 2013 to $1,177 thousand during 2014. This increase was mostly related to an increase of $215 thousand in interest expense on a $7.5 million subordinated debenture which was only outstanding for 8.5 months during 2013. The subordinated debt bears an interest rate of 7.5% per annum, has a term of 8 years with no prepayment allowed during the first two years and was made in conjunction with an eight-year warrant (the “Lender Warrant”) to purchase up to 300,000 shares of the Bancorp’s common stock, no par value at an exercise price, subject to anti-dilution adjustments, of $5.25 per share. The effective yield on the debenture during 2014 was 10.3% which was in excess of the 7.5% rate due to amortization of a $75 thousand commitment fee and a discount recorded on issuance of $318 thousand.

On October 24, 2013 the Bancorp issued a $3 million promissory note dated October 24, 2013 payable to an unrelated commercial bank. The note bears interest at the U.S. "Prime Rate" plus three-quarters percent per annum (currently 4%), has a term of 18 months and is secured by 100 shares of Plumas Bank stock representing the Company's 100% ownership interest in Plumas Bank. Proceeds from this note were used to help fund the redemption of the remaining preferred shares during 2013. Interest expense on this note for 2013 totaled $23 thousand and for 2014 it totaled $111 thousand. The increase relates mostly to an increase in average balance from $567 thousand in 2013 to $2.3 million during 2014.

Interest expense on junior subordinated debentures, which decreased by $10 thousand from 2013, fluctuates with changes in the 3-month London Interbank Offered Rate (LIBOR) rate.

Interest on other borrowings, which during 2014 relates to repurchase agreements, totaled $7 thousand in 2014 and $57 thousand in 2013.

Net interest margin is net interest income expressed as a percentage of average interest-earning assets. As a result of the changes noted above, the net interest margin for 2014 increased slightly to 4.05%, from 4.03% for 2013.

2013 compared to 2012. Net interest income, on a nontax-equivalent basis, was $17.9 million for the year ended December 31, 2013, up $775 thousand, or 4.5%, from $17.2 million for 2012. An increase of $1.0 million, or 5.6% in interest income, from $18.4 million during 2012 to $19.4 million during the current year, was partially offset by an increase in interest expense of $260 thousand.

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

Interest expense on other interest-bearing liabilities increased by $507 thousand from $427 thousand during the twelve months ending December 31, 2012 to $934 thousand during 2013. This increase was related to $541 thousand in interest expense on the $7.5 million subordinated debenture. The effective yield on the debenture was 10.4% which was in excess of the 7.5% rate due to amortization of a $75 thousand commitment fee and a discount recorded on issuance of $318 thousand.

Interest expense on junior subordinated debentures decreased by $31 thousand from 2012. Interest expense on our outstanding note payable for 2013 totaled $23 thousand. Interest on other borrowings, which totaled $57 thousand in 2013 and $83 thousand in 2012, primarily relates to interest paid on repurchase agreements.

Net interest margin is net interest income expressed as a percentage of average interest-earning assets. As a result of the changes noted above, the net interest margin for 2013 decreased 15 basis points to 4.03%, from 4.18% for 2012.

Provision for Loan Losses

During the year ended December 31, 2014 we recorded a provision for loan losses of $1.1 million, down $300 thousand from the $1.4 million provision recorded during 2013. See “Analysis of Asset Quality and Allowance for Loan Losses” for further discussion of loan quality trends and the provision for loan losses.

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

Non-Interest Income

The following table sets forth the components of non-interest income for the years ended December 31, 2014, 2013 and 2012.

	Years Ended December 31,			Change during Year
	2014	2013	2012	2014	2013
	(dollars in thousands)
Service charges on deposit accounts	$4,108	$3,912	$3,617	$196	$295
Gain on sale of loans, net	1,396	1,399	1,324	(3)	75
Gain on sale of investments	128	-	403	128	(403)
Earnings on bank owned life insurance policies	341	344	345	(3)	(1)
Loan servicing fees	502	323	215	179	108
Other income	840	664	692	176	(28)
Total non-interest income	$7,315	$6,642	$6,596	$673	$46

2014 compared to 2013. During the twelve months ended December 31, 2014 non-interest income totaled $7.3 million an increase of $673 thousand from the twelve months ended December 31, 2013. The largest component of this increase was an increase of $196 thousand in service charge income which we attribute to growth in the Company’s demand deposit accounts, an increase in debit card interchange income and a restructuring of our service charge fee structure beginning in August of 2013. During July and August 2014 we sold fourteen available-for- sale securities totaling $16.2 million recognizing a gain on sale of $128 thousand. Loan servicing fees, which totaled $502 thousand for the 12 months ended December 31, 2014, increased by $179 thousand from 2013. Loan servicing fees mostly relate to servicing income on the sold portion of government guaranteed small business administration loans. Other non-interest income increased by $176 thousand mostly related to a $148 thousand gain on the sale of our credit card portfolio during the fourth quarter of 2014. Prior to the sale, credit card loans represented less than one-half of a percent of our loan portfolio.

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

Non-Interest Expense

The following table sets forth the components of other non-interest expense for the years ended December 31, 2014, 2013 and 2012.

	Years Ended December 31,			Change during Year
	2014	2013	2012	2014	2013
	(dollars in thousands)
Salaries and employee benefits	$9,474	$8,729	$8,968	745	$(239)
Occupancy and equipment	2,902	2,874	3,023	28	(149)
Outside service fees	2,042	1,855	1,503	187	352
Professional fees	583	831	875	(248)	(44)
Deposit insurance	387	435	613	(48)	(178)
OREO costs	362	310	187	52	123
Telephone and data communications	351	287	308	64	(21)
Director compensation and retirement	298	232	255	66	(23)
Advertising and promotion	282	281	251	1	30
Business development	279	291	268	(12)	23
Provision for OREO losses	240	486	907	(246)	(421)
Armored car and courier	224	228	224	(4)	4
Loan collection costs	182	212	219	(30)	(7)
Stationery and supplies	122	113	124	9	(11)
Postage	45	51	104	(6)	(53)
Core deposit intangible	-	128	173	(128)	(45)
Insurance	(9)	112	120	(121)	(8)
(Gain) loss on sale of OREO	(101)	(171)	16	70	(187)
Other operating expense	182	286	239	(104)	47
Total non-interest expense	$17,845	$17,570	$18,377	$275	$(807)

2014 compared to 2013. During the twelve months ended December 31, 2014, total non-interest expense increased by $275 thousand, or 2%, to $17.8 million, up from $17.6 million for the comparable period in 2013. The largest components of this increase were $745 thousand in salary and benefit expense, $187 thousand in outside service fees and $70 thousand related to reduction in gain on sale of OREO. The largest declines in non-interest expense were $248 thousand in professional fees, $246 thousand in provision for OREO losses, $128 thousand in deposit premium amortization and $121 thousand in insurance expense.

Salaries and employee benefits increased by $745 thousand primarily related to an increase in bonus expense of $350 thousand. The Bank’s bonus plan for 2014 provides for a bonus pool of 60% of the amount that pretax income exceeds budgeted pretax income with a cap of $600 thousand. Bonus expense was $600 thousand for the twelve months ended December 31, 2014 and $250 thousand during the twelve months ended December 31, 2013. In both years the maximum allowed under the bonus plans was earned. Salary expense, exclusive of commissions, increased by $265 thousand as a decline of four employees from 159 at December 31, 2013 to 155 at December 31, 2014 was offset by an increase in average salary per employee which includes the effect of merit and promotional increases.

Other increases include, but were not limited to an $89 thousand increase in commissions, which relate to government guaranteed loan production, and a $67 thousand increase in payroll tax expense. Partially offsetting these items was an increase in deferred loan origination costs totaling $104 thousand.

Of the $187 thousand increase in outside service fees, $96 thousand was related to the outsourcing of our item processing beginning in June of 2013. This cost as been offset by savings in salary and benefit expense and software expense. In addition we incurred an increase in costs for the management of our investment portfolio and an increase in costs related to an increase in debit card interchange transactions.

Professional fees benefited from reductions in legal expense related to loan collection activities totaling $148 thousand, a reduction in corporate legal expense of $88 thousand mostly related the repurchase of the preferred stock in 2013 and a reduction in audit expense related to a change in audit firms beginning in 2014.

When other real estate is acquired, any excess of the Bank’s recorded investment in the loan balance and accrued interest income over the estimated fair market value of the property less costs to sell is charged against the allowance for loan losses. A valuation allowance for losses on other real estate is maintained to provide for temporary declines in value. The allowance is established through a provision for subsequent losses on other real estate which is included in other expenses. Subsequent gains or losses on sales or write-downs resulting from impairment are recorded as incurred. The provision for OREO losses declined by $246 thousand from $486 thousand during the twelve months ended December 31, 2013 to $240 thousand during the current period. During the second quarter of 2013 we recorded a $300 thousand provision related to one land development property.

Insurance expense benefited from a one-time adjustment to accrued life insurance costs. The deposit premium intangible asset was fully amortized at the end of September, 2013 resulting in a savings of $128 thousand during the comparison periods.

2013 compared to 2012. Non-interest expense declined by $807 thousand from $18.4 million during the twelve months ended December 31, 2012 to $17.6 million during 2013. Reductions of $239 thousand in salary and benefits expense, $421 thousand in the provision for changes in OREO, $187 thousand in gain/loss on sale of OREO, $149 thousand in occupancy and equipment, $44 thousand in professional fees, $178 thousand in deposit insurance and $53 thousand in postage were partially offset by increases in other expenses, the largest of which were outside service fees of $352 thousand and costs associated with OREO properties of $123 thousand.

During June of 2012 we outsourced the processing of our account statements and notices and during June of 2013 we outsourced our item processing department resulting in savings in salary expense, occupancy and equipment costs, postage and stationary costs. The $178 thousand reduction in deposit insurance expense is related to a decline in the rate charged to Plumas Bank. The reduction in professional fees primarily relates to a decrease in consulting costs.

Salaries and employee benefits decreased by $239 thousand primarily related to declines in salary continuation expense and stock compensation expense and an increase in deferred loan origination costs. Salary continuation expense declined by $188 thousand related to an adjustment in 2012. During 2012, related to a significant reduction in long term market interest rates, we reduced the discount rates used in calculating the present value of our salary continuation liabilities. This had the effect of increasing salary continuation expense during 2012 by $195 thousand. Stock compensation expense decreased by $58 thousand from $93 thousand during 2012 to $35 thousand during the current period. During the first quarter of 2012 we had an adjustment to the estimated forfeiture rate resulting in an increase in stock compensation; no adjustment was required during 2013. The largest reduction in salary and benefits was related to an increase in deferred loan origination costs totaling $384 thousand. We attribute this increase in deferred loan origination costs to an increase in lending activity. These items were partially offset by an increase in bonus expense of $250 thousand and salary expense of $173 thousand. The Bank’s bonus plan for 2013 provided for a bonus pool of 50% of the amount that pretax income exceeds budgeted pretax income with a cap of $250 thousand. The maximum amount was allocated under this formula. There was no bonus plan in place and no bonuses were earned or paid in 2012. Salary expense increased by $173 thousand as savings related to the outsourcing of statement and item processing were offset by an increase in loan production personnel and salary increases.

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

Provision for Income Taxes. The Company recorded an income tax provision of $3.1 million, or 39.4% of pre-tax income for the year ended December 31, 2014. During 2013 the Company recorded an income tax provision of $2.2 million, or 38.7% of pre-tax income for the year ended December 31, 2013. The percentages for 2014 and 2013 differ from the statutory rate as tax exempt income such as earnings on Bank owned life insurance, municipal loan interest and in 2013 state of California enterprise zone interest, decrease taxable income.

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

Based upon the analysis of available evidence, management has determined that it is "more likely than not" that all deferred income tax assets as of December 31, 2014 and 2013 will be fully realized and therefore no valuation allowance was recorded.

Financial Condition

Loan Portfolio. Net loans increased by $32.4 million, or 10%, from $334.4 million at December 31, 2013 to $366.8 million at December 31, 2014. The two largest areas of growth in the Company’s loan portfolio were $14.3 million in automobile loans and $7.4 million in commercial real estate loans. Additionally, construction and land development loans increased by $6.8 million to $24.6 million and agricultural loans increased by $4.7 million. The Company continues to manage the mix of its loan portfolio consistent with its identity as a community bank serving the financing needs of all sectors of the area it serves. Although the Company offers a broad array of financing options, it continues to concentrate its focus on small to medium sized commercial businesses. These commercial loans offer diversification as to industries and types of businesses, thus limiting material exposure in any industry concentrations. The Company offers both fixed and floating rate loans and obtains collateral in the form of real property, business assets and deposit accounts, but looks to business and personal cash flows as its primary source of repayment.

As shown in the following table the Company's largest lending categories are commercial real estate loans, auto loans, equity lines of credit, agricultural loans and commercial loans.

(dollars in thousands)	Balance at End of Period	Percent of Loans in Each Category to Total Loans	Balance at End of Period	Percent of Loans in Each Category to Total Loans
	12/31/14	12/31/14	12/31/13	12/31/13
Commercial	$31,465	8.5%	$32,612	9.6%
Agricultural	35,355	9.5%	30,647	9.0%
Real estate - residential	29,284	7.9%	31,322	9.3%
Real estate – commercial	163,306	44.1%	155,942	46.1%
Real estate – construction	24,572	6.6%	17,793	5.3%
Equity Lines of Credit	38,972	10.5%	35,800	10.6%
Auto	44,618	12.1%	30,305	8.9%
Other	2,818	0.8%	4,130	1.2%
Total Gross Loans	$370,390	100%	$338,551	100%

Construction and land development loans represented 6.6% and 5.3% of the loan portfolio as of December 31, 2014 and December 31, 2013, respectively. The construction and land development portfolio component has been identified by Management as a higher-risk loan category.  The quality of the construction and land development category is highly dependent on property values both in terms of the likelihood of repayment once the property is transacted by the current owner as well as the level of collateral the Company has securing the loan in the event of default.  Loans in this category are characterized by the speculative nature of commercial and residential development properties and can include property in various stages of development from raw land to finished lots. The decline in these loans as a percentage of the Company’s loan portfolio from over 21% at December 31, 2007 to less than 7% during the last two years reflects management’s efforts, which began in 2009, to reduce its exposure to construction and land development loans.

The Company’s real estate related loans, including real estate mortgage loans, real estate construction and land development loans, consumer equity lines of credit, and agricultural loans secured by real estate comprised 74% of the total loan portfolio at December 31, 2014. Moreover, the business activities of the Company currently are focused in the California counties of Plumas, Nevada, Placer, Lassen, Modoc, Shasta, Sierra and in Washoe County in Northern Nevada. Consequently, the results of operations and financial condition of the Company are dependent upon the general trends in these economies and, in particular, the residential and commercial real estate markets. In addition, the concentration of the Company's operations in these areas of Northeastern California and Northwestern Nevada exposes it to greater risk than other banking companies with a wider geographic base in the event of catastrophes, such as earthquakes, fires and floods in these regions.

The rates of interest charged on variable rate loans are set at specific increments in relation to the Company's lending rate or other indexes such as the published prime interest rate or U.S. Treasury rates and vary with changes in these indexes. At December 31, 2014 and December 31, 2013, approximately 71% and 73%, respectively of the Company's loan portfolio was comprised of variable rate loans. At December 31, 2014 and December 31, 2013, 42% and 40%, respectively of the variable loans were at their respective floor rate. While real estate mortgage, commercial and consumer lending remain the foundation of the Company's historical loan mix, some changes in the mix have occurred due to the changing economic environment and the resulting change in demand for certain loan types. The most significant change has been an increase in indirect auto lending with automobile loans increasing from 2.5% of gross loans at December 31, 2011 to 12.1% of gross loans at December 31, 2014. The automobile portfolio provides diversification to the loan portfolio in terms of rate, term and balance as these loans tend to have a much shorter term and balance than commercial real-estate loans and are fixed rate. In addition, the Company remains committed to the agricultural industry in Northeastern California and will continue to pursue high quality agricultural loans. Agricultural loans include both commercial and commercial real estate loans. The Company’s agricultural loan balances totaled $35 million at December 31, 2014 and $31 million at December 31, 2013.

The following table sets forth the amounts of loans outstanding by category as of the dates indicated.

	At December 31,
	2014	2013	2012	2011	2010
	(dollars in thousands)
Real estate – mortgage	$192,590	$187,264	$174,212	$158,431	$162,513
Real estate – construction and land development	24,572	17,793	15,801	17,063	31,199
Commercial	31,465	32,612	29,552	30,235	33,433
Consumer (1)	86,408	70,235	60,368	49,268	48,586
Agriculture (2)	35,355	30,647	35,124	38,868	38,469
Total loans	370,390	338,551	315,057	293,865	314,200

Plus:
Deferred costs	1,848	1,340	900	475	275
Less:
Allowance for loan losses	5,451	5,517	5,686	6,908	7,324
Net loans	$366,787	$334,374	$310,271	$287,432	$307,151

(1) Includes equity lines of credit and auto

(2) Includes agriculture real estate

The following table sets forth the maturity of gross loan categories as of December 31, 2014. Also provided with respect to such loans are the amounts due after one year, classified according to sensitivity to changes in interest rates:

	Within One Year	After One Through Five Years	After Five Years	Total
	(dollars in thousands)
Real estate – mortgage	$11,320	$58,463	$122,807	$192,590
Real estate – construction and land development	6,542	7,512	10,518	24,572
Commercial	10,962	10,712	9,791	31,465
Consumer	11,077	39,485	35,846	86,408
Agriculture	13,208	8,189	13,958	35,355
Total	$53,109	$124,361	$192,920	$370,390
Loans maturing after one year with:
Fixed interest rates		$53,957	$38,017	$91,974
Variable interest rates		70,404	154,903	225,307
Total		$124,361	$192,920	$317,281

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

The Company has implemented MARC to develop an action plan to significantly reduce nonperforming assets. It consists of the Bank’s Chief Executive Officer, Chief Financial Officer and Chief Credit Officer, and the activities are governed by a formal written charter. The MARC meets at least monthly and reports to the Board of Directors.

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

	For the Year Ended December 31,
	2014	2013	2012	2011	2010
	(dollars in thousands)
Balance at beginning of period	$5,517	$5,686	$6,908	$7,324	$9,568
Charge-offs:
Commercial and agricultural (2)	191	401	1,159	539	1,219
Real estate mortgage	1,015	419	616	483	3,105
Real estate construction	106	735	1,524	2,603	3,617
Consumer (1)	601	360	602	622	408
Total charge-offs	1,913	1,915	3,901	4,247	8,349
Recoveries:
Commercial and agricultural (2)	89	140	66	199	26
Real estate mortgage	19	109	8	18	396
Real estate construction	491	-	81	5	65
Consumer (1)	148	97	174	109	118
Total recoveries	747	346	329	331	605
Net charge-offs	1,166	1,569	3,572	3,916	7,744
Provision for loan losses	1,100	1,400	2,350	3,500	5,500
Balance at end of period	$5,451	$5,517	$5,686	$6,908	$7,324
Net charge-offs during the period to average loans	0.33%	0.49%	1.18%	1.29%	2.39%
Allowance for loan losses to total loans	1.47%	1.63%	1.80%	2.35%	2.33%

(1) Includes equity lines of credit and auto

(2) Includes agriculture real estate

During the year ended December 31, 2014 we recorded a provision for loan losses of $1.1 million down $300 thousand from the $1.4 million provision recorded during the year ended December 31, 2013. Net charge-offs totaled $1.2 million during the year ended December 31, 2014 down $403 thousand from $1.6 million during 2013. Net charge-offs as a percentage of average loans decreased from 0.49% during 2013 to 0.33% during the year ended December 31, 2014.

The following table provides a breakdown of the allowance for loan losses:

(dollars in thousands)	Balance at End of Period	Percent of Loans in Each Category to Total Loans	Balance at End of Period	Percent of Loans in Each Category to Total Loans
	2014	2014	2013	2013
Commercial and agricultural	$799	18.0%	$949	18.6%
Real estate mortgage	2,080	52.0%	2,412	55.4%
Real estate construction	1,227	6.6%	944	5.3%
Consumer (includes equity LOC & Auto)	1,345	23.4%	1,212	20.7%
Total	$5,451	100.0%	$5,517	100.0%

The allowance for loan losses totaled $5.5 million at December 31, 2014 and December 31, 2013. Specific reserves related to impaired loans decreased by $65 thousand from $629 thousand at December 31, 2013 to $564 thousand at December 31, 2014. At least quarterly the Company evaluates each specific reserve and if it determines that the loss represented by the specific reserve is uncollectable it records a charge-off for the uncollectable portion. General reserves were $4.9 million at December 31, 2014 and December 31, 2013. The allowance for loan losses as a percentage of total loans decreased from 1.63% at December 31, 2013 to 1.47% at December 31, 2014. The percentage of general reserves to unimpaired loans decreased from 1.49% at December 31, 2013 to 1.35% at December 31, 2014 primarily related to reductions in historical net charge-offs.

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

Loans restructured (TDRs) and not included in nonperforming loans in the following table totaled $2.0 million, $4.5 million, $5.4 million, $8.6 million and $2.0 million at December 31, 2014, 2013, 2012, 2011 and 2010, respectively. For additional information related to restructured loans see Note 6 of the Company’s Consolidated Financial Statements in Item 8 – Financial Statements and Supplementary Data of this Annual Report on Form 10K.

The following table sets forth the amount of the Company's nonperforming assets as of the dates indicated.

	At December 31,
	2014	2013	2012	2011	2010
	(dollars in thousands)

Nonaccrual loans	$6,625	$5,519	$13,683	$16,757	$25,313
Loans past due 90 days or more and still accruing	-	17	15	72	45
Total nonperforming loans	6,625	5,536	13,698	16,829	25,358
Other real estate owned	3,590	6,399	5,295	8,623	8,867
Other vehicles owned	13	60	41	57	17
Total nonperforming assets	$10,228	$11,995	$19,034	$25,509	$34,242
Interest income forgone on nonaccrual loans	$345	$280	$646	$510	$1,021
Interest income recorded on a cash basis on nonaccrual loans	$31	$22	$192	$285	$608
Nonperforming loans to total loans	1.79%	1.64%	4.35%	5.73%	8.07%
Nonperforming assets to total assets	1.90%	2.33%	3.98%	5.60%	7.07%

Nonperforming loans at December 31, 2014 were $6.6 million, an increase of $1.1 million from the $5.5 million balance at December 31, 2013. Specific reserves on nonaccrual loans totaled $522 thousand at December 31, 2014 and $578 thousand at December 31, 2013, respectively. Performing loans past due thirty to eighty-nine days increased by $0.1 million from $1.5 million at December 31, 2013 to $1.6 million at December 31, 2014.

A substandard loan is not adequately protected by the current sound worth and paying capacity of the borrower or the value of the collateral pledged, if any. Total substandard loans increased by $612 thousand from $7.5 million at December 31, 2013 to $8.1 million at December 31, 2014. Loans classified as watch decreased by $1.4 million from $5.8 million at December 31, 2013 to $4.4 million at December 31, 2014. At December 31, 2014, $1.6 million of performing loans were classified as substandard. Further deterioration in the credit quality of individual performing substandard loans or other adverse circumstances could result in the need to place these loans on nonperforming status.

At December 31, 2014 and December 31, 2013, the Company's recorded investment in impaired loans totaled $8.6 million and $9.8 million, respectively. The specific allowance for loan losses related to impaired loans totaled $564 thousand and $629 thousand at December 31, 2014 and December 31, 2013, respectively. Additionally, $0.7 million has been charged off against the impaired loans at December 31, 2014 and December 31 2013.

It is the policy of management to make additions to the allowance for loan losses so that it remains appropriate to absorb the inherent risk of loss in the portfolio. Management believes that the allowance at December 31, 2014 is appropriate. However, the determination of the amount of the allowance is judgmental and subject to economic conditions which cannot be predicted with certainty. Accordingly, the Company cannot predict whether charge-offs of loans in excess of the allowance may occur in future periods.

OREO represents real property acquired by the Bank either through foreclosure or through a deed in lieu thereof from the borrower. Repossessed assets include vehicles and other commercial assets acquired under agreements with delinquent borrowers. OREO holdings represented fifteen properties totaling $3.6 million at December 31, 2014 and twenty-six properties totaling $6.4 million at December 31, 2013. During June 2014 the Company sold its largest property in OREO, a land development property with an OREO value of $2.2 million which represented 36% of the total OREO balance prior to sale. A gain of $28 thousand was recorded on the sale of this property. Nonperforming assets as a percentage of total assets were 1.90% at December 31, 2014 and 2.33% at December 31, 2013.

The following table provides a summary of the change in the number and balance of OREO properties for the years ended December 31, 2014 and 2013, dollars in thousands:

	Year Ended December 31,
	#	2014	#	2013
Beginning Balance	26	$6,399	40	$5,295
Additions	6	729	14	3,824
Dispositions	(17)	(3,298)	(28)	(2,234)
Provision from change in OREO valuation	-	(240)	-	(486)
Ending Balance	15	$3,590	26	$6,399

Investment Portfolio and Federal Funds Sold. Total investment securities were $90.3 million as of December 31, 2014 and December 31, 2013. During the twelve months ended December 31, 2014 we sold investment securities with a book balance of $16.2 million and recognized a gain on sale of $128 thousand. The investment portfolio at December 31, 2014 consisted of $77.3 million in securities of U.S. Government-sponsored agencies, 52 municipal securities totaling $12.5 million and one corporate security totaling $0.5 million. Included in the $90.3 million at December 31, 2013 were $89.0 million in securities of U.S. Government-sponsored agencies and six municipal securities totaling $1.3 million.

There were no Federal funds sold at December 31, 2014 and December 31, 2013; however, the Bank maintained interest earning balances at the Federal Reserve Bank (FRB) totaling $22.9 million at December 31, 2014 and $29.1 million at December 31, 2013. These balances currently earn 25 basis points.

The Company classifies its investment securities as available-for-sale or held-to-maturity. Currently all securities are classified as available-for-sale. Securities classified as available-for-sale may be sold to implement the Company's asset/liability management strategies and in response to changes in interest rates, prepayment rates and similar factors.

The following tables summarize the values of the Company's investment securities held on the dates indicated:

	December 31,
Available-for-sale (fair value)	2014	2013	2012
	(dollars in thousands)
U.S. Government-sponsored agencies	$7,002	$27,097	$38,442
U.S. Government-sponsored agency residential mortgage-backed securities	70,280	61,875	42,522
Municipal obligations	12,532	1,371	-
Corporate debt	506	-	-
Total	$90,320	$90,343	$80,964

The following table summarizes the maturities of the Company's securities at their carrying value, which represents fair value, and their weighted average tax equivalent yields at December 31, 2014. Mortgage-backed securities are included in maturity categories based on their stated maturity date. Expected maturities may differ from contractual maturities because the issuers may have the right to call or prepay obligations.

(dollars in thousands)	Within One Year		After One Through Five Years		After Five Through Ten Years		After Ten Years		Total
Available-for-sale (Fair Value)	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
U.S. Government- sponsored agencies	$-	-%	$7,002	1.22%	-	-%	-	-%	$7,002	1.22%
U.S. Government-sponsored agency residential mortgage-backed securities	-	-%	-	-%	$12,926	1.55%	$57,354	1.82%	70,280	1.77%
Municipal obligations	-	-%	-	-%	9,393	3.59%	3,139	4.05%	12,532	3.71%
Corporate debt	-	-%	506	2.02%	-	-%	-	-%	506	2.02%
Total	$-	-%	$7,508	1.27%	$22,319	2.41%	$60,493	1.94%	$90,320	2.00%

Deposits. During 2013 and continuing into 2014 we have experienced strong core deposit growth and have benefited from the closing of two branches of a large national bank in our service area. Total deposits increased by $18.5 million from $449 million at December 31, 2013 to $468 million at December 31, 2014. Core deposit growth remained strong in 2014 as evidenced by increases of $17.8 million in demand deposits and $12.3 million in savings accounts. Time deposits declined by $6.3 million, much of which we attribute to migration into other types of deposits given the low rates and lack of liquidity associated with time deposits. Interest-bearing transaction accounts (NOW) declined by $0.5 million and money market accounts declined by $4.8 million.

The Company continues to manage the mix of its deposits consistent with its identity as a community bank serving the financial needs of its customers. The following table shows the distribution of deposits by type at December 31, 2014 and 2013.

(dollars in thousands)	Balance at End of Period	Percent of Deposits in Each Category Total Loans	Balance at End of Period	Percent of Deposits in Each Category Total Loans
	12/31/14	12/31/14	12/31/13	12/31/13
Non-interest bearing	$180,649	38.6%	$162,816	36.2%
NOW	82,144	17.6%	82,687	18.4%
Money Market	42,499	9.1%	47,331	10.5%
Savings	106,257	22.7%	93,922	20.9%
Time	56,342	12.0%	62,683	14.0%
Total Deposits	$467,891	100%	$449,439	100%

Deposits represent the Bank's primary source of funds. Deposits are primarily core deposits in that they are demand, savings and time deposits generated from local businesses and individuals. These sources are considered to be relatively stable, long-term relationships thereby enhancing steady growth of the deposit base without major fluctuations in overall deposit balances. The Company experiences, to a small degree, some seasonality with the slower growth period between November through April, and the higher growth period from May through October. In order to assist in meeting any funding demands, the Company maintains a secured borrowing arrangement with the FHLB. There were no brokered deposits at December 31, 2014 or 2013.

The Company's time deposits of $100,000 or more had the following schedule of maturities at December 31, 2014:

(dollars in thousands)
Amount
Remaining Maturity:
Three months or less	$7,277
Over three months to six months	4,601
Over six months to 12 months	6,296
Over 12 months	4,283
Total	$22,457

Time deposits of $100,000 or more are generally from the Company's local business and individual customer base. The potential impact on the Company's liquidity from the withdrawal of these deposits is discussed at the Company's asset and liability management committee meetings, and is considered to be minimal.

Short-term Borrowing Arrangements. The Company is a member of the FHLB and can borrow up to $133,000,000 from the FHLB secured by commercial and residential mortgage loans with carrying values totaling $205,000,000. The Company is required to hold FHLB stock as a condition of membership. At December 31, 2014 and 2013, the Company held $2,380,000 and $2,226,000 of FHLB stock which is recorded as a component of other assets. Based on the level of stock holdings at December 31, 2014, the Company can borrow up to $50,600,000. To borrow the $133,000,000 in available credit the Company would need to purchase $3,900,000 in additional FHLB stock. In addition to its FHLB borrowing line, the Company has unsecured short-term borrowing agreements with three of its correspondent banks in the amounts of $11 million, $10 million and $10 million. There were no outstanding borrowings to the FHLB or the correspondent banks under these agreements at December 31, 2014 and 2013.

Note Payable. On October 24, 2013 the Bancorp issued a $3 million promissory note (the “Note”) payable to an unrelated commercial bank. The note bears interest at the U.S. "Prime Rate" plus three-quarters percent per annum, 4.00% at December 31, 2014 and 2013, has a term of 18 months and is secured by 100 shares of Plumas Bank stock representing the Company's 100% ownership interest in Plumas Bank. Interest expense related to this note for the years ended December 31, 2014 and 2013 totaled $111,000 and $23,000, respectively. Under the Note the Bank is subject to several negative and affirmative covenants including, but not limited to providing timely financial information, maintaining specified levels of capital, restrictions on additional borrowings, and meeting or exceeding certain capital and asset quality ratios. The Bank was in compliance with all such requirements at December 31, 2014 and December 31, 2013.

On July 28, 2014, Plumas Bancorp entered into a Renewal, Extension, and Modification of Loan Agreement (the “Agreement”) related to the Note. This Agreement provides for the following changes, among others:

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

On August 26, 2014 the Company made a $2 million payment on the Note reducing the outstanding balance to $1 million.

Repurchase Agreements. In 2011 Plumas Bank introduced a new product for their larger business customers which use repurchase agreements as an alternative to interest-bearing deposits. The balance in this product at December 31, 2014 was $9.6 million an increase of $0.5 million from the December 31, 2013 balance of $9.1 million. Interest paid on this product is similar to that which is paid on the Bank’s premium money market account; however, these are not deposits and are not FDIC insured.

Subordinated Debentures. On April 15, 2013, to help fund the repurchase of preferred stock during 2013, the Company issued a $7.5 million subordinated debenture. The subordinated debt bears an interest rate of 7.5% per annum, has a term of 8 years with no prepayment allowed during the first two years and was made in conjunction with an eight-year warrant to purchase up to 300,000 shares of the Bancorp’s common stock, no par value at an exercise price, subject to anti-dilution adjustments, of $5.25 per share. The effective yield on the debenture was 10.3% which was in excess of the 7.5% rate due to amortization of a $75 thousand commitment fee and a discount recorded on issuance of $318 thousand. Interest expense related to the subordinated debt for the years ended December 31, 2014 and 2013 totaled $756,000 and $541,000, respectively.

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

Junior Subordinated Deferrable Interest Debentures. Plumas Statutory Trust I and II are Connecticut business trusts formed by the Company with capital of $304,000 and $161,000, respectively, for the sole purpose of issuing trust preferred securities fully and unconditionally guaranteed by the Company. Under current applicable regulatory guidance, the amount of trust preferred securities (TRUPS) that is eligible as Tier 1 capital is limited to twenty-five percent of the Company's Tier 1 capital, as defined, on a pro forma basis. At December 31, 2014, all of the trust preferred securities that have been issued qualify as Tier 1 capital. Under Basel III guidelines the twenty-five percent limitation applies to Tier 1 capital exclusive of the TRUPS which we expect will result in a portion of the TRUPS not qualifying as Tier 1 capital. The amount of the TRUPS that does not qualify as Tier 1 capital will be included in Tier 2 capital.

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

Trust I’s Subordinated Debentures mature on September 26, 2032, bear a current interest rate of 3.66% (based on 3-month LIBOR plus 3.40%), with repricing and payments due quarterly. Trust II’s Subordinated Debentures mature on September 28, 2035, bear a current interest rate of 1.72% (based on 3-month LIBOR plus 1.48%), with repricing and payments due quarterly. The interest rate of the Trust Preferred Securities issued by Trust I adjust on each quarterly anniversary date to equal the 3-month LIBOR plus 3.40%. The Trust Preferred Securities issued by Trust II adjust on each quarterly anniversary date to equal the 3-month LIBOR plus 1.48%. Both Trusts I and II have the option to defer payment of the distributions for a period of up to five years, as long as the Company is not in default on the payment of interest on the Subordinated Debentures.

Interest expense recognized by the Company for the years ended December 31, 2014, 2013 and 2012 related to the subordinated debentures was $303,000, $313,000 and $344,000, respectively.

Capital Resources

Total shareholders’ equity increased by $5.9 million from $30.6 million at December 31, 2013 to $36.5 million at December 31, 2014. The $5.9 million includes earnings during the twelve month period totaling $4.7 million and a decrease in net unrealized loss on investment securities of $1.1 million with the balance of $0.1 million representing stock option activity.

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

The following tables present the capital ratios for the Company and the Bank compared to the standards for bank holding companies and the regulatory minimum requirements for depository institutions as of December 31, 2014 and 2013 (amounts in thousands except percentage amounts).

	December 31, 2014		December 31, 2013
	Amount	Ratio	Amount	Ratio
Tier 1 Leverage Ratio
Plumas Bancorp and Subsidiary	$46,557	8.4%	$40,909	7.8%
Minimum regulatory requirement	22,157	4.0%	20,856	4.0%
Plumas Bank	53,925	9.8%	50,748	9.7%
Minimum requirement for “Well-Capitalized” institution under the prompt corrective action regulation	27,643	5.0%	26,026	5.0%
Minimum regulatory requirement	22,114	4.0%	20,821	4.0%

Tier 1 Risk-Based Capital Ratio
Plumas Bancorp and Subsidiary	46,557	11.4%	40,909	10.7%
Minimum regulatory requirement	16,358	4.0%	15,332	4.0%
Plumas Bank	53,925	13.2%	50,748	13.2%
Minimum requirement for “Well-Capitalized” institution under the prompt corrective action regulation	24,517	6.0%	22,986	6.0%
Minimum regulatory requirement	16,344	4.0%	15,324	4.0%

Total Risk-Based Capital Ratio
Plumas Bancorp and Subsidiary	59,128	14.5%	53,006	13.8%
Minimum regulatory requirement	32,715	8.0%	30,664	8.0%
Plumas Bank	59,039	14.4%	55,547	14.5%
Minimum requirement for “Well-Capitalized” institution under the prompt corrective action regulation	40,860	10.0%	38,310	10.0%
Minimum regulatory requirement	32,689	8.0%	30,648	8.0%

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

Basel III Capital Rules. In July, 2013, the federal bank regulatory agencies approved the final rules implementing the Basel Committee on Banking Supervision’s capital guidelines for U.S. banks. Under the final rules, minimum requirements will increase for both the quantity and quality of capital held by the Company and the Bank. The rules include a new common equity Tier 1 capital to risk-weighted assets ratio of 4.5% and a common equity Tier 1 capital conservation buffer of 2.5% of risk-weighted assets. The final rules also raise the minimum ratio of Tier 1 capital to risk-weighted assets from 4.0% to 6.0% and require a minimum leverage ratio of 4.0%. The final rules also implement strict eligibility criteria for regulatory capital instruments. Under current capital guidelines the Company’s subordinated debt qualifies as Tier 2 capital; however, under Basel III guidelines effective January 1, 2015 it does not qualify for regulatory capital. Additionally, the Basel III rules have reduced the amount of TRUPS that is eligible for inclusion in Tier 1 capital which will we expect will result in a portion of the TRUPS not qualifying as Tier 1 capital. The amount that does not qualify as Tier 1 capital will qualify as Tier 2 capital.

The phase-in period for the final rules begin on January 1, 2015, with full compliance with all of the final rule’s requirements phased in over a multi-year schedule. As of January 1, 2015, the Company’s and the Bank’s capital levels remained “well-capitalized” under the new rules.

Off-Balance Sheet Arrangements

Loan Commitments. In the normal course of business, there are various commitments outstanding to extend credits that are not reflected in the financial statements. Commitments to extend credit and letters of credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Annual review of commercial credit lines, letters of credit and ongoing monitoring of outstanding balances reduces the risk of loss associated with these commitments. As of December 31, 2014, the Company had $89.7 million in unfunded loan commitments and no letters of credit. This compares to $84.2 million in unfunded loan commitments and $60 thousand in letters of credit at December 31, 2013. Of the $89.7 million in unfunded loan commitments, $52.3 million and $37.4 million represented commitments to commercial and consumer customers, respectively. Of the total unfunded commitments at December 31, 2014, $41.7 million were secured by real estate, of which $14.8 million was secured by commercial real estate and $26.9 million was secured by residential real estate in the form of equity lines of credit. The commercial loan commitments not secured by real estate primarily represent business lines of credit, while the consumer loan commitments not secured by real estate primarily represent revolving credit card lines and overdraft protection lines. Since some of the commitments are expected to expire without being drawn upon the total commitment amounts do not necessarily represent future cash requirements.

Operating Leases. The Company leases one depository branch, three lending offices, one loan administration office and two non-branch automated teller machine locations. Total rental expenses under all operating leases were $192,000 and $154,000 during the years ended December, 31, 2014 and 2013, respectively. The expiration dates of the leases vary, with the first such lease expiring during 2015 and the last such lease expiring during 2016.

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

The Company is a member of the FHLB and can borrow up to $133,000,000 from the FHLB secured by commercial and residential mortgage loans with carrying values totaling $205,000,000. See “Short-term Borrowing Arrangements” for additional information on our FHLB borrowing capacity. In addition to its FHLB borrowing line, the Company has unsecured short-term borrowing agreements with three of its correspondent banks in the amounts of $11 million, $10 million and $10 million. There were no outstanding borrowings under the FHLB or the correspondent bank borrowing lines at December 31, 2014 or 2013.

Customer deposits are the Company’s primary source of funds. Total deposits increased by $18.5 million from $449 million at December 31, 2013 to $468 million at December 31, 2014. Deposits are held in various forms with varying maturities. The Company’s securities portfolio, Federal funds sold, FHLB advances, and cash and due from banks serve as the primary sources of liquidity, providing adequate funding for loans during periods of high loan demand. During periods of decreased lending, funds obtained from the maturing or sale of investments, loan payments, and new deposits are invested in short-term earning assets, such as cash held at the FRB, Federal funds sold and investment securities, to serve as a source of funding for future loan growth. Management believes that the Company’s available sources of funds, including borrowings, will provide adequate liquidity for its operations in the foreseeable future.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a smaller reporting company we are not required to provide the information required by this item.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The following consolidated financial statements of Plumas Bancorp and subsidiary, and report of the independent registered public accounting firm are included in the Annual Report of Plumas Bancorp to its shareholders for the years ended December 31, 2014, 2013 and 2012.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders

Plumas Bancorp and Subsidiary

Quincy, California

We have audited the accompanying consolidated balance sheets of Plumas Bancorp and Subsidiary (the “Company”) as of December 31, 2014 and the related consolidated statements of income and comprehensive income, changes in shareholders' equity and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Plumas Bancorp and Subsidiary as of December 31, 2014 and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ Vavrinek, Trine, Day & Co., LLP

Laguna Hills, California

March 19, 2015

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Shareholders and Board of Directors

Plumas Bancorp

Quincy, California

We have audited the accompanying consolidated balance sheet of Plumas Bancorp and Subsidiary (the "Company") as of December 31, 2013, and the related consolidated statements of income, comprehensive income, changes in shareholders' equity, and cash flows for each of the two years in the period ended December 31, 2013. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Plumas Bancorp and Subsidiary as of December 31, 2013, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2013 in conformity with accounting principles generally accepted in the United States of America.

/s/ Crowe Horwath LLP

Sacramento, California

March 20, 2014

PLUMAS BANCORP AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

December 31, 2014 and 2013

	2014	2013
ASSETS

Cash and cash equivalents	$45,574,000	$49,917,000
Investment securities available for sale	90,320,000	90,343,000
Loans, less allowance for loan losses of $5,451,000 in 2014 and $5,517,000 in 2013	366,787,000	334,374,000
Premises and equipment, net	11,642,000	12,519,000
Bank owned life insurance	11,845,000	11,504,000
Other real estate and vehicles acquired through foreclosure	3,603,000	6,459,000
Accrued interest receivable and other assets	9,091,000	10,609,000

Total assets	$538,862,000	$515,725,000

LIABILITIES AND SHAREHOLDERS' EQUITY

Deposits:
Non-interest bearing	$180,649,000	$162,816,000
Interest bearing	287,242,000	286,623,000

Total deposits	467,891,000	449,439,000

Repurchase agreements	9,626,000	9,109,000
Note payable	1,000,000	3,000,000
Subordinated debenture	7,454,000	7,295,000
Accrued interest payable and other liabilities	6,084,000	5,979,000
Junior subordinated deferrable interest debentures	10,310,000	10,310,000

Total liabilities	502,365,000	485,132,000

Commitments and contingencies (Note 12)

Shareholders' equity:
Serial preferred stock - no par value; 10,000,000 shares authorized; none outstanding	-	-
Common stock - no par value; 22,500,000 shares authorized; issued and outstanding – 4,799,139 at December 31, 2014 and 4,787,739 at December 31, 2013	6,312,000	6,249,000
Retained earnings	30,245,000	25,507,000
Accumulated other comprehensive loss	(60,000)	(1,163,000)

Total shareholders' equity	36,497,000	30,593,000

Total liabilities and shareholders' equity	$538,862,000	$515,725,000

The accompanying notes are an integral part of these consolidated financial statements.

PLUMAS BANCORP AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME

For the Years Ended December 31, 2014, 2013 and 2012

	2014	2013	2012
Interest income:
Interest and fees on loans	$19,495,000	$18,174,000	$17,427,000
Interest on investment securities:
Taxable	1,368,000	1,155,000	892,000
Exempt from Federal income taxes	147,000	7,000	-
Other	137,000	124,000	106,000

Total interest income	21,147,000	19,460,000	18,425,000

Interest expense:
Interest on deposits	516,000	600,000	847,000
Interest on note payable	111,000	23,000	-
Interest on subordinated debenture	756,000	541,000	-
Interest on junior subordinated deferrable interest debentures	303,000	313,000	344,000
Other	7,000	57,000	83,000

Total interest expense	1,693,000	1,534,000	1,274,000

Net interest income before provision for loan losses	19,454,000	17,926,000	17,151,000

Provision for loan losses	1,100,000	1,400,000	2,350,000

Net interest income after provision for loan losses	18,354,000	16,526,000	14,801,000

Non-interest income:
Service charges	4,108,000	3,912,000	3,617,000
Gain on sale of loans	1,396,000	1,399,000	1,324,000
Gain on sale of investments	128,000	-	403,000
Earnings on bank owned life insurance policies, net	341,000	344,000	345,000
Other	1,342,000	987,000	907,000

Total non-interest income	7,315,000	6,642,000	6,596,000

(Continued)

PLUMAS BANCORP AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME

(Continued)

For the Years Ended December 31, 2014, 2013 and 2012

	2014	2013	2012

Non-interest expenses:
Salaries and employee benefits	$9,474,000	$8,729,000	$8,968,000
Occupancy and equipment	2,902,000	2,874,000	3,023,000
Provision for losses on other real estate	240,000	486,000	907,000
Other	5,229,000	5,481,000	5,479,000

Total non-interest expenses	17,845,000	17,570,000	18,377,000

Income before income taxes	7,824,000	5,598,000	3,020,000

Provision for income taxes	3,086,000	2,167,000	1,070,000

Net income	4,738,000	3,431,000	1,950,000
Discount on redemption of preferred stock	-	565,000	-
Preferred stock dividends and discount accretion	-	(347,000)	(684,000)

Net income available to common shareholders	$4,738,000	$3,649,000	$1,266,000

Basic earnings per common share	$0.99	$0.76	$0.26

Diluted earnings per common share	$0.95	$0.75	$0.26

Common dividends per share	$-	$-	$-

The accompanying notes are an integral part of these consolidated financial statements.

PLUMAS BANCORP AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

For the Years Ended December 31, 2014, 2013 and 2012

	2014	2013	2012

Net Income	$4,738,000	$3,431,000	$1,950,000
Other comprehensive income (loss):
Change in net unrealized gain (loss)	2,006,000	(2,540,000)	695,000
Less: reclassification adjustments for net gains included in net income	(128,000)	-	(403,000)

Net unrealized holding gain (loss)	1,878,000	(2,540,000)	292,000

Related income tax effect:
Change in unrealized (gain) loss	(828,000)	1,048,000	(288,000)
Reclassification of gains included in net income	53,000	-	167,000

Income tax effect	(775,000)	1,048,000	(121,000)

Total other comprehensive income (loss)	1,103,000	(1,492,000)	171,000

Comprehensive income	$5,841,000	$1,939,000	$2,121,000

The accompanying notes are an integral part of these consolidated financial statements.

PLUMAS BANCORP AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

For the Years Ended December 31, 2014, 2013 and 2012

	Preferred Stock		Common Stock		Retained	Accumulated Other Comprehensive (Loss) Income	Total Shareholders’
	Shares	Amount	Shares	Amount	Earnings	(Net of Taxes)	Equity
Balance, January 1, 2012	11,949	$11,769,000	4,776,339	$5,998,000	$21,709,000	$158,000	$39,634,000

Net lncome					1,950,000		1,950,000
Other comprehensive loss						171,000	171,000
Preferred stock accretion		86,000			(86,000)		-
Stock-based compensation expense				95,000			95,000
Balance, December 31, 2012	11,949	11,855,000	4,776,339	6,093,000	23,573,000	329,000	41,850,000

Net lncome					3,431,000		3,431,000
Other comprehensive loss						(1,492,000)	(1,492,000)
Preferred stock accretion		94,000			(94,000)		-
Preferred stock dividends					(1,968,000)		(1,968,000)
Redemption of preferred stock	(11,949)	(11,384,000)					(11,384,000)
Discount on redemption of preferred stock		(565,000)			565,000		-
Exercise of stock options			11,400	34,000			34,000
Repurchase of common stock warrant				(234,000)			(234,000)
Issuance of common stock warrant				318,000			318,000
Stock-based compensation expense				38,000			38,000

Balance, December 31, 2013	-	-	4,787,739	6,249,000	25,507,000	(1,163,000)	30,593,000

Net lncome					4,738,000		4,738,000
Other comprehensive income						1,103,000	1,103,000
Exercise of stock options and tax effect			11,400	(18,000)			(18,000)
Stock-based compensation expense				81,000			81,000

Balance, December 31, 2014	-	$-	4,799,139	$6,312,000	$30,245,000	$(60,000)	$36,497,000

The accompanying notes are an integral part of these consolidated financial statements.

PLUMAS BANCORP AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Years Ended December 31, 2014, 2013 and 2012

	2014	2013	2012
Cash flows from operating activities:
Net income	$4,738,000	$3,431,000	$1,950,000
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	1,100,000	1,400,000	2,350,000
Change in deferred loan origination costs/fees, net	(752,000)	(667,000)	(629,000)
Stock-based compensation expense	81,000	38,000	95,000
Depreciation and amortization	1,306,000	1,408,000	1,354,000
Amortization of investment security premiums	487,000	445,000	525,000
Accretion of investment security discounts	(8,000)	(6,000)	(5,000)
Gain on sale of investments	(128,000)	-	(403,000)
Gain on sale of loans held for sale	(1,396,000)	(1,399,000)	(1,324,000)
Loans originated for sale	(22,063,000)	(17,609,000)	(21,154,000)
Proceeds from loan sales	21,592,000	21,733,000	20,084,000
Provision for losses on other real estate	240,000	486,000	907,000
Net (gain) loss on sale of other real estate and vehicles owned	(160,000)	(183,000)	9,000
Earnings on bank owned life insurance policies	(341,000)	(344,000)	(345,000)
Provision for deferred income taxes	1,165,000	2,085,000	1,042,000
(Increase) decrease in accrued interest receivable and other assets	(620,000)	613,000	632,000
Increase (decrease) in accrued interest payable and other liabilities	104,000	(724,000)	717,000
Net cash provided by operating activities	5,345,000	10,707,000	5,805,000

(Continued)

PLUMAS BANCORP AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Continued)

For the Years Ended December 31, 2014, 2013 and 2012

	2014	2013	2012

Cash flows from investing activities:
Proceeds from matured and called available- for-sale investment securities	$16,044,000	$14,000,000	$23,179,000
Proceeds from sale of available-for-sale securities	16,325,000	-	20,773,000
Purchases of available-for-sale investment securities	(40,511,000)	(34,734,000)	(75,214,000)
Proceeds from principal repayments from available-for-sale government-guaranteed mortgage-backed securities	9,692,000	8,376,000	8,390,000
Net increase in loans	(31,733,000)	(31,864,000)	(23,734,000)
Proceeds from sale of vehicles	318,000	148,000	81,000
Proceeds from sale of other real estate	3,399,000	2,404,000	3,714,000
Purchases of premises and equipment	(225,000)	(352,000)	(915,000)
Net cash used in investing activities	(26,691,000)	(42,022,000)	(43,726,000)

Cash flows from financing activities:
Net increase in demand, interest-bearing and savings deposits	24,793,000	45,770,000	30,221,000
Net decrease in time deposits	(6,341,000)	(7,893,000)	(9,799,000)
Net increase (decrease) in securities sold under agreements to repurchase	517,000	1,732,000	(902,000)
Issuance of subordinated debenture, net of discount	-	7,182,000	-
Issuance of common stock warrant	-	318,000	-
Issuance of note payable	-	3,000,000	-
Payment on note payable	(2,000,000)	-	-
Repurchase of common stock warrant	-	(234,000)	-
Redemption of preferred stock	-	(11,384,000)	-
Payment of cash dividend on preferred stock	-	(1,968,000)	-
Proceeds from exercise of stock options	34,000	34,000	-
Net cash provided by financing activities	17,003,000	36,557,000	19,520,000

(Decrease) increase in cash and cash equivalents	(4,343,000)	5,242,000	(18,401,000)

Cash and cash equivalents at beginning of year	49,917,000	44,675,000	63,076,000
Cash and cash equivalents at end of year	$45,574,000	$49,917,000	$44,675,000

(Continued)

PLUMAS BANCORP AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Continued)
For the Years Ended December 31, 2014, 2013 and 2012

	2014	2013	2012

Supplemental disclosure of cash flow information:

Cash paid during the year for:
Interest expense	$1,560,000	$2,438,000	$942,000
Income taxes	$1,916,000	$30,000	$2,000

Non-cash investing activities:
Real estate acquired through foreclosure	$729,000	$3,824,000	$1,208,000
Vehicles acquired through repossession	$211,000	$155,000	$65,000

The accompanying notes are an integral part of these consolidated financial statements.

PLUMAS BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	THE BUSINESS OF PLUMAS BANCORP

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

Plumas Statutory Trust I and Trust II are not consolidated into the Company's consolidated financial statements and, accordingly, are accounted for under the equity method. The Company's investment in Trust I of $304,000 and Trust II of $161,000 are included in accrued interest receivable and other assets on the consolidated balance sheet. The junior subordinated deferrable interest debentures issued and guaranteed by the Company and held by Trust I and Trust II are reflected as debt on the consolidated balance sheet.

The accounting and reporting policies of Plumas Bancorp and subsidiary conform with accounting principles generally accepted in the United States of America and prevailing practices within the banking industry.

Reclassifications

Certain reclassifications have been made to prior years’ balances to conform to the classifications used in 2014. These reclassifications had no impact on the Company’s consolidated financial position, results of operations or net change in cash and cash equivalents.

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

Cash and Cash Equivalents

For the purpose of the statement of cash flows, cash and due from banks and Federal funds sold are considered to be cash equivalents. Generally, Federal funds are sold for one day periods. Cash held with other federally insured institutions in excess of FDIC limits as of December 31, 2014 was $12.0 million. Net cash flows are reported for customer loans and deposit transactions and repurchase agreements.

PLUMAS BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

3.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Investment Securities

Investments are classified into one of the following categories:

●

Available-for-sale securities reported at fair value, with unrealized gains and losses excluded from earnings and reported, net of taxes, as accumulated other comprehensive income (loss) within shareholders' equity.

●

Held-to-maturity securities, which management has the positive intent and ability to hold, reported at amortized cost, adjusted for the accretion of discounts and amortization of premiums. As of December 31, 2014 and 2013 the Company did not have any investment securities classified as held-to-maturity.

Management determines the appropriate classification of its investments at the time of purchase and may only change the classification in certain limited circumstances.

As of December 31, 2014 and 2013 the Company did not have any investment securities classified as trading and gains or losses on the sale of securities are computed on the specific identification method. Interest earned on investment securities is reported in interest income, net of applicable adjustments for accretion of discounts and amortization of premiums accounted for by the level yield method with no pre-payment anticipated.

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

Investment in Federal Home Loan Bank Stock

As a member of the Federal Home Loan Bank (FHLB) System, the Bank is required to maintain an investment in the capital stock of the FHLB. The investment is carried at cost classified as a restricted security, and periodically evaluated for impairment based on ultimate recovery of par value. At December 31, 2014 and 2013, FHLB stock totaled $2,380,000 and $2,226,000, respectively. On the consolidated balance sheet, FHLB stock is included in accrued interest receivable and other assets.

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

As of December 31, 2014 and 2013 the Company had $3.0 million and $2.8 million, respectively in government guaranteed loans held for sale. Loans held for sale are recorded at the lower of cost or fair value and therefore may be reported at fair value on a non-recurring basis. The fair values for loans held for sale are based on either observable transactions of similar instruments or formally committed loan sale prices.

Government guaranteed loans with unpaid balances of $76,797,000 and $70,212,000 were being serviced for others at December 31, 2014 and 2013, respectively.

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

Loans Held for Sale, Loan Sales and Servicing (continued)

The Company's investment in the loan is allocated between the retained portion of the loan, the servicing asset, the interest-only (IO) strip, and the sold portion of the loan based on their fair values on the date the loan is sold. The gain on the sold portion of the loan is recognized as income at the time of sale.

The carrying value of the retained portion of the loan is discounted based on the estimated value of a comparable non-guaranteed loan. The servicing asset is recognized and amortized over the estimated life of the related loan. Assets (accounted for as IO strips) are recorded at the fair value of the difference between note rates and rates paid to purchasers (the interest spread) and contractual servicing fees, if applicable. IO strips are carried at fair value with gains or losses recorded as a component of shareholders' equity, similar to available-for-sale investment securities. Significant future prepayments of these loans will result in the recognition of additional amortization of related servicing assets and an adjustment to the carrying value of related IO strips.

Loans

Loans that management has the intent and ability to hold for foreseeable future or until maturity or payoff are reported at the principal balance outstanding, net of purchase premiums or discounts, deferred loan fees and costs, and an allowance for loan losses. Loans, if any, that are transferred from loans held for sale are carried at the lower of principal balance or market value at the date of transfer, adjusted for accretion of discounts. Interest is accrued daily based upon outstanding loan balances. However, when, in the opinion of management, loans are considered to be impaired and the future collectability of interest and principal is in serious doubt, loans are placed on nonaccrual status and the accrual of interest income is suspended. Any interest accrued but unpaid is charged against income. Payments received are applied to reduce principal to the extent necessary to ensure collection. A loan is moved to non-accrual status in accordance with the Company’s policy, typically after 90 days of non-payment unless well secured and in the process of collection. Past due status is based on the contractual terms of the loan. Subsequent payments on these loans, or payments received on nonaccrual loans for which the ultimate collectability of principal is not in doubt, are applied first to earned but unpaid interest and then to principal. Loans are returned to accrual status when all the principal and interest amounts contractually due are brought current and future payments are reasonably assured.

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

Loans (continued)

When the Company acquires such loans, the yield that may be accreted (accretable yield) is limited to the excess of the Company's estimate of undiscounted cash flows expected to be collected over the Company's initial investment in the loan. The excess of contractual cash flows over cash flows expected to be collected may not be recognized as an adjustment to yield, loss, or a valuation allowance.

Subsequent increases in cash flows expected to be collected generally should be recognized prospectively through adjustment of the loan's yield over its remaining life. Decreases in cash flows expected to be collected should be recognized as an impairment.

The Company may not "carry over" or create a valuation allowance in the initial accounting for loans acquired under these circumstances. At December 31, 2014 and 2013, there were no such loans being accounted for under this policy.

Allowance for Loan Losses

The allowance for loan losses is an estimate of probable incurred credit losses inherent in the Company's loan portfolio that have been incurred as of the balance-sheet date. The allowance is established through a provision for loan losses which is charged to expense. Additions to the allowance are expected to maintain the adequacy of the total allowance after credit losses and loan growth. Loan losses are charged against the allowance when management believes the uncollectibility of a loan balance is confirmed. Subsequent recoveries, if any, are credited to the allowance. The overall allowance consists of two primary components, specific reserves related to impaired loans and general reserves for inherent losses related to loans that are not impaired but collectively evaluated for impairment.

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

Allowance for Loan Losses (continued)

Commercial – Commercial loans are generally underwritten to existing cash flows of operating businesses. Debt coverage is provided by business cash flows and economic trends influenced by unemployment rates and other key economic indicators are closely correlated to the credit quality of these loans.

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

Allowance for Loan Losses (continued)

Although management believes the allowance to be adequate, ultimate losses may vary from its estimates. At least quarterly, the Board of Directors and management review the adequacy of the allowance, including consideration of the relative risks in the portfolio, current economic conditions and other factors. If the Board of Directors and management determine that changes are warranted based on those reviews, the allowance is adjusted. In addition, the Company's primary regulators, the FDIC and DBO, as an integral part of their examination process, review the adequacy of the allowance. These regulatory agencies may require additions to the allowance based on their judgment about information available at the time of their examinations.

The Company also maintains a separate allowance for off-balance-sheet commitments. Management estimates anticipated losses using historical data and utilization assumptions. The allowance for these commitments totaled $141,000 at December 31, 2014 and 2013, respectively and is included in accrued interest payable and other liabilities in the consolidated balance sheet.

Other Real Estate

Other real estate owned relates to real estate acquired in full or partial settlement of loan obligations, which was $3,590,000 ($5,884,000 less a valuation allowance of $2,294,000) at December 31, 2014 and $6,399,000 ($9,065,000 less a valuation allowance of $2,666,000) at December 31, 2013. Proceeds from sales of other real estate owned totaled $3,399,000, $2,404,000 and $3,714,000 for the years ended December 31, 2014, 2013 and 2012, respectively. For the year ended December 31, 2014 and 2013 the Company recorded gains on sale of other real estate owned of $101,000 and $171,000, respectively. For the year ended December 31, 2012 the Company recorded a loss on sale of other real estate owned of $16,000. Other real estate owned is initially recorded at fair value less cost to sell when acquired, any excess of the Bank's recorded investment in the loan balance and accrued interest income over the estimated fair value of the property less costs to sell is charged against the allowance for loan losses. A valuation allowance for losses on other real estate is maintained to provide for temporary declines in value. The allowance is established through a provision for losses on other real estate which is included in other expenses. Subsequent gains or losses on sales or write-downs resulting from permanent impairment are also recorded in other expenses as incurred.

The following table provides a summary of the change in the OREO balance for the years ended December 31, 2014 and 2013:

	Year Ended December 31,
	2014	2013
Beginning balance	$6,399,000	$5,295,000
Additions	729,000	3,824,000
Dispositions	(3,298,000)	(2,234,000)
Write-downs	(240,000)	(486,000)
Ending balance	$3,590,000	$6,399,000

PLUMAS BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

3.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

Premises and Equipment

Land is carried at cost. Premises and equipment are stated at cost less accumulated depreciation. Depreciation is determined using the straight-line method over the estimated useful lives of the related assets. The useful lives of premises are estimated to be twenty to thirty years. The useful lives of furniture, fixtures and equipment are estimated to be two to ten years. Leasehold improvements are amortized over the life of the asset or the life of the related lease, whichever is shorter. When assets are sold or otherwise disposed of, the cost and related accumulated depreciation or amortization are removed from the accounts, and any resulting gain or loss is recognized in income for the period. The cost of maintenance and repairs is charged to expense as incurred. The Company evaluates premises and equipment for financial impairment as events or changes in circumstances indicate that the carrying amount of such assets may not be fully recoverable.

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

Interest expense and penalties associated with unrecognized tax benefits, if any, are classified as income tax expense in the consolidated income statement. There have been no significant changes to unrecognized tax benefits or accrued interest and penalties for the years ended December 31, 2014 and 2013.

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

Comprehensive Income

Comprehensive income consists of net income and other comprehensive income. Other comprehensive income includes unrealized gains and losses on securities available for sale which are also recognized as separate components of equity. There were no sales of available for sale investment securities during the year ended December 31, 2013. The amount reclassified out of other accumulated comprehensive income relating to realized gains on securities available for sale was $128,000 and $403,000 for 2014 and 2012, with the related tax effect of $53,000 and $167,000, respectively.

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

Stock-Based Compensation

Compensation expense related to the Company’s Stock Option Plans, net of related tax benefit, recorded in 2014, 2013 and 2012 totaled $75,000, $37,000 and $93,000 or $0.02, $0.01 and $0.02 per diluted share, respectively. Compensation expense is recognized over the vesting period on a straight line accounting basis.

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

During 2014 the Company granted options to purchase 110,400 shares of common stock. The fair value of each option was estimated on the date of grant using the following assumptions.

2014
Expected life of stock options (in years)	5.2
Risk free interest rate	1.64%
Volatility	63.8%
Dividend yields	2.00%
Weighted-average fair value of options granted during the year	$3.02

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

Pending Accounting Pronouncements (continued)

The amendments in ASU 2014-9 are effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period and early application is not allowed. The Company is currently evaluating the effects of ASU 2014-09 on its financial statements and disclosures, if any.

In June 2014, the FASB issued ASU No. 2014-11, Repurchase-to-Maturity Transactions, Repurchase Financings, and Disclosures. The Update improves the financial reporting of repurchase agreements and other similar transactions through a change in accounting for repurchase-to-maturity transactions and repurchase financings, and the introduction of two new disclosure requirements. New disclosures are required for (1) transfers accounted for as sales in transactions that are economically similar to repurchase agreements, in which the transferor retains substantially all of the exposure to the economic return on the transferred financial asset throughout the term of the transaction and (2) repurchase agreements, securities lending transactions, and repurchase-to-maturity transactions accounted for as secured borrowings about the nature of collateral pledged and the time to maturity of those transactions. The Company is currently evaluating the effects of ASU 2014-011 on its financial statements and disclosures, if any.

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

Fair Value of Financial Instruments

The carrying amounts and estimated fair values of financial instruments, at December 31, 2014 and December 31, 2013 are as follows:

		Fair Value Measurements at December 31, 2014 Using:
	Carrying Value	Level 1	Level 2	Level 3	Total Fair Value
Financial assets:
Cash and cash equivalents	$45,574,000	$45,574,000			$45,574,000
Investment securities	90,320,000		$90,320,000		90,320,000
Loans, net	366,787,000			$368,442,000	368,442,000
FHLB stock	2,380,000				N/A
Accrued interest receivable	1,727,000		281,000	1,446,000	1,727,000
Financial liabilities:
Deposits	467,891,000	411,549,000	56,364,000		467,913,000
Repurchase agreements	9,626,000		9,626,000		9,626,000
Note payable	1,000,000			1,000,000	1,000,000
Subordinated debenture	7,454,000			7,313,000	7,313,000
Junior subordinated deferrable interest debentures	10,310,000			6,636,000	6,636,000
Accrued interest payable	72,000	7,000	47,000	18,000	72,000

		Fair Value Measurements at December 31, 2013 Using:
	Carrying Value	Level 1	Level 2	Level 3	Total Fair Value
Financial assets:
Cash and cash equivalents	$49,917,000	$49,917,000			$49,917,000
Investment securities	90,343,000		$90,343,000		90,343,000
Loans, net	334,374,000			$337,392,000	337,392,000
FHLB stock	2,226,000				N/A
Accrued interest receivable	1,691,000		260,000	1,431,000	1,691,000
Financial liabilities:
Deposits	449,439,000	386,757,000	62,743,000		449,500,000
Repurchase agreements	9,109,000		9,109,000		9,109,000
Note payable	3,000,000			3,000,000	3,000,000
Subordinated debenture	7,295,000			7,121,000	7,121,000
Junior subordinated deferrable interest debentures	10,310,000			7,193,000	7,193,000
Accrued interest payable	98,000	6,000	58,000	34,000	98,000

PLUMAS BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

4.	FAIR VALUE MEASUREMENTS (Continued)

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

Subordinated debentures and Junior subordinated deferrable interest debentures: The fair values of the Company’s Subordinated Debentures are estimated using discounted cash flow analyses based on the current borrowing rates for similar types of borrowing arrangements resulting in a Level 3 classification.

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

The following tables present information about the Company’s assets and liabilities measured at fair value on a recurring and non-recurring basis as of December 31, 2014 and December 31, 2013, and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value:

Assets and liabilities measured at fair value on a recurring basis at December 31, 2014 are summarized below:

		Fair Value Measurements at December 31, 2014 Using

		Quoted Prices in
		Active Markets for	Significant Other	Significant
	Total Fair	Identical Assets	Observable Inputs	Unobservable
	Value	(Level 1)	(Level 2)	Inputs (Level 3)
Assets:
U.S. Government-sponsored agencies	$7,002,000		$7,002,000
U.S. Government-sponsored agencies collateralized by mortgage obligations- residential	70,280,000		70,280,000
Obligations of states and political subdivisions	12,532,000		12,532,000
Corporate debt	506,000		506,000
	$90,320,000	$-	$90,320,000	$-

PLUMAS BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

4.	FAIR VALUE MEASUREMENTS (Continued)

Assets and liabilities measured at fair value on a recurring basis at December 31, 2013 are summarized below:

		Fair Value Measurements at December 31, 2013 Using

		Quoted Prices in
		Active Markets for	Significant Other	Significant
	Total Fair	Identical Assets	Observable Inputs	Unobservable Inputs
	Value	(Level 1)	(Level 2)	(Level 3)
Assets:
U.S. Government-sponsored agencies	$27,097,000		$27,097,000
U.S. Government-sponsored agencies collateralized by mortgage obligations- residential	61,875,000		61,875,000
Obligations of states and political subdivisions	1,371,000		1,371,000

	$90,343,000	$-	$90,343,000	$-

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

PLUMAS BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

4.	FAIR VALUE MEASUREMENTS (Continued)

Assets and liabilities measured at fair value on a non-recurring basis at December 31, 2014 are summarized below:

		Fair Value Measurements at December 31, 2014 Using

		Quoted Prices in		Significant
		Active Markets for	Significant Other	Unobservable	Total
	Total Fair	Identical Assets	Observable Inputs	Inputs	Gains
	Value	(Level 1)	(Level 2)	(Level 3)	(Losses)
Assets:
Impaired loans:
Commercial	$-	$-	$-	$-	$-
Agricultural	-			-	-
Real estate – residential	838,000			838,000	(16,000)
Real estate – commercial	1,479,000			1,479,000	(43,000)
Real estate – construction and land development	27,000			27,000	(62,000)
Equity lines of credit	80,000			80,000	(4,000)
Auto	-			-	-
Other	-			-	-
Total impaired loans	2,424,000	-	-	2,424,000	(125,000)
Other real estate:
Real estate – residential	146,000			146,000	(17,000)
Real estate – commercial	1,052,000			1,052,000	(33,000)
Real estate – construction and land development	1,984,000			1,984,000	(138,000)
Equity lines of credit	408,000			408,000	(52,000)
Total other real estate	3,590,000	-	-	3,590,000	(240,000)
	$6,014,000	$-	$-	$6,014,000	$(365,000)

PLUMAS BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

4.	FAIR VALUE MEASUREMENTS (Continued)

Assets and liabilities measured at fair value on a non-recurring basis at December 31, 2013 are summarized below:

		Fair Value Measurements at December 31, 2013 Using
	Total Fair	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs	Total Gains
	Value	(Level 1)	(Level 2)	(Level 3)	(Losses)
Assets:
Impaired loans:
Commercial	$767,000	$-	$-	$767,000	$(16,000)
Agricultural	-			-	-
Real estate – residential	28,000			28,000	(38,000)
Real estate – commercial	1,377,000			1,377,000	(28,000)
Real estate – construction and land development	-			-	(28,000)
Equity lines of credit	360,000			360,000	86,000
Auto	-			-	-
Other	-			-	-
Total impaired loans	2,532,000	-	-	2,532,000	(24,000)
Other real estate:
Real estate – residential	873,000			873,000	(101,000)
Real estate – commercial	983,000			983,000	(9,000)
Real estate – construction and land development	4,289,000			4,289,000	(376,000)
Equity lines of credit	254,000			254,000	-
Total other real estate	6,399,000	-	-	6,399,000	(486,000)
	$8,931,000	$-	$-	$8,931,000	$(510,000)

The Company has no liabilities which are reported at fair value.

The following methods were used to estimate fair value.

Impaired Loans: The fair value of collateral dependent impaired loans with specific allocations of the allowance for loan losses or loans that have been subject to partial charge-offs are generally based on recent real estate appraisals. These appraisals may utilize a single valuation approach or a combination of approaches including comparable sales and the income approach. Adjustments are routinely made in the appraisal process by the independent appraisers to adjust for differences between the comparable sales and income data available. Such adjustments are usually significant and typically result in a Level 3 classification of the inputs for determining fair value. Total losses of $125,000 and $24,000 represent impairment charges recognized during the years ended December 31, 2014 and 2013, respectively, related to the above impaired loans.

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

The following table presents quantitative information about Level 3 fair value measurements for financial instruments measured at fair value on a non-recurring basis at December 31, 2014 and 2013 (dollars in thousands):

					Range				Range
Description	Fair Value 12/31/2014	Fair Value 12/31/2013	Valuation Technique	Significant Unobservable Input	(Weighted Average) 12/31/2014				(Weighted Average) 12/31/2013
Impaired Loans:
Commercial	$-	$767	Sales Comparison	Adjustment for differences between comparable sales	N/A				0%		(0%)

Agricultural	$-	$-	Sales Comparison	Adjustment for differences between comparable sales	N/A				N/A

RE – Residential	$838	$28	Sales Comparison	Adjustment for differences between comparable sales	8%		(8%)		8%		(8%)

RE – Commercial	$1,479	$1,377	Sales Comparison	Adjustment for differences between comparable sales	9%	-	12%	(10%)	10%	-	12%	(11%)

Land and Construction	$27	$-	Sales Comparison	Adjustment for differences between comparable sales	8%		(8%)		N/A

Equity Lines of Credit	$80	$360	Sales Comparison	Adjustment for differences between comparable sales	8%		(8%)		8%		(8%)
Other Real Estate:
RE – Residential	$146	$873	Sales Comparison	Adjustment for differences between comparable sales	10%		(10%)		10%		(10%)
Land and Construction	$1,984	$4,289	Sales Comparison	Adjustment for differences between comparable sales	10%		(10%)		10%		(10%)
RE – Commercial	$1,052	$983	Sales Comparison	Adjustment for differences between comparable sales	10%		(10%)		10%		(10%)
Equity Lines of Credit	$408	$254	Sales Comparison	Adjustment for differences between comparable sales	10%		(10%)		10%		(10%)

PLUMAS BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

5.	INVESTMENT SECURITIES

The amortized cost and estimated fair value of investment securities at December 31, 2014 and 2013 consisted of the following:

Available-for-Sale	2014
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Debt securities:
U.S. Government-sponsored agencies	$7,003,000	$19,000	$(20,000)	$7,002,000

U.S. Government-sponsored agencies collateralized by mortgage obligations-residential	70,610,000	192,000	(522,000)	70,280,000

Obligations of states and political subdivisions	12,307,000	234,000	(9,000)	12,532,000

Corporate debt	502,000	4,000	-	506,000
	$90,422,000	$449,000	$(551,000)	$90,320,000

Net unrealized loss on available-for-sale investment securities totaling $102,000 were recorded, net of $42,000 in tax benefits, as accumulated other comprehensive income within shareholders' equity at December 31, 2014. During the year ended December 31, 2014 the Company sold fourteen available-for-sale investment securities for total proceeds of $16,325,000 recording a $128,000 gain on sale. The Company realized a gain on sale from thirteen of these securities totaling $134,000 and a loss on sale on one security of $6,000.

Available-for-Sale	2013
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Debt securities:
U.S. Government-sponsored agencies	$27,132,000	$40,000	$(75,000)	$27,097,000

U.S. Government-sponsored agencies collateralized by mortgage obligations-residential	63,807,000	22,000	(1,954,000)	61,875,000

Obligations of states and political subdivisions	1,384,000	4,000	(17,000)	1,371,000
	$92,323,000	$66,000	$(2,046,000)	$90,343,000

PLUMAS BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

5.	INVESTMENT SECURITIES (Continued)

Net unrealized loss on available-for-sale investment securities totaling $1,980,000 were recorded, net of $817,000 in tax benefits, as accumulated other comprehensive income within shareholders' equity at December 31, 2013. No securities were sold during the year ended December 31, 2013

Net unrealized gains on available-for-sale investment securities totaling $561,000 were recorded, net of $232,000 in tax expense, as accumulated other comprehensive income within shareholders' equity at December 31, 2012. During the year ended December 31, 2012, the Company sold twenty-five available-for-sale investment securities for $20,773,000, recording a $403,000 gain on sale. No securities were sold at a loss.

There were no transfers of available-for-sale investment securities during the years ended December 31, 2014, 2013 or 2012. There were no securities classified as held-to-maturity at December 31, 2014 or December 31, 2013.

Investment securities with unrealized losses at December 31, 2014 and 2013 are summarized and classified according to the duration of the loss period as follows:

December 31, 2014
	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Debt securities:
U.S. Government- sponsored agencies	$994,000	$6,000	$2,985,000	$14,000	$3,979,000	$20,000

U.S. Government agencies collateralized by mortgage obligations-residential	4,504,000	17,000	28,643,000	505,000	33,147,000	522,000

Obligations of states and political subdivisions	2,014,000	9,000	-	-	2,014,000	9,000
	$7,512,000	$32,000	$31,628,000	$519,000	$39,140,000	$551,000

December 31, 2013
	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Debt securities:
U.S. Government- sponsored agencies	$5,930,000	$75,000	$-	$-	$5,930,000	$75,000

U.S. Government agencies collateralized by mortgage obligations-residential	53,603,000	1,700,000	4,317,000	254,000	57,920,000	1,954,000

Obligations of states and political subdivisions	928,000	17,000	-	-	928,000	17,000
	$60,461,000	$1,792,000	$4,317,000	$254,000	$64,778,000	$2,046,000

PLUMAS BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

5.	INVESTMENT SECURITIES (Continued)

At December 31, 2014, the Company held 120 securities of which 42 were in a loss position. Of the securities in a loss position, 14 were in a loss position for less than twelve months. Of the 42 securities 4 are U.S. Government-sponsored agencies 29 are U.S. Government-sponsored agencies collateralized by residential mortgage obligations and 9 were obligations of states and political subdivisions. The unrealized losses relate principally to market rate conditions. All of the securities continue to pay as scheduled. When analyzing an issuer’s financial condition, management considers the length of time and extent to which the market value has been less than cost; the historical and implied volatility of the security; the financial condition of the issuer of the security; and the Company’s intent and ability to hold the security to recovery. As of December 31, 2014, management does not have the intent to sell these securities nor does it believe it is more likely than not that it will be required to sell these securities before the recovery of its amortized cost basis. Based on the Company’s evaluation of the above and other relevant factors, the Company does not believe the securities that are in an unrealized loss position as of December 31, 2014 are other than temporarily impaired.

The amortized cost and estimated fair value of investment securities at December 31, 2014 by contractual maturity are shown below. Expected maturities will differ from contractual maturities because the issuers of the securities may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized Cost	Estimated Fair Value
After one year through five years	$7,505,000	$7,508,000
After five years through ten years	9,240,000	9,393,000
After ten years	3,067,000	3,139,000
Investment securities not due at a single maturity date:
Government-sponsored mortgage-backed securities	70,610,000	70,280,000
	$90,422,000	$90,320,000

Investment securities with amortized costs totaling $57,793,000 and $54,373,000 and estimated fair values totaling $57,636,000 and $53,493,000 at December 31, 2014 and 2013, respectively, were pledged to secure deposits and repurchase agreements.

PLUMAS BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

6.	LOANS AND THE ALLOWANCE FOR LOAN LOSSES

Outstanding loans are summarized below:

	December 31,
	2014	2013
Commercial	$31,465,000	$32,612,000
Agricultural	35,355,000	30,647,000
Real estate – residential	29,284,000	31,322,000
Real estate – commercial	163,306,000	155,942,000
Real estate – construction and land development	24,572,000	17,793,000
Equity lines of credit	38,972,000	35,800,000
Auto	44,618,000	30,305,000
Other	2,818,000	4,130,000
	370,390,000	338,551,000

Deferred loan costs, net	1,848,000	1,340,000
Allowance for loan losses	(5,451,000)	(5,517,000)
	$366,787,000	$334,374,000

Changes in the allowance for loan losses were as follows:

	Year Ended December 31,
	2014	2013	2012
Balance, beginning of year	$5,517,000	$5,686,000	$6,908,000
Provision charged to operations	1,100,000	1,400,000	2,350,000
Losses charged to allowance	(1,913,000)	(1,915,000)	(3,901,000)
Recoveries	747,000	346,000	329,000
Balance, end of year	$5,451,000	$5,517,000	$5,686,000

The recorded investment in impaired loans totaled $8,582,000 and $9,815,000 at December 31, 2014 and 2013, respectively. The Company had specific allowances for loan losses of $564,000 on impaired loans of $2,401,000 at December 31, 2014 as compared to specific allowances for loan losses of $629,000 on impaired loans of $2,322,000 at December 31, 2013. The balance of impaired loans in which no specific reserves were required totaled $6,181,000 and $7,493,000 at December 31, 2014 and 2013, respectively. The average recorded investment in impaired loans for the years ended December 31, 2014, 2013 and 2012 was $8,070,000 $10,182,000 and $19,816,000, respectively. The Company recognized $152,000, $298,000 and $597,000 in interest income on impaired loans during the years ended December 31, 2014, 2013 and 2012, respectively. Of these amounts, $31,000, $22,000 and $192,000 were recognized on the cash basis, respectively.

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

The carrying value of troubled debt restructurings at December 31, 2014 and December 31, 2013 was $5,738,000 and $7,616,000, respectively. The Company has allocated $319,000 and $284,000 of specific reserves on loans to customers whose loan terms have been modified in troubled debt restructurings as of December 31, 2014 and December 31, 2013, respectively. The Company has not committed to lend additional amounts on loans classified as troubled debt restructurings at December 31, 2014 and December 31, 2013.

During the twelve month period ended December 31, 2014, the terms of certain loans were modified as troubled debt restructurings. Modifications involving a reduction of the stated interest rate of the loan was for periods ranging from 1 month to 10 years. During the twelve month period ended December 31, 2013, the terms of certain loans were modified as troubled debt restructurings. Modifications involving a reduction of the stated interest rate of the loan was for periods ranging from 1 month to 10 years. For the periods described above, modifications involving an extension of the maturity date were for periods ranging from 1 month to 10 years

The following table presents loans by class modified as troubled debt restructurings that occurred during the twelve months ending December 31, 2014:

	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Recorded Investment
Troubled Debt Restructurings:
Auto	2	$29,000	$29,000

The troubled debt restructurings described above resulted in no allowance for loan losses or charge-offs during the year ending December 31, 2014.

The following table presents loans by class modified as troubled debt restructurings that occurred during the twelve months ending December 31, 2013:

	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Recorded Investment
Troubled Debt Restructurings:
Auto	1	$8,000	$7,000
Other	1	9,000	9,000
Total	2	$17,000	$16,000

The troubled debt restructurings described above resulted in no allowance for loan losses or charge-offs during the year ending December 31, 2013.

PLUMAS BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

6.	LOANS AND THE ALLOWANCE FOR LOAN LOSSES (Continued)

There were no troubled debt restructurings for which there was a payment default within twelve months following the modification during the twelve months ended December 31, 2014.

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

The terms of certain other loans were modified during the years ending December 31, 2014 and 2013 that did not meet the definition of a troubled debt restructuring. These loans have a total recorded investment as of December 31, 2014 and 2013 of $27 million and $14 million, respectively.

These loans which were modified during the years ended December 31, 2014 and 2013 did not meet the definition of a troubled debt restructuring as the modification was a delay in a payment ranging from 30 days to 3 months that was considered to be insignificant or the borrower was not considered to be experiencing financial difficulties.

At December 31, 2014 and 2013, nonaccrual loans totaled $6,625,000 and $5,519,000, respectively. Interest foregone on nonaccrual loans totaled $345,000, $280,000 and $646,000 for the twelve months ended December 31, 2014, 2013 and 2012, respectively. The Company recognized $31,000, $22,000 and $192,000 in interest income on nonaccrual loans during the years ended December 31, 2014, 2013 and 2012, respectively. Loans past due 90 days or more and on accrual status totaled $0 and $17,000 at December 31, 2014 and 2013, respectively.

Salaries and employee benefits totaling $1,441,000, $1,337,000 and $953,000 have been deferred as loan origination costs during the years ended December 31, 2014, 2013 and 2012, respectively.

PLUMAS BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

LOANS AND THE ALLOWANCE FOR LOAN LOSSES (Continued)

The following tables show the loan portfolio allocated by management's internal risk ratings at the dates indicated, in thousands:

December 31, 2014	Commercial Credit Exposure
	Credit Risk Profile by Internally Assigned Grade
	Commercial	Agricultural	Real Estate-Residential	Real Estate-Commercial	Real Estate-Construction	Equity LOC	Total
Grade:
Pass	$30,176	$34,609	$28,048	$156,329	$22,924	$38,373	$310,459
Watch	789	355	233	2,297	537	146	4,357
Substandard	500	391	1,003	4,680	1,111	453	8,138
Doubtful	-	-	-	-	-	-	-
Total	$31,465	$35,355	$29,284	$163,306	$24,572	$38,972	$322,954

December 31, 2013	Commercial Credit Exposure
	Credit Risk Profile by Internally Assigned Grade
	Commercial	Agricultural	Real Estate-Residential	Real Estate-Commercial	Real Estate-Construction	Equity LOC	Total
Grade:
Pass	$30,477	$30,213	$30,007	$147,605	$17,733	$34,742	$290,777
Watch	1,420	345	346	3,484	-	157	5,752
Substandard	665	89	969	4,853	60	890	7,526
Doubtful	50	-	-	-	-	11	61
Total	$32,612	$30,647	$31,322	$155,942	$17,793	$35,800	$304,116

	Consumer Credit Exposure			Consumer Credit Exposure
	Credit Risk Profile Based on Payment Activity			Credit Risk Profile Based on Payment Activity
	December 31, 2014			December 31, 2013
	Auto	Other	Total	Auto	Other	Total
Grade:
Performing	$44,523	$2,805	$47,328	$30,228	$4,113	$34,341
Non-performing	95	13	108	77	17	94
Total	$44,618	$2,818	$47,436	$30,305	$4,130	$34,435

PLUMAS BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

6.	LOANS AND THE ALLOWANCE FOR LOAN LOSSES (Continued)

The following tables show the allocation of the allowance for loan losses at the dates indicated, in thousands:

			Real Estate-	Real Estate-	Real Estate-
Year ended 12/31/14:	Commercial	Agricultural	Residential	Commercial	Construction	Equity LOC	Auto	Other	Total
Allowance for Loan Losses
Beginning balance	$785	$164	$638	$1,774	$944	$613	$449	$150	$5,517
Charge-offs	(191)	-	(127)	(888)	(106)	(205)	(282)	(114)	(1,913)
Recoveries	89	-	13	6	491	5	73	70	747
Provision	(109)	61	(145)	809	(102)	278	341	(33)	1,100
Ending balance	$574	$225	$379	$1,701	$1,227	$691	$581	$73	$5,451

Year ended 12/31/13:
Allowance for Loan Losses
Beginning balance	$855	$159	$894	$1,656	$950	$736	$289	$147	$5,686
Charge-offs	(401)	-	(257)	(162)	(735)	(92)	(134)	(134)	(1,915)
Recoveries	140	-	94	15	-	1	55	41	346
Provision	191	5	(93)	265	729	(32)	239	96	1,400
Ending balance	$785	$164	$638	$1,774	$944	$613	$449	$150	$5,517

Year ended 12/31/12:
Allowance for Loan Losses
Beginning balance	$1,025	$330	$698	$1,925	$2,006	$635	$95	$194	$6,908
Charge-offs	(909)	(250)	(358)	(258)	(1,524)	(377)	(72)	(153)	(3,901)
Recoveries	66	-	1	7	81	46	51	77	329
Provision	673	79	553	(18)	387	432	215	29	2,350
Ending balance	$855	$159	$894	$1,656	$950	$736	$289	$147	$5,686

December 31, 2014:
Allowance for Loan Losses
Ending balance: individually evaluated for impairment	$-	$-	$51	$65	$274	$174	$-	$-	$564
Ending balance: collectively evaluated for impairment	$574	$225	$328	$1,636	$953	$517	$581	$73	$4,887
Loans
Ending balance	$31,465	$35,355	$29,284	$163,306	$24,572	$38,972	$44,618	$2,818	$370,390
Ending balance: individually evaluated for impairment	$55	$605	$2,518	$3,643	$1,252	$415	$93	$1	$8,582
Ending balance: collectively evaluated for impairment	$31,410	$34,750	$26,766	$159,663	$23,320	$38,557	$44,525	$2,817	$361,808

PLUMAS BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

6.	LOANS AND THE ALLOWANCE FOR LOAN LOSSES (Continued)

The following table shows the allocation of the allowance for loan losses at the date indicated, in thousands:

December 31, 2013:	Commercial	Agricultural	Real Estate- Residential	Real Estate- Commercial	Real Estate- Construction	Equity LOC	Auto	Other	Total
Allowance for Loan Losses
Ending balance: individually evaluated for impairment	$79	$-	$200	$232	$13	$105	$-	$-	$629
Ending balance: collectively evaluated for impairment	$706	$164	$438	$1,542	$931	$508	$449	$150	$4,888
Loans
Ending balance	$32,612	$30,647	$31,322	$155,942	$17,793	$35,800	$30,305	$4,130	$338,551
Ending balance: individually evaluated for impairment	$1,324	$267	$2,475	$3,074	$1,737	$861	$77	$-	$9,815
Ending balance: collectively evaluated for impairment	$31,288	$30,380	$28,847	$152,868	$16,056	$34,939	$30,228	$4,130	$328,736

PLUMAS BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

6.	LOANS AND THE ALLOWANCE FOR LOAN LOSSES (Continued)

The following tables show an aging analysis of the loan portfolio by the time past due, in thousands:

December 31, 2014	30-89 Days Past Due	90 Days and Still Accruing	Nonaccrual	Total Past Due	Current	Total

Commercial:
Commercial	$131	$-	$38	$169	$31,296	$31,465
Agricultural	-	-	339	339	35,016	35,355
Real estate – construction	345	-	1,111	1,456	23,116	24,572
Real estate	-	-	3,643	3,643	159,663	163,306
Residential:
Real estate	292	-	985	1,277	28,007	29,284
Equity LOC	194	-	415	609	38,363	38,972
Consumer:
Auto	601	-	93	694	43,924	44,618
Other	43	-	1	44	2,774	2,818
Total	$1,606	$-	$6,625	$8,231	$362,159	$370,390

December 31, 2013	30-89 Days Past Due	90 Days and Still Accruing	Nonaccrual	Total Past Due	Current	Total

Commercial:
Commercial	$129	$-	$1,295	$1,424	$31,188	$32,612
Agricultural	-	-	-	-	30,647	30,647
Real estate – construction	25	-	18	43	17,750	17,793
Real estate	304	-	2,369	2,673	153,269	155,942
Residential:
Real estate	695	-	899	1,594	29,728	31,322
Equity LOC	72	-	861	933	34,867	35,800
Consumer:
Auto	244	-	77	321	29,984	30,305
Other	63	17	-	80	4,050	4,130
Total	$1,532	$17	$5,519	$7,068	$331,483	$338,551

PLUMAS BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

6.	LOANS AND THE ALLOWANCE FOR LOAN LOSSES (Continued)

The following tables show information related to impaired loans at the dates indicated, in thousands:

As of December 31, 2014:	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized

With no related allowance recorded:
Commercial	$55	$55		$61	$1
Agricultural	605	605		605	51
Real estate – construction	495	495		512	9
Real estate – commercial	3,389	4,036		2,460	-
Real estate – residential	1,422	1,433		1,443	80
Equity Lines of Credit	121	121		130	-
Auto	93	93		81	-
Other	1	1		-	-
With an allowance recorded:
Commercial	$-	$-	$-	$-	$-
Agricultural	-	-	-	-	-
Real estate – construction	757	757	274	778	-
Real estate – commercial	254	254	65	589	-
Real estate – residential	1,096	1,102	51	1,112	11
Equity Lines of Credit	294	294	174	299	-
Auto	-	-	-	-	-
Other	-	-	-	-	-
Total:
Commercial	$55	$55	$-	$61	$1
Agricultural	605	605	-	605	51
Real estate – construction	1,252	1,252	274	1,290	9
Real estate – commercial	3,643	4,290	65	3,049	-
Real estate – residential	2,518	2,535	51	2,555	91
Equity Lines of Credit	415	415	174	429	-
Auto	93	93	-	81	-
Other	1	1	-	-	-
Total	$8,582	$9,246	$564	$8,070	$152

		Unpaid		Average	Interest
	Recorded	Principal	Related	Recorded	Income
As of December 31, 2013:	Investment	Balance	Allowance	Investment	Recognized

With no related allowance recorded:
Commercial	$1,224	$1,493		$1,239	$3
Agricultural	267	267		267	20
Real estate – construction	1,325	1,325		1,384	79
Real estate – commercial	2,237	2,675		2,489	53
Real estate – residential	2,024	2,035		2,057	89
Equity Lines of Credit	339	339		294	9
Auto	77	77		20	3
Other	-	-		-	-
With an allowance recorded:
Commercial	$100	$100	$79	$58	$-
Agricultural	-	-	-	-	-
Real estate – construction	412	412	13	417	25
Real estate – commercial	837	837	232	994	-
Real estate – residential	451	451	200	452	10
Equity Lines of Credit	522	522	105	511	7
Auto	-	-	-	-	-
Other	-	-	-	-	-
Total:
Commercial	$1,324	$1,593	$79	$1,297	$3
Agricultural	267	267	-	267	20
Real estate – construction	1,737	1,737	13	1,801	104
Real estate – commercial	3,074	3,512	232	3,483	53
Real estate – residential	2,475	2,486	200	2,509	99
Equity Lines of Credit	861	861	105	805	16
Auto	77	77	-	20	3
Other	-	-	-	-	-
Total	$9,815	$10,533	$629	$10,182	$298

PLUMAS BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

6.	LOANS AND THE ALLOWANCE FOR LOAN LOSSES (Continued)

The following table shows information related to impaired loans at the date indicated, in thousands:

As of December 31, 2012:	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized

With no related allowance recorded:
Commercial	$1,022	$1,398		$1,597	$16
Agricultural	245	725		573	39
Real estate – construction	1,429	1,503		1,106	98
Real estate – commercial	941	1,013		1,997	96
Real estate – residential	343	354		1,336	28
Equity Lines of Credit	490	490		613	22
Auto	44	44		60	5
Other	2	2		45	6
With an allowance recorded:
Commercial	$2,456	$2,849	$192	$2,765	$20
Agricultural	402	402	1	403	20
Real estate – construction	3,762	5,187	68	2,056	35
Real estate – commercial	3,587	3,588	284	3,473	102
Real estate – residential	3,255	3,255	459	2,818	105
Equity Lines of Credit	870	1,082	180	974	5
Auto	-	-	-	-	-
Other	2	2	2	-	-
Total:
Commercial	$3,478	$4,247	$192	$4,362	$36
Agricultural	647	1,127	1	976	59
Real estate – construction	5,191	6,690	68	3,162	133
Real estate – commercial	4,528	4,601	284	5,470	198
Real estate – residential	3,598	3,609	459	4,154	133
Equity Lines of Credit	1,360	1,572	180	1,587	27
Auto	44	44	-	60	5
Other	4	4	2	45	6
Total	$18,850	$21,894	$1,186	$19,816	$597

PLUMAS BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

7.	PREMISES AND EQUIPMENT

Premises and equipment consisted of the following:

	December 31,
	2014	2013

Land	$2,628,000	$2,628,000
Premises	15,768,000	15,793,000
Furniture, equipment and leasehold improvements	6,599,000	9,643,000
	24,995,000	28,064,000

Less accumulated depreciation and amortization	(13,353,000)	(15,545,000)
	$11,642,000	$12,519,000

Depreciation and amortization included in occupancy and equipment expense totaled $1,147,000, $1,166,000 and $1,181,000 for the years ended December 31, 2014, 2013 and 2012, respectively.

8.	DEPOSITS

Interest-bearing deposits consisted of the following:

	December 31,
	2014	2013

Interest-bearing demand deposits	$82,144,000	$82,687,000
Money market	42,499,000	47,331,000
Savings	106,257,000	93,922,000
Time, $250,000 or more	3,291,000	3,290,000
Other time	53,051,000	59,393,000
	$287,242,000	$286,623,000

At December 31, 2014, the scheduled maturities of time deposits were as follows:

Year Ending
December 31,

2015	$45,949,000
2016	7,221,000
2017	1,945,000
2018	725,000
2019	502,000
thereafter	-
$56,342,000

PLUMAS BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

8.	DEPOSITS (Continued)

Deposit overdrafts reclassified as loan balances were $269,000 and $357,000 at December 31, 2014 and 2013, respectively.

9.	SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE

Securities sold under agreements to repurchase are secured by U.S. Government agency securities with a carrying amount of $9,626,000 and $9,109,000 at December 31, 2014 and 2013, respectively.

Securities sold under agreements to repurchase are financing arrangements that mature within two years. At maturity, the securities underlying the agreements are returned to the Company. Information concerning securities sold under agreements to repurchase during 2014 and 2013 is summarized as follows:

2014
Average daily balance during the year	$7,519,000
Average interest rate during the year	0.09%
Maximum month-end balance during the year	$11,466,000
Weighted average interest rate at year-end	0.11%

2013
Average daily balance during the year	$7,285,000
Average interest rate during the year	0.18%
Maximum month-end balance during the year	$9,109,000
Weighted average interest rate at year-end	0.09%

10.	BORROWING ARRANGEMENTS

The Company is a member of the FHLB and can borrow up to $133,000,000 from the FHLB secured by commercial and residential mortgage loans with carrying values totaling $205,000,000. The Company is required to hold FHLB stock as a condition of membership. At December 31, 2014 and 2013, the Company held $2,380,000 and $2,226,000 of FHLB stock which is recorded as a component of other assets. Based on this level of stock holdings at December 31, 2014, the Company can borrow up to $50,600,000. To borrow the $133,000,000 in available credit the Company would need to purchase $3,900,000 in additional FHLB stock. In addition to its FHLB borrowing line, the Company has unsecured short-term borrowing agreements with three of its correspondent banks in the amounts of $11 million, $10 million and $10 million. There were no outstanding borrowings to the FHLB or the correspondent banks under these agreements at December 31, 2014 and 2013.

PLUMAS BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

10.	BORROWING ARRANGEMENTS (Continued)

On October 24, 2013 the Bancorp issued a $3 million promissory note (the “Note”) payable to an unrelated commercial bank. The note bears interest at the U.S. "Prime Rate" plus three-quarters percent per annum, 4.00% at December 31, 2014 and 2013, has a term of 18 months and is secured by 100 shares of Plumas Bank stock representing the Company's 100% ownership interest in Plumas Bank. Interest expense related to this note for the years ended December 31, 2014 and 2013 totaled $111,000 and $23,000, respectively. Under the Note the Bank is subject to several negative and affirmative covenants including, but not limited to providing timely financial information, maintaining specified levels of capital, restrictions on additional borrowings, and meeting or exceeding certain capital and asset quality ratios. The Bank was in compliance with all such requirements at December 31, 2014 and December 31, 2013.

On July 28, 2014, Plumas Bancorp entered into a Renewal, Extension, and Modification of Loan Agreement (the “Agreement”) related to the Note. This Agreement provides for the following changes, among others:

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

On August 26, 2014 the Company made a $2 million payment on the Note reducing the outstanding balance to $1 million.

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

The interest only payments on the subordinated debt are based on an interest rate of 7.5% per annum. Principal repayment is required at the conclusion of an 8 year term with no prepayment allowed during the first two years. Issuance of the subordinated debt was made in conjunction with an eight-year warrant (the “Lender Warrant”) to purchase up to 300,000 shares of the Bancorp’s common stock, no par value at an exercise price, subject to anti-dilution adjustments, of $5.25 per share. Under capital guidelines in effect through December 31, 2014 the subordinated debt qualifies as Tier 2 capital. However, under the provisions of Basel III, which became effective for the Company on January 1, 2015, the subordinated debt no longer qualifies as capital. Interest expense related to the subordinated debt for the years ended December 31, 2014 and 2013 totaled $756,000 and $541,000, respectively.

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

Proceeds from the Note and the subordinated debt were used to partially fund the repurchase of preferred stock. (see Note 13 - Shareholders’ Equity for additional information related to the repurchase, during 2013, of the Bancorp’s Fixed Rate Cumulative Perpetual Preferred Stock, Series A (the “Series A Preferred Stock”).

11.	JUNIOR SUBORDINATED DEFERRABLE INTEREST DEBENTURES

Plumas Statutory Trust I and II are Connecticut business trusts formed by the Company with capital of $304,000 and $161,000, respectively, for the sole purpose of issuing trust preferred securities fully and unconditionally guaranteed by the Company. Under applicable regulatory guidance in effect as of December 31, 2014, the amount of trust preferred securities that is eligible as Tier 1 capital is limited to twenty-five percent of the Company's Tier 1 capital, as defined, on a pro forma basis. At December 31, 2014, all of the trust preferred securities that have been issued qualify as Tier 1 capital.

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

Trust I’s Subordinated Debentures mature on September 26, 2032, bear a current interest rate of 3.66% (based on 3-month LIBOR plus 3.40%), with repricing and payments due quarterly. Trust II’s Subordinated Debentures mature on September 28, 2035, bear a current interest rate of 1.72% (based on 3-month LIBOR plus 1.48%), with repricing and payments due quarterly. The Subordinated Debentures are redeemable by the Company, subject to receipt by the Company of prior approval from the Federal Reserve Board of Governors, on any quarterly anniversary date on or after the 5-year anniversary date of the issuance. The redemption price is par plus accrued and unpaid interest, except in the case of redemption under a special event which is defined in the debenture. The Trust Preferred Securities are subject to mandatory redemption to the extent of any early redemption of the Subordinated Debentures and upon maturity of the Subordinated Debentures on September 26, 2032 for Trust I and September 28, 2035 for Trust II.

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

While the Company had accrued for this obligation, it had been deferring the interest payments on the junior subordinated debentures as permitted by the agreements. As of December 31, 2012 the amount of the arrearage on the payments on the subordinated debt associated with the trust preferred securities was $906,000.

On March 15, 2013, with the approval of the Federal Reserve Bank of San Francisco (FRB), the Company made all current and deferred interest payments on its trust preferred securities and all subsequent payments have been made when due.

Interest expense recognized by the Company for the years ended December 31, 2014, 2013 and 2012 related to the subordinated debentures was $303,000, $313,000 and $344,000, respectively.

12.	COMMITMENTS AND CONTINGENCIES

Leases

The Company has commitments for leasing premises under the terms of noncancelable operating leases expiring from 2015 to 2016. Future minimum lease payments are as follows:

Year Ending December 31,
2015	$140,000
2016	88,000
$228,000

Rental expense included in occupancy and equipment expense totaled $192,000, $154,000 and $153,000 for the years ended December 31, 2014, 2013 and 2012, respectively.

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

The following financial instruments represent off-balance-sheet credit risk:

	December 31,
	2014	2013
Commitments to extend credit	$89,735,000	$84,229,000
Letters of credit	$-	$60,000

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

Letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loans to customers. The fair value of the liability related to these letters of credit, which represents the fees received for issuing the guarantees, was not significant at December 31, 2014 and 2013. The Company recognizes these fees as revenues over the term of the commitment or when the commitment is used.

At December 31, 2014, consumer loan commitments represent approximately 12% of total commitments and are generally unsecured. Commercial and agricultural loan commitments represent approximately 42% of total commitments and are generally secured by various assets of the borrower. Real estate loan commitments, including consumer home equity lines of credit, represent the remaining 46% of total commitments and are generally secured by property with a loan-to-value ratio not to exceed 80%. In addition, the majority of the Company’s commitments have variable interest rates.

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

13.	SHAREHOLDERS' EQUITY

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

Dividends from the Bank to the Company are restricted under California law to the lesser of the Bank's retained earnings or the Bank's net income for the latest three fiscal years, less dividends previously declared during that period, or, with the approval of the DBO, to the greater of the retained earnings of the Bank, the net income of the Bank for its last fiscal year, or the net income of the Bank for its current fiscal year. As of December 31, 2014, the maximum amount available for dividend distribution under this restriction was approximately $5,100,000. In addition the Company’s ability to pay dividends is subject to certain covenants contained in the indentures relating to the Trust Preferred Securities issued by the business trusts (see Note 11 for additional information related to the Trust Preferred Securities).

PLUMAS BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

13.	SHAREHOLDERS' EQUITY (Continued)

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

PLUMAS BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

13.	SHAREHOLDERS' EQUITY (Continued)

Earnings Per Share (continued)

	For the Year Ended December 31,
(In thousands, except per share data)	2014	2013	2012
Net Income:
Net income	$4,738	$3,431	$1,950
Discount on redemption of preferred shares	-	565	-
Dividends and accretion on preferred shares	-	(347)	(684)
Net income available to common shareholders	$4,738	$3,649	$1,266
Earnings Per Share:
Basic earnings per share	$0.99	$0.76	$0.26
Diluted earnings per share	$0.95	$0.75	$0.26
Weighted Average Number of Shares Outstanding:
Basic shares	4,793	4,780	4,776
Diluted shares	4,977	4,883	4,782

Shares of common stock issuable under stock options and warrants for which the exercise prices were greater than the average market prices were not included in the computation of diluted earnings per share due to their antidilutive effect. Stock options and warrants not included in the computation of diluted earnings per share, due to shares not being in the-money and having an antidilutive effect, were 238,000, 172,000 and 632,000 for the years ended December 31, 2014, 2013 and 2012, respectively. At December 31, 2014 and 2013 one stock warrant was outstanding to purchase up to 300,000 shares of the Bancorp’s common stock at an exercise price, subject to anti-dilution adjustments, of $5.25 per share. At December 31, 2012 one stock warrant was outstanding to purchase up to 237,712 shares of the Bancorp’s common stock at an exercise price, subject to anti-dilution adjustments, of $7.54 per share.

Stock Options

In 2001, the Company established a Stock Option Plan for which 306,393 shares of common stock remain reserved for issuance to employees and directors and no shares are available for future grants as of December 31, 2014.

As of December 31, 2014, there was $10,000 of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the 2001 Plan. That cost is expected to be recognized over a weighted average period of 0.2 years.

The total fair value of options vested was $49,000 and $52,000 for the year ended December 31, 2014 and 2013, respectively. The total intrinsic value of options at time of exercise was $51,000 and $34,000 for the years ended December 31, 2014 and 2013, respectively.

$34,000 in cash was received from option exercises for each of the years ended December 31, 2014 and 2013. A tax benefit of $13,000 was realized for the tax deduction from options exercised in 2014. There was no tax benefit realized for the tax deduction from options exercised in 2013.

PLUMAS BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

13.	SHAREHOLDERS' EQUITY (Continued)

Stock Options (continued)

A summary of the activity within the 2001 Stock Option Plan follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Intrinsic Value
Options outstanding at January 1, 2012	482,780	$8.74
Options cancelled	(62,974)	9.17
Options outstanding at December 31, 2012	419,806	$8.67
Options cancelled	(43,347)	11.34
Options exercised	(11,400)	2.95
Options outstanding at December 31, 2013	365,059	$8.53
Options cancelled	(47,266)	13.64
Options exercised	(11,400)	2.95
Options outstanding at December 31, 2014	306,393	$7.95	2.7	$901,000
Options exercisable at December 31, 2014	257,200	$8.91	2.4	$653,000
Expected to vest after December 31, 2014	41,918	$2.95	4.2	$211,000

In May 2013, the Company established the 2013 Stock Option Plan for which 500,000 shares of common stock are reserved and 389,600 shares are available for future grants as of December 31, 2014. The Plan requires that the option price may not be less than the fair market value of the stock at the date the option is granted, and that the stock must be paid in full at the time the option is exercised. Payment in full for the option price must be made in cash, with Company common stock previously acquired by the optionee and held by the optionee for a period of at least six months, in options of the Optionee that are fully vested and exercisable or in any combination of the foregoing. The options expire on dates determined by the Board of Directors, but not later than ten years from the date of grant. Options granted during the years ended December 31, 2014 and 2013 were 110,400 and 0 options, respectively.

As of December 31, 2014, there was $186,000 of total unrecognized compensation cost related to non-vested, share-based compensation arrangements granted under the 2013 Plan. That cost is expected to be recognized over a weighted average period of 3.3 years.

PLUMAS BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

13.	SHAREHOLDERS' EQUITY (Continued)

Stock Options (continued)

A summary of the activity within the 2013 Plan follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term in Years	Intrinsic Value
Options outstanding at January 1, 2014	-	$-
Options granted	110,400	6.32
Options outstanding at December 31, 2014	110,400	$6.32	7.3		$184,000
Options exercisable at December 31, 2014	-	N/A	N/A	$	N/A
Expected to vest after December 31, 2014	94,061	$6.32	7.3		$157,000

Compensation cost related to stock options recognized in operating results under the two stock option plans was $81,000 and $38,000 for the years ended December 31, 2014 and 2013, respectively. The associated future income tax benefit recognized was $6,000 for the year ended December 31, 2014 and $1,000 for the year ended December 31, 2013.

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

In July, 2013, the federal bank regulatory agencies approved the final rules implementing the Basel Committee on Banking Supervision’s capital guidelines for U.S. banks. Under the final rules, minimum requirements will increase for both the quantity and quality of capital held by the Company and the Bank. The rules include a new common equity Tier 1 capital to risk-weighted assets ratio of 4.5% and a common equity Tier 1 capital conservation buffer of 2.5% of risk-weighted assets. The final rules also raise the minimum ratio of Tier 1 capital to risk-weighted assets from 4.0% to 6.0% and require a minimum leverage ratio of 4.0%. The final rules also implement strict eligibility criteria for regulatory capital instruments.

PLUMAS BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

13.	SHAREHOLDERS' EQUITY (Continued)

Regulatory Capital (continued)

The following tables present the capital ratios for the Company and the Bank compared to the standards for bank holding companies and the regulatory minimum requirements for depository institutions as of December 31, 2014 and 2013.

	December 31,
	2014		2013
	Amount	Ratio	Amount	Ratio
Leverage Ratio

Plumas Bancorp and Subsidiary	$46,557,000	8.4%	$40,909,000	7.8%
Minimum regulatory requirement	$22,157,000	4.0%	$20,856,000	4.0%
Plumas Bank	$53,925,000	9.8%	$50,748,000	9.7%
Minimum requirement for "Well- Capitalized" institution under the prompt corrective action	$27,643,000	5.0%	$26,026,000	5.0%
Minimum regulatory requirement	$22,114,000	4.0%	$20,821,000	4.0%

Tier 1 Risk-Based Capital Ratio

Plumas Bancorp and Subsidiary	$46,557,000	11.4%	$40,909,000	10.7%
Minimum regulatory requirement	$16,358,000	4.0%	$15,332,000	4.0%
Plumas Bank	$53,925,000	13.2%	$50,748,000	13.2%
Minimum requirement for "Well- Capitalized" institution under the prompt corrective action	$24,517,000	6.0%	$22,986,000	6.0%
Minimum regulatory requirement	$16,344,000	4.0%	$15,324,000	4.0%

Total Risk-Based Capital Ratio

Plumas Bancorp and Subsidiary	$59,128,000	14.5%	$53,006,000	13.8%
Minimum regulatory requirement	$32,715,000	8.0%	$30,664,000	8.0%
Plumas Bank	$59,039,000	14.4%	$55,547,000	14.5%
Minimum requirement for "Well- Capitalized" institution under the prompt corrective action	$40,860,000	10.0%	$38,310,000	10.0%
Minimum regulatory requirement	$32,689,000	8.0%	$30,648,000	8.0%

PLUMAS BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

14.	OTHER EXPENSES

Other expenses consisted of the following:

	Year Ended December 31,
	2014	2013	2012
Outside service fees	$2,042,000	$1,855,000	$1,503,000
Professional fees	583,000	831,000	875,000
FDIC Insurance	387,000	435,000	613,000
OREO expenses	362,000	310,000	187,000
Telephone and data communications	351,000	287,000	308,000
Director compensation and retirement	298,000	232,000	255,000
Advertising and promotion	282,000	281,000	251,000
Business development	279,000	291,000	268,000
Armored car and courier	224,000	228,000	224,000
Loan collection expenses	182,000	212,000	219,000
Stationery and supplies	122,000	113,000	124,000
Postage	45,000	51,000	104,000
Core deposit intangible amortization	-	128,000	173,000
(Gain) loss on sale of other real estate	(101,000)	(171,000)	16,000
Other operating expenses	173,000	398,000	359,000
	$5,229,000	$5,481,000	$5,479,000

15.	INCOME TAXES

The provision for income taxes for the years ended December 31, 2014, 2013 and 2012 consisted of the following:

2014	Federal	State	Total
Current	$1,863,000	$58,000	$1,921,000
Deferred	401,000	764,000	1,165,000
Provision for income taxes	$2,264,000	$822,000	$3,086,000

2013	Federal	State	Total
Current	$60,000	$22,000	$82,000
Deferred	1,578,000	507,000	2,085,000
Provision for income taxes	$1,638,000	$529,000	$2,167,000

2012	Federal	State	Total
Current	$25,000	$3,000	$28,000
Deferred	812,000	230,000	1,042,000
Provision for income taxes	$837,000	$233,000	$1,070,000

PLUMAS BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

15.	INCOME TAXES (Continued)

Deferred tax assets (liabilities) consisted of the following:

	December 31,
	2014	2013
Deferred tax assets:

Allowance for loan losses	$181,000	$29,000
Deferred compensation	1,773,000	1,757,000
OREO valuation allowance	944,000	1,097,000
Net operating loss carryovers	236,000	1,069,000
Unrealized loss on available-for-sale investment securities	42,000	817,000
Other	847,000	1,049,000
Total deferred tax assets	4,023,000	5,818,000

Deferred tax liabilities:

Deferred loan costs	(1,397,000)	(1,187,000)
Other	(229,000)	(233,000)
Total deferred tax liabilities	(1,626,000)	(1,420,000)
Net deferred tax assets	$2,397,000	$4,398,000

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

At December 31, 2014 total deferred tax assets were approximately $4,023,000 and total deferred tax liabilities were approximately $1,626,000 for a net deferred tax asset of $2,397,000. The Company’s deferred tax assets primarily relate to net operating loss carry-forwards, tax benefits related to unrealized losses on available-for-sale investment securities and timing differences in the tax deductibility of impairment charges on other real estate owned and deferred compensation. Based upon our analysis of available evidence, management of the Company determined that it is "more likely than not" that all of our deferred income tax assets as of December 31, 2014 and 2013 will be fully realized and therefore no valuation allowance was recorded. On the consolidated balance sheet, net deferred tax assets are included in accrued interest receivable and other assets.

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

Interest expense and penalties associated with unrecognized tax benefits, if any, are classified as income tax expense in the consolidated statement of income. There have been no significant changes to unrecognized tax benefits or accrued interest and penalties for the year ended December 31, 2014.

The provision for income taxes differs from amounts computed by applying the statutory Federal income tax rate to operating income before income taxes. The significant items comprising these differences consisted of the following:

	2014	2013	2012

Federal income tax, at statutory rate	34.0%	34.0%	34.0%
State franchise tax, net of Federal tax effect	6.9%	6.0%	5.7%
Interest on obligations of states and political subdivisions	(0.7)%	(0.1)%	(0.3)%
Net increase in cash surrender value of bank owned life insurance	(1.5)%	(2.1)%	(3.9)%
Other	0.7%	0.9%	(0.1)%
Effective tax rate	39.4%	38.7%	35.4%

At year-end 2014, the Company had state operating loss carry-forwards of approximately $3,300,000 which expire at various dates from 2029 to 2031. Deferred tax assets are recognized for net operating losses because the benefit is more likely than not to be realized.

The Company and its subsidiary file income tax returns in the U.S. federal and California jurisdictions. The Company conducts all of its business activities in the states of California and Nevada. There are currently no pending U.S. federal, state, and local income tax or non-U.S. income tax examinations by tax authorities.

With few exceptions, the Company is no longer subject to tax examinations by U.S. Federal taxing authorities for years ended before December 31, 2011, and by state and local taxing authorities for years ended before December 31, 2010.

PLUMAS BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

15.	INCOME TAXES (Continued)

The unrecognized tax benefits and changes therein and the interest and penalties accrued by the Company as of or during the years ended December 31, 2014 and 2013 were not significant. The Company does not expect the total amount of unrecognized tax benefits to significantly increase or decrease in the next twelve months.

16.	RELATED PARTY TRANSACTIONS

During the normal course of business, the Company enters into transactions with related parties, including executive officers and directors. The following is a summary of the aggregate activity involving related party borrowers during 2014:

Balance, January 1, 2014	$1,413,000
Disbursements	3,039,000
Amounts repaid	(2,703,000)
Balance, December 31, 2014	$1,749,000

Undisbursed commitments to related parties, December 31, 2014	$2,907,000

17.	EMPLOYEE BENEFIT PLANS

Profit Sharing Plan

The Plumas Bank Profit Sharing Plan commenced April 1, 1988 and is available to employees meeting certain service requirements. Under the Plan, employees are able to defer a selected percentage of their annual compensation. Included under the Plan's investment options is the option to invest in Company stock. No contribution was made for the years ended December 31, 2014, 2013 and 2012.

Salary Continuation and Retirement Agreements

Salary continuation and retirement agreements are in place for two key executives and seven members of the Board of Directors as well as four former executives and four former directors. Under these agreements, the directors and executives will receive monthly payments for twelve to fifteen years, respectively, after retirement. The estimated present value of these future benefits is accrued over the period from the effective dates of the agreements until the participants' expected retirement dates. The expense recognized under these plans for the years ended December 31, 2014, 2013 and 2012 totaled $289,000, $286,000 and $507,000, respectively. Accrued compensation payable under these plans totaled $4,007,000 and $4,009,000 at December 31, 2014 and 2013, respectively.

In connection with these agreements, the Bank purchased single premium life insurance policies with cash surrender values totaling $11,845,000 and $11,504,000 at December 31, 2014 and 2013, respectively. Income earned on these policies, net of expenses, totaled $341,000, $344,000 and $345,000 for the years ended December 31, 2014, 2013 and 2012, respectively.

PLUMAS BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

18.	PARENT ONLY CONDENSED FINANCIAL STATEMENTS

CONDENSED BALANCE SHEETS

December 31, 2014 and 2013

	2014	2013
ASSETS

Cash and cash equivalents	$628,000	$598,000
Investment in bank subsidiary	53,865,000	49,585,000
Other assets	790,000	1,048,000

Total assets	$55,283,000	$51,231,000

LIABILITIES AND SHAREHOLDERS' EQUITY
Other liabilities	$22,000	$33,000
Note payable	1,000,000	3,000,000
Subordinated debenture	7,454,000	7,295,000
Junior subordinated deferrable interest debentures	10,310,000	10,310,000

Total liabilities	18,786,000	20,638,000

Shareholders' equity:
Common stock	6,312,000	6,249,000
Retained earnings	30,245,000	25,507,000
Accumulated other comprehensive loss	(60,000)	(1,163,000)

Total shareholders' equity	36,497,000	30,593,000

Total liabilities and shareholders' equity	$55,283,000	$51,231,000

CONDENSED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

For the Years Ended December 31, 2014, 2013 and 2012

	2014	2013	2012
Income:
Dividends declared by bank subsidiary	$2,500,000	$4,500,000	$-
Earnings from investment in Plumas
Statutory Trusts I and II	9,000	9,000	10,000

Total income	2,509,000	4,509,000	10,000

Expenses:
Interest on note payable	111,000	23,000	-
Interest on subordinated debenture	756,000	541,000	-
Interest on junior subordinated deferrable interest debentures	303,000	313,000	344,000
Other expenses	211,000	309,000	242,000

Total expenses	1,381,000	1,186,000	586,000

Income (loss) before equity in undistributed income of subsidiary	1,128,000	3,323,000	(576,000)

Equity in undistributed income (loss) of subsidiary	3,111,000	(330,000)	2,289,000

Income before income taxes	4,239,000	2,993,000	1,713,000
Income tax benefit	499,000	438,000	237,000
Net income	$4,738,000	$3,431,000	$1,950,000

Total comprehensive income	$5,841,000	$1,939,000	$2,121,000

PLUMAS BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

18.	PARENT ONLY CONDENSED FINANCIAL STATEMENTS (Continued)

CONDENSED STATEMENTS OF CASH FLOWS

For the Years Ended December 31, 2014, 2013 and 2012

	2014	2013	2012
Cash flows from operating activities:
Net income	$4,738,000	$3,431,000	$1,950,000
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Undistributed (income) loss of subsidiary	(3,111,000)	330,000	(2,289,000)
Amortization of discount on debentures	159,000	113,000	-
Stock-based compensation expense	14,000	4,000	5,000
Decrease (increase) in other assets	207,000	285,000	(248,000)
(Decrease) increase in other liabilities	(11,000)	(990,000)	399,000
Net cash provided by (used in) operating activities	1,996,000	3,173,000	(183,000)

Cash flows from financing activities:
Issuance of subordinated debt, net of discount	-	7,182,000	-
Issuance of common stock warrant	-	318,000	-
Issuance of note payable	-	3,000,000	-
Payment on note payable	(2,000,000)	-	-
Repurchase of common stock warrant	-	(234,000)	-
Redemption of preferred stock	-	(11,384,000)	-
Proceeds from exercise of stock options	34,000	34,000	-
Payment of cash dividends on preferred stock	-	(1,968,000)	-
Net cash used in financing activities	(1,966,000)	(3,052,000)	-

Increase (decrease) in cash and cash equivalents	30,000	121,000	(183,000)

Cash and cash equivalents at beginning of year	598,000	477,000	660,000

Cash and cash equivalents at end of year	$628,000	$598,000	$477,000

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

Management, including the undersigned Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of our internal control over financial reporting presented in conformity with accounting principles generally accepted in the United States of America as of December 31, 2014. In conducting its assessment, management used the criteria established by the Committee of Sponsoring Organizations of the Treadway Commission in the 2013 Internal Control — Integrated Framework. Based on this assessment, management concluded that, as of December 31, 2014, our internal control over financial reporting was effective based on those criteria.

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

Dated: March 19, 2015

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

21.01	Plumas Bank – California.

21.02	Plumas Statutory Trust I – Connecticut.

21.03	Plumas Statutory Trust II – Connecticut.

23.01*	Independent Registered Public Accountant’s Consent for audit of years ended December 31, 2013 dated March 19, 2015.

23.02*	Independent Registered Public Accountant’s Consent for audit of year ended December 31, 2014 dated March 19, 2015.

31.1*	Rule 13a-14(a) [Section 302] Certification of Principal Financial Officer dated March 19, 2015.

31.2*	Rule 13a-14(a) [Section 302] Certification of Principal Executive Officer dated March 19, 2015.

32.1*	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 dated March 19, 2015.

32.2*	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 dated March 19, 2015.

101.INS*	XBRL Instance Document.

101.SCH*	XBRL Taxonomy Schema.

101.CAL*	XBRL Taxonomy Calculation Linkbase.

101.DEF*	XBRL Taxonomy Definition Linkbase.

101.LAB*	XBRL Taxonomy Label Linkbase.

101.PRE*	XBRL Taxonomy Presentation Linkbase.

*	Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PLUMAS BANCORP (Registrant)

Date: March 19, 2015
/s/ ANDREW J. RYBACK
Andrew J. Ryback President and Chief Executive Officer

/s/ RICHARD L. BELSTOCK
Richard L. Belstock Executive Vice President and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

/s/ DANIEL E. WEST	Dated: March 19, 2015
Daniel E. West, Director and Chairman of the Board

/s/ TERRANCE J. REESON	Dated: March 19, 2015
Terrance J. Reeson, Director and Vice Chairman of the Board

/s/ ALVIN G. BLICKENSTAFF	Dated: March 19, 2015
Alvin G. Blickenstaff, Director

/s/ W. E. ELLIOTT	Dated: March 19, 2015
William E. Elliott, Director

/s/ Steven M. Coldani	Dated: March 19, 2015
Steven M. Coldani, Director

/s/ GERALD W. FLETCHER	Dated: March 19, 2015
Gerald W. Fletcher, Director

/s/ JOHN FLOURNOY	Dated: March 19, 2015
John Flournoy, Director

/s/ ARTHUR C. GROHS	Dated: March 19, 2015
Arthur C. Grohs, Director

/s/ ROBERT J. MCCLINTOCK	Dated: March 19, 2015
Robert J. McClintock, Director