Form 10-Q
period 2015-03-31
PLUMAS BANCORP
filed 2015-05-06
CIK 1168455

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED March 31, 2015

☐	TRANSITION REPORT UNDER SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM __________ TO ___________

COMMISSION FILE NUMBER: 000-49883

PLUMAS BANCORP

(Exact Name of Registrant as Specified in Its Charter)

California	75-2987096
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

35 S. Lindan Avenue, Quincy, California	95971
(Address of Principal Executive Offices)	(Zip Code)

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

Yes ☐  No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of May 4, 2015. 4,806,039 shares

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

PLUMAS BANCORP

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands, except share data)

	March 31, 2015	December 31, 2014

Assets
Cash and cash equivalents	$48,633	$45,574
Investment securities available for sale	90,072	90,320
Loans, less allowance for loan losses of $5,722 at March 31, 2015 and $5,451 at December 31, 2014	379,231	366,787
Premises and equipment, net	11,470	11,642
Bank owned life insurance	11,931	11,845
Real estate and vehicles acquired through foreclosure	3,683	3,603
Accrued interest receivable and other assets	8,830	9,091
Total assets	$553,850	$538,862

Liabilities and Shareholders’ Equity

Deposits:
Non-interest bearing	$183,972	$180,649
Interest bearing	299,692	287,242
Total deposits	483,664	467,891
Repurchase agreements	6,944	9,626
Note payable	1,000	1,000
Subordinated debenture	7,493	7,454
Accrued interest payable and other liabilities	6,328	6,084
Junior subordinated deferrable interest debentures	10,310	10,310
Total liabilities	515,739	502,365

Commitments and contingencies (Note 5)

Shareholders’ equity:
Common stock, no par value; 22,500,000 shares authorized; issued and outstanding – 4,803,239 shares at March 31, 2015 and 4,799,139 at December 31, 2014	6,345	6,312
Retained earnings	31,460	30,245
Accumulated other comprehensive income (loss), net	306	(60)
Total shareholders’ equity	38,111	36,497
Total liabilities and shareholders’ equity	$553,850	$538,862

See notes to unaudited condensed consolidated financial statements.

 PLUMAS BANCORP

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(In thousands, except per share data)

	For the Three Months
	Ended March 31,
	2015	2014
Interest Income:
Interest and fees on loans	$4,943	$4,608
Interest on investment securities	398	374
Other	35	30
Total interest income	5,376	5,012
Interest Expense:
Interest on deposits	124	133
Interest on note payable	11	32
Interest on subordinated debt	188	188
Interest on junior subordinated deferrable interest debentures	74	74
Other	2	2
Total interest expense	399	429
Net interest income before provision for loan losses	4,977	4,583
Provision for Loan Losses	300	150
Net interest income after provision for loan losses	4,677	4,433
Non-Interest Income:
Service charges	938	994
Gain on sale of loans	657	332
Gain on sale of investments	30	-
Other	420	362
Total non-interest income	2,045	1,688
Non-Interest Expenses:
Salaries and employee benefits	2,718	2,369
Occupancy and equipment	700	779
Other	1,288	1,413
Total non-interest expenses	4,706	4,561
Income before provision for income taxes	2,016	1,560
Provision for Income Taxes	801	618
Net income	$1,215	$942

Basic earnings per common share	$0.25	$0.20
Diluted earnings per common share	$0.24	$0.19

See notes to unaudited condensed consolidated financial statements.

PLUMAS BANCORP

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

(In thousands)

	For the Three Months
	Ended March 31,
	2015	2014

Net income	$1,215	$942
Other comprehensive income:
Change in net unrealized gain	653	538
Less: reclassification adjustments for net gains included in net income	(30)	-
Net unrealized holding gain	623	538
Related tax effect:
Change in net unrealized gain	(269)	(222)
Reclassification of net gains included in net income	12	-
Income tax effect	(257)	(222)
Other comprehensive income	366	316
Total comprehensive income	$1,581	$1,258

See notes to unaudited condensed consolidated financial statements.

PLUMAS BANCORP

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	For the Three Months
	Ended March 31,
	2015	2014
Cash Flows from Operating Activities:
Net income	$1,215	$942
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	300	150
Change in deferred loan origination costs/fees, net	(148)	(185)
Depreciation and amortization	327	325
Stock-based compensation expense	29	9
Gain on sale of Investments	(30)	-
Amortization of investment security premiums	127	118
Gain on sale of OREO and other vehicles	(17)	(70)
Gain on sale of loans held for sale	(657)	(332)
Loans originated for sale	(9,134)	(2,965)
Proceeds from loan sales	9,485	5,318
Provision from change in OREO valuation	(129)	135
Earnings on bank-owned life insurance	(85)	(87)
Decrease in accrued interest receivable and other assets	134	360
Increase (decrease) in accrued interest payable and other liabilities	245	(52)
Net cash provided by operating activities	1,662	3,666

Cash Flows from Investing Activities:
Proceeds from matured and called available-for-sale investment securities	-	13,045
Proceeds from principal repayments from available-for-sale government-sponsored mortgage-backed securities	2,690	2,049
Purchases of available-for-sale securities	(8,584)	(13,159)
Proceeds from sale of available-for-sale securities	6,669	-
Net increase in loans	(12,750)	(8,519)
Proceeds from sale of OREO	301	431
Proceeds from sale of other vehicles	73	93
Purchase of premises and equipment	(104)	(15)
Net cash used in investing activities	(11,705)	(6,075)

Continued on next page.

PLUMAS BANCORP

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

(Continued)

	For the Three Months
	Ended March 31,
	2015	2014
Cash Flows from Financing Activities:
Net increase in demand, interest bearing and savings deposits	$17,028	$7,137
Net decrease in time deposits	(1,255)	(1,392)
Net decrease in securities sold under agreements to repurchase	(2,683)	(3,045)
Proceeds from exercise of stock options	12	6
Net cash provided by financing activities	13,102	2,706
Increase in cash and cash equivalents	3,059	297
Cash and Cash Equivalents at Beginning of Year	45,574	49,917
Cash and Cash Equivalents at End of Period	$48,633	$50,214

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:
Interest expense	$355	$384
Income taxes	$155	$120

Non-Cash Investing Activities:
Real estate and vehicles acquired through foreclosure	$309	$158

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

The Bank operates eleven branches in California, including branches in Alturas, Chester, Fall River Mills, Greenville, Kings Beach, Portola, Quincy, Redding, Susanville, Tahoe City, and Truckee. The Bank’s administrative headquarters is in Quincy, California. In addition, the Bank operates a loan administrative and lending office in Reno, Nevada, lending offices specializing in government-guaranteed lending in Auburn, California and Beaverton, Oregon and a commercial/agricultural lending office in Chico, California. The Bank's primary source of revenue is generated from providing loans to customers who are predominately small and middle market businesses and individuals residing in the surrounding areas.

2. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The condensed consolidated financial statements include the accounts of the Company and the accounts of its wholly-owned subsidiary, Plumas Bank. Plumas Statutory Trust I and Plumas Statutory Trust II are not consolidated into the Company’s consolidated financial statements and, accordingly, are accounted for under the equity method. In the opinion of management, the unaudited condensed consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the Company’s financial position at March 31, 2015 and the results of its operations and its cash flows for the three-month periods ended March 31, 2015 and 2014. Our condensed consolidated balance sheet at December 31, 2014 is derived from audited financial statements. Certain reclassifications have been made to prior period’s balances to conform to classifications used in 2015.

The unaudited condensed consolidated financial statements of the Company have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim reporting on Form 10-Q. Accordingly, certain disclosures normally presented in the notes to the annual consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been omitted. The Company believes that the disclosures are adequate to make the information not misleading. These interim financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's 2014 Annual Report to Shareholders on Form 10-K. The results of operations for the three-month period ended March 31, 2015 may not necessarily be indicative of future operating results. In preparing such financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the balance sheet and revenues and expenses for the periods reported. Actual results could differ significantly from those estimates.

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

3.   INVESTMENT SECURITIES AVAILABLE FOR SALE

The amortized cost and estimated fair value of investment securities at March 31, 2015 and December 31, 2014 consisted of the following, in thousands:

Available-for-Sale:	March 31, 2015
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Debt securities:
U.S. Government-sponsored agencies	$6,504	$47	$(2)	$6,549
U.S. Government-sponsored agencies collateralized by mortgage obligations-residential	69,846	462	(298)	70,010
Obligations of states and political subdivisions	13,201	320	(8)	13,513
	$89,551	$829	$(308)	$90,072

Net unrealized gain on available-for-sale investment securities totaling $521,000 were recorded, net of $215,000 in tax expense, as accumulated other comprehensive income within shareholders' equity at March 31, 2015. During the three months ended March 31, 2015 the Company sold eight available-for-sale investment securities for total proceeds of $6,669,000 recording a $30,000 gain on sale. The Company realized a gain on sale from five of these securities totaling $37,000 and a loss on sale on three securities of $7,000.

Available-for-Sale	December 31, 2014
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Debt securities:
U.S. Government-sponsored agencies	$7,003	$19	$(20)	$7,002
U.S. Government-sponsored agencies collateralized by mortgage obligations-residential	70,610	192	(522)	70,280
Obligations of states and political subdivisions	12,307	234	(9)	12,532
Corporate debt	502	4	-	506
	$90,422	$449	$(551)	$90,320

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

There were no transfers of available-for-sale investment securities during the three months ended March 31, 2015 and twelve months ended December 31, 2014. There were no securities classified as held-to-maturity at March 31, 2015 or December 31, 2014.

Investment securities with unrealized losses at March 31, 2015 and December 31, 2014 are summarized and classified according to the duration of the loss period as follows, in thousands:

March 31, 2015
	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
Debt securities:
U.S. Government- sponsored agencies	$998	$2			$998	$2
U.S. Government agencies collateralized by mortgage obligations-residential	11,757	45	$14,946	$253	26,703	298
Obligations of states and political subdivisions	866	8	-	-	866	8

	$13,621	$55	$14,946	$253	$28,567	$308

December 31, 2014
	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
Debt securities:
U.S. Government- sponsored agencies	$994	$6	$2,985	$14	$3,979	$20
U.S. Government agencies collateralized by mortgage obligations-residential	4,504	17	28,643	505	33,147	522
Obligations of states and political subdivisions	2,014	9	-	-	2,014	9
	$7,512	$32	$31,628	$519	$39,140	$551

At March 31, 2015, the Company held 120 securities of which 29 were in a loss position. Of the securities in a loss position, 14 were in a loss position for less than twelve months. Of the 120 securities 6 are U.S. Government-sponsored agencies 59 are U.S. Government-sponsored agencies collateralized by residential mortgage obligations and 55 were obligations of states and political subdivisions. The unrealized losses relate principally to market rate conditions. All of the securities continue to pay as scheduled. When analyzing an issuer’s financial condition, management considers the length of time and extent to which the market value has been less than cost; the historical and implied volatility of the security; the financial condition of the issuer of the security; and the Company’s intent and ability to hold the security to recovery. As of March 31, 2015, management does not have the intent to sell these securities nor does it believe it is more likely than not that it will be required to sell these securities before the recovery of its amortized cost basis. Based on the Company’s evaluation of the above and other relevant factors, the Company does not believe the securities that are in an unrealized loss position as of March 31, 2015 are other than temporarily impaired.

The amortized cost and estimated fair value of investment securities at March 31, 2015 by contractual maturity are shown below, in thousands.

	Amortized Cost	Estimated Fair Value
Within one year	$-	$-
After one year through five years	6,504	6,549
After five years through ten years	10,617	10,869
After ten years	2,584	2,644
Investment securities not due at a single maturity date:
Government-sponsored mortgage-backed securities	69,846	70,010
	$89,551	$90,072

Expected maturities will differ from contractual maturities because the issuers of the securities may have the right to call or prepay obligations with or without call or prepayment penalties. Investment securities with amortized costs totaling $58,372,000 and $57,793,000 and estimated fair values totaling $58,613,000 and $57,636,000 March 31, 2015 and December 31, 2014, respectively, were pledged to secure deposits and repurchase agreements.

4. LOANS AND THE ALLOWANCE FOR LOAN LOSSES

Outstanding loans are summarized below, in thousands:

	March 31,	December 31,
	2015	2014

Commercial	$32,193	$31,465
Agricultural	34,640	35,355
Real estate - residential	28,813	29,284
Real estate – commercial	174,508	163,306
Real estate – construction and land development	24,936	24,572
Equity lines of credit	38,251	38,972
Auto	46,571	44,618
Other	3,124	2,818
	383,036	370,390
Deferred loan costs, net	1,917	1,848
Allowance for loan losses	(5,722)	(5,451)
	$379,231	$366,787

Changes in the allowance for loan losses, in thousands, were as follows:

	March 31,	December 31,
	2015	2014

Balance, beginning of year	$5,451	$5,517
Provision charged to operations	300	1,100
Losses charged to allowance	(175)	(1,913)
Recoveries	146	747
Balance, end of year	$5,722	$5,451

The recorded investment in impaired loans totaled $7,943,000 and $8,582,000 at March 31, 2015 and December 31, 2014, respectively. The Company had specific allowances for loan losses of $579,000 on impaired loans of $3,100,000 at March 31, 2015 as compared to specific allowances for loan losses of $564,000 on impaired loans of $2,401,000 at December 31, 2014. The balance of impaired loans in which no specific reserves were required totaled $4,843,000 and $6,181,000 at March 31, 2015 and December 31, 2014, respectively. The average recorded investment in impaired loans for the three months ended March 31, 2015 and March 31, 2014 was $7,952,000 and $8,713,000, respectively. The Company recognized $30,000 and $95,000 in interest income for impaired loans during the three months ended March 31, 2015 and 2014, respectively. Of these amounts, $0 and $50,000 were recognized on nonaccrual loans accounted for on a cash basis, respectively.

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

The carrying value of troubled debt restructurings at March 31, 2015 and December 31, 2014 was $5,655,000 and $5,738,000, respectively. The Company has allocated $349,000 and $319,000 of specific reserves on loans to customers whose loan terms have been modified in troubled debt restructurings as of March 31, 2015 and December 31, 2014, respectively. The Company has not committed to lend additional amounts on loans classified as troubled debt restructurings at March 31, 2015 and December 31, 2014.

There were no troubled debt restructurings that occurred during the three months ending March 31, 2015 and 2014, respectively.

There were no troubled debt restructurings for which there was a payment default within twelve months following the modification during the three months ended March 31, 2015 and 2014, respectively.

The terms of certain other loans were modified during the three months ending March 31, 2015 and year ending December 31, 2014 that did not meet the definition of a troubled debt restructuring. These loans have a total recorded investment as of March 31, 2015 and December 31, 2014 of $11 million and $27 million, respectively.

These loans which were modified during the three months ended March 31, 2015 and year ended December 31, 2014 did not meet the definition of a troubled debt restructuring as the modification was a delay in a payment ranging from 30 days to 3 months that was considered to be insignificant or the borrower was not considered to be experiencing financial difficulties.

At March 31, 2015 and December 31, 2014, nonaccrual loans totaled $5,997,000 and $6,625,000, respectively. Interest foregone on nonaccrual loans totaled $118,000 and $101,000 for the three months ended March 31, 2015 and 2014, respectively. Loans past due 90 days or more and on accrual status totaled $0 at March 31, 2015 and December 31, 2014.

Salaries and employee benefits totaling $317,000 and $341,000 have been deferred as loan origination costs during the three months ended March 31, 2015 and 2014, respectively.

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

Loss – Loans classified as loss are considered uncollectible and charged off immediately.

The following table shows the loan portfolio allocated by management's internal risk ratings at the dates indicated, in thousands:

March 31, 2015	Commercial Credit Exposure
	Credit Risk Profile by Internally Assigned Grade
	Commercial	Agricultural	Real Estate-Residential	Real Estate-Commercial	Real Estate-Construction	Equity LOC	Total
Grade:
Pass	$30,025	$33,902	$27,648	$167,870	$23,265	$37,736	$320,446
Watch	1,413	345	84	2,277	620	145	4,884
Substandard	755	393	1,081	4,361	1,051	370	8,011
Doubtful	-	-	-	-	-	-	-
Total	$32,193	$34,640	$28,813	$174,508	$24,936	$38,251	$333,341

December 31, 2014	Commercial Credit Exposure
	Credit Risk Profile by Internally Assigned Grade
	Commercial	Agricultural	Real Estate-Residential	Real Estate-Commercial	Real Estate-Construction	Equity LOC	Total
Grade:
Pass	$30,176	$34,609	$28,048	$156,329	$22,924	$38,373	$310,459
Watch	789	355	233	2,297	537	146	4,357
Substandard	500	391	1,003	4,680	1,111	453	8,138
Doubtful	-	-	-	-	-	-	-
Total	$31,465	$35,355	$29,284	$163,306	$24,572	$38,972	$322,954

	Consumer Credit Exposure			Consumer Credit Exposure
	Credit Risk Profile Based on Payment Activity			Credit Risk Profile Based on Payment Activity
	March 31, 2015			December 31, 2014
	Auto	Other	Total	Auto	Other	Total
Grade:
Performing	$46,493	$3,109	$49,602	$44,523	$2,805	$47,328
Non-performing	78	15	93	95	13	108
Total	$46,571	$3,124	$49,695	$44,618	$2,818	$47,436

The following tables show the allocation of the allowance for loan losses at the dates indicated, in thousands:

			Real Estate-	Real Estate-	Real Estate-
	Commercial	Agricultural	Residential	Commercial	Construction	Equity LOC	Auto	Other	Total
Three months ended 3/31/15:
Allowance for Loan Losses
Beginning balance	$574	$225	$379	$1,701	$1,227	$691	$581	$73	$5,451
Charge-offs	(40)	-	(5)	-	(1)	(8)	(111)	(10)	(175)
Recoveries	81	-	2	-	-	2	43	18	146
Provision	(33)	(3)	43	262	2	(98)	114	13	300
Ending balance	$582	$222	$419	$1,963	$1,228	$587	$627	$94	$5,722

Three months ended 3/31/14:
Allowance for Loan Losses
Beginning balance	$785	$164	$638	$1,774	$944	$613	$449	$150	$5,517
Charge-offs	(86)	-	-	-	-	(11)	(71)	(27)	(195)
Recoveries	13	-	19	1	162	12	12	24	243
Provision	(170)	13	(53)	187	60	97	39	(23)	150
Ending balance	$542	$177	$604	$1,962	$1,166	$711	$429	$124	$5,715

March 31, 2015:
Allowance for Loan Losses
Ending balance: individually evaluated for impairment	$-	$-	$63	$125	$287	$86	$3	$15	$579
Ending balance: collectively evaluated for impairment	$582	$222	$356	$1,838	$941	$501	$624	$79	$5,143

Loans
Ending balance	$32,193	$34,640	$28,813	$174,508	$24,936	$38,251	$46,571	$3,124	$383,036
Ending balance: individually evaluated for impairment	$70	$605	$2,311	$3,339	$1,191	$334	$78	$15	$7,943
Ending balance: collectively evaluated for impairment	$32,123	$34,035	$26,502	$171,169	$23,745	$37,917	$46,493	$3,109	$375,093

December 31, 2014:
Allowance for Loan Losses
Ending balance: individually evaluated for impairment	$-	$-	$51	$65	$274	$174	$-	$-	$564
Ending balance: collectively evaluated for impairment	$574	$225	$328	$1,636	$953	$517	$581	$73	$4,887

Loans
Ending balance	$31,465	$35,355	$29,284	$163,306	$24,572	$38,972	$44,618	$2,818	$370,390
Ending balance: individually evaluated for impairment	$55	$605	$2,518	$3,643	$1,252	$415	$93	$1	$8,582
Ending balance: collectively evaluated for impairment	$31,410	$34,750	$26,766	$159,663	$23,320	$38,557	$44,525	$2,817	$361,808

The following table shows an aging analysis of the loan portfolio by the time past due, in thousands:

March 31, 2015	30-89 Days	90 Days and		Total
	Past Due	Still Accruing	Nonaccrual	Past Due	Current	Total

Commercial:
Commercial	$22	$-	$53	$75	$32,118	$32,193
Agricultural	-	-	342	342	34,298	34,640
Real estate – construction	-	-	1,051	1,051	23,885	24,936
Real estate	339	-	3,339	3,678	170,830	174,508
Residential:
Real estate	1,521	-	785	2,306	26,507	28,813
Equity LOC	157	-	334	491	37,760	38,251
Consumer:
Auto	674	-	78	752	45,819	46,571
Other	14	-	15	29	3,095	3,124
Total	$2,727	$-	$5,997	$8,724	$374,312	$383,036

December 31, 2014	30-89 Days	90 Days and		Total
	Past Due	Still Accruing	Nonaccrual	Past Due	Current	Total

Commercial:
Commercial	$131	$-	$38	$169	$31,296	$31,465
Agricultural	-	-	339	339	35,016	35,355
Real estate – construction	345	-	1,111	1,456	23,116	24,572
Real estate	-	-	3,643	3,643	159,663	163,306
Residential:
Real estate	292	-	985	1,277	28,007	29,284
Equity LOC	194	-	415	609	38,363	38,972
Consumer:
Auto	601	-	93	694	43,924	44,618
Other	43	-	1	44	2,774	2,818
Total	$1,606	$-	$6,625	$8,231	$362,159	$370,390

The following tables show information related to impaired loans at the dates indicated, in thousands:

		Unpaid		Average	Interest
	Recorded	Principal	Related	Recorded	Income
As of March 31, 2015:	Investment	Balance	Allowance	Investment	Recognized
With no related allowance recorded:
Commercial	$70	$70	$	$58	-
Agricultural	605	605		605	5
Real estate – construction	445	445		449	2
Real estate – commercial	2,105	2,751		2,121	-
Real estate – residential	1,422	1,433		1,419	20
Equity Lines of Credit	127	127		119	-
Auto	69	69		73	-
Other	-	-		-	-
With an allowance recorded:
Commercial	$-	$-	$-	$-	$-
Agricultural	-	-	-	-	-
Real estate – construction	746	746	287	751	-
Real estate – commercial	1,234	1,234	125	1,243	-
Real estate – residential	889	889	63	889	3
Equity Lines of Credit	207	207	86	207	-
Auto	9	9	3	7	-
Other	15	15	15	11	-
Total:
Commercial	$70	$70	$-	$58	$-
Agricultural	605	605	-	605	5
Real estate – construction	1,191	1,191	287	1,200	2
Real estate – commercial	3,339	3,985	125	3,364	-
Real estate – residential	2,311	2,322	63	2,308	23
Equity Lines of Credit	334	334	86	326	-
Auto	78	78	3	80	-
Other	15	15	15	11	-

Total	$7,943	$8,600	$579	$7,952	$30

		Unpaid		Average	Interest
	Recorded	Principal	Related	Recorded	Income
As of December 31, 2014:	Investment	Balance	Allowance	Investment	Recognized
With no related allowance recorded:
Commercial	$55	$55		$61	$1
Agricultural	605	605		605	51
Real estate – construction	495	495		512	9
Real estate – commercial	3,389	4,036		2,460	-
Real estate – residential	1,422	1,433		1,443	80
Equity Lines of Credit	121	121		130	-
Auto	93	93		81	-
Other	1	1		-	-
With an allowance recorded:
Commercial	$-	$-	$-	$-	$-
Agricultural	-	-	-	-	-
Real estate – construction	757	757	274	778	-
Real estate – commercial	254	254	65	589	-
Real estate – residential	1,096	1,102	51	1,112	11
Equity Lines of Credit	294	294	174	299	-
Auto	-	-	-	-	-
Other	-	-	-	-	-
Total:
Commercial	$55	$55	$-	$61	$1
Agricultural	605	605	-	605	51
Real estate – construction	1,252	1,252	274	1,290	9
Real estate – commercial	3,643	4,290	65	3,049	-
Real estate – residential	2,518	2,535	51	2,555	91
Equity Lines of Credit	415	415	174	429	-
Auto	93	93	-	81	-
Other	1	1	-	-	-
Total	$8,582	$9,246	$564	$8,070	$152

5. COMMITMENTS AND CONTINGENCIES

The Company is party to claims and legal proceedings arising in the ordinary course of business. In the opinion of the Company’s management, the amount of ultimate liability with respect to such proceedings will not have a material adverse effect on the financial condition or result of operations of the Company taken as a whole.

In the normal course of business, there are various outstanding commitments to extend credit, which are not reflected in the financial statements, including loan commitments of $86,879,000 and $89,735,000 and stand-by letters of credit of $210,000 and $0 at March 31, 2015 and December 31, 2014, respectively.

Of the loan commitments outstanding at March 31, 2015, $8,462,000 are real estate construction loan commitments that are expected to fund within the next twelve months. The remaining commitments primarily relate to revolving lines of credit or other commercial loans, and many of these are expected to expire without being drawn upon. Therefore, the total commitments do not necessarily represent future cash requirements. Each loan commitment and the amount and type of collateral obtained, if any, are evaluated on an individual basis. Collateral held varies, but may include real property, bank deposits, debt or equity securities or business assets.

Stand-by letters of credit are conditional commitments written to guarantee the performance of a customer to a third party. These guarantees are primarily related to the purchases of inventory by commercial customers and are typically short-term in nature. Credit risk is similar to that involved in extending loan commitments to customers and accordingly, evaluation and collateral requirements similar to those for loan commitments are used. The deferred liability related to the Company’s stand-by letters of credit was not significant at March 31, 2015 or December 31, 2014.

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

	For the Three Months
	Ended March 31,
(In thousands, except per share data)	2015	2014
Net Income:
Net income	$1,215	$942
Earnings Per Share:
Basic earnings per share	$0.25	$0.20
Diluted earnings per share	$0.24	$0.19
Weighted Average Number of Shares Outstanding:
Basic shares	4,799	4,788
Diluted shares	5,047	4,929

Shares of common stock issuable under stock options and warrants for which the exercise prices were greater than the average market prices were not included in the computation of diluted earnings per share due to their antidilutive effect.  Stock options and warrants not included in the computation of diluted earnings per share, due to shares not being in-the-money and having an antidilutive effect, were approximately 55,000 and 161,000 for the three month periods ended March 31, 2015 and 2014, respectively.

7. STOCK-BASED COMPENSATION

Stock Options

In 2001, the Company established a Stock Option Plan for which 229,693 shares of common stock remain reserved for issuance to employees and directors and no shares are available for future grants as of March 31, 2015.

As of March 31, 2015, all remaining shares in this plan have vested and no compensation cost remains unrecognized.

The total fair value of options vested was $49,000 for the three months ended March 31, 2015 and 2014. The total intrinsic value of options at time of exercise was $26,000 and $6,000 for the three months ended March 31, 2015 and 2014, respectively.

Cash received from option exercises for the three months ended March 31, 2015 and 2014 were $12,000 and $6,000, respectively. There was no tax benefit realized for the tax deduction from options exercised during the three months ended March 31, 2015 and 2014.

A summary of the activity within the 2001 Stock Option Plan follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Intrinsic Value

Options outstanding at January 1, 2015	306,393	$7.95
Options cancelled	(72,600)	16.37
Options exercised	(4,100)	2.95
Options outstanding at March 31, 2015	229,693	$5.38	3.2	$1,134,000
Options exercisable at March 31, 2015	229,693	$5.38	3.2	$1,134,000

In May 2013, the Company established the 2013 Stock Option Plan for which 500,000 shares of common stock are reserved and 389,600 shares are available for future grants as of March 31, 2015. The Plan requires that the option price may not be less than the fair market value of the stock at the date the option is granted, and that the stock must be paid in full at the time the option is exercised. Payment in full for the option price must be made in cash, with Company common stock previously acquired by the optionee and held by the optionee for a period of at least six months, in options of the Optionee that are fully vested and exercisable or in any combination of the foregoing. The options expire on dates determined by the Board of Directors, but not later than ten years from the date of grant. There were no options granted during the three months ended March 31, 2015 and 2014.

As of March 31, 2015, there was $172,000 of total unrecognized compensation cost related to non-vested, share-based compensation arrangements granted under the 2013 Plan. That cost is expected to be recognized over a weighted average period of 3.1 years.

A summary of the activity within the 2013 Plan follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term in Years	Intrinsic Value
Options outstanding at January 1, 2015	110,400	$6.32
Options outstanding at March 31, 2015	110,400	$6.32	7.1	$344,000
Options exercisable at March 31, 2015	-	N/A	N/A	N/A
Expected to vest after March 31, 2015	94,061	$6.32	7.1	$293,000

Compensation cost related to stock options recognized in operating results under the two stock option plans was $29,000 and $9,000 for the three months ended March 31, 2015 and 2014, respectively. The associated income tax benefit recognized was $2,000 for the three months ended March 31, 2015 and $0 for the three months ended March 31, 2014.

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

Interest expense and penalties associated with unrecognized tax benefits, if any, are classified as income tax expense in the consolidated income statement. There have been no significant changes to unrecognized tax benefits or accrued interest and penalties for the three months ended March 31, 2015.

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

Fair Value of Financial Instruments

The carrying amounts and estimated fair values of financial instruments, at March 31, 2015 and December 31, 2014 are as follows, in thousands:

		Fair Value Measurements at March 31, 2015 Using:
	Carrying Value	Level 1	Level 2	Level 3	Total Fair Value
Financial assets:
Cash and cash equivalents	$48,633	$48,633			$48,633
Investment securities	90,072		$90,072		90,072
Loans, net	379,231			$380,599	380,599
FHLB stock	2,380				N/A
Accrued interest receivable	1,674	2	239	1,433	1,674
Financial liabilities:
Deposits	483,664	428,578	55,100		483,678
Repurchase agreements	6,944		6,944		6,944
Note payable	1,000			1,000	1,000
Subordinated debenture	7,493			7,500	7,500
Junior subordinated deferrable interest debentures	10,310			6,515	6,515
Accrued interest payable	77	8	51	18	77

		Fair Value Measurements at December 31, 2014 Using:
	Carrying Value	Level 1	Level 2	Level 3	Total Fair Value
Financial assets:
Cash and cash equivalents	$45,574	$45,574			$45,574
Investment securities	90,320		$90,320		90,320
Loans, net	366,787			$368,442	368,442
FHLB stock	2,380				N/A
Accrued interest receivable	1,727		281	1,446	1,727
Financial liabilities:
Deposits	467,891	411,549	56,364		467,913
Repurchase agreements	9,626		9,626		9,626
Note payable	1,000			1,000	1,000
Subordinated debenture	7,454			7,313	7,313
Junior subordinated deferrable interest debentures	10,310			6,636	6,636
Accrued interest payable	72	7	47	18	72

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

The following tables present information about the Company’s assets and liabilities measured at fair value on a recurring and non-recurring basis as of March 31, 2015 and December 31, 2014, and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value:

Assets and liabilities measured at fair value on a recurring basis at March 31, 2015 are summarized below, in thousands:

		Fair Value Measurements at March 31, 2015 Using
	Total Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
U.S. Government-sponsored agencies	$6,549	$-	$6,549	$-
U.S. Government-sponsored agencies collateralized by mortgage obligations- residential	70,010		70,010
Obligations of states and political subdivisions	13,513		13,513
	$90,072	$-	$90,072	$-

Assets and liabilities measured at fair value on a recurring basis at December 31, 2014 are summarized below, in thousands:

		Fair Value Measurements at December 31, 2014 Using

	Total Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
U.S. Government-sponsored agencies	$7,002	$-	$7,002	$-
U.S. Government-sponsored agencies collateralized by mortgage obligations- residential	70,280		70,280
Obligations of states and political subdivisions	12,532		12,532
Corporate debt	506		506
	$90,320	$-	$90,320	$-

The fair value of securities available-for-sale equals quoted market price, if available. If quoted market prices are not available, fair value is determined using quoted market prices for similar securities or matrix pricing. There were no changes in the valuation techniques used during 2015 or 2014. Transfers between hierarchy measurement levels are recognized by the Company as of the beginning of the reporting period. Changes in fair market value are recorded in other comprehensive income.

Assets and liabilities measured at fair value on a non-recurring basis at March 31, 2015 are summarized below, in thousands:

		Fair Value Measurements at March 31, 2015 Using

	Total Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Three Months Ended March 31, 2015 Total Gains (Losses)
Assets:
Impaired loans:
Commercial	$-	$-	$-	$-	$-
Agricultural	-			-	-
Real estate – residential	621			621	(17)
Real estate – commercial	1,279			1,279	-
Real estate – construction and land development	27			27	-
Equity lines of credit	82			82	-
Auto	-			-	-
Other	-			-	-
Total impaired loans	2,009	-	-	2,009	(17)
Other real estate:
Real estate – residential	146			146	-
Real estate – commercial	1,175			1,175	(68)
Real estate – construction and land development	2,186			2,186	197
Equity lines of credit	147			147	-
Total other real estate	3,654	-	-	3,654	129
	$5,663	$-	$-	$5,663	$112

Assets and liabilities measured at fair value on a non-recurring basis at December 31, 2014 are summarized below, in thousands:

		Fair Value Measurements at December 31, 2014 Using
					Three Months Ended March 31,
	Total Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	2014 Total Gains (Losses)
Assets:
Impaired loans:
Commercial	$-	$-	$-	$-	$-
Agricultural	-			-	-
Real estate –residential	838			838	(60)
Real estate – commercial	1,479			1,479	(290)
Real estate – construction and land development	27			27	(215)
Equity lines of credit	80			80	(136)
Auto	-			-	(3)
Other	-			-	(11)
Total impaired loans	2,424	-	-	2,424	(715)
Other real estate:
Real estate –residential	146			146	11
Real estate – commercial	1,052			1,052	(20)
Real estate – construction and land development	1,984			1,984	(126)
Equity lines of credit	408			408	-
Total other real estate	3,590	-	-	3,590	(135)
	$6,014	$-	$-	$6,014	$(850)

The Company has no liabilities which are reported at fair value.

The following methods were used to estimate fair value.

Impaired Loans: The fair value of collateral dependent impaired loans with specific allocations of the allowance for loan losses or loans that have been subject to partial charge-offs are generally based on recent real estate appraisals. These appraisals may utilize a single valuation approach or a combination of approaches including comparable sales and the income approach. Adjustments are routinely made in the appraisal process by the independent appraisers to adjust for differences between the comparable sales and income data available. Such adjustments are usually significant and typically result in a Level 3 classification of the inputs for determining fair value. Total losses of $17,000 and $715,000 represent impairment charges recognized during the three months ended March 31, 2015 and 2014, respectively, related to the above impaired loans.

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

The following table presents quantitative information about Level 3 fair value measurements for financial instruments measured at fair value on a non-recurring basis at March 31, 2015 and December 31, 2014 (dollars in thousands):

					Range		Range
Description	Fair Value 3/31/15	Fair Value 12/31/2014	Valuation Technique	Significant Unobservable Input	(Weighted Average) 3/31/2015		(Weighted Average) 12/31/2014
Impaired Loans:

RE – Residential	$621	$838	Sales Comparison	Adjustment for differences between comparable sales	8%	(8%)	8%	(8%)

RE – Commercial	$1,279	$1,479	Sales Comparison	Adjustment for differences between comparable sales	9% - 12%	(10%)	9% - 12%	(10%)

Land and Construction	$27	$27	Sales Comparison	Adjustment for differences between comparable sales	8%	(8%)	8%	(8%)

Equity Lines of Credit	$82	$80	Sales Comparison	Adjustment for differences between comparable sales	8%	(8%)	8%	(8%)

Other Real Estate:

RE – Residential	$146	$146	Sales Comparison	Adjustment for differences between comparable sales	10%	(10%)	10%	(10%)

Land and Construction	$2,186	$1,984	Sales Comparison	Adjustment for differences between comparable sales	10%	(10%)	10%	(10%)

RE – Commercial	$1,175	$1,052	Sales Comparison	Adjustment for differences between comparable sales	10%	(10%)	10%	(10%)

Equity Lines of Credit	$147	$408	Sales Comparison	Adjustment for differences between comparable sales	10%	(10%)	10%	(10%)

10. Adoption of New Accounting Standards

Recently Adopted Accounting Pronouncements

In January 2014, the FASB issued ASU No. 2014-04, Reclassification of Residential Real Estate Collateralized Consumer Mortgage Loans upon Foreclosure. The objective of this guidance is to clarify when an in substance repossession or foreclosure occurs, that is, when a creditor should be considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan such that the loan receivable should be derecognized and the real estate property recognized. ASU No. 2014-04 states that an in substance repossession or foreclosure occurs, and a creditor is considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan, upon either (1) the creditor obtaining legal title to the residential real estate property upon completion of a foreclosure or (2) the borrower conveying all interest in the residential real estate property to the creditor to satisfy that loan through completion of a deed in lieu of foreclosure or through a similar legal agreement. Additionally, ASU No. 2014-04 requires interim and annual disclosure of both (1) the amount of foreclosed residential real estate property held by the creditor and (2) the recorded investment in consumer mortgage loans collateralized by residential real estate property that are in the process of foreclosure according to local requirements of the applicable jurisdiction. ASU No. 2014-04 is effective for interim and annual reporting periods beginning after December 15, 2014. The adoption of ASU No. 2014-04 did not have a material impact on the Company's Financial Statements.

In June 2014, the FASB issued ASU No. 2014-11, Repurchase-to-Maturity Transactions, Repurchase Financings, and Disclosures. The Update improves the financial reporting of repurchase agreements and other similar transactions through a change in accounting for repurchase-to-maturity transactions and repurchase financings, and the introduction of two new disclosure requirements. New disclosures are required for (1) transfers accounted for as sales in transactions that are economically similar to repurchase agreements, in which the transferor retains substantially all of the exposure to the economic return on the transferred financial asset throughout the term of the transaction and (2) repurchase agreements, securities lending transactions, and repurchase-to-maturity transactions accounted for as secured borrowings about the nature of collateral pledged and the time to maturity of those transactions The adoption of ASU No. 2014-11 did not have a material impact on the Company's Financial Statements.

Pending Accounting Pronouncements

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

INTRODUCTION

The following discussion and analysis sets forth certain statistical information relating to the Company as of March 31, 2015 and December 31, 2014 and for the three month periods ended March 31, 2015 and 2014. This discussion should be read in conjunction with the condensed consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q and the consolidated financial statements and notes thereto included in Plumas Bancorp’s Annual Report filed on Form 10-K for the year ended December 31, 2014.

Plumas Bancorp trades on The NASDAQ Capital Market under the ticker symbol “PLBC”.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

There have been no changes to the Company’s critical accounting policies from those disclosed in the Company’s 2014 Annual Report to Shareholders on Form 10-K.

This discussion should be read in conjunction with our unaudited condensed consolidated financial statements, including the notes thereto, appearing elsewhere in this report.

OVERVIEW

Net income increased by $273 thousand from $942 thousand during the first quarter of 2014 to $1.2 million during the current quarter. Earnings benefited from increases of $394 thousand in net interest income and $357 thousand in non-interest income. Partially offsetting these increases in revenue were a $150 thousand increase in the provision for loan losses, a $145 thousand increase in non-interest expense and an increase in income tax expense of $183 thousand. Diluted earnings per share increased to $0.24 during the three months ended March 31, 2015 compared to $0.19 during the first quarter of 2014.

Total assets at March 31, 2015 were $554 million, an increase of $15.0 million from December 31, 2014. This increase included an increase in cash and cash equivalents of $3.1 million and an increase in net loans of $12.4 million partially offset by a decline of $0.5 million in all other assets. Net loan balances increased from $367 million at December 31, 2014 to $379 million at March 31, 2015. Cash and cash equivalents totaled $48.6 million at March 31, 2015.

Deposits totaled $483.7 million at March 31, 2015, an increase of $15.8 million from $467.9 million at December 31, 2014. Increases included $3.3 million in non-interest bearing demand deposits, $4.1 million in interest bearing transaction accounts (NOW) accounts and $9.6 million in savings and money market accounts. Time deposits declined by $1.2 million. Shareholders’ equity increased by $1.6 million from $36.5 million at December 31, 2014 to $38.1 million at March 31, 2015.

The annualized return on average assets was 0.90% for the three months ended March 31, 2015 up from 0.74% for the three months ended March 31, 2014. The annualized return on average common equity increased from 12.0% during the first quarter of 2014 to 13.0% during the current quarter.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2015

Net interest income before provision for loan losses. Net interest income, on a nontax-equivalent basis, was $5.0 million for the three months ended March 31, 2015, an increase of $394 thousand, or 9%, from $4.6 million for the same period in 2014. The increase in net interest income includes an increase of $364 thousand in interest income and a decline of $30 thousand in interest expense. Net interest margin for the three months ended March 31, 2015 increased 7 basis points, or 2%, to 4.06%, up from 3.99% for the same period in 2014.

Interest income increased by $364 thousand, or 7%, to $5.4 million for the three months ended March 31, 2015, up from $5.0 million during the same period in 2014. Interest and fees on loans increased $335 thousand to $4.9 million for the three months ended March 31, 2015 as compared to $4.6 million during the first quarter of 2014 related to an increase in average loan balances. The Company’s average loan balances were $371 million for the three months ended March 31, 2015, up $34.4 million, or 10%, from $337 million for the same period in 2014. The Company is focused on growing loan balances through a balanced and diversified approach.

The following table compares loan balances by type at March 31, 2015 and 2014.

(dollars in thousands)	Balance at End of Period	Percent of Loans in Each Category	Balance at End of Period	Percent of Loans in Each Category
	03/31/15	03/31/15	03/31/14	03/31/14
Commercial	$32,193	8.4%	$28,118	8.2%
Agricultural	34,640	9.0%	28,802	8.3%
Real estate - residential	28,813	7.5%	30,090	8.7%
Real estate – commercial	174,508	45.6%	162,979	47.2%
Real estate – construction	24,936	6.5%	20,294	5.9%
Equity Lines of Credit	38,251	10.0%	37,041	10.7%
Auto	46,571	12.2%	33,779	9.8%
Other	3,124	0.8%	4,080	1.2%
Total Gross Loans	$383,036	100%	$345,183	100%

The average yield on loans was 5.40% during the first quarter of 2015 down from 5.55% for same quarter in 2014. We attribute much of the decrease in yield to price competition in our service area.

Interest on investment securities increased by $24 thousand as a result of an increase in yield of 14 basis points from 1.67% during the first quarter of 2014 to 1.81% during the three months ended March 31, 2015. The average balance in investment securities decreased slightly from $90.8 million during the first quarter of 2014 to $89.3 million during the current quarter. During the current quarter yield benefited from an increase in municipal securities as a percentage of total securities and a reduction in securities of U.S. Government-sponsored agencies. At March 31, 2015 municipal securities totaled $13.5 million or 15% of the investment portfolio compared to $3.0 million or 3% of the portfolio at March 31, 2014. U.S. Government-sponsored agencies were $6.5 million at March 31, 2015 and $16.0 million at March 31, 2014.

Interest expense on deposits decreased by $9 thousand to $124 thousand for the three months ended March 31, 2015, down from $133 thousand during the 2014 quarter. This decrease mostly relates to decreases in the average balance and rate paid on time deposits.

Interest on time deposits declined by $12 thousand. Average time deposits declined by $5.7 million from $61.6 million during the three months ended March 31, 2014 to $55.9 million during the current quarter. We attribute much of the reduction in time deposits to the unusually low interest rate environment as we have seen a movement out of time into more liquid deposit types. The average rate paid on time deposits decreased from 0.38% during the three months ended March 31, 2014 to 0.33% during the current quarter. This decrease primarily relates to the maturity of higher rate deposits.

Interest expense on other interest-bearing liabilities decreased by $21 thousand from $296 thousand during the three months ending March 31, 2014 to $275 thousand during the quarter ending March 31, 2015. This decrease was related to a decline in average outstanding borrowings on our Note Payable from $3 million during the three months ending March 31, 2014 to $1 million during the current quarter.

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

	For the Three Months Ended March 31, 2015			For the Three Months Ended March 31, 2014
	Average Balance (in thousands)	Interest (in thousands)	Yield/ Rate	Average Balance (in thousands)	Interest (in thousands)	Yield/ Rate

Interest-earning assets:
Loans (1) (2) (3)	$371,275	$4,943	5.40%	$336,878	$4,608	5.55%
Investment securities (1)	89,299	398	1.81%	90,777	374	1.67%
Interest-bearing deposits	36,757	35	0.39%	37,979	30	0.32%
Total interest-earning assets	497,331	5,376	4.38%	465,634	5,012	4.37%
Cash and due from banks	16,406			14,938
Other assets	33,281			36,593

Total assets	$547,018			$517,165

Interest-bearing liabilities:
NOW deposits	$84,479	19	0.09%	$83,306	19	0.09%
Money market deposits	45,017	16	0.14%	48,022	17	0.14%
Savings deposits	108,867	43	0.16%	99,543	39	0.16%
Time deposits	55,882	46	0.33%	61,629	58	0.38%
Total deposits	294,245	124	0.17%	292,500	133	0.18%
Note payable	1,000	11	4.46%	3,000	32	4.33%
Subordinated debentures	7,470	188	10.21%	7,311	188	10.43%
Junior subordinated debentures	10,310	74	2.91%	10,310	74	2.91%
Other interest-bearing liabilities	9,000	2	0.09%	8,008	2	0.10%

Total interest-bearing liabilities	322,025	399	0.50%	321,129	429	0.54%

Non-interest bearing deposits	180,979			158,217
Other liabilities	6,244			6,063
Shareholders' equity	37,770			31,756

Total liabilities & equity	$547,018			$517,165

Cost of funding interest-earning assets (4)			0.32%			0.38%
Net interest income and margin (5)		$4,977	4.06%		$4,583	3.99%

(1)	Not computed on a tax-equivalent basis.
(2)	Average nonaccrual loan balances of $6.3 million for 2015 and $6.2 million for 2014 are included in average loan balances for computational purposes.
(3)	Net costs included in loan interest income for the three-month periods ended March 31, 2015 and 2014 were $150,000 and $133,000, respectively.
(4)	Total annualized interest expense divided by the average balance of total earning assets.
(5)	Annualized net interest income divided by the average balance of total earning assets.

The following table sets forth changes in interest income and interest expense for the three-month periods indicated and the amount of change attributable to variances in volume, rates and the combination of volume and rates based on the relative changes of volume and rates:

	2015 over 2014 change in net interest income for the three months ended March 31 (in thousands)
	Volume (1)	Rate (2)	Mix (3)	Total

Interest-earning assets:
Loans	$471	$(123)	$(13)	$335
Investment securities	(6)	31	(1)	24
Interest bearing deposits	(1)	6	-	5

Total interest income	464	(86)	(14)	364

Interest-bearing liabilities:
NOW deposits	-	-	-	-
Money market deposits	(1)	-	-	(1)
Savings deposits	4	-	-	4
Time deposits	(5)	(7)	-	(12)
Note payable	(21)	1	(1)	(21)
Subordinated debentures	4	(4)	-	-
Junior subordinated debentures	-	-	-	-
Other	1	(1)	-	-
Total interest expense	(18)	(11)	(1)	(30)
Net interest income	$482	$(75)	$(13)	$394

(1)      The volume change in net interest income represents the change in average balance multiplied by the previous quarter’s rate.

(2)      The rate change in net interest income represents the change in rate multiplied by the previous quarter’s average balance.

(3)      The mix change in net interest income represents the change in average balance multiplied by the change in rate.

Provision for loan losses. During the three months ended March 31, 2015 we recorded a provision for loan losses of $300 thousand, up $150 thousand from the $150 thousand provision recorded during the first quarter of 2014. During the first quarter of 2014 net loans increased by $6.6 million while during the current quarter net loans increased by $12.4 million. The increase in provision is consistent with additional loan growth during the three months ended March 31, 2015 and an increase of $77 thousand in net loan charge-offs from net recoveries of $48 thousand during the three months ended March 31, 2014 to net charge-offs of $29 thousand during the current quarter. See “Analysis of Asset Quality and Allowance for Loan Losses” for further discussion of loan quality trends and the provision for loan losses.

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

Non-interest income. During the three months ended March 31, 2015 non-interest income totaled $2.0 million an increase of $357 thousand from the three months ended March 31, 2014. The largest component of this increase was an increase of $325 thousand in gains on the sale of government guaranteed SBA loans. During the current quarter, proceeds from SBA loan sales totaled $9.5 million resulting in a gain on sale of $657 thousand. This compares to proceeds of $5.3 million and a gain on sale of $332 thousand during the first quarter of 2014. Additionally, during the quarter we sold eight available-for-sale investment securities having a value of $6.7 million and recorded a net gain of $30 thousand on sale. Loan servicing income, which increased by $31 thousand, represents servicing income received on the guaranteed portion of SBA loans sold into the secondary market. At March 31, 2015 we were servicing over $81 million in guaranteed portions of loans an increase of $11 million from over $70 million at March 31, 2014. The largest decrease in non-interest income was $56 thousand in service charge income most of which was related to a reduction in NSF and overcharge income which we attribute to improved economic conditions as well as working with our customers to help them reduce NSF activity.

The following table describes the components of non-interest income for the three-month periods ended March 31, 2015 and 2014, dollars in thousands:

	For the Three Months
	Ended March 31
	2015	2014	Dollar Change	Percentage Change
Service charges on deposit accounts	$938	$994	$(56)	-5.6%
Gain on sale of loans, net	657	332	325	97.9%
Loan servicing fees	127	96	31	32.3%
Earnings on life insurance policies	85	87	(2)	-2.3%
Gain on sale of investments	30	-	30	100%
Other	208	179	29	16.2%
Total non-interest income	$2,045	$1,688	$357	21.1%

Non-interest expense. During the three months ended March 31, 2015, total non-interest expense increased by $145 thousand, or 3%, to $4.7 million, up from $4.6 million for the comparable period in 2014. While the Company continued to experience declines in several categories of non-interest expense, these were offset by increases in other items the largest of which were $349 thousand in salary and benefit expense, $67 thousand in loan collection costs, $50 thousand in professional fees and a decrease in gain on sale of OREO of $52 thousand. The largest declines in non-interest expense were $264 thousand in the provision from change in OREO valuation, $84 thousand in OREO costs and $79 thousand in occupancy and equipment expense.

The increase in salary and benefits includes an increase in salary expense, exclusive of commissions, of $156 thousand mostly related to merit and promotion increases and the addition of two loan officers; one serving Reno, Nevada and one located in Chico, California. Other significant increases include an increase of $101 thousand in commission expense and costs related to 401k plan contributions. Related to the increase in SBA sales activity, commission expense increased by $101 thousand and, effective January 1, 2015, we reestablished a 401k matching benefit resulting in $36 thousand in matching contributions.

The increase in loan collection expense was related to a $59 thousand increase in our reserve for losses on unfunded commitments which increased from $141 thousand to $200 thousand based on a recent analysis of this reserve. The increase in professional fees is mostly related to an increase of $31 thousand in audit expense related to lending functions, including the cost of our semi-annual loan review, an annual review of our SBA loan operations by the SBA and a review of our loan compliance systems. While these reviews are a normal part of our operations, the costs were incurred later in 2014. The second largest increase in professional fees as an increase in legal expense related to loan collection activities totaling $14 thousand.

Gains on sale of OREO decreased by $52 thousand; we disposed of two OREO properties during the current quarter recording a $3 thousand gain on sale. During the 2014 quarter we disposed of six properties recording a gain on sale of $55 thousand.

OREO represents real property taken by the Bank either through foreclosure or through a deed in lieu thereof from the borrower. When other real estate is acquired, any excess of the Bank’s recorded investment in the loan balance and accrued interest income over the estimated fair market value of the property less costs to sell is charged against the allowance for loan losses. A valuation allowance for losses on other real estate is maintained to provide for temporary declines in value. The allowance is established through a provision for subsequent losses on other real estate which is included in other expenses. Subsequent gains or losses on sales or from impairment are recorded as incurred. The provision from change in OREO valuation declined by $264 thousand from $135 thousand during the three months ended March 31, 2014 to a credit of $129 thousand during the current period. The credit resulted from a significant increase in value of one OREO property based on a recent appraisal. This property was originally transferred to OREO at a value, net of estimated costs selling costs, of $1 million. Subsequently, based on declines in value it was written down to $0.7 million with a $0.3 million valuation allowance; however, recently the surrounding area in which the property is located has enjoyed significant new business activity and the value of this property has increased resulting in a reduction in the valuation allowance of $0.2 million. The $0.2 million was offset by declines in value on two other OREO properties totaling $68 thousand.

The decline in OREO costs includes a decrease in OREO legal expense of $49 thousand and a decline in repair costs of $40 thousand. During 2014 we incurred $55 thousand in legal costs, related to OREO, pursuing additional recoveries on selected OREO properties through legal channels. In addition, OREO repair expense during 2014 totaled $49 thousand most of which was used to fix up several properties in an effort to increase their marketability. The decline in occupancy and equipment expense includes several reductions the largest of which was a savings of $38 thousand in equipment expense. During 2014 equipment expense was high as we chose to replace all of our personal computers running Windows XP with machines running Windows 7.

The following table describes the components of non-interest expense for the three-month periods ended March 31, 2015 and 2014, dollars in thousands:

	For the Three Months
	Ended March 31
	2015	2014	Dollar Change	Percentage Change
Salaries and employee benefits	$2,718	$2,369	$349	14.7%
Occupancy and equipment	700	779	(79)	-10.1%
Outside service fees	494	494	-	-%
Professional fees	175	125	50	40.0%
Loan collection expenses	102	35	67	191.4%
Deposit insurance	95	110	(15)	-13.6%
Telephone and data communication	89	82	7	8.5%
Business development	83	64	19	29.7%
Director compensation and expenses	76	69	7	10.1%
Advertising and shareholder relations	67	61	6	9.8%
Armored car and courier	55	54	1	1.9%
OREO costs	53	137	(84)	-61.3%
Insurance	29	30	(1)	-3.3%
Stationery and supplies	28	32	(4)	-12.5%
Postage	9	11	(2)	-18.2%
Gain on sale of OREO	(3)	(55)	52	-94.5%
Provision from change in OREO valuation	(129)	135	(264)	-195.6%
Other	65	29	36	124.1%
Total non-interest expense	$4,706	$4,561	$145	3.2%

Provision for income taxes. The Company recorded an income tax provision of $801 thousand, or 39.7% of pre-tax income for the three months ended March 31, 2015. This compares to an income tax provision of $618 thousand or 39.6% of pre-tax income during the first three months of 2014. The percentages for 2015 and 2014 differ from statutory rates as tax exempt items of income such as earnings on Bank owned life insurance and municipal loan and securities interest decrease taxable income.

Deferred tax assets and liabilities are recognized for the tax consequences of temporary differences between the reported amount of assets and liabilities and their tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The determination of the amount of deferred income tax assets which are more likely than not to be realized is primarily dependent on projections of future earnings, which are subject to uncertainty and estimates that may change given economic conditions and other factors. The realization of deferred income tax assets is assessed and a valuation allowance is recorded if it is "more likely than not" that all or a portion of the deferred tax asset will not be realized. "More likely than not" is defined as greater than a 50% chance. All available evidence, both positive and negative is considered to determine whether, based on the weight of that evidence, a valuation allowance is needed. Based upon the analysis of available evidence, management has determined that it is "more likely than not" that all deferred income tax assets as of March 31, 2015 and December 31, 2014 will be fully realized and therefore no valuation allowance was recorded. On the consolidated balance sheet, net deferred tax assets are included in accrued interest receivable and other assets.

FINANCIAL CONDITION

Loan Portfolio. Loans increased by $12.6 million, an annualized rate of over 13%, from $370.4 million at December 31, 2014 to $383.0 million at March 31, 2015. The increase in loan balances during the three month period ended March 31, 2015 mostly relates to growth in the Company’s commercial real estate and automobile loan portfolios. The Company continues to manage the mix of its loan portfolio consistent with its identity as a community bank serving the financing needs of all sectors of the area it serves. Although the Company offers a broad array of financing options, it continues to concentrate its focus on small to medium sized commercial businesses. These commercial loans offer diversification as to industries and types of businesses, thus limiting material exposure in any industry concentrations. The Company offers both fixed and floating rate loans and obtains collateral in the form of real property, business assets and deposit accounts, but looks to business and personal cash flows as its primary source of repayment.

As shown in the following table the Company's largest lending categories are commercial real estate loans, automobile loans and equity lines of credit.

(dollars in thousands)	Balance at End of Period	Percent of Loans in Each Category to Total Loans	Balance at End of Period	Percent of Loans in Each Category to Total Loans
	03/31/15	03/31/15	12/31/14	12/31/14
Commercial	$32,193	8.4%	$31,465	8.5%
Agricultural	34,640	9.0%	35,355	9.5%
Real estate - residential	28,813	7.5%	29,284	7.9%
Real estate – commercial	174,508	45.6%	163,306	44.1%
Real estate – construction	24,936	6.5%	24,572	6.6%
Equity Lines of Credit	38,251	10.0%	38,972	10.5%
Auto	46,571	12.2%	44,618	12.1%
Other	3,124	0.8%	2,818	0.8%
Total Gross Loans	$383,036	100%	$370,390	100%

Construction and land development loans represented 6.5% and 6.6% of the loan portfolio as of March 31, 2015 and December 31, 2014, respectively. The construction and land development portfolio component has been identified by Management as a higher-risk loan category.  The quality of the construction and land development category is highly dependent on property values both in terms of the likelihood of repayment once the property is transacted by the current owner as well as the level of collateral the Company has securing the loan in the event of default.  Loans in this category are characterized by the speculative nature of commercial and residential development properties and can include property in various stages of development from raw land to finished lots. The decline in these loans as a percentage of the Company’s loan portfolio from over 21% at December 31, 2007 to less than 7% during the last two years reflects management’s efforts, which began in 2009, to reduce its exposure to construction and land development loans.

The Company’s real estate related loans, including real estate mortgage loans, real estate construction and land development loans, consumer equity lines of credit, and agricultural loans secured by real estate comprised 74% of the total loan portfolio at March 31, 2015 and December 31, 2014, respectively. Moreover, the business activities of the Company currently are focused in the California counties of Plumas, Nevada, Placer, Lassen, Modoc, Shasta, Sierra and in Washoe County in Northern Nevada. Consequently, the results of operations and financial condition of the Company are dependent upon the general trends in these economies and, in particular, the residential and commercial real estate markets. In addition, the concentration of the Company's operations in these areas of Northeastern California and Northwestern Nevada exposes it to greater risk than other banking companies with a wider geographic base in the event of catastrophes, such as earthquakes, fires and floods in these regions.

The rates of interest charged on variable rate loans are set at specific increments in relation to the Company's lending rate or other indexes such as the published prime interest rate or U.S. Treasury rates and vary with changes in these indexes. At March 31, 2015 and December 31, 2014, approximately 71% of the Company's loan portfolio was comprised of variable rate loans. At March 31, 2015 and December 31, 2014, 44% and 42%, respectively of the variable loans were at their respective floor rate. While real estate mortgage, commercial and consumer lending remain the foundation of the Company's historical loan mix, some changes in the mix have occurred due to the changing economic environment and the resulting change in demand for certain loan types. The most significant change has been an increase in indirect auto lending with automobile loans increasing from 2.5% of gross loans at December 31, 2011 to 12.2% of gross loans at March 31, 2015. The automobile portfolio provides diversification to the loan portfolio in terms of rate, term and balance as these loans tend to have a much shorter term and balance than commercial real-estate loans and are fixed rate. In addition, the Company remains committed to the agricultural industry in Northeastern California and will continue to pursue high quality agricultural loans. Agricultural loans include both commercial and commercial real estate loans. The Company’s agricultural loan balances totaled $35 million at March 31, 2015 and December 31, 2014.

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

	For the Three Months Ended March 31,		For the Year Ended December 31
	2015	2014	2014	2013	2012
	(dollars in thousands)
Balance at beginning of period	$5,451	$5,517	$5,517	$5,686	$6,908
Charge-offs:
Commercial and agricultural	40	86	191	401	1,159
Real estate mortgage	6	-	1,015	419	616
Real estate construction	1	-	106	735	1,524
Consumer (includes equity LOC & Auto)	128	109	601	360	602
Total charge-offs	175	195	1,913	1,915	3,901
Recoveries:
Commercial and agricultural	82	13	89	140	66
Real estate mortgage	1	20	19	109	8
Real estate construction	-	162	491	-	81
Consumer (includes equity LOC & Auto)	63	48	148	97	174
Total recoveries	146	243	747	346	329
Net (charge-offs) recoveries	(29)	48	(1,166)	(1,569)	(3,572)
Provision for loan losses	300	150	1,100	1,400	2,350
Balance at end of period	$5,722	$5,715	$5,451	$5,517	$5,686
Net charge-offs (recoveries) during the period to average loans (annualized for the three month periods)	0.03%	(0.06)%	0.33%	0.49%	1.18%
Allowance for loan losses to total loans	1.49%	1.66%	1.47%	1.63%	1.80%

During the three months ended March 31, 2015 we recorded a provision for loan losses of $300 thousand up $150 thousand from the $150 thousand provision recorded during the quarter ended March 31, 2014. Net charge-offs totaled $29 thousand an increase of $77 thousand from net recoveries of $48 thousand during the three months ended March 31, 2014.

The following table provides a breakdown of the allowance for loan losses at March 31, 2015 and December 31, 2014:

(dollars in thousands)	Balance at End of Period	Percent of Loans in Each Category to Total Loans	Balance at End of Period	Percent of Loans in Each Category to Total Loans
	2015	2015	2014	2014
Commercial and agricultural	$804	17.4%	$799	18.0%
Real estate mortgage	2,382	53.1%	2,080	52.0%
Real estate construction	1,228	6.5%	1,227	6.6%
Consumer (includes equity LOC & Auto)	1,308	23.0%	1,345	23.4%
Total	$5,722	100.0%	$5,451	100.0%

The allowance for loan losses totaled $5.7 million at March 31, 2015 and $5.5 million at December 31, 2014. Specific reserves related to impaired loans increased by $14 thousand from $564 thousand at December 31, 2014 to $579 thousand at March 31, 2015. At least quarterly the Company evaluates each specific reserve and if it determines that the loss represented by the specific reserve is uncollectable it records a charge-off for the uncollectable portion. General reserves were $5.1 million at March 31, 2015 and $4.9 million at December 31, 2014. The allowance for loan losses as a percentage of total loans increased from 1.47% at December 31, 2014 to 1.49% at March 31, 2015. The percentage of general reserves to unimpaired loans increased from 1.35% at December 31, 2014 to 1.37% at March 31, 2015.

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

Loans restructured (TDRs) and not included in nonperforming loans in the following table totaled $2.0 million at March 31, 2015 and $2.0 million, $4.5 million, $5.4 million and $8.6 million at December 31, 2014, 2013, 2012 and 2011, respectively.

For additional information related to restructured loans see Note 4 of the Company’s Condensed Consolidated Financial Statements in this quarterly report on form 10Q.

The following table sets forth the amount of the Company's nonperforming assets as of the dates indicated.

	At March 31,	At December 31,
	2015	2014	2013	2012	2011
	(dollars in thousands)

Nonaccrual loans	$5,997	$6,625	$5,519	$13,683	$16,757
Loans past due 90 days or more and still accruing	-	-	17	15	72
Total nonperforming loans	5,997	6,625	5,536	13,698	16,829
Other real estate owned	3,654	3,590	6,399	5,295	8,623
Other vehicles owned	29	13	60	41	57
Total nonperforming assets	$9,680	$10,228	$11,995	$19,034	$25,509
Interest income forgone on nonaccrual loans	$118	$345	$280	$646	$510
Interest income recorded on a cash basis on nonaccrual loans	$-	$31	$22	$192	$285
Nonperforming loans to total loans	1.57%	1.79%	1.64%	4.35%	5.73%
Nonperforming assets to total assets	1.75%	1.90%	2.33%	3.98%	5.60%

Nonperforming loans at March 31, 2015 were $6.0 million, a decrease of $628 thousand from the $6.6 million balance at December 31, 2014. Specific reserves on nonaccrual loans totaled $537 thousand at March 31, 2015 and $522 thousand at December 31, 2014. Performing loans past due thirty to eighty-nine days increased by $1.1 million from $1.6 million at December 31, 2014 to $2.7 million at March 31, 2015. The increase was related to one loan with a balance of $1.5 million which was 31 days past due at March 31, 2015. The regular payment was received on this loan on April 2, 2015.

A substandard loan is not adequately protected by the current sound worth and paying capacity of the borrower or the value of the collateral pledged, if any. Total substandard loans decreased by $127 thousand from $8.1 million at December 31, 2014 to $8.0 million at March 31, 2015. Loans classified as watch increased by $0.5 million from $4.4 million at December 31, 2014 to $4.9 million at March 31, 2015. At March 31, 2015, $2.1 million of performing loans were classified as substandard. Further deterioration in the credit quality of individual performing substandard loans or other adverse circumstances could result in the need to place these loans on nonperforming status.

At March 31, 2015 and December 31, 2014, the Company's recorded investment in impaired loans totaled $7.9 million and $8.6 million, respectively. The specific allowance for loan losses related to impaired loans totaled $579 thousand and $564 thousand at March 31, 2015 and December 31, 2014, respectively. Additionally, $0.7 million has been charged off against the impaired loans at March 31, 2015 and December 31 2014.

It is the policy of management to make additions to the allowance for loan losses so that it remains appropriate to absorb the inherent risk of loss in the portfolio. Management believes that the allowance at March 31, 2015 is appropriate. However, the determination of the amount of the allowance is judgmental and subject to economic conditions which cannot be predicted with certainty. Accordingly, the Company cannot predict whether charge-offs of loans in excess of the allowance may occur in future periods.

OREO represents real property acquired by the Bank either through foreclosure or through a deed in lieu thereof from the borrower. Repossessed assets include vehicles and other commercial assets acquired under agreements with delinquent borrowers. OREO holdings represented fifteen properties totaling $3.7 million at March 31, 2015 and fifteen properties totaling $3.6 million at December 31, 2014. Nonperforming assets as a percentage of total assets were     1.75% at March 31, 2015 and 1.90% at December 31, 2014.

The following table provides a summary of the change in the number and balance of OREO properties for the three months ended March 31, 2015 and 2014, dollars in thousands:

	Three Months Ended March 31,
	#	2015	#	2014
Beginning Balance	15	$3,590	26	$6,399
Additions	2	232	1	102
Dispositions	(2)	(297)	(6)	(636)
Provision from change in OREO valuation		129		(135)
Ending Balance	15	$3,654	21	$5,730

Investment Portfolio and Federal Funds Sold. Total investment securities were $90.1 million at March 31, 2015 and $90.3 million as of December 31, 2014. During the three months ended March 31, 2015 we sold eight available-for-sale investment securities having a value of $6.7 million and recorded a net gain of $30 thousand. The investment portfolio at March 31, 2015 consisted of $76.6 million in securities of U.S. Government-sponsored agencies and 55 municipal securities totaling $13.5 million. Included in the $90.3 million at December 31, 2014 were $77.3 million in securities of U.S. Government-sponsored agencies and 52 municipal securities totaling $12.5 million and one corporate security totaling $0.5 million.

There were no Federal funds sold at March 31, 2015 and December 31, 2014; however, the Bank maintained interest earning balances at the Federal Reserve Bank (FRB) totaling $26.3 million at March 31, 2015 and $22.9 million at December 31, 2014. These balances currently earn 25 basis points.

The Company classifies its investment securities as available-for-sale or held-to-maturity. Currently all securities are classified as available-for-sale. Securities classified as available-for-sale may be sold to implement the Company's asset/liability management strategies and in response to changes in interest rates, prepayment rates and similar factors.

Deposits. Deposits totaled $483.7 million at March 31, 2015, an increase of $15.8 million from $467.9 million at December 31, 2014. Increases included $3.3 million in non-interest bearing demand deposits, $4.1 million in interest bearing transaction accounts (NOW) accounts and $9.6 million in savings and money market accounts. Time deposits declined by $1.2 million, much of which we attribute to migration into other types of deposits given the low rates and lack of liquidity associated with time deposits.

The Company continues to manage the mix of its deposits consistent with its identity as a community bank serving the financial needs of its customers. The following table shows the distribution of deposits by type at March 31, 2015 and December 31, 2014.

(dollars in thousands)	Balance at End of Period	Percent of Deposits in Each Category	Balance at End of Period	Percent of Deposits in Each Category
	3/31/15	3/31/15	12/31/14	12/31/14
Non-interest bearing	$183,972	38.0%	$180,649	38.6%
NOW	86,212	17.8%	82,144	17.6%
Money Market	47,089	9.8%	42,499	9.1%
Savings	111,304	23.0%	106,257	22.7%
Time	55,087	11.4%	56,342	12.0%
Total Deposits	$483,664	100%	$467,891	100%

Deposits represent the Bank's primary source of funds. Deposits are primarily core deposits in that they are demand, savings and time deposits generated from local businesses and individuals. These sources are considered to be relatively stable, long-term relationships thereby enhancing steady growth of the deposit base without major fluctuations in overall deposit balances. The Company experiences, to a small degree, some seasonality with the slower growth period between November through April, and the higher growth period from May through October. In order to assist in meeting any funding demands, the Company maintains a secured borrowing arrangement with the FHLB. There were no brokered deposits at March 31, 2015 or December 31, 2014.

Short-term Borrowing Arrangements. The Company is a member of the FHLB and can borrow up to $136,000,000 from the FHLB secured by commercial and residential mortgage loans with carrying values totaling $206,000,000. The Company is required to hold FHLB stock as a condition of membership. At March 31, 2015 and December 31, 2014, the Company held $2,380,000 of FHLB stock which is recorded as a component of other assets. Based on this level of stock holdings at March 31, 2015, the Company can borrow up to $79,300,000. To borrow the $136,000,000 in available credit the Company would need to purchase $1,710,000 in additional FHLB stock. In addition to its FHLB borrowing line, the Company has unsecured short-term borrowing agreements with three of its correspondent banks in the amounts of $11 million, $10 million and $10 million. There were no outstanding borrowings under the FHLB or the correspondent bank borrowing lines at March 31, 2015 or December 31, 2014.

Note Payable. The Bancorp has the ability to borrow up to $7.5 million on a promissory note (the “Note”) payable to an unrelated commercial bank. The note bears interest at the U.S. "Prime Rate" plus three-quarters percent per annum, 4.00% at March 31, 2015 and December 31, 2014, matures on October 24, 2015 and is secured by 100 shares of Plumas Bank stock representing the Company's 100% ownership interest in Plumas Bank. The outstanding balance on this Note was $1,000,000 at March 31, 2015 and December 31, 2014. On April 16, 2015 we borrowed an additional $4,000,000 on this Note which, along with a cash dividend from the Bank, was used to pay off our $7.5 million subordinated debenture. Interest expense related to the Note for the three months ended March 31, 2015 and 2014 was $11,000 and $32,000, respectively. Under the Note the Bank is subject to several negative and affirmative covenants including, but not limited to providing timely financial information, maintaining specified levels of capital, restrictions on additional borrowings, and meeting or exceeding certain capital and asset quality ratios. The Bank was in compliance with all such requirements at March 31, 2015 and December 31, 2014.

Repurchase Agreements. In 2011 Plumas Bank introduced a new product for their larger business customers which use repurchase agreements as an alternative to interest-bearing deposits. The balance in this product at March 31, 2015 was $6.9 million a decrease of $2.7 million from the December 31, 2014 balance of $9.6 million. Interest paid on this product is similar to that which is paid on the Bank’s premium money market account; however, these are not deposits and are not FDIC insured.

Subordinated Debenture. On April 15, 2013, to help fund the repurchase of preferred stock during 2013, the Company issued a $7.5 million subordinated debenture. The subordinated debt bears an interest rate of 7.5% per annum, has a term of 8 years with no prepayment allowed during the first two years and was made in conjunction with an eight-year warrant to purchase up to 300,000 shares of the Bancorp’s common stock, no par value at an exercise price, subject to anti-dilution adjustments, of $5.25 per share. The effective yield on the debenture for the three months ended March 31, 2015 was 10.2% which was in excess of the 7.5% rate due to amortization of a $75 thousand commitment fee and a discount recorded on issuance of $318 thousand. Interest expense related to the subordinated debt for the three months ended March 31, 2015 and 2014 totaled $188,000. Under capital guidelines in effect prior to January 1, 2015 the subordinated debt qualified as Tier 2 capital; however, under Basel III guidelines effective January 1, 2015 it does not qualify for regulatory capital. As previously discussed under the heading Note Payable on April 16, 2015 the Bancorp paid off the subordinated debt.

Junior Subordinated Deferrable Interest Debentures. Plumas Statutory Trust I and II are Connecticut business trusts formed by the Company with capital of $306,000 and $161,000, respectively, for the sole purpose of issuing trust preferred securities fully and unconditionally guaranteed by the Company.

During 2002, Plumas Statutory Trust I issued 6,000 Floating Rate Capital Trust Pass-Through Securities ("Trust Preferred Securities" or “TRUPS”), with a liquidation value of $1,000 per security, for gross proceeds of $6,000,000. During 2005, Plumas Statutory Trust II issued 4,000 Trust Preferred Securities with a liquidation value of $1,000 per security, for gross proceeds of $4,000,000. The entire proceeds were invested by Trust I in the amount of $6,186,000 and Trust II in the amount of $4,124,000 in Floating Rate Junior Subordinated Deferrable Interest Debentures (the "Subordinated Debentures") issued by the Company, with identical maturity, repricing and payment terms as the Trust Preferred Securities. The Subordinated Debentures represent the sole assets of Trusts I and II.

Trust I’s Subordinated Debentures mature on September 26, 2032, bear a current interest rate of 3.67% (based on 3-month LIBOR plus 3.40%), with repricing and payments due quarterly. Trust II’s Subordinated Debentures mature on September 28, 2035, bear a current interest rate of 1.75% (based on 3-month LIBOR plus 1.48%), with repricing and payments due quarterly. Both Trusts I and II have the option to defer payment of the distributions for a period of up to five years, as long as the Company is not in default on the payment of interest on the Subordinated Debentures.

Under regulatory guidance in effect prior to January 1, 2015, the amount of TRUPS that is eligible as Tier 1 capital was limited to twenty-five percent of the Company's Tier 1 capital, as defined, on a pro forma basis. At December 31, 2014, all of the trust preferred securities that have been issued qualify as Tier 1 capital. Under Basel III guidelines the twenty-five percent limitation applies to Tier 1 capital exclusive of the TRUPS. The amount of the TRUPS that does not qualify as Tier 1 capital will be included in Tier 2 capital. At March 31, 2015 of the $10 million of TRUPS $9.4 million qualified as Tier 1 capital and $0.6 million was included as Tier 2 capital.

Interest expense recognized by the Company for the three months ended March 31, 2015 and 2014 related to the junior subordinated debentures was $74,000.

Capital Resources

Related to total comprehensive income of $1.6 million shareholders’ equity increased from $36.5 million at December 31, 2014 to $38.1 million at March 31, 2014.

It is the policy of the Company to periodically distribute excess retained earnings to the shareholders through the payment of cash dividends. Such dividends help promote shareholder value and capital adequacy by enhancing the marketability of the Company’s stock. All authority to provide a return to the shareholders in the form of a cash or stock dividend or split rests with the Board of Directors (the “Board). The Board will periodically, but on no regular schedule, review the appropriateness of a cash dividend payment. Banking regulations limit the amount of dividends that may be paid without prior approval of regulatory agencies. No common cash dividends were paid during the last six years.

The Company is subject to various restrictions on the payment of dividends.

On April 15, 2015, Plumas Bank paid a cash dividend to Plumas Bancorp of $4 million; $3.5 million of this dividend along with $4 million in borrowings on the Note Payable were used to pay off the subordinated debenture.

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

In July, 2013, the federal bank regulatory agencies approved the final rules implementing the Basel Committee on Banking Supervision’s capital guidelines for U.S. banks. The phase-in period for the final rules began on January 1, 2015, with full compliance with all of the final rule’s requirements phased in over a multi-year schedule. Under the final rules, minimum requirements increased for both the quantity and quality of capital held by the Company and the Bank. The rules include a new common equity Tier 1 capital to risk-weighted assets ratio of 4.5% and a common equity Tier 1 capital conservation buffer of 2.5% of risk-weighted assets. The final rules also raise the minimum ratio of Tier 1 capital to risk-weighted assets from 4.0% to 6.0% and require a minimum leverage ratio of 4.0%. The final rules also implement strict eligibility criteria for regulatory capital instruments. Under the former capital guidelines the Company’s subordinated debt qualified as Tier 2 capital; however, under Basel III guidelines effective January 1, 2015 it does not qualify for regulatory capital. Additionally, the Basel III rules have reduced the amount of TRUPS that is eligible for inclusion in Tier 1 capital. The amount of the TRUPS that does not qualify as Tier 1 capital will be included in Tier 2 capital. At March 31, 2015 of the $10 million of TRUPS $9.4 million qualified as Tier 1 capital and $0.6 million was included as Tier 2 capital. As of March 31, 2015, the Company’s and the Bank’s capital levels remained “well-capitalized” under the new rules.

The Board of Governors of the Federal Reserve System has adopted final amendments to the Small Bank Holding Company Policy Statement (Regulation Y, Appendix C) (the “Policy Statement”) that, among other things, raises from $500 million to $1 billion the asset threshold to qualify for the Policy Statement. These amendments become effective on May 15, 2015 at which time Plumas Bancorp will qualify for treatment under the Policy Statement and will no longer be subject to consolidated capital rules at the bank holding company level.

The following table presents the Company’s and the Bank’s capital ratios as of March 31, 2015 and December 31, 2014

(amounts in thousands except percentage amounts).	March 31, 2015		December 31, 2014
	Amount	Ratio	Amount	Ratio
Common Equity Tier 1 Ratio

Plumas Bancorp and Subsidiary	$37,755	8.9%	N/A	N/A
Minimum regulatory requirement	18,996	4.5%	N/A	N/A
Plumas Bank	55,366	13.1%	N/A	N/A
Minimum requirement for “Well-Capitalized” institution under the prompt corrective action plan	27,412	6.5%	N/A	N/A
Minimum regulatory requirement	18,977	4.5%	N/A	N/A

Tier 1 Leverage Ratio

Plumas Bancorp and Subsidiary	47,119	8.6%	$46,557	8.4%
Minimum regulatory requirement	21,856	4.0%	22,157	4.0%
Plumas Bank	55,366	10.1%	53,925	9.8%
Minimum requirement for “Well-Capitalized” institution under the prompt corrective action plan	27,311	5.0%	27,643	5.0%
Minimum regulatory requirement	21,849	4.0%	22,144	4.0%

Tier 1 Risk-Based Capital Ratio

Plumas Bancorp and Subsidiary	47,119	11.2%	46,557	11.4%
Minimum regulatory requirement	25,328	6.0%	16,358	4.0%
Plumas Bank	55,366	13.1%	53,925	13.2%
Minimum requirement for “Well-Capitalized” institution under the prompt corrective action plan	33,738	8.0%	24,517	6.0%
Minimum regulatory requirement	25,303	6.0%	16,344	4.0%

Total Risk-Based Capital Ratio

Plumas Bancorp and Subsidiary	52,965	12.5%	59,128	14.5%
Minimum regulatory requirement	33,771	8.0%	32,715	8.0%
Plumas Bank	60,645	14.4%	59,039	14.4%
Minimum requirement for “Well-Capitalized” institution under the prompt corrective action plan	42,172	10.0%	40,860	10.0%
Minimum regulatory requirement	33,738	8.0%	32,689	8.0%

Management believes that the Company and the Bank currently meet all their capital adequacy requirements.

The current and projected capital positions of the Company and the Bank and the impact of capital plans and long-term strategies are reviewed regularly by management. The Company policy is to maintain the Bank’s ratios above the prescribed well-capitalized ratios at all times.

Off-Balance Sheet Arrangements

Loan Commitments. In the normal course of business, there are various commitments outstanding to extend credits that are not reflected in the financial statements. Commitments to extend credit and letters of credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Annual review of commercial credit lines, letters of credit and ongoing monitoring of outstanding balances reduces the risk of loss associated with these commitments. As of March 31, 2015, the Company had $86.9 million in unfunded loan commitments and $210 thousand in letters of credit. This compares to $89.7 million in unfunded loan commitments and no letters of credit at December 31, 2014. Of the $86.9 million in unfunded loan commitments, $49.0 million and $37.9 million represented commitments to commercial and consumer customers, respectively. Of the total unfunded commitments at March 31, 2015, $39.4 million were secured by real estate, of which $11.8 million was secured by commercial real estate and $27.6 million was secured by residential real estate in the form of equity lines of credit. The commercial loan commitments not secured by real estate primarily represent business lines of credit, while the consumer loan commitments not secured by real estate primarily represent revolving credit card lines and overdraft protection lines. Since some of the commitments are expected to expire without being drawn upon the total commitment amounts do not necessarily represent future cash requirements.

Operating Leases. The Company leases one depository branch, three lending offices, one loan administration office and two non-branch automated teller machine locations. Total rental expenses under all operating leases totaled $52 thousand and $71 thousand during three months ended March 31, 2015 and 2014, respectively. The expiration dates of the leases vary, with the first such lease expiring during 2015 and the last such lease expiring during 2016.

Recent Developments. On February 26, 2015 Plumas Bank announced that it had filed an application with the Federal Deposit Insurance Corporation to establish a full-service branch in Reno, Nevada. On April 16, 2015, Plumas Bank purchased a building for $1,050,000 to house this branch located at 5050 Meadowood Mall Circle, Reno, Nevada.

On April 21, 2015 Plumas Bank announced that it has signed a purchase and assumption agreement to acquire the Redding, California branch of Rabobank N.A. The transaction, which is expected to close during the third quarter of 2015, subject to regulatory approval and other customary conditions, is expected to result in the acquisition of approximately $15 million in deposits. No loans will be acquired as part of the transaction.

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

The Company is a member of the FHLB and can borrow up to $136,000,000 from the FHLB secured by commercial and residential mortgage loans with carrying values totaling $206,000,000. See “Short-term Borrowing Arrangements” for additional information on our FHLB borrowing capacity. In addition to its FHLB borrowing line, the Company has unsecured short-term borrowing agreements with three of its correspondent banks in the amounts of $11 million, $10 million and $10 million. There were no outstanding borrowings under the FHLB or the correspondent bank borrowing lines at March 31, 2015 or December 31, 2014.

Customer deposits are the Company’s primary source of funds. Total deposits increased by $15.8 million from $468 million at December 31, 2014 to $484 million at March 31, 2015. Deposits are held in various forms with varying maturities. The Company’s securities portfolio, Federal funds sold, FHLB advances, and cash and due from banks serve as the primary sources of liquidity, providing adequate funding for loans during periods of high loan demand. During periods of decreased lending, funds obtained from the maturing or sale of investments, loan payments, and new deposits are invested in short-term earning assets, such as cash held at the FRB, Federal funds sold and investment securities, to serve as a source of funding for future loan growth. Management believes that the Company’s available sources of funds, including borrowings, will provide adequate liquidity for its operations in the foreseeable future.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a smaller reporting company we are not required to provide the information required by this item.

ITEM 4. CONTROLS AND PROCEDURES

The Company's Chief Executive Officer and Chief Financial Officer, based on their evaluation of the Company's disclosure controls and procedures as of the end of the Company’s fiscal quarter ended March 31, 2015 (as defined in Exchange Act Rule 13a—15(e), have concluded that the Company's disclosure controls and procedures are adequate and effective for purposes of Rule 13a—15(e) in timely alerting them to material information relating to the Company required to be included in the Company's filings with the SEC under the Securities Exchange Act of 1934.

There were no changes in internal control over financial reporting during the fiscal quarter ended March 31, 2015 that have materially affected, or are reasonably likely to materially affect, the registrant's internal control over financial reporting.

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

11	Computation of per share earnings appears in the attached 10-Q under Plumas Bancorp and Subsidiary Notes to Condensed Consolidated Financial Statements as Footnote 6 – Earnings Per Share.

31.1*	Rule 13a-14(a) [Section 302] Certification of Principal Financial Officer dated May 6, 2015.

31.2*	Rule 13a-14(a) [Section 302] Certification of Principal Executive Officer dated May 6, 2015.

32.1*	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 dated May 6, 2015.

32.2*	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 dated May 6, 2015.

101.INS*	XBRL Instance Document.

101.SCH*	XBRL Taxonomy Schema.

101.CAL*	XBRL Taxonomy Calculation Linkbase.

101.DEF*	XBRL Taxonomy Definition Linkbase.

101.LAB*	XBRL Taxonomy Label Linkbase.

101.PRE*	XBRL Taxonomy Presentation Linkbase.

*	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PLUMAS BANCORP (Registrant)
Date: May 6, 2015
/s/ Richard L. Belstock
Richard L. Belstock Chief Financial Officer

/s/ Andrew J. Ryback
Andrew J. Ryback President and Chief Executive Officer