Form 10-Q
period 2015-06-30
PLUMAS BANCORP
filed 2015-08-05
CIK 1168455

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2015

☐	TRANSITION REPORT UNDER SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM __________ TO ___________

COMMISSION FILE NUMBER: 000-49883

PLUMAS BANCORP

(Exact Name of Registrant as Specified in Its Charter)

California	75-2987096
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

35 S. Lindan Avenue, Quincy, California	95971
(Address of Principal Executive Offices)	(Zip Code)

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

Yes ☐  No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of August 3, 2015. 4,821,432 shares

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

PLUMAS BANCORP

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands, except share data)

	June 30, 2015	December 31, 2014

Assets
Cash and cash equivalents	$41,333	$45,574
Investment securities available for sale	90,024	90,320
Loans, less allowance for loan losses of $5,780 at June 30, 2015 and $5,451 at December 31, 2014	388,786	366,787
Premises and equipment, net	12,296	11,642
Bank owned life insurance	12,016	11,845
Real estate acquired through foreclosure	2,970	3,590
Accrued interest receivable and other assets	10,162	9,104
Total assets	$557,587	$538,862

Liabilities and Shareholders’ Equity

Deposits:
Non-interest bearing	$190,932	$180,649
Interest bearing	302,436	287,242
Total deposits	493,368	467,891
Repurchase agreements	3,915	9,626
Note payable	5,000	1,000
Subordinated debenture	-	7,454
Accrued interest payable and other liabilities	5,973	6,084
Junior subordinated deferrable interest debentures	10,310	10,310
Total liabilities	518,566	502,365

Commitments and contingencies (Note 5)

Shareholders’ equity:
Common stock, no par value; 22,500,000 shares authorized; issued and outstanding – 4,821,432 shares at June 30, 2015 and 4,799,139 at December 31, 2014	6,389	6,312
Retained earnings	32,815	30,245
Accumulated other comprehensive loss, net	(183)	(60)
Total shareholders’ equity	39,021	36,497
Total liabilities and shareholders’ equity	$557,587	$538,862

See notes to unaudited condensed consolidated financial statements.

 PLUMAS BANCORP

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(In thousands, except per share data)

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2015	2014	2015	2014
Interest Income:
Interest and fees on loans	$5,148	$4,758	$10,090	$9,366
Interest on investment securities	418	381	816	755
Other	28	26	64	55
Total interest income	5,594	5,165	10,970	10,176
Interest Expense:
Interest on deposits	125	131	249	264
Interest on note payable	44	31	55	63
Interest on subordinated debenture	32	189	219	377
Interest on junior subordinated deferrable interest debentures	75	75	150	149
Other	1	1	3	3
Total interest expense	277	427	676	856
Net interest income before provision for loan losses	5,317	4,738	10,294	9,320
Provision for Loan Losses	300	300	600	450
Net interest income after provision for loan losses	5,017	4,438	9,694	8,870
Non-Interest Income:
Service charges	1,006	1,064	1,945	2,058
Gain on sale of loans	317	444	974	776
Gain on sale of investments	-	-	30	-
Other	499	385	918	748
Total non-interest income	1,822	1,893	3,867	3,582
Non-Interest Expenses:
Salaries and employee benefits	2,426	2,393	5,144	4,762
Occupancy and equipment	680	757	1,380	1,536
Other	1,523	1,314	2,811	2,727
Total non-interest expenses	4,629	4,464	9,335	9,025
Income before provision for income taxes	2,210	1,867	4,226	3,427
Provision for Income Taxes	855	742	1,656	1,360
Net income	$1,355	$1,125	$2,570	$2,067

Basic earnings per share	$0.28	$0.23	$0.53	$0.43
Diluted earnings per share	$0.27	$0.23	$0.51	$0.42

See notes to unaudited condensed consolidated financial statements.

PLUMAS BANCORP

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

(In thousands)

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2015	2014	2015	2014

Net income	$1,355	$1,125	$2,570	$2,067
Other comprehensive (loss) income :
Change in net unrealized gain	(832)	984	(179)	1,522
Less: reclassification adjustments for net gains included in net income	-	-	(30)	-
Net unrealized holding gains (losses)	(832)	984	(209)	1,522
Related tax effect:
Change in net unrealized gain	343	(406)	74	(628)
Reclassification of net gains included in net income	-	-	12	-
Income tax effect	343	(406)	86	(628)
Other comprehensive (loss) income	(489)	578	(123)	894
Total comprehensive income	$866	$1,703	$2,447	$2,961

See notes to unaudited condensed consolidated financial statements.

PLUMAS BANCORP

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	For the Six Months
	Ended June 30,
	2015	2014
Cash Flows from Operating Activities:
Net income	$2,570	$2,067
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	600	450
Change in deferred loan origination costs/fees, net	(279)	(399)
Depreciation and amortization	618	649
Stock-based compensation expense	41	33
Gain on sale of Investments	(30)	-
Amortization of investment security premiums	248	249
Gain on sale of OREO and other vehicles	(42)	(123)
Gain on sale of loans held for sale	(974)	(776)
Loans originated for sale	(16,530)	(9,075)
Proceeds from loan sales	13,971	11,769
Provision from change in OREO valuation	43	135
Earnings on bank-owned life insurance	(170)	(172)
Increase in accrued interest receivable and other assets	(290)	(149)
(Decrease) increase in accrued interest payable and other liabilities	(111)	175
Net cash (used in) provided by operating activities	(335)	4,833

Cash Flows from Investing Activities:
Proceeds from matured and called available-for-sale investment securities	1,000	16,044
Proceeds from principal repayments from available-for-sale government-sponsored mortgage-backed securities	5,780	4,576
Purchases of available-for-sale securities	(13,994)	(19,767)
Proceeds from sale of available-for-sale securities	6,669	-
Net increase in loans	(19,427)	(20,756)
Proceeds from sale of OREO	834	2,805
Proceeds from sale of other vehicles	128	160
Purchase of premises and equipment	(1,202)	(81)
Net cash used in investing activities	(20,212)	(17,019)

Continued on next page.

PLUMAS BANCORP

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

(Continued)

	For the Six Months
	Ended June 30,
	2015	2014
Cash Flows from Financing Activities:
Net increase in demand, interest bearing and savings deposits	$28,915	$10,638
Net decrease in time deposits	(3,438)	(3,361)
Net decrease in securities sold under agreements to repurchase	(5,711)	(5,038)
Borrowing on note payable	4,000	-
Redemption of subordinated debenture	(7,500)	-
Proceeds from exercise of stock options	40	22
Net cash provided by financing activities	16,306	2,261
Decrease in cash and cash equivalents	(4,241)	(9,925)
Cash and Cash Equivalents at Beginning of Year	45,574	49,917
Cash and Cash Equivalents at End of Period	$41,333	$39,992

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:
Interest expense	$596	$772
Income taxes	$2,295	$1,200

Non-Cash Investing Activities:
Real estate and vehicles acquired through foreclosure	$412	$432

Non-Cash Financing Activities:
Common stock retired in connection with the exercise of stock options	$32	$-

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

2.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The condensed consolidated financial statements include the accounts of the Company and the accounts of its wholly-owned subsidiary, Plumas Bank. Plumas Statutory Trust I and Plumas Statutory Trust II are not consolidated into the Company’s consolidated financial statements and, accordingly, are accounted for under the equity method. In the opinion of management, the unaudited condensed consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the Company’s financial position at June 30, 2015 and the results of its operations and its cash flows for the three-month and six-month periods ended June 30, 2015 and 2014. Our condensed consolidated balance sheet at December 31, 2014 is derived from audited financial statements. Certain reclassifications have been made to prior period’s balances to conform to classifications used in 2015.

The unaudited condensed consolidated financial statements of the Company have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim reporting on Form 10-Q. Accordingly, certain disclosures normally presented in the notes to the annual consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been omitted. The Company believes that the disclosures are adequate to make the information not misleading. These interim financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's 2014 Annual Report to Shareholders on Form 10-K. The results of operations for the three-month and six-month periods ended June 30, 2015 may not necessarily be indicative of future operating results. In preparing such financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the balance sheet and revenues and expenses for the periods reported. Actual results could differ significantly from those estimates.

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

3.   INVESTMENT SECURITIES AVAILABLE FOR SALE

The amortized cost and estimated fair value of investment securities at June 30, 2015 and December 31, 2014 consisted of the following, in thousands:

Available-for-Sale	June 30, 2015
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Debt securities:
U.S. Government-sponsored agencies	$6,086	$34	$(5)	$6,115
U.S. Government-sponsored agencies collateralized by mortgage obligations-residential	68,363	151	(537)	67,977
Obligations of states and political subdivisions	15,886	127	(81)	15,932
	$90,335	$312	$(623)	$90,024

Net unrealized loss on available-for-sale investment securities totaling $311,000 were recorded, net of $128,000 in tax expense, as accumulated other comprehensive income within shareholders' equity at June 30, 2015. During the six months ended June 30, 2015 the Company sold eight available-for-sale investment securities for total proceeds of $6,669,000 recording a $30,000 gain on sale. The Company realized a gain on sale from five of these securities totaling $37,000 and a loss on sale on three securities of $7,000. No securities were sold during the three months ended June 30, 2015.

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

There were no transfers of available-for-sale investment securities during the six months ended June 30, 2015 and twelve months ended December 31, 2014. There were no securities classified as held-to-maturity at June 30, 2015 or December 31, 2014.

Investment securities with unrealized losses at June 30, 2015 and December 31, 2014 are summarized and classified according to the duration of the loss period as follows, in thousands:

June 30, 2015
	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
Debt securities:
U.S. Government- sponsored agencies	$993	$5			$993	$5
U.S. Government agencies collateralized by mortgage obligations-residential	23,169	188	$14,278	$349	37,447	537
Obligations of states and political subdivisions	6,527	81	-	-	6,527	81
	$30,689	$274	$14,278	$349	$44,967	$623

December 31, 2014
	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
Debt securities:
U.S. Government- sponsored agencies	$994	$6	$2,985	$14	$3,979	$20
U.S. Government agencies collateralized by mortgage obligations-residential	4,504	17	28,643	505	33,147	522
Obligations of states and political subdivisions	2,014	9	-	-	2,014	9
	$7,512	$32	$31,628	$519	$39,140	$551

At June 30, 2015, the Company held 129 securities of which 59 were in a loss position. Of the securities in a loss position, 44 were in a loss position for less than twelve months. Of the 59 securities 1 is a U.S. Government-sponsored agency, 34 are U.S. Government-sponsored agencies collateralized by residential mortgage obligations and 24 were obligations of states and political subdivisions. The unrealized losses relate principally to market rate conditions. All of the securities continue to pay as scheduled. When analyzing an issuer’s financial condition, management considers the length of time and extent to which the market value has been less than cost; the historical and implied volatility of the security; the financial condition of the issuer of the security; and the Company’s intent and ability to hold the security to recovery. As of June 30, 2015, management does not have the intent to sell these securities nor does it believe it is more likely than not that it will be required to sell these securities before the recovery of its amortized cost basis. Based on the Company’s evaluation of the above and other relevant factors, the Company does not believe the securities that are in an unrealized loss position as of June 30, 2015 are other than temporarily impaired.

The amortized cost and estimated fair value of investment securities at June 30, 2015 by contractual maturity are shown below, in thousands.

	Amortized Cost	Estimated Fair Value
Within one year	$-	$-
After one year through five years	6,086	6,115
After five years through ten years	12,164	12,226
After ten years	3,722	3,706
Investment securities not due at a single maturity date:
Government-sponsored mortgage-backed securities	68,363	67,977
	$90,335	$90,024

Expected maturities will differ from contractual maturities because the issuers of the securities may have the right to call or prepay obligations with or without call or prepayment penalties. Investment securities with amortized costs totaling $57,518,000 and $57,793,000 and estimated fair values totaling $57,368,000 and $57,636,000 at June 30, 2015 and December 31, 2014, respectively, were pledged to secure deposits and repurchase agreements.

4. LOANS AND THE ALLOWANCE FOR LOAN LOSSES

Outstanding loans are summarized below, in thousands:

	June 30,	December 31,
	2015	2014

Commercial	$36,458	$31,465
Agricultural	38,542	35,355
Real estate - residential	27,346	29,284
Real estate – commercial	174,258	163,306
Real estate – construction and land development	26,594	24,572
Equity lines of credit	38,634	38,972
Auto	47,425	44,618
Other	3,315	2,818
	392,572	370,390
Deferred loan costs, net	1,994	1,848
Allowance for loan losses	(5,780)	(5,451)
	$388,786	$366,787

Changes in the allowance for loan losses, in thousands, were as follows:

	June 30,	December 31,
	2015	2014

Balance, beginning of year	$5,451	$5,517
Provision charged to operations	600	1,100
Losses charged to allowance	(450)	(1,913)
Recoveries	179	747
Balance, end of year	$5,780	$5,451

The recorded investment in impaired loans totaled $7,036,000 and $8,582,000 at June 30, 2015 and December 31, 2014, respectively. The Company had specific allowances for loan losses of $551,000 on impaired loans of $2,295,000 at June 30, 2015 as compared to specific allowances for loan losses of $564,000 on impaired loans of $2,401,000 at December 31, 2014. The balance of impaired loans in which no specific reserves were required totaled $4,741,000 and $6,181,000 at June 30, 2015 and December 31, 2014, respectively. The average recorded investment in impaired loans for the six months ended June 30, 2015 and June 30, 2014 was $7,096,000 and $8,982,000, respectively. The Company recognized $60,000 and $64,000 in interest income on impaired loans during the six months ended June 30, 2015 and 2014, respectively. No interest was recognized on impaired loans accounted for on a cash basis during the six months ended June 30, 2015 and 2014, respectively.

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

The carrying value of troubled debt restructurings at June 30, 2015 and December 31, 2014 was $4,817,000 and $5,738,000, respectively. The Company has allocated $276,000 and $319,000 of specific reserves on loans to customers whose loan terms have been modified in troubled debt restructurings as of June 30, 2015 and December 31, 2014, respectively. The Company has not committed to lend additional amounts on loans classified as troubled debt restructurings at June 30, 2015 and December 31, 2014.

There were no troubled debt restructurings that occurred during the six months ended June 30, 2015 and 2014, respectively.

There were no troubled debt restructurings for which there was a payment default within twelve months following the modification during the six months ended June 30, 2015 and 2014, respectively.

At June 30, 2015 and December 31, 2014, nonaccrual loans totaled $5,078,000 and $6,625,000, respectively. Interest foregone on nonaccrual loans totaled $220,000 and $204,000 for the six months ended June 30, 2015 and 2014, respectively. Interest foregone on nonaccrual loans totaled $102,000 and $103,000 for the three months ended June 30, 2015 and 2014, respectively. No loans were past due 90 days or more and on accrual status at June 30, 2015 and December 31, 2014.

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

Other real estate owned totaled $2,970,000 and $3,590,000 at June 30, 2015 and December 31, 2014, respectively. Of these amount $117,000 at June 30, 2015 and $146,000 at December 31, 2014 represent foreclosed residential real estate property. The recorded investment of consumer mortgage loans secured by residential real estate properties for which formal foreclosure proceedings are in process totaled $99,000 at June 30, 2015 and $0 at December 31, 2014.

The following table shows the loan portfolio allocated by management's internal risk ratings at the dates indicated, in thousands:

June 30, 2015	Commercial Credit Exposure
	Credit Risk Profile by Internally Assigned Grade

	Commercial	Agricultural	Real Estate-Residential	Real Estate-Commercial	Real Estate-Construction	Equity LOC	Total
Grade:
Pass	$35,199	$37,805	$26,830	$168,886	$25,020	$38,175	$331,915
Watch	496	354	83	1,278	665	146	3,022
Substandard	763	383	433	4,094	909	313	6,895
Doubtful	-	-	-	-	-	-	-
Total	$36,458	$38,542	$27,346	$174,258	$26,594	$38,634	$341,832

December 31, 2014	Commercial Credit Exposure
	Credit Risk Profile by Internally Assigned Grade

	Commercial	Agricultural	Real Estate-Residential	Real Estate-Commercial	Real Estate-Construction	Equity LOC	Total
Grade:
Pass	$30,176	$34,609	$28,048	$156,329	$22,924	$38,373	$310,459
Watch	789	355	233	2,297	537	146	4,357
Substandard	500	391	1,003	4,680	1,111	453	8,138
Doubtful	-	-	-	-	-	-	-
Total	$31,465	$35,355	$29,284	$163,306	$24,572	$38,972	$322,954

	Consumer Credit Exposure			Consumer Credit Exposure
	Credit Risk Profile Based on Payment Activity			Credit Risk Profile Based on Payment Activity
	June 30, 2015			December 31, 2014
	Auto	Other	Total	Auto	Other	Total
Grade:
Performing	$47,351	$3,310	$50,661	$44,523	$2,805	$47,328
Non-performing	74	5	79	95	13	108
Total	$47,425	$3,315	$50,740	$44,618	$2,818	$47,436

The following tables show the allocation of the allowance for loan losses at the dates indicated, in thousands:

Six months ended June 30, 2015:	Commercial	Agricultural	Real Estate- Residential	Real Estate- Commercial	Real Estate- Construction	Equity LOC	Auto	Other	Total
Allowance for Loan Losses
Beginning balance	$574	$225	$379	$1,701	$1,227	$691	$581	$73	$5,451
Charge-offs	(54)	(3)	(53)	-	(55)	(59)	(204)	(22)	(450)
Recoveries	90	-	4	-	-	3	55	27	179
Provision	18	20	69	439	(141)	(101)	285	11	600
Ending balance	$628	$242	$399	$2,140	$1,031	$534	$717	$89	$5,780
Three months ended June 30, 2015:
Allowance for Loan Losses
Beginning balance	$582	$222	$419	$1,963	$1,228	$587	$627	$94	$5,722
Charge-offs	(14)	(3)	(48)	-	(54)	(51)	(93)	(12)	(275)
Recoveries	9	-	2	-	-	1	12	9	33
Provision	51	23	26	177	(143)	(3)	171	(2)	300
Ending balance	$628	$242	$399	$2,140	$1,031	$534	$717	$89	$5,780
Six months ended June 30, 2014:
Allowance for Loan Losses
Beginning balance	$785	$164	$638	$1,774	$944	$613	$449	$150	$5,517
Charge-offs	(93)	-	(145)	(679)	-	(142)	(105)	(57)	(1,221)
Recoveries	27	-	27	1	491	13	21	32	612
Provision	(16)	47	(97)	590	(295)	119	101	1	450
Ending balance	$703	$211	$423	$1,686	$1,140	$603	$466	$126	$5,358
Three months ended June 30, 2014:
Allowance for Loan Losses
Beginning balance	$542	$177	$604	$1,962	$1,166	$711	$429	$124	$5,715
Charge-offs	(7)	-	(145)	(679)	-	(131)	(34)	(30)	(1,026)
Recoveries	14	-	8	-	329	1	9	8	369
Provision	154	34	(44)	403	(355)	22	62	24	300
Ending balance	$703	$211	$423	$1,686	$1,140	$603	$466	$126	$5,358
June 30, 2015:
Allowance for Loan Losses
Ending balance: individually evaluated for impairment	$32	$-	$56	$204	$220	$34	$-	$5	$551
Ending balance: collectively evaluated for impairment	$596	$242	$343	$1,936	$811	$500	$717	$84	$5,229
Loans
Ending balance	$36,458	$38,542	$27,346	$174,258	$26,594	$38,634	$47,425	$3,315	$392,572
Ending balance: individually evaluated for impairment	$92	$594	$1,657	$3,288	$1,048	$278	$74	$5	$7,036
Ending balance: collectively evaluated for impairment	$36,366	$37,948	$25,689	$170,970	$25,546	$38,356	$47,351	$3,310	$385,536

December 31, 2014	Commercial	Agricultural	Real Estate- Residential	Real Estate- Commercial	Real Estate- Construction	Equity LOC	Auto	Other	Total
Allowance for Loan Losses
Ending balance: individually evaluated for impairment	$-	$-	$51	$65	$274	$174	$-	$-	$564
Ending balance: collectively evaluated for impairment	$574	$225	$328	$1,636	$953	$517	$581	$73	$4,887
Loans
Ending balance	$31,465	$35,355	$29,284	$163,306	$24,572	$38,972	$44,618	$2,818	$370,390
Ending balance: individually evaluated for impairment	$55	$605	$2,518	$3,643	$1,252	$415	$93	$1	$8,582
Ending balance: collectively evaluated for impairment	$31,410	$34,750	$26,766	$159,663	$23,320	$38,557	$44,525	$2,817	$361,808

The following table shows an aging analysis of the loan portfolio by the time past due, in thousands:

June 30, 2015	30-89 Days	90 Days and		Total
	Past Due	Still Accruing	Nonaccrual	Past Due	Current	Total

Commercial	$203	$-	$53	$256	$36,202	$36,458
Agricultural	7	-	332	339	38,203	38,542
Real estate – residential	1,546	-	139	1,685	25,661	27,346
Real estate – commercial	179	-	3,288	3,467	170,791	174,258
Real estate – construction and land	19	-	909	928	25,666	26,594
Equity lines of credit	66	-	278	344	38,290	38,634
Auto	542	-	74	616	46,809	47,425
Other	30	-	5	35	3,280	3,315
Total	$2,592	$-	$5,078	$7,670	$384,902	$392,572

December 31, 2014	30-89 Days	90 Days and		Total
	Past Due	Still Accruing	Nonaccrual	Past Due	Current	Total

Commercial	$131	$-	$38	$169	$31,296	$31,465
Agricultural	-	-	339	339	35,016	35,355
Real estate – residential	292	-	985	1,277	28,007	29,284
Real estate – commercial	-	-	3,643	3,643	159,663	163,306
Real estate – construction and land	345	-	1,111	1,456	23,116	24,572
Equity Lines of credit	194	-	415	609	38,363	38,972
Auto	601	-	93	694	43,924	44,618
Other	43	-	1	44	2,774	2,818
Total	$1,606	$-	$6,625	$8,231	$362,159	$370,390

The following tables show information related to impaired loans at the dates indicated, in thousands:

		Unpaid		Average	Interest
	Recorded	Principal	Related	Recorded	Income
As of June 30, 2015:	Investment	Balance	Allowance	Investment	Recognized
With no related allowance recorded:
Commercial	$54	$54		$55	$1
Agricultural	594	594		600	10
Real estate – residential	1,410	1,421		1,415	39
Real estate – commercial	2,072	2,718		2,105	-
Real estate – construction and land	375	375		383	4
Equity lines of credit	162	213		184	-
Auto	74	74		51	-
Other	-	-		-	-
With an allowance recorded:
Commercial	$38	$38	$32	$12	$1
Agricultural	-	-	-	-	-
Real estate – residential	247	247	56	247	5
Real estate – commercial	1,216	1,216	204	1,243	-
Real estate – construction and land	673	673	220	684	-
Equity lines of credit	116	116	34	116	-
Auto	-	-	-	-	-
Other	5	5	5	1	-
Total:
Commercial	$92	$92	$32	$67	$2
Agricultural	594	594	-	600	10
Real estate – residential	1,657	1,668	56	1,662	44
Real estate – commercial	3,288	3,934	204	3,348	-
Real estate – construction and land	1,048	1,048	220	1,067	4
Equity lines of credit	278	329	34	300	-
Auto	74	74	-	51	-
Other	5	5	5	1	-

Total	$7,036	$7,744	$551	$7,096	$60

		Unpaid		Average	Interest
	Recorded	Principal	Related	Recorded	Income
As of December 31, 2014:	Investment	Balance	Allowance	Investment	Recognized
With no related allowance recorded:
Commercial	$55	$55		$61	$1
Agricultural	605	605		605	51
Real estate – residential	1,422	1,433		1,443	80
Real estate – commercial	3,389	4,036		2,460	-
Real estate – construction and land	495	495		512	9
Equity lines of credit	121	121		130	-
Auto	93	93		81	-
Other	1	1		-	-
With an allowance recorded:
Commercial	$-	$-	$-	$-	$-
Agricultural	-	-	-	-	-
Real estate – residential	1,096	1,102	51	1,112	11
Real estate – commercial	254	254	65	589	-
Real estate – construction and land	757	757	274	778	-
Equity lines of credit	294	294	174	299	-
Auto	-	-	-	-	-
Other	-	-	-	-	-
Total:
Commercial	$55	$55	$-	$61	$1
Agricultural	605	605	-	605	51
Real estate – residential	2,518	2,535	51	2,555	91
Real estate – commercial	3,643	4,290	65	3,049	-
Real estate – construction and land	1,252	1,252	274	1,290	9
Equity lines of credit	415	415	174	429	-
Auto	93	93	-	81	-
Other	1	1	-	-	-
Total	$8,582	$9,246	$564	$8,070	$152

5. COMMITMENTS AND CONTINGENCIES

The Company is party to claims and legal proceedings arising in the ordinary course of business. In the opinion of the Company’s management, the amount of ultimate liability with respect to such proceedings will not have a material adverse effect on the financial condition or result of operations of the Company taken as a whole.

In the normal course of business, there are various outstanding commitments to extend credit, which are not reflected in the financial statements, including loan commitments of $81,901,000 and $89,735,000 and stand-by letters of credit of $210,000 and $0 at June 30, 2015 and December 31, 2014, respectively.

Of the loan commitments outstanding at June 30, 2015, $9,850,000 are real estate construction loan commitments that are expected to fund within the next twelve months. The remaining commitments primarily relate to revolving lines of credit or other commercial loans, and many of these are expected to expire without being drawn upon. Therefore, the total commitments do not necessarily represent future cash requirements. Each loan commitment and the amount and type of collateral obtained, if any, are evaluated on an individual basis. Collateral held varies, but may include real property, bank deposits, debt or equity securities or business assets.

Stand-by letters of credit are conditional commitments written to guarantee the performance of a customer to a third party. These guarantees are primarily related to the purchases of inventory by commercial customers and are typically short-term in nature. Credit risk is similar to that involved in extending loan commitments to customers and accordingly, evaluation and collateral requirements similar to those for loan commitments are used. The deferred liability related to the Company’s stand-by letters of credit was not significant at June 30, 2015 or December 31, 2014.

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

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
(In thousands, except per share data)	2015	2014	2015	2014
Net Income:
Net income	$1,355	$1,125	$2,570	$2,067
Earnings Per Share:
Basic earnings per share	$0.28	$0.23	$0.53	$0.43
Diluted earnings per share	$0.27	$0.23	$0.51	$0.42
Weighted Average Number of Shares Outstanding:
Basic shares	4,813	4,792	4,806	4,790
Diluted shares	5,069	4,958	5,058	4,944

Shares of common stock issuable under stock options and warrants for which the exercise prices were greater than the average market prices were not included in the computation of diluted earnings per share due to their antidilutive effect.  Stock options and warrants not included in the computation of diluted earnings per share, due to shares not being in-the-money and having an antidilutive effect, were approximately 53,000 and 267,000 for the three month periods ended June 30, 2015 and 2014, respectively. Stock options and warrants not included in the computation of diluted earnings per share, due to shares not being in-the-money and having an antidilutive effect, were approximately 53,000 and 267,000 for the six month periods ended June 30, 2015 and 2014, respectively.

7. STOCK-BASED COMPENSATION

Stock Options

In 2001, the Company established a Stock Option Plan for which 206,593 shares of common stock remain reserved for issuance to employees and directors and no shares are available for future grants as of June 30, 2015.

As of June 30, 2015, all remaining shares in this plan have vested and no compensation cost remains unrecognized.

The total fair value of options vested was $49,000 for the six months ended June 30, 2015 and 2014. The total intrinsic value of options at time of exercise was $163,000 and $30,000 for the six months ended June 30, 2015 and 2014, respectively.

Cash received from option exercises for the six months ended June 30, 2015 and 2014 was $44,000 and $22,000, respectively. The tax benefit realized for the tax deductions from option exercise totaled $0 and $8,000, respectively, for the six months ended June 30, 2015 and 2014.

A summary of the activity within the 2001 Stock Option Plan follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Intrinsic Value

Options outstanding at January 1, 2015	306,393	$7.95
Options cancelled	(74,100)	16.29
Options exercised	(25,700)	2.95
Options outstanding at June 30, 2015	206,593	$5.58	2.9	$975,000
Options exercisable at June 30, 2015	206,593	$5.58	2.9	$975,000

In May 2013, the Company established the 2013 Stock Option Plan for which 500,000 shares of common stock are reserved and 389,600 shares are available for future grants as of June 30, 2015. The Plan requires that the option price may not be less than the fair market value of the stock at the date the option is granted, and that the stock must be paid in full at the time the option is exercised. Payment in full for the option price must be made in cash, with Company common stock previously acquired by the optionee and held by the optionee for a period of at least six months, in options of the Optionee that are fully vested and exercisable or in any combination of the foregoing. The options expire on dates determined by the Board of Directors, but not later than ten years from the date of grant.

There were no options granted during the six months ended June 30, 2015.

During the six months ended June 30, 2014, a total of 110,400 options were granted with a weighted average exercise price of $6.32. The fair value of each option was estimated on the date of grant using the following assumptions.

Six Months Ended June 30, 2014
Expected life of stock options (in years)	5.2
Interest rate—stock options	1.64%
Volatility—stock options	63.8%
Dividend yields	2.0%
Weighted-average fair value of options granted during the period	$3.02

As of June 30, 2015, there was $165,000 of total unrecognized compensation cost related to non-vested, share-based compensation arrangements granted under the 2013 Plan. That cost is expected to be recognized over a weighted average period of 2.8 years.

A summary of the activity within the 2013 Plan follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term in Years	Intrinsic Value
Options outstanding at January 1, 2015	110,400	$6.32
Options outstanding at June 30, 2015	110,400	$6.32	6.8	$331,000
Options exercisable at June 30, 2015	27,600	$6.32	6.8	$83,000
Expected to vest after June 30, 2015	71,746	$6.32	6.8	$215,000

Compensation cost related to stock options recognized in operating results under the two stock option plans was $41,000 and $33,000 for the six months ended June 30, 2015 and 2014, respectively. The associated income tax benefit recognized was $4,000 for the six months ended June 30, 2015 and $2,000 for the six months ended June 30, 2014. Compensation cost related to stock options recognized in operating results under the two stock option plans was $12,000 and $24,000 for the three months ended June 30, 2015 and 2014, respectively. The associated income tax benefit recognized was $2,000 for the three months ended June 30, 2015 and $2,000 for the three months ended June 30, 2014.

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

Interest expense and penalties associated with unrecognized tax benefits, if any, are classified as income tax expense in the consolidated income statement. There have been no significant changes to unrecognized tax benefits or accrued interest and penalties for the six months ended June 30, 2015.

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

Fair Value of Financial Instruments

The carrying amounts and estimated fair values of financial instruments, at June 30, 2015 and December 31, 2014 are as follows, in thousands:

		Fair Value Measurements at June 30, 2015 Using:
	Carrying Value	Level 1	Level 2	Level 3	Total Fair Value
Financial assets:
Cash and cash equivalents	$41,333	$41,333			$41,333
Investment securities	90,024		$90,024		90,024
Loans, net	388,786			$389,372	389,372
FHLB stock	2,380				N/A
Accrued interest receivable	1,619	22	289	1,308	1,619
Financial liabilities:
Deposits	493,368	440,465	52,915		493,380
Repurchase agreements	3,915		3,915		3,915
Note payable	5,000			5,000	5,000
Junior subordinated deferrable interest debentures	10,310			6,794	6,794
Accrued interest payable	107	7	49	51	107

		Fair Value Measurements at December 31, 2014 Using:
	Carrying Value	Level 1	Level 2	Level 3	Total Fair Value
Financial assets:
Cash and cash equivalents	$45,574	$45,574			$45,574
Investment securities	90,320		$90,320		90,320
Loans, net	366,787			$368,442	368,442
FHLB stock	2,380				N/A
Accrued interest receivable	1,727		281	1,446	1,727
Financial liabilities:
Deposits	467,891	411,549	56,364		467,913
Repurchase agreements	9,626		9,626		9,626
Note payable	1,000			1,000	1,000
Subordinated debenture	7,454			7,313	7,313
Junior subordinated deferrable interest debentures	10,310			6,636	6,636
Accrued interest payable	72	7	47	18	72

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

The following tables present information about the Company’s assets and liabilities measured at fair value on a recurring and non-recurring basis as of June 30, 2015 and December 31, 2014, and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value:

Assets and liabilities measured at fair value on a recurring basis at June 30, 2015 are summarized below, in thousands:

		Fair Value Measurements at June 30, 2015 Using
	Total Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:

U.S. Government-sponsored agencies	$6,115	$-	$6,115	$-

U.S. Government-sponsored agencies collateralized by mortgage obligations- residential	67,977		67,977

Obligations of states and political subdivisions	15,932		15,932
	$90,024	$-	$90,024	$-

Assets and liabilities measured at fair value on a recurring basis at December 31, 2014 are summarized below, in thousands:

		Fair Value Measurements at December 31, 2014 Using
	Total Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
U.S. Government-sponsored agencies	$7,002	$-	$7,002	$-

U.S. Government-sponsored agencies collateralized by mortgage obligations- residential	70,280		70,280

Obligations of states and political subdivisions	12,532		12,532
Corporate debt	506		506
	$90,320	$-	$90,320	$-

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

Assets and liabilities measured at fair value on a non-recurring basis at June 30, 2015 are summarized below, in thousands:

		Fair Value Measurements at June 30, 2015 Using

		Quoted Prices in	Significant Other	Significant	Six Months Ended June 30, 2015
	Total Fair Value	Active Markets for Identical Assets (Level 1)	Observable Inputs (Level 2)	Unobservable Inputs (Level 3)	Total Gains (Losses)
Assets:
Impaired loans:
Commercial	$7	$-	$-	$7	$(27)
Agricultural	-			-	-
Real estate – residential	-			-	-
Real estate – commercial	1,267			1,267	-
Real estate – construction and land development	47			47	(16)
Equity lines of credit	93			93	2
Auto	-			-	-
Other	-			-	-
Total impaired loans	1,414	-	-	1,414	(41)
Other real estate:
Commercial	-	-	-	-	(39)
Real estate – residential	117			117	-
Real estate – commercial	800			800	(106)
Real estate – construction and land development	1,920			1,920	116
Equity lines of credit	133			133	(14)
Total other real estate	2,970	-	-	2,970	(43)
	$4,384	$-	$-	$4,384	$(84)

Assets and liabilities measured at fair value on a non-recurring basis at December 31, 2014 are summarized below, in thousands:

		Fair Value Measurements at December 31, 2014 Using

		Quoted Prices in Active Markets for	Significant Other	Significant	Six Months Ended June 30, 2014
	Total Fair Value	Identical Assets (Level 1)	Observable Inputs (Level 2)	Unobservable Inputs (Level 3)	Total Gains (Losses)
Assets:
Impaired loans:
Commercial	$-	$-	$-	$-	$-
Agricultural	-			-	-
Real estate – residential	838			838	(63)
Real estate – commercial	1,479			1,479	(50)
Real estate – construction and land development	27			27	(169)
Equity lines of credit	80			80	(81)
Auto	-			-	-
Other	-			-	-
Total impaired loans	2,424	-	-	2,424	(363)
Other real estate:
Real estate –residential	146			146	11
Real estate – commercial	1,052			1,052	-
Real estate – construction and land development	1,984			1,984	(126)
Equity lines of credit	408			408	(20)
Total other real estate	3,590	-	-	3,590	(135)
	$6,014	$-	$-	$6,014	$(498)

The Company has no liabilities which are reported at fair value.

The following methods were used to estimate fair value.

Impaired Loans: The fair value of collateral dependent impaired loans with specific allocations of the allowance for loan losses or loans that have been subject to partial charge-offs are generally based on recent real estate appraisals. These appraisals may utilize a single valuation approach or a combination of approaches including comparable sales and the income approach. Adjustments are routinely made in the appraisal process by the independent appraisers to adjust for differences between the comparable sales and income data available. Such adjustments are usually significant and typically result in a Level 3 classification of the inputs for determining fair value. Total losses of $41,000 and $363,000 represent impairment charges recognized during the six months ended June 30, 2015 and 2014, respectively, related to the above impaired loans.

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

The following table presents quantitative information about Level 3 fair value measurements for financial instruments measured at fair value on a non-recurring basis at June 30, 2015 and December 31, 2014 (dollars in thousands):

Description	Fair Value 6/30/15	Fair Value 12/31/2014	Valuation Technique	Significant Unobservable Input	Range (Weighted Average) 6/30/2015		Range (Weighted Average) 12/31/2014
Impaired Loans:
Commercial	$7	$-	Sales Comparison	Adjustment for differences between comparable sales	0% - 28%	(12%)	N/A

Real estate – residential	$-	$838	Sales Comparison	Adjustment for differences between comparable sales	N/A		8%	(8%)

Real estate – commercial	$1,267	$1,479	Sales Comparison	Adjustment for differences between comparable sales	9% - 12%	(10%)	9% - 12%	(10%)

Construction and land	$47	$27	Sales Comparison	Adjustment for differences between comparable sales	8%	(8%)	8%	(8%)

Equity lines of credit	$93	$80	Sales Comparison	Adjustment for differences between comparable sales	8% - 10%	(8%)	8%	(8%)

Other Real Estate:

Real estate – residential	$117	$146	Sales Comparison	Adjustment for differences between comparable sales	10%	(10%)	10%	(10%)

Real estate – commercial	$800	$1,052	Sales Comparison	Adjustment for differences between comparable sales	10%	(10%)	10%	(10%)

Construction and land	$1,920	$1,984	Sales Comparison	Adjustment for differences between comparable sales	10%	(10%)	10%	(10%)
Equity lines of credit	$133	$408	Sales Comparison	Adjustment for differences between comparable sales	10%	(10%)	10%	(10%)

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

This update was originally effective for annual reporting periods beginning on or after December 15, 2016 and interim periods therein and requires expanded disclosures. In July 2015 the FASB issued a deferral of ASU 2014-09 of one year making it effective for annual reporting periods beginning on or after December 15, 2017 while also providing for early adoption but not before the original effective date. The Company is currently evaluating the effects of ASU 2014-09 on its financial statements and disclosures, if any.

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

INTRODUCTION

The following discussion and analysis sets forth certain statistical information relating to the Company as of June 30, 2015 and December 31, 2014 and for the six and three month periods ended June 30, 2015 and 2014. This discussion should be read in conjunction with the condensed consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q and the consolidated financial statements and notes thereto included in Plumas Bancorp’s Annual Report filed on Form 10-K for the year ended December 31, 2014.

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

OVERVIEW - SIX MONTHS ENDED JUNE 30, 2015

Net income increased by $503 thousand from $2.1 million during the six months ended June 30, 2014 to $2.6 million during the current six month period. Earnings benefited from increases of $974 thousand in net interest income and $285 thousand in non-interest income. Partially offsetting these increases in revenue were a $150 thousand increase in the provision for loan losses, a $310 thousand increase in non-interest expense and an increase in income tax expense of $296 thousand. Diluted earnings per share increased to $0.51 for the six months ended June 30, 2015 compared to $0.42 during the six months ended June 30, 2014.

Total assets at June 30, 2015 were $558 million, an increase of $18.7 million from December 31, 2014. This increase resulted from an increase in net loans of $22.0 million. Net loan balances increased from $367 million at December 31, 2014 to $389 million at June 30, 2015. The largest reduction in assets was a decline in cash and cash equivalents totaling $4.3 million from $45.6 million at December 31, 2014 to $41.3 million at June 30, 2015.

Deposits totaled $493.4 million at June 30, 2015, an increase of $25.5 million from $467.9 million at December 31, 2014. Increases included $10.3 million in non-interest bearing demand deposits, $1.8 million in interest bearing transaction accounts (NOW) accounts and $16.8 million in savings and money market accounts. Time deposits declined by $3.4 million. Shareholders’ equity increased by $2.5 million from $36.5 million at December 31, 2014 to $39.0 million at June 30, 2015.

The annualized return on average assets was 0.94% for the six months ended June 30, 2015 up from 0.80% for the six months ended June 30, 2014. The annualized return on average equity increased from 12.8% during the first six months of 2014 to 13.5% during the current six month period.

The following is a detailed discussion of each component affecting change in net income and the composition of our balance sheet.

RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED JUNE 30, 2015

Net interest income before provision for loan losses. Net interest income, on a nontax-equivalent basis, for the six months ended June 30, 2015 was $10.3 million, an increase of $974 thousand from the $9.3 million earned during the same period in 2014. The increase in net interest income includes an increase of $794 thousand in interest income and a decline of $180 thousand in interest expense. Net interest margin, which benefited from an increase in loans as a percentage of interest earning assets, an increase in yield on investment securities and a reduction in interest expense on deposits and other borrowings , increased 14 basis points, or 3%, to 4.16%, up from 4.02% for the same period in 2014.

Interest income increased by $794 thousand, or 8%, to $11.0 million for the six months ended June 30, 2015, up from $10.2 million during the same period in 2014. Interest and fees on loans increased $724 thousand to $10.1 million for the six months ended June 30, 2015 as compared to $9.4 million during the first half of 2014. The Company’s average loan balances were $379 million for the six months ended June 30, 2015, up $34.7 million, or 10%, from $344 million for the same period in 2014. The Company is focused on growing loan balances through a balanced and diversified approach.

The following table compares loan balances by type at June 30, 2015 and 2014.

(dollars in thousands)	Balance at End of Period	Percent of Loans in Each Category	Balance at End of Period	Percent of Loans in Each Category
	06/30/15	06/30/15	06/30/14	06/30/14
Commercial	$36,458	9.3%	$32,882	9.2%
Agricultural	38,542	9.8%	32,152	9.0%
Real estate - residential	27,346	7.0%	29,364	8.2%
Real estate – commercial	174,258	44.4%	161,205	45.2%
Real estate – construction	26,594	6.8%	20,904	5.9%
Equity Lines of Credit	38,634	9.8%	37,701	10.6%
Auto	47,425	12.1%	37,981	10.7%
Other	3,315	0.8%	4,124	1.2%
Total Gross Loans	$392,572	100%	$356,313	100%

The average rate earned on the Company’s loan balances decreased by 11 basis points to 5.37% during the first six months of 2015 compared to 5.48% during the first six months of 2014. We attribute much of the decrease in yield to price competition in our service area.

Interest on investment securities increased by $61 thousand as a result of an increase in yield of 13 basis points from 1.69% during the first half of 2014 to 1.82% during the six months ended June 30, 2015. The average balance in investment securities increased slightly from $90.1 million during the first half of 2014 to $90.3 million during the six months ended June 30, 2015. During the current period yield benefited from an increase in municipal securities as a percentage of total securities and a reduction in securities of U.S. Government-sponsored agencies. At June 30, 2015 municipal securities totaled $15.9 million or 18% of the investment portfolio compared to $5.9 million or 7% of the portfolio at June 30, 2014. U.S. Government-sponsored agencies were $6.1 million at June 30, 2015 and $13.1 million at June 30, 2014.

Interest expense on deposits decreased by $15 thousand, or 6%, to $249 thousand for the six months ended June 30, 2015, down from $264 thousand during the 2014 period. This decrease relates to decreases in the average balance and rate paid on time deposits.

Interest on time deposits declined by $23 thousand. Average time deposits declined by $6.0 million from $60.8 million during the six months ended June 30, 2014 to $54.8 million during the current period. We attribute much of the reduction in time deposit to the unusually low interest rate environment as we have seen a movement out of time into more liquid deposit types. The average rate paid on time deposits decreased from 0.38% during the six months ended June 30, 2014 to 0.33% during the current period. This decrease primarily relates to a decline in market rates paid in the Company’s service area and the maturity of higher rate time deposits.

Partially offsetting the decrease in interest expense on time deposits was a $10 thousand increase in interest expense on savings accounts related to growth in this deposit category. Average savings balances increased from $100.2 million during the six months ended June 30, 2014 to $112.1 million during the current six month period. Plumas Bank’s savings accounts provide an attractive interest rate, in the current rate environment, and we have seen continued growth in savings accounts for the last few years. The average rate paid on savings accounts was 16 basis points during both periods.

Interest expense on other interest-bearing liabilities decreased by $165 thousand from $592 thousand during the six months ended June 30, 2014 to $427 thousand during the current six month period. On April 15, 2013, to help fund the repurchase of preferred stock during 2013, the Company issued a $7.5 million subordinated debenture. On April 16, 2015 we paid off the subordinated debenture resulting in a reduction in interest expense related to this debt of $158 thousand from $377 thousand during the first six months of 2014 to $219 thousand during the current period.

Interest expense on the Company’s note payable declined by $8 thousand to $55 thousand during the six months ended June 30, 2015. This decline was mostly related to a decline in average borrowings on this note from $3 million during the 2014 period to $2.7 million during the six months ended June 30, 2015. The average rate paid on the note payable was 4.10% during 2015 and 4.23% during the six months ended June 30, 2014.

Interest expense on junior subordinated debentures, which increased by $1 thousand to $150 thousand, fluctuates with changes in the 3-month London Interbank Offered Rate (LIBOR) rate.

The following table presents for the six-month periods indicated the distribution of consolidated average assets, liabilities and shareholders' equity. It also presents the amounts of interest income from interest-earning assets and the resultant annualized yields, as well as the amounts of interest expense on interest-bearing liabilities and the resultant cost expressed in both dollars and annualized rate percentages. Average balances are based on daily averages. Nonaccrual loans are included in the calculation of average loans while nonaccrued interest thereon is excluded from the computation of yields earned:

	For the Six Months Ended June 30, 2015			For the Six Months Ended June 30, 2014
	Average Balance (in thousands)	Interest (in thousands)	Yield/ Rate	Average Balance (in thousands)	Interest (in thousands)	Yield/ Rate

Interest-earning assets:
Loans (1) (2) (3)	$379,143	$10,090	5.37%	$344,433	$9,366	5.48%
Investment securities (1)	90,346	816	1.82%	90,083	755	1.69%
Interest-bearing deposits	29,308	64	0.44%	33,254	55	0.33%
Total interest-earning assets	498,797	10,970	4.44%	467,770	10,176	4.39%
Cash and due from banks	16,961			14,396
Other assets	33,170			36,043
Total assets	$548,928			$518,209
Interest-bearing liabilities:
NOW deposits	$85,132	37	0.09%	$82,736	38	0.09%
Money market deposits	45,167	32	0.14%	47,862	33	0.14%
Savings deposits	112,081	89	0.16%	100,217	79	0.16%
Time deposits	54,839	91	0.33%	60,837	114	0.38%
Total deposits	297,219	249	0.17%	291,652	264	0.18%
Note Payable	2,703	55	4.10%	3,000	63	4.23%
Subordinated debentures	4,334	219	10.19%	7,331	377	10.37%
Junior subordinated debentures	10,310	150	2.93%	10,310	149	2.91%
Other interest-bearing liabilities	7,192	3	0.08%	6,450	3	0.09%
Total interest-bearing liabilities	321,758	676	0.42%	318,743	856	0.54%
Non-interest bearing deposits	182,779			161,029
Other liabilities	5,999			5,994
Shareholders' equity	38,392			32,443
Total liabilities & equity	$548,928			$518,209
Cost of funding interest-earning assets (4)			0.28%			0.37%
Net interest income and margin (5)		$10,294	4.16%		$9,320	4.02%

(1)	Not computed on a tax-equivalent basis.
(2)	Average nonaccrual loan balances of $6.0 million for 2015 and $7.3 million for 2014 are included in average loan balances for computational purposes.
(3)	Net loan costs included in loan interest income for the six-month periods ended June 30, 2015 and 2014 were $353,000 and $263,000, respectively.
(4)	Total annualized interest expense divided by the average balance of total earning assets.
(5)	Annualized net interest income divided by the average balance of total earning assets.

The following table sets forth changes in interest income and interest expense for the six-month periods indicated and the amount of change attributable to variances in volume, rates and the combination of volume and rates based on the relative changes of volume and rates:

	2015 over 2014 change in net interest income for the six months ended June 30
	(in thousands)

	Volume (1)	Rate (2)	Mix (3)	Total

Interest-earning assets:
Loans	$944	$(200)	$(20)	$724
Investment securities	2	59	-	61
Interest bearing deposits	(7)	18	(2)	9

Total interest income	939	(123)	(22)	794

Interest-bearing liabilities:
NOW deposits	1	(2)	-	(1)
Money market deposits	(2)	1	-	(1)
Savings deposits	9	1	-	10
Time deposits	(11)	(13)	1	(23)
Note payable	(6)	(2)	-	(8)
Subordinated debentures	(154)	(7)	3	(158)
Junior subordinated debentures	-	1	-	1
Other	-	-	-	-

Total interest expense	(163)	(21)	4	(180)

Net interest income	$1,102	$(102)	$(26)	$974

(1)	The volume change in net interest income represents the change in average balance multiplied by the previous year’s rate.
(2)	The rate change in net interest income represents the change in rate multiplied by the previous year’s average balance.
(3)	The mix change in net interest income represents the change in average balance multiplied by the change in rate.

Provision for loan losses.   During the six months ended June 30, 2015 we recorded a provision for loan losses of $600 thousand up $150 thousand from the $450 thousand provision recorded during the first half of 2014. During the six months ended June 30, 2014 net loans increased by $18.2 million while during the current period net loans increased by $22.0 million. The increase in provision is consistent with additional loan growth during the six months ended June 30, 2015. See “Analysis of Asset Quality and Allowance for Loan Losses” for further discussion of loan quality trends and the provision for loan losses.

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

Non-interest income. During the six months ended June 30, 2015 non-interest income totaled $3.9 million an increase of $285 thousand from the six months ended June 30, 2014. The largest component of this increase was an increase of $198 thousand in gains on the sale of government guaranteed SBA loans. During the current period, proceeds from SBA loan sales totaled $14.0 million resulting in a gain on sale of $974 thousand. This compares to proceeds of $11.8 million and a gain on sale of $776 thousand during the first half of 2014. Additionally, during the first quarter of 2015 we sold eight available-for-sale investment securities having a value of $6.7 million and recorded a net gain of $30 thousand on sale. Loan servicing income, which increased by $31 thousand, represents servicing income received on the guaranteed portion of SBA loans sold into the secondary market. At June 30, 2015 we were servicing over $81 million in guaranteed portions of loans an increase of $8 million from over $73 million at June 30, 2014. Other non-interest income increased by $141 thousand to $486 thousand mostly related to an increase of $101 thousand in dividends received on Federal Home Loan Bank of San Francisco (FHLB) stock. Of the $101 thousand, $88 thousand was a one-time special dividend paid by the FHLB during June 2015. The largest decrease in non-interest income was $113 thousand in service charge income most of which was related to a reduction in NSF and overcharge income which we attribute to improved economic conditions as well as working with our customers to help them reduce NSF activity.

The following table describes the components of non-interest income for the six-month periods ended June 30, 2015 and 2014, dollars in thousands:

	For the Six Months Ended June 30
	2015	2014	Dollar Change	Percentage Change
Service charges on deposit accounts	$1,945	$2,058	$(113)	(5.5)%
Gain on sale of loans, net	974	776	198	25.5%
Loan servicing fees	262	231	31	13.4%
Earnings on life insurance policies	170	172	(2)	(1.2)%
Gain on sale of investments	30	-	30	100%
Other	486	345	141	40.9%
Total non-interest income	$3,867	$3,582	$285	8.0%

Non-interest expense. During the six months ended June 30, 2015, total non-interest expense increased by $310 thousand, or 3%, to $9.3 million, up from $9.0 million for the comparable period in 2014. While the Company continued to experience declines in several categories of non-interest expense, these were offset by increases in other items the largest of which were $382 thousand in salary and benefit expense, $104 thousand in professional fees and a decrease in gain on sale of OREO of $80 thousand. The largest declines in non-interest expense were $156 thousand in occupancy and equipment expense, $128 thousand in OREO costs and $92 thousand in the provision from change in OREO valuation.

The increase in salary and benefits includes an increase in salary expense, exclusive of commissions, of $273 thousand mostly related to merit and promotion increases, new hires including two loan officers; one serving Reno, Nevada and one located in Chico, California and a branch manager for our new Reno, Nevada location. Other significant increases in salary and benefit expense include an increase of $72 thousand in commission expense, $52 thousand in payroll taxes and $63 thousand in 401k plan contributions. The increase in commission expense is mostly related to an increase in SBA activity. Effective January 1, 2015, we reestablished a 401k matching benefit resulting in $63 thousand in matching contributions.

The increase in professional fees is mostly related to an increase of $64 thousand in audit expense related to lending functions, including the cost of our semi-annual loan review, an annual review of our SBA loan operations by the SBA and a review of our loan compliance systems. The second largest increase in professional fees was an increase of $62 thousand in legal expense related to various corporate activities including costs associated with our Redding branch acquisition and our future Reno, Nevada branch.

Gains on sale of OREO decreased by $80 thousand; we disposed of four OREO properties during the current period recording an $11 thousand gain on sale. During the 2014 period we disposed of ten properties recording a gain on sale of $91 thousand.

The decline in occupancy and equipment expense includes several reductions the largest of which was a savings of $87 thousand in equipment expense. During 2014 equipment expense was high as we chose to replace all of our personal computers running Windows XP with machines running Windows 7. The decline in OREO costs includes a decrease in OREO legal expense of $91 thousand and a decline in repair costs of $46 thousand. During 2014 we incurred $101 thousand in legal costs, related to OREO, pursuing additional recoveries on selected OREO properties through legal channels. In addition, OREO repair expense during 2014 totaled $65 thousand much of which was used to fix up several properties in an effort to increase their marketability.

OREO represents real property taken by the Bank either through foreclosure or through a deed in lieu thereof from the borrower. When other real estate is acquired, any excess of the Bank’s recorded investment in the loan balance and accrued interest income over the estimated fair market value of the property less costs to sell is charged against the allowance for loan losses. A valuation allowance for losses on other real estate is maintained to provide for temporary declines in value. The allowance is established through a provision for subsequent losses on other real estate which is included in other expenses. Subsequent gains or losses on sales or from impairment are recorded as incurred. The provision from change in OREO valuation declined by $92 thousand from $135 thousand during the six months ended June 30, 2014 to $43 thousand during the current period. OREO provision during the three months ended June 30, 2015 totaled $172; however, during the first three months of 2015 we recorded a net credit provision of $129 thousand. The credit resulted from a significant increase in value of one OREO property based on a recent appraisal. This property was originally transferred to OREO at a value, net of estimated costs selling costs, of $1 million. Subsequently, based on declines in value it was written down to $0.7 million with a $0.3 million valuation allowance; however, recently the surrounding area in which the property is located has enjoyed significant new business activity and the value of this property has increased resulting in a reduction in the valuation allowance of $0.2 million. The $0.2 million was offset by declines in value on two other OREO properties totaling $68 thousand.

The following table describes the components of non-interest expense for the six-month periods ended June 30, 2015 and 2014, dollars in thousands:

	For the Six Months
	Ended June 30
	2015	2014	Dollar Change	Percentage Change
Salaries and employee benefits	$5,144	$4,762	$382	8.0%
Occupancy and equipment	1,380	1,536	(156)	(10.2)%
Outside service fees	985	1,019	(34)	(3.3)%
Professional fees	355	251	104	41.4%
Deposit insurance	188	206	(18)	(8.7)%
Telephone and data communication	182	166	16	9.6%
Business development	165	131	34	26.0%
Director compensation and retirement	149	142	7	4.9%
Advertising and shareholder relations	148	131	17	13.0%
Loan and collection expenses	130	98	32	32.7%
Armored car and courier	114	109	5	4.6%
OREO costs	99	227	(128)	(56.4)%
Stationery and supplies	54	60	(6)	(10.0)%
Insurance expense	50	60	(10)	(16.7)%
Provision from change in OREO valuation	43	135	(92)	(68.1)%
Postage	20	22	(2)	(9.1)%
Gain on sale of OREO	(11)	(91)	80	87.9%
Other	140	61	79	129.5%
Total non-interest expense	$9,335	$9,025	$310	3.4%

Provision for income taxes. The Company recorded an income tax provision of $1.7 million, or 39.2% of pre-tax income for the six months ended June 30, 2015. This compares to an income tax provision of $1.4 million, or 39.7% of pre-tax income for the six months ended June 30, 2014. The percentages for 2015 and 2014 differ from the statutory rate as tax exempt income such as earnings on Bank owned life insurance and municipal investment income decrease the tax provision.

Deferred tax assets and liabilities are recognized for the tax consequences of temporary differences between the reported amount of assets and liabilities and their tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The determination of the amount of deferred income tax assets which are more likely than not to be realized is primarily dependent on projections of future earnings, which are subject to uncertainty and estimates that may change given economic conditions and other factors. The realization of deferred income tax assets is assessed and a valuation allowance is recorded if it is "more likely than not" that all or a portion of the deferred tax asset will not be realized. "More likely than not" is defined as greater than a 50% chance. All available evidence, both positive and negative is considered to determine whether, based on the weight of that evidence, a valuation allowance is needed. Based upon the analysis of available evidence, management has determined that it is "more likely than not" that all deferred income tax assets as of June 30, 2015 and December 31, 2014 will be fully realized and therefore no valuation allowance was recorded. On the consolidated balance sheet, net deferred tax assets are included in accrued interest receivable and other assets.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JUNE 30, 2015

Net Income. The Company recorded net income of $1.4 million for the three months ended June 30, 2015, up $230 thousand from net income of $1.1 million for the three months ended June 30, 2014. An increase of $579 thousand in net interest income was partially offset by a decline of $71 thousand in non-interest income and increases of $165 thousand in non-interest expense and $113 thousand in the provision for income taxes.

The following is a detail discussion of each component of the change in net income.

Net interest income before provision for loan losses. Net interest income, on a nontax-equivalent basis, was $5.3 million for the three months ended June 30, 2015, an increase of $579 thousand, or 12%, from $4.7 million for the same period in 2014. The increase in net interest income includes an increase of $429 thousand in interest income and a decline of $150 thousand in interest expense. Related to an increase in loans as a percentage of interest earning assets, an increase in yield on investment securities and a decline in interest expense, net interest margin for the three months ended June 30, 2015 increased 22 basis points, or 5%, to 4.26%, up from 4.04% for the same period in 2014.

Interest income increased by 8%, to $5.6 million for the three months ended June 30, 2015, up from $5.2 million during the same period in 2014. Related to an increase in average loan balances, interest and fees on loans increased $390 thousand to $5.1 million for the three months ended June 30, 2015 as compared to $4.8 million during the second quarter of 2014. The Company’s average loan balances were $387 million for the three months ended June 30, 2015, up $35 million, or 10%, from $352 million for the same period in 2014.

The average yield on loans was 5.34% during the second quarter of 2015 down from 5.42% for same quarter in 2014. We attribute much of the decrease in yield to price competition in our service area.

Interest on investment securities increased by $37 thousand as a result of an increase in yield of 12 basis points from 1.71% during the second quarter of 2014 to 1.83% during the three months ended June 30, 2015 and an increase in average balance from $89.4 million in 2014 to $91.4 million in 2015. The increase in yield includes an increase in municipal securities as a percentage of total securities and a reduction in securities of U.S. Government-sponsored agencies.

Interest expense on deposits decreased by $6 thousand, or 5%, to $125 thousand for the three months ended June 30, 2015, down from $131 thousand during the 2014 quarter. This decrease relates to decreases in the average balance and rate paid on time deposits partially offset by an increase in average balance in savings accounts.

Interest on time deposits declined by $12 thousand. Average time deposits declined by $6.3 million from $60.1 million during the three months ended June 30, 2014 to $53.8 million during the current quarter. We attribute much of the reduction in time deposits to the unusually low interest rate environment as we have seen a movement out of time into more liquid deposit types. The average rate paid on time deposits decreased from 0.37% during the three months ended June 30, 2014 to 0.33% during the current quarter. This decrease primarily relates to a decline in market rates paid in the Company’s service area and the maturity of higher rate deposits.

Partially offsetting the decrease in interest expense on time deposits was a $6 thousand increase in interest expense on savings accounts related to growth in this deposit category. Average savings balances increased from $100.9 million during the three months ended June 30, 2014 to $115.3 million during the current quarter. Plumas Bank’s savings accounts provide an attractive interest rate in the current rate environment and we have seen continued growth in savings accounts for the last few years. The average rate paid on savings accounts was 16 basis points during both periods.

Interest expense on other interest-bearing liabilities decreased by $144 thousand from $296 thousand during the three months ended June 30, 2014 to $152 thousand during the current quarter related to the redemption of the Company’s subordinated debenture on April 16, 2015. Interest expense related to the subordinated debenture decreased by $157 thousand from $189 thousand during the second quarter of 2014 to $32 thousand during the current quarter. Interest expense on the Company’s note payable increased by $13 thousand to $44 thousand during the three months ended June 30, 2015. This increase is related to an increase in average borrowings on this note from $3 million during the second quarter of 2014 to $4.4 million during the three months ended June 30, 2015. The average rate paid on the note payable was 4.02% during the three months ended June 30, 2015 and 4.14% during the second quarter of 2014.

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

	For the Three Months Ended June 30, 2015			For the Three Months Ended June 30, 2014
	Average Balance (in thousands)	Interest (in thousands)	Yield/ Rate	Average Balance (in thousands)	Interest (in thousands)	Yield/ Rate
Interest-earning assets:
Loans (1) (2) (3)	$386,924	$5,148	5.34%	$351,904	$4,758	5.42%
Investment securities (1)	91,381	418	1.83%	89,397	381	1.71%
Other	21,941	28	0.51%	28,581	26	0.36%

Total interest-earning assets	500,246	5,594	4.49%	469,882	5,165	4.41%
Cash and due from banks	17,510			13,878
Other assets	33,062			35,498

Total assets	$550,818			$519,258

Interest-bearing liabilities:
NOW deposits	$85,779	19	0.09%	$82,172	19	0.09%
Money market deposits	45,315	16	0.14%	47,704	16	0.13%
Savings deposits	115,259	46	0.16%	100,883	40	0.16%
Time deposits	53,807	44	0.33%	60,054	56	0.37%

Total deposits	300,160	125	0.17%	290,813	131	0.18%
Note payable	4,385	44	4.02%	3,000	31	4.14%
Subordinated debentures	1,235	32	10.39%	7,351	189	10.31%
Junior subordinated debentures	10,310	75	2.92%	10,310	75	2.92%
Other interest-bearing liabilities	5,403	1	0.07%	4,909	1	0.08%

Total interest-bearing liabilities	321,493	277	0.35%	316,383	427	0.54%

Non-interest bearing deposits	184,559			163,827
Other liabilities	5,758			5,924
Shareholders' equity	39,008			33,124

Total liabilities & equity	$550,818			$519,258

Cost of funding interest-earning assets (4)			0.23%			0.37%
Net interest income and margin (5)		$5,317	4.26%		$4,738	4.04%

(1)	Not computed on a tax-equivalent basis.
(2)	Average nonaccrual loan balances of $5.8 million for 2015 and $8.3 million for 2014 are included in average loan balances for computational purposes.
(3)	Net loan costs included in loan interest income for the three-month periods ended June 30, 2015 and 2014 were $203,000 and $130,000, respectively.
(4)	Total annualized interest expense divided by the average balance of total earning assets.
(5)	Annualized net interest income divided by the average balance of total earning assets.

The following table sets forth changes in interest income and interest expense for the three-month periods indicated and the amount of change attributable to variances in volume, rates and the combination of volume and rates based on the relative changes of volume and rates:

	2015 over 2014 change in net interest income for the three months ended June 30
	(in thousands)

	Volume (1)	Rate (2)	Mix (3)	Total

Interest-earning assets:
Loans	$474	$(76)	$(8)	$390
Investment securities	8	28	1	37
Interest bearing deposits	(6)	11	(3)	2

Total interest income	476	(37)	(10)	429

Interest-bearing liabilities:
NOW deposits	-	-	-	-
Money market deposits	(1)	1	-	-
Savings deposits	6	-	-	6
Time deposits	(5)	(7)	-	(12)
Note payable	14	(1)	-	13
Subordinated debentures	(157)	1	(1)	(157)
Junior subordinated debentures	-	-	-	-
Other	-	-	-	-

Total interest expense	(143)	(6)	(1)	(150)

Net interest income	$619	$(31)	$(9)	$579

(1)	The volume change in net interest income represents the change in average balance divided by the previous year’s rate.
(2)	The rate change in net interest income represents the change in rate divided by the previous year’s average balance.
(3)	The mix change in net interest income represents the change in average balance multiplied by the change in rate.

Provision for loan losses. The Company recorded a $300 thousand provision for loan losses for the three months ended June 30, 2015 and 2014.

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

Non-interest income. During the three months ended June 30, 2015 non-interest income decreased by $71 thousand to $1.8 million down from $1.9 million during the three months ended June 30, 2014. The largest component of this decrease was a decline in gain on sale of SBA loans of $127 thousand from $444 thousand during the 2014 quarter to $317 thousand during the three months ended June 30, 2015. Service charge income decreased by $58 thousand most of which was related to a reduction in NSF and overcharge income. Partially offsetting these reductions was a $112 thousand increase in other non-interest income mostly related to a one-time FHLB dividend totaling $88 thousand paid in June 2015.

The following table describes the components of non-interest income for the three-month periods ended June 30, 2015 and 2014, dollars in thousands:

	For the Three Months
	Ended June 30
	2015	2014	Dollar Change	Percentage Change
Service charges on deposit accounts	$1,006	$1,064	$(58)	(5.5)%
Gain on sale of loans, net	317	444	(127)	(28.6)%
Loan serving fees	136	134	2	1.5%
Earnings on life insurance policies	85	85	-	-%
Other	278	166	112	67.5%
Total non-interest income	$1,822	$1,893	$(71)	(3.8)%

Non-interest expense. During the three months ended June 30, 2015, total non-interest expense increased by $165 thousand, or 4%, to $4.6 million, up from $4.5 million for the comparable period in 2014. While the Company continued to experience declines in several categories of non-interest expense, these were offset by increases in other items the largest of which was $172 thousand in the provision from change in OREO valuation. Other increases of note were $33 thousand in salary and benefit expense and $54 thousand in professional fees. Similar to the six month period, the largest reductions in expense were $77 thousand in occupancy and equipment expense, $44 thousand in OREO expense and $35 thousand in loan and collection expense.

The provision for OREO losses increased by $172 thousand from $0 during the three months ended June 30, 2014 to $172 during the current quarter. The $172 thousand provision recorded during the second quarter of 2015 was related to declines in value in five properties the largest of which was $81 thousand on one land development property. The $33 thousand increase in salary and benefit costs includes increase of $128 thousand in salary expense and $27 thousand in 401k contributions. These were mostly offset reductions in other items the largest of which were a $31 thousand decline in commissions and a $64 thousand increase in the deferral of loan origination costs. The increase in professional fees was primarily related to an increase in audit expense related to our SBA lending operations. The SBA performed a comprehensive review of all of SBA operations resulting in a fee of $35 thousand. These types of reviews are required under SBA guidelines for preferred SBA lenders such as us.

The following table describes the components of non-interest expense for the three-month periods ended June 30, 2015 and 2014, dollars in thousands:

	For the Three Months
	Ended June 30,
	2015	2014	Dollar Change	Percentage Change
Salaries and employee benefits	$2,426	$2,393	$33	1.4%
Occupancy and equipment	680	757	(77)	(10.2)%
Outside service fees	491	525	(34)	(6.5)%
Professional fees	180	126	54	42.9%
Provision from change in OREO valuation	172	-	172	100.0%
Telephone and data communication	93	84	9	10.7%
Deposit insurance	93	96	(3)	(3.1)%
Business development	82	67	15	22.4%
Advertising and shareholder relations	81	70	11	15.7%
Director compensation and retirement	73	73	-	-%
Armored car and courier	59	55	4	7.3%
OREO costs	46	90	(44)	(48.9)%
Loan and collection expenses	28	63	(35)	(56.6)%
Stationery and supplies	26	28	(2)	(7.1)%
Insurance expense	21	30	(9)	(30.0)%
Postage	11	11	-	-%
Gain on sale of OREO	(8)	(36)	28	77.8%
Other	75	32	43	134.4%
Total non-interest expense	$4,629	$4,464	$165	3.7%

Provision for income taxes. The Company recorded income tax expense of $855 thousand, or 38.7% of pre-tax income for the three months ended June 30, 2015. This compares to income tax expense of $742 thousand, or 39.7% of pre-tax income for the three months ended June 30, 2014. The percentages for 2015 and 2014 differ from the statutory rate as tax exempt income such as earnings on Bank owned life insurance and municipal loan and investment income decrease taxable income.

FINANCIAL CONDITION

Loan Portfolio. Gross loans increased by $22.2 million, an annualized rate of over 12%, from $370.4 million at December 31, 2014 to $392.6 million at June 30, 2015. The increase in loan balances during the six month period ended June 30, 2015 relates to growth in the Company’s commercial real estate, commercial, agricultural, automobile and construction loan portfolios. The Company continues to manage the mix of its loan portfolio consistent with its identity as a community bank serving the financing needs of all sectors of the area it serves. Although the Company offers a broad array of financing options, it continues to concentrate its focus on small to medium sized commercial businesses. These commercial loans offer diversification as to industries and types of businesses, thus limiting material exposure in any industry concentrations. The Company offers both fixed and floating rate loans and obtains collateral in the form of real property, business assets and deposit accounts, but looks to business and personal cash flows as its primary source of repayment.

As shown in the following table the Company's largest lending categories are commercial real estate loans, automobile loans, agricultural loans and equity lines of credit.

(dollars in thousands)	Balance at End of Period	Percent of Loans in Each Category to Total Loans	Balance at End of Period	Percent of Loans in Each Category to Total Loans
	06/30/15	06/30/15	12/31/14	12/31/14
Commercial	$36,458	9.3%	$31,465	8.5%
Agricultural	38,542	9.8%	35,355	9.5%
Real estate - residential	27,346	7.0%	29,284	7.9%
Real estate – commercial	174,258	44.4%	163,306	44.1%
Real estate – construction	26,594	6.8%	24,572	6.6%
Equity Lines of Credit	38,634	9.8%	38,972	10.5%
Auto	47,425	12.1%	44,618	12.1%
Other	3,315	0.8%	2,818	0.8%
Total Gross Loans	$392,572	100%	$370,390	100%

Construction and land development loans represented 6.8% and 6.6% of the loan portfolio as of June 30, 2015 and December 31, 2014, respectively. The construction and land development portfolio component has been identified by Management as a higher-risk loan category.  The quality of the construction and land development category is highly dependent on property values both in terms of the likelihood of repayment once the property is transacted by the current owner as well as the level of collateral the Company has securing the loan in the event of default.  Loans in this category are characterized by the speculative nature of commercial and residential development properties and can include property in various stages of development from raw land to finished lots. The decline in these loans as a percentage of the Company’s loan portfolio from over 21% at December 31, 2007 to less than 7% during the last two years reflects management’s efforts, which began in 2009, to reduce its exposure to construction and land development loans.

The Company’s real estate related loans, including real estate mortgage loans, real estate construction and land development loans, consumer equity lines of credit, and agricultural loans secured by real estate comprised 73% and 74% of the total loan portfolio at June 30, 2015 and December 31, 2014, respectively. Moreover, the business activities of the Company currently are focused in the California counties of Plumas, Nevada, Placer, Lassen, Modoc, Shasta, and Sierra and in Washoe County in Northern Nevada. Consequently, the results of operations and financial condition of the Company are dependent upon the general trends in these economies and, in particular, the residential and commercial real estate markets. In addition, the concentration of the Company's operations in these areas of Northeastern California and Northwestern Nevada exposes it to greater risk than other banking companies with a wider geographic base in the event of catastrophes, such as earthquakes, fires and floods in these regions.

The rates of interest charged on variable rate loans are set at specific increments in relation to the Company's lending rate or other indexes such as the published prime interest rate or U.S. Treasury rates and vary with changes in these indexes. At June 30, 2015 and December 31, 2014, approximately 71% of the Company's loan portfolio was comprised of variable rate loans. At June 30, 2015 and December 31, 2014, 44% and 42%, respectively of the variable loans were at their respective floor rate. While real estate mortgage, commercial and consumer lending remain the foundation of the Company's historical loan mix, some changes in the mix have occurred due to the changing economic environment and the resulting change in demand for certain loan types. The most significant change has been an increase in indirect auto lending with automobile loans increasing from 2.5% of gross loans at December 31, 2011 to 12.1% of gross loans at June 30, 2015. The automobile portfolio provides diversification to the loan portfolio in terms of rate, term and balance as these loans tend to have a much shorter term and balance than commercial real-estate loans and are fixed rate. In addition, the Company remains committed to the agricultural industry in Northeastern California and will continue to pursue high quality agricultural loans. Agricultural loans include both commercial and commercial real estate loans. The Company’s agricultural loan balances totaled $38.5 million and $35.4 million at June 30, 2015 and December 31, 2014, respectively.

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

	For the Six Months Ended June 30,		For the Year Ended December 31
	2015	2014	2014	2013	2012
	(dollars in thousands)
Balance at beginning of period	$5,451	$5,517	$5,517	$5,686	$6,908
Charge-offs:
Commercial and agricultural	57	93	191	401	1,159
Real estate mortgage	53	824	1,015	419	616
Real estate construction	55	-	106	735	1,524
Consumer (includes equity LOC & Auto)	285	304	601	360	602
Total charge-offs	450	1,221	1,913	1,915	3,901
Recoveries:
Commercial and agricultural	90	27	89	140	66
Real estate mortgage	4	28	19	109	8
Real estate construction	-	491	491	-	81
Consumer (includes equity LOC & Auto)	85	66	148	97	174
Total recoveries	179	612	747	346	329
Net charge-offs	(271)	(609)	(1,166)	(1,569)	(3,572)
Provision for loan losses	600	450	1,100	1,400	2,350
Balance at end of period	$5,780	$5,358	$5,451	$5,517	$5,686
Net charge-offs during the period to average loans (annualized for the six month periods)	0.14%	0.36%	0.33%	0.49%	1.18%
Allowance for loan losses to total loans	1.47%	1.50%	1.47%	1.63%	1.80%

During the six months ended June 30, 2015 we recorded a provision for loan losses of $600 thousand up $150 thousand from the $450 thousand provision recorded during the six months ended June 30, 2014. Net charge-offs totaled $271 thousand a decrease of $338 thousand from $609 thousand during the six months ended June 30, 2014.

The following table provides a breakdown of the allowance for loan losses at June 30, 2015 and December 31, 2014:

(dollars in thousands)	Balance at End of Period	Percent of Loans in Each Category to Total Loans	Balance at End of Period	Percent of Loans in Each Category to Total Loans
	2015	2015	2014	2014
Commercial and agricultural	$870	19.1%	$799	18.0%
Real estate mortgage	2,539	51.4%	2,080	52.0%
Real estate construction	1,031	6.8%	1,227	6.6%
Consumer (includes equity LOC & Auto)	1,340	22.7%	1,345	23.4%
Total	$5,780	100.0%	$5,451	100.0%

The allowance for loan losses totaled $5.8 million at June 30, 2015 and $5.5 million at December 31, 2014. Specific reserves related to impaired loans decreased by $13 thousand from $564 thousand at December 31, 2014 to $551 thousand at June 30, 2015. At least quarterly the Company evaluates each specific reserve and if it determines that the loss represented by the specific reserve is uncollectable it records a charge-off for the uncollectable portion. General reserves were $5.2 million at June 30, 2015 and $4.9 million at December 31, 2014. The allowance for loan losses as a percentage of total loans was 1.47% at June 30, 2015 and December 31, 2014. The percentage of general reserves to unimpaired loans increased slightly from 1.35% at December 31, 2014 to 1.36% at June 30, 2015.

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

Loans restructured (TDRs) and not included in nonperforming loans in the following table totaled $2.0 million at June 30, 2015 and $2.0 million, $4.5 million, $5.4 million and $8.6 million at December 31, 2014, 2013, 2012 and 2011, respectively.

For additional information related to restructured loans see Note 4 of the Company’s Condensed Consolidated Financial Statements in this quarterly report on form 10Q.

The following table sets forth the amount of the Company's nonperforming assets as of the dates indicated.

	At June 30,	At December 31,
	2015	2014	2013	2012	2011
	(dollars in thousands)
Nonaccrual loans	$5,078	$6,625	$5,519	$13,683	$16,757
Loans past due 90 days or more and still accruing	-	-	17	15	72
Total nonperforming loans	5,078	6,625	5,536	13,698	16,829
Other real estate owned	2,970	3,590	6,399	5,295	8,623
Other vehicles owned	82	13	60	41	57
Total nonperforming assets	$8,130	$10,228	$11,995	$19,034	$25,509
Interest income forgone on nonaccrual loans	$220	$345	$280	$646	$510
Interest income recorded on a cash basis on nonaccrual loans	$-	$31	$22	$192	$285
Nonperforming loans to total loans	1.29%	1.79%	1.64%	4.35%	5.73%
Nonperforming assets to total assets	1.46%	1.90%	2.33%	3.98%	5.60%

Nonperforming loans at June 30, 2015 were $5.1 million, a decrease of $1.5 million from the $6.6 million balance at December 31, 2014. Specific reserves on nonaccrual loans totaled $476 thousand at June 30, 2015 and $522 thousand at December 31, 2014. Performing loans past due thirty to eighty-nine days increased by $986 thousand from $1.6 million at December 31, 2014 to $2.6 million at June 30, 2015. The increase was related to one loan with a balance of $1.5 million which was 30 days past due at June 30, 2015. The regular payment was received on this loan on July 1, 2015.

A substandard loan is not adequately protected by the current sound worth and paying capacity of the borrower or the value of the collateral pledged, if any. Total substandard loans decreased by $1.2 million from $8.1 million at December 31, 2014 to $6.9 million at June 30, 2015. Loans classified as watch decreased by $1.4 million from $4.4 million at December 31, 2014 to $3.0 million at June 30, 2015. At June 30, 2015, $1.9 million of performing loans were classified as substandard. Further deterioration in the credit quality of individual performing substandard loans or other adverse circumstances could result in the need to place these loans on nonperforming status.

At June 30, 2015 and December 31, 2014, the Company's recorded investment in impaired loans totaled $7.0 million and $8.6 million, respectively. The specific allowance for loan losses related to impaired loans totaled $551 thousand and $564 thousand at June 30, 2015 and December 31, 2014, respectively. Additionally, $0.7 million has been charged off against the impaired loans at June 30, 2015 and December 31 2014.

It is the policy of management to make additions to the allowance for loan losses so that it remains appropriate to absorb the inherent risk of loss in the portfolio. Management believes that the allowance at June 30, 2015 is appropriate. However, the determination of the amount of the allowance is judgmental and subject to economic conditions which cannot be predicted with certainty. Accordingly, the Company cannot predict whether charge-offs of loans in excess of the allowance may occur in future periods.

OREO represents real property acquired by the Bank either through foreclosure or through a deed in lieu thereof from the borrower. Repossessed assets include vehicles and other commercial assets acquired under agreements with delinquent borrowers. OREO holdings represented fourteen properties totaling $3.0 million at June 30, 2015 and fifteen properties totaling $3.6 million at December 31, 2014. Nonperforming assets as a percentage of total assets were     1.46% at June 30, 2015 and 1.90% at December 31, 2014.

The following table provides a summary of the change in the number and balance of OREO properties for the six months ended June 30, 2015 and 2014, dollars in thousands:

	Six Months Ended June 30,
	#	2015	#	2014
Beginning Balance	15	$3,590	26	$6,399
Additions	3	246	6	364
Dispositions	(4)	(823)	(10)	(2,714)
Provision from change in OREO valuation		(43)		(135)
Ending Balance	14	$2,970	22	$3,914

Investment Portfolio and Federal Funds Sold. Total investment securities were $90.0 million at June 30, 2015 and $90.3 million as of December 31, 2014. During the six months ended June 30, 2015 we sold eight available-for-sale investment securities having a value of $6.7 million and recorded a net gain of $30 thousand. The investment portfolio at June 30, 2015 consisted of $74.1 million in securities of U.S. Government-sponsored agencies and 63 municipal securities totaling $15.9 million. Included in the $90.3 million at December 31, 2014 were $77.3 million in securities of U.S. Government-sponsored agencies and 52 municipal securities totaling $12.5 million and one corporate security totaling $0.5 million.

There were no Federal funds sold at June 30, 2015 and December 31, 2014; however, the Bank maintained interest earning balances at the Federal Reserve Bank (FRB) totaling $13.6 million at June 30, 2015 and $22.9 million at December 31, 2014. These balances currently earn 25 basis points.

The Company classifies its investment securities as available-for-sale or held-to-maturity. Currently all securities are classified as available-for-sale. Securities classified as available-for-sale may be sold to implement the Company's asset/liability management strategies and in response to changes in interest rates, prepayment rates and similar factors.

Deposits. Deposits totaled $493.4 million at June 30, 2015, an increase of $25.5 million from $467.9 million at December 31, 2014. Increases included $10.3 million in non-interest bearing demand deposits, $1.8 million in NOW accounts and $16.8 million in savings and money market accounts. Time deposits declined by $3.4 million, much of which we attribute to migration into other types of deposits given the low rates and lack of liquidity associated with time deposits.

The Company continues to manage the mix of its deposits consistent with its identity as a community bank serving the financial needs of its customers. The following table shows the distribution of deposits by type at June 30, 2015 and December 31, 2014.

(dollars in thousands)	Balance at End of Period	Percent of Deposits in Each Category	Balance at End of Period	Percent of Deposits in Each Category
	6/30/15	6/30/15	12/31/14	12/31/14
Non-interest bearing	$190,932	38.7%	$180,649	38.6%
NOW	83,974	17.0%	82,144	17.6%
Money Market	45,427	9.2%	42,499	9.1%
Savings	120,131	24.4%	106,257	22.7%
Time	52,904	10.7%	56,342	12.0%
Total Deposits	$493,368	100%	$467,891	100%

Deposits represent the Bank's primary source of funds. Deposits are primarily core deposits in that they are demand, savings and time deposits generated from local businesses and individuals. These sources are considered to be relatively stable, long-term relationships thereby enhancing steady growth of the deposit base without major fluctuations in overall deposit balances. The Company experiences, to a small degree, some seasonality with the slower growth period between November through April, and the higher growth period from May through October. In order to assist in meeting any funding demands, the Company maintains a secured borrowing arrangement with the FHLB. There were no brokered deposits at June 30, 2015 or December 31, 2014.

Short-term Borrowing Arrangements. The Company is a member of the FHLB and can borrow up to $152,000,000 from the FHLB secured by commercial and residential mortgage loans with carrying values totaling $226,000,000. The Company is required to hold FHLB stock as a condition of membership. At June 30, 2015 and December 31, 2014, the Company held $2,380,000 of FHLB stock which is recorded as a component of other assets. Based on this level of stock holdings at June 30, 2015, the Company can borrow up to $79,300,000. To borrow the $152,000,000 in available credit the Company would need to purchase $2.2 million in additional FHLB stock. In addition to its FHLB borrowing line, the Company has unsecured short-term borrowing agreements with three of its correspondent banks in the amounts of $20 million, $11 million and $10 million. There were no outstanding borrowings under the FHLB or the correspondent bank borrowing lines at June 30, 2015 or December 31, 2014.

Note Payable. The Bancorp has the ability to borrow up to $7.5 million on a promissory note (the “Note”) payable to an unrelated commercial bank. The Note bears interest at the U.S. "Prime Rate" plus three-quarters percent per annum, 4.00% at June 30, 2015 and December 31, 2014, matures on October 24, 2015 and is secured by 100 shares of Plumas Bank stock representing the Company's 100% ownership interest in Plumas Bank. The outstanding balance on this Note was $5,000,000 and $1,000,000 at June 30, 2015 and December 31, 2014. On April 16, 2015 we borrowed $4,000,000 on this Note which, along with a cash dividend from the Bank, was used to pay off our $7.5 million subordinated debenture. Interest expense related to the Note for the six months ended June 30, 2015 and 2014 was $55,000 and $63,000, respectively. Under the Note the Bank is subject to several negative and affirmative covenants including, but not limited to providing timely financial information, maintaining specified levels of capital, restrictions on additional borrowings, and meeting or exceeding certain capital and asset quality ratios. The Bank was in compliance with all such requirements at June 30, 2015 and December 31, 2014.

Repurchase Agreements. In 2011 Plumas Bank introduced a new product for their larger business customers which use repurchase agreements as an alternative to interest-bearing deposits. The balance in this product at June 30, 2015 was $3.9 million a decrease of $5.7 million from the December 31, 2014 balance of $9.6 million. Interest paid on this product is similar to that which is paid on the Bank’s premium money market account; however, these are not deposits and are not FDIC insured.

Subordinated Debenture. On April 15, 2013, to help fund the repurchase of preferred stock during 2013, the Company issued a $7.5 million subordinated debenture. The subordinated debt had an interest rate of 7.5% per annum and a term of 8 years with no prepayment allowed during the first two years and was made in conjunction with an eight-year warrant to purchase up to 300,000 shares of the Bancorp’s common stock, no par value at an exercise price, subject to anti-dilution adjustments, of $5.25 per share. The effective yield on the debenture for the six months ended June 30, 2015 was 10.2% which was in excess of the 7.5% rate due to amortization of a $75 thousand commitment fee and a discount recorded on issuance of $318 thousand. As previously discussed under the heading Note Payable on April 16, 2015 the Bancorp paid off the subordinated debt. Interest expense related to the subordinated debt for the six months ended June 30, 2015 and 2014 totaled $219,000 and $377,000, respectively.

Junior Subordinated Deferrable Interest Debentures. Plumas Statutory Trust I and II are business trusts formed by the Company with capital of $308,000 and $162,000, respectively, for the sole purpose of issuing trust preferred securities fully and unconditionally guaranteed by the Company.

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

Trust I’s Subordinated Debentures mature on September 26, 2032, bear a current interest rate of 3.68% (based on 3-month LIBOR plus 3.40%), with repricing and payments due quarterly. Trust II’s Subordinated Debentures mature on September 28, 2035, bear a current interest rate of 1.75% (based on 3-month LIBOR plus 1.48%), with repricing and payments due quarterly. Both Trusts I and II have the option to defer payment of the distributions for a period of up to five years, as long as the Company is not in default on the payment of interest on the Subordinated Debentures.

Interest expense recognized by the Company for the six months ended June 30, 2015 and 2014 related to the junior subordinated debentures was $150,000 and $149,000, respectively.

Capital Resources

Related to total comprehensive income of $2.4 million shareholders’ equity increased from $36.5 million at December 31, 2014 to $39.0 million at June 30, 2015.

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

On April 15, 2015, Plumas Bank paid a cash dividend to Plumas Bancorp of $4 million; $3.5 million of this dividend along with $4 million in borrowings on the Note were used to pay off the Subordinated Debenture.

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

The Board of Governors of the Federal Reserve System has adopted final amendments to the Small Bank Holding Company Policy Statement (Regulation Y, Appendix C) ( the “Policy Statement”) that, among other things, raised from $500 million to $1 billion the asset threshold to qualify for the Policy Statement. Plumas Bancorp qualifies for treatment under the Policy Statement and is no longer subject to consolidated capital rules at the bank holding company level.

The following table sets forth the Bank's actual capital amounts and ratios (dollar amounts in thousands):

			Amount of Capital Required
					To be Well-Capitalized
			For Capital		Under Prompt
	Actual		Adequacy Purposes		Corrective Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
June 30, 2015
Common Equity Tier 1 Ratio	$52,859	12.3%	$19,394	4.5%	$28,013	6.5%
Tier 1 Leverage Ratio	52,859	9.6%	21,990	4.0%	27,488	5.0%
Tier 1 Risk-Based Capital Ratio	52,859	12.3%	25,858	6.0%	34,478	8.0%
Total Risk-Based Capital Ratio	58,254	13.5%	34,478	8.0%	43,097	10.0%

December 31, 2014
Common Equity Tier 1 Ratio	N/A	N/A	N/A	N/A	N/A	N/A
Tier 1 Leverage Ratio	$53,925	9.8%	$22,144	4.0%	$27,643	5.0%
Tier 1 Risk-Based Capital Ratio	53,925	13.2%	16,344	4.0%	24,517	6.0%
Total Risk-Based Capital Ratio	59,039	14.4%	32,689	8.0%	40,860	10.0%

Management believes that Plumas Bank currently meets all its capital adequacy requirements.

The current and projected capital positions of the Company and the Bank and the impact of capital plans and long-term strategies are reviewed regularly by management. The Company policy is to maintain the Bank’s ratios above the prescribed well-capitalized ratios at all times.

Off-Balance Sheet Arrangements

Loan Commitments. In the normal course of business, there are various commitments outstanding to extend credits that are not reflected in the financial statements. Commitments to extend credit and letters of credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Annual review of commercial credit lines, letters of credit and ongoing monitoring of outstanding balances reduces the risk of loss associated with these commitments. As of June 30, 2015, the Company had $81.9 million in unfunded loan commitments and $210 thousand in letters of credit. This compares to $89.7 million in unfunded loan commitments and no letters of credit at December 31, 2014. Of the $81.9 million in unfunded loan commitments, $44.0 million and $37.9 million represented commitments to commercial and consumer customers, respectively. Of the total unfunded commitments at June 30, 2015, $44.3 million were secured by real estate, of which $16.7 million was secured by commercial real estate and $27.6 million was secured by residential real estate in the form of equity lines of credit. The commercial loan commitments not secured by real estate primarily represent business lines of credit, while the consumer loan commitments not secured by real estate primarily represent revolving credit card lines and overdraft protection lines. Since some of the commitments are expected to expire without being drawn upon the total commitment amounts do not necessarily represent future cash requirements.

Operating Leases. The Company leases one depository branch, three lending offices, one loan administration office and two non-branch automated teller machine locations. Total rental expenses under all operating leases totaled $109 thousand and $128 thousand during six months ended June 30, 2015 and 2014, respectively. The expiration dates of the leases vary, with the first such lease expiring during 2015 and the last such lease expiring during 2018.

Recent Developments. On February 26, 2015 Plumas Bank announced that it had filed an application with the FDIC to establish a full-service branch in Reno, Nevada. On April 16, 2015, Plumas Bank purchased a building for $1,050,000 to house this branch located at 5050 Meadowood Mall Circle, Reno, Nevada. In addition, the Company has budgeted approximately $1 million in costs for the remodeling of the branch including the cost of furniture, fixtures and equipment. The Company has received all required regulatory approvals to operate this new branch which is expected to open during the fourth quarter of 2015.

On April 21, 2015 Plumas Bank announced that it has signed a purchase and assumption agreement to acquire the Redding, California branch of Rabobank N.A. The Company has received all required regulatory approvals required to purchase this branch. The transaction, which closed on July 31, 2015, resulted in the acquisition of approximately $10 million in deposits. No loans were acquired as part of the transaction. Effective with the closing of the transaction, Plumas Bank consolidated and merged its existing branch in Redding into the newly acquired branch.

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

The Company is a member of the FHLB and can borrow up to $152,000,000 from the FHLB secured by commercial and residential mortgage loans with carrying values totaling $226,000,000. See “Short-term Borrowing Arrangements” for additional information on our FHLB borrowing capacity. In addition to its FHLB borrowing line, the Company has unsecured short-term borrowing agreements with three of its correspondent banks in the amounts of $20 million, $11 million and $10 million. There were no outstanding borrowings under the FHLB or the correspondent bank borrowing lines at June 30, 2015 or December 31, 2014.

Customer deposits are the Company’s primary source of funds. Deposits totaled $493.4 million at June 30, 2015, an increase of $25.5 million from $467.9 million at December 31, 2014. Deposits are held in various forms with varying maturities. The Company’s securities portfolio, Federal funds sold, FHLB advances, and cash and due from banks serve as the primary sources of liquidity, providing adequate funding for loans during periods of high loan demand. During periods of decreased lending, funds obtained from the maturing or sale of investments, loan payments, and new deposits are invested in short-term earning assets, such as cash held at the FRB, Federal funds sold and investment securities, to serve as a source of funding for future loan growth. Management believes that the Company’s available sources of funds, including borrowings, will provide adequate liquidity for its operations in the foreseeable future.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a smaller reporting company we are not required to provide the information required by this item.

ITEM 4. CONTROLS AND PROCEDURES

The Company's Chief Executive Officer and Chief Financial Officer, based on their evaluation of the Company's disclosure controls and procedures as of the end of the Company’s fiscal quarter ended June 30, 2015 (as defined in Exchange Act Rule 13a—15(e), have concluded that the Company's disclosure controls and procedures are adequate and effective for purposes of Rule 13a—15(e) in timely alerting them to material information relating to the Company required to be included in the Company's filings with the SEC under the Securities Exchange Act of 1934.

There were no changes in internal control over financial reporting during the fiscal quarter ended June 30, 2015 that have materially affected, or are reasonably likely to materially affect, the registrant's internal control over financial reporting.

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

11	Computation of per share earnings appears in the attached 10-Q under Plumas Bancorp and Subsidiary Notes to Condensed Consolidated Financial Statements as Footnote 6 – Earnings Per Share.

31.1*	Rule 13a-14(a) [Section 302] Certification of Principal Financial Officer dated August 5, 2015.

31.2*	Rule 13a-14(a) [Section 302] Certification of Principal Executive Officer dated August 5, 2015.

32.1*	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 dated August 5, 2015.

32.2*	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 dated August 5, 2015.

101.INS*	XBRL Instance Document.

101.SCH*	XBRL Taxonomy Schema.

101.CAL*	XBRL Taxonomy Calculation Linkbase.

101.DEF*	XBRL Taxonomy Definition Linkbase.

101.LAB*	XBRL Taxonomy Label Linkbase.

101.PRE*	XBRL Taxonomy Presentation Linkbase.

*	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PLUMAS BANCORP (Registrant)
Date: August 5, 2015
/s/ Richard L. Belstock
Richard L. Belstock Chief Financial Officer

/s/ Andrew J. Ryback
Andrew J. Ryback President and Chief Executive Officer