Form 10-Q
period 2015-09-30
PLUMAS BANCORP
filed 2015-11-04
CIK 1168455

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2015

☐	TRANSITION REPORT UNDER SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM __________ TO ___________

COMMISSION FILE NUMBER: 000-49883

PLUMAS BANCORP

(Exact Name of Registrant as Specified in Its Charter)

California	75-2987096
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

35 S. Lindan Avenue, Quincy, California	95971
(Address of Principal Executive Offices)	(Zip Code)

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of November 2, 2015. 4,827,832 shares

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

PLUMAS BANCORP

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands, except share data)

	September 30, 2015	December 31, 2014

Assets
Cash and cash equivalents	$93,964	$45,574
Investment securities available for sale	89,391	90,320
Loans, less allowance for loan losses of $5,917 at September 30, 2015 and $5,451 at December 31, 2014	386,838	366,787
Premises and equipment, net	12,442	11,642
Bank owned life insurance	12,102	11,845
Real estate acquired through foreclosure	2,265	3,590
Accrued interest receivable and other assets	9,854	9,104
Total assets	$606,856	$538,862

Liabilities and Shareholders’ Equity

Deposits:
Non-interest bearing	$213,406	$180,649
Interest bearing	325,348	287,242
Total deposits	538,754	467,891
Repurchase agreements	5,355	9,626
Note payable	5,000	1,000
Subordinated debenture	-	7,454
Accrued interest payable and other liabilities	6,229	6,084
Junior subordinated deferrable interest debentures	10,310	10,310
Total liabilities	565,648	502,365

Commitments and contingencies (Note 5)

Shareholders’ equity:
Common stock, no par value; 22,500,000 shares authorized; issued and outstanding – 4,827,832 shares at September 30, 2015 and 4,799,139 at December 31, 2014	6,422	6,312
Retained earnings	34,415	30,245
Accumulated other comprehensive income (loss), net	371	(60)
Total shareholders’ equity	41,208	36,497
Total liabilities and shareholders’ equity	$606,856	$538,862

See notes to unaudited condensed consolidated financial statements.

 PLUMAS BANCORP

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(In thousands, except per share data)

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2015	2014	2015	2014
Interest Income:
Interest and fees on loans	$5,325	$4,898	$15,415	$14,265
Interest on investment securities	418	368	1,235	1,122
Other	50	36	114	92
Total interest income	5,793	5,302	16,764	15,479
Interest Expense:
Interest on deposits	134	126	383	390
Interest on note payable	51	34	106	98
Interest on subordinated debenture	-	191	219	568
Interest on junior subordinated deferrable interest debentures	77	79	227	228
Other	1	2	4	4
Total interest expense	263	432	939	1,288
Net interest income before provision for loan losses	5,530	4,870	15,825	14,191
Provision for Loan Losses	300	300	900	750
Net interest income after provision for loan losses	5,230	4,570	14,925	13,441
Non-Interest Income:
Service charges	1,013	1,064	2,958	3,122
Gain on sale of loans	617	304	1,591	1,081
(Loss) gain on sale of investments	(9)	128	21	128
Other	425	399	1,343	1,145
Total non-interest income	2,046	1,895	5,913	5,476
Non-Interest Expenses:
Salaries and employee benefits	2,584	2,287	7,728	7,049
Occupancy and equipment	702	699	2,082	2,235
Other	1,372	1,302	4,184	4,029
Total non-interest expenses	4,658	4,288	13,994	13,313
Income before provision for income taxes	2,618	2,177	6,844	5,604
Provision for Income Taxes	1,018	850	2,674	2,210
Net income	$1,600	$1,327	$4,170	$3,394

Basic earnings per share	$0.33	$0.28	$0.87	$0.71
Diluted earnings per share	$0.32	$0.27	$0.82	$0.68

See notes to unaudited condensed consolidated financial statements.

PLUMAS BANCORP

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

(In thousands)

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2015	2014	2015	2014

Net income	$1,600	$1,327	$4,170	$3,394
Other comprehensive income (loss):
Change in net unrealized gain (loss)	934	(334)	755	1,188
Reclassification adjustments for net losses (gains) included net income	9	(128)	(21)	(128)
Net unrealized holding gains (losses)	943	(462)	734	1,060
Related tax effect:
Change in net unrealized (gain) loss	(386)	138	(312)	(491)
Reclassification of net gains (losses) included in net income	(3)	53	9	53
Income tax effect	(389)	191	(303)	(438)
Other comprehensive income (loss)	554	(271)	431	622
Total comprehensive income	$2,154	$1,056	$4,601	$4,016

See notes to unaudited condensed consolidated financial statements.

PLUMAS BANCORP

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	For the Nine Months
	Ended September 30,
	2015	2014
Cash Flows from Operating Activities:
Net income	$4,170	$3,394
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	900	750
Change in deferred loan origination costs/fees, net	(317)	(545)
Depreciation and amortization	895	977
Stock-based compensation expense	56	57
Gain on sale of investments	(21)	(128)
Amortization of investment security premiums	373	369
Gain on sale of other vehicles	(68)	(34)
Gain on sale of OREO	(73)	(100)
Gain on sale of loans held for sale	(1,591)	(1,081)
Loans originated for sale	(20,816)	(15,371)
Proceeds from loan sales	23,735	16,574
Provision from change in OREO valuation	79	226
Earnings on bank-owned life insurance	(256)	(258)
(Increase) decrease in accrued interest receivable and other assets	(675)	62
Increase in accrued interest payable and other liabilities	145	26
Net cash provided by operating activities	6,536	4,918

Cash Flows from Investing Activities:
Proceeds from matured and called available-for-sale investment securities	2,500	16,044
Proceeds from principal repayments from available-for-sale government-sponsored mortgage-backed securities	8,996	7,163
Purchases of available-for-sale securities	(22,441)	(32,667)
Proceeds from sale of available-for-sale securities	12,260	16,325
Net increase in loans	(22,951)	(25,717)
Proceeds from sale of other vehicles	303	202
Proceeds from sale of OREO	1,648	2,981
Purchase of premises and equipment	(1,611)	(101)
Net cash used in investing activities	(21,296)	(15,770)

Continued on next page.

PLUMAS BANCORP

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

(Continued)

	For the Nine Months
	Ended September 30,
	2015	2014
Cash Flows from Financing Activities:
Net increase in demand, interest bearing and savings deposits	$72,058	$28,319
Net decrease in time deposits	(1,195)	(5,544)
Net (decrease) increase in securities sold under agreements to repurchase	(4,271)	2,357
Borrowing (repayment) - note payable	4,000	(2,000)
Redemption of subordinated debenture	(7,500)	-
Net proceeds from exercise of stock options	58	22
Net cash provided by financing activities	63,150	23,154
Increase in cash and cash equivalents	48,390	12,302
Cash and Cash Equivalents at Beginning of Year	45,574	49,917
Cash and Cash Equivalents at End of Period	$93,964	$62,219

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:
Interest expense	$871	$1,189
Income taxes	$3,295	$1,326

Non-Cash Investing Activities:
Real estate and vehicles acquired through foreclosure	$604	$351

Non-Cash Financing Activities:
Common stock retired in connection with the exercise of stock options	$32	$-

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

2.   CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The condensed consolidated financial statements include the accounts of the Company and the accounts of its wholly-owned subsidiary, Plumas Bank. Plumas Statutory Trust I and Plumas Statutory Trust II are not consolidated into the Company’s consolidated financial statements and, accordingly, are accounted for under the equity method. In the opinion of management, the unaudited condensed consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the Company’s financial position at September 30, 2015 and the results of its operations and its cash flows for the three-month and nine-month periods ended September 30, 2015 and 2014. Our condensed consolidated balance sheet at December 31, 2014 is derived from audited financial statements. Certain reclassifications have been made to prior period’s balances to conform to classifications used in 2015.

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

These interim financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's 2014 Annual Report to Shareholders on Form 10-K. The results of operations for the three-month and nine-month periods ended September 30, 2015 may not necessarily be indicative of future operating results. In preparing such financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the balance sheet and revenues and expenses for the periods reported. Actual results could differ significantly from those estimates.

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

3.   INVESTMENT SECURITIES AVAILABLE FOR SALE

The amortized cost and estimated fair value of investment securities at September 30, 2015 and December 31, 2014 consisted of the following, in thousands:

Available-for-Sale	September 30, 2015
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Debt securities:
U.S. Government-sponsored agencies	$998	$2	$-	$1,000
U.S. Government-sponsored agencies collateralized by mortgage obligations- residential	71,034	469	(207)	71,296
Obligations of states and political subdivisions	16,726	374	(5)	17,095
	$88,758	$845	$(212)	$89,391

Net unrealized gain on available-for-sale investment securities totaling $633,000 were recorded, net of $262,000 in tax expense, as accumulated other comprehensive income within shareholders' equity at September 30, 2015. During the nine months ended September 30, 2015 the Company sold fifteen available-for-sale investment securities for total proceeds of $12,260,000 recording a $21,000 net gain on sale. The Company realized a gain on sale from eight of these securities totaling $62,000 and a loss on sale on seven securities of $41,000. During the three months ended September 30, 2015 the Company sold seven available-for-sale investment securities for total proceeds of $5,592,000 recording a $9,000 net loss on sale. The Company realized a gain on sale from three of these securities totaling $25,000 and a loss on sale on four securities of $34,000.

Available-for-Sale	December 31, 2014
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Debt securities:
U.S. Government-sponsored agencies	$7,003	$19	$(20)	$7,002
U.S. Government-sponsored agencies collateralized by mortgage obligations- residential	70,610	192	(522)	70,280
Obligations of states and political subdivisions	12,307	234	(9)	12,532
Corporate debt	502	4	-	506
	$90,422	$449	$(551)	$90,320

Net unrealized loss on available-for-sale investment securities totaling $102,000 were recorded, net of $42,000 in tax benefits, as accumulated other comprehensive income within shareholders' equity at December 31, 2014. During the nine and three months ended September 30, 2014 the Company sold fourteen available-for-sale securities for $16,325,000. The Company realized a gain on sale from thirteen of these securities totaling $134,000 and a loss on sale on one security of $6,000.

There were no transfers of available-for-sale investment securities during the nine months ended September 30, 2015 and twelve months ended December 31, 2014. There were no securities classified as held-to-maturity at September 30, 2015 or December 31, 2014.

Investment securities with unrealized losses at September 30, 2015 and December 31, 2014 are summarized and classified according to the duration of the loss period as follows, in thousands:

September 30, 2015
	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
Debt securities:
U.S. Government agencies collateralized by mortgage obligations-residential	$11,649	$26	$12,507	$181	$24,156	$207
Obligations of states and political subdivisions	1,495	4	160	1	1,655	5
	$13,144	$30	$12,667	$182	$25,811	$212

December 31, 2014
	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
Debt securities:
U.S. Government- sponsored agencies	$994	$6	$2,985	$14	$3,979	$20
U.S. Government agencies collateralized by mortgage obligations-residential	4,504	17	28,643	505	33,147	522
Obligations of states and political subdivisions	2,014	9	-	-	2,014	9
	$7,512	$32	$31,628	$519	$39,140	$551

At September 30, 2015, the Company held 129 securities of which 27 were in a loss position. Of the securities in a loss position, 13 were in a loss position for less than twelve months. Of the 27 securities 22 are U.S. Government-sponsored agencies collateralized by residential mortgage obligations and five were obligations of states and political subdivisions. The unrealized losses relate principally to market rate conditions. All of the securities continue to pay as scheduled. When analyzing an issuer’s financial condition, management considers the length of time and extent to which the market value has been less than cost; the historical and implied volatility of the security; the financial condition of the issuer of the security; and the Company’s intent and ability to hold the security to recovery. As of September 30, 2015, management does not have the intent to sell these securities nor does it believe it is more likely than not that it will be required to sell these securities before the recovery of its amortized cost basis. Based on the Company’s evaluation of the above and other relevant factors, the Company does not believe the securities that are in an unrealized loss position as of September 30, 2015 are other than temporarily impaired.

The amortized cost and estimated fair value of investment securities at September 30, 2015 by contractual maturity are shown below, in thousands.

	Amortized Cost	Estimated Fair Value
After one year through five years	$998	$1,000
After five years through ten years	13,108	13,396
After ten years	3,618	3,699
Investment securities not due at a single maturity date:
Government-sponsored mortgage-backed securities	71,034	71,296
	$88,758	$89,391

Expected maturities will differ from contractual maturities because the issuers of the securities may have the right to call or prepay obligations with or without call or prepayment penalties. Investment securities with amortized costs totaling $55,457,000 and $57,793,000 and estimated fair values totaling $55,724,000 and $57,636,000 at September 30, 2015 and December 31, 2014, respectively, were pledged to secure deposits and repurchase agreements.

4.    LOANS AND THE ALLOWANCE FOR LOAN LOSSES

Outstanding loans are summarized below, in thousands:

	September 30,	December 31,
	2015	2014

Commercial	$32,898	$31,465
Agricultural	39,819	35,355
Real estate - residential	26,201	29,284
Real estate – commercial	182,728	163,306
Real estate – construction and land development	20,479	24,572
Equity lines of credit	37,872	38,972
Auto	48,012	44,618
Other	2,777	2,818
	390,786	370,390
Deferred loan costs, net	1,969	1,848
Allowance for loan losses	(5,917)	(5,451)
	$386,838	$366,787

Changes in the allowance for loan losses, in thousands, were as follows:

	September 30,	December 31,
	2015	2014

Balance, beginning of year	$5,451	$5,517
Provision charged to operations	900	1,100
Losses charged to allowance	(672)	(1,913)
Recoveries	238	747
Balance, end of year	$5,917	$5,451

The recorded investment in impaired loans totaled $6,950,000 and $8,582,000 at September 30, 2015 and December 31, 2014, respectively. The Company had specific allowances for loan losses of $705,000 on impaired loans of $2,375,000 at September 30, 2015 as compared to specific allowances for loan losses of $564,000 on impaired loans of $2,401,000 at December 31, 2014. The balance of impaired loans in which no specific reserves were required totaled $4,575,000 and $6,181,000 at September 30, 2015 and December 31, 2014, respectively. The average recorded investment in impaired loans for the nine months ended September 30, 2015 and September 30, 2014 was $6,892,000 and $7,949,000, respectively. The Company recognized $89,000 and $94,000 in interest income on impaired loans during the nine months ended September 30, 2015 and 2014, respectively. No interest was recognized on impaired loans accounted for on a cash basis during the nine months ended September 30, 2015 and 2014, respectively.

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

The carrying value of troubled debt restructurings at September 30, 2015 and December 31, 2014 was $4,720,000 and $5,738,000, respectively. The Company has allocated $288,000 and $319,000 of specific reserves on loans to customers whose loan terms have been modified in troubled debt restructurings as of September 30, 2015 and December 31, 2014, respectively. The Company has not committed to lend additional amounts on loans classified as troubled debt restructurings at September 30, 2015 and December 31, 2014.

There were no troubled debt restructurings that occurred during the nine months ended September 30, 2015.

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

There were no troubled debt restructurings for which there was a payment default within twelve months following the modification during the nine months ended September 30, 2015 and 2014, respectively.

At September 30, 2015 and December 31, 2014, nonaccrual loans totaled $5,024,000 and $6,625,000, respectively. Interest foregone on nonaccrual loans totaled $270,000 and $286,000 for the nine months ended September 30, 2015 and 2014, respectively. Interest foregone on nonaccrual loans totaled $66,000 and $82,000 for the three months ended September 30, 2015 and 2014, respectively. No loans were past due 90 days or more and on accrual status at September 30, 2015 and December 31, 2014.

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

Other real estate owned totaled $2,265,000 and $3,590,000 at September 30, 2015 and December 31, 2014, respectively. Of these amount $117,000 at September 30, 2015 and $146,000 at December 31, 2014 represent foreclosed residential real estate property. There were no consumer mortgage loans secured by residential real estate properties for which formal foreclosure proceedings are in process at September 30, 2015 or December 31, 2014.

The following table shows the loan portfolio allocated by management's internal risk ratings at the dates indicated, in thousands:

September 30, 2015	Commercial Credit Exposure
	Credit Risk Profile by Internally Assigned Grade
	Commercial	Agricultural	Real Estate- Residential	Real Estate- Commercial	Real Estate- Construction	Equity LOC	Total
Grade:
Pass	$31,618	$39,070	$26,041	$176,528	$19,567	$37,359	$330,183
Watch	695	373	82	2,215	-	146	3,511
Substandard	585	376	78	3,985	912	367	6,303
Doubtful	-	-	-	-	-	-	-
Total	$32,898	$39,819	$26,201	$182,728	$20,479	$37,872	$339,997

December 31, 2014	Commercial Credit Exposure
	Credit Risk Profile by Internally Assigned Grade
	Commercial	Agricultural	Real Estate- Residential	Real Estate- Commercial	Real Estate- Construction	Equity LOC	Total
Grade:
Pass	$30,176	$34,609	$28,048	$156,329	$22,924	$38,373	$310,459
Watch	789	355	233	2,297	537	146	4,357
Substandard	500	391	1,003	4,680	1,111	453	8,138
Doubtful	-	-	-	-	-	-	-
Total	$31,465	$35,355	$29,284	$163,306	$24,572	$38,972	$322,954

	Consumer Credit Exposure			Consumer Credit Exposure
	Credit Risk Profile Based on Payment Activity			Credit Risk Profile Based on Payment Activity
	September 30, 2015			December 31, 2014
	Auto	Other	Total	Auto	Other	Total
Grade:
Performing	$47,924	$2,774	$50,698	$44,523	$2,805	$47,328
Non-performing	88	3	91	95	13	108
Total	$48,012	$2,777	$50,789	$44,618	$2,818	$47,436

The following tables show the allocation of the allowance for loan losses at the dates indicated, in thousands:

Nine months ended September 30, 2015:	Commercial	Agricultural	Real Estate- Residential	Real Estate- Commercial	Real Estate- Construction	Equity LOC	Auto	Other	Total
Allowance for Loan Losses
Beginning balance	$574	$225	$379	$1,701	$1,227	$691	$581	$73	$5,451
Charge-offs	(88)	(3)	(132)	-	(54)	(59)	(309)	(27)	(672)
Recoveries	102	6	6	-	-	4	84	36	238
Provision	(30)	33	80	758	(231)	(97)	397	(10)	900
Ending balance	$558	$261	$333	$2,459	$942	$539	$753	$72	$5,917
Three months ended September 30, 2015:
Allowance for Loan Losses
Beginning balance	$628	$242	$399	$2,140	$1,031	$534	$717	$89	$5,780
Charge-offs	(34)	-	(79)	-	1	-	(105)	(5)	(222)
Recoveries	12	6	2	-	-	1	29	9	59
Provision	(48)	13	11	319	(90)	4	112	(21)	300
Ending balance	$558	$261	$333	$2,459	$942	$539	$753	$72	$5,917
Nine months ended September 30, 2014:
Allowance for Loan Losses
Beginning balance	$785	$164	$638	$1,774	$944	$613	$449	$150	$5,517
Charge-offs	(191)	-	(145)	(887)	-	(142)	(253)	(84)	(1,702)
Recoveries	50	-	29	5	491	15	33	63	686
Provision	(33)	54	(114)	636	(238)	137	311	(3)	750
Ending balance	$611	$218	$408	$1,528	$1,197	$623	$540	$126	$5,251
Three months ended September 30, 2014:
Allowance for Loan Losses
Beginning balance	$703	$211	$423	$1,686	$1,140	$603	$466	$126	$5,358
Charge-offs	(98)	-	-	(208)	-	-	(148)	(27)	(481)
Recoveries	23	-	2	4	-	2	12	31	74
Provision	(17)	7	(17)	46	57	18	210	(4)	300
Ending balance	$611	$218	$408	$1,528	$1,197	$623	$540	$126	$5,251
September 30, 2015:
Allowance for Loan Losses
Ending balance: individually evaluated for impairment	$13	$-	$56	$372	$232	$32	$-	$-	$705
Ending balance: collectively evaluated for impairment	$545	$261	$277	$2,087	$710	$507	$753	$72	$5,212
Loans
Ending balance	$32,898	$39,819	$26,201	$182,728	$20,479	$37,872	$48,012	$2,777	$390,786
Ending balance: individually evaluated for impairment	$100	$586	$1,601	$3,190	$1,049	$334	$87	$3	$6,950
Ending balance: collectively evaluated for impairment	$32,798	$39,233	$24,600	$179,538	$19,430	$37,538	$47,925	$2,774	$383,836

December 31, 2014	Commercial	Agricultural	Real Estate- Residential	Real Estate- Commercial	Real Estate- Construction	Equity LOC	Auto	Other	Total
Allowance for Loan Losses
Ending balance: individually evaluated for impairment	$-	$-	$51	$65	$274	$174	$-	$-	$564
Ending balance: collectively evaluated for impairment	$574	$225	$328	$1,636	$953	$517	$581	$73	$4,887
Loans
Ending balance	$31,465	$35,355	$29,284	$163,306	$24,572	$38,972	$44,618	$2,818	$370,390
Ending balance: individually evaluated for impairment	$55	$605	$2,518	$3,643	$1,252	$415	$93	$1	$8,582
Ending balance: collectively evaluated for impairment	$31,410	$34,750	$26,766	$159,663	$23,320	$38,557	$44,525	$2,817	$361,808

The following table shows an aging analysis of the loan portfolio by the time past due, in thousands:

September 30, 2015	30-89 Days	90 Days and		Total
	Past Due	Still Accruing	Nonaccrual	Past Due	Current	Total

Commercial	$46	$-	$82	$128	$32,770	$32,898
Agricultural	4	-	324	328	39,491	39,819
Real estate – residential	19	-	92	111	26,090	26,201
Real estate – commercial	177	-	3,189	3,366	179,362	182,728
Real estate– construction and land	-	-	912	912	19,567	20,479
Equity lines of credit	242	-	334	576	37,296	37,872
Auto	525	-	88	613	47,399	48,012
Other	17	-	3	20	2,757	2,777
Total	$1,030	$-	$5,024	$6,054	$384,732	$390,786

December 31, 2014	30-89 Days	90 Days and		Total
	Past Due	Still Accruing	Nonaccrual	Past Due	Current	Total

Commercial	$131	$-	$38	$169	$31,296	$31,465
Agricultural	-	-	339	339	35,016	35,355
Real estate – residential	292	-	985	1,277	28,007	29,284
Real estate – commercial	-	-	3,643	3,643	159,663	163,306
Real estate – construction and land	345	-	1,111	1,456	23,116	24,572
Equity Lines of credit	194	-	415	609	38,363	38,972
Auto	601	-	93	694	43,924	44,618
Other	43	-	1	44	2,774	2,818
Total	$1,606	$-	$6,625	$8,231	$362,159	$370,390

The following tables show information related to impaired loans at the dates indicated, in thousands:

		Unpaid		Average	Interest
	Recorded	Principal	Related	Recorded	Income
As of September 30, 2015:	Investment	Balance	Allowance	Investment	Recognized
With no related allowance recorded:
Commercial	$67	$67		$45	$-
Agricultural	586	586		595	15
Real estate – residential	1,355	1,366		1,340	59
Real estate – commercial	2,009	2,655		2,073	-
Real estate – construction and land	249	249		244	-
Equity lines of credit	219	270		177	-
Auto	87	87		29	-
Other	3	3		-	-
With an allowance recorded:
Commercial	$33	$33	$13	$21	$1
Agricultural	-	-	-	-	-
Real estate – residential	246	246	56	217	8
Real estate – commercial	1,181	1,181	372	1,217	-
Real estate – construction and land	800	800	232	819	6
Equity lines of credit	115	115	32	115	-
Auto	-	-	-	-	-
Other	-	-	-	-	-
Total:
Commercial	$100	$100	$13	$66	$1
Agricultural	586	586	-	595	15
Real estate – residential	1,601	1,612	56	1,557	67
Real estate – commercial	3,190	3,836	372	3,290	-
Real estate – construction and land	1,049	1,049	232	1,063	6
Equity lines of credit	334	385	32	292	-
Auto	87	87	-	29	-
Other	3	3	-	-	-
Total	$6,950	$7,658	$705	$6,892	$89

		Unpaid		Average	Interest
	Recorded	Principal	Related	Recorded	Income
As of December 31, 2014:	Investment	Balance	Allowance	Investment	Recognized
With no related allowance recorded:
Commercial	$55	$55		$61	$1
Agricultural	605	605		605	51
Real estate – residential	1,422	1,433		1,443	80
Real estate – commercial	3,389	4,036		2,460	-
Real estate – construction and land	495	495		512	9
Equity lines of credit	121	121		130	-
Auto	93	93		81	-
Other	1	1		-	-
With an allowance recorded:
Commercial	$-	$-	$-	$-	$-
Agricultural	-	-	-	-
Real estate – residential	1,096	1,102	51	1,112	11
Real estate – commercial	254	254	65	589	-
Real estate – construction and land	757	757	274	778	-
Equity lines of credit	294	294	174	299	-
Auto	-	-	-	-	-
Other	-	-	-	-	-
Total:
Commercial	$55	$55	$-	$61	$1
Agricultural	605	605	-	605	51
Real estate – residential	2,518	2,535	51	2,555	91
Real estate – commercial	3,643	4,290	65	3,049	-
Real estate – construction and land	1,252	1,252	274	1,290	9
Equity lines of credit	415	415	174	429	-
Auto	93	93	-	81	-
Other	1	1	-	-	-
Total	$8,582	$9,246	$564	$8,070	$152

5.   COMMITMENTS AND CONTINGENCIES

The Company is party to claims and legal proceedings arising in the ordinary course of business. In the opinion of the Company’s management, the amount of ultimate liability with respect to such proceedings will not have a material adverse effect on the financial condition or result of operations of the Company taken as a whole.

In the normal course of business, there are various outstanding commitments to extend credit, which are not reflected in the financial statements, including loan commitments of $81,733,000 and $89,735,000 and stand-by letters of credit of $15,000 and $0 at September 30, 2015 and December 31, 2014, respectively.

Of the loan commitments outstanding at September 30, 2015, $7,082,000 are real estate construction loan commitments that are expected to fund within the next twelve months. The remaining commitments primarily relate to revolving lines of credit or other commercial loans, and many of these are expected to expire without being drawn upon. Therefore, the total commitments do not necessarily represent future cash requirements. Each loan commitment and the amount and type of collateral obtained, if any, are evaluated on an individual basis. Collateral held varies, but may include real property, bank deposits, debt or equity securities or business assets.

Stand-by letters of credit are conditional commitments written to guarantee the performance of a customer to a third party. These guarantees are primarily related to the purchases of inventory by commercial customers and are typically short-term in nature. Credit risk is similar to that involved in extending loan commitments to customers and accordingly, evaluation and collateral requirements similar to those for loan commitments are used. The deferred liability related to the Company’s stand-by letters of credit was not significant at September 30, 2015 or December 31, 2014.

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

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
(In thousands, except per share data)	2015	2014	2015	2014
Net Income:
Net income	$1,600	$1,327	$4,170	$3,394
Earnings Per Share:
Basic earnings per share	$0.33	$0.28	$0.87	$0.71
Diluted earnings per share	$0.32	$0.27	$0.82	$0.68
Weighted Average Number of Shares Outstanding:
Basic shares	4,824	4,795	4,812	4,792
Diluted shares	5,067	4,995	5,061	4,970

Shares of common stock issuable under stock options and warrants for which the exercise prices were greater than the average market prices were not included in the computation of diluted earnings per share due to their antidilutive effect.  Stock options and warrants not included in the computation of diluted earnings per share, due to shares not being in-the-money and having an antidilutive effect, were approximately 53,000 and 238,000 for the three month periods ended September 30, 2015 and 2014, respectively. Stock options and warrants not included in the computation of diluted earnings per share, due to shares not being in-the-money and having an antidilutive effect, were approximately 53,000 and 267,000 for the nine month periods ended September 30, 2015 and 2014, respectively.

7. STOCK-BASED COMPENSATION

Stock Options

In 2001, the Company established a Stock Option Plan for which 199,693 shares of common stock remain reserved for issuance to employees and directors and no shares are available for future grants as of September 30, 2015.

As of September 30, 2015, all remaining shares in this plan have vested and no compensation cost remains unrecognized.

The total fair value of options vested was $49,000 for the nine months ended September 30, 2015 and 2014. The total intrinsic value of options at time of exercise was $202,000 and $30,000 for the nine months ended September 30, 2015 and 2014, respectively.

Cash received from option exercises for the nine months ended September 30, 2015 and 2014 was $63,000 and $22,000, respectively. The tax benefit realized for the tax deductions from option exercise totaled $0 and $8,000, respectively, for the nine months ended September 30, 2015 and 2014.

A summary of the activity within the 2001 Stock Option Plan follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Intrinsic Value

Options outstanding at January 1, 2015	306,393	$7.95
Options cancelled	(74,600)	16.26
Options exercised	(32,100)	2.95
Options outstanding at September 30, 2015	199,693	$5.65	2.7	$871,000
Options exercisable at September 30, 2015	199,693	$5.65	2.7	$871,000

In May 2013, the Company established the 2013 Stock Option Plan for which 500,000 shares of common stock are reserved and 389,600 shares are available for future grants as of September 30, 2015. The Plan requires that the option price may not be less than the fair market value of the stock at the date the option is granted, and that the stock must be paid in full at the time the option is exercised. Payment in full for the option price must be made in cash, with Company common stock previously acquired by the optionee and held by the optionee for a period of at least six months, in options of the Optionee that are fully vested and exercisable or in any combination of the foregoing. The options expire on dates determined by the Board of Directors, but not later than ten years from the date of grant.

There were no options granted during the nine months ended September 30, 2015.

During the nine months ended September 30, 2014, a total of 110,400 options were granted with a weighted average exercise price of $6.32. The fair value of each option was estimated on the date of grant using the following assumptions.

Nine Months Ended September 30, 2014
Expected life of stock options (in years)	5.2
Interest rate—stock options	1.64%
Volatility—stock options	63.8%
Dividend yields	2.0%
Weighted-average fair value of options granted during the period	$3.02

As of September 30, 2015, there was $150,000 of total unrecognized compensation cost related to non-vested, share-based compensation arrangements granted under the 2013 Plan. That cost is expected to be recognized over a weighted average period of 2.6 years.

A summary of the activity within the 2013 Plan follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term in Years	Intrinsic Value
Options outstanding at January 1, 2015	110,400	$6.32
Options outstanding at September 30, 2015	110,400	$6.32	6.6	$284,000
Options exercisable at September 30, 2015	27,600	$6.32	6.6	$71,000
Expected to vest after September 30, 2015	71,746	$6.32	6.6	$184,000

Compensation cost related to stock options recognized in operating results under the two stock option plans was $56,000 and $57,000 for the nine months ended September 30, 2015 and 2014, respectively. The associated income tax benefit recognized was $5,000 for the nine months ended September 30, 2015 and $3,000 for the nine months ended September 30, 2014. Compensation cost related to stock options recognized in operating results under the two stock option plans was $15,000 and $24,000 for the three months ended September 30, 2015 and 2014, respectively. The associated income tax benefit recognized was $1,000 for the three months ended September 30, 2015 and 2014.

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

Interest expense and penalties associated with unrecognized tax benefits, if any, are classified as income tax expense in the consolidated income statement. There have been no significant changes to unrecognized tax benefits or accrued interest and penalties for the nine months ended September 30, 2015.

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

Fair Value of Financial Instruments

The carrying amounts and estimated fair values of financial instruments, at September 30, 2015 and December 31, 2014 are as follows, in thousands:

		Fair Value Measurements at September 30, 2015 Using:
Financial assets:	Carrying Value	Level 1	Level 2	Level 3	Total Fair Value
Cash and cash equivalents	$93,964	$93,964			$93,964
Investment securities	89,391		$89,391		89,391
Loans, net	386,838			$386,046	386,046
FHLB stock	2,380				N/A
Accrued interest receivable	1,770	21	233	1,516	1,770
Financial liabilities:
Deposits	538,754	483,607	55,172		538,779
Repurchase agreements	5,355		5,355		5,355
Note payable	5,000			5,000	5,000
Junior subordinated deferrable interest debentures	10,310			6,218	6,218
Accrued interest payable	94	7	39	48	94

		Fair Value Measurements at December 31, 2014 Using:
Financial assets:	Carrying Value	Level 1	Level 2	Level 3	Total Fair Value
Cash and cash equivalents	$45,574	$45,574			$45,574
Investment securities	90,320		$90,320		90,320
Loans, net	366,787			$368,442	368,442
FHLB stock	2,380				N/A
Accrued interest receivable	1,727		281	1,446	1,727
Financial liabilities:
Deposits	467,891	411,549	56,364		467,913
Repurchase agreements	9,626		9,626		9,626
Note payable	1,000			1,000	1,000
Subordinated debenture	7,454			7,313	7,313
Junior subordinated deferrable interest debentures	10,310			6,636	6,636
Accrued interest payable	72	7	47	18	72

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

The following tables present information about the Company’s assets and liabilities measured at fair value on a recurring and non-recurring basis as of September 30, 2015 and December 31, 2014, and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value:

Assets and liabilities measured at fair value on a recurring basis at September 30, 2015 are summarized below, in thousands:

		Fair Value Measurements at September 30, 2015 Using
	Total Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
U.S. Government-sponsored agencies	$1,000	$-	$1,000	$-
U.S. Government-sponsored agencies collateralized by mortgage obligations- residential	71,296		71,296
Obligations of states and political subdivisions	17,095		17,095
	$89,391	$-	$89,391	$-

Assets and liabilities measured at fair value on a recurring basis at December 31, 2014 are summarized below, in thousands:

		Fair Value Measurements at December 31, 2014 Using
	Total Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
U.S. Government-sponsored agencies	$7,002	$-	$7,002	$-
U.S. Government-sponsored agencies collateralized by mortgage obligations- residential	70,280		70,280
Obligations of states and political subdivisions	12,532		12,532
Corporate debt	506		506
	$90,320	$-	$90,320	$-

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

Assets and liabilities measured at fair value on a non-recurring basis at September 30, 2015 are summarized below, in thousands:

		Fair Value Measurements at September 30, 2015 Using
	Total Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Nine Months Ended September 30, 2015 Total Gains (Losses)
Assets:
Impaired loans:
Commercial	$4	$-	$-	$4	$(13)
Agricultural	-			-	-
Real estate –residential	-			-	-
Real estate – commercial	1,225			1,225	-
Real estate – construction and land development	47			47	(16)
Equity lines of credit	83			83	4
Auto	-			-	-
Other	-			-	-
Total impaired loans	1,359	-	-	1,359	(25)
Other real estate:
Commercial	-	-	-	-	(39)
Real estate – residential	117			117	-
Real estate – commercial	237			237	(127)
Real estate – construction and land development	1,768			1,768	114
Equity lines of credit	143			143	(27)
Total other real estate	2,265	-	-	2,265	(79)
	$3,624	$-	$-	$3,624	$(104)

Assets and liabilities measured at fair value on a non-recurring basis at December 31, 2014 are summarized below, in thousands:

		Fair Value Measurements at December 31, 2014 Using
	Total Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Nine Months Ended September 30, 2014 Total Gains (Losses)
Assets:
Impaired loans:
Commercial	$-	$-	$-	$-	$-
Agricultural	-			-	-
Real estate – residential	838			838	(63)
Real estate – commercial	1,479			1,479	(26)
Real estate – construction and land development	27			27	(130)
Equity lines of credit	80			80	(81)
Auto	-			-	-
Other	-			-	-
Total impaired loans	2,424	-	-	2,424	(300)
Other real estate:
Real estate – residential	146			146	(17)
Real estate – commercial	1,052			1,052	(33)
Real estate – construction and land development	1,984			1,984	(126)
Equity lines of credit	408			408	(51)
Total other real estate	3,590	-	-	3,590	(227)
	$6,014	$-	$-	$6,014	$(527)

The Company has no liabilities which are reported at fair value.

The following methods were used to estimate fair value.

Impaired Loans: The fair value of collateral dependent impaired loans with specific allocations of the allowance for loan losses or loans that have been subject to partial charge-offs are generally based on recent real estate appraisals. These appraisals may utilize a single valuation approach or a combination of approaches including comparable sales and the income approach. Adjustments are routinely made in the appraisal process by the independent appraisers to adjust for differences between the comparable sales and income data available. Such adjustments are usually significant and typically result in a Level 3 classification of the inputs for determining fair value. Total losses of $25,000 and $300,000 represent impairment charges recognized during the nine months ended September 30, 2015 and 2014, respectively, related to the above impaired loans.

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

The following table presents quantitative information about Level 3 fair value measurements for financial instruments measured at fair value on a non-recurring basis at September 30, 2015 and December 31, 2014 (dollars in thousands):

					Range					Range
Description	Fair Value 9/30/15	Fair Value 12/31/2014	Valuation Technique	Significant Unobservable Input	(Weighted Average) 9/30/2015					(Weighted Average) 12/31/2014
Impaired Loans:
Commercial	$4	$-	Sales Comparison	Adjustment for differences between comparable sales	0%	-	28%	(12%	)		N/A

Real estate – residential	$-	$838	Sales Comparison	Adjustment for differences between comparable sales		N/A					8%		(8%	)

Real estate – commercial	$1,225	$1,479	Sales Comparison	Adjustment for differences between comparable sales	9%	-	12%	(10%	)	9%	-	12%	(10%	)

Construction and land	$47	$27	Sales Comparison	Adjustment for differences between comparable sales		8%		(8%	)		8%		(8%	)

Equity lines of credit	$83	$80	Sales Comparison	Adjustment for differences between comparable sales		8%		(8%	)		8%		(8%	)

Other Real Estate:
Real estate – residential	$117	$146	Sales Comparison	Adjustment for differences between comparable sales		10%		(10%	)		10%		(10%	)
Real estate – commercial	$237	$1,052	Sales Comparison	Adjustment for differences between comparable sales		10%		(10%	)		10%		(10%	)
Construction and land	$1,768	$1,984	Sales Comparison	Adjustment for differences between comparable sales		10%		(10%	)		10%		(10%	)
Equity lines of credit	$143	$408	Sales Comparison	Adjustment for differences between comparable sales		10%		(10%	)		10%		(10%	)

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

INTRODUCTION

The following discussion and analysis sets forth certain statistical information relating to the Company as of September 30, 2015 and December 31, 2014 and for the nine and three month periods ended September 30, 2015 and 2014. This discussion should be read in conjunction with the condensed consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q and the consolidated financial statements and notes thereto included in Plumas Bancorp’s Annual Report filed on Form 10-K for the year ended December 31, 2014.

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

OVERVIEW - NINE MONTHS ENDED SEPTEMBER 30, 2015

Net income increased by $776 thousand from $3.4 million during the nine months ended September 30, 2014 to $4.2 million during the current nine month period. Earnings benefited from increases of $1.6 million in net interest income and $437 thousand in non-interest income. Partially offsetting these increases in revenue were a $150 thousand increase in the provision for loan losses, a $681 thousand increase in non-interest expense and an increase in income tax expense of $464 thousand. Diluted earnings per share increased by $0.14 to $0.82 for the nine months ended September 30, 2015 compared to $0.68 during the nine months ended September 30, 2014.

Funded by a $71 million increase in deposits; total assets at September 30, 2015 increased by $68 million to $607 million from $539 million at December 31, 2014. Cash and due from banks increased by $48.4 million from $46 million at December 31, 2014 to $94 million at September 30, 2015 and net loans increased by $20.1 million from $367 million at December 31, 2014 to $387 million at September 30, 2015.

Deposits totaled $538.8 million at September 30, 2015, an increase of $70.9 million from $467.9 million at December 31, 2014. Increases included $32.8 million in non-interest bearing demand deposits, $10.2 million in interest bearing transaction accounts (NOW) accounts and $29.1 million in savings and money market accounts. Time deposits declined by $1.2 million. Shareholders’ equity increased by $4.7 million from $36.5 million at December 31, 2014 to $41.2 million at September 30, 2015.

The annualized return on average assets was 0.99% for the nine months ended September 30, 2015 up from 0.87% for the nine months ended September 30, 2014. The annualized return on average equity increased from 13.7% during the first nine months of 2014 to 14.3% during the current nine month period.

The following is a detailed discussion of each component affecting change in net income and the composition of our balance sheet.

RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2015

Net interest income before provision for loan losses. Net interest income, on a nontax-equivalent basis, for the nine months ended September 30, 2015 was $15.8 million, an increase of $1.6 million from the $14.2 million earned during the same period in 2014. The increase in net interest income includes an increase of $1.3 million in interest income and a decline of $349 thousand in interest expense. Net interest margin, which benefited from an increase in loans as a percentage of interest earning assets, an increase in yield on investment securities and a reduction in interest expense on subordinated debentures, increased 12 basis points, or 3%, to 4.13%, up from 4.01% for the same period in 2014.

Interest income increased by $1.3 million, or 8%, to $16.8 million for the nine months ended September 30, 2015, up from $15.5 million during the same period in 2014. Interest and fees on loans increased by $1.1 million to $15.4 million for the nine months ended September 30, 2015 as compared to $14.3 million during the same period in 2014. The Company’s average loan balances were $384 million for the nine months ended September 30, 2015, up $35 million, or 10%, from $349 million for the same period in 2014. The Company is focused on growing loan balances through a balanced and diversified approach. The following table compares loan balances by type at September 30, 2015 and 2014.

(dollars in thousands)	Balance at End of Period	Percent of Loans in Each Category to Total Loans	Balance at End of Period	Percent of Loans in Each Category to Total Loans
	09/30/15	09/30/15	09/30/14	09/30/14
Commercial	$32,898	8.4%	$33,583	9.3%
Agricultural	39,819	10.2%	34,624	9.5%
Real estate - residential	26,201	6.7%	28,321	7.8%
Real estate – commercial	182,728	46.8%	162,184	44.7%
Real estate – construction	20,479	5.2%	21,356	5.9%
Equity Lines of Credit	37,872	9.7%	37,665	10.4%
Auto	48,012	12.3%	40,754	11.2%
Other	2,777	0.7%	4,244	1.2%
Total Gross Loans	$390,786	100%	$362,731	100%

The average rate earned on the Company’s loan balances decreased by 9 basis points to 5.37% during the first nine months of 2015 compared to 5.46% during the first nine months of 2014. We attribute much of the decrease in yield to price competition in our service area.

Interest on investment securities increased by $113 thousand as a result of an increase in yield of 13 basis points from 1.70% during the first nine months of 2014 to 1.83% during the nine months ended September 30, 2015. The average balance in investment securities increased from $88.0 million during the first nine months of 2014 to $90.0 million during the nine months ended September 30, 2015. During the current period yield benefited from an increase in municipal securities as a percentage of total securities and a reduction in securities of U.S. Government-sponsored agencies. At September 30, 2015 municipal securities totaled $17.1 million or 19% of the investment portfolio compared to $10.1 million or 12% of the portfolio at September 30, 2014. U.S. Government-sponsored agencies were $1.0 million at September 30, 2015 and $7.0 million at September 30, 2014.

Interest expense on deposits decreased by $7 thousand, or 2%, to $383 thousand for the nine months ended September 30, 2015, down from $390 thousand during the 2014 period. This decrease relates to decreases in the average balance and rate paid on time deposits.

Interest on time deposits declined by $27 thousand. Average time deposits declined by $5.0 million from $59.8 million during the nine months ended September 30, 2014 to $54.8 million during the current period. We attribute much of the reduction in time deposit to the unusually low interest rate environment as we have seen a movement out of time into more liquid deposit types. The average rate paid on time deposits decreased from 0.37% during the nine months ended September 30, 2014 to 0.33% during the current period. This decrease primarily relates to a decline in market rates paid in the Company’s service area and the maturity of higher rate time deposits.

Partially offsetting the decrease in interest expense on time deposits was a $19 thousand increase in interest expense on savings accounts related to growth in this deposit category. Average savings balances increased from $101.3 million during the nine months ended September 30, 2014 to $116.3 million during the current nine month period. Plumas Bank’s savings accounts provide an attractive interest rate in the current rate environment and we have seen continued growth in savings accounts for the last few years. The average rate paid on savings accounts was 16 basis points during both periods.

Interest expense on other interest-bearing liabilities decreased by $342 thousand from $898 thousand during the nine months ended September 30, 2014 to $556 thousand during the current nine month period. On April 15, 2013, to help fund the repurchase of preferred stock during 2013, the Company issued a $7.5 million subordinated debenture. On April 16, 2015 we paid off the subordinated debenture resulting in a reduction in interest expense related to this debt of $349 thousand from $568 thousand during the first nine months of 2014 to $219 thousand during the current period.

Interest expense on the Company’s note payable increased by $8 thousand to $106 thousand during the nine months ended September 30, 2015. This increase was related to an increase in average borrowings on this note from $2.7 million during the 2014 period to $3.5 million during the nine months ended September 30, 2015. During April of 2015 we borrowed an additional $4 million on the note bringing the balance to $5 million. This $4 million along with a dividend from Plumas Bank to Plumas Bancorp were used to fund the payoff of the subordinated debenture. The average rate paid on the note payable was 4.08% during 2015 and 4.79% during the nine months ended September 30, 2014.

Interest expense on junior subordinated debentures, which decreased by $1 thousand to $227 thousand, fluctuates with changes in the 3-month London Interbank Offered Rate (LIBOR) rate.

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

	For the Nine Months Ended September 30, 2015			For the Nine Months Ended September 30, 2014
	Average Balance (in thousands)	Interest (in thousands)	Yield/ Rate	Average Balance (in thousands)	Interest (in thousands)	Yield/ Rate

Interest-earning assets:
Loans (1) (2) (3)	$383,652	$15,415	5.37%	$349,090	$14,265	5.46%
Investment securities (1)	89,994	1,235	1.83%	88,039	1,122	1.70%
Interest-bearing deposits	38,291	114	0.40%	35,553	92	0.35%
Total interest-earning assets	511,937	16,764	4.38%	472,682	15,479	4.38%
Cash and due from banks	17,243			15,742
Other assets	33,063			35,682
Total assets	$562,243			$524,106

Interest-bearing liabilities:
NOW deposits	$86,734	58	0.09%	$82,630	57	0.09%
Money market deposits	46,131	49	0.14%	47,191	49	0.14%
Savings deposits	116,309	139	0.16%	101,277	120	0.16%
Time deposits	54,768	137	0.33%	59,807	164	0.37%
Total deposits	303,942	383	0.17%	290,905	390	0.18%
Note Payable	3,476	106	4.08%	2,736	98	4.79%
Subordinated debentures	2,874	219	10.19%	7,351	568	10.33%
Junior subordinated debentures	10,310	227	2.94%	10,310	228	2.96%
Other interest-bearing liabilities	6,410	4	0.08%	6,567	4	0.08%
Total interest-bearing liabilities	327,012	939	0.38%	317,869	1,288	0.54%

Non-interest bearing deposits	190,312			167,048
Other liabilities	5,862			6,111
Shareholders' equity	39,057			33,078
Total liabilities & equity	$562,243			$524,106

Cost of funding interest-earning assets (4)			0.25%			0.37%
Net interest income and margin (5)		$15,825	4.13%		$14,191	4.01%

(1)	Not computed on a tax-equivalent basis.
(2)	Average nonaccrual loan balances of $5.7 million for 2015 and $7.0 million for 2014 are included in average loan balances for computational purposes.
(3)	Net loan costs included in loan interest income for the nine-month periods ended September 30, 2015 and 2014 were $498,000 and $433,000, respectively.
(4)	Total annualized interest expense divided by the average balance of total earning assets.
(5)	Annualized net interest income divided by the average balance of total earning assets.

The following table sets forth changes in interest income and interest expense for the nine-month periods indicated and the amount of change attributable to variances in volume, rates and the combination of volume and rates based on the relative changes of volume and rates:

	2015 over 2014 change in net interest income for the nine months ended September 30
	(in thousands)

	Volume (1)	Rate (2)	Mix (3)	Total

Interest-earning assets:
Loans	$1,412	$(239)	$(23)	$1,150
Investment securities	25	86	2	113
Interest bearing deposits	7	14	1	22
Total interest income	1,444	(139)	(20)	1,285
Interest-bearing liabilities:
NOW deposits	3	(2)	-	1
Money market deposits	(1)	1	-	-
Savings deposits	18	1	-	19
Time deposits	(14)	(14)	1	(27)
Note payable	27	(15)	(4)	8
Subordinated debentures	(346)	(7)	4	(349)
Junior subordinated debentures	-	(1)	-	(1)
Other	-	-	-	-
Total interest expense	(313)	(37)	1	(349)
Net interest income	$1,757	$(102)	$(21)	$1,634

(1)      The volume change in net interest income represents the change in average balance multiplied by the previous year’s rate.

(2)      The rate change in net interest income represents the change in rate multiplied by the previous year’s average balance.

(3)      The mix change in net interest income represents the change in average balance multiplied by the change in rate.

Provision for loan losses.   During the nine months ended September 30, 2015 we recorded a provision for loan losses of $900 thousand up $150 thousand from the $750 thousand provision recorded during the nine months ended September 30, 2014. See “Analysis of Asset Quality and Allowance for Loan Losses” for a discussion of loan quality trends and the provision for loan losses.

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

Non-interest income. During the nine months ended September 30, 2015 non-interest income totaled $5.9 million an increase of $437 thousand from the nine months ended September 30, 2014. The largest component of this increase was an increase of $510 thousand in gains on the sale of government guaranteed SBA loans. During the current period, proceeds from SBA loan sales totaled $23.7 million resulting in a gain on sale of $1.6 million. This compares to proceeds of $16.6 million and a gain on sale of $1.1 million during the first nine months of 2014. Loan servicing income, which increased by $49 thousand, represents servicing income received on the guaranteed portion of SBA loans sold into the secondary market. At September 30, 2015 we were servicing over $86 million in guaranteed portions of loans an increase of $12 million from over $74 million at September 30, 2014. Other non-interest income increased by $151 thousand to $679 thousand mostly related to an increase of $117 thousand in dividends received on Federal Home Loan Bank of San Francisco (FHLB) stock. Of the $117 thousand, $88 thousand was a one-time special dividend paid by the FHLB during June 2015. The largest decrease in non-interest income was $164 thousand in service charge income most of which was related to a reduction in NSF and overcharge income which we attribute to improved economic conditions as well as working with our customers to help them reduce NSF activity. Additionally, gain on sale of investments declined by $107 thousand from $128 thousand during the nine months ended September 30, 2014 to $21 thousand during the current nine month period.

The following table describes the components of non-interest income for the nine-month periods ended September 30, 2015 and 2014, dollars in thousands:

	For the Nine Months
	Ended September 30
	2015	2014	Dollar Change	Percentage Change
Service charges on deposit accounts	$2,958	$3,122	$(164)	(5.3)%
Gain on sale of loans, net	1,591	1,081	510	47.2%
Loan servicing fees	408	359	49	13.6%
Earnings on life insurance policies	256	258	(2)	(0.8)%
Gain on sale of investments	21	128	(107)	(83.6)%
Other	679	528	151	28.6%
Total non-interest income	$5,913	$5,476	$437	8.0%

Non-interest expense. During the nine months ended September 30, 2015, total non-interest expense increased by $681 thousand, or 5%, to $14.0 million, up from $13.3 million for the comparable period in 2014. While the Company continued to experience declines in several categories of non-interest expense, these were offset by increases in other items the largest of which were $679 thousand in salary and benefit expense and $233 thousand in professional fees. The largest declines in non-interest expense were $153 thousand in occupancy and equipment expense, $170 thousand in OREO costs and $148 thousand in the provision from change in OREO valuation.

The increase in salary and benefits includes an increase in salary expense, exclusive of commissions, of $354 thousand mostly related to merit and promotion increases, new hires including two loan officers; one serving Reno, Nevada and one located in Chico, California and a branch manager for our new Reno, Nevada location. Other significant increases in salary and benefit expense include an increase of $165 thousand in commission expense, $89 thousand in 401k plan contributions and a reduction of $46 thousand in the deferral of loan origination costs. The increase in commission expense is mostly related to an increase in SBA activity. Effective January 1, 2015, we reestablished a 401k matching benefit resulting in $89 thousand in matching contributions.

The largest component of the increase in professional fees was an increase of $135 thousand in legal fees related to loan collection activities and general corporate matters including costs associated with our Redding branch acquisition and our future Reno, Nevada branch.. The second largest increase in professional fees was an increase of $52 thousand in audit expense related to lending functions, including the cost of our semi-annual loan review, an annual review of our SBA loan operations by the SBA and a review of our loan compliance systems.

The decline in occupancy and equipment expense includes several reductions the largest of which was a savings of $100 thousand in equipment expense and maintenance. During 2014 equipment expense was high as we chose to replace all of our personal computers running Windows XP with machines running Windows 7. The decline in OREO costs includes a decrease in OREO legal expense of $124 thousand and a decline in repair and maintenance costs of $44 thousand. During 2014 we incurred $138 thousand in legal costs, related to OREO, pursuing additional recoveries on selected OREO properties through legal channels. In addition, OREO repair expense during 2014 totaled $84 thousand much of which was used to fix up several properties in an effort to increase their marketability.

OREO represents real property taken by the Bank either through foreclosure or through a deed in lieu thereof from the borrower. When other real estate is acquired, any excess of the Bank’s recorded investment in the loan balance and accrued interest income over the estimated fair market value of the property less costs to sell is charged against the allowance for loan losses. A valuation allowance for losses on other real estate is maintained to provide for temporary declines in value. The allowance is established through a provision for subsequent losses on other real estate which is included in other expenses. Subsequent gains or losses on sales or from impairment are recorded as incurred. The provision from change in OREO valuation declined by $148 thousand from $227 thousand during the nine months ended September 30, 2014 to $79 thousand during the current period. During the first three months of 2015 we recorded a net credit provision of $129 thousand. The credit resulted from a significant increase in value of one OREO property based on a recent appraisal. This property was originally transferred to OREO at a value, net of estimated costs selling costs, of $1 million. Subsequently, based on declines in value it was written down to $0.7 million with a $0.3 million valuation allowance; however, recently the surrounding area in which the property is located has enjoyed significant new business activity and the value of this property has increased resulting in a reduction in the valuation allowance of $0.2 million. The $0.2 million was offset by declines in value on other OREO properties.

The following table describes the components of non-interest expense for the nine-month periods ended September 30, 2015 and 2014, dollars in thousands:

	For the Nine Months
	Ended September 30
	2015	2014	Dollar Change	Percentage Change
Salaries and employee benefits	$7,728	$7,049	$679	9.6%
Occupancy and equipment	2,082	2,235	(153)	(6.8)%
Outside service fees	1,506	1,529	(23)	(1.5)%
Professional fees	572	339	233	68.7%
Deposit insurance	278	292	(14)	(4.8)%
Telephone and data communication	276	250	26	10.4%
Business development	251	206	45	21.8%
Director compensation and retirement	227	219	8	3.7%
Advertising and shareholder relations	212	197	15	7.6%
Armored car and courier	175	168	7	4.2%
Loan and collection expenses	161	144	17	11.8%
OREO costs	153	323	(170)	(52.6)%
Stationery and supplies	82	94	(12)	(12.8)%
Provision from change in OREO valuation	79	227	(148)	(65.2)%
Insurance expense	72	(7)	79	1,128.6%
Postage	30	33	(3)	(9.1)%
Gain on sale of OREO	(73)	(100)	27	27.0%
Other	183	115	68	59.1%
Total non-interest expense	$13,994	$13,313	$681	5.1%

Provision for income taxes. The Company recorded an income tax provision of $2.7 million, or 39.1% of pre-tax income for the nine months ended September 30, 2015. This compares to an income tax provision of $2.2 million, or 39.4% of pre-tax income for the nine months ended September 30, 2014. The percentages for 2015 and 2014 differ from the statutory rate as tax exempt income such as earnings on Bank owned life insurance and municipal investment income decrease the tax provision.

Deferred tax assets and liabilities are recognized for the tax consequences of temporary differences between the reported amount of assets and liabilities and their tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The determination of the amount of deferred income tax assets which are more likely than not to be realized is primarily dependent on projections of future earnings, which are subject to uncertainty and estimates that may change given economic conditions and other factors. The realization of deferred income tax assets is assessed and a valuation allowance is recorded if it is "more likely than not" that all or a portion of the deferred tax asset will not be realized. "More likely than not" is defined as greater than a 50% chance. All available evidence, both positive and negative is considered to determine whether, based on the weight of that evidence, a valuation allowance is needed. Based upon the analysis of available evidence, management has determined that it is "more likely than not" that all deferred income tax assets as of September 30, 2015 and December 31, 2014 will be fully realized and therefore no valuation allowance was recorded. On the consolidated balance sheet, net deferred tax assets are included in accrued interest receivable and other assets.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2015

Net Income. The Company recorded net income of $1.6 million for the three months ended September 30, 2015, up $273 thousand from net income of $1.3 million for the three months ended September 30, 2014. An increase of $660 thousand in net interest income and $151 thousand in non-interest income was partially offset by increases of $370 thousand in non-interest expense and $168 thousand in the provision for income taxes.

The following is a detail discussion of each component of the change in net income.

Net interest income before provision for loan losses. Net interest income, on a nontax-equivalent basis, was $5.5 million for the three months ended September 30, 2015, an increase of $660 thousand, or 14%, from $4.9 million for the same period in 2014. The increase in net interest income includes an increase of $491 thousand in interest income and a decline of $169 thousand in interest expense. Related to an increase in yield on investment securities and a decline in interest expense, net interest margin for the three months ended September 30, 2015 increased 7 basis points, or 2%, to 4.08%, up from 4.01% for the same period in 2014.

Interest income increased by 9%, to $5.8 million for the three months ended September 30, 2015, up from $5.3 million during the same period in 2014. Related to an increase in average loan balances, interest and fees on loans increased $427 thousand to $5.3 million for the three months ended September 30, 2015 as compared to $4.9 million during the third quarter of 2014. The Company’s average loan balances were $392 million for the three months ended September 30, 2015, up $34 million, or 10%, from $358 million for the same period in 2014. The average yield on loans was 5.38% during the third quarter of 2015 down slightly from 5.42% for same quarter in 2014.

Interest on investment securities increased by $50 thousand as a result of an increase in yield of 12 basis points from 1.74% during the third quarter of 2015 to 1.86% during the three months ended September 30, 2015 and an increase in average balance from $84.0 million in 2014 to $89.3 million in 2015. The increase in yield includes an increase in municipal securities as a percentage of total securities and a reduction in securities of U.S. Government-sponsored agencies.

Interest expense on deposits increased by $8 thousand, or 6%, to $134 thousand for the three months ended September 30, 2015, up from $126 thousand during the 2014 quarter. This increase relates an increase in average balance in savings accounts partially offset by a decrease in the average balance of time deposits.

Interest expense on savings accounts increased by $10 thousand to $51 thousand during the third quarter of 2015. Average savings balances increased from $103.4 million during the three months ended September 30, 2014 to $124.6 million during the current quarter. Plumas Bank’s savings accounts provide an attractive interest rate in the current rate environment and we have seen continued growth in savings accounts for the last few years. The average rate paid on savings accounts was 16 basis points during both periods.

Interest on time deposits declined from $50 thousand during the three months ending September 30, 2014 to $46 thousand during the current quarter. Average time deposits declined by $3.2 million from $57.8 million during the three months ended September 30, 2014 to $54.6 million during the current quarter. We attribute much of the reduction in time deposits to the unusually low interest rate environment as we have seen a movement out of time into more liquid deposit types.

Interest expense on other interest-bearing liabilities decreased by $177 thousand from $306 thousand during the three months ended September 30, 2014 to $129 thousand during the current quarter related to the redemption of the Company’s subordinated debenture on April 16, 2015. Interest expense related to the subordinated debenture during the third quarter of 2014 was $191 thousand. Partially offsetting this $191 thousand savings was an increase in interest on our note payable. Interest expense on the Company’s note payable increased by $17 thousand to $51 thousand during the three months ended September 30, 2015. This increase is related to an increase in average borrowings on this note from $2.2 million during the third quarter of 2014 to $5.0 million during the three months ended September 30, 2015. The average rate paid on the note payable was 4.05% during the three months ended September 30, 2015 and 6.08% during the third quarter of 2014. The rate was elevated during the 2014 quarter related to an adjustment to the amortization of the loan fee paid on the note payable.

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

	For the Three Months Ended September 30, 2015			For the Three Months Ended September 30, 2014
	Average Balance (in thousands)	Interest (in thousands)	Yield/ Rate	Average Balance (in thousands)	Interest (in thousands)	Yield/ Rate
Interest-earning assets:
Loans (1) (2) (3)	$392,523	$5,325	5.38%	$358,254	$4,898	5.42%
Investment securities (1)	89,301	418	1.86%	84,019	368	1.74%
Other	55,966	50	0.35%	40,077	36	0.36%
Total interest-earning assets	537,790	5,793	4.27%	482,350	5,302	4.36%
Cash and due from banks	17,797			18,389
Other assets	32,851			34,967
Total assets	$588,438			$535,706

Interest-bearing liabilities:
NOW deposits	$89,885	20	0.09%	$82,423	19	0.09%
Money market deposits	48,026	17	0.14%	45,869	16	0.14%
Savings deposits	124,628	51	0.16%	103,362	41	0.16%
Time deposits	54,630	46	0.33%	57,780	50	0.34%
Total deposits	317,169	134	0.17%	289,434	126	0.17%
Note payable	5,000	51	4.05%	2,217	34	6.08%
Subordinated debentures	-	-	-%	7,390	191	10.25%
Junior subordinated debentures	10,310	77	2.96%	10,310	79	3.04%
Other interest-bearing liabilities	4,873	1	0.08%	6,796	2	0.12%
Total interest-bearing liabilities	337,352	263	0.31%	316,147	432	0.54%

Non-interest bearing deposits	205,134			178,890
Other liabilities	5,588			6,342
Shareholders' equity	40,364			34,327
Total liabilities & equity	$588,438			$535,706
Cost of funding interest-earning assets (4)			0.19%			0.35%
Net interest income and margin (5)		$5,530	4.08%		$4,870	4.01%

(1)	Not computed on a tax-equivalent basis.
(2)	Average nonaccrual loan balances of $5.1 million for 2015 and $6.3 million for 2014 are included in average loan balances for computational purposes.
(3)	Net loan costs included in loan interest income for the three-month periods ended September 30, 2015 and 2014 were $144,000 and $170,000, respectively.
(4)	Total annualized interest expense divided by the average balance of total earning assets.
(5)	Annualized net interest income divided by the average balance of total earning assets.

The following table sets forth changes in interest income and interest expense for the three-month periods indicated and the amount of change attributable to variances in volume, rates and the combination of volume and rates based on the relative changes of volume and rates:

	2015 over 2014 change in net interest income for the three months ended September 30
	(in thousands)
	Volume (1)	Rate (2)	Mix (3)	Total

Interest-earning assets:
Loans	$469	$(38)	$(4)	$427
Investment securities	23	25	2	50
Interest bearing deposits	14	-	-	14
Total interest income	506	(13)	(2)	491

Interest-bearing liabilities:
NOW deposits	2	(1)	-	1
Money market deposits	1	-	-	1
Savings deposits	8	1	1	10
Time deposits	(3)	(1)	-	(4)
Note payable	42	(11)	(14)	17
Subordinated debentures	(191)	-	-	(191)
Junior subordinated debentures	-	(2)	-	(2)
Other	-	(1)	-	(1)

Total interest expense	(141)	(15)	(13)	(169)

Net interest income	$647	$2	$11	$660

(1)      The volume change in net interest income represents the change in average balance divided by the previous year’s rate.

(2)      The rate change in net interest income represents the change in rate divided by the previous year’s average balance.

(3)      The mix change in net interest income represents the change in average balance multiplied by the change in rate.

Provision for loan losses. The Company recorded a $300 thousand provision for loan losses for the three months ended September 30, 2015 and 2014.

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

Non-interest income. During the three months ended September 30, 2015 non-interest income increased by $151 thousand to $2.0 million up from $1.9 million during the three months ended September 30, 2014. The largest component of this decrease was an increase in gain on sale of SBA loans of $313 thousand from $304 thousand during the 2014 quarter to $617 thousand during the three months ended September 30, 2015. Partially offsetting this increase in gain on sale of SBA loans was a decrease of $137 thousand in gain on sale of investment securities from a gain of $128 thousand during the third quarter of 2014 to a loss of $9 thousand during the current quarter. Service charge income decreased by $51 thousand most of which was related to a reduction in NSF and overcharge income.

The following table describes the components of non-interest income for the three-month periods ended September 30, 2015 and 2014, dollars in thousands:

	For the Three Months
	Ended September 30
	2015	2014	Dollar Change	Percentage Change
Service charges on deposit accounts	$1,013	$1,064	$(51)	(4.8)%
Gain on sale of loans, net	617	304	313	103.0%
Loan serving fees	146	128	18	14.1%
Earnings on life insurance policies	85	86	(1)	(1.2)%
(Loss) gain on sale of investment securities	(9)	128	(137)	(107.0)%
Other	194	185	9	4.9%
Total non-interest income	$2,046	$1,895	$151	8.0%

Non-interest expense. During the three months ended September 30, 2015, total non-interest expense increased by $370 thousand, or 9%, to $4.7 million, up from $4.3 million for the comparable period in 2014. While the Company continued to experience declines in several categories of non-interest expense, these were offset by increases in other items the largest of which was $297 thousand in salary and benefit expense. Other increases of note were $129 thousand in professional fees and $89 thousand in insurance expense. The largest reductions in expense were $42 thousand in OREO expense, $56 thousand in the provision for change in OREO valuation and $53 thousand in gain on sale of OREO.

The increase in salary and benefits includes an increase in salary expense, exclusive of commissions, of $81 thousand mostly related to merit and promotion increases. In addition, during 2015 we hired a loan officer to service the northern Nevada market and a branch manager for our new Reno, Nevada location. Other significant increases in salary and benefit expense include an increase of $93 thousand in commission expense related to the increase in SBA sales and an $88 thousand reduction in the deferral of loan origination costs. As discussed in the nine month analysis the increase in professional costs is primarily related to an increase in legal expense mostly related to loan collection activities. Insurance expense during the three months ended September 30, 2014 included a one-time adjustment to accrued life insurance costs totaling approximately $90 thousand.

The following table describes the components of non-interest expense for the three-month periods ended September 30, 2015 and 2014, dollars in thousands:

	For the Three Months
	Ended September 30,
	2015	2014	Dollar Change	Percentage Change
Salaries and employee benefits	$2,584	$2,287	$297	13.0%
Occupancy and equipment	702	699	3	0.4%
Outside service fees	521	510	11	2.2%
Professional fees	217	88	129	146.6%
Telephone and data communication	94	84	10	11.9%
Deposit insurance	90	86	4	4.7%
Business development	86	75	11	14.7%
Director compensation and retirement	78	77	1	1.3%
Advertising and shareholder relations	64	66	(2)	(3.0)%
Armored car and courier	61	59	2	3.4%
OREO costs	54	96	(42)	(43.8)%
Provision from change in OREO valuation	36	92	(56)	(60.9)%
Loan and collection expenses	31	46	(15)	(32.6)%
Stationery and supplies	28	34	(6)	(17.6)%
Insurance expense	22	(67)	89	132.8%
Postage	10	11	(1)	(9.1)%
Gain on sale of OREO	(62)	(9)	(53)	588.9%
Other	42	54	(12)	(22.2)%
Total non-interest expense	$4,658	$4,288	$370	8.6%

Provision for income taxes. The Company recorded income tax expense of 1.0 million, or 38.9% of pre-tax income for the three months ended September 30, 2015. This compares to income tax expense of $850 thousand, or 39.0% of pre-tax income for the three months ended September 30, 2014. The percentages for 2015 and 2014 differ from the statutory rate as tax exempt income such as earnings on Bank owned life insurance and municipal investment income decrease taxable income.

FINANCIAL CONDITION

Loan Portfolio. Gross loans increased by $20.4 million, an annualized rate of over 7%, from $370.4 million at December 31, 2014 to $390.8 million at September 30, 2015. The increase in loan balances during the nine month period ended September 30, 2015 relates to growth in the Company’s commercial real estate, commercial, agricultural and automobile portfolios. The Company continues to manage the mix of its loan portfolio consistent with its identity as a community bank serving the financing needs of all sectors of the area it serves. Although the Company offers a broad array of financing options, it continues to concentrate its focus on small to medium sized commercial businesses. These commercial loans offer diversification as to industries and types of businesses, thus limiting material exposure in any industry concentrations. The Company offers both fixed and floating rate loans and obtains collateral in the form of real property, business assets and deposit accounts, but looks to business and personal cash flows as its primary source of repayment.

As shown in the following table the Company's largest lending categories are commercial real estate loans, automobile loans, agricultural loans and equity lines of credit.

(dollars in thousands)	Balance at End of Period	Percent of Loans in Each Category to Total Loans	Balance at End of Period	Percent of Loans in Each Category to Total Loans
	09/30/15	09/30/15	12/31/14	12/31/14
Commercial	$32,898	8.4%	$31,465	8.5%
Agricultural	39,819	10.2%	35,355	9.5%
Real estate - residential	26,201	6.7%	29,284	7.9%
Real estate – commercial	182,728	46.8%	163,306	44.1%
Real estate – construction	20,479	5.2%	24,572	6.6%
Equity Lines of Credit	37,872	9.7%	38,972	10.5%
Auto	48,012	12.3%	44,618	12.1%
Other	2,777	0.7%	2,818	0.8%
Total Gross Loans	$390,786	100%	$370,390	100%

Construction and land development loans represented 5.2% and 6.6% of the loan portfolio as of September 30, 2015 and December 31, 2014, respectively. The construction and land development portfolio component has been identified by Management as a higher-risk loan category.  The quality of the construction and land development category is highly dependent on property values both in terms of the likelihood of repayment once the property is transacted by the current owner as well as the level of collateral the Company has securing the loan in the event of default.  Loans in this category are characterized by the speculative nature of commercial and residential development properties and can include property in various stages of development. The decline in these loans as a percentage of the Company’s loan portfolio from over 21% at December 31, 2007 to less than 7% during the last two years reflects management’s efforts, which began in 2009, to reduce its exposure to construction and land development loans.

The Company’s real estate related loans, including real estate mortgage loans, real estate construction and land development loans, consumer equity lines of credit, and agricultural loans secured by real estate comprised 74% of the total loan portfolio at September 30, 2015 and December 31, 2014. Moreover, the business activities of the Company currently are focused in the California counties of Plumas, Nevada, Placer, Lassen, Modoc, Shasta, and Sierra and in Washoe County in Northern Nevada. Consequently, the results of operations and financial condition of the Company are dependent upon the general trends in these economies and, in particular, the residential and commercial real estate markets. In addition, the concentration of the Company's operations in these areas of Northeastern California and Northwestern Nevada exposes it to greater risk than other banking companies with a wider geographic base in the event of catastrophes, such as earthquakes, fires and floods in these regions.

The rates of interest charged on variable rate loans are set at specific increments in relation to the Company's lending rate or other indexes such as the published prime interest rate or U.S. Treasury rates and vary with changes in these indexes. At September 30, 2015 and December 31, 2014, approximately 71% of the Company's loan portfolio was comprised of variable rate loans. At September 30, 2015 and December 31, 2014, 43% and 42%, respectively of the variable loans were at their respective floor rate. While real estate mortgage, commercial and consumer lending remain the foundation of the Company's historical loan mix, some changes in the mix have occurred due to the changing economic environment and the resulting change in demand for certain loan types. The most significant change has been an increase in indirect auto lending with automobile loans increasing from 2.5% of gross loans at December 31, 2011 to 12.3% of gross loans at September 30, 2015. The automobile portfolio provides diversification to the loan portfolio in terms of rate, term and balance as these loans tend to have a much shorter term and balance than commercial real-estate loans and are fixed rate. While the automobile loan portfolio has grown significantly in recent years, we anticipate that going forward growth in the portfolio will level off as we are reaching a point where our new production is being mostly offset by pay-downs and payoffs in the portfolio. This is in line with our long term expectations for this portfolio. The Company remains committed to the agricultural industry in Northeastern California and will continue to pursue high quality agricultural loans. Agricultural loans include both commercial and commercial real estate loans. The Company’s agricultural loan balances totaled $39.8 million and $35.4 million at September 30, 2015 and December 31, 2014, respectively.

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

	For the Nine Months Ended September 30,		For the Year Ended December 31
	2015	2014	2014	2013	2012
	(dollars in thousands)
Balance at beginning of period	$5,451	$5,517	$5,517	$5,686	$6,908
Charge-offs:
Commercial and agricultural	91	191	191	401	1,159
Real estate mortgage	132	1,032	1,015	419	616
Real estate construction	54	-	106	735	1,524
Consumer (includes equity LOC & Auto)	395	479	601	360	602
Total charge-offs	672	1,702	1,913	1,915	3,901
Recoveries:
Commercial and agricultural	108	50	89	140	66
Real estate mortgage	6	34	19	109	8
Real estate construction	-	491	491	-	81
Consumer (includes equity LOC & Auto)	124	111	148	97	174
Total recoveries	238	686	747	346	329
Net charge-offs	(434)	(1,016)	(1,166)	(1,569)	(3,572)
Provision for loan losses	900	750	1,100	1,400	2,350
Balance at end of period	$5,917	$5,251	$5,451	$5,517	$5,686
Net charge-offs during the period to average loans (annualized for the nine month periods)	0.15%	0.39%	0.33%	0.49%	1.18%
Allowance for loan losses to total loans	1.51%	1.45%	1.47%	1.63%	1.80%

During the nine months ended September 30, 2015 we recorded a provision for loan losses of $900 thousand up $150 thousand from the $750 thousand provision recorded during the nine months ended September 30, 2014. Net charge-offs totaled $434 thousand a decrease of $582 thousand from $1.0 million during the nine months ended September 30, 2014.

The following table provides a breakdown of the allowance for loan losses at September 30, 2015 and December 31, 2014:

(dollars in thousands)	Balance at End of Period	Percent of Loans in Each Category to Total Loans	Balance at End of Period	Percent of Loans in Each Category to Total Loans
	2015	2015	2014	2014
Commercial and agricultural	$819	18.6%	$799	18.0%
Real estate mortgage	2,792	53.5%	2,080	52.0%
Real estate construction	942	5.2%	1,227	6.6%
Consumer (includes equity LOC & Auto)	1,364	22.7%	1,345	23.4%
Total	$5,917	100.0%	$5,451	100.0%

The allowance for loan losses totaled $5.9 million at September 30, 2015 and $5.5 million at December 31, 2014. Specific reserves related to impaired loans increased by $141 thousand from $564 thousand at December 31, 2014 to $705 thousand at September 30, 2015. The largest single increase was a $372 thousand reserve on one commercial real estate loan representing 31% of the balance of this loan.   At least quarterly the Company evaluates each specific reserve and if it determines that the loss represented by the specific reserve is uncollectable it records a charge-off for the uncollectable portion. General reserves were $5.2 million at September 30, 2015 and $4.9 million at December 31, 2014. The allowance for loan losses as a percentage of total loans was 1.51% at September 30, 2015 and 1.47% at December 31, 2014. The percentage of general reserves to unimpaired loans increased slightly from 1.35% at December 31, 2014 to 1.36% at September 30, 2015.

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

Loans restructured (TDRs) and not included in nonperforming loans in the following table totaled $2.0 million at September 30, 2015 and $2.0 million, $4.5 million, $5.4 million and $8.6 million at December 31, 2014, 2013, 2012 and 2011, respectively.

For additional information related to restructured loans see Note 4 of the Company’s Condensed Consolidated Financial Statements in this quarterly report on form 10Q.

The following table sets forth the amount of the Company's nonperforming assets as of the dates indicated.

	At September 30,	At December 31,
	2015	2014	2013	2012	2011
	(dollars in thousands)

Nonaccrual loans	$5,024	$6,625	$5,519	$13,683	$16,757
Loans past due 90 days or more and still accruing	-	-	17	15	72
Total nonperforming loans	5,024	6,625	5,536	13,698	16,829
Other real estate owned	2,265	3,590	6,399	5,295	8,623
Other vehicles owned	53	13	60	41	57
Total nonperforming assets	$7,342	$10,228	$11,995	$19,034	$25,509
Interest income forgone on nonaccrual loans	$270	$345	$280	$646	$510
Interest income recorded on a cash basis on nonaccrual loans	$-	$31	$22	$192	$285
Nonperforming loans to total loans	1.29%	1.79%	1.64%	4.35%	5.73%
Nonperforming assets to total assets	1.21%	1.90%	2.33%	3.98%	5.60%

Nonperforming loans at September 30, 2015 were $5.0 million, a decrease of $1.6 million from the $6.6 million balance at December 31, 2014. Specific reserves on nonaccrual loans totaled $635 thousand at September 30, 2015 and $522 thousand at December 31, 2014. Performing loans past due thirty to eighty-nine days decreased by $576 thousand from $1.6 million at December 31, 2014 to $1.0 million at September 30, 2015.

A substandard loan is not adequately protected by the current sound worth and paying capacity of the borrower or the value of the collateral pledged, if any. Total substandard loans decreased by $1.8 million from $8.1 million at December 31, 2014 to $6.3 million at September 30, 2015. Loans classified as watch decreased by $0.9 million from $4.4 million at December 31, 2014 to $3.5 million at September 30, 2015. At September 30, 2015, $1.4 million of performing loans were classified as substandard. Further deterioration in the credit quality of individual performing substandard loans or other adverse circumstances could result in the need to place these loans on nonperforming status.

At September 30, 2015 and December 31, 2014, the Company's recorded investment in impaired loans totaled $6.9 million and $8.6 million, respectively. The specific allowance for loan losses related to impaired loans totaled $705 thousand and $564 thousand at September 30, 2015 and December 31, 2014, respectively. Additionally, $0.7 million has been charged off against the impaired loans at September 30, 2015 and December 31 2014.

It is the policy of management to make additions to the allowance for loan losses so that it remains appropriate to absorb the inherent risk of loss in the portfolio. Management believes that the allowance at September 30, 2015 is appropriate. However, the determination of the amount of the allowance is judgmental and subject to economic conditions which cannot be predicted with certainty. Accordingly, the Company cannot predict whether charge-offs of loans in excess of the allowance may occur in future periods.

OREO represents real property acquired by the Bank either through foreclosure or through a deed in lieu thereof from the borrower. Repossessed assets include vehicles and other commercial assets acquired under agreements with delinquent borrowers. OREO holdings represented twelve properties totaling $2.3 million at September 30, 2015 and fifteen properties totaling $3.6 million at December 31, 2014. Nonperforming assets as a percentage of total assets were     1.21% at September 30, 2015 and 1.90% at December 31, 2014.

The following table provides a summary of the change in the number and balance of OREO properties for the nine months ended September 30, 2015 and 2014, dollars in thousands:

	Nine Months Ended September 30,
	#	2015	#	2014
Beginning Balance	15	$3,590	26	$6,399
Additions	4	329	6	639
Dispositions	(7)	(1,575)	(13)	(2,890)
Provision from change in OREO valuation		(79)		(227)
Ending Balance	12	$2,265	19	$3,921

Investment Portfolio and Federal Funds Sold. Total investment securities were $89.4 million at September 30, 2015 and $90.3 million as of December 31, 2014. During the nine months ended September 30, 2015 we sold fifteen available-for-sale investment securities having a value of $12.3 million and recorded a net gain of $21 thousand. The investment portfolio at September 30, 2015 consisted of $72.3 million in securities of U.S. Government-sponsored agencies and 66 municipal securities totaling $17.1 million. Included in the $90.3 million at December 31, 2014 were $77.3 million in securities of U.S. Government-sponsored agencies and 52 municipal securities totaling $12.5 million and one corporate security totaling $0.5 million.

There were no Federal funds sold at September 30, 2015 and December 31, 2014; however, the Bank maintained interest earning balances at the Federal Reserve Bank (FRB) totaling $70.6 million at September 30, 2015 and $22.9 million at December 31, 2014. These balances currently earn 25 basis points.

The Company classifies its investment securities as available-for-sale or held-to-maturity. Currently all securities are classified as available-for-sale. Securities classified as available-for-sale may be sold to implement the Company's asset/liability management strategies and in response to changes in interest rates, prepayment rates and similar factors.

Deposits. Deposits totaled $538.8 million at September 30, 2015, an increase of $70.9 million from $467.9 million at December 31, 2014. Increases included $32.8 million in non-interest bearing demand deposits, $10.2 million in NOW accounts and $29.1 million in savings and money market accounts. Time deposits declined by $1.2 million, much of which we attribute to migration into other types of deposits given the low rates and lack of liquidity associated with time deposits.

The Company continues to manage the mix of its deposits consistent with its identity as a community bank serving the financial needs of its customers. The following table shows the distribution of deposits by type at September 30, 2015 and December 31, 2014.

(dollars in thousands)	Balance at End of Period	Percent of Deposits in Each Category	Balance at End of Period	Percent of Deposits in Each Category
	09/30/15	09/30/15	12/31/14	12/31/14
Non-interest bearing	$213,406	39.6%	$180,649	38.6%
NOW	92,329	17.1%	82,144	17.6%
Money Market	50,117	9.3%	42,499	9.1%
Savings	127,755	23.7%	106,257	22.7%
Time	55,147	10.3%	56,342	12.0%
Total Deposits	$538,754	100%	$467,891	100%

Deposits represent the Bank's primary source of funds. Deposits are primarily core deposits in that they are demand, savings and time deposits generated from local businesses and individuals. These sources are considered to be relatively stable, long-term relationships thereby enhancing steady growth of the deposit base without major fluctuations in overall deposit balances. The Company experiences, to a small degree, some seasonality with the slower growth period between November through April, and the higher growth period from May through October. In order to assist in meeting any funding demands, the Company maintains a secured borrowing arrangement with the FHLB. There were no brokered deposits at September 30, 2015 or December 31, 2014.

Short-term Borrowing Arrangements. The Company is a member of the FHLB and can borrow up to $163,000,000 from the FHLB secured by commercial and residential mortgage loans with carrying values totaling $243,000,000. The Company is required to hold FHLB stock as a condition of membership. At September 30, 2015 and December 31, 2014, the Company held $2,380,000 of FHLB stock which is recorded as a component of other assets. Based on this level of stock holdings at September 30, 2015, the Company can borrow up to $88,159,000. To borrow the $163,000,000 in available credit the Company would need to purchase $2.0 million in additional FHLB stock. In addition to its FHLB borrowing line, the Company has unsecured short-term borrowing agreements with three of its correspondent banks in the amounts of $20 million, $11 million and $10 million. There were no outstanding borrowings under the FHLB or the correspondent bank borrowing lines at September 30, 2015 or December 31, 2014.

Note Payable. The Bancorp has the ability to borrow up to $7.5 million on a promissory note (the “Note”) payable to an unrelated commercial bank (the “Lender”). The Note bears interest at the U.S. "Prime Rate" plus three-quarters percent per annum, 4.00% at September 30, 2015 and December 31, 2014, matures on October 24, 2015 and is secured by 100 shares of Plumas Bank stock representing the Company's 100% ownership interest in Plumas Bank. The outstanding balance on this Note was $5,000,000 and $1,000,000 at September 30, 2015 and December 31, 2014. On April 16, 2015 we borrowed $4,000,000 on this Note which, along with a cash dividend from the Bank, was used to pay off our $7.5 million subordinated debenture. Interest expense related to the Note for the nine months ended September 30, 2015 and 2014 was $106,000 and $98,000, respectively. Under the Note the Bank is subject to several negative and affirmative covenants including, but not limited to providing timely financial information, maintaining specified levels of capital, restrictions on additional borrowings, and meeting or exceeding certain capital and asset quality ratios. The Bank was in compliance with all such requirements at September 30, 2015 and December 31, 2014.

Effective October 1, 2015 the Lender replaced the Note with two new borrowing arrangements. The $5 million outstanding on the Note was converted to a term loan (the “Term Loan”) which matures on October 1, 2018. The Term Loan requires quarterly principal payments of $125,000. In addition, the Lender has provided the Bancorp with a $2.5 million line of credit (the “LOC”) which matures on October 1, 2016. There is no balance outstanding on the LOC as of the date of this filing. Both the Term Loan and the LOC bear interest at a rate of the U.S. "Prime Rate" plus one-half percent per annum and are secured by 100 shares of Plumas Bank stock representing the Company's 100% ownership interest in Plumas Bank.   Under the Term Loan and the LOC the Bank is subject to several negative and affirmative covenants similar to the covenants under the Note, but in several cases less restrictive.

Repurchase Agreements. In 2011 Plumas Bank introduced a new product for their larger business customers which use repurchase agreements as an alternative to interest-bearing deposits. The balance in this product at September 30, 2015 was $5.4 million a decrease of $4.2 million from the December 31, 2014 balance of $9.6 million. Interest paid on this product is similar to that which is paid on the Bank’s money market account; however, these are not deposits and are not FDIC insured.

Subordinated Debenture. On April 15, 2013, to help fund the repurchase of preferred stock during 2013, the Company issued a $7.5 million subordinated debenture. The subordinated debt had an interest rate of 7.5% per annum and a term of 8 years with no prepayment allowed during the first two years and was made in conjunction with an eight-year warrant to purchase up to 300,000 shares of the Bancorp’s common stock, no par value at an exercise price, subject to anti-dilution adjustments, of $5.25 per share. The effective yield on the debenture for the nine months ended September 30, 2015 was 10.2% which was in excess of the 7.5% rate due to amortization of a $75 thousand commitment fee and a discount recorded on issuance of $318 thousand. As previously discussed under the heading Note Payable on April 16, 2015 the Bancorp paid off the subordinated debt. Interest expense related to the subordinated debt for the nine months ended September 30, 2015 and 2014 totaled $219,000 and $568,000, respectively.

Junior Subordinated Deferrable Interest Debentures. Plumas Statutory Trust I and II are business trusts formed by the Company with capital of $310,000 and $163,000, respectively, for the sole purpose of issuing trust preferred securities fully and unconditionally guaranteed by the Company.

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

Trust I’s Subordinated Debentures mature on September 26, 2032, bear a current interest rate of 3.73% (based on 3-month LIBOR plus 3.40%), with repricing and payments due quarterly. Trust II’s Subordinated Debentures mature on September 28, 2035, bear a current interest rate of 1.82% (based on 3-month LIBOR plus 1.48%), with repricing and payments due quarterly. Both Trusts I and II have the option to defer payment of the distributions for a period of up to five years, as long as the Company is not in default on the payment of interest on the Subordinated Debentures.

Interest expense recognized by the Company for the nine months ended September 30, 2015 and 2014 related to the junior subordinated debentures was $227 thousand and $228 thousand, respectively.

CAPITAL RESOURCES

Related to total comprehensive income of $4.6 million shareholders’ equity increased from $36.5 million at December 31, 2014 to $41.2 million at September 30, 2015.

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

The following table sets forth the Bank's actual capital amounts and ratios (dollar amounts in thousands):

			Amount of Capital Required
					To be Well-Capitalized
			For Capital		Under Prompt
	Actual		Adequacy Purposes		Corrective Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
September 30, 2015
Common Equity Tier 1 Ratio	$54,533	12.6%	$19,417	4.5%	$28,047	6.5%
Tier 1 Leverage Ratio	54,533	9.3%	23,515	4.0%	29,394	5.0%
Tier 1 Risk-Based Capital Ratio	54,533	12.6%	25,890	6.0%	34,520	8.0%
Total Risk-Based Capital Ratio	59,936	13.9%	34,520	8.0%	43,150	10.0%

December 31, 2014
Common Equity Tier 1 Ratio	N/A	N/A	N/A	N/A	N/A	N/A
Tier 1 Leverage Ratio	$53,925	9.8%	$22,144	4.0%	$27,643	5.0%
Tier 1 Risk-Based Capital Ratio	53,925	13.2%	16,344	4.0%	24,517	6.0%
Total Risk-Based Capital Ratio	59,039	14.4%	32,689	8.0%	40,860	10.0%

Management believes that Plumas Bank currently meets all its capital adequacy requirements.

The current and projected capital positions of the Company and the Bank and the impact of capital plans and long-term strategies are reviewed regularly by management. The Company policy is to maintain the Bank’s ratios above the prescribed well-capitalized ratios at all times.

Off-Balance Sheet Arrangements

Loan Commitments. In the normal course of business, there are various commitments outstanding to extend credits that are not reflected in the financial statements. Commitments to extend credit and letters of credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Annual review of commercial credit lines, letters of credit and ongoing monitoring of outstanding balances reduces the risk of loss associated with these commitments. As of September 30, 2015, the Company had $81.7 million in unfunded loan commitments and $15 thousand in letters of credit. This compares to $89.7 million in unfunded loan commitments and no letters of credit at December 31, 2014. Of the $81.7 million in unfunded loan commitments, $43.6 million and $38.1 million represented commitments to commercial and consumer customers, respectively. Of the total unfunded commitments at September 30, 2015, $44.2 million were secured by real estate, of which $16.4 million was secured by commercial real estate and $27.8 million was secured by residential real estate in the form of equity lines of credit. The commercial loan commitments not secured by real estate primarily represent business lines of credit, while the consumer loan commitments not secured by real estate primarily represent revolving credit card lines and overdraft protection lines. Since some of the commitments are expected to expire without being drawn upon the total commitment amounts do not necessarily represent future cash requirements.

Operating Leases. The Company leases two depository branches, three lending offices, one loan administration office and two non-branch automated teller machine locations. Total rental expenses under all operating leases totaled $181 thousand and $182 thousand during nine months ended September 30, 2015 and 2014, respectively. The expiration dates of the leases vary, with the first such lease expiring during 2015 and the last such lease expiring during 2020.

Recent Developments. On February 26, 2015 Plumas Bank announced that it had filed an application with the FDIC to establish a full-service branch in Reno, Nevada. On April 16, 2015, Plumas Bank purchased a building for $1,050,000 to house this branch located at 5050 Meadowood Mall Circle, Reno, Nevada. In addition, the Company has budgeted approximately $1.4 million in costs for the remodeling of the branch including the cost of furniture, fixtures and equipment. The Company has received all required regulatory approvals to operate this new branch which is expected to open during December 2015.

On April 21, 2015 Plumas Bank announced that it had signed a purchase and assumption agreement to acquire the Redding, California branch of Rabobank N.A. The Company received all required regulatory approvals required to purchase this branch. The transaction, which closed on July 31, 2015, resulted in the acquisition of approximately $10 million in deposits. No loans were acquired as part of the transaction. Effective with the closing of the transaction, Plumas Bank consolidated and merged its existing branch in Redding into the newly acquired branch.

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

The Company is a member of the FHLB and can borrow up to $163,000,000 from the FHLB secured by commercial and residential mortgage loans with carrying values totaling $243,000,000. See “Short-term Borrowing Arrangements” for additional information on our FHLB borrowing capacity. In addition to its FHLB borrowing line, the Company has unsecured short-term borrowing agreements with three of its correspondent banks in the amounts of $20 million, $11 million and $10 million. There were no outstanding borrowings under the FHLB or the correspondent bank borrowing lines at September 30, 2015 or December 31, 2014.

Customer deposits are the Company’s primary source of funds. Deposits totaled $538.8 million at September 30, 2015, an increase of $70.9 million from $467.9 million at December 31, 2014. Deposits are held in various forms with varying maturities. The Company’s securities portfolio, Federal funds sold, FHLB advances, and cash and due from banks serve as the primary sources of liquidity, providing adequate funding for loans during periods of high loan demand. During periods of decreased lending, funds obtained from the maturing or sale of investments, loan payments, and new deposits are invested in short-term earning assets, such as cash held at the FRB, Federal funds sold and investment securities, to serve as a source of funding for future loan growth. Management believes that the Company’s available sources of funds, including borrowings, will provide adequate liquidity for its operations in the foreseeable future.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a smaller reporting company we are not required to provide the information required by this item.

ITEM 4. CONTROLS AND PROCEDURES

The Company's Chief Executive Officer and Chief Financial Officer, based on their evaluation of the Company's disclosure controls and procedures as of the end of the Company’s fiscal quarter ended September 30, 2015 (as defined in Exchange Act Rule 13a—15(e), have concluded that the Company's disclosure controls and procedures are adequate and effective for purposes of Rule 13a—15(e) in timely alerting them to material information relating to the Company required to be included in the Company's filings with the SEC under the Securities Exchange Act of 1934.

There were no changes in internal control over financial reporting during the fiscal quarter ended September 30, 2015 that have materially affected, or are reasonably likely to materially affect, the registrant's internal control over financial reporting.

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

11	Computation of per share earnings appears in the attached 10-Q under Plumas Bancorp and Subsidiary Notes to Condensed Consolidated Financial Statements as Footnote 6 – Earnings Per Share.

31.1*	Rule 13a-14(a) [Section 302] Certification of Principal Financial Officer dated November 4, 2015.

31.2*	Rule 13a-14(a) [Section 302] Certification of Principal Executive Officer dated November 4, 2015.

32.1*	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 dated November 4, 2015.

32.2*	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 dated November 4, 2015.

101.INS*	XBRL Instance Document.

101.SCH*	XBRL Taxonomy Schema.

101.CAL*	XBRL Taxonomy Calculation Linkbase.

101.DEF*	XBRL Taxonomy Definition Linkbase.

101.LAB*	XBRL Taxonomy Label Linkbase.

101.PRE*	XBRL Taxonomy Presentation Linkbase.

*	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PLUMAS BANCORP (Registrant)
Date: November 4, 2015
/s/ Richard L. Belstock
Richard L. Belstock Chief Financial Officer

/s/ Andrew J. Ryback
Andrew J. Ryback President and Chief Executive Officer