Form 10-K
period 2015-12-31
PLUMAS BANCORP
filed 2016-03-17
CIK 1168455

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2015

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

As of June 30, 2015 the aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant was approximately $39.7 million, based on the closing price reported to the Registrant on June 30, 2015 of $9.32 per share.

Shares of Common Stock held by each officer and director have been excluded in that such persons may be deemed to be affiliates.  This determination of the affiliate status is not necessarily a conclusive determination for other purposes.

The number of shares of Common Stock of the registrant outstanding as of March 14, 2016 was 4,852,875.

Documents Incorporated by Reference:   Portions of the definitive proxy statement for the 2016 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission pursuant to SEC Regulation 14A are incorporated by reference in Part III, Items 10-14.

 i

PART I

Forward-Looking Information

This Annual Report on Form 10-K includes forward-looking statements and information is subject to the “safe harbor” provisions of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements, which involve Plumas Bancorp’s plans, beliefs and goals, refer to estimates or use similar terms, involve certain risks and uncertainties that could cause actual results to differ materially from those in the forward-looking statements. Such risks and uncertainties include, but are not limited to, the following factors:

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

■

Changes imposed by regulatory agencies to increase our capital to a level greater than the current level required for well-capitalized financial institutions (including the implementation of the Basel III standards), the failure to maintain capital above the level required to be well-capitalized under the regulatory capital adequacy guidelines, the availability of capital from private or government sources, or the failure to raise additional capital as needed.

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

Plumas Bancorp undertakes no obligation to revise or publicly release the results of any revision to these forward-looking statements.

ITEM 1. BUSINESS

General

The Company.  Plumas Bancorp (the “Company”, “we”, “us”) is a California corporation registered as a bank holding company under the Bank Holding Company Act of 1956, as amended, and is headquartered in Quincy, California.  The Company was incorporated in January 2002 and acquired all of the outstanding shares of Plumas Bank (the “Bank”) in June 2002.  The Company’s principal subsidiary is the Bank, and the Company exists primarily for the purpose of holding the stock of the Bank and of such other subsidiaries it may acquire or establish.  At the present time, the Company’s only other subsidiaries are Plumas Statutory Trust I and Plumas Statutory Trust II, which were formed in 2002 and 2005 solely to facilitate the issuance of trust preferred securities.

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

At December 31, 2015, the Company had consolidated assets of $599.3 million, deposits of $527.3 million, other liabilities of $29.5 million and shareholders’ equity of $42.5 million.  The Company’s other liabilities include $10.3 million in junior subordinated deferrable interest debentures and a $4.9 million note payable. These items are described in detail later in this section.

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

The Bank. The Bank is a California state-chartered bank that was incorporated in July 1980 and opened for business in December 1980.  The Bank is not a member of the Federal Reserve System. The Bank’s Administrative Office is located at 35 South Lindan Avenue, Quincy, California.  At December 31, 2015 the Bank had approximately $599 million in assets, $397 million in net loans and $528 million in deposits (including deposits of $0.8 million from the Bancorp).  It is currently the largest independent bank headquartered in Plumas County.  The Bank’s deposit accounts are insured by the Federal Deposit Insurance Corporation (the “FDIC”) up to maximum insurable amounts.

The Bank’s primary service area covers the Northeastern portion of California, with Lake Tahoe to the South and the Oregon border to the North. The Bank, through its twelve branch network, serves Washoe county Nevada and the seven contiguous California counties of Plumas, Nevada, Sierra, Placer, Lassen, Modoc and Shasta. The branches are located in the California communities of Quincy, Portola, Greenville, Truckee, Fall River Mills, Alturas, Susanville, Chester, Tahoe City, Kings Beach and Redding; in addition, during December, 2015 the Bank opened a branch in Reno, Nevada. The Bank maintains sixteen automated teller machines (“ATMs”) tied in with major statewide and national networks. In addition to its branch network, the Bank operates lending offices specializing in government-guaranteed lending in Auburn, California and Scottsdale, Arizona and a commercial/agricultural lending office located in Chico, California. The Bank’s primary business is servicing the banking needs of these communities. Its marketing strategy stresses its local ownership and commitment to serve the banking needs of individuals living and working in the Bank’s primary service areas.

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

The Bank’s Government-guaranteed lending center, headquartered in Auburn, California with additional personnel in Truckee, California and Scottsdale, Arizona provides Small Business Administration (SBA) and USDA Rural Development loans to qualified borrowers throughout Northern California, Arizona, Oregon and Northern Nevada.  During 2007 the Bank was granted nationwide Preferred Lender status with the U.S. Small Business Administration and we expect government-guaranteed lending to continue to be an important part of our overall lending operation. During 2015 proceeds from the sale of government-guaranteed loans totaled $29.4 million and we generated a gain on sale of $1.9 million. In 2014 proceeds from the sale of government guaranteed loans totaled $21.6 million and we generated a gain on sale of $1.4 million.

The Agricultural Credit Centers located in Susanville, Chico and Alturas provide a complete line of credit services in support of the agricultural activities which are key to the continued economic development of the communities we serve.  “Ag lending” clients include a full range of individual farming customers, small to medium-sized business farming organizations and corporate farming units.

As of December 31, 2015, the principal areas to which we directed our lending activities, and the percentage of our total loan portfolio comprised by each, were as follows: (i) commercial real estate – 47.9%; (ii) commercial and industrial loans – 9.2%; (iii) consumer loans (including residential equity lines of credit and automobile loans) – 22.6%; (iv) agricultural loans (including agricultural real estate loans) – 9.9%; (v) residential real estate – 6.4%; and (vi) construction and land development – 4.0% .

In addition to the lending activities noted above, we offer a wide range of deposit products for the retail and commercial banking markets including checking, interest-bearing checking, business sweep, public funds sweep, savings, time deposit and retirement accounts, as well as remote deposit, telephone and mobile banking, including mobile deposit, and internet banking with bill-pay options. Interest bearing deposits include high yield sweep accounts designed for our commercial customers and for public entities such as municipalities. In addition we offer a premium interest bearing checking account for our consumer customers. As of December 31, 2015, the Bank had 29,518 deposit accounts with balances totaling approximately $528 million, compared to 28,821 deposit accounts with balances totaling approximately $469 million at December 31, 2014.  We attract deposits through our customer-oriented product mix, competitive pricing, convenient locations, mobile and internet banking, remote deposit operations and drive-up banking, all provided with a high level of customer service.

Most of our deposits are attracted from individuals, business-related sources and smaller municipal entities.  This mix of deposit customers resulted in a relatively modest average deposit balance of approximately $17.9 thousand at December 31, 2015. However, it makes us less vulnerable to adverse effects from the loss of depositors who may be seeking higher yields in other markets or who may otherwise draw down balances for cash needs.

We also offer a variety of other products and services to complement the lending and deposit services previously reviewed.  These include cashier’s checks, bank-by-mail, ATMs, night depository, safe deposit boxes, direct deposit, electronic funds transfers and other customary banking services.

Through our offering of a Remote Deposit product our business customers are able to make non-cash deposits remotely from their physical location. With this product, we have extended our service area and can now meet the deposit needs of customers who may not be located within a convenient distance of one of our branch offices.

Additionally, the Bank has devoted a substantial amount of time and capital to the improvement of existing Bank services, during 2009 we replaced our on-line banking service with a new state of the art product that greatly expands the features available to our customers. In addition we utilized this platform to add mobile banking services during the first quarter of 2010. During 2015 we enhanced our mobile banking services and began offering mobile deposit services. During 2010 Plumas Bank began offering a new Green Account which promotes protecting the environment, reducing clutter and making life simpler for the customer through technological advancements such as eStatements, online banking, and debit card usage. In 2011, we introduced a new product for our larger business customers which use repurchase agreements as an alternative to interest-bearing deposits. The balance in this product at December 31, 2015 was $7.7 million. Interest paid on this product is similar to that which can be earned on the Bank’s premium money market account; however, these are not deposits and are not FDIC insured. During the first quarter of 2012 we replaced our ATMs with new state of the art machines that are capable of accepting check and cash deposits without a deposit envelope.

The officers and employees of the Bank are continually engaged in marketing activities, including the evaluation and development of new products and services, to enable the Bank to retain and improve its competitive position in its service area.

We hold no patents or licenses (other than licenses required by appropriate bank regulatory agencies or local governments), franchises, or concessions.  Our business has a modest seasonal component due to the heavy agricultural and tourism orientation of some of the communities we serve.  As our branches in less rural areas such as Truckee and Redding have expanded and with the opening of our Auburn SBA lending office and growth in our indirect automobile lending, the agriculture-related base has become less significant.  We are not dependent on a single customer or group of related customers for a material portion of our deposits, nor are a material portion of our loans concentrated within a single industry or group of related industries.  There has been no material effect upon our capital expenditures, earnings, or competitive position as a result of federal, state, or local environmental regulation.

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

We offer various loan products which encourage job growth and support community economic development. Types of loans offered range from personal and commercial loans to real estate, construction, agricultural, automobile and Government-guaranteed loans. Many banking decisions are made locally with the goal of maintaining customer satisfaction through the timely delivery of high quality products and services.

Recent Developments. On July 31, 2015 the Bank completed its acquisition of the Redding, California, branch of Rabobank N.A. The transaction included the acquisition of approximately $10 million in deposits. The branch, located at 1335 Hilltop Dr. in Redding, now operates as a branch of the Bank. The Bank has consolidated its Civic Center Drive branch into this new location. The Civic Center Drive facility was sold to an unrelated third party in December, 2015. In December, 2015 the Bank opened a new full service Branch located at 5050 Meadowood Mall Circle, Reno, Nevada. This is the Bank’s first branch location outside of California. Also in December, 2015 the Bank opened a SBA lending office in Scottsdale, Arizona.

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

On April 11, 2013, the Treasury announced its intent to sell its investment in the Bancorp’s Series A Preferred Stock along with similar investments the Treasury had made in seven other financial institutions, principally to qualified institutional buyers. Using a modified Dutch auction methodology that establishes a market price by allowing investors to submit bids at specified increments during the period of April 15, 2013 through April 18, 2013, the U.S. Treasury auctioned all of the Company’s 11,949 Series A Preferred Stock. The Company sought and obtained regulatory permission to participate in the auction. The Company successfully bid to repurchase 7,000 shares of the 11,949 outstanding shares. This repurchase resulted in a discount of approximately 7% on the face value of the Series A Preferred Stock plus related outstanding dividends. The remaining 4,949 shares were purchased at auction by third party private investors. On June 27, 2013 the Company repurchased 1,566 shares of the Series A Preferred Stock at $1,000 per share from certain of those third party private investors and on September 16, 2013 the Company repurchased 250 shares at $985 per share from another one of the third party investors leaving 3,133 shares outstanding as of September 30, 2013. On October 25, 2013, the Company repurchased the remaining 3,133 shares of the Series A Preferred Stock from a third party private investor for $3,101,670 plus accrued dividends of $30,453. This represents a discount of 1% from the liquidation value of the Preferred Stock. On May 22, 2013 the Company repurchased the Warrant from the Treasury at a cost of $234,500.

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

During the third quarter of 2005, the Company formed a wholly owned Delaware statutory business trust, Plumas Statutory Trust II (the “Trust II”). On September 28, 2005, the Company issued to the Trust II, Floating Rate Junior Subordinated Deferrable Interest Debentures due 2035 (the “Debentures”) in the aggregate principal amount of $4,124,000. In exchange for these debentures the Trust II paid the Company $4,124,000. The Trust II funded its purchase of debentures by issuing $4,000,000 in floating rate capital securities (“trust preferred securities”), which were sold to a third party. These trust preferred securities qualify as Tier I capital under current Federal Reserve Board guidelines. The Debentures are the only asset of the Trust II. The interest rate and terms on both instruments are substantially the same. The rate is based on the three-month LIBOR (London Interbank Offered Rate) plus 1.48%, adjustable quarterly. The proceeds from the sale of the Debentures were primarily used by the Company to inject capital into the Bank.

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

Subordinated Debenture. On April 15, 2013 the Bancorp issued a $7.5 million subordinated debenture. The subordinated debt was issued to an unrelated third-party (“Lender”) pursuant to a subordinated debenture purchase agreement, subordinated debenture note, and stock purchase warrant. On April 16, 2015 the Company paid off the subordinated debt.

The subordinated debt had an interest rate of 7.5% per annum and a term of 8 years with no prepayment allowed during the first two years and was made in conjunction with an eight-year warrant to purchase up to 300,000 shares of the Bancorp’s common stock at an exercise price, subject to anti-dilution adjustments, of $5.25 per share. Interest expense related to the subordinated debt for the years ended December 31, 2015, 2014 and 2013 totaled $219,000, $756,000 and $541,000, respectively.

Promissory Note. The Company has a $4.9 million note payable outstanding at December 31, 2015 with an unrelated commercial bank. In addition, the Company has the ability to borrow an additional $2.5 million from this same bank under a line of credit agreement. There were no outstanding borrowings on the line of credit at December 31, 2015. See “ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – Financial Condition – Note Payable” for detail information related to these borrowing agreements.

Business Concentrations.  No individual or single group of related customer accounts is considered material in relation to the Bank's assets or deposits, or in relation to our overall business. However, at December 31, 2015 approximately 73% of the Bank's total loan portfolio consisted of real estate-secured loans, including real estate mortgage loans, real estate construction loans, consumer equity lines of credit, and agricultural loans secured by real estate. Moreover, our business activities are currently focused in the California counties of Plumas, Nevada, Placer, Lassen, Modoc, Shasta and Sierra and Washoe County in Nevada. Consequently, our results of operations and financial condition are dependent upon the general trends in these economies and, in particular, the residential and commercial real estate markets. In addition, the concentration of our operations in these areas of California and Nevada exposes us to greater risk than other banking companies with a wider geographic base in the event of catastrophes, such as earthquakes, fires and floods in these regions in California and Nevada.

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

Currently, within the California towns in which the Bank has a branch there are 51 banking branch offices of competing institutions (excluding credit unions, but including savings banks), including 28 branches of 8 major banks. As of June 30, 2015, the FDIC estimated the Bank’s market share of insured deposits within the communities it serves to be as follows: Chester 65%, Quincy 55%, Alturas 65%, Fall River Mills 38%, Kings Beach 35%, Susanville 27%,Truckee 18%, Tahoe City 10%, Redding less than 1% and 100% in Greenville and Portola.

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

Employees. At December 31, 2015, the Company and its subsidiary employed 151 persons. On a full-time equivalent basis, we employed 134 persons. None of the Company’s employees are represented by a labor union, and management considers its relations with employees to be good.

Code of Ethics. The Board of Directors has adopted a code of business conduct and ethics for directors, officers (including the Company’s principal executive officer and principal financial officer) and financial personnel, known as the Corporate Governance Code of Ethics. This Code of Ethics is available on the Company’s website at www.plumasbank.com. Shareholders may request a free copy of the Code of Ethics Policy from Plumas Bancorp, Ms. Elizabeth Kuipers, Investor Relations, 35 S. Lindan Avenue, Quincy, California 95971.

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

Federal and State Bank Regulation. As a California-chartered commercial bank with deposits insured by the FDIC, the Bank is subject to the supervision and regulation of the DBO and the FDIC, as well as certain of the regulations of the FRB and the Consumer Financial Protection Bureau (“CFPB”). The DBO and the FDIC regularly examine the Bank and may prohibit the Bank from engaging in what they believe constitute unsafe or unsound banking practices.

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

The Board of Governors of the Federal Reserve System has adopted final amendments to the Small Bank Holding Company Policy Statement (Regulation Y, Appendix C) ( the “Policy Statement”) that, among other things, raised from $500 million to $1 billion the asset threshold to qualify for the Policy Statement. The Company qualifies for treatment under the Policy Statement and is no longer subject to consolidated capital rules at the bank holding company level.

For additional information, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Capital Standards.”

Dividends. The Company's ability to pay cash dividends is dependent on dividends paid to it by the Bank and limited by California corporation law. Under California law, the holders of common stock of the Company are entitled to receive dividends when and as declared by the Board of Directors, out of funds legally available, subject to certain restrictions. The California general corporation law permits a California corporation such as the Company to make a distribution to its shareholders if its retained earnings equal at least the amount of the proposed distribution or if after giving effect to the distribution, the value of the corporation’s assets exceed the amount of its liabilities plus the amount of shareholders preferences, if any, and certain other conditions are met.

It is the Federal Reserve’s policy that bank holding companies should generally pay dividends on common stock only out of income available over the past year, and only if prospective earnings support the organization’s expected future needs and financial condition. Further, it is the FRB’s policy that bank holding companies should not maintain dividend levels that undermine their ability to be a source of strength to its banking subsidiaries. The Federal Reserve also discourages dividend payment ratios that are at maximum allowable levels unless both asset quality and capital are very strong.

The Bank is a legal entity that is separate and distinct from its holding company. The Company is dependent on the performance of the Bank for funds which may be received as dividends from the Bank for use in the operation of the Company and the ability of the Company to pay dividends to shareholders. Future cash dividends by the Bank will also depend upon management’s assessment of future capital requirements, contractual restrictions, and other factors.

Dividends from the Bank to the Company are restricted under California law to the lesser of the Bank's retained earnings or the Bank's net income for the latest three fiscal years, less dividends previously declared during that period, or, with the approval of the DBO, to the greater of the retained earnings of the Bank, the net income of the Bank for its last fiscal year, or the net income of the Bank for its current fiscal year. As of December 31, 2015, the maximum amount available for dividend distribution under this restriction was approximately $5,100,000. In addition the Company’s ability to pay dividends is subject to certain covenants contained in the indentures relating to the trust preferred securities issued by the Company’s business trust subsidiaries.

The Community Reinvestment Act. The Community Reinvestment Act (“CRA”) requires that, in connection with examinations of financial institutions within its jurisdiction, the FDIC evaluate the record of the financial institutions in meeting the credit needs of their local communities, including low- and moderate-income neighborhoods, consistent with the safe and sound operation of those institutions. These factors are also considered in evaluating mergers, acquisitions and applications to open a branch or new facility. A less than “Satisfactory” rating would likely result in the suspension of any growth of the Bank through acquisitions or opening de novo branches until the rating is improved. As of the most recent report of examination the Bank’s CRA rating was “Satisfactory.”

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

The Federal Reserve Act and the FRB’s Regulation W limit the amount of certain loan and investment transactions between the Bank and its affiliates, require certain levels of collateral for such loans, and limit the amount of advances to third parties that may be collateralized by the securities of the Company or its subsidiaries. Regulation W requires that certain transactions between the Bank and its affiliates be on terms substantially the same, or at least as favorable to the Bank, as those prevailing at the time for comparable transactions with or involving nonaffiliated companies or, in the absence of comparable transactions, on terms and under circumstances, including credit standards, that in good faith would be offered to or would apply to nonaffiliated companies. The Company and its subsidiaries have adopted an Affiliate Transactions Policy and have entered into various affiliate agreements in compliance with Regulation W.

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

Federal Deposit Insurance. In addition to supervising and regulating state chartered non-member banks, the FDIC insures the Bank’s deposits, up to prescribed statutory limits, through the Deposit Insurance Fund (the “DIF”), currently $250,000 per depositor per institution. The DIF is funded primarily by FDIC assessments paid by each DIF member institution. The amount of FDIC assessments paid by each DIF member institution is based on its relative risk of default as measured by regulatory capital ratios and other supervisory factors. The Bank’s FDIC insurance expense totaled $333 thousand for 2015.

Additionally, all FDIC-insured institutions are required to pay assessments to the FDIC to fund interest payments on bonds issued by the Financing Corporation (“FICO”), an agency of the Federal government established to recapitalize the predecessor to the DIF. The Bank’s FICO assessments totaled $29 thousand for 2015. These assessments will continue until the FICO bonds mature in 2017.

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

Interstate Branching. The Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”), authorized national and state banks to establish branches in other states to the same extent as a bank chartered by that state would be permitted to branch. Previously, banks could only establish branches in other states if the host state expressly permitted out-of-state banks to establish branches in that state. Accordingly, banks may now enter new markets more freely.

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

The Dodd-Frank Act created a new, independent federal agency called the Consumer Financial Protection Bureau, which is granted broad rulemaking, supervisory and enforcement powers under various federal consumer financial protection laws. The CFPB has examination and primary enforcement authority with respect to depository institutions with $10 billion or more in assets. Smaller institutions, including the Bank, will be subject to rules promulgated by the CFPB but will continue to be examined and supervised by federal banking regulators for consumer compliance purposes. .

Anti-Money Laundering Laws. A series of banking laws and regulations beginning with the bank Secrecy Act in 1970 requires banks to prevent, detect, and report illicit or illegal financial activities to the federal government to prevent money laundering, international drug trafficking, and terrorism. Under the US PATRIOT Act of 2001, financial institutions are subject to prohibitions against specified financial transactions and account relationships, requirements regarding the Customer Identification Program, as well as enhanced due diligence and “know your customer” standards in their dealings with high risk customers, foreign financial institutions, and foreign individuals and entities.

Privacy and Data Security. The Gramm-Leach Bliley Act (“GLBA”) of 1999 imposes requirements on financial institutions with respect to consumer privacy. The GLBA generally prohibits disclosure of consumer information to non-affiliated third parties unless the consumer has been given the opportunity to object and has not objected to such disclosure. Financial institutions are further required to disclose their privacy policies to consumers annually. The GLBA also directs federal regulators, including the FDIC, to prescribe standards for the security of consumer information. The Bank is subject to such standards, as well as standards for notifying consumers in the event of a security breach. The Bank is required to have an information security program to safeguard the confidentiality and security of customer information and to ensure proper disposal of information that is no longer needed. Customers must be notified when unauthorized disclosure involves sensitive customer information that may be misused.

Potential Enforcement Actions; Supervisory Agreements. Under federal law, the Bank and its institution-affiliated parties may be the subject of potential enforcement actions by the FDIC for unsafe and unsound practices in conducting their businesses, or for violations of any law, rule or regulation or provision, any consent order with any agency, any condition imposed in writing by the agency or any written agreement with the agency. Enforcement actions may include the imposition of a conservator or receiver, cease-and-desist orders and written agreements, the termination of insurance of deposits, the imposition of civil money penalties, the payment of restitution and removal and prohibition orders against institution-affiliated parties. The DBO also has authority to bring similar enforcement actions against the Bank. The FRB has the authority to bring similar enforcement actions against the Company.

Legislation and Proposed Changes. From time to time, legislation is enacted which has the effect of increasing the cost of doing business, limiting or expanding permissible activities or affecting the competitive balance between banks and other financial institutions. Proposals to change the laws and regulations governing the operations and taxation of banks, bank holding companies and other financial institutions are frequently made in Congress, in the California legislature and before various bank regulatory agencies. Typically, the intent of this type of legislation is to strengthen the banking industry, even if it may on occasion prove to be a burden on management’s plans. No prediction can be made as to the likelihood of any major changes or the impact that new laws or regulations might have on us.

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

Recent Accounting Pronouncements

See Note 2 – “Summary of Significant Accounting Policies – Adoption of New Accounting Standards” of the Company’s Consolidated Financial Statements in Item 8 – Financial Statements and Supplementary Data of this Annual Report on Form 10K for information related to recent accounting pronouncements.

ITEM 1A. RISK FACTORS

A deterioration of national or local economic conditions could reduce the Company’s profitability.

The Company’s lending operations and its customers are primarily located in the eastern region of Northern California. A significant downturn in the national economy or the local economy due to agricultural commodity prices, real estate prices, public policy decisions, natural disaster, drought or other factors could result in a decline in the local economy in general, which could in turn negatively impact the Company.

The majority of the Company’s assets are loans, which if not repaid would result in losses to the Bank.

The Bank, like other lenders, is subject to credit risk, which is the risk of losing principal or interest due to borrowers’ failure to repay loans in accordance with their terms. Underwriting and documentation controls cannot mitigate all credit risk. A downturn in the economy or the real estate market in the Company’s market areas or a rapid increase in interest rates could have a negative effect on collateral values and borrowers’ ability to repay. To the extent loans are not paid timely by borrowers, the loans are placed on non-accrual status, thereby reducing interest income. Further, under these circumstances, an additional provision for loan and lease losses or unfunded commitments may be required. See Management’s Discussion and Analysis of Financial Condition and Results of Operations – “Analysis of Asset Quality and Allowance for Loan Losses”.

If the Company’s allowance for loan losses is not sufficient to absorb actual loan losses, the Company’s profitability could be reduced.

The risk of loan losses is inherent in the lending business. The Company maintains an allowance for loan losses based upon the Company’s actual losses over a relevant time period and management’s assessment of all relevant qualitative factors that may cause future loss experience to differ from its historical loss experience. Although the Company maintains a rigorous process for determining the allowance for loan losses, it can give no assurance that it will be sufficient to cover future loan losses. If the allowance for loan losses is not adequate to absorb future losses, or if bank regulatory agencies require the Company to increase its allowance for loan losses, earnings could be significantly and adversely impacted.

A deterioration in the real estate market could have a material adverse effect on the Company’s business, financial condition and results of operations.

As of December 31, 2015, approximately 73% of the Company’s total loan portfolio is secured by real estate, the majority of which is commercial real estate. Increases in commercial and consumer delinquency levels or declines in real estate market values would require increased net charge-offs and increases in the allowance for loan losses, which could have a material adverse effect on the Company’s business, financial condition and results of operations and prospects.

Fluctuations in interest rates could reduce profitability.

The Company’s earnings depend largely upon net interest income, which is the difference between the total interest income earned on interest earning assets (primarily loans and investment securities) and the total interest expense incurred on interest bearing liabilities (primarily deposits and borrowed funds). The interest earned on assets and paid on liabilities are affected principally by direct competition, and general economic conditions at the state and national level and other factors beyond the Company’s control such as actions of the FRB, the general supply of money in the economy, legislative tax policies, governmental budgetary matters, and other state and federal economic policies. Although the Company maintains a rigorous process for managing the impact of possible interest rate fluctuations on earnings, the Company can provide no assurance that its management efforts will prevent earnings from being significantly and adversely impacted by changes in interest rates.

The Company could be required to raise additional capital in the future, but that capital may not be available when it is needed or may not be available on terms that are favorable to the Company.

Federal and state bank regulatory authorities require the Company and the Bank to maintain adequate levels of capital to support their operations. The Company’s ability to raise additional capital if and as needed depends on conditions in the capital markets, which are outside the Company’s control, and on the Company’s financial performance. Accordingly, the Company may not be able to raise additional capital, if needed, on terms that are acceptable to the Company. If the Company is unable to raise additional capital when needed, it could be required to curtail its growth strategy or reduce the levels of assets owned. In addition, although the Company and the Bank are currently well-capitalized under applicable regulatory frameworks, bank regulators are authorized and sometimes required to impose a wide range of requirements, conditions, and restrictions on banks and bank holding companies that fail to maintain adequate capital levels.

The continuing California drought could have an adverse impact on the Company’s business.

During 2015, California continued to experience a severe drought. A significant portion of the Company’s borrowers are involved in or are dependent on the agricultural industry in California, which requires water. As of December 31, 2015, approximately 10% of the Company’s loans were categorized as agricultural loans. As a result of the drought, there have been governmental proposals concerning the distribution or rationing of water. If the amount of water available to agriculture becomes scarcer due to drought or rationing, growers may not be able to continue to produce agricultural products profitably, which could force some out of business. Although many of the Company’s customers are not directly involved in agriculture, they could be impacted by difficulties in the agricultural industry because many jobs and businesses in the Company’s market areas are related to the production of agricultural products. Therefore, the drought could adversely impact the Company’s loan portfolio, business, financial condition and results of operations.

 The Company faces substantial competition from larger banks and other financial institutions.

The Company faces substantial competition for deposits and loans. Competition for deposits primarily comes from other commercial banks, savings institutions, thrift and loan associations, money market and mutual funds and other investment alternatives. Competition for loans comes from other commercial banks, savings institutions, credit unions, mortgage banking firms, thrift and loan associations and other financial intermediaries. Larger competitors, by virtue of their larger capital resources, have substantially greater lending limits and marketing resources than the Company. In addition, they have greater resources and may be able to offer longer maturities or lower rates. The Company’s competitors may also provide certain services for their customers, including trust and international banking, that the Company is only able to offer indirectly through correspondent relationships. Ultimately, competition can reduce the Company’s profitability, as well as make it more difficult to increase the size of its loan portfolio and deposit base.

There are risks associated with the Company’s growth strategy.

During the past year, the Company completed the purchase and assumption of a branch office in Redding, California, received regulatory approval to open a branch office in Reno, Nevada and established a loan production office in Scottsdale, Arizona. The Company may engage in additional acquisition activity and open additional offices in the future to expand the Company’s markets or further its growth strategy. There is no assurance that future acquisitions or offices will be successful. Further, growth may strain the Company’s administrative, managerial, financial and operational resources and increase demands on its systems and controls. If the Company pursues its growth strategy too aggressively, fails to attract qualified personnel, control costs or maintain asset quality, or if factors beyond management’s control divert attention away from its business operations, the Company’s pursuit of its growth strategy could have a material adverse impact on its existing business.

The Company relies on key executives and personnel and the loss of any of them could have a material adverse impact on the Company’s prospects.

Competition for qualified employees and personnel in the banking industry is intense and there are a limited number of qualified persons with knowledge of, and experience in, the California community banking industry. The process of recruiting personnel with the combination of skills and attributes required to carry out the Company’s strategies is often lengthy. The Company’s success depends to a significant degree upon its ability to attract and retain qualified management, loan origination, finance, administrative, marketing, compliance and technical personnel and upon the continued contributions of its management and personnel. In particular, the Company’s success has been and continues to be highly dependent upon the abilities of key executives and certain other employees.

Security breaches and technological disruptions could damage the Company’s reputation and profitability. The Company’s business is highly reliant on third party vendors and its ability to manage the operational risks associated with outsourcing those services.

The Company’s electronic banking activities expose it to possible liability and loss of reputation should an unauthorized party gain access to confidential customer information. Despite its considerable efforts and investment to provide the security and authentication necessary to effect secure transmission of data, the Company cannot fully guarantee that these precautions will protect its systems from future compromises or breaches of its security measures. Although the Company has developed systems and processes that are designed to recognize and assist in preventing security breaches (and periodically test its security), failure to protect against or mitigate breaches of security could adversely affect its ability to offer and grow its online services, constitute a breach of privacy or other laws, result in costly litigation and loss of customer relationships, negatively impact the Bank’s reputation, and could have an adverse effect on its business, results of operations and financial condition. The Company may also incur substantial increases in costs in an effort to minimize or mitigate cyber security risks and to respond to cyber incidents.

The potential for operational risk exposure exists throughout the Company’s business. Integral to the Company’s performance is the continued efficacy of the Company’s technology and information systems, operational infrastructure and relationships with third parties and its colleagues in its day-to-day and ongoing operations. Failure by any or all of these resources subjects us to risks that may vary in size, scale and scope. This includes, but is not limited to, operational or systems failures, disruption of client operations and activities, ineffectiveness or exposure due to interruption in third party support as expected, as well as, the loss of key colleagues or failure on the part of key colleagues to perform properly.

Additionally, the Company outsources a large portion of its data processing to third parties which may encounter technological or other difficulties that may significantly affect the Company’s ability to process and account for customer transactions. These vendors provide services that support its operations, including the storage and processing of sensitive consumer and business customer data, as well as its sales efforts. A cyber security breach of a vendor’s system may result in theft of the Company’s data or disruption of business processes.  In most cases, the Company will remain primarily liable to its customers for losses arising from a breach of a vendor’s data security system. The Company relies on its outsourced service providers to implement and maintain prudent cyber security controls.  The loss of these vendor relationships could disrupt the services the Company provides to its customers and cause us to incur significant expense in connection with replacing these services.

The Company may incur fines, penalties and other negative consequences from regulatory violations, possibly even inadvertent or unintentional violations.

The Company is subject to significant federal and state regulation and supervision. In the past, the Company’s business has been increasingly affected by these regulations, and this trend is likely to continue into the future. Many of these laws are subject to interpretation and changing regulatory approaches to supervision and enforcement. The Company maintains systems and procedures designed to ensure that it complies with applicable laws and regulations, but there can be no assurance that these will be effective. The Company may incur fines, penalties and other negative consequences from regulatory violations. The Company may also suffer other negative consequences resulting from findings of noncompliance with laws and regulations, that may also damage its reputation, and this in turn might materially affect its business and results of operations. Further, some legal/regulatory frameworks provide for the imposition of fines, restitution or penalties for noncompliance even though the noncompliance was inadvertent or unintentional and even though there were in place at the time systems and procedures designed to ensure compliance.

The Company’s disclosure controls and procedures may not prevent or detect all errors or acts of fraud.

The Company’s disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed by us in reports it files under the Exchange Act is accurately accumulated and communicated to management, and recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. The Company believes that any disclosure controls and procedures or internal controls and procedures, no matter how well conceived and operated, cannot provide absolute assurance that the objectives of the control system are met.

These inherent limitations include the realities that judgments in decision making can be faulty, that alternative reasoned judgments can be drawn, or that breakdowns can occur because of a simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people or by an unauthorized override of the controls. Accordingly, because of the inherent limitations in its control system, misstatements due to error or fraud may occur and not be detected, which could result in a material weakness in its internal controls over financial reporting and the restatement of previously filed financial statements.

The price of the Company’s common stock may be volatile or may decline

The trading price of the Company’s common stock may fluctuate as a result of a number of factors, many of which are outside its control. Among the factors that could affect the Company’s stock price are:

•	actual or anticipated quarterly fluctuations in the Company’s operating results and financial condition;

•	research reports and recommendations by financial analysts;

•	failure to meet analysts’ revenue or earnings estimates;

•	speculation in the press or investment community;

•	actions by the Company or its competitors, such as acquisitions or restructurings;

•	actions by institutional shareholders;

•	fluctuations in the stock prices and operating results of its competitors;

•	general market conditions and, in particular, developments related to market conditions for the financial services industry;

•	proposed or adopted regulatory changes or developments;

•	anticipated or pending investigations, proceedings or litigation that involve or affect us;

•	domestic and international economic factors unrelated to its performance.

Significant decline in the Company’s stock price could result in substantial losses for individual shareholders and could lead to costly and disruptive securities litigation.

The trading volume of the Company’s common stock is limited.

Although the Company’s common stock is traded on the Nasdaq Stock Market, trading to date has been relatively modest. The limited trading market for the Company’s common stock may lead to exaggerated fluctuations in market prices and possible market inefficiencies compared to more actively traded securities. It may also make it more difficult for investors to sell the Company’s common stock at desired prices, especially for holders seeking to dispose of a large number shares of stock.

The Company depends primarily on the operations of the Bank to repay its indebtedness. The Company’s ability to pay any dividends or repurchase any of its shares in the future will also depend on the success of the Bank’s operations.

The Company is a separate and distinct legal entity from its subsidiary, the Bank, and it receives substantially all of its revenue from dividends paid by the Bank. There are legal limitations on the extent to which the Bank may extend credit, pay dividends or otherwise supply funds to, or engage in transactions with, the Company. The Company’s inability to receive dividends from the Bank could adversely affect its business, financial condition, results of operations and prospects.

Disruptions in market conditions may adversely impact the fair value of available-for-sale investment securities.

Generally Accepted Accounting Principles (“GAAP”) require the Company to carry its available-for-sale investment securities at fair value on its balance sheet. Unrealized gains or losses on these securities, reflecting the difference between the fair market value and the amortized cost, net of its tax effect, are reported as a component of shareholders’ equity. In certain instances GAAP requires recognition through earnings of declines in the fair value of securities that are deemed to be other than temporarily impaired. Changes in the fair value of these securities may result from a number of circumstances that are beyond the Company’s control, such as changes in interest rates, the financial condition of government sponsored enterprises or insurers of municipal bonds, changes in demand for these securities as a result of economic conditions, or reduced market liquidity. There can be no assurance that the declines in market value will not result in other than temporary impairments of these assets, which would lead to loss recognition that could have a material adverse effect on the Company’s net income and capital levels.

Damage to the Company’s reputation could significantly harm the Company’s business and prospects.

The Company’s reputation is an important asset. The Company’s relationship with many of its customers is predicated upon its reputation as a high quality provider of financial services that adheres to the highest standards of ethics, service quality and regulatory compliance. The Company’s ability to attract and retain customers, investors and employees depends upon external perceptions. Damage to its reputation among existing and potential customers, investors and employees could cause significant harm to the Company’s business and prospects and may arise from numerous sources, including litigation or regulatory actions, failing to deliver minimum standards of service and quality, lending practices, inadequate protection of customer information, sales and marketing efforts, compliance failures, unethical behavior and the misconduct of employees. Adverse developments in the banking industry may also, by association, negatively impact the Company’s reputation or result in greater regulatory or legislative scrutiny or litigation against us. The Company has policies and procedures in place that seek to protect its reputation and promote ethical conduct, but these policies and procedures may not be fully effective. Negative publicity regarding the Company’s business, employees, or customers, with or without merit, may result in the loss of customers, investors, and employees, costly litigation, a decline in revenues and increased governmental regulation.

The markets in which the Company operates are subject to the risk of earthquakes and other natural disasters.

Most of the Company’s offices are located in California. Also, most of the real and personal properties securing the Company’s loans are located in California. California its prone to earthquakes, brush fires, flooding and other natural disasters. In addition to possibly sustaining damage to its own properties, if there is a major earthquake, brush fires, flood or other natural disaster, the Company faces the risk that many of the Company’s borrowers may experience uninsured property losses, or sustained job interruption and/or loss which may materially impair their ability to meet the terms of their loan obligations. Therefore, a major earthquake, brush fire, flood or other natural disaster in California could have a material adverse effect on the Company’s business, financial condition, results of operations and cash flows.

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2. PROPERTIES

Of the Company’s twelve depository branches, ten are owned and two are leased. The Company also leases three lending offices and owns four administrative facilities.

Owned Properties
35 South Lindan Avenue	32 Central Avenue	80 W. Main St.
Quincy, California (1)	Quincy, California (1)	Quincy, California (1)

424 N. Mill Creek	336 West Main Street	120 North Pine Street
Quincy, California (1)	Quincy, California	Portola, California

43163 Highway 299E	121 Crescent Street	255 Main Street
Fall River Mills, California	Greenville, California	Chester, California

510 North Main Street	3000 Riverside Drive	8475 North Lake Boulevard
Alturas, California	Susanville, California	Kings Beach, California

11638 Donner Pass Road	5050 Meadowood Mall Circle
Truckee, California	Reno, Nevada

Leased Properties
243 North Lake Boulevard	1335 Hilltop Drive	470 Nevada St., Suite 108
Tahoe City, California	Redding, California	Auburn, California (2)

11111 North Scottsdale Road, Unit C	2585 Ceanothus Avenue, Suite 173
Scottsdale, Arizona (2)	Chico, CA (3)

(1) Non-branch administrative or credit administrative offices.

(2) SBA lending office.

(3) Commercial lending office.

Total rental expenses under all leases totaled $233,000, $192,000 and $154,000, in 2015, 2014 and 2013 respectively. The expiration dates of the leases vary, with the first such lease expiring during 2016 and the last such lease expiring during 2020.

Future minimum lease payments are as follows:

Year Ending December 31,
2016	$242,000
2017	151,000
2018	108,000
2019	99,000
2020	74,000
$674,000

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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCK- HOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

The Company’s common stock is quoted on the NASDAQ Capital Market under the ticker symbol "PLBC". As of December 31, 2015, there were 4,835,432 shares of the Company’s common stock outstanding held by approximately 1,300 shareholders of record as of the same date. The following table shows the high and low sales prices for the common stock, for each quarter as reported by Yahoo Finance.

	Common
Quarter	Dividends	High	Low
4th Quarter 2015	-	$9.35	$8.50
3rd Quarter 2015	-	$10.23	$8.04
2nd Quarter 2015	-	$10.00	$8.77
1st Quarter 2015	-	$10.00	$7.73

4th Quarter 2014	-	$8.25	$7.52
3rd Quarter 2014	-	$8.50	$6.77
2nd Quarter 2014	-	$7.74	$6.12
1st Quarter 2014	-	$6.75	$5.96

It is the policy of the Company to periodically distribute excess retained earnings to the shareholders through the payment of cash dividends. Such dividends help promote shareholder value and capital adequacy by enhancing the marketability of the Company’s stock. All authority to provide a return to the shareholders in the form of a cash or stock dividend or split rests with the Board of Directors (the “Board). The Board will periodically, but on no regular schedule and in accordance with regulatory restrictions, if any, reviews the appropriateness of a cash dividend payment. No common cash dividends were paid in 2015 or 2014.

The Company is subject to various restrictions on the payment of dividends. See Note 12 “Shareholders’ Equity – Dividend Restrictions” of the Company’s Consolidated Financial Statements in Item 8 – Financial Statements and Supplementary Data of this Annual Report on Form 10K.

Securities Authorized for Issuance under Equity Compensation Plans. The following table sets forth securities authorized for issuance under equity compensation plans as of December 31, 2015.

Plan Category	Number of securities to be issued upon exercise of outstanding options	Weighted-average exercise price of outstanding options	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	295,293	$5.95	294,400
Equity compensation plans not approved by security holders	None	Not Applicable	None
Total	295,293	$5.95	294,400

For additional information related to the above plans see Note 12 of the Company’s Consolidated Financial Statements in Item 8 – Financial Statements and Supplementary Data of this Annual Report on Form 10K.

Issuer Purchases of Equity Securities. There were no purchases of Plumas Bancorp common stock by the Company during 2015.

ITEM 6. SELECTED FINANCIAL DATA

The following table presents a summary of selected financial data and should be read in conjunction with the Company’s consolidated financial statements and notes thereto included under Item 8 – Financial Statements and Supplementary Data.

	At or for the year ended December 31,
	2015	2014	2013	2012	2011
	(dollars in thousands except per share information)
Statement of Income
Interest income	$22,615	$21,147	$19,460	$18,425	$18,668
Interest expense	1,204	1,693	1,534	1,274	1,848
Net interest income	21,411	19,454	17,926	17,151	16,820
Provision for loan losses	1,100	1,100	1,400	2,350	3,500
Noninterest income	7,715	7,315	6,642	6,596	7,162
Noninterest expense	18,491	17,845	17,570	18,377	19,246
Provision for income taxes	3,717	3,086	2,167	1,070	295
Net income	$5,818	$4,738	$3,431	$1,950	$941
Discount on redemption of Preferred Stock	-	-	565	-	-
Preferred Stock dividends and discount accretion	-	-	347	684	684
Net income available to common shareholders	$5,818	$4,738	$3,649	$1,266	$257
Balance sheet (end of period)
Total assets	$599,286	$538,862	$515,725	$477,802	$455,349
Total loans	$400,971	$370,390	$338,551	$315,057	$293,865
Allowance for loan losses	$6,078	$5,451	$5,517	$5,686	$6,908
Total deposits	$527,276	$467,891	$449,439	$411,562	$391,140
Total common equity	$42,496	$36,497	$30,593	$29,995	$27,865
Total shareholders’ equity	$42,496	$36,497	$30,593	$41,850	$39,634
Balance sheet (period average)
Total assets	$571,990	$531,528	$497,711	$464,609	$467,354
Total loans	$386,070	$353,389	$321,210	$301,799	$302,841
Total deposits	$503,343	$464,067	$432,284	$401,110	$407,982
Total shareholders’ equity	$39,844	$33,810	$36,032	$41,023	$39,244
Asset quality ratios
Nonperforming loans/total loans	1.13%	1.79%	1.64%	4.35%	5.73%
Nonperforming assets/total assets	1.06%	1.90%	2.33%	3.98%	5.60%
Allowance for loan losses/total loans	1.52%	1.47%	1.63%	1.80%	2.35%
Net loan charge-offs	$473	$1,166	$1,569	$3,572	$3,916
Performance ratios
Return on average assets	1.02%	0.89%	0.69%	0.42%	0.20%
Return on average common equity	14.6%	14.0%	12.0%	4.3%	0.9%
Return on average equity	14.6%	14.0%	9.5%	4.8%	2.4%
Net interest margin	4.10%	4.05%	4.03%	4.18%	4.08%
Loans to deposits	76.0%	79.2%	75.3%	76.6%	75.1%
Efficiency ratio	63.5%	66.7%	71.5%	77.4%	80.3%
Per share information
Basic earnings	$1.21	$0.99	$0.76	$0.26	$0.05
Diluted earnings	$1.15	$0.95	$0.75	$0.26	$0.05
Common cash dividends	$0.00	$0.00	$0.00	$0.00	$0.00
Book value per common share	$8.79	$7.61	$6.39	$6.28	$5.83
Common shares outstanding at period end	4,835,432	4,799,139	4,787,739	4,776,339	4,776,339
Capital ratios – Plumas Bank
Leverage ratio	9.4%	9.8%	9.7%	10.4%	9.8%
Tier 1 risk-based capital	12.7%	13.2%	13.2%	14.1%	13.7%
Total risk-based capital	14.0%	14.4%	14.5%	15.3%	15.0%

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

We are a bank holding company for Plumas Bank, a California state-chartered commercial bank. We derive our income primarily from interest received on real estate related, commercial, automobile and consumer loans and, to a lesser extent, interest on investment securities, fees received in connection with servicing deposit and loan customers and fees from the sale of government guaranteed loans. Our major operating expenses are the interest we pay on deposits and borrowings and general operating expenses. We rely on locally-generated deposits to provide us with funds for making loans.

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

The following discussion is designed to provide a better understanding of significant trends related to the Company's financial condition, results of operations, liquidity and capital. It pertains to the Company's financial condition, changes in financial condition and results of operations as of December 31, 2015 and 2014 and for each of the three years in the period ended December 31, 2015. The discussion should be read in conjunction with the Company's audited consolidated financial statements and notes thereto and the other financial information appearing elsewhere herein.

Overview

The Company recorded net income of $5.8 million for the year ended December 31, 2015, a 23% increase over net income of $4.7 million during the year ended December 31, 2014. Pretax income increased by $1.7 million, or 22%, from to $9.5 million in 2015 from $7.8 million during the year ended December 31, 2014.

Net interest income increased by $2.0 million to $21.4 million during 2015 from $19.4 million for the year ended December 31, 2014. This increase in net interest income resulted from an increase in interest income of $1.5 million and a decrease in interest expense of $489 thousand. Interest on loans increased by $1.3 million and interest on investment securities increased by $179 thousand. An increase of $2 thousand in interest expense on deposits was offset by a decrease in interest expense on borrowings of $491 thousand. The largest component of this decrease was a decrease of $537 thousand in interest expense related to the redemption of the Company’s $7.5 million subordinated debenture in April, 2015. The provision for loan losses was $1.1 million during 2015 and 2014.

During the year ended December 31, 2015 non-interest income totaled $7.7 million an increase of $400 thousand from the year ended December 31, 2014. The largest component of this increase was an increase in gain on sale of SBA loans of $546 thousand. Gains on sale of securities were $21 thousand during 2015 and $128 thousand in 2014. In addition, the 2014 quarter included a $148 thousand gain on sale of our credit card portfolio.

Non-interest expense increased by $646 thousand to $18.5 million during the twelve months ended December 31, 2015, up from $17.8 million during 2014. The largest component of this increase was an increase in salary expense of $559 thousand. This increase includes an increase in loan production personnel costs, costs associated with our new Reno, Nevada branch, an increase in commissions earned on the sale of SBA loans, related to an increase in sales volume, and merit and promotional wage increases.

The provision for income taxes increased by $631 thousand from $3.1 million in 2014 to $3.7 million during the year ended December 31, 2015.

Total assets at December 31, 2015 were $599 million, an increase of $60.4 million from $539 million at December 31, 2014. This increase included increases of $22.6 million in cash and due from banks, $6.4 million in investment securities, $30.0 million in net loans, $0.6 million in premises and equipment, $0.3 million in bank owned life insurance and $2.3 million in other assets exclusive of OREO. OREO decreased by $1.8 million.

Loans increased by $30.6 million, or 8%, from $370.4 million at December 31, 2014 to $401.0 million at December 31, 2015. The increase in loan balances includes $28.8 million in commercial real estate loans, $5.6 million in commercial loans, $4.5 million in agricultural loans and $3.7 million in automobile loans. These increases were partially offset by declines of $8.4 million in construction and land development loans and $3.6 million in all other loan types. Construction and land development loans, which management has identified as a higher-risk loan category, represented 4.0% and 6.6% of the loan portfolio as of December 31, 2015 and December 31, 2014, respectively.

Total deposits increased by $59.4 million from $468 million at December 31, 2014 to $527 million at December 31, 2015. In addition to deposit growth from our branch network, we acquired approximately $10 million in deposits with our acquisition of the Redding, California, branch of Rabobank N.A. effective July 31, 2015. No loans were acquired in this transaction. Core deposit growth remained strong in 2015 as evidenced by increases of $28.4 million in demand deposits, $19.6 million in savings accounts, $9.1 million in interest-bearing transaction accounts (NOW) and $6.4 million in money market accounts. Time deposits declined by $4.1 million, much of which we attribute to migration into other types of deposits given the low rates and lack of liquidity associated with time deposits. The Company has no brokered deposits.

Total shareholders’ equity increased by $6.0 million from $36.5 million at December 31, 2014 to $42.5 million at December 31, 2015. The $6.0 million includes earnings during the twelve month period totaling $5.8 million with the balance of $0.2 million mostly representing stock option activity.

The return on average assets was 1.02% for 2015, up from 0.89% for 2014. The return on average equity was 14.6% for 2015, up from 14.0% for 2014.

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

	Year ended December 31,
	2015			2014			2013
	Average balance	Interest income/ expense	Rates earned/ paid	Average balance	Interest income/ expense	Rates earned/ paid	Average balance	Interest income/ expense	Rates earned/ paid
	(dollars in thousands)
Assets

Interest bearing deposits	$44,302	$174	0.39%	$38,626	$137	0.35%	$41,262	$124	0.30%
Investment securities(1)	91,309	1,694	1.86	87,906	1,515	1.72	82,820	1,162	1.40
Total loans (2)(3)	386,070	20,747	5.37	353,389	19,495	5.52	321,210	18,174	5.66
Total earning assets	521,681	22,615	4.34%	479,921	21,147	4.41%	445,292	19,460	4.37%
Cash and due from banks	17,332			16,323			14,572
Other assets	32,977			35,284			37,847
Total assets	$571,990			$531,528			$497,711

Liabilities and shareholders’ equity
Interest bearing demand deposits	$88,220	80	0.09%	$83,398	76	0.09%	$83,966	90	0.11%
Money market deposits	47,149	66	0.14	46,691	65	0.14	48,730	82	0.17
Savings deposits	119,071	191	0.16	102,664	163	0.16	84,475	147	0.17
Time deposits	54,418	181	0.33	59,063	212	0.36	66,046	281	0.43
Note payable	3,858	155	4.02	2,299	111	4.83	567	23	4.06
Subordinated debentures	2,150	219	10.19	7,371	756	10.26	5,185	541	10.43
Junior subordinated debentures	10,310	306	2.97	10,310	303	2.94	10,310	313	3.04
Other	6,529	6	0.09	7,529	7	0.09	7,298	57	0.78
Total interest bearing liabilities	331,705	1,204	0.36%	319,325	1,693	0.53%	306,577	1,534	0.50%
Noninterest bearing demand deposits	194,485			172,251			149,067
Other liabilities	5,956			6,142			6,035
Shareholders’ equity	39,844			33,810			36,032
Total liabilities and shareholders’ equity	$571,990			$531,528			$497,711
Net interest income		$21,411			$19,454			$17,926
Net interest spread (4)			3.98%			3.88%			3.87%
Net interest margin (5)			4.10%			4.05%			4.03%

(1)	Interest income is reflected on an actual basis and is not computed on a tax-equivalent basis.

(2)	Average nonaccrual loan balances of $5.6 million for 2015, $6.7 million for 2014 and $9.3 million for 2013 are included in average loan balances for computational purposes.

(3)

Loan origination fees and costs are included in interest income as adjustments of the loan yields over the life of the loan using the interest method. Loan interest income includes net loan costs of $696,000, $380,000 and $371,000 for 2015, 2014 and 2013, respectively.

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

The following table sets forth changes in interest income and interest expense, for the years indicated and the amount of change attributable to variances in volume, rates and the combination of volume and rates based on the relative changes of volume and rates:

	2015 compared to 2014 Increase (decrease) due to change in:				2014 compared to 2013 Increase (decrease) due to change in:

	Average	Average			Average	Average
	Volume(1)	Rate(2)	Mix(3)	Total	Volume(1)	Rate(2)	Mix(3)	Total
	(dollars in thousands)
Interest-earning assets:
Interest bearing deposits	$20	$15	$2	$37	$(8)	$22	$(1)	$13
Investment securities	59	116	4	179	72	265	16	353
Loans	1,803	(504)	(47)	1,252	1,821	(454)	(46)	1,321
Total interest income	1,882	(373)	(41)	1,468	1,885	(167)	(31)	1,687

Interest-bearing liabilities:
Interest bearing demand deposits	4	-	-	4	(1)	(13)	-	(14)
Money market deposits	1	-	-	1	(3)	(14)	-	(17)
Savings deposits	26	2	-	28	32	(13)	(3)	16
Time deposits	(17)	(15)	1	(31)	(30)	(44)	5	(69)
Note payable	75	(19)	(12)	44	70	4	14	88
Subordinated debentures	(535)	(5)	3	(537)	228	(9)	(4)	215
Junior subordinated debentures	-	3	-	3	-	(10)	-	(10)
Other borrowings	(1)	-	-	(1)	2	(50)	(2)	(50)
Total interest expense	(447)	(34)	(8)	(489)	298	(149)	10	159

Net interest income	$2,329	$(339)	$(33)	$1,957	$1,587	$(18)	$(41)	$1,528

(1)      The volume change in net interest income represents the change in average balance multiplied by the previous year’s rate.

(2)      The rate change in net interest income represents the change in rate multiplied by the previous year’s average balance.

(3)      The mix change in net interest income represents the change in average balance multiplied by the change in rate.

2015 compared to 2014. Net interest income is the difference between interest income and interest expense. Net interest income, on a nontax-equivalent basis, was $21.4 million for the year ended December 31, 2015, up $2.0 million, or 10.1%, from $19.4 million for 2014. The $2.0 million included an increase of $1.5 million, or 6.9% in interest income, from $21.1 million during 2014 to $22.6 million during the current year and a decrease of $489 thousand in interest expense.

Interest and fees on loans increased by $1.3 million, interest on investment securities increased by $179 thousand and interest on deposits increased by $37 thousand. The increase in interest and fees on loans was related to an increase in average loan balances partially offset by a decline in yield. Interest on investments securities benefited from both an increase in yield and an increase in average balance.

Interest and fees on loans was $20.8 million during 2015 and $19.5 million for the year ended December 31, 2014. The average loan balances were $386.1 million for 2015, up $32.7 million from the $353.4 million for 2014. The following table compares loan balances by type at December 31, 2015 and 2014.

(dollars in thousands)	Balance at End of Period	Percent of Loans in Each Category to Total Loans	Balance at End of Period	Percent of Loans in Each Category to Total Loans
	12/31/15	12/31/15	12/31/14	12/31/14
Commercial	$37,084	9.2%	$31,465	8.5%
Agricultural	39,856	9.9%	35,355	9.5%
Real estate - residential	25,474	6.4%	29,284	7.9%
Real estate – commercial	192,095	47.9%	163,306	44.1%
Real estate – construction	16,188	4.0%	24,572	6.6%
Equity Lines of Credit	38,327	9.6%	38,972	10.5%
Auto	48,365	12.1%	44,618	12.1%
Other	3,582	0.9%	2,818	0.8%
Total Gross Loans	$400,971	100%	$370,390	100%

The average yield on loans was 5.37% for 2015 down from 5.52% for 2014. We attribute much of the decrease in yield to price competition in our service area. In addition, during the fourth quarter of 2014 the Company benefited from a prepayment fee of approximately $0.2 million on a large commercial real estate loan which increased overall loan yield by approximately 5 basis points.

Interest on investment securities increased by $179 thousand as a result of an increase in yield of 14 basis points from 1.72% during 2014 to 1.86% during 2015 and an increase in average balance from $87.9 million in 2014 to $91.3 million in 2015. The increase in yield on investment securities includes an increase in municipal securities as a percentage of total securities and an increase in market yields. Interest income on other interest-earning assets, which totaled $174 thousand in 2015 and $137 thousand in 2014, primarily relates to interest on cash balances held at the Federal Reserve.

Interest expense on deposits increased by $2 thousand to $518 thousand for the twelve months ended December 31, 2015, up from $516 thousand in 2014. Interest expense on time deposits declined by $31 thousand from $212 thousand during 2014 to $181 thousand at during 2015. Average time deposits declined by $4.7 million from $59.1 million during 2014 to $54.4 million during the year ended December 31, 2015. We attribute much of this decline to migration into other types of deposits given the low rates and lack of liquidity associated with time deposits. The average rate paid on time deposits decreased from 0.36% during 2014 to 0.33% during the current twelve month period. This decrease primarily relates to the maturity of higher rate time deposits.

Interest expense on NOW accounts increased by $4 thousand. Rates paid on NOW accounts averaged 0.09% during 2015 and 2014. Average balances increased by $4.8 million from 2014 to $88.2 million. Interest expense on money market accounts increased by $1 thousand to $66 thousand during the year ended December 31, 2015. Interest expense on savings accounts increased by $28 thousand as we continued to experience strong growth in this category of deposits. Average savings deposits increased by $16.4 million from $102.7 million during 2014 to $119.1 million during 2015. The average rate paid on savings accounts during these same periods was 16 basis points.

Interest expense on other interest-bearing liabilities decreased by $491 thousand from $1.2 million during the year ended December 31, 2014 to $686 thousand during the current twelve month period. On April 15, 2013, to help fund the repurchase of preferred stock during 2013, the Company issued a $7.5 million subordinated debenture. The subordinated debt bears an interest rate of 7.5% per annum, has a term of 8 years with no prepayment allowed during the first two years and was made in conjunction with an eight-year warrant (the “Lender Warrant”) to purchase up to 300,000 shares of the Company’s common stock, no par value at an exercise price, subject to anti-dilution adjustments, of $5.25 per share. On April 16, 2015 we paid off the subordinated debenture resulting in a reduction in interest expense related to this debt of $537 thousand from $756 thousand during 2014 to $219 thousand during 2015. The effective yield on the debenture during 2015 was 10.2% which was in excess of the 7.5% rate due to amortization of a $75 thousand commitment fee and a discount recorded on issuance of $318 thousand.

Interest expense on the Company’s note payable (see “Financial Condition – Note Payable”) increased by $44 thousand to $155 thousand during the twelve months ended December 31, 2015. This increase was related to an increase in average borrowings on this note from $2.3 million during the 2014 period to $3.9 million during the year ended December 31, 2015. During April of 2015 we borrowed an additional $4 million on the note bringing the balance to $5 million. This $4 million along with a dividend from Plumas Bank to Plumas Bancorp were used to fund the payoff of the subordinated debenture. The average rate paid on the note payable was 4.02% during 2015 and 4.83% during the twelve months ended December 31, 2014.

Interest expense on junior subordinated debentures, which increased by $3 thousand to $306 thousand, fluctuates with changes in the 3-month London Interbank Offered Rate (LIBOR) rate. Interest on other borrowings, which mostly relates to repurchase agreements, totaled $6 thousand in 2015 and $7 thousand in 2014.

Net interest margin is net interest income expressed as a percentage of average interest-earning assets. As a result of the changes noted above, the net interest margin for 2015 increased to 4.10%, from 4.05% for 2014.

2014 compared to 2013. Net interest income, on a nontax-equivalent basis, was $19.4 million for the year ended December 31, 2014, up $1.5 million, or 8.5%, from $17.9 million for 2013. An increase of $1.7 million, or 8.7% in interest income, from $19.4 million during 2013 to $21.1 million during the current year, was partially offset by an increase in interest expense of $159 thousand.

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

Interest expense on other interest-bearing liabilities increased by $243 thousand from $934 thousand during the twelve months ending December 31, 2013 to $1.2 million during 2014. This increase was mostly related to an increase of $215 thousand in interest expense on the $7.5 million subordinated debenture which was only outstanding for 8.5 months during 2013. The effective yield on the debenture during 2014 was 10.3% which was in excess of the 7.5% rate due to amortization of a $75 thousand commitment fee and a discount recorded on issuance of $318 thousand.

Interest expense on the Company’s note payable for 2013 totaled $23 thousand and for 2014 it totaled $111 thousand. The increase relates mostly to an increase in average balance from $567 thousand in 2013 to $2.3 million during 2014.

Interest expense on junior subordinated debentures, which decreased by $10 thousand from 2013, fluctuates with changes in the 3-month LIBOR rate.

Interest on other borrowings, which during 2014 relates to repurchase agreements, totaled $7 thousand in 2014 and $57 thousand in 2013.

Net interest margin is net interest income expressed as a percentage of average interest-earning assets. As a result of the changes noted above, the net interest margin for 2014 increased slightly to 4.05%, from 4.03% for 2013.

Provision for Loan Losses

During the years ended December 31, 2015 and 2014 we recorded a provision for loan losses of $1.1 million. See “Analysis of Asset Quality and Allowance for Loan Losses” for further discussion of loan quality trends and the provision for loan losses.

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

Non-Interest Income

The following table sets forth the components of non-interest income for the years ended December 31, 2015, 2014 and 2013.

	Years Ended December 31,			Change during Year
	2015	2014	2013	2015	2014
	(dollars in thousands)
Service charges on deposit accounts	$3,954	$4,108	$3,912	$(154)	$196
Gain on sale of loans, net	1,942	1,396	1,399	546	(3)
Loan servicing fees	562	502	323	60	179
Earnings on bank owned life insurance policies	342	341	344	1	(3)
Gain on sale of investments	21	128	-	(107)	128
Other income	894	840	664	54	176
Total non-interest income	$7,715	$7,315	$6,642	$400	$673

2015 compared to 2014. During the twelve months ended December 31, 2015 non-interest income totaled $7.7 million an increase of $400 thousand from the year ended December 31, 2014. The largest component of this increase was an increase of $546 thousand in gains on the sale of government guaranteed SBA loans mostly related to an increase in the volume of loans originated and sold. During 2015, proceeds from SBA loan sales totaled $29.4 million resulting in a gain on sale of $1.9 million. This compares to proceeds of $21.6 million and a gain on sale of $1.4 million during 2014. Loan servicing income, which increased by $60 thousand, represents servicing income received on the guaranteed portion of small business administration (“SBA”) loans sold into the secondary market. At December 31, 2015 we were servicing over $86 million in guaranteed portions of loans an increase of $10 million from over $76 million at December 31, 2014. Other non-interest income increased by $54 thousand to $894 thousand mostly related to an increase of $126 thousand in dividends received on Federal Home Loan Bank of San Francisco (FHLB) stock. Of the $126 thousand, $88 thousand was a one-time special dividend paid by the FHLB during June 2015. The effect of the increase in FHLB dividends and increases in other items of other non-interest income were partially offset by a $148 thousand gain on the sale of our credit card portfolio during the fourth quarter of 2014. The largest decrease in non-interest income was $154 thousand in service charge income most of which was related to a reduction in NSF and overcharge income which we attribute to improved economic conditions as well as working with our customers to help them reduce NSF activity. Additionally, gain on sale of investments declined by $107 thousand from $128 thousand during the twelve months ended December 31, 2014 to $21 thousand during 2015.

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

Non-Interest Expense

The following table sets forth the components of other non-interest expense for the years ended December 31, 2015, 2014 and 2013.

	Years Ended December 31,			Change during Year
	2015	2014	2013	2015	2014
	(dollars in thousands)
Salaries and employee benefits	$10,277	$9,474	$8,729	$803	$745
Occupancy and equipment	2,782	2,902	2,874	(120)	28
Outside service fees	2,003	2,042	1,855	(39)	187
Professional fees	707	583	831	124	(248)
Telephone and data Communications	376	351	287	25	64
Deposit insurance	362	387	435	(25)	(48)
Business development	332	279	291	53	(12)
Advertising and promotion	305	282	281	23	1
Director compensation and retirement	300	298	232	2	66
Armored car and courier	234	224	228	10	(4)
Loan collection costs	200	182	212	18	(30)
OREO expenses	182	362	310	(180)	52
Stationery and supplies	105	122	113	(17)	9
Insurance	95	(9)	112	104	(121)
Provision from change in OREO valuation	79	240	486	(161)	(246)
Postage	41	45	51	(4)	(6)
Gain on sale of OREO	(198)	(101)	(171)	(97)	70
Other operating expense	309	182	414	127	(232)
Total non-interest expense	$18,491	$17,845	$17,570	$646	$275

2015 compared to 2014. Non-interest expense increased by $646 thousand to $18.5 million during the twelve months ended December 31, 2015, up from $17.8 million during 2014. The largest components of this increase were $803 thousand in salary and benefit expense, $124 thousand professional fees, $104 thousand in insurance expense and $127 thousand in other operating expenses. The largest declines in non-interest expense were $180 thousand in OREO expenses, $161 thousand in the provision from change in OREO valuation and $120 thousand in occupancy and equipment expense.

The increase in salary and benefits includes an increase in salary expense, exclusive of commissions, of $412 thousand mostly related to merit and promotion increases, new hires including three loan officers; one serving Reno, Nevada, one located in Chico, California and an SBA loan officer in Scottsdale Arizona, and a branch manager for our new Reno, Nevada location. Other significant increases in salary and benefit expense include an increase of $147 thousand in commission expense, $111 thousand in 401k plan contributions and a reduction of $104 thousand in the deferral of loan origination costs. The increase in commission expense is mostly related to an increase in SBA activity. Effective January 1, 2015, we reestablished a 401k matching benefit resulting in $111 thousand in matching contributions. During each of 2015 and 2014 the Company’s bonus expense totaled $600 thousand, the maximum payable under the terms of the respective bonus plans.

The largest component of the increase in professional fees was an increase of $79 thousand in legal fees related to loan collection activities and general corporate matters including costs associated with our Redding branch acquisition and our future Reno, Nevada branch. The second largest increase in professional fees was an increase of $52 thousand in audit expense related to lending functions, including the cost of our semi-annual loan review, an annual review of our SBA loan operations by the SBA and a review of our loan compliance systems. Insurance expense, during 2014, benefited from a one-time adjustment to accrued life insurance costs.

The decline in OREO costs includes a decrease in OREO legal expense of $125 thousand and a decline in repair and maintenance costs of $54 thousand. During 2014 we incurred $142 thousand in legal costs, related to OREO, pursuing additional recoveries on selected OREO properties through legal channels. In addition, OREO repair expense during 2014 totaled $93 thousand much of which was used to fix up several properties in an effort to increase their marketability. OREO repair costs were $62 thousand in 2015. OREO maintenance costs declined by $23 thousand related to a decline in OREO properties.

OREO represents real property taken by the Bank either through foreclosure or through a deed in lieu thereof from the borrower. When other real estate is acquired, any excess of the Bank’s recorded investment in the loan balance and accrued interest income over the estimated fair market value of the property less costs to sell is charged against the allowance for loan losses. A valuation allowance for losses on other real estate is maintained to provide for temporary declines in value. The allowance is established through a provision for subsequent losses on other real estate which is included in other expenses. Subsequent gains or losses on sales or from impairment are recorded as incurred. The provision from change in OREO valuation declined by $161 thousand from $240 thousand during the year ended December 31, 2014 to $79 thousand during the current period. During the first three months of 2015 we recorded a net credit provision of $129 thousand. The credit resulted from a significant increase in value of one OREO property based on a recent appraisal. This property was originally transferred to OREO at a value, net of estimated costs selling costs, of $1 million. Subsequently, based on declines in value it was written down to $0.7 million with a $0.3 million valuation allowance; however, recently the surrounding area in which the property is located has enjoyed significant new business activity and the value of this property has increased resulting in a reduction in the valuation allowance of $0.2 million. The $0.2 million was offset by declines in value on other OREO properties.

The decline in occupancy and equipment expense includes several reductions the largest of which was a savings of $49 thousand in equipment expense and maintenance. During 2014 equipment expense was high as we chose to replace all of our personal computers running Windows XP with machines running Windows 7.

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

Salaries and employee benefits increased by $745 thousand primarily related to an increase in bonus expense of $350 thousand. The Bank’s bonus plan for 2014 provided for a bonus pool of 60% of the amount that pretax income exceeds budgeted pretax income with a cap of $600 thousand. Bonus expense was $600 thousand for the twelve months ended December 31, 2014 and $250 thousand during the twelve months ended December 31, 2013. In both years the maximum allowed under the bonus plans was earned. Salary expense, exclusive of commissions, increased by $265 thousand as a decline of four employees from 159 at December 31, 2013 to 155 at December 31, 2014 was offset by an increase in average salary per employee which includes the effect of merit and promotional increases.

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

The provision from change in OREO valuation declined by $246 thousand from $486 thousand during the twelve months ended December 31, 2013 to $240 thousand during the 2014. During the second quarter of 2013 we recorded a $300 thousand provision related to one land development property.

Insurance expense benefited from a one-time adjustment to accrued life insurance costs. The deposit premium intangible asset was fully amortized at the end of September, 2013 resulting in a savings of $128 thousand during the comparison periods.

Provision for Income Taxes. The Company recorded an income tax provision of $3.7 million, or 39.0% of pre-tax income for the year ended December 31, 2015. During 2014 the Company recorded an income tax provision of $3.1 million, or 39.4% of pre-tax income for the year ended December 31, 2014. The percentages for 2015 and 2014 differ from the statutory rate as tax exempt income such as earnings on Bank owned life insurance and interest on qualified municipal securities.

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

Based upon the analysis of available evidence, management has determined that it is "more likely than not" that all deferred income tax assets as of December 31, 2015 and 2014 will be fully realized and therefore no valuation allowance was recorded.

Financial Condition

Loan Portfolio. Net loans increased by $30 million, or 8%, from $367 million at December 31, 2014 to $397 million at December 31, 2015. The two largest areas of growth in the Company’s loan portfolio were $28.8 million in commercial real estate loans and $5.6 million in commercial loans. Additionally, agricultural loans increased by $4.5 million and automobile loans increased $3.7 million. The largest decrease in any loan category was a decline of $8.4 million in construction and land development loans. The Company continues to manage the mix of its loan portfolio consistent with its identity as a community bank serving the financing needs of all sectors of the area it serves. Although the Company offers a broad array of financing options, it continues to concentrate its focus on small to medium sized commercial businesses. These loans offer diversification as to industries and types of businesses, thus limiting material exposure in any industry concentrations. The Company offers both fixed and floating rate loans and obtains collateral in the form of real property, business assets and deposit accounts, but looks to business and personal cash flows as its primary source of repayment.

As shown in the following table the Company's largest lending categories are commercial real estate loans, auto loans, equity lines of credit, agricultural loans and commercial loans.

(dollars in thousands)	Balance at End of Period	Percent of Loans in Each Category to Total Loans	Balance at End of Period	Percent of Loans in Each Category to Total Loans
	12/31/15	12/31/15	12/31/14	12/31/14
Commercial	$37,084	9.2%	$31,465	8.5%
Agricultural	39,856	9.9%	35,355	9.5%
Real estate - residential	25,474	6.4%	29,284	7.9%
Real estate – commercial	192,095	47.9%	163,306	44.1%
Real estate – construction	16,188	4.0%	24,572	6.6%
Equity Lines of Credit	38,327	9.6%	38,972	10.5%
Auto	48,365	12.1%	44,618	12.1%
Other	3,582	0.9%	2,818	0.8%
Total Gross Loans	$400,971	100%	$370,390	100%

Construction and land development loans represented 4.0% and 6.6% of the loan portfolio as of December 31, 2015 and December 31, 2014, respectively. The construction and land development portfolio component has been identified by Management as a higher-risk loan category.  The quality of the construction and land development category is highly dependent on property values both in terms of the likelihood of repayment once the property is transacted by the current owner as well as the level of collateral the Company has securing the loan in the event of default.  Loans in this category are characterized by the speculative nature of commercial and residential development properties and can include property in various stages of development from raw land to finished lots. The decline in these loans as a percentage of the Company’s loan portfolio from over 21% at December 31, 2007 to less than 7% during the last two years reflects management’s efforts, which began in 2009, to reduce its exposure to construction and land development loans.

The Company’s real estate related loans, including real estate mortgage loans, real estate construction and land development loans, consumer equity lines of credit, and agricultural loans secured by real estate comprised 73% of the total loan portfolio at December 31, 2015. Moreover, the business activities of the Company currently are focused in the California counties of Plumas, Nevada, Placer, Lassen, Modoc, Shasta, Sierra and in Washoe County in Northern Nevada. Consequently, the results of operations and financial condition of the Company are dependent upon the general trends in these economies and, in particular, the residential and commercial real estate markets. In addition, the concentration of the Company's operations in these areas of Northeastern California and Northwestern Nevada exposes it to greater risk than other banking companies with a wider geographic base in the event of catastrophes, such as earthquakes, fires and floods in these regions.

The rates of interest charged on variable rate loans are set at specific increments in relation to the Company's lending rate or other indexes such as the published prime interest rate or U.S. Treasury rates and vary with changes in these indexes. The frequency in which variable rate loans reprice can vary from one day to several years. At December 31, 2015 and December 31, 2014, approximately 72% and 71%, respectively of the Company's loan portfolio was comprised of variable rate loans. At December 31, 2015 and December 31, 2014, 39% and 42%, respectively of the variable loans were at their respective floor rate. While real estate mortgage, commercial and consumer lending remain the foundation of the Company's historical loan mix, some changes in the mix have occurred due to the changing economic environment and the resulting change in demand for certain loan types. The most significant change has been an increase in indirect auto lending with automobile loans increasing from 2.5% of gross loans at December 31, 2011 to 12.1% of gross loans at December 31, 2015. The automobile portfolio provides diversification to the loan portfolio in terms of rate, term and balance as these loans tend to have a much shorter term and balance than commercial real-estate loans and are fixed rate. In addition, the Company remains committed to the agricultural industry in Northeastern California and will continue to pursue high quality agricultural loans. Agricultural loans include both commercial and commercial real estate loans. The Company’s agricultural loan balances totaled $40 million at December 31, 2015 and $35 million at December 31, 2014.

The following table sets forth the amounts of loans outstanding by category as of the dates indicated.

	At December 31,
	2015	2014	2013	2012	2011
	(dollars in thousands)
Real estate – mortgage	$217,569	$192,590	$187,264	$174,212	$158,431
Real estate – construction and land development	16,188	24,572	17,793	15,801	17,063
Commercial	37,084	31,465	32,612	29,552	30,235
Consumer (1)	90,274	86,408	70,235	60,368	49,268
Agriculture (2)	39,856	35,355	30,647	35,124	38,868
Total loans	400,971	370,390	338,551	315,057	293,865

Plus:
Deferred costs	1,940	1,848	1,340	900	475
Less:
Allowance for loan losses	6,078	5,451	5,517	5,686	6,908
Net loans	$396,833	$366,787	$334,374	$310,271	$287,432

(1) Includes equity lines of credit and auto

(2) Includes agriculture real estate

The following table sets forth the maturity of gross loan categories as of December 31, 2015. Also provided with respect to such loans are the amounts due after one year, classified according to sensitivity to changes in interest rates:

	Within One Year	After One Through Five Years	After Five Years	Total
	(dollars in thousands)
Real estate – mortgage	$21,274	$55,050	$141,245	$217,569
Real estate – construction and land development	5,629	4,795	5,764	16,188
Commercial	9,735	16,081	11,268	37,084
Consumer	12,743	41,527	36,004	90,274
Agriculture	14,644	9,097	16,115	39,856
Total	$64,025	$126,550	$210,396	$400,971
Loans maturing after one year with:
Fixed interest rates		$56,619	$33,418	$90,037
Variable interest rates		69,931	176,978	246,909
Total		$126,550	$210,396	$336,946

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

	For the Year Ended December 31,
	2015	2014	2013	2012	2011
	(dollars in thousands)
Balance at beginning of period	$5,451	$5,517	$5,686	$6,908	$7,324
Charge-offs:
Commercial and agricultural (2)	91	191	401	1,159	539
Real estate mortgage	132	1,015	419	616	483
Real estate construction	55	106	735	1,524	2,603
Consumer (1)	549	601	360	602	622
Total charge-offs	827	1,913	1,915	3,901	4,247
Recoveries:
Commercial and agricultural (2)	173	89	140	66	199
Real estate mortgage	8	19	109	8	18
Real estate construction	-	491	-	81	5
Consumer (1)	173	148	97	174	109
Total recoveries	354	747	346	329	331
Net charge-offs	473	1,166	1,569	3,572	3,916
Provision for loan losses	1,100	1,100	1,400	2,350	3,500
Balance at end of period	$6,078	$5,451	$5,517	$5,686	$6,908
Net charge-offs during the period to average loans	0.12%	0.33%	0.49%	1.18%	1.29%
Allowance for loan losses to total loans	1.52%	1.47%	1.63%	1.80%	2.35%

(1) Includes equity lines of credit and auto

(2) Includes agriculture real estate

During each of the years ended December 31, 2015 and 2014 we recorded a provision for loan losses of $1.1 million. Net charge-offs totaled $473 thousand during the year ended December 31, 2015 down $693 thousand from $1.2 million during 2014. Net charge-offs as a percentage of average loans decreased from 0.33% during 2014 to 0.12% during the year ended December 31, 2015.

The following table provides a breakdown of the allowance for loan losses:

(dollars in thousands)	Balance at End of Period	Percent of Loans in Each Category to Total Loans	Balance at End of Period	Percent of Loans in Each Category to Total Loans
	2015	2015	2014	2014
Commercial and agricultural	$933	19.1%	$799	18.0%
Real estate mortgage	2,866	54.3%	2,080	52.0%
Real estate construction	874	4.0%	1,227	6.6%
Consumer (includes equity LOC & Auto)	1,405	22.6%	1,345	23.4%
Total	$6,078	100.0%	$5,451	100.0%

The allowance for loan losses totaled $6.1 million at December 31, 2015 and $5.5 million at December 31, 2014. Specific reserves related to impaired loans increased by $187 thousand from $564 thousand at December 31, 2014 to $751 thousand at December 31, 2015. At least quarterly the Company evaluates each specific reserve and if it determines that the loss represented by the specific reserve is uncollectable it records a charge-off for the uncollectable portion. General reserves were $5.3 million at December 31, 2015 and $4.9 million at December 31, 2014. The allowance for loan losses as a percentage of total loans increased from 1.47% at December 31, 2014 to 1.52% at December 31, 2015. The percentage of general reserves to unimpaired loans totaled 1.35% at December 31, 2015 and December 31, 2014.

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

Loans restructured (TDRs) and not included in nonperforming loans in the following table totaled $2.0 million, $2.0 million, $4.5 million, $5.4 million and $8.6 million at December 31, 2015, 2014, 2013, 2012 and 2011, respectively. For additional information related to restructured loans see Note 5 of the Company’s Consolidated Financial Statements in Item 8 – Financial Statements and Supplementary Data of this Annual Report on Form 10-K.

The following table sets forth the amount of the Company's nonperforming assets as of the dates indicated.

	At December 31,
	2015	2014	2013	2012	2011
	(dollars in thousands)

Nonaccrual loans	$4,546	$6,625	$5,519	$13,683	$16,757
Loans past due 90 days or more and still accruing	-	-	17	15	72
Total nonperforming loans	4,546	6,625	5,536	13,698	16,829
Other real estate owned	1,756	3,590	6,399	5,295	8,623
Other vehicles owned	30	13	60	41	57
Total nonperforming assets	$6,332	$10,228	$11,995	$19,034	$25,509
Interest income forgone on nonaccrual loans	$303	$345	$280	$646	$510
Interest income recorded on a cash basis on nonaccrual loans	$-	$31	$22	$192	$285
Nonperforming loans to total loans	1.13%	1.79%	1.64%	4.35%	5.73%
Nonperforming assets to total assets	1.06%	1.90%	2.33%	3.98%	5.60%

Nonperforming loans at December 31, 2015 were $4.5 million, a decrease of $2.1 million from the $6.6 million balance at December 31, 2014. Specific reserves on nonaccrual loans totaled $683 thousand at December 31, 2015 and $522 thousand at December 31, 2014, respectively. Performing loans past due thirty to eighty-nine days were $1.5 million at December 31, 2015 and $1.6 million at December 31, 2014.

A substandard loan is not adequately protected by the current sound worth and paying capacity of the borrower or the value of the collateral pledged, if any. Total substandard loans decreased by $2.1 million from $8.1 million at December 31, 2014 to $6.0 million at December 31, 2015. Loans classified as watch decreased by $0.3 million from $4.4 million at December 31, 2014 to $4.1 million at December 31, 2015. At December 31, 2015, $1.5 million of performing loans were classified as substandard. Further deterioration in the credit quality of individual performing substandard loans or other adverse circumstances could result in the need to place these loans on nonperforming status.

At December 31, 2015 and December 31, 2014, the Company's recorded investment in impaired loans totaled $6.5 million and $8.6 million, respectively. The specific allowance for loan losses related to impaired loans totaled $751 thousand and $564 thousand at December 31, 2015 and December 31, 2014, respectively. Additionally, $0.7 million has been charged off against the impaired loans at December 31, 2015 and December 31 2014.

It is the policy of management to make additions to the allowance for loan losses so that it remains appropriate to absorb the inherent risk of loss in the portfolio. Management believes that the allowance at December 31, 2015 is appropriate. However, the determination of the amount of the allowance is judgmental and subject to economic conditions which cannot be predicted with certainty. Accordingly, the Company cannot predict whether charge-offs of loans in excess of the allowance may occur in future periods.

OREO represents real property acquired by the Bank either through foreclosure or through a deed in lieu thereof from the borrower. Repossessed assets include vehicles and other commercial assets acquired under agreements with delinquent borrowers. OREO holdings represented seven properties totaling $1.8 million at December 31, 2015 and fifteen properties totaling $3.6 million at December 31, 2014. Nonperforming assets as a percentage of total assets were 1.06% at December 31, 2015 and 1.90% at December 31, 2014.

The following table provides a summary of the change in the number and balance of OREO properties for the years ended December 31, 2015 and 2014, dollars in thousands:

	Year Ended December 31,
	#	2015	#	2014
Beginning Balance	15	$3,590	26	$6,399
Additions	4	328	6	729
Dispositions	(12)	(2,083)	(17)	(3,298)
Provision from change in OREO valuation	-	(79)	-	(240)
Ending Balance	7	$1,756	15	$3,590

Investment Portfolio and Federal Funds Sold. Total investment securities were $96.7 million as of December 31, 2015 and $90.3 million as of December 31, 2014. During the year ended December 31, 2015 the Company sold fifteen available-for-sale investment securities for total proceeds of $12,260,000 recording a $21,000 net gain on sale. The investment portfolio at December 31, 2015 consisted of $74.3 million in securities of U.S. Government-sponsored agencies and 83 municipal securities totaling $22.4 million. During the year ended December 31, 2014 the Company sold fourteen available-for-sale investment securities for total proceeds of $16,325,000 recording a $128,000 gain on sale. The investment portfolio at December 31, 2014 consisted of $77.3 million in securities of U.S. Government-sponsored agencies, 52 municipal securities totaling $12.5 million and one corporate security totaling $0.5 million. There were no Federal funds sold at December 31, 2015 and December 31, 2014; however, the Bank maintained interest earning balances at the Federal Reserve Bank totaling $47.6 million at December 31, 2015 and $22.9 million at December 31, 2014. The balances, at December 31, 2015, earn interest at the rate of 0.5%.

The Company classifies its investment securities as available-for-sale or held-to-maturity. Currently all securities are classified as available-for-sale. Securities classified as available-for-sale may be sold to implement the Company's asset/liability management strategies and in response to changes in interest rates, prepayment rates and similar factors.

The following tables summarize the values of the Company's investment securities held on the dates indicated:

	December 31,
Available-for-sale (fair value)	2015	2014	2013
	(dollars in thousands)
U.S. Government-sponsored agencies	$1,977	$7,002	$27,097
U.S. Government-sponsored agency residential mortgage-backed securities	72,370	70,280	61,875
Municipal obligations	22,357	12,532	1,371
Corporate debt	-	506	-
Total	$96,704	$90,320	$90,343

The following table summarizes the maturities of the Company's securities at their carrying value, which represents fair value, and their weighted average tax equivalent yields at December 31, 2015. Mortgage-backed securities are included in maturity categories based on their stated maturity date. Expected maturities may differ from contractual maturities because the issuers may have the right to call or prepay obligations.

(dollars in thousands)	Within One Year		After One Through Five Years		After Five Through Ten Years		After Ten Years		Total
Available-for-sale (Fair Value)	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
U.S. Government- sponsored agencies	$-	-%	$-	-%	$1,977	1.96%	$-	-%	$1,977	1.96%
U.S. Government-sponsored agency residential mortgage-backed securities	-	-%	-	-%	7,661	1.64%	64,709	1.94%	72,370	1.91%
Municipal obligations	-	-%	160	2.71%	14,902	3.54%	7,295	3.71%	22,357	3.59%
Total	$-	-%	$160	2.71%	$24,540	2.82%	$72,004	2.12%	$96,704	2.30%

Deposits. Total deposits increased by $59.4 million from $468 million at December 31, 2014 to $527 million at December 31, 2015. In addition to deposit growth from our branch network, we acquired approximately $10 million in deposits with our acquisition of the Redding, California, branch of Rabobank N.A. effective July 31, 2015. Core deposit growth remained strong in 2015 as evidenced by increases in all major deposit categories with the exception of time. The two largest increases were $28.4 million in non-interest bearing demand deposits and $19.6 million in savings accounts. Time deposits declined by $4.1 million, much of which we attribute to migration into other types of deposits given the low rates and lack of liquidity associated with time deposits. The Company continues to manage the mix of its deposits consistent with its identity as a community bank serving the financial needs of its customers.

The following table shows the distribution of deposits by type at December 31, 2015 and 2014.

(dollars in thousands)	Balance at End of Period	Percent of Deposits in Each Category to Total Deposits	Balance at End of Period	Percent of Deposits in Each Category to Total Deposits
	12/31/15	12/31/15	12/31/14	12/31/14
Non-interest bearing	$209,044	39.6%	$180,649	38.6%
NOW	91,225	17.3%	82,144	17.6%
Money Market	48,848	9.3%	42,499	9.1%
Savings	125,896	23.9%	106,257	22.7%
Time	52,263	9.9%	56,342	12.0%
Total Deposits	$527,276	100%	$467,891	100%

Deposits represent the Bank's primary source of funds. Deposits are primarily core deposits in that they are demand, savings and time deposits generated from local businesses and individuals. These sources are considered to be relatively stable, long-term relationships thereby enhancing steady growth of the deposit base without major fluctuations in overall deposit balances. The Company experiences, to a small degree, some seasonality with the slower growth period between November through April, and the higher growth period from May through October. In order to assist in meeting any funding demands, the Company maintains a secured borrowing arrangement with the FHLB. There were no brokered deposits at December 31, 2015 or 2014.

The Company's time deposits of $100,000 or more had the following schedule of maturities at December 31, 2015:

(dollars in thousands)
Remaining Maturity:	Amount
Three months or less	$7,463
Over three months to six months	2,685
Over six months to 12 months	4,056
Over 12 months	7,341
Total	$21,545

Time deposits of $100,000 or more are generally from the Company's local business and individual customer base. The potential impact on the Company's liquidity from the withdrawal of these deposits is discussed at the Company's asset and liability management committee meetings, and is considered to be minimal.

Short-term Borrowing Arrangements. The Company is a member of the FHLB and can borrow up to $154,000,000 from the FHLB secured by commercial and residential mortgage loans with carrying values totaling $231,000,000. The Company is required to hold FHLB stock as a condition of membership. At December 31, 2015 and 2014, the Company held $2,380,000 of FHLB stock which is recorded as a component of other assets. Based on this level of stock holdings at December 31, 2015, the Company can borrow up to $88,159,000. To borrow the $154,000,000 in available credit the Company would need to purchase $1,787,000 in additional FHLB stock. In addition to its FHLB borrowing line, the Company has unsecured short-term borrowing agreements with three of its correspondent banks in the amounts of $20 million, $11 million and $10 million. There were no outstanding borrowings to the FHLB or the correspondent banks under these agreements at December 31, 2015 and 2014.

Note Payable and Term Loan. On October 24, 2013 the Company issued a $3.0 million promissory note (the “Note”) payable to an unrelated commercial bank. As originally issued, the Note provided for an interest rate of U.S. “Prime Rate” plus three-quarters percent per annum, 4.00% at December 31, 2014 and 2013, had a term of 18 months and subjected the Bank to several negative and affirmative covenants including, but not limited to providing timely financial information, maintaining specified levels of capital, restrictions on additional borrowings, and meeting or exceeding certain capital and asset quality ratios. The Note is secured by 100 shares of the Bank’s stock representing the 100% of the Company's ownership interest in the Bank.

On July 28, 2014, the Company and the borrower modified the Note to (1) extend the maturity date to October 24, 2015, (2) increase the maximum principal amount to $7.5 million and (3) permit the Company to borrow, repay and reborrow up to the maximum principal amount of the Note, among other things.

On October 1, 2015, the Company and the borrower further modified the Note to (1) extend the maturity date to October 1, 2016, (2) reduce the maximum principal amount to $2.5 million and (3) change the interest rate to U.S. "Prime Rate" plus one-half percent per annum.

Concurrently, with entering into the second modification of the note on October 1, 2015, the Company entered into a $5.0 million term loan (the “Term Loan”), which matures on October 1, 2018. The Term Loan requires quarterly principal payments of $125,000 plus accrued interest. Both the Term Loan and the Note bear interest at a rate of the U.S. "Prime Rate" plus one-half percent per annum and are secured by 100 shares of Plumas Bank stock representing the Company's 100% ownership interest in Plumas Bank.

Under the Term Loan and the Note, the Bank is subject to several negative and affirmative covenants similar to the covenants under the original Note but in several cases less restrictive. The Bank was in compliance with all such covenants related to the Note and the Term Loan at December 31, 2015 and December 31, 2014. Interest expense related to the Note and the Term Loan for the years ended December 31, 2015, December 31, 2014 and 2013 totaled $155,000, $111,000 and $23,000, respectively. The ending balance of the Note at December 31, 2014 was $1,000,000. There was no balance outstanding on the Note at December 31, 2015. The balance of the Term Loan was $4,875,000 at December 31, 2015.

Repurchase Agreements. In 2011 the Bank introduced a new product for its larger business customers which use repurchase agreements as an alternative to interest-bearing deposits. The balance in this product at December 31, 2015 was $7.7 million, a decrease of $1.9 million from the December 31, 2014 balance of $9.6 million. Interest paid on this product is similar to that which is paid on the Bank’s premium money market account; however, these are not deposits and are not FDIC insured.

Subordinated Debentures. On April 15, 2013 the Company issued a $7.5 million subordinated debenture (“subordinated debt”). The subordinated debt was issued to an unrelated third-party (“Lender”) pursuant to a subordinated debenture purchase agreement, subordinated debenture note, and stock purchase warrant. On April 16, 2015 the Company paid off the subordinated debt. Interest expense related to the subordinated debt for the years ended December 31, 2015, 2014 and 2013 totaled $219,000, $756,000 and $541,000, respectively.

The subordinated debt had an interest rate of 7.5% per annum and a term of 8 years with no prepayment allowed during the first two years and was made in conjunction with an eight-year warrant to purchase up to 300,000 shares of the Bancorp’s common stock, no par value at an exercise price, subject to anti-dilution adjustments, of $5.25 per share.

Junior Subordinated Deferrable Interest Debentures. Plumas Statutory Trust I and II are business trust subsidiaries formed by the Company with capital of $311,000 and $163,000, respectively, for the sole purpose of issuing trust preferred securities fully and unconditionally guaranteed by the Company.

During 2002, Trust I issued 6,000 Floating Rate Capital Trust Pass-Through Securities ("Trust Preferred Securities"), with a liquidation value of $1,000 per security, for gross proceeds of $6,000,000. During 2005, Trust II issued 4,000 Trust Preferred Securities with a liquidation value of $1,000 per security, for gross proceeds of $4,000,000. The entire proceeds were invested by Trust I in the amount of $6,186,000 and Trust II in the amount of $4,124,000 in Floating Rate Junior Subordinated Deferrable Interest Debentures (the "Subordinated Debentures") issued by the Company, with identical maturity, repricing and payment terms as the Trust Preferred Securities. The Subordinated Debentures represent the sole assets of Trusts I and II.

Trust I’s Subordinated Debentures mature on September 26, 2032, bear a current interest rate of 4.00% (based on 3-month LIBOR plus 3.40%), with repricing and payments due quarterly. Trust II’s Subordinated Debentures mature on September 28, 2035, bear a current interest rate of 1.99% (based on 3-month LIBOR plus 1.48%), with repricing and payments due quarterly. The interest rate of the Trust Preferred Securities issued by Trust I adjust on each quarterly anniversary date to equal the 3-month LIBOR plus 3.40%. The Trust Preferred Securities issued by Trust II adjust on each quarterly anniversary date to equal the 3-month LIBOR plus 1.48%. Both Trusts I and II have the option to defer payment of the distributions for a period of up to five years, as long as the Company is not in default on the payment of interest on the Subordinated Debentures.

Interest expense recognized by the Company for the years ended December 31, 2015, 2014 and 2013 related to the subordinated debentures was $306,000, $303,000 and $313,000, respectively.

Capital Resources

Total shareholders’ equity increased by $6.0 million from $36.5 million at December 31, 2014 to $42.5 million at December 31, 2015. The $6.0 million includes earnings during the twelve month period totaling $5.8 million with the balance of $0.2 million mostly representing stock option activity.

It is the policy of the Company to periodically distribute excess retained earnings to the shareholders through the payment of cash dividends. Such dividends help promote shareholder value and capital adequacy by enhancing the marketability of the Company’s stock. All authority to provide a return to the shareholders in the form of a cash or stock dividend or split rests with the Board of Directors. The Board will periodically, but on no regular schedule, review the appropriateness of a cash dividend payment. Banking regulations limit the amount of dividends that may be paid without prior approval of regulatory agencies. No common cash dividends were paid during the last seven years.

The Company is subject to various restrictions on the payment of dividends.

Capital Standards.

The Company uses a variety of measures to evaluate its capital adequacy. Management reviews these capital measurements on a monthly basis and takes appropriate action to ensure that they are within established internal and external guidelines. The FDIC has promulgated risk-based capital guidelines for all state non-member banks such as the Bank. These guidelines establish a risk-adjusted ratio relating capital to different categories of assets and off-balance sheet exposures.

In July, 2013, the federal bank regulatory agencies approved the final rules implementing the Basel Committee on Banking Supervision’s capital guidelines for U.S. banks. The phase-in period for the final rules began on January 1, 2015, with full compliance with all of the final rule’s requirements phased in over a multi-year schedule. Under the final rules, minimum requirements increased for both the quantity and quality of capital held by the Company and the Bank. The rules include a new common equity Tier 1 capital to risk-weighted assets ratio of 4.5% and a capital conservation buffer of 2.5% of risk-weighted assets. The final rules also raise the minimum ratio of Tier 1 capital to risk-weighted assets from 4.0% to 6.0% and require a minimum leverage ratio of 4.0%. The final rules also implement strict eligibility criteria for regulatory capital instruments.

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

The following table sets forth the Bank's actual capital amounts and ratios (dollar amounts in thousands):

			Amount of Capital Required
					To be Well-Capitalized
			For Capital		Under Prompt
	Actual		Adequacy Purposes		Corrective Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2015
Common Equity Tier 1 Ratio	$56,300	12.7%	$19,908	4.5%	$28,756	6.5%
Tier 1 Leverage Ratio	56,300	9.4%	23,999	4.0%	29,999	5.0%
Tier 1 Risk-Based Capital Ratio	56,300	12.7%	26,544	6.0%	35,392	8.0%
Total Risk-Based Capital Ratio	61,839	14.0%	35,392	8.0%	44,240	10.0%

December 31, 2014
Common Equity Tier 1 Ratio	N/A	N/A	N/A	N/A	N/A	N/A
Tier 1 Leverage Ratio	$53,925	9.8%	$22,144	4.0%	$27,643	5.0%
Tier 1 Risk-Based Capital Ratio	53,925	13.2%	16,344	4.0%	24,517	6.0%
Total Risk-Based Capital Ratio	59,039	14.4%	32,689	8.0%	40,860	10.0%

Management believes that Plumas Bank currently meets all its capital adequacy requirements.

The current and projected capital positions of the Bank and the impact of capital plans and long-term strategies are reviewed regularly by management. The Company policy is to maintain the Bank’s ratios above the prescribed well-capitalized ratios at all times.

Off-Balance Sheet Arrangements

Loan Commitments. In the normal course of business, there are various commitments outstanding to extend credits that are not reflected in the financial statements. Commitments to extend credit and letters of credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Annual review of commercial credit lines, letters of credit and ongoing monitoring of outstanding balances reduces the risk of loss associated with these commitments. As of December 31, 2015, the Company had $83.0 million in unfunded loan commitments and $265 thousand in letters of credit. This compares to $89.7 million in unfunded loan commitments and no letters of credit at December 31, 2014. Of the $83.0 million in unfunded loan commitments, $46.1 million and $36.9 million represented commitments to commercial and consumer customers, respectively. Of the total unfunded commitments at December 31, 2015, $42.6 million were secured by real estate, of which $16.0 million was secured by commercial real estate and $26.6 million was secured by residential real estate in the form of equity lines of credit. The commercial loan commitments not secured by real estate primarily represent business lines of credit, while the consumer loan commitments not secured by real estate primarily represent revolving credit card lines and overdraft protection lines. Since some of the commitments are expected to expire without being drawn upon the total commitment amounts do not necessarily represent future cash requirements.

Operating Leases. The Company leases two depository branches and three lending offices and two non-branch automated teller machine locations. Total rental expenses under all operating leases were $233,000 and $192,000 during the years ended December, 31, 2015 and 2014, respectively. The expiration dates of the leases vary, with the first such lease expiring during 2016 and the last such lease expiring during 2020.

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

The Company is a member of the FHLB and can borrow up to $154,000,000 from the FHLB secured by commercial and residential mortgage loans with carrying values totaling $231,000,000. See “Short-term Borrowing Arrangements” for additional information on our FHLB borrowing capacity. In addition to its FHLB borrowing line, the Company has unsecured short-term borrowing agreements with three of its correspondent banks in the amounts of $20 million, $11 million and $10 million. There were no outstanding borrowings under the FHLB or the correspondent bank borrowing lines at December 31, 2015 or 2014.

Customer deposits are the Company’s primary source of funds. Total deposits increased by $59.4 million from $468 million at December 31, 2014 to $527 million at December 31, 2015. Deposits are held in various forms with varying maturities. The Company’s securities portfolio, Federal funds sold, FHLB advances, and cash and due from banks serve as the primary sources of liquidity, providing adequate funding for loans during periods of high loan demand. During periods of decreased lending, funds obtained from the maturing or sale of investments, loan payments, and new deposits are invested in short-term earning assets, such as cash held at the FRB, Federal funds sold and investment securities, to serve as a source of funding for future loan growth. Management believes that the Company’s available sources of funds, including borrowings, will provide adequate liquidity for its operations in the foreseeable future.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a smaller reporting company we are not required to provide the information required by this item.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The following consolidated financial statements of Plumas Bancorp and subsidiary, and report of the independent registered public accounting firm are included in the Annual Report of Plumas Bancorp to its shareholders for the years ended December 31, 2015, 2014 and 2013.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders

Plumas Bancorp and Subsidiary

Quincy, California

We have audited the accompanying consolidated balance sheets of Plumas Bancorp and Subsidiary (the “Company”) as of December 31, 2015 and 2014 and the related consolidated statements of income and comprehensive income, changes in shareholders' equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Plumas Bancorp and Subsidiary as of December 31, 2015 and 2014 and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ Vavrinek, Trine, Day & Co., LLP

Laguna Hills, California

March 17, 2016

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Shareholders and Board of Directors

Plumas Bancorp

Quincy, California

We have audited the accompanying consolidated statements of income, comprehensive income, changes in shareholders' equity, and cash flows of Plumas Bancorp and Subsidiary (the "Company") for the year ended December 31, 2013. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the results of the Company’s operations and their cash flows for the year ended December 31, 2013 in conformity with accounting principles generally accepted in the United States of America.

/s/ Crowe Horwath LLP

Sacramento, California

March 20, 2014

PLUMAS BANCORP AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

December 31, 2015 and 2014

	2015	2014
ASSETS

Cash and cash equivalents	$68,195,000	$45,574,000
Investment securities available for sale	96,704,000	90,320,000
Loans, less allowance for loan losses of $6,078,000 in 2015 and $5,451,000 in 2014	396,833,000	366,787,000
Real estate acquired through foreclosure	1,756,000	3,590,000
Premises and equipment, net	12,234,000	11,642,000
Bank owned life insurance	12,187,000	11,845,000
Accrued interest receivable and other assets	11,377,000	9,104,000

Total assets	$599,286,000	$538,862,000

LIABILITIES AND SHAREHOLDERS' EQUITY

Deposits:
Non-interest bearing	$209,044,000	$180,649,000
Interest bearing	318,232,000	287,242,000

Total deposits	527,276,000	467,891,000

Repurchase agreements	7,671,000	9,626,000
Note payable	4,875,000	1,000,000
Subordinated debenture	-	7,454,000
Accrued interest payable and other liabilities	6,658,000	6,084,000
Junior subordinated deferrable interest debentures	10,310,000	10,310,000

Total liabilities	556,790,000	502,365,000

Commitments and contingencies (Note 11)

Shareholders' equity:
Serial preferred stock - no par value; 10,000,000 shares authorized; none outstanding	-	-
Common stock - no par value; 22,500,000 shares authorized; issued and outstanding – 4,835,432 at December 31, 2015 and 4,799,139 at December 31, 2014	6,475,000	6,312,000
Retained earnings	36,063,000	30,245,000
Accumulated other comprehensive loss, net of taxes	(42,000)	(60,000)

Total shareholders' equity	42,496,000	36,497,000

Total liabilities and shareholders' equity	$599,286,000	$538,862,000

The accompanying notes are an integral part of these consolidated financial statements.

PLUMAS BANCORP AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME

For the Years Ended December 31, 2015, 2014 and 2013

	2015	2014	2013
Interest income:
Interest and fees on loans	$20,747,000	$19,495,000	$18,174,000
Interest on investment securities:
Taxable	1,351,000	1,368,000	1,155,000
Exempt from Federal income taxes	343,000	147,000	7,000
Other	174,000	137,000	124,000

Total interest income	22,615,000	21,147,000	19,460,000

Interest expense:
Interest on deposits	518,000	516,000	600,000
Interest on note payable	155,000	111,000	23,000
Interest on subordinated debenture	219,000	756,000	541,000
Interest on junior subordinated deferrable interest debentures	306,000	303,000	313,000
Other	6,000	7,000	57,000

Total interest expense	1,204,000	1,693,000	1,534,000

Net interest income before provision for loan losses	21,411,000	19,454,000	17,926,000

Provision for loan losses	1,100,000	1,100,000	1,400,000

Net interest income after provision for loan losses	20,311,000	18,354,000	16,526,000

Non-interest income:
Service charges	3,954,000	4,108,000	3,912,000
Gain on sale of loans	1,942,000	1,396,000	1,399,000
Gain on sale of investments	21,000	128,000	-
Earnings on bank owned life insurance policies, net	342,000	341,000	344,000
Other	1,456,000	1,342,000	987,000

Total non-interest income	7,715,000	7,315,000	6,642,000

(Continued)

PLUMAS BANCORP AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME

(Continued)

For the Years Ended December 31, 2015, 2014 and 2013

	2015	2014	2013

Non-interest expenses:
Salaries and employee benefits	$10,277,000	$9,474,000	$8,729,000
Occupancy and equipment	2,782,000	2,902,000	2,874,000
Other	5,432,000	5,469,000	5,967,000
Total non-interest expenses	18,491,000	17,845,000	17,570,000

Income before income taxes	9,535,000	7,824,000	5,598,000

Provision for income taxes	3,717,000	3,086,000	2,167,000

Net income	5,818,000	4,738,000	3,431,000
Discount on redemption of preferred stock	-	-	565,000
Preferred stock dividends and discount accretion	-	-	(347,000)

Net income available to common shareholders	$5,818,000	$4,738,000	$3,649,000

Basic earnings per common share	$1.21	$0.99	$0.76
Diluted earnings per common share	$1.15	$0.95	$0.75
Common dividends per share	$-	$-	$-

The accompanying notes are an integral part of these consolidated financial statements.

PLUMAS BANCORP AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

For the Years Ended December 31, 2015, 2014 and 2013

	2015	2014	2013
Net Income	$5,818,000	$4,738,000	$3,431,000
Other comprehensive income (loss):
Change in net unrealized gain (loss)	51,000	2,006,000	(2,540,000)
Less: reclassification adjustments for net gains included in net income	(21,000)	(128,000)	-

Net unrealized holding gain (loss)	30,000	1,878,000	(2,540,000)

Related income tax effect:
Change in unrealized (gain) loss	(21,000)	(828,000)	1,048,000
Reclassification of gains included in net income	9,000	53,000	-

Income tax effect	(12,000)	(775,000)	1,048,000

Total other comprehensive income (loss)	18,000	1,103,000	(1,492,000)
Comprehensive income	$5,836,000	$5,841,000	$1,939,000

The accompanying notes are an integral part of these consolidated financial statements.

PLUMAS BANCORP AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

For the Years Ended December 31, 2015, 2014 and 2013

	Preferred Stock		Common Stock		Retained	Accumulated Other Comprehensive (Loss) Income	Total Shareholders’
	Shares	Amount	Shares	Amount	Earnings	(Net of Taxes)	Equity

Balance, January 1, 2013	11,949	$11,855,000	4,776,339	$6,093,000	$23,573,000	$329,000	$41,850,000

Net lncome					3,431,000		3,431,000
Other comprehensive loss						(1,492,000)	(1,492,000)
Preferred stock accretion		94,000			(94,000)		-
Preferred stock dividends					(1,968,000)		(1,968,000)
Redemption of preferred stock	(11,949)	(11,384,000)					(11,384,000)
Discount on redemption of preferred stock		(565,000)			565,000		-
Exercise of stock options			11,400	34,000			34,000
Repurchase of common stock warrant				(234,000)			(234,000)
Issuance of common stock warrant				318,000			318,000
Stock-based compensation expense				38,000			38,000

Balance, December 31, 2013	-	-	4,787,739	6,249,000	25,507,000	(1,163,000)	30,593,000

Net lncome					4,738,000		4,738,000
Other comprehensive income						1,103,000	1,103,000
Exercise of stock options and tax effect			11,400	(18,000)			(18,000)
Stock-based compensation expense				81,000			81,000

Balance, December 31, 2014	-	-	4,799,139	6,312,000	30,245,000	(60,000)	36,497,000

Net lncome					5,818,000		5,818,000
Other comprehensive income						18,000	18,000
Exercise of stock options and tax effect			39,700	125,000			125,000
Retirement of common stock in connection with the exercise of stock options			(3,407)	(32,000)			(32,000)
Stock-based compensation expense				70,000			70,000

Balance, December 31, 2015	-	$-	4,835,432	$6,475,000	$36,063,000	$(42,000)	$42,496,000

The accompanying notes are an integral part of these consolidated financial statements.

PLUMAS BANCORP AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Years Ended December 31, 2015, 2014 and 2013

	2015	2014	2013

Cash flows from operating activities:
Net income	$5,818,000	$4,738,000	$3,431,000
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	1,100,000	1,100,000	1,400,000
Change in deferred loan origination costs/fees, net	(350,000)	(752,000)	(667,000)
Stock-based compensation expense	70,000	81,000	38,000
Depreciation and amortization	1,151,000	1,306,000	1,408,000
Amortization of investment security premiums	506,000	487,000	445,000
Accretion of investment security discounts	(4,000)	(8,000)	(6,000)
Gain on sale of investments	(21,000)	(128,000)	-
Gain on sale of loans held for sale	(1,942,000)	(1,396,000)	(1,399,000)
Loans originated for sale	(26,699,000)	(22,063,000)	(17,609,000)
Proceeds from loan sales	29,430,000	21,592,000	21,733,000
Provision from change in OREO valuation	79,000	240,000	486,000
Net (gain) loss on sale of OREO	(198,000)	(101,000)	(171,000)
Net (gain) loss on sale of other vehicles owned	(78,000)	(59,000)	(12,000)
Earnings on bank owned life insurance policies	(342,000)	(341,000)	(344,000)
(Benefit) provision for deferred income taxes	(539,000)	1,165,000	2,085,000
(Increase) decrease in accrued interest receivable and other assets	(1,294,000)	(620,000)	613,000
Increase (decrease) in accrued interest payable and other liabilities	540,000	104,000	(724,000)
Net cash provided by operating activities	7,227,000	5,345,000	10,707,000

(Continued)

PLUMAS BANCORP AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Continued)

For the Years Ended December 31, 2015, 2014 and 2013

	2015	2014	2013

Cash flows from investing activities:
Proceeds from matured and called available- for-sale investment securities	$3,499,000	$16,044,000	$14,000,000
Proceeds from sale of available-for-sale securities	12,260,000	16,325,000	-
Purchases of available-for-sale investment securities	(34,609,000)	(40,511,000)	(34,734,000)
Proceeds from principal repayments from available-for-sale government-guaranteed mortgage-backed securities	12,015,000	9,692,000	8,376,000
Net increase in loans	(32,777,000)	(31,733,000)	(31,864,000)
Proceeds from sale of vehicles	445,000	318,000	148,000
Proceeds from sale of other real estate	2,281,000	3,399,000	2,404,000
Proceeds from sale of premises and equipment	1,032,000	-	-
Purchases of premises and equipment	(2,645,000)	(225,000)	(352,000)
Net cash used in investing activities	(38,499,000)	(26,691,000)	(42,022,000)

Cash flows from financing activities:
Net increase in demand, interest-bearing and savings deposits	63,464,000	24,793,000	45,770,000
Net decrease in time deposits	(4,079,000)	(6,341,000)	(7,893,000)
Net (decrease) increase in securities sold under agreements to repurchase	(1,955,000)	517,000	1,732,000
Issuance of subordinated debenture, net of discount	-	-	7,182,000
Redemption of subordinated debenture	(7,500,000)	-	-
Issuance of common stock warrant	-	-	318,000
Issuance of note payable	-	-	3,000,000
Increase in note payable	4,000,000	-	-
Principal payment on note payable	(125,000)	(2,000,000)	-
Repurchase of common stock warrant	-	-	(234,000)
Redemption of preferred stock	-	-	(11,384,000)
Payment of cash dividend on preferred stock	-	-	(1,968,000)
Proceeds from exercise of stock options	88,000	34,000	34,000
Net cash provided by financing activities	53,893,000	17,003,000	36,557,000

Increase (decrease) in cash and cash equivalents	22,621,000	(4,343,000)	5,242,000

Cash and cash equivalents at beginning of year	45,574,000	49,917,000	44,675,000
Cash and cash equivalents at end of year	$68,195,000	$45,574,000	$49,917,000

PLUMAS BANCORP AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Continued)

For the Years Ended December 31, 2015, 2014 and 2013

	2015	2014	2013
Supplemental disclosure of cash flow information:

Cash paid during the year for:
Interest expense	$1,172,000	$1,560,000	$2,438,000
Income taxes	$4,405,000	$1,916,000	$30,000

Non-cash investing activities:
Real estate acquired through foreclosure	$328,000	$729,000	$3,824,000
Vehicles acquired through repossession	$382,000	$211,000	$155,000
Loans provided for sales of real estate owned	$593,000	$95,000	$40,000

The accompanying notes are an integral part of these consolidated financial statements.

PLUMAS BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	THE BUSINESS OF PLUMAS BANCORP

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

The Bank operates eleven branches in California, including branches in Alturas, Chester, Fall River Mills, Greenville, Kings Beach, Portola, Quincy, Redding, Susanville, Tahoe City, and Truckee. In December, 2015 the Bank opened a Branch in Reno, Nevada; it’s first Branch outside of California. The Bank’s administrative headquarters is in Quincy, California. In addition, the Bank operates lending offices specializing in government-guaranteed lending in Auburn, California, Scottsdale, Arizona and Beaverton, Oregon and a commercial/agricultural lending office in Chico, California. The Bank's primary source of revenue is generated from providing loans to customers who are predominately small and middle market businesses and individuals residing in the surrounding areas.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Consolidation and Basis of Presentation

The consolidated financial statements include the accounts of the Company and the consolidated accounts of its wholly-owned subsidiary, Plumas Bank. All significant intercompany balances and transactions have been eliminated.

Plumas Statutory Trust I and Trust II are not consolidated into the Company's consolidated financial statements and, accordingly, are accounted for under the equity method. The Company's investment in Trust I of $311,000 and Trust II of $163,000 are included in accrued interest receivable and other assets on the consolidated balance sheet. The junior subordinated deferrable interest debentures issued and guaranteed by the Company and held by Trust I and Trust II are reflected as debt on the consolidated balance sheet.

The accounting and reporting policies of Plumas Bancorp and subsidiary conform with accounting principles generally accepted in the United States of America and prevailing practices within the banking industry.

Reclassifications

Certain reclassifications have been made to prior years’ balances to conform to the classifications used in 2015. These reclassifications had no impact on the Company’s consolidated financial position, results of operations or net change in cash and cash equivalents.

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

Cash and Cash Equivalents

For the purpose of the statement of cash flows, cash and due from banks and Federal funds sold are considered to be cash equivalents. Generally, Federal funds are sold for one day periods. Cash held with other federally insured institutions in excess of FDIC limits as of December 31, 2015 was $9.8 million. Net cash flows are reported for customer loans and deposit transactions and repurchase agreements.

Investment Securities

Investments are classified into one of the following categories:

●

Available-for-sale securities reported at fair value, with unrealized gains and losses excluded from earnings and reported, net of taxes, as accumulated other comprehensive income (loss) within shareholders' equity.

●

Held-to-maturity securities, which management has the positive intent and ability to hold, reported at amortized cost, adjusted for the accretion of discounts and amortization of premiums. As of December 31, 2015 and 2014 the Company did not have any investment securities classified as held-to-maturity.

Management determines the appropriate classification of its investments at the time of purchase and may only change the classification in certain limited circumstances.

As of December 31, 2015 and 2014 the Company did not have any investment securities classified as trading and gains or losses on the sale of securities are computed on the specific identification method. Interest earned on investment securities is reported in interest income, net of applicable adjustments for accretion of discounts and amortization of premiums accounted for by the level yield method with no pre-payment anticipated.

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

Investment in Federal Home Loan Bank Stock

As a member of the Federal Home Loan Bank (FHLB) System, the Bank is required to maintain an investment in the capital stock of the FHLB. The investment is carried at cost classified as a restricted security, and periodically evaluated for impairment based on ultimate recovery of par value. At December 31, 2015 and 2014, FHLB stock totaled $2,380,000. On the consolidated balance sheet, FHLB stock is included in accrued interest receivable and other assets.

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

As of December 31, 2015 and 2014 the Company had $2.1 million and $3.0 million, respectively in government guaranteed loans held for sale. Loans held for sale are recorded at the lower of cost or fair value and therefore may be reported at fair value on a non-recurring basis. The fair values for loans held for sale are based on either observable transactions of similar instruments or formally committed loan sale prices.

PLUMAS BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Loans Held for Sale, Loan Sales and Servicing (continued)

Government guaranteed loans with unpaid balances of $86,589,000 and $76,797,000 were being serviced for others at December 31, 2015 and 2014, respectively.

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

The Company's investment in the loan is allocated between the retained portion of the loan and the sold portion of the loan based on their fair values on the date the loan is sold. The gain on the sold portion of the loan is recognized as income at the time of sale.

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

The Company may not "carry over" or create a valuation allowance in the initial accounting for loans acquired under these circumstances. At December 31, 2015 and 2014, there were no such loans being accounted for under this policy.

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

Allowance for Loan Losses (continued)

The Company also maintains a separate allowance for off-balance-sheet commitments. Management estimates anticipated losses using historical data and utilization assumptions. The allowance for these commitments totaled $200,000 and $141,000 at December 31, 2015 and 2014, respectively and is included in accrued interest payable and other liabilities in the consolidated balance sheet.

Other Real Estate

Other real estate owned relates to real estate acquired in full or partial settlement of loan obligations, which was $1,756,000 ($3,106,000 less a valuation allowance of $1,350,000) at December 31, 2015 and $3,590,000 ($5,884,000 less a valuation allowance of $2,294,000) at December 31, 2014. Of these amounts $84,000 at December 31, 2015 and $146,000 at December 31, 2014 represent foreclosed residential real estate property. There was one consumer mortgage loans with a balance of $23 thousand secured by residential real estate properties for which formal foreclosure proceedings are in process at December 31, 2015. There were no consumer mortgage loans secured by residential real estate properties for which formal foreclosure proceedings were in process at December 31, 2014. Proceeds from sales of other real estate owned totaled $2,281,000, $3,399,000 and $2,404,000 for the years ended December 31, 2015, 2014 and 2013, respectively. For the years ended December 31, 2015, 2014 and 2013 the Company recorded gains on sale of other real estate owned of $198,000, $101,000 and $171,000, respectively. Other real estate owned is initially recorded at fair value less cost to sell when acquired, any excess of the Bank's recorded investment in the loan balance and accrued interest income over the estimated fair value of the property less costs to sell is charged against the allowance for loan losses. A valuation allowance for losses on other real estate is maintained to provide for temporary declines in value. The allowance is established through a provision for losses on other real estate which is included in other expenses. Subsequent gains or losses on sales or write-downs resulting from permanent impairment are also recorded in other expenses as incurred.

The following table provides a summary of the change in the OREO balance for the years ended December 31, 2015 and 2014:

	Year Ended December 31,
	2015	2014
Beginning balance	$3,590,000	$6,399,000
Additions	328,000	729,000
Dispositions	(2,083,000)	(3,298,000)
Write-downs	(79,000)	(240,000)
Ending balance	$1,756,000	$3,590,000

PLUMAS BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Intangible Assets

Intangible assets consist of core deposit intangibles related to branch acquisitions and are amortized using the straight-line method over a period not to exceed fifteen years. The Company evaluates the recoverability and remaining useful life annually to determine whether events or circumstances warrant a revision to the intangible asset or the remaining period of amortization. There were no such events or circumstances during the periods presented. At December 31, 2015 and 2014, intangible assets totaled $94,000 and $0, respectively.

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

Interest expense and penalties associated with unrecognized tax benefits, if any, are classified as income tax expense in the consolidated income statement. There have been no significant changes to unrecognized tax benefits or accrued interest and penalties for the years ended December 31, 2015 and 2014.

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

Comprehensive Income

Comprehensive income consists of net income and other comprehensive income. Other comprehensive income includes unrealized gains and losses on securities available for sale which are also recognized as separate components of equity. The amount reclassified out of other accumulated comprehensive income relating to realized gains on securities available for sale was $21,000 and $128,000 for 2015 and 2014, with the related tax effect of $9,000 and $53,000, respectively. There were no sales of available for sale investment securities during the year ended December 31, 2013.

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

Stock-Based Compensation

Compensation expense related to the Company’s Stock Option Plans, net of related tax benefit, recorded in 2015, 2014 and 2013 totaled $70,000, $75,000 and $37,000 or $0.01, $0.02 and $0.01 per diluted share, respectively. Compensation expense is recognized over the vesting period on a straight line accounting basis.

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

No options were granted during the years ended December 31, 2015 and 2013.

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

Pending Accounting Pronouncements (continued)

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

On January 5, 2016, the FASB issued Accounting Standards Update 2016-01, Financial Instruments–Overall: Recognition and Measurement of Financial Assets and Financial Liabilities.  Changes made to the current measurement model primarily affect the accounting for equity securities with readily determinable fair values, where changes in fair value will impact earnings instead of other comprehensive income.  The accounting for other financial instruments, such as loans, investments in debt securities, and financial liabilities is largely unchanged.  The Update also changes the presentation and disclosure requirements for financial instruments including a requirement that public business entities use exit price when measuring the fair value of financial instruments measured at amortized cost for disclosure purposes.  This Update is generally effective for public business entities in fiscal years beginning after December 15, 2017, including interim periods within those fiscal years.  The Company is currently evaluating the effects of ASU 2016-01 on its financial statements and disclosures.

On February 25, 2016, the Financial Accounting Standards Board issued ASU 2016-02, Leases.  The most significant change for lessees is the requirement under the new guidance to recognize right-of-use assets and lease liabilities for all leases not considered short-term leases, which is generally defined as a lease term of less than 12 months.  This change will result in lessees recognizing right-of-use assets and lease liabilities for most leases currently accounted for as operating leases under current lease accounting guidance.  The amendments in this Update are effective for interim and annual periods beginning after December 15, 2018.  The Company is currently evaluating the effects of ASU 2016-02 on its financial statements and disclosures.

3.	FAIR VALUE MEASUREMENTS

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

Fair Value of Financial Instruments

The carrying amounts and estimated fair values of financial instruments, at December 31, 2015 are as follows:

		Fair Value Measurements at December 31, 2015 Using:
	Carrying Value	Level 1	Level 2	Level 3	Total Fair Value
Financial assets:
Cash and cash equivalents	$68,195,000	$68,195,000			$68,195,000
Investment securities	96,704,000		$96,704,000		96,704,000
Loans, net	396,833,000			$395,338,000	395,338,000
FHLB stock	2,380,000				N/A
Accrued interest receivable	2,048,000	26,000	328,000	1,694,000	2,048,000
Financial liabilities:
Deposits	527,276,000	475,013,000	52,287,000		527,300,000
Repurchase agreements	7,671,000		7,671,000		7,671,000
Note payable	4,875,000			4,875,000	4,875,000
Junior subordinated deferrable interest debentures	10,310,000			6,662,000	6,662,000
Accrued interest payable	58,000	8,000	38,000	12,000	58,000

PLUMAS BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

3.	FAIR VALUE MEASUREMENTS (Continued)

The carrying amounts and estimated fair values of financial instruments, at December 31, 2014 are as follows:

		Fair Value Measurements at December 31, 2014 Using:
	Carrying Value	Level 1	Level 2	Level 3	Total Fair Value
Financial assets:
Cash and cash equivalents	$45,574,000	$45,574,000			$45,574,000
Investment securities	90,320,000		$90,320,000		90,320,000
Loans, net	366,787,000			$368,442,000	368,442,000
FHLB stock	2,380,000				N/A
Accrued interest receivable	1,727,000		281,000	1,446,000	1,727,000
Financial liabilities:
Deposits	467,891,000	411,549,000	56,364,000		467,913,000
Repurchase agreements	9,626,000		9,626,000		9,626,000
Note payable	1,000,000			1,000,000	1,000,000
Subordinated debenture	7,454,000			7,313,000	7,313,000
Junior subordinated deferrable interest debentures	10,310,000			6,636,000	6,636,000
Accrued interest payable	72,000	7,000	47,000	18,000	72,000

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

The following tables present information about the Company’s assets and liabilities measured at fair value on a recurring and non-recurring basis as of December 31, 2015 and December 31, 2014, and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value:

Assets and liabilities measured at fair value on a recurring basis at December 31, 2015 are summarized below:

		Fair Value Measurements at December 31, 2015 Using
	Total Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
U.S. Government-sponsored agencies	$1,977,000		$1,977,000	$-
U.S. Government-sponsored agencies collateralized by mortgage obligations- residential	72,370,000		72,370,000
Obligations of states and political subdivisions	22,357,000		22,357,000
	$96,704,000	$-	$96,704,000	$-

Assets and liabilities measured at fair value on a recurring basis at December 31, 2014 are summarized below:

		Fair Value Measurements at December 31, 2014 Using
	Total Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
U.S. Government-sponsored agencies	$7,002,000		$7,002,000	$-
U.S. Government-sponsored agencies collateralized by mortgage obligations- residential	70,280,000		70,280,000
Obligations of states and political subdivisions	12,532,000		12,532,000
Corporate debt	506,000		506,000
	$90,320,000	$-	$90,320,000	$-

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

PLUMAS BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

3.	FAIR VALUE MEASUREMENTS (Continued)

Assets and liabilities measured at fair value on a non-recurring basis at December 31, 2015 are summarized below:

		Fair Value Measurements at December 31, 2015 Using
	Total Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Gains (Losses)
Assets:
Impaired loans:
Commercial	$-	$-	$-	$-	$-
Agricultural	-			-	-
Real estate – residential	-			-	-
Real estate – commercial	1,214,000			1,214,000	-
Real estate – construction and land development	30,000			30,000	(53,000)
Equity lines of credit	83,000			83,000	6,000
Auto	-			-	-
Other	-			-	-
Total impaired loans	1,327,000	-	-	1,327,000	(47,000)
Other real estate:
Real estate – residential	-			-	-
Real estate – commercial	156,000			156,000	(127,000)
Real estate – construction and land development	1,516,000			1,516,000	75,000
Equity lines of credit	84,000			84,000	(27,000)
Total other real estate	1,756,000	-	-	1,756,000	(79,000)
	$3,083,000	$-	$-	$3,083,000	$(126,000)

PLUMAS BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

3.	FAIR VALUE MEASUREMENTS (Continued)

Assets and liabilities measured at fair value on a non-recurring basis at December 31, 2014 are summarized below:

		Fair Value Measurements at December 31, 2014 Using
	Total Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Gains (Losses)
Assets:
Impaired loans:
Commercial	$-	$-	$-	$-	$-
Agricultural	-			-	-
Real estate – residential	838,000			838,000	(16,000)
Real estate – commercial	1,479,000			1,479,000	(43,000)
Real estate – construction and land development	27,000			27,000	(62,000)
Equity lines of credit	80,000			80,000	(4,000)
Auto	-			-	-
Other	-			-	-
Total impaired loans	2,424,000	-	-	2,424,000	(125,000)
Other real estate:
Real estate – residential	146,000			146,000	(17,000)
Real estate – commercial	1,052,000			1,052,000	(33,000)
Real estate – construction and land development	1,984,000			1,984,000	(138,000)
Equity lines of credit	408,000			408,000	(52,000)
Total other real estate	3,590,000	-	-	3,590,000	(240,000)
	$6,014,000	$-	$-	$6,014,000	$(365,000)

The Company has no liabilities which are reported at fair value.

The following methods were used to estimate fair value.

Impaired Loans: The fair value of collateral dependent impaired loans with specific allocations of the allowance for loan losses or loans that have been subject to partial charge-offs are generally based on recent real estate appraisals. These appraisals may utilize a single valuation approach or a combination of approaches including comparable sales and the income approach. Adjustments are routinely made in the appraisal process by the independent appraisers to adjust for differences between the comparable sales and income data available. Such adjustments are usually significant and typically result in a Level 3 classification of the inputs for determining fair value. Total losses of $47,000 and $125,000 represent impairment charges recognized during the years ended December 31, 2015 and 2014, respectively, related to the above impaired loans.

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

The following table presents quantitative information about Level 3 fair value measurements for financial instruments measured at fair value on a non-recurring basis at December 31, 2015 and 2014 (dollars in thousands):

					Range				Range
Description	Fair Value 12/31/2015	Fair Value 12/31/2014	Valuation Technique	Significant Unobservable Input	(Weighted Average) 12/31/2015				(Weighted Average) 12/31/2014
Impaired Loans:

Commercial	$-	$-	Sales Comparison	Adjustment for differences between comparable sales		N/A				N/A

Agricultural	$-	$-	Sales Comparison	Adjustment for differences between comparable sales		N/A				N/A

RE – Residential	$-	$838	Sales Comparison	Adjustment for differences between comparable sales		N/A					8%	(8%)

RE – Commercial	$1,214	$1,479	Sales Comparison	Adjustment for differences between comparable sales	9%	-	12%	(10%)	9%	-	12%	(10%)

Land and Construction	$30	$27	Sales Comparison	Adjustment for differences between comparable sales			8%	(8%)			8%	(8%)

Equity Lines of Credit	$83	$80	Sales Comparison	Adjustment for differences between comparable sales			8%	(8%)			8%	(8%)

Other Real Estate:

RE – Residential	$-	$146	Sales Comparison	Adjustment for differences between comparable sales		N/A					10%	(10%)

Land and Construction	$1,516	$1,984	Sales Comparison	Adjustment for differences between comparable sales			10%	(10%)			10%	(10%)

RE – Commercial	$156	$1,052	Sales Comparison	Adjustment for differences between comparable sales			10%	(10%)			10%	(10%)

Equity Lines of Credit	$84	$408	Sales Comparison	Adjustment for differences between comparable sales			10%	(10%)			10%	(10%)

PLUMAS BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

4.	INVESTMENT SECURITIES

The amortized cost and estimated fair value of investment securities at December 31, 2015 and 2014 consisted of the following:

Available-for-Sale	2015
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Debt securities:
U.S. Government-sponsored agencies	$1,994,000	$-	$(17,000)	$1,977,000

U.S. Government-sponsored agencies collateralized by mortgage obligations-residential	72,965,000	56,000	(651,000)	72,370,000

Obligations of states and political subdivisions	21,817,000	548,000	(8,000)	22,357,000
	$96,776,000	$604,000	$(676,000)	$96,704,000

Net unrealized loss on available-for-sale investment securities totaling $72,000 were recorded, net of $30,000 in tax benefits, as accumulated other comprehensive income within shareholders' equity at December 31, 2015. During the year ended December 31, 2015 the Company sold fifteen available-for-sale investment securities for total proceeds of $12,260,000 recording a $21,000 net gain on sale. The Company realized a gain on sale from eight of these securities totaling $62,000 and a loss on sale on seven of these securities of $41,000.

Available-for-Sale	2014
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Debt securities:
U.S. Government-sponsored agencies	$7,003,000	$19,000	$(20,000)	$7,002,000

U.S. Government-sponsored agencies collateralized by mortgage obligations-residential	70,610,000	192,000	(522,000)	70,280,000

Obligations of states and political subdivisions	12,307,000	234,000	(9,000)	12,532,000

Corporate debt	502,000	4,000	-	506,000
	$90,422,000	$449,000	$(551,000)	$90,320,000

PLUMAS BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

4.	INVESTMENT SECURITIES (Continued)

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

There were no transfers of available-for-sale investment securities during the years ended December 31, 2015, 2014 or 2013. There were no securities classified as held-to-maturity at December 31, 2015 or December 31, 2014.

Investment securities with unrealized losses at December 31, 2015 and 2014 are summarized and classified according to the duration of the loss period as follows:

December 31, 2015
	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Debt securities:

U.S. Government- sponsored agencies	$1,977,000	$17,000	$-	$-	$1,977,000	$17,000

U.S. Government agencies collateralized by mortgage obligations-residential	45,398,000	327,000	11,880,000	324,000	57,278,000	651,000

Obligations of states and political subdivisions	1,037,000	7,000	160,000	1,000	1,197,000	8,000
	$48,412,000	$351,000	$12,040,000	$325,000	$60,452,000	$676,000

December 31, 2014
	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Debt securities:

U.S. Government- sponsored agencies	$994,000	$6,000	$2,985,000	$14,000	$3,979,000	$20,000

U.S. Government agencies collateralized by mortgage obligations-residential	4,504,000	17,000	28,643,000	505,000	33,147,000	522,000

Obligations of states and political subdivisions	2,014,000	9,000	-	-	2,014,000	9,000
	$7,512,000	$32,000	$31,628,000	$519,000	$39,140,000	$551,000

PLUMAS BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

4.	INVESTMENT SECURITIES (Continued)

At December 31, 2015, the Company held 150 securities of which 57 were in a loss position. Of the securities in a loss position, 43 were in a loss position for less than twelve months. Of the 57 securities 2 are U.S. Government-sponsored agencies 51 are U.S. Government-sponsored agencies collateralized by residential mortgage obligations and 4 were obligations of states and political subdi visions. The unrealized losses relate principally to market rate conditions. All of the securities continue to pay as scheduled. When analyzing an issuer’s financial condition, management considers the length of time and extent to which the market value has been less than cost; the historical and implied volatility of the security; the financial condition of the issuer of the security; and the Company’s intent and ability to hold the security to recovery. As of December 31, 2015, management does not have the intent to sell these securities nor does it believe it is more likely than not that it will be required to sell these securities before the recovery of its amortized cost basis. Based on the Company’s evaluation of the above and other relevant factors, the Company does not believe the securities that are in an unrealized loss position as of December 31, 2015 are other than temporarily impaired.

The amortized cost and estimated fair value of investment securities at December 31, 2015 by contractual maturity are shown below. Expected maturities will differ from contractual maturities because the issuers of the securities may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized Cost	Estimated Fair Value
After one year through five years	$161,000	$160,000
After five years through ten years	16,498,000	16,879,000
After ten years	7,152,000	7,295,000
Investment securities not due at a single maturity date:
Government-sponsored mortgage-backed securities	72,965,000	72,370,000
	$96,776,000	$96,704,000

Investment securities with amortized costs totaling $62,914,000 and $57,793,000 and estimated fair values totaling $62,483,000 and $57,636,000 at December 31, 2015 and 2014, respectively, were pledged to secure deposits and repurchase agreements.

PLUMAS BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

5.	LOANS AND THE ALLOWANCE FOR LOAN LOSSES

Outstanding loans are summarized below:

	December 31,
	2015	2014
Commercial	$37,084,000	$31,465,000
Agricultural	39,856,000	35,355,000
Real estate – residential	25,474,000	29,284,000
Real estate – commercial	192,095,000	163,306,000
Real estate – construction & land development	16,188,000	24,572,000
Equity lines of credit	38,327,000	38,972,000
Auto	48,365,000	44,618,000
Other	3,582,000	2,818,000
	400,971,000	370,390,000
Deferred loan costs, net	1,940,000	1,848,000
Allowance for loan losses	(6,078,000)	(5,451,000)
	$396,833,000	$366,787,000

Changes in the allowance for loan losses were as follows:

	Year Ended December 31,
	2015	2014	2013
Balance, beginning of year	$5,451,000	$5,517,000	$5,686,000
Provision charged to operations	1,100,000	1,100,000	1,400,000
Losses charged to allowance	(827,000)	(1,913,000)	(1,915,000)
Recoveries	354,000	747,000	346,000
Balance, end of year	$6,078,000	$5,451,000	$5,517,000

The recorded investment in impaired loans totaled $6,461,000 and $8,582,000 at December 31, 2015 and 2014, respectively. The Company had specific allowances for loan losses of $751,000 on impaired loans of $2,346,000 at December 31, 2015 as compared to specific allowances for loan losses of $564,000 on impaired loans of $2,401,000 at December 31, 2014. The balance of impaired loans in which no specific reserves were required totaled $4,115,000 and $6,181,000 at December 31, 2015 and 2014, respectively. The average recorded investment in impaired loans for the years ended December 31, 2015, 2014 and 2013 was $6,528,000, $8,070,000 and $10,182,000, respectively. The Company recognized $119,000, $152,000 and $298,000 in interest income on impaired loans during the years ended December 31, 2015, 2014 and 2013, respectively. Of these amounts $0, $31,000 and $22,000 were recognized on the cash basis, respectively.

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

The carrying value of troubled debt restructurings at December 31, 2015 and December 31, 2014 was $4,661,000 and $5,738,000, respectively. The Company has allocated $311,000 and $319,000 of specific reserves on loans to customers whose loan terms have been modified in troubled debt restructurings as of December 31, 2015 and December 31, 2014, respectively. The Company has not committed to lend additional amounts on loans classified as troubled debt restructurings at December 31, 2015 and December 31, 2014.

There were no troubled debt restructurings during the twelve months ending December 31, 2015.

During the twelve month period ended December 31, 2014, the terms of two loans were modified as troubled debt restructurings. Modifications involved an extension of the maturity date for up to two years.

The following table presents loans by class modified as troubled debt restructurings that occurred during the twelve months ended December 31, 2014:

	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Recorded Investment
Troubled Debt Restructurings:
Auto	2	$29,000	$29,000

The troubled debt restructurings described above resulted in no allowance for loan losses or charge-offs during the year ended December 31, 2014.

There were no troubled debt restructurings for which there was a payment default within twelve months following the modification during the twelve months ended December 31, 2015 and 2014.

At December 31, 2015 and 2014, nonaccrual loans totaled $4,546,000 and $6,625,000, respectively. Interest foregone on nonaccrual loans totaled $303,000, $345,000 and $280,000 for the twelve months ended December 31, 2015, 2014 and 2013, respectively. The Company recognized $0, $31,000 and $22,000 in interest income on nonaccrual loans during the years ended December 31, 2015, 2014 and 2013, respectively. There were no loans past due 90 days or more and on accrual status at December 31, 2015 and 2014.

Salaries and employee benefits totaling $1,337,000, $1,441,000 and $1,337,000 have been deferred as loan origination costs during the years ended December 31, 2015, 2014 and 2013, respectively.

PLUMAS BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

5.	LOANS AND THE ALLOWANCE FOR LOAN LOSSES (Continued)

The following tables show the loan portfolio allocated by management's internal risk ratings at the dates indicated, in thousands:

December 31, 2015	Commercial Credit Exposure
	Credit Risk Profile by Internally Assigned Grade
	Commercial	Agricultural	Real Estate-Residential	Real Estate-Commercial	Real Estate-Construction	Equity LOC	Total
Grade:
Pass	$35,508	$39,426	$25,220	$185,739	$15,048	$37,983	$338,924
Watch	883	387	149	2,442	247	-	4,108
Substandard	693	43	105	3,914	893	344	5,992
Doubtful	-	-	-	-	-	-	-
Total	$37,084	$39,856	$25,474	$192,095	$16,188	$38,327	$349,024

December 31, 2014	Commercial Credit Exposure
	Credit Risk Profile by Internally Assigned Grade
	Commercial	Agricultural	Real Estate-Residential	Real Estate-Commercial	Real Estate-Construction	Equity LOC	Total
Grade:
Pass	$30,176	$34,609	$28,048	$156,329	$22,924	$38,373	$310,459
Watch	789	355	233	2,297	537	146	4,357
Substandard	500	391	1,003	4,680	1,111	453	8,138
Doubtful	-	-	-	-	-	-	-
Total	$31,465	$35,355	$29,284	$163,306	$24,572	$38,972	$322,954

	Consumer Credit Exposure			Consumer Credit Exposure
	Credit Risk Profile Based on Payment Activity			Credit Risk Profile Based on Payment Activity
	December 31, 2015			December 31, 2014
	Auto	Other	Total	Auto	Other	Total
Grade:
Performing	$48,300	$3,582	$51,882	$44,523	$2,805	$47,328
Non-performing	65	-	65	95	13	108
Total	$48,365	$3,582	$51,947	$44,618	$2,818	$47,436

PLUMAS BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

5.	LOANS AND THE ALLOWANCE FOR LOAN LOSSES (Continued)

The following tables show the allocation of the allowance for loan losses at the dates indicated, in thousands:

			Real Estate-	Real Estate-	Real Estate-
	Commercial	Agricultural	Residential	Commercial	Construction	Equity LOC	Auto	Other	Total
Year ended 12/31/15:
Allowance for Loan Losses
Beginning balance	$574	$225	$379	$1,701	$1,227	$691	$581	$73	$5,451
Charge-offs	(88)	(3)	(132)	-	(55)	(98)	(414)	(37)	(827)
Recoveries	167	6	8	-	-	6	124	43	354
Provision	(14)	66	86	824	(298)	(71)	493	14	1,100
Ending balance	$639	$294	$341	$2,525	$874	$528	$784	$93	$6,078

Year ended 12/31/14:
Allowance for Loan Losses
Beginning balance	$785	$164	$638	$1,774	$944	$613	$449	$150	$5,517
Charge-offs	(191)	-	(127)	(888)	(106)	(205)	(282)	(114)	(1,913)
Recoveries	89	-	13	6	491	5	73	70	747
Provision	(109)	61	(145)	809	(102)	278	341	(33)	1,100
Ending balance	$574	$225	$379	$1,701	$1,227	$691	$581	$73	$5,451

Year ended 12/31/13:
Allowance for Loan Losses
Beginning balance	$855	$159	$894	$1,656	$950	$736	$289	$147	$5,686
Charge-offs	(401)	-	(257)	(162)	(735)	(92)	(134)	(134)	(1,915)
Recoveries	140	-	94	15	-	1	55	41	346
Provision	191	5	(93)	265	729	(32)	239	96	1,400
Ending balance	$785	$164	$638	$1,774	$944	$613	$449	$150	$5,517

December 31, 2015:
Allowance for Loan Losses
Ending balance: individually evaluated for impairment	$26	$-	54	$371	$269	$31	$-	-	751
Ending balance: collectively evaluated for impairment	$613	$294	$287	$2,154	$605	$497	$784	$93	$5,327
Loans
Ending balance	$37,084	$39,856	$25,474	$192,095	$16,188	$38,327	$48,365	$3,582	$400,971
Ending balance: individually evaluated for impairment	$73	$260	$1,593	$3,129	$1,029	$311	$66	$-	$6,461
Ending balance: collectively evaluated for impairment	$37,011	$39,596	$23,881	$188,966	$15,159	$38,016	$48,299	$3,582	$394,510

PLUMAS BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

5.	LOANS AND THE ALLOWANCE FOR LOAN LOSSES (Continued)

The following table shows the allocation of the allowance for loan losses at the date indicated, in thousands:

			Real Estate-	Real Estate-	Real Estate-
	Commercial	Agricultural	Residential	Commercial	Construction	Equity LOC	Auto	Other	Total
December 31, 2014:
Allowance for Loan Losses
Ending balance: individually evaluated for impairment	$-	$-	$51	$65	$274	$174	$-	$-	$564
Ending balance: collectively evaluated for impairment	$574	$225	$328	$1,636	$953	$517	$581	$73	$4,887
Loans
Ending balance	$31,465	$35,355	$29,284	$163,306	$24,572	$38,972	$44,618	$2,818	$370,390
Ending balance: individually evaluated for impairment	$55	$605	$2,518	$3,643	$1,252	$415	$93	$1	$8,582
Ending balance: collectively evaluated for impairment	$31,410	$34,750	$26,766	$159,663	$23,320	$38,557	$44,525	$2,817	$361,808

PLUMAS BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

5.	LOANS AND THE ALLOWANCE FOR LOAN LOSSES (Continued)

The following tables show an aging analysis of the loan portfolio by the time past due, in thousands:

December 31, 2015
	30-89 Days Past Due	90 Days and Still Accruing	Nonaccrual	Total Past Due and Nonaccrual	Current	Total

Commercial	$457	$-	$56	$513	$36,571	$37,084
Agricultural	-	-	-	-	39,856	39,856
Real estate - residential	472	-	90	562	24,912	25,474
Real estate - commercial	-	-	3,130	3,130	188,965	192,095
Real estate – construction & land	9	-	893	902	15,286	16,188
Equity Lines of Credit	8	-	312	320	38,007	38,327
Auto	586	-	65	651	47,714	48,365
Other	15	-	-	15	3,567	3,582
Total	$1,547	$-	$4,546	$6,093	$394,878	$400,971

December 31, 2014
	30-89 Days Past Due	90 Days and Still Accruing	Nonaccrual	Total Past Due and Nonaccrual	Current	Total

Commercial	$131	$-	$38	$169	$31,296	$31,465
Agricultural	-	-	339	339	35,016	35,355
Real estate - residential	292	-	985	1,277	28,007	29,284
Real estate - commercial	-	-	3,643	3,643	159,663	163,306
Real estate – construction & land	345	-	1,111	1,456	23,116	24,572
Equity Lines of Credit	194	-	415	609	38,363	38,972
Auto	601	-	93	694	43,924	44,618
Other	43	-	1	44	2,774	2,818
Total	$1,606	$-	$6,625	$8,231	$362,159	$370,390

PLUMAS BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

5.	LOANS AND THE ALLOWANCE FOR LOAN LOSSES (Continued)

The following tables show information related to impaired loans at the dates indicated, in thousands:

As of December 31, 2015:	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized

With no related allowance recorded:
Commercial	$47	$47		$39	$1
Agricultural	260	260		262	20
Real estate – residential	1,347	1,359		1,346	79
Real estate – commercial	1,976	2,622		2,057	-
Real estate – construction & land	221	221		232	-
Equity Lines of Credit	199	199		156	-
Auto	65	65		21	-
Other	-	-		-	-
With an allowance recorded:
Commercial	$26	$26	$26	$29	$-
Agricultural	-	-	-	-	-
Real estate – residential	245	245	54	246	11
Real estate – commercial	1,154	1,154	371	1,203	-
Real estate – construction & land	808	808	269	822	8
Equity Lines of Credit	113	113	31	115	-
Auto	-	-	-	-	-
Other	-	-	-	-	-
Total:
Commercial	$73	$73	$26	$68	$1
Agricultural	260	260	-	262	20
Real estate – residential	1,592	1,604	54	1,592	90
Real estate – commercial	3,130	3,776	371	3,260	-
Real estate – construction & land	1,029	1,029	269	1,054	8
Equity Lines of Credit	312	312	31	271	-
Auto	65	65	-	21	-
Other	-	-	-	-	-
Total	$6,461	$7,119	$751	$6,528	$119

		Unpaid		Average	Interest
	Recorded	Principal	Related	Recorded	Income
As of December 31, 2014:	Investment	Balance	Allowance	Investment	Recognized

With no related allowance recorded:
Commercial	$55	$55		$61	$1
Agricultural	605	605		605	51
Real estate – residential	1,422	1,433		1,443	80
Real estate – commercial	3,389	4,036		2,460	-
Real estate – construction & land	495	495		512	9
Equity Lines of Credit	121	121		130	-
Auto	93	93		81	-
Other	1	1		-	-
With an allowance recorded:
Commercial	$-	$-	$-	$-	$-
Agricultural	-	-	-	-	-
Real estate – residential	1,096	1,102	51	1,112	11
Real estate – commercial	254	254	65	589	-
Real estate – construction & land	757	757	274	778	-
Equity Lines of Credit	294	294	174	299	-
Auto	-	-	-	-	-
Other	-	-	-	-	-
Total:
Commercial	$55	$55	$-	$61	$1
Agricultural	605	605	-	605	51
Real estate – residential	2,518	2,535	51	2,555	91
Real estate – commercial	3,643	4,290	65	3,049	-
Real estate – construction & land	1,252	1,252	274	1,290	9
Equity Lines of Credit	415	415	174	429	-
Auto	93	93	-	81	-
Other	1	1	-	-	-
Total	$8,582	$9,246	$564	$8,070	$152

PLUMAS BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

5.	LOANS AND THE ALLOWANCE FOR LOAN LOSSES (Continued)

The following table shows information related to impaired loans at the date indicated, in thousands:

As of December 31, 2013:	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized

With no related allowance recorded:
Commercial	$1,224	$1,493		$1,239	$3
Agricultural	267	267		267	20
Real estate – residential	2,024	2,035		2,057	89
Real estate – commercial	2,237	2,675		2,489	53
Real estate – construction & land	1,325	1,325		1,384	79
Equity Lines of Credit	339	339		294	9
Auto	77	77		20	3
Other	-	-		-	-
With an allowance recorded:
Commercial	$100	$100	$79	$58	$-
Agricultural	-	-	-	-	-
Real estate – residential	451	451	200	452	10
Real estate – commercial	837	837	232	994	-
Real estate – construction & land	412	412	13	417	25
Equity Lines of Credit	522	522	105	511	7
Auto	-	-	-	-	-
Other	-	-	-	-	-
Total:
Commercial	$1,324	$1,593	$79	$1,297	$3
Agricultural	267	267	-	267	20
Real estate – residential	2,475	2,486	200	2,509	99
Real estate – commercial	3,074	3,512	232	3,483	53
Real estate – construction & land	1,737	1,737	13	1,801	104
Equity Lines of Credit	861	861	105	805	16
Auto	77	77	-	20	3
Other	-	-	-	-	-
Total	$9,815	$10,533	$629	$10,182	$298

PLUMAS BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

6.	PREMISES AND EQUIPMENT

Premises and equipment consisted of the following:

	December 31,
	2015	2014

Land	$2,863,000	$2,628,000
Premises	15,833,000	15,768,000
Furniture, equipment and leasehold improvements	7,491,000	6,599,000
	26,187,000	24,995,000

Less accumulated depreciation and amortization	(13,953,000)	(13,353,000)
	$12,234,000	$11,642,000

Depreciation and amortization included in occupancy and equipment expense totaled $1,055,000, $1,147,000 and $1,166,000 for the years ended December 31, 2015, 2014 and 2013, respectively.

7.	DEPOSITS

Interest-bearing deposits consisted of the following:

	December 31,
	2015	2014

Interest-bearing demand deposits	$91,225,000	$82,144,000
Money market	48,848,000	42,499,000
Savings	125,896,000	106,257,000
Time, $250,000 or more	3,079,000	3,291,000
Other time	49,184,000	53,051,000
	$318,232,000	$287,242,000

At December 31, 2015, the scheduled maturities of time deposits were as follows:

Year Ending
December 31,

2016	$38,388,000
2017	9,246,000
2018	2,208,000
2019	2,114,000
2020	307,000
thereafter	-
$52,263,000

Deposit overdrafts reclassified as loan balances were $364,000 and $269,000 at December 31, 2015 and 2014, respectively.

PLUMAS BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

8.	SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE

Securities sold under agreements to repurchase totaling $7,671,000 and $9,626,000 at December 31, 2015, and 2014, respectively are secured by U.S. Government agency securities with a carrying amount of $13,171,000 and $14,879,000 at December 31, 2015 and 2014, respectively.

Securities sold under agreements to repurchase are financing arrangements that mature within two years. At maturity, the securities underlying the agreements are returned to the Company. Information concerning securities sold under agreements to repurchase during 2015 and 2014 is summarized as follows:

	2015	2014
Average daily balance during the year	$6,529,000	$7,519,000
Average interest rate during the year	0.08%	0.09%
Maximum month-end balance during the year	$8,708,000	$11,466,000
Weighted average interest rate at year-end	0.08%	0.11%

9.	BORROWING ARRANGEMENTS

The Company is a member of the FHLB and can borrow up to $154,000,000 from the FHLB secured by commercial and residential mortgage loans with carrying values totaling $231,000,000. The Company is required to hold FHLB stock as a condition of membership. At December 31, 2015 and 2014, the Company held $2,380,000 of FHLB stock which is recorded as a component of other assets. Based on this level of stock holdings at December 31, 2015, the Company can borrow up to $88,159,000. To borrow the $154,000,000 in available credit the Company would need to purchase $1,787,000 in additional FHLB stock. In addition to its FHLB borrowing line, the Company has unsecured short-term borrowing agreements with three of its correspondent banks in the amounts of $20 million, $11 million and $10 million. There were no outstanding borrowings to the FHLB or the correspondent banks under these agreements at December 31, 2015 and 2014.

On October 24, 2013 the Company issued a $3.0 million promissory note (the “Note”) payable to an unrelated commercial bank. As originally issued, the Note provided for an interest rate of U.S. “Prime Rate” plus three-quarters percent per annum, 4.00% at December 31, 2014 and 2013, had a term of 18 months and subjected the Bank to several negative and affirmative covenants including, but not limited to providing timely financial information, maintaining specified levels of capital, restrictions on additional borrowings, and meeting or exceeding certain capital and asset quality ratios. The Note is secured by 100 shares of the Bank’s stock representing the 100% of the Company's ownership interest in the Bank.

On July 28, 2014, the Company and the borrower modified the Note to (1) extend the maturity date to October 24, 2015, (2) increase the maximum principal amount to $7.5 million and (3) permit the Company to borrow, repay and reborrow up to the maximum principal amount of the Note, among other things.

PLUMAS BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

9.	BORROWING ARRANGEMENTS (Continued)

On October 1, 2015, the Company and the borrower further modified the Note to (1) extend the maturity date to October 1, 2016, (2) reduce the maximum principal amount to $2.5 million and (3) change the interest rate to U.S. "Prime Rate" plus one-half percent per annum.

Concurrently, with entering into the second modification of the note on October 1, 2015, the Company entered into a $5.0 million term loan (the “Term Loan”), which matures on October 1, 2018. The Term Loan requires quarterly principal payments of $125,000 plus accrued interest. Both the Term Loan and the Note bear interest at a rate of the U.S. "Prime Rate" plus one-half percent per annum and are secured by 100 shares of Plumas Bank stock representing the Company's 100% ownership interest in Plumas Bank.

Under the Term Loan and the Note, the Bank is subject to several negative and affirmative covenants similar to the covenants under the original Note but in several cases less restrictive. The Bank was in compliance with all such covenants related to the Note and the Term Loan at December 31, 2015 and December 31, 2014. Interest expense related to the Note and the Term Loan for the years ended December 31, 2015, December 31, 2014 and 2013 totaled $155,000, $111,000 and $23,000, respectively. The ending balance of the Note at December 31, 2014 was $1,000,000. There was no balance outstanding on the Note at December 31, 2015. The balance of the Term Loan was $4,875,000 at December 31, 2015.

On April 15, 2013 the Company issued a $7.5 million subordinated debenture (“subordinated debt”). The subordinated debt was issued to an unrelated third-party (“Lender”) pursuant to a subordinated debenture purchase agreement, subordinated debenture note, and stock purchase warrant. On April 16, 2015 the Bancorp paid off the subordinated debt. Interest expense related to the subordinated debt for the years ended December 31, 2015, 2014 and 2013 totaled $219,000, $756,000 and $541,000, respectively.

The subordinated debt had an interest rate of 7.5% per annum and a term of 8 years with no prepayment allowed during the first two years and was made in conjunction with an eight-year warrant (the “Warrant”) to purchase up to 300,000 shares of the Company’s common stock, no par value at an exercise price, subject to anti-dilution adjustments, of $5.25 per share. Under capital guidelines in effect through December 31, 2014 the subordinated debt qualified as Tier 2 capital. However, under the provisions of Basel III, which became effective for the Company on January 1, 2015, the subordinated debt no longer qualified as capital.

The Company allocated the proceeds received on April 15, 2013 between the subordinated debt and the Warrant based on the estimated relative fair value of each. The fair value of the Warrant was estimated based on a Black-Scholes-Merton model and totaled $318,000. The discount recorded on the subordinated noted was amortized by the level-yield method over 2 years.

PLUMAS BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

9.	BORROWING ARRANGEMENTS (Continued)

Proceeds from the Note and the subordinated debt were used to partially fund the repurchase of preferred stock. (see Note 12 - Shareholders’ Equity for additional information related to the repurchase, during 2013, of the Bancorp’s Fixed Rate Cumulative Perpetual Preferred Stock, Series A (the “Series A Preferred Stock”).

10.	JUNIOR SUBORDINATED DEFERRABLE INTEREST DEBENTURES

Plumas Statutory Trust I and II are business trusts formed by the Company with capital of $311,000 and $163,000, respectively, for the sole purpose of issuing trust preferred securities fully and unconditionally guaranteed by the Company.

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

Trust I’s Subordinated Debentures mature on September 26, 2032, bear a current interest rate of 4.00% (based on 3-month LIBOR plus 3.40%), with repricing and payments due quarterly. Trust II’s Subordinated Debentures mature on September 28, 2035, bear a current interest rate of 1.99% (based on 3-month LIBOR plus 1.48%), with repricing and payments due quarterly. The Subordinated Debentures are redeemable by the Company, subject to receipt by the Company of prior approval from the Federal Reserve Board of Governors, on any quarterly anniversary date on or after the 5-year anniversary date of the issuance. The redemption price is par plus accrued and unpaid interest, except in the case of redemption under a special event which is defined in the debenture. The Trust Preferred Securities are subject to mandatory redemption to the extent of any early redemption of the Subordinated Debentures and upon maturity of the Subordinated Debentures on September 26, 2032 for Trust I and September 28, 2035 for Trust II.

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

Interest expense recognized by the Company for the years ended December 31, 2015, 2014 and 2013 related to the subordinated debentures was $306,000, $303,000 and $313,000, respectively.

11.	COMMITMENTS AND CONTINGENCIES

Leases

The Company has commitments for leasing premises under the terms of noncancelable operating leases expiring from 2016 to 2020. Future minimum lease payments are as follows:

Year Ending
December 31,
2016	$242,000
2017	151,000
2018	108,000
2019	99,000
2020	74,000
$674,000

Rental expense included in occupancy and equipment expense totaled $233,000, $192,000 and $154,000 for the years ended December 31, 2015, 2014 and 2013, respectively.

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

The following financial instruments represent off-balance-sheet credit risk:

	December 31,
	2015	2014
Commitments to extend credit	$82,995,000	$89,735,000
Letters of credit	$265,000	$-

PLUMAS BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

11.	COMMITMENTS AND CONTINGENCIES (Continued)

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

Letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loans to customers. The fair value of the liability related to these letters of credit, which represents the fees received for issuing the guarantees, was not significant at December 31, 2015 and 2014. The Company recognizes these fees as revenues over the term of the commitment or when the commitment is used.

At December 31, 2015, consumer loan commitments represent approximately 12% of total commitments and are generally unsecured. Commercial and agricultural loan commitments represent approximately 41% of total commitments and are generally secured by various assets of the borrower. Real estate loan commitments, including consumer home equity lines of credit, represent the remaining 47% of total commitments and are generally secured by property with a loan-to-value ratio not to exceed 80%. In addition, the majority of the Company’s commitments have variable interest rates.

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

PLUMAS BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

12.	SHAREHOLDERS' EQUITY

Dividend Restrictions

The Company's ability to pay cash dividends is dependent on dividends paid to it by the Bank and limited by California corporation law. Under California law, the holders of common stock of the Company are entitled to receive dividends when and as declared by the Board of Directors, out of funds legally available, subject to certain restrictions. The California general corporation law permits a California corporation such as the Company to make a distribution to its shareholders if its retained earnings equal at least the amount of the proposed distribution or if after giving effect to the distribution, the value of the corporation’s assets exceed the amount of its liabilities plus the amount of shareholders preferences, if any, and certain other conditions are met.

Dividends from the Bank to the Company are restricted under California law to the lesser of the Bank's retained earnings or the Bank's net income for the latest three fiscal years, less dividends previously declared during that period, or, with the approval of the DBO, to the greater of the retained earnings of the Bank, the net income of the Bank for its last fiscal year, or the net income of the Bank for its current fiscal year. As of December 31, 2015, the maximum amount available for dividend distribution under this restriction was approximately $5,100,000. In addition the Company’s ability to pay dividends is subject to certain covenants contained in the indentures relating to the Trust Preferred Securities issued by the business trusts (see Note 10 for additional information related to the Trust Preferred Securities).

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

On April 11, 2013, the Treasury announced its intent to sell its investment in the Bancorp’s Series A Preferred Stock along with similar investments the Treasury had made in seven other financial institutions, principally to qualified institutional buyers. Using a modified Dutch auction methodology that establishes a market price by allowing investors to submit bids at specified increments during the period of April 15, 2013 through April 18, 2013, the U.S. Treasury auctioned all of the Bancorp’s 11,949 Series A Preferred Stock. The Company sought and obtained regulatory permission to participate in the auction. The Company successfully bid to repurchase 7,000 shares of the 11,949 outstanding shares. This repurchase resulted in a discount of approximately 7% on the face value of the Series A Preferred Stock plus related outstanding dividends. The remaining 4,949 shares were purchased at auction by third party private investors.

PLUMAS BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

12.	SHAREHOLDERS' EQUITY (Continued)

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

	For the Year Ended December 31,
(In thousands, except per share data)	2015	2014	2013
Net Income:
Net income	$5,818	$4,738	$3,431
Discount on redemption of preferred shares	-	-	565
Dividends and accretion on preferred shares	-	-	(347)
Net income available to common shareholders	$5,818	$4,738	$3,649
Earnings Per Share:
Basic earnings per share	$1.21	$0.99	$0.76
Diluted earnings per share	$1.15	$0.95	$0.75
Weighted Average Number of Shares Outstanding:
Basic shares	4,817	4,793	4,780
Diluted shares	5,058	4,977	4,883

Shares of common stock issuable under stock options and warrants for which the exercise prices were greater than the average market prices were not included in the computation of diluted earnings per share due to their antidilutive effect. Stock options and warrants not included in the computation of diluted earnings per share, due to shares not being in the-money and having an antidilutive effect, were 53,000, 238,000 and 172,000 for the years ended December 31, 2015, 2014 and 2013, respectively. At December 31, 2015, 2014 and 2013 one stock warrant was outstanding to purchase up to 300,000 shares of the Bancorp’s common stock at an exercise price, subject to anti-dilution adjustments, of $5.25 per share.

PLUMAS BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

12.	SHAREHOLDERS' EQUITY (Continued)

Stock Options

In 2001, the Company established a Stock Option Plan for which 192,893 shares of common stock remain reserved for issuance to employees and directors and no shares are available for future grants as of December 31, 2015.

As of December 31, 2015, all remaining shares in this plan have vested and no compensation cost remains unrecognized.

The total fair value of options vested was $49,000 for the years ended December 31, 2015 and 2014. The total intrinsic value of options at time of exercise was $240,000 and $51,000 for the years ended December 31, 2015 and 2014, respectively.

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Intrinsic Value

Options outstanding at January 1, 2013	419,806	$8.67
Options forfeited	(43,347)	11.34
Options exercised	(11,400)	2.95
Options outstanding at December 31, 2013	365,059	8.53
Options forfeited	(47,266)	13.64
Options exercised	(11,400)	2.95
Options outstanding at December 31, 2014	306,393	7.95
Options forfeited	(74,600)	16.26
Options exercised	(38,900)	2.95
Options outstanding at December 31, 2015	192,893	$5.75	2.4	$802,000
Options exercisable at December 31, 2015	192,893	$5.75	2.4	$802,000
Expected to vest after December 31, 2015	-

In May 2013, the Company established the 2013 Stock Option Plan for which 500,000 shares of common stock are reserved and 396,800 shares are available for future grants as of December 31, 2015. The 2013 Plan requires that the option price may not be less than the fair market value of the stock at the date the option is granted, and that the stock must be paid in full at the time the option is exercised. Payment in full for the option price must be made in cash, with Company common stock previously acquired by the optionee and held by the optionee for a period of at least six months, in options of the Optionee that are fully vested and exercisable or in any combination of the foregoing. The options expire on dates determined by the Board of Directors, but not later than ten years from the date of grant. No options were granted during the years ended December 31, 2015 and 2013. During the year ended December 31, 2014,110,400 options were granted.

As of December 31, 2015, there was $124,000 of total unrecognized compensation cost related to non-vested, share-based compensation arrangements granted under the 2013 Plan. That cost is expected to be recognized over a weighted average period of 2.3 years.

PLUMAS BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

12.	SHAREHOLDERS' EQUITY (Continued)

Stock Options (continued)

A summary of the activity within the 2013 Plan follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term in Years	Intrinsic Value
Options outstanding at January 1, 2014	-	$-
Options granted	110,400	6.32
Options outstanding at December 31, 2014	110,400	6.32
Options cancelled	(7,200)	6.32
Options exercised	(800)	6.32
Options outstanding at December 31, 2015	102,400	$6.32	6.3	$242,000
Options exercisable at December 31, 2015	26,800	$6.32	6.3	$63,000
Expected to vest after December 31, 2015	65,507	$6.32	6.3	$155,000

Compensation cost related to stock options recognized in operating results under the two stock option plans was $70,000 and $81,000 for the years ended December 31, 2015 and 2014, respectively. The associated future income tax benefit recognized was $7,000 for the year ended December 31, 2015 and $6,000 for the year ended December 31, 2014.

Cash received from option exercises for the years ended December 31, 2015 and 2014 was $88,000 and $34,000, respectively. The tax benefit realized for the tax deductions from option exercise totaled $13,000 for each of the years ended December 31, 2015 and 2014.

Regulatory Capital

The Bank is subject to certain regulatory capital requirements administered by the FDIC. Failure to meet these minimum capital requirements can initiate certain mandatory and possibly additional discretionary, actions by regulators that, if undertaken, could have a direct material effect on the Company's consolidated financial statements.

Under capital adequacy guidelines, the Bank must meet specific capital guidelines that involved quantitative measures of their assets, liabilities and certain off-balance sheet items as calculated under regulatory accounting practices. These quantitative measures are established by regulation and require that minimum amounts and ratios of total and Tier 1 capital to risk-weighted assets and of Tier 1 capital to average assets be maintained. Capital amounts and classifications are also subject to qualitative judgments by the regulators about components, risk weightings and other factors.

The Bank is also subject to additional capital guidelines under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain total risk-based, Tier 1 risk-based and Tier 1 leverage ratios as set forth in the table on the following page and cannot be subject to a written agreement, order or capital directive issued by the FDIC.

PLUMAS BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

12.	SHAREHOLDERS' EQUITY (Continued)

Regulatory Capital (continued)

In July, 2013, the federal bank regulatory agencies approved the final rules implementing the Basel Committee on Banking Supervision’s capital guidelines for U.S. banks. The phase-in period for the final rules began on January 1, 2015, with full compliance with all of the final rule’s requirements phased in over a multi-year schedule. Under the final rules, minimum requirements increased for both the quantity and quality of capital held by the Company and the Bank. The rules include a new common equity Tier 1 capital to risk-weighted assets ratio of 4.5% and a capital conservation buffer of 2.5% of risk-weighted assets. The final rules also raise the minimum ratio of Tier 1 capital to risk-weighted assets from 4.0% to 6.0% and require a minimum leverage ratio of 4.0%. The final rules also implement strict eligibility criteria for regulatory capital instruments.

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

The following table sets forth the Bank's actual capital amounts and ratios (dollar amounts in thousands):

			Amount of Capital Required
					To be Well-Capitalized
			For Capital		Under Prompt
	Actual		Adequacy Purposes		Corrective Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2015
Common Equity Tier 1 Ratio	$56,300	12.7%	$19,908	4.5%	$28,756	6.5%
Tier 1 Leverage Ratio	56,300	9.4%	23,999	4.0%	29,999	5.0%
Tier 1 Risk-Based Capital Ratio	56,300	12.7%	26,544	6.0%	35,392	8.0%
Total Risk-Based Capital Ratio	61,839	14.0%	35,392	8.0%	44,240	10.0%

December 31, 2014
Common Equity Tier 1 Ratio	N/A	N/A	N/A	N/A	N/A	N/A
Tier 1 Leverage Ratio	$53,925	9.8%	$22,144	4.0%	$27,643	5.0%
Tier 1 Risk-Based Capital Ratio	53,925	13.2%	16,344	4.0%	24,517	6.0%
Total Risk-Based Capital Ratio	59,039	14.4%	32,689	8.0%	40,860	10.0%

The current and projected capital positions of the Company and the Bank and the impact of capital plans and long-term strategies are reviewed regularly by management. The Company policy is to maintain the Bank’s ratios above the prescribed well-capitalized ratios at all times. Management believes that the Bank currently meets all its capital adequacy requirements.

PLUMAS BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

13.	OTHER EXPENSES

Other expenses consisted of the following:

	Year Ended December 31,
	2015	2014	2013
Outside service fees	$2,003,000	$2,042,000	$1,855,000
Professional fees	707,000	583,000	831,000
Telephone and data communications	376,000	351,000	287,000
Deposit insurance	362,000	387,000	435,000
Business development	332,000	279,000	291,000
Advertising and promotion	305,000	282,000	281,000
Director compensation and retirement	300,000	298,000	232,000
Armored car and courier	234,000	224,000	228,000
Loan collection expenses	200,000	182,000	212,000
OREO expenses	182,000	362,000	310,000
Stationery and supplies	105,000	122,000	113,000
Provision from change in OREO valuation	79,000	240,000	486,000
Postage	41,000	45,000	51,000
Gain on sale of other real estate	(198,000)	(101,000)	(171,000)
Other operating expenses	404,000	173,000	526,000
	$5,432,000	$5,469,000	$5,967,000

14.	INCOME TAXES

The provision for income taxes for the years ended December 31, 2015, 2014 and 2013 consisted of the following:

2015	Federal	State	Total
Current	$3,625,000	$631,000	$4,256,000
Deferred	(848,000)	309,000	(539,000)
Provision for income taxes	$2,777,000	$940,000	$3,717,000

2014	Federal	State	Total
Current	$1,863,000	$58,000	$1,921,000
Deferred	401,000	764,000	1,165,000
Provision for income taxes	$2,264,000	$822,000	$3,086,000

2013	Federal	State	Total
Current	$60,000	$22,000	$82,000
Deferred	1,578,000	507,000	2,085,000
Provision for income taxes	$1,638,000	$529,000	$2,167,000

PLUMAS BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

14.	INCOME TAXES (Continued)

Deferred tax assets (liabilities) consisted of the following:

	December 31,
	2015	2014
Deferred tax assets:

Allowance for loan losses	$903,000	$181,000
Deferred compensation	1,774,000	1,773,000
OREO valuation allowance	556,000	944,000
Premises and equipment	619,000	475,000
Net operating loss carryovers	4,000	236,000
Unrealized loss on available-for-sale investment securities	30,000	42,000
Other	717,000	372,000
Total deferred tax assets	4,603,000	4,023,000

Deferred tax liabilities:

Deferred loan costs	(1,436,000)	(1,397,000)
Other	(244,000)	(229,000)
Total deferred tax liabilities	(1,680,000)	(1,626,000)
Net deferred tax assets	$2,923,000	$2,397,000

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

At December 31, 2015 total deferred tax assets were approximately $4,603,000 and total deferred tax liabilities were approximately $1,680,000 for a net deferred tax asset of $2,923,000. The Company’s deferred tax assets primarily relate timing differences in the tax deductibility of impairment charges on other real estate owned, deprecation on premises and equipment, the provision for loan losses and deferred compensation. Based upon our analysis of available evidence, management of the Company determined that it is "more likely than not" that all of our deferred income tax assets as of December 31, 2015 and 2014 will be fully realized and therefore no valuation allowance was recorded. On the consolidated balance sheet, net deferred tax assets are included in accrued interest receivable and other assets.

PLUMAS BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

14.	INCOME TAXES (Continued)

The provision for income taxes differs from amounts computed by applying the statutory Federal income tax rate to operating income before income taxes. The significant items comprising these differences consisted of the following:

	2015	2014	2013
Federal income tax, at statutory rate	34.0%	34.0%	34.0%
State franchise tax, net of Federal tax effect	6.9%	6.9%	6.0%
Interest on obligations of states and political subdivisions	(1.3)%	(0.7)%	(0.1)%
Net increase in cash surrender value of bank owned life insurance	(1.2)%	(1.5)%	(2.1)%
Other	0.6%	0.7%	0.9%
Effective tax rate	39.0%	39.4%	38.7%

At year-end 2015, the Company had state operating loss carry-forwards of approximately $62,000 which expire at various dates from 2029 to 2031. Deferred tax assets are recognized for net operating losses because the benefit is more likely than not to be realized.

The Company and its subsidiary file income tax returns in the U.S. federal and California jurisdictions. The Company conducts all of its business activities in the states of California and Nevada. There are currently no pending U.S. federal, state, and local income tax or non-U.S. income tax examinations by tax authorities.

With few exceptions, the Company is no longer subject to tax examinations by U.S. Federal taxing authorities for years ended before December 31, 2012, and by state and local taxing authorities for years ended before December 31, 2011.

The unrecognized tax benefits and changes therein and the interest and penalties accrued by the Company as of or during the years ended December 31, 2015 and 2014 were not significant. The Company does not expect the total amount of unrecognized tax benefits to significantly increase or decrease in the next twelve months.

15.	RELATED PARTY TRANSACTIONS

During the normal course of business, the Company enters into transactions with related parties, including executive officers and directors. The following is a summary of the aggregate activity involving related party borrowers during 2015:

Balance, January 1, 2015	$1,749,000
Disbursements	2,673,000
Amounts repaid	(1,173,000)
Balance, December 31, 2015	$3,249,000
Undisbursed commitments to related parties, December 31, 2015	$1,518,000

PLUMAS BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

16.	EMPLOYEE BENEFIT PLANS

Profit Sharing Plan

The Plumas Bank Profit Sharing Plan commenced April 1, 1988 and is available to employees meeting certain service requirements. Under the Plan, employees are able to defer a selected percentage of their annual compensation. Included under the Plan's investment options is the option to invest in Company stock. During 2015, the Company’s contribution consisted of a matching amount of 25% of the employee’s contribution up to a total of 2% of the employee’s compensation totaling $111,000. No contribution was made for the years ended December 31, 2014 and 2013.

Salary Continuation and Retirement Agreements

Salary continuation and retirement agreements are in place for the Company’s president and seven members of the Board of Directors as well as five former executives and four former directors. Under these agreements, the directors and executives will receive monthly payments for twelve to fifteen years, respectively, after retirement. The estimated present value of these future benefits is accrued over the period from the effective dates of the agreements until the participants' expected retirement dates. The expense recognized under these plans for the years ended December 31, 2015, 2014 and 2013 totaled $258,000, $289,000 and $286,000, respectively. Accrued compensation payable under these plans totaled $3,973,000 and $4,007,000 at December 31, 2015 and 2014, respectively.

In connection with these agreements, the Bank purchased single premium life insurance policies with cash surrender values totaling $12,187,000 and $11,845,000 at December 31, 2015 and 2014, respectively. Income earned on these policies, net of expenses, totaled $342,000, $341,000 and $344,000 for the years ended December 31, 2015, 2014 and 2013, respectively.

PLUMAS BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

17.	PARENT ONLY CONDENSED FINANCIAL STATEMENTS

CONDENSED BALANCE SHEETS

December 31, 2015 and 2014

	2015	2014
ASSETS

Cash and cash equivalents	$849,000	$628,000
Investment in bank subsidiary	56,295,000	53,865,000
Other assets	552,000	790,000

Total assets	$57,696,000	$55,283,000

LIABILITIES AND SHAREHOLDERS' EQUITY
Other liabilities	$15,000	$22,000
Note payable	4,875,000	1,000,000
Subordinated debenture	-	7,454,000
Junior subordinated deferrable interest debentures	10,310,000	10,310,000

Total liabilities	15,200,000	18,786,000

Shareholders' equity:
Common stock	6,475,000	6,312,000
Retained earnings	36,063,000	30,245,000
Accumulated other comprehensive loss	(42,000)	(60,000)

Total shareholders' equity	42,496,000	36,497,000

Total liabilities and shareholders' equity	$57,696,000	$55,283,000

CONDENSED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

For the Years Ended December 31, 2015, 2014 and 2013

	2015	2014	2013
Income:
Dividends declared by bank subsidiary	$4,000,000	$2,500,000	$4,500,000
Earnings from investment in Plumas
Statutory Trusts I and II	9,000	9,000	9,000

Total income	4,009,000	2,509,000	4,509,000

Expenses:
Interest on note payable	155,000	111,000	23,000
Interest on subordinated debenture	219,000	756,000	541,000
Interest on junior subordinated deferrable interest debentures	306,000	303,000	313,000
Other expenses	206,000	211,000	309,000

Total expenses	886,000	1,381,000	1,186,000

Income before equity in undistributed income of subsidiary	3,123,000	1,128,000	3,323,000

Equity in undistributed income (loss) of subsidiary	2,353,000	3,111,000	(330,000)

Income before income taxes	5,476,000	4,239,000	2,993,000
Income tax benefit	342,000	499,000	438,000
Net income	$5,818,000	$4,738,000	$3,431,000

Total comprehensive income	$5,836,000	$5,841,000	$1,939,000

PLUMAS BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

17.	PARENT ONLY CONDENSED FINANCIAL STATEMENTS (Continued)

CONDENSED STATEMENTS OF CASH FLOWS

For the Years Ended December 31, 2015, 2014 and 2013

	2015	2014	2013
Cash flows from operating activities:
Net income	$5,818,000	$4,738,000	$3,431,000
Adjustments to reconcile net income to net cash provided by operating activities:
Undistributed (income) loss of subsidiary	(2,353,000)	(3,111,000)	330,000
Amortization of discount on debentures	45,000	159,000	113,000
Stock-based compensation expense	17,000	14,000	4,000
Decrease in other assets	238,000	207,000	285,000
Decrease in other liabilities	(7,000)	(11,000)	(990,000)
Net cash provided by operating activities	3,758,000	1,996,000	3,173,000

Cash flows from financing activities:
Issuance of subordinated debt, net of discount	-	-	7,182,000
Redemption of subordinated debt	(7,500,000)	-	-
Issuance of common stock warrant	-	-	318,000
Issuance of note payable	-	-	3,000,000
Increase in note payable	4,000,000
Payment on note payable	(125,000)	(2,000,000)	-
Repurchase of common stock warrant	-	-	(234,000)
Redemption of preferred stock	-	-	(11,384,000)
Proceeds from exercise of stock options	88,000	34,000	34,000
Payment of cash dividends on preferred stock	-	-	(1,968,000)
Net cash used in financing activities	(3,537,000)	(1,966,000)	(3,052,000)

Increase in cash and cash equivalents	221,000	30,000	121,000

Cash and cash equivalents at beginning of year	628,000	598,000	477,000

Cash and cash equivalents at end of year	$849,000	$628,000	$598,000

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

Management, including the undersigned Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of our internal control over financial reporting presented in conformity with accounting principles generally accepted in the United States of America as of December 31, 2015. In conducting its assessment, management used the criteria established by the Committee of Sponsoring Organizations of the Treadway Commission in the 2013 Internal Control — Integrated Framework. Based on this assessment, management concluded that, as of December 31, 2015, our internal control over financial reporting was effective based on those criteria.

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

Dated: March 17, 2016

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

11

Computation of per share earnings appears in the attached 10-K under Item 8 Financial Statements Plumas Bancorp and Subsidiary Notes to Consolidated Financial Statements as Footnote 12 – Shareholders’ Equity.

21.01	Plumas Bank – California.

21.02	Plumas Statutory Trust I – Connecticut.

21.03	Plumas Statutory Trust II – Delaware.

23.01*	Independent Registered Public Accountant’s Consent for audit of year ended December 31, 2013 dated March 17, 2016.

23.02*	Independent Registered Public Accountant’s Consent for audit of years ended December 31, 2015 and December 31, 2014 dated March 17, 2016.

31.1*	Rule 13a-14(a) [Section 302] Certification of Principal Financial Officer dated March 17, 2016.

31.2*	Rule 13a-14(a) [Section 302] Certification of Principal Executive Officer dated March 17, 2016.

32.1*	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 dated March 17, 2016.

32.2*	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 dated March 17, 2016.

101.INS*	XBRL Instance Document.

101.SCH*	XBRL Taxonomy Schema.

101.CAL*	XBRL Taxonomy Calculation Linkbase.

101.DEF*	XBRL Taxonomy Definition Linkbase.

101.LAB*	XBRL Taxonomy Label Linkbase.

101.PRE*	XBRL Taxonomy Presentation Linkbase.

*	Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PLUMAS BANCORP (Registrant)

Date: March 17, 2016
/s/ ANDREW J. RYBACK
Andrew J. Ryback,
President, Chief Executive Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

/s/ ANDREW J. RYBACK	Dated: March 17, 2016
Andrew J. Ryback,
President, Chief Executive Officer and Director

/s/ RICHARD L. BELSTOCK	Dated: March 17, 2016
Richard L. Belstock,
Executive Vice President and Chief Financial Officer

/s/ DANIEL E. WEST	Dated: March 17, 2016
Daniel E. West, Director and Chairman of the Board

/s/ TERRANCE J. REESON	Dated: March 17, 2016
Terrance J. Reeson, Director and Vice Chairman of the Board

/s/ ALVIN G. BLICKENSTAFF	Dated: March 17, 2016
Alvin G. Blickenstaff, Director

/s/ W. E. ELLIOTT	Dated: March 17, 2016
William E. Elliott, Director

/s/ Steven M. Coldani	Dated: March 17, 2016
Steven M. Coldani, Director

/s/ GERALD W. FLETCHER	Dated: March 17, 2016
Gerald W. Fletcher, Director

/s/ JOHN FLOURNOY	Dated: March 17, 2016
John Flournoy, Director

/s/ ARTHUR C. GROHS	Dated: March 17, 2016
Arthur C. Grohs, Director

/s/ ROBERT J. MCCLINTOCK	Dated: March 17, 2016
Robert J. McClintock, Director