Form 10-Q
period 2016-03-31
PLUMAS BANCORP
filed 2016-05-04
CIK 1168455

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED March 31, 2016

☐	TRANSITION REPORT UNDER SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM __________ TO ___________

COMMISSION FILE NUMBER: 000-49883

PLUMAS BANCORP

(Exact Name of Registrant as Specified in Its Charter)

California	75-2987096
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

35 S. Lindan Avenue, Quincy, California	95971
(Address of Principal Executive Offices)	(Zip Code)

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

Yes ☐  No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of May 2, 2016. 4,855,875 shares

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

PLUMAS BANCORP

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands, except share data)

	March 31, 2016	December 31, 2015

Assets
Cash and cash equivalents	$55,795	$68,195
Investment securities available for sale	99,633	96,704
Loans, less allowance for loan losses of $6,198 at March 31, 2016 and $6,078 at December 31, 2015	404,913	396,833
Real estate acquired through foreclosure	1,760	1,756
Premises and equipment, net	12,249	12,234
Bank owned life insurance	12,273	12,187
Accrued interest receivable and other assets	8,699	11,377
Total assets	$595,322	$599,286

Liabilities and Shareholders’ Equity

Deposits:
Non-interest bearing	$201,579	$209,044
Interest bearing	323,627	318,232
Total deposits	525,206	527,276
Repurchase agreements	4,175	7,671
Note payable	4,750	4,875
Accrued interest payable and other liabilities	5,900	6,658
Junior subordinated deferrable interest debentures	10,310	10,310
Total liabilities	550,341	556,790
Commitments and contingencies (Note 5)

Shareholders’ equity:
Common stock, no par value; 22,500,000 shares authorized; issued and outstanding – 4,852,875 shares at March 31, 2016 and 4,835,432 at December 31, 2015	6,551	6,475
Retained earnings	37,636	36,063
Accumulated other comprehensive income (loss), net	794	(42)
Total shareholders’ equity	44,981	42,496
Total liabilities and shareholders’ equity	$595,322	$599,286

See notes to unaudited condensed consolidated financial statements.

 PLUMAS BANCORP

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(In thousands, except per share data)

	For the Three Months
	Ended March 31,
	2016	2015
Interest Income:
Interest and fees on loans	$5,455	$4,943
Interest on investment securities	472	398
Other	73	35
Total interest income	6,000	5,376
Interest Expense:
Interest on deposits	132	124
Interest on note payable	46	11
Interest on subordinated debt	-	188
Interest on junior subordinated deferrable interest debentures	83	74
Other	1	2
Total interest expense	262	399
Net interest income before provision for loan losses	5,738	4,977
Provision for Loan Losses	200	300
Net interest income after provision for loan losses	5,538	4,677
Non-Interest Income:
Service charges	931	938
Gain on sale of loans	333	657
(Loss) gain on sale of investments	(32)	30
Other	421	420
Total non-interest income	1,653	2,045
Non-Interest Expenses:
Salaries and employee benefits	2,608	2,718
Occupancy and equipment	707	700
Other	1,319	1,288
Total non-interest expenses	4,634	4,706
Income before provision for income taxes	2,557	2,016
Provision for Income Taxes	984	801
Net income	$1,573	$1,215

Basic earnings per common share	$0.32	$0.25
Diluted earnings per common share	$0.31	$0.24

See notes to unaudited condensed consolidated financial statements.

PLUMAS BANCORP

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

(In thousands)

	For the Three Months
	Ended March 31,
	2016	2015

Net income	$1,573	$1,215
Other comprehensive income:
Change in net unrealized gain	1,391	653
Reclassification adjustments for net losses (gains) included in net income	32	(30)
Net unrealized holding gain	1,423	623
Related tax effect:
Change in net unrealized gain	(574)	(269)
Reclassification of net gains included in net income	(13)	12
Income tax effect	(587)	(257)
Other comprehensive income	836	366
Total comprehensive income	$2,409	$1,581

See notes to unaudited condensed consolidated financial statements.

PLUMAS BANCORP

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	For the Three Months
	Ended March 31,
	2016	2015
Cash Flows from Operating Activities:
Net income	$1,573	$1,215
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	200	300
Change in deferred loan origination costs/fees, net	(122)	(148)
Depreciation and amortization	267	327
Stock-based compensation expense	25	29
Loss (gain) on sale of Investments	32	(30)
Amortization of investment security premiums	150	127
Gain on sale of OREO and other vehicles	(3)	(17)
Gain on sale of loans held for sale	(333)	(657)
Loans originated for sale	(8,662)	(9,134)
Proceeds from loan sales	6,336	9,485
Provision from change in OREO valuation	9	(129)
Earnings on bank-owned life insurance	(86)	(85)
Decrease in accrued interest receivable and other assets	2,151	134
(Decrease) increase in accrued interest payable and other liabilities	(758)	245
Net cash provided by operating activities	779	1,662

Cash Flows from Investing Activities:
Proceeds from principal repayments from available-for-sale government-sponsored mortgage-backed securities	2,721	2,690
Purchases of available-for-sale securities	(18,998)	(8,584)
Proceeds from sale of available-for-sale securities	14,589	6,669
Net increase in loans	(5,700)	(12,750)
Proceeds from sale of OREO	-	301
Proceeds from sale of other vehicles	107	73
Purchase of premises and equipment	(269)	(104)
Net cash used in investing activities	(7,550)	(11,705)

Continued on next page.

PLUMAS BANCORP

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

(Continued)

	For the Three Months
	Ended March 31,
	2016	2015
Cash Flows from Financing Activities:
Net (decrease) increase in demand, interest bearing and savings deposits	$(1,214)	$17,028
Net decrease in time deposits	(856)	(1,255)
Principal payment on note payable	(125)	-
Net decrease in securities sold under agreements to repurchase	(3,496)	(2,683)
Proceeds from exercise of stock options	62	12
Net cash (used in) provided by financing activities	(5,629)	13,102
(Decrease) increase in cash and cash equivalents	(12,400)	3,059
Cash and Cash Equivalents at Beginning of Year	68,195	45,574
Cash and Cash Equivalents at End of Period	$55,795	$48,633

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:
Interest expense	$260	$355
Income taxes	$50	$155

Non-Cash Investing Activities:
Real estate and vehicles acquired through foreclosure	$102	$309

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

The Bank operates eleven branches in California, including branches in Alturas, Chester, Fall River Mills, Greenville, Kings Beach, Portola, Quincy, Redding, Susanville, Tahoe City, and Truckee. In December, 2015 the Bank opened a Branch in Reno, Nevada; it’s first Branch outside of California. The Bank’s administrative headquarters is in Quincy, California. In addition, the Bank operates lending offices specializing in government-guaranteed lending in Auburn, California, Scottsdale, Arizona and Seattle, Washington and a commercial/agricultural lending office in Chico, California. The Bank's primary source of revenue is generated from providing loans to customers who are predominately small and middle market businesses and individuals residing in the surrounding areas.

2. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The condensed consolidated financial statements include the accounts of the Company and the accounts of its wholly-owned subsidiary, Plumas Bank. Plumas Statutory Trust I and Plumas Statutory Trust II are not consolidated into the Company’s consolidated financial statements and, accordingly, are accounted for under the equity method. In the opinion of management, the unaudited condensed consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the Company’s financial position at March 31, 2016 and the results of its operations and its cash flows for the three-month periods ended March 31, 2016 and 2015. Our condensed consolidated balance sheet at December 31, 2015 is derived from audited financial statements. Certain reclassifications have been made to prior period’s balances to conform to classifications used in 2016.

The unaudited condensed consolidated financial statements of the Company have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim reporting on Form 10-Q. Accordingly, certain disclosures normally presented in the notes to the annual consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been omitted. The Company believes that the disclosures are adequate to make the information not misleading. These interim financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's 2015 Annual Report to Shareholders on Form 10-K. The results of operations for the three-month period ended March 31, 2016 may not necessarily be indicative of future operating results. In preparing such financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the balance sheet and revenues and expenses for the periods reported. Actual results could differ significantly from those estimates.

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

3.   INVESTMENT SECURITIES AVAILABLE FOR SALE

The amortized cost and estimated fair value of investment securities at March 31, 2016 and December 31, 2015 consisted of the following, in thousands:

Available-for-Sale	March 31, 2016
	Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Debt securities:
U.S. Government-sponsored agencies	$2,994	$4	$-	$2,998
U.S. Government-sponsored agencies collateralized by mortgage obligations- residential	71,640	569	(46)	72,163
Obligations of states and political subdivisions	23,648	833	(9)	24,472
	$98,282	$1,406	$(55)	$99,633

Net unrealized gain on available-for-sale investment securities totaling $1,351,000 were recorded, net of $557,000 in tax expense, as accumulated other comprehensive income within shareholders' equity at March 31, 2016. During the three months ended March 31, 2016 the Company sold fourteen available-for-sale investment securities for total proceeds of $14,589,000 recording a $32,000 loss on sale. The Company realized a gain on sale from eight of these securities totaling $48,000 and a loss on sale on six securities of $80,000.

Available-for-Sale	December 31, 2015
	Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Debt securities:
U.S. Government-sponsored agencies	$1,994	$-	$(17)	$1,977
U.S. Government-sponsored agencies collateralized by mortgage obligations- residential	72,965	56	(651)	72,370
Obligations of states and political subdivisions	21,817	548	(8)	22,357
	$96,776	$604	$(676)	$96,704

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

There were no transfers of available-for-sale investment securities during the three months ended March 31, 2016 and twelve months ended December 31, 2015. There were no securities classified as held-to-maturity at March 31, 2016 or December 31, 2015.

Investment securities with unrealized losses at March 31, 2016 and December 31, 2015 are summarized and classified according to the duration of the loss period as follows, in thousands:

March 31, 2016	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
Debt securities:
U.S. Government- sponsored agencies	$-	$-	$-	$-	$-	$-
U.S. Government agencies collateralized by mortgage obligations-residential	2,185	5	3,880	$41	6,065	46
Obligations of states and political subdivisions	1,308	9	-	-	1,308	9
	$3,493	$14	$3,880	$41	$7,373	$55

December 31, 2015	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
Debt securities:
U.S. Government- sponsored agencies	$1,977	$17	$-	$-	$1,977	$17
U.S. Government agencies collateralized by mortgage obligations-residential	45,398	327	11,880	324	57,278	651
Obligations of states and political subdivisions	1,037	7	160	1	1,197	8
	$48,412	$351	$12,040	$325	$60,452	$676

At March 31, 2016, the Company held 151 securities of which 13 were in a loss position. Of the securities in a loss position, 7 were in a loss position for less than twelve months. Of the 151 securities 3 are U.S. Government-sponsored agencies 58 are U.S. Government-sponsored agencies collateralized by residential mortgage obligations and 90 were obligations of states and political subdivisions. The unrealized losses relate principally to market rate conditions. All of the securities continue to pay as scheduled. When analyzing an issuer’s financial condition, management considers the length of time and extent to which the market value has been less than cost; the historical and implied volatility of the security; the financial condition of the issuer of the security; and the Company’s intent and ability to hold the security to recovery. As of March 31, 2016, management does not have the intent to sell these securities nor does it believe it is more likely than not that it will be required to sell these securities before the recovery of its amortized cost basis. Based on the Company’s evaluation of the above and other relevant factors, the Company does not believe the securities that are in an unrealized loss position as of March 31, 2016 are other than temporarily impaired.

The amortized cost and estimated fair value of investment securities at March 31, 2016 by contractual maturity are shown below, in thousands.

	Amortized Cost	Estimated Fair Value
Within one year	$-	$-
After one year through five years	603	618
After five years through ten years	18,135	18,731
After ten years	7,904	8,121
Investment securities not due at a single maturity date:
Government-sponsored mortgage-backed securities	71,640	72,163
	$98,282	$99,633

Expected maturities will differ from contractual maturities because the issuers of the securities may have the right to call or prepay obligations with or without call or prepayment penalties.

Investment securities with amortized costs totaling $59,768,000 and $62,914,000 and estimated fair values totaling $60,316,000 and $62,483,000 March 31, 2016 and December 31, 2015, respectively, were pledged to secure deposits and repurchase agreements.

4. LOANS AND THE ALLOWANCE FOR LOAN LOSSES

Outstanding loans are summarized below, in thousands:

	March 31,	December 31,
	2016	2015

Commercial	$37,346	$37,084
Agricultural	38,730	39,856
Real estate - residential	24,750	25,474
Real estate – commercial	201,593	192,095
Real estate – construction and land development	15,758	16,188
Equity lines of credit	38,509	38,327
Auto	49,173	48,365
Other	3,288	3,582
	409,147	400,971
Deferred loan costs, net	1,964	1,940
Allowance for loan losses	(6,198)	(6,078)
	$404,913	$396,833

Changes in the allowance for loan losses, in thousands, were as follows:

	March 31,	December 31,
	2016	2015

Balance, beginning of year	$6,078	$5,451
Provision charged to operations	200	1,100
Losses charged to allowance	(220)	(827)
Recoveries	140	354
Balance, end of year	$6,198	$6,078

The recorded investment in impaired loans totaled $6,506,000 and $6,461,000 at March 31, 2016 and December 31, 2015, respectively. The Company had specific allowances for loan losses of $855,000 on impaired loans of $2,842,000 at March 31, 2016 as compared to specific allowances for loan losses of $751,000 on impaired loans of $2,346,000 at December 31, 2015. The balance of impaired loans in which no specific reserves were required totaled $3,664,000 and $4,115,000 at March 31, 2016 and December 31, 2015, respectively. The average recorded investment in impaired loans for the three months ended March 31, 2016 and March 31, 2015 was $6,240,000 and $7,952,000, respectively. The Company recognized $29,000 and $30,000 in interest income for impaired loans during the three months ended March 31, 2016 and 2015, respectively. No interest was recognized on nonaccrual loans accounted for on a cash basis during the three months ended March 31, 2016 and 2015.

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

The carrying value of troubled debt restructurings at March 31, 2016 and December 31, 2015 was $4,595,000 and $4,661,000, respectively. The Company has allocated $392,000 and $311,000 of specific reserves on loans to customers whose loan terms have been modified in troubled debt restructurings as of March 31, 2016 and December 31, 2015, respectively. The Company has not committed to lend additional amounts on loans classified as troubled debt restructurings at March 31, 2016 and December 31, 2015.

There were no troubled debt restructurings that occurred during the three months ending March 31, 2016 or March 31, 2015.

There were no troubled debt restructurings for which there was a payment default within twelve months following the modification during the three months ended March 31, 2016 and 2015, respectively.

At March 31, 2016 and December 31, 2015, nonaccrual loans totaled $4,602,000 and $4,546,000, respectively. Interest foregone on nonaccrual loans totaled $75,000 and $118,000 for the three months ended March 31, 2016 and 2015, respectively. There were no loans past due 90 days or more and on accrual status at March 31, 2016 and December 31, 2015.

Salaries and employee benefits totaling $373,000 and $317,000 have been deferred as loan origination costs during the three months ended March 31, 2016 and 2015, respectively.

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

Loss – Loans classified as loss are considered uncollectible and charged off immediately.

The following table shows the loan portfolio allocated by management's internal risk ratings at the dates indicated, in thousands:

March 31, 2016	Commercial Credit Exposure
	Credit Risk Profile by Internally Assigned Grade
Grade:	Commercial	Agricultural	Real Estate-Residential	Real Estate-Commercial	Real Estate-Construction	Equity LOC	Total
Pass	$36,073	$38,411	$24,305	$195,684	$14,657	$38,204	$347,334
Watch	826	269	345	1,844	245	-	3,529
Substandard	447	50	100	4,065	856	305	5,823
Doubtful	-	-	-	-	-	-	-
Total	$37,346	$38,730	$24,750	$201,593	$15,758	$38,509	$356,686

December 31, 2015	Commercial Credit Exposure
	Credit Risk Profile by Internally Assigned Grade
Grade:	Commercial	Agricultural	Real Estate-Residential	Real Estate-Commercial	Real Estate-Construction	Equity LOC	Total
Pass	$35,508	$39,426	$25,220	$185,739	$15,048	$37,983	$338,924
Watch	883	387	149	2,442	247	-	4,108
Substandard	693	43	105	3,914	893	344	5,992
Doubtful	-	-	-	-	-	-	-
Total	$37,084	$39,856	$25,474	$192,095	$16,188	$38,327	$349,024

	Consumer Credit Exposure			Consumer Credit Exposure
	Credit Risk Profile Based on Payment Activity			Credit Risk Profile Based on Payment Activity
	March 31, 2016			December 31, 2015
	Auto	Other	Total	Auto	Other	Total
Grade:
Performing	$49,112	$3,288	$52,400	$48,300	$3,582	$51,882
Non-performing	61	-	61	65	-	65
Total	$49,173	$3,288	$52,461	$48,365	$3,582	$51,947

The following tables show the allocation of the allowance for loan losses at the dates indicated, in thousands:

			Real Estate-	Real Estate-	Real Estate-
Three months ended 3/31/16:	Commercial	Agricultural	Residential	Commercial	Construction	Equity LOC	Auto	Other	Total
Allowance for Loan Losses
Beginning balance	$639	$294	$341	$2,525	$874	$528	$784	$93	$6,078
Charge-offs	(73)	-	-	-	-	(24)	(105)	(18)	(220)
Recoveries	11	-	35	-	29	-	57	8	140
Provision	60	17	(58)	237	(103)	20	27	-	200
Ending balance	$637	$311	$318	$2,762	$800	$524	$763	$83	$6,198
Three months ended 3/31/15:
Allowance for Loan Losses
Beginning balance	$574	$225	$379	$1,701	$1,227	$691	$581	$73	$5,451
Charge-offs	(40)	-	(5)	-	(1)	(8)	(111)	(10)	(175)
Recoveries	81	-	2	-	-	2	43	18	146
Provision	(33)	(3)	43	262	2	(98)	114	13	300
Ending balance	$582	$222	$419	$1,963	$1,228	$587	$627	$94	$5,722
March 31, 2016:
Allowance for Loan Losses
Ending balance: individually evaluated for impairment	$25	$8	$55	$480	$256	$31	$-	$-	$855
Ending balance: collectively evaluated for impairment	$612	$303	$263	$2,282	$544	$493	$763	$83	$5,343
Loans
Ending balance	$37,346	$38,730	$24,750	$201,593	$15,758	$38,509	$49,173	$3,288	$409,147
Ending balance: individually evaluated for impairment	$45	$267	$1,578	$3,292	$990	$273	$61	$-	$6,506
Ending balance: collectively evaluated for impairment	$37,301	$38,463	$23,172	$198,301	$14,768	$38,236	$49,112	$3,288	$402,641
December 31, 2015:
Allowance for Loan Losses
Ending balance: individually evaluated for impairment	$26	$-	$54	$371	$269	$31	$-	$-	$751
Ending balance: collectively evaluated for impairment	$613	$294	$287	$2,154	$605	$497	$784	$93	$5,327
Loans
Ending balance	$37,084	$39,856	$25,474	$192,095	$16,188	$38,327	$48,365	$3,582	$400,971
Ending balance: individually evaluated for impairment	$73	$260	$1,593	$3,129	$1,029	$311	$66	$-	$6,461
Ending balance: collectively evaluated for impairment	$37,011	$39,596	$23,881	$188,966	$15,159	$38,016	$48,299	$3,582	$394,510

The following table shows an aging analysis of the loan portfolio by the time past due, in thousands:

				Total
March 31, 2016	30-89 Days	90 Days and		Past Due
	Past Due	Still Accruing	Nonaccrual	and Nonaccrual	Current	Total

Commercial	$411	$-	$28	$439	$36,907	$37,346
Agricultural	-	-	7	7	38,723	38,730
Real estate - residential	15	-	85	100	24,650	24,750
Real estate – construction & land	-	-	856	856	14,902	15,758
Real estate - commercial	332	-	3,292	3,624	197,969	201,593
Equity Lines of Credit	413	-	273	686	37,823	38,509
Auto	679	-	61	740	48,433	49,173
Other	53	-	-	53	3,235	3,288
Total	$1,903	$-	$4,602	$6,505	$402,642	$409,147

				Total
December 31, 2015	30-89 Days	90 Days and		Past Due
	Past Due	Still Accruing	Nonaccrual	and Nonaccrual	Current	Total

Commercial	$457	$-	$56	$513	$36,571	$37,084
Agricultural	-	-	-	-	39,856	39,856
Real estate - residential	472	-	90	562	24,912	25,474
Real estate - commercial	-	-	3,130	3,130	188,965	192,095
Real estate – construction & land	9	-	893	902	15,286	16,188
Equity Lines of Credit	8	-	312	320	38,007	38,327
Auto	586	-	65	651	47,714	48,365
Other	15	-	-	15	3,567	3,582
Total	$1,547	$-	$4,546	$6,093	$394,878	$400,971

The following tables show information related to impaired loans at the dates indicated, in thousands:

		Unpaid		Average	Interest
	Recorded	Principal	Related	Recorded	Income
As of March 31, 2016:	Investment	Balance	Allowance	Investment	Recognized

With no related allowance recorded:
Commercial	$20	$20		$20	$-
Agricultural	259	259		260	5
Real estate – residential	1,334	1,345		1,339	19
Real estate – commercial	1,613	2,051		1,362	-
Real estate – construction & land	215	215		218	-
Equity Lines of Credit	162	162		164	-
Auto	61	61		31	-
Other	-	-		-	-
With an allowance recorded:
Commercial	$25	$25	$25	$24	$-
Agricultural	8	8	8	1	-
Real estate – residential	244	244	55	244	3
Real estate – commercial	1,679	1,887	480	1,684	-
Real estate – construction & land	775	775	256	782	2
Equity Lines of Credit	111	111	31	111	-
Auto	-	-	-	-	-
Other	-	-	-	-	-
Total:
Commercial	$45	$45	$25	$44	$-
Agricultural	267	267	8	261	5
Real estate – residential	1,578	1,589	55	1,583	22
Real estate – commercial	3,292	3,938	480	3,046	-
Real estate – construction & land	990	990	256	1,000	2
Equity Lines of Credit	273	273	31	275	-
Auto	61	61	-	31	-
Other	-	-	-	-	-
Total	$6,506	$7,163	$855	$6,240	$29

		Unpaid		Average	Interest
	Recorded	Principal	Related	Recorded	Income
As of December 31, 2015:	Investment	Balance	Allowance	Investment	Recognized

With no related allowance recorded:
Commercial	$47	$47		$39	$1
Agricultural	260	260		262	20
Real estate – residential	1,347	1,359		1,346	79
Real estate – commercial	1,976	2,622		2,057	-
Real estate – construction & land	221	221		232	-
Equity Lines of Credit	199	199		156	-
Auto	65	65		21	-
Other	-	-		-	-
With an allowance recorded:
Commercial	$26	$26	$26	$29	$-
Agricultural	-	-	-	-	-
Real estate – residential	245	245	54	246	11
Real estate – commercial	1,154	1,154	371	1,203	-
Real estate – construction & land	808	808	269	822	8
Equity Lines of Credit	113	113	31	115	-
Auto	-	-	-	-	-
Other	-	-	-	-	-
Total:
Commercial	$73	$73	$26	$68	$1
Agricultural	260	260	-	262	20
Real estate – residential	1,592	1,604	54	1,592	90
Real estate – commercial	3,130	3,776	371	3,260	-
Real estate – construction & land	1,029	1,029	269	1,054	8
Equity Lines of Credit	312	312	31	271	-
Auto	65	65	-	21	-
Other	-	-	-	-	-
Total	$6,461	$7,119	$751	$6,528	$119

5. COMMITMENTS AND CONTINGENCIES

The Company is party to claims and legal proceedings arising in the ordinary course of business. In the opinion of the Company’s management, the amount of ultimate liability with respect to such proceedings will not have a material adverse effect on the financial condition or result of operations of the Company taken as a whole.

In the normal course of business, there are various outstanding commitments to extend credit, which are not reflected in the financial statements, including loan commitments of $88,917,000 and $82,995,000 and stand-by letters of credit of $100,000 and $265,000 at March 31, 2016 and December 31, 2015, respectively.

Of the loan commitments outstanding at March 31, 2016, $9,848,000 are real estate construction loan commitments that are expected to fund within the next twelve months. The remaining commitments primarily relate to revolving lines of credit or other commercial loans, and many of these are expected to expire without being drawn upon. Therefore, the total commitments do not necessarily represent future cash requirements. Each loan commitment and the amount and type of collateral obtained, if any, are evaluated on an individual basis. Collateral held varies, but may include real property, bank deposits, debt or equity securities or business assets.

Stand-by letters of credit are conditional commitments written to guarantee the performance of a customer to a third party. These guarantees are primarily related to the purchases of inventory by commercial customers and are typically short-term in nature. Credit risk is similar to that involved in extending loan commitments to customers and accordingly, evaluation and collateral requirements similar to those for loan commitments are used. The deferred liability related to the Company’s stand-by letters of credit was not significant at March 31, 2016 or December 31, 2015.

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

	For the Three Months
	Ended March 31,
(In thousands, except per share data)	2016	2015
Net Income:
Net income	$1,573	$1,215
Earnings Per Share:
Basic earnings per share	$0.32	$0.25
Diluted earnings per share	$0.31	$0.24
Weighted Average Number of Shares Outstanding:
Basic shares	4,842	4,799
Diluted shares	5,058	5,047

Shares of common stock issuable under stock options and warrants for which the exercise prices were greater than the average market prices were not included in the computation of diluted earnings per share due to their antidilutive effect.  Stock options and warrants not included in the computation of diluted earnings per share, due to shares not being in-the-money and having an antidilutive effect, were approximately 113,000 and 55,000 for the three month periods ended March 31, 2016 and 2015, respectively.

7. STOCK-BASED COMPENSATION

Stock Options

In 2001, the Company established a Stock Option Plan for which 128,893 shares of common stock remain reserved for issuance to employees and directors and no shares are available for future grants as of March 31, 2016.

As of March 31, 2016, all remaining shares in this plan have vested and no compensation cost remains unrecognized.

The total fair value of options vested was $0 and $49,000 for the three months ended March 31, 2016 and 2015. The total intrinsic value of options at time of exercise was $74,000 and $26,000 for the three months ended March 31, 2016 and 2015, respectively.

Cash received from option exercises for the three months ended March 31, 2016 and 2015 were $39,000 and $12,000, respectively. There was no tax benefit realized for the tax deduction from options exercised during the three months ended March 31, 2016 and 2015.

A summary of the activity within the 2001 Stock Option Plan follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term in Years	Intrinsic Value

Options outstanding at January 1, 2016	192,893	$5.75
Options forfeited	(50,800)	12.19
Options exercised	(13,200)	2.95
Options outstanding at March 31, 2016	128,893	$3.49	2.1	$726,000
Options exercisable at March 31, 2016	128,893	$3.49	2.1	$726,000

In May 2013, the Company established the 2013 Stock Option Plan for which 486,000 shares of common stock are reserved and 288,800 shares are available for future grants as of March 31, 2016. The Plan requires that the option price may not be less than the fair market value of the stock at the date the option is granted, and that the stock must be paid in full at the time the option is exercised. Payment in full for the option price must be made in cash, with Company common stock previously acquired by the optionee and held by the optionee for a period of at least six months, in options of the Optionee that are fully vested and exercisable or in any combination of the foregoing. The options expire on dates determined by the Board of Directors, but not later than ten years from the date of grant.

During the three months ended March 31, 2016 the Company granted options to purchase 108,000 shares of common stock. The fair value of each option was estimated on the date of grant using the following assumptions.

2016
Expected life of stock options (in years)	5.1
Risk free interest rate	1.52%
Volatility	53.6%
Dividend yields	2.00%
Weighted-average fair value of options granted during the three months ended March 31, 2016	$3.55

No options were granted during the three months ended March 31, 2015.

As of March 31, 2016, there was $368,000 of total unrecognized compensation cost related to non-vested, share-based compensation arrangements granted under the 2013 Plan. That cost is expected to be recognized over a weighted average period of 3.3 years.

A summary of the activity within the 2013 Plan follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term in Years	Intrinsic Value
Options outstanding at January 1, 2016	102,400	$6.32
Options granted	108,000	8.75
Options exercised	(6,000)	6.32
Options outstanding at March 31, 2016	204,400	$7.60	7.0	$247,000
Options exercisable at March 31, 2016	20,800	6.32	6.1	$52,000
Expected to vest after March 31, 2016	159,089	$7.75	7.1	$169,000

Compensation cost related to stock options recognized in operating results under the two stock option plans was $25,000 and $29,000 for the three months ended March 31, 2016 and 2015, respectively. The associated income tax benefit recognized was $3,000 for the three months ended March 31, 2016 and $2,000 for the three months ended March 31, 2015.

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

Interest expense and penalties associated with unrecognized tax benefits, if any, are classified as income tax expense in the consolidated income statement. There have been no significant changes to unrecognized tax benefits or accrued interest and penalties for the three months ended March 31, 2016.

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

Fair Value of Financial Instruments

The carrying amounts and estimated fair values of financial instruments, at March 31, 2016 and December 31, 2015 are as follows, in thousands:

		Fair Value Measurements at March 31, 2016 Using:
Financial assets:	Carrying Value	Level 1	Level 2	Level 3	Total Fair Value
Cash and cash equivalents	$55,795	$55,795			$55,795
Investment securities	99,633		$99,633		99,633
Loans, net	404,913			$402,950	402,950
FHLB stock	2,380				N/A
Accrued interest receivable	1,935	7	320	1,608	1,935
Financial liabilities:
Deposits	525,206	473,799	51,424		525,223
Repurchase agreements	4,175		4,175		4,175
Note payable	4,750			4,750	4,750
Junior subordinated deferrable interest debentures	10,310			6,451	6,451
Accrued interest payable	60	8	40	12	60

		Fair Value Measurements at December 31, 2015 Using:
Financial assets:	Carrying Value	Level 1	Level 2	Level 3	Total Fair Value
Cash and cash equivalents	$68,195	$68,195			$68,195
Investment securities	96,704		$96,704		96,704
Loans, net	396,833			$395,338	395,338
FHLB stock	2,380				N/A
Accrued interest receivable	2,048	26	328	1,694	2,048
Financial liabilities:
Deposits	527,276	475,013	52,287		527,300
Repurchase agreements	7,671		7,671		7,671
Note payable	4,875			4,875	4,875
Junior subordinated deferrable interest debentures	10,310			6,662	6,662
Accrued interest payable	58	8	38	12	58

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

The following tables present information about the Company’s assets and liabilities measured at fair value on a recurring and non-recurring basis as of March 31, 2016 and December 31, 2015, and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value:

Assets and liabilities measured at fair value on a recurring basis at March 31, 2016 are summarized below, in thousands:

		Fair Value Measurements at March 31, 2016 Using

	Total Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
U.S. Government-sponsored agencies	$2,998	$-	$2,998	$-
U.S. Government-sponsored agencies collateralized by mortgage obligations- residential	72,163		72,163
Obligations of states and political subdivisions	24,472		24,472
	$99,633	$-	$99,633	$-

Assets and liabilities measured at fair value on a recurring basis at December 31, 2015 are summarized below, in thousands:

		Fair Value Measurements at December 31, 2015 Using

	Total Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Assets:
U.S. Government- sponsored agencies	$1,977	$-	$1,977	$-
U.S. Government-sponsored agencies collateralized by mortgage obligations- residential	72,370		72,370
Obligations of states and political subdivisions	22,357		22,357
	$96,704	$-	$96,704	$-

The fair value of securities available-for-sale equals quoted market price, if available. If quoted market prices are not available, fair value is determined using quoted market prices for similar securities or matrix pricing. There were no changes in the valuation techniques used during 2016 or 2015. Transfers between hierarchy measurement levels are recognized by the Company as of the beginning of the reporting period. Changes in fair market value are recorded in other comprehensive income.

Assets and liabilities measured at fair value on a non-recurring basis at March 31, 2016 are summarized below, in thousands:

		Fair Value Measurements at March 31, 2016 Using
	Total Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs(Level 2)	Significant Unobservable Inputs (Level 3)	Total Gains (Losses)
Assets:
Impaired loans:
Commercial	$-	$-	$-	$-	$-
Agricultural	-			-	-
Real estate – residential	-			-	-
Real estate – commercial	453			453	(81)
Real estate – construction and land development	22			22	-
Equity lines of credit	82			82	1
Auto	-			-	-
Other	-			-	-
Total impaired loans	557	-	-	557	(80)
Other real estate:
Real estate – residential	-			-	-
Real estate – commercial	147			147	(9)
Real estate – construction and land development	1,529			1,529	-
Equity lines of credit	84			84	-
Total other real estate	1,760	-	-	1,760	(9)
	$2,317	$-	$-	$2,317	$(89)

Assets and liabilities measured at fair value on a non-recurring basis at December 31, 2015 are summarized below, in thousands:

		Fair Value Measurements at December 31, 2015 Using
	Total Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs(Level 2)	Significant Unobservable Inputs (Level 3)	Total Gains (Losses)
Assets:
Impaired loans:
Commercial	$-	$-	$-	$-	$-
Agricultural	-			-	-
Real estate – residential	-			-	-
Real estate – commercial	1,214			1,214	-
Real estate – construction and land development	30			30	(53)
Equity lines of credit	83			83	6
Auto	-			-	-
Other	-			-	-
Total impaired loans	1,327	-	-	1,327	(47)
Other real estate:
Real estate – residential	-			-	-
Real estate – commercial	156			156	(127)
Real estate – construction and land development	1,516			1,516	75
Equity lines of credit	84			84	(27)
Total other real estate	1,756	-	-	1,756	(79)
	$3,083	$-	$-	$3,083	$(126)

The Company has no liabilities which are reported at fair value.

The following methods were used to estimate fair value.

Impaired Loans: The fair value of collateral dependent impaired loans with specific allocations of the allowance for loan losses or loans that have been subject to partial charge-offs are generally based on recent real estate appraisals. These appraisals may utilize a single valuation approach or a combination of approaches including comparable sales and the income approach. Adjustments are routinely made in the appraisal process by the independent appraisers to adjust for differences between the comparable sales and income data available. Such adjustments are usually significant and typically result in a Level 3 classification of the inputs for determining fair value. Total losses of $80,000 and $17,000 represent impairment charges recognized during the three months ended March 31, 2016 and 2015, respectively, related to the above impaired loans.

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

The following table presents quantitative information about Level 3 fair value measurements for financial instruments measured at fair value on a non-recurring basis at March 31, 2016 and December 31, 2015 (dollars in thousands):

					Range		Range
Description	Fair Value 3/31/2016	Fair Value 12/31/2015	Valuation Technique	Significant Unobservable Input	(Weighted Average) 3/31/2016		(Weighted Average) 12/31/2015
Impaired Loans:
Commercial	$-	$-	N/A	N/A	N/A			N/A

Agricultural	$-	$-	N/A	N/A	N/A			N/A

Real estate – residential	$-	$-	N/A	N/A	N/A			N/A

Real estate – commercial	$453	$1,214	Sales Comparison	Adjustment for differences between comparable sales	12%	(12%)	9%	-	12%	(10%)

Real estate – construction and land development	$22	$30	Sales Comparison	Adjustment for differences between comparable sales	10%	(10%)		8%		(8%)

Equity lines of credit	$82	$83	Sales Comparison	Adjustment for differences between comparable sales	8%	(8%)		8%		(8%)

Other Real Estate:
Real estate – residential	$-	$-	N/A	N/A	N/A			N/A
Real estate – construction and land development	$1,529	$1,516	Sales Comparison	Adjustment for differences between comparable sales	10%	(10%)		10%		(10%)
Real estate – commercial	$147	$156	Sales Comparison	Adjustment for differences between comparable sales	10%	(10%)		10%		(10%)
Equity lines of credit	$84	$84	Sales Comparison	Adjustment for differences between comparable sales	10%	(10%)		10%		(10%)

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

On February 25, 2016, the FASB issued ASU 2016-02, Leases.  The most significant change for lessees is the requirement under the new guidance to recognize right-of-use assets and lease liabilities for all leases not considered short-term leases, which is generally defined as a lease term of less than 12 months.  This change will result in lessees recognizing right-of-use assets and lease liabilities for most leases currently accounted for as operating leases under current lease accounting guidance.  ASU 2016-02 is effective for interim and annual periods beginning after December 15, 2018.  The Company is currently evaluating the effects of ASU 2016-02 on its financial statements and disclosures.

On March 30, 2016, the FASB issued ASU 2016-09, Compensation – Stock Compensation: Improvements to Employee Share-Based Payment Accounting, which is intended to simplify several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. ASU 2016-09 is effective for interim and annual periods beginning after December 15, 2016. Early application is permitted.  The Company is currently evaluating the effects of ASU 2016-09 on its financial statements and disclosures.

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

INTRODUCTION

The following discussion and analysis sets forth certain statistical information relating to the Company as of March 31, 2016 and December 31, 2015 and for the three month periods ended March 31, 2016 and 2015. This discussion should be read in conjunction with the condensed consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q and the consolidated financial statements and notes thereto included in Plumas Bancorp’s Annual Report filed on Form 10-K for the year ended December 31, 2015.

Plumas Bancorp trades on The NASDAQ Capital Market under the ticker symbol “PLBC”.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

There have been no changes to the Company’s critical accounting policies from those disclosed in the Company’s 2015 Annual Report to Shareholders on Form 10-K.

This discussion should be read in conjunction with our unaudited condensed consolidated financial statements, including the notes thereto, appearing elsewhere in this report.

OVERVIEW

Net income increased by $358 thousand from $1.2 million during the first quarter of 2015 to $1.6 million during the current quarter. Earnings benefited from increases of $761 thousand in net interest income and decreases of $100 thousand in the provision for loan losses and $72 thousand in non-interest expense. Partially offsetting these items was a decline in non-interest income of $392 thousand and an increase in income tax expense of $183 thousand. Diluted earnings per share increased to $0.31 during the three months ended March 31, 2016 compared to $0.24 during the first quarter of 2015.

Total assets at March 31, 2016 were $595 million, a decrease of $4.0 million from $599 million at December 31, 2015. This decrease includes declines in cash and cash equivalents of $12.4 million and other assets of $2.7 million. These were partially offset by increases in net loans of $8.1 million and investment securities of $2.9 million. Net loan balances increased from $397 million at December 31, 2015 to $405 million at March 31, 2016. Cash and cash equivalents totaled $55.8 million at March 31, 2016.

Deposits totaled $525.2 million at March 31, 2016, a decrease of $2.1 million from $527.3 million at December 31, 2015. Declines included $7.5 million in non-interest bearing demand deposits and $0.9 million in time deposits. These were mostly offset by increases of $0.3 million in interest bearing transaction accounts (NOW) accounts and $6.0 million in savings and money market accounts. Shareholders’ equity increased by $2.5 million from $42.5 million at December 31, 2015 to $45.0 million at March 31, 2016.

The annualized return on average assets was 1.06% for the three months ended March 31, 2016 up from 0.90% for the three months ended March 31, 2015. The annualized return on average common equity increased from 13.0% during the first quarter of 2015 to 14.3% during the current quarter.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2016

Net interest income before provision for loan losses. Net interest income, on a nontax-equivalent basis, was $5.7 million for the three months ended March 31, 2016, an increase of $761 thousand, or 15%, from $5.0 million for the same period in 2015. The increase in net interest income includes an increase of $624 thousand in interest income and a decline of $137 thousand in interest expense. Net interest margin for the three months ended March 31, 2016 increased 14 basis points, or 3%, to 4.20%, up from 4.06% for the same period in 2015.

Interest income increased by $624 thousand, or 12%, to $6.0 million for the three months ended March 31, 2016, up from $5.4 million during the same period in 2015. Interest and fees on loans increased $512 thousand to $5.4 million for the three months ended March 31, 2016 as compared to $4.9 million during the first quarter of 2015 mostly related to an increase in average loan balances. The Company’s average loan balances were $402 million for the three months ended March 31, 2016, up $31.1 million, or 8%, from $371 million for the same period in 2015. The average yield on loans was 5.45% during the first quarter of 2016 up from 5.40% for same quarter in 2015.

The following table compares loan balances by type at March 31, 2016 and 2015.

(dollars in thousands)	Balance at End of Period	Percent of Loans in Each Category to Total Loans	Balance at End of Period	Percent of Loans in Each Category to Total Loans
	03/31/16	03/31/16	03/31/15	03/31/15
Commercial	$37,346	9.1%	$32,193	8.4%
Agricultural	38,730	9.5%	34,640	9.0%
Real estate - residential	24,750	6.0%	28,813	7.5%
Real estate – commercial	201,593	49.3%	174,508	45.6%
Real estate – construction & land	15,758	3.9%	24,936	6.5%
Equity Lines of Credit	38,509	9.4%	38,251	10.0%
Auto	49,173	12.0%	46,571	12.2%
Other	3,288	0.8%	3,124	0.8%
Total Gross Loans	$409,147	100%	$383,036	100%

Interest on investment securities increased by $74 thousand as a result of an increase in yield and growth in the investment portfolio. The average yield on investment securities increased by 12 basis points from 1.81% during the first quarter of 2015 to 1.93% during the three months ended March 31, 2016. The average balance in investment securities increased by $9.0 million from $89.3 million during the first quarter of 2015 to $98.3 million during the current quarter. During the current quarter yield benefited from an increase in municipal securities as a percentage of total securities and a reduction in securities of U.S. Government-sponsored agencies. At March 31, 2016 municipal securities totaled $24.5 million or 25% of the investment portfolio compared to $13.5 million or 15% of the portfolio at March 31, 2015. U.S. Government-sponsored agencies were $3.0 million at March 31, 2016 and $6.5 million at March 31, 2015.

Interest expense on deposits increased by $8 thousand to $132 thousand for the three months ended March 31, 2016, up from $124 thousand during the 2015 quarter. This increase mostly relates to increases in the average balance of NOW, Money Market and Savings accounts partially offset by a decline in average balance and rate paid on time deposits.

Interest expense on other interest-bearing liabilities decreased by $145 thousand from $275 thousand during the three months ended March 31, 2015 to $130 thousand during the current quarter related to the redemption of the Company’s subordinated debenture on April 16, 2015. Interest expense related to the subordinated debenture decreased by $188 thousand. Partially offsetting this savings was an increase in interest expense on the Company’s note payable of $35 thousand to $46 thousand during the three months ended March 31, 2016. This increase is related to an increase in average borrowings on this note from $1 million during the first quarter of 2015 to $4.9 million during the three months ended March 31, 2016. The average rate paid on the note payable was 3.80% during the three months ended March 31, 2016 and 4.46% during the first quarter of 2015.

Interest expense on junior subordinated debentures, which increased by $9 thousand to $83 thousand, fluctuates with changes in the 3-month London Interbank Offered Rate (LIBOR) rate.

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

	For the Three Months Ended March 31, 2016			For the Three Months Ended March 31, 2015
	Average Balance (in thousands)	Interest (in thousands)	Yield/ Rate	Average Balance (in thousands)	Interest (in thousands)	Yield/ Rate

Interest-earning assets:
Loans (1) (2) (3)	$402,400	$5,455	5.45%	$371,275	$4,943	5.40%
Investment securities (1)	98,258	472	1.93%	89,299	398	1.81%
Interest-bearing deposits	48,348	73	0.61%	36,757	35	0.39%
Total interest-earning assets	549,006	6,000	4.40%	497,331	5,376	4.38%
Cash and due from banks	15,753			16,406
Other assets	32,724			33,281
Total assets	$597,483			$547,018

Interest-bearing liabilities:
NOW deposits	$91,273	21	0.09%	$84,479	19	0.09%
Money market deposits	51,089	18	0.14%	45,017	16	0.14%
Savings deposits	127,748	52	0.16%	108,867	43	0.16%
Time deposits	51,870	41	0.32%	55,882	46	0.33%
Total deposits	321,980	132	0.16%	294,245	124	0.17%
Note payable	4,872	46	3.80%	1,000	11	4.46%
Subordinated debentures	-	-	-%	7,470	188	10.21%
Junior subordinated debentures	10,310	83	3.24%	10,310	74	2.91%
Other interest-bearing liabilities	6,332	1	0.06%	9,000	2	0.09%
Total interest-bearing liabilities	343,494	262	0.31%	322,025	399	0.50%
Non-interest bearing deposits	203,452			180,979
Other liabilities	6,360			6,244
Shareholders' equity	44,177			37,770
Total liabilities & equity	$597,483			$547,018
Cost of funding interest-earning assets (4)			0.20%			0.32%
Net interest income and margin (5)		$5,738	4.20%		$4,977	4.06%

(1)	Not computed on a tax-equivalent basis.

(2)	Average nonaccrual loan balances of $4.6 million for 2016 and $6.3 million for 2015 are included in average loan balances for computational purposes.
(3)	Net costs included in loan interest income for the three-month periods ended March 31, 2016 and 2015 were $133,000 and $150,000, respectively.

(4)	Total annualized interest expense divided by the average balance of total earning assets.

(5)	Annualized net interest income divided by the average balance of total earning assets.

The following table sets forth changes in interest income and interest expense for the three-month periods indicated and the amount of change attributable to variances in volume, rates and the combination of volume and rates based on the relative changes of volume and rates:

	2016 over 2015 change in net interest income for the three months ended March 31
	(in thousands)
	Volume (1)	Rate (2)	Mix (3)	Total

Interest-earning assets:
Loans	$418	$49	$45	$512
Investment securities	40	28	6	74
Interest bearing deposits	11	20	7	38
Total interest income	469	97	58	624
Interest-bearing liabilities:
NOW deposits	2	-	-	2
Money market deposits	2	-	-	2
Savings deposits	8	1	-	9
Time deposits	(3)	(2)	-	(5)
Note payable	43	(2)	(6)	35
Subordinated debentures	(188)	-	-	(188)
Junior subordinated debentures	-	8	1	9
Other	(1)	0	-	(1)
Total interest expense	(137)	5	(5)	(137)
Net interest income	$606	$92	$63	$761

(1)	The volume change in net interest income represents the change in average balance multiplied by the previous quarter’s rate.
(2)	The rate change in net interest income represents the change in rate multiplied by the previous quarter’s average balance.
(3)	The mix change in net interest income represents the change in average balance multiplied by the change in rate.

Provision for loan losses. During the three months ended March 31, 2016 we recorded a provision for loan losses of $200 thousand, down $100 thousand from the $300 thousand provision recorded during the first quarter of 2015. See “Analysis of Asset Quality and Allowance for Loan Losses” for a discussion of loan quality trends and the provision for loan losses.

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

Non-interest income. During the three months ended March 31, 2016 non-interest income totaled $1.7 million a decrease of $392 thousand from the three months ended March 31, 2015. This decrease was related to a $324 thousand reduction in gains on sale of SBA loans and a $32 thousand loss on sale of available-for-sale investment securities. Gain on the sale of government guaranteed SBA loans declined from a very strong $657 thousand during the three months ended March 31, 2015 to $333 thousand during the current quarter. Proceeds from SBA loan sales totaled $6.3 million during the current quarter and $9.5 million during the 2015 quarter. Loans originated for sale totaled $8.7 million during the three months ended March 31, 2016 and $9.1 million during the three months ended March 31, 2015. During the three months ended March 31, 2016 we sold fourteen investment securities recording a net loss of $32 thousand. While we recorded a net loss on this transaction, we used the proceeds from these sales to invest in higher yielding securities with the expectation of recovering the loss in a relatively short period of time in the form of an increase in interest income. During the first quarter of 2015 we recorded a gain on sale of $30 thousand from the sale of eight securities.

A $21 thousand increase in loan servicing fees was related to an increase in loans serviced. At March 31, 2016 we were servicing over $88 million in guaranteed portions of loans an increase of $7 million from over $81 million at March 31, 2015.

The following table describes the components of non-interest income for the three-month periods ended March 31, 2016 and 2015, dollars in thousands:

	For the Three Months
	Ended March 31
	2016	2015	Dollar Change	Percentage Change
Service charges on deposit accounts	$931	$938	$(7)	-0.7%
Gain on sale of loans, net	333	657	(324)	-49.3%
Loan servicing fees	148	127	21	16.5%
Earnings on life insurance policies	86	85	1	1.2%
(Loss) gain on sale of investments	(32)	30	(62)	-206.7%
Other	187	208	(21)	-10.1%
Total non-interest income	$1,653	$2,045	$(392)	-19.2%

Non-interest expense. During the three months ended March 31, 2016, total non-interest expense declined by $72 thousand, or 2%, to $4.6 million, down from $4.7 million for the comparable period in 2015. The two largest declines were $110 thousand in salary and benefit expense and $83 thousand in loan collection expenses. These were partially offset by an increase in the provision from change in OREO valuation of $138 thousand from a credit of $129 thousand during the first quarter of 2015 to $9 thousand during the current quarter.

The decrease in salary and benefit expense includes a $70 thousand reduction in commission expense related to the reduction in SBA gains and a $57 thousand increase in deferral of loan origination costs. Salary expense was up by $18 thousand to $2.0 million. Reductions in salary expense include the retirement of the EVP and Operations Manager of Plumas Bank as well as open positons including a commercial lending officer position in our Redding, California location. The Company has chosen not to replace the EVP and Operations Manager of Plumas Bank. These were offset by merit and promotional increases and increases in personnel related to our new Reno, Nevada Branch.

The decrease in loan collection expense was mostly related to a $59 thousand increase, during the first quarter of 2015, in our reserve for losses on unfunded commitments which increased from $141 thousand to $200 thousand based on an analysis of this reserve. At March 31, 2016 the balance in the reserve was unchanged at $200 thousand.

The largest increase in non-interest expense was a $138 thousand increase in the provision from change in OREO valuation. OREO represents real property taken by the Bank either through foreclosure or through a deed in lieu thereof from the borrower. When other real estate is acquired, any excess of the Bank’s recorded investment in the loan balance and accrued interest income over the estimated fair market value of the property less costs to sell is charged against the allowance for loan losses. A valuation allowance for losses on other real estate is maintained to provide for temporary declines in value. The allowance is established through a provision for subsequent losses on other real estate which is included in other expenses. Subsequent gains or losses on sales or from impairment are recorded as incurred. During the three months ended March 31, 2015 the Company recorded a credit of $129 thousand for the provision from change in OREO valuation. The credit resulted from a significant increase in value of one OREO property based on a current appraisal. During the first quarter of 2016 we recorded a $9 thousand provision related to a decline in value on one OREO property.

The following table describes the components of non-interest expense for the three-month periods ended March 31, 2016 and 2015, dollars in thousands:

	For the Three Months Ended March 31
	2016	2015	Dollar Change	Percentage Change
Salaries and employee benefits	$2,608	$2,718	$(110)	-4.0%
Occupancy and equipment	707	700	7	1.0%
Outside service fees	506	494	12	2.4%
Professional fees	149	175	(26)	-14.9%
Telephone and data communication	99	89	10	11.2%
Deposit insurance	86	95	(9)	-9.5%
Director compensation and expenses	85	76	9	11.8%
Advertising and shareholder relations	85	67	18	26.9%
Business development	75	83	(8)	-9.6%
Armored car and courier	58	55	3	5.5%
Stationery and supplies	33	28	5	17.9%
Insurance	23	29	(6)	-20.7%
OREO costs	21	53	(32)	-60.4%
Loan collection expenses	19	102	(83)	-81.4%
Postage	10	9	1	11.1%
Provision from change in OREO valuation	9	(129)	138	107.0%
Other	61	62	(1)	-1.6%
Total non-interest expense	$4,634	$4,706	$(72)	-1.5%

Provision for income taxes. The Company recorded an income tax provision of $984 thousand, or 38.5% of pre-tax income for the three months ended March 31, 2016. This compares to an income tax provision of $801 thousand or 39.7% of pre-tax income during the first three months of 2015. The percentages for 2016 and 2015 differ from statutory rates as tax exempt items of income such as earnings on Bank owned life insurance and municipal loan and securities interest decrease taxable income.

Deferred tax assets and liabilities are recognized for the tax consequences of temporary differences between the reported amount of assets and liabilities and their tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The determination of the amount of deferred income tax assets which are more likely than not to be realized is primarily dependent on projections of future earnings, which are subject to uncertainty and estimates that may change given economic conditions and other factors. The realization of deferred income tax assets is assessed and a valuation allowance is recorded if it is "more likely than not" that all or a portion of the deferred tax asset will not be realized. "More likely than not" is defined as greater than a 50% chance. All available evidence, both positive and negative is considered to determine whether, based on the weight of that evidence, a valuation allowance is needed. Based upon the analysis of available evidence, management has determined that it is "more likely than not" that all deferred income tax assets as of March 31, 2016 and December 31, 2015 will be fully realized and therefore no valuation allowance was recorded. On the consolidated balance sheet, net deferred tax assets are included in accrued interest receivable and other assets.

FINANCIAL CONDITION

Loan Portfolio. Net loans increased by $8.1 million or an annualized rate 8%, from $397 million at December 31, 2015 to $405 million at March 31, 2016. The largest area of growth in the Company’s loan portfolio was $9.5 million in commercial real estate loans. The largest decrease in any loan category was a decline of $1.1 million agricultural loans. The Company continues to manage the mix of its loan portfolio consistent with its identity as a community bank serving the financing needs of all sectors of the area it serves. Although the Company offers a broad array of financing options, it continues to concentrate its focus on small to medium sized commercial businesses. These loans offer diversification as to industries and types of businesses, thus limiting material exposure in any industry concentrations. The Company offers both fixed and floating rate loans and obtains collateral in the form of real property, business assets and deposit accounts, but looks to business and personal cash flows as its primary source of repayment.

As shown in the following table the Company's largest lending categories are commercial real estate loans, auto loans, equity lines of credit, agricultural loans and commercial loans.

(dollars in thousands)	Balance at End of Period	Percent of Loans in Each Category to Total Loans	Balance at End of Period	Percent of Loans in Each Category to Total Loans
	3/31/16	3/31/16	12/31/15	12/31/15
Commercial	$37,346	9.1%	$37,084	9.2%
Agricultural	38,730	9.5%	39,856	9.9%
Real estate - residential	24,750	6.0%	25,474	6.4%
Real estate – commercial	201,593	49.3%	192,095	47.9%
Real estate – construction & land	15,758	3.9%	16,188	4.0%
Equity Lines of Credit	38,509	9.4%	38,327	9.6%
Auto	49,173	12.0%	48,365	12.1%
Other	3,288	0.8%	3,582	0.9%
Total Gross Loans	$409,147	100%	$400,971	100%

Construction and land development loans represented 3.9% and 4.0% of the loan portfolio as of March 31, 2016 and December 31, 2015, respectively. The construction and land development portfolio component has been identified by Management as a higher-risk loan category.  The quality of the construction and land development category is highly dependent on property values both in terms of the likelihood of repayment once the property is transacted by the current owner as well as the level of collateral the Company has securing the loan in the event of default.  Loans in this category are characterized by the speculative nature of commercial and residential development properties and can include property in various stages of development from raw land to finished lots. The decline in these loans as a percentage of the Company’s loan portfolio from over 21% at December 31, 2007 to less than 7% during the last two years reflects management’s efforts, which began in 2009, to reduce its exposure to construction and land development loans.

The Company’s real estate related loans, including real estate mortgage loans, real estate construction and land development loans, consumer equity lines of credit, and agricultural loans secured by real estate comprised 73% of the total loan portfolio at March 31, 2016. Moreover, the business activities of the Company currently are focused in the California counties of Plumas, Nevada, Placer, Lassen, Modoc, Shasta, Sierra and in Washoe County in Northern Nevada. Consequently, the results of operations and financial condition of the Company are dependent upon the general trends in these economies and, in particular, the residential and commercial real estate markets. In addition, the concentration of the Company's operations in these areas of Northeastern California and Northwestern Nevada exposes it to greater risk than other banking companies with a wider geographic base in the event of catastrophes, such as earthquakes, fires and floods in these regions.

The rates of interest charged on variable rate loans are set at specific increments in relation to the Company's lending rate or other indexes such as the published prime interest rate or U.S. Treasury rates and vary with changes in these indexes. The frequency in which variable rate loans reprice can vary from one day to several years. At March 31, 2016 and December 31, 2015, approximately 73% and 72%, respectively of the Company's loan portfolio was comprised of variable rate loans. At March 31, 2016 and December 31, 2015, 40% and 39%, respectively of the variable loans were at their respective floor rate. While real estate mortgage, commercial and consumer lending remain the foundation of the Company's historical loan mix, some changes in the mix have occurred due to the changing economic environment and the resulting change in demand for certain loan types. The most significant change has been an increase in indirect auto lending with automobile loans increasing from 2.5% of gross loans at December 31, 2011 to 12.0% of gross loans at March 31, 2016. The automobile portfolio provides diversification to the loan portfolio in terms of rate, term and balance as these loans tend to have a much shorter term and balance than commercial real-estate loans and are fixed rate. In addition, the Company remains committed to the agricultural industry in Northeastern California and will continue to pursue high quality agricultural loans. Agricultural loans include both commercial and commercial real estate loans. The Company’s agricultural loan balances totaled $39 million at March 31, 2016 and $40 million at December 31, 2015.

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

	For the Three Months Ended March 31,		For the Year Ended December 31
	2016	2015	2015	2014	2013
	(dollars in thousands)
Balance at beginning of period	$6,078	$5,451	$5,451	$5,517	$5,686
Charge-offs:
Commercial and agricultural	73	40	91	191	401
Real estate mortgage	-	6	132	1,015	419
Real estate construction & land	-	1	55	106	735
Consumer (includes equity LOC & Auto)	147	128	549	601	360
Total charge-offs	220	175	827	1,913	1,915
Recoveries:
Commercial and agricultural	11	82	173	89	140
Real estate mortgage	35	1	8	19	109
Real estate construction & land	29	-	-	491	-
Consumer (includes equity LOC & Auto)	65	63	173	148	97
Total recoveries	140	146	354	747	346
Net charge-offs	80	29	473	1,166	1,569
Provision for loan losses	200	300	1,100	1,100	1,400
Balance at end of period	$6,198	$5,722	$6,078	$5,451	$5,517
Net charge-offs during the period to average loans (annualized for the three month periods)	0.08%	0.03%	0.12%	0.33%	0.49%
Allowance for loan losses to total loans	1.51%	1.49%	1.52%	1.47%	1.63%

During the three months ended March 31, 2016 we recorded a provision for loan losses of $200 thousand down $100 thousand from the $300 thousand provision recorded during the quarter ended March 31, 2015. Net charge-offs totaled $80 thousand an increase of $51 thousand from $29 thousand during the three months ended March 31, 2015.

The following table provides a breakdown of the allowance for loan losses at March 31, 2016 and December 31, 2015:

(dollars in thousands)	Balance at End of Period	Percent of Loans in Each Category to Total Loans	Balance at End of Period	Percent of Loans in Each Category to Total Loans
	2016	2016	2015	2015
Commercial and agricultural	$948	18.6%	$933	19.1%
Real estate mortgage	3,080	55.3%	2,866	54.3%
Real estate construction & land	800	3.9%	874	4.0%
Consumer (includes equity LOC & Auto)	1,370	22.2%	1,405	22.6%
Total	$6,198	100.0%	$6,078	100.0%

The allowance for loan losses totaled $6.2 million at March 31, 2016 and $6.1 million at December 31, 2015. Specific reserves related to impaired loans increased by $104 thousand from $751 thousand at December 31, 2015 to $855 thousand at March 31, 2016. At least quarterly the Company evaluates each specific reserve and if it determines that the loss represented by the specific reserve is uncollectable it records a charge-off for the uncollectable portion. General reserves were $5.3 million at March 31, 2016 and December 31, 2015. The allowance for loan losses as a percentage of total loans decreased slightly from 1.52% at December 31, 2015 to 1.51% at March 31, 2016. The percentage of general reserves to unimpaired loans totaled 1.33% at March 31, 2016 and 1.35% at December 31, 2015.

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

Loans restructured (TDRs) and not included in nonperforming loans in the following table totaled $1.9 million at March 31, 2016 and $2.0 million, $2.0 million, $4.5 million and $5.4 million at December 31, 2015, 2014, 2013 and 2012, respectively.

The following table sets forth the amount of the Company's nonperforming assets as of the dates indicated.

	At March 31,	At December 31,
	2016	2015	2014	2013	2012
	(dollars in thousands)

Nonaccrual loans	$4,602	$4,546	$6,625	$5,519	$13,683
Loans past due 90 days or more and still accruing	-	-	-	17	15
Total nonperforming loans	4,602	4,546	6,625	5,536	13,698
Other real estate owned	1,760	1,756	3,590	6,399	5,295
Other vehicles owned	15	30	13	60	41
Total nonperforming assets	$6,377	$6,332	$10,228	$11,995	$19,034
Interest income forgone on nonaccrual loans	$75	$303	$345	$280	$646
Interest income recorded on a cash basis on nonaccrual loans	$-	$-	$31	$22	$192
Nonperforming loans to total loans	1.12%	1.13%	1.79%	1.64%	4.35%
Nonperforming assets to total assets	1.07%	1.06%	1.90%	2.33%	3.98%

Nonperforming loans at March 31, 2016 were $4.6 million, an increase of $56 thousand from the $4.5 million balance at December 31, 2015. Specific reserves on nonaccrual loans totaled $786 thousand at March 31, 2016 and $683 thousand at December 31, 2015, respectively. Performing loans past due thirty to eighty-nine days were $1.9 million at March 31, 2016 and $1.5 million at December 31, 2015.

A substandard loan is not adequately protected by the current sound worth and paying capacity of the borrower or the value of the collateral pledged, if any. Total substandard loans decreased by $169 thousand from $6.0 million at December 31, 2015 to $5.8 million at March 31, 2016. Loans classified as watch decreased by $579 thousand from $4.1 million at December 31, 2015 to $3.5 million at March 31, 2016. At March 31, 2016, $0.9 million of performing loans were classified as substandard. Further deterioration in the credit quality of individual performing substandard loans or other adverse circumstances could result in the need to place these loans on nonperforming status.

At March 31, 2016 and December 31, 2015, the Company's recorded investment in impaired loans totaled $6.5 million. The specific allowance for loan losses related to impaired loans totaled $855 thousand and $751 thousand at March 31, 2016 and December 31, 2015, respectively. Additionally, $0.7 million has been charged off against the impaired loans at March 31, 2016 and December 31, 2015.

It is the policy of management to make additions to the allowance for loan losses so that it remains appropriate to absorb the inherent risk of loss in the portfolio. Management believes that the allowance at March 31, 2016 is appropriate. However, the determination of the amount of the allowance is judgmental and subject to economic conditions which cannot be predicted with certainty. Accordingly, the Company cannot predict whether charge-offs of loans in excess of the allowance may occur in future periods.

OREO represents real property acquired by the Bank either through foreclosure or through a deed in lieu thereof from the borrower. Repossessed assets include vehicles and other commercial assets acquired under agreements with delinquent borrowers. OREO holdings represented eight properties totaling $1.8 million at March 31, 2016 and seven properties totaling $1.8 million at December 31, 2015. Nonperforming assets as a percentage of total assets were 1.07% at March 31, 2016 and 1.06% at December 31, 2015.

The following table provides a summary of the change in the number and balance of OREO properties for the three months ended March 31, 2016 and 2015, dollars in thousands:

	Three Months Ended March 31,
	#	2016	#	2015
Beginning Balance	7	$1,756	15	$3,590
Additions	1	13	2	232
Dispositions	-		(2)	(297)
Provision from change in OREO valuation		(9)		129
Ending Balance	8	$1,760	15	$3,654

Investment Portfolio and Federal Funds Sold. Total investment securities were $99.6 million at March 31, 2016 and $96.7 million as of December 31, 2015. During the three months ended March 31, 2016 the Company sold fourteen available-for-sale investment securities for total proceeds of $14.6 million recording a $32,000 net loss on sale. During the three months ended March 31, 2015 we sold eight available-for-sale investment securities having a value of $6.7 million and recorded a net gain of $30 thousand. The investment portfolio at March 31, 2016 consisted of $75.1 million in securities of U.S. Government-sponsored agencies and 90 municipal securities totaling $24.5 million. Included in the $96.7 million at December 31, 2015 were $74.3 million in securities of U.S. Government-sponsored agencies and 83 municipal securities totaling $22.4 million.

There were no Federal funds sold at March 31, 2016 and December 31, 2015; however, the Bank maintained interest earning balances at the Federal Reserve Bank totaling $34.7 million at March 31, 2016 and $47.6 million at December 31, 2015. The interest rate earned on the balances at March 31, 2016 and December 31, 2015 was 0.5%.

The Company classifies its investment securities as available-for-sale or held-to-maturity. Currently all securities are classified as available-for-sale. Securities classified as available-for-sale may be sold to implement the Company's asset/liability management strategies and in response to changes in interest rates, prepayment rates and similar factors.

Deposits. Deposits totaled $525.2 million at March 31, 2016, a decrease of $2.1 million from $527.3 million at December 31, 2015. Declines included $7.5 million in non-interest bearing demand deposits and $0.9 million in time deposits. These were mostly offset by increases of $0.3 million in NOW accounts and $6.0 million in savings and money market accounts. The Company continues to manage the mix of its deposits consistent with its identity as a community bank serving the financial needs of its customers.

The following table shows the distribution of deposits by type at March 31, 2016 and December 31, 2015.

(dollars in thousands)	Balance at End of Period	Percent of Deposits in Each Category to Total Deposits	Balance at End of Period	Percent of Deposits in Each Category to Total Deposits
	3/31/16	3/31/16	12/31/15	12/31/15
Non-interest bearing	$201,579	38.4%	$209,044	39.6%
NOW	91,527	17.4%	91,225	17.3%
Money Market	52,765	10.0%	48,848	9.3%
Savings	127,928	24.4%	125,896	23.9%
Time	51,407	9.8%	52,263	9.9%
Total Deposits	$525,206	100%	$527,276	100%

Deposits represent the Bank's primary source of funds. Deposits are primarily core deposits in that they are demand, savings and time deposits generated from local businesses and individuals. These sources are considered to be relatively stable, long-term relationships thereby enhancing steady growth of the deposit base without major fluctuations in overall deposit balances. The Company experiences, to a small degree, some seasonality with the slower growth period between November through April, and the higher growth period from May through October. In order to assist in meeting any funding demands, the Company maintains a secured borrowing arrangement with the Federal Home Loan Bank of San Francisco (FHLB). There were no brokered deposits at March 31, 2016 or December 31, 2015.

Short-term Borrowing Arrangements. The Company is a member of the FHLB and can borrow up to $155,000,000 from the FHLB secured by commercial and residential mortgage loans with carrying values totaling $239,000,000. The Company is required to hold FHLB stock as a condition of membership. At March 31, 2016 and December 31, 2015, the Company held $2,380,000 of FHLB stock which is recorded as a component of other assets. Based on this level of stock holdings at March 31, 2016, the Company can borrow up to $88,159,000. To borrow the $155,000,000 in available credit the Company would need to purchase $1,808,000 in additional FHLB stock. In addition to its FHLB borrowing line, the Company has unsecured short-term borrowing agreements with three of its correspondent banks in the amounts of $20 million, $11 million and $10 million. There were no outstanding borrowings to the FHLB or the correspondent banks under these agreements at March 31, 2016 and December 31, 2015.

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

Under the Term Loan and the Note, the Bank is subject to several negative and affirmative covenants similar to the covenants under the original Note but in several cases less restrictive. The Bank was in compliance with all such covenants related to the Note and the Term Loan at March 31, 2016 and December 31, 2015. Interest expense related to the Note and the Term Loan for the three months ended March 31, 2016 and 2015 totaled $46,000 and $11,000, respectively. The ending balance of the Note at December 31, 2014 was $1,000,000. There was no balance outstanding on the Note at December 31, 2015 or March 31, 2016. The balance of the Term Loan was $4,750,000 and $4,875,000 at March 31, 2016 and December 31, 2015, respectively.

Repurchase Agreements. In 2011 the Bank introduced a new product for its larger business customers which use repurchase agreements as an alternative to interest-bearing deposits. The balance in this product at March 31, 2016 was $4.2 million, a decrease of $3.5 million from the December 31, 2015 balance of $7.7 million. Interest paid on this product is similar to that which is paid on the Bank’s premium money market account; however, these are not deposits and are not FDIC insured.

Subordinated Debentures. On April 15, 2013 the Company issued a $7.5 million subordinated debenture (“subordinated debt”). The subordinated debt was issued to an unrelated third-party pursuant to a subordinated debenture purchase agreement, subordinated debenture note, and stock purchase warrant. On April 16, 2015 the Company paid off the subordinated debt. Interest expense related to the subordinated debt for the three months ended March 31, 2015 was $188,000.

The subordinated debt had an interest rate of 7.5% per annum and a term of 8 years with no prepayment allowed during the first two years and was made in conjunction with an eight-year warrant to purchase up to 300,000 shares of the Bancorp’s common stock, no par value at an exercise price, subject to anti-dilution adjustments, of $5.25 per share.

Junior Subordinated Deferrable Interest Debentures. Plumas Statutory Trust I and II are business trust subsidiaries formed by the Company with capital of $313,000 and $164,000, respectively, for the sole purpose of issuing trust preferred securities fully and unconditionally guaranteed by the Company.

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

Trust I’s Subordinated Debentures mature on September 26, 2032, bear a current interest rate of 4.03% (based on 3-month LIBOR plus 3.40%), with repricing and payments due quarterly. Trust II’s Subordinated Debentures mature on September 28, 2035, bear a current interest rate of 2.11% (based on 3-month LIBOR plus 1.48%), with repricing and payments due quarterly. The interest rate of the Trust Preferred Securities issued by Trust I adjust on each quarterly anniversary date to equal the 3-month LIBOR plus 3.40%. The Trust Preferred Securities issued by Trust II adjust on each quarterly anniversary date to equal the 3-month LIBOR plus 1.48%. Both Trusts I and II have the option to defer payment of the distributions for a period of up to five years, as long as the Company is not in default on the payment of interest on the Subordinated Debentures.

Interest expense recognized by the Company for the three months ended March 31, 2016 and 2015 related to the subordinated debentures was $83,000 and $74,000, respectively.

Capital Resources

Total shareholders’ equity increased by $2.5 million from $42.5 million at December 31, 2015 to $45.0 million at March 31, 2016. The $2.5 million includes earnings during the three month period totaling $1.6 million and an increase in net unrealized gains on investment securities of $0.8 million with the balance of $0.1 million representing stock option activity.

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

The following table sets forth the Bank's actual capital amounts and ratios (dollar amounts in thousands):

			Amount of Capital Required
					To be Well-Capitalized
			For Capital		Under Prompt
	Actual		Adequacy Purposes		Corrective Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
March 31, 2016
Common Equity Tier 1 Ratio	$57,787	13.0%	$20,061	4.5%	$28,977	6.5%
Tier 1 Leverage Ratio	57,787	9.7%	23,842	4.0%	29,802	5.0%
Tier 1 Risk-Based Capital Ratio	57,787	13.0%	26,748	6.0%	35,665	8.0%
Total Risk-Based Capital Ratio	63,369	14.2%	35,665	8.0%	44,581	10.0%

December 31, 2015
Common Equity Tier 1 Ratio	$56,300	12.7%	$19,908	4.5%	$28,756	6.5%
Tier 1 Leverage Ratio	56,300	9.4%	23,999	4.0%	29,999	5.0%
Tier 1 Risk-Based Capital Ratio	56,300	12.7%	26,544	6.0%	35,392	8.0%
Total Risk-Based Capital Ratio	61,839	14.0%	35,392	8.0%	44,240	10.0%

Management believes that Plumas Bank currently meets all its capital adequacy requirements.

The current and projected capital positions of the Bank and the impact of capital plans and long-term strategies are reviewed regularly by management. The Company policy is to maintain the Bank’s ratios above the prescribed well-capitalized ratios at all times.

Off-Balance Sheet Arrangements

Loan Commitments. In the normal course of business, there are various commitments outstanding to extend credits that are not reflected in the financial statements. Commitments to extend credit and letters of credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Annual review of commercial credit lines, letters of credit and ongoing monitoring of outstanding balances reduces the risk of loss associated with these commitments. As of March 31, 2016, the Company had $88.9 million in unfunded loan commitments and $100 thousand in letters of credit. This compares to $83.0 million in unfunded loan commitments and $265 thousand in letters of credit at December 31, 2015. Of the $88.9 million in unfunded loan commitments, $50.3 million and $38.6 million represented commitments to commercial and consumer customers, respectively. Of the total unfunded commitments at March 31, 2016, $47.2 million were secured by real estate, of which $18.9 million was secured by commercial real estate and $28.3 million was secured by residential real estate in the form of equity lines of credit. The commercial loan commitments not secured by real estate primarily represent business lines of credit, while the consumer loan commitments not secured by real estate primarily represent revolving credit card lines and overdraft protection lines. Since some of the commitments are expected to expire without being drawn upon the total commitment amounts do not necessarily represent future cash requirements.

Operating Leases. The Company leases two depository branches and four lending offices and two non-branch automated teller machine locations. Total rental expenses under all operating leases were $73,000 and $52,000 during the three months ended March, 31, 2016 and 2015, respectively. The increase in rental expense in 2016 relates to the rental of our Redding, California Branch. The expiration dates of the leases vary, with the first such lease expiring during 2016 and the last such lease expiring during 2020.

Recent Developments. On April 21, 2016 Plumas Bancorp made a $2 million payment on its term loan reducing the outstanding balance to $2.75 million. The payment was funded through a $3 million dividend from Plumas Bank.

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

The Company is a member of the FHLB and can borrow up to $155,000,000 from the FHLB secured by commercial and residential mortgage loans with carrying values totaling $239,000,000. See “Short-term Borrowing Arrangements” for additional information on our FHLB borrowing capacity. In addition to its FHLB borrowing line, the Company has unsecured short-term borrowing agreements with three of its correspondent banks in the amounts of $20 million, $11 million and $10 million. There were no outstanding borrowings under the FHLB or the correspondent bank borrowing lines at March 31, 2016 or December 31, 2015.

Customer deposits are the Company’s primary source of funds. Total deposits decreased by $2.1 million from $527 million at December 31, 2015 to $525 million at March 31, 2016. Deposits are held in various forms with varying maturities. The Company’s securities portfolio, Federal funds sold, FHLB advances, and cash and due from banks serve as the primary sources of liquidity, providing adequate funding for loans during periods of high loan demand. During periods of decreased lending, funds obtained from the maturing or sale of investments, loan payments, and new deposits are invested in short-term earning assets, such as cash held at the FRB, Federal funds sold and investment securities, to serve as a source of funding for future loan growth. Management believes that the Company’s available sources of funds, including borrowings, will provide adequate liquidity for its operations in the foreseeable future.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a smaller reporting company we are not required to provide the information required by this item.

ITEM 4. CONTROLS AND PROCEDURES

The Company's Chief Executive Officer and Chief Financial Officer, based on their evaluation of the Company's disclosure controls and procedures as of the end of the Company’s fiscal quarter ended March 31, 2016 (as defined in Exchange Act Rule 13a—15(e), have concluded that the Company's disclosure controls and procedures are adequate and effective for purposes of Rule 13a—15(e) in timely alerting them to material information relating to the Company required to be included in the Company's filings with the SEC under the Securities Exchange Act of 1934.

There were no changes in internal control over financial reporting during the fiscal quarter ended March 31, 2016 that have materially affected, or are reasonably likely to materially affect, the registrant's internal control over financial reporting.

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

Item 1A RISK FACTORS

There have been no material changes to the principal risks that we believe are material to our business, results of operations and financial condition, from the risk factors previously disclosed in the 2015 Annual Report on Form 10-K. For a discussion on these risk factors, please see “Item 1A. Risk Factors” contained in the 2015 Annual Report on Form 10-K.

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

10.9

Amendment to Salary Continuation Agreement of Andrew J. Ryback dated April 1, 2016, is included as Exhibit 10.1 to the Registrant’s 8-K filed on April 4, 2016, which is incorporated by this reference herein.

10.10	Salary Continuation Agreement of Richard L. Belstock dated April 1, 2016, is included as Exhibit 10.2 to the Registrant’s 8-K filed on April 4, 2016, which is incorporated by this reference herein.

10.11	Salary Continuation Agreement of Kerry D. Wilson dated April 1, 2016, is included as Exhibit 10.3 to the Registrant’s 8-K filed on April 4, 2016, which is incorporated by this reference herein.

10.12	Salary Continuation Agreement of BJ North dated April 1, 2016, is included as Exhibit 10.4 to the Registrant’s 8-K filed on April 4, 2016, which is incorporated by this reference herein.

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

11	Computation of per share earnings appears in the attached 10-Q under Plumas Bancorp and Subsidiary Notes to Condensed Consolidated Financial Statements as Footnote 6 – Earnings Per Share.

31.1*	Rule 13a-14(a) [Section 302] Certification of Principal Financial Officer dated May 4, 2016.

31.2*	Rule 13a-14(a) [Section 302] Certification of Principal Executive Officer dated May 4, 2016.

32.1*	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 dated May 4, 2016.

32.2*	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 dated May 4, 2016.

101.INS*	XBRL Instance Document.

101.SCH*	XBRL Taxonomy Schema.

101.CAL*	XBRL Taxonomy Calculation Linkbase.

101.DEF*	XBRL Taxonomy Definition Linkbase.

101.LAB*	XBRL Taxonomy Label Linkbase.

101.PRE*	XBRL Taxonomy Presentation Linkbase.
*	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PLUMAS BANCORP
(Registrant)
Date: May 4, 2016
/s/ Richard L. Belstock
Richard L. Belstock
Chief Financial Officer

/s/ Andrew J. Ryback
Andrew J. Ryback
Director, President and Chief Executive Officer