Form 10-Q
period 2016-06-30
PLUMAS BANCORP
filed 2016-08-03
CIK 1168455

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2016

☐	TRANSITION REPORT UNDER SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM __________ TO ___________

COMMISSION FILE NUMBER: 000-49883

PLUMAS BANCORP

(Exact Name of Registrant as Specified in Its Charter)

California	75-2987096
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

35 S. Lindan Avenue, Quincy, California	95971
(Address of Principal Executive Offices)	(Zip Code)

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
Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of August 1, 2016. 4,864,235 shares

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

PLUMAS BANCORP

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands, except share data)

	June 30, 2016	December 31, 2015

Assets
Cash and cash equivalents	$40,965	$68,195
Investment securities available for sale	99,426	96,704
Loans, less allowance for loan losses of $6,430 at June 30, 2016 and $6,078 at December 31, 2015	426,679	396,833
Real estate acquired through foreclosure	2,817	1,756
Premises and equipment, net	12,097	12,234
Bank owned life insurance	12,358	12,187
Accrued interest receivable and other assets	9,700	11,377
Total assets	$604,042	$599,286

Liabilities and Shareholders’ Equity

Deposits:
Non-interest bearing	$210,262	$209,044
Interest bearing	324,372	318,232
Total deposits	534,634	527,276
Repurchase agreements	3,894	7,671
Note payable	2,625	4,875
Accrued interest payable and other liabilities	6,167	6,658
Junior subordinated deferrable interest debentures	10,310	10,310
Total liabilities	557,630	556,790
Commitments and contingencies (Note 5)

Shareholders’ equity:
Common stock, no par value; 22,500,000 shares authorized; issued and outstanding – 4,861,635 shares at June 30, 2016 and 4,835,432 at December 31, 2015	5,746	6,475
Retained earnings	39,473	36,063
Accumulated other comprehensive income (loss), net	1,193	(42)
Total shareholders’ equity	46,412	42,496
Total liabilities and shareholders’ equity	$604,042	$599,286

See notes to unaudited condensed consolidated financial statements.

PLUMAS BANCORP

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(In thousands, except per share data)

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2016	2015	2016	2015
Interest Income:
Interest and fees on loans	$5,553	$5,148	$11,009	$10,090
Interest on investment securities	473	418	945	816
Other	51	28	123	64
Total interest income	6,077	5,594	12,077	10,970
Interest Expense:
Interest on deposits	130	125	262	249
Interest on note payable	31	44	76	55
Interest on subordinated debenture	-	32	-	219
Interest on junior subordinated deferrable interest debentures	85	75	169	150
Other	1	1	2	3
Total interest expense	247	277	509	676
Net interest income before provision for loan losses	5,830	5,317	11,568	10,294
Provision for Loan Losses	200	300	400	600
Net interest income after provision for loan losses	5,630	5,017	11,168	9,694
Non-Interest Income:
Service charges	1,034	1,006	1,965	1,945
Gain on sale of loans	559	317	892	974
(Loss) gain on sale of investments	-	-	(32)	30
Other	462	499	882	918
Total non-interest income	2,055	1,822	3,707	3,867
Non-Interest Expenses:
Salaries and employee benefits	2,558	2,426	5,166	5,144
Occupancy and equipment	677	680	1,384	1,380
Other	1,445	1,523	2,763	2,811
Total non-interest expenses	4,680	4,629	9,313	9,335
Income before provision for income taxes	3,005	2,210	5,562	4,226
Provision for Income Taxes	1,168	855	2,152	1,656
Net income	$1,837	$1,355	$3,410	$2,570

Basic earnings per share	$0.38	$0.28	$0.70	$0.53
Diluted earnings per share	$0.36	$0.27	$0.67	$0.51

See notes to unaudited condensed consolidated financial statements.

PLUMAS BANCORP

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

(In thousands)

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2016	2015	2016	2015

Net income	$1,837	$1,355	$3,410	$2,570
Other comprehensive income (loss) :
Change in net unrealized gain	681	(832)	2,072	(179)
Less: reclassification adjustments for net losses (gains) included in net income	-	-	32	(30)
Net unrealized holding gains (losses)	681	(832)	2,104	(209)
Related tax effect:
Change in net unrealized gain	(281)	343	(856)	74
Reclassification of net (losses) gains included in net income	-	-	(13)	12
Income tax effect	(281)	343	(869)	86
Other comprehensive (loss) income	400	(489)	1,235	(123)
Total comprehensive income	$2,237	$866	$4,645	$2,447

See notes to unaudited condensed consolidated financial statements.

PLUMAS BANCORP

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	For the Six Months
	Ended June 30,
	2016	2015
Cash Flows from Operating Activities:
Net income	$3,410	$2,570
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	400	600
Change in deferred loan origination costs/fees, net	(78)	(279)
Depreciation and amortization	538	618
Stock-based compensation expense	55	41
Loss (gain) on sale of Investments	32	(30)
Amortization of investment security premiums	320	248
Gain on sale of OREO and other vehicles	(6)	(42)
Gain on sale of loans held for sale	(892)	(974)
Loans originated for sale	(14,863)	(16,530)
Proceeds from loan sales	15,307	13,971
Provision from change in OREO valuation	9	43
Earnings on bank-owned life insurance	(171)	(170)
Decrease (increase) in accrued interest receivable and other assets	997	(290)
Decrease in accrued interest payable and other liabilities	(491)	(111)
Net cash provided by (used in) operating activities	4,567	(335)

Cash Flows from Investing Activities:
Proceeds from principal repayments from available-for-sale government-sponsored mortgage-backed securities	5,973	5,780
Proceeds from matured and called available-for-sale investment securities	1,000	1,000
Purchases of available-for-sale securities	(22,529)	(13,994)
Proceeds from sale of available-for-sale securities	14,589	6,669
Net increase in loans	(31,269)	(19,427)
Proceeds from sale of OREO	92	834
Proceeds from sale of other vehicles	164	128
Purchase of premises and equipment	(375)	(1,202)
Net cash used in investing activities	(32,355)	(20,212)

Continued on next page.

PLUMAS BANCORP

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

(Continued)

	For the Six Months
	Ended June 30,
	2016	2015
Cash Flows from Financing Activities:
Net increase in demand, interest bearing and savings deposits	$8,520	$28,915
Net decrease in time deposits	(1,162)	(3,438)
Redemption of subordinated debenture	-	(7,500)
Borrowing on note payable	-	4,000
Principal payment on note payable	(2,250)	-
Net decrease in securities sold under agreements to repurchase	(3,777)	(5,711)
Repurchase of common stock warrant	(862)	-
Proceeds from exercise of stock options	89	40
Net cash provided by financing activities	558	16,306
Decrease in cash and cash equivalents	(27,230)	(4,241)
Cash and Cash Equivalents at Beginning of Year	68,195	45,574
Cash and Cash Equivalents at End of Period	$40,965	$41,333

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:
Interest expense	$509	$596
Income taxes	$2,500	$2,295

Non-Cash Investing Activities:
Real estate and vehicles acquired through foreclosure	$1,301	$412

Non-Cash Financing Activities:
Common stock retired in connection with the exercise of stock options	$-	$32

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

The Bank operates eleven branches in California, including branches in Alturas, Chester, Fall River Mills, Greenville, Kings Beach, Portola, Quincy, Redding, Susanville, Tahoe City, and Truckee. In December, 2015 the Bank opened a Branch in Reno, Nevada; it’s first Branch outside of California. The Bank’s administrative headquarters is in Quincy, California. In addition, the Bank operates lending offices specializing in government-guaranteed lending in Auburn, California, Scottsdale, Arizona and Seattle, Washington and commercial/agricultural lending offices in Chico, California and Klamath Falls, Oregon. The Bank's primary source of revenue is generated from providing loans to customers who are predominately small and middle market businesses and individuals residing in the surrounding areas.

2. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The condensed consolidated financial statements include the accounts of the Company and the accounts of its wholly-owned subsidiary, Plumas Bank. Plumas Statutory Trust I and Plumas Statutory Trust II are not consolidated into the Company’s consolidated financial statements and, accordingly, are accounted for under the equity method. In the opinion of management, the unaudited condensed consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the Company’s financial position at June 30, 2016 and the results of its operations and its cash flows for the three-month and six-month periods ended June 30, 2016 and 2015. Our condensed consolidated balance sheet at December 31, 2015 is derived from audited financial statements. Certain reclassifications have been made to prior period’s balances to conform to classifications used in 2016.

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

These interim financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's 2015 Annual Report to Shareholders on Form 10-K. The results of operations for the three-month and six-month periods ended June 30, 2016 may not necessarily be indicative of future operating results. In preparing such financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the balance sheet and revenues and expenses for the periods reported. Actual results could differ significantly from those estimates.

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

3.   INVESTMENT SECURITIES AVAILABLE FOR SALE

The amortized cost and estimated fair value of investment securities at June 30, 2016 and December 31, 2015 consisted of the following, in thousands:

Available-for-Sale	June 30, 2016
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Debt securities:
U.S. Government-sponsored agencies	$2,997	$6	$-	$3,003
U.S. Government-sponsored agencies collateralized by mortgage obligations- residential	70,248	918	(18)	71,148
Obligations of states and political subdivisions	24,150	1,125	-	25,275
	$97,395	$2,049	$(18)	$99,426

Net unrealized gain on available-for-sale investment securities totaling $2,031,000 were recorded, net of $838,000 in tax expense, as accumulated other comprehensive income within shareholders' equity at June 30, 2016. During the six months ended June 30, 2016 the Company sold fourteen available-for-sale investment securities for total proceeds of $14,589,000 recording a $32,000 loss on sale. The Company realized a gain on sale from eight of these securities totaling $48,000 and a loss on sale on six securities of $80,000. No securities were sold during the three months ended June 30, 2016.

Available-for-Sale	December 31, 2015
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Debt securities:
U.S. Government-sponsored agencies	$1,994	$-	$(17)	$1,977
U.S. Government-sponsored agencies collateralized by mortgage obligations- residential	72,965	56	(651)	72,370
Obligations of states and political subdivisions	21,817	548	(8)	22,357
	$96,776	$604	$(676)	$96,704

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

There were no transfers of available-for-sale investment securities during the six months ended June 30, 2016 and twelve months ended December 31, 2015. There were no securities classified as held-to-maturity at June 30, 2016 or December 31, 2015.

Investment securities with unrealized losses at June 30, 2016 and December 31, 2015 are summarized and classified according to the duration of the loss period as follows, in thousands:

June 30, 2016	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
Debt securities:
U.S. Government-sponsored agencies	$-	$-	$-	$-	$-	$-
U.S. Government agencies collateralized by mortgage obligations-residential	-	-	2,377	$18	2,377	18
Obligations of states and political subdivisions	-	-	-	-	-	-
	$-	$-	$2,377	$18	$2,377	$18

December 31, 2015	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
Debt securities:
U.S. Government-sponsored agencies	$1,977	$17	$-	$-	$1,977	$17
U.S. Government agencies collateralized by mortgage obligations-residential	45,398	327	11,880	324	57,278	651
Obligations of states and political subdivisions	1,037	7	160	1	1,197	8
	$48,412	$351	$12,040	$325	$60,452	$676

At June 30, 2016, the Company held 155 securities of which 4 were in a loss position. Of the 155 securities 3 are U.S. Government-sponsored agencies 60 are U.S. Government-sponsored agencies collateralized by residential mortgage obligations and 92 were obligations of states and political subdivisions. The unrealized losses relate principally to market rate conditions. All of the securities continue to pay as scheduled. When analyzing an issuer’s financial condition, management considers the length of time and extent to which the market value has been less than cost; the historical and implied volatility of the security; the financial condition of the issuer of the security; and the Company’s intent and ability to hold the security to recovery. As of June 30, 2016, management does not have the intent to sell these securities nor does it believe it is more likely than not that it will be required to sell these securities before the recovery of its amortized cost basis. Based on the Company’s evaluation of the above and other relevant factors, the Company does not believe the securities that are in an unrealized loss position as of June 30, 2016 are other than temporarily impaired.

The amortized cost and estimated fair value of investment securities at June 30, 2016 by contractual maturity are shown below, in thousands.

	Amortized Cost	Estimated Fair Value
Within one year	$-	$-
After one year through five years	1,603	1,621
After five years through ten years	17,872	18,641
After ten years	7,672	8,016
Investment securities not due at a single maturity date:
Government-sponsored mortgage-backed securities	70,248	71,148
	$97,395	$99,426

Expected maturities will differ from contractual maturities because the issuers of the securities may have the right to call or prepay obligations with or without call or prepayment penalties.

Investment securities with amortized costs totaling $57,948,000 and $62,914,000 and estimated fair values totaling $58,770,000 and $62,483,000 June 30, 2016 and December 31, 2015, respectively, were pledged to secure deposits and repurchase agreements.

4. LOANS AND THE ALLOWANCE FOR LOAN LOSSES

Outstanding loans are summarized below, in thousands:

	June 30, 2016	December 31, 2015

Commercial	$41,083	$37,084
Agricultural	47,069	39,856
Real estate – residential	23,972	25,474
Real estate – commercial	204,477	192,095
Real estate – construction and land development	18,635	16,188
Equity lines of credit	41,088	38,327
Auto	51,386	48,365
Other	3,574	3,582
	431,284	400,971
Deferred loan costs, net	1,825	1,940
Allowance for loan losses	(6,430)	(6,078)
	$426,679	$396,833

Changes in the allowance for loan losses, in thousands, were as follows:

	June 30, 2016	December 31, 2015

Balance, beginning of year	$6,078	$5,451
Provision charged to operations	400	1,100
Losses charged to allowance	(530)	(827)
Recoveries	482	354
Balance, end of year	$6,430	$6,078

The recorded investment in impaired loans totaled $5,716,000 and $6,461,000 at June 30, 2016 and December 31, 2015, respectively. The Company had specific allowances for loan losses of $542,000 on impaired loans of $1,778,000 at June 30, 2016 as compared to specific allowances for loan losses of $751,000 on impaired loans of $2,346,000 at December 31, 2015. The balance of impaired loans in which no specific reserves were required totaled $3,938,000 and $4,115,000 at June 30, 2016 and December 31, 2015, respectively. The average recorded investment in impaired loans for the six months ended June 30, 2016 and June 30, 2015 was $5,421,000 and $7,096,000, respectively. The Company recognized $61,000 and $60,000 in interest income for impaired loans during the six months ended June 30, 2016 and 2015, respectively. No interest was recognized on nonaccrual loans accounted for on a cash basis during the six months ended June 30, 2016 and 2015.

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

The carrying value of troubled debt restructurings at June 30, 2016 and December 31, 2015 was $4,873,000 and $4,661,000, respectively. The Company has allocated $388,000 and $311,000 of specific reserves on loans to customers whose loan terms have been modified in troubled debt restructurings as of June 30, 2016 and December 31, 2015, respectively. The Company has not committed to lend additional amounts on loans classified as troubled debt restructurings at June 30, 2016 and December 31, 2015.

There were no troubled debt restructurings that occurred during the six months ending June 30, 2016 or June 30, 2015.

There were no troubled debt restructurings for which there was a payment default within twelve months following the modification during the six months ended June 30, 2016 and 2015, respectively.

At June 30, 2016 and December 31, 2015, nonaccrual loans totaled $2,968,000 and $4,546,000, respectively. Interest foregone on nonaccrual loans totaled $106,000 and $220,000 for the six months ended June 30, 2016 and 2015, respectively. Interest foregone on nonaccrual loans totaled $31,000 and $102,000 for the three months ended June 30, 2016 and 2015, respectively. There were no loans past due 90 days or more and on accrual status at June 30, 2016 and December 31, 2015.

Salaries and employee benefits totaling $942,000 and $716,000 have been deferred as loan origination costs during the six months ended June 30, 2016 and 2015, respectively. Salaries and employee benefits totaling $569,000 and $399,000 have been deferred as loan origination costs during the three months ended June 30, 2016 and 2015, respectively.

The balance of other real estate includes $0 and $84 thousand of foreclosed residential real estate properties recorded as a result of obtaining physical possession of the property as of June 30, 2016 and December 31, 2015, respectively. The recorded investment of consumer mortgage loans secured by residential real estate properties for which formal foreclosure proceeds are in process was $65 thousand and $23 thousand as of June 30, 2016 and December 31, 2015, respectively.

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

Loss – Loans classified as loss are considered uncollectible and charged off immediately.

The following table shows the loan portfolio allocated by management's internal risk ratings at the dates indicated, in thousands:

June 30, 2016	Commercial Credit Exposure
	Credit Risk Profile by Internally Assigned Grade
Grade:	Commercial	Agricultural	Real Estate- Residential	Real Estate- Commercial	Real Estate- Construction	Equity LOC	Total
Pass	$39,350	$46,744	$23,473	$200,199	$17,552	$40,856	$368,174
Watch	1,155	279	401	2,254	243	-	4,332
Substandard	578	46	98	2,024	840	232	3,818
Doubtful	-	-	-	-	-	-	-
Total	$41,083	$47,069	$23,972	$204,477	$18,635	$41,088	$376,324

December 31, 2015	Commercial Credit Exposure
	Credit Risk Profile by Internally Assigned Grade
Grade:	Commercial	Agricultural	Real Estate- Residential	Real Estate- Commercial	Real Estate- Construction	Equity LOC	Total
Pass	$35,508	$39,426	$25,220	$185,739	$15,048	$37,983	$338,924
Watch	883	387	149	2,442	247	-	4,108
Substandard	693	43	105	3,914	893	344	5,992
Doubtful	-	-	-	-	-	-	-
Total	$37,084	$39,856	$25,474	$192,095	$16,188	$38,327	$349,024

	Consumer Credit Exposure Credit Risk Profile Based on Payment Activity June 30, 2016			Consumer Credit Exposure Credit Risk Profile Based on Payment Activity December 31, 2015
	Auto	Other	Total	Auto	Other	Total
Grade:
Performing	$51,306	$3,542	$54,848	$48,300	$3,582	$51,882
Non-performing	80	32	112	65	-	65
Total	$51,386	$3,574	$54,960	$48,365	$3,582	$51,947

The following tables show the allocation of the allowance for loan losses at the dates indicated, in thousands:

Six months ended 6/30/16:	Commercial	Agricultural	Real Estate- Residential	Real Estate- Commercial	Real Estate- Construction	Equity LOC	Auto	Other	Total
Allowance for Loan Losses
Beginning balance	$639	$294	$341	$2,525	$874	$528	$784	$93	$6,078
Charge-offs	(73)	-	-	(252)	-	(23)	(158)	(24)	(530)
Recoveries	17	-	36	2	329	1	82	15	482
Provision	252	122	(55)	190	(320)	67	133	11	400
Ending balance	$835	$416	$322	$2,465	$883	$573	$841	$95	$6,430
Three months ended 6/30/16:
Allowance for Loan Losses
Beginning balance	$637	$311	$318	$2,762	$800	$524	$763	$83	$6,198
Charge-offs	-	-	-	(252)	-	1	(53)	(6)	(310)
Recoveries	6	-	1	2	300	1	25	7	342
Provision	192	105	3	(47)	(217)	47	106	11	200
Ending balance	$835	$416	$322	$2,465	$883	$573	$841	$95	$6,430
Six months ended 6/30/15:
Allowance for Loan Losses
Beginning balance	$574	$225	$379	$1,701	$1,227	$691	$581	$73	$5,451
Charge-offs	(54)	(3)	(53)	-	(55)	(59)	(204)	(22)	(450)
Recoveries	90	-	4	-	-	3	55	27	179
Provision	18	20	69	439	(141)	(101)	285	11	600
Ending balance	$628	$242	$399	$2,140	$1,031	$534	$717	$89	$5,780
Three months ended 6/30/15:
Allowance for Loan Losses
Beginning balance	$582	$222	$419	$1,963	$1,228	$587	$627	$94	$5,722
Charge-offs	(14)	(3)	(48)	-	(54)	(51)	(93)	(12)	(275)
Recoveries	9	-	2	-	-	1	12	9	33
Provision	51	23	26	177	(143)	(3)	171	(2)	300
Ending balance	$628	$242	$399	$2,140	$1,031	$534	$717	$89	$5,780
June 30, 2016:
Allowance for Loan Losses
Ending balance: individually evaluated for impairment	$124	$3	$54	$81	$253	$27	$-	$-	$542
Ending balance: collectively evaluated for impairment	$711	$413	$268	$2,384	$630	$546	$841	$95	$5,888
Loans
Ending balance	$41,083	$47,069	$23,972	$204,477	$18,635	$41,088	$51,386	$3,574	$431,284
Ending balance: individually evaluated for impairment	$143	$261	$1,570	$2,456	$973	$202	$80	$31	$5,716
Ending balance: collectively evaluated for impairment	$40,940	$46,808	$22,402	$202,021	$17,662	$40,886	$51,306	$3,543	$425,568
December 31, 2015:
Allowance for Loan Losses
Ending balance: individually evaluated for impairment	$26	$-	$54	$371	$269	$31	$-	$-	$751
Ending balance: collectively evaluated for impairment	$613	$294	$287	$2,154	$605	$497	$784	$93	$5,327
Loans
Ending balance	$37,084	$39,856	$25,474	$192,095	$16,188	$38,327	$48,365	$3,582	$400,971
Ending balance: individually evaluated for impairment	$73	$260	$1,593	$3,129	$1,029	$311	$66	$-	$6,461
Ending balance: collectively evaluated for impairment	$37,011	$39,596	$23,881	$188,966	$15,159	$38,016	$48,299	$3,582	$394,510

The following table shows an aging analysis of the loan portfolio by the time past due, in thousands:

June 30, 2016	30-89 Days	90 Days and Still		Total Past Due and
	Past Due	Accruing	Nonaccrual	Nonaccrual	Current	Total

Commercial	$683	$-	$126	$809	$40,274	$41,083
Agricultural	-	-	3	3	47,066	47,069
Real estate – residential	145	-	83	228	23,744	23,972
Real estate – construction & land	-	-	840	840	17,795	18,635
Real estate – commercial	173	-	1,603	1,776	202,701	204,477
Equity Lines of Credit	109	-	202	311	40,777	41,088
Auto	590	-	80	670	50,716	51,386
Other	22	-	31	53	3,521	3,574
Total	$1,722	$-	$2,968	$4,690	$426,594	$431,284

December 31, 2015	30-89 Days	90 Days and Still		Total Past Due and
	Past Due	Accruing	Nonaccrual	Nonaccrual	Current	Total

Commercial	$457	$-	$56	$513	$36,571	$37,084
Agricultural	-	-	-	-	39,856	39,856
Real estate – residential	472	-	90	562	24,912	25,474
Real estate – commercial	-	-	3,130	3,130	188,965	192,095
Real estate – construction & land	9	-	893	902	15,286	16,188
Equity Lines of Credit	8	-	312	320	38,007	38,327
Auto	586	-	65	651	47,714	48,365
Other	15	-	-	15	3,567	3,582
Total	$1,547	$-	$4,546	$6,093	$394,878	$400,971

The following tables show information related to impaired loans at the dates indicated, in thousands:

As of June 30, 2016:	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Commercial	$19	$19		$19	$1
Agricultural	258	258		259	10
Real estate – residential	1,327	1,338		1,336	39
Real estate – commercial	1,922	2,360		1,756	2
Real estate – construction & land	209	209		215	-
Equity Lines of Credit	92	92		96	-
Auto	80	80		40	-
Other	31	31		-	-
With an allowance recorded:
Commercial	$124	$124	$124	$28	$-
Agricultural	3	3	3	6	-
Real estate – residential	243	243	54	244	5
Real estate – commercial	534	742	81	534	-
Real estate – construction & land	764	764	253	776	4
Equity Lines of Credit	110	110	27	112	-
Auto	-	-	-	-	-
Other	-	-	-	-	-
Total:
Commercial	$143	$143	$124	$47	$1
Agricultural	261	261	3	265	10
Real estate – residential	1,570	1,581	54	1,580	44
Real estate – commercial	2,456	3,102	81	2,290	2
Real estate – construction & land	973	973	253	991	4
Equity Lines of Credit	202	202	27	208	-
Auto	80	80	-	40	-
Other	31	31	-	-	-
Total	$5,716	$6,373	$542	$5,421	$61

As of December 31, 2015:	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Commercial	$47	$47		$39	$1
Agricultural	260	260		262	20
Real estate – residential	1,347	1,359		1,346	79
Real estate – commercial	1,976	2,622		2,057	-
Real estate – construction & land	221	221		232	-
Equity Lines of Credit	199	199		156	-
Auto	65	65		21	-
Other	-	-		-	-
With an allowance recorded:
Commercial	$26	$26	$26	$29	$-
Agricultural	-	-	-	-	-
Real estate – residential	245	245	54	246	11
Real estate – commercial	1,154	1,154	371	1,203	-
Real estate – construction & land	808	808	269	822	8
Equity Lines of Credit	113	113	31	115	-
Auto	-	-	-	-	-
Other	-	-	-	-	-
Total:
Commercial	$73	$73	$26	$68	$1
Agricultural	260	260	-	262	20
Real estate – residential	1,592	1,604	54	1,592	90
Real estate – commercial	3,130	3,776	371	3,260	-
Real estate – construction & land	1,029	1,029	269	1,054	8
Equity Lines of Credit	312	312	31	271	-
Auto	65	65	-	21	-
Other	-	-	-	-	-
Total	$6,461	$7,119	$751	$6,528	$119

5. COMMITMENTS AND CONTINGENCIES

The Company is party to claims and legal proceedings arising in the ordinary course of business. In the opinion of the Company’s management, the amount of ultimate liability with respect to such proceedings will not have a material adverse effect on the financial condition or result of operations of the Company taken as a whole.

In the normal course of business, there are various outstanding commitments to extend credit, which are not reflected in the financial statements, including loan commitments of $87,925,000 and $82,995,000 and stand-by letters of credit of $625,000 and $265,000 at June 30, 2016 and December 31, 2015, respectively.

Of the loan commitments outstanding at June 30, 2016, $10,775,000 are real estate construction loan commitments that are expected to fund within the next twelve months. The remaining commitments primarily relate to revolving lines of credit or other commercial loans, and many of these are expected to expire without being drawn upon. Therefore, the total commitments do not necessarily represent future cash requirements. Each loan commitment and the amount and type of collateral obtained, if any, are evaluated on an individual basis. Collateral held varies, but may include real property, bank deposits, debt or equity securities or business assets.

Stand-by letters of credit are conditional commitments written to guarantee the performance of a customer to a third party. These guarantees are primarily related to the purchases of inventory by commercial customers and are typically short-term in nature. Credit risk is similar to that involved in extending loan commitments to customers and accordingly, evaluation and collateral requirements similar to those for loan commitments are used. The deferred liability related to the Company’s stand-by letters of credit was not significant at June 30, 2016 or December 31, 2015.

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

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(In thousands, except per share data)	2016	2015	2016	2015
Net Income:
Net income	$1,837	$1,355	$3,410	$2,570
Earnings Per Share:
Basic earnings per share	$0.38	$0.28	$0.70	$0.53
Diluted earnings per share	$0.36	$0.27	$0.67	$0.51
Weighted Average Number of Shares Outstanding:
Basic shares	4,857	4,813	4,849	4,806
Diluted shares	5,047	5,069	5,057	5,058

Shares of common stock issuable under stock options and warrants for which the exercise prices were greater than the average market prices were not included in the computation of diluted earnings per share due to their antidilutive effect.  Stock options and warrants not included in the computation of diluted earnings per share, due to shares not being in-the-money and having an antidilutive effect, were approximately 113,000 and 53,000 for the three month periods ended June 30, 2016 and 2015, respectively. Stock options and warrants not included in the computation of diluted earnings per share, due to shares not being in-the-money and having an antidilutive effect, were approximately 113,000 and 53,000 for the six month periods ended June 30, 2016 and 2015, respectively.

7. STOCK-BASED COMPENSATION

Stock Options

In 2001, the Company established a Stock Option Plan for which 120,133 shares of common stock remain reserved for issuance to employees and directors and no shares are available for future grants as of June 30, 2016.

As of June 30, 2016, all remaining shares in this plan have vested and no compensation cost remains unrecognized.

The total fair value of options vested was $0 and $49,000 for six months ended June 30, 2016 and 2015. The total intrinsic value of options at time of exercise was $131,000 and $163,000 for the six months ended June 30, 2016 and 2015, respectively.

Cash received from option exercises for the six months ended June 30, 2016 and 2015 were $65,000 and $44,000, respectively. There was no tax benefit realized for the tax deduction from options exercised during the six months ended June 30, 2016 and 2015.

A summary of the activity within the 2001 Stock Option Plan follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term in Years	Intrinsic Value
Options outstanding at January 1, 2016	192,893	$5.75
Options forfeited	(50,800)	12.19
Options exercised	(21,960)	2.95
Options outstanding at June 30, 2016	120,133	$3.53	2.6	$698,000
Options exercisable at June 30, 2016	120,133	$3.53	2.6	$698,000

In May 2013, the Company established the 2013 Stock Option Plan for which 491,443 shares of common stock are reserved and 288,800 shares are available for future grants as of June 30, 2016. The Plan requires that the option price may not be less than the fair market value of the stock at the date the option is granted, and that the stock must be paid in full at the time the option is exercised. Payment in full for the option price must be made in cash, with Company common stock previously acquired by the optionee and held by the optionee for a period of at least six months, in options of the Optionee that are fully vested and exercisable or in any combination of the foregoing. The options expire on dates determined by the Board of Directors, but not later than ten years from the date of grant.

During the six months ended June 30, 2016 the Company granted options to purchase 108,000 shares of common stock. The fair value of each option was estimated on the date of grant using the following assumptions.

2016
Expected life of stock options (in years)	5.1
Risk free interest rate	1.52%
Volatility	53.6%
Dividend yields	2.00%
Weighted-average fair value of options granted during the six months ended June 30, 2016	$3.55

No options were granted during the six months ended June 30, 2015.

As of June 30, 2016, there was $343,000 of total unrecognized compensation cost related to non-vested, share-based compensation arrangements granted under the 2013 Plan. That cost is expected to be recognized over a weighted average period of 3.1 years.

The total fair value of options vested was $76,000 and $83,000 for six months ended June 30, 2016 and 2015. The total intrinsic value of options at time of exercise was $14,000 and $0 for the six months ended June 30, 2016 and 2015, respectively.

Cash received from option exercises for the six months ended June 30, 2016 and 2015 were $23,000 and $0, respectively. There was no tax benefit realized for the tax deduction from options exercised during the six months ended June 30, 2016 and 2015.

A summary of the activity within the 2013 Plan follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term in Years	Intrinsic Value
Options outstanding at January 1, 2016	102,400	$6.32
Options granted	108,000	8.75
Options exercised	(6,000)	6.32
Options outstanding at June 30, 2016	204,400	$7.60	6.8	$288,000
Options exercisable at June 30, 2016	46,000	6.32	5.8	$124,000
Expected to vest after June 30, 2016	138,172	$7.98	7.1	$143,000

Compensation cost related to stock options recognized in operating results under the two stock option plans was $55,000 and $41,000 for the six months ended June 30, 2016 and 2015, respectively. The associated income tax benefit recognized was $6,000 for the six months ended June 30, 2016 and $4,000 for the six months ended June 30, 2015. Compensation cost related to stock options recognized in operating results under the two stock option plans was $30,000 and $12,000 for the three months ended June 30, 2016 and 2015, respectively. The associated income tax benefit recognized was $3,000 for the three months ended June 30, 2016 and $2,000 for the three months ended June 30, 2015.

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

When tax returns are filed, it is highly certain that some positions taken would be sustained upon examination by the taxing authorities, while others are subject to uncertainty about the merits of the position taken or the amount of the position that would be ultimately sustained. The benefit of a tax position is recognized in the financial statements in the period during which, based on all available evidence, management believes it is more likely than not that the position will be sustained upon examination, including the resolution of appeals or litigation processes, if any.  Tax positions taken are not offset or aggregated with other positions. Tax positions that meet the more-likely-than-not recognition threshold are measured as the largest amount of tax benefit that is more than 50 percent likely of being realized upon settlement with the applicable taxing authority. The portion of the benefits associated with tax positions taken that exceeds the amount measured as described above is reflected as a liability for unrecognized tax benefits in the accompanying balance sheet along with any associated interest and penalties that would be payable to the taxing authorities upon examination. Interest expense and penalties associated with unrecognized tax benefits, if any, are classified as income tax expense in the consolidated income statement. There have been no significant changes to unrecognized tax benefits or accrued interest and penalties for the six months ended June 30, 2016.

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

Fair Value of Financial Instruments

The carrying amounts and estimated fair values of financial instruments, at June 30, 2016 and December 31, 2015 are as follows, in thousands:

		Fair Value Measurements at June 30, 2016 Using:
Financial assets:	Carrying Value	Level 1	Level 2	Level 3	Total Fair Value
Cash and cash equivalents	$40,965	$40,965			$40,965
Investment securities	99,426		$99,426		99,426
Loans, net	426,679			$422,850	422,850
FHLB stock	2,438				N/A
Accrued interest receivable	1,800	2	381	1,417	1,800
Financial liabilities:
Deposits	534,634	483,532	51,084		534,616
Repurchase agreements	3,894		3,894		3,894
Note payable	2,625			2,625	2,625
Junior subordinated deferrable interest debentures	10,310			6,215	6,215
Accrued interest payable	58	7	40	11	58

		Fair Value Measurements at December 31, 2015 Using:
Financial assets:	Carrying Value	Level 1	Level 2	Level 3	Total Fair Value
Cash and cash equivalents	$68,195	$68,195			$68,195
Investment securities	96,704		$96,704		96,704
Loans, net	396,833			$395,338	395,338
FHLB stock	2,380				N/A
Accrued interest receivable	2,048	26	328	1,694	2,048
Financial liabilities:
Deposits	527,276	475,013	52,287		527,300
Repurchase agreements	7,671		7,671		7,671
Note payable	4,875			4,875	4,875
Junior subordinated deferrable interest debentures	10,310			6,662	6,662
Accrued interest payable	58	8	38	12	58

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

The following tables present information about the Company’s assets and liabilities measured at fair value on a recurring and non-recurring basis as of June 30, 2016 and December 31, 2015, and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value:

Assets and liabilities measured at fair value on a recurring basis at June 30, 2016 are summarized below, in thousands:

		Fair Value Measurements at June 30, 2016 Using
	Total Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
U.S. Government-sponsored agencies	$3,003	$-	$3,003	$-
U.S. Government-sponsored agencies collateralized by mortgage obligations- residential	71,148		71,148
Obligations of states and political subdivisions	25,275		25,275
	$99,426	$-	$99,426	$-

Assets and liabilities measured at fair value on a recurring basis at December 31, 2015 are summarized below, in thousands:

		Fair Value Measurements at December 31, 2015 Using
	Total Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
U.S. Government- sponsored agencies	$1,977	$-	$1,977	$-
U.S. Government-sponsored agencies collateralized by mortgage obligations- residential	72,370		72,370
Obligations of states and political subdivisions	22,357		22,357
	$96,704	$-	$96,704	$-

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

Assets and liabilities measured at fair value on a non-recurring basis at June 30, 2016 are summarized below, in thousands:

		Fair Value Measurements at June 30, 2016 Using
	Total Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Six Months Ended June 30, 2016 Total Gains (Losses)
Assets:
Impaired loans:
Real estate – commercial	$453	$-	$-	$453	$(81)
Real estate – construction and land development	22			22	-
Equity lines of credit	83			83	4
Total impaired loans	558	-	-	558	(77)
Other real estate:
Real estate – commercial	1,000			1,000	(9)
Real estate – construction and land development	1,817			1,817	-
Total other real estate	2,817	-	-	2,817	(9)
	$3,375	$-	$-	$3,375	$(86)

Assets and liabilities measured at fair value on a non-recurring basis at December 31, 2015 are summarized below, in thousands:

		Fair Value Measurements at December 31, 2015 Using
	Total Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Six Months Ended June 30, 2015 Total Gains (Losses)
Assets:
Impaired loans:
Real estate – commercial	$1,214	$-	$-	$1,214	$(27)
Real estate – construction and land development	30			30	(16)
Equity lines of credit	83			83	2
Total impaired loans	1,327	-	-	1,327	(41)
Other real estate:
Commercial	-	-	-	-	(39)
Real estate – commercial	156			156	(106)
Real estate – construction and land development	1,516			1,516	116
Equity lines of credit	84			84	(14)
Total other real estate	1,756	-	-	1,756	(43)
	$3,083	$-	$-	$3,083	$(84)

The Company has no liabilities which are reported at fair value.

The following methods were used to estimate fair value.

Collateral-Dependent Impaired Loans: The Bank does not record loans at fair value on a recurring basis. However, from time to time, fair value adjustments are recorded on these loans to reflect partial write-downs, through charge-offs or specific reserve allowances, that are based on fair value estimates of the underlying collateral. The fair value estimates for collateral-dependent impaired loans are generally based on recent real estate appraisals or broker opinions, obtained from independent third parties, which are frequently adjusted by management to reflect current conditions and estimated selling costs (Level 3).   Total losses of $77,000 and $41,000 represent impairment charges recognized during the six months ended June 30, 2016 and 2015, respectively, related to the above impaired loans.

Other Real Estate: Nonrecurring adjustments to certain real estate properties classified as other real estate owned are measured at the lower of carrying amount or fair value, less costs to sell. In cases where the carrying amount exceeds the fair value, less costs to sell, an impairment loss is recognized. Fair values are generally based on third party appraisals of the property which are commonly adjusted by management to reflect current conditions and selling costs (Level 3).

Appraisals for collateral-dependent impaired loans and other real estate owned are performed by certified general appraisers whose qualifications and licenses have been reviewed and verified by the Bank. Once received, a member of the loan department reviews the assumptions and approaches utilized in the appraisal as well as the overall resulting fair value in comparison to independent data sources such as recent market data or industry wide-statistics. The Bank also compares the actual selling price of collateral that has been sold to the most recent appraised value to determine what additional adjustments, if any, should be made to the appraisal values on any remaining other real estate owned to arrive at fair value. No significant adjustments to appraised values have been made as a result of this comparison process as of June 30, 2016.

The following table presents quantitative information about Level 3 fair value measurements for financial instruments measured at fair value on a non-recurring basis at June 30, 2016 and December 31, 2015 (dollars in thousands):

Description	Fair Value 6/30/2016	Fair Value 12/31/2015	Valuation Technique	Significant Unobservable Input	Range (Weighted Average) 6/30/2016				Range (Weighted Average) 12/31/2015
Collateral-Dependent Impaired Loans:
Real estate – commercial	$453	$1,214	Third Party Appraisals	Management Adjustments to Reflect Current Conditions and Selling Costs			12%	(12%)	9%	-	12%	(10%)
Real estate – construction and land development	$22	$30	Third Party Appraisals	Management Adjustments to Reflect Current Conditions and Selling Costs			10%	(10%)			8%	(8%)
Equity lines of credit	$83	$83	Third Party Appraisals	Management Adjustments to Reflect Current Conditions and Selling Costs			8%	(8%)			8%	(8%)
Other Real Estate:
Real estate – construction and land development	$1,817	$1,516	Third Party Appraisals	Management Adjustments to Reflect Current Conditions and Selling Costs	10%	-	36%	(23%)			10%	(10%)
Real estate – commercial	$1,000	$156	Third Party Appraisals	Management Adjustments to Reflect Current Conditions and Selling Costs			20%	(20%)			10%	(10%)
Equity lines of credit	$-	$84	Third Party Appraisals	Management Adjustments to Reflect Current Conditions and Selling Costs			N/A				10%	(10%)

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

In June 2016, the FASB issued ASU No. 2016-13, Measurement of Credit Losses on Financial Instruments. ASU No. 2016-13 significantly changes how entities will measure credit losses for most financial assets and certain other instruments that aren’t measured at fair value through net income. The standard will replace today’s “incurred loss” approach with an “expected loss” model. The new model, referred to as the current expected credit loss (“CECL”) model, will apply to: (1) financial assets subject to credit losses and measured at amortized cost, and (2) certain off-balance sheet credit exposures. This includes, but is not limited to, loans, leases, held-to-maturity securities, loan commitments, and financial guarantees. The CECL model does not apply to available-for-sale (“AFS”) debt securities. For AFS debt securities with unrealized losses, entities will measure credit losses in a manner similar to what they do today, except that the losses will be recognized as allowances rather than reductions in the amortized cost of the securities. The ASU also simplifies the accounting model for purchased credit-impaired debt securities and loans. ASU No. 2016-13 also expands the disclosure requirements regarding an entity’s assumptions, models, and methods for estimating the allowance for loan and lease losses. ASU No. 2016-13 is effective for interim and annual reporting periods beginning after December 15, 2019; early adoption is permitted for interim and annual reporting periods beginning after December 15, 2018. Entities will apply the standard’s provisions as a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is effective (i.e., modified retrospective approach). The Company is currently evaluating the provisions of ASU No. 2016-13 to determine the potential impact the new standard will have on its financial statements and disclosures.

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

INTRODUCTION

The following discussion and analysis sets forth certain statistical information relating to the Company as of June 30, 2016 and December 31, 2015 and for the six and three month periods ended June 30, 2016 and 2015. This discussion should be read in conjunction with the condensed consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q and the consolidated financial statements and notes thereto included in Plumas Bancorp’s Annual Report filed on Form 10-K for the year ended December 31, 2015.

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

OVERVIEW - SIX MONTHS ENDED JUNE 30, 2016

Net income increased by $840 thousand from $2.6 million during the six months ended June 30, 2015 to $3.4 million during the current six month period. Earnings benefited from increases of $1.3 million in net interest income and declines of $22 thousand in non-interest expense and $200 thousand in the provision for loan losses. Partially offsetting these items was a decline in non-interest income of $160 thousand and an increase in income tax expense of $496 thousand. Diluted earnings per share increased to $0.67 for the six months ended June 30, 2016 compared to $0.51 during the six months ended June 30, 2015.

Total assets at June 30, 2016 were $604 million, an increase of $4.8 million from December 31, 2015. Loan growth was exceptionally strong during the first six months of 2016 with net loans increasing by $29.8 million from $397 million at December 31, 2015 to $427 million at June 30, 2016. The largest reduction in assets was a decline in cash and cash equivalents totaling $27.2 million from $68.2 million at December 31, 2015 to $41.0 million at June 30, 2016.

Deposits totaled $534.6 million at June 30, 2016, an increase of $7.3 million from $527.3 million at December 31, 2015. Increases included $1.2 million in non-interest bearing demand deposits and $8.6 million in savings and money market accounts. Interest bearing transaction accounts (NOW) accounts declined by $1.3 million and time deposits declined by $1.2 million. Shareholders’ equity increased by $3.9 million from $42.5 million at December 31, 2015 to $46.4 million at June 30, 2016.

The annualized return on average assets was 1.15% for the six months ended June 30, 2016 up from 0.94% for the six months ended June 30, 2015. The annualized return on average equity increased from 13.5% during the first six months of 2015 to 15.3% during the current six month period.

The following is a detailed discussion of each component affecting change in net income and the composition of our balance sheet.

RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED JUNE 30, 2016

Net interest income before provision for loan losses. Net interest income, on a nontax-equivalent basis, for the six months ended June 30, 2016 was $11.6 million, an increase of $1.3 million from the $10.3 million earned during the same period in 2015. The increase in net interest income includes an increase of $1.1 million in interest income and a decline of $167 thousand in interest expense. Net interest margin, which benefited from a 12 basis points decline in average rate paid on interest bearing liabilities, increased 7 basis points to 4.23%, up from 4.16% for the same period in 2015.

Interest income increased by 10% to $12.1 million for the six months ended June 30, 2016, up from $11.0 million during the same period in 2015. Mostly related to an increase in loan balances, interest and fees on loans increased by $919 thousand to $11.0 million for the six months ended June 30, 2016; compared to $10.1 million during the first half of 2015. The Company’s average loan balances were $411 million for the six months ended June 30, 2016, up $32 million, or 8%, from $379 million for the same period in 2015.

The following table compares loan balances by type at June 30, 2016 and 2015.

(dollars in thousands)	Balance at End of Period	Percent of Loans in Each Category Total Loans	Balance at End of Period	Percent of Loans in Each Category Total Loans
	06/30/16	06/30/16	06/30/15	06/30/15
Commercial	$41,083	9.6%	$36,458	9.3%
Agricultural	47,069	10.9%	38,542	9.8%
Real estate – residential	23,972	5.6%	27,346	7.0%
Real estate – commercial	204,477	47.4%	174,258	44.4%
Real estate – construction	18,635	4.3%	26,594	6.8%
Equity Lines of Credit	41,088	9.5%	38,634	9.8%
Auto	51,386	11.9%	47,425	12.1%
Other	3,574	0.8%	3,315	0.8%
Total Gross Loans	$431,284	100%	$392,572	100%

The average rate earned on the Company’s loan balances increased by 2 basis points to 5.39% during the first six months of 2016 compared to 5.37% during the first six months of 2015. We attribute this increase in yield to an increase of 25 basis points in the prime rate on December 17, 2015. Loan pricing continues to be extremely competitive in our service area.

Interest on investment securities increased by $129 thousand as a result of an increase in yield of 9 basis points from 1.82% during the first half of 2015 to 1.91% during the six months ended June 30, 2016. The average balance in investment securities increased from $90.3 million during the first half of 2015 to $99.3 million during the six months ended June 30, 2016. During the current period yield benefited from an increase in municipal securities as a percentage of total securities and to a lesser extent a reduction in securities of U.S. Government-sponsored agencies. At June 30, 2016 municipal securities totaled $25.3 million or 25% of the investment portfolio compared to $15.9 million or 18% of the portfolio at June 30, 2015. U.S. Government-sponsored agencies were $3.0 million at June 30, 2016 and $6.1 million at June 30, 2015.

Interest expense on deposits increased by $13 thousand, or 5%, to $262 thousand for the six months ended June 30, 2016, up from $249 thousand during the 2015 period. This increase relates to an increase in the average balance of NOW, Money Market and Savings accounts partially offset by decreases in the average balance and rate paid on time deposits.

Interest on time deposits declined by $11 thousand. Average time deposits declined by $3.3 million from $54.8 million during the six months ended June 30, 2015 to $51.5 million during the current period. We attribute much of the reduction in time deposit to the unusually low interest rate environment as we have seen a movement out of time into more liquid deposit types. The average rate paid on time deposits decreased from 0.33% during the six months ended June 30, 2015 to 0.31% during the current period. This decrease primarily relates to the maturity of higher rate time deposits.

The largest increase in interest expense on deposits was a $14 thousand increase in interest on savings accounts related to growth in this deposit category. Average savings balances increased from $112.1 million during the six months ended June 30, 2015 to $128.1 million during the current six month period. Plumas Bank’s savings accounts provide an attractive interest rate, in the current rate environment, and we have seen continued growth in savings accounts for the last few years. The average rate paid on savings accounts was 16 basis points during both periods.

Interest expense on other interest-bearing liabilities decreased by $180 thousand from $427 thousand during the six months ended June 30, 2015 to $247 thousand during the current six month period. On April 15, 2013, to help fund the repurchase of preferred stock during 2013, the Company issued a $7.5 million subordinated debenture. On April 16, 2015 we paid off the subordinated debenture resulting in a reduction in interest expense related to this debt of $219 thousand.

Interest expense on the Company’s note payable increased by $21 thousand to $76 thousand during the six months ended June 30, 2016. This increase was mostly related to an increase in average borrowings on this note from $2.7 million during the 2015 period to $4.0 million during the six months ended June 30, 2016. The average rate paid on the note payable was 3.80% during 2016 and 4.10% during the six months ended June 30, 2015.

Interest expense on junior subordinated debentures, which increased by $19 thousand to $169 thousand, fluctuates with changes in the 3-month London Interbank Offered Rate (LIBOR) rate.

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

	For the Six Months Ended June 30, 2016			For the Six Months Ended June 30, 2015
	Average Balance (in thousands)	Interest (in thousands)	Yield/ Rate	Average Balance (in thousands)	Interest (in thousands)	Yield/ Rate

Interest-earning assets:
Loans (1) (2) (3)	$411,024	$11,009	5.39%	$379,143	$10,090	5.37%
Investment securities (1)	99,251	945	1.91%	90,346	816	1.82%
Interest-bearing deposits	39,440	123	0.63%	29,308	64	0.44%

Total interest-earning assets	549,715	12,077	4.42%	498,797	10,970	4.44%
Cash and due from banks	16,001			16,961
Other assets	32,162			33,170

Total assets	$597,878			$548,928

Interest-bearing liabilities:
NOW deposits	$90,801	42	0.09%	$85,132	37	0.09%
Money market deposits	52,175	37	0.14%	45,167	32	0.14%
Savings deposits	128,102	103	0.16%	112,081	89	0.16%
Time deposits	51,528	80	0.31%	54,839	91	0.33%

Total deposits	322,606	262	0.16%	297,219	249	0.17%

Note Payable	4,026	76	3.80%	2,703	55	4.10%
Subordinated debentures	-	-	-%	4,334	219	10.19%
Junior subordinated debentures	10,310	169	3.30%	10,310	150	2.93%
Other interest-bearing liabilities	5,295	2	0.08%	7,192	3	0.08%

Total interest-bearing liabilities	342,237	509	0.30%	321,758	676	0.42%

Non-interest bearing deposits	204,671			182,779
Other liabilities	6,195			5,999
Shareholders' equity	44,775			38,392

Total liabilities & equity	$597,878			$548,928

Cost of funding interest-earning assets (4)			0.19%			0.28%
Net interest income and margin (5)		$11,568	4.23%		$10,294	4.16%

(1)	Not computed on a tax-equivalent basis.
(2)	Average nonaccrual loan balances of $4.6 million for 2016 and $6.0 million for 2015 are included in average loan balances for computational purposes.
(3)	Net loan costs included in loan interest income for the six-month periods ended June 30, 2016 and 2015 were $329,000 and $353,000, respectively.
(4)	Total annualized interest expense divided by the average balance of total earning assets.
(5)	Annualized net interest income divided by the average balance of total earning assets.

The following table sets forth changes in interest income and interest expense for the six-month periods indicated and the amount of change attributable to variances in volume, rates and the combination of volume and rates based on the relative changes of volume and rates:

	2016 over 2015 change in net interest income for the six months ended June 30
	(in thousands)
	Volume (1)	Rate (2)	Mix (3)	Total

Interest-earning assets:
Loans	$851	$37	$31	$919
Investment securities	81	42	6	129
Interest bearing deposits	22	27	10	59

Total interest income	954	106	47	1,107

Interest-bearing liabilities:
NOW deposits	3	2	-	5
Money market deposits	5	-	-	5
Savings deposits	13	1	-	14
Time deposits	(5)	(6)	-	(11)
Note payable	27	(4)	(2)	21
Subordinated debentures	(219)	-	-	(219)
Junior subordinated debentures	-	19	-	19
Other	(1)	-	-	(1)

Total interest expense	(177)	12	(2)	(167)

Net interest income	$1,131	$94	$49	$1,274

(1)	The volume change in net interest income represents the change in average balance multiplied by the previous year’s rate.

(2)	The rate change in net interest income represents the change in rate multiplied by the previous year’s average balance.

(3)	The mix change in net interest income represents the change in average balance multiplied by the change in rate.

Provision for loan losses.   During the six months ended June 30, 2016 we recorded a provision for loan losses of $400 thousand down $200 thousand from the $600 thousand provision recorded during the first half of 2015. See “Analysis of Asset Quality and Allowance for Loan Losses” for further discussion of loan quality trends and the provision for loan losses.

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

Non-interest income. During the six months ended June 30, 2016 non-interest income totaled $3.7 million, a decrease of $160 thousand from the six months ended June 30, 2015. The largest components of this change were decreases of $82 thousand in gain on sale of SBA loans, $78 thousand in other income related to a decrease of $75 thousand in Federal Home Loan Bank of San Francisco (FHLB) dividends and $62 thousand in loss/gain on sale of securities.

During the current period, proceeds from SBA loan sales totaled $15.3 million resulting in a gain on sale of $892 thousand. This compares to proceeds of $14.0 million and a gain on sale of $974 thousand during the first half of 2015. The decline in FHLB dividends was related to a $88 thousand one-time special dividend from the FHLB paid in June, 2015. During the six months ended June 30, 2016 we sold fourteen investment securities recording a net loss of $32 thousand. During the same period in 2015 we recorded a gain on sale of $30 thousand from the sale of eight securities.

Loan servicing income, which increased by $41 thousand, represents servicing income received on the guaranteed portion of SBA loans sold into the secondary market. At June 30, 2016 we were servicing $92 million in guaranteed portions of loans an increase of $11 million from $81 million at June 30, 2015.

The following table describes the components of non-interest income for the six-month periods ended June 30, 2016 and 2015, dollars in thousands:

	For the Six Months
	Ended June 30
	2016	2015	Dollar Change	Percentage Change
Service charges on deposit accounts	$1,965	$1,945	$20	1.0%
Gain on sale of loans, net	892	974	(82)	(8.4)%
Loan servicing fees	303	262	41	15.6%
Earnings on life insurance policies	171	170	1	0.6%
(Loss) gain on sale of investments	(32)	30	(62)	(206.7)%
Other	408	486	(78)	(16.0)%
Total non-interest income	$3,707	$3,867	$(160)	(4.1)%

Non-interest expense. During the six months ended June 30, 2016 non-interest expense decreased by $22 thousand to $9.3 million. The largest components of this decease were declines of $92 thousand in OREO costs, $57 thousand in loan and collections expenses and $34 thousand in the provision from change in OREO valuation. The largest increases in non-interest expense were $71 thousand in outside service fees and $37 thousand in advertising expenses.

OREO costs which declined from $99 thousand during the six months ended June 30, 2015 to $7 thousand during the current six month period benefited from a reduction in OREO properties, a reimbursement of previously incurred costs and rental income on a new OREO property. The largest single decline in OREO costs was a decrease in OREO maintenance costs of $62 thousand from $70 thousand during the first half of 2015 to $8 during the six months ended June 30, 2016. The decrease in loan collection expense was mostly related to a $59 thousand increase, during the first quarter of 2015, in our reserve for losses on unfunded commitments which increased from $141 thousand to $200 thousand based on an analysis of this reserve. At June 30, 2016 the balance in the reserve was unchanged at $200 thousand.

OREO represents real property taken by the Bank either through foreclosure or through a deed in lieu thereof from the borrower. When other real estate is acquired, any excess of the Bank’s recorded investment in the loan balance and accrued interest income over the estimated fair market value of the property less costs to sell is charged against the allowance for loan losses. A valuation allowance for losses on other real estate is maintained to provide for temporary declines in value. The allowance is established through a provision for subsequent losses on other real estate which is included in other expenses. Subsequent gains or losses on sales or from impairment are recorded as incurred. The provision from change in OREO valuation declined from $43 thousand during the six months ended June 30, 2015 to $9 thousand during the current period. During the six months ended June 30, 2016 we recorded a $9 thousand provision related to a decline in value on one OREO property.

Outside service fees increased by $71 thousand from $985 thousand during the six months ended June 30, 2015 to $1.1 million during the current period. Outside service fees are mostly related to the outsourcing of item processing, statement processing, debit card processing, network administration, online banking, email processing and costs associated with the management of the Company’s investment portfolio. The largest component of the increase in outside service costs during the current six month period was a $26 thousand increase in debit card processing expense which was offset by a $84 thousand increase in interchange income. The increase in advertising costs was mostly related to our new Reno, Nevada branch.

The following table describes the components of non-interest expense for the six-month periods ended June 30, 2016 and 2015, dollars in thousands:

	For the Six Months
	Ended June 30
	2016	2015	Dollar Change	Percentage Change
Salaries and employee benefits	$5,166	$5,144	$22	0.4%
Occupancy and equipment	1,384	1,380	4	0.3%
Outside service fees	1,056	985	71	7.2%
Professional fees	341	355	(14)	(3.9)%
Telephone and data communication	209	182	27	14.8%
Advertising and shareholder relations	185	148	37	25.0%
Deposit insurance	174	188	(14)	(7.4)%
Director compensation and retirement	170	149	21	14.1%
Business development	162	165	(3)	(1.8)%
Armored car and courier	118	114	4	3.5%
Loan and collection expenses	73	130	(57)	(43.8)%
Stationery and supplies	62	54	8	14.8%
Insurance expense	45	50	(5)	(10.0)%
Postage	20	20	-	-%
Provision from change in OREO valuation	9	43	(34)	(79.1)%
OREO costs	7	99	(92)	(92.9)%
Gain on sale of OREO	4	(11)	15	136.4%
Other	128	140	(12)	(8.6)%
Total non-interest expense	$9,313	$9,335	$(22)	(0.2)%

Provision for income taxes. The Company recorded an income tax provision of $2.2 million, or 38.7% of pre-tax income for the six months ended June 30, 2016. This compares to an income tax provision of $1.7 million, or 39.2% of pre-tax income for the six months ended June 30, 2015. The percentages for 2016 and 2015 differ from the statutory rate as tax exempt income such as earnings on Bank owned life insurance and municipal investment income decrease the tax provision.

Deferred tax assets and liabilities are recognized for the tax consequences of temporary differences between the reported amount of assets and liabilities and their tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The determination of the amount of deferred income tax assets which are more likely than not to be realized is primarily dependent on projections of future earnings, which are subject to uncertainty and estimates that may change given economic conditions and other factors. The realization of deferred income tax assets is assessed and a valuation allowance is recorded if it is "more likely than not" that all or a portion of the deferred tax asset will not be realized. "More likely than not" is defined as greater than a 50% chance. All available evidence, both positive and negative is considered to determine whether, based on the weight of that evidence, a valuation allowance is needed. Based upon the analysis of available evidence, management has determined that it is "more likely than not" that all deferred income tax assets as of June 30, 2016 and December 31, 2015 will be fully realized and therefore no valuation allowance was recorded. On the consolidated balance sheet, net deferred tax assets are included in accrued interest receivable and other assets.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JUNE 30, 2016

Net Income. The Company recorded net income of $1.8 million for the three months ended June 30, 2016 up $482 thousand from net income of $1.4 million for the three months ended June 30, 2015. Increases of $513 thousand in net interest income and $233 thousand in non-interest income and a decline of $100 thousand in the loan loss provision were partially offset by increases of $51 thousand in non-interest expense and $313 thousand in the provision for income taxes.

The following is a detail discussion of each component of the change in net income.

Net interest income before provision for loan losses. Net interest income, on a nontax-equivalent basis, was $5.8 million for the three months ended June 30, 2016 an increase of $513 thousand, or 10%, from $5.3 million for the same period in 2015. The increase in net interest income includes an increase of $483 thousand in interest income and a decline of $30 thousand in interest expense. Net interest margin for the three months ended June 30, 2016 and June 30, 2015 was 4.26%.

Interest income increased by 9%, to $6.1 million for the three months ended June 30, 2016, up from $5.6 million during the same period in 2015. Related to an increase in average loan balances, interest and fees on loans increased $405 thousand to $5.5 million for the three months ended June 30, 2016 as compared to $5.1 million during the second quarter of 2015. The Company’s average loan balances were $420 million for the three months ended June 30, 2016, up $33 million, or 8%, from $387 million for the same period in 2015.

The average yield on loans was 5.32% during the second quarter of 2016 down from 5.34% for same quarter in 2015. We attribute much of the decrease in yield to price competition in our service area.

Interest on investment securities increased by $55 thousand as a result of an increase in yield of 7 basis points from 1.83% during the second quarter of 2015 to 1.90% during the three months ended June 30, 2016 and an increase in average balance from $91.4 million in 2015 to $100.2 million in 2016. The increase in yield includes an increase in municipal securities as a percentage of total securities and a reduction in securities of U.S. Government-sponsored agencies.

Interest expense on deposits increased by $5 thousand to $130 thousand for the three months ended June 30, 2016, up from $125 thousand during the 2015 quarter. This increase relates to an increase in average balance of NOW, Money Market and Savings accounts partially offset by decreases in the average balance and rate paid on time deposits.

Interest on time deposits declined by $5 thousand. Average time deposits declined by $2.6 million from $53.8 million during the three months ended June 30, 2015 to $51.2 million during the current quarter. We attribute much of the reduction in time deposits to the unusually low interest rate environment as we have seen a movement out of time into more liquid deposit types. The average rate paid on time deposits decreased from 0.33% during the three months ended June 30, 2015 to 0.31% during the current quarter. This decrease primarily relates to the maturity of higher rate deposits.

The largest increase in interest expense was an increase of $6 thousand in interest on savings accounts related to growth in this deposit category. Average savings balances increased from $115.3 million during the three months ended June 30, 2015 to $128.5 million during the current quarter. Plumas Bank’s savings accounts provide an attractive interest rate in the current rate environment and we have seen continued growth in savings accounts for the last few years. The average rate paid on savings accounts was 16 basis points during both periods.

Interest expense on other interest-bearing liabilities decreased by $35 thousand from $152 thousand during the three months ended June 30, 2015 to $117 thousand during the current quarter related to the redemption of the Company’s subordinated debenture on April 16, 2015 and a reduction in the average balance of the Company’s note payable. Interest expense related to the subordinated debenture decreased by $32 thousand. Interest expense on the Company’s note payable decreased by $13 thousand to $31 thousand during the three months ended June 30, 2016. This decrease is related to a decrease in average borrowings on this note from $4.4 million during the second quarter of 2015 to $3.2 million during the three months ended June 30, 2016. The average rate paid on the note payable was 3.92% during the three months ended June 30, 2016 and 4.02% during the second quarter of 2015.

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

	For the Three Months Ended June 30, 2016			For the Three Months Ended June 30, 2015
	Average Balance (in thousands)	Interest (in thousands)	Yield/ Rate	Average Balance (in thousands)	Interest (in thousands)	Yield/ Rate
Interest-earning assets:
Loans (1) (2) (3)	$419,647	$5,553	5.32%	$386,924	$5,148	5.34%
Investment securities (1)	100,243	473	1.90%	91,381	418	1.83%
Other	30,531	51	0.67%	21,941	28	0.51%

Total interest-earning assets	550,421	6,077	4.44%	500,246	5,594	4.49%
Cash and due from banks	16,249			17,510
Other assets	31,603			33,062

Total assets	$598,273			$550,818

Interest-bearing liabilities:
NOW deposits	$90,330	20	0.09%	$85,779	19	0.09%
Money market deposits	53,262	19	0.14%	45,315	16	0.14%
Savings deposits	128,456	52	0.16%	115,259	46	0.16%
Time deposits	51,186	39	0.31%	53,807	44	0.33%

Total deposits	323,234	130	0.16%	300,160	125	0.17%

Note payable	3,180	31	3.92%	4,385	44	4.02%
Subordinated debentures	-	-	-%	1,235	32	10.39%
Junior subordinated debentures	10,310	85	3.32%	10,310	75	2.92%
Other interest-bearing liabilities	4,257	1	0.09%	5,403	1	0.07%

Total interest-bearing liabilities	340,981	247	0.29%	321,493	277	0.35%

Non-interest bearing deposits	205,890			184,559
Other liabilities	6,029			5,758
Shareholders' equity	45,373			39,008

Total liabilities & equity	$598,273			$550,818

Cost of funding interest-earning assets (4)			0.18%			0.23%
Net interest income and margin (5)		$5,830	4.26%		$5,317	4.26%

(1)	Not computed on a tax-equivalent basis.
(2)	Average nonaccrual loan balances of $4.6 million for 2016 and $5.8 million for 2015 are included in average loan balances for computational purposes.
(3)	Net loan costs included in loan interest income for the three-month periods ended June 30, 2016 and 2015 were $196,000 and $203,000, respectively.
(4)	Total annualized interest expense divided by the average balance of total earning assets.
(5)	Annualized net interest income divided by the average balance of total earning assets.

The following table sets forth changes in interest income and interest expense for the three-month periods indicated and the amount of change attributable to variances in volume, rates and the combination of volume and rates based on the relative changes of volume and rates:

	2016 over 2015 change in net interest income for the three months ended June 30
	(in thousands)
	Volume (1)	Rate (2)	Mix (3)	Total

Interest-earning assets:
Loans	$434	$(14)	$(15)	$405
Investment securities	40	14	1	55
Interest bearing deposits	11	9	3	23

Total interest income	485	9	(11)	483

Interest-bearing liabilities:
NOW deposits	1	-	-	1
Money market deposits	3	-	-	3
Savings deposits	5	1	-	6
Time deposits	(2)	(3)	-	(5)
Note payable	(12)	(1)	-	(13)
Subordinated debentures	(32)	-	-	(32)
Junior subordinated debentures	-	10	-	10
Other	-	-	-	-

Total interest expense	(37)	7	-	(30)

Net interest income	$522	$2	$(11)	$513

(1)	The volume change in net interest income represents the change in average balance divided by the previous year’s rate.
(2)	The rate change in net interest income represents the change in rate divided by the previous year’s average balance.
(3)	The mix change in net interest income represents the change in average balance multiplied by the change in rate.

Provision for loan losses. During the three months ended June 30, 2016 we recorded a provision for loan losses of $200 thousand, down $100 thousand from the $300 thousand provision recorded during the second quarter of 2015. See “Analysis of Asset Quality and Allowance for Loan Losses” for a discussion of loan quality trends and the provision for loan losses.

Non-interest income. During the three months ended June 30, 2016 non-interest income increased by $233 thousand to $2.0 million, up from $1.8 million during the three months ended June 30, 2015. The largest component of this increase was an increase in gain on sale of SBA loans of $242 thousand from $317 thousand during the 2015 quarter to $559 thousand during the three months ended June 30, 2016. Other increases included an increase in service charge income of $28 thousand and an increase in loan servicing fees of $18 thousand. These items were partially offset by a $79 thousand decrease in dividends from the FHLB.

The following table describes the components of non-interest income for the three-month periods ended June 30, 2016 and 2015, dollars in thousands:

	For the Three Months Ended June 30
	2016	2015	Dollar Change	Percentage Change
Service charges on deposit accounts	$1,034	$1,006	$28	2.8%
Gain on sale of loans, net	559	317	242	76.3%
Loan serving fees	154	136	18	13.2%
Earnings on life insurance policies	85	85	-	-%
Other	223	278	(55)	(19.8)%
Total non-interest income	$2,055	$1,822	$233	12.8%

 Non-interest expense. During the three months ended June 30, 2016, non-interest expense totaled $4.7 million, an increase of $51 thousand from $4.6 million during the second quarter of 2015. The two largest increases were $132 thousand in salary and benefit expense and $59 thousand in outside service fees. Salary expense increased by $75 thousand which included annual merit increases and additional lending personnel including a new commercial/agricultural loan officer located in Klamath Falls, Oregon. Bonus expense increased by $73 thousand to $208 thousand during the second quarter related to the increase in Company profitability. Commission expense related to an increase in SBA loan sales, increased by $96 thousand. These items were partially offset by an increase in deferred loan origination costs of $170 thousand related to an increase in loan production. The increase in outside service fees included a $31 thousand increase in debit card processing expense which was offset by an increase in interchange income.

These increases in non-interest expense were offset by a $172 thousand decline in the provision from change in OREO valuation and a $60 thousand decline in OREO costs. The provision from change in OREO valuation decreased from $172 thousand during the second quarter of 2015 to $0 during the current quarter. The $172 thousand provision recorded during the second quarter of 2015 was related to declines in value in five properties the largest of which was $81 thousand on one land development property. OREO costs which declined from $46 thousand during the 2015 quarter to a credit of $14 thousand during the three months ended June 30, 2016 benefited from a reduction in OREO properties, a reimbursement of previously incurred costs and rental income on a new OREO property.

The following table describes the components of non-interest expense for the three-month periods ended June 30, 2016 and 2015, dollars in thousands:

	For the Three Months Ended June 30,
	2016	2015	Dollar Change	Percentage Change
Salaries and employee benefits	$2,558	$2,426	$132	5.4%
Occupancy and equipment	677	680	(3)	(0.4)%
Outside service fees	550	491	59	12.0%
Professional fees	192	180	12	6.7%
Telephone and data communication	110	93	17	18.3%
Advertising and shareholder relations	100	81	19	23.5%
Deposit insurance	88	93	(5)	(5.4)%
Business development	87	82	5	6.1%
Director compensation and retirement	85	73	12	16.4%
Armored car and courier	60	59	1	1.7%
Loan and collection expenses	54	28	26	92.9%
Stationery and supplies	29	26	3	11.5%
Insurance expense	22	21	1	4.8%
Postage	10	11	(1)	(9.1)%
Provision from change in OREO valuation	-	172	(172)	(100.0)%
Gain on sale of OREO	4	(8)	12	150.0%
OREO costs	(14)	46	(60)	(130.4)%
Other	68	75	(7)	(9.3)%
Total non-interest expense	$4,680	$4,629	$51	1.1%

Provision for income taxes. The Company recorded income tax expense of $1.2 million, or 38.9% of pre-tax income for the three months ended June 30, 2016. This compares to income tax expense of $855 thousand, or 38.7% of pre-tax income for the three months ended June 30, 2015. The percentages for 2016 and 2015 differ from the statutory rate as tax exempt income such as earnings on Bank owned life insurance and municipal loan and investment income decrease taxable income.

FINANCIAL CONDITION

Loan Portfolio. Net loans increased by $29.8 million or an annualized rate 15%, from $397 million at December 31, 2015 to $427 million at June 30, 2016. The largest areas of growth were $12.4 million in commercial real estate loans and $7.2 million in agricultural loans. The largest decrease in any loan category was a decline of $1.5 million in residential real estate loans. The Company continues to manage the mix of its loan portfolio consistent with its identity as a community bank serving the financing needs of all sectors of the area it serves. Although the Company offers a broad array of financing options, it continues to concentrate its focus on small to medium sized commercial businesses. These loans offer diversification as to industries and types of businesses, thus limiting material exposure in any industry concentrations. The Company offers both fixed and floating rate loans and obtains collateral in the form of real property, business assets and deposit accounts, but looks to business and personal cash flows as its primary source of repayment.

As shown in the following table the Company's largest lending categories are commercial real estate loans, auto loans, agricultural loans, equity lines of credit and commercial loans.

(dollars in thousands)	Balance at End of Period	Percent of Loans in Each Category to Total Loans	Balance at End of Period	Percent of Loans in Each Category to Total Loans
	6/30/16	6/30/16	12/31/15	12/31/15
Commercial	$41,083	9.6%	$37,084	9.2%
Agricultural	47,069	10.9%	39,856	9.9%
Real estate - residential	23,972	5.6%	25,474	6.4%
Real estate - commercial	204,477	47.4%	192,095	47.9%
Real estate - construction & land	18,635	4.3%	16,188	4.0%
Equity Lines of Credit	41,088	9.5%	38,327	9.6%
Auto	51,386	11.9%	48,365	12.1%
Other	3,574	0.8%	3,582	0.9%
Total Gross Loans	$431,284	100%	$400,971	100%

Construction and land development loans represented 4.3% and 4.0% of the loan portfolio as of June 30, 2016 and December 31, 2015, respectively. The construction and land development portfolio component has been identified by Management as a higher-risk loan category.  The quality of the construction and land development category is highly dependent on property values both in terms of the likelihood of repayment once the property is transacted by the current owner as well as the level of collateral the Company has securing the loan in the event of default.  Loans in this category are characterized by the speculative nature of commercial and residential development properties and can include property in various stages of development from raw land to finished lots. The decline in these loans as a percentage of the Company’s loan portfolio from over 21% at December 31, 2007 to less than 7% during the last two years reflects management’s efforts, which began in 2009, to reduce its exposure to construction and land development loans.

The Company’s real estate related loans, including real estate mortgage loans, real estate construction and land development loans, consumer equity lines of credit, and agricultural loans secured by real estate comprised 72% of the total loan portfolio at June 30, 2016. Moreover, the business activities of the Company currently are focused in the California counties of Plumas, Nevada, Placer, Lassen, Modoc, Shasta, and Sierra and in Washoe County in Northern Nevada. Consequently, the results of operations and financial condition of the Company are dependent upon the general trends in these economies and, in particular, the residential and commercial real estate markets. In addition, the concentration of the Company's operations in these areas of Northeastern California and Northwestern Nevada exposes it to greater risk than other banking companies with a wider geographic base in the event of catastrophes, such as earthquakes, fires and floods in these regions.

The rates of interest charged on variable rate loans are set at specific increments in relation to the Company's lending rate or other indexes such as the published prime interest rate or U.S. Treasury rates and vary with changes in these indexes. The frequency in which variable rate loans reprice can vary from one day to several years. At June 30, 2016 and December 31, 2015, approximately 73% and 72%, respectively of the Company's loan portfolio was comprised of variable rate loans. At June 30, 2016 and December 31, 2015, 43% and 39%, respectively of the variable loans were at their respective floor rate. While real estate mortgage, commercial and consumer lending remain the foundation of the Company's historical loan mix, some changes in the mix have occurred due to the changing economic environment and the resulting change in demand for certain loan types. The most significant change has been an increase in indirect auto lending with automobile loans increasing from 2.5% of gross loans at December 31, 2011 to 11.9% of gross loans at June 30, 2016. The automobile portfolio provides diversification to the loan portfolio in terms of rate, term and balance as these loans tend to have a much shorter term and balance than commercial real-estate loans and are fixed rate. In addition, the Company remains committed to the agricultural industry in Northeastern California and will continue to pursue high quality agricultural loans. Agricultural loans include both commercial and commercial real estate loans. The Company’s agricultural loan balances totaled $47 million at June 30, 2016 and $40 million at December 31, 2015. In 2016 we hired in a new agricultural/commercial loan officer located in Klamath Falls, Oregon. The increase in agricultural loans during 2016 is mostly attributable to his efforts.

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

	For the Six Months Ended June 30,		For the Year Ended December 31
	2016	2015	2015	2014	2013
	(dollars in thousands)
Balance at beginning of period	$6,078	$5,451	$5,451	$5,517	$5,686
Charge-offs:
Commercial and agricultural	73	57	91	191	401
Real estate mortgage	252	53	132	1,015	419
Real estate construction & land	-	55	55	106	735
Consumer (includes Equity Lines of Credit & Auto)	205	285	549	601	360
Total charge-offs	530	450	827	1,913	1,915
Recoveries:
Commercial and agricultural	17	90	173	89	140
Real estate mortgage	38	4	8	19	109
Real estate construction & land	329	-	-	491	-
Consumer (includes Equity Lines of Credit & Auto)	98	85	173	148	97
Total recoveries	482	179	354	747	346
Net charge-offs	(48)	(271)	(473)	(1,166)	(1,569)
Provision for loan losses	400	600	1,100	1,100	1,400
Balance at end of period	$6,430	$5,780	$6,078	$5,451	$5,517
Net charge-offs during the period to average loans (annualized for the six month periods)	0.02%	0.14%	0.12%	0.33%	0.49%
Allowance for loan losses to total loans	1.49%	1.47%	1.52%	1.47%	1.63%

During the six months ended June 30, 2016 we recorded a provision for loan losses of $400 thousand down $200 thousand from the $600 thousand provision recorded during the six months ended June 30, 2015. Net charge-offs totaled $48 thousand a decrease of $223 thousand from $271 thousand during the six months ended June 30, 2015.

The following table provides a breakdown of the allowance for loan losses at June 30, 2016 and December 31, 2015:

(dollars in thousands)	Balance at End of Period	Percent of Loans in Each Category to Total Loans	Balance at End of Period	Percent of Loans in Each Category to Total Loans
	2016	2016	2015	2015
Commercial and agricultural	$1,251	20.5%	$933	19.1%
Real estate mortgage	2,787	53.0%	2,866	54.3%
Real estate construction & land	883	4.3%	874	4.0%
Consumer (includes Equity Lines of Credit & Auto)	1,509	22.2%	1,405	22.6%
Total	$6,430	100.0%	$6,078	100.0%

The allowance for loan losses totaled $6.4 million at June 30, 2016 and $6.1 million at December 31, 2015. Specific reserves related to impaired loans decreased by $209 thousand from $751 thousand at December 31, 2015 to $542 thousand at June 30, 2016. This decline primarily results from one loan which was transferred to OREO during June 2016.    At least quarterly the Company evaluates each specific reserve and if it determines that the loss represented by the specific reserve is uncollectable it records a charge-off for the uncollectable portion. General reserves were $5.9 million at June 30, 2016 and $5.3 million at December 31, 2015. The allowance for loan losses as a percentage of total loans decreased slightly from 1.52% at December 31, 2015 to 1.49% at June 30, 2016; however, the percentage of general reserves to unimpaired loans increased to 1.38% at June 30, 2016 from 1.35% at December 31, 2015.

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

Loans restructured (TDRs) and not included in nonperforming loans in the following table totaled $2.8 million at June 30, 2016 and $2.0 million, $2.0 million, $4.5 million and $5.4 million at December 31, 2015, 2014, 2013 and 2012, respectively.

The following table sets forth the amount of the Company's nonperforming assets as of the dates indicated.

	At June 30,	At December 31,
	2016	2015	2014	2013	2012
	(dollars in thousands)

Nonaccrual loans	$2,968	$4,546	$6,625	$5,519	$13,683
Loans past due 90 days or more and still accruing	-	-	-	17	15
Total nonperforming loans	2,968	4,546	6,625	5,536	13,698
Other real estate owned	2,817	1,756	3,590	6,399	5,295
Other vehicles owned	11	30	13	60	41
Total nonperforming assets	$5,796	$6,332	$10,228	$11,995	$19,034
Interest income forgone on nonaccrual loans	$106	$303	$345	$280	$646
Interest income recorded on a cash basis on nonaccrual loans	$-	$-	$31	$22	$192
Nonperforming loans to total loans	0.69%	1.13%	1.79%	1.64%	4.35%
Nonperforming assets to total assets	0.96%	1.06%	1.90%	2.33%	3.98%

Nonperforming loans at June 30, 2016 were $3.0 million, a decrease of $1.5 million from the $4.5 million balance at December 31, 2015. The two largest decreases from the December 31, 2015 balance were the return to accrual status of one loan with a balance of $618 thousand at December 31, 2015 and the transfer of one loan to OREO which had a balance of $1.1 million at December 31, 2015. Specific reserves on nonaccrual loans totaled $475 thousand at June 30, 2016 and $683 thousand at December 31, 2015, respectively. Performing loans past due thirty to eighty-nine days were $1.7 million at June 30, 2016 and $1.5 million at December 31, 2015.

A substandard loan is not adequately protected by the current sound worth and paying capacity of the borrower or the value of the collateral pledged, if any. Total substandard loans decreased by $2.2 million from $6.0 million at December 31, 2015 to $3.8 million at June 30, 2016. Loans classified as watch increased by $224 thousand from $4.1 million at December 31, 2015 to $4.3 million at June 30, 2016. At June 30, 2016, $0.9 million of performing loans were classified as substandard. Further deterioration in the credit quality of individual performing substandard loans or other adverse circumstances could result in the need to place these loans on nonperforming status.

At June 30, 2016 and December 31, 2015, the Company's recorded investment in impaired loans totaled $5.7 million and $6.5 million, respectively. The specific allowance for loan losses related to impaired loans totaled $542 thousand and $751 thousand at June 30, 2016 and December 31, 2015, respectively. Additionally, $0.7 million has been charged off against the impaired loans at June 30, 2016 and December 31, 2015.

It is the policy of management to make additions to the allowance for loan losses so that it remains appropriate to absorb the inherent risk of loss in the portfolio. Management believes that the allowance at June 30, 2016 is appropriate. However, the determination of the amount of the allowance is judgmental and subject to economic conditions which cannot be predicted with certainty. Accordingly, the Company cannot predict whether charge-offs of loans in excess of the allowance may occur in future periods.

OREO represents real property acquired by the Bank either through foreclosure or through a deed in lieu thereof from the borrower. Repossessed assets include vehicles and other commercial assets acquired under agreements with delinquent borrowers. OREO holdings represented eight properties totaling $2.8 million at June 30, 2016 and seven properties totaling $1.8 million at December 31, 2015. Nonperforming assets as a percentage of total assets were 0.96% at June 30, 2016 and 1.06% at December 31, 2015.

The following table provides a summary of the change in the number and balance of OREO properties for the six months ended June 30, 2016 and 2015, dollars in thousands:

	Six Months Ended June 30,
	#	2016	#	2015
Beginning Balance	7	$1,756	15	$3,590
Additions	3	1,166	3	246
Dispositions	(2)	(96)	(4)	(823)
Provision from change in OREO valuation		(9)		(43)
Ending Balance	8	$2,817	14	$2,970

 Investment Portfolio and Federal Funds Sold. Total investment securities were $99.4 million at June 30, 2016 and $96.7 million as of December 31, 2015. During the six months ended June 30, 2016 the Company sold fourteen available-for-sale investment securities for total proceeds of $14.6 million recording a $32 thousand net loss on sale. During the six months ended June 30, 2015 we sold eight available-for-sale investment securities having a value of $6.7 million and recorded a net gain of $30 thousand. The investment portfolio at June 30, 2016 consisted of $74.2 million in securities of U.S. Government-sponsored agencies and 92 municipal securities totaling $25.2 million. Included in the $96.7 million at December 31, 2015 were $74.3 million in securities of U.S. Government-sponsored agencies and 83 municipal securities totaling $22.4 million.

There were no Federal funds sold at June 30, 2016 and December 31, 2015; however, the Bank maintained interest earning balances at the Federal Reserve Bank of San Francisco totaling $15.6 million at June 30, 2016 and $47.6 million at December 31, 2015. The interest rate earned on the balances at June 30, 2016 and December 31, 2015 was 0.5%.

The Company classifies its investment securities as available-for-sale or held-to-maturity. Currently all securities are classified as available-for-sale. Securities classified as available-for-sale may be sold to implement the Company's asset/liability management strategies and in response to changes in interest rates, prepayment rates and similar factors.

Deposits. Deposits totaled $534.6 million at June 30, 2016, an increase of $7.3 million from $527.3 million at December 31, 2015. Increases included $1.2 million in non-interest bearing demand deposits and $8.6 million in savings and money market accounts. NOW accounts declined by $1.3 million and time deposits declined by $1.2 million. The Company continues to manage the mix of its deposits consistent with its identity as a community bank serving the financial needs of its customers.

The following table shows the distribution of deposits by type at June 30, 2016 and December 31, 2015.

(dollars in thousands)	Balance at End of Period	Percent of Deposits in Each Category to Total Deposits	Balance at End of Period	Percent of Deposits in Each Category to Total Deposits
	6/30/16	6/30/16	12/31/15	12/31/15
Non-interest bearing	$210,262	39.3%	$209,044	39.6%
NOW	89,940	16.8%	91,225	17.3%
Money Market	54,480	10.2%	48,848	9.3%
Savings	128,851	24.1%	125,896	23.9%
Time	51,101	9.6%	52,263	9.9%
Total Deposits	$534,634	100%	$527,276	100%

Deposits represent the Bank's primary source of funds. Deposits are primarily core deposits in that they are demand, savings and time deposits generated from local businesses and individuals. These sources are considered to be relatively stable, long-term relationships thereby enhancing steady growth of the deposit base without major fluctuations in overall deposit balances. The Company experiences, to a small degree, some seasonality with the slower growth period between November through April, and the higher growth period from May through October. In order to assist in meeting any funding demands, the Company maintains a secured borrowing arrangement with the FHLB. There were no brokered deposits at June 30, 2016 or December 31, 2015.

Short-term Borrowing Arrangements. The Company is a member of the FHLB and can borrow up to $161 million from the FHLB secured by commercial and residential mortgage loans with carrying values totaling $246 million. The Company is required to hold FHLB stock as a condition of membership. At June 30, 2016 and December 31, 2015, the Company held $2,438,000 and $2,380,000, respectively of FHLB stock which is recorded as a component of other assets. Based on the Company’s stock holdings at June 30, 2016, the Company can borrow up to $90.3 million. To borrow the $161 million in available credit the Company would need to purchase $1.9 million in additional FHLB stock. In addition to its FHLB borrowing line, the Company has unsecured short-term borrowing agreements with three of its correspondent banks in the amounts of $20 million, $11 million and $10 million. There were no outstanding borrowings to the FHLB or the correspondent banks under these agreements at June 30, 2016 and December 31, 2015.

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

Under the Term Loan and the Note, the Bank is subject to several negative and affirmative covenants similar to the covenants under the original Note but in several cases less restrictive. The Bank was in compliance with all such covenants related to the Note and the Term Loan at June 30, 2016 and December 31, 2015. Interest expense related to the Note and the Term Loan for the six months ended June 30, 2016 and 2015 totaled $76 thousand and $55 thousand, respectively. The ending balance of the Note at December 31, 2014 was $1,000,000. There was no balance outstanding on the Note at December 31, 2015 or June 30, 2016. On April 21, 2016 Plumas Bancorp made a $2 million payment on the term loan. The payment was funded through a $3 million dividend from Plumas Bank. The balance of the Term Loan was $2,625,000 and $4,875,000 at June 30, 2016 and December 31, 2015, respectively.

Repurchase Agreements. In 2011 the Bank introduced a new product for its larger business customers which use repurchase agreements as an alternative to interest-bearing deposits. The balance in this product at June 30, 2016 was $3.9 million, a decrease of $3.8 million from the December 31, 2015 balance of $7.7 million. Interest paid on this product is similar to that which is paid on the Bank’s premium money market account; however, these are not deposits and are not FDIC insured.

Subordinated Debentures. On April 15, 2013 the Company issued a $7.5 million subordinated debenture (“subordinated debt”). The subordinated debt was issued to an unrelated third-party pursuant to a subordinated debenture purchase agreement, subordinated debenture note, and stock purchase warrant. On April 16, 2015 the Company paid off the subordinated debt. Interest expense related to the subordinated debt for the six months ended June 30, 2015 was $219,000.

The subordinated debt had an interest rate of 7.5% per annum and a term of 8 years with no prepayment allowed during the first two years and was made in conjunction with an eight-year warrant to purchase up to 300,000 shares of the Bancorp’s common stock, no par value at an exercise price, subject to anti-dilution adjustments, of $5.25 per share. These items were partially offset by the repurchase of a portion of a warrant. In May of 2016 the Company repurchased a portion of the warrant, representing the right to purchase 150,000 shares of the registrant’s common stock at a cost of $0.9 million. The remaining warrant represents the right to purchase 150,000 shares of Plumas Bancorp common stock at an exercise price of $5.25 per share.

Junior Subordinated Deferrable Interest Debentures. Plumas Statutory Trust I and II are business trust subsidiaries formed by the Company with capital of $315,000 and $164,000, respectively, for the sole purpose of issuing trust preferred securities fully and unconditionally guaranteed by the Company.

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

Trust I’s Subordinated Debentures mature on September 26, 2032, bear a current interest rate of 4.04% (based on 3-month LIBOR plus 3.40%), with repricing and payments due quarterly. Trust II’s Subordinated Debentures mature on September 28, 2035, bear a current interest rate of 2.13% (based on 3-month LIBOR plus 1.48%), with repricing and payments due quarterly. The interest rate of the Trust Preferred Securities issued by Trust I adjust on each quarterly anniversary date to equal the 3-month LIBOR plus 3.40%. The Trust Preferred Securities issued by Trust II adjust on each quarterly anniversary date to equal the 3-month LIBOR plus 1.48%. Both Trusts I and II have the option to defer payment of the distributions for a period of up to five years, as long as the Company is not in default on the payment of interest on the Subordinated Debentures.

Interest expense recognized by the Company for the six months ended June 30, 2016 and 2015 related to the subordinated debentures was $169,000 and $150,000, respectively.

Capital Resources

Shareholders’ equity increased by $3.9 million from $42.5 million at December 31, 2015 to $46.4 million at June 30, 2016. The $3.9 million increase was related to earnings during the six month period of $3.4 million, an increase in net unrealized gains on investment securities of $1.2 million and an increase of $0.2 million representing stock option activity. The items were partially offset by the repurchase of a portion of the warrant as descripted above.

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

The following table sets forth the Bank's actual capital amounts and ratios (dollar amounts in thousands):

			Amount of Capital Required
	Actual		For Capital Adequacy Purposes		To be Well-Capitalized Under Prompt Corrective Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
June 30, 2016
Common Equity Tier 1 Ratio	$56,709	12.0%	$21,209	4.5%	$30,635	6.5%
Tier 1 Leverage Ratio	56,709	9.5%	23,859	4.0%	29,823	5.0%
Tier 1 Risk-Based Capital Ratio	56,709	12.0%	28,278	6.0%	37,704	8.0%
Total Risk-Based Capital Ratio	62,609	13.3%	37,704	8.0%	47,130	10.0%

December 31, 2015
Common Equity Tier 1 Ratio	$56,300	12.7%	$19,908	4.5%	$28,756	6.5%
Tier 1 Leverage Ratio	56,300	9.4%	23,999	4.0%	29,999	5.0%
Tier 1 Risk-Based Capital Ratio	56,300	12.7%	26,544	6.0%	35,392	8.0%
Total Risk-Based Capital Ratio	61,839	14.0%	35,392	8.0%	44,240	10.0%

Management believes that Plumas Bank currently meets all its capital adequacy requirements.

The current and projected capital positions of the Bank and the impact of capital plans and long-term strategies are reviewed regularly by management. The Company policy is to maintain the Bank’s ratios above the prescribed well-capitalized ratios at all times.

Off-Balance Sheet Arrangements

Loan Commitments. In the normal course of business, there are various commitments outstanding to extend credits that are not reflected in the financial statements. Commitments to extend credit and letters of credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Annual review of commercial credit lines, letters of credit and ongoing monitoring of outstanding balances reduces the risk of loss associated with these commitments. As of June 30, 2016, the Company had $87.9 million in unfunded loan commitments and $625 thousand in letters of credit. This compares to $83.0 million in unfunded loan commitments and $265 thousand in letters of credit at December 31, 2015. Of the $87.9 million in unfunded loan commitments, $50.2 million and $37.7 million represented commitments to commercial and consumer customers, respectively. Of the total unfunded commitments at June 30, 2016, $48.2 million were secured by real estate, of which $20.7 million was secured by commercial real estate and $27.5 million was secured by residential real estate in the form of equity lines of credit. The commercial loan commitments not secured by real estate primarily represent business lines of credit, while the consumer loan commitments not secured by real estate primarily represent revolving credit card lines and overdraft protection lines. Since some of the commitments are expected to expire without being drawn upon the total commitment amounts do not necessarily represent future cash requirements.

Operating Leases. The Company leases two depository branches and four lending offices and two non-branch automated teller machine locations. Total rental expenses under all operating leases were $152,000 and $109,000 during the six months ended June 30, 2016 and 2015, respectively. The increase in rental expense in 2016 mostly relates to the rental of our Redding, California Branch. The expiration dates of the leases vary, with the first such lease expiring during 2016 and the last such lease expiring during 2020.

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

The Company is a member of the FHLB and can borrow up to $161 million from the FHLB secured by commercial and residential mortgage loans with carrying values totaling $246 million. See “Short-term Borrowing Arrangements” for additional information on our FHLB borrowing capacity. In addition to its FHLB borrowing line, the Company has unsecured short-term borrowing agreements with three of its correspondent banks in the amounts of $20 million, $11 million and $10 million. There were no outstanding borrowings under the FHLB or the correspondent bank borrowing lines at June 30, 2016 or December 31, 2015.

Customer deposits are the Company’s primary source of funds. Total deposits were $534.6 million at June 30, 2016, an increase of $7.3 million from $527.3 million at December 31, 2015. Deposits are held in various forms with varying maturities. The Company’s securities portfolio, Federal funds sold, FHLB advances, and cash and due from banks serve as the primary sources of liquidity, providing adequate funding for loans during periods of high loan demand. During periods of decreased lending, funds obtained from the maturing or sale of investments, loan payments, and new deposits are invested in short-term earning assets, such as cash held at the FRB, Federal funds sold and investment securities, to serve as a source of funding for future loan growth. Management believes that the Company’s available sources of funds, including borrowings, will provide adequate liquidity for its operations in the foreseeable future.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a smaller reporting company we are not required to provide the information required by this item.

ITEM 4. CONTROLS AND PROCEDURES

The Company's Chief Executive Officer and Chief Financial Officer, based on their evaluation of the Company's disclosure controls and procedures as of the end of the Company’s fiscal quarter ended June 30, 2016 (as defined in Exchange Act Rule 13a—15(e), have concluded that the Company's disclosure controls and procedures are adequate and effective for purposes of Rule 13a—15(e) in timely alerting them to material information relating to the Company required to be included in the Company's filings with the SEC under the Securities Exchange Act of 1934.

There were no changes in internal control over financial reporting during the fiscal quarter ended June 30, 2016 that have materially affected, or are reasonably likely to materially affect, the registrant's internal control over financial reporting.

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

Item 1A RISK FACTORS

There have been no material changes to the principal risks that we believe are material to our business, results of operations and financial condition, from the risk factors previously disclosed in the 2015 Annual Report on Form 10-K. For a discussion on these risk factors, please see "Item 1A. Risk Factors" contained in the 2015 Annual Report on Form 10-K.

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

11	Computation of per share earnings appears in the attached 10-Q under Plumas Bancorp and Subsidiary Notes to Condensed Consolidated Financial Statements as Footnote 6 – Earnings Per Share.

31.1*	Rule 13a-14(a) [Section 302] Certification of Principal Financial Officer dated August 3, 2016.

31.2*	Rule 13a-14(a) [Section 302] Certification of Principal Executive Officer dated August 3, 2016.

32.1*	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 dated August 3, 2016.

32.2*	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 dated August 3, 2016.

101.INS*	XBRL Instance Document.

101.SCH*	XBRL Taxonomy Schema.

101.CAL*	XBRL Taxonomy Calculation Linkbase.

101.DEF*	XBRL Taxonomy Definition Linkbase.

101.LAB*	XBRL Taxonomy Label Linkbase.

101.PRE*	XBRL Taxonomy Presentation Linkbase.
*	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PLUMAS BANCORP (Registrant)
Date: August 3, 2016
/s/ Richard L. Belstock
Richard L. Belstock Chief Financial Officer

/s/ Andrew J. Ryback
Andrew J. Ryback Director, President and Chief Executive Officer