Form 10-Q
period 2016-09-30
PLUMAS BANCORP
filed 2016-11-02
CIK 1168455

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2016

☐	TRANSITION REPORT UNDER SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM __________ TO ___________

COMMISSION FILE NUMBER: 000-49883

PLUMAS BANCORP

(Exact Name of Registrant as Specified in Its Charter)

California	75-2987096
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

35 S. Lindan Avenue, Quincy, California	95971
(Address of Principal Executive Offices)	(Zip Code)

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
Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of November 1, 2016. 4,888,475 shares.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

PLUMAS BANCORP

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands, except share data)

	September 30, 2016	December 31, 2015

Assets
Cash and cash equivalents	$77,048	$68,195
Investment securities available for sale	100,618	96,704
Loans, less allowance for loan losses of $6,477 at September 30, 2016 and $6,078 at December 31, 2015	442,399	396,833
Real estate acquired through foreclosure	2,517	1,756
Premises and equipment, net	11,921	12,234
Bank owned life insurance	12,443	12,187
Accrued interest receivable and other assets	10,173	11,377
Total assets	$657,119	$599,286

Liabilities and Shareholders’ Equity

Deposits:
Non-interest bearing	$238,312	$209,044
Interest bearing	343,109	318,232
Total deposits	581,421	527,276
Repurchase agreements	8,166	7,671
Note payable	2,500	4,875
Accrued interest payable and other liabilities	6,416	6,658
Junior subordinated deferrable interest debentures	10,310	10,310
Total liabilities	608,813	556,790
Commitments and contingencies (Note 5)

Shareholders’ equity:
Common stock, no par value; 22,500,000 shares authorized; issued and outstanding – 4,874,475 shares at September 30, 2016 and 4,835,432 at December 31, 2015	5,818	6,475
Retained earnings	41,429	36,063
Accumulated other comprehensive income (loss), net	1,059	(42)
Total shareholders’ equity	48,306	42,496
Total liabilities and shareholders’ equity	$657,119	$599,286

See notes to unaudited condensed consolidated financial statements.

PLUMAS BANCORP

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(In thousands, except per share data)

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2016	2015	2016	2015
Interest Income:
Interest and fees on loans	$5,850	$5,325	$16,859	$15,415
Interest on investment securities	462	418	1,407	1,235
Other	68	50	191	114
Total interest income	6,380	5,793	18,457	16,764
Interest Expense:
Interest on deposits	135	134	397	383
Interest on note payable	31	51	108	106
Interest on subordinated debenture	-	-	-	219
Interest on junior subordinated deferrable interest debentures	87	77	255	227
Other	1	1	3	4
Total interest expense	254	263	763	939
Net interest income before provision for loan losses	6,126	5,530	17,694	15,825
Provision for Loan Losses	200	300	600	900
Net interest income after provision for loan losses	5,926	5,230	17,094	14,925
Non-Interest Income:
Service charges	1,027	1,013	2,992	2,958
Gain on sale of loans	505	617	1,397	1,591
(Loss) gain on sale of investments	-	(9)	(32)	21
Other	461	425	1,344	1,343
Total non-interest income	1,993	2,046	5,701	5,913
Non-Interest Expenses:
Salaries and employee benefits	2,547	2,584	7,713	7,728
Occupancy and equipment	779	702	2,163	2,082
Other	1,383	1,372	4,147	4,184
Total non-interest expenses	4,709	4,658	14,023	13,994
Income before provision for income taxes	3,210	2,618	8,772	6,844
Provision for Income Taxes	1,253	1,018	3,405	2,674
Net income	$1,957	$1,600	$5,367	$4,170

Basic earnings per share	$0.40	$0.33	$1.11	$0.87
Diluted earnings per share	$0.39	$0.32	$1.06	$0.82

See notes to unaudited condensed consolidated financial statements.

PLUMAS BANCORP

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

(In thousands)

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2016	2015	2016	2015

Net income	$1,957	$1,600	$5,367	$4,170
Other comprehensive income (loss) :
Change in net unrealized gain	(229)	934	1,843	755
Less: reclassification adjustments for net losses (gains) included in net income	-	9	32	(21)
Net unrealized holding gains (losses)	(229)	943	1,875	734
Related tax effect:
Change in net unrealized gain	95	(386)	(761)	(312)
Reclassification of net (losses) gains included in net income	-	(3)	(13)	9
Income tax effect	95	(389)	(774)	(303)
Other comprehensive (loss) income	(134)	554	1,101	431
Total comprehensive income	$1,823	$2,154	$6,468	$4,601

See notes to unaudited condensed consolidated financial statements.

PLUMAS BANCORP

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	For the Nine Months
	Ended September 30,
	2016	2015
Cash Flows from Operating Activities:
Net income	$5,367	$4,170
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	600	900
Change in deferred loan origination costs/fees, net	(326)	(317)
Depreciation and amortization	808	895
Stock-based compensation expense	86	56
Loss (gain) on sale of investments	32	(21)
Amortization of investment security premiums	487	373
Gain on sale of OREO and other vehicles	(21)	(141)
Gain on sale of loans held for sale	(1,397)	(1,591)
Loans originated for sale	(22,173)	(20,816)
Proceeds from loan sales	23,722	23,735
Provision from change in OREO valuation	9	79
Earnings on bank-owned life insurance	(256)	(256)
Decrease (increase) in accrued interest receivable and other assets	764	(675)
(Decrease) increase in accrued interest payable and other liabilities	(243)	145
Net cash provided by operating activities	7,459	6,536

Cash Flows from Investing Activities:
Proceeds from principal repayments from available-for-sale government-sponsored mortgage-backed securities	9,842	8,996
Proceeds from matured and called available-for-sale investment securities	2,000	2,500
Purchases of available-for-sale securities	(28,986)	(22,441)
Proceeds from sale of available-for-sale securities	14,589	12,260
Net increase in loans	(47,764)	(22,951)
Proceeds from sale of OREO	392	1,648
Proceeds from sale of other vehicles	249	303
Purchase of premises and equipment	(461)	(1,611)
Net cash used in investing activities	(50,139)	(21,296)

Continued on next page.

PLUMAS BANCORP

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

(Continued)

	For the Nine Months
	Ended September 30,
	2016	2015
Cash Flows from Financing Activities:
Net increase in demand, interest bearing and savings deposits	$56,818	$72,058
Net decrease in time deposits	(2,673)	(1,195)
Redemption of subordinated debenture	-	(7,500)
Borrowing on note payable	-	4,000
Principal payment on note payable	(2,375)	-
Net increase (decrease) in securities sold under agreements to repurchase	495	(4,271)
Repurchase of common stock warrant	(862)	-
Proceeds from exercise of stock options	130	58
Net cash provided by financing activities	51,533	63,150
Increase in cash and cash equivalents	8,853	48,390
Cash and Cash Equivalents at Beginning of Year	68,195	45,574
Cash and Cash Equivalents at End of Period	$77,048	$93,964

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:
Interest expense	$764	$871
Income taxes	$3,638	$3,295

Non-Cash Investing Activities:
Real estate and vehicles acquired through foreclosure	$1,383	$604
Loans provided for sales real estate owned		$345

Non-Cash Financing Activities:
Common stock retired in connection with the exercise of stock options	$15	$32

See notes to unaudited condensed consolidated financial statements.

PLUMAS BANCORP

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. GENERAL

During 2002, Plumas Bancorp (the "Company") was incorporated as a bank holding company for the purpose of acquiring Plumas Bank (the "Bank") in one bank holding company reorganization. This corporate structure gives the Company and the Bank greater flexibility in terms of operation, expansion and diversification. The Company formed Plumas Statutory Trust I ("Trust I") for the sole purpose of issuing trust preferred securities on September 26, 2002. The Company formed Plumas Statutory Trust II ("Trust II") for the sole purpose of issuing trust preferred securities on September 28, 2005.

The Bank operates eleven branches in California, including branches in Alturas, Chester, Fall River Mills, Greenville, Kings Beach, Portola, Quincy, Redding, Susanville, Tahoe City, and Truckee. In December, 2015 the Bank opened a Branch in Reno, Nevada; it’s first Branch outside of California. The Bank’s administrative headquarters is in Quincy, California. In addition, the Bank operates lending offices specializing in government-guaranteed lending in Auburn, California, Phoenix, Arizona and Seattle, Washington and commercial/agricultural lending offices in Chico, California and Klamath Falls, Oregon. The Bank's primary source of revenue is generated from providing loans to customers who are predominately small and middle market businesses and individuals residing in the surrounding areas.

2. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The condensed consolidated financial statements include the accounts of the Company and the accounts of its wholly-owned subsidiary, Plumas Bank. Plumas Statutory Trust I and Plumas Statutory Trust II are not consolidated into the Company’s consolidated financial statements and, accordingly, are accounted for under the equity method. In the opinion of management, the unaudited condensed consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the Company’s financial position at September 30, 2016 and the results of its operations and its cash flows for the three-month and nine-month periods ended September 30, 2016 and 2015. Our condensed consolidated balance sheet at December 31, 2015 is derived from audited financial statements. Certain reclassifications have been made to prior period’s balances to conform to classifications used in 2016.

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

These interim financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's 2015 Annual Report to Shareholders on Form 10-K. The results of operations for the three-month and nine-month periods ended September 30, 2016 may not necessarily be indicative of future operating results. In preparing such financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the balance sheet and revenues and expenses for the periods reported. Actual results could differ significantly from those estimates.

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

3.   INVESTMENT SECURITIES AVAILABLE FOR SALE

The amortized cost and estimated fair value of investment securities at September 30, 2016 and December 31, 2015 consisted of the following, in thousands:

Available-for-Sale	September 30, 2016
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Debt securities:
U.S. Government-sponsored agencies	$1,997	$3	$-	$2,000
U.S. Government-sponsored agencies collateralized by mortgage obligations- residential	72,432	896	(28)	73,300
Obligations of states and political subdivisions	24,386	933	(1)	25,318
	$98,815	$1,832	$(29)	$100,618

Net unrealized gain on available-for-sale investment securities totaling $1,803,000 were recorded, net of $744,000 in tax expense, as accumulated other comprehensive income within shareholders' equity September 30, 2016. During the nine months ended September 30, 2016 the Company sold fourteen available-for-sale investment securities for total proceeds of $14,589,000 recording a $32,000 loss on sale. The Company realized a gain on sale from eight of these securities totaling $48,000 and a loss on sale on six securities of $80,000. No securities were sold during the three months ended September 30, 2016.

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

There were no transfers of available-for-sale investment securities during the nine months ended September 30, 2016 and twelve months ended December 31, 2015. There were no securities classified as held-to-maturity at September 30, 2016 or December 31, 2015.

Investment securities with unrealized losses at September 30, 2016 and December 31, 2015 are summarized and classified according to the duration of the loss period as follows, in thousands:

September 30, 2016	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
Debt securities:
U.S. Government-sponsored agencies	$-	$-	$-	$-	$-	$-
U.S. Government agencies collateralized by mortgage obligations-residential	2,662	3	2,212	25	4,874	28
Obligations of states and political subdivisions	264	1	-	-	264	1
	$2,926	$4	$2,212	$25	$5,138	$29

December 31, 2015	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
Debt securities:
U.S. Government-sponsored agencies	$1,977	$17	$-	$-	$1,977	$17
U.S. Government agencies collateralized by mortgage obligations-residential	45,398	327	11,880	324	57,278	651
Obligations of states and political subdivisions	1,037	7	160	1	1,197	8
	$48,412	$351	$12,040	$325	$60,452	$676

At September 30, 2016, the Company held 158 securities of which 7 were in a loss position. Of the 158 securities 2 are U.S. Government-sponsored agencies 63 are U.S. Government-sponsored agencies collateralized by residential mortgage obligations and 93 were obligations of states and political subdivisions. The unrealized losses relate principally to market rate conditions. All of the securities continue to pay as scheduled. When analyzing an issuer’s financial condition, management considers the length of time and extent to which the market value has been less than cost; the historical and implied volatility of the security; the financial condition of the issuer of the security; and the Company’s intent and ability to hold the security to recovery. As of September 30, 2016, management does not have the intent to sell these securities nor does it believe it is more likely than not that it will be required to sell these securities before the recovery of its amortized cost basis. Based on the Company’s evaluation of the above and other relevant factors, the Company does not believe the securities that are in an unrealized loss position as of September 30, 2016 are other than temporarily impaired.

The amortized cost and estimated fair value of investment securities at September 30, 2016 by contractual maturity are shown below, in thousands.

	Amortized Cost	Estimated Fair Value
Within one year	$-	$-
After one year through five years	1,602	1,616
After five years through ten years	16,855	17,515
After ten years	7,926	8,187
Investment securities not due at a single maturity date:
Government-sponsored mortgage-backed securities	72,432	73,300
	$98,815	$100,618

Expected maturities will differ from contractual maturities because the issuers of the securities may have the right to call or prepay obligations with or without call or prepayment penalties.

Investment securities with amortized costs totaling $63,734,000 and $62,914,000 and estimated fair values totaling $64,569,000 and $62,483,000 September 30, 2016 and December 31, 2015, respectively, were pledged to secure deposits and repurchase agreements.

4. LOANS AND THE ALLOWANCE FOR LOAN LOSSES

Outstanding loans are summarized below, in thousands:

	September 30,	December 31,
	2016	2015

Commercial	$41,942	$37,084
Agricultural	49,046	39,856
Real estate – residential	22,987	25,474
Real estate – commercial	215,166	192,095
Real estate – construction and land development	18,952	16,188
Equity lines of credit	41,743	38,327
Auto	53,464	48,365
Other	3,613	3,582
	446,913	400,971
Deferred loan costs, net	1,963	1,940
Allowance for loan losses	(6,477)	(6,078)
	$442,399	$396,833

Changes in the allowance for loan losses, in thousands, were as follows:

	September 30,	December 31,
	2016	2015

Balance, beginning of year	$6,078	$5,451
Provision charged to operations	600	1,100
Losses charged to allowance	(757)	(827)
Recoveries	556	354
Balance, end of year	$6,477	$6,078

The recorded investment in impaired loans totaled $5,832,000 and $6,461,000 at September 30, 2016 and December 31, 2015, respectively. The Company had specific allowances for loan losses of $480,000 on impaired loans of $1,678,000 at September 30, 2016 as compared to specific allowances for loan losses of $751,000 on impaired loans of $2,346,000 at December 31, 2015. The balance of impaired loans in which no specific reserves were required totaled $4,153,000 and $4,115,000 at September 30, 2016 and December 31, 2015, respectively. The average recorded investment in impaired loans for the nine months ended September 30, 2016 and September 30, 2015 was $5,398,000 and $6,892,000, respectively. The Company recognized $105,000 and $89,000 in interest income for impaired loans during the nine months ended September 30, 2016 and 2015, respectively. No interest was recognized on nonaccrual loans accounted for on a cash basis during the nine months ended September 30, 2016 and 2015.

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

The carrying value of troubled debt restructurings at September 30, 2016 and December 31, 2015 was $4,739,000 and $4,661,000, respectively. The Company has allocated $386,000 and $311,000 of specific reserves on loans to customers whose loan terms have been modified in troubled debt restructurings as of September 30, 2016 and December 31, 2015, respectively. The Company has not committed to lend additional amounts on loans classified as troubled debt restructurings at September 30, 2016 and December 31, 2015. There were no troubled debt restructurings that occurred during the nine months ending September 30, 2016 or September 30, 2015. There were no troubled debt restructurings for which there was a payment default within twelve months following the modification during the nine months ended September 30, 2016 and 2015, respectively.

At September 30, 2016 and December 31, 2015, nonaccrual loans totaled $3,100,000 and $4,546,000, respectively. Interest foregone on nonaccrual loans totaled $157,000 and $270,000 for the nine months ended September 30, 2016 and 2015, respectively. Interest foregone on nonaccrual loans totaled $51,000 and $66,000 for the three months ended September 30, 2016 and 2015, respectively. There were no loans past due 90 days or more and on accrual status at September 30, 2016 and December 31, 2015.

Salaries and employee benefits totaling $1,437,000 and $1,035,000 have been deferred as loan origination costs during the nine months ended September 30, 2016 and 2015, respectively. Salaries and employee benefits totaling $495,000 and $319,000 have been deferred as loan origination costs during the three months ended September 30, 2016 and 2015, respectively.

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

The balance of other real estate includes $0 and $84 thousand of foreclosed residential real estate properties recorded as a result of obtaining physical possession of the property as of September 30, 2016 and December 31, 2015, respectively. The recorded investment of consumer mortgage loans secured by residential real estate properties for which formal foreclosure proceeds are in process was $243 thousand and $23 thousand as of September 30, 2016 and December 31, 2015, respectively.

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

Loss – Loans classified as loss are considered uncollectible and charged off immediately.

The following table shows the loan portfolio allocated by management's internal risk ratings at the dates indicated, in thousands:

September 30, 2016	Commercial Credit Exposure
	Credit Risk Profile by Internally Assigned Grade
Grade:	Commercial	Agricultural	Real Estate- Residential	Real Estate- Commercial	Real Estate- Construction	Equity LOC	Total
Pass	$41,074	$48,715	$22,819	$211,813	$18,171	$41,408	$384,000
Watch	491	289	-	1,271	-	-	2,051
Substandard	377	42	168	2,082	781	335	3,785
Doubtful	-	-	-	-	-	-	-
Total	$41,942	$49,046	$22,987	$215,166	$18,952	$41,743	$389,836

December 31, 2015	Commercial Credit Exposure
	Credit Risk Profile by Internally Assigned Grade
Grade:	Commercial	Agricultural	Real Estate- Residential	Real Estate- Commercial	Real Estate- Construction	Equity LOC	Total
Pass	$35,508	$39,426	$25,220	$185,739	$15,048	$37,983	$338,924
Watch	883	387	149	2,442	247	-	4,108
Substandard	693	43	105	3,914	893	344	5,992
Doubtful	-	-	-	-	-	-	-
Total	$37,084	$39,856	$25,474	$192,095	$16,188	$38,327	$349,024

	Consumer Credit Exposure			Consumer Credit Exposure
	Credit Risk Profile Based on Payment Activity			Credit Risk Profile Based on Payment Activity
	September 30, 2016			December 31, 2015
	Auto	Other	Total	Auto	Other	Total
Grade:
Performing	$53,343	$3,613	$56,956	$48,300	$3,582	$51,882
Non-performing	121	-	121	65	-	65
Total	$53,464	$3,613	$57,077	$48,365	$3,582	$51,947

The following tables show the allocation of the allowance for loan losses at the dates indicated, in thousands:

Nine months ended 9/30/16:	Commercial	Agricultural	Real Estate- Residential	Real Estate- Commercial	Real Estate- Construction	Equity LOC	Auto	Other	Total
Allowance for Loan Losses
Beginning balance	$639	$294	$341	$2,525	$874	$528	$784	$93	$6,078
Charge-offs	(200)	-	-	(252)	(5)	(23)	(222)	(55)	(757)
Recoveries	23	-	39	3	359	2	106	24	556
Provision	225	177	(82)	341	(333)	70	171	31	600
Ending balance	$687	$471	$298	$2,617	$895	$577	$839	$93	$6,477
Three months ended 9/30/16:
Allowance for Loan Losses
Beginning balance	$835	$416	$322	$2,465	$883	$573	$841	95	$6,430
Charge-offs	(127)	-	-	-	(5)	-	(64)	(31)	(227)
Recoveries	6	-	3	1	30	1	24	9	74
Provision	(27)	55	(27)	151	(13)	3	38	20	200
Ending balance	$687	$471	$298	$2,617	$895	$577	$839	$93	$6,477
Nine months ended 9/30/15:
Allowance for Loan Losses
Beginning balance	$574	$225	$379	$1,701	$1,227	$691	$581	$73	$5,451
Charge-offs	(88)	(3)	(132)	-	(54)	(59)	(309)	(27)	(672)
Recoveries	102	6	6	-	-	4	84	36	238
Provision	(30)	33	80	758	(231)	(97)	397	(10)	900
Ending balance	$558	$261	$333	$2,459	$942	$539	$753	$72	$5,917
Three months ended 9/30/15:
Allowance for Loan Losses
Beginning balance	$628	$242	$399	$2,140	$1,031	$534	$717	$89	$5,780
Charge-offs	(34)	-	(79)	-	1	-	(105)	(5)	(222)
Recoveries	12	6	2	-	-	1	29	9	59
Provision	(48)	13	11	319	(90)	4	112	(21)	300
Ending balance	$558	$261	$333	$2,459	$942	$539	$753	$72	$5,917
September 30, 2016:
Allowance for Loan Losses
Ending balance: individually evaluated for impairment	$2	$-	$53	$152	$248	$25	$-	$-	$480
Ending balance: collectively evaluated for impairment	$685	$471	$245	$2,465	$647	$552	$839	$93	$5,997
Loans
Ending balance	$41,942	$49,046	$22,987	$215,166	$18,952	$41,743	$53,464	$3,613	$446,913
Ending balance: individually evaluated for impairment	$16	$257	$1,632	$2,588	$913	$305	$121	$-	$5,832
Ending balance: collectively evaluated for impairment	$41,926	$48,789	$21,355	$212,578	$18,039	$41,438	$53,343	$3,613	$441,081
December 31, 2015:
Allowance for Loan Losses
Ending balance: individually evaluated for impairment	$26	$-	$54	$371	$269	$31	$-	$-	$751
Ending balance: collectively evaluated for impairment	$613	$294	$287	$2,154	$605	$497	$784	$93	$5,327
Loans
Ending balance	$37,084	$39,856	$25,474	$192,095	$16,188	$38,327	$48,365	$3,582	$400,971
Ending balance: individually evaluated for impairment	$73	$260	$1,593	$3,129	$1,029	$311	$66	$-	$6,461
Ending balance: collectively evaluated for impairment	$37,011	$39,596	$23,881	$188,966	$15,159	$38,016	$48,299	$3,582	$394,510

The following table shows an aging analysis of the loan portfolio by the time past due, in thousands:

September 30, 2016	30-89 Days	90 Days and Still		Total Past Due and
	Past Due	Accruing	Nonaccrual	Nonaccrual	Current	Total

Commercial	$77	$-	$-	$77	$41,865	$41,942
Agricultural	800	-	-	800	48,246	49,046
Real estate – residential	54	-	155	209	22,778	22,987
Real estate – commercial	172	-	1,738	1,910	213,256	215,166
Real estate – construction & land	-	-	781	781	18,171	18,952
Equity Lines of Credit	216	-	305	521	41,222	41,743
Auto	580	-	121	701	52,763	53,464
Other	26	-	-	26	3,587	3,613
Total	$1,925	$-	$3,100	$5,025	$441,888	$446,913

December 31, 2015	30-89 Days	90 Days and Still		Total Past Due and
	Past Due	Accruing	Nonaccrual	Nonaccrual	Current	Total

Commercial	$457	$-	$56	$513	$36,571	$37,084
Agricultural	-	-	-	-	39,856	39,856
Real estate – residential	472	-	90	562	24,912	25,474
Real estate – commercial	-	-	3,130	3,130	188,965	192,095
Real estate – construction & land	9	-	893	902	15,286	16,188
Equity Lines of Credit	8	-	312	320	38,007	38,327
Auto	586	-	65	651	47,714	48,365
Other	15	-	-	15	3,567	3,582
Total	$1,547	$-	$4,546	$6,093	$394,878	$400,971

The following tables show information related to impaired loans at the dates indicated, in thousands:

		Unpaid		Average	Interest
	Recorded	Principal	Related	Recorded	Income
As of September 30, 2016:	Investment	Balance	Allowance	Investment	Recognized
With no related allowance recorded:
Commercial	$-	$-		$-	$-
Agricultural	257	257		259	15
Real estate – residential	1,390	1,401		1,334	57
Real estate – commercial	1,985	2,422		1,806	18
Real estate – construction & land	204	204		213	-
Equity Lines of Credit	197	197		94	-
Auto	121	121		54	-
Other	-	-		-	-
With an allowance recorded:
Commercial	$16	$16	$2	$16	$1
Agricultural	-	-	-	-	-
Real estate – residential	242	242	53	243	8
Real estate – commercial	603	811	152	542	-
Real estate – construction & land	709	709	248	726	6
Equity Lines of Credit	108	108	25	111	-
Auto	-	-	-	-	-
Other	-	-	-	-	-
Total:
Commercial	$16	$16	$2	$16	$1
Agricultural	257	257	-	259	15
Real estate – residential	1,632	1,643	53	1,577	65
Real estate – commercial	2,588	3,233	152	2,348	18
Real estate – construction & land	913	913	248	939	6
Equity Lines of Credit	305	305	25	205	-
Auto	121	121	-	54	-
Other	-	-	-	-	-
Total	$5,832	$6,488	$480	$5,398	$105

		Unpaid		Average	Interest
	Recorded	Principal	Related	Recorded	Income
As of December 31, 2015:	Investment	Balance	Allowance	Investment	Recognized
With no related allowance recorded:
Commercial	$47	$47		$39	$1
Agricultural	260	260		262	20
Real estate – residential	1,347	1,359		1,346	79
Real estate – commercial	1,976	2,622		2,057	-
Real estate – construction & land	221	221		232	-
Equity Lines of Credit	199	199		156	-
Auto	65	65		21	-
Other	-	-		-	-
With an allowance recorded:
Commercial	$26	$26	$26	$29	$-
Agricultural	-	-	-	-	-
Real estate – residential	245	245	54	246	11
Real estate – commercial	1,154	1,154	371	1,203	-
Real estate – construction & land	808	808	269	822	8
Equity Lines of Credit	113	113	31	115	-
Auto	-	-	-	-	-
Other	-	-	-	-	-
Total:
Commercial	$73	$73	$26	$68	$1
Agricultural	260	260	-	262	20
Real estate – residential	1,592	1,604	54	1,592	90
Real estate – commercial	3,130	3,776	371	3,260	-
Real estate – construction & land	1,029	1,029	269	1,054	8
Equity Lines of Credit	312	312	31	271	-
Auto	65	65	-	21	-
Other	-	-	-	-	-
Total	$6,461	$7,119	$751	$6,528	$119

5. COMMITMENTS AND CONTINGENCIES

The Company is party to claims and legal proceedings arising in the ordinary course of business. In the opinion of the Company’s management, the amount of ultimate liability with respect to such proceedings will not have a material adverse effect on the financial condition or result of operations of the Company taken as a whole.

In the normal course of business, there are various outstanding commitments to extend credit, which are not reflected in the financial statements, including loan commitments of $87,483,000 and $82,995,000 and stand-by letters of credit of $625,000 and $265,000 at September 30, 2016 and December 31, 2015, respectively.

Of the loan commitments outstanding at September 30, 2016, $8,751,000 are real estate construction loan commitments that are expected to fund within the next twelve months. The remaining commitments primarily relate to revolving lines of credit or other commercial loans, and many of these are expected to expire without being drawn upon. Therefore, the total commitments do not necessarily represent future cash requirements. Each loan commitment and the amount and type of collateral obtained, if any, are evaluated on an individual basis. Collateral held varies, but may include real property, bank deposits, debt or equity securities or business assets.

Stand-by letters of credit are conditional commitments written to guarantee the performance of a customer to a third party. These guarantees are primarily related to the purchases of inventory by commercial customers and are typically short-term in nature. Credit risk is similar to that involved in extending loan commitments to customers and accordingly, evaluation and collateral requirements similar to those for loan commitments are used. The deferred liability related to the Company’s stand-by letters of credit was not significant at September 30, 2016 or December 31, 2015.

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

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
(In thousands, except per share data)	2016	2015	2016	2015
Net Income:
Net income	$1,957	$1,600	$5,367	$4,170
Earnings Per Share:
Basic earnings per share	$0.40	$0.33	$1.11	$0.87
Diluted earnings per share	$0.39	$0.32	$1.06	$0.82
Weighted Average Number of Shares Outstanding:
Basic shares	4,868	4,824	4,856	4,812
Diluted shares	5,035	5,067	5,052	5,061

Shares of common stock issuable under stock options and warrants for which the exercise prices were greater than the average market prices were not included in the computation of diluted earnings per share due to their antidilutive effect.  Stock options and warrants not included in the computation of diluted earnings per share, due to shares not being in-the-money and having an antidilutive effect, were approximately 108,000 and 53,000 for the three month periods ended September 30, 2016 and 2015, respectively. Stock options and warrants not included in the computation of diluted earnings per share, due to shares not being in-the-money and having an antidilutive effect, were approximately 108,000 and 53,000 for the nine month periods ended September 30, 2016 and 2015, respectively.

7. STOCK-BASED COMPENSATION

Stock Options

In 2001, the Company established a Stock Option Plan for which 103,093 shares of common stock remain reserved for issuance to employees and directors and no shares are available for future grants as of September 30, 2016.

As of September 30, 2016, all remaining shares in this plan have vested and no compensation cost remains unrecognized.

The total fair value of options vested was $0 and $49,000 for nine months ended September 30, 2016 and 2015. The total intrinsic value of options at time of exercise was $212,000 and $202,000 for the nine months ended September 30, 2016 and 2015, respectively.

Cash received from option exercises for the nine months ended September 30, 2016 and 2015 were $100,000 and $63,000, respectively. There was no tax benefit realized for the tax deduction from options exercised during the nine months ended September 30, 2016 and 2015.

A summary of the activity within the 2001 Stock Option Plan follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term in Years	Intrinsic Value
Options outstanding at January 1, 2016	192,893	$5.75
Options forfeited	(55,800)	12.61
Options exercised	(34,000)	2.95
Options outstanding at September 30, 2016	103,093	$2.95	2.5	$751,000
Options exercisable at September 30, 2016	103,093	$2.95	2.5	$751,000

In May 2013, the Company established the 2013 Stock Option Plan for which 490,643 shares of common stock are reserved and 288,800 shares are available for future grants as of September 30, 2016. The Plan requires that the option price may not be less than the fair market value of the stock at the date the option is granted, and that the stock must be paid in full at the time the option is exercised. Payment in full for the option price must be made in cash, with Company common stock previously acquired by the optionee and held by the optionee for a period of at least six months, in options of the Optionee that are fully vested and exercisable or in any combination of the foregoing. The options expire on dates determined by the Board of Directors, but not later than ten years from the date of grant.

During the nine months ended September 30, 2016 the Company granted options to purchase 108,000 shares of common stock. The fair value of each option was estimated on the date of grant using the following assumptions.

2016
Expected life of stock options (in years)	5.1
Risk free interest rate	1.52%
Volatility	53.6%
Dividend yields	2.00%
Weighted-average fair value of options granted during the nine months ended September 30, 2016	$3.55

No options were granted during the nine months ended September 30, 2015.

As of September 30, 2016, there was $313,000 of total unrecognized compensation cost related to non-vested, share-based compensation arrangements granted under the 2013 Plan. That cost is expected to be recognized over a weighted average period of 2.8 years.

The total fair value of options vested was $76,000 and $83,000 for nine months ended September 30, 2016 and 2015. The total intrinsic value of options at time of exercise was $17,000 and $0 for the nine months ended September 30, 2016 and 2015, respectively.

Cash received from option exercises for the nine months ended September 30, 2016 was $28,000. The tax benefit realized for the tax deductions from option exercise totaled $1,000 for the nine months ended September 30, 2016.

A summary of the activity within the 2013 Plan follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term in Years	Intrinsic Value
Options outstanding at January 1, 2016	102,400	$6.32
Options granted	108,000	8.75
Options exercised	(6,800)	6.32
Options outstanding at September 30, 2016	203,600	$7.61	6.5	$535,000
Options exercisable at September 30, 2016	45,200	6.32	5.6	$177,000
Expected to vest after September 30, 2016	138,172	$7.98	6.8	$312,000

Compensation cost related to stock options recognized in operating results under the two stock option plans was $86,000 and $56,000 for the nine months ended September 30, 2016 and 2015, respectively. The associated income tax benefit recognized was $10,000 for the nine months ended September 30, 2016 and $5,000 for the nine months ended September 30, 2015. Compensation cost related to stock options recognized in operating results under the two stock option plans was $31,000 and $15,000 for the three months ended September 30, 2016 and 2015, respectively. The associated income tax benefit recognized was $4,000 for the three months ended September 30, 2016 and $1,000 for the three months ended September 30, 2015.

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

When tax returns are filed, it is highly certain that some positions taken would be sustained upon examination by the taxing authorities, while others are subject to uncertainty about the merits of the position taken or the amount of the position that would be ultimately sustained. The benefit of a tax position is recognized in the financial statements in the period during which, based on all available evidence, management believes it is more likely than not that the position will be sustained upon examination, including the resolution of appeals or litigation processes, if any.  Tax positions taken are not offset or aggregated with other positions. Tax positions that meet the more-likely-than-not recognition threshold are measured as the largest amount of tax benefit that is more than 50 percent likely of being realized upon settlement with the applicable taxing authority. The portion of the benefits associated with tax positions taken that exceeds the amount measured as described above is reflected as a liability for unrecognized tax benefits in the accompanying balance sheet along with any associated interest and penalties that would be payable to the taxing authorities upon examination. Interest expense and penalties associated with unrecognized tax benefits, if any, are classified as income tax expense in the consolidated income statement. There have been no significant changes to unrecognized tax benefits or accrued interest and penalties for the nine months ended September 30, 2016.

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

Fair Value of Financial Instruments

The carrying amounts and estimated fair values of financial instruments, at September 30, 2016 and December 31, 2015 are as follows, in thousands:

		Fair Value Measurements at September 30, 2016 Using:
Financial assets:	Carrying Value	Level 1	Level 2	Level 3	Total Fair Value
Cash and cash equivalents	$77,048	$77,048			$77,048
Investment securities	100,618		$100,618		100,618
Loans, net	442,399			$447,482	447,482
FHLB stock	2,438				N/A
Accrued interest receivable	1,915	1	333	1,581	1,915
Financial liabilities:
Deposits	581,421	531,832	49,572		581,404
Repurchase agreements	8,166		8,166		8,166
Note payable	2,500			2,500	2,500
Junior subordinated deferrable interest debentures	10,310			6,210	6,210
Accrued interest payable	57	9	36	12	57

		Fair Value Measurements at December 31, 2015 Using:
Financial assets:	Carrying Value	Level 1	Level 2	Level 3	Total Fair Value
Cash and cash equivalents	$68,195	$68,195			$68,195
Investment securities	96,704		$96,704		96,704
Loans, net	396,833			$395,338	395,338
FHLB stock	2,380				N/A
Accrued interest receivable	2,048	26	328	1,694	2,048
Financial liabilities:
Deposits	527,276	475,013	52,287		527,300
Repurchase agreements	7,671		7,671		7,671
Note payable	4,875			4,875	4,875
Junior subordinated deferrable interest debentures	10,310			6,662	6,662
Accrued interest payable	58	8	38	12	58

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

The following tables present information about the Company’s assets and liabilities measured at fair value on a recurring and non-recurring basis as of September 30, 2016 and December 31, 2015, and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value:

Assets and liabilities measured at fair value on a recurring basis at September 30, 2016 are summarized below, in thousands:

		Fair Value Measurements at September 30, 2016 Using
	Total Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
U.S. Government-sponsored agencies	$2,000	$-	$2,000	$-
U.S. Government-sponsored agencies collateralized by mortgage obligations- residential	73,300		73,300
Obligations of states and political subdivisions	25,318		25,318
	$100,618	$-	$100,618	$-

Assets and liabilities measured at fair value on a recurring basis at December 31, 2015 are summarized below, in thousands:

		Fair Value Measurements at December 31, 2015 Using
	Total Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
U.S. Government- sponsored agencies	$1,977	$-	$1,977	$-
U.S. Government-sponsored agencies collateralized by mortgage obligations- residential	72,370		72,370
Obligations of states and political subdivisions	22,357		22,357
	$96,704	$-	$96,704	$-

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

Assets and liabilities measured at fair value on a non-recurring basis at September 30, 2016 are summarized below, in thousands:

		Fair Value Measurements at September 30, 2016 Using
	Total Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Nine Months Ended September 30, 2016 Total Gains (Losses)
Assets:
Impaired loans:
Real estate – commercial	$451	$-	$-	$451	$(83)
Real estate – construction and land	22			22	(1)
Equity lines of credit	83			83	4
Total impaired loans	556	-	-	556	(80)
Other real estate:
Real estate – commercial	1,000			1,000	(9)
Real estate – construction and land	1,517			1,517	-
Total other real estate	2,517	-	-	2,517	(9)
	$3,073	$-	$-	$3,073	$(89)

Assets and liabilities measured at fair value on a non-recurring basis at December 31, 2015 are summarized below, in thousands:

		Fair Value Measurements at December 31, 2015 Using
	Total Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Nine Months Ended September 30, 2015 Total Gains (Losses)
Assets:
Impaired loans:
Commercial	$-	$-	$-	$-	$(13)
Real estate – commercial	1,214			1,214	-
Real estate – construction and land	30			30	(16)
Equity lines of credit	83			83	4
Total impaired loans	1,327	-	-	1,327	(25)
Other real estate:
Commercial	-	-	-	-	(39)
Real estate – commercial	156			156	(127)
Real estate – construction and land	1,516			1,516	114
Equity lines of credit	84			84	(27)
Total other real estate	1,756	-	-	1,756	(79)
	$3,083	$-	$-	$3,083	$(104)

The Company has no liabilities which are reported at fair value.

The following methods were used to estimate fair value.

Collateral-Dependent Impaired Loans: The Bank does not record loans at fair value on a recurring basis. However, from time to time, fair value adjustments are recorded on these loans to reflect partial write-downs, through charge-offs or specific reserve allowances, that are based on fair value estimates of the underlying collateral. The fair value estimates for collateral-dependent impaired loans are generally based on recent real estate appraisals or broker opinions, obtained from independent third parties, which are frequently adjusted by management to reflect current conditions and estimated selling costs (Level 3).   Total losses of $80,000 and $25,000 represent impairment charges recognized during the nine months ended September 30, 2016 and 2015, respectively, related to the above impaired loans.

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

Appraisals for collateral-dependent impaired loans and other real estate owned are performed by certified general appraisers whose qualifications and licenses have been reviewed and verified by the Bank. Once received, a member of the loan department reviews the assumptions and approaches utilized in the appraisal as well as the overall resulting fair value in comparison to independent data sources such as recent market data or industry wide-statistics. The Bank also compares the actual selling price of collateral that has been sold to the most recent appraised value to determine what additional adjustments, if any, should be made to the appraisal values on any remaining other real estate owned to arrive at fair value. No significant adjustments to appraised values have been made as a result of this comparison process as of September 30, 2016.

The following table presents quantitative information about Level 3 fair value measurements for financial instruments measured at fair value on a non-recurring basis at September 30, 2016 and December 31, 2015 (dollars in thousands):

Description	Fair Value 9/30/2016	Fair Value 12/31/2015	Valuation Technique	Significant Unobservable Input	Range (Weighted Average) 9/30/2016				Range (Weighted Average) 12/31/2015
Collateral-Dependent Impaired Loans:
Real estate – commercial	$451	$1,214	Third Party Appraisals	Management Adjustments to Reflect Current Conditions and Selling Costs		12%		(12%)	9%	-	12%	(10%)
Real estate – construction and land development	$22	$30	Third Party Appraisals	Management Adjustments to Reflect Current Conditions and Selling Costs		10%		(10%)		8%		(8%)
Equity lines of credit	$83	$83	Third Party Appraisals	Management Adjustments to Reflect Current Conditions and Selling Costs		8%		(8%)		8%		(8%)
Other Real Estate:
Real estate – construction and land development	$1,517	$1,516	Third Party Appraisals	Management Adjustments to Reflect Current Conditions and Selling Costs	10%	-	36%	(25%)		10%		(10%)
Real estate – commercial	$1,000	$156	Third Party Appraisals	Management Adjustments to Reflect Current Conditions and Selling Costs		20%		(20%)		10%		(10%)
Equity lines of credit	$-	$84	Third Party Appraisals	Management Adjustments to Reflect Current Conditions and Selling Costs		N/A				10%		(10%)

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

In June 2016, the FASB issued ASU No. 2016-13, Measurement of Credit Losses on Financial Instruments. ASU No. 2016-13 significantly changes how entities will measure credit losses for most financial assets and certain other instruments that aren’t measured at fair value through net income. The standard will replace today’s “incurred loss” approach with an “expected loss” model. The new model, referred to as the current expected credit loss (“CECL”) model, will apply to: (1) financial assets subject to credit losses and measured at amortized cost, and (2) certain off-balance sheet credit exposures. This includes, but is not limited to, loans, leases, held-to-maturity securities, loan commitments, and financial guarantees. The CECL model does not apply to available-for-sale (“AFS”) debt securities. For AFS debt securities with unrealized losses, entities will measure credit losses in a manner similar to what they do today, except that the losses will be recognized as allowances rather than reductions in the amortized cost of the securities. The ASU also simplifies the accounting model for purchased credit-impaired debt securities and loans. ASU No. 2016-13 also expands the disclosure requirements regarding an entity’s assumptions, models, and methods for estimating the allowance for loan and lease losses. ASU No. 2016-13 is effective for interim and annual reporting periods beginning after December 15, 2019; early adoption is permitted for interim and annual reporting periods beginning after December 15, 2018. Entities will apply the standard’s provisions as a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is effective (i.e., modified retrospective approach). The Company is currently evaluating the provisions of ASU No. 2016-13 to determine the potential impact the new standard will have on the Company's Consolidated Financial Statements.

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

INTRODUCTION

The following discussion and analysis sets forth certain statistical information relating to the Company as of September 30, 2016 and December 31, 2015 and for the nine and three month periods ended September 30, 2016 and 2015. This discussion should be read in conjunction with the condensed consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q and the consolidated financial statements and notes thereto included in Plumas Bancorp’s Annual Report filed on Form 10-K for the year ended December 31, 2015.

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

OVERVIEW - NINE MONTHS ENDED SEPTEMBER 30, 2016

Net income increased by $1.2 million from $4.2 million during the nine months ended September 30, 2015 to $5.4 million during the current nine month period. Earnings benefited from increases of $1.9 million in net interest income and a decline of $300 in the provision for loan losses. Partially offsetting these items was a decline in non-interest income of $212 thousand and increases in non-interest expense of $29 thousand and income tax expense of $731 thousand. Diluted earnings per share increased to $1.06 for the nine months ended September 30, 2016 up from $0.82 during the nine months ended September 30, 2015.

Total assets at September 30, 2016 were $657 million, an increase of $56.6 million from December 31, 2015. Loan growth was exceptionally strong during the first nine months of 2016 with net loans increasing by $45.6 million from $397 million at December 31, 2015 to $442 million at September 30, 2016. Cash and cash equivalents increased by $8.8 million from $68.2 million at December 31, 2015 to $77.0 million at September 30, 2016.

Deposits totaled $581.4 million at September 30, 2016, an increase of $54.1 million from $527.3 million at December 31, 2015. Increases included $29.3 million in non-interest bearing demand deposits, $20.0 million in savings and money market accounts and $7.5 million in NOW accounts. Time deposits declined by $2.7 million. The Company continues to manage the mix of its deposits consistent with its identity as a community bank serving the financial needs of its customers.

The annualized return on average assets was 1.18% for the nine months ended September 30, 2016 up from 0.99% for the nine months ended September 30, 2015. The annualized return on average equity increased from 14.3% during the first nine months of 2015 to 15.7% during the current nine month period.

The following is a detailed discussion of each component affecting change in net income and the composition of our balance sheet.

RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2016

Net interest income before provision for loan losses. Net interest income, on a nontax-equivalent basis, for the nine months ended September 30, 2016 was $17.7 million, an increase of $1.9 million from the $15.8 million earned during the same period in 2015. The increase in net interest income includes an increase of $1.7 million in interest income and a decline of $176 thousand in interest expense. Mostly related to a 9 basis points decline in the average rate paid on interest bearing liabilities, net interest margin increased to 4.22%, up from 4.13% for the same period in 2015.

Interest income increased by 10% to $18.5 million for the nine months ended September 30, 2016, up from $16.8 million during the same period in 2015. Related to an increase in loan balances, interest and fees on loans increased by $1.4 million to $16.8 million for the nine months ended September 30, 2016; compared to $15.4 million during the first nine months of 2015. The Company’s average loan balances were $420 million during the nine months ended September 30, 2016, up $36 million, or 9%, from $384 million during the same period in 2015.

The following table compares loan balances by type at September 30, 2016 and 2015.

(dollars in thousands)	Balance at End of Period	Percent of Loans in Each Category Total Loans	Balance at End of Period	Percent of Loans in Each Category Total Loans
	09/30/16	09/30/16	09/30/15	09/30/15
Commercial	$41,942	9.4%	$32,898	8.4%
Agricultural	49,046	11.0%	39,819	10.2%
Real estate – residential	22,987	5.1%	26,201	6.7%
Real estate – commercial	215,166	48.2%	182,728	46.8%
Real estate – construction	18,952	4.2%	20,479	5.2%
Equity Lines of Credit	41,743	9.3%	37,872	9.7%
Auto	53,464	12.0%	48,012	12.3%
Other	3,613	0.8%	2,777	0.7%
Total Gross Loans	$446,913	100%	$390,786	100%

The average rate earned on the Company’s loan balances deceased by one basis point to 5.36% during the first nine months of 2016 compared to 5.37% during the first nine months of 2015. We attribute this decrease in yield to extremely competitive loan pricing in our service area.

Interest on investment securities increased by $172 thousand as a result of an increase in yield of 6 basis points from 1.83% during the first nine months of 2015 to 1.89% during the nine months ended September 30, 2016 and an increase in the average balance in investment securities from $90.0 million during the first nine months of 2015 to $99.3 million during the nine months ended September 30, 2016. During the current period yield benefited from an increase in municipal securities as a percentage of total securities. At September 30, 2016 municipal securities totaled $25.3 million or 25% of the investment portfolio compared to $17.1 million or 19% of the portfolio at September 30, 2015.

Interest expense on deposits increased by $14 thousand, or 4%, to $397 thousand for the nine months ended September 30, 2016, up from $383 thousand during the 2015 period. This increase relates to an increase in the average balance of NOW, Money Market and Savings accounts partially offset by decreases in the average balance and rate paid on time deposits.

Interest on time deposits declined by $18 thousand. Average time deposits declined by $3.6 million from $54.8 million during the nine months ended September 30, 2015 to $51.2 million during the current period. We attribute much of the reduction in time deposit to the unusually low interest rate environment as we have seen a movement out of time into more liquid deposit types. The average rate paid on time deposits decreased from 0.33% during the nine months ended September 30, 2015 to 0.31% during the current period. This decrease primarily relates to the maturity of higher rate time deposits.

The largest increase in interest expense on deposits was a $19 thousand increase in interest on savings accounts related to growth in this deposit category. Average savings balances increased from $116.3 million during the nine months ended September 30, 2015 to $129.9 million during the current nine month period. Plumas Bank’s savings accounts provide an attractive interest rate, in the current rate environment, and we have seen continued growth in savings accounts for the last few years. The average rate paid on savings accounts was 16 basis points during both periods.

Interest expense on other interest-bearing liabilities decreased by $190 thousand from $556 thousand during the nine months ended September 30, 2015 to $366 thousand during the current nine month period. On April 15, 2013, to help fund the repurchase of preferred stock during 2013, the Company issued a $7.5 million subordinated debenture. On April 16, 2015 we paid off the subordinated debenture resulting in a reduction in interest expense related to this debt of $219 thousand.

Interest expense on the Company’s note payable increased by $2 thousand to $108 thousand during the nine months ended September 30, 2016. Average borrowings on this note were $3.5 million during the 2015 period and $3.6 million during the current period. The average rate paid on the note payable was 4.1% during 2016 and 2015.

Interest expense on junior subordinated debentures, which increased by $28 thousand to $255 thousand, fluctuates with changes in the 3-month London Interbank Offered Rate (LIBOR) rate.

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

	For the Nine Months Ended September 30, 2016			For the Nine Months Ended September 30, 2015
	Average Balance (in thousands)	Interest (in thousands)	Yield/ Rate	Average Balance (in thousands)	Interest (in thousands)	Yield/ Rate

Interest-earning assets:
Loans (1) (2) (3)	$420,020	$16,859	5.36%	$383,652	$15,415	5.37%
Investment securities (1)	99,324	1,407	1.89%	89,994	1,235	1.83%
Interest-bearing deposits	40,730	191	0.63%	38,291	114	0.40%

Total interest-earning assets	560,074	18,457	4.40%	511,937	16,764	4.38%
Cash and due from banks	16,866			17,243
Other assets	32,634			33,063

Total assets	$609,574			$562,243

Interest-bearing liabilities:
NOW deposits	$91,678	63	0.09%	$86,734	58	0.09%
Money market deposits	53,280	57	0.14%	46,131	49	0.14%
Savings deposits	129,929	158	0.16%	116,309	139	0.16%
Time deposits	51,176	119	0.31%	54,768	137	0.33%

Total deposits	326,063	397	0.16%	303,942	383	0.17%

Note payable	3,555	108	4.06%	3,476	106	4.08%
Subordinated debentures	-	-	-%	2,874	219	10.19%
Junior subordinated debentures	10,310	255	3.30%	10,310	227	2.94%
Other interest-bearing liabilities	5,656	3	0.07%	6,410	4	0.08%

Total interest-bearing liabilities	345,584	763	0.29%	327,012	939	0.38%

Non-interest bearing deposits	211,995			190,312
Other liabilities	6,227			5,862
Shareholders' equity	45,768			39,057

Total liabilities & equity	$609,574			$562,243

Cost of funding interest-earning assets (4)			0.18%			0.25%
Net interest income and margin (5)		$17,694	4.22%		$15,825	4.13%

(1)	Not computed on a tax-equivalent basis.
(2)	Average nonaccrual loan balances of $4.0 million for 2016 and $5.7 million for 2015 are included in average loan balances for computational purposes.
(3)	Net loan costs included in loan interest income for the nine-month periods ended September 30, 2016 and 2015 were $509,000 and $498,000, respectively.
(4)	Total annualized interest expense divided by the average balance of total earning assets.
(5)	Annualized net interest income divided by the average balance of total earning assets.

The following table sets forth changes in interest income and interest expense for the nine-month periods indicated and the amount of change attributable to variances in volume, rates and the combination of volume and rates based on the relative changes of volume and rates:

	2016 over 2015 change in net interest income for the nine months ended September 30
	(in thousands)
	Volume (1)	Rate (2)	Mix (3)	Total

Interest-earning assets:
Loans	$1,463	$(30)	$11	$1,444
Investment securities	128	39	5	172
Interest bearing deposits	7	65	5	77

Total interest income	1,598	74	21	1,693

Interest-bearing liabilities:
NOW deposits	3	2	-	5
Money market deposits	8	-	-	8
Savings deposits	17	2	-	19
Time deposits	(9)	(10)	1	(18)
Note payable	2	-	-	2
Subordinated debentures	(219)	-	-	(219)
Junior subordinated debentures	-	28	-	28
Other	-	(1)	-	(1)

Total interest expense	(198)	21	1	(176)

Net interest income	$1,796	$53	$20	$1,869

(1)	The volume change in net interest income represents the change in average balance multiplied by the previous year’s rate.

(2)	The rate change in net interest income represents the change in rate multiplied by the previous year’s average balance.

(3)	The mix change in net interest income represents the change in average balance multiplied by the change in rate.

Provision for loan losses.   During the nine months ended September 30, 2016 we recorded a provision for loan losses of $600 thousand down $300 thousand from the $900 thousand provision recorded during the nine months ended September 30, 2015. See “Analysis of Asset Quality and Allowance for Loan Losses” for further discussion of loan quality trends and the provision for loan losses.

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

Non-interest income. During the nine months ended September 30, 2016 non-interest income totaled $5.7 million a decline of $212 thousand from the nine months ended September 30, 2015. The largest components of this change were decreases of $194 thousand in gain on sale of SBA loans, $55 thousand in other income related to a decrease of $79 thousand in Federal Home Loan Bank of San Francisco (FHLB) dividends and $53 thousand in loss/gain on sale of securities. During the current period, we sold $21.4 million in guaranteed portions of SBA loans, resulting in a gain on sale of $1.4 million. During the same period in 2015 we sold $21.3 million in guaranteed portions of SBA loans recording a gain of sale $1.6 million. We attribute the decline in gain on sale of SBA loans to a decline in the average of the rate paid on loans sold as well as a reduction in SBA loan sale premiums related to market conditions. The decline in FHLB dividends was related to a $88 thousand one-time special dividend from the FHLB paid in June, 2015. During the nine months ended September 30, 2016 we sold fourteen investment securities recording a net loss of $32 thousand. During the same period in 2015 we sold fifteen available-for-sale investment securities recording a $21,000 net gain on sale. Partially offsetting these items was an increase in service charge income of $34 and an increase in loan servicing fees of $56 thousand. Loan servicing income represents servicing income received on the guaranteed portion of SBA loans sold into the secondary market. At September 30, 2016 we were servicing over $95 million in guaranteed portions of loans an increase of $9 million from over $86 million at September 30, 2015.

The following table describes the components of non-interest income for the nine-month periods ended September 30, 2016 and 2015, dollars in thousands:

	For the Nine Months
	Ended September 30
	2016	2015	Dollar Change	Percentage Change
Service charges on deposit accounts	$2,992	$2,958	$34	1.1%
Gain on sale of loans, net	1,397	1,591	(194)	(12.2)%
Loan servicing fees	464	408	56	13.7%
Earnings on life insurance policies	256	256	-	0.0%
(Loss) gain on sale of investments	(32)	21	(53)	(252.4)%
Other	624	679	(55)	(8.1)%
Total non-interest income	$5,701	$5,913	$(212)	(3.6)%

Non-interest expense. During the nine months ended September 30, 2016 non-interest expense increased by $29 thousand to $14.0 million. The largest components of this increase were increases of $104 thousand in advertising and shareholder relation costs, $81 thousand in occupancy and equipment costs, a $77 thousand decline in gain on sale of OREO, a $61 thousand increase in telephone and data communications costs and a $58 thousand increase in outside service fees. Significant declines in non-interest expense include a decrease of $166 thousand in OREO costs, a decline of $84 thousand in professional fees, a $70 reduction in the provision from change in OREO valuation and a $51 thousand decline in deposit insurance expense.

The increase in advertising costs is mostly related to our Reno, Nevada branch which opened in December, 2015. We have developed an aggressive marketing plan for this branch which includes print and radio advertising as well as various efforts to reach out to the community. The increase in occupancy and equipment costs also relates to the Reno branch. During the nine months ended September 30, 2015 we sold 7 OREO properties for total proceeds of $1.6 million recording a net gain on sale of $73 thousand. This compares to net proceeds of $392 thousand on the sale of 3 properties and a net loss on sale of $4 thousand during the nine months ended September 30, 2016. Of the $61 thousand increase in telephone and data communications $27 thousand relates to our Reno branch while the remainder is primarily related to an upgrade in our data communication network. The largest component of the increase in outside service fees is $27 thousand in costs associated with the outsourcing of our email processing beginning in February, 2016.

OREO costs which declined from $153 thousand during the nine months ended September 30, 2015 to credit of $13 thousand during the current nine month period benefited from a reduction in OREO properties, a reimbursement of previously incurred costs and $54 thousand in rental income on a new OREO property. The largest single decline in OREO costs was a decrease in OREO maintenance costs of $63 thousand from $91 thousand during the nine months ended September 30, 2015 to $28 during the nine months ended September 30, 2016. The decrease in professional fees is mostly related to a decline in legal expense related to loan collection activities as our two largest collection cases were resolved in 2016. One case resulted in a loan loss recovery of $330 thousand while the other case resulted in foreclosure on a commercial property.

OREO represents real property taken by the Bank either through foreclosure or through a deed in lieu thereof from the borrower. When other real estate is acquired, any excess of the Bank’s recorded investment in the loan balance and accrued interest income over the estimated fair market value of the property less costs to sell is charged against the allowance for loan losses. A valuation allowance for losses on other real estate is maintained to provide for temporary declines in value. The allowance is established through a provision for subsequent losses on other real estate which is included in other expenses. Subsequent gains or losses on sales or from impairment are recorded as incurred. The provision from change in OREO valuation declined from $79 thousand during the nine months ended September 30, 2015 to $9 thousand during the current period. During the nine months ended September 30, 2016 we recorded a $9 thousand provision related to a decline in value on one OREO property. The decline in deposit insurance expense is related to a decline in the rate charged by the FDIC.

The largest category of non-interest expense is salary and benefits expense. The two largest increases in this category were $147 thousand in salary expense and $123 thousand in bonus expense. Bonus expense increased from $450 thousand during the nine months ended September 30, 2015 to $573 thousand during the current period. Offsetting the increase in salary and bonus expense was an increase of $402 thousand in the deferral of loan origination costs related to an increase in loan production.

The following table describes the components of non-interest expense for the nine-month periods ended September 30, 2016 and 2015, dollars in thousands:

	For the Nine Months
	Ended September 30
	2016	2015	Dollar Change	Percentage Change
Salaries and employee benefits	$7,713	$7,728	$(15)	(0.2)%
Occupancy and equipment	2,163	2,082	81	3.9%
Outside service fees	1,564	1,506	58	3.9%
Professional fees	488	572	(84)	(14.7)%
Telephone and data communication	337	276	61	22.1%
Advertising and shareholder relations	316	212	104	49.1%
Director compensation and retirement	252	227	25	11.0%
Business development	248	251	(3)	(1.2)%
Deposit insurance	227	278	(51)	(18.3)%
Armored car and courier	184	175	9	5.1%
Loan and collection expenses	130	161	(31)	(19.3)%
Stationery and supplies	90	82	8	9.8%
Insurance expense	60	72	(12)	(16.7)%
Postage	29	30	(1)	(3.3)%
Provision from change in OREO valuation	9	79	(70)	(88.6)%
Loss (gain) on sale of OREO	4	(73)	77	105.5%
OREO costs	(13)	153	(166)	(108.5)%
Other	222	183	39	21.3%
Total non-interest expense	$14,023	$13,994	$29	0.2%

Provision for income taxes. The Company recorded an income tax provision of $3.4 million, or 38.8% of pre-tax income for the nine months ended September 30, 2016. This compares to an income tax provision of $2.7 million, or 39.1% of pre-tax income for the nine months ended September 30, 2015. The percentages for 2016 and 2015 differ from the statutory rate as tax exempt income such as earnings on Bank owned life insurance and municipal investment income decrease the tax provision.

Deferred tax assets and liabilities are recognized for the tax consequences of temporary differences between the reported amount of assets and liabilities and their tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The determination of the amount of deferred income tax assets which are more likely than not to be realized is primarily dependent on projections of future earnings, which are subject to uncertainty and estimates that may change given economic conditions and other factors. The realization of deferred income tax assets is assessed and a valuation allowance is recorded if it is "more likely than not" that all or a portion of the deferred tax asset will not be realized. "More likely than not" is defined as greater than a 50% chance. All available evidence, both positive and negative is considered to determine whether, based on the weight of that evidence, a valuation allowance is needed. Based upon the analysis of available evidence, management has determined that it is "more likely than not" that all deferred income tax assets as of September 30, 2016 and December 31, 2015 will be fully realized and therefore no valuation allowance was recorded. On the consolidated balance sheet, net deferred tax assets are included in accrued interest receivable and other assets.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2016

Net Income. The Company recorded net income of $2.0 million for the three months ended September 30, 2016 up $357 thousand from net income of $1.6 million for the three months ended September 30, 2015. An increase of $596 thousand in net interest income and a decline of $100 thousand in the loan loss provision were partially offset by increases of $51 thousand in non-interest expense and $235 thousand in the provision for income taxes and a decline of $53 thousand in non-interest income.

The following is a detail discussion of each component of the change in net income.

Net interest income before provision for loan losses. Net interest income, on a nontax-equivalent basis, was $6.1 million for the three months ended September 30, 2016 an increase of $596 thousand, or 11%, from $5.5 million for the same period in 2015. The increase in net interest income includes an increase of $587 thousand in interest income and a decline of $9 thousand in interest expense. Net interest margin for the three months ended September 30, 2016 was 4.20% an increase of 12 basis points from 4.08% during the three months ended September 30, 2015.

Interest income increased by 10%, to $6.4 million for the three months ended September 30, 2016, up from $5.8 million during the same period in 2015. Related to an increase in average loan balances, interest and fees on loans increased $525 thousand to $5.8 million for the three months ended September 30, 2016 as compared to $5.3 million during the third quarter of 2015. The Company’s average loan balances were $438 million for the three months ended September 30, 2016, up $45 million, or 11%, from $393 million for the same period in 2015.

The average yield on loans was 5.32% during the third quarter of 2016 down from 5.38% for same quarter in 2015. We attribute much of the decrease in yield to price competition in our service area.

Interest on investment securities increased by $44 thousand as a result of an increase in average balance from $89.3 million in 2015 to $99.5 million in 2016. Yield on investment securities declined slightly from 1.86% during the third quarter of 2015 to 1.85% during the current quarter.

Interest expense on deposits increased by $1 thousand to $135 thousand for the three months ended September 30, 2016, up from $134 thousand during the 2015 quarter. This increase relates to an increase in the average balance of NOW, Money Market and Savings accounts partially offset by decreases in the average balance and rate paid on time deposits.

Interest on time deposits declined by $7 thousand. Average time deposits declined by $4.1 million from $54.6 million during the three months ended September 30, 2015 to $50.5 million during the current quarter. We attribute much of the reduction in time deposits to the unusually low interest rate environment as we have seen a movement out of time into more liquid deposit types. The average rate paid on time deposits decreased from 0.33% during the three months ended September 30, 2015 to 0.31% during the current quarter. This decrease primarily relates to the maturity of higher rate deposits.

Interest expense on other interest-bearing liabilities decreased by $10 thousand from $129 thousand during the three months ended September 30, 2015 to $119 thousand during the current quarter. Interest expense on the Company’s note payable decreased by $20 thousand to $31 thousand during the three months ended September 30, 2016. This decrease was related to a decrease in average borrowings on this note from $5.0 million during the third quarter of 2015 to $2.6 million during the three months ended September 30, 2016. The average rate paid on the note payable was 4.70% during the three months ended September 30, 2016 and 4.05% during the third quarter of 2015. The increase in yield was related to the assessment of a $6 thousand loan fee related to the Company’s revolving line of credit during the third quarter of 2016.

Interest expense on junior subordinated debentures, which increased by $10 thousand to $87 thousand, fluctuates with changes in the 3-month London Interbank Offered Rate (LIBOR) rate.

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

	For the Three Months Ended September 30, 2016			For the Three Months Ended September 30, 2015
	Average Balance (in thousands)	Interest (in thousands)	Yield/ Rate	Average Balance (in thousands)	Interest (in thousands)	Yield/ Rate
Interest-earning assets:
Loans (1) (2) (3)	$437,818	$5,850	5.32%	$392,523	$5,325	5.38%
Investment securities (1)	99,470	462	1.85%	89,301	418	1.86%
Other	43,282	68	0.63%	55,966	50	0.35%

Total interest-earning assets	580,570	6,380	4.37%	537,790	5,793	4.27%
Cash and due from banks	18,578			17,797
Other assets	33,562			32,851

Total assets	$632,710			$588,438

Interest-bearing liabilities:
NOW deposits	$93,412	21	0.09%	$89,885	20	0.09%
Money market deposits	55,464	20	0.14%	48,026	17	0.14%
Savings deposits	133,543	55	0.16%	124,628	51	0.16%
Time deposits	50,480	39	0.31%	54,630	46	0.33%

Total deposits	332,899	135	0.16%	317,169	134	0.17%

Note payable	2,622	31	4.70%	5,000	51	4.05%
Junior subordinated debentures	10,310	87	3.36%	10,310	77	2.96%
Other interest-bearing liabilities	6,371	1	0.06%	4,873	1	0.08%

Total interest-bearing liabilities	352,202	254	0.29%	337,352	263	0.31%

Non-interest bearing deposits	226,484			205,134
Other liabilities	6,292			5,588
Shareholders' equity	47,732			40,364

Total liabilities & equity	$632,710			$588,438

Cost of funding interest-earning assets (4)			0.17%			0.19%
Net interest income and margin (5)		$6,126	4.20%		$5,530	4.08%

(1)	Not computed on a tax-equivalent basis.
(2)	Average nonaccrual loan balances of $2.9 million for 2016 and $5.1 million for 2015 are included in average loan balances for computational purposes.
(3)	Net loan costs included in loan interest income for the three-month periods ended September 30, 2016 and 2015 were $180,000 and $144,000, respectively.
(4)	Total annualized interest expense divided by the average balance of total earning assets.
(5)	Annualized net interest income divided by the average balance of total earning assets.

The following table sets forth changes in interest income and interest expense for the three-month periods indicated and the amount of change attributable to variances in volume, rates and the combination of volume and rates based on the relative changes of volume and rates:

	2016 over 2015 change in net interest income for the three months ended September 30
	(in thousands)
	Volume (1)	Rate (2)	Mix (3)	Total

Interest-earning assets:
Loans	$613	$(66)	$(22)	$525
Investment securities	47	(2)	(1)	44
Interest bearing deposits	(11)	38	(9)	18

Total interest income	649	(30)	(32)	587

Interest-bearing liabilities:
NOW deposits	1	-	-	1
Money market deposits	3	-	-	3
Savings deposits	4	-	-	4
Time deposits	(3)	(4)	-	(7)
Note payable	(24)	8	(4)	(20)
Junior subordinated debentures	-	10	-	10
Other	-	-	-	-

Total interest expense	(19)	14	(4)	(9)

Net interest income	$668	$(44)	$(28)	$596

(1)	The volume change in net interest income represents the change in average balance divided by the previous year’s rate.

(2)	The rate change in net interest income represents the change in rate divided by the previous year’s average balance.

(3)	The mix change in net interest income represents the change in average balance multiplied by the change in rate.

Provision for loan losses. During the three months ended September 30, 2016 we recorded a provision for loan losses of $200 thousand, down $100 thousand from the $300 thousand provision recorded during the third quarter of 2015. See “Analysis of Asset Quality and Allowance for Loan Losses” for a discussion of loan quality trends and the provision for loan losses.

Non-interest income. During the three months ended September 30, 2016 non-interest income totaled $2.0 million a decrease of $53 thousand from the three months ended September 30, 2015. The largest component of this decrease was a decrease in gain on sale of SBA loans of $112 thousand from $617 thousand during the 2015 quarter to $505 thousand during the three months ended September 30, 2016. This decline was mostly related to a decline in loans sold from $8.8 million during the three months ended September 30, 2015 to $7.6 million during the current quarter. The effect of the decline in gain on sale of SBA loans was partially offset by increases of $14 thousand in service charge income, $15 thousand in loan servicing fees and $30 thousand in other.

The following table describes the components of non-interest income for the three-month periods ended September 30, 2016 and 2015, dollars in thousands:

	For the Three Months
	Ended September 30
	2016	2015	Dollar Change	Percentage Change
Service charges on deposit accounts	$1,027	$1,013	$14	1.4%
Gain on sale of loans, net	505	617	(112)	(18.2)%
Loan serving fees	161	146	15	10.3%
Earnings on life insurance policies	85	85	-	-%
Other	215	185	30	16.2%
Total non-interest income	$1,993	$2,046	$(53)	(2.6)%

Non-interest expense. Non-interest expense totaled $4.7 million during the three months ended September 30, 2016 an increase of $51 thousand from the same period in 2015. The three largest increases were $77 thousand in occupancy and equipment costs, $67 thousand in advertising and shareholder relations expense and a $62 thousand decline in gain on sale of OREO. The increase in occupancy and equipment expense includes costs related our new Reno, Nevada branch and the upgrading of personal computers. The increase in advertising and shareholders relations expense is related to marketing efforts in support of our new Reno, Nevada branch. During the three months ended September 30, 2016 we sold one OREO with no gain or loss on sale. This compares to the sale of three properties during the third quarter of 2015 recording a net gain on sale of $62 thousand.

These increases in non-interest expense were partially offset by a $74 thousand decline in OREO costs and a $70 thousand decline in professional fees. The decline in OREO costs includes a reduction in OREO properties and $47 thousand in rental income on a new OREO property. The decline in professional fees is largely related to a decline in legal expense related to loan collection activities.

The following table describes the components of non-interest expense for the three-month periods ended September 30, 2016 and 2015, dollars in thousands:

	For the Three Months
	Ended September 30,
	2016	2015	Dollar Change	Percentage Change
Salaries and employee benefits	$2,547	$2,584	$(37)	(1.4)%
Occupancy and equipment	779	702	77	11.0%
Outside service fees	508	521	(13)	(2.5)%
Professional fees	147	217	(70)	(32.3)%
Advertising and shareholder relations	131	64	67	104.7%
Telephone and data communication	128	94	34	36.2%
Business development	86	86	-	0.0%
Director compensation and retirement	82	78	4	5.1%
Armored car and courier	66	61	5	8.2%
Loan and collection expenses	57	31	26	83.9%
Deposit insurance	53	90	(37)	(41.1)%
Stationery and supplies	28	28	-	0.0%
Insurance expense	15	22	(7)	(31.8)%
Postage	9	10	(1)	(10.0)%
Provision from change in OREO valuation	-	36	(36)	(100.0)%
Gain on sale of OREO	-	(62)	62	100.0%
OREO costs	(20)	54	(74)	(137.0)%
Other	93	42	51	121.4%
Total non-interest expense	$4,709	$4,658	$51	1.1%

Provision for income taxes. The Company recorded income tax expense of $1.3 million, or 39.0% of pre-tax income for the three months ended September 30, 2016. This compares to income tax expense of $1.0 million, or 38.9% of pre-tax income for the three months ended September 30, 2015. The percentages for 2016 and 2015 differ from the statutory rate as tax exempt income such as earnings on Bank owned life insurance and municipal loan and investment income decrease taxable income.

FINANCIAL CONDITION

Loan Portfolio. Net loans increased by $45.6 million or at an annualized rate of 15%, from $397 million at December 31, 2015 to $442 million at September 30, 2016. The largest areas of growth were $23.1 million in commercial real estate loans and $9.2 million in agricultural loans. The largest decrease in any loan category was a decline of $2.5 million in residential real estate loans. The Company continues to manage the mix of its loan portfolio consistent with its identity as a community bank serving the financing needs of all sectors of the area it serves. Although the Company offers a broad array of financing options, it continues to concentrate its focus on small to medium sized commercial businesses. These loans offer diversification as to industries and types of businesses, thus limiting material exposure in any industry concentrations. The Company offers both fixed and floating rate loans and obtains collateral in the form of real property, business assets and deposit accounts, but looks to business and personal cash flows as its primary source of repayment.

As shown in the following table the Company's largest lending categories are commercial real estate loans, auto loans, agricultural loans, commercial loans and equity lines of credit.

(dollars in thousands)	Balance at End of Period	Percent of Loans in Each Category to Total Loans	Balance at End of Period	Percent of Loans in Each Category to Total Loans
	9/30/16	9/30/16	12/31/15	12/31/15
Commercial	$41,942	9.4%	$37,084	9.2%
Agricultural	49,046	11.0%	39,856	9.9%
Real estate – residential	22,987	5.1%	25,474	6.4%
Real estate – commercial	215,166	48.2%	192,095	47.9%
Real estate - construction & land	18,952	4.2%	16,188	4.0%
Equity Lines of Credit	41,743	9.3%	38,327	9.6%
Auto	53,464	12.0%	48,365	12.1%
Other	3,613	0.8%	3,582	0.9%
Total Gross Loans	$446,913	100%	$400,971	100%

Construction and land development loans represented 4.2% and 4.0% of the loan portfolio as of September 30, 2016 and December 31, 2015, respectively. The construction and land development portfolio component has been identified by Management as a higher-risk loan category.  The quality of the construction and land development category is highly dependent on property values both in terms of the likelihood of repayment once the property is transacted by the current owner as well as the level of collateral the Company has securing the loan in the event of default.  Loans in this category are characterized by the speculative nature of commercial and residential development properties and can include property in various stages of development from raw land to finished lots. The decline in these loans as a percentage of the Company’s loan portfolio from over 21% at December 31, 2007 to less than 7% during the last two years reflects management’s efforts, which began in 2009, to reduce its exposure to construction and land development loans.

The Company’s real estate related loans, including real estate mortgage loans, real estate construction and land development loans, consumer equity lines of credit, and agricultural loans secured by real estate comprised 72% of the total loan portfolio at September 30, 2016. Moreover, the business activities of the Company currently are focused in the California counties of Plumas, Nevada, Placer, Lassen, Modoc, Shasta, and Sierra and in Washoe County in Northern Nevada. Consequently, the results of operations and financial condition of the Company are dependent upon the general trends in these economies and, in particular, the residential and commercial real estate markets. In addition, the concentration of the Company's operations in these areas of Northeastern California and Northwestern Nevada exposes it to greater risk than other banking companies with a wider geographic base in the event of catastrophes, such as earthquakes, fires and floods in these regions.

The rates of interest charged on variable rate loans are set at specific increments in relation to the Company's lending rate or other indexes such as the published prime interest rate or U.S. Treasury rates and vary with changes in these indexes. The frequency in which variable rate loans reprice can vary from one day to several years. At September 30, 2016 and December 31, 2015, approximately 73% and 72%, respectively of the Company's loan portfolio was comprised of variable rate loans. At September 30, 2016 and December 31, 2015, 45% and 39%, respectively of the variable loans were at their respective floor rate. While real estate mortgage, commercial and consumer lending remain the foundation of the Company's historical loan mix, some changes in the mix have occurred due to the changing economic environment and the resulting change in demand for certain loan types. The most significant change has been an increase in indirect auto lending with automobile loans increasing from 2.5% of gross loans at December 31, 2011 to 12.0% of gross loans at September 30, 2016. The automobile portfolio provides diversification to the loan portfolio in terms of rate, term and balance as these loans tend to have a much shorter term and balance than commercial real-estate loans and are fixed rate. In addition, the Company remains committed to the agricultural industry in Northeastern California and will continue to pursue high quality agricultural loans. Agricultural loans include both commercial and commercial real estate loans. The Company’s agricultural loan balances totaled $49 million at September 30, 2016 and $40 million at December 31, 2015. In 2016 we hired a new agricultural/commercial loan officer located in Klamath Falls, Oregon. The increase in agricultural loans during 2016 is mostly attributable to his efforts.

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

	For the Nine Months Ended September 30,		For the Year Ended December 31
	2016	2015	2015	2014	2013
	(dollars in thousands)
Balance at beginning of period	$6,078	$5,451	$5,451	$5,517	$5,686
Charge-offs:
Commercial and agricultural	200	91	91	191	401
Real estate mortgage	252	132	132	1,015	419
Real estate construction & land	5	54	55	106	735
Consumer (includes Equity Lines of Credit & Auto)	300	395	549	601	360
Total charge-offs	757	672	827	1,913	1,915
Recoveries:
Commercial and agricultural	23	108	173	89	140
Real estate mortgage	42	6	8	19	109
Real estate construction & land	359	-	-	491	-
Consumer (includes Equity Lines of Credit & Auto)	132	124	173	148	97
Total recoveries	556	238	354	747	346
Net charge-offs	(201)	(434)	(473)	(1,166)	(1,569)
Provision for loan losses	600	900	1,100	1,100	1,400
Balance at end of period	$6,477	$5,917	$6,078	$5,451	$5,517
Net charge-offs during the period to average loans (annualized for the nine month periods)	0.06%	0.15%	0.12%	0.33%	0.49%
Allowance for loan losses to total loans	1.45%	1.51%	1.52%	1.47%	1.63%

During the nine months ended September 30, 2016 we recorded a provision for loan losses of $600 thousand down $300 thousand from the $900 thousand provision recorded during the nine months ended September 30, 2015. Net charge-offs totaled $201 thousand a decrease of $233 thousand from $434 thousand during the nine months ended September 30, 2015.

The following table provides a breakdown of the allowance for loan losses at September 30, 2016 and December 31, 2015:

(dollars in thousands)	Balance at End of Period	Percent of Loans in Each Category to Total Loans	Balance at End of Period	Percent of Loans in Each Category to Total Loans
	2016	2016	2015	2015
Commercial and agricultural	$1,158	20.4%	$933	19.1%
Real estate mortgage	2,915	53.3%	2,866	54.3%
Real estate construction & land	895	4.2%	874	4.0%
Consumer (includes Equity Lines of Credit & Auto)	1,509	22.1%	1,405	22.6%
Total	$6,477	100.0%	$6,078	100.0%

The allowance for loan losses totaled $6.5 million at September 30, 2016 and $6.1 million at December 31, 2015. Specific reserves related to impaired loans decreased by $271 thousand from $751 thousand at December 31, 2015 to $480 thousand at September 30, 2016. This decline primarily results from one loan which was transferred to OREO during June 2016.    At least quarterly the Company evaluates each specific reserve and if it determines that the loss represented by the specific reserve is uncollectable it records a charge-off for the uncollectable portion. General reserves were $6.0 million at September 30, 2016 and $5.3 million at December 31, 2015. The allowance for loan losses as a percentage of total loans decreased from 1.52% at December 31, 2015 to 1.45% at September 30, 2016; however, the percentage of general reserves to unimpaired loans increased slightly to 1.36% at September 30, 2016 from 1.35% at December 31, 2015.

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

Loans restructured (TDRs) and not included in nonperforming loans in the following table totaled $2.8 million at September 30, 2016 and $2.0 million, $2.0 million, $4.5 million and $5.4 million at December 31, 2015, 2014, 2013 and 2012, respectively.

The following table sets forth the amount of the Company's nonperforming assets as of the dates indicated.

	At September 30,	At December 31,
	2016	2015	2014	2013	2012
	(dollars in thousands)

Nonaccrual loans	$3,100	$4,546	$6,625	$5,519	$13,683
Loans past due 90 days or more and still accruing	-	-	-	17	15
Total nonperforming loans	3,100	4,546	6,625	5,536	13,698
Other real estate owned	2,517	1,756	3,590	6,399	5,295
Other vehicles owned	22	30	13	60	41
Total nonperforming assets	$5,639	$6,332	$10,228	$11,995	$19,034
Interest income forgone on nonaccrual loans	$157	$303	$345	$280	$646
Interest income recorded on a cash basis on nonaccrual loans	$-	$-	$31	$22	$192
Nonperforming loans to total loans	0.69%	1.13%	1.79%	1.64%	4.35%
Nonperforming assets to total assets	0.86%	1.06%	1.90%	2.33%	3.98%

Nonperforming loans at September 30, 2016 were $3.1 million, a decrease of $1.4 million from the $4.5 million balance at December 31, 2015. The two largest decreases from the December 31, 2015 balance were the return to accrual status of one loan with a balance of $618 thousand at December 31, 2015 and the transfer of one loan to OREO which had a balance of $1.1 million at December 31, 2015. Specific reserves on nonaccrual loans totaled $411 thousand at September 30, 2016 and $683 thousand at December 31, 2015, respectively. Performing loans past due thirty to eighty-nine days were $1.9 million at September 30, 2016 and $1.5 million at December 31, 2015.

A substandard loan is not adequately protected by the current sound worth and paying capacity of the borrower or the value of the collateral pledged, if any. Total substandard loans decreased by $2.2 million from $6.0 million at December 31, 2015 to $3.8 million at September 30, 2016. Loans classified as watch decreased by $2.0 million from $4.1 million at December 31, 2015 to $2.1 million at September 30, 2016. At September 30, 2016, $0.8 million of performing loans were classified as substandard. Further deterioration in the credit quality of individual performing substandard loans or other adverse circumstances could result in the need to place these loans on nonperforming status.

At September 30, 2016 and December 31, 2015, the Company's recorded investment in impaired loans totaled $5.8 million and $6.5 million, respectively. The specific allowance for loan losses related to impaired loans totaled $480 thousand and $751 thousand at September 30, 2016 and December 31, 2015, respectively. Additionally, $0.7 million has been charged off against the impaired loans at September 30, 2016 and December 31, 2015.

It is the policy of management to make additions to the allowance for loan losses so that it remains appropriate to absorb the inherent risk of loss in the portfolio. Management believes that the allowance at September 30, 2016 is appropriate. However, the determination of the amount of the allowance is judgmental and subject to economic conditions which cannot be predicted with certainty. Accordingly, the Company cannot predict whether charge-offs of loans in excess of the allowance may occur in future periods.

OREO represents real property acquired by the Bank either through foreclosure or through a deed in lieu thereof from the borrower. Repossessed assets include vehicles and other commercial assets acquired under agreements with delinquent borrowers. OREO holdings represented seven properties totaling $2.5 million at September 30, 2016 and seven properties totaling $1.8 million at December 31, 2015. Nonperforming assets as a percentage of total assets were 0.86% at September 30, 2016 and 1.06% at December 31, 2015.

The following table provides a summary of the change in the number and balance of OREO properties for the nine months ended September 30, 2016 and 2015, dollars in thousands:

	Nine Months Ended September 30,
	#	2016	#	2015
Beginning Balance	7	$1,756	15	$3,590
Additions	3	1,166	4	329
Dispositions	(3)	(396)	(7)	(1,575)
Provision from change in OREO valuation		(9)		(79)
Ending Balance	7	$2,517	12	$2,265

Investment Portfolio and Federal Funds Sold. Total investment securities were $100.6 million at September 30, 2016 and $96.7 million as of December 31, 2015. During the nine months ended September 30, 2016 the Company sold fourteen available-for-sale investment securities for total proceeds of $14.6 million recording a $32 thousand net loss on sale. During the nine months ended September 30, 2015 we sold fifteen available-for-sale investment securities for total proceeds of $12.3 million recording a net gain on sale of $21 thousand. The investment portfolio at September 30, 2016 consisted of $75.3 million in securities of U.S. Government-sponsored agencies and 93 municipal securities totaling $25.3 million. Included in the $96.7 million at December 31, 2015 were $74.3 million in securities of U.S. Government-sponsored agencies and 83 municipal securities totaling $22.4 million.

There were no Federal funds sold at September 30, 2016 and December 31, 2015; however, the Bank maintained interest earning balances at the Federal Reserve Bank of San Francisco totaling $49.5 million at September 30, 2016 and $47.6 million at December 31, 2015. The interest rate earned on the balances at September 30, 2016 and December 31, 2015 was 0.5%.

The Company classifies its investment securities as available-for-sale or held-to-maturity. Currently all securities are classified as available-for-sale. Securities classified as available-for-sale may be sold to implement the Company's asset/liability management strategies and in response to changes in interest rates, prepayment rates and similar factors.

Deposits. Deposits totaled $581.4 million at September 30, 2016, an increase of $54.1 million from $527.3 million at December 31, 2015. Increases included $29.3 million in non-interest bearing demand deposits, $20.0 million in savings and money market accounts and $7.5 million in NOW accounts. Time deposits declined by $2.7 million. The Company continues to manage the mix of its deposits consistent with its identity as a community bank serving the financial needs of its customers.

The following table shows the distribution of deposits by type at September 30, 2016 and December 31, 2015.

(dollars in thousands)	Balance at End of Period	Percent of Deposits in Each Category to Total Deposits	Balance at End of Period	Percent of Deposits in Each Category to Total Deposits
	9/30/16	9/30/16	12/31/15	12/31/15
Non-interest bearing	$238,312	41.0%	$209,044	39.6%
NOW	98,724	17.0%	91,225	17.3%
Money Market	56,568	9.7%	48,848	9.3%
Savings	138,227	23.8%	125,896	23.9%
Time	49,590	8.5%	52,263	9.9%
Total Deposits	$581,421	100%	$527,276	100%

Deposits represent the Bank's primary source of funds. Deposits are primarily core deposits in that they are demand, savings and time deposits generated from local businesses and individuals. These sources are considered to be relatively stable, long-term relationships thereby enhancing steady growth of the deposit base without major fluctuations in overall deposit balances. The Company experiences, to a small degree, some seasonality with the slower growth period between November through April, and the higher growth period from May through October. In order to assist in meeting any funding demands, the Company maintains a secured borrowing arrangement with the FHLB. There were no brokered deposits at September 30, 2016 or December 31, 2015.

Short-term Borrowing Arrangements. The Company is a member of the FHLB and can borrow up to $105 million from the FHLB secured by commercial and residential mortgage loans with carrying values totaling $187 million. The Company is required to hold FHLB stock as a condition of membership. At September 30, 2016 and December 31, 2015, the Company held $2,438,000 and $2,380,000, respectively of FHLB stock which is recorded as a component of other assets. Based on the Company’s stock holdings at September 30, 2016, the Company can borrow up to $90.3 million. To borrow the $105 million in available credit the Company would need to purchase $410 thousand in additional FHLB stock. In addition to its FHLB borrowing line, the Company has unsecured short-term borrowing agreements with three of its correspondent banks in the amounts of $20 million, $11 million and $10 million. There were no outstanding borrowings to the FHLB or the correspondent banks under these agreements at September 30, 2016 and December 31, 2015.

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

On October 1, 2015, the Company and the borrower further modified the Note to (1) extend the maturity date to October 1, 2016, (2) reduce the maximum principal amount to $2.5 million and (3) change the interest rate to U.S. "Prime Rate" plus one-half percent per annum. This note was renewed on October 1, 2016 with the following changes in terms:

1.)	The maturity date was extended to October 1, 2017
2.)	The maximum amount outstanding at any one time on this note and the term loan described below cannot exceed $5 million.

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

Under the Term Loan and the Note, the Bank is subject to several negative and affirmative covenants similar to the covenants under the original Note but in several cases less restrictive. Additional covenant modifications were made on renewal of the Note on October 1, 2016. The Bank was in compliance with all such covenants related to the Note and the Term Loan at September 30, 2016 and December 31, 2015. Interest expense related to the Note and the Term Loan for the nine months ended September 30, 2016 and 2015 totaled $108 thousand and $106 thousand, respectively. The ending balance of the Note at December 31, 2014 was $1,000,000. There was no balance outstanding on the Note at December 31, 2015 or September 30, 2016. On April 21, 2016 Plumas Bancorp made a $2 million payment on the Term Loan. The payment was funded through a $3 million dividend from Plumas Bank. The balance of the Term Loan was $2,500,000 and $4,875,000 at September 30, 2016 and December 31, 2015, respectively.

Repurchase Agreements. In 2011 the Bank introduced a new product for its larger business customers which use repurchase agreements as an alternative to interest-bearing deposits. The balance in this product at September 30, 2016 was $8.2 million, an increase of $0.5 million from the December 31, 2015 balance of $7.7 million. Interest paid on this product is similar to that which is paid on the Bank’s premium money market account; however, these are not deposits and are not FDIC insured.

Subordinated Debentures. On April 15, 2013 the Company issued a $7.5 million subordinated debenture (“subordinated debt”). The subordinated debt was issued to an unrelated third-party pursuant to a subordinated debenture purchase agreement, subordinated debenture note, and stock purchase warrant. On April 16, 2015 the Company paid off the subordinated debt. Interest expense related to the subordinated debt for the nine months ended September 30, 2015 was $219,000.

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

Junior Subordinated Deferrable Interest Debentures. Plumas Statutory Trust I and II are business trust subsidiaries formed by the Company with capital of $317,000 and $165,000, respectively, for the sole purpose of issuing trust preferred securities fully and unconditionally guaranteed by the Company.

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

Trust I’s Subordinated Debentures mature on September 26, 2032, bear a current interest rate of 4.26% (based on 3-month LIBOR plus 3.40%), with repricing and payments due quarterly. Trust II’s Subordinated Debentures mature on September 28, 2035, bear a current interest rate of 2.33% (based on 3-month LIBOR plus 1.48%), with repricing and payments due quarterly. The interest rate of the Trust Preferred Securities issued by Trust I adjust on each quarterly anniversary date to equal the 3-month LIBOR plus 3.40%. The Trust Preferred Securities issued by Trust II adjust on each quarterly anniversary date to equal the 3-month LIBOR plus 1.48%. Both Trusts I and II have the option to defer payment of the distributions for a period of up to five years, as long as the Company is not in default on the payment of interest on the Subordinated Debentures.

Interest expense recognized by the Company for the nine months ended September 30, 2016 and 2015 related to the junior subordinated debentures was $255,000 and $227,000, respectively.

Capital Resources

Shareholders’ equity increased by $5.8 million from $42.5 million at December 31, 2015 to $48.3 million at September 30, 2016. The $5.8 million increase was related to earnings during the nine month period of $5.4 million, an increase in net unrealized gains on investment securities of $1.1 million and an increase of $0.2 million representing stock option activity. The items were partially offset by the repurchase of a portion of the warrant as descripted previously.

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

On October 20, 2016 the Company announced that its Board of Directors approved the reinstatement of a semi-annual cash dividend. The dividend in the amount of $0.10 per share will be payable on November 21, 2016 to shareholders of record at the close of business day on November 7, 2016.

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

The following table sets forth the Bank's actual capital amounts and ratios (dollar amounts in thousands):

			Amount of Capital Required
					To be Well-Capitalized
			For Capital		Under Prompt
	Actual		Adequacy Purposes		Corrective Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
September 30, 2016
Common Equity Tier 1 Ratio	$58,796	12.1%	$21,877	4.5%	$31,599	6.5%
Tier 1 Leverage Ratio	58,796	9.3%	25,196	4.0%	31,495	5.0%
Tier 1 Risk-Based Capital Ratio	58,796	12.1%	29,169	6.0%	38,892	8.0%
Total Risk-Based Capital Ratio	64,880	13.3%	38,892	8.0%	48,615	10.0%

December 31, 2015
Common Equity Tier 1 Ratio	$56,300	12.7%	$19,908	4.5%	$28,756	6.5%
Tier 1 Leverage Ratio	56,300	9.4%	23,999	4.0%	29,999	5.0%
Tier 1 Risk-Based Capital Ratio	56,300	12.7%	26,544	6.0%	35,392	8.0%
Total Risk-Based Capital Ratio	61,839	14.0%	35,392	8.0%	44,240	10.0%

Management believes that Plumas Bank currently meets all its capital adequacy requirements.

The current and projected capital positions of the Bank and the impact of capital plans and long-term strategies are reviewed regularly by management. The Company policy is to maintain the Bank’s ratios above the prescribed well-capitalized ratios at all times.

Off-Balance Sheet Arrangements

Loan Commitments. In the normal course of business, there are various commitments outstanding to extend credits that are not reflected in the financial statements. Commitments to extend credit and letters of credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Annual review of commercial credit lines, letters of credit and ongoing monitoring of outstanding balances reduces the risk of loss associated with these commitments. As of September 30, 2016, the Company had $87.5 million in unfunded loan commitments and $625 thousand in letters of credit. This compares to $83.0 million in unfunded loan commitments and $265 thousand in letters of credit at December 31, 2015. Of the $87.5 million in unfunded loan commitments, $48.9 million and $38.6 million represented commitments to commercial and consumer customers, respectively. Of the total unfunded commitments at September 30, 2016, $46.5 million were secured by real estate, of which $18.3 million was secured by commercial real estate and $28.2 million was secured by residential real estate in the form of equity lines of credit. The commercial loan commitments not secured by real estate primarily represent business lines of credit, while the consumer loan commitments not secured by real estate primarily represent revolving credit card lines and overdraft protection lines. Since some of the commitments are expected to expire without being drawn upon the total commitment amounts do not necessarily represent future cash requirements.

Operating Leases. The Company leases two depository branches and four lending offices and two non-branch automated teller machine locations. Total rental expenses under all operating leases were $234,000 and $181,000 during the nine months ended September 30, 2016 and 2015, respectively. The increase in rental expense in 2016 mostly relates to the rental of our Redding, California Branch. The expiration dates of the leases vary, with the first such lease expiring during 2016 and the last such lease expiring during 2021.

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

The Company is a member of the FHLB and can borrow up to $105 million from the FHLB secured by commercial and residential mortgage loans with carrying values totaling $187 million. See “Short-term Borrowing Arrangements” for additional information on our FHLB borrowing capacity. In addition to its FHLB borrowing line, the Company has unsecured short-term borrowing agreements with three of its correspondent banks in the amounts of $20 million, $11 million and $10 million. There were no outstanding borrowings under the FHLB or the correspondent bank borrowing lines at September 30, 2016 or December 31, 2015.

Customer deposits are the Company’s primary source of funds. Total deposits were $581.4 million at September 30, 2016, an increase of $54.1 million from $527.3 million at December 31, 2015. Deposits are held in various forms with varying maturities. The Company’s securities portfolio, Federal funds sold, FHLB advances, and cash and due from banks serve as the primary sources of liquidity, providing adequate funding for loans during periods of high loan demand. During periods of decreased lending, funds obtained from the maturing or sale of investments, loan payments, and new deposits are invested in short-term earning assets, such as cash held at the FRB, Federal funds sold and investment securities, to serve as a source of funding for future loan growth. Management believes that the Company’s available sources of funds, including borrowings, will provide adequate liquidity for its operations in the foreseeable future.

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a smaller reporting company we are not required to provide the information required by this item.

ITEM 4.   CONTROLS AND PROCEDURES

The Company's Chief Executive Officer and Chief Financial Officer, based on their evaluation of the Company's disclosure controls and procedures as of the end of the Company’s fiscal quarter ended September 30, 2016 (as defined in Exchange Act Rule 13a—15(e), have concluded that the Company's disclosure controls and procedures are adequate and effective for purposes of Rule 13a—15(e) in timely alerting them to material information relating to the Company required to be included in the Company's filings with the SEC under the Securities Exchange Act of 1934.

There were no changes in internal control over financial reporting during the fiscal quarter ended September 30, 2016 that have materially affected, or are reasonably likely to materially affect, the registrant's internal control over financial reporting.

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

11	Computation of per share earnings appears in the attached 10-Q under Plumas Bancorp and Subsidiary Notes to Condensed Consolidated Financial Statements as Footnote 6 – Earnings Per Share.

31.1*	Rule 13a-14(a) [Section 302] Certification of Principal Financial Officer dated November 2, 2016.

31.2*	Rule 13a-14(a) [Section 302] Certification of Principal Executive Officer dated November 2, 2016.

32.1*	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 dated November 2, 2016.

32.2*	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 dated November 2, 2016.

101.INS*	XBRL Instance Document.

101.SCH*	XBRL Taxonomy Schema.

101.CAL*	XBRL Taxonomy Calculation Linkbase.

101.DEF*	XBRL Taxonomy Definition Linkbase.

101.LAB*	XBRL Taxonomy Label Linkbase.

101.PRE*	XBRL Taxonomy Presentation Linkbase.
*	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PLUMAS BANCORP (Registrant)
Date: November 2, 2016
/s/ Richard L. Belstock
Richard L. Belstock Chief Financial Officer

/s/ Andrew J. Ryback
Andrew J. Ryback Director, President and Chief Executive Officer