Form 10-K
period 2016-12-31
PLUMAS BANCORP
filed 2017-03-17
CIK 1168455

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2016

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

As of June 30, 2016 the aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant was approximately $38.5 million, based on the closing price reported to the Registrant on June 30, 2016 of $9.01 per share.

Shares of Common Stock held by each officer and director have been excluded in that such persons may be deemed to be affiliates.  This determination of the affiliate status is not necessarily a conclusive determination for other purposes.

The number of shares of Common Stock of the registrant outstanding as of March 13, 2017 was 4,921,660.

Documents Incorporated by Reference:   Portions of the definitive proxy statement for the 2017 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission pursuant to SEC Regulation 14A are incorporated by reference in Part III, Items 10-14.

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

ITEM 1. BUSINESS

General

The Company.  Plumas Bancorp is a California corporation registered as a bank holding company under the Bank Holding Company Act of 1956, as amended, and is headquartered in Quincy, California.  The Company was incorporated in January 2002 and acquired all of the outstanding shares of Plumas Bank (the “Bank”) in June 2002.  The Company’s principal subsidiary is the Bank, and the Company exists primarily for the purpose of holding the stock of the Bank and of such other subsidiaries it may acquire or establish.  At the present time, the Company’s only other subsidiaries are Plumas Statutory Trust I and Plumas Statutory Trust II, which were formed in 2002 and 2005 solely to facilitate the issuance of trust preferred securities.

The Company’s principal source of income is dividends from the Bank, but the Company may explore supplemental sources of income in the future.  The cash outlays of the Company, including (but not limited to) the payment of dividends to shareholders, if and when declared by the Board of Directors, costs of repurchasing Company common stock and the cost of servicing debt will generally be paid from dividends paid to the Company by the Bank.

At December 31, 2016, the Company had consolidated assets of $658 million, deposits of $582 million, other liabilities of $28 million and shareholders’ equity of $48 million.  The Company’s other liabilities include $10.3 million in junior subordinated deferrable interest debentures and a $2.4 million note payable. These items are described in detail later in this section.

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

The Bank. The Bank is a California state-chartered bank that was incorporated in July 1980 and opened for business in December 1980.  The Bank is not a member of the Federal Reserve System. The Bank’s Administrative Office is located at 35 South Lindan Avenue, Quincy, California.  At December 31, 2016 the Bank had approximately $657 million in assets, $457 million in net loans and $583 million in deposits (including deposits of $0.3 million from the Bancorp).  It is currently the largest independent bank headquartered in Plumas County.  The Bank’s deposit accounts are insured by the Federal Deposit Insurance Corporation (the “FDIC”) up to maximum insurable amounts.

The Bank’s primary service area covers the Northeastern portion of California, with Lake Tahoe to the south and the Oregon border to the north. The Bank, through its twelve branch network, serves Washoe County in Nevada and the seven contiguous California counties of Plumas, Nevada, Sierra, Placer, Lassen, Modoc and Shasta. The branches are located in the California communities of Quincy, Portola, Greenville, Truckee, Fall River Mills, Alturas, Susanville, Chester, Tahoe City, Kings Beach and Redding; in addition, during December, 2015 the Bank opened a branch in Reno, Nevada. The Bank maintains sixteen automated teller machines (“ATMs”) tied in with major statewide and national networks. In addition to its branch network, the Bank operates lending offices specializing in government-guaranteed lending in Auburn, California Seattle, Washington and Phoenix, Arizona and commercial/agricultural lending offices located in Chico, California and Klamath Falls, Oregon. The Bank’s primary business is servicing the banking needs of these communities. Its marketing strategy stresses its local ownership and commitment to serve the banking needs of individuals living and working in the Bank’s primary service areas.

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

The Bank’s government-guaranteed lending center headquartered in Auburn, California with additional personnel in Truckee, California, Seattle, Washington and Phoenix, Arizona, provide Small Business Administration (SBA) and USDA Rural Development loans to qualified borrowers throughout Northern California, Washington, Arizona, Oregon and Northern Nevada.  During 2007 the Bank was granted nationwide Preferred Lender status with the U.S. Small Business Administration and we expect government-guaranteed lending to continue to be an important part of our overall lending operation. During 2016 proceeds from the sale of government-guaranteed loans totaled $30.7 million and we generated a gain on sale of $1.8 million. During 2015 proceeds from the sale of government-guaranteed loans totaled $29.4 million and we generated a gain on sale of $1.9 million.

The Agricultural Credit Centers located in Susanville, Chico, and Alturas, California and Klamath Falls, Oregon provide a complete line of credit services in support of the agricultural activities which are key to the continued economic development of the communities we serve.  “Ag lending” clients include a full range of individual farming customers, small to medium-sized business farming organizations and corporate farming units.

As of December 31, 2016, the principal areas to which we have directed our lending activities, and the percentage of our total loan portfolio comprised by each, were as follows: (i) commercial real estate – 49.0%; (ii) commercial and industrial loans – 9.0%; (iii) consumer loans (including residential equity lines of credit and automobile loans) – 21.6%; (iv) agricultural loans (including agricultural real estate loans) – 11.1%; (v) residential real estate – 4.6%; and (vi) construction and land development – 4.7% .

In addition to the lending activities noted above, we offer a wide range of deposit products for the retail and commercial banking markets including checking, interest-bearing and premium interest-bearing checking, business sweep, public funds sweep, savings, time deposit and retirement accounts, as well as remote deposit, telephone and mobile banking, including mobile deposit, and internet banking with bill-pay options. Interest bearing deposits include high yield sweep accounts designed for our commercial customers and for public entities such as municipalities. As of December 31, 2016, the Bank had 30,591 deposit accounts with balances totaling approximately $583 million, compared to 29,518 deposit accounts with balances totaling approximately $528 million at December 31, 2015.  We attract deposits through our customer-oriented product mix, competitive pricing, convenient locations, mobile and internet banking and remote deposit operations, all provided with a high level of customer service.

Most of our deposits are attracted from individuals, business-related sources and smaller municipal entities.  This mix of deposit customers resulted in a relatively modest average deposit balance of approximately $19.0 thousand at December 31, 2016. However, it makes us less vulnerable to adverse effects from the loss of depositors who may be seeking higher yields in other markets or who may otherwise draw down balances for cash needs.

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

The Bank has devoted a substantial amount of time and capital to the improvement of existing Bank services. We added mobile banking services during the first quarter of 2010. During 2015 we enhanced our mobile banking services and began offering mobile deposit services. During the first quarter of 2012 we replaced our ATMs with new state of the art machines that are ADA compliant and capable of accepting check and cash deposits without a deposit envelope.

The officers and employees of the Bank are continually engaged in marketing activities, including the evaluation and development of new products and services, to enable the Bank to retain and improve its competitive position in its service area.

We hold no patents or licenses (other than licenses required by appropriate bank regulatory agencies or local governments), franchises, or concessions.  Our business has a modest seasonal component due to the heavy agricultural and tourism orientation of some of the communities we serve.  We are not dependent on a single customer or group of related customers for a material portion of our deposits. The Company's management has established loan concentration guidelines as a percentage of capital and evaluates loan concentration levels within a single industry or group of related industries on quarterly basis, or more frequently as loan conditions change. There has been no material effect upon our capital expenditures, earnings, or competitive position as a result of federal, state, or local environmental regulation.

Commitment to our Communities. The Board of Directors and Management believe that the Company plays an important role in the economic well-being of the communities it serves. Our Bank has a continuing responsibility to provide a wide range of lending and deposit services to both individuals and businesses. These services are tailored to meet the needs of the communities served by the Company and the Bank.

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

Recent Developments. On July 31, 2015 the Bank completed its acquisition of the Redding, California, branch of Rabobank N.A. The transaction included the acquisition of approximately $10 million in deposits. The branch, located at 1335 Hilltop Dr. in Redding, now operates as a branch of the Bank. The Bank has consolidated its Civic Center Drive branch into this location. The Civic Center Drive facility was sold to an unrelated third party in December, 2015. In December, 2015 the Bank opened a  full-service branch located at 5050 Meadowood Mall Circle, Reno, Nevada. This is the Bank’s first branch location outside of California. Also in December, 2015 the Bank opened a SBA lending office in Scottsdale, Arizona. In September, 2016 we relocated this office to Phoenix, Arizona. In March, 2016 we opened a SBA lending office in Seattle, Washington.

On October 20, 2016 the Company announced that its Board of Directors approved the reinstatement of a semi-annual cash dividend. The dividend, in the amount of $0.10 per share, was paid on November 21, 2016 to shareholders of record at the close of business day on November 7, 2016.

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

The subordinated debt had an interest rate of 7.5% per annum and a term of 8 years with no prepayment allowed during the first two years and was made in conjunction with an eight-year warrant to purchase up to 300,000 shares of the Bancorp’s common stock at an exercise price, subject to anti-dilution adjustments, of $5.25 per share. In May of 2016 the Company repurchased a portion of the warrant, representing the right to purchase 150,000 shares of the registrant’s common stock at a cost of $862,000. The remaining warrant represents the right to purchase 150,000 shares of Plumas Bancorp common stock at an exercise price of $5.25 per share. Interest expense related to the subordinated debt for the years ended December 31, 2016, 2015 and 2014 totaled $0, $219,000 and $756,000, respectively.

Promissory Note. The Company has a $2.4 million note payable outstanding at December 31, 2016 with an unrelated commercial bank. In addition, the Company has the ability to borrow an additional $2.6 million from this same bank under a line of credit agreement. There were no outstanding borrowings on the line of credit at December 31, 2016. See “ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – Financial Condition – Note Payable” for detail information related to these borrowing agreements.

Business Concentrations.  No individual or single group of related customer accounts is considered material in relation to the Bank's assets or deposits, or in relation to our overall business. However, at December 31, 2016 approximately 72% of the Bank's total loan portfolio consisted of real estate-secured loans, including real estate mortgage loans, real estate construction loans, consumer equity lines of credit, and agricultural loans secured by real estate. Moreover, our business activities are currently focused in the California counties of Plumas, Nevada, Placer, Lassen, Modoc, Shasta and Sierra and Washoe County in Nevada. Consequently, our results of operations and financial condition are dependent upon the general trends in these economies and, in particular, the residential and commercial real estate markets. In addition, the concentration of our operations in these areas of California and Nevada exposes us to greater risk than other banking companies with a wider geographic base in the event of catastrophes, such as earthquakes, fires and floods in these regions in California and Nevada.

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

Currently, within towns in which the Bank has a branch there are 106 banking branch offices of competing institutions (excluding credit unions, but including savings banks), including 71 branches of 10 banks having assets in excess of $10 billion. As of June 30, 2016, the FDIC estimated the Bank’s market share of insured deposits within the communities it serves to be as follows: Greenville and Portola 100%, Chester 64%, Alturas 63%, Quincy 53%,  Fall River Mills 34%, Kings Beach 29%, Susanville 28%, Truckee 15%, Tahoe City 12%, Redding 1% and Reno less than 1%.

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

For many years we have countered rising competition by providing our own style of community-oriented, personalized service.  We rely on local promotional activity, personal contacts by our officers, directors, employees, and shareholders, automated 24-hour banking, and the individualized service that we can provide through our flexible policies.  This approach appears to be well-received by our customers who appreciate a more personal and customer-oriented environment in which to conduct their financial transactions.  To meet the needs of customers who prefer to bank electronically, we offer telephone banking, mobile banking, remote deposit, mobile deposit and internet banking with bill payment capabilities.  This high tech and high touch approach allows the customers to tailor their access to our services based on their particular preference.

Employees. At December 31, 2016, the Company and its subsidiary employed 155 persons. On a full-time equivalent basis, we employed 142 persons. None of the Company’s employees are represented by a labor union, and management considers its relations with employees to be good.

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

In July, 2013, the federal bank regulatory agencies approved the final rules implementing the Basel Committee on Banking Supervision’s capital guidelines for U.S. banks, sometimes called “Basel III”. The phase-in period for the final rules began in 2015, with certain of the rules’ requirements phased in over a multi-year schedule. Under the final rules minimum requirements increased for both the quantity and quality of capital held by the Company and the Bank. The new capital rules include a new minimum “common equity Tier 1” ratio of 4.5%, a Tier 1 capital ratio of 6.0% (increased from 4.0%), a total risk-based capital ratio of 8.0%, and a minimum leverage ratio of 4.0% (calculated as Tier 1 capital to average consolidated assets). The effective date of these requirements was January 1, 2015. In addition, the new capital rules include a capital conservation buffer of 2.5% above each of these levels (to be phased in over three years which beginning at 0.625% on January 1, 2016 and increasing by that amount on each subsequent January 1, until reaching 2.5% on January 1, 2019) will be required for banking institutions to avoid restrictions on their ability to pay dividends, repurchase stock or pay discretionary bonuses. Including the capital conservation buffer of 2.5%, the New Capital Rules would result in the following minimum ratios to be considered well capitalized: (i) a Tier 1 capital ratio of 8.5%, (ii) a common equity Tier 1 capital ratio of 7.0%, and (iii) a total capital ratio of 10.5%. The final rules also implement strict eligibility criteria for regulatory capital instruments.

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

Dividends from the Bank to the Company are restricted under California law to the lesser of the Bank's retained earnings or the Bank's net income for the latest three fiscal years, less dividends previously declared during that period, or, with the approval of the DBO, to the greater of the retained earnings of the Bank, the net income of the Bank for its last fiscal year, or the net income of the Bank for its current fiscal year. As of December 31, 2016, the maximum amount available for dividend distribution under this restriction was approximately $9.9 million. In addition the Company’s ability to pay dividends is subject to certain covenants contained in the indentures relating to the trust preferred securities issued by the Company’s business trust subsidiaries.

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

Federal Deposit Insurance. In addition to supervising and regulating state chartered non-member banks, the FDIC insures the Bank’s deposits, up to prescribed statutory limits, through the Deposit Insurance Fund (the “DIF”), currently $250,000 per depositor per institution. The DIF is funded primarily by FDIC assessments paid by each DIF member institution. The amount of FDIC assessments paid by each DIF member institution is based on its relative risk of default as measured by regulatory capital ratios and other supervisory factors. The Bank’s FDIC insurance expense totaled $255 thousand for 2016.

Additionally, all FDIC-insured institutions are required to pay assessments to the FDIC to fund interest payments on bonds issued by the Financing Corporation (“FICO”), an agency of the Federal government established to recapitalize the predecessor to the DIF. The Bank’s FICO assessments totaled $30 thousand for 2016. These assessments will continue until the FICO bonds mature in 2017 through 2019.

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

Consumer Protection Laws and Regulations. The banking regulatory agencies are focusing greater attention on compliance with consumer protection laws and their implementing regulations. Examination and enforcement have become more intense in nature, and insured institutions have been advised to monitor carefully compliance with such laws and regulations. The Company is subject to many federal and state consumer protection and privacy statutes and regulations, including but not limited to the following:

●

The Equal Credit Opportunity Act generally prohibits discrimination in any credit transaction, whether for consumer or business purposes, on the basis of race, color, religion, national origin, sex, marital status, age (except in limited circumstances), receipt of income from public assistance programs, or good faith exercise of any rights under the Consumer Credit Protection Act.

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

●

The Right to Financial Privacy Act imposes a new requirement for financial institutions to provide new privacy protections to consumers. Financial institutions must provide disclosures to consumers of its privacy policy, and state the rights of consumers to direct their financial institution not to share their nonpublic personal information with third parties.

●

The Real Estate Settlement Procedures Act (“RESPA”) requires lenders to provide noncommercial borrowers with disclosures regarding the nature and cost of real estate settlements. Also, RESPA prohibits certain abusive practices, such as kickbacks, and places limitations on the amount of escrow accounts.

Penalties for noncompliance or violations under the above laws may include fines, reimbursement and other penalties. Due to heightened regulatory expectations related to compliance generally, the Company may incur additional compliance costs.

The Dodd-Frank Act created a new, independent federal agency called the Consumer Financial Protection Bureau ("CFPB"), which is granted broad rulemaking, supervisory and enforcement powers under various federal consumer financial protection laws. The CFPB has examination and primary enforcement authority with respect to depository institutions with $10 billion or more in assets. Smaller institutions, including the Bank, will be subject to rules promulgated by the CFPB but will continue to be examined and supervised by federal banking regulators for consumer compliance purposes. .

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

As of December 31, 2016, approximately 72% of the Company’s total loan portfolio is secured by real estate, the majority of which is commercial real estate. Increases in commercial and consumer delinquency levels or declines in real estate market values would require increased net charge-offs and increases in the allowance for loan losses, which could have a material adverse effect on the Company’s business, financial condition and results of operations and prospects.

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

Drought conditions in California could have an adverse impact on the Company’s business.

In recent years, California has experienced a severe drought, though much of California has recently experienced significant rain during 2016 and the beginning of 2017. A significant portion of the Company’s borrowers are involved in or are dependent on the agricultural industry in California, which requires water. As of December 31, 2016, approximately 11% of the Company’s loans were categorized as agricultural loans. As a result of the drought, there have been governmental proposals concerning the distribution or rationing of water. If the amount of water available to agriculture becomes scarcer due to drought or rationing, growers may not be able to continue to produce agricultural products profitably, which could force some out of business. Although many of the Company’s customers are not directly involved in agriculture, they could be impacted by difficulties in the agricultural industry because many jobs and businesses in the Company’s market areas are related to the production of agricultural products. Therefore, the drought could adversely impact the Company’s loan portfolio, business, financial condition and results of operations.

The Company faces substantial competition from larger banks and other financial institutions.

The Company faces substantial competition for deposits and loans. Competition for deposits primarily comes from other commercial banks, savings institutions, thrift and loan associations, money market and mutual funds and other investment alternatives. Competition for loans comes from other commercial banks, savings institutions, credit unions, mortgage banking firms, thrift and loan associations and other financial intermediaries. Larger competitors, by virtue of their larger capital resources, have substantially greater lending limits and marketing resources than the Company. In addition, they have greater resources and may be able to offer longer maturities or lower rates. The Company’s competitors may also provide certain services for their customers, including trust and international banking that the Company is only able to offer indirectly through correspondent relationships. Ultimately, competition can reduce the Company’s profitability, as well as make it more difficult to increase the size of its loan portfolio and deposit base.

There are risks associated with the Company’s growth strategy.

During the past two years, the Company completed the purchase and assumption of a branch office in Redding, California, opened a branch office in Reno, Nevada and established loan production offices in Phoenix, Arizona, Seattle Washington and Klamath Falls Oregon. The Company may engage in additional acquisition activity and open additional offices in the future to expand the Company’s markets or further its growth strategy. There is no assurance that future acquisitions or offices will be successful. Further, growth may strain the Company’s administrative, managerial, financial and operational resources and increase demands on its systems and controls. If the Company pursues its growth strategy too aggressively, fails to attract qualified personnel, control costs or maintain asset quality, or if factors beyond management’s control divert attention away from its business operations, the Company’s pursuit of its growth strategy could have a material adverse impact on its existing business.

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

Although the Company’s common stock is traded on the Nasdaq Stock Market, trading volume to date has been relatively modest. The limited trading market for the Company’s common stock may lead to exaggerated fluctuations in market prices and possible market inefficiencies compared to more actively traded securities. It may also make it more difficult for investors to sell the Company’s common stock at desired prices, especially for holders seeking to dispose of a large number of shares of stock.

The Company depends primarily on the operations of the Bank to repay its indebtedness and fund its operations. The Company’s ability to pay any dividends or repurchase any of its shares in the future will also depend on the success of the Bank’s operations.

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

Most of the Company’s offices are located in California. Also, most of the real and personal properties securing the Company’s loans are located in California. California is prone to earthquakes, brush fires, flooding and other natural disasters. In addition to possibly sustaining damage to its own properties, if there is a major earthquake, brush fires, flood or other natural disaster, the Company faces the risk that many of the Company’s borrowers may experience uninsured property losses, or sustained job interruption and/or loss which may materially impair their ability to meet the terms of their loan obligations. Therefore, a major earthquake, brush fire, flood or other natural disaster in California could have a material adverse effect on the Company’s business, financial condition, results of operations and cash flows.

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2. PROPERTIES

Of the Company’s twelve depository branches, ten are owned and two are leased. The Company also leases five lending offices and owns four administrative facilities.

Owned Properties
35 South Lindan Avenue	32 Central Avenue	80 W. Main St.
Quincy, California (1)	Quincy, California (1)	Quincy, California (1)

424 N. Mill Creek	336 West Main Street	120 North Pine Street
Quincy, California (1)	Quincy, California	Portola, California

43163 Highway 299E	121 Crescent Street	255 Main Street
Fall River Mills, California	Greenville, California	Chester, California

510 North Main Street	3000 Riverside Drive	8475 North Lake Boulevard
Alturas, California	Susanville, California	Kings Beach, California

11638 Donner Pass Road	5050 Meadowood Mall Circle
Truckee, California	Reno, Nevada

Leased Properties
243 North Lake Boulevard	1335 Hilltop Drive	470 Nevada St., Suite 108
Tahoe City, California	Redding, California	Auburn, California (2)

2730 Agua Fria Freeway, Ste. 100	2585 Ceanothus Avenue, Suite 173	107 S. 7th St. (3)
Phoenix, Arizona (2)	Chico, CA (3)	Klamath Falls, OR

1601 5th Ave., Ste. 1100 (2)
Seattle WA

(1) Non-branch administrative or credit administrative offices.

(2) SBA lending office.

(3) Commercial lending office.

Total rental expenses under all leases totaled $276,000, $233,000 and $192,000, in 2016, 2015 and 2014 respectively. The expiration dates of the leases vary, with the first such lease expiring during 2017 and the last such lease expiring during 2021.

Future minimum lease payments are as follows:

Year Ending December 31,
2017	$275,000
2018	219,000
2019	206,000
2020	209,000
2021	187,000
$1,096,000

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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCK- HOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

The Company’s common stock is quoted on the NASDAQ Capital Market under the ticker symbol "PLBC". As of December 31, 2016, there were 4,896,875 shares of the Company’s common stock outstanding held by approximately 1,400 shareholders of record as of the same date. The following table shows the high and low sales prices for the common stock, for each quarter as reported by Yahoo Finance.

Quarter	Common Dividends per share	High	Low
4th Quarter 2016	$0.10	$19.23	$10.00
3rd Quarter 2016	-	$10.39	$8.75
2nd Quarter 2016	-	$9.75	$8.60
1st Quarter 2016	-	$9.46	$8.20

4th Quarter 2015	-	$9.35	$8.50
3rd Quarter 2015	-	$10.23	$8.04
2nd Quarter 2015	-	$10.00	$8.77
1st Quarter 2015	-	$10.00	$7.73

It is the policy of the Company to periodically distribute excess retained earnings to the shareholders through the payment of cash dividends. Such dividends help promote shareholder value and capital adequacy by enhancing the marketability of the Company’s stock. All authority to provide a return to the shareholders in the form of a cash or stock dividend or split rests with the Board of Directors (the “Board). The Board will periodically, but on no regular schedule and in accordance with regulatory restrictions, if any, reviews the appropriateness of a cash dividend payment. On October 20, 2016 the Company announced that its Board of Directors approved the reinstatement of a semi-annual cash dividend. The dividend, in the amount of $0.10 per share, was paid on November 21, 2016 to shareholders of record at the close of business day on November 7, 2016. No common cash dividends were paid in 2015.

The Company is subject to various restrictions on the payment of dividends. See Note 12 “Shareholders’ Equity – Dividend Restrictions” of the Company’s Consolidated Financial Statements in Item 8 – Financial Statements and Supplementary Data of this Annual Report on Form 10K.

Securities Authorized for Issuance under Equity Compensation Plans. The following table sets forth securities authorized for issuance under equity compensation plans as of December 31, 2016.

Plan Category	Number of securities to be issued upon exercise of outstanding options	Weighted-average exercise price of outstanding options	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	274,693	$6.21	298,400
Equity compensation plans not approved by security holders	None	Not Applicable.	None
Total	274,693	$6.21	298,400

For additional information related to the above plans see Note 12 of the Company’s Consolidated Financial Statements in Item 8 – Financial Statements and Supplementary Data of this Annual Report on Form 10K.

Issuer Purchases of Equity Securities. There were no purchases of Plumas Bancorp common stock by the Company during 2016 or 2015.

ITEM 6. SELECTED FINANCIAL DATA

The following table presents a summary of selected financial data and should be read in conjunction with the Company’s consolidated financial statements and notes thereto included under Item 8 – Financial Statements and Supplementary Data.

	At or for the year ended December 31,
	2016	2015	2014	2013	2012
	(dollars in thousands except per share information)
Statement of Income
Interest income	$25,100	$22,615	$21,147	$19,460	$18,425
Interest expense	1,023	1,204	1,693	1,534	1,274
Net interest income	24,077	21,411	19,454	17,926	17,151
Provision for loan losses	800	1,100	1,100	1,400	2,350
Noninterest income	7,652	7,715	7,315	6,642	6,596
Noninterest expense	18,696	18,491	17,845	17,570	18,377
Provision for income taxes	4,759	3,717	3,086	2,167	1,070
Net income	$7,474	$5,818	$4,738	$3,431	$1,950
Discount on redemption of Preferred Stock	$-	$-	$-	$565	$-
Preferred Stock dividends and discount accretion	-	-	-	347	684
Net income available to common shareholders	$7,474	$5,818	$4,738	$3,649	$1,266
Balance sheet (end of period)
Total assets	$657,975	$599,286	$538,862	$515,725	$477,802
Total loans	$461,123	$400,971	$370,390	$338,551	$315,057
Allowance for loan losses	$6,549	$6,078	$5,451	$5,517	$5,686
Total deposits	$582,353	$527,276	$467,891	$449,439	$411,562
Total common equity	$47,994	$42,496	$36,497	$30,593	$29,995
Total shareholders’ equity	$47,994	$42,496	$36,497	$30,593	$41,850
Balance sheet (period average)
Total assets	$622,229	$571,990	$531,528	$497,711	$464,609
Total loans	$428,380	$386,070	$353,389	$321,210	$301,799
Total deposits	$549,416	$503,343	$464,067	$432,284	$401,110
Total shareholders’ equity	$46,488	$39,844	$33,810	$36,032	$41,023
Asset quality ratios
Nonperforming loans/total loans	0.59%	1.13%	1.79%	1.64%	4.35%
Nonperforming assets/total assets	0.53%	1.06%	1.90%	2.33%	3.98%
Allowance for loan losses/total loans	1.42%	1.52%	1.47%	1.63%	1.80%
Net loan charge-offs	$329	$473	$1,166	$1,569	$3,572
Performance ratios
Return on average assets	1.20%	1.02%	0.89%	0.69%	0.42%
Return on average common equity	16.1%	14.6%	14.0%	12.0%	4.3%
Return on average equity	16.1%	14.6%	14.0%	9.5%	4.8%
Net interest margin	4.21%	4.10%	4.05%	4.03%	4.18%
Loans to deposits	79.2%	76.0%	79.2%	75.3%	76.6%
Efficiency ratio	58.9%	63.5%	66.7%	71.5%	77.4%
Per share information
Basic earnings	$1.54	$1.21	$0.99	$0.76	$0.26
Diluted earnings	$1.47	$1.15	$0.95	$0.75	$0.26
Common cash dividends	$0.10	$0.00	$0.00	$0.00	$0.00
Book value per common share	$9.80	$8.79	$7.61	$6.39	$6.28
Common shares outstanding at period end	4,896,875	4,835,432	4,799,139	4,787,739	4,776,339
Capital ratios – Plumas Bank
Leverage ratio	9.2%	9.4%	9.8%	9.7%	10.4%
Tier 1 risk-based capital	12.1%	12.7%	13.2%	13.2%	14.1%
Total risk-based capital	13.3%	14.0%	14.4%	14.5%	15.3%

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

We are a bank holding company for Plumas Bank, a California state-chartered commercial bank. We derive our income primarily from interest received on real estate related, commercial, automobile and consumer loans and, to a lesser extent, interest on investment securities, fees received in connection with servicing deposit and loan customers and gains from the sale of government guaranteed loans. Our major operating expenses are the interest we pay on deposits and borrowings and general operating expenses. We rely on locally-generated deposits to provide us with funds for making loans.

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

Other Real Estate Owned. Other real estate owned (OREO) represents properties acquired through foreclosure or physical possession. OREO is initially recorded at fair value less costs to sell when acquired. Write-downs to fair value at the time of transfer to OREO are charged to allowance for loan losses.  Subsequent to foreclosure, we periodically evaluate the value of OREO held for sale and record a valuation allowance for any subsequent declines in fair value less selling costs.  Subsequent declines in value are charged to operations.  Fair value is based on our assessment of information available to us at the end of a reporting period and depends upon a number of factors, including our historical experience, economic conditions, and issues specific to individual properties.  Our evaluation of these factors involves subjective estimates and judgments that may change.

The following discussion is designed to provide a better understanding of significant trends related to the Company's financial condition, results of operations, liquidity and capital. It pertains to the Company's financial condition, changes in financial condition and results of operations as of December 31, 2016 and 2015 and for each of the three years in the period ended December 31, 2016. The discussion should be read in conjunction with the Company's audited consolidated financial statements and notes thereto and the other financial information appearing elsewhere herein.

Overview

The Company recorded net income of $7.5 million for the year ended December 31, 2016, an increase of $1.7 million or 29% over net income of $5.8 million during the year ended December 31, 2015. Pretax income increased by $2.7 million, or 28%, to $12.2 million in 2016 from $9.5 million during the year ended December 31, 2015.

Net interest income increased by $2.7 million to $24.1 million during 2016 from $21.4 million for the year ended December 31, 2015. This increase in net interest income resulted from an increase in interest income of $2.5 million and a decrease in interest expense of $181 thousand. Interest on loans increased by $2.2 million, interest on investment securities increased by $204 thousand and interest on other interest earning assets increased by $100 thousand. An increase of $19 thousand in interest expense on deposits was offset by a decrease in interest expense on borrowings of $200 thousand. The largest component of this decrease was a decrease of $219 thousand in interest expense related to the redemption of the Company’s $7.5 million subordinated debenture in April, 2015. The provision for loan losses was $800 thousand during 2016 and $1.1 million during 2015.

During the years ended December 31, 2016 and 2015 non-interest income totaled $7.7 million. Non-interest expense increased by $205 thousand to $18.7 million during the twelve months ended December 31, 2016, up from $18.5 million during 2015. The largest component of the increase in non-interest expense was an increase in salary and benefit expense of $163 thousand.

The provision for income taxes increased by $1.1 million from $3.7 million in 2015 to $4.8 million during the year ended December 31, 2016.

Total assets at December 31, 2016 were $658 million, an increase of $58.7 million from $599 million at December 31, 2015. This increase included increases of $4.9 million in investment securities, $59.8 million in net loans ($60.2 million in gross loans), $0.3 million in bank owned life insurance and $0.7 million in other assets exclusive of OREO. These items were partially offset by decreases of $5.5 million in cash and due from banks, $0.5 million in premises and equipment and $1.0 million in OREO.

Loan balances increased by $60.2 million, or 15%, from $401 million at December 31, 2015 to $461 million at December 31, 2016. The increase in loan balances includes $34.0 million in commercial real estate loans, $11.3 million in agricultural loans, $5.7 million in construction and land development loans, $5.2 million in automobile loans, $4.2 million in commercial loans and $4.0 million in equity lines of credits. These increases were partially offset by a decline of $4.2 million in residential real estate loans.

Total deposits increased by $55.1 million from $527 million at December 31, 2015 to $582 million at December 31, 2016. Core deposit growth remained strong in 2016 as evidenced by increases of $27.7 million in demand deposits, $21.6 million in savings accounts, $8.4 million in money market accounts and $0.1 million in interest-bearing transaction accounts. Time deposits declined by $2.7 million, much of which we attribute to migration into other types of deposits given the low rates and lack of liquidity associated with time deposits. The Company has no brokered deposits.

Total shareholders’ equity increased by $5.5 million from $42.5 million at December 31, 2015 to $48.0 million at December 31, 2016. The $5.5 million increase was related to earnings during 2016 of $7.5 million and an increase of $305 thousand representing stock option activity. These items were partially offset by a decrease in net unrealized gains on investment securities of $930 thousand, a $0.10 per share cash dividend totaling $489 thousand and the repurchase of a portion of a warrant, in May of 2016, representing the right to purchase 150,000 shares of the registrant’s common stock at a cost of $862 thousand. (See “Financial Condition – Subordinated Debentures”).

The return on average assets was 1.20% for 2016, up from 1.02% for 2015. The return on average equity was 16.1% for 2016, up from 14.6% for 2015.

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

	Year ended December 31,
	2016			2015			2014
	Average balance	Interest income/ expense	Rates earned/ paid	Average balance	Interest income/ expense	Rates earned/ paid	Average balance	Interest income/ expense	Rates earned/ paid
	(dollars in thousands)
Assets

Interest bearing deposits	$43,843	$274	0.62%	$44,302	$174	0.39%	$38,626	$137	0.35%
Investment securities(1)	99,689	1,898	1.90	91,309	1,694	1.86	87,906	1,515	1.72
Total loans (2)(3)	428,380	22,928	5.35	386,070	20,747	5.37	353,389	19,495	5.52
Total earning assets	571,912	25,100	4.39%	521,681	22,615	4.34%	479,921	21,147	4.41%
Cash and due from banks	17,494			17,332			16,323
Other assets	32,823			32,977			35,284
Total assets	$622,229			$571,990			$531,528

Liabilities and shareholders’ equity
Interest bearing demand deposits	$92,481	85	0.09%	$88,220	80	0.09%	$83,398	76	0.09%
Money market deposits	54,559	78	0.14	47,149	66	0.14	46,691	65	0.14
Savings deposits	133,304	217	0.16	119,071	191	0.16	102,664	163	0.16
Time deposits	50,788	157	0.31	54,418	181	0.33	59,063	212	0.36
Note payable	3,289	133	4.04	3,858	155	4.02	2,299	111	4.83
Subordinated debentures	-	-	-	2,150	219	10.19	7,371	756	10.26
Junior subordinated debentures	10,310	348	3.38	10,310	306	2.97	10,310	303	2.94
Other	6,423	5	0.08	6,529	6	0.09	7,529	7	0.09
Total interest bearing liabilities	351,154	1,023	0.29%	331,705	1,204	0.36%	319,325	1,693	0.53%
Noninterest bearing demand deposits	218,284			194,485			172,251
Other liabilities	6,303			5,956			6,142
Shareholders’ equity	46,488			39,844			33,810
Total liabilities and shareholders’ equity	$622,229			$571,990			$531,528
Net interest income		$24,077			$21,411			$19,454
Net interest spread (4)			4.10%			3.98%			3.88%
Net interest margin (5)			4.21%			4.10%			4.05%

(1)	Interest income is reflected on an actual basis and is not computed on a tax-equivalent basis.

(2)	Average nonaccrual loan balances of $3.8 million for 2016, $5.6 million for 2015 and $6.7 million for 2014 are included in average loan balances for computational purposes.

(3)

Loan origination fees and costs are included in interest income as adjustments of the loan yields over the life of the loan using the interest method. Loan interest income includes net loan costs of $678,000, $696,000 and $380,000 for 2016, 2015 and 2014, respectively.

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

The following table sets forth changes in interest income and interest expense, for the years indicated and the amount of change attributable to variances in volume, rates and the combination of volume and rates based on the relative changes of volume and rates:

	2016 compared to 2015 Increase (decrease) due to change in:				2015 compared to 2014 Increase (decrease) due to change in:

	Average	Average			Average	Average
	Volume(1)	Rate(2)	Mix(3)	Total	Volume(1)	Rate(2)	Mix(3)	Total
	(dollars in thousands)
Interest-earning assets:
Interest bearing deposits	$(2)	$103	$(1)	$100	$20	$15	$2	$37
Investment securities	156	44	4	204	59	116	4	179
Loans	2,274	(84)	(9)	2,181	1,803	(504)	(47)	1,252
Total interest income	2,428	63	(6)	2,485	1,882	(373)	(41)	1,468

Interest-bearing liabilities:
Interest bearing demand deposits	4	1	-	5	4	-	-	4
Money market deposits	11	1	-	12	1	-	-	1
Savings deposits	23	3	-	26	26	2	-	28
Time deposits	(12)	(13)	1	(24)	(17)	(15)	1	(31)
Note payable	(23)	1	-	(22)	75	(19)	(12)	44
Subordinated debentures	(219)	-	-	(219)	(535)	(5)	3	(537)
Junior subordinated debentures	-	42	-	42	-	3	-	3
Other borrowings	-	(1)	-	(1)	(1)	-	-	(1)
Total interest expense	(216)	34	1	(181)	(447)	(34)	(8)	(489)

Net interest income	$2,644	$29	$(7)	$2,666	$2,329	$(339)	$(33)	$1,957

(1)      The volume change in net interest income represents the change in average balance multiplied by the previous year’s rate.

(2)      The rate change in net interest income represents the change in rate multiplied by the previous year’s average balance.

(3)      The mix change in net interest income represents the change in average balance multiplied by the change in rate.

2016 compared to 2015. Net interest income is the difference between interest income and interest expense. Net interest income, on a nontax-equivalent basis, was $24.1 million for the year ended December 31, 2016, up $2.7 million, or 12.5%, from $21.4 million for 2015. The $2.7 million included an increase of $2.5 million, or 11.0% in interest income, from $22.6 million during 2015 to $25.1 million during the current year and a decrease of $181 thousand in interest expense.

Interest and fees on loans increased by $2.2 million, interest on investment securities increased by $204 thousand and interest on deposits increased by $100 thousand. The increase in interest and fees on loans was related to an increase in average loan balances partially offset by a decline in yield. Interest on investments securities benefited from both an increase in yield and an increase in average balance.

Interest and fees on loans was $22.9 million during 2016. The average loan balances were $428.4 million for 2016, up $42.3 million from the $386.1 million for 2015. The following table compares loan balances by type at December 31, 2016 and 2015.

(dollars in thousands)	Balance at End of Period	Percent of Loans in Each Category to Total Loans	Balance at End of Period	Percent of Loans in Each Category to Total Loans
	12/31/16	12/31/16	12/31/15	12/31/15
Commercial	$41,293	9.0%	$37,084	9.2%
Agricultural	51,103	11.1%	39,856	9.9%
Real estate – residential	21,283	4.6%	25,474	6.4%
Real estate – commercial	226,136	49.0%	192,095	47.9%
Real estate – construction & land development	21,904	4.7%	16,188	4.0%
Equity Lines of Credit	42,338	9.2%	38,327	9.6%
Auto	53,553	11.6%	48,365	12.1%
Other	3,513	0.8%	3,582	0.9%
Total Gross Loans	$461,123	100%	$400,971	100%

The average yield on loans was 5.35% for 2016 down slightly from 5.37% for 2015. We attribute much of the decrease in yield to price competition in our service area for commercial real estate loans mostly offset by the 25 basis point increase in the prime rate on December 17, 2015.

Interest on investment securities increased by $204 thousand as a result of an increase in yield of 4 basis points from 1.86% during 2015 to 1.90% during 2016 and an increase in average balance from $91.3 million in 2015 to $99.7 million in 2016. Interest income on interest bearing deposits, which totaled $274 thousand in 2016 and $174 thousand in 2015, primarily relates to interest on cash balances held at the Federal Reserve. The $100 thousand increase in interest on interest bearing deposits was related to an increase in yield of 23 basis points from 39 basis points in 2015 to 62 basis points in 2016 and is consistent with the increase in the average fed funds rate during these periods.

Interest expense on deposits increased by $19 thousand to $537 thousand for the twelve months ended December 31, 2016, up from $518 thousand in 2015. Interest expense on time deposits declined by $24 thousand from $181 thousand during 2015 to $157 thousand during 2016. Average time deposits declined by $3.6 million from $54.4 million during 2015 to $50.8 million during the year ended December 31, 2016. We attribute much of this decline to migration into other types of deposits given the low rates and lack of liquidity associated with time deposits. The average rate paid on time deposits decreased from 0.33% during 2015 to 0.31% during the current twelve month period. This decrease primarily relates to the maturity of higher rate time deposits.

Interest expense on NOW accounts increased by $5 thousand. Rates paid on NOW accounts averaged 0.09% during 2016 and 2015. Average balances increased by $4.3 million from 2015 to $92.5 million. Interest expense on money market accounts increased by $12 thousand to $78 thousand during the year ended December 31, 2016. Rates paid on money market accounts averaged 0.14% during 2016 and 2015. Average balances increased by $7.4 million from $47.2 million in 2015 to $54.6 million. Interest expense on savings accounts increased by $26 thousand as we continued to experience strong growth in this category of deposits. Average savings deposits increased by $14.2 million from $119.1 million during 2015 to $133.3 million during 2016. The average rate paid on savings accounts during these same periods was 16 basis points.

Interest expense on other interest-bearing liabilities decreased by $200 thousand from $686 thousand during the year ended December 31, 2015 to $486 thousand during the current twelve month period. On April 15, 2013, to help fund the repurchase of preferred stock during 2013, the Company issued a $7.5 million subordinated debenture. On April 16, 2015 we paid off the subordinated debenture resulting in a reduction in interest expense related to this debt of $219 thousand.

Interest expense on the Company’s note payable (see “Financial Condition – Note Payable”) decreased by $22 thousand to $133 thousand during the twelve months ended December 31, 2016. This decrease was related to a decrease in average borrowings on this note from $3.9 million during the 2015 period to $3.3 million during the year ended December 31, 2016. The average rate paid on the note payable was 4.04% during 2016 and 4.02% during the twelve months ended December 31, 2015.

Interest expense on junior subordinated debentures, which increased by $42 thousand to $348 thousand, fluctuates with changes in the 3-month London Interbank Offered Rate (LIBOR). Interest on other borrowings, which mostly relates to repurchase agreements, totaled $5 thousand in 2016 and $6 thousand in 2015.

Net interest margin is net interest income expressed as a percentage of average interest-earning assets. As a result of the changes noted above, the net interest margin for 2016 increased to 4.21%, from 4.10% during 2015.

2015 compared to 2014. Net interest income, on a nontax-equivalent basis, was $21.4 million for the year ended December 31, 2015, up $2.0 million, or 10.1%, from $19.4 million for 2014. The $2.0 million included an increase of $1.5 million, or 6.9% in interest income, from $21.1 million during 2014 to $22.6 million during the current year and a decrease of $489 thousand in interest expense.

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

Interest and fees on loans was $20.8 million during 2015 and $19.5 million for the year ended December 31, 2014. The average loan balances were $386.1 million during 2015, up $32.7 million from the $353.4 million during 2014.

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

Interest expense on other interest-bearing liabilities decreased by $491 thousand from $1.2 million during the year ended December 31, 2014 to $686 thousand during the current twelve month period. The reduction in interest expense was related to payoff of the subordinated debenture with interest on this debt declining by $537 thousand from $756 thousand during 2014 to $219 thousand during 2015. The effective yield on the debenture during 2015 was 10.2% which was in excess of the 7.5% rate due to amortization of a $75 thousand commitment fee and a discount recorded on issuance of  a warrant in the amount of $318 thousand.

Interest expense on the Company’s note payable increased by $44 thousand to $155 thousand during the twelve months ended December 31, 2015. This increase was related to an increase in average borrowings on this note from $2.3 million during the 2014 period to $3.9 million during the year ended December 31, 2015. During April of 2015 we borrowed an additional $4 million on the note bringing the balance to $5 million. This $4 million along with a dividend from Plumas Bank to Plumas Bancorp were used to fund the payoff of the subordinated debenture. The average rate paid on the note payable was 4.02% during 2015 and 4.83% during the twelve months ended December 31, 2014.

Interest expense on junior subordinated debentures, which increased by $3 thousand to $306 thousand, fluctuates with changes in the 3-month London Interbank Offered Rate (LIBOR). Interest on other borrowings, which mostly relates to repurchase agreements, totaled $6 thousand in 2015 and $7 thousand in 2014.

As a result of the changes noted above, the net interest margin for 2015 increased to 4.10%, from 4.05% for 2014.

Provision for Loan Losses

During the year ended December 31, 2016 we recorded a provision for loan losses of $800 thousand down $300 thousand from $1.1 million during the year ended December 31, 2015. See “Analysis of Asset Quality and Allowance for Loan Losses” for further discussion of loan quality trends and the provision for loan losses.

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

Non-Interest Income

The following table sets forth the components of non-interest income for the years ended December 31, 2016, 2015 and 2014.

	Years Ended December 31,			Change during Year
	2016	2015	2014	2016	2015
	(dollars in thousands)
Service charges on deposit accounts	$4,031	$3,954	$4,108	$77	$(154)
Gain on sale of loans, net	1,770	1,942	1,396	(172)	546
Loan servicing fees	642	562	502	80	60
Earnings on bank owned life insurance policies	341	342	341	(1)	1
(Loss) gain on sale of investments	(32)	21	128	(53)	(107)
Other income	900	894	840	6	54
Total non-interest income	$7,652	$7,715	$7,315	$(63)	$400

2016 compared to 2015. During the twelve months ended December 31, 2016 and 2015 non-interest income totaled $7.7 million. Increases in service charge income of $77 thousand and loan servicing fees of $80 thousand were offset by a $172 thousand decline in gain on sale of loans and an $53 thousand decline in gain on sale of investments. The increase in service charge income mostly relates to an increase in interchange fees on debit card transactions. Loan servicing income represents servicing income received on the guaranteed portion of small business administration (“SBA”) loans sold into the secondary market. At December 31, 2016 we were servicing over $96 million in guaranteed portions of loans an increase of $10 million from over $86 million at December 31, 2015. During 2016, we sold $27.8 million in guaranteed portions of SBA loans, resulting in a gain on sale of $1.8 million. During 2015 we sold $26.5 million in guaranteed portions of SBA loans recording a gain of sale $1.9 million. We attribute the decline in gain on sale of SBA loans to a decline in the average of the rate paid on loans sold as well as a reduction in SBA loan sale premiums related to market conditions. During the twelve months ended December 31, 2016 we sold fourteen investment securities recording a net loss of $32 thousand. During 2015 we sold fifteen available-for-sale investment securities recording a $21,000 net gain on sale.

2015 compared to 2014. During the twelve months ended December 31, 2015 non-interest income totaled $7.7 million an increase of $400 thousand from the year ended December 31, 2014. The largest component of this increase was an increase of $546 thousand in gains on the sale of government guaranteed SBA loans mostly related to an increase in the volume of loans originated and sold. During 2015, proceeds from SBA loan sales totaled $29.4 million resulting in a gain on sale of $1.9 million. This compares to proceeds of $21.6 million and a gain on sale of $1.4 million during 2014. Loan servicing income, which increased by $60 thousand, represents servicing income received on the guaranteed portion of loans sold into the secondary market. At December 31, 2015 we were servicing over $86 million in guaranteed portions of loans an increase of $10 million from over $76 million at December 31, 2014. Other non-interest income increased by $54 thousand to $894 thousand mostly related to an increase of $126 thousand in dividends received on FHLB stock. Of the $126 thousand, $88 thousand was a one-time special dividend paid by the FHLB during June 2015. The effect of the increase in FHLB dividends and increases in other items of other non-interest income were partially offset by a $148 thousand gain on the sale of our credit card portfolio during the fourth quarter of 2014. The largest decrease in non-interest income was $154 thousand in service charge income most of which was related to a reduction in NSF and overcharge income which we attribute to improved economic conditions as well as working with our customers to help them reduce NSF activity. Additionally, gain on sale of investments declined by $107 thousand from $128 thousand during the twelve months ended December 31, 2014 to $21 thousand during 2015.

Non-Interest Expense

The following table sets forth the components of other non-interest expense for the years ended December 31, 2016, 2015 and 2014.

	Years Ended December 31,			Change during Year
	2016	2015	2014	2016	2015
	(dollars in thousands)
Salaries and employee benefits	$10,440	$10,277	$9,474	$163	$803
Occupancy and equipment	2,847	2,782	2,902	65	(120)
Outside service fees	2,105	2,003	2,042	102	(39)
Professional fees	608	707	583	(99)	124
Telephone and data Communications	450	376	351	74	25
Advertising and promotion	366	305	282	61	23
Director compensation education and retirement	348	300	298	48	2
Business development	344	332	279	12	53
Deposit insurance	285	362	387	(77)	(25)
Armored car and courier	248	234	224	14	10
Loan collection costs	166	200	182	(34)	18
Stationery and supplies	119	105	122	14	(17)
Insurance	78	95	(9)	(17)	104
Postage	40	41	45	(1)	(4)
Provision from change in OREO valuation	37	79	240	(42)	(161)
OREO expenses	(34)	182	362	(216)	(180)
Gain on sale of OREO	(60)	(198)	(101)	138	(97)
Other operating expense	309	309	182	-	127
Total non-interest expense	$18,696	$18,491	$17,845	$205	$646

2016 compared to 2015. Non-interest expense increased by $205 thousand to $18.7 million during the twelve months ended December 31, 2016, up from $18.5 million during 2015. The largest components of this increase were $163 thousand in salary and benefit expense, $138 thousand related to a reduction in gain on sale of OREO properties, $102 thousand in outside service fees, $74 thousand in telephone and data communications costs, $65 thousand in occupancy and equipment expense and $61 thousand in advertising and promotion expense. The largest declines in non-interest expense were $216 thousand in OREO expenses, $99 thousand in professional fees and $77 thousand in deposit insurance expense.

The largest category of non-interest expense is salary and benefits expense. The two largest increases in this category were $247 thousand in salary expense and $225 thousand in bonus expense. Other increases in salary and benefit include $93 thousand in commissions related to SBA lending activity and $51 thousand in accrued vacation expense. Bonus expense increased from $600 thousand during the twelve months ended December 31, 2015 to $825 thousand during the current period. Offsetting the increase in salary and bonus expense was an increase of $545 thousand in the deferral of loan origination costs related to an increase in loan production. During the year ended December 31, 2015 we sold 12 OREO properties for total proceeds of $2.1 million recording a net gain on sale of $198 thousand. This compares to net proceeds of $2.2 million on the sale of 6 properties and a net gain on sale of $60 thousand during 2016. The largest component of the increase in outside service fees is $37 thousand in costs associated with the outsourcing of our email processing beginning in February, 2016. Of the $74 thousand increase in telephone and data communications $33 thousand relates to our Reno Nevada branch which opened in December, 2015 while the remainder is primarily related to an upgrade in our data communication network. The increase in occupancy and equipment costs and advertising and promotion expense also relate to the Reno branch. We have developed an aggressive marketing plan for Reno branch which includes print and radio advertising as well as various efforts to reach out to the community.

OREO costs which declined from $182 thousand during the twelve months ended December 31, 2015 to credit of $34 thousand during 2016 benefited from a reduction in OREO properties, a reimbursement of previously incurred costs and $86 thousand in rental income on a new OREO property. The OREO property that produced the rental income was sold during December, 2016. The decrease in professional fees is mostly related to a decline in legal expense related to loan collection activities as our two largest collection cases were resolved in 2016. One case resulted in a loan loss recovery of $360 thousand while the other case resulted in foreclosure on a commercial property which was sold in December, 2016.

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

The increase in salary and benefits includes an increase in salary expense, exclusive of commissions, of $412 thousand mostly related to merit and promotion increases, new hires including three loan officers; one serving Reno, Nevada, one located in Chico, California and an SBA loan officer in Arizona, and a branch manager for our new Reno, Nevada location. Other significant increases in salary and benefit expense include an increase of $147 thousand in commission expense, $111 thousand in 401k plan contributions and a reduction of $104 thousand in the deferral of loan origination costs. The increase in commission expense is mostly related to an increase in SBA activity. Effective January 1, 2015, we reestablished a 401k matching benefit resulting in $111 thousand in matching contributions. During each of 2015 and 2014 the Company’s bonus expense totaled $600 thousand, the maximum payable under the terms of the respective bonus plans.

The largest component of the increase in professional fees was an increase of $79 thousand in legal fees related to loan collection activities and general corporate matters including costs associated with our Redding branch acquisition and our Reno, Nevada branch. The second largest increase in professional fees was an increase of $52 thousand in audit expense related to lending functions, including the cost of our semi-annual loan review, an annual review of our SBA loan operations by the SBA and a review of our loan compliance systems. Insurance expense, during 2014, benefited from a one-time adjustment to accrued life insurance costs.

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

The provision from change in OREO valuation declined by $161 thousand from $240 thousand during the year ended December 31, 2014 to $79 thousand during the current period. During the first three months of 2015 we recorded a net credit provision of $129 thousand. The credit resulted from a significant increase in value of one OREO property based on a recent appraisal. This property was originally transferred to OREO at a value, net of estimated selling costs, of $1 million. Subsequently, based on declines in value it was written down to $0.7 million with a $0.3 million valuation allowance; however, recently the surrounding area in which the property is located has enjoyed significant new business activity and the value of this property has increased resulting in a reduction in the valuation allowance of $0.2 million. The $0.2 million was offset by declines in value on other OREO properties.

The decline in occupancy and equipment expense includes several reductions the largest of which was a savings of $49 thousand in equipment expense and maintenance. During 2014 equipment expense was high as we chose to replace all of our personal computers running Windows XP with machines running Windows 7.

Provision for Income Taxes. The Company recorded an income tax provision of $4.8 million, or 38.9% of pre-tax income for the year ended December 31, 2016. During 2015 the Company recorded an income tax provision of $3.7 million, or 39.0% of pre-tax income. The percentages for 2016 and 2015 differ from the statutory rate as tax exempt income such as earnings on Bank owned life insurance and interest on qualified municipal securities.

Deferred tax assets and liabilities are recognized for the tax consequences of temporary differences between the reported amount of assets and liabilities and their tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The determination of the amount of deferred income tax assets which are more likely than not to be realized is primarily dependent on projections of future earnings, which are subject to uncertainty and estimates that may change given economic conditions and other factors. The realization of deferred income tax assets is assessed and a valuation allowance is recorded if it is "more likely than not" that all or a portion of the deferred tax asset will not be realized. "More likely than not" is defined as greater than a 50% chance. All available evidence, both positive and negative is considered to determine whether, based on the weight of that evidence, a valuation allowance is needed. Based upon the analysis of available evidence, management has determined that it is "more likely than not" that all deferred income tax assets as of December 31, 2016 and 2015 will be fully realized and therefore no valuation allowance was recorded.

Financial Condition

Loan Portfolio. Loans increased by $60.2 million, or 15%, from $401 million at December 31, 2015 to $461 million at December 31, 2016. The increase in loan balances includes $34.0 million in commercial real estate loans, $11.3 million in agricultural loans, $5.7 million in construction and land development loans, $5.2 million in automobile loans, $4.2 million in commercial loans, and $4.0 million in equity lines of credit. These increases were partially offset by a decline of $4.2 million in residential real estate loans. In 2016 we hired a new agricultural/commercial loan officer located in Klamath Falls, Oregon. The increase in agricultural loans during 2016 is largely related to his efforts. Loan growth also benefited from the opening of our branch in Reno, Nevada during December, 2015. Loan growth related to this branch exceeded $11 million in 2016. The Company continues to manage the mix of its loan portfolio consistent with its identity as a community bank serving the financing needs of all sectors of the area it serves. Although the Company offers a broad array of financing options, it continues to concentrate its focus on small to medium sized commercial businesses. These loans offer diversification as to industries and types of businesses, thus limiting material exposure in any industry concentrations. The Company offers both fixed and floating rate loans and obtains collateral in the form of real property, business assets and deposit accounts, but looks to business and personal cash flows as its primary source of repayment.

As shown in the following table the Company's largest lending categories are commercial real estate loans, auto loans, equity lines of credit, agricultural loans and commercial loans.

(dollars in thousands)	Balance at End of Period	Percent of Loans in Each Category to Total Loans	Balance at End of Period	Percent of Loans in Each Category to Total Loans
	12/31/16	12/31/16	12/31/15	12/31/15
Commercial	$41,293	9.0%	$37,084	9.2%
Agricultural	51,103	11.1%	39,856	9.9%
Real estate – residential	21,283	4.6%	25,474	6.4%
Real estate – commercial	226,136	49.0%	192,095	47.9%
Real estate – construction & land development	21,904	4.7%	16,188	4.0%
Equity Lines of Credit	42,338	9.2%	38,327	9.6%
Auto	53,553	11.6%	48,365	12.1%
Other	3,513	0.8%	3,582	0.9%
Total Gross Loans	$461,123	100%	$400,971	100%

Construction and land development loans represented 4.7% and 4.0% of the loan portfolio as of December 31, 2016 and December 31, 2015, respectively. The construction and land development portfolio component has been identified by Management as a higher-risk loan category.  The quality of the construction and land development category is highly dependent on property values both in terms of the likelihood of repayment once the property is transacted by the current owner as well as the level of collateral the Company has securing the loan in the event of default.  Loans in this category are characterized by the speculative nature of commercial and residential development properties and can include property in various stages of development from raw land to finished lots. The decline in these loans as a percentage of the Company’s loan portfolio from over 21% at December 31, 2007 to less than 5% during the last two years reflects management’s efforts, which began in 2009, to reduce its exposure to construction and land development loans.

The Company’s real estate related loans, including real estate mortgage loans, real estate construction and land development loans, consumer equity lines of credit, and agricultural loans secured by real estate comprised 72% of the total loan portfolio at December 31, 2016. Moreover, the business activities of the Company currently are focused in the California counties of Plumas, Nevada, Placer, Lassen, Modoc, Shasta, and Sierra and in Washoe County in Northern Nevada. Consequently, the results of operations and financial condition of the Company are dependent upon the general trends in these economies and, in particular, the residential and commercial real estate markets. In addition, the concentration of the Company's operations in these areas of Northeastern California and Northwestern Nevada exposes it to greater risk than other banking companies with a wider geographic base in the event of catastrophes, such as earthquakes, fires and floods in these regions.

The rates of interest charged on variable rate loans are set at specific increments in relation to the Company's lending rate or other indexes such as the published prime interest rate or U.S. Treasury rates and vary with changes in these indexes. The frequency in which variable rate loans reprice can vary from one day to several years. At December 31, 2016 and December 31, 2015, approximately 74% and 72%, respectively of the Company's loan portfolio was comprised of variable rate loans. At December 31, 2016 and December 31, 2015, 42% and 39%, respectively of the variable loans were at their respective floor rate. While real estate mortgage, commercial and consumer lending remain the foundation of the Company's historical loan mix, some changes in the mix have occurred due to the changing economic environment and the resulting change in demand for certain loan types. The most significant change has been an increase in indirect auto lending with automobile loans increasing from 2.5% of gross loans at December 31, 2011 to 11.6% of gross loans at December 31, 2016. The automobile portfolio provides diversification to the loan portfolio in terms of rate, term and balance as these loans tend to have a much shorter term and balance than commercial real-estate loans and are fixed rate. In addition, the Company remains committed to the agricultural industry in Northeastern California and will continue to pursue high quality agricultural loans. Agricultural loans include both commercial and commercial real estate loans. The Company’s agricultural loan balances totaled $51 million at December 31, 2016 and $40 million at December 31, 2015. In 2016 we hired a new agricultural/commercial loan officer located in Klamath Falls, Oregon. The increase in agricultural loans during 2016 is mostly attributable to his efforts.

The following table sets forth the amounts of loans outstanding by category as of the dates indicated.

	At December 31,
	2016	2015	2014	2013	2012
	(dollars in thousands)
Real estate – mortgage	$247,419	$217,569	$192,590	$187,264	$174,212
Real estate – construction and land development	21,904	16,188	24,572	17,793	15,801
Commercial	41,293	37,084	31,465	32,612	29,552
Consumer (1)	99,404	90,274	86,408	70,235	60,368
Agriculture (2)	51,103	39,856	35,355	30,647	35,124
Total loans	461,123	400,971	370,390	338,551	315,057

Plus:
Deferred costs	2,006	1,940	1,848	1,340	900
Less:
Allowance for loan losses	6,549	6,078	5,451	5,517	5,686
Net loans	$456,580	$396,833	$366,787	$334,374	$310,271

(1) Includes equity lines of credit and auto

(2) Includes agriculture real estate

The following table sets forth the maturity of gross loan categories as of December 31, 2016. Also provided with respect to such loans are the amounts due after one year, classified according to sensitivity to changes in interest rates:

	Within One Year	After One Through Five Years	After Five Years	Total
	(dollars in thousands)
Real estate – mortgage	$24,957	$52,205	$170,257	$247,419
Real estate – construction and land development	7,316	5,687	8,901	21,904
Commercial	15,722	14,122	11,449	41,293
Consumer	15,350	49,406	34,648	99,404
Agriculture	21,642	12,712	16,749	51,103
Total	$84,987	$134,132	$242,004	$461,123
Loans maturing after one year with:
Fixed interest rates		$62,114	$31,721	$93,835
Variable interest rates		72,018	210,283	282,301
Total		$134,132	$242,004	$376,136

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

The Company has implemented MARC to develop an action plan to significantly reduce nonperforming assets. It consists of the Bank’s Chief Executive Officer, Chief Financial Officer and Chief Credit Officer, and the activities are governed by a formal written charter. The MARC meets at least quarterly and reports to the Board of Directors.

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

	For the Year Ended December 31,
	2016	2015	2014	2013	2012
	(dollars in thousands)
Balance at beginning of period	$6,078	$5,451	$5,517	$5,686	$6,908
Charge-offs:
Commercial and agricultural (2)	268	91	191	401	1,159
Real estate mortgage	292	132	1,015	419	616
Real estate construction & land	5	55	106	735	1,524
Consumer (1)	414	549	601	360	602
Total charge-offs	979	827	1,913	1,915	3,901
Recoveries:
Commercial and agricultural (2)	53	173	89	140	66
Real estate mortgage	45	8	19	109	8
Real estate construction & land	389	-	491	-	81
Consumer (1)	163	173	148	97	174
Total recoveries	650	354	747	346	329
Net charge-offs	329	473	1,166	1,569	3,572
Provision for loan losses	800	1,100	1,100	1,400	2,350
Balance at end of period	$6,549	$6,078	$5,451	$5,517	$5,686
Net charge-offs during the period to average loans	0.08%	0.12%	0.33%	0.49%	1.18%
Allowance for loan losses to total loans	1.42%	1.52%	1.47%	1.63%	1.80%

(1) Includes equity lines of credit and auto

(2) Includes agriculture real estate

During each of the years ended December 31, 2016 and 2015 we recorded a provision for loan losses of $800 thousand and $1.1 million, respectively. Net charge-offs totaled $329 thousand during the year ended December 31, 2016 down $144 thousand from $473 thousand during the year ended December 31, 2015. Net charge-offs as a percentage of average loans decreased from 0.12% during 2015 to 0.08% during the year ended December 31, 2016.

The following table provides a breakdown of the allowance for loan losses:

(dollars in thousands)	Balance at End of Period	Percent of Loans in Each Category to Total Loans	Balance at End of Period	Percent of Loans in Each Category to Total Loans
	2016	2016	2015	2015
Commercial and agricultural	$1,121	20.1%	$933	19.1%
Real estate mortgage	3,020	53.6%	2,866	54.3%
Real estate construction & land	927	4.7%	874	4.0%
Consumer (includes equity Lines of Credit & Auto)	1,481	21.6%	1,405	22.6%
Total	$6,549	100.0%	$6,078	100.0%

The allowance for loan losses totaled $6.5 million at December 31, 2016 and $6.1 million at December 31, 2015. Specific reserves related to impaired loans decreased by $385 thousand from $751 thousand at December 31, 2015 to $366 thousand at December 31, 2016. At least quarterly the Company evaluates each specific reserve and if it determines that the loss represented by the specific reserve is uncollectable it records a charge-off for the uncollectable portion. General reserves were $6.2 million at December 31, 2016 and $5.3 million at December 31, 2015. The allowance for loan losses as a percentage of total loans decreased from 1.52% at December 31, 2015 to 1.42% at December 31, 2016. The percentage of general reserves to unimpaired loans totaled 1.36% at December 31, 2016 and 1.35% at December 31, 2015.

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

Loans restructured (TDRs) and not included in nonperforming loans in the following table totaled $2.6 million, $2.0 million, $2.0 million, $4.5 million and $5.4 million at December 31, 2016, 2015, 2014, 2013 and 2012, respectively. For additional information related to restructured loans see Note 5 of the Company’s Consolidated Financial Statements in Item 8 – Financial Statements and Supplementary Data of this Annual Report on Form 10-K.

The following table sets forth the amount of the Company's nonperforming assets as of the dates indicated.

	At December 31,
	2016	2015	2014	2013	2012
	(dollars in thousands)

Nonaccrual loans	$2,724	$4,546	$6,625	$5,519	$13,683
Loans past due 90 days or more and still accruing	-	-	-	17	15
Total nonperforming loans	2,724	4,546	6,625	5,536	13,698
Other real estate owned	735	1,756	3,590	6,399	5,295
Other vehicles owned	12	30	13	60	41
Total nonperforming assets	$3,471	$6,332	$10,228	$11,995	$19,034
Interest income forgone on nonaccrual loans	$164	$303	$345	$280	$646
Interest income recorded on a cash basis on nonaccrual loans	$29	$-	$31	$22	$192
Nonperforming loans to total loans	0.59%	1.13%	1.79%	1.64%	4.35%
Nonperforming assets to total assets	0.53%	1.06%	1.90%	2.33%	3.98%

Nonperforming loans at December 31, 2016 were $2.7 million, a decrease of $1.8 million from the $4.5 million balance at December 31, 2015. Specific reserves on nonaccrual loans totaled $298 thousand at December 31, 2016 and $683 thousand at December 31, 2015, respectively. Performing loans past due thirty to eighty-nine days were $2.0 million at December 31, 2016 and $1.5 million at December 31, 2015.

A substandard loan is not adequately protected by the current sound worth and paying capacity of the borrower or the value of the collateral pledged, if any. Total substandard loans decreased by $2.6 million from $6.0 million at December 31, 2015 to $3.4 million at December 31, 2016. Loans classified as watch decreased by $2.9 million from $4.1 million at December 31, 2015 to $1.2 million at December 31, 2016. At December 31, 2016, $0.4 million of performing loans were classified as substandard. Further deterioration in the credit quality of individual performing substandard loans or other adverse circumstances could result in the need to place these loans on nonperforming status.

At December 31, 2016 and December 31, 2015, the Company's recorded investment in impaired loans totaled $5.4 million and $6.5 million, respectively. The specific allowance for loan losses related to impaired loans totaled $366 thousand and $751 thousand at December 31, 2016 and December 31, 2015, respectively. Additionally, $0.7 million has been charged off against the impaired loans at December 31, 2016 and December 31 2015.

It is the policy of management to make additions to the allowance for loan losses so that it remains appropriate to absorb the inherent risk of loss in the portfolio. Management believes that the allowance at December 31, 2016 is appropriate. However, the determination of the amount of the allowance is judgmental and subject to economic conditions which cannot be predicted with certainty. Accordingly, the Company cannot predict whether charge-offs of loans in excess of the allowance may occur in future periods.

OREO represents real property acquired by the Bank either through foreclosure or through a deed in lieu thereof from the borrower. Repossessed assets include vehicles and other commercial assets acquired under agreements with delinquent borrowers. OREO holdings represented six properties totaling $735 thousand at December 31, 2016 and seven properties totaling $1.8 million at December 31, 2015. Nonperforming assets as a percentage of total assets were 0.53% at December 31, 2016 and 1.06% at December 31, 2015.

The following table provides a summary of the change in the number and balance of OREO properties for the years ended December 31, 2016 and 2015, dollars in thousands:

	Year Ended December 31,
	#	2016	#	2015
Beginning Balance	7	$1,756	15	$3,590
Additions	5	1,200	4	328
Dispositions	(6)	(2,184)	(12)	(2,083)
Provision from change in OREO valuation	-	(37)	-	(79)
Ending Balance	6	$735	7	$1,756

Investment Portfolio and Federal Funds Sold. Total investment securities were $101.6 million as of December 31, 2016 and $96.7 million as of December 31, 2015. Unrealized loss on available-for-sale investment securities totaling $1.7 million were recorded, net of $682 thousand in tax benefits, as accumulated other comprehensive income within shareholders' equity at December 31, 2016. During the year ended December 31, 2016 the Company sold fourteen available-for-sale investment securities for total proceeds of $14.6 million recording a $32 thousand loss on sale. The Company realized a gain on sale from eight of these securities totaling $48 thousand and a loss on sale on six securities of $80 thousand. Unrealized loss on available-for-sale investment securities totaling $72 thousand were recorded, net of $30 thousand in tax benefits, as accumulated other comprehensive income within shareholders' equity at December 31, 2015. During the year ended December 31, 2015 the Company sold fifteen available-for-sale investment securities for total proceeds of $12.3 million recording a $21 thousand net gain on sale. The investment portfolio at December 31, 2016 consisted of $74.9 million in securities of U.S. Government-sponsored agencies and 99 municipal securities totaling $26.7 million. There were no Federal funds sold at December 31, 2016 and December 31, 2015; however, the Bank maintained interest earning balances at the Federal Reserve Bank totaling $32.4 million at December 31, 2016 and $47.6 million at December 31, 2015. The balances, at December 31, 2016, earn interest at the rate of 0.75%.

The Company classifies its investment securities as available-for-sale or held-to-maturity. Currently all securities are classified as available-for-sale. Securities classified as available-for-sale may be sold to implement the Company's asset/liability management strategies and in response to changes in interest rates, prepayment rates and similar factors.

The following tables summarize the values of the Company's investment securities held on the dates indicated:

	December 31,
Available-for-sale (fair value)	2016	2015	2014
	(dollars in thousands)
U.S. Government-sponsored agencies	$-	$1,977	$7,002
U.S. Government-sponsored agency residential mortgage-backed securities	74,911	72,370	70,280
Municipal obligations	26,684	22,357	12,532
Corporate debt	-	-	506
Total	$101,595	$96,704	$90,320

The following table summarizes the maturities of the Company's securities at their carrying value, which represents fair value, and their weighted average tax equivalent yields at December 31, 2016. Mortgage-backed securities are included in maturity categories based on their stated maturity date. Expected maturities may differ from contractual maturities because the issuers may have the right to call or prepay obligations.

(dollars in thousands)	Within One Year		After One Through Five Years		After Five Through Ten Years		After Ten Years		Total
Available-for-sale (Fair Value)	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
U.S. Government-sponsored agency residential mortgage-backed securities	$-	-%	$-	-%	$924	2.26%	$73,987	2.07%	$74,911	2.08%
Municipal obligations	-	-%	894	3.03%	15,978	3.55%	9,812	3.69%	26,684	3.58%
Total	$-	-%	$894	3.03%	$16,902	3.48%	$83,799	2.26%	$101,595	2.47%

Deposits. Total deposits increased by $55.1 million from $527 million at December 31, 2015 to $582 million at December 31, 2016. Core deposit growth remained strong in 2016 as evidenced by increases of $27.7 million in demand deposits, $21.6 million in savings accounts, $8.4 million in money market accounts and $0.1 million in interest bearing transaction accounts. Time deposits declined by $2.7 million, much of which we attribute to migration into other types of deposits given the low rates and lack of liquidity associated with time deposits. The Company continues to manage the mix of its deposits consistent with its identity as a community bank serving the financial needs of its customers.

The following table shows the distribution of deposits by type at December 31, 2016 and 2015.

(dollars in thousands)	Balance at End of Period	Percent of Deposits in Each Category to Total Deposits	Balance at End of Period	Percent of Deposits in Each Category to Total Deposits
	12/31/16	12/31/16	12/31/15	12/31/15
Non-interest bearing	$236,779	40.7%	$209,044	39.6%
NOW	91,289	15.7%	91,225	17.3%
Money Market	57,208	9.8%	48,848	9.3%
Savings	147,474	25.3%	125,896	23.9%
Time	49,603	8.5%	52,263	9.9%
Total Deposits	$582,353	100%	$527,276	100%

Deposits represent the Bank's primary source of funds. Deposits are primarily core deposits in that they are demand, savings and time deposits generated from local businesses and individuals. These sources are considered to be relatively stable, long-term relationships thereby enhancing steady growth of the deposit base without major fluctuations in overall deposit balances. The Company experiences, to a small degree, some seasonality with the slower growth period between November through April, and the higher growth period from May through October. In order to assist in meeting any funding demands, the Company maintains a secured borrowing arrangement with the FHLB. There were no brokered deposits at December 31, 2016 or 2015.

The Company's time deposits of $100,000 or more had the following schedule of maturities at December 31, 2016 (dollars in thousands) :

Remaining Maturity:	Amount
Three months or less	$6,249
Over three months to six months	5,518
Over six months to 12 months	4,390
Over 12 months	4,246
Total	$20,403

Time deposits of $100,000 or more are generally from the Company's local business and individual customer base. The potential impact on the Company's liquidity from the withdrawal of these deposits is discussed at the Company's asset and liability management committee meetings, and is considered to be minimal.

Short-term Borrowing Arrangements. The Company is a member of the FHLB and can borrow up to $172 million from the FHLB secured by commercial and residential mortgage loans with carrying values totaling $270 million. The Company is required to hold FHLB stock as a condition of membership. At December 31, 2016 and December 31, 2015, the Company held $2,438,000 and $2,380,000, respectively of FHLB stock which is recorded as a component of other assets. Based on this level of stock holdings at December 31, 2016, the Company can borrow up to $90.3 million. To borrow the $172 million in available credit the Company would need to purchase $2.2 million in additional FHLB stock. In addition to its FHLB borrowing line, the Company has unsecured short-term borrowing agreements with three of its correspondent banks in the amounts of $20 million, $11 million and $10 million. There were no outstanding borrowings to the FHLB or the correspondent banks under these agreements at December 31, 2016 and 2015.

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

Under the Term Loan and the Note, the Bank is subject to several negative and affirmative covenants similar to the covenants under the original Note but in several cases less restrictive. Additional covenant modifications were made on renewal of the Note on October 1, 2016. The Bank was in compliance with all such covenants related to the Note and the Term Loan at December 31, 2016 and December 31, 2015. Interest expense related to the Note and the Term Loan years ended December 31, 2016 and 2015 totaled $133 thousand and $155 thousand, respectively. The ending balance of the Note at December 31, 2014 was $1,000,000. There was no balance outstanding on the Note at December 31, 2016 or December 31, 2015. On April 21, 2016 Plumas Bancorp made a $2 million payment on the Term Loan. The payment was funded through a $3 million dividend from Plumas Bank. The balance of the Term Loan was $2,375,000 and $4,875,000 at December 31, 2016 and December 31, 2015, respectively.

Repurchase Agreements. In 2011 the Bank introduced a new product for its larger business customers which use securities sold under agreements to repurchase as an alternative to interest-bearing deposits. The balance in this product at December 31, 2016 was $7.6 million, a decrease of $124 thousand from the December 31, 2015 balance of $7.7 million. Interest paid on this product is similar to that which is paid on the Bank’s premium money market account; however, these are not deposits and are not FDIC insured.

Subordinated Debentures. On April 15, 2013 the Company issued a $7.5 million subordinated debenture (“subordinated debt”). The subordinated debt was issued to an unrelated third-party pursuant to a subordinated debenture purchase agreement, subordinated debenture note, and stock purchase warrant. On April 16, 2015 the Company paid off the subordinated debt. Interest expense related to the subordinated debt for the twelve months ended December 31, 2015 was $219,000.

The subordinated debt had an interest rate of 7.5% per annum and a term of 8 years with no prepayment allowed during the first two years and was made in conjunction with an eight-year warrant to purchase up to 300,000 shares of the Bancorp’s common stock, no par value at an exercise price, subject to anti-dilution adjustments, of $5.25 per share. In May of 2016 the Company repurchased a portion of the warrant, representing the right to purchase 150,000 shares of the registrant’s common stock at a cost of $862 thousand. The remaining warrant represents the right to purchase 150,000 shares of Plumas Bancorp common stock at an exercise price of $5.25 per share.

Junior Subordinated Deferrable Interest Debentures. Plumas Statutory Trust I and II are business trust subsidiaries formed by the Company with capital of $319,000 and $166,000, respectively, for the sole purpose of issuing trust preferred securities fully and unconditionally guaranteed by the Company.

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

Trust I’s Subordinated Debentures mature on September 26, 2032, bear a current interest rate of 4.40% (based on 3-month LIBOR plus 3.40%), with repricing and payments due quarterly. Trust II’s Subordinated Debentures mature on September 28, 2035, bear a current interest rate of 2.44% (based on 3-month LIBOR plus 1.48%), with repricing and payments due quarterly. The interest rate of the Trust Preferred Securities issued by Trust I adjust on each quarterly anniversary date to equal the 3-month LIBOR plus 3.40%. The Trust Preferred Securities issued by Trust II adjust on each quarterly anniversary date to equal the 3-month LIBOR plus 1.48%. Both Trusts I and II have the option to defer payment of the distributions for a period of up to five years, as long as the Company is not in default on the payment of interest on the Subordinated Debentures.

Interest expense recognized by the Company for the years ended December 31, 2016, 2015 and 2014 related to the subordinated debentures was $348,000, $306,000 and $303,000, respectively.

Capital Resources

Total shareholders’ equity increased by $5.5 million from $42.5 million at December 31, 2015 to $48.0 million at December 31, 2016. The $5.5 million increase was related to earnings during 2016 of $7.5 million and an increase of $305 thousand representing stock option activity. These items were partially offset by a decrease in net unrealized gains on investment securities of $930 thousand, a $0.10 per share cash dividend totaling $489 thousand and the repurchase of a portion of a warrant, in May of 2016, representing the right to purchase 150,000 shares of the registrant’s common stock at a cost of $862 thousand.

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

On October 20, 2016 the Company announced that its Board of Directors approved the reinstatement of a semi-annual cash dividend. The dividend in the amount of $0.10 per share was paid on November 21, 2016 to shareholders of record at the close of business day on November 7, 2016.

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

In July, 2013, the federal bank regulatory agencies approved the final rules implementing the Basel Committee on Banking Supervision’s capital guidelines for U.S. banks, sometimes called “Basel III”. The phase-in period for the final rules began in 2015, with certain of the rules’ requirements phased in over a multi-year schedule. Under the final rules minimum requirements increased for both the quantity and quality of capital held by the Company and the Bank. The new capital rules include a new minimum “common equity Tier 1” ratio of 4.5%, a Tier 1 capital ratio of 6.0% (increased from 4.0%), a total risk-based capital ratio of 8.0%, and a minimum leverage ratio of 4.0% (calculated as Tier 1 capital to average consolidated assets). The effective date of these requirements was January 1, 2015. In addition, the new capital rules include a capital conservation buffer of 2.5% above each of these levels (to be phased in over three years which beginning at 0.625% on January 1, 2016 and increasing by that amount on each subsequent January 1, until reaching 2.5% on January 1, 2019) will be required for banking institutions to avoid restrictions on their ability to pay dividends, repurchase stock or pay discretionary bonuses. Including the capital conservation buffer of 2.5%, the New Capital Rules would result in the following minimum ratios to be considered well capitalized: (i) a Tier 1 capital ratio of 8.5%, (ii) a common equity Tier 1 capital ratio of 7.0%, and (iii) a total capital ratio of 10.5%. The final rules also implement strict eligibility criteria for regulatory capital instruments.

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

The following table sets forth the Bank's actual capital amounts and ratios (dollar amounts in thousands):

			Amount of Capital Required
					To be Well-Capitalized
			For Capital		Under Prompt
	Actual		Adequacy Purposes		Corrective Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2016
Common Equity Tier 1 Ratio	$60,521	12.1%	$22,597	4.5%	$32,641	6.5%
Tier 1 Leverage Ratio	60,521	9.2%	26,353	4.0%	32,941	5.0%
Tier 1 Risk-Based Capital Ratio	60,521	12.1%	30,130	6.0%	40,173	8.0%
Total Risk-Based Capital Ratio	66,804	13.3%	40,173	8.0%	50,217	10.0%

December 31, 2015
Common Equity Tier 1 Ratio	$56,300	12.7%	$19,908	4.5%	$28,756	6.5%
Tier 1 Leverage Ratio	56,300	9.4%	23,999	4.0%	29,999	5.0%
Tier 1 Risk-Based Capital Ratio	56,300	12.7%	26,544	6.0%	35,392	8.0%
Total Risk-Based Capital Ratio	61,839	14.0%	35,392	8.0%	44,240	10.0%

Management believes that Plumas Bank currently meets all its capital adequacy requirements.

The current and projected capital positions of the Bank and the impact of capital plans and long-term strategies are reviewed regularly by management. The Company policy is to maintain the Bank’s ratios above the prescribed well-capitalized ratios at all times.

Off-Balance Sheet Arrangements

Loan Commitments. In the normal course of business, there are various commitments outstanding to extend credits that are not reflected in the financial statements. Commitments to extend credit and letters of credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Annual review of commercial credit lines, letters of credit and ongoing monitoring of outstanding balances reduces the risk of loss associated with these commitments. As of December 31, 2016, the Company had $93.7 million in unfunded loan commitments and $625 thousand in letters of credit. This compares to $83.0 million in unfunded loan commitments and $265 thousand in letters of credit at December 31, 2015. Of the $93.7 million in unfunded loan commitments, $52.9 million and $40.8 million represented commitments to commercial and consumer customers, respectively. Of the total unfunded commitments at December 31, 2016, $51.4 million were secured by real estate, of which $20.9 million was secured by commercial real estate and $30.5 million was secured by residential real estate in the form of equity lines of credit. The commercial loan commitments not secured by real estate primarily represent business lines of credit, while the consumer loan commitments not secured by real estate primarily represent revolving credit card lines and overdraft protection lines. Since some of the commitments are expected to expire without being drawn upon the total commitment amounts do not necessarily represent future cash requirements.

Operating Leases. The Company leases two depository branches and five lending offices and two non-branch automated teller machine locations. Total rental expenses under all operating leases were $276,000 and $233,000 during the years ended December 31, 2016 and 2015, respectively. The increase in rental expense in 2016 mostly relates to the rental of our Redding, California Branch. The expiration dates of the leases vary, with the first such lease expiring during 2017 and the last such lease expiring during 2021.

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

The Company is a member of the FHLB and can borrow up to $172 million from the FHLB secured by commercial and residential mortgage loans with carrying values totaling $270 million. See “Short-term Borrowing Arrangements” for additional information on our FHLB borrowing capacity. In addition to its FHLB borrowing line, the Company has unsecured short-term borrowing agreements with three of its correspondent banks in the amounts of $20 million, $11 million and $10 million. There were no outstanding borrowings under the FHLB or the correspondent bank borrowing lines at December 31, 2016 or 2015.

Customer deposits are the Company’s primary source of funds. Total deposits increased by $55.1 million from $527 million at December 31, 2015 to $582 million at December 31, 2016. Deposits are held in various forms with varying maturities. The Company’s securities portfolio, Federal funds sold, FHLB advances, and cash and due from banks serve as the primary sources of liquidity, providing adequate funding for loans during periods of high loan demand. During periods of decreased lending, funds obtained from the maturing or sale of investments, loan payments, and new deposits are invested in short-term earning assets, such as cash held at the FRB, Federal funds sold and investment securities, to serve as a source of funding for future loan growth. Management believes that the Company’s available sources of funds, including borrowings, will provide adequate liquidity for its operations in the foreseeable future.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a smaller reporting company we are not required to provide the information required by this item.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The following consolidated financial statements of Plumas Bancorp and subsidiary, and report of the independent registered public accounting firm are included in the Annual Report of Plumas Bancorp to its shareholders for the years ended December 31, 2016, 2015 and 2014.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders

Plumas Bancorp and Subsidiary

Quincy, California

We have audited the accompanying consolidated balance sheets of Plumas Bancorp and Subsidiary (the “Company”) as of December 31, 2016 and 2015 and the related consolidated statements of income and comprehensive income, changes in shareholders' equity and cash flows for each of the years in the three year period ended December 31, 2016. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Plumas Bancorp and Subsidiary as of December 31, 2016 and 2015 and the results of its operations and its cash flows for each of the years in the three year period ended December 31, 2016, in conformity with accounting principles generally accepted in the United States of America.

/s/ Vavrinek, Trine, Day & Co., LLP

Laguna Hills, California

March 17, 2017

PLUMAS BANCORP AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

December 31, 2016 and 2015

	2016	2015
ASSETS

Cash and cash equivalents	$62,646,000	$68,195,000
Investment securities available for sale	101,595,000	96,704,000
Loans, less allowance for loan losses of $6,549,000 in 2016 and $6,078,000 in 2015	456,580,000	396,833,000
Real estate acquired through foreclosure	735,000	1,756,000
Premises and equipment, net	11,768,000	12,234,000
Bank owned life insurance	12,528,000	12,187,000
Accrued interest receivable and other assets	12,123,000	11,377,000

Total assets	$657,975,000	$599,286,000

LIABILITIES AND SHAREHOLDERS' EQUITY

Deposits:
Non-interest bearing	$236,779,000	$209,044,000
Interest bearing	345,574,000	318,232,000

Total deposits	582,353,000	527,276,000

Repurchase agreements	7,547,000	7,671,000
Note payable	2,375,000	4,875,000
Accrued interest payable and other liabilities	7,396,000	6,658,000
Junior subordinated deferrable interest debentures	10,310,000	10,310,000

Total liabilities	609,981,000	556,790,000

Commitments and contingencies (Note 11)

Shareholders' equity:
Serial preferred stock - no par value; 10,000,000 shares authorized; none outstanding	-	-
Common stock - no par value; 22,500,000 shares authorized; issued and outstanding – 4,896,875 at December 31, 2016 and 4,835,432 at December 31, 2015	5,918,000	6,475,000
Retained earnings	43,048,000	36,063,000
Accumulated other comprehensive loss, net of taxes	(972,000)	(42,000)

Total shareholders' equity	47,994,000	42,496,000

Total liabilities and shareholders' equity	$657,975,000	$599,286,000

The accompanying notes are an integral part of these consolidated financial statements.

PLUMAS BANCORP AND SUBSIDIARY

 CONSOLIDATED STATEMENTS OF INCOME

For the Years Ended December 31, 2016, 2015 and 2014

	2016	2015	2014
Interest income:
Interest and fees on loans	$22,928,000	$20,747,000	$19,495,000
Interest on investment securities:
Taxable	1,382,000	1,351,000	1,368,000
Exempt from Federal income taxes	516,000	343,000	147,000
Other	274,000	174,000	137,000

Total interest income	25,100,000	22,615,000	21,147,000

Interest expense:
Interest on deposits	537,000	518,000	516,000
Interest on note payable	133,000	155,000	111,000
Interest on subordinated debenture	-	219,000	756,000
Interest on junior subordinated deferrable interest debentures	348,000	306,000	303,000
Other	5,000	6,000	7,000

Total interest expense	1,023,000	1,204,000	1,693,000

Net interest income before provision for loan losses	24,077,000	21,411,000	19,454,000

Provision for loan losses	800,000	1,100,000	1,100,000

Net interest income after provision for loan losses	23,277,000	20,311,000	18,354,000

Non-interest income:
Service charges	4,031,000	3,954,000	4,108,000
Gain on sale of loans	1,770,000	1,942,000	1,396,000
Loan servicing fees	642,000	562,000	502,000
(Loss) gain on sale of investments	(32,000)	21,000	128,000
Earnings on bank owned life insurance policies, net	341,000	342,000	341,000
Other	900,000	894,000	840,000

Total non-interest income	7,652,000	7,715,000	7,315,000

(Continued)

PLUMAS BANCORP AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME

(Continued)

For the Years Ended December 31, 2016, 2015 and 2014

	2016	2015	2014

Non-interest expenses:
Salaries and employee benefits	$10,440,000	$10,277,000	$9,474,000
Occupancy and equipment	2,847,000	2,782,000	2,902,000
Other	5,409,000	5,432,000	5,469,000
Total non-interest expenses	18,696,000	18,491,000	17,845,000

Income before income taxes	12,233,000	9,535,000	7,824,000

Provision for income taxes	4,759,000	3,717,000	3,086,000

Net income	$7,474,000	$5,818,000	$4,738,000

Basic earnings per common share	$1.54	$1.21	$0.99
Diluted earnings per common share	$1.47	$1.15	$0.95
Common dividends per share	$0.10	$-	$-

The accompanying notes are an integral part of these consolidated financial statements.

PLUMAS BANCORP AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

For the Years Ended December 31, 2016, 2015 and 2014

	2016	2015	2014
Net Income	$7,474,000	$5,818,000	$4,738,000
Other comprehensive income (loss):
Change in net unrealized gain (loss)	(1,614,000)	51,000	2,006,000
Less: reclassification adjustments for net losses (gains) included in net income	32,000	(21,000)	(128,000)

Net unrealized holding (loss) gain	(1,582,000)	30,000	1,878,000

Related income tax effect:
Change in unrealized (gain) loss	665,000	(21,000)	(828,000)
Reclassification of (losses) gains included in net income	(13,000)	9,000	53,000

Income tax effect	652,000	(12,000)	(775,000)

Total other comprehensive (loss) income	(930,000)	18,000	1,103,000
Comprehensive income	$6,544,000	$5,836,000	$5,841,000

The accompanying notes are an integral part of these consolidated financial statements.

PLUMAS BANCORP AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

For the Years Ended December 31, 2016, 2015 and 2014

	Common Stock		Retained	Accumulated Other Comprehensive (Loss) Income	Total Shareholders’
	Shares	Amount	Earnings	(Net of Taxes)	Equity

Balance, January 1, 2014	4,787,739	$6,249,000	$25,507,000	$(1,163,000)	$30,593,000

Net lncome			4,738,000		4,738,000
Other comprehensive income				1,103,000	1,103,000
Exercise of stock options and tax effect	11,400	(18,000)			(18,000)
Stock-based compensation expense		81,000			81,000

Balance, December 31, 2014	4,799,139	6,312,000	30,245,000	(60,000)	36,497,000

Net lncome			5,818,000		5,818,000
Other comprehensive income				18,000	18,000
Exercise of stock options and tax effect	39,700	125,000			125,000
Retirement of common stock in connection with the exercise of stock options	(3,407)	(32,000)			(32,000)
Stock-based compensation expense		70,000			70,000

Balance, December 31, 2015	4,835,432	6,475,000	36,063,000	(42,000)	42,496,000

Net lncome			7,474,000		7,474,000
Other comprehensive loss				(930,000)	(930,000)
Exercise of stock options and tax effect	61,443	189,000			189,000
Repurchase of common stock warrant		(862,000)			(862,000)
Cash dividend on common stock			(489,000)		(489,000)
Stock-based compensation expense		116,000			116,000

Balance, December 31, 2016	4,896,875	$5,918,000	$43,048,000	$(972,000)	$47,994,000

The accompanying notes are an integral part of these consolidated financial statements.

PLUMAS BANCORP AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Years Ended December 31, 2016, 2015 and 2014

	2016	2015	2014

Cash flows from operating activities:
Net income	$7,474,000	$5,818,000	$4,738,000
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	800,000	1,100,000	1,100,000
Change in deferred loan origination costs/fees, net	(491,000)	(350,000)	(752,000)
Stock-based compensation expense	116,000	70,000	81,000
Depreciation and amortization	1,076,000	1,151,000	1,306,000
Amortization of investment security premiums	650,000	506,000	487,000
Accretion of investment security discounts	(6,000)	(4,000)	(8,000)
Loss (gain) on sale of investments	32,000	(21,000)	(128,000)
Gain on sale of loans held for sale	(1,770,000)	(1,942,000)	(1,396,000)
Loans originated for sale	(30,368,000)	(26,699,000)	(22,063,000)
Proceeds from loan sales	30,727,000	29,430,000	21,592,000
Provision from change in OREO valuation	37,000	79,000	240,000
Net gain on sale of OREO	(60,000)	(198,000)	(101,000)
Net gain on sale of other vehicles owned	(36,000)	(78,000)	(59,000)
Earnings on bank owned life insurance policies	(341,000)	(342,000)	(341,000)
(Benefit) provision for deferred income taxes	(660,000)	(539,000)	1,165,000
Decrease (increase) in accrued interest receivable and other assets	981,000	(1,294,000)	(620,000)
Increase in accrued interest payable and other liabilities	738,000	540,000	104,000
Net cash provided by operating activities	8,899,000	7,227,000	5,345,000

(Continued)

PLUMAS BANCORP AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Continued)

For the Years Ended December 31, 2016, 2015 and 2014

	2016	2015	2014

Cash flows from investing activities:
Proceeds from matured and called available- for-sale investment securities	$4,000,000	$3,499,000	$16,044,000
Proceeds from sale of available-for-sale securities	14,589,000	12,260,000	16,325,000
Purchases of available-for-sale investment securities	(39,643,000)	(34,609,000)	(40,511,000)
Proceeds from principal repayments from available-for-sale government-guaranteed mortgage-backed securities	13,905,000	12,015,000	9,692,000
Net increase in loans	(60,619,000)	(32,777,000)	(31,733,000)
Proceeds from sale of vehicles	331,000	445,000	318,000
Proceeds from sale of other real estate	2,245,000	2,281,000	3,399,000
Proceeds from sale of premises and equipment	42,000	1,032,000	-
Purchases of premises and equipment	(600,000)	(2,645,000)	(225,000)
Net cash used in investing activities	(65,750,000)	(38,499,000)	(26,691,000)

Cash flows from financing activities:
Net increase in demand, interest-bearing and savings deposits	57,738,000	63,464,000	24,793,000
Net decrease in time deposits	(2,661,000)	(4,079,000)	(6,341,000)
Net (decrease) increase in securities sold under agreements to repurchase	(124,000)	(1,955,000)	517,000
Redemption of subordinated debenture	-	(7,500,000)	-
Cash dividends paid on common stock	(489,000)	-	-
Increase in note payable	-	4,000,000	-
Principal payment on note payable	(2,500,000)	(125,000)	(2,000,000)
Repurchase of common stock warrant	(862,000)	-	-
Proceeds from exercise of stock options	200,000	88,000	34,000
Net cash provided by financing activities	51,302,000	53,893,000	17,003,000

(Decrease) increase in cash and cash equivalents	(5,549,000)	22,621,000	(4,343,000)

Cash and cash equivalents at beginning of year	68,195,000	45,574,000	49,917,000
Cash and cash equivalents at end of year	$62,646,000	$68,195,000	$45,574,000

 (Continued)

PLUMAS BANCORP AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Continued)

For the Years Ended December 31, 2016, 2015 and 2014

	2016	2015	2014
Supplemental disclosure of cash flow information:

Cash paid during the year for:
Interest expense	$1,022,000	$1,172,000	$1,560,000
Income taxes	$5,206,000	$4,405,000	$1,916,000

Non-cash investing activities:
Real estate acquired through foreclosure	$1,201,000	$328,000	$729,000
Vehicles acquired through repossession	$277,000	$382,000	$211,000
Loans provided for sales of real estate owned	$2,073,000	$593,000	$95,000

The accompanying notes are an integral part of these consolidated financial statements.

PLUMAS BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	THE BUSINESS OF PLUMAS BANCORP

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

The Bank operates eleven branches in California, including branches in Alturas, Chester, Fall River Mills, Greenville, Kings Beach, Portola, Quincy, Redding, Susanville, Tahoe City, and Truckee. In December, 2015 the Bank opened a branch in Reno, Nevada; its first branch outside of California. The Bank’s administrative headquarters is in Quincy, California. In addition, the Bank operates lending offices specializing in government-guaranteed lending in Auburn, California, Phoenix, Arizona and Seattle, Washington and commercial/agricultural lending offices in Chico, California and Klamath Falls, Oregon. The Bank's primary source of revenue is generated from providing loans to customers who are predominately small and middle market businesses and individuals residing in the surrounding areas.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Consolidation and Basis of Presentation

The consolidated financial statements include the accounts of the Company and the consolidated accounts of its wholly-owned subsidiary, Plumas Bank. All significant intercompany balances and transactions have been eliminated.

Plumas Statutory Trust I and Trust II are not consolidated into the Company's consolidated financial statements and, accordingly, are accounted for under the equity method. The Company's investment in Trust I of $319,000 and Trust II of $166,000 are included in accrued interest receivable and other assets on the consolidated balance sheet. The junior subordinated deferrable interest debentures issued and guaranteed by the Company and held by Trust I and Trust II are reflected as debt on the consolidated balance sheet.

The accounting and reporting policies of Plumas Bancorp and subsidiary conform with accounting principles generally accepted in the United States of America and prevailing practices within the banking industry.

Reclassifications

Certain reclassifications have been made to prior years’ balances to conform to the classifications used in 2016. These reclassifications had no impact on the Company’s consolidated financial position, results of operations or net change in cash and cash equivalents.

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

Cash and Cash Equivalents

For the purpose of the statement of cash flows, cash and due from banks and Federal funds sold are considered to be cash equivalents. Generally, Federal funds are sold for one day periods. Cash held with other federally insured institutions in excess of FDIC limits as of December 31, 2016 was $9.9 million. Net cash flows are reported for customer loans and deposit transactions and repurchase agreements.

Investment Securities

Investments are classified into one of the following categories:

●

Available-for-sale securities reported at fair value, with unrealized gains and losses excluded from earnings and reported, net of taxes, as accumulated other comprehensive income (loss) within shareholders' equity.

●

Held-to-maturity securities, which management has the positive intent and ability to hold, reported at amortized cost, adjusted for the accretion of discounts and amortization of premiums. As of December 31, 2016 and 2015 the Company did not have any investment securities classified as held-to-maturity.

Management determines the appropriate classification of its investments at the time of purchase and may only change the classification in certain limited circumstances.

As of December 31, 2016 and 2015 the Company did not have any investment securities classified as trading and gains or losses on the sale of securities are computed on the specific identification method. Interest earned on investment securities is reported in interest income, net of applicable adjustments for accretion of discounts and amortization of premiums accounted for by the level yield method with no pre-payment anticipated.

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

Investment in Federal Home Loan Bank Stock

As a member of the Federal Home Loan Bank (FHLB) System, the Bank is required to maintain an investment in the capital stock of the FHLB. The investment is carried at cost classified as a restricted security, and periodically evaluated for impairment based on ultimate recovery of par value. At December 31, 2016 and December 31, 2015, the Company held $2,438,000 and $2,380,000, respectively of FHLB stock. On the consolidated balance sheet, FHLB stock is included in accrued interest receivable and other assets.

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

As of December 31, 2016 and 2015 the Company had $2.5 million and $2.1 million, respectively in government guaranteed loans held for sale. Loans held for sale are recorded at the lower of cost or fair value and therefore may be reported at fair value on a non-recurring basis. The fair values for loans held for sale are based on either observable transactions of similar instruments or formally committed loan sale prices.

PLUMAS BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Loans Held for Sale, Loan Sales and Servicing (continued)

Government guaranteed loans with unpaid balances of $96,592,000 and $86,589,000 were being serviced for others at December 31, 2016 and 2015, respectively.

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

The Company may not "carry over" or create a valuation allowance in the initial accounting for loans acquired under these circumstances. At December 31, 2016 and 2015, there were no such loans being accounted for under this policy.

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

Allowance for Loan Losses (continued)

The Company also maintains a separate allowance for off-balance-sheet commitments. Management estimates anticipated losses using historical data and utilization assumptions. The allowance for these commitments totaled $200,000 at December 31, 2016 and 2015 and is included in accrued interest payable and other liabilities in the consolidated balance sheet.

Other Real Estate

Other real estate owned relates to real estate acquired in full or partial settlement of loan obligations, which was $735,000 ($2,005,000 less a valuation allowance of $1,270,000) at December 31, 2016 and $1,756,000 ($3,106,000 less a valuation allowance of $1,350,000) at December 31, 2015. Of these amounts $84,000 at December 31, 2016 and 2015 represent foreclosed residential real estate property. There were four consumer mortgage loans with a balance of $335 thousand secured by residential real estate properties for which formal foreclosure proceedings are in process at December 31, 2016. There was one consumer mortgage loans with a balance of $23 thousand secured by residential real estate properties for which formal foreclosure proceedings are in process at December 31, 2015. Proceeds from sales of other real estate owned totaled $2,245,000, $2,281,000 and $3,399,000 for the years ended December 31, 2016, 2015 and 2014, respectively. For the years ended December 31, 2016, 2015 and 2014 the Company recorded gains on sale of other real estate owned of $60,000, $198,000 and $101,000, respectively. Other real estate owned is initially recorded at fair value less cost to sell when acquired, any excess of the Bank's recorded investment in the loan balance and accrued interest income over the estimated fair value of the property less costs to sell is charged against the allowance for loan losses. A valuation allowance for losses on other real estate is maintained to provide for temporary declines in value. The allowance is established through a provision for losses on other real estate which is included in other expenses. Subsequent gains or losses on sales or write-downs resulting from permanent impairment are also recorded in other expenses as incurred.

The following table provides a summary of the change in the OREO balance for the years ended December 31, 2016 and 2015:

	Year Ended December 31,
	2016	2015
Beginning balance	$1,756,000	$3,590,000
Additions	1,200,000	328,000
Dispositions	(2,184,000)	(2,083,000)
Write-downs	(37,000)	(79,000)
Ending balance	$735,000	$1,756,000

 Intangible Assets

Intangible assets consist of core deposit intangibles related to branch acquisitions and are amortized using the straight-line method over a period not to exceed fifteen years. The Company evaluates the recoverability and remaining useful life annually to determine whether events or circumstances warrant a revision to the intangible asset or the remaining period of amortization. There were no such events or circumstances during the periods presented. At December 31, 2016 and 2015, intangible assets totaled $87,000 and $94,000, respectively.

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

Interest expense and penalties associated with unrecognized tax benefits, if any, are classified as income tax expense in the consolidated income statement. There have been no significant changes to unrecognized tax benefits or accrued interest and penalties for the years ended December 31, 2016 and 2015.

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

Comprehensive Income

Comprehensive income consists of net income and other comprehensive income. Other comprehensive income includes unrealized gains and losses on securities available for sale which are also recognized as separate components of equity. The amount reclassified out of other accumulated comprehensive income relating to realized (losses) gains on securities available for sale was $(32,000), $21,000 and $128,000 for 2016, 2015 and 2014, with the related tax effect of $(13,000), $9,000 and $53,000, respectively.

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

Stock-Based Compensation

Compensation expense related to the Company’s Stock Option Plans, net of related tax benefit, recorded in 2016, 2015 and 2014 totaled $103,000, $70,000 and $75,000 or $0.02, $0.01 and $0.02 per diluted share, respectively. Compensation expense is recognized over the vesting period on a straight line accounting basis.

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

Stock-Based Compensation (continued)

During 2016 and 2014 the Company granted options to purchase 108,000 and 110,400 shares of common stock, respectively. The fair value of each option was estimated on the date of grant using the following assumptions.

	2016	2014
Expected life of stock options (in years)	5.1	5.2
Risk free interest rate	1.52%	1.64%
Volatility	53.6%	63.8%
Dividend yields	2.00%	2.00%
Weighted-average fair value of options granted during the year	$3.55	$3.02

No options were granted during the year ended December 31, 2015.

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

This update was originally effective for annual reporting periods beginning on or after December 15, 2016 and interim periods therein and requires expanded disclosures. In July 2015 the FASB issued a deferral of ASU 2014-09 of one year making it effective for annual reporting periods beginning on or after December 15, 2017 while also providing for early adoption but not before the original effective date. Since the guidance does not apply to revenue associated with financial instruments, including loans and securities that are accounted for under other GAAP, the Company does not expect the new guidance to have a material impact on revenue most closely associated with financial instruments, including interest income. The Company is currently performing an overall assessment of revenue streams potentially affected by the ASU including deposit related fees and interchange fees to determine the potential impact the new guidance is expected to have on the Company's Consolidated Financial Statements. The Company plans to adopt ASU No. 2014-09 on January 1, 2018 utilizing the modified retrospective approach.

On January 5, 2016, the FASB issued Accounting Standards Update 2016-01, Financial Instruments–Overall: Recognition and Measurement of Financial Assets and Financial Liabilities.  Changes made to the current measurement model primarily affect the accounting for equity securities with readily determinable fair values, where changes in fair value will impact earnings instead of other comprehensive income.  The accounting for other financial instruments, such as loans, investments in debt securities, and financial liabilities is largely unchanged.  The Update also changes the presentation and disclosure requirements for financial instruments including a requirement that public business entities use exit price when measuring the fair value of financial instruments measured at amortized cost for disclosure purposes.  This Update is generally effective for public business entities in fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. The Company has performed a preliminary evaluation of the provisions of ASU No. 2016-01. Based on this evaluation, the Company has determined that ASU No. 2016-01 is not expected to have a material impact on the Company's Consolidated Financial Statements; however, the Company will continue to closely monitor developments and additional guidance.

PLUMAS BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Pending Accounting Pronouncements (continued)

On February 25, 2016, the FASB issued ASU 2016-02, Leases.  The most significant change for lessees is the requirement under the new guidance to recognize right-of-use assets and lease liabilities for all leases not considered short-term leases, which is generally defined as a lease term of less than 12 months.  This change will result in lessees recognizing right-of-use assets and lease liabilities for most leases currently accounted for as operating leases under current lease accounting guidance.  ASU 2016-02 is effective for interim and annual periods beginning after December 15, 2018.  The Company has several lease agreements, including two branch locations, which are currently considered operating leases, and therefore, not recognized on the Company's consolidated statements of condition. The Company expects the new guidance will require some of these lease agreements to now be recognized on the consolidated statements of condition as a right-of-use asset and a corresponding lease liability. Therefore, the Company's preliminary evaluation indicates the provisions of ASU No. 2016-02 are expected to impact the Company's consolidated statements of condition. However, the Company continues to evaluate the extent of potential impact the new guidance will have on the Company's Consolidated Financial Statements.

On March 30, 2016, the FASB issued ASU 2016-09, Compensation – Stock Compensation: Improvements to Employee Share-Based Payment Accounting, which is intended to simplify several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. ASU 2016-09 is effective for interim and annual periods beginning after December 15, 2016. Early application is permitted.  The Company adopted ASU No. 2016-09 on January 1, 2017 and elected to recognize forfeitures as they occur. The cumulative effect adjustment from the modified retrospective transition of the forfeitures and the classification of awards did not have a material effect on the Company's financial statements or disclosures. The Company expects adoption of ASU No. 2016-09 could result in increased volatility to reported income tax expense related to excess tax benefits and tax.

In June 2016, the FASB issued ASU No. 2016-13, Measurement of Credit Losses on Financial Instruments. ASU No. 2016-13 significantly changes how entities will measure credit losses for most financial assets and certain other instruments that aren’t measured at fair value through net income. The standard will replace today’s “incurred loss” approach with an “expected loss” model. The new model, referred to as the current expected credit loss (“CECL”) model, will apply to: (1) financial assets subject to credit losses and measured at amortized cost, and (2) certain off-balance sheet credit exposures. This includes, but is not limited to, loans, leases, held-to-maturity securities, loan commitments, and financial guarantees. The CECL model does not apply to available-for-sale (“AFS”) debt securities. For AFS debt securities with unrealized losses, entities will measure credit losses in a manner similar to what they do today, except that the losses will be recognized as allowances rather than reductions in the amortized cost of the securities. The ASU also simplifies the accounting model for purchased credit-impaired debt securities and loans. ASU No. 2016-13 also expands the disclosure requirements regarding an entity’s assumptions, models, and methods for estimating the allowance for loan and lease losses. ASU No. 2016-13 is effective for interim and annual reporting periods beginning after December 15, 2019; early adoption is permitted for interim and annual reporting periods beginning after December 15, 2018. Entities will apply the standard’s provisions as a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is effective (i.e., modified retrospective approach). The Company has begun its implementation efforts by establishing an implementation team chaired by the Company's Chief Lending Officer and composed of members of the Company's credit administration and accounting departments. The Company's preliminary evaluation indicates the provisions of ASU No. 2016-13 are expected to impact the Company's Consolidated Financial Statements, in particular the level of the reserve for credit losses. However, the Company continues to evaluate the extent of the potential impact.

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

Fair Value of Financial Instruments

The carrying amounts and estimated fair values of financial instruments, at December 31, 2016 are as follows:

		Fair Value Measurements at December 31, 2016 Using:
	Carrying Value	Level 1	Level 2	Level 3	Total Fair Value
Financial assets:
Cash and cash equivalents	$62,646,000	$62,646,000			$62,646,000
Investment securities	101,595,000		$101,595,000		101,595,000
Loans, net	456,580,000			$459,618,000	459,618,000
FHLB stock	2,438,000				N/A
Accrued interest receivable	2,312,000	7,000	398,000	1,907,000	2,312,000
Financial liabilities:
Deposits	582,353,000	532,750,000	49,586,000		582,336,000
Repurchase agreements	7,547,000		7,547,000		7,547,000
Note payable	2,375,000			2,375,000	2,375,000
Junior subordinated deferrable interest debentures	10,310,000			7,762,000	7,762,000
Accrued interest payable	59,000	9,000	36,000	14,000	59,000

PLUMAS BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

3.	FAIR VALUE MEASUREMENTS (Continued)

Fair Value of Financial Instruments (continued)

The carrying amounts and estimated fair values of financial instruments, at December 31, 2015 are as follows:

		Fair Value Measurements at December 31, 2015 Using:
	Carrying Value	Level 1	Level 2	Level 3	Total Fair Value
Financial assets:
Cash and cash equivalents	$68,195,000	$68,195,000			$68,195,000
Investment securities	96,704,000		$96,704,000		96,704,000
Loans, net	396,833,000			$395,338,000	395,338,000
FHLB stock	2,380,000				N/A
Accrued interest receivable	2,048,000	26,000	328,000	1,694,000	2,048,000
Financial liabilities:
Deposits	527,276,000	475,013,000	52,287,000		527,300,000
Repurchase agreements	7,671,000		7,671,000		7,671,000
Note payable	4,875,000			4,875,000	4,875,000
Junior subordinated deferrable interest debentures	10,310,000			6,662,000	6,662,000
Accrued interest payable	58,000	8,000	38,000	12,000	58,000

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

Fair Value of Financial Instruments (continued)

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

The following tables present information about the Company’s assets and liabilities measured at fair value on a recurring and non-recurring basis as of December 31, 2016 and December 31, 2015, and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value:

Assets and liabilities measured at fair value on a recurring basis at December 31, 2016 are summarized below:

		Fair Value Measurements at December 31, 2016 Using
	Total Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
U.S. Government-sponsored agencies collateralized by mortgage obligations- residential	$74,911,000		$74,911,000
Obligations of states and political subdivisions	26,684,000		26,684,000
	$101,595,000	$-	$101,595,000	$-

Assets and liabilities measured at fair value on a recurring basis at December 31, 2015 are summarized below:

		Fair Value Measurements at December 31, 2015 Using
	Total Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
U.S. Government-sponsored agencies	$1,977,000		$1,977,000
U.S. Government-sponsored agencies collateralized by mortgage obligations- residential	72,370,000		72,370,000
Obligations of states and political subdivisions	22,357,000		22,357,000
	$96,704,000	$-	$96,704,000	$-

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

PLUMAS BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

3.	FAIR VALUE MEASUREMENTS (Continued)

Assets and liabilities measured at fair value on a non-recurring basis at December 31, 2016 are summarized below:

		Fair Value Measurements at December 31, 2016 Using
	Total Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)		Significant Other Observable Inputs (Level 2)		Significant Unobservable Inputs (Level 3)	Total Gains (Losses)
Assets:
Impaired loans:
Real estate – commercial	$453,000	$		$		$453,000	$(81,000)
Equity lines of credit	83,000					83,000	6,000
Total impaired loans	536,000		-		-	536,000	(75,000)
Other real estate:
Real estate – residential	10,000		-		-	10,000	-
Real estate – commercial	84,000					84,000	(37,000)
Real estate – construction and land development	641,000					641,000	-
Total other real estate	735,000		-		-	735,000	(37,000)
	$1,271,000		$-		$-	$1,271,000	$(112,000)

Assets and liabilities measured at fair value on a non-recurring basis at December 31, 2015 are summarized below:

		Fair Value Measurements at December 31, 2015 Using
	Total Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)		Significant Other Observable Inputs (Level 2)		Significant Unobservable Inputs (Level 3)	Total Gains (Losses)
Assets:
Impaired loans:
Real estate – commercial	$1,214,000	$		$		$1,214,000	$-
Real estate – construction and land development	30,000					30,000	(53,000)
Equity lines of credit	83,000					83,000	6,000
Total impaired loans	1,327,000		-		-	1,327,000	(47,000)
Other real estate:
Real estate – commercial	156,000					156,000	(127,000)
Real estate – construction and land development	1,516,000					1,516,000	75,000
Equity lines of credit	84,000					84,000	(27,000)
Total other real estate	1,756,000		-		-	1,756,000	(79,000)
	$3,083,000		$-		$-	$3,083,000	$(126,000)

PLUMAS BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

3.	FAIR VALUE MEASUREMENTS (Continued)

The Company has no liabilities which are reported at fair value.

The following methods were used to estimate fair value.

Collateral-Dependent Impaired Loans: The Bank does not record loans at fair value on a recurring basis. However, from time to time, fair value adjustments are recorded on these loans to reflect partial write-downs, through charge-offs or specific reserve allowances, that are based on fair value estimates of the underlying collateral. The fair value estimates for collateral-dependent impaired loans are generally based on recent real estate appraisals or broker opinions, obtained from independent third parties, which are frequently adjusted by management to reflect current conditions and estimated selling costs (Level 3).   Total losses of $75,000 and $47,000 represent impairment charges recognized during the years ended December 31, 2016 and 2015, respectively, related to the above impaired loans.

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

The following table presents quantitative information about Level 3 fair value measurements for financial instruments measured at fair value on a non-recurring basis at December 31, 2016 and 2015 (dollars in thousands):

					Range	Range
Description	Fair Value 12/31/2016	Fair Value 12/31/2015	Valuation Technique	Significant Unobservable Input	(Weighted Average) 12/31/2016	(Weighted Average) 12/31/2015
Impaired Loans:

RE – Commercial	$453	$1,214	Third Party appraisals	Management Adjustments to Reflect Current Conditions and Selling Costs	12% (12%)	9% - 12% (10%)

Land and Construction	$-	$30	Third Party appraisals	Management Adjustments to Reflect Current Conditions and Selling Costs		8% (8%)

Equity Lines of Credit	$83	$83	Third Party appraisals	Management Adjustments to Reflect Current Conditions and Selling Costs	8% (8%)	8% (8%)

Other Real Estate:

RE – Residential	$10	$-	Third Party appraisals	Management Adjustments to Reflect Current Conditions and Selling Costs	48% (48%)

Land and Construction	$641	$1,516	Third Party appraisals	Management Adjustments to Reflect Current Conditions and Selling Costs	10% - 36% (33%)	10% (10%)

RE – Commercial	$84	$156	Third Party appraisals	Management Adjustments to Reflect Current Conditions and Selling Costs	40% (40%)	10% (10%)

Equity Lines of Credit	$-	$84	Third Party appraisals	Management Adjustments to Reflect Current Conditions and Selling Costs		10% (10%)

PLUMAS BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

4.	INVESTMENT SECURITIES

The amortized cost and estimated fair value of investment securities at December 31, 2016 and 2015 consisted of the following:

Available-for-Sale	2016
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Debt securities:
U.S. Government-sponsored agencies collateralized by mortgage obligations-residential	$76,207,000	$11,000	$(1,307,000)	$74,911,000

Obligations of states and political subdivisions	27,042,000	89,000	(447,000)	26,684,000
	$103,249,000	$100,000	$(1,754,000)	$101,595,000

Unrealized loss on available-for-sale investment securities totaling $1,654,000 were recorded, net of $682,000 in tax benefits, as accumulated other comprehensive loss within shareholders' equity at December 31, 2016. During the year ended December 31, 2016 the Company sold fourteen available-for-sale investment securities for total proceeds of $14,589,000 recording a $32,000 loss on sale. The Company realized a gain on sale from eight of these securities totaling $48,000 and a loss on sale on six securities of $80,000.

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

Unrealized loss on available-for-sale investment securities totaling $72,000 were recorded, net of $30,000 in tax benefits, as accumulated other comprehensive loss within shareholders' equity at December 31, 2015. During the year ended December 31, 2015 the Company sold fifteen available-for-sale investment securities for total proceeds of $12,260,000 recording a $21,000 net gain on sale. The Company realized a gain on sale from eight of these securities totaling $62,000 and a loss on sale on seven of these securities of $41,000.

Net unrealized loss on available-for-sale investment securities totaling $102,000 were recorded, net of $42,000 in tax benefits, as accumulated other comprehensive loss within shareholders' equity at December 31, 2014. During the year ended December 31, 2014 the Company sold fourteen available-for-sale investment securities for total proceeds of $16,325,000 recording a $128,000 gain on sale. The Company realized a gain on sale from thirteen of these securities totaling $134,000 and a loss on sale on one security of $6,000.

PLUMAS BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

4.	INVESTMENT SECURITIES (Continued)

There were no transfers of available-for-sale investment securities during the years ended December 31, 2016, 2015 or 2014. There were no securities classified as held-to-maturity at December 31, 2016 or December 31, 2015.

Investment securities with unrealized losses at December 31, 2016 and 2015 are summarized and classified according to the duration of the loss period as follows:

December 31, 2016
	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Debt securities:

U.S. Government agencies collateralized by mortgage obligations-residential	$68,338,000	$1,237,000	$2,043,000	$70,000	$70,381,000	$1,307,000

Obligations of states and political subdivisions	18,052,000	447,000	-	-	18,052,000	447,000
	$86,390,000	$1,684,000	$2,043,000	$70,000	$88,433,000	$1,754,000

December 31, 2015
	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Debt securities:

U.S. Government- sponsored agencies	$1,977,000	$17,000	$-	$-	$1,977,000	$17,000

U.S. Government agencies collateralized by mortgage obligations-residential	45,398,000	327,000	11,880,000	324,000	57,278,000	651,000

Obligations of states and political subdivisions	1,037,000	7,000	160,000	1,000	1,197,000	8,000
	$48,412,000	$351,000	$12,040,000	$325,000	$60,452,000	$676,000

PLUMAS BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

4.	INVESTMENT SECURITIES (Continued)

At December 31, 2016, the Company held 166 securities of which 127 were in a loss position. Of the securities in a loss position, 123 were in a loss position for less than twelve months. Of the 127 securities 61 are U.S. Government-sponsored agencies collateralized by residential mortgage obligations and 66 were obligations of states and political subdivisions. The unrealized losses relate principally to market rate conditions. All of the securities continue to pay as scheduled. When analyzing an issuer’s financial condition, management considers the length of time and extent to which the market value has been less than cost; the historical and implied volatility of the security; the financial condition of the issuer of the security; and the Company’s intent and ability to hold the security to recovery. As of December 31, 2016, management does not have the intent to sell these securities nor does it believe it is more likely than not that it will be required to sell these securities before the recovery of its amortized cost basis. Based on the Company’s evaluation of the above and other relevant factors, the Company does not believe the securities that are in an unrealized loss position as of December 31, 2016 are other than temporarily impaired.

The amortized cost and estimated fair value of investment securities at December 31, 2016 by contractual maturity are shown below. Expected maturities will differ from contractual maturities because the issuers of the securities may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized Cost	Estimated Fair Value
After one year through five years	$898,000	$893,000
After five years through ten years	16,052,000	15,978,000
After ten years	10,092,000	9,813,000
Investment securities not due at a single maturity date:
Government-sponsored mortgage-backed securities	76,207,000	74,911,000
	$103,249,000	$101,595,000

Investment securities with amortized costs totaling $73,331,000 and $62,914,000 and estimated fair values totaling $72,112,000 and $62,483,000 at December 31, 2016 and 2015, respectively, were pledged to secure deposits and repurchase agreements.

PLUMAS BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

5.	LOANS AND THE ALLOWANCE FOR LOAN LOSSES

Outstanding loans are summarized below:

	December 31,
	2016	2015
Commercial	$41,293,000	$37,084,000
Agricultural	51,103,000	39,856,000
Real estate – residential	21,283,000	25,474,000
Real estate – commercial	226,136,000	192,095,000
Real estate – construction & land development	21,904,000	16,188,000
Equity lines of credit	42,338,000	38,327,000
Auto	53,553,000	48,365,000
Other	3,513,000	3,582,000
	461,123,000	400,971,000
Deferred loan costs, net	2,006,000	1,940,000
Allowance for loan losses	(6,549,000)	(6,078,000)
Loans, net	$456,580,000	$396,833,000

Changes in the allowance for loan losses were as follows:

	Year Ended December 31,
	2016	2015	2014
Balance, beginning of year	$6,078,000	$5,451,000	$5,517,000
Provision charged to operations	800,000	1,100,000	1,100,000
Losses charged to allowance	(979,000)	(827,000)	(1,913,000)
Recoveries	650,000	354,000	747,000
Balance, end of year	$6,549,000	$6,078,000	$5,451,000

The recorded investment in impaired loans totaled $5,442,000 and $6,461,000 at December 31, 2016 and 2015, respectively. The Company had specific allowances for loan losses of $366,000 on impaired loans of $1,534,000 at December 31, 2016 as compared to specific allowances for loan losses of $751,000 on impaired loans of $2,346,000 at December 31, 2015. The balance of impaired loans in which no specific reserves were required totaled $3,908,000 and $4,115,000 at December 31, 2016 and 2015, respectively. The average recorded investment in impaired loans for the years ended December 31, 2016, 2015 and 2014 was $5,077,000, $6,528,000 and $8,070,000, respectively. The Company recognized $149,000, $119,000 and $152,000 in interest income on impaired loans during the years ended December 31, 2016, 2015 and 2014, respectively. Of these amounts $29,000, $0 and $31,000 were recognized on the cash basis, respectively.

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

The carrying value of troubled debt restructurings at December 31, 2016 and December 31, 2015 was $4,616,000 and $4,661,000, respectively. The Company has allocated $342,000 and $311,000 of specific reserves on loans to customers whose loan terms have been modified in troubled debt restructurings as of December 31, 2016 and December 31, 2015, respectively. The Company has not committed to lend additional amounts on loans classified as troubled debt restructurings at December 31, 2016 and December 31, 2015.

There were no troubled debt restructurings during the twelve months ending December 31, 2016 and 2015.

There were no troubled debt restructurings for which there was a payment default within twelve months following the modification during the twelve months ended December 31, 2016 and 2015.

At December 31, 2016 and 2015, nonaccrual loans totaled $2,724,000 and $4,546,000, respectively. Interest foregone on nonaccrual loans totaled $164,000, $303,000 and $345,000 for the twelve months ended December 31, 2016, 2015 and 2014, respectively. The Company recognized $29,000, $0 and $31,000 in interest income on nonaccrual loans during the years ended December 31, 2016, 2015 and 2014, respectively. There were no loans past due 90 days or more and on accrual status at December 31, 2016 and 2015.

Salaries and employee benefits totaling $1,882,000, $1,337,000 and $1,441,000 have been deferred as loan origination costs during the years ended December 31, 2016, 2015 and 2014, respectively.

PLUMAS BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

5.	LOANS AND THE ALLOWANCE FOR LOAN LOSSES (Continued)

The following tables show the loan portfolio allocated by management's internal risk ratings at the dates indicated, in thousands:

December 31, 2016	Commercial Credit Exposure
	Credit Risk Profile by Internally Assigned Grade
	Commercial	Agricultural	Real Estate-Residential	Real Estate-Commercial	Real Estate-Construction	Equity LOC	Total
Grade:
Pass	$40,459	$50,790	$21,125	$223,854	$21,201	$41,983	$399,412
Watch	565	280	-	400	-	-	1,245
Substandard	269	33	158	1,882	703	355	3,400
Doubtful	-	-	-	-	-	-	-
Total	$41,293	$51,103	$21,283	$226,136	$21,904	$42,338	$404,057

December 31, 2015	Commercial Credit Exposure
	Credit Risk Profile by Internally Assigned Grade
	Commercial	Agricultural	Real Estate-Residential	Real Estate-Commercial	Real Estate-Construction	Equity LOC	Total
Grade:
Pass	$35,508	$39,426	$25,220	$185,739	$15,048	$37,983	$338,924
Watch	883	387	149	2,442	247	-	4,108
Substandard	693	43	105	3,914	893	344	5,992
Doubtful	-	-	-	-	-	-	-
Total	$37,084	$39,856	$25,474	$192,095	$16,188	$38,327	$349,024

	Consumer Credit Exposure			Consumer Credit Exposure
	Credit Risk Profile Based on Payment Activity			Credit Risk Profile Based on Payment Activity
	December 31, 2016			December 31, 2015
	Auto	Other	Total	Auto	Other	Total
Grade:
Performing	$53,474	$3,511	$56,985	$48,300	$3,582	$51,882
Non-performing	79	2	81	65	-	65
Total	$53,553	$3,513	$57,066	$48,365	$3,582	$51,947

PLUMAS BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

5.	LOANS AND THE ALLOWANCE FOR LOAN LOSSES (Continued)

The following tables show the allocation of the allowance for loan losses at the dates indicated, in thousands:

			Real Estate-	Real Estate-	Real Estate-
	Commercial	Agricultural	Residential	Commercial	Construction	Equity LOC	Auto	Other	Total
Year ended 12/31/16:
Allowance for Loan Losses
Beginning balance	$639	$294	$341	$2,525	$874	$528	$784	$93	$6,078
Charge-offs	(268)	-	(39)	(253)	(5)	(23)	(319)	(72)	(979)
Recoveries	53	-	42	3	389	2	131	30	650
Provision	231	172	(64)	465	(331)	68	219	40	800
Ending balance	$655	$466	$280	$2,740	$927	$575	$815	$91	$6,549

Year ended 12/31/15:
Allowance for Loan Losses
Beginning balance	$574	$225	$379	$1,701	$1,227	$691	$581	$73	$5,451
Charge-offs	(88)	(3)	(132)	-	(55)	(98)	(414)	(37)	(827)
Recoveries	167	6	8	-	-	6	124	43	354
Provision	(14)	66	86	824	(298)	(71)	493	14	1,100
Ending balance	$639	$294	$341	$2,525	$874	$528	$784	$93	$6,078

Year ended 12/31/14:
Allowance for Loan Losses
Beginning balance	$785	$164	$638	$1,774	$944	$613	$449	$150	$5,517
Charge-offs	(191)	-	(127)	(888)	(106)	(205)	(282)	(114)	(1,913)
Recoveries	89	-	13	6	491	5	73	70	747
Provision	(109)	61	(145)	809	(102)	278	341	(33)	1,100
Ending balance	$574	$225	$379	$1,701	$1,227	$691	$581	$73	$5,451

December 31, 2016:
Allowance for Loan Losses
Ending balance: individually evaluated for impairment	$2	$-	53	$81	$206	$24	$-	$-	$366
Ending balance: collectively evaluated for impairment	$653	$466	$227	$2,659	$721	$551	$815	$91	$6,183
Loans
Ending balance	$41,293	$51,103	$21,283	$226,136	$21,904	$42,338	$53,553	$3,513	$461,123
Ending balance: individually evaluated for impairment	$16	$258	$1,615	$2,323	$833	$326	$69	$2	$5,442
Ending balance: collectively evaluated for impairment	$41,277	$50,845	$19,668	$223,813	$21,071	$42,012	$53,484	$3,511	$455,681

PLUMAS BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

5.	LOANS AND THE ALLOWANCE FOR LOAN LOSSES (Continued)

The following table shows the allocation of the allowance for loan losses at the date indicated, in thousands:

			Real Estate-	Real Estate-	Real Estate-
	Commercial	Agricultural	Residential	Commercial	Construction	Equity LOC	Auto	Other	Total
December 31, 2015:
Allowance for Loan Losses
Ending balance: individually evaluated for impairment	$26	$-	54	$371	$269	$31	$-	$-	$751
Ending balance: collectively evaluated for impairment	$613	$294	$287	$2,154	$605	$497	$784	$93	$5,327
Loans
Ending balance	$37,084	$39,856	$25,474	$192,095	$16,188	$38,327	$48,365	$3,582	$400,971
Ending balance: individually evaluated for impairment	$73	$260	$1,593	$3,129	$1,029	$311	$66	$-	$6,461
Ending balance: collectively evaluated for impairment	$37,011	$39,596	$23,881	$188,966	$15,159	$38,016	$48,299	$3,582	$394,510

PLUMAS BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

5.	LOANS AND THE ALLOWANCE FOR LOAN LOSSES (Continued)

The following tables show an aging analysis of the loan portfolio by the time past due, in thousands:

December 31, 2016
	30-89 Days Past Due	90 Days and Still Accruing	Nonaccrual	Total Past Due and Nonaccrual	Current	Total

Commercial	$77	$-	$-	$77	$41,216	$41,293
Agricultural	-	-	-	-	51,103	51,103
Real estate - residential	179	-	145	324	20,959	21,283
Real estate - commercial	519	-	1,479	1,998	224,138	226,136
Real estate – construction & land	10	-	703	713	21,191	21,904
Equity Lines of Credit	276	-	326	602	41,736	42,338
Auto	919	-	69	988	52,565	53,553
Other	23	-	2	25	3,488	3,513
Total	$2,003	$-	$2,724	$4,727	$456,396	$461,123

December 31, 2015
	30-89 Days Past Due	90 Days and Still Accruing	Nonaccrual	Total Past Due and Nonaccrual	Current	Total

Commercial	$457	$-	$56	$513	$36,571	$37,084
Agricultural	-	-	-	-	39,856	39,856
Real estate - residential	472	-	90	562	24,912	25,474
Real estate - commercial	-	-	3,130	3,130	188,965	192,095
Real estate – construction & land	9	-	893	902	15,286	16,188
Equity Lines of Credit	8	-	312	320	38,007	38,327
Auto	586	-	65	651	47,714	48,365
Other	15	-	-	15	3,567	3,582
Total	$1,547	$-	$4,546	$6,093	$394,878	$400,971

PLUMAS BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

5.	LOANS AND THE ALLOWANCE FOR LOAN LOSSES (Continued)

The following tables show information related to impaired loans at the dates indicated, in thousands:

As of December 31, 2016:	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized

With no related allowance recorded:
Commercial	$-	$-		$-	$-
Agricultural	258	258		259	19
Real estate – residential	1,373	1,385		1,291	77
Real estate – commercial	1,789	2,227		1,589	33
Real estate – construction & land	198	198		210	-
Equity Lines of Credit	219	219		121	-
Auto	69	69		46	-
Other	2	2		-	-
With an allowance recorded:
Commercial	$16	$16	$2	$16	$1
Agricultural	-	-	-	-	-
Real estate – residential	242	242	53	243	11
Real estate – commercial	534	742	81	534	-
Real estate – construction & land	635	635	206	658	8
Equity Lines of Credit	107	107	24	110	-
Auto	-	-	-	-	-
Other	-	-	-	-	-
Total:
Commercial	$16	$16	$2	$16	$1
Agricultural	258	258	-	259	19
Real estate – residential	1,615	1,627	53	1,534	88
Real estate – commercial	2,323	2,969	81	2,123	33
Real estate – construction & land	833	833	206	868	8
Equity Lines of Credit	326	326	24	231	-
Auto	69	69	-	46	-
Other	2	2	-	-	-
Total	$5,442	$6,100	$366	$5,077	$149

		Unpaid		Average	Interest
	Recorded	Principal	Related	Recorded	Income
As of December 31, 2015:	Investment	Balance	Allowance	Investment	Recognized

With no related allowance recorded:
Commercial	$47	$47		$39	$1
Agricultural	260	260		262	20
Real estate – residential	1,347	1,359		1,346	79
Real estate – commercial	1,976	2,622		2,057	-
Real estate – construction & land	221	221		232	-
Equity Lines of Credit	199	199		156	-
Auto	65	65		21	-
Other	-	-		-	-
With an allowance recorded:
Commercial	$26	$26	$26	$29	$-
Agricultural	-	-	-	-	-
Real estate – residential	245	245	54	246	11
Real estate – commercial	1,154	1,154	371	1,203	-
Real estate – construction & land	808	808	269	822	8
Equity Lines of Credit	113	113	31	115	-
Auto	-	-	-	-	-
Other	-	-	-	-	-
Total:
Commercial	$73	$73	$26	$68	$1
Agricultural	260	260	-	262	20
Real estate – residential	1,592	1,604	54	1,592	90
Real estate – commercial	3,130	3,776	371	3,260	-
Real estate – construction & land	1,029	1,029	269	1,054	8
Equity Lines of Credit	312	312	31	271	-
Auto	65	65	-	21	-
Other	-	-	-	-	-
Total	$6,461	$7,119	$751	$6,528	$119

PLUMAS BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

5.	LOANS AND THE ALLOWANCE FOR LOAN LOSSES (Continued)

The following table shows information related to impaired loans at the date indicated, in thousands:

As of December 31, 2014:	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized

With no related allowance recorded:
Commercial	$55	$55		$61	$1
Agricultural	605	605		605	51
Real estate – residential	1,422	1,433		1,443	80
Real estate – commercial	3,389	4,036		2,460	-
Real estate – construction & land	495	495		512	9
Equity Lines of Credit	121	121		130	-
Auto	93	93		81	-
Other	1	1		-	-
With an allowance recorded:
Commercial	$-	$-	$-	$-	$-
Agricultural	-	-	-	-	-
Real estate – residential	1,096	1,102	51	1,112	11
Real estate – commercial	254	254	65	589	-
Real estate – construction & land	757	757	274	778	-
Equity Lines of Credit	294	294	174	299	-
Auto	-	-	-	-	-
Other	-	-	-	-	-
Total:
Commercial	$55	$55	$-	$61	$1
Agricultural	605	605	-	605	51
Real estate – residential	2,518	2,535	51	2,555	91
Real estate – commercial	3,643	4,290	65	3,049	-
Real estate – construction & land	1,252	1,252	274	1,290	9
Equity Lines of Credit	415	415	174	429	-
Auto	93	93	-	81	-
Other	1	1	-	-	-
Total	$8,582	$9,246	$564	$8,070	$152

PLUMAS BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

6.	PREMISES AND EQUIPMENT

Premises and equipment consisted of the following:

	December 31,
	2016	2015

Land	$2,863,000	$2,863,000
Premises	16,028,000	15,833,000
Furniture, equipment and leasehold improvements	7,505,000	7,491,000
	26,396,000	26,187,000
Less accumulated depreciation and amortization	(14,628,000)	(13,953,000)
Premises and equipment, net	$11,768,000	$12,234,000

Depreciation and amortization included in occupancy and equipment expense totaled $1,024,000, $1,055,000 and $1,147,000 for the years ended December 31, 2016, 2015 and 2014, respectively.

7.	DEPOSITS

Interest-bearing deposits consisted of the following:

	December 31,
	2016	2015

Interest-bearing demand deposits	$91,289,000	$91,225,000
Money market	57,208,000	48,848,000
Savings	147,474,000	125,896,000
Time, $250,000 or more	4,055,000	3,079,000
Other time	45,548,000	49,184,000
Interest-bearing deposits	$345,574,000	$318,232,000

At December 31, 2016, the scheduled maturities of time deposits were as follows:

Year Ending December 31,

2017	$38,579,000
2018	6,788,000
2019	2,422,000
2020	1,476,000
2021	338,000
thereafter	-
$49,603,000

Deposit overdrafts reclassified as loan balances were $252,000 and $364,000 at December 31, 2016 and 2015, respectively.

PLUMAS BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

8.	SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE

Securities sold under agreements to repurchase totaling $7,547,000 and $7,671,000 at December 31, 2016, and 2015, respectively are secured by U.S. Government agency securities with a carrying amount of $15,113,000 and $13,171,000 at December 31, 2016 and 2015, respectively.

Securities sold under agreements to repurchase are financing arrangements that mature within two years. At maturity, the securities underlying the agreements are returned to the Company. Information concerning securities sold under agreements to repurchase during 2016 and 2015 is summarized as follows:

	2016	2015
Average daily balance during the year	$6,411,000	$6,529,000
Average interest rate during the year	0.08%	0.08%
Maximum month-end balance during the year	$9,069,000	$8,708,000
Weighted average interest rate at year-end	0.08%	0.08%

9.	BORROWING ARRANGEMENTS

The Company is a member of the FHLB and can borrow up to $172,000,000 from the FHLB secured by commercial and residential mortgage loans with carrying values totaling $270,000,000. The Company is required to hold FHLB stock as a condition of membership. At December 31, 2016 and December 31, 2015, the Company held $2,438,000 and $2,380,000, respectively of FHLB stock which is recorded as a component of other assets. Based on this level of stock holdings at December 31, 2016, the Company can borrow up to $90,281,000. To borrow the $172,000,000 in available credit the Company would need to purchase $2,195,000 in additional FHLB stock. In addition to its FHLB borrowing line, the Company has unsecured short-term borrowing agreements with three of its correspondent banks in the amounts of $20 million, $11 million and $10 million. There were no outstanding borrowings to the FHLB or the correspondent banks under these agreements at December 31, 2016 and 2015.

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

Under the Term Loan and the Note, the Bank is subject to several negative and affirmative covenants similar to the covenants under the original Note but in several cases less restrictive. Additional covenant modifications were made on renewal of the Note on October 1, 2016. The Bank was in compliance with all such covenants related to the Note and the Term Loan at December 31, 2016 and December 31, 2015. Interest expense related to the Note and the Term Loan for the years ended December 31, 2016, 2015 and 2014 totaled $133 thousand, $155 thousand and $111 thousand, respectively. The ending balance of the Note at December 31, 2014 was $1,000,000. There was no balance outstanding on the Note at December 31, 2015 or December 31, 2016. On April 21, 2016 Plumas Bancorp made a $2 million payment on the Term Loan. The payment was funded through a $3 million dividend from Plumas Bank. The balance of the Term Loan was $2,375,000 and $4,875,000 at December 30, 2016 and December 31, 2015, respectively.

On April 15, 2013 the Company issued a $7.5 million subordinated debenture (“subordinated debt”). The subordinated debt was issued to an unrelated third-party (“Lender”) pursuant to a subordinated debenture purchase agreement, subordinated debenture note, and stock purchase warrant. On April 16, 2015 the Bancorp paid off the subordinated debt. Interest expense related to the subordinated debt for the years ended December 31, 2015 and 2014 totaled $219,000 and $756,000, respectively.

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

The Company allocated the proceeds received on April 15, 2013 between the subordinated debt and the Warrant based on the estimated relative fair value of each. The fair value of the Warrant was estimated based on a Black-Scholes-Merton model and totaled $318,000. The discount recorded on the subordinated noted was amortized by the level-yield method over 2 years. In May of 2016 the Company repurchased a portion of the warrant, representing the right to purchase 150,000 shares of the registrant’s common stock at a cost of $862,000. The remaining warrant represents the right to purchase 150,000 shares of Plumas Bancorp common stock at an exercise price of $5.25 per share. The warrant expires on April 15, 2021.

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

Plumas Statutory Trust I and II are business trusts formed by the Company with capital of $319,000 and $166,000, respectively, for the sole purpose of issuing trust preferred securities fully and unconditionally guaranteed by the Company.

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

Trust I’s Subordinated Debentures mature on September 26, 2032, bear a current interest rate of 4.40% (based on 3-month LIBOR plus 3.40%), with repricing and payments due quarterly. Trust II’s Subordinated Debentures mature on September 28, 2035, bear a current interest rate of 2.44% (based on 3-month LIBOR plus 1.48%), with repricing and payments due quarterly. The Subordinated Debentures are redeemable by the Company, subject to receipt by the Company of prior approval from the Federal Reserve Board of Governors, on any quarterly anniversary date on or after the 5-year anniversary date of the issuance. The redemption price is par plus accrued and unpaid interest, except in the case of redemption under a special event which is defined in the debenture. The Trust Preferred Securities are subject to mandatory redemption to the extent of any early redemption of the Subordinated Debentures and upon maturity of the Subordinated Debentures on September 26, 2032 for Trust I and September 28, 2035 for Trust II.

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

Interest expense recognized by the Company for the years ended December 31, 2016, 2015 and 2014 related to the subordinated debentures was $348,000, $306,000 and $303,000, respectively.

PLUMAS BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

11.	COMMITMENTS AND CONTINGENCIES

Leases

The Company has commitments for leasing premises under the terms of noncancelable operating leases expiring from 2017 to 2021. Future minimum lease payments are as follows:

Year Ending December 31,
2017	$275,000
2018	219,000
2019	206,000
2020	209,000
2021	187,000
$1,096,000

Rental expense included in occupancy and equipment expense totaled $276,000, $233,000 and $192,000 for the years ended December 31, 2016, 2015 and 2014, respectively.

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

The following financial instruments represent off-balance-sheet credit risk:

	December 31,
	2016	2015
Commitments to extend credit	$93,699,000	$82,995,000
Letters of credit	$625,000	$265,000

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

Letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loans to customers. The fair value of the liability related to these letters of credit, which represents the fees received for issuing the guarantees, was not significant at December 31, 2016 and 2015. The Company recognizes these fees as revenues over the term of the commitment or when the commitment is used.

PLUMAS BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

11.	COMMITMENTS AND CONTINGENCIES (Continued)

At December 31, 2016, consumer loan commitments represent approximately 11% of total commitments and are generally unsecured. Commercial and agricultural loan commitments represent approximately 37% of total commitments and are generally secured by various assets of the borrower. Real estate loan commitments, including consumer home equity lines of credit, represent the remaining 52% of total commitments and are generally secured by property with a loan-to-value ratio not to exceed 80%. In addition, the majority of the Company’s commitments have variable interest rates.

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

Dividends from the Bank to the Company are restricted under California law to the lesser of the Bank's retained earnings or the Bank's net income for the latest three fiscal years, less dividends previously declared during that period, or, with the approval of the DBO, to the greater of the retained earnings of the Bank, the net income of the Bank for its last fiscal year, or the net income of the Bank for its current fiscal year. As of December 31, 2016, the maximum amount available for dividend distribution under this restriction was approximately $9,900,000. In addition the Company’s ability to pay dividends is subject to certain covenants contained in the indentures relating to the Trust Preferred Securities issued by the business trusts (see Note 10 for additional information related to the Trust Preferred Securities).

On October 20, 2016 the Company announced that its Board of Directors approved the reinstatement of a semi-annual cash dividend. The dividend, in the amount of $0.10 per share, was paid on November 21, 2016 to shareholders of record at the close of business day on November 7, 2016.

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

	For the Year Ended December 31,
(In thousands, except per share data)	2016	2015	2014
Net Income:
Net income	$7,474	$5,818	$4,738
Earnings Per Share:
Basic earnings per share	$1.54	$1.21	$0.99
Diluted earnings per share	$1.47	$1.15	$0.95
Weighted Average Number of Shares Outstanding:
Basic shares	4,864	4,817	4,793
Diluted shares	5,098	5,058	4,977

Shares of common stock issuable under stock options and warrants for which the exercise prices were greater than the average market prices were not included in the computation of diluted earnings per share due to their antidilutive effect. Stock options and warrants not included in the computation of diluted earnings per share, due to shares not being in the-money and having an antidilutive effect, were 63,000, 53,000 and 238,000 for the years ended December 31, 2016, 2015 and 2014, respectively. At December 31, 2016 one stock warrant was outstanding to purchase up to 150,000 shares of the Bancorp’s common stock at an exercise price, subject to anti-dilution adjustments, of $5.25 per share. At December 31, 2015 and 2014 one stock warrant was outstanding to purchase up to 300,000 shares of the Bancorp’s common stock at an exercise price, subject to anti-dilution adjustments, of $5.25 per share.

PLUMAS BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

12.	SHAREHOLDERS' EQUITY (Continued)

Stock Options

In 2001, the Company established a Stock Option Plan for which 81,893 shares of common stock remain reserved for issuance to employees and directors and no shares are available for future grants as of December 31, 2016.

As of December 31, 2016, all remaining shares in this plan have vested and no compensation cost remains unrecognized.

The total fair value of options vested was $0 and $49,000 for the years ended December 31, 2016 and 2015. The total intrinsic value of options at time of exercise was $427,000 and $240,000 for the years ended December 31, 2016 and 2015, respectively.

A summary of the activity within the 2001 Plan follows:	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term in Years	Intrinsic Value

Options outstanding at January 1, 2014	365,059	$8.53
Options forfeited	(47,266)	13.64
Options exercised	(11,400)	2.95
Options outstanding at December 31, 2014	306,393	7.95
Options forfeited	(74,600)	16.26
Options exercised	(38,900)	2.95
Options outstanding at December 31, 2015	192,893	5.75
Options forfeited	(55,800)	12.61
Options exercised	(55,200)	2.95
Options outstanding at December 31, 2016	81,893	$2.95	2.2	$1,314,000
Options exercisable at December 31, 2016	81,893	$2.95	2.2	$1,314,000
Expected to vest after December 31, 2016	-

In May 2013, the Company established the 2013 Stock Option Plan for which 489,443 shares of common stock are reserved and 298,400 shares are available for future grants as of December 31, 2016. The 2013 Plan requires that the option price may not be less than the fair market value of the stock at the date the option is granted, and that the stock must be paid in full at the time the option is exercised. Payment in full for the option price must be made in cash, with Company common stock previously acquired by the optionee and held by the optionee for a period of at least six months, in options of the Optionee that are fully vested and exercisable or in any combination of the foregoing. The options expire on dates determined by the Board of Directors, but not later than ten years from the date of grant. During the years ended December 31, 2016 and 2014 108,000 and 110,400 options were granted, respectively. No options were granted during the year ended December 31, 2015.

As of December 31, 2016, there was $282,000 of total unrecognized compensation cost related to non-vested, share-based compensation arrangements granted under the 2013 Plan. That cost is expected to be recognized over a weighted average period of 2.5 years.

PLUMAS BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

12.	SHAREHOLDERS' EQUITY (Continued)

Stock Options (continued)

A summary of the activity within the 2013 Plan follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term in Years	Intrinsic Value
Options outstanding at January 1, 2014	-
Options granted	110,400	$6.32
Options outstanding at December 31, 2014	110,400
Options cancelled	(7,200)
Options exercised	(800)
Options outstanding at December 31, 2015	102,400	6.32
Option granted	108,000	8.75
Options cancelled	(9,600)	7.94
Options exercised	(8,000)	6.32
Options outstanding at December 31, 2016	192,800	$7.60	6.3	$2,198,000
Options exercisable at December 31, 2016	44,000	$6.32	5.3	$558,000
Expected to vest after December 31, 2016	129,798	$7.98	6.6	$1,430,000

Compensation cost related to stock options recognized in operating results under the two stock option plans was $116,000, $70,000 and $81,000 for the years ended December 31, 2016, 2015 and 2014, respectively. The associated future income tax benefit recognized was $13,000, $7,000, $6,000 for the years ended December 31, 2016, 2015 and 2014, respectively.

Cash received from option exercises for the years ended December 31, 2016, 2015 and 2014 was $200,000, $88,000 and $34,000, respectively. The tax benefit realized for the tax deductions from option exercise totaled $12,000, $13,000 and $13,000 for the years ended December 31, 2016, 2015 and 2014, respectively.

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

Regulatory Capital (continued)

In July, 2013, the federal bank regulatory agencies approved the final rules implementing the Basel Committee on Banking Supervision’s capital guidelines for U.S. banks, sometimes called “Basel III”. The phase-in period for the final rules began in 2015, with certain of the rules’ requirements phased in over a multi-year schedule. Under the final rules minimum requirements increased for both the quantity and quality of capital held by the Company and the Bank. The new capital rules include a new minimum “common equity Tier 1” ratio of 4.5%, a Tier 1 capital ratio of 6.0% (increased from 4.0%), a total risk-based capital ratio of 8.0%, and a minimum leverage ratio of 4.0% (calculated as Tier 1 capital to average consolidated assets). The effective date of these requirements was January 1, 2015. In addition, the new capital rules include a capital conservation buffer of 2.5% above each of these levels (to be phased in over three years which beginning at 0.625% on January 1, 2016 and increasing by that amount on each subsequent January 1, until reaching 2.5% on January 1, 2019) will be required for banking institutions to avoid restrictions on their ability to pay dividends, repurchase stock or pay discretionary bonuses. Including the capital conservation buffer of 2.5%, the New Capital Rules would result in the following minimum ratios to be considered well capitalized: (i) a Tier 1 capital ratio of 8.5%, (ii) a common equity Tier 1 capital ratio of 7.0%, and (iii) a total capital ratio of 10.5%. The final rules also implement strict eligibility criteria for regulatory capital instruments.

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

The following table sets forth the Bank's actual capital amounts and ratios (dollar amounts in thousands):

			Amount of Capital Required
					To be Well-Capitalized
			For Capital		Under Prompt
	Actual		Adequacy Purposes		Corrective Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2016
Common Equity Tier 1 Ratio	$60,521	12.1%	$22,597	4.5%	$32,641	6.5%
Tier 1 Leverage Ratio	60,521	9.2%	26,353	4.0%	32,941	5.0%
Tier 1 Risk-Based Capital Ratio	60,521	12.1%	30,130	6.0%	40,173	8.0%
Total Risk-Based Capital Ratio	66,804	13.3%	40,173	8.0%	50,217	10.0%

December 31, 2015
Common Equity Tier 1 Ratio	$56,300	12.7%	$19,908	4.5%	$28,756	6.5%
Tier 1 Leverage Ratio	56,300	9.4%	23,999	4.0%	29,999	5.0%
Tier 1 Risk-Based Capital Ratio	56,300	12.7%	26,544	6.0%	35,392	8.0%
Total Risk-Based Capital Ratio	61,839	14.0%	35,392	8.0%	44,240	10.0%

The current and projected capital positions of the Company and the Bank and the impact of capital plans and long-term strategies are reviewed regularly by management. The Company policy is to maintain the Bank’s ratios above the prescribed well-capitalized ratios at all times. Management believes that the Bank currently meets all its capital adequacy requirements.

PLUMAS BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

13.	OTHER EXPENSES

Other expenses consisted of the following:

	Year Ended December 31,
	2016	2015	2014
Outside service fees	$2,105,000	$2,003,000	$2,042,000
Professional fees	608,000	707,000	583,000
Telephone and data communications	450,000	376,000	351,000
Advertising and promotion	366,000	305,000	282,000
Director compensation and retirement	348,000	300,000	298,000
Business development	344,000	332,000	279,000
Deposit insurance	285,000	362,000	387,000
Armored car and courier	248,000	234,000	224,000
Loan collection expenses	166,000	200,000	182,000
Stationery and supplies	119,000	105,000	122,000
Insurance	78,000	95,000	(9,000)
Postage	40,000	41,000	45,000
Provision from change in OREO valuation	37,000	79,000	240,000
OREO expenses	(34,000)	182,000	362,000
Gain on sale of other real estate	(60,000)	(198,000)	(101,000)
Other operating expenses	309,000	309,000	182,000
Other non-interest expense	$5,409,000	$5,432,000	$5,469,000

14.	INCOME TAXES

The provision for income taxes for the years ended December 31, 2016, 2015 and 2014 consisted of the following:

2016	Federal	State	Total
Current	$4,156,000	$1,263,000	$5,419,000
Deferred	(575,000)	(85,000)	(660,000)
Provision for income taxes	$3,581,000	$1,178,000	$4,759,000

2015	Federal	State	Total
Current	$3,625,000	$631,000	$4,256,000
Deferred	(848,000)	309,000	(539,000)
Provision for income taxes	$2,777,000	$940,000	$3,717,000

2014	Federal	State	Total
Current	$1,863,000	$58,000	$1,921,000
Deferred	401,000	764,000	1,165,000
Provision for income taxes	$2,264,000	$822,000	$3,086,000

PLUMAS BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

14.	INCOME TAXES (Continued)

Deferred tax assets (liabilities) consisted of the following:

	December 31,
	2016	2015
Deferred tax assets:

Allowance for loan losses	$1,741,000	$903,000
Deferred compensation	1,574,000	1,774,000
OREO valuation allowance	519,000	556,000
Premises and equipment	515,000	619,000
Unrealized loss on available-for-sale investment securities	682,000	30,000
Other	1,070,000	721,000
Total deferred tax assets	6,101,000	4,603,000

Deferred tax liabilities:

Deferred loan costs	(1,628,000)	(1,436,000)
Other	(238,000)	(244,000)
Total deferred tax liabilities	(1,866,000)	(1,680,000)
Net deferred tax assets	$4,235,000	$2,923,000

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

At December 31, 2016 total deferred tax assets were approximately $6,101,000 and total deferred tax liabilities were approximately $1,866,000 for a net deferred tax asset of $4,235,000. The Company’s deferred tax assets primarily relate timing differences in the tax deductibility of impairment charges on other real estate owned, deprecation on premises and equipment, the provision for loan losses and deferred compensation. Based upon our analysis of available evidence, management of the Company determined that it is "more likely than not" that all of our deferred income tax assets as of December 31, 2016 and 2015 will be fully realized and therefore no valuation allowance was recorded. On the consolidated balance sheet, net deferred tax assets are included in accrued interest receivable and other assets.

PLUMAS BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

14.	INCOME TAXES (Continued)

The provision for income taxes differs from amounts computed by applying the statutory Federal income tax rate to operating income before income taxes. The significant items comprising these differences consisted of the following:

	2016	2015	2014
Federal income tax, at statutory rate	34.0%	34.0%	34.0%
State franchise tax, net of Federal tax effect	6.9%	6.9%	6.9%
Interest on obligations of states and political subdivisions	(1.5)%	(1.3)%	(0.7)%
Net increase in cash surrender value of bank owned life insurance	(0.9)%	(1.2)%	(1.5)%
Other	0.4%	0.6%	0.7%
Effective tax rate	38.9%	39.0%	39.4%

The Company and its subsidiary file income tax returns in the U.S. federal and applicable state jurisdictions. The Company conducts all of its business activities in the states of Arizona, California, Nevada and Oregon. There are currently no pending U.S. federal, state, and local income tax or non-U.S. income tax examinations by tax authorities.

With few exceptions, the Company is no longer subject to tax examinations by U.S. Federal taxing authorities for years ended before December 31, 2013, and by state and local taxing authorities for years ended before December 31, 2012.

The unrecognized tax benefits and changes therein and the interest and penalties accrued by the Company as of or during the years ended December 31, 2016 and 2015 were not significant. The Company does not expect the total amount of unrecognized tax benefits to significantly increase or decrease in the next twelve months.

15.	RELATED PARTY TRANSACTIONS

During the normal course of business, the Company enters into transactions with related parties, including executive officers and directors. The following is a summary of the aggregate activity involving related party borrowers during 2016:

Balance, January 1, 2016	$3,249,000
Disbursements	2,498,000
Amounts repaid	(3,511,000)
Balance, December 31, 2016	$2,236,000
Undisbursed commitments to related parties, December 31, 2016	$2,442,000

PLUMAS BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

16.	EMPLOYEE BENEFIT PLANS

Profit Sharing Plan

The Plumas Bank Profit Sharing Plan commenced April 1, 1988 and is available to employees meeting certain service requirements. Under the Plan, employees are able to defer a selected percentage of their annual compensation. Included under the Plan's investment options is the option to invest in Company stock. During 2016 and 2015, the Company’s contribution consisted of a matching amount of 25% of the employee’s contribution up to a total of 2% of the employee’s compensation totaling $114,000 and $111,000, respectively. No contribution was made for the year ended December 31, 2014.

Salary Continuation and Retirement Agreements

Salary continuation and retirement agreements are in place for the Company’s president, its current executive vice presidents, six members of the Board of Directors as well as five former executives and four former directors. Under these agreements, the directors and executives will receive monthly payments for periods ranging from ten to fifteen years, after retirement. The estimated present value of these future benefits is accrued over the period from the effective dates of the agreements until the participants' expected retirement dates. The expense recognized under these plans for the years ended December 31, 2016, 2015 and 2014 totaled $269,000, $258,000 and $289,000, respectively. Accrued compensation payable under these plans totaled $3,889,000 and $3,973,000 at December 31, 2016 and 2015, respectively.

In connection with some of these agreements, the Bank purchased single premium life insurance policies with cash surrender values totaling $12,528,000 and $12,187,000 at December 31, 2016 and 2015, respectively. Income earned on these policies, net of expenses, totaled $341,000, $342,000 and $341,000 for the years ended December 31, 2016, 2015 and 2014, respectively.

PLUMAS BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

17.	PARENT ONLY CONDENSED FINANCIAL STATEMENTS

CONDENSED BALANCE SHEETS

December 31, 2016 and 2015

	2016	2015
ASSETS

Cash and cash equivalents	$281,000	$849,000
Investment in bank subsidiary	59,840,000	56,295,000
Other assets	571,000	552,000

Total assets	$60,692,000	$57,696,000

LIABILITIES AND SHAREHOLDERS' EQUITY
Other liabilities	$13,000	$15,000
Note payable	2,375,000	4,875,000
Junior subordinated deferrable interest debentures	10,310,000	10,310,000

Total liabilities	12,698,000	15,200,000

Shareholders' equity:
Common stock	5,918,000	6,475,000
Retained earnings	43,048,000	36,063,000
Accumulated other comprehensive loss	(972,000)	(42,000)

Total shareholders' equity	47,994,000	42,496,000

Total liabilities and shareholders' equity	$60,692,000	$57,696,000

CONDENSED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

For the Years Ended December 31, 2016, 2015 and 2014

	2016	2015	2014
Income:
Dividends declared by bank subsidiary	$3,500,000	$4,000,000	$2,500,000
Earnings from investment in Plumas
Statutory Trusts I and II	10,000	9,000	9,000

Total income	3,510,000	4,009,000	2,509,000

Expenses:
Interest on note payable	133,000	155,000	111,000
Interest on subordinated debenture	-	219,000	756,000
Interest on junior subordinated deferrable interest debentures	348,000	306,000	303,000
Other expenses	235,000	206,000	211,000

Total expenses	716,000	886,000	1,381,000

Income before equity in undistributed income of subsidiary	2,794,000	3,123,000	1,128,000

Equity in undistributed income of subsidiary	4,390,000	2,353,000	3,111,000

Income before income taxes	7,184,000	5,476,000	4,239,000
Income tax benefit	290,000	342,000	499,000
Net income	$7,474,000	$5,818,000	$4,738,000

Total comprehensive income	$6,544,000	$5,836,000	$5,841,000

PLUMAS BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

17.	PARENT ONLY CONDENSED FINANCIAL STATEMENTS (Continued)

CONDENSED STATEMENTS OF CASH FLOWS

For the Years Ended December 31, 2016, 2015 and 2014

	2016	2015	2014
Cash flows from operating activities:
Net income	$7,474,000	$5,818,000	$4,738,000
Adjustments to reconcile net income to net cash provided by operating activities:
Undistributed income of subsidiary	(4,390,000)	(2,353,000)	(3,111,000)
Amortization of discount on debentures	-	45,000	159,000
Stock-based compensation expense	32,000	17,000	14,000
(Decrease) increase in other assets	(31,000)	238,000	207,000
Decrease in other liabilities	(2,000)	(7,000)	(11,000)
Net cash provided by operating activities	3,083,000	3,758,000	1,996,000

Cash flows from financing activities:
Cash dividends paid on common stock	(489,000)	-	-
Redemption of subordinated debt	-	(7,500,000)	-
Repurchase of common stock warrant	(862,000)	-	-
Increase in note payable	-	4,000,000	-
Payment on note payable	(2,500,000)	(125,000)	(2,000,000)
Proceeds from exercise of stock options	200,000	88,000	34,000
Net cash used in financing activities	(3,651,000)	(3,537,000)	(1,966,000)

(Decrease) increase in cash and cash equivalents	(568,000)	221,000	30,000

Cash and cash equivalents at beginning of year	849,000	628,000	598,000

Cash and cash equivalents at end of year	$281,000	$849,000	$628,000

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

Management, including the undersigned Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of our internal control over financial reporting presented in conformity with accounting principles generally accepted in the United States of America as of December 31, 2016. In conducting its assessment, management used the criteria established by the Committee of Sponsoring Organizations of the Treadway Commission in the 2013 Internal Control — Integrated Framework. Based on this assessment, management concluded that, as of December 31, 2016, our internal control over financial reporting was effective based on those criteria.

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

Dated: March 17, 2017

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

10.10	Salary Continuation Agreement of Richard L. Belstock dated April 1, 2016, is included as Exhibit 10.2 to the Registrant’s 8-K filed on April 4, 2016, which is incorporated by this reference herein.

10.11	Salary Continuation Agreement of Kerry D. Wilson dated April 1, 2016, is included as Exhibit 10.3 to the Registrant’s 8-K filed on April 4, 2016, which is incorporated by this reference herein.

10.12	Salary Continuation Agreement of BJ North dated April 1, 2016, is included as Exhibit 10.4 to the Registrant’s 8-K filed on April 4, 2016, which is incorporated by this reference herein.

10.13 *	Director Retirement Agreement of Steven M. Coldani dated December 21, 2016.

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

21.01	Plumas Bank – California.

21.02	Plumas Statutory Trust I – Connecticut.

21.03	Plumas Statutory Trust II – Delaware.

23.01*	Independent Registered Public Accountant’s Consent dated March 17, 2017.

31.1*	Rule 13a-14(a) [Section 302] Certification of Principal Financial Officer dated March 17, 2017.

31.2*	Rule 13a-14(a) [Section 302] Certification of Principal Executive Officer dated March 17, 2017.

32.1*	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 dated March 17, 2017.

32.2*	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 dated March 17, 2017.

101.INS*	XBRL Instance Document.

101.SCH*	XBRL Taxonomy Schema.

101.CAL*	XBRL Taxonomy Calculation Linkbase.

101.DEF*	XBRL Taxonomy Definition Linkbase.

101.LAB*	XBRL Taxonomy Label Linkbase.

101.PRE*	XBRL Taxonomy Presentation Linkbase.

*	Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PLUMAS BANCORP (Registrant)

Date: March 17, 2017
/s/ ANDREW J. RYBACK
Andrew J. Ryback,
President, Chief Executive Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

/s/ ANDREW J. RYBACK	Dated: March 17, 2017
Andrew J. Ryback,
President, Chief Executive Officer and Director

/s/ RICHARD L. BELSTOCK	Dated: March 17, 2017
Richard L. Belstock,
Executive Vice President and Chief Financial Officer

/s/ DANIEL E. WEST	Dated: March 17, 2017
Daniel E. West, Director and Chairman of the Board

/s/ TERRANCE J. REESON	Dated: March 17, 2017
Terrance J. Reeson, Director and Vice Chairman of the Board

/s/ W. E. ELLIOTT	Dated: March 17, 2017
William E. Elliott, Director

/s/ Steven M. Coldani	Dated: March 17, 2017
Steven M. Coldani, Director

/s/ GERALD W. FLETCHER	Dated: March 17, 2017
Gerald W. Fletcher, Director

/s/ JOHN FLOURNOY	Dated: March 17, 2017
John Flournoy, Director

/s/ ROBERT J. MCCLINTOCK	Dated: March 17, 2017
Robert J. McClintock, Director