Form 10-Q
period 2017-03-31
PLUMAS BANCORP
filed 2017-05-03
CIK 1168455

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED March 31, 2017

☐	TRANSITION REPORT UNDER SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM __________ TO ___________

COMMISSION FILE NUMBER: 000-49883

PLUMAS BANCORP

(Exact Name of Registrant as Specified in Its Charter)

California	75-2987096
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

35 S. Lindan Avenue, Quincy, California	95971
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s Telephone Number, Including Area Code (530) 283-7305

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒   No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer	☐	Accelerated filer	☐
Non-accelerated filer (Do not check if a smaller reporting company)	☐	Smaller reporting company ☒
Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐  No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of April 28, 2017. 4,931,860 shares

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

PLUMAS BANCORP

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands, except share data)

	March 31, 2017	December 31, 2016

Assets
Cash and cash equivalents	$51,954	$62,646
Investment securities available for sale	110,928	101,595
Loans, less allowance for loan losses of $6,743 at March 31, 2017 and $6,549 at December 31, 2016	465,243	456,580
Real estate acquired through foreclosure	651	735
Premises and equipment, net	11,630	11,768
Bank owned life insurance	12,610	12,528
Accrued interest receivable and other assets	10,594	12,123
Total assets	$663,610	$657,975

Liabilities and Shareholders’ Equity

Deposits:
Non-interest bearing	$240,873	$236,779
Interest bearing	348,420	345,574
Total deposits	589,293	582,353
Repurchase agreements	5,298	7,547
Note payable	2,250	2,375
Accrued interest payable and other liabilities	5,923	7,396
Junior subordinated deferrable interest debentures	10,310	10,310
Total liabilities	613,074	609,981
Commitments and contingencies (Note 5)

Shareholders’ equity:
Common stock, no par value; 22,500,000 shares authorized; issued and outstanding – 4,926,860 shares at March 31, 2017 and 4,896,875 at December 31, 2016	6,168	5,918
Retained earnings	45,034	43,048
Accumulated other comprehensive income (loss), net	(666)	(972)
Total shareholders’ equity	50,536	47,994
Total liabilities and shareholders’ equity	$663,610	$657,975

See notes to unaudited condensed consolidated financial statements.

PLUMAS BANCORP

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(In thousands, except per share data)

	For the Three Months
	Ended March 31,
	2017	2016
Interest Income:
Interest and fees on loans	$6,108	$5,455
Interest on investment securities	561	472
Other	96	73
Total interest income	6,765	6,000
Interest Expense:
Interest on deposits	139	132
Interest on note payable	24	46
Interest on junior subordinated deferrable interest debentures	94	83
Other	1	1
Total interest expense	258	262
Net interest income before provision for loan losses	6,507	5,738
Provision for Loan Losses	200	200
Net interest income after provision for loan losses	6,307	5,538
Non-Interest Income:
Service charges	1,055	931
Gain on sale of loans	528	333
Loss on sale of investments	(17)	(32)
Other	481	421
Total non-interest income	2,047	1,653
Non-Interest Expenses:
Salaries and employee benefits	2,927	2,608
Occupancy and equipment	769	707
Other	1,387	1,319
Total non-interest expenses	5,083	4,634
Income before provision for income taxes	3,271	2,557
Provision for Income Taxes	1,207	984
Net income	$2,064	$1,573

Basic earnings per common share	$0.42	$0.32
Diluted earnings per common share	$0.40	$0.31

See notes to unaudited condensed consolidated financial statements.

PLUMAS BANCORP

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

(In thousands)

	For the Three Months
	Ended March 31,
	2017	2016

Net income	$2,064	$1,573
Other comprehensive income:
Change in net unrealized gain/loss	503	1,391
Reclassification adjustments for net losses included in net income	17	32
Net unrealized holding gain	520	1,423
Related tax effect:
Change in net unrealized gain/loss	(207)	(574)
Reclassification of net losses included in net income	(7)	(13)
Income tax effect	(214)	(587)
Other comprehensive income	306	836
Total comprehensive income	$2,370	$2,409

See notes to unaudited condensed consolidated financial statements.

PLUMAS BANCORP

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	For the Three Months
	Ended March 31,
	2017	2016
Cash Flows from Operating Activities:
Net income	$2,064	$1,573
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Provision for loan losses	200	200
Change in deferred loan origination costs/fees, net	(134)	(122)
Depreciation and amortization	271	267
Stock-based compensation expense	43	25
Loss on sale of investments	17	32
Amortization of investment security premiums	144	150
Gain on sale of OREO and other vehicles	(5)	(3)
Gain on sale of loans held for sale	(528)	(333)
Loans originated for sale	(11,202)	(8,662)
Proceeds from loan sales	9,198	6,336
Provision from change in OREO valuation	9	9
Earnings on bank-owned life insurance	(82)	(86)
Decrease in accrued interest receivable and other assets	1,453	2,151
Decrease in accrued interest payable and other liabilities	(1,473)	(758)
Net cash (used in) provided by operating activities	(25)	779

Cash Flows from Investing Activities:
Proceeds from principal repayments from available-for-sale government-sponsored mortgage-backed securities	3,096	2,721
Purchases of available-for-sale securities	(16,291)	(18,998)
Proceeds from sale of available-for-sale securities	4,221	14,589
Net increase in loans	(6,405)	(5,700)
Proceeds from sale of OREO	75	-
Proceeds from sale of other vehicles	66	107
Purchase of premises and equipment	(118)	(269)
Net cash used in investing activities	(15,356)	(7,550)

Continued on next page.

PLUMAS BANCORP

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

(Continued)

	For the Three Months
	Ended March 31,
	2017	2016
Cash Flows from Financing Activities:
Net increase (decrease) in demand, interest bearing and savings deposits	$8,531	$(1,214)
Net decrease in time deposits	(1,591)	(856)
Principal payment on note payable	(125)	(125)
Net decrease in securities sold under agreements to repurchase	(2,249)	(3,496)
Proceeds from exercise of stock options	123	62
Net cash provided by (used in) financing activities	4,689	(5,629)
Decrease in cash and cash equivalents	(10,692)	(12,400)
Cash and Cash Equivalents at Beginning of Year	62,646	68,195
Cash and Cash Equivalents at End of Period	$51,954	$55,795

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:
Interest expense	$256	$260
Income taxes	$-	$50

Non-Cash Investing Activities:
Real estate and vehicles acquired through foreclosure	$50	$102

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

2. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The condensed consolidated financial statements include the accounts of the Company and the accounts of its wholly-owned subsidiary, Plumas Bank. Plumas Statutory Trust I and Plumas Statutory Trust II are not consolidated into the Company’s consolidated financial statements and, accordingly, are accounted for under the equity method. In the opinion of management, the unaudited condensed consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the Company’s financial position at March 31, 2017 and the results of its operations and its cash flows for the three-month periods ended March 31, 2017 and 2016. Our condensed consolidated balance sheet at December 31, 2016 is derived from audited financial statements. Certain reclassifications have been made to prior period’s balances to conform to classifications used in 2017.

The unaudited condensed consolidated financial statements of the Company have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim reporting on Form 10-Q. Accordingly, certain disclosures normally presented in the notes to the annual consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been omitted. The Company believes that the disclosures are adequate to make the information not misleading. These interim financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's 2016 Annual Report to Shareholders on Form 10-K. The results of operations for the three-month period ended March 31, 2017 may not necessarily be indicative of future operating results. In preparing such financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the balance sheet and revenues and expenses for the periods reported. Actual results could differ significantly from those estimates.

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

3.   INVESTMENT SECURITIES AVAILABLE FOR SALE

The amortized cost and estimated fair value of investment securities at March 31, 2017 and December 31, 2016 consisted of the following, in thousands:

Available-for-Sale	March 31, 2017
		Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Debt securities:
U.S. Government-sponsored agencies collateralized by mortgage obligations- residential	$82,206	$38	$(1,042)	$81,202
Obligations of states and political subdivisions	29,856	189	(319)	29,726
	$112,062	$227	$(1,361)	$110,928

Net unrealized loss on available-for-sale investment securities totaling $1,134,000 were recorded, net of $468,000 in tax benefits, as accumulated other comprehensive income within shareholders' equity at March 31, 2017. During the three months ended March 31, 2017 the Company sold seven available-for-sale investment securities for total proceeds of $4,221,000 recording a $17,000 loss on sale. The Company realized a gain on sale from four of these securities totaling $4,000 and a loss on sale on three securities of $21,000.

Available-for-Sale	December 31, 2016
		Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Debt securities:
U.S. Government-sponsored agencies collateralized by mortgage obligations- residential	$76,207	$11	$(1,307)	$74,911
Obligations of states and political subdivisions	27,042	89	(447)	26,684
	$103,249	$100	$(1,754)	$101,595

Net unrealized loss on available-for-sale investment securities totaling $1,654,000 were recorded, net of $682,000 in tax benefits, as accumulated other comprehensive loss within shareholders' equity at December 31, 2016. During the year ended December 31, 2016 the Company sold fourteen available-for-sale investment securities for total proceeds of $14,589,000 recording a $32,000 loss on sale. The Company realized a gain on sale from eight of these securities totaling $48,000 and a loss on sale on six securities of $80,000.

There were no transfers of available-for-sale investment securities during the three months ended March 31, 2017 and twelve months ended December 31, 2016. There were no securities classified as held-to-maturity at March 31, 2017 or December 31, 2016.

Investment securities with unrealized losses at March 31, 2017 and December 31, 2016 are summarized and classified according to the duration of the loss period as follows, in thousands:

March 31, 2017	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
Debt securities:
U.S. Government agencies collateralized by mortgage obligations-residential	66,542	977	1,937	$65	68,479	1,042
Obligations of states and political subdivisions	12,925	319	-	-	12,925	319
	$79,467	$1,296	$1,937	$65	$81,404	$1,361

December 31, 2016	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
Debt securities:
U.S. Government agencies collateralized by mortgage obligations-residential	68,338	1,237	2,043	70	70,381	1,307
Obligations of states and political subdivisions	18,052	447	-	-	18,052	447
	$86,390	$1,684	$2,043	$70	$88,433	$1,754

At March 31, 2017, the Company held 172 securities of which 103 were in a loss position. Of the securities in a loss position, 99 were in a loss position for less than twelve months. Of the 172 securities 67 are U.S. Government-sponsored agencies collateralized by residential mortgage obligations and 105 were obligations of states and political subdivisions. The unrealized losses relate principally to market rate conditions. All of the securities continue to pay as scheduled. When analyzing an issuer’s financial condition, management considers the length of time and extent to which the market value has been less than cost; the historical and implied volatility of the security; the financial condition of the issuer of the security; and the Company’s intent and ability to hold the security to recovery. As of March 31, 2017, management does not have the intent to sell these securities nor does it believe it is more likely than not that it will be required to sell these securities before the recovery of its amortized cost basis. Based on the Company’s evaluation of the above and other relevant factors, the Company does not believe the securities that are in an unrealized loss position as of March 31, 2017 are other than temporarily impaired.

The amortized cost and estimated fair value of investment securities at March 31, 2017 by contractual maturity are shown below, in thousands.

	Amortized Cost	Estimated Fair Value
Within one year	$-	$-
After one year through five years	2,412	2,437
After five years through ten years	16,651	16,679
After ten years	10,793	10,610
Investment securities not due at a single maturity date:
Government-sponsored mortgage-backed securities	82,206	81,202
	$112,062	$110,928

Expected maturities will differ from contractual maturities because the issuers of the securities may have the right to call or prepay obligations with or without call or prepayment penalties.

Investment securities with amortized costs totaling $70,396,000 and $73,331,000 and estimated fair values totaling $69,453,000 and $72,112,000 at March 31, 2017 and December 31, 2016, respectively, were pledged to secure deposits and repurchase agreements.

4. LOANS AND THE ALLOWANCE FOR LOAN LOSSES

Outstanding loans are summarized below, in thousands:

	March 31,	December 31,
	2017	2016

Commercial	$43,624	$41,293
Agricultural	49,564	51,103
Real estate – residential	20,250	21,283
Real estate – commercial	240,687	226,136
Real estate – construction and land development	16,402	21,904
Equity lines of credit	42,270	42,338
Auto	53,639	53,553
Other	3,528	3,513
	469,964	461,123
Deferred loan costs, net	2,022	2,006
Allowance for loan losses	(6,743)	(6,549)
Loans, net	$465,243	$456,580

Changes in the allowance for loan losses, in thousands, were as follows:

	March 31,	December 31,
	2017	2016

Balance, beginning of year	$6,549	$6,078
Provision charged to operations	200	800
Losses charged to allowance	(55)	(979)
Recoveries	49	650
Balance, end of year	$6,743	$6,549

The recorded investment in impaired loans totaled $5,807,000 and $5,442,000 at March 31, 2017 and December 31, 2016, respectively. The Company had specific allowances for loan losses of $472,000 on impaired loans of $1,667,000 at March 31, 2017 as compared to specific allowances for loan losses of $366,000 on impaired loans of $1,534,000 at December 31, 2016. The balance of impaired loans in which no specific reserves were required totaled $4,140,000 and $3,908,000 at March 31, 2017 and December 31, 2016, respectively. The average recorded investment in impaired loans for the three months ended March 31, 2017 and March 31, 2016 was $5,405,000 and $6,240,000, respectively. The Company recognized $43,000 and $29,000 in interest income for impaired loans during the three months ended March 31, 2017 and 2016, respectively. No interest was recognized on nonaccrual loans accounted for on a cash basis during the three months ended March 31, 2017 and 2016.

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

The carrying value of troubled debt restructurings at March 31, 2017 and December 31, 2016 was $4,551,000 and $4,616,000, respectively. The Company has allocated $342,000 of specific reserves on loans to customers whose loan terms have been modified in troubled debt restructurings as of March 31, 2017 and December 31, 2016. The Company has not committed to lend additional amounts on loans classified as troubled debt restructurings at March 31, 2017 and December 31, 2016.

There were no troubled debt restructurings that occurred during the three months ending March 31, 2017 or March 31, 2016.

There were no troubled debt restructurings for which there was a payment default within twelve months following the modification during the three months ended March 31, 2017 and 2016, respectively.

At March 31, 2017 and December 31, 2016, nonaccrual loans totaled $3,107,000 and $2,724,000, respectively. Interest foregone on nonaccrual loans totaled $51,000 and $75,000 for the three months ended March 31, 2017 and 2016, respectively. There were no loans past due 90 days or more and on accrual status at March 31, 2017 and December 31, 2016.

Salaries and employee benefits totaling $395,000 and $373,000 have been deferred as loan origination costs during the three months ended March 31, 2017 and 2016, respectively.

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

Loss – Loans classified as loss are considered uncollectible and charged off immediately.

The following table shows the loan portfolio allocated by management's internal risk ratings at the dates indicated, in thousands:

March 31, 2017	Commercial Credit Exposure
	Credit Risk Profile by Internally Assigned Grade
Grade:	Commercial	Agricultural	Real Estate-Residential	Real Estate-Commercial	Real Estate-Construction	Equity LOC	Total
Pass	$42,420	$48,346	$19,937	$238,615	$15,724	$41,934	$406,976
Watch	866	1,218	136	423	-	-	2,643
Substandard	338	-	177	1,649	678	336	3,178
Doubtful	-	-	-	-	-	-	-
Total	$43,624	$49,564	$20,250	$240,687	$16,402	$42,270	$412,797

December 31, 2016	Commercial Credit Exposure
	Credit Risk Profile by Internally Assigned Grade
Grade:	Commercial	Agricultural	Real Estate-Residential	Real Estate-Commercial	Real Estate-Construction	Equity LOC	Total
Pass	$40,459	$50,790	$21,125	$223,854	$21,201	$41,983	$399,412
Watch	565	280	-	400	-	-	1,245
Substandard	269	33	158	1,882	703	355	3,400
Doubtful	-	-	-	-	-	-	-
Total	$41,293	$51,103	$21,283	$226,136	$21,904	$42,338	$404,057

	Consumer Credit Exposure			Consumer Credit Exposure
	Credit Risk Profile Based on Payment Activity			Credit Risk Profile Based on Payment Activity
	March 31, 2017			December 31, 2016
	Auto	Other	Total	Auto	Other	Total
Grade:
Performing	$53,523	$3,527	$57,050	$53,474	$3,511	$56,985
Non-performing	116	1	117	79	2	81
Total	$53,639	$3,528	$57,167	$53,553	$3,513	$57,066

The following tables show the allocation of the allowance for loan losses at the dates indicated, in thousands:

Three months ended March 31, 2017:	Commercial	Agricultural	Real Estate-Residential	Real Estate-Commercial	Real Estate-Construction	Equity LOC	Auto	Other	Total
Allowance for Loan Losses
Beginning balance	$655	$466	$280	$2,740	$927	$575	$815	$91	$6,549
Charge-offs	-	-	-	-	-	-	(50)	(5)	(55)
Recoveries	8	-	1	2	-	-	34	4	49
Provision	125	7	(13)	177	(89)	(14)	7	-	200
Ending balance	$788	$473	$268	$2,919	$838	$561	$806	$90	$6,743
Three months ended March 31, 2016:
Allowance for Loan Losses
Beginning balance	$639	$294	$341	$2,525	$874	$528	$784	$93	$6,078
Charge-offs	(73)	-	-	-	-	(24)	(105)	(18)	(220)
Recoveries	11	-	35	-	29	-	57	8	140
Provision	60	17	(58)	237	(103)	20	27	-	200
Ending balance	$637	$311	$318	$2,762	$800	$524	$763	$83	$6,198
March 31, 2017:
Allowance for Loan Losses
Ending balance: individually evaluated for impairment	$109	$-	$53	$81	$206	$22	$-	$1	$472
Ending balance: collectively evaluated for impairment	$679	$473	$215	$2,838	$632	$539	$806	$89	$6,271
Loans
Ending balance	$43,624	$49,564	$20,250	$240,687	$16,402	$42,270	$53,639	$3,528	$469,964
Ending balance: individually evaluated for impairment	$165	$257	$1,637	$2,489	$807	$336	$115	$1	$5,807
Ending balance: collectively evaluated for impairment	$43,459	$49,307	$18,613	$238,198	$15,595	$41,934	$53,524	$3,527	$464,157
December 31, 2016:
Allowance for Loan Losses
Ending balance: individually evaluated for impairment	$2	$-	53	$81	$206	$24	$-	$-	$366
Ending balance: collectively evaluated for impairment	$653	$466	$227	$2,659	$721	$551	$815	$91	$6,183
Loans
Ending balance	$41,293	$51,103	$21,283	$226,136	$21,904	$42,338	$53,553	$3,513	$461,123
Ending balance: individually evaluated for impairment	$16	$258	$1,615	$2,323	$833	$326	$69	$2	$5,442
Ending balance: collectively evaluated for impairment	$41,277	$50,845	$19,668	$223,813	$21,071	$42,012	$53,484	$3,511	$455,681

The following table shows an aging analysis of the loan portfolio by the time past due, in thousands:

March 31, 2017	30-89 Days	90 Days and Still		Total Past Due and
	Past Due	Accruing	Nonaccrual	Nonaccrual	Current	Total

Commercial	$550	$-	$150	$700	$42,924	$43,624
Agricultural	-	-	-	-	49,564	49,564
Real estate – residential	136	-	177	313	19,937	20,250
Real estate – commercial	168	-	1,649	1,817	238,870	240,687
Real estate - construction & land	-	-	679	679	15,723	16,402
Equity Lines of Credit	13	-	336	349	41,921	42,270
Auto	781	-	115	896	52,743	53,639
Other	24	-	1	25	3,503	3,528
Total	$1,672	$-	$3,107	$4,779	$465,185	$469,964

December 31, 2016	30-89 Days	90 Days and Still		Total Past Due and
	Past Due	Accruing	Nonaccrual	Nonaccrual	Current	Total

Commercial	$77	$-	$-	$77	$41,216	$41,293
Agricultural	-	-	-	-	51,103	51,103
Real estate – residential	179	-	145	324	20,959	21,283
Real estate - commercial	519	-	1,479	1,998	224,138	226,136
Real estate - construction & land	10	-	703	713	21,191	21,904
Equity Lines of Credit	276	-	326	602	41,736	42,338
Auto	919	-	69	988	52,565	53,553
Other	23	-	2	25	3,488	3,513
Total	$2,003	$-	$2,724	$4,727	$456,396	$461,123

The following tables show information related to impaired loans at the dates indicated, in thousands:

		Unpaid		Average	Interest
	Recorded	Principal	Related	Recorded	Income
As of March 31, 2017:	Investment	Balance	Allowance	Investment	Recognized

With no related allowance recorded:
Commercial	$-	$-		$-	$-
Agricultural	257	257		257	5
Real estate – residential	1,397	1,408		1,373	18
Real estate – commercial	1,955	2,393		1,778	15
Real estate – construction & land	185	185		179	-
Equity Lines of Credit	231	231		198	-
Auto	115	115		63	-
Other	-	-		-	-
With an allowance recorded:
Commercial	$165	$165	$109	$47	$-
Agricultural	-	-	-	-	-
Real estate – residential	240	240	53	241	3
Real estate – commercial	534	742	81	534	-
Real estate – construction & land	622	622	206	629	2
Equity Lines of Credit	105	105	22	106	-
Auto	-	-	-	-	-
Other	1	1	1	-	-
Total:
Commercial	$165	$165	$109	$47	$-
Agricultural	257	257	-	257	5
Real estate – residential	1,637	1,648	53	1,614	21
Real estate – commercial	2,489	3,135	81	2,312	15
Real estate – construction & land	807	807	206	808	2
Equity Lines of Credit	336	336	22	304	-
Auto	115	115	-	63	-
Other	1	1	1	-	-
Total	$5,807	$6,464	$472	$5,405	$43

		Unpaid		Average	Interest
	Recorded	Principal	Related	Recorded	Income
As of December 31, 2016:	Investment	Balance	Allowance	Investment	Recognized

With no related allowance recorded:
Commercial	$-	$-		$-	$-
Agricultural	258	258		259	19
Real estate – residential	1,373	1,385		1,291	77
Real estate – commercial	1,789	2,227		1,589	33
Real estate – construction & land	198	198		210	-
Equity Lines of Credit	219	219		121	-
Auto	69	69		46	-
Other	2	2		-	-
With an allowance recorded:
Commercial	$16	$16	$2	$16	$1
Agricultural	-	-	-	-	-
Real estate – residential	242	242	53	243	11
Real estate – commercial	534	742	81	534	-
Real estate – construction & land	635	635	206	658	8
Equity Lines of Credit	107	107	24	110	-
Auto	-	-	-	-	-
Other	-	-	-	-	-
Total:
Commercial	$16	$16	$2	$16	$1
Agricultural	258	258	-	259	19
Real estate – residential	1,615	1,627	53	1,534	88
Real estate – commercial	2,323	2,969	81	2,123	33
Real estate – construction & land	833	833	206	868	8
Equity Lines of Credit	326	326	24	231	-
Auto	69	69	-	46	-
Other	2	2	-	-	-
Total	$5,442	$6,100	$366	$5,077	$149

5. COMMITMENTS AND CONTINGENCIES

The Company is party to claims and legal proceedings arising in the ordinary course of business. In the opinion of the Company’s management, the amount of ultimate liability with respect to such proceedings will not have a material adverse effect on the financial condition or result of operations of the Company taken as a whole.

In the normal course of business, there are various outstanding commitments to extend credit, which are not reflected in the financial statements, including loan commitments of $95.0 million and $93.7 million and stand-by letters of credit of $625 thousand at March 31, 2017 and December 31, 2016, respectively.

Of the loan commitments outstanding at March 31, 2017, $7.6 million are real estate construction loan commitments that are expected to fund within the next twelve months. The remaining commitments primarily relate to revolving lines of credit or other commercial loans, and many of these are expected to expire without being drawn upon. Therefore, the total commitments do not necessarily represent future cash requirements. Each loan commitment and the amount and type of collateral obtained, if any, are evaluated on an individual basis. Collateral held varies, but may include real property, bank deposits, debt or equity securities or business assets.

Stand-by letters of credit are conditional commitments written to guarantee the performance of a customer to a third party. These guarantees are primarily related to the purchases of inventory by commercial customers and are typically short-term in nature. Credit risk is similar to that involved in extending loan commitments to customers and accordingly, evaluation and collateral requirements similar to those for loan commitments are used. The deferred liability related to the Company’s stand-by letters of credit was not significant at March 31, 2017 or December 31, 2016.

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

	For the Three Months
	Ended March 31,
(In thousands, except per share data)	2017	2016
Net Income:
Net income	$2,064	$1,573
Earnings Per Share:
Basic earnings per share	$0.42	$0.32
Diluted earnings per share	$0.40	$0.31
Weighted Average Number of Shares Outstanding:
Basic shares	4,911	4,842
Diluted shares	5,164	5,058

Shares of common stock issuable under stock options and warrants for which the exercise prices were greater than the average market prices were not included in the computation of diluted earnings per share due to their antidilutive effect.  Stock options and warrants not included in the computation of diluted earnings per share, due to shares not being in-the-money and having an antidilutive effect, were approximately 0 and 113,000 for the three month periods ended March 31, 2017 and 2016, respectively.

7. STOCK-BASED COMPENSATION

Stock Options

In 2001, the Company established a Stock Option Plan for which 63,493 shares of common stock remain reserved for issuance to employees and directors and no shares are available for future grants as of March 31, 2017.

As of March 31, 2017, all remaining shares in this plan have vested and no compensation cost remains unrecognized.

No options vested during the three months ended March 31, 2017 and 2016. The total intrinsic value of options at time of exercise was $287,000 and $74,000 for the three months ended March 31, 2017 and 2016, respectively.

A summary of the activity within the 2001 Stock Option Plan follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term in Years	Intrinsic Value

Options outstanding at January 1, 2017	81,893	$2.95
Options exercised	(18,400)	2.95
Options outstanding at March 31, 2017	63,493	$2.95	2.0	$968,000
Options exercisable at March 31, 2017	63,493	$2.95	2.0	$968,000

In May 2013, the Company established the 2013 Stock Option Plan for which 479,000 shares of common stock are reserved and 298,400 shares are available for future grants as of March 31, 2017. The Plan requires that the option price may not be less than the fair market value of the stock at the date the option is granted, and that the stock must be paid in full at the time the option is exercised. Payment in full for the option price must be made in cash, with Company common stock previously acquired by the optionee and held by the optionee for a period of at least six months, in options of the Optionee that are fully vested and exercisable or in any combination of the foregoing. The options expire on dates determined by the Board of Directors, but not later than ten years from the date of grant.

No options were granted during the three months ended March 31, 2017. During the three months ended March 31, 2016 the Company granted options to purchase 108,000 shares of common stock. The fair value of each option was estimated on the date of grant using the following assumptions.

2016
Expected life of stock options (in years)	5.1
Risk free interest rate	1.52%
Volatility	53.6%
Dividend yields	2.00%
Weighted-average fair value of options granted during the three months ended March 31, 2016	$3.55

As of March 31, 2017, there was $354,000 of total unrecognized compensation cost related to non-vested, share-based compensation arrangements granted under the 2013 Plan. That cost is expected to be recognized over a weighted average period of 2.3 years.

The total fair value of options vested under the 2013 Plan during the three months ended March 31, 2017 and 2016 was $90,000 and $0, respectively. The total intrinsic value of options at time of exercise under the 2013 Plan was $137,000 and $14,000 for the three months ended March 31, 2017 and 2016, respectively.

A summary of the activity within the 2013 Plan follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term in Years	Intrinsic Value
Options outstanding at January 1, 2017	192,800	$7.60
Options exercised	(12,200)	7.37
Options outstanding at March 31, 2017	180,600	$7.68	6.0	$1,900,000
Options exercisable at March 31, 2017	57,200	$7.37	5.9	$619,000
Expected to vest after March 31, 2017	107,642	$7.82	6.2	$1,117,000

Compensation cost related to stock options recognized in operating results under the two stock option plans was $43,000 and $25,000 for the three months ended March 31, 2017 and 2016, respectively. The associated income tax benefit recognized was $5,000 for the three months ended March 31, 2017 and $3,000 for the three months ended March 31, 2016.

Cash received from option exercises under the two stock option plans for the three months ended March 31, 2017 and 2016 were $123,000 and $62,000, respectively. The tax benefit realized for the tax deductions from option exercise totaled $45,000 and $2,000 for the three months ended March 31, 2017 and 2016, respectively.

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

Interest expense and penalties associated with unrecognized tax benefits, if any, are classified as income tax expense in the consolidated income statement. There have been no significant changes to unrecognized tax benefits or accrued interest and penalties for the three months ended March 31, 2017.

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

Fair Value of Financial Instruments

The carrying amounts and estimated fair values of financial instruments, at March 31, 2017 and December 31, 2016 are as follows, in thousands:

		Fair Value Measurements at March 31, 2017 Using:
Financial assets:	Carrying Value	Level 1	Level 2	Level 3	Total Fair Value
Cash and cash equivalents	$51,954	$51,954			$51,954
Investment securities	110,928		$110,928		110,928
Loans, net	465,243			$466,717	466,717
FHLB stock	2,438				N/A
Accrued interest receivable	2,114	16	346	1,752	2,114
Financial liabilities:
Deposits	589,293	541,281	48,025		589,306
Repurchase agreements	5,298		5,298		5,298
Note payable	2,250			2,250	2,250
Junior subordinated deferrable interest debentures	10,310			7,802	7,802
Accrued interest payable	61	9	38	14	61

		Fair Value Measurements at December 31, 2016 Using:
Financial assets:	Carrying Value	Level 1	Level 2	Level 3	Total Fair Value
Cash and cash equivalents	$62,646	$62,646			$62,646
Investment securities	101,595		$101,595		101,595
Loans, net	456,580			$459,618	459,618
FHLB stock	2,438				N/A
Accrued interest receivable	2,312	7	398	1,907	2,312
Financial liabilities:
Deposits	582,353	532,750	49,586		582,336
Repurchase agreements	7,547		7,547		7,547
Note payable	2,375			2,375	2,375
Junior subordinated deferrable interest debentures	10,310			7,762	7,762
Accrued interest payable	59	9	36	14	59

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

The following tables present information about the Company’s assets and liabilities measured at fair value on a recurring and non-recurring basis as of March 31, 2017 and December 31, 2016, and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value:

Assets and liabilities measured at fair value on a recurring basis at March 31, 2017 are summarized below, in thousands:

		Fair Value Measurements at March 31, 2017 Using

	Total Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
U.S. Government-sponsored agencies collateralized by mortgage obligations- residential	81,202		81,202
Obligations of states and political subdivisions	29,726		29,726
	$110,928	$-	$110,928	$-

 Assets and liabilities measured at fair value on a recurring basis at December 31, 2016 are summarized below, in thousands:

		Fair Value Measurements at December 31, 2016 Using

	Total Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Assets:
U.S. Government-sponsored agencies collateralized by mortgage obligations- residential	74,911		$74,911
Obligations of states and political subdivisions	26,684		26,684
	$101,595	$-	$101,595	$-

The fair value of securities available-for-sale equals quoted market price, if available. If quoted market prices are not available, fair value is determined using quoted market prices for similar securities or matrix pricing. There were no changes in the valuation techniques used during 2017 or 2016. Transfers between hierarchy measurement levels are recognized by the Company as of the beginning of the reporting period. Changes in fair market value are recorded in other comprehensive income.

Assets and liabilities measured at fair value on a non-recurring basis at March 31, 2017 are summarized below, in thousands:

		Fair Value Measurements at March 31, 2017 Using
	Total Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Losses Three Months Ended March 31, 2017
Assets:
Impaired loans:
Real estate – commercial	$453	$-	$-	$453	$-
Equity lines of credit	83			83	-
Total impaired loans	536	-	-	536	-
Other real estate:
Real estate – residential	10			10	-
Real estate – commercial	-			-	(9)
Real estate – construction and land development	641			641	-
Total other real estate	651	-	-	651	(9)
	$1,187	$-	$-	$1,187	$(9)

Assets and liabilities measured at fair value on a non-recurring basis at December 31, 2016 are summarized below, in thousands:

		Fair Value Measurements at December 31, 2016 Using
	Total Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)		Significant Other Observable Inputs (Level 2)		Significant Unobservable Inputs (Level 3)	Total Gains (Losses) Three Months Ended March 31, 2016
Assets:
Impaired loans:
Real estate – commercial	$453	$		$		$453	$(81)
Equity lines of credit	83					83	1
Total impaired loans	536		-		-	536	(80)
Other real estate:
Real estate – residential	10					10	-
Real estate – commercial	84					84	(9)
Real estate – construction and land development	641					641	-
Total other real estate	735		-		-	735	(9)
	$1,271		$-		$-	$1,271	$(89)

The Company has no liabilities which are reported at fair value.

The following methods were used to estimate fair value.

Collateral-Dependent Impaired Loans: The Bank does not record loans at fair value on a recurring basis. However, from time to time, fair value adjustments are recorded on these loans to reflect partial write-downs, through charge-offs or specific reserve allowances, that are based on fair value estimates of the underlying collateral. The fair value estimates for collateral-dependent impaired loans are generally based on recent real estate appraisals or broker opinions, obtained from independent third parties, which are frequently adjusted by management to reflect current conditions and estimated selling costs (Level 3).   Total losses of $80,000 represent impairment charges recognized during the three months ended March 31 2016, related to the above impaired loans.

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

The following table presents quantitative information about Level 3 fair value measurements for financial instruments measured at fair value on a non-recurring basis at March 31, 2017 and December 31, 2016 (dollars in thousands):

Description	3/31/2017	Fair Value 12/31/2016	Valuation Technique	Significant Unobservable Input	Range (Weighted Average) 3/31/2017				Range (Weighted Average) 12/31/2016
Impaired Loans:

RE – Commercial	$453	$453	Third Party appraisals	Management Adjustments to Reflect Current Conditions and Selling Costs			12%	(12%)			12%	(12%)

Equity Lines of Credit	$83	$83	Third Party appraisals	Management Adjustments to Reflect Current Conditions and Selling Costs			8%	(8%)			8%	(8%)

Other Real Estate:

RE – Residential	$10	$10	Third Party appraisals	Management Adjustments to Reflect Current Conditions and Selling Costs			48%	(48%)			48%	(48%)

Land and Construction	$641	$641	Third Party appraisals	Management Adjustments to Reflect Current Conditions and Selling Costs	10%	-	36%	(33%)	10%	-	36%	(33%)
RE – Commercial	$-	$84	Third Party appraisals	Management Adjustments to Reflect Current Conditions and Selling Costs							40%	(40%)

10. Adoption of New Accounting Standards

Recently Adopted Accounting Pronouncements

On March 30, 2016, the FASB issued ASU 2016-09, Compensation – Stock Compensation: Improvements to Employee Share-Based Payment Accounting, which is intended to simplify several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. ASU 2016-09 is effective for interim and annual periods beginning after December 15, 2016. Early application is permitted. The Company adopted ASU No. 2016-09 on January 1, 2017 and elected to recognize forfeitures as they occur. The cumulative effect adjustment from the modified retrospective transition of the forfeitures and the classification of awards did not have a material effect on the Company’s financial statements or disclosures. The Company expects adoption of ASU No. 2016-09 could result in increased volatility to reported income tax expense related to excess tax benefits.

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

This update was originally effective for annual reporting periods beginning on or after December 15, 2016 and interim periods therein and requires expanded disclosures. In July 2015 the FASB issued a deferral of ASU 2014-09 of one year making it effective for annual reporting periods beginning on or after December 15, 2017 while also providing for early adoption but not before the original effective date. Since the guidance does not apply to revenue associated with financial instruments, including loans and securities that are accounted for under other GAAP, the Company does not expect the new guidance to have a material impact on revenue most closely associated with financial instruments, including interest income. The Company is currently performing an overall assessment of revenue streams potentially affected by the ASU including deposit related fees and interchange fees to determine the potential impact the new guidance is expected to have on the Company’s Consolidated Financial Statements. The Company plans to adopt ASU No. 2014-09 on January 1, 2018 utilizing the modified retrospective approach.

On January 5, 2016, the FASB issued Accounting Standards Update 2016-01, Financial Instruments–Overall: Recognition and Measurement of Financial Assets and Financial Liabilities. Changes made to the current measurement model primarily affect the accounting for equity securities with readily determinable fair values, where changes in fair value will impact earnings instead of other comprehensive income. The accounting for other financial instruments, such as loans, investments in debt securities, and financial liabilities is largely unchanged. The Update also changes the presentation and disclosure requirements for financial instruments including a requirement that public business entities use exit price when measuring the fair value of financial instruments measured at amortized cost for disclosure purposes. This Update is generally effective for public business entities in fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. The Company has performed a preliminary evaluation of the provisions of ASU No. 2016-01. Based on this evaluation, the Company has determined that ASU No. 2016-01 is not expected to have a material impact on the Company’s Consolidated Financial Statements; however, the Company will continue to closely monitor developments and additional guidance.

On February 25, 2016, the FASB issued ASU 2016-02, Leases. The most significant change for lessees is the requirement under the new guidance to recognize right-of-use assets and lease liabilities for all leases not considered short-term leases, which is generally defined as a lease term of less than 12 months. This change will result in lessees recognizing right-of-use assets and lease liabilities for most leases currently accounted for as operating leases under current lease accounting guidance. ASU 2016-02 is effective for interim and annual periods beginning after December 15, 2018. The Company has several lease agreements, including two branch locations, which are currently considered operating leases, and therefore, not recognized on the Company’s consolidated statements of condition. The Company expects the new guidance will require some of these lease agreements to now be recognized on the consolidated statements of condition as a right-of-use asset and a corresponding lease liability. Therefore, the Company’s preliminary evaluation indicates the provisions of ASU No. 2016-02 are expected to impact the Company’s consolidated statements of condition. However, the Company continues to evaluate the extent of potential impact the new guidance will have on the Company’s Consolidated Financial Statements.

In June 2016, the FASB issued ASU No. 2016-13, Measurement of Credit Losses on Financial Instruments. ASU No. 2016-13 significantly changes how entities will measure credit losses for most financial assets and certain other instruments that aren’t measured at fair value through net income. The standard will replace today’s “incurred loss” approach with an “expected loss” model. The new model, referred to as the current expected credit loss (“CECL”) model, will apply to: (1) financial assets subject to credit losses and measured at amortized cost, and (2) certain off-balance sheet credit exposures. This includes, but is not limited to, loans, leases, held-to-maturity securities, loan commitments, and financial guarantees. The CECL model does not apply to available-for-sale (“AFS”) debt securities. For AFS debt securities with unrealized losses, entities will measure credit losses in a manner similar to what they do today, except that the losses will be recognized as allowances rather than reductions in the amortized cost of the securities. The ASU also simplifies the accounting model for purchased credit-impaired debt securities and loans. ASU No. 2016-13 also expands the disclosure requirements regarding an entity’s assumptions, models, and methods for estimating the allowance for loan and lease losses. ASU No. 2016-13 is effective for interim and annual reporting periods beginning after December 15, 2019; early adoption is permitted for interim and annual reporting periods beginning after December 15, 2018. Entities will apply the standard’s provisions as a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is effective (i.e., modified retrospective approach). The Company has begun its implementation efforts by establishing an implementation team chaired by the Company’s Chief Lending Officer and composed of members of the Company’s credit administration and accounting departments. The Company’s preliminary evaluation indicates the provisions of ASU No. 2016-13 are expected to impact the Company’s Consolidated Financial Statements, in particular the level of the reserve for credit losses. However, the Company continues to evaluate the extent of the potential impact.

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

INTRODUCTION

The following discussion and analysis sets forth certain statistical information relating to the Company as of March 31, 2017 and December 31, 2016 and for the three month periods ended March 31, 2017 and 2016. This discussion should be read in conjunction with the condensed consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q and the consolidated financial statements and notes thereto included in Plumas Bancorp’s Annual Report filed on Form 10-K for the year ended December 31, 2016.

Plumas Bancorp trades on The NASDAQ Capital Market under the ticker symbol “PLBC”.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

There have been no changes to the Company’s critical accounting policies from those disclosed in the Company’s 2016 Annual Report to Shareholders on Form 10-K.

This discussion should be read in conjunction with our unaudited condensed consolidated financial statements, including the notes thereto, appearing elsewhere in this report.

 OVERVIEW

Net income increased by $491 thousand from $1.6 million during the first quarter of 2016 to $2.1 million during the current quarter. Earnings benefited from increases of $769 thousand in net interest income and $394 thousand in non-interest income. Partially offsetting these items were increases of $449 thousand in non-interest expense and $223 thousand in income tax expense. Diluted earnings per share increased to $0.40 during the three months ended March 31, 2017 compared to $0.31 during the first quarter of 2016.

Total assets at March 31, 2017 were $664 million, an increase of $6 million from $658 million at December 31, 2016. Increases in assets include $9.3 million in investment securities and $8.7 million in net loans. Cash and cash equivalents declined by $10.7 million and all other assets declined by $1.7 million. Net loan balances increased from $457 million at December 31, 2016 to $465 million at March 31, 2017. Cash and cash equivalents totaled $52.0 million at March 31, 2017.

Deposits totaled $589 million at March 31, 2017, an increase of $6.9 million from $582 million at December 31, 2016. Non-interest bearing demand deposits increased by $4.1 million, interest bearing transaction accounts (NOW) accounts increased by $1.9 million and savings and money market accounts increased by $2.5 million. These increases were partially offset by a decline of $1.6 million in time deposits. Shareholders’ equity increased by $2.5 million from $48.0 million at December 31, 2016 to $50.5 million at March 31, 2017.

The annualized return on average assets was 1.26% for the three months ended March 31, 2017 up from 1.06% for the three months ended March 31, 2016. The annualized return on average common equity increased from 14.3% during the first quarter of 2016 to 16.9% during the current quarter.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2017

Net interest income before provision for loan losses. Net interest income, on a nontax-equivalent basis, was $6.5 million for the three months ended March 31, 2017, an increase of $769 thousand, or 13%, from $5.7 million for the same period in 2016. The increase in net interest income includes an increase of $765 thousand in interest income and a decline of $4 thousand in interest expense. Net interest margin for the three months ended March 31, 2017 increased 10 basis points, or 2%, to 4.30%, up from 4.20% for the same period in 2016.

Interest income increased by $765 thousand, or 13%, to $6.8 million for the three months ended March 31, 2017, up from $6.0 million during the same period in 2016. Related to an increase in average loan balances, interest and fees on loans increased by $653 thousand to $6.1 million for the three months ended March 31, 2017 as compared to $5.5 million during the first quarter of 2016. The Company’s average loan balances were $462 million for the three months ended March 31, 2017, up $59.4 million, or 15%, from $402 million for the same period in 2016. The average yield on loans was 5.36% during the first quarter of 2017 down from 5.45% for same quarter in 2016. We attribute much of the decrease in yield to price competition in our service area for commercial real estate loans partially offset by 25 basis point increases in the prime rate on December 15, 2016 and March 16, 2017.

The following table compares loan balances by type at March 31, 2017 and 2016.

(dollars in thousands)	Balance at End of Period	Percent of Loans in Each Category to Total Loans	Balance at End of Period	Percent of Loans in Each Category to Total Loans
	03/31/17	03/31/17	03/31/16	03/31/16
Commercial	$43,624	9.3%	$37,346	9.1%
Agricultural	49,564	10.6%	38,730	9.5%
Real estate - residential	20,250	4.3%	24,750	6.0%
Real estate – commercial	240,687	51.2%	201,593	49.3%
Real estate – construction & land	16,402	3.5%	15,758	3.9%
Equity Lines of Credit	42,270	9.0%	38,509	9.4%
Auto	53,639	11.4%	49,173	12.0%
Other	3,528	0.7%	3,288	0.8%
Total Gross Loans	$469,964	100%	$409,147	100%

Interest on investment securities increased by $89 thousand as a result of an increase in yield and growth in the investment portfolio. The average yield on investment securities increased by 22 basis points from 1.93% during the first quarter of 2016 to 2.15% during the three months ended March 31, 2017. The average balance in investment securities increased by $7.6 million from $98.3 million during the first quarter of 2016 to $105.9 million during the current quarter. During the current quarter yield benefited from an increase in municipal securities as a percentage of total securities and a reduction in securities of U.S. Government-sponsored agencies. At March 31, 2017 municipal securities totaled $29.7 million or 27% of the investment portfolio compared to $24.5 million or 25% of the portfolio at March 31, 2016. There were no U.S. Government-sponsored agencies at March 31, 2017. At March 31, 2016 U.S. Government-sponsored agencies totaled $3.0 million.

Interest expense on deposits increased by $7 thousand to $139 thousand for the three months ended March 31, 2017, up from $132 thousand during the 2016 quarter. This increase mostly relates to increases in the average balance of savings accounts.

Interest expense on other interest-bearing liabilities decreased by $11 thousand from $130 thousand during the three months ended March 31, 2016 to $119 thousand during the current quarter related to a decline in the average balance of the Company’s note payable. Interest on the note payable declined from $46 thousand during the three months ended March 31, 2016 to $24 thousand during the current quarter. This decrease is related to a decrease in average borrowings on this note from $4.9 million during the first quarter of 2016 to $2.4 million during the three months ended March 31, 2017. The average rate paid on the note payable was 4.12% during the three months ended March 31, 2017 and 3.80% during the first quarter of 2016.

Interest expense on junior subordinated debentures, which increased by $11 thousand to $94 thousand, fluctuates with changes in the 3-month London Interbank Offered Rate (LIBOR) rate.

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

	For the Three Months Ended March 31, 2017			For the Three Months Ended March 31, 2016
	Average Balance (in thousands)	Interest (in thousands)	Yield/ Rate	Average Balance (in thousands)	Interest (in thousands)	Yield/ Rate

Interest-earning assets:
Loans (1) (2) (3)	$461,811	$6,108	5.36%	$402,400	$5,455	5.45%
Investment securities (1)	105,899	561	2.15%	98,258	472	1.93%
Interest-bearing deposits	45,630	96	0.85%	48,348	73	0.61%
Total interest-earning assets	613,340	6,765	4.47%	549,006	6,000	4.40%
Cash and due from banks	18,330			15,753
Other assets	32,566			32,724
Total assets	$664,236			$597,483

Interest-bearing liabilities:
NOW deposits	$95,642	22	0.09%	$91,273	21	0.09%
Money market deposits	57,315	20	0.14%	51,089	18	0.14%
Savings deposits	151,569	62	0.17%	127,748	52	0.16%
Time deposits	48,601	35	0.29%	51,870	41	0.32%
Total deposits	353,127	139	0.16%	321,980	132	0.16%
Note payable	2,364	24	4.12%	4,872	46	3.80%
Junior subordinated debentures	10,310	94	3.70%	10,310	83	3.24%
Other interest-bearing liabilities	7,392	1	0.05%	6,332	1	0.06%
Total interest-bearing liabilities	373,193	258	0.28%	343,494	262	0.31%
Non-interest bearing deposits	234,780			203,452
Other liabilities	6,663			6,360
Shareholders' equity	49,600			44,177
Total liabilities & equity	$664,236			$597,483
Cost of funding interest-earning assets (4)			0.17%			0.20%
Net interest income and margin (5)		$6,507	4.30%		$5,738	4.20%

(1)	Not computed on a tax-equivalent basis.
(2)	Average nonaccrual loan balances of $2.8 million for 2017 and $4.6 million for 2016 are included in average loan balances for computational purposes.
(3)	Net costs included in loan interest income for the three-month periods ended March 31, 2017 and 2016 were $125,000 and $133,000, respectively.
(4)	Total annualized interest expense divided by the average balance of total earning assets.
(5)	Annualized net interest income divided by the average balance of total earning assets.

The following table sets forth changes in interest income and interest expense for the three-month periods indicated and the amount of change attributable to variances in volume, rates and the combination of volume and rates based on the relative changes of volume and rates:

	2017 over 2016 change in net interest income for the three months ended March 31
	(in thousands)
	Volume (1)	Rate (2)	Mix (3)	Total

Interest-earning assets:
Loans	$799	$(88)	$(58)	$653
Investment securities	37	52	-	89
Interest bearing deposits	(4)	29	(2)	23
Total interest income	832	(7)	(60)	765
Interest-bearing liabilities:
NOW deposits	1	-	-	1
Money market deposits	2	-	-	2
Savings deposits	9	1	-	10
Time deposits	(3)	(3)	-	(6)
Note payable	(24)	4	(2)	(22)
Junior subordinated debentures	-	12	(1)	11
Other	-	-	-	-
Total interest expense	(15)	14	(3)	(4)
Net interest income	$847	$(21)	$(57)	$769

(1)	The volume change in net interest income represents the change in average balance multiplied by the previous quarter’s rate.
(2)	The rate change in net interest income represents the change in rate multiplied by the previous quarter’s average balance.
(3)	The mix change in net interest income represents the change in average balance multiplied by the change in rate.

Provision for loan losses. During the three months ended March 31, 2017 and 2016 we recorded a provision for loan losses of $200 thousand. See “Analysis of Asset Quality and Allowance for Loan Losses” for a discussion of loan quality trends and the provision for loan losses.

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

Non-interest income. During the three months ended March 31, 2017 non-interest income totaled $2.0 million an increase of $394 thousand from the three months ended March 31, 2016. The largest component of this increase was a $195 thousand increase in gains on sale of SBA loans from $333 thousand during the three months ended March 31, 2016 to $528 thousand during the current quarter. Proceeds from SBA loan sales totaled $9.2 million during the current quarter and $6.3 million during the 2016 quarter. Loans originated for sale totaled $11.2 million during the three months ended March 31, 2017 and $8.7 million during the three months ended March 31, 2016. Service charge income increased by $124 thousand much of which was related to an increase in interchange fees on debit card transactions. A $20 thousand increase in loan servicing fees was related to an increase in loans serviced. At March 31, 2017 we were servicing over $101 million in guaranteed portions of loans an increase of $13 million from over $88 million at March 31, 2016.

The following table describes the components of non-interest income for the three-month periods ended March 31, 2017 and 2016, dollars in thousands:

	For the Three Months
	Ended March 31
	2017	2016	Dollar Change	Percentage Change
Service charges on deposit accounts	$1,055	$931	$124	13.3%
Gain on sale of loans, net	528	333	195	58.6%
Loan servicing fees	168	148	20	13.5%
Earnings on life insurance policies	82	86	(4)	-4.7%
Loss on sale of investments	(17)	(32)	15	46.9%
Other	231	187	44	23.5%
Total non-interest income	$2,047	$1,653	$394	23.8%

Non-interest expense. During the three months ended March 31, 2017, total non-interest expense increased by $449 thousand, or 10%, to $5.1 million, up from $4.6 million for the comparable period in 2016. The two largest components of this increase were increases of $319 thousand in salary and benefit expense and $62 thousand in occupancy and equipment expense.

Salary expense increased by $143 thousand to $2.1 million related to additions to staff and merit and promotion increases. Increases in personnel included an additional underwriter in our SBA operations, a customer service representative and a business development officer in our Reno, Nevada branch, an additional commercial loan officer working out of our Redding, California branch and an agricultural/commercial loan officer located in Klamath Falls, Oregon. Other significant increases in salary and benefit expense included an increase in accrued bonus expense of $71 thousand, an increase in payroll taxes of $40 thousand and an increase in commission expense related to the Company’s SBA operations of $32 thousand.

The increase in occupancy and equipment expense was primarily related to an increase in premises repairs and maintenance costs related to an extremely harsh winter.

The following table describes the components of non-interest expense for the three-month periods ended March 31, 2017 and 2016, dollars in thousands:

	For the Three Months Ended March 31
	2017	2016	Dollar Change	Percentage Change
Salaries and employee benefits	$2,927	$2,608	$319	12.2%
Occupancy and equipment	769	707	62	8.8%
Outside service fees	532	506	26	5.1%
Professional fees	159	149	10	6.7%
Telephone and data communication	133	99	34	34.3%
Director compensation and expenses	80	85	(5)	-5.9%
Advertising and shareholder relations	77	85	(8)	-9.4%
Business development	74	75	(1)	-1.3%
Armored car and courier	65	58	7	12.1%
Deposit insurance	62	86	(24)	-27.9%
Loan collection expenses	50	19	31	163.2%
Stationery and supplies	29	33	(4)	-12.1%
Insurance	22	23	(1)	-4.3%
OREO costs	16	21	(5)	-23.8%
Postage	12	10	2	20.0%
Provision from change in OREO valuation	9	9	-	0.0%
Other	67	61	6	9.8%
Total non-interest expense	$5,083	$4,634	$449	9.7%

Provision for income taxes. The Company recorded an income tax provision of $1.2 million, or 36.9% of pre-tax income for the three months ended March 31, 2017. This compares to an income tax provision of $984 thousand or 38.5% of pre-tax income during the first three months of 2016. The percentages for 2017 and 2016 differ from statutory rates as tax exempt items of income such as earnings on Bank owned life insurance and municipal loan and securities interest decrease taxable income. In addition, the 2017 provision includes a $45 thousand income tax benefit related to the exercise of nonqualified stock options.

Deferred tax assets and liabilities are recognized for the tax consequences of temporary differences between the reported amount of assets and liabilities and their tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The determination of the amount of deferred income tax assets which are more likely than not to be realized is primarily dependent on projections of future earnings, which are subject to uncertainty and estimates that may change given economic conditions and other factors. The realization of deferred income tax assets is assessed and a valuation allowance is recorded if it is "more likely than not" that all or a portion of the deferred tax asset will not be realized. "More likely than not" is defined as greater than a 50% chance. All available evidence, both positive and negative is considered to determine whether, based on the weight of that evidence, a valuation allowance is needed. Based upon the analysis of available evidence, management has determined that it is "more likely than not" that all deferred income tax assets as of March 31, 2017 and December 31, 2016 will be fully realized and therefore no valuation allowance was recorded. On the consolidated balance sheet, net deferred tax assets are included in accrued interest receivable and other assets.

FINANCIAL CONDITION

Loan Portfolio. Loans increased by $8.8 million from $461 million at December 31, 2016 to $470 million at March 31, 2017. The increase in loan balances includes increases of $14.5 million in commercial real estate loans and $2.3 million in commercial loans partially offset by declines of $5.5 million in construction and land development loans, $1.5 million in agricultural loans and $1.0 million in residential real estate loans. The Company continues to manage the mix of its loan portfolio consistent with its identity as a community bank serving the financing needs of all sectors of the area it serves. Although the Company offers a broad array of financing options, it continues to concentrate its focus on small to medium sized commercial businesses. These loans offer diversification as to industries and types of businesses, thus limiting material exposure in any industry concentrations. The Company offers both fixed and floating rate loans and obtains collateral in the form of real property, business assets and deposit accounts, but looks to business and personal cash flows as its primary source of repayment.

As shown in the following table the Company's largest lending categories are commercial real estate loans, auto loans, agricultural loans, commercial loans and equity lines of credit.

(dollars in thousands)	Balance at End of Period	Percent of Loans in Each Category to Total Loans	Balance at End of Period	Percent of Loans in Each Category to Total Loans
	3/31/17	3/31/17	12/31/16	12/31/16
Commercial	$43,624	9.3%	$41,293	9.0%
Agricultural	49,564	10.6%	51,103	11.1%
Real estate - residential	20,250	4.3%	21,283	4.6%
Real estate – commercial	240,687	51.2%	226,136	49.0%
Real estate – construction & land	16,402	3.5%	21,904	4.7%
Equity Lines of Credit	42,270	9.0%	42,338	9.2%
Auto	53,639	11.4%	53,553	11.6%
Other	3,528	0.7%	3,513	0.8%
Total Gross Loans	$469,964	100%	$461,123	100%

Construction and land development loans represented 3.5% and 4.7% of the loan portfolio as of March 31, 2017 and December 31, 2016, respectively. The construction and land development portfolio component has been identified by Management as a higher-risk loan category.  The quality of the construction and land development category is highly dependent on property values both in terms of the likelihood of repayment once the property is transacted by the current owner as well as the level of collateral the Company has securing the loan in the event of default.  Loans in this category are characterized by the speculative nature of commercial and residential development properties and can include property in various stages of development from raw land to finished lots. The decline in these loans as a percentage of the Company’s loan portfolio from over 21% at December 31, 2007 to less than 5% during the last two years reflects management’s efforts, which began in 2009, to reduce its exposure to construction and land development loans.

The Company’s real estate related loans, including real estate mortgage loans, real estate construction and land development loans, consumer equity lines of credit, and agricultural loans secured by real estate comprised 73% of the total loan portfolio at March 31, 2017. Moreover, the business activities of the Company currently are focused in the California counties of Plumas, Nevada, Placer, Lassen, Modoc, Shasta, and Sierra and in Washoe County in Northern Nevada. Consequently, the results of operations and financial condition of the Company are dependent upon the general trends in these economies and, in particular, the residential and commercial real estate markets. In addition, the concentration of the Company's operations in these areas of Northeastern California and Northwestern Nevada exposes it to greater risk than other banking companies with a wider geographic base in the event of catastrophes, such as earthquakes, fires and floods in these regions.

The rates of interest charged on variable rate loans are set at specific increments in relation to the Company's lending rate or other indexes such as the published prime interest rate or U.S. Treasury rates and vary with changes in these indexes. The frequency in which variable rate loans reprice can vary from one day to several years. At March 31, 2017 and December 31, 2016, approximately 75% and 74%, respectively of the Company's loan portfolio was comprised of variable rate loans. At March 31, 2017 and December 31, 2016, 43% and 42%, respectively of the variable loans were at their respective floor rate. While real estate mortgage, commercial and consumer lending remain the foundation of the Company's historical loan mix, some changes in the mix have occurred due to the changing economic environment and the resulting change in demand for certain loan types. The most significant change has been an increase in indirect auto lending with automobile loans increasing from 2.5% of gross loans at December 31, 2011 to 11.4% of gross loans at March 31, 2017. The automobile portfolio provides diversification to the loan portfolio in terms of rate, term and balance as these loans tend to have a much shorter term and balance than commercial real-estate loans and are fixed rate. In addition, the Company remains committed to the agricultural industry in Northeastern California and will continue to pursue high quality agricultural loans. Agricultural loans include both commercial and commercial real estate loans. The Company’s agricultural loan balances totaled $50 million at March 31, 2017 and $51 million at December 31, 2016.

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

	For the Three Months Ended March 31,		For the Year Ended December 31
	2017	2016	2016	2015	2014
	(dollars in thousands)
Balance at beginning of period	$6,549	$6,078	$6,078	$5,451	$5,517
Charge-offs:
Commercial and agricultural	-	73	268	91	191
Real estate mortgage	-	-	292	132	1,015
Real estate construction & land	-	-	5	55	106
Consumer (includes equity LOC & Auto)	55	147	414	549	601
Total charge-offs	55	220	979	827	1,913
Recoveries:
Commercial and agricultural	8	11	53	173	89
Real estate mortgage	3	35	45	8	19
Real estate construction & land	-	29	389	-	491
Consumer (includes equity LOC & Auto)	38	65	163	173	148
Total recoveries	49	140	650	354	747
Net charge-offs	6	80	329	473	1,166
Provision for loan losses	200	200	800	1,100	1,100
Balance at end of period	$6,743	$6,198	$6,549	$6,078	$5,451
Net charge-offs during the period to average loans (annualized for the three month periods)	0.01%	0.08%	0.08%	0.12%	0.33%
Allowance for loan losses to total loans	1.43%	1.51%	1.42%	1.52%	1.47%

During the three months ended March 31, 2017 and 2016 we recorded a provision for loan losses of $200 thousand. Net charge-offs totaled $6 thousand during the three months ended March 31, 2017, a decrease of $74 thousand from $80 thousand during the three months ended March 31, 2016.

The following table provides a breakdown of the allowance for loan losses at March 31, 2017 and December 31, 2016:

(dollars in thousands)	Balance at End of Period	Percent of Loans in Each Category to Total Loans	Balance at End of Period	Percent of Loans in Each Category to Total Loans
	2017	2017	2016	2016
Commercial and agricultural	$1,261	19.9%	$1,121	20.1%
Real estate mortgage	3,187	55.5%	3,020	53.6%
Real estate construction & land	838	3.5%	927	4.7%
Consumer (includes equity LOC & Auto)	1,457	21.1%	1,481	21.6%
Total	$6,743	100.0%	$6,549	100.0%

The allowance for loan losses totaled $6.7 million at March 31, 2017 and $6.5 million at December 31, 2016. Specific reserves related to impaired loans increased by $106 thousand to $472 thousand at March 31, 2017 from $366 thousand at December 31, 2016. At least quarterly the Company evaluates each specific reserve and if it determines that the loss represented by the specific reserve is uncollectable it records a charge-off for the uncollectable portion. General reserves were $6.3 million at March 31, 2017 and $6.2 million at December 31, 2016. The allowance for loan losses as a percentage of total loans increased slightly from 1.42% at December 31, 2016 to 1.43% at March 31, 2017. The percentage of general reserves to unimpaired loans totaled 1.35% at March 31, 2017 and 1.36% at December 31, 2016.

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

Loans restructured (TDRs) and not included in nonperforming loans in the following table totaled $2.7 million at March 31, 2017 and $2.6 million, $2.0 million, $2.0 million, $4.5 million and $5.4 million at December 31, 2016, 2015, 2014, 2013 and 2012, respectively.

The following table sets forth the amount of the Company's nonperforming assets as of the dates indicated.

	At March 31,	At December 31,
	2017	2016	2015	2014	2013
	(dollars in thousands)

Nonaccrual loans	$3,107	$2,724	$4,546	$6,625	$5,519
Loans past due 90 days or more and still accruing	-	-	-	-	17
Total nonperforming loans	3,107	2,724	4,546	6,625	5,536
Other real estate owned	651	735	1,756	3,590	6,399
Other vehicles owned	-	12	30	13	60
Total nonperforming assets	$3,758	$3,471	$6,332	$10,228	$11,995
Interest income forgone on nonaccrual loans	$51	$164	$303	$345	$280
Interest income recorded on a cash basis on nonaccrual loans	$-	$29	$-	$31	$22
Nonperforming loans to total loans	0.66%	0.59%	1.13%	1.79%	1.64%
Nonperforming assets to total assets	0.57%	0.53%	1.06%	1.90%	2.33%

Nonperforming loans at March 31, 2017 were $3.1 million, an increase of $383 thousand from the $2.7 million balance at December 31, 2016. Specific reserves on nonaccrual loans totaled $404 thousand at March 31, 2017 and $298 thousand at December 31, 2016, respectively. Performing loans past due thirty to eighty-nine days were $1.7 million at March 31, 2017 and $2.0 million at December 31, 2016.

A substandard loan is not adequately protected by the current sound worth and paying capacity of the borrower or the value of the collateral pledged, if any. Total substandard loans decreased by $222 thousand from $3.4 million at December 31, 2016 to $3.2 million at March 31, 2017. Loans classified as watch increased by $1.4 million from $1.2 million at December 31, 2016 to $2.6 million at March 31, 2017. At March 31, 2017, $255 thousand of performing loans were classified as substandard. Further deterioration in the credit quality of individual performing substandard loans or other adverse circumstances could result in the need to place these loans on nonperforming status.

At March 31, 2017 and December 31, 2016, the Company's recorded investment in impaired loans totaled $5.8 million and $5.4 million, respectively. The specific allowance for loan losses related to impaired loans totaled $472 thousand and $366 thousand at March 31, 2017 and December 31, 2016, respectively. Additionally, $0.7 million has been charged off against the impaired loans at March 31, 2017 and December 31 2016.

It is the policy of management to make additions to the allowance for loan losses so that it remains appropriate to absorb the inherent risk of loss in the portfolio. Management believes that the allowance at March 31, 2017 is appropriate. However, the determination of the amount of the allowance is judgmental and subject to economic conditions which cannot be predicted with certainty. Accordingly, the Company cannot predict whether charge-offs of loans in excess of the allowance may occur in future periods.

OREO represents real property acquired by the Bank either through foreclosure or through a deed in lieu thereof from the borrower. Repossessed assets include vehicles and other commercial assets acquired under agreements with delinquent borrowers. OREO holdings represented five properties totaling $651 thousand at March 31, 2017 and six properties totaling $735 thousand at December 31, 2016. Nonperforming assets as a percentage of total assets were 0.57% at March 31, 2017 and 0.53% at December 31, 2016.

The following table provides a summary of the change in the number and balance of OREO properties for the three months ended March 31, 2017 and 2016, dollars in thousands:

	Three Months Ended March 31,
	#	2017	#	2016
Beginning Balance	6	$735	7	$1,756
Additions	-	-	1	13
Dispositions	(1)	(75)	-	-
Provision from change in OREO valuation	-	(9)	-	(9)
Ending Balance	5	$651	8	$1,760

Investment Portfolio and Federal Funds Sold. Total investment securities were $110.9 million as of March 31, 2017 and $101.6 million as of December 31, 2016. Net unrealized loss on available-for-sale investment securities totaling $1.1 million were recorded, net of $468 thousand in tax benefits, as accumulated other comprehensive income within shareholders' equity at March 31, 2017. Net unrealized loss on available-for-sale investment securities totaling $1.7 million were recorded, net of $682 thousand in tax benefits, as accumulated other comprehensive loss within shareholders' equity at December 31, 2016.

During the three months ended March 31, 2017 the Company sold seven available-for-sale investment securities for total proceeds of $4.2 million recording a $17 thousand loss on sale. During the three months ended March 31, 2016 the Company sold fourteen available-for-sale investment securities for total proceeds of $14.6 million recording a $32 thousand loss on sale.

The investment portfolio at March 31, 2017 consisted of $81.2 million in securities of U.S. Government-sponsored agencies and 105 municipal securities totaling $29.7 million. The investment portfolio at December 31, 2016 consisted of $74.9 million in securities of U.S. Government-sponsored agencies and 99 municipal securities totaling $26.7 million.

There were no Federal funds sold at March 31, 2017 and December 31, 2016; however, the Bank maintained interest earning balances at the Federal Reserve Bank totaling $27.1 million at March 31, 2017 and $32.4 million at December 31, 2016. The balances, at March 31, 2017, earn interest at the rate of 1.00%.

The Company classifies its investment securities as available-for-sale or held-to-maturity. Currently all securities are classified as available-for-sale. Securities classified as available-for-sale may be sold to implement the Company's asset/liability management strategies and in response to changes in interest rates, prepayment rates and similar factors.

Deposits. Deposits totaled $589 million at March 31, 2017, an increase of $6.9 million from $582 million at December 31, 2016. Non-interest bearing demand deposits increased by $4.1 million, NOW accounts increased by $1.9 million and savings and money market accounts increased by $2.5 million. These increases were partially offset by a decline of $1.6 million in time deposits. The Company continues to manage the mix of its deposits consistent with its identity as a community bank serving the financial needs of its customers.

The following table shows the distribution of deposits by type at March 31, 2017 and December 31, 2016.

(dollars in thousands)	Balance at End of Period	Percent of Deposits in Each Category to Total Deposits	Balance at End of Period	Percent of Deposits in Each Category to Total Deposits
	3/31/17	3/31/17	12/31/16	12/31/16
Non-interest bearing	$240,873	40.9%	$236,779	40.7%
NOW	93,245	15.8%	91,289	15.7%
Money Market	53,722	9.1%	57,208	9.8%
Savings	153,441	26.0%	147,474	25.3%
Time	48,012	8.2%	49,603	8.5%
Total Deposits	$589,293	100%	$582,353	100%

Deposits represent the Bank's primary source of funds. Deposits are primarily core deposits in that they are demand, savings and time deposits generated from local businesses and individuals. These sources are considered to be relatively stable, long-term relationships thereby enhancing steady growth of the deposit base without major fluctuations in overall deposit balances. The Company experiences, to a small degree, some seasonality with the slower growth period between November through April, and the higher growth period from May through October. In order to assist in meeting any funding demands, the Company maintains a secured borrowing arrangement with the Federal Home Loan Bank of San Francisco (FHLB). There were no brokered deposits at March 31, 2017 or December 31, 2016.

Short-term Borrowing Arrangements. The Company is a member of the FHLB and can borrow up to $177 million from the FHLB secured by commercial and residential mortgage loans with carrying values totaling $282 million. The Company is required to hold FHLB stock as a condition of membership. At March 31, 2017 and December 31, 2016, the Company held $2,438,000 of FHLB stock which is recorded as a component of other assets. Based on this level of stock holdings at March 31, 2017, the Company can borrow up to $90.3 million. To borrow the full $177 million in available credit the Company would need to purchase $2.3 million in additional FHLB stock. In addition to its FHLB borrowing line, the Company has unsecured short-term borrowing agreements with three of its correspondent banks in the amounts of $20 million, $11 million and $10 million. There were no outstanding borrowings to the FHLB or the correspondent banks under these agreements at March 31, 2017 and December 31, 2016.

Note Payable and Term Loan. On October 1, 2015, the Company entered into a $5.0 million term loan (the “Term Loan”), which matures on October 1, 2018. The balance of this Term Loan was $2,250,000 and $2,375,000 at March 31, 2017 and December 31, 2016, respectively. The Term Loan requires quarterly principal payments of $125,000 plus accrued interest.

On October 1, 2016 the Company renewed its note payable, for a one year term, with the same lender (the “Note”). The maximum amount outstanding at any one time on the Note and the Term Loan cannot exceed $5 million. There were no balances outstanding on the Note as of March 31, 2017 or December 31, 2016. Both the Term Loan and the Note bear interest at a rate of the U.S. "Prime Rate" plus one-half percent per annum and are secured by 100 shares of Plumas Bank stock representing the Company's 100% ownership interest in Plumas Bank. The Company was in compliance with all covenants under the Term Loan and the Note at March 31, 2017 and December 31, 2016.

On April 20, 2017 Plumas Bancorp paid off the $2,250,000 remaining balance on the Term Loan. The payment was funded through a $4 million dividend from Plumas Bank.

Repurchase Agreements. In 2011 the Bank introduced a product for its larger business customers which use securities sold under agreements to repurchase as an alternative to interest-bearing deposits. The balance in this product at March 31, 2017 was $5.3 million, a decrease of $2.3 million from the December 31, 2016 balance of $7.6 million. Interest paid on this product is similar to that which is paid on the Bank’s premium money market account; however, these are not deposits and are not FDIC insured.

Junior Subordinated Deferrable Interest Debentures. Plumas Statutory Trust I and II are business trust subsidiaries formed by the Company with capital of $321,000 and $167,000, respectively, for the sole purpose of issuing trust preferred securities fully and unconditionally guaranteed by the Company.

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

Trust I’s Subordinated Debentures mature on September 26, 2032, bear a current interest rate of 4.55% (based on 3-month LIBOR plus 3.40%), with repricing and payments due quarterly. Trust II’s Subordinated Debentures mature on September 28, 2035, bear a current interest rate of 2.61% (based on 3-month LIBOR plus 1.48%), with repricing and payments due quarterly. The interest rate of the Trust Preferred Securities issued by Trust I adjust on each quarterly anniversary date to equal the 3-month LIBOR plus 3.40%. The Trust Preferred Securities issued by Trust II adjust on each quarterly anniversary date to equal the 3-month LIBOR plus 1.48%. Both Trusts I and II have the option to defer payment of the distributions for a period of up to five years, as long as the Company is not in default on the payment of interest on the Subordinated Debentures.

Interest expense recognized by the Company for the three months ended March 31, 2017 and 2016 related to the subordinated debentures was $94 thousand and $83 thousand, respectively.

Warrant. On April 15, 2013 the Company issued a $7.5 million subordinated debenture (“subordinated debt”). The subordinated debt was issued to an unrelated third-party pursuant to a subordinated debenture purchase agreement, subordinated debenture note, and stock purchase warrant. On April 16, 2015 the Company paid off the subordinated debt. The subordinated debt had an interest rate of 7.5% per annum and a term of 8 years with no prepayment allowed during the first two years and was made in conjunction with an eight-year warrant to purchase up to 300,000 shares of the Bancorp’s common stock, no par value at an exercise price, subject to anti-dilution adjustments, of $5.25 per share. In May of 2016 the Company repurchased a portion of the warrant, representing the right to purchase 150,000 shares of the registrant’s common stock at a cost of $862 thousand. The remaining warrant represents the right to purchase 150,000 shares of Plumas Bancorp common stock at an exercise price of $5.25 per share. The warrant expires on April 15, 2021.

Capital Resources

Shareholders’ equity increased by $2.5 million from $48.0 million at December 31, 2016 to $50.5 million at March 31, 2017. The $2.5 million increase was related to earnings during the first quarter of 2017 of $2.1 million, a decline in the unrealized loss on investment securities of $0.3 million and $0.1 million representing stock option activity.

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

On October 20, 2016 the Company announced that its Board of Directors approved the reinstatement of a semi-annual cash dividend. The dividend in the amount of $0.10 per share was paid on November 21, 2016 to shareholders of record at the close of business day on November 7, 2016. On April 19, 2017 the Company declared a semi-annual cash dividend totaling $0.14 per share payable on May 15, 2017 to shareholders of record at the close of business day on May 1, 2017.

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

The following table sets forth the Bank's actual capital amounts and ratios (dollar amounts in thousands):

			Amount of Capital Required
					To be Well-Capitalized
			For Capital		Under Prompt
	Actual		Adequacy Purposes		Corrective Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
March 31, 2017
Common Equity Tier 1 Ratio	$62,580	12.3%	$22,838	4.5%	$32,989	6.5%
Tier 1 Leverage Ratio	62,580	9.4%	26,585	4.0%	33,232	5.0%
Tier 1 Risk-Based Capital Ratio	62,580	12.3%	30,451	6.0%	40,602	8.0%
Total Risk-Based Capital Ratio	68,932	13.6%	40,602	8.0%	50,752	10.0%

December 31, 2016
Common Equity Tier 1 Ratio	$60,521	12.1%	$22,597	4.5%	$32,641	6.5%
Tier 1 Leverage Ratio	60,521	9.2%	26,353	4.0%	32,941	5.0%
Tier 1 Risk-Based Capital Ratio	60,521	12.1%	30,130	6.0%	40,173	8.0%
Total Risk-Based Capital Ratio	66,804	13.3%	40,173	8.0%	50,217	10.0%

Management believes that Plumas Bank currently meets all its capital adequacy requirements.

The current and projected capital positions of the Bank and the impact of capital plans and long-term strategies are reviewed regularly by management. The Company policy is to maintain the Bank’s ratios above the prescribed well-capitalized ratios at all times.

Off-Balance Sheet Arrangements

Loan Commitments. In the normal course of business, there are various commitments outstanding to extend credits that are not reflected in the financial statements. Commitments to extend credit and letters of credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Annual review of commercial credit lines, letters of credit and ongoing monitoring of outstanding balances reduces the risk of loss associated with these commitments. As of March 31, 2017, the Company had $95.0 million in unfunded loan commitments and $625 thousand in letters of credit. This compares to $93.7 million in unfunded loan commitments and $625 thousand in letters of credit at December 31, 2016. Of the $95.0 million in unfunded loan commitments, $53 million and $42 million represented commitments to commercial and consumer customers, respectively. Of the total unfunded commitments at March 31, 2017, $48 million were secured by real estate, of which $17 million was secured by commercial real estate and $31 million was secured by residential real estate in the form of equity lines of credit. The commercial loan commitments not secured by real estate primarily represent business lines of credit, while the consumer loan commitments not secured by real estate primarily represent revolving credit card lines and overdraft protection lines. Since some of the commitments are expected to expire without being drawn upon the total commitment amounts do not necessarily represent future cash requirements.

Operating Leases. The Company leases two depository branches and five lending offices and two non-branch automated teller machine locations. Total rental expenses under all operating leases were $82 thousand and $73 thousand during the three months ended March 31, 2017 and 2016, respectively. The expiration dates of the leases vary, with the first such lease expiring during 2017 and the last such lease expiring during 2021.

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

The Company is a member of the FHLB and can borrow up to $177 million from the FHLB secured by commercial and residential mortgage loans with carrying values totaling $282 million. See “Short-term Borrowing Arrangements” for additional information on our FHLB borrowing capacity. In addition to its FHLB borrowing line, the Company has unsecured short-term borrowing agreements with three of its correspondent banks in the amounts of $20 million, $11 million and $10 million. There were no outstanding borrowings under the FHLB or the correspondent bank borrowing lines at March 31, 2017 or December 31, 2016.

Customer deposits are the Company’s primary source of funds. Deposits totaled $589 million at March 31, 2017, an increase of $6.9 million from $582 million at December 31, 2016. Deposits are held in various forms with varying maturities. The Company’s securities portfolio, Federal funds sold, FHLB advances, and cash and due from banks serve as the primary sources of liquidity, providing adequate funding for loans during periods of high loan demand. During periods of decreased lending, funds obtained from the maturing or sale of investments, loan payments, and new deposits are invested in short-term earning assets, such as cash held at the FRB, Federal funds sold and investment securities, to serve as a source of funding for future loan growth. Management believes that the Company’s available sources of funds, including borrowings, will provide adequate liquidity for its operations in the foreseeable future.

Recent Developments. On April 19, 2017 the Company declared a semi-annual cash dividend totaling $0.14 per share payable on May 15, 2017 to shareholders of record at the close of business day on May 1, 2017. On April 20, 2017 the Company paid off the $2,250,000 remaining balance on the Bancorp’s Term Loan. The payment was funded through a $4 million dividend from Plumas Bank.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a smaller reporting company we are not required to provide the information required by this item.

ITEM 4. CONTROLS AND PROCEDURES

The Company's Chief Executive Officer and Chief Financial Officer, based on their evaluation of the Company's disclosure controls and procedures as of the end of the Company’s fiscal quarter ended March 31, 2017 (as defined in Exchange Act Rule 13a—15(e), have concluded that the Company's disclosure controls and procedures are adequate and effective for purposes of Rule 13a—15(e) in timely alerting them to material information relating to the Company required to be included in the Company's filings with the SEC under the Securities Exchange Act of 1934.

There were no changes in internal control over financial reporting during the fiscal quarter ended March 31, 2017 that have materially affected, or are reasonably likely to materially affect, the registrant's internal control over financial reporting.

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

Item 1A RISK FACTORS

There have been no material changes to the principal risks that we believe are material to our business, results of operations and financial condition, from the risk factors previously disclosed in the 2016 Annual Report on Form 10-K. For a discussion on these risk factors, please see “Item 1A. Risk Factors” contained in the 2016 Annual Report on Form 10-K.

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

10.13

Director Retirement Agreement of Steven M. Coldani dated December 21, 2016, is included as Exhibit 10.13 to the Registrant’s 10-K filed on March 17, 2017, which is incorporated by this reference herein.

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

31.1*	Rule 13a-14(a) [Section 302] Certification of Principal Financial Officer dated May 3, 2017.

31.2*	Rule 13a-14(a) [Section 302] Certification of Principal Executive Officer dated May 3, 2017.

32.1*	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 dated May 3, 2017.

32.2*	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 dated May 3, 2017.

101.INS*	XBRL Instance Document.

101.SCH*	XBRL Taxonomy Schema.

101.CAL*	XBRL Taxonomy Calculation Linkbase.

101.DEF*	XBRL Taxonomy Definition Linkbase.

101.LAB*	XBRL Taxonomy Label Linkbase.

101.PRE*	XBRL Taxonomy Presentation Linkbase.

*	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PLUMAS BANCORP
(Registrant)
Date: May 3, 2017
/s/ Richard L. Belstock
Richard L. Belstock
Chief Financial Officer

/s/ Andrew J. Ryback
Andrew J. Ryback
Director, President and Chief Executive Officer