Form 10-Q
period 2017-06-30
PLUMAS BANCORP
filed 2017-08-02
CIK 1168455

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2017

☐	TRANSITION REPORT UNDER SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM __________ TO ___________

COMMISSION FILE NUMBER: 000-49883

PLUMAS BANCORP

(Exact Name of Registrant as Specified in Its Charter)

California	75-2987096
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

35 S. Lindan Avenue, Quincy, California	95971
(Address of Principal Executive Offices)	(Zip Code)

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

Yes ☐  No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of July 31, 2017. 5,042,971 shares

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

PLUMAS BANCORP

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands, except share data)

	June 30, 2017	December 31, 2016

Assets
Cash and cash equivalents	$68,851	$62,646
Investment securities available for sale	112,329	101,595
Loans, less allowance for loan losses of $6,855 at June 30, 2017 and $6,549 at December 31, 2016	471,418	456,580
Real estate acquired through foreclosure	844	735
Premises and equipment, net	11,459	11,768
Bank owned life insurance	12,695	12,528
Accrued interest receivable and other assets	12,292	12,123
Total assets	$689,888	$657,975

Liabilities and Shareholders’ Equity

Deposits:
Non-interest bearing	$258,464	$236,779
Interest bearing	357,695	345,574
Total deposits	616,159	582,353
Repurchase agreements	4,325	7,547
Note payable	-	2,375
Accrued interest payable and other liabilities	6,166	7,396
Junior subordinated deferrable interest debentures	10,310	10,310
Total liabilities	636,960	609,981
Commitments and contingencies (Note 5)

Shareholders’ equity:
Common stock, no par value; 22,500,000 shares authorized; issued and outstanding – 5,042,971 shares at June 30, 2017 and 4,896,875 at December 31, 2016	6,252	5,918
Retained earnings	46,884	43,048
Accumulated other comprehensive loss, net	(208)	(972)
Total shareholders’ equity	52,928	47,994
Total liabilities and shareholders’ equity	$689,888	$657,975

See notes to unaudited condensed consolidated financial statements.

PLUMAS BANCORP

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(In thousands, except per share data)

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2017	2016	2017	2016
Interest Income:
Interest and fees on loans	$6,433	$5,553	$12,541	$11,009
Interest on investment securities	603	473	1,164	945
Other	83	51	179	123
Total interest income	7,119	6,077	13,884	12,077
Interest Expense:
Interest on deposits	140	130	280	262
Interest on note payable	4	31	28	76
Interest on junior subordinated deferrable interest debentures	99	85	192	169
Other	1	1	2	2
Total interest expense	244	247	502	509
Net interest income before provision for loan losses	6,875	5,830	13,382	11,568
Provision for Loan Losses	200	200	400	400
Net interest income after provision for loan losses	6,675	5,630	12,982	11,168
Non-Interest Income:
Service charges	1,118	1,034	2,173	1,965
Gain on sale of loans	786	559	1,314	892
Loss on sale of investments	-	-	(17)	(32)
Other	478	462	960	882
Total non-interest income	2,382	2,055	4,430	3,707
Non-Interest Expenses:
Salaries and employee benefits	2,864	2,558	5,791	5,166
Occupancy and equipment	654	677	1,423	1,384
Other	1,374	1,445	2,761	2,763
Total non-interest expenses	4,892	4,680	9,975	9,313
Income before provision for income taxes	4,165	3,005	7,437	5,562
Provision for Income Taxes	1,624	1,168	2,832	2,152
Net income	$2,541	$1,837	$4,605	$3,410

Basic earnings per share	$0.51	$0.38	$0.93	$0.70
Diluted earnings per share	$0.49	$0.36	$0.89	$0.67

See notes to unaudited condensed consolidated financial statements.

PLUMAS BANCORP

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

(In thousands)

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2017	2016	2017	2016

Net income	$2,541	$1,837	$4,605	$3,410
Other comprehensive income:
Change in net unrealized gain	780	681	1,283	2,072
Less: reclassification adjustments for net losses included in net income	-	-	17	32
Net unrealized holding gains	780	681	1,300	2,104
Related tax effect:
Change in net unrealized gain	(322)	(281)	(529)	(856)
Reclassification of net losses included in net income	-	-	(7)	(13)
Income tax effect	(322)	(281)	(536)	(869)
Other comprehensive income	458	400	764	1,235
Total comprehensive income	$2,999	$2,237	$5,369	$4,645

See notes to unaudited condensed consolidated financial statements.

PLUMAS BANCORP

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	For the Six Months
	Ended June 30,
	2017	2016
Cash Flows from Operating Activities:
Net income	$4,605	$3,410
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	400	400
Change in deferred loan origination costs/fees, net	(459)	(78)
Depreciation and amortization	520	538
Stock-based compensation expense	86	55
Loss on sale of investments	17	32
Amortization of investment security premiums	295	320
Gain on sale of OREO and other vehicles	(7)	(6)
Gain on sale of loans held for sale	(1,314)	(892)
Loans originated for sale	(19,681)	(14,863)
Proceeds from loan sales	22,260	15,307
Provision from change in OREO valuation	9	9
Earnings on bank-owned life insurance	(167)	(171)
(Increase) decrease in accrued interest receivable and other assets	(106)	997
Decrease in accrued interest payable and other liabilities	(1,230)	(491)
Net cash provided by operating activities	5,228	4,567

Cash Flows from Investing Activities:
Proceeds from principal repayments from available-for-sale government-sponsored mortgage-backed securities	6,073	5,973
Proceeds from matured and called available-for-sale investment securities	-	1,000
Purchases of available-for-sale securities	(20,287)	(22,529)
Proceeds from sale of available-for-sale securities	4,221	14,589
Net increase in loans	(16,722)	(31,269)
Proceeds from sale of OREO	75	92
Proceeds from sale of other vehicles	114	164
Purchase of premises and equipment	(179)	(375)
Net cash used in investing activities	(26,705)	(32,355)

Continued on next page.

PLUMAS BANCORP

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

(Continued)

	For the Six Months
	Ended June 30,
	2017	2016
Cash Flows from Financing Activities:
Net increase in demand, interest bearing and savings deposits	$36,978	$8,520
Net decrease in time deposits	(3,172)	(1,162)
Principal payment on note payable	(2,375)	(2,250)
Net decrease in securities sold under agreements to repurchase	(3,222)	(3,777)
Repurchase of common stock warrant	-	(862)
Cash dividends paid on common stock	(691)	-
Proceeds from exercise of stock options	164	89
Net cash provided by financing activities	27,682	558
Increase (decrease) in cash and cash equivalents	6,205	(27,230)
Cash and Cash Equivalents at Beginning of Year	62,646	68,195
Cash and Cash Equivalents at End of Period	$68,851	$40,965

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:
Interest expense	$502	$509
Income taxes	$3,490	$2,500

Non-Cash Investing Activities:
Real estate and vehicles acquired through foreclosure	$288	$1,301

Non-Cash Financing Activities:
Common stock retired in connection with the exercise of stock options	$10	$-
Common stock issued in connection with the cashless exercise of stock warrant	$787	$-

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

The Bank operates eleven branches in California, including branches in Alturas, Chester, Fall River Mills, Greenville, Kings Beach, Portola, Quincy, Redding, Susanville, Tahoe City, and Truckee. In December, 2015 the Bank opened a branch in Reno, Nevada; its first branch outside of California. The Bank’s administrative headquarters is in Quincy, California. In addition, the Bank operates lending offices specializing in government-guaranteed lending in Auburn, California, and Phoenix, Arizona and commercial/agricultural lending offices in Chico, California and Klamath Falls, Oregon. The Bank's primary source of revenue is generated from providing loans to customers who are predominately small and middle market businesses and individuals residing in the surrounding areas.

2. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The condensed consolidated financial statements include the accounts of the Company and the accounts of its wholly-owned subsidiary, Plumas Bank. Plumas Statutory Trust I and Plumas Statutory Trust II are not consolidated into the Company’s consolidated financial statements and, accordingly, are accounted for under the equity method. In the opinion of management, the unaudited condensed consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the Company’s financial position at June 30, 2017 and the results of its operations and its cash flows for the three-month and six-month periods ended June 30, 2017 and 2016. Our condensed consolidated balance sheet at December 31, 2016 is derived from audited financial statements. Certain reclassifications have been made to prior period’s balances to conform to classifications used in 2017.

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

These interim financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's 2016 Annual Report to Shareholders on Form 10-K. The results of operations for the three-month and six-month periods ended June 30, 2017 may not necessarily be indicative of future operating results. In preparing such financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the balance sheet and revenues and expenses for the periods reported. Actual results could differ significantly from those estimates.

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

3.   INVESTMENT SECURITIES AVAILABLE FOR SALE

The amortized cost and estimated fair value of investment securities at June 30, 2017 and December 31, 2016 consisted of the following, in thousands:

Available-for-Sale	June 30, 2017
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Debt securities:
U.S. Government-sponsored agencies collateralized by mortgage obligations- residential	$81,137	$100	$(821)	$80,416
Obligations of states and political subdivisions	31,546	505	(138)	31,913
	$112,683	$605	$(959)	$112,329

Net unrealized loss on available-for-sale investment securities totaling $354,000 were recorded, net of $146,000 in tax benefit, as accumulated other comprehensive loss within shareholders' equity at June 30, 2017. During the six months ended June 30, 2017 the Company sold seven available-for-sale investment securities for total proceeds of $4,221,000 recording a $17,000 loss on sale. The Company realized a gain on sale from four of these securities totaling $4,000 and a loss on sale on three securities of $21,000. No securities were sold during the three months ended June 30, 2017.

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

There were no transfers of available-for-sale investment securities during the six months ended June 30, 2017 and twelve months ended December 31, 2016. There were no securities classified as held-to-maturity at June 30, 2017 or December 31, 2016.

Investment securities with unrealized losses at June 30, 2017 and December 31, 2016 are summarized and classified according to the duration of the loss period as follows, in thousands:

June 30, 2017	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
Debt securities:
U.S. Government agencies collateralized by mortgage obligations-residential	$58,300	$764	$1,845	$57	$60,145	$821
Obligations of states and political subdivisions	6,546	138	-	-	6,546	138
	$64,846	$902	$1,845	$57	$66,691	$959

December 31, 2016	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
Debt securities:
U.S. Government agencies collateralized by mortgage obligations-residential	$68,338	$1,237	$2,043	$70	$70,381	$1,307
Obligations of states and political subdivisions	18,052	447	-	-	18,052	447
	$86,390	$1,684	$2,043	$70	$88,433	$1,754

At June 30, 2017, the Company held 179 securities of which 76 were in a loss position. Of the 179 securities 68 are U.S. Government-sponsored agencies collateralized by residential mortgage obligations and 111 were obligations of states and political subdivisions. The unrealized losses relate principally to market rate conditions. All of the securities continue to pay as scheduled. When analyzing an issuer’s financial condition, management considers the length of time and extent to which the market value has been less than cost; the historical and implied volatility of the security; the financial condition of the issuer of the security; and the Company’s intent and ability to hold the security to recovery. As of June 30, 2017, management does not have the intent to sell these securities nor does it believe it is more likely than not that it will be required to sell these securities before the recovery of its amortized cost basis. Based on the Company’s evaluation of the above and other relevant factors, the Company does not believe the securities that are in an unrealized loss position as of June 30, 2017 are other than temporarily impaired.

The amortized cost and estimated fair value of investment securities at June 30, 2017 by contractual maturity are shown below, in thousands.

	Amortized Cost	Estimated Fair Value
Within one year	$-	$-
After one year through five years	2,842	2,891
After five years through ten years	16,639	16,930
After ten years	12,065	12,092
Investment securities not due at a single maturity date:
Government-sponsored mortgage-backed securities	81,137	80,416
	$112,683	$112,329

Expected maturities will differ from contractual maturities because the issuers of the securities may have the right to call or prepay obligations with or without call or prepayment penalties. Investment securities with amortized costs totaling $71,619,000 and $73,331,000 and estimated fair values totaling $70,926,000 and $72,112,000 at June 30, 2017 and December 31, 2016, respectively, were pledged to secure deposits and repurchase agreements.

4. LOANS AND THE ALLOWANCE FOR LOAN LOSSES

Outstanding loans are summarized below, in thousands:

	June 30,	December 31,
	2017	2016

Commercial	$39,394	$41,293
Agricultural	54,974	51,103
Real estate – residential	18,952	21,283
Real estate – commercial	236,791	226,136
Real estate – construction and land development	24,819	21,904
Equity lines of credit	42,211	42,338
Auto	55,255	53,553
Other	3,695	3,513
	476,091	461,123
Deferred loan costs, net	2,182	2,006
Allowance for loan losses	(6,855)	(6,549)
Loans, net	$471,418	$456,580

Changes in the allowance for loan losses, in thousands, were as follows:

	June 30,	December 31,
	2017	2016

Balance, beginning of year	$6,549	$6,078
Provision charged to operations	400	800
Losses charged to allowance	(175)	(979)
Recoveries	81	650
Balance, end of period	$6,855	$6,549

The recorded investment in impaired loans totaled $5,300,000 and $5,442,000 at June 30, 2017 and December 31, 2016, respectively. The Company had specific allowances for loan losses of $480,000 on impaired loans of $1,600,000 at June 30, 2017 as compared to specific allowances for loan losses of $366,000 on impaired loans of $1,534,000 at December 31, 2016. The balance of impaired loans in which no specific reserves were required totaled $3,700,000 and $3,908,000 at June 30, 2017 and December 31, 2016, respectively. The average recorded investment in impaired loans for the six months ended June 30, 2017 and June 30, 2016 was $4,890,000 and $5,421,000, respectively. The Company recognized $79,000 and $61,000 in interest income for impaired loans during the six months ended June 30, 2017 and 2016, respectively. No interest was recognized on nonaccrual loans accounted for on a cash basis during the six months ended June 30, 2017 and 2016.

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

The carrying value of troubled debt restructurings at June 30, 2017 and December 31, 2016 was $4,132,000 and $4,616,000, respectively. The Company has allocated $328,000 and $342,000 of specific reserves on loans to customers whose loan terms have been modified in troubled debt restructurings as of June 30, 2017 and December 31, 2016, respectively. The Company has not committed to lend additional amounts on loans classified as troubled debt restructurings at June 30, 2017 and December 31, 2016. There were no troubled debt restructurings that occurred during the six months ending June 30, 2017 or June 30, 2016. There were no troubled debt restructurings for which there was a payment default within twelve months following the modification during the six months ended June 30, 2017 and 2016, respectively.

At June 30, 2017 and December 31, 2016, nonaccrual loans totaled $2,910,000 and $2,724,000, respectively. Interest foregone on nonaccrual loans totaled $89,000 and $106,000 for the six months ended June 30, 2017 and 2016, respectively. Interest foregone on nonaccrual loans totaled $38,000 and $31,000 for the three months ended June 30, 2017 and 2016, respectively. There were no loans past due 90 days or more and on accrual status at June 30, 2017 and December 31, 2016.

Salaries and employee benefits totaling $936,000 and $942,000 have been deferred as loan origination costs during the six months ended June 30, 2017 and 2016, respectively. Salaries and employee benefits totaling $541,000 and $569,000 have been deferred as loan origination costs during the three months ended June 30, 2017 and 2016, respectively.

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

Loss – Loans classified as loss are considered uncollectible and charged off immediately.

The following table shows the loan portfolio allocated by management's internal risk ratings at the dates indicated, in thousands:

June 30, 2017	Commercial Credit Exposure
	Credit Risk Profile by Internally Assigned Grade
Grade:	Commercial	Agricultural	Real Estate- Residential	Real Estate- Commercial	Real Estate- Construction	Equity LOC	Total
Pass	$38,221	$51,320	$18,688	$234,800	$24,123	$41,951	$409,103
Watch	811	3,654	133	343	-	-	4,941
Substandard	362	-	131	1,648	696	260	3,097
Doubtful	-	-	-	-	-	-	-
Total	$39,394	$54,974	$18,952	$236,791	$24,819	$42,211	$417,141

December 31, 2016	Commercial Credit Exposure
	Credit Risk Profile by Internally Assigned Grade
Grade:	Commercial	Agricultural	Real Estate- Residential	Real Estate- Commercial	Real Estate- Construction	Equity LOC	Total
Pass	$40,459	$50,790	$21,125	$223,854	$21,201	$41,983	$399,412
Watch	565	280	-	400	-	-	1,245
Substandard	269	33	158	1,882	703	355	3,400
Doubtful	-	-	-	-	-	-	-
Total	$41,293	$51,103	$21,283	$226,136	$21,904	$42,338	$404,057

	Consumer Credit Exposure			Consumer Credit Exposure
	Credit Risk Profile Based on Payment Activity			Credit Risk Profile Based on Payment Activity
	June 30, 2017			December 31, 2016
	Auto	Other	Total	Auto	Other	Total
Grade:
Performing	$54,947	$3,693	$58,640	$53,474	$3,511	$56,985
Non-performing	308	2	310	79	2	81
Total	$55,255	$3,695	$58,950	$53,553	$3,513	$57,066

The following tables show the allocation of the allowance for loan losses at the dates indicated, in thousands:

	Commercial	Agricultural	Real Estate- Residential	Real Estate- Commercial	Real Estate- Construction	Equity LOC	Auto	Other	Total
Six months ended 6/30/17:
Allowance for Loan Losses
Beginning balance	$655	$466	$280	$2,740	$927	$575	$815	$91	$6,549
Charge-offs	(67)	-	-	-	-	-	(90)	(18)	(175)
Recoveries	19	-	2	3	-	2	50	5	81
Provision	98	48	(30)	69	144	(16)	70	17	400
Ending balance	$705	$514	$252	$2,812	$1,071	$561	$845	$95	$6,855
Three months ended 6/30/17:
Allowance for Loan Losses
Beginning balance	$788	$473	$268	$2,919	$838	$561	$806	$90	$6,743
Charge-offs	(67)	-	-	-	-	-	(40)	(13)	(120)
Recoveries	11	-	1	1	-	2	16	1	32
Provision	(27)	41	(17)	(108)	233	(2)	63	17	200
Ending balance	$705	$514	$252	$2,812	$1,071	$561	$845	$95	$6,855
Six months ended 6/30/16:
Allowance for Loan Losses
Beginning balance	$639	$294	$341	$2,525	$874	$528	$784	$93	$6,078
Charge-offs	(73)	-	-	(252)	-	(23)	(158)	(24)	(530)
Recoveries	17	-	36	2	329	1	82	15	482
Provision	252	122	(55)	190	(320)	67	133	11	400
Ending balance	$835	$416	$322	$2,465	$883	$573	$841	$95	$6,430
Three months ended 6/30/16:
Allowance for Loan Losses
Beginning balance	$637	$311	$318	$2,762	$800	$524	$763	$83	$6,198
Charge-offs	-	-	-	(252)	-	1	(53)	(6)	(310)
Recoveries	6	-	1	2	300	1	25	7	342
Provision	192	105	3	(47)	(217)	47	106	11	200
Ending balance	$835	$416	$322	$2,465	$883	$573	$841	$95	$6,430
June 30, 2017:
Allowance for Loan Losses
Ending balance: individually evaluated for impairment	$93	$-	$53	$76	$218	$22	$16	$2	$480
Ending balance: collectively evaluated for impairment	$612	$514	$199	$2,736	$853	$539	$829	$93	$6,375
Loans
Ending balance	$39,394	$54,974	$18,952	$236,791	$24,819	$42,211	$55,255	$3,695	$476,091
Ending balance: individually evaluated for impairment	$105	$256	$1,288	$2,258	$823	$260	$308	$2	$5,300
Ending balance: collectively evaluated for impairment	$39,289	$54,718	$17,664	$234,533	$23,996	$41,951	$54,947	$3,693	$470,791
December 31, 2016:
Allowance for Loan Losses
Ending balance: individually evaluated for impairment	$2	$-	53	$81	$206	$24	$-	$-	$366
Ending balance: collectively evaluated for impairment	$653	$466	$227	$2,659	$721	$551	$815	$91	$6,183
Loans
Ending balance	$41,293	$51,103	$21,283	$226,136	$21,904	$42,338	$53,553	$3,513	$461,123
Ending balance: individually evaluated for impairment	$16	$258	$1,615	$2,323	$833	$326	$69	$2	$5,442
Ending balance: collectively evaluated for impairment	$41,277	$50,845	$19,668	$223,813	$21,071	$42,012	$53,484	$3,511	$455,681

The following table shows an aging analysis of the loan portfolio by the time past due, in thousands:

June 30, 2017	30-89 Days	90 Days and Still		Total Past Due and
	Past Due	Accruing	Nonaccrual	Nonaccrual	Current	Total

Commercial	$618	$-	$90	$708	$38,686	$39,394
Agricultural	302	-	-	302	54,672	54,974
Real estate – residential	153	-	131	284	18,668	18,952
Real estate – commercial	1,590	-	1,422	3,012	233,779	236,791
Real estate – construction & land	-	-	696	696	24,123	24,819
Equity Lines of Credit	595	-	260	855	41,356	42,211
Auto	872	-	308	1,180	54,075	55,255
Other	31	-	3	34	3,661	3,695
Total	$4,161	$-	$2,910	$7,071	$469,020	$476,091

December 31, 2016	30-89 Days	90 Days and Still		Total Past Due and
	Past Due	Accruing	Nonaccrual	Nonaccrual	Current	Total

Commercial	$77	$-	$-	$77	$41,216	$41,293
Agricultural	-	-	-	-	51,103	51,103
Real estate – residential	179	-	145	324	20,959	21,283
Real estate – commercial	519	-	1,479	1,998	224,138	226,136
Real estate – construction & land	10	-	703	713	21,191	21,904
Equity Lines of Credit	276	-	326	602	41,736	42,338
Auto	919	-	69	988	52,565	53,553
Other	23	-	2	25	3,488	3,513
Total	$2,003	$-	$2,724	$4,727	$456,396	$461,123

The following tables show information related to impaired loans at the dates indicated, in thousands:

		Unpaid		Average	Interest
	Recorded	Principal	Related	Recorded	Income
As of June 30, 2017:	Investment	Balance	Allowance	Investment	Recognized
With no related allowance recorded:
Commercial	$-	$-		$-	$-
Agricultural	256	256		257	10
Real estate – residential	1,048	1,059		1,060	30
Real estate – commercial	1,731	2,169		1,618	29
Real estate – construction & land	171	171		176	-
Equity Lines of Credit	219	219		207	-
Auto	275	275		87	-
Other	-	-		-	-
With an allowance recorded:
Commercial	$105	$105	$93	$35	$1
Agricultural	-	-	-	-	-
Real estate – residential	240	240	53	241	5
Real estate – commercial	527	735	76	530	-
Real estate – construction & land	652	652	218	664	4
Equity Lines of Credit	41	41	22	13	-
Auto	33	34	16	1	-
Other	2	2	2	1	-
Total:
Commercial	$105	$105	$93	$35	$1
Agricultural	256	256	-	257	10
Real estate – residential	1,288	1,299	53	1,301	35
Real estate – commercial	2,258	2,904	76	2,148	29
Real estate – construction & land	823	823	218	840	4
Equity Lines of Credit	260	260	22	220	-
Auto	308	309	16	88	-
Other	2	2	2	1	-
Total	$5,300	$5,958	$480	$4,890	$79

		Unpaid		Average	Interest
	Recorded	Principal	Related	Recorded	Income
As of December 31, 2016:	Investment	Balance	Allowance	Investment	Recognized

With no related allowance recorded:
Commercial	$-	$-		$-	$-
Agricultural	258	258		259	19
Real estate – residential	1,373	1,385		1,291	77
Real estate – commercial	1,789	2,227		1,589	33
Real estate – construction & land	198	198		210	-
Equity Lines of Credit	219	219		121	-
Auto	69	69		46	-
Other	2	2		-	-
With an allowance recorded:
Commercial	$16	$16	$2	$16	$1
Agricultural	-	-	-	-	-
Real estate – residential	242	242	53	243	11
Real estate – commercial	534	742	81	534	-
Real estate – construction & land	635	635	206	658	8
Equity Lines of Credit	107	107	24	110	-
Auto	-	-	-	-	-
Other	-	-	-	-	-
Total:
Commercial	$16	$16	$2	$16	$1
Agricultural	258	258	-	259	19
Real estate – residential	1,615	1,627	53	1,534	88
Real estate – commercial	2,323	2,969	81	2,123	33
Real estate – construction & land	833	833	206	868	8
Equity Lines of Credit	326	326	24	231	-
Auto	69	69	-	46	-
Other	2	2	-	-	-
Total	$5,442	$6,100	$366	$5,077	$149

5. COMMITMENTS AND CONTINGENCIES

The Company is party to claims and legal proceedings arising in the ordinary course of business. In the opinion of the Company’s management, the amount of ultimate liability with respect to such proceedings will not have a material adverse effect on the financial condition or result of operations of the Company taken as a whole.

In the normal course of business, there are various outstanding commitments to extend credit, which are not reflected in the financial statements, including loan commitments of $93.6 million and $93.7 million and stand-by letters of credit of $100 thousand and $625 thousand at June 30, 2017 and December 31, 2016, respectively.

Of the loan commitments outstanding at June 30, 2017, $10,075,000 are real estate construction loan commitments that are expected to fund within the next twelve months. The remaining commitments primarily relate to revolving lines of credit or other commercial loans, and many of these are expected to expire without being drawn upon. Therefore, the total commitments do not necessarily represent future cash requirements. Each loan commitment and the amount and type of collateral obtained, if any, are evaluated on an individual basis. Collateral held varies, but may include real property, bank deposits, debt or equity securities or business assets.

Stand-by letters of credit are conditional commitments written to guarantee the performance of a customer to a third party. These guarantees are primarily related to the purchases of inventory by commercial customers and are typically short-term in nature. Credit risk is similar to that involved in extending loan commitments to customers and accordingly, evaluation and collateral requirements similar to those for loan commitments are used. The deferred liability related to the Company’s stand-by letters of credit was not significant at June 30, 2017 or December 31, 2016.

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

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
(In thousands, except per share data)	2017	2016	2017	2016
Net Income:
Net income	$2,541	$1,837	$4,605	$3,410
Earnings Per Share:
Basic earnings per share	$0.51	$0.38	$0.93	$0.70
Diluted earnings per share	$0.49	$0.36	$0.89	$0.67
Weighted Average Number of Shares Outstanding:
Basic shares	5,001	4,857	4,956	4,849
Diluted shares	5,180	5,047	5,173	5,057

Shares of common stock issuable under stock options and warrants for which the exercise prices were greater than the average market prices were not included in the computation of diluted earnings per share due to their antidilutive effect.  Stock options and warrants not included in the computation of diluted earnings per share, due to shares not being in-the-money and having an antidilutive effect, were approximately 0 and 113,000 for the three month periods ended June 30, 2017 and 2016, respectively. Stock options and warrants not included in the computation of diluted earnings per share, due to shares not being in-the-money and having an antidilutive effect, were approximately 0 and 113,000 for the six month periods ended June 30, 2017 and 2016, respectively.

7. STOCK-BASED COMPENSATION

Stock Options

In 2001, the Company established a Stock Option Plan for which 60,093 shares of common stock remain reserved for issuance to employees and directors and no shares are available for future grants as of June 30, 2017.

As of June 30, 2017, all remaining shares in this plan have vested and no compensation cost remains unrecognized. No options vested during the six months ended June 30, 2017 and 2016.

A summary of the activity within the 2001 Stock Option Plan follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term in Years	Intrinsic Value

Options outstanding at January 1, 2017	81,893	$2.95
Options exercised	(21,800)	2.95
Options outstanding at June 30, 2017	60,093	$2.95	1.7	$1,103,000
Options exercisable at June 30, 2017	60,093	$2.95	1.7	$1,103,000

In May 2013, the Company established the 2013 Stock Option Plan for which 474,400 shares of common stock are reserved and 298,400 shares are available for future grants as of June 30, 2017. The Plan requires that the option price may not be less than the fair market value of the stock at the date the option is granted, and that the stock must be paid in full at the time the option is exercised. Payment in full for the option price must be made in cash, with Company common stock previously acquired by the optionee and held by the optionee for a period of at least six months, in options of the Optionee that are fully vested and exercisable or in any combination of the foregoing. The options expire on dates determined by the Board of Directors, but not later than ten years from the date of grant.

A summary of the activity within the 2013 Stock Option Plan follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term in Years	Intrinsic Value
Options outstanding at January 1, 2017	192,800	$7.60
Options exercised	(16,800)	6.55
Options outstanding at June 30, 2017	176,000	$7.70	5.9	$2,394,000
Options exercisable at June 30, 2017	76,200	$7.08	5.4	$1,084,000
Expected to vest after June 30, 2017	88,922	$8.18	6.2	$1,167,000

No options were granted during the six months ended June 30, 2017. During the six months ended June 30, 2016 the Company granted options to purchase 108,000 shares of common stock. The fair value of each option was estimated on the date of grant using the following assumptions:

2016
Expected life of stock options (in years)	5.1
Risk free interest rate	1.52%
Volatility	53.6%
Dividend yields	2.00%
Weighted-average fair value of options granted during the six months ended June 30, 2016	$3.55

As of June 30, 2017, there was $294,000 of total unrecognized compensation cost related to non-vested, share-based compensation arrangements granted under the 2013 Plan. That cost is expected to be recognized over a weighted average period of 2.2 years. The total fair value of options vested was $161,000 and $76,000 for six months ended June 30, 2017 and 2016.

Compensation cost related to stock options recognized in operating results under the stock option plans was $86,000 and $55,000 for the six months ended June 30, 2017 and 2016, respectively. The associated income tax benefit recognized was $10,000 for the six months ended June 30, 2017 and $6,000 for the six months ended June 30, 2016. Compensation cost related to stock options recognized in operating results under the stock option plans was $43,000 and $30,000 for the three months ended June 30, 2017 and 2016, respectively. The associated income tax benefit recognized was $5,000 for the three months ended June 30, 2017 and $3,000 for the three months ended June 30, 2016.

Cash received from option exercises under the two stock option plans for the six months ended June 30, 2017 and 2016 were $164,000 and $89,000, respectively. The total intrinsic value of options at time of exercise for the two plans was $531,000 and $145,000 for the six months ended June 30, 2017 and 2016, respectively. The tax benefit realized for the tax deductions from option exercise for the two plans totaled $45,000 and $0 for the six months ended June 30, 2017 and 2016, respectively.

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

When tax returns are filed, it is highly certain that some positions taken would be sustained upon examination by the taxing authorities, while others are subject to uncertainty about the merits of the position taken or the amount of the position that would be ultimately sustained. The benefit of a tax position is recognized in the financial statements in the period during which, based on all available evidence, management believes it is more likely than not that the position will be sustained upon examination, including the resolution of appeals or litigation processes, if any.  Tax positions taken are not offset or aggregated with other positions. Tax positions that meet the more-likely-than-not recognition threshold are measured as the largest amount of tax benefit that is more than 50 percent likely of being realized upon settlement with the applicable taxing authority. The portion of the benefits associated with tax positions taken that exceeds the amount measured as described above is reflected as a liability for unrecognized tax benefits in the accompanying balance sheet along with any associated interest and penalties that would be payable to the taxing authorities upon examination. Interest expense and penalties associated with unrecognized tax benefits, if any, are classified as income tax expense in the consolidated income statement. There have been no significant changes to unrecognized tax benefits or accrued interest and penalties for the six months ended June 30, 2017.

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

Fair Value of Financial Instruments

The carrying amounts and estimated fair values of financial instruments, at June 30, 2017 and December 31, 2016 are as follows, in thousands:

		Fair Value Measurements at June 30, 2017 Using:
	Carrying Value	Level 1	Level 2	Level 3	Total Fair Value
Financial assets:
Cash and cash equivalents	$68,851	$68,851			$68,851
Investment securities	112,329		$112,329		112,329
Loans, net	471,418			$471,540	471,540
FHLB stock	2,685				N/A
Accrued interest receivable	2,059	11	463	1,585	2,059
Financial liabilities:
Deposits	616,159	569,729	46,444		616,173
Repurchase agreements	4,325		4,325		4,325
Junior subordinated deferrable interest debentures	10,310			7,680	7,680
Accrued interest payable	58	9	36	13	58

		Fair Value Measurements at December 31, 2016 Using:
	Carrying Value	Level 1	Level 2	Level 3	Total Fair Value
Financial assets:
Cash and cash equivalents	$62,646	$62,646			$62,646
Investment securities	101,595		$101,595		101,595
Loans, net	456,580			$459,618	459,618
FHLB stock	2,438				N/A
Accrued interest receivable	2,312	7	398	1,907	2,312
Financial liabilities:
Deposits	582,353	532,750	49,586		582,336
Repurchase agreements	7,547		7,547		7,547
Note payable	2,375			2,375	2,375
Junior subordinated deferrable interest debentures	10,310			7,762	7,762
Accrued interest payable	59	9	36	14	59

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

The following tables present information about the Company’s assets and liabilities measured at fair value on a recurring and non-recurring basis as of June 30, 2017 and December 31, 2016, and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value:

Assets and liabilities measured at fair value on a recurring basis at June 30, 2017 are summarized below, in thousands:

		Fair Value Measurements at June 30, 2017 Using
	Total Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
U.S. Government-sponsored agencies collateralized by mortgage obligations- residential	$80,416		$80,416
Obligations of states and political subdivisions	31,913		31,913
	$112,329	$-	$112,329	$-

Assets and liabilities measured at fair value on a recurring basis at December 31, 2016 are summarized below, in thousands:

		Fair Value Measurements at December 31, 2016 Using
	Total Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
U.S. Government-sponsored agencies collateralized by mortgage obligations- residential	$74,911		$74,911
Obligations of states and political subdivisions	26,684		26,684
	$101,595	$-	$101,595	$-

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

Assets and liabilities measured at fair value on a non-recurring basis at June 30, 2017 are summarized below, in thousands:

		Fair Value Measurements at June 30, 2017 Using
	Total Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Gains (Losses) Six Months Ended June 30, 2017
Assets:
Impaired loans:
Real estate – commercial	$450	$-	$-	$450	$5
Equity lines of credit	102			102	(19)
Total impaired loans	552	-	-	552	(14)
Other real estate:
Real estate – residential	10			10	-
Real estate – commercial	193			193	(9)
Real estate – construction and land development	641			641	-
Total other real estate	844	-	-	844	(9)
	$1,396	$-	$-	$1,396	$(23)

Assets and liabilities measured at fair value on a non-recurring basis at December 31, 2016 are summarized below, in thousands:

		Fair Value Measurements at December 31, 2016 Using
	Total Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Gains (Losses) Six Months Ended June 30, 2016
Assets:
Impaired loans:
Real estate – commercial	$453			$453	$(81)
Equity lines of credit	83			83	1
Total impaired loans	536	-	-	536	(80)
Other real estate:
Real estate – residential	10			10	-
Real estate – commercial	84			84	(9)
Real estate – construction and land development	641			641	-
Total other real estate	735	-	-	735	(9)
	$1,271	$-	$-	$1,271	$(89)

The Company has no liabilities which are reported at fair value.

 The following methods were used to estimate fair value.

Collateral-Dependent Impaired Loans: The Bank does not record loans at fair value on a recurring basis. However, from time to time, fair value adjustments are recorded on these loans to reflect partial write-downs, through charge-offs or specific reserve allowances, that are based on fair value estimates of the underlying collateral. The fair value estimates for collateral-dependent impaired loans are generally based on recent real estate appraisals or broker opinions, obtained from independent third parties, which are frequently adjusted by management to reflect current conditions and estimated selling costs (Level 3).   Net losses of $14,000 and $80,000 represent impairment charges recognized during the six months ended June 30, 2017 and 2016, respectively, related to the above impaired loans.

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

The following table presents quantitative information about Level 3 fair value measurements for financial instruments measured at fair value on a non-recurring basis at June 30, 2017 and December 31, 2016 (dollars in thousands):

Description	Fair Value 6/30/2017	Fair Value 12/31/2016	Valuation Technique	Significant Unobservable Input	Range (Weighted Average) 6/30/2017				Range (Weighted Average) 12/31/2016
Impaired Loans:

RE – Commercial	$450	$453	Third Party appraisals	Management Adjustments to Reflect Current Conditions and Selling Costs			12%	(12%)			12%	(12%)

Equity Lines of Credit	$102	$83	Third Party appraisals	Management Adjustments to Reflect Current Conditions and Selling Costs	8%	-	10%	(8%)			8%	(8%)

Other Real Estate:

RE – Residential	$10	$10	Third Party appraisals	Management Adjustments to Reflect Current Conditions and Selling Costs			48%	(48%)			48%	(48%)

RE – Commercial	$193	$84	Third Party appraisals	Management Adjustments to Reflect Current Conditions and Selling Costs			7%	(7%)			40%	(40%)

Land and Construction	$641	$641	Third Party appraisals	Management Adjustments to Reflect Current Conditions and Selling Costs	10%	-	36%	(33%)	10%	-	36%	(33%)

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

On March 30, 2017, the FASB issued ASU 2017-08, Receivables – Non-Refundable Fees and Other Costs: Premium Amortization on Purchased Callable Debt Securities. This ASU amends the amortization period for certain purchased callable debt securities held at a premium, shortening such period to the earliest call date. The amendments do not require an accounting change for securities held at a discount; the discount continues to be amortized to maturity. ASU 2017-08 is effective for public business entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. Entities will apply the standard’s provisions as a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is effective (i.e., modified retrospective approach). The Company has performed a preliminary evaluation of the provisions of ASU No. 2017-08. Based on this evaluation, the Company has determined that ASU No. 2017-08 is not expected to have a material impact on the Company’s Consolidated Financial Statements.

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

INTRODUCTION

The following discussion and analysis sets forth certain statistical information relating to the Company as of June 30, 2017 and December 31, 2016 and for the six and three month periods ended June 30, 2017 and 2016. This discussion should be read in conjunction with the condensed consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q and the consolidated financial statements and notes thereto included in Plumas Bancorp’s Annual Report filed on Form 10-K for the year ended December 31, 2016.

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

OVERVIEW - SIX MONTHS ENDED JUNE 30, 2017

Net income increased by $1.2 million from $3.4 million during the six months ended June 30, 2016 to $4.6 million during the current six month period. Earnings benefited from increases of $1.8 million in net interest income and $723 thousand in non-interest income. These increases in revenue were partially offset by increases of $662 thousand in non-interest expense and $680 thousand in income tax expense. Diluted earnings per share increased to $0.89 for the six months ended June 30, 2017 compared to $0.67 during the six months ended June 30, 2016.

Total assets at June 30, 2017 were $690 million, an increase of $31.9 million from December 31, 2016. Net loans increased by $14.8 million from $456.6 million at December 31, 2016 to $471.4 million at June 30, 2017. Other significant increases included $10.7 million in investment securities and $6.2 million in cash and due cash equivalents. Investment securities totaled $112.3 million at June 30, 2017 and cash and cash equivalents totaled $68.9 million.

Deposits totaled $616 million at June 30, 2017, an increase of $33.8 million from $582 million at December 31, 2016. Non-interest bearing demand deposits increased by $21.7 million, NOW accounts increased by $4.7 million and savings and money market accounts increased by $10.6 million. These increases were partially offset by a decline of $3.2 million in time deposits. Shareholders’ equity increased by $4.9 million from $48.0 million at December 31, 2016 to $52.9 million at June 30, 2017.

The annualized return on average assets was 1.40% for the six months ended June 30, 2017 up from 1.15% for the six months ended June 30, 2016. The annualized return on average equity increased from 15.3% during the first six months of 2016 to 18.3% during the current six month period.

The following is a detailed discussion of each component affecting change in net income and the composition of our balance sheet.

RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED JUNE 30, 2017

Net interest income before provision for loan losses. Net interest income, on a nontax-equivalent basis, for the six months ended June 30, 2017 was $13.4 million, an increase of $1.8 million from the $11.6 million earned during the same period in 2016. The increase in net interest income includes an increase of $1.8 million in interest income and a decline of $7 thousand in interest expense. Net interest margin, which benefited from a 15 basis points increase in average yield on interest-earning assets and a 3 basis points decline in the average rate paid on interest-bearing liabilities, increased 18 basis points to 4.41%, up from 4.23% for the same period in 2016.

Interest income increased by 15% to $13.9 million for the six months ended June 30, 2017, up from $12.1 million during the same period in 2016. Mostly related to an increase in loan balances, interest and fees on loans increased by $1.5 million to $12.5 million for the six months ended June 30, 2017; compared to $11.0 million during the first half of 2016. The Company’s average loan balances were $466 million for the six months ended June 30, 2017, up $55 million, or 13%, from $411 million for the same period in 2016.

The following table compares loan balances by type at June 30, 2017 and 2016.

(dollars in thousands)	Balance at End of Period	Percent of Loans in Each Category to Total Loans	Balance at End of Period	Percent of Loans in Each Category to Total Loans
	06/30/17	06/30/17	06/30/16	06/30/16
Commercial	$39,394	8.3%	$41,083	9.6%
Agricultural	54,974	11.5%	47,069	10.9%
Real estate – residential	18,952	4.0%	23,972	5.6%
Real estate – commercial	236,791	49.7%	204,477	47.4%
Real estate – construction	24,819	5.2%	18,635	4.3%
Equity Lines of Credit	42,211	8.9%	41,088	9.5%
Auto	55,255	11.6%	51,386	11.9%
Other	3,695	0.8%	3,574	0.8%
Total Gross Loans	$476,091	100%	$431,284	100%

The average rate earned on the Company’s loan balances increased by 4 basis points to 5.43% during the first six months of 2017 compared to 5.39% during the first six months of 2016. We attribute this increase in yield to an increase in the prime interest rate and a decrease in net loan costs of $111 thousand. Loan pricing continues to be extremely competitive in our service area.

Interest on investment securities increased by $219 thousand as a result of an increase in yield of 24 basis points, from 1.91% during the first half of 2016 to 2.15% during the six months ended June 30, 2017, and an increase in average balance from $99.3 million during the first half of 2016 to $109.1 million during the six months ended June 30, 2017. During the current period yield benefited from market conditions, an increase in municipal securities as a percentage of total securities and to a lesser extent a reduction in lower yielding securities of U.S. Government-sponsored agencies. At June 30, 2016 municipal securities totaled $25.3 million or 25% of the investment portfolio compared to $31.9 million or 28% of the portfolio at June 31, 2017. U.S. Government-sponsored agencies were $3.0 million at June 30, 2016. There were no government-sponsored agency securities in our portfolio at June 30, 2017. Interest earned on other interest earning assets increased by $56 thousand to $179 thousand during the six months ended June 30, 2017 related to an increase in yield of 34 basis points from 0.63% during the six months ended June 30, 2016 to 0.97% during the current six month period.

Interest expense on deposits increased by $18 thousand to $280 thousand for the six months ended June 30, 2017, up from $262 thousand during the 2016 period. This increase relates to an increase in the average balance of NOW, Money Market and Savings accounts partially offset by a decrease in the average balance of time deposits.

Interest on time deposits declined by $7 thousand. Average time deposits declined by $3.6 million from $51.5 million during the six months ended June 30, 2016 to $47.9 million during the current period. We attribute much of the reduction in time deposit to the unusually low interest rate environment as we have seen a movement out of time into more liquid deposit types. The average rate paid on time deposits was 0.31% during the six months ended June 30, 2017 and 2016.

The largest increase in interest expense on deposits was a $22 thousand increase in interest on savings accounts related to growth in this deposit category. Average savings balances increased from $128.1 million during the six months ended June 30, 2016 to $152.6 million during the current six month period. Plumas Bank’s savings accounts provide an attractive interest rate, in the current rate environment, and we have seen continued growth in savings accounts for the last few years. The average rate paid on savings accounts was 17 basis points during the six months ended June 30, 2017 up from 16 basis points for the same period in 2016.

Interest expense on other interest-bearing liabilities decreased by $25 thousand from $247 thousand during the six months ended June 30, 2016 to $222 thousand during the current six month period. Interest expense on the Company’s note payable deceased by $48 thousand to $28 thousand during the six months ended June 30, 2017. This decrease was related to a decrease in average borrowings on this note from $4.0 million during the 2016 period to $1.4 million during the six months ended June 30, 2017. The note payable was paid off in April of 2017. Interest expense on junior subordinated debentures, which increased by $23 thousand to $192 thousand, fluctuates with changes in the 3-month London Interbank Offered Rate (LIBOR) rate.

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

	For the Six Months Ended June 30, 2017			For the Six Months Ended June 30, 2016
	Average Balance (in thousands)	Interest (in thousands)	Yield/ Rate	Average Balance (in thousands)	Interest (in thousands)	Yield/ Rate

Interest-earning assets:
Loans (1) (2) (3)	$466,155	$12,541	5.43%	$411,024	$11,009	5.39%
Investment securities (1)	109,130	1,164	2.15%	99,251	945	1.91%
Interest-bearing deposits	37,243	179	0.97%	39,440	123	0.63%

Total interest-earning assets	612,528	13,884	4.57%	549,715	12,077	4.42%
Cash and due from banks	18,347			16,001
Other assets	32,370			32,162

Total assets	$663,245			$597,878

Interest-bearing liabilities:
NOW deposits	$95,047	43	0.09%	$90,801	42	0.09%
Money market deposits	55,289	39	0.14%	52,175	37	0.14%
Savings deposits	152,615	125	0.17%	128,102	103	0.16%
Time deposits	47,943	73	0.31%	51,528	80	0.31%

Total deposits	350,894	280	0.16%	322,606	262	0.16%

Note payable	1,412	28	4.00%	4,026	76	3.80%
Junior subordinated debentures	10,310	192	3.76%	10,310	169	3.30%
Other interest-bearing liabilities	6,531	2	0.06%	5,295	2	0.08%

Total interest-bearing liabilities	369,147	502	0.27%	342,237	509	0.30%

Non-interest bearing deposits	237,033			204,671
Other liabilities	6,339			6,195
Shareholders' equity	50,726			44,775

Total liabilities & equity	$663,245			$597,878

Cost of funding interest-earning assets (4)			0.16%			0.19%
Net interest income and margin (5)		$13,382	4.41%		$11,568	4.23%

(1)	Not computed on a tax-equivalent basis.
(2)	Average nonaccrual loan balances of $2.9 million for 2017 and $4.6 million for 2016 are included in average loan balances for computational purposes.
(3)	Net loan costs included in loan interest income for the six-month periods ended June 30, 2017 and 2016 were $218,000 and $329,000, respectively.
(4)	Total annualized interest expense divided by the average balance of total earning assets.
(5)	Annualized net interest income divided by the average balance of total earning assets.

The following table sets forth changes in interest income and interest expense for the six-month periods indicated and the amount of change attributable to variances in volume, rates and the combination of volume and rates based on the relative changes of volume and rates:

	2017 over 2016 change in net interest income for the six months ended June 30
	(in thousands)
	Volume (1)	Rate (2)	Mix (3)	Total

Interest-earning assets:
Loans	$1,472	$79	$(19)	$1,532
Investment securities	94	116	9	219
Interest bearing deposits	(7)	67	(4)	56

Total interest income	1,559	262	(14)	1,807

Interest-bearing liabilities:
NOW deposits	2	(1)	-	1
Money market deposits	2	-	-	2
Savings deposits	20	2	-	22
Time deposits	(6)	(1)	-	(7)
Note payable	(49)	4	(3)	(48)
Junior subordinated debentures	-	23	-	23
Other	-	-	-	-

Total interest expense	(31)	27	(3)	(7)

Net interest income	$1,590	$235	$(11)	$1,814

(1)	The volume change in net interest income represents the change in average balance multiplied by the previous year’s rate.

(2)	The rate change in net interest income represents the change in rate multiplied by the previous year’s average balance.

(3)	The mix change in net interest income represents the change in average balance multiplied by the change in rate.

Provision for loan losses.   During the six months ended June 30, 2017 and 2016 we recorded a provision for loan losses of $400 thousand. See “Analysis of Asset Quality and Allowance for Loan Losses” for further discussion of loan quality trends and the provision for loan losses.

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

Non-interest income. During the six months ended June 30, 2017, non-interest income totaled $4.4 million, an increase of $723 thousand from the six months ended June 30, 2016. The largest component of this increase was a $422 thousand increase in gains on sale of SBA loans from $892 thousand during the six months ended June 30, 2016 to $1.3 million during the current period. Proceeds from SBA loan sales totaled $22.3 million during the current period and $15.3 million during the six months ended June 30, 2016. Loans originated for sale totaled $19.7 million during the six months ended June 30, 2017 and $14.9 million during the six months ended June 30, 2016.

Service charge income increased by $208 thousand during the comparison period mostly related to an increase in interchange income on debit card transactions and an increase in service charges on deposit accounts. Loan servicing income, which increased by $34 thousand, represents servicing income received on the guaranteed portion of SBA loans sold into the secondary market. At June 30, 2017 we were servicing $110 million in guaranteed portions of loans an increase of $18 million from $92 million at June 30, 2016.

The following table describes the components of non-interest income for the six-month periods ended June 30, 2017 and 2016, dollars in thousands:

	For the Six Months
	Ended June 30
	2017	2016	Dollar Change	Percentage Change
Service charges on deposit accounts	$2,173	$1,965	$208	10.6%
Gain on sale of loans, net	1,314	892	422	47.3%
Loan servicing fees	337	303	34	11.2%
Earnings on life insurance policies	167	171	(4)	(2.3%)
Loss on sale of investments	(17)	(32)	15	46.9%
Other	456	408	48	11.8%
Total non-interest income	$4,430	$3,707	$723	19.5%

Non-interest expense. During the six months ended June 30, 2017, total non-interest expense increased by $662 thousand to $10 million mostly related to a $625 thousand increase in salary and benefit expense. The three largest components of the increase in salary and benefit expense were increases of $255 thousand in salary expense, $139 thousand in accrued bonus expense and $106 thousand in commissions. Salary expense increased to $4.4 million related to additions to staff and merit and promotion increases. Bonus expense is mostly a function of pretax income; the increase during the 2017 period is primarily related to the increase in pretax income. The increase in commission expense which is related to our SBA operations is consistent with the increase in SBA activity.

Other significant increases in non-interest expense were $48 thousand in telephone and data communication expense and $39 thousand in occupancy and equipment costs. The increase in telephone and data communication expense includes expansion of our data communication network and a change in data communication providers necessitated by the bankruptcy of our previous data communication provider. The increase in occupancy and equipment expense was primarily related to an increase in premises repairs and maintenance costs related to an extremely harsh winter.

The two largest decreases in non-interest expense were $62 thousand in deposit insurance expense and $52 thousand in professional fees. Effective July 1, 2016 the FDIC lower the rates and surcharges it charges financial institutions for deposit insurance. The decrease in professional fees was mostly related to a declines in corporate legal costs and consulting costs.

The following table describes the components of non-interest expense for the six-month periods ended June 30, 2017 and 2016, dollars in thousands:

	For the Six Months
	Ended June 30
	2017	2016	Dollar Change	Percentage Change
Salaries and employee benefits	$5,791	$5,166	$625	12.1%
Occupancy and equipment	1,423	1,384	39	2.8%
Outside service fees	1,084	1,056	28	2.7%
Professional fees	289	341	(52)	(15.2)%
Telephone and data communication	257	209	48	23.0%
Business development	185	162	23	14.2%
Advertising and shareholder relations	182	185	(3)	(1.6)%
Director compensation and retirement	157	170	(13)	(7.6)%
Armored car and courier	133	118	15	12.7%
Deposit insurance	112	174	(62)	(35.6)%
Loan and collection expenses	94	73	21	28.8%
Stationery and supplies	55	62	(7)	(11.3)%
Insurance expense	43	45	(2)	(4.4)%
Postage	23	20	3	15.0%
OREO expenses	22	7	15	214.3%
Provision from change in OREO valuation	9	9	-	-%
Gain on sale of OREO	-	4	(4)	(100)%
Other	116	128	(12)	(9.4)%
Total non-interest expense	$9,975	$9,313	$662	7.1%

Provision for income taxes. The Company recorded an income tax provision of $2.8 million, or 38.1% of pre-tax income for the six months ended June 30, 2017. This compares to an income tax provision of $2.2 million, or 38.7% of pre-tax income for the six months ended June 30, 2016. The percentages for 2017 and 2016 differ from the statutory rate as tax exempt income such as earnings on Bank owned life insurance and municipal investment income decrease the tax provision. In addition, the 2017 provision includes a $45 thousand income tax benefit related to the exercise of nonqualified stock options.

Deferred tax assets and liabilities are recognized for the tax consequences of temporary differences between the reported amount of assets and liabilities and their tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The determination of the amount of deferred income tax assets which are more likely than not to be realized is primarily dependent on projections of future earnings, which are subject to uncertainty and estimates that may change given economic conditions and other factors. The realization of deferred income tax assets is assessed and a valuation allowance is recorded if it is "more likely than not" that all or a portion of the deferred tax asset will not be realized. "More likely than not" is defined as greater than a 50% chance. All available evidence, both positive and negative is considered to determine whether, based on the weight of that evidence, a valuation allowance is needed. Based upon the analysis of available evidence, management has determined that it is "more likely than not" that all deferred income tax assets as of June 30, 2017 and December 31, 2016 will be fully realized and therefore no valuation allowance was recorded. On the consolidated balance sheet, net deferred tax assets are included in accrued interest receivable and other assets.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JUNE 30, 2017

Net Income. The Company recorded net income of $2.5 million for the three months ended June 30, 2017 up $704 thousand from net income of $1.8 million for the three months ended June 30, 2016. Increases of $1.1 million in net interest income and $327 thousand in non-interest income were partially offset by increases of $212 thousand in non-interest expense and $456 thousand in the provision for income taxes.

The following is a detail discussion of each component of the change in net income.

Net interest income before provision for loan losses. Net interest income, on a nontax-equivalent basis, was $6.9 million for the three months ended June 30, 2017 an increase of $1.1 million, or 18%, from $5.8 million for the same period in 2016. The increase in net interest income includes an increase of $1 million in interest income; the largest component of which was an increase in interest and fees on loans of $880 thousand. Net interest margin for the three months ended June 30, 2017 increased by 25 basis points from 4.26% during the second quarter of 2016 to 4.51% during the current quarter.

Interest income increased by 17%, to $7.1 million for the three months ended June 30, 2017, up from $6.1 million during the same period in 2016. Related to an increase in average loan balances and an increase in yield, interest and fees on loans increased $880 thousand to $6.4 million for the three months ended June 30, 2017 as compared to $5.5 million during the second quarter of 2016. The Company’s average loan balances were $470 million for the three months ended June 30, 2017, up $50 million, or 12%, from $420 million for the same period in 2016. The average yield on loans was 5.48% during the second quarter of 2017 up from 5.32% for same quarter in 2016. We attribute this increase in yield primarily to an increase in the prime interest rate as well as a decrease in net loan costs of $103 thousand.

Interest on investment securities increased by $130 thousand as a result of an increase in yield of 25 basis points from 1.90% during the second quarter of 2016 to 2.15% during the three months ended June 30, 2017 and an increase in average balance from $100.2 million in 2016 to $112.3 million in 2017. During the current period yield benefited from market conditions, an increase in municipal securities as a percentage of total securities and to a lesser extent a reduction in lower yielding securities of U.S. Government-sponsored agencies.

Interest expense on deposits increased by $10 thousand to $140 thousand for the three months ended June 30, 2017, up from $130 thousand during the 2016 quarter. This increase relates to an increase in average balance of Savings accounts partially offset by a decrease in the average balance of time deposits.

The largest increase in interest expense on deposits was an increase of $11 thousand in interest on savings accounts related to growth in this deposit category. Average savings balances increased from $128.5 million during the three months ended June 30, 2016 to $153.6 million during the current quarter. Plumas Bank’s savings accounts provide an attractive interest rate in the current rate environment and we have seen continued growth in savings accounts for the last few years. The average rate paid on savings accounts was 16 basis points during both periods.

Interest on time deposits declined by $3 thousand. Average time deposits declined by $3.9 million from $51.2 million during the three months ended June 30, 2016 to $47.3 million during the current quarter. We attribute much of the reduction in time deposits to the unusually low interest rate environment as we have seen a movement out of time into more liquid deposit types. The average rate paid on time deposits was 0.31% during both three month periods.

Interest expense on other interest-bearing liabilities decreased by $13 thousand from $117 thousand during the three months ended June 30, 2016 to $104 thousand during the current quarter. Interest expense on the Company’s note payable decreased by $27 thousand to $4 thousand during the three months ended June 30, 2017. This decrease was related to a decrease in average borrowings on this note from $3.2 million during the 2017 quarter to $470 thousand during the three months ended June 30, 2017. The note payable was paid off in April of 2017. Interest expense on junior subordinated debentures, which increased by $14 thousand to $99 thousand, fluctuates with changes in the 3-month London Interbank Offered Rate (LIBOR) rate.

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

	For the Three Months Ended June 30, 2017			For the Three Months Ended June 30, 2016
	Average Balance (in thousands)	Interest (in thousands)	Yield/ Rate	Average Balance (in thousands)	Interest (in thousands)	Yield/ Rate
Interest-earning assets:
Loans (1) (2) (3)	$470,451	$6,433	5.48%	$419,647	$5,553	5.32%
Investment securities (1)	112,326	603	2.15%	100,243	473	1.90%
Other	28,948	83	1.15%	30,531	51	0.67%

Total interest-earning assets	611,725	7,119	4.67%	550,421	6,077	4.44%
Cash and due from banks	18,364			16,249
Other assets	32,177			31,603

Total assets	$662,266			$598,273
Interest-bearing liabilities:
NOW deposits	$94,459	22	0.09%	$90,330	20	0.09%
Money market deposits	53,285	19	0.14%	53,262	19	0.14%
Savings deposits	153,649	63	0.16%	128,456	52	0.16%
Time deposits	47,295	36	0.31%	51,186	39	0.31%

Total deposits	348,688	140	0.16%	323,234	130	0.16%

Note payable	470	4	3.41%	3,180	31	3.92%
Junior subordinated debentures	10,310	99	3.85%	10,310	85	3.32%
Other interest-bearing liabilities	3,238	1	0.12%	4,257	1	0.09%
Total interest-bearing liabilities	362,706	244	0.27%	340,981	247	0.29%

Non-interest bearing deposits	239,261			205,890
Other liabilities	8,459			6,029
Shareholders' equity	51,840			45,373

Total liabilities & equity	$662,266			$598,273

Cost of funding interest-earning assets (4)			0.16%			0.18%
Net interest income and margin (5)		$6,875	4.51%		$5,830	4.26%

(1)	Not computed on a tax-equivalent basis.
(2)	Average nonaccrual loan balances of $3.0 million for 2017 and $4.6 million for 2016 are included in average loan balances for computational purposes.
(3)	Net loan costs included in loan interest income for the three-month periods ended June 30, 2017 and 2016 were $93,000 and $196,000, respectively.
(4)	Total annualized interest expense divided by the average balance of total earning assets.
(5)	Annualized net interest income divided by the average balance of total earning assets.

The following table sets forth changes in interest income and interest expense for the three-month periods indicated and the amount of change attributable to variances in volume, rates and the combination of volume and rates based on the relative changes of volume and rates:

	2017 over 2016 change in net interest income for the three months ended June 30
	(in thousands)
	Volume (1)	Rate (2)	Mix (3)	Total

Interest-earning assets:
Loans	$674	$170	$36	$880
Investment securities	57	64	9	130
Interest bearing deposits	(2)	36	(2)	32

Total interest income	729	270	43	1,042

Interest-bearing liabilities:
NOW deposits	1	1	-	2
Money market deposits	-	-	-	-
Savings deposits	10	1	-	11
Time deposits	(3)	-	-	(3)
Note payable	(26)	(4)	3	(27)
Junior subordinated debentures	-	14	-	14
Other	-	-	-	-

Total interest expense	(18)	12	3	(3)

Net interest income	$747	$258	$40	$1,045

(1)	The volume change in net interest income represents the change in average balance divided by the previous year’s rate.

(2)	The rate change in net interest income represents the change in rate divided by the previous year’s average balance.

(3)	The mix change in net interest income represents the change in average balance multiplied by the change in rate.

Provision for loan losses. During the three months ended June 30, 2017 and 2016 we recorded a provision for loan losses of $200 thousand. See “Analysis of Asset Quality and Allowance for Loan Losses” for a discussion of loan quality trends and the provision for loan losses.

Non-interest income. During the three months ended June 30, 2017, non-interest income totaled $2.4 million, an increase of $327 thousand from the three months ended June 30, 2016. The largest component of this increase was a $227 thousand increase in gains on sale of SBA loans from $559 thousand during the three months ended June 30, 2016 to $786 thousand during the current quarter. Proceeds from SBA loan sales totaled $13.1 million during the current quarter and $9.0 million during the 2016 quarter. Loans originated for sale totaled $8.5 million during the three months ended June 30, 2017 and $6.2 million during the three months ended June 30, 2016. Other increases included an increase in service charge income of $84 thousand and an increase in loan servicing fees of $15 thousand.

The following table describes the components of non-interest income for the three-month periods ended June 30, 2017 and 2016, dollars in thousands:

	For the Three Months
	Ended June 30
	2017	2016	Dollar Change	Percentage Change
Service charges on deposit accounts	$1,118	$1,034	$84	8.1%
Gain on sale of loans, net	786	559	227	40.6%
Loan serving fees	169	154	15	9.7%
Earnings on life insurance policies	85	85	-	-%
Other	224	223	1	0.4%
Total non-interest income	$2,382	$2,055	$327	15.9%

Non-interest expense. During the three months ended June 30, 2017, total non-interest expense increased by $212 thousand, or 5%, to $4.9 million, up from $4.7 million for the comparable period in 2016. This increase was primarily related to an increase of $306 thousand in salary and benefit expense. Salary expense increased by $112 thousand to $2.2 million related to additions to staff and merit and promotion increases. In addition, commission expense, related to our SBA operations, increased by $74 thousand consistent with the increase in SBA activity.

The increase in salary and benefit expense was partially offset by declines in other expenses the two largest of which were $62 thousand in professional fees and $38 thousand in deposit insurance expense. The decline in professional fees includes a decline in corporate legal expense of $14 thousand from $27 thousand to $13 thousand, a reduction in legal expense related to loan collection activities of $28 thousand from $39 thousand to $11 thousand and a reduction in consulting costs of $28 thousand from $45 thousand to $17 thousand. The decline in deposit insurance expense was related to a decline in rate charged by the FDIC.

The following table describes the components of non-interest expense for the three-month periods ended June 30, 2017 and 2016, dollars in thousands:

	For the Three Months
	Ended June 30,
	2017	2016	Dollar Change	Percentage Change
Salaries and employee benefits	$2,864	$2,558	$306	12.0%
Occupancy and equipment	654	677	(23)	(3.4)%
Outside service fees	552	550	2	0.4%
Professional fees	130	192	(62)	(32.3)%
Telephone and data communication	124	110	14	12.7%
Business development	111	87	24	27.6%
Advertising and shareholder relations	105	100	5	5.0%
Director compensation and retirement	77	85	(8)	(9.4)%
Armored car and courier	68	60	8	13.3%
Deposit insurance	50	88	(38)	(43.2)%
Loan and collection expenses	44	54	(10)	(18.5)%
Stationery and supplies	26	29	(3)	(10.3)%
Insurance expense	21	22	(1)	(4.5)%
Postage	11	10	1	10.0%
OREO expenses	6	(14)	20	142.9%
Gain on sale of OREO	-	4	(4)	(100.0)%
Other	49	68	(19)	(27.9)%
Total non-interest expense	$4,892	$4,680	$212	4.5%

Provision for income taxes. The Company recorded income tax expense of $1.6 million, or 39.0% of pre-tax income for the three months ended June 30, 2017. This compares to income tax expense of $1.2 million, or 38.9% of pre-tax income for the three months ended June 30, 2016. The percentages for 2017 and 2016 differ from the statutory rate as tax exempt income such as earnings on Bank owned life insurance and municipal loan and investment income decrease taxable income.

FINANCIAL CONDITION

Loan Portfolio. Loans increased by $15 million from $461 million at December 31, 2016 to $476 million at June 30, 2017. The increase in loan balances includes increases of $10.7 million in commercial real estate loans, $3.9 million in agricultural loans, $2.9 million in construction loans and $1.7 million automobile loans partially offset by declines of $2.3 in residential real estate loans and $1.9 million in commercial loans. The Company continues to manage the mix of its loan portfolio consistent with its identity as a community bank serving the financing needs of all sectors of the area it serves. Although the Company offers a broad array of financing options, it continues to concentrate its focus on small to medium sized commercial businesses. These loans offer diversification as to industries and types of businesses, thus limiting material exposure in any industry concentrations. The Company offers both fixed and floating rate loans and obtains collateral in the form of real property, business assets and deposit accounts, but looks to business and personal cash flows as its primary source of repayment.

As shown in the following table the Company's largest lending categories are commercial real estate loans, auto loans, agricultural loans, equity lines of credit and commercial loans.

(dollars in thousands)	Balance at End of Period	Percent of Loans in Each Category to Total Loans	Balance at End of Period	Percent of Loans in Each Category to Total Loans
	6/30/17	6/30/17	12/31/16	12/31/16
Commercial	$39,394	8.3%	$41,293	9.0%
Agricultural	54,974	11.5%	51,103	11.1%
Real estate – residential	18,952	4.0%	21,283	4.6%
Real estate – commercial	236,791	49.7%	226,136	49.0%
Real estate – construction & land	24,819	5.2%	21,904	4.7%
Equity Lines of Credit	42,211	8.9%	42,338	9.2%
Auto	55,255	11.6%	53,553	11.6%
Other	3,695	0.8%	3,513	0.8%
Total Gross Loans	$476,091	100%	$461,123	100%

Construction and land development loans represented 5.2% and 4.7% of the loan portfolio as of June 30, 2017 and December 31, 2016, respectively. The construction and land development portfolio component has been identified by Management as a higher-risk loan category.  The quality of the construction and land development category is highly dependent on property values both in terms of the likelihood of repayment once the property is transacted by the current owner as well as the level of collateral the Company has securing the loan in the event of default.  Loans in this category are characterized by the speculative nature of commercial and residential development properties and can include property in various stages of development from raw land to finished lots. The decline in these loans as a percentage of the Company’s loan portfolio from over 21% at December 31, 2007 to less than 6% during the last two years reflects management’s efforts, which began in 2009, to reduce its exposure to construction and land development loans.

The Company’s real estate related loans, including real estate mortgage loans, real estate construction and land development loans, consumer equity lines of credit, and agricultural loans secured by real estate comprised 73% of the total loan portfolio at June 30, 2017. Moreover, the business activities of the Company currently are focused in the California counties of Plumas, Nevada, Placer, Lassen, Modoc, Shasta, and Sierra and in Washoe County in Northern Nevada. Consequently, the results of operations and financial condition of the Company are dependent upon the general trends in these economies and, in particular, the residential and commercial real estate markets. In addition, the concentration of the Company's operations in these areas of Northeastern California and Northwestern Nevada exposes it to greater risk than other banking companies with a wider geographic base in the event of catastrophes, such as earthquakes, fires and floods in these regions.

The rates of interest charged on variable rate loans are set at specific increments in relation to the Company's lending rate or other indexes such as the published prime interest rate or U.S. Treasury rates and vary with changes in these indexes. The frequency in which variable rate loans reprice can vary from one day to several years. At June 30, 2017 and December 31, 2016, approximately 75% and 74%, respectively of the Company's loan portfolio was comprised of variable rate loans. At June 30, 2017 and December 31, 2016, 43% and 42%, respectively of the variable loans were at their respective floor rate. While real estate mortgage, commercial and consumer lending remain the foundation of the Company's historical loan mix, some changes in the mix have occurred due to the changing economic environment and the resulting change in demand for certain loan types. The most significant change has been an increase in indirect auto lending with automobile loans increasing from 2.5% of gross loans at December 31, 2011 to 11.6% of gross loans at June 30, 2017. The automobile portfolio provides diversification to the loan portfolio in terms of rate, term and balance as these loans tend to have a much shorter term and balance than commercial real-estate loans and are fixed rate. In addition, the Company remains committed to the agricultural industry in Northeastern California and will continue to pursue high quality agricultural loans. Agricultural loans include both commercial and commercial real estate loans. The Company’s agricultural loan balances totaled $55 million at June 30, 2017 and $51 million at December 31, 2016.

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

(dollars in thousands)	For the Six Months Ended June 30,		For the Year Ended December 31
	2017	2016	2016	2015	2014
Balance at beginning of period	$6,549	$6,078	$6,078	$5,451	$5,517
Charge-offs:
Commercial and agricultural	67	73	268	91	191
Real estate mortgage	-	252	292	132	1,015
Real estate construction & land	-	-	5	55	106
Consumer (includes equity LOC & Auto)	108	205	414	549	601
Total charge-offs	175	530	979	827	1,913
Recoveries:
Commercial and agricultural	19	17	53	173	89
Real estate mortgage	5	38	45	8	19
Real estate construction & land	-	329	389	-	491
Consumer (includes equity LOC & Auto)	57	98	163	173	148
Total recoveries	81	482	650	354	747
Net charge-offs	94	48	329	473	1,166
Provision for loan losses	400	400	800	1,100	1,100
Balance at end of period	$6,855	$6,430	$6,549	$6,078	$5,451
Net charge-offs during the period to average loans (annualized for the six month periods)	0.04%	0.02%	0.08%	0.12%	0.33%
Allowance for loan losses to total loans	1.44%	1.49%	1.42%	1.52%	1.47%

During the six months ended June 30, 2017 and 2016 we recorded a provision for loan losses of $400 thousand. Net charge-offs totaled $94 thousand during the six months ended June 30, 2017, an increase of $46 thousand from $48 thousand during the six months ended June 30, 2016.

The following table provides a breakdown of the allowance for loan losses at June 30, 2017 and December 31, 2016:

(dollars in thousands)	Balance at End of Period	Percent of Loans in Each Category to Total Loans	Balance at End of Period	Percent of Loans in Each Category to Total Loans
	2017	2017	2016	2016
Commercial and agricultural	$1,219	19.8%	$1,121	20.1%
Real estate mortgage	3,064	53.7%	3,020	53.6%
Real estate construction & land	1,071	5.2%	927	4.7%
Consumer (includes equity LOC & Auto)	1,501	21.3%	1,481	21.6%
Total	$6,855	100.0%	$6,549	100.0%

The allowance for loan losses totaled $6.9 million at June 30, 2017 and $6.5 million at December 31, 2016. Specific reserves related to impaired loans increased by $114 thousand to $480 thousand at June 30, 2017 from $366 thousand at December 31, 2016. At least quarterly the Company evaluates each specific reserve and if it determines that the loss represented by the specific reserve is uncollectable it records a charge-off for the uncollectable portion. General reserves were $6.4 million at June 30, 2017 and $6.2 million at December 31, 2016. The allowance for loan losses as a percentage of total loans increased slightly from 1.42% at December 31, 2016 to 1.44% at June 30, 2017. The percentage of general reserves to unimpaired loans totaled 1.35% at June 30, 2017 and 1.36% at December 31, 2016.

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

Loans restructured (TDRs) and not included in nonperforming loans in the following table totaled $2.4 million at June 30, 2017 and $2.6 million, $2.0 million, $2.0 million, $4.5 million and $5.4 million at December 31, 2016, 2015, 2014, 2013 and 2012, respectively.

The following table sets forth the amount of the Company's nonperforming assets as of the dates indicated.

	At June 30,	At December 31,
	2017	2016	2015	2014	2013
	(dollars in thousands)

Nonaccrual loans	$2,910	$2,724	$4,546	$6,625	$5,519
Loans past due 90 days or more and still accruing	-	-	-	-	17
Total nonperforming loans	2,910	2,724	4,546	6,625	5,536
Other real estate owned	844	735	1,756	3,590	6,399
Other vehicles owned	-	12	30	13	60
Total nonperforming assets	$3,754	$3,471	$6,332	$10,228	$11,995

Interest income forgone on nonaccrual loans	$89	$164	$303	$345	$280
Interest income recorded on a cash basis on nonaccrual loans	$-	$29	$-	$31	$22
Nonperforming loans to total loans	0.61%	0.59%	1.13%	1.79%	1.64%
Nonperforming assets to total assets	0.54%	0.53%	1.06%	1.90%	2.33%

Nonperforming loans at June 30, 2017 were $2.9 million, an increase of $186 thousand from the $2.7 million balance at December 31, 2016. Specific reserves on nonaccrual loans totaled $412 thousand at June 30, 2017 and $298 thousand at December 31, 2016, respectively. Performing loans past due thirty to eighty-nine days were $4.2 million at June 30, 2017 and $2.0 million at December 31, 2016. Of the $4.2 million balance at June 30, 2017 one loan represented $1.3 million. This loan was paid in full on July 12, 2017.

A substandard loan is not adequately protected by the current sound worth and paying capacity of the borrower or the value of the collateral pledged, if any. Total substandard loans decreased by $303 thousand from $3.4 million at December 31, 2016 to $3.1 million at June 30, 2017. Loans classified as watch increased by $3.7 million from $1.2 million at December 31, 2016 to $4.9 million at June 30, 2017. At June 30, 2017, $368 thousand of performing loans were classified as substandard. Further deterioration in the credit quality of individual performing substandard loans or other adverse circumstances could result in the need to place these loans on nonperforming status.

At June 30, 2017 and December 31, 2016, the Company's recorded investment in impaired loans totaled $5.3 million and $5.4 million, respectively. The specific allowance for loan losses related to impaired loans totaled $480 thousand and $366 thousand at June 30, 2017 and December 31, 2016, respectively. Additionally, $0.7 million has been charged off against the impaired loans at June 30, 2017 and December 31 2016.

It is the policy of management to make additions to the allowance for loan losses so that it remains appropriate to absorb the inherent risk of loss in the portfolio. Management believes that the allowance at June 30, 2017 is appropriate. However, the determination of the amount of the allowance is judgmental and subject to economic conditions which cannot be predicted with certainty. Accordingly, the Company cannot predict whether charge-offs of loans in excess of the allowance may occur in future periods.

OREO represents real property acquired by the Bank either through foreclosure or through a deed in lieu thereof from the borrower. Repossessed assets include vehicles and other commercial assets acquired under agreements with delinquent borrowers. OREO holdings represented six properties totaling $844 thousand at June 30, 2017 and six properties totaling $735 thousand at December 31, 2016. Nonperforming assets as a percentage of total assets were 0.54% at June 30, 2017 and 0.53% at December 31, 2016.

The following table provides a summary of the change in the number and balance of OREO properties for the six months ended June 30, 2017 and 2016, dollars in thousands:

	Six Months Ended June 30,
	#	2017	#	2016
Beginning Balance	6	$735	7	$1,756
Additions	1	193	3	1,166
Dispositions	(1)	(75)	(2)	(96)
Provision from change in OREO valuation		(9)		(9)
Ending Balance	6	$844	8	$2,817

Investment Portfolio and Federal Funds Sold. Total investment securities were $112.3 million as of June 30, 2017 and $101.6 million as of December 31, 2016. Net unrealized loss on available-for-sale investment securities totaling $354 thousand were recorded, net of $146 thousand in tax benefits, as accumulated other comprehensive loss within shareholders' equity at June 30, 2017. Net unrealized loss on available-for-sale investment securities totaling $1.7 million were recorded, net of $682 thousand in tax benefits, as accumulated other comprehensive loss within shareholders' equity at December 31, 2016.

During the six months ended June 30, 2017 the Company sold seven available-for-sale investment securities for total proceeds of $4.2 million recording a $17 thousand loss on sale. During the six months ended June 30, 2016 the Company sold fourteen available-for-sale investment securities for total proceeds of $14.6 million recording a $32 thousand loss on sale.

The investment portfolio at June 30, 2017 consisted of $80.4 million in securities of U.S. Government-sponsored agencies collateralized by residential mortgage obligations and 111 municipal securities totaling $31.9 million. The investment portfolio at December 31, 2016 consisted of $74.9 million in securities of U.S. Government-sponsored agencies collateralized by residential mortgage obligations and 99 municipal securities totaling $26.7 million.

There were no Federal funds sold at June 30, 2017 and December 31, 2016; however, the Bank maintained interest earning balances at the Federal Reserve Bank totaling $39.9 million at June 30, 2017 and $32.4 million at December 31, 2016. The balances at June 30, 2017 earn interest at the rate of 1.25%.

The Company classifies its investment securities as available-for-sale or held-to-maturity. Currently all securities are classified as available-for-sale. Securities classified as available-for-sale may be sold to implement the Company's asset/liability management strategies and in response to changes in interest rates, prepayment rates and similar factors.

Deposits. Deposits totaled $616 million at June 30, 2017, an increase of $33.8 million from $582 million at December 31, 2016. Non-interest bearing demand deposits increased by $21.7 million, NOW accounts increased by $4.7 million and savings and money market accounts increased by $10.6 million. These increases were partially offset by a decline of $3.2 million in time deposits. The Company continues to manage the mix of its deposits consistent with its identity as a community bank serving the financial needs of its customers.

The following table shows the distribution of deposits by type at June 30, 2017 and December 31, 2016.

(dollars in thousands)	Balance at End of Period	Percent of Deposits in Each Category to Total Deposits	Balance at End of Period	Percent of Deposits in Each Category to Total Deposits
	6/30/17	6/30/17	12/31/16	12/31/16
Non-interest bearing	$258,464	41.9%	$236,779	40.7%
NOW	95,961	15.6%	91,289	15.7%
Money Market	57,786	9.4%	57,208	9.8%
Savings	157,518	25.6%	147,474	25.3%
Time	46,430	7.5%	49,603	8.5%
Total Deposits	$616,159	100%	$582,353	100%

Deposits represent the Bank's primary source of funds. Deposits are primarily core deposits in that they are demand, savings and time deposits generated from local businesses and individuals. These sources are considered to be relatively stable, long-term relationships thereby enhancing steady growth of the deposit base without major fluctuations in overall deposit balances. The Company experiences, to a small degree, some seasonality with the slower growth period between November through April, and the higher growth period from May through October. In order to assist in meeting any funding demands, the Company maintains a secured borrowing arrangement with the Federal Home Loan Bank of San Francisco (FHLB). There were no brokered deposits at June 30, 2017 or December 31, 2016.

Short-term Borrowing Arrangements. The Company is a member of the FHLB and can borrow up to $186 million from the FHLB secured by commercial and residential mortgage loans with carrying values totaling $296 million. The Company is required to hold FHLB stock as a condition of membership. At June 30, 2017 and December 31, 2016, the Company held $2,685,000 and $2,438,000, respectively of FHLB stock which is recorded as a component of other assets. Based on the level of stock holdings at June 30, 2017, the Company can borrow up to $99.4 million. To borrow the full $186 million in available credit the Company would need to purchase $2.3 million in additional FHLB stock. In addition to its FHLB borrowing line, the Company has unsecured short-term borrowing agreements with three of its correspondent banks in the amounts of $20 million, $11 million and $10 million. There were no outstanding borrowings to the FHLB or the correspondent banks under these agreements at June 30, 2017 and December 31, 2016.

Note Payable and Term Loan. On October 1, 2015, the Company entered into a $5.0 million term loan (the “Term Loan”), which was scheduled to mature on October 1, 2018. On April 20, 2017 Plumas Bancorp paid off the $2,250,000 remaining balance on the Term Loan. The payment was funded through a $4 million dividend from Plumas Bank. The balance of this Term Loan was $2,375,000 at December 31, 2016.

On October 1, 2016 the Company renewed its line of credit, for a one year term, with the same lender (the “Note”). The maximum amount outstanding at any one time on the Note and the Term Loan cannot exceed $5 million. There were no balances outstanding on the Note as of June 30, 2017 or December 31, 2016. The Note bears interest at a rate of the U.S. "Prime Rate" plus one-half percent per annum and is secured by 100 shares of Plumas Bank stock representing the Company's 100% ownership interest in Plumas Bank. The Company was in compliance with all covenants under the Term Loan and the Note at June 30, 2017 and December 31, 2016.

Repurchase Agreements. In 2011 the Bank introduced a product for its larger business customers which use securities sold under agreements to repurchase as an alternative to interest-bearing deposits. The balance in this product at June 30, 2017 was $4.3 million, a decrease of $3.3 million from the December 31, 2016 balance of $7.6 million. Interest paid on this product is similar to that which is paid on the Bank’s premium money market account; however, these are not deposits and are not FDIC insured.

Junior Subordinated Deferrable Interest Debentures. Plumas Statutory Trust I and II are business trust subsidiaries formed by the Company with capital at June 30, 2017 of $323,000 and $167,000, respectively, for the sole purpose of issuing trust preferred securities fully and unconditionally guaranteed by the Company.

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

Trust I’s Subordinated Debentures mature on September 26, 2032, bear a current interest rate of 4.70% (based on 3-month LIBOR plus 3.40%), with repricing and payments due quarterly. Trust II’s Subordinated Debentures mature on September 28, 2035, bear a current interest rate of 2.73% (based on 3-month LIBOR plus 1.48%), with repricing and payments due quarterly. The interest rate of the Trust Preferred Securities issued by Trust I adjust on each quarterly anniversary date to equal the 3-month LIBOR plus 3.40%. The Trust Preferred Securities issued by Trust II adjust on each quarterly anniversary date to equal the 3-month LIBOR plus 1.48%. Both Trusts I and II have the option to defer payment of the distributions for a period of up to five years, as long as the Company is not in default on the payment of interest on the Subordinated Debentures.

Interest expense recognized by the Company for the six months ended June 30, 2017 and 2016 related to the subordinated debentures was $192 thousand and $169 thousand, respectively.

Warrant. On April 15, 2013 the Company issued a $7.5 million subordinated debenture (“subordinated debt”). The subordinated debt was issued to an unrelated third-party pursuant to a subordinated debenture purchase agreement, subordinated debenture note, and stock purchase warrant. On April 16, 2015 the Company paid off the subordinated debt. The subordinated debt had an interest rate of 7.5% per annum and a term of 8 years with no prepayment allowed during the first two years and was made in conjunction with an eight-year warrant to purchase up to 300,000 shares of the Bancorp’s common stock, no par value at an exercise price, subject to anti-dilution adjustments, of $5.25 per share. In May of 2016 the Company repurchased a portion of the warrant, representing the right to purchase 150,000 shares of the registrant’s common stock at a cost of $862 thousand. The remaining warrant represented the right to purchase 150,000 shares of Plumas Bancorp common stock at an exercise price of $5.25 per share was scheduled to expire on April 15, 2021. In May, 2017 the warrant was exercised in a cashless exercise resulting in the issuance of 108,111 common shares.

Capital Resources

Shareholders’ equity increased by $4.9 million from $48.0 million at December 31, 2016 to $52.9 million at June 30, 2017. The $4.9 million increase was related to earnings during the six months of $4.6 million, a decline in the unrealized loss on investment securities of $0.8 million and $0.2 million representing stock option activity. These items were partially offset by a $0.14 per share semi-annual cash dividend totaling $0.7 million paid on May 15, 2017.

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

The following table sets forth the Bank's actual capital amounts and ratios (dollar amounts in thousands):

			Amount of Capital Required
					To be Well-Capitalized
			For Capital		Under Prompt
	Actual		Adequacy Purposes		Corrective Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
June 30, 2017
Common Equity Tier 1 Ratio	$61,205	11.8%	$23,435	4.5%	$33,850	6.5%
Tier 1 Leverage Ratio	61,205	9.2%	26,479	4.0%	33,098	5.0%
Tier 1 Risk-Based Capital Ratio	61,205	11.8%	31,246	6.0%	41,661	8.0%
Total Risk-Based Capital Ratio	67,721	13.0%	41,661	8.0%	52,077	10.0%

December 31, 2016
Common Equity Tier 1 Ratio	$60,521	12.1%	$22,597	4.5%	$32,641	6.5%
Tier 1 Leverage Ratio	60,521	9.2%	26,353	4.0%	32,941	5.0%
Tier 1 Risk-Based Capital Ratio	60,521	12.1%	30,130	6.0%	40,173	8.0%
Total Risk-Based Capital Ratio	66,804	13.3%	40,173	8.0%	50,217	10.0%

Management believes that Plumas Bank currently meets all its capital adequacy requirements.

The current and projected capital positions of the Bank and the impact of capital plans and long-term strategies are reviewed regularly by management. The Company policy is to maintain the Bank’s ratios above the prescribed well-capitalized ratios at all times.

Off-Balance Sheet Arrangements

Loan Commitments. In the normal course of business, there are various commitments outstanding to extend credits that are not reflected in the financial statements. Commitments to extend credit and letters of credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Annual review of commercial credit lines, letters of credit and ongoing monitoring of outstanding balances reduces the risk of loss associated with these commitments. As of June 30, 2017, the Company had $93.6 million in unfunded loan commitments and $100 thousand in letters of credit. This compares to $93.7 million in unfunded loan commitments and $625 thousand in letters of credit at December 31, 2016. Of the $93.6 million in unfunded loan commitments, $51 million and $42 million represented commitments to commercial and consumer customers, respectively. Of the total unfunded commitments at June 30, 2017, $49 million were secured by real estate, of which $17 million was secured by commercial real estate and $32 million was secured by residential real estate in the form of equity lines of credit. The commercial loan commitments not secured by real estate primarily represent business lines of credit, while the consumer loan commitments not secured by real estate primarily represent revolving credit card lines and overdraft protection lines. Since some of the commitments are expected to expire without being drawn upon the total commitment amounts do not necessarily represent future cash requirements.

Operating Leases. The Company leases two depository branches and four lending offices and two non-branch automated teller machine locations. Total rental expenses under all operating leases were $165 thousand and $152 thousand during the six months ended June 30, 2017 and 2016, respectively. The expiration dates of the leases vary, with the first such lease expiring during 2017 and the last such lease expiring during 2021.

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

The Company is a member of the FHLB and can borrow up to $186 million from the FHLB secured by commercial and residential mortgage loans with carrying values totaling $296 million. See “Short-term Borrowing Arrangements” for additional information on our FHLB borrowing capacity. In addition to its FHLB borrowing line, the Company has unsecured short-term borrowing agreements with three of its correspondent banks in the amounts of $20 million, $11 million and $10 million. There were no outstanding borrowings under the FHLB or the correspondent bank borrowing lines at June 30, 2017 or December 31, 2016.

Customer deposits are the Company’s primary source of funds. Deposits totaled $616 million at June 30, 2017, an increase of $33.8 million from $582 million at December 31, 2016. Deposits are held in various forms with varying maturities. The Company’s securities portfolio, Federal funds sold, FHLB advances, and cash and due from banks serve as the primary sources of liquidity, providing adequate funding for loans during periods of high loan demand. During periods of decreased lending, funds obtained from the maturing or sale of investments, loan payments, and new deposits are invested in short-term earning assets, such as cash held at the FRB, Federal funds sold and investment securities, to serve as a source of funding for future loan growth. Management believes that the Company’s available sources of funds, including borrowings, will provide adequate liquidity for its operations in the foreseeable future.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a smaller reporting company we are not required to provide the information required by this item.

ITEM 4. CONTROLS AND PROCEDURES

The Company's Chief Executive Officer and Chief Financial Officer, based on their evaluation of the Company's disclosure controls and procedures as of the end of the Company’s fiscal quarter ended June 30, 2017 (as defined in Exchange Act Rule 13a—15(e), have concluded that the Company's disclosure controls and procedures are adequate and effective for purposes of Rule 13a—15(e) in timely alerting them to material information relating to the Company required to be included in the Company's filings with the SEC under the Securities Exchange Act of 1934.

There were no changes in internal control over financial reporting during the fiscal quarter ended June 30, 2017 that have materially affected, or are reasonably likely to materially affect, the registrant's internal control over financial reporting.

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

10.2	Split Dollar Agreement of Andrew J. Ryback dated August 23, 2005, is included as Exhibit 10.2 to the Registrant’s 8-K filed on October 17, 2005, which is incorporated by this reference herein.

10.4	Stock Purchase Warrant dated April 15, 2013, is included as Exhibit 10.4 to the Registrant’s 10-Q filed on May 10, 2013, which is incorporated by this reference herein.

10.6	Promissory Note Dated October 24, 2013, is included as Exhibit 10.6 to the Registrant’s 10-Q filed on November 7, 2013, which is incorporated by this reference herein.

10.8	Director Retirement Agreement of John Flournoy dated March 21, 2007, is included as Exhibit 10.8 to Registrant’s 10-Q for March 31, 2007, which is incorporated by this reference herein.

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

31.1*	Rule 13a-14(a) [Section 302] Certification of Principal Financial Officer dated August 2, 2017.

31.2*	Rule 13a-14(a) [Section 302] Certification of Principal Executive Officer dated August 2, 2017.

32.1*	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 dated August 2, 2017.

32.2*	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 dated August 2, 2017.

101.INS*	XBRL Instance Document.

101.SCH*	XBRL Taxonomy Schema.

101.CAL*	XBRL Taxonomy Calculation Linkbase.

101.DEF*	XBRL Taxonomy Definition Linkbase.

101.LAB*	XBRL Taxonomy Label Linkbase.

101.PRE*	XBRL Taxonomy Presentation Linkbase.

*	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PLUMAS BANCORP (Registrant)
Date: August 2, 2017
/s/ Richard L. Belstock
Richard L. Belstock Chief Financial Officer

/s/ Andrew J. Ryback
Andrew J. Ryback Director, President and Chief Executive Officer