Form 10-Q
period 2017-09-30
PLUMAS BANCORP
filed 2017-11-08
CIK 1168455

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2017

☐	TRANSITION REPORT UNDER SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM __________ TO ___________

COMMISSION FILE NUMBER: 000-49883

PLUMAS BANCORP

(Exact Name of Registrant as Specified in Its Charter)

California	75-2987096
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

35 S. Lindan Avenue, Quincy, California	95971
(Address of Principal Executive Offices)	(Zip Code)

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

Large Accelerated Filer	☐	Accelerated Filer	☐
Non-Accelerated File (Do not check if a smaller reporting company)	☐	Smaller Reporting Company	☒
Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐  No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of November 3, 2017. 5,062,772 shares

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

PLUMAS BANCORP

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands, except share data)

	September 30, 2017	December 31, 2016

Assets
Cash and cash equivalents	$101,531	$62,646
Investment securities available for sale	116,522	101,595
Loans, less allowance for loan losses of $6,822 at September 30, 2017 and $6,549 at December 31, 2016	474,717	456,580
Real estate acquired through foreclosure	828	735
Premises and equipment, net	11,270	11,768
Bank owned life insurance	12,781	12,528
Accrued interest receivable and other assets	13,399	12,123
Total assets	$731,048	$657,975

Liabilities and Shareholders’ Equity

Deposits:
Non-interest bearing	$275,353	$236,779
Interest bearing	374,497	345,574
Total deposits	649,850	582,353
Repurchase agreements	8,719	7,547
Note payable	-	2,375
Accrued interest payable and other liabilities	6,613	7,396
Junior subordinated deferrable interest debentures	10,310	10,310
Total liabilities	675,492	609,981
Commitments and contingencies (Note 5)

Shareholders’ equity:
Common stock, no par value; 22,500,000 shares authorized; issued and outstanding – 5,053,172 shares at September 30, 2017 and 4,896,875 at December 31, 2016	6,350	5,918
Retained earnings	49,332	43,048
Accumulated other comprehensive loss, net	(126)	(972)
Total shareholders’ equity	55,556	47,994
Total liabilities and shareholders’ equity	$731,048	$657,975

See notes to unaudited condensed consolidated financial statements.

PLUMAS BANCORP

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(In thousands, except per share data)

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2017	2016	2017	2016
Interest Income:
Interest and fees on loans	$6,560	$5,850	$19,101	$16,859
Interest on investment securities	618	462	1,782	1,407
Other	223	68	402	191
Total interest income	7,401	6,380	21,285	18,457
Interest Expense:
Interest on deposits	149	135	429	397
Interest on note payable	-	31	28	108
Interest on junior subordinated deferrable interest debentures	103	87	295	255
Other	1	1	4	3
Total interest expense	253	254	756	763
Net interest income before provision for loan losses	7,148	6,126	20,529	17,694
Provision for Loan Losses	200	200	600	600
Net interest income after provision for loan losses	6,948	5,926	19,929	17,094
Non-Interest Income:
Service charges	1,138	1,027	3,311	2,992
Gain on sale of loans	557	505	1,870	1,397
Loss on sale of investments	-	-	(17)	(32)
Other	488	461	1,449	1,344
Total non-interest income	2,183	1,993	6,613	5,701
Non-Interest Expenses:
Salaries and employee benefits	2,822	2,547	8,613	7,713
Occupancy and equipment	713	779	2,136	2,163
Other	1,597	1,383	4,357	4,147
Total non-interest expenses	5,132	4,709	15,106	14,023
Income before provision for income taxes	3,999	3,210	11,436	8,772
Provision for Income Taxes	1,551	1,253	4,383	3,405
Net income	$2,448	$1,957	$7,053	$5,367

Basic earnings per share	$0.48	$0.40	$1.41	$1.11
Diluted earnings per share	$0.47	$0.39	$1.36	$1.06

See notes to unaudited condensed consolidated financial statements.

PLUMAS BANCORP

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

(In thousands)

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2017	2016	2017	2016

Net income	$2,448	$1,957	$7,053	$5,367
Other comprehensive income:
Change in net unrealized gain/loss	139	(229)	1,422	1,843
Less: reclassification adjustments for net losses included in net income	-	-	17	32
Net unrealized holding gains/losses	139	(229)	1,439	1,875
Related tax effect:
Change in net unrealized gain/loss	(57)	95	(586)	(761)
Reclassification of net losses included in net income	-	-	(7)	(13)
Income tax effect	(57)	95	(593)	(774)
Other comprehensive income (loss)	82	(134)	846	1,101
Total comprehensive income	$2,530	$1,823	$7,899	$6,468

See notes to unaudited condensed consolidated financial statements.

PLUMAS BANCORP

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	For the Nine Months
	Ended September 30,
	2017	2016
Cash Flows from Operating Activities:
Net income	$7,053	$5,367
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	600	600
Change in deferred loan origination costs/fees, net	(636)	(326)
Depreciation and amortization	775	808
Stock-based compensation expense	122	86
Loss on sale of investments	17	32
Amortization of investment security premiums	451	487
Gain on sale of OREO and other vehicles	(15)	(21)
Gain on sale of loans held for sale	(1,870)	(1,397)
Loans originated for sale	(27,236)	(22,173)
Proceeds from loan sales	31,435	23,722
Provision from change in OREO valuation	106	9
Earnings on bank-owned life insurance	(253)	(256)
(Increase) decrease in accrued interest receivable and other assets	(1,081)	764
Decrease in accrued interest payable and other liabilities	(783)	(243)
Net cash provided by operating activities	8,685	7,459

Cash Flows from Investing Activities:
Proceeds from principal repayments from available-for-sale government-sponsored mortgage-backed securities	9,387	9,842
Proceeds from matured and called available-for-sale investment securities	-	2,000
Purchases of available-for-sale securities	(27,811)	(28,986)
Proceeds from sale of available-for-sale securities	4,221	14,589
Net increase in loans	(21,454)	(47,764)
Proceeds from sale of OREO	83	392
Proceeds from sale of other vehicles	171	249
Purchase of premises and equipment	(226)	(461)
Net cash used in investing activities	(35,629)	(50,139)

Continued on next page.

PLUMAS BANCORP

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

(Continued)

	For the Nine Months
	Ended September 30,
	2017	2016
Cash Flows from Financing Activities:
Net increase in demand, interest bearing and savings deposits	$70,314	$56,818
Net decrease in time deposits	(2,817)	(2,673)
Principal payment on note payable	(2,375)	(2,375)
Net increase in securities sold under agreements to repurchase	1,172	495
Repurchase of common stock warrant	-	(862)
Cash dividends paid on common stock	(691)	-
Proceeds from exercise of stock options	226	130
Net cash provided by financing activities	65,829	51,533
Increase in cash and cash equivalents	38,885	8,853

Cash and Cash Equivalents at Beginning of Year	62,646	68,195
Cash and Cash Equivalents at End of Period	$101,531	$77,048

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:
Interest expense	$757	$764
Income taxes	$5,220	$3,638

Non-Cash Investing Activities:
Real estate and vehicles acquired through foreclosure	$475	$1,383

Non-Cash Financing Activities:
Common stock retired in connection with the exercise of stock options	$10	$15
Common stock issued in connection with the cashless exercise of stock warrant	$787	$-

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

2. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The condensed consolidated financial statements include the accounts of the Company and the accounts of its wholly-owned subsidiary, Plumas Bank. Plumas Statutory Trust I and Plumas Statutory Trust II are not consolidated into the Company’s consolidated financial statements and, accordingly, are accounted for under the equity method. In the opinion of management, the unaudited condensed consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the Company’s financial position at September 30, 2017 and the results of its operations and its cash flows for the three-month and nine-month periods ended September 30, 2017 and 2016. Our condensed consolidated balance sheet at December 31, 2016 is derived from audited financial statements. Certain reclassifications have been made to prior period’s balances to conform to classifications used in 2017.

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

These interim financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's 2016 Annual Report to Shareholders on Form 10-K. The results of operations for the three-month and nine-month periods ended September 30, 2017 may not necessarily be indicative of future operating results. In preparing such financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the balance sheet and revenues and expenses for the periods reported. Actual results could differ significantly from those estimates.

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

3.   INVESTMENT SECURITIES AVAILABLE FOR SALE

The amortized cost and estimated fair value of investment securities at September 30, 2017 and December 31, 2016 consisted of the following, in thousands:

Available-for-Sale	September 30, 2017
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Debt securities:
U.S. Government-sponsored agencies collateralized by mortgage obligations- residential	$84,810	$111	$(729)	$84,192
Obligations of states and political subdivisions	31,927	518	(115)	32,330
	$116,737	$629	$(844)	$116,522

Net unrealized loss on available-for-sale investment securities totaling $215,000 were recorded, net of $89,000 in tax benefit, as accumulated other comprehensive loss within shareholders' equity at September 30, 2017. During the nine months ended September 30, 2017 the Company sold seven available-for-sale investment securities for total proceeds of $4,221,000 recording a $17,000 loss on sale. The Company realized a gain on sale from four of these securities totaling $4,000 and a loss on sale on three securities of $21,000. No securities were sold during the three months ended September 30, 2017.

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

There were no transfers of available-for-sale investment securities during the nine months ended September 30, 2017 and twelve months ended December 31, 2016. There were no securities classified as held-to-maturity at September 30, 2017 or December 31, 2016.

Investment securities with unrealized losses at September 30, 2017 and December 31, 2016 are summarized and classified according to the duration of the loss period as follows, in thousands:

September 30, 2017	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
Debt securities:
U.S. Government agencies collateralized by mortgage obligations-residential	$56,380	$582	$4,066	$147	$60,446	$729
Obligations of states and political subdivisions	6,046	103	254	12	6,300	115
	$62,426	$685	$4,320	$159	$66,746	$844

December 31, 2016	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
Debt securities:
U.S. Government agencies collateralized by mortgage obligations-residential	$68,338	$1,237	$2,043	$70	$70,381	$1,307
Obligations of states and political subdivisions	18,052	447	-	-	18,052	447
	$86,390	$1,684	$2,043	$70	$88,433	$1,754

At September 30, 2017, the Company held 184 securities of which 75 were in a loss position. Of the 184 securities 72 are U.S. Government-sponsored agencies collateralized by residential mortgage obligations and 112 were obligations of states and political subdivisions. The unrealized losses relate principally to market rate conditions. All of the securities continue to pay as scheduled. When analyzing an issuer’s financial condition, management considers the length of time and extent to which the market value has been less than cost; the historical and implied volatility of the security; the financial condition of the issuer of the security; and the Company’s intent and ability to hold the security to recovery. As of September 30, 2017, management does not have the intent to sell these securities nor does it believe it is more likely than not that it will be required to sell these securities before the recovery of its amortized cost basis. Based on the Company’s evaluation of the above and other relevant factors, the Company does not believe the securities that are in an unrealized loss position as of September 30, 2017 are other than temporarily impaired.

The amortized cost and estimated fair value of investment securities at September 30, 2017 by contractual maturity are shown below, in thousands.

	Amortized Cost	Estimated Fair Value
Within one year	$-	$-
After one year through five years	3,859	3,923
After five years through ten years	16,406	16,684
After ten years	11,662	11,723
Investment securities not due at a single maturity date:
Government-sponsored mortgage-backed securities	84,810	84,192
	$116,737	$116,522

Expected maturities will differ from contractual maturities because the issuers of the securities may have the right to call or prepay obligations with or without call or prepayment penalties. Investment securities with amortized costs totaling $71,985,000 and $73,331,000 and estimated fair values totaling $71,422,000 and $72,112,000 at September 30, 2017 and December 31, 2016, respectively, were pledged to secure deposits and repurchase agreements.

4. LOANS AND THE ALLOWANCE FOR LOAN LOSSES

Outstanding loans are summarized below, in thousands:

	September 30,	December 31,
	2017	2016

Commercial	$40,211	$41,293
Agricultural	58,105	51,103
Real estate – residential	17,810	21,283
Real estate – commercial	236,913	226,136
Real estate – construction and land development	23,175	21,904
Equity lines of credit	41,926	42,338
Auto	57,446	53,553
Other	3,697	3,513
	479,283	461,123
Deferred loan costs, net	2,256	2,006
Allowance for loan losses	(6,822)	(6,549)
Loans, net	$474,717	$456,580

Changes in the allowance for loan losses, in thousands, were as follows:

	September 30,	December 31,
	2017	2016

Balance, beginning of year	$6,549	$6,078
Provision charged to operations	600	800
Losses charged to allowance	(514)	(979)
Recoveries	187	650
Balance, end of period	$6,822	$6,549

The recorded investment in impaired loans totaled $5,677,000 and $5,442,000 at September 30, 2017 and December 31, 2016, respectively. The Company had specific allowances for loan losses of $463,000 on impaired loans of $1,769,000 at September 30, 2017 as compared to specific allowances for loan losses of $366,000 on impaired loans of $1,534,000 at December 31, 2016. The balance of impaired loans in which no specific reserves were required totaled $3,908,000 at September 30, 2017 and December 31, 2016. The average recorded investment in impaired loans for the nine months ended September 30, 2017 and September 30, 2016 was $4,982,000 and $5,398,000, respectively. The Company recognized $100,000 and $105,000 in interest income for impaired loans during the nine months ended September 30, 2017 and 2016, respectively. No interest was recognized on nonaccrual loans accounted for on a cash basis during the nine months ended September 30, 2017 and 2016.

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

The carrying value of troubled debt restructurings at September 30, 2017 and December 31, 2016 was $4,078,000 and $4,616,000, respectively. The Company has allocated $323,000 and $342,000 of specific reserves on loans to customers whose loan terms have been modified in troubled debt restructurings as of September 30, 2017 and December 31, 2016, respectively. The Company has not committed to lend additional amounts on loans classified as troubled debt restructurings at September 30, 2017 and December 31, 2016. There were no troubled debt restructurings that occurred during the nine months ending September 30, 2017 or September 30, 2016. There were no troubled debt restructurings for which there was a payment default within twelve months following the modification during the nine months ended September 30, 2017 and 2016, respectively.

At September 30, 2017 and December 31, 2016, nonaccrual loans totaled $3,798,000 and $2,724,000, respectively. Interest foregone on nonaccrual loans totaled $141,000 and $157,000 for the nine months ended September 30, 2017 and 2016, respectively. Interest foregone on nonaccrual loans totaled $52,000 and $51,000 for the three months ended September 30, 2017 and 2016, respectively. There were no loans past due 90 days or more and on accrual status at September 30, 2017 and December 31, 2016.

Salaries and employee benefits totaling $1,393,000 and $1,437,000 have been deferred as loan origination costs during the nine months ended September 30, 2017 and 2016, respectively. Salaries and employee benefits totaling $457,000 and $495,000 have been deferred as loan origination costs during the three months ended September 30, 2017 and 2016, respectively.

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

Loss – Loans classified as loss are considered uncollectible and charged off immediately.

The following table shows the loan portfolio allocated by management's internal risk ratings at the dates indicated, in thousands:

September 30, 2017	Commercial Credit Exposure
	Credit Risk Profile by Internally Assigned Grade
Grade:	Commercial	Agricultural	Real Estate- Residential	Real Estate- Commercial	Real Estate- Construction	Equity LOC	Total
Pass	$39,240	$54,718	$16,974	$235,101	$22,512	$41,366	$409,911
Watch	420	3,387	126	302	-	-	4,235
Substandard	551	-	710	1,510	663	560	3,994
Doubtful	-	-	-	-	-	-	-
Total	$40,211	$58,105	$17,810	$236,913	$23,175	$41,926	$418,140

December 31, 2016	Commercial Credit Exposure
	Credit Risk Profile by Internally Assigned Grade
Grade:	Commercial	Agricultural	Real Estate- Residential	Real Estate- Commercial	Real Estate- Construction	Equity LOC	Total
Pass	$40,459	$50,790	$21,125	$223,854	$21,201	$41,983	$399,412
Watch	565	280	-	400	-	-	1,245
Substandard	269	33	158	1,882	703	355	3,400
Doubtful	-	-	-	-	-	-	-
Total	$41,293	$51,103	$21,283	$226,136	$21,904	$42,338	$404,057

	Consumer Credit Exposure			Consumer Credit Exposure
	Credit Risk Profile Based on Payment Activity			Credit Risk Profile Based on Payment Activity
	September 30, 2017			December 31, 2016
	Auto	Other	Total	Auto	Other	Total
Grade:
Performing	$57,162	$3,681	$60,843	$53,474	$3,511	$56,985
Non-performing	284	16	300	79	2	81
Total	$57,446	$3,697	$61,143	$53,553	$3,513	$57,066

The following tables show the allocation of the allowance for loan losses at the dates indicated, in thousands:

Nine months ended 9/30/17:	Commercial	Agricultural	Real Estate- Residential	Real Estate- Commercial	Real Estate- Construction	Equity LOC	Auto	Other	Total
Allowance for Loan Losses
Beginning balance	$655	$466	$280	$2,740	$927	$575	$815	$91	$6,549
Charge-offs	(179)	-	-	-	-	(5)	(295)	(35)	(514)
Recoveries	46	-	3	4	-	3	123	8	187
Provision	108	95	(47)	39	64	77	233	31	600
Ending balance	$630	$561	$236	$2,783	$991	$650	$876	$95	$6,822
Three months ended 9/30/17:
Allowance for Loan Losses
Beginning balance	$705	$514	$252	$2,812	$1,071	$561	$845	$95	$6,855
Charge-offs	(112)	-	-	-	-	(5)	(205)	(17)	(339)
Recoveries	27	-	1	1	-	1	73	3	106
Provision	10	47	(17)	(30)	(80)	93	163	14	200
Ending balance	$630	$561	$236	$2,783	$991	$650	$876	$95	$6,822
Nine months ended 9/30/16:
Allowance for Loan Losses
Beginning balance	$639	$294	$341	$2,525	$874	$528	$784	$93	$6,078
Charge-offs	(200)	-	-	(252)	(5)	(23)	(222)	(55)	(757)
Recoveries	23	-	39	3	359	2	106	24	556
Provision	225	177	(82)	341	(333)	70	171	31	600
Ending balance	$687	$471	$298	$2,617	$895	$577	$839	$93	$6,477
Three months ended 9/30/16:
Allowance for Loan Losses
Beginning balance	$835	$416	$322	$2,465	$883	$573	$841	95	$6,430
Charge-offs	(127)	-	-	-	(5)	-	(64)	(31)	(227)
Recoveries	6	-	3	1	30	1	24	9	74
Provision	(27)	55	(27)	151	(13)	3	38	20	200
Ending balance	$687	$471	$298	$2,617	$895	$577	$839	$93	$6,477
September 30, 2017:
Allowance for Loan Losses
Ending balance: individually evaluated for impairment	$2	$-	$50	$74	$219	$118	$-	$-	$463
Ending balance: collectively evaluated for impairment	$628	$561	$186	$2,709	$772	$532	$876	$95	$6,359
Loans
Ending balance	$40,211	$58,105	$17,810	$236,913	$23,175	$41,926	$57,446	$3,697	$479,283
Ending balance: individually evaluated for impairment	$71	$255	$1,367	$2,336	$788	$560	$284	$16	$5,677
Ending balance: collectively evaluated for impairment	$40,140	$57,850	$16,443	$234,577	$22,387	$41,366	$57,162	$3,681	$473,606
December 31, 2016:
Allowance for Loan Losses
Ending balance: individually evaluated for impairment	$2	$-	53	81	$206	$24	$-	$-	$366
Ending balance: collectively evaluated for impairment	$653	$466	$227	2,659	$721	$551	$815	$91	$6,183
Loans
Ending balance	$41,293	$51,103	$21,283	226,136	$21,904	$42,338	$53,553	$3,513	$461,123
Ending balance: individually evaluated for impairment	$16	$258	$1,615	2,323	$833	$326	$69	$2	$5,442
Ending balance: collectively evaluated for impairment	$41,277	$50,845	$19,668	223,813	$21,071	$42,012	$53,484	$3,511	$455,681

The following table shows an aging analysis of the loan portfolio by the time past due, in thousands:

September 30, 2017	30-89 Days	90 Days and Still		Total Past Due and
	Past Due	Accruing	Nonaccrual	Nonaccrual	Current	Total

Commercial	$407	$-	$56	$463	$39,748	$40,211
Agricultural	932	-	-	932	57,173	58,105
Real estate – residential	-	-	710	710	17,100	17,810
Real estate – commercial	766	-	1,510	2,276	234,637	236,913
Real estate – construction & land	-	-	663	663	22,512	23,175
Equity Lines of Credit	176	-	559	735	41,191	41,926
Auto	750	-	284	1,034	56,412	57,446
Other	22	-	16	38	3,659	3,697
Total	$3,053	$-	$3,798	$6,851	$472,432	$479,283

December 31, 2016	30-89 Days	90 Days and Still		Total Past Due and
	Past Due	Accruing	Nonaccrual	Nonaccrual	Current	Total

Commercial	$77	$-	$-	$77	$41,216	$41,293
Agricultural	-	-	-	-	51,103	51,103
Real estate – residential	179	-	145	324	20,959	21,283
Real estate – commercial	519	-	1,479	1,998	224,138	226,136
Real estate – construction & land	10	-	703	713	21,191	21,904
Equity Lines of Credit	276	-	326	602	41,736	42,338
Auto	919	-	69	988	52,565	53,553
Other	23	-	2	25	3,488	3,513
Total	$2,003	$-	$2,724	$4,727	$456,396	$461,123

The following tables show information related to impaired loans at the dates indicated, in thousands:

		Unpaid		Average	Interest
	Recorded	Principal	Related	Recorded	Income
As of September 30, 2017:	Investment	Balance	Allowance	Investment	Recognized
With no related allowance recorded:
Commercial	$56	$56		$6	$-
Agricultural	255	255		256	14
Real estate – residential	1,129	1,139		1,072	30
Real estate – commercial	1,811	2,250		1,667	44
Real estate – construction & land	148	148		164	-
Equity Lines of Credit	209	209		212	-
Auto	284	284		95	-
Other	16	16		1	-
With an allowance recorded:
Commercial	$15	$15	$2	$15	$1
Agricultural	-	-	-	-	-
Real estate – residential	238	238	50	240	5
Real estate – commercial	525	733	74	529	-
Real estate – construction & land	640	640	219	658	6
Equity Lines of Credit	351	351	118	67	-
Auto	-	-	-	-	-
Other	-	-	-	-	-
Total:
Commercial	$71	$71	$2	$21	$1
Agricultural	255	255	-	256	14
Real estate – residential	1,367	1,377	50	1,312	35
Real estate – commercial	2,336	2,983	74	2,196	44
Real estate – construction & land	788	788	219	822	6
Equity Lines of Credit	560	560	118	279	-
Auto	284	284	-	95	-
Other	16	16	-	1	-
Total	$5,677	$6,334	$463	$4,982	$100

		Unpaid		Average	Interest
	Recorded	Principal	Related	Recorded	Income
As of December 31, 2016:	Investment	Balance	Allowance	Investment	Recognized

With no related allowance recorded:
Commercial	$-	$-		$-	$-
Agricultural	258	258		259	19
Real estate – residential	1,373	1,385		1,291	77
Real estate – commercial	1,789	2,227		1,589	33
Real estate – construction & land	198	198		210	-
Equity Lines of Credit	219	219		121	-
Auto	69	69		46	-
Other	2	2		-	-
With an allowance recorded:
Commercial	$16	$16	$2	$16	$1
Agricultural	-	-	-	-	-
Real estate – residential	242	242	53	243	11
Real estate – commercial	534	742	81	534	-
Real estate – construction & land	635	635	206	658	8
Equity Lines of Credit	107	107	24	110	-
Auto	-	-	-	-	-
Other	-	-	-	-	-
Total:
Commercial	$16	$16	$2	$16	$1
Agricultural	258	258	-	259	19
Real estate – residential	1,615	1,627	53	1,534	88
Real estate – commercial	2,323	2,969	81	2,123	33
Real estate – construction & land	833	833	206	868	8
Equity Lines of Credit	326	326	24	231	-
Auto	69	69	-	46	-
Other	2	2	-	-	-
Total	$5,442	$6,100	$366	$5,077	$149

5. COMMITMENTS AND CONTINGENCIES

The Company is party to claims and legal proceedings arising in the ordinary course of business. In the opinion of the Company’s management, the amount of ultimate liability with respect to such proceedings will not have a material adverse effect on the financial condition or result of operations of the Company taken as a whole.

In the normal course of business, there are various outstanding commitments to extend credit, which are not reflected in the financial statements, including loan commitments of $107.7 million and $93.7 million and stand-by letters of credit of $465 thousand and $625 thousand at September 30, 2017 and December 31, 2016, respectively.

Of the loan commitments outstanding at September 30, 2017, $23,245,000 are real estate construction loan commitments that are expected to fund within the next twelve months. The remaining commitments primarily relate to revolving lines of credit or other commercial loans, and many of these are expected to expire without being drawn upon. Therefore, the total commitments do not necessarily represent future cash requirements. Each loan commitment and the amount and type of collateral obtained, if any, are evaluated on an individual basis. Collateral held varies, but may include real property, bank deposits, debt or equity securities or business assets.

Stand-by letters of credit are conditional commitments written to guarantee the performance of a customer to a third party. These guarantees are primarily related to the purchases of inventory by commercial customers and are typically short-term in nature. Credit risk is similar to that involved in extending loan commitments to customers and accordingly, evaluation and collateral requirements similar to those for loan commitments are used. The deferred liability related to the Company’s stand-by letters of credit was not significant at September 30, 2017 or December 31, 2016.

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

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
(In thousands, except per share data)	2017	2016	2017	2016
Net Income:
Net income	$2,448	$1,957	$7,053	$5,367
Earnings Per Share:
Basic earnings per share	$0.48	$0.40	$1.41	$1.11
Diluted earnings per share	$0.47	$0.39	$1.36	$1.06
Weighted Average Number of Shares Outstanding:
Basic shares	5,048	4,868	4,987	4,856
Diluted shares	5,192	5,035	5,181	5,052

Shares of common stock issuable under stock options and warrants for which the exercise prices were greater than the average market prices were not included in the computation of diluted earnings per share due to their antidilutive effect.  Stock options and warrants not included in the computation of diluted earnings per share, due to shares not being in-the-money and having an antidilutive effect, were approximately 0 and 108,000 for the three month periods ended September 30, 2017 and 2016, respectively. Stock options and warrants not included in the computation of diluted earnings per share, due to shares not being in-the-money and having an antidilutive effect, were approximately 0 and 108,000 for the nine month periods ended September 30, 2017 and 2016, respectively.

7. STOCK-BASED COMPENSATION

Stock Options

In 2001, the Company established a Stock Option Plan for which 58,093 shares of common stock remain reserved for issuance to employees and directors and no shares are available for future grants as of September 30, 2017.

As of September 30, 2017, all remaining shares in this plan have vested and no compensation cost remains unrecognized. No options vested during the nine months ended September 30, 2017 and 2016.

A summary of the activity within the 2001 Stock Option Plan follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term in Years	Intrinsic Value

Options outstanding at January 1, 2017	81,893	$2.95
Options exercised	(23,800)	2.95
Options outstanding at September 30, 2017	58,093	$2.95	1.5	$1,043,000
Options exercisable at September 30, 2017	58,093	$2.95	1.5	$1,043,000

In May 2013, the Company established the 2013 Stock Option Plan for which 466,200 shares of common stock are reserved and 298,400 shares are available for future grants as of September 30, 2017. The Plan requires that the option price may not be less than the fair market value of the stock at the date the option is granted, and that the stock must be paid in full at the time the option is exercised. Payment in full for the option price must be made in cash, with Company common stock previously acquired by the optionee and held by the optionee for a period of at least nine months, in options of the Optionee that are fully vested and exercisable or in any combination of the foregoing. The options expire on dates determined by the Board of Directors, but not later than ten years from the date of grant.

A summary of the activity within the 2013 Stock Option Plan follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term in Years	Intrinsic Value
Options outstanding at January 1, 2017	192,800	$7.60
Options exercised	(25,000)	6.65
Options outstanding at September 30, 2017	167,800	$7.74	5.6	$2,208,000
Options exercisable at September 30, 2017	68,000	$7.11	5.2	$938,000
Expected to vest after September 30, 2017	88,922	$8.18	6.0	$1,131,000

No options were granted during the nine months ended September 30, 2017. During the nine months ended September 30, 2016 the Company granted options to purchase 108,000 shares of common stock. The fair value of each option was estimated on the date of grant using the following assumptions:

2016
Expected life of stock options (in years)	5.1
Risk free interest rate	1.52%
Volatility	53.6%
Dividend yields	2.00%
Weighted-average fair value of options granted during the nine months ended September 30, 2016	$3.55

As of September 30, 2017, there was $252,000 of total unrecognized compensation cost related to non-vested, share-based compensation arrangements granted under the 2013 Plan. That cost is expected to be recognized over a weighted average period of 2.0 years. The total fair value of options vested was $161,000 and $76,000 for nine months ended September 30, 2017 and 2016.

Compensation cost related to stock options recognized in operating results under the stock option plans was $122,000 and $86,000 for the nine months ended September 30, 2017 and 2016, respectively. The associated income tax benefit recognized was $11,000 for the nine months ended September 30, 2017 and $10,000 for the nine months ended September 30, 2016. Compensation cost related to stock options recognized in operating results under the stock option plans was $35,000 and $31,000 for the three months ended September 30, 2017 and 2016, respectively. The associated income tax benefit recognized was $2,000 for the three months ended September 30, 2017 and $4,000 for the three months ended September 30, 2016.

Cash received from option exercises under the two stock option plans for the nine months ended September 30, 2017 and 2016 were $226,000 and $128,000, respectively. The total intrinsic value of options at time of exercise for the two plans was $674,000 and $229,000 for the nine months ended September 30, 2017 and 2016, respectively. The tax benefit realized for the tax deductions from option exercise for the two plans totaled $52,000 and $1,000 for the nine months ended September 30, 2017 and 2016, respectively.

The Company determines the fair value of options on the date of grant using a Black-Scholes-Merton option pricing model that uses assumptions based on expected option life, expected stock volatility and the risk-free interest rate. The expected volatility assumptions used by the Company are based on the historical volatility of the Company’s common stock over the most recent period commensurate with the estimated expected life of the Company’s stock options. The Company bases its expected life assumption on its historical experience and on the terms and conditions of the stock options it grants to employees. The risk-free rate is based on the U.S. Treasury yield curve for the periods within the contractual life of the options in effect at the time of the grant. The Company recognizes adjustments to compensation expense related to forfeitures as they occur.

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

When tax returns are filed, it is highly certain that some positions taken would be sustained upon examination by the taxing authorities, while others are subject to uncertainty about the merits of the position taken or the amount of the position that would be ultimately sustained. The benefit of a tax position is recognized in the financial statements in the period during which, based on all available evidence, management believes it is more likely than not that the position will be sustained upon examination, including the resolution of appeals or litigation processes, if any.  Tax positions taken are not offset or aggregated with other positions. Tax positions that meet the more-likely-than-not recognition threshold are measured as the largest amount of tax benefit that is more than 50 percent likely of being realized upon settlement with the applicable taxing authority. The portion of the benefits associated with tax positions taken that exceeds the amount measured as described above is reflected as a liability for unrecognized tax benefits in the accompanying balance sheet along with any associated interest and penalties that would be payable to the taxing authorities upon examination. Interest expense and penalties associated with unrecognized tax benefits, if any, are classified as income tax expense in the consolidated income statement. There have been no significant changes to unrecognized tax benefits or accrued interest and penalties for the nine months ended September 30, 2017.

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

Fair Value of Financial Instruments

The carrying amounts and estimated fair values of financial instruments, at September 30, 2017 and December 31, 2016 are as follows, in thousands:

		Fair Value Measurements at September 30, 2017 Using:
Financial assets:	Carrying Value	Level 1	Level 2	Level 3	Total Fair Value
Cash and cash equivalents	$101,531	$101,531			$101,531
Investment securities	116,522		$116,522		116,522
Loans, net	474,717			$480,998	480,998
FHLB stock	2,685				N/A
Accrued interest receivable	2,317	58	395	1,864	2,317
Financial liabilities:
Deposits	649,850	603,065	46,797		649,862
Repurchase agreements	8,719		8,719		8,719
Junior subordinated deferrable interest debentures	10,310			7,744	7,744
Accrued interest payable	58	10	35	13	58

		Fair Value Measurements at December 31, 2016 Using:
Financial assets:	Carrying Value	Level 1	Level 2	Level 3	Total Fair Value
Cash and cash equivalents	$62,646	$62,646			$62,646
Investment securities	101,595		$101,595		101,595
Loans, net	456,580			$459,618	459,618
FHLB stock	2,438				N/A
Accrued interest receivable	2,312	7	398	1,907	2,312
Financial liabilities:
Deposits	582,353	532,750	49,586		582,336
Repurchase agreements	7,547		7,547		7,547
Note payable	2,375			2,375	2,375
Junior subordinated deferrable interest debentures	10,310			7,762	7,762
Accrued interest payable	59	9	36	14	59

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

The following tables present information about the Company’s assets and liabilities measured at fair value on a recurring and non-recurring basis as of September 30, 2017 and December 31, 2016, and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value:

Assets and liabilities measured at fair value on a recurring basis at September 30, 2017 are summarized below, in thousands:

		Fair Value Measurements at September 30, 2017 Using
	Total Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
U.S. Government-sponsored agencies collateralized by mortgage obligations- residential	$84,192		$84,192
Obligations of states and political subdivisions	32,330		32,330
	$116,522	$-	$116,522	$-

Assets and liabilities measured at fair value on a recurring basis at December 31, 2016 are summarized below, in thousands:

		Fair Value Measurements at December 31, 2016 Using
	Total Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
U.S. Government-sponsored agencies collateralized by mortgage obligations- residential	$74,911		$74,911
Obligations of states and political subdivisions	26,684		26,684
	$101,595	$-	$101,595	$-

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

Assets and liabilities measured at fair value on a non-recurring basis at September 30, 2017 are summarized below, in thousands:

		Fair Value Measurements at September 30, 2017 Using
	Total Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Gains (Losses) Nine Months Ended September 30, 2017
Assets:
Impaired loans:
Real estate – commercial	$451	$-	$-	$451	$7
Equity lines of credit	313			313	(115)
Total impaired loans	764	-	-	764	(108)
Other real estate:
Real estate – residential	-			-	(2)
Real estate – commercial	192			192	(9)
Real estate – construction and land development	546			546	(95)
Equity lines of credit	90			90	-
Total other real estate	828	-	-	828	(106)
	$1,592	$-	$-	$1,592	$(214)

Assets and liabilities measured at fair value on a non-recurring basis at December 31, 2016 are summarized below, in thousands:

		Fair Value Measurements at December 31, 2016 Using
	Total Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Gains (Losses) Nine Months Ended September 30, 2016
Assets:
Impaired loans:
Real estate – commercial	$453			$453	$(83)
Real estate – construction and land development	-			-	(1)
Equity lines of credit	83			83	4
Total impaired loans	536	-	-	536	(80)
Other real estate:
Real estate – residential	10			10	-
Real estate – commercial	84			84	(9)
Real estate – construction and land development	641			641	-
Total other real estate	735	-	-	735	(9)
	$1,271	$-	$-	$1,271	$(89)

The Company has no liabilities which are reported at fair value.

 The following methods were used to estimate fair value.

Collateral-Dependent Impaired Loans: The Bank does not record loans at fair value on a recurring basis. However, from time to time, fair value adjustments are recorded on these loans to reflect partial write-downs, through charge-offs or specific reserve allowances, that are based on fair value estimates of the underlying collateral. The fair value estimates for collateral-dependent impaired loans are generally based on recent real estate appraisals or broker opinions, obtained from independent third parties, which are frequently adjusted by management to reflect current conditions and estimated selling costs (Level 3).   Net losses of $108,000 and $80,000 represent impairment charges recognized during the nine months ended September 30, 2017 and 2016, respectively, related to the above impaired loans.

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

The following table presents quantitative information about Level 3 fair value measurements for financial instruments measured at fair value on a non-recurring basis at September 30, 2017 and December 31, 2016 (dollars in thousands):

Description	Fair Value 9/30/2017	Fair Value 12/31/2016	Valuation Technique	Significant Unobservable Input	Range (Weighted Average) 9/30/2017				Range (Weighted Average) 12/31/2016
Impaired Loans:

RE – Commercial	$451	$453	Third Party appraisals	Management Adjustments to Reflect Current Conditions and Selling Costs			12%	(12%)			12%	(12%)

Equity Lines of Credit	$313	$83	Third Party appraisals	Management Adjustments to Reflect Current Conditions and Selling Costs	8%	-	10%	(9%)			8%	(8%)

Other Real Estate:

RE – Residential	$-	$10	Third Party appraisals	Management Adjustments to Reflect Current Conditions and Selling Costs				N/A			48%	(48%)

RE – Commercial	$192	$84	Third Party appraisals	Management Adjustments to Reflect Current Conditions and Selling Costs			16%	(16%)			40%	(40%)

Land and Construction	$546	$641	Third Party appraisals	Management Adjustments to Reflect Current Conditions and Selling Costs			10%	(10%)	10%	-	36%	(33%)
Equity	$90	$-	Third Party appraisals	Management Adjustments to Reflect Current Conditions and Selling Costs			10%	(10%)				N/A

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

This update was originally effective for annual reporting periods beginning on or after December 15, 2016 and interim periods therein and requires expanded disclosures. In July 2015 the FASB issued a deferral of ASU 2014-09 of one year making it effective for annual reporting periods beginning on or after December 15, 2017 while also providing for early adoption but not before the original effective date. Since the guidance does not apply to revenue associated with financial instruments, including loans and securities that are accounted for under other GAAP, the Company does not expect the new guidance to have a material impact on revenue most closely associated with financial instruments, including interest income. The Company has performed a preliminary evaluation of the provisions of ASU No. 2014-09. Based on this evaluation, the Company has determined that ASU No. 2014-09 is not expected to have a material impact on the Company’s Consolidated Financial Statements; however, the Company will continue to closely monitor developments and additional guidance. The Company plans to adopt ASU No. 2014-09 on January 1, 2018 utilizing the modified retrospective approach.

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

INTRODUCTION

The following discussion and analysis sets forth certain statistical information relating to the Company as of September 30, 2017 and December 31, 2016 and for the nine and three month periods ended September 30, 2017 and 2016. This discussion should be read in conjunction with the condensed consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q and the consolidated financial statements and notes thereto included in Plumas Bancorp’s Annual Report filed on Form 10-K for the year ended December 31, 2016.

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

OVERVIEW - NINE MONTHS ENDED SEPTEMBER 30, 2017

Net income increased by $1.7 million from $5.4 million during the nine months ended September 30, 2016 to $7.1 million during the current nine month period. Earnings benefited from increases of $2.8 million in net interest income and $912 thousand in non-interest income. Partially offsetting these increases in revenues were increases in non-interest expense of $1.1 million and income tax expense of $978 thousand. Diluted earnings per share increased to $1.36 for the nine months ended September 30, 2017 up from $1.06 during the nine months ended September 30, 2016.

Total assets at September 30, 2017 were $731 million, an increase of $73.1 million from December 31, 2016. Loan growth totaled $18.1 million with gross loans increasing by $18.2 million from $461 million at December 31, 2016 to $479 million at September 30, 2017. Cash and cash equivalents increased by $38.9 million from $62.6 million at December 31, 2016 to $101.5 million at September 30, 2017. Investment securities increased by $14.9 million to $116.5 million.

Deposits totaled $649.9 million at September 30, 2017, an increase of $67.5 million from $582.4 million at December 31, 2016. Increases included $38.6 million in non-interest bearing demand deposits, $24.4 million in savings and money market accounts and $7.3 million in NOW accounts. Time deposits declined by $2.8 million. The Company continues to manage the mix of its deposits consistent with its identity as a community bank serving the financial needs of its customers.

The annualized return on average assets was 1.39% for the nine months ended September 30, 2017 up from 1.18% for the nine months ended September 30, 2016. The annualized return on average equity increased from 15.7% during the first nine months of 2016 to 18.1% during the current nine month period.

The following is a detailed discussion of each component affecting change in net income and the composition of our balance sheet.

RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2017

Net interest income before provision for loan losses. Net interest income, on a nontax-equivalent basis, for the nine months ended September 30, 2017 was $20.5 million, an increase of $2.8 million from the $17.7 million earned during the same period in 2016. The increase in net interest income includes an increase of $2.8 million in interest income and a decline of $7 thousand in interest expense. Mostly related to a 13 basis points increase in the average yield on interest–earning assets, net interest margin increased to 4.37%, up from 4.22% for the same period in 2016.

Interest income increased by 15% to $21.3 million for the nine months ended September 30, 2017, up from $18.5 million during the same period in 2016. Related mostly to an increase in average loan balances, interest and fees on loans increased by $2.2 million to $19.1 million for the nine months ended September 30, 2017; compared to $16.9 million during the first nine months of 2016. The Company’s average loan balances were $469 million during the nine months ended September 30, 2017, up $49 million, or 12%, from $420 million during the same period in 2016.

The following table compares loan balances by type at September 30, 2017 and 2016.

(dollars in thousands)	Balance at End of Period	Percent of Loans in Each Category Total Loans	Balance at End of Period	Percent of Loans in Each Category Total Loans
	09/30/17	09/30/17	09/30/16	09/30/16
Commercial	$40,211	8.4%	$41,942	9.4%
Agricultural	58,105	12.1%	49,046	11.0%
Real estate – residential	17,810	3.7%	22,987	5.1%
Real estate – commercial	236,913	49.4%	215,166	48.2%
Real estate – construction	23,175	4.8%	18,952	4.2%
Equity Lines of Credit	41,926	8.8%	41,743	9.3%
Auto	57,446	12.0%	53,464	12.0%
Other	3,697	0.8%	3,613	0.8%
Total Gross Loans	$479,283	100%	$446,913	100%

The average rate earned on the Company’s loan balances increased by 9 basis point to 5.45% during the first nine months of 2017 compared to 5.36% during the first nine months of 2016. We attribute this increase in yield to an increase in the prime interest rate and a decrease in net loan costs of $159 thousand. Loan pricing continues to be extremely competitive in our service area.

Interest on investment securities increased by $375 thousand as a result of an increase in yield of 26 basis points from 1.89% during the first nine months of 2016 to 2.15% during the nine months ended September 30, 2017 and an increase in the average balance in investment securities from $99.3 million during the first nine months of 2016 to $110.9 million during the nine months ended September 30, 2017. During the current period yield benefited from market conditions, an increase in municipal securities as a percentage of total securities and the maturity and payments on lower earning securities. At September 30, 2016 municipal securities totaled $25.3 million or 25% of the investment portfolio compared to $32.3 million or 28% of the portfolio at September 30, 2017. Interest earned on other interest earning assets increased by $211 thousand to $402 thousand during the nine months ended September 30, 2017 related to an increase in yield of 48 basis points from 0.63% during the nine months ended September 30, 2016 to 1.11% during the current nine month period and an increase in average balance from $40.7 million during the 2016 period to $48.2 million during the nine months ended September 30, 2017. Interest on other earning assets mostly represents interest on balances held at the Federal Reserve Bank of San Francisco and the increase in yield is attributable to the increase in the fed funds rate during the comparable periods.

Interest expense on deposits increased by $32 thousand, or 8%, to $429 thousand for the nine months ended September 30, 2017, up from $397 thousand during the 2016 period. This increase mostly relates to an increase in the average balance of Savings accounts partially offset by decreases in the average balance on time deposits.

The largest increase in interest expense on deposits was a $34 thousand increase in interest on savings accounts related to growth in this deposit category. Average savings balances increased from $129.9 million during the nine months ended September 30, 2016 to $155.5 million during the current nine month period. Plumas Bank’s savings accounts provide an attractive interest rate, in the current rate environment, and we have seen continued growth in savings accounts for the last few years. The average rate paid on savings accounts was 16 basis points during the 2016 period and 17 basis points during the nine months ended September 30, 2017.

Interest on time deposits declined by $10 thousand. Average time deposits declined by $3.6 million from $51.2 million during the nine months ended September 30, 2016 to $47.6 million during the current period. We attribute much of the reduction in time deposit to the unusually low interest rate environment as we have seen a movement out of time into more liquid deposit types. The average rate paid on time deposits was 0.31% during both nine month periods.

Interest expense on other interest-bearing liabilities decreased by $39 thousand from $366 thousand during the nine months ended September 30, 2016 to $327 thousand during the current nine month period. Interest expense on the Company’s note payable deceased by $80 thousand to $28 thousand during the nine months ended September 30, 2017. This decrease was related to a decrease in average borrowings on this note from $3.6 million during the 2016 period to $936 thousand during the nine months ended September 30, 2017. The note payable was paid off in April of 2017. Interest expense on junior subordinated debentures, which increased by $40 thousand to $295 thousand, fluctuates with changes in the 3-month London Interbank Offered Rate (LIBOR) rate.

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

	For the Nine Months Ended September 30, 2017			For the Nine Months Ended September 30, 2016
	Average Balance (in thousands)	Interest (in thousands)	Yield/ Rate	Average Balance (in thousands)	Interest (in thousands)	Yield/ Rate

Interest-earning assets:
Loans (1) (2) (3)	$468,731	$19,101	5.45%	$420,020	$16,859	5.36%
Investment securities (1)	110,944	1,782	2.15%	99,324	1,407	1.89%
Interest-bearing deposits	48,218	402	1.11%	40,730	191	0.63%

Total interest-earning assets	627,893	21,285	4.53%	560,074	18,457	4.40%
Cash and due from banks	18,994			16,866
Other assets	32,723			32,634

Total assets	$679,610			$609,574

Interest-bearing liabilities:
NOW deposits	$95,791	66	0.09%	$91,678	63	0.09%
Money market deposits	57,303	62	0.14%	53,280	57	0.14%
Savings deposits	155,521	192	0.17%	129,929	158	0.16%
Time deposits	47,619	109	0.31%	51,176	119	0.31%

Total deposits	356,234	429	0.16%	326,063	397	0.16%

Note payable	936	28	4.00%	3,555	108	4.06%
Junior subordinated debentures	10,310	295	3.83%	10,310	255	3.30%
Other interest-bearing liabilities	6,733	4	0.08%	5,656	3	0.07%

Total interest-bearing liabilities	374,213	756	0.27%	345,584	763	0.29%

Non-interest bearing deposits	246,923			211,995
Other liabilities	6,326			6,227
Shareholders' equity	52,148			45,768

Total liabilities & equity	$679,610			$609,574

Cost of funding interest-earning assets (4)			0.16%			0.18%
Net interest income and margin (5)		$20,529	4.37%		$17,694	4.22%

(1)	Not computed on a tax-equivalent basis.
(2)	Average nonaccrual loan balances of $3.1 million for 2017 and $4.0 million for 2016 are included in average loan balances for computational purposes.
(3)	Net loan costs included in loan interest income for the nine-month periods ended September 30, 2017 and 2016 were $350,000 and $509,000, respectively.
(4)	Total annualized interest expense divided by the average balance of total earning assets.
(5)	Annualized net interest income divided by the average balance of total earning assets.

The following table sets forth changes in interest income and interest expense for the nine-month periods indicated and the amount of change attributable to variances in volume, rates and the combination of volume and rates based on the relative changes of volume and rates:

	2017 over 2016 change in net interest income for the nine months ended September 30
	(in thousands)
	Volume (1)	Rate (2)	Mix (3)	Total

Interest-earning assets:
Loans	$1,953	$277	$12	$2,242
Investment securities	164	191	20	375
Interest bearing deposits	35	148	28	211

Total interest income	2,152	616	60	2,828

Interest-bearing liabilities:
NOW deposits	2	1	-	3
Money market deposits	4	2	(1)	5
Savings deposits	31	5	(2)	34
Time deposits	(8)	(2)	-	(10)
Note payable	(79)	(1)	-	(80)
Junior subordinated debentures	-	40	-	40
Other	1	-	-	1

Total interest expense	(49)	45	(3)	(7)

Net interest income	$2,201	$571	$63	$2,835

(1)	The volume change in net interest income represents the change in average balance multiplied by the previous year’s rate.
(2)	The rate change in net interest income represents the change in rate multiplied by the previous year’s average balance.
(3)	The mix change in net interest income represents the change in average balance multiplied by the change in rate.

Provision for loan losses.   During the nine months ended September 30, 2017 and 2016 we recorded a provision for loan losses of $600 thousand. See “Analysis of Asset Quality and Allowance for Loan Losses” for further discussion of loan quality trends and the provision for loan losses.

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

Non-interest income. During the nine months ended September 30, 2017, non-interest income totaled $6.6 million, an increase of $912 thousand from the nine months ended September 30, 2016. The largest component of this increase was a $473 thousand increase in gains on sale of SBA loans from $1.4 million during the nine months ended September 30, 2016 to $1.9 million during the current period. Proceeds from SBA loan sales totaled $31.4 million during the current period and $23.7 million during the nine months ended September 30, 2016. Loans originated for sale totaled $27.2 million during the nine months ended September 30, 2017 and $22.2 million during the nine months ended September 30, 2016. In addition, service charge income increased by $319 thousand during the comparison period mostly related to an increase in interchange income on debit card transactions, an increase in overdraft income and an increase in service charges on deposit accounts. Loan servicing income, which increased by $62 thousand, represents servicing income received on the guaranteed portion of SBA loans sold into the secondary market. At September 30, 2017 we were servicing $114 million in guaranteed portions of loans an increase of $19 million from $95 million at September 30, 2016.

The following table describes the components of non-interest income for the nine-month periods ended September 30, 2017 and 2016, dollars in thousands:

	For the Nine Months
	Ended September 30
	2017	2016	Dollar Change	Percentage Change
Service charges on deposit accounts	$3,311	$2,992	$319	10.7%
Gain on sale of loans, net	1,870	1,397	473	33.9%
Loan servicing fees	526	464	62	13.4%
Earnings on life insurance policies	253	256	(3)	(1.2)%
Loss on sale of investments	(17)	(32)	15	46.9%
Other	670	624	46	7.4%
Total non-interest income	$6,613	$5,701	$912	16.0%

Non-interest expense. During the nine months ended September 30, 2017 non-interest expense increased by $1.1 million to $15.1 million. The largest component of this increase was a $900 thousand increase in salary and benefit expense. The three largest components of the increase in salary and benefit expense were increases of $355 thousand in salary expense, $189 thousand in accrued bonus expense and $163 thousand in commissions. Salary expense increased to $6.5 million related to additions to staff and merit and promotion increases. Bonus expense is mostly a function of pretax income; the increase during the 2017 period is directly related to the increase in pretax income. The increase in commission expense which is related to our SBA operations is consistent with the increase in SBA activity.

Other significant increases in non-interest expense were $97 thousand in the provision from change in OREO valuation, $79 thousand in outside service fees, and $60 thousand in OREO Costs.

OREO represents real property taken by the Bank either through foreclosure or through a deed in lieu thereof from the borrower. When other real estate is acquired, any excess of the Bank’s recorded investment in the loan balance and accrued interest income over the estimated fair market value of the property less costs to sell is charged against the allowance for loan losses. A valuation allowance for losses on other real estate is maintained to provide for temporary declines in value. The allowance is established through a provision for subsequent losses on other real estate which is included in other expenses. Subsequent gains or losses on sales or from impairment are recorded as incurred. The provision from change in OREO valuation increased from $9 thousand during the nine months ended September 30, 2016 to $106 thousand during the current period. The increase in the provision from changes in OREO valuation was related to a $95 thousand write-down, based on a recent appraisal, on the Company’s largest OREO property.

Outside service fees increased by $79 thousand to $1.6 million during the nine months ended September 30, 2017. This increase included an increase in expenses related to the generation of interchange income consistent with the increase interchange income and an increase in expense related to the outsourced operations of the Company’s computer network. OREO costs increased from a credit of $13 thousand during the nine months ended September 30, 2016 to $47 thousand during the current nine month. OREO costs in 2016 were abnormally low, benefiting from a reimbursement of previously incurred costs and $54 thousand in rental income on a new OREO property.

The largest decrease in non-interest expense was $43 thousand in deposit insurance expense. Effective July 1, 2016 the FDIC lowered the rates and surcharges it charges financial institutions for deposit insurance.

The following table describes the components of non-interest expense for the nine-month periods ended September 30, 2017 and 2016, dollars in thousands:

	For the Nine Months
	Ended September 30
	2017	2016	Dollar Change	Percentage Change
Salaries and employee benefits	$8,613	$7,713	$900	11.7%
Occupancy and equipment	2,136	2,163	(27)	(1.2%)
Outside service fees	1,643	1,564	79	5.1%
Professional fees	469	488	(19)	(3.9%)
Telephone and data communication	379	337	42	12.5%
Business development	284	248	36	14.5%
Advertising and shareholder relations	282	316	(34)	(10.8%)
Director compensation and retirement	240	252	(12)	(4.8)%
Armored car and courier	207	184	23	12.5%
Deposit insurance	184	227	(43)	(18.9%)
Loan and collection expenses	143	130	13	10.0%
Provision from change in OREO valuation	106	9	97	1,077.8%
Stationery and supplies	88	90	(2)	(2.2%)
Insurance expense	60	60	-	-%
OREO costs	47	(13)	60	461.5%
Postage	34	29	5	17.2%
Loss on sale of OREO	-	4	(4)	(100.0%)
Other	191	222	(31)	(14.0%)
Total non-interest expense	$15,106	$14,023	$1,083	7.7%

Provision for income taxes. The Company recorded an income tax provision of $4.4 million, or 38.3% of pre-tax income for the nine months ended September 30, 2017. This compares to an income tax provision of $3.4 million, or 38.8% of pre-tax income for the nine months ended September 30, 2016. The percentages for 2017 and 2016 differ from the statutory rate as tax exempt income such as earnings on Bank owned life insurance and municipal investment income decrease the tax provision. In addition, the 2017 provision includes a $52 thousand income tax benefit related to the exercise of nonqualified stock options.

Deferred tax assets and liabilities are recognized for the tax consequences of temporary differences between the reported amount of assets and liabilities and their tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The determination of the amount of deferred income tax assets which are more likely than not to be realized is primarily dependent on projections of future earnings, which are subject to uncertainty and estimates that may change given economic conditions and other factors. The realization of deferred income tax assets is assessed and a valuation allowance is recorded if it is "more likely than not" that all or a portion of the deferred tax asset will not be realized. "More likely than not" is defined as greater than a 50% chance. All available evidence, both positive and negative is considered to determine whether, based on the weight of that evidence, a valuation allowance is needed. Based upon the analysis of available evidence, management has determined that it is "more likely than not" that all deferred income tax assets as of September 30, 2017 and December 31, 2016 will be fully realized and therefore no valuation allowance was recorded. On the consolidated balance sheet, net deferred tax assets are included in accrued interest receivable and other assets.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2017

Net Income. The Company recorded net income of $2.4 million for the three months ended September 30, 2017 up $491 thousand from net income of $2.0 million for the three months ended September 30, 2016. Increases of $1 million in net interest income and $190 thousand in non-interest income were partially offset by increases of $423 thousand in non-interest expense and $298 thousand in the provision for income taxes.

The following is a detail discussion of each component of the change in net income.

Net interest income before provision for loan losses. Net interest income, on a nontax-equivalent basis, was $7.1 million for the three months ended September 30, 2017 an increase of $1 million, or 17%, from $6.1 million for the same period in 2016. The increase in net interest income includes an increase of $1 million in interest income and a decline of $1 thousand in interest expense. Net interest margin for the three months ended September 30, 2017 was 4.31% an increase of 11 basis points from 4.20% during the three months ended September 30, 2016.

Interest income increased by 16%, to $7.4 million for the three months ended September 30, 2017, up from $6.4 million during the same period in 2016. Related mainly to an increase in average loan balances, interest and fees on loans increased $710 thousand to $6.6 million for the three months ended September 30, 2017 as compared to $5.9 million during the third quarter of 2016. The Company’s average loan balances were $474 million for the three months ended September 30, 2017, up $36 million, or 8%, from $438 million for the same period in 2016.

The average yield on loans was 5.49% during the third quarter of 2017 up from 5.32% for same quarter in 2016. We attribute this increase in yield to an increase in the prime interest rate and a decrease in net loan costs of $47 thousand. Loan pricing continues to be extremely competitive in our service area.

Interest on investment securities increased by $156 thousand as a result of an increase in yield of 29 basis points from 1.85% during the third quarter of 2016 to 2.14% during the three months ended September 30, 2017 and an increase in the average balance in investment securities from $99.5 million during three months ended September 30, 2016 to $114.5 million during the 2017 quarter. Similar to the nine month comparison we attribute this increase to an increase in municipal securities to total securities and market conditions.

Interest expense on deposits increased by $14 thousand to $149 thousand for the three months ended September 30, 2017. The largest component of this increase was a $12 thousand increase in interest on savings accounts mostly related to growth in this deposit category. Average savings balances increased from $133.5 million during the three months ended September 30, 2016 to $161.2 million during the current quarter. Plumas Bank’s savings accounts provide an attractive interest rate, in the current rate environment, and we have seen continued growth in savings accounts for the last few years. The average rate paid on savings accounts was 16 basis points during both quarters.

Interest expense on other interest-bearing liabilities decreased by $15 thousand from $119 thousand during the three months ended September 30, 2016 to $104 thousand during the current quarter. Interest expense on the Company’s note payable deceased by $31 thousand as the note payable was paid off in April of 2017. Interest expense on junior subordinated debentures, which increased by $16 thousand to $103 thousand, fluctuates with changes in the 3-month London Interbank Offered Rate (LIBOR) rate.

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

	For the Three Months Ended September 30, 2017			For the Three Months Ended September 30, 2016
	Average Balance (in thousands)	Interest (in thousands)	Yield/ Rate	Average Balance (in thousands)	Interest (in thousands)	Yield/ Rate
Interest-earning assets:
Loans (1) (2) (3)	$473,799	$6,560	5.49%	$437,818	$5,850	5.32%
Investment securities (1)	114,511	618	2.14%	99,470	462	1.85%
Other	69,810	223	1.27%	43,282	68	0.63%

Total interest-earning assets	658,120	7,401	4.46%	580,570	6,380	4.37%
Cash and due from banks	20,268			18,578
Other assets	33,419			33,562

Total assets	$711,807			$632,710

Interest-bearing liabilities:
NOW deposits	$97,255	23	0.09%	$93,412	21	0.09%
Money market deposits	61,265	22	0.14%	55,464	20	0.14%
Savings deposits	161,238	67	0.16%	133,543	55	0.16%
Time deposits	46,982	37	0.31%	50,480	39	0.31%

Total deposits	366,740	149	0.16%	332,899	135	0.16%

Note payable	-	-	-%	2,622	31	4.70%
Junior subordinated debentures	10,310	103	3.96%	10,310	87	3.36%
Other interest-bearing liabilities	7,129	1	0.06%	6,371	1	0.06%

Total interest-bearing liabilities	384,179	253	0.26%	352,202	254	0.29%

Non-interest bearing deposits	266,382			226,484
Other liabilities	6,323			6,292
Shareholders' equity	54,923			47,732

Total liabilities & equity	$711,807			$632,710

Cost of funding interest-earning assets (4)			0.15%			0.17%
Net interest income and margin (5)		$7,148	4.31%		$6,126	4.20%

(1)	Not computed on a tax-equivalent basis.
(2)	Average nonaccrual loan balances of $3.5 million for 2017 and $2.9 million for 2016 are included in average loan balances for computational purposes.
(3)	Net loan costs included in loan interest income for the three-month periods ended September 30, 2017 and 2016 were $133,000 and $180,000, respectively.
(4)	Total annualized interest expense divided by the average balance of total earning assets.
(5)	Annualized net interest income divided by the average balance of total earning assets.

The following table sets forth changes in interest income and interest expense for the three-month periods indicated and the amount of change attributable to variances in volume, rates and the combination of volume and rates based on the relative changes of volume and rates:

	2017 over 2016 change in net interest income for the three months ended September 30
	(in thousands)
	Volume (1)	Rate (2)	Mix (3)	Total

Interest-earning assets:
Loans	$482	$191	$37	$710
Investment securities	70	73	13	156
Interest bearing deposits	42	70	43	155

Total interest income	594	334	93	1,021

Interest-bearing liabilities:
NOW deposits	1	1	-	2
Money market deposits	2	-	-	2
Savings deposits	11	1	-	12
Time deposits	(2)	-	-	(2)
Note payable	(31)	-	-	(31)
Junior subordinated debentures	-	16	-	16
Other	-	-	-	-

Total interest expense	(19)	18	-	(1)

Net interest income	$613	$316	$93	$1,022

(1)	The volume change in net interest income represents the change in average balance divided by the previous year’s rate.
(2)	The rate change in net interest income represents the change in rate divided by the previous year’s average balance.
(3)	The mix change in net interest income represents the change in average balance multiplied by the change in rate.

Provision for loan losses. During the three months ended September 30, 2017 and 2016 we recorded a provision for loan losses of $200 thousand. See “Analysis of Asset Quality and Allowance for Loan Losses” for a discussion of loan quality trends and the provision for loan losses.

Non-interest income. During the three months ended September 30, 2017, non-interest income totaled $2.2 million, an increase of $190 thousand from the three months ended September 30, 2016. The largest component of this increase was a $111 thousand increase in service charge income primarily related to an increase in interchange income on debit card transactions, an increase in overdraft income and an increase in service charges on deposit accounts. In addition, gains on sale of SBA loans increased by $52 thousand from $505 thousand during the three months ended September 30, 2016 to $557 thousand during the current quarter.

The following table describes the components of non-interest income for the three-month periods ended September 30, 2017 and 2016, dollars in thousands:

	For the Three Months
	Ended September 30
	2017	2016	Dollar Change	Percentage Change
Service charges on deposit accounts	$1,138	$1,027	$111	10.8%
Gain on sale of loans, net	557	505	52	10.3%
Loan serving fees	188	161	27	16.8%
Earnings on life insurance policies	85	85	-	-%
Other	215	215	-	-%
Total non-interest income	$2,183	$1,993	$190	9.5%

Non-interest expense. During the three months ended September 30, 2017, total non-interest expense increased by $423 thousand, or 9%, to $5.1 million, up from $4.7 million for the comparable period in 2016. This increase was primarily related to an increase of $275 thousand in salary and benefit expense. Salary expense increased by $99 thousand to $2.2 million related to additions to staff and merit and promotion increases. In addition, commission expense, related to our SBA operations, increased by $56 thousand consistent with the increase in SBA activity and accrued bonus expense increased by $50 thousand.

Other significant increases in non-interest expense included $97 thousand in the provision for change in OREO valuation, $51 thousand in outside service fees and $45 thousand in OREO costs. The increase in the provision from changes in OREO valuation was related to a $95 thousand write-down, based on a recent appraisal, on the Company’s largest OREO property. The increase in outside service costs includes increases in interchange expenses and costs related to the outsourced operations of the Company’s computer network. OREO costs were abnormally low during the third quarter of 2016.

The largest decrease in non-interest expense was $66 thousand in occupancy and equipment expense. Occupancy and equipment expense was higher than normal during the third quarter of 2016 as it included costs associated with replacing a large number of the Company’s personal computers and an elevated level of building repair costs.

The following table describes the components of non-interest expense for the three-month periods ended September 30, 2017 and 2016, dollars in thousands:

	For the Three Months
	Ended September 30,
	2017	2016	Dollar Change	Percentage Change
Salaries and employee benefits	$2,822	$2,547	$275	10.8%
Occupancy and equipment	713	779	(66)	(8.5%)
Outside service fees	559	508	51	10.0%
Professional fees	180	147	33	22.4%
Telephone and data communication	122	128	(6)	(4.7%)
Advertising and shareholder relations	100	131	(31)	(23.7%)
Business development	99	86	13	15.1%
Provision from change in OREO valuation	97	-	97	100.0%
Director compensation and retirement	83	82	1	1.2%
Armored car and courier	74	66	8	12.1%
Deposit insurance	72	53	19	35.8%
Loan and collection expenses	49	57	(8)	(14.0%)
Stationery and supplies	33	28	5	17.9%
OREO costs	25	(20)	45	225.0%
Insurance expense	17	15	2	13.3%
Postage	11	9	2	22.2%
Other	76	93	(17)	(18.3%)
Total non-interest expense	$5,132	$4,709	$423	9.0%

Provision for income taxes. The Company recorded income tax expense of $1.6 million, or 38.8% of pre-tax income for the three months ended September 30, 2017. This compares to income tax expense of $1.3 million, or 39.0% of pre-tax income for the three months ended September 30, 2016. The percentages for 2017 and 2016 differ from the statutory rate as tax exempt income such as earnings on Bank owned life insurance and municipal loan and investment income decrease taxable income.

FINANCIAL CONDITION

Loan Portfolio. Loans increased by $18 million from $461 million at December 31, 2016 to $479 million at September 30, 2017. The increase in loan balances includes increases of $10.8 million in commercial real estate loans, $7.0 million in agricultural loans, $3.9 million automobile loans and $1.3 million in construction loans partially offset by declines of $3.5 in residential real estate loans, $1.1 million in commercial loans and $0.4 million in equity lines of credit. The Company continues to manage the mix of its loan portfolio consistent with its identity as a community bank serving the financing needs of all sectors of the area it serves. Although the Company offers a broad array of financing options, it continues to concentrate its focus on small to medium sized commercial businesses. These loans offer diversification as to industries and types of businesses, thus limiting material exposure in any industry concentrations. The Company offers both fixed and floating rate loans and obtains collateral in the form of real property, business assets and deposit accounts, but looks to business and personal cash flows as its primary source of repayment.

As shown in the following table the Company's largest lending categories are commercial real estate loans, auto loans, agricultural loans, equity lines of credit and commercial loans.

(dollars in thousands)	Balance at End of Period	Percent of Loans in Each Category to Total Loans	Balance at End of Period	Percent of Loans in Each Category to Total Loans
	9/30/17	9/30/17	12/31/16	12/31/16
Commercial	$40,211	8.4%	$41,293	9.0%
Agricultural	58,105	12.1%	51,103	11.1%
Real estate – residential	17,810	3.7%	21,283	4.6%
Real estate – commercial	236,913	49.4%	226,136	49.0%
Real estate – construction & land	23,175	4.8%	21,904	4.7%
Equity Lines of Credit	41,926	8.8%	42,338	9.2%
Auto	57,446	12.0%	53,553	11.6%
Other	3,697	0.8%	3,513	0.8%
Total Gross Loans	$479,283	100%	$461,123	100%

Construction and land development loans represented 4.8% and 4.7% of the loan portfolio as of September 30, 2017 and December 31, 2016, respectively. The construction and land development portfolio component has been identified by Management as a higher-risk loan category.  The quality of the construction and land development category is highly dependent on property values both in terms of the likelihood of repayment once the property is transacted by the current owner as well as the level of collateral the Company has securing the loan in the event of default.  Loans in this category are characterized by the speculative nature of commercial and residential development properties and can include property in various stages of development from raw land to finished lots. The decline in these loans as a percentage of the Company’s loan portfolio from over 21% at December 31, 2007 to less than 6% during the last two years reflects management’s efforts, which began in 2009, to reduce its exposure to construction and land development loans.

The Company’s real estate related loans, including real estate mortgage loans, real estate construction and land development loans, consumer equity lines of credit, and agricultural loans secured by real estate comprised 72% of the total loan portfolio at September 30, 2017. Moreover, the business activities of the Company currently are focused in the California counties of Plumas, Nevada, Placer, Lassen, Modoc, Shasta, and Sierra and in Washoe County in Northern Nevada. Consequently, the results of operations and financial condition of the Company are dependent upon the general trends in these economies and, in particular, the residential and commercial real estate markets. In addition, the concentration of the Company's operations in these areas of Northeastern California and Northwestern Nevada exposes it to greater risk than other banking companies with a wider geographic base in the event of catastrophes, such as earthquakes, fires and floods in these regions.

The rates of interest charged on variable rate loans are set at specific increments in relation to the Company's lending rate or other indexes such as the published prime interest rate or U.S. Treasury rates and vary with changes in these indexes. The frequency in which variable rate loans reprice can vary from one day to several years. At September 30, 2017 and December 31, 2016, approximately 75% and 74%, respectively of the Company's loan portfolio was comprised of variable rate loans. At September 30, 2017 and December 31, 2016, 39% and 42%, respectively of the variable loans were at their respective floor rate. While real estate mortgage, commercial and consumer lending remain the foundation of the Company's historical loan mix, some changes in the mix have occurred due to the changing economic environment and the resulting change in demand for certain loan types. The most significant change has been an increase in indirect auto lending with automobile loans increasing from 2.5% of gross loans at December 31, 2011 to 12.0% of gross loans at September 30, 2017. The automobile portfolio provides diversification to the loan portfolio in terms of rate, term and balance as these loans tend to have a much shorter term and balance than commercial real-estate loans and are fixed rate. In addition, the Company remains committed to the agricultural industry in Northeastern California and will continue to pursue high quality agricultural loans. Agricultural loans include both commercial and commercial real estate loans. The Company’s agricultural loan balances totaled $58 million at September 30, 2017 and $51 million at December 31, 2016.

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

(dollars in thousands)	For the Nine Months Ended September 30,		For the Year Ended December 31
	2017	2016	2016	2015	2014
Balance at beginning of period	$6,549	$6,078	$6,078	$5,451	$5,517
Charge-offs:
Commercial and agricultural	179	200	268	91	191
Real estate mortgage	-	252	292	132	1,015
Real estate construction & land	-	5	5	55	106
Consumer (includes equity LOC & Auto)	335	300	414	549	601
Total charge-offs	514	757	979	827	1,913
Recoveries:
Commercial and agricultural	46	23	53	173	89
Real estate mortgage	7	42	45	8	19
Real estate construction & land	-	359	389	-	491
Consumer (includes equity LOC & Auto)	134	132	163	173	148
Total recoveries	187	556	650	354	747
Net charge-offs	327	201	329	473	1,166
Provision for loan losses	600	600	800	1,100	1,100
Balance at end of period	$6,822	$6,477	$6,549	$6,078	$5,451
Net charge-offs during the period to average loans (annualized for the nine month periods)	0.09%	0.06%	0.08%	0.12%	0.33%
Allowance for loan losses to total loans	1.42%	1.45%	1.42%	1.52%	1.47%

During the nine months ended September 30, 2017 and 2016 we recorded a provision for loan losses of $600 thousand. Net charge-offs totaled $327 thousand during the nine months ended September 30, 2017, an increase of $126 thousand from $201 thousand during the nine months ended September 30, 2016.

The following table provides a breakdown of the allowance for loan losses at September 30, 2017 and December 31, 2016:

(dollars in thousands)	Balance at End of Period	Percent of Loans in Each Category to Total Loans	Balance at End of Period	Percent of Loans in Each Category to Total Loans
	2017	2017	2016	2016
Commercial and agricultural	$1,191	20.5%	$1,121	20.1%
Real estate mortgage	3,019	53.1%	3,020	53.6%
Real estate construction & land	991	4.8%	927	4.7%
Consumer (includes equity LOC & Auto)	1,621	21.6%	1,481	21.6%
Total	$6,822	100.0%	$6,549	100.0%

The allowance for loan losses totaled $6.8 million at September 30, 2017 and $6.5 million at December 31, 2016. Specific reserves related to impaired loans increased by $97 thousand to $463 thousand at September 30, 2017 from $366 thousand at December 31, 2016. At least quarterly the Company evaluates each specific reserve and if it determines that the loss represented by the specific reserve is uncollectable it records a charge-off for the uncollectable portion. General reserves were $6.4 million at September 30, 2017 and $6.2 million at December 31, 2016. The allowance for loan losses as a percentage of total loans was 1.42% at September 30, 2017 and December 31, 2016. The percentage of general reserves to unimpaired loans totaled 1.34% at September 30, 2017 and 1.36% at December 31, 2016.

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

Loans restructured (TDRs) and not included in nonperforming loans in the following table totaled $1.9 million at September 30, 2017 and $2.6 million, $2.0 million, $2.0 million, $4.5 million and $5.4 million at December 31, 2016, 2015, 2014, 2013 and 2012, respectively.

The following table sets forth the amount of the Company's nonperforming assets as of the dates indicated.

	At September 30,	At December 31,
	2017	2016	2015	2014	2013
	(dollars in thousands)

Nonaccrual loans	$3,798	$2,724	$4,546	$6,625	$5,519
Loans past due 90 days or more and still accruing	-	-	-	-	17
Total nonperforming loans	3,798	2,724	4,546	6,625	5,536
Other real estate owned	828	735	1,756	3,590	6,399
Other vehicles owned	49	12	30	13	60
Total nonperforming assets	$4,675	$3,471	$6,332	$10,228	$11,995
Interest income forgone on nonaccrual loans	$141	$164	$303	$345	$280
Interest income recorded on a cash basis on nonaccrual loans	$-	$29	$-	$31	$22
Nonperforming loans to total loans	0.79%	0.59%	1.13%	1.79%	1.64%
Nonperforming assets to total assets	0.64%	0.53%	1.06%	1.90%	2.33%

Nonperforming loans at September 30, 2017 were $3.8 million, an increase of $1.1million from the $2.7 million balance at December 31, 2016. Specific reserves on nonaccrual loans totaled $403 thousand at September 30, 2017 and $298 thousand at December 31, 2016, respectively. Performing loans past due thirty to eighty-nine days were $3.1 million at September 30, 2017 and $2.0 million at December 31, 2016.

A substandard loan is not adequately protected by the current sound worth and paying capacity of the borrower or the value of the collateral pledged, if any. Total substandard loans increased by $594 thousand from $3.4 million at December 31, 2016 to $4.0 million at September 30, 2017. Loans classified as watch increased by $3.0 million from $1.2 million at December 31, 2016 to $4.2 million at September 30, 2017. At September 30, 2017, $496 thousand of performing loans were classified as substandard. Further deterioration in the credit quality of individual performing substandard loans or other adverse circumstances could result in the need to place these loans on nonperforming status.

At September 30, 2017 and December 31, 2016, the Company's recorded investment in impaired loans totaled $5.7 million and $5.4 million, respectively. The specific allowance for loan losses related to impaired loans totaled $463 thousand and $366 thousand at September 30, 2017 and December 31, 2016, respectively. Additionally, $0.7 million has been charged off against the impaired loans at September 30, 2017 and December 31 2016.

It is the policy of management to make additions to the allowance for loan losses so that it remains appropriate to absorb the inherent risk of loss in the portfolio. Management believes that the allowance at September 30, 2017 is appropriate. However, the determination of the amount of the allowance is judgmental and subject to economic conditions which cannot be predicted with certainty. Accordingly, the Company cannot predict whether charge-offs of loans in excess of the allowance may occur in future periods.

OREO represents real property acquired by the Bank either through foreclosure or through a deed in lieu thereof from the borrower. Repossessed assets include vehicles and other commercial assets acquired under agreements with delinquent borrowers. OREO holdings represented six properties totaling $828 thousand at September 30, 2017 and six properties totaling $735 thousand at December 31, 2016. Nonperforming assets as a percentage of total assets were 0.64% at September 30, 2017 and 0.53% at December 31, 2016.

The following table provides a summary of the change in the number and balance of OREO properties for the nine months ended September 30, 2017 and 2016, dollars in thousands:

	Nine Months Ended September 30,
	#	2017	#	2016
Beginning Balance	6	$735	7	$1,756
Additions	2	282	3	1,166
Dispositions	(2)	(83)	(3)	(396)
Provision from change in OREO valuation		(106)		(9)
Ending Balance	6	$828	7	$2,517

Investment Portfolio and Federal Funds Sold. Total investment securities were $116.5 million as of September 30, 2017 and $101.6 million as of December 31, 2016. Net unrealized loss on available-for-sale investment securities totaling $215,000 were recorded, net of $89,000 in tax benefit, as accumulated other comprehensive loss within shareholders' equity at September 30, 2017. Net unrealized loss on available-for-sale investment securities totaling $1.7 million were recorded, net of $682 thousand in tax benefits, as accumulated other comprehensive loss within shareholders' equity at December 31, 2016.

During the nine months ended September 30, 2017 the Company sold seven available-for-sale investment securities for total proceeds of $4.2 million recording a $17 thousand loss on sale. During the nine months ended September 30, 2016 the Company sold fourteen available-for-sale investment securities for total proceeds of $14.6 million recording a $32 thousand loss on sale.

The investment portfolio at September 30, 2017 consisted of $84.2 million in securities of U.S. Government-sponsored agencies collateralized by residential mortgage obligations and 112 municipal securities totaling $32.3 million. The investment portfolio at December 31, 2016 consisted of $74.9 million in securities of U.S. Government-sponsored agencies collateralized by residential mortgage obligations and 99 municipal securities totaling $26.7 million.

There were no Federal funds sold at September 30, 2017 and December 31, 2016; however, the Bank maintained interest earning balances at the Federal Reserve Bank totaling $75.0 million at September 30, 2017 and $32.4 million at December 31, 2016. The balances at September 30, 2017 earn interest at the rate of 1.25%.

The Company classifies its investment securities as available-for-sale or held-to-maturity. Currently all securities are classified as available-for-sale. Securities classified as available-for-sale may be sold to implement the Company's asset/liability management strategies and in response to changes in interest rates, prepayment rates and similar factors.

Deposits. Deposits totaled $649.9 million at September 30, 2017, an increase of $67.5 million from $582.4 million at December 31, 2016. Increases included $38.6 million in non-interest bearing demand deposits, $24.4 million in savings and money market accounts and $7.3 million in NOW accounts. Time deposits declined by $2.8 million. The Company continues to manage the mix of its deposits consistent with its identity as a community bank serving the financial needs of its customers.

The following table shows the distribution of deposits by type at September 30, 2017 and December 31, 2016.

(dollars in thousands)	Balance at End of Period	Percent of Deposits in Each Category to Total Deposits	Balance at End of Period	Percent of Deposits in Each Category to Total Deposits
	9/30/17	9/30/17	12/31/16	12/31/16
Non-interest bearing	$275,353	42.4%	$236,779	40.7%
NOW	98,613	15.2%	91,289	15.7%
Money Market	62,392	9.6%	57,208	9.8%
Savings	166,707	25.6%	147,474	25.3%
Time	46,785	7.2%	49,603	8.5%
Total Deposits	$649,850	100%	$582,353	100%

Deposits represent the Bank's primary source of funds. Deposits are primarily core deposits in that they are demand, savings and time deposits generated from local businesses and individuals. These sources are considered to be relatively stable, long-term relationships thereby enhancing steady growth of the deposit base without major fluctuations in overall deposit balances. The Company experiences, to a small degree, some seasonality with the slower growth period between November through April, and the higher growth period from May through October. In order to assist in meeting any funding demands, the Company maintains a secured borrowing arrangement with the Federal Home Loan Bank of San Francisco (FHLB). There were no brokered deposits at September 30, 2017 or December 31, 2016.

Short-term Borrowing Arrangements. The Company is a member of the FHLB and can borrow up to $216 million from the FHLB secured by commercial and residential mortgage loans with carrying values totaling $329 million. The Company is required to hold FHLB stock as a condition of membership. At September 30, 2017 and December 31, 2016, the Company held $2,685,000 and $2,438,000, respectively of FHLB stock which is recorded as a component of other assets. Based on the level of stock holdings at September 30, 2017, the Company can borrow up to $99.4 million. To borrow the full $216 million in available credit the Company would need to purchase $3.1 million in additional FHLB stock. In addition to its FHLB borrowing line, the Company has unsecured short-term borrowing agreements with three of its correspondent banks in the amounts of $20 million, $11 million and $10 million. There were no outstanding borrowings to the FHLB or the correspondent banks under these agreements at September 30, 2017 and December 31, 2016.

Note Payable and Term Loan. On October 1, 2015, the Company entered into a $5.0 million term loan (the “Term Loan”), which was scheduled to mature on October 1, 2018. On April 20, 2017 Plumas Bancorp paid off the $2,250,000 remaining balance on the Term Loan. The payment was funded through a $4 million dividend from Plumas Bank. The balance of this Term Loan was $2,375,000 at December 31, 2016.

On October 1, 2016 the Company renewed its line of credit, for a one year term, with the same lender (the “Note”). The maximum amount outstanding at any one time on the Note and the Term Loan cannot exceed $5 million. There were no balances outstanding on the Note as of September 30, 2017 or December 31, 2016. The Note bears interest at a rate of the U.S. "Prime Rate" plus one-half percent per annum and is secured by 100 shares of Plumas Bank stock representing the Company's 100% ownership interest in Plumas Bank. The Company was in compliance with all covenants under the Term Loan and the Note at September 30, 2017 and December 31, 2016. On October 1, 2017 the Company renewed its line of credit, for a one year term, with the same lender. This Line of Credit has similar terms and conditions as the Note and has a $5 million borrowing capacity.

Repurchase Agreements. In 2011 the Bank introduced a product for its larger business customers which use securities sold under agreements to repurchase as an alternative to interest-bearing deposits. The balance in this product at September 30, 2017 was $8.7 million, an increase of $1.1 million from the December 31, 2016 balance of $7.6 million. Interest paid on this product is similar to that which is paid on the Bank’s premium money market account; however, these are not deposits and are not FDIC insured.

Junior Subordinated Deferrable Interest Debentures. Plumas Statutory Trust I and II are business trust subsidiaries formed by the Company with capital at September 30, 2017 of $326,000 and $168,000, respectively, for the sole purpose of issuing trust preferred securities fully and unconditionally guaranteed by the Company.

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

Trust I’s Subordinated Debentures mature on September 26, 2032, bear a current interest rate of 4.73% (based on 3-month LIBOR plus 3.40%), with repricing and payments due quarterly. Trust II’s Subordinated Debentures mature on September 28, 2035, bear a current interest rate of 2.80% (based on 3-month LIBOR plus 1.48%), with repricing and payments due quarterly. The interest rate of the Trust Preferred Securities issued by Trust I adjust on each quarterly anniversary date to equal the 3-month LIBOR plus 3.40%. The Trust Preferred Securities issued by Trust II adjust on each quarterly anniversary date to equal the 3-month LIBOR plus 1.48%. Both Trusts I and II have the option to defer payment of the distributions for a period of up to five years, as long as the Company is not in default on the payment of interest on the Subordinated Debentures.

Interest expense recognized by the Company for the nine months ended September 30, 2017 and 2016 related to the subordinated debentures was $295 thousand and $255 thousand, respectively.

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

Capital Resources

Shareholders’ equity increased by $7.6 million from $48.0 million at December 31, 2016 to $55.6 million at September 30, 2017. The $7.6 million increase was related to earnings during the nine months of $7.1 million, a decrease in the unrealized loss on investment securities of $0.9 million and $0.3 million representing stock option activity. These items were partially offset by a $0.14 per share semi-annual cash dividend totaling $0.7 million paid on May 15, 2017.

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

On October 20, 2016 the Company announced that its Board of Directors approved the reinstatement of a semi-annual cash dividend. The dividend in the amount of $0.10 per share was paid on November 21, 2016 to shareholders of record at the close of business day on November 7, 2016. On April 19, 2017 the Company declared a semi-annual cash dividend totaling $0.14 per share payable on May 15, 2017 to shareholders of record at the close of business day on May 1, 2017. On October 18, 2017 the Company declared a semi-annual cash dividend totaling $0.14 per share payable on November 15, 2017 to shareholders of record at the close of business day on November 1, 2017.

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

The following table sets forth the Bank's actual capital amounts and ratios (dollar amounts in thousands):

			Amount of Capital Required
					To be Well-Capitalized
			For Capital		Under Prompt
	Actual		Adequacy Purposes		Corrective Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
September 30, 2017
Common Equity Tier 1 Ratio	$63,779	12.0%	$23,962	4.5%	$34,612	6.5%
Tier 1 Leverage Ratio	63,779	9.0%	28,425	4.0%	35,531	5.0%
Tier 1 Risk-Based Capital Ratio	63,779	12.0%	31,950	6.0%	42,600	8.0%
Total Risk-Based Capital Ratio	70,439	13.2%	42,600	8.0%	53,250	10.0%

December 31, 2016
Common Equity Tier 1 Ratio	$60,521	12.1%	$22,597	4.5%	$32,641	6.5%
Tier 1 Leverage Ratio	60,521	9.2%	26,353	4.0%	32,941	5.0%
Tier 1 Risk-Based Capital Ratio	60,521	12.1%	30,130	6.0%	40,173	8.0%
Total Risk-Based Capital Ratio	66,804	13.3%	40,173	8.0%	50,217	10.0%

Management believes that Plumas Bank currently meets all its capital adequacy requirements.

The current and projected capital positions of the Bank and the impact of capital plans and long-term strategies are reviewed regularly by management. The Company policy is to maintain the Bank’s ratios above the prescribed well-capitalized ratios at all times.

Off-Balance Sheet Arrangements

Loan Commitments. In the normal course of business, there are various commitments outstanding to extend credits that are not reflected in the financial statements. Commitments to extend credit and letters of credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Annual review of commercial credit lines, letters of credit and ongoing monitoring of outstanding balances reduces the risk of loss associated with these commitments. As of September 30, 2017, the Company had $107.7 million in unfunded loan commitments and $465 thousand in letters of credit. This compares to $93.7 million in unfunded loan commitments and $625 thousand in letters of credit at December 31, 2016. Of the $107.7 million in unfunded loan commitments, $65 million and $43 million represented commitments to commercial and consumer customers, respectively. Of the total unfunded commitments at September 30, 2017, $63 million were secured by real estate, of which $30 million was secured by commercial real estate and $33 million was secured by residential real estate in the form of equity lines of credit. The commercial loan commitments not secured by real estate primarily represent business lines of credit, while the consumer loan commitments not secured by real estate primarily represent revolving credit card lines and overdraft protection lines. Since some of the commitments are expected to expire without being drawn upon the total commitment amounts do not necessarily represent future cash requirements.

Operating Leases. The Company leases two depository branches and four lending offices and two non-branch automated teller machine locations. Total rental expenses under all operating leases were $255 thousand and $234 thousand during the nine months ended September 30, 2017 and 2016, respectively. The expiration dates of the leases vary, with the first such lease expiring during 2017 and the last such lease expiring during 2021.

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

The Company is a member of the FHLB and can borrow up to $216 million from the FHLB secured by commercial and residential mortgage loans with carrying values totaling $329 million. See “Short-term Borrowing Arrangements” for additional information on our FHLB borrowing capacity. In addition to its FHLB borrowing line, the Company has unsecured short-term borrowing agreements with three of its correspondent banks in the amounts of $20 million, $11 million and $10 million. There were no outstanding borrowings under the FHLB or the correspondent bank borrowing lines at September 30, 2017 or December 31, 2016.

Customer deposits are the Company’s primary source of funds. Deposits totaled $649.9 million at September 30, 2017, an increase of $67.5 million from $582.4 million at December 31, 2016. Deposits are held in various forms with varying maturities. The Company’s securities portfolio, Federal funds sold, FHLB advances, and cash and due from banks serve as the primary sources of liquidity, providing adequate funding for loans during periods of high loan demand. During periods of decreased lending, funds obtained from the maturing or sale of investments, loan payments, and new deposits are invested in short-term earning assets, such as cash held at the FRB, Federal funds sold and investment securities, to serve as a source of funding for future loan growth. Management believes that the Company’s available sources of funds, including borrowings, will provide adequate liquidity for its operations in the foreseeable future.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a smaller reporting company we are not required to provide the information required by this item.

ITEM 4. CONTROLS AND PROCEDURES

The Company's Chief Executive Officer and Chief Financial Officer, based on their evaluation of the Company's disclosure controls and procedures as of the end of the Company’s fiscal quarter ended September 30, 2017 (as defined in Exchange Act Rule 13a—15(e), have concluded that the Company's disclosure controls and procedures are adequate and effective for purposes of Rule 13a—15(e) in timely alerting them to material information relating to the Company required to be included in the Company's filings with the SEC under the Securities Exchange Act of 1934.

There were no changes in internal control over financial reporting during the fiscal quarter ended September 30, 2017 that have materially affected, or are reasonably likely to materially affect, the registrant's internal control over financial reporting.

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

31.1*	Rule 13a-14(a) [Section 302] Certification of Principal Financial Officer dated November 8, 2017.

31.2*	Rule 13a-14(a) [Section 302] Certification of Principal Executive Officer dated November 8, 2017.

32.1*	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 dated November 8, 2017.

32.2*	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 dated November 8, 2017.

101.INS*	XBRL Instance Document.

101.SCH*	XBRL Taxonomy Schema.

101.CAL*	XBRL Taxonomy Calculation Linkbase.

101.DEF*	XBRL Taxonomy Definition Linkbase.

101.LAB*	XBRL Taxonomy Label Linkbase.

101.PRE*	XBRL Taxonomy Presentation Linkbase.

*	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PLUMAS BANCORP (Registrant)
Date: November 8, 2017
/s/ Richard L. Belstock
Richard L. Belstock Chief Financial Officer

/s/ Andrew J. Ryback
Andrew J. Ryback Director, President and Chief Executive Officer