Form 10-K
period 2017-12-31
PLUMAS BANCORP
filed 2018-03-12
CIK 1168455

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2017

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

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    ☒ Yes    No ☐

Indicated by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See definition of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule12b-2 of the Exchange Act:

Large Accelerated Filer ☐    Accelerated Filer ☒     Non-Accelerated Filer ☐     Smaller Reporting Company ☒     Emerging Growth Company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark if the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

☐ Yes	☒ No

As of June 30, 2017 the aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant was approximately $96.4 million, based on the closing price reported to the Registrant on June 30, 2017 of $21.30 per share.

Shares of Common Stock held by each officer and director have been excluded in that such persons may be deemed to be affiliates.  This determination of the affiliate status is not necessarily a conclusive determination for other purposes.

The number of shares of Common Stock of the registrant outstanding as of March 8, 2018 was 5,073,675.

Documents Incorporated by Reference:   Portions of the definitive proxy statement for the 2018 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission pursuant to SEC Regulation 14A are incorporated by reference in Part III, Items 10-14.

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

■	The effects of and changes in trade, monetary and fiscal policies and laws, including the interest rate policies of the Federal Open Market Committee of the Federal Reserve Board.

■	The ability of the Plumas Bank to declare and pay dividends to the Company.

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

ITEM 1. BUSINESS

References herein to the “Company,” “we,” “us” and “our” refer to Plumas Bancorp and its consolidated subsidiary, unless the context indicates otherwise. References to the “Bank” refer to Company’s wholly-owned subsidiary, Plumas Bank. References to “Management” refer to the members of the Company’s management and references to the “Board of Directors” or the “Board” refer to the Company’s Board of Directors.

General

The Company.  Plumas Bancorp is a California corporation registered as a bank holding company under the Bank Holding Company Act of 1956, as amended, and is headquartered in Quincy, California.  The Company was incorporated in January 2002 for the purposes of become Plumas Bank’s holding company and acquired all of the outstanding shares of Plumas Bank in June 2002.  The Company’s principal subsidiary is the Bank, and the Company exists primarily for the purpose of holding the stock of the Bank and of such other subsidiaries it may acquire or establish.  At the present time, the Company’s only other subsidiaries are Plumas Statutory Trust I and Plumas Statutory Trust II, which were formed in 2002 and 2005 solely to facilitate the issuance of trust preferred securities.

The Company’s principal source of income is dividends from the Bank, but the Company may explore supplemental sources of income in the future.  The cash outlays of the Company, including (but not limited to) the payment of dividends to shareholders, if and when declared by the Board of Directors, costs of repurchasing Company common stock and the cost of servicing debt, will generally be paid from dividends paid to the Company by the Bank.

At December 31, 2017, the Company had consolidated assets of $745.4 million, deposits of $662.7 million, other liabilities of $27.0 million and shareholders’ equity of $55.7 million.  The Company’s other liabilities include $10.3 million in junior subordinated deferrable interest debentures and $10.1 million in repurchase agreements. These items are described in detail later in this Form 10-K.

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

The Bank. The Bank is a California state-chartered bank that was incorporated in July 1980 and opened for business in December 1980.  The Bank is not a member of the Federal Reserve System. The Bank’s Administrative Office is located at 35 South Lindan Avenue, Quincy, California.  At December 31, 2017 the Bank had approximately $745 million in assets, $482 million in net loans and $663 million in deposits (including deposits of $0.4 million from the Company).  It is currently the largest independent bank headquartered in Plumas County.  The Bank’s deposit accounts are insured by the Federal Deposit Insurance Corporation (the “FDIC”) up to maximum insurable amounts.

The Bank’s primary service area covers the Northeastern portion of California, with Lake Tahoe to the south and the Oregon border to the north. The Bank, through its twelve branch network, serves Washoe County in Nevada and the seven contiguous California counties of Plumas, Nevada, Sierra, Placer, Lassen, Modoc and Shasta. The branches are located in the California communities of Quincy, Portola, Greenville, Truckee, Fall River Mills, Alturas, Susanville, Chester, Tahoe City, Kings Beach and Redding; in addition, during December, 2015 the Bank opened a branch in Reno, Nevada. The Bank maintains sixteen automated teller machines (“ATMs”) tied in with major statewide and national networks. In addition to its branch network, the Bank operates a lending office specializing in government-guaranteed lending in Auburn, California and commercial/agricultural lending offices located in Chico, California and Klamath Falls, Oregon. The Bank’s primary business is servicing the banking needs of these communities. Its marketing strategy stresses its local ownership and commitment to serve the banking needs of individuals living and working in the Bank’s primary service areas.

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

The Bank’s government-guaranteed lending center headquartered in Auburn, California provides Small Business Administration (SBA) and USDA Rural Development loans to qualified borrowers throughout Northern California, and Northern Nevada.  During 2007 the Bank was granted nationwide Preferred Lender status with the U.S. Small Business Administration and we expect government-guaranteed lending to continue to be an important part of our overall lending operation. During 2017 proceeds from the sale of government-guaranteed loans totaled $36.6 million and we generated a gain on sale of $2.0 million. During 2016 proceeds from the sale of government-guaranteed loans totaled $30.7 million and we generated a gain on sale of $1.8 million.

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

As of December 31, 2017, the principal areas to which we have directed our lending activities, and the percentage of our total loan portfolio comprised by each, were as follows: (i) commercial real estate – 49.4%; (ii) commercial and industrial loans – 8.1%; (iii) consumer loans (including residential equity lines of credit and automobile loans) – 21.8%; (iv) agricultural loans (including agricultural real estate loans) – 12.1%; (v) residential real estate – 3.4%; and (vi) construction and land development – 5.2% .

In addition to the lending activities noted above, we offer a wide range of deposit products for the retail and commercial banking markets including checking, interest-bearing and premium interest-bearing checking, business sweep, public funds sweep, savings, time deposit and retirement accounts, as well as remote deposit, telephone and mobile banking, including mobile deposit, and internet banking with bill-pay options. Interest bearing deposits include high yield sweep accounts designed for our commercial customers and for public entities such as municipalities. As of December 31, 2017, the Bank had 31,582 deposit accounts with balances totaling approximately $663 million, compared to 30,591 deposit accounts with balances totaling approximately $583 million at December 31, 2016.  We attract deposits through our customer-oriented product mix, competitive pricing, convenient locations, mobile and internet banking and remote deposit operations, all provided with a high level of customer service.

Most of our deposits are attracted from individuals, business-related sources and smaller municipal entities.  This mix of deposit customers resulted in a relatively modest average deposit balance of approximately $21 thousand at December 31, 2017. However, it makes us less vulnerable to adverse effects from the loss of depositors who may be seeking higher yields in other markets or who may otherwise draw down balances for cash needs.

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

The Bank has devoted a substantial amount of time and capital to the improvement of existing Bank services. We added mobile banking services during the first quarter of 2010. During 2015 we enhanced our mobile banking services and began offering mobile deposit services. During the first quarter of 2012 we replaced our ATMs with new state of the art machines that are ADA compliant and capable of accepting check and cash deposits without a deposit envelope. During 2015 we enhanced our mobile banking services and began offering mobile deposit services and in 2018 we began offering the ability for our customers to send money to others from their mobile devices through a linked debit card (“P2P” transfers).

The officers and employees of the Bank are continually engaged in marketing activities, including the evaluation and development of new products and services, to enable the Bank to retain and improve its competitive position in its service area.

We hold no patents or licenses (other than licenses required by appropriate bank regulatory agencies or local governments), franchises, or concessions.  Our business has a modest seasonal component due to the heavy agricultural and tourism orientation of some of the communities we serve.  We are not dependent on a single customer or group of related customers for a material portion of our deposits. The Company’s management has established loan concentration guidelines as a percentage of capital and evaluates loan concentration levels within a single industry or group of related industries on quarterly basis, or more frequently as loan conditions change. There has been no material effect upon our capital expenditures, earnings, or competitive position as a result of federal, state, or local environmental regulation.

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

Recent Expansion Activities. On July 31, 2015 the Bank completed its acquisition of the Redding, California, branch of Rabobank N.A. The transaction included the acquisition of approximately $10 million in deposits. The branch, located at 1335 Hilltop Dr. in Redding, now operates as a branch of the Bank. Following the acquisition, the Bank consolidated its preexisting branch Redding branch on Civic Center Drive branch into this location. The Civic Center Drive facility was sold to an unrelated third party in December, 2015.

In December, 2015 the Bank opened a full-service branch located at 5050 Meadowood Mall Circle, Reno, Nevada. This is the Bank’s first branch location outside of California.

Dividends. It is the policy of the Company to periodically distribute excess retained earnings to the shareholders through the payment of cash dividends, subject to the approval of the Board of Directors. On October 20, 2016 the Company announced that its Board of Directors approved the reinstatement of a semi-annual cash dividend. The dividend in the amount of $0.10 per share was paid on November 21, 2016 to shareholders of record at the close of business day on November 7, 2016. On April 19, 2017 the Company declared a semi-annual cash dividend totaling $0.14 per share which was paid on May 15, 2017 to shareholders of record at the close of business day on May 1, 2017. On October 18, 2017 the Company declared a semi-annual cash dividend totaling $0.14 per share which was paid on November 15, 2017 to shareholders of record at the close of business day on November 1, 2017.

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

The Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) excludes trust preferred securities issued after May 19, 2010, from being included in Tier 1 capital, unless the issuing company is a bank holding company with less than $500 million in total assets. Trust preferred securities issued prior to that date will continue to count as Tier 1 capital for bank holding companies with less than $15 billion in total assets, such as the Company.

Neither Trust I nor Trust II are consolidated into the Company’s consolidated financial statements and, accordingly, both entities are accounted for under the equity method and the junior subordinated debentures are reflected as debt on the consolidated balance sheet.

Promissory Note. The Company had a $2.4 million Term Loan outstanding at December 31, 2016 with an unrelated commercial bank. On April 20, 2017 we paid off the remaining balance on the Term Loan. The Company has the ability to borrow $5.0 million from this same bank under a line of credit agreement. There were no outstanding borrowings on the line of credit at December 31, 2016 or December 31, 2017. See “ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – Financial Condition – Note Payable and Term Loan” for detail information related to these borrowing agreements.

Business Concentrations.  No individual or single group of related customer accounts is considered material in relation to the Bank's assets or deposits, or in relation to our overall business. However, at December 31, 2017 approximately 72% of the Bank's total loan portfolio consisted of real estate-secured loans, including real estate mortgage loans, real estate construction loans, consumer equity lines of credit, and agricultural loans secured by real estate. Moreover, our business activities are currently focused in the California counties of Plumas, Nevada, Placer, Lassen, Modoc, Shasta and Sierra and Washoe County in Nevada. Consequently, our results of operations and financial condition are dependent upon the general trends in these economies and, in particular, the residential and commercial real estate markets. In addition, the concentration of our operations in these areas of California and Nevada exposes us to greater risk than other banking companies with a wider geographic base in the event of catastrophes, such as earthquakes, fires, drought and floods in these regions in California and Nevada.

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

In addition to other banks, our competitors include savings institutions, credit unions, and numerous non-banking institutions such as finance companies, leasing companies, insurance companies, brokerage firms, Internet-based lending platforms and investment banking firms.  In recent years, increased competition has also developed from specialized finance and non-finance companies that offer wholesale finance, credit card, and other consumer finance services, including on-line banking services and personal financial software.  Strong competition for deposit and loan products affects the rates of those products as well as the terms on which they are offered to customers.  Mergers between financial institutions have placed additional competitive pressure on banks within the industry to streamline their operations, reduce expenses, and increase revenues.  Competition has also intensified due to federal and state interstate banking laws enacted in the mid-1990’s, which permit banking organizations to expand into other states. The relatively large California market has been particularly attractive to out-of-state institutions.  The Financial Modernization Act, which became effective March 11, 2000, has made it possible for full affiliations to occur between banks and securities firms, insurance companies, and other financial companies, and has also intensified competitive conditions.

Currently, within towns in which the Bank has a branch there are 107 banking branch offices of competing institutions (excluding credit unions, but including savings banks), including 70 branches of 10 banks having assets in excess of $10 billion. As of June 30, 2017, the FDIC estimated the Bank’s market share of insured deposits within the communities it serves to be as follows: Greenville and Portola 100%, Quincy 87%, Chester 66%, Alturas 59%, Fall River Mills 34%, Kings Beach 33%, Susanville 30%, Truckee 17%, Tahoe City 13%, Redding 1% and Reno less than 1%.

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

Employees. At December 31, 2017, the Company and its subsidiary employed 161 persons. On a full-time equivalent basis, we employed 142 persons. None of the Company’s employees are represented by a labor union, and management considers its relations with employees to be good.

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

Supervision and Regulation

General. As financial institution, we are extensively regulated under federal and state law. These laws and regulations are generally intended to protect depositors and customers, not shareholders. To the extent that the following information describes statutory or regulatory provisions, it is qualified in its entirety by reference to the particular statute or regulation. Our operations may be affected by legislative changes and by the policies of various regulatory authorities. Any change in applicable laws or regulations may have a material effect on our business and prospects. We cannot accurately predict the nature or the extent of the effects on our business and earnings that fiscal or monetary policies, or new federal or state legislation may have in the future.

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

Federal and State Bank Regulation. As a California-chartered commercial bank with deposits insured by the FDIC, the Bank is subject to the supervision and regulation of the DBO and the FDIC, as well as certain of the regulations of the FRB and the Consumer Financial Protection Bureau (“CFPB”). The DBO and the FDIC regularly examine the Bank and may prohibit the Bank from engaging in what they believe constitute unsafe or unsound banking practices or violations of law.

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

In July, 2013, the federal bank regulatory agencies approved the final rules implementing the Basel Committee on Banking Supervision’s capital guidelines for U.S. banks, sometimes called “Basel III”. The phase-in period for the final rules began in 2015, with certain of the rules’ requirements phased in over a multi-year schedule. Under the final rules minimum requirements increased for both the quantity and quality of capital held by the Company and the Bank. The new capital rules include a new minimum “common equity Tier 1” ratio of 4.5%, a Tier 1 capital ratio of 6.0% (increased from 4.0%), a total risk-based capital ratio of 8.0%, and a minimum leverage ratio of 4.0% (calculated as Tier 1 capital to average consolidated assets). The effective date of these requirements was January 1, 2015. In addition, the new capital rules include a capital conservation buffer of 2.5% above each of these levels (to be phased in over three years which beginning at 0.625% on January 1, 2016 and increasing by that amount on each subsequent January 1, until reaching 2.5% on January 1, 2019) will be required for banking institutions to avoid restrictions on their ability to pay dividends, repurchase stock or pay discretionary bonuses. When fully phased in and including the capital conservation buffer of 2.5%, the new capital rules would result in the following minimum ratios for the Bank to be considered well capitalized: (i) a Tier 1 capital ratio of 8.5%, (ii) a common equity Tier 1 capital ratio of 7.0%, and (iii) a total capital ratio of 10.5%. The new capital rules also implement strict eligibility criteria for regulatory capital instruments.

Under the new capital rules, the minimum capital ratios (including the applicable increment of the capital conservation buffer) as of January 1, 2017 were as follows: a common equity Tier 1 capital ratio of 5.75%; a Tier 1 capital ratio of 7.25%; a total capital risk-based capital ratio of 9.25% and a minimum leverage ratio of 4.0%. As of January 1, 2018, the required minimum ratios for common equity Tier 1 capital, Tier 1 capital and total risk-based capital will increase by the capital conservation buffer increment of 0.625%, to 6.375%, 7.875% and 9.875% respectively.

A bank that does not achieve and maintain the required capital levels may be issued a capital directive by the FDIC and/or the DBO to ensure the maintenance of required capital levels. Federal law requires, among other things, that federal bank regulators take “prompt corrective action” with respect to depository institutions that do not meet minimum capital requirements. For this purpose, the law establishes five capital categories: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized. At each successive lower capital category, an insured depository institution is subject to more restrictions and prohibitions, including restrictions on growth, restrictions on interest rates paid on deposits, restrictions or prohibitions on payment of dividends, and restrictions on the acceptance of brokered deposits. Furthermore, if an insured depository institution is classified in one of the undercapitalized categories, it is required to submit a capital restoration plan to the appropriate federal banking agency, and the holding company and any other company deemed to control the bank must guarantee the performance of that plan. Under current regulations, a depository institution is deemed to be “well capitalized” if it has a total risk-based capital ratio of 10.0% or greater, a Tier 1 risk-based capital ratio of 8.0% or greater, a leverage ratio of 5.0% or greater and a common equity Tier 1 ratio of 6.5% or greater. At December 31, 2017, the Bank met the criteria for being considered “well capitalized.”

The FRB has adopted final amendments to the Small Bank Holding Company Policy Statement (Regulation Y, Appendix C) (the “Policy Statement”) that, among other things, raised from $500 million to $1 billion the asset threshold to qualify for the Policy Statement. The Company qualifies for treatment under the Policy Statement and is not currently subject to consolidated capital rules at the bank holding company level.

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

Dividends from the Bank to the Company are restricted under California law to the lesser of the Bank's retained earnings or the Bank's net income for the latest three fiscal years, less dividends previously declared during that period, or, with the approval of the DBO, to the greater of the retained earnings of the Bank, the net income of the Bank for its last fiscal year, or the net income of the Bank for its current fiscal year. As of December 31, 2017, the maximum amount available for dividend distribution under this restriction was approximately $11.3 million.

Loans-to-One Borrower.  Under California law, the Bank’s ability to make aggregate secured and unsecured loans-to-one-borrower is limited to 25% and 15%, respectively, of unimpaired capital and surplus.  At December 31, 2017, the Bank’s limit on aggregate secured loans-to-one-borrower was $17.9 million and unsecured loans-to-one borrower was $10.7 million.  The Bank has established internal loan limits that are lower than the legal lending limits for a California bank.

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

The FDIC may terminate a depository institution’s deposit insurance upon a finding that the institution’s financial condition is unsafe or unsound or that the institution has engaged in unsafe or unsound practices that pose a risk to the DIF or that may prejudice the interest of the bank’s depositors. Under California law, the termination of the Bank’s deposit insurance would result in a termination of the Bank’s charter.

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

The Dodd-Frank Act created the CFPB as a new, independent federal agency. The CFPB has broad rulemaking, supervisory and enforcement powers under various federal consumer financial protection laws. The CFPB has examination and primary enforcement authority with respect to depository institutions with $10 billion or more in assets. Smaller institutions, including the Bank, are generally subject to rules promulgated by the CFPB but will continue to be examined and supervised by federal banking regulators for consumer compliance purposes.

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

As of December 31, 2017, approximately 72% of the Company’s total loan portfolio is secured by real estate, the majority of which is commercial real estate. Increases in commercial and consumer delinquency levels or declines in real estate market values would require increased net charge-offs and increases in the allowance for loan losses, which could have a material adverse effect on the Company’s business, financial condition and results of operations and prospects.

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

In recent years, California has experienced a severe drought. However, during 2016 and the first quarter of 2017 much of California has experienced significant rain. A significant portion of the Company’s borrowers are involved in or are dependent on the agricultural industry in California, which requires water. As of December 31, 2017, approximately 12% of the Company’s loans were categorized as agricultural loans. As a result of the drought, there have been governmental proposals concerning the distribution or rationing of water. If the amount of water available to agriculture becomes scarcer due to drought or rationing, growers may not be able to continue to produce agricultural products profitably, which could force some out of business. Although many of the Company’s customers are not directly involved in agriculture, they could be impacted by difficulties in the agricultural industry because many jobs and businesses in the Company’s market areas are related to the production of agricultural products. Therefore, the drought could adversely impact the Company’s loan portfolio, business, financial condition and results of operations.

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

During the past two years, the Company completed the purchase and assumption of a branch office in Redding, California, opened a branch office in Reno, Nevada and established loan production offices in Phoenix, Arizona; Seattle, Washington and Klamath Falls, Oregon. The Company may engage in additional acquisition activity and open additional offices in the future to expand the Company’s markets or further its growth strategy. There is no assurance that future acquisitions or offices will be successful. Further, growth may strain the Company’s administrative, managerial, financial and operational resources and increase demands on its systems and controls. If the Company pursues its growth strategy too aggressively, fails to attract qualified personnel, control costs or maintain asset quality, or if factors beyond management’s control divert attention away from its business operations, the Company’s pursuit of its growth strategy could have a material adverse impact on its existing business.

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

The Company is exposed to risk of environmental liabilities with respect to real properties that is may acquire.

If the Company’s borrowers are unable to meet their loan repayment obligations, it will initiate foreclosure proceedings with respect to and may take actions to acquire title to the personal and real property that collateralized their loans. As an owner of such properties, the Company could become subject to environmental liabilities and incur substantial costs for any property damage, personal injury, investigation and clean-up that may be required due to any environmental contamination that may be found to exist at any of those properties, even though it did not engage in the activities that led to such contamination. In addition, if the Company were the owner or former owner of a contaminated site, it could be subject to common law claims by third parties seeking damages for environmental contamination emanating from the site. If the Company were to become subject to significant environmental liabilities or costs, its business, financial condition, results of operations and prospects could be adversely affected.

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2. PROPERTIES

Of the Company’s twelve depository branches, ten are owned and two are leased. The Company also leases three lending offices and owns four administrative facilities.

Owned Properties
35 South Lindan Avenue	32 Central Avenue	80 W. Main St.
Quincy, California (1)	Quincy, California (1)	Quincy, California (1)

424 N. Mill Creek	336 West Main Street	120 North Pine Street
Quincy, California (1)	Quincy, California	Portola, California

43163 Highway 299E	121 Crescent Street	255 Main Street
Fall River Mills, California	Greenville, California	Chester, California

510 North Main Street	3000 Riverside Drive	8475 North Lake Boulevard
Alturas, California	Susanville, California	Kings Beach, California

11638 Donner Pass Road	5050 Meadowood Mall Circle
Truckee, California	Reno, Nevada

Leased Properties
243 North Lake Boulevard	1335 Hilltop Drive	470 Nevada St., Suite 108
Tahoe City, California	Redding, California	Auburn, California (2)

100 Amber Grove Dr., Suite 105	107 S. 7th St. (3)
Chico, CA (3)	Klamath Falls, OR

(1) Non-branch administrative or credit administrative offices.

(2) SBA lending office.

(3) Commercial lending office.

Total rental expenses under all leases totaled $308,000, $276,000 and $233,000, in 2017, 2016 and 2015 respectively. The expiration dates of the leases vary, with the first such lease expiring during 2018 and the last such lease expiring during 2021.

Future minimum lease payments are as follows:

Year Ending December 31,
2018	$308,000
2019	289,000
2020	202,000
2021	91,000
2022	-
$890,000

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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCK- HOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

The Company’s common stock is quoted on the NASDAQ Capital Market under the ticker symbol "PLBC". As of December 31, 2017, there were 5,064,972 shares of the Company’s common stock outstanding held by approximately 1,500 shareholders of record as of the same date. The following table shows the high and low sales prices for the common stock, for each quarter as reported by Yahoo Finance.

Quarter	Common Dividends per share	High	Low
4th Quarter 2017	$0.14	$23.35	$20.35
3rd Quarter 2017	-	$21.75	$19.10
2nd Quarter 2017	0.14	$22.00	$17.50
1st Quarter 2017	-	$19.50	$15.85

4th Quarter 2016	$0.10	$19.23	$10.00
3rd Quarter 2016	-	$10.39	$8.75
2nd Quarter 2016	-	$9.75	$8.60
1st Quarter 2016	-	$9.46	$8.20

It is the policy of the Company to periodically distribute excess retained earnings to the shareholders through the payment of cash dividends. Such dividends help promote shareholder value and capital adequacy by enhancing the marketability of the Company’s stock. All authority to provide a return to the shareholders in the form of a cash or stock dividend or split rests with the Board of Directors. The Board will periodically, but on no regular schedule and in accordance with regulatory restrictions, if any, reviews the appropriateness of a cash dividend payment. On October 20, 2016 the Company announced that its Board of Directors approved the reinstatement of a semi-annual cash dividend. The dividend in the amount of $0.10 per share was paid on November 21, 2016 to shareholders of record at the close of business day on November 7, 2016. On April 19, 2017 the Company declared a semi-annual cash dividend totaling $0.14 per share which was paid on May 15, 2017 to shareholders of record at the close of business day on May 1, 2017. On October 18, 2017 the Company declared a semi-annual cash dividend totaling $0.14 per share which was paid on November 15, 2017 to shareholders of record at the close of business day on November 1, 2017.

The Company is subject to various restrictions on the payment of dividends. See Note 12 “Shareholders’ Equity – Dividend Restrictions” of the Company’s Consolidated Financial Statements in Item 8 – Financial Statements and Supplementary Data of this Annual Report on Form 10K.

Securities Authorized for Issuance under Equity Compensation Plans. The following table sets forth securities authorized for issuance under equity compensation plans as of December 31, 2017.

Plan Category	Number of securities to be issued upon exercise of outstanding options	Weighted-average exercise price of outstanding options	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	206,893	$6.65	305,600
Equity compensation plans not approved by security holders	None	Not Applicable	None
Total	206,893	$6.65	305,600

For additional information related to the above plans see Note 12 of the Company’s Consolidated Financial Statements in Item 8 – Financial Statements and Supplementary Data of this Annual Report on Form 10K.

Issuer Purchases of Equity Securities. There were no purchases of Plumas Bancorp common stock by the Company during 2017 or 2016.

ITEM 6. SELECTED FINANCIAL DATA

The following table presents a summary of selected financial data and should be read in conjunction with the Company’s consolidated financial statements and notes thereto included under Item 8 – Financial Statements and Supplementary Data.

	At or for the year ended December 31,
	2017	2016	2015	2014	2013
	(dollars in thousands except per share information)
Statement of Income
Interest income	$28,953	$25,100	$22,615	$21,147	$19,460
Interest expense	1,017	1,023	1,204	1,693	1,534
Net interest income	27,936	24,077	21,411	19,454	17,926
Provision for loan losses	600	800	1,100	1,100	1,400
Noninterest income	8,280	7,652	7,715	7,315	6,642
Noninterest expense	20,111	18,696	18,491	17,845	17,570
Provision for income taxes	7,316	4,759	3,717	3,086	2,167
Net income	$8,189	$7,474	$5,818	$4,738	$3,431
Discount on redemption of Preferred Stock	$-	$-	$-	$-	$565
Preferred Stock dividends and discount accretion	-	-	-	-	347
Net income available to common shareholders	$8,189	$7,474	$5,818	$4,738	$3,649
Balance sheet (end of period)
Total assets	$745,427	$657,975	$599,286	$538,862	$515,725
Total loans	$486,634	$461,123	$400,971	$370,390	$338,551
Allowance for loan losses	$6,669	$6,549	$6,078	$5,451	$5,517
Total deposits	$662,657	$582,353	$527,276	$467,891	$449,439
Total shareholders’ equity	$55,700	$47,994	$42,496	$36,497	$30,593
Balance sheet (period average)
Total assets	$695,320	$622,229	$571,990	$531,528	$497,711
Total loans	$471,747	$428,380	$386,070	$353,389	$321,210
Total deposits	$617,211	$549,416	$503,343	$464,067	$432,284
Total shareholders’ equity	$53,251	$46,488	$39,844	$33,810	$36,032
Asset quality ratios
Nonperforming loans/total loans	0.62%	0.59%	1.13%	1.79%	1.64%
Nonperforming assets/total assets	0.59%	0.53%	1.06%	1.90%	2.33%
Allowance for loan losses/total loans	1.37%	1.42%	1.52%	1.47%	1.63%
Net loan charge-offs	$480	$329	$473	$1,166	$1,569
Performance ratios
Return on average assets	1.18%	1.20%	1.02%	0.89%	0.69%
Return on average equity	15.4%	16.1%	14.6%	14.0%	9.5%
Net interest margin	4.35%	4.21%	4.10%	4.05%	4.03%
Loans to deposits	73.4%	79.2%	76.0%	79.2%	75.3%
Efficiency ratio	55.5%	58.9%	63.5%	66.7%	71.5%
Per share information
Basic earnings	$1.64	$1.54	$1.21	$0.99	$0.76
Diluted earnings	$1.58	$1.47	$1.15	$0.95	$0.75
Common cash dividends	$0.28	$0.10	$0.00	$0.00	$0.00
Book value per common share	$11.00	$9.80	$8.79	$7.61	$6.39
Common shares outstanding at period end	5,064,972	4,896,875	4,835,432	4,799,139	4,787,739
Capital ratios – Plumas Bank
Leverage ratio	8.8%	9.2%	9.4%	9.8%	9.7%
Tier 1 risk-based capital	12.0%	12.1%	12.7%	13.2%	13.2%
Total risk-based capital	13.2%	13.3%	14.0%	14.4%	14.5%

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

The following discussion is designed to provide a better understanding of significant trends related to the Company's financial condition, results of operations, liquidity and capital. It pertains to the Company's financial condition, changes in financial condition and results of operations as of December 31, 2017 and 2016 and for each of the three years in the period ended December 31, 2017. The discussion should be read in conjunction with the Company's audited consolidated financial statements and notes thereto and the other financial information appearing elsewhere herein.

Overview

The Company recorded net income of $8.2 million for the year ended December 31, 2017, an increase of $715 thousand or 10% over net income of $7.5 million during the year ended December 31, 2016. Pretax income increased by $3.3 million, or 27%, to $15.5 million in 2017 from $12.2 million during the year ended December 31, 2016.

On December 22, 2017, the Tax Cuts and Jobs Act (the “TCJ Act”) was enacted into law. The TCJ Act provides for significant changes to the U.S. Internal Revenue Code of 1986, as amended (the “Code”), that impact corporate taxation requirements, such as the reduction of the top federal tax rate for corporations from 35% to 21% and changes or limitations to certain tax deductions.

The reduction in the corporate tax rate under the TCJ Act required a one-time revaluation of certain tax-related assets to reflect their value at the lower corporate tax rate of 21%. As such, the Company has recorded a reduction in the value of these assets of $1.4 million, which relates to the Company’s net deferred tax assets. Solely based on this reduction in certain tax assets, the Company recorded an additional provision for income taxes of $1.4 million, or $0.27 per diluted share, in its income statement for the fourth quarter of 2017.

Net interest income increased by $3.8 million to $27.9 million during 2017 from $24.1 million for the year ended December 31, 2016. This increase in net interest income resulted from an increase in interest income of $3.8 million and a decrease in interest expense of $6 thousand. Interest on loans increased by $2.9 million, interest on investment securities increased by $581 thousand and interest on other interest earning assets increased by $400 thousand. The provision for loan losses was $600 thousand during 2017 down $200 thousand from $800 thousand during 2016.

During the year ended December 31, 2017 non-interest income totaled $8.3 million an increase of $628 thousand from the $7.7 million earned during 2016. Non-interest expense increased by $1.4 million to $20.1 million during the twelve months ended December 31, 2017. The largest component of the increase in non-interest expense was an increase in salary and benefit expense of $1.1 million.

The provision for income taxes increased by $2.5 million from $4.8 million in 2016 to $7.3 million during the year ended December 31, 2017.

Total assets at December 31, 2017 were $745 million, an increase of $87.5 million from $658 million at December 31, 2016. This increase included increases of $24.9 million in cash and due from banks, $35.9 million in investment securities, $25.7 million in net loans ($25.5 million in gross loans), $0.3 million in bank owned life insurance, $0.6 million in OREO and $0.5 million in other assets exclusive of OREO. These items were partially offset by a decrease of $0.4 million in premises and equipment.

Gross loan balances increased by $25.5 million, or 5.5%, from $461 million at December 31, 2016 to $487 million at December 31, 2017. The increase in loan balances includes $14.1 million in commercial real estate loans, $7.8 million in agricultural loans, $3.3 million in construction and land development loans and $6.9 million in automobile loans. These increases were partially offset by declines in other loan categories the largest of which was a decrease of $4.7 million in residential real estate loans.

Total deposits increased by $80.3 million, or 14%, from $582.4 million at December 31, 2016 to $662.7 million at December 31, 2017. At December 31, 2017, 43% of the Company’s deposits were in the form of non-interest bearing demand deposits. Core deposit growth remained strong in 2017 as evidenced by increases of $45.5 million in demand deposits, $27.0 million in savings accounts, $3.5 million in money market accounts and $7.9 million in interest bearing transaction accounts. Time deposits declined by $3.6 million, much of which we attribute to migration into other types of deposits given the low rates and lack of liquidity associated with time deposits. The Company has no brokered deposits.

Total shareholders’ equity increased by $7.7 million from $48.0 million at December 31, 2016 to $55.7 million at December 31, 2017. The $7.7 million includes earnings during the twelve month period totaling $8.2 million, a decrease in the net unrealized loss on investment securities of $0.4 million; stock option activity totaling $0.4 million and a $0.1 million reclassification from accumulated other comprehensive loss to retained earnings. These items were partially offset by the payment of two $0.14 semi-annual cash dividends totaling $1.4 million.

The return on average assets was 1.18% for 2017, down from 1.20% for 2016. The return on average equity was 15.4% for 2017, down from 16.1% for 2016.

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

	Year ended December 31,
	2017			2016			2015
	Average balance	Interest income/ expense	Rates earned/ paid	Average balance	Interest income/ expense	Rates earned/ paid	Average balance	Interest income/ expense	Rates earned/ paid
	(dollars in thousands)
Assets

Interest bearing deposits	$56,524	$674	1.19%	$43,843	$274	0.62%	$44,302	$174	0.39%
Investment securities(1)	114,477	2,479	2.17	99,689	1,898	1.90	91,309	1,694	1.86
Total loans (2)(3)	471,747	25,800	5.47	428,380	22,928	5.35	386,070	20,747	5.37
Total earning assets	642,748	28,953	4.50%	571,912	25,100	4.39%	521,681	22,615	4.34%
Cash and due from banks	19,531			17,494			17,332
Other assets	33,041			32,823			32,977
Total assets	$695,320			$622,229			$571,990

Liabilities and shareholders’ equity
Interest bearing demand deposits	$96,945	89	0.09%	$92,481	85	0.09%	$88,220	80	0.09%
Money market deposits	58,594	84	0.14	54,559	78	0.14	47,149	66	0.14
Savings deposits	159,707	264	0.17	133,304	217	0.16	119,071	191	0.16
Time deposits	47,360	145	0.31	50,788	157	0.31	54,418	181	0.33
Note payable	700	28	4.00	3,289	133	4.04	3,858	155	4.02
Subordinated debentures	-	-	-	-	-	-	2,150	219	10.19
Junior subordinated debentures	10,310	401	3.89	10,310	348	3.38	10,310	306	2.97
Other	7,421	6	0.08	6,423	5	0.08	6,529	6	0.09
Total interest bearing liabilities	381,037	1,017	0.27%	351,154	1,023	0.29%	331,705	1,204	0.36%
Noninterest bearing demand deposits	254,605			218,284			194,485
Other liabilities	6,427			6,303			5,956
Shareholders’ equity	53,251			46,488			39,844
Total liabilities and shareholders’ equity	$695,320			$622,229			$571,990
Net interest income		$27,936			$24,077			$21,411
Net interest spread (4)			4.23%			4.10%			3.98%
Net interest margin (5)			4.35%			4.21%			4.10%

(1)	Interest income is reflected on an actual basis and is not computed on a tax-equivalent basis.

(2)	Average nonaccrual loan balances of $3.2 million for 2017, $3.8 million for 2016 and $5.6 million for 2015 are included in average loan balances for computational purposes.

(3)

Loan origination fees and costs are included in interest income as adjustments of the loan yields over the life of the loan using the interest method. Loan interest income includes net loan costs of $501,000, $678,000 and $696,000 for 2017, 2016 and 2015, respectively.

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

The following table sets forth changes in interest income and interest expense, for the years indicated and the amount of change attributable to variances in volume, rates and the combination of volume and rates based on the relative changes of volume and rates:

	2017 compared to 2016 Increase (decrease) due to change in:				2016 compared to 2015 Increase (decrease) due to change in:

	Average	Average			Average	Average
	Volume(1)	Rate(2)	Mix(3)	Total	Volume(1)	Rate(2)	Mix(3)	Total
	(dollars in thousands)
Interest-earning assets:
Interest bearing deposits	$79	$249	$72	$400	$(2)	$103	$(1)	$100
Investment securities	282	261	38	581	156	44	4	204
Loans	2,321	500	51	2,872	2,274	(84)	(9)	2,181
Total interest income	2,682	1,010	161	3,853	2,428	63	(6)	2,485

Interest-bearing liabilities:
Interest bearing demand deposits	4	-	-	4	4	1	-	5
Money market deposits	6	-	-	6	11	1	-	12
Savings deposits	43	3	1	47	23	3	-	26
Time deposits	(11)	(1)	-	(12)	(12)	(13)	1	(24)
Note payable	(105)	(1)	1	(105)	(23)	1	-	(22)
Subordinated debentures	-	-	-	-	(219)	-	-	(219)
Junior subordinated debentures	-	53	-	53	-	42	-	42
Other borrowings	1	-	-	1	-	(1)	-	(1)
Total interest expense	(62)	54	2	(6)	(216)	34	1	(181)

Net interest income	$2,744	$956	$159	$3,859	$2,644	$29	$(7)	$2,666

(1)	The volume change in net interest income represents the change in average balance multiplied by the previous year’s rate.
(2)	The rate change in net interest income represents the change in rate multiplied by the previous year’s average balance.
(3)	The mix change in net interest income represents the change in average balance multiplied by the change in rate.

2017 compared to 2016. Net interest income is the difference between interest income and interest expense. Net interest income, on a nontax-equivalent basis, was $27.9 million for the year ended December 31, 2017, up $3.8 million, or 16%, from $24.1 million for 2016. The $3.8 million included an increase of $3.8 million, or 15.4%, in interest income, from $25.1 million during 2016 to $28.9 million during the current year and a decrease of $6 thousand in interest expense.

Interest and fees on loans increased by $2.9 million, interest on investment securities increased by $581 thousand and interest on deposits increased by $400 thousand. These increases include both an increase in average balance and an increase in average yield.

Interest and fees on loans was $25.8 million during 2017. The average loan balances were $471.7 million for 2017, up $43.3 million from the $428.4 million during 2016. The following table compares loan balances by type at December 31, 2017 and 2016.

(dollars in thousands)	Balance at End of Period	Percent of Loans in Each Category to Total Loans	Balance at End of Period	Percent of Loans in Each Category to Total Loans
	12/31/17	12/31/17	12/31/16	12/31/16
Commercial	$39,620	8.1%	$41,293	9.0%
Agricultural	58,908	12.1%	51,103	11.1%
Real estate – residential	16,624	3.4%	21,283	4.6%
Real estate – commercial	240,257	49.4%	226,136	49.0%
Real estate – construction & land development	25,181	5.2%	21,904	4.7%
Equity Lines of Credit	41,798	8.6%	42,338	9.2%
Auto	60,438	12.4%	53,553	11.6%
Other	3,808	0.8%	3,513	0.8%
Total Gross Loans	$486,634	100%	$461,123	100%

The average yield on loans was 5.47% for 2017 up 12 basis points from 5.35% for 2016. We attribute much of the increase in yield to an increase in the average prime rate of 59 basis points mostly offset to by price competition in our service area. At December 31, 2017 approximately 30% of the Company’s loan portfolio was comprised of loans tied to the prime rate or an equivalent rate.

Interest on investment securities increased by $581 thousand as a result of an increase in yield of 27 basis points from 1.90% during 2016 to 2.17% during 2017 and an increase in average balance from $99.7 million in 2016 to $114.5 million in 2017. During the current period yield benefited from market conditions and the maturity, sales and payments on lower earning securities. Interest income on interest bearing deposits, which totaled $674 thousand in 2017 and $274 thousand in 2016, primarily relates to interest on cash balances held at the Federal Reserve. The $400 thousand increase in interest on interest bearing deposits was related to an increase in yield of 57 basis points from 62 basis points in 2016 to 119 basis points in 2017; consistent with the increase in the average fed funds rate during these periods. In addition, average interest earning deposits increased by $12.7 million from $43.8 million during 2016 to $56.5 million in 2017.

Interest expense on deposits increased by $45 thousand to $582 thousand for the twelve months ended December 31, 2017, up from $537 thousand in 2016. Interest expense on NOW accounts increased by $4 thousand. Rates paid on NOW accounts averaged 0.09% during 2017 and 2016. Average balances increased by $4.4 million to $96.9 million during 2017 from $92.5 million during 2016. Interest expense on money market accounts increased by $6 thousand to $84 thousand during the year ended December 31, 2017. Rates paid on money market accounts averaged 0.14% during 2017 and 2016. Average balances increased by $4.0 million from $54.6 million in 2016 to $58.6 million during the year ended December 31, 2017. Interest expense on savings accounts increased by $47 thousand as we continued to experience strong growth in this category of deposits. Average savings deposits increased by $26.4 million from $133.3 million during 2016 to $159.7 million during 2017. The average rate paid on savings accounts increased slightly from 16 basis points during 2016 to 17 basis points in 2017.

Interest expense on time deposits declined by $12 thousand from $157 thousand during 2016 to $145 thousand during 2017. Average time deposits declined by $3.4 million from $50.8 million during 2016 to $47.4 million during the year ended December 31, 2017. We attribute much of this decline to migration into other types of deposits given the low rates and lack of liquidity associated with time deposits. The average rate paid on time deposits was 0.31% during both 2016 and 2017.

Interest expense on other interest-bearing liabilities decreased by $51 thousand from $486 thousand during the year ended December 31, 2016 to $435 thousand during the current twelve month period. Interest expense on the Company’s note payable decreased by $105 thousand to $28 thousand during the twelve months ended December 31, 2017. This decrease was related to a decrease in average borrowings on this note from $3.3 million during the 2016 to $700 thousand during 2017. The note payable was paid off in April of 2017. Interest expense on junior subordinated debentures, which increased by $53 thousand to $401 thousand, fluctuates with changes in the 3-month London Interbank Offered Rate (LIBOR) rate.

Net interest margin is net interest income expressed as a percentage of average interest-earning assets. As a result of the changes noted above, the net interest margin for 2017 increased to 4.35%, from 4.21% during 2016.

2016 compared to 2015. Net interest income, on a nontax-equivalent basis, was $24.1 million for the year ended December 31, 2016, up $2.7 million, or 12.5%, from $21.4 million for 2015. The $2.7 million included an increase of $2.5 million, or 11.0% in interest income, from $22.6 million during 2015 to $25.1 million during the current year and a decrease of $181 thousand in interest expense.

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

Interest expense on the Company’s note payable decreased by $22 thousand to $133 thousand during the twelve months ended December 31, 2016. This decrease was related to a decrease in average borrowings on this note from $3.9 million during the 2015 period to $3.3 million during the year ended December 31, 2016. The average rate paid on the note payable was 4.04% during 2016 and 4.02% during the twelve months ended December 31, 2015.

Interest expense on junior subordinated debentures, which increased by $42 thousand to $348 thousand, fluctuates with changes in the 3-month LIBOR. Interest on other borrowings, which mostly relates to repurchase agreements, totaled $5 thousand in 2016 and $6 thousand in 2015.

As a result of the changes noted above, the net interest margin for 2016 increased to 4.21%, from 4.10% during 2015.

Provision for Loan Losses

During the year ended December 31, 2017 we recorded a provision for loan losses of $600 thousand down $200 thousand from $800 thousand during the year ended December 31, 2016. See “Analysis of Asset Quality and Allowance for Loan Losses” for further discussion of loan quality trends and the provision for loan losses.

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

Non-Interest Income

The following table sets forth the components of non-interest income for the years ended December 31, 2017, 2016 and 2015.

	Years Ended December 31,			Change during Year
	2017	2016	2015	2017	2016
	(dollars in thousands)
Service charges on deposit accounts	$4,454	$4,031	$3,954	$423	$77
Gain on sale of loans, net	2,039	1,770	1,942	269	(172)
Loan servicing fees	731	642	562	89	80
Earnings on bank owned life insurance policies	338	341	342	(3)	(1)
(Loss) gain on sale of investments	(158)	(32)	21	(126)	(53)
Other income	876	900	894	(24)	6
Total non-interest income	$8,280	$7,652	$7,715	$628	$(63)

2017 compared to 2016. During the year ended December 31, 2017, non-interest income totaled $8.3 million, an increase of $628 thousand from the twelve months ended December 31, 2016. The largest components of this increase were increases of $423 thousand in service charge income, $269 thousand gain on sale of loans and $89 thousand in loan servicing income. The increase in service charge income includes significant increases in interchange income on debit card transactions, an increase in overdraft income and an increase in service charges on deposit accounts. Interchange income benefited from an increase in the size of the Bank as well as an increase in marketing efforts directed to this product, while overdraft income and service charges on deposit accounts benefited both from an increase in the size of the Bank as well as an increase in rates charged for various services beginning in October of 2016. Gains on sale of loans mostly relate to sales of SBA 7(a) loans. Gains on sale of loans increased from $1.8 million during 2016 to $2.0 million during the twelve months ended December 31, 2017. Proceeds from SBA loan sales totaled $36.6 million during 2017 and $30.7 million during the twelve months ended December 31, 2016. Loans originated for sale totaled $31.3 million during the twelve months ended December 31, 2017 and $30.4 million during 2016. Loan servicing income, which increased by $89 thousand, represents servicing income received on the guaranteed portion of SBA loans sold into the secondary market. At December 31, 2017 we were servicing $113 million in guaranteed portions of loans, an increase of $16 million from $97 million at December 31, 2016. The largest decrease in non-interest income was a $126 increase in loss on sale of investment securities from $32 thousand in 2016 to $158 thousand in 2017.

2016 compared to 2015. During the twelve months ended December 31, 2016 and 2015 non-interest income totaled $7.7 million. Increases in service charge income of $77 thousand and loan servicing fees of $80 thousand were offset by a $172 thousand decline in gain on sale of loans and an $53 thousand decline in gain on sale of investments. The increase in service charge income mostly relates to an increase in interchange fees on debit card transactions. The increase in loan servicing fees was consistent with the growth in our servicing portfolio of government guaranteed loans. At December 31, 2016 we were servicing $97 million in guaranteed portions of loans an increase of $10 million from over $86 million at December 31, 2015. During 2016, we sold $27.8 million in guaranteed portions of SBA loans, resulting in a gain on sale of $1.8 million. During 2015 we sold $26.5 million in guaranteed portions of SBA loans recording a gain of sale $1.9 million. We attribute the decline in gain on sale of SBA loans to a decline in the average of the rate paid on loans sold as well as a reduction in SBA loan sale premiums related to market conditions. During the twelve months ended December 31, 2016 we sold fourteen investment securities recording a net loss of $32 thousand. During 2015 we sold fifteen available-for-sale investment securities recording a $21,000 net gain on sale.

Non-Interest Expense

The following table sets forth the components of other non-interest expense for the years ended December 31, 2017, 2016 and 2015.

	Years Ended December 31,			Change during Year
	2017	2016	2015	2017	2016
	(dollars in thousands)
Salaries and employee benefits	$11,505	$10,440	$10,277	$1,065	$163
Occupancy and equipment	2,840	2,847	2,782	(7)	65
Outside service fees	2,234	2,105	2,003	129	102
Professional fees	612	608	707	4	(99)
Telephone and data communications	561	450	376	111	74
Business development	389	344	332	45	12
Advertising and promotion	372	366	305	6	61
Director compensation education and retirement	336	348	300	(12)	48
Armored car and courier	278	248	234	30	14
Deposit insurance	248	285	362	(37)	(77)
Loan collection costs	194	166	200	28	(34)
Provision from change in OREO valuation	124	37	79	87	(42)
Stationery and supplies	118	119	105	(1)	14
Insurance	75	78	95	(3)	(17)
OREO expenses	73	(34)	182	107	(216)
Postage	49	40	41	9	(1)
Gain on sale of OREO	(130)	(60)	(198)	(70)	138
Other operating expense	233	309	309	(76)	-
Total non-interest expense	$20,111	$18,696	$18,491	$1,415	$205

2017 compared to 2016. Non-interest expense increased by $1.4 million to $20.1 million during the twelve months ended December 31, 2017, up from $18.7 million during 2016. The largest components of this increase were $1.1 million in salary and benefit expense, $129 thousand in outside service fees, $111 thousand in telephone and data communication costs and $107 thousand in OREO expenses. The largest declines in non-interest expense were $70 thousand in gain on sale of OREO and $76 thousand in other operating expense.

Salary expense increased by $481 thousand to $8.8 million related to additions to staff and merit and promotion increases. Bonus expense increased by $199 thousand related to increased profitability, commission expense, related to our SBA operations, increased by $121 thousand consistent with an increase in SBA activity, payroll tax expense increased by $81 thousand and health insurance costs increased by $67 thousand. Outside service fees increased by $129 thousand to $2.2 million during the twelve months ended December 31, 2017. This increase included an increase in expenses related to the generation of interchange income consistent with the increase in interchange income and an increase in expense related to the outsourced operations of the Company’s computer network as well as an increase in costs associated with the Company’s online banking offerings.

During 2017 the Company expanded its data communication network, installed a secondary fallback network at its branches and changed data communication providers. The increases in telephone and data communications was primarily related to the expanded data communication network and to a lesser extent to one-time costs related to the conversion to a new data communication provider. OREO costs in 2016 were abnormally low, benefiting from a reimbursement of previously incurred costs and $86 thousand in rental income on a new OREO property which was sold in December of 2016. During the year ended December 31, 2016 we sold 6 OREO properties for total proceeds of $2.2 million recording a net gain on sale of $60 thousand. This compares to proceeds of $0.7 million on the sale of 5 properties and a net gain on sale of $130 thousand during 2017. The $130 thousand gain is related to one property which was acquired and sold during the fourth quarter of 2017.

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

Provision for Income Taxes. The Company recorded an income tax provision of $7.3 million, or 47.2% of pre-tax income for the year ended December 31, 2017. During 2016 the Company recorded an income tax provision of $4.8 million, or 38.9% of pre-tax income. The increase in tax provision during 2017 was related to a $1.4 million one-time revaluation of net deferred tax assets to reflect their value at the lower corporate tax rate of 21% in effect beginning January 1, 2018. In addition to the $1.4 million adjustment, the percentages for 2017 and 2016 differ from the statutory rate as tax exempt income such as earnings on Bank owned life insurance and interest on qualified municipal securities.

Deferred tax assets and liabilities are recognized for the tax consequences of temporary differences between the reported amount of assets and liabilities and their tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The determination of the amount of deferred income tax assets which are more likely than not to be realized is primarily dependent on projections of future earnings, which are subject to uncertainty and estimates that may change given economic conditions and other factors. The realization of deferred income tax assets is assessed and a valuation allowance is recorded if it is "more likely than not" that all or a portion of the deferred tax asset will not be realized. "More likely than not" is defined as greater than a 50% chance. All available evidence, both positive and negative is considered to determine whether, based on the weight of that evidence, a valuation allowance is needed. Based upon the analysis of available evidence, management has determined that it is "more likely than not" that all deferred income tax assets as of December 31, 2017 and 2016 will be fully realized and therefore no valuation allowance was recorded.

On December 22, 2017, the Tax Cuts and Jobs Act (the “TCJ Act”) was enacted into law. The TCJ Act provides for significant changes to the U.S. Internal Revenue Code of 1986, as amended. Those changes will impact corporate taxation requirements, such as the reduction of the top federal tax rate for corporations from 35% to 21%. They will also provide for changes or limitations to certain tax deductions.

The reduction in the corporate tax rate under the TCJ Act required a one-time revaluation of certain tax-related assets to reflect their value at the lower corporate tax rate of 21%. As such, the Company has recorded a reduction in the value of these assets of $1.4 million, which relates to the Company’s net deferred tax assets. Solely based on this reduction in certain tax assets, the Company recorded an additional provision for income taxes of $1.4 million, or $0.27 per diluted share, in its income statement for the fourth quarter of 2017.

Financial Condition

Loan Portfolio. Gross loans balances increased by $25.5 million, or 5.5%, from $461 million at December 31, 2016 to $487 million at December 31, 2017. The Company continues to manage the mix of its loan portfolio consistent with its identity as a community bank serving the financing needs of all sectors of the area it serves. Although the Company offers a broad array of financing options, it continues to concentrate its focus on small to medium sized commercial businesses. These loans offer diversification as to industries and types of businesses, thus limiting material exposure in any industry concentrations. The Company offers both fixed and floating rate loans and obtains collateral in the form of real property, business assets and deposit accounts, but looks to business and personal cash flows as its primary source of repayment.

As shown in the following table the Company's largest lending categories are commercial real estate loans, auto loans, equity lines of credit, agricultural loans and commercial loans.

(dollars in thousands)	Balance at End of Period	Percent of Loans in Each Category to Total Loans	Balance at End of Period	Percent of Loans in Each Category to Total Loans
	12/31/17	12/31/17	12/31/16	12/31/16
Commercial	$39,620	8.1%	$41,293	9.0%
Agricultural	58,908	12.1%	51,103	11.1%
Real estate – residential	16,624	3.4%	21,283	4.6%
Real estate – commercial	240,257	49.4%	226,136	49.0%
Real estate – construction & land development	25,181	5.2%	21,904	4.7%
Equity Lines of Credit	41,798	8.6%	42,338	9.2%
Auto	60,438	12.4%	53,553	11.6%
Other	3,808	0.8%	3,513	0.8%
Total	$486,634	100%	$461,123	100%

Construction and land development loans represented 5.2% and 4.7% of the loan portfolio as of December 31, 2017 and December 31, 2016, respectively. The construction and land development portfolio component has been identified by Management as a higher-risk loan category.  The quality of the construction and land development category is highly dependent on property values both in terms of the likelihood of repayment once the property is transacted by the current owner as well as the level of collateral the Company has securing the loan in the event of default.  Loans in this category are characterized by the speculative nature of commercial and residential development properties and can include property in various stages of development from raw land to finished lots. The decline in these loans as a percentage of the Company’s loan portfolio from over 21% at December 31, 2007 to less than 6% during the last two years reflects management’s efforts, which began in 2009, to reduce its exposure to construction and land development loans.

The Company’s real estate related loans, including real estate mortgage loans, real estate construction and land development loans, consumer equity lines of credit, and agricultural loans secured by real estate comprised 72% of the total loan portfolio at December 31, 2017. Moreover, the business activities of the Company currently are focused in the California counties of Plumas, Nevada, Placer, Lassen, Modoc, Shasta, and Sierra and in Washoe County in Northern Nevada. Consequently, the results of operations and financial condition of the Company are dependent upon the general trends in these economies and, in particular, the residential and commercial real estate markets. In addition, the concentration of the Company's operations in these areas of Northeastern California and Northwestern Nevada exposes it to greater risk than other banking companies with a wider geographic base in the event of catastrophes, such as earthquakes, fires and floods in these regions.

The rates of interest charged on variable rate loans are set at specific increments in relation to the Company's lending rate or other indexes such as the published prime interest rate or U.S. Treasury rates and vary with changes in these indexes. The frequency in which variable rate loans reprice can vary from one day to several years. At December 31, 2017 and December 31, 2016, approximately 75% and 74%, respectively of the Company's loan portfolio was comprised of variable rate loans. At December 31, 2017 and December 31, 2016, 40% and 42%, respectively of the variable loans were at their respective floor rate. While real estate mortgage, commercial and consumer lending remain the foundation of the Company's historical loan mix, some changes in the mix have occurred due to the changing economic environment and the resulting change in demand for certain loan types. The most significant change has been an increase in indirect auto lending with automobile loans increasing from 2.5% of gross loans at December 31, 2011 to 12.4% of gross loans at December 31, 2017. The automobile portfolio provides diversification to the loan portfolio in terms of rate, term and balance as these loans tend to have a much shorter term and balance than commercial real-estate loans and are fixed rate. In addition, the Company remains committed to the agricultural industry in Northeastern California and will continue to pursue high quality agricultural loans. Agricultural loans include both commercial and commercial real estate loans. The Company’s agricultural loan balances totaled $59 million at December 31, 2017 and $51 million at December 31, 2016.

The following table sets forth the amounts of loans outstanding by category as of the dates indicated.

	At December 31,
	2017	2016	2015	2014	2013
	(dollars in thousands)
Real estate – mortgage	$256,881	$247,419	$217,569	$192,590	$187,264
Real estate – construction and land development	25,181	21,904	16,188	24,572	17,793
Commercial	39,620	41,293	37,084	31,465	32,612
Consumer (1)	106,044	99,404	90,274	86,408	70,235
Agriculture (2)	58,908	51,103	39,856	35,355	30,647
Total loans	486,634	461,123	400,971	370,390	338,551

Plus:
Deferred costs	2,283	2,006	1,940	1,848	1,340
Less:
Allowance for loan losses	6,669	6,549	6,078	5,451	5,517
Net loans	$482,248	$456,580	$396,833	$366,787	$334,374

(1) Includes equity lines of credit and auto

(2) Includes agriculture real estate

The following table sets forth the maturity of gross loan categories as of December 31, 2017. Also provided with respect to such loans are the amounts due after one year, classified according to sensitivity to changes in interest rates:

	Within One Year	After One Through Five Years	After Five Years	Total
	(dollars in thousands)
Real estate – mortgage	$17,699	$56,801	$182,381	$256,881
Real estate – construction and land development	5,270	7,379	12,532	25,181
Commercial	14,339	17,355	7,926	39,620
Consumer	15,231	46,263	44,550	106,044
Agriculture	20,946	15,587	22,375	58,908
Total	$73,485	$143,385	$269,764	$486,634
Loans maturing after one year with:
Fixed interest rates		$65,926	$28,631	$94,557
Variable interest rates		77,459	241,133	318,592
Total		$143,385	$269,764	$413,149

Analysis of Asset Quality and Allowance for Loan Losses. The Company attempts to minimize credit risk through its underwriting and credit review policies. The Company’s credit review process includes internally prepared credit reviews as well as contracting with an outside firm to conduct periodic credit reviews. The Company’s management and lending officers evaluate the loss exposure of classified and impaired loans on a quarterly basis, or more frequently as loan conditions change. The Management Asset Resolution Committee (MARC) reviews the asset quality of criticized and past due loans on a monthly basis and reports the findings to the full Board of Directors. In management's opinion, this loan review system helps facilitate the early identification of potential criticized loans. The Company has implemented MARC to develop an action plan to significantly reduce nonperforming assets. It consists of the Bank’s Chief Executive Officer,Chief Financial Officer and Chief Credit Officer, and the activities are governed by a formal written charter. The MARC meets monthly and reports to the Board of Directors.

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

	For the Year Ended December 31,
	2017	2016	2015	2014	2013
	(dollars in thousands)
Balance at beginning of period	$6,549	$6,078	$5,451	$5,517	$5,686
Charge-offs:
Commercial and agricultural (2)	202	268	91	191	401
Real estate mortgage	48	292	132	1,015	419
Real estate construction & land	-	5	55	106	735
Consumer (1)	629	414	549	601	360
Total charge-offs	879	979	827	1,913	1,915
Recoveries:
Commercial and agricultural (2)	89	53	173	89	140
Real estate mortgage	118	45	8	19	109
Real estate construction & land	-	389	-	491	-
Consumer (1)	192	163	173	148	97
Total recoveries	399	650	354	747	346
Net charge-offs	480	329	473	1,166	1,569
Provision for loan losses	600	800	1,100	1,100	1,400
Balance at end of period	$6,669	$6,549	$6,078	$5,451	$5,517
Net charge-offs during the period to average loans	0.10%	0.08%	0.12%	0.33%	0.49%
Allowance for loan losses to total loans	1.37%	1.42%	1.52%	1.47%	1.63%

(1) Includes equity lines of credit and auto

(2) Includes agriculture real estate

During the years ended December 31, 2017 and 2016 we recorded a provision for loan losses of $600 thousand and $800 thousand, respectively. Net charge-offs totaled $480 thousand during the year ended December 31, 2017 up $151 thousand from $329 thousand during the year ended December 31, 2016. This increase was mostly related to an increase in charge-offs on automobile loans. Net charge-offs as a percentage of average loans increased from 0.08% during 2016 to 0.10% during the year ended December 31, 2017.

The following table provides a breakdown of the allowance for loan losses:

(dollars in thousands)	Balance at End of Period	Percent of Loans in Each Category to Total Loans	Balance at End of Period	Percent of Loans in Each Category to Total Loans
	2017	2017	2016	2016
Commercial and agricultural	$1,348	20.2%	$1,121	20.1%
Real estate mortgage	2,960	52.8%	3,020	53.6%
Real estate construction & land	783	5.2%	927	4.7%
Consumer (includes Equity lines of credit & auto)	1,578	21.8%	1,481	21.6%
Total	$6,669	100.0%	$6,549	100.0%

The allowance for loan losses totaled $6.7 million at December 31, 2017 and $6.5 million at December 31, 2016. Specific reserves related to impaired loans decreased by $284 thousand from $366 thousand at December 31, 2016 to $82 thousand at December 31, 2017. At least quarterly the Company evaluates each specific reserve and if it determines that the loss represented by the specific reserve is uncollectable it records a charge-off for the uncollectable portion. General reserves were $6.6 million at December 31, 2017 and $6.2 million at December 31, 2016. The allowance for loan losses as a percentage of total loans decreased from 1.42% at December 31, 2016 to 1.37% at December 31, 2017. The percentage of general reserves to unimpaired loans totaled 1.36% at December 31, 2017 and December 31, 2016.

The Company places loans 90 days or more past due on nonaccrual status unless the loan is well secured and in the process of collection. A loan is considered to be in the process of collection if, based on a probable specific event, it is expected that the loan will be repaid or brought current. Generally, this collection period would not exceed 90 days. Included in nonperforming loans at December 31, 2017 were three loans to one customer totaling $1.8 million that were 90 days past due and still accruing interest. These loans were well secured and in process of collection at December 31, 2017. As of March 7, 2018 we have collected $1.7 million in principal on these loans through the liquidation of a portion of the collateral securing the loans reducing the outstanding balance to $0.1 million.  We anticipate collecting the remaining principal and interest by March 31, 2018 through liquidation of the remaining collateral. When a loan is placed on nonaccrual status the Company's general policy is to reverse and charge against current income previously accrued but unpaid interest. Interest income on such loans is subsequently recognized only to the extent that cash is received and future collection of principal is deemed by management to be probable. Where the collectability of the principal or interest on a loan is considered to be doubtful by management, it is placed on nonaccrual status prior to becoming 90 days delinquent.

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

Loans restructured (TDRs) and not included in nonperforming loans in the following table totaled $1.1 million, $2.6 million, $2.0 million, $2.0 million and $4.5 million at December 31, 2017, 2016, 2015, 2014 and 2013, respectively. For additional information related to restructured loans see Note 5 of the Company’s Consolidated Financial Statements in Item 8 – Financial Statements and Supplementary Data of this Annual Report on Form 10-K.

The following table sets forth the amount of the Company's nonperforming assets as of the dates indicated.

	At December 31,
	2017	2016	2015	2014	2013
	(dollars in thousands)

Nonaccrual loans	$1,226	$2,724	$4,546	$6,625	$5,519
Loans past due 90 days or more and still accruing	1,796	-	-	-	17
Total nonperforming loans	3,022	2,724	4,546	6,625	5,536
Other real estate owned	1,344	735	1,756	3,590	6,399
Other vehicles owned	35	12	30	13	60
Total nonperforming assets	$4,401	$3,471	$6,332	$10,228	$11,995
Interest income forgone on nonaccrual loans	$50	$164	$303	$345	$280
Interest income recorded on a cash basis on nonaccrual loans	$-	$29	$-	$31	$22
Nonperforming loans to total loans	0.62%	0.59%	1.13%	1.79%	1.64%
Nonperforming assets to total assets	0.59%	0.53%	1.06%	1.90%	2.33%

Nonperforming loans at December 31, 2016 were 3.0 million, an increase of $298 thousand from the $2.7 million balance at December 31, 2016. Specific reserves on nonaccrual loans totaled $24 thousand at December 31, 2017 and $298 thousand at December 31, 2016, respectively. Performing loans past due thirty to eighty-nine days were $3.4 million at December 31, 2017 and $2.0 million at December 31, 2016.

A substandard loan is not adequately protected by the current sound worth and paying capacity of the borrower or the value of the collateral pledged, if any. Total substandard loans decreased by $243 thousand from $3.4 million at December 31, 2016 to $3.2 million at December 31, 2017. Loans classified as special mention decreased by $603 thousand from $1.2 million at December 31, 2016 to $642 thousand at December 31, 2017. At December 31, 2017, $0.5 million of performing loans were classified as substandard. Further deterioration in the credit quality of individual performing substandard loans or other adverse circumstances could result in the need to place these loans on nonperforming status.

At December 31, 2017 and December 31, 2016, the Company's recorded investment in impaired loans totaled $2.3 million and $5.4 million, respectively. The specific allowance for loan losses related to impaired loans totaled $82 thousand and $366 thousand at December 31, 2017 and December 31, 2016, respectively. Additionally, $11 thousand and $657 thousand had been charged off against the impaired loans at December 31, 2017 and December 31 2016.

It is the policy of management to make additions to the allowance for loan losses so that it remains appropriate to absorb the inherent risk of loss in the portfolio. Management believes that the allowance at December 31, 2017 is appropriate. However, the determination of the amount of the allowance is judgmental and subject to economic conditions which cannot be predicted with certainty. Accordingly, the Company cannot predict whether charge-offs of loans in excess of the allowance may occur in future periods.

OREO represents real property acquired by the Bank either through foreclosure or through a deed in lieu thereof from the borrower. Repossessed assets include vehicles and other commercial assets acquired under agreements with delinquent borrowers. OREO holdings represented six properties totaling $1.3 million at December 31, 2017 and six properties totaling $735 thousand at December 31, 2016. Nonperforming assets as a percentage of total assets were 0.59% at December 31, 2017 and 0.53% at December 31, 2016.

The following table provides a summary of the change in the number and balance of OREO properties for the years ended December 31, 2017 and 2016, dollars in thousands:

	Year Ended December 31,
	#	2017	#	2016
Beginning Balance	6	$735	7	$1,756
Additions	5	1,292	5	1,200
Dispositions	(5)	(559)	(6)	(2,184)
Provision from change in OREO valuation	-	(124)	-	(37)
Ending Balance	6	$1,344	6	$735

Investment Portfolio and Federal Funds Sold. Total investment securities were $137.5 million as of December 31, 2017 and $101.6 million as of December 31, 2016. Unrealized loss on available-for-sale investment securities totaling $809 thousand were recorded, net of $239 thousand in tax benefits, as accumulated other comprehensive income within shareholders' equity at December 31, 2017. During the year ended December 31, 2017 the Company sold sixteen available-for-sale investment securities for total proceeds of $9.6 million recording a $158 thousand loss on sale. The Company realized a gain on sale from four of these securities totaling $4 thousand and a loss on sale on twelve securities of $162 thousand. The investment portfolio at December 31, 2017 consisted of $103.8 million in securities of U.S. Government-sponsored agencies and 115 municipal securities totaling $33.7 million. Unrealized loss on available-for-sale investment securities totaling $1.7 million were recorded, net of $682 thousand in tax benefits, as accumulated other comprehensive income within shareholders' equity at December 31, 2016. During the year ended December 31, 2016 the Company sold fourteen available-for-sale investment securities for total proceeds of $14.6 million recording a $32 thousand loss on sale. The Company realized a gain on sale from eight of these securities totaling $48 thousand and a loss on sale on six securities of $80 thousand. The investment portfolio at December 31, 2016 consisted of $74.9 million in securities of U.S. Government-sponsored agencies and 99 municipal securities totaling $26.7 million.

There were no Federal funds sold at December 31, 2017 and December 31, 2016; however, the Bank maintained interest earning balances at the Federal Reserve Bank totaling $62.2 million at December 31, 2017 and $32.4 million at December 31, 2016. The balances, at December 31, 2017, earn interest at the rate of 1.50%.

The Company classifies its investment securities as available-for-sale or held-to-maturity. Currently all securities are classified as available-for-sale. Securities classified as available-for-sale may be sold to implement the Company's asset/liability management strategies and in response to changes in interest rates, prepayment rates and similar factors.

The following tables summarize the values of the Company's investment securities held on the dates indicated:

	December 31,
Available-for-sale (fair value)	2017	2016	2015
	(dollars in thousands)
U.S. Government-sponsored agencies	$-	$-	$1,977
U.S. Government-sponsored agency residential mortgage-backed securities	103,788	74,911	72,370
Municipal obligations	33,678	26,684	22,357
Total	$137,466	$101,595	$96,704

The following table summarizes the maturities of the Company's securities at their carrying value, which represents fair value, and their weighted average tax equivalent yields at December 31, 2017. Mortgage-backed securities are included in maturity categories based on their stated maturity date. Expected maturities may differ from contractual maturities because the issuers may have the right to call or prepay obligations.

(dollars in thousands)	Within One Year		After One Through Five Years		After Five Through Ten Years		After Ten Years		Total
Available-for-sale (Fair Value)	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
U.S. Government-sponsored agency residential mortgage-backed securities	$-	-%	$-	-%	$12,461	1.96%	$91,327	2.40%	$103,788	2.34%
Municipal obligations	-	-%	4,706	2.52%	17,098	2.76%	11,874	3.15%	33,678	2.86%
Total	$-	-%	$4,706	2.52%	$29,559	2.42%	$103,201	2.49%	$137,466	2.47%

Deposits. Total deposits increased by $80.3 million, or 14%, from $582.4 million at December 31, 2016 to $662.7 million at December 31, 2017. At December 31, 2017, 43% of the Company’s deposits were in the form of non-interest bearing demand deposits. Core deposit growth remained strong in 2017 as evidenced by increases of $45.5 million in demand deposits, $27.0 million in savings accounts, $3.5 million in money market accounts and $7.9 million in interest bearing transaction accounts. Time deposits declined by $3.6 million, much of which we attribute to migration into other types of deposits given the low rates and lack of liquidity associated with time deposits. The Company continues to manage the mix of its deposits consistent with its identity as a community bank serving the financial needs of its customers.

The following table shows the distribution of deposits by type at December 31, 2017 and 2016.

(dollars in thousands)	Balance at End of Period	Percent of Deposits in Each Category to Total Deposits	Balance at End of Period	Percent of Deposits in Each Category to Total Deposits
	12/31/17	12/31/17	12/31/16	12/31/16
Non-interest bearing	$282,239	42.6%	$236,779	40.7%
NOW	99,195	15.0%	91,289	15.7%
Money Market	60,757	9.2%	57,208	9.8%
Savings	174,426	26.3%	147,474	25.3%
Time	46,040	6.9%	49,603	8.5%
Total Deposits	$662,657	100%	$582,353	100%

Deposits represent the Bank's primary source of funds. Deposits are primarily core deposits in that they are demand, savings and time deposits generated from local businesses and individuals. These sources are considered to be relatively stable, long-term relationships thereby enhancing steady growth of the deposit base without major fluctuations in overall deposit balances. The Company experiences, to a small degree, some seasonality with the slower growth period between November through April, and the higher growth period from May through October. In order to assist in meeting any funding demands, the Company maintains a secured borrowing arrangement with the FHLB. There were no brokered deposits at December 31, 2017 or 2016.

The Company's time deposits of $100,000 or more had the following schedule of maturities at December 31, 2017 (dollars in thousands):

Remaining Maturity:	Amount
Three months or less	$4,897
Over three months to six months	3,020
Over six months to 12 months	5,230
Over 12 months	4,599
Total	$17,746

Time deposits of $100,000 or more are generally from the Company's local business and individual customer base. The potential impact on the Company's liquidity from the withdrawal of these deposits is discussed at the Company's asset and liability management committee meetings, and is considered to be minimal.

Short-term Borrowing Arrangements. The Company is a member of the FHLB and can borrow up to $206 million from the FHLB secured by commercial and residential mortgage loans with carrying values totaling $322 million. The Company is required to hold FHLB stock as a condition of membership. At December 31, 2017 and December 31, 2016, the Company held $2.7 million and $2.4 million, respectively of FHLB stock which is recorded as a component of other assets. Based on this level of stock holdings at December 31, 2017, the Company can borrow up to $99.4 million. To borrow the $206 million in available credit the Company would need to purchase $2.9 million in additional FHLB stock. In addition to its FHLB borrowing line, the Company has unsecured short-term borrowing agreements with three of its correspondent banks in the amounts of $20 million, $11 million and $10 million. There were no outstanding borrowings to the FHLB or the correspondent banks under these agreements at December 31, 2017 and 2016.

Note Payable and Term Loan. On October 1, 2015, the Company entered into a $5.0 million term loan (the “Term Loan”), which was scheduled to mature on October 1, 2018. On April 20, 2017 Plumas Bancorp paid off the $2,250,000 remaining balance on the Term Loan. The payment was funded through a $4 million dividend from Plumas Bank. The balance of this Term Loan was $2,375,000 at December 31, 2016.

On October 1, 2017 the Company renewed its line of credit, for a one year term, with the same lender (the “Note”). The maximum amount outstanding at any one time on the Note cannot exceed $5 million. There were no balances outstanding on the Note as of December 31, 2017 or December 31, 2016. The Note bears interest at a rate of the U.S. "Prime Rate" plus one-quarter percent per annum and is secured by 100 shares of Plumas Bank stock representing the Company's 100% ownership interest in Plumas Bank. Under the Note, the Bank is subject to several negative and affirmative covenants including, but not limited to providing timely financial information, maintaining specified levels of capital, restrictions on additional borrowings, and meeting or exceeding certain capital and asset quality ratios. The Bank was in compliance with all such covenants related to the Note at December 31, 2017 and December 31, 2016. Interest expense related to the Note and the Term Loan for the years ended December 31, 2017, 2016 and 2015 totaled $28 thousand, $133 thousand and $155 thousand, respectively.

Repurchase Agreements. In 2011 the Bank introduced a new product for its larger business customers which use securities sold under agreements to repurchase as an alternative to interest-bearing deposits. Securities sold under agreements to repurchase totaling $10,074,000 and $7,547,000 at December 31, 2017, and 2016, respectively are secured by U.S. Government agency securities with a carrying amount of $16,769,000 and $15,113,000 at December 31, 2017 and 2016, respectively. Interest paid on this product is similar to that which is paid on the Bank’s premium money market account; however, these are not deposits and are not FDIC insured.

Junior Subordinated Deferrable Interest Debentures. Plumas Statutory Trust I and II are business trust subsidiaries formed by the Company with capital of $328,000 and $169,000, respectively, for the sole purpose of issuing trust preferred securities fully and unconditionally guaranteed by the Company.

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

Trust I’s Subordinated Debentures mature on September 26, 2032, bear a current interest rate of 5.07% (based on 3-month LIBOR plus 3.40%), with repricing and payments due quarterly. Trust II’s Subordinated Debentures mature on September 28, 2035, bear a current interest rate of 3.07% (based on 3-month LIBOR plus 1.48%), with repricing and payments due quarterly. The interest rate of the Trust Preferred Securities issued by Trust I adjust on each quarterly anniversary date to equal the 3-month LIBOR plus 3.40%. The Trust Preferred Securities issued by Trust II adjust on each quarterly anniversary date to equal the 3-month LIBOR plus 1.48%. Both Trusts I and II have the option to defer payment of the distributions for a period of up to five years, as long as the Company is not in default on the payment of interest on the Subordinated Debentures.

Interest expense recognized by the Company for the years ended December 31, 2017, 2016 and 2015 related to the subordinated debentures was $401,000, $348,000 and $306,000, respectively.

Capital Resources

Total shareholders’ equity increased by $7.7 million from $48.0 million at December 31, 2016 to $55.7 million at December 31, 2017. The $7.7 million includes earnings during the twelve month period totaling $8.2 million, a decrease in the net unrealized loss on investment securities of $0.4 million; stock option activity totaling $0.4 million and a $0.1 million reclassification from accumulated other comprehensive loss to retained earnings. These items were partially offset by the payment of two $0.14 semi-annual cash dividends totaling $1.4 million.

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

On October 20, 2016 the Company announced that its Board of Directors approved the reinstatement of a semi-annual cash dividend. The dividend in the amount of $0.10 per share was paid on November 21, 2016 to shareholders of record at the close of business day on November 7, 2016. On April 19, 2017 the Company declared a semi-annual cash dividend totaling $0.14 per share which was paid on May 15, 2017 to shareholders of record at the close of business day on May 1, 2017. On October 18, 2017 the Company declared a semi-annual cash dividend totaling $0.14 per share which was paid on November 15, 2017 to shareholders of record at the close of business day on November 1, 2017.

Warrant. On April 15, 2013 the Company issued a $7.5 million subordinated debenture (“subordinated debt”). The subordinated debt was issued to an unrelated third-party pursuant to a subordinated debenture purchase agreement, subordinated debenture note, and stock purchase warrant. On April 16, 2015 the Company paid off the subordinated debt. The subordinated debt had an interest rate of 7.5% per annum and a term of 8 years with no prepayment allowed during the first two years and was made in conjunction with an eight-year warrant to purchase up to 300,000 shares of the Bancorp’s common stock, no par value at an exercise price, subject to anti-dilution adjustments, of $5.25 per share. In May of 2016 the Company repurchased a portion of the warrant, representing the right to purchase 150,000 shares of the registrant’s common stock at a cost of $862 thousand. The remaining warrant represented the right to purchase 150,000 shares of Plumas Bancorp common stock at an exercise price of $5.25 per share was scheduled to expire on April 15, 2021. In May, 2017 the warrant was exercised in a cashless exercise resulting in the issuance of 108,112 common shares.

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

The following table sets forth the Bank's actual capital amounts and ratios (dollar amounts in thousands):

			Amount of Capital Required
					To be Well-Capitalized
			For Capital		Under Prompt
	Actual		Adequacy Purposes		Corrective Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2017
Common Equity Tier 1 Ratio	$65,085	12.0%	$24,453	4.5%	$35,321	6.5%
Tier 1 Leverage Ratio	65,085	8.8%	29,663	4.0%	37,079	5.0%
Tier 1 Risk-Based Capital Ratio	65,085	12.0%	32,604	6.0%	43,472	8.0%
Total Risk-Based Capital Ratio	71,878	13.2%	43,472	8.0%	53,340	10.0%

December 31, 2016
Common Equity Tier 1 Ratio	$60,521	12.1%	$22,597	4.5%	$32,641	6.5%
Tier 1 Leverage Ratio	60,521	9.2%	26,353	4.0%	32,941	5.0%
Tier 1 Risk-Based Capital Ratio	60,521	12.1%	30,130	6.0%	40,173	8.0%
Total Risk-Based Capital Ratio	66,804	13.3%	40,173	8.0%	50,217	10.0%

Management believes that Plumas Bank currently meets all its capital adequacy requirements.

The current and projected capital positions of the Bank and the impact of capital plans and long-term strategies are reviewed regularly by management. The Company policy is to maintain the Bank’s ratios above the prescribed well-capitalized ratios at all times.

Off-Balance Sheet Arrangements

Loan Commitments. In the normal course of business, there are various commitments outstanding to extend credits that are not reflected in the financial statements. Commitments to extend credit and letters of credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Annual review of commercial credit lines, letters of credit and ongoing monitoring of outstanding balances reduces the risk of loss associated with these commitments. As of December 31, 2017, the Company had $107.4 million in unfunded loan commitments and $477 thousand in letters of credit. This compares to 93.7 million in unfunded loan commitments and $625 thousand in letters of credit at December 31, 2016. Of the $107.4 million in unfunded loan commitments, $62.2 million and $45.2 million represented commitments to commercial and consumer customers, respectively. Of the total unfunded commitments at December 31, 2017, $58.6 million were secured by real estate, of which $23.9 million was secured by commercial real estate and $34.7 million was secured by residential real estate in the form of equity lines of credit. The commercial loan commitments not secured by real estate primarily represent business lines of credit, while the consumer loan commitments not secured by real estate primarily represent revolving credit card lines and overdraft protection lines. Since some of the commitments are expected to expire without being drawn upon the total commitment amounts do not necessarily represent future cash requirements.

Operating Leases. The Company leases two depository branches and three lending offices and two non-branch automated teller machine locations. Total rental expenses under all operating leases were $308,000 and $276,000 during the years ended December 31, 2017 and 2016, respectively. The expiration dates of the leases vary, with the first such lease expiring during 2018 and the last such lease expiring during 2021.

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

The Company is a member of the FHLB and can borrow up to $206 million from the FHLB secured by commercial and residential mortgage loans with carrying values totaling $322 million. See “Short-term Borrowing Arrangements” for additional information on our FHLB borrowing capacity. In addition to its FHLB borrowing line, the Company has unsecured short-term borrowing agreements with three of its correspondent banks in the amounts of $20 million, $11 million and $10 million. There were no outstanding borrowings under the FHLB or the correspondent bank borrowing lines at December 31, 2017 or 2016.

Customer deposits are the Company’s primary source of funds. Total deposits increased by $80.3 million, or 14%, from $582.4 million at December 31, 2016 to $662.7 million at December 31, 2017. Deposits are held in various forms with varying maturities. The Company’s securities portfolio, Federal funds sold, FHLB advances, and cash and due from banks serve as the primary sources of liquidity, providing adequate funding for loans during periods of high loan demand. During periods of decreased lending, funds obtained from the maturing or sale of investments, loan payments, and new deposits are invested in short-term earning assets, such as cash held at the FRB, Federal funds sold and investment securities, to serve as a source of funding for future loan growth. Management believes that the Company’s available sources of funds, including borrowings, will provide adequate liquidity for its operations in the foreseeable future.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a smaller reporting company we are not required to provide the information required by this item.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The following consolidated financial statements of Plumas Bancorp and subsidiary, and report of the independent registered public accounting firm are included in the Annual Report of Plumas Bancorp to its shareholders for the years ended December 31, 2017, 2016 and 2015.

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Management of Plumas Bancorp and subsidiary (the “Company”), is responsible for establishing and maintaining adequate internal control over financial reporting. The Company’s internal control over financial reporting is a process designed under the supervision of the Company’s Chief Executive Officer and Chief Financial Officer to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company’s financial statements for external reporting purposes in accordance with accounting principles generally accepted in the United States of America.

As of December 31, 2017, management assessed the effectiveness of the Company’s internal control over financial reporting based on the framework established in the 2013 Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  Based on this assessment, management has determined that the Company’s internal control over financial reporting as of December 31, 2017, is effective.

Vavrinek, Trine, Day & Co., LLP, the independent registered public accounting firm that audited the 2017 consolidated financial statements included in this annual report on Form 10-K, has issued an audit report on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2017, which is included herein.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders

Plumas Bancorp and Subsidiary

Quincy, California

Opinions on the Consolidated Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Plumas Bancorp and Subsidiary (the "Company") as of December 31, 2017 and 2016, and the related consolidated statements of income and comprehensive income, changes in shareholders' equity, and cash flows for each of the years in the three year period ended December 31, 2017, and the related notes (collectively referred to as the "financial statements").

We also have audited the Company's internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework: (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the years in the three year period ended December 31, 2017 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework: (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

Basis for Opinions

The Company's management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's financial statements and an opinion on the Company's internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud, and whether effective internal control over financial reporting was maintained in all material respects.

Our audits of the financial statements included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, and as well as evaluating the overall presentation of the financial statements. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

(Continued)

Definition and Limitations of Internal Control Over Financial Reporting

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ Vavrinek, Trine, Day & Co., LLP

We have served as the Company's auditor since 2013.

Laguna Hills, California

March 12, 2018

PLUMAS BANCORP AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

December 31, 2017 and 2016

	2017	2016
ASSETS

Cash and cash equivalents	$87,537,000	$62,646,000
Investment securities available for sale	137,466,000	101,595,000
Loans, less allowance for loan losses of $6,669,000 in 2017 and $6,549,000 in 2016	482,248,000	456,580,000
Real estate acquired through foreclosure	1,344,000	735,000
Premises and equipment, net	11,346,000	11,768,000
Bank owned life insurance	12,866,000	12,528,000
Accrued interest receivable and other assets	12,620,000	12,123,000

Total assets	$745,427,000	$657,975,000

LIABILITIES AND SHAREHOLDERS' EQUITY

Deposits:
Non-interest bearing	$282,239,000	$236,779,000
Interest bearing	380,418,000	345,574,000

Total deposits	662,657,000	582,353,000

Repurchase agreements	10,074,000	7,547,000
Note payable	-	2,375,000
Accrued interest payable and other liabilities	6,686,000	7,396,000
Junior subordinated deferrable interest debentures	10,310,000	10,310,000

Total liabilities	689,727,000	609,981,000

Commitments and contingencies (Note 11)

Shareholders' equity:
Serial preferred stock - no par value; 10,000,000 shares authorized; none outstanding	-	-
Common stock - no par value; 22,500,000 shares authorized; issued and outstanding – 5,064,972 at December 31, 2017 and 4,896,875 at December 31, 2016	6,415,000	5,918,000
Retained earnings	49,855,000	43,048,000
Accumulated other comprehensive loss, net of taxes	(570,000)	(972,000)

Total shareholders' equity	55,700,000	47,994,000

Total liabilities and shareholders' equity	$745,427,000	$657,975,000

The accompanying notes are an integral part of these consolidated financial statements.

PLUMAS BANCORP AND SUBSIDIARY

 CONSOLIDATED STATEMENTS OF INCOME

For the Years Ended December 31, 2017, 2016 and 2015

	2017	2016	2015
Interest income:
Interest and fees on loans	$25,800,000	$22,928,000	$20,747,000
Interest on investment securities:
Taxable	1,791,000	1,382,000	1,351,000
Exempt from Federal income taxes	688,000	516,000	343,000
Other	674,000	274,000	174,000

Total interest income	28,953,000	25,100,000	22,615,000

Interest expense:
Interest on deposits	582,000	537,000	518,000
Interest on note payable	28,000	133,000	155,000
Interest on subordinated debenture	-	-	219,000
Interest on junior subordinated deferrable interest debentures	401,000	348,000	306,000
Other	6,000	5,000	6,000

Total interest expense	1,017,000	1,023,000	1,204,000

Net interest income before provision for loan losses	27,936,000	24,077,000	21,411,000

Provision for loan losses	600,000	800,000	1,100,000

Net interest income after provision for loan losses	27,336,000	23,277,000	20,311,000

Non-interest income:
Service charges	4,454,000	4,031,000	3,954,000
Gain on sale of loans	2,039,000	1,770,000	1,942,000
Loan servicing fees	731,000	642,000	562,000
(Loss) gain on sale of investments	(158,000)	(32,000)	21,000
Earnings on bank owned life insurance policies, net	338,000	341,000	342,000
Other	876,000	900,000	894,000

Total non-interest income	8,280,000	7,652,000	7,715,000

(Continued)

PLUMAS BANCORP AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME

(Continued)

For the Years Ended December 31, 2017, 2016 and 2015

	2017	2016	2015

Non-interest expenses:
Salaries and employee benefits	$11,505,000	$10,440,000	$10,277,000
Occupancy and equipment	2,840,000	2,847,000	2,782,000
Other	5,766,000	5,409,000	5,432,000
Total non-interest expenses	20,111,000	18,696,000	18,491,000

Income before income taxes	15,505,000	12,233,000	9,535,000

Provision for income taxes	7,316,000	4,759,000	3,717,000

Net income	$8,189,000	$7,474,000	$5,818,000

Basic earnings per common share	$1.64	$1.54	$1.21
Diluted earnings per common share	$1.58	$1.47	$1.15
Common dividends per share	$0.28	$0.10	$-

The accompanying notes are an integral part of these consolidated financial statements.

PLUMAS BANCORP AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

For the Years Ended December 31, 2017, 2016 and 2015

	2017	2016	2015
Net Income	$8,189,000	$7,474,000	$5,818,000
Other comprehensive income (loss):
Change in net unrealized gain (loss)	687,000	(1,614,000)	51,000
Less: reclassification adjustments for net losses (gains) included in net income	158,000	32,000	(21,000)

Net unrealized holding gain (loss)	845,000	(1,582,000)	30,000

Related income tax effect:
Change in unrealized (gain) loss	(284,000)	665,000	(21,000)
Reclassification of (losses) gains included in net income	(65,000)	(13,000)	9,000

Income tax effect	(349,000)	652,000	(12,000)

Total other comprehensive income (loss)	496,000	(930,000)	18,000
Comprehensive income	$8,685,000	$6,544,000	$5,836,000

The accompanying notes are an integral part of these consolidated financial statements.

PLUMAS BANCORP AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

For the Years Ended December 31, 2017, 2016 and 2015

	Common Stock		Retained	Accumulated Other Comprehensive (Loss) Income	Total Shareholders’
	Shares	Amount	Earnings	(Net of Taxes)	Equity

Balance, January 1, 2015	4,799,139	$6,312,000	$30,245,000	$(60,000)	$36,497,000

Net Income			5,818,000		5,818,000
Other comprehensive income				18,000	18,000
Exercise of stock options and tax effect	39,700	125,000			125,000
Retirement of common stock in connection with the exercise of stock options	(3,407)	(32,000)			(32,000)
Stock-based compensation expense		70,000			70,000
Balance, December 31, 2015	4,835,432	6,475,000	36,063,000	(42,000)	42,496,000

Net Income			7,474,000		7,474,000
Other comprehensive loss				(930,000)	(930,000)
Exercise of stock options and tax effect	61,443	189,000			189,000
Repurchase of common stock warrant		(862,000)			(862,000)
Cash dividend on common stock			(489,000)		(489,000)
Stock-based compensation expense		116,000			116,000
Balance, December 31, 2016	4,896,875	5,918,000	43,048,000	(972,000)	47,994,000

Net Income			8,189,000		8,189,000
Other comprehensive income				496,000	496,000
Cumulative effect of adopting of ASU 2016-09		84,000	(78,000)		6,000
Reclassification of stranded tax effects from change in tax rate			94,000	(94,000)	-
Exercise of stock options	59,985	261,000			261,000
Cashless exercise of common stock warrant	108,112				-
Cash dividends on common stock			(1,398,000)		(1,398,000)
Stock-based compensation expense		152,000			152,000
Balance, December 31, 2017	5,064,972	$6,415,000	$49,855,000	$(570,000)	$55,700,000

The accompanying notes are an integral part of these consolidated financial statements.

PLUMAS BANCORP AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Years Ended December 31, 2017, 2016 and 2015

	2017	2016	2015

Cash flows from operating activities:
Net income	$8,189,000	$7,474,000	$5,818,000
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	600,000	800,000	1,100,000
Change in deferred loan origination costs/fees, net	(754,000)	(491,000)	(350,000)
Stock-based compensation expense	152,000	116,000	70,000
Depreciation and amortization	1,026,000	1,076,000	1,151,000
Amortization of investment security premiums	615,000	650,000	506,000
Loss (gain) on sale of investments	158,000	32,000	(21,000)
Gain on sale of loans held for sale	(2,039,000)	(1,770,000)	(1,942,000)
Loans originated for sale	(31,348,000)	(30,368,000)	(26,699,000)
Proceeds from loan sales	36,583,000	30,727,000	29,430,000
Provision from change in OREO valuation	124,000	37,000	79,000
Net gain on sale of OREO	(130,000)	(60,000)	(198,000)
Net gain on sale of other vehicles owned	(10,000)	(36,000)	(78,000)
Earnings on bank owned life insurance policies	(338,000)	(341,000)	(342,000)
Provision (benefit) for deferred income taxes	503,000	(660,000)	(539,000)
Decrease (increase) in accrued interest receivable and other assets	(513,000)	975,000	(1,298,000)
(Decrease) increase in accrued interest payable and other liabilities	(1,340,000)	738,000	540,000
Net cash provided by operating activities	11,478,000	8,899,000	7,227,000

(Continued)

PLUMAS BANCORP AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Continued)

For the Years Ended December 31, 2017, 2016 and 2015

	2017	2016	2015

Cash flows from investing activities:
Proceeds from matured and called available- for-sale investment securities	$-	$4,000,000	$3,499,000
Proceeds from sale of available-for-sale securities	9,594,000	14,589,000	12,260,000
Purchases of available-for-sale investment securities	(58,341,000)	(39,643,000)	(34,609,000)
Proceeds from principal repayments from available-for-sale government-guaranteed mortgage-backed securities	12,702,000	13,905,000	12,015,000
Net increase in loans	(30,962,000)	(60,619,000)	(32,777,000)
Proceeds from sale of vehicles	313,000	331,000	445,000
Proceeds from sale of other real estate	689,000	2,245,000	2,281,000
Proceeds from sale of premises and equipment	-	42,000	1,032,000
Purchases of premises and equipment	(531,000)	(600,000)	(2,645,000)
Net cash used in investing activities	(66,536,000)	(65,750,000)	(38,499,000)

Cash flows from financing activities:
Net increase in demand, interest-bearing and savings deposits	83,866,000	57,738,000	63,464,000
Net decrease in time deposits	(3,562,000)	(2,661,000)	(4,079,000)
Net increase (decrease) in securities sold under agreements to repurchase	3,157,000	(124,000)	(1,955,000)
Redemption of subordinated debenture	-	-	(7,500,000)
Cash dividends paid on common stock	(1,398,000)	(489,000)	-
Increase in note payable	-	-	4,000,000
Principal payment on note payable	(2,375,000)	(2,500,000)	(125,000)
Repurchase of common stock warrant	-	(862,000)	-
Proceeds from exercise of stock options	261,000	200,000	88,000
Net cash provided by financing activities	79,949,000	51,302,000	53,893,000

Increase (decrease) in cash and cash equivalents	24,891,000	(5,549,000)	22,621,000

Cash and cash equivalents at beginning of year	62,646,000	68,195,000	45,574,000
Cash and cash equivalents at end of year	$87,537,000	$62,646,000	$68,195,000

 (Continued)

PLUMAS BANCORP AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Continued)

For the Years Ended December 31, 2017, 2016 and 2015

	2017	2016	2015
Supplemental disclosure of cash flow information:

Cash paid during the year for:
Interest expense	$1,012,000	$1,022,000	$1,172,000
Income taxes	$7,175,000	$5,206,000	$4,405,000

Non-cash investing activities:
Real estate acquired through foreclosure	$1,293,000	$1,201,000	$328,000
Vehicles acquired through repossession	$325,000	$277,000	$382,000
Loans provided for sales of real estate owned	$480,000	$2,073,000	$593,000

Non-Cash Financing Activities:
Common stock retired in connection with the exercise of stock options	$10,000	$-	$-
Common stock issued in connection with the cashless exercise of stock warrant	$787,000	$-	$-

The accompanying notes are an integral part of these consolidated financial statements.

PLUMAS BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	THE BUSINESS OF PLUMAS BANCORP

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

The Bank operates eleven branches in California, including branches in Alturas, Chester, Fall River Mills, Greenville, Kings Beach, Portola, Quincy, Redding, Susanville, Tahoe City, and Truckee. In December, 2015 the Bank opened a branch in Reno, Nevada; its first branch outside of California. The Bank’s administrative headquarters is in Quincy, California. In addition, the Bank operates a lending office specializing in government-guaranteed lending in Auburn, California, and commercial/agricultural lending offices in Chico, California and Klamath Falls, Oregon. The Bank's primary source of revenue is generated from providing loans to customers who are predominately small and middle market businesses and individuals residing in the surrounding areas.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Consolidation and Basis of Presentation

The consolidated financial statements include the accounts of the Company and the consolidated accounts of its wholly-owned subsidiary, Plumas Bank. All significant intercompany balances and transactions have been eliminated.

Plumas Statutory Trust I and Trust II are not consolidated into the Company's consolidated financial statements and, accordingly, are accounted for under the equity method. The Company's investment in Trust I of $328,000 and Trust II of $169,000 are included in accrued interest receivable and other assets on the consolidated balance sheet. The junior subordinated deferrable interest debentures issued and guaranteed by the Company and held by Trust I and Trust II are reflected as debt on the consolidated balance sheet.

The accounting and reporting policies of Plumas Bancorp and subsidiary conform with accounting principles generally accepted in the United States of America and prevailing practices within the banking industry.

Reclassifications

Certain reclassifications have been made to prior years’ balances to conform to the classifications used in 2017. These reclassifications had no impact on the Company’s consolidated financial position, results of operations or net change in cash and cash equivalents.

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

Cash and Cash Equivalents

For the purpose of the statement of cash flows, cash and due from banks and Federal funds sold are considered to be cash equivalents. Generally, Federal funds are sold for one day periods. Cash held with other federally insured institutions in excess of FDIC limits as of December 31, 2017 was $7.0 million. Net cash flows are reported for customer loans and deposit transactions and repurchase agreements.

Investment Securities

Investments are classified into one of the following categories:

●

Available-for-sale securities reported at fair value, with unrealized gains and losses excluded from earnings and reported, net of taxes, as accumulated other comprehensive income (loss) within shareholders' equity.

●

Held-to-maturity securities, which management has the positive intent and ability to hold, reported at amortized cost, adjusted for the accretion of discounts and amortization of premiums. As of December 31, 2017 and 2016 the Company did not have any investment securities classified as held-to-maturity.

Management determines the appropriate classification of its investments at the time of purchase and may only change the classification in certain limited circumstances.

As of December 31, 2017 and 2016 the Company did not have any investment securities classified as trading and gains or losses on the sale of securities are computed on the specific identification method. Interest earned on investment securities is reported in interest income, net of applicable adjustments for accretion of discounts and amortization of premiums accounted for by the level yield method with no pre-payment anticipated.

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

Investment in Federal Home Loan Bank Stock

As a member of the Federal Home Loan Bank (FHLB) System, the Bank is required to maintain an investment in the capital stock of the FHLB. The investment is carried at cost classified as a restricted security, and periodically evaluated for impairment based on ultimate recovery of par value. At December 31, 2017 and December 31, 2016, the Company held $2,685,000 and $2,438,000, respectively of FHLB stock. On the consolidated balance sheet, FHLB stock is included in accrued interest receivable and other assets.

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

As of December 31, 2017 and 2016 the Company had $614 thousand and $2.5 million, respectively in government guaranteed loans held for sale. Loans held for sale are recorded at the lower of cost or fair value and therefore may be reported at fair value on a non-recurring basis. The fair values for loans held for sale are based on either observable transactions of similar instruments or formally committed loan sale prices.

Government guaranteed loans with unpaid balances of $112,781,000 and $96,592,000 were being serviced for others at December 31, 2017 and 2016, respectively.

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

The Company may not "carry over" or create a valuation allowance in the initial accounting for loans acquired under these circumstances. At December 31, 2017 and 2016, there were no such loans being accounted for under this policy.

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

The Company maintains a separate allowance for each portfolio segment (loan type). These portfolio segments include commercial, agricultural, real estate construction (including land and development loans), commercial real estate mortgage, residential mortgage, home equity loans, automobile loans and other loans primarily consisting of consumer installment loans. The allowance for loan losses attributable to each portfolio segment, which includes both impaired loans and loans that are not impaired, is combined to determine the Company’s overall allowance, and is included as a component of loans on the consolidated balance sheet.

The Company assigns a risk rating to all loans and periodically, but not less than annually, performs detailed reviews of all criticized and classified loans over $100,000 to identify credit risks and to assess the overall collectability of the portfolio. These risk ratings are also subject to examination by independent specialists engaged by the Company and the Company’s regulators. During these internal reviews, management monitors and analyzes the financial condition of borrowers and guarantors, trends in the industries in which borrowers operate and the fair values of collateral securing these loans. These credit quality indicators are used to assign a risk rating to each individual loan.

PLUMAS BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Allowance for Loan Losses (continued)

The risk ratings can be grouped into three major categories, defined as follows:

Special Mention – Loans classified as special mention have a potential weakness that deserves management’s close attention. If left uncorrected, these potential weaknesses my result in deterioration of the repayment prospects for the loan or of the institution’s credit position at some future date.

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

Loans not meeting the criteria above that are analyzed individually as part of the above described process are considered to be pass-rated loans.

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

Other – Other loans primarily consist of consumer loans and are similar in nature to automobile loans.

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

The Company also maintains a separate allowance for off-balance-sheet commitments. Management estimates anticipated losses using historical data and utilization assumptions. The allowance for these commitments totaled $200,000 at December 31, 2017 and 2016 and is included in accrued interest payable and other liabilities in the consolidated balance sheet.

PLUMAS BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Other Real Estate

Other real estate owned relates to real estate acquired in full or partial settlement of loan obligations, which was $1,344,000 ($2,642,000 less a valuation allowance of $1,298,000) at December 31, 2017 and $735,000 ($2,005,000 less a valuation allowance of $1,270,000) at December 31, 2016. Of these amounts $110,000 at December 31, 2017 and 84,000 at December 31, 2016 represent foreclosed residential real estate property. No consumer mortgage loans secured by residential real estate properties were in the process of foreclosure at December 31, 2017. There were four consumer mortgage loans with a balance of $335 thousand secured by residential real estate properties for which formal foreclosure proceedings were in process at December 31, 2016. Proceeds from sales of other real estate owned totaled $689,000, $2,245,000 and $2,281,000 for the years ended December 31, 2017, 2016 and 2015, respectively. For the years ended December 31, 2017, 2016 and 2015 the Company recorded gains on sale of other real estate owned of $130,000, $60,000 and $198,000, respectively. Other real estate owned is initially recorded at fair value less cost to sell when acquired, any excess of the Bank's recorded investment in the loan balance and accrued interest income over the estimated fair value of the property less costs to sell is charged against the allowance for loan losses. A valuation allowance for losses on other real estate is maintained to provide for temporary declines in value. The allowance is established through a provision for losses on other real estate which is included in other expenses. Subsequent gains or losses on sales or write-downs resulting from permanent impairment are also recorded in other expenses as incurred.

The following table provides a summary of the change in the OREO balance for the years ended December 31, 2017 and 2016:

	Year Ended December 31,
	2017	2016
Beginning balance	$735,000	$1,756,000
Additions	1,292,000	1,200,000
Dispositions	(559,000)	(2,184,000)
Write-downs	(124,000)	(37,000)
Ending balance	$1,344,000	$735,000

Intangible Assets

Intangible assets consist of core deposit intangibles related to branch acquisitions and are amortized using the straight-line method over a period not to exceed fifteen years. The Company evaluates the recoverability and remaining useful life annually to determine whether events or circumstances warrant a revision to the intangible asset or the remaining period of amortization. There were no such events or circumstances during the periods presented. At December 31, 2017 and 2016, intangible assets totaled $81,000 and $87,000, respectively.

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

Interest expense and penalties associated with unrecognized tax benefits, if any, are classified as income tax expense in the consolidated income statement. There have been no significant changes to unrecognized tax benefits or accrued interest and penalties for the years ended December 31, 2017 and 2016.

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

Comprehensive Income

Comprehensive income consists of net income and other comprehensive income. Other comprehensive income includes unrealized gains and losses on securities available for sale which are also recognized as separate components of equity. The amount reclassified out of other accumulated comprehensive income relating to realized (losses) gains on securities available for sale was $(158,000), $(32,000) and $21,000 for 2017, 2016 and 2015, with the related tax effect of $(65,000), $(13,000) and $9,000, respectively.

In February 2018, the FASB issued ASU 2018-02, Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income (“AOCI”).  The Company early adopted this new standard in the current year.  ASU 2018-02 allows entities to elect to reclassify stranded tax effects on items within AOCI, resulting from the new tax bill signed into law on December 22, 2017, to retained earnings. The Company elected to early adopt this new standard in 2017 and recorded a reclassification from AOCI to retained earnings in the amount of $94,000

Dividend Restrictions

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

Stock-Based Compensation

Compensation expense related to the Company’s Stock Option Plans, net of related tax benefit, recorded in 2017, 2016 and 2015 totaled $141,000, $103,000 and $63,000 or $0.03, $0.02 and $0.01 per diluted share, respectively. Compensation expense is recognized over the vesting period on a straight line accounting basis.

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

During 2016 the Company granted options to purchase 108,000 shares of common stock, respectively. The fair value of each option was estimated on the date of grant using the following assumptions.

2016
Expected life of stock options (in years)	5.1
Risk free interest rate	1.52%
Volatility	53.6%
Dividend yields	2.00%
Weighted-average fair value of options granted during the year	$3.55

No options were granted during the years ended December 31, 2017 and 2015.

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

In February 2018, the FASB issued ASU 2018-02, Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income (“AOCI”). ASU 2018-02 allows entities to elect to reclassify stranded tax effects on items within AOCI, resulting from the new tax bill signed into law on December 22, 2017, to retained earnings. The Company elected to early adopt this new standard in 2017 and recorded a reclassification from AOCI to retained earnings in the amount of $94,000.

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

PLUMAS BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

3.	FAIR VALUE MEASUREMENTS (Continued)

Fair Value of Financial Instruments

The carrying amounts and estimated fair values of financial instruments, at December 31, 2017 are as follows:

		Fair Value Measurements at December 31, 2017 Using:
	Carrying Value	Level 1	Level 2	Level 3	Total Fair Value
Financial assets:
Cash and cash equivalents	$87,537,000	$87,537,000			$87,537,000
Investment securities	137,466,000		$137,466,000		137,466,000
Loans, net	482,248,000			$484,269,000	484,269,000
FHLB stock	2,685,000				N/A
Accrued interest receivable	2,582,000	31,000	522,000	2,029,000	2,582,000
Financial liabilities:
Deposits	662,657,000	616,617,000	46,061,000		662,678,000
Repurchase agreements	10,074,000		10,074,000		10,074,000
Junior subordinated deferrable interest debentures	10,310,000			7,829,000	7,829,000
Accrued interest payable	64,000	10,000	39,000	15,000	64,000

The carrying amounts and estimated fair values of financial instruments, at December 31, 2016 are as follows:

		Fair Value Measurements at December 31, 2016 Using:
	Carrying Value	Level 1	Level 2	Level 3	Total Fair Value
Financial assets:
Cash and cash equivalents	$62,646,000	$62,646,000			$62,646,000
Investment securities	101,595,000		$101,595,000		101,595,000
Loans, net	456,580,000			$459,618,000	459,618,000
FHLB stock	2,438,000				N/A
Accrued interest receivable	2,312,000	7,000	398,000	1,907,000	2,312,000
Financial liabilities:
Deposits	582,353,000	532,750,000	49,586,000		582,336,000
Repurchase agreements	7,547,000		7,547,000		7,547,000
Note payable	2,375,000			2,375,000	2,375,000
Junior subordinated deferrable interest debentures	10,310,000			7,762,000	7,762,000
Accrued interest payable	59,000	9,000	36,000	14,000	59,000

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

The following tables present information about the Company’s assets and liabilities measured at fair value on a recurring and non-recurring basis as of December 31, 2017 and December 31, 2016, and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value:

Assets and liabilities measured at fair value on a recurring basis at December 31, 2017 are summarized below:

		Fair Value Measurements at December 31, 2017 Using
	Total Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
U.S. Government-sponsored agencies collateralized by mortgage obligations-residential	$103,788,000	$-	$103,788,000	$-
Obligations of states and political subdivisions	33,678,000		33,678,000
	$137,466,000	$-	$137,466,000	$-

Assets and liabilities measured at fair value on a recurring basis at December 31, 2016 are summarized below:

		Fair Value Measurements at December 31, 2016 Using
	Total Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
U.S. Government-sponsored agencies collateralized by mortgage obligations-residential	$74,911,000	$-	$74,911,000	$-
Obligations of states and political subdivisions	26,684,000		26,684,000
	$101,595,000	$-	$101,595,000	$-

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

 PLUMAS BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

3.	FAIR VALUE MEASUREMENTS (Continued)

Assets and liabilities measured at fair value on a non-recurring basis at December 31, 2017 are summarized below:

		Fair Value Measurements at December 31, 2017 Using
	Total Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Gains (Losses)
Assets:
Impaired loans:
Equity lines of credit	$80,000	$-	$-	$80,000	$7,000
Total impaired loans	80,000	-	-	80,000	7,000
Other real estate:
Real estate – residential	-			-	(3,000)
Real estate – commercial	285,000			285,000	(9,000)
Real estate – construction and land development	969,000			969,000	(112,000)
Equity lines of credit	90,000			90,000	-
Total other real estate	1,344,000	-	-	1,344,000	(124,000)
	$1,424,000	$-	$-	$1,424,000	$(117,000)

Assets and liabilities measured at fair value on a non-recurring basis at December 31, 2016 are summarized below:

		Fair Value Measurements at December 31, 2016 Using
	Total Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Gains (Losses)
Assets:
Impaired loans:
Real estate – commercial	$453,000	$-	$-	$453,000	$(81,000)
Equity lines of credit	83,000			83,000	6,000
Total impaired loans	536,000	-	-	536,000	(75,000)
Other real estate:
Real estate – residential	10,000			10,000	-
Real estate – commercial	84,000			84,000	(37,000)
Real estate – construction and land development	641,000			641,000	-
Total other real estate	735,000	-	-	735,000	(37,000)
	$1,271,000	$-	$-	$1,271,000	$(112,000)

PLUMAS BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

3.	FAIR VALUE MEASUREMENTS (Continued)

The Company has no liabilities which are reported at fair value.

The following methods were used to estimate fair value.

Collateral-Dependent Impaired Loans: The Bank does not record loans at fair value on a recurring basis. However, from time to time, fair value adjustments are recorded on these loans to reflect partial write-downs, through charge-offs or specific reserve allowances, that are based on fair value estimates of the underlying collateral. The fair value estimates for collateral-dependent impaired loans are generally based on recent real estate appraisals or broker opinions, obtained from independent third parties, which are frequently adjusted by management to reflect current conditions and estimated selling costs (Level 3).   Net gains (losses) of $7,000 and $(75,000) represent impairment charges recognized during the years ended December 31, 2017 and 2016, respectively, related to the above impaired loans.

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

The following table presents quantitative information about Level 3 fair value measurements for financial instruments measured at fair value on a non-recurring basis at December 31, 2017 and 2016 (dollars in thousands):

					Range			Range
Description	Fair Value 12/31/2017	Fair Value 12/31/2016	Valuation Technique	Significant Unobservable Input	(Weighted Average) 12/31/2017			(Weighted Average) 12/31/2016
Impaired Loans:

RE – Commercial	$-	$453	Third Party appraisals	Management Adjustments to Reflect Current Conditions and Selling Costs		N/A			12%	(12%)

Equity Lines of Credit	$80	$83	Third Party appraisals	Management Adjustments to Reflect Current Conditions and Selling Costs		8%	(8%)		8%	(8%)

Other Real Estate:

RE – Residential	$-	$10	Third Party appraisals	Management Adjustments to Reflect Current Conditions and Selling Costs		N/A			48%	(48%)

Construction and Land	$969	$641	Third Party appraisals	Management Adjustments to Reflect Current Conditions and Selling Costs		10%	(10)%	10%	-	36% (33%)

RE – Commercial	$285	$84	Third Party appraisals	Management Adjustments to Reflect Current Conditions and Selling Costs	17%	-	31% (22%)		40%	(40%)

Equity Lines of Credit	$90	$-	Third Party appraisals	Management Adjustments to Reflect Current Conditions and Selling Costs		10%	(10%)		N/A

PLUMAS BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

4.	INVESTMENT SECURITIES

The amortized cost and estimated fair value of investment securities at December 31, 2017 and 2016 consisted of the following:

Available-for-Sale	2017
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Debt securities:
U.S. Government-sponsored agencies collateralized by mortgage obligations-residential	$104,935,000	$26,000	$(1,173,000)	$103,788,000
Obligations of states and political subdivisions	33,340,000	482,000	(144,000)	33,678,000
	$138,275,000	$508,000	$(1,317,000)	$137,466,000

Unrealized loss on available-for-sale investment securities totaling $809,000 were recorded, net of $239,000 in tax benefits, as accumulated other comprehensive loss within shareholders' equity at December 31, 2017. During the year ended December 31, 2017 the Company sold sixteen available-for-sale investment securities for total proceeds of $9,594,000 recording a $158,000 loss on sale. The Company realized a gain on sale from four of these securities totaling $4,000 and a loss on sale on twelve securities of $162,000.

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

Investment securities with unrealized losses at December 31, 2017 and 2016 are summarized and classified according to the duration of the loss period as follows:

December 31, 2017
	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Debt securities:
U.S. Government agencies collateralized by mortgage obligations-residential	$60,070,000	$441,000	$31,213,000	$732,000	$91,283,000	$1,173,000
Obligations of states and political subdivisions	2,621,000	31,000	3,403,000	113,000	6,024,000	144,000
	$62,691,000	$472,000	$34,616,000	$845,000	$97,307,000	$1,317,000

PLUMAS BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

4.	INVESTMENT SECURITIES (Continued)

Investment securities with unrealized losses at December 31, 2016 are summarized and classified according to the duration of the loss period as follows:

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

At December 31, 2017, the Company held 192 securities of which 92 were in a loss position. Of the securities in a loss position, 56 were in a loss position for less than twelve months. Of the 192 securities 77 are U.S. Government-sponsored agencies collateralized by residential mortgage obligations and 115 were obligations of states and political subdivisions. The unrealized losses relate principally to market rate conditions. All of the securities continue to pay as scheduled. When analyzing an issuer’s financial condition, management considers the length of time and extent to which the market value has been less than cost; the historical and implied volatility of the security; the financial condition of the issuer of the security; and the Company’s intent and ability to hold the security to recovery. As of December 31, 2017, management does not have the intent to sell these securities nor does it believe it is more likely than not that it will be required to sell these securities before the recovery of its amortized cost basis. Based on the Company’s evaluation of the above and other relevant factors, the Company does not believe the securities that are in an unrealized loss position as of December 31, 2017 are other than temporarily impaired.

The amortized cost and estimated fair value of investment securities at December 31, 2017 by contractual maturity are shown below. Expected maturities will differ from contractual maturities because the issuers of the securities may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized Cost	Estimated Fair Value
After one year through five years	$4,649,000	$4,706,000
After five years through ten years	16,897,000	17,098,000
After ten years	11,794,000	11,874,000
Investment securities not due at a single maturity date:
Government-sponsored mortgage-backed securities	104,935,000	103,788,000
	$138,275,000	$137,466,000

Investment securities with amortized costs totaling $82,059,000 and $73,331,000 and estimated fair values totaling $81,006,000 and $72,112,000 at December 31, 2017 and 2016, respectively, were pledged to secure deposits and repurchase agreements.

There were no transfers of available-for-sale investment securities during the years ended December 31, 2017, 2016 or 2015. There were no securities classified as held-to-maturity at December 31, 2017 or December 31, 2016.

PLUMAS BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

5.	LOANS AND THE ALLOWANCE FOR LOAN LOSSES

Outstanding loans are summarized below:

	December 31,
	2017	2016
Commercial	$39,620,000	$41,293,000
Agricultural	58,908,000	51,103,000
Real estate – residential	16,624,000	21,283,000
Real estate – commercial	240,257,000	226,136,000
Real estate – construction & land development	25,181,000	21,904,000
Equity lines of credit	41,798,000	42,338,000
Auto	60,438,000	53,553,000
Other	3,808,000	3,513,000
	486,634,000	461,123,000
Deferred loan costs, net	2,283,000	2,006,000
Allowance for loan losses	(6,669,000)	(6,549,000)
Loans, net	$482,248,000	$456,580,000

Changes in the allowance for loan losses were as follows:

	Year Ended December 31,
	2017	2016	2015
Balance, beginning of year	$6,549,000	$6,078,000	$5,451,000
Provision charged to operations	600,000	800,000	1,100,000
Losses charged to allowance	(879,000)	(979,000)	(827,000)
Recoveries	399,000	650,000	354,000
Balance, end of year	$6,669,000	$6,549,000	$6,078,000

The recorded investment in impaired loans totaled $2,270,000 and $5,442,000 at December 31, 2017 and 2016, respectively. The Company had specific allowances for loan losses of $82,000 on impaired loans of $475,000 at December 31, 2017 as compared to specific allowances for loan losses of $366,000 on impaired loans of $1,534,000 at December 31, 2016. The balance of impaired loans in which no specific reserves were required totaled $1,795,000 and $3,908,000 at December 31, 2017 and 2016, respectively. The average recorded investment in impaired loans for the years ended December 31, 2017, 2016 and 2015 was $1,760,000, $5,077,000 and $6,528,000, respectively. The Company recognized $73,000, $149,000 and $119,000 in interest income on impaired loans during the years ended December 31, 2017, 2016 and 2015, respectively. Of these amounts $0, $29,000 and $0 were recognized on the cash basis, respectively.

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

The carrying value of troubled debt restructurings at December 31, 2017 and December 31, 2016 was $1,111,000 and $4,616,000, respectively. The Company has allocated $63,000 and $342,000 of specific reserves on loans to customers whose loan terms have been modified in troubled debt restructurings as of December 31, 2017 and December 31, 2016, respectively. The Company has not committed to lend additional amounts on loans classified as troubled debt restructurings at December 31, 2017 and December 31, 2016.

There were no new troubled debt restructurings during the twelve months ending December 31, 2017 and 2016.

There were no troubled debt restructurings for which there was a payment default within twelve months following the modification during the twelve months ended December 31, 2017 and 2016.

At December 31, 2017 and 2016, nonaccrual loans totaled $1,226,000 and $2,724,000, respectively. Interest foregone on nonaccrual loans totaled $50,000, $164,000 and $303,000 for the twelve months ended December 31, 2017, 2016 and 2015, respectively. The Company recognized $0, $29,000 and $0 in interest income on nonaccrual loans during the years ended December 31, 2017, 2016 and 2015, respectively. At December 31, 2017 were three loans to one customer totaling $1.8 million that were 90 days past due and still accruing interest. These loans were well secured and in process of collection at December 31, 2017. There were no loans past due 90 days or more and on accrual status at December 31, 2016.

Salaries and employee benefits totaling $1,789,000, $1,882,000 and $1,337,000 have been deferred as loan origination costs during the years ended December 31, 2017, 2016 and 2015, respectively.

PLUMAS BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

5.	LOANS AND THE ALLOWANCE FOR LOAN LOSSES (Continued)

The following tables show the loan portfolio allocated by management's internal risk ratings at the dates indicated, in thousands:

December 31, 2017	Commercial Credit Exposure
	Credit Risk Profile by Internally Assigned Grade
	Commercial	Agricultural	Real Estate- Residential	Real Estate- Commercial	Real Estate- Construction	Equity LOC	Total
Grade:
Pass	$38,851	$56,859	$16,218	$239,944	$25,081	$41,636	$418,589
Special Mention	238	253	125	26	-	-	642
Substandard	531	1,796	281	287	100	162	3,157
Doubtful	-	-	-	-	-	-	-
Total	$39,620	$58,908	$16,624	$240,257	$25,181	$41,798	$422,388

December 31, 2016	Commercial Credit Exposure
	Credit Risk Profile by Internally Assigned Grade
	Commercial	Agricultural	Real Estate- Residential	Real Estate- Commercial	Real Estate- Construction	Equity LOC	Total
Grade:
Pass	$40,459	$50,790	$21,125	$223,854	$21,201	$41,983	$399,412
Special Mention	565	280	-	400	-	-	1,245
Substandard	269	33	158	1,882	703	355	3,400
Doubtful	-	-	-	-	-	-	-
Total	$41,293	$51,103	$21,283	$226,136	$21,904	$42,338	$404,057

	Consumer Credit Exposure			Consumer Credit Exposure
	Credit Risk Profile Based on Payment Activity			Credit Risk Profile Based on Payment Activity
	December 31, 2017			December 31, 2016
	Auto	Other	Total	Auto	Other	Total
Grade:
Performing	$60,060	$3,788	$63,848	$53,474	$3,511	$56,985
Non-performing	378	20	398	79	2	81
Total	$60,438	$3,808	$64,246	$53,553	$3,513	$57,066

PLUMAS BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

5.	LOANS AND THE ALLOWANCE FOR LOAN LOSSES (Continued)

The following tables show the allocation of the allowance for loan losses at the dates indicated, in thousands:

			Real Estate-	Real Estate-	Real Estate-
	Commercial	Agricultural	Residential	Commercial	Construction	Equity LOC	Auto	Other	Total
Year ended 12/31/17:
Allowance for Loan Losses
Beginning balance	$655	$466	$280	$2,740	$927	$575	$815	$91	$6,549
Charge-offs	(202)	-	-	(48)	-	(121)	(450)	(58)	(879)
Recoveries	89	-	3	115	-	4	173	15	399
Provision	183	157	(52)	(78)	(144)	75	408	51	600
Ending balance	$725	$623	$231	$2,729	$783	$533	$946	$99	$6,669

Year ended 12/31/16:
Allowance for Loan Losses
Beginning balance	$639	$294	$341	$2,525	$874	$528	$784	$93	$6,078
Charge-offs	(268)	-	(39)	(253)	(5)	(23)	(319)	(72)	(979)
Recoveries	53	-	42	3	389	2	131	30	650
Provision	231	172	(64)	465	(331)	68	219	40	800
Ending balance	$655	$466	$280	$2,740	$927	$575	$815	$91	$6,549

Year ended 12/31/15:
Allowance for Loan Losses
Beginning balance	$574	$225	$379	$1,701	$1,227	$691	$581	$73	$5,451
Charge-offs	(88)	(3)	(132)	-	(55)	(98)	(414)	(37)	(827)
Recoveries	167	6	8	-	-	6	124	43	354
Provision	(14)	66	86	824	(298)	(71)	493	14	1,100
Ending balance	$639	$294	$341	$2,525	$874	$528	$784	$93	$6,078

December 31, 2017:
Allowance for Loan Losses
Ending balance: individually evaluated for impairment	$2	$-	48	$-	$32	$-	$-	$-	$82
Ending balance: collectively evaluated for impairment	$723	$623	$183	$2,729	$751	$533	$946	$99	$6,587
Loans
Ending balance	$39,620	$58,908	$16,624	$240,257	$25,181	$41,798	$60,438	$3,808	$486,634
Ending balance: individually evaluated for impairment	$14	$253	$934	$287	$224	$162	$377	$19	$2,270
Ending balance: collectively evaluated for impairment	$39,606	$58,655	$15,690	$239,970	$24,957	$41,636	$60,061	$3,789	$484,364

December 31, 2016:
Allowance for Loan Losses
Ending balance: individually evaluated for impairment	$2	$-	53	$81	$206	$24	$-	$-	$366
Ending balance: collectively evaluated for impairment	$653	$466	$227	$2,659	$721	$551	$815	$91	$6,183
Loans
Ending balance	$41,293	$51,103	$21,283	$226,136	$21,904	$42,338	$53,553	$3,513	$461,123
Ending balance: individually evaluated for impairment	$16	$258	$1,615	$2,323	$833	$326	$69	$2	$5,442
Ending balance: collectively evaluated for impairment	$41,277	$50,845	$19,668	$223,813	$21,071	$42,012	$53,484	$3,511	$455,681

PLUMAS BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

5.	LOANS AND THE ALLOWANCE FOR LOAN LOSSES (Continued)

The following tables show an aging analysis of the loan portfolio by the time past due, in thousands:

December 31, 2017	30-89 Days Past Due	90 Days and Still Accruing	Nonaccrual	Total Past Due and Nonaccrual	Current	Total

Commercial	$1,869	$-	$-	$1,869	$37,751	$39,620
Agricultural	-	1,796	-	1,796	57,112	58,908
Real estate - residential	130	-	281	411	16,213	16,624
Real estate - commercial	-	-	287	287	239,970	240,257
Real estate – construction & land	38	-	100	138	25,043	25,181
Equity Lines of Credit	345	-	162	507	41,291	41,798
Auto	1,047	-	377	1,424	59,014	60,438
Other	20	-	19	39	3,769	3,808
Total	$3,449	$1,796	$1,226	$6,471	$480,163	$486,634

December 31, 2016	30-89 Days Past Due	90 Days and Still Accruing	Nonaccrual	Total Past Due and Nonaccrual	Current	Total

Commercial	$77	$-	$-	$77	$41,216	$41,293
Agricultural	-	-	-	-	51,103	51,103
Real estate - residential	179	-	145	324	20,959	21,283
Real estate - commercial	519	-	1,479	1,998	224,138	226,136
Real estate – construction & land	10	-	703	713	21,191	21,904
Equity Lines of Credit	276	-	326	602	41,736	42,338
Auto	919	-	69	988	52,565	53,553
Other	23	-	2	25	3,488	3,513
Total	$2,003	$-	$2,724	$4,727	$456,396	$461,123

The following tables show information related to impaired loans at the dates indicated, in thousands:

As of December 31, 2017:	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized

With no related allowance recorded:
Commercial	$-	$-		$-	$-
Agricultural	253	253		255	19
Real estate – residential	697	708		548	38
Real estate – commercial	287	287		184	-
Real estate – construction & land	-	-		-	-
Equity Lines of Credit	162	162		180	-
Auto	377	377		144	-
Other	19	19		1	-
With an allowance recorded:
Commercial	$14	$14	$2	$15	$1
Agricultural	-	-	-	-	-
Real estate – residential	237	237	48	203	7
Real estate – commercial	-	-	-	-	-
Real estate – construction & land	224	224	32	230	8
Equity Lines of Credit	-	-	-	-	-
Auto	-	-	-	-	-
Other	-	-	-	-	-
Total:
Commercial	$14	$14	$2	$15	$1
Agricultural	253	253	-	255	19
Real estate – residential	934	945	48	751	45
Real estate – commercial	287	287	-	184	-
Real estate – construction & land	224	224	32	230	8
Equity Lines of Credit	162	162	-	180	-
Auto	377	377	-	144	-
Other	19	19	-	1	-
Total	$2,270	$2,281	$82	$1,760	$73

PLUMAS BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

5.	LOANS AND THE ALLOWANCE FOR LOAN LOSSES (Continued)

The following tables show information related to impaired loans at the dates indicated, in thousands:

As of December 31, 2016:	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized

With no related allowance recorded:
Commercial	$-	$-		$-	$-
Agricultural	258	258		259	19
Real estate – residential	1,373	1,385		1,291	77
Real estate – commercial	1,789	2,227		1,589	33
Real estate – construction & land	198	198		210	-
Equity Lines of Credit	219	219		121	-
Auto	69	69		46	-
Other	2	2		-	-
With an allowance recorded:
Commercial	$16	$16	$2	$16	$1
Agricultural	-	-	-	-	-
Real estate – residential	242	242	53	243	11
Real estate – commercial	534	742	81	534	-
Real estate – construction & land	635	635	206	658	8
Equity Lines of Credit	107	107	24	110	-
Auto	-	-	-	-	-
Other	-	-	-	-	-
Total:
Commercial	$16	$16	$2	$16	$1
Agricultural	258	258	-	259	19
Real estate – residential	1,615	1,627	53	1,534	88
Real estate – commercial	2,323	2,969	81	2,123	33
Real estate – construction & land	833	833	206	868	8
Equity Lines of Credit	326	326	24	231	-
Auto	69	69	-	46	-
Other	2	2	-	-	-
Total	$5,442	$6,100	$366	$5,077	$149

		Unpaid		Average	Interest
	Recorded	Principal	Related	Recorded	Income
As of December 31, 2015:	Investment	Balance	Allowance	Investment	Recognized

With no related allowance recorded:
Commercial	$47	$47		$39	$1
Agricultural	260	260		262	20
Real estate – residential	1,347	1,359		1,346	79
Real estate – commercial	1,976	2,622		2,057	-
Real estate – construction & land	221	221		232	-
Equity Lines of Credit	199	199		156	-
Auto	65	65		21	-
Other	-	-		-	-
With an allowance recorded:
Commercial	$26	$26	$26	$29	$-
Agricultural	-	-	-	-	-
Real estate – residential	245	245	54	246	11
Real estate – commercial	1,154	1,154	371	1,203	-
Real estate – construction & land	808	808	269	822	8
Equity Lines of Credit	113	113	31	115	-
Auto	-	-	-	-	-
Other	-	-	-	-	-
Total:
Commercial	$73	$73	$26	$68	$1
Agricultural	260	260	-	262	20
Real estate – residential	1,592	1,604	54	1,592	90
Real estate – commercial	3,130	3,776	371	3,260	-
Real estate – construction & land	1,029	1,029	269	1,054	8
Equity Lines of Credit	312	312	31	271	-
Auto	65	65	-	21	-
Other	-	-	-	-	-
Total	$6,461	$7,119	$751	$6,528	$119

PLUMAS BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

6.	PREMISES AND EQUIPMENT

Premises and equipment consisted of the following:

	December 31,
	2017	2016

Land	$2,863,000	$2,863,000
Premises	16,133,000	16,028,000
Furniture, equipment and leasehold improvements	7,153,000	7,505,000
	26,149,000	26,396,000
Less accumulated depreciation and amortization	(14,803,000)	(14,628,000)
Premises and equipment, net	$11,346,000	$11,768,000

Depreciation and amortization included in occupancy and equipment expense totaled $953,000, $1,024,000 and $1,055,000 for the years ended December 31, 2017, 2016 and 2015, respectively.

7.	DEPOSITS

Interest-bearing deposits consisted of the following:

	December 31,
	2017	2016

Interest-bearing demand deposits	$99,195,000	$91,289,000
Money market	60,757,000	57,208,000
Savings	174,426,000	147,474,000
Time, $250,000 or more	3,199,000	4,055,000
Other time	42,841,000	45,548,000
Interest-bearing deposits	$380,418,000	$345,574,000

At December 31, 2017, the scheduled maturities of time deposits were as follows:

Year Ending
December 31,

2018	$35,858,000
2019	6,569,000
2020	2,515,000
2021	729,000
2022	369,000
thereafter	-
$46,040,000

Deposit overdrafts reclassified as loan balances were $240,000 and $252,000 at December 31, 2017 and 2016, respectively.

PLUMAS BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

8.	SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE

Securities sold under agreements to repurchase totaling $10,074,000 and $7,547,000 at December 31, 2017, and 2016, respectively are secured by U.S. Government agency securities with a carrying amount of $16,769,000 and $15,113,000 at December 31, 2017 and 2016, respectively.

Securities sold under agreements to repurchase are financing arrangements that mature within two years. At maturity, the securities underlying the agreements are returned to the Company. Information concerning securities sold under agreements to repurchase during 2017 and 2016 is summarized as follows:

	2017	2016
Average daily balance during the year	$7,421,000	$6,411,000
Average interest rate during the year	0.08%	0.08%
Maximum month-end balance during the year	$10,074,000	$9,069,000
Weighted average interest rate at year-end	0.09%	0.08%

9.	BORROWING ARRANGEMENTS

The Company is a member of the FHLB and can borrow up to $206,000,000 from the FHLB secured by commercial and residential mortgage loans with carrying values totaling $322,000,000. The Company is required to hold FHLB stock as a condition of membership. At December 31, 2017 and December 31, 2016, the Company held $2,685,000 and $2,438,000, respectively of FHLB stock which is recorded as a component of other assets. Based on this level of stock holdings at December 31, 2017, the Company can borrow up to $99,448,000. To borrow the $206,000,000 in available credit the Company would need to purchase $2,884,000 in additional FHLB stock. In addition to its FHLB borrowing line, the Company has unsecured short-term borrowing agreements with three of its correspondent banks in the amounts of $20 million, $11 million and $10 million. There were no outstanding borrowings to the FHLB or the correspondent banks under these agreements at December 31, 2017 and 2016.

On October 1, 2015, the Company entered into a $5.0 million term loan (the “Term Loan”), which was scheduled to mature on October 1, 2018. On April 20, 2017 Plumas Bancorp paid off the $2,250,000 remaining balance on the Term Loan. The payment was funded through a $4 million dividend from Plumas Bank. The balance of this Term Loan was $2,375,000 at December 31, 2016.

On October 1, 2017 the Company renewed its line of credit, for a one year term, with the same lender (the “Note”). The maximum amount outstanding at any one time on the Note cannot exceed $5 million. There were no balances outstanding on the Note as of December 31, 2017 or December 31, 2016. The Note bears interest at a rate of the U.S. "Prime Rate" plus one-quarter percent per annum and is secured by 100 shares of Plumas Bank stock representing the Company's 100% ownership interest in Plumas Bank. Under the Note, the Bank is subject to several negative and affirmative covenants including, but not limited to providing timely financial information, maintaining specified levels of capital, restrictions on additional borrowings, and meeting or exceeding certain capital and asset quality ratios. The Bank was in compliance with all such covenants related to the Note at December 31, 2017 and December 31, 2016. Interest expense related to the Note and the Term Loan for the years ended December 31, 2017, 2016 and 2015 totaled $28 thousand, $133 thousand and $155 thousand, respectively.

On April 15, 2013 the Company issued a $7.5 million subordinated debenture (“subordinated debt”). The subordinated debt was issued to an unrelated third-party (“Lender”) pursuant to a subordinated debenture purchase agreement, subordinated debenture note, and stock purchase warrant. On April 16, 2015 the Bancorp paid off the subordinated debt. Interest expense related to the subordinated debt for the year ended December 31, 2015 totaled $219,000.

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

In May of 2016 the Company repurchased a portion of the warrant, representing the right to purchase 150,000 shares of the registrant’s common stock at a cost of $862,000. The remaining warrant represented the right to purchase 150,000 shares of Plumas Bancorp common stock at an exercise price of $5.25 per share was scheduled to expire on April 15, 2021. In May, 2017 the warrant was exercised in a cashless exercise resulting in the issuance of 108,112 common shares.

10.	JUNIOR SUBORDINATED DEFERRABLE INTEREST DEBENTURES

Plumas Statutory Trust I and II are business trusts formed by the Company with capital of $328,000 and $169,000, respectively, for the sole purpose of issuing trust preferred securities fully and unconditionally guaranteed by the Company.

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

Trust I’s Subordinated Debentures mature on September 26, 2032, bear a current interest rate of 5.07% (based on 3-month LIBOR plus 3.40%), with repricing and payments due quarterly. Trust II’s Subordinated Debentures mature on September 28, 2035, bear a current interest rate of 3.07% (based on 3-month LIBOR plus 1.48%), with repricing and payments due quarterly. The Subordinated Debentures are redeemable by the Company, subject to receipt by the Company of prior approval from the Federal Reserve Board of Governors, on any quarterly anniversary date on or after the 5-year anniversary date of the issuance. The redemption price is par plus accrued and unpaid interest, except in the case of redemption under a special event which is defined in the debenture. The Trust Preferred Securities are subject to mandatory redemption to the extent of any early redemption of the Subordinated Debentures and upon maturity of the Subordinated Debentures on September 26, 2032 for Trust I and September 28, 2035 for Trust II.

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

Interest expense recognized by the Company for the years ended December 31, 2017, 2016 and 2015 related to the subordinated debentures was $401,000, $348,000 and $306,000, respectively.

PLUMAS BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

11.	COMMITMENTS AND CONTINGENCIES

Leases

The Company has commitments for leasing premises under the terms of noncancelable operating leases expiring from 2018 to 2021. Future minimum lease payments are as follows:

Year Ending December 31,
2018	$308,000
2019	289,000
2020	202,000
2021	91,000
2022	-
$890,000

Rental expense included in occupancy and equipment expense totaled $308,000, $276,000 and $233,000 for the years ended December 31, 2017, 2016 and 2015, respectively.

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

The following financial instruments represent off-balance-sheet credit risk:

	December 31,
	2017	2016
Commitments to extend credit	$107,366,000	$93,699,000
Letters of credit	$477,000	$625,000

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

Letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loans to customers. The fair value of the liability related to these letters of credit, which represents the fees received for issuing the guarantees, was not significant at December 31, 2017 and 2016. The Company recognizes these fees as revenues over the term of the commitment or when the commitment is used.

PLUMAS BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

11.	COMMITMENTS AND CONTINGENCIES (Continued)

At December 31, 2017, consumer loan commitments represent approximately 10% of total commitments and are generally unsecured. Commercial and agricultural loan commitments represent approximately 38% of total commitments and are generally secured by various assets of the borrower. Real estate loan commitments, including consumer home equity lines of credit, represent the remaining 52% of total commitments and are generally secured by property with a loan-to-value ratio not to exceed 80%. In addition, the majority of the Company’s commitments have variable interest rates.

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

Dividends from the Bank to the Company are restricted under California law to the lesser of the Bank's retained earnings or the Bank's net income for the latest three fiscal years, less dividends previously declared during that period, or, with the approval of the DBO, to the greater of the retained earnings of the Bank, the net income of the Bank for its last fiscal year, or the net income of the Bank for its current fiscal year. As of December 31, 2017, the maximum amount available for dividend distribution under this restriction was approximately $11,281,000. In addition the Company’s ability to pay dividends is subject to certain covenants contained in the indentures relating to the Trust Preferred Securities issued by the business trusts (see Note 10 for additional information related to the Trust Preferred Securities).

On October 20, 2016 the Company announced that its Board of Directors approved the reinstatement of a semi-annual cash dividend. The dividend in the amount of $0.10 per share was paid on November 21, 2016 to shareholders of record at the close of business day on November 7, 2016. On May 15, 2017 and November 15, 2017 the Company paid semi-annual cash dividends each of which totaled $0.14 per share.

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

	For the Year Ended December 31,
(In thousands, except per share data)	2017	2016	2015
Net Income:
Net income	$8,189	$7,474	$5,818
Earnings Per Share:
Basic earnings per share	$1.64	$1.54	$1.21
Diluted earnings per share	$1.58	$1.47	$1.15
Weighted Average Number of Shares Outstanding:
Basic shares	5,005	4,864	4,817
Diluted shares	5,185	5,098	5,058

Shares of common stock issuable under stock options and warrants for which the exercise prices were greater than the average market prices were not included in the computation of diluted earnings per share due to their antidilutive effect. Stock options and warrants not included in the computation of diluted earnings per share, due to shares not being in the-money and having an antidilutive effect, were 0, 63,000 and 53,000 for the years ended December 31, 2017, 2016 and 2015, respectively. At December 31, 2016 one stock warrant was outstanding to purchase up to 150,000 shares of the Bancorp’s common stock at an exercise price, subject to anti-dilution adjustments, of $5.25 per share. At December 31, 2015 one stock warrant was outstanding to purchase up to 300,000 shares of the Bancorp’s common stock at an exercise price, subject to anti-dilution adjustments, of $5.25 per share.

Stock Options

In 2001, the Company established a Stock Option Plan for which 46,293 shares of common stock remain reserved for issuance to employees and directors and no shares are available for future grants as of December 31, 2017.

As of December 31, 2017, all remaining shares in this plan have vested and no compensation cost remains unrecognized.

The total fair value of options vested was $0 for the years ended December 31, 2017 and 2016. The total intrinsic value of options at time of exercise was $590,000 and $427,000 for the years ended December 31, 2017 and 2016, respectively.

PLUMAS BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

12.	SHAREHOLDERS' EQUITY (Continued)

A summary of the activity within the 2001 Plan follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term in Years	Intrinsic Value

Options outstanding at January 1, 2015	306,393	$7.95
Options cancelled	(74,600)	16.26
Options exercised	(38,900)	2.95
Options outstanding at December 31, 2015	192,893	5.75
Options cancelled	(55,800)	12.61
Options exercised	(55,200)	2.95
Options outstanding at December 31, 2016	81,893	2.95
Options exercised	(35,600)	2.95
Options outstanding at December 31, 2017	46,293	$2.95	1.2	$937,000
Options exercisable at December 31, 2017	46,293	$2.95	1.2	$937,000
Expected to vest after December 31, 2017	-

In May 2013, the Company established the 2013 Stock Option Plan for which 466,200 shares of common stock are reserved and 305,600 shares are available for future grants as of December 31, 2017. The 2013 Plan requires that the option price may not be less than the fair market value of the stock at the date the option is granted, and that the stock must be paid in full at the time the option is exercised. Payment in full for the option price must be made in cash, with Company common stock previously acquired by the optionee and held by the optionee for a period of at least six months, in options of the Optionee that are fully vested and exercisable or in any combination of the foregoing. The options expire on dates determined by the Board of Directors, but not later than ten years from the date of grant. During the year ended December 31, 2016 108,000 options were granted. No options were granted during the years ended December 31, 2017 and 2015.

As of December 31, 2017, there was $196,000 of total unrecognized compensation cost related to non-vested, share-based compensation arrangements granted under the 2013 Plan. That cost is expected to be recognized over a weighted average period of 1.9 years.

PLUMAS BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

12.	SHAREHOLDERS' EQUITY (Continued)

Stock Options (continued)

A summary of the activity within the 2013 Plan follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term in Years	Intrinsic Value
Options outstanding at January 1, 2015	110,400	$6.32
Options cancelled	(7,200)	6.32
Options exercised	(800)	6.32
Options outstanding at December 31, 2015	102,400	6.32
Option granted	108,000	8.75
Options cancelled	(9,600)	7.94
Options exercised	(8,000)	6.32
Options outstanding at December 31, 2016	192,800	7.60
Options cancelled	(7,200)	8.14
Options exercised	(25,000)	6.65
Options outstanding at December 31, 2017	160,600	$7.72	5.4	$2,486,000
Options exercisable at December 31, 2017	68,000	$7.11	4.9	$1,094,000
Expected to vest after December 31, 2017	82,507	$8.18	5.7	$1,239,000

Compensation cost related to stock options recognized in operating results under the two stock option plans was $152,000, $116,000 and $70,000 for the years ended December 31, 2017, 2016 and 2015, respectively. The associated future income tax benefit recognized was $11,000, $13,000, $7,000 for the years ended December 31, 2017, 2016 and 2015, respectively.

The total fair value of options vested was $161,000 and $76,000 for the years ended December 31, 2017 and 2016, respectively. The total intrinsic value of options at time of exercise was $894,000 and $451,000 for the years ended December 31, 2017 and 2016, respectively.

Cash received from option exercises for the years ended December 31, 2017, 2016 and 2015 was $261,000, $200,000 and $88,000, respectively. The tax benefit realized for the tax deductions from option exercise totaled $112,000, $12,000 and $13,000 for the years ended December 31, 2017, 2016 and 2015, respectively.

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

The following table sets forth the Bank's actual capital amounts and ratios (dollar amounts in thousands):

			Amount of Capital Required
					To be Well-Capitalized
			For Capital		Under Prompt
	Actual		Adequacy Purposes		Corrective Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2017
Common Equity Tier 1 Ratio	$65,085	12.0%	$24,453	4.5%	$35,321	6.5%
Tier 1 Leverage Ratio	65,085	8.8%	29,663	4.0%	37,079	5.0%
Tier 1 Risk-Based Capital Ratio	65,085	12.0%	32,604	6.0%	43,472	8.0%
Total Risk-Based Capital Ratio	71,878	13.2%	43,472	8.0%	53,340	10.0%

December 31, 2016
Common Equity Tier 1 Ratio	$60,521	12.1%	$22,597	4.5%	$32,641	6.5%
Tier 1 Leverage Ratio	60,521	9.2%	26,353	4.0%	32,941	5.0%
Tier 1 Risk-Based Capital Ratio	60,521	12.1%	30,130	6.0%	40,173	8.0%
Total Risk-Based Capital Ratio	66,804	13.3%	40,173	8.0%	50,217	10.0%

The current and projected capital positions of the Company and the Bank and the impact of capital plans and long- term strategies are reviewed regularly by management. The Company policy is to maintain the Bank’s ratios above the prescribed well-capitalized ratios at all times. Management believes that the Bank currently meets all its capital adequacy requirements.

PLUMAS BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

13.	OTHER EXPENSES

Other expenses consisted of the following:

	Year Ended December 31,
	2017	2016	2015
Outside service fees	$2,234,000	$2,105,000	$2,003,000
Professional fees	612,000	608,000	707,000
Telephone and data communications	561,000	450,000	376,000
Business development	389,000	344,000	332,000
Advertising and promotion	372,000	366,000	305,000
Director compensation and retirement	336,000	348,000	300,000
Armored car and courier	278,000	248,000	234,000
Deposit insurance	248,000	285,000	362,000
Loan collection expenses	194,000	166,000	200,000
Provision from change in OREO valuation	124,000	37,000	79,000
Stationery and supplies	118,000	119,000	105,000
Insurance	75,000	78,000	95,000
OREO expenses	73,000	(34,000)	182,000
Postage	49,000	40,000	41,000
Gain on sale of other real estate	(130,000)	(60,000)	(198,000)
Other operating expenses	233,000	309,000	309,000
Other non-interest expense	$5,766,000	$5,409,000	$5,432,000

14.	INCOME TAXES

The provision for income taxes for the years ended December 31, 2017, 2016 and 2015 consisted of the following:

2017	Federal	State	Total
Current	$5,170,000	$1,643,000	$6,813,000
Deferred tax asset adjustment for enacted change in tax rate	1,419,000	-	1,419,000
Deferred	(738,000)	(178,000)	(916,000)
Provision for income taxes	$5,851,000	$1,465,000	$7,316,000

2016	Federal	State	Total
Current	$4,156,000	$1,263,000	$5,419,000
Deferred	(575,000)	(85,000)	(660,000)
Provision for income taxes	$3,581,000	$1,178,000	$4,759,000

2015	Federal	State	Total
Current	$3,625,000	$631,000	$4,256,000
Deferred	(848,000)	309,000	(539,000)
Provision for income taxes	$2,777,000	$940,000	$3,717,000

Income tax expense for 2017 includes a downward adjustment of net deferred tax assets in the amount of $1,419,000, recorded as a result of the enactment of H.R.1 Tax Cuts and Jobs Act on December 22, 2017.  The Act reduced the corporate Federal tax rate from 34% to 21% effective January 1, 2018.

PLUMAS BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

14.	INCOME TAXES (Continued)

Deferred tax assets (liabilities) consisted of the following:

	December 31,
	2017	2016
Deferred tax assets:

Allowance for loan losses	$1,927,000	$1,741,000
Deferred compensation	1,114,000	1,574,000
OREO valuation allowance	391,000	519,000
Premises and equipment	422,000	515,000
Unrealized loss on available-for-sale investment securities	239,000	682,000
Other	646,000	1,070,000
Total deferred tax assets	4,739,000	6,101,000

Deferred tax liabilities:

Deferred loan costs	(1,266,000)	(1,628,000)
Other	(184,000)	(238,000)
Total deferred tax liabilities	(1,450,000)	(1,866,000)
Net deferred tax assets	$3,289,000	$4,235,000

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

At December 31, 2017 total deferred tax assets were approximately $4,739,000 and total deferred tax liabilities were approximately $1,450,000 for a net deferred tax asset of $3,289,000. The Company’s deferred tax assets primarily relate timing differences in the tax deductibility of impairment charges on other real estate owned, deprecation on premises and equipment, the provision for loan losses and deferred compensation. Based upon our analysis of available evidence, management of the Company determined that it is "more likely than not" that all of our deferred income tax assets as of December 31, 2017 and 2016 will be fully realized and therefore no valuation allowance was recorded. On the consolidated balance sheet, net deferred tax assets are included in accrued interest receivable and other assets.

PLUMAS BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

14.	INCOME TAXES (Continued)

The provision for income taxes differs from amounts computed by applying the statutory Federal income tax rate to operating income before income taxes. The significant items comprising these differences consisted of the following:

	2017	2016	2015
Federal income tax, at statutory rate	34.0%	34.0%	34.0%
State franchise tax, net of Federal tax effect	6.2%	6.9%	6.9%
Interest on obligations of states and political subdivisions	(1.5)%	(1.5)%	(1.3)%
Net increase in cash surrender value of bank owned life insurance	(0.7)%	(0.9)%	(1.2)%
Deferred tax Federal rate adjustment	9.2%	-	-
Other	0.0%	0.4%	0.6%
Effective tax rate	47.2%	38.9%	39.0%

The Company and its subsidiary file income tax returns in the U.S. federal and applicable state jurisdictions. The Company conducts all of its business activities in the states of California, Nevada and Oregon. There are currently no pending U.S. federal, state, and local income tax or non-U.S. income tax examinations by tax authorities.

With few exceptions, the Company is no longer subject to tax examinations by U.S. Federal taxing authorities for years ended before December 31, 2014, and by state and local taxing authorities for years ended before December 31, 2013.

The unrecognized tax benefits and changes therein and the interest and penalties accrued by the Company as of or during the years ended December 31, 2017 and 2016 were not significant. The Company does not expect the total amount of unrecognized tax benefits to significantly increase or decrease in the next twelve months.

15.	RELATED PARTY TRANSACTIONS

During the normal course of business, the Company enters into transactions with related parties, including executive officers and directors. The following is a summary of the aggregate activity involving related party borrowers during 2017:

Balance, January 1, 2017	$2,236,000
Disbursements	3,587,000
Amounts repaid	(303,000)
Balance, December 31, 2017	$5,520,000
Undisbursed commitments to related parties, December 31, 2017	$1,556,000

PLUMAS BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

16.	EMPLOYEE BENEFIT PLANS

Profit Sharing Plan

The Plumas Bank Profit Sharing Plan commenced April 1, 1988 and is available to employees meeting certain service requirements. Under the Plan, employees are able to defer a selected percentage of their annual compensation. Included under the Plan's investment options is the option to invest in Company stock. During 2017, the Company’s contribution totaled $150,000 consisting of a matching amount of 30% of the employee’s contribution up to a total of 2.4% of the employee’s compensation. During 2016 and 2015, the Company’s contribution consisted of a matching amount of 25% of the employee’s contribution up to a total of 2% of the employee’s compensation totaling $114,000 and $111,000, respectively.

Salary Continuation and Retirement Agreements

Salary continuation and retirement agreements are in place for the Company’s president, its current executive vice presidents, six members of the Board of Directors as well as five former executives and four former directors. Under these agreements, the directors and executives will receive monthly payments for periods ranging from ten to fifteen years, after retirement. The estimated present value of these future benefits is accrued over the period from the effective dates of the agreements until the participants' expected retirement dates. The expense recognized under these plans for the years ended December 31, 2017, 2016 and 2015 totaled $307,000, $269,000 and $258,000, respectively. Accrued compensation payable under these plans totaled $3,855,000 and $3,889,000 at December 31, 2017 and 2016, respectively.

In connection with some of these agreements, the Bank purchased single premium life insurance policies with cash surrender values totaling $12,866,000 and $12,528,000 at December 31, 2017 and 2016, respectively. Income earned on these policies, net of expenses, totaled $338,000, $341,000 and $342,000 for the years ended December 31, 2017, 2016 and 2015, respectively.

PLUMAS BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

17.	PARENT ONLY CONDENSED FINANCIAL STATEMENTS

CONDENSED BALANCE SHEETS

December 31, 2017 and 2016

	2017	2016
ASSETS

Cash and cash equivalents	$383,000	$281,000
Investment in bank subsidiary	64,989,000	59,840,000
Other assets	653,000	571,000

Total assets	$66,025,000	$60,692,000

LIABILITIES AND SHAREHOLDERS' EQUITY
Other liabilities	$15,000	$13,000
Note payable	-	2,375,000
Junior subordinated deferrable interest debentures	10,310,000	10,310,000

Total liabilities	10,325,000	12,698,000

Shareholders' equity:
Common stock	6,415,000	5,918,000
Retained earnings	49,855,000	43,048,000
Accumulated other comprehensive loss	(570,000)	(972,000)

Total shareholders' equity	55,700,000	47,994,000

Total liabilities and shareholders' equity	$66,025,000	$60,692,000

CONDENSED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

For the Years Ended December 31, 2017, 2016 and 2015

	2017	2016	2015
Income:
Dividends declared by bank subsidiary	$4,000,000	$3,500,000	$4,000,000
Earnings from investment in Plumas
Statutory Trusts I and II	12,000	10,000	9,000

Total income	4,012,000	3,510,000	4,009,000

Expenses:
Interest on note payable	28,000	133,000	155,000
Interest on subordinated debenture	-	-	219,000
Interest on junior subordinated deferrable interest debentures	401,000	348,000	306,000
Other expenses	251,000	235,000	206,000

Total expenses	680,000	716,000	886,000

Income before equity in undistributed income of subsidiary	3,332,000	2,794,000	3,123,000

Equity in undistributed income of subsidiary	4,538,000	4,390,000	2,353,000

Income before income taxes	7,870,000	7,184,000	5,476,000
Income tax benefit	319,000	290,000	342,000
Net income	$8,189,000	$7,474,000	$5,818,000

Total comprehensive income	$8,685,000	$6,544,000	$5,836,000

PLUMAS BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

17.	PARENT ONLY CONDENSED FINANCIAL STATEMENTS (Continued)

CONDENSED STATEMENTS OF CASH FLOWS

For the Years Ended December 31, 2017, 2016 and 2015

	2017	2016	2015
Cash flows from operating activities:
Net income	$8,189,000	$7,474,000	$5,818,000
Adjustments to reconcile net income to net cash provided by operating activities:
Undistributed income of subsidiary	(4,538,000)	(4,390,000)	(2,353,000)
Amortization of discount on debentures	-	-	45,000
Stock-based compensation expense	37,000	32,000	17,000
(Increase) decrease in other assets	(76,000)	(31,000)	238,000
Increase (decrease) in other liabilities	2,000	(2,000)	(7,000)
Net cash provided by operating activities	3,614,000	3,083,000	3,758,000

Cash flows from financing activities:
Cash dividends paid on common stock	(1,398,000)	(489,000)	-
Redemption of subordinated debt	-	-	(7,500,000)
Repurchase of common stock warrant	-	(862,000)	-
Increase in note payable	-	-	4,000,000
Payment on note payable	(2,375,000)	(2,500,000)	(125,000)
Proceeds from exercise of stock options	261,000	200,000	88,000
Net cash used in financing activities	(3,512,000)	(3,651,000)	(3,537,000)

Increase (decrease) in cash and cash equivalents	102,000	(568,000)	221,000

Cash and cash equivalents at beginning of year	281,000	849,000	628,000

Cash and cash equivalents at end of year	$383,000	$281,000	$849,000

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures.  The Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s CEO and the Company’s CFO, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures at the end of the period covered by this report pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, the Company’s CEO and CFO concluded the Company’s disclosure controls and procedures are effective in ensuring that information relating to the Company, including its consolidated subsidiaries, required to be disclosed in reports that it files under the Exchange Act is (1) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms;  and (2) accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting.  During the fourth quarter of 2017, no change in the Company’s internal control over financial reporting was identified in connection with this evaluation that has materially affected or is reasonably likely to materially affect internal control over financial reporting.

Management’s Report on Internal Control over Financial Reporting and the Report of Independent Registered Public Accounting Firm are set forth in our consolidated financial statements and the reports thereon beginning at page F-1.

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

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)     Exhibits

The following documents are included or incorporated by reference in this Annual Report on Form 10K:

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

21.01	Plumas Bank – California.

21.02	Plumas Statutory Trust I – Connecticut.

21.03	Plumas Statutory Trust II – Delaware.

23.01*	Independent Registered Public Accountant’s Consent dated March 12, 2018.

31.1*	Rule 13a-14(a) [Section 302] Certification of Principal Financial Officer dated March 12, 2018.

31.2*	Rule 13a-14(a) [Section 302] Certification of Principal Executive Officer dated March 12, 2018.

32.1*	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 dated March 12, 2018.

32.2*	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 dated March 12, 2018.

101.INS*	XBRL Instance Document.

101.SCH*	XBRL Taxonomy Schema.

101.CAL*	XBRL Taxonomy Calculation Linkbase.

101.DEF*	XBRL Taxonomy Definition Linkbase.

101.LAB*	XBRL Taxonomy Label Linkbase.

101.PRE*	XBRL Taxonomy Presentation Linkbase.

*	Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PLUMAS BANCORP (Registrant)

Date: March 12, 2018
/s/ ANDREW J. RYBACK
Andrew J. Ryback,
President, Chief Executive Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

/s/ ANDREW J. RYBACK	Dated: March 12, 2018
Andrew J. Ryback,
President, Chief Executive Officer and Director

/s/ RICHARD L. BELSTOCK	Dated: March 12, 2018
Richard L. Belstock,
Executive Vice President and Chief Financial Officer

/s/ DANIEL E. WEST	Dated: March 12, 2018
Daniel E. West, Director and Chairman of the Board

/s/ TERRANCE J. REESON	Dated: March 12, 2018
Terrance J. Reeson, Director and Vice Chairman of the Board

/s/ STEVEN M. COLDANI	Dated: March 12, 2018
Steven M. Coldani, Director

/s/ W. E. ELLIOTT	Dated: March 12, 2018
William E. Elliott, Director

/s/ GERALD W. FLETCHER	Dated: March 12, 2018
Gerald W. Fletcher, Director

/s/ JOHN FLOURNOY	Dated: March 12, 2018
John Flournoy, Director

/s/ RICHARD F. KENNY	Dated: March 12, 2018
Richard F. Kenny, Director

/s/ ROBERT J. MCCLINTOCK	Dated: March 12, 2018
Robert J. McClintock, Director