Form 10-Q
period 2018-03-31
PLUMAS BANCORP
filed 2018-05-02
CIK 1168455

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED March 31, 2018

☐	TRANSITION REPORT UNDER SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM __________ TO ___________

COMMISSION FILE NUMBER: 000-49883

PLUMAS BANCORP

(Exact Name of Registrant as Specified in Its Charter)

California	75-2987096
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

35 S. Lindan Avenue, Quincy, California	95971
(Address of Principal Executive Offices)	(Zip Code)

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

Large Accelerated Filer ☐	Accelerated Filer ☒	Non-Accelerated Filer ☐	Smaller Reporting Company ☐	Emerging Growth Company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐  No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of April 27, 2018. 5,107,076 shares.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

PLUMAS BANCORP

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands, except share data)

	March 31, 2018	December 31, 2017

Assets
Cash and cash equivalents	$64,690	$87,537
Investment securities available for sale	148,180	137,466
Loans, less allowance for loan losses of $6,622 at March 31, 2018 and $6,669 at December 31, 2017	485,171	482,248
Real estate acquired through foreclosure	1,081	1,344
Premises and equipment, net	11,175	11,346
Bank owned life insurance	12,611	12,866
Accrued interest receivable and other assets	13,868	12,620
Total assets	$736,776	$745,427

Liabilities and Shareholders’ Equity

Deposits:
Non-interest bearing	$267,636	$282,239
Interest bearing	385,155	380,418
Total deposits	652,791	662,657
Repurchase agreements	8,675	10,074
Accrued interest payable and other liabilities	7,709	6,686
Junior subordinated deferrable interest debentures	10,310	10,310
Total liabilities	679,485	689,727

Commitments and contingencies (Note 5)

Shareholders’ equity:
Common stock, no par value; 22,500,000 shares authorized; issued and outstanding – 5,082,676 shares at March 31, 2018 and 5,064,972 at December 31, 2017	6,544	6,415
Retained earnings	53,135	49,855
Accumulated other comprehensive loss, net	(2,388)	(570)
Total shareholders’ equity	57,291	55,700
Total liabilities and shareholders’ equity	$736,776	$745,427

See notes to unaudited condensed consolidated financial statements.

 PLUMAS BANCORP

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(In thousands, except per share data)

	For the Three Months
	Ended March 31,
	2018	2017
Interest Income:
Interest and fees on loans	$6,777	$6,108
Interest on investment securities	856	561
Other	185	96
Total interest income	7,818	6,765
Interest Expense:
Interest on deposits	151	139
Interest on note payable	-	24
Interest on junior subordinated deferrable interest debentures	112	94
Other	2	1
Total interest expense	265	258
Net interest income before provision for loan losses	7,553	6,507
Provision for Loan Losses	200	200
Net interest income after provision for loan losses	7,353	6,307
Non-Interest Income:
Service charges	640	599
Interchange revenue	491	456
Gain on sale of loans	666	528
Gain on equity securities with no readily determinable fair value	209	-
Loss on sale of investments	(8)	(17)
Other	533	481
Total non-interest income	2,531	2,047
Non-Interest Expenses:
Salaries and employee benefits	3,113	2,927
Occupancy and equipment	702	769
Other	1,634	1,387
Total non-interest expenses	5,449	5,083
Income before provision for income taxes	4,435	3,271
Provision for Income Taxes	1,155	1,207
Net income	$3,280	$2,064

Basic earnings per common share	$0.65	$0.42
Diluted earnings per common share	$0.63	$0.40

See notes to unaudited condensed consolidated financial statements.

PLUMAS BANCORP

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

(In thousands)

	For the Three Months
	Ended March 31,
	2018	2017

Net income	$3,280	$2,064
Other comprehensive income:
Change in net unrealized gain/loss	(2,589)	503
Reclassification adjustments for net losses included in net income	8	17
Net unrealized holding (loss) gain	(2,581)	520
Related tax effect:
Change in net unrealized gain/loss	765	(207)
Reclassification of net losses included in net income	(2)	(7)
Income tax effect	763	(214)
Other comprehensive (loss) income	(1,818)	306
Total comprehensive income	$1,462	$2,370

See notes to unaudited condensed consolidated financial statements.

PLUMAS BANCORP

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	For the Three Months
	Ended March 31,
	2018	2017
Cash Flows from Operating Activities:
Net income	$3,280	$2,064
Adjustments to reconcile net income to net cash provided by (used in) provided by operating activities:
Provision for loan losses	200	200
Change in deferred loan origination costs/fees, net	(315)	(134)
Depreciation and amortization	245	271
Stock-based compensation expense	47	43
Loss on sale of investments	8	17
Amortization of investment security premiums	169	144
Gain on equity securities with no readily determinable fair value	(209)	-
Gain on sale of OREO and other vehicles	(34)	(5)
Gain on sale of loans held for sale	(666)	(528)
Loans originated for sale	(12,612)	(11,202)
Proceeds from loan sales	11,939	9,198
Provision from change in OREO valuation	-	9
Earnings on bank-owned life insurance	(83)	(82)
(Increase) decrease in accrued interest receivable and other assets	(99)	1,453
Increase (decrease) in accrued interest payable and other liabilities	1,023	(1,473)
Net cash provided by (used in) operating activities	2,893	(25)

Cash Flows from Investing Activities:
Proceeds from principal repayments from available-for-sale government-sponsored mortgage-backed securities	3,159	3,096
Purchases of available-for-sale securities	(20,788)	(16,291)
Proceeds from sale of available-for-sale securities	4,157	4,221
Net increase in loans	(1,896)	(6,405)
Proceeds from Bank owned life insurance	338	-
Proceeds from sale of OREO	412	75
Proceeds from sale of other vehicles	112	66
Purchase of premises and equipment	(51)	(118)
Net cash used in investing activities	(14,557)	(15,356)

Continued on next page.

PLUMAS BANCORP

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

(Continued)

	For the Three Months
	Ended March 31,
	2018	2017
Cash Flows from Financing Activities:
Net (decrease) increase in demand, interest bearing and savings deposits	$(6,263)	$8,531
Net decrease in time deposits	(3,603)	(1,591)
Principal payment on note payable	-	(125)
Net decrease in securities sold under agreements to repurchase	(1,399)	(2,249)
Proceeds from exercise of stock options	82	123
Net cash (used in) provided by financing activities	(11,183)	4,689
Decrease in cash and cash equivalents	(22,847)	(10,692)
Cash and Cash Equivalents at Beginning of Year	87,537	62,646
Cash and Cash Equivalents at End of Period	$64,690	$51,954

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:
Interest expense	$264	$256
Income taxes	$-	$-

Non-Cash Investing Activities:
Real estate and vehicles acquired through foreclosure	$220	$50

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

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Consolidation and Basis of Presentation

The condensed consolidated financial statements include the accounts of the Company and the accounts of its wholly-owned subsidiary, Plumas Bank. Plumas Statutory Trust I and Plumas Statutory Trust II are not consolidated into the Company’s consolidated financial statements and, accordingly, are accounted for under the equity method. In the opinion of management, the unaudited condensed consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the Company’s financial position at March 31, 2018 and the results of its operations and its cash flows for the three-month periods ended March 31, 2018 and 2017. Our condensed consolidated balance sheet at December 31, 2017 is derived from audited financial statements.

The unaudited condensed consolidated financial statements of the Company have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim reporting on Form 10-Q. Accordingly, certain disclosures normally presented in the notes to the annual consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been omitted. The Company believes that the disclosures are adequate to make the information not misleading. These interim financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's 2017 Annual Report to Shareholders on Form 10-K. The results of operations for the three-month period ended March 31, 2018 may not necessarily be indicative of future operating results. In preparing such financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the balance sheet and revenues and expenses for the periods reported. Actual results could differ significantly from those estimates.

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

Revenue from Contracts with Customers

The Company records revenue from contracts with customers in accordance with Accounting Standards Codification Topic 606, “Revenue from Contracts with Customers” (“Topic 606”). Under Topic 606, the Company must identify the contract with a customer, identify the performance obligations in the contract, determine the transaction price, allocate the transaction price to the performance obligations in the contract, and recognize revenue when (or as) the Company satisfies a performance obligation. Significant revenue has not been recognized in the current reporting period that results from performance obligations satisfied in previous periods.

Most of our revenue-generating transactions are not subject to ASC 606, including revenue generated from financial instruments, such as our loans and investment securities. The Company has evaluated the nature of its contracts with customers and determined that further disaggregation of revenue from contracts with customers into more granular categories beyond what is presented in the Condensed Consolidated Statements of Income was not necessary. The Company generally fully satisfies its performance obligations on its contracts with customers as services are rendered and the transaction prices are typically fixed; charged either on a periodic basis or based on activity. Because performance obligations are satisfied as services are rendered and the transaction prices are fixed, there is little judgment involved in applying Topic 606 that significantly affects the determination of the amount and timing of revenue from contracts with customers.

Income Taxes

On December 22, 2017, the Tax Cuts and Jobs Act (the “TCJ Act”) was enacted into law. The TCJ Act provides for significant changes to the U.S. Internal Revenue Code of 1986, as amended (the “Code”), that impact corporate taxation requirements, such as the reduction of the top federal tax rate for corporations from 35% to 21% and changes or limitations to certain tax deductions. As a result of the TCJ Act, we re-measured certain deferred tax assets and liabilities based on the rates at which they are expected to reverse in the future, which is generally 21%. However, we are still analyzing certain aspects of the TCJ Act and refining our calculations, which could potentially affect the measurement of these balances or potentially give rise to new deferred tax amounts. The provisional amount recorded in 2017 related to the re-measurement of our deferred tax asset was $1.4 million, and no further adjustments were made during the three months ended March 31, 2018.

Recently Adopted Accounting Pronouncements

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

In May 2014, the FASB issued ASU No. 2014-09 Revenue from Contracts with Customers (“ASU No. 2014-09”), which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The ASU replaces most existing revenue recognition guidance in GAAP. The new standard was effective for the Company on January 1, 2018. Adoption of ASU 2014-09 did not have a material impact on the Company’s consolidated financial statements and related disclosures as the Company’s primary sources of revenues are derived from interest and dividends earned on loans, investment securities, and other financial instruments that are not within the scope of ASU 2014-09. The Company’s revenue recognition pattern for revenue streams within the scope of ASU 2014-09, including but not limited to service charges on deposit accounts and gains/losses on the sale of loans, did not change significantly from current practice. The standard permits the use of either the full retrospective or modified retrospective transition method. The Company elected to use the modified retrospective transition method which requires application of ASU 2014-09 to uncompleted contracts at the date of adoption however, periods prior to the date of adoption will not be retrospectively revised as the impact of the ASU on uncompleted contracts at the date of adoption was not material.

On January 5, 2016, the FASB issued Accounting Standards Update 2016-01, Financial Instruments–Overall: Recognition and Measurement of Financial Assets and Financial Liabilities. Changes made to the current measurement model primarily affect the accounting for equity securities with readily determinable fair values, where changes in fair value will impact earnings instead of other comprehensive income. The accounting for other financial instruments, such as loans, investments in debt securities, and financial liabilities is largely unchanged. The Update also changes the presentation and disclosure requirements for financial instruments including a requirement that public business entities use exit price when measuring the fair value of financial instruments measured at amortized cost for disclosure purposes. This Update is generally effective for public business entities in fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. The Company adopted ASU No. 2016-01 on January 1, 2018 and recorded a $209,000 gain related to adjusting the carrying value of equity securities without a readily determinable fair market to $662,000 in accordance with this standard. Additionally, we refined the calculation used to determine the disclosed fair value of our loans held for investment as part of adopting this standard. The refined calculation did not have a significant impact on our fair value disclosures.

Pending Accounting Pronouncements

On February 25, 2016, the FASB issued ASU 2016-02, Leases. The most significant change for lessees is the requirement under the new guidance to recognize right-of-use assets and lease liabilities for all leases not considered short-term leases, which is generally defined as a lease term of less than 12 months. This change will result in lessees recognizing right-of-use assets and lease liabilities for most leases currently accounted for as operating leases under current lease accounting guidance. ASU 2016-02 is effective for interim and annual periods beginning after December 15, 2018. The Company has several lease agreements, including two branch locations, which are currently considered operating leases, and therefore, not recognized on the Company’s consolidated statements of condition. The Company expects the new guidance will require some of these lease agreements to now be recognized on the consolidated statements of condition as a right-of-use asset and a corresponding lease liability. The Company has performed a preliminary evaluation of the provisions of ASU No. 2016-02. Based on this evaluation, the Company has determined that ASU No. 2016-02 is not expected to have a material impact on the Company’s Consolidated Financial Statements. However, the Company continues to evaluate the extent of potential impact the new guidance will have on the Company’s Consolidated Balance Sheet.

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

3.   INVESTMENT SECURITIES AVAILABLE FOR SALE

The amortized cost and estimated fair value of investment securities at March 31, 2018 and December 31, 2017 consisted of the following, in thousands:

Available-for-Sale	March 31, 2018
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Debt securities:
U.S. Government-sponsored agencies collateralized by mortgage obligations- residential	$119,337	$32	$(2,899)	$116,470
Obligations of states and political subdivisions	32,233	92	(615)	31,710
	$151,570	$124	$(3,514)	$148,180

Net unrealized loss on available-for-sale investment securities totaling $3,390,000 were recorded, net of $1,002,000 in tax benefits, as accumulated other comprehensive income within shareholders' equity at March 31, 2018. During the three months ended March 31, 2018 the Company sold eighteen available-for-sale investment securities for total proceeds of $4,157,000 recording a $8,000 loss on sale. The Company realized a gain on sale from eight of these securities totaling $4,000 and a loss on sale on ten securities of $12,000.

Available-for-Sale	December 31, 2017
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Debt securities:
U.S. Government-sponsored agencies collateralized by mortgage obligations- residential	$104,935	$26	$(1,173)	$103,788
Obligations of states and political subdivisions	33,340	482	(144)	33,678
	$138,275	$508	$(1,317)	$137,466

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

There were no transfers of available-for-sale investment securities during the three months ended March 31, 2018 and twelve months ended December 31, 2017. There were no securities classified as held-to-maturity at March 31, 2018 or December 31, 2017.

Investment securities with unrealized losses at March 31, 2018 and December 31, 2017 are summarized and classified according to the duration of the loss period as follows, in thousands:

March 31, 2018	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
Debt securities:
U.S.Government-sponsored agencies collateralized by mortgage obligations-residential	$72,580	$1,632	$29,541	$1,267	$102,121	$2,899
Obligations of states and political subdivisions	20,184	376	3,276	239	23,460	615
	$92,764	$2,008	$32,817	$1,506	$125,581	$3,514

December 31, 2017	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
Debt securities:
U.S.Government-sponsored agencies collateralized by mortgage obligations-residential	$60,070	$441	$31,213	$732	$91,283	$1,173
Obligations of states and political subdivisions	2,621	31	3,403	113	6,024	144
	$62,691	$472	$34,616	$845	$97,307	$1,317

At March 31, 2018, the Company held 187 securities of which 152 were in a loss position. Of the securities in a loss position, 116 were in a loss position for less than twelve months. Of the 187 securities 83 are U.S. Government-sponsored agencies collateralized by residential mortgage obligations and 104 were obligations of states and political subdivisions. The unrealized losses relate principally to market rate conditions. All of the securities continue to pay as scheduled. When analyzing an issuer’s financial condition, management considers the length of time and extent to which the market value has been less than cost; the historical and implied volatility of the security; the financial condition of the issuer of the security; and the Company’s intent and ability to hold the security to recovery. As of March 31, 2018, management does not have the intent to sell these securities nor does it believe it is more likely than not that it will be required to sell these securities before the recovery of its amortized cost basis. Based on the Company’s evaluation of the above and other relevant factors, the Company does not believe the securities that are in an unrealized loss position as of March 31, 2018 are other than temporarily impaired.

The amortized cost and estimated fair value of investment securities at March 31, 2018 by contractual maturity are shown below, in thousands.

	Amortized Cost	Estimated Fair Value
Within one year	$-	$-
After one year through five years	2,937	2,938
After five years through ten years	16,910	16,682
After ten years	12,386	12,090
Investment securities not due at a single maturity date:
Government-sponsored mortgage-backed securities	119,337	116,470
	$151,570	$148,180

Expected maturities will differ from contractual maturities because the issuers of the securities may have the right to call or prepay obligations with or without call or prepayment penalties.

Investment securities with amortized costs totaling $78,613,000 and $82,059,000 and estimated fair values totaling $76,216,000 and $81,006,000 at March 31, 2018 and December 31, 2017, respectively, were pledged to secure deposits and repurchase agreements.

4. LOANS AND THE ALLOWANCE FOR LOAN LOSSES

Outstanding loans are summarized below, in thousands:

	March 31,	December 31,
	2018	2017

Commercial	$41,899	$39,620
Agricultural	55,861	58,908
Real estate – residential	15,609	16,624
Real estate – commercial	243,781	240,257
Real estate – construction and land development	26,465	25,181
Equity lines of credit	39,534	41,798
Auto	62,155	60,438
Other	4,038	3,808
Total loans	489,342	486,634
Deferred loan costs, net	2,451	2,283
Allowance for loan losses	(6,622)	(6,669)
Total net loans	$485,171	$482,248

Changes in the allowance for loan losses, in thousands, were as follows:

	March 31,	December 31,
	2018	2017

Balance, beginning of year	$6,669	$6,549
Provision charged to operations	200	600
Losses charged to allowance	(449)	(879)
Recoveries	202	399
Balance, end of year	$6,622	$6,669

The recorded investment in impaired loans totaled $1,981,000 and $2,270,000 at March 31, 2018 and December 31, 2017, respectively. The Company had specific allowances for loan losses of $78,000 on impaired loans of $469,000 at March 31, 2018 as compared to specific allowances for loan losses of $82,000 on impaired loans of $475,000 at December 31, 2017. The balance of impaired loans in which no specific reserves were required totaled $1,512,000 and $1,795,000 at March 31, 2018 and December 31, 2017, respectively. The average recorded investment in impaired loans for the three months ended March 31, 2018 and March 31, 2017 was $2,002,000 and $5,405,000, respectively. The Company recognized $18,000 and $43,000 in interest income for impaired loans during the three months ended March 31, 2018 and 2017, respectively. No interest was recognized on nonaccrual loans accounted for on a cash basis during the three months ended March 31, 2018 and 2017.

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

The carrying value of troubled debt restructurings at March 31, 2018 and December 31, 2017 was $1,109,000 and $1,111,000, respectively. The Company has allocated $61,000 and $63,000 of specific reserves on loans to customers whose loan terms have been modified in troubled debt restructurings as of March 31, 2018 and December 31, 2017. The Company has not committed to lend additional amounts on loans classified as troubled debt restructurings at March 31, 2018 and December 31, 2017.

There were no troubled debt restructurings that occurred during the three months ending March 31, 2018 or March 31, 2017.

There were no troubled debt restructurings for which there was a payment default within twelve months following the modification during the three months ended March 31, 2018 and 2017, respectively.

At March 31, 2018 and December 31, 2017, nonaccrual loans totaled $941,000 and $1,226,000, respectively. Interest foregone on nonaccrual loans totaled $15,000 and $51,000 for the three months ended March 31, 2018 and 2017, respectively. At March 31, 2018 there was one loan totaling $0.1 million that was 90 days past due and still accruing interest. At December 31, 2017 were three loans to one customer totaling $1.8 million that were 90 days past due and still accruing interest. These loans were well secured and in process of collection at March 31, 2018 and December 31, 2017.

Salaries and employee benefits totaling $498,000 and $395,000 have been deferred as loan origination costs during the three months ended March 31, 2018 and 2017, respectively.

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

Loans not meeting the criteria above that are analyzed individually as part of the above described process are considered to be pass-rated loans.

The following table shows the loan portfolio allocated by management's internal risk ratings at the dates indicated, in thousands:

March 31, 2018	Commercial Credit Exposure
	Credit Risk Profile by Internally Assigned Grade
	Commercial	Agricultural	Real Estate-Residential	Real Estate-Commercial	Real Estate-Construction	Equity LOC	Total
Grade:
Pass	$41,363	$55,530	$15,323	$240,025	$26,367	$39,481	$418,089
Special Mention	263	254	123	3,474	-	-	4,114
Substandard	273	77	163	282	98	53	946
Doubtful	-	-	-	-	-	-	-
Total	$41,899	$55,861	$15,609	$243,781	$26,465	$39,534	$423,149

December 31, 2017	Commercial Credit Exposure
	Credit Risk Profile by Internally Assigned Grade
	Commercial	Agricultural	Real Estate-Residential	Real Estate-Commercial	Real Estate-Construction	Equity LOC	Total
Grade:
Pass	$38,851	$56,859	$16,218	$239,944	$25,081	$41,636	$418,589
Special Mention	238	253	125	26	-	-	642
Substandard	531	1,796	281	287	100	162	3,157
Doubtful	-	-	-	-	-	-	-
Total	$39,620	$58,908	$16,624	$240,257	$25,181	$41,798	$422,388

	Consumer Credit Exposure			Consumer Credit Exposure
	Credit Risk Profile Based on Payment Activity			Credit Risk Profile Based on Payment Activity
	March 31, 2018			December 31, 2017
	Auto	Other	Total	Auto	Other	Total
Grade:
Performing	$61,810	$4,038	$65,848	$60,060	$3,788	$63,848
Non-performing	345	-	345	378	20	398
Total	$62,155	$4,038	$66,193	$60,438	$3,808	$64,246

The following tables show the allocation of the allowance for loan losses at the dates indicated, in thousands:

			Real	Real	Real
	Commercial	Agricultural	Estate-Residential	Estate-Commercial	Estate-Construction	Equity LOC	Auto	Other	Total
Three months ended March 31, 2018:
Allowance for Loan Losses
Beginning balance	$725	$623	$231	$2,729	$783	$533	$946	$99	$6,669
Charge-offs	(265)	-	-	-	-	-	(165)	(19)	(449)
Recoveries	7	-	91	17	2	1	82	2	202
Provision	305	(129)	(110)	13	6	(24)	114	25	200
Ending balance	$772	$494	$212	$2,759	$791	$510	$977	$107	$6,622
Three months ended March 31, 2017:
Allowance for Loan Losses
Beginning balance	$655	$466	$280	$2,740	$927	$575	$815	$91	$6,549
Charge-offs	-	-	-	-	-	-	(50)	(5)	(55)
Recoveries	8	-	1	2	-	-	34	4	49
Provision	125	7	(13)	177	(89)	(14)	7	-	200
Ending balance	$788	$473	$268	$2,919	$838	$561	$806	$90	$6,743
March 31, 2018:
Allowance for Loan Losses
Ending balance: individually evaluated for impairment	$2	$-	$47	$-	$29	$-	$-	$-	$78
Ending balance: collectively evaluated for impairment	$770	$494	$165	$2,759	$762	$510	$977	$107	$6,544
Loans
Ending balance	$41,899	$55,861	$15,609	$243,781	$26,465	$39,534	$62,155	$4,038	$489,342
Ending balance: individually evaluated for impairment	$14	$254	$813	$282	$220	$53	$345	$-	$1,981
Ending balance: collectively evaluated for impairment	$41,885	$55,607	$14,796	$243,499	$26,245	$39,481	$61,810	$4,038	$487,361
December 31, 2017:
Allowance for Loan Losses
Ending balance: individually evaluated for impairment	$2	$-	48	$-	$32	$-	$-	$-	$82
Ending balance: collectively evaluated for impairment	$723	$623	$183	$2,729	$751	$533	$946	$99	$6,587
Loans
Ending balance	$39,620	$58,908	$16,624	$240,257	$25,181	$41,798	$60,438	$3,808	$486,634
Ending balance: individually evaluated for impairment	$14	$253	$934	$287	$224	$162	$377	$19	$2,270
Ending balance: collectively evaluated for impairment	$39,606	$58,655	$15,690	$239,970	$24,957	$41,636	$60,061	$3,789	$484,364

The following table shows an aging analysis of the loan portfolio by the time past due, in thousands:

				Total
March 31, 2018	30-89 Days	90 Days and Still		Past Due and
	Past Due	Accruing	Nonaccrual	Nonaccrual	Current	Total

Commercial	$1,030	$-	$-	$1,030	$40,869	$41,899
Agricultural	-	77	-	77	55,784	55,861
Real estate – residential	129	-	163	292	15,317	15,609
Real estate – commercial	1,266	-	282	1,548	242,233	243,781
Real estate - construction & land	-	-	98	98	26,367	26,465
Equity Lines of Credit	440	-	53	493	39,041	39,534
Auto	1,083	-	345	1,428	60,727	62,155
Other	37	-	-	37	4,001	4,038
Total	$3,985	$77	$941	$5,003	$484,339	$489,342

				Total
December 31, 2017	30-89 Days	90 Days and Still		Past Due and
	Past Due	Accruing	Nonaccrual	Nonaccrual	Current	Total

Commercial	$1,869	$-	$-	$1,869	$37,751	$39,620
Agricultural	-	1,796	-	1,796	57,112	58,908
Real estate – residential	130	-	281	411	16,213	16,624
Real estate - commercial	-	-	287	287	239,970	240,257
Real estate - construction & land	38	-	100	138	25,043	25,181
Equity Lines of Credit	345	-	162	507	41,291	41,798
Auto	1,047	-	377	1,424	59,014	60,438
Other	20	-	19	39	3,769	3,808
Total	$3,449	$1,796	$1,226	$6,471	$480,163	$486,634

The following tables show information related to impaired loans at the dates indicated, in thousands:

		Unpaid		Average	Interest
	Recorded	Principal	Related	Recorded	Income
As of March 31, 2018:	Investment	Balance	Allowance	Investment	Recognized

With no related allowance recorded:
Commercial	$-	$-		$-	$-
Agricultural	254	254		254	5
Real estate – residential	578	589		581	9
Real estate – commercial	282	282		285	-
Real estate – construction & land	-	-		-	-
Equity Lines of Credit	53	53		56	-
Auto	345	345		354	-
Other	-	-		-	-
With an allowance recorded:
Commercial	$14	$14	$2	$14	$-
Agricultural	-	-	-	-	-
Real estate – residential	235	235	47	236	2
Real estate – commercial	-	-	-	-	-
Real estate – construction & land	220	220	29	222	2
Equity Lines of Credit	-	-	-	-	-
Auto	-	-	-	-	-
Other	-	-	-	-	-
Total:
Commercial	$14	$14	$2	$14	$-
Agricultural	254	254	-	254	5
Real estate – residential	813	824	47	817	11
Real estate – commercial	282	282	-	285	-
Real estate – construction & land	220	220	29	222	2
Equity Lines of Credit	53	53	-	56	-
Auto	345	345	-	354	-
Other	-	-	-	-	-
Total	$1,981	$1,992	$78	$2,002	$18

		Unpaid		Average	Interest
	Recorded	Principal	Related	Recorded	Income
As of December 31, 2017:	Investment	Balance	Allowance	Investment	Recognized

With no related allowance recorded:
Commercial	$-	$-		$-	$-
Agricultural	253	253		255	19
Real estate – residential	697	708		548	38
Real estate – commercial	287	287		184	-
Real estate – construction & land	-	-		-	-
Equity Lines of Credit	162	162		180	-
Auto	377	377		144	-
Other	19	19		1	-
With an allowance recorded:
Commercial	$14	$14	$2	$15	$1
Agricultural	-	-	-	-	-
Real estate – residential	237	237	48	203	7
Real estate – commercial	-	-	-	-	-
Real estate – construction & land	224	224	32	230	8
Equity Lines of Credit	-	-	-	-	-
Auto	-	-	-	-	-
Other	-	-	-	-	-
Total:
Commercial	$14	$14	$2	$15	$1
Agricultural	253	253	-	255	19
Real estate – residential	934	945	48	751	45
Real estate – commercial	287	287	-	184	-
Real estate – construction & land	224	224	32	230	8
Equity Lines of Credit	162	162	-	180	-
Auto	377	377	-	144	-
Other	19	19	-	1	-
Total	$2,270	$2,281	$82	$1,760	$73

5. COMMITMENTS AND CONTINGENCIES

The Company is party to claims and legal proceedings arising in the ordinary course of business. In the opinion of the Company’s management, the amount of ultimate liability with respect to such proceedings will not have a material adverse effect on the financial condition or result of operations of the Company taken as a whole.

In the normal course of business, there are various outstanding commitments to extend credit, which are not reflected in the financial statements, including loan commitments of $108.8 million and $107.4 million and stand-by letters of credit of $477 thousand and $477 thousand at March 31, 2018 and December 31, 2017, respectively.

Of the loan commitments outstanding at March 31, 2018, $16.1 million are real estate construction loan commitments that are expected to fund within the next twelve months. The remaining commitments primarily relate to revolving lines of credit or other commercial loans, and many of these are expected to expire without being drawn upon. Therefore, the total commitments do not necessarily represent future cash requirements. Each loan commitment and the amount and type of collateral obtained, if any, are evaluated on an individual basis. Collateral held varies, but may include real property, bank deposits, debt or equity securities or business assets.

Stand-by letters of credit are conditional commitments written to guarantee the performance of a customer to a third party. These guarantees are primarily related to the purchases of inventory by commercial customers and are typically short-term in nature. Credit risk is similar to that involved in extending loan commitments to customers and accordingly, evaluation and collateral requirements similar to those for loan commitments are used. The deferred liability related to the Company’s stand-by letters of credit was not significant at March 31, 2018 or December 31, 2017.

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

	For the Three Months
	Ended March 31,
(In thousands, except per share data)	2018	2017
Net Income:
Net income	$3,280	$2,064
Earnings Per Share:
Basic earnings per share	$0.65	$0.42
Diluted earnings per share	$0.63	$0.40
Weighted Average Number of Shares Outstanding:
Basic shares	5,071	4,911
Diluted shares	5,208	5,164

7. STOCK-BASED COMPENSATION

Stock Options

In 2001, the Company established a Stock Option Plan for which 39,793 shares of common stock remain reserved for issuance to employees and directors and no shares are available for future grants as of March 31, 2018.

As of March 31, 2018, all remaining shares in this plan have vested and no compensation cost remains unrecognized.

A summary of the activity within the 2001 Stock Option Plan follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term in Years	Intrinsic Value

Options outstanding at January 1, 2018	46,293	$2.95
Options exercised	(6,500)	2.95
Options outstanding at March 31, 2018	39,793	$2.95	1.0	$873,000
Options exercisable at March 31, 2018	39,793	$2.95	1.0	$873,000

In May 2013, the Company established the 2013 Stock Option Plan for which 453,800 shares of common stock are reserved and 230,400 shares are available for future grants as of March 31, 2018. The Plan requires that the option price may not be less than the fair market value of the stock at the date the option is granted, and that the stock must be paid in full at the time the option is exercised. Payment in full for the option price must be made in cash, with Company common stock previously acquired by the optionee and held by the optionee for a period of at least six months, in options of the Optionee that are fully vested and exercisable or in any combination of the foregoing. The options expire on dates determined by the Board of Directors, but not later than ten years from the date of grant.

During the three months ended March 31, 2018 the Company granted options to purchase 76,000 shares of common stock. The fair value of each option was estimated on the date of grant using the following assumptions. No options were granted during the three months ended March 31, 2017. The fair value of each option was estimated on the date of grant using the following assumptions.

2018
Expected life of stock options (in years)	5.1
Risk free interest rate	2.38%
Volatility	30.4%
Dividend yields	1.39%
Weighted-average fair value of options granted during the three months ended March 31, 2018	$6.54

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

A summary of the activity within the 2013 Plan follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term in Years	Intrinsic Value
Options outstanding at January 1, 2018	160,600	$7.72
Options granted	76,000	24.40
Options cancelled	(800)	24.40
Options exercised	(12,400)	7.50
Options outstanding at March 31, 2018	223,400	$13.35	6.1	$2,580,000
Options exercisable at March 31, 2018	79,200	$7.54	5.0	$1,375,000
Expected to vest after March 31, 2018	128,492	$16.54	6.7	$1,074,000

As of March 31, 2018, there was $641,000 of total unrecognized compensation cost related to non-vested, share-based compensation. That cost is expected to be recognized over a weighted average period of 3.1 years.

The total fair value of options vested during the three months ended March 31, 2018 and 2017 was $84,000 and $90,000, respectively. The total intrinsic value of options at time of exercise was $351,000 and $424,000 for the three months ended March 31, 2018 and 2017, respectively.

Compensation cost related to stock options recognized in operating results under the plans was $47,000 and $43,000 for the three months ended March 31, 2018 and 2017, respectively. The associated income tax benefit recognized was $5,000 for the three months ended March 31, 2018 and March 31, 2017.

Cash received from option exercises under the plans for the three months ended March 31, 2018 and 2017 were $82,000 and $123,000, respectively. The tax benefit realized for the tax deductions from option exercise totaled $65,000 and $45,000 for the three months ended March 31, 2018 and 2017, respectively.

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

Interest expense and penalties associated with unrecognized tax benefits, if any, are classified as income tax expense in the consolidated income statement. There have been no significant changes to unrecognized tax benefits or accrued interest and penalties for the three months ended March 31, 2018.

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

The methods of determining the fair value of assets and liabilities presented in this note as of March 31, 2018 are consistent with Note 3 of the Company’s 2017 Form 10-K except for the valuation of loans held for investment. We refined the calculation used to determine the disclosed fair value of our loans held for investment as part of adopting ASU 2016-01. The refined calculation did not have a significant impact on our fair value disclosures.

Fair Value of Financial Instruments

The carrying amounts and estimated fair values of financial instruments, at March 31, 2018 follows, in thousands:

		Fair Value Measurements at March 31, 2018 Using:
	Carrying Value	Level 1	Level 2	Level 3	Total Fair Value
Financial assets:
Cash and cash equivalents	$64,690	$64,690			$64,690
Investment securities	148,180		$148,180		148,180
Loans, net	485,171			$486,517	486,517
FHLB stock	2,685				N/A
Accrued interest receivable	2,460	34	501	1,925	2,460
Financial liabilities:
Deposits	652,791	610,354	42,455		652,809
Repurchase agreements	8,675		8,675		8,675
Junior subordinated deferrable interest debentures	10,310			8,065	8,065
Accrued interest payable	65	10	38	17	65

The carrying amounts and estimated fair values of financial instruments, at December 31, 2017 follows, in thousands:

		Fair Value Measurements at December 31, 2017 Using:
	Carrying Value	Level 1	Level 2	Level 3	Total Fair Value
Financial assets:
Cash and cash equivalents	$87,537	$87,537			$87,537
Investment securities	137,466		$137,466		137,466
Loans, net	482,248			$484,269	484,269
FHLB stock	2,685				N/A
Accrued interest receivable	2,582	31	522	2,029	2,582
Financial liabilities:
Deposits	662,657	616,617	46,061		662,678
Repurchase agreements	10,074		10,074		10,074
Junior subordinated deferrable interest debentures	10,310			7,829	7,829
Accrued interest payable	64	10	39	15	64

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

The following tables present information about the Company’s assets and liabilities measured at fair value on a recurring and non-recurring basis as of March 31, 2018 and December 31, 2017, and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value:

Assets and liabilities measured at fair value on a recurring basis at March 31, 2018 are summarized below, in thousands:

		Fair Value Measurements at March 31, 2018 Using

	Total Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
U.S. Government-sponsored agencies collateralized by mortgage obligations- residential	$116,470	$-	$116,470	$-
Obligations of states and political subdivisions	31,710		31,710
	$148,180	$-	$148,180	$-

 Assets and liabilities measured at fair value on a recurring basis at December 31, 2017 are summarized below, in thousands:

		Fair Value Measurements at December 31, 2017 Using

	Total Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Assets:
U.S. Government-sponsored agencies collateralized by mortgage obligations- residential	$103,788	$-	$103,788	$-
Obligations of states and political subdivisions	33,678		33,678
	$137,466	$-	$137,466	$-

The fair value of securities available-for-sale equals quoted market price, if available. If quoted market prices are not available, fair value is determined using quoted market prices for similar securities or matrix pricing. There were no changes in the valuation techniques used during 2018 or 2017. Transfers between hierarchy measurement levels are recognized by the Company as of the beginning of the reporting period. Changes in fair market value are recorded in other comprehensive income.

Assets and liabilities measured at fair value on a non-recurring basis at March 31, 2018 are summarized below, in thousands:

		Fair Value Measurements at March 31, 2018 Using
	Total Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)		Significant Other Observable Inputs (Level 2)		Significant Unobservable Inputs (Level 3)	Total Gains Three Months Ended March 31, 2018
Assets:
Impaired loans:
Construction and land	$82	$		$		$82	$3
Total impaired loans	82		-		-	82	3
Other real estate:
Real estate – residential	114					114	-
Real estate – commercial	285					285	-
Construction and land	592					592	-
Equity lines of credit	90					90	-
Total other real estate	1,081		-		-	1,081	-
	$1,163		$-		$-	$1,163	$3

Assets and liabilities measured at fair value on a non-recurring basis at December 31, 2017 are summarized below, in thousands:

		Fair Value Measurements at December 31, 2017 Using
	Total Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)		Significant Other Observable Inputs (Level 2)		Significant Unobservable Inputs (Level 3)	Total Losses Three Months Ended March 31, 2017
Assets:
Impaired loans:
Construction and land	$80	$		$		$80	$-
Total impaired loans	80		-		-	80	-
Other real estate:
Real estate – residential	-					-
Real estate – commercial	285					285	(9)
Construction and land	969					969
Equity lines of credit	90					90	-
Total other real estate	1,344		-		-	1,344	(9)
	$1,424		$-		$-	$1,424	$(9)

The Company has no liabilities which are reported at fair value.

The following methods were used to estimate fair value.

Collateral-Dependent Impaired Loans: The Bank does not record loans at fair value on a recurring basis. However, from time to time, fair value adjustments are recorded on these loans to reflect partial write-downs, through charge-offs or specific reserve allowances, that are based on fair value estimates of the underlying collateral. The fair value estimates for collateral-dependent impaired loans are generally based on recent real estate appraisals or broker opinions, obtained from independent third parties, which are frequently adjusted by management to reflect current conditions and estimated selling costs (Level 3). Net gains (losses) of $3,000 and $(9,000) represent impairment charges recognized during the years ended March 31, 2018 and 2017, respectively, related to the above impaired loans.

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

The following table presents quantitative information about Level 3 fair value measurements for financial instruments measured at fair value on a non-recurring basis at March 31, 2018 and December 31, 2017 (dollars in thousands):

					Range			Range
Description	Fair Value 3/31/2018	Fair Value 12/31/2017	Valuation Technique	Significant Unobservable Input	(Weighted Average) 3/31/2018			(Weighted Average) 12/31/2017
Impaired Loans:

Construction and land	$82	$80	Third Party appraisals	Management Adjustments to Reflect Current Conditions and Selling Costs		8%	(8%)		8%	(8%)

Other Real Estate:

RE – Residential	$114	$-	Third Party appraisals	Management Adjustments to Reflect Current Conditions and Selling Costs		10%	(10%)		N/A

RE – Commercial	$285	$285	Third Party appraisals	Management Adjustments to Reflect Current Conditions and Selling Costs	17%-	31%	(22%)	17%-	31%	(22%)

Construction and land	$592	$969	Third Party appraisals	Management Adjustments to Reflect Current Conditions and Selling Costs		10%	(10%)		10%	(10%)

Equity Lines of Credit	$90	$90	Third Party appraisals	Management Adjustments to Reflect Current Conditions and Selling Costs		10%	(10%)		10%	(10%)

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

INTRODUCTION

The following discussion and analysis sets forth certain statistical information relating to the Company as of March 31, 2018 and December 31, 2017 and for the three month periods ended March 31, 2018 and 2017. This discussion should be read in conjunction with the condensed consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q and the consolidated financial statements and notes thereto included in Plumas Bancorp’s Annual Report filed on Form 10-K for the year ended December 31, 2017.

Plumas Bancorp trades on The NASDAQ Capital Market under the ticker symbol “PLBC”.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

There have been no changes to the Company’s critical accounting policies from those disclosed in the Company’s 2017 Annual Report to Shareholders on Form 10-K.

This discussion should be read in conjunction with our unaudited condensed consolidated financial statements, including the notes thereto, appearing elsewhere in this report.

 OVERVIEW

Net income increased by $1.2 from $2.1 million during the first quarter of 2017 to $3.3 million during the current quarter. Earnings benefited from increases of $1 million in net interest income and $484 thousand in non-interest income and a decline of $52 thousand in income tax expense. Partially offsetting these items was an increase of $366 thousand in non-interest expense. Diluted earnings per share increased to $0.63 during the three months ended March 31, 2018 compared to $0.40 during the first quarter of 2017.

Total assets at March 31, 2017 were $737 million, a decrease of $8 million from $745 million at December 31, 2017. The largest decrease was a decline in cash and cash equivalents of $22.8 million. The decline in cash funded an increase in investment securities of $10.7 million and an increase in net loans $2.9 million. Cash and cash equivalents totaled $65.0 million at March 31, 2018 and $87.5 million at December 31, 2017. Investment securities totaled $148.2 million at March 31, 2018 and net loans were $485.2 million.

Total deposits decreased by $9.9 million from $663 million at December 31, 2017 to $653 million at March 31, 2018. This decrease includes declines of $14.6 million in non-interest bearing demand deposits and $3.6 million in time deposits. Partially offsetting these declines were increases of $1.7 million in interest-bearing transaction accounts and $6.6 million in money market and savings accounts. Shareholders’ equity increased by $1.6 million from $55.7 million at December 31, 2017 to $57.3 million at March 31, 2018.

The annualized return on average assets was 1.82% for the three months ended March 31, 2018 up from 1.26% for the three months ended March 31, 2017. The annualized return on average common equity increased from 16.9% during the first quarter of 2017 to 23.6% during the current quarter.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2018

Net interest income before provision for loan losses. Net interest income, on a nontax-equivalent basis, was $7.6 million for the three months ended March 31, 2018, an increase of $1.1 million, or 16%, from $6.5 million for the same period in 2017. The increase in net interest income includes an increase of $1.1 million in interest income and an increase of $7 thousand in interest expense. Net interest margin for the three months ended March 31, 2018 increased 22 basis points, or 5%, to 4.52%, up from 4.30% for the same period in 2017.

Interest income increased by $1.1 million, or 16%, to $7.8 million for the three months ended March 31, 2018, up from $6.7 million during the same period in 2017. Related to an increase in average loan balances and an increase in yield, interest and fees on loans increased by $669 thousand to $6.8 million for the three months ended March 31, 2018 as compared to $6.1 million during the first quarter of 2017. The Company’s average loan balances were $489 million for the three months ended March 31, 2018, up $27 million, or 6%, from $462 million for the same period in 2017. The average yield on loans was 5.62% during the first quarter of 2018 up from 5.36% for same quarter in 2017. We attribute much of the increase in yield to an increase in the prime interest rate. The average prime interest rate during the first quarter of 2017 was 3.79% and during the current quarter the average prime rate increased to 4.53%. Approximately 26% of our loan portfolio is tied to the prime interest rate.

The following table compares loan balances by type at March 31, 2018 and 2017.

(dollars in thousands)	Balance at End of Period	Percent of Loans in Each Category to Total Loans	Balance at End of Period	Percent of Loans in Each Category to Total Loans
	03/31/18	03/31/18	03/31/17	03/31/17
Commercial	$41,899	8.6%	$43,624	9.3%
Agricultural	55,861	11.4%	49,564	10.6%
Real estate – residential	15,609	3.2%	20,250	4.3%
Real estate – commercial	243,781	49.8%	240,687	51.2%
Real estate – construction & land	26,465	5.4%	16,402	3.5%
Equity Lines of Credit	39,534	8.1%	42,270	9.0%
Auto	62,155	12.7%	53,639	11.4%
Other	4,038	0.8%	3,528	0.7%
Total Gross Loans	$489,342	100%	$469,964	100%

Interest on investment securities increased by $295 thousand as a result of an increase in yield and growth in the investment portfolio. The average yield on investment securities increased by 33 basis points from 2.15% during the first quarter of 2017 to 2.48% during the three months ended March 31, 2018. The average balance in investment securities increased by $34.2 million from $105.9 million during the first quarter of 2017 to $140.1 million during the current quarter. We attribute the increase in yield primarily to the purchase of securities during the 12-month period having a rate in excess of the March 31, 2017 portfolio rate.

Interest expense on deposits increased by $12 thousand to $151 thousand for the three months ended March 31, 2018, up from $139 thousand during the 2017 quarter. This increase mostly relates to increases in the average balance of savings accounts.

Interest expense on other interest-bearing liabilities decreased by $5 thousand from $119 thousand during the three months ended March 31, 2017 to $114 thousand during the current quarter related to paying off our note payable in April, 2017. Interest on the note payable was $24 thousand during the three months ended March 31, 2017. This $24 thousand decline in interest expense was mostly offset by an $18 thousand increase in interest expense on junior subordinated debentures related to an increase in the London Interbank Offered Rate (LIBOR) rate. Interest on the debentures, which totaled $112 thousand during the first quarter of 2018, fluctuates with changes in the 3-month LIBOR.

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

	For the Three Months Ended March 31, 2018			For the Three Months Ended March 31, 2017
	Average Balance (in thousands)	Interest (in thousands)	Yield/ Rate	Average Balance (in thousands)	Interest (in thousands)	Yield/ Rate

Interest-earning assets:
Loans (1) (2) (3)	$488,833	$6,777	5.62%	$461,811	$6,108	5.36%
Investment securities (1)	140,050	856	2.48%	105,899	561	2.15%
Interest-bearing deposits	48,644	185	1.54%	45,630	96	0.85%
Total interest-earning assets	677,527	7,818	4.68%	613,340	6,765	4.47%
Cash and due from banks	19,922			18,330
Other assets	35,032			32,566
Total assets	$732,481			$664,236

Interest-bearing liabilities:
NOW deposits	$100,472	23	0.09%	$95,642	22	0.09%
Money market deposits	63,215	23	0.15%	57,315	20	0.14%
Savings deposits	175,162	72	0.17%	151,569	62	0.17%
Time deposits	43,922	33	0.30%	48,601	35	0.29%
Total deposits	382,771	151	0.16%	353,127	139	0.16%
Note payable	-	-	-%	2,364	24	4.12%
Junior subordinated debentures	10,310	112	4.41%	10,310	94	3.70%
Other interest-bearing liabilities	9,573	2	0.08%	7,392	1	0.05%
Total interest-bearing liabilities	402,654	265	0.27%	373,193	258	0.28%
Non-interest bearing deposits	266,771			234,780
Other liabilities	6,580			6,663
Shareholders' equity	56,476			49,600
Total liabilities & equity	$732,481			$664,236
Cost of funding interest-earning assets (4)			0.16%			0.17%
Net interest income and margin (5)		$7,553	4.52%		$6,507	4.30%

(1)	Not computed on a tax-equivalent basis.
(2)	Average nonaccrual loan balances of $1.1 million for 2018 and $2.8 million for 2017 are included in average loan balances for computational purposes.
(3)	Net costs included in loan interest income for the three-month periods ended March 31, 2018 and 2017 were $108,000 and $125,000, respectively.
(4)	Total annualized interest expense divided by the average balance of total earning assets.
(5)	Annualized net interest income divided by the average balance of total earning assets.

The following table sets forth changes in interest income and interest expense for the three-month periods indicated and the amount of change attributable to variances in volume, rates and the combination of volume and rates based on the relative changes of volume and rates:

	2018 over 2017 change in net interest income for the three months ended March 31
	(in thousands)
	Volume (1)	Rate (2)	Mix (3)	Total

Interest-earning assets:
Loans	$358	$294	$17	$669
Investment securities	181	86	28	295
Interest bearing deposits	6	78	5	89
Total interest income	545	458	50	1,053
Interest-bearing liabilities:
NOW deposits	1	-	-	1
Money market deposits	2	1	-	3
Savings deposits	10	-	-	10
Time deposits	(3)	1	-	(2)
Note payable	(24)	-	-	(24)
Junior subordinated debentures	-	18	-	18
Other	-	1	-	1
Total interest expense	(14)	21	-	7
Net interest income	$559	$437	$50	$1,046

(1)	The volume change in net interest income represents the change in average balance multiplied by the previous quarter’s rate.
(2)	The rate change in net interest income represents the change in rate multiplied by the previous quarter’s average balance.
(3)	The mix change in net interest income represents the change in average balance multiplied by the change in rate.

Provision for loan losses. During the three months ended March 31, 2018 and 2017 we recorded a provision for loan losses of $200 thousand. See “Analysis of Asset Quality and Allowance for Loan Losses” for a discussion of loan quality trends and the provision for loan losses.

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

Non-interest income. During the three months ended March 31, 2018, non-interest income totaled $2.5 million, an increase of $484 thousand from the three months ended March 31, 2017. Gains on sale of SBA loans increased by $138 thousand from $528 thousand during the three months ended March 31, 2017 to $666 thousand during the current quarter. Proceeds from SBA loan sales totaled $11.9 million during the current quarter and $9.2 million during the 2017 quarter. Loans originated for sale totaled $12.6 million during the three months ended March 31, 2018 and $11.2 million during the three months ended March 31, 2017. Service charge income increased by $41 thousand and interchange income increased by $35 thousand both of which we attribute to growth in deposits. A $21 thousand increase in loan servicing fees was related to an increase in loans serviced. At March 31, 2018 we were servicing over $116 million in guaranteed portions of loans an increase of $15 million from over $101 million at March 31, 2017. The increase in non-interest income also includes a $209 thousand gain recorded upon the prospective adoption of a newly effective accounting pronouncement impacting the measurement of equity securities, without a readily determinable fair market value, which in our case consists of stock in our correspondent banks.

The following table describes the components of non-interest income for the three-month periods ended March 31, 2018 and 2017, dollars in thousands:

	For the Three Months
	Ended March 31
	2018	2017	Dollar Change	Percentage Change
Gain on sale of loans, net	$666	$528	$138	26.1%
Service charges on deposit accounts	640	599	41	6.8%
Interchange income	491	456	35	7.7%
Gain on equity securities with no readily determinable fair value	209	-	209	100%
Loan servicing fees	189	168	21	12.5%
Earnings on life insurance policies	83	82	1	1.2%
Loss on sale of investments	(8)	(17)	9	52.9%
Other	261	231	30	13.0%
Total non-interest income	$2,531	$2,047	$484	23.6%

Non-interest expense. During the three months ended March 31, 2018, total non-interest expense increased by $366 thousand, or 7%, to $5.4 million, up from $5.1 million for the comparable period in 2017. The three largest components of this increase were increases of $186 thousand in salary and benefit expense, $60 thousand in professional fees and $74 thousand in other. The largest decline in non-interest expense was $67 thousand in occupancy and equipment expense.

Salary expense increased by $100 thousand to $2.2 million primarily related to merit and promotion increases. Other significant increases in salary and benefit expense included an increase in accrued bonus expense of $105 thousand and an increase in accrued vacation costs of $50 thousand. The largest decrease in salary and benefit expense was an increase in the deferral of loan origination costs of $103 thousand.

Professional fees increased by $60 thousand related to a $20 thousand increase in accrued audit expense and a $35 thousand increase in consulting expense. The increase in accrued audit expense includes costs associated with the annual audit of internal control over financial reporting which is required for public companies who are accelerated filers. We recently met this requirement. The increase in consulting costs primarily represents costs related to an external review of our compliance management system and ongoing bank compliance consulting. The increase in non-interest expense included a $50 thousand increase to the reserve for undisbursed loan commitments related to an increase in total loan commitments as the Bank continues to grow it loan portfolio.

Occupancy and equipment expense was elevated during the 2017 quarter primarily related to an increase in premises repairs and maintenance costs related to an extremely harsh winter.

The following table describes the components of non-interest expense for the three-month periods ended March 31, 2018 and 2017, dollars in thousands:

	For the Three Months Ended March 31
	2018	2017	Dollar Change	Percentage Change
Salaries and employee benefits	$3,113	$2,927	$186	6.4%
Occupancy and equipment	702	769	(67)	-8.7%
Outside service fees	573	532	41	7.7%
Professional fees	219	159	60	37.7%
Telephone and data communication	136	133	3	2.3%
Director compensation and expenses	90	80	10	12.5%
Loan collection expenses	89	50	39	78.0%
Business development	79	74	5	6.8%
Advertising and shareholder relations	78	77	1	1.3%
Armored car and courier	77	65	12	18.5%
Deposit insurance	74	62	12	19.4%
OREO costs	41	16	25	156.3%
Stationery and supplies	28	29	(1)	-3.4%
Gain on Sale of OREO	(34)	-	(34)	100.0%
Other	184	110	74	67.3%
Total non-interest expense	$5,449	$5,083	$366	7.2%

Provision for income taxes. The Company recorded an income tax provision of $1.2 million, or 26.0% of pre-tax income for the three months ended March 31, 2018. This compares to an income tax provision of $1.2 million or 36.9% of pre-tax income during the first three months of 2017. The decline from 36.9% to 26.0% mostly relates from a change in the Federal corporate tax rate, under the Tax Cuts and Jobs Act, from 34% to 21%. The percentages for 2018 and 2017 differ from statutory rates as tax exempt items of income such as earnings on Bank owned life insurance and municipal loan and securities interest decrease taxable income. In addition, the 2018 and 2017 provision include income tax benefits related to the exercise of nonqualified stock options of $42 thousand and $45 thousand, respectively.

Deferred tax assets and liabilities are recognized for the tax consequences of temporary differences between the reported amount of assets and liabilities and their tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The determination of the amount of deferred income tax assets which are more likely than not to be realized is primarily dependent on projections of future earnings, which are subject to uncertainty and estimates that may change given economic conditions and other factors. The realization of deferred income tax assets is assessed and a valuation allowance is recorded if it is "more likely than not" that all or a portion of the deferred tax asset will not be realized. "More likely than not" is defined as greater than a 50% chance. All available evidence, both positive and negative is considered to determine whether, based on the weight of that evidence, a valuation allowance is needed. Based upon the analysis of available evidence, management has determined that it is "more likely than not" that all deferred income tax assets as of March 31, 2018 and December 31, 2017 will be fully realized and therefore no valuation allowance was recorded. On the consolidated balance sheet, net deferred tax assets are included in accrued interest receivable and other assets.

FINANCIAL CONDITION

Loan Portfolio. Loans increased by $2.7 million from $487 million at December 31, 2017 to $489 million at March 31, 2018. The increase in loan balances includes increases of $3.5 million in commercial real estate loans, $2.3 million in commercial loans, $1.7 million in automobile loans, $1.3 million in construction loans and $0.2 in other loans partially offset by declines of $3.0 million in agricultural loans, $2.3 million in equity lines of credit and $1.0 million in residential real estate loans. The Company continues to manage the mix of its loan portfolio consistent with its identity as a community bank serving the financing needs of all sectors of the area it serves. Although the Company offers a broad array of financing options, it continues to concentrate its focus on small to medium sized commercial businesses. These loans offer diversification as to industries and types of businesses, thus limiting material exposure in any industry concentrations. The Company offers both fixed and floating rate loans and obtains collateral in the form of real property, business assets and deposit accounts, but looks to business and personal cash flows as its primary source of repayment.

As shown in the following table the Company's largest lending categories are commercial real estate loans, auto loans, agricultural loans, commercial loans and equity lines of credit.

(dollars in thousands)	Balance at End of Period	Percent of Loans in Each Category to Total Loans	Balance at End of Period	Percent of Loans in Each Category to Total Loans
	3/31/18	3/31/18	12/31/17	12/31/17
Commercial	$41,899	8.6%	$39,620	8.1%
Agricultural	55,861	11.4%	58,908	12.1%
Real estate - residential	15,609	3.2%	16,624	3.4%
Real estate – commercial	243,781	49.8%	240,257	49.4%
Real estate – construction & land	26,465	5.4%	25,181	5.2%
Equity Lines of Credit	39,534	8.1%	41,798	8.6%
Auto	62,155	12.7%	60,438	12.4%
Other	4,038	0.8%	3,808	0.8%
Total Gross Loans	$489,342	100%	$486,634	100%

Construction and land development loans represented 5.4% and 4.0% of the loan portfolio as of March 31, 2018 and December 31, 2017, respectively. The construction and land development portfolio component has been identified by Management as a higher-risk loan category.  The quality of the construction and land development category is highly dependent on property values both in terms of the likelihood of repayment once the property is transacted by the current owner as well as the level of collateral the Company has securing the loan in the event of default.  Loans in this category are characterized by the speculative nature of commercial and residential development properties and can include property in various stages of development from raw land to finished lots. The Company has reduced its holdings in construction and land development loans from over 21% of its loan portfolio at December 31, 2007 to less than 6% during the last two years.

The Company’s real estate related loans, including real estate mortgage loans, real estate construction and land development loans, consumer equity lines of credit, and agricultural loans secured by real estate comprised 72% of the total loan portfolio at March 31, 2018. Moreover, the business activities of the Company currently are focused in the California counties of Plumas, Nevada, Placer, Lassen, Modoc, Shasta, and Sierra and in Washoe County in Northern Nevada. Consequently, the results of operations and financial condition of the Company are dependent upon the general trends in these economies and, in particular, the residential and commercial real estate markets. In addition, the concentration of the Company's operations in these areas of Northeastern California and Northwestern Nevada exposes it to greater risk than other banking companies with a wider geographic base in the event of catastrophes, such as earthquakes, fires and floods in these regions.

The rates of interest charged on variable rate loans are set at specific increments in relation to the Company's lending rate or other indexes such as the published prime interest rate or U.S. Treasury rates and vary with changes in these indexes. The frequency in which variable rate loans reprice can vary from one day to several years. At March 31, 2018 and December 31, 2017, approximately 75% of the Company's loan portfolio was comprised of variable rate loans. At March 31, 2018 and December 31, 2017, 39% and 40%, respectively of the variable loans were at their respective floor rate. While real estate mortgage, commercial and consumer lending remain the foundation of the Company's historical loan mix, some changes in the mix have occurred due to the changing economic environment and the resulting change in demand for certain loan types. The most significant change has been an increase in indirect auto lending with automobile loans increasing from 2.5% of gross loans at December 31, 2011 to 12.7% of gross loans at March 31, 2018. The automobile portfolio provides diversification to the loan portfolio in terms of rate, term and balance as these loans tend to have a much shorter term and balance than commercial real-estate loans and are fixed rate. In addition, the Company remains committed to the agricultural industry in Northeastern California and will continue to pursue high quality agricultural loans. Agricultural loans include both commercial and commercial real estate loans. The Company’s agricultural loan balances totaled $56 million at March 31, 2018 and $59 million at December 31, 2017.

Analysis of Asset Quality and Allowance for Loan Losses. The Company attempts to minimize credit risk through its underwriting and credit review policies. The Company’s credit review process includes internally prepared credit reviews as well as contracting with an outside firm to conduct periodic credit reviews. The Company’s management and lending officers evaluate the loss exposure of classified and impaired loans on a quarterly basis, or more frequently as loan conditions change. The Management Asset Resolution Committee (MARC) reviews the asset quality of criticized and past due loans monthly and reports the findings to the full Board of Directors. In management's opinion, this loan review system helps facilitate the early identification of potential criticized loans. The Company has implemented MARC to develop an action plan to significantly reduce nonperforming assets. It consists of the Bank’s Chief Executive Officer, Chief Financial Officer and Chief Credit Officer, and the activities are governed by a formal written charter. The MARC meets monthly and reports to the Board of Directors.

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

(dollars in thousands)	For the Three Months Ended March 31,		For the Year Ended December 31
	2018	2017	2017	2016	2015
Balance at beginning of period	$6,669	$6,549	$6,549	$6,078	$5,451
Charge-offs:
Commercial and agricultural	265	-	202	268	91
Real estate mortgage	-	-	48	292	132
Real estate construction & land	-	-	-	5	55
Consumer (includes equity LOC & Auto)	184	55	629	414	549
Total charge-offs	449	55	879	979	827
Recoveries:
Commercial and agricultural	7	8	89	53	173
Real estate mortgage	108	3	118	45	8
Real estate construction & land	2	-	-	389	-
Consumer (includes equity LOC & Auto)	85	38	192	163	173
Total recoveries	202	49	399	650	354
Net charge-offs	247	6	480	329	473
Provision for loan losses	200	200	600	800	1,100
Balance at end of period	$6,622	$6,743	$6,669	$6,549	$6,078
Net charge-offs during the period to average loans (annualized for the three month periods)	0.20%	0.01%	0.10%	0.08%	0.12%
Allowance for loan losses to total loans	1.35%	1.43%	1.37%	1.42%	1.52%

During the three months ended March 31, 2018 and 2017 we recorded a provision for loan losses of $200 thousand. Net charge-offs totaled $247 thousand during the three months ended March 31, 2018, an increase of $241 thousand from $6 thousand during the three months ended March 31, 2017. The increase is mostly related to a charge-off on a commercial loan in which the borrower filed bankruptcy.

 The following table provides a breakdown of the allowance for loan losses at March 31, 2018 and December 31, 2017:

(dollars in thousands)	Balance at End of Period	Percent of Loans in Each Category to Total Loans	Balance at End of Period	Percent of Loans in Each Category to Total Loans
	2018	2018	2017	2017
Commercial and agricultural	$1,266	20.0%	$1,348	20.2%
Real estate mortgage	2,971	53.0%	2,960	52.8%
Real estate construction & land	791	5.4%	783	5.2%
Consumer (includes equity LOC & Auto)	1,594	21.6%	1,578	21.8%
Total	$6,622	100.0%	$6,669	100.0%

The allowance for loan losses totaled $6.6 million at March 31, 2018 and $6.7 million at December 31, 2017. Specific reserves related to impaired loans decreased by $4 thousand from $82 thousand at December 31, 2017 to $78 thousand at March 31, 2018. At least quarterly the Company evaluates each specific reserve and if it determines that the loss represented by the specific reserve is uncollectable it records a charge-off for the uncollectable portion. General reserves were $6.5 million at March 31, 2018 and $6.6 million at December 31, 2017. The allowance for loan losses as a percentage of total loans decreased slightly from 1.37% at December 31, 2017 to 1.35% at March 31, 2018. The percentage of general reserves to unimpaired loans totaled 1.34% and 1.36% at March 31, 2018 and December 31, 2017, respectively.

The Company places loans 90 days or more past due on nonaccrual status unless the loan is well secured and in the process of collection. A loan is considered to be in the process of collection if, based on a probable specific event, it is expected that the loan will be repaid or brought current. Generally, this collection period would not exceed 90 days. Included in nonperforming loans at December 31, 2017 were three loans to one customer totaling $1.8 million that were 90 days past due and still accruing interest. These loans were well secured and in process of collection at December 31, 2017. As of March 31, 2018, we have collected $1.7 million in principal on these loans through the liquidation of a portion of the collateral securing the loans reducing the outstanding balance to $0.1 million which was repaid in April 2018. When a loan is placed on nonaccrual status the Company's general policy is to reverse and charge against current income previously accrued but unpaid interest. Interest income on such loans is subsequently recognized only to the extent that cash is received and future collection of principal is deemed by management to be probable. Where the collectability of the principal or interest on a loan is considered to be doubtful by management, it is placed on nonaccrual status prior to becoming 90 days delinquent.

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

Loans restructured (TDRs) and not included in nonperforming loans in the following table totaled $1.1 million, $1.1 million, $2.6 million, $2.0 million and $2.0 million at March 31, 2018, December 31, 2017, 2016, 2015 and 2014, respectively.

The following table sets forth the amount of the Company's nonperforming assets as of the dates indicated.

	At March 31,	At December 31,
	2018	2017	2016	2015	2014
	(dollars in thousands)

Nonaccrual loans	$941	$1,226	$2,724	$4,546	$6,625
Loans past due 90 days or more and still accruing	77	1,796	-	-	-
Total nonperforming loans	1,018	3,022	2,724	4,546	6,625
Other real estate owned	1,081	1,344	735	1,756	3,590
Other vehicles owned	28	35	12	30	13
Total nonperforming assets	$2,127	$4,401	$3,471	$6,332	$10,228
Interest income forgone on nonaccrual loans	$15	$50	$164	$303	$345
Interest income recorded on a cash basis on nonaccrual loans	$-	$-	$29	$-	$31
Nonperforming loans to total loans	0.21%	0.62%	0.59%	1.13%	1.79%
Nonperforming assets to total assets	0.29%	0.59%	0.53%	1.06%	1.90%

Nonperforming loans at March 31, 2018 were $1.0 million, a decrease of $2.0 million from the $3.0 million balance at December 31, 2017. Specific reserves on nonaccrual loans totaled $20 thousand at March 31, 2018 and $24 thousand at December 31, 2017, respectively. Performing loans past due thirty to eighty-nine days were $4.0 million at March 31, 2018 and $3.4 million at December 31, 2017.

A substandard loan is not adequately protected by the current sound worth and paying capacity of the borrower or the value of the collateral pledged, if any. Total substandard loans decreased by $2.3 million from $3.2 million at December 31, 2017 to $0.9 million at March 31, 2018. Loans classified as special mention increased by $3.5 million from $642 thousand at December 31, 2017 to $4.1 million at March 31, 2018. At March 31, 2018, $0.4 million of performing loans were classified as substandard. Further deterioration in the credit quality of individual performing substandard loans or other adverse circumstances could result in the need to place these loans on nonperforming status.

At March 31, 2018 and December 31, 2017, the Company's recorded investment in impaired loans totaled $2.0 million and $2.3 million, respectively. The specific allowance for loan losses related to impaired loans totaled $78 thousand and $82 thousand at March 31, 2018 and December 31, 2017, respectively. Additionally, $11 thousand had been charged off against the impaired loans at March 31, 2018 and December 31 2017.

It is the policy of management to make additions to the allowance for loan losses so that it remains appropriate to absorb the inherent risk of loss in the portfolio. Management believes that the allowance at March 31, 2018 is appropriate. However, the determination of the amount of the allowance is judgmental and subject to economic conditions which cannot be predicted with certainty. Accordingly, the Company cannot predict whether charge-offs of loans in excess of the allowance may occur in future periods.

OREO represents real property acquired by the Bank either through foreclosure or through a deed in lieu thereof from the borrower. Repossessed assets include vehicles and other commercial assets acquired under agreements with delinquent borrowers. OREO holdings represented seven properties totaling $1.1 million at March 31, 2018 and six properties totaling $1.3 million at December 31, 2017. Nonperforming assets as a percentage of total assets were 0.29% at March 31, 2018 and 0.59% at December 31, 2017.

The following table provides a summary of the change in the number and balance of OREO properties for the three months ended March 31, 2018 and 2017, dollars in thousands:

	Three Months Ended March 31,
	#	2018	#	2017
Beginning Balance	6	$1,344	6	$735
Additions	1	114	-	-
Dispositions	0	(377)	(1)	(75)
Provision from change in OREO valuation	-	-	-	(9)
Ending Balance	7	$1,081	5	$651

The disposition in 2018 was related to the sale of a portion of a property.

Investment Portfolio and Federal Funds Sold. Total investment securities were $148.2 million as of March 31, 2018 and $137.5 million as of December 31, 2017. Unrealized loss on available-for-sale investment securities totaling $3.4 million were recorded, net of $1.0 million in tax benefits, as accumulated other comprehensive loss within shareholders' equity at March 31, 2018. Unrealized loss on available-for-sale investment securities totaling $809 thousand were recorded, net of $239 thousand in tax benefits, as accumulated other comprehensive income within shareholders' equity at December 31, 2017.

During the three months ended March 31, 2018 the Company sold eighteen available-for-sale investment securities for total proceeds of $4.2 million recording a $8 thousand loss on sale. During the three months ended March 31, 2017 the Company sold seven available-for-sale investment securities for total proceeds of $4.2 million recording a $17 thousand loss on sale.

The investment portfolio at March 31, 2018 consisted of $116.5 million in securities of U.S. Government-sponsored agencies and 104 municipal securities totaling $31.7 million. The investment portfolio at December 31, 2017 consisted of $103.8 million in securities of U.S. Government-sponsored agencies and 115 municipal securities totaling $33.7 million.

There were no Federal funds sold at March 31, 2018 and December 31, 2017; however, the Bank maintained interest earning balances at the Federal Reserve Bank totaling $41.0 million at March 31, 2018 and $62.2 million at December 31, 2017. The balances, at March 31, 2018, earn interest at the rate of 1.75%.

The Company classifies its investment securities as available-for-sale or held-to-maturity. Currently all securities are classified as available-for-sale. Securities classified as available-for-sale may be sold to implement the Company's asset/liability management strategies and in response to changes in interest rates, prepayment rates and similar factors.

Deposits. Total deposits decreased by $9.9 million, or 1.5%, from $662.7 million at December 31, 2017 to $652.8 million at March 31, 2018. This decrease includes a decline of $14.6 million in non-interest bearing demand deposits which we believe is primarily seasonable in nature. Time deposits declined by $3.6 million, much of which we attribute to migration into other types of deposits given the low rates and lack of liquidity associated with time deposits. Partially offsetting these declines in deposits were increases of $1.7 million in interest-bearing transaction accounts and $6.6 million in money market and savings accounts. The Company continues to manage the mix of its deposits consistent with its identity as a community bank serving the financial needs of its customers.

The following table shows the distribution of deposits by type at March 31, 2018 and December 31, 2017.

(dollars in thousands)	Balance at End of Period	Percent of Deposits in Each Category to Total Deposits	Balance at End of Period	Percent of Deposits in Each Category to Total Deposits
	3/31/18	3/31/18	12/31/17	12/31/17
Non-interest bearing	$267,636	41.0%	$282,239	42.6%
NOW	100,931	15.5%	99,195	15.0%
Money Market	65,205	10.0%	60,757	9.2%
Savings	176,582	27.0%	174,426	26.3%
Time	42,437	6.5%	46,040	6.9%
Total Deposits	$652,791	100%	$662,657	100%

Deposits represent the Bank's primary source of funds. Deposits are primarily core deposits in that they are demand, savings and time deposits generated from local businesses and individuals. These sources are considered to be relatively stable, long-term relationships thereby enhancing steady growth of the deposit base without major fluctuations in overall deposit balances. The Company experiences, to a small degree, some seasonality with the slower growth period between November through April, and the higher growth period from May through October. In order to assist in meeting any funding demands, the Company maintains a secured borrowing arrangement with the FHLB. There were no brokered deposits at March 31, 2018 or December 31, 2017.

Short-term Borrowing Arrangements. The Company is a member of the FHLB and can borrow up to $200 million from the FHLB secured by commercial and residential mortgage loans with carrying values totaling million. The Company is required to hold FHLB stock as a condition of membership. At March 31, 2018 and December 31, 2017, the Company held $2.7 million of FHLB stock which is recorded as a component of other assets. Based on this level of stock holdings at March 31, 2018, the Company can borrow up to $99.4 million. To borrow the $200 million in available credit the Company would need to purchase $2.7 million in additional FHLB stock. In addition to its FHLB borrowing line, the Company has unsecured short-term borrowing agreements with three of its correspondent banks in the amounts of $20 million, $11 million and $10 million. There were no outstanding borrowings to the FHLB or the correspondent banks under these agreements at March 31, 2018 or December 31, 2017.

Note Payable and Term Loan. On October 1, 2015, the Company entered into a $5.0 million term loan (the “Term Loan”), which was scheduled to mature on October 1, 2018. On April 20, 2017 Plumas Bancorp paid off the $2,250,000 remaining balance on the Term Loan. The payment was funded through a $4 million dividend from Plumas Bank. The balance of this Term Loan was $2,250,000 at March 31, 2017.

On October 1, 2017 the Company renewed its line of credit, for a one-year term, with the same lender (the “Note”). The maximum amount outstanding at any one time on the Note cannot exceed $5 million. There were no balances outstanding on the Note as of March 31, 2018 or December 31, 2017. The Note bears interest at a rate of the U.S. "Prime Rate" plus one-quarter percent per annum and is secured by 100 shares of Plumas Bank stock representing the Company's 100% ownership interest in Plumas Bank. Under the Note, the Bank is subject to several negative and affirmative covenants including, but not limited to providing timely financial information, maintaining specified levels of capital, restrictions on additional borrowings, and meeting or exceeding certain capital and asset quality ratios. The Bank was in compliance with all such covenants related to the Note at March 31, 2018 and December 31, 2017. Interest expense related to the Note and the Term Loan for the three months ended years ended March 31, 2018 and 2017 totaled $0 thousand and $24 thousand, respectively.

Repurchase Agreements. In 2011 the Bank introduced a new product for its larger business customers which use securities sold under agreements to repurchase as an alternative to interest-bearing deposits. Securities sold under agreements to repurchase totaling $8,675,000 and $10,074,000 at March 31, 2018 and December 31, 2017, respectively are secured by U.S. Government agency securities with a carrying amount of $15,882,000 and $16,769,000 at March 31, 2018 and December 31, 2017, respectively. Interest paid on this product is like that which is paid on the Bank’s premium money market account; however, these are not deposits and are not FDIC insured.

Junior Subordinated Deferrable Interest Debentures. Plumas Statutory Trust I and II are business trust subsidiaries formed by the Company with capital of $330,000 and $170,000, respectively, for the sole purpose of issuing trust preferred securities fully and unconditionally guaranteed by the Company.

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

Trust I’s Subordinated Debentures mature on September 26, 2032, bear a current interest rate of 5.69% (based on 3-month LIBOR plus 3.40%), with repricing and payments due quarterly. Trust II’s Subordinated Debentures mature on September 28, 2035, bear a current interest rate of 3.60% (based on 3-month LIBOR plus 1.48%), with repricing and payments due quarterly. The interest rate of the Trust Preferred Securities issued by Trust I adjust on each quarterly anniversary date to equal the 3-month LIBOR plus 3.40%. The Trust Preferred Securities issued by Trust II adjust on each quarterly anniversary date to equal the 3-month LIBOR plus 1.48%. Both Trusts I and II have the option to defer payment of the distributions for a period of up to five years, as long as the Company is not in default on the payment of interest on the Subordinated Debentures.

Interest expense recognized by the Company for the three months ended March 31, 2018 and 2017 related to the subordinated debentures was $112 thousand and $94 thousand, respectively.

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

Capital Resources

Shareholders’ equity increased by $1.6 million from $55.7 million at December 31, 2017 to $57.3 million at March 31, 2018. The $1.6 million increase was related to earnings during the first quarter of 2018 of $3.3 million and $0.1 million representing stock option activity partially offset by an increase of $1.8 million in the unrealized loss on investment securities.

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

The following table sets forth the Bank's actual capital amounts and ratios (dollar amounts in thousands):

			Amount of Capital Required
					To be Well-Capitalized
			For Capital		Under Prompt
	Actual		Adequacy Purposes		Corrective Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
March 31, 2018
Common Equity Tier 1 Ratio	$68,402	12.5%	$24,702	4.5%	$35,680	6.5%
Tier 1 Leverage Ratio	68,402	9.3%	29,354	4.0%	36,693	5.0%
Tier 1 Risk-Based Capital Ratio	68,402	12.5%	32,936	6.0%	43,914	8.0%
Total Risk-Based Capital Ratio	75,264	13.7%	43,914	8.0%	54,893	10.0%

December 31, 2017
Common Equity Tier 1 Ratio	$65,085	12.0%	$24,453	4.5%	$35,321	6.5%
Tier 1 Leverage Ratio	65,085	8.8%	29,663	4.0%	37,079	5.0%
Tier 1 Risk-Based Capital Ratio	65,085	12.0%	32,604	6.0%	43,472	8.0%
Total Risk-Based Capital Ratio	71,878	13.2%	43,472	8.0%	53,340	10.0%

Management believes that Plumas Bank currently meets all its capital adequacy requirements.

The current and projected capital positions of the Bank and the impact of capital plans and long-term strategies are reviewed regularly by management. The Company policy is to maintain the Bank’s ratios above the prescribed well-capitalized ratios at all times.

Off-Balance Sheet Arrangements

Loan Commitments. In the normal course of business, there are various commitments outstanding to extend credits that are not reflected in the financial statements. Commitments to extend credit and letters of credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Annual review of commercial credit lines, letters of credit and ongoing monitoring of outstanding balances reduces the risk of loss associated with these commitments. As of March 31, 2018, the Company had $108.8 million in unfunded loan commitments and $477 thousand in letters of credit. This compares to 107.4 million in unfunded loan commitments and $477 thousand in letters of credit at December 31, 2017. Of the $108.8 million in unfunded loan commitments, $62.3 million and $46.5 million represented commitments to commercial and consumer customers, respectively. Of the total unfunded commitments at March 31, 2018, $59.8 million were secured by real estate, of which $23.7 million was secured by commercial real estate and $36.1 million was secured by residential real estate in the form of equity lines of credit. The commercial loan commitments not secured by real estate primarily represent business lines of credit, while the consumer loan commitments not secured by real estate primarily represent revolving credit card lines and overdraft protection lines. Since some of the commitments are expected to expire without being drawn upon the total commitment amounts do not necessarily represent future cash requirements.

Operating Leases. The Company leases two depository branches and three lending offices and two non-branch automated teller machine locations. Total rental expenses under all operating leases were $92,000 and $82,000 during the three months ended March 31, 2018 and 2017, respectively. The expiration dates of the leases vary, with the first such lease expiring during 2018 and the last such lease expiring during 2021.

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

The Company is a member of the FHLB and can borrow up to $200 million from the FHLB secured by commercial and residential mortgage loans with carrying values totaling $320 million. See “Short-term Borrowing Arrangements” for additional information on our FHLB borrowing capacity. In addition to its FHLB borrowing line, the Company has unsecured short-term borrowing agreements with three of its correspondent banks in the amounts of $20 million, $11 million and $10 million. There were no outstanding borrowings under the FHLB or the correspondent bank borrowing lines at March 31, 2018 or December 31, 2017.

Customer deposits are the Company’s primary source of funds. Total deposits decreased by $9.9 million, or 1.5%, from $662.7 million at December 31, 2017 to $652.8 million at March 31, 2018. Deposits are held in various forms with varying maturities. The Company’s securities portfolio, Federal funds sold, FHLB advances, and cash and due from banks serve as the primary sources of liquidity, providing adequate funding for loans during periods of high loan demand. During periods of decreased lending, funds obtained from the maturing or sale of investments, loan payments, and new deposits are invested in short-term earning assets, such as cash held at the FRB, Federal funds sold and investment securities, to serve as a source of funding for future loan growth. Management believes that the Company’s available sources of funds, including borrowings, will provide adequate liquidity for its operations in the foreseeable future.

Recent Developments. On April 18, 2018 the Company declared a semi-annual cash dividend totaling $0.18 per share, or approximately $0.9 million, payable on May 15, 2018 to shareholders of record at the close of business day on April 30, 2018.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are not required to provide this item until our Form 10-K filing for the year ending December 31, 2018.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

The Company’s management, including the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of March 31, 2018.  The Company’s disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the U.S. Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.  Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2018.

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended March 31, 2018 that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

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

Item 1A RISK FACTORS

There have been no material changes to the principal risks that we believe are material to our business, results of operations and financial condition, from the risk factors previously disclosed in the 2017 Annual Report on Form 10-K. For a discussion on these risk factors, please see “Item 1A. Risk Factors” contained in the 2017 Annual Report on Form 10-K.

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

31.1*	Rule 13a-14(a) [Section 302] Certification of Principal Financial Officer dated May 2, 2018.

31.2*	Rule 13a-14(a) [Section 302] Certification of Principal Executive Officer dated May 2, 2018.

32.1*	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 dated May 2, 2018.

32.2*	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 dated May 2, 2018.

101.INS*	XBRL Instance Document.

101.SCH*	XBRL Taxonomy Schema.

101.CAL*	XBRL Taxonomy Calculation Linkbase.

101.DEF*	XBRL Taxonomy Definition Linkbase.

101.LAB*	XBRL Taxonomy Label Linkbase.

101.PRE*	XBRL Taxonomy Presentation Linkbase.

*	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PLUMAS BANCORP
(Registrant)
Date: May 2, 2018
/s/ Richard L. Belstock
Richard L. Belstock
Chief Financial Officer

/s/ Andrew J. Ryback
Andrew J. Ryback
Director, President and Chief Executive Officer