Form 10-Q
period 2018-09-30
PLUMAS BANCORP
filed 2018-11-07
CIK 1168455

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED September 30, 2018

☐	TRANSITION REPORT UNDER SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM __________ TO ___________

COMMISSION FILE NUMBER: 000-49883

PLUMAS BANCORP

(Exact Name of Registrant as Specified in Its Charter)

California	75-2987096
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

35 S. Lindan Avenue, Quincy, California	95971
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s Telephone Number, Including Area Code (530) 283-7305

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒   No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See definition of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule12b-2 of the Exchange Act:

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of October 31, 2018. 5,125,476 shares.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

PLUMAS BANCORP

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands, except share data)

	September 30, 2018	December 31, 2017

Assets
Cash and cash equivalents	$35,256	$87,537
Investment securities available for sale	156,734	137,466
Loans, less allowance for loan losses of $6,846 at September 30, 2018 and $6,669 at December 31, 2017	535,998	482,248
Real estate acquired through foreclosure	1,088	1,344
Premises and equipment, net	13,748	11,346
Bank owned life insurance	12,774	12,866
Accrued interest receivable and other assets	15,150	12,620
Total assets	$770,748	$745,427

Liabilities and Shareholders’ Equity

Deposits:
Non-interest bearing	$289,859	$282,239
Interest bearing	392,983	380,418
Total deposits	682,842	662,657
Repurchase agreements	8,210	10,074
Accrued interest payable and other liabilities	7,020	6,686
Junior subordinated deferrable interest debentures	10,310	10,310
Total liabilities	708,382	689,727

Commitments and contingencies (Note 5)

Shareholders’ equity:
Common stock, no par value; 22,500,000 shares authorized; issued and outstanding – 5,125,476 shares at September 30, 2018 and 5,064,972 at December 31, 2017	6,854	6,415
Retained earnings	59,357	49,855
Accumulated other comprehensive loss, net	(3,845)	(570)
Total shareholders’ equity	62,366	55,700
Total liabilities and shareholders’ equity	$770,748	$745,427

See notes to unaudited condensed consolidated financial statements.

 PLUMAS BANCORP

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(In thousands, except per share data)

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2018	2017	2018	2017
Interest Income:
Interest and fees on loans	$7,693	$6,560	$21,680	$19,101
Interest on investment securities	1,037	618	2,873	1,782
Other	113	223	402	402
Total interest income	8,843	7,401	24,955	21,285
Interest Expense:
Interest on deposits	159	149	462	429
Interest on note payable	-	-	-	28
Interest on junior subordinated deferrable interest debentures	131	103	370	295
Other	2	1	5	4
Total interest expense	292	253	837	756
Net interest income before provision for loan losses	8,551	7,148	24,118	20,529
Provision for Loan Losses	300	200	800	600
Net interest income after provision for loan losses	8,251	6,948	23,318	19,929
Non-Interest Income:
Service charges	628	617	1,919	1,841
Interchange revenue	572	521	1,619	1,470
Gain on sale of loans	564	557	1,763	1,870
Gain on equity securities with no readily determinable fair value	-	-	209	-
Loss on sale of investments	-	-	(8)	(17)
Other	520	488	1,538	1,449
Total non-interest income	2,284	2,183	7,040	6,613
Non-Interest Expenses:
Salaries and employee benefits	3,049	2,822	9,086	8,613
Occupancy and equipment	721	713	2,127	2,136
Other	1,658	1,597	4,893	4,357
Total non-interest expenses	5,428	5,132	16,106	15,106
Income before provision for income taxes	5,107	3,999	14,252	11,436
Provision for Income Taxes	1,411	1,551	3,830	4,383
Net income	$3,696	$2,448	$10,422	$7,053

Basic earnings per share	$0.72	$0.48	$2.04	$1.41
Diluted earnings per share	$0.71	$0.47	$2.00	$1.36

See notes to unaudited condensed consolidated financial statements.

PLUMAS BANCORP

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

(In thousands)

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2018	2017	2018	2017

Net income	$3,696	$2,448	$10,422	$7,053
Other comprehensive income:
Change in net unrealized gain/loss	(1,285)	139	(4,657)	1,422
Reclassification adjustments for net losses included in net income	-	-	8	17
Net unrealized holding (loss) gain	(1,285)	139	(4,649)	1,439
Related tax effect:
Change in net unrealized gain/loss	380	(57)	1,376	(586)
Reclassification of net losses included in net income	-	-	(2)	(7)
Income tax effect	380	(57)	1,374	(593)
Other comprehensive (loss) income	(905)	82	(3,275)	846
Total comprehensive income	$2,791	$2,530	$7,147	$7,899

See notes to unaudited condensed consolidated financial statements.

PLUMAS BANCORP

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	For the Nine Months
	Ended September 30,
	2018	2017
Cash Flows from Operating Activities:
Net income	$10,422	$7,053
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	800	600
Change in deferred loan origination costs/fees, net	(1,232)	(636)
Depreciation and amortization	749	775
Stock-based compensation expense	148	122
Loss on sale of investments	8	17
Amortization of investment security premiums	518	451
Gain on equity securities with no readily determinable fair value	(209)	-
Gain on sale of OREO and other vehicles	(80)	(15)
Gain on sale of loans held for sale	(1,763)	(1,870)
Loans originated for sale	(34,289)	(27,236)
Proceeds from loan sales	37,327	31,435
Provision from change in OREO valuation	38	106
Earnings on bank-owned life insurance	(246)	(253)
Increase in accrued interest receivable and other assets	(74)	(1,081)
Increase (decrease) in accrued interest payable and other liabilities	334	(783)
Net cash provided by operating activities	12,451	8,685

Cash Flows from Investing Activities:
Proceeds from principal repayments from available-for-sale government-sponsored mortgage-backed securities	11,349	9,387
Purchases of available-for-sale securities	(40,286)	(27,811)
Proceeds from sale of available-for-sale securities	4,157	4,221
Net increase in loans	(55,871)	(21,454)
Proceeds from Bank owned life insurance	338	-
Proceeds from sale of OREO	568	83
Proceeds from sale of other vehicles	400	171
Purchase of premises and equipment	(3,079)	(226)
Net cash used in investing activities	(82,424)	(35,629)

Continued on next page.

PLUMAS BANCORP

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

(Continued)

	For the Nine Months
	Ended September 30,
	2018	2017
Cash Flows from Financing Activities:
Net increase in demand, interest bearing and savings deposits	$26,307	$70,314
Net decrease in time deposits	(6,122)	(2,817)
Principal payment on note payable	-	(2,375)
Net (decrease) increase in securities sold under agreements to repurchase	(1,864)	1,172
Cash dividends paid on common stock	(920)	(691)
Proceeds from exercise of stock options	291	226
Net cash provided by financing activities	17,692	65,829
(Decrease) increase in cash and cash equivalents	(52,281)	38,885
Cash and Cash Equivalents at Beginning of Year	87,537	62,646
Cash and Cash Equivalents at End of Period	$35,256	$101,531

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:
Interest expense	$842	$757
Income taxes	$3,336	$5,220

Non-Cash Investing Activities:
Real estate and vehicles acquired through foreclosure	$646	$475

Non-Cash Financing Activities:
Common stock retired in connection with the exercise of stock options	$29	$10
Common stock issued in connection with the cashless exercise of stock warrant	$-	$787

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

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Consolidation and Basis of Presentation

The condensed consolidated financial statements include the accounts of the Company and the accounts of its wholly-owned subsidiary, Plumas Bank. Plumas Statutory Trust I and Plumas Statutory Trust II are not consolidated into the Company’s consolidated financial statements and, accordingly, are accounted for under the equity method. In the opinion of management, the unaudited condensed consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the Company’s financial position at September 30, 2018 and the results of its operations and its cash flows for the three-month and nine-month periods ended September 30, 2018 and 2017. Our condensed consolidated balance sheet at December 31, 2017 is derived from audited financial statements.

The unaudited condensed consolidated financial statements of the Company have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim reporting on Form 10-Q. Accordingly, certain disclosures normally presented in the notes to the annual consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been omitted. The Company believes that the disclosures are adequate to make the information not misleading. These interim financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's 2017 Annual Report to Shareholders on Form 10-K. The results of operations for the three-month and nine-month periods ended September 30, 2018 may not necessarily be indicative of future operating results. In preparing such financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the balance sheet and revenues and expenses for the periods reported. Actual results could differ significantly from those estimates.

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

Income Taxes

On December 22, 2017, the Tax Cuts and Jobs Act (the “TCJ Act”) was enacted into law. The TCJ Act provides for significant changes to the U.S. Internal Revenue Code of 1986, as amended (the “Code”), that impact corporate taxation requirements, such as the reduction of the top federal tax rate for corporations from 35% to 21% and changes or limitations to certain tax deductions. As a result of the TCJ Act, we re-measured certain deferred tax assets and liabilities based on the rates at which they are expected to reverse in the future. However, we are still analyzing certain aspects of the TCJ Act and refining our calculations, which could potentially affect the measurement of these balances or potentially give rise to new deferred tax amounts. The provisional amount recorded in 2017 related to the re-measurement of our deferred tax asset was $1.4 million, and no further adjustments were made during the nine months ended September 30, 2018.

Recently Adopted Accounting Pronouncements

In February 2018, the FASB issued ASU No. 2018-02, Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income (“AOCI”). ASU No. 2018-02 allows entities to elect to reclassify stranded tax effects on items within AOCI, resulting from the new tax bill signed into law on December 22, 2017, to retained earnings. The Company elected to early adopt this new standard in 2017 and recorded a reclassification from AOCI to retained earnings in the amount of $94,000.

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

In August 2018, the FASB issued ASU No. 2018-13, Fair Value Measurement, Disclosure Framework – Changes to the Disclosure Requirements for Fair Value Measurement. The amendments in this update modify the disclosure requirements for fair value measurements by removing, modifying, or adding certain disclosures. The update is effective for interim and annual periods in fiscal years beginning after December 15, 2019, with early adoption permitted. Entities are also allowed to elect early adoption of the eliminated or modified disclosure requirements and delay adoption of the new disclosure requirements until their effective date. As ASU No. 2018-13 only revises disclosure requirements, it will not have a material impact on the Company’s Consolidated Financial Statements.

In July 2018, the FASB issued ASU No. 2018-11, Leases - Targeted Improvements. ASU No. 2018-11 provides entities with relief from the costs of implementing certain aspects of the new leasing standard, ASU No. 2016-02. Specifically, under the amendments in ASU 2018-11: (1) entities may elect not to recast the comparative periods presented when transitioning to the new leasing standard, and (2) lessors may elect not to separate lease and non-lease components when certain conditions are met. The amendments have the same effective date as ASU 2016-02 (January 1, 2019 for the Company). The Company expects to elect both transition options. ASU 2018-11 is not expected to have a material impact on the Company’s Consolidated Financial Statements.

3. INVESTMENT SECURITIES AVAILABLE FOR SALE

The amortized cost and estimated fair value of investment securities at September 30, 2018 and December 31, 2017 consisted of the following, in thousands:

Available-for-Sale	September 30, 2018
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Debt securities:
U.S. Government-sponsored agencies collateralized by mortgage obligations- residential	$125,168	$-	$(4,498)	$120,670
Obligations of states and political subdivisions	37,024	32	(992)	36,064
	$162,192	$32	$(5,490)	$156,734

Net unrealized loss on available-for-sale investment securities totaling $5,458,000 were recorded, net of $1,613,000 in tax benefit, as accumulated other comprehensive loss within shareholders' equity at September 30, 2018. During the nine months ended September 30, 2018 the Company sold eighteen available-for-sale investment securities for total proceeds of $4,157,000 recording a $8,000 loss on sale. The Company realized a gain on sale from eight of these securities totaling $4,000 and a loss on sale on ten securities of $12,000. No securities were sold during the three months ended September 30, 2018.

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

There were no transfers of available-for-sale investment securities during the nine months ended September 30, 2018 and twelve months ended December 31, 2017. There were no securities classified as held-to-maturity at September 30, 2018 or December 31, 2017.

Investment securities with unrealized losses at September 30, 2018 and December 31, 2017 are summarized and classified according to the duration of the loss period as follows, in thousands:

September 30, 2018	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
Debt securities:
U.S. Government-sponsored agencies collateralized by mortgage obligations-residential	$75,524	$2,103	$45,146	$2,395	$120,670	$4,498
Obligations of states and political subdivisions	27,704	632	4,697	360	32,401	992
	$103,228	$2,735	$49,843	$2,755	$153,071	$5,490

December 31, 2017	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
Debt securities:
U.S. Government-sponsored agencies collateralized by mortgage obligations-residential	$60,070	$441	$31,213	$732	$91,283	$1,173
Obligations of states and political subdivisions	2,621	31	3,403	113	6,024	144
	$62,691	$472	$34,616	$845	$97,307	$1,317

At September 30, 2018, the Company held 203 securities of which 188 were in a loss position. Of the securities in a loss position, 126 were in a loss position for less than twelve months. Of the 203 securities 89 are U.S. Government-sponsored agencies collateralized by residential mortgage obligations and 114 were obligations of states and political subdivisions. The unrealized losses relate principally to market rate conditions. All the securities continue to pay as scheduled. When analyzing an issuer’s financial condition, management considers the length of time and extent to which the market value has been less than cost; the historical and implied volatility of the security; the financial condition of the issuer of the security; and the Company’s intent and ability to hold the security to recovery. As of September 30, 2018, management does not have the intent to sell these securities nor does it believe it is more likely than not that it will be required to sell these securities before the recovery of its amortized cost basis. Based on the Company’s evaluation of the above and other relevant factors, the Company does not believe the securities that are in an unrealized loss position as of September 30, 2018 are other than temporarily impaired.

The amortized cost and estimated fair value of investment securities at September 30, 2018 by contractual maturity are shown below, in thousands.

	Amortized Cost	Estimated Fair Value
Within one year	$-	$-
After one year through five years	3,060	3,029
After five years through ten years	17,299	16,906
After ten years	16,665	16,129
Investment securities not due at a single maturity date:
Government-sponsored mortgage-backed securities	125,168	120,670
	$162,192	$156,734

Expected maturities will differ from contractual maturities because the issuers of the securities may have the right to call or prepay obligations with or without call or prepayment penalties.

Investment securities with amortized costs totaling $87,579,000 and $82,059,000 and estimated fair values totaling $84,152,000 and $81,006,000 at September 30, 2018 and December 31, 2017, respectively, were pledged to secure deposits and repurchase agreements.

4. LOANS AND THE ALLOWANCE FOR LOAN LOSSES

Outstanding loans are summarized below, in thousands:

	September 30,	December 31,
	2018	2017

Commercial	$46,762	$39,620
Agricultural	70,917	58,908
Real estate – residential	15,674	16,624
Real estate – commercial	253,154	240,257
Real estate – construction and land development	38,454	25,181
Equity lines of credit	39,165	41,798
Auto	71,875	60,438
Other	3,846	3,808
Total loans	539,847	486,634
Deferred loan costs, net	2,997	2,283
Allowance for loan losses	(6,846)	(6,669)
Total net loans	$535,998	$482,248

Changes in the allowance for loan losses, in thousands, were as follows:

	September 30,	December 31,
	2018	2017

Balance, beginning of year	$6,669	$6,549
Provision charged to operations	800	600
Losses charged to allowance	(988)	(879)
Recoveries	365	399
Balance, end of period	$6,846	$6,669

The recorded investment in impaired loans totaled $2,332,000 and $2,270,000 at September 30, 2018 and December 31, 2017, respectively. The Company had specific allowances for loan losses of $79,000 on impaired loans of $554,000 at September 30, 2018 as compared to specific allowances for loan losses of $82,000 on impaired loans of $475,000 at December 31, 2017. The balance of impaired loans in which no specific reserves were required totaled $1,778,000 and $1,795,000 at September 30, 2018 and December 31, 2017, respectively. The average recorded investment in impaired loans for the nine months ended September 30, 2018 and September 30, 2017 was $1,738,000 and $4,982,000, respectively. The Company recognized $56,000 and $100,000 in interest income for impaired loans during the nine months ended September 30, 2018 and 2017, respectively. No interest was recognized on nonaccrual loans accounted for on a cash basis during the nine months ended September 30, 2018 and 2017.

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

The carrying value of troubled debt restructurings at September 30, 2018 and December 31, 2017 was $1,089,000 and $1,111,000, respectively. The Company has allocated $54,000 and $63,000 of specific reserves on loans to customers whose loan terms have been modified in troubled debt restructurings as of September 30, 2018 and December 31, 2017. The Company has not committed to lend additional amounts on loans classified as troubled debt restructurings at September 30, 2018 and December 31, 2017.

There were no troubled debt restructurings that occurred during the nine months ending September 30, 2018 or September 30, 2017. There were no troubled debt restructurings for which there was a payment default within twelve months following the modification during the nine months ended September 30, 2018 and 2017, respectively.

At September 30, 2018 and December 31, 2017, nonaccrual loans totaled $1,244,000 and $1,226,000, respectively. Interest foregone on nonaccrual loans totaled $36,000 and $141,000 for the nine months ended September 30, 2018 and 2017, respectively. Interest foregone on nonaccrual loans totaled $7,000 and $52,000 for the three months ended September 30, 2018 and 2017, respectively. At December 31, 2017 there were three loans to one customer totaling $1.8 million that were 90 days past due and still accruing interest. These loans were well secured and in process of collection at December 31, 2017. The Company has received payment, in full, of principal and interest on these loans.

Salaries and employee benefits totaling $1,937,000 and $1,393,000 have been deferred as loan origination costs during the nine months ended September 30, 2018 and 2017, respectively. Salaries and employee benefits totaling $703,000 and $457,000 have been deferred as loan origination costs during the three months ended September 30, 2018 and 2017, respectively.

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

Loans not meeting the criteria above that are analyzed individually as part of the above described process are considered to be pass-rated loans.

The following table shows the loan portfolio allocated by management's internal risk ratings at the dates indicated, in thousands:

September 30, 2018	Commercial Credit Exposure
	Credit Risk Profile by Internally Assigned Grade
Grade:	Commercial	Agricultural	Real Estate- Residential	Real Estate- Commercial	Real Estate- Construction	Equity LOC	Total
Pass	$46,184	$70,664	$15,260	$249,576	$38,360	$38,724	$458,768
Special Mention	544	253	120	3,447	-	-	4,364
Substandard	34	-	294	131	94	441	994
Doubtful	-	-	-	-	-	-	-
Total	$46,762	$70,917	$15,674	$253,154	$38,454	$39,165	$464,126

December 31, 2017	Commercial Credit Exposure
	Credit Risk Profile by Internally Assigned Grade
Grade:	Commercial	Agricultural	Real Estate- Residential	Real Estate- Commercial	Real Estate- Construction	Equity LOC	Total
Pass	$38,851	$56,859	$16,218	$239,944	$25,081	$41,636	$418,589
Special Mention	238	253	125	26	-	-	642
Substandard	531	1,796	281	287	100	162	3,157
Doubtful	-	-	-	-	-	-	-
Total	$39,620	$58,908	$16,624	$240,257	$25,181	$41,798	$422,388

	Consumer Credit Exposure			Consumer Credit Exposure
	Credit Risk Profile Based on Payment Activity			Credit Risk Profile Based on Payment Activity
	September 30, 2018			December 31, 2017
	Auto	Other	Total	Auto	Other	Total
Grade:
Performing	$71,596	$3,841	$75,437	$60,060	$3,788	$63,848
Non-performing	279	5	284	378	20	398
Total	$71,875	$3,846	$75,721	$60,438	$3,808	$64,246

The following tables show the allocation of the allowance for loan losses at the dates indicated, in thousands:

Nine months ended 9/30/18:	Commercial	Agricultural	Real Estate- Residential	Real Estate- Commercial	Real Estate- Construction	Equity LOC	Auto	Other	Total
Allowance for Loan Losses
Beginning balance	$725	$623	$231	$2,729	$783	$533	$946	$99	$6,669
Charge-offs	(325)	-	-	-	-	-	(628)	(35)	(988)
Recoveries	23	-	93	19	3	4	213	10	365
Provision	345	(26)	(124)	(124)	122	(48)	635	20	800
Ending balance	$768	$597	$200	$2,624	$908	$489	$1,166	$94	$6,846
Three months ended 9/30/18:
Allowance for Loan Losses
Beginning balance	$853	$546	$195	$2,699	$780	$481	$1,044	$100	$6,698
Charge-offs	(59)	-	-	-	-	-	(152)	(14)	(225)
Recoveries	8	-	2	1	1	1	58	2	73
Provision	(34)	51	3	(76)	127	7	216	6	300
Ending balance	$768	$597	$200	$2,624	$908	$489	$1,166	$94	$6,846
Nine months ended 9/30/17:
Allowance for Loan Losses
Beginning balance	$655	$466	$280	$2,740	$927	$575	$815	$91	$6,549
Charge-offs	(179)	-	-	-	-	(5)	(295)	(35)	(514)
Recoveries	46	-	3	4	-	3	123	8	187
Provision	108	95	(47)	39	64	77	233	31	600
Ending balance	$630	$561	$236	$2,783	$991	$650	$876	$95	$6,822
Three months ended 9/30/17:
Allowance for Loan Losses
Beginning balance	$705	$514	$252	$2,812	$1,071	$561	$845	$95	$6,855
Charge-offs	(112)	-	-	-	-	(5)	(205)	(17)	(339)
Recoveries	27	-	1	1	-	1	73	3	106
Provision	10	47	(17)	(30)	(80)	93	163	14	200
Ending balance	$630	$561	$236	$2,783	$991	$650	$876	$95	$6,822
September 30, 2018:
Allowance for Loan Losses
Ending balance: individually evaluated for impairment	$-	$-	$42	$-	$12	$25	$-	$-	$79
Ending balance: collectively evaluated for impairment	$768	$597	$158	$2,624	$896	$464	$1,166	$94	$6,767
Loans
Ending balance	$46,762	$70,917	$15,674	$253,154	$38,454	$39,165	$71,875	$3,846	$539,847
Ending balance: individually evaluated for impairment	$14	$253	$997	$131	$213	$441	$279	$4	$2,332
Ending balance: collectively evaluated for impairment	$46,748	$70,664	$14,677	$253,023	$38,241	$38,724	$71,596	$3,842	$537,515
December 31, 2017:
Allowance for Loan Losses
Ending balance: individually evaluated for impairment	$2	$-	$48	$-	$32	$-	$-	$-	$82
Ending balance: collectively evaluated for impairment	$723	$623	$183	$2,729	$751	$533	$946	$99	$6,587
Loans
Ending balance	$39,620	$58,908	$16,624	$240,257	$25,181	$41,798	$60,438	$3,808	$486,634
Ending balance: individually evaluated for impairment	$14	$253	$934	$287	$224	$162	$377	$19	$2,270
Ending balance: collectively evaluated for impairment	$39,606	$58,655	$15,690	$239,970	$24,957	$41,636	$60,061	$3,789	$484,364

The following table shows an aging analysis of the loan portfolio by the time past due, in thousands:

				Total
September 30, 2018	30-89 Days	90 Days and Still		Past Due and
	Past Due	Accruing	Nonaccrual	Nonaccrual	Current	Total

Commercial	$16	$-	$-	$16	$46,746	$46,762
Agricultural	647	-	-	647	70,270	70,917
Real estate – residential	157	-	294	451	15,223	15,674
Real estate – commercial	-	-	131	131	253,023	253,154
Real estate - construction & land	-	-	94	94	38,360	38,454
Equity Lines of Credit	227	-	441	668	38,497	39,165
Auto	1,128	-	280	1,408	70,467	71,875
Other	25	-	4	29	3,817	3,846
Total	$2,200	$-	$1,244	$3,444	$536,403	$539,847

				Total
December 31, 2017	30-89 Days	90 Days and Still		Past Due and
	Past Due	Accruing	Nonaccrual	Nonaccrual	Current	Total

Commercial	$1,869	$-	$-	$1,869	$37,751	$39,620
Agricultural	-	1,796	-	1,796	57,112	58,908
Real estate – residential	130	-	281	411	16,213	16,624
Real estate - commercial	-	-	287	287	239,970	240,257
Real estate - construction & land	38	-	100	138	25,043	25,181
Equity Lines of Credit	345	-	162	507	41,291	41,798
Auto	1,047	-	377	1,424	59,014	60,438
Other	20	-	19	39	3,769	3,808
Total	$3,449	$1,796	$1,226	$6,471	$480,163	$486,634

The following tables show information related to impaired loans at the dates indicated, in thousands:

		Unpaid		Average	Interest
	Recorded	Principal	Related	Recorded	Income
As of September 30, 2018:	Investment	Balance	Allowance	Investment	Recognized

With no related allowance recorded:
Commercial	$14	$14		$14	$1
Agricultural	253	264		253	14
Real estate – residential	817	817		688	30
Real estate – commercial	131	131		136	-
Real estate – construction & land	94	94		97	-
Equity Lines of Credit	186	186		48	-
Auto	279	279		196	-
Other	4	4		1	-
With an allowance recorded:
Commercial	$-	$-	$-	$-	$-
Agricultural	-	-	-	-	-
Real estate – residential	180	180	42	181	5
Real estate – commercial	-	-	-	-	-
Real estate – construction & land	119	119	12	121	6
Equity Lines of Credit	255	255	25	3	-
Auto	-	-	-	-	-
Other	-	-	-	-	-
Total:
Commercial	$14	$14	$-	$14	$1
Agricultural	253	264	-	253	14
Real estate – residential	997	997	42	869	35
Real estate – commercial	131	131	-	136	-
Real estate – construction & land	213	213	12	218	6
Equity Lines of Credit	441	441	25	51	-
Auto	279	279	-	196	-
Other	4	4	-	1	-
Total	$2,332	$2,343	$79	$1,738	$56

		Unpaid		Average	Interest
	Recorded	Principal	Related	Recorded	Income
As of December 31, 2017:	Investment	Balance	Allowance	Investment	Recognized

With no related allowance recorded:
Commercial	$-	$-		$-	$-
Agricultural	253	253		255	19
Real estate – residential	697	708		548	38
Real estate – commercial	287	287		184	-
Real estate – construction & land	-	-		-	-
Equity Lines of Credit	162	162		180	-
Auto	377	377		144	-
Other	19	19		1	-
With an allowance recorded:
Commercial	$14	$14	$2	$15	$1
Agricultural	-	-	-	-	-
Real estate – residential	237	237	48	203	7
Real estate – commercial	-	-	-	-	-
Real estate – construction & land	224	224	32	230	8
Equity Lines of Credit	-	-	-	-	-
Auto	-	-	-	-	-
Other	-	-	-	-	-
Total:
Commercial	$14	$14	$2	$15	$1
Agricultural	253	253	-	255	19
Real estate – residential	934	945	48	751	45
Real estate – commercial	287	287	-	184	-
Real estate – construction & land	224	224	32	230	8
Equity Lines of Credit	162	162	-	180	-
Auto	377	377	-	144	-
Other	19	19	-	1	-
Total	$2,270	$2,281	$82	$1,760	$73

5. COMMITMENTS AND CONTINGENCIES

The Company is party to claims and legal proceedings arising in the ordinary course of business. In the opinion of the Company’s management, the amount of ultimate liability with respect to such proceedings will not have a material adverse effect on the financial condition or result of operations of the Company taken as a whole.

In the normal course of business, there are various outstanding commitments to extend credit, which are not reflected in the financial statements, including loan commitments of $131.2 million and $107.4 million and stand-by letters of credit of $417 thousand and $477 thousand at September 30, 2018 and December 31, 2017, respectively.

Of the loan commitments outstanding at September 30, 2018, $37.7 million are real estate construction loan commitments that are expected to fund within the next twelve months. The remaining commitments primarily relate to revolving lines of credit or other commercial loans, and many of these are expected to expire without being drawn upon. Therefore, the total commitments do not necessarily represent future cash requirements. Each loan commitment and the amount and type of collateral obtained, if any, are evaluated on an individual basis. Collateral held varies, but may include real property, bank deposits, debt or equity securities or business assets.

Stand-by letters of credit are conditional commitments written to guarantee the performance of a customer to a third party. These guarantees are primarily related to the purchases of inventory by commercial customers and are typically short-term in nature. Credit risk is similar to that involved in extending loan commitments to customers and accordingly, evaluation and collateral requirements similar to those for loan commitments are used. The deferred liability related to the Company’s stand-by letters of credit was not significant at September 30, 2018 or December 31, 2017.

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

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
(In thousands, except per share data)	2018	2017	2018	2017
Net Income:
Net income	$3,696	$2,448	$10,422	$7,053
Earnings Per Share:
Basic earnings per share	$0.72	$0.48	$2.04	$1.41
Diluted earnings per share	$0.71	$0.47	$2.00	$1.36
Weighted Average Number of Shares Outstanding:
Basic shares	5,122	5,048	5,100	4,987
Diluted shares	5,225	5,192	5,219	5,181

Shares of common stock issuable under stock options for which the exercise prices were greater than the average market prices were not included in the computation of diluted earnings per share due to their antidilutive effect.  Stock options not included in the computation of diluted earnings per share, due to shares not being in-the-money and having an antidilutive effect, were approximately 71,000 and 0 for the three-month periods ended September 30, 2018 and 2017, respectively. Stock options not included in the computation of diluted earnings per share, due to shares not being in-the-money and having an antidilutive effect, were approximately 71,000 and 0 for the nine-month periods ended September 30, 2018 and 2017, respectively.

7. STOCK-BASED COMPENSATION

Stock Options

In 2001, the Company established a Stock Option Plan for which 16,793 shares of common stock remain reserved for issuance to employees and directors and no shares are available for future grants as of September 30, 2018.

As of September 30, 2018, all remaining shares in this plan have vested and no compensation cost remains unrecognized.

A summary of the activity within the 2001 Stock Option Plan follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term in Years	Intrinsic Value

Options outstanding at January 1, 2018	46,293	$2.95
Options exercised	(29,500)	2.95
Options outstanding at September 30, 2018	16,793	$2.95	0.5	$368,000
Options exercisable at September 30, 2018	16,793	$2.95	0.5	$368,000

In May 2013, the Company established the 2013 Stock Option Plan for which 434,000 shares of common stock are reserved and 236,100 shares are available for future grants as of September 30, 2018. The Plan requires that the option price may not be less than the fair market value of the stock at the date the option is granted, and that the stock must be paid in full at the time the option is exercised. Payment in full for the option price must be made in cash, with Company common stock previously acquired by the optionee and held by the optionee for a period of at least six months, in options of the Optionee that are fully vested and exercisable or in any combination of the foregoing. The options expire on dates determined by the Board of Directors, but not later than ten years from the date of grant.

During the nine months ended September 30, 2018 the Company granted options to purchase 76,000 shares of common stock. The fair value of each option was estimated on the date of grant using the following assumptions. No options were granted during the nine months ended September 30, 2017. The fair value of each option was estimated on the date of grant using the following assumptions.

2018
Expected life of stock options (in years)	5.1
Risk free interest rate	2.38%
Volatility	30.4%
Dividend yields	1.39%
Weighted-average fair value of options granted during the nine months ended September 30, 2018	$6.54

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

A summary of the activity within the 2013 Plan follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term in Years	Intrinsic Value
Options outstanding at January 1, 2018	160,600	$7.72
Options granted	76,000	24.40
Options cancelled	(6,500)	20.55
Options exercised	(32,200)	7.23
Options outstanding at September 30, 2018	197,900	$13.79	5.7	$2,189,000
Options exercisable at September 30, 2018	81,200	$7.33	4.3	$1,423,000
Expected to vest after September 30, 2018	103,583	$18.28	6.6	$680,000

As of September 30, 2018, there was $506,000 of total unrecognized compensation cost related to non-vested, share-based compensation. That cost is expected to be recognized over a weighted average period of 2.7 years.

The total fair value of options vested during the nine months ended September 30, 2018 and 2017 was $150,000 and $161,000, respectively. The total intrinsic value of options at time of exercise under the two plans was $1,261,000 and $674,000 for the nine months ended September 30, 2018 and 2017, respectively.

Compensation cost related to stock options recognized in operating results under the stock option plans was $148,000 and $122,000 for the nine months ended September 30, 2018 and 2017, respectively. The associated income tax benefit recognized was $10,000 for the nine months ended September 30, 2018 and $11,000 for the nine months ended September 30, 2017. Compensation cost related to stock options recognized in operating results under the stock option plans was $50,000 and $35,000 for the three months ended September 30, 2018 and 2017, respectively. The associated income tax benefit recognized was $3,000 for the three months ended September 30, 2018 and $4,000 for the three months ended September 30, 2017.

Cash received from option exercises under the plans for the nine months ended September 30, 2018 and 2017 were $291,000 and $226,000, respectively. The tax benefit realized for the tax deductions from option exercise totaled $99,000 and $52,000 for the nine months ended September 30, 2018 and 2017, respectively.

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

Interest expense and penalties associated with unrecognized tax benefits, if any, are classified as income tax expense in the consolidated income statement. There have been no significant changes to unrecognized tax benefits or accrued interest and penalties for the three months ended September 30, 2018.

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

The methods of determining the fair value of assets and liabilities presented in this note as of September 30, 2018 are consistent with Note 3 of the Company’s 2017 Form 10-K except for the valuation of loans held for investment at September 30, 2018. We refined the calculation used to determine the disclosed fair value of our loans held for investment to estimate the fair value of our loan portfolio based on an exit price concept as part of adopting ASU 2016-01.

Fair Value of Financial Instruments

The carrying amounts and estimated fair values of financial instruments, at September 30, 2018 follows, in thousands:

		Fair Value Measurements at September 30, 2018 Using:
	Carrying Value	Level 1	Level 2	Level 3	Total Fair Value
Financial assets:
Cash and cash equivalents	$35,256	$35,256			$35,256
Investment securities	156,734		$156,734		156,734
Loans, net	535,998			$540,632	540,632
FHLB stock	3,027				N/A
Accrued interest receivable	2,888	3	573	2,312	2,888
Financial liabilities:
Deposits	682,842	642,924	39,883		682,807
Repurchase agreements	8,210		8,210		8,210
Junior subordinated deferrable interest debentures	10,310			7,744	7,744
Accrued interest payable	59	10	34	15	59

The carrying amounts and estimated fair values of financial instruments, at December 31, 2017 follows, in thousands:

		Fair Value Measurements at December 31, 2017 Using:
	Carrying Value	Level 1	Level 2	Level 3	Total Fair Value
Financial assets:
Cash and cash equivalents	$87,537	$87,537			$87,537
Investment securities	137,466		$137,466		137,466
Loans, net	482,248			$484,269	484,269
FHLB stock	2,685				N/A
Accrued interest receivable	2,582	31	522	2,029	2,582
Financial liabilities:
Deposits	662,657	616,617	46,061		662,678
Repurchase agreements	10,074		10,074		10,074
Junior subordinated deferrable interest debentures	10,310			7,829	7,829
Accrued interest payable	64	10	39	15	64

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

The following tables present information about the Company’s assets and liabilities measured at fair value on a recurring and non-recurring basis as of September 30, 2018 and December 31, 2017, and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value:

Assets and liabilities measured at fair value on a recurring basis at September 30, 2018 are summarized below, in thousands:

	Fair Value Measurements at September 30, 2018 Using

	Total Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
U.S. Government-sponsored agencies collateralized by mortgage obligations- residential	$120,670	$-	$120,670	$-
Obligations of states and political subdivisions	36,064		36,064
	$156,734	$-	$156,734	$-

 Assets and liabilities measured at fair value on a recurring basis at December 31, 2017 are summarized below, in thousands:

		Fair Value Measurements at December 31, 2017 Using

	Total Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Assets:
U.S. Government-sponsored agencies collateralized by mortgage obligations- residential	$103,788	$-	$103,788	$-
Obligations of states and political subdivisions	33,678		33,678
	$137,466	$-	$137,466	$-

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

Assets and liabilities measured at fair value on a non-recurring basis at September 30, 2018 are summarized below, in thousands:

		Fair Value Measurements at September 30, 2018 Using
	Total Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total (Losses) Nine Months Ended September 30, 2018
Assets:
Impaired loans:
Equity lines of credit	$231	$-	$-	$231	$(25)
Total impaired loans	$231	$-	$-	$231	$(25)
Other real estate:
Real estate – residential	76	-	-	76	(38)
Real estate – commercial	440	-	-	440	-
Construction and land	572	-	-	572	-
Total other real estate	1,088	-	-	1,088	(38)
	$1,319	$-	$-	$1,319	$(63)

Assets and liabilities measured at fair value on a non-recurring basis at December 31, 2017 are summarized below, in thousands:

		Fair Value Measurements at December 31, 2017 Using
	Total Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Gains (Losses) Nine Months Ended September 30, 2017
Assets:
Impaired loans:
Real estate – commercial	$-	$-	$-	$-	$7
Construction and land	80	-	-	80	-
Equity lines of credit	-	-	-	-	(115)
Total impaired loans	80	-	-	80	(108)
Other real estate:
Real estate – residential	-	-	-	-	(2)
Real estate – commercial	285	-	-	285	(9)
Construction and land	969	-	-	969	(95)
Equity lines of credit	90	-	-	90	-
Total other real estate	1,344	-	-	1,344	(106)
	$1,424	$-	$-	$1,424	$(214)

The Company has no liabilities which are reported at fair value.

The following methods were used to estimate fair value.

Collateral-Dependent Impaired Loans: The Bank does not record loans at fair value on a recurring basis. However, from time to time, fair value adjustments are recorded on these loans to reflect partial write-downs, through charge-offs or specific reserve allowances, that are based on fair value estimates of the underlying collateral. The fair value estimates for collateral-dependent impaired loans are generally based on recent real estate appraisals or broker opinions, obtained from independent third parties, which are frequently adjusted by management to reflect current conditions and estimated selling costs (Level 3). Net (losses) of $(25,000) and $(108,000) represent changes in impairment charges recognized during the nine-months ended September 30, 2018 and 2017, respectively, related to the above impaired loans.

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

The following table presents quantitative information about Level 3 fair value measurements for financial instruments measured at fair value on a non-recurring basis at September 30, 2018 and December 31, 2017 (dollars in thousands):

Description	Fair Value 9/30/2018	Fair Value 12/31/2017	Valuation Technique	Significant Unobservable Input	Range (Weighted Average) 9/30/2018				Range (Weighted Average) 12/31/2017
Impaired Loans:
Construction and land	$-	$80	Third Party appraisals	Management Adjustments to Reflect Current Conditions and Selling Costs						8%		(8%)
Equity Lines of Credit	231	-	Third Party appraisals	Management Adjustments to Reflect Current Conditions and Selling Costs		10%		(10%)		N/A

Other Real Estate:
RE – Residential	$76	$-	Third Party appraisals	Management Adjustments to Reflect Current Conditions and Selling Costs		10%		(10%)		N/A
RE – Commercial	$440	$285	Third Party appraisals	Management Adjustments to Reflect Current Conditions and Selling Costs	16%	-	29%	(19%)	17%	-	31%	(22%)
Construction and land	$572	$969	Third Party appraisals	Management Adjustments to Reflect Current Conditions and Selling Costs		10%		(10%)		10%		(10%)
Equity Lines of Credit	$-	$90	Third Party appraisals	Management Adjustments to Reflect Current Conditions and Selling Costs		10%		(10%)		10%		(10%)

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

INTRODUCTION

The following discussion and analysis sets forth certain statistical information relating to the Company as of September 30, 2018 and December 31, 2017 and for the nine and three-month periods ended September 30, 2018 and 2017. This discussion should be read in conjunction with the condensed consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q and the consolidated financial statements and notes thereto included in Plumas Bancorp’s Annual Report filed on Form 10-K for the year ended December 31, 2017.

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

OVERVIEW - NINE MONTHS ENDED SEPTEMBER 30, 2018

Net income increased by $3.4 million from $7.0 million during the nine months ended September 30, 2017 to $10.4 million during the current nine-month period. Earnings benefited from increases of $3.6 million in net interest income and $427 thousand in non-interest income and a decrease of $553 thousand in income tax expense. These items were partially offset by increases of $1 million in non-interest expense and $200 thousand in the provision for loan losses. Diluted earnings per share increased to $2.00 for the nine months ended September 30, 2018 compared to $1.36 during the nine months ended September 30, 2017.

Total assets at September 30, 2018 were $771 million, an increase of $25.3 million from December 31, 2017. Net loans increased by $53.8 million from $482.2 million at December 31, 2017 to $536.0 million at September 30, 2018. Investment securities increased by $19.2 million from $137.5 million at December 31, 2017 to $156.7 million at September 30, 2018. Cash and cash equivalents totaled $35.3 million at September 30, 2018 down $52.2 million from $87.5 million at December 31, 2017.

Deposits totaled $683 million at September 30, 2018, an increase of $20.2 million from $663 million at December 31, 2017. Non-interest-bearing demand deposits increased by $7.6 million, NOW accounts increased by $5.2 million and savings and money market accounts increased by $13.5 million. These increases were partially offset by a decline of $6.1 million in time deposits.

Shareholders’ equity increased by $6.7 million from $55.7 million at December 31, 2017 to $62.4 million at September 30, 2018.

The annualized return on average assets was 1.87% for the nine months ended September 30, 2018 up from 1.39% for the nine months ended September 30, 2017. The annualized return on average equity increased from 18.1% during the first nine months of 2017 to 23.7% during the current nine-month period.

The following is a detailed discussion of each component affecting change in net income and the composition of our balance sheet.

RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2018

Net interest income before provision for loan losses. Net interest income, on a nontax-equivalent basis, for the nine months ended September 30, 2018 was $24.1 million, an increase of $3.6 million from the $20.5 million earned during the same period in 2017. The increase in net interest income includes an increase of $3.7 million in interest income partially offset by an increase of $81 thousand in interest expense. Net interest margin, which benefited from a 32 basis points increase in average yield on interest-earning assets, increased 31 basis points to 4.68%, up from 4.37% for the same period in 2017.

Interest income increased by 17% to $25.0 million for the nine months ended September 30, 2018, up from $21.3 million during the same period in 2017. Related to increases in average loan balances and loan yield, interest and fees on loans increased by $2.6 million to $21.7 million for the nine months ended September 30, 2018; compared to $19.1 million during the comparable period in 2017. The Company’s average loan balances were $507 million for the nine months ended September 30, 2018, up $38 million, or 8%, from $469 million for the same period in 2017.

The following table compares loan balances by type at September 30, 2018 and 2017.

(dollars in thousands)	Balance at End of Period	Percent of Loans in Each Category to Total Loans	Balance at End of Period	Percent of Loans in Each Category to Total Loans
	09/30/18	09/30/18	09/30/17	09/30/17
Commercial	$46,762	8.7%	$40,211	8.4%
Agricultural	70,917	13.1%	58,105	12.1%
Real estate – residential	15,674	2.9%	17,810	3.7%
Real estate – commercial	253,154	46.9%	236,913	49.4%
Real estate – construction	38,454	7.1%	23,175	4.8%
Equity Lines of Credit	39,165	7.3%	41,926	8.8%
Auto	71,875	13.3%	57,446	12.0%
Other	3,846	0.7%	3,697	0.8%
Total Gross Loans	$539,847	100%	$479,283	100%

The average rate earned on the Company’s loan balances increased by 27 basis points to 5.72% during the first nine months of 2018 compared to 5.45% during the first nine months of 2017. We attribute this increase in yield primarily to an increase in the prime interest rate and additionally to a decrease in net loan costs of $103 thousand. Loan pricing continues to be extremely competitive in our service area.

Interest on investment securities increased by $1.1 million related to an increase in yield of 41 basis points, from 2.15% during the nine months ended September 30, 2017 to 2.56% during the current nine-month period, and an increase in average balance from $110.9 million during the 2017 period to $150.3 million during the nine months ended September 30, 2018. We attribute the increase in yield during the current period primarily to market conditions. See “Investment Portfolio and Federal Funds Sold” for additional information related to the Company’s investment portfolio. Interest earned on other interest earning assets totaled $402 thousand in both periods as a decrease in average balance of $16.6 million was offset by an increase in yield of 59 basis points from 1.11% during the nine months ended September 30, 2017 to 1.70% during the current nine-month period. Other interest earning assets mostly related to balances held at the Federal Reserve Bank of San Francisco and the increase in yield is consistent with the increase in the average federal funds rate during the periods.

Interest expense on deposits increased by $33 thousand to $462 thousand for the nine months ended September 30, 2018, up from $429 thousand during the 2017 period. This increase relates to an increase in the average balance of NOW, Money Market and Savings accounts partially offset by a decrease in the average balance of time deposits.

The largest increase in interest expense on deposits was a $26 thousand increase in interest on savings accounts related to growth in this deposit category. Average savings balances increased from $155.5 million during the nine months ended September 30, 2017 to $175.7 million during the current nine-month period. Plumas Bank’s savings accounts provide an attractive interest rate, in the current rate environment, and we have seen continued growth in savings accounts for the last few years. The average rate paid on savings accounts was 17 basis points during the nine months ended September 30, 2018 and 2017.

Interest on time deposits declined by $10 thousand. Average time deposits declined by $5.5 million from $47.6 million during the nine months ended September 30, 2017 to $42.1 million during the current period. We attribute much of the reduction in time deposit to the unusually low interest rate environment as we have seen a movement out of time into more liquid deposit types. The average rate paid on time deposits was 0.31% during the nine months ended September 30, 2018 and 2017.

Interest expense on other interest-bearing liabilities increased by $48 thousand from $327 thousand during the nine months ended September 30, 2017 to $375 thousand during the current nine-month period. Interest expense on note payable was $28 thousand during the nine months ended September 30, 2017. The note payable was paid off in April of 2017 resulting in a decrease in expense in the comparison periods of $28 thousand. Interest expense on junior subordinated debentures, which increased by $75 thousand to $370 thousand, fluctuates with changes in the 3-month London Interbank Offered Rate (LIBOR).

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

	For the Nine Months Ended September 30, 2018			For the Nine Months Ended September 30, 2017
	Average Balance (in thousands)	Interest (in thousands)	Yield/ Rate	Average Balance (in thousands)	Interest (in thousands)	Yield/ Rate

Interest-earning assets:
Loans (1) (2) (3)	$506,592	$21,680	5.72%	$468,731	$19,101	5.45%
Investment securities (1)	150,285	2,873	2.56%	110,944	1,782	2.15%
Interest-bearing deposits	31,581	402	1.70%	48,218	402	1.11%

Total interest-earning assets	688,458	24,955	4.85%	627,893	21,285	4.53%
Cash and due from banks	21,306			18,994
Other assets	37,323			32,723

Total assets	$747,087			$679,610

Interest-bearing liabilities:
NOW deposits	$102,939	72	0.09%	$95,791	66	0.09%
Money market deposits	66,557	73	0.15%	57,303	62	0.14%
Savings deposits	175,739	218	0.17%	155,521	192	0.17%
Time deposits	42,098	99	0.31%	47,619	109	0.31%

Total deposits	387,333	462	0.16%	356,234	429	0.16%

Note payable	-	-	-%	936	28	4.00%
Junior subordinated debentures	10,310	370	4.80%	10,310	295	3.83%
Other interest-bearing liabilities	7,935	5	0.08%	6,733	4	0.08%

Total interest-bearing liabilities	405,578	837	0.28%	374,213	756	0.27%

Non-interest-bearing deposits	275,953			246,923
Other liabilities	6,704			6,326
Shareholders' equity	58,852			52,148

Total liabilities & equity	$747,087			$679,610

Cost of funding interest-earning assets (4)			0.17%			0.16%
Net interest income and margin (5)		$24,118	4.68%		$20,529	4.37%

(1)	Not computed on a tax-equivalent basis.
(2)	Average nonaccrual loan balances of $1.0 million for 2018 and $3.1 million for 2017 are included in average loan balances for computational purposes.
(3)	Net loan costs included in loan interest income for the nine-month periods ended September 30, 2018 and 2017 were $247,000 and $350,000, respectively.
(4)	Total annualized interest expense divided by the average balance of total earning assets.
(5)	Annualized net interest income divided by the average balance of total earning assets.

The following table sets forth changes in interest income and interest expense for the nine-month periods indicated and the amount of change attributable to variances in volume, rates and the combination of volume and rates based on the relative changes of volume and rates:

	2018 over 2017 change in net interest income for the nine months ended September 30
	(in thousands)
	Volume (1)	Rate (2)	Mix (3)	Total

Interest-earning assets:
Loans	$1,543	$959	$77	$2,579
Investment securities	632	339	120	1,091
Interest bearing deposits	(139)	212	(73)	-

Total interest income	2,036	1,510	124	3,670

Interest-bearing liabilities:
NOW deposits	5	1	-	6
Money market deposits	10	1	-	11
Savings deposits	25	1	-	26
Time deposits	(13)	3	-	(10)
Note payable	(28)	-	-	(28)
Junior subordinated debentures	-	75	-	75
Other	1	-	-	1

Total interest expense	-	81	-	81

Net interest income	$2,036	$1,429	$124	$3,589

(1)	The volume change in net interest income represents the change in average balance multiplied by the previous year’s rate.
(2)	The rate change in net interest income represents the change in rate multiplied by the previous year’s average balance.
(3)	The mix change in net interest income represents the change in average balance multiplied by the change in rate.

Provision for loan losses.   During the nine months ended September 30, 2018 and 2017 we recorded a provision for loan losses of $800 thousand and $600 thousand, respectively. See “Analysis of Asset Quality and Allowance for Loan Losses” for further discussion of loan quality trends and the provision for loan losses.

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

Non-interest income. During the nine months ended September 30, 2018, non-interest income totaled $7.0 million, an increase of $427 thousand from the nine months ended September 30, 2017. The largest component of this increase was a $209 thousand gain recorded upon the prospective adoption of a newly effective accounting pronouncement impacting the measurement of equity securities, which in our case consists of stock in our correspondent banks, without a readily determinable fair market value. Other significant increases included $78 thousand in service charges on deposit accounts, $149 thousand in interchange income and $61 thousand in loan service fees. We attribute these increases primarily to growth in the bank.

Gains on sale on government guaranteed loans decreased by $107 thousand. Proceeds from SBA loan sales totaled $37.3 million during the current period and $31.4 million for the nine months ended September 30, 2017. Loans originated for sale totaled $34.3 million during the nine months ended September 30, 2018 and $27.2 million during the nine months ended September 30, 2017. The decline in gain on sale mostly relates to a decline in the average premium received on sale.  As market rates increase, rates on SBA loans which are variable rate and tied to Prime increase which typically results in an increase in prepay speed on these loans which adversely effects the premium received on sale.

The following table describes the components of non-interest income for the nine-month periods ended September 30, 2018 and 2017, dollars in thousands:

	For the Nine Months
	Ended September 30
	2018	2017	Dollar Change	Percentage Change
Service charges on deposit accounts	$1,919	$1,841	$78	4.2%
Gain on sale of loans, net	1,763	1,870	(107)	(5.7)%
Interchange income	1,619	1,470	149	10.1%
Loan servicing fees	587	526	61	11.6%
Earnings on life insurance policies	246	253	(7)	(2.8)%
Gain on equity securities with no readily determinable fair value	209	-	209	100%
Loss on sale of investments	(8)	(17)	9	52.9%
Other	705	670	35	5.2%
Total non-interest income	$7,040	$6,613	$427	6.5%

Non-interest expense. During the nine months ended September 30, 2018, total non-interest expense increased by $1.0 million to $16.1 million. The three largest components of this increase were increases of $473 thousand in salaries and benefits, $203 thousand in professional fees and $256 thousand in Other. The largest components of the increase in salary and benefit expense were increases of $499 thousand in salary expense and $286 thousand in bonus expense. Salary expense increased to $7.0 million related to additions to staff, merit and promotion increases and the implementation in 2018 of a $15 per hour minimum wage. Bonus expense is mostly a function of pretax income; the increase during the 2018 period is primarily related to the increase in pretax income and expansion in 2018 in the bonus plan to include nonoffice level personnel. These items were partially offset by an increase in the deferral of loan origination costs of $543 thousand to $1.9 million related mostly to an increase in loan origination activity.

Professional fees increased by $203 thousand related primarily to an $105 thousand increase in consulting expense and a $77 thousand increase in legal expense.   The increase in consulting costs includes costs related to an external review of our compliance management system and ongoing bank compliance consulting and $24 thousand related to our pending acquisition of Mutual Omaha Bank’s Carson City Nevada branch. See “Recent Developments.” The increase in legal expense includes $40 thousand in costs associated with the above-mentioned branch acquisition and costs associated with litigation brought by a third-party municipality against one of our borrowers which could adversely affect our collateral position. The increase in other non-interest expense included a $50 thousand increase in the reserve for undisbursed loan commitments and costs associated with the pending termination of our lease at our Tahoe City, California branch. Recently we purchased a building in Tahoe City which, after remodeling is complete, will become the new home of our Tahoe City Branch. Our lease obligation at our current location includes a termination penalty that has been accrued into other expense. This accrual along with the increase in the reserve for undisbursed loan commitments account for most of the increase in other expense.

The largest decrease in non-interest expense was a $57 thousand reduction in director compensation and retirement expense related to the reversal of $88 thousand in accrued retirement costs related to our former director John Flournoy who elected not to run for reelection and instead allowed his board term to expire as of May 16, 2018. Mr. Flournoy did not meet the minimum years of service required under his agreement to receive benefits.

The following table describes the components of non-interest expense for the nine-month periods ended September 30, 2018 and 2017, dollars in thousands:

	For the Nine Months
	Ended September 30
	2018	2017	Dollar Change	Percentage Change
Salaries and employee benefits	$9,086	$8,613	$473	5.5%
Occupancy and equipment	2,127	2,136	(9)	(0.4)%
Outside service fees	1,750	1,643	107	6.5%
Professional fees	672	469	203	43.3%
Telephone and data communication	397	379	18	4.7%
Advertising and shareholder relations	323	282	41	14.5%
Business development	296	284	12	4.2%
Armored car and courier	245	207	38	18.4%
Loan and collection expenses	200	143	57	39.9%
Director compensation and retirement	183	240	(57)	(23.8)%
Deposit insurance	177	184	(7)	(3.8)%
Stationery and supplies	86	88	(2)	(2.3)%
OREO expenses	47	47	-	-%
Provision from change in OREO valuation	38	106	(68)	(64.2)%
Gain on sale of OREO	(62)	-	(62)	(100.0)%
Other	541	285	256	89.8%
Total non-interest expense	$16,106	$15,106	$1,000	6.6%

Provision for income taxes. The Company recorded an income tax provision of $3.8 million, or 26.9% of pre-tax income for the nine months ended September 30, 2018. This compares to an income tax provision of $4.4 million, or 38.3% of pre-tax income for the nine months ended September 30, 2017. The decline from 38.3% to 26.9% mostly relates from a change in the Federal corporate tax rate, under the Tax Cuts and Jobs Act, from 34% to 21%. The percentages for 2018 and 2017 differ from statutory rates as tax exempt items of income such as earnings on Bank owned life insurance and municipal loan and securities interest decrease taxable income. In addition, the 2018 and 2017 provision include income tax benefits related to the exercise of stock options of $99 thousand and $52 thousand, respectively.

Deferred tax assets and liabilities are recognized for the tax consequences of temporary differences between the reported amount of assets and liabilities and their tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The determination of the amount of deferred income tax assets which are more likely than not to be realized is primarily dependent on projections of future earnings, which are subject to uncertainty and estimates that may change given economic conditions and other factors. The realization of deferred income tax assets is assessed and a valuation allowance is recorded if it is "more likely than not" that all or a portion of the deferred tax asset will not be realized. "More likely than not" is defined as greater than a 50% chance. All available evidence, both positive and negative is considered to determine whether, based on the weight of that evidence, a valuation allowance is needed. Based upon the analysis of available evidence, management has determined that it is "more likely than not" that all deferred income tax assets as of September 30, 2018 and December 31, 2017 will be fully realized and therefore no valuation allowance was recorded. On the consolidated balance sheet, net deferred tax assets are included in accrued interest receivable and other assets.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2018

Net Income. The Company recorded net income of $3.7 million for the three months ended September 30, 2018 up $1.2 million from net income of $2.5 million for the three months ended September 30, 2017. Increase of $1.4 million in net interest income and $101 thousand in noninterest income and a reduction of $140 thousand in income tax expense were partially offset by increases of $296 thousand in non-interest expense and $100 thousand in the provision for loan losses.

The following is a detail discussion of each component of the change in net income.

Net interest income before provision for loan losses. Net interest income was $8.6 million for the three months ended September 30, 2018 an increase of $1.4 million, or 20%, from $7.2 million for the same period in 2017. The increase in net interest income includes an increase of $1.4 million in interest income; the largest component of which was an increase in interest and fees on loans of $1.1 million. Net interest margin for the three months ended September 30, 2018 increased by 47 basis points from 4.31% during the third quarter of 2017 to 4.78% during the current quarter.

Interest income increased by 20%, to $8.8 million for the three months ended September 30, 2018, up from $7.4 million during the same period in 2017. Related to an increase in average loan balances and an increase in yield, interest and fees on loans increased $1.1 million to $7.7 million for the three months ended September 30, 2018 as compared to $6.6 million during the third quarter of 2017. The Company’s average loan balances were $529 million for the three months ended September 30, 2018, up $55 million, or 12%, from $474 million for the same period in 2017. The average yield on loans was 5.77% during the third quarter of 2018 up from 5.49% for same quarter in 2017. We attribute this increase in yield primarily to an increase in the prime interest rate.

Interest on investment securities increased by $419 thousand related to an increase in yield of 46 basis points from 2.14% during the third quarter of 2017 to 2.60% during the three months ended September 30, 2018 and an increase in average balance from $114.5 million in 2017 to $158.3 million in 2018. During the current period yield benefited from market conditions. Related to a decrease in average balance intertest on other interest-bearing assets declined by $110 thousand.

Interest expense on deposits increased by $10 thousand to $159 thousand for the three months ended September 30, 2018, up from $149 thousand during the 2017 quarter. The largest increase in interest expense on deposits was an increase of $8 thousand in interest on savings accounts related to growth in this deposit category. Average savings balances increased from $161.2 million during the three months ended September 30, 2017 to $179.2 million during the current quarter. Plumas Bank’s savings accounts provide an attractive interest rate in the current rate environment and we have seen continued growth in savings accounts for the last few years. The average rate paid on savings accounts was 16 basis points during the third quarter of 2017 and 17 basis points during the current quarter.

Interest on time deposits declined by $3 thousand. Average time deposits declined by $6.5 million from $47.0 million during the three months ended September 30, 2017 to $40.5 million during the current quarter. We attribute much of the reduction in time deposits to the unusually low interest rate environment as we have seen a movement out of time into more liquid deposit types. The average rate paid on time deposits was 0.31% during the three-months ended Septembe 30, 2017 and 0.33% during the current quarter.

Interest expense on other interest-bearing liabilities increased by $29 thousand from $104 thousand during the three months ended September 30, 2017 to $133 thousand during the current quarter. This increase was related to an increase in rate paid on junior subordinated debentures; interest expense on this debt, which fluctuates with changes in the 3-month LIBOR rate, increased by $28 thousand to $131 thousand.

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

	For the Three Months Ended September 30, 2018			For the Three Months Ended September 30, 2017
	Average Balance (in thousands)	Interest (in thousands)	Yield/ Rate	Average Balance (in thousands)	Interest (in thousands)	Yield/ Rate

Interest-earning assets:
Loans (1) (2) (3)	$529,100	$7,693	5.77%	$473,799	$6,560	5.49%
Investment securities (1)	158,316	1,037	2.60%	114,511	618	2.14%
Interest-bearing deposits	22,847	113	1.96%	69,810	223	1.27%

Total interest-earning assets	710,263	8,843	4.94%	658,120	7,401	4.46%
Cash and due from banks	21,303			20,268
Other assets	39,434			33,419

Total assets	$771,000			$711,807

Interest-bearing liabilities:
NOW deposits	$104,565	25	0.09%	$97,255	23	0.09%
Money market deposits	68,052	25	0.15%	61,265	22	0.14%
Savings deposits	179,224	75	0.17%	161,238	67	0.16%
Time deposits	40,487	34	0.33%	46,982	37	0.31%

Total deposits	392,328	159	0.16%	366,740	149	0.16%

Junior subordinated debentures	10,310	131	5.04%	10,310	103	3.96%
Other interest-bearing liabilities	7,872	2	0.10%	7,129	1	0.06%

Total interest-bearing liabilities	410,510	292	0.28%	384,179	253	0.26%

Non-interest-bearing deposits	291,746			266,382
Other liabilities	7,077			6,323
Shareholders' equity	61,667			54,923

Total liabilities & equity	$771,000			$711,807

Cost of funding interest-earning assets (4)			0.16%			0.15%
Net interest income and margin (5)		$8,551	4.78%		$7,148	4.31%

(1)	Not computed on a tax-equivalent basis.
(2)	Average nonaccrual loan balances of $0.9 million for 2018 and $3.5 million for 2017 are included in average loan balances for computational purposes.
(3)	Net loan costs included in loan interest income for the three-month periods ended September 30, 2018 and 2017 were $116,000 and $133,000, respectively.
(4)	Total annualized interest expense divided by the average balance of total earning assets.
(5)	Annualized net interest income divided by the average balance of total earning assets.

The following table sets forth changes in interest income and interest expense for the three-month periods indicated and the amount of change attributable to variances in volume, rates and the combination of volume and rates based on the relative changes of volume and rates:

	2018 over 2017 change in net interest income for the three months ended September 30
	(in thousands)
	Volume (1)	Rate (2)	Mix (3)	Total

Interest-earning assets:
Loans	$766	$329	$38	$1,133
Investment securities	236	132	51	419
Interest bearing deposits	(150)	122	(82)	(110)

Total interest income	852	583	7	1,442

Interest-bearing liabilities:
NOW deposits	2	-	-	2
Money market deposits	2	1	-	3
Savings deposits	8	-	-	8
Time deposits	(5)	2	-	(3)
Junior subordinated debentures	-	28	-	28
Other	-	1	-	1

Total interest expense	7	32	-	39

Net interest income	$845	$551	$7	$1,403

(1)	The volume change in net interest income represents the change in average balance divided by the previous year’s rate.
(2)	The rate change in net interest income represents the change in rate divided by the previous year’s average balance.
(3)	The mix change in net interest income represents the change in average balance multiplied by the change in rate.

Provision for loan losses. During the three months ended September 30, 2018 and 2017 we recorded a provision for loan losses of $300 thousand and $200 thousand, respectively. See “Analysis of Asset Quality and Allowance for Loan Losses” for a discussion of loan quality trends and the provision for loan losses.

Non-interest income. During the three months ended September 30, 2018, non-interest income totaled $2.3 million, an increase of $101 thousand from the three months ended September 30, 2017. The largest component of this increase was a $51 thousand increase in interchange income on debit card transactions. This increase in interchange income is consistent with increases observed in previous quarters during the last few years.

The following table describes the components of non-interest income for the three-month periods ended September 30, 2018 and 2017, dollars in thousands:

	For the Three Months
	Ended September 30
	2018	2017	Dollar Change	Percentage Change
Service charges on deposit accounts	$628	$617	$11	1.8%
Interchange income	572	521	51	9.8%
Gain on sale of loans, net	564	557	7	1.3%
Loan serving fees	200	188	12	6.4%
Earnings on life insurance policies	82	85	(3)	(3.5)%
Other	238	215	23	10.7%
Total non-interest income	$2,284	$2,183	$101	4.6%

Non-interest expense. During the three months ended September 30, 2018, total non-interest expense increased by $296 thousand, or 6%, to $5.4 million, up from $5.1 million for the comparable period in 2017. The two largest components of this increase were increases of $227 thousand in salaries and benefits and $55 thousand in professional fees. Salary expense increased by $259 thousand to $2.4 million and bonus expense increased by $109 thousand. These items were partially offset by an increase in deferred loan origination costs of $246 thousand. The increase in professional fees is mostly related to an increase in consulting costs and legal fees as previously discussed in the nine-month comparison.

The largest decrease in non-interest expense was a $97 thousand reduction in provision from change in OREO valuation. During the third quarter of 2017 the company provided a provision of $97 thousand, no provision was needed during the current quarter.

The following table describes the components of non-interest expense for the three-month periods ended September 30, 2018 and 2017, dollars in thousands:

	For the Three Months
	Ended September 30,
	2018	2017	Dollar Change	Percentage Change
Salaries and employee benefits	$3,049	$2,822	$227	8.0%
Occupancy and equipment	721	713	8	1.1%
Outside service fees	594	559	35	6.3%
Professional fees	235	180	55	30.6%
Telephone and data communication	131	122	9	7.4%
Advertising and shareholder relations	113	100	13	13.0%
Business development	100	99	1	1.0%
Director compensation and retirement	98	83	15	18.1%
Armored car and courier	86	74	12	16.2%
Loan and collection expenses	65	49	16	32.7%
Deposit insurance	58	72	(14)	(19.4)%
Stationery and supplies	34	33	1	3.0%
OREO expenses	9	25	(16)	(64.0)%
Gain on sale of OREO	1	-	1	100.0%
Provision from change in OREO valuation	-	97	(97)	-100.0%
Other	134	104	30	28.8%
Total non-interest expense	$5,428	$5,132	$296	5.8%

Provision for income taxes. The Company recorded an income tax provision of $1.4 million, or 27.6% of pre-tax income for the three months ended September 30, 2018. This compares to an income tax provision of $1.6 million, or 38.8% of pre-tax income for the three months ended September 30, 2018. The decline from 38.8% to 27.6% mostly relates to a change in the Federal corporate tax rate, under the Tax Cuts and Jobs Act, from 34% to 21%. The percentages for 2018 and 2017 differ from statutory rates as tax exempt items of income such as earnings on Bank owned life insurance and municipal loan and securities interest decrease taxable income.

FINANCIAL CONDITION

Loan Portfolio. Loans increased by $53.2 million from $487 million at December 31, 2017 to $540 million at September 30, 2018. The increase in loan balances includes increases of $13.3 million in construction loans, $12.9 million in commercial real estate loans, $12.0 million in agricultural loans, $11.4 million in automobile loans, and $7.1 million in commercial loans, partially offset by declines of $2.6 million in equity lines of credit and $0.9 million in residential real estate loans. While construction loans increased by over $13 million they remain a fairly low percentage of the Company’s overall loan portfolio at 7.1% at September 30, 2018. The Company continues to manage the mix of its loan portfolio consistent with its identity as a community bank serving the financing needs of all sectors of the area it serves. Although the Company offers a broad array of financing options, it continues to concentrate its focus on small to medium sized commercial businesses. These loans offer diversification as to industries and types of businesses, thus limiting material exposure in any industry concentrations. The Company offers both fixed and floating rate loans and obtains collateral in the form of real property, business assets and deposit accounts, but looks to business and personal cash flows as its primary source of repayment.

As shown in the following table the Company's largest lending categories are commercial real estate loans, auto loans, agricultural loans, commercial loans and equity lines of credit.

(dollars in thousands)	Balance at End of Period	Percent of Loans in Each Category to Total Loans	Balance at End of Period	Percent of Loans in Each Category to Total Loans
	9/30/18	9/30/18	12/31/17	12/31/17
Commercial	$46,762	8.7%	$39,620	8.1%
Agricultural	70,917	13.1%	58,908	12.1%
Real estate – residential	15,674	2.9%	16,624	3.4%
Real estate – commercial	253,154	46.9%	240,257	49.4%
Real estate – construction & land	38,454	7.1%	25,181	5.2%
Equity Lines of Credit	39,165	7.3%	41,798	8.6%
Auto	71,875	13.3%	60,438	12.4%
Other	3,846	0.7%	3,808	0.8%
Total Gross Loans	$539,847	100%	$486,634	100%

The Company’s real estate related loans, including real estate mortgage loans, real estate construction and land development loans, consumer equity lines of credit, and agricultural loans secured by real estate comprised 71% of the total loan portfolio at September 30, 2018. Moreover, the business activities of the Company currently are focused in the California counties of Plumas, Nevada, Placer, Lassen, Modoc, Shasta, and Sierra and in Washoe County in Northern Nevada. Consequently, the results of operations and financial condition of the Company are dependent upon the general trends in these economies and, in particular, the residential and commercial real estate markets. In addition, the concentration of the Company's operations in these areas of Northeastern California and Northwestern Nevada exposes it to greater risk than other banking companies with a wider geographic base in the event of catastrophes, such as earthquakes, fires and floods in these regions.

The rates of interest charged on variable rate loans are set at specific increments in relation to the Company's lending rate or other indexes such as the published prime interest rate or U.S. Treasury rates and vary with changes in these indexes. The frequency in which variable rate loans reprice can vary from one day to several years. At September 30, 2018 and December 31, 2017, approximately 75% of the Company's loan portfolio was comprised of variable rate loans. At September 30, 2018 approximately 33% of these variable rate loans were tied to the Prime interest rate and reprice within 3 months. At September 30, 2018 and December 31, 2017, 34% and 40%, respectively of the variable loans were at their respective floor rate. While real estate mortgage, commercial and consumer lending remain the foundation of the Company's historical loan mix, some changes in the mix have occurred due to the changing economic environment and the resulting change in demand for certain loan types. The most significant change has been an increase in indirect auto lending with automobile loans increasing from 2.5% of gross loans at December 31, 2011 to 13.3% of gross loans at September 30, 2018. The automobile portfolio provides diversification to the loan portfolio in terms of rate, term and balance as these loans tend to have a much shorter term and balance than commercial real-estate loans and are fixed rate. In addition, the Company remains committed to the agricultural industry in Northeastern California and will continue to pursue high quality agricultural loans. Recently we hired a loan officer to service the Carson City and surrounding areas in Northwestern Nevada. We expect to generate commercial, commercial real-estate and agricultural loans in this region. Agricultural loans include both commercial and commercial real estate loans. The Company’s agricultural loan balances totaled $71 million at September 30, 2018 and $59 million at December 31, 2017.

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

(dollars in thousands)	For the Nine Months Ended September 30,		For the Year Ended December 31
	2018	2017	2017	2016	2015
Balance at beginning of period	$6,669	$6,549	$6,549	$6,078	$5,451
Charge-offs:
Commercial and agricultural	325	179	202	268	91
Real estate mortgage	-	-	48	292	132
Real estate construction & land	-	-	-	5	55
Consumer (includes equity LOC & Auto)	663	335	629	414	549
Total charge-offs	988	514	879	979	827
Recoveries:
Commercial and agricultural	23	46	89	53	173
Real estate mortgage	112	7	118	45	8
Real estate construction & land	3	-	-	389	-
Consumer (includes equity LOC & Auto)	227	134	192	163	173
Total recoveries	365	187	399	650	354
Net charge-offs	623	327	480	329	473
Provision for loan losses	800	600	600	800	1,100
Balance at end of period	$6,846	$6,822	$6,669	$6,549	$6,078
Net charge-offs during the period to average loans (annualized for the nine-month periods)	0.16%	0.09%	0.10%	0.08%	0.12%
Allowance for loan losses to total loans	1.27%	1.42%	1.37%	1.42%	1.52%

During the nine months ended September 30, 2018 and 2017 we recorded a provision for loan losses of $800 thousand and $600 thousand, respectively. Net charge-offs totaled $623 thousand during the nine months ended September 30, 2018, an increase of $296 thousand from $327 thousand during the nine months ended September 30, 2017. The increase is mostly related to a charge-off on a commercial loan in which the borrower filed bankruptcy and an increase in charge-offs on automobile loans.

 The following table provides a breakdown of the allowance for loan losses at September 30, 2018 and December 31, 2017:

(dollars in thousands)	Balance at End of Period	Percent of Loans in Each Category to Total Loans	Balance at End of Period	Percent of Loans in Each Category to Total Loans
	2018	2018	2017	2017
Commercial and agricultural	$1,365	21.8%	$1,348	20.2%
Real estate mortgage	2,824	49.8%	2,960	52.8%
Real estate construction & land	908	7.1%	783	5.2%
Consumer (includes equity LOC & Auto)	1,749	21.3%	1,578	21.8%
Total	$6,846	100.0%	$6,669	100.0%

The allowance for loan losses totaled $6.8 million at September 30, 2018 and $6.7 million at December 31, 2017. Specific reserves related to impaired loans decreased by $3 thousand from $82 thousand at December 31, 2017 to $79 thousand at September 30, 2018. At least quarterly the Company evaluates each specific reserve and if it determines that the loss represented by the specific reserve is uncollectable it records a charge-off for the uncollectable portion. General reserves were $6.8 million at September 30, 2018 and $6.6 million at December 31, 2017. The allowance for loan losses as a percentage of total loans decreased from 1.37% at December 31, 2017 to 1.27% at September 30, 2018. The percentage of general reserves to unimpaired loans totaled 1.26% and 1.36% at September 30, 2018 and December 31, 2017, respectively.

The Company places loans 90 days or more past due on nonaccrual status unless the loan is well secured and in the process of collection. A loan is considered to be in the process of collection if, based on a probable specific event, it is expected that the loan will be repaid or brought current. Generally, this collection period would not exceed 90 days. Included in nonperforming loans at December 31, 2017 were three loans to one customer totaling $1.8 million that were 90 days past due and still accruing interest. These loans were well secured and in process of collection at December 31, 2017. As of September 30, 2018, we had collected all principal and interest due on these loans. When a loan is placed on nonaccrual status the Company's general policy is to reverse and charge against current income previously accrued but unpaid interest. Interest income on such loans is subsequently recognized only to the extent that cash is received and future collection of principal is deemed by management to be probable. Where the collectability of the principal or interest on a loan is considered to be doubtful by management, it is placed on nonaccrual status prior to becoming 90 days delinquent.

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

Loans restructured (TDRs) and not included in nonperforming loans in the following table totaled $1.1 million, $1.1 million, $2.6 million, $2.0 million and $2.0 million at September 30, 2018, December 31, 2017, 2016, 2015 and 2014, respectively.

The following table sets forth the amount of the Company's nonperforming assets as of the dates indicated.

	At September 30,	At December 31,
	2018	2017	2016	2015	2014
		(dollars in thousands)

Nonaccrual loans	$1,244	$1,226	$2,724	$4,546	$6,625
Loans past due 90 days or more and still accruing	-	1,796	-	-	-
Total nonperforming loans	1,244	3,022	2,724	4,546	6,625
Other real estate owned	1,088	1,344	735	1,756	3,590
Other vehicles owned	30	35	12	30	13
Total nonperforming assets	$2,362	$4,401	$3,471	$6,332	$10,228
Interest income forgone on nonaccrual loans	$36	$50	$164	$303	$345
Interest income recorded on a cash basis on nonaccrual loans	$-	$-	$29	$-	$31
Nonperforming loans to total loans	0.23%	0.62%	0.59%	1.13%	1.79%
Nonperforming assets to total assets	0.31%	0.59%	0.53%	1.06%	1.90%

Nonperforming loans at September 30, 2018 were $1.2 million, a decrease of $1.8 million from the $3.0 million balance at December 31, 2017. Specific reserves on nonaccrual loans totaled $24 thousand at September 30, 2018 and December 31, 2017. Performing loans past due thirty to eighty-nine days were $2.2 million at September 30, 2018 and $3.4 million at December 31, 2017.

A substandard loan is not adequately protected by the current sound worth and paying capacity of the borrower or the value of the collateral pledged, if any. Total substandard loans decreased by $2.2 million from $3.2 million at December 31, 2017 to $1.0 million at September 30, 2018. Loans classified as special mention increased by $3.7 million from $642 thousand at December 31, 2017 to $4.4 million at September 30, 2018. At September 30, 2018, $34 thousand of performing loans were classified as substandard. Further deterioration in the credit quality of individual performing substandard loans or other adverse circumstances could result in the need to place these loans on nonperforming status.

At September 30, 2018 and December 31, 2017, the Company's recorded investment in impaired loans totaled $2.3 million. The specific allowance for loan losses related to impaired loans totaled $79 thousand and $82 thousand at September 30, 2018 and December 31, 2017, respectively. Additionally, $11 thousand had been charged off against the impaired loans at September 30, 2018 and December 31, 2017.

It is the policy of management to make additions to the allowance for loan losses so that it remains appropriate to absorb the inherent risk of loss in the portfolio. Management believes that the allowance at September 30, 2018 is appropriate. However, the determination of the amount of the allowance is judgmental and subject to economic conditions which cannot be predicted with certainty. Accordingly, the Company cannot predict whether charge-offs of loans in excess of the allowance may occur in future periods.

OREO represents real property acquired by the Bank either through foreclosure or through a deed in lieu thereof from the borrower. Repossessed assets include vehicles and other commercial assets acquired under agreements with delinquent borrowers. OREO holdings represented six properties totaling $1.1 million at September 30, 2018 and six properties totaling $1.3 million at December 31, 2017. Nonperforming assets as a percentage of total assets were 0.31% at September 30, 2018 and 0.59% at December 31, 2017.

The following table provides a summary of the change in the number and balance of OREO properties for the nine months ended September 30, 2018 and 2017, dollars in thousands:

	Nine Months Ended September 30,
	#	2018	#	2017
Beginning Balance	6	$1,344	6	$735
Additions	2	288	2	282
Dispositions	(2)	(506)	(2)	(83)
Provision from change in OREO valuation	-	(38)	-	(106)
Ending Balance	6	$1,088	6	$828

The dispositions in 2018 includes $377 thousand related to the sale of a portion of a property.

Investment Portfolio and Federal Funds Sold. Total investment securities were $156.7 million as of September 30, 2018 and $137.5 million as of December 31, 2017. Unrealized loss on available-for-sale investment securities totaling $5.5 million were recorded, net of $1.6 million in tax benefit, as accumulated other comprehensive loss within shareholders' equity at September 30, 2018. Unrealized loss on available-for-sale investment securities totaling $809 thousand were recorded, net of $239 thousand in tax benefits, as accumulated other comprehensive loss within shareholders' equity at December 31, 2017.

During the nine months ended September 30, 2018 the Company sold eighteen available-for-sale investment securities for total proceeds of $4.2 million recording a $8 thousand loss on sale. During the nine months ended September 30, 2017 the Company sold seven available-for-sale investment securities for total proceeds of $4.2 million recording a $17 thousand loss on sale.

The investment portfolio at September 30, 2018 consisted of $120.7 million in securities of U.S. Government-sponsored agencies and 114 municipal securities totaling $36.0 million. The investment portfolio at December 31, 2017 consisted of $103.8 million in securities of U.S. Government-sponsored agencies and 115 municipal securities totaling $33.7 million.

There were no Federal funds sold at September 30, 2018 and December 31, 2017; however, the Bank maintained interest earning balances at the Federal Reserve Bank of San Francisco (FRB) totaling $12.2 million at September 30, 2018 and $62.2 million at December 31, 2017. The balances, at September 30, 2018, earn interest at the rate of 2.20%.

The Company classifies its investment securities as available-for-sale or held-to-maturity. Currently all securities are classified as available-for-sale. Securities classified as available-for-sale may be sold to implement the Company's asset/liability management strategies and in response to changes in interest rates, prepayment rates and similar factors.

Deposits. Deposits totaled $683 million at September 30, 2018, an increase of $20.2 million from $663 million at December 31, 2017. Non-interest-bearing demand deposits increased by $7.6 million, NOW accounts increased by $5.2 million and savings and money market accounts increased by $13.5 million. These increases were partially offset by a decline of $6.1 million in time deposits. The Company continues to manage the mix of its deposits consistent with its identity as a community bank serving the financial needs of its customers.

The following table shows the distribution of deposits by type at September 30, 2018 and December 31, 2017.

(dollars in thousands)	Balance at End of Period	Percent of Deposits in Each Category to Total Deposits	Balance at End of Period	Percent of Deposits in Each Category to Total Deposits
	9/30/18	9/30/18	12/31/17	12/31/17
Non-interest bearing	$289,859	42.4%	$282,239	42.6%
NOW	104,370	15.3%	99,195	15.0%
Money Market	67,259	9.9%	60,757	9.2%
Savings	181,436	26.6%	174,426	26.3%
Time	39,918	5.8%	46,040	6.9%
Total Deposits	$682,842	100%	$662,657	100%

Deposits represent the Bank's primary source of funds. Deposits are primarily core deposits in that they are demand, savings and time deposits generated from local businesses and individuals. These sources are considered to be relatively stable, long-term relationships thereby enhancing steady growth of the deposit base without major fluctuations in overall deposit balances. The Company experiences, to a small degree, some seasonality with the slower growth period between November through April, and the higher growth period from May through October. To assist in meeting any funding demands, the Company maintains a secured borrowing arrangement with the FHLB. There were no brokered deposits at September 30, 2018 or December 31, 2017.

Short-term Borrowing Arrangements. The Company is a member of the Federal Home Loan Bank of San Francisco (FHLB) and can borrow up to $207 million from the FHLB secured by commercial and residential mortgage loans with carrying values totaling $335.6 million. The Company is required to hold FHLB stock as a condition of membership. At September 30, 2018 the Company held $3.0 million of FHLB stock which is recorded as a component of other assets. Based on this level of stock holdings at September 30, 2018, the Company can borrow up to $112.1 million. To borrow the $207 million in available credit the Company would need to purchase $2.6 million in additional FHLB stock. In addition to its FHLB borrowing line, the Company has unsecured short-term borrowing agreements with three of its correspondent banks in the amounts of $20 million, $11 million and $10 million. There were no outstanding borrowings to the FHLB or the correspondent banks under these agreements at September 30, 2018 or December 31, 2017.

Note Payable and Term Loan. On October 1, 2015, the Company entered into a $5.0 million term loan (the “Term Loan”), which was scheduled to mature on October 1, 2018. On April 20, 2017 Plumas Bancorp paid off the $2.3 million remaining balance on the Term Loan. The payment was funded through a $4 million dividend from Plumas Bank.

On October 1, 2018 the Company renewed its line of credit, for a one-year term, with the same lender (the “Note”). The maximum amount outstanding at any one time on the Note cannot exceed $5 million. There were no balances outstanding on the Note as of September 30, 2018 or December 31, 2017. The Note bears interest at a rate of the U.S. "Prime Rate" plus one-quarter percent per annum and is secured by 100 shares of Plumas Bank stock representing the Company's 100% ownership interest in Plumas Bank. Under the Note, the Bank is subject to several negative and affirmative covenants including, but not limited to providing timely financial information, maintaining specified levels of capital, restrictions on additional borrowings, and meeting or exceeding certain capital and asset quality ratios. The Bank was in compliance with all such covenants related to the Note at September 30, 2018 and December 31, 2017. Interest expense related to the Note and the Term Loan for the nine months ended September 30, 2018 and 2017 totaled $0 thousand and $28 thousand, respectively.

Repurchase Agreements. In 2011 the Bank introduced a product for its larger business customers which use securities sold under agreements to repurchase as an alternative to interest-bearing deposits. Securities sold under agreements to repurchase totaling $8.2 million and $10.1 million at September 30, 2018 and December 31, 2017, respectively are secured by U.S. Government agency securities with a carrying amount of $14.4 million and $16.8 million at September 30, 2018 and December 31, 2017, respectively. The interest rate on this product is similar to rates paid on the Bank’s premium interest-bearing checking account; however, these are not deposits and are not FDIC insured.

Junior Subordinated Deferrable Interest Debentures. Plumas Statutory Trust I and II are business trust subsidiaries formed by the Company with capital of $336 thousand and $173 thousand, respectively, for the sole purpose of issuing trust preferred securities fully and unconditionally guaranteed by the Company.

During 2002, Trust I issued 6,000 Floating Rate Capital Trust Pass-Through Securities ("Trust Preferred Securities"), with a lquidation value of $1,000 per security, for gross proceeds of $6 million. During 2005, Trust II issued 4,000 Trust Preferred Securities with a liquidation value of $1,000 per security, for gross proceeds of $4 million. The entire proceeds were invested by Trust I in the amount of $6.2 million and Trust II in the amount of $4.1 million in Floating Rate Junior Subordinated Deferrable Interest Debentures (the "Subordinated Debentures") issued by the Company, with identical maturity, repricing and payment terms as the Trust Preferred Securities. The Subordinated Debentures represent the sole assets of Trusts I and II.

Trust I’s Subordinated Debentures mature on September 26, 2032, bear a current interest rate of 5.77% (based on 3-month LIBOR plus 3.40%), with repricing and payments due quarterly. Trust II’s Subordinated Debentures mature on September 28, 2035, bear a current interest rate of 3.81% (based on 3-month LIBOR plus 1.48%), with repricing and payments due quarterly. The interest rate of the Trust Preferred Securities issued by Trust I adjust on each quarterly anniversary date to equal the 3-month LIBOR plus 3.40%. The Trust Preferred Securities issued by Trust II adjust on each quarterly anniversary date to equal the 3-month LIBOR plus 1.48%. Both Trusts I and II have the option to defer payment of the distributions for a period of up to five years, as long as the Company is not in default on the payment of interest on the Subordinated Debentures.

Interest expense recognized by the Company for the nine months ended September 30, 2018 and 2017 related to the subordinated debentures was $370 thousand and $295 thousand, respectively. Interest expense recognized by the Company for the three months ended September 30, 2018 and 2017 related to the subordinated debentures was $131 thousand and $103 thousand, respectively.

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

Capital Resources

Shareholders’ equity increased by $6.7 million from $55.7 million at December 31, 2017 to $62.4 million at September 30, 2018. The $6.7 million increase was related to earnings during the first nine months of 2018 of $10.4 million and $0.5 million representing stock option activity partially offset by an increase of $3.3 million in the unrealized loss on investment securities and a common stock dividend payment of $0.9 million.

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

On October 20, 2016 the Company announced that its Board of Directors approved the reinstatement of semi-annual cash dividends. On May 15, 2018 the Company paid a $0.18 per share semi-annual cash dividend totaling $920 thousand. On October 17, 2018 the Company declared a semi-annual cash dividend totaling $0.18 per share payable on November 15, 2018 to shareholders of record at the close of business day on November 1, 2018. This represents an increase of $0.04 or 29%, from the $0.14 per share semi-annual cash dividend paid on November 15, 2017.

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

The following table sets forth the Bank's actual capital amounts and ratios (dollar amounts in thousands):

			Amount of Capital Required
					To be Well-Capitalized
			For Capital		Under Prompt
	Actual		Adequacy Purposes		Corrective Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
September 30, 2018
Common Equity Tier 1 Ratio	$74,890	12.1%	$27,849	4.5%	$40,227	6.5%
Tier 1 Leverage Ratio	$74,890	9.7%	$30,966	4.0%	$38,708	5.0%
Tier 1 Risk-Based Capital Ratio	$74,890	12.1%	$37,132	6.0%	$49,510	8.0%
Total Risk-Based Capital Ratio	$81,986	13.2%	$49,510	8.0%	$61,887	10.0%

December 31, 2017
Common Equity Tier 1 Ratio	$65,085	12.0%	$24,453	4.5%	$35,321	6.5%
Tier 1 Leverage Ratio	$65,085	8.8%	$29,663	4.0%	$37,079	5.0%
Tier 1 Risk-Based Capital Ratio	$65,085	12.0%	$32,604	6.0%	$43,472	8.0%
Total Risk-Based Capital Ratio	$71,878	13.2%	$43,472	8.0%	$53,340	10.0%

Management believes that Plumas Bank currently meets all its capital adequacy requirements.

The current and projected capital positions of the Bank and the impact of capital plans and long-term strategies are reviewed regularly by management. The Company policy is to maintain the Bank’s ratios above the prescribed well-capitalized ratios at all times.

Off-Balance Sheet Arrangements

Loan Commitments. In the normal course of business, there are various commitments outstanding to extend credits that are not reflected in the financial statements. Commitments to extend credit and letters of credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Annual review of commercial credit lines, letters of credit and ongoing monitoring of outstanding balances reduces the risk of loss associated with these commitments. As of September 30, 2018, the Company had $131.2 million in unfunded loan commitments and $417 thousand in letters of credit. This compares to $107.4 million in unfunded loan commitments and $477 thousand in letters of credit at December 31, 2017. Of the $131.2 million in unfunded loan commitments, $83.2 million and $48.0 million represented commitments to commercial and consumer customers, respectively. Of the total unfunded commitments at September 30, 2018, $81.9 million were secured by real estate, of which $44.3 million was secured by commercial real estate and $37.6 million was secured by residential real estate of which $37.2 million was in the form of equity lines of credit. The commercial loan commitments not secured by real estate primarily represent business lines of credit, while the consumer loan commitments not secured by real estate primarily represent revolving credit card lines and overdraft protection lines. Since some of the commitments are expected to expire without being drawn upon the total commitment amounts do not necessarily represent future cash requirements.

Operating Leases. The Company leases two depository branches and four lending offices and two non-branch automated teller machine locations. Total rental expenses under all operating leases were $275,000 and $92,000 during the nine and three months ended September 30, 2018 and $255,000 and $90,000 during the same period in 2017. The expiration dates of the leases vary, with the first such lease expiring during 2018 and the last such lease expiring during 2021.

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

The Company is a member of the FHLB and can borrow up to $207 million from the FHLB secured by commercial and residential mortgage loans with carrying values totaling $335.6 million. See “Short-term Borrowing Arrangements” for additional information on our FHLB borrowing capacity. In addition to its FHLB borrowing line, the Company has unsecured short-term borrowing agreements with three of its correspondent banks in the amounts of $20 million, $11 million and $10 million. There were no outstanding borrowings under the FHLB or the correspondent bank borrowing lines at September 30, 2018 or December 31, 2017.

Customer deposits are the Company’s primary source of funds. Deposits totaled $683 million at September 30, 2018, an increase of $20.2 million from $663 million at December 31, 2017. Deposits are held in various forms with varying maturities. The Company’s securities portfolio, Federal funds sold, FHLB advances, and cash and due from banks serve as the primary sources of liquidity, providing adequate funding for loans during periods of high loan demand. During periods of decreased lending, funds obtained from the maturing or sale of investments, loan payments, and new deposits are invested in short-term earning assets, such as cash held at the FRB, Federal funds sold and investment securities, to serve as a source of funding for future loan growth. Management believes that the Company’s available sources of funds, including borrowings, will provide adequate liquidity for its operations in the foreseeable future.

Recent Developments. On May 22, 2018 the Company announced that Plumas Bank had signed a purchase and assumption agreement to acquire the Carson City, Nevada branch of Mutual of Omaha Bank. The transaction, which closed on October 26, 2018, resulted in the acquisition of $45.6 million in deposits and $1.8 million in loans and the recording of $1.1 million in intangible assets.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

The Company’s management, including the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of September 30, 2018.  The Company’s disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the U.S. Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.  Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2018.

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended September 30, 2018 that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

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

31.1*	Rule 13a-14(a) [Section 302] Certification of Principal Financial Officer dated November 7, 2018.

31.2*	Rule 13a-14(a) [Section 302] Certification of Principal Executive Officer dated November 7, 2018.

32.1*	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 dated November 7, 2018.

32.2*	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 dated November 7, 2018.

101.INS*	XBRL Instance Document.

101.SCH*	XBRL Taxonomy Schema.

101.CAL*	XBRL Taxonomy Calculation Linkbase.

101.DEF*	XBRL Taxonomy Definition Linkbase.

101.LAB*	XBRL Taxonomy Label Linkbase.

101.PRE*	XBRL Taxonomy Presentation Linkbase.

*	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PLUMAS BANCORP
(Registrant)
Date: November 7, 2018
/s/ Richard L. Belstock
Richard L. Belstock
Chief Financial Officer

/s/ Andrew J. Ryback
Andrew J. Ryback
Director, President and Chief Executive Officer