Form 10-K
period 2018-12-31
PLUMAS BANCORP
filed 2019-03-07
CIK 1168455

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2018

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

As of June 30, 2018, the aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant was approximately $130.6 million, based on the closing price reported to the Registrant on June 29, 2018 of $28.20 per share.

Shares of Common Stock held by each officer and director have been excluded in that such persons may be deemed to be affiliates.  This determination of the affiliate status is not necessarily a conclusive determination for other purposes.

The number of shares of Common Stock of the registrant outstanding as of March 4, 2019 was 5,150,876.

Documents Incorporated by Reference:   Portions of the definitive proxy statement for the 2019 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission pursuant to SEC Regulation 14A are incorporated by reference in Part III, Items 10-14.

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

■	The effects of and changes in trade, monetary and fiscal policies and laws, including the interest rate policies of the Federal Open Market Committee of the Federal Reserve Board.

■	The ability of Plumas Bank to declare and pay dividends to the Company.

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

General

The Company.  Plumas Bancorp is a California corporation registered as a bank holding company under the Bank Holding Company Act of 1956, as amended, and is headquartered in Quincy, California.  The Company was incorporated in January 2002 for the purposes of become Plumas Bank’s holding company and acquired all of the outstanding shares of the Bank in June 2002.  The Company’s principal subsidiary is the Bank, and the Company exists primarily for the purpose of holding the stock of the Bank and of such other subsidiaries it may acquire or establish.  At the present time, the Company’s only other subsidiaries are Plumas Statutory Trust I and Plumas Statutory Trust II, which were formed in 2002 and 2005 solely to facilitate the issuance of trust preferred securities.

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

At December 31, 2018, the Company had consolidated assets of $824.4 million, deposits of $726.6 million, other liabilities of $30.9 million and shareholders’ equity of $66.9 million.  The Company’s other liabilities include $10.3 million in junior subordinated deferrable interest debentures and $13.1 million in repurchase agreements. These items are described in detail later in this Form 10-K.

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

The Bank. The Bank is a California state-chartered bank that was incorporated in July 1980 and opened for business in December 1980.  The Bank’s deposit accounts are insured by the Federal Deposit Insurance Corporation (the “FDIC”) up to maximum insurable amounts. The Bank is not a member of the Federal Reserve System. The Bank’s Administrative Office is located at 35 South Lindan Avenue, Quincy, California.  At December 31, 2018 the Bank had approximately $824 million in assets, $562 million in net loans and $727 million in deposits (including deposits of $0.5 million from the Company).  It is currently the largest independent bank headquartered in Plumas County.

The Bank’s primary service area covers the Northeastern portion of California, with Lake Tahoe to the south and the Oregon border to the north. The Bank, through its thirteen-branch network, serves Washoe and Carson City counties in Nevada and the seven contiguous California counties of Plumas, Nevada, Sierra, Placer, Lassen, Modoc and Shasta. The branches are located in the California communities of Quincy, Portola, Greenville, Truckee, Fall River Mills, Alturas, Susanville, Chester, Tahoe City, Kings Beach and Redding; in addition, during December 2015 the Bank opened a branch in Reno, Nevada and effective October 26, 2018 purchased a branch in Carson City, Nevada. The Bank maintains seventeen automated teller machines (“ATMs”) tied in with major statewide and national networks. In addition to its branch network, the Bank operates a lending office specializing in government-guaranteed lending in Auburn, California and commercial/agricultural lending offices located in Chico, California, Red Bluff, California and Klamath Falls, Oregon. The Bank’s primary business is servicing the banking needs of these communities. Its marketing strategy stresses its local ownership and commitment to serve the banking needs of individuals living and working in the Bank’s primary service areas.

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

The Bank’s government-guaranteed lending center headquartered in Auburn, California provides Small Business Administration (SBA) and USDA Rural Development loans to qualified borrowers throughout Northern California, and Northern Nevada.  During 2007 the Bank was granted nationwide Preferred Lender status with the U.S. Small Business Administration and we expect government-guaranteed lending to continue to be an important part of our overall lending operation. During 2018 proceeds from the sale of government-guaranteed loans totaled $41.7 million and we generated a gain on sale of $1.9 million. During 2017 proceeds from the sale of government-guaranteed loans totaled $36.6 million and we generated a gain on sale of $2.0 million.

The Agricultural Credit Centers located in Alturas, Chico, Red Bluff and Susanville, California and Klamath Falls, Oregon provide a complete line of credit services in support of the agricultural activities which are key to the continued economic development of the communities we serve.  “Ag lending” clients include a full range of individual farming customers, small to medium-sized business farming organizations and corporate farming units.

As of December 31, 2018, the principal areas to which we have directed our lending activities, and the percentage of our total loan portfolio comprised by each, were as follows: (i) commercial real estate – 48.0%; (ii) consumer loans (including residential equity lines of credit and automobile loans) – 21.1%; (iii) agricultural loans (including agricultural real estate loans) – 12.2%; (iv); commercial and industrial loans – 8.8%; (v) construction and land development – 7.1%; and (vi) residential real estate – 2.8% .

In addition to the lending activities noted above, we offer a wide range of deposit products for the retail and commercial banking markets including checking, interest-bearing and premium interest-bearing checking, business sweep, public funds sweep, savings, time deposit and retirement accounts, as well as remote deposit, telephone and mobile banking, including mobile deposit, and internet banking with bill-pay options. Interest bearing deposits include high yield sweep accounts designed for our commercial customers and for public entities such as municipalities. As of December 31, 2018, the Bank had 33,058 deposit accounts with balances totaling approximately $727 million, compared to 31,582 deposit accounts with balances totaling approximately $663 million at December 31, 2017.  We attract deposits through our customer-oriented product mix, competitive pricing, convenient locations, mobile and internet banking and remote deposit operations, all provided with a high level of customer service.

Most of our deposits are attracted from individuals, business-related sources and smaller municipal entities.  This mix of deposit customers resulted in a relatively modest average deposit balance of approximately $22 thousand at December 31, 2018. However, it makes us less vulnerable to adverse effects from the loss of depositors who may be seeking higher yields in other markets or who may otherwise draw down balances for cash needs.

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

Recent Expansion Activities. On July 31, 2015 the Bank completed its acquisition of the Redding, California, branch of Rabobank N.A. The transaction included the acquisition of approximately $10 million in deposits. The branch, located at 1335 Hilltop Dr. in Redding, now operates as a branch of the Bank. Following the acquisition, the Bank consolidated its preexisting branch Redding branch on Civic Center Drive branch into this location. The Civic Center Drive facility was sold to an unrelated third party in December 2015.

In December 2015 the Bank opened a full-service branch located at 5050 Meadowood Mall Circle, Reno, Nevada. This was the Bank’s first branch location outside of California. On October 26, 2018 we acquired a branch located in Carson City, Nevada from Mutual of Omaha Bank. This transaction resulted in the acquisition of $45.6 million in deposits and $1.8 million in loans and the recording of $1.1 million in intangible assets.

Dividends. It is the policy of the Company to periodically distribute excess retained earnings to the shareholders through the payment of cash dividends, subject to the approval of the Board of Directors. On October 20, 2016 the Company announced that its Board of Directors approved the reinstatement of a semi-annual cash dividend. The dividend in the amount of $0.10 per share was paid on November 21, 2016 to shareholders of record at the close of business day on November 7, 2016. A semi-annual cash dividend totaling $0.14 per share was paid on May 15, 2017 and November 15, 2017 and a semi-annual cash dividend totaling $0.18 per share was paid on May 15, 2018 and November 15, 2018.

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

Business Concentrations.  No individual or single group of related customer accounts is considered material in relation to the Bank's assets or deposits, or in relation to our overall business. However, at December 31, 2018 approximately 71% of the Bank's total loan portfolio consisted of real estate-secured loans, including real estate mortgage loans, real estate construction loans, consumer equity lines of credit, and agricultural loans secured by real estate. Moreover, our business activities are currently focused in the California counties of Plumas, Nevada, Placer, Lassen, Modoc, Shasta and Sierra and Washoe and Carson City Counties in Nevada. Consequently, our results of operations and financial condition are dependent upon the general trends in these economies and, in particular, the residential and commercial real estate markets. In addition, the concentration of our operations in these areas of California and Nevada exposes us to greater risk than other banking companies with a wider geographic base in the event of catastrophes, such as earthquakes, fires, drought and floods in these regions in California and Nevada.

Competition. The banking business is highly competitive. The business is largely dominated by a relatively small number of major banks with many offices operating over a wide geographical area.  These banks have, among other advantages, the ability to finance wide-ranging and effective advertising campaigns and to allocate their resources to regions of highest yield and demand.  Many of the major banks operating in the area offer certain services that we do not offer directly but may offer indirectly through correspondent institutions.  By virtue of their greater total capitalization, such banks also have substantially higher lending limits than we do.  For customers whose loan demands exceed our legal lending limit, we attempt to arrange for such loans on a participation basis with correspondent or other banks.

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

Currently, within towns in which the Bank has a branch, excluding Carson City, there are 106 banking branch offices of competing institutions (excluding credit unions, but including savings banks), including 69 branches of 11 banks having assets more than $10 billion. As of June 30, 2018, the FDIC estimated the Bank’s market share of insured deposits within the communities it serves to be as follows: Greenville and Portola 100%, Quincy 86%, Chester 66%, Alturas 59%, Fall River Mills 36%, Kings Beach 32%, Susanville 43%, Truckee 14%, Tahoe City 22%, Redding 1% and Reno less than 1%.

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

Employees. At December 31, 2018, the Company and its subsidiary employed 174 persons. On a full-time equivalent basis, we employed 155 persons. None of the Company’s employees are represented by a labor union, and management considers its relations with employees to be good.

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

Supervision and Regulation

General. As banking institution, we are extensively regulated under federal and state law. These laws and regulations are generally intended to protect depositors and customers, not our shareholders. To the extent that the following information describes statutory or regulatory provisions, it is qualified in its entirety by reference to the particular statute or regulation. Our operations may be affected by legislative changes and by the policies of various regulatory authorities. Any change in applicable laws or regulations may have a material effect on our business and prospects. We cannot accurately predict the nature or the extent of the effects on our business and earnings that fiscal or monetary policies, or new federal or state legislation may have in the future.

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

The activities of bank holding companies are generally limited to the business of banking, managing or controlling banks, and other activities that the FRB has determined to be so closely related to banking or managing or controlling banks as to be a proper incident thereto. Bank holding companies that qualify and register as “financial holding companies” are also able to engage in certain additional financial activities, such as merchant banking and securities and insurance underwriting, subject to limitations set forth in federal law. The Company has not elected to become a financial holding company. As a bank holding company, the Company must to obtain prior approval of the FRB before taking any action that causes a bank to become a controlled subsidiary of the bank holding company; acquiring direct or indirect ownership 5% of the outstanding shares of any class of voting securities another bank or bank holding company, acquiring all or substantially all the assets of a bank or merging or consolidating with another bank holding company.

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

Under the new capital rules, the minimum capital ratios as of January 1, 2018 through December 31, 2018 (including the capital conservation buffer as then phased in) were as follows: a common equity Tier 1 capital ratio of 6.375%; a Tier 1 capital ratio of 7.875%; a total capital risk-based capital ratio of 9.875% and a minimum leverage ratio of 4.0%.

A bank that does not achieve and maintain the required capital levels may be issued a capital directive by the FDIC and/or the DBO to ensure the maintenance of required capital levels. Federal law requires, among other things, that federal bank regulators take “prompt corrective action” with respect to depository institutions that do not meet minimum capital requirements. For this purpose, the law establishes five capital categories: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized. At each successive lower capital category, an insured depository institution is subject to more restrictions and prohibitions, including restrictions on growth, restrictions on interest rates paid on deposits, restrictions or prohibitions on payment of dividends, and restrictions on the acceptance of brokered deposits. Furthermore, if an insured depository institution is classified in one of the undercapitalized categories, it is required to submit a capital restoration plan to the appropriate federal banking agency, and the holding company and any other company deemed to control the bank must guarantee the performance of that plan. Under current regulations, a depository institution is deemed to be “well capitalized” if it has a total risk-based capital ratio of 10.0% or greater, a Tier 1 risk-based capital ratio of 8.0% or greater, a leverage ratio of 5.0% or greater and a common equity Tier 1 ratio of 6.5% or greater. At December 31, 2018, the Bank’s capital ratios exceed the thresholds necessary to be considered “well capitalized.”

Under the FRB’s Small Bank Holding Company Policy Statement (Regulation Y, Appendix C) (the “Policy Statement”), certain bank holding companies with less than $1 billion in consolidated assets are exempt from the consolidated capital rules. The Company qualifies for treatment under the Policy Statement and is not currently subject to consolidated capital rules at the bank holding company level. On May 24, 2018, the Economic Growth, Regulatory Relief and Consumer Protection Act (the “Relief Act”) was signed into law. The Relief Act included a provision to increase the threshold for qualifying for the Policy Statement from $1 billion to $3 billion in total assets.

The new capital rules continue to apply to the Bank. Consistent with the Relief Act, however, the federal banking agencies have proposed a new community bank leverage ratio that is intended to simply the regulatory capital requirements for qualifying community banking organizations. Under the proposal, a qualifying banking organization that so elects would be deemed to have met the well-capital capitalized ratio requirements under the prompt corrective action framework and would be exempt from the generally applicable new capital rules if it maintains a new “community bank leverage ratio” in excess of 9%. The proposed community bank leverage ratio would be equal to tangible equity (as defined the proposal) divided by average total consolidated assets. To qualify, a banking organization would have to have less than $10 billion in assets and limited off balance sheet exposures and other assets. We cannot predict whether or when this proposal will be adopted.

For additional information, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Capital Standards.”

Dividends. The Company's ability to pay cash dividends is dependent on dividends paid to it by the Bank and limited by California law. Under California law, the holders of common stock of the Company are entitled to receive dividends when and as declared by the Board of Directors, out of funds legally available, subject to certain restrictions. The California General Corporation Law permits a California corporation such as the Company to make a distribution to its shareholders if its retained earnings equal at least the amount of the proposed distribution or if after giving effect to the distribution, the value of the corporation’s assets exceed the amount of its liabilities plus the amount of shareholders preferences, if any, and certain other conditions are met.

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

In addition, the Company’s ability to pay dividends is subject to certain covenants contained in the indentures relating to the trust preferred securities issued by the Company’s business trust subsidiaries.

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

The California Financial Code restricts the dividends that the Bank may pay to the Company to the lesser of the Bank's retained earnings or the Bank's net income for the latest three fiscal years, less dividends previously declared during that period, or, with the approval of the DBO, to the greater of the retained earnings of the Bank, the net income of the Bank for its last fiscal year, or the net income of the Bank for its current fiscal year. As of December 31, 2018, the maximum amount available for dividend distribution under this restriction was approximately $21.4 million. In addition, the Bank is subject to the new capital rules and the capital conservation buffer discussed above.

Loans-to-One Borrower.  Under California law, the Bank’s ability to make aggregate secured and unsecured loans-to-one-borrower is limited to 25% and 15%, respectively, of unimpaired capital and surplus.  At December 31, 2018, the Bank’s limit on aggregate secured loans-to-one-borrower was $20.8 million and unsecured loans-to-one borrower was $12.5 million.  The Bank has established internal loan limits that are lower than the legal lending limits for a California bank.

The Community Reinvestment Act. The Community Reinvestment Act (“CRA”) requires that, in connection with examinations of financial institutions within its jurisdiction, the federal banking regulators evaluate the record of the financial institutions in meeting the credit needs of their local communities, including low- and moderate-income neighborhoods, consistent with the safe and sound operation of those institutions. These factors are also considered in evaluating mergers, acquisitions and applications to open a branch or new facility. A less than “Satisfactory” rating would likely result in the suspension of any growth of the Bank through acquisitions or opening de novo branches until the rating is improved. As of the most recent report of examination the Bank’s CRA rating was “Satisfactory.”

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

Federal Deposit Insurance. In addition to supervising and regulating state-chartered non-member banks, the FDIC insures the Bank’s deposits, up to prescribed statutory limits, through the Deposit Insurance Fund (the “DIF”), currently $250,000 per depositor per institution. The DIF is funded primarily by FDIC assessments paid by each DIF member institution. The amount of FDIC assessments paid by each DIF member institution is based on its relative risk of default as measured by regulatory capital ratios and other supervisory factors. The Bank’s FDIC insurance expense totaled $216 thousand for 2018.

Additionally, all FDIC-insured institutions are required to pay assessments to the FDIC to fund interest payments on bonds issued by the Financing Corporation (“FICO”), an agency of the Federal government established to recapitalize the predecessor to the DIF. The Bank’s FICO assessments totaled $21 thousand for 2018. These assessments will continue until the FICO bonds mature in 2019.

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

Potential Enforcement Actions; Supervisory Agreements. Under federal law, the Company, the Bank and their institution-affiliated parties may be the subject of potential enforcement actions by the FRB (in the case of the Company) or the FDIC (in the case of the Bank) for unsafe and unsound practices in conducting their businesses, or for violations of any law, rule or regulation or provision, any consent order with any agency, any condition imposed in writing by the agency or any written agreement with the agency. Enforcement actions may include the imposition of a conservator or receiver, cease-and-desist orders and written agreements, the termination of insurance of deposits, the imposition of civil money penalties, the payment of restitution and removal and prohibition orders against institution-affiliated parties. The DBO also has authority to bring similar enforcement actions against the Bank.

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

The Company’s lending operations and its customers are primarily located in the eastern region of Northern California. A significant downturn in the national economy or the local economy due to agricultural commodity prices, real estate prices, public policy decisions, natural disaster, drought or other factors could result in a decline in the local economy in general, which could in turn negatively impact the Company’s business, financial condition, results of operations and prospects.

The majority of the Company’s assets are loans, which if not repaid would result in losses to the Bank.

The Bank, like other lenders, is subject to credit risk, which is the risk of losing principal or interest due to borrowers’ failure to repay loans in accordance with their terms. Underwriting and documentation controls cannot mitigate all credit risk. Accordingly, the Company’s results of operations will be directly affected by the volume and timing of loan losses, which for a number of reasons can vary from period to period. The risks of loan losses may be exacerbated by a downturn in the economy or the real estate market in the Company’s market areas or a rapid increase in interest rates, which could have a negative effect on collateral values and borrowers’ ability to repay. To the extent loans are not paid timely by borrowers, the loans are placed on non-accrual status, thereby reducing interest income. Further, under these circumstances, an additional provision for loan and lease losses or unfunded commitments may be required, which could negatively impact the Company’s income and capital. See Management’s Discussion and Analysis of Financial Condition and Results of Operations – “Analysis of Asset Quality and Allowance for Loan Losses”.

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

As of December 31, 2018, approximately 71% of the Company’s total loan portfolio is secured by real estate, the majority of which is commercial real estate. Increases in commercial and consumer delinquency levels or declines in real estate market values would require increased net charge-offs and increases in the allowance for loan losses, which could have a material adverse effect on the Company’s business, financial condition and results of operations and prospects.

The FASB has recently issued an accounting standard update that will result in a significant change in how we recognize credit losses and may have a material impact on our results of operations, financial condition or liquidity.

In June 2016, the Financial Accounting Standards Board issued ASU 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. ASU 2016-13 requires banking organizations to determine the adequacy of their allowance for loan losses with an expected loss model, which is referred to as the current expected credit loss (“CECL”) model. Under the CECL model, banking organizations will be required to present certain financial assets carried at amortized cost, such as loans held for investment and held-to-maturity debt securities, at the net amount expected to be collected. The measurement of expected credit losses is to be based on information about past events, including historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amount. This measurement will take place at the time the financial asset is first added to the balance sheet and periodically thereafter. This differs significantly from the “incurred loss” model required under current GAAP, which delays recognition until it is probable a loss has been incurred. ASU 2016-13 is expected to be effective for public business entities for fiscal years after December 15, 2019. CECL will change the manner in which the Company determines the adequacy of its allowance for loan losses. The Company is evaluating the impact the CECL model will have on its accounting, but the Company may recognize a one-time cumulative-effect adjustment to the allowance for loan losses as of the beginning of the first reporting period in which the new standard is effective. The Company cannot yet determine the magnitude of any such one-time cumulative adjustment or of the overall impact of the new standard on its financial condition or results of operations. The federal banking regulators have adopted a rule that gives a banking organization the option to phase in over a three-year period the day-one adverse effects of CECL on its regulatory capital.

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

In recent years, California has experienced a severe drought. However, during 2016 and the first quarter of 2017 much of California has experienced significant rain. A significant portion of the Company’s borrowers are involved in or are dependent on the agricultural industry in California, which requires water. As of December 31, 2018, approximately 12% of the Company’s loans were categorized as agricultural loans. As a result of the drought, there have been governmental proposals concerning the distribution or rationing of water. If the amount of water available to agriculture becomes scarcer due to drought or rationing, growers may not be able to continue to produce agricultural products profitably, which could force some out of business. Although many of the Company’s customers are not directly involved in agriculture, they could be impacted by difficulties in the agricultural industry because many jobs and businesses in the Company’s market areas are related to the production of agricultural products. Therefore, the drought could adversely impact the Company’s loan portfolio, business, financial condition and results of operations.

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

During the past three years, the Company has completed the purchase and assumption of a branch office in Redding, California, completed the purchase and assumption of a branch office in Carson City, Nevada, opened a branch office in Reno, Nevada and established loan production offices in Red Bluff, California and Klamath Falls, Oregon. The Company may engage in additional acquisition activity and open additional offices in the future to expand the Company’s markets or further its growth strategy. Acquiring other banks or branches involves various other risks commonly associated with acquisitions, including, difficulty in estimating the value of the business to be acquired, integrating the operations and retaining key employees and customers. There is no assurance that future acquisitions or offices will be successful. Further, growth may strain the Company’s administrative, managerial, financial and operational resources and increase demands on its systems and controls. If the Company pursues its growth strategy too aggressively, fails to attract qualified personnel, control costs or maintain asset quality, or if factors beyond management’s control divert attention away from its business operations, the Company’s pursuit of its growth strategy could have a material adverse impact on its existing business .

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

The Company’s electronic banking activities expose it to possible liability and harm to its reputation should an unauthorized party gain access to confidential customer information. Despite its considerable efforts and investment to provide the security and authentication necessary to effect secure transmission of data, the Company cannot fully guarantee that these precautions will protect its systems from future compromises or breaches of its security measures. Although the Company has developed systems and processes that are designed to recognize and assist in preventing security breaches (and periodically test its security), failure to protect against or mitigate breaches of security could adversely affect its ability to offer and grow its online services, constitute a breach of privacy or other laws, result in costly litigation and loss of customer relationships, negatively impact the Bank’s reputation, and could have an adverse effect on its business, results of operations and financial condition. The Company may also incur substantial increases in costs in an effort to minimize or mitigate cyber security risks and to respond to cyber incidents.

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

The Company may face regulatory enforcement actions, incur fines, penalties and other negative consequences from regulatory violations, possibly even inadvertent or unintentional violations.

The Company is subject to significant federal and state regulation and supervision. In the past, the Company’s business has been increasingly affected by these regulations, and this trend is likely to continue into the future. Many of these laws are subject to interpretation and changing regulatory approaches to supervision and enforcement. The Company maintains systems and procedures designed to ensure that it complies with applicable laws and regulations, but there can be no assurance that these will be effective. The Company may face regulatory enforcement actions and incur fines, penalties and other negative consequences from regulatory violations. The Company may also suffer other negative consequences resulting from findings of noncompliance with laws and regulations, that may also damage its reputation, and this in turn might materially affect its business and results of operations. Further, some legal/regulatory frameworks provide for the imposition of fines, restitution or penalties for noncompliance even though the noncompliance was inadvertent or unintentional and even though there were in place at the time systems and procedures designed to ensure compliance.

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

The price of the Company’s common stock may be volatile or may decline.

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

The Company depends primarily on the operations of the Bank to pay dividends, repurchase shares, repay its indebtedness and fund its operations. The Bank’s ability to pay dividends to the Company depends on the success of the Bank’s operations.

The Company is a separate and distinct legal entity from its subsidiary, the Bank, and it receives substantially all of its revenue from dividends paid by the Bank. There are legal limitations on the extent to which the Bank may extend credit, pay dividends or otherwise supply funds to, or engage in transactions with, the Company. The Company’s inability to receive dividends from the Bank could adversely affect its business, financial condition, results of operations and prospects. Even if applicable laws and regulations would permit the Bank to pay dividends to Company and would permit the Company to pay dividends to its shareholders, the Board of Directors could determine that it is not in the best interest of the Company’s shareholders to do so in order to preserve or redeploy our capital resources, for example. For these reasons, the amount and frequency of dividends that the Company pays to shareholders may vary from time to time.

Reduction in the value, or impairment of our investment securities, can impact our earnings and common shareholders' equity.

Generally Accepted Accounting Principles (“GAAP”) require the Company to carry its available-for-sale investment securities at fair value on its balance sheet. Unrealized gains or losses on these securities, reflecting the difference between the fair market value and the amortized cost, net of its tax effect, are reported as a component of shareholders’ equity. In certain instances, GAAP requires recognition through earnings of declines in the fair value of securities that are deemed to be other than temporarily impaired. Changes in the fair value of these securities may result from a number of circumstances that are beyond the Company’s control, such as changes in interest rates, the financial condition of government sponsored enterprises or insurers of municipal bonds, changes in demand for these securities as a result of economic conditions, or reduced market liquidity. There can be no assurance that the declines in market value will not result in other than temporary impairments of these assets, which would lead to loss recognition that could have a material adverse effect on the Company’s net income and capital levels.

Damage to the Company’s reputation could significantly harm the Company’s business and prospects.

The Company’s reputation is an important asset. The Company’s relationship with many of its customers is predicated upon its reputation as a high-quality provider of financial services that adheres to the highest standards of ethics, service quality and regulatory compliance. The Company’s ability to attract and retain customers, investors and employees depends upon external perceptions. Damage to its reputation among existing and potential customers, investors and employees could cause significant harm to the Company’s business and prospects and may arise from numerous sources, including litigation or regulatory actions, failing to deliver minimum standards of service and quality, lending practices, inadequate protection of customer information, sales and marketing efforts, compliance failures, unethical behavior and the misconduct of employees. Adverse developments in the banking industry may also, by association, negatively impact the Company’s reputation or result in greater regulatory or legislative scrutiny or litigation against us. The Company has policies and procedures in place that seek to protect its reputation and promote ethical conduct, but these policies and procedures may not be fully effective. Negative publicity regarding the Company’s business, employees, or customers, with or without merit, may result in the loss of customers, investors, and employees, costly litigation, a decline in revenues and increased governmental regulation.

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

Owned Properties
35 South Lindan Avenue	32 Central Avenue	80 W. Main St.
Quincy, California (1)	Quincy, California (1)	Quincy, California (1)

424 N. Mill Creek	336 West Main Street	120 North Pine Street
Quincy, California (1)	Quincy, California	Portola, California

43163 Highway 299E	121 Crescent Street	255 Main Street
Fall River Mills, California	Greenville, California	Chester, California

510 North Main Street	3000 Riverside Drive	8475 North Lake Boulevard
Alturas, California	Susanville, California	Kings Beach, California

11638 Donner Pass Road	5050 Meadowood Mall Circle	215 N. Lake Boulevard
Truckee, California	Reno, Nevada	Tahoe City, California (4)

Leased Properties
243 North Lake Boulevard	1335 Hilltop Drive	470 Nevada St., Suite 108
Tahoe City, California	Redding, California	Auburn, California (2)

100 Amber Grove Dr., Suite 105	107 S. 7th St.	2130 Main St., Ste. B
Chico, CA (3)	Klamath Falls, OR (3)	Red Bluff, California (3)

1101 N. Carson St.
Carson City, Nevada

(1) Non-branch administrative or credit administrative offices.

(2) SBA lending office.

(3) Commercial lending office.

(4) Future home of the Bank’s Tahoe City branch.

Total rental expenses under all leases totaled $340,000, $308,000 and $276,000, in 2018, 2017 and 2016 respectively. The expiration dates of the leases vary, with the first such lease expiring during 2019 and the last such lease expiring during 2022.

Future minimum lease payments for operating leases having initial or remining noncancelable lease terms in excess of one year are as follows:

Year Ending December 31,
2019	$248,000
2020	163,000
2021	63,000
2022	59,000
2023	-
$533,000

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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCK- HOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

The Company’s common stock is quoted on the NASDAQ Capital Market under the ticker symbol "PLBC". As of December 31, 2018, there were 5,137,476 shares of the Company’s common stock outstanding held by approximately 1,460 shareholders of record as of the same date. The following table shows the high and low sales prices for the common stock, for each quarter as reported by Yahoo Finance.

Quarter	Common Dividends per share	High	Low
4th Quarter 2018	$0.18	$27.90	$20.51
3rd Quarter 2018	-	$28.50	$24.11
2nd Quarter 2018	0.18	$29.45	$23.50
1st Quarter 2018	-	$25.75	$22.70

4th Quarter 2017	$0.14	$23.35	$20.35
3rd Quarter 2017	-	$21.75	$19.10
2nd Quarter 2017	0.14	$22.00	$17.50
1st Quarter 2017	-	$19.50	$15.85

It is the policy of the Company to periodically distribute excess retained earnings to the shareholders through the payment of cash dividends. Such dividends help promote shareholder value and capital adequacy by enhancing the marketability of the Company’s stock. All authority to provide a return to the shareholders in the form of a cash or stock dividend or split rests with the Board of Directors. The Board will periodically, but on no regular schedule and in accordance with regulatory restrictions, if any, reviews the appropriateness of a cash dividend payment. A semi-annual cash dividend totaling $0.14 per share was paid on May 15, 2017 and November 15, 2017 and a semi-annual cash dividend totaling $0.18 per share was paid on May 15, 2018 and November 15, 2018.

The Company is subject to various restrictions on the payment of dividends. See Note 12 “Shareholders’ Equity – Dividend Restrictions” of the Company’s Consolidated Financial Statements in Item 8 – Financial Statements and Supplementary Data of this Annual Report on Form 10K.

Securities Authorized for Issuance under Equity Compensation Plans. The following table sets forth securities authorized for issuance under equity compensation plans as of December 31, 2018.

Plan Category	Number of securities to be issued upon exercise of outstanding options	Weighted-average exercise price of outstanding options	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	202,693	$13.51	236,100
Equity compensation plans not approved by security holders	None	Not Applicable	None
Total	202,693	$13.51	236,100

For additional information related to the above plans see Note 12 of the Company’s Consolidated Financial Statements in Item 8 – Financial Statements and Supplementary Data of this Annual Report on Form 10K.

Issuer Purchases of Equity Securities. There were no purchases of Plumas Bancorp common stock by the Company during 2018 or 2017.

ITEM 6. SELECTED FINANCIAL DATA

The following table presents a summary of selected financial data and should be read in conjunction with the Company’s consolidated financial statements and notes thereto included under Item 8 – Financial Statements and Supplementary Data.

	At or for the year ended December 31,
	2018	2017	2016	2015	2014
	(dollars in thousands except per share information)
Statement of Income
Interest income	$34,322	$28,953	$25,100	$22,615	$21,147
Interest expense	1,236	1,017	1,023	1,204	1,693
Net interest income	33,086	27,936	24,077	21,411	19,454
Provision for loan losses	1,000	600	800	1,100	1,100
Noninterest income	8,881	8,280	7,652	7,715	7,315
Noninterest expense	21,841	20,111	18,696	18,491	17,845
Net income before income taxes	19,126	15,505	12,233	9,535	7,824
Provision for income taxes	5,134	7,316	4,759	3,717	3,086
Net income	$13,992	$8,189	$7,474	$5,818	$4,738

Total assets	$824,398	$745,427	$657,975	$599,286	$538,862
Total loans	$566,199	$486,634	$461,123	$400,971	$370,390
Allowance for loan losses	$6,958	$6,669	$6,549	$6,078	$5,451
Total deposits	$726,565	$662,657	$582,353	$527,276	$467,891
Total shareholders’ equity	$66,932	$55,700	$47,994	$42,496	$36,497
Balance sheet (period average)
Total assets	$764,326	$695,320	$622,229	$571,990	$531,528
Total loans	$518,626	$471,747	$428,380	$386,070	$353,389
Total deposits	$677,829	$617,211	$549,416	$503,343	$464,067
Total shareholders’ equity	$60,080	$53,251	$46,488	$39,844	$33,810
Asset quality ratios
Nonperforming loans/total loans	0.20%	0.62%	0.59%	1.13%	1.79%
Nonperforming assets/total assets	0.28%	0.59%	0.53%	1.06%	1.90%
Allowance for loan losses/total loans	1.23%	1.37%	1.42%	1.52%	1.47%
Net loan charge-offs	$711	$480	$329	$473	$1,166
Performance ratios
Return on average assets	1.83%	1.18%	1.20%	1.02%	0.89%
Return on average equity	23.3%	15.4%	16.1%	14.6%	14.0%
Net interest margin	4.70%	4.35%	4.21%	4.10%	4.05%
Loans to deposits	77.9%	73.4%	79.2%	76.0%	79.2%
Efficiency ratio	52.0%	55.5%	58.9%	63.5%	66.7%
Per share information
Basic earnings	$2.74	$1.64	$1.54	$1.21	$0.99
Diluted earnings	$2.68	$1.58	$1.47	$1.15	$0.95
Common cash dividends	$0.36	$0.28	$0.10	$0.00	$0.00
Book value per common share	$13.03	$11.00	$9.80	$8.79	$7.61
Common shares outstanding at period end	5,137,476	5,064,972	4,896,875	4,835,432	4,799,139
Capital ratios – Plumas Bank
Leverage ratio	9.3%	8.8%	9.2%	9.4%	9.8%
Tier 1 risk-based capital	11.8%	12.0%	12.1%	12.7%	13.2%
Total risk-based capital	13.0%	13.2%	13.3%	14.0%	14.4%

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

The following discussion is designed to provide a better understanding of significant trends related to the Company's financial condition, results of operations, liquidity and capital. It pertains to the Company's financial condition, changes in financial condition and results of operations as of December 31, 2018 and 2017 and for each of the three years in the period ended December 31, 2018. The discussion should be read in conjunction with the Company's audited consolidated financial statements and notes thereto and the other financial information appearing elsewhere herein.

Overview

The Company recorded net income of $14.0 million for the year ended December 31, 2018, an increase of $5.8 million or 71% over net income of $8.2 million during the year ended December 31, 2017. Pretax income increased by $3.6 million, or 23%, to $19.1 million in 2018 from $15.5 million during the year ended December 31, 2017. Net income for 2017 was reduced by $1.4 million, or $0.27 per diluted share, because of a one-time revaluation of the Company’s deferred tax assets.

Net interest income increased by $5.2 million to $33.1 million during 2018 from $27.9 million for the year ended December 31, 2017. This increase in net interest income resulted from an increase in interest income of $5.4 million and an increase in interest expense of $219 thousand. Interest on loans increased by $4.0 million, interest on investment securities increased by $1.5 million. Interest on other interest earning assets decreased by $64 thousand. The provision for loan losses was $1.0 million during 2018 up $400 thousand from $600 thousand during 2017.

During the year ended December 31, 2018 non-interest income totaled $8.9 million an increase of $601 thousand from the $8.3 million earned during 2017. Non-interest expense increased by $1.7 million to $21.8 million during the twelve months ended December 31, 2018. The largest component of the increase in non-interest expense was an increase in salary and benefit expense of $633 thousand.

The provision for income taxes decreased by $2.2 million from $7.3 million in 2017 to $5.1 million during the year ended December 31, 2018.

Total assets at December 31, 2018 were $824 million, an increase of $79 million from $745 million at December 31, 2017. This increase included increases of $80.3 million in net loans ($79.6 million in gross loans), $34.0 million in investment securities, $2.9 million in premises and equipment and $2.8 million in other assets. These items were partially offset by a decrease of $40.8 million in cash and due from banks and $0.2 million in OREO.

Gross loans increased by $79.6 million, or 16%, from $486.6 million at December 31, 2017 to $566.2 million at December 31, 2018. The increase in loan balances includes $31.4 million in commercial real estate loans, $16.7 million in automobile loans, $15.0 million in construction and land development loans, $10.3 million in agricultural loans and $9.9 million in commercial loans. These increases were partially offset by declines in other loan categories the largest of which was a decrease of $3.3 million in equity lines of credit.

Total deposits increased by $63.9 million, or 10%, from $662.7 million at December 31, 2017 to $726.6 million at December 31, 2018. The increase in deposits includes $45 million in deposits at our Carson City, Nevada branch which we purchased from Mutual of Omaha Bank on October 26, 2018. At December 31, 2018, 42% of the Company’s deposits were in the form of non-interest-bearing demand deposits. At December 31, 2017, 43% of the Company’s deposits were in the form of non-interest-bearing demand deposits.

The increase in deposits of $63.9 million includes increases of $22.0 million in money market accounts, $21.8 million in demand deposits, $10.9 million in time deposits, $5.9 million in interest-bearing demand deposits and $3.3 million in savings accounts. The increase in time deposits relates to the Carson City branch acquisition as does much of the increase in money market accounts. The Company has no brokered deposits.

Total shareholders’ equity increased by $11.2 million from $55.7 million at December 31, 2017 to $66.9 million at December 31, 2018. The largest component of the $11.2 million increase was earnings during the twelve-month period totaling $14.0 million. During 2018 the Company paid two 18 cents per share semi-annual cash dividends which had the effect of reducing shareholders’ equity by $1.8 million.

The return on average assets was 1.83% for 2018, up from 1.18% for 2017. The return on average equity was 23.3% for 2018, up from 15.4% for 2017.

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

	Year ended December 31,
	2018			2017			2016
	Average balance	Interest income/ expense	Rates earned/ paid	Average balance	Interest income/ expense	Rates earned/ paid	Average balance	Interest income/ expense	Rates earned/ paid
	(dollars in thousands)
Assets

Interest bearing deposits	$32,937	$610	1.85%	$56,524	$674	1.19%	$43,843	$274	0.62%
Investment securities(1)	152,966	3,951	2.58	114,477	2,479	2.17	99,689	1,898	1.90
Total loans (2)(3)	518,626	29,761	5.74	471,747	25,800	5.47	428,380	22,928	5.35
Total earning assets	704,529	34,322	4.87%	642,748	28,953	4.50%	571,912	25,100	4.39%
Cash and due from banks	21,639			19,531			17,494
Other assets	38,158			33,041			32,823
Total assets	$764,326			$695,320			$622,229

Liabilities and shareholders’ equity
Interest bearing demand deposits	$103,494	96	0.09%	$96,945	89	0.09%	$92,481	85	0.09%
Money market deposits	69,405	134	0.19	58,594	84	0.14	54,559	78	0.14
Savings deposits	176,796	294	0.17	159,707	264	0.17	133,304	217	0.16
Time deposits	44,715	192	0.43	47,360	145	0.31	50,788	157	0.31
Note payable	-	-	-	700	28	4.00	3,289	133	4.04
Junior subordinated debentures	10,310	510	4.95	10,310	401	3.89	10,310	348	3.38
Other	9,132	10	0.11	7,421	6	0.08	6,423	5	0.08
Total interest-bearing liabilities	413,852	1,236	0.30%	381,037	1,017	0.27%	351,154	1,023	0.29%
Noninterest bearing demand deposits	283,419			254,605			218,284
Other liabilities	6,975			6,427			6,303
Shareholders’ equity	60,080			53,251			46,488
Total liabilities and shareholders’ equity	$764,326			$695,320			$622,229
Net interest income		$33,086			$27,936			$24,077
Net interest spread (4)			4.57%			4.23%			4.10%
Net interest margin (5)			4.70%			4.35%			4.21%

(1)	Interest income is reflected on an actual basis and is not computed on a tax-equivalent basis.

(2)	Average nonaccrual loan balances of $1.0 million for 2018, $3.2 million for 2017 and $3.8 million for 2016 are included in average loan balances for computational purposes.

(3)

Loan origination fees and costs are included in interest income as adjustments of the loan yields over the life of the loan using the interest method. Loan interest income includes net loan costs of $462,000, $501,000 and $678,000 for 2018, 2017 and 2016, respectively.

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

The following table sets forth changes in interest income and interest expense, for the years indicated and the amount of change attributable to variances in volume, rates and the combination of volume and rates based on the relative changes of volume and rates:

	2018 compared to 2017 Increase (decrease) due to change in:				2017 compared to 2016 Increase (decrease) due to change in:

	Average	Average			Average	Average
	Volume(1)	Rate(2)	Mix(3)	Total	Volume(1)	Rate(2)	Mix(3)	Total
	(dollars in thousands)
Interest-earning assets:
Interest bearing deposits	$(281)	$373	$(156)	$(64)	$79	$249	$72	$400
Investment securities	833	478	161	1,472	282	261	38	581
Loans	2,564	1,271	126	3,961	2,321	500	51	2,872
Total interest income	3,116	2,122	131	5,369	2,682	1,010	161	3,853

Interest-bearing liabilities:
Interest bearing demand deposits	6	1	-	7	4	-	-	4
Money market deposits	16	29	5	50	6	-	-	6
Savings deposits	28	2	-	30	43	3	1	47
Time deposits	(8)	58	(3)	47	(11)	(1)	-	(12)
Note payable	(28)	-	-	(28)	(105)	(1)	1	(105)
Subordinated debentures	-	-	-	-	-	-	-	-
Junior subordinated debentures	-	109	-	109	-	53	-	53
Other borrowings	1	2	1	4	1	-	-	1
Total interest expense	15	201	3	219	(62)	54	2	(6)

Net interest income	$3,101	$1,921	$128	$5,150	$2,744	$956	$159	$3,859

(1)	The volume change in net interest income represents the change in average balance multiplied by the previous year’s rate.
(2)	The rate change in net interest income represents the change in rate multiplied by the previous year’s average balance.
(3)	The mix change in net interest income represents the change in average balance multiplied by the change in rate.

2018 compared to 2017. Net interest income is the difference between interest income and interest expense. Net interest income was $33.1 million for the year ended December 31, 2018, up $5.2 million, or 18%, from $27.9 million during 2017. The $5.2 million included an increase of $5.4 million, or 18.5%, in interest income, from $28.9 million during 2017 to $34.3 million during the current year and an increase of $219 thousand in interest expense.

Interest and fees on loans increased by $4.0 million, interest on investment securities increased by $1.5 million. Interest on deposits decreased by $64 thousand. The increases in interest on loans and investments include both an increase in average balance and an increase in average yield.

Interest and fees on loans was $29.8 million during 2018. The average loan balances were $518.6 million for 2018, up $46.9 million from the $471.7 million during 2017. The following table compares loan balances by type at December 31, 2018 and 2017.

(dollars in thousands)	Balance at End of Period	Percent of Loans in Each Category to Total Loans	Balance at End of Period	Percent of Loans in Each Category to Total Loans
	12/31/18	12/31/18	12/31/17	12/31/17
Commercial	$49,563	8.8%	$39,620	8.1%
Agricultural	69,160	12.2%	58,908	12.1%
Real estate – residential	15,900	2.8%	16,624	3.4%
Real estate – commercial	271,710	48.0%	240,257	49.4%
Real estate – construction & land development	40,161	7.1%	25,181	5.2%
Equity Lines of Credit	38,490	6.8%	41,798	8.6%
Auto	77,135	13.6%	60,438	12.4%
Other	4,080	0.7%	3,808	0.8%
Total Gross Loans	$566,199	100%	$486,634	100%

The average yield on loans was 5.74% for 2018 up 27 basis points from 5.47% for 2017. We attribute much of the increase in yield to an increase in the average prime rate of 81 basis points. At December 31, 2018 approximately 28% of the Company’s loan portfolio was comprised of loans tied to the prime rate or an equivalent rate.

Interest on investment securities increased by $1.5 million as a result of an increase in yield of 41 basis points from 2.17% during 2017 to 2.58% during 2018 and an increase in average balance from $114.5 million in 2017 to $153.0 million in 2018. During the current period yield benefited from market conditions and the maturity, sales and payments on lower earning securities. Interest income on interest bearing deposits, which totaled $610 thousand in 2018 and $674 thousand in 2017, primarily relates to interest on cash balances held at the Federal Reserve. The $64 thousand decrease in interest on interest bearing deposits was related to a decrease in average interest earning deposits of $23.6 million from $56.5 million during 2017 to $32.9 million in 2018.  The decrease in average balance was mostly offset by an increase in yield of 66 basis points from 119 basis points in 2017 to 185 basis points in 2018; consistent with the increase in the average fed funds rate during these periods.

Interest expense on deposits increased by $134 thousand to $716 thousand for the twelve months ended December 31, 2018, up from $582 thousand in 2017. Of this increase, $81 thousand relates to interest in our Carson City branch which we acquired on October 26, 2018. The average rate paid on the Carson City money market and time deposits exceeds that which the Bank pays in other markets and we would expect some runoff on these accounts as they reprice over time. Interest expense on NOW accounts increased by $7 thousand. Rates paid on NOW accounts averaged 0.09% during 2018 and 2017. Average balances increased by $6.6 million to $103.5 million during 2018 from $96.9 million during 2017. Interest expense on money market accounts increased by $50 thousand to $134 thousand during the year ended December 31, 2018. Rates paid on money market accounts averaged 0.19% during 2018 and 0.14% in 2017. The increase is primarily related to higher cost money market accounts at the Carson City branch. Average balances increased by $10.8 million from $58.6 million in 2017 to $69.4 million during the year ended December 31, 2018. Much of this increase is associated with the acquisition of the Carson City branch. Interest expense on savings accounts increased by $30 thousand as we continued to experience growth in this category of deposits. Average savings deposits increased by $17.1 million from $159.7 million during 2017 to $176.8 million during 2018. The average rate paid on savings accounts was 17 basis points in 2018 and 2017.

Interest expense on time deposits increased $47 thousand from $145 thousand during 2017 to $192 thousand during 2018 primarily as a result of the acquisition of the Carson City branch Average time deposits declined by $2.7 million from $47.4 million during 2017 to $44.7 million during the year ended December 31, 2018. The average rate paid on time deposits was 0.43% in 2018 and 0.31% during 2017.

Interest expense on other interest-bearing liabilities increased by $85 thousand from $435 thousand during the year ended December 31, 2017 to $520 thousand during the current twelve-month period. Interest expense on the Company’s note payable decreased by $28 thousand during the twelve months ended December 31, 2018. This decrease was related to a decrease in average borrowings on this note from $700 thousand during 2017 to $0 in 2018. The note payable was paid off in April of 2017. Interest expense on junior subordinated debentures, which increased by $109 thousand to $510 thousand, fluctuates with changes in the 3-month London Interbank Offered Rate (LIBOR) rate.

Net interest margin is net interest income expressed as a percentage of average interest-earning assets. As a result of the changes noted above, the net interest margin for 2018 increased to 4.70%, from 4.35% during 2017.

2017 compared to 2016. Net interest income was $27.9 million for the year ended December 31, 2017, up $3.8 million, or 16%, from $24.1 million for 2016. The $3.8 million included an increase of $3.8 million, or 15.4%, in interest income, from $25.1 million during 2016 to $28.9 million during the current year and a decrease of $6 thousand in interest expense.

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

Interest expense on other interest-bearing liabilities decreased by $51 thousand from $486 thousand during the year ended December 31, 2016 to $435 thousand during the current twelve-month period. Interest expense on the Company’s note payable decreased by $105 thousand to $28 thousand during the twelve months ended December 31, 2017. This decrease was related to a decrease in average borrowings on this note from $3.3 million during the 2016 to $700 thousand during 2017. The note payable was paid off in April of 2017. Interest expense on junior subordinated debentures, which increased by $53 thousand to $401 thousand, fluctuates with changes in the 3-month London Interbank Offered Rate (LIBOR) rate.

As a result of the changes noted above, the net interest margin for 2017 increased to 4.35%, from 4.21% during 2016.

Provision for Loan Losses

During the year ended December 31, 2018 we recorded a provision for loan losses of $1.0 million up $400 thousand from $600 thousand during the year ended December 31, 2017. See “Analysis of Asset Quality and Allowance for Loan Losses” for further discussion of loan quality trends and the provision for loan losses.

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

Non-Interest Income

The following table sets forth the components of non-interest income for the years ended December 31, 2018, 2017 and 2016.

	Years Ended December 31,			Change during Year
	2018	2017	2016	2018	2017
	(dollars in thousands)
Service charges on deposit accounts	$2,576	$2,467	$2,291	$109	$176
Interchange revenue	2,174	1,987	1,740	187	247
Gain on sale of loans, net	1,903	2,039	1,770	(136)	269
Loan servicing fees	800	731	642	69	89
Earnings on bank owned life insurance policies	328	338	341	(10)	(3)
Gain on equity securities with no readily determinable fair value	209	-	-	209	-
Loss on sale of investments	(8)	(158)	(32)	150	(126)
Other income	899	876	900	23	(24)
Total non-interest income	$8,881	$8,280	$7,652	$601	$628

2018 compared to 2017. During the year ended December 31, 2018, non-interest income totaled $8.9 million, an increase of $601 thousand from the twelve months ended December 31, 2017. Included in this increase were two items of a non-recurring nature. A $209 thousand gain was recorded upon the prospective adoption of a newly effective accounting pronouncement impacting the measurement of equity securities, which in our case consists of stock in our correspondent banks, without a readily determinable fair market value, and the loss on sale of investment securities declined by $150 thousand to $8 thousand in 2018. Other significant increases in non-interest income included $109 thousand in service charges on deposit accounts, $187 thousand in interchange income and $69 thousand in loan service fees. We attribute these increases primarily to growth in the bank.

The largest decrease in non-interest income was a $136 thousand decline in gains on sale of loans. The decline in gain on sale relates to a decline in the average premium received on sale. Gains on sale of loans mostly relate to sales of SBA 7(a) loans. Gains on sale of loans decreased from $2.0 million during 2017 to $1.9 million during the twelve months ended December 31, 2018. Proceeds from SBA loan sales totaled $41.7 million during 2018 and $36.6 million during the twelve months ended December 31, 2017. Loans originated for sale totaled $38.9 million during the twelve months ended December 31, 2018 and $31.3 million during 2017. Loan servicing income, which increased by $69 thousand, represents servicing income received on the guaranteed portion of SBA loans sold into the secondary market. At December 31, 2018 we were servicing $122 million in guaranteed portions of loans, an increase of $9 million from $113 million at December 31, 2017.

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

Non-Interest Expense

The following table sets forth the components of other non-interest expense for the years ended December 31, 2018, 2017 and 2016.

	Years Ended December 31,			Change during Year
	2018	2017	2016	2018	2017
	(dollars in thousands)
Salaries and employee benefits	$12,138	$11,505	$10,440	$633	$1,065
Occupancy and equipment	2,962	2,840	2,847	122	(7)
Outside service fees	2,376	2,234	2,105	142	129
Professional fees	925	612	608	313	4
Telephone and data communications	528	561	450	(33)	111
Business development	439	389	344	50	45
Advertising and promotion	433	372	366	61	6
Armored car and courier	329	278	248	51	30
Director compensation, education and retirement	267	336	348	(69)	(12)
Deposit insurance	237	248	285	(11)	(37)
Loan collection costs	216	194	166	22	28
Provision from change in OREO valuation	155	124	37	31	87
Stationery and supplies	118	118	119	-	(1)
OREO expenses	76	73	(34)	3	107
Insurance	53	75	78	(22)	(3)
Postage	51	49	40	2	9
Gain on sale of OREO	(47)	(130)	(60)	83	(70)
Other operating expense	585	233	309	352	(76)
Total non-interest expense	$21,841	$20,111	$18,696	$1,730	$1,415

2018 compared to 2017. Non-interest expense increased by $1.7 million to $21.8 million during the twelve months ended December 31, 2018, up from $20.1 million during 2017. The three largest components of this increase were increases of $633 thousand in salaries and benefits, $313 thousand in professional fees and $352 thousand in Other. The largest components of the increase in salary and benefit expense were increases of $762 thousand in salary expense and $386 thousand in bonus expense. Salary expense increased to $9.5 million related to additions to staff and merit and promotion increases. Total Full Time Equivalent (FTE) employees increased from 142 at December 31, 2017 to 155 at December 31, 2018. This increase includes 4 FTE at our Carson City branch. The additional nine FTE includes additions to staff to support branch and lending activities as well as additional administrative personnel. Bonus expense is mostly a function of pretax income; the increase during the 2018 period is primarily related to the increase in pretax income and expansion in 2018 in the bonus plan to include nonofficer level personnel. These items were partially offset by an increase in the deferral of loan origination costs of $731 thousand to $2.5 million related mostly to an increase in loan origination activity.

Professional fees increased by $313 thousand related primarily to an $139 thousand increase in consulting expense and a $132 thousand increase in legal expense. The increase in consulting costs includes costs related to an external review of our compliance management system and ongoing bank compliance consulting and $30 thousand related to our acquisition of Mutual Omaha Bank’s Carson City Nevada branch. The increase in legal expense mostly relates to costs associated with the above-mentioned branch acquisition and costs associated with litigation brought by a third-party municipality against one of our borrowers which could adversely affect our collateral position. The increase in other non-interest expense included a $50 thousand increase in the reserve for undisbursed loan commitments, an increase of $63 thousand in charge offs on over drafted deposit accounts and an accrual for costs associated with the termination of our lease at our Tahoe City, California branch. In 2018 we purchased a building in Tahoe City which, after remodeling is complete, will become the new home of our Tahoe City Branch. Our lease obligation at our current location includes a termination penalty that has been accrued into other expense. These three items accounted for approximately 70% of the $352 thousand increase in Other expense.

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

Provision for Income Taxes. The Company recorded an income tax provision of $5.1 million, or 26.8% of pre-tax income for the year ended December 31, 2018. This compares to an income tax provision of $7.3 million, or 47.2% of pre-tax income during 2017. The decline from 47.2% to 26.8% mostly relates from a change in the Federal corporate tax rate, under the Tax Cuts and Jobs Act, from 34% to 21% and a one-time revaluation of the Company’s deferred tax assets during the fourth quarter of 2017 totaling $1.4 million. The percentages for 2018 and 2017 differ from statutory rates as tax exempt items of income such as earnings on Bank owned life insurance and municipal loan and securities interest decrease taxable income. In addition, the 2018 and 2017 provision include income tax benefits related to the exercise of stock options of $134 thousand and $112 thousand, respectively.

Deferred tax assets and liabilities are recognized for the tax consequences of temporary differences between the reported amount of assets and liabilities and their tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The determination of the amount of deferred income tax assets which are more likely than not to be realized is primarily dependent on projections of future earnings, which are subject to uncertainty and estimates that may change given economic conditions and other factors. The realization of deferred income tax assets is assessed and a valuation allowance is recorded if it is "more likely than not" that all or a portion of the deferred tax asset will not be realized. "More likely than not" is defined as greater than a 50% chance. All available evidence, both positive and negative is considered to determine whether, based on the weight of that evidence, a valuation allowance is needed. Based upon the analysis of available evidence, management has determined that it is "more likely than not" that all deferred income tax assets as of December 31, 2018 and 2017 will be fully realized and therefore no valuation allowance was recorded.

Financial Condition

Loan Portfolio. Gross loans balances increased by $79 million, or 16%, from $487 million at December 31, 2017 to $566 million at December 31, 2018. The increase in loan balances includes increases of $31.4 million in commercial real estate loans, $16.7 million in automobile loans, $15.0 million in construction loans, $10.3 million in agricultural loans and $9.9 million in commercial loans. These increases were partially offset by declines in other loan categories the largest of which was a decrease of $3.3 million in equity lines of credit.  While construction loans increased by $15 million they remain a low percentage of the Company’s overall loan portfolio at 7.1% at December 31, 2018. The Company continues to manage the mix of its loan portfolio consistent with its identity as a community bank serving the financing needs of all sectors of the area it serves. Although the Company offers a broad array of financing options, it continues to concentrate its focus on small to medium sized commercial businesses. These loans offer diversification as to industries and types of businesses, thus limiting material exposure in any industry concentrations. The Company offers both fixed and floating rate loans and obtains collateral in the form of real property, business assets and deposit accounts, but looks to business and personal cash flows as its primary source of repayment.

As shown in the following table the Company's largest lending categories are commercial real estate loans, auto loans, equity lines of credit, agricultural loans and commercial loans.

(dollars in thousands)	Balance at End of Period	Percent of Loans in Each Category to Total Loans	Balance at End of Period	Percent of Loans in Each Category to Total Loans
	12/31/18	12/31/18	12/31/17	12/31/17
Commercial	$49,563	8.8%	$39,620	8.1%
Agricultural	69,160	12.2%	58,908	12.1%
Real estate – residential	15,900	2.8%	16,624	3.4%
Real estate – commercial	271,710	48.0%	240,257	49.4%
Real estate – construction & land development	40,161	7.1%	25,181	5.2%
Equity Lines of Credit	38,490	6.8%	41,798	8.6%
Auto	77,135	13.6%	60,438	12.4%
Other	4,080	0.7%	3,808	0.8%
Total	$566,199	100%	$486,634	100%

The Company’s real estate related loans, including real estate mortgage loans, real estate construction and land development loans, consumer equity lines of credit, and agricultural loans secured by real estate comprised 71% of the total loan portfolio at December 31, 2018. Moreover, the business activities of the Company currently are focused in the California counties of Plumas, Nevada, Placer, Lassen, Modoc, Shasta, and Sierra and in Washoe County in Northern Nevada. Consequently, the results of operations and financial condition of the Company are dependent upon the general trends in these economies and, in particular, the residential and commercial real estate markets. In addition, the concentration of the Company's operations in these areas of Northeastern California and Northwestern Nevada exposes it to greater risk than other banking companies with a wider geographic base in the event of catastrophes, such as earthquakes, fires and floods in these regions.

The rates of interest charged on variable rate loans are set at specific increments in relation to the Company's lending rate or other indexes such as the published prime interest rate or U.S. Treasury rates and vary with changes in these indexes. The frequency in which variable rate loans reprice can vary from one day to several years. At December 31, 2018 and December 31, 2017, approximately 75% of the Company's loan portfolio was comprised of variable rate loans. At December 31, 2018 and December 31, 2017, 33% and 40%, respectively of the variable loans were at their respective floor rate. While real estate mortgage, commercial and consumer lending remain the foundation of the Company's historical loan mix, some changes in the mix have occurred due to the changing economic environment and the resulting change in demand for certain loan types. The most significant change has been an increase in indirect auto lending with automobile loans increasing from 2.5% of gross loans at December 31, 2011 to 13.6% of gross loans at December 31, 2018. The automobile portfolio provides diversification to the loan portfolio in terms of rate, term and balance as these loans tend to have a much shorter term and balance than commercial real-estate loans and are fixed rate. In addition, the Company remains committed to the agricultural industry in Northern California and will continue to pursue high quality agricultural loans. Agricultural loans include both commercial and commercial real estate loans. The Company’s agricultural loan balances totaled $69 million at December 31, 2018 and $59 million at December 31, 2017.

The following table sets forth the amounts of loans outstanding by category as of the dates indicated.

	At December 31,
	2018	2017	2016	2015	2014
	(dollars in thousands)
Real estate – mortgage	$287,610	$256,881	$247,419	$217,569	$192,590
Real estate – construction and land development	40,161	25,181	21,904	16,188	24,572
Commercial	49,563	39,620	41,293	37,084	31,465
Consumer (1)	119,705	106,044	99,404	90,274	86,408
Agriculture (2)	69,160	58,908	51,103	39,856	35,355
Total loans	566,199	486,634	461,123	400,971	370,390
Deferred costs	3,257	2,283	2,006	1,940	1,848
Allowance for loan losses	(6,958)	(6,669)	(6,549)	(6,078)	(5,451)
Net loans	$562,498	$482,248	$456,580	$396,833	$366,787

(1) Includes equity lines of credit and auto

(2) Includes agriculture real estate

The following table sets forth the maturity of gross loan categories as of December 31, 2018. Also provided with respect to such loans are the amounts due after one year, classified according to sensitivity to changes in interest rates:

	Within One Year	After One Through Five Years	After Five Years	Total
	(dollars in thousands)
Real estate – mortgage	$21,771	$65,720	$200,119	$287,610
Real estate – construction and land development	23,404	10,489	6,268	40,161
Commercial	17,010	18,425	14,128	49,563
Consumer	18,420	58,457	42,828	119,705
Agriculture	25,107	15,721	28,332	69,160
Total	$105,712	$168,812	$291,675	$566,199
Loans maturing after one year with:
Fixed interest rates		$77,343	$28,775	$106,118
Variable interest rates		91,469	262,900	354,369
Total		$168,812	$291,675	$460,487

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

	For the Year Ended December 31,
	2018	2017	2016	2015	2014
	(dollars in thousands)
Balance at beginning of period	$6,669	$6,549	$6,078	$5,451	$5,517
Charge-offs:
Commercial and agricultural (2)	325	202	268	91	191
Real estate mortgage	25	48	292	132	1,015
Real estate construction & land	-	-	5	55	106
Consumer (1)	841	629	414	549	601
Total charge-offs	1,191	879	979	827	1,913
Recoveries:
Commercial and agricultural (2)	83	89	53	173	89
Real estate mortgage	114	118	45	8	19
Real estate construction & land	3	-	389	-	491
Consumer (1)	280	192	163	173	148
Total recoveries	480	399	650	354	747
Net charge-offs	711	480	329	473	1,166
Provision for loan losses	1,000	600	800	1,100	1,100
Balance at end of period	$6,958	$6,669	$6,549	$6,078	$5,451
Net charge-offs during the period to average loans	0.14%	0.10%	0.08%	0.12%	0.33%
Allowance for loan losses to total loans	1.23%	1.37%	1.42%	1.52%	1.47%

(1) Includes equity lines of credit and auto

(2) Includes agriculture real estate

During the years ended December 31, 2018 and 2017 we recorded a provision for loan losses of $1 million and $600 thousand, respectively. Net charge-offs totaled $711 thousand during the year ended December 31, 2018 up $231 thousand from $480 thousand during the year ended December 31, 2017. This increase was mostly related to an increase in charge-offs on automobile loans. Net charge-offs as a percentage of average loans increased from 0.10% during 2017 to 0.14% during the year ended December 31, 2018.

The following table provides a breakdown of the allowance for loan losses:

(dollars in thousands)	Balance at End of Period	Percent of Loans in Each Category to Total Loans	Balance at End of Period	Percent of Loans in Each Category to Total Loans
	2018	2018	2017	2017
Commercial and agricultural	$1,452	21.0%	$1,348	20.2%
Real estate mortgage	2,900	50.8%	2,960	52.8%
Real estate construction & land	758	7.1%	783	5.2%
Consumer (includes equity lines of credit & auto)	1,848	21.1%	1,578	21.8%
Total	$6,958	100.0%	$6,669	100.0%

The allowance for loan losses totaled $7.0 million at December 31, 2018 and $6.7 million at December 31, 2017. Specific reserves related to impaired loans increased by $99 thousand from $82 thousand at December 31, 2017 to $181 thousand at December 31, 2018. At least quarterly the Company evaluates each specific reserve and if it determines that the loss represented by the specific reserve is uncollectable it records a charge-off for the uncollectable portion. General reserves were $6.8 million at December 31, 2018 and $6.6 million at December 31, 2017. The allowance for loan losses as a percentage of total loans decreased from 1.37% at December 31, 2017 to 1.23% at December 31, 2018. The percentage of general reserves to unimpaired loans totaled 1.20% at December 31, 2018 and 1.36% at December 31, 2017.

The Company places loans 90 days or more past due on nonaccrual status unless the loan is well secured and in the process of collection. A loan is considered to be in the process of collection if, based on a probable specific event, it is expected that the loan will be repaid or brought current. Generally, this collection period would not exceed 90 days. Included in nonperforming loans at December 31, 2017 were three loans to one customer totaling $1.8 million that were 90 days past due and still accruing interest. These loans were well secured and in process of collection at December 31, 2017. During 2018 we collected all principal and interest due on these loans. When a loan is placed on nonaccrual status the Company's general policy is to reverse and charge against current income previously accrued but unpaid interest. Interest income on such loans is subsequently recognized only to the extent that cash is received, and future collection of principal is deemed by management to be probable. Where the collectability of the principal or interest on a loan is considered to be doubtful by management, it is placed on nonaccrual status prior to becoming 90 days delinquent.

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

Loans restructured (TDRs) and not included in nonperforming loans in the following table totaled $1.0 million, $1.1 million, $2.6 million, $2.0 million and $2.0 million at December 31, 2018, 2017, 2016, 2015 and 2014, respectively. For additional information related to restructured loans see Note 5 of the Company’s Consolidated Financial Statements in Item 8 – Financial Statements and Supplementary Data of this Annual Report on Form 10-K.

The following table sets forth the amount of the Company's nonperforming assets as of the dates indicated.

	At December 31,
	2018	2017	2016	2015	2014
	(dollars in thousands)

Nonaccrual loans	$1,117	$1,226	$2,724	$4,546	$6,625
Loans past due 90 days or more and still accruing	-	1,796	-	-	-
Total nonperforming loans	1,117	3,022	2,724	4,546	6,625
Other real estate owned	1,170	1,344	735	1,756	3,590
Other vehicles owned	53	35	12	30	13
Total nonperforming assets	$2,340	$4,401	$3,471	$6,332	$10,228
Interest income forgone on nonaccrual loans	$46	$50	$164	$303	$345
Interest income recorded on a cash basis on nonaccrual loans	$-	$-	$29	$-	$31
Nonperforming loans to total loans	0.20%	0.62%	0.59%	1.13%	1.79%
Nonperforming assets to total assets	0.28%	0.59%	0.53%	1.06%	1.90%

Nonperforming loans at December 31, 2018 were 1.1 million, a decrease of $1.9 million from the $3.0 million balance at December 31, 2017. Specific reserves on nonaccrual loans totaled $128 thousand at December 31, 2018 and $24 thousand at December 31, 2017, respectively. Performing loans past due thirty to eighty-nine days were $2.6 million at December 31, 2018 and $3.4 million at December 31, 2017.

A substandard loan is not adequately protected by the current sound worth and paying capacity of the borrower or the value of the collateral pledged, if any. Total substandard loans decreased by $2.4 million from $3.2 million at December 31, 2017 to $741 thousand at December 31, 2018. Loans classified as special mention increased by $3.6 million from $642 thousand at December 31, 2017 to $4.3 million at December 31, 2018. At December 31, 2018, $33 thousand of performing loans were classified as substandard. Further deterioration in the credit quality of individual performing substandard loans or other adverse circumstances could result in the need to place these loans on nonperforming status.

At December 31, 2018 and December 31, 2017, the Company's recorded investment in impaired loans totaled $1.3 million and $2.3 million, respectively. The specific allowance for loan losses related to impaired loans totaled $181 thousand and $82 thousand at December 31, 2018 and December 31, 2017, respectively. Additionally, $11 thousand had been charged off against the impaired loans at December 31, 2018 and December 31, 2017.

It is the policy of management to make additions to the allowance for loan losses so that it remains appropriate to absorb the inherent risk of loss in the portfolio. Management believes that the allowance at December 31, 2018 is appropriate. However, the determination of the amount of the allowance is judgmental and subject to economic conditions which cannot be predicted with certainty. Accordingly, the Company cannot predict whether charge-offs of loans in excess of the allowance may occur in future periods.

OREO represents real property acquired by the Bank either through foreclosure or through a deed in lieu thereof from the borrower. Repossessed assets include vehicles and other commercial assets acquired under agreements with delinquent borrowers. OREO holdings represented six properties totaling $1.2 million at December 31, 2018 and six properties totaling $1.3 million at December 31, 2017. Nonperforming assets as a percentage of total assets were 0.28% at December 31, 2018 and 0.59% at December 31, 2017.

The following table provides a summary of the change in the number and balance of OREO properties for the years ended December 31, 2018 and 2017, dollars in thousands:

	Year Ended December 31,
	#	2018	#	2017
Beginning Balance	6	$1,344	6	$735
Additions	4	656	5	1,292
Dispositions	(4)	(675)	(5)	(559)
Provision from change in OREO valuation	-	(155)	-	(124)
Ending Balance	6	$1,170	6	$1,344

Investment Portfolio and Federal Reserve Balances. Total investment securities were $171.5 million as of December 31, 2018 and $137.5 million as of December 31, 2017. Unrealized loss on available-for-sale investment securities totaling $2.9 million were recorded, net of $846 thousand in tax benefits, as accumulated other comprehensive income within shareholders' equity at December 31, 2018. During the year ended December 31, 2018 the Company sold eighteen available-for-sale investment securities for total proceeds of $4,157,000 recording a $8,000 loss on sale. The Company realized a gain on sale from eight of these securities totaling $4,000 and a loss on sale on ten securities of $12,000. The investment portfolio at December 31, 2018 consisted of $132.7 million in securities of U.S. Government-sponsored agencies and 119 municipal securities totaling $38.8 million. Unrealized loss on available-for-sale investment securities totaling $809 thousand were recorded, net of $239 thousand in tax benefits, as accumulated other comprehensive income within shareholders' equity at December 31, 2017. During the year ended December 31, 2017 the Company sold sixteen available-for-sale investment securities for total proceeds of $9.6 million recording a $158 thousand loss on sale. The Company realized a gain on sale from four of these securities totaling $4 thousand and a loss on sale on twelve securities of $162 thousand. The investment portfolio at December 31, 2017 consisted of $103.8 million in securities of U.S. Government-sponsored agencies and 115 municipal securities totaling $33.7 million.

The Bank maintained interest earning balances at the Federal Reserve Bank totaling $19.9 million at December 31, 2018 and $62.2 million at December 31, 2017. The balances, at December 31, 2018, earn interest at the rate of 2.40%.

The Company classifies its investment securities as available-for-sale or held-to-maturity. Currently all securities are classified as available-for-sale. Securities classified as available-for-sale may be sold to implement the Company's asset/liability management strategies and in response to changes in interest rates, prepayment rates and similar factors.

The following tables summarize the values of the Company's investment securities held on the dates indicated:

	December 31,
Available-for-sale (fair value)	2018	2017	2016
	(dollars in thousands)
U.S. Government-sponsored agency residential mortgage-backed securities	$132,678	$103,788	$74,911
Municipal obligations	38,829	33,678	26,684
Total	$171,507	$137,466	$101,595

The following table summarizes the maturities of the Company's securities at their carrying value, which represents fair value, and their weighted average tax equivalent yields at December 31, 2018. Mortgage-backed securities are included in maturity categories based on their stated maturity date. Expected maturities may differ from contractual maturities because the issuers may have the right to call or prepay obligations.

(dollars in thousands)	Within One Year		After One Through Five Years		After Five Through Ten Years		After Ten Years		Total
Available-for-sale (Fair Value)	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
U.S. Government-sponsored agency residential mortgage-backed securities	$-	-%	$-	-%	$20,883	2.09%	$111,795	2.79%	$132,678	2.68%
Municipal obligations	-	-%	3,636	2.59%	16,525	2.76%	18,668	3.65%	38,829	3.18%
Total	$-	-%	$3,636	2.59%	$37,408	2.39%	$130,463	2.91%	$171,507	2.79%

Deposits. Total deposits increased by $63.9 million, or 10%, from $662.7 million at December 31, 2017 to $726.6 million at December 31, 2018. The increase in deposits includes $45 million in deposits at our Carson City, Nevada branch which we purchased from Mutual of Omaha Bank on October 26, 2018. At December 31, 2018, 42% of the Company’s deposits were in the form of non-interest-bearing demand deposits. At December 31, 2017, 43% of the Company’s deposits were in the form of non-interest-bearing demand deposits. The increase in deposits of $63.9 million includes increases of $22.0 million in money market accounts, $21.8 million in demand deposits, $10.9 million in time deposits, $5.9 million in interest-bearing demand deposits and $3.3 million in savings accounts. The increase in time deposits relates to the Carson City branch acquisition as does much of the increase in money market accounts. The Company has no brokered deposits. The Company continues to manage the mix of its deposits consistent with its identity as a community bank serving the financial needs of its customers.

The following table shows the distribution of deposits by type at December 31, 2018 and 2017.

(dollars in thousands)	Balance at End of Period	Percent of Deposits in Each Category to Total Deposits	Balance at End of Period	Percent of Deposits in Each Category to Total Deposits
	12/31/18	12/31/18	12/31/17	12/31/17
Non-interest bearing	$304,039	41.8%	$282,239	42.6%
NOW	105,107	14.5%	99,195	15.0%
Money Market	82,743	11.4%	60,757	9.2%
Savings	177,710	24.5%	174,426	26.3%
Time	56,966	7.8%	46,040	6.9%
Total Deposits	$726,565	100%	$662,657	100%

Deposits represent the Bank's primary source of funds. Deposits are primarily core deposits in that they are demand, savings and time deposits generated from local businesses and individuals. These sources are considered to be relatively stable, long-term relationships thereby enhancing steady growth of the deposit base without major fluctuations in overall deposit balances. The Company experiences, to a small degree, some seasonality with the slower growth period between November through April, and the higher growth period from May through October. To assist in meeting any funding demands, the Company maintains a secured borrowing arrangement with the FHLB. There were no brokered deposits at December 31, 2018 or December 31, 2017.

The Company's time deposits of $100,000 or more had the following schedule of maturities at December 31, 2018 (dollars in thousands):

Remaining Maturity:	Amount
Three months or less	$5,094
Over three months to six months	5,793
Over six months to 12 months	9,708
Over 12 months	4,247
Total	$24,842

Time deposits of $100,000 or more are generally from the Company's local business and individual customer base. The potential impact on the Company's liquidity from the withdrawal of these deposits is discussed at the Company's asset and liability management committee meetings, and is considered to be minimal.

Short-term Borrowing Arrangements. The Company is a member of the FHLB and can borrow up to $207 million from the FHLB secured by commercial and residential mortgage loans with carrying values totaling $340 million. The Company is required to hold FHLB stock as a condition of membership. At December 31, 2018 and December 31, 2017, the Company held $3.0 million and $2.7 million, respectively of FHLB stock which is recorded as a component of other assets. Based on this level of stock holdings at December 31, 2018, the Company can borrow up to $112.1 million. To borrow the $207 million in available credit the Company would need to purchase $2.6 million in additional FHLB stock. In addition to its FHLB borrowing line, the Company has unsecured short-term borrowing agreements with three of its correspondent banks in the amounts of $20 million, $11 million and $10 million. There were no outstanding borrowings to the FHLB or the correspondent banks under these agreements at December 31, 2018 and 2017.

Note Payable and Term Loan. On October 1, 2015, the Company entered into a $5.0 million term loan (the “Term Loan”), which was scheduled to mature on October 1, 2018. On April 20, 2017 Plumas Bancorp paid off the $2,250,000 remaining balance on the Term Loan. The payment was funded through a $4 million dividend from Plumas Bank.

On October 1, 2018 the Company renewed its line of credit, for a one-year term, with the same lender (the “Note”). The maximum amount outstanding at any one time on the Note cannot exceed $5 million. There were no borrowings on the Note during 2018 or 2017. The Note bears interest at a rate of the U.S. "Prime Rate" plus one-quarter percent per annum and is secured by 100 shares of Plumas Bank stock representing the Company's 100% ownership interest in Plumas Bank. Under the Note, the Bank is subject to several negative and affirmative covenants including, but not limited to providing timely financial information, maintaining specified levels of capital, restrictions on additional borrowings, and meeting or exceeding certain capital and asset quality ratios. The Bank was in compliance with all such covenants related to the Note at December 31, 2018 and December 31, 2017. Interest expense related to the Term Loan for the years ended December 31, 2018, 2017 and 2016 totaled $0, $28 thousand and $133 thousand, respectively.

Repurchase Agreements. In 2011 the Bank introduced a new product for its larger business customers which use securities sold under agreements to repurchase as an alternative to interest-bearing deposits. Securities sold under agreements to repurchase totaling $13.1 million at December 31, 2018 and $10.1 million at December 31, 2017 are secured by U.S. Government agency securities with a carrying amount of $21.8 million and $16.8 million at December 31, 2018 and 2017, respectively. Interest paid on this product is similar to that which is paid on the Bank’s premium money market account; however, these are not deposits and are not FDIC insured.

Junior Subordinated Deferrable Interest Debentures. Plumas Statutory Trust I and II are business trust subsidiaries formed by the Company with capital of $338 thousand and $174 thousand, respectively, for the sole purpose of issuing trust preferred securities fully and unconditionally guaranteed by the Company.

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

Trust I’s Subordinated Debentures mature on September 26, 2032, bear a current interest rate of 6.22% (based on 3-month LIBOR plus 3.40%), with repricing and payments due quarterly. Trust II’s Subordinated Debentures mature on September 28, 2035, bear a current interest rate of 4.27% (based on 3-month LIBOR plus 1.48%), with repricing and payments due quarterly. The interest rate of the Trust Preferred Securities issued by Trust I adjust on each quarterly anniversary date to equal the 3-month LIBOR plus 3.40%. The Trust Preferred Securities issued by Trust II adjust on each quarterly anniversary date to equal the 3-month LIBOR plus 1.48%. Both Trusts I and II have the option to defer payment of the distributions for a period of up to five years, as long as the Company is not in default on the payment of interest on the Subordinated Debentures.

Interest expense recognized by the Company for the years ended December 31, 2018, 2017 and 2016 related to the subordinated debentures was $510,000, $401,000 and $348,000, respectively.

Capital Resources

Total shareholders’ equity increased by $11.2 million from $55.7 million at December 31, 2017 to $66.9 million at December 31, 2018. The $11.2 million includes earnings during the twelve-month period totaling $14.0 million and stock option activity totaling $0.5 million. These items were partially offset by the payment of two $0.18 semi-annual cash dividends totaling $1.8 million and an increase in the unrealized loss on investment securities totaling $1.5 million.

It is the policy of the Company to periodically distribute excess retained earnings to the shareholders through the payment of cash dividends. The Board of Directors believes that such dividends help promote shareholder value and capital adequacy by enhancing the marketability of the Company’s stock. All authority to provide a return to the shareholders in the form of a cash or stock dividend or split rests with the Board of Directors. The Board periodically, but on no regular schedule, reviews the appropriateness of a cash dividend payment. The Company’s ability to pay dividends is limited by California and federal law and the policies and regulations of the FRB as well as restrictions the Subordinated Debentures.

On October 20, 2016 the Company announced that its Board of Directors approved the reinstatement of a semi-annual cash dividend. The dividend in the amount of $0.10 per share was paid on November 21, 2016. On May 15, 2017 and November 15, 2017, the Company paid semi-annual cash dividends each of which totaled $0.14 per share. On May 15, 2018 and November 15, 2018, the Company paid semi-annual cash dividends each of which totaled $0.18 per share.

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

Plumas Bancorp qualifies for treatment under the Small Bank Holding Company Policy Statement (Regulation Y, Appendix C) (the “Policy Statement”) and is thereby not subject to consolidated capital rules at the bank holding company level. On May 24, 2018, the Economic Growth, Regulatory Relief and Consumer Protection Act (the “Relief Act”) was signed into law. The Relief Act included a provision to increase the threshold for qualifying for the Policy Statement from $1 billion to $3 billion in total assets.

The new capital rules continue to apply to the Bank. Consistent with the Relief Act, however, the federal banking agencies have proposed a new community bank leverage ratio that is intended to simply the regulatory capital requirements for qualifying community banking organizations. Under the proposal, a qualifying banking organization that so elects would be deemed to have met the well-capital capitalized ratio requirements under the prompt corrective action framework and would be exempt from the generally applicable new capital rules if it maintains a new “community bank leverage ratio” in excess of 9%. The proposed community bank leverage ratio would be equal to tangible equity (as defined the proposal) divided by average total consolidated assets. To qualify, a banking organization would have to have less than $10 billion in assets and limited off balance sheet exposures and other assets. We cannot predict whether or when this proposal will be adopted.

The following table sets forth the Bank's actual capital amounts and ratios (dollar amounts in thousands):

			Minimum Amount of Capital Required
					To be Well-Capitalized
			For Capital		Under Prompt
	Actual		Adequacy Purposes (1)		Corrective Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2018
Common Equity Tier 1 Ratio	$76,545	11.8%	$29,071	4.5%	$41,911	6.5%
Tier 1 Leverage Ratio	76,545	9.3%	32,765	4.0%	40,956	5.0%
Tier 1 Risk-Based Capital Ratio	76,545	11.8%	38,761	6.0%	51,681	8.0%
Total Risk-Based Capital Ratio	83,753	13.0%	51,681	8.0%	64,602	10.0%

December 31, 2017
Common Equity Tier 1 Ratio	$65,085	12.0%	$24,453	4.5%	$35,321	6.5%
Tier 1 Leverage Ratio	65,085	8.8%	29,663	4.0%	37,079	5.0%
Tier 1 Risk-Based Capital Ratio	65,085	12.0%	32,604	6.0%	43,472	8.0%
Total Risk-Based Capital Ratio	71,878	13.2%	43,472	8.0%	53,340	10.0%

(1) Does not include amounts required to maintain the capital conservation buffer under the new capital rules

Management believes that the Bank met all its capital adequacy requirements as of December 31, 2018.

The current and projected capital positions of the Bank and the impact of capital plans and long-term strategies are reviewed regularly by management. The Company policy is to maintain the Bank’s ratios above the prescribed well-capitalized ratios at all times.

Off-Balance Sheet Arrangements

Loan Commitments. In the normal course of business, there are various commitments outstanding to extend credits that are not reflected in the financial statements. Commitments to extend credit and letters of credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Annual review of commercial credit lines, letters of credit and ongoing monitoring of outstanding balances reduces the risk of loss associated with these commitments. As of December 31, 2018, the Company had $126.9 million in unfunded loan commitments and $417 thousand in letters of credit. This compares to $107.4 million in unfunded loan commitments and $477 thousand in letters of credit at December 31, 2017. Of the $126.9 million in unfunded loan commitments, $78.0 million and $48.9 million represented commitments to commercial and consumer customers, respectively. Of the total unfunded commitments at December 31, 2018, $74.2 million were secured by real estate, of which $35.6 million was secured by commercial real estate and $38.6 million was secured by residential real estate in the form of equity lines of credit. The commercial loan commitments not secured by real estate primarily represent business lines of credit, while the consumer loan commitments not secured by real estate primarily represent revolving credit card lines and overdraft protection lines. Since some of the commitments are expected to expire without being drawn upon the total commitment amounts do not necessarily represent future cash requirements.

Operating Leases. The Company leases three depository branches and four lending offices and two non-branch automated teller machine locations. Total rental expenses under all operating leases were $340,000 and $308,000 during the years ended December 31, 2018 and 2017, respectively. The expiration dates of the leases vary, with the first such lease expiring during 2019 and the last such lease expiring on December 31, 2022.

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

The Company is a member of the FHLB and can borrow up to $207 million from the FHLB secured by commercial and residential mortgage loans with carrying values totaling $340 million. See “Short-term Borrowing Arrangements” for additional information on our FHLB borrowing capacity. In addition to its FHLB borrowing line, the Company has unsecured short-term borrowing agreements with three of its correspondent banks in the amounts of $20 million, $11 million and $10 million. There were no outstanding borrowings under the FHLB or the correspondent bank borrowing lines at December 31, 2018 or 2017.

Customer deposits are the Company’s primary source of funds. Total deposits increased by $63.9 million, or 10%, from $662.7 million at December 31, 2017 to $726.6 million at December 31, 2018. Deposits are held in various forms with varying maturities. The Company’s securities portfolio, Federal funds sold, FHLB advances, and cash and due from banks serve as the primary sources of liquidity, providing adequate funding for loans during periods of high loan demand. During periods of decreased lending, funds obtained from the maturing or sale of investments, loan payments, and new deposits are invested in short-term earning assets, such as cash held at the FRB, Federal funds sold and investment securities, to serve as a source of funding for future loan growth. Management believes that the Company’s available sources of funds, including borrowings, will provide adequate liquidity for its operations in the foreseeable future.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a smaller reporting company we are not required to provide the information required by this item.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The following consolidated financial statements of Plumas Bancorp and subsidiary, and report of the independent registered public accounting firm are included in the Annual Report of Plumas Bancorp to its shareholders for the years ended December 31, 2018, 2017 and 2016.

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

As of December 31, 2018, management assessed the effectiveness of the Company’s internal control over financial reporting based on the framework established in the 2013 Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  Based on this assessment, management has determined that the Company’s internal control over financial reporting as of December 31, 2018, is effective.

Vavrinek, Trine, Day & Co., LLP, the independent registered public accounting firm that audited the 2018 consolidated financial statements included in this annual report on Form 10-K, has issued an audit report on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2018, which is included herein.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders

Plumas Bancorp and Subsidiary

Quincy, California

Opinions on the Consolidated Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Plumas Bancorp and Subsidiary (the "Company") as of December 31, 2018 and 2017, and the related consolidated statements of income and comprehensive income, changes in shareholders' equity, and cash flows for each of the years in the three year period ended December 31, 2018, and the related notes (collectively referred to as the "financial statements").

We also have audited the Company's internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework: (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the years in the three year period ended December 31, 2018 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework: (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

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

Laguna Hills, California

March 7, 2019

PLUMAS BANCORP AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

December 31, 2018 and 2017

	2018	2017
ASSETS

Cash and cash equivalents	$46,686,000	$87,537,000
Investment securities available for sale	171,507,000	137,466,000
Loans, less allowance for loan losses of $6,958,000 in 2018 and $6,669,000 in 2017	562,498,000	482,248,000
Real estate acquired through foreclosure	1,170,000	1,344,000
Premises and equipment, net	14,287,000	11,346,000
Bank owned life insurance	12,856,000	12,866,000
Accrued interest receivable and other assets	15,394,000	12,620,000

Total assets	$824,398,000	$745,427,000

LIABILITIES AND SHAREHOLDERS' EQUITY

Deposits:
Non-interest bearing	$304,039,000	$282,239,000
Interest bearing	422,526,000	380,418,000

Total deposits	726,565,000	662,657,000

Repurchase agreements	13,058,000	10,074,000
Accrued interest payable and other liabilities	7,533,000	6,686,000
Junior subordinated deferrable interest debentures	10,310,000	10,310,000

Total liabilities	757,466,000	689,727,000

Commitments and contingencies (Note 11)

Shareholders' equity:
Serial preferred stock - no par value; 10,000,000 shares authorized; none outstanding	-	-
Common stock - no par value; 22,500,000 shares authorized; issued and outstanding – 5,137,476 at December 31, 2018 and 5,064,972 at December 31, 2017	6,944,000	6,415,000
Retained earnings	62,005,000	49,855,000
Accumulated other comprehensive loss, net of taxes	(2,017,000)	(570,000)

Total shareholders' equity	66,932,000	55,700,000

Total liabilities and shareholders' equity	$824,398,000	$745,427,000

The accompanying notes are an integral part of these consolidated financial statements.

PLUMAS BANCORP AND SUBSIDIARY

 CONSOLIDATED STATEMENTS OF INCOME

For the Years Ended December 31, 2018, 2017 and 2016

	2018	2017	2016
Interest income:
Interest and fees on loans	$29,761,000	$25,800,000	$22,928,000
Interest on investment securities:
Taxable	3,099,000	1,791,000	1,382,000
Exempt from Federal income taxes	852,000	688,000	516,000
Other	610,000	674,000	274,000

Total interest income	34,322,000	28,953,000	25,100,000

Interest expense:
Interest on deposits	716,000	582,000	537,000
Interest on note payable	-	28,000	133,000
Interest on junior subordinated deferrable interest debentures	510,000	401,000	348,000
Other	10,000	6,000	5,000

Total interest expense	1,236,000	1,017,000	1,023,000

Net interest income before provision for loan losses	33,086,000	27,936,000	24,077,000

Provision for loan losses	1,000,000	600,000	800,000

Net interest income after provision for loan losses	32,086,000	27,336,000	23,277,000

Non-interest income:
Service charges	2,576,000	2,467,000	2,291,000
Interchange revenue	2,174,000	1,987,000	1,740,000
Gain on sale of loans	1,903,000	2,039,000	1,770,000
Loan servicing fees	800,000	731,000	642,000
Loss on sale of investments	(8,000)	(158,000)	(32,000)
Earnings on bank owned life insurance policies, net	328,000	338,000	341,000
Other	1,108,000	876,000	900,000

Total non-interest income	8,881,000	8,280,000	7,652,000

(Continued)

PLUMAS BANCORP AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME

(Continued)

For the Years Ended December 31, 2018, 2017 and 2016

	2018	2017	2016

Non-interest expenses:
Salaries and employee benefits	$12,138,000	$11,505,000	$10,440,000
Occupancy and equipment	2,962,000	2,840,000	2,847,000
Other	6,741,000	5,766,000	5,409,000
Total non-interest expenses	21,841,000	20,111,000	18,696,000

Income before income taxes	19,126,000	15,505,000	12,233,000

Provision for income taxes	5,134,000	7,316,000	4,759,000

Net income	$13,992,000	$8,189,000	$7,474,000

Basic earnings per common share	$2.74	$1.64	$1.54
Diluted earnings per common share	$2.68	$1.58	$1.47
Common dividends per share	$0.36	$0.28	$0.10

The accompanying notes are an integral part of these consolidated financial statements.

PLUMAS BANCORP AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

For the Years Ended December 31, 2018, 2017 and 2016

	2018	2017	2016
Net Income	$13,992,000	$8,189,000	$7,474,000
Other comprehensive income (loss):
Change in net unrealized (loss) gain	(2,062,000)	687,000	(1,614,000)
Less: reclassification adjustments for net losses included in net income	8,000	158,000	32,000

Net unrealized holding (loss) gain	(2,054,000)	845,000	(1,582,000)

Related income tax effect:
Change in unrealized (gain) loss	609,000	(284,000)	665,000
Reclassification of losses included in net income	(2,000)	(65,000)	(13,000)

Income tax effect	(607,000)	(349,000)	652,000

Total other comprehensive income (loss)	(1,447,000)	496,000	(930,000)
Comprehensive income	$12,545,000	$8,685,000	$6,544,000

The accompanying notes are an integral part of these consolidated financial statements.

PLUMAS BANCORP AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

For the Years Ended December 31, 2018, 2017 and 2016

	Common Stock		Retained	Accumulated Other Comprehensive (Loss) Income	Total Shareholders’
	Shares	Amount	Earnings	(Net of Taxes)	Equity

Balance, January 1, 2016	4,835,432	$6,475,000	$36,063,000	$(42,000)	$42,496,000

Net Income			7,474,000		7,474,000
Other comprehensive loss				(930,000)	(930,000)
Exercise of stock options and tax effect	61,443	189,000			189,000
Repurchase of common stock warrant		(862,000)			(862,000)
Cash dividend on common stock			(489,000)		(489,000)
Stock-based compensation expense		116,000			116,000
Balance, December 31, 2016	4,896,875	5,918,000	43,048,000	(972,000)	47,994,000

Net Income			8,189,000		8,189,000
Other comprehensive income				496,000	496,000
Cumulative effect of adopting of ASU 2016-09		84,000	(78,000)		6,000
Reclassification of stranded tax effects from change in tax rate			94,000	(94,000)	-
Exercise of stock options	59,985	261,000			261,000
Cashless exercise of common stock warrant	108,112				-
Cash dividends on common stock			(1,398,000)		(1,398,000)
Stock-based compensation expense		152,000			152,000
Balance, December 31, 2017	5,064,972	6,415,000	49,855,000	(570,000)	55,700,000

Net Income			13,992,000		13,992,000
Other comprehensive loss				(1,447,000)	(1,447,000)
Exercise of stock options	72,504	330,000			330,000
Cash dividends on common stock			(1,842,000)		(1,842,000)
Stock-based compensation expense		199,000			199,000
Balance, December 31, 2018	5,137,476	$6,944,000	$62,005,000	$(2,017,000)	$66,932,000

The accompanying notes are an integral part of these consolidated financial statements.

PLUMAS BANCORP AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Years Ended December 31, 2018, 2017 and 2016

	2018	2017	2016

Cash flows from operating activities:
Net income	$13,992,000	$8,189,000	$7,474,000
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	1,000,000	600,000	800,000
Change in deferred loan origination costs/fees, net	(1,581,000)	(754,000)	(491,000)
Stock-based compensation expense	199,000	152,000	116,000
Depreciation and amortization	1,042,000	1,026,000	1,076,000
Amortization of investment security premiums	691,000	615,000	650,000
Loss on sale of investments	8,000	158,000	32,000
Gain on equity securities with no readily determinable fair value	(209,000)	-	-
Gain on sale of loans held for sale	(1,903,000)	(2,039,000)	(1,770,000)
Loans originated for sale	(38,914,000)	(31,348,000)	(30,368,000)
Proceeds from loan sales	41,748,000	36,583,000	30,727,000
Provision from change in OREO valuation	155,000	124,000	37,000
Net gain on sale of OREO	(47,000)	(130,000)	(60,000)
Net gain on sale of other vehicles owned	(24,000)	(10,000)	(36,000)
Earnings on bank owned life insurance policies	(328,000)	(338,000)	(341,000)
Provision (benefit) for deferred income taxes	360,000	503,000	(660,000)
(Increase) decrease in accrued interest receivable and other assets	(1,397,000)	(513,000)	975,000
Increase (decrease) in accrued interest payable and other liabilities	847,000	(1,340,000)	738,000
Net cash provided by operating activities	15,639,000	11,478,000	8,899,000

(Continued)

PLUMAS BANCORP AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Continued)

For the Years Ended December 31, 2018, 2017 and 2016

	2018	2017	2016
Cash flows from investing activities:
Proceeds from matured and called available- for-sale investment securities	$-	$-	$4,000,000
Proceeds from sale of available-for-sale securities	4,157,000	9,594,000	14,589,000
Purchases of available-for-sale investment securities	(56,607,000)	(58,341,000)	(39,643,000)
Proceeds from principal repayments from available-for-sale government-guaranteed mortgage-backed securities	15,324,000	12,702,000	13,905,000
Net increase in loans	(82,412,000)	(30,962,000)	(60,619,000)
Proceeds from bank owned life insurance	338,000	-	-
Proceeds from sale of vehicles	473,000	313,000	331,000
Proceeds from sale of other real estate	723,000	689,000	2,245,000
Proceeds from sale of premises and equipment	-	-	42,000
Purchases of premises and equipment	(3,866,000)	(531,000)	(600,000)
Net cash used in investing activities	(121,870,000)	(66,536,000)	(65,750,000)

Cash flows from financing activities:
Net increase in demand, interest-bearing and savings deposits	52,982,000	83,866,000	57,738,000
Net increase (decrease) in time deposits	10,926,000	(3,562,000)	(2,661,000)
Net increase (decrease) in securities sold under agreements to repurchase	2,984,000	3,157,000	(124,000)
Cash dividends paid on common stock	(1,842,000)	(1,398,000)	(489,000)
Principal payment on note payable	-	(2,375,000)	(2,500,000)
Repurchase of common stock warrant	-	-	(862,000)
Proceeds from exercise of stock options	330,000	261,000	200,000
Net cash provided by financing activities	65,380,000	79,949,000	51,302,000

(Decrease) increase in cash and cash equivalents	(40,851,000)	24,891,000	(5,549,000)

Cash and cash equivalents at beginning of year	87,537,000	62,646,000	68,195,000
Cash and cash equivalents at end of year	$46,686,000	$87,537,000	$62,646,000

 (Continued)

PLUMAS BANCORP AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Continued)

For the Years Ended December 31, 2018, 2017 and 2016

	2018	2017	2016
Supplemental disclosure of cash flow information:

Cash paid during the year for:
Interest expense	$1,212,000	$1,012,000	$1,022,000
Income taxes	$4,506,000	$7,175,000	$5,206,000

Non-cash investing activities:
Real estate acquired through foreclosure	$656,000	$1,293,000	$1,201,000
Vehicles acquired through repossession	$466,000	$325,000	$277,000
Loans provided for sales of real estate owned	$-	$480,000	$2,073,000

Non-Cash Financing Activities:
Common stock retired in connection with the exercise of stock options	$29,000	$10,000	$-
Common stock issued in connection with the cashless exercise of stock warrant	$-	$787,000	$-

The accompanying notes are an integral part of these consolidated financial statements.

PLUMAS BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	THE BUSINESS OF PLUMAS BANCORP

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

The Bank operates eleven branches in California, including branches in Alturas, Chester, Fall River Mills, Greenville, Kings Beach, Portola, Quincy, Redding, Susanville, Tahoe City, and Truckee. In December, 2015 the Bank opened a branch in Reno, Nevada; its first branch outside of California and in 2018 the Bank purchased a branch located in Carson City, Nevada. The Bank’s administrative headquarters is in Quincy, California. In addition, the Bank operates a lending office specializing in government-guaranteed lending in Auburn, California, and commercial/agricultural lending offices in Chico and Red Bluff, California and Klamath Falls, Oregon. The Bank's primary source of revenue is generated from providing loans to customers who are predominately small and middle market businesses and individuals residing in the surrounding areas.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Consolidation and Basis of Presentation

The consolidated financial statements include the accounts of the Company and the consolidated accounts of its wholly-owned subsidiary, Plumas Bank. All significant intercompany balances and transactions have been eliminated.

Plumas Statutory Trust I and Trust II are not consolidated into the Company's consolidated financial statements and, accordingly, are accounted for under the equity method. The Company's investment in Trust I of $338,000 and Trust II of $174,000 are included in accrued interest receivable and other assets on the consolidated balance sheet. The junior subordinated deferrable interest debentures issued and guaranteed by the Company and held by Trust I and Trust II are reflected as debt on the consolidated balance sheet.

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

Cash and Cash Equivalents

For the purpose of the statement of cash flows, cash and due from banks and Federal funds sold are considered to be cash equivalents. Generally, Federal funds are sold for one day periods. Cash held with other federally insured institutions in excess of FDIC limits as of December 31, 2018 was $10.1 million. Net cash flows are reported for customer loans and deposit transactions and repurchase agreements.

Investment Securities

Investments are classified into one of the following categories:

●

Available-for-sale securities reported at fair value, with unrealized gains and losses excluded from earnings and reported, net of taxes, as accumulated other comprehensive income (loss) within shareholders' equity.

●

Held-to-maturity securities, which management has the positive intent and ability to hold, reported at amortized cost, adjusted for the accretion of discounts and amortization of premiums. As of December 31, 2018 and 2017 the Company did not have any investment securities classified as held-to-maturity.

Management determines the appropriate classification of its investments at the time of purchase and may only change the classification in certain limited circumstances.

As of December 31, 2018, and 2017 the Company did not have any investment securities classified as trading and gains or losses on the sale of securities are computed on the specific identification method. Interest earned on investment securities is reported in interest income, net of applicable adjustments for accretion of discounts and amortization of premiums accounted for by the level yield method with no pre-payment anticipated.

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

Investment in Federal Home Loan Bank Stock

As a member of the Federal Home Loan Bank (FHLB) System, the Bank is required to maintain an investment in the capital stock of the FHLB. The investment is carried at cost classified as a restricted security, and periodically evaluated for impairment based on ultimate recovery of par value. At December 31, 2018 and December 31, 2017, the Company held $3,027,000 and $2,685,000, respectively of FHLB stock. On the consolidated balance sheet, FHLB stock is included in accrued interest receivable and other assets.

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

As of December 31, 2018, and 2017 the Company had $1.3 million and $614 thousand, respectively in government guaranteed loans held for sale. Loans held for sale are recorded at the lower of cost or fair value and therefore may be reported at fair value on a non-recurring basis. The fair values for loans held for sale are based on either observable transactions of similar instruments or formally committed loan sale prices.

Government guaranteed loans with unpaid balances of $122,379,000 and $112,781,000 were being serviced for others at December 31, 2018 and 2017, respectively.

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

The Company may not "carry over" or create a valuation allowance in the initial accounting for loans acquired under these circumstances. At December 31, 2018 and 2017, there were no such loans being accounted for under this policy.

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

Although management believes the allowance to be adequate, ultimate losses may vary from its estimates. At least quarterly, the Board of Directors and management review the adequacy of the allowance, including consideration of the relative risks in the portfolio, current economic conditions and other factors. If the Board of Directors and management determine that changes are warranted based on those reviews, the allowance is adjusted. In addition, the Company's primary regulators, the FDIC and the California Department of Business Oversight (the “DBO”), as an integral part of their examination process, review the adequacy of the allowance. These regulatory agencies may require additions to the allowance based on their judgment about information available at the time of their examinations.

The Company also maintains a separate allowance for off-balance-sheet commitments. Management estimates anticipated losses using historical data and utilization assumptions. The allowance for these commitments totaled $250,000 and $200,000 at December 31, 2018 and 2017, respectively and is included in accrued interest payable and other liabilities in the consolidated balance sheet.

PLUMAS BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Other Real Estate

Other real estate owned relates to real estate acquired in full or partial settlement of loan obligations, which was $1,170,000 ($2,451,000 less a valuation allowance of $1,281,000) at December 31, 2018 and $1,344,000 ($2,642,000 less a valuation allowance of $1,298,000) at December 31, 2017. Of these amounts $368,000 at December 31, 2018 and $110,000 at December 31, 2017 represent foreclosed residential real estate property. There was one consumer mortgage loans with a balance of $90,000 secured by a residential real estate property for which formal foreclosure proceedings were in process at December 31, 2018. No consumer mortgage loans secured by residential real estate properties were in the process of foreclosure at December 31, 2017. Proceeds from sales of other real estate owned totaled $722,000, $689,000 and $2,245,000 for the years ended December 31, 2018, 2017 and 2016, respectively. For the years ended December 31, 2018, 2017 and 2016 the Company recorded gains on sale of other real estate owned of $47,000, $130,000 and $60,000, respectively. Other real estate owned is initially recorded at fair value less cost to sell when acquired, any excess of the Bank's recorded investment in the loan balance and accrued interest income over the estimated fair value of the property less costs to sell is charged against the allowance for loan losses. A valuation allowance for losses on other real estate is maintained to provide for temporary declines in value. The allowance is established through a provision for losses on other real estate which is included in other expenses. Subsequent gains or losses on sales or write-downs resulting from permanent impairment are also recorded in other expenses as incurred.

The following table provides a summary of the change in the OREO balance for the years ended December 31, 2018 and 2017:

	Year Ended December 31,
	2018	2017
Beginning balance	$1,344,000	$735,000
Additions	656,000	1,292,000
Dispositions	(675,000)	(559,000)
Write-downs	(155,000)	(124,000)
Ending balance	$1,170,000	$1,344,000

Intangible Assets

Intangible assets consist of core deposit intangibles related to branch acquisitions and are amortized on an accelerated basis method over ten years. The Company evaluates the recoverability and remaining useful life annually to determine whether events or circumstances warrant a revision to the intangible asset or the remaining period of amortization. There were no such events or circumstances during the periods presented.

Aggregate amortization expense was $27,000, $6,000, and $6,000 for 2018, 2017 and 2016.

The gross carrying amount of intangible assets and accumulated amortization was:

	2018		2017
	Gross Carrying	Accumulated	Gross Carrying	Accumulated
	Amount	Amortization	Amount	Amortization
Core deposit intangibles	$1,226,000	$42,000	$96,000	$15,000

The increase in intangible assets in 2018 relates to the purchase of the Bank’s Carson City branch in October 2018.

Estimated amortization expense for each of the next five years is $263,000, $198,000, $161,000, $132,000 and $108,000.

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

Interest expense and penalties associated with unrecognized tax benefits, if any, are classified as income tax expense in the consolidated income statement. There have been no significant changes to unrecognized tax benefits or accrued interest and penalties for the years ended December 31, 2018 and 2017.

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

Comprehensive Income

Comprehensive income consists of net income and other comprehensive income. Other comprehensive income includes unrealized gains and losses on securities available for sale which are also recognized as separate components of equity. The amount reclassified out of other accumulated comprehensive income relating to realized losses on securities available for sale was $8,000, $158,000 and $32,000 for 2018, 2017 and 2016, with the related tax effect of $2,000, $65,000 and $13,000, respectively.

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

Stock-Based Compensation

Compensation expense related to the Company’s Stock Option Plans, net of related tax benefit, recorded in 2018, 2017 and 2016 totaled $185,000, $141,000 and $103,000 or $0.04, $0.03 and $0.02 per diluted share, respectively. Compensation expense is recognized over the vesting period on a straight-line accounting basis.

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

During 2018 and 2016 the Company granted options to purchase 76,000 and 108,000 shares of common stock, respectively. The fair value of each option was estimated on the date of grant using the following assumptions.

	2018	2016
Expected life of stock options (in years)	5.1	5.1
Risk free interest rate	2.38%	1.52%
Volatility	30.4%	53.6%
Dividend yields	1.39%	2.00%
Weighted-average fair value of options granted during the year	$6.54	$3.55

 No options were granted during the year ended December 31, 2017.

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

Recently Adopted Accounting Pronouncements (continued)

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

Pending Accounting Pronouncements

On February 25, 2016, the FASB issued ASU 2016-02, Leases. The most significant change for lessees is the requirement under the new guidance to recognize right-of-use assets and lease liabilities for all leases not considered short-term leases, which is generally defined as a lease term of less than 12 months. This change will result in lessees recognizing right-of-use assets and lease liabilities for most leases currently accounted for as operating leases under current lease accounting guidance. ASU 2016-02 is effective for interim and annual periods beginning after December 15, 2018. The Company has several lease agreements, including two branch locations, which are currently considered operating leases, and therefore, not recognized on the Company’s consolidated statements of condition. The Company expects the new guidance will require some of these lease agreements to now be recognized on the consolidated statements of condition as a right-of-use asset and a corresponding lease liability. The Company has performed a preliminary evaluation of the provisions of ASU No. 2016-02. Based on this evaluation, the Company has determined that under the provisions of ASU No. 2016-02 we will recognize right-of-use assets and lease liabilities of approximately $565,000 on January 1, 2019.

In June 2016, the FASB issued ASU No. 2016-13, Measurement of Credit Losses on Financial Instruments. ASU No. 2016-13 significantly changes how entities will measure credit losses for most financial assets and certain other instruments that aren’t measured at fair value through net income. The standard will replace today’s “incurred loss” approach with an “expected loss” model. The new model, referred to as the current expected credit loss (“CECL”) model, will apply to: (1) financial assets subject to credit losses and measured at amortized cost, and (2) certain off-balance sheet credit exposures. This includes, but is not limited to, loans, leases, held-to-maturity securities, loan commitments, and financial guarantees. The CECL model does not apply to available-for-sale (“AFS”) debt securities. For AFS debt securities with unrealized losses, entities will measure credit losses in a manner similar to what they do today, except that the losses will be recognized as allowances rather than reductions in the amortized cost of the securities. The ASU also simplifies the accounting model for purchased credit-impaired debt securities and loans. ASU No. 2016-13 also expands the disclosure requirements regarding an entity’s assumptions, models, and methods for estimating the allowance for loan and lease losses. ASU No. 2016-13 is effective for interim and annual reporting periods beginning after December 15, 2019; early adoption is permitted for interim and annual reporting periods beginning after December 15, 2018. Entities will apply the standard’s provisions as a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is effective (i.e., modified retrospective approach). The Company has begun its implementation efforts by establishing an implementation team chaired by the Company’s Chief Lending Officer and composed of members of the Company’s credit administration and accounting departments. We have purchased software to support the CECL calculation of the allowance for loan losses under ASU No 2016-13 and have engaged the software vendor to assist in the transition to the CECL model. We expect to produce an initial CECL allowance calculation prior to June 30, 2019. The Company’s preliminary evaluation indicates the provisions of ASU No. 2016-13 are expected to impact the Company’s Consolidated Financial Statements, in particular the level of the reserve for credit losses. However, the Company continues to evaluate the extent of the potential impact.

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

In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, the level in the fair value hierarchy within which the fair value measurement in its entirety falls has been determined based on the lowest level input that is significant to the fair value measurement in its entirety. The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the asset or liability.

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

The methods of determining the fair value of assets and liabilities presented in this note as of December 31, 2018 are consistent with the methods used as of December 31, 2017 except for the valuation of loans held for investment at December 31, 2018. We refined the calculation used to determine the disclosed fair value of our loans held for investment to estimate the fair value of our loan portfolio based on an exit price concept as part of adopting ASU 2016-01.

PLUMAS BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

3.	FAIR VALUE MEASUREMENTS (Continued)

Fair Value of Financial Instruments

The carrying amounts and estimated fair values of financial instruments, at December 31, 2018 are as follows:

		Fair Value Measurements at December 31, 2018 Using:
	Carrying Value	Level 1	Level 2	Level 3	Total Fair Value
Financial assets:
Cash and cash equivalents	$46,686,000	$46,686,000			$46,686,000
Investment securities	171,507,000		$171,507,000		171,507,000
Loans, net	562,498,000			$580,396,000	580,396,000
FHLB stock	3,027,000				N/A
Accrued interest receivable	3,345,000	22,000	685,000	2,638,000	3,345,000
Financial liabilities:
Deposits	726,565,000	669,599,000	57,050,000		726,649,000
Repurchase agreements	13,058,000		13,058,000		13,058,000
Junior subordinated deferrable interest debentures	10,310,000			8,092,000	8,092,000
Accrued interest payable	88,000	11,000	52,000	25,000	88,000

The carrying amounts and estimated fair values of financial instruments, at December 31, 2017 are as follows:

		Fair Value Measurements at December 31, 2017 Using:
	Carrying Value	Level 1	Level 2	Level 3	Total Fair Value
Financial assets:
Cash and cash equivalents	$87,537,000	$87,537,000			$87,537,000
Investment securities	137,466,000		$137,466,000		137,466,000
Loans, net	482,248,000			$484,269,000	484,269,000
FHLB stock	2,685,000				N/A
Accrued interest receivable	2,582,000	31,000	522,000	2,029,000	2,582,000
Financial liabilities:
Deposits	662,657,000	616,617,000	46,061,000		662,678,000
Repurchase agreements	10,074,000		10,074,000		10,074,000
Junior subordinated deferrable interest debentures	10,310,000			7,829,000	7,829,000
Accrued interest payable	64,000	10,000	39,000	15,000	64,000

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

Fair Value of Financial Instruments (continued)

The following tables present information about the Company’s assets and liabilities measured at fair value on a recurring and non-recurring basis as of December 31, 2018 and December 31, 2017, and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value:

Assets and liabilities measured at fair value on a recurring basis at December 31, 2018 are summarized below:

		Fair Value Measurements at December 31, 2018 Using
	Total Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
U.S. Government-sponsored agencies collateralized by mortgage obligations-residential	$132,678,000	$-	$132,678,000	$-
Obligations of states and political subdivisions	38,829,000		38,829,000
	$171,507,000	$-	$171,507,000	$-

Assets and liabilities measured at fair value on a recurring basis at December 31, 2017 are summarized below:

		Fair Value Measurements at December 31, 2017 Using
	Total Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
U.S. Government-sponsored agencies collateralized by mortgage obligations-residential	$103,788,000	$-	$103,788,000	$-
Obligations of states and political subdivisions	33,678,000		33,678,000
	$137,466,000	$-	$137,466,000	$-

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

 PLUMAS BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

3.	FAIR VALUE MEASUREMENTS (Continued)

Assets and liabilities measured at fair value on a non-recurring basis at December 31, 2018 are summarized below:

		Fair Value Measurements at December 31, 2018 Using
	Total Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Gains (Losses)
Assets:
Other real estate:
Real estate – residential	$368,000			$368,000	-
Real estate – commercial	347,000			347,000	-
Real estate – construction and land development	455,000			455,000	(117,000)
	$1,170,000	$-	$-	$1,170,000	$(117,000)

 Assets and liabilities measured at fair value on a non-recurring basis at December 31, 2017 are summarized below:

		Fair Value Measurements at December 31, 2017 Using
	Total Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)		Significant Other Observable Inputs (Level 2)		Significant Unobservable Inputs (Level 3)	Total Gains (Losses)
Assets:
Impaired loans:
Equity lines of credit	$80,000	$		$		$80,000	$7,000
Total impaired loans	80,000		-		-	80,000	7,000
Other real estate:
Real estate – residential	-					-	(3,000)
Real estate – commercial	285,000					285,000	(9,000)
Real estate – construction and land development	969,000					969,000	(112,000)
Equity lines of credit	90,000					90,000	-
Total other real estate	1,344,000		-		-	1,344,000	(124,000)
	$1,424,000		$-		$-	$1,424,000	$(117,000)

PLUMAS BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

3.	FAIR VALUE MEASUREMENTS (Continued)

The Company has no liabilities which are reported at fair value.

The following methods were used to estimate fair value.

Collateral-Dependent Impaired Loans: The Bank does not record loans at fair value on a recurring basis. However, from time to time, fair value adjustments are recorded on these loans to reflect partial write-downs, through charge-offs or specific reserve allowances, that are based on fair value estimates of the underlying collateral. The fair value estimates for collateral-dependent impaired loans are generally based on recent real estate appraisals or broker opinions, obtained from independent third parties, which are frequently adjusted by management to reflect current conditions and estimated selling costs (Level 3).   Net gains of $0 and $7,000 represent impairment charges recognized during the years ended December 31, 2018 and 2017, respectively, related to the above impaired loans.

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

The following table presents quantitative information about Level 3 fair value measurements for financial instruments measured at fair value on a non-recurring basis at December 31, 2018 and 2017 (dollars in thousands):

					Range				Range
Description	Fair Value 12/31/2018	Fair Value 12/31/2017	Valuation Technique	Significant Unobservable Input	(Weighted Average) 12/31/2018				(Weighted Average) 12/31/2017
Impaired Loans:

Equity Lines of Credit	$-	$80	Third Party appraisals	Management Adjustments to Reflect Current Conditions and Selling Costs		N/A				8%		(8%)

Other Real Estate:

RE – Residential	$368	$-	Third Party appraisals	Management Adjustments to Reflect Current Conditions and Selling Costs	10%	-	34%	(16%)		N/A

RE – Commercial	$347	$285	Third Party appraisals	Management Adjustments to Reflect Current Conditions and Selling Costs	16%	-	17%	(16%)	17%	-	31%	(22%)

Construction and Land	$455	$969	Third Party appraisals	Management Adjustments to Reflect Current Conditions and Selling Costs	10%	-	51%	(24%)		10%		(10%)

Equity Lines of Credit	$-	$90	Third Party appraisals	Management Adjustments to Reflect Current Conditions and Selling Costs		N/A				10%		(10%)

PLUMAS BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

4.	INVESTMENT SECURITIES

The amortized cost and estimated fair value of investment securities at December 31, 2018 and 2017 consisted of the following:

Available-for-Sale	2018
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Debt securities:
U.S. Government-sponsored agencies collateralized by mortgage obligations-residential	$135,059,000	$240,000	$(2,621,000)	$132,678,000
Obligations of states and political subdivisions	39,311,000	121,000	(603,000)	38,829,000
	$174,370,000	$361,000	$(3,224,000)	$171,507,000

Unrealized loss on available-for-sale investment securities totaling $2,863,000 were recorded, net of $846,000 in tax benefits, as accumulated other comprehensive loss within shareholders' equity at December 31, 2018. During the year ended December 31, 2018 the Company sold eighteen available-for-sale investment securities for total proceeds of $4,157,000 recording a $8,000 loss on sale. The Company realized a gain on sale from eight of these securities totaling $4,000 and a loss on sale on ten securities of $12,000.

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

Investment securities with unrealized losses at December 31, 2018 are summarized and classified according to the duration of the loss period as follows:

December 31, 2018
	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Debt securities:
U.S. Government agencies collateralized by mortgage obligations-residential	$26,478,000	$269,000	$77,476,000	$2,352,000	$103,954,000	$2,621,000
Obligations of states and political subdivisions	19,270,000	284,000	5,672,000	319,000	24,942,000	603,000
	$45,748,000	$553,000	$83,148,000	$2,671,000	$128,896,000	$3,224,000

PLUMAS BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

4.	INVESTMENT SECURITIES (Continued)

Investment securities with unrealized losses at December 31, 2017 are summarized and classified according to the duration of the loss period as follows:

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

At December 31, 2018, the Company held 215 securities of which 153 were in a loss position. Of the securities in a loss position, 63 were in a loss position for less than twelve months. Of the 215 securities 96 are U.S. Government-sponsored agencies collateralized by residential mortgage obligations and 119 were obligations of states and political subdivisions. The unrealized losses relate principally to market rate conditions. All of the securities continue to pay as scheduled. When analyzing an issuer’s financial condition, management considers the length of time and extent to which the market value has been less than cost; the historical and implied volatility of the security; the financial condition of the issuer of the security; and the Company’s intent and ability to hold the security to recovery. As of December 31, 2018, management does not have the intent to sell these securities nor does it believe it is more likely than not that it will be required to sell these securities before the recovery of its amortized cost basis. Based on the Company’s evaluation of the above and other relevant factors, the Company does not believe the securities that are in an unrealized loss position as of December 31, 2018 are other than temporarily impaired.

The amortized cost and estimated fair value of investment securities at December 31, 2018 by contractual maturity are shown below. Expected maturities will differ from contractual maturities because the issuers of the securities may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized Cost	Estimated Fair Value
After one year through five years	$3,641,000	$3,636,000
After five years through ten years	16,692,000	16,525,000
After ten years	18,978,000	18,668,000
Investment securities not due at a single maturity date:
Government-sponsored mortgage-backed securities	135,059,000	132,678,000
	$174,370,000	$171,507,000

Investment securities with amortized costs totaling $92,166,000 and $82,059,000 and estimated fair values totaling $90,122,000 and $81,006,000 at December 31, 2018 and 2017, respectively, were pledged to secure deposits and repurchase agreements.

There were no transfers of available-for-sale investment securities during the years ended December 31, 2018, 2017 or 2016. There were no securities classified as held-to-maturity at December 31, 2018 or December 31, 2017.

The Company adopted ASU No. 2016-01, Financial Instruments–Overall: Recognition and Measurement of Financial Assets and Financial Liabilities on January 1, 2018 and recorded a $209,000 gain related to adjusting the carrying value of equity securities without a readily determinable fair market to $662,000 in accordance with this standard.

PLUMAS BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

5.	LOANS AND THE ALLOWANCE FOR LOAN LOSSES

Outstanding loans are summarized below:

	December 31,
	2018	2017
Commercial	$49,563,000	$39,620,000
Agricultural	69,160,000	58,908,000
Real estate – residential	15,900,000	16,624,000
Real estate – commercial	271,710,000	240,257,000
Real estate – construction & land development	40,161,000	25,181,000
Equity lines of credit	38,490,000	41,798,000
Auto	77,135,000	60,438,000
Other	4,080,000	3,808,000
	566,199,000	486,634,000
Deferred loan costs, net	3,257,000	2,283,000
Allowance for loan losses	(6,958,000)	(6,669,000)
Loans, net	$562,498,000	$482,248,000

Changes in the allowance for loan losses were as follows:

	Year Ended December 31,
	2018	2017	2016
Balance, beginning of year	$6,669,000	$6,549,000	$6,078,000
Provision charged to operations	1,000,000	600,000	800,000
Losses charged to allowance	(1,191,000)	(879,000)	(979,000)
Recoveries	480,000	399,000	650,000
Balance, end of year	$6,958,000	$6,669,000	$6,549,000

The recorded investment in impaired loans totaled $1,275,000 and $2,270,000 at December 31, 2018 and 2017, respectively. The Company had specific allowances for loan losses of $181,000 on impaired loans of $424,000 at December 31, 2018 as compared to specific allowances for loan losses of $82,000 on impaired loans of $475,000 at December 31, 2017. The balance of impaired loans in which no specific reserves were required totaled $851,000 and $1,795,000 at December 31, 2018 and 2017, respectively. The average recorded investment in impaired loans for the years ended December 31, 2018, 2017 and 2016 was $1,160,000, $1,760,000 and $5,077,000, respectively. The Company recognized $71,000, $73,000 and $149,000 in interest income on impaired loans during the years ended December 31, 2018, 2017 and 2016, respectively. Of these amounts $0, $0 and $29,000 were recognized on the cash basis, respectively.

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

The carrying value of troubled debt restructurings at December 31, 2018 and December 31, 2017 was $1,080,000 and $1,111,000, respectively. The Company has allocated $53,000 and $63,000 of specific reserves on loans to customers whose loan terms have been modified in troubled debt restructurings as of December 31, 2018 and December 31, 2017, respectively. The Company has not committed to lend additional amounts on loans classified as troubled debt restructurings at December 31, 2018 and December 31, 2017.

There were no new troubled debt restructurings during the twelve months ending December 31, 2018 and 2017.

There were no troubled debt restructurings for which there was a payment default within twelve months following the modification during the twelve months ended December 31, 2018 and 2017.

At December 31, 2018 and 2017, nonaccrual loans totaled $1,117,000 and $1,226,000, respectively. Interest foregone on nonaccrual loans totaled $46,000, $50,000 and $164,000 for the twelve months ended December 31, 2018, 2017 and 2016, respectively. The Company recognized $0, $0 and $29,000 in interest income on nonaccrual loans during the years ended December 31, 2018, 2017 and 2016, respectively. At December 31, 2017 there were three loans to one customer totaling $1.8 million that were 90 days past due and still accruing interest. These loans were well secured and in process of collection at December 31, 2017. There were no loans past due 90 days or more and on accrual status at December 31, 2018 and December 31, 2016.

Salaries and employee benefits totaling $2,520,000, $1,789,000 and $1,882,000 have been deferred as loan origination costs during the years ended December 31, 2018, 2017 and 2016, respectively.

PLUMAS BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

5.	LOANS AND THE ALLOWANCE FOR LOAN LOSSES (Continued)

The following tables show the loan portfolio allocated by management's internal risk ratings at the dates indicated, in thousands:

December 31, 2018	Commercial Credit Exposure
	Credit Risk Profile by Internally Assigned Grade
	Commercial	Agricultural	Real Estate- Residential	Real Estate- Commercial	Real Estate- Construction	Equity LOC	Total
Grade:
Pass	$48,905	$68,910	$15,621	$268,159	$40,069	$38,304	$479,968
Special Mention	481	250	124	3,420	-	-	4,275
Substandard	177	-	155	131	92	186	741
Doubtful	-	-	-	-	-	-	-
Total	$49,563	$69,160	$15,900	$271,710	$40,161	$38,490	$484,984

December 31, 2017	Commercial Credit Exposure
	Credit Risk Profile by Internally Assigned Grade
	Commercial	Agricultural	Real Estate- Residential	Real Estate- Commercial	Real Estate- Construction	Equity LOC	Total
Grade:
Pass	$38,851	$56,859	$16,218	$239,944	$25,081	$41,636	$418,589
Special Mention	238	253	125	26	-	-	642
Substandard	531	1,796	281	287	100	162	3,157
Doubtful	-	-	-	-	-	-	-
Total	$39,620	$58,908	$16,624	$240,257	$25,181	$41,798	$422,388

	Consumer Credit Exposure			Consumer Credit Exposure
	Credit Risk Profile Based on Payment Activity			Credit Risk Profile Based on Payment Activity
	December 31, 2018			December 31, 2017
	Auto	Other	Total	Auto	Other	Total
Grade:
Performing	$76,734	$4,071	$80,805	$60,060	$3,788	$63,848
Non-performing	401	9	410	378	20	398
Total	$77,135	$4,080	$81,215	$60,438	$3,808	$64,246

PLUMAS BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

5.	LOANS AND THE ALLOWANCE FOR LOAN LOSSES (Continued)

The following tables show the allocation of the allowance for loan losses at the dates indicated, in thousands:

			Real Estate-	Real Estate-	Real Estate-
	Commercial	Agricultural	Residential	Commercial	Construction	Equity LOC	Auto	Other	Total
Year ended 12/31/18:
Allowance for Loan Losses
Beginning balance	$725	$623	$231	$2,729	$783	$533	$946	$99	$6,669
Charge-offs	(325)	-	(25)	-	-	-	(801)	(40)	(1,191)
Recoveries	83	-	93	21	3	5	256	19	480
Provision	431	(85)	(85)	(64)	(28)	(74)	888	17	1,000
Ending balance	$914	$538	$214	$2,686	$758	$464	$1,289	$95	$6,958

Year ended 12/31/17:
Allowance for Loan Losses
Beginning balance	$655	$466	$280	$2,740	$927	$575	$815	$91	$6,549
Charge-offs	(202)	-	-	(48)	-	(121)	(450)	(58)	(879)
Recoveries	89	-	3	115	-	4	173	15	399
Provision	183	157	(52)	(78)	(144)	75	408	51	600
Ending balance	$725	$623	$231	$2,729	$783	$533	$946	$99	$6,669

Year ended 12/31/16:
Allowance for Loan Losses
Beginning balance	$639	$294	$341	$2,525	$874	$528	$784	$93	$6,078
Charge-offs	(268)	-	(39)	(253)	(5)	(23)	(319)	(72)	(979)
Recoveries	53	-	42	3	389	2	131	30	650
Provision	231	172	(64)	465	(331)	68	219	40	800
Ending balance	$655	$466	$280	$2,740	$927	$575	$815	$91	$6,549

December 31, 2018:
Allowance for Loan Losses
Ending balance: individually evaluated for impairment	$128	$-	41	$-	$12	$-	$-	$-	$181
Ending balance: collectively evaluated for impairment	$786	$538	$173	$2,686	$746	$464	$1,289	$95	$6,777
Loans
Ending balance	$49,563	$69,160	$15,900	$271,710	$40,161	$38,490	$77,135	$4,080	$566,199
Ending balance: individually evaluated for impairment	$128	$250	$649	$131	$117	$-	$-	$-	$1,275
Ending balance: collectively evaluated for impairment	$49,435	$68,910	$15,251	$271,579	$40,044	$38,490	$77,135	$4,080	$564,924

December 31, 2017:
Allowance for Loan Losses
Ending balance: individually evaluated for impairment	$2	$-	48	$-	$32	$-	$-	$-	$82
Ending balance: collectively evaluated for impairment	$723	$623	$183	$2,729	$751	$533	$946	$99	$6,587
Loans
Ending balance	$39,620	$58,908	$16,624	$240,257	$25,181	$41,798	$60,438	$3,808	$486,634
Ending balance: individually evaluated for impairment	$14	$253	$934	$287	$224	$162	$377	$19	$2,270
Ending balance: collectively evaluated for impairment	$39,606	$58,655	$15,690	$239,970	$24,957	$41,636	$60,061	$3,789	$484,364

PLUMAS BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

5.	LOANS AND THE ALLOWANCE FOR LOAN LOSSES (Continued)

The following tables show an aging analysis of the loan portfolio by the time past due, in thousands:

December 31, 2018	30-89 Days Past Due	90 Days and Still Accruing	Nonaccrual	Total Past Due and Nonaccrual	Current	Total

Commercial	$11	$-	$144	$155	$49,408	$49,563
Agricultural	-	-	-	-	69,160	69,160
Real estate - residential	154	-	155	309	15,591	15,900
Real estate - commercial	-	-	131	131	271,579	271,710
Real estate – construction & land	-	-	92	92	40,069	40,161
Equity Lines of Credit	596	-	186	782	37,708	38,490
Auto	1,725	-	401	2,126	75,009	77,135
Other	85	-	8	93	3,987	4,080
Total	$2,571	$-	$1,117	$3,688	$562,511	$566,199

December 31, 2017	30-89 Days Past Due	90 Days and Still Accruing	Nonaccrual	Total Past Due and Nonaccrual	Current	Total

Commercial	$1,869	$-	$-	$1,869	$37,751	$39,620
Agricultural	-	1,796	-	1,796	57,112	58,908
Real estate - residential	130	-	281	411	16,213	16,624
Real estate - commercial	-	-	287	287	239,970	240,257
Real estate – construction & land	38	-	100	138	25,043	25,181
Equity Lines of Credit	345	-	162	507	41,291	41,798
Auto	1,047	-	377	1,424	59,014	60,438
Other	20	-	19	39	3,769	3,808
Total	$3,449	$1,796	$1,226	$6,471	$480,163	$486,634

The following tables show information related to impaired loans at the dates indicated, in thousands:

As of December 31, 2018:	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized

With no related allowance recorded:
Commercial	$-	$-		$-	$-
Agricultural	250	250		252	19
Real estate – residential	470	481		470	38
Real estate – commercial	131	144		136	-
Real estate – construction & land	-	-		-	-
Equity Lines of Credit	-	-		-	-
Auto	-	-		-	-
Other	-	-		-	-
With an allowance recorded:
Commercial	$128	$128	$128	$1	$-
Agricultural	-	-	-	-	-
Real estate – residential	179	179	41	181	7
Real estate – commercial	-	-	-	-	-
Real estate – construction & land	117	117	12	120	7
Equity Lines of Credit	-	-	-	-	-
Auto	-	-	-	-	-
Other	-	-	-	-	-
Total:
Commercial	$128	$128	$128	$1	$-
Agricultural	250	250	-	252	19
Real estate – residential	649	660	41	651	45
Real estate – commercial	131	144	-	136	-
Real estate – construction & land	117	117	12	120	7
Equity Lines of Credit	-	-	-	-	-
Auto	-	-	-	-	-
Other	-	-	-	-	-
Total	$1,275	$1,299	$181	$1,160	$71

PLUMAS BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

5.	LOANS AND THE ALLOWANCE FOR LOAN LOSSES (Continued)

The following tables show information related to impaired loans at the dates indicated, in thousands:

As of December 31, 2017:	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized

With no related allowance recorded:
Commercial	$-	$-		$-	$-
Agricultural	253	253		255	19
Real estate – residential	697	708		548	38
Real estate – commercial	287	287		184	-
Real estate – construction & land	-	-		-	-
Equity Lines of Credit	162	162		180	-
Auto	377	377		144	-
Other	19	19		1	-
With an allowance recorded:
Commercial	$14	$14	$2	$15	$1
Agricultural	-	-	-	-	-
Real estate – residential	237	237	48	203	7
Real estate – commercial	-	-	-	-	-
Real estate – construction & land	224	224	32	230	8
Equity Lines of Credit	-	-	-	-	-
Auto	-	-	-	-	-
Other	-	-	-	-	-
Total:
Commercial	$14	$14	$2	$15	$1
Agricultural	253	253	-	255	19
Real estate – residential	934	945	48	751	45
Real estate – commercial	287	287	-	184	-
Real estate – construction & land	224	224	32	230	8
Equity Lines of Credit	162	162	-	180	-
Auto	377	377	-	144	-
Other	19	19	-	1	-
Total	$2,270	$2,281	$82	$1,760	$73

As of December 31, 2016:	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized

With no related allowance recorded:
Commercial	$-	$-		$-	$-
Agricultural	258	258		259	19
Real estate – residential	1,373	1,385		1,291	77
Real estate – commercial	1,789	2,227		1,589	33
Real estate – construction & land	198	198		210	-
Equity Lines of Credit	219	219		121	-
Auto	69	69		46	-
Other	2	2		-	-
With an allowance recorded:
Commercial	$16	$16	$2	$16	$1
Agricultural	-	-	-	-	-
Real estate – residential	242	242	53	243	11
Real estate – commercial	534	742	81	534	-
Real estate – construction & land	635	635	206	658	8
Equity Lines of Credit	107	107	24	110	-
Auto	-	-	-	-	-
Other	-	-	-	-	-
Total:
Commercial	$16	$16	$2	$16	$1
Agricultural	258	258	-	259	19
Real estate – residential	1,615	1,627	53	1,534	88
Real estate – commercial	2,323	2,969	81	2,123	33
Real estate – construction & land	833	833	206	868	8
Equity Lines of Credit	326	326	24	231	-
Auto	69	69	-	46	-
Other	2	2	-	-	-
Total	$5,442	$6,100	$366	$5,077	$149

PLUMAS BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

6.	PREMISES AND EQUIPMENT

Premises and equipment consisted of the following:

	December 31,
	2018	2017

Land	$4,179,000	$2,863,000
Premises	18,747,000	16,133,000
Furniture, equipment and leasehold improvements	6,895,000	7,153,000
	29,821,000	26,149,000
Less accumulated depreciation and amortization	(15,534,000)	(14,803,000)
Premises and equipment, net	$14,287,000	$11,346,000

Depreciation and amortization included in occupancy and equipment expense totaled $925,000, $953,000 and $1,024,000 for the years ended December 31, 2018, 2017 and 2016, respectively.

7.	DEPOSITS

Interest-bearing deposits consisted of the following:

	December 31,
	2018	2017

Interest-bearing demand deposits	$105,107,000	$99,195,000
Money market	82,743,000	60,757,000
Savings	177,710,000	174,426,000
Time, $250,000 or more	5,755,000	3,199,000
Other time	51,211,000	42,841,000
Interest-bearing deposits	$422,526,000	$380,418,000

At December 31, 2018, the scheduled maturities of time deposits were as follows:

Year Ending
December 31,

2019	$46,063,000
2020	7,810,000
2021	1,795,000
2022	1,061,000
2023	237,000
thereafter	-
$56,966,000

Deposit overdrafts reclassified as loan balances were $512,000 and $240,000 at December 31, 2018 and 2017, respectively.

PLUMAS BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

8.	SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE

Securities sold under agreements to repurchase totaling $13,058,000 and $10,074,000 at December 31, 2018, and 2017, respectively are secured by U.S. Government agency securities with a carrying amount of $21,764,000 and $16,769,000 at December 31, 2018 and 2017, respectively.

Securities sold under agreements to repurchase are financing arrangements that mature within two years. At maturity, the securities underlying the agreements are returned to the Company. Information concerning securities sold under agreements to repurchase during 2018 and 2017 is summarized as follows:

	2018	2017
Average daily balance during the year	$9,123,000	$7,421,000
Average interest rate during the year	0.09%	0.08%
Maximum month-end balance during the year	$13,706,000	$10,074,000
Weighted average interest rate at year-end	0.11%	0.09%

9.	BORROWING ARRANGEMENTS

The Company is a member of the FHLB and can borrow up to $207,000,000 from the FHLB secured by commercial and residential mortgage loans with carrying values totaling $340,000,000. The Company is required to hold FHLB stock as a condition of membership. At December 31, 2018 and December 31, 2017, the Company held $3,027,000 and $2,685,000, respectively of FHLB stock which is recorded as a component of other assets. Based on this level of stock holdings at December 31, 2018, the Company can borrow up to $112,096,000. To borrow the $207,000,000 in available credit the Company would need to purchase $2,565,000 in additional FHLB stock. In addition to its FHLB borrowing line, the Company has unsecured short-term borrowing agreements with three of its correspondent banks in the amounts of $20 million, $11 million and $10 million. There were no outstanding borrowings to the FHLB or the correspondent banks under these agreements at December 31, 2018 and 2017.

On October 1, 2015, the Company entered into a $5.0 million term loan (the “Term Loan”), which was scheduled to mature on October 1, 2018. On April 20, 2017 Plumas Bancorp paid off the $2,250,000 remaining balance on the Term Loan. The payment was funded through a $4 million dividend from Plumas Bank.

On October 1, 2018 the Company renewed its line of credit, for a one-year term, with the same lender (the “Note”). The maximum amount outstanding at any one time on the Note cannot exceed $5 million. There were no borrowings on the Note during 2018 or 2017. The Note bears interest at a rate of the U.S. "Prime Rate" plus one-quarter percent per annum and is secured by 100 shares of Plumas Bank stock representing the Company's 100% ownership interest in Plumas Bank. Under the Note, the Bank is subject to several negative and affirmative covenants including, but not limited to providing timely financial information, maintaining specified levels of capital, restrictions on additional borrowings, and meeting or exceeding certain capital and asset quality ratios. The Bank was in compliance with all such covenants related to the Note at December 31, 2018 and December 31, 2017. Interest expense related to the Term Loan for the years ended December 31, 2018, 2017 and 2016 totaled $0, $28 thousand and $133 thousand, respectively.

PLUMAS BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

10.	JUNIOR SUBORDINATED DEFERRABLE INTEREST DEBENTURES

Plumas Statutory Trust I and II are business trusts formed by the Company with capital of $338,000 and $174,000, respectively, for the sole purpose of issuing trust preferred securities fully and unconditionally guaranteed by the Company.

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

Trust I’s Subordinated Debentures mature on September 26, 2032, bear a current interest rate of 6.22% (based on 3-month LIBOR plus 3.40%), with repricing and payments due quarterly. Trust II’s Subordinated Debentures mature on September 28, 2035, bear a current interest rate of 4.27% (based on 3-month LIBOR plus 1.48%), with repricing and payments due quarterly. The Subordinated Debentures are redeemable by the Company, subject to receipt by the Company of prior approval from the Federal Reserve Board of Governors, on any quarterly anniversary date on or after the 5-year anniversary date of the issuance. The redemption price is par plus accrued and unpaid interest, except in the case of redemption under a special event which is defined in the debenture. The Trust Preferred Securities are subject to mandatory redemption to the extent of any early redemption of the Subordinated Debentures and upon maturity of the Subordinated Debentures on September 26, 2032 for Trust I and September 28, 2035 for Trust II.

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

Interest expense recognized by the Company for the years ended December 31, 2018, 2017 and 2016 related to the subordinated debentures was $510,000, $401,000 and $348,000, respectively.

PLUMAS BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

11.	COMMITMENTS AND CONTINGENCIES

Leases

The Company has commitments for leasing premises under the terms of noncancelable operating leases expiring from 2019 to 2022. Future minimum lease payments for operating leases having initial or remining noncancelable lease terms in excess of one year are as follows:

Year Ending December 31,
2019	$248,000
2020	163,000
2021	63,000
2022	59,000
2023	-
$533,000

Rental expense included in occupancy and equipment expense totaled $340,000, $308,000 and $276,000 for the years ended December 31, 2018, 2017 and 2016, respectively.

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

The following financial instruments represent off-balance-sheet credit risk:

	December 31,
	2018	2017
Commitments to extend credit	$126,885,000	$107,366,000
Letters of credit	$417,000	$477,000

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

Letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loans to customers. The fair value of the liability related to these letters of credit, which represents the fees received for issuing the guarantees, was not significant at December 31, 2018 and 2017. The Company recognizes these fees as revenues over the term of the commitment or when the commitment is used.

PLUMAS BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

11.	COMMITMENTS AND CONTINGENCIES (Continued)

At December 31, 2018, consumer loan commitments represent approximately 8% of total commitments and are generally unsecured. Commercial and agricultural loan commitments represent approximately 34% of total commitments and are generally secured by various assets of the borrower. Real estate loan commitments, including consumer home equity lines of credit, represent the remaining 58% of total commitments and are generally secured by property with a loan-to-value ratio not to exceed 80%. In addition, the majority of the Company’s commitments have variable interest rates.

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

Dividends from the Bank to the Company are restricted under California law to the lesser of the Bank's retained earnings or the Bank's net income for the latest three fiscal years, less dividends previously declared during that period, or, with the approval of the DBO, to the greater of the retained earnings of the Bank, the net income of the Bank for its last fiscal year, or the net income of the Bank for its current fiscal year. As of December 31, 2018, the maximum amount available for dividend distribution under this restriction was approximately $21,407,000. In addition, the Company’s ability to pay dividends is subject to certain covenants contained in the indentures relating to the Trust Preferred Securities issued by the business trusts (see Note 10 for additional information related to the Trust Preferred Securities).

On October 20, 2016 the Company announced that its Board of Directors approved the reinstatement of a semi-annual cash dividend. The dividend in the amount of $0.10 per share was paid on November 21, 2016. On May 15, 2017 and November 15, 2017, the Company paid semi-annual cash dividends each of which totaled $0.14 per share. On May 15, 2018 and November 15, 2018, the Company paid semi-annual cash dividends each of which totaled $0.18 per share.

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

	For the Year Ended December 31,
(In thousands, except per share data)	2018	2017	2016
Net Income:
Net income	$13,992	$8,189	$7,474
Earnings Per Share:
Basic earnings per share	$2.74	$1.64	$1.54
Diluted earnings per share	$2.68	$1.58	$1.47
Weighted Average Number of Shares Outstanding:
Basic shares	5,108	5,005	4,864
Diluted shares	5,219	5,185	5,098

Shares of common stock issuable under stock options and warrants for which the exercise prices were greater than the average market prices were not included in the computation of diluted earnings per share due to their antidilutive effect. Stock options and warrants not included in the computation of diluted earnings per share, due to shares not being in the-money and having an antidilutive effect, were 71,100, 0 and 63,000 for the years ended December 31, 2018, 2017 and 2016, respectively. At December 31, 2016 one stock warrant was outstanding to purchase up to 150,000 shares of the Bancorp’s common stock at an exercise price, subject to anti-dilution adjustments, of $5.25 per share.

Warrant

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

Stock Options

In 2001, the Company established a Stock Option Plan for which 6,193 shares of common stock remain reserved for issuance to employees and directors and no shares are available for future grants as of December 31, 2018.

As of December 31, 2018, all remaining shares in this plan have vested and no compensation cost remains unrecognized.

A summary of the activity within the 2001 Plan follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term in Years	Intrinsic Value

Options outstanding at January 1, 2016	192,893	5.75
Options cancelled	(55,800)	12.61
Options exercised	(55,200)	2.95
Options outstanding at December 31, 2016	81,893	2.95
Options exercised	(35,600)	2.95
Options outstanding at December 31, 2017	46,293	$2.95
Options exercised	(40,100)	2.95
Options outstanding at December 31, 2018	6,193	$2.95	0.2	$122,000
Options exercisable at December 31, 2018	6,193	$2.95	0.2	$122,000
Expected to vest after December 31, 2018	-

In May 2013, the Company established the 2013 Stock Option Plan for which 432,600 shares of common stock are reserved and 236,100 shares are available for future grants as of December 31, 2018. The 2013 Plan requires that the option price may not be less than the fair market value of the stock at the date the option is granted, and that the stock must be paid in full at the time the option is exercised. Payment in full for the option price must be made in cash, with Company common stock previously acquired by the optionee and held by the optionee for a period of at least six months, in options of the Optionee that are fully vested and exercisable or in any combination of the foregoing. The options expire on dates determined by the Board of Directors, but not later than ten years from the date of grant. During the year ended December 31, 2018, 76,000 options were granted and during the year ended December 31, 2016 108,000 options were granted. No options were granted during the year ended December 31, 2017.

As of December 31, 2018, there was $457,000 of total unrecognized compensation cost related to non-vested, share-based compensation arrangements granted under the 2013 Plan. That cost is expected to be recognized over a weighted average period of 2.5 years.

PLUMAS BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

12.	SHAREHOLDERS' EQUITY (Continued)

Stock Options (continued)

A summary of the activity within the 2013 Plan follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term in Years	Intrinsic Value
Options outstanding at January 1, 2016	102,400	6.32
Option granted	108,000	8.75
Options cancelled	(9,600)	7.94
Options exercised	(8,000)	6.32
Options outstanding at December 31, 2016	192,800	7.60
Options cancelled	(7,200)	8.14
Options exercised	(25,000)	6.65
Options outstanding at December 31, 2017	160,600	7.72
Option granted	76,000	24.40
Options cancelled	(6,500)	20.55
Options exercised	(33,600)	7.19
Options outstanding at December 31, 2018	196,500	$13.84	5.4	$1,863,000
Options exercisable at December 31, 2018	79,800	$7.33	4.1	$1,227,000
Expected to vest after December 31, 2018	103,583	$18.28	6.4	$565,000

The following information relates to the two plans.

Compensation cost related to stock options recognized in operating results under the was $199,000, $152,000 and $116,000 for the years ended December 31, 2018, 2017 and 2016, respectively. The associated future income tax benefit recognized was $14,000, $11,000, $13,000 for the years ended December 31, 2018, 2017 and 2016, respectively.

The total fair value of options vested was $150,000 and $161,000 for the years ended December 31, 2018 and 2017, respectively. The total intrinsic value of options at time of exercise was $1,504,000 and $894,000 for the years ended December 31, 2018 and 2017, respectively.

Cash received from option exercises for the years ended December 31, 2018, 2017 and 2016 was $330,000, $261,000 and $200,000, respectively. The tax benefit realized for the tax deductions from option exercise totaled $134,000, $112,000 and $12,000 for the years ended December 31, 2018, 2017 and 2016, respectively.

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

In July, 2013, the federal bank regulatory agencies approved the final rules implementing the Basel Committee on Banking Supervision’s capital guidelines for U.S. banks, sometimes called “Basel III”. The phase-in period for the final rules began in 2015, with certain of the rules’ requirements phased in over a multi-year schedule. Under the final rules minimum requirements increased for both the quantity and quality of capital held by the Company and the Bank. The new capital rules include a new minimum “common equity Tier 1” ratio of 4.5%, a Tier 1 capital ratio of 6.0% (increased from 4.0%), a total risk-based capital ratio of 8.0%, and a minimum leverage ratio of 4.0% (calculated as Tier 1 capital to average consolidated assets). The effective date of these requirements was January 1, 2015. In addition, the new capital rules include a capital conservation buffer of 2.5% above each of these levels (to be phased in over three years which beginning at 0.625% on January 1, 2016 and increasing by that amount on each subsequent January 1, until reaching 2.5% on January 1, 2019) will be required for banking institutions to avoid restrictions on their ability to pay dividends, repurchase stock or pay discretionary bonuses. Including the capital conservation buffer of 2.5%, the new capital rules would result in the following minimum ratios to be considered well capitalized as of January 1, 2019: (i) a Tier 1 capital ratio of 8.5%, (ii) a common equity Tier 1 capital ratio of 7.0%, and (iii) a total capital ratio of 10.5%. The final rules also implement strict eligibility criteria for regulatory capital instruments.

Plumas Bancorp qualifies for treatment under the Small Bank Holding Company Policy Statement (Regulation Y, Appendix C) (the “Policy Statement”) and is thereby not subject to consolidated capital rules at the bank holding company level. On May 24, 2018, the Economic Growth, Regulatory Relief and Consumer Protection Act (the “Relief Act”) was signed into law. The Relief Act included a provision to increase the threshold for qualifying for the Policy Statement from $1 billion to $3 billion in total assets. The Bank; however, is subject to the new capital rules.

The following table sets forth the Bank's actual capital amounts and ratios (dollar amounts in thousands):

			Minimum Amount of Capital Required
					To be Well-Capitalized
			For Capital		Under Prompt
	Actual		Adequacy Purposes[1]		Corrective Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2018
Common Equity Tier 1 Ratio	$76,545	11.8%	$29,071	4.5%	$41,991	6.5%
Tier 1 Leverage Ratio	76,545	9.3%	32,765	4.0%	40,956	5.0%
Tier 1 Risk-Based Capital Ratio	76,545	11.8%	38,761	6.0%	51,681	8.0%
Total Risk-Based Capital Ratio	83,753	13.0%	51,681	8.0%	64,602	10.0%

December 31, 2017
Common Equity Tier 1 Ratio	$65,085	12.0%	$24,453	4.5%	$35,321	6.5%
Tier 1 Leverage Ratio	65,085	8.8%	29,663	4.0%	37,079	5.0%
Tier 1 Risk-Based Capital Ratio	65,085	12.0%	32,604	6.0%	43,472	8.0%
Total Risk-Based Capital Ratio	71,878	13.2%	43,472	8.0%	53,340	10.0%

     1 – Does not include amounts required under the capital conservation buffer discussed above.

The current and projected capital positions of the Company and the Bank and the impact of capital plans and long- term strategies are reviewed regularly by management. The Company policy is to maintain the Bank’s ratios above the prescribed well-capitalized ratios at all times. Management believes that the Bank currently meets all its capital adequacy requirements.

PLUMAS BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

13.	OTHER EXPENSES

Other expenses consisted of the following:

	Year Ended December 31,
	2018	2017	2016
Outside service fees	$2,376,000	$2,234,000	$2,105,000
Professional fees	925,000	612,000	608,000
Telephone and data communications	528,000	561,000	450,000
Business development	439,000	389,000	344,000
Advertising and promotion	433,000	372,000	366,000
Armored car and courier	329,000	278,000	248,000
Director compensation and retirement	267,000	336,000	348,000
Deposit insurance	237,000	248,000	285,000
Loan collection expenses	216,000	194,000	166,000
Provision from change in OREO valuation	155,000	124,000	37,000
Stationery and supplies	118,000	118,000	119,000
OREO expenses	76,000	73,000	(34,000)
Insurance	53,000	75,000	78,000
Postage	51,000	49,000	40,000
Gain on sale of other real estate	(47,000)	(130,000)	(60,000)
Other operating expenses	585,000	233,000	309,000
Other non-interest expense	$6,741,000	$5,766,000	$5,409,000

14.	INCOME TAXES

The provision for income taxes for the years ended December 31, 2018, 2017 and 2016 consisted of the following:

2018	Federal	State	Total
Current	$3,124,000	$1,650,000	$4,774,000
Deferred	211,000	149,000	360,000
Provision for income taxes	$3,335,000	$1,799,000	$5,134,000

2017	Federal	State	Total
Current	$5,170,000	$1,643,000	$6,813,000
Deferred tax asset adjustment for enacted change in tax rate	1,419,000	-	1,419,000
Deferred	(738,000)	(178,000)	(916,000)
Provision for income taxes	$5,851,000	$1,465,000	$7,316,000

2016	Federal	State	Total
Current	$4,156,000	$1,263,000	$5,419,000
Deferred	(575,000)	(85,000)	(660,000)
Provision for income taxes	$3,581,000	$1,178,000	$4,759,000

Income tax expense for 2017 includes a downward adjustment of net deferred tax assets in the amount of $1,419,000, recorded as a result of the enactment of H.R.1 Tax Cuts and Jobs Act on December 22, 2017.  The Act reduced the corporate Federal tax rate from 34% to 21% effective January 1, 2018.

PLUMAS BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

14.	INCOME TAXES (Continued)

Deferred tax assets (liabilities) consisted of the following:

	December 31,
	2018	2017
Deferred tax assets:

Allowance for loan losses	$1,978,000	$1,927,000
Deferred compensation	1,047,000	1,114,000
OREO valuation allowance	385,000	391,000
Premises and equipment	349,000	422,000
Unrealized loss on available-for-sale investment securities	846,000	239,000
Other	719,000	646,000
Total deferred tax assets	5,324,000	4,739,000

Deferred tax liabilities:

Deferred loan costs	(1,587,000)	(1,266,000)
Other	(202,000)	(184,000)
Total deferred tax liabilities	(1,789,000)	(1,450,000)
Net deferred tax assets	$3,535,000	$3,289,000

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

At December 31, 2018 total deferred tax assets were approximately $5,324,000 and total deferred tax liabilities were approximately $1,789,000 for a net deferred tax asset of $3,535,000. The Company’s deferred tax assets primarily relate timing differences in the tax deductibility of impairment charges on other real estate owned, deprecation on premises and equipment, the provision for loan losses and deferred compensation. Based upon our analysis of available evidence, management of the Company determined that it is "more likely than not" that all of our deferred income tax assets as of December 31, 2018 and 2017 will be fully realized and therefore no valuation allowance was recorded. On the consolidated balance sheet, net deferred tax assets are included in accrued interest receivable and other assets.

PLUMAS BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

14.	INCOME TAXES (Continued)

The provision for income taxes differs from amounts computed by applying the statutory Federal income tax rate to operating income before income taxes. The significant items comprising these differences consisted of the following:

	2018	2017	2016
Federal income tax, at statutory rate	21.0%	34.0%	34.0%
State franchise tax, net of Federal tax effect	7.4%	6.2%	6.9%
Interest on obligations of states and political subdivisions	(0.9)%	(1.5)%	(1.5)%
Net increase in cash surrender value of bank owned life insurance	(0.4)%	(0.7)%	(0.9)%
Deferred tax Federal rate adjustment	-%	9.2%	-%
Other	(0.3)%	-%	0.4%
Effective tax rate	26.8%	47.2%	38.9%

The Company and its subsidiary file income tax returns in the U.S. federal and applicable state jurisdictions. The Company conducts all of its business activities in the states of California, Nevada and Oregon. There are currently no pending U.S. federal, state, and local income tax or non-U.S. income tax examinations by tax authorities.

With few exceptions, the Company is no longer subject to tax examinations by U.S. Federal taxing authorities for years ended before December 31, 2015, and by state and local taxing authorities for years ended before December 31, 2014.

The unrecognized tax benefits and changes therein and the interest and penalties accrued by the Company as of or during the years ended December 31, 2018 and 2017 were not significant. The Company does not expect the total amount of unrecognized tax benefits to significantly increase or decrease in the next twelve months.

15.	RELATED PARTY TRANSACTIONS

During the normal course of business, the Company enters into transactions with related parties, including executive officers and directors. The following is a summary of the aggregate activity involving related party borrowers during 2018:

Balance, January 1, 2018	$5,520,000
Disbursements	3,439,000
Amounts repaid	(3,839,000)
Balance, December 31, 2018	$5,120,000
Undisbursed commitments to related parties, December 31, 2018	$3,128,000

PLUMAS BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

16.	EMPLOYEE BENEFIT PLANS

Profit Sharing Plan

The Plumas Bank Profit Sharing Plan commenced April 1, 1988 and is available to employees meeting certain service requirements. Under the Plan, employees are able to defer a selected percentage of their annual compensation. Included under the Plan's investment options is the option to invest in Company stock. During 2018 and 2017, the Company’s contribution totaled $176,000 and $150,000, respectively consisting of a matching amount of 30% of the employee’s contribution up to a total of 2.4% of the employee’s compensation. During 2016 the Company’s contribution consisted of a matching amount of 25% of the employee’s contribution up to a total of 2% of the employee’s compensation totaling $114,000.

Salary Continuation and Retirement Agreements

Salary continuation and retirement agreements are in place for the Company’s president, its three of its current executive vice presidents, five members of the Board of Directors as well as five former executives and four former directors. Under these agreements, the directors and executives will receive monthly payments for periods ranging from ten to fifteen years, after retirement. The estimated present value of these future benefits is accrued over the period from the effective dates of the agreements until the participants' expected retirement dates. The expense recognized under these plans for the years ended December 31, 2018, 2017 and 2016 totaled $185,000, $307,000 and $269,000, respectively. Accrued compensation payable under these plans totaled $3,682,000 and $3,855,000 at December 31, 2018 and 2017, respectively.

In connection with some of these agreements, the Bank purchased single premium life insurance policies with cash surrender values totaling $12,856,000 and $12,866,000 at December 31, 2018 and 2017, respectively. Income earned on these policies, net of expenses, totaled $328,000, $338,000 and $341,000 for the years ended December 31, 2018, 2017 and 2016, respectively.

PLUMAS BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

17.	PARENT ONLY CONDENSED FINANCIAL STATEMENTS

CONDENSED BALANCE SHEETS

December 31, 2018 and 2017

	2018	2017
ASSETS

Cash and cash equivalents	$507,000	$383,000
Investment in bank subsidiary	76,173,000	64,989,000
Other assets	602,000	653,000

Total assets	$77,282,000	$66,025,000

LIABILITIES AND SHAREHOLDERS' EQUITY
Other liabilities	$40,000	$15,000
Junior subordinated deferrable interest debentures	10,310,000	10,310,000

Total liabilities	10,350,000	10,325,000

Shareholders' equity:
Common stock	6,944,000	6,415,000
Retained earnings	62,005,000	49,855,000
Accumulated other comprehensive loss	(2,017,000)	(570,000)

Total shareholders' equity	66,932,000	55,700,000

Total liabilities and shareholders' equity	$77,282,000	$66,025,000

CONDENSED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

For the Years Ended December 31, 2018, 2017 and 2016

	2018	2017	2016
Income:
Dividends declared by bank subsidiary	$2,000,000	$4,000,000	$3,500,000
Earnings from investment in Plumas
Statutory Trusts I and II	15,000	12,000	10,000

Total income	2,015,000	4,012,000	3,510,000

Expenses:
Interest on junior subordinated deferrable interest debentures	510,000	401,000	348,000
Interest on note payable	-	28,000	133,000
Other expenses	326,000	251,000	235,000

Total expenses	836,000	680,000	716,000

Income before equity in undistributed income of subsidiary	1,179,000	3,332,000	2,794,000

Equity in undistributed income of subsidiary	12,479,000	4,538,000	4,390,000

Income before income taxes	13,658,000	7,870,000	7,184,000
Income tax benefit	334,000	319,000	290,000
Net income	$13,992,000	$8,189,000	$7,474,000

Total comprehensive income	$12,545,000	$8,685,000	$6,544,000

PLUMAS BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

17.	PARENT ONLY CONDENSED FINANCIAL STATEMENTS (Continued)

CONDENSED STATEMENTS OF CASH FLOWS

For the Years Ended December 31, 2018, 2017 and 2016

	2018	2017	2016
Cash flows from operating activities:
Net income	$13,992,000	$8,189,000	$7,474,000
Adjustments to reconcile net income to net cash provided by operating activities:
Undistributed income of subsidiary	(12,479,000)	(4,538,000)	(4,390,000)
Stock-based compensation expense	47,000	37,000	32,000
Decrease (increase) in other assets	51,000	(76,000)	(31,000)
Increase (decrease) in other liabilities	25,000	2,000	(2,000)
Net cash provided by operating activities	1,636,000	3,614,000	3,083,000

Cash flows from financing activities:
Cash dividends paid on common stock	(1,842,000)	(1,398,000)	(489,000)
Repurchase of common stock warrant	-	-	(862,000)
Payment on note payable	-	(2,375,000)	(2,500,000)
Proceeds from exercise of stock options	330,000	261,000	200,000
Net cash used in financing activities	(1,512,000)	(3,512,000)	(3,651,000)

Increase (decrease) in cash and cash equivalents	124,000	102,000	(568,000)

Cash and cash equivalents at beginning of year	383,000	281,000	849,000

Cash and cash equivalents at end of year	$507,000	$383,000	$281,000

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

Changes in Internal Control over Financial Reporting.  During the fourth quarter of 2018, no change in the Company’s internal control over financial reporting was identified in connection with this evaluation that has materially affected or is reasonably likely to materially affect internal control over financial reporting.

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

21.01	Plumas Bank – California.

21.02	Plumas Statutory Trust I – Connecticut.

21.03	Plumas Statutory Trust II – Delaware.

23.01*	Independent Registered Public Accountant’s Consent dated March 7, 2019.

31.1*	Rule 13a-14(a) [Section 302] Certification of Principal Financial Officer dated March 7, 2019.

31.2*	Rule 13a-14(a) [Section 302] Certification of Principal Executive Officer dated March 7, 2019.

32.1*	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 dated March 7, 2019.

32.2*	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 dated March 7, 2019.

101.INS*	XBRL Instance Document.

101.SCH*	XBRL Taxonomy Schema.

101.CAL*	XBRL Taxonomy Calculation Linkbase.

101.DEF*	XBRL Taxonomy Definition Linkbase.

101.LAB*	XBRL Taxonomy Label Linkbase.

101.PRE*	XBRL Taxonomy Presentation Linkbase.

*	Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PLUMAS BANCORP (Registrant)

Date: March 7, 2019
/s/ ANDREW J. RYBACK
Andrew J. Ryback,
President, Chief Executive Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

/s/ ANDREW J. RYBACK	Dated: March 7, 2019
Andrew J. Ryback,
President, Chief Executive Officer and Director

/s/ RICHARD L. BELSTOCK	Dated: March 7, 2019
Richard L. Belstock,
Executive Vice President and Chief Financial Officer

/s/ DANIEL E. WEST	Dated: March 7, 2019
Daniel E. West, Director and Chairman of the Board

/s/ TERRANCE J. REESON	Dated: March 7, 2019
Terrance J. Reeson, Director and Vice Chairman of the Board

Michonne R. Ascuaga, Director

/s/ STEVEN M. COLDANI	Dated: March 7, 2019
Steven M. Coldani, Director

/s/ W. E. ELLIOTT	Dated: March 7, 2019
William E. Elliott, Director

Gerald W. Fletcher, Director

/s/ RICHARD F. KENNY	Dated: March 7, 2019
Richard F. Kenny, Director

/s/ ROBERT J. MCCLINTOCK	Dated: March 7, 2019
Robert J. McClintock, Director