Form 10-Q
period 2019-03-31
PLUMAS BANCORP
filed 2019-05-02
CIK 1168455

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED March 31, 2019

☐	TRANSITION REPORT UNDER SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM __________ TO ___________

COMMISSION FILE NUMBER: 000-49883

PLUMAS BANCORP

(Exact Name of Registrant as Specified in Its Charter)

California	75-2987096
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

35 S. Lindan Avenue, Quincy, California	95971
(Address of Principal Executive Offices)	(Zip Code)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐  No ☒

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class:	Trading Symbol	Name of Each Exchange on which Registered:
Common Stock, no par value	PLBC	The NASDAQ Stock Market LLC

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of April 26, 2019. 5,153,560 shares.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

PLUMAS BANCORP AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands, except share data)

	March 31, 2019	December 31, 2018

Assets
Cash and cash equivalents	$44,753	$46,686
Investment securities available for sale	173,227	171,507
Loans, less allowance for loan losses of $7,067 at March 31, 2019 and $6,958 at December 31, 2018	569,778	562,498
Real estate acquired through foreclosure	1,170	1,170
Premises and equipment, net	14,224	14,287
Bank owned life insurance	12,938	12,856
Accrued interest receivable and other assets	15,287	15,394
Total assets	$831,377	$824,398

Liabilities and Shareholders’ Equity

Deposits:
Non-interest bearing	$312,121	$304,039
Interest bearing	418,802	422,526
Total deposits	730,923	726,565
Repurchase agreements	8,910	13,058
Accrued interest payable and other liabilities	8,527	7,533
Junior subordinated deferrable interest debentures	10,310	10,310
Total liabilities	758,670	757,466

Commitments and contingencies (Note 5)

Shareholders’ equity:
Common stock, no par value; 22,500,000 shares authorized; issued and outstanding – 5,150,876 shares at March 31, 2019 and 5,137,476 at December 31, 2018	7,070	6,944
Retained earnings	65,823	62,005
Accumulated other comprehensive loss, net	(186)	(2,017)
Total shareholders’ equity	72,707	66,932
Total liabilities and shareholders’ equity	$831,377	$824,398

See notes to unaudited condensed consolidated financial statements.

 PLUMAS BANCORP AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(In thousands, except per share data)

	For the Three Months
	Ended March 31,
	2019	2018
Interest Income:
Interest and fees on loans	$8,510	$6,777
Interest on investment securities	1,137	856
Other	179	185
Total interest income	9,826	7,818
Interest Expense:
Interest on deposits	297	151
Interest on junior subordinated deferrable interest debentures	140	112
Other	3	2
Total interest expense	440	265
Net interest income before provision for loan losses	9,386	7,553
Provision for Loan Losses	400	200
Net interest income after provision for loan losses	8,986	7,353
Non-Interest Income:
Service charges	650	640
Interchange revenue	513	491
Gain on sale of loans	244	666
Gain on equity securities with no readily determinable fair value	-	209
Loss on sale of investments	-	(8)
Other	558	533
Total non-interest income	1,965	2,531
Non-Interest Expenses:
Salaries and employee benefits	3,200	3,113
Occupancy and equipment	858	702
Other	1,626	1,634
Total non-interest expenses	5,684	5,449
Income before provision for income taxes	5,267	4,435
Provision for Income Taxes	1,449	1,155
Net income	$3,818	$3,280

Basic earnings per common share	$0.74	$0.65
Diluted earnings per common share	$0.73	$0.63

See notes to unaudited condensed consolidated financial statements.

PLUMAS BANCORP AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

(In thousands)

	For the Three Months
	Ended March 31,
	2019	2018

Net income	$3,818	$3,280
Other comprehensive income:
Change in net unrealized gain/loss	2,599	(2,589)
Reclassification adjustments for net losses included in net income	-	8
Net unrealized holding gain (loss)	2,599	(2,581)
Related tax effect:
Change in net unrealized gain/loss	(768)	765
Reclassification of net losses included in net income	-	(2)
Income tax effect	(768)	763
Other comprehensive income (loss)	1,831	(1,818)
Total comprehensive income	$5,649	$1,462

See notes to unaudited condensed consolidated financial statements.

PLUMAS BANCORP AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

(in thousands, except shares)

	Common Stock		Retained	Accumulated Other Comprehensive (Loss) Income	Total Shareholders’
	Shares	Amount	Earnings	(Net of Taxes)	Equity

Balance, December 31, 2017	5,064,972	$6,415	$49,855	$(570)	$55,700

Net Income			3,280		3,280
Other comprehensive loss				(1,818)	(1,818)
Exercise of stock options and tax effect	17,704	82			82
Stock-based compensation expense		47			47
Balance, March 31, 2018	5,082,676	$6,544	$53,135	$(2,388)	$57,291

Balance, December 31, 2018	5,137,476	$6,944	$62,005	$(2,017)	$66,932

Net Income			3,818		3,818
Other comprehensive income				1,831	1,831
Exercise of stock options and tax effect	13,400	76			76
Stock-based compensation expense		50			50
Balance, March 31, 2019	5,150,876	$7,070	$65,823	$(186)	$72,707

See notes to unaudited condensed consolidated financial statements.

PLUMAS BANCORP AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	For the Three Months
	Ended March 31,
	2019	2018
Cash Flows from Operating Activities:
Net income	$3,818	$3,280
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	400	200
Change in deferred loan origination costs/fees, net	(266)	(315)
Depreciation and amortization	355	245
Stock-based compensation expense	50	47
Loss on sale of investments	-	8
Amortization of investment security premiums	180	169
Gain on equity securities with no readily determinable fair value	-	(209)
Gain on sale of OREO and other vehicles	(9)	(34)
Gain on sale of loans held for sale	(244)	(666)
Loans originated for sale	(3,711)	(12,612)
Proceeds from loan sales	6,048	11,939
Earnings on bank-owned life insurance	(82)	(83)
Increase in accrued interest receivable and other assets	(627)	(99)
Increase in accrued interest payable and other liabilities	994	1,023
Net cash provided by operating activities	6,906	2,893

Cash Flows from Investing Activities:
Proceeds from principal repayments from available-for-sale government-sponsored mortgage-backed securities	4,211	3,159
Purchases of available-for-sale securities	(3,500)	(20,788)
Proceeds from sale of available-for-sale securities	-	4,157
Net increase in loans	(9,801)	(1,896)
Proceeds from Bank owned life insurance	-	338
Proceeds from sale of OREO	-	412
Proceeds from sale of other vehicles	167	112
Purchase of premises and equipment	(202)	(51)
Net cash used in investing activities	(9,125)	(14,557)

Continued on next page.

PLUMAS BANCORP AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

(Continued)

	For the Three Months
	Ended March 31,
	2019	2018
Cash Flows from Financing Activities:
Net increase (decrease) in demand, interest bearing and savings deposits	$6,707	$(6,263)
Net decrease in time deposits	(2,349)	(3,603)
Net decrease in securities sold under agreements to repurchase	(4,148)	(1,399)
Proceeds from exercise of stock options	76	82
Net cash provided by (used in) financing activities	286	(11,183)
Decrease in cash and cash equivalents	(1,933)	(22,847)
Cash and Cash Equivalents at Beginning of Year	46,686	87,537
Cash and Cash Equivalents at End of Period	$44,753	$64,690

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:
Interest expense	$434	$264
Income taxes	$-	$-

Non-Cash Investing Activities:
Real estate and vehicles acquired through foreclosure	$189	$220

See notes to unaudited condensed consolidated financial statements.

PLUMAS BANCORP AND SUBSIDIARY

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

Plumas Statutory Trust I and Trust II are not consolidated into the Company's consolidated financial statements and, accordingly, are accounted for under the equity method. The Company's investment in Trust I of $341,000 and Trust II of $175,000 are included in accrued interest receivable and other assets on the consolidated balance sheet. The junior subordinated deferrable interest debentures issued and guaranteed by the Company and held by Trust I and Trust II are reflected as debt on the consolidated balance sheet.

The accounting and reporting policies of Plumas Bancorp and subsidiary conform with accounting principles generally accepted in the United States of America and prevailing practices within the banking industry.

The unaudited condensed consolidated financial statements of the Company have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim reporting on Form 10-Q. Accordingly, certain disclosures normally presented in the notes to the annual consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been omitted. The Company believes that the disclosures are adequate to make the information not misleading. These interim financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's 2018 Annual Report to Shareholders on Form 10-K. The results of operations for the three-month period ended March 31, 2019 may not necessarily be indicative of future operating results. In preparing such financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the balance sheet and revenues and expenses for the periods reported. Actual results could differ significantly from those estimates.

Reclassifications

Certain reclassifications have been made to prior years’ balances to conform to the classifications used in 2019. These reclassifications had no impact on the Company’s consolidated financial position, results of operations or net change in cash and cash equivalents.

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

Most of the Company’s revenue-generating transactions are not subject to ASC 606, including revenue generated from financial instruments, such as the Company’s loans and investment securities. The Company has evaluated the nature of its contracts with customers and determined that further disaggregation of revenue from contracts with customers into more granular categories beyond what is presented in the Condensed Consolidated Statements of Income was not necessary. The Company generally fully satisfies its performance obligations on its contracts with customers as services are rendered and the transaction prices are typically fixed; charged either on a periodic basis or based on activity. Because performance obligations are satisfied as services are rendered and the transaction prices are fixed, there is little judgment involved in applying Topic 606 that significantly affects the determination of the amount and timing of revenue from contracts with customers.

Recently Adopted Accounting Pronouncements

On February 25, 2016, the FASB issued ASU 2016-02, Leases. The most significant change for lessees is the requirement under the new guidance to recognize right-of-use assets and lease liabilities for all leases not considered short-term leases, which is generally defined as a lease term of less than 12 months. This change results in lessees recognizing right-of-use assets and lease liabilities for most leases currently accounted for as operating leases under prior lease accounting guidance. ASU 2016-02 is effective for interim and annual periods beginning after December 15, 2018. The Company has several lease agreements, including two branch locations, which are currently considered operating leases, and therefore, not recognized on the Company’s consolidated statements of condition. The Company adopted ASU No. 2016-02 on January 1, 2019 and recorded $565,000 in right-of-use assets and lease liabilities on adoption.

In July 2018, the FASB issued ASU No. 2018-11, Leases - Targeted Improvements. ASU No. 2018-11 provides entities with relief from the costs of implementing certain aspects of the new leasing standard, ASU No. 2016-02. Specifically, under the amendments in ASU 2018-11: (1) entities may elect not to recast the comparative periods presented when transitioning to the new leasing standard, and (2) lessors may elect not to separate lease and non-lease components when certain conditions are met. The amendments have the same effective date as ASU 2016-02 (January 1, 2019 for the Company). The Company adopted ASU No. 2018-11 on January 1, 2019. The provisions of ASU 2018-11 did not have a material impact on the Company’s Consolidated Financial Statements.

On March 30, 2017, the FASB issued ASU 2017-08, Receivables – Non-Refundable Fees and Other Costs: Premium Amortization on Purchased Callable Debt Securities. This ASU amends the amortization period for certain purchased callable debt securities held at a premium, shortening such period to the earliest call date. The amendments do not require an accounting change for securities held at a discount; the discount continues to be amortized to maturity. ASU 2017-08 is effective for public business entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. Entities will apply the standard’s provisions as a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is effective (i.e., modified retrospective approach). The Company adopted ASU No. 2017-08 on January 1, 2019. The provisions of ASU No. 2017-08 did not have a material impact on the Company’s Consolidated Financial Statements.

Pending Accounting Pronouncements

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

3.   INVESTMENT SECURITIES AVAILABLE FOR SALE

The amortized cost and estimated fair value of investment securities at March 31, 2019 and December 31, 2018 consisted of the following, in thousands:

Available-for-Sale	March 31, 2019
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Debt securities:
U.S. Government-sponsored agencies collateralized by mortgage obligations- residential	$132,756	$652	$(1,320)	$132,088
Obligations of states and political subdivisions	40,735	554	(150)	41,139
	$173,491	$1,206	$(1,470)	$173,227

Net unrealized loss on available-for-sale investment securities totaling $264,000 were recorded, net of $78,000 in tax benefits, as accumulated other comprehensive income within shareholders' equity at March 31, 2019. No investment securities were sold during the three months ended March 31, 2019.

Available-for-Sale	December 31, 2018
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Debt securities:
U.S. Government-sponsored agencies collateralized by mortgage obligations- residential	$135,059	$240	$(2,621)	$132,678
Obligations of states and political subdivisions	39,311	121	(603)	38,829
	$174,370	$361	$(3,224)	$171,507

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

There were no transfers of available-for-sale investment securities during the three months ended March 31, 2019 and twelve months ended December 31, 2018. There were no securities classified as held-to-maturity at March 31, 2019 or December 31, 2018.

Investment securities with unrealized losses at March 31, 2019 and December 31, 2018 are summarized and classified according to the duration of the loss period as follows, in thousands:

March 31, 2019	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
Debt securities:
U.S. Government-sponsored agencies collateralized by mortgage obligations-residential	$-	$-	$84,580	$1,320	$84,580	$1,320
Obligations of states and political subdivisions	681	10	10,538	140	11,219	150
	$681	$10	$95,118	$1,460	$95,799	$1,470

December 31, 2018	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
Debt securities:
U.S. Government-sponsored agencies collateralized by mortgage obligations-residential	$26,478	$269	$77,476	$2,352	$103,954	$2,621
Obligations of states and political subdivisions	19,270	284	5,672	319	24,942	603
	$45,748	$553	$83,148	$2,671	$128,896	$3,224

At March 31, 2019, the Company held 219 securities of which 107 were in a loss position. Of the securities in a loss position, 1 was in a loss position for less than twelve months. Of the 219 securities, 97 are U.S. Government-sponsored agencies collateralized by residential mortgage obligations and 122 were obligations of states and political subdivisions. The unrealized losses relate principally to market rate conditions. All of the securities continue to pay as scheduled. When analyzing an issuer’s financial condition, management considers the length of time and extent to which the market value has been less than cost; the historical and implied volatility of the security; the financial condition of the issuer of the security; and the Company’s intent and ability to hold the security to recovery. As of March 31, 2019, management does not have the intent to sell these securities nor does it believe it is more likely than not that it will be required to sell these securities before the recovery of its amortized cost basis. Based on the Company’s evaluation of the above and other relevant factors, the Company does not believe the securities that are in an unrealized loss position as of March 31, 2019 are other than temporarily impaired.

The amortized cost and estimated fair value of investment securities at March 31, 2019 by contractual maturity are shown below, in thousands.

	Amortized Cost	Estimated Fair Value
Within one year	$-	$-
After one year through five years	6,428	6,504
After five years through ten years	14,600	14,718
After ten years	19,707	19,917
Investment securities not due at a single maturity date:
Government-sponsored mortgage-backed securities	132,756	132,088
	$173,491	$173,227

Expected maturities will differ from contractual maturities because the issuers of the securities may have the right to call or prepay obligations with or without call or prepayment penalties.

Investment securities with amortized costs totaling $89,081,000 and $92,166,000 and estimated fair values totaling $88,234,000 and $90,122,000 at March 31, 2019 and December 31, 2018, respectively, were pledged to secure deposits and repurchase agreements.

4. LOANS AND THE ALLOWANCE FOR LOAN LOSSES

Outstanding loans are summarized below, in thousands:

	March 31,	December 31,
	2019	2018

Commercial	$42,707	$49,563
Agricultural	70,041	69,160
Real estate – residential	16,413	15,900
Real estate – commercial	282,533	271,710
Real estate – construction and land development	37,637	40,161
Equity lines of credit	37,519	38,490
Auto	82,737	77,135
Other	3,859	4,080
Total loans	573,446	566,199
Deferred loan costs, net	3,399	3,257
Allowance for loan losses	(7,067)	(6,958)
Total net loans	$569,778	$562,498

Changes in the allowance for loan losses, in thousands, were as follows:

	March 31,	December 31,
	2019	2018

Balance, beginning of period	$6,958	$6,669
Provision charged to operations	400	1,000
Losses charged to allowance	(351)	(1,191)
Recoveries	60	480
Balance, end of period	$7,067	$6,958

The recorded investment in impaired loans totaled $1,738,000 and $1,275,000 at March 31, 2019 and December 31, 2018, respectively. The Company had specific allowances for loan losses of $229,000 on impaired loans of $897,000 at March 31, 2019 as compared to specific allowances for loan losses of $181,000 on impaired loans of $424,000 at December 31, 2018. The balance of impaired loans in which no specific reserves were required totaled $841,000 and $851,000 at March 31, 2019 and December 31, 2018, respectively. The average recorded investment in impaired loans for the three months ended March 31, 2019 and March 31, 2018 was $1,352,000 and $2,002,000, respectively. The Company recognized $18,000 in interest income for impaired loans during the three months ended March 31, 2019 and 2018. No interest was recognized on nonaccrual loans accounted for on a cash basis during the three months ended March 31, 2019 and 2018.

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

The carrying value of troubled debt restructurings at March 31, 2019 and December 31, 2018 was $1,071,000 and $1,080,000, respectively. The Company has allocated $53,000 of specific reserves on loans to customers whose loan terms have been modified in troubled debt restructurings as of March 31, 2019 and December 31, 2018. The Company has not committed to lend additional amounts on loans classified as troubled debt restructurings at March 31, 2019 and December 31, 2018.

There were no troubled debt restructurings that occurred during the three months ending March 31, 2019 or March 31, 2018.

There were no troubled debt restructurings for which there was a payment default within twelve months following the modification during the three months ended March 31, 2019 and 2018, respectively.

At March 31, 2019 and December 31, 2018, nonaccrual loans totaled $1,457,000 and $1,117,000, respectively. Interest foregone on nonaccrual loans totaled $26,000 and $15,000 for the three months ended March 31, 2019 and 2018, respectively. There were no loans past due 90 days or more and on accrual status at March 31, 2019 and December 31, 2018.

Salaries and employee benefits totaling $598,000 and $498,000 have been deferred as loan origination costs during the three months ended March 31, 2019 and 2018, respectively.

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

The risk ratings can be grouped into three major categories, defined as follows:

Special Mention – Loans classified as special mention have a potential weakness that deserves management’s close attention. If left uncorrected, these potential weaknesses may result in deterioration of the repayment prospects for the loan or of the institution’s credit position at some future date.

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

Loans not meeting the criteria above that are analyzed individually as part of the above described process are considered to be pass-rated loans.

The following table shows the loan portfolio allocated by management's internal risk ratings at the dates indicated, in thousands:

March 31, 2019	Commercial Credit Exposure
	Credit Risk Profile by Internally Assigned Grade
Grade:	Commercial	Agricultural	Real Estate- Residential	Real Estate- Commercial	Real Estate- Construction	Equity LOC	Total
Pass	$42,011	$69,791	$16,144	$278,359	$37,547	$37,341	$481,193
Special Mention	540	250	120	3,564	-	-	4,474
Substandard	156	-	149	610	90	178	1,183
Doubtful	-	-	-	-	-	-	-
Total	$42,707	$70,041	$16,413	$282,533	$37,637	$37,519	$486,850

December 31, 2018	Commercial Credit Exposure
	Credit Risk Profile by Internally Assigned Grade
Grade:	Commercial	Agricultural	Real Estate- Residential	Real Estate- Commercial	Real Estate- Construction	Equity LOC	Total
Pass	$48,905	$68,910	$15,621	$268,159	$40,069	$38,304	$479,968
Special Mention	481	250	124	3,420	-	-	4,275
Substandard	177	-	155	131	92	186	741
Doubtful	-	-	-	-	-	-	-
Total	$49,563	$69,160	$15,900	$271,710	$40,161	$38,490	$484,984

	Consumer Credit Exposure			Consumer Credit Exposure
	Credit Risk Profile Based on Payment Activity			Credit Risk Profile Based on Payment Activity
	March 31, 2019			December 31, 2018
	Auto	Other	Total	Auto	Other	Total
Grade:
Performing	$82,430	$3,859	$86,289	$76,734	$4,071	$80,805
Non-performing	307	-	307	401	9	410
Total	$82,737	$3,859	$86,596	$77,135	$4,080	$81,215

The following tables show the allocation of the allowance for loan losses at the dates indicated, in thousands:

			Real	Real	Real
Three months ended March 31, 2019:	Commercial	Agricultural	Estate- Residential	Estate- Commercial	Estate-Construction	Equity LOC	Auto	Other	Total
Allowance for Loan Losses
Beginning balance	$914	$538	$214	$2,686	$758	$464	$1,289	$95	$6,958
Charge-offs	(16)	-	-	-	-	-	(312)	(23)	(351)
Recoveries	9	-	1	-	-	1	47	2	60
Provision	(111)	4	(20)	283	(117)	(15)	360	16	400
Ending balance	$796	$542	$195	$2,969	$641	$450	$1,384	$90	$7,067
Three months ended March 31, 2018:
Allowance for Loan Losses
Beginning balance	$725	$623	$231	$2,729	$783	$533	$946	$99	$6,669
Charge-offs	(265)	-	-	-	-	-	(165)	(19)	(449)
Recoveries	7	-	91	17	2	1	82	2	202
Provision	305	(129)	(110)	13	6	(24)	114	25	200
Ending balance	$772	$494	$212	$2,759	$791	$510	$977	$107	$6,622
March 31, 2019:
Allowance for Loan Losses
Ending balance: individually evaluated for impairment	$123	$-	$35	$61	$10	$-	$-	$-	$229
Ending balance: collectively evaluated for impairment	673	542	160	2,908	631	450	1,384	90	6,838
Ending balance	$796	$542	$195	$2,969	$641	$450	$1,384	$90	$7,067
Loans
Ending balance: individually evaluated for impairment	123	250	639	611	115	-	-	-	1,738
Ending balance: collectively evaluated for impairment	$42,584	$69,791	$15,774	$281,922	$37,522	$37,519	$82,737	$3,859	$571,708
Ending balance	$42,707	$70,041	$16,413	$282,533	$37,637	$37,519	$82,737	$3,859	$573,446
December 31, 2018:
Allowance for Loan Losses
Ending balance: individually evaluated for impairment	$128	$-	41	$-	$12	$-	$-	$-	$181
Ending balance: collectively evaluated for impairment	$786	$538	$173	$2,686	$746	$464	$1,289	$95	$6,777
Ending Balance	$914	$538	$214	$2,686	$758	$464	$1,289	$95	$6,958
Loans
Ending balance: individually evaluated for impairment	$128	$250	$649	$131	$117	$-	$-	$-	$1,275
Ending balance: collectively evaluated for impairment	49,435	68,910	15,251	271,579	40,044	38,490	77,135	4,080	564,924
Ending balance	$49,563	$69,160	$15,900	$271,710	$40,161	$38,490	$77,135	$4,080	$566,199

The following table shows an aging analysis of the loan portfolio by the time past due, in thousands:

				Total
March 31, 2019	30-89 Days	90 Days and Still		Past Due and
	Past Due	Accruing	Nonaccrual	Nonaccrual	Current	Total

Commercial	$192	$-	$123	$315	$42,392	$42,707
Agricultural	69	-	-	69	69,972	70,041
Real estate – residential	7	-	149	156	16,257	16,413
Real estate – commercial	154	-	610	764	281,769	282,533
Real estate - construction & land	-	-	90	90	37,547	37,637
Equity Lines of Credit	384	-	178	562	36,957	37,519
Auto	1,164	-	307	1,471	81,266	82,737
Other	42	-	-	42	3,817	3,859
Total	$2,012	$-	$1,457	$3,469	$569,977	$573,446

				Total
December 31, 2018	30-89 Days	90 Days and Still		Past Due and
	Past Due	Accruing	Nonaccrual	Nonaccrual	Current	Total

Commercial	$11	$-	$144	$155	$49,408	$49,563
Agricultural	-	-	-	-	69,160	69,160
Real estate – residential	154	-	155	309	15,591	15,900
Real estate - commercial	-	-	131	131	271,579	271,710
Real estate - construction & land	-	-	92	92	40,069	40,161
Equity Lines of Credit	596	-	186	782	37,708	38,490
Auto	1,725	-	401	2,126	75,009	77,135
Other	85	-	8	93	3,987	4,080
Total	$2,571	$-	$1,117	$3,688	$562,511	$566,199

The following tables show information related to impaired loans at March 31, 2019, in thousands:

		Unpaid		Average	Interest
	Recorded	Principal	Related	Recorded	Income
As of March 31, 2019:	Investment	Balance	Allowance	Investment	Recognized

With no related allowance recorded:
Commercial	$-	$-	$-	$-	$-
Agricultural	250	250	-	250	5
Real estate – residential	460	471	-	462	9
Real estate – commercial	131	144	-	131	-
Real estate – construction & land	-	-	-	-	-
Equity Lines of Credit	-	-	-	-	-
Auto	-	-	-	-	-
Other	-	-	-	-	-
With an allowance recorded:
Commercial	$123	$128	$123	$123	$-
Agricultural	-	-	-	-	-
Real estate – residential	179	179	35	179	2
Real estate – commercial	480	480	61	91	-
Real estate – construction & land	115	115	10	116	2
Equity Lines of Credit	-	-	-	-	-
Auto	-	-	-	-	-
Other	-	-	-	-	-
Total:
Commercial	$123	$128	$123	$123	$-
Agricultural	250	250	-	250	5
Real estate – residential	639	650	35	641	11
Real estate – commercial	611	624	61	222	-
Real estate – construction & land	115	115	10	116	2
Equity Lines of Credit	-	-	-	-	-
Auto	-	-	-	-	-
Other	-	-	-	-	-
Total	$1,738	$1,767	$229	$1,352	$18

The following tables show information related to impaired loans at December 31, 2018, in thousands:

		Unpaid		Average	Interest
	Recorded	Principal	Related	Recorded	Income
As of December 31, 2018:	Investment	Balance	Allowance	Investment	Recognized

With no related allowance recorded:
Commercial	$-	$-	$-	$-	$-
Agricultural	250	250	-	252	19
Real estate – residential	470	481	-	470	38
Real estate – commercial	131	144	-	136	-
Real estate – construction & land	-	-	-	-	-
Equity Lines of Credit	-	-	-	-	-
Auto	-	-	-	-	-
Other	-	-	-	-	-
With an allowance recorded:
Commercial	$128	$128	$128	$1	$-
Agricultural	-	-	-	-	-
Real estate – residential	179	179	41	181	7
Real estate – commercial	-	-	-	-	-
Real estate – construction & land	117	117	12	120	7
Equity Lines of Credit	-	-	-	-	-
Auto	-	-	-	-	-
Other	-	-	-	-	-
Total:
Commercial	$128	$128	$128	$1	$-
Agricultural	250	250	-	252	19
Real estate – residential	649	660	41	651	45
Real estate – commercial	131	144	-	136	-
Real estate – construction & land	117	117	12	120	7
Equity Lines of Credit	-	-	-	-	-
Auto	-	-	-	-	-
Other	-	-	-	-	-
Total	$1,275	$1,299	$181	$1,160	$71

5. COMMITMENTS AND CONTINGENCIES

The Company is party to claims and legal proceedings arising in the ordinary course of business. In the opinion of the Company’s management, the amount of ultimate liability with respect to such proceedings will not have a material adverse effect on the financial condition or result of operations of the Company taken as a whole.

In the normal course of business, there are various outstanding commitments to extend credit, which are not reflected in the financial statements, including loan commitments of $118.2 million and $126.9 million and stand-by letters of credit of $417 thousand at March 31, 2019 and December 31, 2018.

Of the loan commitments outstanding at March 31, 2019, $22.0 million are real estate construction loan commitments that are expected to fund within the next twelve months. The remaining commitments primarily relate to revolving lines of credit or other commercial loans, and many of these are expected to expire without being drawn upon. Therefore, the total commitments do not necessarily represent future cash requirements. Each loan commitment and the amount and type of collateral obtained, if any, are evaluated on an individual basis. Collateral held varies, but may include real property, bank deposits, debt or equity securities or business assets.

Stand-by letters of credit are conditional commitments written to guarantee the performance of a customer to a third party. These guarantees are primarily related to the purchases of inventory by commercial customers and are typically short-term in nature. Credit risk is similar to that involved in extending loan commitments to customers and accordingly, evaluation and collateral requirements similar to those for loan commitments are used. The deferred liability related to the Company’s stand-by letters of credit was not significant at March 31, 2019 or December 31, 2018.

6. RIGHT OF USE ASSETS AND LEASE LIABILITY

The Company leases four lending offices, three branch offices and two standalone ATM locations. Two of the branch office leases have options to renew. The exercise of lease renewal options is at our sole discretion; therefore, are not included in our Right of Use (ROU) assets and lease liabilities as they are not reasonably certain of exercise. We regularly evaluate the renewal options and when they are reasonably certain of exercise, we include the renewal period in our lease term. We have elected the practical expedient to exclude short-term leases from our ROU assets and lease liabilities. The three branch leases and two of the lending office leases are classified as operating leases while the remaining leases are all short-term leases. The Company adopted ASU No. 2016-02 on January 1, 2019 and recorded $565,000 in ROU assets and lease liabilities on adoption.

As our leases do not provide an implicit rate, we use our incremental borrowing rate based on the information available at the lease commencement date in determining the present value of the lease payments. The Company’s weighted average incremental borrowing rate used in the calculation of the right-of-use assets and lease liabilities was estimated at 5%. At March 31, 2019 the ROU assets and lease liabilities included on the condensed consolidated balance sheet in other assets and other liabilities, respectively totaled $478,000 consisting of total undiscounted remaining cash flows of $505,000 less a present value discount of $27,000.

The following table presents a maturity analysis of the operating lease liability at March 31, 2019, in thousands:

Maturities of Lease Liabilities
Nine months ended December 31, 2019	$220
Year ended December 31, 2020	163
Year ended December 31, 2021	63
Year ended December 31, 2022	59
505
Less: Present value discount	(27)
Lease Liability March 31, 2019	$478

The weighted-average remaining lease term is 2.3 years.

Total lease costs for the three months ended March 31, 2019 was $109,000 consisting of $88,000 related to operating leases, $10,000 related to short-term leases and variable lease expense of $11,000. Variable lease expense consists primarily of maintenance expense paid to maintain common areas. Rent expense for the three months ended March 31, 2018, prior to the adoption of ASU 2016-02, was $92,000 which includes $10,000 related to variable lease expense.

  Cash paid on operating leases was $109,000 for the three months ended March 31, 2019.

The following table presents future minimum rental payments under leases with terms in excess of one year as of December 31, 2018 presented in accordance with ASC Topic 840, “Leases”:

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

	For the Three Months
	Ended March 31,
(In thousands, except per share data)	2019	2018
Net Income:
Net income	$3,818	$3,280
Earnings Per Share:
Basic earnings per share	$0.74	$0.65
Diluted earnings per share	$0.73	$0.63
Weighted Average Number of Shares Outstanding:
Basic shares	5,144	5,071
Diluted shares	5,225	5,208

Stock options not included in the computation of diluted earnings per share, due to shares not being in the-money and having an antidilutive effect, were 71,100 and 0 for the three months ended March 31, 2019 and 2018, respectively.

8. STOCK-BASED COMPENSATION

In 2001, the Company established a Stock Option Plan for which no shares of common stock remain reserved for issuance to employees and directors and no shares are available for future grants as of March 31, 2019.

As of March 31, 2019, all remaining shares in this plan have vested and no compensation cost remains unrecognized.

A summary of the activity within the 2001 Stock Option Plan follows:

	Shares	Weighted Average Exercise Price

Options outstanding at January 1, 2019	6,193	$2.95
Options exercised	(6,193)	2.95
Options outstanding at March 31, 2019	-	$-

In May 2013, the Company established the 2013 Stock Option Plan for which 425,400 shares of common stock are reserved and 236,100 shares are available for future grants as of March 31, 2019. The 2013 Plan requires that the option price may not be less than the fair market value of the stock at the date the option is granted, and that the stock must be paid in full at the time the option is exercised. Payment in full for the option price must be made in cash, with Company common stock previously acquired by the optionee and held by the optionee for a period of at least six months, in options of the Optionee that are fully vested and exercisable or in any combination of the foregoing. The options expire on dates determined by the Board of Directors, but not later than ten years from the date of grant.

No options were granted during the three months ended March 31, 2019. During the three months ended March 31, 2018 the Company granted options to purchase 76,000 shares of common stock. The fair value of each option was estimated on the date of grant using the following assumptions.

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

A summary of the activity within the 2013 Plan follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term in Years	Intrinsic Value
Options outstanding at January 1, 2019	196,500	$13.84
Options exercised	(7,200)	7.94
Options outstanding at March 31, 2019	189,300	$14.07	5.2	$1,766,000
Options exercisable at March 31, 2019	113,175	$10.27	4.5	$1,446,000
Expected to vest after March 31, 2019	67,569	$19.71	6.3	$320,000

As of March 31, 2019, there was $408,000 of total unrecognized compensation cost related to non-vested, share-based compensation. That cost is expected to be recognized over a weighted average period of 2.4 years.

Compensation cost related to stock options recognized in operating results under the 2013 plan was $50,000 and $47,000 for the three months ended March 31, 2019 and 2018, respectively. The associated income tax benefit recognized was $3,000 and $5,000 for the three months ended March 31, 2019 and March 31, 2018, respectively.

The total fair value of options vested under the 2013 plan during the three months ended March 31, 2019 and 2018 was $197,000 and $84,000, respectively. The total intrinsic value of options at time of exercise under the plans was $251,000 and $351,000 for the three months ended March 31, 2019 and 2018, respectively.

Cash received from option exercises under the plans for the three months ended March 31, 2019 and 2018 were $76,000 and $82,000, respectively. The tax benefit realized for the tax deductions from option exercise totaled $0 and $65,000 for the three months ended March 31, 2019 and 2018, respectively.

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

Interest expense and penalties associated with unrecognized tax benefits, if any, are classified as income tax expense in the consolidated statements of income. There have been no significant changes to unrecognized tax benefits or accrued interest and penalties for the three months ended March 31, 2019.

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

Fair Value of Financial Instruments

The carrying amounts and estimated fair values of financial instruments, at March 31, 2019 follows, in thousands:

		Fair Value Measurements at March 31, 2019 Using:
	Carrying Value	Level 1	Level 2	Level 3	Total Fair Value
Financial assets:
Cash and cash equivalents	$44,753	$44,753	$-	$-	$44,753
Investment securities	173,227	-	173,227	-	173,227
Loans, net	569,778	-	-	598,785	598,785
FHLB stock	3,027	-	-	-	N/A
Accrued interest receivable	3,065	5	654	2,406	3,065
Financial liabilities:
Deposits	730,923	676,306	54,746	-	731,052
Repurchase agreements	8,910	-	8,910	-	8,910
Junior subordinated deferrable interest debentures	10,310	-	-	7,925	7,925
Accrued interest payable	94	12	57	25	94

The carrying amounts and estimated fair values of financial instruments, at December 31, 2018 follows, in thousands:

		Fair Value Measurements at December 31, 2018 Using:
	Carrying Value	Level 1	Level 2	Level 3	Total Fair Value
Financial assets:
Cash and cash equivalents	$46,686	$46,686	$-	$-	$46,686
Investment securities	171,507	-	171,507	-	171,507
Loans, net	562,498	-	-	580,396	580,396
FHLB stock	3,027	-	-	-	N/A
Accrued interest receivable	3,345	22	685	2,638	3,345
Financial liabilities:
Deposits	726,565	669,599	57,050	-	726,649
Repurchase agreements	13,058	-	13,058	-	13,058
Junior subordinated deferrable interest debentures	10,310	-	-	8,092	8,092
Accrued interest payable	88	11	52	25	88

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

The following tables present information about the Company’s assets and liabilities measured at fair value on a recurring and non-recurring basis as of March 31, 2019 and December 31, 2018, and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value:

Assets and liabilities measured at fair value on a recurring basis at March 31, 2019 are summarized below, in thousands:

		Fair Value Measurements at March 31, 2019 Using

	Total Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
U.S. Government-sponsored agencies collateralized by mortgage obligations- residential	$132,088	$-	$132,088	$-
Obligations of states and political subdivisions	41,139		41,139
	$173,227	$-	$173,227	$-

Assets and liabilities measured at fair value on a recurring basis at December 31, 2018 are summarized below, in thousands:

		Fair Value Measurements at December 31, 2018 Using
	Total Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Assets:
U.S. Government-sponsored agencies collateralized by mortgage obligations- residential	$132,678	$-	$132,678	$-
Obligations of states and political subdivisions	38,829		38,829
	$171,507	$-	$171,507	$-

The fair value of securities available-for-sale equals quoted market price, if available. If quoted market prices are not available, fair value is determined using quoted market prices for similar securities or matrix pricing. There were no changes in the valuation techniques used during 2019 or 2018. Transfers between hierarchy measurement levels are recognized by the Company as of the beginning of the reporting period. Changes in fair market value are recorded in other comprehensive income.

Assets and liabilities measured at fair value on a non-recurring basis at March 31, 2019 are summarized below, in thousands:

		Fair Value Measurements at March 31, 2019 Using
	Total Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Losses Three Months Ended March 31, 2019
Assets:
Impaired loans:
Construction and land	$418	$-	$-	$418	$61
Other real estate:		-	-
Real estate – residential	368	-	-	368	-
Real estate – commercial	347	-	-	347	-
Construction and land	455	-	-	455	-
Total other real estate	1,170	-	-	1,170	-
Total	$1,588	$-	$-	$1,588	$61

Assets and liabilities measured at fair value on a non-recurring basis at December 31, 2018 are summarized below, in thousands:

		Fair Value Measurements at December 31, 2018 Using
	Total Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Gains Three Months Ended March 31, 2018
Assets:
Impaired loans:
Construction and land	$-	$-	$-	$-	$3
Other real estate:
Real estate – residential	368	-	-	368	-
Real estate – commercial	347	-	-	347	-
Construction and land	455	-	-	455	-
Total other real estate	1,170	-	-	1,170	-
Total	$1,170	$-	$-	$1,170	$3

Assets and liabilities measured at fair value on a non-recurring basis at December 31, 2018 are summarized below, in thousands:

The Company has no liabilities which are reported at fair value.

The following methods were used to estimate fair value.

Collateral-Dependent Impaired Loans: The Bank does not record loans at fair value on a recurring basis. However, from time to time, fair value adjustments are recorded on these loans to reflect partial write-downs, through charge-offs or specific reserve allowances, that are based on fair value estimates of the underlying collateral. The fair value estimates for collateral-dependent impaired loans are generally based on recent real estate appraisals or broker opinions, obtained from independent third parties, which are frequently adjusted by management to reflect current conditions and estimated selling costs (Level 3).   Net (losses) gains of ($61,000) and $3,000 represent impairment charges recognized during the years ended March 31, 2019 and 2018, respectively, related to the above impaired loans.

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

The following table presents quantitative information about Level 3 fair value measurements for financial instruments measured at fair value on a non-recurring basis at March 31, 2019 and December 31, 2018 (dollars in thousands):

					Range				Range
Description	Fair Value 3/31/2019	Fair Value 12/31/2018	Valuation Technique	Significant Unobservable Input	(Weighted Average) 3/31/2019				(Weighted Average) 12/31/2018
Impaired Loans:

RE – Commercial	$418	$-	Third Party appraisals	Management Adjustments to Reflect Current Conditions and Selling Costs			10%	(10%)	N/A

Other Real Estate:

RE – Residential	$368	$368	Third Party appraisals	Management Adjustments to Reflect Current Conditions and Selling Costs	10%	-	34%	(16%)	10%	-	34%	(16%)

RE – Commercial	$347	$347	Third Party appraisals	Management Adjustments to Reflect Current Conditions and Selling Costs	16%	-	17%	(16%)	16%	-	17%	(16%)

Construction and Land	$455	$455	Third Party appraisals	Management Adjustments to Reflect Current Conditions and Selling Costs	10%	-	51%	(24%)	10%	-	51%	(24%)

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

INTRODUCTION

The following discussion and analysis sets forth certain statistical information relating to the Company as of March 31, 2019 and December 31, 2018 and for the three month periods ended March 31, 2019 and 2018. This discussion should be read in conjunction with the condensed consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q and the consolidated financial statements and notes thereto included in Plumas Bancorp’s Annual Report filed on Form 10-K for the year ended December 31, 2018.

Plumas Bancorp trades on The NASDAQ Capital Market under the ticker symbol “PLBC”.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

There have been no changes to the Company’s critical accounting policies from those disclosed in the Company’s 2018 Annual Report to Shareholders on Form 10-K.

This discussion should be read in conjunction with our unaudited condensed consolidated financial statements, including the notes thereto, appearing elsewhere in this report.

 OVERVIEW

Net income increased by $538 thousand from $3.3 million during the first quarter of 2018 to $3.8 million during the current quarter. The increase in earnings was driven by an increase of $1.8 million in net interest income. The increase in net interest income was partially offset by a $566 thousand decrease in non-interest income and increases of $200 thousand in the provision for loan losses, $235 thousand in non-interest expense and $294 thousand in income tax expense. Diluted earnings per share increased to $0.73 during the three months ended March 31, 2019 compared to $0.63 during the first quarter of 2018.

Total assets at March 31, 2019 were $831 million, an increase of $7 million from $824 million at December 31, 2018. The increase in assets includes increases of $7.3 million in net loans and $1.7 million in investment securities. These items were partially offset by a decline of $1.9 million in cash and cash equivalents. At March 31, 2019, cash and cash equivalents totaled $44.8 million, net loans were $569.8 million and investment securities totaled $173.2 million.

Total deposits increased by $4.4 million from $727 million at December 31, 2018 to $731 million at March 31, 2019. Shareholders’ equity increased by $5.8 million from $66.9 million at December 31, 2018 to $72.7 million at March 31, 2019.

The annualized return on average assets was 1.87% for the three months ended March 31, 2019 up from 1.82% for the three months ended March 31, 2018. The annualized return on average common equity decreased slightly from 23.6% during the first quarter of 2018 to 22.2% during the current quarter.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2019

Net interest income before provision for loan losses. Net interest income, on a nontax-equivalent basis, was $9.4 million for the three months ended March 31, 2019, an increase of $1.8 million, or 24%, from $7.6 million for the same period in 2018. The increase in net interest income includes an increase of $2.0 million in interest income and an increase of $175 thousand in interest expense. Net interest margin for the three months ended March 31, 2019 increased 43 basis points, or 10%, to 4.95%, up from 4.52% for the same period in 2018.

Interest income increased by $2.0 million, or 26%, to $9.8 million for the three months ended March 31, 2019, up from $7.8 million during the same period in 2018. The largest component of the increase in interest income was an increase in interest and fees on loans of $1.7 million. This increase was related to an increase in average loan balances of $78 million and an increase in yield on loans of 47 basis points from 5.62% during the 2018 quarter to 6.09% during the current quarter. Included in interest and fees on loans was $433 thousand in prepayment fees related to the payoff of loans from one client. This client prepaid a total of $11.6 million in loans some of which had significant prepayment penalties associated with them. Excluding the effect of the $433 thousand in prepayments fees, yield on loans would have been 5.78% for the three months ended March 31, 2019. Excluding the effect of the prepayment fees during the 2019 quarter, we attribute much of the remaining increase in yield to an increase in the prime interest rate. The average prime interest rate during the first quarter of 2018 was 4.53% and during the current quarter the average prime rate increased to 5.50%. Approximately 26% of our loan portfolio is tied to the prime interest rate.

The following table compares loan balances by type at March 31, 2019 and 2018.

(dollars in thousands)	Balance at End of Period	Percent of Loans in Each Category to Total Loans	Balance at End of Period	Percent of Loans in Each Category to Total Loans
	03/31/19	03/31/19	03/31/18	03/31/18
Commercial	$42,707	7.4%	$41,899	8.6%
Agricultural	70,041	12.2%	55,861	11.4%
Real estate – residential	16,413	2.9%	15,609	3.2%
Real estate – commercial	282,533	49.3%	243,781	49.8%
Real estate – construction & land	37,637	6.6%	26,465	5.4%
Equity Lines of Credit	37,519	6.5%	39,534	8.1%
Auto	82,737	14.4%	62,155	12.7%
Other	3,859	0.7%	4,038	0.8%
Total Gross Loans	$573,446	100%	$489,342	100%

Interest on investment securities increased by $281 thousand as a result of an increase in yield and growth in the investment portfolio. The average yield on investment securities increased by 21 basis points from 2.48% during the first quarter of 2018 to 2.69% during the three months ended March 31, 2019. The average balance in investment securities increased by $31.2 million from $140.1 million during the first quarter of 2018 to $171.3 million during the current quarter.

Interest expense on deposits increased by $146 thousand to $297 thousand for the three months ended March 31, 2019, up from $151 thousand during the 2018 quarter. This increase mostly relates to an increase in interest expense on money market accounts and time deposits related to the purchase of our new Carson City Branch on October 26, 2018. The average rate paid on the Carson City money market and time deposits exceeds that which Plumas Bank pays in other markets and we would expect some runoff on these accounts as they reprice over time. During the first quarter of 2019 money market accounts housed at our Carson City bank averaged $15.6 million and time deposits at this branch averaged $16.8 million. Interest expense on money market accounts increased by $61 thousand to $84 thousand related to an increase in average rate paid of 26 basis points and an increase in average balances of $20.1 million from $63.2 million during the three months ended March 31, 2018 to $83.3 million during the current quarter. Interest on time deposits increased by $83 thousand from $33 thousand during the three months ended March 31, 2018 to $116 thousand during the first quarter of 2019. During this same period average time deposits increased by $11.7 million and the average rate paid on time deposit increased by 55 basis points.

Interest expense on other interest-bearing liabilities increased by $29 thousand from $114 thousand during the three months ended March 31, 2018 to $143 thousand during the current quarter related to an increase in rate paid on junior subordinated debentures. Interest on the debentures, which totaled $140 thousand during the first quarter of 2019, fluctuates with changes in the 3-month London Interbank Offered Rate (LIBOR) rate.

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

	For the Three Months Ended March 31, 2019			For the Three Months Ended March 31, 2018
	Average Balance (in thousands)	Interest (in thousands)	Yield/ Rate	Average Balance (in thousands)	Interest (in thousands)	Yield/ Rate

Interest-earning assets:
Loans (1) (2) (3)	$566,806	$8,510	6.09%	$488,833	$6,777	5.62%
Investment securities (1)	171,268	1,137	2.69%	140,050	856	2.48%
Interest-bearing deposits	30,226	179	2.40%	48,644	185	1.54%
Total interest-earning assets	768,300	9,826	5.19%	677,527	7,818	4.68%
Cash and due from banks	21,435			19,922
Other assets	39,927			35,032
Total assets	$829,662			$732,481

Interest-bearing liabilities:
NOW deposits	$104,053	24	0.09%	$100,472	23	0.09%
Money market deposits	83,288	84	0.41%	63,215	23	0.15%
Savings deposits	179,324	73	0.17%	175,162	72	0.17%
Time deposits	55,669	116	0.85%	43,922	33	0.30%
Total deposits	422,334	297	0.29%	382,771	151	0.16%
Junior subordinated debentures	10,310	140	5.51%	10,310	112	4.41%
Other interest-bearing liabilities	12,638	3	0.10%	9,573	2	0.08%
Total interest-bearing liabilities	445,282	440	0.40%	402,654	265	0.27%
Non-interest bearing deposits	307,533			266,771
Other liabilities	7,228			6,580
Shareholders' equity	69,619			56,476
Total liabilities & equity	$829,662			$732,481
Cost of funding interest-earning assets (4)			0.24%			0.16%
Net interest income and margin (5)		$9,386	4.95%		$7,553	4.52%

(1)	Not computed on a tax-equivalent basis.
(2)	Average nonaccrual loan balances of $1.1 million for 2019 and 2018 are included in average loan balances for computational purposes.
(3)	Net fees (costs) included in loan interest income for the three-month periods ended March 31, 2019 and 2018 were $133,000 and ($108,000), respectively.
(4)	Total annualized interest expense divided by the average balance of total earning assets.
(5)	Annualized net interest income divided by the average balance of total earning assets.

The following table sets forth changes in interest income and interest expense for the three-month periods indicated and the amount of change attributable to variances in volume, rates and the combination of volume and rates based on the relative changes of volume and rates:

	2019 over 2018 change in net interest income for the three months ended March 31
	(in thousands)
	Volume (1)	Rate (2)	Mix (3)	Total

Interest-earning assets:
Loans	$1,081	$562	$90	$1,733
Investment securities	191	74	16	281
Interest bearing deposits	(70)	103	(39)	(6)
Total interest income	1,202	739	67	2,008
Interest-bearing liabilities:
NOW deposits	1	-	-	1
Money market deposits	7	41	13	61
Savings deposits	1	-	-	1
Time deposits	9	59	15	83
Junior subordinated debentures	-	28	-	28
Other	1	-	-	1
Total interest expense	19	128	28	175
Net interest income	$1,183	$611	$39	$1,833

(1)	The volume change in net interest income represents the change in average balance multiplied by the previous quarter’s rate.
(2)	The rate change in net interest income represents the change in rate multiplied by the previous quarter’s average balance.
(3)	The mix change in net interest income represents the change in average balance multiplied by the change in rate.

Provision for loan losses. During the three months ended March 31, 2019 and 2018 we recorded a provision for loan losses of $400 thousand and $200 thousand, respectively. See “Analysis of Asset Quality and Allowance for Loan Losses” for a discussion of loan quality trends and the provision for loan losses.

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

Non-interest income. During the three months ended March 31, 2019, non-interest income totaled $2.0 million, a decrease of $566 thousand from the three months ended March 31, 2018. The largest component of this decrease was a decline in gains on sale of SBA loans from $666 thousand during the three months ended March 31, 2018 to $244 thousand during the current quarter. Proceeds from SBA loan sales totaled $6.0 million during the current quarter and $11.9 million during the 2018 quarter. Loans originated for sale totaled $3.7 million during the three months ended March 31, 2019 and $12.6 million during the three months ended March 31, 2018. We attribute some of the decline in originations to the government shutdown. During the shutdown we were unable provide SBA guaranteed loans. Non-interest income benefited during the 2018 quarter from a $209 thousand gain recorded upon the prospective adoption of a newly effective accounting pronouncement impacting the measurement of equity securities, which in our case consists of stock in our correspondent banks, without a readily determinable fair market value. No gain or loss was recorded on these securities during the current quarter.

The following table describes the components of non-interest income for the three-month periods ended March 31, 2019 and 2018, dollars in thousands:

	For the Three Months Ended March 31,
	2019	2018	Dollar Change	Percentage Change
Service charges on deposit accounts	650	640	10	1.6%
Interchange income	513	491	22	4.5%
Gain on sale of loans, net	244	666	(422)	-63.4%
Loan servicing fees	193	189	4	2.1%
Earnings on life insurance policies	82	83	(1)	-1.2%
Gain on equity securities with no readily determinable fair value	-	209	(209)	-100.0%
Loss on sale of investments	-	(8)	8	100.0%
Other	283	261	22	8.4%
Total non-interest income	$1,965	$2,531	$(566)	-22.4%

Non-interest expense. During the three months ended March 31, 2019, total non-interest expense increased by $235 thousand, or 4%, to $5.7 million, up from $5.4 million for the comparable period in 2018. The three largest components of this increase were $156 thousand in occupancy and equipment expense, $87 thousand in salary and benefit expense and $67 thousand in the amortization of core deposit intangibles. The largest reduction in non-interest expense was a $98 thousand decline in professional fees.

The largest component of the increase in occupancy and equipment costs was $44 thousand in costs related to our new Carson City, Nevada branch. Other significant components of this increase were increases of $28 thousand in snow removal costs related to record levels of snow fall in many of our service areas and an increase of $28 thousand in deprecation expense.

The largest component of the increase in salary and benefit expense was an increase of $241 thousand in salary expense to $2.5 million. Of this increase, $80 thousand relates to our new Carson City Branch. Other components of the increase in salary expense include promotional and merit increases as well as an increase in FTE. Accrued bonus expense increased by $57 thousand related to an increase in pretax pre-bonus income as the level of bonus expense is directly related to the level of pretax pre-bonus income. The largest decreases in salary and benefit expense was a decline in commissions of $146 thousand and an increase in the deferral of loan origination costs of $100 thousand. Commissions relate to our SBA operations and the decrease is consistent with the decrease in SBA loan originations and sales in the comparison periods.

The increase in amortization of intangibles is related to the amortization of the core deposit intangible recorded on the acquisition of the Carson City branch. The decline in professional fees included a decline in consulting costs of $42 thousand much of which was related to an external review of our compliance management system during the first quarter of 2018.

The following table describes the components of non-interest expense for the three-month periods ended March 31, 2019 and 2018, dollars in thousands:

	For the Three Months Ended March 31,
	2019	2018	Dollar Change	Percentage Change
Salaries and employee benefits	$3,200	$3,113	$87	2.8%
Occupancy and equipment	858	702	156	22.2%
Outside service fees	604	573	31	5.4%
Professional fees	121	219	(98)	-44.7%
Telephone and data communication	120	136	(16)	-11.8%
Director compensation and expenses	107	90	17	18.9%
Business development	106	79	27	34.2%
Armored car and courier	89	77	12	15.6%
Advertising and shareholder relations	82	78	4	5.1%
Amortization of Core Deposit Intangible	69	2	67	3,350.0%
Deposit insurance	65	74	(9)	-12.2%
Loan collection expenses	53	89	(36)	-40.4%
Stationery and supplies	26	28	(2)	-7.1%
OREO costs	23	41	(18)	-43.9%
Gain on Sale of OREO and other vehicles	(9)	(34)	25	73.5%
Other	170	182	(12)	-6.6%
Total non-interest expense	$5,684	$5,449	$235	4.3%

Provision for income taxes. The Company recorded an income tax provision of $1.4 million, or 27.5% of pre-tax income for the three months ended March 31, 2019. This compares to an income tax provision of $1.2 million or 26.0% of pre-tax income during the first three months of 2018. The percentages for 2019 and 2018 differ from statutory rates as tax exempt items of income such as earnings on Bank owned life insurance and municipal loan and securities interest decrease taxable income. In addition, the 2018 provision included income tax benefits related to the exercise of nonqualified stock options of $42 thousand.

Deferred tax assets and liabilities are recognized for the tax consequences of temporary differences between the reported amount of assets and liabilities and their tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The determination of the amount of deferred income tax assets which are more likely than not to be realized is primarily dependent on projections of future earnings, which are subject to uncertainty and estimates that may change given economic conditions and other factors. The realization of deferred income tax assets is assessed and a valuation allowance is recorded if it is "more likely than not" that all or a portion of the deferred tax asset will not be realized. "More likely than not" is defined as greater than a 50% chance. All available evidence, both positive and negative is considered to determine whether, based on the weight of that evidence, a valuation allowance is needed. Based upon the analysis of available evidence, management has determined that it is "more likely than not" that all deferred income tax assets as of March 31, 2019 and December 31, 2018 will be fully realized and therefore no valuation allowance was recorded. On the consolidated balance sheet, net deferred tax assets are included in accrued interest receivable and other assets.

FINANCIAL CONDITION

Loan Portfolio. Gross loans balances increased by $7 million, or 1%, from $566 million at December 31, 2018 to $573 million at March 31, 2019. The increase in loan balances includes increases of $10.8 million in commercial real estate loans, $5.6 million in automobile loans, $0.9 million in agricultural loans and $0.5 million in residential real estate loans. These increases were partially offset by declines in other loan categories the largest of which were decreases of $6.9 million in commercial loans and $2.5 million in construction loans.  During the current quarter one client prepaid a total of $11.6 million in loans consisting of $4.5 million in commercial loans, $4.9 million in commercial real estate loans and $2.2 million in construction loans. The Company continues to manage the mix of its loan portfolio consistent with its identity as a community bank serving the financing needs of all sectors of the area it serves. Although the Company offers a broad array of financing options, it continues to concentrate its focus on small to medium sized commercial businesses. These loans offer diversification as to industries and types of businesses, thus limiting material exposure in any industry concentrations. The Company offers both fixed and floating rate loans and obtains collateral in the form of real property, business assets and deposit accounts, but looks to business and personal cash flows as its primary source of repayment.

As shown in the following table the Company's largest lending categories are commercial real estate loans, auto loans, agricultural loans and commercial loans.

(dollars in thousands)	Balance at End of Period	Percent of Loans in Each Category to Total Loans	Balance at End of Period	Percent of Loans in Each Category to Total Loans
	3/31/19	3/31/19	12/31/18	12/31/18
Commercial	$42,707	7.4%	$49,563	8.8%
Agricultural	70,041	12.2%	69,160	12.2%
Real estate - residential	16,413	2.9%	15,900	2.8%
Real estate – commercial	282,533	49.3%	271,710	48.0%
Real estate – construction & land	37,637	6.6%	40,161	7.1%
Equity Lines of Credit	37,519	6.5%	38,490	6.8%
Auto	82,737	14.4%	77,135	13.6%
Other	3,859	0.7%	4,080	0.7%
Total Gross Loans	$573,446	100%	$566,199	100%

The Company’s real estate related loans, including real estate mortgage loans, real estate construction and land development loans, consumer equity lines of credit, and agricultural loans secured by real estate comprised 72% of the total loan portfolio at March 31, 2019. Moreover, the business activities of the Company currently are focused in the California counties of Plumas, Nevada, Placer, Lassen, Modoc, Shasta, and Sierra and in Washoe County in Northern Nevada. Consequently, the results of operations and financial condition of the Company are dependent upon the general trends in these economies and, in particular, the residential and commercial real estate markets. In addition, the concentration of the Company's operations in these areas of Northeastern California and Northwestern Nevada exposes it to greater risk than other banking companies with a wider geographic base in the event of catastrophes, such as earthquakes, fires and floods in these regions.

The rates of interest charged on variable rate loans are set at specific increments in relation to the Company's lending rate or other indexes such as the published prime interest rate or U.S. Treasury rates and vary with changes in these indexes. The frequency in which variable rate loans reprice can vary from one day to several years. At March 31, 2019 and December 31, 2018, approximately 73% and 75%, respectively of the Company's loan portfolio was comprised of variable rate loans. At March 31, 2019 and December 31, 2018, 33% of the variable loans were at their respective floor rate. While real estate mortgage, commercial and consumer lending remain the foundation of the Company's historical loan mix, some changes in the mix have occurred due to the changing economic environment and the resulting change in demand for certain loan types. The most significant change has been an increase in indirect auto lending with automobile loans increasing from 2.5% of gross loans at December 31, 2011 to 14.4% of gross loans at March 31, 2019. The automobile portfolio provides diversification to the loan portfolio in terms of rate, term and balance as these loans tend to have a much shorter term and balance than commercial real-estate loans and are fixed rate. In addition, the Company remains committed to the agricultural industry in Northern California and will continue to pursue high quality agricultural loans. Agricultural loans include both commercial and commercial real estate loans. The Company’s agricultural loan balances totaled $70 million at March 31, 2019 and $69 million at December 31, 2018.

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

(dollars in thousands)	For the Three Months Ended March 31,		For the Year Ended December 31
	2019	2018	2018	2017	2016
Balance at beginning of period	$6,958	$6,669	$6,669	$6,549	$6,078
Charge-offs:
Commercial and agricultural	16	265	325	202	268
Real estate mortgage	-	-	25	48	292
Real estate construction & land	-	-	-	-	5
Consumer (includes equity LOC & Auto)	335	184	841	629	414
Total charge-offs	351	449	1,191	879	979
Recoveries:
Commercial and agricultural	9	7	83	89	53
Real estate mortgage	1	108	114	118	45
Real estate construction & land	-	2	3	-	389
Consumer (includes equity LOC & Auto)	50	85	280	192	163
Total recoveries	60	202	480	399	650
Net charge-offs	291	247	711	480	329
Provision for loan losses	400	200	1,000	600	800
Balance at end of period	$7,067	$6,622	$6,958	$6,669	$6,549
Net charge-offs during the period to average loans (annualized for the three-month periods)	0.25%	0.20%	0.14%	0.10%	0.08%
Allowance for loan losses to total loans	1.23%	1.35%	1.23%	1.37%	1.42%

During the three months ended March 31, 2019 and 2018 we recorded a provision for loan losses of $400 thousand and $200 thousand, respectively. Net charge-offs totaled $291 thousand during the three months ended March 31, 2019, an increase of $44 thousand from $247 thousand during the three months ended March 31, 2018.

The following table provides a breakdown of the allowance for loan losses at March 31, 2019 and December 31, 2018:

(dollars in thousands)	Balance at End of Period	Percent of Loans in Each Category to Total Loans	Balance at End of Period	Percent of Loans in Each Category to Total Loans
	2019	2019	2018	2018
Commercial and agricultural	$1,338	19.6%	$1,452	21.0%
Real estate mortgage	3,164	52.2%	2,900	50.8%
Real estate construction & land	641	6.6%	758	7.1%
Consumer (includes equity LOC & Auto)	1,924	21.6%	1,848	21.1%
Total	$7,067	100.0%	$6,958	100.0%

The allowance for loan losses totaled $7.1 million at March 31, 2019 and $7.0 million at December 31, 2018. Specific reserves related to impaired loans increased by $48 thousand from $181 thousand at December 31, 2018 to $229 thousand at March 31, 2019. At least quarterly the Company evaluates each specific reserve and if it determines that the loss represented by the specific reserve is uncollectable it records a charge-off for the uncollectable portion. General reserves were $6.8 million at March 31, 2019 and December 31, 2018. The allowance for loan losses as a percentage of total loans was 1.23% at March 31, 2019 and December 31, 2018. The percentage of general reserves to unimpaired loans totaled 1.20% at March 31, 2019 and December 31, 2018.

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

Loans restructured (TDRs) and not included in nonperforming loans in the following table totaled $1.0 million, $1.0 million, $1.1 million, $2.6 million and $2.0 million at March 31, 2019 and December 31, 2018, 2017, 2016, and 2015, respectively. For additional information related to restructured loans see Note 5 of the Company’s Consolidated Financial Statements in Item 8 – Financial Statements and Supplementary Data of this Annual Report on Form 10-K.

The following table sets forth the amount of the Company's nonperforming assets as of the dates indicated.

	At March 31,	At December 31,
	2019	2018	2017	2016	2015
	(dollars in thousands)

Nonaccrual loans	$1,457	$1,117	$1,226	$2,724	$4,546
Loans past due 90 days or more and still accruing	-	-	1,796	-	-
Total nonperforming loans	1,457	1,117	3,022	2,724	4,546
Other real estate owned	1,170	1,170	1,344	735	1,756
Other vehicles owned	83	53	35	12	30
Total nonperforming assets	$2,710	$2,340	$4,401	$3,471	$6,332
Interest income forgone on nonaccrual loans	$26	$46	$50	$164	$303
Interest income recorded on a cash basis on nonaccrual loans	$-	$-	$-	$29	$-
Nonperforming loans to total loans	0.21%	0.20%	0.62%	0.59%	1.13%
Nonperforming assets to total assets	0.33%	0.28%	0.59%	0.53%	1.06%

Nonperforming loans at March 31, 2019 were $1.5 million, an increase of $340 thousand from the $1.1 million balance at December 31, 2018. Specific reserves on nonaccrual loans totaled $185 thousand at March 31, 2019 and $128 thousand at December 31, 2018, respectively. Performing loans past due thirty to eighty-nine days were $2.0 million at March 31, 2019 down from $2.6 million at December 31, 2018.

A substandard loan is not adequately protected by the current sound worth and paying capacity of the borrower or the value of the collateral pledged, if any. Total substandard loans increased by $442 thousand from $741 thousand at December 31, 2018 to $1.2 million at March 31, 2019. Loans classified as special mention increased by $199 thousand from $4.3 million at December 31, 2018 to $4.5 million at March 31, 2019. At March 31, 2019, $33 thousand of performing loans were classified as substandard. Further deterioration in the credit quality of individual performing substandard loans or other adverse circumstances could result in the need to place these loans on nonperforming status.

At March 31, 2019 and December 31, 2018, the Company's recorded investment in impaired loans totaled $1.7 million and $1.3 million, respectively. The specific allowance for loan losses related to impaired loans totaled $229 thousand and $181 thousand at March 31, 2019 and December 31, 2018, respectively. Additionally, $11 thousand had been charged off against the impaired loans at March 31, 2019 and December 31, 2018.

It is the policy of management to make additions to the allowance for loan losses so that it remains appropriate to absorb the inherent risk of loss in the portfolio. Management believes that the allowance at March 31, 2019 is appropriate. However, the determination of the amount of the allowance is judgmental and subject to economic conditions which cannot be predicted with certainty. Accordingly, the Company cannot predict whether charge-offs of loans in excess of the allowance may occur in future periods.

OREO represents real property acquired by the Bank either through foreclosure or through a deed in lieu thereof from the borrower. Repossessed assets include vehicles and other commercial assets acquired under agreements with delinquent borrowers. OREO holdings represented six properties totaling $1.2 million at March 31, 2019 and December 31, 2018. Nonperforming assets as a percentage of total assets were 0.33% at March 31, 2019 and 0.28% at December 31, 2018.

The following table provides a summary of the change in the number and balance of OREO properties for the three months ended March 31, 2019 and 2018, dollars in thousands:

	Three Months Ended March 31,
	#	2019	#	2018
Beginning Balance	6	$1,170	6	$1,344
Additions	-	-	1	114
Dispositions	-	-	-	(377)
Ending Balance	6	$1,170	7	$1,081

The disposition in 2018 was related to the sale of a portion of a property.

Investment Portfolio and Federal Funds Sold. Total investment securities were $173.2 million as of March 31, 2019 and $171.5 million as of December 31, 2018. Unrealized loss on available-for-sale investment securities totaling $264 thousand were recorded, net of $78 thousand in tax benefits, as accumulated other comprehensive loss within shareholders' equity at March 31, 2019. Unrealized loss on available-for-sale investment securities totaling $2.9 million were recorded, net of $846 thousand in tax benefits, as accumulated other comprehensive income within shareholders' equity at December 31, 2018.

During the three months ended March 31, 2018 the Company sold eighteen available-for-sale investment securities for total proceeds of $4.2 million recording a $8 thousand loss on sale. No investments were sold during the three months ended March 31, 2019.

The investment portfolio at March 31, 2019 consisted of $132.1 million in securities of U.S. Government-sponsored agencies and 122 municipal securities totaling $41.1 million. The investment portfolio at December 31, 2018 consisted of $132.7 million in securities of U.S. Government-sponsored agencies and 119 municipal securities totaling $38.8 million.

There were no Federal funds sold at March 31, 2019 and December 31, 2018; however, the Bank maintained interest earning balances at the Federal Reserve Bank totaling $17.5 million at March 31, 2019 and $19.9 million at December 31, 2018. The balances, at March 31, 2019, earn interest at the rate of 2.40%.

The Company classifies its investment securities as available-for-sale or held-to-maturity. Currently all securities are classified as available-for-sale. Securities classified as available-for-sale may be sold to implement the Company's asset/liability management strategies and in response to changes in interest rates, prepayment rates and similar factors.

Deposits. Total deposits increased by $4.4 million from $727 million at December 31, 2018 to $731 million at March 31, 2019. This increase was driven by an $8.1 million increase in non-interest-bearing demand deposits. Additionally, savings accounts increased by $1.6 million. Partially offsetting these increases were declines in NOW accounts of $3.0 million and time deposits of $2.3 million. The Company continues to manage the mix of its deposits consistent with its identity as a community bank serving the financial needs of its customers.

The following table shows the distribution of deposits by type at March 31, 2019 and December 31, 2018.

(dollars in thousands)	Balance at End of Period	Percent of Deposits in Each Category to Total Deposits	Balance at End of Period	Percent of Deposits in Each Category to Total Deposits
	3/31/19	3/31/19	12/31/18	12/31/18
Non-interest bearing	$312,121	42.7%	$304,039	41.8%
NOW	102,132	14.0%	105,107	14.5%
Money Market	82,764	11.3%	82,743	11.4%
Savings	179,289	24.5%	177,710	24.5%
Time	54,617	7.5%	56,966	7.8%
Total Deposits	$730,923	100%	$726,565	100%

Deposits represent the Bank's primary source of funds. Deposits are primarily core deposits in that they are demand, savings and time deposits generated from local businesses and individuals. These sources are considered to be relatively stable, long-term relationships thereby enhancing steady growth of the deposit base without major fluctuations in overall deposit balances. The Company experiences, to a small degree, some seasonality with the slower growth period between November through April, and the higher growth period from May through October. In order to assist in meeting any funding demands, the Company maintains a secured borrowing arrangement with the FHLB. There were no brokered deposits at March 31, 2019 or December 31, 2018.

Short-term Borrowing Arrangements. The Company is a member of the FHLB and can borrow up to $210 million from the FHLB secured by commercial and residential mortgage loans with carrying values totaling $344 million. The Company is required to hold FHLB stock as a condition of membership. At March 31, 2019 and December 31, 2018, the Company held $3.0 million of FHLB stock which is recorded as a component of other assets. Based on this level of stock holdings at March 31, 2019, the Company can borrow up to $112.1 million. To borrow the $210 million in available credit the Company would need to purchase $2.6 million in additional FHLB stock. In addition to its FHLB borrowing line, the Company has unsecured short-term borrowing agreements with three of its correspondent banks in the amounts of $20 million, $11 million and $10 million. There were no outstanding borrowings to the FHLB or the correspondent banks under these agreements at March 31, 2019 and December 31, 2018.

Note Payable. On October 1, 2018 the Company renewed its line of credit, for a one-year term, with the same lender (the “Note”). The maximum amount outstanding at any one time on the Note cannot exceed $5 million. There were no borrowings on the Note during the three months ended March 31, 2019 or the year ended December 31, 2018. The Note bears interest at a rate of the U.S. "Prime Rate" plus one-quarter percent per annum and is secured by 100 shares of Plumas Bank stock representing the Company's 100% ownership interest in Plumas Bank. Under the Note, the Bank is subject to several negative and affirmative covenants including, but not limited to providing timely financial information, maintaining specified levels of capital, restrictions on additional borrowings, and meeting or exceeding certain capital and asset quality ratios. The Bank was in compliance with all such covenants related to the Note at March 31, 2019 and December 31, 2018.

Repurchase Agreements. In 2011 the Bank introduced a new product for its larger business customers which use securities sold under agreements to repurchase as an alternative to interest-bearing deposits. Securities sold under agreements to repurchase totaling $8.9 million and $13.1 million at March 31, 2019 and December 31, 2018, respectively are secured by U.S. Government agency securities with a carrying amount of $21.3 million and $21.8 million at March 31, 2019 and December 31, 2018, respectively. Interest paid on this product is similar to that which is paid on the Bank’s premium money market account; however, these are not deposits and are not FDIC insured.

Junior Subordinated Deferrable Interest Debentures. Plumas Statutory Trust I and II are business trust subsidiaries formed by the Company with capital of $341,000 and $175,000, respectively, for the sole purpose of issuing trust preferred securities fully and unconditionally guaranteed by the Company.

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

Trust I’s Subordinated Debentures mature on September 26, 2032, bear a current interest rate of 6.01% (based on 3-month LIBOR plus 3.40%), with repricing and payments due quarterly. Trust II’s Subordinated Debentures mature on September 28, 2035, bear a current interest rate of 4.09% (based on 3-month LIBOR plus 1.48%), with repricing and payments due quarterly. The interest rate of the Trust Preferred Securities issued by Trust I adjust on each quarterly anniversary date to equal the 3-month LIBOR plus 3.40%. The Trust Preferred Securities issued by Trust II adjust on each quarterly anniversary date to equal the 3-month LIBOR plus 1.48%. Both Trusts I and II have the option to defer payment of the distributions for a period of up to five years, as long as the Company is not in default on the payment of interest on the Subordinated Debentures.

Interest expense recognized by the Company for the three months ended March 31, 2019 and 2018 related to the subordinated debentures was $140 thousand and $112 thousand, respectively.

Capital Resources

Shareholders’ equity increased by $5.8 million from $66.9 million at December 31, 2018 to $72.7 million at March 31, 2019. The $5.8 million increase was related to earnings during the first quarter of 2019 of $3.8 million, a decline in the unrealized loss on investment securities of $1.9 million and $0.1 million representing stock option activity.

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

Capital Standards. In July, 2013, the federal bank regulatory agencies approved the final rules implementing the Basel Committee on Banking Supervision’s capital guidelines for U.S. banks, sometimes called “Basel III”. The phase-in period for the final rules began in 2015, with certain of the rules’ requirements phased in over a multi-year schedule. Under the final rules minimum requirements increased for both the quantity and quality of capital held by the Company and the Bank. The new capital rules include a new minimum “common equity Tier 1” ratio of 4.5%, a Tier 1 capital ratio of 6.0% (increased from 4.0%), a total risk-based capital ratio of 8.0%, and a minimum leverage ratio of 4.0% (calculated as Tier 1 capital to average consolidated assets). The effective date of these requirements was January 1, 2015. In addition, the new capital rules include a capital conservation buffer of 2.5% above each of these levels (to be phased in over three years which beginning at 0.625% on January 1, 2016 and increasing by that amount on each subsequent January 1, until reaching 2.5% on January 1, 2019) will be required for banking institutions to avoid restrictions on their ability to pay dividends, repurchase stock or pay discretionary bonuses. Including the capital conservation buffer of 2.5%, the new capital rules would result in the following minimum ratios to be considered well capitalized: (i) a Tier 1 capital ratio of 8.5%, (ii) a common equity Tier 1 capital ratio of 7.0%, and (iii) a total capital ratio of 10.5%. The final rules also implement strict eligibility criteria for regulatory capital instruments.

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

The following table sets forth the Bank's actual capital amounts and ratios (dollar amounts in thousands):

			Minimum Amount of Capital Required
					To be Well-Capitalized
			For Capital		Under Prompt
	Actual		Adequacy Purposes (1)		Corrective Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
March 31, 2019
Common Equity Tier 1 Ratio	$80,639	12.4%	$29,353	4.5%	$42,399	6.5%
Tier 1 Leverage Ratio	80,639	9.7%	33,197	4.0%	41,497	5.0%
Tier 1 Risk-Based Capital Ratio	80,639	12.4%	39,138	6.0%	52,184	8.0%
Total Risk-Based Capital Ratio	87,956	13.5%	52,184	8.0%	65,230	10.0%

December 31, 2018
Common Equity Tier 1 Ratio	$76,545	11.8%	$29,071	4.5%	$41,991	6.5%
Tier 1 Leverage Ratio	76,545	9.3%	32,765	4.0%	40,956	5.0%
Tier 1 Risk-Based Capital Ratio	76,545	11.8%	38,761	6.0%	51,681	8.0%
Total Risk-Based Capital Ratio	83,753	13.0%	51,681	8.0%	64,602	10.0%

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

Off-Balance Sheet Arrangements

Loan Commitments. In the normal course of business, there are various commitments outstanding to extend credits that are not reflected in the financial statements. Commitments to extend credit and letters of credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Annual review of commercial credit lines, letters of credit and ongoing monitoring of outstanding balances reduces the risk of loss associated with these commitments. As of March 31, 2019, the Company had $118.2 million in unfunded loan commitments and $417 thousand in letters of credit. This compares to $126.9 million in unfunded loan commitments and $417 thousand in letters of credit at December 31, 2018. Of the $118.2 million in unfunded loan commitments, $68.6 million and $49.6 million represented commitments to commercial and consumer customers, respectively. Of the total unfunded commitments at March 31, 2019, $66.7 million were secured by real estate, of which $27.3 million was secured by commercial real estate and $39.4 million was secured by residential real estate in the form of equity lines of credit. The commercial loan commitments not secured by real estate primarily represent business lines of credit, while the consumer loan commitments not secured by real estate primarily represent revolving credit card lines and overdraft protection lines. Since some of the commitments are expected to expire without being drawn upon the total commitment amounts do not necessarily represent future cash requirements.

Leases. The Company leases three depository branches, four lending offices and two non-branch automated teller machine locations. Total rental expenses under all leases were $109,000 and $92,000 during the three months ended March 31, 2019 and 2018, respectively. The expiration dates of the leases vary, with the first such lease expiring during 2019 and the last such lease expiring during 2022.

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

The Company is a member of the FHLB and can borrow up to $210 million from the FHLB secured by commercial and residential mortgage loans with carrying values totaling $344 million. See “Short-term Borrowing Arrangements” for additional information on our FHLB borrowing capacity. In addition to its FHLB borrowing line, the Company has unsecured short-term borrowing agreements with three of its correspondent banks in the amounts of $20 million, $11 million and $10 million. There were no outstanding borrowings under the FHLB or the correspondent bank borrowing lines at March 31, 2019 or December 31, 2018.

Customer deposits are the Company’s primary source of funds. Total deposits increased by $4.4 million from $727 million at December 31, 2018 to $731 million at March 31, 2019. Deposits are held in various forms with varying maturities. The Company’s securities portfolio, Federal funds sold, FHLB advances, and cash and due from banks serve as the primary sources of liquidity, providing adequate funding for loans during periods of high loan demand. During periods of decreased lending, funds obtained from the maturing or sale of investments, loan payments, and new deposits are invested in short-term earning assets, such as cash held at the FRB, Federal funds sold and investment securities, to serve as a source of funding for future loan growth. Management believes that the Company’s available sources of funds, including borrowings, will provide adequate liquidity for its operations in the foreseeable future.

Recent Developments. On April 17, 2019 the Company declared a semi-annual cash dividend totaling $0.23 per share, or approximately $1.2 million, payable on May 15, 2019 to shareholders of record at the close of business day on May 1, 2019.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

The Company’s management, including the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of March 31, 2019.  The Company’s disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the U.S. Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.  Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2019.

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended March 31, 2019 that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

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

Item 1A RISK FACTORS

There have been no material changes to the principal risks that we believe are material to our business, results of operations and financial condition, from the risk factors previously disclosed in the 2018 Annual Report on Form 10-K. For a discussion on these risk factors, please see “Item 1A. Risk Factors” contained in the 2018 Annual Report on Form 10-K.

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

10.3

Amendment to Salary Continuation Agreement of Andrew J. Ryback dated April 1, 2019, is included as Exhibit 10.1 to the Registrant’s 8-K filed on April 2, 2019, which is incorporated by this reference herein.

10.4

Amendment to Salary Continuation Agreement of Richard L. Belstock dated April 1, 2019, is included as Exhibit 10.2 to the Registrant’s 8-K filed on April 2, 2019, which is incorporated by this reference herein.

10.5	Amendment to Salary Continuation Agreement of BJ North dated April 1, 2019, is included as Exhibit 10.3 to the Registrant’s 8-K filed on April 2, 2019, which is incorporated by this reference herein.

10.6	Salary Continuation Agreement of Aaron Boigon dated April 1, 2019, is included as Exhibit 10.4 to the Registrant’s 8-K filed on April 2, 2019, which is incorporated by this reference herein.

10.7	Promissory Note Dated October 24, 2013, is included as Exhibit 10.6 to the Registrant’s 10-Q filed on November 7, 2013, which is incorporated by this reference herein.

10.8	Director Retirement Agreement of John Flournoy dated March 21, 2007, is included as Exhibit 10.8 to Registrant’s 10-Q for March 31, 2007, which is incorporated by this reference herein.

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

31.1*	Rule 13a-14(a) [Section 302] Certification of Principal Financial Officer dated May 2, 2019.

31.2*	Rule 13a-14(a) [Section 302] Certification of Principal Executive Officer dated May 2, 2019.

32.1*	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 dated May 2, 2019.

32.2*	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 dated May 2, 2019.

101.INS*	XBRL Instance Document.

101.SCH*	XBRL Taxonomy Schema.

101.CAL*	XBRL Taxonomy Calculation Linkbase.

101.DEF*	XBRL Taxonomy Definition Linkbase.

101.LAB*	XBRL Taxonomy Label Linkbase.

101.PRE*	XBRL Taxonomy Presentation Linkbase.

*	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PLUMAS BANCORP
(Registrant)
Date: May 2, 2019
/s/ Richard L. Belstock
Richard L. Belstock
Chief Financial Officer

/s/ Andrew J. Ryback
Andrew J. Ryback
Director, President and Chief Executive Officer