Form 10-Q
period 2019-06-30
PLUMAS BANCORP
filed 2019-08-07
CIK 1168455

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED June 30, 2019

☐	TRANSITION REPORT UNDER SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM __________ TO ___________

COMMISSION FILE NUMBER: 000-49883

PLUMAS BANCORP

(Exact Name of Registrant as Specified in Its Charter)

California	75-2987096
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

35 S. Lindan Avenue, Quincy, California	95971
(Address of Principal Executive Offices)	(Zip Code)

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of August 2, 2019. 5,159,560 shares.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

PLUMAS BANCORP AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands, except share data)

	June 30, 2019	December 31, 2018

Assets
Cash and cash equivalents	$33,747	$46,686
Investment securities available for sale	173,692	171,507
Loans, less allowance for loan losses of $7,058 at June 30, 2019 and $6,958 at December 31, 2018	588,600	562,498
Real estate acquired through foreclosure	1,094	1,170
Premises and equipment, net	14,355	14,287
Bank owned life insurance	13,020	12,856
Accrued interest receivable and other assets	14,750	15,394
Total assets	$839,258	$824,398

Liabilities and Shareholders’ Equity

Deposits:
Non-interest bearing	$318,336	$304,039
Interest bearing	418,875	422,526
Total deposits	737,211	726,565
Repurchase agreements	7,944	13,058
Accrued interest payable and other liabilities	6,755	7,533
Junior subordinated deferrable interest debentures	10,310	10,310
Total liabilities	762,220	757,466
Commitments and contingencies (Note 5)

Shareholders’ equity:
Common stock, no par value; 22,500,000 shares authorized; issued and outstanding – 5,159,560 shares at June 30, 2019 and 5,137,476 at December 31, 2018	7,147	6,944
Retained earnings	68,447	62,005
Accumulated other comprehensive income (loss), net	1,444	(2,017)
Total shareholders’ equity	77,038	66,932
Total liabilities and shareholders’ equity	$839,258	$824,398

See notes to unaudited condensed consolidated financial statements.

 PLUMAS BANCORP AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(In thousands, except per share data)

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2019	2018	2019	2018
Interest Income:
Interest and fees on loans	$8,385	$7,209	$16,894	$13,987
Interest on investment securities	1,140	980	2,278	1,836
Other	95	105	274	289
Total interest income	9,620	8,294	19,446	16,112
Interest Expense:
Interest on deposits	322	153	619	304
Interest on junior subordinated deferrable interest debentures	136	127	276	239
Other	3	1	6	3
Total interest expense	461	281	901	546
Net interest income before provision for loan losses	9,159	8,013	18,545	15,566
Provision for Loan Losses	200	300	600	500
Net interest income after provision for loan losses	8,959	7,713	17,945	15,066
Non-Interest Income:
Service charges	670	653	1,320	1,294
Interchange revenue	583	553	1,097	1,044
Gain on sale of loans	231	533	475	1,199
Gain on equity securities with no readily determinable fair value	-	-	-	209
Gain (loss) on sale of investments	20	-	20	(8)
Other	507	486	1,064	1,019
Total non-interest income	2,011	2,225	3,976	4,757
Non-Interest Expenses:
Salaries and employee benefits	3,104	2,923	6,304	6,036
Occupancy and equipment	825	705	1,683	1,407
Other	1,814	1,601	3,440	3,236
Total non-interest expenses	5,743	5,229	11,427	10,679
Income before provision for income taxes	5,227	4,709	10,494	9,144
Provision for Income Taxes	1,417	1,264	2,866	2,419
Net income	$3,810	$3,445	$7,628	$6,725

Basic earnings per share	$0.74	$0.67	$1.48	$1.32
Diluted earnings per share	$0.73	$0.66	$1.46	$1.29

See notes to unaudited condensed consolidated financial statements.

PLUMAS BANCORP AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

(In thousands)

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2019	2018	2019	2018

Net income	$3,810	$3,445	$7,628	$6,725
Other comprehensive income:
Change in net unrealized gain/loss	2,334	(783)	4,933	(3,372)
Reclassification adjustments for net (gains) losses included in net income	(20)	-	(20)	8
Net unrealized holding gain (loss)	2,314	(783)	4,913	(3,364)
Related tax effect:
Change in net unrealized gain/loss	(690)	232	(1,458)	997
Reclassification of net gains (losses) included in net income	6	-	6	(2)
Income tax effect	(684)	232	(1,452)	995
Other comprehensive income (loss)	1,630	(551)	3,461	(2,369)
Total comprehensive income	$5,440	$2,894	$11,089	$4,356

See notes to unaudited condensed consolidated financial statements.

PLUMAS BANCORP AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

(in thousands, except shares)

	Common Stock		Retained	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’
	Shares	Amount	Earnings	(Net of Taxes)	Equity

Balance, December 31, 2017	5,064,972	$6,415	$49,855	$(570)	$55,700

Net Income			6,725		6,725
Other comprehensive loss				(2,369)	(2,369)
Cash dividends on common stock			(920)		(920)
Exercise of stock options and tax effect	53,704	263			263
Stock-based compensation expense		98			98
Balance, June 30, 2018	5,118,676	$6,776	$55,660	$(2,939)	$59,497

Balance, December 31, 2018	5,137,476	$6,944	$62,005	$(2,017)	$66,932

Net Income			7,628		7,628
Other comprehensive income				3,461	3,461
Cash dividends on common stock			(1,186)		(1,186)
Exercise of stock options and tax effect	22,084	103			103
Stock-based compensation expense		100			100
Balance, June 30, 2019	5,159,560	$7,147	$68,447	$1,444	$77,038

See notes to unaudited condensed consolidated financial statements.

PLUMAS BANCORP AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	For the Six Months
	Ended June 30,
	2019	2018
Cash Flows from Operating Activities:
Net income	$7,628	$6,725
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	600	500
Change in deferred loan origination costs/fees, net	(480)	(948)
Depreciation and amortization	722	489
Stock-based compensation expense	100	98
(Gain) loss on sale of investments	(20)	8
Amortization of investment security premiums	371	343
Gain on equity securities with no readily determinable fair value	-	(209)
Gain on sale of OREO and other vehicles	(18)	(75)
Gain on sale of loans held for sale	(475)	(1,199)
Loans originated for sale	(9,854)	(22,584)
Proceeds from loan sales	10,837	22,202
Provision from change in OREO valuation	-	38
Earnings on bank-owned life insurance	(164)	(165)
Increase in accrued interest receivable and other assets	(319)	(350)
(Decrease) increase in accrued interest payable and other liabilities	(778)	434
Net cash provided by operating activities	8,150	5,307

Cash Flows from Investing Activities:
Proceeds from principal repayments from available-for-sale government-sponsored mortgage-backed securities	9,829	6,970
Purchases of available-for-sale securities	(19,297)	(35,509)
Proceeds from sale of available-for-sale securities	11,379	4,157
Net increase in loans	(27,242)	(28,455)
Proceeds from Bank owned life insurance	-	338
Proceeds from sale of OREO	85	550
Proceeds from sale of other vehicles	316	275
Purchase of premises and equipment	(608)	(2,900)
Net cash used in investing activities	(25,538)	(54,574)

Continued on next page.

PLUMAS BANCORP AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

(Continued)

	For the Six Months
	Ended June 30,
	2019	2018
Cash Flows from Financing Activities:
Net increase in demand, interest bearing and savings deposits	$17,918	$21,287
Net decrease in time deposits	(7,272)	(4,878)
Net decrease in securities sold under agreements to repurchase	(5,114)	(1,349)
Cash dividends paid on common stock	(1,186)	(920)
Proceeds from exercise of stock options	103	263
Net cash provided by financing activities	4,449	14,403
Decrease in cash and cash equivalents	(12,939)	(34,864)
Cash and Cash Equivalents at Beginning of Year	46,686	87,537
Cash and Cash Equivalents at End of Period	$33,747	$52,673

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:
Interest expense	$895	$549
Income taxes	$3,376	$2,856

Non-Cash Investing Activities:
Real estate and vehicles acquired through foreclosure	$330	$375

Non-Cash Financing Activities:
Common stock retired in connection with the exercise of stock options	$42	$29

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

Plumas Statutory Trust I and Trust II are not consolidated into the Company's consolidated financial statements and, accordingly, are accounted for under the equity method. The Company's investment in Trust I of $344,000 and Trust II of $176,000 are included in accrued interest receivable and other assets on the consolidated balance sheet. The junior subordinated deferrable interest debentures issued and guaranteed by the Company and held by Trust I and Trust II are reflected as debt on the consolidated balance sheet.

The accounting and reporting policies of Plumas Bancorp and subsidiary conform with accounting principles generally accepted in the United States of America and prevailing practices within the banking industry.  In the opinion of management, the unaudited condensed consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the Company’s financial position at June 30, 2019 and the results of its operations and its cash flows for the three-month and six-month periods ended June 30, 2019 and 2018. Our condensed consolidated balance sheet at December 31, 2018 is derived from audited financial statements.

The unaudited condensed consolidated financial statements of the Company have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim reporting on Form 10-Q. Accordingly, certain disclosures normally presented in the notes to the annual consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been omitted. The Company believes that the disclosures are adequate to make the information not misleading. These interim financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's 2018 Annual Report to Shareholders on Form 10-K. The results of operations for the three-month and six-month periods ended June 30, 2019 may not necessarily be indicative of future operating results. In preparing such financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the balance sheet and revenues and expenses for the periods reported. Actual results could differ significantly from those estimates.

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

Pending Accounting Pronouncements

In June 2016, the FASB issued ASU No. 2016-13, Measurement of Credit Losses on Financial Instruments. ASU No. 2016-13 significantly changes how entities will measure credit losses for most financial assets and certain other instruments that aren’t measured at fair value through net income. The standard will replace today’s “incurred loss” approach with an “expected loss” model. The new model, referred to as the current expected credit loss (“CECL”) model, will apply to: (1) financial assets subject to credit losses and measured at amortized cost, and (2) certain off-balance sheet credit exposures. This includes, but is not limited to, loans, leases, held-to-maturity securities, loan commitments, and financial guarantees. The CECL model does not apply to available-for-sale (“AFS”) debt securities. For AFS debt securities with unrealized losses, entities will measure credit losses in a manner similar to what they do today, except that the losses will be recognized as allowances rather than reductions in the amortized cost of the securities. The ASU also simplifies the accounting model for purchased credit-impaired debt securities and loans. ASU No. 2016-13 also expands the disclosure requirements regarding an entity’s assumptions, models, and methods for estimating the allowance for loan and lease losses. ASU No. 2016-13 is effective for interim and annual reporting periods beginning after December 15, 2019; early adoption is permitted for interim and annual reporting periods beginning after December 15, 2018. Entities will apply the standard’s provisions as a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is effective (i.e., modified retrospective approach). The Company has begun its implementation efforts by establishing an implementation team chaired by the Company’s Chief Lending Officer and composed of members of the Company’s credit administration and accounting departments. We have purchased software to support the CECL calculation of the allowance for loan losses under ASU No 2016-13 and have engaged the software vendor to assist in the transition to the CECL model. We expect to produce an initial CECL allowance calculation prior to September 30, 2019. The Company’s preliminary evaluation indicates the provisions of ASU No. 2016-13 are expected to impact the Company’s Consolidated Financial Statements, in particular the level of the reserve for credit losses. However, the Company continues to evaluate the extent of the potential impact.  In July 2019, the FASB proposed changes to the effective date of ASU No. 2016-13 for smaller reporting companies, as defined by the SEC, and other non-SEC reporting entities. The proposal would delay the effective date to fiscal years beginning after December 31, 2022, including interim periods within those fiscal periods. As the Company is a smaller reporting company and has not adopted provisions of the standard early, the proposed delay would be applicable to the Company, if it is approved by the FASB.

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

3.   INVESTMENT SECURITIES AVAILABLE FOR SALE

The amortized cost and estimated fair value of investment securities at June 30, 2019 and December 31, 2018 consisted of the following, in thousands:

Available-for-Sale	June 30, 2019
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Debt securities:
U.S. Government-sponsored agencies collateralized by mortgage obligations- residential	$142,298	$1,553	$(444)	$143,407
Obligations of states and political subdivisions	29,345	963	(23)	30,285
	$171,643	$2,516	$(467)	$173,692

Net unrealized gain on available-for-sale investment securities totaling $2,049,000 were recorded, net of $605,000 in tax benefits, as accumulated other comprehensive income within shareholders' equity at June 30, 2019. During the three and six months ended June 30, 2019 the Company sold forty available-for-sale investment securities for total proceeds of $11,379,000 recording a $20,000 gain on sale. The Company realized a gain on sale from twenty-three of these securities totaling $59,000 and a loss on sale on seventeen securities of $39,000.

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

There were no transfers of available-for-sale investment securities during the six months ended June 30, 2019 and twelve months ended December 31, 2018. There were no securities classified as held-to-maturity at June 30, 2019 or December 31, 2018.

Investment securities with unrealized losses at June 30, 2019 and December 31, 2018 are summarized and classified according to the duration of the loss period as follows, in thousands:

June 30, 2019	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
Debt securities:
U.S. Government-sponsored agencies collateralized by mortgage obligations-residential	$813	$1	$50,258	$443	$51,071	$444
Obligations of states and political subdivisions	-	-	992	23	992	23
	$813	$1	$51,250	$466	$52,063	$467

December 31, 2018	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
Debt securities:
U.S. Government-sponsored agencies collateralized by mortgage obligations-residential	$26,478	$269	$77,476	$2,352	$103,954	$2,621
Obligations of states and political subdivisions	19,270	284	5,672	319	24,942	603
	$45,748	$553	$83,148	$2,671	$128,896	$3,224

At June 30, 2019, the Company held 186 securities of which 58 were in a loss position. Of the securities in a loss position, 1 was in a loss position for less than twelve months. Of the 186 securities, 104 are U.S. Government-sponsored agencies collateralized by residential mortgage obligations and 82 were obligations of states and political subdivisions. The unrealized losses relate principally to market rate conditions. All of the securities continue to pay as scheduled. When analyzing an issuer’s financial condition, management considers the length of time and extent to which the market value has been less than cost; the historical and implied volatility of the security; the financial condition of the issuer of the security; and the Company’s intent and ability to hold the security to recovery. As of June 30, 2019, management does not have the intent to sell these securities nor does it believe it is more likely than not that it will be required to sell these securities before the recovery of its amortized cost basis. Based on the Company’s evaluation of the above and other relevant factors, the Company does not believe the securities that are in an unrealized loss position as of June 30, 2019 are other than temporarily impaired.

The amortized cost and estimated fair value of investment securities at June 30, 2019 by contractual maturity are shown below, in thousands.

	Amortized Cost	Estimated Fair Value
Within one year	$-	$-
After one year through five years	3,284	3,361
After five years through ten years	6,367	6,545
After ten years	19,694	20,379
Investment securities not due at a single maturity date:
Government-sponsored mortgage-backed securities	142,298	143,407
	$171,643	$173,692

Expected maturities will differ from contractual maturities because the issuers of the securities may have the right to call or prepay obligations with or without call or prepayment penalties.

Investment securities with amortized costs totaling $89,285,000 and $92,166,000 and estimated fair values totaling $89,587,000 and $90,122,000 at June 30, 2019 and December 31, 2018, respectively, were pledged to secure deposits and repurchase agreements.

4. LOANS AND THE ALLOWANCE FOR LOAN LOSSES

Outstanding loans are summarized below, in thousands:

	June 30,	December 31,
	2019	2018

Commercial	$47,782	$49,563
Agricultural	76,552	69,160
Real estate – residential	16,328	15,900
Real estate – commercial	285,996	271,710
Real estate – construction and land development	37,523	40,161
Equity lines of credit	38,533	38,490
Auto	85,174	77,135
Other	4,250	4,080
Total loans	592,138	566,199
Deferred loan costs, net	3,520	3,257
Allowance for loan losses	(7,058)	(6,958)
Total net loans	$588,600	$562,498

Changes in the allowance for loan losses, in thousands, were as follows:

	June 30,	December 31,
	2019	2018

Balance, beginning of period	$6,958	$6,669
Provision charged to operations	600	1,000
Losses charged to allowance	(657)	(1,191)
Recoveries	157	480
Balance, end of period	$7,058	$6,958

The recorded investment in impaired loans totaled $2,419,000 and $1,275,000 at June 30, 2019 and December 31, 2018, respectively. The Company had specific allowances for loan losses of $110,000 on impaired loans of $772,000 at June 30, 2019 as compared to specific allowances for loan losses of $181,000 on impaired loans of $424,000 at December 31, 2018. The balance of impaired loans in which no specific reserves were required totaled $1,647,000 and $851,000 at June 30, 2019 and December 31, 2018, respectively. The average recorded investment in impaired loans for the six months ended June 30, 2019 and June 30, 2018 was $1,542,000 and $1,871,000, respectively. The Company recognized $32,000 and $36,000 in interest income for impaired loans during the six months ended June 30, 2019 and 2018, respectively. No interest was recognized on nonaccrual loans accounted for on a cash basis during the six months ended June 30, 2019 and 2018.

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

The carrying value of troubled debt restructurings at June 30, 2019 and December 31, 2018 was $1,057,000 and $1,080,000, respectively. The Company has allocated $47,000 and $53,000 of specific reserves on loans to customers whose loan terms have been modified in troubled debt restructurings as of June 30, 2019 and December 31, 2018, respectively. The Company has not committed to lend additional amounts on loans classified as troubled debt restructurings at June 30, 2019 and December 31, 2018.

There were no troubled debt restructurings that occurred during the six months ending June 30, 2019 or June 30, 2018.

There were no troubled debt restructurings for which there was a payment default within twelve months following the modification during the six months ended June 30, 2019 and 2018, respectively.

At June 30, 2019 and December 31, 2018, nonaccrual loans totaled $2,349,000 and $1,117,000, respectively. Interest foregone on nonaccrual loans totaled $69,000 and $29,000 for the six months ended June 30, 2019 and 2018, respectively. Interest foregone on nonaccrual loans totaled $43,000 and $14,000 for the three months ended June 30, 2019 and 2018, respectively. There were no loans past due 90 days or more and on accrual status at June 30, 2019 and December 31, 2018.

Salaries and employee benefits totaling $1,205,000 and $1,234,000 have been deferred as loan origination costs during the six months ended June 30, 2019 and 2018, respectively. Salaries and employee benefits totaling $607,000 and $736,000 have been deferred as loan origination costs during the three months ended June 30, 2019 and 2018, respectively.

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

Loans not meeting the criteria above that are analyzed individually as part of the above described process are considered to be pass-rated loans.

The following table shows the loan portfolio allocated by management's internal risk ratings at the dates indicated, in thousands:

June 30, 2019	Commercial Credit Exposure
	Credit Risk Profile by Internally Assigned Grade
Grade:	Commercial	Agricultural	Real Estate-Residential	Real Estate-Commercial	Real Estate-Construction	Equity LOC	Total
Pass	$47,255	$73,873	$16,064	$280,025	$37,435	$37,688	$492,340
Special Mention	505	2,679	120	5,109	-	-	8,413
Substandard	22	-	144	862	88	845	1,961
Doubtful	-	-	-	-	-	-	-
Total	$47,782	$76,552	$16,328	$285,996	$37,523	$38,533	$502,714

December 31, 2018	Commercial Credit Exposure
	Credit Risk Profile by Internally Assigned Grade
Grade:	Commercial	Agricultural	Real Estate-Residential	Real Estate-Commercial	Real Estate-Construction	Equity LOC	Total
Pass	$48,905	$68,910	$15,621	$268,159	$40,069	$38,304	$479,968
Special Mention	481	250	124	3,420	-	-	4,275
Substandard	177	-	155	131	92	186	741
Doubtful	-	-	-	-	-	-	-
Total	$49,563	$69,160	$15,900	$271,710	$40,161	$38,490	$484,984

	Consumer Credit Exposure			Consumer Credit Exposure
	Credit Risk Profile Based on Payment Activity			Credit Risk Profile Based on Payment Activity
	June 30, 2019			December 31, 2018
	Auto	Other	Total	Auto	Other	Total
Grade:
Performing	$84,787	$4,227	$89,014	$76,734	$4,071	$80,805
Non-performing	387	23	410	401	9	410
Total	$85,174	$4,250	$89,424	$77,135	$4,080	$81,215

The following tables show the allocation of the allowance for loan losses at the dates indicated, in thousands:

			Real	Real	Real
Six months ended June 30, 2019:	Commercial	Agricultural	Estate- Residential	Estate- Commercial	Estate- Construction	Equity LOC	Auto	Other	Total
Allowance for Loan Losses
Beginning balance	$914	$538	$214	$2,686	$758	$464	$1,289	$95	$6,958
Charge-offs	(137)	-	-	-	-	(5)	(484)	(31)	(657)
Recoveries	16	-	2	-	-	2	135	2	157
Provision	(72)	89	(39)	311	(161)	7	432	33	600
Ending balance	$721	$627	$177	$2,997	$597	$468	$1,372	$99	$7,058
Three months ended June 30, 2019:
Allowance for Loan Losses
Beginning balance	$796	$542	$195	$2,969	$641	$450	$1,384	$90	$7,067
Charge-offs	(121)	-	-	-	-	(5)	(172)	(8)	(306)
Recoveries	7	-	1	-	-	1	88	-	97
Provision	39	85	(19)	28	(44)	22	72	17	200
Ending balance	$721	$627	$177	$2,997	$597	$468	$1,372	$99	$7,058
Six months ended June 30, 2018:
Allowance for Loan Losses
Beginning balance	$725	$623	$231	$2,729	$783	$533	$946	$99	$6,669
Charge-offs	(266)	-	-	-	-	-	(476)	(21)	(763)
Recoveries	15	-	91	18	2	3	155	8	292
Provision	379	(77)	(127)	(48)	(5)	(55)	419	14	500
Ending balance	$853	$546	$195	$2,699	$780	$481	$1,044	$100	$6,698
Three months ended June 30, 2018:
Allowance for Loan Losses
Beginning balance	$772	$494	$212	$2,759	$791	$510	$977	$107	$6,622
Charge-offs	(1)	-	-	-	-	-	(311)	(2)	(314)
Recoveries	8	-	-	1	-	2	73	6	90
Provision	74	52	(17)	(61)	(11)	(31)	305	(11)	300
Ending balance	$853	$546	$195	$2,699	$780	$481	$1,044	$100	$6,698
June 30, 2019:
Allowance for Loan Losses
Ending balance: individually evaluated for impairment	$-	$-	$25	$63	$22	$-	$-	$-	$110
Ending balance: collectively evaluated for impairment	721	627	152	2,934	575	468	1,372	99	6,948
Ending balance	$721	$627	$177	$2,997	$597	$468	$1,372	$99	$7,058
Loans
Ending balance: individually evaluated for impairment	-	250	639	862	114	554	-	-	2,419
Ending balance: collectively evaluated for impairment	$47,782	$76,302	$15,689	$285,134	$37,409	$37,979	$85,174	$4,250	$589,719
Ending balance	$47,782	$76,552	$16,328	$285,996	$37,523	$38,533	$85,174	$4,250	$592,138

			Real	Real	Real
December 31, 2018:	Commercial	Agricultural	Estate- Residential	Estate- Commercial	Estate- Construction	Equity LOC	Auto	Other	Total
Allowance for Loan Losses
Ending balance: individually evaluated for impairment	$128	$-	41	$-	$12	$-	$-	$-	$181
Ending balance: collectively evaluated for impairment	$786	$538	$173	$2,686	$746	$464	$1,289	$95	$6,777
Ending Balance	$914	$538	$214	$2,686	$758	$464	$1,289	$95	$6,958
Loans
Ending balance: individually evaluated for impairment	$128	$250	$649	$131	$117	$-	$-	$-	$1,275
Ending balance: collectively evaluated for impairment	49,435	68,910	15,251	271,579	40,044	38,490	77,135	4,080	564,924
Ending balance	$49,563	$69,160	$15,900	$271,710	$40,161	$38,490	$77,135	$4,080	$566,199

The following table shows an aging analysis of the loan portfolio by the time past due, in thousands:

				Total
June 30, 2019	30-89 Days	90 Days and Still		Past Due and
	Past Due	Accruing	Nonaccrual	Nonaccrual	Current	Total

Commercial	$258	$-	$-	$258	$47,524	$47,782
Agricultural	97	-	-	97	76,455	76,552
Real estate – residential	179	-	144	323	16,005	16,328
Real estate – commercial	348	-	862	1,210	284,786	285,996
Real estate - construction & land	-	-	88	88	37,435	37,523
Equity Lines of Credit	714	-	845	1,559	36,974	38,533
Auto	1,412	-	387	1,799	83,375	85,174
Other	37	-	23	60	4,190	4,250
Total	$3,045	$-	$2,349	$5,394	$586,744	$592,138

				Total
December 31, 2018	30-89 Days	90 Days and Still		Past Due and
	Past Due	Accruing	Nonaccrual	Nonaccrual	Current	Total

Commercial	$11	$-	$144	$155	$49,408	$49,563
Agricultural	-	-	-	-	69,160	69,160
Real estate – residential	154	-	155	309	15,591	15,900
Real estate - commercial	-	-	131	131	271,579	271,710
Real estate - construction & land	-	-	92	92	40,069	40,161
Equity Lines of Credit	596	-	186	782	37,708	38,490
Auto	1,725	-	401	2,126	75,009	77,135
Other	85	-	8	93	3,987	4,080
Total	$2,571	$-	$1,117	$3,688	$562,511	$566,199

The following tables show information related to impaired loans at June 30, 2019, in thousands:

		Unpaid		Average	Interest
	Recorded	Principal	Related	Recorded	Income
As of June 30, 2019:	Investment	Balance	Allowance	Investment	Recognized

With no related allowance recorded:
Commercial	$-	$-	$-	$-	$-
Agricultural	250	250	-	250	8
Real estate – residential	461	461	-	465	17
Real estate – commercial	383	398	-	156	-
Real estate – construction & land	-	-	-	-	-
Equity Lines of Credit	554	565	-	93	-
Auto	-	-	-	-	-
Other	-	-	-	-	-
With an allowance recorded:
Commercial	$-	$-	$-	$-	$-
Agricultural	-	-	-	-	-
Real estate – residential	178	178	25	179	4
Real estate – commercial	479	479	63	283	-
Real estate – construction & land	114	114	22	116	3
Equity Lines of Credit	-	-	-	-	-
Auto	-	-	-	-	-
Other	-	-	-	-	-
Total:
Commercial	$-	$-	$-	$-	$-
Agricultural	250	250	-	250	8
Real estate – residential	639	639	25	644	21
Real estate – commercial	862	877	63	439	-
Real estate – construction & land	114	114	22	116	3
Equity Lines of Credit	554	565	-	93	-
Auto	-	-	-	-	-
Other	-	-	-	-	-
Total	$2,419	$2,445	$110	$1,542	$32

The following tables show information related to impaired loans at December 31, 2018, in thousands:

		Unpaid		Average	Interest
	Recorded	Principal	Related	Recorded	Income
As of December 31, 2018:	Investment	Balance	Allowance	Investment	Recognized

With no related allowance recorded:
Commercial	$-	$-	$-	$-	$-
Agricultural	250	250	-	252	19
Real estate – residential	470	481	-	470	38
Real estate – commercial	131	144	-	136	-
Real estate – construction & land	-	-	-	-	-
Equity Lines of Credit	-	-	-	-	-
Auto	-	-	-	-	-
Other	-	-	-	-	-
With an allowance recorded:
Commercial	$128	$128	$128	$1	$-
Agricultural	-	-	-	-	-
Real estate – residential	179	179	41	181	7
Real estate – commercial	-	-	-	-	-
Real estate – construction & land	117	117	12	120	7
Equity Lines of Credit	-	-	-	-	-
Auto	-	-	-	-	-
Other	-	-	-	-	-
Total:
Commercial	$128	$128	$128	$1	$-
Agricultural	250	250	-	252	19
Real estate – residential	649	660	41	651	45
Real estate – commercial	131	144	-	136	-
Real estate – construction & land	117	117	12	120	7
Equity Lines of Credit	-	-	-	-	-
Auto	-	-	-	-	-
Other	-	-	-	-	-
Total	$1,275	$1,299	$181	$1,160	$71

5. COMMITMENTS AND CONTINGENCIES

The Company is party to claims and legal proceedings arising in the ordinary course of business. In the opinion of the Company’s management, the amount of ultimate liability with respect to such proceedings will not have a material adverse effect on the financial condition or result of operations of the Company taken as a whole.

In the normal course of business, there are various outstanding commitments to extend credit, which are not reflected in the financial statements, including loan commitments of $110.4 million and $126.9 million and stand-by letters of credit of $431 thousand and $417 thousand at June 30, 2019 and December 31, 2018, respectively.

Of the loan commitments outstanding at June 30, 2019, $22.0 million are real estate construction loan commitments that are expected to fund within the next twelve months. The remaining commitments primarily relate to revolving lines of credit or other commercial loans, and many of these are expected to expire without being drawn upon. Therefore, the total commitments do not necessarily represent future cash requirements. Each loan commitment and the amount and type of collateral obtained, if any, are evaluated on an individual basis. Collateral held varies, but may include real property, bank deposits, debt or equity securities or business assets.

Stand-by letters of credit are conditional commitments written to guarantee the performance of a customer to a third party. These guarantees are primarily related to the purchases of inventory by commercial customers and are typically short-term in nature. Credit risk is similar to that involved in extending loan commitments to customers and accordingly, evaluation and collateral requirements similar to those for loan commitments are used. The deferred liability related to the Company’s stand-by letters of credit was not significant at June 30, 2019 or December 31, 2018.

6. LEASES

The Company leases four lending offices, three branch offices, one administrative office and two standalone ATM locations. Two of the branch office leases have options to renew. The exercise of lease renewal options is at our sole discretion; therefore, are not included in our Right of Use (ROU) assets and lease liabilities as they are not reasonably certain of exercise. We regularly evaluate the renewal options and when they are reasonably certain of exercise, we include the renewal period in our lease term. We have elected the practical expedient to exclude short-term leases from our ROU assets and lease liabilities. The three branch leases and two of the lending office leases are classified as operating leases while the remaining leases are all short-term leases. The Company adopted ASU No. 2016-02 on January 1, 2019 and recorded $565,000 in ROU assets and lease liabilities on adoption.

As our leases do not provide an implicit rate, we use our incremental borrowing rate based on the information available at the lease commencement date in determining the present value of the lease payments. The Company’s weighted average incremental borrowing rate used in the calculation of the right-of-use assets and lease liabilities was estimated at 5%. At June 30, 2019 the ROU assets and lease liabilities included on the condensed consolidated balance sheet in other assets and other liabilities, respectively totaled $394,000 consisting of total undiscounted remaining cash flows of $418,000 less a present value discount of $24,000.

The following table presents a maturity analysis of the operating lease liability at June 30, 2019, in thousands:

Maturities of Lease Liabilities
Six months ended December 31, 2019	$133
Year ended December 31, 2020	163
Year ended December 31, 2021	63
Year ended December 31, 2022	59
418
Less: Present value discount	(24)
Lease Liability June 30, 2019	$394

The weighted-average remaining lease term is 2.3 years.

Total lease costs for the six and three months ended June 30, 2019 were as follows, in thousands:

	Six months ended June 30,	Three months ended June 30,
	2019	2019
Operating leases	$176	$88
Short-term leases	26	16
Variable lease expense	22	11
Total lease expense	$224	$115

Variable lease expense consists primarily of maintenance expense paid to maintain common areas. Rent expense for the six and three months ended June 30, 2018, prior to the adoption of ASU 2016-02, was $183,000 and $91,000, respectively, which includes $18,000 and $8,000, respectively, related to variable lease expense.

Cash paid on operating leases was $176,000 and $88,000, respectively for the six and three months ended June 30, 2019.

The following table presents future minimum rental payments under leases with terms in excess of one year as of December 31, 2018 presented in accordance with ASC Topic 840, “Leases”:

Year Ending December 31,
2019	$248,000
2020	163,000
2021	63,000
2022	59,000
2023	-
Total minimum rental payments	$533,000

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

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
(In thousands, except per share data)	2019	2018	2019	2018
Net Income:
Net income	$3,810	$3,445	$7,628	$6,725
Earnings Per Share:
Basic earnings per share	$0.74	$0.67	$1.48	$1.32
Diluted earnings per share	$0.73	$0.66	$1.46	$1.29
Weighted Average Number of Shares Outstanding:
Basic shares	5,155	5,107	5,149	5,089
Diluted shares	5,228	5,222	5,227	5,216

Shares of common stock issuable under stock options for which the exercise prices were greater than the average market prices were not included in the computation of diluted earnings per share due to their antidilutive effect.  Stock options not included in the computation of diluted earnings per share, due to shares not being in-the-money and having an antidilutive effect, were approximately 71,000 and 71,000 for the three-month periods ended June 30, 2019 and 2018, respectively. Stock options not included in the computation of diluted earnings per share, due to shares not being in-the-money and having an antidilutive effect, were approximately 71,000 and 71,000 for the six-month periods ended June 30, 2019 and 2018, respectively.

8. STOCK-BASED COMPENSATION

In 2001, the Company established a Stock Option Plan for which no shares of common stock remain reserved for issuance to employees and directors and no shares are available for future grants as of June 30, 2019.

As of June 30, 2019, all remaining shares in this plan have vested and no compensation cost remains unrecognized.

A summary of the activity within the 2001 Stock Option Plan follows:

	Shares	Weighted Average Exercise Price

Options outstanding at January 1, 2019	6,193	$2.95
Options exercised	(6,193)	2.95
Options outstanding at June 30, 2019	-	$-

In May 2013, the Company established the 2013 Stock Option Plan for which 415,085 shares of common stock are reserved and 238,500 shares are available for future grants as of June 30, 2019. The 2013 Plan requires that the option price may not be less than the fair market value of the stock at the date the option is granted, and that the stock must be paid in full at the time the option is exercised. Payment in full for the option price must be made in cash, with Company common stock previously acquired by the optionee and held by the optionee for a period of at least six months, in options of the Optionee that are fully vested and exercisable or in any combination of the foregoing. The options expire on dates determined by the Board of Directors, but not later than ten years from the date of grant.

No options were granted during the six months ended June 30, 2019. During the six months ended June 30, 2018 the Company granted options to purchase 76,000 shares of common stock.

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

A summary of the activity within the 2013 Plan follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term in Years	Intrinsic Value
Options outstanding at January 1, 2019	196,500	$13.84
Options cancelled	(2,400)	$8.75
Options exercised	(17,515)	7.24
Options outstanding at June 30, 2019	176,585	$14.57	5.1	$1,726,000
Options exercisable at June 30, 2019	102,860	$10.62	4.4	$1,409,000
Expected to vest after June 30, 2019	65,328	$20.07	6.1	$317,000

As of June 30, 2019, there was $354,000 of total unrecognized compensation cost related to non-vested, share-based compensation. That cost is expected to be recognized over a weighted average period of 2.2 years.

The total fair value of options vested during the six months ended June 30, 2019 and 2018 was $197,000 and $150,000, respectively. The total intrinsic value of options at time of exercise was $311,000 and $1,104,000 for the six months ended June 30, 2019 and 2018, respectively.

Compensation cost related to stock options recognized in operating results under the stock option plans was $100,000 and $98,000 for the six months ended June 30, 2019 and 2018, respectively. The associated income tax benefit recognized was $7,000 for the six months ended June 30, 2019 and June 30, 2018. Compensation cost related to stock options recognized in operating results under the stock option plans was $50,000 and $51,000 for the three months ended June 30, 2019 and 2018, respectively. The associated income tax benefit recognized was $4,000 for the three months ended June 30, 2019 and $3,000 for the three months ended June 30, 2018.

Cash received from option exercises under the plans for the six months ended June 30, 2019 and 2018 were $103,000 and $263,000, respectively. The tax benefit realized for the tax deductions from option exercise totaled $24,000 and $99,000 for the six months ended June 30, 2019 and 2018, respectively.

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

Interest expense and penalties associated with unrecognized tax benefits, if any, are classified as income tax expense in the consolidated statements of income. There have been no significant changes to unrecognized tax benefits or accrued interest and penalties for the six months ended June 30, 2019.

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

Fair Value of Financial Instruments

The carrying amounts and estimated fair values of financial instruments, at June 30, 2019 follows, in thousands:

		Fair Value Measurements at June 30, 2019 Using:
	Carrying Value	Level 1	Level 2	Level 3	Total Fair Value
Financial assets:
Cash and cash equivalents	$33,747	$33,747	$-	$-	$33,747
Investment securities	173,692	-	173,692	-	173,692
Loans, net	588,600	-	-	621,764	621,764
FHLB stock	3,517	-	-	-	N/A
Accrued interest receivable	3,101	6	614	2,481	3,101
Financial liabilities:
Deposits	737,211	687,517	49,722	-	737,239
Repurchase agreements	7,944	-	7,944	-	7,944
Junior subordinated deferrable interest debentures	10,310	-	-	7,701	7,701
Accrued interest payable	94	12	60	22	94

The carrying amounts and estimated fair values of financial instruments, at December 31, 2018 follows, in thousands:

		Fair Value Measurements at December 31, 2018 Using:
	Carrying Value	Level 1	Level 2	Level 3	Total Fair Value
Financial assets:
Cash and cash equivalents	$46,686	$46,686	$-	$-	$46,686
Investment securities	171,507	-	171,507	-	171,507
Loans, net	562,498	-	-	580,396	580,396
FHLB stock	3,027	-	-	-	N/A
Accrued interest receivable	3,345	22	685	2,638	3,345
Financial liabilities:
Deposits	726,565	669,599	57,050	-	726,649
Repurchase agreements	13,058	-	13,058	-	13,058
Junior subordinated deferrable interest debentures	10,310	-	-	8,092	8,092
Accrued interest payable	88	11	52	25	88

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

The following tables present information about the Company’s assets and liabilities measured at fair value on a recurring and non-recurring basis as of June 30, 2019 and December 31, 2018, and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value:

Assets and liabilities measured at fair value on a recurring basis at June 30, 2019 are summarized below, in thousands:

		Fair Value Measurements at June 30, 2019 Using

	Total Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
U.S. Government-sponsored agencies collateralized by mortgage obligations- residential	$143,407	$-	$143,407	$-
Obligations of states and political subdivisions	30,285		30,285
	$173,692	$-	$173,692	$-

Assets and liabilities measured at fair value on a recurring basis at December 31, 2018 are summarized below, in thousands:

		Fair Value Measurements at December 31, 2018 Using
	Total Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Assets:
U.S. Government-sponsored agencies collateralized by mortgage obligations- residential	$132,678	$-	$132,678	$-
Obligations of states and political subdivisions	38,829		38,829
	$171,507	$-	$171,507	$-

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

Assets and liabilities measured at fair value on a non-recurring basis at June 30, 2019 are summarized below, in thousands:

		Fair Value Measurements at June 30, 2019 Using
	Total Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Losses Six Months Ended June 30, 2019
Assets:
Impaired loans:
Construction and land	$416	$-	$-	$416	$(63)
Other real estate:		-	-
Real estate – residential	292	-	-	292	-
Real estate – commercial	347	-	-	347	-
Construction and land	455	-	-	455	-
Total other real estate	1,094	-	-	1,094	-
Total	$1,510	$-	$-	$1,510	$(63)

Assets and liabilities measured at fair value on a non-recurring basis at December 31, 2018 are summarized below, in thousands:

		Fair Value Measurements at December 31, 2018 Using
	Total Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Gains (Losses) Six Months Ended June 30, 2018
Assets:
Impaired loans:
Construction and land	$-	$-	$-	$-	$3
Other real estate:
Real estate – residential	368	-	-	368	(38)
Real estate – commercial	347	-	-	347	-
Construction and land	455	-	-	455	-
Total other real estate	1,170	-	-	1,170	(38)
Total	$1,170	$-	$-	$1,170	$(35)

The Company has no liabilities which are reported at fair value.

The following methods were used to estimate fair value.

Collateral-Dependent Impaired Loans: The Bank does not record loans at fair value on a recurring basis. However, from time to time, fair value adjustments are recorded on these loans to reflect partial write-downs, through charge-offs or specific reserve allowances, that are based on fair value estimates of the underlying collateral. The fair value estimates for collateral-dependent impaired loans are generally based on recent real estate appraisals or broker opinions, obtained from independent third parties, which are frequently adjusted by management to reflect current conditions and estimated selling costs (Level 3).   Net (losses) gains of ($63,000) and $3,000 represent impairment charges recognized during the six months ended June 30, 2019 and 2018, respectively, related to the above impaired loans.

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

The following table presents quantitative information about Level 3 fair value measurements for financial instruments measured at fair value on a non-recurring basis at June 30, 2019 and December 31, 2018 (dollars in thousands):

Description	Fair Value 6/30/2019	Fair Value 12/31/2018	Valuation Technique	Significant Unobservable Input	Range (Weighted Average) 6/30/2019				Range (Weighted Average) 12/31/2018
Impaired Loans:

RE – Commercial	$416	$-	Third Party appraisals	Management Adjustments to Reflect Current Conditions and Selling Costs			10%	(10%)			N/A

Other Real Estate:

RE – Residential	$292	$368	Third Party appraisals	Management Adjustments to Reflect Current Conditions and Selling Costs			10%	(10%)	10%	-	34%	(16%)

RE – Commercial	$347	$347	Third Party appraisals	Management Adjustments to Reflect Current Conditions and Selling Costs	16%	-	17%	(16%)	16%	-	17%	(16%)

Construction and Land	$455	$455	Third Party appraisals	Management Adjustments to Reflect Current Conditions and Selling Costs	10%	-	51%	(24%)	10%	-	51%	(24%)

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

INTRODUCTION

The following discussion and analysis sets forth certain statistical information relating to the Company as of June 30, 2019 and December 31, 2018 and for the three- and six-month periods ended June 30, 2019 and 2018. This discussion should be read in conjunction with the condensed consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q and the consolidated financial statements and notes thereto included in Plumas Bancorp’s Annual Report filed on Form 10-K for the year ended December 31, 2018.

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

OVERVIEW - SIX MONTHS ENDED JUNE 30, 2019

Net income increased by $903 thousand from $6.7 million during the six months ended June 30, 2018 to $7.6 million during the current six-month period. Earnings benefited from an increase of $3.0 million in net interest income partially offset by a decline in non-interest income of $781 thousand and increases in the provision for loan losses of $100 thousand, non-interest expense of $748 thousand and $447 thousand in income tax expense. Diluted earnings per share increased to $1.46 for the six months ended June 30, 2019 compared to $1.29 during the six months ended June 30, 2018.

Total assets at June 30, 2019 were $839 million, an increase of $15 million from $824 million at December 31, 2018. The increase in assets includes increases of $26.1 million in net loans and $2.2 million in investment securities. These items were partially offset by a decline of $12.9 million in cash and cash equivalents. At June 30, 2019, cash and cash equivalents totaled $33.7 million, net loans were $588.6 million and investment securities totaled $173.7 million.

Total deposits increased by $10.6 million from $727 million at December 31, 2018 to $737 million at June 30, 2019. Shareholders’ equity increased by $10.1 million from $66.9 million at December 31, 2018 to $77.0 million at June 30, 2019.

The annualized return on average assets was 1.85% for the six months ended June 30, 2019 and 2018. The annualized return on average equity decreased from 23.6% during the first six months of 2018 to 21.4% during the current six-month period.

RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED JUNE 30, 2019

Net interest income before provision for loan losses. Net interest income for the six months ended June 30, 2019 was $18.5 million, an increase of $3.0 million from the $15.5 million earned during the same period in 2018. The increase in net interest income includes an increase of $3.3 million in interest income partially offset by an increase of $355 thousand in interest expense. Net interest margin, which benefited from a 28 basis points increase in average yield on interest-earning assets, increased 21 basis points to 4.84%, up from 4.63% for the same period in 2018.

Interest income increased by 21% to $19.4 million for the six months ended June 30, 2019, up from $16.1 million during the same period in 2018. Related to increases in average loan balances and loan yield, interest and fees on loans increased by $2.9 million to $16.9 million for the six months ended June 30, 2019; compared to $14.0 million during the first half of 2018. The Company’s average loan balances were $576 million for the six months ended June 30, 2019, up $81 million, or 16%, from $495 million for the same period in 2018. The average rate earned on the Company’s loan balances increased by 21 basis points to 5.91% during the first six months of 2019 compared to 5.70% during the first six months of 2018. We attribute this increase in yield primarily to an increase in the prime interest rate. Loan pricing continues to be extremely competitive in our service area.

The following table compares loan balances by type at June 30, 2019 and 2018.

(dollars in thousands)	Balance at End of Period	Percent of Loans in Each Category to Total Loans	Balance at End of Period	Percent of Loans in Each Category to Total Loans
	06/30/19	06/30/19	06/30/18	06/30/18
Commercial	$47,782	8.1%	$49,698	9.6%
Agricultural	76,552	12.9%	63,701	12.4%
Real estate – residential	16,328	2.8%	14,789	2.9%
Real estate – commercial	285,996	48.3%	251,608	48.8%
Real estate – construction & land	37,523	6.3%	25,325	4.9%
Equity Lines of Credit	38,533	6.5%	39,462	7.6%
Auto	85,174	14.4%	67,184	13.0%
Other	4,250	0.7%	3,981	0.8%
Total Gross Loans	$592,138	100%	$515,748	100%

Interest on investment securities increased by $442 thousand related to an increase in yield of 13 basis points, from 2.53% during the first half of 2018 to 2.66% during the six months ended June 30, 2019, and an increase in average balance from $146.2 million during the first half of 2018 to $172.9 million during the six months ended June 30, 2019. We attribute the increase in yield during the current period primarily to market conditions. See “Investment Portfolio and Federal Funds Sold” for additional information related to the Company’s investment portfolio. Interest earned on other interest earning assets decreased by $15 thousand to $274 thousand during the six months ended June 30, 2019 as an increase in yield of 77 basis points from 1.62% during the six months ended June 30, 2018 to 2.39% during the current six-month period was offset by a decrease in average balances from $36.0 million during the six months ended June 30, 2018 to $23.2 million during the current six month period. Other interest earning assets mostly related to balances held at the Federal Reserve Bank of San Francisco.

Interest expense on deposits increased by $315 thousand from $304 thousand for the six months ended June 30, 2018, to $619 thousand during the current period. This increase mostly relates to an increase in interest expense on money market accounts and time deposits related to the purchase of our Carson City, Nevada branch on October 26, 2018. The average rate paid on the Carson City money market and time deposits exceeds that which Plumas Bank pays in other markets and we would expect some runoff on these accounts as they reprice over time. During the first half of 2019 money market accounts housed at our Carson City branch averaged $15.3 million and time deposits at this branch averaged $15.5 million. Interest expense on money market accounts increased by $147 thousand to $195 thousand related to an increase in average rate paid of 31 basis points and an increase in average balances of $18.8 million from $65.8 million during the six months ended June 30, 2018 to $84.6 million during the six-month period. Interest on time deposits increased by $162 thousand from $66 thousand during the six months ended June 30, 2018 to $228 thousand during the first half of 2019. During this same period average time deposits increased by $11.2 million and the average rate paid on time deposit increased by 54 basis points.

Interest expense on other interest-bearing liabilities increased by $40 thousand from $242 thousand during the six months ended June 30, 2018 to $282 thousand during the current period mostly related to an increase in rate paid on junior subordinated debentures. Interest on the debentures, which totaled $276 thousand during the half of 2019 and $239 thousand during the six months ended June 30, 2018, fluctuates with changes in the 3-month London Interbank Offered Rate (LIBOR) rate.

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

	For the Six Months Ended June 30, 2019			For the Six Months Ended June 30, 2018
	Average Balance (in thousands)	Interest (in thousands)	Yield/ Rate	Average Balance (in thousands)	Interest (in thousands)	Yield/ Rate

Interest-earning assets:
Loans (1) (2) (3)	$576,114	$16,894	5.91%	$495,151	$13,987	5.70%
Investment securities (1)	172,858	2,278	2.66%	146,203	1,836	2.53%
Interest-bearing deposits	23,167	274	2.39%	36,018	289	1.62%
Total interest-earning assets	772,139	19,446	5.08%	677,372	16,112	4.80%
Cash and due from banks	21,541			21,309
Other assets	39,766			36,252
Total assets	$833,446			$734,933

Interest-bearing liabilities:
NOW deposits	$105,007	49	0.09%	$102,113	47	0.09%
Money market deposits	84,589	195	0.46%	65,797	48	0.15%
Savings deposits	178,762	147	0.17%	173,968	143	0.17%
Time deposits	54,100	228	0.85%	42,917	66	0.31%
Total deposits	422,458	619	0.30%	384,795	304	0.16%
Junior subordinated debentures	10,310	276	5.40%	10,310	239	4.67%
Other interest-bearing liabilities	10,537	6	0.11%	7,967	3	0.08%
Total interest-bearing liabilities	443,305	901	0.41%	403,072	546	0.27%
Non-interest-bearing deposits	311,282			267,925
Other liabilities	6,955			6,515
Shareholders' equity	71,904			57,421
Total liabilities & equity	$833,446			$734,933
Cost of funding interest-earning assets (4)			0.24%			0.17%
Net interest income and margin (5)		$18,545	4.84%		$15,566	4.63%

(1)	Not computed on a tax-equivalent basis.
(2)	Average nonaccrual loan balances of $1.4 million for 2019 and $1.0 million for 2018 are included in average loan balances for computational purposes.
(3)	Net costs included in loan interest income for the six-month periods ended June 30, 2019 and 2018 were $228,000 and $131,000, respectively.
(4)	Total annualized interest expense divided by the average balance of total earning assets.
(5)	Annualized net interest income divided by the average balance of total earning assets.

The following table sets forth changes in interest income and interest expense for the three-month periods indicated and the amount of change attributable to variances in volume, rates and the combination of volume and rates based on the relative changes of volume and rates:

	2019 over 2018 change in net interest income for the six months ended June 30,
	(in thousands)
	Volume (1)	Rate (2)	Mix (3)	Total

Interest-earning assets:
Loans	$2,287	$533	$87	$2,907
Investment securities	335	91	16	442
Interest bearing deposits	(103)	137	(49)	(15)
Total interest income	2,519	761	54	3,334
Interest-bearing liabilities:
NOW deposits	1	1	-	2
Money market deposits	14	104	29	147
Savings deposits	4	-	-	4
Time deposits	17	115	30	162
Junior subordinated debentures	-	37	-	37
Other	1	2	-	3
Total interest expense	37	259	59	355
Net interest income	$2,482	$502	$(5)	$2,979

(1)	The volume change in net interest income represents the change in average balance multiplied by the previous quarter’s rate.
(2)	The rate change in net interest income represents the change in rate multiplied by the previous quarter’s average balance.
(3)	The mix change in net interest income represents the change in average balance multiplied by the change in rate.

Provision for loan losses. During the six months ended June 30, 2019 and 2018 we recorded a provision for loan losses of $600 thousand and $500 thousand, respectively. See “Analysis of Asset Quality and Allowance for Loan Losses” for a discussion of loan quality trends and the provision for loan losses.

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

Non-interest income. During the six months ended June 30, 2019, non-interest income totaled $4.0 million, a decrease of $781 thousand from the six months ended June 30, 2018. The largest component of this decrease was a decline of $724 thousand in gains on sale of SBA loans from $1.2 million during the six months ended June 30, 2018 to $475 thousand during the current period. Proceeds from SBA loan sales totaled $10.8 million during the current six-month period and $22.2 million during the six months ended June 30, 2018. Loans originated for sale totaled $9.9 million during the six months ended June 30, 2019 and $22.6 million during the six months ended June 30, 2018. We attribute the decline in originations to the government shutdown during the first quarter of 2019 as well as intense rate competition. During the shutdown we were unable to provide SBA guaranteed loans. Partially offsetting the decline in gain on sale of SBA loans were increases of $26 thousand in service charge income, $53 thousand in interchange income, $28 thousand in gain on sale of securities and an increase in other non-interest income of $55 thousand. Non-interest income benefited during the 2018 period from a $209 thousand gain recorded upon the prospective adoption of a newly effective accounting pronouncement impacting the measurement of equity securities, which in our case consists of stock in our correspondent banks, without a readily determinable fair market value. No gain or loss was recorded on these securities during the current period.

The following table describes the components of non-interest income for the six-month periods ended June 30, 2019 and 2018, dollars in thousands:

	For the Six Months Ended June 30,
	2019	2018	Dollar Change	Percentage Change
Service charges on deposit accounts	1,320	1,294	26	2.0%
Interchange income	1,097	1,044	53	5.1%
Gain on sale of loans, net	475	1,199	(724)	-60.4%
Loan servicing fees	377	386	(9)	-2.3%
Earnings on life insurance policies	164	165	(1)	-0.6%
Gain (loss) on sale of investments	20	(8)	28	350.0%
Gain on equity securities with no readily determinable fair value	-	209	(209)	-100.0%
Other	523	468	55	11.8%
Total non-interest income	$3,976	$4,757	$(781)	-16.4%

Non-interest expense. During the six months ended June 30, 2019 non-interest expense increased by $748 thousand, or 7% to $11.4 million, up from $10.7 million during the same period in 2018. Total non-interest expense related to our Carson City, Nevada branch was $488 thousand for the six months ended June 30, 2019. Excluding the effect of the Carson City branch, non-interest expense would have increased by 3% for the six months ended June 30, 2019.

The Company’s single largest expense is salary and benefit costs. During the six months ended June 30, 2019 salary and benefit expense increased by $268 thousand, or 4%, to $6.3 million. The increase in salary and benefit costs includes annual merit increases and an increase in personnel largely related to the addition of the Carson City, Nevada branch. Other significant increases in non-interest expense include $276 thousand in occupancy and equipment expense, $134 thousand in amortization of core deposit intangible and $119 thousand in director compensation and expense. The largest decreases in non-interest expense were a reduction in professional fees of $93 thousand and a decline in other non-interest expense of $98 thousand.

Of the $276 thousand increase in occupancy and equipment costs, $93 thousand relates to the Carson City, Nevada branch. Of the remaining increase the three largest items were increases of $38 thousand in equipment depreciation, $38 thousand in software costs and $28 thousand in property taxes. The increase in amortization of core deposit intangible is related to the amortization of the core deposit intangible recorded on the acquisition of the Carson City branch. Director compensation and expense was abnormally low during the 2018 period as it included the reversal of accrued retirement costs related to our former director John Flournoy who elected not to run for reelection in 2018 and instead allowed his board term to expire as of May 16, 2018. Mr. Flournoy did not meet the minimum years of service required under his agreement to receive benefits.

Professional fees during the current period benefited from a reduction in consulting costs of $72 thousand. Consulting costs were somewhat high during the 2018 period as they included an external review of our compliance management system and $21 thousand related to our acquisition of the Carson City, Nevada branch. Other non-interest expense during the 2018 period was also higher than normal as it included a $50 thousand increase in the reserve for undisbursed loan commitments and costs associated with the pending termination of our lease at our Tahoe City, California branch. During 2018 we purchased a building in Tahoe City which, after remodeling is complete, will become the new home of our Tahoe City branch. Our lease obligation at our current location includes a termination penalty that during 2018 has been accrued into other expense.

The following table describes the components of non-interest expense for the six-month periods ended June 30, 2019 and 2018, dollars in thousands:

	For the Six Months Ended June 30,
	2019	2018	Dollar Change	Percentage Change
Salaries and employee benefits	$6,304	$6,036	$268	4.4%
Occupancy and equipment	1,683	1,407	276	19.6%
Outside service fees	1,231	1,156	75	6.5%
Professional fees	344	437	(93)	-21.3%
Telephone and data communication	261	266	(5)	-1.9%
Business development	243	196	47	24.0%
Advertising and shareholder relations	206	210	(4)	-1.9%
Director compensation and expense	204	85	119	140.0%
Armored car and courier	185	159	26	16.4%
Amortization of Core Deposit Intangible	138	4	134	3,350.0%
Deposit insurance	127	119	8	6.7%
Loan collection expenses	120	135	(15)	-11.1%
Stationery and supplies	57	52	5	9.6%
OREO expenses	27	38	(11)	-28.9%
Provision from change in OREO valuation	-	38	(38)	-100.0%
Gain on Sale of OREO	(9)	(63)	54	-85.7%
Other	306	404	(98)	-24.3%
Total non-interest expense	$11,427	$10,679	$748	7.0%

Provision for income taxes. The Company recorded an income tax provision of $2.9 million, or 27.3% of pre-tax income for the six months ended June 30, 2019. This compares to an income tax provision of $2.4 million or 26.5% of pre-tax income during the first six months of 2018. The percentages for 2019 and 2018 differ from statutory rates as tax exempt items of income such as earnings on Bank owned life insurance and municipal loan and securities interest decrease taxable income. In addition, the 2019 and 2018 provision include income tax benefits related to the exercise of stock options of $24 thousand and $99 thousand, respectively.

Deferred tax assets and liabilities are recognized for the tax consequences of temporary differences between the reported amount of assets and liabilities and their tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The determination of the amount of deferred income tax assets which are more likely than not to be realized is primarily dependent on projections of future earnings, which are subject to uncertainty and estimates that may change given economic conditions and other factors. The realization of deferred income tax assets is assessed, and a valuation allowance is recorded if it is "more likely than not" that all or a portion of the deferred tax asset will not be realized. "More likely than not" is defined as greater than a 50% chance. All available evidence, both positive and negative is considered to determine whether, based on the weight of that evidence, a valuation allowance is needed. Based upon the analysis of available evidence, management has determined that it is "more likely than not" that all deferred income tax assets as of June 30, 2019 and December 31, 2018 will be fully realized and therefore no valuation allowance was recorded. On the consolidated balance sheet, net deferred tax assets are included in accrued interest receivable and other assets.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JUNE 30, 2019

Net Income. The Company recorded net income of $3.8 million for the three months ended June 30, 2019 up $365 thousand from net income of $3.4 million for the three months ended June 30, 2018. An increase of $1.2 million in net interest income and a $100 thousand decline in the provision for loan losses were partially offset by increases of $514 thousand in non-interest expense and $153 thousand in income tax expense and a decrease of $214 thousand in non-interest income.

The following is a detail discussion of each component of the change in net income.

Net interest income before provision for loan losses. Net interest income was $9.2 million for the three months ended June 30, 2019 an increase of $1.2 million, or 14%, from $8.0 million for the same period in 2018. The increase in net interest income includes an increase of $1.3 million in interest income; the largest component of which was an increase in interest and fees on loans of $1.2 million. Net interest margin for the three months ended June 30, 2019 decreased by 2 basis points from 4.75% during the second quarter of 2018 to 4.73% during the current quarter.

Interest income increased by 16%, to $9.6 million for the three months ended June 30, 2019, up from $8.3 million during the same period in 2018. Related to an increase in average loan balances interest and fees on loans increased $1.2 million to $8.4 million for the three months ended June 30, 2019 as compared to $7.2 million during the second quarter of 2018. The Company’s average loan balances were $585 million for the three months ended June 30, 2019, up $84 million, or 17%, from $501 million for the same period in 2018. The average yield on loans was 5.75% during the second quarter of 2019 down slightly from 5.77% for same quarter in 2018. We attribute this decrease in yield to an increase in net loan costs from $23 thousand during the second quarter of 2018 to $361 thousand during the current quarter. Net loan costs during the second quarter of 2018 were lower than normal as we benefited from several prepayment penalties.

Interest on investment securities increased by $160 thousand mostly related to an increase in average balance from $152.3 million in 2018 to $174.4 million in 2019. Yield on investment securities was 2.62% during the current quarter and 2.58% during the three months ended June 30, 2018.

Interest expense on deposits increased by $169 thousand to $322 thousand for the three months ended June 30, 2019, up from $153 thousand during the 2018 quarter. This increase mostly relates to an increase in interest expense on money market accounts and time deposits related to the purchase of our Carson City branch on October 26, 2018. Interest on money market accounts increased by $85 thousand. Average money market accounts increased $17.5 million from $68.4 million during the three months ended June 30, 2018 to $85.9 million during the current quarter. The average rate paid on money market accounts increased by 36 basis points to 0.51% during the three-months ended June 30, 2019 up from 0.15% during the 2018 quarter. Interest on time deposits increased by $80 thousand from $33 thousand during the three months ended June 30, 2018 to $113 thousand during the current quarter. Average time deposits increased by $10.6 million from $41.9 million during the three months ended June 30, 2018 to $52.5 million during the current quarter. The average rate paid on time deposits was 0.32% during the three-months ended June 30, 2018 and 0.86% during the current quarter.

Interest expense on other interest-bearing liabilities increased by $11 thousand from $128 thousand during the three months ended June 30, 2018 to $139 thousand during the current quarter. This increase was mostly related to an increase in rate paid on junior subordinated debentures; interest expense on this debt, which fluctuates with changes in the 3-month LIBOR rate, increased by $9 thousand to $136 thousand.

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

	For the Three Months Ended June 30, 2019			For the Three Months Ended June 30, 2018
	Average Balance (in thousands)	Interest (in thousands)	Yield/ Rate	Average Balance (in thousands)	Interest (in thousands)	Yield/ Rate

Interest-earning assets:
Loans (1) (2) (3)	$585,319	$8,385	5.75%	$501,400	$7,209	5.77%
Investment securities (1)	174,430	1,140	2.62%	152,288	980	2.58%
Interest-bearing deposits	16,186	95	2.35%	23,534	105	1.79%
Total interest-earning assets	775,935	9,620	4.97%	677,222	8,294	4.91%
Cash and due from banks	21,648			22,680
Other assets	39,605			37,456
Total assets	$837,188			$737,358

Interest-bearing liabilities:
NOW deposits	$105,950	25	0.09%	$103,736	24	0.09%
Money market deposits	85,877	110	0.51%	68,350	25	0.15%
Savings deposits	178,205	74	0.17%	172,786	71	0.16%
Time deposits	52,547	113	0.86%	41,924	33	0.32%
Total deposits	422,579	322	0.31%	386,796	153	0.16%
Junior subordinated debentures	10,310	136	5.29%	10,310	127	4.94%
Other interest-bearing liabilities	8,459	3	0.14%	6,378	1	0.06%
Total interest-bearing liabilities	441,348	461	0.42%	403,484	281	0.28%
Non-interest-bearing deposits	314,990			269,067
Other liabilities	6,685			6,451
Shareholders' equity	74,165			58,356
Total liabilities & equity	$837,188			$737,358
Cost of funding interest-earning assets (4)			0.24%			0.16%
Net interest income and margin (5)		$9,159	4.73%		$8,013	4.75%

(1)	Not computed on a tax-equivalent basis.
(2)	Average nonaccrual loan balances of $1.8 million for 2019 and $0.9 million for 2018 are included in average loan balances for computational purposes.
(3)	Net costs included in loan interest income for the three-month periods ended June 30, 2019 and 2018 were $361,000 and $23,000, respectively.
(4)	Total annualized interest expense divided by the average balance of total earning assets.
(5)	Annualized net interest income divided by the average balance of total earning assets.

The following table sets forth changes in interest income and interest expense for the three-month periods indicated and the amount of change attributable to variances in volume, rates and the combination of volume and rates based on the relative changes of volume and rates:

	2019 over 2018 change in net interest income for the three months ended June 30
	(in thousands)
	Volume (1)	Rate (2)	Mix (3)	Total

Interest-earning assets:
Loans	$1,206	$(26)	$(4)	$1,176
Investment securities	143	15	2	160
Interest bearing deposits	(33)	33	(10)	(10)

Total interest income	1,316	22	(12)	1,326

Interest-bearing liabilities:
NOW deposits	1	-	-	1
Money market deposits	6	63	16	85
Savings deposits	2	1	-	3
Time deposits	8	57	15	80
Junior subordinated debentures	-	9	-	9
Other	-	1	1	2

Total interest expense	17	131	32	180

Net interest income	$1,299	$(109)	$(44)	$1,146

(1)	The volume change in net interest income represents the change in average balance divided by the previous year’s rate.
(2)	The rate change in net interest income represents the change in rate divided by the previous year’s average balance.
(3)	The mix change in net interest income represents the change in average balance multiplied by the change in rate.

Provision for loan losses. During the three months ended June 30, 2019 and 2018 we recorded a provision for loan losses of $200 thousand and $300 thousand, respectively. See “Analysis of Asset Quality and Allowance for Loan Losses” for a discussion of loan quality trends and the provision for loan losses.

Non-interest income. During the three months ended June 30, 2019, non-interest income totaled $2.0 million, a decrease of $214 thousand from the three months ended June 30, 2018. The largest component of this decrease was a $302 thousand decrease in gains on sale of SBA loans from $533 thousand during the three months ended June 30, 2018 to $231 thousand during the current quarter. Proceeds from SBA loan sales totaled $4.8 million during the current quarter and $10.3 million during the 2018 quarter. Loans originated for sale totaled $6.1 million during the three months ended June 30, 2019 and $10.0 million during the three months ended June 30, 2018. We attribute much of the decrease in loan originations to intense rate competition as we tend to price our loans at higher rates than many of our competitors. The decline in gain on sale is consistent with the decrease in loans sold during the comparison periods. Partially offsetting the decline in gain on sale of SBA loans were increases of $17 thousand in service charge income, $30 thousand in interchange income, a $20 thousand gain on sale of securities and an increase in other non-interest income of $35 thousand.

The following table describes the components of non-interest income for the three-month periods ended June 30, 2019 and 2018, dollars in thousands:

	For the Three Months
	Ended June 30
	2019	2018	Dollar Change	Percentage Change
Service charges on deposit accounts	$670	$653	$17	2.6%
Interchange income	583	553	30	5.4%
Gain on sale of loans, net	231	533	(302)	-56.7%
Loan serving fees	183	197	(14)	-7.1%
Earnings on life insurance policies	82	82	-	-%
Gain on sale of investments	20	-	20	100%
Other	242	207	35	16.9%
Total non-interest income	$2,011	$2,225	$(214)	-9.6%

Non-interest expense. During the three months ended June 30, 2019, total non-interest expense increased by $514 thousand, or 10%, to $5.7 million, up from $5.2 million for the comparable period in 2018. Total non-interest expense related to our Carson City, Nevada branch was $229 thousand for the three months ended June 30, 2019. Excluding the effect of the Carson City branch, non-interest expense would have increased by 7% for the three months ended June 30, 2019.

The Company’s single largest expense is salary and benefit costs. During the three months ended June 30, 2019 salary and benefits increased by $181 thousand, or 6%, to $3.1 million. The increase in salary and benefit costs includes annual merit increases and an increase in personnel largely related to the addition of the Carson City, Nevada branch. Other significant increases in non-interest expense include $120 thousand in occupancy and equipment expense, $102 thousand in director compensation and expense and $68 thousand in the amortization of core deposit intangibles. The largest single decline in non-interest expense was a $77 thousand reduction in Other. Please see the six-month discussion for additional information related to these changes.

The following table describes the components of non-interest expense for the three-month periods ended June 30, 2019 and 2018, dollars in thousands:

	For the Three Months
	Ended June 30,
	2019	2018	Dollar Change	Percentage Change
Salaries and employee benefits	$3,104	$2,923	$181	6.2%
Occupancy and equipment	825	705	120	17.0%
Outside service fees	627	583	44	7.5%
Professional fees	223	218	5	2.3%
Telephone and data communication	141	130	11	8.5%
Business development	137	117	20	17.1%
Advertising and shareholder relations	124	132	(8)	-6.1%
Director compensation and expense	97	(5)	102	2,040%
Armored car and courier	96	82	14	17.1%
Amortization of Core Deposit Intangible	69	1	68	6,800%
Loan collection expenses	67	46	21	45.7%
Deposit insurance	62	45	17	37.8%
Stationery and supplies	31	24	7	29.2%
OREO expenses	4	(3)	7	233.3%
Provision from change in OREO valuation	-	38	(38)	-100.0%
Gain on sale of OREO	(9)	(29)	20	69.0%
Other	145	222	(77)	-34.7%
Total non-interest expense	$5,743	$5,229	$514	9.8%

Provision for income taxes. The Company recorded an income tax provision of $1.4 million, or 27.1% of pre-tax income for the three months ended June 30, 2019. This compares to an income tax provision of $1.3 million, or 26.8% of pre-tax income for the three months ended June 30, 2018. The percentages for 2019 and 2018 differ from statutory rates as tax exempt items of income such as earnings on Bank owned life insurance and municipal loan and securities interest decrease taxable income. In addition, the 2019 and 2018 provision include income tax benefits related to the exercise of stock options of $24 thousand and $35 thousand, respectively.

FINANCIAL CONDITION

Loan Portfolio. Gross loans balances increased by $26 million, or 5%, from $566 million at December 31, 2018 to $592 million at June 30, 2019. The increase in loan balances includes increases of $14.3 million in commercial real estate loans, $8.0 million in automobile loans, $7.4 million in agricultural loans and $0.4 million in residential real estate loans. These increases were partially offset by declines of $2.6 million in construction loans and $1.8 million in commercial loans.  The Company continues to manage the mix of its loan portfolio consistent with its identity as a community bank serving the financing needs of all sectors of the area it serves. Although the Company offers a broad array of financing options, it continues to concentrate its focus on small to medium sized commercial businesses. These loans offer diversification as to industries and types of businesses, thus limiting material exposure in any industry concentrations. The Company offers both fixed and floating rate loans and obtains collateral in the form of real property, business assets and deposit accounts, but looks to business and personal cash flows as its primary source of repayment.

As shown in the following table the Company's largest lending categories are commercial real estate loans, auto loans, agricultural loans and commercial loans.

(dollars in thousands)	Balance at End of Period	Percent of Loans in Each Category to Total Loans	Balance at End of Period	Percent of Loans in Each Category to Total Loans
	6/30/19	6/30/19	12/31/18	12/31/18
Commercial	$47,782	8.1%	$49,563	8.8%
Agricultural	76,552	12.9%	69,160	12.2%
Real estate - residential	16,328	2.8%	15,900	2.8%
Real estate – commercial	285,996	48.3%	271,710	48.0%
Real estate – construction & land	37,523	6.3%	40,161	7.1%
Equity Lines of Credit	38,533	6.5%	38,490	6.8%
Auto	85,174	14.4%	77,135	13.6%
Other	4,250	0.7%	4,080	0.7%
Total Gross Loans	$592,138	100%	$566,199	100%

The Company’s real estate related loans, including real estate mortgage loans, real estate construction and land development loans, consumer equity lines of credit, and agricultural loans secured by real estate comprised 71% of the total loan portfolio at June 30, 2019. Moreover, the business activities of the Company currently are focused in the California counties of Plumas, Nevada, Placer, Lassen, Modoc, Shasta, and Sierra and in Washoe and Carson City Counties in Northern Nevada. Consequently, the results of operations and financial condition of the Company are dependent upon the general trends in these economies and, in particular, the residential and commercial real estate markets. In addition, the concentration of the Company's operations in these areas of Northeastern California and Northwestern Nevada exposes it to greater risk than other banking companies with a wider geographic base in the event of catastrophes, such as earthquakes, fires and floods in these regions.

The rates of interest charged on variable rate loans are set at specific increments in relation to the Company's lending rate or other indexes such as the published prime interest rate or U.S. Treasury rates and vary with changes in these indexes. The frequency in which variable rate loans reprice can vary from one day to several years. At June 30, 2019 and December 31, 2018, approximately 74% and 75%, respectively of the Company's loan portfolio was comprised of variable rate loans. At June 30, 2019 and December 31, 2018, 31% and 33%, respectively of the variable loans were at their respective floor rate. While real estate mortgage, commercial and consumer lending remain the foundation of the Company's historical loan mix, some changes in the mix have occurred due to the changing economic environment and the resulting change in demand for certain loan types. The most significant change has been an increase in indirect auto lending with automobile loans increasing from 2.5% of gross loans at December 31, 2011 to 14.4% of gross loans at June 30, 2019. The automobile portfolio provides diversification to the loan portfolio in terms of rate, term and balance as these loans tend to have a much shorter term and balance than commercial real-estate loans and are fixed rate. In addition, the Company remains committed to the agricultural industry and will continue to pursue high quality agricultural loans. Agricultural loans include both commercial and commercial real estate loans. The Company’s agricultural loan balances totaled $77 million at June 30, 2019 and $69 million at December 31, 2018.

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

(dollars in thousands)	For the Six Months Ended June 30,		For the Year Ended December 31
	2019	2018	2018	2017	2016
Balance at beginning of period	$6,958	$6,669	$6,669	$6,549	$6,078
Charge-offs:
Commercial and agricultural	137	266	325	202	268
Real estate mortgage	-	-	25	48	292
Real estate construction & land	-	-	-	-	5
Consumer (includes equity LOC & Auto)	520	497	841	629	414
Total charge-offs	657	763	1,191	879	979
Recoveries:
Commercial and agricultural	16	15	83	89	53
Real estate mortgage	2	109	114	118	45
Real estate construction & land	-	2	3	-	389
Consumer (includes equity LOC & Auto)	139	166	280	192	163
Total recoveries	157	292	480	399	650
Net charge-offs	500	471	711	480	329
Provision for loan losses	600	500	1,000	600	800
Balance at end of period	$7,058	$6,698	$6,958	$6,669	$6,549
Net charge-offs during the period to average loans (annualized for the six-month periods)	0.18%	0.19%	0.14%	0.10%	0.08%
Allowance for loan losses to total loans	1.19%	1.30%	1.23%	1.37%	1.42%

During the six months ended June 30, 2019 and 2018 we recorded a provision for loan losses of $600 thousand and $500 thousand, respectively. Net charge-offs totaled $500 thousand during the six months ended June 30, 2019, an increase of $29 thousand from $471 thousand during the six months ended June 30, 2018.

The following table provides a breakdown of the allowance for loan losses at June 30, 2019 and December 31, 2018:

(dollars in thousands)	Balance at End of Period	Percent of Loans in Each Category to Total Loans	Balance at End of Period	Percent of Loans in Each Category to Total Loans
	2019	2019	2018	2018
Commercial and agricultural	$1,348	21.0%	$1,452	21.0%
Real estate mortgage	3,174	51.1%	2,900	50.8%
Real estate construction & land	597	6.3%	758	7.1%
Consumer (includes equity LOC & Auto)	1,939	21.6%	1,848	21.1%
Total	$7,058	100.0%	$6,958	100.0%

The allowance for loan losses totaled $7.1 million at June 30, 2019 and $7.0 million at December 31, 2018. Specific reserves related to impaired loans decreased by $71 thousand from $181 thousand at December 31, 2018 to $110 thousand at June 30, 2019. At least quarterly the Company evaluates each specific reserve and if it determines that the loss represented by the specific reserve is uncollectable it records a charge-off for the uncollectable portion. General reserves were $7.0 million at June 30, 2019 and $6.8 million at December 31, 2018. The allowance for loan losses as a percentage of total loans was 1.19% at June 30, 2019 and 1.23% at December 31, 2018. The percentage of general reserves to unimpaired loans totaled 1.18% at June 30, 2019 and 1.20% at December 31, 2018.

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

Loans restructured (TDRs) and not included in nonperforming loans in the following table totaled $1.0 million, $1.0 million, $1.1 million, $2.6 million and $2.0 million at June 30, 2019 and December 31, 2018, 2017, 2016, and 2015, respectively. For additional information related to restructured loans see Note 4 to the condensed consolidated financial statements contained within this Form 10-Q.

The following table sets forth the amount of the Company's nonperforming assets as of the dates indicated.

	At June 30,	At December 31,
	2019	2018	2017	2016	2015
	(dollars in thousands)

Nonaccrual loans	$2,349	$1,117	$1,226	$2,724	$4,546
Loans past due 90 days or more and still accruing	-	-	1,796	-	-
Total nonperforming loans	2,349	1,117	3,022	2,724	4,546
Other real estate owned	1,094	1,170	1,344	735	1,756
Other vehicles owned	76	53	35	12	30
Total nonperforming assets	$3,519	$2,340	$4,401	$3,471	$6,332
Interest income forgone on nonaccrual loans	$69	$46	$50	$164	$303
Interest income recorded on a cash basis on nonaccrual loans	$-	$-	$-	$29	$-
Nonperforming loans to total loans	0.40%	0.20%	0.62%	0.59%	1.13%
Nonperforming assets to total assets	0.42%	0.28%	0.59%	0.53%	1.06%

Nonperforming loans at June 30, 2019 were $2.3 million, an increase of $1.2 million from the $1.1 million balance at December 31, 2018. Specific reserves on nonaccrual loans totaled $63 thousand at June 30, 2019 and $128 thousand at December 31, 2018, respectively. Performing loans past due thirty to eighty-nine days were $3.0 million at June 30, 2019 up from $2.6 million at December 31, 2018.

A substandard loan is not adequately protected by the current sound worth and paying capacity of the borrower or the value of the collateral pledged, if any. Total substandard loans increased by $1.2 million from $741 thousand at December 31, 2018 to $2.0 million at June 30, 2019. Loans classified as special mention increased by $4.1 million from $4.3 million at December 31, 2018 to $8.4 million at June 30, 2019. At June 30, 2019, $22 thousand of performing loans were classified as substandard. Further deterioration in the credit quality of individual performing substandard loans or other adverse circumstances could result in the need to place these loans on nonperforming status.

At June 30, 2019 and December 31, 2018, the Company's recorded investment in impaired loans totaled $2.4 million and $1.3 million, respectively. The specific allowance for loan losses related to impaired loans totaled $110 thousand and $181 thousand at June 30, 2019 and December 31, 2018, respectively. Additionally, $11 thousand had been charged off against the impaired loans at June 30, 2019 and December 31, 2018.

It is the policy of management to make additions to the allowance for loan losses so that it remains appropriate to absorb the inherent risk of loss in the portfolio. Management believes that the allowance at June 30, 2019 is appropriate. However, the determination of the amount of the allowance is judgmental and subject to economic conditions which cannot be predicted with certainty. Accordingly, the Company cannot predict whether charge-offs of loans in excess of the allowance may occur in future periods.

OREO represents real property acquired by the Bank either through foreclosure or through a deed in lieu thereof from the borrower. Repossessed assets include vehicles and other commercial assets acquired under agreements with delinquent borrowers. OREO holdings represented five properties totaling $1.1 million at June 30, 2019 and six properties totaling $1.2 million at December 31, 2018. Nonperforming assets as a percentage of total assets were 0.42% at June 30, 2019 and 0.28% at December 31, 2018.

The following table provides a summary of the change in the number and balance of OREO properties for the six months ended June 30, 2019 and 2018, dollars in thousands:

	Six Months Ended June 30,
	#	2019	#	2018
Beginning Balance	6	$1,170	6	$1,344
Additions	-	-	1	133
Dispositions	1	76	(1)	(486)
Provision from change in OREO valuation	-	-	-	(38)
Ending Balance	5	$1,094	6	$953

The dispositions in 2018 includes $377 thousand related to the sale of a portion of a property.

Investment Portfolio and Federal Funds Sold. Total investment securities were $173.7 million as of June 30, 2019 and $171.5 million as of December 31, 2018. Unrealized gains on available-for-sale investment securities totaling $2.0 million were recorded, net of $605 thousand in tax expense, as accumulated other comprehensive income within shareholders' equity at June 30, 2019. Unrealized losses on available-for-sale investment securities totaling $2.9 million were recorded, net of $846 thousand in tax benefits, as accumulated other comprehensive income within shareholders' equity at December 31, 2018.

During the three and six months ended June 30, 2019 the Company sold forty available-for-sale investment securities for total proceeds of $11.4 million recording a $20 thousand gain on sale. During the six months ended June 30, 2018 the Company sold eighteen available-for-sale investment securities for total proceeds of $4.2 million recording a $8 thousand loss on sale. No investment securities were sold during the three months ended June 30, 2018.

The investment portfolio at June 30, 2019 consisted of $143.4 million in securities of U.S. Government-sponsored agencies and 82 municipal securities totaling $30.3 million. The investment portfolio at December 31, 2018 consisted of $132.7 million in securities of U.S. Government-sponsored agencies and 119 municipal securities totaling $38.8 million.

There were no Federal funds sold at June 30, 2019 and December 31, 2018; however, the Bank maintained interest earning balances at the Federal Reserve Bank totaling $9.5 million at June 30, 2019 and $19.9 million at December 31, 2018. The balance, at June 30, 2019, earns interest at the rate of 2.35%.

The Company classifies its investment securities as available-for-sale or held-to-maturity. Currently all securities are classified as available-for-sale. Securities classified as available-for-sale may be sold to implement the Company's asset/liability management strategies and in response to changes in interest rates, prepayment rates and similar factors.

Deposits. Total deposits increased by $10.6 million from $727 million at December 31, 2018 to $737 million at June 30, 2019. This increase was driven by a $14.3 million increase in non-interest-bearing demand deposits. Additionally, money market accounts increased by $5.6 million and savings balances increased by $0.2 million. Partially offsetting these increases were declines in NOW accounts of $2.2 million and time deposits of $7.3 million. The Company continues to manage the mix of its deposits consistent with its identity as a community bank serving the financial needs of its customers.

The following table shows the distribution of deposits by type at June 30, 2019 and December 31, 2018.

(dollars in thousands)	Balance at End of Period	Percent of Deposits in Each Category to Total Deposits	Balance at End of Period	Percent of Deposits in Each Category to Total Deposits
	6/30/19	6/30/19	12/31/18	12/31/18
Non-interest bearing	$318,336	43.2%	$304,039	41.8%
NOW	102,880	14.0%	105,107	14.5%
Money Market	88,395	12.0%	82,743	11.4%
Savings	177,906	24.1%	177,710	24.5%
Time	49,694	6.7%	56,966	7.8%
Total Deposits	$737,211	100%	$726,565	100%

Deposits represent the Bank's primary source of funds. Deposits are primarily core deposits in that they are demand, savings and time deposits generated from local businesses and individuals. These sources are considered to be relatively stable, long-term relationships thereby enhancing steady growth of the deposit base without major fluctuations in overall deposit balances. The Company experiences, to a small degree, some seasonality with the slower growth period between November through April, and the higher growth period from May through October. To assist in meeting any funding demands, the Company maintains a secured borrowing arrangement with the FHLB. There were no brokered deposits at June 30, 2019 or December 31, 2018.

Short-term Borrowing Arrangements. The Company is a member of the FHLB and can borrow up to $213 million from the FHLB secured by commercial and residential mortgage loans with carrying values totaling $346 million. The Company is required to hold FHLB stock as a condition of membership. At June 30, 2019 and December 31, 2018, the Company held $3.5 million and $3.0 million, respectively of FHLB stock which is recorded as a component of other assets. Based on this level of stock holdings at June 30, 2019, the Company can borrow up to $130.2 million. To borrow the $213 million in available credit the Company would need to purchase $2.2 million in additional FHLB stock. In addition to its FHLB borrowing line, the Company has unsecured short-term borrowing agreements with three of its correspondent banks in the amounts of $20 million, $11 million and $10 million. There were no outstanding borrowings to the FHLB or the correspondent banks under these agreements at June 30, 2019 and December 31, 2018.

Note Payable. On October 1, 2018 the Company renewed its line of credit, for a one-year term, with the same lender (the “Note”). The maximum amount outstanding at any one time on the Note cannot exceed $5 million. There were no borrowings on the Note during the six months ended June 30, 2019 or the year ended December 31, 2018. The Note bears interest at a rate of the U.S. "Prime Rate" plus one-quarter percent per annum and is secured by 100 shares of Plumas Bank stock representing the Company's 100% ownership interest in Plumas Bank. Under the Note, the Bank is subject to several negative and affirmative covenants including, but not limited to providing timely financial information, maintaining specified levels of capital, restrictions on additional borrowings, and meeting or exceeding certain capital and asset quality ratios. The Bank was in compliance with all such covenants related to the Note at June 30, 2019 and December 31, 2018.

Repurchase Agreements. In 2011 the Bank introduced a new product for its larger business customers which use securities sold under agreements to repurchase as an alternative to interest-bearing deposits. Securities sold under agreements to repurchase totaling $7.9 million and $13.1 million at June 30, 2019 and December 31, 2018, respectively are secured by U.S. Government agency securities with a carrying amount of $20.7 million and $21.8 million at June 30, 2019 and December 31, 2018, respectively. Interest paid on this product is similar to that which is paid on the Bank’s premium interest-bearing transaction accounts; however, these are not deposits and are not FDIC insured.

Junior Subordinated Deferrable Interest Debentures. Plumas Statutory Trust I and II are business trust subsidiaries formed by the Company with capital of $344,000 and $176,000, respectively, for the sole purpose of issuing trust preferred securities fully and unconditionally guaranteed by the Company.

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

Trust I’s Subordinated Debentures mature on September 26, 2032, bear a current interest rate of 5.73% (based on 3-month LIBOR plus 3.40%), with repricing and payments due quarterly. Trust II’s Subordinated Debentures mature on September 28, 2035, bear a current interest rate of 3.89% (based on 3-month LIBOR plus 1.48%), with repricing and payments due quarterly. The interest rate of the Trust Preferred Securities issued by Trust I adjust on each quarterly anniversary date to equal the 3-month LIBOR plus 3.40%. The Trust Preferred Securities issued by Trust II adjust on each quarterly anniversary date to equal the 3-month LIBOR plus 1.48%. Both Trusts I and II have the option to defer payment of the distributions for a period of up to five years, as long as the Company is not in default on the payment of interest on the Subordinated Debentures.

Interest expense recognized by the Company for the six months ended June 30, 2019 and 2018 related to the subordinated debentures was $276 thousand and $239 thousand, respectively.

Capital Resources

Shareholders’ equity increased by $10.1 million from $66.9 million at December 31, 2018 to $77.0 million at June 30, 2019. The $10.1 million increase was related to earnings during the first half of 2019 of $7.6 million, an increase in unrealized gain on investment securities of $3.5 million and $0.2 million representing stock option activity. These items were partially offset by a semi-annual dividend which totaled $1.2 million.

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

On October 20, 2016 the Company announced that its Board of Directors approved the reinstatement of a semi-annual cash dividend. The dividend in the amount of $0.10 per share was paid on November 21, 2016. On May 15, 2017 and November 15, 2017, the Company paid semi-annual cash dividends each of which totaled $0.14 per share. On May 15, 2018 and November 15, 2018, the Company paid semi-annual cash dividends each of which totaled $0.18 per share. On May 15, 2019 the Company paid a semi-annual cash dividend of $0.23 per share.

Capital Standards. In July 2013, the federal bank regulatory agencies approved the final rules implementing the Basel Committee on Banking Supervision’s capital guidelines for U.S. banks, sometimes called “Basel III”. The phase-in period for the final rules began in 2015, with certain of the rules’ requirements phased in over a multi-year schedule. Under the final rules minimum requirements increased for both the quantity and quality of capital held by the Company and the Bank. The new capital rules include a new minimum “common equity Tier 1” ratio of 4.5%, a Tier 1 capital ratio of 6.0% (increased from 4.0%), a total risk-based capital ratio of 8.0%, and a minimum leverage ratio of 4.0% (calculated as Tier 1 capital to average consolidated assets). The effective date of these requirements was January 1, 2015. In addition, the new capital rules include a capital conservation buffer of 2.5% above each of these levels (to be phased in over three years which beginning at 0.625% on January 1, 2016 and increasing by that amount on each subsequent January 1, until reaching 2.5% on January 1, 2019) will be required for banking institutions to avoid restrictions on their ability to pay dividends, repurchase stock or pay discretionary bonuses. Including the capital conservation buffer of 2.5%, the new capital rules would result in the following minimum ratios to be considered well capitalized: (i) a Tier 1 capital ratio of 8.5%, (ii) a common equity Tier 1 capital ratio of 7.0%, and (iii) a total capital ratio of 10.5%. The final rules also implement strict eligibility criteria for regulatory capital instruments.

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

The following table sets forth the Bank's actual capital amounts and ratios (dollar amounts in thousands):

			Minimum Amount of Capital Required
					To be Well-Capitalized
			For Capital		Under Prompt
	Actual		Adequacy Purposes (1)		Corrective Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
June 30, 2019
Common Equity Tier 1 Ratio	$83,328	12.5%	$30,001	4.5%	$43,335	6.5%
Tier 1 Leverage Ratio	83,328	10.0%	33,406	4.0%	41,758	5.0%
Tier 1 Risk-Based Capital Ratio	83,328	12.5%	40,001	6.0%	53,335	8.0%
Total Risk-Based Capital Ratio	90,635	13.6%	53,335	8.0%	66,669	10.0%

December 31, 2018
Common Equity Tier 1 Ratio	$76,545	11.8%	$29,071	4.5%	$41,991	6.5%
Tier 1 Leverage Ratio	76,545	9.3%	32,765	4.0%	40,956	5.0%
Tier 1 Risk-Based Capital Ratio	76,545	11.8%	38,761	6.0%	51,681	8.0%
Total Risk-Based Capital Ratio	83,753	13.0%	51,681	8.0%	64,602	10.0%

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

Off-Balance Sheet Arrangements

Loan Commitments. In the normal course of business, there are various commitments outstanding to extend credits that are not reflected in the financial statements. Commitments to extend credit and letters of credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Annual review of commercial credit lines, letters of credit and ongoing monitoring of outstanding balances reduces the risk of loss associated with these commitments. As of June 30, 2019, the Company had $110.4 million in unfunded loan commitments and $431 thousand in letters of credit. This compares to $126.9 million in unfunded loan commitments and $417 thousand in letters of credit at December 31, 2018. Of the $110.4 million in unfunded loan commitments, $63.4 million and $47.0 million represented commitments to commercial and consumer customers, respectively. Of the total unfunded commitments at June 30, 2019, $63.4 million were secured by real estate, of which $26.5 million was secured by commercial real estate and $36.9 million was secured by residential real estate in the form of equity lines of credit. The commercial loan commitments not secured by real estate primarily represent business lines of credit, while the consumer loan commitments not secured by real estate primarily represent revolving credit card lines and overdraft protection lines. Since some of the commitments are expected to expire without being drawn upon the total commitment amounts do not necessarily represent future cash requirements.

Leases. The Company leases three depository branches, four lending offices and two non-branch automated teller machine locations. Total rental expenses under all leases were $224,000 and $183,000 during the six months ended June 30, 2019 and 2018, respectively. The expiration dates of the leases vary, with the first such lease expiring during 2019 and the last such lease expiring during 2022.

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

The Company is a member of the FHLB and can borrow up to $213 million from the FHLB secured by commercial and residential mortgage loans with carrying values totaling $346 million. See “Short-term Borrowing Arrangements” for additional information on our FHLB borrowing capacity. In addition to its FHLB borrowing line, the Company has unsecured short-term borrowing agreements with three of its correspondent banks in the amounts of $20 million, $11 million and $10 million. There were no outstanding borrowings under the FHLB or the correspondent bank borrowing lines at June 30, 2019 or December 31, 2018.

Customer deposits are the Company’s primary source of funds. Total deposits increased by $10.6 million from $727 million at December 31, 2018 to $737 million at June 30, 2019. Deposits are held in various forms with varying maturities. The Company’s securities portfolio, Federal funds sold, FHLB advances, and cash and due from banks serve as the primary sources of liquidity, providing adequate funding for loans during periods of high loan demand. During periods of decreased lending, funds obtained from the maturing or sale of investments, loan payments, and new deposits are invested in short-term earning assets, such as cash held at the FRB, Federal funds sold and investment securities, to serve as a source of funding for future loan growth. Management believes that the Company’s available sources of funds, including borrowings, will provide adequate liquidity for its operations in the foreseeable future.

Recent Developments. On April 17, 2019 the Company declared a semi-annual cash dividend totaling $0.23 per share, or approximately $1.2 million. The dividend was paid on May 15, 2019 to shareholders of record at the close of business day on May 1, 2019.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

The Company’s management, including the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of June 30, 2019.  The Company’s disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the U.S. Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.  Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2019.

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended June 30, 2019 that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

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

31.1*	Rule 13a-14(a) [Section 302] Certification of Principal Financial Officer dated August 7, 2019.

31.2*	Rule 13a-14(a) [Section 302] Certification of Principal Executive Officer dated August 7, 2019.

32.1*	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 dated August 7, 2019.

32.2*	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 dated August 7, 2019.

101.INS*	XBRL Instance Document.

101.SCH*	XBRL Taxonomy Schema.

101.CAL*	XBRL Taxonomy Calculation Linkbase.

101.DEF*	XBRL Taxonomy Definition Linkbase.

101.LAB*	XBRL Taxonomy Label Linkbase.

101.PRE*	XBRL Taxonomy Presentation Linkbase.

*	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PLUMAS BANCORP
(Registrant)
Date: August 7, 2019
/s/ Richard L. Belstock
Richard L. Belstock
Chief Financial Officer

/s/ Andrew J. Ryback
Andrew J. Ryback
Director, President and Chief Executive Officer