Form 10-Q
period 2019-09-30
PLUMAS BANCORP
filed 2019-10-30
CIK 1168455

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED September 30, 2019

☐	TRANSITION REPORT UNDER SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM __________ TO ___________

COMMISSION FILE NUMBER: 000-49883

PLUMAS BANCORP

(Exact Name of Registrant as Specified in Its Charter)

California	75-2987096
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

35 S. Lindan Avenue, Quincy, California	95971
(Address of Principal Executive Offices)	(Zip Code)

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of October 25, 2019. 5,159,560 shares.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

PLUMAS BANCORP AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands, except share data)

	September 30, 2019	December 31, 2018

Assets
Cash and cash equivalents	$77,880	$46,686
Investment securities available for sale	169,516	171,507
Loans, less allowance for loan losses of $7,226 at September 30, 2019 and $6,958 at December 31, 2018	598,001	562,498
Real estate acquired through foreclosure	1,094	1,170
Premises and equipment, net	14,554	14,287
Bank owned life insurance	13,102	12,856
Accrued interest receivable and other assets	14,404	15,394
Total assets	$888,551	$824,398

Liabilities and Shareholders’ Equity

Deposits:
Non-interest bearing	$353,203	$304,039
Interest bearing	422,980	422,526
Total deposits	776,183	726,565
Repurchase agreements	13,389	13,058
Accrued interest payable and other liabilities	6,890	7,533
Junior subordinated deferrable interest debentures	10,310	10,310
Total liabilities	806,772	757,466

Commitments and contingencies (Note 5)

Shareholders’ equity:
Common stock, no par value; 22,500,000 shares authorized; issued and outstanding – 5,159,560 shares at September 30, 2019 and 5,137,476 at December 31, 2018	7,197	6,944
Retained earnings	72,449	62,005
Accumulated other comprehensive income (loss), net	2,133	(2,017)
Total shareholders’ equity	81,779	66,932
Total liabilities and shareholders’ equity	$888,551	$824,398

See notes to unaudited condensed consolidated financial statements.

 PLUMAS BANCORP AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(In thousands, except per share data)

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2019	2018	2019	2018
Interest Income:
Interest and fees on loans	$8,761	$7,693	$25,655	$21,680
Interest on investment securities	1,075	1,037	3,353	2,873
Other	171	113	445	402
Total interest income	10,007	8,843	29,453	24,955
Interest Expense:
Interest on deposits	304	159	923	462
Interest on junior subordinated deferrable interest debentures	131	131	406	370
Other	5	2	11	5
Total interest expense	440	292	1,340	837
Net interest income before provision for loan losses	9,567	8,551	28,113	24,118
Provision for Loan Losses	300	300	900	800
Net interest income after provision for loan losses	9,267	8,251	27,213	23,318
Non-Interest Income:
Service charges	676	628	1,996	1,919
Interchange revenue	642	572	1,739	1,619
Gain on sale of loans	313	564	788	1,763
Gain on equity securities with no readily determinable fair value	-	-	-	209
Gain (loss) on sale of investments	-	-	20	(8)
Other	515	520	1,578	1,538
Total non-interest income	2,146	2,284	6,121	7,040
Non-Interest Expenses:
Salaries and employee benefits	3,439	3,049	9,743	9,086
Occupancy and equipment	799	721	2,482	2,127
Other	1,637	1,658	5,077	4,893
Total non-interest expenses	5,875	5,428	17,302	16,106
Income before provision for income taxes	5,538	5,107	16,032	14,252
Provision for Income Taxes	1,536	1,411	4,402	3,830
Net income	$4,002	$3,696	$11,630	$10,422

Basic earnings per share	$0.78	$0.72	$2.26	$2.04
Diluted earnings per share	$0.77	$0.71	$2.22	$2.00

See notes to unaudited condensed consolidated financial statements.

PLUMAS BANCORP AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

(In thousands)

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2019	2018	2019	2018

Net income	$4,002	$3,696	$11,630	$10,422
Other comprehensive income:
Change in net unrealized gain/loss	979	(1,285)	5,912	(4,657)
Reclassification adjustments for net (gains) losses included in net income	-	-	(20)	8
Net unrealized holding gain (loss)	979	(1,285)	5,892	(4,649)
Related tax effect:
Change in net unrealized gain/loss	(289)	380	(1,748)	1,376
Reclassification of net gains (losses) included in net income	-	-	6	(2)
Income tax effect	(289)	380	(1,742)	1,374
Other comprehensive income (loss)	690	(905)	4,150	(3,275)
Total comprehensive income	$4,692	$2,791	$15,780	$7,147

See notes to unaudited condensed consolidated financial statements.

PLUMAS BANCORP AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

(in thousands, except shares)

	Common Stock		Retained	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’
	Shares	Amount	Earnings	(Net of Taxes)	Equity

Balance, December 31, 2017	5,064,972	$6,415	$49,855	$(570)	$55,700
Net Income			10,422		10,422
Other comprehensive loss				(3,275)	(3,275)
Cash dividends on common stock			(920)		(920)
Exercise of stock options and tax effect	60,504	291			291
Stock-based compensation expense		148			148
Balance, September 30, 2018	5,125,476	$6,854	$59,357	$(3,845)	$62,366

Balance, December 31, 2018	5,137,476	$6,944	$62,005	$(2,017)	$66,932
Net Income			11,630		11,630
Other comprehensive income				4,150	4,150
Cash dividends on common stock			(1,186)		(1,186)
Exercise of stock options and tax effect	22,084	103			103
Stock-based compensation expense		150			150
Balance, September 30, 2019	5,159,560	$7,197	$72,449	$2,133	$81,779

See notes to unaudited condensed consolidated financial statements.

PLUMAS BANCORP AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	For the Nine Months
	Ended September 30,
	2019	2018
Cash Flows from Operating Activities:
Net income	$11,630	$10,422
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	900	800
Change in deferred loan origination costs/fees, net	(553)	(1,232)
Depreciation and amortization	1,065	749
Stock-based compensation expense	150	148
(Gain) loss on sale of investments	(20)	8
Amortization of investment security premiums	598	518
Gain on equity securities with no readily determinable fair value	-	(209)
Gain on sale of OREO and other vehicles	(14)	(80)
Gain on sale of loans held for sale	(788)	(1,763)
Loans originated for sale	(16,766)	(34,289)
Proceeds from loan sales	17,887	37,327
Provision from change in OREO valuation	-	38
Earnings on bank-owned life insurance	(246)	(246)
Increase in accrued interest receivable and other assets	(297)	(74)
(Decrease) increase in accrued interest payable and other liabilities	(643)	334
Net cash provided by operating activities	12,903	12,451

Cash Flows from Investing Activities:
Proceeds from principal repayments from available-for-sale government-sponsored mortgage-backed securities	16,946	11,349
Purchases of available-for-sale securities	(21,471)	(40,286)
Proceeds from sale of available-for-sale securities	11,379	4,157
Net increase in loans	(36,881)	(55,871)
Proceeds from Bank owned life insurance	-	338
Proceeds from sale of OREO	85	568
Proceeds from sale of other vehicles	420	400
Purchase of premises and equipment	(1,053)	(3,079)
Net cash used in investing activities	(30,575)	(82,424)

Continued on next page.

PLUMAS BANCORP AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

(Continued)

	For the Nine Months
	Ended September 30,
	2019	2018
Cash Flows from Financing Activities:
Net increase in demand, interest bearing and savings deposits	$64,328	$26,307
Net decrease in time deposits	(14,710)	(6,122)
Net increase (decrease) in securities sold under agreements to repurchase	331	(1,864)
Cash dividends paid on common stock	(1,186)	(920)
Proceeds from exercise of stock options	103	291
Net cash provided by financing activities	48,866	17,692
Increase (decrease) in cash and cash equivalents	31,194	(52,281)
Cash and Cash Equivalents at Beginning of Year	46,686	87,537
Cash and Cash Equivalents at End of Period	$77,880	$35,256

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:
Interest expense	$1,334	$842
Income taxes	$4,409	$3,336

Non-Cash Investing Activities:
Real estate and vehicles acquired through foreclosure	$409	$646

Non-Cash Financing Activities:
Common stock retired in connection with the exercise of stock options	$42	$29

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

Plumas Statutory Trust I and Trust II are not consolidated into the Company's consolidated financial statements and, accordingly, are accounted for under the equity method. The Company's investment in Trust I of $347,000 and Trust II of $178,000 are included in accrued interest receivable and other assets on the consolidated balance sheet. The junior subordinated deferrable interest debentures issued and guaranteed by the Company and held by Trust I and Trust II are reflected as debt on the consolidated balance sheet.

The accounting and reporting policies of Plumas Bancorp and subsidiary conform with accounting principles generally accepted in the United States of America and prevailing practices within the banking industry. In the opinion of management, the unaudited condensed consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the Company’s financial position at September 30, 2019 and the results of its operations and its cash flows for the three-month and nine-month periods ended September 30, 2019 and 2018. Our condensed consolidated balance sheet at December 31, 2018 is derived from audited financial statements.

The unaudited condensed consolidated financial statements of the Company have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim reporting on Form 10-Q. Accordingly, certain disclosures normally presented in the notes to the annual consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been omitted. The Company believes that the disclosures are adequate to make the information not misleading. These interim financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's 2018 Annual Report to Shareholders on Form 10-K. The results of operations for the three-month and nine-month periods ended September 30, 2019 may not necessarily be indicative of future operating results. In preparing such financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the balance sheet and revenues and expenses for the periods reported. Actual results could differ significantly from those estimates.

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

On October 16, 2019, the FASB approved a proposal to change the effective date of ASU No. 2016-13 for smaller reporting companies, as defined by the SEC, and other non-SEC reporting entities delaying the effective date to fiscal years beginning after December 31, 2022, including interim periods within those fiscal periods.

As the Company is a smaller reporting company and has not adopted provisions of the standard early, the delay is applicable to the Company.

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

3.   INVESTMENT SECURITIES AVAILABLE FOR SALE

The amortized cost and estimated fair value of investment securities at September 30, 2019 and December 31, 2018 consisted of the following, in thousands:

Available-for-Sale	September 30, 2019
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Debt securities:
U.S. Government-sponsored agencies collateralized by mortgage obligations- residential	$134,990	$1,969	$(253)	$136,706
Obligations of states and political subdivisions	31,498	1,331	(19)	32,810
	$166,488	$3,300	$(272)	$169,516

Net unrealized gain on available-for-sale investment securities totaling $3,028,000 were recorded, net of $895,000 in tax benefits, as accumulated other comprehensive income within shareholders' equity at September 30, 2019. During the nine months ended September 30, 2019 the Company sold forty available-for-sale investment securities for total proceeds of $11,379,000 recording a $20,000 gain on sale. The Company realized a gain on sale from twenty-three of these securities totaling $59,000 and a loss on sale on seventeen securities of $39,000. No securities were sold during the three months ended September 30, 2019.

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

There were no transfers of available-for-sale investment securities during the nine months ended September 30, 2019 and twelve months ended December 31, 2018. There were no securities classified as held-to-maturity at September 30, 2019 or December 31, 2018.

Investment securities with unrealized losses at September 30, 2019 and December 31, 2018 are summarized and classified according to the duration of the loss period as follows, in thousands:

September 30, 2019	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
Debt securities:
U.S. Government-sponsored agencies collateralized by mortgage obligations-residential	$18,348	$45	$20,844	$208	$39,192	$253
Obligations of states and political subdivisions	2,064	19	-	-	2,064	19
	$20,412	$64	$20,844	$208	$41,256	$272

December 31, 2018	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
Debt securities:
U.S. Government-sponsored agencies collateralized by mortgage obligations-residential	$26,478	$269	$77,476	$2,352	$103,954	$2,621
Obligations of states and political subdivisions	19,270	284	5,672	319	24,942	603
	$45,748	$553	$83,148	$2,671	$128,896	$3,224

At September 30, 2019, the Company held 191 securities of which 50 were in a loss position. Of the securities in a loss position, 27 were in a loss position for less than twelve months. Of the 191 securities, 104 are U.S. Government-sponsored agencies collateralized by residential mortgage obligations and 87 were obligations of states and political subdivisions. The unrealized losses relate principally to market rate conditions. All of the securities continue to pay as scheduled. When analyzing an issuer’s financial condition, management considers the length of time and extent to which the market value has been less than cost; the historical and implied volatility of the security; the financial condition of the issuer of the security; and the Company’s intent and ability to hold the security to recovery. As of September 30, 2019, management does not have the intent to sell these securities nor does it believe it is more likely than not that it will be required to sell these securities before the recovery of its amortized cost basis. Based on the Company’s evaluation of the above and other relevant factors, the Company does not believe the securities that are in an unrealized loss position as of September 30, 2019 are other than temporarily impaired.

The amortized cost and estimated fair value of investment securities at September 30, 2019 by contractual maturity are shown below, in thousands.

	Amortized Cost	Estimated Fair Value
Within one year	$-	$-
After one year through five years	3,415	3,504
After five years through ten years	6,228	6,430
After ten years	21,855	22,876
Investment securities not due at a single maturity date:
Government-sponsored mortgage-backed securities	134,990	136,706
	$166,488	$169,516

Expected maturities will differ from contractual maturities because the issuers of the securities may have the right to call or prepay obligations with or without call or prepayment penalties.

Investment securities with amortized costs totaling $84,586,000 and $92,166,000 and estimated fair values totaling $85,280,000 and $90,122,000 at September 30, 2019 and December 31, 2018, respectively, were pledged to secure deposits and repurchase agreements.

4. LOANS AND THE ALLOWANCE FOR LOAN LOSSES

Outstanding loans are summarized below, in thousands:

	September 30,	December 31,
	2019	2018

Commercial	$45,818	$49,563
Agricultural	77,529	69,160
Real estate – residential	14,960	15,900
Real estate – commercial	292,461	271,710
Real estate – construction and land development	42,727	40,161
Equity lines of credit	37,067	38,490
Auto	86,727	77,135
Other	4,467	4,080
Total loans	601,756	566,199
Deferred loan costs, net	3,471	3,257
Allowance for loan losses	(7,226)	(6,958)
Total net loans	$598,001	$562,498

Changes in the allowance for loan losses, in thousands, were as follows:

	September 30,	December 31,
	2019	2018

Balance, beginning of period	$6,958	$6,669
Provision charged to operations	900	1,000
Losses charged to allowance	(874)	(1,191)
Recoveries	242	480
Balance, end of period	$7,226	$6,958

The recorded investment in impaired loans totaled $2,642,000 and $1,275,000 at September 30, 2019 and December 31, 2018, respectively. The Company had specific allowances for loan losses of $235,000 on impaired loans of $633,000 at September 30, 2019 as compared to specific allowances for loan losses of $181,000 on impaired loans of $424,000 at December 31, 2018. The balance of impaired loans in which no specific reserves were required totaled $2,009,000 and $851,000 at September 30, 2019 and December 31, 2018, respectively. The average recorded investment in impaired loans for the nine months ended September 30, 2019 and September 30, 2018 was $1,771,000 and $1,738,000, respectively. The Company recognized $45,000 and $56,000 in interest income for impaired loans during the nine months ended September 30, 2019 and 2018, respectively. No interest was recognized on nonaccrual loans accounted for on a cash basis during the nine months ended September 30, 2019 and 2018.

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

The carrying value of troubled debt restructurings at September 30, 2019 and December 31, 2018 was $1,046,000 and $1,080,000, respectively. The Company has allocated $34,000 and $53,000 of specific reserves on loans to customers whose loan terms have been modified in troubled debt restructurings as of September 30, 2019 and December 31, 2018, respectively. The Company has not committed to lend additional amounts on loans classified as troubled debt restructurings at September 30, 2019 and December 31, 2018.

There were no troubled debt restructurings that occurred during the nine months ending September 30, 2019 or September 30, 2018.

There were no troubled debt restructurings for which there was a payment default within twelve months following the modification during the nine months ended September 30, 2019 and 2018, respectively.

At September 30, 2019 and December 31, 2018, nonaccrual loans totaled $2,598,000 and $1,117,000, respectively. Interest foregone on nonaccrual loans totaled $116,000 and $36,000 for the nine months ended September 30, 2019 and 2018, respectively. Interest foregone on nonaccrual loans totaled $47,000 and $7,000 for the three months ended September 30, 2019 and 2018, respectively. There were no loans past due 90 days or more and on accrual status at September 30, 2019 and December 31, 2018.

Salaries and employee benefits totaling $1,716,000 and $1,937,000 have been deferred as loan origination costs during the nine months ended September 30, 2019 and 2018, respectively. Salaries and employee benefits totaling $511,000 and $703,000 have been deferred as loan origination costs during the three months ended September 30, 2019 and 2018, respectively.

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

Loans not meeting the criteria above that are analyzed individually as part of the above described process are considered to be pass-rated loans.

The following table shows the loan portfolio allocated by management's internal risk ratings at the dates indicated, in thousands:

September 30, 2019	Commercial Credit Exposure
	Credit Risk Profile by Internally Assigned Grade
Grade:	Commercial	Agricultural	Real Estate- Residential	Real Estate- Commercial	Real Estate- Construction	Equity LOC	Total
Pass	$45,233	$74,739	$14,649	$286,504	$42,641	$36,111	$499,877
Special Mention	464	2,790	-	5,078	-	-	8,332
Substandard	121	-	311	879	86	956	2,353
Doubtful	-	-	-	-	-	-	-
Total	$45,818	$77,529	$14,960	$292,461	$42,727	$37,067	$510,562

December 31, 2018	Commercial Credit Exposure
	Credit Risk Profile by Internally Assigned Grade
Grade:	Commercial	Agricultural	Real Estate- Residential	Real Estate- Commercial	Real Estate- Construction	Equity LOC	Total
Pass	$48,905	$68,910	$15,621	$268,159	$40,069	$38,304	$479,968
Special Mention	481	250	124	3,420	-	-	4,275
Substandard	177	-	155	131	92	186	741
Doubtful	-	-	-	-	-	-	-
Total	$49,563	$69,160	$15,900	$271,710	$40,161	$38,490	$484,984

	Consumer Credit Exposure			Consumer Credit Exposure
	Credit Risk Profile Based on Payment Activity			Credit Risk Profile Based on Payment Activity
	September 30, 2019			December 31, 2018
	Auto	Other	Total	Auto	Other	Total
Grade:
Performing	$86,464	$4,462	$90,926	$76,734	$4,071	$80,805
Non-performing	263	5	268	401	9	410
Total	$86,727	$4,467	$91,194	$77,135	$4,080	$81,215

The following tables show the allocation of the allowance for loan losses at the dates indicated, in thousands:

Nine months ended September 30, 2019:	Commercial	Agricultural	Real Estate- Residential	Real Estate- Commercial	Real Estate- Construction	Equity LOC	Auto	Other	Total
Allowance for Loan Losses
Beginning balance	$914	$538	$214	$2,686	$758	$464	$1,289	$95	$6,958
Charge-offs	(186)	-	-	-	-	(6)	(624)	(58)	(874)
Recoveries	21	-	2	2	-	4	207	6	242
Provision	14	123	(42)	399	(118)	(29)	494	59	900
Ending balance	$763	$661	$174	$3,087	$640	$433	$1,366	$102	$7,226
Three months ended September 30, 2019:
Allowance for Loan Losses
Beginning balance	$721	$627	$177	$2,997	$597	$468	$1,372	$99	$7,058
Charge-offs	(49)	-	-	-	-	(1)	(140)	(27)	(217)
Recoveries	5	-	-	2	-	2	72	4	85
Provision	86	34	(3)	88	43	(36)	62	26	300
Ending balance	$763	$661	$174	$3,087	$640	$433	$1,366	$102	$7,226
Nine months ended September 30, 2018:
Allowance for Loan Losses
Beginning balance	$725	$623	$231	$2,729	$783	$533	$946	$99	$6,669
Charge-offs	(325)	-	-	-	-	-	(628)	(35)	(988)
Recoveries	23	-	93	19	3	4	213	10	365
Provision	345	(26)	(124)	(124)	122	(48)	635	20	800
Ending balance	$768	$597	$200	$2,624	$908	$489	$1,166	$94	$6,846
Three months ended September 30, 2018:
Allowance for Loan Losses
Beginning balance	$853	$546	$195	$2,699	$780	$481	$1,044	$100	$6,698
Charge-offs	(59)	-	-	-	-	-	(152)	(14)	(225)
Recoveries	8	-	2	1	1	1	58	2	73
Provision	(34)	51	3	(76)	127	7	216	6	300
Ending balance	$768	$597	$200	$2,624	$908	$489	$1,166	$94	$6,846
September 30, 2019:
Allowance for Loan Losses
Ending balance: individually evaluated for impairment	$83	$-	$28	$118	$6	$-	$-	$-	$235
Ending balance: collectively evaluated for impairment	680	661	146	2,969	634	433	1,366	102	6,991
Ending balance	$763	$661	$174	$3,087	$640	$433	$1,366	$102	$7,226
Loans
Ending balance: individually evaluated for impairment	92	250	642	879	112	667	-	-	2,642
Ending balance: collectively evaluated for impairment	$45,726	$77,279	$14,318	$291,582	$42,615	$36,400	$86,727	$4,467	$599,114
Ending balance	$45,818	$77,529	$14,960	$292,461	$42,727	$37,067	$86,727	$4,467	$601,756

December 31, 2018:	Commercial	Agricultural	Real Estate- Residential	Real Estate- Commercial	Real Estate- Construction	Equity LOC	Auto	Other	Total
Allowance for Loan Losses
Ending balance: individually evaluated for impairment	$128	$-	41	$-	$12	$-	$-	$-	$181
Ending balance: collectively evaluated for impairment	$786	$538	$173	$2,686	$746	$464	$1,289	$95	$6,777
Ending Balance	$914	$538	$214	$2,686	$758	$464	$1,289	$95	$6,958
Loans
Ending balance: individually evaluated for impairment	$128	$250	$649	$131	$117	$-	$-	$-	$1,275
Ending balance: collectively evaluated for impairment	49,435	68,910	15,251	271,579	40,044	38,490	77,135	4,080	564,924
Ending balance	$49,563	$69,160	$15,900	$271,710	$40,161	$38,490	$77,135	$4,080	$566,199

The following table shows an aging analysis of the loan portfolio by the time past due, in thousands:

				Total
September 30, 2019	30-89 Days	90 Days and Still		Past Due and
	Past Due	Accruing	Nonaccrual	Nonaccrual	Current	Total

Commercial	$142	$-	$98	$240	$45,578	$45,818
Agricultural	-	-	-	-	77,529	77,529
Real estate – residential	5	-	311	316	14,644	14,960
Real estate – commercial	63	-	879	942	291,519	292,461
Real estate - construction & land	-	-	86	86	42,641	42,727
Equity Lines of Credit	225	-	956	1,181	35,886	37,067
Auto	1,237	-	263	1,500	85,227	86,727
Other	40	-	5	45	4,422	4,467
Total	$1,712	$-	$2,598	$4,310	$597,446	$601,756

				Total
December 31, 2018	30-89 Days	90 Days and Still		Past Due and
	Past Due	Accruing	Nonaccrual	Nonaccrual	Current	Total

Commercial	$11	$-	$144	$155	$49,408	$49,563
Agricultural	-	-	-	-	69,160	69,160
Real estate – residential	154	-	155	309	15,591	15,900
Real estate - commercial	-	-	131	131	271,579	271,710
Real estate - construction & land	-	-	92	92	40,069	40,161
Equity Lines of Credit	596	-	186	782	37,708	38,490
Auto	1,725	-	401	2,126	75,009	77,135
Other	85	-	8	93	3,987	4,080
Total	$2,571	$-	$1,117	$3,688	$562,511	$566,199

The following tables show information related to impaired loans at September 30, 2019, in thousands:

		Unpaid		Average	Interest
	Recorded	Principal	Related	Recorded	Income
As of September 30, 2019:	Investment	Balance	Allowance	Investment	Recognized

With no related allowance recorded:
Commercial	$-	$-	$-	$-	$-
Agricultural	250	250	-	250	13
Real estate – residential	464	477	-	375	22
Real estate – commercial	628	641	-	481	-
Real estate – construction & land	-	-	-	-	-
Equity Lines of Credit	667	691	-	272	-
Auto	-	-	-	-	-
Other	-	-	-	-	-
With an allowance recorded:
Commercial	$92	$92	$83	$2	$-
Agricultural	-	-	-	-	-
Real estate – residential	178	178	28	178	5
Real estate – commercial	251	257	118	101	-
Real estate – construction & land	112	112	6	112	5
Equity Lines of Credit	-	-	-	-	-
Auto	-	-	-	-	-
Other	-	-	-	-	-
Total:
Commercial	$92	$92	$83	$2	$-
Agricultural	250	250	-	250	13
Real estate – residential	642	655	28	553	27
Real estate – commercial	879	898	118	582	-
Real estate – construction & land	112	112	6	112	5
Equity Lines of Credit	667	691	-	272	-
Auto	-	-	-	-	-
Other	-	-	-	-	-
Total	$2,642	$2,698	$235	$1,771	$45

The following tables show information related to impaired loans at December 31, 2018, in thousands:

		Unpaid		Average	Interest
	Recorded	Principal	Related	Recorded	Income
As of December 31, 2018:	Investment	Balance	Allowance	Investment	Recognized

With no related allowance recorded:
Commercial	$-	$-	$-	$-	$-
Agricultural	250	250	-	252	19
Real estate – residential	470	481	-	470	38
Real estate – commercial	131	144	-	136	-
Real estate – construction & land	-	-	-	-	-
Equity Lines of Credit	-	-	-	-	-
Auto	-	-	-	-	-
Other	-	-	-	-	-
With an allowance recorded:
Commercial	$128	$128	$128	$1	$-
Agricultural	-	-	-	-	-
Real estate – residential	179	179	41	181	7
Real estate – commercial	-	-	-	-	-
Real estate – construction & land	117	117	12	120	7
Equity Lines of Credit	-	-	-	-	-
Auto	-	-	-	-	-
Other	-	-	-	-	-
Total:
Commercial	$128	$128	$128	$1	$-
Agricultural	250	250	-	252	19
Real estate – residential	649	660	41	651	45
Real estate – commercial	131	144	-	136	-
Real estate – construction & land	117	117	12	120	7
Equity Lines of Credit	-	-	-	-	-
Auto	-	-	-	-	-
Other	-	-	-	-	-
Total	$1,275	$1,299	$181	$1,160	$71

5. COMMITMENTS AND CONTINGENCIES

The Company is party to claims and legal proceedings arising in the ordinary course of business. In the opinion of the Company’s management, the amount of ultimate liability with respect to such proceedings will not have a material adverse effect on the financial condition or result of operations of the Company taken as a whole.

In the normal course of business, there are various outstanding commitments to extend credit, which are not reflected in the financial statements, including loan commitments of $104.9 million and $126.9 million and stand-by letters of credit of $431 thousand and $417 thousand at September 30, 2019 and December 31, 2018, respectively.

Of the loan commitments outstanding at September 30, 2019, $8.5 million are real estate construction loan commitments that are expected to fund within the next twelve months. The remaining commitments primarily relate to revolving lines of credit or other commercial loans, and many of these are expected to expire without being drawn upon. Therefore, the total commitments do not necessarily represent future cash requirements. Each loan commitment and the amount and type of collateral obtained, if any, are evaluated on an individual basis. Collateral held varies, but may include real property, bank deposits, debt or equity securities or business assets.

Stand-by letters of credit are conditional commitments written to guarantee the performance of a customer to a third party. These guarantees are primarily related to the purchases of inventory by commercial customers and are typically short-term in nature. Credit risk is similar to that involved in extending loan commitments to customers and accordingly, evaluation and collateral requirements similar to those for loan commitments are used. The deferred liability related to the Company’s stand-by letters of credit was not significant at September 30, 2019 or December 31, 2018.

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

As our leases do not provide an implicit rate, we use our incremental borrowing rate based on the information available at the lease commencement date in determining the present value of the lease payments. The Company’s weighted average incremental borrowing rate used in the calculation of the right-of-use assets and lease liabilities was estimated at 5%. At September 30, 2019 the ROU assets and lease liabilities included on the condensed consolidated balance sheet in other assets and other liabilities, respectively totaled $328,000 consisting of total undiscounted remaining cash flows of $347,000 less a present value discount of $19,000.

The following table presents a maturity analysis of the operating lease liability at September 30, 2019, in thousands:

Maturities of Lease Liabilities
Three months ended December 31, 2019	$62
Year ended December 31, 2020	163
Year ended December 31, 2021	63
Year ended December 31, 2022	59
347
Less: Present value discount	(19)
Lease Liability September 30, 2019	$328

The weighted-average remaining lease term is 2.2 years.

Total lease costs for the nine and three months ended September 30, 2019 were as follows, in thousands:

	Nine Months ended September 30,	Three Months ended September 30,
	2019	2019
Operating leases	$247	$71
Short-term leases	63	37
Variable lease expense	32	10
Total lease expense	$342	$118

Variable lease expense consists primarily of maintenance expense paid to maintain common areas. Rent expense for the nine and three months ended September 30, 2018, prior to the adoption of ASU 2016-02, was $275,000 and $92,000, respectively, which includes $28,000 and $10,000, respectively, related to variable lease expense.

Cash paid on operating leases was $247,000 and $71,000, respectively for the nine and three months ended September 30, 2019.

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

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
(In thousands, except per share data)	2019	2018	2019	2018
Net Income:
Net income	$4,002	$3,696	$11,630	$10,422
Earnings Per Share:
Basic earnings per share	$0.78	$0.72	$2.26	$2.04
Diluted earnings per share	$0.77	$0.71	$2.22	$2.00
Weighted Average Number of Shares Outstanding:
Basic shares	5,160	5,122	5,153	5,100
Diluted shares	5,227	5,225	5,227	5,219

Shares of common stock issuable under stock options for which the exercise prices were greater than the average market prices were not included in the computation of diluted earnings per share due to their antidilutive effect.  Stock options not included in the computation of diluted earnings per share, due to shares not being in-the-money and having an antidilutive effect, were approximately 71,000 and 71,000 for the three-month periods ended September 30, 2019 and 2018, respectively. Stock options not included in the computation of diluted earnings per share, due to shares not being in-the-money and having an antidilutive effect, were approximately 71,000 and 71,000 for the nine-month periods ended September 30, 2019 and 2018, respectively.

8. STOCK-BASED COMPENSATION

In 2001, the Company established a Stock Option Plan for which no shares of common stock remain reserved for issuance to employees and directors and no shares are available for future grants as of September 30, 2019.

As of September 30, 2019, all remaining shares in this plan have vested and no compensation cost remains unrecognized.

A summary of the activity within the 2001 Stock Option Plan follows:

	Shares	Weighted Average Exercise Price

Options outstanding at January 1, 2019	6,193	$2.95
Options exercised	(6,193)	2.95
Options outstanding at September 30, 2019	-	$-

In May 2013, the Company established the 2013 Stock Option Plan for which 415,085 shares of common stock are reserved and 238,500 shares are available for future grants as of September 30, 2019. The 2013 Plan requires that the option price may not be less than the fair market value of the stock at the date the option is granted, and that the stock must be paid in full at the time the option is exercised. Payment in full for the option price must be made in cash, with Company common stock previously acquired by the optionee and held by the optionee for a period of at least nine months, in options of the Optionee that are fully vested and exercisable or in any combination of the foregoing. The options expire on dates determined by the Board of Directors, but not later than ten years from the date of grant.

No options were granted during the nine months ended September 30, 2019. During the nine months ended September 30, 2018 the Company granted options to purchase 76,000 shares of common stock.

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

A summary of the activity within the 2013 Plan follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term in Years	Intrinsic Value
Options outstanding at January 1, 2019	196,500	$13.84
Options cancelled	(2,400)	$8.75
Options exercised	(17,515)	7.24
Options outstanding at September 30, 2019	176,585	$14.57	4.8	$1,292,000
Options exercisable at September 30, 2019	102,860	$10.62	4.1	$1,059,000
Expected to vest after September 30, 2019	65,328	$20.07	5.8	$233,000

As of September 30, 2019, there was $307,000 of total unrecognized compensation cost related to non-vested, share-based compensation. That cost is expected to be recognized over a weighted average period of 2.1 years.

The total fair value of options vested during the nine months ended September 30, 2019 and 2018 was $197,000 and $150,000, respectively. The total intrinsic value of options at time of exercise was $311,000 and $1,261,000 for the nine months ended September 30, 2019 and 2018, respectively.

Compensation cost related to stock options recognized in operating results under the stock option plans was $150,000 and $148,000 for the nine months ended September 30, 2019 and 2018, respectively. The associated income tax benefit recognized was $10,000 for the nine months ended September 30, 2019 and September 30, 2018. Compensation cost related to stock options recognized in operating results under the stock option plans was $50,000 for the three months ended September 30, 2019 and 2018. The associated income tax benefit recognized was $3,000 for the three months ended September 30, 2019 and September 30, 2018.

Cash received from option exercises under the plans for the nine months ended September 30, 2019 and 2018 were $103,000 and $291,000, respectively. The tax benefit realized for the tax deductions from option exercise totaled $24,000 and $99,000 for the nine months ended September 30, 2019 and 2018, respectively.

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

Interest expense and penalties associated with unrecognized tax benefits, if any, are classified as income tax expense in the consolidated statements of income. There have been no significant changes to unrecognized tax benefits or accrued interest and penalties for the nine months ended September 30, 2019.

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

Fair Value of Financial Instruments

The carrying amounts and estimated fair values of financial instruments, at September 30, 2019 follows, in thousands:

		Fair Value Measurements at September 30, 2019 Using:
	Carrying Value	Level 1	Level 2	Level 3	Total Fair Value
Financial assets:
Cash and cash equivalents	$77,880	$77,880	$-	$-	$77,880
Investment securities	169,516	-	169,516	-	169,516
Loans, net	598,001	-	-	631,755	631,755
FHLB stock	3,517	-	-	-	N/A
Accrued interest receivable	3,205	13	594	2,598	3,205
Financial liabilities:
Deposits	776,183	733,927	42,266	-	776,193
Repurchase agreements	13,389	-	13,389	-	13,389
Junior subordinated deferrable interest debentures	10,310	-	-	7,473	7,473
Accrued interest payable	94	12	60	22	94

The carrying amounts and estimated fair values of financial instruments, at December 31, 2018 follows, in thousands:

		Fair Value Measurements at December 31, 2018 Using:
	Carrying Value	Level 1	Level 2	Level 3	Total Fair Value
Financial assets:
Cash and cash equivalents	$46,686	$46,686	$-	$-	$46,686
Investment securities	171,507	-	171,507	-	171,507
Loans, net	562,498	-	-	580,396	580,396
FHLB stock	3,027	-	-	-	N/A
Accrued interest receivable	3,345	22	685	2,638	3,345
Financial liabilities:
Deposits	726,565	669,599	57,050	-	726,649
Repurchase agreements	13,058	-	13,058	-	13,058
Junior subordinated deferrable interest debentures	10,310	-	-	8,092	8,092
Accrued interest payable	88	11	52	25	88

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

The following tables present information about the Company’s assets and liabilities measured at fair value on a recurring and non-recurring basis as of September 30, 2019 and December 31, 2018, and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value:

Assets and liabilities measured at fair value on a recurring basis at September 30, 2019 are summarized below, in thousands:

		Fair Value Measurements at September 30, 2019 Using

	Total Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
U.S. Government-sponsored agencies collateralized by mortgage obligations- residential	$136,706	$-	$136,706	$-
Obligations of states and political subdivisions	32,810		32,810
	$169,516	$-	$169,516	$-

 Assets and liabilities measured at fair value on a recurring basis at December 31, 2018 are summarized below, in thousands:

		Fair Value Measurements at December 31, 2018 Using
	Total Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Assets:
U.S. Government-sponsored agencies collateralized by mortgage obligations- residential	$132,678	$-	$132,678	$-
Obligations of states and political subdivisions	38,829		38,829
	$171,507	$-	$171,507	$-

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

Assets and liabilities measured at fair value on a non-recurring basis at September 30, 2019 are summarized below, in thousands:

		Fair Value Measurements at September 30, 2019 Using
	Total Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total (Losses) Nine Months Ended September 30, 2019
Assets:
Impaired loans:
Real estate – commercial	$133	$-	$-	$133	$(118)
Other real estate:		-	-
Real estate – residential	292	-	-	292	-
Real estate – commercial	347	-	-	347	-
Construction and land	455	-	-	455	-
Total other real estate	1,094	-	-	1,094	-
Total	$1,643	$-	$-	$1,643	$(118)

Assets and liabilities measured at fair value on a non-recurring basis at December 31, 2018 are summarized below, in thousands:

		Fair Value Measurements at December 31, 2018 Using
	Total Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total (Losses) Nine Months Ended September 30, 2018
Assets:
Impaired loans:
Construction and land	$-	$-	$-	$-	$(25)
Other real estate:
Real estate – residential	368	-	-	368	(38)
Real estate – commercial	347	-	-	347	-
)Construction and land	455	-	-	455	-
Total other real estate	1,170	-	-	1,170	(38)
Total	$1,170	$-	$-	$1,170	$(63)

The Company has no liabilities which are reported at fair value.

The following methods were used to estimate fair value.

Collateral-Dependent Impaired Loans: The Bank does not record loans at fair value on a recurring basis. However, from time to time, fair value adjustments are recorded on these loans to reflect partial write-downs, through charge-offs or specific reserve allowances, that are based on fair value estimates of the underlying collateral. The fair value estimates for collateral-dependent impaired loans are generally based on recent real estate appraisals or broker opinions, obtained from independent third parties, which are frequently adjusted by management to reflect current conditions and estimated selling costs (Level 3).   Net losses of ($118,000) and ($63,000) represent impairment charges recognized during the nine months ended September 30, 2019 and 2018, respectively, related to the above impaired loans.

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

The following table presents quantitative information about Level 3 fair value measurements for financial instruments measured at fair value on a non-recurring basis at September 30, 2019 and December 31, 2018 (dollars in thousands):

Description	Fair Value 9/30/2019	Fair Value 12/31/2018	Valuation Technique	Significant Unobservable Input	Range (Weighted Average) 9/30/2019				Range (Weighted Average) 12/31/2018
Impaired Loans:

RE – Commercial	$133	$-	Third Party appraisals	Management Adjustments to Reflect Current Conditions and Selling Costs		10%	(10%	)		N/A

Other Real Estate:

RE – Residential	$292	$368	Third Party appraisals	Management Adjustments to Reflect Current Conditions and Selling Costs		10%	(10%	)	10% -	34%	(16%	)

RE – Commercial	$347	$347	Third Party appraisals	Management Adjustments to Reflect Current Conditions and Selling Costs	16% -	17%	(16%	)	16% -	17%	(16%	)

Construction and Land	$455	$455	Third Party appraisals	Management Adjustments to Reflect Current Conditions and Selling Costs	10% -	51%	(24%	)	10% -	51%	(24%	)

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

INTRODUCTION

The following discussion and analysis sets forth certain statistical information relating to the Company as of September 30, 2019 and December 31, 2018 and for the three- and nine-month periods ended September 30, 2019 and 2018. This discussion should be read in conjunction with the condensed consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q and the consolidated financial statements and notes thereto included in Plumas Bancorp’s Annual Report filed on Form 10-K for the year ended December 31, 2018.

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

OVERVIEW - NINE MONTHS ENDED SEPTEMBER 30, 2019

Net income increased by $1.2 million from $10.4 million during the nine months ended September 30, 2018 to $11.6 million during the current nine-month period. Earnings benefited from an increase of $4.0 million in net interest income partially offset by a decline in non-interest income of $919 thousand and increases in the provision for loan losses of $100 thousand, non-interest expense of $1.2 million and $572 thousand in income tax expense. Diluted earnings per share increased to $2.22 for the nine months ended September 30, 2019 compared to $2.00 during the nine months ended September 30, 2018.

Total assets at September 30, 2019 were $888 million, an increase of $64 million from $824 million at December 31, 2018. The increase in assets includes increases of $35.5 million in net loans, $31.2 million in cash and cash equivalents, and $2.0 million in investment securities. At September 30, 2019, cash and cash equivalents totaled $77.9 million, net loans were $598.0 million and investment securities totaled $169.5 million.

Total deposits increased by $49.6 million from $727 million at December 31, 2018 to $776 million at September 30, 2019. Shareholders’ equity increased by $14.9 million from $66.9 million at December 31, 2018 to $81.8 million at September 30, 2019.

The annualized return on average assets was 1.84% for the nine months ended September 30, 2019 and 1.87% for the nine months ended September 30, 2018. The annualized return on average equity decreased from 23.7% during the first nine months of 2018 to 20.8% during the current nine-month period.

RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2019

Net interest income before provision for loan losses. Net interest income for the nine months ended September 30, 2019 was $28.1 million, an increase of $4.0 million from the $24.1 million earned during the same period in 2018. The increase in net interest income includes an increase of $4.5 million in interest income partially offset by an increase of $503 thousand in interest expense. Net interest margin, which benefited from an 18 basis points increase in average yield on interest-earning assets, increased 12 basis points to 4.80%, up from 4.68% for the same period in 2018.

Interest income increased by 18% to $29.5 million for the nine months ended September 30, 2019, up from $25.0 million during the same period in 2018. Related to increases in average loan balances and loan yield, interest and fees on loans increased by $4.0 million to $25.7 million for the nine months ended September 30, 2019; compared to $21.7 million during the first nine months of 2018. The Company’s average loan balances were $584 million for the nine months ended September 30, 2019, up $77 million, or 15%, from $507 million for the same period in 2018. The average rate earned on the Company’s loan balances increased by 16 basis points to 5.88% during the first nine months of 2019 compared to 5.72% during the first nine months of 2018. We attribute this increase in yield primarily to an increase in the average prime interest rate during this period. Loan pricing continues to be extremely competitive in our service area.

The following table compares loan balances by type at September 30, 2019 and 2018.

(dollars in thousands)	Balance at End of Period	Percent of Loans in Each Category to Total Loans	Balance at End of Period	Percent of Loans in Each Category to Total Loans
	09/30/19	09/30/19	09/30/18	09/30/18
Commercial	$45,818	7.6%	$46,762	8.7%
Agricultural	77,529	12.9%	70,917	13.1%
Real estate – residential	14,960	2.5%	15,674	2.9%
Real estate – commercial	292,461	48.6%	253,154	46.9%
Real estate – construction & land	42,727	7.1%	38,454	7.1%
Equity Lines of Credit	37,067	6.2%	39,165	7.3%
Auto	86,727	14.4%	71,875	13.3%
Other	4,467	0.7%	3,846	0.7%
Total Gross Loans	$601,756	100%	$539,847	100%

Interest on investment securities increased by $480 thousand related to an increase in yield of 4 basis points, from 2.56% during the nine months ended September 30, 2018 to 2.60% during the nine months ended September 30, 2019, and an increase in average balance from $150.3 million during the nine months ended September 30, 2018 to $172.7 million during the nine months ended September 30, 2019. We attribute the increase in yield during the current period primarily to market conditions. See “Investment Portfolio and Federal Funds Sold” for additional information related to the Company’s investment portfolio.

Interest earned on other interest earning assets increased by $43 thousand to $445 thousand during the nine months ended September 30, 2019 as an increase in yield of 57 basis points from 1.70% during the nine months ended September 30, 2018 to 2.27% during the current nine-month period was partially offset by a decrease in average balances from $31.6 million during the nine months ended September 30, 2018 to $26.2 million during the current nine month period. Other interest earning assets mostly related to balances held at the Federal Reserve Bank of San Francisco.

Interest expense on deposits increased by $461 thousand from $462 thousand for the nine months ended September 30, 2018, to $923 thousand during the current period. This increase mostly relates to an increase in interest expense on money market accounts and time deposits related to the purchase of our Carson City, Nevada branch on October 26, 2018. The average rate paid on the Carson City money market and time deposits exceeds that which Plumas Bank pays in other markets. To date we have maintained the rates on the money market accounts at this branch but have experienced a decrease in deposits mostly related to the maturity of time deposits which were yielding significantly higher rates than our offering rates. In total, time deposits at the Carson City Branch declined by $12.4 million from $18.5 million on acquisition to $6.1 million at September 30, 2019. We expect some additionally runoff on these accounts as they reprice over time. During the nine months ended September 30, 2019 money market accounts housed at our Carson City branch averaged $15.1 million and time deposits at this branch averaged $13.4 million. Interest expense on money market accounts increased by $231 thousand to $304 thousand related to an increase in average rate paid of 32 basis points and an increase in average balances of $19.0 million from $66.6 million during the nine months ended September 30, 2018 to $85.6 million during the nine-month period. Interest on time deposits increased by $222 thousand from $99 thousand during the nine months ended September 30, 2018 to $321 thousand during the 2019 nine month period. During this same period average time deposits increased by $9.5 million and the average rate paid on time deposit increased by 52 basis points.

Interest expense on other interest-bearing liabilities increased by $42 thousand from $375 thousand during the nine months ended September 30, 2018 to $417 thousand during the current period mostly related to an increase in rate paid on junior subordinated debentures. Interest on the debentures, which totaled $406 thousand during the nine months ended September 30, 2019 and $370 thousand during the nine months ended September 30, 2018, fluctuates with changes in the 3-month London Interbank Offered Rate (LIBOR).

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

	For the Nine Months Ended September 30, 2019			For the Nine Months Ended September 30, 2018
	Average Balance (in thousands)	Interest (in thousands)	Yield/ Rate	Average Balance (in thousands)	Interest (in thousands)	Yield/ Rate
Interest-earning assets:
Loans (1) (2) (3)	$583,792	$25,655	5.88%	$506,592	$21,680	5.72%
Investment securities (1)	172,671	3,353	2.60%	150,285	2,873	2.56%
Interest-bearing deposits	26,223	445	2.27%	31,581	402	1.70%
Total interest-earning assets	782,686	29,453	5.03%	688,458	24,955	4.85%
Cash and due from banks	21,848			21,306
Other assets	39,878			37,323
Total assets	$844,412			$747,087

Interest-bearing liabilities:
NOW deposits	$105,538	75	0.10%	$102,939	72	0.09%
Money market deposits	85,634	304	0.47%	66,557	73	0.15%
Savings deposits	179,174	223	0.17%	175,739	218	0.17%
Time deposits	51,633	321	0.83%	42,098	99	0.31%
Total deposits	421,979	923	0.29%	387,333	462	0.16%
Junior subordinated debentures	10,310	406	5.26%	10,310	370	4.80%
Other interest-bearing liabilities	10,696	11	0.14%	7,935	5	0.08%
Total interest-bearing liabilities	442,985	1,340	0.40%	405,578	837	0.28%
Non-interest-bearing deposits	319,957			275,953
Other liabilities	6,878			6,704
Shareholders' equity	74,592			58,852
Total liabilities & equity	$844,412			$747,087
Cost of funding interest-earning assets (4)			0.23%			0.17%
Net interest income and margin (5)		$28,113	4.80%		$24,118	4.68%

(1)	Not computed on a tax-equivalent basis.
(2)	Average nonaccrual loan balances of $1.8 million for 2019 and $1.0 million for 2018 are included in average loan balances for computational purposes.
(3)	Net costs included in loan interest income for the nine-month periods ended September 30, 2019 and 2018 were $491,000 and $247,000, respectively.
(4)	Total annualized interest expense divided by the average balance of total earning assets.
(5)	Annualized net interest income divided by the average balance of total earning assets.

The following table sets forth changes in interest income and interest expense for the three-month periods indicated. It includes the amount of change attributable to variances in volume, rates and the combination of volume and rates based on the relative changes of volume and rates:

	2019 over 2018 change in net interest income for the nine months ended September 30,
	(in thousands)
	Volume (1)	Rate (2)	Mix (3)	Total

Interest-earning assets:
Loans	$3,304	$582	$89	$3,975
Investment securities	428	45	7	480
Interest bearing deposits	(68)	134	(23)	43
Total interest income	3,664	761	73	4,498
Interest-bearing liabilities:
NOW deposits	2	1	-	3
Money market deposits	21	163	47	231
Savings deposits	4	1	-	5
Time deposits	22	163	37	222
Junior subordinated debentures	-	36	-	36
Other	2	3	1	6
Total interest expense	51	367	85	503
Net interest income	$3,613	$394	$(12)	$3,995

(1)	The volume change in net interest income represents the change in average balance multiplied by the previous quarter’s rate.
(2)	The rate change in net interest income represents the change in rate multiplied by the previous quarter’s average balance.
(3)	The mix change in net interest income represents the change in average balance multiplied by the change in rate.

Provision for loan losses. During the nine months ended September 30, 2019 and 2018 we recorded a provision for loan losses of $900 thousand and $800 thousand, respectively. See “Analysis of Asset Quality and Allowance for Loan Losses” for a discussion of loan quality trends and the provision for loan losses.

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

Non-interest income. During the nine months ended September 30, 2019, non-interest income totaled $6.1 million, a decrease of $919 thousand from the nine months ended September 30, 2018. The largest component of this decrease was a decline of $975 thousand in gains on sale of SBA loans from $1.8 million during the nine months ended September 30, 2018 to $788 thousand during the current period. Proceeds from SBA loan sales totaled $17.9 million during the current nine-month period and $37.3 million during the nine months ended September 30, 2018. Loans originated for sale totaled $16.8 million during the nine months ended September 30, 2019 and $34.3 million during the nine months ended September 30, 2018. We attribute some of the decline in originations to the government shutdown during the first quarter of 2019. During the shutdown we were unable to provide SBA guaranteed loans. In addition, higher market rates have resulted in a decrease in demand; competition in the SBA lending market remains intense. Partially offsetting the decline in gain on sale of SBA loans were increases of $77 thousand in service charge income, $120 thousand in interchange income, $28 thousand in gain on sale of securities and an increase in various other categories of non-interest income totaling $66 thousand. Non-interest income benefited during the 2018 period from a $209 thousand gain recorded upon the prospective adoption of a newly effective accounting pronouncement impacting the measurement of equity securities, which in our case consists of stock in our correspondent banks, without a readily determinable fair market value. No gain or loss was recorded on these securities during the current period.

The following table describes the components of non-interest income for the nine-month periods ended September 30, 2019 and 2018 (dollars in thousands):

	For the Nine Months Ended September 30,
	2019	2018	Dollar Change	Percentage Change
Service charges on deposit accounts	1,996	1,919	77	4.0%
Interchange income	1,739	1,619	120	7.4%
Gain on sale of loans, net	788	1,763	(975)	-55.3%
Loan servicing fees	561	587	(26)	-4.4%
Earnings on life insurance policies	246	246	-	-%
Gain (loss) on sale of investments	20	(8)	28	350.0%
Gain on equity securities (1)	-	209	(209)	-100.0%
Other	771	705	66	9.4%
Total non-interest income	$6,121	$7,040	$(919)	-13.1%
(1)	With no readily determinable fair market value.

Non-interest expense. During the nine months ended September 30, 2019 non-interest expense increased by $1.2 million, or 7% to $17.3 million, up from $16.1 million during the same period in 2018. Total non-interest expense related to our Carson City, Nevada branch was $692 thousand for the nine months ended September 30, 2019. Excluding the effect of the Carson City branch, non-interest expense would have increased by 4% for the nine months ended September 30, 2019.

The Company’s single largest expense is salary and benefit costs. During the nine months ended September 30, 2019 salary and benefit expense increased by $657 thousand, or 7%, to $9.7 million. The increase in salary and benefit costs includes annual merit and promotional increases and an increase in personnel including five FTE at our Carson City, Nevada branch. Other significant increases in non-interest expense include $355 thousand in occupancy and equipment expense, $201 thousand in amortization of core deposit intangible, $135 thousand in director compensation and expense and $127 thousand in outside service fees. The largest decreases in non-interest expense were reductions in professional fees of $127 thousand, other non-interest expense of $122 thousand and deposit insurance expense of $112 thousand.

Of the $355 thousand increase in occupancy and equipment costs, $140 thousand relates to the Carson City, Nevada branch. Of the remaining increase the three largest items were increases of $60 thousand in equipment depreciation, $65 thousand in software costs and $26 thousand in property taxes. The increase in amortization of core deposit intangible is related to the amortization of the core deposit intangible recorded on the acquisition of the Carson City branch. Director compensation and expense was abnormally low during the 2018 period as it included the reversal of accrued retirement costs related to our former director John Flournoy who elected not to run for reelection in 2018 and instead allowed his board term to expire as of May 16, 2018. Mr. Flournoy did not meet the minimum years of service required under his agreement to receive benefits. In addition, during 2019 we have added two new Board members. The increase in outside services primarily relates to growth in the Bank.

Professional fees during the current period benefited from a reduction in consulting costs of $74 thousand. Consulting costs were somewhat high during the 2018 period as they included an external review of our compliance management system and $24 thousand related to our acquisition of the Carson City, Nevada branch. In addition, included in professional fees during the 2018 period were $40 thousand in legal expense related to the Carson City branch acquisition. Other non-interest expense during the 2018 period was also higher than normal as it included a $50 thousand increase in the reserve for undisbursed loan commitments and costs associated with the pending termination of our lease at our Tahoe City, California branch. During 2018 we purchased a building in Tahoe City which, after remodeling is complete, will become the new home of our Tahoe City branch. Our lease obligation at our current location includes a termination penalty that during 2018 has been accrued into other expense. Deposit insurance costs during the current period benefit from assessment credits we were able to apply to our deposit insurance billings. Plumas Bank was awarded assessment credits totaling $177 thousand which became available once the Deposit Insurance Fund Reserve Ratio reached at least 1.38. During the third quarter we were notified that the reserve ratio was 1.40 on June 30, 2019 and that our credits would be available to offset insurance assessments beginning with the April 1, 2019 assessment period.

The following table describes the components of non-interest expense for the nine-month periods ended September 30, 2019 and 2018, dollars in thousands:

	For the Nine Months Ended September 30,
	2019	2018	Dollar Change	Percentage Change
Salaries and employee benefits	$9,743	$9,086	$657	7.2%
Occupancy and equipment	2,482	2,127	355	16.7%
Outside service fees	1,877	1,750	127	7.3%
Professional fees	545	672	(127)	-18.9%
Telephone and data communication	400	397	3	0.8%
Business development	362	296	66	22.3%
Director compensation and expense	318	183	135	73.8%
Armored car and courier	302	245	57	23.3%
Advertising and shareholder relations	295	323	(28)	-8.7%
Amortization of Core Deposit Intangible	206	5	201	4,020.0%
Loan collection expenses	172	200	(28)	-14.0%
Stationery and supplies	87	86	1	1.2%
Deposit insurance	65	177	(112)	-63.3%
OREO expenses	43	47	(4)	-8.5%
Provision from change in OREO valuation	-	38	(38)	-100.0%
Gain on Sale of OREO	(9)	(62)	53	-85.5%
Other	414	536	(122)	-22.8%
Total non-interest expense	$17,302	$16,106	$1,196	7.4%

Provision for income taxes. The Company recorded an income tax provision of $4.4 million, or 27.5% of pre-tax income for the nine months ended September 30, 2019. This compares to an income tax provision of $3.8 million or 26.9% of pre-tax income during the first nine months of 2018. The percentages for 2019 and 2018 differ from statutory rates as tax exempt items of income such as earnings on Bank owned life insurance and municipal loan and securities interest decrease taxable income. In addition, the 2019 and 2018 provision include income tax benefits related to the exercise of stock options of $24 thousand and $99 thousand, respectively.

Deferred tax assets and liabilities are recognized for the tax consequences of temporary differences between the reported amount of assets and liabilities and their tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The determination of the amount of deferred income tax assets which are more likely than not to be realized is primarily dependent on projections of future earnings, which are subject to uncertainty and estimates that may change given economic conditions and other factors. The realization of deferred income tax assets is assessed, and a valuation allowance is recorded if it is "more likely than not" that all or a portion of the deferred tax asset will not be realized. "More likely than not" is defined as greater than a 50% chance. All available evidence, both positive and negative is considered to determine whether, based on the weight of that evidence, a valuation allowance is needed. Based upon the analysis of available evidence, management has determined that it is "more likely than not" that all deferred income tax assets as of September 30, 2019 and December 31, 2018 will be fully realized and therefore no valuation allowance was recorded. On the consolidated balance sheet, net deferred tax assets are included in accrued interest receivable and other assets.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2019

Net Income. The Company recorded net income of $4.0 million for the three months ended September 30, 2019 up $306 thousand from net income of $3.7 million for the three months ended September 30, 2018. An increase of $1.0 million in net interest income was partially offset by increases of $447 thousand in non-interest expense and $125 thousand in income tax expense and a decrease of $138 thousand in non-interest income.

The following is a detail discussion of each component of the change in net income.

Net interest income before provision for loan losses. Net interest income was $9.6 million for the three months ended September 30, 2019 an increase of $1.0 million, or 12%, from $8.6 million for the same period in 2018. The increase in net interest income includes an increase of $1.2 million in interest income; the largest component of which was an increase in interest and fees on loans of $1.1 million. Net interest margin for the three months ended September 30, 2019 decreased by 6 basis points from 4.78% during the third quarter of 2018 to 4.72% during the current quarter.

Interest income increased by 13%, to $10.0 million for the three months ended September 30, 2019, up from $8.8 million during the same period in 2018. This was related mostly to an increase in average loan balances interest and fees on loans which increased $1.1 million to $8.8 million for the three months ended September 30, 2019 as compared to $7.7 million during the third quarter of 2018. The Company’s average loan balances were $599 million for the three months ended September 30, 2019, up $70 million, or 13%, from $529 million for the same period in 2018. The average yield on loans was 5.80% during the third quarter of 2019, up slightly from 5.77% for same quarter in 2018. Net loan costs increased by $146 thousand from $116 thousand during the third quarter of 2018 to $262 thousand during the current quarter. Net loan costs during the third quarter of 2018 were lower than normal as we benefited from several prepayment penalties.

Interest on investment securities increased by $38 thousand related to an increase in average balance from $158.3 million in 2018 to $172.2 million in 2019. Yield on investment securities was 2.48% during the current quarter and 2.60% during the three months ended September 30, 2018.

Interest expense on deposits increased by $145 thousand to $304 thousand for the three months ended September 30, 2019, up from $159 thousand during the 2018 quarter. This increase mostly relates to an increase in interest expense on money market accounts and time deposits related to the purchase of our Carson City branch on October 26, 2018. Interest on money market accounts increased by $85 thousand. Average money market accounts increased $19.6 million from $68.1 million during the three months ended September 30, 2018 to $87.7 million during the current quarter. The average rate paid on money market accounts increased by 35 basis points to 0.50% during the three-months ended September 30, 2019 up from 0.15% during the 2018 quarter. Interest on time deposits increased by $59 thousand from $34 thousand during the three months ended September 30, 2018 to $93 thousand during the current quarter. Average time deposits increased by $6.3 million from $40.5 million during the three months ended September 30, 2018 to $46.8 million during the current quarter. The average rate paid on time deposits was 0.33% during the three-months ended September 30, 2018 and 0.79% during the current quarter.

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

	For the Three Months Ended September 30, 2019			For the Three Months Ended September 30, 2018
	Average Balance (in thousands)	Interest (in thousands)	Yield/ Rate	Average Balance (in thousands)	Interest (in thousands)	Yield/ Rate

Interest-earning assets:
Loans (1) (2) (3)	$598,899	$8,761	5.80%	$529,100	$7,693	5.77%
Investment securities (1)	172,184	1,075	2.48%	158,316	1,037	2.60%
Interest-bearing deposits	32,355	171	2.10%	22,847	113	1.96%
Total interest-earning assets	803,438	10,007	4.94%	710,263	8,843	4.94%
Cash and due from banks	22,449			21,303
Other assets	40,100			39,434
Total assets	$865,987			$771,000

Interest-bearing liabilities:
NOW deposits	$106,584	26	0.10%	$104,565	25	0.09%
Money market deposits	87,690	110	0.50%	68,052	25	0.15%
Savings deposits	179,986	75	0.17%	179,224	75	0.17%
Time deposits	46,778	93	0.79%	40,487	34	0.33%
Total deposits	421,038	304	0.29%	392,328	159	0.16%
Junior subordinated debentures	10,310	131	5.04%	10,310	131	5.04%
Other interest-bearing liabilities	11,008	5	0.18%	7,872	2	0.10%
Total interest-bearing liabilities	442,356	440	0.39%	410,510	292	0.28%
Non-interest-bearing deposits	337,023			291,746
Other liabilities	6,729			7,077
Shareholders' equity	79,879			61,667
Total liabilities & equity	$865,987			$771,000
Cost of funding interest-earning assets (4)			0.22%			0.16%
Net interest income and margin (5)		$9,567	4.72%		$8,551	4.78%

(1)	Not computed on a tax-equivalent basis.
(2)	Average nonaccrual loan balances of $2.5 million for 2019 and $0.9 million for 2018 are included in average loan balances for computational purposes.
(3)	Net costs included in loan interest income for the three-month periods ended September 30, 2019 and 2018 were $262,000 and $116,000, respectively.
(4)	Total annualized interest expense divided by the average balance of total earning assets.
(5)	Annualized net interest income divided by the average balance of total earning assets.

The following table sets forth changes in interest income and interest expense for the three-month periods indicated and the amount of change attributable to variances in volume, rates and the combination of volume and rates based on the relative changes of volume and rates:

	2019 over 2018 change in net interest income for the three months ended September 30
	(in thousands)
	Volume (1)	Rate (2)	Mix (3)	Total

Interest-earning assets:
Loans	$1,015	$47	$6	$1,068
Investment securities	91	(49)	(4)	38
Interest bearing deposits	47	8	3	58

Total interest income	1,153	6	5	1,164

Interest-bearing liabilities:
NOW deposits	-	1	-	1
Money market deposits	8	60	17	85
Savings deposits	-	-	-	-
Time deposits	5	46	8	59
Junior subordinated debentures	-	-	-	-
Other	1	2	-	3

Total interest expense	14	109	25	148

Net interest income	$1,139	$(103)	$(20)	$1,016

(1) The volume change in net interest income represents the change in average balance divided by the previous year’s rate.
(2) The rate change in net interest income represents the change in rate divided by the previous year’s average balance.
(3) The mix change in net interest income represents the change in average balance multiplied by the change in rate.

Provision for loan losses. During the three months ended September 30, 2019 and 2018 we recorded a provision for loan losses of $300 thousand. See “Analysis of Asset Quality and Allowance for Loan Losses” for a discussion of loan quality trends and the provision for loan losses.

Non-interest income. During the three months ended September 30, 2019, non-interest income totaled $2.1 million, a decrease of $138 thousand from the three months ended September 30, 2018. The largest component of this decrease was a $251 thousand decrease in gains on sale of SBA loans from $564 thousand during the three months ended September 30, 2018 to $313 thousand during the current quarter. Proceeds from SBA loan sales totaled $7.1 million during the current quarter and $15.1 million during the 2018 quarter. Loans originated for sale totaled $6.9 million during the three months ended September 30, 2019 and $11.7 million during the three months ended September 30, 2018. The decline in gain on sale is consistent with the decrease in loans sold during the comparison periods. The decline in gains on sale of SBA loans was partially offset by increases in service charge income of $48 thousand and interchange income of $70 thousand.

The following table describes the components of non-interest income for the three-month periods ended September 30, 2019 and 2018, dollars in thousands:

	For the Three Months
	Ended September 30,
	2019	2018	Dollar Change	Percentage Change
Service charges on deposit accounts	$676	$628	$48	7.6%
Interchange income	642	572	70	12.2%
Gain on sale of loans, net	313	564	(251)	-44.5%
Loan serving fees	184	200	(16)	-8.0%
Earnings on life insurance policies	82	82	-	-%
Other	249	238	11	4.6%
Total non-interest income	$2,146	$2,284	$(138)	-6.0%

Non-interest expense. During the three months ended September 30, 2019, total non-interest expense increased by $447 thousand, or 8%, to $5.9 million, up from $5.4 million for the comparable period in 2018. Total non-interest expense related to our new Carson City, Nevada branch was $204 thousand for the three months ended September 30, 2019. Excluding the effect of the Carson City branch, non-interest expense would have increased by 6%.

The Company’s single largest expense is salary and benefit costs. During the three months ended September 30, 2019 salary and benefits increased by $390 thousand, or 13%, to $3.4 million. The increase in salary and benefit costs includes annual merit and promotional increases and an increase in personnel. Additionally, the deferral of loan origination costs declined by $192 thousand from $703 thousand during the third quarter of 2018 to $511 thousand during the current quarter.

Other significant increases in non-interest expense include $78 thousand in occupancy and equipment expense, $66 thousand in the amortization of core deposit intangibles and $52 thousand in outside service fees. The largest single decline in non-interest expense was $120 thousand in deposit insurance expense. Please see the nine-month discussion for additional information related to these changes.

The following table describes the components of non-interest expense for the three-month periods ended September 30, 2019 and 2018, dollars in thousands:

	For the Three Months
	Ended September 30,
	2019	2018	Dollar Change	Percentage Change
Salaries and employee benefits	$3,439	$3,049	$390	12.8%
Occupancy and equipment	799	721	78	10.8%
Outside service fees	646	594	52	8.8%
Professional fees	201	235	(34)	-14.5%
Telephone and data communication	139	131	8	6.1%
Business development	119	100	19	19.0%
Armored car and courier	117	86	31	36.0%
Director compensation and expense	114	98	16	16.3%
Advertising and shareholder relations	89	113	(24)	-21.2%
Amortization of Core Deposit Intangible	68	2	66	3,300%
Loan collection expenses	52	65	(13)	-20.0%
Stationery and supplies	30	34	(4)	-11.8%
OREO expenses	16	9	7	77.8%
Gain on sale of OREO	-	1	(1)	-100%
Deposit insurance	(62)	58	(120)	-206.9%
Other	108	132	(24)	-18.2%
Total non-interest expense	$5,875	$5,428	$447	8.2%

Provision for income taxes. The Company recorded an income tax provision of $1.5 million, or 27.7% of pre-tax income for the three months ended September 30, 2019. This compares to an income tax provision of $1.4 million, or 27.6% of pre-tax income for the three months ended September 30, 2018. The percentages for 2019 and 2018 differ from statutory rates as tax exempt items of income such as earnings on Bank owned life insurance and municipal loan and securities interest decrease taxable income.

FINANCIAL CONDITION

Loan Portfolio. Gross loans balances increased by $35.6 million, or 6%, from $566 million at December 31, 2018 to $602 million at September 30, 2019. The increase in loan balances includes increases of $20.7 million in commercial real estate loans, $9.6 million in automobile loans, $8.4 million in agricultural loans, $2.6 million in construction loans and $0.4 million in other loans. These increases were partially offset by declines of $3.8 million in commercial loans, $1.4 million in equity lines of credit and $0.9 million in residential real estate loans.  The Company continues to manage the mix of its loan portfolio consistent with its identity as a community bank serving the financing needs of all sectors of the area it serves. Although the Company offers a broad array of financing options, it continues to concentrate its focus on small to medium sized commercial businesses. These loans offer diversification as to industries and types of businesses, thus limiting material exposure in any industry concentrations. The Company offers both fixed and floating rate loans and obtains collateral in the form of real property, business assets and deposit accounts, but looks to business and personal cash flows as its primary source of repayment.

As shown in the following table the Company's largest lending categories are commercial real estate loans, auto loans, agricultural loans and commercial loans.

(dollars in thousands)	Balance at End of Period	Percent of Loans in Each Category to Total Loans	Balance at End of Period	Percent of Loans in Each Category to Total Loans
	9/30/19	9/30/19	12/31/18	12/31/18
Commercial	$45,818	7.6%	$49,563	8.8%
Agricultural	77,529	12.9%	69,160	12.2%
Real estate - residential	14,960	2.5%	15,900	2.8%
Real estate – commercial	292,461	48.6%	271,710	48.0%
Real estate – construction & land	42,727	7.1%	40,161	7.1%
Equity Lines of Credit	37,067	6.2%	38,490	6.8%
Auto	86,727	14.4%	77,135	13.6%
Other	4,467	0.7%	4,080	0.7%
Total Gross Loans	$601,756	100%	$566,199	100%

The Company’s real estate related loans, including real estate mortgage loans, real estate construction and land development loans, consumer equity lines of credit, and agricultural loans secured by real estate comprised 71% of the total loan portfolio at September 30, 2019. Moreover, the business activities of the Company currently are focused in the California counties of Plumas, Nevada, Placer, Lassen, Modoc, Shasta, and Sierra and in Washoe and Carson City Counties in Northern Nevada. Consequently, the results of operations and financial condition of the Company are dependent upon the general trends in these economies and, in particular, the residential and commercial real estate markets. In addition, the concentration of the Company's operations in these areas of Northeastern California and Northwestern Nevada exposes it to greater risk than other banking companies with a wider geographic base in the event of catastrophes, such as earthquakes, fires and floods in these regions.

The rates of interest charged on variable rate loans are set at specific increments in relation to the Company's lending rate or other indexes such as the published prime interest rate or U.S. Treasury rates and vary with changes in these indexes. The frequency in which variable rate loans reprice can vary from one day to several years. At September 30, 2019 and December 31, 2018, approximately 74% and 75%, respectively of the Company's loan portfolio was comprised of variable rate loans. Loans indexed to the prime interest rate totaled approximately 26% of the Company’s loan portfolio; these loans reprice within one day to three months of a change in the prime rate. At September 30, 2019 and December 31, 2018, 33% of the variable loans were at their respective floor rate. While real estate mortgage, commercial and consumer lending remain the foundation of the Company's historical loan mix, some changes in the mix have occurred due to the changing economic environment and the resulting change in demand for certain loan types. The most significant change has been an increase in indirect auto lending with automobile loans increasing from 2.5% of gross loans at December 31, 2011 to 14.4% of gross loans at September 30, 2019. The automobile portfolio provides diversification to the loan portfolio in terms of rate, term and balance as these loans tend to have a much shorter term and balance than commercial real-estate loans and are fixed rate. In addition, the Company remains committed to the agricultural industry and will continue to pursue high quality agricultural loans. Agricultural loans include both commercial and commercial real estate loans. The Company’s agricultural loan balances totaled $78 million at September 30, 2019 and $69 million at December 31, 2018.

Analysis of Asset Quality and Allowance for Loan Losses. The Company attempts to minimize credit risk through its underwriting and credit review policies. The Company’s credit review process includes internally prepared credit reviews as well as contracting with an outside firm to conduct periodic credit reviews. The Company’s management and lending officers evaluate the loss exposure of classified and impaired loans on a quarterly basis, or more frequently as loan conditions change. The Management Asset Resolution Committee (MARC) reviews the asset quality of criticized and past due loans monthly and reports the findings to the full Board of Directors. In management's opinion, this loan review system helps facilitate the early identification of potential criticized loans. MARC also provides guidance for the maintenance and timely disposition of OREO properties including developing financing and marketing programs to incent individuals to purchase OREO. MARC consists of the Bank’s Chief Executive Officer, Chief Financial Officer and Chief Credit Officer, and the activities are governed by a formal written charter. The MARC meets monthly and reports to the Board of Directors.

The allowance for loan losses is established through charges to earnings in the form of the provision for loan losses. Loan losses are charged to and recoveries are credited to the allowance for loan losses. The allowance for loan losses is maintained at a level deemed appropriate by management to provide for known and inherent risks in the loan portfolio. The adequacy of the allowance for loan losses is based upon management's continuing assessment of various factors affecting the collectability of loans including current economic conditions, maturity of the portfolio, size of the portfolio, industry concentrations, borrower credit history, collateral, the existing allowance for loan losses, independent credit reviews, current charges and recoveries to the allowance for loan losses and the overall quality of the portfolio as determined by management, regulatory agencies, and independent credit review consultants retained by the Company. There is no precise method of predicting specific losses or amounts which may ultimately be charged off on particular segments of the loan portfolio. The collectability of a loan is subjective to some degree, but must relate to the borrower’s financial condition, cash flow, quality of the borrower’s management expertise, collateral and guarantees, and state of the local economy.

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

(dollars in thousands)	For the Nine Months Ended September 30,		For the Year Ended December 31
	2019	2018	2018	2017	2016
Balance at beginning of period	$6,958	$6,669	$6,669	$6,549	$6,078
Charge-offs:
Commercial and agricultural	186	325	325	202	268
Real estate mortgage	-	-	25	48	292
Real estate construction & land	-	-	-	-	5
Consumer (includes equity LOC & Auto)	688	663	841	629	414
Total charge-offs	874	988	1,191	879	979
Recoveries:
Commercial and agricultural	21	23	83	89	53
Real estate mortgage	4	112	114	118	45
Real estate construction & land	-	3	3	-	389
Consumer (includes equity LOC & Auto)	217	227	280	192	163
Total recoveries	242	365	480	399	650
Net charge-offs	632	623	711	480	329
Provision for loan losses	900	800	1,000	600	800
Balance at end of period	$7,226	$6,846	$6,958	$6,669	$6,549
Net charge-offs during the period to average loans (annualized for the nine-month periods)	0.14%	0.16%	0.14%	0.10%	0.08%
Allowance for loan losses to total loans	1.20%	1.27%	1.23%	1.37%	1.42%

During the nine months ended September 30, 2019 and 2018 we recorded a provision for loan losses of $900 thousand and $800 thousand, respectively. Net charge-offs totaled $632 thousand during the nine months ended September 30, 2019, an increase of $9 thousand from $623 thousand during the nine months ended September 30, 2018.

The following table provides a breakdown of the allowance for loan losses at September 30, 2019 and December 31, 2018:

(dollars in thousands)	Balance at End of Period	Percent of Loans in Each Category to Total Loans	Balance at End of Period	Percent of Loans in Each Category to Total Loans
	2019	2019	2018	2018
Commercial and agricultural	$1,424	20.5%	$1,452	21.0%
Real estate mortgage	3,261	51.1%	2,900	50.8%
Real estate construction & land	640	7.1%	758	7.1%
Consumer (includes equity LOC & Auto)	1,901	21.3%	1,848	21.1%
Total	$7,226	100.0%	$6,958	100.0%

The allowance for loan losses totaled $7.2 million at September 30, 2019 and $7.0 million at December 31, 2018. Specific reserves related to impaired loans increased by $54 thousand from $181 thousand at December 31, 2018 to $235 thousand at September 30, 2019. At least quarterly, the Company evaluates each specific reserve and if it determines that the loss represented by the specific reserve is uncollectable it records a charge-off for the uncollectable portion. General reserves were $7.0 million at September 30, 2019 and $6.8 million at December 31, 2018. The allowance for loan losses as a percentage of total loans was 1.20% at September 30, 2019 and 1.23% at December 31, 2018. The percentage of general reserves to unimpaired loans totaled 1.17% at September 30, 2019 and 1.20% at December 31, 2018.

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

Loans restructured (TDRs) and not included in nonperforming loans in the following table totaled $0.9 million, $1.0 million, $1.1 million, $2.6 million and $2.0 million at September 30, 2019 and December 31, 2018, 2017, 2016, and 2015, respectively. For additional information related to restructured loans see Note 4 to the condensed consolidated financial statements contained within this Form 10-Q.

The following table sets forth the amount of the Company's nonperforming assets as of the dates indicated.

	At September 30,	At December 31,
	2019	2018	2017	2016	2015
	(dollars in thousands)

Nonaccrual loans	$2,598	$1,117	$1,226	$2,724	$4,546
Loans past due 90 days or more and still accruing	-	-	1,796	-	-
Total nonperforming loans	2,598	1,117	3,022	2,724	4,546
Other real estate owned	1,094	1,170	1,344	735	1,756
Other vehicles owned	46	53	35	12	30
Total nonperforming assets	$3,738	$2,340	$4,401	$3,471	$6,332
Interest income forgone on nonaccrual loans	$116	$46	$50	$164	$303
Interest income recorded on a cash basis on nonaccrual loans	$-	$-	$-	$29	$-
Nonperforming loans to total loans	0.43%	0.20%	0.62%	0.59%	1.13%
Nonperforming assets to total assets	0.42%	0.28%	0.59%	0.53%	1.06%

Nonperforming loans at September 30, 2019 were $2.6 million, an increase of $1.5 million from the $1.1 million balance at December 31, 2018. Specific reserves on nonaccrual loans totaled $201 thousand at September 30, 2019 and $128 thousand at December 31, 2018, respectively. Performing loans past due thirty to eighty-nine days were $1.7 million at September 30, 2019 down from $2.6 million at December 31, 2018.

A substandard loan is not adequately protected by the current sound worth and paying capacity of the borrower or the value of the collateral pledged, if any. Total substandard loans increased by $1.6 million from $741 thousand at December 31, 2018 to $2.4 million at September 30, 2019. Loans classified as special mention increased by $4.0 million from $4.3 million at December 31, 2018 to $8.3 million at September 30, 2019. At September 30, 2019, $22 thousand of performing loans were classified as substandard. Further deterioration in the credit quality of individual performing substandard loans or other adverse circumstances could result in the need to place these loans on nonperforming status.

At September 30, 2019 and December 31, 2018, the Company's recorded investment in impaired loans totaled $2.6 million and $1.3 million, respectively. The specific allowance for loan losses related to impaired loans totaled $235 thousand and $181 thousand at September 30, 2019 and December 31, 2018, respectively. Additionally, $11 thousand had been charged off against the impaired loans at September 30, 2019 and December 31, 2018.

It is the policy of management to make additions to the allowance for loan losses so that it remains appropriate to absorb the inherent risk of loss in the portfolio. Management believes that the allowance at September 30, 2019 is appropriate. However, the determination of the amount of the allowance is judgmental and subject to economic conditions which cannot be predicted with certainty. Accordingly, the Company cannot predict whether charge-offs of loans in excess of the allowance may occur in future periods.

OREO represents real property acquired by the Bank either through foreclosure or through a deed in lieu thereof from the borrower. Repossessed assets include vehicles and other commercial assets acquired under agreements with delinquent borrowers. OREO holdings represented five properties totaling $1.1 million at September 30, 2019 and six properties totaling $1.2 million at December 31, 2018. Nonperforming assets as a percentage of total assets were 0.42% at September 30, 2019 and 0.28% at December 31, 2018.

The following table provides a summary of the change in the number and balance of OREO properties for the nine months ended September 30, 2019 and 2018 (dollars in thousands):

	Nine Months Ended September 30,
	#	2019	#	2018
Beginning Balance	6	$1,170	6	$1,344
Additions	-	-	2	288
Dispositions	1	76	(2)	(506)
Provision from change in OREO valuation	-	-	-	(38)
Ending Balance	5	$1,094	6	$1,088

The dispositions in 2018 includes $377 thousand related to the sale of a portion of a property.

Investment Portfolio and Federal Funds Sold. Total investment securities were $169.5 million as of September 30, 2019 and $171.5 million as of December 31, 2018. Unrealized gains on available-for-sale investment securities totaling $3.0 million were recorded, net of $895 thousand in tax expense, as accumulated other comprehensive income within shareholders' equity at September 30, 2019. Unrealized losses on available-for-sale investment securities totaling $2.9 million were recorded, net of $846 thousand in tax benefits, as accumulated other comprehensive income within shareholders' equity at December 31, 2018.

During the three and nine months ended September 30, 2019 the Company sold forty available-for-sale investment securities for total proceeds of $11.4 million recording a $20 thousand gain on sale. During the nine months ended September 30, 2018 the Company sold eighteen available-for-sale investment securities for total proceeds of $4.2 million recording an $8 thousand loss on sale. No investment securities were sold during the three months ended September 30, 2019 and 2018.

The investment portfolio at September 30, 2019 consisted of $136.7 million in securities of U.S. Government-sponsored agencies and 87 municipal securities totaling $32.8 million. The investment portfolio at December 31, 2018 consisted of $132.7 million in securities of U.S. Government-sponsored agencies and 119 municipal securities totaling $38.8 million.

There were no Federal funds sold at September 30, 2019 and December 31, 2018; however, the Bank maintained interest earning balances at the Federal Reserve Bank totaling $50.5 million at September 30, 2019 and $19.9 million at December 31, 2018. The balance, at September 30, 2019, earns interest at the rate of 1.80%.

The Company classifies its investment securities as available-for-sale or held-to-maturity. Currently all securities are classified as available-for-sale. Securities classified as available-for-sale may be sold to implement the Company's asset/liability management strategies and in response to changes in interest rates, prepayment rates and similar factors.

Deposits. Total deposits increased by $49.6 million from $727 million at December 31, 2018 to $776 million at September 30, 2019. This increase was driven by a $49.2 million increase in non-interest-bearing demand deposits. Additionally, money market accounts increased by $6.7 million, savings balances increased by $4.8 million and interest-bearing demand deposits increased by $3.6 million. Partially offsetting these increases was a decline in time deposits of $14.7 million. Much of the decline in time deposits is related to the maturity of higher rate time deposits at the Company’s Carson City, Nevada branch. The Company continues to manage the mix of its deposits consistent with its identity as a community bank serving the financial needs of its customers.

The following table shows the distribution of deposits by type at September 30, 2019 and December 31, 2018.

(dollars in thousands)	Balance at End of Period	Percent of Deposits in Each Category to Total Deposits	Balance at End of Period	Percent of Deposits in Each Category to Total Deposits
	9/30/19	9/30/19	12/31/18	12/31/18
Non-interest bearing	$353,203	45.5%	$304,039	41.8%
NOW	108,708	14.0%	105,107	14.5%
Money Market	89,451	11.5%	82,743	11.4%
Savings	182,565	23.5%	177,710	24.5%
Time	42,256	5.5%	56,966	7.8%
Total Deposits	$776,183	100%	$726,565	100%

Deposits represent the Bank's primary source of funds. Deposits are primarily core deposits in that they are demand, savings and time deposits generated from local businesses and individuals. These sources are considered to be relatively stable, long-term relationships thereby enhancing steady growth of the deposit base without major fluctuations in overall deposit balances. The Company experiences, to a small degree, some seasonality with the slower growth period between November through April, and the higher growth period from May through October. To assist in meeting any funding demands, the Company maintains a secured borrowing arrangement with the Federal Home Loan Bank of San Francisco (“FHLB”). There were no brokered deposits at September 30, 2019 or December 31, 2018.

Short-term Borrowing Arrangements. The Company is a member of the FHLB and can borrow up to $222 million from the FHLB secured by commercial and residential mortgage loans with carrying values totaling $359 million. The Company is required to hold FHLB stock as a condition of membership. At September 30, 2019 and December 31, 2018, the Company held $3.5 million and $3.0 million, respectively of FHLB stock which is recorded as a component of other assets. Based on this level of stock holdings at September 30, 2019, the Company can borrow up to $130.2 million. To borrow the $222 million in available credit the Company would need to purchase $2.5 million in additional FHLB stock. In addition to its FHLB borrowing line, the Company has unsecured short-term borrowing agreements with three of its correspondent banks in the amounts of $20 million, $11 million and $10 million. There were no outstanding borrowings to the FHLB or the correspondent banks under these agreements at September 30, 2019 and December 31, 2018.

Note Payable. On October 1, 2019 the Company renewed its line of credit, for a one-year term, with the same lender (the “Note”). The maximum amount outstanding at any one time on the Note cannot exceed $5 million. There were no borrowings on the Note during the nine months ended September 30, 2019 or the year ended December 31, 2018. The Note bears interest at a rate of the U.S. "Prime Rate" plus one-quarter percent per annum and is secured by 100 shares of Plumas Bank stock representing the Company's 100% ownership interest in Plumas Bank. Under the Note, the Bank is subject to several negative and affirmative covenants including, but not limited to providing timely financial information, maintaining specified levels of capital, restrictions on additional borrowings, and meeting or exceeding certain capital and asset quality ratios. The Bank was in compliance with all such covenants related to the Note at September 30, 2019 and December 31, 2018.

Repurchase Agreements. In 2011 the Bank introduced a new product for its larger business customers which use securities sold under agreements to repurchase as an alternative to interest-bearing deposits. Securities sold under agreements to repurchase totaling $13.4 million and $13.1 million at September 30, 2019 and December 31, 2018, respectively are secured by U.S. Government agency securities with a carrying amount of $19.6 million and $21.8 million at September 30, 2019 and December 31, 2018, respectively. Interest paid on this product is similar to that which is paid on the Bank’s premium interest-bearing transaction accounts; however, these are not deposits and are not FDIC insured.

Junior Subordinated Deferrable Interest Debentures. Plumas Statutory Trust I and II are business trust subsidiaries formed by the Company with capital of $347,000 and $178,000, respectively, for the sole purpose of issuing trust preferred securities fully and unconditionally guaranteed by the Company.

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

Trust I’s Subordinated Debentures mature on September 26, 2032, bear a current interest rate of 5.51% (based on 3-month LIBOR plus 3.40%), with repricing and payments due quarterly. Trust II’s Subordinated Debentures mature on September 28, 2035, bear a current interest rate of 3.60% (based on 3-month LIBOR plus 1.48%), with repricing and payments due quarterly. The interest rate of the Trust Preferred Securities issued by Trust I adjust on each quarterly anniversary date to equal the 3-month LIBOR plus 3.40%. The Trust Preferred Securities issued by Trust II adjust on each quarterly anniversary date to equal the 3-month LIBOR plus 1.48%. Both Trusts I and II have the option to defer payment of the distributions for a period of up to five years, as long as the Company is not in default on the payment of interest on the Subordinated Debentures.

Interest expense recognized by the Company for the nine months ended September 30, 2019 and 2018 related to the subordinated debentures was $406 thousand and $370 thousand, respectively.

Capital Resources

Shareholders’ equity increased by $14.9 million from $66.9 million at December 31, 2018 to $81.8 million at September 30, 2019. The $14.9 million increase was related to earnings during the first nine months of 2019 of $11.6 million, an increase in unrealized gain on investment securities of $4.2 million and $0.3 million representing stock option activity. These items were partially offset by a semi-annual dividend which totaled $1.2 million.

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

Capital Standards. In July 2013, the federal bank regulatory agencies approved the final rules implementing the Basel Committee on Banking Supervision’s capital guidelines for U.S. banks, sometimes called “Basel III”. The phase-in period for the final rules began in 2015, with certain of the rules’ requirements phased in over a multi-year schedule. Under the final rules minimum requirements increased for both the quantity and quality of capital held by the Company and the Bank. The new capital rules include a new minimum “common equity Tier 1” ratio of 4.5%, a Tier 1 capital ratio of 6.0% (increased from 4.0%), a total risk-based capital ratio of 8.0%, and a minimum leverage ratio of 4.0% (calculated as Tier 1 capital to average consolidated assets). The effective date of these requirements was January 1, 2015. In addition, the new capital rules include a capital conservation buffer of 2.5% above each of these levels (to be phased in over three years beginning at 0.625% on January 1, 2016 and increasing by that amount on each subsequent January 1, until reaching 2.5% on January 1, 2019) required for banking institutions to avoid restrictions on their ability to pay dividends, repurchase stock or pay discretionary bonuses. Including the capital conservation buffer of 2.5%, the new capital rules would result in the following minimum ratios to be considered well capitalized: (i) a Tier 1 capital ratio of 8.5%, (ii) a common equity Tier 1 capital ratio of 7.0%, and (iii) a total capital ratio of 10.5%. The final rules also implement strict eligibility criteria for regulatory capital instruments.

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

On September 17, 2019 the FDIC approved a final rule allowing community banks with a leverage capital ratio of at least 9% to be considered in compliance with Basel III capital requirements and exempt from the complex Basel calculation.

Under the final rule, banks with less than $10 billion in assets may elect the community bank leverage ratio framework (“CBLR”) if they meet the 9 percent ratio and if they hold 25 or less percent of assets in off-balance sheet exposures, and 5 percent or less of assets in trading assets and liabilities. For institutions that fall below the 9% capital requirement but remain above 8%, the final rule establishes a 2 quarter grace period to either meet the qualifying criteria again or comply with the generally applicable capital rule.

Eligible banks may opt-in to the CBLR beginning in the first quarter of 2020. Plumas Bank believes it meets all eligibility criteria required under the CBLR, but has not yet determined if it will opt-in.

The following table sets forth the Bank's actual capital amounts and ratios (dollar amounts in thousands):

			Minimum Amount of Capital Required
					To be Well-Capitalized
			For Capital		Under Prompt
	Actual		Adequacy Purposes (1)		Corrective Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
September 30, 2019
Common Equity Tier 1 Ratio	$87,570	13.0%	$30,383	4.5%	$43,887	6.5%
Tier 1 Leverage Ratio	87,570	10.2%	34,453	4.0%	43,066	5.0%
Tier 1 Risk-Based Capital Ratio	87,570	13.0%	40,511	6.0%	54,015	8.0%
Total Risk-Based Capital Ratio	95,046	14.1%	54,015	8.0%	67,519	10.0%

December 31, 2018
Common Equity Tier 1 Ratio	$76,545	11.8%	$29,071	4.5%	$41,991	6.5%
Tier 1 Leverage Ratio	76,545	9.3%	32,765	4.0%	40,956	5.0%
Tier 1 Risk-Based Capital Ratio	76,545	11.8%	38,761	6.0%	51,681	8.0%
Total Risk-Based Capital Ratio	83,753	13.0%	51,681	8.0%	64,602	10.0%

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

Off-Balance Sheet Arrangements

Loan Commitments. In the normal course of business, there are various commitments outstanding to extend credits that are not reflected in the financial statements. Commitments to extend credit and letters of credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Annual review of commercial credit lines, letters of credit and ongoing monitoring of outstanding balances reduces the risk of loss associated with these commitments. As of September 30, 2019, the Company had $104.9 million in unfunded loan commitments and $431 thousand in letters of credit. This compares to $126.9 million in unfunded loan commitments and $417 thousand in letters of credit at December 31, 2018. Of the $104.9 million in unfunded loan commitments, $58.0 million and $46.9 million represented commitments to commercial and consumer customers, respectively. Of the total unfunded commitments at September 30, 2019, $57.3 million were secured by real estate, of which $20.4 million was secured by commercial real estate and $36.9 million was secured by residential real estate in the form of equity lines of credit. The commercial loan commitments not secured by real estate primarily represent business lines of credit, while the consumer loan commitments not secured by real estate primarily represent revolving credit card lines and overdraft protection lines. Since some of the commitments are expected to expire without being drawn upon the total commitment amounts do not necessarily represent future cash requirements.

Leases. The Company leases three depository branches, four lending offices and two non-branch automated teller machine locations. Total rental expenses under all leases were $342 thousand and $275 thousand during the nine months ended September 30, 2019 and 2018, respectively. The expiration dates of the leases vary, with the first such lease expiring during 2019 and the last such lease expiring during 2022.

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

The Company is a member of the FHLB and can borrow up to $222 million from the FHLB secured by commercial and residential mortgage loans with carrying values totaling $359 million. See “Short-term Borrowing Arrangements” for additional information on our FHLB borrowing capacity. In addition to its FHLB borrowing line, the Company has unsecured short-term borrowing agreements with three of its correspondent banks in the amounts of $20 million, $11 million and $10 million. There were no outstanding borrowings under the FHLB or the correspondent bank borrowing lines at September 30, 2019 or December 31, 2018.

Customer deposits are the Company’s primary source of funds. Total deposits increased by $49.6 million from $727 million at December 31, 2018 to $776 million at September 30, 2019. Deposits are held in various forms with varying maturities. The Company’s securities portfolio, Federal funds sold, FHLB advances, and cash and due from banks serve as the primary sources of liquidity, providing adequate funding for loans during periods of high loan demand. During periods of decreased lending, funds obtained from the maturing or sale of investments, loan payments, and new deposits are invested in short-term earning assets, such as cash held at the FRB, Federal funds sold and investment securities, to serve as a source of funding for future loan growth. Management believes that the Company’s available sources of funds, including borrowings, will provide adequate liquidity for its operations in the foreseeable future.

Recent Developments. On October 16, 2019 the Company declared a semi-annual cash dividend totaling $0.23 per share, or approximately $1.2 million. The dividend is payable on November 15, 2019 to shareholders of record at the close of business day on November 1, 2019.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

The Company’s management, including the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of September 30, 2019.  The Company’s disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the U.S. Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.  Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2019.

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended September 30, 2019 that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

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

31.1*	Rule 13a-14(a) [Section 302] Certification of Principal Financial Officer dated October 30, 2019.

31.2*	Rule 13a-14(a) [Section 302] Certification of Principal Executive Officer dated October 30, 2019.

32.1*	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 dated October 30, 2019.

32.2*	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 dated October 30, 2019.

101.INS*	XBRL Instance Document.

101.SCH*	XBRL Taxonomy Schema.

101.CAL*	XBRL Taxonomy Calculation Linkbase.

101.DEF*	XBRL Taxonomy Definition Linkbase.

101.LAB*	XBRL Taxonomy Label Linkbase.

101.PRE*	XBRL Taxonomy Presentation Linkbase.

*	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PLUMAS BANCORP
(Registrant)
Date: October 30, 2019
/s/ Richard L. Belstock
Richard L. Belstock
Chief Financial Officer

/s/ Andrew J. Ryback
Andrew J. Ryback
Director, President and Chief Executive Officer