Form 10-K
period 2019-12-31
PLUMAS BANCORP
filed 2020-03-05
CIK 1168455

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2019

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

As of June 30, 2019, the aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant was approximately $113.9 million, based on the closing price reported to the Registrant on June 28, 2019 of $24.30 per share.

Shares of Common Stock held by each officer and director have been excluded in that such persons may be deemed to be affiliates.  This determination of the affiliate status is not necessarily a conclusive determination for other purposes.

The number of shares of Common Stock of the registrant outstanding as of March 2, 2020 was 5,176,032.

Documents Incorporated by Reference:   Portions of the definitive proxy statement for the 2020 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission pursuant to SEC Regulation 14A are incorporated by reference in Part III, Items 10-14.

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

General

The Company.  Plumas Bancorp is a California corporation registered as a bank holding company under the Bank Holding Company Act of 1956, as amended, and is headquartered in Quincy, California.  The Company was incorporated in January 2002 for the purposes of becoming Plumas Bank’s holding company and acquired all of the outstanding shares of the Bank in June 2002.  The Company’s principal subsidiary is the Bank, and the Company exists primarily for the purpose of holding the stock of the Bank and of such other subsidiaries it may acquire or establish.  At the present time, the Company’s only other subsidiaries are Plumas Statutory Trust I and Plumas Statutory Trust II, which were formed in 2002 and 2005 solely to facilitate the issuance of trust preferred securities.

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

At December 31, 2019, the Company had consolidated assets of $865.2 million, deposits of $747.3 million, other liabilities of $33.4 million and shareholders’ equity of $84.5 million.  The Company’s other liabilities include $10.3 million in junior subordinated deferrable interest debentures and $16.0 million in repurchase agreements. These items are described in detail later in this Form 10-K.

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

The Bank. The Bank is a California state-chartered bank that was incorporated in July 1980 and opened for business in December 1980.  The Bank’s deposit accounts are insured by the Federal Deposit Insurance Corporation (the “FDIC”) up to maximum insurable amounts. The Bank is not a member of the Federal Reserve System. The Bank’s Administrative Office is located at 35 South Lindan Avenue, Quincy, California.  At December 31, 2019 the Bank had approximately $865 million in assets, $616 million in net loans and $748 million in deposits (including deposits of $0.5 million from the Company).  It is currently the largest independent bank headquartered in Plumas County.

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

The Bank’s government-guaranteed lending center headquartered in Auburn, California provides Small Business Administration (SBA) and USDA Rural Development loans to qualified borrowers throughout Northern California, and Northern Nevada.  During 2007 the Bank was granted nationwide Preferred Lender status with the U.S. Small Business Administration and we expect government-guaranteed lending to continue to be an important part of our overall lending operation. During 2019 proceeds from the sale of government-guaranteed loans totaled $19.5 million and we generated a gain on sale of $0.9 million. During 2018 proceeds from the sale of government-guaranteed loans totaled $41.7 million and we generated a gain on sale of $1.9 million.

The Agricultural Credit Centers located in Alturas, Chico and Susanville, California and Klamath Falls, Oregon provide a complete line of credit services in support of the agricultural activities which are key to the continued economic development of the communities we serve.  “Ag lending” clients include a full range of individual farming customers, small to medium-sized business farming organizations and corporate farming units.

As of December 31, 2019, the principal areas to which we have directed our lending activities, and the percentage of our total loan portfolio comprised by each, were as follows: (i) commercial real estate – 51.2%; (ii) consumer loans (including residential equity lines of credit and automobile loans) – 21.1%; (iii) agricultural loans (including agricultural real estate loans) – 12.7%; (iv); commercial and industrial loans – 7.7%; (v) construction and land development – 5.0%; and (vi) residential real estate – 2.3% .

In addition to the lending activities noted above, we offer a wide range of deposit products for the retail and commercial banking markets including checking, interest-bearing and premium interest-bearing checking, business sweep, public funds sweep, savings, time deposit and retirement accounts, as well as remote deposit, telephone and mobile banking, including mobile deposit, and internet banking with bill-pay options. Interest bearing deposits include high yield sweep accounts designed for our commercial customers and for public entities such as municipalities. As of December 31, 2019, the Bank had 33,860 deposit accounts with balances totaling approximately $748 million, compared to 33,058 deposit accounts with balances totaling approximately $727 million at December 31, 2018.  We attract deposits through our customer-oriented product mix, competitive pricing, convenient locations, mobile and internet banking and remote deposit operations, all provided with a high level of customer service.

Most of our deposits are attracted from individuals, business-related sources and smaller municipal entities.  This mix of deposit customers resulted in a relatively modest average deposit balance of approximately $22 thousand at December 31, 2019. However, it makes us less vulnerable to adverse effects from the loss of depositors who may be seeking higher yields in other markets or who may otherwise draw down balances for cash needs.

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

The Bank has devoted a substantial amount of time and capital to the improvement of existing Bank services. We added mobile banking services during the first quarter of 2010. During 2015 we enhanced our mobile banking services and began offering mobile deposit services. During the first quarter of 2012 we replaced our ATMs with new state of the art machines that are ADA compliant and capable of accepting check and cash deposits without a deposit envelope. During 2015 we enhanced our mobile banking services and began offering mobile deposit services,and in 2018 we began offering the ability for our customers to send money to others from their mobile devices through a linked debit card (“P2P” transfers). During 2019 we added the ability for customers to make loan payments via our website regardless if they have a deposit relationship with us.

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

Dividends. It is the policy of the Company to periodically distribute excess retained earnings to the shareholders through the payment of cash dividends, subject to the approval of the Board of Directors. On October 20, 2016 the Company announced that its Board of Directors approved the reinstatement of a semi-annual cash dividend. The dividend in the amount of $0.10 per share was paid on November 21, 2016 to shareholders of record at the close of business day on November 7, 2016.  A semi-annual cash dividend totaling $0.14 per share was paid on May 15, 2017 and November 15, 2017, a semi-annual cash dividend totaling $0.18 per share was paid on May 15, 2018 and November 15, 2018, and a semi-annual cash dividend totaling $0.23 per share was paid on May 15, 2019 and November 15, 2019 representing a 130% increase over the dividend paid on November 21, 2016.

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

Business Concentrations.  No individual or single group of related customer accounts is considered material in relation to the Bank's assets or deposits, or in relation to our overall business. However, at December 31, 2019 approximately 72% of the Bank's total loan portfolio consisted of real estate-secured loans, including real estate mortgage loans, real estate construction loans, consumer equity lines of credit, and agricultural loans secured by real estate. Moreover, our business activities are currently focused in the California counties of Plumas, Nevada, Placer, Lassen, Modoc, Shasta and Sierra and Washoe and Carson City Counties in Nevada. Consequently, our results of operations and financial condition are dependent upon the general trends in these economies and, in particular, the residential and commercial real estate markets. In addition, the concentration of our operations in these areas of California and Nevada exposes us to greater risk than other banking companies with a wider geographic base in the event of catastrophes, such as earthquakes, fires, drought and floods in these regions in California and Nevada.

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

Currently, within towns in which the Bank has a branch there are 126 banking branch offices of competing institutions (excluding credit unions, but including savings banks), including 93 branches of 14 banks having assets more than $10 billion. As of June 30, 2019, the FDIC estimated the Bank’s market share of insured deposits within the communities it serves to be as follows: Greenville and Portola 100%, Quincy 85%, Chester 66%, Alturas 60%, Susanville 40%, Fall River Mills 33%, Kings Beach 26%, Tahoe City 24%, Truckee 15%, Carson City 3%.  Redding 1% and Reno less than 1%.

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

Employees. At December 31, 2019, the Company and its subsidiary employed 183 persons. On a full-time equivalent basis, we employed 162 persons. None of the Company’s employees are represented by a labor union, and management considers its relations with employees to be good.

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

Supervision and Regulation

General. As a banking institution, we are extensively regulated under federal and state law. These laws and regulations are generally intended to protect depositors and customers, not our shareholders. Our operations may be affected by legislative changes and by the policies of various regulatory authorities. Any change in applicable laws or regulations may have a material effect on our business and prospects. We cannot accurately predict the nature or the extent of the effects on our business and earnings that fiscal or monetary policies, or new federal or state legislation may have in the future. To the extent that the following information describes statutory or regulatory provisions, it is qualified in its entirety by reference to the particular statute or regulation.

Holding Company Regulation. The Company is a registered bank holding company under the Bank Holding Company Act of 1956, as amended, and is subject to the supervision of, and regulation by, the Board of Governors of the Federal Reserve System (the “FRB”). We are required to file reports with the FRB and the FRB periodically examines the Company. A bank holding company is required to serve as a source of financial and managerial strength to its subsidiary bank and, under appropriate circumstances, to commit resources to support its subsidiary bank. FRB regulations require the Company to meet or exceed certain capital requirements and regulate provisions of certain bank holding company debt. The Company is also a bank holding company within the meaning of Section 3700 of the California Financial Code. Therefore, the Company and any of its subsidiaries are subject to supervision and examination by, and may be required to file reports with, the California Department of Business Oversight (“DBO”).

The activities of bank holding companies are generally limited to the business of banking, managing or controlling banks, and other activities that the FRB has determined to be so closely related to banking or managing or controlling banks as to be a proper incident thereto. Bank holding companies that qualify and register as “financial holding companies” are also able to engage in certain additional financial activities, such as merchant banking and securities and insurance underwriting, subject to limitations set forth in federal law. The Company has not elected to become a financial holding company. As a bank holding company, the Company must obtain prior approval of the FRB before taking any action that causes a bank to become a controlled subsidiary of the bank holding company; acquiring direct or indirect ownership 5% of the outstanding shares of any class of voting securities another bank or bank holding company, acquiring all or substantially all the assets of a bank or merging or consolidating with another bank holding company.

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

Capital Adequacy. The federal banking agencies have adopted risk-based capital adequacy guidelines intended to measure of capital adequacy relative to the degree of risk associated with a banking organization’s operations for both transactions reported on the balance sheet as assets, and transactions, such as letters of credit and recourse arrangements, which are reported as off-balance-sheet items. Under these guidelines, nominal dollar amounts of assets and credit equivalent amounts of off-balance-sheet items are multiplied by one of several risk adjustment percentages, which range from 0% for assets with low credit risk, such as certain U.S. government securities, to 100% for assets with relatively higher credit risk, such as business loans.

A banking organization’s risk-based capital ratios are calculated by dividing its qualifying capital by its total risk-adjusted assets and off-balance-sheet items. The regulators measure risk-adjusted assets and off-balance-sheet items against common equity Tier 1 capital,  Tier 1 capital  and total qualifying capital (the sum of Tier 1 capital and limited amounts of Tier 2 capital).  Common equity Tier 1 capital generally consists of  common stock and retained earnings.  Tier 1 capital consists of common stock, retained earnings, noncumulative perpetual preferred stock and minority interests in certain subsidiaries, less most other intangible assets. Tier 2 capital may consist of a limited amount of the allowance for loan and lease losses and certain other instruments with some characteristics of equity. The inclusion of elements of Tier 2 capital is subject to certain other requirements and limitations of the federal banking agencies.

A bank that does not achieve and maintain the required capital levels may be issued a capital directive by the FDIC and/or the DBO to ensure the maintenance of required capital levels. Federal law requires, among other things, that federal bank regulators take “prompt corrective action” with respect to banks that do not meet minimum capital requirements. For this purpose, the law establishes five capital categories: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized. At each successive lower capital category, a bank is subject to more restrictions and prohibitions, including restrictions on growth, restrictions on interest rates paid on deposits, restrictions or prohibitions on payment of dividends, and restrictions on the acceptance of brokered deposits. Furthermore, if an insured depository institution is classified in one of the undercapitalized categories, it is required to submit a capital restoration plan to the appropriate federal banking agency, and the holding company and any other company deemed to control the bank must guarantee the performance of that plan.

In July, 2013, the federal bank regulatory agencies adopted rules implementing the Basel Committee on Banking Supervision’s capital guidelines for U.S. banks, sometimes called “Basel III,” that increased the minimum regulatory capital requirements for bank holding companies and banks and implemented strict eligibility criteria for regulatory capital instruments. The Basel III capital rules include a minimum common equity Tier 1 ratio of 4.5%, a Tier 1 capital ratio of 6.0%, a total risk-based capital ratio of 8.0%, and a minimum leverage ratio of 4.0% (calculated as Tier 1 capital to average consolidated assets). The minimum capital levels required to be considered “well capitalized” include a common equity Tier 1 ratio of 6.5%, a Tier 1 risk-based capital ratio of 8.0%, a total risk-based capital ratio of 10.0%  and a leverage ratio of 5.0%.  In addition, the Basel III capital rules require that banking organizations maintain an “a capital conservation buffer” of 2.5% above the minimum capital requirements in order to avoid restrictions on their ability to pay dividends, repurchase stock or pay discretionary bonuses. Including the capital conservation buffer of 2.5%, the Basel III capital rules require the following minimum ratios for a bank holding company or bank to be considered well capitalized: a common equity Tier 1 capital ratio of 7.0%; a Tier 1 capital ratio of 8.5%, and a total capital ratio of 10.5%. At December 31, 2019, the Company’s and the Bank’s capital ratios exceed the thresholds necessary to be considered “well capitalized” under the Basel III framework.

Under the FRB’s Small Bank Holding Company and Savings and Loan Holding company Policy Statement (the “Policy Statement”), qualifying bank holding companies with less than $3 billion in consolidated assets are exempt from the consolidated capital rules. The Company qualifies for treatment under the Policy Statement and is not currently subject to the Basel III consolidated capital rules at the bank holding company level. The new capital rules continue to apply to the Bank.

In 2019, the federal banking agencies, including the FDIC, issued a rule establishing a “community bank leverage ratio” (the ratio of a bank’s tier 1 capital to average total consolidated assets) that qualifying institutions with less than $10 billion in assets may elect to use in lieu of the generally applicable leverage and risk-based capital requirements under Basel III. A qualifying banking organization that elects to use new ratio will be considered to have met all applicable federal regulatory capital and leverage requirements, including the minimum capital levels required to be considered “well capitalized, ” if it maintains community bank leverage ratio capital exceeding 9%.  The new rule became effective on January 1, 2020.  Our management is evaluating the new ratio but has not made a decision as to whether we will adopt it.

For additional information, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Capital Standards.”

Dividends and Stock Repurchases. The Company's ability to pay cash dividends is limited by California law and is dependent on dividends paid to it by the Bank. Under California law, the holders of common stock of the Company are entitled to receive dividends when and as declared by the Board of Directors, out of funds legally available, subject to certain restrictions. The California General Corporation Law permits a California corporation such as the Company to make a distribution to its shareholders if its retained earnings equal at least the amount of the proposed distribution or if after giving effect to the distribution, the value of the corporation’s assets exceed the amount of its liabilities plus the amount of shareholders preferences, if any, and certain other conditions are met.

It is the FRB’s policy that bank holding companies should generally pay dividends on common stock only out of income available over the past year, and only if prospective earnings support the organization’s expected future needs and financial condition. Further, it is the FRB’s policy that bank holding companies should not maintain dividend levels that undermine their ability to be a source of strength to its banking subsidiaries. The FRB also discourages dividend payment ratios that are at maximum allowable levels unless both asset quality and capital are very strong.

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

The California Financial Code restricts the dividends that the Bank may pay to the Company to the lesser of the Bank's retained earnings or the Bank's net income for the latest three fiscal years, less dividends previously declared during that period, or, with the approval of the DBO, to the greater of the retained earnings of the Bank, the net income of the Bank for its last fiscal year, or the net income of the Bank for its current fiscal year. As of December 31, 2019, the maximum amount available for dividend distribution under this restriction was approximately $30.3 million. In addition, the Bank is subject to the new capital rules and the capital conservation buffer discussed above.

The foregoing restrictions and limitations on dividends would similarly restrict the Company’s repurchase of shares of its common stock.

Loans-to-One Borrower.  Under California law, the Bank’s ability to make aggregate secured and unsecured loans-to-one-borrower is limited to 25% and 15%, respectively, of unimpaired capital and surplus.  At December 31, 2019, the Bank’s limit on aggregate secured loans-to-one-borrower was $25.2 million and unsecured loans-to-one borrower was $15.1 million.  The Bank has established internal loan limits that are lower than the legal lending limits for a California bank.

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

Federal Deposit Insurance. In addition to supervising and regulating state-chartered non-member banks, the FDIC insures the Bank’s deposits, up to prescribed statutory limits, through the Deposit Insurance Fund (the “DIF”), currently $250,000 per depositor per institution. The DIF is funded primarily by FDIC assessments paid by each DIF member institution. The amount of FDIC assessments paid by each DIF member institution is based on its relative risk of default as measured by regulatory capital ratios and other supervisory factors. The Bank’s FDIC insurance expense, net of credits, totaled $65 thousand for 2019.

As of September 30, 2018, the DIF reserve ratio exceeded the required minimum of 1.35% set by the Dodd-Frank Act. Small banks, such as the Bank, with total assets less than $10 billion, were entitled to receive credits to offset the portion of their assessments that helped to raise the DIF reserve ratio from 1.15 percent to 1.35 percent. As a result, the Bank received a credit of $177 thousand in 2019, which it applied to its FDIC insurance expense.

Additionally, all FDIC-insured institutions  were required to pay assessments to the FDIC to fund interest payments on bonds issued by the Financing Corporation (“FICO”), an agency of the Federal government established to recapitalize the predecessor to the DIF. These assessments expired in 2019.

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

As of December 31, 2019, approximately 72% of the Company’s total loan portfolio is secured by real estate, the majority of which is commercial real estate. Increases in commercial and consumer delinquency levels or declines in real estate market values would require increased net charge-offs and increases in the allowance for loan losses, which could have a material adverse effect on the Company’s business, financial condition and results of operations and prospects.

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

In recent years, California has experienced a severe drought. However, during the last few years drought conditions have lessened materially from pre 2016 levels.   A significant portion of the Company’s borrowers are involved in or are dependent on the agricultural industry in California, which requires water. As of December 31, 2019, approximately 13% of the Company’s loans were categorized as agricultural loans. As a result of the drought, there have been governmental proposals concerning the distribution or rationing of water. If the amount of water available to agriculture becomes scarcer due to drought or rationing, growers may not be able to continue to produce agricultural products profitably, which could force some out of business. Although many of the Company’s customers are not directly involved in agriculture, they could be impacted by difficulties in the agricultural industry because many jobs and businesses in the Company’s market areas are related to the production of agricultural products. Therefore, the drought could adversely impact the Company’s loan portfolio, business, financial condition and results of operations.

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

The occurrence of catastrophic weather events or pandemics could adversely affect the Company’s financial condition or results of operations. Most of the Company’s offices are located in California. Also, most of the real and personal properties securing the Company’s loans are located in California. California is prone to earthquakes, brush fires, flooding and other natural disasters. In addition to possibly sustaining damage to its own properties, if there is a major earthquake, brush fires, flood or other natural disaster, the Company faces the risk that many of the Company’s borrowers may experience uninsured property losses, or sustained job interruption and/or loss which may materially impair their ability to meet the terms of their loan obligations. Therefore, a major earthquake, brush fire, flood or other natural disaster in California could have a material adverse effect on the Company’s business, financial condition, results of operations and cash flows.

Certain commercial and corporate borrowers may be affected by the recent outbreak of the coronavirus, which originated in Wuhan, Hubei Province, China but has been reported in other countries. These effects could include disruptions or restrictions in clients’ supply chains, closures of clients’ facilities or decreases in demand for clients’ products and services. If clients are adversely affected, or if the virus leads to a widespread health crisis that impacts economic growth, Plumas Bancorp’s condition and results of operations could be adversely affected, despite having no direct operations in China.

Change in interest rates could reduce profitability.

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

In a period of rising interest rates, the interest income the Company earns on its assets may not increase as rapidly as the interest expense it incurs on its liabilities.   Likewise, in a period of falling interest rates, the interest expense the Company incurs on its liabilities may not decrease as rapidly as the interest income earned on its assets. Historically, the Company’s liabilities have shorter contractual maturities than its assets. This creates a potential imbalance as interest change over time, which can create significant earnings volatility. In addition, in a prolonged low interest rate environment, the difference between the total interest income earned on interest earning assets and the total interest expense incurred on interest bearing liabilities may be compresses, reducing the Company’s net interest income, adversely affecting its operating results. .

Changes in interest rates can also affect the average life of the Company’s loans. A reduction in interest rates causes increased prepayments of loans as borrowers tend to refinance their debt to reduce their borrowing costs. This creates reinvestment risk, which is the risk that the Company may not be able to reinvest the funds from faster prepayments at rates that are comparable to the rates earned on the prepaid loans. Additionally, increases in interest rates may decrease loan demand and  make it more difficult for borrowers to repay adjustable-rate loans.

Although the Company maintains a rigorous process for managing the impact of possible interest rate fluctuations on earnings, there is a risk that despite its management’s efforts, the Company’s earnings could be significantly and adversely impacted by changes in interest rates.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2. PROPERTIES

Of the Company’s thirteen depository branches, ten are owned and three are leased. The Company also leases three lending offices and two administrative offices and owns four administrative facilities.

Owned Properties
35 South Lindan Avenue	32 Central Avenue	80 W. Main St.
Quincy, California (1)	Quincy, California (1)	Quincy, California (1)

424 N. Mill Creek	336 West Main Street	120 North Pine Street
Quincy, California (1)	Quincy, California	Portola, California

43163 Highway 299 E	121 Crescent Street	255 Main Street
Fall River Mills, California	Greenville, California	Chester, California

510 North Main Street	3000 Riverside Drive	8475 North Lake Boulevard
Alturas, California	Susanville, California	Kings Beach, California

11638 Donner Pass Road	5050 Meadowood Mall Circle	215 N. Lake Boulevard
Truckee, California	Reno, Nevada	Tahoe City, California (4)

Leased Properties
243 North Lake Boulevard	1335 Hilltop Drive	470 Nevada St., Suite 108
Tahoe City, California	Redding, California	Auburn, California (2)

100 Amber Grove Dr., Suite 105	107 S. 7th St.	2130 Main St., Ste. B
Chico, CA (3)	Klamath Falls, OR (3)	Red Bluff, California (1)

1101 N. Carson St.	470 Plumb Lane, Suite 310
Carson City, Nevada	Reno, Nevada (1)

(1) Non-branch administrative or credit administrative offices.

(2) SBA lending office.

(3) Commercial lending office.

(4) Future home of the Bank’s Tahoe City branch.

Including variable lease expense, total rent expense for the years ended December 31, 2019, 2018 and 2017 were $465,000,  $379,000 and $348,000, respectively. The expiration dates of the leases vary, with the first such lease expiring during 2020 and the last such lease expiring during 2022.

Future minimum lease payments for operating leases having initial or remaining noncancelable lease terms in excess of one year are as follows:

Year Ending December 31,
2020	$188,000
2021	88,000
2022	59,000
$335,000

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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCK- HOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

The Company’s common stock is quoted on the NASDAQ Capital Market under the ticker symbol "PLBC". As of December 31, 2019, there were 5,165,760 shares of the Company’s common stock outstanding held by approximately 1,440 shareholders of record as of the same date. The following table shows the high and low sales prices for the common stock, for each quarter as reported by Yahoo Finance.

Quarter	Common Dividends per share	High	Low
4th Quarter 2019	$0.23	$26.99	$19.95
3rd Quarter 2019	-	$25.00	$19.25
2nd Quarter 2019	$0.23	$26.43	$23.01
1st Quarter 2019	-	$25.39	$21.95

4th Quarter 2018	$0.18	$27.90	$20.51
3rd Quarter 2018	-	$28.50	$24.11
2nd Quarter 2018	$0.18	$29.45	$23.50
1st Quarter 2018	-	$25.75	$22.70

It is the policy of the Company to periodically distribute excess retained earnings to the shareholders through the payment of cash dividends. Such dividends help promote shareholder value and capital adequacy by enhancing the marketability of the Company’s stock. All authority to provide a return to the shareholders in the form of a cash or stock dividend or split rests with the Board of Directors. The Board will periodically, but on no regular schedule and in accordance with regulatory restrictions, if any, reviews the appropriateness of a cash dividend payment.  A semi-annual cash dividend totaling $0.14 per share was paid on May 15, 2017 and November 15, 2017, a semi-annual cash dividend totaling $0.18 per share was paid on May 15, 2018 and November 15, 2018, and a semi-annual cash dividend totaling $0.23 per share was paid on May 15, 2019 and November 15, 2019 representing a 130% increase over the dividend paid on November 21, 2016.

The Company is subject to various restrictions on the payment of dividends. See Note 12 “Shareholders’ Equity – Dividend Restrictions” of the Company’s Consolidated Financial Statements in Item 8 – Financial Statements and Supplementary Data of this Annual Report on Form 10K.

Securities Authorized for Issuance under Equity Compensation Plans. The following table sets forth securities authorized for issuance under equity compensation plans as of December 31, 2019.

Number of securities remaining available for
	Number of securities to be	Weighted-average	future issuance under equity compensation
	issued upon exercise of	exercise price of	plans (excluding securities reflected in
Plan Category	outstanding options	outstanding options	column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	302,385	$17.73	106,500
Equity compensation plans not approved by security holders	None	Not Applicable	None
Total	302,385	$17.73	106,500

For additional information related to the above plans see Note 12 of the Company’s Consolidated Financial Statements in Item 8 – Financial Statements and Supplementary Data of this Annual Report on Form 10K.

Issuer Purchases of Equity Securities. There were no purchases of Plumas Bancorp common stock by the Company during 2019 or 2018.

ITEM 6. SELECTED FINANCIAL DATA

The following table presents a summary of selected financial data and should be read in conjunction with the Company’s consolidated financial statements and notes thereto included under Item 8 – Financial Statements and Supplementary Data.

	At or for the year ended December 31,
	2019	2018	2017	2016	2015
	(dollars in thousands except per share information)
Statement of Income
Interest income	$39,302	$34,322	$28,953	$25,100	$22,615
Interest expense	1,747	1,236	1,017	1,023	1,204
Net interest income	37,555	33,086	27,936	24,077	21,411
Provision for loan losses	1,500	1000	600	800	1,100
Non-interest income	8,135	8,881	8,280	7,652	7,715
Non-interest expense	22,810	21,841	20,111	18,696	18,491
Net income before income taxes	21,380	19,126	15,505	12,233	9,535
Provision for income taxes	5,868	5,134	7,316	4,759	3,717
Net income	$15,512	$13,992	$8,189	$7,474	$5,818

Total assets	$865,191	$824,398	$745,427	$657,975	$599,286
Total loans	$619,718	$566,199	$486,634	$461,123	$400,971
Allowance for loan losses	$7,243	$6,958	$6,669	$6,549	$6,078
Total deposits	$747,324	$726,565	$662,657	$582,353	$527,276
Total shareholders’ equity	$84,505	$66,932	$55,700	$47,994	$42,496
Balance sheet (period average)
Total assets	$852,664	$764,326	$695,320	$622,229	$571,990
Total loans	$588,858	$518,626	$471,747	$428,380	$386,070
Total deposits	$747,196	$677,829	$617,211	$549,416	$503,343
Total shareholders’ equity	$76,737	$60,080	$53,251	$46,488	$39,844
Asset quality ratios
Nonperforming loans/total loans	0.33%	0.20%	0.62%	0.59%	1.13%
Nonperforming assets/total assets	0.33%	0.28%	0.59%	0.53%	1.06%
Allowance for loan losses/total loans	1.17%	1.23%	1.37%	1.42%	1.52%
Net loan charge-offs	$1,215	$711	$480	$329	$473
Performance ratios
Return on average assets	1.82%	1.83%	1.18%	1.20%	1.02%
Return on average equity	20.2%	23.3%	15.4%	16.1%	14.6%
Net interest margin	4.75%	4.70%	4.35%	4.21%	4.10%
Loans to deposits	82.9%	77.9%	73.4%	79.2%	76.0%
Efficiency ratio (1)	49.9%	52.0%	55.5%	58.9%	63.5%
Per share information
Basic earnings	$3.01	$2.74	$1.64	$1.54	$1.21
Diluted earnings	$2.97	$2.68	$1.58	$1.47	$1.15
Common cash dividends	$0.46	$0.36	$0.28	$0.10	$-
Book value per common share	$16.36	$13.03	$11.00	$9.80	$8.79
Common shares outstanding at period end	5,165,760	5,137,476	5,064,972	4,896,875	4,835,432
Capital ratios – Plumas Bank
Leverage ratio	10.4%	9.3%	8.8%	9.2%	9.4%
Tier 1 risk-based capital	13.1%	11.8%	12.0%	12.1%	12.7%
Total risk-based capital	14.2%	13.0%	13.2%	13.3%	14.0%

(1) The efficiency ratio is defined as non-interest expense divided by total revenue (net interest income and non-interest income)

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

We are subject to competition from other financial institutions and our operating results, like those of other financial institutions operating in California and Northern Nevada, are significantly influenced by economic conditions in California and Northern Nevada, including the strength of the real estate market. In addition, both the fiscal and regulatory policies of the federal and state government and regulatory authorities that govern financial institutions and market interest rates also impact the Bank’s financial condition, results of operations and cash flows.

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

The following discussion is designed to provide a better understanding of significant trends related to the Company's financial condition, results of operations, liquidity and capital. It pertains to the Company's financial condition, changes in financial condition and results of operations as of December 31, 2019 and 2018 and for each of the three years in the period ended December 31, 2019. The discussion should be read in conjunction with the Company's audited consolidated financial statements and notes thereto and the other financial information appearing elsewhere herein.

Overview

The Company recorded net income of $15.5 million for the year ended December 31, 2019, an increase of $1.5 million or 11% over net income of $14.0 million during the year ended December 31, 2018. Pretax income increased by $2.3 million, or 12%, to $21.4 million in 2019 from $19.1 million during the year ended December 31, 2018.

Net interest income increased by $4.5 million to $37.6 million during 2019 from $33.1 million for the year ended December 31, 2018. This increase in net interest income resulted from an increase in interest income of $5.0 million partially offset by an increase in interest expense of $511 thousand. Interest on loans increased by $4.5 million, interest on investment securities increased by $444 thousand and interest on other interest earning assets increased by $22 thousand. The provision for loan losses was $1.5 million during 2019 ,up $500 thousand from $1.0 million during 2018.

During the year ended December 31, 2019 non-interest income totaled $8.1 million, a decrease of $746 thousand from the $8.9 million earned during 2018. The largest component of the decrease in non-interest income was a $1.0 million decline in the gain on sale of SBA loans. Non-interest expense increased by $969 thousand to $22.8 million during the twelve months ended December 31, 2019. The largest component of the increase in non-interest expense was an increase in salary and benefit expense of $871 thousand.

The provision for income taxes increased by $734 thousand from $5.1 million in 2018 to $5.9 million during the year ended December 31, 2019.

Total assets at December 31, 2019 were $865 million, an increase of $41 million from $824 million at December 31, 2018. This increase included increases of $53.5 million in loans, $342 thousand in premises and equipment, $328 thousand in bank owned life insurance and $256 thousand in cash.  These items were partially offset by decreases of  $12.2 million in investment securities, $463 thousand in OREO and $1.0 million in other assets.

Gross loans increased by $53.5 million, or 9%, from $566 million at December 31, 2018 to $620 million at December 31, 2019. The three largest areas of growth in the Company’s loan portfolio were $45 million in commercial real estate loans, $13 million in auto loans and $10 million in agricultural loans. These items were partially offset by declines in other loan categories of $15 million, the largest of which was a decline in construction loans of $9.0 million.

Total deposits increased by $20.8 million from $727 million at December 31, 2018 to $747 million at December 31, 2019. On October 26, 2018 we purchased a branch in Carson City, Nevada from Mutual of Omaha Bank. In this transaction we acquired $45.6 million in deposits including $18.5 million in time deposits.  We experienced a decrease in deposits at this branch mostly related to the maturity of time deposits which were yielding significantly higher rates than our offering rates. In total, time deposits at the Carson City Branch declined by $14.8 million from $17.8 million at December 31, 2018 to $3.0 million at December 31, 2019. Excluding the effect of the decline in time deposits in Carson City, total deposits would have increased by $35.6 million or 5%. At December 31, 2019, 44% of the Company’s deposits were in the form of non-interest-bearing demand deposits and only 5% were time deposits. The Company has no brokered deposits.

The $20.8 million increase in deposits includes increases of $27.6 million in non-interest-bearing demand deposits, $8.1 million in money market accounts and $6.2  million in savings accounts.These items were partially offset by declines of $2.3 million in interest-bearing demand deposits and $18.8 million in time deposits.

Total shareholders’ equity increased by $17.6 million from $66.9 million at December 31, 2018 to $84.5 million at December 31, 2019. The largest component of the $17.6 million increase was earnings during the twelve-month period totaling $15.5 million. In addition, we recorded an increase in accumulated other comprehensive income of $4.1 million from a loss of $2.0 million at December 31, 2018 to income of $2.1 million at December 31, 2019. During 2019 the Company paid two 23 cents per share semi-annual cash dividends which had the effect of reducing shareholders’ equity by $2.4 million.

The return on average assets was 1.82% for 2019, down slightly from 1.83% for 2018. The return on average equity was 20.2% for 2019,  down from 23.3% for 2018.

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

	Year ended December 31,
	2019			2018			2017
		Interest	Rates		Interest	Rates		Interest	Rates
	Average	income/	earned/	Average	income/	earned/	Average	income/	earned/
	balance	expense	paid	balance	expense	paid	balance	expense	paid
	(dollars in thousands)
Assets

Interest bearing deposits	$30,881	$632	2.05%	$32,937	$610	1.85%	$56,524	$674	1.19%
Investment securities(1)	171,080	4,395	2.57	152,966	3,951	2.58	114,477	2,479	2.17
Total loans (2)(3)	588,858	34,275	5.82	518,626	29,761	5.74	471,747	25,800	5.47
Total earning assets	790,819	39,302	4.97%	704,529	34,322	4.87%	642,748	28,953	4.50%
Cash and due from banks	22,094			21,639			19,531
Other assets	39,751			38,158			33,041
Total assets	$852,664			$764,326			$695,320

Liabilities and shareholders’ equity
Interest bearing demand deposits	$106,020	102	0.10%	$103,494	96	0.09%	$96,945	89	0.09%
Money market deposits	86,756	411	0.47	69,405	134	0.19	58,594	84	0.14
Savings deposits	180,181	299	0.17	176,796	294	0.17	159,707	264	0.17
Time deposits	48,766	389	0.80	44,715	192	0.43	47,360	145	0.31
Junior subordinated debentures	10,310	531	5.15	10,310	510	4.95	10,310	401	3.89
Other	11,549	15	0.13	9,132	10	0.11	8,121	34	0.42
Total interest-bearing liabilities	443,582	1,747	0.39%	413,852	1,236	0.30%	381,037	1,017	0.27%
Noninterest bearing demand deposits	325,473			283,419			254,605
Other liabilities	6,872			6,975			6,427
Shareholders’ equity	76,737			60,080			53,251
Total liabilities and shareholders’ equity	$852,664			$764,326			$695,320
Net interest income		$37,555			$33,086			$27,936
Net interest spread (4)			4.58%			4.57%			4.23%
Net interest margin (5)			4.75%			4.70%			4.35%

(1)	Interest income is reflected on an actual basis and is not computed on a tax-equivalent basis.

(2)	Average nonaccrual loan balances of $2.0 million for 2019, $1.0 million for 2018 and $3.2 million for 2017 are included in average loan balances for computational purposes.

(3)

Loan origination fees and costs are included in interest income as adjustments of the loan yields over the life of the loan using the interest method. Loan interest income includes net loan costs of $741,000, $462,000 and $501,000 for 2019, 2018 and 2017, respectively.

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

The following table sets forth changes in interest income and interest expense, for the years indicated and the amount of change attributable to variances in volume, rates and the combination of volume and rates based on the relative changes of volume and rates:

	2019 compared to 2018				2018 compared to 2017
	Increase (decrease) due to change in:				Increase (decrease) due to change in:

	Average	Average			Average	Average
	Volume(1)	Rate(2)	Mix(3)	Total	Volume(1)	Rate(2)	Mix(3)	Total
	(dollars in thousands)
Interest-earning assets:
Interest bearing deposits	$(38)	$64	$(4)	$22	$(281)	$373	$(156)	$(64)
Investment securities	468	(21)	(3)	444	833	478	161	1,472
Loans	4,030	426	58	4,514	2,564	1,271	126	3,961
Total interest income	4,460	469	51	4,980	3,116	2,122	131	5,369

Interest-bearing liabilities:
Interest bearing demand deposits	2	4	-	6	6	1	-	7
Money market deposits	33	195	49	277	16	29	5	50
Savings deposits	6	(1)	-	5	28	2	-	30
Time deposits	17	165	15	197	(8)	58	(3)	47
Junior subordinated debentures	-	21	-	21	-	109	-	109
Other borrowings	3	2	-	5	(27)	2	1	(24)
Total interest expense	61	386	64	511	15	201	3	219

Net interest income	$4,399	$83	$(13)	$4,469	$3,101	$1,921	$128	$5,150

(1)	The volume change in net interest income represents the change in average balance multiplied by the previous year’s rate.
(2)	The rate change in net interest income represents the change in rate multiplied by the previous year’s average balance.
(3)	The mix change in net interest income represents the change in average balance multiplied by the change in rate.

2019 compared to 2018. Net interest income is the difference between interest income and interest expense. Net interest income was $37.6 million for the year ended December 31, 2019, up $4.5 million, or 14%, from $33.1 million during 2018. The $4.5 million included an increase of $5.0 million, or 15%, in interest income, from $34.3 million during 2018 to $39.3 million during the current year and an increase of $511 thousand in interest expense.

Interest and fees on loans increased by $4.5 million, interest on investment securities increased by $444 thousand and interest on interest-earning bank deposits increased by $22 thousand.

Interest and fees on loans was $34.3 million during 2019. The average loan balances were $588.8 million for 2019, up $70.2 million from $518.6 million during 2018. The following table compares loan balances by type at December 31, 2019 and 2018.

		Percent of		Percent of
		Loans in Each		Loans in Each
	Balance at End	Category to	Balance at End	Category to
(dollars in thousands)	of Period	Total Loans	of Period	Total Loans
	12/31/2019	12/31/2019	12/31/2018	12/31/2018
Commercial	$47,892	7.7%	$49,563	8.8%
Agricultural	78,785	12.7%	69,160	12.2%
Real estate – residential	14,530	2.3%	15,900	2.8%
Real estate – commercial	316,986	51.2%	271,710	48.0%
Real estate – construction & land development	31,181	5.0%	40,161	7.1%
Equity Lines of Credit	35,471	5.7%	38,490	6.8%
Auto	90,310	14.6%	77,135	13.6%
Other	4,563	0.8%	4,080	0.7%
Total Gross Loans	$619,718	100%	$566,199	100%

The average yield on loans was 5.82% for 2019 up 8 basis points from 5.74% for 2018. We attribute much of the increase in yield to an increase in the average prime rate of 37 basis points. At December 31, 2019 approximately 25% of the Company’s loan portfolio was comprised of loans tied to the prime rate or an equivalent rate.

Interest on investment securities increased by $444 thousand as a result of an increase in average balance of  $18.1 million from $153.0 million in 2018 to $171.1 million in 2019.  Yield on investment securities declined slightly from 2.58% during 2018 to 2.57% in 2019.  Interest income on interest bearing deposits, which totaled $632 thousand in 2019 and $610 thousand in 2018, primarily relates to interest on cash balances held at the Federal Reserve. The $22 thousand increase in interest on interest bearing deposits was related to an increase in the average rate paid on interest earning deposits of 20 basis points from 1.85% during 2018 to 2.05% in 2019 which is consistent with the average federal funds rate during this period.  The effect of the increase in yield  was mostly offset by a decrease in average interest earning deposits of $2.0 million from $32.9 million during 2018 to $30.9 million in 2019.

Interest expense on deposits increased by $485 thousand from $716 thousand for the twelve months ended December 31, 2018, to $1,201 thousand during 2019. This increase mostly relates to an increase in interest expense on money market accounts and time deposits related to the purchase of our Carson City, Nevada branch on October 26, 2018. The average rate paid on the Carson City money market and time deposits exceeds that which Plumas Bank pays in other markets. To date we have maintained the rates on the money market accounts at this branch but have experienced a decrease in deposits mostly related to the maturity of time deposits which were yielding significantly higher rates than our offering rates. In total, time deposits at the Carson City Branch declined by $14.8 million from $17.8 million at December 31, 2018 to $3.0 million at December 31, 2019.  During the twelve months ended December 31, 2019 money market accounts housed at our Carson City branch averaged $14.9 million and time deposits at this branch averaged $11.2 million. Interest expense on money market accounts increased by $277 thousand to $411 thousand related to an increase in average rate paid of 28 basis points and an increase in average balances of $17.3 million from $69.4 million during 2018 to $86.7 million during 2019. Interest on time deposits increased by $197 thousand from $192 thousand during the twelve months ended December 31, 2018 to $389 thousand during 2019. During this same period average time deposits increased by $4.1 million and the average rate paid on time deposit increased by 37 basis points.

Interest expense on other interest-bearing liabilities increased by $26 thousand from $520 thousand during 2018 to $546 thousand during the current period mostly related to an increase in rate paid on junior subordinated debentures. Interest on the debentures, which totaled $531 thousand during 2019 and $510 thousand during 2018, fluctuates with changes in the 3-month London Interbank Offered Rate (LIBOR).

Net interest margin is net interest income expressed as a percentage of average interest-earning assets. As a result of the changes noted above, the net interest margin for 2019 increased to 4.75%, from 4.70% during 2018.

2018 compared to 2017.  Net interest income was $33.1 million for the year ended December 31, 2018, up $5.2 million, or 18%, from $27.9 million during 2017. The $5.2 million included an increase of $5.4 million, or 18.5%, in interest income, from $28.9 million during 2017 to $34.3 million during 2018 and an increase of $219 thousand in interest expense.

Interest and fees on loans increased by $4.0 million and interest on investment securities increased by $1.5 million.  Interest on deposits decreased by $64 thousand. The increases in interest on loans and investments include both an increase in average balance and an increase in average yield.

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

Interest expense on deposits increased by $134 thousand to $716 thousand for the twelve months ended December 31, 2018, up from $582 thousand in 2017. Of this increase, $81 thousand relates to interest at our Carson City branch . The average rate paid on the Carson City money market and time deposits exceeds that which the Bank pays in other markets and we would expect some runoff on these accounts as they reprice over time. Interest expense on NOW accounts increased by $7 thousand. Rates paid on NOW accounts averaged 0.09% during 2018 and 2017. Average balances increased by $6.6 million to $103.5 million during 2018 from $96.9 million during 2017. Interest expense on money market accounts increased by $50 thousand to $134 thousand during the year ended December 31, 2018. Rates paid on money market accounts averaged 0.19% during 2018 and 0.14% in 2017.  The increase is primarily related to higher cost money market accounts at the Carson City branch. Average balances increased by $10.8 million from $58.6 million in 2017 to $69.4 million during the year ended December 31, 2018. Much of this increase is associated with the acquisition of the Carson City branch. Interest expense on savings accounts increased by $30 thousand as we continued to experience growth in this category of deposits. Average savings deposits increased by $17.1 million from $159.7 million during 2017 to $176.8 million during 2018. The average rate paid on savings accounts was 17 basis points in 2018 and 2017.

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

Provision for Loan Losses

During the year ended December 31, 2019 we recorded a provision for loan losses of $1.5 million up $500 thousand from $1.0 million during the year ended December 31, 2018. See “Analysis of Asset Quality and Allowance for Loan Losses” for further discussion of loan quality trends and the provision for loan losses.

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

Non-Interest Income

The following table sets forth the components of non-interest income for the years ended December 31, 2019, 2018 and 2017.

	Years Ended December 31,			Change during Year
	2019	2018	2017	2019	2018
	(dollars in thousands)
Service charges on deposit accounts	$2,695	$2,576	$2,467	$119	$109
Interchange revenue	2,374	2,174	1,987	200	187
Gain on sale of loans, net	867	1,903	2,039	(1,036)	(136)
Loan servicing fees	760	800	731	(40)	69
Earnings on bank owned life insurance policies	328	328	338	-	(10)
Gain (loss) on sale of investments	114	(8)	(158)	122	150
Gain on equity securities with no readily determinable fair value	-	209	-	(209)	209
Other income	997	899	876	98	23
Total non-interest income	$8,135	$8,881	$8,280	$(746)	$601

2019 compared to 2018. During the year ended December 31, 2019, non-interest income totaled $8.1 million, a decrease of $746 thousand from the twelve months ended December 31, 2018. The largest component of this decrease was a decline of $1.0 million in gains on sale of SBA loans from $1.9 million during the twelve months ended December 31, 2018 to $867 thousand during 2019. Proceeds from SBA loan sales totaled $19.5 million during 2019 and $41.7 million during 2018.  Loans originated for sale totaled $20.4 million during 2019 compared to $38.9 million during the twelve months ended December 31, 2018.  We attribute some of the decline in originations to the government shutdown during the first quarter of 2019.  During the shutdown we were unable to provide SBA guaranteed loans.   In addition, higher market rates have resulted in a decrease in demand and competition in the SBA lending market remains intense.  Loan servicing income, which decreased by $40 thousand, represents servicing income received on the guaranteed portion of SBA loans sold into the secondary market. At December 31, 2019 we were servicing $116 million in guaranteed portions of loans, a decrease of $6 million from $122 million at December 31, 2018. Non-interest income benefited during the 2018 period from a $209 thousand gain recorded upon the prospective adoption of a newly effective accounting pronouncement impacting the measurement of equity securities, which in our case consists of stock in our correspondent banks, without a readily determinable fair market value. No gain or loss was recorded on these investment securities during the current period.

Partially offsetting these declines in non-interest income were increases of $119 thousand in service charge income and $200 thousand in interchange income mostly related to an increase in the size of the bank.  Other increases in non-interest income included a $114 thousand gain on sale of investment securities and an increase in dividends on FHLB stock of $77 thousand related to an increase in the dividend rate as well as an increase in holdings of FHLB stock.

2018 compared to 2017. During the year ended December 31, 2018, non-interest income totaled $8.9 million, an increase of $601 thousand from the twelve months ended December 31, 2017. Included in this increase were two items of a non-recurring nature. A $209 thousand gain was recorded upon the prospective adoption of a newly effective accounting pronouncement impacting the measurement of equity securities and the loss on sale of investment securities declined by $150 thousand to $8 thousand in 2018. Other significant increases in non-interest income included $109 thousand in service charges on deposit accounts, $187 thousand in interchange income and $69 thousand in loan service fees.  We attribute these increases primarily to growth in the bank.

The largest decrease in non-interest income was a $136 thousand decline in gains on sale of loans. The decline in gain on sale relates to a decline in the average premium received on sale. Gains on sale of loans mostly relate to sales of SBA 7(a) loans. Gains on sale of loans decreased from $2.0 million during 2017 to $1.9 million during the twelve months ended December 31, 2018.  Proceeds from SBA loan sales totaled $41.7 million during 2018 and $36.6 million during the twelve months ended December 31, 2017.  Loans originated for sale totaled $38.9 million during the twelve months ended December 31, 2018 and $31.3 million during 2017. Loan servicing income increased by $69 thousand; at December 31, 2018 we were servicing $122 million in guaranteed portions of loans, an increase of $9 million from $113 million at December 31, 2017.

Non-Interest Expense

The following table sets forth the components of other non-interest expense for the years ended December 31, 2019, 2018 and 2017.

	Years Ended December 31,			Change during Year
	2019	2018	2017	2019	2018
	(dollars in thousands)
Salaries and employee benefits	$13,009	$12,138	$11,505	871	$633
Occupancy and equipment	3,311	2,962	2,840	349	122
Outside service fees	2,533	2,376	2,234	157	142
Professional fees	704	925	612	(221)	313
Telephone and data communications	520	528	561	(8)	(33)
Business development	490	439	389	51	50
Director compensation, education and retirement	443	267	336	176	(69)
Armored car and courier	403	329	278	74	51
Advertising and promotion	395	433	372	(38)	61
Amortization of Core Deposit Intangible	263	27	6	236	21
Loan collection costs	227	216	194	11	22
Stationery and supplies	112	118	118	(6)	0
Deposit insurance	65	237	248	(172)	(11)
OREO expenses	61	76	73	(15)	3
Provision from change in OREO valuation	40	155	124	(115)	31
Gain on sale of OREO	(275)	(47)	(130)	(228)	83
Other operating expense	509	662	351	(153)	311
Total non-interest expense	$22,810	$21,841	$20,111	$969	$1,730

2019 compared to 2018. During 2019 non-interest expense increased by $969 thousand, or 4% to $22.8 million, up from $21.8 million during 2018. Total non-interest expense related to our Carson City, Nevada branch was $866 thousand during 2019 and $340 thousand during 2018. Excluding the effect of the Carson City branch, non-interest expense would have increased by 2% .

The Company’s single largest expense is salary and benefit costs. During 2019, salary and benefit expense increased by $871 thousand, or 7%, to $13.0 million. Salary expense increased by $1.0 million related to annual merit and promotion increases, an increase of seven  Full Time Equivalent (FTE) employees and a full year of operations of our Carson City, Nevada branch. Other significant increases in salary and benefit expense include a decline of $226 thousand in the deferral of loan origination costs and an increase of $114 thousand in medical insurance expense.  Partially offsetting these items was a decline of $544 thousand in commission expense consistent with the decline in SBA sales. Other significant increases in non-interest expense include $349 thousand in occupancy and equipment expense, $236 thousand in amortization of core deposit intangible, $176 thousand in director compensation and expense and $157 thousand in outside service fees. The largest decreases in non-interest expense were  $228 thousand in gain on sale of OREO properties and reductions in professional fees of $221 thousand, deposit insurance expense of $172 thousand, other non-interest expense of $153 thousand and $115 thousand in the provision for change in OREO valuation.

Of the $349 thousand increase in occupancy and equipment costs, $139 thousand relates to the Carson City, Nevada branch. Of the remaining increase the three largest items were increases of $74 thousand in equipment depreciation, $74 thousand in software costs and $38 thousand in rent expense. The increase in amortization of core deposit intangible is related to the amortization of the core deposit intangible recorded on the acquisition of the Carson City branch. Director compensation and expense was abnormally low during the 2018 period as it included the reversal of accrued retirement costs related to our former director John Flournoy who elected not to run for reelection in 2018 and instead allowed his board term to expire as of May 16, 2018. Mr. Flournoy did not meet the minimum years of service required under his agreement to receive benefits. In addition, during 2019 we have added two new Board members. The increase in outside services primarily relates to growth in the Bank.

Professional fees during the current period benefited from a reduction in consulting costs of $109 thousand and corporate legal costs of $127 thousand. Consulting costs were somewhat high during the 2018 period as they included an external review of our compliance management system and $29 thousand related to our acquisition of the Carson City, Nevada branch. Legal fees during the 2018 period included $44 thousand  related to the Carson City branch acquisition and $45 associated with litigation brought by a third-party municipality against one of our borrowers which could adversely affect our collateral position. Deposit insurance costs during the current period benefited from assessment credits we were able to apply to our deposit insurance billings. Plumas Bank was awarded assessment credits totaling $177 thousand which became available once the Deposit Insurance Fund Reserve Ratio reached at least 1.38. During the third quarter we were notified that the reserve ratio was 1.40 on June 30, 2019 and that our credits would be available to offset insurance assessments beginning with the April 1, 2019 assessment period. Other non-interest expense during the 2018 period was also higher than normal as it included a $50 thousand increase in the reserve for undisbursed loan commitments and costs associated with the pending termination of our lease at our Tahoe City, California branch. During 2018 we purchased a building in Tahoe City which, after remodeling is complete, will become the new home of our Tahoe City branch. Our lease obligation at our current location includes a termination penalty that during 2018 has been accrued into other expense.  During 2019 we sold three OREO properties recording a net gain on sale of $275 thousand.

2018 compared to 2017. Non-interest expense increased by $1.7 million to $21.8 million during the twelve months ended December 31, 2018, up from $20.1 million during 2017. The three largest components of this increase were increases of $633 thousand in salaries and benefits, $313 thousand in professional fees and $352 thousand in Other.  The largest components of the increase in salary and benefit expense were increases of $762 thousand in salary expense and $386 thousand in bonus expense. Salary expense increased to $9.5 million related to additions to staff and merit and promotion increases.  Total FTE  increased from 142 at December 31, 2017 to 155 at December 31, 2018.  This increase includes 4 FTE at our Carson City branch. The additional nine FTE includes additions to staff to support branch and lending activities as well as additional administrative personnel. Bonus expense is mostly a function of pretax income; the increase during the 2018 period is primarily related to the increase in pretax income and expansion in 2018 in the bonus plan to include nonofficer level personnel.  These items were partially offset by an increase in the deferral of loan origination costs of $731 thousand to $2.5 million related mostly to an increase in loan origination activity.

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

Provision for Income Taxes. The Company recorded an income tax provision of $5.9 million, or 27.4% of pre-tax income for the year ended December 31, 2019. This compares to an income tax provision of $5.1 million, or 26.8% of pre-tax income during 2018. The percentages for 2019 and 2018 differ from statutory rates as tax exempt items of income such as earnings on Bank owned life insurance and municipal loan and securities interest decrease taxable income. In addition, the 2019 and 2018 provision include income tax benefits related to the exercise of stock options of $41 thousand and $134 thousand, respectively.

Deferred tax assets and liabilities are recognized for the tax consequences of temporary differences between the reported amount of assets and liabilities and their tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The determination of the amount of deferred income tax assets which are more likely than not to be realized is primarily dependent on projections of future earnings, which are subject to uncertainty and estimates that may change given economic conditions and other factors. The realization of deferred income tax assets is assessed and a valuation allowance is recorded if it is "more likely than not" that all or a portion of the deferred tax asset will not be realized. "More likely than not" is defined as greater than a 50% chance. All available evidence, both positive and negative is considered to determine whether, based on the weight of that evidence, a valuation allowance is needed. Based upon the analysis of available evidence, management has determined that it is "more likely than not" that all deferred income tax assets as of December 31, 2019 and 2018 will be fully realized and therefore no valuation allowance was recorded.

Financial Condition

Loan Portfolio. Gross loans increased by $53.5 million, or 9%, from $566 million at December 31, 2018 to $620 million at December 31, 2019. The three largest areas of growth in the Company’s loan portfolio were $45 million in commercial real estate loans, $13 million in auto loans and $10 million in agricultural loans. These items were partially offset by declines in other loan categories of $15 million, the largest of which was a decline in construction loans of $9.0 million. The Company continues to manage the mix of its loan portfolio consistent with its identity as a community bank serving the financing needs of all sectors of the area it serves. Although the Company offers a broad array of financing options, it continues to concentrate its focus on small to medium sized commercial businesses. These loans offer diversification as to industries and types of businesses, thus limiting material exposure in any industry concentrations. The Company offers both fixed and floating rate loans and obtains collateral in the form of real property, business assets and deposit accounts, but looks to business and personal cash flows as its primary source of repayment.

As shown in the following table the Company's largest lending categories are commercial real estate loans, auto loans, agricultural loans and commercial loans.

		Percent of		Percent of
		Loans in		Loans in
	Balance at	Each	Balance at	Each
	End of	Category to	End of	Category to
(dollars in thousands)	Period	Total Loans	Period	Total Loans
	12/31/2019	12/31/2019	12/31/2018	12/31/2018
Commercial	$47,892	7.7%	$49,563	8.8%
Agricultural	78,785	12.7%	69,160	12.2%
Real estate – residential	14,530	2.3%	15,900	2.8%
Real estate – commercial	316,986	51.2%	271,710	48.0%
Real estate – construction & land development	31,181	5.0%	40,161	7.1%
Equity Lines of Credit	35,471	5.7%	38,490	6.8%
Auto	90,310	14.6%	77,135	13.6%
Other	4,563	0.8%	4,080	0.7%
Total	$619,718	100%	$566,199	100%

The Company’s real estate related loans, including real estate mortgage loans, real estate construction and land development loans, consumer equity lines of credit, and agricultural loans secured by real estate comprised 72% of the total loan portfolio at December 31, 2019. Moreover, the business activities of the Company currently are focused in the California counties of Plumas, Nevada, Placer, Lassen, Modoc, Shasta, and Sierra and in Washoe and Carson City Counties in Northern Nevada. Consequently, the results of operations and financial condition of the Company are dependent upon the general trends in these economies and, in particular, the residential and commercial real estate markets. In addition, the concentration of the Company's operations in these areas of Northeastern California and Northwestern Nevada exposes it to greater risk than other banking companies with a wider geographic base in the event of catastrophes, such as earthquakes, fires and floods in these regions.

The rates of interest charged on variable rate loans are set at specific increments in relation to the Company's lending rate or other indexes such as the published prime interest rate or U.S. Treasury rates and vary with changes in these indexes. The frequency in which variable rate loans reprice can vary from one day to several years. At December 31, 2019 and 2018, approximately 74% and 75%, respectively of the Company's loan portfolio was comprised of variable rate loans. Loans indexed to the prime interest rate totaled approximately 25% of the Company’s loan portfolio; these loans reprice within one day to three months of a change in the prime rate. At December 31, 2019 and 2018, 32% and 33%, respectively of the variable loans were at their respective floor rate. While real estate mortgage, commercial and consumer lending remain the foundation of the Company's historical loan mix, some changes in the mix have occurred due to the changing economic environment and the resulting change in demand for certain loan types. The most significant change has been an increase in indirect auto lending with automobile loans increasing from 2.5% of gross loans at December 31, 2011 to 14.6% of gross loans at December 31, 2019. The automobile portfolio provides diversification to the loan portfolio in terms of rate, term and balance as these loans tend to have a much shorter term and balance than commercial real-estate loans and are fixed rate. In addition, the Company remains committed to the agricultural industry and will continue to pursue high quality agricultural loans. Agricultural loans include both commercial and commercial real estate loans. The Company’s agricultural loan balances totaled $79 million at December 31, 2019 and $69 million at December 31, 2018.

The following table sets forth the amounts of loans outstanding by category as of the dates indicated.

	At December 31,
	2019	2018	2017	2016	2015
	(dollars in thousands)
Real estate – mortgage	$331,516	$287,610	$256,881	$247,419	$217,569
Real estate – construction and land development	31,181	40,161	25,181	21,904	16,188
Commercial	47,892	49,563	39,620	41,293	37,084
Consumer (1)	130,344	119,705	106,044	99,404	90,274
Agriculture (2)	78,785	69,160	58,908	51,103	39,856
Total loans	619,718	566,199	486,634	461,123	400,971
Deferred costs	3,561	3,257	2,283	2,006	1,940
Allowance for loan losses	(7,243)	(6,958)	(6,669)	(6,549)	(6,078)
Net loans	$616,036	$562,498	$482,248	$456,580	$396,833

(1) Includes equity lines of credit and auto

(2) Includes agriculture real estate

The following table sets forth the maturity of gross loan categories as of December 31, 2019. Also provided with respect to such loans are the amounts due after one year, classified according to sensitivity to changes in interest rates:

		After One
	Within	Through Five	After
	One Year	Years	Five Years	Total
	(dollars in thousands)
Real estate – mortgage	$27,617	$66,697	$237,202	$331,516
Real estate – construction and land development	20,430	3,024	7,727	31,181
Commercial	9,048	22,361	16,483	47,892
Consumer	20,443	69,039	40,862	130,344
Agriculture	25,192	20,853	32,740	78,785
Total	$102,730	$181,974	$335,014	$619,718
Loans maturing after one year with:
Fixed interest rates		$97,153	$34,220	$131,373
Variable interest rates		84,821	300,794	385,615
Total		$181,974	$335,014	$516,988

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

	For the Year Ended December 31,
	2019	2018	2017	2016	2015
	(dollars in thousands)
Balance at beginning of period	$6,958	$6,669	$6,549	$6,078	$5,451
Charge-offs:
Commercial and agricultural (2)	587	325	202	268	91
Real estate mortgage	-	25	48	292	132
Real estate construction & land	-	-	-	5	55
Consumer (1)	934	841	629	414	549
Total charge-offs	1,521	1,191	879	979	827
Recoveries:
Commercial and agricultural (2)	26	83	89	53	173
Real estate mortgage	7	114	118	45	8
Real estate construction & land	-	3	-	389	-
Consumer (1)	273	280	192	163	173
Total recoveries	306	480	399	650	354
Net charge-offs	1,215	711	480	329	473
Provision for loan losses	1,500	1,000	600	800	1,100
Balance at end of period	$7,243	$6,958	$6,669	$6,549	$6,078
Net charge-offs during the period to average loans	0.21%	0.14%	0.10%	0.08%	0.12%
Allowance for loan losses to total loans	1.17%	1.23%	1.37%	1.42%	1.52%

(1) Includes equity lines of credit and auto

(2) Includes agriculture real estate

During the years ended December 31, 2019 and 2018 we recorded a provision for loan losses of $1.5 million and $1 million, respectively. Net charge-offs totaled $1,215 thousand during the year ended December 31, 2019 up $504 thousand from $711 thousand during the year ended December 31, 2018. The largest component of this increase was an increase of $262 thousand in charge-offs on commercial loans which mostly relates to charge-offs on the unguaranteed portion of SBA loans.  Net charge-offs as a percentage of average loans increased from 0.14% during 2018 to 0.21% during the year ended December 31, 2019.

The following table provides a breakdown of the allowance for loan losses:

		Percent of		Percent of
		Loans in		Loans in
		Each		Each
	Balance at	Category to	Balance at	Category to
(dollars in thousands)	End of Period	Total Loans	End of Period	Total Loans
	2019	2019	2018	2018
Commercial and agricultural	$1,270	20.4%	$1,452	21.0%
Real estate mortgage	3,589	53.5%	2,900	50.8%
Real estate construction & land	481	5.0%	758	7.1%
Consumer (includes equity lines of credit & auto)	1,903	21.1%	1,848	21.1%
Total	$7,243	100.0%	$6,958	100.0%

The allowance for loan losses totaled $7.2 million at December 31, 2019 and $7.0 million at December 31, 2018. Specific reserves related to impaired loans decreased by $27 thousand from $181 thousand at December 31, 2018 to $154 thousand at December 31, 2019. At least quarterly the Company evaluates each specific reserve and if it determines that the loss represented by the specific reserve is uncollectable it records a charge-off for the uncollectable portion. General reserves were $7.1 million at December 31, 2019 and $6.8 million at December 31, 2018. The allowance for loan losses as a percentage of total loans decreased from 1.23% at December 31, 2018 to 1.17% at December 31, 2019. The percentage of general reserves to unimpaired loans totaled 1.15% at December 31, 2019 and 1.20% at December 31, 2018.

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

Loans restructured (TDRs) and not included in nonperforming loans in the following table totaled $0.9 million, $1.0 million, $1.1 million, $2.6 million and $2.0 million at  December 31, 2019, 2018, 2017, 2016, and 2015, respectively. For additional information related to restructured loans see Note 5 of the Company's Consolidated Financial Statements in Item 8 - Financial Statements and Supplementary Data of this Annual Report on Form 10-K

The following table sets forth the amount of the Company's nonperforming assets as of the dates indicated.

	At December 31,
	2019	2018	2017	2016	2015
	(dollars in thousands)

Nonaccrual loans	$2,050	$1,117	$1,226	$2,724	$4,546
Loans past due 90 days or more and still accruing	-	-	1,796	-	-
Total nonperforming loans	2,050	1,117	3,022	2,724	4,546
Other real estate owned	707	1,170	1,344	735	1,756
Other vehicles owned	56	53	35	12	30
Total nonperforming assets	$2,813	$2,340	$4,401	$3,471	$6,332
Interest income forgone on nonaccrual loans	$158	$46	$50	$164	$303
Interest income recorded on a cash basis on nonaccrual loans	$-	$-	$-	$29	$-
Nonperforming loans to total loans	0.33%	0.20%	0.62%	0.59%	1.13%
Nonperforming assets to total assets	0.33%	0.28%	0.59%	0.53%	1.06%

Nonperforming loans at December 31, 2019 were $2.1 million, an increase of $933 thousand from the $1.1 million balance at December 31, 2018. Specific reserves on nonaccrual loans totaled $121 thousand at December 31, 2019 and $128 thousand at December 31, 2018, respectively. Performing loans past due thirty to eighty-nine days were $3.7 million at December 31, 2019 up from $2.6 million at December 31, 2018.

A substandard loan is not adequately protected by the current sound worth and paying capacity of the borrower or the value of the collateral pledged, if any. Total substandard loans increased by $2.6 million from $741 thousand at December 31, 2018 to $3.3 million at December 31, 2019. Loans classified as special mention increased by $3.3 million from $4.3 million at December 31, 2018 to $7.6 million at December 31, 2019. At December 31, 2019, $1.4 million of performing loans were classified as substandard. Further deterioration in the credit quality of individual performing substandard loans or other adverse circumstances could result in the need to place these loans on nonperforming status.

At  December 31, 2019 and  2018, the Company's recorded investment in impaired loans totaled $2.2 million and $1.3 million, respectively. The specific allowance for loan losses related to impaired loans totaled $154 thousand and $181 thousand at December 31, 2019 and 2018, respectively. Additionally, $71 thousand and $11 thousand had been charged off against impaired loans at  December 31, 2019 and 2018, respectively.

OREO represents real property acquired by the Bank either through foreclosure or through a deed in lieu thereof from the borrower. Repossessed assets include vehicles and other commercial assets acquired under agreements with delinquent borrowers. OREO holdings represented three properties totaling $707 thousand at December 31, 2019  and six properties totaling $1.2 million at December 31, 2018. Nonperforming assets as a percentage of total assets were 0.33% at December 31, 2019 and 0.28% at December 31, 2018.

The following table provides a summary of the change in the number and balance of OREO properties for the years ended December 31, 2019 and 2018, dollars in thousands:

	Year Ended December 31,
	Number	2019	Number	2018
Beginning Balance	6	$1,170	6	$1,344
Additions	-	-	4	656
Dispositions	(3)	(423)	(4)	(675)
Provision from change in OREO valuation	-	(40)	-	(155)
Ending Balance	3	$707	6	$1,170

Investment Portfolio and Federal Reserve Balances. Total investment securities were $159.3 million as of December 31, 2019 and $171.5 million as of December 31, 2018. Unrealized gains on available-for-sale investment securities totaling $2.9 million were recorded, net of $861 thousand in tax expense, as accumulated other comprehensive income within shareholders' equity at December 31, 2019. Unrealized losses on available-for-sale investment securities totaling $2.9 million were recorded, net of $846 thousand in tax benefits, as accumulated other comprehensive income within shareholders' equity at December 31, 2018.

During the year ended December 31, 2019 the Company sold fifty-five available-for-sale investment securities for total proceeds of $19.7 million recording a $114 thousand gain on sale. During 2018 the Company sold eighteen available-for-sale investment securities for total proceeds of $4.2 million recording an $8 thousand loss on sale.

The investment portfolio at December 31, 2019 consisted of $125.7 million in securities of U.S. Government-sponsored agencies and 89 municipal securities totaling $33.6 million. The investment portfolio at December 31, 2018 consisted of $132.7 million in securities of U.S. Government-sponsored agencies and 119 municipal securities totaling $38.8 million.

There were no Federal funds sold at  December 31, 2019 or December 31, 2018; however, the Bank maintained interest earning balances at the Federal Reserve Bank totaling $20.5 million at December 31, 2019 and $19.9 million at December 31, 2018. The balance, at December 31, 2019, earned interest at the rate of 1.55%.

The Company classifies its investment securities as available-for-sale or held-to-maturity. Currently all securities are classified as available-for-sale. Securities classified as available-for-sale may be sold to implement the Company's asset/liability management strategies and in response to changes in interest rates, prepayment rates and similar factors.

The following tables summarize the values of the Company's investment securities held on the dates indicated:

	December 31,
Available-for-sale (fair value)	2019	2018	2017
	(dollars in thousands)
U.S. Government-sponsored agency residential mortgage-backed securities	$125,678	$132,678	$103,788
Municipal obligations	33,642	38,829	33,678
Total	$159,320	$171,507	$137,466

The following table summarizes the maturities of the Company's securities at their carrying value, which represents fair value, and their weighted average tax equivalent yields at December 31, 2019. Mortgage-backed securities are included in maturity categories based on their stated maturity date. Expected maturities may differ from contractual maturities because the issuers may have the right to call or prepay obligations.

			After One Through		After Five Through
(dollars in thousands)	Within One Year		Five Years		Ten Years		After Ten Years		Total
Available-for-sale (Fair Value)	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
U.S. Government-sponsored agency residential mortgage-backed securities	$-	-%	$-	-%	$18,293	2.27%	$107,385	2.64%	$125,678	2.59%
Municipal obligations	-	-%	3,243	3.03%	6,370	3.03%	24,029	3.57%	33,642	3.41%
Total	$-	-%	$3,243	3.03%	$24,663	2.47%	$131,414	2.81%	$159,320	2.76%

Deposits. Total deposits increased by $20.8 million from $727 million at December 31, 2018 to $747 million at December 31, 2019. On October 26, 2018 we purchased a branch in Carson City, Nevada from Mutual of Omaha Bank. In this transaction we acquired $45.6 million in deposits including $18.5 million in time deposits.  We experienced a decrease in deposits at this branch mostly related to the maturity of time deposits which were yielding significantly higher rates than our offering rates. In total, time deposits at the Carson City Branch declined by $14.8 million from $17.8 million at December 31, 2018 to $3.0 million at December 31, 2019. Excluding the effect of the decline in time deposits in Carson City, total deposits would have increased by $35.6 million or 5%. At December 31, 2019, 44% of the Company’s deposits were in the form of non-interest-bearing demand deposits and only 5% were time deposits. The Company has no brokered deposits.

The following table shows the distribution of deposits by type at December 31, 2019 and 2018.

		Percent of		Percent of
		Deposits in		Deposits in
		Each Category		Each Category
	Balance at End	to Total	Balance at End	to Total
	of Period	Deposits	of Period	Deposits
(dollars in thousands)	12/31/2019	12/31/2019	12/31/2018	12/31/2018
Non-interest bearing	$331,619	44.4%	$304,039	41.8%
NOW	102,724	13.7%	105,107	14.5%
Money Market	90,853	12.2%	82,743	11.4%
Savings	183,934	24.6%	177,710	24.5%
Time	38,194	5.1%	56,966	7.8%
Total Deposits	$747,324	100%	$726,565	100%

Deposits represent the Bank's primary source of funds. Deposits are primarily core deposits in that they are demand, savings and time deposits generated from local businesses and individuals. These sources are considered to be relatively stable, long-term relationships thereby enhancing steady growth of the deposit base without major fluctuations in overall deposit balances. The Company experiences, to a small degree, some seasonality with the slower growth period between November through April, and the higher growth period from May through October. To assist in meeting any funding demands, the Company maintains a secured borrowing arrangement with the FHLB. There were no brokered deposits at December 31, 2019 or December 31, 2018.

The Company's time deposits of $100,000 or more had the following schedule of maturities at December 31, 2019 (dollars in thousands):

Remaining Maturity:	Amount
Three months or less	$3,495
Over three months to six months	4,042
Over six months to 12 months	3,066
Over 12 months	4,265
Total	$14,868

Time deposits of $100,000 or more are generally from the Company's local business and individual customer base. The potential impact on the Company's liquidity from the withdrawal of these deposits is discussed at the Company's asset and liability management committee meetings, and is considered to be minimal.

Short-term Borrowing Arrangements. The Company is a member of the FHLB and can borrow up to $229 million from the FHLB secured by commercial and residential mortgage loans with carrying values totaling $367 million. The Company is required to hold FHLB stock as a condition of membership. At December 31, 2019 and December 31, 2018, the Company held $3.5 million and $3.0 million, respectively of FHLB stock which is recorded as a component of other assets. Based on this level of stock holdings at December 31, 2019, the Company can borrow up to $130 million. To borrow the $229 million in available credit the Company would need to purchase $2.7 million in additional FHLB stock. In addition to its FHLB borrowing line, the Company has unsecured short-term borrowing agreements with three of its correspondent banks in the amounts of $20 million, $11 million and $10 million. There were no outstanding borrowings to the FHLB or the correspondent banks under these agreements at December 31, 2019 and 2018.

Note Payable  On October 1, 2019 the Company renewed its line of credit, for a one-year term, with the same lender (the “Note”). The maximum amount outstanding at any one time on the Note cannot exceed $5 million. There were no borrowings on the Note during the years ended December 31, 2019 and 2018. The Note bears interest at a rate of the U.S. "Prime Rate" plus one-quarter percent per annum and is secured by 100 shares of Plumas Bank stock representing the Company's 100% ownership interest in Plumas Bank. Under the Note, the Bank is subject to several negative and affirmative covenants including, but not limited to providing  timely financial information, maintaining specified levels of capital, restrictions on additional borrowings, and meeting or exceeding certain capital and asset quality ratios. The Bank was in compliance with all such covenants related to the Note at December 31, 2019 and 2018.

Repurchase Agreements. In 2011 the Bank introduced a new product for its larger business customers which use securities sold under agreements to repurchase as an alternative to interest-bearing deposits. Securities sold under agreements to repurchase totaling $16.0 million at December 31, 2019 and $13.1 million at December 31, 2018 are secured by U.S. Government agency securities with a carrying amount of $22.0 million and $21.8 million at December 31, 2019 and 2018, respectively. Interest paid on this product is similar to that which is paid on the Bank’s premium money market account; however, these are not deposits and are not FDIC insured.

Junior Subordinated Deferrable Interest Debentures. Plumas Statutory Trust I and II are business trust subsidiaries formed by the Company with capital of $349 thousand and $179 thousand, respectively, for the sole purpose of issuing trust preferred securities fully and unconditionally guaranteed by the Company.

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

Trust I’s Subordinated Debentures mature on September 26, 2032, bear a current interest rate of 5.35% (based on 3-month LIBOR plus 3.40%), with repricing and payments due quarterly. Trust II’s Subordinated Debentures mature on September 28, 2035, bear a current interest rate of 3.37% (based on 3-month LIBOR plus 1.48%), with repricing and payments due quarterly. The interest rate of the Trust Preferred Securities issued by Trust I adjust on each quarterly anniversary date to equal the 3-month LIBOR plus 3.40%. The Trust Preferred Securities issued by Trust II adjust on each quarterly anniversary date to equal the 3-month LIBOR plus 1.48%. Both Trusts I and II have the option to defer payment of the distributions for a period of up to five years, as long as the Company is not in default on the payment of interest on the Subordinated Debentures.

Interest expense recognized by the Company for the years ended December 31, 2019, 2018 and 2017 related to the subordinated debentures was $531,000, $510,000 and $401,000, respectively.

Capital Resources

Total shareholders’ equity increased by $17.6 million from $66.9 million at December 31, 2018 to $84.5 million at December 31, 2019. The largest component of the $17.6 million increase was earnings during the twelve-month period totaling $15.5 million. In addition, we recorded an increase in accumulated other comprehensive income of $4.1 million from a loss of $2.0 million at December 31, 2018 to income of $2.1 million at December 31, 2019. Stock option activity increased shareholders’ equity by $0.4 million.  During 2019 the Company paid two 23 cents per share semi-annual cash dividends which had the effect of reducing shareholders’ equity by $2.4 million.

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

On October 20, 2016 the Company announced that its Board of Directors approved the reinstatement of a semi-annual cash dividend. The dividend in the amount of $0.10 per share was paid on November 21, 2016. A semi-annual cash dividend totaling $0.14 per share was paid on May 15, 2017 and November 15, 2017, a semi-annual cash dividend totaling $0.18 per share was paid on May 15, 2018 and November 15, 2018, and a semi-annual cash dividend totaling $0.23 per share was paid on May 15, 2019 and November 15, 2019 representing a 130% increase over the dividend paid on November 21, 2016.

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

In July, 2013, the federal bank regulatory agencies adopted rules implementing the Basel Committee on Banking Supervision’s capital guidelines for U.S. banks, sometimes called “Basel III,” that increased the minimum regulatory capital requirements for bank holding companies and banks and implemented strict eligibility criteria for regulatory capital instruments. The Basel III capital rules include a minimum common equity Tier 1 ratio of 4.5%, a Tier 1 capital ratio of 6.0%, a total risk-based capital ratio of 8.0%, and a minimum leverage ratio of 4.0% (calculated as Tier 1 capital to average consolidated assets). The minimum capital levels required to be considered “well capitalized” include a common equity Tier 1 ratio of 6.5%, a Tier 1 risk-based capital ratio of 8.0%, a total risk-based capital ratio of 10.0%  and a leverage ratio of 5.0%.  In addition, the Basel III capital rules require that banking organizations maintain an “a capital conservation buffer” of 2.5% above the minimum capital requirements in order to avoid restrictions on their ability to pay dividends, repurchase stock or pay discretionary bonuses. Including the capital conservation buffer of 2.5%, the Basel III capital rules require the following minimum ratios for a bank holding company or bank to be considered well capitalized: a common equity Tier 1 capital ratio of 7.0%; a Tier 1 capital ratio of 8.5%, and a total capital ratio of 10.5%. At December 31, 2019, the Company’s and the Bank’s capital ratios exceed the thresholds necessary to be considered “well capitalized” under the Basel III framework.

Under the FRB’s Small Bank Holding Company and Savings and Loan Holding company Policy Statement (the “Policy Statement”), qualifying bank holding companies with less than $3 billion in consolidated assets are exempt from the consolidated capital rules. The Company qualifies for treatment under the Policy Statement and is not currently subject to the Basel III consolidated capital rules at the bank holding company level. The new capital rules continue to apply to the Bank.

In 2019, the federal banking agencies, including the FDIC, issued a rule establishing a “community bank leverage ratio” (the ratio of a bank’s tier 1 capital to average total consolidated assets) that qualifying institutions with less than $10 billion in assets may elect to use in lieu of the generally applicable leverage and risk-based capital requirements under Basel III. A qualifying banking organization that elects to use new ratio will be considered to have met all applicable federal regulatory capital and leverage requirements, including the minimum capital levels required to be considered “well capitalized, ” if it maintains community bank leverage ratio capital exceeding 9%.  The new rule became effective on January 1, 2020.  Our management is evaluating the new ratio but has not made a decision as to whether we will adopt it.

The following table sets forth the Bank's actual capital amounts and ratios (dollar amounts in thousands):

			Minimum Amount of Capital Required
					To be Well-Capitalized
			For Capital		Under Prompt
	Actual		Adequacy Purposes (1)		Corrective Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2019
Common Equity Tier 1 Ratio	$90,317	13.1%	$31,059	4.5%	$44,863	6.5%
Tier 1 Leverage Ratio	$90,317	10.4%	34,897	4.0%	43,622	5.0%
Tier 1 Risk-Based Capital Ratio	$90,317	13.1%	41,412	6.0%	55,216	8.0%
Total Risk-Based Capital Ratio	$97,810	14.2%	55,216	8.0%	69,020	10.0%

December 31, 2018
Common Equity Tier 1 Ratio	$76,545	11.8%	$29,071	4.5%	$41,911	6.5%
Tier 1 Leverage Ratio	76,545	9.3%	32,765	4.0%	40,956	5.0%
Tier 1 Risk-Based Capital Ratio	76,545	11.8%	38,761	6.0%	51,681	8.0%
Total Risk-Based Capital Ratio	83,753	13.0%	51,681	8.0%	64,602	10.0%

(1) Does not include amounts required to maintain the capital conservation buffer under the new capital rules

Management believes that the Bank met all its capital adequacy requirements as of December 31, 2019.

The current and projected capital positions of the Bank and the impact of capital plans and long-term strategies are reviewed regularly by management. The Company policy is to maintain the Bank’s ratios above the prescribed well-capitalized ratios at all times.

Off-Balance Sheet Arrangements

Loan Commitments. In the normal course of business, there are various commitments outstanding to extend credits that are not reflected in the financial statements. Commitments to extend credit and letters of credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Annual review of commercial credit lines, letters of credit and ongoing monitoring of outstanding balances reduces the risk of loss associated with these commitments. As of December 31, 2019, the Company had $111.4 million in unfunded loan commitments and $126 thousand in letters of credit. This compares to $126.9 million in unfunded loan commitments and $417 thousand in letters of credit at December 31, 2018. Of the $111.4 million in unfunded loan commitments, $65.4 million and $46.0 million represented commitments to commercial and consumer customers, respectively. Of the total unfunded commitments at December 31, 2019, $57.3 million were secured by real estate, of which $21.2 million was secured by commercial real estate and $36.1 million was secured by residential real estate in the form of equity lines of credit. The commercial loan commitments not secured by real estate primarily represent business lines of credit, while the consumer loan commitments not secured by real estate primarily represent revolving credit card lines and overdraft protection lines. Since some of the commitments are expected to expire without being drawn upon the total commitment amounts do not necessarily represent future cash requirements.

Operating Leases. The Company leases three depository branches, three lending offices, two administrative offices and two non-branch automated teller machine locations. Including variable lease expense, total rent expense for the years ended December 31, 2018 , 2018 and 2017 were $465,000,  $379,000 and $348,000, respectively.  The expiration dates of the leases vary, with the first such lease expiring during 2020 and the last such lease expiring on December 31, 2022.

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

The Company is a member of the FHLB and can borrow up to $229 million from the FHLB secured by commercial and residential mortgage loans with carrying values totaling $367 million. See “Short-term Borrowing Arrangements” for additional information on our FHLB borrowing capacity. In addition to its FHLB borrowing line, the Company has unsecured short-term borrowing agreements with three of its correspondent banks in the amounts of $20 million, $11 million and $10 million. There were no outstanding borrowings under the FHLB or the correspondent bank borrowing lines at December 31, 2019 or 2018.

Customer deposits are the Company’s primary source of funds. Total deposits increased by $20.8 million from $727 million at December 31, 2018 to $747 million at December 31, 2019. Deposits are held in various forms with varying maturities. The Company’s securities portfolio, Federal funds sold, FHLB advances, and cash and due from banks serve as the primary sources of liquidity, providing adequate funding for loans during periods of high loan demand. During periods of decreased lending, funds obtained from the maturing or sale of investments, loan payments, and new deposits are invested in short-term earning assets, such as cash held at the FRB, Federal funds sold and investment securities, to serve as a source of funding for future loan growth. Management believes that the Company’s available sources of funds, including borrowings, will provide adequate liquidity for its operations in the foreseeable future.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a smaller reporting company we are not required to provide the information required by this item.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The following consolidated financial statements of Plumas Bancorp and subsidiary, and report of the independent registered public accounting firm are included in the Annual Report of Plumas Bancorp to its shareholders for the years ended December 31, 2019, 2018 and 2017.

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

As of December 31, 2019, management assessed the effectiveness of the Company’s internal control over financial reporting based on the framework established in the 2013 Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  Based on this assessment, management has determined that the Company’s internal control over financial reporting as of December 31, 2019, is effective.

Eide Bailly LLP the independent registered public accounting firm that audited the 2019 consolidated financial statements included in this annual report on Form 10-K, has issued an audit report on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2019, which is included herein.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders

Plumas Bancorp and Subsidiary

Quincy, California

Opinion on the Financial Statements and Internal Control Over Financial Reporting

We have audited the accompanying consolidated balance sheet of Plumas Bancorp and Subsidiary (the Company) as of December 31, 2019, and the related consolidated statements of income, comprehensive income, change in shareholders’ equity, and cash flows for the year then ended, and the related notes (collectively referred to as the “consolidated financial statements”).

We also have audited the Company’s internal control over financial reporting as of December 31, 2019, based on criteria established in 2013 Internal Control —Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on criteria established in 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

Basis for Opinion

The Company’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s consolidated financial statements and an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud, and whether effective internal control over financial reporting was maintained in all material respects.

Our audit of the financial statements included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

(Continued)

Definition and Limitations of Internal Control Over Financial Reporting

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the consolidated financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ Eide Bailly LLP

We have served as the Company’s auditor since 2019.

San Ramon, California

March 5, 2020

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders

Plumas Bancorp and Subsidiary

Quincy, California

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Plumas Bancorp and Subsidiary as of December 31, 2018 and the related consolidated statements of income and comprehensive income, changes in shareholders’ equity, and cash flows, for the each of the years in the two year period ended December 31, 2018, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of Plumas Bancorp as of December 31, 2018, and the results of its operations and its cash flows for each of the years in the two year period ended December 31, 2018, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the entity’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to Plumas Bancorp in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risk of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks.  Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements.  Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements.  We believe that our audits provide a reasonable basis for our opinion.

/s/ Vavrinek, Trine, Day & Co., LLP

We have served as the Company's auditor since 2013.

Laguna Hills, California

March 7, 2019

PLUMAS BANCORP AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

December 31, 2019 and 2018

	2019	2018
ASSETS

Cash and cash equivalents	$46,942,000	$46,686,000
Investment securities available for sale	159,320,000	171,507,000
Loans, less allowance for loan losses of $7,243,000 in 2019 and $6,958,000 in 2018	616,036,000	562,498,000
Other real estate	707,000	1,170,000
Premises and equipment, net	14,629,000	14,287,000
Bank owned life insurance	13,184,000	12,856,000
Accrued interest receivable and other assets	14,373,000	15,394,000

Total assets	$865,191,000	$824,398,000

LIABILITIES AND SHAREHOLDERS' EQUITY

Deposits:
Non-interest bearing	$331,619,000	$304,039,000
Interest bearing	415,705,000	422,526,000

Total deposits	747,324,000	726,565,000

Repurchase agreements	16,013,000	13,058,000
Accrued interest payable and other liabilities	7,039,000	7,533,000
Junior subordinated deferrable interest debentures	10,310,000	10,310,000

Total liabilities	780,686,000	757,466,000

Commitments and contingencies (Note 11)

Shareholders' equity:
Serial preferred stock - no par value; 10,000,000 shares authorized; none outstanding	-	-
Common stock - no par value; 22,500,000 shares authorized; issued and outstanding – 5,165,760 at December 31, 2019 and 5,137,476 at December 31, 2018	7,312,000	6,944,000
Retained earnings	75,144,000	62,005,000
Accumulated other comprehensive gain (loss), net of taxes	2,049,000	(2,017,000)

Total shareholders' equity	84,505,000	66,932,000

Total liabilities and shareholders' equity	$865,191,000	$824,398,000

The accompanying notes are an integral part of these consolidated financial statements.

PLUMAS BANCORP AND SUBSIDIARY

 CONSOLIDATED STATEMENTS OF INCOME

For the Years Ended December 31, 2019, 2018 and 2017

	2019	2018	2017
Interest income:
Interest and fees on loans	$34,275,000	$29,761,000	$25,800,000
Interest on investment securities:
Taxable	3,487,000	3,099,000	1,791,000
Exempt from Federal income taxes	908,000	852,000	688,000
Other	632,000	610,000	674,000

Total interest income	39,302,000	34,322,000	28,953,000

Interest expense:
Interest on deposits	1,201,000	716,000	582,000
Interest on note payable	-	-	28,000
Interest on junior subordinated deferrable interest debentures	531,000	510,000	401,000
Other	15,000	10,000	6,000

Total interest expense	1,747,000	1,236,000	1,017,000

Net interest income before provision for loan losses	37,555,000	33,086,000	27,936,000

Provision for loan losses	1,500,000	1,000,000	600,000

Net interest income after provision for loan losses	36,055,000	32,086,000	27,336,000

Non-interest income:
Service charges	2,695,000	2,576,000	2,467,000
Interchange revenue	2,374,000	2,174,000	1,987,000
Gain on sale of loans	867,000	1,903,000	2,039,000
Loan servicing fees	760,000	800,000	731,000
Gain (loss) on sale of investment securities	114,000	(8,000)	(158,000)
Earnings on bank owned life insurance policies, net	328,000	328,000	338,000
Other	997,000	1,108,000	876,000

Total non-interest income	8,135,000	8,881,000	8,280,000

(Continued)

PLUMAS BANCORP AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME

(Continued)

For the Years Ended December 31, 2019, 2018 and 2017

	2019	2018	2017

Non-interest expenses:
Salaries and employee benefits	$13,009,000	$12,138,000	$11,505,000
Occupancy and equipment	3,311,000	2,962,000	2,840,000
Other	6,490,000	6,741,000	5,766,000
Total non-interest expenses	22,810,000	21,841,000	20,111,000

Income before income taxes	21,380,000	19,126,000	15,505,000

Provision for income taxes	5,868,000	5,134,000	7,316,000

Net income	$15,512,000	$13,992,000	$8,189,000

Basic earnings per common share	$3.01	$2.74	$1.64
Diluted earnings per common share	$2.97	$2.68	$1.58
Common dividends per share	$0.46	$0.36	$0.28

The accompanying notes are an integral part of these consolidated financial statements.

PLUMAS BANCORP AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

For the Years Ended December 31, 2019, 2018 and 2017

	2019	2018	2017
Net Income	$15,512,000	$13,992,000	$8,189,000
Other comprehensive income (loss):
Change in net unrealized gain (loss)	5,887,000	(2,062,000)	687,000
Less: reclassification adjustments for net (gain) losses included in net income	(114,000)	8,000	158,000

Net unrealized holding gain (loss)	5,773,000	(2,054,000)	845,000

Related income tax effect:
Change in unrealized (gain) loss	(1,741,000)	609,000	(284,000)
Reclassification of gain (losses) included in net income	34,000	(2,000)	(65,000)

Income tax effect	(1,707,000)	607,000	(349,000)

Total other comprehensive income (loss)	4,066,000	(1,447,000)	496,000
Comprehensive income	$19,578,000	$12,545,000	$8,685,000

The accompanying notes are an integral part of these consolidated financial statements.

PLUMAS BANCORP AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

For the Years Ended December 31, 2019, 2018 and 2017

				Accumulated
				Other
				Comprehensive	Total
	Common Stock		Retained	Income (Loss)	Shareholders’
	Shares	Amount	Earnings	(Net of Taxes)	Equity

Balance, January 1, 2017	4,896,875	$5,918,000	$43,048,000	$(972,000)	$47,994,000

Net Income			8,189,000		8,189,000
Other comprehensive income				496,000	496,000
Cumulative effect of adopting of ASU 2016-09		84,000	(78,000)		6,000
Reclassification of stranded tax effects from change in tax rate			94,000	(94,000)	-
Exercise of stock options	59,985	261,000			261,000
Cashless exercise of common stock warrant	108,112				-
Cash dividends on common stock			(1,398,000)		(1,398,000)
Stock-based compensation expense		152,000			152,000
Balance, December 31, 2017	5,064,972	6,415,000	49,855,000	(570,000)	55,700,000

Net Income			13,992,000		13,992,000
Other comprehensive loss				(1,447,000)	(1,447,000)
Exercise of stock options	72,504	330,000			330,000
Cash dividends on common stock			(1,842,000)		(1,842,000)
Stock-based compensation expense		199,000			199,000
Balance, December 31, 2018	5,137,476	6,944,000	62,005,000	(2,017,000)	66,932,000

Net Income			15,512,000		15,512,000
Other comprehensive income				4,066,000	4,066,000
Exercise of stock options	28,284	144,000			144,000
Cash dividends on common stock			(2,373,000)		(2,373,000)
Stock-based compensation expense		224,000			224,000
Balance, December 31, 2019	5,165,760	$7,312,000	$75,144,000	$2,049,000	$84,505,000

The accompanying notes are an integral part of these consolidated financial statements.

PLUMAS BANCORP AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Years Ended December 31, 2019, 2018 and 2017

	2019	2018	2017

Cash flows from operating activities:
Net income	$15,512,000	$13,992,000	$8,189,000
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	1,500,000	1,000,000	600,000
Change in deferred loan origination costs/fees, net	(684,000)	(1,581,000)	(754,000)
Stock-based compensation expense	224,000	199,000	152,000
Depreciation and amortization	1,391,000	1,042,000	1,026,000
Amortization of investment security premiums	802,000	691,000	615,000
(Gain) loss on sale of investment securities	(114,000)	8,000	158,000
Gain on equity securities with no readily determinable fair value	-	(209,000)	-
Gain on sale of loans held for sale	(867,000)	(1,903,000)	(2,039,000)
Loans originated for sale	(20,416,000)	(38,914,000)	(31,348,000)
Proceeds from loan sales	19,457,000	41,748,000	36,583,000
Provision from change in OREO valuation	40,000	155,000	124,000
Net gain on sale of OREO	(275,000)	(47,000)	(130,000)
Net gain on sale of other vehicles owned	(5,000)	(24,000)	(10,000)
Earnings on bank owned life insurance policies	(328,000)	(328,000)	(338,000)
(Benefit) provision for deferred income taxes	(166,000)	360,000	503,000
Increase in accrued interest receivable and other assets	(100,000)	(1,397,000)	(513,000)
(Decrease) increase in accrued interest payable and other liabilities	(494,000)	847,000	(1,340,000)
Net cash provided by operating activities	15,477,000	15,639,000	11,478,000

(Continued)

PLUMAS BANCORP AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Continued)

For the Years Ended December 31, 2019, 2018 and 2017

	2019	2018	2017
Cash flows from investing activities:
Proceeds from matured and called available-for-sale investment securities	$200,000	$-	$-
Proceeds from sale of available-for-sale securities	19,668,000	4,157,000	9,594,000
Purchases of available-for-sale investment securities	(27,801,000)	(56,265,000)	(58,094,000)
Proceeds from principal repayments from available-for-sale government-guaranteed mortgage-backed securities	25,257,000	15,324,000	12,702,000
Net increase in loans	(53,477,000)	(82,412,000)	(30,962,000)
Proceeds from bank owned life insurance	-	338,000	-
Proceeds from sale of vehicles	636,000	473,000	313,000
Proceeds from sale of other real estate	698,000	723,000	689,000
Purchases of FHLB stock	(490,000)	(342,000)	(247,000)
Purchases of premises and equipment	(1,397,000)	(3,866,000)	(531,000)
Net cash used in investing activities	(36,706,000)	(121,870,000)	(66,536,000)

Cash flows from financing activities:
Net increase in demand, interest-bearing and savings deposits	39,531,000	52,982,000	83,866,000
Net (decrease) increase in time deposits	(18,772,000)	10,926,000	(3,562,000)
Net increase in securities sold under agreements to repurchase	2,955,000	2,984,000	3,157,000
Cash dividends paid on common stock	(2,373,000)	(1,842,000)	(1,398,000)
Principal payment on note payable	-	-	(2,375,000)
Proceeds from exercise of stock options	144,000	330,000	261,000
Net cash provided by financing activities	21,485,000	65,380,000	79,949,000

Increase (decrease) in cash and cash equivalents	256,000	(40,851,000)	24,891,000

Cash and cash equivalents at beginning of year	46,686,000	87,537,000	62,646,000
Cash and cash equivalents at end of year	$46,942,000	$46,686,000	$87,537,000

 (Continued)

PLUMAS BANCORP AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Continued)

For the Years Ended December 31, 2019, 2018 and 2017

	2019	2018	2017
Supplemental disclosure of cash flow information:

Cash paid during the year for:
Interest expense	$1,739,000	$1,212,000	$1,012,000
Income taxes	$6,019,000	$4,506,000	$7,175,000

Non-Cash Investing Activities:
Real estate acquired through foreclosure	$-	$656,000	$1,293,000
Vehicles acquired through repossession	$635,000	$466,000	$325,000
Loans provided for sales of real estate owned	$-	$-	$480,000

Non-Cash Financing Activities:
Common stock retired in connection with the exercise of stock options	$42,000	$29,000	$10,000
Common stock issued in connection with the cashless exercise of stock warrant	$-	$-	$787,000

The accompanying notes are an integral part of these consolidated financial statements.

PLUMAS BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	THE BUSINESS OF PLUMAS BANCORP

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

Plumas Statutory Trust I and Trust II are not consolidated into the Company's consolidated financial statements and, accordingly, are accounted for under the equity method. The Company's investment in Trust I of $349,000 and Trust II of $179,000 are included in accrued interest receivable and other assets on the consolidated balance sheet. The junior subordinated deferrable interest debentures issued and guaranteed by the Company and held by Trust I and Trust II are reflected as debt on the consolidated balance sheet.

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

Cash and Cash Equivalents

For the purpose of the statement of cash flows, cash and due from banks and Federal funds sold are considered to be cash equivalents. Generally, Federal funds are sold for one day periods. Cash held with other federally insured institutions in excess of FDIC limits as of December 31, 2019 was $10.6 million. Net cash flows are reported for customer loans and deposit transactions and repurchase agreements.

Investment Securities

Investments are classified into one of the following categories:

●

Available-for-sale securities reported at fair value, with unrealized gains and losses excluded from earnings and reported, net of taxes, as accumulated other comprehensive income (loss) within shareholders' equity.

●

Held-to-maturity securities, which management has the positive intent and ability to hold, reported at amortized cost, adjusted for the accretion of discounts and amortization of premiums. As of December 31, 2019 and 2018 the Company did not have any investment securities classified as held-to-maturity.

Management determines the appropriate classification of its investments at the time of purchase and may only change the classification in certain limited circumstances.

As of December 31, 2019, and 2018 the Company did not have any investment securities classified as trading and gains or losses on the sale of securities are computed on the specific identification method. Interest earned on investment securities is reported in interest income, net of applicable adjustments for accretion of discounts and amortization of premiums accounted for by the level yield method with no pre-payment anticipated.

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

Investment in Federal Home Loan Bank Stock

As a member of the Federal Home Loan Bank (FHLB) System, the Bank is required to maintain an investment in the capital stock of the FHLB. The investment is carried at cost classified as a restricted security, and periodically evaluated for impairment based on ultimate recovery of par value. At December 31, 2019 and December 31, 2018, the Company held $3,517,000 and $3,027,000, respectively of FHLB stock. On the consolidated balance sheet, FHLB stock is included in accrued interest receivable and other assets.

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

As of December 31, 2019, and 2018 the Company had $2.2 million and $614 thousand, respectively in government guaranteed loans held for sale. Loans held for sale are recorded at the lower of cost or fair value and therefore may be reported at fair value on a non-recurring basis. The fair values for loans held for sale are based on either observable transactions of similar instruments or formally committed loan sale prices.

Government guaranteed loans with unpaid balances of $116,421,000 and $122,379,000 were being serviced for others at December 31, 2019 and 2018, respectively.

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

The Company may not "carry over" or create a valuation allowance in the initial accounting for loans acquired under these circumstances. At December 31, 2019 and 2018, there were no such loans being accounted for under this policy.

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

The Company also maintains a separate allowance for off-balance-sheet commitments. Management estimates anticipated losses using historical data and utilization assumptions. The allowance for these commitments totaled $250,000 at  December 31, 2019 and 2018 and is included in accrued interest payable and other liabilities in the consolidated balance sheet.

PLUMAS BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Other Real Estate

Other real estate owned relates to real estate acquired in full or partial settlement of loan obligations, which was $707,000 ($824,000 less a valuation allowance of $117,000) at December 31, 2019 and $1,170,000 ($2,451,000 less a valuation allowance of $1,281,000) at December 31, 2018. Of these amounts $0 at December 31, 2019 and $368,000 at December 31, 2018 represent foreclosed residential real estate property. There was one consumer mortgage loan with a balance of $53,000 secured by a residential real estate property for which formal foreclosure proceedings were in process at December 31, 2019 and one consumer mortgage loan with a balance of $90,000 secured by a residential real estate property for which formal foreclosure proceedings were in process at December 31, 2018.    Proceeds from sales of other real estate owned totaled $698,000, $723,000 and $689,000 for the years ended December 31, 2019, 2018 and 2017, respectively. For the years ended December 31, 2019, 2018 and 2017 the Company recorded gains on sale of other real estate owned of $275,000, $47,000 and $130,000, respectively. Other real estate owned is initially recorded at fair value less cost to sell when acquired, any excess of the Bank's recorded investment in the loan balance and accrued interest income over the estimated fair value of the property less costs to sell is charged against the allowance for loan losses. A valuation allowance for losses on other real estate is maintained to provide for temporary declines in value. The allowance is established through a provision for losses on other real estate which is included in other expenses. Subsequent gains or losses on sales or write-downs resulting from permanent impairment are also recorded in other expenses as incurred.

The following table provides a summary of the change in the OREO balance for the years ended December 31, 2019 and 2018:

	Year Ended December 31,
	2019	2018
Beginning balance	$1,170,000	$1,344,000
Additions	-	656,000
Dispositions	(423,000)	(675,000)
Write-downs	(40,000)	(155,000)
Ending balance	$707,000	$1,170,000

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

Aggregate amortization expense was $263,000, $27,000, and $6,000 for 2019, 2018 and 2017.

The gross carrying amount of intangible assets and accumulated amortization was:

	2019		2018
	Gross Carrying	Accumulated	Gross Carrying	Accumulated
	Amount	Amortization	Amount	Amortization
Core deposit intangibles	$1,226,000	$305,000	$1,226,000	$42,000

Estimated amortization expense for each of the next five years is $198,000, $161,000, $132,000, $108,000 and $89,000.

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

Interest expense and penalties associated with unrecognized tax benefits, if any, are classified as income tax expense in the consolidated income statement. There have been no significant changes to unrecognized tax benefits or accrued interest and penalties for the years ended December 31, 2019 and 2018.

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

Comprehensive Income

Comprehensive income consists of net income and other comprehensive income. Other comprehensive income includes unrealized gains and losses on securities available for sale which are also recognized as separate components of equity. The amount reclassified out of other accumulated comprehensive income relating to realized gains (losses) on securities available for sale was $114,000, ($8,000) and ($158,000) for 2019, 2018 and 2017, with the related tax effect of $34,000, ($2,000) and ($65,000), respectively.

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

Stock-Based Compensation

Compensation expense related to the Company’s Stock Option Plans, net of related tax benefit, recorded in 2019, 2018 and 2017 totaled $208,000, $185,000 and $141,000 or $0.04, $0.04 and $0.03 per diluted share, respectively. Compensation expense is recognized over the vesting period on a straight-line accounting basis.

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

During 2019 and 2018 the Company granted options to purchase 132,000 and 76,000 shares of common stock, respectively. The fair value of each option was estimated on the date of grant using the following assumptions.

	2019	2018
Expected life of stock options (in years)	5.1	5.1
Risk free interest rate	1.57%	2.38%
Daily Volatility	1.59%	1.92%
Dividend yields	1.59%	1.39%
Weighted-average fair value of options granted during the year	$4.44	$6.54

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

Fair Value of Financial Instruments

The carrying amounts and estimated fair values of financial instruments, at December 31, 2019 are as follows:

		Fair Value Measurements at December 31, 2019 Using:
					Total Fair
	Carrying Value	Level 1	Level 2	Level 3	Value
Financial assets:
Cash and cash equivalents	$46,942,000	$46,942,000			$46,942,000
Investment securities	159,320,000		$159,320,000		159,320,000
Loans, net	616,036,000			$626,795,000	626,795,000
FHLB stock	3,517,000				N/A
Accrued interest receivable	3,398,000	15,000	574,000	2,809,000	3,398,000
Financial liabilities:
Deposits	747,324,000	709,130,000	38,202,000		747,332,000
Repurchase agreements	16,013,000		16,013,000		16,013,000
Junior subordinated deferrable interest debentures	10,310,000			7,661,000	7,661,000
Accrued interest payable	96,000	13,000	60,000	23,000	96,000

The carrying amounts and estimated fair values of financial instruments, at December 31, 2018 are as follows:

		Fair Value Measurements at December 31, 2018 Using:
					Total Fair
	Carrying Value	Level 1	Level 2	Level 3	Value
Financial assets:
Cash and cash equivalents	$46,686,000	$46,686,000			$46,686,000
Investment securities	171,507,000		$171,507,000		171,507,000
Loans, net	562,498,000			$580,396,000	580,396,000
FHLB stock	3,027,000				N/A
Accrued interest receivable	3,345,000	22,000	685,000	2,638,000	3,345,000
Financial liabilities:
Deposits	726,565,000	669,599,000	57,050,000		726,649,000
Repurchase agreements	13,058,000		13,058,000		13,058,000
Junior subordinated deferrable interest debentures	10,310,000			8,092,000	8,092,000
Accrued interest payable	88,000	11,000	52,000	25,000	88,000

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

Fair Value of Financial Instruments (continued)

The following tables present information about the Company’s assets and liabilities measured at fair value on a recurring and non-recurring basis as of December 31, 2019 and December 31, 2018, and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value:

Assets and liabilities measured at fair value on a recurring basis at December 31, 2019 are summarized below:

		Fair Value Measurements at
		December 31, 2019 Using
		Quoted
		Prices in
		Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
	Total Fair	Assets	Inputs	Inputs
	Value	(Level 1)	(Level 2)	(Level 3)
Assets:
U.S. Government-sponsored agencies collateralized by mortgage obligations-residential	$125,678,000	$-	$125,678,000	$-
Obligations of states and political subdivisions	33,642,000		33,642,000
	$159,320,000	$-	$159,320,000	$-

Assets and liabilities measured at fair value on a recurring basis at December 31, 2018 are summarized below:

		Fair Value Measurements at
		December 31, 2018 Using
		Quoted
		Prices in
		Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
	Total Fair	Assets	Inputs	Inputs
	Value	(Level 1)	(Level 2)	(Level 3)
Assets:
U.S. Government-sponsored agencies collateralized by mortgage obligations-residential	$132,678,000	$-	$132,678,000	$-
Obligations of states and political subdivisions	38,829,000		38,829,000
	$171,507,000	$-	$171,507,000	$-

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

Assets and liabilities measured at fair value on a non-recurring basis at December 31, 2019 are summarized below:

		Fair Value Measurements at December 31, 2019 Using
		Quoted
		Prices in
		Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
	Total	Assets	Inputs	Inputs	Total
	Fair Value	(Level 1)	(Level 2)	(Level 3)	Losses
Assets:
Impaired loans:
Real estate - commercial	$130,000	$-	$-	$130,000	$(121,000)
Total impaired loans	130,000	-	-	130,000	(121,000)
Other real estate:
Real estate – commercial	$347,000	-	-	$347,000	-
Real estate – construction and land development	360,000	-	-	360,000	-
Total other real estate	707,000	-	-	707,000	$-
Total	$837,000	$-	$-	$837,000	$(121,000)

 Assets and liabilities measured at fair value on a non-recurring basis at December 31, 2018 are summarized below:

		Fair Value Measurements at December 31, 2018 Using
		Quoted
		Prices in
		Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
	Total	Assets	Inputs	Inputs	Total
	Fair Value	(Level 1)	(Level 2)	(Level 3)	Losses
Assets:
Other real estate:
Real estate – residential	$368,000	$-	$-	$368,000	$-
Real estate – commercial	347,000	-	-	347,000	-
Real estate – construction and land development	455,000	-	-	455,000	(117,000)
Total	$1,170,000	$-	$-	$1,170,000	$(117,000)

PLUMAS BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

3.	FAIR VALUE MEASUREMENTS (Continued)

The Company has no liabilities which are reported at fair value.

The following methods were used to estimate fair value.

Collateral-Dependent Impaired Loans: The Bank does not record loans at fair value on a recurring basis. However, from time to time, fair value adjustments are recorded on these loans to reflect partial write-downs, through charge-offs or specific reserve allowances, that are based on fair value estimates of the underlying collateral. The fair value estimates for collateral-dependent impaired loans are generally based on recent real estate appraisals or broker opinions, obtained from independent third parties, which are frequently adjusted by management to reflect current conditions and estimated selling costs (Level 3).   Net losses of $121,000 and $0 represent impairment charges recognized during the years ended December 31, 2019 and 2018, respectively, related to the above impaired loans.

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

The following table presents quantitative information about Level 3 fair value measurements for financial instruments measured at fair value on a non-recurring basis at December 31, 2019 and 2018 (dollars in thousands):

					Range		Range
	Fair Value	Fair Value	Valuation		(Weighted Average)		(Weighted Average)
Description	12/31/2019	12/31/2018	Technique	Significant Unobservable Input	12/31/2019		12/31/2018
Impaired Loans:

RE – Commercial	$130	$-	Third Party appraisals	Management Adjustments to Reflect Current Conditions and Selling Costs	10%	(10%)	N/A

Other Real Estate:

RE – Residential	$-	$368	Third Party appraisals	Management Adjustments to Reflect Current Conditions and Selling Costs	N/A		10% -34	(16%)

RE – Commercial	$347	$347	Third Party appraisals	Management Adjustments to Reflect Current Conditions and Selling Costs	16% - 17%	(16%)	16% - 17	(16%)

Construction and Land	$360	$455	Third Party appraisals	Management Adjustments to Reflect Current Conditions and Selling Costs	10%	(10%)	10% - 51	(24%)

PLUMAS BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

4.	INVESTMENT SECURITIES

The amortized cost and estimated fair value of investment securities at December 31, 2019 and 2018 consisted of the following:

Available-for-Sale	2019
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Debt securities:
U.S. Government-sponsored agencies collateralized by mortgage obligations-residential	$123,940,000	$1,924,000	$(186,000)	$125,678,000
Obligations of states and political subdivisions	32,470,000	1,201,000	(29,000)	33,642,000
	$156,410,000	$3,125,000	$(215,000)	$159,320,000

Unrealized gain on available-for-sale investment securities totaling $2,910,000 were recorded, net of $861,000 in tax expense, as accumulated other comprehensive loss within shareholders' equity at December 31, 2019. During the year ended December 31, 2019 the Company sold fifty-five available-for-sale investment securities for total proceeds of $19,668,000 recording a $114,000 gain on sale. The Company realized a gain on sale from twenty-eight of these securities totaling $164,000 and a loss on sale on twenty-seven securities of $50,000.

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

Unrealized loss on available-for-sale investment securities totaling $2,863,000 were recorded, net of $846,000 in tax benefits, as accumulated other comprehensive loss within shareholders' equity at December 31, 2018. During the year ended December 31, 2018 the Company sold eighteen available-for-sale investment securities for total proceeds of $4,157,000 recording a $8,000 loss on sale. he Company realized a gain on sale from eight of these securities totaling $4,000 and a loss on sale on ten securities of $12,000.

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

Investment securities with unrealized losses at December 31, 2019 are summarized and classified according to the duration of the loss period as follows:

December 31, 2019
	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
Debt securities:
U.S. Government agencies collateralized by mortgage obligations-residential	$10,319,000	$31,000	$19,733,000	$155,000	$30,052,000	$186,000
Obligations of states and political subdivisions	2,965,000	29,000	-	-	2,965,000	29,000
	$13,284,000	$60,000	$19,733,000	$155,000	$33,017,000	$215,000

PLUMAS BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

4.	INVESTMENT SECURITIES (Continued)

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

At December 31, 2019, the Company held 185 securities of which 42 were in a loss position. Of the securities in a loss position, 19 were in a loss position for less than twelve months. Of the 185 securities 96 are U.S. Government-sponsored agencies collateralized by residential mortgage obligations and 89 were obligations of states and political subdivisions. The unrealized losses relate principally to market rate conditions. All of the securities continue to pay as scheduled. When analyzing an issuer’s financial condition, management considers the length of time and extent to which the market value has been less than cost; the historical and implied volatility of the security; the financial condition of the issuer of the security; and the Company’s intent and ability to hold the security to recovery. As of December 31, 2019, management does not have the intent to sell these securities nor does it believe it is more likely than not that it will be required to sell these securities before the recovery of its amortized cost basis. Based on the Company’s evaluation of the above and other relevant factors, the Company does not believe the securities that are in an unrealized loss position as of December 31, 2019 are other than temporarily impaired.

The amortized cost and estimated fair value of investment securities at December 31, 2019 by contractual maturity are shown below. Expected maturities will differ from contractual maturities because the issuers of the securities may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized	Estimated Fair
	Cost	Value
After one year through five years	$3,142,000	$3,243,000
After five years through ten years	6,178,000	6,370,000
After ten years	23,150,000	24,029,000
Investment securities not due at a single maturity date:
Government-sponsored mortgage-backed securities	123,940,000	125,678,000
	$156,410,000	$159,320,000

Investment securities with amortized costs totaling $83,596,000 and $92,166,000 and estimated fair values totaling $84,625,000 and $90,122,000 at December 31, 2019 and 2018, respectively, were pledged to secure deposits and repurchase agreements.

There were no transfers of available-for-sale investment securities during the years ended December 31, 2019, 2018 or 2017. There were no securities classified as held-to-maturity at December 31, 2019 or December 31, 2018.

The Company adopted ASU No. 2016-01, Financial Instruments–Overall: Recognition and Measurement of Financial Assets and Financial Liabilities on January 1, 2018 and recorded a $209,000 gain related to adjusting the carrying value of equity securities without a readily determinable fair market to $662,000 in accordance with this standard.

PLUMAS BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

5.	LOANS AND THE ALLOWANCE FOR LOAN LOSSES

Outstanding loans are summarized below:

	December 31,
	2019	2018
Commercial	$47,892,000	$49,563,000
Agricultural	78,785,000	69,160,000
Real estate – residential	14,530,000	15,900,000
Real estate – commercial	316,986,000	271,710,000
Real estate – construction & land development	31,181,000	40,161,000
Equity lines of credit	35,471,000	38,490,000
Auto	90,310,000	77,135,000
Other	4,563,000	4,080,000
	619,718,000	566,199,000
Deferred loan costs, net	3,561,000	3,257,000
Allowance for loan losses	(7,243,000)	(6,958,000)
Loans, net	$616,036,000	$562,498,000

Changes in the allowance for loan losses were as follows:

	Year Ended December 31,
	2019	2018
Balance, beginning of year	$6,958,000	$6,669,000
Provision charged to operations	1,500,000	1,000,000
Losses charged to allowance	(1,521,000)	(1,191,000)
Recoveries	306,000	480,000
Balance, end of year	$7,243,000	$6,958,000

The recorded investment in impaired loans totaled $2,244,000 and $1,275,000 at December 31, 2019 and 2018, respectively. The Company had specific allowances for loan losses of $154,000 on impaired loans of $539,000 at December 31, 2019 as compared to specific allowances for loan losses of $181,000 on impaired loans of $424,000 at December 31, 2018. The balance of impaired loans in which no specific reserves were required totaled $1,705,000 and $851,000 at December 31, 2019 and 2018, respectively. The average recorded investment in impaired loans for the years ended December 31, 2019, 2018 and 2017 was $1,777,000 and $1,160,000, respectively. The Company recognized $62,000, $71,000 and $73,000 in interest income on impaired loans during the years ended December 31, 2019, 2018 and 2017, respectively.

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

The carrying value of troubled debt restructurings at December 31, 2019 and December 31, 2018 was $1,016,000 and $1,080,000, respectively. The Company has allocated $33,000 and $53,000 of specific reserves on loans to customers whose loan terms have been modified in troubled debt restructurings as of December 31, 2019 and December 31, 2018, respectively. The Company has not committed to lend additional amounts on loans classified as troubled debt restructurings at December 31, 2019 and December 31, 2018.

There were no new troubled debt restructurings during the twelve months ending December 31, 2019 and 2018.

There were no troubled debt restructurings for which there was a payment default within twelve months following the modification during the twelve months ended December 31, 2019 and 2018.

At December 31, 2019 and 2018, nonaccrual loans totaled $2,050,000 and $1,117,000, respectively. Interest foregone on nonaccrual loans totaled $158,000, $46,000 and $50,000 for the twelve months ended December 31, 2019, 2018 and 2017, respectively.  There were no loans past due 90 days or more and on accrual status at December 31, 2019 and December 31, 2018.  No interest was recognized on nonaccrual loans accounted for on a cash basis during the years ended December 31, 2019, 2018 and 2017.

Salaries and employee benefits totaling $2,294,000, $2,520,000 and $1,789,000 have been deferred as loan origination costs during the years ended December 31, 2019, 2018 and 2017, respectively.

PLUMAS BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

5.	LOANS AND THE ALLOWANCE FOR LOAN LOSSES (Continued)

The following tables show the loan portfolio allocated by management's internal risk ratings at the dates indicated, in thousands:

December 31, 2019	Commercial Credit Exposure
	Credit Risk Profile by Internally Assigned Grade
			Real	Real	Real
			Estate-	Estate-	Estate-	Equity
	Commercial	Agricultural	Residential	Commercial	Construction	LOC	Total
Grade:
Pass	$47,334	$76,620	$14,253	$309,785	$31,097	$34,855	$513,944
Special Mention	478	2,165	-	4,954	-	-	7,597
Substandard	80	-	277	2,247	84	616	3,304
Doubtful	-	-	-	-	-	-	-
Total	$47,892	$78,785	$14,530	$316,986	$31,181	$35,471	$524,845

December 31, 2018	Commercial Credit Exposure
	Credit Risk Profile by Internally Assigned Grade
			Real	Real	Real
			Estate-	Estate-	Estate-	Equity
	Commercial	Agricultural	Residential	Commercial	Construction	LOC	Total
Grade:
Pass	$48,905	$68,910	$15,621	$268,159	$40,069	$38,304	$479,968
Special Mention	481	250	124	3,420	-	-	4,275
Substandard	177	-	155	131	92	186	741
Doubtful	-	-	-	-	-	-	-
Total	$49,563	$69,160	$15,900	$271,710	$40,161	$38,490	$484,984

	Consumer Credit Exposure			Consumer Credit Exposure
	Credit Risk Profile			Credit Risk Profile
	Based on Payment Activity			Based on Payment Activity
	December 31, 2019			December 31, 2018
	Auto	Other	Total	Auto	Other	Total
Grade:
Performing	$90,128	$4,559	$94,687	$76,734	$4,071	$80,805
Non-performing	182	4	186	401	9	410
Total	$90,310	$4,563	$94,873	$77,135	$4,080	$81,215

PLUMAS BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

5.	LOANS AND THE ALLOWANCE FOR LOAN LOSSES (Continued)

The following tables show the allocation of the allowance for loan losses at the dates indicated, in thousands:

	Commercial	Agricultural	Real Estate Residential	Real Estate Commercial	Real Estate Construction	Equity LOC	Auto	Other	Total
Year ended 12/31/19:
Allowance for Loan Losses
Beginning balance	$914	$538	$214	$2,686	$758	$464	$1,289	$95	$6,958
Charge-offs	(587)	-	-	-	-	(6)	(867)	(61)	(1,521)
Recoveries	26	-	3	4	-	5	258	10	306
Provision	264	115	(54)	736	(277)	(70)	729	57	1,500
Ending balance	$617	$653	$163	$3,426	$481	$393	$1,409	$101	$7,243

Year ended 12/31/18:
Allowance for Loan Losses
Beginning balance	$725	$623	$231	$2,729	$783	$533	$946	$99	$6,669
Charge-offs	(325)	-	(25)	-	-	-	(801)	(40)	(1,191)
Recoveries	83	-	93	21	3	5	256	19	480
Provision	431	(85)	(85)	(64)	(28)	(74)	888	17	1,000
Ending balance	$914	$538	$214	$2,686	$758	$464	$1,289	$95	$6,958

Year ended 12/31/17:
Allowance for Loan Losses
Beginning balance	$655	$466	$280	$2,740	$927	$575	$815	$91	$6,549
Charge-offs	(202)	-	-	(48)	-	(121)	(450)	(58)	(879)
Recoveries	89	-	3	115	-	4	173	15	399
Provision	183	157	(52)	(78)	(144)	75	408	51	600
Ending balance	$725	$623	$231	$2,729	$783	$533	$946	$99	$6,669

December 31, 2019:
Allowance for Loan Losses
Ending balance: individually evaluated for impairment	$-	$-	$28	$121	$5	$-	$-	$-	$154
Ending balance: collectively evaluated for impairment	617	653	135	3,305	476	393	1,409	101	7,089
Ending balance	$617	$653	$163	$3,426	$481	$393	$1,409	$101	$7,243
Loans
Ending balance: individually evaluated for impairment	$25	$248	$612	$815	$110	$434	$-	$-	$2,244
Ending balance: collectively evaluated for impairment	47,867	78,537	13,918	316,171	31,071	35,037	90,310	4,563	617,474
Ending balance	$47,892	$78,785	$14,530	$316,986	$31,181	$35,471	$90,310	$4,563	$619,718

December 31, 2018:
Allowance for Loan Losses
Ending balance: individually evaluated for impairment	$128	$-	$41	$-	$12	$-	$-	$-	$181
Ending balance: collectively evaluated for impairment	786	538	173	2,686	746	464	1,289	95	6,777
Ending balance	$914	$538	$214	$2,686	$758	$464	$1,289	$95	$6,958
Loans
Ending balance: individually evaluated for impairment	$128	$250	$649	131	$117	$-	$-	$-	$1,275
Ending balance: collectively evaluated for impairment	49,435	68,910	15,251	271,579	40,044	38,490	77,135	4,080	564,924
Ending balance	$49,563	$69,160	$15,900	$271,710	$40,161	$38,490	$77,135	$4,080	$566,199

PLUMAS BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

5.	LOANS AND THE ALLOWANCE FOR LOAN LOSSES (Continued)

The following tables show an aging analysis of the loan portfolio by the time past due, in thousands:

December 31, 2019				Total Past Due
	30-89 Days	90 Days and		and
	Past Due	Still Accruing	Nonaccrual	Nonaccrual	Current	Total

Commercial	$333	$-	$58	$391	$47,501	$47,892
Agricultural	199	-	-	199	78,586	78,785
Real estate - residential		-	277	277	14,253	14,530
Real estate - commercial	1,467	-	830	2,297	314,689	316,986
Real estate – construction & land	-	-	83	83	31,098	31,181
Equity Lines of Credit	288	-	616	904	34,567	35,471
Auto	1,281	-	182	1,463	88,847	90,310
Other	87	-	4	91	4,472	4,563
Total	$3,655	$-	$2,050	$5,705	$614,013	$619,718

December 31, 2018				Total Past Due
	30-89 Days	90 Days and		and
	Past Due	Still Accruing	Nonaccrual	Nonaccrual	Current	Total

Commercial	$11	$-	$144	$155	$49,408	$49,563
Agricultural	-	-	-	-	69,160	69,160
Real estate - residential	154	-	155	309	15,591	15,900
Real estate - commercial	-	-	131	131	271,579	271,710
Real estate – construction & land	-	-	92	92	40,069	40,161
Equity Lines of Credit	596	-	186	782	37,708	38,490
Auto	1,725	-	401	2,126	75,009	77,135
Other	85	-	8	93	3,987	4,080
Total	$2,571	$-	$1,117	$3,688	$562,511	$566,199

The following tables show information related to impaired loans at the dates indicated, in thousands:

		Unpaid		Average	Interest
	Recorded	Principal	Related	Recorded	Income
As of December 31, 2019:	Investment	Balance	Allowance	Investment	Recognized

With no related allowance recorded:
Commercial	$25	$85	$-	$23	$-
Agricultural	248	248	-	249	19
Real estate – residential	435	447	-	385	29
Real estate – commercial	563	614	-	476	-
Real estate – construction & land	-	-	-	-	-
Equity Lines of Credit	434	457	-	213	-
Auto	-	-	-	-	-
Other	-	-	-	-	-
With an allowance recorded:
Commercial	$-	$-	$-	$-	$-
Agricultural	-	-	-	-	-
Real estate – residential	177	177	28	178	7
Real estate – commercial	252	261	121	139	-
Real estate – construction & land	110	110	5	114	7
Equity Lines of Credit	-	-	-	-	-
Auto	-	-	-	-	-
Other	-	-	-	-	-
Total:
Commercial	$25	$85	$-	$23	$-
Agricultural	248	248	-	249	19
Real estate – residential	612	624	28	563	36
Real estate – commercial	815	875	121	615	-
Real estate – construction & land	110	110	5	114	7
Equity Lines of Credit	434	457	-	213	-
Auto	-	-	-	-	-
Other	-	-	-	-	-
Total	$2,244	$2,399	$154	$1,777	$62

PLUMAS BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

5.	LOANS AND THE ALLOWANCE FOR LOAN LOSSES (Continued)

The following tables show information related to impaired loans at the dates indicated, in thousands:

		Unpaid		Average	Interest
	Recorded	Principal	Related	Recorded	Income
As of December 31, 2018:	Investment	Balance	Allowance	Investment	Recognized

With no related allowance recorded:
Commercial	$-	$-	$-	$-	$-
Agricultural	250	250	-	252	19
Real estate – residential	470	481	-	470	38
Real estate – commercial	131	144	-	136	-
Real estate – construction & land	-	-	-	-	-
Equity Lines of Credit	-	-	-	-	-
Auto	-	-	-	-	-
Other	-	-	-	-	-
With an allowance recorded:
Commercial	$128	$128	$128	$1	$-
Agricultural	-	-	-	-	-
Real estate – residential	179	179	41	181	7
Real estate – commercial	-	-	-	-	-
Real estate – construction & land	117	117	12	120	7
Equity Lines of Credit	-	-	-	-	-
Auto	-	-	-	-	-
Other	-	-	-	-	-
Total:
Commercial	$128	$128	$128	$1	$-
Agricultural	250	250	-	252	19
Real estate – residential	649	660	41	651	45
Real estate – commercial	131	144	-	136	-
Real estate – construction & land	117	117	12	120	7
Equity Lines of Credit	-	-	-	-	-
Auto	-	-	-	-	-
Other	-	-	-	-	-
Total	$1,275	$1,299	$181	$1,160	$71

		Unpaid		Average	Interest
	Recorded	Principal	Related	Recorded	Income
As of December 31, 2017:	Investment	Balance	Allowance	Investment	Recognized

With no related allowance recorded:
Commercial	$-	$-	$-	$-	$-
Agricultural	253	253	-	255	19
Real estate – residential	697	708	-	548	38
Real estate – commercial	287	287	-	184	-
Real estate – construction & land	-	-	-	-	-
Equity Lines of Credit	162	162	-	180	-
Auto	377	377	-	144	-
Other	19	19	-	1	-
With an allowance recorded:
Commercial	$14	$14	$2	$15	$1
Agricultural	-	-	-	-	-
Real estate – residential	237	237	48	203	7
Real estate – commercial	-	-	-	-	-
Real estate – construction & land	224	224	32	230	8
Equity Lines of Credit	-	-	-	-	-
Auto	-	-	-	-	-
Other	-	-	-	-	-
Total:
Commercial	$14	$14	$2	$15	$1
Agricultural	253	253	-	255	19
Real estate – residential	934	945	48	751	45
Real estate – commercial	287	287	-	184	-
Real estate – construction & land	224	224	32	230	8
Equity Lines of Credit	162	162	-	180	-
Auto	377	377	-	144	-
Other	19	19	-	1	-
Total	$2,270	$2,281	$82	$1,760	$73

PLUMAS BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

6.	PREMISES AND EQUIPMENT

Premises and equipment consisted of the following:

	December 31,
	2019	2018

Land	$4,179,000	$4,179,000
Premises	18,879,000	18,747,000
Furniture, equipment and leasehold improvements	7,896,000	6,895,000
Total	30,954,000	29,821,000
Less accumulated depreciation and amortization	(16,325,000)	(15,534,000)
Premises and equipment, net	$14,629,000	$14,287,000

Depreciation and amortization included in occupancy and equipment expense totaled $1,055,000, $925,000 and $953,000 for the years ended December 31, 2019, 2018 and 2017, respectively.

7.	DEPOSITS

Interest-bearing deposits consisted of the following:

	December 31,
	2019	2018

Interest-bearing demand deposits	$102,724,000	$105,107,000
Money market	90,853,000	82,743,000
Savings	183,934,000	177,710,000
Time, $250,000 or more	3,447,000	5,755,000
Other time	34,747,000	51,211,000
Interest-bearing deposits	$415,705,000	$422,526,000

At December 31, 2019, the scheduled maturities of time deposits were as follows:

Year Ending
December 31,

2020	$29,451,000
2021	4,994,000
2022	1,830,000
2023	1,554,000
2024	358,000
thereafter	7,000.00
$38,194,000

Deposit overdrafts reclassified as loan balances were $398,000 and $512,000 at December 31, 2019 and 2018, respectively.

PLUMAS BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

8.	SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE

Securities sold under agreements to repurchase totaling $16,013,000 and $13,058,000 at December 31, 2019 and 2018, respectively are secured by U.S. Government agency securities with a carrying amount of $22,033,000 and $21,764,000 at December 31, 2019 and 2018, respectively.

Securities sold under agreements to repurchase are financing arrangements that mature within two years. At maturity, the securities underlying the agreements are returned to the Company. Information concerning securities sold under agreements to repurchase during 2019 and 2018 is summarized as follows:

	2019	2018
Average daily balance during the year	$11,485,000	$9,123,000
Average interest rate during the year	0.11%	0.09%
Maximum month-end balance during the year	$16,013,000	$13,706,000
Weighted average interest rate at year-end	0.12%	0.11%

9.	BORROWING ARRANGEMENTS

The Company is a member of the FHLB and can borrow up to $229,464,000 from the FHLB secured by commercial and residential mortgage loans with carrying values totaling $367,188,000. The Company is required to hold FHLB stock as a condition of membership. At December 31, 2019 and December 31, 2018, the Company held $3,517,000 and $3,027,000, respectively of FHLB stock which is recorded as a component of other assets. Based on this level of stock holdings at December 31, 2019, the Company can borrow up to $130,241,000. To borrow the $229,464,000 in available credit the Company would need to purchase $2,679,000 in additional FHLB stock. In addition to its FHLB borrowing line, the Company has unsecured short-term borrowing agreements with three of its correspondent banks in the amounts of $20 million, $11 million and $10 million. There were no outstanding borrowings to the FHLB or the correspondent banks under these agreements at December 31, 2019 and 2018.

       On October 1, 2019 the Company renewed its line of credit, for a one-year term, with the same lender (the “Note”). The maximum amount outstanding at any one time on the Note cannot exceed $5 million. There were no borrowings on the Note during the years ended December 31, 2019 and 2018. The Note bears interest at a rate of the U.S. "Prime Rate" plus one-quarter percent per annum and is secured by 100 shares of Plumas Bank stock representing the Company's 100% ownership interest in Plumas Bank. Under the Note, the Bank is subject to several negative and affirmative covenants including, but not limited to providing timely financial information, maintaining specified levels of capital, restrictions on additional borrowings, and meeting or exceeding certain capital and asset quality ratios. The Bank was in compliance with all such covenants related to the Note at December 31, 2019 and December 31, 2018.

PLUMAS BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

10.	JUNIOR SUBORDINATED DEFERRABLE INTEREST DEBENTURES

Plumas Statutory Trust I and II are business trusts formed by the Company with capital of $349,000 and $179,000, respectively, for the sole purpose of issuing trust preferred securities fully and unconditionally guaranteed by the Company.

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

Trust I’s Subordinated Debentures mature on September 26, 2032, bear a current interest rate of 5.35% (based on 3-month LIBOR plus 3.40%), with repricing and payments due quarterly. Trust II’s Subordinated Debentures mature on September 28, 2035, bear a current interest rate of 3.37% (based on 3-month LIBOR plus 1.48%), with repricing and payments due quarterly. The Subordinated Debentures are redeemable by the Company, subject to receipt by the Company of prior approval from the Federal Reserve Board of Governors, on any quarterly anniversary date on or after the 5-year anniversary date of the issuance. The redemption price is par plus accrued and unpaid interest, except in the case of redemption under a special event which is defined in the debenture. The Trust Preferred Securities are subject to mandatory redemption to the extent of any early redemption of the Subordinated Debentures and upon maturity of the Subordinated Debentures on September 26, 2032 for Trust I and September 28, 2035 for Trust II.

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

Interest expense recognized by the Company for the years ended December 31, 2019, 2018 and 2017 related to the subordinated debentures was $531,000, $510,000 and $401,000, respectively.

PLUMAS BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

11.	COMMITMENTS AND CONTINGENCIES

Leases

The Company leases three lending offices, three branch offices, two administrative offices and two standalone ATM locations. Two of the branch office leases have options to renew. The exercise of lease renewal options is at our sole discretion; therefore, are not included in our Right of Use (ROU) assets and lease liabilities as they are not reasonably certain of exercise. We regularly evaluate the renewal options and when they are reasonably certain of exercise, we include the renewal period in our lease term. We have elected the practical expedient to exclude short-term leases from our ROU assets and lease liabilities. The two branch leases and two of the lending office leases are classified as operating leases while the remaining leases are all short-term leases.  The Company adopted ASU No. 2016-02 on January 1, 2019 and recorded $565,000 in ROU assets and lease liabilities on adoption.

As our leases do not provide an implicit rate, we use our incremental borrowing rate based on the information available at the lease commencement date in determining the present value of the lease payments. The Company’s weighted average incremental borrowing rate used in the calculation of the right-of-use assets and lease liabilities was estimated at 5%.

The following table presents a maturity analysis of the operating lease liability at December 31, 2019:

Maturities of
Lease Liabilities
Year ended December 31, 2020	$188,000
Year ended December 31, 2021	88,000
Year ended December 31, 2022	59,000
335,000
Less: Present value discount	(18,000)
Lease Liability December 31, 2019	$317,000

The weighted-average remaining lease term is 2.1 years.

Total lease costs for the year ended December 31, 2019 was $465,000 consisting of $308,000 related to operating leases, $114,000 related to short-term leases and variable lease expense of $43,000. Including variable lease expense, total rent expense for the years ended December 31, 2018 and 2017, prior to the adoption of ASU 2016-02, were $379,000 and $348,000, respectively.  Cash paid on operating leases was $308,000 for the year ended December 31, 2019.

The following table presents future minimum rental payments under leases with terms in excess of one year as of December 31, 2018 presented in accordance with ASC Topic 840, “Leases”:

Year Ending December 31,
2019	$248,000
2020	163,000
2021	63,000
2022	59,000
2023	-
$533,000

Rental expense included in occupancy and equipment expense totaled $422,000, $340,000 and $308,000 for the years ended December 31, 2019, 2018 and 2017, respectively.

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

The following financial instruments represent off-balance-sheet credit risk:

	December 31,
	2019	2018
Commitments to extend credit	$111,352,000	$126,885,000
Letters of credit	$126,000	$417,000

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

Letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loans to customers. The fair value of the liability related to these letters of credit, which represents the fees received for issuing the guarantees, was not significant at December 31, 2019 and 2018. The Company recognizes these fees as revenues over the term of the commitment or when the commitment is used.

At December 31, 2019, consumer loan commitments represent approximately 9% of total commitments and are generally unsecured. Commercial and agricultural loan commitments represent approximately 44% of total commitments and are generally secured by various assets of the borrower. Real estate loan commitments, including consumer home equity lines of credit, represent the remaining 47% of total commitments and are generally secured by property with a loan-to-value ratio not to exceed 80%. In addition, the majority of the Company’s commitments have variable interest rates.

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

Dividends from the Bank to the Company are restricted under California law to the lesser of the Bank's retained earnings or the Bank's net income for the latest three fiscal years, less dividends previously declared during that period, or, with the approval of the DBO, to the greater of the retained earnings of the Bank, the net income of the Bank for its last fiscal year, or the net income of the Bank for its current fiscal year. As of December 31, 2019, the maximum amount available for dividend distribution under this restriction was approximately $30,278,000. In addition, the Company’s ability to pay dividends is subject to certain covenants contained in the indentures relating to the Trust Preferred Securities issued by the business trusts (see Note 10 for additional information related to the Trust Preferred Securities).

During the last three years semi-annual cash dividends were paid as follows: $0.14 per share on May 15, 2017 and November 15, 2017, $0.18 per share on May 15, 2018 and November 15, 2018 and $0.23 per share on May 15, 2019 and November 15, 2019.

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

	For the Year Ended December 31,
(In thousands, except per share data)	2019	2018	2017
Net Income:
Net income	$15,512	$13,992	$8,189
Earnings Per Share:
Basic earnings per share	$3.01	$2.74	$1.64
Diluted earnings per share	$2.97	$2.68	$1.58
Weighted Average Number of Shares Outstanding:
Basic shares	5,155	5,108	5,005
Diluted shares	5,228	5,219	5,185

Shares of common stock issuable under stock options and warrants for which the exercise prices were greater than the average market prices were not included in the computation of diluted earnings per share due to their antidilutive effect. Stock options and warrants not included in the computation of diluted earnings per share, due to shares not being in the-money and having an antidilutive effect, were 0, 71,100 and 0 for the years ended December 31, 2019, 2018 and 2017, respectively.

PLUMAS BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

12.	SHAREHOLDERS' EQUITY (Continued)

Stock Options

 In 2001, the Company established a Stock Option Plan for which no shares of common stock remain reserved for issuance to employees and directors and no shares are available for future grants as of December 31, 2019.

As of December 31, 2019, all remaining shares in this plan have vested and no compensation cost remains unrecognized.

A summary of the activity within the 2001 Plan follows:

			Weighted
			Average
		Weighted	Remaining
		Average	Contractual
		Exercise	Term in	Intrinsic
	Shares	Price	Years	Value

Options outstanding at January 1, 2017	81,893	$2.95
Options exercised	(35,600)	2.95
Options outstanding at December 31, 2017	46,293	2.95
Options exercised	(40,100)	2.95
Options outstanding at December 31, 2018	6,193	2.95
Options exercised	(6,193)	$2.95
Options outstanding at December 31, 2019	-
Options exercisable at December 31, 2019	-
Expected to vest after December 31, 2019	-

In May 2013, the Company established the 2013 Stock Option Plan for which 408,855 shares of common stock are reserved and 106,500 shares are available for future grants as of December 31, 2019. The 2013 Plan requires that the option price may not be less than the fair market value of the stock at the date the option is granted, and that the stock must be paid in full at the time the option is exercised. Payment in full for the option price must be made in cash, with Company common stock previously acquired by the optionee and held by the optionee for a period of at least six months, in options of the Optionee that are fully vested and exercisable or in any combination of the foregoing. The options expire on dates determined by the Board of Directors, but not later than ten years from the date of grant. During the year ended December 31, 2019, 132,000 options were granted and during the year ended December 31, 2018 76,000 options were granted. No options were granted during the year ended December 31, 2017.

As of December 31, 2019, there was $811,000 of total unrecognized compensation cost related to non-vested, share-based compensation arrangements granted under the 2013 Plan. That cost is expected to be recognized over a weighted average period of 3.4 years.

PLUMAS BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

12.	SHAREHOLDERS' EQUITY (Continued)

Stock Options (continued)

A summary of the activity within the 2013 Plan follows:

			Weighted
			Average
		Weighted	Remaining
		Average	Contractual
		Exercise	Term in	Intrinsic
	Shares	Price	Years	Value
Options outstanding at January 1, 2017	192,800	$7.60
Options cancelled	(7,200)	8.14
Options exercised	(25,000)	6.65
Options outstanding at December 31, 2017	160,600	7.72
Option granted	76,000	24.4
Options cancelled	(6,500)	20.55
Options exercised	(33,600)	7.19
Options outstanding at December 31, 2018	196,500	13.84
Option granted	132,000	21.45
Options cancelled	(2,400)	8.75
Options exercised	(23,715)	7.10
Options outstanding at December 31, 2019	302,385	$17.73	6.0	$2,615,630
Options exercisable at December 31, 2019	96,660	$10.87	3.9	$1,499,197
Expected to vest after December 31, 2019	182,293	$20.96	7.0	$988,884

The following information relates to the two plans.

Compensation cost related to stock options recognized in operating results under the plan was $224,000, $199,000 and $152,000 for the years ended December 31, 2019, 2018 and 2017, respectively. The associated future income tax benefit recognized was $16,000, $14,000, $11,000 for the years ended December 31, 2019, 2018 and 2017, respectively.

The total fair value of options vested was $197,000 and $150,000 for the years ended December 31, 2019 and 2018, respectively. The total intrinsic value of options at time of exercise was $545,000 and $1,504,000 for the years ended December 31, 2019 and 2018, respectively.

Cash received from option exercises for the years ended December 31, 2019, 2018 and 2017 was $144,000, $330,000 and $261,000, respectively. The tax benefit realized for the tax deductions from option exercise totaled $41,000, $134,000 and $112,000 for the years ended December 31, 2019, 2018 and 2017, respectively.

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

In July, 2013, the federal bank regulatory agencies adopted rules implementing the Basel Committee on Banking Supervision’s capital guidelines for U.S. banks, sometimes called “Basel III,” that increased the minimum regulatory capital requirements for bank holding companies and banks and implemented strict eligibility criteria for regulatory capital instruments. The Basel III capital rules include a minimum common equity Tier 1 ratio of 4.5%, a Tier 1 capital ratio of 6.0%, a total risk-based capital ratio of 8.0%, and a minimum leverage ratio of 4.0% (calculated as Tier 1 capital to average consolidated assets). The minimum capital levels required to be considered “well capitalized” include a common equity Tier 1 ratio of 6.5%, a Tier 1 risk-based capital ratio of 8.0%, a total risk-based capital ratio of 10.0%  and a leverage ratio of 5.0%.  In addition, the Basel III capital rules require that banking organizations maintain an “a capital conservation buffer” of 2.5% above the minimum capital requirements in order to avoid restrictions on their ability to pay dividends, repurchase stock or pay discretionary bonuses. Including the capital conservation buffer of 2.5%, the Basel III capital rules require the following minimum ratios for a bank holding company or bank to be considered well capitalized: a common equity Tier 1 capital ratio of 7.0%; a Tier 1 capital ratio of 8.5%, and a total capital ratio of 10.5%. At December 31, 2019, the Company’s and the Bank’s capital ratios exceed the thresholds necessary to be considered “well capitalized” under the Basel III framework.

Under the FRB’s Small Bank Holding Company and Savings and Loan Holding company Policy Statement (the “Policy Statement”), qualifying bank holding companies with less than $3 billion in consolidated assets are exempt from the consolidated capital rules. The Company qualifies for treatment under the Policy Statement and is not currently subject to the Basel III consolidated capital rules at the bank holding company level. The new capital rules continue to apply to the Bank.

In 2019, the federal banking agencies, including the FDIC, issued a rule establishing a “community bank leverage ratio” (the ratio of a bank’s tier 1 capital to average total consolidated assets) that qualifying institutions with less than $10 billion in assets may elect to use in lieu of the generally applicable leverage and risk-based capital requirements under Basel III. A qualifying banking organization that elects to use new ratio will be considered to have met all applicable federal regulatory capital and leverage requirements, including the minimum capital levels required to be considered “well capitalized, ” if it maintains community bank leverage ratio capital exceeding 9%.  The new rule became effective on January 1, 2020.  Our management is evaluating the new ratio but has not made a decision as to whether we will adopt it.

The following table sets forth the Bank's actual capital amounts and ratios (dollar amounts in thousands):

			Minimum Amount of Capital Required
					To be Well-Capitalized
			For Capital		Under Prompt
	Actual		Adequacy Purposes (1)		Corrective Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2019
Common Equity Tier 1 Ratio	$90,317	13.1%	$31,059	4.5%	$44,863	6.5%
Tier 1 Leverage Ratio	90,317	10.4%	34,897	4.0%	43,622	5.0%
Tier 1 Risk-Based Capital Ratio	90,317	13.1%	41,412	6.0%	55,216	8.0%
Total Risk-Based Capital Ratio	97,810	14.2%	55,216	8.0%	69,020	10.0%

December 31, 2018
Common Equity Tier 1 Ratio	$76,545	11.8%	$29,071	4.5%	$41,991	6.5%
Tier 1 Leverage Ratio	76,545	9.3%	32,765	4.0%	40,956	5.0%
Tier 1 Risk-Based Capital Ratio	76,545	11.8%	38,761	6.0%	51,681	8.0%
Total Risk-Based Capital Ratio	83,753	13.0%	51,681	8.0%	64,602	10.0%

     (1) – Does not include amounts required under the capital conservation buffer discussed above.

The current and projected capital positions of the Company and the Bank and the impact of capital plans and long- term strategies are reviewed regularly by management. The Company policy is to maintain the Bank’s ratios above the prescribed well-capitalized ratios at all times. Management believes that the Bank currently meets all its capital adequacy requirements.

PLUMAS BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

13.	OTHER EXPENSES

Other expenses consisted of the following:

	Year Ended December 31,
	2019	2018	2017
Outside service fees	$2,533	$2,376	$2,234
Professional fees	704	925	612
Telephone and data communications	520	528	561
Business development	490	439	389
Director compensation, education and retirement	443	267	336
Armored car and courier	403	329	278
Advertising and promotion	395	433	372
Amortization of Core Deposit Intangible	263	27	6
Loan collection costs	227	216	194
Stationery and supplies	112	118	118
Deposit insurance	65	237	248
OREO expenses	61	76	73
Provision from change in OREO valuation	40	155	124
Gain on sale of OREO	(275)	(47)	(130)
Other operating expense	509	662	351
Other non-interest expense	$6,490	$6,741	$5,766

14.	INCOME TAXES

The provision for income taxes for the years ended December 31, 2019, 2018 and 2017 consisted of the following:

2019	Federal	State	Total
Current	$3,941,000	$2,093,000	$6,034,000
Deferred	(128,000)	(38,000)	(166,000)
Provision for income taxes	$3,813,000	$2,055,000	$5,868,000

2018	Federal	State	Total
Current	3,124,000	1,650,000	4,774,000
Deferred	211,000	149,000	360,000
Provision for income taxes	$3,335,000	$1,799,000	$5,134,000

2017	Federal	State	Total
Current	$5,170,000	$1,643,000	$6,813,000
Deferred tax asset adjustment for enacted change in tax rate	$1,419,000	$-	$1,419,000
Deferred	(738,000)	(178,000)	(916,000)
Provision for income taxes	$5,851,000	$1,465,000	$7,316,000

Income tax expense for 2017 includes a downward adjustment of net deferred tax assets in the amount of $1,419,000, recorded as a result of the enactment of H.R.1 Tax Cuts and Jobs Act on December 22, 2017.  The Act reduced the corporate Federal tax rate from 34% to 21% effective January 1, 2018.

PLUMAS BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

14.	INCOME TAXES (Continued)

Deferred tax assets (liabilities) consisted of the following:

	December 31,
	2019	2018
Deferred tax assets:

Allowance for loan losses	$2,059,000	$1,978,000
Deferred compensation	1,031,000	1,047,000
OREO valuation allowance	68,000	385,000
Premises and equipment	418,000	349,000
Unrealized loss on available-for-sale investment securities	-	846,000
Other	919,000	719,000
Total deferred tax assets	4,495,000	5,324,000

Deferred tax liabilities:

Deferred loan costs	(1,424,000)	(1,587,000)
Unrealized gain on available-for-sale investment securities	(861,000)	-
Other	(204,000)	(202,000)
Total deferred tax liabilities	(2,489,000)	(1,789,000)
Net deferred tax assets	$2,006,000	$3,535,000

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

At December 31, 2019 total deferred tax assets were approximately $4,495,000 and total deferred tax liabilities were approximately $2,489,000 for a net deferred tax asset of $2,006,000. The Company’s deferred tax assets primarily relate timing differences in the tax deductibility of impairment charges on other real estate owned, deprecation on premises and equipment, the provision for loan losses and deferred compensation. Based upon our analysis of available evidence, management of the Company determined that it is "more likely than not" that all of our deferred income tax assets as of December 31, 2019 and 2018 will be fully realized and therefore no valuation allowance was recorded. On the consolidated balance sheet, net deferred tax assets are included in accrued interest receivable and other assets.

PLUMAS BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

14.	INCOME TAXES (Continued)

The provision for income taxes differs from amounts computed by applying the statutory Federal income tax rate to operating income before income taxes. The significant items comprising these differences consisted of the following:

	2019	2018	2017
Federal income tax, at statutory rate	21.0%	21.0%	34.0%
State franchise tax, net of Federal tax effect	7.6	7.4	6.2
Interest on obligations of states and political subdivisions	(0.9)	(0.9)	(1.5)
Net increase in cash surrender value of bank owned life insurance	(0.3)	(0.4)	(0.7)
Deferred tax Federal rate adjustment	-	-	9.2
Other	-	(0.3)	-
Effective tax rate	27.4%	26.8%	47.2%

The Company and its subsidiary file income tax returns in the U.S. federal and applicable state jurisdictions. The Company conducts all of its business activities in the states of California, Nevada and Oregon. There are currently no pending U.S. federal, state, and local income tax or non-U.S. income tax examinations by tax authorities.

With few exceptions, the Company is no longer subject to tax examinations by U.S. Federal taxing authorities for years ended before December 31, 2016, and by state and local taxing authorities for years ended before December 31, 2015.

The unrecognized tax benefits and changes therein and the interest and penalties accrued by the Company as of or during the years ended December 31, 2019 and 2018 were not significant. The Company does not expect the total amount of unrecognized tax benefits to significantly increase or decrease in the next twelve months.

15.	RELATED PARTY TRANSACTIONS

During the normal course of business, the Company enters into transactions with related parties, including executive officers and directors. The following is a summary of the aggregate activity involving related party borrowers during 2019:

Balance, January 1, 2019	$5,120,000
Disbursements	2,466,000
Amounts repaid	(361,000)
Balance, December 31, 2019	$7,225,000
Undisbursed commitments to related parties, December 31, 2019	$55,000

PLUMAS BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

16.	EMPLOYEE BENEFIT PLANS

Profit Sharing Plan

The Plumas Bank Profit Sharing Plan commenced April 1, 1988 and is available to employees meeting certain service requirements. Under the Plan, employees are able to defer a selected percentage of their annual compensation. Included under the Plan's investment options is the option to invest in Company stock. During 2019 the Company’s contribution consisted of a matching amount of 30% of the employee’s contribution up to a total of 3% of the employee’s compensation totaling $231,000. During 2018 and 2017, the Company’s contribution totaled $176,000 and $150,000, respectively consisting of a matching amount of 30% of the employee’s contribution up to a total of 2.4% of the employee’s compensation.

Salary Continuation and Retirement Agreements

Salary continuation and retirement agreements are in place for the Company’s president, three of its current executive vice presidents, five members of the Board of Directors as well as five former executives and four former directors. Under these agreements, the directors and executives will receive monthly payments for periods ranging from ten to fifteen years, after retirement. The estimated present value of these future benefits is accrued over the period from the effective dates of the agreements until the participants' expected retirement dates. The expense recognized under these plans for the years ended December 31, 2019, 2018 and 2017 totaled $334,000, $185,000 and $307,000, respectively. Accrued compensation payable under these plans totaled $3,625,000 and $3,682,000 at December 31, 2019 and 2018, respectively.

In connection with some of these agreements, the Bank purchased single premium life insurance policies with cash surrender values totaling $13,184,000 and $12,856,000 at December 31, 2019 and 2018, respectively. Income earned on these policies, net of expenses, totaled $328,000, $328,000 and $338,000 for the years ended December 31, 2019, 2018 and 2017, respectively.

PLUMAS BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

17.	PARENT ONLY CONDENSED FINANCIAL STATEMENTS

CONDENSED BALANCE SHEETS

December 31, 2019 and 2018

	2019	2018
ASSETS

Cash and cash equivalents	$510,000	$507,000
Investment in bank subsidiary	93,670,000	76,173,000
Other assets	658,000	602,000

Total assets	$94,838,000	$77,282,000

LIABILITIES AND SHAREHOLDERS' EQUITY
Other liabilities	$23,000	$40,000
Junior subordinated deferrable interest debentures	10,310,000	10,310,000

Total liabilities	10,333,000	10,350,000

Shareholders' equity:
Common stock	7,312,000	6,944,000
Retained earnings	75,144,000	62,005,000
Accumulated other comprehensive income (loss)	2,049,000	(2,017,000)

Total shareholders' equity	84,505,000	66,932,000

Total liabilities and shareholders' equity	$94,838,000	$77,282,000

CONDENSED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

For the Years Ended December 31, 2019, 2018 and 2017

	2019	2018	2017
Income:
Dividends declared by bank subsidiary	$2,800,000	$2,000,000	$4,000,000
Earnings from investment in Plumas
Statutory Trusts I and II	16,000	15,000	12,000

Total income	2,816,000	2,015,000	4,012,000

Expenses:
Interest on junior subordinated deferrable interest debentures	531,000	510,000	401,000
Interest on note payable	-	-	28,000
Other expenses	315,000	326,000	251,000

Total expenses	846,000	836,000	680,000

Income before equity in undistributed income of subsidiary	1,970,000	1,179,000	3,332,000

Equity in undistributed income of subsidiary	13,261,000	12,479,000	4,538,000

Income before income taxes	15,231,000	13,658,000	7,870,000
Income tax benefit	281,000	334,000	319,000
Net income	$15,512,000	$13,992,000	$8,189,000

Total comprehensive income	$19,578,000	$12,545,000	$8,685,000

PLUMAS BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

17.	PARENT ONLY CONDENSED FINANCIAL STATEMENTS (Continued)

CONDENSED STATEMENTS OF CASH FLOWS

For the Years Ended December 31, 2019, 2018 and 2017

	2019	2018	2017
Cash flows from operating activities:
Net income	$15,512,000	$13,992,000	$8,189,000
Adjustments to reconcile net income to net cash provided by operating activities:
Undistributed income of subsidiary	(13,261,000)	(12,479,000)	(4,538,000)
Stock-based compensation expense	54,000	47,000	37,000
(Increase) decrease in other assets	(56,000)	51,000	(76,000)
Decrease (increase) in other liabilities	(17,000)	25,000	2,000
Net cash provided by operating activities	2,232,000	1,636,000	3,614,000

Cash flows from financing activities:
Cash dividends paid on common stock	(2,373,000)	(1,842,000)	(1,398,000)
Payment on note payable	-	-	(2,375,000)
Proceeds from exercise of stock options	144,000	330,000	261,000
Net cash used in financing activities	(2,229,000)	(1,512,000)	(3,512,000)

Increase in cash and cash equivalents	3,000	124,000	102,000

Cash and cash equivalents at beginning of year	507,000	383,000	281,000

Cash and cash equivalents at end of year	$510,000	$507,000	$383,000

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

Changes in Internal Control over Financial Reporting. During the fourth quarter of 2019, no change in the Company’s internal control over financial reporting was identified in connection with this evaluation that has materially affected or is reasonably likely to materially affect internal control over financial reporting.

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

4	Specimen form of certificate for Plumas Bancorp included as exhibit 4 to the Registrant’s Form S-4, File No. 333-84534, which is incorporated by reference herein.

4.1*	Description of Securities of Plumas Bancorp Registered Under Section 12 Of The Exchange Act

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

21.01	Plumas Bank – California.

21.02	Plumas Statutory Trust I – Connecticut.

21.03	Plumas Statutory Trust II – Delaware.

23.01*	Independent Registered Public Accountant’s Consent dated March 5, 2020.

23.02*	Independent Registered Public Accountant’s Consent dated March 5, 2020.

31.1*	Rule 13a-14(a) [Section 302] Certification of Principal Financial Officer dated March 5, 2020.

31.2*	Rule 13a-14(a) [Section 302] Certification of Principal Executive Officer dated March 5, 2020.

32.1*	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 dated March 5, 2020.

32.2*	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 dated March 5, 2020.

101.INS*	XBRL Instance Document.

101.SCH*	XBRL Taxonomy Schema.

101.CAL*	XBRL Taxonomy Calculation Linkbase.

101.DEF*	XBRL Taxonomy Definition Linkbase.

101.LAB*	XBRL Taxonomy Label Linkbase.

101.PRE*	XBRL Taxonomy Presentation Linkbase.

*	Filed herewith

ITEM 16. FORM 10-K SUMMARY

None

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PLUMAS BANCORP (Registrant)

Date: March 5, 2020
/s/ ANDREW J. RYBACK
Andrew J. Ryback,
President, Chief Executive Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

/s/ ANDREW J. RYBACK	Dated: March 5, 2020
Andrew J. Ryback,
President, Chief Executive Officer and Director

/s/ RICHARD L. BELSTOCK	Dated: March 5, 2020
Richard L. Belstock,
Executive Vice President and Chief Financial Officer

/s/ DANIEL E. WEST	Dated: March 5, 2020
Daniel E. West, Director and Chairman of the Board

/s/ ROBERT J. MCCLINTOCK	Dated: March 5, 2020
Robert J. McClintock, Director and Vice Chairman of the Board

/s/ MICHONNE R. ASCUAGA	Dated: March 5, 2020
Michonne R. Ascuaga, Director

/s/ STEVEN M. COLDANI	Dated: March 5, 2020
Steven M. Coldani, Director

/s/ W. E. ELLIOTT	Dated: March 5, 2020
William E. Elliott, Director

Dated:
Gerald W. Fletcher, Director

/s/ HEIDI S. GANSERT	Dated: March 5, 2020
Heidi S. Gansert, Director

/s/ RICHARD F. KENNY	Dated: March 5, 2020
Richard F. Kenny, Director

/s/ TERRANCE J. REESON	Dated: March 5, 2020
Terrance J. Reeson, Director