Form 10-Q
period 2020-03-31
PLUMAS BANCORP
filed 2020-05-06
CIK 1168455

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED March 31, 2020

☐	TRANSITION REPORT UNDER SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM __________ TO ___________

COMMISSION FILE NUMBER: 000-49883

PLUMAS BANCORP

(Exact Name of Registrant as Specified in Its Charter)

California	75-2987096
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

35 S. Lindan Avenue, Quincy, California	95971
(Address of Principal Executive Offices)	(Zip Code)

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of April 30, 2020. 5,178,532 shares.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

PLUMAS BANCORP AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands, except share data)

	March 31,	December 31,
	2020	2019

Assets
Cash and cash equivalents	$58,058	$46,942
Investment securities available for sale	159,247	159,320
Loans, less allowance for loan losses of $7,804 at March 31, 2020 and $7,243 at December 31, 2019	619,487	616,036
Real estate acquired through foreclosure	707	707
Premises and equipment, net	14,774	14,629
Bank owned life insurance	13,275	13,184
Accrued interest receivable and other assets	14,023	14,373
Total assets	$879,571	$865,191

Liabilities and Shareholders’ Equity

Deposits:
Non-interest bearing	$336,375	$331,619
Interest bearing	426,511	415,705
Total deposits	762,886	747,324
Repurchase agreements	8,383	16,013
Accrued interest payable and other liabilities	7,765	7,039
Junior subordinated deferrable interest debentures	10,310	10,310
Total liabilities	789,344	780,686

Commitments and contingencies (Note 5)

Shareholders’ equity:
Common stock, no par value; 22,500,000 shares authorized; issued and outstanding – 5,176,032 shares at March 31, 2020 and 5,165,760 at December 31, 2019	7,425	7,312
Retained earnings	78,460	75,144
Accumulated other comprehensive income, net	4,342	2,049
Total shareholders’ equity	90,227	84,505
Total liabilities and shareholders’ equity	$879,571	$865,191

See notes to unaudited condensed consolidated financial statements.

PLUMAS BANCORP AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(In thousands, except per share data)

	For the Three Months Ended
	March 31,
	2020	2019
Interest Income:
Interest and fees on loans	$8,540	$8,510
Interest on investment securities	952	1,137
Other	107	179
Total interest income	9,599	9,826
Interest Expense:
Interest on deposits	259	297
Interest on junior subordinated deferrable interest debentures	116	140
Other	3	3
Total interest expense	378	440
Net interest income before provision for loan losses	9,221	9,386
Provision for Loan Losses	750	400
Net interest income after provision for loan losses	8,471	8,986
Non-Interest Income:
Service charges	705	650
Interchange revenue	539	513
Gain on sale of loans	464	244
Other	517	558
Total non-interest income	2,225	1,965
Non-Interest Expenses:
Salaries and employee benefits	3,529	3,200
Occupancy and equipment	865	858
Other	1,742	1,626
Total non-interest expenses	6,136	5,684
Income before provision for income taxes	4,560	5,267
Provision for Income Taxes	1,244	1,449
Net income	$3,316	$3,818

Basic earnings per share	$0.64	$0.74
Diluted earnings per share	$0.63	$0.73

See notes to unaudited condensed consolidated financial statements.

PLUMAS BANCORP AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

(In thousands)

	For the Three Months Ended
	March 31,
	2020	2019

Net income	$3,316	$3,818
Other comprehensive income:
Change in net unrealized gain/loss	3,254	2,599
Reclassification adjustments for net (gains) losses included in net income	-	-
Net unrealized holding gain	3,254	2,599
Related tax effect:
Change in net unrealized gain/loss	(961)	(768)
Reclassification of net gains (losses) included in net income	-	-
Income tax effect	(961)	(768)
Other comprehensive income	2,293	1,831
Total comprehensive income	$5,609	$5,649

See notes to unaudited condensed consolidated financial statements.

PLUMAS BANCORP AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

(in thousands, except shares)

	Common Stock		Retained	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’
	Shares	Amount	Earnings	(Net of Taxes)	Equity

Balance, December 31, 2018	5,137,476	$6,944	$62,005	$(2,017)	$66,932
Net Income			3,818		3,818
Other comprehensive income				1,831	1,831
Exercise of stock options and tax effect	13,400	76			76
Stock-based compensation expense		50			50
Balance, March 31, 2019	5,150,876	$7,070	$65,823	$(186)	$72,707

Balance, December 31, 2019	5,165,760	$7,312	$75,144	$2,049	$84,505
Net Income			3,316		3,316
Other comprehensive income				2,293	2,293
Exercise of stock options and tax effect	10,272	35			35
Stock-based compensation expense		78			78
Balance, March 31, 2020	5,176,032	$7,425	$78,460	$4,342	$90,227

See notes to unaudited condensed consolidated financial statements.

PLUMAS BANCORP AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	For the Three Months Ended
	March 31,
	2020	2019
Cash Flows from Operating Activities:
Net income	$3,316	$3,818
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	750	400
Change in deferred loan origination costs/fees, net	(167)	(266)
Depreciation and amortization	348	355
Stock-based compensation expense	78	50
Amortization of investment security premiums	221	180
Gain on sale of OREO and other vehicles	3	(9)
Gain on sale of loans held for sale	(464)	(244)
Loans originated for sale	(7,539)	(3,711)
Proceeds from loan sales	10,495	6,048
Earnings on bank-owned life insurance	(91)	(82)
Increase in accrued interest receivable and other assets	(533)	(627)
Increase in accrued interest payable and other liabilities	726	994
Net cash provided by operating activities	7,143	6,906

Cash Flows from Investing Activities:
Proceeds from principal repayments from available-for-sale government-sponsored mortgage-backed securities	6,822	4,211
Proceeds from matured and called available-for-sale securities	380	-
Purchases of available-for-sale securities	(4,081)	(3,500)
Net increase in loans	(6,823)	(9,801)
Proceeds from sale of other vehicles	118	167
Purchase of premises and equipment	(410)	(202)
Net cash used in investing activities	(3,994)	(9,125)

Continued on next page.

PLUMAS BANCORP AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

(Continued)

	For the Three Months Ended
	March 31,
	2020	2019
Cash Flows from Financing Activities:
Net increase in demand, interest bearing and savings deposits	$16,028	$6,707
Net decrease in time deposits	(466)	(2,349)
Net decrease in securities sold under agreements to repurchase	(7,630)	(4,148)
Proceeds from exercise of stock options	35	76
Net cash provided by financing activities	7,967	286
Increase (decrease) in cash and cash equivalents	11,116	(1,933)
Cash and Cash Equivalents at Beginning of Year	46,942	46,686
Cash and Cash Equivalents at End of Period	$58,058	$44,753

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:
Interest expense	$383	$434
Income taxes	$-	$-

Non-Cash Investing Activities:
Real estate and vehicles acquired through foreclosure	$127	$189

Non-Cash Financing Activities:
Common stock retired in connection with the exercise of stock options	$46	$-

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

The Bank operates eleven branches in California, including branches in Alturas, Chester, Fall River Mills, Greenville, Kings Beach, Portola, Quincy, Redding, Susanville, Tahoe City, and Truckee. In December 2015 the Bank opened a branch in Reno, Nevada; its first branch outside of California and in 2018 the Bank purchased a branch located in Carson City, Nevada. The Bank’s administrative headquarters is in Quincy, California. In addition, the Bank operates a lending office specializing in government-guaranteed lending in Auburn, California, and commercial/agricultural lending offices in Chico California and Klamath Falls, Oregon. The Bank's primary source of revenue is generated from providing loans to customers who are predominately small and middle market businesses and individuals residing in the surrounding areas.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Consolidation and Basis of Presentation

The consolidated financial statements include the accounts of the Company and the consolidated accounts of its wholly-owned subsidiary, Plumas Bank. All significant intercompany balances and transactions have been eliminated.

Plumas Statutory Trust I and Trust II are not consolidated into the Company's consolidated financial statements and, accordingly, are accounted for under the equity method. The Company's investment in Trust I of $352,000 and Trust II of $180,000 are included in accrued interest receivable and other assets on the consolidated balance sheet. The junior subordinated deferrable interest debentures issued and guaranteed by the Company and held by Trust I and Trust II are reflected as debt on the consolidated balance sheet.

The accounting and reporting policies of Plumas Bancorp and subsidiary conform with accounting principles generally accepted in the United States of America and prevailing practices within the banking industry. In the opinion of management, the unaudited condensed consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the Company’s financial position at March 31, 2020 and the results of its operations and its cash flows for the three- month period ended March 31, 2020 and 2019. Our condensed consolidated balance sheet at December 31, 2019 is derived from audited financial statements.

The unaudited condensed consolidated financial statements of the Company have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim reporting on Form 10-Q. Accordingly, certain disclosures normally presented in the notes to the annual consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been omitted. The Company believes that the disclosures are adequate to make the information not misleading. These interim financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's 2019 Annual Report to Shareholders on Form 10-K. The results of operations for the three-month period ended March 31, 2020 may not necessarily be indicative of future operating results. In preparing such financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the balance sheet and revenues and expenses for the periods reported. Actual results could differ significantly from those estimates.

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

Recently Adopted Accounting Pronouncements

In August 2018, the FASB issued ASU No. 2018-13, Fair Value Measurement, Disclosure Framework – Changes to the Disclosure Requirements for Fair Value Measurement. The amendments in this update modify the disclosure requirements for fair value measurements by removing, modifying, or adding certain disclosures. The update is effective for interim and annual periods in fiscal years beginning after December 15, 2019, with early adoption permitted.  As ASU No. 2018-13 only revises disclosure requirements, it did not have a material impact on the Company’s Consolidated Financial Statements.

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

3.   INVESTMENT SECURITIES AVAILABLE FOR SALE

The amortized cost and estimated fair value of investment securities at March 31, 2020 and December 31, 2019 consisted of the following, in thousands:

Available-for-Sale	March 31, 2020
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Debt securities:
U.S. Government-sponsored agencies collateralized by mortgage obligations- residential	$121,019	$4,876	$-	$125,895
Obligations of states and political subdivisions	32,064	1,289	(1)	33,352
	$153,083	$6,165	$(1)	$159,247

Unrealized gain on available-for-sale investment securities totaling $6,164,000 were recorded, net of $1,822,000 in tax expense, as accumulated other comprehensive income within shareholders' equity at March 31, 2020.  No securities were sold during the three months ended March 31, 2020.

Available-for-Sale	December 31, 2019
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Debt securities:
U.S. Government-sponsored agencies collateralized by mortgage obligations- residential	$123,940	$1,924	$(186)	$125,678
Obligations of states and political subdivisions	32,470	1,201	(29)	33,642
	$156,410	$3,125	$(215)	$159,320

Unrealized gain on available-for-sale investment securities totaling $2,910,000 were recorded, net of $861,000 in tax expense, as accumulated other comprehensive loss within shareholders' equity at December 31, 2019. No securities were sold during the three months ended March 31, 2019.

There were no transfers of available-for-sale investment securities during the three months ended March 31, 2020 and twelve months ended December 31, 2019. There were no securities classified as held-to-maturity at March 31, 2020 or December 31, 2019.

Investment securities with unrealized losses at March 31, 2020 and December 31, 2019 are summarized and classified according to the duration of the loss period as follows, in thousands:

March 31, 2020	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
Debt securities:
U.S. Government-sponsored agencies collateralized by mortgage obligations-residential	$-	$-	$-	$-	$-	$-
Obligations of states and political subdivisions	998	1			998	1
	$998	$1	$-	$-	$998	$1

December 31, 2019	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
Debt securities:
U.S. Government-sponsored agencies collateralized by mortgage obligations-residential	$10,319	$31	$19,733	$155	$30,052	$186
Obligations of states and political subdivisions	2,965	29	-	-	2,965	29
	$13,284	$60	$19,733	$155	$33,017	$215

At March 31, 2020, the Company held 185 securities of which 2 were in a loss position. All of the securities in a loss position were in a loss position for less than twelve months. Of the 185 securities, 98 are U.S. Government-sponsored agencies collateralized by residential mortgage obligations and 87 were obligations of states and political subdivisions. The unrealized losses relate principally to market rate conditions. All of the securities continue to pay as scheduled. When analyzing an issuer’s financial condition, management considers the length of time and extent to which the market value has been less than cost; the historical and implied volatility of the security; the financial condition of the issuer of the security; and the Company’s intent and ability to hold the security to recovery. As of March 31, 2020, management does not have the intent to sell these securities nor does it believe it is more likely than not that it will be required to sell these securities before the recovery of its amortized cost basis. Based on the Company’s evaluation of the above and other relevant factors, the Company does not believe the securities that are in an unrealized loss position as of March 31, 2020 are other than temporarily impaired.

The amortized cost and estimated fair value of investment securities at March 31, 2020 by contractual maturity are shown below, in thousands.

	Amortized Cost	Estimated Fair Value
Within one year	$-	$-
After one year through five years	3,468	3,569
After five years through ten years	5,464	5,629
After ten years	23,132	24,154
Investment securities not due at a single maturity date:
Government-sponsored mortgage-backed securities	121,019	125,895
	$153,083	$159,247

Expected maturities will differ from contractual maturities because the issuers of the securities may have the right to call or prepay obligations with or without call or prepayment penalties.

Investment securities with amortized costs totaling $91,211,000 and $83,596,000 and estimated fair values totaling $94,906,000 and $84,625,000 at March 31, 2020 and December 31, 2019, respectively, were pledged to secure deposits and repurchase agreements.

4. LOANS AND THE ALLOWANCE FOR LOAN LOSSES

Outstanding loans are summarized below, in thousands:

	March 31,	December 31,
	2020	2019

Commercial	$49,246	$47,892
Agricultural	76,044	78,785
Real estate – residential	13,820	14,530
Real estate – commercial	332,294	316,986
Real estate – construction and land development	19,674	31,181
Equity lines of credit	35,262	35,471
Auto	92,862	90,310
Other	4,541	4,563
Total loans	623,743	619,718
Deferred loan costs, net	3,548	3,561
Allowance for loan losses	(7,804)	(7,243)
Total net loans	$619,487	$616,036

Changes in the allowance for loan losses, in thousands, were as follows:

	March 31,	December 31,
	2020	2019

Balance, beginning of period	$7,243	$6,958
Provision charged to operations	750	1,500
Losses charged to allowance	(268)	(1,521)
Recoveries	79	306
Balance, end of period	$7,804	$7,243

The recorded investment in impaired loans totaled $2,247,000 and $2,244,000 at March 31, 2020 and December 31, 2019, respectively. The Company had specific allowances for loan losses of $154,000 on impaired loans of $538,000 at March 31, 2020 as compared to specific allowances for loan losses of $154,000 on impaired loans of $539,000 at December 31, 2019. The balance of impaired loans in which no specific reserves were required totaled $1,709,000 and $1,705,000 at March 31, 2020 and December 31, 2019, respectively. The average recorded investment in impaired loans for the three months ended March 31, 2020 and March 31, 2019 was $2,256,000 and $1,352,000, respectively. The Company recognized $15,000 and $18,000 in interest income for impaired loans during the three months ended March 31, 2020 and 2019, respectively. No interest was recognized on nonaccrual loans accounted on a cash basis during the three months ended March 31, 2020 and 2019.

Included in impairied loans are troubled debt restructurings. Section 4013 of the Coronavirus Aid, Relief and Economic Security Act (CARES Act) provides that a qualifying loan modification or extension is exempt by law from classification as a Troubled Debt Restructuring ("TDR") pursuant to FASB ASC 340-10. In addition, FIL-36-2020 issued by the FDIC on April 7, 2020 provides more limited circumstances in which a loan modification or extension is not subject to classification as a TDR pursuant to FASB ASC 340-10.

The Company evaluates loan extensions or modifications not qualified under Section 4013 of the CARES Act or under FIL-36-2020 in accordance with FASB ASC 340-10 with respect to the classification of the loan as a TDR. Under ASC 340-10, if the Company grants a loan extension or modification to a borrower experiencing financial difficulties for other than an insignificant period of time that includes a below–market interest rate, principal forgiveness, payment forbearance or other concession intended to minimize the economic loss to the Company, the loan extension or loan modification is classified as a TDR. In cases where borrowers are granted new terms that provide for a reduction of either interest or principal then due and payable, management measures any impairment on the restructured loan in the same manner as for impaired loans as noted above. To determine whether a borrower is experiencing financial difficulty, an evaluation is performed of the probability that the borrower will be in payment default on any of its debt in the foreseeable future without the modification. This evaluation is performed under the Company’s internal underwriting policy.

The carrying value of troubled debt restructurings at March 31, 2020 and December 31, 2019 was $1,012,000 and $1,016,000, respectively. The Company has allocated  $33,000 of specific reserves on loans to customers whose loan terms have been modified in troubled debt restructurings as of March 31, 2020 and December 31, 2019. The Company has not committed to lend additional amounts on loans classified as troubled debt restructurings at March 31, 2020 and December 31, 2019.

There were no troubled debt restructurings that occurred during the three months ending March 31, 2020 or March 31, 2019.

There were no troubled debt restructurings for which there was a payment default within twelve months following the modification during the three months ended March 31, 2020 and 2019, respectively.

At March 31, 2020 and December 31, 2019, nonaccrual loans totaled $2,310,000 and $2,050,000, respectively. Interest foregone on nonaccrual loans totaled $33,000 and $26,000 for the three months ended March 31, 2020 and 2019, respectively.  There were no loans past due 90 days or more and on accrual status at March 31, 2020 and December 31, 2019.

Salaries and employee benefits totaling $496,000 and $598,000 have been deferred as loan origination costs during the three months ended March 31, 2020 and 2019, respectively.

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

Loans not meeting the criteria above that are analyzed individually as part of the above described process are considered to be pass-rated loans.

The following table shows the loan portfolio allocated by management's internal risk ratings at the dates indicated, in thousands:

March 31, 2020	Commercial Credit Exposure
	Credit Risk Profile by Internally Assigned Grade
Grade:	Commercial	Agricultural	Real Estate-Residential	Real Estate-Commercial	Real Estate-Construction	Equity LOC	Total
Pass	$48,784	$73,909	$13,553	$326,468	$19,592	$34,688	$516,994
Special Mention	415	2,135	-	4,935	-	-	7,485
Substandard	47	-	267	891	82	574	1,861
Doubtful	-	-	-	-	-	-	-
Total	$49,246	$76,044	$13,820	$332,294	$19,674	$35,262	$526,340

December 31, 2019	Commercial Credit Exposure
	Credit Risk Profile by Internally Assigned Grade
Grade:	Commercial	Agricultural	Real Estate-Residential	Real Estate-Commercial	Real Estate-Construction	Equity LOC	Total
Pass	$47,334	$76,620	$14,253	$309,785	$31,097	$34,855	$513,944
Special Mention	478	2,165	-	4,954	-	-	7,597
Substandard	80	-	277	2,247	84	616	3,304
Doubtful	-	-	-	-	-	-	-
Total	$47,892	$78,785	$14,530	$316,986	$31,181	$35,471	$524,845

	Consumer Credit Exposure			Consumer Credit Exposure
	Credit Risk Profile Based on Payment Activity			Credit Risk Profile Based on Payment Activity
	March 31, 2020			December 31, 2019
	Auto	Other	Total	Auto	Other	Total
Grade:
Performing	$92,448	$4,506	$96,954	$90,128	$4,559	$94,687
Non-performing	414	35	449	182	4	186
Total	$92,862	$4,541	$97,403	$90,310	$4,563	$94,873

The following tables show the allocation of the allowance for loan losses at the dates indicated, in thousands:

Three Months Ended March 31, 2020:	Commercial	Agricultural	Real Estate-Residential	Real Estate-Commercial	Real Estate-Construction	Equity LOC	Auto	Other	Total
Allowance for Loan Losses
Beginning balance	$617	$653	$163	$3,426	$481	$393	$1,409	$101	$7,243
Charge-offs	(131)	-	-	-	-	-	(134)	(3)	(268)
Recoveries	2	-	1	1	-	1	70	4	79
Provision	226	(31)	7	403	(84)	28	196	5	750
Ending balance	$714	$622	$171	$3,830	$397	$422	$1,541	$107	$7,804
Three Months Ended March 31, 2019:
Allowance for Loan Losses
Beginning balance	$914	$538	$214	$2,686	$758	$464	$1,289	$95	$6,958
Charge-offs	(16)	-	-	-	-	-	(312)	(23)	(351)
Recoveries	9	-	1	-	-	1	47	2	60
Provision	(111)	4	(20)	283	(117)	(15)	360	16	400
Ending balance	$796	$542	$195	$2,969	$641	$450	$1,384	$90	$7,067
March 31, 2020:
Allowance for Loan Losses
Ending balance: individually evaluated for impairment	$-	$-	$28	$121	$5	$-	$-	$-	$154
Ending balance: collectively evaluated for impairment	714	622	143	3,709	392	422	1,541	107	7,650
Ending balance	$714	$622	$171	$3,830	$397	$422	$1,541	$107	$7,804
Loans
Ending balance: individually evaluated for impairment	$-	$247	$656	$805	$109	$430	$-	$-	$2,247
Ending balance: collectively evaluated for impairment	49,246	75,797	13,164	331,489	19,565	34,832	92,862	4,541	621,496
Ending balance	$49,246	$76,044	$13,820	$332,294	$19,674	$35,262	$92,862	$4,541	$623,743

December 31, 2019:	Commercial	Agricultural	Real Estate-Residential	Real Estate-Commercial	Real Estate-Construction	Equity LOC	Auto	Other	Total
Allowance for Loan Losses
Ending balance: individually evaluated for impairment	$-	$-	$28	$121	$5	$-	$-	$-	$154
Ending balance: collectively evaluated for impairment	617	653	135	3,305	476	393	1,409	101	7,089
Ending Balance	$617	$653	$163	$3,426	$481	$393	$1,409	$101	$7,243
Loans
Ending balance: individually evaluated for impairment	$25	$248	$612	$815	$110	$434	$-	$-	$2,244
Ending balance: collectively evaluated for impairment	47,867	78,537	13,918	316,171	31,071	35,037	90,310	4,563	617,474
Ending balance	$47,892	$78,785	$14,530	$316,986	$31,181	$35,471	$90,310	$4,563	$619,718

The following table shows an aging analysis of the loan portfolio by the time past due, in thousands:

				Total
March 31, 2020		90 Days		Past Due
	30-89 Days	and Still		and
	Past Due	Accruing	Nonaccrual	Nonaccrual	Current	Total

Commercial	$213	$-	$47	$260	$48,986	$49,246
Agricultural	130	-	-	130	75,914	76,044
Real estate – residential	111	-	267	378	13,442	13,820
Real estate – commercial	828	-	891	1,719	330,575	332,294
Real estate - construction & land	-	-	82	82	19,592	19,674
Equity Lines of Credit	326	-	574	900	34,362	35,262
Auto	1,275	-	414	1,689	91,173	92,862
Other	40	-	35	75	4,466	4,541
Total	$2,923	$-	$2,310	$5,233	$618,510	$623,743

				Total
December 31, 2019		90 Days		Past Due
	30-89 Days	and Still		and
	Past Due	Accruing	Nonaccrual	Nonaccrual	Current	Total

Commercial	$333	$-	$58	$391	$47,501	$47,892
Agricultural	199	-	-	199	78,586	78,785
Real estate – residential	-	-	277	277	14,253	14,530
Real estate - commercial	1,467	-	830	2,297	314,689	316,986
Real estate - construction & land	-	-	83	83	31,098	31,181
Equity Lines of Credit	288	-	616	904	34,567	35,471
Auto	1,281	-	182	1,463	88,847	90,310
Other	87	-	4	91	4,472	4,563
Total	$3,655	$-	$2,050	$5,705	$614,013	$619,718

The following tables show information related to impaired loans at March 31, 2020, in thousands:

		Unpaid		Average	Interest
	Recorded	Principal	Related	Recorded	Income
As of March 31, 2020:	Investment	Balance	Allowance	Investment	Recognized

With no related allowance recorded:
Commercial	$-	$-	$-	$-	$-
Agricultural	247	247	-	248	5
Real estate – residential	479	489	-	480	7
Real estate – commercial	553	611	-	558	-
Real estate – construction & land	-	-	-	-	-
Equity Lines of Credit	430	458	-	432	-
Auto	-	-	-	-	-
Other	-	-	-	-	-
With an allowance recorded:
Commercial	$-	$-	$-	$-	$-
Agricultural	-	-	-	-	-
Real estate – residential	177	176	28	177	2
Real estate – commercial	252	265	121	252	-
Real estate – construction & land	109	109	5	109	1
Equity Lines of Credit	-	-	-	-	-
Auto	-	-	-	-	-
Other	-	-	-	-	-
Total:
Commercial	$-	$-	$-	$-	$-
Agricultural	247	247	-	248	5
Real estate – residential	656	665	28	657	9
Real estate – commercial	805	876	121	810	0
Real estate – construction & land	109	109	5	109	1
Equity Lines of Credit	430	458	-	432	0
Auto	-	-	-	-	-
Other	-	-	-	-	-
Total	$2,247	$2,355	$154	$2,256	$15

The following tables show information related to impaired loans at December 31, 2019, in thousands:

		Unpaid		Average	Interest
	Recorded	Principal	Related	Recorded	Income
As of December 31, 2019:	Investment	Balance	Allowance	Investment	Recognized

With no related allowance recorded:
Commercial	$25	$85	$-	$23	$-
Agricultural	248	248	-	249	19
Real estate – residential	435	447	-	385	29
Real estate – commercial	563	614	-	476	-
Real estate – construction & land	-	-	-	-	-
Equity Lines of Credit	434	457	-	213	-
Auto	-	-	-	-	-
Other	-	-	-	-	-
With an allowance recorded:
Commercial	$-	$-	$-	$-	$-
Agricultural	-	-	-	-	-
Real estate – residential	177	177	28	178	7
Real estate – commercial	252	261	121	139	-
Real estate – construction & land	110	110	5	114	7
Equity Lines of Credit	-	-	-	-	-
Auto	-	-	-	-	-
Other	-	-	-	-	-
Total:
Commercial	$25	$85	$-	$23	$-
Agricultural	248	248	-	249	19
Real estate – residential	612	624	28	563	36
Real estate – commercial	815	875	121	615	-
Real estate – construction & land	110	110	5	114	7
Equity Lines of Credit	434	457	-	213	-
Auto	-	-	-	-	-
Other	-	-	-	-	-
Total	$2,244	$2,399	$154	$1,777	$62

5. COMMITMENTS AND CONTINGENCIES

The Company is party to claims and legal proceedings arising in the ordinary course of business. In the opinion of the Company’s management, the amount of ultimate liability with respect to such proceedings will not have a material adverse effect on the financial condition or result of operations of the Company taken as a whole.

In the normal course of business, there are various outstanding commitments to extend credit, which are not reflected in the financial statements, including loan commitments of $104.5 million and $111.4 million and stand-by letters of credit of $126 thousand and $126 thousand at March 31, 2020 and December 31, 2019, respectively.

Of the loan commitments outstanding at March 31, 2020, $7.1 million are real estate construction loan commitments that are expected to fund within the next twelve months. The remaining commitments primarily relate to revolving lines of credit or other commercial loans, and many of these are expected to expire without being drawn upon. Therefore, the total commitments do not necessarily represent future cash requirements. Each loan commitment and the amount and type of collateral obtained, if any, are evaluated on an individual basis. Collateral held varies, but may include real property, bank deposits, debt or equity securities or business assets.

Stand-by letters of credit are conditional commitments written to guarantee the performance of a customer to a third party. These guarantees are primarily related to the purchases of inventory by commercial customers and are typically short-term in nature. Credit risk is similar to that involved in extending loan commitments to customers and accordingly, evaluation and collateral requirements similar to those for loan commitments are used. The deferred liability related to the Company’s stand-by letters of credit was not significant at March 31, 2020 or December 31, 2019.

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

	For the Three Months Ended
	March 31,
(In thousands, except per share data)	2020	2019
Net Income:
Net income	$3,316	$3,818
Earnings Per Share:
Basic earnings per share	$0.64	$0.74
Diluted earnings per share	$0.63	$0.73
Weighted Average Number of Shares Outstanding:
Basic shares	5,171	5,144
Diluted shares	5,231	5,225

Shares of common stock issuable under stock options for which the exercise prices were greater than the average market prices were not included in the computation of diluted earnings per share due to their antidilutive effect.  Stock options not included in the computation of diluted earnings per share, due to shares not being in-the-money and having an antidilutive effect, were approximately 208,000 and 71,000 for the three-month periods ended March 31, 2020 and 2019, respectively.

7. STOCK-BASED COMPENSATION

In May 2013, the Company established the 2013 Stock Option Plan for which 396,835 shares of common stock are reserved and 101,500 shares are available for future grants as of March 31, 2020. The 2013 Plan requires that the option price may not be less than the fair market value of the stock at the date the option is granted, and that the stock must be paid in full at the time the option is exercised. Payment in full for the option price must be made in cash, with Company common stock previously acquired by the optionee and held by the optionee for a period of at least nine months, in options of the Optionee that are fully vested and exercisable or in any combination of the foregoing. The options expire on dates determined by the Board of Directors, but not later than ten years from the date of grant.

During the three months ended March 31, 2019the Company granted options to purchase 5,000 shares of common stock.  No options were granted during the three months ended March 31, 2019.

The fair value of each option was estimated on the date of grant using the following assumptions.

2020
Expected life of stock options (in years)	5.1
Risk free interest rate	1.68%
Daily Volatility	26.0%
Dividend yields	1.29%
Weighted-average fair value of options granted during the three months ended March 31, 2020	$5.92

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

A summary of the activity within the 2013 Plan follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term in Years	Intrinsic Value
Options outstanding at January 1, 2020	302,385	$17.73
Options granted	5,000	$26.42
Options exercised	(12,050)	6.68
Options outstanding at March 31, 2020	295,335	$18.33	6.0	$899,000
Options exercisable at March 31, 2020	122,785	$12.89	4.2	$899,000
Expected to vest after March 31, 2020	152,897	$22.20	7.2	$-

As of March 31, 2020, there was $768,000 of total unrecognized compensation cost related to non-vested, share-based compensation. That cost is expected to be recognized over a weighted average period of 3.2 years.

The total fair value of options vested during the three months ended March 31, 2020 and 2019 was $189,000 and $197,000, respectively. The total intrinsic value of options at time of exercise was $235,000 and $251,000 for the three months ended March 31, 2020 and 2019, respectively.

Compensation cost related to stock options recognized in operating results under the stock option plans was $78,000 and $50,000 for the three months ended March 31, 2020 and 2019, respectively. The associated income tax benefit recognized was $6,000 and $3,000 for the three months ended March 31, 2020 and March 31, 2019, respectively.

Cash received from option exercises under the plans for the three months ended March 31, 2020 and 2019 were $35,000 and 76,000, respectively. The tax benefit realized for the tax deductions from option exercise totaled $10,000 and $0 for the three months ended March 31, 2020 and 2019, respectively.

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

Interest expense and penalties associated with unrecognized tax benefits, if any, are classified as income tax expense in the consolidated statements of income. There have been no significant changes to unrecognized tax benefits or accrued interest and penalties for the three months ended March 31, 2020.

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

Fair Value of Financial Instruments

The carrying amounts and estimated fair values of financial instruments, at March 31, 2020 follows, in thousands:

		Fair Value Measurements at March 31, 2020, Using:
	Carrying Value	Level 1	Level 2	Level 3	Total Fair Value
Financial assets:
Cash and cash equivalents	$58,058	$58,058	$-	$-	$58,058
Investment securities	159,247	-	159,247	-	159,247
Loans, net	619,487	-	-	662,368	662,368
FHLB stock	3,517	-	-	-	N/A
Accrued interest receivable	2,995	1	559	2,435	2,995
Financial liabilities:
Deposits	762,886	725,158	39,242	-	764,400
Repurchase agreements	8,383	-	8,383	-	8,383
Junior subordinated deferrable interest debentures	10,310	-	-	7,080	7,080
Accrued interest payable	91	11	60	20	91

The carrying amounts and estimated fair values of financial instruments, at December 31, 2019 follows, in thousands:

		Fair Value Measurements at December 31, 2019 Using:
	Carrying Value	Level 1	Level 2	Level 3	Total Fair Value
Financial assets:
Cash and cash equivalents	$46,942	$46,942	$-	$-	$46,942
Investment securities	159,320	-	159,320	-	159,320
Loans, net	616,036	-	-	626,795	626,795
FHLB stock	3,517	-	-	-	N/A
Accrued interest receivable	3,398	15	574	2,809	3,398
Financial liabilities:
Deposits	747,324	709,130	38,202	-	747,332
Repurchase agreements	16,013	-	16,013	-	16,013
Junior subordinated deferrable interest debentures	10,310	-	-	7,661	7,661
Accrued interest payable	96	13	60	23	96

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

The following tables present information about the Company’s assets and liabilities measured at fair value on a recurring and non-recurring basis as of March 31, 2020 and December 31, 2019, and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value:

Assets and liabilities measured at fair value on a recurring basis at March 31, 2020 are summarized below, in thousands:

		Fair Value Measurements at
		March 31, 2020 Using
		Quoted
		Prices in
		Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
		Assets	Inputs	Inputs
	Total Fair Value	(Level 1)	(Level 2)	(Level 3)
Assets:
U.S. Government-sponsored agencies collateralized by mortgage obligations- residential	$125,895	$-	$125,895	$-
Obligations of states and political subdivisions	33,352		33,352
	$159,247	$-	$159,247	$-

 Assets and liabilities measured at fair value on a recurring basis at December 31, 2019 are summarized below, in thousands:

		Fair Value Measurements at
		December 31, 2019 Using
		Quoted
		Prices in
		Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
		Assets	Inputs	Inputs
	Total Fair Value	(Level 1)	(Level 2)	(Level 3)
Assets:
U.S. Government-sponsored agencies collateralized by mortgage obligations- residential	$125,678	$-	$125,678	$-
Obligations of states and political subdivisions	33,642		33,642
	$159,320	$-	$159,320	$-

The fair value of securities available-for-sale equals quoted market price, if available. If quoted market prices are not available, fair value is determined using quoted market prices for similar securities or matrix pricing. There were no changes in the valuation techniques used during 2020 or 2019. Transfers between hierarchy measurement levels are recognized by the Company as of the beginning of the reporting period. Changes in fair market value are recorded in other comprehensive income.

Assets and liabilities measured at fair value on a non-recurring basis at March 31, 2020 are summarized below, in thousands:

		Fair Value Measurements at
		March 31, 2020 Using
		Quoted
		Prices in			Total
		Active	Significant		Losses
		Markets for	Other	Significant	Three Months
		Identical	Observable	Unobservable	Ended
		Assets	Inputs	Inputs	March 31,
	Total Fair Value	(Level 1)	(Level 2)	(Level 3)	2020
Assets:
Impaired loans:
Real estate – commercial	$130	$-	$-	$130	$-
Other real estate:
Real estate – commercial	347	-	-	347	-
Construction and land	360	-	-	360	-
Total other real estate	707	-	-	707	-
Total	$837	$-	$-	$837	$-

Assets and liabilities measured at fair value on a non-recurring basis at December 31, 2019 are summarized below, in thousands:

		Fair Value Measurements at
		December 31, 2019 Using
		Quoted
		Prices in			Total
		Active	Significant		Losses
		Markets for	Other	Significant	Three Months
		Identical	Observable	Unobservable	Ended
		Assets	Inputs	Inputs	March 31,
	Total Fair Value	(Level 1)	(Level 2)	(Level 3)	2019
Assets:
Impaired loans:
Real estate – commercial	$130	$-	$-	$130	$61
Other real estate:
Real estate – commercial	347	-	-	347	-
Construction and land	360	-	-	360	-
Total other real estate	707	-	-	707	-
Total	$837	$-	$-	$837	$61

The Company has no liabilities which are reported at fair value.

The following methods were used to estimate fair value.

Collateral-Dependent Impaired Loans: The Bank does not record loans at fair value on a recurring basis. However, from time to time, fair value adjustments are recorded on these loans to reflect partial write-downs, through charge-offs or specific reserve allowances, that are based on fair value estimates of the underlying collateral. The fair value estimates for collateral-dependent impaired loans are generally based on recent real estate appraisals or broker opinions, obtained from independent third parties, which are frequently adjusted by management to reflect current conditions and estimated selling costs (Level 3).   Net losses of $61,000 represent impairment charges recognized during the three months ended March 31, 2019 related to the above impaired loans. No impairment charges were incurred during the three months ended March 31, 2020.

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

The following table presents quantitative information about Level 3 fair value measurements for financial instruments measured at fair value on a non-recurring basis at March 31, 2020 and December 31, 2019 (dollars in thousands):

					Range		Range
	Fair Value	Fair Value	Valuation		(Weighted Average)		(Weighted Average)
Description	3/31/2020	12/31/2019	Technique	Significant Unobservable Input	3/31/2020		12/31/2019
Impaired Loans:

RE – Commercial	$130	$130	Third Party appraisals	Management Adjustments to Reflect Current Conditions and Selling Costs	10%	(10.0)%	10%	(10.0)%

Other Real Estate:

RE – Commercial	$347	$347	Third Party appraisals	Management Adjustments to Reflect Current Conditions and Selling Costs	16% - 17%	(16.0)%	16% - 17%	(16.0)%

Construction and Land	$360	$360	Third Party appraisals	Management Adjustments to Reflect Current Conditions and Selling Costs	10%	(10.0)%	10%	(10.0)%

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

INTRODUCTION

The following discussion and analysis sets forth certain statistical information relating to the Company as of March 31, 2020 and December 31, 2019 and for the three- month period ended March 31, 2020 and 2019. This discussion should be read in conjunction with the condensed consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q and the consolidated financial statements and notes thereto included in Plumas Bancorp’s Annual Report filed on Form 10-K for the year ended December 31, 2019.

Plumas Bancorp trades on The NASDAQ Capital Market under the ticker symbol “PLBC”.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

There have been no changes to the Company’s critical accounting policies from those disclosed in the Company’s 2019 Annual Report to Shareholders on Form 10-K.

This discussion should be read in conjunction with our unaudited condensed consolidated financial statements, including the notes thereto, appearing elsewhere in this report.

COVID-19

On March 11, 2020, the World Health Organization declared the outbreak of a novel coronavirus (“COVID-19”) as a global pandemic, which continues to spread throughout the United States and around the world. The declaration of a global pandemic indicates that almost all public commerce and related business activities must be, to varying degrees, curtailed with the goal of decreasing the rate of new infections. The outbreak of COVID-19 could adversely impact a broad range of industries in which the Company’s customers operate and impair their ability to fulfill their financial obligations to the Company. On March 3, 2020, the Federal Open Market Committee reduced the target federal funds rate by 50 basis points to 1.00% to 1.25%. This rate was further reduced to a target range of 0% to 0.25% on March 16, 2020. These reductions in interest rates and other effects of the COVID-19 outbreak may adversely affect the Company’s financial condition and results of operations. As a result of the spread of the COVID-19 coronavirus, economic uncertainties have arisen which are likely to negatively impact net interest income, the provision for loan losses and non-interest income. Other financial impact could occur though such potential impact is unknown at this time.

COVID-19 Loan Forbearance Programs

Section 4013 of the Coronavirus Aid, Relief and Economic Security Act (CARES Act) provides that a qualified loan modification is exempt by law from classification as a Troubled Debt Restructuring pursuant to U.S. Generally Accepted Accounting Principles (GAAP).  In addition, FIL -36-2020 issued by the FDIC on April 7, 2020 encourages financial institutions to work constructively with borrowers affected by COVID-19; states that the FDIC will not criticize institutions for prudent loan modifications; and views prudent loan modification programs to financial institution customers affected by COVID-19 as positive actions that can effectively manage or mitigate adverse impacts on borrowers due to COVID-19, and lead to improved loan performance and reduced credit risk.  Pursuant to this new guidance, we have instituted loan forbearance programs to assist borrowers with managing cash flows disrupted due to COVID-19.  As of April 30, 2020, we have entered into 357 loan forbearance agreements which allow for the deferral of up to 6 months in payments representing approximately $90 million in loan balances.

U.S. Small Business Administration Paycheck Protection Program

The CARES Act also provided for the Paycheck Protection Program (PPP) and we are actively participating in this program.   In order to best service our customers we have limited applications to clients who had an active business relationship with us prior to February 15, 2020.  As of April 30, 2020 we funded 365 PPP loans with a total principal balance of over $60 million and have approved an additional $51 million in loans which are expected to fund in May.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED March 31, 2020

Net Income. The Company recorded net income of $3.3 million for the three months ended March 31, 2020  down $502 thousand from net income of $3.8 million for the three months ended March 31, 2019.  An increase of $260 thousand in non-interest income  and a decline in income tax expense of  $205 thousand were offset by a reduction in net interest income of $165 thousand and increases in the provision for loan losses of $350 thousand and non-interest expense of $452 thousand.

The following is a detail discussion of each component of the change in net income.

Net interest income before provision for loan losses. Net interest income was $9.2 million for the three months ended March 31, 2020  a decrease of $165 thousand, or 2%, from $9.4 million for the same period in 2019. The decrease in net interest income includes a decrease of $227 thousand in interest income partially offset by a decrease in interest expense of $62 thousand We attribute the decrease in interest income to a decline in market interest rates during the period.  The average prime rate for the 3 months ending March 31, 2019 was 5.50% while for the current quarter the average prime rate declined to 4.42%.  Net interest margin for the three months ended March 31, 2020 decreased by 38 basis points from 4.95% during the first quarter of 2019 to 4.57% during the current quarter.

Interest and fees on loans increased by $30 thousand as an increase in average loan balances of $52 million was offset by a decline in yield on loans of 54 basis points from 6.09% during the 2019 quarter to 5.55% during the current quarter. Included in interest and fees on loans during the quarter ended March 31, 2019 was $433 thousand in prepayment fees related to the payoff of loans from one client.  This client prepaid a total of $11.6 million in loans; some which had significant prepayment penalties associated with them. Excluding the effect of the $433 thousand in prepayments fees, yield on loans would have been 5.78% for the three months ended March 31, 2019.  Net loan fees/costs decreased by $381 thousand from net fees of  $133 thousand during the first quarter of 2019 to net costs of  $248 thousand during the current quarter.

Interest on investment securities decreased by $185 thousand related to a decrease in average balance from $171.3 million in 2019 to $158.1 million in 2020 and a decline in yield  from 2.69% during the three months ended March 31, 2019 to 2.42% during the current quarter.

Interest expense on deposits decreased by $38 thousand to $259 thousand for the three months ended March 31, 2020, down from $297 thousand during the 2019 quarter.  Interest expense on time deposit decreased by $58 thousand mostly related to a decrease in average balance in time deposits in our Carson City branch. The Carson City branch was acquired in October 2018; we have experienced a decrease in deposits at this branch mostly related to the maturity of time deposits which were yielding significantly higher rates than our offering rates. In total, time deposits at the Carson City Branch declined by $13.4 million from $15.8 million at March 31, 2019 to $2.4 million at March 31, 2020.   Partialy offsetting the decrease in interest on time deposits was a $15 thousand interest in interest expense on money market accounts. Average money market accounts increased by $10.1 million from $83.3 million during the three months ended March 31, 2019 to $93.4 million during the current quarter. The average rate paid on money market accounts increased by 2 basis points to 0.43 during the three-months ended March 31, 2020 .

Interest expense on other interest-bearing liabilities decreased by $24 thousand from $143 thousand during the three months ended March 31, 2019 to $119 thousand during the current quarter related to a decrease in rate paid on junior subordinated debentures.  Interest on the debentures, which totaled $116 thousand during the first quarter of 2020, fluctuates with changes in the 3-month London Interbank Offered Rate (LIBOR) rate.

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

	For the Three Months Ended			For the Three Months Ended
	March 31, 2020			March 31, 2019
	Average			Average
	Balance	Interest	Yield/	Balance	Interest	Yield/
	(in thousands)	(in thousands)	Rate	(in thousands)	(in thousands)	Rate

Interest-earning assets:
Loans (1) (2) (3)	$618,961	$8,540	5.55%	$566,806	$8,510	6.09%
Investment securities (1)	158,112	952	2.42%	171,268	1,137	2.69%
Interest-bearing deposits	34,984	107	1.23%	30,226	179	2.40%
Total interest-earning assets	812,057	9,599	4.75%	768,300	9,826	5.19%
Cash and due from banks	22,007			21,435
Other assets	39,234			39,927
Total assets	$873,298			$829,662

Interest-bearing liabilities:
NOW deposits	$107,667	26	0.10%	$104,053	24	0.09%
Money market deposits	93,436	99	0.43%	83,288	84	0.41%
Savings deposits	186,084	76	0.16%	179,324	73	0.17%
Time deposits	37,698	58	0.62%	55,669	116	0.85%
Total deposits	424,885	259	0.25%	422,334	297	0.29%
Junior subordinated debentures	10,310	116	4.53%	10,310	140	5.51%
Other interest-bearing liabilities	12,596	3	0.10%	12,638	3	0.10%
Total interest-bearing liabilities	447,791	378	0.34%	445,282	440	0.40%
Non-interest-bearing deposits	330,588			307,533
Other liabilities	7,186			7,228
Shareholders' equity	87,733			69,619
Total liabilities & equity	$873,298			$829,662
Cost of funding interest-earning assets (4)			0.18%			0.24%
Net interest income and margin (5)		$9,221	4.57%		$9,386	4.95%

(1)	Not computed on a tax-equivalent basis.
(2)	Average nonaccrual loan balances of $2.1 million for 2020 and $1.1 million for 2019 are included in average loan balances for computational purposes.
(3)	Net (costs) fees included in loan interest income for the three-month periods ended March 31, 2020 and 2019 were ($248,000) and $133,000, respectively.
(4)	Total annualized interest expense divided by the average balance of total earning assets.
(5)	Annualized net interest income divided by the average balance of total earning assets.

The following table sets forth changes in interest income and interest expense for the three-month periods indicated and the amount of change attributable to variances in volume, rates and the combination of volume and rates based on the relative changes of volume and rates:

	2020 over 2019 change in net interest income
	for the three months ended March 31,
	(in thousands)
	Volume (1)	Rate (2)	Mix (3)	Total

Interest-earning assets:
Loans	$789	$(760)	$1	$30
Investment securities	(88)	(115)	18	(185)
Interest bearing deposits	29	(88)	(13)	(72)
Total interest income	730	(963)	6	(227)
Interest-bearing liabilities:
NOW deposits	1	1	-	2
Money market deposits	10	3	2	15
Savings deposits	3	-	-	3
Time deposits	(38)	(31)	11	(58)
Junior subordinated debentures	-	(24)	-	(24)
Other	-	-	-	-
Total interest expense	(24)	(51)	13	(62)
Net interest income	$754	$(912)	$(7)	$(165)

(1)	The volume change in net interest income represents the change in average balance divided by the previous year’s rate.
(2)	The rate change in net interest income represents the change in rate divided by the previous year’s average balance.
(3)	The mix change in net interest income represents the change in average balance multiplied by the change in rate.

Provision for loan losses. During the three months ended March 31, 2020 and 2019 we recorded a provision for loan losses of $750 thousand and $400 thousand, respectively. See “Analysis of Asset Quality and Allowance for Loan Losses” for a discussion of loan quality trends and the provision for loan losses.

Non-interest income. During the three months ended March 31, 2020, non-interest income totaled $2.2 million, an increase of $260 thousand from the three months ended March 31, 2019. The largest component of this increase was an increase in gains on sale of SBA loans of $220 thousand from $244 thousand during the three months ended March 31, 2019 to $464 thousand during the current quarter. Proceeds from SBA loan sales totaled $10.5 million during the current quarter and $6.0 million during the 2019 quarter.  Loans originated for sale totaled $7.5 million during the three months ended March 31, 2020 and $3.7 million during the three months ended March 31, 2019. We attribute some of the decline in originations and sales during the 2019 quarter to the government shutdown beginning on December 22, 2018 and continuing until January 25, 2019.  During the shutdown we were unable provide SBA guaranteed loans.

The following table describes the components of non-interest income for the three-month periods ended March 31, 2020 and 2019, dollars in thousands:

	For the Three Months Ended
	March 31,
	2020	2019	Dollar Change	Percentage Change
Service charges on deposit accounts	$705	$650	$55	8.5%
Interchange income	539	513	26	5.1%
Gain on sale of loans, net	464	244	220	90.2%
Loan servicing fees	169	193	(24)	-12.4%
Earnings on life insurance policies	91	82	9	11.0%
Other	257	283	(26)	-9.2%
Total non-interest income	$2,225	$1,965	$260	13.2%

Non-interest expense. During the three months ended March 31, 2020, total non-interest expense increased by $452 thousand, or 8%, to $6.1 million, up from $5.7 million for the comparable period in 2019. The largest components of this increase were increases of $329 in salary and benefit expense and $120 thousand in outside service fees. Salary expense increased by $264 thousand largely related to an increase in staffing levels and merit and promotional increases during the second quarter of 2019. In addition, deferred loan origination costs declined by $102 thousand, commission expense related to SBA loan sales and originations increased by $122 thousand, payroll taxes increased by $57 thousand and we increased our accrued vacation liability by $30 thousand related to increased staffing levels. These increases were partially offset by a decline in accrued bonus expense of $275 thousand from $383 thousand in the first quarter of 2019 to $108 thousand in the current quarter.  The reduction in the bonus accrual includes the effect of the decline in market interest rates as well as the impact of the higher loan loss provision related to the pandemic.

The increase in outside service fees include costs associated with growth in our debit card transactions, an increase in costs related to the management of our computer network including the installation of a new advanced backup and recovery system and a $26 thousand employee recruitment fee.

The following table describes the components of non-interest expense for the three-month periods ended March 31, 2020 and 2019, dollars in thousands:

	For the Three Months Ended
	March 31,
	2020	2019	Dollar Change	Percentage Change
Salaries and employee benefits	$3,529	$3,200	$329	10.3%
Occupancy and equipment	865	858	7	0.8%
Outside service fees	724	604	120	19.9%
Telephone and data communication	143	120	23	19.2%
Director compensation and expense	119	107	12	11.2%
Advertising and shareholder relations	118	82	36	43.9%
Professional fees	117	121	(4)	-3.3%
Business development	100	106	(6)	-5.7%
Armored car and courier	99	89	10	11.2%
Loan collection expenses	60	53	7	13.2%
Deposit insurance	58	65	(7)	-10.8%
Amortization of Core Deposit Intangible	51	69	(18)	-26.1%
Stationery and supplies	27	26	1	3.8%
OREO expenses	4	23	(19)	-82.6%
Other	122	161	(39)	-24.2%
Total non-interest expense	$6,136	$5,684	$452	8.0%

Provision for income taxes. The Company recorded an income tax provision of $1.2 million, or 27.3% of pre-tax income for the three months ended March 31, 2020. This compares to an income tax provision of $1.4 million, or 27.5% of pre-tax income for the three months ended March 31, 2019. The percentages for 2020 and 2019 differ from statutory rates as tax exempt items of income such as earnings on Bank owned life insurance and municipal loan and securities interest decrease taxable income.

FINANCIAL CONDITION

Loan Portfolio. Gross loans balances increased by $4.0 million, from $620 million at December 31, 2019 to $624 million at March 31, 2020. The increase in loan balances includes increases of $15.3 million in commercial real estate loans, $2.5 million in automobile loans and $1.3 million in commercial loans. These increases were partially offset by declines of $11.5 million in construction loans, $2.7 million in agricultural loans, $0.7 million in residential real estate loans and $0.2 million in equity lines of credit.  The Company continues to manage the mix of its loan portfolio consistent with its identity as a community bank serving the financing needs of all sectors of the area it serves. Although the Company offers a broad array of financing options, it continues to concentrate its focus on small to medium sized commercial businesses. These loans offer diversification as to industries and types of businesses, thus limiting material exposure in any industry concentrations. The Company offers both fixed and floating rate loans and obtains collateral in the form of real property, business assets and deposit accounts, but looks to business and personal cash flows as its primary source of repayment.  Plumas Bank is participating in the SBA's Paycheck Protection Program (PPP) and expects to fund a significant amount of loans under this program.   During April 2020 loans totaling $60.5 million were funded by the Bank under the PPP.

As shown in the following table the Company's largest lending categories are commercial real estate loans, auto loans, agricultural loans and commercial loans.

		Percent of		Percent of
		Loans in Each		Loans in Each
	Balance at End	Category to	Balance at End	Category to
(dollars in thousands)	of Period	Total Loans	of Period	Total Loans
	03/31/2020	03/31/2020	12/31/2019	12/31/2019
Commercial	$49,246	7.9%	$47,892	7.7%
Agricultural	76,044	12.2%	78,785	12.7%
Real estate – residential	13,820	2.2%	14,530	2.3%
Real estate – commercial	332,294	53.3%	316,986	51.2%
Real estate – construction & land	19,674	3.2%	31,181	5.0%
Equity Lines of Credit	35,262	5.6%	35,471	5.7%
Auto	92,862	14.9%	90,310	14.6%
Other	4,541	0.7%	4,563	0.8%
Total Gross Loans	$623,743	100%	$619,718	100%

The Company’s real estate related loans, including real estate mortgage loans, real estate construction and land development loans, consumer equity lines of credit, and agricultural loans secured by real estate comprised 71% of the total loan portfolio at March 31, 2020. Moreover, the business activities of the Company currently are focused in the California counties of Plumas, Nevada, Placer, Lassen, Modoc, Shasta, and Sierra and in Washoe and Carson City Counties in Northern Nevada. Consequently, the results of operations and financial condition of the Company are dependent upon the general trends in these economies and, in particular, the residential and commercial real estate markets. In addition, the concentration of the Company's operations in these areas of Northeastern California and Northwestern Nevada exposes it to greater risk than other banking companies with a wider geographic base in the event of catastrophes, such as earthquakes, fires and floods in these regions.

The rates of interest charged on variable rate loans are set at specific increments in relation to the Company's lending rate or other indexes such as the published prime interest rate or U.S. Treasury rates and vary with changes in these indexes. The frequency in which variable rate loans reprice can vary from one day to several years. At March 31, 2020 and December 31, 2019, approximately 74%  of the Company's loan portfolio was comprised of variable rate loans. Loans indexed to the prime interest rate or an equivalent rate totaled approximately 24% of the Company’s loan portfolio; these loans reprice within one day to three months of a change in the prime rate. At March 31, 2020 and December 31, 2019, 37% and 32%, respectively of the variable loans were at their respective floor rate. While real estate mortgage, commercial and consumer lending remain the foundation of the Company's historical loan mix, some changes in the mix have occurred due to the changing economic environment and the resulting change in demand for certain loan types. The most significant change has been an increase in indirect auto lending with automobile loans increasing from 2.5% of gross loans at December 31, 2011 to 14.9% of gross loans at March 31, 2020. The automobile portfolio provides diversification to the loan portfolio in terms of rate, term and balance as these loans tend to have a much shorter term and balance than commercial real-estate loans and are fixed rate. In addition, the Company remains committed to the agricultural industry and will continue to pursue high quality agricultural loans. Agricultural loans include both commercial and commercial real estate loans. The Company’s agricultural loan balances totaled $76 million at March 31, 2020 and $79 million at December 31, 2019.

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

The discretionary allocation is based upon management’s evaluation of various loan segment conditions that are not directly measured in the determination of the formula and specific allowances. The conditions may include, but are not limited to, general economic and business conditions affecting the key lending areas of the Company, credit quality trends, collateral values, loan volumes and concentrations, and other business conditions.   We have added a new specific pandemic qualitative factor to our allowance for loan loss calculation and have increased the qualitative factor related to economic conditions, these changes resulted in the need for an additional loan loss provision during the current quarter. See page 26 and Item 1A - Risk Factors for a discussion of the COVID-19 global pandemic and its potential affect on the Company's current and future financial position and results of operations.

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

	For the Three Months Ended		For the Year Ended
(dollars in thousands)	March 31,		December 31,
	2020	2019	2019	2018	2017
Balance at beginning of period	$7,243	$6,958	$6,958	$6,669	$6,549
Charge-offs:
Commercial and agricultural	131	16	587	325	202
Real estate mortgage	-	-	-	25	48
Real estate construction & land	-	-	-	-	-
Consumer (includes equity LOC & Auto)	137	335	934	841	629
Total charge-offs	268	351	1,521	1,191	879
Recoveries:
Commercial and agricultural	2	9	26	83	89
Real estate mortgage	2	1	7	114	118
Real estate construction & land	-	-	-	3	-
Consumer (includes equity LOC & Auto)	75	50	273	280	192
Total recoveries	79	60	306	480	399
Net charge-offs	189	291	1,215	711	480
Provision for loan losses	750	400	1,500	1,000	600
Balance at end of period	$7,804	$7,067	$7,243	$6,958	$6,669
Net charge-offs during the period to average loans (annualized for the nine-month periods)	0.12%	0.25%	0.21%	0.14%	0.10%
Allowance for loan losses to total loans	1.25%	1.23%	1.17%	1.23%	1.37%

During the three months ended March 31, 2020 and 2019 we recorded a provision for loan losses of $750 thousand and $400 thousand, respectively. The increase relates to an increase in the economic qualitative factor and the addition of a separate pandemic qualitative factor.  Net charge-offs totaled $189 thousand during the three months ended March 31, 2020, a decrease of $102 thousand from $291 thousand during the three months ended March 31, 2019.

The following table provides a breakdown of the allowance for loan losses at March 31, 2020 and December 31, 2019:

		Percent of		Percent of
		Loans in Each		Loans in Each
	Balance at End	Category to	Balance at End	Category to
(dollars in thousands)	of Period	Total Loans	of Period	Total Loans
	2020	2020	2019	2019
Commercial and agricultural	$1,336	20.1%	$1,270	20.4%
Real estate mortgage	4,001	55.5%	3,589	53.5%
Real estate construction & land	397	3.2%	481	5.0%
Consumer (includes equity LOC & Auto)	2,070	21.2%	1,903	21.1%
Total	$7,804	100.0%	$7,243	100.0%

The allowance for loan losses totaled $7.8 million at March 31, 2020 and $7.2 million at December 31, 2019. At least quarterly, the Company evaluates each specific reserve and if it determines that the loss represented by the specific reserve is uncollectable it records a charge-off for the uncollectable portion. General reserves were $7.7 million at March 31, 2020 and $7.1 million at December 31, 2019. The allowance for loan losses as a percentage of total loans was 1.25% at March 31, 2020 and 1.17% at December 31, 2019. The percentage of general reserves to unimpaired loans totaled 1.23% at March 31, 2020 and 1.15% at December 31, 2019.

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

Loans restructured (TDRs) and not included in nonperforming loans in the following table totaled $0.9 million, $0.9 million, $1.0 million, $1.1 million and $2.6 million at March 31, 2020 and December 31, 2019, 2018, 2017, and 2016, respectively. For additional information related to restructured loans see Note 4 to the condensed consolidated financial statements contained within this Form 10-Q.

The following table sets forth the amount of the Company's nonperforming assets as of the dates indicated.

	At
	March 31,	At December 31,
	2020	2019	2018	2017	2016
	(dollars in thousands)

Nonaccrual loans	$2,310	$2,050	$1,117	$1,226	$2,724
Loans past due 90 days or more and still accruing	-	-	-	1,796	-
Total nonperforming loans	2,310	2,050	1,117	3,022	2,724
Other real estate owned	707	707	1,170	1344	735
Other vehicles owned	62	56	53	35	12
Total nonperforming assets	$3,079	$2,813	$2,340	$4,401	$3,471
Interest income forgone on nonaccrual loans	$33	$158	$46	$50	$164
Interest income recorded on a cash basis on nonaccrual loans	$-	$-	$-	$-	$29.00
Nonperforming loans to total loans	0.37%	0.33%	0.20%	0.62%	0.59%
Nonperforming assets to total assets	0.35%	0.33%	0.28%	0.59%	0.53%

Nonperforming loans at March 31, 2020 were $2.3 million, an increase of $260 thousand from the $2.1 million balance at December 31, 2019. Specific reserves on nonaccrual loans totaled $121 thousand at March 31, 2020 and  December 31, 2019. Performing loans past due thirty to eighty-nine days were $2.9 million at March 31, 2020 down from $3.7 million at December 31, 2019.

A substandard loan is not adequately protected by the current sound worth and paying capacity of the borrower or the value of the collateral pledged, if any. Total substandard loans decreased by $1.4 million from $3.3 million at December 31, 2019 to $1.9 million at March 31, 2020. Loans classified as special mention decreased by $112 thousand from $7.6 million at December 31, 2019 to $7.5 million at March 31, 2020.

At March 31, 2020 and December 31, 2019, the Company's recorded investment in impaired loans totaled $2.2 million. The specific allowance for loan losses related to impaired loans totaled $154 thousand  at March 31, 2020 and December 31, 2019. Additionally, $11 thousand had been charged off against the impaired loans at March 31, 2020 and December 31, 2019.

It is the policy of management to make additions to the allowance for loan losses so that it remains appropriate to absorb the inherent risk of loss in the portfolio. Management believes that the allowance at March 31, 2020 is appropriate. However, the determination of the amount of the allowance is judgmental and subject to economic conditions which cannot be predicted with certainty. Accordingly, the Company cannot predict whether charge-offs of loans in excess of the allowance may occur in future periods.

OREO represents real property acquired by the Bank either through foreclosure or through a deed in lieu thereof from the borrower. Repossessed assets include vehicles and other commercial assets acquired under agreements with delinquent borrowers. OREO holdings represented three properties totaling $0.7 million at March 31, 2020 and  December 31, 2019. Nonperforming assets as a percentage of total assets were 0.35% at March 31, 2020 and 0.33% at December 31, 2019.

The following table provides a summary of the change in the number and balance of OREO properties for the three months ended March 31, 2020 and 2019 (dollars in thousands):

	Three Months Ended March 31,
	#	2020	#	2019
Beginning Balance	3	$707	6	$1,170
Additions	-	-	-	0
Dispositions	-	-	-	0
Ending Balance	3	707	6	1,170

Investment Portfolio and Federal Funds Sold. Total investment securities were $159.2 million as of March 31, 2020 and $159.3 million as of December 31, 2019. Unrealized gain on available-for-sale investment securities totaling $6,164,000 were recorded, net of $1,822,000 in tax expense, as accumulated other comprehensive income within shareholders' equity at March 31, 2020. Unrealized gain on available-for-sale investment securities totaling $2,910,000 were recorded, net of $861,000 in tax expense, as accumulated other comprehensive loss within shareholders' equity at December 31, 2019.  No investment securities were sold during the three months ended March 31, 2020 and 2019.

The investment portfolio at March 31, 2020 consisted of $125.9 million in securities of U.S. Government-sponsored agencies and 87 municipal securities totaling $33.3 million. The investment portfolio at December 31, 2019 consisted of $125.7 million in securities of U.S. Government-sponsored agencies and 89 municipal securities totaling $33.6 million.

There were no Federal funds sold at March 31, 2020 and December 31, 2019; however, the Bank maintained interest earning balances at the Federal Reserve Bank totaling $32.1 million at March 31, 2020 and $20.5 million at December 31, 2019. The balance, at March 31, 2020, earns interest at the rate of 0.10%.

The Company classifies its investment securities as available-for-sale or held-to-maturity. Currently all securities are classified as available-for-sale. Securities classified as available-for-sale may be sold to implement the Company's asset/liability management strategies and in response to changes in interest rates, prepayment rates and similar factors.

Deposits. Total deposits increased by $15.6 million from $747 million at December 31, 2019 to $763 million at March 31, 2020. Increases of $4.8 million in non-interest-bearing demand deposits, $2.6 million in interest bearing demand deposits and $8.7 million in money market and savings accounts were partially offset by a decline in time deposits of $0.5 million.  The Company continues to manage the mix of its deposits consistent with its identity as a community bank serving the financial needs of its customers.

The following table shows the distribution of deposits by type at March 31, 2020 and December 31, 2019.

		Percent of		Percent of
		Deposits in Each		Deposits in Each
	Balance at End	Category to	Balance at End	Category to
(dollars in thousands)	of Period	Total Deposits	of Period	Total Deposits
	03/31/2020	03/31/2020	12/31/2019	12/31/2019
Non-interest bearing	$336,375	44.1%	$331,619	44.4%
NOW	105,271	13.8%	102,724	13.7%
Money Market	93,427	12.2%	90,853	12.2%
Savings	190,085	24.9%	183,934	24.6%
Time	37,728	4.9%	38,194	5.1%
Total Deposits	$762,886	100%	$747,324	100%

Deposits represent the Bank's primary source of funds. Deposits are primarily core deposits in that they are demand, savings and time deposits generated from local businesses and individuals. These sources are considered to be relatively stable, long-term relationships thereby enhancing steady growth of the deposit base without major fluctuations in overall deposit balances. The Company experiences, to a small degree, some seasonality with the slower growth period between November through April, and the higher growth period from May through October. To assist in meeting any funding demands, the Company maintains a secured borrowing arrangement with the Federal Home Loan Bank of San Francisco (“FHLB”). There were no brokered deposits at March 31, 2020 or December 31, 2019.

Short-term Borrowing Arrangements. The Company is a member of the FHLB and can borrow up to $214 million from the FHLB secured by commercial and residential mortgage loans with carrying values totaling $377 million. The Company is required to hold FHLB stock as a condition of membership. At March 31, 2020 and December 31, 2019, the Company held $3.5 million and of FHLB stock which is recorded as a component of other assets. Based on this level of stock holdings at March 31, 2020, the Company can borrow up to $130.2 million. To borrow the $214 million in available credit the Company would need to purchase $2.3 million in additional FHLB stock. In addition to its FHLB borrowing line, the Company has unsecured short-term borrowing agreements with three of its correspondent banks in the amounts of $20 million, $11 million and $10 million. There were no outstanding borrowings to the FHLB or the correspondent banks under these agreements at March 31, 2020 and December 31, 2019.

Note Payable. On   March 9, 2020 the Company entered into a Renewal, Extension, and Modification of Loan Agreement (the “Agreement”) related to its promissory note dated October 24, 2013 (the “Note”) payable to TIB The Independent Bankersbank, N. A. an unrelated third party.  This Agreement provides for the following:

1.	Revision of the maturity date of the Note from October 1, 2020 to March 2, 2021.
2.	An increase in the maximum amount of the Note from $5 million to $15 million.
3.	Elimination of the “Unused Portion” fee.
4.	A reduction in the Rate from the U. S. “Prime Rate” plus one-quarter of a percent to the U. S. “Prime Rate”.

There were no borrowings on the Note during the three months ended March 31, 2020 or the year ended December 31, 2019. The Note is secured by 100 shares of Plumas Bank stock representing the Company's 100% ownership interest in Plumas Bank. Under the Note, the Bank is subject to several negative and affirmative covenants including, but not limited to providing timely financial information, maintaining specified levels of capital, restrictions on additional borrowings, and meeting or exceeding certain capital and asset quality ratios. The Bank was in compliance with all such covenants related to the Note at March 31, 2020 and December 31, 2019.

Repurchase Agreements. The Bank offers a repurchase agreement product for its larger business customers which use securities sold under agreements to repurchase as an alternative to interest-bearing deposits. Securities sold under agreements to repurchase totaling $8.4 million and $16.0 million at March 31, 2020 and December 31, 2019, respectively are secured by U.S. Government agency securities with a carrying amount of $21.2 million and $22.0 million at March 31, 2020 and December 31, 2019, respectively. Interest paid on this product is similar to that which is paid on the Bank’s premium interest-bearing transaction accounts; however, these are not deposits and are not FDIC insured.

Junior Subordinated Deferrable Interest Debentures. Plumas Statutory Trust I and II are business trust subsidiaries formed by the Company with capital of $352,000 and $180,000, respectively, for the sole purpose of issuing trust preferred securities fully and unconditionally guaranteed by the Company.

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

Trust I’s Subordinated Debentures mature on September 26, 2032, bear a current interest rate of 4.63% (based on 3-month LIBOR plus 3.40%), with repricing and payments due quarterly. Trust II’s Subordinated Debentures mature on September 28, 2035, bear a current interest rate of 2.22% (based on 3-month LIBOR plus 1.48%), with repricing and payments due quarterly. The interest rate of the Trust Preferred Securities issued by Trust I adjust on each quarterly anniversary date to equal the 3-month LIBOR plus 3.40%. The Trust Preferred Securities issued by Trust II adjust on each quarterly anniversary date to equal the 3-month LIBOR plus 1.48%. Both Trusts I and II have the option to defer payment of the distributions for a period of up to five years, as long as the Company is not in default on the payment of interest on the Subordinated Debentures.

Interest expense recognized by the Company for the three months ended March 31, 2020 and 2019 related to the subordinated debentures was $116 thousand and $140 thousand, respectively.

Capital Resources

Shareholders’ equity increased by $5.7 million from $84.5 million at December 31, 2019 to $90.2 million at March 31, 2020. The $5.7 million increase was related to earnings during the first three months of 2020 of $3.3 million, an increase in unrealized gain on investment securities of $2.3 million and $0.1 million representing stock option activity.

It is the policy of the Company to periodically distribute excess retained earnings to the shareholders through the payment of cash dividends. Such dividends help promote shareholder value and capital adequacy by enhancing the marketability of the Company’s stock. All authority to provide a return to the shareholders in the form of a cash or stock dividend or split rests with the Board of Directors. The Board will periodically, but on no regular schedule, reviews the appropriateness of a cash dividend payment. Banking regulations limit the amount of dividends that may be paid without prior approval of regulatory agencies. The Company is subject to various restrictions on the payment of dividends. On May 15, 2019 and November 15, 2019 the Company paid a semi-annual cash dividend of $0.23 per share.

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

In 2019, the federal banking agencies, including the FDIC, issued a rule establishing a “community bank leverage ratio” (the ratio of a bank’s tier 1 capital to average total consolidated assets) that qualifying institutions with less than $10 billion in assets may elect to use in lieu of the generally applicable leverage and risk-based capital requirements under Basel III. A qualifying banking organization that elects to use new ratio will be considered to have met all applicable federal regulatory capital and leverage requirements, including the minimum capital levels required to be considered “well capitalized, ” if it maintains community bank leverage ratio capital exceeding 9%.  The new rule became effective on January 1, 2020.  Plumas Bank has chosen not to opt into the community bank leverage ratio at this time.

The following table sets forth the Bank's actual capital amounts and ratios (dollar amounts in thousands):

			Minimum Amount of Capital Required
					To be Well-Capitalized
			For Capital		Under Prompt
	Actual		Adequacy Purposes (1)		Corrective Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
March 31, 2020
Common Equity Tier 1 Ratio	$93,849	13.6%	$31,029	4.5%	$44,819	6.5%
Tier 1 Leverage Ratio	93,849	10.8%	34,677	4.0%	43,347	5.0%
Tier 1 Risk-Based Capital Ratio	93,849	13.6%	41,371	6.0%	55,162	8.0%
Total Risk-Based Capital Ratio	101,902	14.8%	55,162	8.0%	68,952	10.0%

December 31, 2019
Common Equity Tier 1 Ratio	$90,317	13.1%	$31,059	4.5%	$44,863	6.5%
Tier 1 Leverage Ratio	90,317	10.4%	34,897	4.0%	43,622	5.0%
Tier 1 Risk-Based Capital Ratio	90,317	13.1%	41,412	6.0%	55,216	8.0%
Total Risk-Based Capital Ratio	97,810	14.2%	55,216	8.0%	69,020	10.0%

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

Off-Balance Sheet Arrangements

Loan Commitments. In the normal course of business, there are various commitments outstanding to extend credits that are not reflected in the financial statements. Commitments to extend credit and letters of credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Annual review of commercial credit lines, letters of credit and ongoing monitoring of outstanding balances reduces the risk of loss associated with these commitments. As of March 31, 2020, the Company had $104.5 million in unfunded loan commitments and $126 thousand in letters of credit. This compares to $111.4 million in unfunded loan commitments and $126 thousand in letters of credit at December 31, 2019. Of the $104.5 million in unfunded loan commitments, $57.7 million and $46.8 million represented commitments to commercial and consumer customers, respectively. Of the total unfunded commitments at March 31, 2020, $55.2 million were secured by real estate, of which $18.4 million was secured by commercial real estate and $36.8 million was secured by residential real estate in the form of equity lines of credit. The commercial loan commitments not secured by real estate primarily represent business lines of credit, while the consumer loan commitments not secured by real estate primarily represent revolving credit card lines and overdraft protection lines. Since some of the commitments are expected to expire without being drawn upon the total commitment amounts do not necessarily represent future cash requirements.

Leases. The Company leases three depository branches, three lending offices, two administrative offices and two non-branch automated teller machine locations. Including variable lease expense, total rent expense under all leases was $130 thousand and $109 thousand during the three months ended March 31, 2020 and 2019, respectively. The expiration dates of the leases vary, with the first such lease expiring during 2020 and the last such lease expiring during 2025.

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

The Company is a member of the FHLB and can borrow up to $214 million from the FHLB secured by commercial and residential mortgage loans with carrying values totaling $377 million. See “Short-term Borrowing Arrangements” for additional information on our FHLB borrowing capacity. In addition to its FHLB borrowing line, the Company has unsecured short-term borrowing agreements with three of its correspondent banks in the amounts of $20 million, $11 million and $10 million. There were no outstanding borrowings under the FHLB or the correspondent bank borrowing lines at March 31, 2020 or December 31, 2019.  To provide funding for the SBA's Payroll Protection Program, the Company plans on utilizing its FHLB line as needed as well as funding provided by the Federal Reserve Bank.

Customer deposits are the Company’s primary source of funds. Total deposits increased by $15.6 million from $747 million at December 31, 2019 to $763 million at March 31, 2020.  Deposits are held in various forms with varying maturities. The Company’s securities portfolio, Federal funds sold, FHLB advances, and cash and due from banks serve as the primary sources of liquidity, providing adequate funding for loans during periods of high loan demand. During periods of decreased lending, funds obtained from the maturing or sale of investments, loan payments, and new deposits are invested in short-term earning assets, such as cash held at the FRB, Federal funds sold and investment securities, to serve as a source of funding for future loan growth. Management believes that the Company’s available sources of funds, including borrowings, will provide adequate liquidity for its operations in the foreseeable future.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

The Company’s management, including the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of March 31, 2020.  The Company’s disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the U.S. Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.  Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2020.

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended March 31, 2020 that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

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

Item 1A RISK FACTORS

In addition to the other information set forth in this Form 10-Q you should carefully consider the risk factors that appeared under Item 1A, “Risk Factors” in the Company’s 2019 Annual Report. There are no material changes from the risk factors included within the Company’s 2019 Annual Report, other than the risks described below.

The economic impact of the novel COVID-19 outbreak could adversely affect our financial condition and results of operations.

In December 2019, a novel coronavirus (COVID-19) was reported in China, and, in March 2020, the World Health Organization declared it a pandemic. On March 12, 2020, the President of the United States declared the COVID-19 outbreak in the United States a national emergency. The COVID-19 pandemic has caused significant economic dislocation in the United States as many state and local governments have ordered non-essential businesses to close and residents to shelter in place at home. This has resulted in an unprecedented slow-down in economic activity and a related increase in unemployment. Since the COVID-19 outbreak, more than 30 million people have filed claims for unemployment, and stock markets have declined in value and, in particular, bank stocks have significantly declined in value. In response to the COVID-19 outbreak, the Federal Reserve Board has reduced the benchmark fed funds rate to a target range of 0% to 0.25%, and the yields on 10 and 30-year treasury notes have declined to historic lows. Various state governments and federal agencies are requiring lenders to provide forbearance and other relief to borrowers (e.g., waiving late payments and other fees). The federal banking agencies have encouraged financial institutions to prudently work with affected borrowers and recently passed legislation has provided relief from reporting loan classifications due to modifications related to the COVID-19 outbreak. Certain industries have been particularly hard-hit, including the travel and hospitality industry, the restaurant industry and the retail industry. Finally, the spread of the coronavirus has caused us to modify our business practices, including employee travel, employee work locations, and cancellation of physical participation in meetings, events and conferences. We may take further actions as may be required by government authorities or that we determine are in the best interests of our employees, customers and business partners.

Given the ongoing and dynamic nature of the circumstances, it is difficult to predict the full impact of the COVID-19 outbreak on our business. The extent of such impact will depend on future developments, which are highly uncertain, including when the COVID-19 can be controlled and abated and when and how the economy may be reopened.

As the result of the COVID-19 pandemic and the related adverse local and national economic consequences, we could be subject to any of the following risks, any of which could have a material, adverse effect on our business, financial condition, liquidity, and results of operations:

•	demand for our products and services may decline, making it difficult to grow assets and income;
•

if the economy is unable to substantially reopen, and high levels of unemployment continue for an extended period of time, loan delinquencies, problem assets, and foreclosures may increase, resulting in increased charges and reduced income;

•	collateral for loans, especially real estate, may decline in value, which could cause loan losses to increase;
•

our allowance for loan losses may have to be increased related to a deterioration in the credit quality of borrowers or the inability of borrowers to satisfy their obligations to the Company (and any related forbearances or restructurings that may be implemented) which will adversely affect our net income;

•	the net worth and liquidity of loan guarantors may decline, impairing their ability to honor commitments to us;
•	the value of securities in our investment portfolio may decline if, for example, the general economy deteriorates, inflation increases, credit ratings decline, the issuers’ financial condition deteriorates or the liquidity for debt securities declines;
•	material decreases in net income or a net loss over several quarters could result in a decrease in the rate or discontinuation of our quarterly cash dividend;
•	we rely on third party vendors for certain services and the unavailability of a critical service due to the COVID-19 outbreak could have an adverse effect on us; and
•	Federal Deposit Insurance Corporation premiums may increase if the agency experiences additional resolution costs.

Moreover, our future success and profitability substantially depends on the management skills of our executive officers and directors, many of whom have held officer and director positions with us for many years. The unanticipated loss or unavailability of key employees due to the outbreak could harm our ability to operate our business or execute our business strategy. We may not be successful in finding and integrating suitable successors in the event of key employee loss or unavailability.

Any one or a combination of the factors identified above could negatively impact our business, financial condition and results of operations and prospects.

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

10.5	Amendment to Salary Continuation Agreement of BJ North dated April 1, 2019, is included as Exhibit 10.3 to the Registrant’s 8-K filed on April 2, 2019, which is incorporated by this reference herein.

10.6	Salary Continuation Agreement of Aaron Boigon dated April 1, 2019, is included as Exhibit 10.4 to the Registrant’s 8-K filed on April 2, 2019, which is incorporated by this reference herein.

10.7	Promissory Note Dated October 24, 2013, is included as Exhibit 10.6 to the Registrant’s 10-Q filed on November 7, 2013, which is incorporated by this reference herein.

10.8*	Renewal, Extension , and Modification of Loan

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

31.1*	Rule 13a-14(a) [Section 302] Certification of Principal Financial Officer dated May 6, 2019.

31.2*	Rule 13a-14(a) [Section 302] Certification of Principal Executive Officer dated May 6, 2019.

32.1*	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 dated May 6, 2019.

32.2*	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 dated May 6, 2019.

101.INS*	XBRL Instance Document.

101.SCH*	XBRL Taxonomy Schema.

101.CAL*	XBRL Taxonomy Calculation Linkbase.

101.DEF*	XBRL Taxonomy Definition Linkbase.

101.LAB*	XBRL Taxonomy Label Linkbase.

101.PRE*	XBRL Taxonomy Presentation Linkbase.

*	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PLUMAS BANCORP
(Registrant)
Date: May 6, 2020
/s/ Richard L. Belstock
Richard L. Belstock
Chief Financial Officer

/s/ Andrew J. Ryback
Andrew J. Ryback
Director, President and Chief Executive Officer