Form 10-Q
period 2020-09-30
PLUMAS BANCORP
filed 2020-11-04
CIK 1168455

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED September 30, 2020

☐	TRANSITION REPORT UNDER SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM __________ TO ___________

COMMISSION FILE NUMBER: 000-49883

PLUMAS BANCORP

(Exact Name of Registrant as Specified in Its Charter)

California	75-2987096
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

35 S. Lindan Avenue, Quincy, California	95971
(Address of Principal Executive Offices)	(Zip Code)

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of  October 31, 2020. 5,181,032 shares.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

PLUMAS BANCORP AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands, except share data)

	September 30,	December 31,
	2020	2019

Assets
Cash and cash equivalents	$175,531	$46,942
Investment securities available for sale	158,002	159,320
Loans, less allowance for loan losses of $9,600 at September 30, 2020 and $7,243 at December 31, 2019	737,650	616,036
Real estate acquired through foreclosure	763	707
Premises and equipment, net	14,047	14,629
Bank owned life insurance	13,444	13,184
Accrued interest receivable and other assets	16,512	14,373
Total assets	$1,115,949	$865,191

Liabilities and Shareholders’ Equity

Deposits:
Non-interest bearing	$462,351	$331,619
Interest bearing	515,178	415,705
Total deposits	977,529	747,324
Repurchase agreements	15,159	16,013
Accrued interest payable and other liabilities	6,968	7,039
Federal Home Loan Bank advances	10,000	-
Junior subordinated deferrable interest debentures	10,310	10,310
Total liabilities	1,019,966	780,686

Commitments and contingencies (Note 5)

Shareholders’ equity:
Common stock, no par value; 22,500,000 shares authorized; issued and outstanding – 5,181,032 shares at September 30, 2020 and 5,165,760 at December 31, 2019	7,586	7,312
Retained earnings	84,094	75,144
Accumulated other comprehensive income, net	4,303	2,049
Total shareholders’ equity	95,983	84,505
Total liabilities and shareholders’ equity	$1,115,949	$865,191

See notes to unaudited condensed consolidated financial statements.

PLUMAS BANCORP AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(In thousands, except per share data)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Interest Income:
Interest and fees on loans	$8,978	$8,761	$26,080	$25,655
Interest on investment securities	799	1,075	2,615	3,353
Other	36	171	160	445
Total interest income	9,813	10,007	28,855	29,453
Interest Expense:
Interest on deposits	190	304	648	923
Interest on junior subordinated deferrable interest debentures	86	131	296	406
Other	2	5	7	11
Total interest expense	278	440	951	1,340
Net interest income before provision for loan losses	9,535	9,567	27,904	28,113
Provision for Loan Losses	800	300	2,800	900
Net interest income after provision for loan losses	8,735	9,267	25,104	27,213
Non-Interest Income:
Service charges	547	676	1,760	1,996
Interchange revenue	799	642	1,894	1,739
Gain on sale of loans	317	313	945	788
Gain on sale of investments	-	-	-	20
Other	498	515	1,710	1,578
Total non-interest income	2,161	2,146	6,309	6,121
Non-Interest Expenses:
Salaries and employee benefits	3,125	3,439	9,571	9,743
Occupancy and equipment	840	799	2,542	2,482
Other	1,839	1,637	5,257	5,077
Total non-interest expenses	5,804	5,875	17,370	17,302
Income before provision for income taxes	5,092	5,538	14,043	16,032
Provision for Income Taxes	1,400	1,536	3,850	4,402
Net income	$3,692	$4,002	$10,193	$11,630

Basic earnings per share	$0.71	$0.78	$1.97	$2.26
Diluted earnings per share	$0.71	$0.77	$1.95	$2.22

See notes to unaudited condensed consolidated financial statements.

PLUMAS BANCORP AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

(In thousands)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019

Net income	$3,692	$4,002	$10,193	$11,630
Other comprehensive income:
Change in net unrealized gain on securities	(184)	979	3,243	5,912
Change in unrealized loss on cash flow hedge	54	-	(43)	-
Reclassification adjustments for net gains included in net income	-	-	-	(20)
Net unrealized holding (loss) gain	(130)	979	3,200	5,892
Related tax effect:
Change in net unrealized gain	54	(289)	(959)	(1,748)
Change in unrealized loss on cash flow hedge	(16)	-	13	-
Reclassification of net gains included in net income	-	-	-	6
Income tax effect	38	(289)	(946)	(1,742)
Other comprehensive (loss) income	(92)	690	2,254	4,150
Total comprehensive income	$3,600	$4,692	$12,447	$15,780

See notes to unaudited condensed consolidated financial statements.

PLUMAS BANCORP AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

(in thousands, except shares)

	Common Stock		Retained	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’
	Shares	Amount	Earnings	(Net of Taxes)	Equity

Balance, December 31, 2018	5,137,476	$6,944	$62,005	$(2,017)	$66,932
Net Income			11,630		11,630
Other comprehensive income				4,150	4,150
Cash dividends on common stock			(1,186)		(1,186)
Exercise of stock options and tax effect	22,084	103			103
Stock-based compensation expense		150			150
Balance, September 30, 2019	5,159,560	$7,197	$72,449	$2,133	$81,779

Balance, December 31, 2019	5,165,760	$7,312	$75,144	$2,049	$84,505
Net Income			10,193		10,193
Other comprehensive income				2,254	2,254
Cash dividends on common stock			(1,243)		(1,243)
Exercise of stock options and tax effect	15,272	79			79
Stock-based compensation expense		195			195
Balance, September 30, 2020	5,181,032	$7,586	$84,094	$4,303	$95,983

See notes to unaudited condensed consolidated financial statements.

PLUMAS BANCORP AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	For the Nine Months Ended
	September 30,
	2020	2019
Cash Flows from Operating Activities:
Net income	$10,193	$11,630
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	2,800	900
Change in deferred loan origination costs/fees, net	3,809	(553)
Depreciation and amortization	1,077	1,065
Stock-based compensation expense	195	150
Gain on sale of investments	-	(20)
Amortization of investment security premiums	776	598
Gain (loss) on sale of OREO and other vehicles	11	(14)
Gain on sale of loans held for sale	(945)	(788)
Gain on sale of building	(218)	-
Loans originated for sale	(18,647)	(16,766)
Proceeds from loan sales	21,283	17,887
Earnings on bank-owned life insurance	(260)	(246)
Increase in accrued interest receivable and other assets	(2,959)	(297)
Decrease in accrued interest payable and other liabilities	(114)	(643)
Net cash provided by operating activities	17,001	12,903

Cash Flows from Investing Activities:
Proceeds from principal repayments from available-for-sale government-sponsored mortgage-backed securities	30,247	16,946
Proceeds from matured and called available-for-sale securities	380	-
Purchases of available-for-sale securities	(26,790)	(21,471)
Proceeds from sale of available-for-sale securities	-	11,379
Purchase of FHLB stock	(150)	-
Net increase in loans	(130,637)	(36,881)
Proceeds from sale of OREO	-	85
Proceeds from sale of other vehicles	370	420
Proceed from sale of building	1,348	-
Purchase of premises and equipment	(1,367)	(1,053)
Net cash used in investing activities	(126,599)	(30,575)

Continued on next page.

PLUMAS BANCORP AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

(Continued)

	For the Nine Months Ended
	September 30,
	2020	2019
Cash Flows from Financing Activities:
Net increase in demand, interest bearing and savings deposits	$229,521	$64,328
Net increase (decrease) in time deposits	684	(14,710)
Net (decrease) increase in securities sold under agreements to repurchase	(854)	331
Cash dividends paid on common stock	(1,243)	(1,186)
Proceeds from FHLB advances	10,000	-
Proceeds from exercise of stock options	79	103
Net cash provided by financing activities	238,187	48,866
Increase in cash and cash equivalents	128,589	31,194
Cash and Cash Equivalents at Beginning of Year	46,942	46,686
Cash and Cash Equivalents at End of Period	$175,531	$77,880

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:
Interest expense	$976	$1,334
Income taxes	$3,922	$4,409

Non-Cash Investing Activities:
Real estate and vehicles acquired through foreclosure	$381	$409

Non-Cash Financing Activities:
Common stock retired in connection with the exercise of stock options	$46	$42

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

Plumas Statutory Trust I and Trust II are not consolidated into the Company's consolidated financial statements and, accordingly, are accounted for under the equity method. The Company's investment in Trust I of $356,000 and Trust II of $181,000 are included in accrued interest receivable and other assets on the consolidated balance sheet. The junior subordinated deferrable interest debentures issued and guaranteed by the Company and held by Trust I and Trust II are reflected as debt on the consolidated balance sheet.

The accounting and reporting policies of Plumas Bancorp and subsidiary conform with accounting principles generally accepted in the United States of America and prevailing practices within the banking industry. In the opinion of management, the unaudited condensed consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the Company’s financial position at  September 30, 2020 and the results of its operations and its cash flows for the three- and nine-month periods ended September 30, 2020 and 2019. Our condensed consolidated balance sheet at  December 31, 2019 is derived from audited financial statements.

The unaudited condensed consolidated financial statements of the Company have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim reporting on Form 10-Q. Accordingly, certain disclosures normally presented in the notes to the annual consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been omitted. The Company believes that the disclosures are adequate to make the information not misleading. These interim financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's 2019 Annual Report to Shareholders on Form 10-K. The results of operations for the three- and nine-month periods ended September 30, 2020 may not necessarily be indicative of future operating results. In preparing such financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the balance sheet and revenues and expenses for the periods reported. Actual results could differ significantly from those estimates.

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

3.   INVESTMENT SECURITIES AVAILABLE FOR SALE

The amortized cost and estimated fair value of investment securities at September 30, 2020 and December 31, 2019 consisted of the following, in thousands:

Available-for-Sale	September 30, 2020
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Debt securities:
U.S. Government-sponsored agencies collateralized by mortgage obligations- residential	$105,925	$4,086	$(2)	$110,009
U.S. Government-agencies collateralized by mortgage obligations-commercial	5,400	16	-	5,416
Obligations of states and political subdivisions	40,525	2,110	(58)	42,577
	$151,850	$6,212	$(60)	$158,002

Unrealized gains on available-for-sale investment securities totaling $6,152,000 were recorded, net of $1,818,000 in tax expense, as accumulated other comprehensive income within shareholders' equity at September 30, 2020.  No securities were sold during the nine months ended September 30, 2020.

Available-for-Sale	December 31, 2019
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Debt securities:
U.S. Government-sponsored agencies collateralized by mortgage obligations- residential	$123,940	$1,924	$(186)	$125,678
Obligations of states and political subdivisions	32,470	1,201	(29)	33,642
	$156,410	$3,125	$(215)	$159,320

Unrealized gains on available-for-sale investment securities totaling $2,910,000 were recorded, net of $861,000 in tax expense, as accumulated other comprehensive income within shareholders' equity at December 31, 2019. During the three and nine months ended September 30, 2019 the Company sold forty available-for-sale investment securities for total proceeds of $11,379,000 recording a $20,000 gain on sale. The Company realized a gain on sale from twenty-three of these securities totaling $59,000 and a loss on sale on seventeen securities of $39,000.  No securities were sold during the nine months ended September 30, 2020.

There were no transfers of available-for-sale investment securities during the nine months ended September 30, 2020 and twelve months ended December 31, 2019. There were no securities classified as held-to-maturity at September 30, 2020 or December 31, 2019.

Investment securities with unrealized losses at September 30, 2020 and December 31, 2019 are summarized and classified according to the duration of the loss period as follows, in thousands:

September 30, 2020	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
Debt securities:
U.S. Government-sponsored agencies collateralized by mortgage obligations-residential	$3,849	$2	$-	$-	$3,849	$2
U.S. Government-agencies collateralized by mortgage obligations-commercial	-	-	-	-	-	-
Obligations of states and political subdivisions	3,368	58	-	-	3,368	58
	$7,217	$60	$-	$-	$7,217	$60

December 31, 2019	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
Debt securities:
U.S. Government-sponsored agencies collateralized by mortgage obligations-residential	$10,319	$31	$19,733	$155	$30,052	$186
Obligations of states and political subdivisions	2,965	29	-	-	2,965	29
	$13,284	$60	$19,733	$155	$33,017	$215

At September 30, 2020, the Company held 206 securities of which 9 were in a loss position. All of the securities in a loss position were in a loss position for less than twelve months. Of the 206 securities, 100 are U.S. Government-sponsored agencies collateralized by residential mortgage obligations, 2 are U.S. Government- agencies collateralized by commercial mortgage obligations  and 104 were obligations of states and political subdivisions. The unrealized losses relate principally to market rate conditions. All of the securities continue to pay as scheduled. When analyzing an issuer’s financial condition, management considers the length of time and extent to which the market value has been less than cost; the historical and implied volatility of the security; the financial condition of the issuer of the security; and the Company’s intent and ability to hold the security to recovery. As of September 30, 2020, management does not have the intent to sell these securities nor does it believe it is more likely than not that it will be required to sell these securities before the recovery of its amortized cost basis. Based on the Company’s evaluation of the above and other relevant factors, the Company does not believe the securities that are in an unrealized loss position as of September 30, 2020 are other than temporarily impaired.

The amortized cost and estimated fair value of investment securities at September 30, 2020 by contractual maturity are shown below, in thousands.

	Amortized Cost	Estimated Fair Value
Within one year	$120	$120
After one year through five years	3,903	4,076
After five years through ten years	5,552	5,893
After ten years	30,950	32,488
Investment securities not due at a single maturity date:
Government- agencies commercial mortgage-backed securities	5,400	5,416
Government-sponsored agencies residential mortage-backed securities	105,925	110,009
	$151,850	$158,002

Expected maturities will differ from contractual maturities because the issuers of the securities may have the right to call or prepay obligations with or without call or prepayment penalties.

Investment securities with amortized costs totaling $104,625,000 and $83,596,000 and estimated fair values totaling $108,649,000 and $84,625,000 at September 30, 2020 and December 31, 2019, respectively, were pledged to secure deposits and repurchase agreements.

4. LOANS AND THE ALLOWANCE FOR LOAN LOSSES

Outstanding loans are summarized below, in thousands:

	September 30,	December 31,
	2020	2019

Commercial	$167,770	$47,892
Agricultural	74,209	78,785
Real estate – residential	12,848	14,530
Real estate – commercial	333,768	316,986
Real estate – construction and land development	27,886	31,181
Equity lines of credit	34,894	35,471
Auto	92,248	90,310
Other	4,262	4,563
Total loans	747,885	619,718
Deferred loan (fees) costs, net	(635)	3,561
Allowance for loan losses	(9,600)	(7,243)
Total net loans	$737,650	$616,036

Changes in the allowance for loan losses, in thousands, were as follows:

	September 30,	December 31,
	2020	2019

Balance, beginning of period	$7,243	$6,958
Provision charged to operations	2,800	1,500
Losses charged to allowance	(668)	(1,521)
Recoveries	225	306
Balance, end of period	$9,600	$7,243

The recorded investment in impaired loans totaled $2,083,000 and $2,244,000 at September 30, 2020 and December 31, 2019, respectively. The Company had specific allowances for loan losses of $153,000 on impaired loans of $535,000 at September 30, 2020 as compared to specific allowances for loan losses of $154,000 on impaired loans of $539,000 at December 31, 2019. The balance of impaired loans in which no specific reserves were required totaled $1,548,000 and $1,705,000 at September 30, 2020 and December 31, 2019, respectively. The average recorded investment in impaired loans for the nine months ended September 30, 2020 and September 30, 2019 was $2,111,000 and $1,771,000, respectively. The Company recognized $45,000 in interest income for impaired loans during the nine months ended September 30, 2020 and 2019. No interest was recognized on nonaccrual loans accounted on a cash basis during the nine months ended September 30, 2020 and 2019.

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

The carrying value of troubled debt restructurings at September 30, 2020 and December 31, 2019 was $1,002,000 and $1,016,000, respectively. The Company has allocated  $32,000 and $33,000 of specific reserves on loans to customers whose loan terms have been modified in troubled debt restructurings as of September 30, 2020 and December 31, 2019. The Company has not committed to lend additional amounts on loans classified as troubled debt restructurings at September 30, 2020 and December 31, 2019.

There were no troubled debt restructurings that occurred during the nine months ending September 30, 2020 or September 30, 2019.

There were no troubled debt restructurings for which there was a payment default within twelve months following the modification during the nine months ended September 30, 2020 and 2019, respectively.

At September 30, 2020 and December 31, 2019, nonaccrual loans totaled $2,445,000 and $2,050,000, respectively. Interest foregone on nonaccrual loans totaled $85,000 and $116,000 for the nine months ended September 30, 2020 and 2019, respectively. Interest foregone on nonaccrual loans totaled $22,000 and $47,000 for the three and nine months ended September 30, 2020 and 2019, respectively. There were no loans past due 90 days or more and on accrual status at September 30, 2020 and December 31, 2019.

Salaries and employee benefits totaling $1,788,000 and $1,716,000 have been deferred as loan origination costs during the nine months ended September 30, 2020 and 2019, respectively. Salaries and employee benefits totaling $588,000 and $511,000 have been deferred as loan origination costs during the three months ended September 30, 2020 and 2019, respectively.

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

Loans not meeting the criteria above that are analyzed individually as part of the above described process are considered to be pass-rated loans.

The following table shows the loan portfolio allocated by management's internal risk ratings at the dates indicated, in thousands:

September 30, 2020	Commercial Credit Exposure
	Credit Risk Profile by Internally Assigned Grade
Grade:	Commercial	Agricultural	Real Estate-Residential	Real Estate-Commercial	Real Estate-Construction	Equity LOC	Total
Pass	$167,515	$73,852	$12,644	$332,249	$27,808	$34,378	$648,446
Special Mention	252	357	-	653	-	-	1,262
Substandard	3	-	204	866	78	516	1,667
Doubtful	-	-	-	-	-	-	-
Total	$167,770	$74,209	$12,848	$333,768	$27,886	$34,894	$651,375

December 31, 2019	Commercial Credit Exposure
	Credit Risk Profile by Internally Assigned Grade
Grade:	Commercial	Agricultural	Real Estate-Residential	Real Estate-Commercial	Real Estate-Construction	Equity LOC	Total
Pass	$47,334	$76,620	$14,253	$309,785	$31,097	$34,855	$513,944
Special Mention	478	2,165	-	4,954	-	-	7,597
Substandard	80	-	277	2,247	84	616	3,304
Doubtful	-	-	-	-	-	-	-
Total	$47,892	$78,785	$14,530	$316,986	$31,181	$35,471	$524,845

	Consumer Credit Exposure			Consumer Credit Exposure
	Credit Risk Profile Based on Payment Activity			Credit Risk Profile Based on Payment Activity
	September 30, 2020			December 31, 2019
	Auto	Other	Total	Auto	Other	Total
Grade:
Performing	$91,507	$4,225	$95,732	$90,128	$4,559	$94,687
Non-performing	741	37	778	182	4	186
Total	$92,248	$4,262	$96,510	$90,310	$4,563	$94,873

The following tables show the allocation of the allowance for loan losses at the dates indicated, in thousands:

Nine Months Ended September 30, 2020:	Commercial	Agricultural	Real Estate-Residential	Real Estate-Commercial	Real Estate-Construction	Equity LOC	Auto	Other	Total
Allowance for Loan Losses
Beginning balance	$617	$653	$163	$3,426	$481	$393	$1,409	$101	$7,243
Charge-offs	(131)	-	-	-	-	-	(457)	(80)	(668)
Recoveries	21	-	3	6	-	3	185	7	225
Provision	450	93	8	1,345	87	94	642	81	2,800
Ending balance	$957	$746	$174	$4,777	$568	$490	$1,779	$109	$9,600
Three Months Ended September 30, 2020:
Beginning balance	$788	$691	$173	$4,405	$476	$474	$1,712	$116	$8,835
Charge-offs	-	-	-	-	-	-	(94)	(39)	(133)
Recoveries	14	-	1	3	-	1	78	1	98
Provision	155	55	-	369	92	15	83	31	800
Ending balance	$957	$746	$174	$4,777	$568	$490	$1,779	$109	$9,600
Nine Months Ended September 30, 2019:
Allowance for Loan Losses
Beginning balance	$914	$538	$214	$2,686	$758	$464	$1,289	$95	$6,958
Charge-offs	(186)	-	-	-	-	(6)	(624)	(58)	(874)
Recoveries	21	-	2	2	-	4	207	6	242
Provision	14	123	(42)	399	(118)	(29)	494	59	900
Ending balance	$763	$661	$174	$3,087	$640	$433	$1,366	$102	$7,226
Three Months Ended September 30, 2019:
Allowance for Loan Losses
Beginning balance	$721	$627	$177	$2,997	$597	$468	$1,372	$99	$7,058
Charge-offs	(49)	-	-	-	-	(1)	(140)	(27)	(217)
Recoveries	5	-	-	2	-	2	72	4	85
Provision	86	34	(3)	88	43	(36)	62	26	300
Ending balance	$763	$661	$174	$3,087	$640	$433	$1,366	$102	$7,226
September 30, 2020:
Allowance for Loan Losses
Ending balance: individually evaluated for impairment	$-	$-	$26	$122	$5	$-	$-	$-	$153
Ending balance: collectively evaluated for impairment	957	746	148	4,655	563	490	1,779	109	9,447
Ending balance	$957	$746	$174	$4,777	$568	$490	$1,779	$109	$9,600
Loans
Ending balance: individually evaluated for impairment	$-	$245	$649	$786	$108	$295	$-	$-	$2,083
Ending balance: collectively evaluated for impairment	167,770	73,964	12,199	332,982	27,778	34,599	92,248	4,262	745,802
Ending balance	$167,770	$74,209	$12,848	$333,768	$27,886	$34,894	$92,248	$4,262	$747,885

December 31, 2019:	Commercial	Agricultural	Real Estate-Residential	Real Estate-Commercial	Real Estate-Construction	Equity LOC	Auto	Other	Total
Allowance for Loan Losses
Ending balance: individually evaluated for impairment	$-	$-	$28	$121	$5	$-	$-	$-	$154
Ending balance: collectively evaluated for impairment	617	653	135	3,305	476	393	1,409	101	7,089
Ending Balance	$617	$653	$163	$3,426	$481	$393	$1,409	$101	$7,243
Loans
Ending balance: individually evaluated for impairment	$25	$248	$612	$815	$110	$434	$-	$-	$2,244
Ending balance: collectively evaluated for impairment	47,867	78,537	13,918	316,171	31,071	35,037	90,310	4,563	617,474
Ending balance	$47,892	$78,785	$14,530	$316,986	$31,181	$35,471	$90,310	$4,563	$619,718

The following table shows an aging analysis of the loan portfolio by the time past due, in thousands:

				Total
September 30, 2020		90 Days		Past Due
	30-89 Days	and Still		and
	Past Due	Accruing	Nonaccrual	Nonaccrual	Current	Total

Commercial	$149	$-	$3	$152	$167,618	$167,770
Agricultural	250	-	-	250	73,959	74,209
Real estate – residential	70	-	204	274	12,574	12,848
Real estate – commercial	42	-	866	908	332,860	333,768
Real estate - construction & land	-	-	78	78	27,808	27,886
Equity Lines of Credit	82	-	516	598	34,296	34,894
Auto	685	-	741	1,426	90,822	92,248
Other	84	-	37	121	4,141	4,262
Total	$1,362	$-	$2,445	$3,807	$744,078	$747,885

				Total
December 31, 2019		90 Days		Past Due
	30-89 Days	and Still		and
	Past Due	Accruing	Nonaccrual	Nonaccrual	Current	Total

Commercial	$333	$-	$58	$391	$47,501	$47,892
Agricultural	199	-	-	199	78,586	78,785
Real estate – residential	-	-	277	277	14,253	14,530
Real estate - commercial	1,467	-	830	2,297	314,689	316,986
Real estate - construction & land	-	-	83	83	31,098	31,181
Equity Lines of Credit	288	-	616	904	34,567	35,471
Auto	1,281	-	182	1,463	88,847	90,310
Other	87	-	4	91	4,472	4,563
Total	$3,655	$-	$2,050	$5,705	$614,013	$619,718

The following tables show information related to impaired loans at September 30, 2020, in thousands:

		Unpaid		Average	Interest
	Recorded	Principal	Related	Recorded	Income
As of September 30, 2020:	Investment	Balance	Allowance	Investment	Recognized

With no related allowance recorded:
Commercial	$-	$-	$-	$-	$-
Agricultural	245	245	-	247	14
Real estate – residential	474	500	-	477	21
Real estate – commercial	534	604	-	549	-
Real estate – construction & land	-	-	-	-	-
Equity Lines of Credit	295	321	-	301	-
Auto	-	-	-	-	-
Other	-	-	-	-	-
With an allowance recorded:
Commercial	$-	$-	$-	$-	$-
Agricultural	-	-	-	-	-
Real estate – residential	175	175	26	176	5
Real estate – commercial	252	271	122	252	-
Real estate – construction & land	108	108	5	109	5
Equity Lines of Credit	-	-	-	-	-
Auto	-	-	-	-	-
Other	-	-	-	-	-
Total:
Commercial	$-	$-	$-	$-	$-
Agricultural	245	245	-	247	14
Real estate – residential	649	675	26	653	26
Real estate – commercial	786	875	122	801	-
Real estate – construction & land	108	108	5	109	5
Equity Lines of Credit	295	321	-	301	-
Auto	-	-	-	-	-
Other	-	-	-	-	-
Total	$2,083	$2,224	$153	$2,111	$45

The following tables show information related to impaired loans at December 31, 2019, in thousands:

		Unpaid		Average	Interest
	Recorded	Principal	Related	Recorded	Income
As of December 31, 2019:	Investment	Balance	Allowance	Investment	Recognized

With no related allowance recorded:
Commercial	$25	$85	$-	$23	$-
Agricultural	248	248	-	249	19
Real estate – residential	435	447	-	385	29
Real estate – commercial	563	614	-	476	-
Real estate – construction & land	-	-	-	-	-
Equity Lines of Credit	434	457	-	213	-
Auto	-	-	-	-	-
Other	-	-	-	-	-
With an allowance recorded:
Commercial	$-	$-	$-	$-	$-
Agricultural	-	-	-	-	-
Real estate – residential	177	177	28	178	7
Real estate – commercial	252	261	121	139	-
Real estate – construction & land	110	110	5	114	7
Equity Lines of Credit	-	-	-	-	-
Auto	-	-	-	-	-
Other	-	-	-	-	-
Total:
Commercial	$25	$85	$-	$23	$-
Agricultural	248	248	-	249	19
Real estate – residential	612	624	28	563	36
Real estate – commercial	815	875	121	615	-
Real estate – construction & land	110	110	5	114	7
Equity Lines of Credit	434	457	-	213	-
Auto	-	-	-	-	-
Other	-	-	-	-	-
Total	$2,244	$2,399	$154	$1,777	$62

5. COMMITMENTS AND CONTINGENCIES

The Company is party to claims and legal proceedings arising in the ordinary course of business. In the opinion of the Company’s management, the amount of ultimate liability with respect to such proceedings will not have a material adverse effect on the financial condition or result of operations of the Company taken as a whole.

In the normal course of business, there are various outstanding commitments to extend credit, which are not reflected in the financial statements, including loan commitments of $147.3 million and $111.4 million and stand-by letters of credit of $631 thousand and $126 thousand at September 30, 2020 and December 31, 2019, respectively.

Of the loan commitments outstanding at September 30, 2020, $43.6 million are real estate construction loan commitments that are expected to fund within the next twelve months. The remaining commitments primarily relate to revolving lines of credit or other commercial loans, and many of these are expected to expire without being drawn upon. Therefore, the total commitments do not necessarily represent future cash requirements. Each loan commitment and the amount and type of collateral obtained, if any, are evaluated on an individual basis. Collateral held varies, but may include real property, bank deposits, debt or equity securities or business assets.

Stand-by letters of credit are conditional commitments written to guarantee the performance of a customer to a third party. These guarantees are primarily related to the purchases of inventory by commercial customers and are typically short-term in nature. Credit risk is similar to that involved in extending loan commitments to customers and accordingly, evaluation and collateral requirements similar to those for loan commitments are used. The deferred liability related to the Company’s stand-by letters of credit was not significant at September 30, 2020 or December 31, 2019.

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

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
(In thousands, except per share data)	2020	2019	2020	2019
Net Income:
Net income	$3,692	$4,002	$10,193	$11,630
Earnings Per Share:
Basic earnings per share	$0.71	$0.78	$1.97	$2.26
Diluted earnings per share	$0.71	$0.77	$1.95	$2.22
Weighted Average Number of Shares Outstanding:
Basic shares	5,179	5,160	5,176	5,153
Diluted shares	5,230	5,227	5,229	5,227

Shares of common stock issuable under stock options for which the exercise prices were greater than the average market prices were not included in the computation of diluted earnings per share due to their antidilutive effect.  Stock options not included in the computation of diluted earnings per share, due to shares not being in-the-money and having an antidilutive effect, were approximately 201,000 and 71,000 for the three- and nine-month periods ended September 30, 2020 and 2019, respectively.

7. STOCK-BASED COMPENSATION

In May 2013, the Company established the 2013 Stock Option Plan for which 391,835 shares of common stock are reserved and 109,100 shares are available for future grants as of September 30, 2020. The 2013 Plan requires that the option price may not be less than the fair market value of the stock at the date the option is granted, and that the stock must be paid in full at the time the option is exercised. Payment in full for the option price must be made in cash, with Company common stock previously acquired by the optionee and held by the optionee for a period of at least nine months, in options of the Optionee that are fully vested and exercisable or in any combination of the foregoing. The options expire on dates determined by the Board of Directors, but not later than ten years from the date of grant.

During the nine months ended September 30, 2020 the Company granted options to purchase 5,000 shares of common stock.  No options were granted during the nine months ended September 30, 2019.

The fair value of each option was estimated on the date of grant using the following assumptions.

2020
Expected life of stock options (in years)	5.1
Risk free interest rate	1.68%
Daily Volatility	26.0%
Dividend yields	1.29%
Weighted-average fair value of options granted during the nine months ended September 30, 2020	$5.92

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

A summary of the activity within the 2013 Plan follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term in Years	Intrinsic Value
Options outstanding at January 1, 2020	302,385	$17.73
Options granted	5,000	26.42
Options cancelled	(7,600)	24.40
Options exercised	(17,050)	7.29
Options outstanding at September 30, 2020	282,735	$18.34	5.5	$947,347
Options exercisable at September 30, 2020	114,185	$12.71	3.6	$947,347
Expected to vest after September 30, 2020	150,431	$22.15	6.8	$-

As of September 30, 2020, there was $616,000 of total unrecognized compensation cost related to non-vested, share-based compensation. That cost is expected to be recognized over a weighted average period of 2.8 years.

The total fair value of options vested during the nine months ended September 30, 2020 and 2019 was $186,000 and $197,000, respectively. The total intrinsic value of options at time of exercise was $285,000 and $311,000 for the nine months ended September 30, 2020 and 2019, respectively.

Compensation cost related to stock options recognized in operating results under the stock option plans was $195,000 and $150,000 for the nine months ended September 30, 2020 and 2019, respectively. The associated income tax benefit recognized was $14,000 for the nine months ended September 30, 2020 and $10,000 for the nine months ended nine months ended September 30, 2019. Compensation cost related to stock options recognized in operating results under the stock option plan was $62,000 and $50,000 for the three months ended September 30, 2020 and 2019, respectively. The associated income tax benefit recognized was $4,000 for the three months ended September 30, 2020 and $3,000 for the three months ended September 30, 2019.

Cash received from option exercises under the plan for the nine months ended September 30, 2020 and 2019 were $79,000 and $103,000, respectively. The tax benefit realized for the tax deductions from option exercise totaled $10,000 and $24,000 for the nine months ended September 30, 2020 and 2019, respectively.

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

Interest expense and penalties associated with unrecognized tax benefits, if any, are classified as income tax expense in the consolidated statements of income. There have been no significant changes to unrecognized tax benefits or accrued interest and penalties for the nine months ended September 30, 2020.

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

Fair Value of Financial Instruments

The carrying amounts and estimated fair values of financial instruments, at September 30, 2020 follows, in thousands:

		Fair Value Measurements at September 30, 2020, Using:
	Carrying Value	Level 1	Level 2	Level 3	Total Fair Value
Financial assets:
Cash and cash equivalents	$175,531	$175,531	$-	$-	$175,531
Investment securities	158,002	-	158,002	-	158,002
Loans, net	737,650	-	-	769,605	769,605
FHLB stock	3,667	-	-	-	N/A
Accrued interest receivable	5,421	8	564	4,849	5,421
Financial liabilities:
Deposits	977,529	938,651	40,459	-	979,110
Interest rate swaps	43		43		43
Repurchase agreements	15,159	-	15,159	-	15,159
FHLB advances	10,000	-	9,992	-	9,992
Junior subordinated deferrable interest debentures	10,310	-	-	7,249	7,249
Accrued interest payable	71	8	48	15	71

The carrying amounts and estimated fair values of financial instruments, at December 31, 2019 follows, in thousands:

		Fair Value Measurements at December 31, 2019 Using:
	Carrying Value	Level 1	Level 2	Level 3	Total Fair Value
Financial assets:
Cash and cash equivalents	$46,942	$46,942	$-	$-	$46,942
Investment securities	159,320	-	159,320	-	159,320
Loans, net	616,036	-	-	626,795	626,795
FHLB stock	3,517	-	-	-	N/A
Accrued interest receivable	3,398	15	574	2,809	3,398
Financial liabilities:
Deposits	747,324	709,130	38,202	-	747,332
Repurchase agreements	16,013	-	16,013	-	16,013
Junior subordinated deferrable interest debentures	10,310	-	-	7,661	7,661
Accrued interest payable	96	13	60	23	96

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

The following tables present information about the Company’s assets and liabilities measured at fair value on a recurring and non-recurring basis as of September 30, 2020 and December 31, 2019, and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value:

Assets and liabilities measured at fair value on a recurring basis at September 30, 2020 are summarized below, in thousands:

		Fair Value Measurements at
		September 30, 2020 Using
		Quoted
		Prices in
		Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
		Assets	Inputs	Inputs
	Total Fair Value	(Level 1)	(Level 2)	(Level 3)
Assets:
U.S. Government-sponsored agencies collateralized by mortgage obligations- residential	$110,009	$-	$110,009	$-
U.S. Government-agencies collateralized by mortgage obligations-commercial	5,416	-	5,416	-
Obligations of states and political subdivisions	42,577		42,577
	$158,002	$-	$158,002	$-
Liabilities:
Interest rate swaps	$43	$-	$43	$-

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

Assets and liabilities measured at fair value on a non-recurring basis at September 30, 2020 are summarized below, in thousands:

		Fair Value Measurements at
		September 30, 2020 Using
		Quoted
		Prices in			Total
		Active	Significant		Losses
		Markets for	Other	Significant	Nine Months
		Identical	Observable	Unobservable	Ended
		Assets	Inputs	Inputs	September 30,
	Total Fair Value	(Level 1)	(Level 2)	(Level 3)	2020
Assets:
Impaired loans:
Real estate – commercial	$130	$-	$-	$130	$-
Other real estate:
Real estate – commercial	347	-	-	347	-
Real estate – residential	56	-	-	56	-
Real estate - construction and land	360	-	-	360	-
Total other real estate	763	-	-	763	-
Total	$893	$-	$-	$893	$-

Assets and liabilities measured at fair value on a non-recurring basis at December 31, 2019 are summarized below, in thousands:

		Fair Value Measurements at
		December 31, 2019 Using
		Quoted
		Prices in			Total
		Active	Significant		Losses
		Markets for	Other	Significant	Nine Months
		Identical	Observable	Unobservable	Ended
		Assets	Inputs	Inputs	September 30,
	Total Fair Value	(Level 1)	(Level 2)	(Level 3)	2019
Assets:
Impaired loans:
Real estate – commercial	$130	$-	$-	$130	$118
Other real estate:
Real estate – commercial	347	-	-	347	-
Real estate - construction and land	360	-	-	360	-
Total other real estate	707	-	-	707	-
Total	$837	$-	$-	$837	$118

The Company has no liabilities which are reported at fair value.

The following methods were used to estimate fair value.

Collateral-Dependent Impaired Loans: The Bank does not record loans at fair value on a recurring basis. However, from time to time, fair value adjustments are recorded on these loans to reflect partial write-downs, through charge-offs or specific reserve allowances, that are based on fair value estimates of the underlying collateral. The fair value estimates for collateral-dependent impaired loans are generally based on recent real estate appraisals or broker opinions, obtained from independent third parties, which are frequently adjusted by management to reflect current conditions and estimated selling costs (Level 3).  Net losses of $0 and $118,000 represent impairment charges recognized during the nine months ended September 30, 2020 and 2019, respectively, related to the above impaired loans.

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

The following table presents quantitative information about Level 3 fair value measurements for financial instruments measured at fair value on a non-recurring basis at September 30, 2020 and December 31, 2019 (dollars in thousands):

					Range		Range
	Fair Value	Fair Value	Valuation		(Weighted Average)		(Weighted Average)
Description	9/30/2020	12/31/2019	Technique	Significant Unobservable Input	9/30/2020		12/31/2019
Impaired Loans:

RE – Commercial	$130	$130	Third Party appraisals	Management Adjustments to Reflect Current Conditions and Selling Costs	10%	(10.0)%	10%	(10.0)%

Other Real Estate:

RE – Commercial	$347	$347	Third Party appraisals	Management Adjustments to Reflect Current Conditions and Selling Costs	16% - 17%	(16.0)%	16% - 17%	(16.0)%

RE – Residential	$56	$-	Third Party appraisals	Management Adjustments to Reflect Current Conditions and Selling Costs	47.0%	(47.0)%	N/A

RE -Construction and Land	$360	$360	Third Party appraisals	Management Adjustments to Reflect Current Conditions and Selling Costs	10%	(10.0)%	10%	(10.0)%

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

INTRODUCTION

The following discussion and analysis sets forth certain statistical information relating to the Company as of September 30, 2020 and December 31, 2019 and for the three- and nine-month periods ended September 30, 2020 and 2019. This discussion should be read in conjunction with the condensed consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q and the consolidated financial statements and notes thereto included in Plumas Bancorp’s Annual Report filed on Form 10-K for the year ended December 31, 2019.

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

COVID-19 Loan Forbearance Programs

Section 4013 of the Coronavirus Aid, Relief and Economic Security Act (CARES Act) provides that a qualified loan modification is exempt by law from classification as a Troubled Debt Restructuring pursuant to U.S. Generally Accepted Accounting Principles (GAAP).  In addition, FIL -36-2020 issued by the FDIC on April 7, 2020 encourages financial institutions to work constructively with borrowers affected by COVID-19; states that the FDIC will not criticize institutions for prudent loan modifications; and views prudent loan modification programs to financial institution customers affected by COVID-19 as positive actions that can effectively manage or mitigate adverse impacts on borrowers due to COVID-19, and lead to improved loan performance and reduced credit risk.  Pursuant to this new guidance, we have instituted loan forbearance programs to assist borrowers with managing cash flows disrupted due to COVID-19.  As of September 30, 2020, there were 251 loan forbearance agreements outstanding which allow for the deferral of up to 6 months in payments representing approximately $65.9 million in loan balances.  The following table presents loans under forbearance programs by loan type as of September 30, 2020 with the expected month that payments are to resume, dollars in thousands.

	Month Payments Resume
Loan Type	October	November	December	Other	Total
Agricultural	$ -	$ 147	$ 47	$ 21	$ 215
Commercial	1,804	609	934	-	3,347
Real Estate - Residential	2,274	-	-	-	2,274
Real Estate - Commercial	38,097	3,091	622	9,780	51,590
Real Estate - Construction	2,420	-	-	-	2,420
Equity Lines of Credit	174	-	-	-	174
Automobile	3,167	1,144	313	1,192	5,816
Other	37	32	-	5	74
Total	$ 47,973	$ 5,023	$ 1,916	$ 10,998	$ 65,910

U.S. Small Business Administration Paycheck Protection Program

The CARES Act also provided for the Paycheck Protection Program (PPP) and we are actively participating in this program.  As of September 30, 2020 we funded 1,218 PPP loans with a  remaining principal balance of over $119.1 million. Unearned fees associated with these loans total $4.0 million at September 30, 2020.

RESULTS OF OPERATIONS FOR THE nine MONTHS ENDED September 30, 2020

Net Income. The Company recorded net income of $10.2 million for the  nine months ended September 30, 2020 down $1.4 million from net income of $11.6 million for the nine months ended September 30, 2019.  The most significant change was an increase of $1.9 million in the provision for loan losses. Other components of the change in net income include increases of $188 thousand in non-interest income and $68 thousand in non-interest expense and declines of $209 thousand in net interest income and  $552 thousand in income tax expense. The annualized return on average assets was 1.40% for the nine months ended September 30, 2020 down from 1.84% for the nine months ended September 30, 2019. The annualized return on average equity decreased from 20.8% during the first nine months of 2019 to 14.9% during the current nine-month period.

The following is a detail discussion of each component of the change in net income.

Net interest income before provision for loan losses. Net interest income was $27.9 million for the  nine months ended September 30, 2020 a decrease of $209 thousand, or 1%, from $28.1 million for the same period in 2019. The decrease in net interest income includes a decrease of $598 thousand in interest income partially offset by a decrease in interest expense of $389 thousand. We attribute the decrease in interest income to a decline in market interest rates during the period.  The average prime rate for the 9 months ending September 30, 2019 was 5.43% while for the current period the average prime rate declined to 3.64%.  Net interest margin for the  nine months ended September 30, 2020 decreased by 73 basis points from 4.80% during the nine months ended September 30, 2019 to 4.07% during the current period.

Interest and fees on loans increased by $425 thousand as an increase in average loan balances of $105 million was mostly offset by a decline of 83 basis points in yield from 5.88% during  2019 to 5.05% during the current period. The reduction in loan yield includes the effect of a reduction in market rates, including a decline in the average prime rate of 1.79%.  In addition, loan yield was adversely affected by a 2.88% yield on PPP loans.

Interest on investment securities decreased by $738 thousand related to a decrease in average balance from $172.7 million in 2019 to $156.3 million in 2020 and a decline in yield  from 2.60% during the nine months ended September 30, 2019 to 2.24% during the current period. Interest income on deposits, which primarily relate to balances held at the Federal Reserve Bank of San Francisco (FRB), declined by $285 thousand related to a decline in the average rate paid on balances held at the FRB.

Interest expense on deposits decreased by $275 thousand to $648 thousand for the nine months ended September 30, 2020, down from $923 thousand during the same period in  2019.  The largest component of this decline was a $164 thousand decline in interest expense on time deposits mostly related to the maturity of  higher rate time deposits in our Carson City branch.  Average time deposits at the Carson City Branch declined by $11 million from $13.4 million during the nine months ended  September 30, 2019 to $2.4 million during the nine months ended September 30, 2020. Related to a decline in market rates we also experienced declines in interest expense on other deposits categories the largest of which was $91 thousand in money market interest expense.

Interest expense on other interest-bearing liabilities decreased by $114 thousand from $417 thousand during the nine months ended September 30, 2019 to $303 thousand during the current period related to a decrease in rate paid on junior subordinated debentures form 5.26% during the nine months ended September 30, 2019 to 3.83% during the current nine month period  Interest on the debentures, totaled $296 thousand during the nine months ended September 30, 2020 and $406 thousand during the nine months ended September 30 2019. During 2019 and for most of the the first 6 months of 2020 interest on the debentures fluctuated with changes in the 3-month London Interbank Offered Rate (LIBOR) rate. However, on May 26, 2020 we entered into two separate interest rate swap agreements, effectively converting the $10 million in Subordinated Debentures to fixed obligations effective with the quarterly payments due in September, 2020.  The swaps have a 10 year maturity and fix the LIBOR rate on the Subordinated Debentures at approximately 75 basis points resulting in a weighted average rate of approximately 3.38%.

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

	For the Nine Months Ended			For the Nine Months Ended
	September 30, 2020			September 30, 2019
	Average			Average
	Balance	Interest	Yield/	Balance	Interest	Yield/
	(in thousands)	(in thousands)	Rate	(in thousands)	(in thousands)	Rate
Interest-earning assets:
Loans (1) (2) (3)	$689,219	$26,080	5.05%	$583,792	$25,655	5.88%
Investment securities (1)	156,281	2,615	2.24%	172,671	3,353	2.60%
Interest-bearing deposits	69,775	160	0.31%	26,223	445	2.27%
Total interest-earning assets	915,275	28,855	4.21%	782,686	29,453	5.03%
Cash and due from banks	22,611			21,848
Other assets	37,776			39,878
Total assets	$975,662			$844,412

Interest-bearing liabilities:
NOW deposits	$114,192	69	0.08%	$105,538	75	0.10%
Money market deposits	100,586	213	0.28%	85,634	304	0.47%
Savings deposits	204,686	209	0.14%	179,174	223	0.17%
Time deposits	37,513	157	0.56%	51,633	321	0.83%
Total deposits	456,977	648	0.19%	421,979	923	0.29%
Junior subordinated debentures	10,310	296	3.83%	10,310	406	5.26%
Other interest-bearing liabilities	10,925	7	0.09%	10,696	11	0.14%
Total interest-bearing liabilities	478,212	951	0.27%	442,985	1,340	0.40%
Non-interest-bearing deposits	392,812			319,957
Other liabilities	13,132			6,878
Shareholders' equity	91,506			74,592
Total liabilities & equity	$975,662			$844,412
Cost of funding interest-earning assets (4)			0.14%			0.23%
Net interest income and margin (5)		$27,904	4.07%		$28,113	4.80%

(1)	Not computed on a tax-equivalent basis.
(2)	Average nonaccrual loan balances of $2.3 million for 2020 and $1.8 million for 2019 are included in average loan balances for computational purposes.
(3)	Net fees (costs) included in loan interest income for the nine-month periods ended September 30, 2020 and 2019 were $107,000 and ($491,000), respectively.
(4)	Total annualized interest expense divided by the average balance of total earning assets.
(5)	Annualized net interest income divided by the average balance of total earning assets.

The following table sets forth changes in interest income and interest expense for the nine-month periods indicated and the amount of change attributable to variances in volume, rates and the combination of volume and rates based on the relative changes of volume and rates:

	2020 over 2019 change in net interest income
	for the nine months ended September 30,
	(in thousands)
	Volume (1)	Rate (2)	Mix (3)	Total

Interest-earning assets:
Loans	$4,633	$(3,564)	$(644)	$425
Investment securities	(318)	(464)	44	(738)
Interest bearing deposits	739	(385)	(639)	(285)
Total interest income	5,054	(4,413)	(1,239)	(598)
Interest-bearing liabilities:
NOW deposits	6	(11)	(1)	(6)
Money market deposits	53	(123)	(21)	(91)
Savings deposits	32	(40)	(6)	(14)
Time deposits	(88)	(105)	29	(164)
Junior subordinated debentures	-	(110)	-	(110)
Other	-	(4)	-	(4)
Total interest expense	3	(393)	1	(389)
Net interest income	$5,051	$(4,020)	$(1,240)	$(209)

(1)	The volume change in net interest income represents the change in average balance divided by the previous year’s rate.
(2)	The rate change in net interest income represents the change in rate divided by the previous year’s average balance.
(3)	The mix change in net interest income represents the change in average balance multiplied by the change in rate.

Provision for loan losses. During the nine months ended September 30, 2020 and 2019 we recorded a provision for loan losses of $2.8 million and $900 thousand, respectively. See “Analysis of Asset Quality and Allowance for Loan Losses” for a discussion of loan quality trends and the provision for loan losses.

Non-interest income. During the nine months ended September 30, 2020, non-interest income totaled $6.3 million, an increase of $188 thousand from the nine months ended September 30, 2019. This increase included a one-time gain totaling $218 thousand on sale of one of the Company’s administrative buildings.  A portion of this building was used as record storage for Plumas Bank while the rest of the building was available for rental to third parties.  Plumas Bank has entered into a five year lease at a cost of $1,600 per month on that portion of the property used for its record storage. Other significant increases in non-interest income were $155 thousand in interchange fees and $157 thousand in gain on sale of SBA loans. Gains on sale of loans during the 2019 period were adversely affected by the government shutdown beginning on December 22, 2018 and continuing until January 25, 2019.

The largest declines in non-interest income were $236 thousand in service charges on deposit accounts, and $63 thousand in Federal Home Loan Bank of San Francisco (“FHLB”) dividends.  The largest component of the decline in service charges on deposit accounts was a decline in NSF fees. We attribute the decline in NSF fees primarily to a more cautious consumer, an increase in business deposits which includes the effect of  PPP lending and a temporary wavier of NSF fees for those customers adversely affected by the pandemic. Beginning in the third quarter of 2020 we are no longer waiving NSF fees solely related to the pandemic. The reduction in FHLB dividends relates to a special dividend recorded during the first quarter of 2019 and a reduction in the dividend rate paid by the FHLB.

The following table describes the components of non-interest income for the nine-month periods ended September 30, 2020 and 2019, dollars in thousands:

	For the Nine Months Ended
	September 30,
	2020	2019	Dollar Change	Percentage Change
Interchange income	1,894	1,739	155	8.9%
Service charges on deposit accounts	1,760	1,996	(236)	-11.8%
Gain on sale of loans, net	945	788	157	19.9%
Loan servicing fees	612	561	51	9.1%
Earnings on life insurance policies	260	246	14	5.7%
Gain on sale of building	218	-	218	100.0%
Gain on sale of investments	-	20	(20)	-100.0%
Other	620	771	(151)	-19.6%
Total non-interest income	$6,309	$6,121	$188	3.1%

Non-interest expense. During the nine months ended September 30, 2020, total non-interest expense increased by $68 thousand to $17.4 million, up from $17.3 million for the comparable period in 2019. The largest components of this increase were increases of $276 thousand in in outside service fees, $117 thousand in deposit insurance expense and $115 thousand in advertising. The largest components of the increase in outside service fees were costs associated with growth in our interchange income, an increase in costs related to the management of our computer network including the installation of a new advanced backup and recovery system and a $26 thousand employee recruitment fee.  During 2019, deposit insurance costs benefited from assessment credits we were able to apply to our deposit insurance billings. The increase in advertising expense was mostly related to a digital and traditional advertising campaign focused on the Northern Nevada marketplace. It is our belief that Northern Nevada represents a significant growth opportunity for Plumas Bank.

The largest deceases in non-interest expense during the comparison period were declines of $172 thousand in salary and benefit expense, $91 thousand in professional fees and $147 thousand in business development expense. A decline in accrued bonus expense of $637 thousand from $974 thousand during the first nine months of 2019 to $337 thousand in the current period was partially offset by increases in other items of  salary and benefit expense including $309 thousand in salary costs and $104 thousand in commissions paid on origination and sale of SBA loans.  Bonuses are based primarily on achieving targeted levels of net income. To date, in 2020, we have not met our income targets related to the decline in market interest rates and the impact of the higher loan loss provision related to the pandemic resulting in a reduction in the bonus accrual from 2019 levels where targets were met. The reduction in professional fees relates to a decline in consulting costs from $140 thousand during the nine months ended September 30, 2019 to just $29 thousand during the current nine month period. Consulting costs during 2019 included costs related to CECL modeling, loan portfolio stress testing and regulatory compliance, during 2020 these tasks were, for the most part, performed in-house. The reduction in business development expense which includes travel, training and entertainment expenses was mostly related to the pandemic.

The following table describes the components of non-interest expense for the nine-month periods ended September 30, 2020 and 2019, dollars in thousands:

	For the Nine Months Ended
	September 30,
	2020	2019	Dollar Change	Percentage Change
Salaries and employee benefits	$9,571	$9,743	$(172)	-1.8%
Occupancy and equipment	2,542	2,482	60	2.4%
Outside service fees	2,153	1,877	276	14.7%
Professional fees	454	545	(91)	-16.7%
Telephone and data communication	452	400	52	13.0%
Advertising and shareholder relations	410	295	115	39.0%
Director compensation and expense	322	318	4	1.3%
Armored car and courier	315	302	13	4.3%
Business development	215	362	(147)	-40.6%
Deposit insurance	182	65	117	180.0%
Loan collection expenses	162	172	(10)	-5.8%
Amortization of Core Deposit Intangible	153	206	(53)	-25.7%
Stationery and supplies	88	87	1	1.1%
Other	351	448	(97)	-21.7%
Total non-interest expense	$17,370	$17,302	$68	0.4%

Provision for income taxes. The Company recorded an income tax provision of $3.9 million, or 27.4% of pre-tax income for the nine months ended September 30, 2020. This compares to an income tax provision of $4.4 million, or 27.5% of pre-tax income for the nine months ended September 30, 2019. The percentages for 2020 and 2019 differ from statutory rates as tax exempt items of income such as earnings on Bank owned life insurance and municipal loan and securities interest decrease taxable income. In addition, the 2020 and 2019 provision include income tax benefits related to the exercise of stock options of $10 thousand and $24 thousand, respectively.

RESULTS OF OPERATIONS FOR THE three MONTHS ENDED September 30, 2020

Net Income. The Company recorded net income of $3.7 million for the three months ended September 30, 2020 down $310 thousand from net income of $4.0 million for the three months ended September 30, 2019.  Decreases of $71 thousand in non-interest expense and $136 thousand in income tax expense and an increase of $15 thousand in non-interest income were offset by reductions in net interest income of $32 thousand and an increases in the provision for loan losses of $500 thousand. The annualized return on average assets was 1.37% for the three months ended September 30, 2020 down from 1.83% for the three months ended September 30, 2019. The annualized return on average equity decreased from 19.9% during the third quarter of 2019 to 15.5% during the current quarter.

The following is a detail discussion of each component of the change in net income.

Net interest income before provision for loan losses.  Net interest income was $9.5 million for the three months ended September 30, 2019, a decrease of $32 thousand from the same period in 2019.  Net interest margin for the three months ended September 30, 2020 decreased 99 basis points to 3.73%, down from 4.72% for the same period in 2019.

The decrease in net interest income includes a decrease of $194 thousand in interest income mostly offset by a decrease of $162 thousand in interest expense. Interest and fees on loans increased by $217 thousand as an increase in average loan balances of $144 million was mostly offset by a decline of 99 basis points in yield from 5.80% during the third quarter of 2019 to 4.81% during the current quarter. The reduction in loan yield includes the effect of a reduction in market rates, including a decline in the average prime rate of 2.05%.  In addition, loan yield was adversely affected by a 2.88% yield on PPP loans. Interest on investment securities declined by $276 thousand related to a decline in average balance of $17 million and a decline in yield of 43 basis points to 2.05%. Interest on cash balances declined by $135 thousand related to a decline in the rate paid on these balances from 2.10% during the third quarter of 2019 to 0.12% during the current quarter.

Interest expense on deposits decreased by $114 thousand to $190 thousand for the three months ended September 30, 2020, down from $304 thousand during the 2019 quarter.  The largest components of this decrease were $56 thousand in interest on money market accounts and $47 thousand in interest on time deposits. Related to a decline in market rates and a significant reduction in rates paid on money market accounts at our Carson City branch,  the average rate paid on money market accounts decreased from 0.50% during the third quarter of 2019 to 0.20%. during the three months ended September 30, 2020.  During the comparison periods average time deposits declined by $9.5 million and the average rate paid on time deposits declined by 30 basis points.  We attribute much of decline in interest on time deposits to the the maturity of higher rate time deposits at our Carson City, Nevada branch.

Interest expense on other interest-bearing liabilities decreased by $48 thousand from $136 thousand during the three months ended September 30, 2019 to $88 thousand during the current quarter related to a decrease in rate paid on junior subordinated debentures from 5.04% during the third quarter of 2019 to 3.32% during the current quarter.  Interest on the debentures totaled $86 thousand during the third quarter of 2020 and $131 thousand during the third quarter of 2019.  During 2019  interest on the debentures fluctuated with changes in the 3-month LIBOR rate. However On May 26, 2020 we entered into two separate interest rate swap agreements, effectively converting the $10 million in Subordinated Debentures to fixed obligations effective with the quarterly payments due in September, 2020.  The swaps have a 10 year maturity and fix the LIBOR rate on the Subordinated Debentures at approximately 75 basis points.

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

	For the Three Months Ended			For the Three Months Ended
	September 30, 2020			September 30, 2019
	Average			Average
	Balance	Interest	Yield/	Balance	Interest	Yield/
	(in thousands)	(in thousands)	Rate	(in thousands)	(in thousands)	Rate

Interest-earning assets:
Loans (1) (2) (3)	$742,443	$8,978	4.81%	$598,899	$8,761	5.80%
Investment securities (1)	155,286	799	2.05%	172,184	1,075	2.48%
Interest-bearing deposits	118,513	36	0.12%	32,355	171	2.10%
Total interest-earning assets	1,016,242	9,813	3.84%	803,438	10,007	4.94%
Cash and due from banks	23,609			22,449
Other assets	35,262			40,100
Total assets	$1,075,113			$865,987

Interest-bearing liabilities:
NOW deposits	$122,274	21	0.07%	$106,584	26	0.10%
Money market deposits	108,313	54	0.20%	87,690	110	0.50%
Savings deposits	221,360	69	0.12%	179,986	75	0.17%
Time deposits	37,309	46	0.49%	46,778	93	0.79%
Total deposits	489,256	190	0.15%	421,038	304	0.29%
Junior subordinated debentures	10,310	86	3.32%	10,310	131	5.04%
Other interest-bearing liabilities	11,232	2	0.07%	11,008	5	0.18%
Total interest-bearing liabilities	510,798	278	0.22%	442,356	440	0.39%
Non-interest-bearing deposits	452,009			337,023
Other liabilities	17,299			6,729
Shareholders' equity	95,007			79,879
Total liabilities & equity	$1,075,113			$865,987
Cost of funding interest-earning assets (4)			0.11%			0.22%
Net interest income and margin (5)		$9,535	3.73%		$9,567	4.72%

(1)	Not computed on a tax-equivalent basis.
(2)	Average nonaccrual loan balances of $2.3 million for 2020 and $2.5 million for 2019 are included in average loan balances for computational purposes.
(3)	Net fees (costs) included in loan interest income for the three-month periods ended September 30, 2020 and 2019 were $315,000 and ($262,000), respectively.
(4)	Total annualized interest expense divided by the average balance of total earning assets.
(5)	Annualized net interest income divided by the average balance of total earning assets.

The following table sets forth changes in interest income and interest expense for the three-month periods indicated and the amount of change attributable to variances in volume, rates and the combination of volume and rates based on the relative changes of volume and rates:

	2020 over 2019 change in net interest income
	for the three months ended September 30,
	(in thousands)
	Volume (1)	Rate (2)	Mix (3)	Total

Interest-earning assets:
Loans	$2,100	$(1,519)	$(364)	$217
Investment securities	(106)	(189)	19	(276)
Interest bearing deposits	455	(161)	(429)	(135)
Total interest income	2,449	(1,869)	(774)	(194)
Interest-bearing liabilities:
NOW deposits	4	(8)	(1)	(5)
Money market deposits	26	(66)	(16)	(56)
Savings deposits	17	(19)	(4)	(6)
Time deposits	(19)	(35)	7	(47)
Junior subordinated debentures	-	(45)	-	(45)
Other	-	(3)	-	(3)
Total interest expense	28	(176)	(14)	(162)
Net interest income	$2,421	$(1,693)	$(760)	$(32)

(1)	The volume change in net interest income represents the change in average balance divided by the previous year’s rate.
(2)	The rate change in net interest income represents the change in rate divided by the previous year’s average balance.
(3)	The mix change in net interest income represents the change in average balance multiplied by the change in rate.

Provision for loan losses. During the three months ended September 30, 2020 and 2019 we recorded a provision for loan losses of $800 thousand and $300 thousand, respectively. See “Analysis of Asset Quality and Allowance for Loan Losses” for a discussion of loan quality trends and the provision for loan losses.

Non-interest income.  During the three months ended September 30, 2020, non-interest income totaled $2.2 million, an increase of $15 thousand from the three months ended September 30, 2019. A reduction in service charge fees of $129 thousand related to a reduction in NSF fees and a reduction in other non-interest income of $49 thousand were offset by increases in other items the largest of which was an increase of $157 thousand in interchange fees.

The following table describes the components of non-interest income for the three-month periods ended September 30, 2020 and 2019, dollars in thousands:

	For the Three Months Ended
	September 30,
	2020	2019	Dollar Change	Percentage Change
Interchange income	799	642	157	24.5%
Service charges on deposit accounts	$547	$676	$(129)	-19.1%
Gain on sale of loans, net	317	313	4	1.3%
Loan servicing fees	213	184	29	15.8%
Earnings on life insurance policies	85	82	3	3.7%
Other	200	249	(49)	-19.7%
Total non-interest income	$2,161	$2,146	$15	0.7%

Non-interest expense.  During the three months ended September 30, 2020, total non-interest expense decreased by $71 thousand from the comparable period in 2019. The largest components of this decrease were decreases of $314 thousand in salary and benefit expense and $56 thousand in business development expense.  The decrease in salary and benefit expense was related to a reduction in bonus expense of $215 thousand, an increase in the deferral of loan origination fees of $77 thousand and a reduction in salary expense of $54 thousand partially offset by an increase in commissions of $36 thousand.  The reduction in bonus relates to lower earnings levels. The reduction in salary expense is related to a reduction in full time equivalent employees from 161.1 at September 30, 2019 to 156.8 at September 30, 2020.  The reduction in business development expense which includes travel, training and entertainment expenses was mostly related to the pandemic.

The largest increases in non-interest expense were $141 thousand in outside service fees, $127 thousand in deposits insurance expense, and $72 thousand in advertising expense. The increase in outside services was primarily related to an increase in interchange expense associated with the increase in interchange fees. During 2019, deposit insurance costs benefited from assessment credits we were able to apply to our deposit insurance billings. The increase in advertising expense was mostly related to a digital and traditional advertising campaign focused on the Northern Nevada marketplace.

The following table describes the components of non-interest expense for the three-month periods ended September 30, 2020 and 2019, dollars in thousands:

	For the Three Months Ended
	September 30,
	2020	2019	Dollar Change	Percentage Change
Salaries and employee benefits	$3,125	$3,439	$(314)	-9.1%
Occupancy and equipment	840	799	41	5.1%
Outside service fees	787	646	141	21.8%
Professional fees	167	201	(34)	-16.9%
Advertising and shareholder relations	161	89	72	80.9%
Telephone and data communication	150	139	11	7.9%
Armored car and courier	116	117	(1)	-0.9%
Director compensation and expense	104	114	(10)	-8.8%
Deposit insurance	65	(62)	127	-204.8%
Business development	63	119	(56)	-47.1%
Loan collection expenses	63	52	11	21.2%
Amortization of Core Deposit Intangible	51	68	(17)	-25.0%
Stationery and supplies	29	30	(1)	-3.3%
Other	83	124	(41)	-33.1%
Total non-interest expense	$5,804	$5,875	$(71)	-1.2%

Provision for income taxes. The Company recorded an income tax provision of $1.4 million, or 27.5% of pre-tax income for the three months ended September 30, 2020. This compares to an income tax provision of $1.5 million, or 27.7% of pre-tax income for the three months ended September 30, 2019. The percentages for 2020 and 2019 differ from statutory rates as tax exempt items of income such as earnings on Bank owned life insurance and municipal loan and securities interest decrease taxable income.

FINANCIAL CONDITION

Total assets at September 30, 2020 were $1.1 billion, an increase of $250.8 million from December 31, 2019. Net loans increased by $121.6 million from $616.0 million at December 31, 2019 to $737.6 million at September 30, 2020. Investment securities decreased by $1.3 million from $159.3 million at December 31, 2019 to $158.0 million at September 30, 2020. Cash and cash equivalents totaled $175.5 million at September 30, 2020 up $128.6 million from $46.9 million at December 31, 2019.

Deposits totaled $977.5 million at September 30, 2020, an increase of $230.2 million from $747.3 million at December 31, 2020. Shareholders’ equity increased by $11.5 million from $84.5 million at December 31, 2020 to $96.0 million at September 30, 2020.

Loan Portfolio. Gross loans increased by $128 million, or 21%, from $620 million at December 31, 2019 to $748 million at September 30, 2020. The three largest areas of growth in the Company’s loan portfolio were $120 million in commercial loans, $17 million in commercial real estate loans and $2 million in auto loans.  The three largest decreases were $5 million in agricultural loans, $3 million in construction loans, and $2 million in residential real estate loans. The increase in commercial loans relates to PPP loans.  As of September 30, 2020 we funded 1,218 PPP loans with a  remaining principal balance of over $119.1 million.  We expect a significant decline in these loans during the next six months as companies apply for and are granted forgiveness under the PPP program. The Company continues to manage the mix of its loan portfolio consistent with its identity as a community bank serving the financing needs of all sectors of the area it serves. Although the Company offers a broad array of financing options, it continues to concentrate its focus on small to medium sized commercial businesses. These loans offer diversification as to industries and types of businesses, thus limiting material exposure in any industry concentrations. The Company offers both fixed and floating rate loans and obtains collateral in the form of real property, business assets and deposit accounts, but looks to business and personal cash flows as its primary source of repayment.

As shown in the following table the Company's largest lending categories are commercial real estate loans, auto loans, agricultural loans and commercial loans.

		Percent of		Percent of
		Loans in Each		Loans in Each
	Balance at End	Category to	Balance at End	Category to
(dollars in thousands)	of Period	Total Loans	of Period	Total Loans
	09/30/2020	09/30/2020	12/31/2019	12/31/2019
Commercial	$167,770	22.4%	$47,892	7.7%
Agricultural	74,209	9.9%	78,785	12.7%
Real estate – residential	12,848	1.7%	14,530	2.3%
Real estate – commercial	333,768	44.6%	316,986	51.2%
Real estate – construction & land	27,886	3.7%	31,181	5.0%
Equity Lines of Credit	34,894	4.7%	35,471	5.7%
Auto	92,248	12.3%	90,310	14.6%
Other	4,262	0.6%	4,563	0.8%
Total Gross Loans	$747,885	100%	$619,718	100%

The Company’s real estate related loans, including real estate mortgage loans, real estate construction and land development loans, consumer equity lines of credit, and agricultural loans secured by real estate comprised 60% of the total loan portfolio at September 30, 2020. Moreover, the business activities of the Company currently are focused in the California counties of Plumas, Nevada, Placer, Lassen, Modoc, Shasta, and Sierra and in Washoe and Carson City Counties in Northern Nevada. Consequently, the results of operations and financial condition of the Company are dependent upon the general trends in these economies and, in particular, the residential and commercial real estate markets. In addition, the concentration of the Company's operations in these areas of Northeastern California and Northwestern Nevada exposes it to greater risk than other banking companies with a wider geographic base in the event of catastrophes, such as earthquakes, fires and floods in these regions.

The rates of interest charged on variable rate loans are set at specific increments in relation to the Company's lending rate or other indexes such as the published prime interest rate or U.S. Treasury rates and vary with changes in these indexes. The frequency in which variable rate loans reprice can vary from one day to several years. At September 30, 2020 and December 31, 2019, approximately 63%  and 74%, respectively of the Company's loan portfolio was comprised of variable rate loans. Loans indexed to the prime interest rate or an equivalent rate totaled approximately 19% of the Company’s loan portfolio; these loans reprice within one day to three months of a change in the prime rate. At September 30, 2020 and December 31, 2019, 40% and 32%, respectively of the variable loans were at their respective floor rate. While real estate mortgage, commercial and consumer lending remain the foundation of the Company's historical loan mix, some changes in the mix have occurred due to the changing economic environment and the resulting change in demand for certain loan types. The most significant change during 2020 was loans generated through the PPP program which totaled 16% of the Bank's loan portfolio at September 30, 2020.

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

The discretionary allocation is based upon management’s evaluation of various loan segment conditions that are not directly measured in the determination of the formula and specific allowances. The conditions may include, but are not limited to, general economic and business conditions affecting the key lending areas of the Company, credit quality trends, collateral values, loan volumes and concentrations, and other business conditions.   We have added a new specific pandemic qualitative factor to our allowance for loan loss calculation and have increased the qualitative factor related to economic conditions. These changes resulted in the need for  additional loan loss provision during 2020. See page 26 and Item 1A - Risk Factors for a discussion of the COVID-19 global pandemic and its potential affect on the Company's current and future financial position and results of operations.

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

	For the Nine Months Ended		For the Year Ended
(dollars in thousands)	September 30,		December 31,
	2020	2019	2019	2018	2017
Balance at beginning of period	$7,243	$6,958	$6,958	$6,669	$6,549
Charge-offs:
Commercial and agricultural	131	186	587	325	202
Real estate mortgage	-	-	-	25	48
Real estate construction & land	-	-	-	-	-
Consumer (includes equity LOC & Auto)	537	688	934	841	629
Total charge-offs	668	874	1,521	1,191	879
Recoveries:
Commercial and agricultural	21	21	26	83	89
Real estate mortgage	9	4	7	114	118
Real estate construction & land	-	-	-	3	-
Consumer (includes equity LOC & Auto)	195	217	273	280	192
Total recoveries	225	242	306	480	399
Net charge-offs	443	632	1,215	711	480
Provision for loan losses	2,800	900	1,500	1,000	600
Balance at end of period	$9,600	$7,226	$7,243	$6,958	$6,669
Net charge-offs during the period to average loans (annualized for the nine-month periods)	0.09%	0.14%	0.21%	0.14%	0.10%
Allowance for loan losses to total loans	1.28%	1.20%	1.17%	1.23%	1.37%

During the nine months ended September 30, 2020 and 2019 we recorded a provision for loan losses of $2.8 million and $900 thousand, respectively. The increase relates to an increase in the economic qualitative factor and the addition of a new factor during 2020 related to the pandemic.  Net charge-offs totaled $443 thousand during the nine months ended September 30, 2020, a decrease of $189 thousand from $632 thousand during the nine months ended September 30, 2019.

The following table provides a breakdown of the allowance for loan losses at September 30, 2020 and December 31, 2019:

		Percent of		Percent of
		Loans in Each		Loans in Each
	Balance at End	Category to	Balance at End	Category to
(dollars in thousands)	of Period	Total Loans	of Period	Total Loans
	2020	2020	2019	2019
Commercial and agricultural	$1,703	32.4%	$1,270	20.4%
Real estate mortgage	4,951	46.3%	3,589	53.5%
Real estate construction & land	568	3.7%	481	5.0%
Consumer (includes equity LOC & Auto)	2,378	17.6%	1,903	21.1%
Total	$9,600	100.0%	$7,243	100.0%

The allowance for loan losses totaled $9.6 million at September 30, 2020 and $7.2 million at December 31, 2019. At least quarterly, the Company evaluates each specific reserve and if it determines that the loss represented by the specific reserve is uncollectable it records a charge-off for the uncollectable portion. General reserves were $9.4 million at September 30, 2020 and $7.1 million at December 31, 2019. The allowance for loan losses as a percentage of total loans was 1.28% at September 30, 2020 and 1.17% at December 31, 2019. The percentage of general reserves to unimpaired loans totaled 1.27% at September 30, 2020 and 1.15% at December 31, 2019. Excluding PPP loans the allowance for loan losses as a percentage of total loans was 1.53% at September 30, 2020 and 1.17% at December 31, 2019 and the percentage of general reserves to unimpaired loans was 1.51% at September 30, 2020 and 1.15% at December 31, 2019

The Company places loans 90 days or more past due on nonaccrual status unless the loan is well secured and in the process of collection. A loan is considered to be in the process of collection if, based on a probable specific event, it is expected that the loan will be repaid or brought current. Generally, this collection period would not exceed 90 days. When a loan is placed on nonaccrual status the Company's general policy is to reverse and charge against current income previously accrued but unpaid interest. Interest income on such loans is subsequently recognized only to the extent that cash is received, and future collection of principal is deemed by management to be probable. Where the collectability of the principal or interest on a loan is considered to be doubtful by management, it is placed on nonaccrual status prior to becoming 90 days delinquent.

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

Loans restructured (TDRs) and not included in nonperforming loans in the following table totaled $0.9 million, $0.9 million, $1.0 million, $1.1 million and $2.6 million at September 30, 2020 and December 31, 2019, 2018, 2017, and 2016, respectively. For additional information related to restructured loans see Note 4 to the condensed consolidated financial statements contained within this Form 10-Q.

The following table sets forth the amount of the Company's nonperforming assets as of the dates indicated.

	At
	September 30,	At December 31,
	2020	2019	2018	2017	2016
	(dollars in thousands)

Nonaccrual loans	$2,445	$2,050	$1,117	$1,226	$2,724
Loans past due 90 days or more and still accruing	-	-	-	1,796	-
Total nonperforming loans	2,445	2,050	1,117	3,022	2,724
Other real estate owned	763	707	1,170	1,344	735
Other vehicles owned	0	56	53	35	12
Total nonperforming assets	$3,208	$2,813	$2,340	$4,401	$3,471
Interest income forgone on nonaccrual loans	$85	$158	$46	$50	$164
Interest income recorded on a cash basis on nonaccrual loans	$-	$-	$-	$-	$29
Nonperforming loans to total loans	0.33%	0.33%	0.20%	0.62%	0.59%
Nonperforming assets to total assets	0.29%	0.33%	0.28%	0.59%	0.53%

Nonperforming loans at September 30, 2020 were $2.4 million, an increase of $395 thousand from the $2.1 million balance at December 31, 2019. Specific reserves on nonaccrual loans totaled $121 thousand at September 30, 2020 and December 31, 2019. Performing loans past due thirty to eighty-nine days were $1.4 million at September 30, 2020 down from $3.7 million at December 31, 2019.

A substandard loan is not adequately protected by the current sound worth and paying capacity of the borrower or the value of the collateral pledged, if any. Total substandard loans decreased by $1.6 million from $3.3 million at December 31, 2019 to $1.7 million at September 30, 2020. Loans classified as special mention decreased by $6.3 million from $7.6 million at December 31, 2019 to $1.3 million at September 30, 2020.

At September 30, 2020 and December 31, 2019, the Company's recorded investment in impaired loans totaled $2.1 million and $2.2 million, respectively. The specific allowance for loan losses related to impaired loans totaled $153 thousand and  $154 thousand  at September 30, 2020 and December 31, 2019. Additionally, $11 thousand had been charged off against the impaired loans at September 30, 2020 and December 31, 2019.

It is the policy of management to make additions to the allowance for loan losses so that it remains appropriate to absorb the inherent risk of loss in the portfolio. Management believes that the allowance at September 30, 2020 is appropriate. However, the determination of the amount of the allowance is judgmental and subject to economic conditions which cannot be predicted with certainty. Accordingly, the Company cannot predict whether charge-offs of loans in excess of the allowance may occur in future periods.

OREO represents real property acquired by the Bank either through foreclosure or through a deed in lieu thereof from the borrower. Repossessed assets include vehicles and other commercial assets acquired under agreements with delinquent borrowers. OREO holdings represented four properties totaling $0.8 million at September 30, 2020 and three properties totaling $0.7 million at  December 31, 2019. Nonperforming assets as a percentage of total assets were 0.29% at September 30, 2020 and 0.33% at December 31, 2019.

The following table provides a summary of the change in the number and balance of OREO properties for the nine months ended September 30, 2020 and 2019 (dollars in thousands):

	Nine Months Ended September 30,
	#	2020	#	2019
Beginning Balance	3	$707	6	$1,170
Additions	1	56	-	-
Dispositions	-	-	1	76
Ending Balance	4	$763	5	$1,094

Investment Portfolio and Federal Funds Sold. Total investment securities were $158.0 million as of September 30, 2020 and $159.3 million as of December 31, 2019. Unrealized gain on available-for-sale investment securities totaling $6,152,000 were recorded, net of $1,818,000 in tax expense, as accumulated other comprehensive income within shareholders' equity at September 30, 2020. Unrealized gain on available-for-sale investment securities totaling $2,910,000 were recorded, net of $861,000 in tax expense, as accumulated other comprehensive income within shareholders' equity at December 31, 2019.  No investment securities were sold during the nine months ended September 30, 2020 and 2019. During the nine months ended September 30, 2019 the Company sold forty available-for-sale investment securities for total proceeds of $11,379,000 recording a $20,000 gain on sale.

The investment portfolio at September 30, 2020 consisted of $110.0 million in securities of U.S. Government-sponsored agencies, $5.4 million in securities of U.S. Government-agencies and 104 municipal securities totaling $42.6 million. The investment portfolio at December 31, 2019 consisted of $125.7 million in securities of U.S. Government-sponsored agencies and 89 municipal securities totaling $33.6 million.

There were no Federal funds sold at September 30, 2020 and December 31, 2019; however, the Bank maintained interest earning balances at the Federal Reserve Bank totaling $139.2 million at September 30, 2020 and $20.5 million at December 31, 2019. The balance, at September 30, 2020, earns interest at the rate of 0.10%.

The Company classifies its investment securities as available-for-sale or held-to-maturity. Currently all securities are classified as available-for-sale. Securities classified as available-for-sale may be sold to implement the Company's asset/liability management strategies and in response to changes in interest rates, prepayment rates and similar factors.

Deposits. Total deposits increased by $230.2 million from $747 million at December 31, 2019 to $977 million at September 30, 2020. Increases included $130.7 million in non-interest-bearing transaction deposits, $34.0 million in interest bearing demand deposits, $64.8 million in money market and savings accounts and $0.7 million in time deposits. We attribute much of this increase to retention of proceeds from PPP loans, a more cautious consumer, and continued growth in our customer base.  The Company continues to manage the mix of its deposits consistent with its identity as a community bank serving the financial needs of its customers.

The following table shows the distribution of deposits by type at September 30, 2020 and December 31, 2019.

		Percent of		Percent of
		Deposits in Each		Deposits in Each
	Balance at End	Category to	Balance at End	Category to
(dollars in thousands)	of Period	Total Deposits	of Period	Total Deposits
	09/30/2020	09/30/2020	12/31/2019	12/31/2019
Non-interest bearing	$462,351	47.3%	$331,619	44.4%
NOW	136,733	14.0%	102,724	13.7%
Money Market	113,277	11.6%	90,853	12.2%
Savings	226,289	23.1%	183,934	24.6%
Time	38,879	4.0%	38,194	5.1%
Total Deposits	$977,529	100%	$747,324	100%

Deposits represent the Bank's primary source of funds. Deposits are primarily core deposits in that they are demand, savings and time deposits generated from local businesses and individuals. These sources are considered to be relatively stable, long-term relationships thereby enhancing steady growth of the deposit base without major fluctuations in overall deposit balances. The Company experiences, to a small degree, some seasonality with the slower growth period between November through April, and the higher growth period from May through October. To assist in meeting any funding demands, the Company maintains a secured borrowing arrangement with the FHLB. There were no brokered deposits at September 30, 2020 or December 31, 2019.

Short-term Borrowing Arrangements. The Company is a member of the FHLB and can borrow up to $185 million from the FHLB secured by commercial and residential mortgage loans with carrying values totaling $341 million. The Company is required to hold FHLB stock as a condition of membership. At September 30, 2020  the Company held $3.7 million and of FHLB stock which is recorded as a component of other assets. Based on this level of stock holdings  the Company can borrow up to $135.8 million. To borrow the $185 million in available credit the Company would need to purchase $1.3 million in additional FHLB stock. In addition to its FHLB borrowing line, the Company has unsecured short-term borrowing agreements with three of its correspondent banks in the amounts of $20 million, $11 million and $10 million. There were $10 million and zero outstanding borrowings to the FHLB at September 30, 2020 and December 31, 2019, respectively.  $5 million of the FHLB borrowings matures on November 9, 2020 and $5 million matures on May 7, 2021.  The borrowings are at a zero interest rate. There were no outstanding borrowings to the correspondent banks at September 30, 2020 and December 31, 2019.

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

There were no borrowings on the Note during the nine months ended September 30, 2020 or the year ended December 31, 2019. The Note is secured by 100 shares of Plumas Bank stock representing the Company's 100% ownership interest in Plumas Bank. Under the Note, the Bank is subject to several negative and affirmative covenants including, but not limited to providing timely financial information, maintaining specified levels of capital, restrictions on additional borrowings, and meeting or exceeding certain capital and asset quality ratios. The Bank was in compliance with all such covenants related to the Note at September 30, 2020 and December 31, 2019.

Repurchase Agreements. The Bank offers a repurchase agreement product for its larger  customers which use securities sold under agreements to repurchase as an alternative to interest-bearing deposits. Securities sold under agreements to repurchase totaling $15.2 million and $16.0 million at September 30, 2020 and December 31, 2019, respectively are secured by U.S. Government agency securities with a carrying amount of $22.4 million and $22.0 million at September 30, 2020 and December 31, 2019, respectively. Interest paid on this product is similar to that which is paid on the Bank’s premium interest-bearing transaction accounts; however, these are not deposits and are not FDIC insured.

Junior Subordinated Deferrable Interest Debentures. Plumas Statutory Trust I and II are business trust subsidiaries formed by the Company with capital of $356,000 and $181,000, respectively, for the sole purpose of issuing trust preferred securities fully and unconditionally guaranteed by the Company.

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

Interest expense recognized by the Company for the nine months ended September 30, 2020 and 2019 related to the subordinated debentures was $296 thousand and $406 thousand, respectively.

Interest Rate Swaps

From time to time, we may use interest rate swaps or other instruments to manage our interest rate exposure and reduce the impact of future interest rate changes.  These financial instruments are not used for trading or speculative purposes.  On May 26, 2020 we entered into two separate interest rate swap agreements, effectively converting the $10 million in Subordinated Debentures to fixed obligations.  The swaps have a 10 year maturity and fix the labor rate on the Subordinated Debentures at approximately 75 basis points. These agreements have been designated and qualify as cash flow hedging instruments and, as such changes in the fair value are recorded in accumulated other comprehensive income/loss to the extent the agreements are effective hedges.  At September 30, 2020 the carrying value of the swaps, which was included in other liabilities, was an unrealized loss of $43 thousand.

Capital Resources

Shareholders’ equity increased by $11.5 million from $84.5 million at December 31, 2019 to $96.0 million at September 30, 2020. The $11.5 million increase was related to earnings during the first nine months of 2020 of $10.2 million, an increase in unrealized gain on investment securities, net of tax of $2.3 million and $0.2 million representing stock option activity partially offset by a quarterly cash dividend of $1.2 million.

It is the policy of the Company to periodically distribute excess retained earnings to the shareholders through the payment of cash dividends. Such dividends help promote shareholder value and capital adequacy by enhancing the marketability of the Company’s stock. All authority to provide a return to the shareholders in the form of a cash or stock dividend or split rests with the Board of Directors. The Board will periodically, but on no regular schedule, review the appropriateness of a cash dividend payment. Banking regulations limit the amount of dividends that may be paid without prior approval of regulatory agencies. The Company is subject to various restrictions on the payment of dividends. On May 15, 2020, August 14, 2020 the Company paid a $0.12 quarterly cash dividend and on October 21, 2020 the Company declared a $0.12 quarterly dividend payable on November 16, 2020. On May 15, 2019 and November 15, 2019 the Company paid a semi-annual cash dividend of $0.23 per share.

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

In July, 2013, the federal bank regulatory agencies adopted rules implementing the Basel Committee on Banking Supervision’s capital guidelines for U.S. banks, sometimes called “Basel III,” that increased the minimum regulatory capital requirements for bank holding companies and banks and implemented strict eligibility criteria for regulatory capital instruments. The Basel III capital rules include a minimum common equity Tier 1 ratio of 4.5%, a Tier 1 capital ratio of 6.0%, a total risk-based capital ratio of 8.0%, and a minimum leverage ratio of 4.0% (calculated as Tier 1 capital to average consolidated assets). The minimum capital levels required to be considered “well capitalized” include a common equity Tier 1 ratio of 6.5%, a Tier 1 risk-based capital ratio of 8.0%, a total risk-based capital ratio of 10.0%  and a leverage ratio of 5.0%.  In addition, the Basel III capital rules require that banking organizations maintain an “a capital conservation buffer” of 2.5% above the minimum capital requirements in order to avoid restrictions on their ability to pay dividends, repurchase stock or pay discretionary bonuses. Including the capital conservation buffer of 2.5%, the Basel III capital rules require the following minimum ratios for a bank holding company or bank to be considered well capitalized: a common equity Tier 1 capital ratio of 7.0%; a Tier 1 capital ratio of 8.5%, and a total capital ratio of 10.5%. At  September 30, 2020 , the Company’s and the Bank’s capital ratios exceed the thresholds necessary to be considered “well capitalized” under the Basel III framework.

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

In 2019, the federal banking agencies issued a rule establishing a “community bank leverage ratio” (the ratio of a bank’s tier 1 capital to average total consolidated assets) that qualifying institutions with less than $10 billion in assets may elect to use in lieu of the generally applicable leverage and risk-based capital requirements under Basel III. A qualifying banking organization that elects to use new ratio will be considered to have met all applicable federal regulatory capital and leverage requirements, including the minimum capital levels required to be considered “well capitalized, ” if it maintains community bank leverage ratio capital exceeding 9%.  The new rule became effective on January 1, 2020.  Plumas Bank has chosen not to opt into the community bank leverage ratio at this time.

The following table sets forth the Bank's actual capital amounts and ratios (dollar amounts in thousands):

			Minimum Amount of Capital Required
					To be Well-Capitalized
			For Capital		Under Prompt
	Actual		Adequacy Purposes (1)		Corrective Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
September 30, 2020
Common Equity Tier 1 Ratio	$99,521	14.0%	$31,954	4.5%	$46,156	6.5%
Tier 1 Leverage Ratio	99,521	9.3%	42,656	4.0%	53,320	5.0%
Tier 1 Risk-Based Capital Ratio	99,521	14.0%	42,605	6.0%	56,807	8.0%
Total Risk-Based Capital Ratio	108,409	15.3%	56,807	8.0%	71,009	10.0%

December 31, 2019
Common Equity Tier 1 Ratio	$90,317	13.1%	$31,059	4.5%	$44,863	6.5%
Tier 1 Leverage Ratio	90,317	10.4%	34,897	4.0%	43,622	5.0%
Tier 1 Risk-Based Capital Ratio	90,317	13.1%	41,412	6.0%	55,216	8.0%
Total Risk-Based Capital Ratio	97,810	14.2%	55,216	8.0%	69,020	10.0%

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

Off-Balance Sheet Arrangements

Loan Commitments. In the normal course of business, there are various commitments outstanding to extend credits that are not reflected in the financial statements. Commitments to extend credit and letters of credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Annual review of commercial credit lines, letters of credit and ongoing monitoring of outstanding balances reduces the risk of loss associated with these commitments. As of September 30, 2020, the Company had $147.3 million in unfunded loan commitments and $631 thousand in letters of credit. This compares to $111.4 million in unfunded loan commitments and $126 thousand in letters of credit at December 31, 2019. Of the $147.3 million in unfunded loan commitments, $98.4 million and $48.9 million represented commitments to commercial and consumer customers, respectively. Of the total unfunded commitments at September 30, 2020, $93.6 million were secured by real estate, of which $54.6 million was secured by commercial real estate and $39.0 million was secured by residential real estate in the form of equity lines of credit. The commercial loan commitments not secured by real estate primarily represent business lines of credit, while the consumer loan commitments not secured by real estate primarily represent revolving credit card lines and overdraft protection lines. Since some of the commitments are expected to expire without being drawn upon the total commitment amounts do not necessarily represent future cash requirements.

Leases. The Company leases three depository branches, three lending offices, two administrative offices and two non-branch automated teller machine locations. Including variable lease expense, total rent expense under all leases was $321 thousand and $342 thousand during the nine months ended September 30, 2020 and 2019, respectively. The expiration dates of the leases vary, with the first such lease expiring during 2020 and the last such lease expiring during 2025.

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

The Company is a member of the FHLB and can borrow up to $185 million from the FHLB secured by commercial and residential mortgage loans with carrying values totaling $341 million. See “Short-term Borrowing Arrangements” for additional information on our FHLB borrowing capacity. In addition to its FHLB borrowing line, the Company has unsecured short-term borrowing agreements with three of its correspondent banks in the amounts of $20 million, $11 million and $10 million. There were no outstanding borrowings under the FHLB or the correspondent bank borrowing lines at September 30, 2020 or December 31, 2019.  To provide funding for the SBA's Payroll Protection Program, the Company plans on utilizing its FHLB line as needed as well as funding provided by the Federal Reserve Bank.  To date the Company has been able to fund its PPP lending activity without the need of borrowings.

Customer deposits are the Company’s primary source of funds. Total deposits increased by $230.2 million from $747 million at December 31, 2019 to $977 million at September 30, 2020. Deposits are held in various forms with varying maturities. The Company’s securities portfolio, Federal funds sold, FHLB advances, and cash and due from banks serve as the primary sources of liquidity, providing adequate funding for loans during periods of high loan demand. During periods of decreased lending, funds obtained from the maturing or sale of investments, loan payments, and new deposits are invested in short-term earning assets, such as cash held at the FRB, Federal funds sold and investment securities, to serve as a source of funding for future loan growth. Management believes that the Company’s available sources of funds, including borrowings, will provide adequate liquidity for its operations in the foreseeable future.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

The Company’s management, including the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of September 30, 2020.  The Company’s disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the U.S. Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.  Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2020.

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended September 30, 2020 that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

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

We are a participating lender in the PPP, a loan program administered through the SBA, that was created to help eligible businesses, organizations and self-employed persons fund their operational costs during the COVID-19  pandemic. We funded 1,218 PPP loans in the aggregate principal amount of $119.1 million through September 30, 2020.  Under the PPP, the SBA guarantees 100% of the amounts loaned under the PPP. Because the PPP opened on April 3, 2020, very shortly after the enactment of the CARES Act, there is some ambiguity in the laws, rules and guidance regarding the operation of the PPP, which exposes us to risks relating to noncompliance with the PPP. In addition, a few other financial institutions have experienced litigation related to their process and procedures used in processing applications for the PPP. Any financial liability, regulatory enforcement, litigation costs or reputational damage stemming from our participation in the PPP and any related litigation could have a material adverse impact on our business, financial condition and results of operations. In addition, we may be exposed to credit risk on PPP loans if the SBA determines that there is a deficiency in the manner we originated, funded or serviced a PPP loan. If the SBA identifies a deficiency, the SBA may deny its liability under the guaranty for the affected loan or loans, reduce the amount of the guaranty, or, if it has already paid under the guaranty, seek recovery of any loss related to the deficiency.

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

4	Specimen form of certificate for Plumas Bancorp included as exhibit 4 to the Registrant’s Form S-4, File No. 333-84534, which is incorporated by reference herein.

4.1	Description of Securities of Plumas Bancorp Registered Under Section 12 of the Exchange Act, is included as exhibit 4.1 to the Registrant's 10-K for December 31, 2019, which is incorporated by this reference herein.

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

10.34	Consulting Agreement of Terrance J. Reeson dated May 10, 2000, is included as Exhibit 10.34 to the Registrant’s 10-QSB for June 30, 2002, which is incorporated by this reference herein.

10.41	Form of Indemnification Agreement (Plumas Bancorp) is included as Exhibit 10.1 to the Registrant's 8-K dated August 19, 2020,which is incorporated by this reference herein.

10.42	Form of Indemnification Agreement (Plumas Bank) is included as Exhibit 10.2 to the Registrant's 8-K dated August 19, 2020,which is incorporated by this reference herein.

10.47	2013 Stock Option Plan is included as exhibit 99.1 of the Form S-8 filed September 12, 2013, which is incorporated by this reference herein.

10.48	Specimen Form of Incentive Stock Option Agreement under the 2013 Stock Option Plan is included as exhibit 99.2 of the Form S-8 filed September 12, 2013, which is incorporated by this reference herein.

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

31.1*	Rule 13a-14(a) [Section 302] Certification of Principal Financial Officer dated November 4, 2020.

31.2*	Rule 13a-14(a) [Section 302] Certification of Principal Executive Officer dated November 4, 2020.

32.1*	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 dated November 4, 2020.

32.2*	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 dated November 4, 2020.

101.INS*	Inline XBRL Instance Document (the Instance Document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PLUMAS BANCORP
(Registrant)
Date: November 4, 2020
/s/ Richard L. Belstock
Richard L. Belstock
Chief Financial Officer

/s/ Andrew J. Ryback
Andrew J. Ryback
Director, President and Chief Executive Officer