Form 10-K
period 2020-12-31
PLUMAS BANCORP
filed 2021-03-03
CIK 1168455

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2020

or

☐ Transaction report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission file number: 000-49883

 PLUMAS BANCORP
(Exact name of Registrant as specified in its charter)

California	75-2987096
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

5050 Meadowood Mall Circle, Reno, Nevada	89502
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code: (775) 786-0907

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class:	Trading Symbol	Name of Each Exchange on which Registered:
Common Stock, no par value	PLBC	The NASDAQ Stock Market LLC

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
Emerging Growth Company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its  audit report.  ☐

Indicate by check mark if the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

☐ Yes ☒ No

As of June 30, 2020, the aggregate market value of the voting and non-voting common equity held by non-affiliates on the Nasdaq Stock Market was approximately $103.6 million, based on the closing price reported to the Registrant on June 30, 2020 of $22.12 per share.

Shares of Common Stock held by each officer and director have been excluded in that such persons may be deemed to be affiliates.  This determination of the affiliate status is not necessarily a conclusive determination for other purposes.

As of March 1, 2021 there were 5,187,732 shares of the registrant's Common Stock outstanding.

 Documents Incorporated by Reference: None.

i

PART I

Forward-Looking Information

This Annual Report on Form 10-K includes forward-looking statements and information that is subject to the “safe harbor” provisions of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements, which may involve Plumas Bancorp’s plans, beliefs, goals, expectations and forecasts are typically identified with words such as “may,” “could,” “should,” “will,” “would,” “believe,” “anticipate,” “estimate,” “expect,” “intend,” “plan” or words or phases of similar meaning. Forward looking statements involve certain risks and uncertainties that could cause actual results to differ materially from those in the forward-looking statements. Such risks and uncertainties include, but are not limited to, the following factors:

■	The effects of the COVID-19 pandemic, including government responses to the pandemic.

■

Local, regional, national and international economic conditions and the impact they may have on us and our customers, and our assessment of that impact on our estimates including, but not limited to, the allowance for loan losses.

■	The effects of and changes in trade, monetary and fiscal policies and laws, including the interest rate policies of the Federal Open Market Committee of the Federal Reserve Board.

■	The ability of Plumas Bank to pay dividends to Plumas Bancorp.

■	Our failure to maintain required levels of capital and our ability to raise additional capital as needed.

■

The effect of changes in accounting policies and practices, as may be adopted by bank regulatory agencies, the Public Company Accounting Oversight Board, the Financial Accounting Standards Board or others.

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

■

Declines in the health of the economy, nationally or regionally, which could reduce the demand for loans, reduce the ability of borrowers to repay loans and/or reduce the value of real estate collateral securing most of our loans.

■	Credit quality deterioration, which could cause an increase in the provision for loan and lease losses.

■	Devaluation of securities we own.

■	Asset/liability matching risks and liquidity risks.

■	Loss of key personnel.

■	Operational interruptions including data processing systems failure and fraud.

■	Cybersecurity threats and the cost of defending against them, including the costs of compliance with potential legislation to combat cybersecurity at a state, national or global level.

■	The possibility that we may reduce or discontinue the payments of dividends on common stock.

■	Risk associated with or resulting from our growth strategy.

■	Natural disasters, earthquakes, fires, and severe weather.

■	Our success in managing the risks involved in the foregoing.

Plumas Bancorp undertakes no obligation to revise or publicly release the results of any revision to these forward-looking statements.

ITEM 1. BUSINESS

References in this report to the “Company,” “we,” “us” and “our” refer to Plumas Bancorp and its consolidated subsidiary, unless the context indicates otherwise. References to the “Bank” refer to Company’s wholly-owned subsidiary, Plumas Bank. References to “Management” refer to the members of the Company’s management and references to the “Board of Directors” or the “Board” refer to the Company’s Board of Directors.

General

The Company.  Plumas Bancorp is a California corporation registered as a bank holding company under the Bank Holding Company Act of 1956, as amended, and is headquartered in Reno, Nevada.  The Company was incorporated in January 2002 for the purpose of becoming Plumas Bank’s holding company and acquired all of the outstanding shares of the Bank in June 2002.  The Company’s principal subsidiary is the Bank, and the Company exists primarily for the purpose of holding the stock of the Bank and of such other subsidiaries it may acquire or establish.  The Company’s only other subsidiaries are Plumas Statutory Trust I and Plumas Statutory Trust II, which were formed in 2002 and 2005 solely to facilitate the issuance of trust preferred securities.

The Company’s principal source of income is dividends from the Bank, but the Company may explore supplemental sources of income in the future.  The cash outlays of the Company, including but not limited to the payment of dividends to shareholders, if and when declared by the Board of Directors, costs of repurchasing Company common stock and the cost of servicing debt, will generally be paid from dividends paid to the Company by the Bank.

At December 31, 2020, the Company had consolidated assets of $1.1 billion, deposits of $974.0 million, other liabilities of $37.4 million and shareholders’ equity of $100.2 million.  The Company’s other liabilities include $10.3 million in junior subordinated deferrable interest debentures and $13.9 million in repurchase agreements. These items are described in detail later in this Form 10-K.

We file annual, quarterly, and other reports required under the Securities Exchange Act of 1934 with Securities and Exchange Commission (the “SEC”).  These reports are available at no cost on our website, www.plumasbank.com, as soon as reasonably practicable after filing with the SEC. These reports are also available through the SEC’s website at www.sec.gov.   The address of our headquarters is 5050 Meadowood Mail Circle, Reno, Nevada.

The Bank. The Bank is a California state-chartered bank that was incorporated in July 1980 and opened for business in December 1980.  The Bank’s deposit accounts are insured by the Federal Deposit Insurance Corporation (the “FDIC”) up to applicable legal limits. The Bank is a member of the Federal Reserve System. At December 31, 2020 the Bank had approximately $1.1 billion in assets, $700.8 million in net loans and $974.4 million in deposits (including deposits of $0.4 million from the Company).  It is currently the largest independent bank headquartered in Plumas County. The Bank’s operations are conducted through its administrative office located at 35 South Lindan Avenue, Quincy, California.

The Bank’s primary service area covers the Northeastern portion of California, with Lake Tahoe to the south and the Oregon border to the north, and the Northwestern portion of Nevada. The Bank, through its thirteen-branch network, serves Washoe and Carson City counties in Nevada and the seven contiguous California counties of Plumas, Nevada, Sierra, Placer, Lassen, Modoc and Shasta. The branches are located in the California communities of Quincy, Portola, Greenville, Truckee, Fall River Mills, Alturas, Susanville, Chester, Tahoe City, Kings Beach and Redding.  In recent years, our growth strategy has increasingly emphasized the Bank’s expansion to Nevada.  The Bank opened a branch in Reno, Nevada in 2015 and acquired its second branch in Carson City, Nevada in 2018. The Bank maintains seventeen automated teller machines (“ATMs”) tied in with major statewide and national networks. In addition to its branch network, the Bank operates a lending office specializing in government-guaranteed lending in Auburn, California and commercial/agricultural lending offices located in Chico, California and Klamath Falls, Oregon. The Bank’s primary business is servicing the banking needs of these communities. Its marketing strategy stresses its local ownership and commitment to serve the banking needs of individuals living and working in the Bank’s primary service areas.

The Bank primarily generates revenue from loans and investment securities in its portfolio and, to a lesser extent, service fees.  With a predominant focus on personal service, the Bank positions itself as a multi-community independent bank serving the financial needs of individuals and businesses within the Bank’s geographic footprint.  The Bank’s principal commercial lending services include term real estate, commercial and industrial term loans. In addition, the Bank provides government-guaranteed and agricultural loans as well as credit lines. The Bank’s principal retail lending services include consumer, automobile, and home equity loans. The Bank provides land development and construction loans on a limited basis.

The Bank provides Small Business Administration (SBA) and USDA Rural Development loans to qualified borrowers throughout Northern California, and Northern Nevada through its government-guaranteed lending center headquartered in Auburn, California.  In 2007 the Bank was granted nationwide Preferred Lender status with the U.S. Small Business Administration and we expect government-guaranteed lending to continue to be an important part of our overall lending operation. During 2020 proceeds from the sale of government-guaranteed loans totaled $29.0 million and we generated a gain on sale of $1.3 million.

The Agricultural Credit Centers located in Alturas, Chico and Susanville, California and Klamath Falls, Oregon provide an array of credit services supporting the agricultural activities that are key to the continued economic development of these communities.  “Ag lending” clients include a full range of individual farming customers, small to medium-sized business farming organizations and corporate farming units.

As of December 31, 2020, the principal areas to which we have directed our lending activities, and the percentage of our total loan portfolio comprised by each, were as follows: (i) commercial real estate – 49.7%; (ii) consumer loans (including residential equity lines of credit and automobile loans) – 18.3%; (iii) agricultural loans (including agricultural real estate loans) – 10.3%; (iv); commercial and industrial loans – 16.5%; (v) construction and land development – 3.6%; and (vi) residential real estate – 1.6% .

In addition to our lending activities, we offer a wide range of deposit products for the commercial and retail banking markets including checking, interest-bearing and premium interest-bearing money market checking, business sweep, public funds sweep, savings, time deposit and retirement accounts, as well as remote deposit, telephone and mobile banking, including mobile deposit, and internet banking with bill-pay options. Interest bearing deposits include higher yielding sweep accounts designed for our commercial customers and for public entities such as municipalities. As of December 31, 2020, the Bank had 34,368 deposit accounts with balances totaling approximately $974 million, compared to 33,860 deposit accounts with balances totaling approximately $748 million at December 31, 2019.  We attract deposits through our customer-oriented product mix, competitive pricing, convenient locations, mobile and internet banking and remote deposit operations, all provided with a high level of customer service.

Most of the Bank’s deposits are attracted from individuals, business-related sources, and smaller municipal entities.  This mix of deposit customers resulted in a relatively modest average deposit balance of approximately $28 thousand at December 31, 2020. However, we believe this broad deposit base makes us less vulnerable to adverse effects from the loss of depositors who may be seeking higher yields in other markets or who may otherwise draw down balances for cash needs.

We also offer a variety of other products and services complementing our lending and deposit services.  These include cashier’s checks, bank-by-mail, ATMs, night depository, safe deposit boxes, direct deposit, electronic funds transfers and other customary banking services.

We offer a Remote Deposit product that allows our business customers to make non-cash deposits remotely from their physical location. This product enables us to extend our service area because we can now meet the deposit needs of customers who may not be located within a convenient distance of one of our branch offices.

The Bank has devoted a substantial amount of time and capital to the improvement of existing bank services. We added mobile banking services during the first quarter of 2010. During 2015 we enhanced our mobile banking services and began offering mobile deposit services, and in 2018 we began offering the ability for our customers to send money to others from their mobile devices through a linked debit card (“P2P” transfers). During 2020 we added the ability for customers to make loan payments via our website regardless if they have a deposit relationship with us.

The officers and employees of the Bank are continually engaged in marketing activities, including the evaluation and development of new products and services, to enable the Bank to retain and improve its competitive position in its service area.

We hold no patents or licenses (other than licenses required by appropriate bank regulatory agencies or local governments), franchises, or concessions.  Our business has a modest seasonal component due to the heavy agricultural and tourism orientation of some of the communities we serve.  We are not dependent on a single customer or group of related customers for a material portion of our deposits. We have established loan concentration guidelines as a percentage of capital and evaluate loan concentration levels within a single industry or group of related industries on quarterly basis, or more frequently as loan conditions change. There has been no material effect upon our capital expenditures, earnings, or competitive position as a result of federal, state, or local environmental regulation.

Commitment to our Communities. The Board of Directors and management believe that the Company plays an important role in the economic well-being of the communities we serve. Our Bank has a continuing responsibility to provide a wide range of lending and deposit services to both individuals and businesses. We strive to tailor these services to meet the needs of the communities served by the Company and the Bank.

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

Dividends. It is the policy of the Company to periodically distribute excess retained earnings to the shareholders through the payment of cash dividends, subject to the approval of the Board of Directors.  On May 15, 2020, August 14, 2020 and November 16, 2020 the Company paid a $0.12 per share quarterly cash dividend.  On May 15, 2019 and November 15, 2019, the Company paid a semi-annual cash dividend of $0.23 per share and on May 15, 2018 and November 15, 2018 the Company paid a semi-annual cash dividend of $0.18 per share.

Trust Preferred Securities. In addition to the Bank, the Company has two unconsolidated statutory trust subsidiaries, Plumas Statutory Trust I and Plumas Statutory Trust II. We organized both trust subsidiaries for the purpose of issuing an aggregate of $10.0 million of trust preferred securities to increase our regulatory capital levels.  The trust preferred securities mature in 2032 and 2035 or upon earlier redemption as provided in the applicable indentures. Neither Trust I nor Trust II are consolidated into the Company’s consolidated financial statements and, accordingly, both entities are accounted for under the equity method and their junior subordinated debentures are reflected as debt on our consolidated balance sheet. The business trusts and the trust preferred securities are described in more detail in Note 10 to the Company’s consolidated financial statements in Item 8 of this Form 10-K.

Under the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) trust preferred securities issued after May 19, 2010 are excluded from Tier 1 capital unless the issuing company is a bank holding company with less than $500 million in total assets. Trust preferred securities issued prior to that date continue to count as Tier 1 capital for bank holding companies with less than $15 billion in total assets, such as the Company.

Interest Rate Swaps.  From time to time, we may use interest rate swaps or other instruments to manage our interest rate exposure and reduce the impact of future interest rate changes.  These financial instruments are not used for trading or speculative purposes.  On May 26, 2020 we entered into two separate interest rate swap agreements effectively converting the $10 million in floating rate subordinated debentures issued in connection with our trust preferred securities to fixed rated obligations.  The swaps have a 10-year maturity and fix the LIBOR rate on the Subordinated Debentures at approximately 75 basis points. These agreements have been designated and qualify as cash flow hedging instruments and, as such changes in the fair value are recorded in accumulated other comprehensive income/loss to the extent the agreements are effective hedges.

Business Concentrations.  No individual or single group of related customer accounts is considered material in relation to the Bank's assets or deposits, or in relation to our overall business. However, at December 31, 2020 approximately 66% of the Bank's total loan portfolio consisted of real estate-secured loans, including real estate mortgage loans, real estate construction loans, consumer equity lines of credit, and agricultural loans secured by real estate. Moreover, our business activities are currently focused in the California counties of Plumas, Nevada, Placer, Lassen, Modoc, Shasta and Sierra and Washoe and Carson City Counties in Nevada. Consequently, our results of operations and financial condition are dependent upon the general trends in these economies and, in particular, the residential and commercial real estate markets. In addition, the concentration of our operations in these areas of California and Nevada exposes us to greater risk than other banking companies with a wider geographic base in the event of catastrophes, such as earthquakes, fires, drought and floods in these regions in California and Nevada.

Competition. The banking business is highly competitive. The business is largely dominated by a relatively small number of major banks with many offices operating over a wide geographical area.  These banks have, among other advantages, a greater ability to invest in technology, to finance wide-ranging marketing campaigns and to allocate their resources to regions of highest yield and demand.  Many of the major banks operating in the area offer certain services that we do not offer directly but may offer indirectly through correspondent institutions.  By virtue of their greater total capitalization, such banks also have substantially higher lending limits than we do.  For customers whose loan demands exceed our legal lending limit, we attempt to arrange for such loans on a participation basis with correspondent or other banks.

In addition to other banks, our competitors include savings institutions, credit unions, and numerous non-banking institutions such as finance companies, leasing companies, insurance companies, brokerage firms, Internet-based fintech lenders and investment banking firms.  In recent years, increased competition has also developed from specialized finance and non-finance companies that offer wholesale finance, credit card, and other consumer finance services, including on-line banking services and personal financial software.  Strong competition for deposit and loan products affects the rates of those products as well as the terms on which they are offered to customers.  Mergers between financial institutions have placed additional competitive pressure on banks within the industry to streamline their operations, reduce expenses, and increase revenues.  In addition, competitive conditions have intensified as banks have increasingly affiliated with securities firms, insurance companies, and other financial companies.

Currently, within towns in which the Bank has a branch there are 110 banking branch offices of competing institutions (excluding credit unions, but including savings banks), including 89 branches of 14 banks having assets more than $10 billion. As of June 30, 2020, the FDIC estimated the Bank’s market share of insured deposits within the communities it serves to be as follows: Greenville and Portola 100%, Quincy 84%, Chester 66%, Alturas 64%, Susanville 46%, Fall River Mills 41%, Kings Beach 26%, Tahoe City 24%, Truckee 16%, Carson City 2%;  Redding 2% and Reno less than 1%.

Technological innovations have also resulted in increased competition in financial services markets.  Such innovation has, for example, made it possible for non-depository institutions to offer customers loans or automated transfer payment services that previously were considered traditional banking products.  In addition, many customers now expect a choice of delivery systems and channels, including home computer, mobile, remote deposit, telephone, ATMs, mail, full-service branches and/or in-store branches.  The sources of competition in such products include traditional banks as well as savings associations, credit unions, brokerage firms, money market and other mutual funds, asset management groups, finance, and insurance companies, fintechs and mortgage banking firms.

Our strategy is to counter rising competition by providing our own style of community-oriented, personalized service.  We rely on local promotional activity, personal contacts by our officers, directors, employees, and shareholders, automated 24-hour banking, and the individualized service that we can provide through our flexible policies.  This approach appears to be well-received by our customers who appreciate a more personal and customer-oriented environment in which to conduct their financial transactions. To meet the needs of customers who prefer to bank electronically, we offer telephone banking, mobile banking, remote deposit, mobile deposit, and internet banking with bill payment capabilities.  This high tech and high touch approach allow customers to tailor their access to our services based on their particular preferences.

Employees. At December 31, 2020, we employed 177 persons. On a full-time equivalent basis, we employed 158 persons.  While we expect to hire additional employees as we grow or as a result of attrition, we believe our human capital resources are adequate to support our current business. None of our employees are represented by a labor union, and management considers its relations with employees to be good.

Code of Ethics. Our Board of Directors has adopted a code of business conduct and ethics for directors, officers (including the Company’s principal executive officer and principal financial officer) and financial personnel, known as the Corporate Governance Code of Ethics, or Code of Ethics. The Code of Ethics is available on our website at www.plumasbank.com. Shareholders may request a free copy of the this policy from Plumas Bancorp, Ms. Jamie Huynh, Administrative Coordinator, 5550 Meadowood Mall Circle, Reno, Nevada.

Supervision and Regulation

General. As a banking organization, we are extensively regulated under federal and state law. These laws and regulations are generally intended to protect our customers and the financial system and not our shareholders. Our operations may be affected by legislative changes and by the policies of various regulatory authorities. Any change in applicable laws or regulations may have a material effect on our business and prospects. We cannot accurately predict the nature or the extent of the effects on our business and earnings that fiscal or monetary policies, or new federal or state legislation may have in the future. To the extent that the following information describes statutory or regulatory provisions, it is qualified in its entirety by reference to the particular statute or regulation.

Holding Company Regulation. The Company is a registered bank holding company under the Bank Holding Company Act of 1956, as amended, and is subject to supervision and regulation by the Board of Governors of the Federal Reserve System (the “FRB”). We are required to file reports with the FRB and the FRB periodically examines the Company. A bank holding company is required to serve as a source of financial and managerial strength to its subsidiary bank and, under appropriate circumstances, to commit resources to support its subsidiary bank. FRB regulations and policies require the Company to meet or exceed certain capital requirements and regulate provisions of certain bank holding company debt. The Company is also a bank holding company within the meaning of Section 3700 of the California Financial Code. Therefore, the Company and any of its subsidiaries are subject to supervision and examination by, and may be required to file reports with, the California Department of Financial Protection and Innovation (“CFPI”).

The activities of bank holding companies are generally limited to the business of banking, managing or controlling banks, and other activities that the FRB has determined to be so closely related to banking or managing or controlling banks as to be a proper incident thereto. Bank holding companies that qualify and register as “financial holding companies” are also able to engage in certain additional financial activities, such as merchant banking and securities and insurance underwriting, subject to limitations set forth in federal law. The Company has not elected to become a financial holding company. As a bank holding company, the Company must obtain prior approval of the FRB before taking any action that causes a bank to become a controlled subsidiary of the bank holding company; acquiring direct or indirect ownership of 5% of the outstanding shares of any class of voting securities of another bank or bank holding company, acquiring all or substantially all the assets of a bank or merging or consolidating with another bank holding company.

Federal and State Bank Regulation. As a California-chartered commercial bank that is a member of the Federal Reserve System, the Bank is subject to the supervision and regulation of the DFPI and the FRB, as well as certain of the regulations of the FDIC and the Consumer Financial Protection Bureau (“CFPB”). The DFPI and the FRB regularly examine the Bank and may prohibit the Bank from engaging in what they believe constitute unsafe or unsound banking practices or violations of law.

Capital Adequacy. The federal banking agencies have adopted risk-based capital adequacy guidelines intended to measure capital relative to the degree of risk associated with a banking organization’s operations for both transactions reported on the balance sheet as assets, and transactions, such as letters of credit and recourse arrangements, which are reported as off-balance-sheet items. Under these guidelines, nominal dollar amounts of assets and credit equivalent amounts of off-balance-sheet items are multiplied by one of several risk adjustment percentages, which range from 0% for assets with low credit risk, such as certain U.S. government securities, to 100% for assets with relatively higher credit risk, such as business loans.

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

If a bank does not maintain the required capital levels, federal banking regulators, as well as the DFPI, may issue a capital directive or take other enforcement measures to ensure the maintenance of required capital levels. Federal law requires, among other things, that federal bank regulators take “prompt corrective action” with respect to banks that do not meet minimum capital requirements. For this purpose, the law establishes five capital categories: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized. At each successive lower capital category, a bank is subject to more restrictions and prohibitions, including restrictions on growth, restrictions on interest rates paid on deposits, restrictions, or prohibitions on payment of dividends, and restrictions on the acceptance of brokered deposits. Furthermore, if an insured depository institution is classified in one of the undercapitalized categories, it is required to submit a capital restoration plan to the appropriate federal banking agency, and the holding company and any other company deemed to control the bank must guarantee the performance of that plan.

In July, 2013, the federal bank regulatory agencies adopted rules implementing the Basel Committee on Banking Supervision’s capital guidelines for U.S. depository organizations, sometimes called “Basel III,” that increased the minimum regulatory capital requirements for bank holding companies and depository institutions and implemented strict eligibility criteria for regulatory capital instruments. The Basel III capital rules include a minimum common equity Tier 1 ratio of 4.5%, a Tier 1 capital ratio of 6.0%, a total risk-based capital ratio of 8.0%, and a minimum leverage ratio of 4.0% (calculated as Tier 1 capital to average consolidated assets). The minimum capital levels required to be considered “well capitalized” include a common equity Tier 1 ratio of 6.5%, a Tier 1 risk-based capital ratio of 8.0%, a total risk-based capital ratio of 10.0%  and a leverage ratio of 5.0%.  In addition, the Basel III capital rules require that banking organizations maintain a capital conservation buffer of 2.5% above the minimum capital requirements in order to avoid restrictions on their ability to pay dividends, repurchase stock or pay discretionary bonuses. Including the capital conservation buffer of 2.5%, the Basel III capital rules require the following minimum ratios for a bank holding company or bank to be considered well capitalized: a common equity Tier 1 capital ratio of 7.0%; a Tier 1 capital ratio of 8.5%, and a total capital ratio of 10.5%. At December 31, 2020, the Company’s and the Bank’s capital ratios exceed the thresholds necessary to be considered “well capitalized” under the Basel III framework.

Under the FRB’s Small Bank Holding Company and Savings and Loan Holding company Policy Statement (the “Policy Statement”), qualifying bank holding companies with less than $3 billion in consolidated assets are exempt from the Basel III consolidated capital rules. The Company qualifies for treatment under the Policy Statement and is not currently subject to the Basel III consolidated capital rules at the bank holding company level. The Basel III capital rules continue to apply to the Bank.

In 2019, the federal bank regulators issued a rule establishing a “community bank leverage ratio” (the ratio of a bank’s tier 1 capital to average total consolidated assets) that qualifying institutions with less than $10 billion in assets may elect to use in lieu of the generally applicable leverage and risk-based capital requirements under Basel III. A qualifying banking organization that elects to use the new ratio will be considered to have met all applicable federal regulatory capital and leverage requirements, including the minimum capital levels required to be considered “well capitalized, ” if it maintains community bank leverage ratio capital exceeding 9%.  The new rule became effective on January 1, 2020.  Plumas Bank has chosen not to opt into the community bank leverage ratio at this time.

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

It is the FRB’s policy that bank holding companies should generally pay dividends on common stock only out of current income and only if prospective earnings support the organization’s expected future needs and financial condition. Further, it is the FRB’s policy that bank holding companies should not maintain dividend levels that undermine their ability to be a source of strength to their banking subsidiaries. The FRB also discourages dividend payment ratios that are at maximum allowable levels unless both asset quality and capital are very strong.

In addition, the Company’s ability to pay dividends is subject to certain covenants contained in the indentures relating to the trust preferred securities issued by the Company’s business trust subsidiaries.

The Bank is a legal entity that is separate and distinct from its holding company. The Company depends on the performance of the Bank for funds which may be received as dividends from the Bank for use in the operation of the Company and the ability of the Company to pay dividends to shareholders. Future cash dividends by the Bank will also depend upon management’s assessment of future capital requirements, contractual restrictions, and other factors.

The California Financial Code restricts the dividends that the Bank may pay to the Company to the lesser of the Bank's retained earnings or the Bank's net income for the latest three fiscal years, less dividends previously declared during that period, or, with the approval of the DFPI, to the greater of the retained earnings of the Bank, the net income of the Bank for its last fiscal year, or the net income of the Bank for its current fiscal year. As of December 31, 2020, the maximum amount available for dividend distribution under this restriction was approximately $38.4 million. In addition, the Bank is subject to the Basel III capital rules and the capital conservation buffer discussed above.

The foregoing restrictions and limitations on dividends similarly restrict the Company’s ability to repurchase shares of its common stock.

Loans-to-One Borrower.  Under California law, the Bank’s ability to make aggregate secured and unsecured loans-to-one-borrower is limited to 25% and 15%, respectively, of unimpaired capital and surplus.  At December 31, 2020, the Bank’s limit on aggregate secured loans-to-one-borrower was $29.7 million and unsecured loans-to-one borrower was $17.8 million.  The Bank has established internal loan limits that are lower than the legal lending limits for a California bank.

The Community Reinvestment Act. The Community Reinvestment Act (“CRA”) requires the federal banking regulators to evaluate the record of depository institutions in meeting the credit needs of their local communities, including low- and moderate-income neighborhoods, consistent with the safe and sound operation of those institutions. These factors are also considered in evaluating mergers, acquisitions and applications to open a branch or new facility. A less than “Satisfactory” rating would likely result in the suspension of any growth of the Bank through acquisitions or opening de novo branches until the rating is improved. The Bank’s most recent CRA rating was “Satisfactory.”

Transactions with Affiliates. The Bank is subject to certain restrictions imposed by the Federal Reserve Act on extensions of credit to executive officers, directors, principal shareholders (including the Company) or any related interest of such persons. Extensions of credit must be made on substantially the same terms, including interest rates and collateral as, and follow credit underwriting procedures that are not less stringent than, those prevailing at the time for comparable transactions with persons not affiliated with the bank, and must not involve more than the normal risk of repayment or present other unfavorable features. Banks are also subject to certain lending limits and restrictions on overdrafts to such persons. A violation of these restrictions may result in the assessment of substantial civil monetary penalties on the affected bank or any officer, director, employee, agent or other person participating in the conduct of the affairs of that bank, the imposition of a cease and desist order, and other regulatory sanctions.

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

Safety and Soundness Standards. The federal banking regulators have adopted non-capital safety and soundness standards for institutions. These standards cover internal controls, information and internal audit systems, loan documentation, credit underwriting, interest rate exposure, asset growth, compensation, fees and benefits, and standards for asset quality, earnings and stock valuation. An institution that fails to meet these standards must develop a plan acceptable to the agency, specifying the steps that it will take to meet the standards. Failure to submit or implement such a plan may subject the institution to regulatory sanctions.

Federal Deposit Insurance. The FDIC insures the Bank’s deposits, up to prescribed statutory limits, through the Deposit Insurance Fund, currently $250,000 per depositor per institution. The Deposit Insurance Fund is funded primarily by FDIC assessments paid by insured depository institution. The amount of FDIC assessments paid by a depository institution is based on its relative risk of default as measured by regulatory capital ratios and other supervisory factors. The Bank’s FDIC insurance expense totaled $252 thousand for 2020.

As of September 30, 2018, the Deposit Insurance Fund reserve ratio exceeded the required minimum of 1.35% set by the Dodd-Frank Act. Small banks, such as the Bank, with total assets less than $10 billion, were entitled to receive credits to offset the portion of their assessments that helped to raise the Deposit Insurance Fund reserve ratio from 1.15 percent to 1.35 percent. As a result, the Bank received a credit of $177 thousand in 2019, which it applied to its FDIC insurance expense.

Additionally, all FDIC-insured institutions  were required to pay assessments to the FDIC to fund interest payments on bonds issued by the Financing Corporation (“FICO”), an agency of the Federal government established to recapitalize the predecessor to the DIF. These assessments expired in 2019.

While the FRB is the Bank’s primary federal regulator, as a federally insured depository institution, the Bank is also subject to certain regulations of and supervision by the FDIC.  The FDIC may terminate a depository institution’s deposit insurance upon a finding that the institution’s financial condition is unsafe or unsound or that the institution has engaged in unsafe or unsound practices that pose a risk to the Deposit Insurance Fund or that may prejudice the interest of the institution’s depositors. Under California law, the termination of the Bank’s deposit insurance would result in a termination of the Bank’s charter.

Consumer Protection Laws and Regulations. The bank regulatory agencies continue to focus greater attention on compliance with consumer protection laws and their implementing regulations. Examination and enforcement have become more intense in nature, and insured institutions have been advised to carefully monitor compliance with such laws and regulations. The Company is subject to many federal and state consumer protection and privacy statutes and regulations, including but not limited to the following:

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

Penalties for noncompliance or violations under the above laws may include enforcement actions, fines, customer reimbursement and other penalties. Violations of consumer laws may also adversely affect the Bank’s CRA rating.  Due to heightened regulatory expectations related to compliance generally, the Company may incur additional compliance costs.

The Dodd-Frank Act created the Consumer Financial Protection Bureau (“CFPB”) as a new, independent federal agency. The CFPB has broad rulemaking, supervisory and enforcement powers under various federal consumer financial protection laws. The CFPB has examination and primary enforcement authority with respect to depository institutions with $10 billion or more in assets. Smaller institutions, including the Bank, are generally subject to rules promulgated by the CFPB but continue to be examined and supervised by federal banking regulators for consumer compliance purposes.

Anti-Money Laundering Laws. A series of banking laws and regulations beginning with the Bank Secrecy Act in 1970 require banks to prevent, detect, and report illicit or illegal financial activities to the federal government to prevent money laundering, international drug trafficking, and terrorism. Under the US PATRIOT Act of 2001, financial institutions are subject to prohibitions against specified financial transactions and account relationships, requirements regarding the Customer Identification Program, as well as enhanced due diligence and “know your customer” standards in their dealings with high risk customers, foreign financial institutions, and foreign individuals and entities.  These rules also mandate a variety of record keeping, reporting and employee training requirements.

Privacy and Data Security. The Gramm-Leach Bliley Act of 1999 (“GLBA”) imposes requirements on financial institutions with respect to consumer privacy. The GLBA generally prohibits disclosure of consumer information to non-affiliated third parties unless the consumer has been given the opportunity to object and has not objected to such disclosure. Financial institutions are further required to disclose their privacy policies to consumers annually. The GLBA also directs federal regulators, including the FDIC, to prescribe standards for the security of consumer information. The Bank is subject to such standards, as well as standards for notifying consumers in the event of a security breach. The Bank is required to have an information security program to safeguard the confidentiality and security of customer information and to ensure proper disposal of information that is no longer needed. Customers must be notified when unauthorized disclosure involves sensitive customer information that may be misused.

Potential Enforcement Actions; Supervisory Agreements. Under federal law, the Company, the Bank and their institution-affiliated parties may be the subject of potential enforcement actions by the FRB for unsafe and unsound practices in conducting their businesses, or for violations of any law, rule or regulation or provision, any consent order with any agency, any condition imposed in writing by the agency or any written agreement with the agency. Enforcement actions may include the imposition of a conservator or receiver, cease-and-desist orders and written agreements, the termination of insurance of deposits, the imposition of civil money penalties, the payment of restitution and removal and prohibition orders against institution-affiliated parties. The DFPI also has authority to bring similar enforcement actions against the Bank.

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

ITEM 1A. RISK FACTORS

Risks Relating to our Business and Industry

The ongoing COVID-19 pandemic and resulting adverse economic conditions have adversely impacted, and could continue to adversely impact, our business and results of operations.

Our business is dependent on the willingness and ability of our customers to conduct banking and other financial transactions. The ongoing COVID-19 pandemic has caused significant disruption in the United States and international economies and financial markets. The spread of COVID-19 in the United States has caused illness and led to quarantines, cancellation of events and travel, business and school shutdowns, reduction in commercial activity and financial transactions, supply chain interruptions, increased unemployment, and overall economic and financial market instability. Certain industries have been particularly hard-hit, including the travel and hospitality industry, the restaurant industry, and the retail industry. A worsening or prolonged continuation of the current unfavorable economic conditions could further impact our provision and allowance for credit losses and could impact the value of certain assets that we carry on our balance sheet such as goodwill.

Although the Bank continued operating during mandated shutdowns in 2020, the COVID-19 pandemic has caused disruptions to our business and could cause material disruptions in the future. Impacts to our business have included costs due to additional health and safety precautions implemented at our offices and the transition of a portion of our workforce to home locations, increases in customers' inability to make scheduled loan payments, increases in requests for forbearance and loan modifications, and an adverse effect on accounting estimates that we use to determine our provision and allowance for credit losses.

Given the ongoing and dynamic nature of the circumstances, it is difficult to predict the full impact of the COVID-19 outbreak on our business. The extent of such impact will depend on future developments, which are highly uncertain, including when COVID-19 can be controlled and abated and when and how the economy may be fully reopened.

As the result of the COVID-19 pandemic and the related adverse local and national economic consequences, we could be subject to any of the following risks, any of which could have a material, adverse effect on our business, financial condition, liquidity, and results of operations:

●	demand for our products and services may decline, making it difficult to sustain and grow asset and income levels;

●

if the economy is unable to substantially reopen, and high levels of unemployment continue for an extended period of time, loan delinquencies, problem assets, and foreclosures may increase, resulting in increased charges and reduced income;

●	collateral for loans, especially real estate, may decline in value, which could cause loan losses to increase;

●

our allowance for loan losses may have to be increased due to a deterioration in the credit quality of borrowers or the inability of borrowers to satisfy their obligations to us (and any related forbearances or restructurings that may be implemented), which will adversely affect our net income;

●	the net worth and liquidity of loan guarantors may decline, impairing their ability to honor commitments to us;

●

the value of securities in our investment portfolio may decline if, for example, the general economy deteriorates, inflation rates increase, credit ratings decline, the issuers’ financial condition deteriorates or the liquidity for debt securities declines;

●	material decreases in net income or a net loss over several quarters could result in a decrease in the rate or discontinuation of our quarterly cash dividend;

●	we rely on third party vendors for certain services and the unavailability of a critical service due to the COVID-19 outbreak could have an adverse effect on us; and

●	FDIC premiums may increase if the agency experiences additional resolution costs.

Any one or a combination of the factors identified above could negatively impact our business, financial condition and results of operations and prospects.

The majority of our assets are loans, which if not repaid would result in losses to us.

The Bank, like other lenders, is subject to credit risk, which is the risk of losing principal or interest due to borrowers’ failure to repay loans in accordance with their terms. Underwriting and documentation controls cannot mitigate all credit risk. Accordingly, our results of operations will be directly affected by the volume and timing of loan losses, which for several reasons can vary from period to period. The risks of loan losses may be exacerbated by a downturn in the economy or the real estate market in our market areas or a rapid increase in interest rates, which could have a negative effect on collateral values and borrowers’ ability to repay. To the extent borrowers do not timely pay our loans, the loans are placed on non-accrual status, thereby reducing interest income. Further, under these circumstances, we may be required to make an additional provision for loan and lease losses or unfunded commitments, which could negatively impact our income and capital. See Management’s Discussion and Analysis of Financial Condition and Results of Operations – “Analysis of Asset Quality and Allowance for Loan Losses”.

A deterioration of national or local economic conditions could reduce our profitability.

Our lending operations and customers are primarily located in the eastern region of Northern California and Northern Nevada. A significant downturn in the national economy or the local economy due to the real estate market, public policy decisions, agricultural commodity prices, natural disaster, fires, drought or other factors could result in a decline in the local economy in general, which could in turn negatively impact our business, financial condition, results of operations and prospects.

If our allowance for loan losses is not sufficient to absorb actual loan losses, our profitability could be reduced.

The risk of loan losses is inherent in the lending business. We maintain an allowance for loan losses based upon our actual losses over a relevant time period and management’s assessment of all relevant qualitative factors that may cause future loss experience to differ from our historical loss experience. Although we maintain a rigorous process for determining the allowance for loan losses, we cannot be certain that it will be sufficient to cover future loan losses. If our allowance for loan losses is not adequate to absorb future losses, or if bank regulatory agencies require us to increase our allowance for loan losses, our earnings could be significantly and adversely impacted.

A deterioration in the real estate market could have a material adverse effect on our business, financial condition and results of operations.

As of December 31, 2020, approximately 66% of our total loan portfolio is secured by real estate, the majority of which is commercial real estate. Increases in commercial and consumer delinquency levels or declines in real estate market values would require increased net charge-offs and increases in our allowance for loan losses, which could have a material adverse effect on our business, financial condition and results of operations and prospects.

Change in interest rates could reduce our business and profitability.

Although we maintain a rigorous process for managing the impact of possible interest rate fluctuations on earnings, there is a risk that despite our efforts, our earnings could be significantly and adversely impacted by changes in interest rates.

Our earnings depend largely upon net interest income, which is the difference between the total interest income earned on interest earning assets (primarily loans and investment securities) and the total interest expense incurred on interest bearing liabilities (primarily deposits and borrowed funds). The rate of interest that we earn on assets and pay on liabilities are affected principally by direct competition, and general economic conditions at the state and national level and other factors beyond our control such as actions of the FRB, the general supply of money in the economy, legislative tax policies, governmental budgetary matters, and other state and federal economic policies.

In a period of rising interest rates, the interest income we earn on our assets may not increase as rapidly as the interest expense we incur on our liabilities.   Likewise, in a period of falling interest rates, the interest expense we incur on our liabilities may not decrease as rapidly as the interest income we earn on our assets. Historically, our liabilities have shorter contractual maturities than our assets. This creates a potential imbalance as interest rates change over time, which can create significant earnings volatility.

In addition, in a prolonged low interest rate environment, the difference between the total interest income earned on interest earning assets and the total interest expense incurred on interest bearing liabilities may compress, reducing our net interest income and adversely affecting our operating results. If short-term interest rates remain at their historically low levels for a prolonged period, and assuming longer term interest rates fall further, we could experience net interest margin compression as our interest earning assets would continue to re-price downward while our interest-bearing liability rates could fail to decline in tandem. Such an occurrence would have a material adverse effect on our net interest income and our results of operations.

Interest rate increases often result in larger payment requirements for our borrowers, increasing the potential for default. At the same time, the marketability of the property securing a loan may be adversely affected by any reduced demand resulting from higher interest rates.

Changes in interest rates can also affect the average life of our loans. A reduction in interest rates causes increased prepayments of loans as borrowers tend to refinance their debt to reduce their borrowing costs. This creates reinvestment risk, which is the risk that we may not be able to reinvest the funds from faster prepayments at rates that are comparable to the rates earned on the prepaid loans.

We could be required to raise additional capital in the future, but that capital may not be available when it is needed or may not be available on terms that are favorable to us or our existing shareholders.

We face significant capital and other regulatory requirements as a financial institution. In addition, the Company, on a consolidated basis, and the Bank, on a stand-alone basis, must meet certain regulatory capital requirements and maintain sufficient liquidity. We may need to raise additional capital in the future to provide us with sufficient capital resources and liquidity to meet our commitments and business needs. Our ability to raise additional capital depends on conditions in the capital markets, economic conditions, and a number of other factors, including investor perceptions regarding the banking industry, market conditions and governmental activities, and on our financial condition and performance. Accordingly, we cannot assure you that we will be able to raise additional capital if needed or on terms acceptable to us. If we fail to maintain capital to meet regulatory requirements, our financial condition, liquidity and results of operations would be materially and adversely affected.

The markets in which we operate are subject to the risks of drought, fires, earthquakes and other natural disasters.

The occurrence of catastrophic weather events or pandemics could adversely affect our financial condition or results of operations. Most of our offices are located in California, as are most of the real and personal properties securing our loans. The areas in which we operate and lend in California and Nevada are prone to earthquakes, brush fires, flooding and other natural disasters. In addition to possibly sustaining damage to its own properties, if there is a major earthquake, brush fire, flood or other natural disaster, we face the risk that many of our borrowers may experience uninsured property losses, or sustained job interruption and/or loss which may materially impair their ability to meet the terms of their loan obligations. Therefore, a major earthquake, brush fire, flood or other natural disaster in California or Nevada could have a material adverse effect on our business, financial condition, results of operations and cash flows.

Over the past decade, California has experienced a severe drought, though drought conditions have lessened in the past few years.   A significant portion of our borrowers are involved in or are dependent on the agricultural industry in California, which requires water. As of December 31, 2020, approximately 10% of our loans were categorized as agricultural loans. As a result of the drought, there have been governmental proposals concerning the distribution or rationing of water. If the amount of water available to agriculture becomes scarcer due to drought or rationing, growers may not be able to continue to produce agricultural products profitably, which could force some out of business. Although many of our customers are not directly involved in agriculture, they could be impacted by difficulties in the agricultural industry because many jobs and businesses in our market areas are related to the production of agricultural products. Therefore, a drought could adversely impact our loan portfolio, business, financial condition and results of operations.

We face substantial competition from larger banks and other financial institutions.

We face substantial competition for deposits and loans. Competition for deposits primarily comes from other commercial banks, savings institutions, thrift and loan associations, credit unions, money market and mutual funds and other investment alternatives. Competition for loans comes from primarily from other commercial banks, savings institutions, credit unions, mortgage banking firms, thrift and loan associations and increasingly “fintech” lending platforms. Larger competitors with larger capital resources have substantially greater resources to invest in technology and marketing and higher lending limits than us. In addition, with greater financial resources, they may be able to offer longer maturities or lower rates. Our competitors may also provide certain products and services for their customers, such as technological solutions, trust services and international banking that we are unable to offer or may only be able to offer indirectly through correspondent relationships. Ultimately, competition can reduce our profitability, as well as make it more difficult to increase the size of our loan portfolio and deposit base.

Our growth strategy involves risks.

Over the past five years, we completed the purchase and assumption of branch offices in Redding, California and Carson City, Nevada, we opened a branch office in Reno, Nevada and we established a loan production office in Klamath Falls, Oregon. We may engage in additional acquisition activity and open additional offices in the future to expand our markets and further our growth strategy. Acquiring other banks or branches involves various other risks commonly associated with acquisitions, including, difficulty in estimating the value of the business to be acquired, integrating the operations, and retaining key employees and customers. We cannot assure that future acquisitions or new offices will be successful. Further, growth may strain our administrative, managerial, financial and operational resources and increase demands on our systems and controls. If we pursue our growth strategy too aggressively or fail to attract qualified personnel, control costs or maintain asset quality, or if factors beyond management’s control divert attention away from our business operations, our pursuit of growth could have a material adverse impact on our business.

The FASB has issued an accounting standard update that will result in a significant change in how we recognize credit losses and may have a material impact on our results of operations, financial condition or liquidity.

In June 2016, the FASB issued ASU No. 2016-13, Measurement of Credit Losses on Financial Instruments. ASU No. 2016-13 significantly changes how entities measure credit losses for most financial assets and certain other instruments that aren’t measured at fair value through net income. On October 16, 2019, the FASB approved a proposal to change the effective date of ASU No. 2016-13 for smaller reporting companies, such as the Company, delaying the effective date to fiscal years beginning after December 31, 2022, including interim periods within those fiscal periods.

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

We have started our CECL implementation efforts by establishing an implementation team chaired by our Chief Lending Officer and composed of members of our credit administration and accounting departments. We have invested in software to support the CECL calculation of the allowance for loan losses under ASU No 2016-13 and have engaged a software vendor to assist in the transition to the CECL model. Our preliminary evaluation indicates that the implementation of CECL will impact our Consolidated Financial Statements, in particular the level of the reserve for credit losses. However, we will  continue to evaluate the extent of the potential impact over the next several years.

 Security breaches and technological disruptions could damage our reputation and profitability.

Our electronic banking activities expose us to possible liability and harm to our reputation should an unauthorized party gain access to confidential customer information. Despite our considerable efforts and investment to provide the security and authentication necessary to effect secure transmission of data, we cannot guarantee that these precautions will protect our systems from security compromises or breaches. Although we have developed systems and processes that are designed to recognize and assist in preventing security breaches (and periodically test our security), a failure to protect against or mitigate breaches of security could adversely affect our ability to offer and grow our online services, constitute a breach of privacy or other laws, result in costly litigation and loss of customer relationships, negatively impact our reputation, and could have an adverse effect on our business, results of operations and financial condition. We may also incur substantial increases in costs in an effort to minimize or mitigate cyber security risks and to respond to cyber incidents.

The potential for operational risk exposure exists throughout our business. Integral to our performance is the continued efficacy of our technology and information systems, operational infrastructure and relationships with third parties and colleagues in its day-to-day and ongoing operations. A failure by any or all of these resources subjects us to risks that may vary in size, scale and scope. This includes, but is not limited to, operational or systems failures, disruption of client operations and activities, ineffectiveness or exposure due to interruption in third party support as expected, as well as, the loss of key colleagues or failure on the part of key colleagues to perform properly.

We face risks relating to our reliance on third party vendors.

We outsource a large portion of our data processing to third parties who may encounter technological or other difficulties that could in turn significantly limit or affect our ability to process and account for customer transactions. These vendors provide services that support our operations, including the storage and processing of sensitive consumer and business customer data, as well as our sales efforts. A cyber security breach of a vendor’s system may result in theft of our data or disruption of business processes.  In most cases, we would be primarily liable to our customers for losses arising from a breach of a vendor’s data security system.

We also rely on our outsourced service providers to implement and maintain prudent cyber security controls.  The loss of these vendor relationships could disrupt the services we provide to customers and cause us to incur significant expense in connection with replacing these services.

The Company depends primarily on the operations of the Bank to pay dividends, repurchase shares, repay its indebtedness and fund its operations. The Bank’s ability to pay dividends to the Company depends on the success of the Bank’s operations.

The Company is a separate and distinct legal entity from its subsidiary, the Bank, and it receives substantially all of its revenue from dividends paid by the Bank. There are legal limitations on the extent to which the Bank may extend credit, pay dividends or otherwise supply funds to, or engage in transactions with, the Company. The Company’s inability to receive dividends from the Bank could adversely affect its business, financial condition, results of operations and prospects. Even if applicable laws and regulations would permit the Bank to pay dividends to the Company and would permit the Company to pay dividends to our shareholders, our Board of Directors could determine that it is not in the best interest of the Company’s shareholders to do so in order to preserve or redeploy our capital resources, for example. For these reasons, the amount and frequency of dividends that we pay to shareholders may vary from time to time.

A reduction in the value, or impairment of our investment securities, can impact our earnings and common shareholders' equity.

Generally Accepted Accounting Principles (“GAAP”) requires that we carry our available-for-sale investment securities at fair value on our balance sheet. Unrealized gains or losses on these securities, reflecting the difference between the fair market value and the amortized cost, net of its tax effect, are reported as a component of shareholders’ equity. In certain instances, GAAP requires recognition through earnings of declines in the fair value of securities that are deemed to be other than temporarily impaired. Changes in the fair value of these securities may result from a number of circumstances that are beyond our control, such as changes in interest rates, the financial condition of municipalities, government sponsored enterprises or insurers of municipal bonds, changes in demand for these securities as a result of economic conditions, or reduced market liquidity. If our investment securities decline in market value and other than temporary impairments of these assets results, we would be required to recognize a loss which could have a material adverse effect on our net income and capital levels.

Damage to our reputation could significantly harm our business and prospects.

Our reputation is an important asset. Our relationship with many of our customers is predicated upon our reputation as a high-quality provider of financial services that adheres to the highest standards of ethics, service quality and regulatory compliance. Our ability to attract and retain customers, investors and employees depends upon external perceptions. Damage to our reputation among existing and potential customers, investors and employees could cause significant harm to our business and prospects and may arise from numerous sources, including litigation or regulatory actions, failing to deliver minimum standards of service and quality, lending practices, inadequate protection of customer information, sales and marketing efforts, compliance failures, unethical behavior and the misconduct of employees. Adverse developments in the banking industry may also, by association, negatively impact our reputation or result in greater regulatory or legislative scrutiny or litigation against us. We have policies and procedures in place intended to protect our reputation and promote ethical conduct, but these policies and procedures may not be fully effective. Negative publicity regarding our business, employees, or customers, with or without merit, may result in the loss of customers, investors, and employees, costly litigation, a decline in revenues and increased governmental regulation.

We are exposed to risk of environmental liabilities with respect to real properties that we may acquire.

If our borrowers are unable to meet their loan repayment obligations, we will initiate foreclosure proceedings with respect to and may take actions to acquire title to the personal and real property that collateralized their loans. As an owner of such properties, we could become subject to environmental liabilities and incur substantial costs for any property damage, personal injury, investigation and clean-up that may be required due to any environmental contamination that may be found to exist at any of those properties, even though we did not engage in the activities that led to such contamination. In addition, if we were the owner or former owner of a contaminated site, we could be subject to common law claims by third parties seeking damages for environmental contamination emanating from the site. If we were to become subject to significant environmental liabilities or costs, our business, financial condition, results of operations and prospects could be adversely affected.

Risks Related to Regulation of the Company and the Bank

We are subject to extensive regulation and may face regulatory enforcement actions, incur fines, penalties and other negative consequences from regulatory violations.

Our operations are subject to extensive regulation by federal, state and local governmental authorities and are subject to various laws and judicial and administrative decisions imposing requirements and restrictions on our operations. Over time, our business has been increasingly affected by the growing breadth of these regulations, and this trend is likely to continue. Federal and state banking regulators have significant discretion and authority to prevent or remedy unsafe or unsound practices or violations of laws or regulations by bank holding companies and banks in the performance of their supervisory and enforcement duties. If banking regulators determine that we have violated laws or engaged in unsafe or unsound practices, we could face enforcement actions, incur fines, penalties, and other negative consequences. While we maintain systems and procedures designed to ensure that we comply with applicable laws and regulations, we cannot be certain that these will be effective. We may also suffer other negative consequences resulting from findings of noncompliance with laws and regulations, that may also damage our reputation, and this in turn might materially affect our business and results of operations. Further, some legal/regulatory frameworks provide for the imposition of fines, restitution, or penalties for noncompliance even though the noncompliance was inadvertent or unintentional and even though there were in place at the time systems and procedures designed to ensure compliance.

Our participation in the SBA PPP loan program exposes us to risks related to noncompliance with the PPP, as well as litigation risk related to our administration of the PPP loan program, which could have a material adverse impact on our business, financial condition and results of operations.

We are a participating lender in the PPP, a loan program administered through the SBA, that was created to help eligible businesses, organizations and self-employed persons fund their operational costs during the COVID-19  pandemic. We funded 1,223 PPP loans in the aggregate principal amount of $119.5 million through December 31, 2020.  Under the PPP, the SBA guarantees 100% of the amounts loaned under the PPP. There is some ambiguity in the laws, rules and guidance regarding the operation of the PPP, which exposes us to risks relating to noncompliance with the PPP. In addition, a few other financial institutions have experienced litigation related to their process and procedures used in processing applications for the PPP. Any financial liability, regulatory enforcement, litigation costs or reputational damage stemming from our participation in the PPP and any related litigation could have a material adverse impact on our business, financial condition and results of operations. In addition, we may be exposed to credit risk on PPP loans if the SBA determines that there is a deficiency in the manner we originated, funded or serviced a PPP loan. If the SBA identifies a deficiency, the SBA may deny its liability under the guaranty for the affected loan or loans, reduce the amount of the guaranty, or, if it has already paid under the guaranty, seek recovery of any loss related to the deficiency.

General Risk Factors

The trading price of our common stock may be volatile or may decline.

The trading price of our common stock may fluctuate as a result of a number of factors, many of which are outside its control. Among the factors that could affect the trading price of our common stock are:

•	actual or anticipated quarterly fluctuations in our operating results and financial condition;

•	research reports and recommendations by financial analysts;

•	failure to meet analysts’ revenue or earnings estimates;

•	speculation in the press or investment community;

•	our actions or those of our competitors, such as acquisitions or restructurings;

•	actions by institutional shareholders;

•	fluctuations in the stock prices and operating results of other financial institutions;

•	general market conditions and, in particular, developments related to market conditions for the financial services industry;

•	proposed or adopted regulatory changes or developments;

•	anticipated or pending investigations, proceedings or litigation that involve or affect us;

•	domestic and international economic factors unrelated to its performance.

A significant decline in the trading price of our common stock price could result in substantial losses for individual shareholders and could lead to costly and disruptive securities litigation.

The trading volume of our common stock is limited.

Although our common stock is traded on the Nasdaq Stock Market, trading volume to date has been relatively modest. The limited trading market for our common stock may lead to exaggerated fluctuations in market prices and possible market inefficiencies compared to more actively traded securities. It may also make it more difficult for investors to sell our common stock at desired prices, especially for holders seeking to dispose of a large number of shares of stock.

Our disclosure controls and procedures may not prevent or detect all errors or acts of fraud.

We have designed and implemented controls and procedures to provide reasonable assurance that the information we are required to disclose in the reports that we file with the SEC under the Exchange Act is accurately accumulated and communicated to our management, and recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. However, no disclosure controls and procedures or internal controls and procedures, no matter how well conceived and operated, can provide absolute assurance that the objectives of the control system are met. These inherent limitations include the realities that judgments in decision-making can be faulty, that alternative reasoned judgments can be drawn, or that breakdowns can occur because of a simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people or by an unauthorized override of the controls. Accordingly, because of the inherent limitations in our control systems, misstatements due to error or fraud may occur and not be detected, which could result in a material weakness in our internal controls over financial reporting and the correction or restatement of previously disclosed financial statements or information.

We rely on key executives and personnel and the loss of any of them could have a material adverse impact on our prospects.

Competition for qualified employees and personnel in the banking industry is intense and there are a limited number of qualified persons with knowledge of, and experience in, the California community banking industry. The process of recruiting personnel with the combination of skills and attributes required to carry out the Company’s strategies is often lengthy. Our success depends to a significant degree upon our ability to attract and retain qualified management, loan origination, finance, administrative, marketing, compliance, and technical personnel and upon the continued contributions of our management and personnel. In particular, our success has been and continues to be highly dependent upon the abilities and relationships of key executives and certain other employees.

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2. PROPERTIES

Of the Company’s thirteen depository branches, eleven are owned and two are leased. The Company also leases three lending offices and two administrative offices and owns three administrative facilities.

Owned Properties
35 South Lindan Avenue	32 Central Avenue	80 W. Main St.
Quincy, California (1)	Quincy, California (1)	Quincy, California (1)

215 N. Lake Boulevard	336 West Main Street	120 North Pine Street
Tahoe City, California	Quincy, California	Portola, California

43163 Highway 299 E	121 Crescent Street	255 Main Street
Fall River Mills, California	Greenville, California	Chester, California

510 North Main Street	3000 Riverside Drive	8475 North Lake Boulevard
Alturas, California	Susanville, California	Kings Beach, California

11638 Donner Pass Road	5050 Meadowood Mall Circle
Truckee, California	Reno, Nevada

Leased Properties
100 Amber Grove Dr. Suite 105	1335 Hilltop Drive	11641 Blocker Dr. Suite 140
Chico, CA (3)	Redding, California	Auburn, California (2)

1101 N. Carson St.	107 S. 7th St.	2130 Main St., Ste. B
Carson City, Nevada	Klamath Falls, OR (3)	Red Bluff, California (1)

424 N. Mill Creek	470 Plumb Lane, Suite 310
Quincy, California (1)	Reno, Nevada (1)

(1) Non-branch administrative or credit administrative offices.

(2) SBA lending office.

(3) Commercial lending office.

Including variable lease expense, total rent expense for the years ended December 31, 2020, 2019 and 2018 were $407,000,  $465,000 and $379,000, respectively. The expiration dates of the leases vary, with the first such lease expiring during 2021 and the last such lease expiring during 2026.

Future minimum lease payments for operating leases having initial or remaining noncancelable lease terms in excess of one year are as follows:

Year Ending December 31,
2021	$284,000
2022	288,000
2023	232,000
2024	235,000
2025	149,000
2026	31,000
$1,219,000

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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCK- HOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

The Company’s common stock is quoted on the NASDAQ Capital Market under the ticker symbol "PLBC". As of December 31, 2020, there were 5,182,232 shares of the Company’s common stock outstanding held by approximately 1,830 shareholders of record as of the same date. The following table shows the high and low sales prices for the common stock, for each quarter as reported by Yahoo Finance.

Quarter	Common Dividends per share	High	Low
4th Quarter 2020	$0.12	$25.50	$19.37
3rd Quarter 2020	0.12	$23.40	$18.70
2nd Quarter 2020	$0.12	$23.85	$16.40
1st Quarter 2020	-	$29.23	$15.00

4th Quarter 2019	$0.23	$26.99	$19.95
3rd Quarter 2019	-	$25.00	$19.25
2nd Quarter 2019	$0.23	$26.43	$23.01
1st Quarter 2019	-	$25.39	$21.95

It is the policy of the Company to periodically distribute excess retained earnings to the shareholders through the payment of cash dividends. Such dividends help promote shareholder value and capital adequacy by enhancing the marketability of the Company’s stock. All authority to provide a return to the shareholders in the form of a cash or stock dividend or split rests with the Board of Directors. The Board will periodically, but on no regular schedule and in accordance with regulatory restrictions, if any, reviews the appropriateness of a cash dividend payment. During 2020 the Company paid three quarterly $0.12 cent per share dividends one each on May 15, 2020, August 14, 2020 and November 16, 2020.  During the 2018 and 2019 semi-annual cash dividends were paid as follows: $0.18 per share on May 15, 2018 and November 15, 2018 and $0.23 per share on May 15, 2019 and November 15, 2019.

The Company is subject to various restrictions on the payment of dividends. See Note 13 “Shareholders’ Equity – Dividend Restrictions” of the Company’s Consolidated Financial Statements in Item 8 – Financial Statements and Supplementary Data of this Annual Report on Form 10K.

Issuer Purchases of Equity Securities. There were no purchases of Plumas Bancorp common stock by the Company during 2020 or 2019.

ITEM 6. SELECTED FINANCIAL DATA

The following table presents a summary of selected financial data and should be read in conjunction with the Company’s consolidated financial statements and notes thereto included under Item 8 – Financial Statements and Supplementary Data.

	At or for the year ended December 31,
	2020	2019	2018	2017	2016
	(dollars in thousands except per share information)
Statement of Income
Interest income	$39,624	$39,302	$34,322	$28,953	$25,100
Interest expense	1,228	1,747	1,236	1,017	1,023
Net interest income	38,396	37,555	33,086	27,936	24,077
Provision for loan losses	3,175	1,500	1,000	600	800
Non-interest income	8,463	8,135	8,881	8,280	7,652
Non-interest expense	23,732	22,810	21,841	20,111	18,696
Net income before income taxes	19,952	21,380	19,126	15,505	12,233
Provision for income taxes	5,477	5,868	5,134	7,316	4,759
Net income	$14,475	$15,512	$13,992	$8,189	$7,474

Total assets	$1,111,576	$865,191	$824,398	$745,427	$657,975
Total loans	$709,939	$619,718	$566,199	$486,634	$461,123
Allowance for loan losses	$9,902	$7,243	$6,958	$6,669	$6,549
Total deposits	$973,974	$747,324	$726,565	$662,657	$582,353
Total shareholders’ equity	$100,154	$84,505	$66,932	$55,700	$47,994
Balance sheet (period average)
Total assets	$1,015,297	$852,664	$764,326	$695,320	$622,229
Total loans	$699,255	$588,858	$518,626	$471,747	$428,380
Total deposits	$886,515	$747,196	$677,829	$617,211	$549,416
Total shareholders’ equity	$93,152	$76,737	$60,080	$53,251	$46,488
Asset quality ratios
Nonperforming loans/total loans	0.36%	0.33%	0.20%	0.62%	0.59%
Nonperforming assets/total assets	0.27%	0.33%	0.28%	0.59%	0.53%
Allowance for loan losses/total loans	1.39%	1.17%	1.23%	1.37%	1.42%
Net loan charge-offs	$516	$1,215	$711	$480	$329
Performance ratios
Return on average assets	1.43%	1.82%	1.83%	1.18%	1.20%
Return on average equity	15.5%	20.2%	23.3%	15.4%	16.1%
Net interest margin	4.02%	4.75%	4.70%	4.35%	4.21%
Loans to deposits	72.9%	82.9%	77.9%	73.4%	79.2%
Efficiency ratio (1)	50.6%	49.9%	52.0%	55.5%	58.9%
Per share information
Basic earnings	$2.80	$3.01	$2.74	$1.64	$1.54
Diluted earnings	$2.77	$2.97	$2.68	$1.58	$1.47
Common cash dividends	$0.36	$0.46	$0.36	$0.28	$0.10
Book value per common share	$19.33	$16.36	$13.03	$11.00	$9.80
Common shares outstanding at period end	5,182,232	5,165,760	5,137,476	5,064,972	4,896,875
Capital ratios – Plumas Bank
Leverage ratio	9.2%	10.4%	9.3%	8.8%	9.2%
Tier 1 risk-based capital	14.2%	13.1%	11.8%	12.0%	12.1%
Total risk-based capital	15.4%	14.2%	13.0%	13.2%	13.3%

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

The following discussion is designed to provide a better understanding of significant trends related to the Company's financial condition, results of operations, liquidity and capital. It pertains to the Company's financial condition, changes in financial condition and results of operations as of December 31, 2020 and 2019 and for each of the three years in the period ended December 31, 2020. The discussion should be read in conjunction with the Company's audited consolidated financial statements and notes thereto and the other financial information appearing elsewhere herein.

Overview

The Company recorded net income of $14.5 million for the year ended December 31, 2020, a decrease of $1.0 million or 7% from net income of $15.5 million during the year ended December 31, 2019. Pretax income decreased by $1.4 million, or 7%, to $20.0 million in 2020 from $21.4 million during the year ended December 31, 2019.   We attribute this decline in income mostly to events surrendering the global Pandemic. Related to the Pandemic we increased our allowance for loan losses and experienced a significant decline in market interest rates including a decline in the average prime interest rate from 5.28% during 2019 to 3.54% during 2020.

Net interest income increased by $841 thousand to $38.4 million during 2020 from $37.6 million for the year ended December 31, 2019. This increase in net interest income resulted from an increase in interest income of $322  and a decline in  interest expense of $519 thousand. Interest on loans increased by $1.7 million, interest on investment securities decreased by $961 thousand and interest on other interest earning assets decreased by $422 thousand. The provision for loan losses was $3.2 million during 2020, up $1.7 million from $1.5 million during 2019.

During the year ended December 31, 2020 non-interest income totaled $8.5 million, an increase of $328 thousand from the $8.1 million earned during 2019. The largest component of the increase in non-interest income was a $477 thousand increase in the gain on sale of SBA loans. Non-interest expense increased by $922 thousand to $23.7 million during the twelve months ended December 31, 2020.

The provision for income taxes decreased by $391 thousand from $5.9 million in 2019 to $5.5 million during the year ended December 31, 2020.

Total assets at December 31, 2020 were $1.1 billion, an increase of $246 million from $865 million at December 31, 2019. This increase included increases of  $138 million in cash and due from banks, $85 million in net loans, $20 million in investment securities, and $3 million in all other assets.

Gross loans increased by $90.2 million, or 15%, from $620 million at December 31, 2019 to $710 million at December 31, 2020. The three largest areas of growth in the Company’s loan portfolio were $69.5 million in commercial loans, $35.6 million in commercial real estate loans and $770 thousand in auto loans. These items were partially offset by declines in other loan categories of $15.7 million, the largest of which were declines in construction loans of $5.9 million and agricultural loans of $5.9 million..

Total deposits increased by $227 million from $747 million at December 31, 2019 to $974 million at December 31, 2020.  The increase in deposits includes increases of $185 million in demand deposits, $60 million in savings accounts, $83 million in money market accounts, and $2 million in time deposits. These increases were partially offset by a decrease of $103 million in interest-bearing demand deposits.  During November 2020 we eliminated our interest-bearing demand deposit products transferring these accounts to either money market accounts or non-interest bearing demand accounts based on product type. The Company has no brokered deposits.

Total shareholders’ equity increased by $15.6 million from $84.5 million at December 31, 2019 to $100.1 million at December 31, 2020. The largest component of the $15.6 million increase was earnings during the twelve-month period totaling $14.5 million. In addition, we recorded an increase in accumulated other comprehensive income of $2.7 million from $2.0 million at December 31, 2019 to $4.7 million at December 31, 2020. During 2020 the Company paid three 12 cents per share quarterly cash dividends which had the effect of reducing shareholders’ equity by $1.9 million.

The return on average assets was 1.43% for 2020, down from 1.82% for 2019. The return on average equity was 15.5% for 2020,  down from 20.2% for 2019.

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

COVID-19 Loan Forbearance Programs

Section 4013 of the Coronavirus Aid, Relief and Economic Security Act (CARES Act) provides that a qualified loan modification is exempt by law from classification as a Troubled Debt Restructuring pursuant to U.S. Generally Accepted Accounting Principles (GAAP). In addition, FIL -36-2020 issued by the FDIC on April 7, 2020 encourages financial institutions to work constructively with borrowers affected by COVID-19; states that the FDIC will not criticize institutions for prudent loan modifications; and views prudent loan modification programs to financial institution customers affected by COVID-19 as positive actions that can effectively manage or mitigate adverse impacts on borrowers due to COVID-19, and lead to improved loan performance and reduced credit risk. Pursuant to this new guidance, we have instituted loan forbearance programs to assist borrowers with managing cash flows disrupted due to COVID-19. As of December 31, 2020, there were 113 loan forbearance agreements outstanding which allow for the deferral of up to 6 months in payments representing approximately $37.4 million in loan balances. The following table presents loans under forbearance programs by loan type as of December 31, 2020 with the expected month that payments are to resume, dollars in thousands.

	Month Payments Resume
Loan Type	January	February	March	April	Other	Total
Commercial	$395	$-	$578	$240	$37	$1,250
Real Estate - Residential	-	-	-	2,274	-	2,274
Real Estate - Commercial	11,968	3,283	-	15,568	366	31,185
Equity Lines of Credit	-	-	-	197	-	197
Automobile	74	480	673	600	493	2,320
Other	9	4	14	24	76	127
Total	$12,446	$3,767	$1,265	$18,903	$972	$37,353

U.S. Small Business Administration Paycheck Protection Program

The CARES Act also provided for the Paycheck Protection Program (PPP) and we are actively participating in this program. As of December 31, 2020 we funded 1,223 PPP loans totaling $119.5 million..  During the fourth quarter of 2020 a total of 493 loans were forgiven by the SBA totaling $48 million  and at December 31, 2020 the balance of PPP loans outstanding totaled $70.7 million.

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

	Year ended December 31,
	2020			2019			2018
		Interest	Rates		Interest	Rates		Interest	Rates
	Average	income/	earned/	Average	income/	earned/	Average	income/	earned/
	balance	expense	paid	balance	expense	paid	balance	expense	paid
	(dollars in thousands)
Assets

Interest bearing deposits	$95,591	$210	0.22%	$30,881	$632	2.05%	$32,937	$610	1.85%
Investment securities(1)	159,544	3,434	2.15%	171,080	4,395	2.57	152,966	3,951	2.58
Total loans (2)(3)	699,255	35,980	5.15%	588,858	34,275	5.82	518,626	29,761	5.74
Total earning assets	954,390	39,624	4.15%	790,819	39,302	4.97%	704,529	34,322	4.87%
Cash and due from banks	23,654			22,094			21,639
Other assets	37,253			39,751			38,158
Total assets	$1,015,297			$852,664			$764,326

Liabilities and shareholders’ equity
Interest bearing demand deposits	$97,395	77	0.08%	$106,020	102	0.10%	$103,494	96	0.09%
Money market deposits	115,203	278	0.24%	86,756	411	0.47	69,405	134	0.19
Savings deposits	212,470	278	0.13%	180,181	299	0.17	176,796	294	0.17
Time deposits	38,003	199	0.52%	48,766	389	0.80	44,715	192	0.43
Junior subordinated debentures	10,310	385	3.73%	10,310	531	5.15	10,310	510	4.95
Other	11,899	11	0.09%	11,549	15	0.13	9,132	10	0.11
Total interest-bearing liabilities	485,280	1,228	0.25%	443,582	1,747	0.39%	413,852	1,236	0.30%
Noninterest bearing demand deposits	423,444			325,473			283,419
Other liabilities	13,421			6,872			6,975
Shareholders’ equity	93,152			76,737			60,080
Total liabilities and shareholders’ equity	$1,015,297			$852,664			$764,326
Net interest income		$38,396			$37,555			$33,086
Net interest spread (4)			3.90%			4.58%			4.57%
Net interest margin (5)			4.02%			4.75%			4.70%

(1)	Interest income is reflected on an actual basis and is not computed on a tax-equivalent basis.

(2)	Average nonaccrual loan balances of $2.3 million for 2020, $2.0 million for 2019 and $1.0 million for 2018 are included in average loan balances for computational purposes.

(3)

Loan origination fees and costs are included in interest income as adjustments of the loan yields over the life of the loan using the interest method. Loan interest income includes net loan fees (costs) of $1,400,000, ($741,000) and ($462,000) for 2020, 2019 and 2018, respectively.

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

The following table sets forth changes in interest income and interest expense, for the years indicated and the amount of change attributable to variances in volume, rates and the combination of volume and rates based on the relative changes of volume and rates:

	2020 compared to 2019				2019 compared to 2018
	Increase (decrease) due to change in:				Increase (decrease) due to change in:

	Average	Average			Average	Average
	Volume(1)	Rate(2)	Mix(3)	Total	Volume(1)	Rate(2)	Mix(3)	Total
	(dollars in thousands)
Interest-earning assets:
Interest bearing deposits	$1,324	$(564)	$(1,182)	$(422)	$(38)	$64	$(4)	$22
Investment securities	(297)	(712)	48	(961)	468	(21)	(3)	444
Loans	6,426	(3,975)	(746)	1,705	4,030	426	58	4,514
Total interest income	7,453	(5,251)	(1,880)	322	4,460	469	51	4,980

Interest-bearing liabilities:
Interest bearing demand deposits	(8)	(18)	1	(25)	2	4	-	6
Money market deposits	135	(202)	(66)	(133)	33	195	49	277
Savings deposits	54	(63)	(12)	(21)	6	(1)	-	5
Time deposits	(86)	(134)	30	(190)	17	165	15	197
Junior subordinated debentures	-	(146)	-	(146)	-	21	-	21
Other borrowings	-	(4)	-	(4)	3	2	-	5
Total interest expense	95	(567)	(47)	(519)	61	386	64	511

Net interest income	$7,358	$(4,684)	$(1,833)	$841	$4,399	$83	$(13)	$4,469

(1)	The volume change in net interest income represents the change in average balance multiplied by the previous year’s rate.
(2)	The rate change in net interest income represents the change in rate multiplied by the previous year’s average balance.
(3)	The mix change in net interest income represents the change in average balance multiplied by the change in rate.

2020 compared to 2019. Net interest income is the difference between interest income and interest expense. Net interest income was $38.4 million for the year ended December 31, 2020, up $841 thousand, or 2%, from $37.6 million during 2019. The $841 thousand included an increase of $322 thousand in interest income, from $39.3 million during 2019 to $39.6 million during the current year and a decrease of $519 thousand in interest expense. Interest and fees on loans increased by $1.7 million, interest on investment securities decreased by $961 thousand and interest on interest-earning bank deposits decreased by $422 thousand.

Interest and fees on loans was $36.0 million during 2020. The average loan balances were $699.3 million for 2020, up $110.5 million from $588.8 million during 2019. The following table compares loan balances by type at December 31, 2020 and 2019.

		Percent of		Percent of
		Loans in Each		Loans in Each
	Balance at End	Category to	Balance at End	Category to
(dollars in thousands)	of Period	Total Loans	of Period	Total Loans
	12/31/2020	12/31/2020	12/31/2019	12/31/2019
Commercial	$117,360	16.5%	$47,892	7.7%
Agricultural	72,911	10.3%	78,785	12.7%
Real estate – residential	11,399	1.6%	14,530	2.3%
Real estate – commercial	352,552	49.7%	316,986	51.2%
Real estate – construction & land development	25,306	3.6%	31,181	5.0%
Equity Lines of Credit	34,744	4.9%	35,471	5.7%
Auto	91,080	12.8%	90,310	14.6%
Other	4,587	0.6%	4,563	0.8%
Total Gross Loans	$709,939	100%	$619,718	100%

The increase in interest and fees on loans was related to the amortization of loan fees/costs on PPP loans and growth in the Company's loan portfolio.  During the 2020 we recorded amortization of loan fees, net of loan costs, on PPP loans totaling $2.2 million.  This includes normal amortization on our PPP portfolio and the effect of $48 million in  PPP loan forgiveness. The average yield on loans was 5.15% for 2020 down 67 basis points from 5.82% for 2019. We attribute much of the decrease in yield to a decease in market interest rates including a 174 basis decrease in the average prime rate, partially offset by the effect of the acceleration of  PPP fee amortization related to  loan forgiveness. At December 31, 2020 approximately 19% of the Company’s loan portfolio was comprised of loans tied to the prime rate or an equivalent rate.

Interest on investment securities decreased by $961thousand related to a decrease in average balance of  $11.6 million from $171.1 million in 2019 to $159.5 million in 2020. and a decline in yield of 42 basis points from 2.57% during 2019 to 2.15% in 2020.  Interest income on interest bearing deposits, which totaled $210 thousand in 2020 and $632 thousand in 2019, primarily relates to interest on cash balances held at the Federal Reserve Bank of San Francisco (FRB). The $422 thousand decrease in interest on interest bearing deposits was related to a decrease in the average rate paid on interest earning deposits of 183 basis points from 2.05% during 2019 to 0.22% in 2020 which is consistent with the change in average federal funds rate during this period.  The effect of the decrease in yield was partially offset by an increase in average interest earning deposits of $64.7 million from $30.9 million during 2019 to $95.6 million in 2020.

Interest expense on deposits decreased by $369 thousand from $1,201 thousand for the twelve months ended December 31, 2019, to $832 thousand during 2020.  The largest component of this decline was a $190 thousand decline in interest expense on time deposits mostly related to the maturity of  higher rate time deposits in our Carson City branch.  Average time deposits at the Carson City Branch declined by $8.7 million from $11.2 million during the twelve months ended December 31, 2019 to $2.5 million during the year ended December 31, 2020. Related to a decline in market rates we also experienced declines in interest expense on other deposits categories the largest of which was $133 thousand in money market interest expense.

Interest expense on other interest-bearing liabilities decreased by $150 thousand from $546 thousand during the year ended December 31, 2019 to $396 thousand during the current year related to a decrease in effective rate paid on junior subordinated debentures form 5.15% during  2019 to 3.73% during 2020. Interest on the debentures, totaled $385 thousand during 2020 and $531 thousand during 2019. During 2019 and for most of the the first 6 months of 2020 interest on the debentures fluctuated with changes in the 3 month London Interbank Offered Rate (LIBOR) rate. However, on May 26, 2020 we entered into two separate interest rate swap agreements, effectively converting the $10 million in Subordinated Debentures to fixed obligations effective with the quarterly payments due in September, 2020.  The swaps have a 10 year maturity and fix the LIBOR rate on the Subordinated Debentures at approximately 75 basis points resulting in a weighted average rate of approximately 3.38%.

Net interest margin is net interest income expressed as a percentage of average interest-earning assets. As a result of the changes noted above, the net interest margin for 2020 decreased to 4.02%, from 4.75% during 2019.

2019 compared to 2018. Net interest income was $37.6 million for the year ended December 31, 2019 up $4.5 million, or 14%, from $33.1 million during 2018. The $4.5 million included an increase of $5.0 million, or 15%, in interest income, from $34.3 million during 2018 to $39.3 million during the current year and an increase of $511 thousand in interest expense. Interest and fees on loans increased by $4.5 million, interest on investment securities increased by $444 thousand and interest on interest-earning bank deposits increased by $22 thousand.

Interest and fees on loans was $34.3 million during 2019. The average loan balances were $588.8 million for 2019 up $70.2 million from $518.6 million during 2018. The average yield on loans was 5.82% for 2019 up 8 basis points from 5.74% for 2018.  We attribute much of the increase in yield to an increase in the average prime rate of 37 basis points. At December 31, 2019 approximately 25% of the Company’s loan portfolio was comprised of loans tied to the prime rate or an equivalent rate.

Interest on investment securities increased by $444 thousand as a result of an increase in average balance of  $18.1 million from $153.0 million in 2018 to $171.1 million in 2019.  Yield on investment securities declined slightly from 2.58% during 2018 to 2.57% in 2019.  Interest income on interest bearing deposits, which totaled $632 thousand in 2019 and $610 thousand in 2018 primarily relates to interest on cash balances held at the Federal Reserve. The $22 thousand increase in interest on interest bearing deposits was related to an increase in the average rate paid on interest earning deposits of 20 basis points from 1.85% during 2018 to 2.05% in 2019 which is consistent with the average federal funds rate during this period.  The effect of the increase in yield  was mostly offset by a decrease in average interest earning deposits of $2.0 million from $32.9 million during 2018 to $30.9 million in 2019.

Interest expense on deposits increased by $485 thousand from $716 thousand for the twelve months ended December 31, 2018 to $1,201 thousand during 2019.  This increase mostly relates to an increase in interest expense on money market accounts and time deposits related to the purchase of our Carson City, Nevada branch on October 26, 2018. The average rate paid on the Carson City money market and time deposits exceeds that which Plumas Bank pays in other markets. During 2019 we maintained the rates on the money market accounts at this branch but have experienced a decrease in deposits mostly related to the maturity of time deposits which were yielding significantly higher rates than our offering rates. In total, time deposits at the Carson City Branch declined by $14.8 million from $17.8 million at December 31, 2018 to $3.0 million at December 31, 2019.  During the twelve months ended December 31, 2019 money market accounts housed at our Carson City branch averaged $14.9 million and time deposits at this branch averaged $11.2 million. Interest expense on money market accounts increased by $277 thousand to $411 thousand related to an increase in average rate paid of 28 basis points and an increase in average balances of $17.3 million from $69.4 million during 2018 to $86.7 million during 2019. Interest on time deposits increased by $197 thousand from $192 thousand during the twelve months ended December 31, 2018 to $389 thousand during 2019. During this same period average time deposits increased by $4.1 million and the average rate paid on time deposit increased by 37 basis points.

Interest expense on other interest-bearing liabilities increased by $26 thousand from $520 thousand during 2018 to $546 thousand during the current period mostly related to an increase in rate paid on junior subordinated debentures. Interest on the debentures  totaled $531 thousand during 2019 and $510 thousand during 2018.

As a result of the changes noted above, the net interest margin for 2019 increased to 4.75%, from 4.70% during 2018.

Provision for Loan Losses

During the year ended December 31, 2020 we recorded a provision for loan losses of $3.2 million up $1.7 million from $1.5 million during the year ended December 31, 2019. See “Analysis of Asset Quality and Allowance for Loan Losses” for further discussion of loan quality trends and the provision for loan losses.

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

Non-Interest Income

The following table sets forth the components of non-interest income for the years ended December 31, 2020, 2019 and 2018.

	Years Ended December 31,			Change during Year
	2020	2019	2018	2020	2019
	(dollars in thousands)
Interchange revenue	2,568	2,374	2,174	194	200
Service charges on deposit accounts	$2,323	$2,695	$2,576	$(372)	$119
Gain on sale of loans, net	1,344	867	1,903	477	(1,036)
Loan servicing fees	841	760	800	81	(40)
Earnings on bank owned life insurance policies	342	328	328	14	-
Gain on sale of building	218	-	-	218	-
Gain (loss) on sale of investments	-	114	(8)	(114)	122
Gain on equity securities with no readily determinable fair value	-	-	209	-	(209)
Other income	827	997	899	(170)	98
Total non-interest income	$8,463	$8,135	$8,881	$328	$(746)

2020 compared to 2019. During the twelve months ended December 31, 2020, non-interest income totaled $8.5 million, an increase of $328 thousand from $8.1 million during 2019. This increase included a one-time gain totaling $218 thousand on sale of one of the Company’s administrative buildings. A portion of this building was used as record storage for Plumas Bank while the rest of the building was available for rental to third parties. Plumas Bank has entered into a five-year lease at a cost of $1,600 per month on that portion of the property used for its record storage. Other significant increases in non-interest income were $194 thousand in interchange fees and $477 thousand in gain on sale of SBA loans.  The largest declines in non-interest income were $372 thousand in service charges on deposit accounts, $114 thousand in gain on sale of  investments and $79 thousand in Federal Home Loan Bank of San Francisco (“FHLB”) dividends.

The increase interchange income is mostly related to an increase in the size of the bank. Proceeds from SBA loan sales totaled $29.0 million during 2020 and $19.5 million during 2019.  See the 2019/2018 discussion below for additional information on 2019 SBA loan sales.   The largest component of the decline in service charges on deposit accounts was a decline in NSF fees. We attribute the decline in NSF fees primarily to a more cautious consumer, an increase in business deposits which includes the effect of PPP lending and a temporary wavier of NSF fees for those customers adversely affected by the pandemic. Beginning in the third quarter of 2020 we returned to our standard policies for  the waiving  of NSF fees. No investment securities were sold during 2020; during 2019 we sold fifty-five available for sale securities for total proceeds of $19.7 million recording a $114 thousand gain on sale. The reduction in FHLB dividends relates to a special dividend recorded during the first quarter of 2019 and a reduction in the dividend rate paid by the FHLB.

2019 compared to 2018. During the year ended December 31, 2019, non-interest income totaled $8.1 million, a decrease of $746 thousand from the twelve months ended December 31, 2018. The largest component of this decrease was a decline of $1.0 million in gains on sale of SBA loans from $1.9 million during the twelve months ended December 31, 2018 to $867 thousand during 2019. Proceeds from SBA loan sales totaled $19.5 million during 2019 and $41.7 million during 2018  Loans originated for sale totaled $20.4 million during 2019 compared to $38.9 million during the twelve months ended December 31, 2018  We attribute some of the decline in originations to the government shutdown during the first quarter of 2019.  During the shutdown we were unable to provide SBA guaranteed loans.  In addition, higher market rates have resulted in a decrease in demand and competition in the SBA lending market remains intense.  Non-interest income benefited during the 2018 period from a $209 thousand gain recorded upon the prospective adoption of a newly effective accounting pronouncement impacting the measurement of equity securities, which in our case consists of stock in our correspondent banks, without a readily determinable fair market value. No gain or loss was recorded on these investment securities during the current period.

Partially offsetting these declines in non-interest income were increases of $119 thousand in service charge income and $200 thousand in interchange income mostly related to an increase in the size of the bank.  Other increases in non-interest income included a $114 thousand gain on sale of investment securities and an increase in dividends on FHLB stock of $77 thousand.

Non-Interest Expense

The following table sets forth the components of other non-interest expense for the years ended December 31, 2020, 2019 and 2018.

	Years Ended December 31,			Change during Year
	2020	2019	2018	2020	2019
	(dollars in thousands)
Salaries and employee benefits	$13,282	$13,009	$12,138	$273	$871
Occupancy and equipment	3,362	3,311	2,962	51	349
Outside service fees	2,871	2,533	2,376	338	157
Professional fees	688	704	925	(16)	(221)
Telephone and data communications	600	520	528	80	(8)
Advertising and promotion	519	395	433	124	(38)
Director compensation, education and retirement	456	443	267	13	176
Armored car and courier	426	403	329	23	74
Business development	280	490	439	(210)	51
Deposit insurance	252	65	237	187	(172)
Loan collection costs	230	227	216	3	11
Amortization of Core Deposit Intangible	198	263	27	(65)	236
Stationery and supplies	112	112	118	-	(6)
OREO expenses	10	61	76	(51)	(15)
Provision from change in OREO valuation	-	40	155	(40)	(115)
Gain on sale of OREO	(9)	(275)	(47)	266	(228)
Other operating expense	455	509	662	(54)	(153)
Total non-interest expense	$23,732	$22,810	$21,841	$922	$969

2020 compared to 2019. During the twelve months ended December 31, 2020, non-interest expense increased by $922 thousand. Increases in expense included $273 thousand in salary and benefit expense, $338 thousand in outside services fees, $266 thousand in gain on sale of OREO, $187 thousand in deposit insurance expense and $124 thousand in advertising expense.  The largest reduction in non-interest expense was $210 thousand in business development expense.

During 2020, salary and benefit expense increased by $273 thousand, or 2%, to $13.3 million. Salary expense increased by $333 thousand related to annual merit and promotion increases partially offset by a decline of  3.5 FTE. Other significant increases in salary and benefit costs included $221 thousand in commissions related to the increase in SBA loan sales, $138 thousand in officer salary continuation expense mostly related to a decline in the discount rate used to calculate the current liability for future benefits from 5% to 4%. and $109 thousand payroll taxes.  Partially offset these items was a decline in bonus expense of $600 thousand to $715 thousand. Bonuses are based primarily on achieving targeted levels of net income.  In 2020, we did not meet our income targets due to the decline in market interest rates and the impact of the higher loan loss provision related to the pandemic resulting in a reduction in the bonus accrual from 2019 levels where targets were met. The largest components of the increase in outside service fees were costs associated with growth in our interchange income, an increase in costs related to the management of our computer network including the installation of a new advanced backup and recovery system and a $26 thousand employee recruitment fee. The decline in gain on sale of OREO mostly relates to the sale of two properties at a gain of $266 thousand in the fourth quarter of 2019.  During 2019, deposit insurance costs benefited from assessment credits we were able to apply to our deposit insurance billings. The increase in advertising expense was mostly related to a digital and traditional advertising campaign focused on the Northern Nevada marketplace. It is our belief that Northern Nevada represents a significant growth opportunity for Plumas Bank. The largest decease in non-interest expense during the comparison period was $210 thousand in business development expense. The reduction in business development expense which includes travel, training and entertainment expenses was mostly related to the pandemic.

2019 compared to 2018. During 2019 non-interest expense increased by $969 thousand, or 4% to $22.8 million, up from $21.8 million during 2018. Total non-interest expense related to our Carson City, Nevada branch was $866 thousand during 2019 and $340 thousand during 2018. Excluding the effect of the Carson City branch, non-interest expense would have increased by 2% .

The Company’s single largest expense is salary and benefit costs. During 2019 salary and benefit expense increased by $871 thousand, or 7%, to $13.0 million. Salary expense increased by $1.0 million related to annual merit and promotion increases, an increase of seven  Full Time Equivalent (FTE) employees and a full year of operations of our Carson City, Nevada branch. Other significant increases in salary and benefit expense include a decline of $226 thousand in the deferral of loan origination costs and an increase of $114 thousand in medical insurance expense.  Partially offsetting these items was a decline of $544 thousand in commission expense consistent with the decline in SBA sales. Other significant increases in non-interest expense include $349 thousand in occupancy and equipment expense, $236 thousand in amortization of core deposit intangible, $176 thousand in director compensation and expense and $157 thousand in outside service fees. The largest decreases in non-interest expense were  $228 thousand in gain on sale of OREO properties and reductions in professional fees of $221 thousand, deposit insurance expense of $172 thousand, other non-interest expense of $153 thousand and $115 thousand in the provision for change in OREO valuation.

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

Professional fees during the current period benefited from a reduction in consulting costs of $109 thousand and corporate legal costs of $127 thousand. Consulting costs were somewhat high during the 2018 period as they included an external review of our compliance management system and $29 thousand related to our acquisition of the Carson City, Nevada branch. Legal fees during the 2018 period included $44 thousand  related to the Carson City branch acquisition and $45 associated with litigation brought by a third-party municipality against one of our borrowers which could adversely affect our collateral position. Deposit insurance costs during the current period benefited from assessment credits we were able to apply to our deposit insurance billings. Plumas Bank was awarded assessment credits totaling $177 thousand which became available once the Deposit Insurance Fund Reserve Ratio reached at least 1.38. During the third quarter we were notified that the reserve ratio was 1.40 on June 30, 2019 and that our credits would be available to offset insurance assessments beginning with the April 1, 2019 assessment period. Other non-interest expense during the 2018 period was also higher than normal as it included a $50 thousand increase in the reserve for undisbursed loan commitments and costs associated with the pending termination of our lease at our Tahoe City, California branch. During 2018 we purchased a building in Tahoe City which, after extensive remodeling became the new home of our Tahoe City branch during 2020. Our lease obligation at our former location included a termination penalty that during 2018 has been accrued into other expense.  During 2019 we sold three OREO properties recording a net gain on sale of $275 thousand.

Provision for Income Taxes. The Company recorded an income tax provision of $5.5 million, or 27.5% of pre-tax income for the year ended December 31, 2020. This compares to an income tax provision of $5.9 million, or 27.4% of pre-tax income during 2019. The percentages for 2020 and 2019 differ from statutory rates as tax exempt items of income such as earnings on Bank owned life insurance and municipal loan and securities interest decrease taxable income. In addition, the 2020 and 2019 provision include income tax benefits related to the exercise of stock options of $10 thousand and $41 thousand, respectively.

Deferred tax assets and liabilities are recognized for the tax consequences of temporary differences between the reported amount of assets and liabilities and their tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The determination of the amount of deferred income tax assets which are more likely than not to be realized is primarily dependent on projections of future earnings, which are subject to uncertainty and estimates that may change given economic conditions and other factors. The realization of deferred income tax assets is assessed and a valuation allowance is recorded if it is "more likely than not" that all or a portion of the deferred tax asset will not be realized. "More likely than not" is defined as greater than a 50% chance. All available evidence, both positive and negative is considered to determine whether, based on the weight of that evidence, a valuation allowance is needed. Based upon the analysis of available evidence, management has determined that it is "more likely than not" that all deferred income tax assets as of December 31, 2020 and 2019 will be fully realized and therefore no valuation allowance was recorded.

Financial Condition

Loan Portfolio. Gross loans increased by $90.2 million, or 15%, from $620 million at December 31, 2019 to $710 million at December 31, 2020. The three largest areas of growth in the Company’s loan portfolio were $69.5 million in commercial loans, $35.6 million in commercial real estate loans and $770 thousand in auto loans. These items were partially offset by declines in other loan categories of $15.7 million, the largest of which were declines  in construction loans of $5.9 million and agricultural loans of $5.9 million.  During 2020 we funded 1,223 PPP loans with an original principal balance of over $119.5 million. At December 31 2020 we had a total of 730 PPP loans with a balance of  $70.7 million. PPP loans are included in the commercial loan category.

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

		Percent of		Percent of
		Loans in		Loans in
	Balance at	Each	Balance at	Each
	End of	Category to	End of	Category to
(dollars in thousands)	Period	Total Loans	Period	Total Loans
	12/31/2020	12/31/2020	12/31/2019	12/31/2019
Commercial	$117,360	16.5%	$47,892	7.7%
Agricultural	72,911	10.3%	78,785	12.7%
Real estate – residential	11,399	1.6%	14,530	2.3%
Real estate – commercial	352,552	49.7%	316,986	51.2%
Real estate – construction & land development	25,306	3.6%	31,181	5.0%
Equity Lines of Credit	34,744	4.9%	35,471	5.7%
Auto	91,080	12.8%	90,310	14.6%
Other	4,587	0.6%	4,563	0.8%
Total	$709,939	100%	$619,718	100%

The Company’s real estate related loans, including real estate mortgage loans, real estate construction and land development loans, consumer equity lines of credit, and agricultural loans secured by real estate comprised 66% of the total loan portfolio at December 31, 2020. Moreover, the business activities of the Company currently are focused in the California counties of Plumas, Nevada, Placer, Lassen, Modoc, Shasta, and Sierra and in Washoe and Carson City Counties in Northern Nevada. Consequently, the results of operations and financial condition of the Company are dependent upon the general trends in these economies and, in particular, the commercial real estate markets. In addition, the concentration of the Company's operations in these areas of Northeastern California and Northwestern Nevada exposes it to greater risk than other banking companies with a wider geographic base in the event of catastrophes, such as earthquakes, fires and floods in these regions.

The rates of interest charged on variable rate loans are set at specific increments in relation to the Company's lending rate or other indexes such as the published prime interest rate or U.S. Treasury rates and vary with changes in these indexes. The frequency in which variable rate loans reprice can vary from one day to several years. At December 31, 2020 and 2019, approximately 68% and 74%, respectively of the Company's loan portfolio was comprised of variable rate loans. The decline in variable rate loans to total loans in 2020 is related to the PPP loans all of which are fixed rate. Loans indexed to the prime interest rate totaled approximately 19% of the Company’s loan portfolio; these loans reprice within one day to three months of a change in the prime rate. At December 31, 2020 and 2019, 43% and 32%, respectively of the variable loans were at their respective floor rate. While real estate mortgage, commercial and consumer lending remain the foundation of the Company's historical loan mix, some changes in the mix have occurred due to the changing economic environment and the resulting change in demand for certain loan types. The most significant changes have been an increase in indirect auto lending with automobile loans increasing from 2.5% of gross loans at December 31, 2011 to 12.8% of gross loans at December 31, 2020 and the introduction of the PPP loan product in 2020. The automobile portfolio provides diversification to the loan portfolio in terms of rate, term and balance as these loans tend to have a much shorter term and balance than commercial real-estate loans and are fixed rate. In addition, the Company remains committed to the agricultural industry and will continue to pursue high quality agricultural loans. Agricultural loans include both commercial and commercial real estate loans. The Company’s agricultural loan balances totaled $73 million at December 31, 2020 and $79 million at December 31, 2019.

The following table sets forth the amounts of loans outstanding by category as of the dates indicated.

	At December 31,
	2020	2019	2018	2017	2016
	(dollars in thousands)
Real estate – mortgage	$363,951	$331,516	$287,610	$256,881	$247,419
Real estate – construction and land development	25,306	31,181	40,161	25,181	21,904
Commercial	117,360	47,892	49,563	39,620	41,293
Consumer (1)	130,411	130,344	119,705	106,044	99,404
Agriculture (2)	72,911	78,785	69,160	58,908	51,103
Total loans	709,939	619,718	566,199	486,634	461,123
Deferred costs	758	3,561	3,257	2,283	2,006
Allowance for loan losses	(9,902)	(7,243)	(6,958)	(6,669)	(6,549)
Net loans	$700,795	$616,036	$562,498	$482,248	$456,580

(1) Includes equity lines of credit and auto

(2) Includes agriculture real estate

The following table sets forth the maturity of gross loan categories as of December 31, 2020. Also provided with respect to such loans are the amounts due after one year, classified according to sensitivity to changes in interest rates:

		After One
	Within	Through Five	After
	One Year	Years	Five Years	Total
	(dollars in thousands)
Real estate – mortgage	$30,873	101,606	$231,472	$363,951
Real estate – construction and land development	8,779	6,970	9,557	25,306
Commercial	83,009	24,899	9,452	117,360
Consumer	29,954	90,956	9,502	130,411
Agriculture	35,512	31,075	6,324	72,911
Total	$188,126	$255,506	$266,307	$709,939
Loans maturing after one year with:
Fixed interest rates		$90,297	$20,641	$110,938
Variable interest rates		165,208	245,666	410,874
Total		$255,506	$266,307	$521,813

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

The discretionary allocation is based upon management’s evaluation of various loan segment conditions that are not directly measured in the determination of the formula and specific allowances. The conditions may include, but are not limited to, general economic and business conditions affecting the key lending areas of the Company, credit quality trends, collateral values, loan volumes and concentrations, and other business conditions.   We have added a new specific pandemic qualitative factor to our allowance for loan loss calculation and have increased the qualitative factor related to economic conditions. These changes resulted in the need for additional loan loss provision during 2020. See  Item 1A - Risk Factors for a discussion of the COVID-19 global pandemic and its potential affect on the Company's current and future financial position and results of operations.

In June 2016, the FASB issued ASU No. 2016-13, Measurement of Credit Losses on Financial Instruments. ASU No. 2016-13 significantly changes how entities will measure credit losses for most financial assets and certain other instruments that aren’t measured at fair value through net income. The standard will replace today’s “incurred loss” approach with an “expected loss” model. The new model, referred to as the current expected credit loss (“CECL”) model, will apply to: (1) financial assets subject to credit losses and measured at amortized cost, and (2) certain off-balance sheet credit exposures. This includes, but is not limited to, loans, leases, held-to maturity securities, loan commitments, and financial guarantees. We have purchased software to support the CECL calculation of the allowance for loan losses under ASU No 2016-13 and have engaged the software vendor to assist in the transition to the CECL model. The Company’s preliminary evaluation indicates the provisions of ASU No. 2016-13 are expected to impact the Company’s Consolidated Financial Statements, in particular the level of the reserve for credit losses. However, the Company continues to evaluate the extent of the potential impact.  On October 16, 2019, the FASB approved a proposal to change the effective date of ASU No. 2016-13 for smaller reporting companies, as defined by the SEC, and other non-SEC reporting entities delaying the effective date to fiscal years beginning after December 31, 2022, including interim periods within those fiscal periods.  As the Company is a smaller reporting company and has not adopted provisions of the standard early, the delay is applicable to the Company.

The following table provides certain information for the years indicated with respect to the Company's allowance for loan losses as well as charge-off and recovery activity.

	For the Year Ended December 31,
	2020	2019	2018	2017	2016
	(dollars in thousands)
Balance at beginning of period	$7,243	$6,958	$6,669	$6,549	$6,078
Charge-offs:
Commercial and agricultural (2)	131	587	325	202	268
Real estate mortgage	-	-	25	48	292
Real estate construction & land	-	-	-	-	5
Consumer (1)	656	934	841	629	414
Total charge-offs	787	1,521	1,191	879	979
Recoveries:
Commercial and agricultural (2)	34	26	83	89	53
Real estate mortgage	23	7	114	118	45
Real estate construction & land	-	-	3	-	389
Consumer (1)	214	273	280	192	163
Total recoveries	271	306	480	399	650
Net charge-offs	516	1,215	711	480	329
Provision for loan losses	3,175	1,500	1,000	600	800
Balance at end of period	$9,902	$7,243	$6,958	$6,669	$6,549
Net charge-offs during the period to average loans	0.07%	0.21%	0.14%	0.10%	0.08%
Allowance for loan losses to total loans	1.39%	1.17%	1.23%	1.37%	1.42%

(1) Includes equity lines of credit and auto

(2) Includes agriculture real estate

During the years ended December 31, 2020 and 2019 we recorded a provision for loan losses of $3.2 million and $1.5 million, respectively. The increase relates to an increase in the economic qualitative factor and the addition of a new factor during 2020 related to the pandemic. Net charge-offs totaled $516 thousand during the year ended December 31, 2020, a decrease of $699 thousand from $1,215 thousand during the year ended December 31, 2019.  Net charge-offs as a percentage of average loans decreased from 0.21% during 2019 to 0.07% during the year ended December 31, 2020.

The following table provides a breakdown of the allowance for loan losses:

		Percent of		Percent of
		Loans in		Loans in
		Each		Each
	Balance at	Category to	Balance at	Category to
(dollars in thousands)	End of Period	Total Loans	End of Period	Total Loans
	2020	2020	2019	2019
Commercial and agricultural	$1,707	26.8%	$1,270	20.4%
Real estate mortgage	5,253	51.3%	3,589	53.5%
Real estate construction & land	554	3.6%	481	5.0%
Consumer (includes equity lines of credit & auto)	2,388	18.3%	1,903	21.1%
Total	$9,902	100.0%	$7,243	100.0%

The allowance for loan losses totaled $9.9 million at December 31, 2020 and $7.2 million at December 31, 2019. Specific reserves related to impaired loans increased by $20 thousand from $154 thousand at December 31, 2019 to $174 thousand at December 31, 2020. At least quarterly the Company evaluates each specific reserve and if it determines that the loss represented by the specific reserve is uncollectable it records a charge-off for the uncollectable portion. General reserves were $9.7 million at December 31, 2020 and $7.1 million at December 31, 2019. The allowance for loan losses as a percentage of total loans increased from 1.17% at December 31, 2019 to 1.39% at December 31, 2020. The percentage of general reserves to unimpaired loans totaled 1.37% at December 31, 2020 and 1.15% at December 31, 2019.

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

Loans restructured (TDRs) and not included in nonperforming loans in the following table totaled $0.9 million, $0.9 million, $1.0 million, $1.1 million and $2.6 million at December 31, 2020, 2019, 2018, 2017, and 2016, respectively. For additional information related to restructured loans see Note 5 of the Company's Consolidated Financial Statements in Item 8 - Financial Statements and Supplementary Data of this Annual Report on Form 10-K

The following table sets forth the amount of the Company's nonperforming assets as of the dates indicated.

	At December 31,
	2020	2019	2018	2017	2016
	(dollars in thousands)

Nonaccrual loans	$2,536	$2,050	$1,117	$1,226	$2,724
Loans past due 90 days or more and still accruing	-	-	-	1,796	-
Total nonperforming loans	2,536	2,050	1,117	3,022	2,724
Other real estate owned	403	707	1,170	1,344	735
Other vehicles owned	31	56	53	35	12
Total nonperforming assets	$2,970	$2,813	$2,340	$4,401	$3,471
Interest income forgone on nonaccrual loans	$119	$158	$46	$50	$164
Interest income recorded on a cash basis on nonaccrual loans	$-	$-	$-	$-	$29
Nonperforming loans to total loans	0.36%	0.33%	0.20%	0.62%	0.59%
Nonperforming assets to total assets	0.27%	0.33%	0.28%	0.59%	0.53%

Nonperforming loans at December 31, 2020 were $2.5 million, an increase of $486 thousand from the $2.1 million balance at December 31, 2019. Specific reserves on nonaccrual loans totaled $143 thousand at December 31, 2020 and $121 thousand at December 31, 2019, respectively. Performing loans past due thirty to eighty-nine days were $1.2 million at December 31, 2020  down from $3.7 million at December 31, 2019.

A substandard loan is not adequately protected by the current sound worth and paying capacity of the borrower or the value of the collateral pledged, if any. Total substandard loans decreased by $1.5 million from $3.3 million at December 31, 2019 to $1.8 million at December 31, 2020. Loans classified as special mention decreased by $4.5 million from $7.6 million at December 31, 2019 to $3.1 million at December 31, 2020.

At December 31, 2020 and 2019, the Company's recorded investment in impaired loans totaled $2.2 million. The specific allowance for loan losses related to impaired loans totaled $174 thousand and $154 thousand at December 31, 2020 and 2019, respectively. Additionally, $0 and $71 thousand had been charged off against impaired loans at December 31, 2020 and 2019, respectively.

OREO represents real property acquired by the Bank either through foreclosure or through a deed in lieu thereof from the borrower. Repossessed assets include vehicles and other commercial assets acquired under agreements with delinquent borrowers. OREO holdings represented three properties totaling $403 thousand at December 31, 2020  and three properties totaling $707 thousand at December 31, 2019. Nonperforming assets as a percentage of total assets were 0.27% at December 31, 2020 and 0.33% at December 31, 2019.

The following table provides a summary of the change in the number and balance of OREO properties for the years ended December 31, 2020 and 2019, dollars in thousands:

	Year Ended December 31,
	Number	2020	Number	2019
Beginning Balance	3	707	6	1,170
Additions	1	56	-	-
Dispositions	(1)	(360)	(3)	(423)
Provision from change in OREO valuation	-	-	-	(40)
Ending Balance	3	$403	3	$707

Investment Portfolio and Federal Reserve Balances. Total investment securities were $179.6 million as of December 31, 2020 and $159.3 million as of December 31, 2019. Unrealized gains on available-for-sale investment securities totaling $6,595,000 were recorded, net of $1,950,000 in tax expense, as accumulated other comprehensive loss within shareholders' equity at December 31, 2020. Unrealized gains on available-for-sale investment securities totaling $2.9 million were recorded, net of $861 thousand in tax expense, as accumulated other comprehensive income within shareholders' equity at December 31, 2019.

No investment securities were sold during the year ended December 31, 2020. During the year ended December 31, 2019 the Company sold fifty-five available-for-sale investment securities for total proceeds of $19.7 million recording a $114 thousand gain on sale.

The investment portfolio at December 31, 2020 consisted of $110.7 million in securities of U.S. Government-sponsored agencies, $10.5 million  in securities of U.S. Government agencies  and 135 municipal securities totaling $58.4 million. The investment portfolio at December 31, 2019 consisted of $125.7 million in securities of U.S. Government-sponsored agencies and 89 municipal securities totaling $33.6 million.

There were no Federal funds sold at December 31, 2020 or December 31, 2019; however, the Bank maintained interest earning balances at the Federal Reserve Bank totaling $143.7 million at December 31, 2020 and $20.5 million at December 31, 2019. The balance, at December 31, 2020, earned interest at the rate of 0.10%.

The Company classifies its investment securities as available-for-sale or held-to-maturity. Currently all securities are classified as available-for-sale. Securities classified as available-for-sale may be sold to implement the Company's asset/liability management strategies and in response to changes in interest rates, prepayment rates and similar factors.

The following tables summarize the values of the Company's investment securities held on the dates indicated:

	December 31,
Available-for-sale (fair value)	2020	2019	2018
	(dollars in thousands)
U.S. Government-sponsored agency mortgage-backed securities - residential	$110,674	$125,678	$132,678
U.S. Government agency mortgage-backed securities - commercial	10,472	-	-
Municipal obligations	58,467	33,642	38,829
Total	$179,613	$159,320	$171,507

The following table summarizes the maturities of the Company's securities at their carrying value, which represents fair value, and their weighted average tax equivalent yields at December 31, 2020. Mortgage-backed securities are included in maturity categories based on their stated maturity date. Expected maturities may differ from contractual maturities because the issuers may have the right to call or prepay obligations.

			After One Through		After Five Through
(dollars in thousands)	Within One Year		Five Years		Ten Years		After Ten Years		Total
Available-for-sale (Fair Value)	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
U.S. Government-sponsored agency mortgage-backed securities - residential	$-	-%	$-	-%	$22,107	2.10%	$88,567	1.92%	$110,674	1.96%
U.S. Government agency mortgage-backed securities - commercial	-	-%	-	-%	-	-%	10,472	1.23%	10,472	1.23%
Municipal obligations	-	-%	4,313	3.40%	6,261	3.35%	47,893	3.23%	58,467	3.25%
Total	$-	-%	$4,313	3.40%	$28,368	2.38%	$146,932	2.30%	$179,613	2.34%

Deposits. Deposits represent the Bank's primary source of funds. Deposits are primarily core deposits in that they are demand, savings and time deposits generated from local businesses and individuals. These sources are considered to be relatively stable, long-term relationships thereby enhancing steady growth of the deposit base without major fluctuations in overall deposit balances. The Company experiences, to a small degree, some seasonality with the slower growth period between November through April, and the higher growth period from May through October. To assist in meeting any funding demands, the Company maintains a secured borrowing arrangement with the FHLB. Total deposits increased by $227 million from $747 million at December 31, 2019 to $974 million at December 31, 2020.  The increase in deposits includes increases of $185 million in demand deposits, $60 million in savings accounts, $83 million in money market accounts, and $2 million in time deposits. These increases were partially offset by a decrease of $103 million in interest-bearing demand deposits.  During November 2020 we eliminated our interest-bearing demand deposit products transferring these accounts to either money market accounts or non-interest bearing demand accounts based on product type. At December 31, 2020, 53% of the Company’s deposits were in the form of non-interest-bearing demand deposits and only 4% were time deposits. The Company has no brokered deposits.

The following table shows the distribution of deposits by type at December 31, 2020 and 2019.

		Percent of		Percent of
		Deposits in		Deposits in
		Each Category		Each Category
	Balance at End	to Total	Balance at End	to Total
	of Period	Deposits	of Period	Deposits
(dollars in thousands)	12/31/2020	12/31/2020	12/31/2019	12/31/2019
Non-interest bearing	$516,682	53.0%	$331,619	44.4%
NOW	-	-%	102,724	13.7%
Money Market	173,557	17.8%	90,853	12.2%
Savings	243,419	25.0%	183,934	24.6%
Time	40,316	4.2%	38,194	5.1%
Total Deposits	$973,974	100%	$747,324	100%

The Company's time deposits of $100,000 or more had the following schedule of maturities at December 31, 2020 (dollars in thousands):

Remaining Maturity:	Amount
Three months or less	$6,188
Over three months to six months	3,525
Over six months to 12 months	4,988
Over 12 months	4,407
Total	$19,108

Time deposits of $100,000 or more are generally from the Company's local business and individual customer base. The potential impact on the Company's liquidity from the withdrawal of these deposits is discussed at the Company's asset and liability management committee meetings, and is considered to be minimal.

Short-term Borrowing Arrangements.  The Company is a member of the FHLB and can borrow up to $173,656,000 from the FHLB secured by commercial and residential mortgage loans with carrying values totaling $337,282,000. The Company is required to hold FHLB stock as a condition of membership. At December 31, 2020 and December 31, 2019, the Company held $3,667,000 and $3,517,000, respectively of FHLB stock which is recorded as a component of other assets. Based on this level of stock holdings at December 31, 2020, the Company can borrow up to $135,804,000. To borrow the $173,655,000 in available credit the Company would need to purchase $1,022,000 in additional FHLB stock. In addition to its FHLB borrowing line, the Company has unsecured short-term borrowing agreements with three of its correspondent banks in the amounts of $50 million, $20 million and $10 million. There were no outstanding borrowings to  the correspondent banks under these agreements at December 31, 2020 and 2019.  There was a $5 million outstanding balance on the FHLB line at December 31 2020.  This borrowing matures on May 7, 2021 and is non-interest bearing. There were no outstanding borrowings on the FHLB line at December 31, 2019.

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

There were no borrowings on the Note during the years ended December 31, 2020 and 2019. The Note is secured by 100 shares of Plumas Bank stock representing the Company's 100% ownership interest in Plumas Bank. Under the Note, the Bank is subject to several negative and affirmative covenants including, but not limited to providing timely financial information, maintaining specified levels of capital, restrictions on additional borrowings, and meeting or exceeding certain capital and asset quality ratios. The Bank was in compliance with all such covenants related to the Note at December 31, 2020 and December 31, 2019.

Repurchase Agreements. In 2011 the Bank introduced a product for its larger business customers which use securities sold under agreements to repurchase as an alternative to interest-bearing deposits. Securities sold under agreements to repurchase totaling $13,878,000 and $16,013,000 at December 31, 2020 and 2019, respectively are secured by U.S. Government agency securities with a carrying amount of $19,826,000 and $22,033,000 at December 31, 2020 and 2019, respectively. Interest paid on this product is similar to that which is paid on the Bank’s premium money market account; however, these are not deposits and are not FDIC insured.

Junior Subordinated Deferrable Interest Debentures. Plumas Statutory Trust I and II are business trust subsidiaries formed by the Company with capital of $358 thousand and $182 thousand, respectively, for the sole purpose of issuing trust preferred securities fully and unconditionally guaranteed by the Company. During 2002, Trust I issued 6,000 Floating Rate Capital Trust Pass-Through Securities ("Trust Preferred Securities"), with a liquidation value of $1,000 per security, for gross proceeds of $6,000,000. During 2005, Trust II issued 4,000 Trust Preferred Securities with a liquidation value of $1,000 per security, for gross proceeds of $4,000,000. The entire proceeds were invested by Trust I in the amount of $6,186,000 and Trust II in the amount of $4,124,000 in Floating Rate Junior Subordinated Deferrable Interest Debentures (the "Subordinated Debentures") issued by the Company, with identical maturity, repricing and payment terms as the Trust Preferred Securities. The Subordinated Debentures represent the sole assets of Trusts I and II.

Trust I’s Subordinated Debentures mature on September 26, 2032, bear a current interest rate of 3.65% (based on 3-month LIBOR plus 3.40%), with repricing and payments due quarterly. Trust II’s Subordinated Debentures mature on September 28, 2035, bear a current interest rate of 1.70% (based on 3-month LIBOR plus 1.48%), with repricing and payments due quarterly. The interest rate of the Trust Preferred Securities issued by Trust I adjust on each quarterly anniversary date to equal the 3-month LIBOR plus 3.40%. The Trust Preferred Securities issued by Trust II adjust on each quarterly anniversary date to equal the 3-month LIBOR plus 1.48%. Both Trusts I and II have the option to defer payment of the distributions for a period of up to five years, as long as the Company is not in default on the payment of interest on the Subordinated Debentures.

Interest expense recognized by the Company for the years ended December 31, 2020, 2019 and 2018 related to the subordinated debentures was $385,000, $531,000 and $510,000, respectively.

Interest Rate Swaps. On May 26, 2020 we entered into two separate interest rate swap agreements with notional amounts totaling $10 million, effectively converting the $10 million in Subordinated Debentures to fixed obligations.  The swaps have a 10 year maturity and fix the labor rate on the Subordinated Debentures at approximately 75 basis points. These agreements have been designated and qualify as cash flow hedging instruments and, as such changes in the fair value are recorded in accumulated other comprehensive income/loss to the extent the agreements are effective hedges. The swaps were determined to be fully effective during all periods presented. As such, no amount of ineffectiveness has been included in net income. Therefore, the aggregate fair value of the swaps is recorded in other assets with changes in fair value recorded in other comprehensive income . The amount included in accumulated other comprehensive income would be reclassified to current earnings should the hedges no longer be considered effective. The Company expects the hedges to remain fully effective during the remaining terms of the swaps.

Capital Resources

Total shareholders’ equity increased by $15.6 million from $84.5 million at December 31, 2019 to $100.1 million at December 31, 2020. The largest component of the $15.6 million increase was earnings during the twelve-month period totaling $14.5 million. In addition, we recorded an increase in accumulated other comprehensive income of $2.7 million, from $2.0 million at December 31, 2019 to $4.7 million at December 31, 2020. Stock option activity increased shareholders’ equity by $0.3 million while dividends paid decreased shareholders’ equity by $1.9 million.

It is the policy of the Company to periodically distribute excess retained earnings to the shareholders through the payment of cash dividends. The Board of Directors believes that such dividends help promote shareholder value and capital adequacy by enhancing the marketability of the Company’s stock. All authority to provide a return to the shareholders in the form of a cash or stock dividend or split rests with the Board of Directors. The Board periodically, but on no regular schedule, reviews the appropriateness of a cash dividend payment. The Company’s ability to pay dividends is limited by California and federal law and the policies and regulations of the FRB as well as restrictions the Subordinated Debentures. During 2020 the Company paid three quarterly $0.12 cent per share dividends one each on May 15, 2020, August 14, 2020 and November 16, 2020.  During the 2018 and 2019 semi-annual cash dividends were paid as follows: $0.18 per share on May 15, 2018 and November 15, 2018 and $0.23 per share on May 15, 2019 and November 15, 2019.

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

In July, 2013, the federal bank regulatory agencies adopted rules implementing the Basel Committee on Banking Supervision’s capital guidelines for U.S. depository organizations, sometimes called “Basel III,” that increased the minimum regulatory capital requirements for bank holding companies and depository institutions and implemented strict eligibility criteria for regulatory capital instruments. The Basel III capital rules include a minimum common equity Tier 1 ratio of 4.5%, a Tier 1 capital ratio of 6.0%, a total risk-based capital ratio of 8.0%, and a minimum leverage ratio of 4.0% (calculated as Tier 1 capital to average consolidated assets). The minimum capital levels required to be considered “well capitalized” include a common equity Tier 1 ratio of 6.5%, a Tier 1 risk-based capital ratio of 8.0%, a total risk-based capital ratio of 10.0%  and a leverage ratio of 5.0%.  In addition, the Basel III capital rules require that banking organizations maintain a capital conservation buffer of 2.5% above the minimum capital requirements in order to avoid restrictions on their ability to pay dividends, repurchase stock or pay discretionary bonuses. Including the capital conservation buffer of 2.5%, the Basel III capital rules require the following minimum ratios for a bank holding company or bank to be considered well capitalized: a common equity Tier 1 capital ratio of 7.0%; a Tier 1 capital ratio of 8.5%, and a total capital ratio of 10.5%. At December 31, 2020, the Company’s and the Bank’s capital ratios exceed the thresholds necessary to be considered “well capitalized” under the Basel III framework.

Under the FRB’s Small Bank Holding Company and Savings and Loan Holding company Policy Statement (the “Policy Statement”), qualifying bank holding companies with less than $3 billion in consolidated assets are exempt from the Basel III consolidated capital rules. The Company qualifies for treatment under the Policy Statement and is not currently subject to the Basel III consolidated capital rules at the bank holding company level. The Basel III capital rules continue to apply to the Bank.

In 2019, the federal bank regulators issued a rule establishing a “community bank leverage ratio” (the ratio of a bank’s tier 1 capital to average total consolidated assets) that qualifying institutions with less than $10 billion in assets may elect to use in lieu of the generally applicable leverage and risk-based capital requirements under Basel III. A qualifying banking organization that elects to use new ratio will be considered to have met all applicable federal regulatory capital and leverage requirements, including the minimum capital levels required to be considered “well capitalized, ” if it maintains community bank leverage ratio capital exceeding 9%.  The new rule became effective on January 1, 2020.  Plumas Bank has chosen not to opt into the community bank leverage ratio at this time.

The following table sets forth the Bank's actual capital amounts and ratios (dollar amounts in thousands):

			Minimum Amount of Capital Required
					To be Well-Capitalized
			For Capital		Under Prompt
	Actual		Adequacy Purposes (1)		Corrective Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2020
Common Equity Tier 1 Ratio	$103,361	14.2%	$32,802	4.5%	$47,381	6.5%
Tier 1 Leverage Ratio	103,361	9.2%	45,017	4.0%	56,271	5.0%
Tier 1 Risk-Based Capital Ratio	103,361	14.2%	43,736	6.0%	58,315	8.0%
Total Risk-Based Capital Ratio	112,485	15.4%	58,315	8.0%	72,894	10.0%

December 31, 2019
Common Equity Tier 1 Ratio	$90,317	13.1%	$31,059	4.5%	$44,863	6.5%
Tier 1 Leverage Ratio	90,317	10.4%	34,897	4.0%	43,622	5.0%
Tier 1 Risk-Based Capital Ratio	90,317	13.1%	41,412	6.0%	55,216	8.0%
Total Risk-Based Capital Ratio	97,810	14.2%	55,216	8.0%	69,020	10.0%

(1) Does not include amounts required to maintain the capital conservation buffer under the new capital rules

Management believes that the Bank met all its capital adequacy requirements as of December 31, 2020.

The current and projected capital positions of the Bank and the impact of capital plans and long-term strategies are reviewed regularly by management. The Company policy is to maintain the Bank’s ratios above the prescribed well-capitalized ratios at all times.

Off-Balance Sheet Arrangements

Loan Commitments. In the normal course of business, there are various commitments outstanding to extend credits that are not reflected in the financial statements. Commitments to extend credit and letters of credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Annual review of commercial credit lines, letters of credit and ongoing monitoring of outstanding balances reduces the risk of loss associated with these commitments. As of December 31, 2020, the Company had $144.4 million in unfunded loan commitments and $531 thousand in letters of credit. This compares to $111.4 million in unfunded loan commitments and $126 thousand in letters of credit at December 31, 2019. Of the $144.4 million in unfunded loan commitments, $96.7 million and $47.7 million represented commitments to commercial and consumer customers, respectively. Of the total unfunded commitments at December 31, 2020, $89.1 million were secured by real estate, of which $51.1 million was secured by commercial real estate and $38.0 million was secured by residential real estate mostly in the form of equity lines of credit. The commercial loan commitments not secured by real estate primarily represent business lines of credit, while the consumer loan commitments not secured by real estate primarily represent revolving credit card lines and overdraft protection lines. Since some of the commitments are expected to expire without being drawn upon the total commitment amounts do not necessarily represent future cash requirements.

Operating Leases. The Company leases three lending offices, two branch offices, three administrative offices and two standalone ATM locations. Including variable lease expense, total rent expense for the years ended December 31, 2020, 2019 and 2018 was $407,000,  $465,000 and $379,000, respectively.  The expiration dates of the leases vary, with the first such lease expiring during 2021 and the last such lease expiring in 2026.

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

The Company is a member of the FHLB and can borrow up to $173,656,000 from the FHLB secured by commercial and residential mortgage loans with carrying values totaling $337,282,000. See “Short-term Borrowing Arrangements” for additional information on our FHLB borrowing capacity. In addition to its FHLB borrowing line, the Company has unsecured short-term borrowing agreements with three of its correspondent banks in the amounts of $50 million, $20 million and $10 million. There were no outstanding borrowings to  the correspondent banks under these agreements at December 31, 2020 and 2019.  There was a $5 million outstanding balance on the FHLB line at December 31 2020.  This borrowing matures on May 7, 2021 and is non-interest bearing. There were no outstanding borrowings on the FHLB line at December 31, 2019.

Customer deposits are the Company’s primary source of funds. Total deposits increased by $227 million from $747 million at December 31, 2019 to $974 million at December 31, 2020. Deposits are held in various forms with varying maturities. The Company’s securities portfolio, Federal funds sold, FHLB advances, and cash and due from banks serve as the primary sources of liquidity, providing adequate funding for loans during periods of high loan demand. During periods of decreased lending, funds obtained from the maturing or sale of investments, loan payments, and new deposits are invested in short-term earning assets, such as cash held at the FRB, Federal funds sold and investment securities, to serve as a source of funding for future loan growth. Management believes that the Company’s available sources of funds, including borrowings, will provide adequate liquidity for its operations in the foreseeable future.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a smaller reporting company we are not required to provide the information required by this item.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The following consolidated financial statements of Plumas Bancorp and subsidiary, and report of the independent registered public accounting firm are included in the Annual Report of Plumas Bancorp to its shareholders for the years ended December 31, 2020, 2019 and 2018.

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

As of December 31, 2020, management assessed the effectiveness of the Company’s internal control over financial reporting based on the framework established in the 2013 Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  Based on this assessment, management has determined that the Company’s internal control over financial reporting as of December 31, 2020, is effective.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders

Plumas Bancorp and Subsidiary

Quincy, California

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Plumas Bancorp and Subsidiary (the “Company”) as of December 31, 2020 and 2019, and the related consolidated statements of income, comprehensive income, shareholders’ equity, and cash flows, for the years then ended, and the related notes (collectively referred to as the “financial statements”).

In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

(Continued)

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing separate opinions on the critical audit matter or on the accounts or disclosures to which it relates.

Allowance for Loan Losses

As discussed in Note 5 to the Company’s consolidated financial statements, the Company has a gross loan portfolio, net of deferred fees and costs of $710.7 million and related allowance for loan losses of $9.9 million as of December 31, 2020. The Company’s allowance for loan losses is a material and complex estimate requiring significant management’s judgment in the evaluation of the credit quality and the estimation of inherent losses within the loan portfolio. The allowance for loan losses includes a general reserve which is determined based on the results of a quantitative and a qualitative analysis of all loans not measured for impairment at the reporting date.

The Company’s general reserves cover non-impaired loans and is based primarily on historical loss rates for each loan segment.  In calculating the allowance for loan losses, the Company considers relevant credit quality indicators for each loan segment, stratifies loans by risk rating, and estimates losses for each loan type based upon their nature and risk profile. This process requires significant management judgment in the review of the loan portfolio and assignment of risk ratings based upon the characteristics of loans. In addition, estimation of losses inherent within the portfolio requires significant management judgment in considering the periods of historical loss data to be included in their quantitative analysis.

Auditing these complex judgments and assumptions involves especially challenging auditor judgment due to the nature and extent of audit evidence and effort required to address these matters, including the extent of specialized skill or knowledge needed.

The primary procedures we performed to address this critical audit matter included:

●

Testing the design and implementation of controls relating to management’s timely identification of problem loans, appropriate application of loan rating policy, consistency of application of accounting policies and appropriateness of assumptions used in the allowance for loan losses calculation.

●

Evaluating the reasonableness of assumptions and sources of data used by management in forming the loss factors by performing retrospective review of historic loan loss experience and analyzing historical data used in developing the assumptions.

●

Evaluating the appropriateness of inputs and factors that the Company used in forming the qualitative loss factors and assessing whether such inputs and factors were relevant, reliable, and reasonable for the purpose used.

●	Testing the mathematical accuracy and computation of the allowance for loan losses.

●	Evaluating the period to period consistency with which qualitative loss factors are determined and applied.

We have served as the Company's auditor since 2019.

/s/ Eide Bailly LLP

San Ramon, California

March 3, 2021

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders

Plumas Bancorp and Subsidiary

Quincy, California

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated statements of income and comprehensive income, changes in shareholders' equity, and cash flows of Plumas Bancorp and Subsidiary (the "Company") for the year ended December 31, 2018, and the related notes (collectively referred to as the "financial statements").

In our opinion, the financial statements referred to above present fairly, in all material respects, the results of its operations and its cash flows for the year ended December 31, 2018 in conformity with accounting principles generally accepted in the United States of America.

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

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements.  Our audit also included evaluating the accounting principles used and significant estimates made by management, and as well as evaluating the overall presentation of the financial statements. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

/s/ Vavrinek, Trine, Day & Co., LLP

We have served as the Company's auditor since 2013.

Laguna Hills, California

March 7, 2019

PLUMAS BANCORP AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

December 31, 2020 and 2019

	2020	2019
ASSETS

Cash and cash equivalents	$184,909,000	$46,942,000
Investment securities available for sale	179,613,000	159,320,000
Loans, less allowance for loan losses of $9,902,000 in December 31, 2020 and $7,243,000 in 2019	700,795,000	616,036,000
Other real estate	403,000	707,000
Premises and equipment, net	14,016,000	14,629,000
Bank owned life insurance	13,526,000	13,184,000
Accrued interest receivable and other assets	18,314,000	14,373,000

Total assets	$1,111,576,000	$865,191,000

LIABILITIES AND SHAREHOLDERS' EQUITY

Deposits:
Non-interest bearing	$516,682,000	$331,619,000
Interest bearing	457,292,000	415,705,000

Total deposits	973,974,000	747,324,000

Repurchase agreements	13,878,000	16,013,000
Accrued interest payable and other liabilities	8,260,000	7,039,000
Federal Home Loan Bank advances	5,000,000	-
Junior subordinated deferrable interest debentures	10,310,000	10,310,000

Total liabilities	1,011,422,000	780,686,000

Commitments and contingencies (Note 11)

Shareholders' equity:
Serial preferred stock - no par value; 10,000,000 shares authorized; none outstanding	-	-
Common stock - no par value; 22,500,000 shares authorized; issued and outstanding – 5,182,232 at December 31, 2020 and 5,165,760 at December 31, 2019	7,656,000	7,312,000
Retained earnings	87,753,000	75,144,000
Accumulated other comprehensive income, net of taxes	4,745,000	2,049,000

Total shareholders' equity	100,154,000	84,505,000

Total liabilities and shareholders' equity	$1,111,576,000	$865,191,000

The accompanying notes are an integral part of these consolidated financial statements.

PLUMAS BANCORP AND SUBSIDIARY

 CONSOLIDATED STATEMENTS OF INCOME

For the Years Ended December 31, 2020, 2019 and 2018

	2020	2019	2018
Interest income:
Interest and fees on loans	$35,980,000	$34,275,000	$29,761,000
Interest on investment securities:
Taxable	2,451,000	3,487,000	3,099,000
Exempt from Federal income taxes	983,000	908,000	852,000
Other	210,000	632,000	610,000

Total interest income	39,624,000	39,302,000	34,322,000

Interest expense:
Interest on deposits	832,000	1,201,000	716,000
Interest on junior subordinated deferrable interest debentures	385,000	531,000	510,000
Other	11,000	15,000	10,000

Total interest expense	1,228,000	1,747,000	1,236,000

Net interest income before provision for loan losses	38,396,000	37,555,000	33,086,000

Provision for loan losses	3,175,000	1,500,000	1,000,000

Net interest income after provision for loan losses	35,221,000	36,055,000	32,086,000

Non-interest income:
Service charges	2,323,000	2,695,000	2,576,000
Interchange revenue	2,568,000	2,374,000	2,174,000
Gain on sale of loans	1,344,000	867,000	1,903,000
Loan servicing fees	841,000	760,000	800,000
Gain (loss) on sale of investment securities	-	114,000	(8,000)
Earnings on bank owned life insurance policies, net	342,000	328,000	328,000
Other	1,045,000	997,000	1,108,000

Total non-interest income	8,463,000	8,135,000	8,881,000

(Continued)

PLUMAS BANCORP AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME

(Continued)

For the Years Ended December 31, 2020, 2019 and 2018

	2020	2019	2018

Non-interest expenses:
Salaries and employee benefits	$13,282,000	$13,009,000	$12,138,000
Occupancy and equipment	3,362,000	3,311,000	2,962,000
Other	7,088,000	6,490,000	6,741,000
Total non-interest expenses	23,732,000	22,810,000	21,841,000

Income before income taxes	19,952,000	21,380,000	19,126,000

Provision for income taxes	5,477,000	5,868,000	5,134,000

Net income	$14,475,000	$15,512,000	$13,992,000

Basic earnings per common share	$2.80	$3.01	$2.74
Diluted earnings per common share	$2.77	$2.97	$2.68
Common dividends per share	$0.36	$0.46	$0.36

The accompanying notes are an integral part of these consolidated financial statements.

PLUMAS BANCORP AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

For the Years Ended December 31, 2020, 2019 and 2018

	2020	2019	2018
Net Income	$14,475,000	$15,512,000	$13,992,000
Other comprehensive income (loss):
Change in net unrealized gain (loss) on securities	3,685,000	5,887,000	(2,062,000)
Change in unrealized gain on cash flow hedge	142,000	-	-
Less: reclassification adjustments for net (gain) losses included in net income	-	(114,000)	8,000

Net unrealized holding gain (loss)	3,827,000	5,773,000	(2,054,000)

Related income tax effect:
Change in unrealized (gain) loss on securities	(1,089,000)	(1,741,000)	609,000
Change in unrealized gain on cash flow hedge	(42,000)
Reclassification of gain (losses) included in net income	-	34,000	(2,000)

Income tax effect	(1,131,000)	(1,707,000)	607,000

Total other comprehensive income (loss)	2,696,000	4,066,000	(1,447,000)
Comprehensive income	$17,171,000	$19,578,000	$12,545,000

The accompanying notes are an integral part of these consolidated financial statements.

PLUMAS BANCORP AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

For the Years Ended December 31, 2020, 2019 and 2018

				Accumulated
				Other
				Comprehensive	Total
	Common Stock		Retained	Income (Loss)	Shareholders’
	Shares	Amount	Earnings	(Net of Taxes)	Equity

Balance, January 1, 2018	5,064,972	$6,415,000	$49,855,000	$(570,000)	$55,700,000

Net Income			13,992,000		13,992,000
Other comprehensive income				(1,447,000)	(1,447,000)
Exercise of stock options	72,504	330,000			330,000
Cash dividends on common stock			(1,842,000)		(1,842,000)
Stock-based compensation expense		199,000			199,000
Balance, December 31, 2018	5,137,476	6,944,000	62,005,000	(2,017,000)	66,932,000

Net Income			15,512,000		15,512,000
Other comprehensive loss				4,066,000	4,066,000
Exercise of stock options	28,284	144,000			144,000
Cash dividends on common stock			(2,373,000)		(2,373,000)
Stock-based compensation expense		224,000			224,000
Balance, December 31, 2019	5,165,760	7,312,000	75,144,000	2,049,000	84,505,000

Net Income			14,475,000		14,475,000
Other comprehensive income				2,696,000	2,696,000
Exercise of stock options	16,472	89,000			89,000
Cash dividends on common stock			(1,866,000)		(1,866,000)
Stock-based compensation expense		255,000			255,000
Balance, December 31, 2020	5,182,232	$7,656,000	$87,753,000	$4,745,000	$100,154,000

The accompanying notes are an integral part of these consolidated financial statements.

PLUMAS BANCORP AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Years Ended December 31, 2020, 2019 and 2018

	2020	2019	2018

Cash flows from operating activities:
Net income	$14,475,000	$15,512,000	$13,992,000
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	3,175,000	1,500,000	1,000,000
Change in deferred loan origination costs/fees, net	2,308,000	(684,000)	(1,581,000)
Stock-based compensation expense	255,000	224,000	199,000
Depreciation and amortization	1,424,000	1,391,000	1,042,000
Amortization of investment security premiums	1,066,000	802,000	691,000
(Gain) loss on sale of investment securities	-	(114,000)	8,000
Gain on equity securities with no readily determinable fair value	-	-	(209,000)
Gain on sale of loans held for sale	(1,344,000)	(867,000)	(1,903,000)
Loans originated for sale	(22,285,000)	(20,416,000)	(38,914,000)
Proceeds from loan sales	28,994,000	19,457,000	41,748,000
Gain on sale of building	(218,000)	-	-
Provision from change in OREO valuation	-	40,000	155,000
Net gain on sale of OREO	(9,000)	(275,000)	(47,000)
Net loss (gain) on sale of other vehicles owned	7,000	(5,000)	(24,000)
Earnings on bank owned life insurance policies	(342,000)	(328,000)	(328,000)
(Benefit) provision for deferred income taxes	(1,067,000)	(166,000)	360,000
Increase in accrued interest receivable and other assets	(3,030,000)	(100,000)	(1,397,000)
Increase (decrease) in accrued interest payable and other liabilities	1,221,000	(494,000)	847,000
Net cash provided by operating activities	24,630,000	15,477,000	15,639,000

(Continued)

PLUMAS BANCORP AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Continued)

For the Years Ended December 31, 2020, 2019 and 2018

	2020	2019	2018
Cash flows from investing activities:
Proceeds from matured and called available-for-sale investment securities	$500,000	$200,000	$-
Proceeds from sale of available-for-sale securities	-	19,668,000	4,157,000
Purchases of available-for-sale investment securities	(61,163,000)	(27,801,000)	(56,265,000)
Proceeds from principal repayments from available-for-sale government-guaranteed mortgage-backed securities	43,062,000	25,257,000	15,324,000
Net increase in loans	(96,568,000)	(53,477,000)	(82,412,000)
Proceeds from bank owned life insurance	-	-	338,000
Proceeds from sale of vehicles	458,000	636,000	473,000
Proceeds from sale of other real estate	369,000	698,000	723,000
Proceeds from sale of building	1,348,000	-	-
Purchases of FHLB stock	(150,000)	(490,000)	(342,000)
Purchase of FRB Stock	(651,000)	-	-
Purchases of premises and equipment	(1,606,000)	(1,397,000)	(3,866,000)
Net cash used in investing activities	(114,401,000)	(36,706,000)	(121,870,000)

Cash flows from financing activities:
Net increase in demand, interest-bearing and savings deposits	224,528,000	39,531,000	52,982,000
Net increase (decrease) in time deposits	2,122,000	(18,772,000)	10,926,000
Net (decrease) increase in securities sold under agreements to repurchase	(2,135,000)	2,955,000	2,984,000
Cash dividends paid on common stock	(1,866,000)	(2,373,000)	(1,842,000)
Proceeds from FHLB advances	10,000,000	-	-
Repayment of FHLB advances	(5,000,000)	-	-
Proceeds from exercise of stock options	89,000	144,000	330,000
Net cash provided by financing activities	227,738,000	21,485,000	65,380,000

Increase (decrease) in cash and cash equivalents	137,967,000	256,000	(40,851,000)

Cash and cash equivalents at beginning of year	46,942,000	46,686,000	87,537,000
Cash and cash equivalents at end of year	$184,909,000	$46,942,000	$46,686,000

 (Continued)

PLUMAS BANCORP AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Continued)

For the Years Ended December 31, 2020, 2019 and 2018

	2020	2019	2018
Supplemental disclosure of cash flow information:

Cash paid during the year for:
Interest expense	$1,255,000	$1,739,000	$1,212,000
Income taxes	$6,774,000	$6,019,000	$4,506,000

Non-Cash Investing Activities:
Real estate acquired through foreclosure	$56,000	$-	$656,000
Vehicles acquired through repossession	$439,000	$635,000	$466,000

Non-Cash Financing Activities:
Common stock retired in connection with the exercise of stock options	$46,000	$42,000	$29,000

The accompanying notes are an integral part of these consolidated financial statements.

PLUMAS BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	THE BUSINESS OF PLUMAS BANCORP

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

Plumas Statutory Trust I and Trust II are not consolidated into the Company's consolidated financial statements and, accordingly, are accounted for under the equity method. The Company's investment in Trust I of $358,000 and Trust II of $182,000 are included in accrued interest receivable and other assets on the consolidated balance sheet. The junior subordinated deferrable interest debentures issued and guaranteed by the Company and held by Trust I and Trust II are reflected as debt on the consolidated balance sheet.

The accounting and reporting policies of Plumas Bancorp and subsidiary conform with accounting principles generally accepted in the United States of America and prevailing practices within the banking industry.

Reclassifications

Certain reclassifications have been made to prior years’ balances to conform to the classifications used in 2020. These reclassifications had no impact on the Company’s consolidated financial position, results of operations or net change in cash and cash equivalents.

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

Cash and Cash Equivalents

For the purpose of the statement of cash flows, cash and due from banks and Federal funds sold are considered to be cash equivalents. Generally, Federal funds are sold for one day periods. Cash held with other federally insured institutions in excess of FDIC limits as of December 31, 2020 was $19.9 million. Net cash flows are reported for customer loans and deposit transactions and repurchase agreements.

Investment Securities

Investments are classified into one of the following categories:

●

Available-for-sale securities reported at fair value, with unrealized gains and losses excluded from earnings and reported, net of taxes, as accumulated other comprehensive income (loss) within shareholders' equity.

●

Held-to-maturity securities, which management has the positive intent and ability to hold, reported at amortized cost, adjusted for the accretion of discounts and amortization of premiums. As of December 31, 2020 and 2019 the Company did not have any investment securities classified as held-to-maturity.

Management determines the appropriate classification of its investments at the time of purchase and may only change the classification in certain limited circumstances.

As of December 31, 2020, and 2019 the Company did not have any investment securities classified as trading and gains or losses on the sale of securities are computed on the specific identification method. Interest earned on investment securities is reported in interest income, net of applicable adjustments for accretion of discounts and amortization of premiums accounted for by the level yield method with no pre-payment anticipated.

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

Federal Home Loan Bank Stock

As a member of the Federal Home Loan Bank (FHLB) System, the Bank is required to maintain an investment in the capital stock of the FHLB. The investment is carried at cost, classified as a restricted security, and periodically evaluated for impairment based on ultimate recovery of par value. Both cash and stock dividends are reported as income. At December 31, 2020 and December 31, 2019, the Company held $3,667,000 and $3,517,000, respectively of FHLB stock. On the consolidated balance sheet, FHLB stock is included in accrued interest receivable and other assets.

Federal Reserve Bank (FRB) Stock

The Bank is a member of its regional Federal Reserve Bank.  FRB stock is carried at cost, classified as a restricted security, and periodically evaluated for impairment based on ultimate recovery of par value. Both cash and stock dividends are reported as income. At December 31, 2020 and December 31, 2019, the Company held $651,000 and $0, respectively of FRB stock. On the consolidated balance sheet, FRB stock is included in accrued interest receivable and other assets.

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

As of December 31, 2020, and 2019 the Company had $693 thousand and $2.2 million, respectively in government guaranteed loans held for sale. Loans held for sale are recorded at the lower of cost or fair value and therefore may be reported at fair value on a non-recurring basis. The fair values for loans held for sale are based on either observable transactions of similar instruments or formally committed loan sale prices.

Government guaranteed loans with unpaid balances of $124,208,000 and $116,241,000 were being serviced for others at December 31, 2020 and 2019, respectively.

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

The Company may not "carry over" or create a valuation allowance in the initial accounting for loans acquired under these circumstances. At December 31, 2020 and 2019, there were no such loans being accounted for under this policy.

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

Although management believes the allowance to be adequate, ultimate losses may vary from its estimates. At least quarterly, the Board of Directors and management review the adequacy of the allowance, including consideration of the relative risks in the portfolio, current economic conditions and other factors. If the Board of Directors and management determine that changes are warranted based on those reviews, the allowance is adjusted. In addition, the Company's primary regulators, the FDIC and the Department of Financial Protection and Innovation (“CFPI”), as an integral part of their examination process, review the adequacy of the allowance. These regulatory agencies may require additions to the allowance based on their judgment about information available at the time of their examinations.

The Company also maintains a separate allowance for off-balance-sheet commitments. Management estimates anticipated losses using historical data and utilization assumptions. The allowance for these commitments totaled $250,000 at  December 31, 2020 and 2019 and is included in accrued interest payable and other liabilities in the consolidated balance sheet.

PLUMAS BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Other Real Estate

Other real estate owned relates to real estate acquired in full or partial settlement of loan obligations, which was $403,000 at December 31, 2020 and $707,000 ($824,000 less a valuation allowance of $117,000) at December 31, 2019. Of these amounts $56,000 at December 31, 2020 and $0 at December 31, 2019 represent foreclosed residential real estate property. There was one consumer mortgage loan with a balance of $77,000 secured by a residential real estate property for which formal foreclosure proceedings were in process at December 31, 2020 and one consumer mortgage loan with a balance of $53,000 secured by a residential real estate property for which formal foreclosure proceedings were in process at December 31, 2019.    Proceeds from sales of other real estate owned totaled $369,000, $698,000 and $723,000 for the years ended December 31, 2020, 2019 and 2018, respectively. For the years ended December 31, 2020, 2019 and 2018 the Company recorded gains on sale of other real estate owned of $9,000, $275,000 and $47,000, respectively. Other real estate owned is initially recorded at fair value less cost to sell when acquired, any excess of the Bank's recorded investment in the loan balance and accrued interest income over the estimated fair value of the property less costs to sell is charged against the allowance for loan losses. A valuation allowance for losses on other real estate is maintained to provide for temporary declines in value. The allowance is established through a provision for losses on other real estate which is included in other expenses. Subsequent gains or losses on sales or write-downs resulting from permanent impairment are also recorded in other expenses as incurred.

The following table provides a summary of the change in the OREO balance for the years ended December 31, 2020 and 2019:

	Year Ended December 31,
	2020	2019
Beginning balance	$707,000	$1,170,000
Additions	56,000	-
Dispositions	(360,000)	(423,000)
Write-downs	-	(40,000)
Ending balance	$403,000	$707,000

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

Aggregate amortization expense was $199,000, $263,000, and $27,000 for 2020, 2019 and 2018.

The gross carrying amount of intangible assets and accumulated amortization was:

	2020		2019
	Gross Carrying	Accumulated	Gross Carrying	Accumulated
	Amount	Amortization	Amount	Amortization
Core deposit intangibles	$1,226,000	$504,000	$1,226,000	$305,000

Estimated amortization expense for each of the next five years is $161,000, $132,000, $108,000, $89,000 and $73,000.

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

Interest expense and penalties associated with unrecognized tax benefits, if any, are classified as income tax expense in the consolidated income statement. There have been no significant changes to unrecognized tax benefits or accrued interest and penalties for the years ended December 31, 2020 and 2019.

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

Comprehensive Income

Comprehensive income consists of net income and other comprehensive income. Other comprehensive income includes unrealized gains and losses on securities available for sale which are also recognized as separate components of equity and in 2020 gain on cash flow hedge. The amount reclassified out of other accumulated comprehensive income relating to realized gains (losses) on securities available for sale was $0, $114,000 and ($8,000) for 2020, 2019 and 2018, with the related tax effect of $0, $34,000 and ($2,000), respectively.

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

Stock-Based Compensation

Compensation expense related to the Company’s Stock Option Plans, net of related tax benefit, recorded in 2020, 2019 and 2018 totaled $238,000, $208,000 and $185,000 or $0.05, $0.04 and $0.04 per diluted share, respectively. Compensation expense is recognized over the vesting period on a straight-line accounting basis.

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

During 2020 and 2019 the Company granted options to purchase 5,000 and 132,000 shares of common stock, respectively. The fair value of each option was estimated on the date of grant using the following assumptions.

	2020	2019
Expected life of stock options (in years)	5.1	5.1
Risk free interest rate	1.68%	1.57%
Daily Volatility	1.64%	1.59%
Dividend yields	1.29%	1.59%
Weighted-average fair value of options granted during the year	$5.92	$4.44

No options were granted during the year ended December 31, 2018.

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

          Pending Accounting Pronouncements

In June 2016, the FASB issued ASU No. 2016-13, Measurement of Credit Losses on Financial Instruments. ASU No. 2016-13 significantly changes how entities will measure credit losses for most financial assets and certain other instruments that aren’t measured at fair value through net income. The standard will replace today’s “incurred loss” approach with an “expected loss” model. The new model, referred to as the current expected credit loss (“CECL”) model, will apply to: (1) financial assets subject to credit losses and measured at amortized cost, and (2) certain off-balance sheet credit exposures. This includes, but is not limited to, loans, leases, held-to maturity securities, loan commitments, and financial guarantees. The CECL model does not apply to available-for-sale (“AFS”) debt securities. For AFS debt securities with unrealized losses, entities will measure credit losses in a manner similar to what they do today, except that the losses will be recognized as allowances rather than reductions in the amortized cost of the securities. The ASU also simplifies the accounting model for purchased credit-impaired debt securities and loans. ASU No. 201613 also expands the disclosure requirements regarding an entity’s assumptions, models, and methods for estimating the allowance for loan and lease losses. On October 16, 2019, the FASB approved a proposal to change the effective date of ASU No. 2016-13 for smaller reporting companies, as defined by the SEC, and other non-SEC reporting entities delaying the effective date to fiscal years beginning after December 31, 2022, including interim periods within those fiscal periods. As the Company is a smaller reporting company and has not adopted provisions of the standard early, the delay is applicable to the Company. The Company has begun its implementation efforts by establishing an implementation team chaired by the Company’s Chief Lending Officer and composed of members of the Company’s credit administration and accounting departments. We have purchased software to support the CECL calculation of the allowance for loan losses under ASU No 2016-13 and have engaged the software vendor to assist in the transition to the CECL model. The Company’s preliminary evaluation indicates the provisions of ASU No. 2016-13 are expected to impact the Company’s Consolidated Financial Statements, in particular the level of the reserve for credit losses. However, the Company continues to evaluate the extent of the potential impact.

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

Fair Value of Financial Instruments

The carrying amounts and estimated fair values of financial instruments, at December 31, 2020 are as follows:

		Fair Value Measurements at December 31, 2020 Using:
					Total Fair
	Carrying Value	Level 1	Level 2	Level 3	Value
Financial assets:
Cash and cash equivalents	$184,909,000	$184,909,000			$184,909,000
Investment securities	179,613,000		$179,613,000		179,613,000
Interest rate swaps	141,000		141,000		141,000
Loans, net	700,795,000			$717,068,000	717,068,000
FHLB stock	3,667,000				N/A
FRB Stock	651,000				N/A
Accrued interest receivable	5,402,000	10,000	633,000	4,759,000	5,402,000
Financial liabilities:
Deposits	973,974,000	933,658,000	41,891,000		975,549,000
Repurchase agreements	13,878,000		13,878,000		13,878,000
FHLB advances	5,000,000		4,996,000		4,996,000
Junior subordinated deferrable interest debentures	10,310,000			7,340,000	7,340,000
Accrued interest payable	69,000	9,000	44,000	16,000	69,000

The carrying amounts and estimated fair values of financial instruments, at December 31, 2019 are as follows:

		Fair Value Measurements at December 31, 2019 Using:
					Total Fair
	Carrying Value	Level 1	Level 2	Level 3	Value
Financial assets:
Cash and cash equivalents	$46,942,000	$46,942,000			$46,942,000
Investment securities	159,320,000		$159,320,000		159,320,000
Loans, net	616,036,000			$626,795,000	626,795,000
FHLB stock	3,517,000				N/A
Accrued interest receivable	3,398,000	15,000	574,000	2,809,000	3,398,000
Financial liabilities:
Deposits	747,324,000	709,130,000	38,202,000		747,332,000
Repurchase agreements	16,013,000		16,013,000		16,013,000
Junior subordinated deferrable interest debentures	10,310,000			7,661,000	7,661,000
Accrued interest payable	96,000	13,000	60,000	23,000	96,000

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

Fair Value of Financial Instruments (continued)

The following tables present information about the Company’s assets and liabilities measured at fair value on a recurring and non-recurring basis as of December 31, 2020 and December 31, 2019, and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value:

Assets and liabilities measured at fair value on a recurring basis at December 31, 2020 are summarized below:

		Fair Value Measurements at
		December 31, 2020 Using
		Quoted
		Prices in
		Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
	Total Fair	Assets	Inputs	Inputs
	Value	(Level 1)	(Level 2)	(Level 3)
Assets:
U.S. Government-sponsored agencies collateralized by mortgage obligations-residential	$110,674,000	$-	$110,674,000	$-
U.S. Government agencies collateralized by mortgage obligations-commercial	10,472,000	-	10,472,000	-
Obligations of states and political subdivisions	58,467,000	-	58,467,000	-
	$179,613,000	$-	$179,613,000	$-

Assets and liabilities measured at fair value on a recurring basis at December 31, 2019 are summarized below:

		Fair Value Measurements at
		December 31, 2019 Using
		Quoted
		Prices in
		Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
	Total Fair	Assets	Inputs	Inputs
	Value	(Level 1)	(Level 2)	(Level 3)
Assets:
U.S. Government-sponsored agencies collateralized by mortgage obligations-residential	$125,678,000	$-	$125,678,000	$-
Obligations of states and political subdivisions	33,642,000	-	33,642,000	-
	$159,320,000	$-	$159,320,000	$-

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

Assets and liabilities measured at fair value on a non-recurring basis at December 31, 2020 are summarized below:

		Fair Value Measurements at December 31, 2020 Using:
		Quoted
		Prices in
		Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
	Total	Assets	Inputs	Inputs	Total
	Fair Value	(Level 1)	(Level 2)	(Level 3)	Losses
Assets:
Impaired loans:
Real estate - commercial	$11,000	$-	$-	$11,000	$(143,000)
Total impaired loans	11,000	-	-	11,000	(143,000)
Other real estate:
Real estate – commercial	$347,000	-	-	$347,000	-
Real estate – residential	56,000	-	-	56,000	-
Total other real estate	403,000	-	-	403,000	-
Total	$414,000	$-	$-	$414,000	$(143,000)

 Assets and liabilities measured at fair value on a non-recurring basis at December 31, 2019 are summarized below:

		Fair Value Measurements at December 31, 2019 Using:
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

Collateral-Dependent Impaired Loans: The Bank does not record loans at fair value on a recurring basis. However, from time to time, fair value adjustments are recorded on these loans to reflect partial write-downs, through charge-offs or specific reserve allowances, that are based on fair value estimates of the underlying collateral. The fair value estimates for collateral-dependent impaired loans are generally based on recent real estate appraisals or broker opinions, obtained from independent third parties, which are frequently adjusted by management to reflect current conditions and estimated selling costs (Level 3).   Net losses of $143,000 and $121,000 represent impairment charges recognized during the years ended December 31, 2020 and 2019, respectively, related to the above impaired loans.

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

The following table presents quantitative information about Level 3 fair value measurements for financial instruments measured at fair value on a non-recurring basis at December 31, 2020 and 2019 (dollars in thousands):

Range	Range
Fair Value	Fair Value	Valuation	(Weighted Average)	(Weighted Average)
Description	12/31/2020	12/31/2019	Technique	Significant Unobservable Input	12/31/2020	12/31/2019
Impaired Loans:

RE – Commercial	$11	$130	Third Party appraisals	Management Adjustments to Reflect Current Conditions and Selling Costs	28%-80%	(61%)	10%	(10%)

Other Real Estate:

RE – Residential	$56	$-	Third Party appraisals	Management Adjustments to Reflect Current Conditions and Selling Costs	47%	(47%)	N/A

RE – Commercial	$347	$347	Third Party appraisals	Management Adjustments to Reflect Current Conditions and Selling Costs	16% - 17%	(16%)	16% - 17%	(16%)

Construction and Land	$-	$360	Third Party appraisals	Management Adjustments to Reflect Current Conditions and Selling Costs	N/A	10%	(10%)

PLUMAS BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

4.	INVESTMENT SECURITIES

The amortized cost and estimated fair value of investment securities at December 31, 2020 and 2019 consisted of the following:

Available-for-Sale	2020
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Debt securities:
U.S. Government-sponsored agencies collateralized by mortgage obligations-residential	$106,942,000	$3,749,000	$(17,000)	$110,674,000
U.S. Government agencies collateralized by mortgage obligations-commercial	10,400,000	72,000	-	10,472,000
Obligations of states and political subdivisions	55,676,000	2,792,000	(1,000)	58,467,000
	$173,018,000	$6,613,000	$(18,000)	$179,613,000

Unrealized gains on available-for-sale investment securities totaling $6,595,000 were recorded, net of $1,950,000 in tax expense, as accumulated other comprehensive loss within shareholders' equity at December 31, 2020. No investment securities were sold during the year ended December 31, 2020

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

Investment securities with unrealized losses at December 31, 2020 are summarized and classified according to the duration of the loss period as follows:

December 31, 2020
	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
Debt securities:
U.S. Government-sponsored agencies collateralized by mortgage obligations-residential	$-	$-	$5,511,000	$17,000	$5,511,000	$17,000
U.S. Government agencies collateralized by mortgage obligations-commercial	-	-	-	-	-	-
Obligations of states and political subdivisions	-	-	531,000	1,000	531,000	1,000
	$-	$-	$6,042,000	$18,000	$6,042,000	$18,000

PLUMAS BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

4.	INVESTMENT SECURITIES (Continued)

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

At December 31, 2020, the Company held 244 securities of which 8 were in a loss position all of which were in a loss position for less than twelve months. Of the 244 securities 105 are U.S. Government-sponsored agencies collateralized by residential mortgage obligations, 4 were U.S. Government agencies collateralized by commercial mortgage obligations and 135 were obligations of states and political subdivisions. The unrealized losses relate principally to market rate conditions. All of the securities continue to pay as scheduled. When analyzing an issuer’s financial condition, management considers the length of time and extent to which the market value has been less than cost; the historical and implied volatility of the security; the financial condition of the issuer of the security; and the Company’s intent and ability to hold the security to recovery. As of December 31, 2020, management does not have the intent to sell these securities nor does it believe it is more likely than not that it will be required to sell these securities before the recovery of its amortized cost basis. Based on the Company’s evaluation of the above and other relevant factors, the Company does not believe the securities that are in an unrealized loss position as of December 31, 2020 are other than temporarily impaired.

The amortized cost and estimated fair value of investment securities at December 31, 2020 by contractual maturity are shown below. Expected maturities will differ from contractual maturities because the issuers of the securities may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized	Estimated Fair
	Cost	Value
After one year through five years	$4,151,000	$4,313,000
After five years through ten years	5,887,000	6,261,000
After ten years	45,638,000	47,893,000
Investment securities not due at a single maturity date:
U.S. Government-sponsored agencies collateralized by mortgage obligations-residential	106,942,000	110,674,000
U.S. Government agencies collateralized by mortgage obligations-commercial	10,400,000	10,472,000
	$173,018,000	$179,613,000

Investment securities with amortized costs totaling $97,972,000 and $83,596,000 and estimated fair values totaling $101,685,000 and $84,625,000 at December 31, 2020 and 2019, respectively, were pledged to secure deposits and repurchase agreements.

There were no transfers of available-for-sale investment securities during the years ended December 31, 2020, 2019 or 2018. There were no securities classified as held-to-maturity at December 31, 2020 or December 31, 2019.

The Company adopted ASU No. 2016-01, Financial Instruments–Overall: Recognition and Measurement of Financial Assets and Financial Liabilities on January 1, 2018 and recorded a $209,000 gain related to adjusting the carrying value of equity securities without a readily determinable fair market to $662,000 in accordance with this standard.

PLUMAS BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

5.	LOANS AND THE ALLOWANCE FOR LOAN LOSSES

Outstanding loans are summarized below:

	December 31,
	2020	2019
Commercial	$117,360,000	$47,892,000
Agricultural	72,911,000	78,785,000
Real estate – residential	11,399,000	14,530,000
Real estate – commercial	352,552,000	316,986,000
Real estate – construction & land development	25,306,000	31,181,000
Equity lines of credit	34,744,000	35,471,000
Auto	91,080,000	90,310,000
Other	4,587,000	4,563,000
	709,939,000	619,718,000
Deferred loan costs, net	758,000	3,561,000
Allowance for loan losses	(9,902,000)	(7,243,000)
Loans, net	$700,795,000	$616,036,000

Changes in the allowance for loan losses were as follows:

	Year Ended December 31,
	2020	2019
Balance, beginning of year	$7,243,000	$6,958,000
Provision charged to operations	3,175,000	1,500,000
Losses charged to allowance	(787,000)	(1,521,000)
Recoveries	271,000	306,000
Balance, end of year	$9,902,000	$7,243,000

The recorded investment in impaired loans totaled $2,214,000 and $2,244,000 at December 31, 2020 and 2019, respectively. The Company had specific allowances for loan losses of $174,000 on impaired loans of $436,000 at December 31, 2020 as compared to specific allowances for loan losses of $154,000 on impaired loans of $539,000 at December 31, 2019. The balance of impaired loans in which no specific reserves were required totaled $1,778,000 and $1,705,000 at December 31, 2020 and 2019, respectively. The average recorded investment in impaired loans for the years ended December 31, 2020, 2019 and 2018 was $1,996,000,  $1,777,000 and $1,160,000, respectively. The Company recognized $61,000, $62,000 and $71,000 in interest income on impaired loans during the years ended December 31, 2020, 2019 and 2018, respectively.

Included in impaired loans are troubled debt restructurings. A troubled debt restructuring is a formal restructure of a loan where the Company for economic or legal reasons related to the borrower’s financial difficulties, grants a concession to the borrower. The concessions may be granted in various forms to include one or a combination of the following: a reduction of the stated interest rate of the loan, an extension of the maturity date at a stated rate of interest lower than the current market rate for new debt with similar risk, or a permanent reduction of the recorded investment in the loan.

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

The carrying value of troubled debt restructurings at December 31, 2020 and December 31, 2019 was $914,000 and $1,016,000, respectively. The Company has allocated $31,000 and $33,000 of specific reserves on loans to customers whose loan terms have been modified in troubled debt restructurings as of December 31, 2020 and December 31, 2019, respectively. The Company has not committed to lend additional amounts on loans classified as troubled debt restructurings at December 31, 2020 and December 31, 2019.

There were no new troubled debt restructurings during the twelve months ending December 31, 2020 and 2019.

There were no troubled debt restructurings for which there was a payment default within twelve months following the modification during the twelve months ended December 31, 2020 and 2019.

At December 31, 2020 and 2019, nonaccrual loans totaled $2,536,000 and $2,050,000, respectively. Interest foregone on nonaccrual loans totaled $119,000, $158,000 and $46,000 for the twelve months ended December 31, 2020, 2019 and 2018, respectively.  There were no loans past due 90 days or more and on accrual status at December 31, 2020 and December 31, 2019.  No interest was recognized on nonaccrual loans accounted on a cash basis during the years ended December 31, 2020, 2019 and 2018.

Salaries and employee benefits totaling $2,274,000, $2,294,000 and $2,520,000 have been deferred as loan origination costs during the years ended December 31, 2020, 2019 and 2018, respectively.

PLUMAS BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

5.	LOANS AND THE ALLOWANCE FOR LOAN LOSSES (Continued)

The following tables show the loan portfolio allocated by management's internal risk ratings at the dates indicated, in thousands:

December 31, 2020	Commercial Credit Exposure
	Credit Risk Profile by Internally Assigned Grade
			Real	Real	Real
			Estate-	Estate-	Estate-	Equity
	Commercial	Agricultural	Residential	Commercial	Construction	LOC	Total
Grade:
Pass	$116,992	$72,833	$11,208	$348,901	$25,229	$34,237	$609,400
Special Mention	211	78	-	2,779	-	-	3,068
Substandard	157	-	191	872	77	507	1,804
Doubtful	-	-	-	-	-	-	-
Total	$117,360	$72,911	$11,399	$352,552	$25,306	$34,744	$614,272

December 31, 2019	Commercial Credit Exposure
	Credit Risk Profile by Internally Assigned Grade
			Real	Real	Real
			Estate-	Estate-	Estate-	Equity
	Commercial	Agricultural	Residential	Commercial	Construction	LOC	Total
Grade:
Pass	$47,334	$76,620	$14,253	$309,785	$31,097	$34,855	$513,944
Special Mention	478	2,165	-	4,954	-	-	7,597
Substandard	80	-	277	2,247	84	616	3,304
Doubtful	-	-	-	-	-	-	-
Total	$47,892	$78,785	$14,530	$316,986	$31,181	$35,471	$524,845

	Consumer Credit Exposure			Consumer Credit Exposure
	Credit Risk Profile			Credit Risk Profile
	Based on Payment Activity			Based on Payment Activity
	December 31, 2020			December 31, 2019
	Auto	Other	Total	Auto	Other	Total
Grade:
Performing	$90,396	$4,539	$94,935	$90,128	$4,559	$94,687
Non-performing	684	48	732	182	4	186
Total	$91,080	$4,587	$95,667	$90,310	$4,563	$94,873

PLUMAS BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

5.	LOANS AND THE ALLOWANCE FOR LOAN LOSSES (Continued)

The following tables show the allocation of the allowance for loan losses at the dates indicated, in thousands:

	Commercial	Agricultural	Real Estate Residential	Real Estate Commercial	Real Estate Construction	Equity LOC	Auto	Other	Total
Year ended 12/31/20:
Allowance for Loan Losses
Beginning balance	$617	$653	$163	$3,426	$481	$393	$1,409	$101	$7,243
Charge-offs	(131)	-	-	-	-	-	(574)	(82)	(787)
Recoveries	34	-	15	8	-	4	200	10	271
Provision	430	104	(14)	1,655	73	102	733	92	3,175
Ending balance	$950	$757	$164	$5,089	$554	$499	$1,768	$121	$9,902

Year ended 12/31/19:
Allowance for Loan Losses
Beginning balance	$914	$538	$214	$2,686	$758	$464	$1,289	$95	$6,958
Charge-offs	(587)	-	-	-	-	(6)	(867)	(61)	(1,521)
Recoveries	26	-	3	4	-	5	258	10	306
Provision	264	115	(54)	736	(277)	(70)	729	57	1,500
Ending balance	$617	$653	$163	$3,426	$481	$393	$1,409	$101	$7,243

Year ended 12/31/18:
Allowance for Loan Losses
Beginning balance	$725	$623	$231	$2,729	$783	$533	$946	$99	$6,669
Charge-offs	(325)	-	(25)	-	-	-	(801)	(40)	(1,191)
Recoveries	83	-	93	21	3	5	256	19	480
Provision	431	(85)	(85)	(64)	(28)	(74)	888	17	1,000
Ending balance	$914	$538	$214	$2,686	$758	$464	$1,289	$95	$6,958

December 31, 2020:
Allowance for Loan Losses
Ending balance: individually evaluated for impairment	$143	$-	$26	$-	$5	$-	$-	$-	$174
Ending balance: collectively evaluated for impairment	807	757	138	5,089	549	499	1,768	121	9,728
Ending balance	$950	$757	$164	$5,089	$554	$499	$1,768	$121	$9,902
Loans
Ending balance: individually evaluated for impairment	$154	$243	$563	$859	$108	$288	$-	$-	$2,215
Ending balance: collectively evaluated for impairment	117,206	72,668	10,836	351,693	25,198	34,456	91,080	4,587	707,724
Ending balance	$117,360	$72,911	$11,399	$352,552	$25,306	$34,744	$91,080	$4,587	$709,939

December 31, 2019:
Allowance for Loan Losses
Ending balance: individually evaluated for impairment	$-	$-	$28	$121	$5	$-	$-	$-	$154
Ending balance: collectively evaluated for impairment	617	653	135	3,305	476	393	1,409	101	7,089
Ending balance	$617	$653	$163	$3,426	$481	$393	$1,409	$101	$7,243
Loans
Ending balance: individually evaluated for impairment	$25	$248	$612	$815	$110	$434	$-	$-	$2,244
Ending balance: collectively evaluated for impairment	47,867	78,537	13,918	316,171	31,071	35,037	90,310	4,563	617,474
Ending balance	$47,892	$78,785	$14,530	$316,986	$31,181	$35,471	$90,310	$4,563	$619,718

PLUMAS BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

5.	LOANS AND THE ALLOWANCE FOR LOAN LOSSES (Continued)

The following tables show an aging analysis of the loan portfolio by the time past due, in thousands:

December 31, 2020				Total Past Due
	30-89 Days	90 Days and		and
	Past Due	Still Accruing	Nonaccrual	Nonaccrual	Current	Total

Commercial	$16	$-	$157	$173	$117,187	$117,360
Agricultural	-	-	-	-	72,911	72,911
Real estate - residential	34	-	191	225	11,174	11,399
Real estate - commercial	56	-	872	928	351,624	352,552
Real estate – construction & land	-	-	77	77	25,229	25,306
Equity Lines of Credit	73	-	507	580	34,164	34,744
Auto	945	-	684	1,629	89,451	91,080
Other	28	-	48	76	4,511	4,587
Total	$1,152	$-	$2,536	$3,688	$706,251	$709,939

December 31, 2019				Total Past Due
	30-89 Days	90 Days and		and
	Past Due	Still Accruing	Nonaccrual	Nonaccrual	Current	Total

Commercial	$333	$-	$58	$391	$47,501	$47,892
Agricultural	199	-	-	199	78,586	78,785
Real estate - residential	-	-	277	277	14,253	14,530
Real estate - commercial	1,467	-	830	2,297	314,689	316,986
Real estate – construction & land	-	-	83	83	31,098	31,181
Equity Lines of Credit	288	-	616	904	34,567	35,471
Auto	1,281	-	182	1,463	88,847	90,310
Other	87	-	4	91	4,472	4,563
Total	$3,655	$-	$2,050	$5,705	$614,013	$619,718

The following tables show information related to impaired loans at the dates indicated, in thousands:

		Unpaid		Average	Interest
	Recorded	Principal	Related	Recorded	Income
As of December 31, 2020:	Investment	Balance	Allowance	Investment	Recognized

With no related allowance recorded:
Commercial	$-	$-	$-	$-	$-
Agricultural	243	243	-	246	19
Real estate – residential	388	399	-	390	28
Real estate – commercial	859	955	-	762	-
Real estate – construction & land	-	-	-	-	-
Equity Lines of Credit	288	317	-	298	-
Auto	-	-	-	-	-
Other	-	-	-	-	-
With an allowance recorded:
Commercial	$154	$154	$143	$16	$-
Agricultural	-	-	-	-	-
Real estate – residential	174	176	26	175	7
Real estate – commercial	-	-	-	-	-
Real estate – construction & land	108	108	5	109	7
Equity Lines of Credit	-	-	-	-	-
Auto	-	-	-	-	-
Other	-	-	-	-	-
Total:
Commercial	$154	$154	$143	$16	$-
Agricultural	243	243	-	246	19
Real estate – residential	562	575	26	565	35
Real estate – commercial	859	955	-	762	-
Real estate – construction & land	108	108	5	109	7
Equity Lines of Credit	288	317	-	298	-
Auto	-	-	-	-	-
Other	-	-	-	-	-
Total	$2,214	$2,352	$174	$1,996	$61

PLUMAS BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

5.	LOANS AND THE ALLOWANCE FOR LOAN LOSSES (Continued)

The following tables show information related to impaired loans at the dates indicated, in thousands:

		Unpaid		Average	Interest
	Recorded	Principal	Related	Recorded	Income
As of December 31, 2019:	Investment	Balance	Allowance	Investment	Recognized

With no related allowance recorded:
Commercial	$25	$85	$-	$23	$-
Agricultural	248	248	-	249	19
Real estate – residential	435	447	-	385	29
Real estate – commercial	563	614	-	476	-
Real estate – construction & land	-	-	-	-	-
Equity Lines of Credit	434	457	-	213	-
Auto	-	-	-	-	-
Other	-	-	-	-	-
With an allowance recorded:
Commercial	$-	$-	$-	$-	$-
Agricultural	-	-	-	-	-
Real estate – residential	177	177	28	178	7
Real estate – commercial	252	261	121	139	-
Real estate – construction & land	110	110	5	114	7
Equity Lines of Credit	-	-	-	-	-
Auto	-	-	-	-	-
Other	-	-	-	-	-
Total:
Commercial	$25	$85	$-	$23	$-
Agricultural	248	248	-	249	19
Real estate – residential	612	624	28	563	36
Real estate – commercial	815	875	121	615	-
Real estate – construction & land	110	110	5	114	7
Equity Lines of Credit	434	457	-	213	-
Auto	-	-	-	-	-
Other	-	-	-	-	-
Total	$2,244	$2,399	$154	$1,777	$62

		Unpaid		Average	Interest
	Recorded	Principal	Related	Recorded	Income
As of December 31, 2018:	Investment	Balance	Allowance	Investment	Recognized

With no related allowance recorded:
Commercial	$-	$-	$-	$-	$-
Agricultural	250	250	-	252	19
Real estate – residential	470	481	-	470	38
Real estate – commercial	131	144	-	136	-
Real estate – construction & land	-	-	-	-	-
Equity Lines of Credit	-	-	-	-	-
Auto	-	-	-	-	-
Other	-	-	-	-	-
With an allowance recorded:
Commercial	$128	$128	$128	$1	$-
Agricultural	-	-	-	-	-
Real estate – residential	179	179	41	181	7
Real estate – commercial	-	-	-	-	-
Real estate – construction & land	117	117	12	120	7
Equity Lines of Credit	-	-	-	-	-
Auto	-	-	-	-	-
Other	-	-	-	-	-
Total:
Commercial	$128	$128	$128	$1	$-
Agricultural	250	250	-	252	19
Real estate – residential	649	660	41	651	45
Real estate – commercial	131	144	-	136	-
Real estate – construction & land	117	117	12	120	7
Equity Lines of Credit	-	-	-	-	-
Auto	-	-	-	-	-
Other	-	-	-	-	-
Total	$1,275	$1,299	$181	$1,160	$71

PLUMAS BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

6.	PREMISES AND EQUIPMENT

Premises and equipment consisted of the following:

	December 31,
	2020	2019

Land	$4,029,000	$4,179,000
Premises	17,234,000	18,879,000
Furniture, equipment and leasehold improvements	7,657,000	7,896,000
Total	28,920,000	30,954,000
Less accumulated depreciation and amortization	(14,904,000)	(16,325,000)
Premises and equipment, net	$14,016,000	$14,629,000

Depreciation and amortization included in occupancy and equipment expense totaled $1,089,000, $1,055,000 and $925,000 for the years ended December 31, 2020, 2019 and 2018, respectively.

7.	DEPOSITS

Interest-bearing deposits consisted of the following:

	December 31,
	2020	2019

Interest-bearing demand deposits	$-	$102,724,000
Money market	173,557,000	90,853,000
Savings	243,419,000	183,934,000
Time, $250,000 or more	4,422,000	3,447,000
Other time	35,894,000	34,747,000
Interest-bearing deposits	$457,292,000	$415,705,000

At December 31, 2020, the scheduled maturities of time deposits were as follows:

Year Ending
December 31,

2021	$30,951,000
2022	5,049,000
2023	2,406,000
2024	1,660,000
2025	233,000
thereafter	17,000
$40,316,000

Deposit overdrafts reclassified as loan balances were $629,000 and $398,000 at December 31, 2020 and 2019, respectively.

PLUMAS BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

8.	SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE

Securities sold under agreements to repurchase totaling $13,878,000 and $16,013,000 at December 31, 2020 and 2019, respectively are secured by U.S. Government agency securities with a carrying amount of $19,826,000 and $22,033,000 at December 31, 2020 and 2019, respectively.

Securities sold under agreements to repurchase are financing arrangements that mature within two years. At maturity, the securities underlying the agreements are returned to the Company. Information concerning securities sold under agreements to repurchase during 2020 and 2019 is summarized as follows:

	2020	2019
Average daily balance during the year	$11,899,000	$11,485,000
Average interest rate during the year	0.09%	0.11%
Maximum month-end balance during the year	$18,130,000	$16,013,000
Weighted average interest rate at year-end	0.09%	0.12%

9.	BORROWING ARRANGEMENTS

The Company is a member of the FHLB and can borrow up to $173,656,000 from the FHLB secured by commercial and residential mortgage loans with carrying values totaling $337,282,000. The Company is required to hold FHLB stock as a condition of membership. At December 31, 2020 and December 31, 2019, the Company held $3,667,000 and $3,517,000, respectively of FHLB stock which is recorded as a component of other assets. Based on this level of stock holdings at December 31, 2020, the Company can borrow up to $135,804,000. To borrow the $173,655,000 in available credit the Company would need to purchase $1,022,000 in additional FHLB stock. In addition to its FHLB borrowing line, the Company has unsecured short-term borrowing agreements with three of its correspondent banks in the amounts of $50 million, $20 million and $10 million. There were no outstanding borrowings to  the correspondent banks under these agreements at December 31, 2020 and 2019.  There was a $5 million outstanding balance on the FHLB line at December 31 2020.  This borrowing matures on May 7, 2021 and is non-interest bearing. There were no outstanding borrowings on the FHLB line at December 31, 2019.

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

There were no borrowings on the Note during the years ended December 31, 2020 and 2019. The Note is secured by 100 shares of Plumas Bank stock representing the Company's 100% ownership interest in Plumas Bank. Under the Note, the Bank is subject to several negative and affirmative covenants including, but not limited to providing timely financial information, maintaining specified levels of capital, restrictions on additional borrowings, and meeting or exceeding certain capital and asset quality ratios. The Bank was in compliance with all such covenants related to the Note at  December 31, 2020 and December 31, 2019.

PLUMAS BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

10.	JUNIOR SUBORDINATED DEFERRABLE INTEREST DEBENTURES

Plumas Statutory Trust I and II are business trusts formed by the Company with capital of $358,000 and $182,000, respectively, for the sole purpose of issuing trust preferred securities fully and unconditionally guaranteed by the Company.

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

Trust I’s Subordinated Debentures mature on September 26, 2032, bear a current interest rate of 3.65% (based on 3-month LIBOR plus 3.40%), with repricing and payments due quarterly. Trust II’s Subordinated Debentures mature on September 28, 2035, bear a current interest rate of 1.70% (based on 3-month LIBOR plus 1.48%), with repricing and payments due quarterly. The Subordinated Debentures are redeemable by the Company, subject to receipt by the Company of prior approval from the Federal Reserve Board of Governors, on any quarterly anniversary date on or after the 5-year anniversary date of the issuance. The redemption price is par plus accrued and unpaid interest, except in the case of redemption under a special event which is defined in the debenture. The Trust Preferred Securities are subject to mandatory redemption to the extent of any early redemption of the Subordinated Debentures and upon maturity of the Subordinated Debentures on September 26, 2032 for Trust I and September 28, 2035 for Trust II.

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

Interest expense recognized by the Company for the years ended December 31, 2020, 2019 and 2018 related to the subordinated debentures was $385,000, $531,000 and $510,000, respectively.

11.	DERIVATIVES

Interest Rate Swaps Designated as Cash Flow Hedges: On May 26, 2020 we entered into two separate interest rate swap agreements with notional amounts totaling $10 million, effectively converting the $10 million in Subordinated Debentures to fixed obligations.  The swaps have a 10 year maturity and fix the labor rate on the Subordinated Debentures at approximately 75 basis points. These agreements have been designated and qualify as cash flow hedging instruments and, as such changes in the fair value are recorded in accumulated other comprehensive income/loss to the extent the agreements are effective hedges. The swaps were determined to be fully effective during all periods presented. As such, no amount of ineffectiveness has been included in net income. Therefore, the aggregate fair value of the swaps is recorded in other assets with changes in fair value recorded in other comprehensive income . The amount included in accumulated other comprehensive income would be reclassified to current earnings should the hedges no longer be considered effective. The Company expects the hedges to remain fully effective during the remaining terms of the swaps.

Summary information about the interest-rate swaps designated as cash flow hedges as of year-end is as follows:

2020
Notional amounts	$10,000,000
Weighted average pay rates	3.38%
Weighted average remaining maturity	9.5 years
Unrealized gains	$142,000

Interest expense recorded on these swap transactions totaled $25,000 during 2020 and is reported as a component of interest expense on the Subordinated Debentures.

PLUMAS BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

12.	COMMITMENTS AND CONTINGENCIES

Leases

The Company leases three lending offices, two branch offices, three administrative offices and two standalone ATM locations. The branch office leases have options to renew. The exercise of lease renewal options is at our sole discretion; therefore, are not included in our Right of Use (ROU) assets and lease liabilities as they are not reasonably certain of exercise. We regularly evaluate the renewal options and when they are reasonably certain of exercise, we include the renewal period in our lease term. We have elected the practical expedient to exclude short-term leases from our ROU assets and lease liabilities. The branch leases and two of the lending office leases are classified as operating leases while the remaining leases are all short-term leases.  The Company adopted ASU No. 2016-02 on January 1, 2019 and recorded $565,000 in ROU assets and lease liabilities on adoption.

As our leases do not provide an implicit rate, we use our incremental borrowing rate based on the information available at the lease commencement date in determining the present value of the lease payments. The Company’s weighted average incremental borrowing rate used in the calculation of the right-of-use assets and lease liabilities was estimated at 4.5%.

The following table presents a maturity analysis of the operating lease liability at December 31, 2020:

Maturities of
Lease Liabilities
Year ended December 31, 2021	$284,000
Year ended December 31, 2022	288,000
Year ended December 31, 2023	232,000
Year ended December 31, 2024	235,000
Year ended December 31, 2025	149,000
Year ended December 31, 2026	31,000
1,219,000
Less: Present value discount	(113,000)
Lease Liability December 31, 2020	$1,106,000

The weighted-average remaining lease term is 4.5 years.

The following table presents a maturity analysis of the operating lease liability at December 31, 2019:

Maturities of
Lease Liabilities
Year ended December 31, 2020	$188,000
Year ended December 31, 2021	88,000
Year ended December 31, 2022	59,000
335,000
Less: Present value discount	(18,000)
Lease Liability Balance at December 31, 2019	$317,000

The weighted-average remaining lease term is 2.1 years.

Total lease costs for the year ended December 31, 2020 was $407,000 consisting of $312,000 related to operating leases, $76,000 related to short-term leases and variable lease expense of $19,000. Total lease costs for the year ended December 31, 2019 was $465,000 consisting of $308,000 related to operating leases, $114,000 related to short-term leases and variable lease expense of $43,000. Including variable lease expense, total rent expense for the year ended December 31, 2018. prior to the adoption of ASU 2016-02, was $348,000.  Cash paid on operating leases was $308,000 for the years ended December 31, 2020.

Rental expense included in occupancy and equipment expense totaled $388,000, $422,000 and $340,000 for the years ended December 31, 2020, 2019 and 2018, respectively.

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

The following financial instruments represent off-balance-sheet credit risk:

	December 31,
	2020	2019
Commitments to extend credit	$144,425,000	$111,352,000
Letters of credit	$531,000	$126,000

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

Letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loans to customers. The fair value of the liability related to these letters of credit, which represents the fees received for issuing the guarantees, was not significant at December 31, 2020 and 2019. The Company recognizes these fees as revenues over the term of the commitment or when the commitment is used.

At December 31, 2020, consumer loan commitments represent approximately 7% of total commitments and are generally unsecured. Commercial and agricultural loan commitments represent approximately 36% of total commitments and are generally secured by various assets of the borrower. Real estate loan commitments, including consumer home equity lines of credit, represent the remaining 57% of total commitments and are generally secured by property with a loan-to-value ratio not to exceed 80%. In addition, the majority of the Company’s commitments have variable interest rates.

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

Dividends from the Bank to the Company are restricted under California law to the lesser of the Bank's retained earnings or the Bank's net income for the latest three fiscal years, less dividends previously declared during that period, or, with the approval of the CFPI to the greater of the retained earnings of the Bank, the net income of the Bank for its last fiscal year, or the net income of the Bank for its current fiscal year. As of December 31, 2020, the maximum amount available for dividend distribution under this restriction was approximately $38,363,000. In addition, the Company’s ability to pay dividends is subject to certain covenants contained in the indentures relating to the Trust Preferred Securities issued by the business trusts (see Note 10 for additional information related to the Trust Preferred Securities).

During 2020 the Company paid three quarterly $0.12 cent per share dividends one each on May 15, 2020, August 14, 2020 and November 16, 2020.  During the 2018 and 2019 semi-annual cash dividends were paid as follows: $0.18 per share on May 15, 2018 and November 15, 2018 and $0.23 per share on May 15, 2019 and November 15, 2019.

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

	For the Year Ended December 31,
(In thousands, except per share data)	2020	2019	2018
Net Income:
Net income	$14,475	$15,512	$13,992
Earnings Per Share:
Basic earnings per share	$2.80	$3.01	$2.74
Diluted earnings per share	$2.77	$2.97	$2.68
Weighted Average Number of Shares Outstanding:
Basic shares	5,177	5,155	5,108
Diluted shares	5,230	5,228	5,219

Shares of common stock issuable under stock options and warrants for which the exercise prices were greater than the average market prices were not included in the computation of diluted earnings per share due to their antidilutive effect. Stock options and warrants not included in the computation of diluted earnings per share, due to shares not being in the-money and having an antidilutive effect, were 191,050, 0 and 71,100 for the years ended December 31, 2020, 2019 and 2018, respectively.

PLUMAS BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

13.	SHAREHOLDERS' EQUITY (Continued)

Stock Options

 In 2001, the Company established a Stock Option Plan for which no shares of common stock remain reserved for issuance to employees and directors and no shares are available for future grants as of December 31, 2020.

As of December 31, 2020, all remaining shares in this plan have vested and no compensation cost remains unrecognized.

A summary of the activity within the 2001 Plan follows:

			Weighted
			Average
		Weighted	Remaining
		Average	Contractual
		Exercise	Term in	Intrinsic
	Shares	Price	Years	Value

Options outstanding at January 1, 2018	46,293	$2.95
Options exercised	(40,100)	2.95
Options outstanding at December 31, 2018	6,193	2.95
Options exercised	(6,193)	2.95
Options outstanding at December 31, 2019	-	2.95
Options exercised	-	$2.95
Options outstanding at December 31, 2020	-
Options exercisable at December 31, 2020	-
Expected to vest after December 31, 2020	-

In May 2013, the Company established the 2013 Stock Option Plan for which 390,635 shares of common stock are reserved and 118,550 shares are available for future grants as of December 31, 2020. The 2013 Plan requires that the option price may not be less than the fair market value of the stock at the date the option is granted, and that the stock must be paid in full at the time the option is exercised. Payment in full for the option price must be made in cash, with Company common stock previously acquired by the optionee and held by the optionee for a period of at least six months, in options of the Optionee that are fully vested and exercisable or in any combination of the foregoing. The options expire on dates determined by the Board of Directors, but not later than ten years from the date of grant. During the year ended December 31, 2020, 5,000 options were granted. During the years ended December 31, 2019 and 2018, 132,000 and 76,000 options were granted, respectively.

As of December 31, 2020, there was $517,000 of total unrecognized compensation cost related to non-vested, share-based compensation arrangements granted under the 2013 Plan. That cost is expected to be recognized over a weighted average period of 2.5 years.

PLUMAS BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

13.	SHAREHOLDERS' EQUITY (Continued)

Stock Options (continued)

A summary of the activity within the 2013 Plan follows:

			Weighted
			Average
		Weighted	Remaining
		Average	Contractual
		Exercise	Term in	Intrinsic
	Shares	Price	Years	Value
Options outstanding at January 1, 2018	160,600	$7.72
Option granted	76,000	24.4
Options cancelled	(6,500)	20.55
Options exercised	(33,600)	7.19
Options outstanding at December 31, 2018	196,500	13.84
Option granted	132,000	21.45
Options cancelled	(2,400)	8.75
Options exercised	(23,715)	7.10
Options outstanding at December 31, 2019	302,385	17.73
Option granted	5,000	26.42
Options cancelled	(17,050)	23.05
Options exercised	(18,250)	7.39
Options outstanding at December 31, 2020	272,085	$18.25	5.2	$1,498,216
Options exercisable at December 31, 2020	145,585	$14.69	4.2	$1,311,403
Expected to vest after December 31, 2020	112,901	$22.35	6.4	$166,862

The following information relates to the two plans.

Compensation cost related to stock options recognized in operating results under the plan was $255,000, $224,000 and $199,000 for the years ended December 31, 2020, 2019 and 2018, respectively. The associated future income tax benefit recognized was $17,000, $16,000, $14,000 for the years ended December 31, 2020, 2019 and 2018, respectively.

The total fair value of options vested was $333,000 and $197,000 for the years ended December 31, 2020 and 2019, respectively. The total intrinsic value of options at time of exercise was $303,000 and $545,000 for the years ended December 31, 2020 and 2019, respectively.

Cash received from option exercises for the years ended December 31, 2020, 2019 and 2018 was $89,000, $144,000 and $330,000, respectively. The tax benefit realized for the tax deductions from option exercise totaled $10,000, $41,000 and $134,000 for the years ended December 31, 2020, 2019 and 2018, respectively.

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

Regulatory Capital (continued)

The Bank is also subject to additional capital guidelines under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain total risk-based, Tier 1 risk-based and Tier 1 leverage ratios as set forth in the table on the following page and cannot be subject to a written agreement, order or capital directive issued by the FRB.

In July, 2013, the federal bank regulatory agencies adopted rules implementing the Basel Committee on Banking Supervision’s capital guidelines for U.S. banks, sometimes called “Basel III,” that increased the minimum regulatory capital requirements for bank holding companies and banks and implemented strict    eligibility criteria for regulatory capital instruments. The Basel III capital rules include a minimum common equity Tier 1 ratio of 4.5%, a Tier 1 capital ratio of 6.0%, a total risk-based capital ratio of 8.0%, and a minimum leverage ratio of 4.0% (calculated as Tier 1 capital to average consolidated assets). The minimum capital levels required to be considered “well capitalized” include a common equity Tier 1 ratio of 6.5%, a Tier 1 risk-based capital ratio of 8.0%, a total risk-based capital ratio of 10.0%  and a leverage ratio of 5.0%.  In addition, the Basel III capital rules require that banking organizations maintain an “a capital conservation buffer” of 2.5% above the minimum capital requirements in order to avoid restrictions on their ability to pay dividends, repurchase stock or pay discretionary bonuses. Including the capital conservation buffer of 2.5%, the Basel III capital rules require the following minimum ratios for a bank holding company or bank to be considered well capitalized: a common equity Tier 1 capital ratio of 7.0%; a Tier 1 capital ratio of 8.5%, and a total capital ratio of 10.5%. At December 31, 2020 , the Company’s and the Bank’s capital ratios exceed the thresholds necessary to be considered “well capitalized” under the Basel III framework.

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

The following table sets forth the Bank's actual capital amounts and ratios (dollar amounts in thousands):

			Minimum Amount of Capital Required
					To be Well-Capitalized
			For Capital		Under Prompt
	Actual		Adequacy Purposes (1)		Corrective Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2020
Common Equity Tier 1 Ratio	$103,361	14.2%	$32,802	4.5%	$47,381	6.5%
Tier 1 Leverage Ratio	103,361	9.2%	45,017	4.0%	56,271	5.0%
Tier 1 Risk-Based Capital Ratio	103,361	14.2%	43,736	6.0%	58,315	8.0%
Total Risk-Based Capital Ratio	112,485	15.4%	58,315	8.0%	72,894	10.0%

December 31, 2019
Common Equity Tier 1 Ratio	$90,317	13.1%	$31,059	4.5%	$44,863	6.5%
Tier 1 Leverage Ratio	90,317	10.4%	34,897	4.0%	43,622	5.0%
Tier 1 Risk-Based Capital Ratio	90,317	13.1%	41,412	6.0%	55,216	8.0%
Total Risk-Based Capital Ratio	97,810	14.2%	55,216	8.0%	69,020	10.0%

     (1) Does not include amounts required under the capital conservation buffer discussed above.

The current and projected capital positions of the Company and the Bank and the impact of capital plans and long- term strategies are reviewed regularly by management. The Company policy is to maintain the Bank’s ratios above the prescribed well-capitalized ratios at all times. Management believes that the Bank currently meets all its capital adequacy requirements.

PLUMAS BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

14.	OTHER EXPENSES

Other expenses consisted of the following:

	Year Ended December 31,
	2020	2019	2018
Outside service fees	$2,871,000	$2,533,000	$2,376,000
Professional fees	688,000	704,000	925,000
Telephone and data communications	600,000	520,000	528,000
Advertising and promotion	519,000	395,000	433,000
Director compensation, education and retirement	456,000	443,000	267,000
Armored car and courier	426,000	403,000	329,000
Business development	280,000	490,000	439,000
Deposit insurance	252,000	65,000	237,000
Loan collection costs	230,000	227,000	216,000
Amortization of Core Deposit Intangible	198,000	263,000	27,000
Stationery and supplies	112,000	112,000	118,000
OREO expenses	10,000	61,000	76,000
Provision from change in OREO valuation	-	40,000	155,000
Gain on sale of OREO	(9,000)	(275,000)	(47,000)
Other operating expense	455,000	509,000	662,000
Other non-interest expense	$7,088,000	$6,490,000	$6,741,000

15.	INCOME TAXES

The provision for income taxes for the years ended December 31, 2020, 2019 and 2018 consisted of the following:

2020	Federal	State	Total
Current	$4,214,000	$2,330,000	$6,544,000
Deferred	(665,000)	(402,000)	(1,067,000)
Provision for income taxes	$3,549,000	$1,928,000	$5,477,000

2019	Federal	State	Total
Current	$3,941,000	$2,093,000	$6,034,000
Deferred	(128,000)	(38,000)	(166,000)
Provision for income taxes	$3,813,000	$2,055,000	$5,868,000

2018	Federal	State	Total
Current	3,124,000	1,650,000	4,774,000
Deferred	211,000	149,000	360,000
Provision for income taxes	$3,335,000	$1,799,000	$5,134,000

PLUMAS BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

15.	INCOME TAXES (Continued)

Deferred tax assets (liabilities) consisted of the following:

	December 31,
	2020	2019
Deferred tax assets:

Allowance for loan losses	$2,784,000	$2,059,000
Deferred compensation	1,051,000	1,031,000
OREO valuation allowance	33,000	68,000
Premises and equipment	124,000	418,000
Deferred loan fees	677,000	-
Other	897,000	919,000
Total deferred tax assets	5,566,000	4,495,000

Deferred tax liabilities:

Deferred loan costs	(1,415,000)	(1,424,000)
Unrealized gain on available-for-sale investment securities	(1,950,000)	(861,000)
Other	(270,000)	(204,000)
Total deferred tax liabilities	(3,635,000)	(2,489,000)
Net deferred tax assets	$1,931,000	$2,006,000

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

At December 31, 2020 total deferred tax assets were approximately $5,566,000 and total deferred tax liabilities were approximately $3,635,000 for a net deferred tax asset of $1,931,000. The Company’s deferred tax assets primarily relate timing differences in the tax deductibility of impairment charges on other real estate owned, deprecation on premises and equipment, the provision for loan losses and deferred compensation. Based upon our analysis of available evidence, management of the Company determined that it is "more likely than not" that all of our deferred income tax assets as of December 31, 2020 and 2019 will be fully realized and therefore no valuation allowance was recorded. On the consolidated balance sheet, net deferred tax assets are included in accrued interest receivable and other assets.

PLUMAS BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

15.	INCOME TAXES (Continued)

The provision for income taxes differs from amounts computed by applying the statutory Federal income tax rate to operating income before income taxes. The significant items comprising these differences consisted of the following:

	2020	2019	2018
Federal income tax, at statutory rate	21.0%	21.0%	21.0%
State franchise tax, net of Federal tax effect	7.6	7.6	7.4
Interest on obligations of states and political subdivisions	(1.0)	(0.9)	(0.9)
Net increase in cash surrender value of bank owned life insurance	(0.4)	(0.3)	(0.4)
Other	0.3	-	(0.3)
Effective tax rate	27.5%	27.4%	26.8%

The Company and its subsidiary file income tax returns in the U.S. federal and applicable state jurisdictions. The Company conducts all of its business activities in the states of California, Nevada and Oregon. There are currently no pending U.S. federal, state, and local income tax or non-U.S. income tax examinations by tax authorities.

With few exceptions, the Company is no longer subject to tax examinations by U.S. Federal taxing authorities for years ended before December 31, 2017, and by state and local taxing authorities for years ended before December 31, 2016.

The unrecognized tax benefits and changes therein and the interest and penalties accrued by the Company as of or during the years ended December 31, 2020 and 2019 were not significant. The Company does not expect the total amount of unrecognized tax benefits to significantly increase or decrease in the next twelve months.

16.	RELATED PARTY TRANSACTIONS

During the normal course of business, the Company enters into transactions with related parties, including executive officers and directors. The following is a summary of the aggregate activity involving related party borrowers during 2020:

Balance, January 1, 2020	$7,225,000
Disbursements	3,062,000
Amounts repaid	(5,993,000)
Balance, December 31, 2020	$4,294,000
Undisbursed commitments to related parties, December 31, 2020	$5,655,000

PLUMAS BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

17.	EMPLOYEE BENEFIT PLANS

Profit Sharing Plan

The Plumas Bank Profit Sharing Plan commenced April 1, 1988 and is available to employees meeting certain service requirements. Under the Plan, employees are able to defer a selected percentage of their annual compensation. Included under the Plan's investment options is the option to invest in Company stock. During 2020  and 2019 the Company’s contribution consisted of a matching amount of 30% of the employee’s contribution up to a total of 3% of the employee’s compensation totaling $243,000 and $231,000, respectively. During 2018, the Company’s contribution totaled $176,000 consisting of a matching amount of 30% of the employee’s contribution up to a total of 2.4% of the employee’s compensation.

Salary Continuation and Retirement Agreements

Salary continuation and retirement agreements are in place for the Company’s president, its current executive vice presidents, five members of the Board of Directors as well as five former executives and four former directors. Under these agreements, the directors and executives will receive monthly payments for periods ranging from ten to fifteen years, after retirement. The estimated present value of these future benefits is accrued over the period from the effective dates of the agreements until the participants' expected retirement dates. The expense recognized under these plans for the years ended December 31, 2020, 2019 and 2018 totaled $520,000, $334,000 and $185,000, respectively. Accrued compensation payable under these plans totaled $3,739,000 and $3,682,000 at December 31, 2020 and 2019, respectively.

In connection with some of these agreements, the Bank purchased single premium life insurance policies with cash surrender values totaling $13,526,000 and $13,184,000 at December 31, 2020 and 2019, respectively. Income earned on these policies, net of expenses, totaled $342,000, $328,000 and $328,000 for the years ended December 31, 2020, 2019 and 2018, respectively.

PLUMAS BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

18.	PARENT ONLY CONDENSED FINANCIAL STATEMENTS

CONDENSED BALANCE SHEETS

December 31, 2020 and 2019

	2020	2019
ASSETS

Cash and cash equivalents	$415,000	$510,000
Investment in bank subsidiary	109,087,000	93,670,000
Other assets	978,000	658,000

Total assets	$110,480,000	$94,838,000

LIABILITIES AND SHAREHOLDERS' EQUITY
Other liabilities	$16,000	$23,000
Junior subordinated deferrable interest debentures	10,310,000	10,310,000

Total liabilities	10,326,000	10,333,000

Shareholders' equity:
Common stock	7,656,000	7,312,000
Retained earnings	87,753,000	75,144,000
Accumulated other comprehensive income (loss)	4,745,000	2,049,000

Total shareholders' equity	100,154,000	84,505,000

Total liabilities and shareholders' equity	$110,480,000	$94,838,000

CONDENSED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

For the Years Ended December 31, 2020, 2019 and 2018

	2020	2019	2018
Income:
Dividends declared by bank subsidiary	$2,375,000	$2,800,000	$2,000,000
Earnings from investment in Plumas Statuory Trust I and II	11,000	16,000	15,000

Total income	2,386,000	2,816,000	2,015,000

Expenses:
Interest on junior subordinated deferrable interest debentures	385,000	531,000	510,000
Other expenses	369,000	315,000	326,000

Total expenses	754,000	846,000	836,000

Income before equity in undistributed income of subsidiary	1,632,000	1,970,000	1,179,000

Equity in undistributed income of subsidiary	12,623,000	13,261,000	12,479,000

Income before income taxes	14,255,000	15,231,000	13,658,000
Income tax benefit	220,000	281,000	334,000
Net income	$14,475,000	$15,512,000	$13,992,000

Total comprehensive income	$17,171,000	$19,578,000	$12,545,000

PLUMAS BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

18.	PARENT ONLY CONDENSED FINANCIAL STATEMENTS (Continued)

CONDENSED STATEMENTS OF CASH FLOWS

For the Years Ended December 31, 2020, 2019 and 2018

	2020	2019	2018
Cash flows from operating activities:
Net income	$14,475,000	$15,512,000	$13,992,000
Adjustments to reconcile net income to net cash provided by operating activities:
Undistributed income of subsidiary	(12,623,000)	(13,261,000)	(12,479,000)
Stock-based compensation expense	57,000	54,000	47,000
(Increase) decrease in other assets	(220,000)	(56,000)	51,000
(Decrease) increase in other liabilities	(7,000)	(17,000)	25,000
Net cash provided by operating activities	1,682,000	2,232,000	1,636,000

Cash flows from financing activities:
Cash dividends paid on common stock	(1,866,000)	(2,373,000)	(1,842,000)
Proceeds from exercise of stock options	89,000	144,000	330,000
Net cash used in financing activities	(1,777,000)	(2,229,000)	(1,512,000)

(Decrease) increase in cash and cash equivalents	(95,000)	3,000	124,000

Cash and cash equivalents at beginning of year	510,000	507,000	383,000

Cash and cash equivalents at end of year	$415,000	$510,000	$507,000

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

Changes in Internal Control over Financial Reporting. During the fourth quarter of 2020, no change in the Company’s internal control over financial reporting was identified in connection with this evaluation that has materially affected or is reasonably likely to materially affect internal control over financial reporting.

Management’s Report on Internal Control over Financial Reporting is set forth in our consolidated financial statements and the reports thereon beginning at page F-1.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table sets forth the names of, and certain information concerning, the directors of the Company. Each of the directors is also a director of the Bank.

		Year First
Name and Title		Appointed
Other than Director	Age	Director	Principal Occupation During the Past Five Years

Daniel E. West Chairman of the Board	67	1997	President, Graeagle Land & Water Co., a land management company. President, Graeagle Water Co, a private water utility, Graeagle, CA.

Robert J. McClintock	63	2008	Certified Public Accountant, co-owner of
Vice Chairman of the Board			McClintock Accountancy Corporation, Tahoe City, CA.

Terrance J. Reeson	76	1984	Retired.
Secretary of the Board

Michonne R. Ascuaga	59	2019	Retired.

Steven M. Coldani	68	2013	President, Owner/Broker, Coldani Realty Inc. and co-owner of Graeagle Associates Realtors; a managing member of Coldani Farming, LLC, a diversified farming company, Lodi, CA.

Gerald W. Fletcher	78	1988	Forest Products Wholesaler, Susanville, CA.

Heidi S. Gansert	57	2019	Executive Director of External Relations at University of Nevada, Reno and Nevada state senator.

Richard F. Kenny	73	2017	Retired.

Andrew J. Ryback	55	2016	President and CEO of Plumas Bancorp and Plumas Bank.

Experience and Qualifications

The following is a brief description of the business experience of each director and the experience and qualification that the Corporate Governance & Compensation Committee considered in nominating them to serve as directors.  Unless otherwise specified, each nominee has held his or her current position of employment or has been retired for at least five years.

Daniel E. West

Chairman of the Board

Director since 1997

Daniel E. West has lived in Graeagle, California since 1958. He is president of Graeagle Land and Water Company, a land management company, and Graeagle Water Company, a private water utility. Mr. West is a managing member of Graeagle Timber Company, LLC.  He also serves as a director on the boards of Graeagle Fire Protection District and California Water Association. Mr. West graduated from the University of the Pacific, Stockton, California where he received a Bachelor of Science degree in Business Administration. Mr. West’s valuable business acumen, his extensive experience on various and diverse boards, and his deep ties to his community highly qualify him for service as a member of the Board and Chairman.

Robert J. McClintock

Vice Chairman of the Board

Director since 2008

      Robert J. McClintock has lived in Tahoe City, California for over 30 years. He is a Certified Public Accountant and is a shareholder of McClintock Accountancy Corporation headquartered in Tahoe City, California. As a CPA, Mr. McClintock brings strong accounting and financial skills important to the oversight of the Company’s financial reporting, enterprise and operational risk management,  and he qualifies as an Audit & Risk Committee financial expert for the Board’s Audit & Risk Committee. He is a board member and Treasurer of the Kiwanis Club of North Lake Tahoe and served previously as its President. He is a member of the advisory board for the Tahoe Truckee Excellence in Education Foundation and served previously as its Treasurer. Mr. McClintock is past Troop Committee Chairman and Scoutmaster for Scouts BSA Troop 266. Mr. McClintock attended Michigan Tech University where he received his Bachelor of Science degree in Business Administration.

Terrance J. Reeson

Secretary of the Board

Director since 1984

    Terrance J. Reeson has lived in Quincy, California for over 50 years.  He is a retired U.S. Forest Service Aviation Officer for the Plumas National Forest. Mr. Reeson is active in his community and is a former executive director of the Quincy Chamber of Commerce.  Mr. Reeson’s relevant experience qualifying him for service as a director includes extensive government service, leadership experience, and widespread civic and community involvement.

Michonne R. Ascuaga

Director

Director since 2019

Michonne R. Ascuaga is a native northern Nevadan and has 30 years of experience working at John Ascuaga’s Nugget, serving as its CEO for 16 years preceding its sale in 2013. From 2015 to 2016 Ms. Ascuaga served as Commissioner for the Nevada State Gaming Commission. Having served on numerous boards over the years, Ms. Ascuaga currently sits on the boards of Northern Nevada Medical Center and Bishop Manogue Catholic High School.  She received her Bachelor of Science degree in Mathematics from Santa Clara University and her Master of Business Administration from Stanford University.  Ms. Ascuaga’s extensive management experience, leadership skills and her knowledge of and involvement in the community well qualifies her for service as a director of the Company.

 Steven M. Coldani

Director

Director since 2013

Steven M. Coldani was born and raised in Lodi, California. He is a licensed real estate broker and the president and owner of Coldani Realty Inc. in Lodi, California; he is also co-owner of Graeagle Associates Realtors in Graeagle, California since 1992. In addition, Mr. Coldani is a managing member of Coldani Farming, LLC, a diversified farming company producing various row crops such as olives and grapes, hay and livestock. Mr. Coldani graduated from the University of the Pacific, Stockton, California where he received a Bachelor of Science degree in Business and Public Administration. Mr. Coldani’s relevant experience qualifying him for service as a member of the Board includes his familiarity with the real estate markets in which we operate, a broad range of management and community service experience including his prior service on the board of Community Business Bank, and his membership in the Lodi District Chamber of Commerce, the Lodi Association of Realtors, the Plumas Association of Realtors and the Tahoe-Sierra Board of Realtors. He is also a past director of the California Association of Realtors.

Gerald W. Fletcher

Director

Director since 1988

         Gerald W. Fletcher has lived in Susanville, California since 1956 and is a retired rancher, realtor, and insurance agent.  He is a former director of Sierra Security Bank. Mr. Fletcher was the past owner and operator of Fletcher Christmas Trees. He was also a reforeststation contractor and has planted millions of trees throughout Northern California. He was a past member and past president of Lassen County Cattleman’s Association and a past member of the Lassen County Farm Bureau. Mr. Fletcher’s relevant experience qualifying him for service as a member of the Board is comprised of a broad range of management and community service including his past service as Lieutenant in the Susanville Volunteer Fire Department, a past 4-H Leader, and previous experience as bank director.

Heidi S. Gansert

Director

Director since 2019

       Heidi S. Gansert resides in Reno and has over 30 years of management experience. Since 2012, she served as the Executive Director of External Relations at the University of Nevada, Reno, leaving this position in January 2021. While at the University of Nevada, Reno, Ms. Gansert led the University’s economic development efforts and served on behalf of the University on the boards of the Economic Development Authority of Western Nevada (EDAWN) and Downtown Reno Partnership. Ms. Gansert has served in Nevada’s part-time legislature as a state senator since 2016. She previously served as Chief of Staff to Nevada Governor Brian Sandoval from January 2011 to September 2012 and prior to that as the assemblywoman representing District 25 in the Nevada State Legislature from 2004 to 2010. Her time in the executive and legislative branches of state government includes roles related to business, education, economic development, workforce training, and energy. Ms. Gansert is an engineering graduate of Santa Clara University and holds a Masters’ degree in Business Administration from the University of Nevada, Reno. Ms. Gansert’s experience with economic development, knowledge of and involvement in the northern Nevada region and extensive leadership experience qualify her for service as a member of the Board.

Richard F. Kenny

Director

Director since 2017

Richard F. Kenny resides in Reno, Nevada and has over 40 years of leadership experience in Operations, Information systems, Strategic Planning and Credit Risk Management. Before retiring in 2010, he was the founding President and CEO of Charles Schwab Bank, a subsidiary of the Charles Schwab brokerage corporation. Prior to that, he served in a variety of management roles with Citibank, both domestic and international.  He is actively involved with KNPB public television in Reno and Capital Public Radio in Sacramento. He graduated from Northwestern University in Evanston, Illinois with a Bachelor of Science degree in Business Administration and Marketing and received his MBA in Finance from the University of Chicago. Mr. Kenny’s relevant experience qualifying him for service as a member of the Board includes his extensive leadership experience, knowledge of the financial industry and community involvement.

Andrew J. Ryback

Director, President and CEO

Director since 2016

         Andrew J. Ryback has been the President and Chief Executive Officer of  the Company and the Bank since 2011. He previously served as Interim President and Chief Executive Officer from March 2010 to November 2011 and, prior thereto, as Executive Vice President and Chief Financial Officer from 2005. He joined the Bank in July 2001 and became a member of the Company's Board of Directors in 2016. Mr. Ryback received his Bachelor of Science degree in Business Administration from California State University, Northridge. He is a Certified Public Accountant and a graduate of Pacific Coast Banking School. Mr. Ryback actively serves in a variety of national, regional and local organizations: Mr. Ryback is the California Delegate to the Federal Delegate Board of the Independent Community Bankers of America (ICBA), he serves on ICBA's Consumer Financial Services Committee, and he is on the board of the California Community Banking Network.  He previously served on the Federal Reserve Board of Governors’ Community Depository Institutions Advisory Council (CDIAC) and served as chairman of the Federal Reserve Bank of San Francisco’s CDIAC. Furthermore, Mr. Ryback is past president of the Rotary Club of Quincy and is currently serving as an assistant governor for Rotary District 5190. Locally, he serves on the Board of Directors of Plumas District Hospital and as Commissioner and Treasurer for the Quincy Fire Protection District where he previously served as a volunteer firefighter.

None of the directors were selected pursuant to any arrangement or understanding other than with the directors and executive officers of the Company acting within their capacities as such. There are no family relationships among any of the directors or executive officers of the Company. No director of the Company serves as a director of any company that has a class of securities registered under, or which is subject to the periodic reporting requirements of, the Securities Exchange Act of 1934, or of any company registered as an investment company under the Investment Company Act of 1940.

Executive Officers

          The following table sets forth information concerning the executive officers of the Company and the Bank:

Name	Age	Position and Principal Occupation for the Past Five Years

Andrew J. Ryback	55	President and Chief Executive Officer of the Company and the Bank since November 16, 2011.

Richard L. Belstock	64	Executive Vice President of the Company and the Bank since July 18, 2012. Chief Financial Officer of the Company and the Bank since November 16, 2011.

Aaron M. Boigon	45	Executive Vice President and Chief Information Officer of the Bank since April 1, 2018. Senior Vice President and Director of Information Technology of the Bank from April 1, 2015 to April 1, 2018.

B J North	70

Executive Vice President and Chief Banking Officer of Plumas Bank since January 1, 2018. Executive Vice President of Retail Banking, Marketing and Commercial Lending of the Bank from July 2011 to January 1, 2018.

Jeffrey T. Moore	64

Executive Vice President and Chief Credit Officer of the Bank since February 21, 2019. Senior Vice President, Credit Administrator of the Bank from January 2018 to February 21, 2019. Previously Executive Vice President and Chief Credit Officer of Community 1st Bank.

Code of Ethics

The Board of Directors has adopted a code of business conduct and ethics for directors, officers (including the Company’s principal executive officer and principal financial officer) and financial personnel, known as the Corporate Governance Code of Ethics, or Code of Ethics. This Code of Ethics is available on the Company’s website at www.plumasbank.com. Shareholders may request a free copy of the Code of Ethics from Plumas Bancorp, Ms. Jamie Huynh, Investor Relations, 5550 Meadowood Mall Circle, Reno, Nevada.. Additionally, a copy of the Code of Ethics can be accessed at https://www.plumasbank.com. Click on the “Investor Relations” tab, then the “Corporate Information” tab and then “Governance Documents.”

Nomination of Director Candidates

The Company’s Bylaws permit shareholders to nominate directors at a shareholder meeting. In order to make a director nomination at an annual shareholder meeting, it is necessary that you notify the Company not less than 90 days nor more than 120 days before the first anniversary of the date that the proxy statement for the preceding year’s annual meeting was first made available to shareholders. The proxy statement  for the 2020 annual meeting was first made available to shareholders on April 3, 2020. Thus, in order for any such nomination notice to be timely for the 2021 annual meeting, it must have been received by the Company not later than January 4, 2021. In addition, the notice must meet all other requirements contained in Section 3.3 of the Company’s Bylaws, which are filed as an exhibit to this report, and include any other information required pursuant to Regulation 14A under the Exchange Act.

Audit & Risk Committee

The Company has an Audit & Risk Committee composed of Mr. McClintock (Chairman), Ms. Ascuaga, Ms. Gansert and Mr. Reeson. The Board has determined that each member of the Audit & Risk Committee meets the independence and experience requirements of the listing standards of NASDAQ and the SEC rules applicable to audit & risk committee members. The Board has also determined that Mr. McClintock is qualified as an audit & risk committee financial expert and that he has accounting or related financial management expertise, in each case in accordance with the rules of the SEC and NASDAQ’s listing standards.

ITEM 11. EXECUTIVE COMPENSATION

Executive Compensation

             The following tables sets forth information concerning the compensation earned by the Company’s President and Chief Executive Officer and the two other most highly compensated executive officers during 2020 (collectively, the “named executive officers.”)

Summary Compensation Table
Name and Principal Position	Year	Salary	Bonus	Stock Awards (1)	Option Awards (2)	Non-Equity Incentive Plan Compensation	Nonqualified Deferred Compensation Earnings	All Other Compensation (3)	Total
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
Andrew J. Ryback President and CEO of the Company and Plumas Bank	2020 2019	$347,000 $335,252	$0 $0	$0 $0	$ 0 $ 63,938	$ 74,478 $ 143,499	$ 0 $ 0	$ 16,860 $ 17,693	$438,338 $560,382
Richard L. Belstock EVP and CFO of the Company and Plumas Bank	2020 2019	$212,000 $206,525	$0 $0	$0 $0	$ 0 $ 42,625	$ 30,196 $ 60,266	$ 0 $ 0	$ 9,968 $ 10,105	$252,164 $319,521
BJ North EVP and Chief Banking Officer of Plumas Bank	2020 2019	$205,000 $199,363	$0 $0	$0 $0	$ 0 $ 42,625	$ 30,186 $ 58,036	$ 0 $ 0	$ 8,054 $ 9,062	$243,240 $309,086

(1)	The Company did not grant any stock awards in 2020 or 2019.

(2)

The amounts reported in this column represent the aggregate grant date fair value of stock option awards in accordance with Financial Accounting Standards Board Accounting Standard Codification No. 718-10. These values have been determined under the principles used to calculate the grant date fair value of equity awards for purposes of the Company’s financial statements. For additional information regarding this valuation methodology and the assumptions used to arrive at the estimates, please refer to Note 2, to the Company’s consolidated financial statements included in this Annual Report on Form 10-K. The Company did not grant any option awards to the named executive officers in 2020.

(3)

The amounts in column (i) include premiums paid and accrued on life insurance policies (Mr. Ryback), personal use of a Company automobile (Mr. Ryback and Ms. North), tax gross ups, Company-provided gasoline, Company 401(k) matching contribution and cell phone allowance.

Non-Equity Incentive Plan

On December 18, 2019, the Board of Directors approved the Company’s cash non-equity incentive plan for 2020 (the “2020 NEI”, or the “Plan”). Eligible employees under the 2020 NEI include all employees of the Bank, who are regularly scheduled to work at least 20 hours per week. The aggregate bonus pool was comprised of two pools, one for officers of the Company and one for all other employees. The officers’ portion represents 90.9% of the combined pools. Incentives were payable under the 2020 NEI once the Bank reached 80% of targeted pretax, pre-bonus income. The maximum total bonus available for distribution was $1.8 million at 120% of targeted pretax, pre-bonus income and the maximum total bonus available for the officers’ pool was $1.7 million. At target, the officers’ bonus pool would total $1.2 million. Up to 12% of the officers’ pool could be allocated to the Company’s Chief Executive Officer and President. Executive Vice Presidents (EVPs") could earn up to 4.6% of the officers’ bonus pool.

Under the 2020 NEI, the cash incentive payment to the Company’s CEO and President was based 50% on pretax, pre-bonus income targets, 16.7% upon the attainment of performance goals, and 16.7% upon various performance metrics with the remaining 16.6% based on the CEO’s performance during 2020, as evaluated by the Company’s Corporate Governance and Compensation Committee. Cash incentive payments for the Company’s EVPs were based 60.9% on pretax, pre-bonus income targets, 17.4% upon the attainment of performance goals, and 8.7% upon various performance metrics with the remaining 13% based on the CEO’s evaluation of the EVP’s performance during 2020.

Goals for the CEO included targeted increases in loans and deposits, improvement in asset quality, and development of growth initiatives focused on Northern Nevada. Metrics included targeted levels of ROE and ROA (calculated on a pre-tax basis) compared to a select group of peer institutions. At target, the maximum amount of incentive payment that can be earned by the Company’s CEO was $140,000 and for each EVP the maximum incentive payable at target would average $54,000. At 120% or more of target, the maximum amount of incentive payment that could be earned by the Company’s CEO was $201,000 and for each EVP the maximum incentive payable averaged $77,000. The Company’s Board of Directors had the ability to terminate or modify the Plan and all payouts under the Plan was subject to approval by the Company’s Corporate Governance & Compensation Committee. The Plan does not give any employee the right to or guarantee of continued employment. A total of one hundred fifty-three employees received bonus payments under the 2020 Incentive Plan, which were paid during the first quarter of 2021.

Incentives earned by the named executive officers under the 2020 Incentive Plan were as follows:

	Incentive Earned Based on:
Executive	Pretax Income	Goals	Metrics	Performance	Total
Andrew J. Ryback	$38,523	$10,273	$12,841	$12,841	$74,478
Richard L. Belstock	$17,977	$3,595	$2,568	$6,056	$30,196
BJ North	$17,977	$4,622	$2,568	$5,019	$30,186

Stock Option Awards

The Board considers equity compensation in the form of stock option awards to be an important component of its compensation program because it helps align the interests of the Company’s executives to those of its shareholders and provides a significant retention incentive. During 2013 the Company’s shareholders approved the Plumas Bancorp 2013 Stock Option Plan (the “2013 Plan”), which allows for the granting of stock option awards to directors, executives and employees. The 2013 Plan has a term of 10 years.  Up to 500,000 shares of common stock may be issued pursuant to awards of stock options under the 2013 Plan. The Corporate Governance & Compensation Committee approves and recommends to the Board for its approval all stock option grants. The Company only grants stock options having an exercise price equal to the fair market value of  the Company's common stock at the time of grant. The exercise price of stock options is set at the closing stock price on the date of grant. All option grants have a maximum vesting period of five years and expire no more than 10 years from the date of grant.

No options were granted to executive officers or directors during 2020.  During 2019, the Company granted a total of 103,200 stock options under the 2013 Plan to officers at the level of Senior Vice President or above, including Mr. Ryback (14,400 shares), Mr. Belstock (9,600 shares) and Ms. North (9,600 shares). The options were granted on October 21, 2019, have an exercise price of $21.45 per share, vest in four equal annual installments over a four year period and expire eight years after the date of grant.

The Company considers the officer’s position level in the determination of the total value of the equity-based compensation to be included in the officer’s total compensation. Generally, the higher the officer’s level, the more options that may be granted to the officer. Additional options may be granted to an individual based on outstanding achievement. This is consistent with the Company’s philosophy of rewarding those officers who have the most impact on our performance.

Post-Employment Benefits and Potential Payments Upon Termination or Change of Control

While we have not entered into employment or change in control/severance agreements with our executive officers, we consider providing significant post-employment benefits in the form of salary continuation benefits to our executives as an important long-term component of their total executive compensation to reward them for their service and loyalty to the Company. These post-employment benefits also help us retain executives because the benefits are subject to vesting over a period of years.

In 2005 the Company entered into a salary continuation agreement with Mr. Ryback. The purpose of the salary continuation agreement is to provide a special incentive to the experienced executive officer to continue employment with the Company on a long-term basis. The 2005 agreement provides Mr. Ryback with salary continuation benefits of up to $62,000 per year for 15 years after retirement at age 65. On April 1, 2016 this agreement was amended to increase Mr. Ryback’s annual benefit from $62,000 to $80,000 per year. On April 1, 2019 this agreement was amended to increase Mr. Ryback’s annual benefit from $80,000 to $125,000. If Mr. Ryback terminates employment with the Company for a reason other than death or disability prior to the retirement age of 65, he will be entitled to salary continuation benefits at a reduced amount depending on the length of service with the Company. The vesting of salary continuation benefits for Mr. Ryback occurs at a rate that provides for a 90% vesting at age 60 and 2% per year for the next five years of service. In the event of death prior to retirement, Mr. Ryback’s beneficiary is entitled to a portion of the death benefits pursuant to a split dollar agreement. In the event of disability wherein Mr. Ryback does not continue employment with the Company, he is entitled to salary continuation benefits, at a reduced amount depending on the length of service with the Company, beginning at age 65 or on the date on which he is no longer entitled to disability benefits under the Company’s group disability insurance, whichever is earlier.

If Mr. Ryback’s employment terminates within a period of 24 months after a change in control of the Company, the unvested portion of his salary continuation benefits would vest and the payment of the salary continuation benefits would begin the month following the month of termination, subject to the reduction of benefits if the benefits result in a limitation of deductibility of such benefits for the Company under Section 280G of the Internal Revenue Code.

The salary continuation benefits are informally funded by single premium life insurance policies with Mr. Ryback as the insured party and the Company as the beneficiary of the policies. The Company has entered into a split dollar agreement with Mr. Ryback in which the Company agrees to divide the net death proceeds of life insurance policies on Mr. Ryback’s life with Mr. Ryback’s beneficiary.  However, Mr. Ryback’s rights or interests in the split dollar policies no longer exist once he ceases to be employed by the Company for any reason whatsoever prior to normal retirement age, provided that he has received or had the opportunity to receive any benefit under his executive salary continuation agreement.  The Company has agreed to pay the taxes on the imputed income on the life insurance benefit provided to Mr. Ryback under the split dollar agreement.

On April 1, 2016, the Company entered into salary continuation agreements with Mr. Belstock and Ms. North.  The 2016 agreement provides Mr. Belstock with salary continuation benefits of up to $54,000 per year for 10 years, subject to his continuous employment through March 31, 2026. The 2016 agreement provides Ms. North with salary continuation benefits of up to $48,000 per year for 10 years, subject to her continuous employment through March 31, 2026. On April 1, 2019 these agreements were amended to increase Mr. Belstock’s annual benefit from $54,000 to $76,500 per year and Ms. North’s annual benefit from $48,000 to $70,500 per year. If Mr. Belstock or Ms. North terminates employment with the Company for a reason other than a change in control prior to the retirement date of March 31, 2026, he/she will be entitled to salary continuation benefits at a reduced amount depending on their length of service with the Company.  In the event that Mr. Belstock or Ms. North terminates their employment with the Company or its successor within a period of 24 months after a change in control, he/she is entitled to the full vesting of their salary continuation payments and the payment of the salary continuation benefits beginning with the month following the month of termination, subject to the reduction of benefits if the benefits result in a limitation of deductibility of such benefits for the Company under Section 280G of the Internal Revenue Code.

Perquisites

The Company offers a qualified 401(k) plan in which the named executive officers participate on the same terms as all other employees. During 2020 and 2019 the Company contributed a matching amount of 30% of the employee’s contribution up to a total of 3% of the employee’s compensation totaling $243,000 and $231,000, respectively. The Company also offers its executives medical, dental, and vision plans under the same terms to all employees. Other perquisites and benefits, which do not represent a significant portion of the named executive’s total compensation, include for Mr. Ryback and Ms. North a Company provided automobile and maintenance on the automobile and, for Mr. Ryback, the payment of his portion of the split dollar insurance premium. For Messrs. Ryback and Belstock and for Ms. North a monthly allowance to cover the business portion of their cellular phone use, gasoline for business use in their automobiles and tax gross ups on selected perquisites. These plans and the contributions we make to them provide an additional benefit to attract and retain executive officers of the Company.

Outstanding Equity Awards as of December 31, 2020

The following table shows all outstanding option awards held by NEOs as of December 31, 2020.

Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date
(a)	(b)	(c)	(d)	(e)	(f)
Andrew J. Ryback	3,600 (1) 8,400 (2)	10,800 0	N/A	$21.45 $ 8.75	10/20/2027 02/16/2024
Richard L. Belstock	2,400 (1) 9,600 (2) 3,000 (3)	7,200 0 0	N/A	$21.45 $ 8.75 $ 6.32	10/20/2027 02/16/2024 04/27/2022
BJ North	2,400 (1) 9,600 (2) 9,600 (3)	7,200 0 0	N/A	$21.45 $ 8.75 $ 6.32	10/20/2027 02/16/2024 04/27/2022

1.	Options were granted 10/21/2019, have an eight-year life and vest 25% per year beginning 10/21/2020
2.	Options were granted 2/17/2016, have an eight-year life and vest 25% per year beginning 2/17/2017
3.	Options were granted 4/28/2014, have an eight-year life and vest 25% per year beginning 4/28/2015

There were no outstanding stock awards held by any of the NEOs as of December 31, 2020.

Compensation of Directors

The table below summarizes the compensation paid by the Company to non-employee Directors for the fiscal year ended December 31, 2020.

Director Compensation Table
Name	Fees Earned or Paid in Cash (1)	Stock Awards	Option Awards (2)	Non-Equity Incentive Plan Compensation	Nonqualified Deferred Compensation Earnings	All Other Compensation (5)	Total
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)
Daniel E. West (Chairman)	$39,000	N/A	$ 0	N/A	N/A	$315	$39,315
Robert J. McClintock (Vice Chairman, Audit & Risk Committee Chair) (3)	$38,001	N/A	$ 0	N/A	N/A	$315	$38,316
Gerald W. Fletcher (Loan Committee Chair) (3)	$38,001	N/A	$ 0	N/A	N/A	$315	$38,316
All other Non-Employee Directors (4)	$33,000	N/A	$ 0	N/A	N/A	$315	$33,315

(1)

During 2020, non-employee directors other than Chairman, Audit & Risk Committee Chair and Loan Committee Chair each received $2,750 per month for serving on the Company’s and Plumas Bank’s Board of Directors. The Chairman received $3,250 per month.

(2)	As of December 31, 2020, the non-employee directors held options to purchase shares of common stock in the following amounts: Ms. Ascuaga, 3,200 shares; Mr. Coldani, 9,700 shares; Mr. Fletcher 8,100 shares; Ms. Gansert, 3,200 shares; Mr. Kenny, 5,700 shares; Mr. McClintock, 7,300 shares; Mr. Reeson, 12,100 shares; and Mr. West, 8,900 shares.
(3)	The Audit & Risk Committee and Loan Committee Chairs received $3,166.76 per month.
(4)	Includes Michonne R. Ascuaga, Steven M. Coldani, William E. Elliott, Richard F. Kenny, Heidi S. Gansert and Terrance J. Reeson.
(5)	Each Director is provided a $35 per month allowance for purchase of an electronic device to access board materials.

Director Retirement Agreements

The Company has entered into Director Retirement (fee continuation) Agreements with its non-employee Directors excluding Messrs. Elliott and Kenny and Mses. Ascuaga and Gansert. Mr. Elliott retired as President and Chief Executive Officer of the Company during 2005 and is currently receiving benefits under his executive salary continuation agreement. The purpose of the fee continuation agreements is to provide a retirement benefit to the Board members as an incentive to continue informal service with the Company. The agreements provide for fee continuation benefits of up to $10,000 per year with a term of 12 years after retirement with the exception that Board members Coldani and McClintock’s agreements have a term of 15 years. In the event of death prior to retirement, the beneficiary will receive full fee continuation benefits, with the exception of Messrs. Coldani and McClintock’s beneficiaries who would be entitled to receive a lump sum payment of $30,000. In the event of disability wherein the director does not continue service with the Company, the director is entitled to fee continuation benefits, at a reduced amount depending on the length of service with the Company, beginning the month following termination of service. The agreements, with the exception of Messrs. Coldani and McClintock’s agreements, allow for a Hardship Distribution under specified circumstances. Hardship Distributions are limited to the amount the Company had accrued under the terms of the agreement as of the day the director petitioned the Board to receive a Hardship Distribution. Upon a change in control, the director is eligible to receive the full fee continuation benefits upon the director’s termination of service. The fee continuation benefits, with the exception of Messrs. Coldani’s and McClintock’s benefits, are informally funded by single premium life insurance policies. The directors are the insured parties and the Company is the beneficiary of the respective policies.

Post-Retirement Consulting Agreements

The Company has entered into Post-Retirement Consulting Agreements with Messrs. West, Reeson, and Fletcher. The purpose of the Agreements is to provide consideration to the Board members in exchange for consulting services after their retirement from the Board. The Agreements provide for consulting fees of $10,000 per year for three years after retirement. In the event of death prior to completion of the consulting services, the beneficiary will receive death benefits equal to the remaining unpaid consulting fee benefits. In the event of disability wherein the retired director is unable to continue consulting services with the Company, the Company may terminate the director’s post-retirement consulting services. If the retired director voluntarily terminates his consulting services for other than good reason or if the Company terminates the director’s post-retirement consulting services for cause, the Post-Retirement Consulting Agreement shall terminate.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Shareholdings of Certain Beneficial Owners and Management

The following table sets forth, as of February 12, 2021, the number and percentage of shares of the Company’s outstanding common stock beneficially owned, directly or indirectly, by (1) shareholders known by the Company to beneficially own 5% or more of the outstanding shares of the Company’s common stock, (2) by each of the Company’s directors and the executive officers named in the Summary Compensation Table contained in this proxy statement and (3) by all of the Company’s directors and executive officers as a group. “Beneficial ownership” is determined under the SEC Rules and does not necessarily indicate ownership for any other purpose. In general, beneficial ownership includes shares over which a person has sole or shared voting or investment power and shares for such person has the right to acquire such beneficial ownership within 60 days of February 12, 2021. Unless otherwise indicated, the persons listed below have sole voting and investment powers of the shares beneficially owned or acquirable by exercise of stock options and any shared voting power reflects power shared with his or her spouse. Management is not aware of any arrangements that may result in a change of control of the Company.

Beneficial Owner	Amount and Nature of Beneficial Ownership (1)		Percent of Class (1)
Principal Shareholders that own 5% or more:
Cortopassi Partners, L.P.	476,967	(2)	9.2
Fourthstone LLC	276,905	(3)	5.3
Siena Capital Partners GP, LLC	265,369	(4)	5.1

Directors and Named Executive Officers:
Andrew J. Ryback, President, CEO and Director	75,726	(5)	1.5
Richard L. Belstock, EVP and CFO	60,194	(6)	1.2
BJ North, EVP and Chief Banking Officer (CBO) of Plumas Bank	21,600	(7)	*
Daniel E. West, Director and Chairman of the Board	68,425	(8)	1.3
Robert J. McClintock, Director and Vice Chairman of the Board	107,047	(9)	2.1
Terrance J. Reeson, Director and Secretary of the Board	91,906	(10)	1.8
Michonne R. Ascuaga, Director	4,003	(11)	*
Steven M. Coldani, Director	23,477	(12)	*
Gerald W. Fletcher, Director	41,333	(13)	*
Heidi S. Gansert, Director	1,925	(14)	*
Richard F. Kenny, Director	9,149	(15)	*

All 13 Directors and Executive Officers as a Group	520,355		9.9
*	Less than one percent

(1)  Includes 92,750 shares subject to options held by the directors and executive officers that were exercisable within 60 days of February 12, 2021. In accordance with SEC rules, these are treated as issued and outstanding for the purpose of computing the percentage of each director, named executive officer, and the directors and executive officers as a group, but not for the purpose of computing the percentage of class owned by any other person, including principal shareholders.

(2)  Based solely on information provided by the beneficial owners in a Schedule 13G filed with the SEC on January 25, 2017 by Cortopassi Partners, L.P., Dean A. Cortopassi is President of San Tomo, Inc., the general partner of Cortopassi Partners, L.P. Mr. Cortopassi disclaims beneficial ownership of the shares held by Cortopassi Partners, L.P. except to the extent of his partnership interests therein. The address of the Cortopassi Partners, L.P. is 11292 North Alpine Road, Stockton, California 95212.

(3)  Based solely on information provided by the beneficial owners in a Schedule 13G filed with the SEC on February 17, 2021 by Fourthstone LLC,  Fourthstone LLC directly holds 276,905 shares of common stock of the Company.  The address of Fourthstone LLC is 13476 Clayton Road, St. Louis, Missouri, 63131.

(4)  Based solely on information provided by the beneficial owners in a Schedule 13G/A filed with the SEC on February 2, 2021.  Siena Capital Partners GP, LLC. is the general partner of each of Siena Capital Partners I, L.P. and Siena Capital Partners Accredited, L.P. Siena Capital Partners I, L.P. may be deemed to beneficially own 257,164 shares of common stock of the Company, Siena Capital Partners Accredited, L.P. may be deemed to own 8,205 shares of common stock of the Company, and Siena Capital Partners GP, LLC.  may be deemed to own 265,369 shares of common stock of the Company. The address of the Siena entities is 100 North Riverside Plaza, Suite 1630 Chicago, Illinois 60606.

(5)   Mr. Ryback has shared voting and investment powers as to 37,500 of these shares. Includes 9,500 shares that Mr. Ryback has the right to acquire upon the exercise of stock options within 60 days of February 12, 2021.

(6)    Includes 12,000 shares that Mr. Belstock has the right to acquire upon the exercise of stock options within 60 days of February 12, 2021.

(7)    Includes 21,600 shares that Ms. North has the right to acquire upon the exercise of stock options within 60 days of February 12, 2021.

(8)    Mr. West has shared voting and investment powers as to 36,974 of these shares and sole voting powers but shared investment powers as to 16,794 of these shares. Includes 5,875 shares that he has the right to acquire upon the exercise of stock options within 60 days February 12, 2021.

(9)    Mr. McClintock has shared voting and investment powers as to 54,149 of these shares and sole voting powers but shared investment powers as to 6,000 of these shares. Includes 4,275 shares that he has the right to acquire upon the exercise of stock options within 60 days of February 12, 2021.

(10)  Includes 9,075 shares that Mr. Reeson has the right to acquire upon the exercise of stock options within 60 days of  February 12, 2021.

(11)  Includes 800 shares that Ms. Ascuaga has the right to acquire upon the exercise of stock options within 60 days of February 12, 2021.

(12)  Mr. Coldani has shared voting and investment powers as to 10,139 of these shares. Mr. Coldani has no voting powers as to 1,780 of these shares. Includes 6,675 shares that he has the right to acquire upon the exercise of stock options within 60 days of February 12, 2021.

(13)  Mr. Fletcher has shared voting and investment powers as to 36,213 of these shares. Includes 5,075 shares that he has the right to acquire upon the exercise of stock options within 60 days of February12, 2021.

(14)  Ms. Gansert has shared voting and investment powers as to 1,125 of these shares. Includes 800 shares that she has the right to acquire upon the exercise of stock options within 60 days of February 12, 2021.

(15)  Mr. Kenny has shared voting and investment powers as to 6,474 of these shares. Includes 2,675 shares that he has the right to acquire upon the exercise of stock options within 60 days of February 12, 2021.

Securities Authorized for Issuance under Equity Compensation Plans.

The following table sets forth securities authorized for issuance under equity compensation plans as of December 31, 2020.

Number of securities remaining available for
	Number of securities to be	Weighted-average	future issuance under equity compensation
	issued upon exercise of	exercise price of	plans (excluding securities reflected in
Plan Category	outstanding options	outstanding options	column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	272,085	$18.25	118,550
Equity compensation plans not approved by security holders	None	Not Applicable	None
Total	272,085	$18.25	118,550

For additional information related to the above plans see Note 13 of the Company’s Consolidated Financial Statements in Item 8 – Financial Statements and Supplementary Data of this Annual Report on Form 10K.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Certain Transactions

Some of the directors and executive officers of the Company and their immediate families, as well as the companies with which they are associated, are customers of, or have had banking transactions with, the Company in the ordinary course of the Company’s business, and the Company expects to have banking transactions with such persons in the future. In management’s opinion, all loans and commitments to lend in such transactions were made in compliance with applicable laws and on substantially the same terms, including interest rates and collateral, as those prevailing for comparable transactions with other non-affiliated persons of similar creditworthiness and, in the opinion of management, did not involve more than a normal risk of collectibility or present other unfavorable features.

Director Independence

The Board has determined that each of the following non-employee directors are “independent” within the meaning of the listing standards and rules of NASDAQ.

Michonne R. Ascuaga	Richard F. Kenny
Steven M. Coldani	Robert J. McClintock
Gerald W. Fletcher	Terrance J. Reeson
Heidi S. Gansert	Daniel E. West

    Mr. Ryback is not independent because he is an employee of the Company.

Audit & Risk Committee

The Company has an Audit & Risk Committee composed of Mr. McClintock (Chairman), Ms. Ascuaga, Ms. Gansert and Mr. Reeson. The Board has determined that each member of the Audit & Risk Committee meets the independence and experience requirements of the listing standards of NASDAQ and the SEC rules applicable to audit & risk committee members. The Board has also determined that Mr. McClintock is qualified as an audit & risk committee financial expert and that he has accounting or related financial management expertise, in each case in accordance with the rules of the SEC and NASDAQ’s listing standards. The Audit & Risk Committee met twelve times during 2020.

Corporate Governance & Compensation Committee

The Company has a Corporate Governance & Compensation Committee which met seven times during 2020.  The Corporate Governance & Compensation Committee consists of Mr. Kenny, Chairman, Ms. Gansert and Messrs. Coldani, Reeson, and West. The Board has determined that Ms. Gansert and Messrs. Kenny, Coldani, Reeson, and West are “independent” within the meaning of the listing standards and rules of NASDAQ, including those applicable to compensation committee members. The Corporate Governance & Compensation Committee, which functions as the Board’s nominating and compensation committees, provides assistance to the Board by identifying qualified individuals as prospective Board members, recommends to the Board the director nominees for election at the annual meeting of shareholders, nominates the Chairperson and Vice-Chairperson of the Board, oversees the annual review and evaluation of the performance of the Board and its committees, and develops and recommends corporate governance guidelines to the Board of Directors.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Fees Paid to Independent Auditors:

Aggregate fees billed by Eide Bailly to the Company and the Bank and the percentage of those fees that were pre-approved by the Company’s Audit & Risk Committee for the years ended 2020 and 2019 are as follows:

	2020	Percentage Pre- Approved	2019	Percentage Pre- Approved
Audit fees	$232,000	100%	$268,000	100%
Audit-related fees	17,500	100%	17,000	100%
Tax fees	19,700	91%	17,000	100%
Other fees	-	-	-	-
Total fees	$269,200	99%	$302,000	100%

The Audit & Risk Committee has considered the provision of non-audit services provided by Eide Bailly to be compatible with maintaining its independence.

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

10.2	Split Dollar Agreement of Andrew J. Ryback dated August 23, 2005, is included as Exhibit 10.2 to the Registrant’s 8-K filed on October 17, 2005, which is incorporated by this reference herein.

10.4	Stock Purchase Warrant dated April 15, 2013, is included as Exhibit 10.4 to the Registrant’s 10-Q filed on May 10, 2013, which is incorporated by this reference herein.

10.6	Promissory Note Dated October 24, 2013, is included as Exhibit 10.6 to the Registrant’s 10-Q filed on November 7, 2013, which is incorporated by this reference herein.

10.8	Renewal, Extension and Modification of Loan, is included as Exhibit 10.8 to the Registrant's 10-Q filed on May 6, 2020, which is incorporated by this reference herein.

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

10.14*	Salary Continuation Agreement of Jeff Moore dated April 1, 2020.

10.18	Amended and Restated Director Retirement Agreement of Daniel E. West dated May 10, 2000, is included as Exhibit 10.18 to the Registrant’s 10-QSB for June 30, 2002, which is incorporated by this reference herein.

10.19	Consulting Agreement of Daniel E. West dated May 10, 2000, is included as Exhibit 10.19 to the Registrant’s 10-QSB for June 30, 2002, which is incorporated by this reference herein.

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

10.34	Consulting Agreement of Terrance J. Reeson dated May 10, 2000, is included as Exhibit 10.34 to the Registrant’s 10-QSB for June 30, 2002, which is incorporated by this reference herein.

10.41	Form of Indemnification Agreement (Plumas Bancorp) is included as Exhibit 10.1 to the Registrant’s 8-K filed on August 20,2020 which is incorporated by this reference herein.

10.42	Form of Indemnification Agreement (Plumas Bank) is included as Exhibit 10.2 to the Registrant’s 10-Q 8-K filed on August 20,2020 which is incorporated by this reference herein.

10.47	2013 Stock Option Plan is included as exhibit 99.1 of the Form S-8 filed September 12, 2013, which is incorporated by this reference herein.

10.48	Specimen Form of Incentive Stock Option Agreement under the 2013 Stock Option Plan is included as exhibit 99.2 of the Form S-8 filed September 12, 2013, which is incorporated by this reference herein.

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

21.01	Plumas Bank – California.

21.02	Plumas Statutory Trust I – Connecticut.

21.03	Plumas Statutory Trust II – Delaware.

23.01*	Independent Registered Public Accountant’s Consent dated March 3, 2021.

23.02*	Independent Registered Public Accountant’s Consent dated March 3, 2021.

31.1*	Rule 13a-14(a) [Section 302] Certification of Principal Executive Officer dated March 3, 2021.

31.2*	Rule 13a-14(a) [Section 302] Certification of Principal Executive Officer dated March 3, 2021.

32.1*	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 dated March 3, 2021.

32.2*	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 dated March 3, 2021.

101.INS*	Inline XBRL Instance Document (the Instance Document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)

101.SCH*	Inline XBRL Taxonomy Extension Schema Document.

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith

ITEM 16. FORM 10-K SUMMARY

None

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PLUMAS BANCORP (Registrant)

Date: March 3, 2021
/s/ ANDREW J. RYBACK
Andrew J. Ryback,
President, Chief Executive Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

/s/ ANDREW J. RYBACK	Dated: March 3, 2021
Andrew J. Ryback,
President, Chief Executive Officer and Director

/s/ RICHARD L. BELSTOCK	Dated: March 3, 2021
Richard L. Belstock,
Executive Vice President and Chief Financial Officer

/s/ DANIEL E. WEST	Dated: March 3, 2021
Daniel E. West, Director and Chairman of the Board

/s/ ROBERT J. MCCLINTOCK	Dated: March 3, 2021
Robert J. McClintock, Director and Vice Chairman of the Board

/s/ MICHONNE R. ASCUAGA	Dated: March 3, 2021
Michonne R. Ascuaga, Director

/s/ STEVEN M. COLDANI	Dated: March 3, 2021
Steven M. Coldani, Director

/s/ GERALD W. FLETCHER	Dated: March 3, 2021
Gerald W. Fletcher, Director

/s/ HEIDI S. GANSERT	Dated: March 3, 2021
Heidi S. Gansert, Director

/s/ RICHARD F. KENNY	Dated: March 3, 2021
Richard F. Kenny, Director

/s/ TERRANCE J. REESON	Dated: March 3, 2021
Terrance J. Reeson, Director