Form 10-Q
period 2021-03-31
PLUMAS BANCORP
filed 2021-05-05
CIK 1168455

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED March 31, 2021

☐	TRANSITION REPORT UNDER SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM __________ TO ___________

COMMISSION FILE NUMBER: 000-49883

PLUMAS BANCORP

(Exact Name of Registrant as Specified in Its Charter)

California	75-2987096
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

5525 Kietzke Lane, Suite 100, Reno, Nevada	89511
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s Telephone Number, Including Area Code (775) 786-0907

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of  May 3, 2021. 5,196,732 shares.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

PLUMAS BANCORP AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands, except share data)

	March 31,	December 31,
	2021	2020

Assets
Cash and cash equivalents	$233,623	$184,909
Investment securities available for sale	204,656	179,613
Loans, less allowance for loan losses of $9,962 at March 31, 2021 and $9,902 at December 31, 2020	722,416	700,795
Real estate acquired through foreclosure	580	403
Premises and equipment, net	13,803	14,016
Bank owned life insurance	13,616	13,526
Accrued interest receivable and other assets	18,787	18,314
Total assets	$1,207,481	$1,111,576

Liabilities and Shareholders’ Equity

Deposits:
Non-interest bearing	$564,337	$516,682
Interest bearing	504,881	457,292
Total deposits	1,069,218	973,974
Repurchase agreements	11,551	13,878
Accrued interest payable and other liabilities	9,386	8,260
Federal Home Loan Bank advances	5,000	5,000
Junior subordinated deferrable interest debentures	10,310	10,310
Total liabilities	1,105,465	1,011,422

Commitments and contingencies (Note 5)

Shareholders’ equity:
Common stock, no par value; 22,500,000 shares authorized; issued and outstanding – 5,196,732 shares at March 31, 2021 and 5,182,232 at December 31, 2020	7,858	7,656
Retained earnings	91,468	87,753
Accumulated other comprehensive income, net	2,690	4,745
Total shareholders’ equity	102,016	100,154
Total liabilities and shareholders’ equity	$1,207,481	$1,111,576

See notes to unaudited condensed consolidated financial statements.

PLUMAS BANCORP AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(In thousands, except per share data)

	For the Three Months Ended
	March 31,
	2021	2020
Interest Income:
Interest and fees on loans	$9,781	$8,540
Interest on investment securities	901	952
Other	52	107
Total interest income	10,734	9,599
Interest Expense:
Interest on deposits	174	259
Interest on junior subordinated deferrable interest debentures	79	116
Other	2	3
Total interest expense	255	378
Net interest income before provision for loan losses	10,479	9,221
Provision for Loan Losses	375	750
Net interest income after provision for loan losses	10,104	8,471
Non-Interest Income:
Service charges	540	705
Interchange revenue	715	539
Gain on sale of loans	591	464
Other	504	517
Total non-interest income	2,350	2,225
Non-Interest Expenses:
Salaries and employee benefits	3,524	3,529
Occupancy and equipment	890	865
Other	1,878	1,742
Total non-interest expenses	6,292	6,136
Income before provision for income taxes	6,162	4,560
Provision for Income Taxes	1,721	1,244
Net income	$4,441	$3,316

Basic earnings per share	$0.86	$0.64
Diluted earnings per share	$0.85	$0.63

See notes to unaudited condensed consolidated financial statements.

PLUMAS BANCORP AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

(In thousands)

	For the Three Months Ended
	March 31,
	2021	2020

Net income	$4,441	$3,316
Other comprehensive income:
Change in net unrealized gain on securities	(3,584)	3,254
Change in unrealized gain on cash flow hedge	667	-
Net unrealized holding (loss) gain	(2,917)	3,254
Related tax effect:
Change in net unrealized gain	1,060	(961)
Change in unrealized gain on cash flow hedge	(198)	-
Income tax effect	862	(961)
Other comprehensive (loss) income	(2,055)	2,293
Total comprehensive income	$2,386	$5,609

See notes to unaudited condensed consolidated financial statements.

PLUMAS BANCORP AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

(in thousands, except shares)

	Common Stock		Retained	Accumulated Other Comprehensive Income	Total Shareholders’
	Shares	Amount	Earnings	(Net of Taxes)	Equity

Balance, December 31, 2019	5,165,760	$7,312	$75,144	$2,049	$84,505
Net Income			3,316		3,316
Other comprehensive income				2,293	2,293
Exercise of stock options and tax effect	10,272	35			35
Stock-based compensation expense		78			78
Balance, March 31, 2020	5,176,032	$7,425	$78,460	$4,342	$90,227

Balance, December 31, 2020	5,182,232	$7,656	$87,753	$4,745	$100,154
Net Income			4,441		4,441
Other comprehensive loss				(2,055)	(2,055)
Cash dividends on common stock			(726)		(726)
Exercise of stock options and tax effect	14,500	142			142
Stock-based compensation expense		60			60
Balance, March 31, 2021	5,196,732	$7,858	$91,468	$2,690	$102,016

See notes to unaudited condensed consolidated financial statements.

PLUMAS BANCORP AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	For the Three Months Ended
	March 31,
	2021	2020
Cash Flows from Operating Activities:
Net income	$4,441	$3,316
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	375	750
Change in deferred loan origination costs/fees, net	1,343	(167)
Depreciation and amortization	376	348
Stock-based compensation expense	60	78
Amortization of investment security premiums	261	221
Loss on sale of other vehicles	3	3
Gain on sale of loans held for sale	(591)	(464)
Loans originated for sale	(8,018)	(7,539)
Proceeds from loan sales	8,254	10,495
Earnings on bank-owned life insurance	(90)	(91)
Decrease (increase) in accrued interest receivable and other assets	1,052	(533)
Decrease in accrued interest payable and other liabilities	1,126	726
Net cash provided by operating activities	8,592	7,143

Cash Flows from Investing Activities:
Proceeds from principal repayments from available-for-sale government-sponsored mortgage-backed securities	11,656	6,822
Proceeds from matured and called available-for-sale securities	250	380
Purchases of available-for-sale securities	(40,776)	(4,081)
Purchase of FRB stock	(2)	-
Net increase in loans	(23,342)	(6,823)
Proceeds from sale of other vehicles	58	118
Purchase of premises and equipment	(55)	(410)
Net cash used in investing activities	(52,211)	(3,994)

Continued on next page.

PLUMAS BANCORP AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

(Continued)

	For the Three Months Ended
	March 31,
	2021	2020
Cash Flows from Financing Activities:
Net increase in demand, interest bearing and savings deposits	$95,175	$16,028
Net increase (decrease) in time deposits	69	(466)
Net decrease in securities sold under agreements to repurchase	(2,327)	(7,630)
Cash dividends paid on common stock	(726)	-
Proceeds from exercise of stock options	142	35
Net cash provided by financing activities	92,333	7,967
Increase in cash and cash equivalents	48,714	11,116
Cash and Cash Equivalents at Beginning of Year	184,909	46,942
Cash and Cash Equivalents at End of Period	$233,623	$58,058

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:
Interest expense	$269	$383

Non-Cash Investing Activities:
Real estate and vehicles acquired through foreclosure	$224	$127

Non-Cash Financing Activities:
Common stock retired in connection with the exercise of stock options	$-	$46

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

Plumas Statutory Trust I and Trust II are not consolidated into the Company's consolidated financial statements and, accordingly, are accounted for under the equity method. The Company's investment in Trust I of $359,000 and Trust II of $182,000 are included in accrued interest receivable and other assets on the consolidated balance sheet. The junior subordinated deferrable interest debentures issued and guaranteed by the Company and held by Trust I and Trust II are reflected as debt on the consolidated balance sheet.

The accounting and reporting policies of Plumas Bancorp and subsidiary conform with accounting principles generally accepted in the United States of America and prevailing practices within the banking industry. In the opinion of management, the unaudited condensed consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the Company’s financial position at  March 31, 2021 and the results of its operations and its cash flows for the three- month period ended March 31, 2021 and 2020. Our condensed consolidated balance sheet at  December 31, 2020 is derived from audited financial statements.

The unaudited condensed consolidated financial statements of the Company have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim reporting on Form 10-Q. Accordingly, certain disclosures normally presented in the notes to the annual consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been omitted. The Company believes that the disclosures are adequate to make the information not misleading. These interim financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's 2020 Annual Report to Shareholders on Form 10-K. The results of operations for the three-month period ended March 31, 2021 may not necessarily be indicative of future operating results. In preparing such financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the balance sheet and revenues and expenses for the periods reported. Actual results could differ significantly from those estimates.

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

3.   INVESTMENT SECURITIES AVAILABLE FOR SALE

The amortized cost and estimated fair value of investment securities at March 31, 2021 and December 31, 2020 consisted of the following, in thousands:

Available-for-Sale	March 31, 2021
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Debt securities:
U.S. Government-sponsored agencies collateralized by mortgage obligations- residential	$118,624	$2,820	$(1,049)	$120,395
U.S. Government-agencies collateralized by mortgage obligations-commercial	20,323	-	(450)	19,873
Obligations of states and political subdivisions	62,698	2,020	(330)	64,388
	$201,645	$4,840	$(1,829)	$204,656

Unrealized gains on available-for-sale investment securities totaling $3,011,000 were recorded, net of $890,000 in tax expense, as accumulated other comprehensive income within shareholders' equity at March 31, 2021.  No securities were sold during the three months ended March 31, 2021.

Available-for-Sale	December 31, 2020
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Debt securities:
U.S. Government-sponsored agencies collateralized by mortgage obligations- residential	$106,942	$3,749	$(17)	$110,674
U.S. Government-agencies collateralized by mortgage obligations-commercial	10,400	$72	-	10,472
Obligations of states and political subdivisions	55,676	2,792	(1)	58,467
	$173,018	$6,613	$(18)	$179,613

Unrealized gains on available-for-sale investment securities totaling $6,595,000 were recorded, net of $1,950,000 in tax expense, as accumulated other comprehensive income within shareholders' equity at December 31, 2020. No securities were sold during the three months ended March 31, 2020.

There were no transfers of available-for-sale investment securities during the three months ended March 31, 2021 and twelve months ended December 31, 2020. There were no securities classified as held-to-maturity at March 31, 2021 or December 31, 2020.

Investment securities with unrealized losses at March 31, 2021 and December 31, 2020 are summarized and classified according to the duration of the loss period as follows, in thousands:

March 31, 2021	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
Debt securities:
U.S. Government-sponsored agencies collateralized by mortgage obligations-residential	$-	$-	$45,886	$1,049	$45,886	$1,049
U.S. Government-agencies collateralized by mortgage obligations-commercial	-	-	16,845	450	16,845	450
Obligations of states and political subdivisions	-	-	18,837	330	18,837	330
	$-	$-	$81,568	$1,829	$81,568	$1,829

December 31, 2020	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
Debt securities:
U.S. Government-sponsored agencies collateralized by mortgage obligations-residential	$-	$-	$5,511	$17	$5,511	$17
U.S. Government-agencies collateralized by mortgage obligations-commercial	-	-	-	-	-	-
Obligations of states and political subdivisions	-	-	531	1	531	1
	$-	$-	$6,042	$18	$6,042	$18

At March 31, 2021, the Company held 266 securities of which 70 were in a loss position. All of the securities in a loss position were in a loss position for less than twelve months. Of the 266 securities, 112 are U.S. Government-sponsored agencies collateralized by residential mortgage obligations, 8 are U.S. Government- agencies collateralized by commercial mortgage obligations  and 146 were obligations of states and political subdivisions. The unrealized losses relate principally to market rate conditions. All of the securities continue to pay as scheduled. When analyzing an issuer’s financial condition, management considers the length of time and extent to which the market value has been less than cost; the historical and implied volatility of the security; the financial condition of the issuer of the security; and the Company’s intent and ability to hold the security to recovery. As of March 31, 2021, management does not have the intent to sell these securities nor does it believe it is more likely than not that it will be required to sell these securities before the recovery of its amortized cost basis. Based on the Company’s evaluation of the above and other relevant factors, the Company does not believe the securities that are in an unrealized loss position as of March 31, 2021 are other than temporarily impaired.

The amortized cost and estimated fair value of investment securities at March 31, 2021 by contractual maturity are shown below, in thousands.

	Amortized Cost	Estimated Fair Value
Within one year	$250	$250
After one year through five years	3,987	4,139
After five years through ten years	7,144	7,495
After ten years	51,317	52,504
Investment securities not due at a single maturity date:
Government- agencies commercial mortgage-backed securities	20,323	19,873
Government-sponsored agencies residential mortage-backed securities	118,624	120,395
	$201,645	$204,656

Expected maturities will differ from contractual maturities because the issuers of the securities may have the right to call or prepay obligations with or without call or prepayment penalties.

Investment securities with amortized costs totaling $97,711,000 and $97,972,000 and estimated fair values totaling $99,953,000 and $101,685,000 at March 31, 2021 and December 31, 2020, respectively, were pledged to secure deposits and repurchase agreements.

4. LOANS AND THE ALLOWANCE FOR LOAN LOSSES

Outstanding loans are summarized below, in thousands:

	March 31,	December 31,
	2021	2020

Commercial	$141,284	$117,360
Agricultural	68,953	72,911
Real estate – residential	10,385	11,399
Real estate – commercial	353,010	352,552
Real estate – construction and land development	30,694	25,306
Equity lines of credit	34,068	34,744
Auto	90,418	91,080
Other	4,303	4,587
Total loans	733,115	709,939
Deferred loan (fees) costs, net	(737)	758
Allowance for loan losses	(9,962)	(9,902)
Total net loans	$722,416	$700,795

Changes in the allowance for loan losses, in thousands, were as follows:

	March 31,	December 31,
	2021	2020

Balance, beginning of period	$9,902	$7,243
Provision charged to operations	375	3,175
Losses charged to allowance	(392)	(787)
Recoveries	77	271
Balance, end of period	$9,962	$9,902

The recorded investment in impaired loans totaled $3,648,000 and $2,214,000 at March 31, 2021 and December 31, 2020, respectively. The Company had specific allowances for loan losses of $30,000 on impaired loans of $282,000 at March 31, 2021 as compared to specific allowances for loan losses of $174,000 on impaired loans of $436,000 at December 31, 2020. The balance of impaired loans in which no specific reserves were required totaled $3,366,000 and $1,778,000 at March 31, 2021 and December 31, 2020, respectively. The average recorded investment in impaired loans for the three months ended March 31, 2021 and March 31, 2020 was $1,828,000 and $2,256,000, respectively. The Company recognized $15,000 in interest income for impaired loans during the three months ended March 31, 2021 and 2020. No interest was recognized on nonaccrual loans accounted on a cash basis during the three months ended March 31, 2021 and 2020.

Included in impaired loans are troubled debt restructurings. Section 4013 of the Coronavirus Aid, Relief and Economic Security Act (CARES Act) provides that a qualifying loan modification or extension is exempt by law from classification as a Troubled Debt Restructuring ("TDR") pursuant to FASB ASC 340-10. Under Section 541 of the Consolidated Appropriations Act, 2021, Congress extended the Troubled Debt Restructurings relief for financial institutions through January 1, 2022.   In addition, FIL-36-2020 issued by the FDIC on April 7, 2020 provides more limited circumstances in which a loan modification or extension is not subject to classification as a TDR pursuant to FASB ASC 340-10.

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

The carrying value of troubled debt restructurings at March 31, 2021 and December 31, 2020 was $910,000 and $914,000, respectively. The Company has allocated  $30,000 and $31,000 of specific reserves on loans to customers whose loan terms have been modified in troubled debt restructurings as of March 31, 2021 and December 31, 2020. The Company has not committed to lend additional amounts on loans classified as troubled debt restructurings at March 31, 2021 and December 31, 2020.

There were no troubled debt restructurings that occurred during the three months ending March 31, 2021 or March 31, 2020.

There were no troubled debt restructurings for which there was a payment default within twelve months following the modification during the three months ended March 31, 2021 and 2020, respectively.

At March 31, 2021 and December 31, 2020, nonaccrual loans totaled $3,804,000 and $2,536,000, respectively. Interest foregone on nonaccrual loans totaled $75,000 and $33,000 for the three months ended March 31, 2021 and 2020, respectively. There were no loans past due 90 days or more and on accrual status at March 31, 2021 and December 31, 2020.

Salaries and employee benefits totaling $707,000 and $496,000 have been deferred as loan origination costs during the three months ended March 31, 2021 and 2020, respectively.

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

Loans not meeting the criteria above that are analyzed individually as part of the above described process are considered to be pass-rated loans.

The following table shows the loan portfolio allocated by management's internal risk ratings at the dates indicated, in thousands:

March 31, 2021	Commercial Credit Exposure
	Credit Risk Profile by Internally Assigned Grade
Grade:	Commercial	Agricultural	Real Estate-Residential	Real Estate-Commercial	Real Estate-Construction	Equity LOC	Total
Pass	$141,103	$68,875	$10,284	$334,161	$30,618	$33,592	$618,633
Special Mention	173	78	-	12,491	-	-	12,742
Substandard	8	-	101	6,358	76	476	7,019
Doubtful	-	-	-	-	-	-	-
Total	$141,284	$68,953	$10,385	$353,010	$30,694	$34,068	$638,394

December 31, 2020	Commercial Credit Exposure
	Credit Risk Profile by Internally Assigned Grade
Grade:	Commercial	Agricultural	Real Estate-Residential	Real Estate-Commercial	Real Estate-Construction	Equity LOC	Total
Pass	$116,992	$72,833	$11,208	$348,901	$25,229	$34,237	$609,400
Special Mention	211	78	-	2,779	-	-	3,068
Substandard	157	-	191	872	77	507	1,804
Doubtful	-	-	-	-	-	-	-
Total	$117,360	$72,911	$11,399	$352,552	$25,306	$34,744	$614,272

	Consumer Credit Exposure			Consumer Credit Exposure
	Credit Risk Profile Based on Payment Activity			Credit Risk Profile Based on Payment Activity
	March 31, 2021			December 31, 2020
	Auto	Other	Total	Auto	Other	Total
Grade:
Performing	$89,787	$4,260	$94,047	$90,396	$4,539	$94,935
Non-performing	631	43	674	684	48	732
Total	$90,418	$4,303	$94,721	$91,080	$4,587	$95,667

The following tables show the allocation of the allowance for loan losses at the dates indicated, in thousands:

Three Months Ended March 31, 2021:	Commercial	Agricultural	Real Estate-Residential	Real Estate-Commercial	Real Estate-Construction	Equity LOC	Auto	Other	Total
Allowance for Loan Losses
Beginning balance	$950	$757	$164	$5,089	$554	$499	$1,768	$121	$9,902
Charge-offs	(154)	-	-	-	-	-	(218)	(20)	(392)
Recoveries	42	-	1	3	-	1	19	11	77
Provision	(61)	(59)	4	40	103	(16)	359	5	375
Ending balance	$777	$698	$169	$5,132	$657	$484	$1,928	$117	$9,962
Three Months Ended March 31, 2020:
Beginning balance	$617	$653	$163	$3,426	$481	$393	$1,409	$101	$7,243
Charge-offs	(131)	-	-	-	-	-	(134)	(3)	(268)
Recoveries	2	-	1	1	-	1	70	4	79
Provision	226	(31)	7	403	(84)	28	196	5	750
Ending balance	$714	$622	$171	$3,830	$397	$422	$1,541	$107	$7,804
March 31, 2021:
Allowance for Loan Losses
Ending balance: individually evaluated for impairment	$-	$-	$25	$-	$5	$-	$-	$-	$30
Ending balance: collectively evaluated for impairment	777	698	144	5,132	652	484	1,928	117	9,932
Ending balance	$777	$698	$169	$5,132	$657	$484	$1,928	$117	$9,962
Loans
Ending balance: individually evaluated for impairment	$-	$242	$560	$2,456	$108	$282	$-	$-	$3,648
Ending balance: collectively evaluated for impairment	141,284	68,711	9,825	350,554	30,586	33,786	90,418	4,303	729,467
Ending balance	$141,284	$68,953	$10,385	$353,010	$30,694	$34,068	$90,418	$4,303	$733,115

December 31, 2020:	Commercial	Agricultural	Real Estate-Residential	Real Estate-Commercial	Real Estate-Construction	Equity LOC	Auto	Other	Total
Allowance for Loan Losses
Ending balance: individually evaluated for impairment	$143	$-	$26	$-	$5	$-	$-	$-	$174
Ending balance: collectively evaluated for impairment	807	757	138	5,089	549	499	1,768	121	9,728
Ending Balance	$950	$757	$164	$5,089	$554	$499	$1,768	$121	$9,902
Loans
Ending balance: individually evaluated for impairment	$154	$243	$563	$859	$108	$288	$-	$-	$2,215
Ending balance: collectively evaluated for impairment	117,206	72,668	10,836	351,693	25,198	34,456	91,080	4,587	707,724
Ending balance	$117,360	$72,911	$11,399	$352,552	$25,306	$34,744	$91,080	$4,587	$709,939

The following table shows an aging analysis of the loan portfolio by the time past due, in thousands:

				Total
March 31, 2021		90 Days		Past Due
	30-89 Days	and Still		and
	Past Due	Accruing	Nonaccrual	Nonaccrual	Current	Total

Commercial	$56	$-	$8	$64	$141,220	$141,284
Agricultural	-	-	-	-	68,953	68,953
Real estate – residential	5	-	101	106	10,279	10,385
Real estate – commercial	-	-	2,469	2,469	350,541	353,010
Real estate - construction & land	-	-	76	76	30,618	30,694
Equity Lines of Credit	-	-	476	476	33,592	34,068
Auto	654	-	631	1,285	89,133	90,418
Other	34	-	43	77	4,226	4,303
Total	$749	$-	$3,804	$4,553	$728,562	$733,115

				Total
December 31, 2020		90 Days		Past Due
	30-89 Days	and Still		and
	Past Due	Accruing	Nonaccrual	Nonaccrual	Current	Total

Commercial	$16	$-	$157	$173	$117,187	$117,360
Agricultural	-	-	-	-	72,911	72,911
Real estate – residential	34	-	191	225	11,174	11,399
Real estate - commercial	56	-	872	928	351,624	352,552
Real estate - construction & land	-	-	77	77	25,229	25,306
Equity Lines of Credit	73	-	507	580	34,164	34,744
Auto	945	-	684	1,629	89,451	91,080
Other	28	-	48	76	4,511	4,587
Total	$1,152	$-	$2,536	$3,688	$706,251	$709,939

The following tables show information related to impaired loans at March 31, 2021, in thousands:

		Unpaid		Average	Interest
	Recorded	Principal	Related	Recorded	Income
As of March 31, 2021:	Investment	Balance	Allowance	Investment	Recognized

With no related allowance recorded:
Commercial	$-	$-	$-	$-	$-
Agricultural	242	242	-	243	5
Real estate – residential	387	398	-	387	7
Real estate – commercial	2,455	2,531	-	631	-
Real estate – construction & land	-	-	-	-	-
Equity Lines of Credit	282	314	-	285	-
Auto	-	-	-	-	-
Other	-	-	-	-	-
With an allowance recorded:
Commercial	$-	$-	$-	$-	$-
Agricultural	-	-	-	-	-
Real estate – residential	174	174	25	174	2
Real estate – commercial	-	-	-	-	-
Real estate – construction & land	108	108	5	108	1
Equity Lines of Credit	-	-	-	-	-
Auto	-	-	-	-	-
Other	-	-	-	-	-
Total:
Commercial	$-	$-	$-	$-	$-
Agricultural	242	242	-	243	5
Real estate – residential	561	572	25	561	9
Real estate – commercial	2,455	2,531	-	631	-
Real estate – construction & land	108	108	5	108	1
Equity Lines of Credit	282	314	-	285	-
Auto	-	-	-	-	-
Other	-	-	-	-	-
Total	$3,648	$3,767	$30	$1,828	$15

The following tables show information related to impaired loans at December 31, 2020, in thousands:

		Unpaid		Average	Interest
	Recorded	Principal	Related	Recorded	Income
As of December 31, 2020:	Investment	Balance	Allowance	Investment	Recognized

With no related allowance recorded:
Commercial	$-	$-	$-	$-	$-
Agricultural	243	243	-	246	19
Real estate – residential	388	399	-	390	28
Real estate – commercial	859	955	-	762	-
Real estate – construction & land	-	-	-	-	-
Equity Lines of Credit	288	317	-	298	-
Auto	-	-	-	-	-
Other	-	-	-	-	-
With an allowance recorded:
Commercial	$154	$154	$143	$16	$-
Agricultural	-	-	-	-	-
Real estate – residential	174	176	26	175	7
Real estate – commercial	-	-	-	-	-
Real estate – construction & land	108	108	5	109	7
Equity Lines of Credit	-	-	-	-	-
Auto	-	-	-	-	-
Other	-	-	-	-	-
Total:
Commercial	$154	$154	$143	$16	$-
Agricultural	243	243	-	246	19
Real estate – residential	562	575	26	565	35
Real estate – commercial	859	955	-	762	-
Real estate – construction & land	108	108	5	109	7
Equity Lines of Credit	288	317	-	298	-
Auto	-	-	-	-	-
Other	-	-	-	-	-
Total	$2,214	$2,352	$174	$1,996	$61

5. COMMITMENTS AND CONTINGENCIES

The Company is party to claims and legal proceedings arising in the ordinary course of business. In the opinion of the Company’s management, the amount of ultimate liability with respect to such proceedings will not have a material adverse effect on the financial condition or result of operations of the Company taken as a whole.

In the normal course of business, there are various outstanding commitments to extend credit, which are not reflected in the financial statements, including loan commitments of $150.7 million and $144.4 million and stand-by letters of credit of $226 thousand and $531 thousand at March 31, 2021 and December 31, 2020, respectively.

Of the loan commitments outstanding at March 31, 2021, $38.5 million are real estate construction loan commitments that are expected to fund within the next twelve months. The remaining commitments primarily relate to revolving lines of credit or other commercial loans, and many of these are expected to expire without being drawn upon. Therefore, the total commitments do not necessarily represent future cash requirements. Each loan commitment and the amount and type of collateral obtained, if any, are evaluated on an individual basis. Collateral held varies, but may include real property, bank deposits, debt or equity securities or business assets.

Stand-by letters of credit are conditional commitments written to guarantee the performance of a customer to a third party. These guarantees are primarily related to the purchases of inventory by commercial customers and are typically short-term in nature. Credit risk is similar to that involved in extending loan commitments to customers and accordingly, evaluation and collateral requirements similar to those for loan commitments are used. The deferred liability related to the Company’s stand-by letters of credit was not significant at March 31, 2021 or December 31, 2020.

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

	For the Three Months Ended
	March 31,
(In thousands, except per share data)	2021	2020
Net Income:
Net income	$4,441	$3,316
Earnings Per Share:
Basic earnings per share	$0.86	$0.64
Diluted earnings per share	$0.85	$0.63
Weighted Average Number of Shares Outstanding:
Basic shares	5,187	5,171
Diluted shares	5,253	5,231

Shares of common stock issuable under stock options for which the exercise prices were greater than the average market prices were not included in the computation of diluted earnings per share due to their antidilutive effect.  Stock options not included in the computation of diluted earnings per share, due to shares not being in-the-money and having an antidilutive effect, were approximately 5,000 and 208,000 for the three- month period ended March 31, 2021 and 2020, respectively.

7. STOCK-BASED COMPENSATION

In May 2013, the Company established the 2013 Stock Option Plan for which 376,135 shares of common stock are reserved and 120,750 shares are available for future grants as of March 31, 2021. The 2013 Plan requires that the option price may not be less than the fair market value of the stock at the date the option is granted, and that the stock must be paid in full at the time the option is exercised. Payment in full for the option price must be made in cash, with Company common stock previously acquired by the optionee and held by the optionee for a period of at least nine months, in options of the Optionee that are fully vested and exercisable or in any combination of the foregoing. The options expire on dates determined by the Board of Directors, but not later than ten years from the date of grant.

No options were granted during the three months ended March 31, 2021. During the three months ended March 31, 2020 the Company granted options to purchase 5,000 shares of common stock.

The fair value of each option was estimated on the date of grant using the following assumptions.

2020
Expected life of stock options (in years)	5.1
Risk free interest rate	1.68%
Daily Volatility	26.0%
Dividend yields	1.29%
Weighted-average fair value of options granted during the three months ended March 31, 2021	$5.92

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

A summary of the activity within the 2013 Plan follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term in Years	Intrinsic Value
Options outstanding at January 1, 2021	272,085	$18.25
Options cancelled	(2,200)	21.99
Options exercised	(14,500)	9.82
Options outstanding at March 31, 2021	255,385	$18.70	5.1	$2,694,312
Options exercisable at March 31, 2021	145,685	$16.20	4.1	$1,901,189
Expected to vest after March 31, 2021	97,907	$22.02	6.4	$708,208

As of March 31, 2021, there was $454,000 of total unrecognized compensation cost related to non-vested, share-based compensation. That cost is expected to be recognized over a weighted average period of 2.3 years.

The total fair value of options vested during the three months ended March 31, 2021 and 2020 was $107,000 and $189,000, respectively. The total intrinsic value of options at time of exercise was $252,000 and $235,000 for the three months ended March 31, 2021 and 2020, respectively.

Compensation cost related to stock options recognized in operating results under the stock option plans was $60,000 and $78,000 for the three months ended March 31, 2021 and 2020, respectively. The associated income tax benefit recognized was $4,000 and $6,000 for the three months ended March 31, 2021 , respectively.

Cash received from option exercises under the plan for the three months ended March 31, 2021 and 2020 were $142,000 and $35,000, respectively. The tax benefit realized for the tax deductions from option exercise totaled $0 and $10,000 for the three months ended March 31, 2021 and 2020, respectively.

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

Interest expense and penalties associated with unrecognized tax benefits, if any, are classified as income tax expense in the consolidated statements of income. There have been no significant changes to unrecognized tax benefits or accrued interest and penalties for the three months ended March 31, 2021.

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

Fair Value of Financial Instruments

The carrying amounts and estimated fair values of financial instruments, at March 31, 2021 follows, in thousands:

		Fair Value Measurements at March 31, 2021, Using:
	Carrying Value	Level 1	Level 2	Level 3	Total Fair Value
Financial assets:
Cash and cash equivalents	$233,623	$233,623	$-	$-	$233,623
Investment securities	204,656	-	204,656	-	204,656
Interest rate swaps	809	-	809		809
Loans, net	722,416	-	-	716,481	716,481
FHLB stock	3,667	-	-	-	N/A
FRB Stock	653	-	-	-	N/A
Accrued interest receivable	4,727	7	738	3,982	4,727
Financial liabilities:
Deposits	1,069,218	1,028,832	41,610	-	1,070,442
Repurchase agreements	11,551	-	11,551	-	11,551
FHLB advances	5,000	-	4,999	-	4,999
Junior subordinated deferrable interest debentures	10,310	-	-	7,466	7,466
Accrued interest payable	55	9	37	9	55

The carrying amounts and estimated fair values of financial instruments, at December 31, 2020 follows, in thousands:

		Fair Value Measurements at December 31, 2020 Using:
	Carrying Value	Level 1	Level 2	Level 3	Total Fair Value
Financial assets:
Cash and cash equivalents	$184,909	$184,909	$-	$-	$184,909
Investment securities	179,613	-	179,613	-	179,613
Interest rate swaps	141		141		141
Loans, net	700,795	-	-	717,068	717,068
FHLB stock	3,667	-	-	-	N/A
FRB Stock	651	-	-	-	N/A
Accrued interest receivable	5,402	10	633	4,759	5,402
Financial liabilities:
Deposits	973,974	933,658	41,891	-	975,549
Repurchase agreements	13,878	-	13,878	-	13,878
FHLB advances	5,000		4,996		4,996
Junior subordinated deferrable interest debentures	10,310	-	-	7,340	7,340
Accrued interest payable	69	9	44	16	69

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

The following tables present information about the Company’s assets and liabilities measured at fair value on a recurring and non-recurring basis as of March 31, 2021 and December 31, 2020, and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value:

Assets and liabilities measured at fair value on a recurring basis at March 31, 2021 are summarized below, in thousands:

		Fair Value Measurements at
		March 31, 2021 Using
		Quoted
		Prices in
		Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
		Assets	Inputs	Inputs
	Total Fair Value	(Level 1)	(Level 2)	(Level 3)
Assets:
U.S. Government-sponsored agencies collateralized by mortgage obligations- residential	$120,395	$-	$120,395	$-
U.S. Government-agencies collateralized by mortgage obligations-commercial	19,873	-	19,873	-
Obligations of states and political subdivisions	64,388		64,388
Interest rate swaps	809		809
	$205,465	$-	$205,465	$-

 Assets and liabilities measured at fair value on a recurring basis at December 31, 2020 are summarized below, in thousands:

		Fair Value Measurements at
		December 31, 2020 Using
		Quoted
		Prices in
		Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
		Assets	Inputs	Inputs
	Total Fair Value	(Level 1)	(Level 2)	(Level 3)
Assets:
U.S. Government-sponsored agencies collateralized by mortgage obligations-residential	$110,674	$-	$110,674	$-
U.S. Government agencies collateralized by mortgage obligations-commercial	10,472	-	10,472	-
Obligations of states and political subdivisions	58,467		58,467
Interest rate swaps	141		141
	$179,754	$-	$179,754	$-

The fair value of securities available-for-sale equals quoted market price, if available. If quoted market prices are not available, fair value is determined using quoted market prices for similar securities or matrix pricing. The fair value of the interest rate swap agreements was derived from discounted cash flow analysis based on the terms of the contract and the forward interest rate curve adjusted for our credit risk. There were no changes in the valuation techniques used during 2021 or 2020. Transfers between hierarchy measurement levels are recognized by the Company as of the beginning of the reporting period. Changes in fair market value are recorded in other comprehensive income.

Assets and liabilities measured at fair value on a non-recurring basis at March 31, 2021 are summarized below, in thousands:

		Fair Value Measurements at
		March 31, 2021 Using
		Quoted
		Prices in			Total
		Active	Significant		Losses
		Markets for	Other	Significant	Three Months
		Identical	Observable	Unobservable	Ended
		Assets	Inputs	Inputs	March 31,
	Total Fair Value	(Level 1)	(Level 2)	(Level 3)	2021
Assets:
Other real estate:
Real estate – commercial	$524	$-	$-	$524	$-
Real estate – residential	56	-	-	56	-
Total other real estate	$580	$-	$-	$580	$-

Assets and liabilities measured at fair value on a non-recurring basis at December 31, 2020 are summarized below, in thousands:

		Fair Value Measurements at
		December 31, 2020 Using
		Quoted
		Prices in			Total
		Active	Significant		Losses
		Markets for	Other	Significant	Three Months
		Identical	Observable	Unobservable	Ended
		Assets	Inputs	Inputs	March 31,
	Total Fair Value	(Level 1)	(Level 2)	(Level 3)	2020
Assets:
Impaired loans:
Real estate – commercial	$11	$-	$-	$11	$-
Other real estate:
Real estate – commercial	347	-	-	347	-
Real estate - residential	56	-	-	56	-
Total other real estate	403	-	-	403	-
Total	$414	$-	$-	$414	$-

The Company has no liabilities which are reported at fair value.

The following methods were used to estimate fair value.

Collateral-Dependent Impaired Loans: The Bank does not record loans at fair value on a recurring basis. However, from time to time, fair value adjustments are recorded on these loans to reflect partial write-downs, through charge-offs or specific reserve allowances, that are based on fair value estimates of the underlying collateral. The fair value estimates for collateral-dependent impaired loans are generally based on recent real estate appraisals or broker opinions, obtained from independent third parties, which are frequently adjusted by management to reflect current conditions and estimated selling costs (Level 3).  No impairment charges were recognized during the three months ended March 31, 2021 and 2020 related to the above impaired loans.

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

The following table presents quantitative information about Level 3 fair value measurements for financial instruments measured at fair value on a non-recurring basis at March 31, 2021 and December 31, 2020 (dollars in thousands):

					Range		Range
	Fair Value	Fair Value	Valuation		(Weighted Average)		(Weighted Average)
Description	3/31/2021	12/31/2020	Technique	Significant Unobservable Input	3/31/2021		12/31/2020
Impaired Loans:

RE – Commercial	-	$11	Third Party appraisals	Management Adjustments to Reflect Current Conditions and Selling Costs			28% - 80%	(61)%

Other Real Estate:

RE – Commercial	$524	$347	Third Party appraisals	Management Adjustments to Reflect Current Conditions and Selling Costs	16% - 51%	(33.0)%	16% - 17%	(16)%

RE – Residential	$56	$56	Third Party appraisals	Management Adjustments to Reflect Current Conditions and Selling Costs	47.0%	(47.0)%	47%	(47)%

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

INTRODUCTION

The following discussion and analysis sets forth certain statistical information relating to the Company as of March 31, 2021 and December 31, 2020 and for the three- month period ended March 31, 2021 and 2020. This discussion should be read in conjunction with the condensed consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q and the consolidated financial statements and notes thereto included in Plumas Bancorp’s Annual Report filed on Form 10-K for the year ended December 31, 2020.

Plumas Bancorp trades on The NASDAQ Capital Market under the ticker symbol “PLBC”.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

There have been no changes to the Company’s critical accounting policies from those disclosed in the Company’s 2020 Annual Report to Shareholders on Form 10-K.

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

COVID-19 Loan Forbearance Programs

Section 4013 of the Coronavirus Aid, Relief and Economic Security Act (CARES Act) provides that a qualified loan modification is exempt by law from classification as a Troubled Debt Restructuring pursuant to U.S. Generally Accepted Accounting Principles (GAAP).  Under Section 541 of the Consolidated Appropriations Act, 2021, Congress extended the Troubled Debt Restructurings relief for financial institutions through January 1, 2022.  In addition, FIL -36-2020 issued by the FDIC on April 7, 2020 encourages financial institutions to work constructively with borrowers affected by COVID-19; states that the FDIC will not criticize institutions for prudent loan modifications; and views prudent loan modification programs to financial institution customers affected by COVID-19 as positive actions that can effectively manage or mitigate adverse impacts on borrowers due to COVID-19, and lead to improved loan performance and reduced credit risk.  Pursuant to this new guidance, we have instituted loan forbearance programs to assist borrowers with managing cash flows disrupted due to COVID-19.  As of March 31, 2021, there were 80 loan forbearance agreements outstanding which allow for the deferral of up to 6 months in payments representing approximately $20.4 million in loan balances.  The following table presents loans under forbearance programs by loan type as of March 31, 2021 with the expected month that payments are to resume, dollars in thousands.

	Month Payments Resume
Loan Type	April	May	June	Other	Total
Agricultural	$ 21	$ -	$ -	$ -	$ 21
Commercial	253	-	37	349	639
Real Estate - Residential	2,274	-	-	-	2,274
Real Estate - Commercial	14,852	352	366	-	15,570
Equity Lines of Credit	198	-	-	-	198
Automobile	600	241	227	588	1,656
Other	19	-	51	6	76
Total	$ 18,217	$ 593	$ 681	$ 943	$ 20,434

U.S. Small Business Administration Paycheck Protection Program

The CARES Act also provided for the Paycheck Protection Program (PPP) and additional legislation has extended this program into 2021; we are actively participating in the PPP program.  As of March 31, 2021 we funded 1,998 PPP loans totaling $187 million. The remaining principal balance of these loans at March 31, 2021 was $95.8 million. During the three months ended March 31, 2021 we funded 775 PPP loans totaling over $67 million.  Since inception of the PPP program our borrowers have received over $90 million in loan forgiveness.

Merger Agreement with Feather River Bancorp, Inc.

On March 10, 2021 Plumas Bancorp entered into an Agreement and Plan of Reorganization and Merger with Feather River Bancorp, Inc. (Feather River), a Delaware corporation, pursuant to which Feather River will merge with and into the Company, with the Company as the surviving corporation (the “Merger”). The Merger Agreement contemplates that immediately after the Merger, Feather River’s wholly-owned subsidiary, Bank of Feather River, a California state-chartered bank, will merge with and into Plumas Bank, a California state-chartered bank and wholly-owned subsidiary of the Company, with Plumas Bank as the surviving bank.  Subject to the terms and conditions of the Merger Agreement, the aggregate consideration payable to holders of Feather River upon completion of the Merger will consist of $4,735,184 in cash and 598,129 shares of Plumas common stock.

RESULTS OF OPERATIONS FOR THE three MONTHS ENDED March 31, 2021

Net Income. The Company recorded net income of $4.4 million for the three months ended March 31, 2021 up $1.1 million from net income of $3.3 million for the three months ended March 31, 2020.  Increases of $1.3 million in net interest income and $125 thousand in non-interest income and a decline of $375 thousand in the provision for loan losses were partially offset by an increase in non-interest expense of $156 thousand and an increase in the provision for income taxes of $477 thousand.  The annualized return on average assets was 1.55% for the three months ended March 31, 2021  up from 1.53% for the three months ended March 31, 2020. The annualized return on average equity increased from 15.2% during the first quarter of 2020 to 17.7% during the current quarter.

The following is a detail discussion of each component of the change in net income.

Net interest income before provision for loan losses.  Net interest income was $10.5 million for the three months ended March 31, 2020, an increase of $1.3 million from the same period in 2020.  Net interest margin for the three months ended March 31, 2021 decreased 71 basis points to 3.86%, down from 4.57% for the same period in 2020.

The increase in net interest income includes an increase of $1.1 million in interest income and a reduction of  $123 thousand in interest expense. Interest and fees on loans increased by $1.2 million as an increase in average loan balances of $99 million was partially  offset by a decline of 2 basis points in yield from 5.55% during the third quarter of 2020 to 5.53% during the current quarter. The reduction in loan yield includes the effect of a reduction in market rates, including a decline in the average prime rate of 1.17% mostly offset by the amortization of loan fees net of loan costs on PPP loans totaling $1.6 million.  This includes normal amortization on our PPP portfolio and the effect of $42 million in PPP loan forgiveness.  Interest on investment securities declined by $51 thousand as an increase  in average balance of $30 million was offset by a decline in yield of 48 basis points to 1.94%. Interest on cash balances declined by $55 thousand related to a decline in the rate paid on these balances from 1.23% during the first quarter of 2020 to 0.11% during the current quarter partially offset by an increase in average balance of $160 million to $195 million.

Interest expense on deposits decreased by $85 thousand to $174 thousand for the three months ended March 31, 2021, down from $259 thousand during the 2020 quarter. The largest components of this decrease were $30 thousand in interest on money market accounts, $26 thousand in interest on NOW deposits and $20 thousand in interest on time deposits. The decline in money market and time  is primarily related to a decline in market rates in our service areas. The decline in NOW interest expense is related to the elimination of our NOW deposit product in November 2020.

Interest expense on other interest-bearing liabilities decreased by $38 thousand from $119 thousand during the three months ended March 31, 2020 to $81 thousand during the current quarter related to a decrease in rate paid on junior subordinated debentures from 4.53% during the first quarter of 2020 to 3.11% during the current quarter.  Interest on the debentures declined by $37 thousand from $116 thousand during the three months ended March 31, 2020 to $79 thousand during the current quarter.  During the first quarter of  2020  interest on the debentures fluctuated with changes in the 3-month LIBOR rate. However On May 26, 2020 we entered into two separate interest rate swap agreements, effectively converting the $10 million in Subordinated Debentures to fixed obligations effective with the quarterly payments due in September, 2020.  The swaps have a 10 year maturity and fix the LIBOR rate on the Subordinated Debentures at approximately 75 basis points.

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

	For the Three Months Ended			For the Three Months Ended
	March 31, 2021			March 31, 2020
	Average			Average
	Balance	Interest	Yield/	Balance	Interest	Yield/
	(in thousands)	(in thousands)	Rate	(in thousands)	(in thousands)	Rate

Interest-earning assets:
Loans (1) (2) (3)	$717,670	$9,781	5.53%	$618,961	$8,540	5.55%
Investment securities (1)	188,542	901	1.94%	158,112	952	2.42%
Interest-bearing deposits	194,837	52	0.11%	34,984	107	1.23%
Total interest-earning assets	1,101,049	10,734	3.95%	812,057	9,599	4.75%
Cash and due from banks	27,481			22,007
Other assets	36,594			39,234
Total assets	$1,165,124			$873,298

Interest-bearing liabilities:
NOW deposits	$-	-	-%	$107,667	26	0.10%
Money market deposits	188,616	69	0.15%	93,436	99	0.43%
Savings deposits	256,013	67	0.11%	186,084	76	0.16%
Time deposits	40,590	38	0.38%	37,698	58	0.62%
Total deposits	485,219	174	0.15%	424,885	259	0.25%
Junior subordinated debentures	10,310	79	3.11%	10,310	116	4.53%
Other interest-bearing liabilities	12,878	2	0.06%	12,596	3	0.10%
Total interest-bearing liabilities	508,407	255	0.20%	447,791	378	0.34%
Non-interest-bearing deposits	541,253			330,588
Other liabilities	13,564			7,186
Shareholders' equity	101,900			87,733
Total liabilities & equity	$1,165,124			$873,298
Cost of funding interest-earning assets (4)			0.09%			0.18%
Net interest income and margin (5)		$10,479	3.86%		$9,221	4.57%

(1)	Not computed on a tax-equivalent basis.
(2)	Average nonaccrual loan balances of $2.3 million for 2021 and $2.1 million for 2020 are included in average loan balances for computational purposes.
(3)	Net fees (costs) included in loan interest income for the three-month periods ended March 31, 2021 and 2020 were $1,458,000 and ($248,000), respectively.
(4)	Total annualized interest expense divided by the average balance of total earning assets.
(5)	Annualized net interest income divided by the average balance of total earning assets.

The following table sets forth changes in interest income and interest expense for the three-month periods indicated and the amount of change attributable to variances in volume, rates and the combination of volume and rates based on the relative changes of volume and rates:

	2021 over 2020 change in net interest income
	for the three months ended March 31,
	(in thousands)
	Volume (1)	Rate (2)	Mix (3)	Total

Interest-earning assets:
Loans	$1,351	$(34)	$(76)	$1,241
Investment securities	182	(189)	(44)	(51)
Interest bearing deposits	485	(97)	(443)	(55)
Total interest income	2,018	(320)	(563)	1,135
Interest-bearing liabilities:
NOW deposits	(25)	0	-	(25)
Money market deposits	100	(64)	(66)	(30)
Savings deposits	29	(27)	(11)	(9)
Time deposits	4	(22)	(2)	(20)
Junior subordinated debentures	-	(37)	-	(37)
Other	-	(1)	-	(1)
Total interest expense	108	(151)	(79)	(122)
Net interest income	$1,910	$(169)	$(484)	$1,257

(1)	The volume change in net interest income represents the change in average balance divided by the previous year’s rate.
(2)	The rate change in net interest income represents the change in rate divided by the previous year’s average balance.
(3)	The mix change in net interest income represents the change in average balance multiplied by the change in rate.

Provision for loan losses. During the three months ended March 31, 2021 and 2020 we recorded a provision for loan losses of $375 thousand and $750 thousand, respectively. See “Analysis of Asset Quality and Allowance for Loan Losses” for a discussion of loan quality trends and the provision for loan losses.

Non-interest income.  During the three months ended March 31, 2021, non-interest income totaled $2.3 million, an increase of $125 thousand from the three months ended March 31, 2020. A reduction in service charge fees of $165 thousand related to a reduction in NSF fees and a reduction in other non-interest income of $70 thousand were offset by increases in other items the largest of which were increases of $176 thousand in interchange fees and $127 thousand in gains on sale of SBA loans.  The decrease in NSF fees and increase in interchange income is a pattern we have observed since the onset of the Pandemic.

The following table describes the components of non-interest income for the three-month periods ended March 31, 2021 and 2020, dollars in thousands:

	For the Three Months Ended
	March 31,
	2021	2020	Dollar Change	Percentage Change
Interchange income	715	539	176	32.7%
Gain on sale of loans, net	591	464	$127	27.4%
Service charges on deposit accounts	540	705	(165)	-23.4%
Loan servicing fees	227	169	58	34.3%
Earnings on life insurance policies	90	91	(1)	-1.1%
Other	187	257	(70)	-27.2%
Total non-interest income	$2,350	$2,225	$125	5.6%

Non-interest expense.  During the three months ended March 31, 2021, total non-interest expense increased by $156 thousand to $6.3 million.  The largest components of this increase were a $262 thousand increase in accrued bonus expense consistent with the increase in pretax income and $191 thousand in legal and investment banking expenses related to our pending acquisition of Feather River.  The largest decrease in expense was an increase in the deferral of loan origination fees of $211 thousand; $155 thousand of which relates to origination of PPP loans. In the table below bonus expense and deferred loan origination fees are included in salary and benefit expense and legal and investment banking expenses are included in profession fees.  Advertising costs decreased by $50 thousand in the comparison quarters as advertising expense during the 2020 quarter was higher than normal related to a digital and traditional advertising campaign focused on the Northern Nevada marketplace.

The following table describes the components of non-interest expense for the three-month periods ended March 31, 2021 and 2020, dollars in thousands:

	For the Three Months Ended
	March 31,
	2021	2020	Dollar Change	Percentage Change
Salaries and employee benefits	$3,524	$3,529	$(5)	-0.1%
Occupancy and equipment	890	865	25	2.9%
Outside service fees	742	724	18	2.5%
Professional fees	342	117	225	192.3%
Telephone and data communication	155	143	12	8.4%
Armored car and courier	108	99	9	9.1%
Director compensation and expense	91	119	(28)	-23.5%
Deposit insurance	74	58	16	27.6%
Advertising and shareholder relations	68	118	(50)	-42.4%
Business development	66	100	(34)	-34.0%
Loan collection expenses	49	60	(11)	-18.3%
Amortization of Core Deposit Intangible	42	51	(9)	-17.6%
Stationery and supplies	26	27	(1)	-3.7%
Other	115	126	(11)	-8.7%
Total non-interest expense	$6,292	$6,136	$156	2.5%

Provision for income taxes. The Company recorded an income tax provision of $1.7 million, or 27.9% of pre-tax income for the three months ended March 31, 2021. This compares to an income tax provision of $1.2 million, or 27.3% of pre-tax income for the three months ended March 31, 2020. The percentages for 2021 and 2020 differ from statutory rates as tax exempt items of income such as earnings on Bank owned life insurance and municipal loan and securities interest decrease taxable income.  The increase in the effective tax rate in the current quarter is primarily related to nondeductible merger expenses.

FINANCIAL CONDITION

Total assets at March 31, 2021 were $1.2 billion, an increase of $95.9 million from December 31, 2020. Net loans increased by $21.6 million from $700.8 million at December 31, 2020 to $722.4 million at March 31, 2021. Investment securities increased by $25.0 million from $179.6 million at December 31, 2020 to $204.6 million at March 31, 2021. Cash and cash equivalents totaled $233.6 million at March 31, 2021 up $48.7 million from $184.9 million at December 31, 2020.

Deposits totaled $1.1 billion at March 31, 2021, an increase of $95.2 million from $974.0 million at December 31, 2020. Shareholders’ equity increased by $1.8 million from $100.2 million at December 31, 2020 to $102.0 million at March 31, 2021.

Loan Portfolio. Gross loans increased by $23 million, or 3%, from $710 million at December 31, 2020 to $733 million at March 31, 2021. The  largest areas of growth in the Company’s loan portfolio were $23 million in commercial loans and $5 million in commercial real estate loans.  The  largest decreases were $4 million in agricultural loans, and $1 million in residential real estate loans. The increase in commercial loans relates to PPP loans.  As of March 31, 2021 we funded 1,998 PPP loans totaling $187 million. The remaining principal balance of these loans at March 31, 2021 was $95.8 million. During the three months ended March 31, 2021 we funded 775 PPP loans totaling over $67 million.  Since inception of the PPP program our borrowers have received over $90 million in loan forgiveness.   We expect a decline in PPP loans from current levels as borrowers continue to  apply for and are granted forgiveness. The Company continues to manage the mix of its loan portfolio consistent with its identity as a community bank serving the financing needs of all sectors of the area it serves. Although the Company offers a broad array of financing options, it continues to concentrate its focus on small to medium sized commercial businesses. These loans offer diversification as to industries and types of businesses, thus limiting material exposure in any industry concentrations. The Company offers both fixed and floating rate loans and obtains collateral in the form of real property, business assets and deposit accounts, but looks to business and personal cash flows as its primary source of repayment.

As shown in the following table the Company's largest lending categories are commercial real estate loans, commercial loans, auto loans and agricultural loans.

		Percent of		Percent of
		Loans in Each		Loans in Each
	Balance at End	Category to	Balance at End	Category to
(dollars in thousands)	of Period	Total Loans	of Period	Total Loans
	03/31/2021	03/31/2021	12/31/2020	12/31/2020
Commercial	$141,284	19.3%	$117,360	16.5%
Agricultural	68,953	9.4%	72,911	10.3%
Real estate – residential	10,385	1.4%	11,399	1.6%
Real estate – commercial	353,010	48.2%	352,552	49.7%
Real estate – construction & land	30,694	4.2%	25,306	3.6%
Equity Lines of Credit	34,068	4.6%	34,744	4.9%
Auto	90,418	12.3%	91,080	12.8%
Other	4,303	0.6%	4,587	0.6%
Total Gross Loans	$733,115	100%	$709,939	100%

The Company’s real estate related loans, including real estate mortgage loans, real estate construction and land development loans, consumer equity lines of credit, and agricultural loans secured by real estate comprised 65% of the total loan portfolio at March 31, 2021. Moreover, the business activities of the Company currently are focused in the California counties of Plumas, Nevada, Placer, Lassen, Modoc, Shasta, and Sierra and in Washoe and Carson City Counties in Northern Nevada. Consequently, the results of operations and financial condition of the Company are dependent upon the general trends in these economies and, in particular, the residential and commercial real estate markets. In addition, the concentration of the Company's operations in these areas of Northeastern California and Northwestern Nevada exposes it to greater risk than other banking companies with a wider geographic base in the event of catastrophes, such as earthquakes, fires and floods in these regions.

The rates of interest charged on variable rate loans are set at specific increments in relation to the Company's lending rate or other indexes such as the published prime interest rate or U.S. Treasury rates and vary with changes in these indexes. The frequency in which variable rate loans reprice can vary from one day to several years. At March 31, 2021 and December 31, 2020, approximately 66%  and 68%, respectively of the Company's loan portfolio was comprised of variable rate loans. Loans indexed to the prime interest rate or an equivalent rate totaled approximately 17% of the Company’s loan portfolio; these loans reprice within one day to three months of a change in the prime rate. At March 31, 2021 and December 31, 2020, 45% and 43%, respectively of the variable loans were at their respective floor rate. While real estate mortgage, commercial and consumer lending remain the foundation of the Company's historical loan mix, some changes in the mix have occurred due to the changing economic environment and the resulting change in demand for certain loan types. The most significant change was loans generated through the PPP program which totaled 13% of the Bank's loan portfolio at March 31, 2021.

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

	For the Three Months Ended		For the Year Ended
(dollars in thousands)	March 31,		December 31,
	2021	2020	2020	2019	2018
Balance at beginning of period	$9,902	$7,243	$7,243	$6,958	$6,669
Charge-offs:
Commercial and agricultural	154	131	131	587	325
Real estate mortgage	-	-	-	0	25
Real estate construction & land	-	-	-	-	-
Consumer (includes equity LOC & Auto)	238	137	656	934	841
Total charge-offs	392	268	787	1,521	1,191
Recoveries:
Commercial and agricultural	42	2	34	26	83
Real estate mortgage	4	2	23	7	114
Real estate construction & land	-	-	-	-	3
Consumer (includes equity LOC & Auto)	31	75	214	273	280
Total recoveries	77	79	271	306	480
Net charge-offs	315	189	516	1,215	711
Provision for loan losses	375	750	3,175	1,500	1,000
Balance at end of period	$9,962	$7,804	$9,902	$7,243	$6,958
Net charge-offs during the period to average loans (annualized for the three-month periods)	0.18%	0.12%	0.07%	0.21%	0.14%
Allowance for loan losses to total loans	1.36%	1.25%	1.39%	1.17%	1.23%

During the three months ended March 31, 2021 and 2020 we recorded a provision for loan losses of $375 thousand and $750 thousand, respectively. Net charge-offs totaled $315 thousand during the three months ended March 31, 2021, an increase of $126 thousand from $189 thousand during the three months ended March 31, 2020. This increase primarily resulted from an increase in charge-offs on automobile loans.  We expect some future recoveries on the automobile charge-offs once the vehicles are located, repossessed  and sold.

The following table provides a breakdown of the allowance for loan losses at March 31, 2021 and December 31, 2020:

		Percent of		Percent of
		Loans in Each		Loans in Each
	Balance at End	Category to	Balance at End	Category to
(dollars in thousands)	of Period	Total Loans	of Period	Total Loans
	2021	2021	2020	2020
Commercial and agricultural	$1,475	28.7%	$1,707	26.8%
Real estate mortgage	5,301	49.6%	5,253	51.3%
Real estate construction & land	657	4.2%	554	3.6%
Consumer (includes equity LOC & Auto)	2,529	17.6%	2,388	18.3%
Total	$9,962	100.0%	$9,902	100.0%

The allowance for loan losses totaled $10.0 million at March 31, 2021 and $9.9 million at December 31, 2020. At least quarterly, the Company evaluates each specific reserve and if it determines that the loss represented by the specific reserve is uncollectable it records a charge-off for the uncollectable portion. General reserves were $9.9 million at March 31, 2021 and $9.7 million at December 31, 2020. The allowance for loan losses as a percentage of total loans was 1.36% at March 31, 2021 and 1.39% at December 31, 2020. The percentage of general reserves to unimpaired loans totaled 1.36% at March 31, 2021 and 1.37% at  December 31, 2020. Excluding PPP loans the allowance for loan losses as a percentage of total loans was 1.56% at March 31, 2021 and 1.55% at December 31, 2020 and the percentage of general reserves to unimpaired loans was 1.57% at March 31, 2021 and 1.53% at December 31, 2020

The Company places loans 90 days or more past due on nonaccrual status unless the loan is well secured and in the process of collection. A loan is considered to be in the process of collection if, based on a probable specific event, it is expected that the loan will be repaid or brought current. Generally, this collection period would not exceed 90 days. When a loan is placed on nonaccrual status the Company's general policy is to reverse and charge against current income previously accrued but unpaid interest. Interest income on such loans is subsequently recognized only to the extent that cash is received, and future collection of principal is deemed by management to be probable. Where the collectability of the principal or interest on a loan is considered to be doubtful by management, it is placed on nonaccrual status prior to becoming 90 days delinquent.

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

Loans restructured (TDRs) and not included in nonperforming loans in the following table totaled $0.9 million, $0.9 million, $0.9 million, $1.0 million and $1.1 million at March 31, 2021 and December 31, 2020, 2019, 2018, and 2017, respectively. For additional information related to restructured loans see Note 4 to the condensed consolidated financial statements contained within this Form 10-Q.

The following table sets forth the amount of the Company's nonperforming assets as of the dates indicated.

	At
	March 31,	At December 31,
	2021	2020	2019	2018	2017
	(dollars in thousands)

Nonaccrual loans	$3,804	$2,536	$2,050	$1,117	$1,226
Loans past due 90 days or more and still accruing	-	-	-	-	1,796
Total nonperforming loans	3,804	2,536	2,050	1,117	3,022
Other real estate owned	580	403	707	1,170	1,344
Other vehicles owned	17	31	56	53	35
Total nonperforming assets	$4,401	$2,970	$2,813	$2,340	$4,401
Interest income forgone on nonaccrual loans	$75	$119	$158	$46	$50
Interest income recorded on a cash basis on nonaccrual loans	$-	$-	$-	$-	$-
Nonperforming loans to total loans	0.52%	0.36%	0.33%	0.20%	0.62%
Nonperforming assets to total assets	0.36%	0.27%	0.33%	0.28%	0.59%

Nonperforming loans at March 31, 2021 were $3.8 million, an increase of $1.3 million from the $2.5 million balance at December 31, 2020.  This increase relates to a $1.9 million loan that was on Covid related deferral at March 31, 2021. This loan is adequately secured.  There were no specific reserves on nonaccrual at March 31, 2021.   Specific reserves on nonaccrual loans totaled $143 thousand at  December 31, 2020. Performing loans past due thirty to eighty-nine days were $749 thousand at March 31, 2021 down from $1.2 million at December 31, 2020.

A substandard loan is not adequately protected by the current sound worth and paying capacity of the borrower or the value of the collateral pledged, if any. Total substandard loans increased by $5.2 million from $1.8 million at December 31, 2020 to $7.0 million at March 31, 2021. Loans classified as special mention increased by $9.6 million from $3.1 million at December 31, 2020 to $12.7 million at March 31, 2021.  The increase in substandard and special mention loans mostly relates to loans that on March 31, 2021 were on Covid related deferral and had been on deferral for an extended period of time.

At March 31, 2021 and December 31, 2020, the Company's recorded investment in impaired loans totaled $3.6 million and $2.2 million, respectively. The specific allowance for loan losses related to impaired loans totaled $30 thousand and  $174 thousand  at March 31, 2021 and December 31, 2020.

It is the policy of management to make additions to the allowance for loan losses so that it remains appropriate to absorb the inherent risk of loss in the portfolio. Management believes that the allowance at March 31, 2021 is appropriate. However, the determination of the amount of the allowance is judgmental and subject to economic conditions which cannot be predicted with certainty. Accordingly, the Company cannot predict whether charge-offs of loans in excess of the allowance may occur in future periods.

OREO represents real property acquired by the Bank either through foreclosure or through a deed in lieu thereof from the borrower. Repossessed assets include vehicles and other commercial assets acquired under agreements with delinquent borrowers. OREO holdings represented four properties totaling $0.6 million at March 31, 2021 and three properties totaling $0.4 million at  December 31, 2020. Nonperforming assets as a percentage of total assets were 0.36% at March 31, 2021 and 0.27% at December 31, 2020.

The following table provides a summary of the change in the number and balance of OREO properties for the three months ended March 31, 2021 and 2020 (dollars in thousands):

	Three Months Ended March 31,
	#	2021	#	2020
Beginning Balance	3	$403	3	$707
Additions	1	177	-	-
Dispositions	-	-	-	-
Ending Balance	4	$580	3	$707

Investment Portfolio and Federal Funds Sold. Total investment securities were $204.7 million as of March 31, 2021 and $179.6 million as of December 31, 2020. Unrealized gains on available-for-sale investment securities totaling $3,011,000 were recorded, net of $890,000 in tax expense, as accumulated other comprehensive income within shareholders' equity at March 31, 2021.   Unrealized gains on available-for-sale investment securities totaling $6,595,000 were recorded, net of $1,950,000 in tax expense, as accumulated other comprehensive income within shareholders' equity at December 31, 2020. No securities were sold during the three months ended March 31, 2021 and 2020.

The investment portfolio at March 31, 2021 consisted of $120.4 million in securities of U.S. Government-sponsored agencies, $19.9 million in securities of U.S. Government-agencies and 146 municipal securities totaling $64.4 million. The investment portfolio at December 31, 2020 consisted of $110.7 million in securities of U.S. Government-sponsored agencies, $10.5 million in securities of U.S. Government-agencies and 135 municipal securities totaling $58.4 million.

There were no Federal funds sold at March 31, 2021 and December 31, 2020; however, the Bank maintained interest earning balances at the Federal Reserve Bank totaling $195.8 million at March 31, 2021 and $143.7 million at December 31, 2020. The balance, at March 31, 2021, earns interest at the rate of 0.10%.

The Company classifies its investment securities as available-for-sale or held-to-maturity. Currently all securities are classified as available-for-sale. Securities classified as available-for-sale may be sold to implement the Company's asset/liability management strategies and in response to changes in interest rates, prepayment rates and similar factors.

Deposits. Total deposits increased by $95 million from $974 million at December  31, 2020 to $1.1 billion at March 31, 2021. We attribute much of this increase to retention of proceeds from PPP loans, a more cautious consumer, and continued growth in our customer base. The increase in deposits includes increases of $48 million in demand deposits, $27 million in savings accounts and $21 million in money market accounts.

During November 2020 we eliminated our interest-bearing demand deposit products transferring these accounts to either money market accounts or non-interest bearing demand accounts based on product type. We made this change to simplify our product offerings in light of the changes to Federal Reserve Board Regulation D which no longer limits the number of transfers or withdrawals from Money Market or Savings accounts.

The following table shows the distribution of deposits by type at March 31, 2021 and December 31, 2020.

		Percent of		Percent of
		Deposits in Each		Deposits in Each
	Balance at End	Category to	Balance at End	Category to
(dollars in thousands)	of Period	Total Deposits	of Period	Total Deposits
	03/31/2021	03/31/2021	12/31/2020	12/31/2020
Non-interest bearing	$564,337	52.8%	$516,682	53.0%
Money Market	194,304	18.2%	173,557	17.8%
Savings	270,192	25.3%	243,419	25.0%
Time	40,385	3.8%	40,316	4.2%
Total Deposits	$1,069,218	100%	$973,974	100%

Deposits represent the Bank's primary source of funds. Deposits are primarily core deposits in that they are demand, savings and time deposits generated from local businesses and individuals. These sources are considered to be relatively stable, long-term relationships thereby enhancing steady growth of the deposit base without major fluctuations in overall deposit balances. The Company experiences, to a small degree, some seasonality with the slower growth period between November through April, and the higher growth period from May through October. To assist in meeting any funding demands, the Company maintains a secured borrowing arrangement with the FHLB. There were no brokered deposits at March 31, 2021 or December 31, 2020.

Short-term Borrowing Arrangements. The Company is a member of the FHLB and can borrow up to $150 million from the FHLB secured by commercial and residential mortgage loans with carrying values totaling $312 million. The Company is required to hold FHLB stock as a condition of membership. At March 31, 2021  the Company held $3.7 million of FHLB stock which is recorded as a component of other assets. Based on this level of stock holdings  the Company can borrow up to $135.8 million. To borrow the $150 million in available credit the Company would need to purchase $377 thousand in additional FHLB stock. In addition to its FHLB borrowing line, the Company has unsecured short-term borrowing agreements with three of its correspondent banks in the amounts of $50 million, $20 million and $10 million. There were $5 million in outstanding borrowings to the FHLB at March 31, 2021 and December 31, 2020. The $5 million matures on May 7, 2021.  The borrowing is at a zero interest rate. There were no outstanding borrowings to the correspondent banks at March 31, 2021 and December 31, 2020.

Note Payable. The Company maintains a $15 million line of credit facility with one of its correspondent banks (the "Note").  Interest on the Note is payable at the "Prime Rate".  There were no borrowings on the Note during the three months ended March 31, 2021 or the year ended December 31, 2020. The Note is secured by 100 shares of Plumas Bank stock representing the Company's 100% ownership interest in Plumas Bank. Under the Note, the Bank is subject to several negative and affirmative covenants including, but not limited to providing timely financial information, maintaining specified levels of capital, restrictions on additional borrowings, and meeting or exceeding certain capital and asset quality ratios. The Bank was in compliance with all such covenants related to the Note at March 31, 2021 and December 31, 2020.  The Note matures on March 2, 2022.

Repurchase Agreements. The Bank offers a repurchase agreement product for its larger  customers which use securities sold under agreements to repurchase as an alternative to interest-bearing deposits. Securities sold under agreements to repurchase totaling $11.5 million and $13.9 million at March 31, 2021 and December 31, 2020, respectively are secured by U.S. Government agency securities with a carrying amount of $17.4 million and $19.8 million at March 31, 2021 and December 31, 2020, respectively. Interest paid on this product is similar to that which is paid on the Bank’s premium interest-bearing transaction accounts; however, these are not deposits and are not FDIC insured.

Junior Subordinated Deferrable Interest Debentures. Plumas Statutory Trust I and II are business trust subsidiaries formed by the Company with capital at March 31, 2021 of $359,000 and $182,000, respectively, for the sole purpose of issuing trust preferred securities fully and unconditionally guaranteed by the Company.

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

Interest expense recognized by the Company for the three months ended March 31, 2021 and 2020 related to the subordinated debentures was $79 thousand and $116 thousand, respectively.

Interest Rate Swaps

From time to time, we may use interest rate swaps or other instruments to manage our interest rate exposure and reduce the impact of future interest rate changes.  These financial instruments are not used for trading or speculative purposes.  On May 26, 2020 we entered into two separate interest rate swap agreements, effectively converting the $10 million in Subordinated Debentures to fixed obligations.  The swaps have a 10 year maturity and fix the LIBOR rate on the Subordinated Debentures at approximately 75 basis points. These agreements have been designated and qualify as cash flow hedging instruments and, as such changes in the fair value are recorded in accumulated other comprehensive income/loss to the extent the agreements are effective hedges.  At March 31, 2021  and December 31, 2020 the carrying value of the swaps, which was included in other assets, was an unrealized gain of $809 thousand and $141 thousand, respectively.

Capital Resources

Shareholders’ equity increased by $1.8 million from $100.2 million at December 31, 2020 to $102.0 million at March 31, 2021. The $1.8 million increase was related to earnings during the first three months of 2021 of $4.4 million and $0.2 million representing stock option activity partially offset by a decrease in accumulated other comprehensive income, net of tax of  $2.1 million and  a quarterly cash dividend of $0.7 million.

It is the policy of the Company to periodically distribute excess retained earnings to the shareholders through the payment of cash dividends. Such dividends help promote shareholder value and capital adequacy by enhancing the marketability of the Company’s stock. All authority to provide a return to the shareholders in the form of a cash or stock dividend or split rests with the Board of Directors. The Board will periodically, but on no regular schedule, review the appropriateness of a cash dividend payment. Banking regulations limit the amount of dividends that may be paid without prior approval of regulatory agencies. The Company is subject to various restrictions on the payment of dividends. Quarterly cash dividends of $0.14, $0.12, $0.12 and $0.12 per shares were paid on February 15, 2021, November 16, 2020, August 14, 2020 and May 15, 2020, respectively.

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

In July, 2013, the federal bank regulatory agencies adopted rules implementing the Basel Committee on Banking Supervision’s capital guidelines for U.S. depository organizations, sometimes called “Basel III,” that increased the minimum regulatory capital requirements for bank holding companies and depository institutions and implemented strict eligibility criteria for regulatory capital instruments. The Basel III capital rules include a minimum common equity Tier 1 ratio of 4.5%, a Tier 1 capital ratio of 6.0%, a total risk-based capital ratio of 8.0%, and a minimum leverage ratio of 4.0% (calculated as Tier 1 capital to average consolidated assets). The minimum capital levels required to be considered “well capitalized” include a common equity Tier 1 ratio of 6.5%, a Tier 1 risk-based capital ratio of 8.0%, a total risk-based capital ratio of 10.0%  and a leverage ratio of 5.0%.  In addition, the Basel III capital rules require that banking organizations maintain a capital conservation buffer of 2.5% above the minimum capital requirements in order to avoid restrictions on their ability to pay dividends, repurchase stock or pay discretionary bonuses. Including the capital conservation buffer of 2.5%, the Basel III capital rules require the following minimum ratios for a bank holding company or bank to be considered well capitalized: a common equity Tier 1 capital ratio of 7.0%; a Tier 1 capital ratio of 8.5%, and a total capital ratio of 10.5%. At March 31, 2021 and  December 31, 2020, the Bank’s capital ratios exceed the thresholds necessary to be considered “well capitalized” under the Basel III framework.

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

The following table sets forth the Bank's actual capital amounts and ratios (dollar amounts in thousands):

			Minimum Amount of Capital Required
					To be Well-Capitalized
			For Capital		Under Prompt
	Actual		Adequacy Purposes (1)		Corrective Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
March 31, 2021
Common Equity Tier 1 Ratio	$107,263	14.7%	$32,766	4.5%	$47,328	6.5%
Tier 1 Leverage Ratio	107,263	9.3%	46,302	4.0%	57,878	5.0%
Tier 1 Risk-Based Capital Ratio	107,263	14.7%	43,687	6.0%	58,250	8.0%
Total Risk-Based Capital Ratio	116,378	16.0%	58,250	8.0%	72,812	10.0%

December 31, 2020
Common Equity Tier 1 Ratio	$103,361	14.2%	$32,802	4.5%	$47,381	6.5%
Tier 1 Leverage Ratio	103,361	9.2%	45,017	4.0%	56,271	5.0%
Tier 1 Risk-Based Capital Ratio	103,361	14.2%	43,736	6.0%	58,315	8.0%
Total Risk-Based Capital Ratio	112,485	15.4%	58,315	8.0%	72,894	10.0%

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

Off-Balance Sheet Arrangements

Loan Commitments. In the normal course of business, there are various commitments outstanding to extend credits that are not reflected in the financial statements. Commitments to extend credit and letters of credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Annual review of commercial credit lines, letters of credit and ongoing monitoring of outstanding balances reduces the risk of loss associated with these commitments. As of March 31, 2021, the Company had $150.7 million in unfunded loan commitments and $226 thousand in letters of credit. This compares to $144.4 million in unfunded loan commitments and $531 thousand in letters of credit at December 31, 2020. Of the $150.7 million in unfunded loan commitments, $101.7 million and $49.0 million represented commitments to commercial and consumer customers, respectively. Of the total unfunded commitments at March 31, 2021, $89.8 million were secured by real estate, of which $50.6 million was secured by commercial real estate and $39.2 million was secured by residential real estate in the form of equity lines of credit. The commercial loan commitments not secured by real estate primarily represent business lines of credit, while the consumer loan commitments not secured by real estate primarily represent revolving credit card lines and overdraft protection lines. Since some of the commitments are expected to expire without being drawn upon the total commitment amounts do not necessarily represent future cash requirements.

Leases. The Company leases two depository branches, three lending offices, two administrative offices and two non-branch automated teller machine locations. Including variable lease expense, total rent expense under all leases was $95 thousand and $130 thousand during the three months ended March 31, 2021 and 2020, respectively. The expiration dates of the leases vary, with the first such lease expiring during 2021 and the last such lease expiring during 2026.

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

The Company is a member of the FHLB and can borrow up to $150 million from the FHLB secured by commercial and residential mortgage loans with carrying values totaling $312 million. See “Short-term Borrowing Arrangements” for additional information on our FHLB borrowing capacity. In addition to its FHLB borrowing line, the Company has unsecured short-term borrowing agreements with three of its correspondent banks in the amounts of $50 million, $20 million and $10 million. There were no outstanding borrowings under the FHLB or the correspondent bank borrowing lines at March 31, 2021 or December 31, 2020.

Customer deposits are the Company’s primary source of funds. Total deposits were $1.1 billion at March 31, 2021 and $974 million at December  31, 2020. Deposits are held in various forms with varying maturities. The Company’s securities portfolio, Federal funds sold, FHLB advances, and cash and due from banks serve as the primary sources of liquidity, providing adequate funding for loans during periods of high loan demand. During periods of decreased lending, funds obtained from the maturing or sale of investments, loan payments, and new deposits are invested in short-term earning assets, such as cash held at the FRB, Federal funds sold and investment securities, to serve as a source of funding for future loan growth. Management believes that the Company’s available sources of funds, including borrowings, will provide adequate liquidity for its operations in the foreseeable future.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

The Company’s management, including the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of March 31, 2021.  The Company’s disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the U.S. Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.  Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2021.

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended March 31, 2021 that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

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

Item 1A RISK FACTORS

In addition to the other information set forth in this Form 10-Q you should carefully consider the risk factors that appeared under Item 1A, “Risk Factors” in the Company’s 2020 Annual Report. There are no material changes from the risk factors included within the Company’s 2020 Annual Report.

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

10.10	Salary Continuation Agreement of Richard L. Belstock dated April 1, 2016, is included as Exhibit 10.2 to the Registrant’s 8-K filed on April 4, 2016, which is incorporated by this reference herein.

10.11	Salary Continuation Agreement of Jeff Moore dated April 1, 2020, is included as Exhibit 10.14 to the Registrant’s 10-K filed on March 3, 2021, which is incorporated by this reference herein.

10.12	Salary Continuation Agreement of BJ North dated April 1, 2016, is included as Exhibit 10.4 to the Registrant’s 8-K filed on April 4, 2016, which is incorporated by this reference herein.

10.13

Director Retirement Agreement of Steven M. Coldani dated December 21, 2016, is included as Exhibit 10.13 to the Registrant’s 10-K filed on March 17, 2017, which is incorporated by this reference herein.

10.14*	Promissory Note and Loan Agreement dated March 2, 2021.

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

31.1*	Rule 13a-14(a) [Section 302] Certification of Principal Financial Officer dated May 5, 2021.

31.2*	Rule 13a-14(a) [Section 302] Certification of Principal Executive Officer dated May 5, 2021.

32.1*	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 dated May 5, 2021.

32.2*	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 dated May 5, 2021.

101.INS*	Inline XBRL Instance Document (the Instance Document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PLUMAS BANCORP
(Registrant)
Date: May 5, 2021
/s/ Richard L. Belstock
Richard L. Belstock
Chief Financial Officer

/s/ Andrew J. Ryback
Andrew J. Ryback
Director, President and Chief Executive Officer