Form 10-Q
period 2021-06-30
PLUMAS BANCORP
filed 2021-08-04
CIK 1168455

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED June 30, 2021

☐	TRANSITION REPORT UNDER SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM __________ TO ___________

COMMISSION FILE NUMBER: 000-49883

PLUMAS BANCORP

(Exact Name of Registrant as Specified in Its Charter)

California	75-2987096
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

5525 Kietzke Lane, Suite 100, Reno, Nevada	89511
(Address of Principal Executive Offices)	(Zip Code)

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of  August 2, 2021. 5,810,323 shares.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

PLUMAS BANCORP AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands, except share data)

	June 30,	December 31,
	2021	2020

Assets
Cash and cash equivalents	$244,456	$184,909
Investment securities available for sale	248,824	179,613
Loans, less allowance for loan losses of $10,128 at June 30, 2021 and $9,902 at December 31, 2020	725,148	700,795
Real estate acquired through foreclosure	524	403
Premises and equipment, net	13,594	14,016
Bank owned life insurance	13,701	13,526
Accrued interest receivable and other assets	21,688	18,314
Total assets	$1,267,935	$1,111,576

Liabilities and Shareholders’ Equity

Deposits:
Non-interest bearing	$601,692	$516,682
Interest bearing	530,065	457,292
Total deposits	1,131,757	973,974
Repurchase agreements	10,087	13,878
Accrued interest payable and other liabilities	8,991	8,260
Federal Home Loan Bank advances	-	5,000
Junior subordinated deferrable interest debentures	10,310	10,310
Total liabilities	1,161,145	1,011,422

Commitments and contingencies (Note 6)

Shareholders’ equity:
Common stock, no par value; 22,500,000 shares authorized; issued and outstanding – 5,198,826 shares at June 30, 2021 and 5,182,232 at December 31, 2020	7,937	7,656
Retained earnings	95,228	87,753
Accumulated other comprehensive income, net	3,625	4,745
Total shareholders’ equity	106,790	100,154
Total liabilities and shareholders’ equity	$1,267,935	$1,111,576

See notes to unaudited condensed consolidated financial statements.

PLUMAS BANCORP AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(In thousands, except per share data)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Interest Income:
Interest and fees on loans	$9,086	$8,561	$18,867	$17,101
Interest on investment securities	1,045	864	1,946	1,816
Other	52	18	104	125
Total interest income	10,183	9,443	20,917	19,042
Interest Expense:
Interest on deposits	165	199	338	458
Interest on junior subordinated deferrable interest debentures	86	94	165	210
Other	1	2	4	5
Total interest expense	252	295	507	673
Net interest income before provision for loan losses	9,931	9,148	20,410	18,369
Provision for Loan Losses	250	1,250	625	2,000
Net interest income after provision for loan losses	9,681	7,898	19,785	16,369
Non-Interest Income:
Interchange revenue	813	555	1,528	1,094
Service charges	567	508	1,107	1,214
Gain on sale of loans	-	164	591	628
Other	500	695	1,004	1,211
Total non-interest income	1,880	1,922	4,230	4,147
Non-Interest Expenses:
Salaries and employee benefits	2,231	2,917	5,755	6,446
Occupancy and equipment	904	837	1,794	1,702
Other	2,197	1,675	4,075	3,418
Total non-interest expenses	5,332	5,429	11,624	11,566
Income before provision for income taxes	6,229	4,391	12,391	8,950
Provision for Income Taxes	1,742	1,206	3,463	2,449
Net income	$4,487	$3,185	$8,928	$6,501

Basic earnings per share	$0.86	$0.62	$1.72	$1.26
Diluted earnings per share	$0.85	$0.61	$1.69	$1.24

See notes to unaudited condensed consolidated financial statements.

PLUMAS BANCORP AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

(In thousands)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020

Net income	$4,487	$3,185	$8,928	$6,501
Other comprehensive income:
Change in net unrealized gain on securities	1,606	173	(1,978)	3,427
Change in unrealized gain on cash flow hedge	(278)	(97)	389	(97)
Net unrealized holding gain (loss)	1,328	76	(1,589)	3,330
Related tax effect:
Change in net unrealized gain	(476)	(52)	584	(1,013)
Change in unrealized gain on cash flow hedge	83	29	(115)	29
Income tax effect	(393)	(23)	469	(984)
Other comprehensive income (loss)	935	53	(1,120)	2,346
Total comprehensive income	$5,422	$3,238	$7,808	$8,847

See notes to unaudited condensed consolidated financial statements.

PLUMAS BANCORP AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

(in thousands, except shares)

	Common Stock		Retained	Accumulated Other Comprehensive Income	Total Shareholders’
	Shares	Amount	Earnings	(Net of Taxes)	Equity

Balance, December 31, 2019	5,165,760	$7,312	$75,144	$2,049	$84,505
Net Income			6,501		6,501
Other comprehensive income				2,346	2,346
Cash dividends on common stock			(622)		(622)
Exercise of stock options and tax effect	12,772	57			57
Stock-based compensation expense		133			133
Balance, June 30, 2020	5,178,532	$7,502	$81,023	$4,395	$92,920

Balance, December 31, 2020	5,182,232	$7,656	$87,753	$4,745	$100,154
Net Income			8,928		8,928
Other comprehensive loss				(1,120)	(1,120)
Cash dividends on common stock			(1,453)		(1,453)
Exercise of stock options and tax effect	16,594	163			163
Stock-based compensation expense		118			118
Balance, June 30, 2021	5,198,826	$7,937	$95,228	$3,625	$106,790

See notes to unaudited condensed consolidated financial statements.

PLUMAS BANCORP AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	For the Six Months Ended
	June 30,
	2021	2020
Cash Flows from Operating Activities:
Net income	$8,928	$6,501
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	625	2,000
Change in deferred loan origination costs/fees, net	1,276	4,006
Depreciation and amortization	760	761
Stock-based compensation expense	118	133
Amortization of investment security premiums	542	484
Loss on sale of other vehicles	-	15
Gain on sale of loans held for sale	(591)	(628)
Gain on sale of building	-	(218)
Loans originated for sale	(14,919)	(10,947)
Proceeds from loan sales	8,254	14,998
Earnings on bank-owned life insurance	(175)	(175)
Increase in accrued interest receivable and other assets	(2,432)	(1,974)
Increase in accrued interest payable and other liabilities	731	2,149
Net cash provided by operating activities	3,117	17,105

Cash Flows from Investing Activities:
Proceeds from principal repayments from available-for-sale mortgage-backed securities	22,790	17,688
Proceeds from matured and called available-for-sale securities	500	380
Purchases of available-for-sale securities	(94,986)	(9,486)
Purchase of FHLB stock	(231)	(150)
Purchase of FRB stock	(2)	-
Net increase in loans	(19,459)	(126,090)
Proceeds from sale of OREO	56	-
Proceeds from sale of other vehicles	174	280
Proceeds from sale of building	-	1,348
Purchase of premises and equipment	(114)	(1,218)
Net cash used in investing activities	(91,272)	(117,248)

Continued on next page.

PLUMAS BANCORP AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

(Continued)

	For the Six Months Ended
	June 30,
	2021	2020
Cash Flows from Financing Activities:
Net increase in demand, interest bearing and savings deposits	$156,762	$158,000
Net increase (decrease) in time deposits	1,021	(1,332)
Net decrease in securities sold under agreements to repurchase	(3,791)	(5,656)
Cash dividends paid on common stock	(1,453)	(622)
Proceeds from FHLB advances	-	10,000
Repayment of FHLB advances	(5,000)	-
Proceeds from exercise of stock options	163	57
Net cash provided by financing activities	147,702	160,447
Increase in cash and cash equivalents	59,547	60,304
Cash and Cash Equivalents at Beginning of Year	184,909	46,942
Cash and Cash Equivalents at End of Period	$244,456	$107,246

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:
Interest expense	$524	$686
Income taxes	$5,430	$2

Non-Cash Investing Activities:
Real estate and vehicles acquired through foreclosure	$327	$254

Non-Cash Financing Activities:
Common stock retired in connection with the exercise of stock options	$29	$46

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

The Bank operates twelve branches in California, including branches in Alturas, Chester, Fall River Mills, Greenville, Kings Beach, Portola, Quincy, Redding, Susanville, Tahoe City,  Truckee and Yuba City. In December 2015 the Bank opened a branch in Reno, Nevada; its first branch outside of California and in 2018 the Bank purchased a branch located in Carson City, Nevada. The Bank’s administrative headquarters is in Quincy, California. In addition, the Bank operates a lending office specializing in government-guaranteed lending in Auburn, California, and commercial/agricultural lending offices in Chico California and Klamath Falls, Oregon. The Bank's primary source of revenue is generated from providing loans to customers who are predominately small and middle market businesses and individuals residing in the surrounding areas.

2. Business Combinations - Merger with Feather River Bancorp, Inc.

On July 1, 2021, pursuant to a previously announced Agreement and Plan of Reorganization and Merger dated as of March 10, 2021 (the “Merger Agreement”) between the Company and Feather River Bancorp, Inc. (“FRB”), FRB merged with and into the Company with the Company continuing as the surviving corporation (the “Merger”). Immediately after the Merger, Bank of Feather River, the wholly owned bank subsidiary of FRB (“BFR”), merged with and into the Bank, with the Bank continuing as the surviving bank. The Merger and Bank Merger are collectively referred to as the “Transaction.”

As part of its business strategy, the Company regularly reviews its business strategies and opportunities to enhance the value of its franchise, including through acquisitions. The Transaction is consistent with the Company’s business strategy, which will (1) expand Plumas’s geographic presence into new markets in Northern California, (2) diversify and bring new expertise to Plumas’s agricultural lending business, and (3) strengthen the Company’s talent base.

Pursuant to the terms of the definitive merger agreement between the Company and FRB, each issued and outstanding share of common stock of FRB (the “Common Shares”), was converted into the right to receive, at the election of each holder of Common Shares, either (i) shares of common stock of the Company (“Plumas Common Stock”) or (ii) cash (the “Merger Consideration”). Shareholder elections were subject to proration such that aggregate Merger Consideration payable by the Company was comprised of (i) $4,735,184 in cash (the “Aggregate Cash Amount”) and (ii) 598,129 shares of Plumas Common Stock (the “Aggregate Plumas Share Amount”). Holders of Common Shares received either $19.14 in cash or 0.614 shares of Plumas Common Stock. The value of the total deal consideration was approximately $23.4 million, which is based upon volume-weighted average trading price of Plumas common stock for the 10 trading days ending on the last trading day immediately preceding July 1, 2021, the closing date of the Merger.

Immediately after the Transaction, the newly combined company, operating as Plumas Bancorp with its banking subsidiary, Plumas Bank, had total assets of approximately $1.5 billion. Immediately prior to the merger on June 30, 2021, FRB had net loans of approximately $158 million, deposits of approximately $177 million, and total assets of approximately $195 million. These amounts are subject to change as the Company is in the process of determining the fair value of FRB assets and liabilities acquired in accordance with generally accepted accounting principles. The Company anticipates recording goodwill, core deposit intangibles and other intangibles with this acquisition.

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Consolidation and Basis of Presentation

The consolidated financial statements include the accounts of the Company and the consolidated accounts of its wholly-owned subsidiary, Plumas Bank. All significant intercompany balances and transactions have been eliminated.

Plumas Statutory Trust I and Trust II are not consolidated into the Company's consolidated financial statements and, accordingly, are accounted for under the equity method. The Company's investment in Trust I of $361,000 and Trust II of $183,000 are included in accrued interest receivable and other assets on the consolidated balance sheet. The junior subordinated deferrable interest debentures issued and guaranteed by the Company and held by Trust I and Trust II are reflected as debt on the consolidated balance sheet.

The accounting and reporting policies of Plumas Bancorp and subsidiary conform with accounting principles generally accepted in the United States of America and prevailing practices within the banking industry. In the opinion of management, the unaudited condensed consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the Company’s financial position at  June 30, 2021 and the results of its operations and its cash flows for the three- and six-month periods ended June 30, 2021 and 2020. Our condensed consolidated balance sheet at  December 31, 2020 is derived from audited financial statements.

The unaudited condensed consolidated financial statements of the Company have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim reporting on Form 10-Q. Accordingly, certain disclosures normally presented in the notes to the annual consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been omitted. The Company believes that the disclosures are adequate to make the information not misleading. These interim financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's 2020 Annual Report to Shareholders on Form 10-K. The results of operations for the three- and six-month periods ended June 30, 2021 may not necessarily be indicative of future operating results. In preparing such financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the balance sheet and revenues and expenses for the periods reported. Actual results could differ significantly from those estimates.

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

Pending Accounting Pronouncements

In June 2016, the FASB issued ASU No. 2016-13, Measurement of Credit Losses on Financial Instruments. ASU No. 2016-13 significantly changes how entities will measure credit losses for most financial assets and certain other instruments that aren’t measured at fair value through net income. The standard will replace today’s “incurred loss” approach with an “expected loss” model. The new model, referred to as the current expected credit loss (“CECL”) model, will apply to: (1) financial assets subject to credit losses and measured at amortized cost, and (2) certain off-balance sheet credit exposures. This includes, but is not limited to, loans, leases, held-to-maturity securities, loan commitments, and financial guarantees. The CECL model does not apply to available-for-sale (“AFS”) debt securities. For AFS debt securities with unrealized losses, entities will measure credit losses in a manner similar to what they do today, except that the losses will be recognized as allowances rather than reductions in the amortized cost of the securities. The ASU also simplifies the accounting model for purchased credit-impaired debt securities and loans. ASU No. 2016-13 also expands the disclosure requirements regarding an entity’s assumptions, models, and methods for estimating the allowance for loan and lease losses. On October 16, 2019, the FASB approved a proposal to change the effective date of ASU No. 2016-13 for smaller reporting companies, as defined by the SEC, and other non-SEC reporting entities delaying the effective date to fiscal years beginning after December 31, 2022, including interim periods within those fiscal periods. As the Company is a smaller reporting company and has not adopted provisions of the standard early, the delay is applicable to the Company. The Company has begun its implementation efforts by establishing an implementation team chaired by the Company’s Chief Lending Officer and composed of members of the Company’s credit administration and accounting departments. We have purchased software to support the CECL calculation of the allowance for loan losses under ASU No 2016-1.  During the second quarter of 2021 we engaged a consultant to perform a model validation of our CECL model and to assist us in documenting all aspects of the CECL model. The Company’s preliminary evaluation indicates the provisions of ASU No. 2016-13 are expected to impact the Company’s Consolidated Financial Statements, in particular the level of the reserve for credit losses. However, the Company continues to evaluate the extent of the potential impact.

4.   INVESTMENT SECURITIES AVAILABLE FOR SALE

The amortized cost and estimated fair value of investment securities at June 30, 2021 and December 31, 2020 consisted of the following, in thousands:

Available-for-Sale	June 30, 2021
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Debt securities:
U.S. Government-sponsored agencies collateralized by mortgage obligations - residential	$133,769	$2,629	$(618)	$135,780
U.S. Government-agencies collateralized by mortgage obligations - commercial	35,192	146	(131)	35,207
Obligations of states and political subdivisions	75,247	2,665	(75)	77,837
	$244,208	$5,440	$(824)	$248,824

Unrealized gains on available-for-sale investment securities totaling $4,616,000 were recorded, net of $1,365,000 in tax expense, as accumulated other comprehensive income within shareholders' equity at June 30, 2021.  No securities were sold during the six months ended June 30, 2021.

Available-for-Sale	December 31, 2020
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Debt securities:
U.S. Government-sponsored agencies collateralized by mortgage obligations - residential	$106,942	$3,749	$(17)	$110,674
U.S. Government-agencies collateralized by mortgage obligations - commercial	10,400	72	-	10,472
Obligations of states and political subdivisions	55,676	2,792	(1)	58,467
	$173,018	$6,613	$(18)	$179,613

Unrealized gains on available-for-sale investment securities totaling $6,595,000 were recorded, net of $1,950,000 in tax expense, as accumulated other comprehensive income within shareholders' equity at December 31, 2020. No securities were sold during the six months ended June 30, 2020.

There were no transfers of available-for-sale investment securities during the six months ended June 30, 2021 and twelve months ended December 31, 2020. There were no securities classified as held-to-maturity at June 30, 2021 or December 31, 2020.

Investment securities with unrealized losses at June 30, 2021 and December 31, 2020 are summarized and classified according to the duration of the loss period as follows, in thousands:

June 30, 2021	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
Debt securities:
U.S. Government-sponsored agencies collateralized by mortgage obligations - residential	$-	$-	$39,040	$618	$39,040	$618
U.S. Government-agencies collateralized by mortgage obligations - commercial	-	-	16,122	131	16,122	131
Obligations of states and political subdivisions	-	-	10,603	75	10,603	75
	$-	$-	$65,765	$824	$65,765	$824

December 31, 2020	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
Debt securities:
U.S. Government-sponsored agencies collateralized by mortgage obligations -residential	$-	$-	$5,511	$17	$5,511	$17
U.S. Government-agencies collateralized by mortgage obligations - commercial	-	-	-	-	-	-
Obligations of states and political subdivisions	-	-	531	1	531	1
	$-	$-	$6,042	$18	$6,042	$18

At June 30, 2021, the Company held 293 securities of which 51 were in a loss position. All of the securities in a loss position were in a loss position for less than twelve months. Of the 293 securities, 115 are U.S. Government-sponsored agencies collateralized by residential mortgage obligations, 13 are U.S. Government- agencies collateralized by commercial mortgage obligations  and 165 were obligations of states and political subdivisions. The unrealized losses relate principally to market rate conditions. All of the securities continue to pay as scheduled. When analyzing an issuer’s financial condition, management considers the length of time and extent to which the market value has been less than cost; the historical and implied volatility of the security; the financial condition of the issuer of the security; and the Company’s intent and ability to hold the security to recovery. As of June 30, 2021, management does not have the intent to sell these securities nor does it believe it is more likely than not that it will be required to sell these securities before the recovery of its amortized cost basis. Based on the Company’s evaluation of the above and other relevant factors, the Company does not believe the securities that are in an unrealized loss position as of June 30, 2021 are other than temporarily impaired.

The amortized cost and estimated fair value of investment in debt securities at June 30, 2021 by contractual maturity are shown below, in thousands.

	Amortized Cost	Estimated Fair Value
Within one year	$-	$-
After one year through five years	4,235	4,385
After five years through ten years	7,851	8,275
After ten years	63,161	65,177
Investment securities not due at a single maturity date:
Government- agencies commercial mortgage-backed securities	35,192	35,207
Government-sponsored agencies residential mortage-backed securities	133,769	135,780
	$244,208	$248,824

Expected maturities will differ from contractual maturities because the issuers of the securities may have the right to call or prepay obligations with or without call or prepayment penalties.

Investment securities with amortized costs totaling $137,808,000 and $97,972,000 and estimated fair values totaling $139,780,000 and $101,685,000 at June 30, 2021 and December 31, 2020, respectively, were pledged to secure deposits and repurchase agreements.

5. LOANS AND THE ALLOWANCE FOR LOAN LOSSES

Outstanding loans are summarized below, in thousands:

	June 30,	December 31,
	2021	2020

Commercial	$139,552	$117,360
Agricultural	66,404	72,911
Real estate – residential	9,896	11,399
Real estate – commercial	360,659	352,552
Real estate – construction and land development	29,556	25,306
Equity lines of credit	33,985	34,744
Auto	91,544	91,080
Other	4,350	4,587
Total loans	735,946	709,939
Deferred loan (fees) costs, net	(670)	758
Allowance for loan losses	(10,128)	(9,902)
Total net loans	$725,148	$700,795

Changes in the allowance for loan losses, in thousands, were as follows:

	June 30,	December 31,
	2021	2020

Balance, beginning of period	$9,902	$7,243
Provision charged to operations	625	3,175
Losses charged to allowance	(544)	(787)
Recoveries	145	271
Balance, end of period	$10,128	$9,902

The recorded investment in impaired loans totaled $6,833,000 and $2,214,000 at June 30, 2021 and December 31, 2020, respectively. The Company had specific allowances for loan losses of $30,000 on impaired loans of $279,000 at June 30, 2021 as compared to specific allowances for loan losses of $174,000 on impaired loans of $436,000 at December 31, 2020. The balance of impaired loans in which no specific reserves were required totaled $6,554,000 and $1,778,000 at June 30, 2021 and December 31, 2020, respectively. The average recorded investment in impaired loans for the six months ended June 30, 2021 and June 30, 2020 was $2,835000 and $2,140,000, respectively. The Company recognized $31,000 in interest income for impaired loans during the six months ended June 30, 2021 and 2020. No interest was recognized on nonaccrual loans accounted on a cash basis during the six months ended June 30, 2021 and 2020.

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

The carrying value of troubled debt restructurings at June 30, 2021 and December 31, 2020 was $907,000 and $914,000, respectively. The Company has allocated  $30,000 and $31,000 of specific reserves on loans to customers whose loan terms have been modified in troubled debt restructurings as of June 30, 2021 and December 31, 2020. The Company has not committed to lend additional amounts on loans classified as troubled debt restructurings at June 30, 2021 and December 31, 2020.

There were no troubled debt restructurings that occurred during the six months ending June 30, 2021 or June 30, 2020.

There were no troubled debt restructurings for which there was a payment default within twelve months following the modification during the six months ended June 30, 2021 and 2020, respectively.

At June 30, 2021 and December 31, 2020, nonaccrual loans totaled $6,817,000 and $2,536,000, respectively. Interest foregone on nonaccrual loans totaled $253,000 and $30,000 for the three months ended June 30, 2021 and 2020, respectively.  Interest foregone on nonaccrual loans totaled $329,000 and $63,000 for the six months ended June 30, 2021 and 2020, respectively. There were no loans past due 90 days or more and on accrual status at June 30, 2021 and December 31, 2020.

Salaries and employee benefits totaling $806,000 and $704,000 have been deferred as loan origination costs during the three months ended June 30, 2021 and 2020, respectively.  Salaries and employee, benefits totaling $1,513,000 and $1,200,000 have been deferred as loan origination costs during the six months ended June 30, 2021 and 2020, respectively.

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

Loans not meeting the criteria above that are analyzed individually as part of the above described process are considered to be pass-rated loans.

The following table shows the loan portfolio allocated by management's internal risk ratings at the dates indicated, in thousands:

June 30, 2021	Commercial Credit Exposure
	Credit Risk Profile by Internally Assigned Grade
Grade:	Commercial	Agricultural	Real Estate-Residential	Real Estate-Commercial	Real Estate-Construction	Equity LOC	Total
Pass	$139,413	$66,326	$9,797	$342,350	$29,482	$33,525	$620,893
Special Mention	139	78	-	12,037	-	-	12,254
Substandard	-	-	99	6,272	74	460	6,905
Doubtful	-	-	-	-	-	-	-
Total	$139,552	$66,404	$9,896	$360,659	$29,556	$33,985	$640,052

December 31, 2020	Commercial Credit Exposure
	Credit Risk Profile by Internally Assigned Grade
Grade:	Commercial	Agricultural	Real Estate-Residential	Real Estate-Commercial	Real Estate-Construction	Equity LOC	Total
Pass	$116,992	$72,833	$11,208	$348,901	$25,229	$34,237	$609,400
Special Mention	211	78	-	2,779	-	-	3,068
Substandard	157	-	191	872	77	507	1,804
Doubtful	-	-	-	-	-	-	-
Total	$117,360	$72,911	$11,399	$352,552	$25,306	$34,744	$614,272

	Consumer Credit Exposure			Consumer Credit Exposure
	Credit Risk Profile Based on Payment Activity			Credit Risk Profile Based on Payment Activity
	June 30, 2021			December 31, 2020
	Auto	Other	Total	Auto	Other	Total
Grade:
Performing	$91,051	$4,323	$95,374	$90,396	$4,539	$94,935
Non-performing	493	27	520	684	48	732
Total	$91,544	$4,350	$95,894	$91,080	$4,587	$95,667

The following tables show the allocation of the allowance for loan losses at the dates indicated, in thousands:

Six Months Ended June 30, 2021:	Commercial	Agricultural	Real Estate-Residential	Real Estate-Commercial	Real Estate-Construction	Equity LOC	Auto	Other	Total
Allowance for Loan Losses
Beginning balance	$950	$757	$164	$5,089	$554	$499	$1,768	$121	$9,902
Charge-offs	(161)	-	-	-	-	-	(346)	(37)	(544)
Recoveries	47	-	1	4	-	2	77	14	145
Provision	47	(76)	(34)	252	52	(47)	411	20	625
Ending balance	$883	$681	$131	$5,345	$606	$454	$1,910	$118	$10,128
Three Months Ended June 30, 2021:
Beginning balance	$777	$698	$169	$5,132	$657	$484	$1,928	$117	$9,962
Charge-offs	(8)	-	-	-	-	-	(128)	(16)	(152)
Recoveries	5	-	-	1	-	1	58	3	68
Provision	109	(17)	(38)	212	(51)	(31)	52	14	250
Ending balance	$883	$681	$131	$5,345	$606	$454	$1,910	$118	$10,128
Six Months Ended June 30, 2020:
Allowance for Loan Losses
Beginning balance	$617	$653	$163	$3,426	$481	$393	$1,409	$101	$7,243
Charge-offs	(131)	-	-	-	-	-	(363)	(41)	(535)
Recoveries	7	-	2	3	-	2	107	6	127
Provision	295	38	8	976	(5)	79	559	50	2,000
Ending balance	$788	$691	$173	$4,405	$476	$474	$1,712	$116	$8,835
Three Months Ended June 30, 2020:
Allowance for Loan Losses
Beginning balance	$714	$622	$171	$3,830	$397	$422	$1,541	$107	$7,804
Charge-offs	-	-	-	-	-	-	(229)	(38)	(267)
Recoveries	5	-	1	2	-	1	37	2	48
Provision	69	69	1	573	79	51	363	45	1,250
Ending balance	$788	$691	$173	$4,405	$476	$474	$1,712	$116	$8,835
June 30, 2021:
Allowance for Loan Losses
Ending balance: individually evaluated for impairment	$-	$-	$25	$-	$5	$-	$-	$-	$30
Ending balance: collectively evaluated for impairment	883	681	106	5,345	601	454	1,910	118	10,098
Ending balance	$883	$681	$131	$5,345	$606	$454	$1,910	$118	$10,128
Loans
Ending balance: individually evaluated for impairment	$-	$241	$560	$5,651	$106	$275	$-	$-	$6,833
Ending balance: collectively evaluated for impairment	139,552	66,163	9,336	355,008	29,450	33,710	91,544	4,350	729,113
Ending balance	$139,552	$66,404	$9,896	$360,659	$29,556	$33,985	$91,544	$4,350	$735,946

December 31, 2020:	Commercial	Agricultural	Real Estate-Residential	Real Estate-Commercial	Real Estate-Construction	Equity LOC	Auto	Other	Total
Allowance for Loan Losses
Ending balance: individually evaluated for impairment	$143	$-	$26	$-	$5	$-	$-	$-	$174
Ending balance: collectively evaluated for impairment	807	757	138	5,089	549	499	1,768	121	9,728
Ending Balance	$950	$757	$164	$5,089	$554	$499	$1,768	$121	$9,902
Loans
Ending balance: individually evaluated for impairment	$154	$243	$563	$859	$108	$288	$-	$-	$2,215
Ending balance: collectively evaluated for impairment	117,206	72,668	10,836	351,693	25,198	34,456	91,080	4,587	707,724
Ending balance	$117,360	$72,911	$11,399	$352,552	$25,306	$34,744	$91,080	$4,587	$709,939

The following table shows an aging analysis of the loan portfolio by the time past due, in thousands:

				Total
June 30, 2021		90 Days		Past Due
	30-89 Days	and Still		and
	Past Due	Accruing	Nonaccrual	Nonaccrual	Current	Total

Commercial	$48	$-	$-	$48	$139,504	$139,552
Agricultural	300	-	-	300	66,104	66,404
Real estate – residential	-	-	99	99	9,797	9,896
Real estate – commercial	980	-	5,664	6,644	354,015	360,659
Real estate - construction & land	-	-	74	74	29,482	29,556
Equity Lines of Credit	103	-	460	563	33,422	33,985
Auto	658	-	493	1,151	90,393	91,544
Other	34	-	27	61	4,289	4,350
Total	$2,123	$-	$6,817	$8,940	$727,006	$735,946

				Total
December 31, 2020		90 Days		Past Due
	30-89 Days	and Still		and
	Past Due	Accruing	Nonaccrual	Nonaccrual	Current	Total

Commercial	$16	$-	$157	$173	$117,187	$117,360
Agricultural	-	-	-	-	72,911	72,911
Real estate – residential	34	-	191	225	11,174	11,399
Real estate - commercial	56	-	872	928	351,624	352,552
Real estate - construction & land	-	-	77	77	25,229	25,306
Equity Lines of Credit	73	-	507	580	34,164	34,744
Auto	945	-	684	1,629	89,451	91,080
Other	28	-	48	76	4,511	4,587
Total	$1,152	$-	$2,536	$3,688	$706,251	$709,939

The following tables show information related to impaired loans at June 30, 2021, in thousands:

		Unpaid		Average	Interest
	Recorded	Principal	Related	Recorded	Income
As of June 30, 2021:	Investment	Balance	Allowance	Investment	Recognized

With no related allowance recorded:
Commercial	$-	$-	$-	$-	$-
Agricultural	241	241	-	242	9
Real estate – residential	387	399	-	388	15
Real estate – commercial	5,651	5,765	-	1,642	-
Real estate – construction & land	-	-	-	-	-
Equity Lines of Credit	275	310	-	282	-
Auto	-	-	-	-	-
Other	-	-	-	-	-
With an allowance recorded:
Commercial	$-	$-	$-	$-	$-
Agricultural	-	-	-	-	-
Real estate – residential	173	173	25	174	4
Real estate – commercial	-	-	-	-	-
Real estate – construction & land	106	106	5	107	3
Equity Lines of Credit	-	-	-	-	-
Auto	-	-	-	-	-
Other	-	-	-	-	-
Total:
Commercial	$-	$-	$-	$-	$-
Agricultural	241	241	-	242	9
Real estate – residential	560	572	25	562	19
Real estate – commercial	5,651	5,765	-	1,642	-
Real estate – construction & land	106	106	5	107	3
Equity Lines of Credit	275	310	-	282	-
Auto	-	-	-	-	-
Other	-	-	-	-	-
Total	$6,833	$6,994	$30	$2,835	$31

The following tables show information related to impaired loans at December 31, 2020, in thousands:

		Unpaid		Average	Interest
	Recorded	Principal	Related	Recorded	Income
As of December 31, 2020:	Investment	Balance	Allowance	Investment	Recognized

With no related allowance recorded:
Commercial	$-	$-	$-	$-	$-
Agricultural	243	243	-	246	19
Real estate – residential	388	399	-	390	28
Real estate – commercial	859	955	-	762	-
Real estate – construction & land	-	-	-	-	-
Equity Lines of Credit	288	317	-	298	-
Auto	-	-	-	-	-
Other	-	-	-	-	-
With an allowance recorded:
Commercial	$154	$154	$143	$16	$-
Agricultural	-	-	-	-	-
Real estate – residential	174	176	26	175	7
Real estate – commercial	-	-	-	-	-
Real estate – construction & land	108	108	5	109	7
Equity Lines of Credit	-	-	-	-	-
Auto	-	-	-	-	-
Other	-	-	-	-	-
Total:
Commercial	$154	$154	$143	$16	$-
Agricultural	243	243	-	246	19
Real estate – residential	562	575	26	565	35
Real estate – commercial	859	955	-	762	-
Real estate – construction & land	108	108	5	109	7
Equity Lines of Credit	288	317	-	298	-
Auto	-	-	-	-	-
Other	-	-	-	-	-
Total	$2,214	$2,352	$174	$1,996	$61

6. COMMITMENTS AND CONTINGENCIES

The Company is party to claims and legal proceedings arising in the ordinary course of business. In the opinion of the Company’s management, the amount of ultimate liability with respect to such proceedings will not have a material adverse effect on the financial condition or result of operations of the Company taken as a whole.

In the normal course of business, there are various outstanding commitments to extend credit, which are not reflected in the financial statements, including loan commitments of $133.5 million and $144.4 million and stand-by letters of credit of $227 thousand and $531 thousand at June 30, 2021 and December 31, 2020, respectively.

Of the loan commitments outstanding at June 30, 2021, $31.9 million are real estate construction loan commitments that are expected to fund within the next twelve months. The remaining commitments primarily relate to revolving lines of credit or other commercial loans, and many of these are expected to expire without being drawn upon. Therefore, the total commitments do not necessarily represent future cash requirements. Each loan commitment and the amount and type of collateral obtained, if any, are evaluated on an individual basis. Collateral held varies, but may include real property, bank deposits, debt or equity securities or business assets.

Stand-by letters of credit are conditional commitments written to guarantee the performance of a customer to a third party. These guarantees are primarily related to the purchases of inventory by commercial customers and are typically short-term in nature. Credit risk is similar to that involved in extending loan commitments to customers and accordingly, evaluation and collateral requirements similar to those for loan commitments are used. The deferred liability related to the Company’s stand-by letters of credit was not significant at June 30, 2021 or December 31, 2020.

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

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
(In thousands, except per share data)	2021	2020	2021	2020
Net Income:
Net income	$4,487	$3,185	$8,928	$6,501
Earnings Per Share:
Basic earnings per share	$0.86	$0.62	$1.72	$1.26
Diluted earnings per share	$0.85	$0.61	$1.69	$1.24
Weighted Average Number of Shares Outstanding:
Basic shares	5,197	5,178	5,192	5,175
Diluted shares	5,280	5,229	5,272	5,229

Shares of common stock issuable under stock options for which the exercise prices were greater than the average market prices were not included in the computation of diluted earnings per share due to their antidilutive effect.  Stock options not included in the computation of diluted earnings per share, due to shares not being in-the-money and having an antidilutive effect, were approximately 5,000 and 202,000 for the three- and six-month periods ended June 30, 2021 and 2020, respectively.

8. STOCK-BASED COMPENSATION

In May 2013, the Company established the 2013 Stock Option Plan for which 373,135 shares of common stock are reserved and 121,150 shares are available for future grants as of June 30, 2021. The 2013 Plan requires that the option price may not be less than the fair market value of the stock at the date the option is granted, and that the stock must be paid in full at the time the option is exercised. Payment in full for the option price must be made in cash, with Company common stock previously acquired by the optionee and held by the optionee for a period of at least nine months, in options of the Optionee that are fully vested and exercisable or in any combination of the foregoing. The options expire on dates determined by the Board of Directors, but not later than ten years from the date of grant.

No options were granted during the six months ended June 30, 2021. During the six months ended June 30, 2020 the Company granted options to purchase 5,000 shares of common stock.

The fair value of each option was estimated on the date of grant using the following assumptions.

2020
Expected life of stock options (in years)	5.1
Risk free interest rate	1.68%
Daily Volatility	1.64%
Dividend yields	1.29%
Weighted-average fair value of options granted during the six months ended June 30, 2020	$5.92

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

A summary of the activity within the 2013 Plan follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term in Years	Intrinsic Value
Options outstanding at January 1, 2021	272,085	$18.25
Options cancelled	(2,600)	22.36
Options exercised	(17,500)	10.98
Options outstanding at June 30, 2021	251,985	$18.71	4.8	$3,356,440
Options exercisable at June 30, 2021	142,685	$16.19	3.9	$2,260,130
Expected to vest after June 30, 2021	96,916	$22.01	6.1	$971,312

As of June 30, 2021, there was $394,000 of total unrecognized compensation cost related to non-vested, share-based compensation. That cost is expected to be recognized over a weighted average period of 2.1 years.

The total fair value of options vested during the six months ended June 30, 2021 and 2020 was $107,000 and $186,000, respectively. The total intrinsic value of options at time of exercise was $298,000 and $257,000 for the six months ended June 30, 2021 and 2020, respectively.

Compensation cost related to stock options recognized in operating results under the stock option plans was $118,000 and $133,000 for the six months ended June 30, 2021 and 2020, respectively. The associated income tax benefit recognized was $8,000 and $10,000 for the six months ended June 30, 2021 and 2020, respectively. Compensation cost related to stock options recognized in operating results under the stock option plans was $58,000 and $55,000 for the three months ended June 30, 3032 and 2020, respectively. The associated income tax benefit recognized was $4,000 for the three months ended June 30, 2021 and 2020.

Cash received from option exercises under the plan for the six months ended June 30, 2021 and 2020 were $163,000 and $57,000, respectively. The tax benefit realized for the tax deductions from option exercise totaled $2,000 and $10,000 for the six months ended June 30, 2021 and 2020, respectively.

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

Interest expense and penalties associated with unrecognized tax benefits, if any, are classified as income tax expense in the consolidated statements of income. There have been no significant changes to unrecognized tax benefits or accrued interest and penalties for the six months ended June 30, 2021.

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

Fair Value of Financial Instruments

The carrying amounts and estimated fair values of financial instruments, at June 30, 2021 follows, in thousands:

		Fair Value Measurements at June 30, 2021, Using:
	Carrying Value	Level 1	Level 2	Level 3	Total Fair Value
Financial assets:
Cash and cash equivalents	$244,456	$244,456	$-	$-	$244,456
Investment securities	248,824	-	248,824	-	248,824
Interest rate swaps	530	-	530	-	530
Loans, net	725,148	-	-	721,994	721,994
FHLB stock	3,898	-	-	-	N/A
FRB Stock	653	-	-	-	N/A
Accrued interest receivable	4,578	7	903	3,668	4,578
Financial liabilities:
Deposits	1,131,757	1,090,420	42,692	-	1,133,112
Repurchase agreements	10,087	-	10,087	-	10,087
Junior subordinated deferrable interest debentures	10,310	-	-	7,207	7,207
Accrued interest payable	52	7	39	6	52

The carrying amounts and estimated fair values of financial instruments, at December 31, 2020 follows, in thousands:

		Fair Value Measurements at December 31, 2020 Using:
	Carrying Value	Level 1	Level 2	Level 3	Total Fair Value
Financial assets:
Cash and cash equivalents	$184,909	$184,909	$-	$-	$184,909
Investment securities	179,613	-	179,613	-	179,613
Interest rate swaps	141	-	141	-	141
Loans, net	700,795	-	-	717,068	717,068
FHLB stock	3,667	-	-	-	N/A
FRB Stock	651	-	-	-	N/A
Accrued interest receivable	5,402	10	633	4,759	5,402
Financial liabilities:
Deposits	973,974	933,658	41,891	-	975,549
Repurchase agreements	13,878	-	13,878	-	13,878
FHLB advances	5,000	-	4,996	-	4,996
Junior subordinated deferrable interest debentures	10,310	-	-	7,340	7,340
Accrued interest payable	69	9	44	16	69

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

The following tables present information about the Company’s assets and liabilities measured at fair value on a recurring and non-recurring basis as of June 30, 2021 and December 31, 2020, and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value:

Assets and liabilities measured at fair value on a recurring basis at June 30, 2021 are summarized below, in thousands:

		Fair Value Measurements at
		June 30, 2021 Using
		Quoted
		Prices in
		Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
		Assets	Inputs	Inputs
	Total Fair Value	(Level 1)	(Level 2)	(Level 3)
Assets:
U.S. Government-sponsored agencies collateralized by mortgage obligations- residential	$135,780	$-	$135,780	$-
U.S. Government-agencies collateralized by mortgage obligations-commercial	35,207	-	35,207	-
Obligations of states and political subdivisions	77,837	-	77,837	-
Interest rate swaps	530	-	530	-
	$249,354	$-	$249,354	$-

 Assets and liabilities measured at fair value on a recurring basis at December 31, 2020 are summarized below, in thousands:

		Fair Value Measurements at
		December 31, 2020 Using
		Quoted
		Prices in
		Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
		Assets	Inputs	Inputs
	Total Fair Value	(Level 1)	(Level 2)	(Level 3)
Assets:
U.S. Government-sponsored agencies collateralized by mortgage obligations-residential	$110,674	$-	$110,674	$-
U.S. Government agencies collateralized by mortgage obligations-commercial	10,472	-	10,472	-
Obligations of states and political subdivisions	58,467	-	58,467	-
Interest rate swaps	141	-	141	-
	$179,754	$-	$179,754	$-

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

Assets and liabilities measured at fair value on a non-recurring basis at June 30, 2021 are summarized below, in thousands:

		Fair Value Measurements at
		June 30, 2021 Using
		Quoted
		Prices in			Total
		Active	Significant		Losses
		Markets for	Other	Significant	Six Months
		Identical	Observable	Unobservable	Ended
		Assets	Inputs	Inputs	June 30,
	Total Fair Value	(Level 1)	(Level 2)	(Level 3)	2021
Assets:
Other real estate:
Real estate – commercial	$524	$-	$-	$524	$-
Total other real estate	$524	$-	$-	$524	$-

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

Collateral-Dependent Impaired Loans: The Bank does not record loans at fair value on a recurring basis. However, from time to time, fair value adjustments are recorded on these loans to reflect partial write-downs, through charge-offs or specific reserve allowances, that are based on fair value estimates of the underlying collateral. The fair value estimates for collateral-dependent impaired loans are generally based on recent real estate appraisals or broker opinions, obtained from independent third parties, which are frequently adjusted by management to reflect current conditions and estimated selling costs (Level 3).  No impairment charges were recognized during the six months ended June 30, 2021 and 2020 related to the above impaired loans.

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

The following table presents quantitative information about Level 3 fair value measurements for financial instruments measured at fair value on a non-recurring basis at June 30, 2021 and December 31, 2020 (dollars in thousands):

Range	Range
Fair Value	Fair Value	Valuation	(Weighted Average)	(Weighted Average)
Description	6/30/2021	12/31/2020	Technique	Significant Unobservable Input	6/30/2021	12/31/2020
Impaired Loans:

RE – Commercial	-	$11	Third Party appraisals	Management Adjustments to Reflect Current Conditions and Selling Costs	28% - 80%	(61)%

Other Real Estate:

RE – Commercial	$524	$347	Third Party appraisals	Management Adjustments to Reflect Current Conditions and Selling Costs	16% - 51%	(33.0)%	16% - 17%	(16)%

RE – Residential	$-	$56	Third Party appraisals	Management Adjustments to Reflect Current Conditions and Selling Costs	47%	(47)%

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

INTRODUCTION

The following discussion and analysis sets forth certain statistical information relating to the Company as of June 30, 2021 and December 31, 2020 and for the three- and six-month periods ended June 30, 2021 and 2020. This discussion should be read in conjunction with the condensed consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q and the consolidated financial statements and notes thereto included in Plumas Bancorp’s Annual Report filed on Form 10-K for the year ended December 31, 2020.

Plumas Bancorp trades on The NASDAQ Capital Market under the ticker symbol “PLBC”.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

There have been no changes to the Company’s critical accounting policies from those disclosed in the Company’s 2020 Annual Report to Shareholders on Form 10-K.

COVID-19

On March 11, 2020, the World Health Organization declared the outbreak of a novel coronavirus (“COVID-19”) as a global pandemic. On March 3, 2020, the Federal Open Market Committee reduced the target federal funds rate by 50 basis points to 1.00% to 1.25%. This rate was further reduced to a target range of 0% to 0.25% on March 16, 2020. These reductions in interest rates and other effects of the COVID-19 outbreak may adversely affect the Company’s financial condition and results of operations. As a result of the spread of the COVID-19 coronavirus, economic uncertainties have arisen which are likely to negatively impact net interest income, the provision for loan losses and non-interest income. Other financial impact could occur though such potential impact is unknown at this time.

COVID-19 Loan Forbearance Programs

Section 4013 of the Coronavirus Aid, Relief and Economic Security Act (CARES Act) provides that a qualified loan modification is exempt by law from classification as a Troubled Debt Restructuring pursuant to U.S. Generally Accepted Accounting Principles (GAAP).  Under Section 541 of the Consolidated Appropriations Act, 2021, Congress extended the Troubled Debt Restructurings relief for financial institutions through January 1, 2022.  In addition, FIL -36-2020 issued by the FDIC on April 7, 2020 encourages financial institutions to work constructively with borrowers affected by COVID-19; states that the FDIC will not criticize institutions for prudent loan modifications; and views prudent loan modification programs to financial institution customers affected by COVID-19 as positive actions that can effectively manage or mitigate adverse impacts on borrowers due to COVID-19, and lead to improved loan performance and reduced credit risk.  Pursuant to this new guidance, we have instituted loan forbearance programs to assist borrowers with managing cash flows disrupted due to COVID-19.  As of June 30, 2021, there were $1.3 million in loan balances on deferral related to this program.  In July, two additional loans from one customer were placed on deferral totaling $3.3 million.  These two loans were placed on nonaccrual status in June 2021. We expect full repayment on these loans either through foreclosure of the underlying collateral, or through normal payments of  principal and interest once the loans are taken off deferral status.

U.S. Small Business Administration Paycheck Protection Program

The CARES Act also provided for the Paycheck Protection Program (PPP) and additional legislation has extended this program into 2021; we are actively participating in the PPP program.  As of June 30, 2021 we funded 2,256 PPP loans totaling $197 million. The remaining principal balance of these loans at June 30, 2021 was $88 million. During the six months ended June 30, 2021 we funded 1,033 PPP loans totaling over $77 million.  Since inception of the PPP program our borrowers have received over $108 million in loan forgiveness.

Merger Agreement with Feather River Bancorp, Inc.

On July 1, 2021, pursuant to a previously announced Agreement and Plan of Reorganization and Merger dated as of March 10, 2021 (the “Merger Agreement”) between the Company and Feather River Bancorp, Inc. (“FRB”), FRB merged with and into the Company with the Company continuing as the surviving corporation (the “Merger”). Immediately after the Merger, Bank of Feather River, the wholly owned bank subsidiary of FRB (“BFR”), merged with and into the Bank, with the Bank continuing as the surviving bank. The Merger and Bank Merger are collectively referred to as the “Transaction.”

As part of its business strategy, the Company regularly reviews its business strategies and opportunities to enhance the value of its franchise, including through acquisitions. The Transaction is consistent with the Company’s business strategy, which will (1) expand Plumas’s geographic presence into new markets in Northern California, (2) diversify and bring new expertise to Plumas’s agricultural lending business, and (3) strengthen the Company’s talent base.

Pursuant to the terms of the definitive merger agreement between the Company and FRB, each issued and outstanding share of common stock of FRB (the “Common Shares”), was converted into the right to receive, at the election of each holder of Common Shares, either (i) shares of common stock of the Company (“Plumas Common Stock”) or (ii) cash (the “Merger Consideration”). Shareholder elections were subject to proration such that aggregate Merger Consideration payable by the Company was comprised of (i) $4,735,184 in cash (the “Aggregate Cash Amount”) and (ii) 598,129 shares of Plumas Common Stock (the “Aggregate Plumas Share Amount”). Holders of Common Shares received either $19.14 in cash or 0.614 shares of Plumas Common Stock. The value of the total deal consideration was approximately $23.4 million, which is based upon volume-weighted average trading price of Plumas common stock for the 10 trading days ending on the last trading day immediately preceding July 1, 2021, the closing date of the Merger.

Immediately after the Transaction, the newly combined company, operating as Plumas Bancorp with its banking subsidiary, Plumas Bank, had total assets of approximately $1.5 billion. Immediately prior to the merger on June 30, 2021, FRB had net loans of approximately $158 million, deposits of approximately $177 million, and total assets of approximately $195 million. These amounts are subject to change as the Company is in the process of determining the fair value of FRB assets and liabilities acquired in accordance with generally accepted accounting principles. The Company anticipates recording goodwill, core deposit intangibles and other intangibles with this acquisition.

RESULTS OF OPERATIONS FOR THE Six MONTHS ENDED June 30, 2021

Net Income. The Company recorded net income of $8.9 million for the six months ended June 30, 2021 up $2.4 million from net income of $6.5 million for the six months ended June 30, 2020.  Increases of $2.0 million in net interest income and $83 thousand in non-interest income and a decline of $1,375 thousand in the provision for loan losses were partially offset by an increase in non-interest expense of $58 thousand and an increase in the provision for income taxes of $1,014 thousand.  The annualized return on average assets was 1.50% for the six months ended June 30, 2021  up from 1.41% for the six months ended June 30, 2020. The annualized return on average equity increased from 14.6% during the first half of 2020 to 17.4% during the current period

The following is a detail discussion of each component of the change in net income.

Net interest income before provision for loan losses.  Net interest income was $20.4 million for the six months ended June 30, 2020, an increase of $2.0 million from the same period in 2021.  Net interest margin for the six months ended June 30, 2021 decreased 65 basis points to 3.62%, down from 4.27% for the same period in 2020.

The increase in net interest income includes an increase of $1.9 million in interest income and a reduction of $166 thousand in interest expense. Interest and fees on loans increased by $1.8 million.  This increase resulted from an increase in average balance of $68 million and an increase in yield of 2  basis points to 5.21%. Included in interest income during the current six month period were the amortization of PPP fees net of costs of $2.3 million, an increase of $1.9 million from the same period in 2020.  PPP fees include normal amortization on our PPP portfolio and the effect of $59 million in PPP loan forgiveness.  Excluding the effect of the PPP loans, loan yield would have declined by 27 basis points to 5.07% for the current period and 5.34% during the six months ended June 30, 2020. This is consistent with a decline in market interest rates during the comparison periods.  Interest on investment securities increased by $130 thousand as an increase  in average balance of $50 million was mostly offset by a decline in yield of 43 basis points to 1.90%. Interest on cash balances declined by $21 thousand related to a decline in the rate paid on these balances from 0.56% during the first half of 2020 to 0.11% during the current period partially offset by an increase in average balance of $153 million to $199 million.

Interest expense on deposits decreased by $120 thousand to $338 thousand for the six months ended June 30, 2021, down from $458 thousand during the 2020 period. The largest components of this decrease were $48 thousand in interest on Now accounts, $32 thousand in interest on money market deposits and $36 thousand in interest on time deposits. The decline in money market and time is primarily related to a decline in market rates in our service areas. The decline in NOW interest expense is related to the elimination of our NOW deposit product in November 2020.

Interest expense on other interest-bearing liabilities decreased by $46 thousand from $215 thousand during the six months ended June 30, 2020 to $169 thousand during the current quarter related to a decrease in rate paid on junior subordinated debentures from 4.10% during the first half of 2020 to 3.23% during the current period.  Interest on the debentures declined by $45 thousand from $210 thousand during the six months ended June 30, 2020 to $165 thousand during the current period.  For most of the first half of  2020  interest on the debentures fluctuated with changes in the 3-month LIBOR rate. On May 26, 2020 we entered into two separate interest rate swap agreements, effectively converting the $10 million in Subordinated Debentures to fixed obligations effective with the quarterly payments due in September, 2020.  The swaps have a 10 year maturity and fix the LIBOR rate on the Subordinated Debentures at approximately 75 basis points.

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

	For the Six Months Ended			For the Six Months Ended
	June 30, 2021			June 30, 2020
	Average			Average
	Balance	Interest	Yield/	Balance	Interest	Yield/
	(in thousands)	(in thousands)	Rate	(in thousands)	(in thousands)	Rate
Interest-earning assets:
Loans (1) (2) (3)	$730,217	$18,867	5.21%	$662,315	$17,101	5.19%
Investment securities (1)	206,997	1,946	1.90%	156,784	1,816	2.33%
Interest-bearing deposits	198,622	104	0.11%	45,137	125	0.56%
Total interest-earning assets	1,135,836	20,917	3.71%	864,236	19,042	4.43%
Cash and due from banks	28,505			22,105
Other assets	37,129			39,048
Total assets	$1,201,470			$925,389

Interest-bearing liabilities:
NOW deposits	$-	-	-%	$110,107	48	0.09%
Money market deposits	192,842	128	0.13%	96,680	160	0.33%
Savings deposits	268,992	136	0.10%	196,257	140	0.14%
Time deposits	40,951	74	0.36%	37,616	110	0.59%
Total deposits	502,785	338	0.14%	440,660	458	0.21%
Junior subordinated debentures	10,310	165	3.23%	10,310	210	4.10%
Other interest-bearing liabilities	15,212	4	0.05%	10,772	5	0.09%
Total interest-bearing liabilities	528,307	507	0.19%	461,742	673	0.29%
Non-interest-bearing deposits	561,368			362,888
Other liabilities	8,617			11,022
Shareholders' equity	103,178			89,737
Total liabilities & equity	$1,201,470			$925,389
Cost of funding interest-earning assets (4)			0.09%			0.16%
Net interest income and margin (5)		$20,410	3.62%		$18,369	4.27%

(1)	Not computed on a tax-equivalent basis.
(2)	Average nonaccrual loan balances of $3.1 million for 2021 and $2.3 million for 2020 are included in average loan balances for computational purposes.
(3)	Net fees (costs) included in loan interest income for the six-month periods ended June 30, 2021 and 2020 were $2,186,000 and ($208,000), respectively.
(4)	Total annualized interest expense divided by the average balance of total earning assets.
(5)	Annualized net interest income divided by the average balance of total earning assets.

The following table sets forth changes in interest income and interest expense for the six-month periods indicated and the amount of change attributable to variances in volume, rates and the combination of volume and rates based on the relative changes of volume and rates:

	2021 over 2020 change in net interest income
	for the six months ended June 30,
	(in thousands)
	Volume (1)	Rate (2)	Mix (3)	Total

Interest-earning assets:
Loans	$1,748	$59	$(41)	$1,766
Investment securities	580	(337)	(113)	130
Interest bearing deposits	424	(101)	(344)	(21)
Total interest income	2,752	(379)	(498)	1,875
Interest-bearing liabilities:
NOW deposits	(48)	-	-	(48)
Money market deposits	159	(95)	(96)	(32)
Savings deposits	51	(40)	(15)	(4)
Time deposits	10	(42)	(4)	(36)
Junior subordinated debentures	-	(45)	-	(45)
Other	2	(2)	(1)	(1)
Total interest expense	174	(224)	(116)	(166)
Net interest income	$2,578	$(155)	$(382)	$2,041

(1)	The volume change in net interest income represents the change in average balance divided by the previous year’s rate.
(2)	The rate change in net interest income represents the change in rate divided by the previous year’s average balance.
(3)	The mix change in net interest income represents the change in average balance multiplied by the change in rate.

Provision for loan losses. During the six months ended June 30, 2021 and 2020 we recorded a provision for loan losses of $625 thousand and $2.0 million respectively. See “Analysis of Asset Quality and Allowance for Loan Losses” for a discussion of loan quality trends and the provision for loan losses.

Non-interest income.  During the six months ended June 30, 2021, non-interest income totaled $4.2 million, an increase of $83 thousand from the six months ended June 30, 2020.  An increase of $434 thousand in interchange fees was partially offset by a reduction in service charge fees of $107 thousand related to a reduction in NSF fees and a $218 thousand gain on sale of one of our administrative buildings during the second quarter of 2020.  The decrease in NSF fees and increase in interchange income is a pattern we have observed since the onset of the Pandemic.

The following table describes the components of non-interest income for the six-month periods ended June 30, 2021 and 2020, dollars in thousands:

	For the Six Months Ended
	June 30,
	2021	2020	Dollar Change	Percentage Change
Interchange income	1,528	1,094	434	39.7%
Service charges on deposit accounts	1,107	1,214	(107)	-8.8%
Gain on sale of loans, net	591	628	(37)	-5.9%
Loan servicing fees	423	399	24	6.0%
Earnings on life insurance policies	175	175	-	-%
Gain on sale of building	-	218	(218)	-100.0%
Other	406	419	(13)	-3.1%
Total non-interest income	$4,230	$4,147	$83	2.0%

Non-interest expense.  During the six months ended June 30, 2021, total non-interest expense increased by $58 thousand from the comparable period in 2020. The largest components of this increase were increases of $506 thousand in professional fees and $251 thousand in outside service fees.  Professional fees included legal, investment banking, consulting and accounting costs related to the acquisition of Bank of Feather River totaling $415 thousand during the current period, while outside services included $51 thousand in merger related costs.   In addition to merger related costs, the single largest increase in professional fees was $42 thousand in consulting costs related to implementation of the current expected credit losses methodology for estimating allowances for credit losses. Other significant increases in outside service fees includes an increase of $93 thousand in interchange expense consistent with the increase in interchange income and $63 thousand in costs related to outsourcing of various Human Resources functions effective April 1, 2021.

Mostly offsetting the increases in non-interest expense described above was a decline of $691 thousand in salary and benefit expense. During the three months ended June 30, 2021 the Company qualified for the Employee Retention Credit (ERC). The ERC was made available under the Coronavirus Aid, Relief, and Economic Security Act and modified and extended under the Taxpayer Certainty and Disaster Tax Relief Act of 2020.  We recorded an ERC of $1.1 million during the current period as a reduction of salary and benefit expense. In addition to the ERC, the deferral of loan origination costs, which reduces salary and benefit expense, increased by $313 thousand.  These items were partially offset by an increase in bonus expense of $542 thousand consistent with the increase in income during the comparable periods and an increase in commission expense of $355 thousand related to an increase in SBA activity as well as commissions earned on PPP loan production and forgiveness activities.

The following table describes the components of non-interest expense for the six-month periods ended June 30, 2021 and 2020, dollars in thousands:

	For the Six Months Ended
	June 30,
	2021	2020	Dollar Change	Percentage Change
Salaries and employee benefits	$5,755	$6,446	$(691)	-10.7%
Occupancy and equipment	1,794	1,702	92	5.4%
Outside service fees	1,617	1,366	251	18.4%
Professional fees	793	287	506	176.3%
Telephone and data communication	330	302	28	9.3%
Armored car and courier	225	199	26	13.1%
Director compensation and expense	197	218	(21)	-9.6%
Advertising and shareholder relations	171	249	(78)	-31.3%
Deposit insurance	162	117	45	38.5%
Business development	127	152	(25)	-16.4%
Loan collection expenses	94	99	(5)	-5.1%
Amortization of Core Deposit Intangible	84	102	(18)	-17.6%
Stationery and supplies	51	59	(8)	-13.6%
Other	224	268	(44)	-16.4%
Total non-interest expense	$11,624	$11,566	$58	0.5%

Provision for income taxes. The Company recorded an income tax provision of $3.5 million, or 27.9% of pre-tax income for the six months ended June 30, 2021. This compares to an income tax provision of $2.4 million, or 27.4% of pre-tax income for the six months ended June 30, 2020. The percentages for 2021 and 2020 differ from statutory rates as tax exempt items of income such as earnings on Bank owned life insurance and municipal loan and securities interest decrease taxable income and during 2021 nondeductible merger expenses.  The increase in the effective tax rate in the current period is primarily related to nondeductible merger expenses.

RESULTS OF OPERATIONS FOR THE three MONTHS ENDED June 30, 2021

Net Income. The Company recorded net income of $4.5 million for the three months ended June 30, 2021 up $1.3 million from net income of $3.2 million for the three months ended June 30, 2020.  Increases of $783 thousand in net interest income and declines of $1,000 thousand in the provision for loan losses and $97 thousand in non-interest expense were partially offset by a decline of a $42 thousand in non-interest income and an increase in the provision for income taxes of $536 thousand.  The annualized return on average assets was 1.45% for the three months ended June 30, 2021  up from 1.31% for the three months ended June 30, 2020. The annualized return on average equity increased from 14.0% during the second quarter of 2020 to 17.2% during the current quarter.

The following is a detail discussion of each component of the change in net income.

Net interest income before provision for loan losses.  Net interest income was $9.9 million for the three months ended June 30, 2021, an increase of $783 thousand from the same period in 2020.

The increase in net interest income includes an increase of $740 thousand in interest income and a decrease of $43 thousand in interest expense. Interest and fees on loans increased by $525 thousand related to the amortization of loan fees/costs on PPP loans and an increase in average loan balances.  During the current quarter we recorded amortization of loan fees net of loan costs on PPP loans totaling $836 thousand, an increase of $455 thousand for the same quarter in 2020.  This includes normal amortization on our PPP portfolio and the effect of $18 million in PPP loan forgiveness.

Average loan balances increased by $37 million, while the average yield on loans increased by 3 basis points from 4.88% during the second quarter of 2020 to 4.91% during the current quarter. Excluding the effect of the PPP loans, loan yield would have declined by 16 basis points to 4.98% for the current quarter and 5.14% during the second quarter of 2020. The change in loan yield from 2020 includes the effect of a reduction in market rates offset by the increase in the amortization of loan fees on PPP loans as discussed above. Interest on investment securities increased by $181 thousand related to growth in the investment portfolio. Average investment securities increased by $70 million to $225 million. The average yield on investment securities during the three months ended June 30, 2021 was 1.86%, a decline of 38 basis points from 2.24% during the second quarter of 2020. Interest on cash balances increased by $34 thousand related to an increase in average balances of $147 million.

Interest expense on deposits decreased by $34 thousand to $165 thousand for the three months ended June 30, 2021, down from $199 thousand during the 2020 quarter. The largest components of this decrease were  declines of $22 thousand in interest on NOW deposits and $16 thousand in interest on time deposits. The decline in NOW interest expense is related to the elimination of our NOW deposit product in November 2020.

Interest expense on other interest-bearing liabilities decreased by $9 thousand from $96 thousand during the three months ended June 30, 2020 to $87 thousand during the current quarter related to a decrease in rate paid on junior subordinated debentures from 3.67% during the second quarter of 2020 to 3.35% during the current quarter.  Interest on the debentures declined by $8 thousand from $94 thousand during the three months ended June 30, 2020 to $86 thousand during the current quarter.  On May 26, 2020 we entered into two separate interest rate swap agreements, effectively converting the $10 million in Subordinated Debentures to fixed obligations effective with the quarterly payments due in September, 2020.  The swaps have a 10 year maturity and fix the LIBOR rate on the Subordinated Debentures at approximately 75 basis points.

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

	For the Three Months Ended			For the Three Months Ended
	June 30, 2021			June 30, 2020
	Average			Average
	Balance	Interest	Yield/	Balance	Interest	Yield/
	(in thousands)	(in thousands)	Rate	(in thousands)	(in thousands)	Rate

Interest-earning assets:
Loans (1) (2) (3)	$742,626	$9,086	4.91%	$705,669	$8,561	4.88%
Investment securities (1)	225,250	1,045	1.86%	155,457	864	2.24%
Interest-bearing deposits	202,365	52	0.10%	55,291	18	0.13%
Total interest-earning assets	1,170,241	10,183	3.49%	916,417	9,443	4.14%
Cash and due from banks	29,517			22,205
Other assets	37,658			38,859
Total assets	$1,237,416			$977,481

Interest-bearing liabilities:
NOW deposits	$-	-	-%	$112,547	22	0.08%
Money market deposits	197,020	59	0.12%	99,923	61	0.25%
Savings deposits	281,828	70	0.10%	206,431	64	0.12%
Time deposits	41,308	36	0.35%	37,533	52	0.56%
Total deposits	520,156	165	0.13%	456,434	199	0.18%
Junior subordinated debentures	10,310	86	3.35%	10,310	94	3.67%
Other interest-bearing liabilities	12,576	1	0.03%	8,949	2	0.09%
Total interest-bearing liabilities	543,042	252	0.19%	475,693	295	0.25%
Non-interest-bearing deposits	581,263			395,187
Other liabilities	8,669			14,860
Shareholders' equity	104,442			91,741
Total liabilities & equity	$1,237,416			$977,481
Cost of funding interest-earning assets (4)			0.09%			0.13%
Net interest income and margin (5)		$9,931	3.40%		$9,148	4.01%

(1)	Not computed on a tax-equivalent basis.
(2)	Average nonaccrual loan balances of $3.9 million for 2021 and $2.4 million for 2020 are included in average loan balances for computational purposes.
(3)	Net fees included in loan interest income for the three-month periods ended June 30, 2021 and 2020 were $728,000 and $39,000, respectively.
(4)	Total annualized interest expense divided by the average balance of total earning assets.
(5)	Annualized net interest income divided by the average balance of total earning assets.

The following table sets forth changes in interest income and interest expense for the three-month periods indicated and the amount of change attributable to variances in volume, rates and the combination of volume and rates based on the relative changes of volume and rates:

	2021 over 2020 change in net interest income
	for the three months ended June 30,
	(in thousands)
	Volume (1)	Rate (2)	Mix (3)	Total

Interest-earning assets:
Loans	$450	$49	$26	$525
Investment securities	389	(145)	(63)	181
Interest bearing deposits	48	(4)	(10)	34
Total interest income	887	(100)	(47)	740
Interest-bearing liabilities:
NOW deposits	(22)	-	-	(22)
Money market deposits	59	(31)	(30)	(2)
Savings deposits	23	(13)	(4)	6
Time deposits	5	(19)	(2)	(16)
Junior subordinated debentures	-	(8)	-	(8)
Other	1	(1)	(1)	(1)
Total interest expense	66	(72)	(37)	(43)
Net interest income	$821	$(28)	$(10)	$783

(1)	The volume change in net interest income represents the change in average balance divided by the previous year’s rate.
(2)	The rate change in net interest income represents the change in rate divided by the previous year’s average balance.
(3)	The mix change in net interest income represents the change in average balance multiplied by the change in rate.

Provision for loan losses. During the three months ended June 30, 2021 and 2020 we recorded a provision for loan losses of $250 thousand and $1,250 thousand, respectively. See “Analysis of Asset Quality and Allowance for Loan Losses” for a discussion of loan quality trends and the provision for loan losses.

Non-interest income. During the three months ended June 30, 2021 and 2020, non-interest income totaled $1.9 million. Reductions in non-interest income included $218 thousand related to the gain on the sale of one of the Company’s administrative buildings in the second quarter of 2020 and $164 thousand in gain on sale of SBA loans. During the current quarter we did not sell SBA loans. Loans originated for sale during the current quarter totaled $6.9 million.  Loans held for sale at June 30, 2021 totaled $11.1 million. This compares to $5.0 million at June 30, 2020. Offsetting these reductions were increases in interchange income of $258 thousand and service charge income of $59 thousand.

The following table describes the components of non-interest income for the three-month periods ended June 30, 2021 and 2020, dollars in thousands:

	For the Three Months Ended
	June 30,
	2021	2020	Dollar Change	Percentage Change
Interchange income	813	555	258	46.5%
Service charges on deposit accounts	567	508	59	11.6%
Loan servicing fees	196	230	(34)	-14.8%
Earnings on life insurance policies	84	85	(1)	-1.2%
Gain on sale of building	-	218	(218)	-100.0%
Gain on sale of loans, net	-	164	(164)	-100.0%
Other	220	162	58	35.8%
Total non-interest income	$1,880	$1,922	$(42)	-2.2%

Non-interest expense.  During the three months ended June 30, 2021, total non-interest expense decreased by $97 thousand from the comparable period in 2020. The largest component of this decrease was a decline of $686 thousand in salary and benefit expense. During the three months ended June 30, 2021 the Company qualified for the Employee Retention Credit (ERC).  We recorded an ERC of $1.1 million during the current quarter as a reduction of salary and benefit expense. In addition to the ERC, the deferral of loan origination costs, which reduces salary and benefit expense, increased by $102 thousand.  These items were partially offset by an increase in bonus expense of $280 thousand consistent with the increase in income during the comparable quarters and an increase in commission expense of $219 thousand related to an increase in SBA activity as well as commissions earned on PPP loan production and forgiveness activities.

The reduction in salary and benefit expense was partially offset by increases in other categories of non-interest expense the largest of which were increases of $281 thousand in professional fees and $233 thousand in outside service fees.  Professional fees included legal, consulting and accounting costs related to the acquisition of Bank of Feather River totaling $227 thousand during the current quarter, while outside services included $49 thousand in merger related costs.   In addition to merger related costs, the increase in professional fees includes $42 thousand in consulting costs related to implementation of the current expected credit losses methodology for estimating allowances for credit losses. Other increases in outside service fees includes an increase of $65 thousand in interchange expense consistent with the increase in interchange income and $63 thousand in costs related to outsourcing various Human Resources functions effective April 1, 2021.

The following table describes the components of non-interest expense for the three-month periods ended June 30, 2021 and 2020, dollars in thousands:

	For the Three Months Ended
	June 30,
	2021	2020	Dollar Change	Percentage Change
Salaries and employee benefits	$2,231	$2,917	$(686)	-23.5%
Occupancy and equipment	904	837	67	8.0%
Outside service fees	875	642	233	36.3%
Professional fees	451	170	281	165.3%
Telephone and data communication	175	159	16	10.1%
Armored car and courier	117	100	17	17.0%
Director compensation and expense	106	99	7	7.1%
Advertising and shareholder relations	103	131	(28)	-21.4%
Deposit insurance	88	59	29	49.2%
Business development	61	52	9	17.3%
Loan collection expenses	45	39	6	15.4%
Amortization of Core Deposit Intangible	42	51	(9)	-17.6%
Stationery and supplies	25	32	(7)	-21.9%
Other	109	141	(32)	-22.7%
Total non-interest expense	$5,332	$5,429	$(97)	-1.8%

Provision for income taxes. The Company recorded an income tax provision of $1.7 million, or 28.0% of pre-tax income for the three months ended June 30, 2021. This compares to an income tax provision of $1.2 million, or 27.5% of pre-tax income for the three months ended June 30, 2020. The percentages for 2021 and 2020 differ from statutory rates as tax exempt items of income such as earnings on Bank owned life insurance and municipal loan and securities interest decrease taxable income and during 2021 nondeductible merger expenses.  The increase in the effective tax rate in the current period is primarily related to nondeductible merger expenses.

FINANCIAL CONDITION

Total assets at June 30, 2021 were $1.3 billion, an increase of $156 million from December 31, 2020. Net loans increased by $24.3 million from $700.8 million at December 31, 2020 to $725.1 million at June 30, 2021. Investment securities increased by $69.2 million from $179.6 million at December 31, 2020 to $248.8 million at June 30, 2021. Cash and cash equivalents totaled $244.5 million at June 30, 2021 up $59.6 million from $184.9 million at December 31, 2020.

Deposits totaled $1.1 billion at June 30, 2021, an increase of $157.8 million from $974.0 million at December 31, 2020. Shareholders’ equity increased by $6.6 million from $100.2 million at December 31, 2020 to $106.8 million at June 30, 2021.

Loan Portfolio. Gross loans increased by $26 million, or 4%, from $710 million at December 31, 2020 to $736 million at June 30, 2021. The  largest areas of growth in the Company’s loan portfolio were $22 million in commercial loans, $8 million in commercial real estate loans and $4 million in construction loans.  The  largest decreases were $6 million in agricultural loans and $2 million in residential real estate loans. The increase in commercial loans relates to PPP loans.  As of June 30, 2021 we funded 2,256 PPP loans totaling $197 million. The remaining principal balance of these loans at June 30, 2021 was $88.2 million. During the six months ended June 30, 2021 we funded 1,033 PPP loans totaling over $77 million.  Since inception of the PPP program our borrowers have received over $108 million in loan forgiveness.   We expect a decline in PPP loans from current levels as borrowers continue to  apply for and are granted forgiveness. The Company continues to manage the mix of its loan portfolio consistent with its identity as a community bank serving the financing needs of all sectors of the area it serves. Although the Company offers a broad array of financing options, it continues to concentrate its focus on small to medium sized commercial businesses. These loans offer diversification as to industries and types of businesses, thus limiting material exposure in any industry concentrations. The Company offers both fixed and floating rate loans and obtains collateral in the form of real property, business assets and deposit accounts, but looks to business and personal cash flows as its primary source of repayment.

As shown in the following table the Company's largest lending categories are commercial real estate loans, commercial loans, auto loans and agricultural loans.

		Percent of		Percent of
		Loans in Each		Loans in Each
	Balance at End	Category to	Balance at End	Category to
(dollars in thousands)	of Period	Total Loans	of Period	Total Loans
	06/30/2021	06/30/2021	12/31/2020	12/31/2020
Commercial	$139,552	19.0%	$117,360	16.5%
Agricultural	66,404	9.0%	72,911	10.3%
Real estate – residential	9,896	1.4%	11,399	1.6%
Real estate – commercial	360,659	49.0%	352,552	49.7%
Real estate – construction & land	29,556	4.0%	25,306	3.6%
Equity Lines of Credit	33,985	4.6%	34,744	4.9%
Auto	91,544	12.4%	91,080	12.8%
Other	4,350	0.6%	4,587	0.6%
Total Gross Loans	$735,946	100%	$709,939	100%

The Company’s real estate related loans, including real estate mortgage loans, real estate construction and land development loans, consumer equity lines of credit, and agricultural loans secured by real estate comprised 65% of the total loan portfolio at June 30, 2021. Moreover, the business activities of the Company currently are focused in the California counties of Plumas, Nevada, Placer, Lassen, Modoc, Shasta, Sierra, and Sutter and in Washoe and Carson City Counties in Northern Nevada. Consequently, the results of operations and financial condition of the Company are dependent upon the general trends in these economies and, in particular, the commercial real estate markets. In addition, the concentration of the Company's operations in these areas of Northeastern California and Northwestern Nevada exposes it to greater risk than other banking companies with a wider geographic base in the event of catastrophes, such as earthquakes, fires and floods in these regions.

The rates of interest charged on variable rate loans are set at specific increments in relation to the Company's lending rate or other indexes such as the published prime interest rate or U.S. Treasury rates and vary with changes in these indexes. The frequency in which variable rate loans reprice can vary from one day to several years. At June 30, 2021 and December 31, 2020, approximately 68%,of the Company's loan portfolio was comprised of variable rate loans. Loans indexed to the prime interest rate or an equivalent rate totaled approximately 19% of the Company’s loan portfolio; these loans reprice within one day to three months of a change in the prime rate. At June 30, 2021 and December 31, 2020, 47% and 43%, respectively of the variable loans were at their respective floor rate. While real estate mortgage, commercial and consumer lending remain the foundation of the Company's historical loan mix, some changes in the mix have occurred due to the changing economic environment and the resulting change in demand for certain loan types. The most significant change in loan mix was loans generated through the PPP program which totaled 12% of the Bank's loan portfolio at June 30, 2021.

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

In June 2016, the FASB issued ASU No. 2016-13, Measurement of Credit Losses on Financial Instruments. ASU No. 2016-13 significantly changes how entities will measure credit losses for most financial assets and certain other instruments that aren’t measured at fair value through net income. The standard will replace today’s “incurred loss” approach with an “expected loss” model. The new model, referred to as the current expected credit loss (“CECL”) model, will apply to: (1) financial assets subject to credit losses and measured at amortized cost, and (2) certain off-balance sheet credit exposures. This includes, but is not limited to, loans, leases, held-to-maturity securities, loan commitments, and financial guarantees. We have purchased software to support the CECL calculation of the allowance for loan losses under ASU No 2016-13 and have engaged the software vendor and hired a consultant to assist in the transition to the CECL model. The Company’s preliminary evaluation indicates the provisions of ASU No. 2016-13 are expected to impact the Company’s Consolidated Financial Statements, in particular the level of the reserve for credit losses. However, the Company continues to evaluate the extent of the potential impact.  On October 16, 2019, the FASB approved a proposal to change the effective date of ASU No. 2016-13 for smaller reporting companies, as defined by the SEC, and other non-SEC reporting entities delaying the effective date to fiscal years beginning after December 31, 2022, including interim periods within those fiscal periods.  As the Company is a smaller reporting company and has not adopted provisions of the standard early, the delay is applicable to the Company.

The following table provides certain information for the dates indicated with respect to the Company's allowance for loan losses as well as charge-off and recovery activity.

	For the Six Months Ended		For the Year Ended
(dollars in thousands)	June 30,		December 31,
	2021	2020	2020	2019	2018
Balance at beginning of period	$9,902	$7,243	$7,243	$6,958	$6,669
Charge-offs:
Commercial and agricultural	161	131	131	587	325
Real estate mortgage	-	-	-	0	25
Real estate construction & land	-	-	-	-	-
Consumer (includes equity LOC & Auto)	383	404	656	934	841
Total charge-offs	544	535	787	1,521	1,191
Recoveries:
Commercial and agricultural	47	7	34	26	83
Real estate mortgage	5	5	23	7	114
Real estate construction & land	-	-	-	-	3
Consumer (includes equity LOC & Auto)	93	115	214	273	280
Total recoveries	145	127	271	306	480
Net charge-offs	399	408	516	1,215	711
Provision for loan losses	625	2,000	3,175	1,500	1,000
Balance at end of period	$10,128	$8,835	$9,902	$7,243	$6,958
Net charge-offs during the period to average loans (annualized for the six-month periods)	0.11%	0.12%	0.07%	0.21%	0.14%
Allowance for loan losses to total loans	1.38%	1.19%	1.39%	1.17%	1.23%

During the six months ended June 30, 2021 and 2020 we recorded a provision for loan losses of $625 thousand and $2,000 thousand, respectively. Net charge-offs totaled $399 thousand during the six months ended June 30, 2021, a decrease of $9 thousand from $408 thousand during the six months ended June 30, 2020.

The following table provides a breakdown of the allowance for loan losses at June 30, 2021 and December 31, 2020:

		Percent of		Percent of
		Loans in Each		Loans in Each
	Balance at End	Category to	Balance at End	Category to
(dollars in thousands)	of Period	Total Loans	of Period	Total Loans
	2021	2021	2020	2020
Commercial and agricultural	$1,564	28.0%	$1,707	26.8%
Real estate mortgage	5,476	50.4%	5,253	51.3%
Real estate construction & land	606	4.0%	554	3.6%
Consumer (includes equity LOC & Auto)	2,482	17.6%	2,388	18.3%
Total	$10,128	100.0%	$9,902	100.0%

The allowance for loan losses totaled $10.1 million at June 30, 2021 and $9.9 million at December 31, 2020. At least quarterly, the Company evaluates each specific reserve and if it determines that the loss represented by the specific reserve is uncollectable it records a charge-off for the uncollectable portion. General reserves were $10.1 million at June 30, 2021 and $9.7 million at December 31, 2020. The allowance for loan losses as a percentage of total loans was 1.38% at June 30, 2021 and 1.39% at December 31, 2020. The percentage of general reserves to unimpaired loans totaled 1.38% at June 30, 2021 and 1.37% at  December 31, 2020. Excluding PPP loans the allowance for loan losses as a percentage of total loans was 1.56% at June 30, 2021 and 1.55% at December 31, 2020 and the percentage of general reserves to unimpaired loans was 1.58% at June 30, 2021 and 1.53% at December 31, 2020

The Company places loans 90 days or more past due on nonaccrual status unless the loan is well secured and in the process of collection. A loan is considered to be in the process of collection if, based on a probable specific event, it is expected that the loan will be repaid or brought current. Generally, this collection period would not exceed 90 days. When a loan is placed on nonaccrual status the Company's general policy is to reverse and charge against current income previously accrued but unpaid interest. Interest income on such loans is subsequently recognized only to the extent that cash is received, and future collection of principal is deemed by management to be probable. Where the collectability of the principal or interest on a loan is considered to be doubtful by management, it is placed on nonaccrual status prior to becoming 90 days delinquent.

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

Loans restructured (TDRs) and not included in nonperforming loans in the following table totaled $0.9 million, $0.9 million, $0.9 million, $1.0 million and $1.1 million at June 30, 2021 and December 31, 2020, 2019, 2018, and 2017, respectively. For additional information related to restructured loans see Note 5 to the condensed consolidated financial statements contained within this Form 10-Q.

The following table sets forth the amount of the Company's nonperforming assets as of the dates indicated.

	At
	June 30,	At December 31,
	2021	2020	2019	2018	2017
	(dollars in thousands)

Nonaccrual loans	$6,817	$2,536	$2,050	$1,117	$1,226
Loans past due 90 days or more and still accruing	-	-	-	-	1,796
Total nonperforming loans	6,817	2,536	2,050	1,117	3,022
Other real estate owned	524	403	707	1,170	1,344
Other vehicles owned	7	31	56	53	35
Total nonperforming assets	$7,348	$2,970	$2,813	$2,340	$4,401
Interest income forgone on nonaccrual loans	$329	$119	$158	$46	$50
Interest income recorded on a cash basis on nonaccrual loans	$-	$-	$-	$-	$-
Nonperforming loans to total loans	0.93%	0.36%	0.33%	0.20%	0.62%
Nonperforming assets to total assets	0.58%	0.27%	0.33%	0.28%	0.59%

Nonperforming loans at June 30, 2021 were $6.8 million, an increase of $4.3 million from the $2.5 million balance at December 31, 2020.  This increase relates to three loans totaling $5.1 million which were on Covid related deferral at December 31, 2020. These loan are adequately secured.  There were no specific reserves on nonaccrual loans at June 30, 2021.   Specific reserves on nonaccrual loans totaled $143 thousand at  December 31, 2020. Performing loans past due thirty to eighty-nine days were $2.1 million at June 30, 2021  up from $1.2 million at December 31, 2020.

A substandard loan is not adequately protected by the current sound worth and paying capacity of the borrower or the value of the collateral pledged, if any. Total substandard loans increased by $5.1 million from $1.8 million at December 31, 2020 to $6.9 million at June 30, 2021. Loans classified as special mention increased by $9.2 million from $3.1 million at December 31, 2020 to $12.3 million at June 30, 2021.  The increase in substandard and special mention loans mostly relates to loans that were formally on Covid related deferral and had been on deferral for an extended period of time including the $5.1 million in loans transferred to nonaccrual as described above which are currently classified as substandard.

At June 30, 2021 and December 31, 2020, the Company's recorded investment in impaired loans totaled $6.8 million and $2.2 million, respectively. The specific allowance for loan losses related to impaired loans totaled $30 thousand and  $174 thousand  at June 30, 2021 and December 31, 2020.

It is the policy of management to make additions to the allowance for loan losses so that it remains appropriate to absorb the inherent risk of loss in the portfolio. Management believes that the allowance at June 30, 2021 is appropriate. However, the determination of the amount of the allowance is judgmental and subject to economic conditions which cannot be predicted with certainty. Accordingly, the Company cannot predict whether charge-offs of loans in excess of the allowance may occur in future periods.

OREO represents real property acquired by the Bank either through foreclosure or through a deed in lieu thereof from the borrower. Repossessed assets include vehicles and other commercial assets acquired under agreements with delinquent borrowers. OREO holdings represented three properties totaling $0.5 million at June 30, 2021 and three properties totaling $0.4 million at  December 31, 2020. Nonperforming assets as a percentage of total assets were 0.58% at June 30, 2021 and 0.27% at December 31, 2020.

The following table provides a summary of the change in the number and balance of OREO properties for the six months ended June 30, 2021 and 2020 (dollars in thousands):

	Six Months Ended June 30,
	#	2021	#	2020
Beginning Balance	3	$403	3	$707
Additions	1	177	-	-
Dispositions	1	(56)	-	-
Ending Balance	3	$524	3	$707

Investment Portfolio and Federal Funds Sold. Total investment securities were $248.8 million as of June 30, 2021 and $179.6 million as of December 31, 2020. Unrealized gains on available-for-sale investment securities totaling $4,616,000 were recorded, net of $1,365,000 in tax expense, as accumulated other comprehensive income within shareholders' equity at June 30, 2021.   Unrealized gains on available-for-sale investment securities totaling $6,595,000 were recorded, net of $1,950,000 in tax expense, as accumulated other comprehensive income within shareholders' equity at December 31, 2020. No securities were sold during the six months ended June 30, 2021 and 2020.

The investment portfolio at June 30, 2021 consisted of $135.8 million in securities of U.S. Government-sponsored agencies, $35.2 million in securities of U.S. Government-agencies and 165 municipal securities totaling $77.8 million. The investment portfolio at December 31, 2020 consisted of $110.7 million in securities of U.S. Government-sponsored agencies, $10.5 million in securities of U.S. Government-agencies and 135 municipal securities totaling $58.4 million.

There were no Federal funds sold at June 30, 2021 and December 31, 2020; however, the Bank maintained interest earning balances at the Federal Reserve Bank totaling $191.1 million at June 30, 2021 and $143.7 million at December 31, 2020. The balance, at June 30, 2021, earns interest at the rate of 0.15%.

The Company classifies its investment securities as available-for-sale or held-to-maturity. Currently all securities are classified as available-for-sale. Securities classified as available-for-sale may be sold to implement the Company's asset/liability management strategies and in response to changes in interest rates, prepayment rates and similar factors.

Deposits. Total deposits increased by $158 million from $974 million at December  31, 2020 to $1.1 billion at June 30, 2021. We attribute much of this increase to retention of proceeds from PPP loans, a more cautious consumer, and continued growth in our customer base. The increase in deposits includes increases of $85 million in demand deposits, $54 million in savings accounts, $18 million in money market accounts and $1 million in time deposits.

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

The following table shows the distribution of deposits by type at June 30, 2021 and December 31, 2020.

		Percent of		Percent of
		Deposits in Each		Deposits in Each
	Balance at End	Category to	Balance at End	Category to
(dollars in thousands)	of Period	Total Deposits	of Period	Total Deposits
	06/30/2021	06/30/2021	12/31/2020	12/31/2020
Non-interest bearing	$601,692	53.2%	$516,682	53.0%
Money Market	191,456	16.9%	173,557	17.8%
Savings	297,272	26.3%	243,419	25.0%
Time	41,337	3.6%	40,316	4.2%
Total Deposits	$1,131,757	100%	$973,974	100%

Deposits represent the Bank's primary source of funds. Deposits are primarily core deposits in that they are demand, savings and time deposits generated from local businesses and individuals. These sources are considered to be relatively stable, long-term relationships thereby enhancing steady growth of the deposit base without major fluctuations in overall deposit balances. The Company experiences, to a small degree, some seasonality with the slower growth period between November through April, and the higher growth period from May through October. To assist in meeting any funding demands, the Company maintains a secured borrowing arrangement with the FHLB. There were no brokered deposits at June 30, 2021 or December 31, 2020.

Short-term Borrowing Arrangements. The Company is a member of the FHLB and can borrow up to $209 million from the FHLB secured by commercial and residential mortgage loans with carrying values totaling $393 million. The Company is required to hold FHLB stock as a condition of membership. At June 30, 2021  the Company held $3.9 million of FHLB stock which is recorded as a component of other assets. Based on this level of stock holdings  the Company can borrow up to $144.4 million. To borrow the full $209 million in available credit the Company would need to purchase $1.8 million in additional FHLB stock. In addition to its FHLB borrowing line, the Company has unsecured short-term borrowing agreements with three of its correspondent banks in the amounts of $50 million, $20 million and $10 million. There were $5 million in outstanding borrowings to the FHLB at December 31, 2020 and no borrowings outstanding at June 30, 2021. The $5 million matured on May 7, 2021.   There were no outstanding borrowings to the correspondent banks at June 30, 2021 and December 31, 2020.

Note Payable. The Company maintains a $15 million line of credit facility with one of its correspondent banks (the "Note").  Interest on the Note is payable at the "Prime Rate".  There were no borrowings on the Note during the six months ended June 30, 2021 or the year ended December 31, 2020. The Note is secured by 100 shares of Plumas Bank stock representing the Company's 100% ownership interest in Plumas Bank. Under the Note, the Bank is subject to several negative and affirmative covenants including, but not limited to providing timely financial information, maintaining specified levels of capital, restrictions on additional borrowings, and meeting or exceeding certain capital and asset quality ratios. The Bank was in compliance with all such covenants related to the Note at June 30, 2021 and December 31, 2020.  The Note matures on March 2, 2022.

Repurchase Agreements. The Bank offers a repurchase agreement product for its larger  customers which use securities sold under agreements to repurchase as an alternative to interest-bearing deposits. Securities sold under agreements to repurchase totaling $10.1 million and $13.9 million at June 30, 2021 and December 31, 2020, respectively are secured by U.S. Government agency securities with a carrying amount of $15.2 million and $19.8 million at June 30, 2021 and December 31, 2020, respectively. Interest paid on this product is similar to that which is paid on the Bank’s money market accounts; however, these are not deposits and are not FDIC insured.

Junior Subordinated Deferrable Interest Debentures. Plumas Statutory Trust I and II are business trust subsidiaries formed by the Company with capital at March 31, 2021 of $361,000 and $183,000, respectively, for the sole purpose of issuing trust preferred securities fully and unconditionally guaranteed by the Company.

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

Interest expense recognized by the Company for the six months ended June 30, 2021 and 2020 related to the subordinated debentures was $165 thousand and $210 thousand, respectively.

Interest Rate Swaps

From time to time, we may use interest rate swaps or other instruments to manage our interest rate exposure and reduce the impact of future interest rate changes.  These financial instruments are not used for trading or speculative purposes.  On May 26, 2020 we entered into two separate interest rate swap agreements, effectively converting the $10 million in Subordinated Debentures to fixed obligations.  The swaps have a 10 year maturity and fix the LIBOR rate on the Subordinated Debentures at approximately 75 basis points. These agreements have been designated and qualify as cash flow hedging instruments and, as such changes in the fair value are recorded in accumulated other comprehensive income/loss to the extent the agreements are effective hedges.  At June 30, 2021  and December 31, 2020 the carrying value of the swaps, which was included in other assets, was an unrealized gain of $530 thousand and $141 thousand, respectively.

Capital Resources

Shareholders’ equity increased by $6.6 million from $100.2 million at December 31, 2020 to $106.8 million at June 30, 2021. The $6.6 million increase was related to earnings during the first six months of 2021 of $8.9 million and $0.3 million representing stock option activity partially offset by a decrease in accumulated other comprehensive income, net of tax of  $1.1 million and two quarterly cash dividends totaling of $1.5 million.

It is the policy of the Company to periodically distribute excess retained earnings to the shareholders through the payment of cash dividends. Such dividends help promote shareholder value and capital adequacy by enhancing the marketability of the Company’s stock. All authority to provide a return to the shareholders in the form of a cash or stock dividend or split rests with the Board of Directors. The Board will periodically, but on no regular schedule, review the appropriateness of a cash dividend payment. Banking regulations limit the amount of dividends that may be paid without prior approval of regulatory agencies. The Company is subject to various restrictions on the payment of dividends. Quarterly cash dividends of $0.14, $0.14, $0.12, $0.12 and $0.12 per shares were paid on May 17, 2021, February 15, 2021, November 16, 2020, August 14, 2020 and May 15, 2020, respectively.

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

In July, 2013, the federal bank regulatory agencies adopted rules implementing the Basel Committee on Banking Supervision’s capital guidelines for U.S. depository organizations, sometimes called “Basel III,” that increased the minimum regulatory capital requirements for bank holding companies and depository institutions and implemented strict eligibility criteria for regulatory capital instruments. The Basel III capital rules include a minimum common equity Tier 1 ratio of 4.5%, a Tier 1 capital ratio of 6.0%, a total risk-based capital ratio of 8.0%, and a minimum leverage ratio of 4.0% (calculated as Tier 1 capital to average consolidated assets). The minimum capital levels required to be considered “well capitalized” include a common equity Tier 1 ratio of 6.5%, a Tier 1 risk-based capital ratio of 8.0%, a total risk-based capital ratio of 10.0%  and a leverage ratio of 5.0%.  In addition, the Basel III capital rules require that banking organizations maintain a capital conservation buffer of 2.5% above the minimum capital requirements in order to avoid restrictions on their ability to pay dividends, repurchase stock or pay discretionary bonuses. Including the capital conservation buffer of 2.5%, the Basel III capital rules require the following minimum ratios for a bank holding company or bank to be considered well capitalized: a common equity Tier 1 capital ratio of 7.0%; a Tier 1 capital ratio of 8.5%, and a total capital ratio of 10.5%. At June 30, 2021 and  December 31, 2020, the Bank’s capital ratios exceed the thresholds necessary to be considered “well capitalized” under the Basel III framework.

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

The following table sets forth the Bank's actual capital amounts and ratios (dollar amounts in thousands):

			Minimum Amount of Capital Required
					To be Well-Capitalized
			For Capital		Under Prompt
	Actual		Adequacy Purposes (1)		Corrective Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
June 30, 2021
Common Equity Tier 1 Ratio	$111,153	14.9%	$33,551	4.5%	$48,463	6.5%
Tier 1 Leverage Ratio	111,153	9.0%	49,244	4.0%	61,555	5.0%
Tier 1 Risk-Based Capital Ratio	111,153	14.9%	44,735	6.0%	59,647	8.0%
Total Risk-Based Capital Ratio	120,460	16.2%	59,647	8.0%	74,588	10.0%

December 31, 2020
Common Equity Tier 1 Ratio	$103,361	14.2%	$32,802	4.5%	$47,381	6.5%
Tier 1 Leverage Ratio	103,361	9.2%	45,017	4.0%	56,271	5.0%
Tier 1 Risk-Based Capital Ratio	103,361	14.2%	43,736	6.0%	58,315	8.0%
Total Risk-Based Capital Ratio	112,485	15.4%	58,315	8.0%	72,894	10.0%

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

Off-Balance Sheet Arrangements

Loan Commitments. In the normal course of business, there are various commitments outstanding to extend credits that are not reflected in the financial statements. Commitments to extend credit and letters of credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Annual review of commercial credit lines, letters of credit and ongoing monitoring of outstanding balances reduces the risk of loss associated with these commitments. As of June 30, 2021, the Company had $133.5 million in unfunded loan commitments and $227 thousand in letters of credit. This compares to $144.4 million in unfunded loan commitments and $531 thousand in letters of credit at December 31, 2020. Of the $133.5 million in unfunded loan commitments, $85.9 million and $47.6 million represented commitments to commercial and consumer customers, respectively. Of the total unfunded commitments at June 30, 2021, $79.5 million were secured by real estate, of which $41.7 million was secured by commercial real estate and $37.8 million was secured by residential real estate in the form of equity lines of credit. The commercial loan commitments not secured by real estate primarily represent business lines of credit, while the consumer loan commitments not secured by real estate primarily represent revolving credit card lines and overdraft protection lines. Since some of the commitments are expected to expire without being drawn upon the total commitment amounts do not necessarily represent future cash requirements.

Leases. At June 30, 2021 the Company was leasing two depository branches, two lending offices, three administrative offices and two non-branch automated teller machine locations. Including variable lease expense, total rent expense under all leases was $204 thousand and $232 thousand during the six months ended June 30, 2021 and 2020, respectively. The expiration dates of the leases vary, with the first such lease expiring during 2021 and the last such lease expiring during 2026.

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

The Company is a member of the FHLB and can borrow up to $209 million from the FHLB secured by commercial and residential mortgage loans with carrying values totaling $393 million. See “Short-term Borrowing Arrangements” for additional information on our FHLB borrowing capacity. In addition to its FHLB borrowing line, the Company has unsecured short-term borrowing agreements with three of its correspondent banks in the amounts of $50 million, $20 million and $10 million. There were no outstanding borrowings under the FHLB or the correspondent bank borrowing lines at June 30, 2021 or December 31, 2020.

Customer deposits are the Company’s primary source of funds. Total deposits were $1.1 billion at June 30, 2021 and $974 million at December  31, 2020. Deposits are held in various forms with varying maturities. The Company’s securities portfolio, Federal funds sold, FHLB advances, and cash and due from banks serve as the primary sources of liquidity, providing adequate funding for loans during periods of high loan demand. During periods of decreased lending, funds obtained from the maturing or sale of investments, loan payments, and new deposits are invested in short-term earning assets, such as cash held at the FRB, Federal funds sold and investment securities, to serve as a source of funding for future loan growth. Management believes that the Company’s available sources of funds, including borrowings, will provide adequate liquidity for its operations in the foreseeable future.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

The Company’s management, including the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of June 30, 2021.  The Company’s disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the U.S. Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.  Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2021.

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended June 30, 2021 that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

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

10.14	Promissory Note and Loan Agreement dated March 2, 2021, is included as Exhibit 10.14 to the Registrant's 10-Q filed on May 5, 2021, which is incorporated by this reference herein.

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

31.1*	Rule 13a-14(a) [Section 302] Certification of Principal Financial Officer dated August 4, 2021.

31.2*	Rule 13a-14(a) [Section 302] Certification of Principal Executive Officer dated August 4, 2021.

32.1*	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 dated August 4, 2021.

32.2*	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 dated August 4, 2021.

101.INS*	Inline XBRL Instance Document (the Instance Document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PLUMAS BANCORP
(Registrant)
Date: August 4, 2021
/s/ Richard L. Belstock
Richard L. Belstock
Chief Financial Officer

/s/ Andrew J. Ryback
Andrew J. Ryback
Director, President and Chief Executive Officer