Form 10-Q
period 2021-09-30
PLUMAS BANCORP
filed 2021-11-10
CIK 1168455

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED September 30, 2021

☐	TRANSITION REPORT UNDER SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM __________ TO ___________

COMMISSION FILE NUMBER: 000-49883

PLUMAS BANCORP

(Exact Name of Registrant as Specified in Its Charter)

California	75-2987096
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

5525 Kietzke Lane, Suite 100, Reno, Nevada	89511
(Address of Principal Executive Offices)	(Zip Code)

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of  November 5, 2021. 5,813,523 shares.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

PLUMAS BANCORP AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands, except share data)

	September 30,	December 31,
	2021	2020

Assets
Cash and cash equivalents	$372,993	$184,909
Investment securities available for sale	275,061	179,613
Loans held for sale	28,364	693
Loans, less allowance for loan losses of $10,305 at September 30, 2021 and $9,902 at December 31, 2020	828,611	700,102
Real estate acquired through foreclosure	569	403
Premises and equipment, net	16,005	14,016
Bank owned life insurance	15,743	13,526
Goodwill	5,502	-
Accrued interest receivable and other assets	28,632	18,314
Total assets	$1,571,480	$1,111,576

Liabilities and Shareholders’ Equity

Deposits:
Non-interest bearing	$728,021	$516,682
Interest bearing	676,425	457,292
Total deposits	1,404,446	973,974
Repurchase agreements	13,450	13,878
Accrued interest payable and other liabilities	13,741	8,260
Federal Home Loan Bank advances	-	5,000
Junior subordinated deferrable interest debentures	10,310	10,310
Total liabilities	1,441,947	1,011,422

Commitments and contingencies (Note 6)

Shareholders’ equity:
Common stock, no par value; 22,500,000 shares authorized; issued and outstanding – 5,810,556 shares at September 30, 2021 and 5,182,232 at December 31, 2020	26,705	7,656
Retained earnings	100,992	87,753
Accumulated other comprehensive income, net	1,836	4,745
Total shareholders’ equity	129,533	100,154
Total liabilities and shareholders’ equity	$1,571,480	$1,111,576

See notes to unaudited condensed consolidated financial statements.

PLUMAS BANCORP AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(In thousands, except per share data)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Interest Income:
Interest and fees on loans	$12,603	$8,978	$31,470	$26,080
Interest on investment securities	1,157	799	3,103	2,615
Other	109	36	213	160
Total interest income	13,869	9,813	34,786	28,855
Interest Expense:
Interest on deposits	228	190	565	648
Interest on junior subordinated deferrable interest debentures	90	86	255	296
Other	1	2	6	7
Total interest expense	319	278	826	951
Net interest income before provision for loan losses	13,550	9,535	33,960	27,904
Provision for Loan Losses	250	800	875	2,800
Net interest income after provision for loan losses	13,300	8,735	33,085	25,104
Non-Interest Income:
Interchange revenue	839	799	2,367	1,894
Service charges	636	547	1,743	1,760
Gain on sale of loans	-	317	591	945
Other	526	498	1,530	1,710
Total non-interest income	2,001	2,161	6,231	6,309
Non-Interest Expenses:
Salaries and employee benefits	2,940	3,125	8,694	9,571
Occupancy and equipment	1,043	840	2,838	2,542
Other	2,618	1,839	6,693	5,257
Total non-interest expenses	6,601	5,804	18,225	17,370
Income before provision for income taxes	8,700	5,092	21,091	14,043
Provision for Income Taxes	2,122	1,400	5,585	3,850
Net income	$6,578	$3,692	$15,506	$10,193

Basic earnings per share	$1.13	$0.71	$2.87	$1.97
Diluted earnings per share	$1.12	$0.71	$2.83	$1.95

See notes to unaudited condensed consolidated financial statements.

PLUMAS BANCORP AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

(In thousands)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020

Net income	$6,578	$3,692	$15,506	$10,193
Other comprehensive income:
Change in net unrealized gain on securities	(2,569)	(184)	(4,548)	3,243
Change in unrealized gain on cash flow hedge	29	54	418	(43)
Net unrealized holding gain (loss)	(2,540)	(130)	(4,130)	3,200
Related tax effect:
Change in net unrealized gain	760	54	1,344	(959)
Change in unrealized gain on cash flow hedge	(9)	(16)	(123)	13
Income tax effect	751	38	1,221	(946)
Other comprehensive (loss) income	(1,789)	(92)	(2,909)	2,254
Total comprehensive income	$4,789	$3,600	$12,597	$12,447

See notes to unaudited condensed consolidated financial statements.

PLUMAS BANCORP AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

(in thousands, except shares)

	Common Stock		Retained	Accumulated Other Comprehensive Income	Total Shareholders’
	Shares	Amount	Earnings	(Net of Taxes)	Equity

Balance, December 31, 2019	5,165,760	$7,312	$75,144	$2,049	$84,505
Net Income			10,193		10,193
Other comprehensive income				2,254	2,254
Cash dividends on common stock			(1,243)		(1,243)
Exercise of stock options and tax effect	15,272	79			79
Stock-based compensation expense		195			195
Balance, September 30, 2020	5,181,032	$7,586	$84,094	$4,303	$95,983

Balance, December 31, 2020	5,182,232	$7,656	$87,753	$4,745	$100,154
Net Income			15,506		15,506
Other comprehensive loss				(2,909)	(2,909)
Cash dividends on common stock			(2,267)		(2,267)
Issuance of common stock	598,020	18,657			18,657
Exercise of stock options and tax effect	30,304	216			216
Stock-based compensation expense		176			176
Balance, September 30, 2021	5,810,556	$26,705	$100,992	$1,836	$129,533

See notes to unaudited condensed consolidated financial statements.

PLUMAS BANCORP AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	For the Nine Months Ended
	September 30,
	2021	2020
Cash Flows from Operating Activities:
Net income	$15,506	$10,193
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	875	2,800
Change in deferred loan origination costs/fees, net	(1,488)	3,809
Depreciation and amortization	1,219	1,077
Stock-based compensation expense	176	195
Amortization of investment security premiums	832	776
Provision from change in OREO valuation	37	-
Loss on sale of other vehicles	-	11
Gain on sale of loans held for sale	(591)	(945)
Gain on sale of building	-	(218)
Loans originated for sale	(32,726)	(18,647)
Proceeds from loan sales	8,254	21,283
Earnings on bank-owned life insurance	(279)	(260)
Increase in accrued interest receivable and other assets	(2,346)	(2,959)
Increase (decrease) in accrued interest payable and other liabilities	1,030	(114)
Net cash provided by operating activities	(9,501)	17,001

Cash Flows from Investing Activities:
Proceeds from principal repayments from available-for-sale mortgage-backed securities	32,471	30,247
Proceeds from matured and called available-for-sale securities	500	380
Purchases of available-for-sale securities	(133,747)	(26,790)
Purchase of FHLB stock	(231)	(150)
Purchase of FRB stock	(706)	-
Net decrease (increase) in loans	29,340	(130,637)
Cash acquired in acquisition, net of consideration paid	23,631	-
Proceeds from sale of OREO	56	-
Proceeds from sale of other vehicles	180	370
Proceeds from sale of building	-	1,348
Purchase of premises and equipment	(190)	(1,367)
Net cash used in investing activities	(48,696)	(126,599)

Continued on next page.

PLUMAS BANCORP AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

(Continued)

	For the Nine Months Ended
	September 30,
	2021	2020
Cash Flows from Financing Activities:
Net increase in demand, interest bearing and savings deposits	$259,606	$229,521
Net (decrease) increase in time deposits	(5,846)	684
Net decrease in securities sold under agreements to repurchase	(428)	(854)
Cash dividends paid on common stock	(2,267)	(1,243)
Proceeds from FHLB advances	-	10,000
Repayment of FHLB advances	(5,000)	-
Proceeds from exercise of stock options	216	79
Net cash provided by financing activities	246,281	238,187
Increase in cash and cash equivalents	188,084	128,589
Cash and Cash Equivalents at Beginning of Year	184,909	46,942
Cash and Cash Equivalents at End of Period	$372,993	$175,531

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:
Interest expense	$793	$976
Income taxes	$6,885	$3,922
Assets acquired in acquisition plus goodwill recognized, net	$204,960	$-
Liabilities assumed in acquisition	$181,565	$-

Non-Cash Investing Activities:
Real estate and vehicles acquired through foreclosure	$431	$381

Non-Cash Financing Activities:
Common stock retired in connection with the exercise of stock options	$119	$46

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

2. Business Combinations - ACQUISITION OF Feather River Bancorp, Inc.

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

Pursuant to the terms of the definitive merger agreement between the Company and FRB, each issued and outstanding share of common stock of FRB (the “Common Shares”), was converted into the right to receive, at the election of each holder of Common Shares, either (i) shares of common stock of the Company (“Plumas Common Stock”) or (ii) cash (the “Merger Consideration”). Shareholder elections were subject to proration such that aggregate Merger Consideration payable by the Company was comprised of (i) $4,738,583 in cash (the “Aggregate Cash Amount”) and (ii) 598,020 shares of Plumas Common Stock (the “Aggregate Plumas Share Amount”). Holders of Common Shares received either $19.14 in cash or 0.614 shares of Plumas Common Stock. The value of the total deal consideration was approximately $23.4 million, which is based upon volume-weighted average trading price of Plumas common stock for the 10 trading days ending on the last trading day immediately preceding July 1, 2021, the closing date of the Merger.

Immediately after the Transaction, the newly combined company, operating as Plumas Bancorp with its banking subsidiary, Plumas Bank, had total assets of approximately $1.5 billion.

The following table reflects the estimated fair values of the assets acquired and liabilities assumed related to the FRB Acquisition as of July 1, 2021 (in thousands):

Assets:
Cash and cash equivalents	$28,369
Loans	160,409
Core deposit intangible	1,037
Goodwill	5,502
Bank premises and equipment	2,657
Right of use asset	2,359
Other assets	4,627
Total assets acquired	$204,960

Liabilities:
Deposits:
Non-interest bearing	$89,479
Interest bearing
Savings accounts	9,353
Money market accounts	45,600
Time accounts	32,279
Total deposits	176,711

Lease Liabilities	2,359
Deferred tax liability	402
Other liabilities	2,093
Total liabilities assumed	$181,565
Merger consideration (cash payments of $4.7 million and $18.7 million in stock)	$23,395

The following table presents the net assets acquired from FRB and the estimated fair value adjustments as of July 1, 2021 (in thousands):

Book value of net assets acquired from FRB	$16,292

Fair value adjustments:
Loans	2,453
Bank premises and equipment	(1,218)
Right of use asset	2,359
Lease liability	(2,359)
Core deposit intangible asset	1,037
Total purchase accounting adjustments	$2,272
Deferred tax liabilities (tax effect of purchase accounting adjustments at 29.56%)	(671)
Fair value of net assets acquired from FRB	$17,893

Merger consideration	23,395
Less: fair value of net assets acquired from FRB	(17,893)
Goodwill	5,502

As a result of the Acquisition, we recorded $5.5 million in goodwill, which represents the excess of the total purchase price paid over the fair value of the assets acquired, net of the fair values of liabilities assumed. Goodwill mainly reflects expected value created through the combined operations of Plumas Bank and Bank of Feather River.

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Consolidation and Basis of Presentation

The consolidated financial statements include the accounts of the Company and the consolidated accounts of its wholly-owned subsidiary, Plumas Bank. All significant intercompany balances and transactions have been eliminated.

Plumas Statutory Trust I and Trust II are not consolidated into the Company's consolidated financial statements and, accordingly, are accounted for under the equity method. The Company's investment in Trust I of $363,000 and Trust II of $183,000 are included in accrued interest receivable and other assets on the consolidated balance sheet. The junior subordinated deferrable interest debentures issued and guaranteed by the Company and held by Trust I and Trust II are reflected as debt on the consolidated balance sheet.

The accounting and reporting policies of Plumas Bancorp and subsidiary conform with accounting principles generally accepted in the United States of America and prevailing practices within the banking industry. In the opinion of management, the unaudited condensed consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the Company’s financial position at  September 30, 2021 and the results of its operations and its cash flows for the three- and nine-month periods ended September 30, 2021 and 2020. Our condensed consolidated balance sheet at  December 31, 2020 is derived from audited financial statements.

The unaudited condensed consolidated financial statements of the Company have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim reporting on Form 10-Q. Accordingly, certain disclosures normally presented in the notes to the annual consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been omitted. The Company believes that the disclosures are adequate to make the information not misleading. These interim financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's 2020 Annual Report to Shareholders on Form 10-K. The results of operations for the three- and nine-month periods ended September 30, 2021 may not necessarily be indicative of future operating results. In preparing such financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the balance sheet and revenues and expenses for the periods reported. Actual results could differ significantly from those estimates.

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

Loans Held for Sale

Included in the loan portfolio are loans which are 75% to 90% guaranteed by the Small Business Administration (SBA), US Department of Agriculture Rural Business Cooperative Service (RBS) and Farm Services Agency (FSA). The guaranteed portion of these loans may be sold to a third party, with the Bank retaining the unguaranteed portion. The Company can receive a premium in excess of the adjusted carrying value of the loan at the time of sale.

As of  September 30, 2021 and December 31, 2020 the Company had $28.4 million and $693 thousand, respectively in SBA government guaranteed loans held for sale. Loans held for sale are recorded at the lower of cost or fair value and therefore may be reported at fair value on a non-recurring basis. The fair values for loans held for sale are based on either observable transactions of similar instruments or formally committed loan sale prices.

Goodwill and Other Intangible Assets

Goodwill arises from business combinations and is generally determined as the excess of the fair value of the consideration transferred, plus the fair value of any noncontrolling interests in the acquiree, over the fair value of the net assets acquired and liabilities assumed as of the acquisition date. Goodwill  acquired in a purchase business combination and determined to have an indefinite useful life is not amortized, but test for impairment at least annually or move frequently if events and circumstances exists that indicate that a goodwill impairment test should be performed.Core deposit intangible represents estimated future benefit of deposits related to an acquisition and is booked separately from the related deposits and is evaluated periodically for impairment. The core deposit intangible asset is amortized on an accelerated method over its estimated useful life of ten years.

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

4.   INVESTMENT SECURITIES AVAILABLE FOR SALE

The amortized cost and estimated fair value of investment securities at September 30, 2021 and December 31, 2020 consisted of the following, in thousands:

Available-for-Sale	September 30, 2021
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Debt securities:
U.S. Government-sponsored agencies collateralized by mortgage obligations - residential	$145,653	$2,384	$(1,000)	$147,037
U.S. Government-agencies collateralized by mortgage obligations - commercial	43,821	14	(739)	43,096
Obligations of states and political subdivisions	83,540	2,105	(717)	84,928
	$273,014	$4,503	$(2,456)	$275,061

Unrealized gains on available-for-sale investment securities totaling $2,047,000 were recorded, net of $605,000 in tax expense, as accumulated other comprehensive income within shareholders' equity at September 30, 2021.  No securities were sold during the nine months ended September 30, 2021.

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

There were no transfers of available-for-sale investment securities during the nine months ended September 30, 2021 and twelve months ended December 31, 2020. There were no securities classified as held-to-maturity at September 30, 2021 or December 31, 2020.

Investment securities with unrealized losses at September 30, 2021 and December 31, 2020 are summarized and classified according to the duration of the loss period as follows, in thousands:

September 30, 2021	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
Debt securities:
U.S. Government-sponsored agencies collateralized by mortgage obligations - residential	$71,856	$999	$37	$1	$71,893	$1,000
U.S. Government-agencies collateralized by mortgage obligations - commercial	34,161	739	-	-	34,161	739
Obligations of states and political subdivisions	31,381	687	502	30	31,883	717
	$137,398	$2,425	$539	$31	$137,937	$2,456

December 31, 2020	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
Debt securities:
U.S. Government-sponsored agencies collateralized by mortgage obligations -residential	$-	$-	$5,511	$17	$5,511	$17
U.S. Government-agencies collateralized by mortgage obligations - commercial	-	-	-	-	-	-
Obligations of states and political subdivisions	-	-	531	1	531	1
	$-	$-	$6,042	$18	$6,042	$18

At September 30, 2021, the Company held 308 securities of which 95 were in a loss position. All of the securities in a loss position were in a loss position for less than twelve months. Of the 308 securities, 117 are U.S. Government-sponsored agencies collateralized by residential mortgage obligations, 16 are U.S. Government- agencies collateralized by commercial mortgage obligations  and 175 were obligations of states and political subdivisions. The unrealized losses relate principally to market rate conditions. All of the securities continue to pay as scheduled. When analyzing an issuer’s financial condition, management considers the length of time and extent to which the market value has been less than cost; the historical and implied volatility of the security; the financial condition of the issuer of the security; and the Company’s intent and ability to hold the security to recovery. As of September 30, 2021, management does not have the intent to sell these securities nor does it believe it is more likely than not that it will be required to sell these securities before the recovery of its amortized cost basis. Based on the Company’s evaluation of the above and other relevant factors, the Company does not believe the securities that are in an unrealized loss position as of September 30, 2021 are other than temporarily impaired.

The amortized cost and estimated fair value of investment in debt securities at September 30, 2021 by contractual maturity are shown below, in thousands.

	Amortized Cost	Estimated Fair Value
Within one year	$-	$-
After one year through five years	4,230	4,358
After five years through ten years	8,518	8,942
After ten years	70,792	71,628
Investment securities not due at a single maturity date:
Government- agencies commercial mortgage-backed securities	43,821	43,096
Government-sponsored agencies residential mortage-backed securities	145,653	147,037
	$273,014	$275,061

Expected maturities will differ from contractual maturities because the issuers of the securities may have the right to call or prepay obligations with or without call or prepayment penalties.

Investment securities with amortized costs totaling $136,365,000 and $97,972,000 and estimated fair values totaling $137,510,000 and $101,685,000 at September 30, 2021 and December 31, 2020, respectively, were pledged to secure deposits and repurchase agreements.

5. LOANS AND THE ALLOWANCE FOR LOAN LOSSES

Outstanding loans are summarized below, in thousands:

	September 30,	December 31,
	2021	2020

Commercial	$124,254	$117,192
Agricultural	134,638	72,911
Real estate – residential	10,139	11,399
Real estate – commercial	402,921	352,027
Real estate – construction and land development	39,085	25,306
Equity lines of credit	33,254	34,744
Auto	90,439	91,080
Other	4,213	4,587
Total loans	838,943	709,246
Deferred loan (fees) costs, net	(27)	758
Allowance for loan losses	(10,305)	(9,902)
Total net loans	$828,611	$700,102

Changes in the allowance for loan losses, in thousands, were as follows:

	September 30,	December 31,
	2021	2020

Balance, beginning of period	$9,902	$7,243
Provision charged to operations	875	3,175
Losses charged to allowance	(692)	(787)
Recoveries	220	271
Balance, end of period	$10,305	$9,902

The recorded investment in impaired loans totaled $4,950,000 and $2,214,000 at September 30, 2021 and December 31, 2020, respectively. The Company had specific allowances for loan losses of $29,000 on impaired loans of $276,000 at September 30, 2021 as compared to specific allowances for loan losses of $174,000 on impaired loans of $436,000 at December 31, 2020. The balance of impaired loans in which no specific reserves were required totaled $4,674,000 and $1,778,000 at September 30, 2021 and December 31, 2020, respectively. The average recorded investment in impaired loans for the nine months ended September 30, 2021 and September 30, 2020 was $2,610,000 and $2,111,000, respectively. The Company recognized  $45,000 in interest income for impaired loans during the nine months ended September 30, 2021 and 2020. No interest was recognized on nonaccrual loans accounted on a cash basis during the nine months ended September 30, 2021 and 2020.

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

The carrying value of troubled debt restructurings at September 30, 2021 and December 31, 2020 was $901,000 and $914,000, respectively. The Company has allocated  $29,000 and $31,000 of specific reserves on loans to customers whose loan terms have been modified in troubled debt restructurings as of September 30, 2021 and December 31, 2020. The Company has not committed to lend additional amounts on loans classified as troubled debt restructurings at September 30, 2021 and December 31, 2020.

There were no troubled debt restructurings that occurred during the nine months ending September 30, 2021 or September 30, 2020. There were no troubled debt restructurings for which there was a payment default within twelve months following the modification during the nine months ended September 30, 2021 and 2020, respectively.

At September 30, 2021 and December 31, 2020, nonaccrual loans totaled $4,873,000 and $2,536,000, respectively. Interest foregone on nonaccrual loans totaled$22,000 for the three months ended September 30, 2020. A net recovery of $4,000 in interest on nonacrual loans was recorded during the three months ended September 30, 2021.  Interest foregone on nonaccrual loans totaled $325,000 and $85,000 for the nine months ended September 30, 2021 and 2020, respectively. There were no loans past due 90 days or more and on accrual status at September 30, 2021 and December 31, 2020.

Salaries and employee benefits totaling $866,000 and $588,000 have been deferred as loan origination costs during the three months ended September 30, 2021 and 2020, respectively.  Salaries and employee, benefits totaling $2,379,000 and $1,788,000 have been deferred as loan origination costs during the nine months ended September 30, 2021 and 2020, respectively.

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

Purchased Credit Impaired Loans (PCI):

Upon the acquisition of FRB the Company acquired loans, for which there was, at acquisition, evidence of deterioration of credit quality since origination and it was probable, at acquisition, that all contractually required payments would not be collected.  The carrying amount of those loans at September 30, 2021 was $507,000.  This amount reflects an outstanding  balance of $528,000 net of an unaccretable discount of $21,000.

Accretable yield, or income expected to be collected, is as follows:           .

(in thousands)
Balance at December 31, 2020	$-
Additions	33
Removals [1]	(1)
Accretion	(1)
Balance at September 30, 2021	$31

1 Represents the accretable difference that is relieved when a loan exits the PCI population due to payoff, full charge-off, or transfer to repossessed assets, etc.

The following table shows the loan portfolio allocated by management's internal risk ratings at the dates indicated, in thousands:

September 30, 2021	Commercial Credit Exposure
	Credit Risk Profile by Internally Assigned Grade
Grade:	Commercial	Agricultural	Real Estate-Residential	Real Estate-Commercial	Real Estate-Construction	Equity LOC	Total
Pass	$124,115	$133,923	$10,043	$396,706	$39,013	$32,803	$736,603
Special Mention	139	182	-	1,211	-	-	1,532
Substandard	-	533	96	5,004	72	451	6,156
Doubtful	-	-	-	-	-	-	-
Total	$124,254	$134,638	$10,139	$402,921	$39,085	$33,254	$744,291

December 31, 2020	Commercial Credit Exposure
	Credit Risk Profile by Internally Assigned Grade
Grade:	Commercial	Agricultural	Real Estate-Residential	Real Estate-Commercial	Real Estate-Construction	Equity LOC	Total
Pass	$116,824	$72,833	$11,208	$348,376	$25,229	$34,237	$608,707
Special Mention	211	78	-	2,779	-	-	3,068
Substandard	157	-	191	872	77	507	1,804
Doubtful	-	-	-	-	-	-	-
Total	$117,192	$72,911	$11,399	$352,027	$25,306	$34,744	$613,579

	Consumer Credit Exposure			Consumer Credit Exposure
	Credit Risk Profile Based on Payment Activity			Credit Risk Profile Based on Payment Activity
	September 30, 2021			December 31, 2020
	Auto	Other	Total	Auto	Other	Total
Grade:
Performing	$90,002	$4,189	$94,191	$90,396	$4,539	$94,935
Non-performing	437	24	461	684	48	732
Total	$90,439	$4,213	$94,652	$91,080	$4,587	$95,667

The following tables show the allocation of the allowance for loan losses at the dates indicated, in thousands:

Nine Months Ended September 30, 2021:	Commercial	Agricultural	Real Estate-Residential	Real Estate-Commercial	Real Estate-Construction	Equity LOC	Auto	Other	Total
Allowance for Loan Losses
Beginning balance	$950	$757	$164	$5,089	$554	$499	$1,768	$121	$9,902
Charge-offs	(189)	-	-	-	-	-	(459)	(44)	(692)
Recoveries	56	-	3	6	-	2	120	33	220
Provision	161	134	(37)	150	95	(66)	438	-	875
Ending balance	$978	$891	$130	$5,245	$649	$435	$1,867	$110	$10,305
Three Months Ended September 30, 2021:
Beginning balance	$883	$681	$131	$5,345	$606	$454	$1,910	$118	$10,128
Charge-offs	(28)	-	-	-	-	-	(113)	(7)	(148)
Recoveries	10	-	1	3	-	-	43	18	75
Provision	113	210	(2)	(103)	43	(19)	27	(19)	250
Ending balance	$978	$891	$130	$5,245	$649	$435	$1,867	$110	$10,305
Nine Months Ended September 30, 2020:
Allowance for Loan Losses
Beginning balance	$617	$653	$163	$3,426	$481	$393	$1,409	$101	$7,243
Charge-offs	(131)	-	-	-	-	-	(457)	(80)	(668)
Recoveries	21	-	3	6	-	3	185	7	225
Provision	450	93	8	1,345	87	94	642	81	2,800
Ending balance	$957	$746	$174	$4,777	$568	$490	$1,779	$109	$9,600
Three Months Ended September 30, 2020:
Allowance for Loan Losses
Beginning balance	$788	$691	$173	$4,405	$476	$474	$1,712	$116	$8,835
Charge-offs	-	-	-	-	-	-	(94)	(39)	(133)
Recoveries	14	-	1	3	-	1	78	1	98
Provision	155	55	-	369	92	15	83	31	800
Ending balance	$957	$746	$174	$4,777	$568	$490	$1,779	$109	$9,600
September 30, 2021:
Allowance for Loan Losses
Ending balance: individually evaluated for impairment	$-	$-	$24	$-	$5	$-	$-	$-	$29
Ending balance: collectively evaluated for impairment	978	891	106	5,245	644	435	1,867	110	10,276
Ending balance	$978	$891	$130	$5,245	$649	$435	$1,867	$110	$10,305
Loans
Ending balance: individually evaluated for impairment	$-	$239	$558	$3,781	$104	$268	$-	$-	$4,950
Ending balance: collectively evaluated for impairment	124,254	134,399	9,581	399,140	38,981	32,986	90,439	4,213	833,993
Ending balance	$124,254	$134,638	$10,139	$402,921	$39,085	$33,254	$90,439	$4,213	$838,943

December 31, 2020:	Commercial	Agricultural	Real Estate-Residential	Real Estate-Commercial	Real Estate-Construction	Equity LOC	Auto	Other	Total
Allowance for Loan Losses
Ending balance: individually evaluated for impairment	$143	$-	$26	$-	$5	$-	$-	$-	$174
Ending balance: collectively evaluated for impairment	807	757	138	5,089	549	499	1,768	121	9,728
Ending Balance	$950	$757	$164	$5,089	$554	$499	$1,768	$121	$9,902
Loans
Ending balance: individually evaluated for impairment	$154	$243	$563	$859	$108	$288	$-	$-	$2,215
Ending balance: collectively evaluated for impairment	117,038	72,668	10,836	351,168	25,198	34,456	91,080	4,587	707,031
Ending balance	$117,192	$72,911	$11,399	$352,027	$25,306	$34,744	$91,080	$4,587	$709,246

The following table shows an aging analysis of the loan portfolio by the time past due, in thousands:

				Total
September 30, 2021		90 Days		Past Due
	30-89 Days	and Still		and
	Past Due	Accruing	Nonaccrual	Nonaccrual	Current	Total

Commercial	$235	$-	$-	$235	$124,019	$124,254
Agricultural	1,546	-	-	1,546	133,092	134,638
Real estate – residential	-	-	95	95	10,044	10,139
Real estate – commercial	616	-	3,794	4,410	398,511	402,921
Real estate - construction & land	1,065	-	72	1,137	37,948	39,085
Equity Lines of Credit	74	-	451	525	32,729	33,254
Auto	1,350	-	437	1,787	88,652	90,439
Other	57	-	24	81	4,132	4,213
Total	$4,943	$-	$4,873	$9,816	$829,127	$838,943

				Total
December 31, 2020		90 Days		Past Due
	30-89 Days	and Still		and
	Past Due	Accruing	Nonaccrual	Nonaccrual	Current	Total

Commercial	$16	$-	$157	$173	$117,019	$117,192
Agricultural	-	-	-	-	72,911	72,911
Real estate – residential	34	-	191	225	11,174	11,399
Real estate - commercial	56	-	872	928	351,099	352,027
Real estate - construction & land	-	-	77	77	25,229	25,306
Equity Lines of Credit	73	-	507	580	34,164	34,744
Auto	945	-	684	1,629	89,451	91,080
Other	28	-	48	76	4,511	4,587
Total	$1,152	$-	$2,536	$3,688	$705,558	$709,246

The following tables show information related to impaired loans at September 30, 2021, in thousands:

		Unpaid		Average	Interest
	Recorded	Principal	Related	Recorded	Income
As of September 30, 2021:	Investment	Balance	Allowance	Investment	Recognized

With no related allowance recorded:
Commercial	$-	$-	$-	$-	$-
Agricultural	239	239	-	241	14
Real estate – residential	386	399	-	388	21
Real estate – commercial	3,781	3,874	-	1,424	-
Real estate – construction & land	-	-	-	-	-
Equity Lines of Credit	268	306	-	278	-
Auto	-	-	-	-	-
Other	-	-	-	-	-
With an allowance recorded:
Commercial	$-	$-	$-	$-	$-
Agricultural	-	-	-	-	-
Real estate – residential	172	172	24	173	5
Real estate – commercial	-	-	-	-	-
Real estate – construction & land	104	104	5	106	5
Equity Lines of Credit	-	-	-	-	-
Auto	-	-	-	-	-
Other	-	-	-	-	-
Total:
Commercial	$-	$-	$-	$-	$-
Agricultural	239	239	-	241	14
Real estate – residential	558	571	24	561	26
Real estate – commercial	3,781	3,874	-	1,424	-
Real estate – construction & land	104	104	5	106	5
Equity Lines of Credit	268	306	-	278	-
Auto	-	-	-	-	-
Other	-	-	-	-	-
Total	$4,950	$5,094	$29	$2,610	$45

The following tables show information related to impaired loans at December 31, 2020, in thousands:

		Unpaid		Average	Interest
	Recorded	Principal	Related	Recorded	Income
As of December 31, 2020:	Investment	Balance	Allowance	Investment	Recognized

With no related allowance recorded:
Commercial	$-	$-	$-	$-	$-
Agricultural	243	243	-	246	19
Real estate – residential	388	399	-	390	28
Real estate – commercial	859	955	-	762	-
Real estate – construction & land	-	-	-	-	-
Equity Lines of Credit	288	317	-	298	-
Auto	-	-	-	-	-
Other	-	-	-	-	-
With an allowance recorded:
Commercial	$154	$154	$143	$16	$-
Agricultural	-	-	-	-	-
Real estate – residential	174	176	26	175	7
Real estate – commercial	-	-	-	-	-
Real estate – construction & land	108	108	5	109	7
Equity Lines of Credit	-	-	-	-	-
Auto	-	-	-	-	-
Other	-	-	-	-	-
Total:
Commercial	$154	$154	$143	$16	$-
Agricultural	243	243	-	246	19
Real estate – residential	562	575	26	565	35
Real estate – commercial	859	955	-	762	-
Real estate – construction & land	108	108	5	109	7
Equity Lines of Credit	288	317	-	298	-
Auto	-	-	-	-	-
Other	-	-	-	-	-
Total	$2,214	$2,352	$174	$1,996	$61

6. COMMITMENTS AND CONTINGENCIES

The Company is party to claims and legal proceedings arising in the ordinary course of business. In the opinion of the Company’s management, the amount of ultimate liability with respect to such proceedings will not have a material adverse effect on the financial condition or result of operations of the Company taken as a whole.

In the normal course of business, there are various outstanding commitments to extend credit, which are not reflected in the financial statements, including loan commitments of $164.7 million and $144.4 million and stand-by letters of credit of $452 thousand and $531 thousand at September 30, 2021 and December 31, 2020, respectively.

Of the loan commitments outstanding at September 30, 2021, $45.3 million are real estate construction loan commitments that are expected to fund within the next twelve months. The remaining commitments primarily relate to revolving lines of credit or other commercial loans, and many of these are expected to expire without being drawn upon. Therefore, the total commitments do not necessarily represent future cash requirements. Each loan commitment and the amount and type of collateral obtained, if any, are evaluated on an individual basis. Collateral held varies, but may include real property, bank deposits, debt or equity securities or business assets.

Stand-by letters of credit are conditional commitments written to guarantee the performance of a customer to a third party. These guarantees are primarily related to the purchases of inventory by commercial customers and are typically short-term in nature. Credit risk is similar to that involved in extending loan commitments to customers and accordingly, evaluation and collateral requirements similar to those for loan commitments are used. The deferred liability related to the Company’s stand-by letters of credit was not significant at September 30, 2021 or December 31, 2020.

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

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
(In thousands, except per share data)	2021	2020	2021	2020
Net Income:
Net income	$6,578	$3,692	$15,506	$10,193
Earnings Per Share:
Basic earnings per share	$1.13	$0.71	$2.87	$1.97
Diluted earnings per share	$1.12	$0.71	$2.83	$1.95
Weighted Average Number of Shares Outstanding:
Basic shares	5,800	5,179	5,397	5,176
Diluted shares	5,885	5,230	5,477	5,229

Shares of common stock issuable under stock options for which the exercise prices were greater than the average market prices were not included in the computation of diluted earnings per share due to their antidilutive effect.  Stock options not included in the computation of diluted earnings per share, due to shares not being in-the-money and having an antidilutive effect, were approximately 0 and 5,000 for the three and nine month periods ended September 30, 2021 and 201,000 and 71,000 for the three- and nine-month periods ended September 30, 2021 and 2020, respectively.

8. STOCK-BASED COMPENSATION

In May 2013, the Company established the 2013 Stock Option Plan for which 356,602 shares of common stock are reserved and 121,150 shares are available for future grants as of September 30, 2021. The 2013 Plan requires that the option price may not be less than the fair market value of the stock at the date the option is granted, and that the stock must be paid in full at the time the option is exercised. Payment in full for the option price must be made in cash, with Company common stock previously acquired by the optionee and held by the optionee for a period of at least nine months, in options of the Optionee that are fully vested and exercisable or in any combination of the foregoing. The options expire on dates determined by the Board of Directors, but not later than ten years from the date of grant.

No options were granted during the nine months ended September 30, 2021. During the nine months ended September 30, 2020 the Company granted options to purchase 5,000 shares of common stock.

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

A summary of the activity within the 2013 Plan follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term in Years	Intrinsic Value
Options outstanding at January 1, 2021	272,085	$18.25
Options cancelled	(2,600)	22.36
Options exercised	(34,033)	9.85
Options outstanding at September 30, 2021	235,452	$19.42	4.8	$2,863,096
Options exercisable at September 30, 2021	126,152	$17.18	3.9	$1,816,589
Expected to vest after September 30, 2021	93,591	$21.85	5.8	$910,542

As of September 30, 2021, there was $336,000 of total unrecognized compensation cost related to non-vested, share-based compensation. That cost is expected to be recognized over a weighted average period of 1.9 years.

The total fair value of options vested during the nine months ended September 30, 2021 and 2020 was $107,000 and $186,000, respectively. The total intrinsic value of options at time of exercise was $686,000 and $285,000 for the nine months ended September 30, 2021 and 2020, respectively.

Compensation cost related to stock options recognized in operating results under the stock option plans was $176,000 and $195,000 for the nine months ended September 30, 2021 and 2020, respectively. The associated income tax benefit recognized was $12,000 and $14,000 for the nine months ended September 30, 2021 and 2020, respectively. Compensation cost related to stock options recognized in operating results under the stock option plans was $58,000 and $62,000 for the three months ended September 30, 2021 and 2020, respectively. The associated income tax benefit recognized was $4,000 for the three months ended September 30, 2021 and 2020.

Cash received from option exercises under the plan for the nine months ended September 30, 2021 and 2020 were $216,000 and $79,000, respectively. The tax benefit realized for the tax deductions from option exercise totaled $19,000 and $10,000 for the nine months ended September 30, 2021 and 2020, respectively.

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

Interest expense and penalties associated with unrecognized tax benefits, if any, are classified as income tax expense in the consolidated statements of income. There have been no significant changes to unrecognized tax benefits or accrued interest and penalties for the nine months ended September 30, 2021.

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

Fair Value of Financial Instruments

The carrying amounts and estimated fair values of financial instruments, at September 30, 2021 follows, in thousands:

		Fair Value Measurements at September 30, 2021, Using:
	Carrying Value	Level 1	Level 2	Level 3	Total Fair Value
Financial assets:
Cash and cash equivalents	$372,993	$372,993	$-	$-	$372,993
Investment securities	275,061	-	275,061	-	275,061
Interest rate swaps	559	-	559	-	559
Loan, held for sale	28,364	-	31,017	-	31,017
Loans, net	828,611	-	-	823,039	823,039
FHLB stock	4,450	-	-	-	N/A
FRB Stock	1,358	-	-	-	N/A
Accrued interest receivable	5,902	28	984	4,890	5,902
Financial liabilities:
Deposits	1,404,446	1,337,697	66,296	-	1,403,993
Repurchase agreements	13,450	-	13,450	-	13,450
Junior subordinated deferrable interest debentures	10,310	-	-	7,289	7,289
Accrued interest payable	102	8	87	7	102

The carrying amounts and estimated fair values of financial instruments, at December 31, 2020 follows, in thousands:

		Fair Value Measurements at December 31, 2020 Using:
	Carrying Value	Level 1	Level 2	Level 3	Total Fair Value
Financial assets:
Cash and cash equivalents	$184,909	$184,909	$-	$-	$184,909
Investment securities	179,613	-	179,613	-	179,613
Interest rate swaps	141	-	141	-	141
Loans held for sale	693	-	693	-	693
Loans, net	700,102	-	-	716,375	716,375
FHLB stock	3,667	-	-	-	N/A
FRB Stock	651	-	-	-	N/A
Accrued interest receivable	5,402	10	633	4,759	5,402
Financial liabilities:
Deposits	973,974	933,658	41,891	-	975,549
Repurchase agreements	13,878	-	13,878	-	13,878
FHLB advances	5,000	-	4,996	-	4,996
Junior subordinated deferrable interest debentures	10,310	-	-	7,340	7,340
Accrued interest payable	69	9	44	16	69

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

The following tables present information about the Company’s assets and liabilities measured at fair value on a recurring and non-recurring basis as of September 30, 2021 and December 31, 2020, and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value:

Assets and liabilities measured at fair value on a recurring basis at September 30, 2021 are summarized below, in thousands:

		Fair Value Measurements at
		September 30, 2021 Using
		Quoted
		Prices in
		Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
		Assets	Inputs	Inputs
	Total Fair Value	(Level 1)	(Level 2)	(Level 3)
Assets:
U.S. Government-sponsored agencies collateralized by mortgage obligations- residential	$147,037	$-	$147,037	$-
U.S. Government-agencies collateralized by mortgage obligations-commercial	43,096	-	43,096	-
Obligations of states and political subdivisions	84,928	-	84,928	-
Interest rate swaps	559	-	559	-
	$275,620	$-	$275,620	$-

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

Assets and liabilities measured at fair value on a non-recurring basis at September 30, 2021 are summarized below, in thousands:

		Fair Value Measurements at
		September 30, 2021 Using
		Quoted
		Prices in			Total
		Active	Significant		Losses
		Markets for	Other	Significant	Nine Months
		Identical	Observable	Unobservable	Ended
		Assets	Inputs	Inputs	September 30,
	Total Fair Value	(Level 1)	(Level 2)	(Level 3)	2021
Assets:
Other real estate:
Real estate – commercial	$487	$-	$-	$487	$37
Real estate - residential	82	-	-	82	-
Total other real estate	$569	$-	$-	$569	$37

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

Collateral-Dependent Impaired Loans: The Bank does not record loans at fair value on a recurring basis. However, from time to time, fair value adjustments are recorded on these loans to reflect partial write-downs, through charge-offs or specific reserve allowances, that are based on fair value estimates of the underlying collateral. The fair value estimates for collateral-dependent impaired loans are generally based on recent real estate appraisals or broker opinions, obtained from independent third parties, which are frequently adjusted by management to reflect current conditions and estimated selling costs (Level 3). No impairment charges were recognized during the nine months ended September 30, 2021 and 2020 related to the above impaired loans.

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

The following table presents quantitative information about Level 3 fair value measurements for financial instruments measured at fair value on a non-recurring basis at September 30, 2021 and December 31, 2020 (dollars in thousands):

Range	Range
Fair Value	Fair Value	Valuation	(Weighted Average)	(Weighted Average)
Description	9/30/2021	12/31/2020	Technique	Significant Unobservable Input	9/30/2021	12/31/2020
Impaired Loans:

RE – Commercial	-	$11	Third Party appraisals	Management Adjustments to Reflect Current Conditions and Selling Costs	28% - 80%	(61)%

Other Real Estate:

RE – Commercial	$487	$347	Third Party appraisals	Management Adjustments to Reflect Current Conditions and Selling Costs	17% - 51%	(34.0)%	16% - 17%	(16)%

RE – Residential	$82	$56	Third Party appraisals	Management Adjustments to Reflect Current Conditions and Selling Costs	10%	(10)%	47%	(47)%

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

INTRODUCTION

The following discussion and analysis sets forth certain statistical information relating to the Company as of September 30, 2021 and December 31, 2020 and for the three- and nine-month periods ended September 30, 2021 and 2020. This discussion should be read in conjunction with the condensed consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q and the consolidated financial statements and notes thereto included in Plumas Bancorp’s Annual Report filed on Form 10-K for the year ended December 31, 2020.

Plumas Bancorp trades on The NASDAQ Capital Market under the ticker symbol “PLBC”.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

There have been no changes to the Company’s critical accounting policies from those disclosed in the Company’s 2020 Annual Report to Shareholders on Form 10-K.

COVID-19

On March 11, 2020, the World Health Organization declared the outbreak of a novel coronavirus (“COVID-19”) as a global pandemic. On March 3, 2020, the Federal Open Market Committee reduced the target federal funds rate by 50 basis points to 1.00% to 1.25%. This rate was further reduced to a target range of 0% to 0.25% on March 16, 2020. These reductions in interest rates and other effects of the COVID-19 outbreak may adversely affect the Company’s financial condition and results of operations. As a result of the spread of the COVID-19 coronavirus, economic uncertainties have arisen which could negatively impact net interest income, the provision for loan losses and non-interest income. Other financial impact could occur though such potential impact is unknown at this time.

COVID-19 Loan Forbearance Programs

Section 4013 of the Coronavirus Aid, Relief and Economic Security Act (CARES Act) provides that a qualified loan modification is exempt by law from classification as a Troubled Debt Restructuring pursuant to U.S. Generally Accepted Accounting Principles (GAAP).  Under Section 541 of the Consolidated Appropriations Act, 2021, Congress extended the Troubled Debt Restructurings relief for financial institutions through January 1, 2022.  In addition, FIL 36-2020 issued by the FDIC on April 7, 2020 encourages financial institutions to work constructively with borrowers affected by COVID-19; states that the FDIC will not criticize institutions for prudent loan modifications; and views prudent loan modification programs to financial institution customers affected by COVID-19 as positive actions that can effectively manage or mitigate adverse impacts on borrowers due to COVID-19, and lead to improved loan performance and reduced credit risk.  Pursuant to this new guidance, we have instituted loan forbearance programs to assist borrowers with managing cash flows disrupted due to COVID-19.  As of September 30, 2021, there were $3.7 million in loan balances on deferral related to this program.

U.S. Small Business Administration Paycheck Protection Program

The CARES Act also provided for the Paycheck Protection Program (PPP) and additional legislation has extended this program into 2021; we have actively participating in the PPP program.  The remaining principal balance of PPP loans at September 30, 2021 was $60 million.

Merger Agreement with Feather River Bancorp, Inc.

On July 1, 2021, pursuant to a previously announced Agreement and Plan of Reorganization and Merger dated as of March 10, 2021 (the “Merger Agreement”) between the Company and Feather River Bancorp, Inc. (“FRB”), FRB merged with and into the Company with the Company continuing as the surviving corporation (the “Merger”). Immediately after the Merger, Bank of Feather River, the wholly owned bank subsidiary of FRB (“BFR”), merged with and into the Bank, with the Bank continuing as the surviving bank.  BFR has become our Yuba City branch. The Merger and Bank Merger are collectively referred to as the “Transaction.”

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

Pursuant to the terms of the definitive merger agreement between the Company and FRB, each issued and outstanding share of common stock of FRB (the “Common Shares”), was converted into the right to receive, at the election of each holder of Common Shares, either (i) shares of common stock of the Company (“Plumas Common Stock”) or (ii) cash (the “Merger Consideration”). Shareholder elections were subject to proration such that aggregate Merger Consideration payable by the Company was comprised of (i) $4,738,583 in cash (the “Aggregate Cash Amount”) and (ii) 598,020 shares of Plumas Common Stock (the “Aggregate Plumas Share Amount”). Holders of Common Shares received either $19.14 in cash or 0.614 shares of Plumas Common Stock. The value of the total deal consideration was approximately $23.4 million, which is based upon volume-weighted average trading price of Plumas common stock for the 10 trading days ending on the last trading day immediately preceding July 1, 2021, the closing date of the Merger.

Immediately after the Transaction, the newly combined company, operating as Plumas Bancorp with its banking subsidiary, Plumas Bank, had total assets of approximately $1.5 billion.  The estimated fair value of assets acquired at July 1, 2021 was $205.0 million consisting of $28.4 million in cash, $160.4 million in net loans, $1.0 million in core deposit intangible, $5.5 million in goodwill and $9.7 million in other assets. The estimated fair value of deposits assumed totaled $176.7 million consisting of $89.5 million in non-interest bearing transaction accounts, $9.3 million in savings accounts, $45.6 million in money market accounts and $32.3 million in time deposits.

RESULTS OF OPERATIONS FOR THE Nine MONTHS ENDED September 30, 2021

Net Income. The Company recorded net income of $15.5 million for the nine months ended September 30, 2021 up $5.3 million from net income of $10.2 million for the nine months ended September 30, 2020.  An increase of $6.1 million in net interest income and a decline of $1.9 million in the provision for loan losses were partially offset by a decrease of $78 thousand in non-interest income and increases in non-interest expense of $855 thousand and the provision for income taxes of $1.7 million.  The annualized return on average assets was 1.58% for the nine months ended September 30, 2021  up from 1.40% for the nine months ended September 30, 2020. The annualized return on average equity increased from 14.9% during the nine months of 2020 to 18.3% during the current period

The following is a detail discussion of each component of the change in net income.

Net interest income before provision for loan losses.  Net interest income was $34.0 million for the nine months ended September 30, 2020, an increase of $6.1 million from the same period in 2020.  Net interest margin for the nine months ended September 30, 2021 decreased 37 basis points to 3.70%, down from 4.07% for the same period in 2020.

The increase in net interest income includes an increase of $5.9 million in interest income and a reduction of $125 thousand in interest expense. Interest and fees on loans increased by $5.4 million.  This increase resulted from an increase in average balance of $90 million and an increase in yield of  35  basis points to 5.40%. Included in interest income during the current nine month period were the amortization of PPP fees, net of costs, of $5.0 million, an increase of $4.0 million from the same period in 2021.  PPP fees include normal amortization on our PPP portfolio and the effect of $122 million in PPP loan forgiveness.  Excluding the effect of the PPP loans, loan yield would have declined by 27 basis points to 5.02% for the current period and 5.29% during the nine months ended September 30, 2020. This is consistent with a decline in market interest rates during the comparison periods.  Interest on investment securities increased by $488 thousand as an increase  in average balance of $67 million was partially offset by a decline in yield of 38 basis points to 1.86%. Interest on cash balances increased by $53 thousand related to an increase in average balance $153 million partially offset by  a decline in the rate paid on these balances from 0.31% during the first nine months of 2020 to 0.13% during the current period.

Interest expense on deposits decreased by $83 thousand to $565 thousand for the nine months ended September 30, 2021, down from $648 thousand during the 2020 period. The largest components of this decrease were  declines of $69 thousand in interest on Now accounts, and $17 thousand in interest on time deposits. The decline in NOW interest expense is related to the elimination of our NOW deposit product in November 2020. The average rate paid on interest bearing deposits declined from  0.19% during the nine months ended September 30, 2020 to 0.14% during the current period, while average interest bearing deposits increased by $93 million to $550 million.

Interest expense on other interest-bearing liabilities decreased by $42 thousand from $303 thousand during the nine months ended September 30, 2020 to $261 thousand during the current quarter related to a decrease in rate paid on junior subordinated debentures from 3.83% during the first nine months of 2020 to 3.31% during the current period.  Interest on the debentures declined by $41 thousand from $296 thousand during the nine months ended September 30, 2020 to $255 thousand during the current period.  For most of the first half of  2020  interest on the debentures fluctuated with changes in the 3-month LIBOR rate. On May 26, 2020 we entered into two separate interest rate swap agreements, effectively converting the $10 million in Subordinated Debentures to fixed obligations effective with the quarterly payments due in September, 2020.  The swaps have a 10 year maturity and fix the LIBOR rate on the Subordinated Debentures at approximately 75 basis points.

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

	For the Nine Months Ended			For the Nine Months Ended
	September 30, 2021			September 30, 2020
	Average			Average
	Balance	Interest	Yield/	Balance	Interest	Yield/
	(in thousands)	(in thousands)	Rate	(in thousands)	(in thousands)	Rate
Interest-earning assets:
Loans (1) (2) (3)	$779,624	$31,470	5.40%	$689,219	$26,080	5.05%
Investment securities (1)	223,183	3,103	1.86%	156,281	2,615	2.24%
Interest-bearing deposits	222,900	213	0.13%	69,775	160	0.31%
Total interest-earning assets	1,225,707	34,786	3.79%	915,275	28,855	4.21%
Cash and due from banks	39,581			22,611
Other assets	44,630			37,776
Total assets	$1,309,918			$975,662

Interest-bearing liabilities:
NOW deposits	$-	-	-%	$114,192	69	0.08%
Money market deposits	212,115	222	0.14%	100,586	213	0.28%
Savings deposits	288,236	203	0.09%	204,686	209	0.14%
Time deposits	49,900	140	0.38%	37,513	157	0.56%
Total deposits	550,251	565	0.14%	456,977	648	0.19%
Junior subordinated debentures	10,310	255	3.31%	10,310	296	3.83%
Other interest-bearing liabilities	14,660	6	0.05%	10,925	7	0.09%
Total interest-bearing liabilities	575,221	826	0.19%	478,212	951	0.27%
Non-interest-bearing deposits	611,422			392,812
Other liabilities	10,048			13,132
Shareholders' equity	113,227			91,506
Total liabilities & equity	$1,309,918			$975,662
Cost of funding interest-earning assets (4)			0.09%			0.14%
Net interest income and margin (5)		$33,960	3.70%		$27,904	4.07%

(1)	Not computed on a tax-equivalent basis.
(2)	Average nonaccrual loan balances of $4.2 million for 2021 and $2.3 million for 2020 are included in average loan balances for computational purposes.
(3)	Net fees included in loan interest income for the nine-month periods ended September 30, 2021 and 2020 were $4,365,000 and $107,000, respectively.
(4)	Total annualized interest expense divided by the average balance of total earning assets.
(5)	Annualized net interest income divided by the average balance of total earning assets.

The following table sets forth changes in interest income and interest expense for the nine-month periods indicated and the amount of change attributable to variances in volume, rates and the combination of volume and rates based on the relative changes of volume and rates:

	2021 over 2020 change in net interest income
	for the nine months ended September 30,
	(in thousands)
	Volume (1)	Rate (2)	Mix (3)	Total

Interest-earning assets:
Loans	$3,418	$1,765	$207	$5,390
Investment securities	1,118	(440)	(190)	488
Interest bearing deposits	351	(93)	(205)	53
Total interest income	4,887	1,232	(188)	5,931
Interest-bearing liabilities:
NOW deposits	(69)	-	-	(69)
Money market deposits	236	(107)	(120)	9
Savings deposits	85	(65)	(26)	(6)
Time deposits	52	(52)	(17)	(17)
Junior subordinated debentures	-	(41)	-	(41)
Other	2	(2)	(1)	(1)
Total interest expense	306	(267)	(164)	(125)
Net interest income	$4,581	$1,499	$(24)	$6,056

(1)	The volume change in net interest income represents the change in average balance divided by the previous year’s rate.
(2)	The rate change in net interest income represents the change in rate divided by the previous year’s average balance.
(3)	The mix change in net interest income represents the change in average balance multiplied by the change in rate.

Provision for loan losses. During the nine months ended September 30, 2021 and 2020 we recorded a provision for loan losses of $875 thousand and $2.8 million respectively. See “Analysis of Asset Quality and Allowance for Loan Losses” for a discussion of loan quality trends and the provision for loan losses.

Non-interest income.  During the nine months ended September 30, 2021, non-interest income totaled $6.2 million, a decrease of $78 thousand from the $6.3 million earned during the nine months ended September 30, 2020. This decrease resulted from a decline in gains on sale of loans of $354 thousand and a $218 thousand gain on sale of an administrative building during the second quarter of 2020.  These items were mostly offset by a $473 thousand increase in interchange income from $1.9 million during the nine months ended September 30, 2020 to $2.4 million during 2021. Loans held for sale increased from $3.7 million at September 30,2020 to $28.4 million at September 30, 2021.  We expect to sell some of these loans in the fourth quarter of 2021; however, the majority of the loans will not be sold until 2022. Loans originated for sale totaled $32.7 million during the first nine months of 2021 and $18.6 million during the 2020 period.  Proceeds from sale of loans totaled $8.3 million during the first nine months of 2021 and $21.3 million during the 2020 period.

The following table describes the components of non-interest income for the nine-month periods ended September 30, 2021 and 2020, dollars in thousands:

	For the Nine Months Ended
	September 30,
	2021	2020	Dollar Change	Percentage Change
Interchange income	2,367	1,894	473	25.0%
Service charges on deposit accounts	1,743	1,760	(17)	-1.0%
Loan servicing fees	623	612	11	1.8%
Gain on sale of loans, net	591	945	(354)	-37.5%
Earnings on life insurance policies	279	260	19	7.3%
Gain on sale of building	-	218	(218)	-100.0%
Other	628	620	8	1.3%
Total non-interest income	$6,231	$6,309	$(78)	-1.2%

Non-interest expense.  During the nine months ended September 30, 2021, total non-interest expense increased by $855 thousand from the comparable period in 2020. The largest components of this increase were increases of $585 thousand in professional fees, $565 thousand in outside service fees and $296 in occupancy and equipment expense.  Professional fees included legal, investment banking, consulting and accounting costs related to the acquisition of Bank of Feather River totaling $461 thousand during the current period, while outside services included $84 thousand in merger related costs.   In addition to merger related costs, the single largest increase in professional fees was $82 thousand in consulting costs related to implementation of the current expected credit losses methodology for estimating allowances for credit losses. Increases in outside service fees include operating costs associated with our Yuba City branch including data processing, item  processing, statement processing, online banking expenses and network administration totaling $143 thousand, an increase of $92 thousand in interchange expense consistent with the increase in interchange income, $133 thousand in costs related to outsourcing of various Human Resources functions effective April 1, 2021 and employee recruitment fees of $66 thousand.. The increase in occupancy and equipment costs includes $167 thousand related to the Yuba City branch.

Mostly offsetting the increases in non-interest expense was a decline of $877 thousand in salary and benefit expense. During the second and third quarters of 2021 the Company qualified for the Employee Retention Credit (ERC). The ERC was made available under the Coronavirus Aid, Relief, and Economic Security Act and modified and extended under the Taxpayer Certainty and Disaster Tax Relief Act of 2020.  We recorded an ERC of $2.3 million during the current period as a reduction of salary and benefit expense. In addition to the ERC, the deferral of loan origination costs, which reduces salary and benefit expense, increased by $591 thousand.  These items were partially offset by an increase in other components of salary and benefit expense the largest of which were an increase of $1.0 million in bonus expense  consistent with the increase in income during the comparable periods and an increase in commission expense of $536 thousand related to an increase in SBA activity as well as commissions earned on PPP loan production and forgiveness activities and an increase in salary expense of $392 thousand of which $342 thousand was related to the Yuba City branch.

The following table describes the components of non-interest expense for the nine-month periods ended September 30, 2021 and 2020, dollars in thousands:

	For the Nine Months Ended
	September 30,
	2021	2020	Dollar Change	Percentage Change
Salaries and employee benefits	$8,694	$9,571	$(877)	-9.2%
Occupancy and equipment	2,838	2,542	296	11.6%
Outside service fees	2,718	2,153	565	26.2%
Professional fees	1,039	454	585	128.9%
Telephone and data communication	536	452	84	18.6%
Armored car and courier	355	315	40	12.7%
Director compensation and expense	329	322	7	2.2%
Advertising and shareholder relations	325	410	(85)	-20.7%
Deposit insurance	290	182	108	59.3%
Business development	222	215	7	3.3%
Loan collection expenses	207	162	45	27.8%
Amortization of Core Deposit Intangible	167	153	14	9.2%
Stationery and supplies	87	88	(1)	-1.1%
Other	418	351	67	19.1%
Total non-interest expense	$18,225	$17,370	$855	4.9%

Provision for income taxes. The Company recorded an income tax provision of $5.6 million, or 26.5% of pre-tax income for the nine months ended September 30, 2021. This compares to an income tax provision of $3.9 million, or 27.4% of pre-tax income for the nine months ended September 30, 2020. The percentages for 2021 and 2020 differ from statutory rates as tax exempt items of income such as earnings on Bank owned life insurance and municipal loan and securities interest decrease taxable income and during 2021 nondeductible merger expenses. The decrease in the effective tax rate in the current period is primarily related to the the ERC which is not taxable for state income tax.

RESULTS OF OPERATIONS FOR THE three MONTHS ENDED September 30, 2021

Net Income. The Company recorded net income of $6.6 million for the three months ended September 30, 2021 up $2.9 million from net income of $3.7 million for the three months ended September 30, 2020.  An increase of $4.0 million in net interest income and a decline of $550 thousand in the provision for loan losses were partially offset by a decline of a $160 thousand in non-interest income and increases of $797 thousand in non-interest expense and $722 thousand in the provision for income taxes.  The annualized return on average assets was 1.71% for the three months ended September 30, 2021  up from 1.37% for the three months ended September 30, 2020. The annualized return on average equity increased from 15.5% during the third quarter of 2020 to 19.6% during the current quarter.

The following is a detail discussion of each component of the change in net income.

Net interest income before provision for loan losses.   Driven by the acquisition of BFR and an increase in PPP fees, net interest income increased by $4.0 million from $9.5 million during the three months ended September 30, 2020 to $13.5 million for the three months ended September 30, 2021.

The increase in net interest income includes an increase of $4.1 million in interest income and an increase of $41 thousand in interest expense. Interest and fees on loans increased by $1.6 million related to the amortization of loan fees/costs on PPP loans and an increase in average loan balances related to the acquisition of BFR.  During the current quarter we recorded amortization of loan fees, net of loan costs, on PPP loans totaling $2.5 million, an increase of $2.0 million from $558 thousand during the third quarter in 2020.  This includes normal amortization on our PPP portfolio and the effect of $63 million in PPP loan forgiveness.

Average loan balances increased by $134 million, while the average yield on loans increased by 89 basis points from 4.81% during the third quarter of 2020 to 5.70% during the current quarter. Excluding the effect of the PPP loans, loan yield would have declined by 18 basis points to 5.0% for the current quarter and 5.18% during the third quarter of 2020. The change in loan yield from 2020 includes the effect of a reduction in market rates offset by the increase in the amortization of loan fees on PPP loans as discussed above. Interest on investment securities increased by $358 thousand related to growth in the investment portfolio. Average investment securities increased by $100 million to $255 million. The average yield on investment securities during the three months ended September 30, 2021 was 1.80%, a decline of 25 basis points from 2.05% during the third quarter of 2020. Interest on cash balances increased by $73 thousand related to an increase in average balances of $152 million and an increase in average yield of 4 basis points to 0.16%.

Interest expense on deposits increased by $38 thousand to $228 thousand for the three months ended September 30, 2021, up from $190 thousand during the 2020 quarter.  This increase was related to growth in average interest bearing deposits of $155 million from $489 million during the third quarter of 2020 to $644 million during the current quarter. The average rate paid on interest bearing deposits declined slightly from 15 basis points during the third quarter of 2020 to 14 basis points during the current quarter.

Interest expense on other interest-bearing liabilities increased by $3 thousand from $88 thousand during the three months ended September 30, 2020 to $91 thousand during the current quarter related to a slight increase in rate paid on junior subordinated debentures from 3.32% during the third quarter of 2020 to 3.46% during the current quarter.

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

	For the Three Months Ended			For the Three Months Ended
	September 30, 2021			September 30, 2020
	Average			Average
	Balance	Interest	Yield/	Balance	Interest	Yield/
	(in thousands)	(in thousands)	Rate	(in thousands)	(in thousands)	Rate

Interest-earning assets:
Loans (1) (2) (3)	$876,826	$12,603	5.70%	$742,443	$8,978	4.81%
Investment securities (1)	255,034	1,157	1.80%	155,286	799	2.05%
Interest-bearing deposits	270,655	109	0.16%	118,513	36	0.12%
Total interest-earning assets	1,402,515	13,869	3.92%	1,016,242	9,813	3.84%
Cash and due from banks	61,373			23,609
Other assets	59,386			35,262
Total assets	$1,523,274			$1,075,113

Interest-bearing liabilities:
NOW deposits	$-	-	-%	$122,274	21	0.07%
Money market deposits	250,034	95	0.15%	108,313	54	0.20%
Savings deposits	326,097	67	0.08%	221,360	69	0.12%
Time deposits	67,505	66	0.39%	37,309	46	0.49%
Total deposits	643,636	228	0.14%	489,256	190	0.15%
Junior subordinated debentures	10,310	90	3.46%	10,310	86	3.32%
Other interest-bearing liabilities	13,575	1	0.03%	11,232	2	0.07%
Total interest-bearing liabilities	667,521	319	0.19%	510,798	278	0.22%
Non-interest-bearing deposits	709,896			452,009
Other liabilities	12,862			17,299
Shareholders' equity	132,995			95,007
Total liabilities & equity	$1,523,274			$1,075,113
Cost of funding interest-earning assets (4)			0.09%			0.11%
Net interest income and margin (5)		$13,550	3.83%		$9,535	3.73%

(1)	Not computed on a tax-equivalent basis.
(2)	Average nonaccrual loan balances of $6.2 million for 2021 and $2.3 million for 2020 are included in average loan balances for computational purposes.
(3)	Net fees included in loan interest income for the three-month periods ended September 30, 2021 and 2020 were $2,180,000 and $315,000, respectively.
(4)	Total annualized interest expense divided by the average balance of total earning assets.
(5)	Annualized net interest income divided by the average balance of total earning assets.

The following table sets forth changes in interest income and interest expense for the three-month periods indicated and the amount of change attributable to variances in volume, rates and the combination of volume and rates based on the relative changes of volume and rates:

	2021 over 2020 change in net interest income
	for the three months ended September 30,
	(in thousands)
	Volume (1)	Rate (2)	Mix (3)	Total

Interest-earning assets:
Loans	$1,629	$1,669	$327	$3,625
Investment securities	515	(97)	(60)	358
Interest bearing deposits	46	12	15	73
Total interest income	2,190	1,584	282	4,056
Interest-bearing liabilities:
NOW deposits	(21)	-	-	(21)
Money market deposits	71	(13)	(17)	41
Savings deposits	33	(24)	(11)	(2)
Time deposits	37	(10)	(7)	20
Junior subordinated debentures	-	4	-	4
Other	-	(1)	-	(1)
Total interest expense	120	(44)	(35)	41
Net interest income	$2,070	$1,628	$317	$4,015

(1)	The volume change in net interest income represents the change in average balance divided by the previous year’s rate.
(2)	The rate change in net interest income represents the change in rate divided by the previous year’s average balance.
(3)	The mix change in net interest income represents the change in average balance multiplied by the change in rate.

Provision for loan losses. During the three months ended September 30, 2021 and 2020 we recorded a provision for loan losses of $250 thousand and $800 thousand, respectively. See “Analysis of Asset Quality and Allowance for Loan Losses” for a discussion of loan quality trends and the provision for loan losses.

Non-interest income. During the three months ended September 30, 2021 and 2020, non-interest income totaled $2.0 million and $2.2 million, respectively. The single largest reduction in non-interest income was $317 thousand in gain on sale of SBA loans. During the current quarter we did not sell SBA loans. Loans originated for sale during the current quarter totaled $17.8 million. Partially offsetting the reduction in gain on sale of loans were increases in service charge income of $89 thousand and interchange income of $40 thousand.

The following table describes the components of non-interest income for the three-month periods ended September 30, 2021 and 2020, dollars in thousands:

	For the Three Months Ended
	September 30,
	2021	2020	Dollar Change	Percentage Change
Interchange income	$839	$799	$40	5.0%
Service charges on deposit accounts	636	547	89	16.3%
Loan servicing fees	200	213	(13)	-6.1%
Earnings on life insurance policies	104	85	19	22.4%
Gain on sale of loans, net	-	317	(317)	-100.0%
Other	222	200	22	11.0%
Total non-interest income	$2,001	$2,161	$(160)	-7.4%

Non-interest expense.  During the three months ended September 30, 2021, total non-interest expense increased by $797 thousand from the comparable period in 2020. The largest components of this increase were increases of $314 thousand in outside service fees and $203 thousand in occupancy and equipment expense and $79 thousand in professional fees. Increases in outside service fees include operating costs associated with our Yuba City branch including data processing, item  processing, statement processing, online banking expenses and network administration totaling $143 thousand, employee recruitment fees of $66 thousand and  $71 thousand in costs related to outsourcing of various Human Resources functions effective April 1, 2021. The increase in occupancy and equipment costs includes $167 thousand related to the Yuba City branch.  In addition to merger related costs of $23 thousand, the single largest increase in professional fees was $40 thousand in consulting costs related to implementation of the current expected credit losses methodology for estimating allowances for credit losses.

Partially offsetting the increases in non-interest expense described above was a decline of $185 thousand in salary and benefit expense. During the current quarter the Company qualified for the Employee Retention Credit (ERC). We recorded an ERC of $1.2 million during the current quarter as a reduction of salary and benefit expense. In addition to the ERC, the deferral of loan origination costs, which reduces salary and benefit expense, increased by $278 thousand.  These items were partially offset by an increase in other components of salary and benefit expense the largest of which were an increase of $498 thousand in bonus expense consistent with the increase in income during the comparable periods, an increase in commission expense of $182 thousand related to an increase in SBA activity and an increase in salary expense of $463 thousand of which $342 thousand was related to the Yuba City branch.

The following table describes the components of non-interest expense for the three-month periods ended September 30, 2021 and 2020, dollars in thousands:

	For the Three Months Ended
	September 30,
	2021	2020	Dollar Change	Percentage Change
Salaries and employee benefits	$2,940	$3,125	$(185)	-5.9%
Outside service fees	1,101	787	314	39.9%
Occupancy and equipment	1,043	840	203	24.2%
Professional fees	246	167	79	47.3%
Telephone and data communication	206	150	56	37.3%
Advertising and shareholder relations	154	161	(7)	-4.3%
Director compensation and expense	132	104	28	26.9%
Armored car and courier	130	116	14	12.1%
Deposit insurance	128	65	63	96.9%
Loan collection expenses	113	63	50	79.4%
Business development	95	63	32	50.8%
Amortization of Core Deposit Intangible	83	51	32	62.7%
Stationery and supplies	36	29	7	24.1%
Other	194	83	111	133.7%
Total non-interest expense	$6,601	$5,804	$797	13.7%

Provision for income taxes. The Company recorded an income tax provision of $2.1 million, or 24.4% of pre-tax income for the three months ended September 30, 2021. This compares to an income tax provision of $1.4 million, or 27.5% of pre-tax income for the three months ended September 30, 2020. The percentages for 2021 and 2020 differ from statutory rates as tax exempt items of income such as earnings on Bank owned life insurance and municipal loan and securities interest decrease taxable income and during 2021 nondeductible merger expenses. The decrease in the effective tax rate in the current period is primarily related to the ERC which is not taxable for state income tax.

FINANCIAL CONDITION

Total assets at September 30, 2021 were $1.6 billion, an increase of $460 million from December 31, 2020. Net loans increased by $128.5 million from $700.1 million at December 31, 2020 to $828.6 million at September 30, 2021. Loans held for sale increased by $27.7 million from $693 thousand at December 31, 2020 to $28.4 million at September 30, 2021. Investment securities increased by $95.5 million from $179.6 million at December 31, 2020 to $275.1 million at September 30, 2021. Cash and cash equivalents totaled $373.0 million at September 30, 2021 up $188.1 million from $184.9 million at December 31, 2020.  Total assets, gross loans and deposits at our recently acquired Yuba City branch, were $184 million, $153 million and $173 million, respectively.

Deposits totaled $1.4 billion at September 30, 2021, an increase of $430.5 million from $974.0 million at December 31, 2020. Shareholders’ equity increased by $29.3 million from $100.2 million at December 31, 2020 to $129.5 million at September 30, 2021.

Loan Portfolio. Related to the acquisition of BFR, gross loans increased by $130 million, or 18%, from $709 million at December 31, 2020 to $839 million at September 30, 2021. The  largest areas of growth in the Company’s loan portfolio were $62 million in agricultural loans and $51 million in commercial real estate loans. PPP loans, which are in the commercial category, deceased by $10.8 million from $70.7 million at December 31, 2020 to $59.9 million at September 30, 2021. Unearned fees, net of costs on PPP loans totaled $2.4 million at September 30, 2021.  Although the Company offers a broad array of financing options, it continues to concentrate its focus on small to medium sized commercial businesses. These loans offer diversification as to industries and types of businesses, thus limiting material exposure in any industry concentrations. The Company offers both fixed and floating rate loans and obtains collateral in the form of real property, business assets and deposit accounts, but looks to business and personal cash flows as its primary source of repayment.

As shown in the following table the Company's largest lending categories are commercial real estate loans, agricultural loans, commercial loans and auto loans.

		Percent of		Percent of
		Loans in Each		Loans in Each
	Balance at End	Category to	Balance at End	Category to
(dollars in thousands)	of Period	Total Loans	of Period	Total Loans
	09/30/2021	09/30/2021	12/31/2020	12/31/2020
Commercial	$124,254	14.8%	$117,192	16.5%
Agricultural	134,638	16.0%	72,911	10.3%
Real estate – residential	10,139	1.2%	11,399	1.6%
Real estate – commercial	402,921	48.0%	352,027	49.6%
Real estate – construction & land	39,085	4.7%	25,306	3.6%
Equity Lines of Credit	33,254	4.0%	34,744	4.9%
Auto	90,439	10.8%	91,080	12.8%
Other	4,213	0.5%	4,587	0.7%
Total Gross Loans	$838,943	100%	$709,246	100%

The Company’s real estate related loans, including real estate mortgage loans, real estate construction and land development loans, consumer equity lines of credit, and agricultural loans secured by real estate comprised 69% of the total loan portfolio at September 30, 2021. Moreover, the business activities of the Company currently are focused in the California counties of Plumas, Nevada, Placer, Lassen, Modoc, Shasta, Sierra, and Sutter and in Washoe and Carson City Counties in Northern Nevada. Consequently, the results of operations and financial condition of the Company are dependent upon the general trends in these economies and, in particular, the commercial real estate markets. In addition, the concentration of the Company's operations in these areas of Northeastern California and Northwestern Nevada exposes it to greater risk than other banking companies with a wider geographic base in the event of catastrophes, such as earthquakes, fires and floods in these regions.

The rates of interest charged on variable rate loans are set at specific increments in relation to the Company's lending rate or other indexes such as the published prime interest rate or U.S. Treasury rates and vary with changes in these indexes. The frequency in which variable rate loans reprice can vary from one day to several years. At September 30, 2021 and December 31, 2020, approximately 73% and 68%, respectively of the Company's loan portfolio was comprised of variable rate loans. Loans indexed to the prime interest rate or an equivalent rate totaled approximately 23% of the Company’s loan portfolio; these loans reprice within one day to three months of a change in the prime rate. At September 30, 2021 and December 31, 2020, 55% and 43%, respectively of the variable loans were at their respective floor rate. While real estate mortgage, agricultural, commercial and consumer lending remain the foundation of the Company's historical loan mix, some changes in the mix have occurred due to the changing economic environment and the resulting change in demand for certain loan types. The most significant change in loan mix was the increase in Agricultural loans, which increased from 10.3% of the portfolio at December 31, 2020 to 16.0% as September 30, 2021 related to the acquisition of BFR.

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

	For the Nine Months Ended		For the Year Ended
(dollars in thousands)	September 30,		December 31,
	2021	2020	2020	2019	2018
Balance at beginning of period	$9,902	$7,243	$7,243	$6,958	$6,669
Charge-offs:
Commercial and agricultural	189	131	131	587	325
Real estate mortgage	-	-	-	-	25
Real estate construction & land	-	-	-	-	-
Consumer (includes equity LOC & Auto)	503	537	656	934	841
Total charge-offs	692	668	787	1,521	1,191
Recoveries:
Commercial and agricultural	56	21	34	26	83
Real estate mortgage	9	9	23	7	114
Real estate construction & land	-	-	-	-	3
Consumer (includes equity LOC & Auto)	155	195	214	273	280
Total recoveries	220	225	271	306	480
Net charge-offs	472	443	516	1,215	711
Provision for loan losses	875	2,800	3,175	1,500	1,000
Balance at end of period	$10,305	$9,600	$9,902	$7,243	$6,958
Net charge-offs during the period to average loans (annualized for the nine-month periods)	0.08%	0.09%	0.07%	0.21%	0.14%
Allowance for loan losses to total loans	1.23%	1.29%	1.40%	1.17%	1.23%

During the nine months ended September 30, 2021 and 2020 we recorded a provision for loan losses of $875 thousand and $2.8 million, respectively. Net charge-offs totaled $472 thousand during the nine months ended September 30, 2021, an increase of $29 thousand from $443 thousand during the nine months ended September 30, 2020.

The following table provides a breakdown of the allowance for loan losses at September 30, 2021 and December 31, 2020:

		Percent of		Percent of
		Loans in Each		Loans in Each
	Balance at End	Category to	Balance at End	Category to
(dollars in thousands)	of Period	Total Loans	of Period	Total Loans
	2021	2021	2020	2020
Commercial and agricultural	$1,869	30.8%	$1,703	32.4%
Real estate mortgage	5,375	49.2%	4,951	46.3%
Real estate construction & land	649	4.7%	568	3.7%
Consumer (includes equity LOC & Auto)	2,412	15.3%	2,378	17.6%
Total	$10,305	100.0%	$9,600	100.0%

The allowance for loan losses totaled $10.3 million at September 30, 2021 and $9.9 million at December 31, 2020. At least quarterly, the Company evaluates each specific reserve and if it determines that the loss represented by the specific reserve is uncollectable it records a charge-off for the uncollectable portion. General reserves were $10.3 million at September 30, 2021 and $9.7 million at December 31, 2020. The allowance for loan losses as a percentage of total loans was 1.23% at September 30, 2021 and 1.40% at December 31, 2020. The percentage of general reserves to unimpaired loans totaled 1.23% at September 30, 2021 and 1.38% at  December 31, 2020.  Excluding loans acquired from BFR and recorded at fair value, the allowance for loan losses as a percentage of total loans at September 30, 2021 would have been 1.46%.

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

Loans restructured (TDRs) and not included in nonperforming loans in the following table totaled $0.9 million, $0.9 million, $0.9 million, $1.0 million and $1.1 million at September 30, 2021 and December 31, 2020, 2019, 2018, and 2017, respectively. For additional information related to restructured loans see Note 5 to the condensed consolidated financial statements contained within this Form 10-Q.

The following table sets forth the amount of the Company's nonperforming assets as of the dates indicated.

	At
	September 30,	At December 31,
	2021	2020	2019	2018	2017
	(dollars in thousands)

Nonaccrual loans	$4,873	$2,536	$2,050	$1,117	$1,226
Loans past due 90 days or more and still accruing	-	-	-	-	1,796
Total nonperforming loans	4,873	2,536	2,050	1,117	3,022
Other real estate owned	569	403	707	1,170	1,344
Other vehicles owned	23	31	56	53	35
Total nonperforming assets	$5,465	$2,970	$2,813	$2,340	$4,401
Interest income forgone on nonaccrual loans	$325	$119	$158	$46	$50
Interest income recorded on a cash basis on nonaccrual loans	$-	$-	$-	$-	$-
Nonperforming loans to total loans	0.58%	0.36%	0.33%	0.20%	0.62%
Nonperforming assets to total assets	0.35%	0.27%	0.33%	0.28%	0.59%

Nonperforming loans at September 30, 2021 were $4.9 million, an increase of $2.4 million from the $2.5 million balance at December 31, 2020.  This increase relates to two loans totaling $3.3 million which were on Covid related deferral at December 31, 2020. These loan are adequately secured.  There were no specific reserves on nonaccrual loans at September 30, 2021.   Specific reserves on nonaccrual loans totaled $143 thousand at  December 31, 2020. Performing loans past due thirty to eighty-nine days were $4.9 million at September 30, 2021 up from $1.2 million at December 31, 2020.

A substandard loan is not adequately protected by the current sound worth and paying capacity of the borrower or the value of the collateral pledged, if any. Total substandard loans increased by $4.4 million from $1.8 million at December 31, 2020 to $6.2 million at September 30, 2021. Loans classified as special mention decreased by $1.6 million from $3.1 million at December 31, 2020 to $1.5 million at September 30, 2021.  The increase in substandard loans is mostly related to the $3.3 million in loans transferred to nonaccrual as described above which are currently classified as substandard.

At September 30, 2021 and December 31, 2020, the Company's recorded investment in impaired loans totaled $5.0 million and $2.2 million, respectively. The specific allowance for loan losses related to impaired loans totaled $29 thousand and  $174 thousand  at September 30, 2021 and December 31, 2020.

It is the policy of management to make additions to the allowance for loan losses so that it remains appropriate to absorb the inherent risk of loss in the portfolio. Management believes that the allowance at September 30, 2021 is appropriate. However, the determination of the amount of the allowance is judgmental and subject to economic conditions which cannot be predicted with certainty. Accordingly, the Company cannot predict whether charge-offs of loans in excess of the allowance may occur in future periods.

Loans Held for Sale. Included in the loan portfolio are loans which are 75% to 90% guaranteed by the Small Business Administration (SBA), US Department of Agriculture Rural Business Cooperative Service (RBS) and Farm Services Agency (FSA). The guaranteed portion of these loans may be sold to a third party, with the Bank retaining the unguaranteed portion. The Company can receive a premium in excess of the adjusted carrying value of the loan at the time of sale.

As of  September 30, 2021 and December 31, 2020 the Company had $28.4 million and $693 thousand, respectively in SBA government guaranteed loans held for sale. Loans held for sale are recorded at the lower of cost or fair value and therefore may be reported at fair value on a non-recurring basis. The fair values for loans held for sale are based on either observable transactions of similar instruments or formally committed loan sale prices.

OREO represents real property acquired by the Bank either through foreclosure or through a deed in lieu thereof from the borrower. Repossessed assets include vehicles and other commercial assets acquired under agreements with delinquent borrowers. OREO holdings represented four properties totaling $0.6 million at September 30, 2021 and three properties totaling $0.4 million at  December 31, 2020. Nonperforming assets as a percentage of total assets were 0.35% at September 30, 2021 and 0.27% at December 31, 2020.

The following table provides a summary of the change in the number and balance of OREO properties for the nine months ended September 30, 2021 and 2020 (dollars in thousands):

	Nine Months Ended September 30,
	#	2021	#	2020
Beginning Balance	3	$403	3	$707
Additions	2	259	1	56
Dispositions	1	(56)	-	-
Provision from change in OREO valuation		(37)	-	-
Ending Balance	4	$569	4	$763

Investment Portfolio and Federal Funds Sold. Total investment securities were $275 million as of September 30, 2021 and $180 million as of December 31, 2020. Unrealized gains on available-for-sale investment securities totaling $2,047,000 were recorded, net of $605,000 in tax expense, as accumulated other comprehensive income within shareholders' equity at September 30, 2021.   Unrealized gains on available-for-sale investment securities totaling $6,595,000 were recorded, net of $1,950,000 in tax expense, as accumulated other comprehensive income within shareholders' equity at December 31, 2020. No securities were sold during the nine months ended September 30, 2021 and 2020.

The investment portfolio at September 30, 2021 consisted of $147.0 million in securities of U.S. Government-sponsored agencies, $43.1 million in securities of U.S. Government-agencies and 175 municipal securities totaling $84.9 million. The investment portfolio at December 31, 2020 consisted of $110.7 million in securities of U.S. Government-sponsored agencies, $10.5 million in securities of U.S. Government-agencies and 135 municipal securities totaling $58.4 million.

There were no Federal funds sold at September 30, 2021 and December 31, 2020; however, the Bank maintained interest earning balances at the Federal Reserve Bank totaling $301.2 million at September 30, 2021 and $143.7 million at December 31, 2020. The balance, at September 30, 2021, earns interest at the rate of 0.15%.

The Company classifies its investment securities as available-for-sale or held-to-maturity. Currently all securities are classified as available-for-sale. Securities classified as available-for-sale may be sold to implement the Company's asset/liability management strategies and in response to changes in interest rates, prepayment rates and similar factors.

Deposits. Total deposits increased by $430 million from $974 million at December  31, 2020 to $1.4 billion at September 30, 2021. In addition to the deposits acquired in the acquisition of BFR , we attribute much of this increase to retention of proceeds from PPP loans, a more cautious consumer, and continued growth in our customer base. The increase in deposits includes increases of $211 million in demand deposits, $101 million in savings accounts, $92 million in money market accounts and $26 million in time deposits.

The following table shows the distribution of deposits by type at September 30, 2021 and December 31, 2020.

		Percent of		Percent of
		Deposits in Each		Deposits in Each
	Balance at End	Category to	Balance at End	Category to
(dollars in thousands)	of Period	Total Deposits	of Period	Total Deposits
	09/30/2021	09/30/2021	12/31/2020	12/31/2020
Non-interest bearing	$728,021	51.8%	$516,682	53.0%
Money Market	265,440	18.9%	173,557	17.8%
Savings	344,236	24.5%	243,419	25.0%
Time	66,749	4.8%	40,316	4.2%
Total Deposits	$1,404,446	100%	$973,974	100%

Deposits represent the Bank's primary source of funds. Deposits are primarily core deposits in that they are demand, savings and time deposits generated from local businesses and individuals. These sources are considered to be relatively stable, long-term relationships thereby enhancing steady growth of the deposit base without major fluctuations in overall deposit balances. The Company experiences, to a small degree, some seasonality with the slower growth period between November through April, and the higher growth period from May through October. To assist in meeting any funding demands, the Company maintains a secured borrowing arrangement with the FHLB. There were no brokered deposits at September 30, 2021 or December 31, 2020.

Short-term Borrowing Arrangements. The Company is a member of the FHLB and can borrow up to $230 million from the FHLB secured by commercial and residential mortgage loans with carrying values totaling $406 million. The Company is required to hold FHLB stock as a condition of membership. At September 30, 2021  the Company held $4.5 million of FHLB stock which is recorded as a component of other assets. Based on this level of stock holdings the Company can borrow up to $164.8 million. To borrow the full $230 million in available credit the Company would need to purchase $1.8 million in additional FHLB stock. In addition to its FHLB borrowing line, the Company has unsecured short-term borrowing agreements with three of its correspondent banks in the amounts of $50 million, $20 million and $10 million. There were $5 million in outstanding borrowings to the FHLB at December 31, 2020 and no borrowings outstanding at September 30, 2021. The $5 million matured on May 7, 2021.   There were no outstanding borrowings to the correspondent banks at September 30, 2021 and December 31, 2020.

Note Payable. The Company maintains a $15 million line of credit facility with one of its correspondent banks (the "Note").  Interest on the Note is payable at the "Prime Rate".  There were no borrowings on the Note during the nine months ended September 30, 2021 or the year ended December 31, 2020. The Note is secured by 100 shares of Plumas Bank stock representing the Company's 100% ownership interest in Plumas Bank. Under the Note, the Bank is subject to several negative and affirmative covenants including, but not limited to providing timely financial information, maintaining specified levels of capital, restrictions on additional borrowings, and meeting or exceeding certain capital and asset quality ratios. The Bank was in compliance with all such covenants related to the Note at September 30, 2021 and December 31, 2020.  The Note matures on March 2, 2022.

Repurchase Agreements. The Bank offers a repurchase agreement product for its larger  customers which use securities sold under agreements to repurchase as an alternative to interest-bearing deposits. Securities sold under agreements to repurchase totaling $13.5 million and $13.9 million at September 30, 2021 and December 31, 2020, respectively are secured by U.S. Government agency securities with a carrying amount of $18.6 million and $19.8 million at September 30, 2021 and December 31, 2020, respectively. Interest paid on this product is similar to that which is paid on the Bank’s money market accounts; however, these are not deposits and are not FDIC insured.

Junior Subordinated Deferrable Interest Debentures. Plumas Statutory Trust I and II are business trust subsidiaries formed by the Company with capital at September 30, 2021 of $363,000 and $183,000, respectively, for the sole purpose of issuing trust preferred securities fully and unconditionally guaranteed by the Company.

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

Interest expense recognized by the Company for the nine months ended September 30, 2021 and 2020 related to the subordinated debentures was $255 thousand and $296 thousand, respectively.

Interest Rate Swaps

From time to time, we may use interest rate swaps or other instruments to manage our interest rate exposure and reduce the impact of future interest rate changes.  These financial instruments are not used for trading or speculative purposes.  On May 26, 2020 we entered into two separate interest rate swap agreements, effectively converting the $10 million in Subordinated Debentures to fixed obligations.  The swaps have a 10 year maturity and fix the LIBOR rate on the Subordinated Debentures at approximately 75 basis points. These agreements have been designated and qualify as cash flow hedging instruments and, as such changes in the fair value are recorded in accumulated other comprehensive income/loss to the extent the agreements are effective hedges.  At September 30, 2021  and December 31, 2020 the carrying value of the swaps, which was included in other assets, was an unrealized gain of $559 thousand and $141 thousand, respectively.

Capital Resources

Shareholders’ equity increased by $29.3 million from $100.2 million at December 31, 2020 to $129.5 million at September 30, 2021. The $29.3 million increase was related to earnings during the first nine months of 2021 of $15.5 million, issuance of stock common stock with a value of $18.6 million in the acquisition of Feather River Bancorp, Inc. and $0.4 million representing stock option activity partially offset by a decrease in accumulated other comprehensive income, net of tax of  $2.9 million and three quarterly cash dividends totaling of $2.3 million.

It is the policy of the Company to periodically distribute excess retained earnings to the shareholders through the payment of cash dividends. Such dividends help promote shareholder value and capital adequacy by enhancing the marketability of the Company’s stock. All authority to provide a return to the shareholders in the form of a cash or stock dividend or split rests with the Board of Directors. The Board will periodically, but on no regular schedule, review the appropriateness of a cash dividend payment. Banking regulations limit the amount of dividends that may be paid without prior approval of regulatory agencies. The Company is subject to various restrictions on the payment of dividends. Quarterly cash dividends of $0.14, $0.14, $0.14, $0.12, $0.12 and $0.12 per shares were paid on August 16, 2021,  May 17, 2021, February 15, 2021, November 16, 2020, August 14, 2020 and May 15, 2020, respectively.

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

In July, 2013, the federal bank regulatory agencies adopted rules implementing the Basel Committee on Banking Supervision’s capital guidelines for U.S. depository organizations, sometimes called “Basel III,” that increased the minimum regulatory capital requirements for bank holding companies and depository institutions and implemented strict eligibility criteria for regulatory capital instruments. The Basel III capital rules include a minimum common equity Tier 1 ratio of 4.5%, a Tier 1 capital ratio of 6.0%, a total risk-based capital ratio of 8.0%, and a minimum leverage ratio of 4.0% (calculated as Tier 1 capital to average consolidated assets). The minimum capital levels required to be considered “well capitalized” include a common equity Tier 1 ratio of 6.5%, a Tier 1 risk-based capital ratio of 8.0%, a total risk-based capital ratio of 10.0%  and a leverage ratio of 5.0%.  In addition, the Basel III capital rules require that banking organizations maintain a capital conservation buffer of 2.5% above the minimum capital requirements in order to avoid restrictions on their ability to pay dividends, repurchase stock or pay discretionary bonuses. Including the capital conservation buffer of 2.5%, the Basel III capital rules require the following minimum ratios for a bank holding company or bank to be considered well capitalized: a common equity Tier 1 capital ratio of 7.0%; a Tier 1 capital ratio of 8.5%, and a total capital ratio of 10.5%. At September 30, 2021 and  December 31, 2020, the Bank’s capital ratios exceed the thresholds necessary to be considered “well capitalized” under the Basel III framework.

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

The following table sets forth the Bank's actual capital amounts and ratios (dollar amounts in thousands):

			Minimum Amount of Capital Required
					To be Well-Capitalized
			For Capital		Under Prompt
	Actual		Adequacy Purposes (1)		Corrective Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
September 30, 2021
Common Equity Tier 1 Ratio	$129,271	14.1%	$41,207	4.5%	$59,521	6.5%
Tier 1 Leverage Ratio	129,271	8.6%	60,152	4.0%	75,191	5.0%
Tier 1 Risk-Based Capital Ratio	129,271	14.1%	54,942	6.0%	73,257	8.0%
Total Risk-Based Capital Ratio	139,917	15.3%	73,257	8.0%	91,571	10.0%

December 31, 2020
Common Equity Tier 1 Ratio	$103,361	14.2%	$32,802	4.5%	$47,381	6.5%
Tier 1 Leverage Ratio	103,361	9.2%	45,017	4.0%	56,271	5.0%
Tier 1 Risk-Based Capital Ratio	103,361	14.2%	43,736	6.0%	58,315	8.0%
Total Risk-Based Capital Ratio	112,485	15.4%	58,315	8.0%	72,894	10.0%

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

Off-Balance Sheet Arrangements

Loan Commitments. In the normal course of business, there are various commitments outstanding to extend credits that are not reflected in the financial statements. Commitments to extend credit and letters of credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Annual review of commercial credit lines, letters of credit and ongoing monitoring of outstanding balances reduces the risk of loss associated with these commitments. As of September 30, 2021, the Company had $164.7 million in unfunded loan commitments and $452 thousand in letters of credit. This compares to $144.4 million in unfunded loan commitments and $531 thousand in letters of credit at December 31, 2020. Of the $164.7 million in unfunded loan commitments, $114.6 million and $50.1 million represented commitments to commercial and consumer customers, respectively. Of the total unfunded commitments at September 30, 2021, $103.7 million were secured by real estate, of which $63.5 million was secured by commercial real estate and $40.2 million was secured by residential real estate mostly in the form of equity lines of credit. The commercial loan commitments not secured by real estate primarily represent business lines of credit, while the consumer loan commitments not secured by real estate primarily represent revolving credit card lines and overdraft protection lines. Since some of the commitments are expected to expire without being drawn upon the total commitment amounts do not necessarily represent future cash requirements.

Leases. At September 30, 2021 the Company was leasing three depository branches one of which is a land lease as we own the building, two lending offices, three administrative offices and two non-branch automated teller machine locations. Including variable lease expense, total rent expense under all leases was $352 thousand and $320 thousand during the nine months ended September 30, 2021 and 2020, respectively. The expiration dates of the leases vary, with the first such lease expiring during 2021 and the last such lease expiring during 2044.

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

The Company is a member of the FHLB and can borrow up to $230 million from the FHLB secured by commercial and residential mortgage loans with carrying values totaling $406 million. See “Short-term Borrowing Arrangements” for additional information on our FHLB borrowing capacity. In addition to its FHLB borrowing line, the Company has unsecured short-term borrowing agreements with three of its correspondent banks in the amounts of $50 million, $20 million and $10 million. There were no outstanding borrowings under the FHLB or the correspondent bank borrowing lines at September 30, 2021 or December 31, 2020.

Customer deposits are the Company’s primary source of funds. Total deposits were $1.4 billion at September 30, 2021 and $974 million at December  31, 2020. Deposits are held in various forms with varying maturities. The Company’s securities portfolio, Federal funds sold, FHLB advances, and cash and due from banks serve as the primary sources of liquidity, providing adequate funding for loans during periods of high loan demand. During periods of decreased lending, funds obtained from the maturing or sale of investments, loan payments, and new deposits are invested in short-term earning assets, such as cash held at the FRB, Federal funds sold and investment securities, to serve as a source of funding for future loan growth. Management believes that the Company’s available sources of funds, including borrowings, will provide adequate liquidity for its operations in the foreseeable future.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

The Company’s management, including the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of September 30, 2021.  The Company’s disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the U.S. Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.  Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2021.

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended September 30, 2021 that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

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

31.1*	Rule 13a-14(a) [Section 302] Certification of Principal Financial Officer dated November 10, 2021.

31.2*	Rule 13a-14(a) [Section 302] Certification of Principal Executive Officer dated November 10, 2021.

32.1*	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 dated November 10, 2021.

32.2*	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 dated November 10, 2021.

101.INS*	Inline XBRL Instance Document (the Instance Document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PLUMAS BANCORP
(Registrant)
Date: November 10, 2021
/s/ Richard L. Belstock
Richard L. Belstock
Chief Financial Officer

/s/ Andrew J. Ryback
Andrew J. Ryback
Director, President and Chief Executive Officer