Form 10-K
period 2021-12-31
PLUMAS BANCORP
filed 2022-03-17
CIK 1168455

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2021

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

☐ Yes ☒ No

As of June 30, 2021, the aggregate market value of the voting and non-voting common equity held by non-affiliates on the Nasdaq Stock Market was approximately $152.8 million, based on the closing price reported to the Registrant on June 30, 2021 of $32.03 per share.

Shares of Common Stock held by each officer and director have been excluded in that such persons may be deemed to be affiliates.  This determination of the affiliate status is not necessarily a conclusive determination for other purposes.

As of March 14, 2022 there were 5,831,866 shares of the registrant's Common Stock outstanding.

 Documents Incorporated by Reference: Portions of the definitive proxy statement for the 2022 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission pursuant to SEC Regulation 14A are incorporated by reference in Part III, Items 10-14.

i

PART I

Forward-Looking Information

This Annual Report on Form 10-K includes forward-looking statements and information that is subject to the “safe harbor” provisions of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements, which may involve Plumas Bancorp’s plans, beliefs, goals, expectations and forecasts are typically identified with words such as “may,” “could,” “should,” “will,” “would,” “believe,” “anticipate,” “estimate,” “expect,” “intend,” “plan” or words or phases of similar meaning. Forward looking statements involve certain risks and uncertainties that could cause actual results to differ materially from those in the forward-looking statements. Such risks and uncertainties include, but are not limited to, the following factors:

■	The effects of the COVID-19 pandemic, including government and customer responses to the pandemic.

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

■

The costs and effects of changes in laws and regulations and of other legal and regulatory developments, including, but not limited to, increases in FDIC insurance premiums, legal proceedings or regulatory or other governmental inquiries, and the results of regulatory examinations, reviews or other inquires.

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

At December 31, 2021, the Company had consolidated assets of $1.6 billion, deposits of $1.4 billion, other liabilities of $41 million and shareholders’ equity of $134 million.  The Company’s other liabilities include $10.3 million in junior subordinated deferrable interest debentures and $17.3 million in repurchase agreements. These items are described in detail later in this Form 10-K.

We file annual, quarterly, and other reports required under the Securities Exchange Act of 1934 with Securities and Exchange Commission (the “SEC”).  These reports are available at no cost on our website, www.plumasbank.com, as soon as reasonably practicable after filing with the SEC. These reports are also available through the SEC’s website at www.sec.gov.   The address of our headquarters is 5525 Kietzke Lane, Suite 100, Reno, Nevada, 89511.

The Bank. The Bank is a California state-chartered bank that was incorporated in July 1980 and opened for business in December 1980.  The Bank’s deposit accounts are insured by the Federal Deposit Insurance Corporation (the “FDIC”) up to applicable legal limits. The Bank is a member of the Federal Reserve System. At December 31, 2021 the Bank had approximately $1.6 billion in assets, $829 million in net loans and $1.4 billion in deposits (including deposits of $1.1 million from the Company).  It is currently the largest independent bank headquartered in Plumas County. The Bank’s operations are conducted through its administrative office located at 35 South Lindan Avenue, Quincy, California.

The Bank’s primary service area covers the Northeastern portion of California, with Lake Tahoe to the south and the Oregon border to the north, and the Northwestern portion of Nevada. The Bank, through its fourteen-branch network, serves Washoe and Carson City counties in Nevada and the eight contiguous California counties of Plumas, Nevada, Sierra, Placer, Lassen, Modoc, Sutter and Shasta. The branches are located in the California communities of Quincy, Portola, Greenville, Truckee, Fall River Mills, Alturas, Susanville, Chester, Tahoe City, Kings Beach, Redding and Yuba City and in Reno and Carson City, Nevada. On July 1, 2021 we acquired our Yuba City branch with the acquisition of the Bank of Feather River (BFR).  See "Recent Expansion Activities".   The Bank maintains eighteen automated teller machines (“ATMs”) tied in with major statewide and national networks. In addition to its branch network, the Bank operates a lending office specializing in government-guaranteed lending in Auburn, California and commercial/agricultural lending offices located in Chico, California and Klamath Falls, Oregon. The Bank’s primary business is servicing the banking needs of these communities. Its marketing strategy stresses its local ownership and commitment to serve the banking needs of individuals living and working in the Bank’s primary service areas.

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

The Bank provides Small Business Administration (SBA) loans to qualified borrowers throughout Northern California, and Northern Nevada through its government-guaranteed lending center headquartered in Auburn, California.  In 2007 the Bank was granted nationwide Preferred Lender status with the U.S. Small Business Administration and we expect government-guaranteed lending to continue to be an important part of our overall lending operation. During 2021 proceeds from the sale of government-guaranteed loans totaled $15.8 million and we generated a gain on sale of $1.0 million. SBA loans available for sale at December 31, 2021 totaled $31.3 million, an increase of $30.6 million from $0.7 million at December 31, 2020.

The Agricultural Credit Centers located in Alturas, Chico, Yuba City and Klamath Falls, Oregon provide an array of credit services supporting the agricultural activities that are key to the continued economic development of these communities.  “Ag lending” clients include a full range of individual farming customers, small to medium-sized business farming organizations and corporate farming units.

As of December 31, 2021, the principal areas to which we have directed our lending activities, and the percentage of our total loan portfolio comprised by each, were as follows: (i) commercial real estate – 49.9%; (ii) agricultural loans (including agricultural real estate loans) – 15.1%, (iii) consumer loans (including residential equity lines of credit and automobile loans) – 15.1%, (iv); commercial and industrial loans – 11.9%; (v) construction and land development – 6.1%; and (vi) residential real estate – 1.9% .

In addition to our lending activities, we offer a wide range of deposit products for the commercial and retail banking markets including checking, money market checking, business sweep, public funds sweep, savings, time deposit and retirement accounts, as well as remote deposit, telephone and mobile banking, including mobile deposit, and internet banking with bill-pay options. Interest bearing deposits include higher yielding sweep accounts designed for our commercial customers and for public entities such as municipalities. As of December 31, 2021, the Bank had 38,602 deposit accounts with balances totaling approximately $1.4 billion, compared to 34,368 deposit accounts with balances totaling approximately $974 million at December 31, 2020.  We attract deposits through our customer-oriented product mix, competitive pricing, convenient locations, mobile and internet banking and remote deposit operations, all provided with a high level of customer service.

Most of the Bank’s deposits are attracted from individuals, business-related sources, and smaller municipal entities.  This mix of deposit customers resulted in a relatively modest average deposit balance of approximately $37 thousand at December 31, 2021. However, we believe this broad deposit base makes us less vulnerable to adverse effects from the loss of depositors who may be seeking higher yields in other markets or who may otherwise draw down balances for cash needs.

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

The Bank has devoted a substantial amount of time and capital to the improvement of existing bank services. During 2015 we enhanced our mobile banking services and began offering mobile deposit services, and in 2018 we began offering the ability for our customers to send money to others from their mobile devices through a linked debit card (“P2P” transfers). During 2020 we added the ability for customers to make loan payments via our website regardless of whether they have a deposit relationship with us. During 2021 we increased our online banking product offerings for commercial clients including enhanced security controls.  Additionally, we created a streamlined login process for our consumer clients in order to instantly access their accounts once enrolled in online banking.

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

Dividends. It is the policy of the Company to periodically distribute excess retained earnings to the shareholders through the payment of cash dividends, subject to the approval of the Board of Directors.  During 2021 the Company paid quarterly cash dividends of $0.14 per share on each of November 15, 2021, August 16, 2021, May 17, 2021 and February 15, 2021. During 2020 the Company paid three quarterly $0.12  per share dividends one each on May 15, 2020, August 14, 2020 and November 16, 2020.  During 2019 semi-annual cash dividends were paid as follows:  $0.23 per share on May 15, 2019 and November 15, 2019.

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

Interest Rate Swaps.  From time to time, we may use interest rate swaps or other instruments to manage our interest rate exposure and reduce the impact of future interest rate changes.  These financial instruments are not used for trading or speculative purposes.  On May 26, 2020 we entered into two separate interest rate swap agreements effectively converting the $10 million in floating rate subordinated debentures issued in connection with our trust preferred securities to fixed rated obligations.  The swaps have a 10-year maturity and fix the LIBOR rate on the Subordinated Debentures at approximately 75 basis points. These agreements have been designated and qualify as cash flow hedging instruments and, as such, changes in the fair value are recorded in accumulated other comprehensive income/loss to the extent the agreements are effective hedges.

Business Concentrations.  No individual or single group of related customer accounts is considered material in relation to the Bank's assets or deposits, or in relation to our overall business. However, at December 31, 2021 approximately 72% of the Bank's total loan portfolio consisted of real estate-secured loans, including real estate mortgage loans, real estate construction loans, consumer equity lines of credit, and agricultural loans secured by real estate. Moreover, our business activities are currently focused in the California counties of Plumas, Nevada, Placer, Lassen, Modoc, Shasta, Sutter and Sierra and Washoe and Carson City Counties in Nevada. Consequently, our results of operations and financial condition are dependent upon the general trends in these economies and, in particular, the residential and commercial real estate markets. In addition, the concentration of our operations in these areas of California and Nevada exposes us to greater risk than other banking companies with a wider geographic base in the event of catastrophes, such as earthquakes, fires, drought and floods in these regions in California and Nevada.

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

As of June 30, 2021, within towns in which the Bank has a branch there are 121 banking branch offices of competing institutions (excluding credit unions, but including savings banks), including 100 branches of 16 banks having assets more than $10 billion. As of June 30, 2021, the FDIC estimated the Bank’s market share of insured deposits within the communities it serves to be as follows: Greenville and Portola 100%, Quincy 84%, Chester 66%, Alturas 65%, Susanville 55%, Fall River Mills 31%, Kings Beach 36%, Tahoe City 29%, Truckee 16%, Yuba City 7%, Carson City 3%,  Redding 2% and Reno less than 1%.

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

Our strategy is to counter rising competition by providing our own style of community-oriented, personalized service.  We rely on local promotional activity, personal contacts by our officers, directors, employees, and shareholders, automated 24-hour banking, and the individualized service that we can provide through our flexible policies.  This approach appears to be well-received by our customers who appreciate a more personal and customer-oriented environment in which to conduct their financial transactions. To meet the needs of customers who prefer to bank electronically, we offer telephone banking, mobile banking, remote deposit, mobile deposit, and internet banking with bill payment capabilities.  This high tech and high touch approach allows customers to tailor their access to our services based on their particular preferences.

Employees. At December 31, 2021, we employed 187 persons. On a full-time equivalent basis, we employed 177 persons.  While we expect to hire additional employees as we grow or as a result of attrition, we believe our human capital resources are adequate to support our current business. None of our employees are represented by a labor union, and management considers its relations with employees to be good.

Code of Ethics. Our Board of Directors has adopted a code of business conduct and ethics for directors, officers (including the Company’s principal executive officer and principal financial officer) and financial personnel, known as the Corporate Governance Code of Ethics, or Code of Ethics. The Code of Ethics is available on our website at www.plumasbank.com. Shareholders may request a free copy of this policy from Plumas Bancorp, Ms. Jamie Huynh, Administrative Coordinator, 5525 Kietzke Lane, Suite 100, Reno, Nevada, 89511.

Supervision and Regulation

General. As a banking organization, we are extensively regulated under federal and state law. These laws and regulations are generally intended to protect our customers and the financial system and not our shareholders. Our operations may be affected by legislative changes and by the policies of various regulatory authorities. Any change in applicable laws or regulations may have a material effect on our business and prospects. We cannot accurately predict the nature or the extent of the effects on our business and earnings that fiscal or monetary policies, or new federal or state legislation may have in the future. The following summaries of statutes and regulations are qualified in their entirety by reference to the particular statute or regulation.

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

The activities of bank holding companies are generally limited to the business of banking, managing or controlling banks, and other activities that the FRB has determined to be so closely related to banking or managing or controlling banks as to be a proper incident thereto. Bank holding companies that qualify and register as “financial holding companies” are also able to engage in certain additional financial activities, such as merchant banking and securities and insurance underwriting, subject to limitations set forth in federal law. The Company has not elected to become a financial holding company. As a bank holding company, the Company must obtain prior approval of the FRB before taking any action that causes a bank to become a controlled subsidiary of the bank holding company, acquiring direct or indirect ownership of 5% of the outstanding shares of any class of voting securities of another bank or bank holding company, acquiring all or substantially all the assets of a bank or merging or consolidating with another bank holding company.

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

As a member of the Federal Reserve System, the Bank is required to purchase and maintain stock in the Federal Reserve Bank of San Francisco in an amount equal to 3.00% of the paid-up capital stock and surplus of the Bank and have available another 3.00% in reserves. At December 31, 2021, the Bank had $1.4 million in stock of the Federal Reserve Bank of San Francisco, which was in compliance with this requirement.

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

In July, 2013, the federal bank regulatory agencies adopted rules implementing the Basel Committee on Banking Supervision’s capital guidelines for U.S. depository organizations, sometimes called “Basel III,” that increased the minimum regulatory capital requirements for bank holding companies and depository institutions and implemented strict eligibility criteria for regulatory capital instruments. The Basel III capital rules include a minimum common equity Tier 1 ratio of 4.5%, a Tier 1 capital ratio of 6.0%, a total risk-based capital ratio of 8.0%, and a minimum leverage ratio of 4.0% (calculated as Tier 1 capital to average consolidated assets). The minimum capital levels required to be considered “well capitalized” include a common equity Tier 1 ratio of 6.5%, a Tier 1 risk-based capital ratio of 8.0%, a total risk-based capital ratio of 10.0%  and a leverage ratio of 5.0%.  In addition, the Basel III capital rules require that banking organizations maintain a capital conservation buffer of 2.5% above the minimum capital requirements in order to avoid restrictions on their ability to pay dividends, repurchase stock or pay discretionary bonuses. Including the capital conservation buffer of 2.5%, the Basel III capital rules require the following minimum ratios for a bank holding company or bank to be considered well capitalized: a common equity Tier 1 capital ratio of 7.0%; a Tier 1 capital ratio of 8.5%, and a total capital ratio of 10.5%. At December 31, 2021, the Company’s and the Bank’s capital ratios exceed the thresholds necessary to be considered “well capitalized” under the Basel III framework.

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

In 2019, the federal bank regulators issued a rule establishing a “community bank leverage ratio” (the ratio of a bank’s Tier 1 capital to average total consolidated assets) that qualifying institutions with less than $10 billion in assets may elect to use in lieu of the generally applicable leverage and risk-based capital requirements under Basel III. A qualifying banking organization that elects to use the new ratio will be considered to have met all applicable federal regulatory capital and leverage requirements, including the minimum capital levels required to be considered “well capitalized,” if it maintains a community bank leverage ratio capital exceeding 9%.  The new rule became effective on January 1, 2020.  Plumas Bank has chosen not to opt into the community bank leverage ratio at this time.

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

The California Financial Code restricts the dividends that the Bank may pay to the Company to the lesser of the Bank's retained earnings or the Bank's net income for the latest three fiscal years, less dividends previously declared during that period, or, with the approval of the DFPI, to the greater of the retained earnings of the Bank, the net income of the Bank for its last fiscal year, or the net income of the Bank for its current fiscal year. As of December 31, 2021, the maximum amount available for dividend distribution under this restriction was approximately $39.3 million.  In addition, the Bank is subject to the Basel III capital rules and the capital conservation buffer discussed above.

The foregoing restrictions and limitations on dividends similarly restrict the Company’s ability to repurchase shares of its common stock.

Loans-to-One Borrower.  Under California law, the Bank’s ability to make aggregate secured and unsecured loans-to-one-borrower is limited to 25% and 15%, respectively, of unimpaired capital and surplus.  At December 31, 2021, the Bank’s limit on aggregate secured loans-to-one-borrower was $36.1 million and unsecured loans-to-one borrower was $21.7 million.  The Bank has established internal loan limits that are lower than the legal lending limits for a California bank.

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

Transactions with Affiliates. The Bank is subject to certain restrictions imposed by the Federal Reserve Act on extensions of credit to executive officers, directors, principal shareholders (including the Company) or any related interest of such persons. Extensions of credit must be made on substantially the same terms, including interest rates and collateral, as, and follow credit underwriting procedures that are not less stringent than, those prevailing at the time for comparable transactions with persons not affiliated with the Bank, and must not involve more than the normal risk of repayment or present other unfavorable features. Banks are also subject to certain lending limits and restrictions on overdrafts to such persons. A violation of these restrictions may result in the assessment of substantial civil monetary penalties on the affected bank or any officer, director, employee, agent or other person participating in the conduct of the affairs of that bank, the imposition of a cease and desist order, and other regulatory sanctions.

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

Federal Deposit Insurance. The FDIC insures the Bank’s deposits, up to prescribed statutory limits, through the Deposit Insurance Fund, currently $250,000 per depositor per institution. The Deposit Insurance Fund is funded primarily by FDIC assessments paid by the insured depository institution. The amount of FDIC assessments paid by a depository institution is based on its relative risk of default as measured by regulatory capital ratios and other supervisory factors. The Bank’s FDIC insurance expense totaled $455 thousand for 2021.

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

●

The Truth in Lending Act (“TILA”) is designed to ensure that credit terms are disclosed in a meaningful way so that consumers may compare credit terms more readily and knowledgeably. As a result of the TILA, all creditors must use the same credit terminology to express rates and payments, including the annual percentage rate, the finance charge, the amount financed, the total of payments and the payment schedule, among other things. As a result of the Dodd-Frank Act, Regulation Z promulgated under the TILA includes new limits on loan originator compensation for all closed-end mortgages. These changes include, prohibiting certain payments to a mortgage broker or loan officer based on the transaction’s terms or conditions, prohibiting dual compensation and prohibiting a mortgage broker or loan officer from ‘‘steering’’ consumers to transactions not in their interest to increase mortgage broker or loan officer compensation.

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

The Dodd-Frank Act created the CFPB as an independent federal agency with broad rulemaking, supervisory and enforcement powers under various federal consumer financial protection laws. The CFPB has examination and primary enforcement authority with respect to depository institutions with $10 billion or more in assets. Smaller institutions, including the Bank, are generally subject to rules promulgated by the CFPB but continue to be examined and supervised by their primary federal banking regulators for consumer compliance purposes.

Anti-Money Laundering Laws. A series of banking laws and regulations beginning with the Bank Secrecy Act require banks to prevent, detect, and report illicit or illegal financial activities to the federal government to prevent money laundering, international drug trafficking, and terrorism. Under the US PATRIOT Act of 2001, financial institutions are subject to prohibitions against specified financial transactions and account relationships, requirements regarding the Customer Identification Program, as well as enhanced due diligence and “know your customer” standards in their dealings with high risk customers, foreign financial institutions, and foreign individuals and entities.  These rules also mandate a variety of record keeping, reporting and employee training requirements.

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

Potential Enforcement Actions; Supervisory Agreements. Under federal law, the Company, the Bank and their institution-affiliated parties may be the subject of potential enforcement actions by the federal banking regulators for unsafe and unsound practices in conducting their businesses, or for violations of any law, rule or regulation or provision, any consent order with any agency, any condition imposed in writing by the agency or any written agreement with the agency. Enforcement actions may include the imposition of a conservator or receiver, cease-and-desist orders and written agreements, the termination of insurance of deposits, the imposition of civil money penalties, the payment of restitution and removal and prohibition orders against institution-affiliated parties. The DFPI also has authority to bring similar enforcement actions against the Bank.

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

Effects of Government Monetary Policy. Our earnings and growth are affected not only by general economic conditions, but also by the fiscal and monetary policies of the federal government, particularly the FRB. The FRB implements national monetary policy for such purposes as curbing inflation and combating recession, through its open market operations in U.S. Government securities, control of the discount rate applicable to borrowings from the FRB, and establishment of reserve requirements against certain deposits. These activities influence growth of bank loans, investments and deposits, and also affect interest rates charged on loans or paid on deposits. The Company’s profitability, like most financial institutions, is primarily dependent on interest rate spreads. In general, the difference between the interest rates paid by the Bank on interest-bearing liabilities, such as deposits and other borrowings, and the interest rates received by the Bank on interest-earning assets, such as loans extended to customers and securities held in the investment portfolio, will comprise the major portion of the Company’s earnings. These rates are highly sensitive to many factors that are beyond our control, such as inflation, recession and unemployment, the monetary and fiscal policies of the federal government and the policies of regulatory agencies, particularly the FRB, and the impact which future changes in domestic and foreign economic conditions might have on us cannot be predicted. The nature and impact of future changes in monetary policies and their impact on us cannot be predicted with certainty.

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

The COVID-19 pandemic has caused disruptions to our business and could cause material disruptions in the future. Although the Bank continued operating during mandated shutdowns, impacts to our business during the pandemic have included costs due to additional health and safety precautions implemented at our offices and the transition of a portion of our workforce to home locations, increases in customers' inability to make scheduled loan payments, increases in requests for forbearance and loan modifications, and an adverse effect on accounting estimates that we use to determine our provision and allowance for credit losses.

Given the ongoing and dynamic nature of the circumstances and uncertainty regarding the duration of the pandemic and the need for mitigation measures, it is difficult to predict the full, continuing impact of the COVID-19 outbreak on our business. The extent of such impact will depend on future developments, which are highly uncertain, including when COVID-19 can be controlled and abated and when and how the economy may be fully reopened.

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

As of December 31, 2021, approximately 72% of our total loan portfolio is secured by real estate, the majority of which is commercial real estate. Increases in commercial and consumer delinquency levels or declines in real estate market values would require increased net charge-offs and increases in our allowance for loan losses, which could have a material adverse effect on our business, financial condition and results of operations and prospects.

Change in interest rates could reduce our business and profitability.

Although we maintain a rigorous process for managing the impact of possible interest rate fluctuations on earnings, there is a risk that despite our efforts, our earnings could be significantly and adversely impacted by changes in interest rates.

Our earnings depend largely upon net interest income, which is the difference between the total interest income earned on interest earning assets (primarily loans and investment securities) and the total interest expense incurred on interest bearing liabilities (primarily deposits and borrowed funds). The rate of interest that we earn on assets and pay on liabilities is affected principally by direct competition, and general economic conditions at the state and national level and other factors beyond our control such as actions of the FRB, the general supply of money in the economy, legislative tax policies, governmental budgetary matters, and other state and federal economic policies.

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

We face significant capital and other regulatory requirements as a financial institution. In addition, the Company, on a consolidated basis, and the Bank, on a stand-alone basis, must meet certain regulatory capital requirements and maintain sufficient liquidity. We may need to raise additional capital in the future to provide us with sufficient capital resources and liquidity to meet our commitments and business needs. Our ability to raise additional capital depends on conditions in the capital markets, economic conditions, and a number of other factors, including investor perceptions regarding the banking industry, market conditions and governmental activities, and on our financial condition and performance. Accordingly, we cannot assure that we will be able to raise additional capital if needed or on terms acceptable to us. If we fail to maintain capital to meet regulatory requirements, our financial condition, liquidity and results of operations would be materially and adversely affected.

The markets in which we operate are subject to the risks of drought, fires, earthquakes and other natural disasters.

The occurrence of catastrophic weather events or pandemics could adversely affect our financial condition or results of operations. Most of our offices are located in California, as are most of the real and personal properties securing our loans. The areas in which we operate and lend in California and Nevada are prone to earthquakes, fires, flooding and other natural disasters. In addition to possibly sustaining damage to its own properties, if there is a major earthquake, fire, flood or other natural disaster, we face the risk that many of our borrowers may experience uninsured property losses, or sustained job interruption and/or loss which may materially impair their ability to meet the terms of their loan obligations. Therefore, a major earthquake, fire, flood or other natural disaster in California or Nevada could have a material adverse effect on our business, financial condition, results of operations and cash flows.

Over the past decade, California has experienced a severe drought, though drought conditions have lessened in the past few years.   A significant portion of our borrowers are involved in or are dependent on the agricultural industry in California, which requires water. As of December 31, 2021, approximately 15% of our loans were categorized as agricultural loans. As a result of the drought, there have been governmental proposals concerning the distribution or rationing of water. If the amount of water available to agriculture becomes scarcer due to drought or rationing, growers may not be able to continue to produce agricultural products profitably, which could force some out of business. Although many of our customers are not directly involved in agriculture, they could be impacted by difficulties in the agricultural industry because many jobs and businesses in our market areas are related to the production of agricultural products. Therefore, a drought could adversely impact our loan portfolio, business, financial condition and results of operations.

We face substantial competition from larger banks and other financial institutions.

We face substantial competition for deposits and loans. Competition for deposits primarily comes from other commercial banks, savings institutions, thrift and loan associations, credit unions, money market and mutual funds and other investment alternatives. Competition for loans comes primarily from other commercial banks, savings institutions, credit unions, mortgage banking firms, thrift and loan associations and increasingly “fintech” lending platforms. Larger competitors with larger capital resources have substantially greater resources to invest in technology and marketing and higher lending limits than us. In addition, with greater financial resources, they may be able to offer longer maturities or lower rates. Our competitors may also provide certain products and services for their customers, such as technological solutions, trust services and international banking, that we are unable to offer or may only be able to offer indirectly through correspondent relationships. Ultimately, competition can reduce our profitability, as well as make it more difficult to increase the size of our loan portfolio and deposit base.

Our growth strategy involves risks.

Over the past seven years, we have completed the acquisition of Bank of Feather River, two branch purchase and assumption transactions, the establishment of a new branch office in Reno, Nevada and a loan production office in Klamath Falls, Oregon. We may engage in additional acquisition activity and open additional offices in the future to expand our markets and further our growth strategy. Acquiring other banks or branches involves various other risks commonly associated with acquisitions including difficulty in estimating the value of the business to be acquired, integrating the operations, and retaining key employees and customers. We cannot assure that future acquisitions or new offices will be successful. Further, growth may strain our administrative, managerial, financial and operational resources and increase demands on our systems and controls. If we pursue our growth strategy too aggressively or fail to attract qualified personnel, control costs or maintain asset quality, or if factors beyond management’s control divert attention away from our business operations, our pursuit of growth could have a material adverse impact on our business.

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

We have started our CECL implementation efforts by establishing an implementation team chaired by our Chief Lending Officer and composed of members of our credit administration and accounting departments. We have invested in software to support the CECL calculation of the allowance for loan losses under ASU No 2016-13 and have engaged a software vendor to assist in the transition to the CECL model. During the second quarter of 2021 we engaged a consultant to perform a model validation of our CECL model and to assist us in documenting aspects of the CECL model. Our preliminary evaluations indicate that the implementation of CECL will impact our Consolidated Financial Statements, in particular the level of the reserve for credit losses. However, we will  continue to evaluate the extent of the potential impact over the next several years.

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

The potential for operational risk exposure exists throughout our business. Integral to our performance is the continued efficacy of our technology and information systems, operational infrastructure and relationships with third parties and colleagues in day-to-day and ongoing operations. A failure by any or all of these resources subjects us to risks that may vary in size, scale and scope. This includes, but is not limited to, operational or systems failures, disruption of client operations and activities, ineffectiveness or exposure due to interruption in third party support as well as the loss of key colleagues or failure on the part of key colleagues to perform properly.

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

Our operations are subject to extensive regulation by federal, state and local governmental authorities and are subject to various laws and judicial and administrative decisions imposing requirements and restrictions on our operations. Over time, our business has been increasingly affected by the growing breadth of these regulations, and this trend is likely to continue. Federal and state banking regulators have significant discretion and authority to prevent or remedy unsafe or unsound practices or violations of laws or regulations by bank holding companies and banks in the performance of their supervisory and enforcement duties. If banking regulators determine that we have violated laws or engaged in unsafe or unsound practices, we could face enforcement actions, incur fines, penalties, and other negative consequences. While we maintain systems and procedures designed to ensure that we comply with applicable laws and regulations, we cannot be certain that these will be effective. We may also suffer other negative consequences resulting from findings of noncompliance with laws and regulations which may also damage our reputation, and this in turn might materially affect our business and results of operations. Further, some legal/regulatory frameworks provide for the imposition of fines, restitution, or penalties for noncompliance even though the noncompliance was inadvertent or unintentional and even though there were in place at the time systems and procedures designed to ensure compliance.

Our participation in the SBA PPP loan program exposes us to risks related to noncompliance with the PPP, as well as litigation risk related to our administration of the PPP loan program, which could have a material adverse impact on our business, financial condition and results of operations.

We are a participating lender in the PPP, a loan program administered through the SBA which was created to help eligible businesses, organizations and self-employed persons fund their operational costs during the COVID-19 pandemic. We funded 2,256 PPP loans in the aggregate principal amount of $197 million and BFR funded 562 PPP loans in the aggregate principal amount of $60 million through December 31, 2021. Under the PPP, the SBA guarantees 100% of the amounts loaned under the PPP. There is some ambiguity in the laws, rules and guidance regarding the operation of the PPP, which exposes us to risks relating to noncompliance with the PPP. In addition, a few other financial institutions have experienced litigation related to their process and procedures used in processing applications for the PPP. Any financial liability, regulatory enforcement, litigation costs or reputational damage stemming from our participation in the PPP and any related litigation could have a material adverse impact on our business, financial condition and results of operations. In addition, we may be exposed to credit risk on PPP loans if the SBA determines that there is a deficiency in the manner we originated, funded or serviced a PPP loan. If the SBA identifies a deficiency, the SBA may deny its liability under the guaranty for the affected loan or loans, reduce the amount of the guaranty, or, if it has already paid under the guaranty, seek recovery of any loss related to the deficiency.

General Risk Factors

The trading price of our common stock may be volatile or may decline.

The trading price of our common stock may fluctuate as a result of a number of factors, many of which are outside our control. Among the factors that could affect the trading price of our common stock are:

•	actual or anticipated quarterly fluctuations in our operating results and financial condition;

•	research reports and recommendations by financial analysts;

•	failure to meet analysts’ revenue or earnings estimates;

•	speculation in the press or investment community;

•	our actions or those of our competitors, such as acquisitions or restructurings;

•	actions by institutional shareholders;

•	fluctuations in the stock prices and operating results of other financial institutions;

•	general market conditions and, in particular, developments related to market conditions for the financial services industry;

•	proposed or adopted regulatory changes or developments;

•	anticipated or pending investigations, proceedings or litigation that involve or affect us;

•	domestic and international economic factors unrelated to our performance.

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

Competition for qualified employees and personnel in the banking industry is intense and there are a limited number of qualified persons with knowledge of, and experience in, the California and Nevada community banking industry. The process of recruiting personnel with the combination of skills and attributes required to carry out the Company’s strategies is often lengthy. Our success depends to a significant degree upon our ability to attract and retain qualified management, loan origination, finance, administrative, marketing, compliance, and technical personnel and upon the continued contributions of our management and personnel. In particular, our success has been and continues to be highly dependent upon the abilities and relationships of key executives and certain other employees.

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2. PROPERTIES

Of the Company’s fourteen depository branches, twelve  are owned and two are leased. Our Yuba City branch is classified as owned; however, it is subject to a long term land lease. The Company also leases three lending offices and two administrative offices and owns three administrative facilities.

Owned Properties
35 South Lindan Avenue	32 Central Avenue	80 W. Main St.
Quincy, California (1)	Quincy, California (1)	Quincy, California (1)

215 N. Lake Boulevard	336 West Main Street	120 North Pine Street
Tahoe City, California	Quincy, California	Portola, California

43163 Highway 299 E	121 Crescent Street	255 Main Street
Fall River Mills, California	Greenville, California	Chester, California

510 North Main Street	3000 Riverside Drive	8475 North Lake Boulevard
Alturas, California	Susanville, California	Kings Beach, California

11638 Donner Pass Road	5050 Meadowood Mall Circle	1280 Bridge St.
Truckee, California	Reno, Nevada	Yuba City, California (4)

Leased Properties
100 Amber Grove Dr. Suite 105	1335 Hilltop Drive	11641 Blocker Dr. Suite 140
Chico, CA (3)	Redding, California	Auburn, California (2)

1101 N. Carson St.	107 S. 7th St.	5525 Kietzke Lane, Suite 100
Carson City, Nevada	Klamath Falls, OR (3)	Reno, Nevada (1)

424 N. Mill Creek
Quincy, California (1)

(1) Non-branch administrative or credit administrative offices.

(2) SBA lending office.

(3) Commercial lending office.

(4) Branch subject to long term land lease

Including variable lease expense, total rent expense for the years ended December 31, 2021, 2020 and 2019 were $507,000,  $407,000 and $465,000, respectively. The expiration dates of the leases vary, with the first such lease expiring during 2022 and the last such lease expiring during 2044.

Future minimum lease payments for operating leases having initial or remaining noncancelable lease terms in excess of one year are as follows:

Year Ending December 31,
2022	$519,000
2023	463,000
2024	405,000
2025	310,000
2026	178,000
Thereafter	2,974,000
$4,849,000

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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

The Company’s common stock is quoted on the NASDAQ Capital Market under the ticker symbol "PLBC". As of December 31, 2021, there were 5,816,991 shares of the Company’s common stock outstanding held by approximately 2,170 shareholders of record as of the same date. The following table shows the high and low sales prices for the common stock, for each quarter as reported by Yahoo Finance.

Quarter	Common Dividends per share	High	Low
4th Quarter 2021	$0.14	$37.88	$31.82
3rd Quarter 2021	$0.14	$33.15	$30.92
2nd Quarter 2021	$0.14	$32.31	$26.55
1st Quarter 2021	$0.14	$31.02	$23.14

4th Quarter 2020	$0.12	$25.50	$19.37
3rd Quarter 2020	$0.12	$23.40	$18.70
2nd Quarter 2020	$0.12	$23.85	$16.40
1st Quarter 2020	$-	$29.23	$15.00

It is the policy of the Company to periodically distribute excess retained earnings to the shareholders through the payment of cash dividends. Such dividends help promote shareholder value and capital adequacy by enhancing the marketability of the Company’s stock. All authority to provide a return to the shareholders in the form of a cash or stock dividend or split rests with the Board of Directors. The Board will periodically, but on no regular schedule and in accordance with regulatory restrictions, if any, review the appropriateness of a cash dividend payment. During 2021 the Company paid quarterly cash dividends of $0.14 per share on each of November 15, 2021, August 16, 2021, May 17, 2021 and February 15, 2021. During 2020 the Company paid three quarterly $0.12 per share dividends, one each on May 15, 2020, August 14, 2020 and November 16, 2020.  During 2019 semi-annual cash dividends were paid as follows:  $0.23 per share on May 15, 2019 and November 15, 2019.

The Company is subject to various restrictions on the payment of dividends. See Note 13 “Shareholders’ Equity – Dividend Restrictions” of the Company’s Consolidated Financial Statements in Item 8 – Financial Statements and Supplementary Data of this Annual Report on Form 10K.

Issuer Purchases of Equity Securities. There were no purchases of Plumas Bancorp common stock by the Company during 2021 or 2020.

The following table presents a summary of selected financial data and should be read in conjunction with the Company’s consolidated financial statements and notes thereto included under Item 8 – Financial Statements and Supplementary Data.

	At or for the year ended December 31,
	2021	2020	2019	2018	2017
	(dollars in thousands except per share information)
Statement of Income
Interest income	$48,070	$39,624	$39,302	$34,322	$28,953
Interest expense	1,136	1,228	1,747	1,236	1,017
Net interest income	46,934	38,396	37,555	33,086	27,936
Provision for loan losses	1,125	3,175	1,500	1,000	600
Non-interest income	8,716	8,463	8,135	8,881	8,280
Non-interest expense	26,038	23,732	22,810	21,841	20,111
Net income before income taxes	28,487	19,952	21,380	19,126	15,505
Provision for income taxes	7,478	5,477	5,868	5,134	7,316
Net income	$21,009	$14,475	$15,512	$13,992	$8,189

Total assets	$1,614,074	$1,111,576	$865,191	$824,398	$745,427
Total gross loans	$838,587	$709,246	$617,561	$564,898	$486,020
Loans held for sale	$31,277	$693	$2,123	$1,301	$614
Allowance for loan losses	$10,352	$9,902	$7,243	$6,958	$6,669
Total deposits	$1,438,999	$973,974	$747,324	$726,565	$662,657
Total shareholders’ equity	$134,082	$100,154	$84,505	$66,932	$55,700
Balance sheet (period average)
Total assets	$1,386,028	$1,015,297	$852,664	$764,326	$695,320
Total gross loans	$785,527	$695,024	$586,672	$513,689	$469,151
Loans held for sale	$15,258	$4,231	$2,186	$4,937	$2,596
Total deposits	$1,231,618	$886,515	$747,196	$677,829	$617,211
Total shareholders’ equity	$117,967	$93,152	$76,737	$60,080	$53,251
Asset quality ratios
Nonperforming loans/total loans	0.58%	0.36%	0.33%	0.20%	0.62%
Nonperforming assets/total assets	0.33%	0.27%	0.33%	0.28%	0.59%
Allowance for loan losses/total loans	1.23%	1.40%	1.17%	1.23%	1.37%
Net loan charge-offs	$675	$516	$1,215	$711	$480
Performance ratios
Return on average assets	1.52%	1.43%	1.82%	1.83%	1.18%
Return on average equity	17.8%	15.5%	20.2%	23.3%	15.4%
Net interest margin	3.63%	4.02%	4.75%	4.70%	4.35%
Loans to deposits	58.3%	72.9%	82.6%	77.7%	73.3%
Efficiency ratio (1)	46.8%	50.6%	49.9%	52.0%	55.5%
Per share information
Basic earnings	$3.82	$2.80	$3.01	$2.74	$1.64
Diluted earnings	$3.76	$2.77	$2.97	$2.68	$1.58
Common cash dividends	$0.56	$0.36	$0.46	$0.36	$0.28
Book value per common share	$23.05	$19.33	$16.36	$13.03	$11.00
Common shares outstanding at period end	5,816,991	5,182,232	5,165,760	5,137,476	5,064,972
Capital ratios – Plumas Bank
Leverage ratio	8.4%	9.2%	10.4%	9.3%	8.8%
Tier 1 risk-based capital	14.4%	14.2%	13.1%	11.8%	12.0%
Total risk-based capital	15.5%	15.4%	14.2%	13.0%	13.2%

(1) The efficiency ratio is defined as non-interest expense divided by total revenue (net interest income and non-interest income)

ITEM 6. [RESERVED]

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

Plumas Bancorp is a bank holding company for Plumas Bank, a California state-chartered commercial bank. We derive our income primarily from interest received on real estate related, commercial, automobile and consumer loans and, to a lesser extent, interest on investment securities, fees received in connection with servicing deposit and loan customers and gains from the sale of government guaranteed loans. Our major operating expenses are the interest we pay on deposits and borrowings and general operating expenses. We rely on locally-generated deposits to provide us with funds for making loans.

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

The following discussion is designed to provide a better understanding of significant trends related to the Company's financial condition, results of operations, liquidity and capital. It pertains to the Company's financial condition, changes in financial condition and results of operations as of December 31, 2021 and 2020 and for each of the three years in the period ended December 31, 2021. The discussion should be read in conjunction with the Company's audited consolidated financial statements and notes thereto and the other financial information appearing elsewhere herein.

Overview

The Company recorded net income of $21.0 million for the year ended December 31, 2021, an increase of $6.5 million or 45% from net income of $14.5 million during the year ended December 31, 2020. Pretax income increased by $8.5 million, or 43%, to $28.5 million in 2021 from $20.0 million during the year ended December 31, 2020.  Results for the twelve months ended December 31, 2021, benefited from the acquisition of the Bank of Feather River (BFR), the wholly owned subsidiary of Feather River Bancorp, effective July 1, 2021. Total assets acquired from BFR, including goodwill, were $205 million. Loans acquired in the acquisition totaled $160 million and deposits totaled $177 million. Goodwill associated with the acquisition of Feather River Bancorp was $5.5 million and the core deposit intangible was $1.0 million.

In connection with the acquisition, the Company incurred a variety of non-recurring expenses. The non-recurring costs, exclusive of salaries and benefits, for the twelve months ended December 31, 2021, were $692 thousand consisting of $292 thousand in consulting costs including investment advisor fees, $171 thousand in legal expense, $175 thousand in outside service costs and $54 thousand in other expenses.

In addition to the acquisition of BFR, the Company benefited from an increase in PPP loan fees during the comparison periods, a reduction in salary expense related to the Employee Retention Credit (ERC) and a reduction in the provision for loan losses.  During the twelve months ended December 31, 2021, PPP fees net of the amortization of PPP origination costs were $6.1 million.  This compares to $2.6 million during the twelve months ended December 31, 2020.

During the second and third quarters of 2021 the Company qualified for the ERC. The ERC was made available under the Coronavirus Aid, Relief, and Economic Security Act and modified and extended under the Taxpayer Certainty and Disaster Tax Relief Act of 2020. We recorded an ERC of $1.1 million during the second quarter and $1.2 million during the third quarter as a reduction of salary and benefit expense.

The provision for loan losses declined from $3.2 million during the twelve months ended December 31, 2020, to $1.1 million during 2021.

Net interest income increased by $8.5 million to $46.9 million during 2021 from $38.4 million for the year ended December 31, 2020. This increase in net interest income resulted from an increase in interest income of $8.4 million and a decline in interest expense of $92 thousand. Interest and fees on loans, including loans held for sale, increased by $7.3 million, interest on investment securities increased by $978 thousand and interest on other interest earning assets increased by $135 thousand.

During the year ended December 31, 2021 non-interest income totaled $8.7 million, an increase of $253 thousand from the $8.5 million earned during 2020.  Non-interest expense increased by $2.3 million from $23.7 million during 2020 to $26.0 million during the twelve months ending December 31, 2021.

The provision for income taxes increased by $2.0 million from $5.5 million in 2020 to $7.5 million during the year ended December 31, 2021.

Total assets at December 31, 2021 were $1.6 billion, an increase of $502 million from $1.1 billion at December 31, 2020. This increase included increases of  $196 million in cash and due from banks, $129 million in net loans, $126 million in investment securities, $30 million in loans held for sale and $21 million in all other assets.

Mostly related to our acquisition of BFR, gross loans increased by $129.3 million, or 18%, from $709.3 million at December 31, 2020, to $838.6 million at December 31, 2021. Increases in loans included $53.5 million in agricultural loans, $66.6 million in commercial real estate loans, $26.2 million in construction loans and $4.4 million in residential real estate loans; these items were partially offset by a decrease of $17.4 million in commercial loans and $4.0 million in all other loan categories. Excluding PPP loan activity, commercial loans would have increased by $19 million. PPP loans totaled $35 million at December 31, 2021, and $71 million at December 31, 2020.  Loans held for sale represent the guaranteed portion of SBA 7(a) loans. As of  December 31, 2021 and December 31, 2020 the Company had $31.3 million and $693 thousand, respectively in SBA government guaranteed loans held for sale.

Total deposits increased by $465 million from $974 million at December 31, 2020, to $1.4 billion at December 31, 2021. We acquired $177 million in deposits upon the acquisition of BFR. Excluding BFR deposits, we attribute much of this increase to Pandemic related economic stimulus, a more cautious consumer, and continued growth in our customer base. The increase in deposits includes increases of $220 million in demand deposits, $134 million in savings accounts, $87 million in money market accounts, and $24 million in time deposits

Total shareholders’ equity increased by $33.9 million from $100.2 million at December 31, 2020, to $134.1 million at December 31, 2021. The $33.9 million includes earnings during the twelve-month period totaling $21.0 million, common stock issued in the acquisition of Feather River Bancorp totaling $18.7 million and stock option activity totaling $0.5 million. These items were partially offset by the payment of cash dividends totaling $3.1 million and a decrease in accumulated other comprehensive income of $3.2 million.

The return on average assets was 1.52% for 2021, up from 1.43% for 2020. The return on average equity was 17.8% for 2021, up from 15.5% for 2020.

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

COVID-19 Loan Forbearance Programs

Section 4013 of the Coronavirus Aid, Relief and Economic Security Act (CARES Act) provides that a qualified loan modification is exempt by law from classification as a Troubled Debt Restructuring pursuant to U.S. Generally Accepted Accounting Principles (GAAP). In addition, FIL-36-2020 issued by the FDIC on April 7, 2020 encourages financial institutions to work constructively with borrowers affected by COVID-19; states that the FDIC will not criticize institutions for prudent loan modifications; and views prudent loan modification programs to financial institution customers affected by COVID-19 as positive actions that can effectively manage or mitigate adverse impacts on borrowers due to COVID-19, and lead to improved loan performance and reduced credit risk. Pursuant to this  guidance in 2020 we instituted loan forbearance programs to assist borrowers with managing cash flows disrupted due to COVID-19. As of December 31, 2021, there were no loan forbearance agreements outstanding related to this program.

U.S. Small Business Administration Paycheck Protection Program

The CARES Act also provided for the Paycheck Protection Program (PPP) and additional legislation extended this program into 2021; we have actively participated in the PPP program.  The remaining principal balance of PPP loans at December 31, 2021 was $34.6 million and the remaining balance of deferred fees related to these loans totaled $1.3 million.  For the years ending December 31, 2021 and 2020 we recognized PPP fees, net of costs, totaling $6.1 and $2.6 million, respectively.

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

As part of its business strategy, the Company regularly reviews its business strategies and opportunities to enhance the value of its franchise, including through acquisitions. The Transaction is consistent with the Company’s business strategy, which will (1) expand Plumas’ geographic presence into new markets in Northern California, (2) diversify and bring new expertise to Plumas’ agricultural lending business, and (3) strengthen the Company’s talent base.

Pursuant to the terms of the definitive merger agreement between the Company and FRB, each issued and outstanding share of common stock of FRB (the “Common Shares”), was converted into the right to receive, at the election of each holder of Common Shares, either (i) shares of common stock of the Company (“Plumas Common Stock”) or (ii) cash (the “Merger Consideration”). Shareholder elections were subject to proration such that aggregate Merger Consideration payable by the Company was comprised of (i) $4,738,583 in cash (the “Aggregate Cash Amount”) and (ii) 598,020 shares of Plumas Common Stock (the “Aggregate Plumas Share Amount”). Holders of Common Shares received either $19.14 in cash or 0.614 shares of Plumas Common Stock. The value of the total deal consideration was approximately $23.4 million, which is based upon the volume-weighted average trading price of Plumas common stock for the 10 trading days ending on the last trading day immediately preceding July 1, 2021, the closing date of the Merger.

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

Results of Operations

Net Interest Income

The following table presents, for the years indicated, the distribution of consolidated average assets, liabilities and shareholders' equity. Average balances are based on average daily balances. It also presents the amounts of interest income from interest-earning assets and the resultant yields expressed in both dollars and yield percentages, as well as the amounts of interest expense on interest-bearing liabilities and the resultant cost expressed in both dollars and rate percentages. Nonaccrual loans are included in the calculation of average loans while nonaccrued interest thereon is excluded from the computation of yields earned.

	Year ended December 31,
	2021			2020			2019
		Interest	Rates		Interest	Rates		Interest	Rates
	Average	income/	earned/	Average	income/	earned/	Average	income/	earned/
	balance	expense	paid	balance	expense	paid	balance	expense	paid
	(dollars in thousands)
Assets

Interest-bearing cash and due from banks and deposits in banks	$253,023	$345	0.14%	$95,591	$210	0.22%	$30,881	$632	2.05%
Taxable investment securities	164,199	2,746	1.67%	119,968	2,451	2.04%	135,885	3,486	2.57%
Non-taxable investment securities (1)	75,673	1,666	2.20%	39,576	983	2.48%	35,195	909	2.58%
Loans held for sale	15,258	826	5.41%	4,231	254	6.00%	2,186	178	8.14%
Total loans (2)(3)	785,527	42,487	5.41%	695,024	35,726	5.14%	586,672	34,097	5.81%
Total earning assets	1,293,680	48,070	3.72%	954,390	39,624	4.15%	790,819	39,302	4.97%
Cash and due from banks	44,396			23,654			22,094
Other assets	47,952			37,253			39,751
Total assets	$1,386,028			$1,015,297			$852,664

Liabilities and shareholders’ equity
Interest bearing demand deposits	$-	-	0.00%	$97,395	77	0.08%	$106,020	102	0.10%
Money market deposits	224,776	307	0.14%	115,203	278	0.24%	86,756	411	0.47%
Savings deposits	306,911	280	0.09%	212,470	278	0.13%	180,181	299	0.17%
Time deposits	53,976	193	0.36%	38,003	199	0.52%	48,766	389	0.80%
Junior subordinated debentures	10,310	348	3.38%	10,310	385	3.73%	10,310	531	5.15%
Repurchase agreements	13,419	8	0.06%	11,899	11	0.09%	11,485	13	0.11%
Other	-	-	0.00%	-	-	0.00%	64	2	3.13%
Total interest-bearing liabilities	609,392	1,136	0.19%	485,280	1,228	0.25%	443,582	1,747	0.39%
Noninterest bearing demand deposits	645,955			423,444			325,473
Other liabilities	12,714			13,421			6,872
Shareholders’ equity	117,967			93,152			76,737
Total liabilities and shareholders’ equity	$1,386,028			$1,015,297			$852,664
Net interest income		$46,934			$38,396			$37,555
Net interest spread (4)			3.53%			3.90%			4.58%
Net interest margin (5)			3.63%			4.02%			4.75%

(1)	Interest income is reflected on an actual basis and is not computed on a tax-equivalent basis.

(2)	Average nonaccrual loan balances of $4.4 million for 2021, $2.3 million for 2020 and $2.0 million for 2019 are included in average loan balances for computational purposes.

(3)

Loan origination fees and costs are included in interest income as adjustments of the loan yields over the life of the loan using the interest method. Loan interest income includes net loan fees (costs) of $5.7 million,  $1.4 million and $(741) thousand for 2021, 2020 and 2019, respectively.

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

The following table sets forth changes in interest income and interest expense, for the years indicated and the amount of change attributable to variances in volume, rates and the combination of volume and rates based on the relative changes of volume and rates:

	2021 compared to 2020				2020 compared to 2019
	Increase (decrease) due to change in:				Increase (decrease) due to change in:

	Average	Average			Average	Average
	Volume(1)	Rate(2)	Mix(3)	Total	Volume(1)	Rate(2)	Mix(3)	Total
	(dollars in thousands)
Interest-earning assets:
Interest-bearing cash and due from banks and deposits in banks	$346	$(80)	$(131)	$135	$1,324	$(564)	$(1,182)	$(422)
Taxable investment securities	904	(445)	(164)	295	(408)	(710)	83	(1,035)
Non-taxable investment securities	897	(112)	(102)	683	113	(35)	(4)	74
Loans held for sale	662	(25)	(65)	572	167	(47)	(44)	76
Loans	4,652	1,866	243	6,761	6,297	(3,940)	(728)	1,629
Total interest income	7,461	1,204	(219)	8,446	7,493	(5,296)	(1,875)	322

Interest-bearing liabilities:
Interest bearing demand deposits	(77)	-	-	(77)	(8)	(18)	1	(25)
Money market deposits	265	(121)	(115)	29	135	(202)	(66)	(133)
Savings deposits	123	(84)	(37)	2	54	(63)	(12)	(21)
Time deposits	84	(63)	(27)	(6)	(86)	(134)	30	(190)
Junior subordinated debentures	-	(37)	-	(37)	-	(146)	-	(146)
Repurchase agreements	1	(4)	-	(3)	1	-	(3)	(2)
Other	-	-	-	-	(2)	(2)	2	(2)
Total interest expense	396	(309)	(179)	(92)	94	(565)	(48)	(519)

Net interest income	$7,065	$1,513	$(40)	$8,538	$7,399	$(4,731)	$(1,827)	$841

(1)	The volume change in net interest income represents the change in average balance multiplied by the previous year’s rate.
(2)	The rate change in net interest income represents the change in rate multiplied by the previous year’s average balance.
(3)	The mix change in net interest income represents the change in average balance multiplied by the change in rate.

2021 compared to 2020. Net interest income is the difference between interest income and interest expense. Net interest income increased by $8.5 million to $46.9 million during 2021 from $38.4 million for the year ended December 31, 2020. This increase in net interest income resulted from an increase in interest income of $8.4 million and a decline in interest expense of $92 thousand. Interest and fees on loans, including loans held for sale, increased by $7.3 million, interest on investment securities increased by $978 thousand and interest on other interest earning assets increased by $135 thousand. Net interest margin for the year ended December 31, 2021 decreased 39 basis points to 3.63%, down from 4.02% during 2020.

The following table compares loan balances by type at December 31, 2021 and 2020.

		Percent of		Percent of
		Loans in Each		Loans in Each
	Balance at End	Category to	Balance at End	Category to
(dollars in thousands)	of Period	Total Loans	of Period	Total Loans
	12/31/2021	12/31/2021	12/31/2020	12/31/2020
Commercial	$99,804	11.9%	$117,192	16.5%
Agricultural	126,456	15.1%	72,911	10.3%
Real estate – residential	15,837	1.9%	11,399	1.6%
Real estate – commercial	418,609	49.9%	352,027	49.7%
Real estate – construction & land development	51,526	6.1%	25,306	3.6%
Equity Lines of Credit	32,793	3.9%	34,744	4.9%
Auto	89,046	10.6%	91,080	12.8%
Other	4,516	0.6%	4,587	0.6%
Total Gross Loans	$838,587	100%	$709,246	100%

The $7.3 million increase in interest and fees on loans and loans held for sale resulted from an increase in average balance of $102 million and an increase in yield of 26 basis points to 5.41%.  Included in interest income during 2021 were the amortization of PPP fees, net of costs, of $6.1 million, an increase of $3.5 million from the same period in 2020.  PPP fees include normal amortization on our PPP portfolio and the effect of PPP loan forgiveness.  Excluding the effect of the PPP loans, loan yield would have declined by 18 basis points to 5.05% during 2021 and would have increased to 5.23% during 2020. This reduction in adjusted loan yield is consistent with a decline in market interest rates during the comparison periods.  Interest on investment securities increased by $978 thousand as an increase in average balance of $80 million was partially offset by a decline in yield of 31 basis points from 2.15% during 2020 to 1.84% during 2021.Yield on taxable investment securities declined by 37 basis points and yield on non-taxable investment securities declined by 28 basis points.  Interest on cash balances, which primarily relates to interest on cash balances held at the Federal Reserve Bank of San Francisco (FRB), increased by $135 thousand related to an increase in average balance of $157 million partially offset by a decline in the average rate paid on these balances from 0.22% during 2020 to 0.14% during 2021.

Interest expense on deposits decreased by $52 thousand to $780 thousand during 2021, down from $832 thousand during 2020 . The largest components of this decrease were  declines of $77 thousand in interest on NOW accounts, and $6 thousand in interest on time deposits. The decline in NOW interest expense is related to the elimination of our NOW deposit product in November 2020. The largest increase in interest expense on deposits was an increase of $29 thousand in interest on money market accounts related to an increase in average balance of  $110 million mostly offset by a decline in rate paid of 10 basis points from 24 basis points during 2020 to 14 basis points during 2021.  The average rate paid on interest bearing deposits declined from 0.18% during  2020 to 0.13% during 2021, while average interest bearing deposits increased by $123 million to $586 million.

Interest expense on junior subordinated debentures decreased by $37 thousand from $385 thousand during 2020 to $348 thousand during 2021.  This decrease was related to a decrease in rate paid on junior subordinated debentures from 3.73% during 2020 to 3.38% during 2021.  For most of the first half of  2020  interest on the debentures fluctuated with changes in the 3-month LIBOR rate. On May 26, 2020 we entered into two separate interest rate swap agreements, effectively converting the $10 million in Subordinated Debentures to fixed obligations effective with the quarterly payments due in September, 2020.  The swaps have a 10 year maturity and fix the LIBOR rate on the Subordinated Debentures at approximately 75 basis points.

Net interest margin is net interest income expressed as a percentage of average interest-earning assets. As a result of the changes noted above, the net interest margin for 2021 decreased by 39 basis points to 3.63%.

2020 compared to 2019. Net interest income was $38.4 million for the year ended December 31, 2020 up $841 thousand, or 2%, from $37.6 million during 2019. The $841 thousand included an increase of $322 thousand in interest income, from $39.3 million during 2019 to $39.6 million during the current year and a decrease of $519 thousand in interest expense. Interest and fees on loans increased by $1.7 million, interest on investment securities decreased by $961 thousand and interest on interest-earning bank deposits decreased by $422 thousand.

Interest and fees on loans was $36.0 million during 2020. Average loan balances were $699.3 million for 2020, up $110.5 million from $588.8 million during 2019.  The increase in interest and fees on loans was related to the amortization of loan fees/costs on PPP loans and growth in the Company's loan portfolio.  During  2020 we recorded amortization of loan fees, net of loan costs, on PPP loans totaling $2.6 million.  This includes normal amortization on our PPP portfolio and the effect of  PPP loan forgiveness. The average yield on loans was 5.15% for 2020 down 67 basis points from 5.82% for 2019. We attribute much of the decrease in yield to a decrease in market interest rates including a 174 basis points decrease in the average prime rate, partially offset by the effect of the acceleration of  PPP fee amortization related to  loan forgiveness. At December 31, 2020 approximately 19% of the Company’s loan portfolio was comprised of loans tied to the prime rate or an equivalent rate.

Interest on investment securities decreased by $961 thousand related to a decrease in average balance of  $11.6 million from $171.1 million in 2019 to $159.5 million in 2020 and a decline in yield of 42 basis points from 2.57% during 2019 to 2.15% in 2020.  Interest income on interest bearing deposits, which totaled $210 thousand in 2020 and $632 thousand in 2019, primarily relates to interest on cash balances held at the FRB. The $422 thousand decrease in interest on interest bearing deposits was related to a decrease in the average rate paid on interest earning deposits of 183 basis points from 2.05% during 2019 to 0.22% in 2020 which is consistent with the change in average federal funds rate during this period.  The effect of the decrease in yield was partially offset by an increase in average interest earning deposits of $64.7 million from $30.9 million during 2019 to $95.6 million in 2020.

Interest expense on deposits decreased by $369 thousand from $1.2 millon for the twelve months ended December 31, 2019 to $832 thousand during 2020.  The largest component of this decline was a $190 thousand decline in interest expense on time deposits mostly related to the maturity of  higher rate time deposits in our Carson City branch.  Average time deposits at the Carson City branch declined by $8.7 million from $11.2 million during the twelve months ended December 31, 2019 to $2.5 million during the year ended December 31, 2020. Related to a decline in market rates we also experienced declines in interest expense on other deposits categories the largest of which was $133 thousand in money market interest expense.

Interest expense on other interest-bearing liabilities decreased by $150 thousand from $546 thousand during the year ended December 31, 2019 to $396 thousand during the current year related to a decrease in effective rate paid on junior subordinated debentures from 5.15% during 2019 to 3.73% during 2020. Interest on the debentures totaled $385 thousand during 2020 and $531 thousand during 2019. This decline was related to a decline in the LIBOR rate during the comparison periods as well as the effect of the interest rate swaps entered into on May 26, 2020.

As a result of the changes noted above, the net interest margin for 2020 decreased to 4.02%, from 4.75% during 2019.

Provision for Loan Losses

During the year ended December 31, 2021 we recorded a provision for loan losses of $1.1 million down $2.1 million from $3.2 million during the year ended December 31, 2020. See “Analysis of Asset Quality and Allowance for Loan Losses” for further discussion of loan quality trends and the provision for loan losses.

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

Non-Interest Income

The following table sets forth the components of non-interest income for the years ended December 31, 2021, 2020 and 2019.

	Years Ended December 31,			Change during Year
	2021	2020	2019	2021	2020
	(dollars in thousands)
Interchange revenue	$3,279	$2,568	$2,374	$711	$194
Service charges on deposit accounts	2,349	2,323	2,695	26	(372)
Gain on sale of loans, net	1,008	1,344	867	(336)	477
Loan servicing fees	852	841	760	11	81
Earnings on bank owned life insurance policies	380	342	328	38	14
Gain on sale of building	-	218	-	(218)	218
(Loss) gain on sale of investments	(209)	-	114	(209)	(114)
Other income	1,057	827	997	230	(170)
Total non-interest income	$8,716	$8,463	$8,135	$253	$328

2021 compared to 2020. During 2021, non-interest income totaled $8.7 million, an increase of $253 thousand from the $8.5 million earned during 2020. This increase included increases in several categories of non-interest income, the largest of which were $711 thousand in interchange income, which was mostly related to an increase in the size of the bank, and $230 thousand in other income. The increase in other income mostly relates to insurance proceeds related to fire damage at our Greenville, California branch.  These items were partially offset by decreases of $336 thousand in gains on sale of loans,  a $218 thousand gain on sale of  an administrative building and a $209 thousand loss on sale of investment securities classified as available for sale.  While gains on sale of loans decreased by $336 thousand, loans held for sale increased by $30.6 million to $31.3 million.  Loans held for sale consist of the guaranteed portion of SBA 7(a) loans.  During the year ended December 31, 2021 the Company sold twenty-nine available-for-sale investment securities for total proceeds of $20 million recording a $209 thousand loss on sale.

2020 compared to 2019. During the twelve months ended December 31, 2020, non-interest income totaled $8.5 million, an increase of $328 thousand from $8.1 million during 2019. This increase included a one-time gain of $218 thousand on sale of one of the Company’s administrative buildings. A portion of this building was used as record storage for Plumas Bank while the rest of the building was available for rental to third parties. Plumas Bank has entered into a five-year lease at a cost of $1,600 per month on that portion of the property used for its record storage. Other significant increases in non-interest income were $194 thousand in interchange fees and $477 thousand in gain on sale of SBA loans.  The largest declines in non-interest income were $372 thousand in service charges on deposit accounts, $114 thousand in gain on sale of  investments and $79 thousand in Federal Home Loan Bank of San Francisco (“FHLB”) dividends.

The increase in interchange income is mostly related to an increase in the size of the Bank. Proceeds from SBA loan sales totaled $29.0 million during 2020 and $19.5 million during 2019. The largest component of the decline in service charges on deposit accounts was a decline in NSF fees. We attribute the decline in NSF fees primarily to a more cautious consumer, an increase in business deposits which includes the effect of PPP lending and a temporary waiver of NSF fees for those customers adversely affected by the pandemic. Beginning in the third quarter of 2020 we returned to our standard policies for  the waiving  of NSF fees. No investment securities were sold during 2020; during 2019 we sold fifty-five available for sale securities for total proceeds of $19.7 million recording a $114 thousand gain on sale. The reduction in FHLB dividends relates to a special dividend recorded during the first quarter of 2019 and a reduction in the dividend rate paid by the FHLB.

Non-Interest Expense

The following table sets forth the components of other non-interest expense for the years ended December 31, 2021, 2020 and 2019.

	Years Ended December 31,			Change during Year
	2021	2020	2019	2021	2020
	(dollars in thousands)
Salaries and employee benefits	$12,792	$13,282	$13,009	$(490)	$273
Occupancy and equipment	3,983	3,362	3,311	621	51
Outside service fees	3,753	2,871	2,533	882	338
Professional fees	1,311	688	704	623	(16)
Telephone and data communications	746	600	520	146	80
Advertising and promotion	431	519	395	(88)	124
Director compensation, education and retirement	498	456	443	42	13
Armored car and courier	498	426	403	72	23
Business development	343	280	490	63	(210)
Deposit insurance	455	252	65	203	187
Loan collection costs	284	230	227	54	3
Amortization of Core Deposit Intangible	246	198	263	48	(65)
Stationery and supplies	122	112	112	10	-
Provision from change in OREO valuation	37	-	40	37	(40)
Loss (gain) on sale of OREO	2	(9)	(275)	11	266
Other operating expense	537	465	570	72	(105)
Total non-interest expense	$26,038	$23,732	$22,810	$2,306	$922

2021 compared to 2020. During the twelve months ended December 31, 2021, total non-interest expense increased by $2.3 million from the comparable period in 2020. The largest components of this increase were increases of $882  thousand in outside service fees, $623 thousand in professional fees and $621 thousand in occupancy and equipment expense.  Increases in outside service fees include operating costs associated with our Yuba City branch including data processing, item  processing, statement processing, online banking expenses and network administration totaling $183 thousand and merger related costs of $175 thousand. Other significant increases in outside service fees include $121 thousand in interchange expense consistent with the increase in interchange income and $210 thousand in costs related to outsourcing of various Human Resources functions effective April 1, 2021.  Professional fees included legal, investment banking, consulting and accounting costs related to the acquisition of Bank of Feather River totaling $482 thousand.  In addition to merger related costs, the single largest increases in professional fees were  $82 thousand in costs related to converting our loan files to a digital document imaging system and $66 thousand in consulting costs related to implementation of the current expected credit losses methodology for estimating allowances for credit losses. Both of these projects are ongoing. The largest single increase in occupancy and equipment costs was $325 thousand in occupancy and equipment costs at the Yuba City branch.

Partially offsetting the increases in non-interest expense was a decline of $490 thousand in salary and benefit expense. During the second and third quarters of 2021 the Company qualified for the Employee Retention Credit (ERC). The ERC was made available under the Coronavirus Aid, Relief, and Economic Security Act and modified and extended under the Taxpayer Certainty and Disaster Tax Relief Act of 2020.  We recorded an ERC of $2.3 million during the current period as a reduction of salary and benefit expense. In addition to the ERC, the deferral of loan origination costs, which reduces salary and benefit expense, increased by $1.2 million which was mostly related to SBA loan production activities.  These items were partially offset by an increase in other components of salary and benefit expense, the largest of which were an increase of $1.1 million in bonus expense consistent with the increase in income during the comparable periods and an increase in commission expense of $622 thousand related to an increase in SBA activity as well as commissions earned on PPP loan production and forgiveness activities and an increase in salary expense of $1.2 million of which $721 thousand was related to the Yuba City branch.

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

During 2020 salary and benefit expense increased by $273 thousand, or 2%, to $13.3 million. Salary expense increased by $333 thousand related to annual merit and promotion increases partially offset by a decline of  3.5 FTE. Other significant increases in salary and benefit costs included $221 thousand in commissions related to the increase in SBA loan sales, $138 thousand in officer salary continuation expense mostly related to a decline in the discount rate used to calculate the current liability for future benefits from 5% to 4% and $109 thousand in payroll taxes.  Partially offseting these items was a decline in bonus expense of $600 thousand to $715 thousand. Bonuses are based primarily on achieving targeted levels of net income.  In 2020, we did not meet our income targets due to the decline in market interest rates and the impact of the higher loan loss provision related to the pandemic resulting in a reduction in the bonus accrual from 2019 levels where targets were met. The largest components of the increase in outside service fees were costs associated with growth in our interchange income, an increase in costs related to the management of our computer network including the installation of a new advanced backup and recovery system and a $26 thousand employee recruitment fee. The decline in gain on sale of OREO mostly relates to the sale of two properties at a gain of $266 thousand in the fourth quarter of 2019.  During 2019, deposit insurance costs benefited from assessment credits we were able to apply to our deposit insurance billings. The increase in advertising expense was mostly related to a digital and traditional advertising campaign focused on the Northern Nevada marketplace. It is our belief that Northern Nevada represents a significant growth opportunity for Plumas Bank. The largest decrease in non-interest expense during the comparison period was $210 thousand in business development expense. The reduction in business development expense, which includes travel, training and entertainment expenses, was mostly related to the pandemic.

Provision for Income Taxes. The Company recorded an income tax provision of $7.5 million, or 26.2% of pre-tax income for the year ended December 31, 2021. This compares to an income tax provision of $5.5 million, or 27.5% of pre-tax income during 2020. The percentages for 2021 and 2020 differ from statutory rates as tax exempt items of income such as earnings on Bank owned life insurance and municipal loan and securities interest decrease taxable income.  The effect of these items during 2021 was somewhat offset by nondeductible merger expenses. The net decrease in the effective tax rate in 2021 is primarily related to the ERC which is not taxable for state income tax.

Deferred tax assets and liabilities are recognized for the tax consequences of temporary differences between the reported amount of assets and liabilities and their tax basis. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The determination of the amount of deferred income tax assets which are more likely than not to be realized is primarily dependent on projections of future earnings, which are subject to uncertainty and estimates that may change given economic conditions and other factors. The realization of deferred income tax assets is assessed and a valuation allowance is recorded if it is "more likely than not" that all or a portion of the deferred tax asset will not be realized. "More likely than not" is defined as greater than a 50% chance. All available evidence, both positive and negative is considered to determine whether, based on the weight of that evidence, a valuation allowance is needed. Based upon the analysis of available evidence, management has determined that it is "more likely than not" that all deferred income tax assets as of December 31, 2021 and 2020 will be fully realized and therefore no valuation allowance was recorded.

Financial Condition

Loan Portfolio. Mostly related to the acquisition of BFR, gross loans, which exclude loans held for sale, increased by $129 million, or 18% to $839 million at December 31, 2021. Increases in loans included $53.5 million in agricultural loans, $66.6 million in commercial real estate loans, $26.2 million in construction loans and $4.4 million in residential real estate loans. The largest decline in loans was $17.4 million in commercial loans which included a decline in PPP loans, which are in the commercial category, of  $36.1 million from $70.7 million at December 31, 2020 to $34.6 million at December 31, 2021. Unearned fees, net of costs, on PPP loans totaled $1.3 million at December 31, 2021.  Although the Company offers a broad array of financing options, it continues to concentrate its focus on small to medium sized commercial businesses. These loans offer diversification as to industries and types of businesses, thus limiting material exposure in any industry concentrations. The Company offers both fixed and floating rate loans and obtains collateral in the form of real property, business assets and deposit accounts, but looks to business and personal cash flows as its primary source of repayment.

As shown in the following table the Company's largest lending categories are commercial real estate loans, auto loans, agricultural loans and commercial loans.

		Percent of		Percent of
		Loans in		Loans in
	Balance at	Each	Balance at	Each
	End of	Category to	End of	Category to
(dollars in thousands)	Period	Total Loans	Period	Total Loans
	12/31/2021	12/31/2021	12/31/2020	12/31/2020
Commercial	$99,804	11.9%	$117,192	16.5%
Agricultural	126,456	15.1%	72,911	10.3%
Real estate – residential	15,837	1.9%	11,399	1.6%
Real estate – commercial	418,609	49.9%	352,027	49.7%
Real estate – construction & land development	51,526	6.1%	25,306	3.6%
Equity Lines of Credit	32,793	3.9%	34,744	4.9%
Auto	89,046	10.6%	91,080	12.8%
Other	4,516	0.6%	4,587	0.6%
Total	$838,587	100%	$709,246	100%

The Company’s real estate related loans, including real estate mortgage loans, real estate construction and land development loans, consumer equity lines of credit, and agricultural loans secured by real estate comprised 72% of the total loan portfolio at December 31, 2021. Moreover, the business activities of the Company currently are focused in the California counties of Plumas, Nevada, Placer, Lassen, Modoc, Shasta, Sierra, and Sutter and in Washoe and Carson City Counties in Northern Nevada. Consequently, the results of operations and financial condition of the Company are dependent upon the general trends in these economies and, in particular, the commercial real estate markets. In addition, the concentration of the Company's operations in these areas of Northeastern California and Northwestern Nevada exposes it to greater risk than other banking companies with a wider geographic base in the event of catastrophes, such as earthquakes, fires and floods in these regions.

The rates of interest charged on variable rate loans are set at specific increments to indexes such as the published prime interest rate or U.S. Treasury rates and vary with changes in these indexes. The frequency in which variable rate loans reprice can vary from one day to several years. At December 31, 2021 and December 31, 2020, approximately 76% and 68%, respectively of the Company's loan portfolio was comprised of variable rate loans. Loans indexed to the prime interest rate or an equivalent rate totaled approximately 25% of the Company’s loan portfolio; these loans reprice within one day to three months of a change in the prime rate. At December 31, 2021 and December 31, 2020, 55% and 43%, respectively of the variable loans were at their respective floor rate. While real estate mortgage, agricultural, commercial and consumer lending remain the foundation of the Company's historical loan mix, some changes in the mix have occurred due to the changing economic environment and the resulting change in demand for certain loan types. The most significant change in loan mix was the increase in Agricultural loans, which increased from 10.3% of the portfolio at December 31, 2020 to 15.1% as December 31, 2021 related to the acquisition of BFR.

The following table sets forth the maturity of gross loan categories as of December 31, 2021. Also provided with respect to such loans are the amounts due after one year, classified according to sensitivity to changes in interest rates:

		After One	After 5
	Within	Through 5	Through 15	Due After 15
	One Year	Years	Years	Years
	( in thousands)
Commercial	36,355	54,987	$6,625	$1,837
Agricultural	63,155	41,951	17,576	3,774
Real estate – residential	3,143	8,958	3,026	710
Real estate – commercial	35,463	116,926	173,704	92,516
Real estate – construction & land development	13,730	13,981	10,303	13,512
Equity Lines of Credit	7,469	24,879	445	-
Auto	21,025	59,996	8,026	-
Other	1,175	2,068	1,273	-
Total	$181,514	$323,745	$220,978	$112,350

Amount due after one year at fixed interest rates:

(in thousands)
Commercial	$42,322
Agricultural	2,065
Real estate – residential	8,603
Real estate – commercial	21,798
Real estate – construction & land development	116
Equity Lines of Credit	-
Auto	68,021
Other	3,341
Total	$146,266

Amount due after one year at variable interest rates:

(in thousands)
Commercial	$21,127
Agricultural	61,236
Real estate – residential	4,091
Real estate – commercial	361,348
Real estate – construction & land development	37,680
Equity Lines of Credit	25,324
Auto	-
Other	-
Total	$510,806

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

The discretionary allocation is based upon management’s evaluation of various loan segment conditions that are not directly measured in the determination of the formula and specific allowances. The conditions may include, but are not limited to, general economic and business conditions affecting the key lending areas of the Company, credit quality trends, collateral values, loan volumes and concentrations, and other business conditions.   We have added a new specific pandemic qualitative factor to our allowance for loan loss calculation and have increased the qualitative factor related to economic conditions. These changes resulted in the need for additional loan loss provision during 2020. See  Item 1A - Risk Factors for a discussion of the COVID-19 global pandemic and its potential effect on the Company's current and future financial position and results of operations.

In June 2016, the FASB issued ASU No. 2016-13, Measurement of Credit Losses on Financial Instruments. ASU No. 2016-13 significantly changes how entities will measure credit losses for most financial assets and certain other instruments that aren’t measured at fair value through net income. The standard will replace today’s “incurred loss” approach with an “expected loss” model. The new model, referred to as the current expected credit loss (“CECL”) model, will apply to: (1) financial assets subject to credit losses and measured at amortized cost, and (2) certain off-balance sheet credit exposures. This includes, but is not limited to, loans, leases, held-to- maturity securities, loan commitments, and financial guarantees. The CECL model does not apply to available-for-sale (“AFS”) debt securities. For AFS debt securities with unrealized losses, entities will measure credit losses in a manner similar to what they do today, except that the losses will be recognized as allowances rather than reductions in the amortized cost of the securities. The ASU also simplifies the accounting model for purchased credit-impaired debt securities and loans. ASU No. 2016- 13 also expands the disclosure requirements regarding an entity’s assumptions, models, and methods for estimating the allowance for loan and lease losses. On October 16, 2019, the FASB approved a proposal to change the effective date of ASU No. 2016-13 for smaller reporting companies, as defined by the SEC, and other non-SEC reporting entities, delaying the effective date to fiscal years beginning after December 31, 2022, including interim periods within those fiscal periods. As the Company is a smaller reporting company and has not adopted provisions of the standard early, the delay is applicable to the Company. The Company has begun its implementation efforts by establishing an implementation team chaired by the Company’s Chief Credit Officer and composed of members of the Company’s credit administration and accounting departments. We have purchased software to support the CECL calculation of the allowance for loan losses under ASU No 2016-13. During the second quarter of 2021 we engaged a consultant to perform a model validation of our CECL model and to assist us in documenting all aspects of the CECL model. The Company’s preliminary evaluation indicates the provisions of ASU No. 2016-13 are expected to impact the Company’s Consolidated Financial Statements, in particular the level of the reserve for credit losses. However, the Company continues to evaluate the extent of the potential impact.

During the years ended December 31, 2021 and 2020 we recorded a provision for loan losses of $1.1 million and $3.2 million, respectively.  Net charge-offs totaled $675 thousand during the year ended December 31, 2021, an increase of $159 thousand from $516 thousand during the year ended December 31, 2020.  Net charge-offs as a percentage of average loans increased from 0.07% during 2020 to 0.09% during the year ended December 31, 2021.

The following table provides selected credit ratios as of December 31, 2021, 2020 and 2019:

(dollars in thousands)	As of and for the Year Ended December 31,
	2021	2020	2019
Allowance for loan losses to total loans outstanding	1.23%	1.40%	1.17%
Allowance for loan losses	$10,352	$9,902	$7,243
Total loans outstanding	$838,587	$709,246	$617,561
Nonaccrual loans to total loans outstanding	0.58%	0.36%	0.33%
Nonaccrual loans	$4,863	$2,536	$2,050
Total loans outstanding	$838,587	$709,246	$617,561
Allowance for loan losses to nonaccrual loans	212.87%	390.46%	353.32%
Allowance for loan losses	$10,352	$9,902	$7,243
Nonaccrual loans	$4,863	$2,536	$2,050
Net charge-offs during the period to average loans outstanding:
Commercial	0.09%	0.08%	1.26%
Net charge-off during the period	$116	$97	$561
Average amount outstanding	$133,433	$119,840	$44,533
Agricultural	0.00%	0.00%	0.00%
Net charge-off during the period	$-	$-	$-
Average amount outstanding	$99,598	$75,469	$73,965
Real estate - residential	(0.03%)	(0.11%)	(0.02%)
Net charge-off during the period	$(3)	$(15)	$(3)
Average amount outstanding	$11,236	$13,265	$15,628
Real estate - commercial	0.00%	0.00%	0.00%
Net charge-off during the period	$(8)	$(8)	$(4)
Average amount outstanding	$376,048	$328,602	$286,376
Real estate - construction & land development	0.00%	0.00%	0.00%
Net charge-off during the period	$-	$-	$-
Average amount outstanding	$36,446	$26,212	$40,041
Equity lines of credit	(0.01%)	(0.01%)	0.00%
Net charge-off during the period	$(4)	$(4)	$1
Average amount outstanding	$33,662	$35,205	$37,333
Auto	0.63%	0.41%	0.72%
Net charge-off during the period	$567	$374	$609
Average amount outstanding	$90,651	$92,041	$84,585
Other	0.16%	1.64%	1.21%
Net charge-off during the period	$7	$72	$51
Average amount outstanding	$4,453	$4,390	$4,211
Total Loans	0.09%	0.07%	0.21%
Net charge-off during the period	$675	$516	$1,215
Average amount outstanding	$785,527	$695,024	$586,672

The allowance for loan losses totaled $10.4 million at December 31, 2021 and $9.9 million at December 31, 2020. Specific reserves related to impaired loans decreased by $146 thousand from $174 thousand at December 31, 2020 to $28 thousand at December 31, 2021.  At December 31, 2021 and 2020, the Company's recorded investment in impaired loans totaled $4.9 million and $2.2 million, respectively. At least quarterly the Company evaluates each specific reserve and if it determines that the loss represented by the specific reserve is uncollectable it records a charge-off for the uncollectable portion. General reserves were $10.3 million at December 31, 2021 and $9.7 million at December 31, 2020. The allowance for loan losses as a percentage of total loans decreased from 1.40% at December 31, 2020 to 1.23% at December 31, 2021. The percentage of general reserves to unimpaired loans totaled 1.24% at December 31, 2021 and 1.37% at December 31, 2020. Excluding loans acquired from BFR and recorded at fair value, the allowance for loan losses as a percentage of total loans at December 31, 2021 would have been 1.45%.

The following table provides a breakdown of the allowance for loan losses:

		Percent of		Percent of
		Loans in		Loans in
	Balance at	Each	Balance at	Each
	End of	Category to	End of	Category to
(dollars in thousands)	Period	Total Loans	Period	Total Loans
	12/31/2021	12/31/2021	12/31/2020	12/31/2020
Commercial	$1,074	11.9%	$950	16.5%
Agricultural	791	15.1%	757	10.3%
Real estate – residential	168	1.9%	164	1.6%
Real estate – commercial	4,549	49.9%	5,089	49.7%
Real estate – construction & land development	1,325	6.1%	554	3.6%
Equity Lines of Credit	426	3.9%	499	4.9%
Auto	1,911	10.6%	1,768	12.8%
Other	108	0.6%	121	0.6%
Total	$10,352	100%	$9,902	100%

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

Loans restructured (TDRs) and not included in nonperforming loans in the following table totaled $0.9 million at December 31, 2021, 2020 and 2019. For additional information related to restructured loans see Note 5 of the Company's Consolidated Financial Statements in Item 8 - Financial Statements and Supplementary Data of this Annual Report on Form 10-K

The following table sets forth the amount of the Company's nonperforming assets as of the dates indicated.

	At December 31,
	(dollars in thousands)
	2021	2020	2019
Nonaccrual loans	$4,863	$2,536	$2,050
Loans past due 90 days or more and still accruing	-	-	-
Total nonperforming loans	4,863	2,536	2,050
Other real estate owned	487	403	707
Other vehicles owned	47	31	56
Total nonperforming assets	$5,397	$2,970	$2,813
Interest income forgone on nonaccrual loans	$381	$119	$158
Interest income recorded on a cash basis on nonaccrual loans	$-	$-	$-
Nonperforming loans to total loans	0.58%	0.36%	0.33%
Nonperforming assets to total assets	0.33%	0.27%	0.33%

Nonperforming loans at December 31, 2021 were $4.9 million, an increase of $2.4 million from the $2.5 million balance at December 31, 2020. Specific reserves on nonaccrual loans totaled $0 at December 31, 2021 and $143 thousand at December 31, 2020, respectively. Performing loans past due thirty to eighty-nine days were $3.5 million at December 31, 2021 up from $1.2 million at December 31, 2020. Performing loans past due thirty to eighty-nine days were $3.7 million at December 31, 2019.

A substandard loan is not adequately protected by the current sound worth and paying capacity of the borrower or the value of the collateral pledged, if any. Total substandard loans increased by $3.7 million from $1.8 million at December 31, 2020 to $5.5 million at December 31, 2021. Loans classified as special mention increased by $1.9 million from $3.1 million at December 31, 2020 to $5.0 million at December 31, 2021.

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

As of  December 31, 2021 and December 31, 2020 the Company had $31.3 million and $693 thousand, respectively in SBA government guaranteed loans held for sale. Loans held for sale are recorded at the lower of cost or fair value and therefore may be reported at fair value on a non-recurring basis. The fair values for loans held for sale are based on either observable transactions of similar instruments or formally committed loan sale prices.

OREO represents real property acquired by the Bank either through foreclosure or through a deed in lieu thereof from the borrower. Repossessed assets include vehicles and other commercial assets acquired under agreements with delinquent borrowers. OREO holdings represented three properties totaling $487 thousand at December 31, 2021  and three properties totaling $403 thousand at December 31, 2020. Nonperforming assets as a percentage of total assets were 0.33% at December 31, 2021 and 0.27% at December 31, 2020.

The following table provides a summary of the change in the number and balance of OREO properties for the years ended December 31, 2021 and 2020, dollars in thousands:

	Year Ended December 31,
	Number	2021	Number	2020
Beginning Balance	3	403	3	707
Additions	1	177	1	56
Dispositions	(1)	(56)	(1)	(360)
Provision from change in OREO valuation	-	(37)	-	-
Ending Balance	3	$487	3	$403

Investment Portfolio and Federal Reserve Balances. Total investment securities were $305.9 million as of December 31, 2021 and $179.6 million as of December 31, 2020. Unrealized gains on available-for-sale investment securities totaling $1.7 million were recorded, net of $493 thousand in tax expense, as accumulated other comprehensive income within shareholders' equity at December 31, 2021. Unrealized gains on available-for-sale investment securities totaling $6.6 million were recorded, net of $1.95 million in tax expense, as accumulated other comprehensive income within shareholders' equity at December 31, 2020.

During the year ended December 31, 2021 the Company sold twenty-nine available-for-sale investment securities for total proceeds of $20.0 million recording a $209 thousand loss on sale. No investment securities were sold during the year ended December 31, 2020.

The investment portfolio at December 31, 2021 consisted of $151.0 million in securities of U.S. Government-sponsored agencies, $57.2 million in securities of U.S. Government agencies and 188 municipal securities totaling $97.7 million. The investment portfolio at December 31, 2020 consisted of $110.7 million in securities of U.S. Government-sponsored agencies, $10.5 million  in securities of U.S. Government agencies  and 135 municipal securities totaling $58.4 million.

There were no Federal funds sold at December 31, 2021 or December 31, 2020; however, the Bank maintained interest earning balances at the Federal Reserve Bank totaling $320.5 million at December 31, 2021 and $143.7 million at December 31, 2020. The balance, at December 31, 2021, earned interest at the rate of 0.15%.

The Company classifies its investment securities as available-for-sale or held-to-maturity. Currently all securities are classified as available-for-sale. Securities classified as available-for-sale may be sold to implement the Company's asset/liability management strategies and in response to changes in interest rates, prepayment rates and similar factors.

The following table summarizes the maturities of the Company's securities at their carrying value, which represents fair value, and their weighted average tax equivalent yields at December 31, 2021. Mortgage-backed securities are included in maturity categories based on their stated maturity date. Expected maturities may differ from contractual maturities because the issuers may have the right to call or prepay obligations.

			After One Through		After Five Through
(dollars in thousands)	Within One Year		Five Years		Ten Years		After Ten Years		Total
Available-for-sale (Fair Value)	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
U.S. Government-sponsored agency mortgage-backed securities - residential	$-	-%	$-	-%	$8,671	2.44%	$142,363	1.80%	$151,034	1.84%
U.S. Government agency mortgage-backed securities - commercial	-	-%	-	-%	-	-%	57,225	1.59%	57,225	1.59%
Municipal obligations	369	3.39%	4,279	3.41%	8,906	3.45%	84,101	2.82%	97,655	2.91%
Total	$369	3.39%	$4,279	3.41%	$17,577	2.94%	$283,689	2.06%	$305,914	2.13%

Deposits. Deposits represent the Bank's primary source of funds. Deposits are primarily core deposits in that they are demand, savings and time deposits generated from local businesses and individuals. These sources are considered to be relatively stable, long-term relationships thereby enhancing steady growth of the deposit base without major fluctuations in overall deposit balances. The Company experiences, to a small degree, some seasonality with the slower growth period between November through April, and the higher growth period from May through October. To assist in meeting any funding demands, the Company maintains a secured borrowing arrangement with the FHLB. Total deposits increased by $465 million from $974 million at December 31, 2020 to $1.4 billion at December 31, 2021. We acquired $177 million in deposits upon the acquisition of BFR. Excluding BFR deposits, we attribute much of this increase to Pandemic related economic stimulus, a more cautious consumer, and continued growth in our customer base. The increase in deposits includes increases of $220 million in demand deposits, $134 million in savings accounts, $87 million in money market accounts, and $24 million in time deposits. At December 31, 2021, 51% of the Company’s deposits were in the form of non-interest-bearing demand deposits and only 4% were time deposits. The Company has no brokered deposits.

The following tables show the distribution of deposits by type at December 31, 2021 and 2020 and the average balance and rates paid on deposits for the three years ending December 31, 2021:

		Percent of		Percent of
		Deposits in		Deposits in
		Each Category		Each Category
	Balance at End	to Total	Balance at End	to Total
	of Period	Deposits	of Period	Deposits
(dollars in thousands)	12/31/2021	12/31/2021	12/31/2020	12/31/2020
Non-interest bearing	$736,582	51.2%	$516,682	53.0%
NOW	-	-%	-	-%
Money Market	261,005	18.1%	173,557	17.8%
Savings	377,050	26.2%	243,419	25.0%
Time	64,362	4.5%	40,316	4.2%
Total Deposits	$1,438,999	100%	$973,974	100%

	Average Balance	Yields/Rates	Average Balance	Yields/Rates	Average Balance	Yields/Rates
(dollars in thousands)	12/31/2021	12/31/2021	12/31/2020	12/31/2020	12/31/2019	12/31/2019
Non-interest bearing	$645,955		$423,444		$325,473
NOW	-	0.00%	97,395	0.08%	106,020	0.10%
Money Market	224,776	0.14%	115,203	0.24%	86,756	0.47%
Savings	306,911	0.09%	212,470	0.13%	180,181	0.17%
Time	53,976	0.36%	38,003	0.52%	48,766	0.80%
Total interest bearing	$585,663	0.13%	$463,071	0.18%	$421,723	0.28%

The following table shows the Company's time deposits  in excess of the FDIC insurance limit and time deposits otherwise uninsured at December 31, 2021 (dollars in thousands):

Amount
Portion of time deposits in excess of insurance limit	$8,866
Time deposits otherwise uninsured	$-

Time deposits of $250,000 or more are generally from the Company's local business and individual customer base. The potential impact on the Company's liquidity from the withdrawal of these deposits is discussed at the Company's asset and liability management committee meetings, and is considered to be minimal.

Short-term Borrowing Arrangements.  The Company is a member of the FHLB and can borrow up to $253 million from the FHLB secured by commercial and residential mortgage loans with carrying values totaling $493 million. The Company is required to hold FHLB stock as a condition of membership. At December 31, 2021 the Company held $4.5 million of FHLB stock which is recorded as a component of other assets. Based on this level of stock holdings the Company can borrow up to $164.8 million. To borrow the full $253 million in available credit the Company would need to purchase $2.4 million in additional FHLB stock. In addition to its FHLB borrowing line, the Company has unsecured short-term borrowing agreements with three of its correspondent banks in the amounts of $50 million, $20 million and $10 million. There were $5 million in outstanding borrowings to the FHLB at December 31, 2020 and no borrowings outstanding at December 31, 2021. The $5 million matured on May 7, 2021.   There were no outstanding borrowings to the correspondent banks at December 31, 2021 and December 31, 2020.

Note Payable. The Company maintains a $15 million line of credit facility with one of its correspondent banks (the "Note").  Interest on the Note is payable at the "Prime Rate".  There were no borrowings on the Note during 2021 or 2020. The Note is secured by 100 shares of Plumas Bank stock representing the Company's 100% ownership interest in Plumas Bank. Under the Note, the Bank is subject to several negative and affirmative covenants including, but not limited to, providing timely financial information, maintaining specified levels of capital, restrictions on additional borrowings, and meeting or exceeding certain capital and asset quality ratios. The Bank was in compliance with all such covenants related to the Note at December 31, 2021 and December 31, 2020.

On January 25, 2022 the Company replaced this facility with a $15 million Loan Agreement (the “Loan Agreement”) and Promissory Note (the “Term Note”). The Term Note matures on January 25, 2035 and can be prepaid at any time.  During the initial three years of the Loan Agreement the Term Note functions as an interest only revolving line of credit.  Beginning on year four the Term Note converts into a term loan requiring semi-annual principal and interest payments and no further advances can be made. The proceeds of this lending facility shall be used by the Company for general corporation purposes, and to provide capital injections into the Bank. The Term Note bears interest at a fixed rate of 3.85% for the first 5 years and then at a floating interest rate linked to WSJ Prime Rate for the remaining eight year term. The Loan Agreement provides for a $187,500 loan fee. The Note is secured by the common stock of the Bank. The Loan Agreement contains certain financial and non-financial covenants, which include, but are not limited to, a minimum leverage ratio at the Bank, a minimum total risk-based capital ratio at the Bank, a maximum Texas Ratio at the Bank, a minimum level of Tier 1 capital at the Bank  and a return on average assets needed to generate a 1.25X debt service coverage ratio. The Loan Agreement also contains customary events of default, including, but not limited to, failure to pay principal or interest, the commencement of certain bankruptcy proceedings, and certain adverse regulatory events affecting the Company or the Bank. Upon the occurrence of an event of default under the Loan Agreement, the Company’s obligations under the Loan Agreement may be accelerated.

Repurchase Agreements. The Bank offers a repurchase agreement product for its larger  customers which use securities sold under agreements to repurchase as an alternative to interest-bearing deposits. Securities sold under agreements to repurchase totaling $17.3 million and $13.9 million at December 31, 2021 and December 31, 2020, respectively, are secured by U.S. Government agency securities with a carrying amount of $23.0 million and $19.8 million at December 31, 2021 and December 31, 2020, respectively. Interest paid on this product is similar to that which is paid on the Bank’s money market accounts; however, these are not deposits and are not FDIC insured.

Junior Subordinated Deferrable Interest Debentures. Plumas Statutory Trust I and II are business trust subsidiaries formed by the Company with capital of $364 thousand and $184 thousand, respectively, for the sole purpose of issuing trust preferred securities fully and unconditionally guaranteed by the Company. During 2002, Trust I issued 6,000 Floating Rate Capital Trust Pass-Through Securities ("Trust Preferred Securities"), with a liquidation value of $1,000 per security, for gross proceeds of $6,000,000. During 2005, Trust II issued 4,000 Trust Preferred Securities with a liquidation value of $1,000 per security, for gross proceeds of $4,000,000. The entire proceeds were invested by Trust I in the amount of $6,186,000 and Trust II in the amount of $4,124,000 in Floating Rate Junior Subordinated Deferrable Interest Debentures (the "Subordinated Debentures") issued by the Company, with identical maturity, repricing and payment terms as the Trust Preferred Securities. The Subordinated Debentures represent the sole assets of Trusts I and II.

Trust I’s Subordinated Debentures mature on September 26, 2032, bear a current interest rate of 3.62% (based on 3-month LIBOR plus 3.40%), with repricing and payments due quarterly. Trust II’s Subordinated Debentures mature on September 28, 2035, bear a current interest rate of 1.68% (based on 3-month LIBOR plus 1.48%), with repricing and payments due quarterly. The interest rate of the Trust Preferred Securities issued by Trust I adjust on each quarterly anniversary date to equal the 3-month LIBOR plus 3.40%. The Trust Preferred Securities issued by Trust II adjust on each quarterly anniversary date to equal the 3-month LIBOR plus 1.48%. Both Trusts I and II have the option to defer payment of the distributions for a period of up to five years, as long as the Company is not in default on the payment of interest on the Subordinated Debentures.

Interest expense recognized by the Company for the years ended December 31, 2021, 2020 and 2019 related to the subordinated debentures was $348,000, $385,000 and $531,000, respectively.

Interest Rate Swaps. On May 26, 2020 we entered into two separate interest rate swap agreements with notional amounts totaling $10 million, effectively converting the $10 million in Subordinated Debentures to fixed obligations.  The swaps have a 10 year maturity and fix the labor rate on the Subordinated Debentures at approximately 75 basis points. These agreements have been designated and qualify as cash flow hedging instruments and, as such changes in the fair value are recorded in accumulated other comprehensive income/loss to the extent the agreements are effective hedges. The swaps were determined to be fully effective during all periods presented. As such, no amount of ineffectiveness has been included in net income. Therefore, the aggregate fair value of the swaps is recorded in other assets with changes in fair value recorded in other comprehensive income. The amount included in accumulated other comprehensive income would be reclassified to current earnings should the hedges no longer be considered effective. The Company expects the hedges to remain fully effective during the remaining terms of the swaps.  At December 31, 2021  and December 31, 2020 the carrying value of the swaps, which was included in other assets, was an unrealized gain of $607 thousand and $142 thousand, respectively.

Capital Resources

Total shareholders’ equity increased by $33.9 million from $100.2 million at December 31, 2020, to $134.1 million at December 31, 2021. The $33.9 million includes earnings during the twelve-month period totaling $21.0 million, common stock issued in the acquisition of Feather River Bancorp totaling $18.7 million and stock option activity totaling $0.5 million. These items were partially offset by the payment of cash dividends totaling $3.1 million and a decrease in accumulated other comprehensive income of $3.2 million.

It is the policy of the Company to periodically distribute excess retained earnings to the shareholders through the payment of cash dividends. The Board of Directors believes that such dividends help promote shareholder value and capital adequacy by enhancing the marketability of the Company’s stock. All authority to provide a return to the shareholders in the form of a cash or stock dividend or split rests with the Board of Directors. The Board periodically, but on no regular schedule, reviews the appropriateness of a cash dividend payment. The Company’s ability to pay dividends is limited by California and federal law and the policies and regulations of the FRB as well as restrictions on the Subordinated Debentures. During 2021 the Company paid quarterly cash dividends of $0.14 per share on each of November 15, 2021, August 16, 2021, May 17, 2021 and February 15, 2021. During 2020 the Company paid three quarterly $0.12  per share dividends one each on May 15, 2020, August 14, 2020 and November 16, 2020.  During 2019 semi-annual cash dividends were paid as follows:  $0.23 per share on May 15, 2019 and November 15, 2019.

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

In July, 2013, the federal bank regulatory agencies adopted rules implementing the Basel Committee on Banking Supervision’s capital guidelines for U.S. depository organizations, sometimes called “Basel III,” that increased the minimum regulatory capital requirements for bank holding companies and depository institutions and implemented strict eligibility criteria for regulatory capital instruments. The Basel III capital rules include a minimum common equity Tier 1 ratio of 4.5%, a Tier 1 capital ratio of 6.0%, a total risk-based capital ratio of 8.0%, and a minimum leverage ratio of 4.0% (calculated as Tier 1 capital to average consolidated assets). The minimum capital levels required to be considered “well capitalized” include a common equity Tier 1 ratio of 6.5%, a Tier 1 risk-based capital ratio of 8.0%, a total risk-based capital ratio of 10.0%  and a leverage ratio of 5.0%.  In addition, the Basel III capital rules require that banking organizations maintain a capital conservation buffer of 2.5% above the minimum capital requirements in order to avoid restrictions on their ability to pay dividends, repurchase stock or pay discretionary bonuses. Including the capital conservation buffer of 2.5%, the Basel III capital rules require the following minimum ratios for a bank holding company or bank to be considered well capitalized: a common equity Tier 1 capital ratio of 7.0%, a Tier 1 capital ratio of 8.5%, and a total capital ratio of 10.5%. At December 31, 2021, the Company’s and the Bank’s capital ratios exceeded the thresholds necessary to be considered “well capitalized” under the Basel III framework.

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

The following table sets forth the Bank's actual capital amounts and ratios (dollar amounts in thousands):

			Minimum Amount of Capital Required
					To be Well-Capitalized
			For Capital		Under Prompt
	Actual		Adequacy Purposes (1)		Corrective Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2021
Common Equity Tier 1 Ratio	$134,015	14.4%	$42,024	4.5%	$60,701	6.5%
Tier 1 Leverage Ratio	134,015	8.4%	64,066	4.0%	80,083	5.0%
Tier 1 Risk-Based Capital Ratio	134,015	14.4%	56,032	6.0%	74,709	8.0%
Total Risk-Based Capital Ratio	144,708	15.5%	74,709	8.0%	93,387	10.0%

December 31, 2020
Common Equity Tier 1 Ratio	$103,361	14.2%	$32,802	4.5%	$47,381	6.5%
Tier 1 Leverage Ratio	103,361	9.2%	45,017	4.0%	56,271	5.0%
Tier 1 Risk-Based Capital Ratio	103,361	14.2%	43,736	6.0%	58,315	8.0%
Total Risk-Based Capital Ratio	112,485	15.4%	58,315	8.0%	72,894	10.0%

(1) Does not include amounts required to maintain the capital conservation buffer under the new capital rules

Management believes that the Bank met all its capital adequacy requirements as of December 31, 2021.

The current and projected capital positions of the Bank and the impact of capital plans and long-term strategies are reviewed regularly by management. The Company policy is to maintain the Bank’s ratios above the prescribed well-capitalized ratios at all times.

Off-Balance Sheet Arrangements

Loan Commitments. In the normal course of business, there are various commitments outstanding to extend credits that are not reflected in the financial statements. Commitments to extend credit and letters of credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Annual review of commercial credit lines, letters of credit and ongoing monitoring of outstanding balances reduces the risk of loss associated with these commitments. As of December 31, 2021, the Company had $162.5 million in unfunded loan commitments and $12 thousand in letters of credit. This compares to $144.4 million in unfunded loan commitments and $531 thousand in letters of credit at December 31, 2020. Of the $162.5 million in unfunded loan commitments, $109.2 million and $53.3 million represented commitments to commercial and consumer customers, respectively. Of the total unfunded commitments at December 31, 2021, $91.7 million were secured by real estate, of which $48.2 million was secured by commercial real estate and $43.5 million was secured by residential real estate mostly in the form of equity lines of credit. The commercial loan commitments not secured by real estate primarily represent business lines of credit, while the consumer loan commitments not secured by real estate primarily represent revolving credit card lines and overdraft protection lines. Since some of the commitments are expected to expire without being drawn upon the total commitment amounts do not necessarily represent future cash requirements.

Operating Leases. The Company leases three depository branches, one of which is a land lease on which we own the building, three lending offices, two administrative offices and two non-branch automated teller machine locations.  The expiration dates of the leases vary, with the first such lease expiring during 2022 and the last such lease expiring during 2044. Including variable lease expense, total rent expense for the years ended December 31, 2021, 2020 and 2019 was $507,000,  $407,000 and $465,000, respectively.

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

The Company is a member of the FHLB and can borrow up to $253 million from the FHLB secured by commercial and residential mortgage loans with carrying values totaling $493 million. See “Short-term Borrowing Arrangements” for additional information on our FHLB borrowing capacity. In addition to its FHLB borrowing line, the Company has unsecured short-term borrowing agreements with three of its correspondent banks in the amounts of $50 million, $20 million and $10 million. There were no outstanding borrowings to the correspondent banks under these agreements at December 31, 2021 and 2020.  There was a $5 million outstanding balance on the FHLB line at December 31 2020.  This borrowing matured on May 7, 2021 and was non-interest bearing. There was no outstanding balance on the FHLB borrowing line at December 31, 2021.

Customer deposits are the Company’s primary source of funds. Total deposits increased by $465 million from $974 million at December 31, 2020 to $1.4 billion at December 31, 2021. Deposits are held in various forms with varying maturities. The Company’s securities portfolio, Federal funds sold, FHLB advances, and cash and due from banks serve as the primary sources of liquidity, providing adequate funding for loans during periods of high loan demand. During periods of decreased lending, funds obtained from the maturing or sale of investments, loan payments, and new deposits are invested in short-term earning assets, such as cash held at the FRB, Federal funds sold and investment securities, to serve as a source of funding for future loan growth. Management believes that the Company’s available sources of funds, including borrowings, will provide adequate liquidity for its operations in the foreseeable future.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a smaller reporting company we are not required to provide the information required by this item.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The following consolidated financial statements of Plumas Bancorp and subsidiary, and report of the independent registered public accounting firm, are included in the Annual Report of Plumas Bancorp to its shareholders for the years ended December 31, 2021, 2020 and 2019.

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Management of Plumas Bancorp and subsidiary (the “Company”) is responsible for establishing and maintaining adequate internal control over financial reporting. The Company’s internal control over financial reporting is a process designed under the supervision of the Company’s Chief Executive Officer and Chief Financial Officer to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company’s financial statements for external reporting purposes in accordance with accounting principles generally accepted in the United States of America.

As of December 31, 2021, management assessed the effectiveness of the Company’s internal control over financial reporting based on the framework established in the 2013 Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  Based on this assessment, management has determined that the Company’s internal control over financial reporting as of December 31, 2021, is effective.

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
Quincy, California

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Plumas Bancorp and Subsidiary (the “Company”) as of December 31, 2021 and 2020, and the related consolidated statements of income, comprehensive income, changes in shareholders’ equity, and cash flows, for each of the years in the three-year period ended December 31, 2021, and the related notes (collectively referred to as the “financial statements”).

In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Allowance for Loan Losses

As discussed in Note 5 to the Company’s consolidated financial statements, the Company has a gross loan portfolio, net of deferred fees and costs of $839.7 million and related allowance for loan losses of $10.4 million as of December 31, 2021. The Company’s allowance for loan losses is a material and complex estimate requiring significant management judgment in the evaluation of the credit quality and the estimation of inherent losses within the loan portfolio. The allowance for loan losses includes a general reserve which is determined based on the results of a quantitative and a qualitative analysis of all loans not measured for impairment at the reporting date.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

(Continued)

The primary procedures we performed to address this critical audit matter included:

●

Obtaining an understanding of the design and implementation of controls relating to management’s timely identification of problem loans, appropriate application of loan rating policy, consistency of application of accounting policies and appropriateness of assumptions used in the allowance for loan losses calculation.

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

Acquisition of Feather River Bancorp, Inc. (“FRB”)

As discussed in Note 18 to the Company’s consolidated financial statements, on July 1, 2021, the Company closed its acquisition of 100% of FRB and its wholly-owned subsidiary, Bank of Feather River.  The value of the transaction consideration was approximately $23.4 million.  The acquisition of FRB has been accounted for as a business combination using the acquisition method of accounting which requires assets acquired and liabilities assumed to be recognized at fair value as of the acquisition date. Goodwill of $5.5 million arising from the acquisition was derived based on the excess of the purchase price over the fair value of the net assets received.

The Company’s determination of fair values of certain identifiable tangible and intangible assets is complex and included the following areas of management’s judgments: (i) application of accounting guidance related to business combinations, (ii) significant unobservable inputs and assumptions utilized by management in determining the fair values of certain identifiable tangible and intangible assets, and (iii) changes in certain assumptions that could have a significant impact on the fair values of the identifiable tangible and intangible assets acquired.

Auditing these elements involved especially challenging auditor judgment due to the nature and extent of audit effort required to address these matters, including the extent of specialized skill or knowledge needed.

The primary procedures we performed to address this critical audit matter included:

●

Obtaining an understanding of the design and implementation of controls relating to management’s identification of assets and liabilities acquired in the acquisition transaction and management’s consideration of the methodologies and related significant inputs and assumptions used in the determination of estimated fair values of assets and liabilities acquired.

●	Assessing management’s application of accounting guidance related to business combinations.

●

Assessing the reasonableness of significant underlying assumptions by evaluating whether the information used by the Company: (i) was reasonably available at the time of the analysis; (ii) was the best information available under the circumstances; and (iii) gave consideration to observable market prices.

●	Assessing the methodology utilized by management, including complex assumptions used, and testing the underlying source information, in the determination of fair values as of the acquisition date with the assistance of our internal valuation specialists.

/s/ Eide Bailly LLP

San Ramon, California

March 17, 2022

We have served as the Company’s auditor since 2019.  Vavrinek, Trine, Day & Co., LLP, who joined Eide Bailly LLP in 2019, had served as the Company’s auditor since 2013.

PLUMAS BANCORP AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

December 31, 2021 and 2020

	2021	2020
ASSETS

Cash and cash equivalents	$380,584,000	$184,909,000
Investment securities available for sale	305,914,000	179,613,000
Loans held for sale	31,277,000	693,000
Loans, less allowance for loan losses of $10,352,000 in December 31, 2021 and $9,902,000 in 2020	829,385,000	700,102,000
Other real estate owned	487,000	403,000
Premises and equipment, net	16,424,000	14,016,000
Bank owned life insurance	15,844,000	13,526,000
Goodwill	5,502,000	-
Accrued interest receivable and other assets	28,657,000	18,314,000

Total assets	$1,614,074,000	$1,111,576,000

LIABILITIES AND SHAREHOLDERS' EQUITY

Deposits:
Non-interest bearing	$736,582,000	$516,682,000
Interest bearing	702,417,000	457,292,000

Total deposits	1,438,999,000	973,974,000

Repurchase agreements	17,283,000	13,878,000
Accrued interest payable and other liabilities	13,400,000	8,260,000
Federal Home Loan Bank advances	-	5,000,000
Junior subordinated deferrable interest debentures	10,310,000	10,310,000

Total liabilities	1,479,992,000	1,011,422,000

Commitments and contingencies (Note 11)

Shareholders' equity:
Serial preferred stock - no par value; 10,000,000 shares authorized; none outstanding	-	-
Common stock - no par value; 22,500,000 shares authorized; issued and outstanding – 5,816,991 at December 31, 2021 and 5,182,232 at December 31, 2020	26,801,000	7,656,000
Retained earnings	105,681,000	87,753,000
Accumulated other comprehensive income, net of taxes	1,600,000	4,745,000

Total shareholders' equity	134,082,000	100,154,000

Total liabilities and shareholders' equity	$1,614,074,000	$1,111,576,000

The accompanying notes are an integral part of these consolidated financial statements.

PLUMAS BANCORP AND SUBSIDIARY

 CONSOLIDATED STATEMENTS OF INCOME

For the Years Ended December 31, 2021, 2020 and 2019

	2021	2020	2019
Interest income:
Interest and fees on loans	$42,487,000	$35,726,000	$34,097,000
Interest and fees on loans held for sale	826,000	254,000	178,000
Interest on investment securities:
Taxable	2,746,000	2,451,000	3,487,000
Exempt from Federal income taxes	1,666,000	983,000	908,000
Other	345,000	210,000	632,000

Total interest income	48,070,000	39,624,000	39,302,000

Interest expense:
Interest on deposits	780,000	832,000	1,201,000
Interest on junior subordinated deferrable interest debentures	348,000	385,000	531,000
Other	8,000	11,000	15,000

Total interest expense	1,136,000	1,228,000	1,747,000

Net interest income before provision for loan losses	46,934,000	38,396,000	37,555,000

Provision for loan losses	1,125,000	3,175,000	1,500,000

Net interest income after provision for loan losses	45,809,000	35,221,000	36,055,000

Non-interest income:
Interchange revenue	3,279,000	2,568,000	2,374,000
Service charges	2,349,000	2,323,000	2,695,000
Gain on sale of loans held for sale	1,008,000	1,344,000	867,000
Loan servicing fees	852,000	841,000	760,000
(Loss) gain on sale of investment securities	(209,000)	-	114,000
Earnings on bank owned life insurance policies, net	380,000	342,000	328,000
Other	1,057,000	1,045,000	997,000

Total non-interest income	8,716,000	8,463,000	8,135,000

(Continued)

PLUMAS BANCORP AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME

(Continued)

For the Years Ended December 31, 2021, 2020 and 2019

	2021	2020	2019

Non-interest expenses:
Salaries and employee benefits	$12,792,000	$13,282,000	$13,009,000
Occupancy and equipment	3,983,000	3,362,000	3,311,000
Other	9,263,000	7,088,000	6,490,000
Total non-interest expenses	26,038,000	23,732,000	22,810,000

Income before income taxes	28,487,000	19,952,000	21,380,000

Provision for income taxes	7,478,000	5,477,000	5,868,000

Net income	$21,009,000	$14,475,000	$15,512,000

Basic earnings per common share	$3.82	$2.80	$3.01
Diluted earnings per common share	$3.76	$2.77	$2.97
Common dividends per share	$0.56	$0.36	$0.46

The accompanying notes are an integral part of these consolidated financial statements.

PLUMAS BANCORP AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

For the Years Ended December 31, 2021, 2020 and 2019

	2021	2020	2019
Net Income	$21,009,000	$14,475,000	$15,512,000
Other comprehensive (loss) income:
Change in net unrealized gain on securities	(5,138,000)	3,685,000	5,887,000
Change in unrealized gain on cash flow hedge	465,000	142,000	-
Reclassification adjustments for net loss (gain) included in net income	209,000	-	(114,000)

Net unrealized holding gain (loss)	(4,464,000)	3,827,000	5,773,000

Related income tax effect:
Change in unrealized loss (gain) on securities	1,519,000	(1,089,000)	(1,741,000)
Change in unrealized gain on cash flow hedge	(138,000)	(42,000)
Reclassification of (loss) gain included in net income	(62,000)	-	34,000

Income tax effect	1,319,000	(1,131,000)	(1,707,000)

Total other comprehensive (loss) income	(3,145,000)	2,696,000	4,066,000
Comprehensive income	$17,864,000	$17,171,000	$19,578,000

The accompanying notes are an integral part of these consolidated financial statements.

PLUMAS BANCORP AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

For the Years Ended December 31, 2021, 2020 and 2019

				Accumulated
				Other
				Comprehensive	Total
	Common Stock		Retained	Income	Shareholders’
	Shares	Amount	Earnings	(Net of Taxes)	Equity

Balance, January 1, 2019	5,137,476	$6,944,000	$62,005,000	$(2,017,000)	$66,932,000

Net Income			15,512,000		15,512,000
Other comprehensive income				4,066,000	4,066,000
Exercise of stock options	28,284	144,000			144,000
Cash dividends on common stock			(2,373,000)		(2,373,000)
Stock-based compensation expense		224,000			224,000
Balance, December 31, 2019	5,165,760	7,312,000	75,144,000	2,049,000	84,505,000

Net Income			14,475,000		14,475,000
Other comprehensive income				2,696,000	2,696,000
Exercise of stock options	16,472	89,000			89,000
Cash dividends on common stock			(1,866,000)		(1,866,000)
Stock-based compensation expense		255,000			255,000
Balance, December 31, 2020	5,182,232	7,656,000	87,753,000	4,745,000	100,154,000

Net Income			21,009,000		21,009,000
Other comprehensive loss				(3,145,000)	(3,145,000)
Issuance of common stock	598,020	18,657,000			18,657,000
Exercise of stock options	36,739	265,000			265,000
Cash dividends on common stock			(3,081,000)		(3,081,000)
Stock-based compensation expense		223,000			223,000
Balance, December 31, 2021	5,816,991	$26,801,000	$105,681,000	$1,600,000	$134,082,000

The accompanying notes are an integral part of these consolidated financial statements.

PLUMAS BANCORP AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Years Ended December 31, 2021, 2020 and 2019

	2021	2020	2019

Cash flows from operating activities:
Net income	$21,009,000	$14,475,000	$15,512,000
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	1,125,000	3,175,000	1,500,000
Change in deferred loan origination costs/fees, net	(3,193,000)	2,308,000	(684,000)
Stock-based compensation expense	223,000	255,000	224,000
Depreciation and amortization	1,673,000	1,424,000	1,391,000
Amortization of investment security premiums	1,134,000	1,066,000	802,000
Loss (gain) on sale of investment securities	209,000	-	(114,000)
Gain on sale of loans held for sale	(1,008,000)	(1,344,000)	(867,000)
Loans originated for sale	(43,487,000)	(22,285,000)	(20,416,000)
Proceeds from loan sales	15,799,000	28,994,000	19,457,000
Gain on sale of building	-	(218,000)	-
Provision from change in OREO valuation	37,000	-	40,000
Net loss (gain) on sale of OREO	2,000	(9,000)	(275,000)
Net loss (gain) on sale of other vehicles owned	1,000	7,000	(5,000)
Earnings on bank owned life insurance policies	(380,000)	(342,000)	(328,000)
Benefit for deferred income taxes	(1,303,000)	(1,067,000)	(166,000)
Increase in accrued interest receivable and other assets	(947,000)	(3,030,000)	(100,000)
Increase (decrease) in accrued interest payable and other liabilities	688,000	1,221,000	(494,000)
Net cash provided by operating activities	(8,418,000)	24,630,000	15,477,000

(Continued)

PLUMAS BANCORP AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Continued)

For the Years Ended December 31, 2021, 2020 and 2019

	2021	2020	2019
Cash flows from investing activities:
Proceeds from matured and called available-for-sale investment securities	$500,000	$500,000	$200,000
Proceeds from sale of available-for-sale securities	19,981,000	-	19,668,000
Purchases of available-for-sale investment securities	(196,161,000)	(61,163,000)	(27,801,000)
Proceeds from principal repayments from available-for-sale government-guaranteed mortgage-backed securities	43,178,000	43,062,000	25,257,000
Net decrease (increase) in loans	30,468,000	(96,568,000)	(53,477,000)
Cash acquired in acquisition, net of consideration paid	23,631,000	-	-
Proceeds from sale of vehicles	324,000	458,000	636,000
Proceeds from sale of other real estate	137,000	369,000	698,000
Proceeds from sale of building	-	1,348,000	-
Purchases of FHLB stock	(231,000)	(150,000)	(490,000)
Purchase of FRB Stock	(706,000)	(651,000)	-
Purchases of premises and equipment	(931,000)	(1,606,000)	(1,397,000)
Net cash used in investing activities	(79,810,000)	(114,401,000)	(36,706,000)

Cash flows from financing activities:
Net increase in demand, interest-bearing and savings deposits	296,547,000	224,528,000	39,531,000
Net (decrease) increase in time deposits	(8,233,000)	2,122,000	(18,772,000)
Net increase (decrease) in securities sold under agreements to repurchase	3,405,000	(2,135,000)	2,955,000
Cash dividends paid on common stock	(3,081,000)	(1,866,000)	(2,373,000)
Proceeds from FHLB advances	-	10,000,000	-
Repayment of FHLB advances	(5,000,000)	(5,000,000)	-
Proceeds from exercise of stock options	265,000	89,000	144,000
Net cash provided by financing activities	283,903,000	227,738,000	21,485,000

Increase in cash and cash equivalents	195,675,000	137,967,000	256,000

Cash and cash equivalents at beginning of year	184,909,000	46,942,000	46,686,000
Cash and cash equivalents at end of year	$380,584,000	$184,909,000	$46,942,000

 (Continued)

PLUMAS BANCORP AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Continued)

For the Years Ended December 31, 2021, 2020 and 2019

	2021	2020	2019
Supplemental disclosure of cash flow information:

Cash paid during the year for:
Interest expense	$1,127,000	$1,255,000	$1,739,000
Income taxes	$9,190,000	$6,774,000	$6,019,000
Assets acquired in acquisition plus goodwill recognized, net	$204,960,000	$-	$-
Liabilities assumed in acquisition	$181,565,000	$-	$-

Non-Cash Investing Activities:
Real estate acquired through foreclosure	$258,000	$56,000	$-
Vehicles acquired through repossession	$342,000	$439,000	$635,000

Non-Cash Financing Activities:
Common stock retired in connection with the exercise of stock options	$119,000	$46,000	$42,000

The accompanying notes are an integral part of these consolidated financial statements.

PLUMAS BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	THE BUSINESS OF PLUMAS BANCORP

During 2002, Plumas Bancorp (the "Company") was incorporated as a bank holding company for the purpose of acquiring Plumas Bank (the "Bank") in a one bank holding company reorganization. This corporate structure gives the Company and the Bank greater flexibility in terms of operation, expansion and diversification. The Company formed Plumas Statutory Trust I ("Trust I") for the sole purpose of issuing trust preferred securities on September 26, 2002. The Company formed Plumas Statutory Trust II ("Trust II") for the sole purpose of issuing trust preferred securities on September 28, 2005. Plumas Bancorp is headquartered in Reno, Nevada.

The Bank operates twelve branches in California, including branches in Alturas, Chester, Fall River Mills, Greenville, Kings Beach, Portola, Quincy, Redding, Susanville, Tahoe City, Truckee and Yuba City. In December 2015 the Bank opened a branch in Reno, Nevada; its first branch outside of California and in 2018 the Bank purchased a branch located in Carson City, Nevada. The Bank's Yuba City branch was acquired upon the acquisition of Feather River Bancorp on July 1, 2021. The Bank’s administrative headquarters are in Quincy, California. In addition, the Bank operates a lending office specializing in government-guaranteed lending in Auburn, California, and commercial/agricultural lending offices in Chico California and Klamath Falls, Oregon. The Bank's primary source of revenue is generated from providing loans to customers who are predominately small and middle market businesses and individuals residing in the surrounding areas.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Consolidation and Basis of Presentation

The consolidated financial statements include the accounts of the Company and the consolidated accounts of its wholly-owned subsidiary, Plumas Bank. All significant intercompany balances and transactions have been eliminated.

Plumas Statutory Trust I and Trust II are not consolidated into the Company's consolidated financial statements and, accordingly, are accounted for under the equity method. The Company's investment in Trust I of $364,000 and Trust II of $184,000 are included in accrued interest receivable and other assets on the consolidated balance sheet. The junior subordinated deferrable interest debentures issued and guaranteed by the Company and held by Trust I and Trust II are reflected as debt on the consolidated balance sheet.

The accounting and reporting policies of Plumas Bancorp and subsidiary conform with accounting principles generally accepted in the United States of America and prevailing practices within the banking industry.

Reclassifications

Certain reclassifications have been made to prior years’ balances to conform to the classifications used in 2021. These reclassifications had no impact on the Company’s consolidated financial position, results of operations or net change in cash and cash equivalents.

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

Cash and Cash Equivalents

For the purpose of the statement of cash flows, cash and due from banks and Federal funds sold are considered to be cash equivalents. Generally, Federal funds are sold for one day periods. Cash held with other federally insured institutions in excess of FDIC limits as of December 31, 2021 was $40.4 million. Net cash flows are reported for customer loans and deposit transactions and repurchase agreements.

Investment Securities

Investments are classified into one of the following categories:

●

Available-for-sale securities reported at fair value, with unrealized gains and losses excluded from earnings and reported, net of taxes, as accumulated other comprehensive income (loss) within shareholders' equity.

●

Held-to-maturity securities, which management has the positive intent and ability to hold, reported at amortized cost, adjusted for the accretion of discounts and amortization of premiums. As of December 31, 2021 and 2020 the Company did not have any investment securities classified as held-to-maturity.

Management determines the appropriate classification of its investments at the time of purchase and may only change the classification in certain limited circumstances.

As of December 31, 2021, and 2020 the Company did not have any investment securities classified as trading and gains or losses on the sale of securities are computed on the specific identification method. Interest earned on investment securities is reported in interest income, net of applicable adjustments for accretion of discounts and amortization of premiums accounted for by the level yield method with no pre-payment anticipated.

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

Federal Home Loan Bank Stock

As a member of the Federal Home Loan Bank (FHLB) System, the Bank is required to maintain an investment in the capital stock of the FHLB. The investment is carried at cost, classified as a restricted security, and periodically evaluated for impairment based on ultimate recovery of par value. Both cash and stock dividends are reported as income. At December 31, 2021 and December 31, 2020, the Company held $4,450,000 and $3,667,000, respectively of FHLB stock. On the consolidated balance sheet, FHLB stock is included in accrued interest receivable and other assets.

Federal Reserve Bank (FRB) Stock

The Bank is a member of its regional Federal Reserve Bank.  FRB stock is carried at cost, classified as a restricted security, and periodically evaluated for impairment based on ultimate recovery of par value. Both cash and stock dividends are reported as income. At December 31, 2021 and December 31, 2020, the Company held $1,358,000 and $651,000, respectively of FRB stock. On the consolidated balance sheet, FRB stock is included in accrued interest receivable and other assets.

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

As of December 31, 2021, and 2020 the Company had $31.3 million and $693 thousand, respectively in guaranteed portions of SBA loans held for sale. Loans held for sale are recorded at the lower of cost or fair value and therefore may be reported at fair value on a non-recurring basis. The fair values for loans held for sale are based on either observable transactions of similar instruments or formally committed loan sale prices.

SBA Government guaranteed loans with unpaid balances of $109,865,000 and $124,208,000 were being serviced for others at December 31, 2021 and 2020, respectively.

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

The Company may not "carry over" or create a valuation allowance in the initial accounting for loans acquired under these circumstances. At December 31, 2021 and 2020, there were no such loans being accounted for under this policy.

PLUMAS BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Allowance for Loan Losses

The allowance for loan losses is an estimate of probable incurred credit losses inherent in the Company's loan portfolio that have been incurred as of the balance-sheet date. The allowance is established through a provision for loan losses which is charged to expense. Additions to the allowance are expected to maintain the adequacy of the total allowance after credit losses and loan growth. Loan losses are charged against the allowance when management believes the uncollectability of a loan balance is confirmed. Subsequent recoveries, if any, are credited to the allowance. The overall allowance consists of two primary components, specific reserves related to impaired loans and general reserves for inherent losses related to loans that are not impaired but collectively evaluated for impairment.

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

Real Estate – Construction and Land Development – Construction and land development loans generally possess a higher inherent risk of loss than other real estate portfolio segments. A major risk arises from the necessity to complete projects within specified cost and timelines. Trends in the construction industry significantly impact the credit quality of these loans, as demand drives construction activity. In addition, trends in real estate values significantly impact the credit quality of these loans, as property values determine the economic viability of construction projects.

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

The Company also maintains a separate allowance for off-balance-sheet commitments. Management estimates anticipated losses using historical data and utilization assumptions. The allowance for these commitments totaled $341,000 and $250,000 at December 31, 2021 and 2020, respectively, and is included in accrued interest payable and other liabilities in the consolidated balance sheet.

PLUMAS BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Other Real Estate Owned

Other real estate owned relates to real estate acquired in full or partial settlement of loan obligations, which was $487,000 ($524,000 less a valuation allowance of $37,000) at December 31, 2021 and $403,000 at December 31, 2020. Of these amounts $0 at December 31, 2021 and $56,000 at December 31, 2020 represent foreclosed residential real estate property. There was one consumer mortgage loan with a balance of $101,000 secured by a residential real estate property for which formal foreclosure proceedings were in process at December 31, 2021 and one consumer mortgage loan with a balance of $77,000 secured by a residential real estate property for which formal foreclosure proceedings were in process at December 31, 2020.    Proceeds from sales of other real estate owned totaled $137,000, $369,000 and $698,000 for the years ended December 31, 2021, 2020 and 2019, respectively. For the years ended December 31, 2021, 2020 and 2019 the Company recorded (losses) gains on sale of other real estate owned of ($2,000), $9,000 and $275,000, respectively. Other real estate owned is initially recorded at fair value less cost to sell when acquired, any excess of the Bank's recorded investment in the loan balance and accrued interest income over the estimated fair value of the property less costs to sell is charged against the allowance for loan losses. A valuation allowance for losses on other real estate is maintained to provide for temporary declines in value. The allowance is established through a provision for losses on other real estate which is included in other expenses. Subsequent gains or losses on sales or write-downs resulting from permanent impairment are also recorded in other expenses as incurred.

The following table provides a summary of the change in the OREO balance for the years ended December 31, 2021 and 2020:

	Year Ended December 31,
	2021	2020
Beginning balance	$403,000	$707,000
Additions	258,000	56,000
Dispositions	(137,000)	(360,000)
Write-downs	(37,000)	-
Ending balance	$487,000	$403,000

Goodwill and Intangible Assets

Intangible assets consist of core deposit intangibles related to the acqusiton of Feather River Bancorp branch acquisitions and are amortized on an accelerated basis method over ten years. The Company evaluates the recoverability and remaining useful life annually to determine whether events or circumstances warrant a revision to the intangible asset or the remaining period of amortization. There were no such events or circumstances during the periods presented.

Aggregate amortization expense was $246,000, $199,000, and $263,000 for 2021, 2020 and 2019.

The gross carrying amount of intangible assets and accumulated amortization was:

	2021		2020
	Gross Carrying	Accumulated	Gross Carrying	Accumulated
	Amount	Amortization	Amount	Amortization
Core deposit intangibles	$2,263,000	$750,000	$1,226,000	$504,000

Estimated amortization expense for each of the next five years is $284,000, $237,000, $201,000, $172,000 and $153,000.

Goodwill totaling $5,502,000 was recorded on July 1, 2021 related to the acqusiton of Feather River Bancorp. Goodwill is not amortized, but is evaluated for impairment at least annually. The Company did not recognize impairment during the year ended  December 31, 2021.

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

Most of our revenue-generating transactions are not subject to Topic 606, including revenue generated from financial instruments, such as our loans and investment securities. The Company has evaluated the nature of its contracts with customers and determined that further disaggregation of revenue from contracts with customers into more granular categories beyond what is presented in the Condensed Consolidated Statements of Income was not necessary. The Company generally fully satisfies its performance obligations on its contracts with customers as services are rendered and the transaction prices are typically fixed; charged either on a periodic basis or based on activity. Because performance obligations are satisfied as services are rendered and the transaction prices are fixed, there is little judgment involved in applying Topic 606 that significantly affects the determination of the amount and timing of revenue from contracts with customers.

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

Interest expense and penalties associated with unrecognized tax benefits, if any, are classified as income tax expense in the consolidated income statement. There have been no significant changes to unrecognized tax benefits or accrued interest and penalties for the years ended December 31, 2021 and 2020.

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

Comprehensive Income

Comprehensive income consists of net income and other comprehensive income. Other comprehensive income includes unrealized gains and losses on securities available for sale and unrealized gains on cash flow hedge which are also recognized as separate components of equity. The amount reclassified out of other accumulated comprehensive income relating to realized (losses) gains on securities available for sale was ($209,000), $0 and $114,000 for 2021, 2020 and 2019, with the related tax effect of ($62,000), $0 and $34,000, respectively.

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

Stock-Based Compensation

Compensation expense related to the Company’s Stock Option Plans, net of related tax benefit, recorded in 2021, 2020 and 2019 totaled $208,000, $238,000 and $208,000 or $0.04, $0.05 and $0.04 per diluted share, respectively. Compensation expense is recognized over the vesting period on a straight-line accounting basis.

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

During 2020 the Company granted options to purchase 5,000 shares of common stock. The fair value of each option was estimated on the date of grant using the following assumptions.

2020
Expected life of stock options (in years)	5.1
Risk free interest rate	1.68%
Daily Volatility	1.64%
Dividend yields	1.29%
Weighted-average fair value of options granted during the year	$5.92

No options were granted during the year ended December 31, 2021.

PLUMAS BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Pending Accounting Pronouncements

In June 2016, the FASB issued ASU No. 2016-13, Measurement of Credit Losses on Financial Instruments. ASU No. 2016-13 significantly changes how entities will measure credit losses for most financial assets and certain other instruments that aren’t measured at fair value through net income. The standard will replace today’s “incurred loss” approach with an “expected loss” model. The new model, referred to as the current expected credit loss (“CECL”) model, will apply to: (1) financial assets subject to credit losses and measured at amortized cost, and (2) certain off-balance sheet credit exposures. This includes, but is not limited to, loans, leases, held-to-maturity securities, loan commitments, and financial guarantees. The CECL model does not apply to available-for-sale (“AFS”) debt securities. For AFS debt securities with unrealized losses, entities will measure credit losses in a manner similar to what they do today, except that the losses will be recognized as allowances rather than reductions in the amortized cost of the securities. The ASU also simplifies the accounting model for purchased credit-impaired debt securities and loans. ASU No. 2016-13 also expands the disclosure requirements regarding an entity’s assumptions, models, and methods for estimating the allowance for loan and lease losses. On October 16, 2019, the FASB approved a proposal to change the effective date of ASU No. 2016-13 for smaller reporting companies, as defined by the SEC, and other non-SEC reporting entities delaying the effective date to fiscal years beginning after December 31, 2022, including interim periods within those fiscal periods. As the Company is a smaller reporting company and has not adopted provisions of the standard early, the delay is applicable to the Company. The Company has begun its implementation efforts by establishing an implementation team chaired by the Company’s Chief Credit Officer and composed of members of the Company’s credit administration and accounting departments. We have purchased software to support the CECL calculation of the allowance for loan losses under ASU No 2016-13. During the second quarter of 2021 we engaged a consultant to perform a model validation of our CECL model and to assist us in documenting all aspects of the CECL model. The Company’s preliminary evaluation indicates the provisions of ASU No. 2016-13 are expected to impact the Company’s Consolidated Financial Statements, in particular the level of the reserve for credit losses. However, the Company continues to evaluate the extent of the potential impact.

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

In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, the level in the fair value hierarchy within which the fair value measurement in its entirety falls, has been determined based on the lowest level input that is significant to the fair value measurement in its entirety. The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the asset or liability.

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

Fair Value of Financial Instruments

The carrying amounts and estimated fair values of financial instruments, at December 31, 2021 are as follows:

		Fair Value Measurements at December 31, 2021 Using:
					Total Fair
	Carrying Value	Level 1	Level 2	Level 3	Value
Financial assets:
Cash and cash equivalents	$380,584,000	$380,584,000			$380,584,000
Investment securities	305,914,000		$305,914,000		305,914,000
Interest rate swaps	607,000		607,000		607,000
Loan, held for sale	31,277,000		33,284,000		33,284,000
Loans, net	829,385,000			$844,764,000	844,764,000
FHLB stock	4,450,000				N/A
FRB Stock	1,358,000				N/A
Accrued interest receivable	5,800,000	3,000	1,082,000	4,715,000	5,800,000
Financial liabilities:
Deposits	1,438,999,000	1,374,637,000	65,398,000		1,440,035,000
Repurchase agreements	17,283,000		17,283,000		17,283,000
Junior subordinated deferrable interest debentures	10,310,000			7,342,000	7,342,000
Accrued interest payable	78,000	9,000	56,000	13,000	78,000

The carrying amounts and estimated fair values of financial instruments, at December 31, 2020 are as follows:

		Fair Value Measurements at December 31, 2020 Using:
					Total Fair
	Carrying Value	Level 1	Level 2	Level 3	Value
Financial assets:
Cash and cash equivalents	$184,909,000	$184,909,000			$184,909,000
Investment securities	179,613,000		$179,613,000		179,613,000
Interest rate swaps	141,000		141,000		141,000
Loan, held for sale	693,000		693,000		693,000
Loans, net	700,102,000			$716,375,000	716,375,000
FHLB stock	3,667,000				N/A
FRB Stock	651,000				N/A
Accrued interest receivable	5,402,000	10,000	633,000	4,759,000	5,402,000
Financial liabilities:
Deposits	973,974,000	933,658,000	41,891,000		975,549,000
Repurchase agreements	13,878,000		13,878,000		13,878,000
FHLB advances	5,000,000		4,996,000		4,996,000
Junior subordinated deferrable interest debentures	10,310,000			7,340,000	7,340,000
Accrued interest payable	69,000	9,000	44,000	16,000	69,000

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

Fair Value of Financial Instruments (continued)

The following tables present information about the Company’s assets and liabilities measured at fair value on a recurring and non-recurring basis as of December 31, 2021 and December 31, 2020, and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value:

Assets and liabilities measured at fair value on a recurring basis at December 31, 2021 are summarized below:

		Fair Value Measurements at
		December 31, 2021 Using
		Quoted
		Prices in
		Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
	Total Fair	Assets	Inputs	Inputs
	Value	(Level 1)	(Level 2)	(Level 3)
Assets:
U.S. Government-sponsored agencies collateralized by mortgage obligations-residential	$151,034,000	$-	$151,034,000	$-
U.S. Government agencies collateralized by mortgage obligations-commercial	57,225,000	-	57,225,000	-
Obligations of states and political subdivisions	97,655,000	-	97,655,000	-
	$305,914,000	$-	$305,914,000	$-

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

Assets and liabilities measured at fair value on a non-recurring basis at December 31, 2021 are summarized below:

Fair Value Measurements at December 31, 2021 Using:
Quoted
Prices in
		Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
	Total	Assets	Inputs	Inputs	Total
	Fair Value	(Level 1)	(Level 2)	(Level 3)	Losses
Assets:
Other real estate:
Real estate – commercial	$487,000	-	-	$487,000	(37,000)

 Assets and liabilities measured at fair value on a non-recurring basis at December 31, 2020 are summarized below:

		Fair Value Measurements at December 31, 2020 Using:
		Quoted
		Prices in
		Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
	Total	Assets	Inputs	Inputs	Total
	Fair Value	(Level 1)	(Level 2)	(Level 3)	Losses
Assets:
Impaired loans:
Real estate - commercial	$11,000	$-	$-	$11,000	$(143,000)
Total impaired loans	11,000	-	-	11,000	(143,000)
Other real estate:
Real estate – commercial	$347,000	-	-	$347,000	-
Real estate – residential	56,000	-	-	56,000	-
Total other real estate	403,000	-	-	403,000	$-
Total	$414,000	$-	$-	$414,000	$(143,000)

PLUMAS BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

3.	FAIR VALUE MEASUREMENTS (Continued)

The Company has no liabilities which are reported at fair value.

The following methods were used to estimate fair value.

Collateral-Dependent Impaired Loans: The Company does not record loans at fair value on a recurring basis. However, from time to time, fair value adjustments are recorded on these loans to reflect partial write-downs, through charge-offs or specific reserve allowances which are based on fair value estimates of the underlying collateral. The fair value estimates for collateral-dependent impaired loans are generally based on recent real estate appraisals or broker opinions, obtained from independent third parties, which are frequently adjusted by management to reflect current conditions and estimated selling costs (Level 3).   Net losses of $143,000 represent impairment charges recognized during the year ended December 31, 2020, related to the impaired loans.

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

The following table presents quantitative information about Level 3 fair value measurements for financial instruments measured at fair value on a non-recurring basis at December 31, 2021 and 2020 (dollars in thousands):

Range	Range
Fair Value	Fair Value	Valuation	(Weighted Average)	(Weighted Average)
Description	12/31/2021	12/31/2020	Technique	Significant Unobservable Input	12/31/2021	12/31/2020
Impaired Loans:

RE – Commercial	$-	$11	Third Party appraisals	Management Adjustments to Reflect Current Conditions and Selling Costs	0%	(0%)	28%-80%	(61%)

Other Real Estate:

RE – Residential	$-	$56	Third Party appraisals	Management Adjustments to Reflect Current Conditions and Selling Costs	0%	(0%)	47%	(47%)

RE – Commercial	$487	$347	Third Party appraisals	Management Adjustments to Reflect Current Conditions and Selling Costs	17% - 51%	(37%)	16% - 17%	(16%)

PLUMAS BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

4.	INVESTMENT SECURITIES

The amortized cost and estimated fair value of investment securities at December 31, 2021 and 2020 consisted of the following:

Available-for-Sale	2021
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Debt securities:
U.S. Government-sponsored agencies collateralized by mortgage obligations-residential	$150,646,000	$1,636,000	$(1,248,000)	$151,034,000
U.S. Government agencies collateralized by mortgage obligations-commercial	58,282,000	11,000	(1,068,000)	57,225,000
Obligations of states and political subdivisions	95,320,000	2,592,000	(257,000)	97,655,000
	$304,248,000	$4,239,000	$(2,573,000)	$305,914,000

Unrealized gain on available-for-sale investment securities totaling $1,666,000 were recorded, net of $493,000 in tax benefits, as accumulated other comprehensive income within shareholders' equity at December 31, 2021.  During the year ended December 31, 2021 the Company sold twenty-nine available-for-sale investment securities for total proceeds of $19,981,000 recording a $209,000 loss on sale. The Company realized a gain on sale from twenty-five of these securities totaling $166,000 and a loss on sale on four securities of $375,000.

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

Unrealized gains on available-for-sale investment securities totaling $6,595,000 were recorded, net of $1,950,000 in tax expense, as accumulated other comprehensive loss within shareholders' equity at December 31, 2020. No investment securities were sold during the year ended December 31 2020.

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

Investment securities with unrealized losses at December 31, 2021 are summarized and classified according to the duration of the loss period as follows:

December 31, 2021
	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
Debt securities:
U.S. Government-sponsored agencies collateralized by mortgage obligations-residential	$70,742,000	$1,076,000	$2,324,000	$172,000	$73,066,000	$1,248,000
U.S. Government agencies collateralized by mortgage obligations-commercial	54,214,000	1,068,000	-	-	54,214,000	1,068,000
Obligations of states and political subdivisions	22,434,000	241,000	515,000	16,000	22,949,000	257,000
	$147,390,000	$2,385,000	$2,839,000	$188,000	$150,229,000	$2,573,000

PLUMAS BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

4.	INVESTMENT SECURITIES (Continued)

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

At December 31, 2021, the Company held 301 securities of which 81 were in a loss position for less than twelve months and two were in a loss position for  twelve months or more. Of the 301 securities 78 are U.S. Government-sponsored agencies collateralized by residential mortgage obligations, 35 were U.S. Government agencies collateralized by commercial mortgage obligations and 188 were obligations of states and political subdivisions. The unrealized losses relate principally to market rate conditions. All of the securities continue to pay as scheduled. When analyzing an issuer’s financial condition, management considers the length of time and extent to which the market value has been less than cost; the historical and implied volatility of the security; the financial condition of the issuer of the security; and the Company’s intent and ability to hold the security to recovery. As of December 31, 2021, management does not have the intent to sell these securities nor does it believe it is more likely than not that it will be required to sell these securities before the recovery of its amortized cost basis. Based on the Company’s evaluation of the above and other relevant factors, the Company does not believe the securities that are in an unrealized loss position as of December 31, 2021 are other than temporarily impaired.

The amortized cost and estimated fair value of investment securities at December 31, 2021 by contractual maturity are shown below. Expected maturities will differ from contractual maturities because the issuers of the securities may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized	Estimated Fair
	Cost	Value
Under one year	$362,000	$369,000
After one year through five years	4,170,000	4,279,000
After five years through ten years	8,479,000	8,906,000
After ten years	82,309,000	84,101,000
Investment securities not due at a single maturity date:
U.S. Government-sponsored agencies collateralized by mortgage obligations-residential	150,646,000	151,034,000
U.S. Government agencies collateralized by mortgage obligations-commercial	58,282,000	57,225,000
	$304,248,000	$305,914,000

Investment securities with amortized costs totaling $134,749,000 and $97,972,000 and estimated fair values totaling $134,791,000 and $101,685,000 at December 31, 2021 and 2020, respectively, were pledged to secure deposits and repurchase agreements.

There were no transfers of available-for-sale investment securities during the years ended December 31, 2021, 2020 or 2019. There were no securities classified as held-to-maturity at December 31, 2021 or December 31, 2020.

PLUMAS BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

5.	LOANS AND THE ALLOWANCE FOR LOAN LOSSES

Outstanding loans are summarized below:

	December 31,
	2021	2020
Commercial	$99,804,000	$117,192,000
Agricultural	126,456,000	72,911,000
Real estate – residential	15,837,000	11,399,000
Real estate – commercial	418,609,000	352,027,000
Real estate – construction & land development	51,526,000	25,306,000
Equity lines of credit	32,793,000	34,744,000
Auto	89,046,000	91,080,000
Other	4,516,000	4,587,000
	838,587,000	709,246,000
Deferred loan costs, net	1,150,000	758,000
Allowance for loan losses	(10,352,000)	(9,902,000)
Loans, net	$829,385,000	$700,102,000

Changes in the allowance for loan losses were as follows:

	Year Ended December 31,
	2021	2020
Balance, beginning of year	$9,902,000	$7,243,000
Provision charged to operations	1,125,000	3,175,000
Losses charged to allowance	(938,000)	(787,000)
Recoveries	263,000	271,000
Balance, end of year	$10,352,000	$9,902,000

The recorded investment in impaired loans totaled $4,857,000 and $2,214,000 at December 31, 2021 and 2020, respectively. The Company had specific allowances for loan losses of $28,000 on impaired loans of $273,000 at December 31, 2021 as compared to specific allowances for loan losses of $174,000 on impaired loans of $436,000 at December 31, 2020. The balance of impaired loans in which no specific reserves were required totaled $4,584,000 and $1,778,000 at December 31, 2021 and 2020, respectively. The average recorded investment in impaired loans for the years ended December 31, 2021, 2020 and 2019 was $3,369,000,  $1,996,000 and $1,777,000, respectively. The Company recognized $60,000, $61,000 and $62,000 in interest income on impaired loans during the years ended December 31, 2021, 2020 and 2019, respectively.

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

The carrying value of troubled debt restructurings at December 31, 2021 and December 31, 2020 was $897,000 and $914,000, respectively. The Company has allocated $28,000 and $31,000 of specific reserves on loans to customers whose loan terms have been modified in troubled debt restructurings as of December 31, 2021 and December 31, 2020, respectively. The Company has not committed to lend additional amounts on loans classified as troubled debt restructurings at December 31, 2021 and December 31, 2020.

There were no new troubled debt restructurings during the twelve months ending December 31, 2021 and 2020.

There were no troubled debt restructurings for which there was a payment default within twelve months following the modification during the twelve months ended December 31, 2021 and 2020.

At December 31, 2021 and 2020, nonaccrual loans totaled $4,863,000 and $2,536,000, respectively. Interest foregone on nonaccrual loans totaled $381,000, $119,000 and $158,000 for the twelve months ended December 31, 2021, 2020 and 2019, respectively.  There were no loans past due 90 days or more and on accrual status at December 31, 2021 and December 31, 2020.  No interest was recognized on nonaccrual loans accounted on a cash basis during the years ended December 31, 2021, 2020 and 2019.

Salaries and employee benefits totaling $3,506,000, $2,274,000 and $2,294,000 have been deferred as loan origination costs during the years ended December 31, 2021, 2020 and 2019, respectively.

 Purchased Credit Impaired Loans (PCI):

Upon the acquisition of FRB the Company acquired loans, for which there was, at acquisition, evidence of deterioration of credit quality since origination and it was probable, at acquisition, that all contractually required payments would not be collected.  The carrying amount of those loans at December 31, 2021 was $496,000.  This amount reflects an outstanding  balance of $517,000 net of an unaccretable discount of $21,000.

Accretable yield, or income expected to be collected, is as follows:           .

(in thousands)
Balance at December 31, 2020	$-
Additions	33
Removals [1]	(1)
Accretion	(4)
Balance at December 31, 2021	$28

1 Represents the accretable difference that is relieved when a loan exits the PCI population due to payoff, full charge-off, or transfer to repossessed assets, etc.

PLUMAS BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

5.	LOANS AND THE ALLOWANCE FOR LOAN LOSSES (Continued)

The following tables show the loan portfolio allocated by management's internal risk ratings at the dates indicated, in thousands:

December 31, 2021	Commercial Credit Exposure
	Credit Risk Profile by Internally Assigned Grade
			Real	Real	Real
			Estate-	Estate-	Estate-	Equity
	Commercial	Agricultural	Residential	Commercial	Construction	LOC	Total
Grade:
Pass	$96,052	$124,866	$15,594	$414,175	$51,455	$32,349	$734,491
Special Mention	3,721	1,072	150	62	-	-	5,005
Substandard	31	518	93	4,372	71	444	5,529
Doubtful	-	-	-	-	-	-	-
Total	$99,804	$126,456	$15,837	$418,609	$51,526	$32,793	$745,025

December 31, 2020	Commercial Credit Exposure
	Credit Risk Profile by Internally Assigned Grade
			Real	Real	Real
			Estate-	Estate-	Estate-	Equity
	Commercial	Agricultural	Residential	Commercial	Construction	LOC	Total
Grade:
Pass	$116,824	$72,833	$11,208	$348,376	$25,229	$34,237	$608,707
Special Mention	211	78	-	2,779	-	-	3,068
Substandard	157	-	191	872	77	507	1,804
Doubtful	-	-	-	-	-	-	-
Total	$117,192	$72,911	$11,399	$352,027	$25,306	$34,744	$613,579

	Consumer Credit Exposure			Consumer Credit Exposure
	Credit Risk Profile			Credit Risk Profile
	Based on Payment Activity			Based on Payment Activity
	December 31, 2021			December 31, 2020
	Auto	Other	Total	Auto	Other	Total
Grade:
Performing	$88,525	$4,492	$93,017	$90,396	$4,539	$94,935
Non-performing	521	24	545	684	48	732
Total	$89,046	$4,516	$93,562	$91,080	$4,587	$95,667

PLUMAS BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

5.	LOANS AND THE ALLOWANCE FOR LOAN LOSSES (Continued)

The following tables show the allocation of the allowance for loan losses at the dates indicated, in thousands:

	Commercial	Agricultural	Real Estate Residential	Real Estate Commercial	Real Estate Construction	Equity LOC	Auto	Other	Total
Year ended 12/31/21:
Allowance for Loan Losses
Beginning balance	$950	$757	$164	$5,089	$554	$499	$1,768	$121	$9,902
Charge-offs	(188)	-	-	-	-	-	(703)	(47)	(938)
Recoveries	72	-	3	8	-	4	136	40	263
Provision	240	34	1	(548)	771	(77)	710	(6)	1,125
Ending balance	$1,074	$791	$168	$4,549	$1,325	$426	$1,911	$108	$10,352

Year ended 12/31/20:
Allowance for Loan Losses
Beginning balance	$617	$653	$163	$3,426	$481	$393	$1,409	$101	$7,243
Charge-offs	(131)	-	-	-	-	-	(574)	(82)	(787)
Recoveries	34	-	15	8	-	4	200	10	271
Provision	430	104	(14)	1,655	73	102	733	92	3,175
Ending balance	$950	$757	$164	$5,089	$554	$499	$1,768	$121	$9,902

Year ended 12/31/19:
Allowance for Loan Losses
Beginning balance	$914	$538	$214	$2,686	$758	$464	$1,289	$95	$6,958
Charge-offs	(587)	-	-	-	-	(6)	(867)	(61)	(1,521)
Recoveries	26	-	3	4	-	5	258	10	306
Provision	264	115	(54)	736	(277)	(70)	729	57	1,500
Ending balance	$617	$653	$163	$3,426	$481	$393	$1,409	$101	$7,243

December 31, 2021:
Allowance for Loan Losses
Ending balance: individually evaluated for impairment	$-	$-	$23	$-	$5	$-	$-	$-	$28
Ending balance: collectively evaluated for impairment	1,074	791	145	4,549	1,320	426	1,911	108	10,324
Ending balance	$1,074	$791	$168	$4,549	$1,325	$426	$1,911	$108	$10,352
Loans
Ending balance: individually evaluated for impairment	$-	$238	$557	$3,697	$102	$263	$-	$-	$4,857
Ending balance: collectively evaluated for impairment	99,804	126,218	15,280	414,912	51,424	32,530	89,046	4,516	833,730
Ending balance	$99,804	$126,456	$15,837	$418,609	$51,526	$32,793	$89,046	$4,516	$838,587

December 31, 2020:
Allowance for Loan Losses
Ending balance: individually evaluated for impairment	$143	$-	$26	$-	$5	$-	$-	$-	$174
Ending balance: collectively evaluated for impairment	807	757	138	5,089	549	499	1,768	121	9,728
Ending balance	$950	$757	$164	$5,089	$554	$499	$1,768	$121	$9,902
Loans
Ending balance: individually evaluated for impairment	$154	$243	$563	$859	$108	$288	$-	$-	$2,215
Ending balance: collectively evaluated for impairment	117,038	72,668	10,836	351,168	25,198	34,456	91,080	4,587	707,031
Ending balance	$117,192	$72,911	$11,399	$352,027	$25,306	$34,744	$91,080	$4,587	$709,246

PLUMAS BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

5.	LOANS AND THE ALLOWANCE FOR LOAN LOSSES (Continued)

The following tables show an aging analysis of the loan portfolio by the time past due, in thousands:

December 31, 2021				Total Past Due
	30-89 Days	90 Days and		and
	Past Due	Still Accruing	Nonaccrual	Nonaccrual	Current	Total

Commercial	$705	$-	$-	$705	$99,099	$99,804
Agricultural	345	-	-	345	126,111	126,456
Real estate - residential	150	-	93	243	15,594	15,837
Real estate - commercial	68	-	3,710	3,778	414,831	418,609
Real estate – construction & land	-	-	71	71	51,455	51,526
Equity Lines of Credit	450	-	444	894	31,899	32,793
Auto	1,679	-	521	2,200	86,846	89,046
Other	122	-	24	146	4,370	4,516
Total	$3,519	$-	$4,863	$8,382	$830,205	$838,587

December 31, 2020				Total Past Due
	30-89 Days	90 Days and		and
	Past Due	Still Accruing	Nonaccrual	Nonaccrual	Current	Total

Commercial	$16	$-	$157	$173	$117,019	$117,192
Agricultural	-	-	-	-	72,911	72,911
Real estate - residential	34	-	191	225	11,174	11,399
Real estate - commercial	56	-	872	928	351,099	352,027
Real estate – construction & land	-	-	77	77	25,229	25,306
Equity Lines of Credit	73	-	507	580	34,164	34,744
Auto	945	-	684	1,629	89,451	91,080
Other	28	-	48	76	4,511	4,587
Total	$1,152	$-	$2,536	$3,688	$705,558	$709,246

The following tables show information related to impaired loans at the dates indicated, in thousands:

		Unpaid		Average	Interest
	Recorded	Principal	Related	Recorded	Income
As of December 31, 2021:	Investment	Balance	Allowance	Investment	Recognized

With no related allowance recorded:
Commercial	$-	$-	$-	$-	$-
Agricultural	238	238	-	241	18
Real estate – residential	386	399	-	387	29
Real estate – commercial	3,697	3,834	-	2,188	-
Real estate – construction & land	-	-	-	-	-
Equity Lines of Credit	263	304	-	275	-
Auto	-	-	-	-	-
Other	-	-	-	-	-
With an allowance recorded:
Commercial	$-	$-	$-	$-	$-
Agricultural	-	-	-	-	-
Real estate – residential	171	171	23	173	7
Real estate – commercial	-	-	-	-	-
Real estate – construction & land	102	102	5	105	6
Equity Lines of Credit	-	-	-	-	-
Auto	-	-	-	-	-
Other	-	-	-	-	-
Total:
Commercial	$-	$-	$-	$-	$-
Agricultural	238	238	-	241	18
Real estate – residential	557	570	23	560	36
Real estate – commercial	3,697	3,834	-	2,188	-
Real estate – construction & land	102	102	5	105	6
Equity Lines of Credit	263	304	-	275	-
Auto	-	-	-	-	-
Other	-	-	-	-	-
Total	$4,857	$5,048	$28	$3,369	$60

PLUMAS BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

5.	LOANS AND THE ALLOWANCE FOR LOAN LOSSES (Continued)

The following tables show information related to impaired loans at the dates indicated, in thousands:

		Unpaid		Average	Interest
	Recorded	Principal	Related	Recorded	Income
As of December 31, 2020:	Investment	Balance	Allowance	Investment	Recognized

With no related allowance recorded:
Commercial	$-	$-	$-	$-	$-
Agricultural	243	243	-	246	19
Real estate – residential	388	399	-	390	28
Real estate – commercial	859	955	-	762	-
Real estate – construction & land	-	-	-	-	-
Equity Lines of Credit	288	317	-	298	-
Auto	-	-	-	-	-
Other	-	-	-	-	-
With an allowance recorded:
Commercial	$154	$154	$143	$16	$-
Agricultural	-	-	-	-	-
Real estate – residential	174	176	26	175	7
Real estate – commercial	-	-	-	-	-
Real estate – construction & land	108	108	5	109	7
Equity Lines of Credit	-	-	-	-	-
Auto	-	-	-	-	-
Other	-	-	-	-	-
Total:
Commercial	$154	$154	$143	$16	$-
Agricultural	243	243	-	246	19
Real estate – residential	562	575	26	565	35
Real estate – commercial	859	955	-	762	-
Real estate – construction & land	108	108	5	109	7
Equity Lines of Credit	288	317	-	298	-
Auto	-	-	-	-	-
Other	-	-	-	-	-
Total	$2,214	$2,352	$174	$1,996	$61

		Unpaid		Average	Interest
	Recorded	Principal	Related	Recorded	Income
As of December 31, 2019:	Investment	Balance	Allowance	Investment	Recognized

With no related allowance recorded:
Commercial	$25	$85	$-	$23	$-
Agricultural	248	248	-	249	19
Real estate – residential	435	447	-	385	29
Real estate – commercial	563	614	-	476	-
Real estate – construction & land	-	-	-	-	-
Equity Lines of Credit	434	457	-	213	-
Auto	-	-	-	-	-
Other	-	-	-	-	-
With an allowance recorded:
Commercial	$-	$-	$-	$-	$-
Agricultural	-	-	-	-	-
Real estate – residential	177	177	28	178	7
Real estate – commercial	252	261	121	139	-
Real estate – construction & land	110	110	5	114	7
Equity Lines of Credit	-	-	-	-	-
Auto	-	-	-	-	-
Other	-	-	-	-	-
Total:
Commercial	$25	$85	$-	$23	$-
Agricultural	248	248	-	249	19
Real estate – residential	612	624	28	563	36
Real estate – commercial	815	875	121	615	-
Real estate – construction & land	110	110	5	114	7
Equity Lines of Credit	434	457	-	213	-
Auto	-	-	-	-	-
Other	-	-	-	-	-
Total	$2,244	$2,399	$154	$1,777	$62

PLUMAS BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

6.	PREMISES AND EQUIPMENT

Premises and equipment consisted of the following:

	December 31,
	2021	2020

Land	$4,029,000	$4,029,000
Premises	19,569,000	17,234,000
Furniture, equipment and leasehold improvements	7,555,000	7,657,000
Total	31,153,000	28,920,000
Less accumulated depreciation and amortization	(14,729,000)	(14,904,000)
Premises and equipment, net	$16,424,000	$14,016,000

Depreciation and amortization included in occupancy and equipment expense totaled $1,182,000, $1,089,000 and $1,055,000 for the years ended December 31, 2021, 2020 and 2019, respectively.

7.	DEPOSITS

Interest-bearing deposits consisted of the following:

	December 31,
	2021	2020

Money market	$261,005,000	$173,557,000
Savings	377,050,000	243,419,000
Time, $250,000 or more	20,116,000	4,422,000
Other time	44,246,000	35,894,000
Interest-bearing deposits	$702,417,000	$457,292,000

At December 31, 2021, the scheduled maturities of time deposits were as follows:

Year Ending
December 31,

2022	$51,649,000
2023	6,738,000
2024	4,110,000
2025	1,583,000
2026	221,000
thereafter	61,000
$64,362,000

Deposit overdrafts reclassified as loan balances were $714,000 and $629,000 at December 31, 2021 and 2020, respectively.

PLUMAS BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

8.	SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE

Securities sold under agreements to repurchase totaling $17,283,000 and $13,878,000 at December 31, 2021 and 2020, respectively are secured by U.S. Government agency securities with a carrying amount of $23,000,000 and $19,826,000 at December 31, 2021 and 2020, respectively.

Securities sold under agreements to repurchase are financing arrangements that mature within two years. At maturity, the securities underlying the agreements are returned to the Company. Information concerning securities sold under agreements to repurchase during 2021 and 2020 is summarized as follows:

	2021	2020
Average daily balance during the year	$13,419,000	$11,899,000
Average interest rate during the year	0.06%	0.09%
Maximum month-end balance during the year	$21,024,000	$18,130,000
Weighted average interest rate at year-end	0.05%	0.09%

9.	BORROWING ARRANGEMENTS

The Company is a member of the FHLB and can borrow up to $252,761,000 from the FHLB secured by commercial and residential mortgage loans with carrying values totaling $492,818,000. The Company is required to hold FHLB stock as a condition of membership. At December 31, 2021 and December 31, 2020, the Company held $4,450,000 and $3,667,000, respectively of FHLB stock which is recorded as a component of other assets. Based on this level of stock holdings at December 31, 2021, the Company can borrow up to $164,833,000. To borrow the $252,761,000 in available credit the Company would need to purchase $2,374,000 in additional FHLB stock. In addition to its FHLB borrowing line, the Company has unsecured short-term borrowing agreements with three of its correspondent banks in the amounts of $50 million, $20 million and $10 million. There were no outstanding borrowings to  the correspondent banks under these agreements at December 31, 2021 and 2020.  There was a $5 million outstanding balance on the FHLB line at December 31 2020.  This borrowing matured on May 7, 2021 and was non-interest bearing.

On March 9, 2020 the Company entered into a Renewal, Extension, and Modification of Loan Agreement (the “Agreement”) related to its promissory note dated October 24, 2013 (the “Note”) payable to TIB The Independent Bankers Bank, N. A. an unrelated third party.  This Agreement provides for the following:

1.	Revision of the maturity date of the Note from October 1, 2020 to March 2, 2021.
2.	An increase in the maximum amount of the Note from $5 million to $15 million.
3.	Elimination of the “Unused Portion” fee.
4.	A reduction in the Rate from the U. S. “Prime Rate” plus one-quarter of a percent to the U. S. “Prime Rate”.

The Note was renewed on March 2, 2021 with a maturity date of March 2, 2022. The renewal included a "non-usage fee" of $15,000 due on maturity.  This fee is waived if interest paid on the Note equals or exceeds the fee.

There were no borrowings on the Note during the years ended December 31, 2021 and 2020. The Note is secured by 100 shares of Plumas Bank stock representing the Company's 100% ownership interest in Plumas Bank. Under the Note, the Bank is subject to several negative and affirmative covenants including, but not limited to, providing timely financial information, maintaining specified levels of capital, restrictions on additional borrowings, and meeting or exceeding certain capital and asset quality ratios. The Bank was in compliance with all such covenants related to the Note at  December 31, 2021 and December 31, 2020.

PLUMAS BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

10.	JUNIOR SUBORDINATED DEFERRABLE INTEREST DEBENTURES

Plumas Statutory Trust I and II are business trusts formed by the Company with capital of $364,000 and $184,000, respectively, for the sole purpose of issuing trust preferred securities fully and unconditionally guaranteed by the Company.

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

Trust I’s Subordinated Debentures mature on September 26, 2032, bear a current interest rate of 3.62% (based on 3-month LIBOR plus 3.40%), with repricing and payments due quarterly. Trust II’s Subordinated Debentures mature on September 28, 2035, bear a current interest rate of 1.68% (based on 3-month LIBOR plus 1.48%), with repricing and payments due quarterly. The Subordinated Debentures are redeemable by the Company, subject to receipt by the Company of prior approval from the Federal Reserve Board of Governors, on any quarterly anniversary date on or after the 5-year anniversary date of the issuance. The redemption price is par plus accrued and unpaid interest, except in the case of redemption under a special event which is defined in the debenture. The Trust Preferred Securities are subject to mandatory redemption to the extent of any early redemption of the Subordinated Debentures and upon maturity of the Subordinated Debentures on September 26, 2032 for Trust I and September 28, 2035 for Trust II.

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

Interest expense recognized by the Company for the years ended December 31, 2021, 2020 and 2019 related to the subordinated debentures was $348,000, $385,000 and $531,000, respectively.

11.	DERIVATIVES

Interest Rate Swaps Designated as Cash Flow Hedges: On May 26, 2020 we entered into two separate interest rate swap agreements with notional amounts totaling $10 million, effectively converting the $10 million in Subordinated Debentures to fixed obligations.  The swaps have a 10 year maturity and fix the labor rate on the Subordinated Debentures at approximately 75 basis points. These agreements have been designated and qualify as cash flow hedging instruments and, as such, changes in the fair value are recorded in accumulated other comprehensive income/loss to the extent the agreements are effective hedges. The swaps were determined to be fully effective during all periods presented. As such, no amount of ineffectiveness has been included in net income. Therefore, the aggregate fair value of the swaps is recorded in other assets with changes in fair value recorded in other comprehensive income . The amount included in accumulated other comprehensive income would be reclassified to current earnings should the hedges no longer be considered effective. The Company expects the hedges to remain fully effective during the remaining terms of the swaps.

Summary information about the interest-rate swaps designated as cash flow hedges as of year-end is as follows:

2021
Notional amounts	$10,000,000
Weighted average pay rates	3.38%
Weighted average remaining maturity (in years)	8.5
Unrealized gains	$607,000

Interest expense recorded on these swap transactions totaled $60,000 for the year ended December 31, 2021 and $25,000 during 2020 and is reported as a component of interest expense on the Subordinated Debentures.

PLUMAS BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

12.	COMMITMENTS AND CONTINGENCIES

Leases

The Company leases three lending offices, two branch offices, the land under our Yuba City branch, two administrative offices and two standalone ATM locations. The branch office leases and the land lease have options to renew. The exercise of lease renewal options is at our sole discretion; therefore, they are not included in our Right of Use (ROU) assets and lease liabilities as they are not reasonably certain of exercise. We regularly evaluate the renewal options and when they are reasonably certain of exercise, we include the renewal period in our lease term. We have elected the practical expedient to exclude short-term leases from our ROU assets and lease liabilities. The branch leases, the land lease and one of the lending office leases are classified as operating leases while the remaining leases are all short-term leases.  The Company adopted ASU No. 2016-02 on January 1, 2019 and recorded $565,000 in ROU assets and lease liabilities on adoption.

As our leases do not provide an implicit rate, we use our incremental borrowing rate based on the information available at the lease commencement date in determining the present value of the lease payments. The Company’s weighted average incremental borrowing rate used in the calculation of the right-of-use assets and lease liabilities was estimated at 4.1%.

The following table presents a maturity analysis of the operating lease liability at December 31, 2021:

Maturities of
Lease Liabilities
Year ended December 31, 2022	$519,000
Year ended December 31, 2023	463,000
Year ended December 31, 2024	405,000
Year ended December 31, 2025	310,000
Year ended December 31, 2026	178,000
Thereafter	2,974,000
4,849,000
Less: Present value discount	(1,412,000)
Lease Liability December 31, 2021	$3,437,000

The weighted-average remaining lease term is 16.4 years.

Total lease costs for the year ended December 31, 2021 were $507,000 consisting of $440,000 related to operating leases, $52,000 related to short-term leases and variable lease expense of $15,000. Total lease costs for the year ended December 31, 2020 were $407,000 consisting of $312,000 related to operating leases, $76,000 related to short-term leases and variable lease expense of $19,000. Total lease costs for the year ended December 31, 2019 were $465,000 consisting of $308,000 related to operating leases, $114,000 related to short-term leases and variable lease expense of $43,000. Cash paid on operating leases was $423,000 and $308,000 for the years ended December 31, 2021 and 2020, respectively.

Rental expense included in occupancy and equipment expense totaled $492,000, $388,000 and $422,000 for the years ended December 31, 2021, 2020 and 2019, respectively.

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

The following financial instruments represent off-balance-sheet credit risk:

	December 31,
	2021	2020
Commitments to extend credit	$162,462,000	$144,425,000
Letters of credit	$12,000	$531,000

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since some of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Company evaluates each customer's creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Company upon extension of credit, is based on management's credit evaluation of the borrower. Collateral held varies, but may include accounts receivable, crops, inventory, equipment, income-producing commercial properties, farmland and residential properties.

Letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loans to customers. The fair value of the liability related to these letters of credit, which represents the fees received for issuing the guarantees, was not significant at December 31, 2021 and 2020. The Company recognizes these fees as revenues over the term of the commitment or when the commitment is used.

At December 31, 2021, consumer loan commitments represent approximately 6% of total commitments and are generally unsecured. Commercial and agricultural loan commitments represent approximately 40% of total commitments and are generally secured by various assets of the borrower. Real estate loan commitments, including consumer home equity lines of credit, represent the remaining 54% of total commitments and are generally secured by property with a loan-to-value ratio not to exceed 80%. In addition, the majority of the Company’s commitments have variable interest rates.

Concentrations of Credit Risk

The Company grants real estate mortgage, real estate construction, commercial, agricultural and consumer loans to customers throughout Plumas, Nevada, Placer, Lassen, Sierra, Shasta, Sutter and Modoc counties in California and Washoe and Carson City counties in Northern Nevada. Although the Company has a diversified loan portfolio, a substantial portion of its portfolio is secured by commercial and residential real estate. A continued substantial decline in the economy in general, or a continued decline in real estate values in the Company’s primary market areas in particular, could have an adverse impact on the collectability of these loans. However, personal and business income represents the primary source of repayment for a majority of these loans.

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

Dividends from the Bank to the Company are restricted under California law to the lesser of the Bank's retained earnings or the Bank's net income for the latest three fiscal years, less dividends previously declared during that period, or, with the approval of the CFPI to the greater of the retained earnings of the Bank, the net income of the Bank for its last fiscal year, or the net income of the Bank for its current fiscal year. As of December 31, 2021, the maximum amount available for dividend distribution under this restriction was  $39,296,000. In addition, the Company’s ability to pay dividends is subject to certain covenants contained in the indentures relating to the Trust Preferred Securities issued by the business trusts (see Note 10 for additional information related to the Trust Preferred Securities).

During 2021 the Company paid quarterly cash dividends of  $0.14 per share on February 15, 2021, May 17, 2021, August 16, 2021 and November 15, 2021. During 2020 the Company paid quarterly cash dividends of  $0.12 per share dividends on May 15, 2020, August 14, 2020 and November 16, 2020.  During 2019 semi-annual cash dividends were paid as follows: $0.23 per share on May 15, 2019 and November 15, 2019.

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

	For the Year Ended December 31,
(In thousands, except per share data)	2021	2020	2019
Net Income:
Net income	$21,009	$14,475	$15,512
Earnings Per Share:
Basic earnings per share	$3.82	$2.80	$3.01
Diluted earnings per share	$3.76	$2.77	$2.97
Weighted Average Number of Shares Outstanding:
Basic shares	5,502	5,177	5,155
Diluted shares	5,583	5,230	5,228

Shares of common stock issuable under stock options and warrants for which the exercise prices were greater than the average market prices were not included in the computation of diluted earnings per share due to their antidilutive effect. Stock options and warrants not included in the computation of diluted earnings per share, due to shares not being in the-money and having an antidilutive effect, were  0, 191,050 and 0 for the years ended December 31, 2021, 2020 and 2019, respectively.

PLUMAS BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

13.	SHAREHOLDERS' EQUITY (Continued)

Stock Options

In May 2013, the Company established the 2013 Stock Option Plan for which 350,167 shares of common stock are reserved and 126,550 shares are available for future grants as of December 31, 2021. The 2013 Plan requires that the option price may not be less than the fair market value of the stock at the date the option is granted, and that the stock must be paid in full at the time the option is exercised. Payment in full for the option price must be made in cash, with Company common stock previously acquired by the optionee and held by the optionee for a period of at least six months, in options of the Optionee that are fully vested and exercisable or in any combination of the foregoing. The options expire on dates determined by the Board of Directors, but not later than ten years from the date of grant. During the year ended December 31, 2021 no options were granted. During the years ended December 31, 2020 and 2019, 5,000 and 132,000 options were granted, respectively.

As of December 31, 2021, there was $264,000 of total unrecognized compensation cost related to non-vested, share-based compensation arrangements granted under the 2013 Plan. That cost is expected to be recognized over a weighted average period of 1.7 years.

A summary of the activity within the 2013 Plan follows:

			Weighted
			Average
		Weighted	Remaining
		Average	Contractual
		Exercise	Term in	Intrinsic
	Shares	Price	Years	Value
Options outstanding at January 1, 2019	196,500	$13.84
Option granted	132,000	21.45
Options cancelled	(2,400)	8.75
Options exercised	(23,715)	7.10
Options outstanding at December 31, 2019	302,385	17.73
Option granted	5,000	26.42
Options cancelled	(17,050)	23.05
Options exercised	(18,250)	7.39
Options outstanding at December 31, 2020	272,085	18.25
Options cancelled	(8,000)	21.75
Options exercised	(40,468)	9.48
Options outstanding at December 31, 2021	223,617	$19.71	4.6	$3,148,527
Options exercisable at December 31, 2021	148,317	$18.42	4.2	$2,279,632
Expected to vest after December 31, 2021	75,300	$22.26	5.5	$868,232

The following information relates to the two plans.

Compensation cost related to stock options recognized in operating results under the plan was $223,000, $255,000 and $224,000 for the years ended December 31, 2021, 2020 and 2019, respectively. The associated future income tax benefit recognized was $15,000, $17,000, $16,000 for the years ended December 31, 2021, 2020 and 2019, respectively.

The total fair value of options vested was $234,000 and $333,000 for the years ended December 31, 2021 and 2020, respectively. The total intrinsic value of options at time of exercise was $858,000 and $303,000 for the years ended December 31, 2021 and 2020, respectively.

Cash received from option exercises for the years ended December 31, 2021, 2020 and 2019 was $265,000, $89,000 and $144,000, respectively. The tax benefit realized for the tax deductions from option exercise totaled $70,000, $10,000 and $41,000 for the years ended December 31, 2021, 2020 and 2019, respectively.

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

In July, 2013, the federal bank regulatory agencies adopted rules implementing the Basel Committee on Banking Supervision’s capital guidelines for U.S. banks, sometimes called “Basel III,” that increased the minimum regulatory capital requirements for bank holding companies and banks and implemented strict eligibility criteria for regulatory capital instruments. The Basel III capital rules include a minimum common equity Tier 1 ratio of 4.5%, a Tier 1 capital ratio of 6.0%, a total risk-based capital ratio of 8.0%, and a minimum leverage ratio of 4.0% (calculated as Tier 1 capital to average consolidated assets). The minimum capital levels required to be considered “well capitalized” include a common equity Tier 1 ratio of 6.5%, a Tier 1 risk-based capital ratio of 8.0%, a total risk-based capital ratio of 10.0%  and a leverage ratio of 5.0%.  In addition, the Basel III capital rules require that banking organizations maintain “a capital conservation buffer” of 2.5% above the minimum capital requirements in order to avoid restrictions on their ability to pay dividends, repurchase stock or pay discretionary bonuses. Including the capital conservation buffer of 2.5%, the Basel III capital rules require the following minimum ratios for a bank holding company or bank to be considered well capitalized: a common equity Tier 1 capital ratio of 7.0%; a Tier 1 capital ratio of 8.5%, and a total capital ratio of 10.5%. At December 31, 2021 , the Company’s and the Bank’s capital ratios exceed the thresholds necessary to be considered “well capitalized” under the Basel III framework.

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

The following table sets forth the Bank's actual capital amounts and ratios (dollar amounts in thousands):

			Minimum Amount of Capital Required
					To be Well-Capitalized
			For Capital		Under Prompt
	Actual		Adequacy Purposes (1)		Corrective Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2021
Common Equity Tier 1 Ratio	$134,015	14.4%	$42,024	4.5%	$60,701	6.5%
Tier 1 Leverage Ratio	134,015	8.4%	64,066	4.0%	80,083	5.0%
Tier 1 Risk-Based Capital Ratio	134,015	14.4%	56,032	6.0%	74,709	8.0%
Total Risk-Based Capital Ratio	144,708	15.5%	74,709	8.0%	93,387	10.0%

December 31, 2020
Common Equity Tier 1 Ratio	$103,361	14.2%	$32,802	4.5%	$47,381	6.5%
Tier 1 Leverage Ratio	103,361	9.2%	45,017	4.0%	56,271	5.0%
Tier 1 Risk-Based Capital Ratio	103,361	14.2%	43,736	6.0%	58,315	8.0%
Total Risk-Based Capital Ratio	112,485	15.4%	58,315	8.0%	72,894	10.0%

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

PLUMAS BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

14.	OTHER EXPENSES

Other expenses consisted of the following:

	Year Ended December 31,
	2021	2020	2019
Outside service fees	$3,753,000	$2,871,000	$2,533,000
Professional fees	1,311,000	688,000	704,000
Telephone and data communications	746,000	600,000	520,000
Director compensation, education and retirement	498,000	456,000	443,000
Armored car and courier	498,000	426,000	403,000
Deposit insurance	455,000	252,000	65,000
Advertising and promotion	431,000	519,000	395,000
Business development	343,000	280,000	490,000
Loan collection costs	284,000	230,000	227,000
Amortization of Core Deposit Intangible	246,000	198,000	263,000
Stationery and supplies	122,000	112,000	112,000
Provision from change in OREO valuation	37,000	-	40,000
Gain on sale of OREO	2,000	(9,000)	(275,000)
Other operating expense	537,000	465,000	570,000
Other non-interest expense	$9,263,000	$7,088,000	$6,490,000

15.	INCOME TAXES

The provision for income taxes for the years ended December 31, 2021, 2020 and 2019 consisted of the following:

2021	Federal	State	Total
Current	$6,112,000	$2,669,000	$8,781,000
Deferred	(964,000)	(339,000)	(1,303,000)
Provision for income taxes	$5,148,000	$2,330,000	$7,478,000

2020	Federal	State	Total
Current	$4,214,000	$2,330,000	$6,544,000
Deferred	(665,000)	(402,000)	(1,067,000)
Provision for income taxes	$3,549,000	$1,928,000	$5,477,000

2019	Federal	State	Total
Current	3,941,000	2,093,000	6,034,000
Deferred	(128,000)	(38,000)	(166,000)
Provision for income taxes	$3,813,000	$2,055,000	$5,868,000

PLUMAS BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

15.	INCOME TAXES (Continued)

Deferred tax assets (liabilities) consisted of the following:

	December 31,
	2021	2020
Deferred tax assets:

Allowance for loan losses	$2,922,000	$2,784,000
Deferred compensation	1,401,000	1,051,000
Loans held for sale	566,000	19,000
Premises and equipment	473,000	124,000
Deferred loan fees	298,000	677,000
Other	1,327,000	911,000
Total deferred tax assets	6,987,000	5,566,000

Deferred tax liabilities:

Deferred loan costs	(866,000)	(1,415,000)
Unrealized gain on available-for-sale investment securities	(672,000)	(1,950,000)
Purchase accounting adjustments	(464,000)	-
Other	(432,000)	(270,000)
Total deferred tax liabilities	(2,434,000)	(3,635,000)
Net deferred tax assets	$4,553,000	$1,931,000

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

At December 31, 2021 total deferred tax assets were approximately $6,987,000 and total deferred tax liabilities were approximately $2,434,000 for a net deferred tax asset of $4,553,000. The Company’s deferred tax assets primarily relate timing differences in the tax deductibility of impairment charges on other real estate owned, deprecation on premises and equipment, the provision for loan losses and deferred compensation. Based upon our analysis of available evidence, management of the Company determined that it is "more likely than not" that all of our deferred income tax assets as of December 31, 2021 and 2020 will be fully realized and therefore no valuation allowance was recorded. On the consolidated balance sheet, net deferred tax assets are included in accrued interest receivable and other assets.

PLUMAS BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

15.	INCOME TAXES (Continued)

The provision for income taxes differs from amounts computed by applying the statutory Federal income tax rate to operating income before income taxes. The significant items comprising these differences consisted of the following:

	2021	2020	2019
Federal income tax, at statutory rate	21.0%	21.0%	21.0%
State franchise tax, net of Federal tax effect	6.5	7.6	7.6
Interest on obligations of states and political subdivisions	(1.2)	(1.0)	(0.9)
Net increase in cash surrender value of bank owned life insurance	(0.3)	(0.4)	(0.3)
Other	0.2	0.3	-
Effective tax rate	26.2%	27.5%	27.4%

The Company and its subsidiary file income tax returns in the U.S. federal and applicable state jurisdictions. The Company conducts all of its business activities in the states of California, Nevada and Oregon. There are currently no pending U.S. federal, state, and local income tax or non-U.S. income tax examinations by tax authorities.

With few exceptions, the Company is no longer subject to tax examinations by U.S. Federal taxing authorities for years ended before December 31, 2018, and by state and local taxing authorities for years ended before December 31, 2017.

The unrecognized tax benefits and changes therein and the interest and penalties accrued by the Company as of or during the years ended December 31, 2021 and 2020 were not significant. The Company does not expect the total amount of unrecognized tax benefits to significantly increase or decrease in the next twelve months.

16.	RELATED PARTY TRANSACTIONS

During the normal course of business, the Company enters into transactions with related parties, including executive officers and directors. The following is a summary of the aggregate activity involving related party borrowers during 2021:

Balance, January 1, 2021	$4,294,000
Disbursements	1,471,000
Amounts repaid	(3,943,000)
Balance, December 31, 2021	$1,822,000
Undisbursed commitments to related parties, December 31, 2021	$3,046,000

PLUMAS BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

17.	EMPLOYEE BENEFIT PLANS

Profit Sharing Plan

The Plumas Bank Profit Sharing Plan commenced April 1, 1988 and is available to employees meeting certain service requirements. Under the Plan, employees are able to defer a selected percentage of their annual compensation. Included under the Plan's investment options is the option to invest in Company stock. The Company’s contribution consisted of a matching amount of 30% of the employee’s contribution up to a total of 3% of the employee’s compensation totaling $260,000, $243,000 and $231,000 for the years ended December 31, 2021, 2020 and 2019, respectively.

Salary Continuation and Retirement Agreements

Salary continuation and retirement agreements are in place for the Company’s president, its current executive vice presidents, five members of the Board of Directors as well as five former executives and three former directors. Under these agreements, the directors and executives will receive monthly payments for periods ranging from ten to fifteen years, after retirement. The estimated present value of these future benefits is accrued over the period from the effective dates of the agreements until the participants' expected retirement dates. The expense recognized under these plans for the years ended December 31, 2021, 2020 and 2019 totaled $437,000, $520,000 and $334,000, respectively. Accrued compensation payable under these plans totaled $3,769,000 and $3,739,000 at December 31, 2021 and 2020, respectively.  In addition, balances totaling $1,194,000 at December 31, 2021 are related to the three former executive officers of Bank of Feather River.  These balances were paid to the three former executives in January, 2022.

In connection with some of these agreements, the Bank purchased single premium life insurance policies with cash surrender values totaling $15,844,000 and $13,526,000 at December 31, 2021 and 2020, respectively. Income earned on these policies, net of expenses, totaled $380,000, $342,000 and $328,000 for the years ended December 31, 2021, 2020 and 2019, respectively.

18.	Business Combinations - ACQUISITION OF Feather River Bancorp, Inc.

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

Pursuant to the terms of the definitive merger agreement between the Company and FRB, each issued and outstanding share of common stock of FRB (the “Common Shares”), was converted into the right to receive, at the election of each holder of Common Shares, either (i) shares of common stock of the Company (“Plumas Common Stock”) or (ii) cash (the “Merger Consideration”). Shareholder elections were subject to proration such that aggregate Merger Consideration payable by the Company was comprised of (i) $4,738,583 in cash (the “Aggregate Cash Amount”) and (ii) 598,020 shares of Plumas Common Stock (the “Aggregate Plumas Share Amount”). Holders of Common Shares received either $19.14 in cash or 0.614 shares of Plumas Common Stock. The value of the total deal consideration was approximately $23.4 million, which is based upon the volume-weighted average trading price of Plumas common stock for the 10 trading days ending on the last trading day immediately preceding July 1, 2021, the closing date of the Merger.

Immediately after the Transaction, the newly combined company, operating as Plumas Bancorp with its banking subsidiary, Plumas Bank, had total assets of approximately $1.5 billion.

PLUMAS BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

18.	Business Combinations - ACQUISITION OF Feather River Bancorp, Inc. (Continued)

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

As a result of the Acquisition, we recorded $5.5 million in goodwill, which represents the excess of the total purchase price paid over the fair value of the assets acquired, net of the fair values of liabilities assumed. Goodwill mainly reflects expected value created through the combined operations of Plumas Bank and Bank of Feather River. Goodwill arising from the acquisition consist largely of the synergies and economies of scale expected from combining the operations into Plumas Bank.  None of the goodwill recognized is expected to be deductible for income tax purposes.

PLUMAS BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

19.	PARENT ONLY CONDENSED FINANCIAL STATEMENTS

CONDENSED BALANCE SHEETS

December 31, 2021 and 2020

	2021	2020
ASSETS

Cash and cash equivalents	$1,062,000	$415,000
Investment in bank subsidiary	142,613,000	109,087,000
Other assets	1,329,000	978,000

Total assets	$145,004,000	$110,480,000

LIABILITIES AND SHAREHOLDERS' EQUITY
Other liabilities	$612,000	$16,000
Junior subordinated deferrable interest debentures	10,310,000	10,310,000

Total liabilities	10,922,000	10,326,000

Shareholders' equity:
Common stock	26,801,000	7,656,000
Retained earnings	105,681,000	87,753,000
Accumulated other comprehensive income	1,600,000	4,745,000

Total shareholders' equity	134,082,000	100,154,000

Total liabilities and shareholders' equity	$145,004,000	$110,480,000

CONDENSED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

For the Years Ended December 31, 2021, 2020 and 2019

	2021	2020	2019
Income:
Dividends declared by bank subsidiary	$8,035,000	$2,375,000	$2,800,000
Earnings from investment in Plumas Statutory Trust I and II	9,000	11,000	16,000

Total income	8,044,000	2,386,000	2,816,000

Expenses:
Interest on junior subordinated deferrable interest debentures	348,000	385,000	531,000
Other expenses	399,000	369,000	315,000

Total expenses	747,000	754,000	846,000

Income before equity in undistributed income of subsidiary	7,297,000	1,632,000	1,970,000

Equity in undistributed income of subsidiary	13,442,000	12,623,000	13,261,000

Income before income taxes	20,739,000	14,255,000	15,231,000
Income tax benefit	270,000	220,000	281,000
Net income	$21,009,000	$14,475,000	$15,512,000

Total comprehensive income	$17,864,000	$17,171,000	$19,578,000

PLUMAS BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

19.	PARENT ONLY CONDENSED FINANCIAL STATEMENTS (Continued)

CONDENSED STATEMENTS OF CASH FLOWS

For the Years Ended December 31, 2021, 2020 and 2019

	2021	2020	2019
Cash flows from operating activities:
Net income	$21,009,000	$14,475,000	$15,512,000
Adjustments to reconcile net income to net cash provided by operating activities:
Undistributed income of subsidiary	(13,442,000)	(12,623,000)	(13,261,000)
Stock-based compensation expense	52,000	57,000	54,000
Increase in other assets	(14,000)	(220,000)	(56,000)
Increase (decrease) in other liabilities	596,000	(7,000)	(17,000)
Net cash provided by operating activities	8,201,000	1,682,000	2,232,000

Cash flows from investing activities:
Cash paid in acquisition	(4,738,000)	-	-

Cash flows from financing activities:
Cash dividends paid on common stock	(3,081,000)	(1,866,000)	(2,373,000)
Proceeds from exercise of stock options	265,000	89,000	144,000
Net cash used in financing activities	(2,816,000)	(1,777,000)	(2,229,000)

Increase (decrease) in cash and cash equivalents	647,000	(95,000)	3,000

Cash and cash equivalents at beginning of year	415,000	510,000	507,000

Cash and cash equivalents at end of year	$1,062,000	$415,000	$510,000

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

Changes in Internal Control over Financial Reporting. During the fourth quarter of 2021, no change in the Company’s internal control over financial reporting was identified in connection with this evaluation that has materially affected or is reasonably likely to materially affect internal control over financial reporting.

Management’s Report on Internal Control over Financial Reporting is set forth in our consolidated financial statements and the reports thereon beginning at page F-1.

ITEM 9B. OTHER INFORMATION

None.

 ITEM 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

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

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)     Exhibits

The following documents are included or incorporated by reference in this Annual Report on Form 10K:

2.1	Agreement and Plan of Reorganization and Merger dated as of March 10, 2021, by and between Plumas Bancorp and Feather River. included as exhbit 2.1 to the Registrant’s 8-K filed on March 11, 2021, which is incorporated by this reference herein.

3.1	Articles of Incorporation as amended of Registrant included as exhibit 3.1 to the Registrant’s Form S-4, File No. 333-84534, which is incorporated by reference herein.

3.2	Bylaws of Registrant as amended on March 16, 2011 included as exhibit 3.2 to the Registrant’s Form 10-K for December 31, 2010, which is incorporated by this reference herein.

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

10.2	Split Dollar Agreement of Andrew J. Ryback dated August 23, 2005, is included as Exhibit 10.02 to the Registrant’s 8-K filed on October 17, 2005, which is incorporated by this reference herein.

Table of Contents

10.3	Amendment to Salary Continuation Agreement of Andrew J. Ryback dated February 1, 2022 is included as Exhibit 10.1 to the Registrant’s 8-K filed on February 1, 2022, which is incorporated by this reference herein.

10.4	Promissory Note and Loan Agreement dated March 2, 2021, is included as Exhibit 10.14 to the Registrant's 10-Q filed on May 5, 2021, which is incorporated by this reference herein.

10.5	Amendment to Salary Continuation Agreement of Richard Belstock dated February 1, 2022 is included as Exhibit 10.2 to the Registrant’s 8-K filed on February 1, 2022 ,which is incorporated by this reference herein.

10.6	Amendment to Salary Continuation Agreement of BJ North dated February 1, 2022 is included as Exhibit 10.3 to the Registrant’s 8-K filed on February 1, 2022 ,which is incorporated by this reference herein.

10.7	Amendment to Salary Continuation Agreement of Jeffery Moore dated February 1, 2022 is included as Exhibit 10.4 to the Registrant’s 8-K filed on February 1, 2022, which is incorporated by this reference herein.

10.8	Amendment to Salary Continuation Agreement of Aaron Boigon dated February 1, 2022 is included as Exhibit 10.5 to the Registrant’s 8-K filed on February 1, 2022, which is incorporated by this reference herein.

10.9	Loan Agreement dated January 25, 2022 is included as Exhibit 10.1 to the Registrant's 8-K filed on January 26, 2022, which is incorporated by this reference herein.

10.10	Promissory Note dated January 25, 2022 is included as Exhibit 10.2 to the Registrant's 8-K filed on January 26, 2022, which is incorporated by this refereence herein.

10.11	Salary Continuation Agreement of Richard L. Belstock dated April 1, 2016, is included as Exhibit 10.2 to the Registrant’s 8-K filed on April 4, 2016, which is incorporated by this reference herein.

10.12	Salary Continuation Agreement of BJ North dated April 1, 2016, is included as Exhibit 10.4 to the Registrant’s 8-K filed on April 4, 2016, which is incorporated by this reference herein.

10.13

Director Retirement Agreement of Steven M. Coldani dated December 21, 2016, is included as Exhibit 10.13 to the Registrant’s 10-K filed on March 17, 2017, which is incorporated by this reference herein.

10.14	Salary Continuation Agreement of Jeff Moore dated April 1, 2020, is included as Exhibit 10.14 to the Registrant’s 10-K filed on March 3, 2021, which is incorporated by this reference herein.

10.15	Salary Continuation Agreement of Aaron Boigon dated April 1, 2019, is included as Exhibit 10.4 to the Registrant’s 8-K filed on April 2, 2019, which is incorporated by this reference herein.

10.18	Amended and Restated Director Retirement Agreement of Daniel E. West dated May 10, 2000, is included as Exhibit 10.18 to the Registrant’s 10-QSB for June 30, 2002, which is incorporated by this reference herein.

10.19	Consulting Agreement of Daniel E. West dated May 10, 2000, is included as Exhibit 10.19 to the Registrant’s 10-QSB for June 30, 2002, which is incorporated by this reference herein.

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

10.34	Consulting Agreement of Terrance J. Reeson dated May 10, 2000, is included as Exhibit 10.34 to the Registrant’s 10-QSB for June 30, 2002, which is incorporated by this reference herein.

10.41	Form of Indemnification Agreement (Plumas Bancorp) is included as Exhibit 10.1 to the Registrant’s 8-K filed on August 20,2020 which is incorporated by this reference herein.

10.42	Form of Indemnification Agreement (Plumas Bank) is included as Exhibit 10.2 to the Registrant’s 8-K filed on August 20,2020 which is incorporated by this reference herein.

10.47	2013 Stock Option Plan is included as exhibit 99.1 of the Form S-8 filed September 12, 2013, which is incorporated by this reference herein.

10.48	Specimen Form of Incentive Stock Option Agreement under the 2013 Stock Option Plan is included as exhibit 99.2 of the Form S-8 filed September 12, 2013, which is incorporated by this reference herein.

10.49

Specimen Form of Nonqualified Stock Option Agreement under the 2013 Stock Option Plan is included as exhibit 99.3 of the Form S-8 filed September 12, 2013, which is incorporated by this reference herein.

10.51	First Amendment to Split Dollar Agreement of Andrew J. Ryback, is included as exhibit 10.51 to the Registrant’s 10-K for December 31, 2008, which is incorporated by this reference herein.

10.52	Employment Agreement by and among Andrew Ryback, Plumas Bancorp and Plumas Bank dated as of December 16, 2021, is included as exhibit 10.1 to the Registrant's 8-K filed on December 17, 2021, which is incorporated by this reference herein.

Table of Contents

10.66	Director Retirement Agreement of Robert McClintock, is included as Exhibit 10.66 to the Registrant’s 10-K filed on March 23, 2012, which is incorporated by this reference herein.

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

21.01	Plumas Bank – California.

21.02	Plumas Statutory Trust I – Connecticut.

21.03	Plumas Statutory Trust II – Delaware.

23.01*	Independent Registered Public Accountant’s Consent dated March 17, 2022.

31.1*	Rule 13a-14(a) [Section 302] Certification of Principal Financial Officer dated March 17, 2022.

31.2*	Rule 13a-14(a) [Section 302] Certification of Principal Executive Officer dated March 17, 2022.

32.1*	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 dated March 17, 2022.

32.2*	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 dated March 17 2022.

101.INS*	Inline XBRL Instance Document (the Instance Document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)

101.SCH*	Inline XBRL Taxonomy Extension Schema Document.

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith

ITEM 16. FORM 10-K SUMMARY

None

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PLUMAS BANCORP (Registrant)

Date: March 17 2022
/s/ ANDREW J. RYBACK
Andrew J. Ryback,
President, Chief Executive Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

/s/ ANDREW J. RYBACK	Dated: March 17, 2022
Andrew J. Ryback,
President, Chief Executive Officer and Director

/s/ RICHARD L. BELSTOCK	Dated: March 17, 2022
Richard L. Belstock,
Executive Vice President and Chief Financial Officer

/s/ DANIEL E. WEST	Dated: March 17, 2022
Daniel E. West, Director and Chairman of the Board

/s/ ROBERT J. MCCLINTOCK	Dated: March 17, 2022
Robert J. McClintock, Director and Vice Chairman of the Board

/s/ MICHONNE R. ASCUAGA	Dated: March 17, 2022
Michonne R. Ascuaga, Director

/s/ STEVEN M. COLDANI	Dated: March 17, 2022
Steven M. Coldani, Director

/s/ GERALD W. FLETCHER	Dated: March 17, 2022
Gerald W. Fletcher, Director

/s/ HEIDI S. GANSERT	Dated: March 17, 2022
Heidi S. Gansert, Director

/s/ RICHARD F. KENNY	Dated: March 17, 2022
Richard F. Kenny, Director

/s/ JULIE A. MOREHEAD	Dated: March 17, 2022
Julie A. Morehead, Director

/s/ TERRANCE J. REESON	Dated: March 17, 2022
Terrance J. Reeson, Director