Form 10-Q
period 2022-03-31
PLUMAS BANCORP
filed 2022-05-05
CIK 1168455

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED March 31, 2022

☐	TRANSITION REPORT UNDER SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM __________ TO ___________

COMMISSION FILE NUMBER: 000-49883

PLUMAS BANCORP

(Exact Name of Registrant as Specified in Its Charter)

California	75-2987096
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

5525 Kietzke Lane, Suite 100, Reno, Nevada	89511
(Address of Principal Executive Offices)	(Zip Code)

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of May 2, 2022. 5,842,966 shares.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

PLUMAS BANCORP AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands, except share data)

	March 31,	December 31,
	2022	2021

Assets
Cash and cash equivalents	$389,023	$380,584
Investment securities available for sale	316,188	305,914
Loans held for sale	13,953	31,277
Loans, less allowance for loan losses of $10,402 at March 31, 2022 and $10,352 at December 31, 2021	830,176	829,385
Real estate acquired through foreclosure	487	487
Premises and equipment, net	18,220	16,424
Bank owned life insurance	15,938	15,844
Goodwill	5,502	5,502
Accrued interest receivable and other assets	32,745	28,657
Total assets	$1,622,232	$1,614,074

Liabilities and Shareholders’ Equity

Deposits:
Non-interest bearing	$752,246	$736,582
Interest bearing	715,412	702,417
Total deposits	1,467,658	1,438,999
Repurchase agreements	9,858	17,283
Accrued interest payable and other liabilities	11,333	13,400
Junior subordinated deferrable interest debentures	10,310	10,310
Total liabilities	1,499,159	1,479,992

Commitments and contingencies (Note 5)

Shareholders’ equity:
Common stock, no par value; 22,500,000 shares authorized; issued and outstanding – 5,836,766 shares at March 31, 2022 and 5,816,991 at December 31, 2021	26,990	26,801
Retained earnings	110,467	105,681
Accumulated other comprehensive (loss) income, net	(14,384)	1,600
Total shareholders’ equity	123,073	134,082
Total liabilities and shareholders’ equity	$1,622,232	$1,614,074

See notes to unaudited condensed consolidated financial statements.

PLUMAS BANCORP AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(In thousands, except per share data)

	For the Three Months Ended
	March 31,
	2022	2021
Interest Income:
Interest and fees on loans	$10,616	$9,781
Interest on investment securities	1,531	901
Other	168	52
Total interest income	12,315	10,734
Interest Expense:
Interest on deposits	194	174
Interest on junior subordinated deferrable interest debentures	88	79
Other	18	2
Total interest expense	300	255
Net interest income before provision for loan losses	12,015	10,479
Provision for Loan Losses	300	375
Net interest income after provision for loan losses	11,715	10,104
Non-Interest Income:
Gain on sale of loans	1,701	591
Interchange revenue	762	715
Service charges	566	540
Other	621	504
Total non-interest income	3,650	2,350
Non-Interest Expenses:
Salaries and employee benefits	4,082	3,524
Occupancy and equipment	1,137	890
Other	2,454	1,878
Total non-interest expenses	7,673	6,292
Income before provision for income taxes	7,692	6,162
Provision for Income Taxes	1,974	1,721
Net income	$5,718	$4,441

Basic earnings per share	$0.98	$0.86
Diluted earnings per share	$0.97	$0.85

See notes to unaudited condensed consolidated financial statements.

PLUMAS BANCORP AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

(In thousands)

	For the Three Months Ended
	March 31,
	2022	2021

Net income	$5,718	$4,441
Other comprehensive income:
Change in net unrealized gain on securities	(23,349)	(3,584)
Change in unrealized gain on cash flow hedge	656	667
Net unrealized holding loss	(22,693)	(2,917)
Related tax effect:
Change in net unrealized gain on securities	6,902	1,060
Change in unrealized gain on cash flow hedge	(193)	(198)
Income tax effect	6,709	862
Other comprehensive loss	(15,984)	(2,055)
Total comprehensive (loss) income	$(10,266)	$2,386

See notes to unaudited condensed consolidated financial statements.

PLUMAS BANCORP AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

(in thousands, except shares)

	Common Stock		Retained	Accumulated Other Comprehensive Income (loss)	Total Shareholders’
	Shares	Amount	Earnings	(Net of Taxes)	Equity

Balance, December 31, 2020	5,182,232	$7,656	$87,753	$4,745	$100,154
Net Income			4,441		4,441
Other comprehensive loss				(2,055)	(2,055)
Cash dividends on common stock			(726)		(726)
Exercise of stock options and tax effect	14,500	142			142
Stock-based compensation expense		60			60
Balance, March 31, 2021	5,196,732	$7,858	$91,468	$2,690	$102,016

Balance, December 31, 2021	5,816,991	$26,801	$105,681	$1,600	$134,082
Net Income			5,718		5,718
Other comprehensive loss				(15,984)	(15,984)
Cash dividends on common stock			(932)		(932)
Exercise of stock options and tax effect	19,775	131			131
Stock-based compensation expense		58			58
Balance, March 31, 2022	5,836,766	$26,990	$110,467	$(14,384)	$123,073

See notes to unaudited condensed consolidated financial statements.

PLUMAS BANCORP AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	For the Three Months Ended
	March 31,
	2022	2021
Cash Flows from Operating Activities:
Net income	$5,718	$4,441
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	300	375
Change in deferred loan origination costs/fees, net	(1,064)	1,343
Depreciation and amortization	458	376
Stock-based compensation expense	58	60
Amortization of investment security premiums	260	261
Loss on sale of other vehicles	27	3
Gain on sale of loans held for sale	(1,701)	(591)
Loans originated for sale	(9,182)	(8,018)
Proceeds from loan sales	26,618	8,254
Earnings on bank-owned life insurance	(93)	(90)
Decrease in accrued interest receivable and other assets	3,524	1,052
(Decrease) increase in accrued interest payable and other liabilities	(2,066)	1,126
Net cash provided by operating activities	22,857	8,592

Cash Flows from Investing Activities:
Proceeds from principal repayments from available-for-sale mortgage-backed securities	7,780	11,656
Proceeds from matured and called available-for-sale securities	255	250
Purchases of available-for-sale securities	(41,897)	(40,776)
Purchase of FRB stock	(2)	(2)
Net decrease (increase) in loans	1,021	(23,342)
Proceeds from sale of other vehicles	126	58
Purchase of premises and equipment	(2,133)	(55)
Net cash used in investing activities	(34,850)	(52,211)

Continued on next page.

PLUMAS BANCORP AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

(Continued)

	For the Three Months Ended
	March 31,
	2022	2021
Cash Flows from Financing Activities:
Net increase in demand, interest bearing and savings deposits	$29,210	$95,175
Net (decrease) increase in time deposits	(552)	69
Net decrease in securities sold under agreements to repurchase	(7,425)	(2,327)
Cash dividends paid on common stock	(932)	(726)
Proceeds from exercise of stock options	131	142
Net cash provided by financing activities	20,432	92,333
Increase in cash and cash equivalents	8,439	48,714
Cash and Cash Equivalents at Beginning of Year	380,584	184,909
Cash and Cash Equivalents at End of Period	$389,023	$233,623

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:
Interest expense	$299	$269
Income taxes	$10	$-

Non-Cash Investing Activities:
Real estate and vehicles acquired through foreclosure	$129	$224

Non-Cash Financing Activities:
Common stock retired in connection with the exercise of stock options	$84	$-

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

The Bank operates twelve branches in California, including branches in Alturas, Chester, Fall River Mills, Greenville, Kings Beach, Portola, Quincy, Redding, Susanville, Tahoe City,  Truckee and Yuba City. The Bank's Yuba City branch was acquired upon the acquisition of Feather River Bancorp on July 1, 2021. The Bank’s administrative headquarters are in Quincy, California. In December 2015 the Bank opened a branch in Reno, Nevada, its first branch outside of California, and in 2018 the Bank purchased a branch located in Carson City, Nevada. In addition, the Bank operates a lending office specializing in government-guaranteed lending in Auburn, California, and commercial/agricultural lending offices in Chico, California and Klamath Falls, Oregon. The Bank's primary source of revenue is generated from providing loans to customers who are predominately small and middle market businesses and individuals residing in the surrounding areas.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Consolidation and Basis of Presentation

The consolidated financial statements include the accounts of the Company and the consolidated accounts of its wholly-owned subsidiary, Plumas Bank. All significant intercompany balances and transactions have been eliminated.

Plumas Statutory Trust I and Trust II are not consolidated into the Company's consolidated financial statements and, accordingly, are accounted for under the equity method. The Company's investment in Trust I of $366,000 and Trust II of $184,000 are included in accrued interest receivable and other assets on the consolidated balance sheet. The junior subordinated deferrable interest debentures issued and guaranteed by the Company and held by Trust I and Trust II are reflected as debt on the consolidated balance sheet.

The accounting and reporting policies of Plumas Bancorp and subsidiary conform with accounting principles generally accepted in the United States of America and prevailing practices within the banking industry. In the opinion of management, the unaudited condensed consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the Company’s financial position at  March 31, 2022 and the results of its operations and its cash flows for the three- month period ended March 31, 2022 and 2021. Our condensed consolidated balance sheet at  December 31, 2021 is derived from audited financial statements.

The unaudited condensed consolidated financial statements of the Company have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim reporting on Form 10-Q. Accordingly, certain disclosures normally presented in the notes to the annual consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been omitted. The Company believes that the disclosures are adequate to make the information not misleading. These interim financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's 2021 Annual Report to Shareholders on Form 10-K. The results of operations for the three-month period ended March 31, 2022 may not necessarily be indicative of future operating results. In preparing such financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the balance sheet and revenues and expenses for the periods reported. Actual results could differ significantly from those estimates.

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

Most of the Company’s revenue-generating transactions are not subject to ASC 606, including revenue generated from financial instruments, such as the Company’s loans and investment securities. The Company has evaluated the nature of its contracts with customers and determined that further disaggregation of revenue from contracts with customers into more granular categories beyond what is presented in the Condensed Consolidated Statements of Income was not necessary. The Company generally fully satisfies its performance obligations on its contracts with customers as services are rendered and the transaction prices are typically fixed, charged either on a periodic basis or based on activity. Because performance obligations are satisfied as services are rendered and the transaction prices are fixed, there is little judgment involved in applying Topic 606 that significantly affects the determination of the amount and timing of revenue from contracts with customers.

Loans Held for Sale

Included in the loan portfolio are loans which are 75% to 90% guaranteed by the Small Business Administration (SBA), US Department of Agriculture Rural Business-Cooperative Service (RBS) and Farm Service Agency (FSA). The guaranteed portion of these loans may be sold to a third party, with the Bank retaining the unguaranteed portion. The Company can receive a premium in excess of the adjusted carrying value of the loan at the time of sale.

As of  March 31, 2022 and December 31, 2021 the Company had $14.0 million and $31.3 million, respectively in SBA government guaranteed loans held for sale. Loans held for sale are recorded at the lower of cost or fair value and therefore may be reported at fair value on a non-recurring basis. The fair values for loans held for sale are based on either observable transactions of similar instruments or formally committed loan sale prices.

Goodwill and Other Intangible Assets

Goodwill arises from business combinations and is generally determined as the excess of the fair value of the consideration transferred, plus the fair value of any noncontrolling interests in the acquiree, over the fair value of the net assets acquired and liabilities assumed as of the acquisition date. Goodwill acquired in a purchase business combination and determined to have an indefinite useful life is not amortized, but is tested for impairment at least annually or more frequently if events and circumstances exists that indicate that a goodwill impairment test should be performed.  Core deposit intangible represents estimated future benefit of deposits related to an acquisition and is booked separately from the related deposits and is evaluated periodically for impairment. The core deposit intangible asset is amortized on an accelerated method over its estimated useful life of ten years.

Pending Accounting Pronouncements

In June 2016, the FASB issued ASU No. 2016-13, Measurement of Credit Losses on Financial Instruments. ASU No. 2016-13 significantly changes how entities will measure credit losses for most financial assets and certain other instruments that aren’t measured at fair value through net income. The standard will replace today’s “incurred loss” approach with an “expected loss” model. The new model, referred to as the current expected credit loss (“CECL”) model, will apply to: (1) financial assets subject to credit losses and measured at amortized cost, and (2) certain off-balance sheet credit exposures. This includes, but is not limited to, loans, leases, held-to- maturity securities, loan commitments, and financial guarantees. The CECL model does not apply to available-for-sale (“AFS”) debt securities. For AFS debt securities with unrealized losses, entities will measure credit losses in a manner similar to what they do today, except that the losses will be recognized as allowances rather than reductions in the amortized cost of the securities. The ASU also simplifies the accounting model for purchased credit-impaired debt securities and loans. ASU No. 2016- 13 also expands the disclosure requirements regarding an entity’s assumptions, models, and methods for estimating the allowance for loan and lease losses. On October 16, 2019, the FASB approved a proposal to change the effective date of ASU No. 2016-13 for smaller reporting companies, as defined by the SEC, and other non-SEC reporting entities, delaying the effective date to fiscal years beginning after December 31, 2022, including interim periods within those fiscal periods. As the Company is a smaller reporting company and has not adopted provisions of the standard early, the delay is applicable to the Company. The Company has begun its implementation efforts by establishing an implementation team chaired by the Company’s Chief Credit Officer and composed of members of the Company’s credit administration and accounting departments. We have purchased software to support the CECL calculation of the allowance for loan losses under ASU No. 2016-13. During the second quarter of 2021 we engaged a consultant to perform a model validation of our CECL model and to assist us in documenting all aspects of the CECL model. The Company’s preliminary evaluation indicates the provisions of ASU No. 2016-13 are expected to impact the Company’s Consolidated Financial Statements, in particular the level of the reserve for credit losses. However, the Company continues to evaluate the extent of the potential impact.

3.   INVESTMENT SECURITIES AVAILABLE FOR SALE

The amortized cost and estimated fair value of investment securities at March 31, 2022 and December 31, 2021 consisted of the following, in thousands:

Available-for-Sale	March 31, 2022
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Debt securities:
U.S. Government-sponsored agencies collateralized by mortgage obligations - residential	$172,591	$241	$(9,244)	$163,588
U.S. Government-agencies collateralized by mortgage obligations - commercial	63,385	-	(4,506)	58,879
Obligations of states and political subdivisions	101,895	370	(8,544)	93,721
	$337,871	$611	$(22,294)	$316,188

Unrealized losses on available-for-sale investment securities totaling $21,683,000 were recorded, net of $6,409,000 in tax benefit, as accumulated other comprehensive loss within shareholders' equity at March 31, 2022.  No securities were sold during the three months ended March 31, 2022.

Available-for-Sale	December 31, 2021
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Debt securities:
U.S. Government-sponsored agencies collateralized by mortgage obligations - residential	$150,646	$1,636	$(1,248)	$151,034
U.S. Government-agencies collateralized by mortgage obligations - commercial	58,282	11	(1,068)	57,225
Obligations of states and political subdivisions	95,320	2,592	(257)	97,655
	$304,248	$4,239	$(2,573)	$305,914

Unrealized gains on available-for-sale investment securities totaling $1,666,000 were recorded, net of $493,000 in tax expense, as accumulated other comprehensive income within shareholders' equity at December 31, 2021. No securities were sold during the three months ended March 31, 2021.

There were no transfers of available-for-sale investment securities during the three months ended March 31, 2022 and twelve months ended December 31, 2021. There were no securities classified as held-to-maturity at March 31, 2022 or December 31, 2021.

Investment securities with unrealized losses at March 31, 2022 and December 31, 2021 are summarized and classified according to the duration of the loss period as follows, in thousands:

March 31, 2022	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
Debt securities:
U.S. Government-sponsored agencies collateralized by mortgage obligations - residential	$131,022	$7,894	$10,918	$1,350	$141,940	$9,244
U.S. Government-agencies collateralized by mortgage obligations - commercial	50,097	3,520	8,783	986	58,880	4,506
Obligations of states and political subdivisions	66,517	7,899	2,410	645	68,927	8,544
	$247,636	$19,313	$22,111	$2,981	$269,747	$22,294

December 31, 2021	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
Debt securities:
U.S. Government-sponsored agencies collateralized by mortgage obligations -residential	$70,742	$1,076	$2,324	$172	$73,066	$1,248
U.S. Government-agencies collateralized by mortgage obligations - commercial	54,214	1,068	-	-	54,214	1,068
Obligations of states and political subdivisions	22,434	241	515	16	22,949	257
	$147,390	$2,385	$2,839	$188	$150,229	$2,573

At March 31, 2022, the Company held 313 securities of which 212 were in a loss position for less than twelve months and 15 were in a loss position for  twelve months or more. Of the 313 securities 96 are U.S. Government-sponsored agencies collateralized by residential mortgage obligations, 23 were U.S. Government agencies collateralized by commercial mortgage obligations and 194 were obligations of states and political subdivisions. The unrealized losses relate principally to market rate conditions. All of the securities continue to pay as scheduled. When analyzing an issuer’s financial condition, management considers the length of time and extent to which the market value has been less than cost; the historical and implied volatility of the security; the financial condition of the issuer of the security; and the Company’s intent and ability to hold the security to recovery. As of March 31, 2022, management does not have the intent to sell these securities, nor does it believe it is more likely than not that it will be required to sell these securities before the recovery of its amortized cost basis. Based on the Company’s evaluation of the above and other relevant factors, the Company does not believe the securities that are in an unrealized loss position as of March 31, 2022 are other than temporarily impaired.

The amortized cost and estimated fair value of investment in debt securities at March 31, 2022 by contractual maturity are shown below, in thousands.

	Amortized Cost	Estimated Fair Value
Within one year	$947	$952
After one year through five years	3,963	3,985
After five years through ten years	10,591	10,614
After ten years	86,394	78,170
Investment securities not due at a single maturity date:
Government- agencies commercial mortgage-backed securities	63,385	58,879
Government-sponsored agencies residential mortgage-backed securities	172,591	163,588
	$337,871	$316,188

Expected maturities will differ from contractual maturities because the issuers of the securities may have the right to call or prepay obligations with or without call or prepayment penalties.

Investment securities with amortized costs totaling $149,938,000 and $134,749,000 and estimated fair values totaling $140,921,000 and $134,791,000 at March 31, 2022 and December 31, 2021, respectively, were pledged to secure deposits and repurchase agreements.

4. LOANS AND THE ALLOWANCE FOR LOAN LOSSES

Outstanding loans are summarized below, in thousands:

	March 31,	December 31,
	2022	2021

Commercial	$96,787	$99,804
Agricultural	123,416	126,456
Real estate – residential	15,637	15,837
Real estate – commercial	423,511	418,609
Real estate – construction and land development	55,668	51,526
Equity lines of credit	32,602	32,793
Auto	86,768	89,046
Other	4,297	4,516
Total loans	838,686	838,587
Deferred loan costs, net	1,892	1,150
Allowance for loan losses	(10,402)	(10,352)
Total net loans	$830,176	$829,385

Changes in the allowance for loan losses, in thousands, were as follows:

	March 31,	December 31,
	2022	2021

Balance, beginning of period	$10,352	$9,902
Provision charged to operations	300	1,125
Losses charged to allowance	(373)	(938)
Recoveries	123	263
Balance, end of period	$10,402	$10,352

The recorded investment in impaired loans totaled $4,674,000 and $4,857,000 at March 31, 2022 and December 31, 2021, respectively. The Company had specific allowances for loan losses of $23,000 on impaired loans of $171,000 at March 31, 2022 as compared to specific allowances for loan losses of $28,000 on impaired loans of $273,000 at December 31, 2021. The balance of impaired loans in which no specific reserves were required totaled $4,503,000 and $4,584,000 at March 31, 2022 and December 31, 2021, respectively. The average recorded investment in impaired loans for the three months ended March 31, 2022 and March 31, 2021 was $4,632,000 and $1,828,000, respectively. The Company recognized  $15,000 in interest income for impaired loans during the three months ended March 31, 2022 and 2021. No interest was recognized on nonaccrual loans accounted on a cash basis during the three months ended March 31, 2022 and 2021.

Included in impaired loans are troubled debt restructurings. The Company evaluates loan extensions or modifications in accordance with FASB ASC 340-10 with respect to the classification of the loan as a TDR. Under ASC 340-10, if the Company grants a loan extension or modification to a borrower experiencing financial difficulties for other than an insignificant period of time that includes a below–market interest rate, principal forgiveness, payment forbearance or other concession intended to minimize the economic loss to the Company, the loan extension or loan modification is classified as a TDR. In cases where borrowers are granted new terms that provide for a reduction of either interest or principal then due and payable, management measures any impairment on the restructured loan in the same manner as for impaired loans as noted above. To determine whether a borrower is experiencing financial difficulty, an evaluation is performed of the probability that the borrower will be in payment default on any of its debt in the foreseeable future without the modification. This evaluation is performed under the Company’s internal underwriting policy.

The carrying value of troubled debt restructurings at March 31, 2022 and December 31, 2021 was $891,000 and $897,000, respectively. The Company has allocated  $23,000 and $28,000 of specific reserves on loans to customers whose loan terms have been modified in troubled debt restructurings as of March 31, 2022 and December 31, 2021. The Company has not committed to lend additional amounts on loans classified as troubled debt restructurings at March 31, 2022 and December 31, 2021.

There were no troubled debt restructurings that occurred during the three months ending March 31, 2022 or March 31, 2021. There were no troubled debt restructurings for which there was a payment default within twelve months following the modification during the three months ended March 31, 2022 and 2021, respectively.

At March 31, 2022 and December 31, 2021, nonaccrual loans totaled $4,733,000 and $4,863,000, respectively.  Interest foregone on nonaccrual loans totaled $69,000 and $75,000 for the three months ended March 31, 2022 and 2021, respectively. There were no loans past due 90 days or more and on accrual status at March 31, 2022 and December 31, 2021.

Salaries and employee benefits totaling $1,062,000 and $707,000 have been deferred as loan origination costs during the three months ended March 31, 2022 and 2021, respectively.

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

Doubtful – Loans classified doubtful have all the weaknesses inherent in those classified as substandard with the added characteristic that the weaknesses make collection or liquidation in full, on the basis of currently known facts, conditions, and values, highly questionable and improbable.

Loans not meeting the criteria above that are analyzed individually as part of the above described process are considered to be pass-rated loans.

Purchased Credit Impaired Loans (PCI):

Upon the acquisition of Feather River Bancorp the Company acquired loans, for which there was, at acquisition, evidence of deterioration of credit quality since origination and it was probable, at acquisition, that all contractually required payments would not be collected.  The carrying amount of those loans at March 31, 2022 and December 31, 2021 was $404,000 and $496,000, respectively.  The carrying amount at March 31, 2022 reflects an outstanding balance of $425,000 net of an unaccretable discount of $21,000. The carrying amount at December 31, 2021 reflects an outstanding  balance of  $517,000 net of an unaccretable discount of $21,000.

Accretable yield, or income expected to be collected, is as follows:           .

(in thousands)
Balance at December 31, 2021	$28
Additions	-
Removals[1]	-
Accretion	(2)
Balance at March 31, 2022	$26

1 Represents the accretable difference that is relieved when a loan exits the PCI population due to payoff, full charge-off, or transfer to repossessed assets, etc.

The following table shows the loan portfolio allocated by management's internal risk ratings at the dates indicated, in thousands:

March 31, 2022	Commercial Credit Exposure
	Credit Risk Profile by Internally Assigned Grade
Grade:	Commercial	Agricultural	Real Estate-Residential	Real Estate-Commercial	Real Estate-Construction	Equity LOC	Total
Pass	$92,583	$121,963	$15,402	$419,203	$55,598	$32,060	$736,809
Special Mention	4,092	1,028	-	59	-	-	5,179
Substandard	112	425	235	4,249	70	542	5,633
Doubtful	-	-	-	-	-	-	-
Total	$96,787	$123,416	$15,637	$423,511	$55,668	$32,602	$747,621

December 31, 2021	Commercial Credit Exposure
	Credit Risk Profile by Internally Assigned Grade
Grade:	Commercial	Agricultural	Real Estate-Residential	Real Estate-Commercial	Real Estate-Construction	Equity LOC	Total
Pass	$96,052	$124,866	$15,594	$414,175	$51,455	$32,349	$734,491
Special Mention	3,721	1,072	150	62	-	-	5,005
Substandard	31	518	93	4,372	71	444	5,529
Doubtful	-	-	-	-	-	-	-
Total	$99,804	$126,456	$15,837	$418,609	$51,526	$32,793	$745,025

	Consumer Credit Exposure			Consumer Credit Exposure
	Credit Risk Profile Based on Payment Activity			Credit Risk Profile Based on Payment Activity
	March 31, 2022			December 31, 2021
	Auto	Other	Total	Auto	Other	Total
Grade:
Performing	$86,271	$4,283	$90,554	$88,525	$4,492	$93,017
Non-performing	497	14	511	521	24	545
Total	$86,768	$4,297	$91,065	$89,046	$4,516	$93,562

The following tables show the allocation of the allowance for loan losses at the dates indicated, in thousands:

Three Months Ended March 31, 2022:	Commercial	Agricultural	Real Estate-Residential	Real Estate-Commercial	Real Estate-Construction	Equity LOC	Auto	Other	Total
Allowance for Loan Losses
Beginning balance	$1,074	$791	$168	$4,549	$1,325	$426	$1,911	$108	$10,352
Charge-offs	0	-	-	(19)	-	-	(335)	(19)	(373)
Recoveries	6	-	0	0	-	0	114	3	123
Provision	(187)	156	(36)	(208)	220	128	190	37	300
Ending balance	$893	$947	$132	$4,322	$1,545	$554	$1,880	$129	$10,402
Three Months Ended March 31, 2021:
Allowance for Loan Losses
Beginning balance	$950	$757	$164	$5,089	$554	$499	$1,768	$121	$9,902
Charge-offs	(154)	-	-	-	-	-	(218)	(20)	(392)
Recoveries	42	-	1	3	-	1	19	11	77
Provision	(61)	(59)	4	40	103	(16)	359	5	375
Ending balance	$777	$698	$169	$5,132	$657	$484	$1,928	$117	$9,962
March 31, 2022:
Allowance for Loan Losses
Ending balance: individually evaluated for impairment	$-	$-	$23	$-	$-	$-	$-	$-	$23
Ending balance: collectively evaluated for impairment	893	947	109	4,322	1,545	554	1,880	129	10,379
Ending balance	$893	$947	$132	$4,322	$1,545	$554	$1,880	$129	$10,402
Loans
Ending balance: individually evaluated for impairment	$-	$237	$699	$3,276	$100	$362	$-	$-	$4,674
Ending balance: collectively evaluated for impairment	96,787	123,179	14,938	420,235	55,568	32,240	86,768	4,297	834,012
Ending balance	$96,787	$123,416	$15,637	$423,511	$55,668	$32,602	$86,768	$4,297	$838,686

December 31, 2021:	Commercial	Agricultural	Real Estate-Residential	Real Estate-Commercial	Real Estate-Construction	Equity LOC	Auto	Other	Total
Allowance for Loan Losses
Ending balance: individually evaluated for impairment	$-	$-	$23	$-	$5	$-	$-	$-	$28
Ending balance: collectively evaluated for impairment	1,074	791	145	4,549	1,320	426	1,911	108	10,324
Ending Balance	$1,074	$791	$168	$4,549	$1,325	$426	$1,911	$108	$10,352
Loans
Ending balance: individually evaluated for impairment	$-	$238	$557	$3,697	$102	$263	$-	$-	$4,857
Ending balance: collectively evaluated for impairment	99,804	126,218	15,280	414,912	51,424	32,530	89,046	4,516	833,730
Ending balance	$99,804	$126,456	$15,837	$418,609	$51,526	$32,793	$89,046	$4,516	$838,587

The following table shows an aging analysis of the loan portfolio by the time past due, in thousands:

				Total
March 31, 2022		90 Days		Past Due
	30-89 Days	and Still		and
	Past Due	Accruing	Nonaccrual	Nonaccrual	Current	Total

Commercial	$1,028	$-	$86	$1,114	$95,673	$96,787
Agricultural	-	-		-	123,416	123,416
Real estate – residential	-	-	235	235	15,402	15,637
Real estate – commercial	345	-	3,289	3,634	419,877	423,511
Real estate - construction & land	-	-	70	70	55,598	55,668
Equity Lines of Credit	111	-	542	653	31,949	32,602
Auto	1,613	-	497	2,110	84,658	86,768
Other	84	-	14	98	4,199	4,297
Total	$3,181	$-	$4,733	$7,914	$830,772	$838,686

				Total
December 31, 2021		90 Days		Past Due
	30-89 Days	and Still		and
	Past Due	Accruing	Nonaccrual	Nonaccrual	Current	Total

Commercial	$705	$-	$-	$705	$99,099	$99,804
Agricultural	345	-	-	345	126,111	126,456
Real estate – residential	150	-	93	243	15,594	15,837
Real estate - commercial	68	-	3,710	3,778	414,831	418,609
Real estate - construction & land	-	-	71	71	51,455	51,526
Equity Lines of Credit	450	-	444	894	31,899	32,793
Auto	1,679	-	521	2,200	86,846	89,046
Other	122	-	24	146	4,370	4,516
Total	$3,519	$-	$4,863	$8,382	$830,205	$838,587

The following tables show information related to impaired loans at March 31, 2022, in thousands:

		Unpaid		Average	Interest
	Recorded	Principal	Related	Recorded	Income
As of March 31, 2022:	Investment	Balance	Allowance	Investment	Recognized

With no related allowance recorded:
Commercial	$-	$-	$-	$-	$-
Agricultural	237	237	-	237	4
Real estate – residential	528	548	-	498	7
Real estate – commercial	3,276	3,391	-	3,307	-
Real estate – construction & land	100	100	-	101	2
Equity Lines of Credit	362	406	-	318	-
Auto	-	-	-	-	-
Other	-	-	-	-	-
With an allowance recorded:
Commercial	$-	$-	$-	$-	$-
Agricultural	-	-	-	-	-
Real estate – residential	171	171	23	171	2
Real estate – commercial	-	-	-	-	-
Real estate – construction & land	-	-	-	-	-
Equity Lines of Credit	-	-	-	-	-
Auto	-	-	-	-	-
Other	-	-	-	-	-
Total:
Commercial	$-	$-	$-	$-	$-
Agricultural	237	237	-	237	4
Real estate – residential	699	719	23	669	9
Real estate – commercial	3,276	3,391	-	3,307	-
Real estate – construction & land	100	100	-	101	2
Equity Lines of Credit	362	406	-	318	-
Auto	-	-	-	-	-
Other	-	-	-	-	-
Total	$4,674	$4,853	$23	$4,632	$15

The following tables show information related to impaired loans at December 31, 2021, in thousands:

		Unpaid		Average	Interest
	Recorded	Principal	Related	Recorded	Income
As of December 31, 2021:	Investment	Balance	Allowance	Investment	Recognized

With no related allowance recorded:
Commercial	$-	$-	$-	$-	$-
Agricultural	238	238	-	241	18
Real estate – residential	386	399	-	387	29
Real estate – commercial	3,697	3,834	-	2,188	-
Real estate – construction & land	-	-	-	-	-
Equity Lines of Credit	263	304	-	275	-
Auto	-	-	-	-	-
Other	-	-	-	-	-
With an allowance recorded:
Commercial	$-	$-	$-	$-	$-
Agricultural	-	-	-	-	-
Real estate – residential	171	171	23	173	7
Real estate – commercial	-	-	-	-	-
Real estate – construction & land	102	102	5	105	6
Equity Lines of Credit	-	-	-	-	-
Auto	-	-	-	-	-
Other	-	-	-	-	-
Total:
Commercial	$-	$-	$-	$-	$-
Agricultural	238	238	-	241	18
Real estate – residential	557	570	23	560	36
Real estate – commercial	3,697	3,834	-	2,188	-
Real estate – construction & land	102	102	5	105	6
Equity Lines of Credit	263	304	-	275	-
Auto	-	-	-	-	-
Other	-	-	-	-	-
Total	$4,857	$5,048	$28	$3,369	$60

5. COMMITMENTS AND CONTINGENCIES

The Company is party to claims and legal proceedings arising in the ordinary course of business. In the opinion of the Company’s management, the amount of ultimate liability with respect to such proceedings will not have a material adverse effect on the financial condition or result of operations of the Company taken as a whole.

In the normal course of business, there are various outstanding commitments to extend credit, which are not reflected in the financial statements, including loan commitments of $163.1 million and $162.5 million and stand-by letters of credit of $0 and $12 thousand at March 31, 2022 and December 31, 2021, respectively.

Of the loan commitments outstanding at March 31, 2022, $29.7 million are real estate construction loan commitments that are expected to fund within the next twelve months. The remaining commitments primarily relate to revolving lines of credit or other commercial loans, and many of these are expected to expire without being drawn upon. Therefore, the total commitments do not necessarily represent future cash requirements. Each loan commitment and the amount and type of collateral obtained, if any, are evaluated on an individual basis. Collateral held varies, but may include real property, bank deposits, debt or equity securities or business assets.

Stand-by letters of credit are conditional commitments written to guarantee the performance of a customer to a third party. These guarantees are primarily related to the purchases of inventory by commercial customers and are typically short-term in nature. Credit risk is similar to that involved in extending loan commitments to customers and accordingly, evaluation and collateral requirements similar to those for loan commitments are used. The deferred liability related to the Company’s stand-by letters of credit was not significant at December 31, 2021.

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

	For the Three Months Ended
	March 31,
(In thousands, except per share data)	2022	2021
Net Income:
Net income	$5,718	$4,441
Earnings Per Share:
Basic earnings per share	$0.98	$0.86
Diluted earnings per share	$0.97	$0.85
Weighted Average Number of Shares Outstanding:
Basic shares	5,824	5,187
Diluted shares	5,920	5,253

Shares of common stock issuable under stock options for which the exercise prices were greater than the average market prices were not included in the computation of diluted earnings per share due to their antidilutive effect.  Stock options not included in the computation of diluted earnings per share, due to shares not being in-the-money and having an antidilutive effect, were approximately 0 and 5,000 for the  three- month period ended March 31, 2022 and 2021, respectively.

7. STOCK-BASED COMPENSATION

In May 2013, the Company established the 2013 Stock Option Plan for which 328,267 shares of common stock are reserved and 126,550 shares are available for future grants as of March 31, 2022. The 2013 Plan requires that the option price may not be less than the fair market value of the stock at the date the option is granted, and that the stock must be paid in full at the time the option is exercised. Payment in full for the option price must be made in cash, with Company common stock previously acquired by the optionee and held by the optionee for a period of at least nine months or in options of the Optionee that are fully vested and exercisable or in any combination of the foregoing. The options expire on dates determined by the Board of Directors, but not later than ten years from the date of grant.

No options were granted during the three months ended March 31, 2022 and 2021.

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

A summary of the activity within the 2013 Plan follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term in Years	Intrinsic Value
Options outstanding at January 1, 2022	223,617	$19.71
Options cancelled	-	-
Options exercised	(21,900)	9.82
Options outstanding at March 31, 2022	201,717	$20.79	4.6	$3,491,721
Options exercisable at March 31, 2022	142,017	$20.42	4.2	$2,510,861
Expected to vest after March 31, 2022	52,936	$21.66	5.6	$870,367

As of March 31, 2022, there was $211,000 of total unrecognized compensation cost related to non-vested, share-based compensation. That cost is expected to be recognized over a weighted average period of 1.6 years.

The total fair value of options vested during the three months ended March 31, 2022 and 2021 was $101,000 and $107,000, respectively. The total intrinsic value of options at time of exercise was $858,000 and $252,000 for the three months ended March 31, 2022 and 2021, respectively.

Compensation cost related to stock options recognized in operating results under the stock option plan was $58,000 and $60,000 for the three months ended March 31, 2022 and 2021, respectively. The associated income tax benefit recognized was $4,000 for each of the three months ended March 31, 2022 and 2021.

Cash received from option exercises under the plan for the three months ended March 31, 2022 and 2021 were $131,000 and $142,000, respectively. The tax benefit realized for the tax deductions from option exercise totaled $40,000 and $0 for the three months ended March 31, 2022 and 2021, respectively.

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

Interest expense and penalties associated with unrecognized tax benefits, if any, are classified as income tax expense in the consolidated statements of income. There have been no significant changes to unrecognized tax benefits or accrued interest and penalties for the three months ended March 31, 2022.

9 FAIR VALUE MEASUREMENT

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

Fair Value of Financial Instruments

The carrying amounts and estimated fair values of financial instruments, at March 31, 2022 follows, in thousands:

		Fair Value Measurements at March 31, 2022, Using:
	Carrying Value	Level 1	Level 2	Level 3	Total Fair Value
Financial assets:
Cash and cash equivalents	$389,023	$389,023	$-	$-	$389,023
Investment securities	316,188	-	316,188	-	316,188
Interest rate swaps	1,263	-	1,263	-	1,263
Loan, held for sale	13,953	-	14,607	-	14,607
Loans, net	830,176	-	-	810,838	810,838
FHLB stock	4,450	-	-	-	N/A
FRB Stock	1,360	-	-	-	N/A
Accrued interest receivable	5,071	66	1,192	3,813	5,071
Financial liabilities:
Deposits	1,467,658	1,403,848	64,533	-	1,468,381
Repurchase agreements	9,858	-	9,858	-	9,858
Junior subordinated deferrable interest debentures	10,310	-	-	7,934	7,934
Accrued interest payable	79	9	56	14	79

The carrying amounts and estimated fair values of financial instruments, at December 31, 2021 follows, in thousands:

		Fair Value Measurements at December 31, 2021 Using:
	Carrying Value	Level 1	Level 2	Level 3	Total Fair Value
Financial assets:
Cash and cash equivalents	$380,584	$380,584			$380,584
Investment securities	305,914		305,914		305,914
Interest rate swaps	607		607		607
Loans held for sale	31,277		33,284		33,284
Loans, net	829,385			844,764	844,764
FHLB stock	4,450				N/A
FRB Stock	1,358				N/A
Accrued interest receivable	5,800	3	1,082	4,715	5,800
Financial liabilities:
Deposits	1,438,999	1,374,637	65,398		1,440,035
Repurchase agreements	17,283		17,283		17,283
Junior subordinated deferrable interest debentures	10,310			7,342	7,342
Accrued interest payable	78	9	56	13	78

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

The following tables present information about the Company’s assets and liabilities measured at fair value on a recurring and non-recurring basis as of March 31, 2022 and December 31, 2021, and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value:

Assets and liabilities measured at fair value on a recurring basis at March 31, 2022 are summarized below, in thousands:

		Fair Value Measurements at
		March 31, 2022 Using
		Quoted
		Prices in
		Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
		Assets	Inputs	Inputs
	Total Fair Value	(Level 1)	(Level 2)	(Level 3)
Assets:
U.S. Government-sponsored agencies collateralized by mortgage obligations- residential	$163,588	$-	$163,588	$-
U.S. Government-agencies collateralized by mortgage obligations-commercial	58,879	-	58,879	-
Obligations of states and political subdivisions	93,721	-	93,721	-
Interest rate swaps	1,263	-	1,263	-
	$317,451	$-	$317,451	$-

 Assets and liabilities measured at fair value on a recurring basis at December 31, 2021 are summarized below, in thousands:

		Fair Value Measurements at
		December 31, 2021 Using
		Quoted
		Prices in
		Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
		Assets	Inputs	Inputs
	Total Fair Value	(Level 1)	(Level 2)	(Level 3)
Assets:
U.S. Government-sponsored agencies collateralized by mortgage obligations-residential	$151,034	$-	$151,034	$-
U.S. Government agencies collateralized by mortgage obligations-commercial	57,225	-	57,225	-
Obligations of states and political subdivisions	97,655	-	97,655	-
Interest rate swaps	607	-	607	-
	$306,521	$-	$306,521	$-

The fair value of securities available-for-sale equals quoted market price, if available. If quoted market prices are not available, fair value is determined using quoted market prices for similar securities or matrix pricing. The fair value of the interest rate swap agreements was derived from discounted cash flow analysis based on the terms of the contract and the forward interest rate curve adjusted for our credit risk. There were no changes in the valuation techniques used during 2022 or 2021. Transfers between hierarchy measurement levels are recognized by the Company as of the beginning of the reporting period. Changes in fair market value are recorded in other comprehensive income.

Assets and liabilities measured at fair value on a non-recurring basis at March 31, 2022 are summarized below, in thousands:

Fair Value Measurements at
March 31, 2022 Using
Quoted
		Prices in			Total
		Active	Significant		Losses
		Markets for	Other	Significant	Three Months
		Identical	Observable	Unobservable	Ended
		Assets	Inputs	Inputs	March 31,
	Total Fair Value	(Level 1)	(Level 2)	(Level 3)	2022
Assets:
Other real estate:
Real estate – commercial	$487	$-	$-	$487	$-

Assets and liabilities measured at fair value on a non-recurring basis at December 31, 2021 are summarized below, in thousands:

Fair Value Measurements at
December 31, 2021 Using
Quoted
		Prices in			Total
		Active	Significant		Losses
		Markets for	Other	Significant	Three Months
		Identical	Observable	Unobservable	Ended
	Total	Assets	Inputs	Inputs	March 31,
	Fair Value	(Level 1)	(Level 2)	(Level 3)	2021
Assets:
Other real estate:
Real estate – commercial	$487	-	-	$487	-

The Company has no liabilities which are reported at fair value.

The following methods were used to estimate fair value.

Collateral-Dependent Impaired Loans: The Bank does not record loans at fair value on a recurring basis. However, from time to time, fair value adjustments are recorded on these loans to reflect partial write-downs, through charge-offs or specific reserve allowances, that are based on fair value estimates of the underlying collateral. The fair value estimates for collateral-dependent impaired loans are generally based on recent real estate appraisals or broker opinions, obtained from independent third parties, which are frequently adjusted by management to reflect current conditions and estimated selling costs (Level 3). No impairment charges were recognized during the three months ended March 31, 2022 and 2021 related to the above impaired loans.

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

The following table presents quantitative information about Level 3 fair value measurements for financial instruments measured at fair value on a non-recurring basis at March 31, 2022 and December 31, 2021 (dollars in thousands):

					Range		Range
	Fair Value	Fair Value	Valuation		(Weighted Average)		(Weighted Average)
Description	3/31/2022	12/31/2021	Technique	Significant Unobservable Input	3/31/2022		12/31/2021

Other Real Estate:

RE – Commercial	$487	$487	Third Party appraisals	Management Adjustments to Reflect Current Conditions and Selling Costs	17% - 51%	(37.0)%	17% - 51%	(37.0)%

10. BUSINESS COMBINATIONS - ACQUSITION OF FEAHTER RIVER BANCORP, INC.

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

As a result of the Acquisition, we recorded $5.5 million in goodwill, which represents the excess of the total purchase price paid over the fair value of the assets acquired, net of the fair values of liabilities assumed. Goodwill mainly reflects expected value created through the combined operations of Plumas Bank and Bank of Feather River. Goodwill arising from the acquisition consists largely of the synergies and economies of scale expected from combining the operations into Plumas Bank.  None of the goodwill recognized is expected to be deductible for income tax purposes.

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

INTRODUCTION

The following discussion and analysis sets forth certain statistical information relating to the Company as of March 31, 2022 and December 31, 2021 and for the three- month period ended March 31, 2022 and 2021. This discussion should be read in conjunction with the condensed consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q and the consolidated financial statements and notes thereto included in Plumas Bancorp’s Annual Report filed on Form 10-K for the year ended December 31, 2021.

Plumas Bancorp trades on The NASDAQ Capital Market under the ticker symbol “PLBC”.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

There have been no changes to the Company’s critical accounting policies from those disclosed in the Company’s 2021 Annual Report to Shareholders on Form 10-K.

U.S. Small Business Administration Paycheck Protection Program

The Coronavirus Aid, Relief and Economic Security Act (CARES Act) provided for the Paycheck Protection Program (PPP) and additional legislation has extended this program into 2021; we have actively participated in the PPP program.  The remaining principal balance of PPP loans at March 31, 2022 was $19 million.

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

RESULTS OF OPERATIONS FOR THE three MONTHS ENDED March 31, 2022

Net Income. The Company recorded net income of $5.7 million for the three months ended March 31, 2022 up $1.3 million from net income of $4.4 million for the three months ended March 31, 2021.  Increases of $1.5 million in net interest income and $1.3 million in non-interest income and a decline of $75 thousand in the provision for loan losses were partially offset by  increases of $1.4 million in non-interest expense and $253 thousand in the provision for income taxes.  The annualized return on average assets was 1.42% for the three months ended March 31, 2022  down from 1.55% for the three months ended March 31, 2021. The annualized return on average equity decreased from 17.7% during the first quarter of  2021 to 17.6% during the current quarter.

The following is a detailed discussion of each component of the change in net income.

Net interest income before provision for loan losses.   Driven by the acquisition of BFR and organic growth, net interest income increased by $1.5 million from $10.5 million during the three months ended March 31, 2021 to $12.0 million for the three months ended March 31, 2022.

The increase in net interest income includes an increase of $1.6 million in interest income partially offset by an increase of $45 thousand in interest expense. Interest and fees on loans increased by $558 thousand related to an increase in average loan balances primarily related to the acquisition of BFR. The effect of the increase in average balance was partially offset by a decline in yield which included a reduction in PPP fees.  During the current quarter we recorded amortization of loan fees, net of loan costs, on PPP loans totaling $0.6 million, a decrease of $1.0 million from $1.6 million during the first quarter of 2021.  PPP fees included in income include both the normal amortization of fees on loans in our PPP portfolio and the effect of PPP loan forgiveness.

Average loan balances increased by $116 million, while the average yield on loans decreased by 50 basis points from 5.53% during the first quarter of 2021 to 5.03% during the current quarter. The reduction in loan yield includes the effect of a reduction in market rates during 2021 and a decline in PPP fee income as described above.  Interest and fees on loans held for sale increased by $277 thousand related to an increase in average balance of  $20.7 million from $2.0 million for the three months ended March 31, 2021 to $22.7 million for the three months ended March 31, 2022.

Interest on investment securities increased by $630 thousand, mostly related to an increase in average investment securities of $123 million to $311 million. Interest on interest-bearing deposits, which mostly relates to cash held at the Federal Reserve Bank of San Francisco (FRBSF),  increased by $116 thousand related to both an increase in the rate paid on these balances and an increase in average balance.  The rate paid on interest-bearing deposits balances increased from 0.11% during the first quarter of 2021 to 0.19% during the current quarter mostly related to an increase in the rate paid on balances held at the FRBSF effective March 17, 2022, from 15 basis points to 40 basis points. Average interest-bearing deposit balances increased by $158 million to $353.2 million during the current quarter.

Net interest margin for the three months ended March 31, 2022 decreased 65 basis points to 3.21%, down from 3.86% for the same period in 2021

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

	For the Three Months Ended			For the Three Months Ended
	March 31, 2022			March 31, 2021
	Average			Average
	Balance	Interest	Yield/	Balance	Interest	Yield/
	(in thousands)	(in thousands)	Rate	(in thousands)	(in thousands)	Rate
Interest-earning assets:
Loans (2) (3)	$831,289	$10,311	5.03%	$715,648	$9,753	5.53%
Loans held for sale	22,727	305	5.44%	2,022	28	5.62%
Taxable investment securities	214,609	997	1.88%	128,160	557	1.76%
Non-taxable investment securities (1)	96,844	534	2.24%	60,382	344	2.31%
Interest-bearing deposits	353,155	168	0.19%	194,837	52	0.11%
Total interest-earning assets	1,518,624	12,315	3.29%	1,101,049	10,734	3.95%
Cash and due from banks	54,507			27,481
Other assets	60,704			36,594
Total assets	$1,633,835			$1,165,124

Interest-bearing liabilities:
Money market deposits	$262,619	$66	0.10%	$188,616	$69	0.15%
Savings deposits	384,689	81	0.09%	256,013	67	0.11%
Time deposits	64,148	47	0.30%	40,590	38	0.38%
Total deposits	711,456	194	0.11%	485,219	174	0.15%
Junior subordinated debentures	10,310	88	3.46%	10,310	79	3.11%
Repurchase agreements	13,861	18	0.53%	12,878	2	0.06%
Total interest-bearing liabilities	735,627	300	0.17%	508,407	255	0.20%
Non-interest-bearing deposits	754,285			541,253
Other liabilities	11,900			13,564
Shareholders' equity	132,023			101,900
Total liabilities & equity	$1,633,835			$1,165,124
Cost of funding interest-earning assets (4)			0.08%			0.09%
Net interest income and margin (5)		$12,015	3.21%		$10,479	3.86%

(1)	Not computed on a tax-equivalent basis.
(2)	Average nonaccrual loan balances of $5.0 million for 2022 and $2.3 million for 2021 are included in average loan balances for computational purposes.
(3)	Net fees included in loan interest income for the three-month period ended March 31, 2022 and 2021 were $311,000 and $1,458,000, respectively.
(4)	Total annualized interest expense divided by the average balance of total earning assets.
(5)	Annualized net interest income divided by the average balance of total earning assets.

The following table sets forth changes in interest income and interest expense for the three-month periods indicated and the amount of change attributable to variances in volume, rates and the combination of volume and rates based on the relative changes of volume and rates:

	2022 over 2021 change in net interest income
	for the three months ended March 31,
	(in thousands)
	Volume (1)	Rate (2)	Mix (3)	Total

Interest-earning assets:
Loans	$1,576	$(876)	$(142)	$558
Loans held for sale	287	(1)	(9)	277
Taxable investment securities	376	38	26	440
Non-taxable investment securities	208	(11)	(7)	190
Interest-bearing deposits	42	41	33	116
Total interest income	2,489	(809)	(99)	1,581
Interest-bearing liabilities:
Money market deposits	27	(22)	(8)	(3)
Savings deposits	34	(13)	(7)	14
Time deposits	22	(8)	(5)	9
Junior subordinated debentures	-	9	-	9
Repurchase agreements	-	15	1	16
Total interest expense	83	(19)	(19)	45
Net interest income	$2,406	$(790)	$(80)	$1,536

(1)	The volume change in net interest income represents the change in average balance divided by the previous year’s rate.
(2)	The rate change in net interest income represents the change in rate divided by the previous year’s average balance.
(3)	The mix change in net interest income represents the change in average balance multiplied by the change in rate.

Provision for loan losses. During the three months ended March 31, 2022 and 2021 we recorded a provision for loan losses of $300 thousand and $375 thousand, respectively. See “Analysis of Asset Quality and Allowance for Loan Losses” for a discussion of loan quality trends and the provision for loan losses.

Non-interest income. During the three months ended March 31, 2022, non-interest income totaled $3.6 million, an increase of  $1.3 million from the three months ended March 31, 2021. The largest component of this increase was an increase in gain on sale of SBA loans of  $1.1 million to $1.7 million. We did not sell SBA loans during the second and third quarters of 2021 resulting in an inventory of loans held for sale of $31.3 million at December 31, 2021 and $14.0 million at March 31, 2022. Loans held for sale at December 31, 2020 and March 31, 2021 were $0.7 million and $2.5 million, respectively. During the three months ended March 31, 2022 and 2021, $9.2 million and $8.0 million in guaranteed portions of SBA loans were originated for sale.  Guaranteed portions of loans sold totaled $26.6 million during the current quarter and $8.3 million during the three months ended March 31, 2021.

Other non-interest income increased by $132 thousand mostly related to $90 thousand in insurance proceeds related to fire damage at our Greenville, California branch. This branch was heavily damaged in the wildfires that swept through Northern California during the summer of 2021.  We are currently repairing the damage at this branch.

The following table describes the components of non-interest income for the three-month periods ended March 31, 2022 and 2021, dollars in thousands:

	For the Three Months Ended
	March 31,
	2022	2021	Dollar Change	Percentage Change
Gain on sale of loans, net	1,701	591	1,110	187.8%
Interchange income	762	715	47	6.6%
Service charges on deposit accounts	566	540	26	4.8%
Loan servicing fees	209	227	(18)	(7.9)%
Earnings on life insurance policies	93	90	3	3.3%
Other	319	187	132	70.6%
Total non-interest income	$3,650	$2,350	$1,300	55.3%

Non-interest expense.  During the three months ended March 31, 2022, total non-interest expense increased by $1.4 million from the comparable period in 2021. The largest components of this increase were increases of  $558 thousand in salary and benefits, $247 thousand in occupancy and equipment, $166 thousand in outside services and $123 thousand in deposit insurance expense.  The larger increases in salary and benefit expense include $559 thousand in salary expense, $158 thousand in payroll taxes and  $90 thousand in bonus expense. The largest decrease in salary and benefit expense was a $355 thousand increase in the deferral of loan origination costs.  The increase in salary expense includes $240 thousand related to our new Yuba City branch.  Included in occupancy and equipment cost was $151 thousand related to our Yuba City branch.  Increases in outside service fees include increases in item processing, statement processing, online banking expenses and network administration costs mostly related to growth in the bank.  The single largest increase in outside services was $78 thousand related to outsourcing of various Human Resources functions effective April 1, 2021.The increase in deposit insurance expense includes both an increase in deposit balances and an increase in the rate charged to Plumas Bank by the FDIC.

Professional fees, which declined by $63 thousand, were abnormally high during the first three months of 2021 as they included $163 thousand in legal and investment banking fees related to our acquisition of Feather River Bancorp. Excluding these one-time expenses, professional fees would have increased by $100 thousand of which $42 thousand is related to converting our loan files to a digital document imaging system, $35 thousand was related to an increase in audit costs and $36 thousand was related to an increase in consulting costs. We expect to complete the conversion of hard copy files to digital files by year end.

The following table describes the components of non-interest expense for the three-month periods ended March 31, 2022 and 2021, dollars in thousands:

	For the Three Months Ended
	March 31,
	2022	2021	Dollar Change	Percentage Change
Salaries and employee benefits	$4,082	$3,524	$558	15.8%
Occupancy and equipment	1,137	890	247	27.8%
Outside service fees	908	742	166	22.4%
Professional fees	279	342	(63)	(18.4)%
Deposit insurance	197	74	123	166.2%
Telephone and data communication	191	155	36	23.2%
Armored car and courier	148	108	40	37.0%
Director compensation and expense	141	91	50	54.9%
Business development	115	66	49	74.2%
Advertising and shareholder relations	112	68	44	64.7%
Amortization of Core Deposit Intangible	72	42	30	71.4%
Loan collection expenses	68	49	19	38.8%
Other	223	141	82	58.2%
Total non-interest expense	$7,673	$6,292	$1,381	21.9%

Provision for income taxes. The Company recorded an income tax provision of $2.0 million, or 25.7% of pre-tax income for the three months ended March 31, 2022. This compares to an income tax provision of $1.7 million, or 27.9% of pre-tax income for the three months ended March 31, 2021. The percentages for 2022 and 2021 differ from statutory rates as tax exempt items of income such as earnings on Bank owned life insurance and municipal loan and securities interest decrease taxable income and during 2021 nondeductible merger expenses which increase taxable income.

FINANCIAL CONDITION

Total assets at March 31, 2022 were $1.6 billion, an increase of $8 million from December 31, 2021. Net loans increased by $791 thousand from $829.4 million at December 31, 2021 to $830.2 million at March 31, 2022. Loans held for sale decreased by $17.3 million from $31.3 million at December 31, 2021 to $14.0 million at March 31, 2022. Investment securities increased by $10.3 million from $305.9 million at December 31, 2021 to $316.2 million at March 31, 2022. Cash and cash equivalents totaled $389.0 million at March 31, 2022 up $8.4 million from $380.6 million at December 31, 2021.  Total gross loans and deposits at our recently acquired Yuba City branch, were $148 million and $159 million, respectively.

Deposits totaled $1.5 billion at March 31, 2022, an increase of $28.7 million from December 31, 2021. Related to a $16.0 million decrease in other comprehensive income, shareholders’ equity decreased by $11.0 million from $134.1 million at December 31, 2021 to $123.1 million at March 31, 2022.

Loan Portfolio. Gross loans totaled $838.7 million, an increase of $99 thousand from December 31, 2021. PPP loans declined by $15.9 million from $34.6 million at December 31, 2021 to $18.7 million at March 31, 2022.  Unearned fees, net of costs, on PPP loans declined by $604 thousand from $1.3 million at December 31, 2021 to $668 thousand at March 31, 2022 .

The  largest areas of growth in the Company’s loan portfolio were $4.9 million in commercial real estate loans and $4.1 million in construction loans.  Declines in loan balances include $3.0 million in commercial loans, which include PPP loans, $3.0 million in agricultural loans, $2.3 million in automobile loans and $0.6 million in other loan categories.  Although the Company offers a broad array of financing options, it continues to concentrate its focus on small to medium sized commercial businesses. These loans offer diversification as to industries and types of businesses, thus limiting material exposure in any industry concentrations. The Company offers both fixed and floating rate loans and obtains collateral in the form of real property, business assets and deposit accounts, but looks to business and personal cash flows as its primary source of repayment.

As shown in the following table the Company's largest lending categories are commercial real estate loans, agricultural loans, commercial loans and auto loans.

		Percent of		Percent of
		Loans in Each		Loans in Each
	Balance at End	Category to	Balance at End	Category to
(dollars in thousands)	of Period	Total Loans	of Period	Total Loans
	03/31/2022	03/31/2022	12/31/2021	12/31/2021
Commercial	$96,787	11.5%	$99,804	11.9%
Agricultural	123,416	14.7%	126,456	15.1%
Real estate – residential	15,637	1.9%	15,837	1.9%
Real estate – commercial	423,511	50.5%	418,609	49.9%
Real estate – construction & land	55,668	6.6%	51,526	6.1%
Equity Lines of Credit	32,602	3.9%	32,793	3.9%
Auto	86,768	10.4%	89,046	10.6%
Other	4,297	0.5%	4,516	0.6%
Total Gross Loans	$838,686	100%	$838,587	100%

The Company’s real estate related loans, including real estate mortgage loans, real estate construction and land development loans, consumer equity lines of credit, and agricultural loans secured by real estate, comprised 73% of the total loan portfolio at March 31, 2022. Moreover, the business activities of the Company currently are focused in the California counties of Plumas, Nevada, Placer, Lassen, Modoc, Shasta, Sierra, and Sutter and in Washoe and Carson City Counties in Northern Nevada. Consequently, the results of operations and financial condition of the Company are dependent upon the general trends in these economies and, in particular, the commercial real estate markets. In addition, the concentration of the Company's operations in these areas of Northeastern California and Northwestern Nevada exposes it to greater risk than other banking companies with a wider geographic base in the event of catastrophes, such as earthquakes, fires and floods in these regions.

The rates of interest charged on variable rate loans are set at specific increments in relation to the Company's lending rate or other indexes such as the published prime interest rate or U.S. Treasury rates and vary with changes in these indexes. The frequency in which variable rate loans reprice can vary from one day to several years. At March 31, 2022 and December 31, 2021, approximately 77% and 76%, respectively of the Company's loan portfolio was comprised of variable rate loans. Loans indexed to the prime interest rate, excluding loans at their floor rate, were approximately 20% of the Company’s loan portfolio; these loans reprice within one day to three months of a change in the prime rate. At March 31, 2022 and December 31, 2021, 48% and 55%, respectively of the variable loans were at their respective floor rate. While real estate mortgage, agricultural, commercial and consumer lending remain the foundation of the Company's historical loan mix, some changes in the mix have occurred due to the changing economic environment and the resulting change in demand for certain loan types.

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

The discretionary allocation is based upon management’s evaluation of various loan segment conditions that are not directly measured in the determination of the formula and specific allowances. The conditions may include, but are not limited to, general economic and business conditions affecting the key lending areas of the Company, credit quality trends, collateral values, loan volumes and concentrations, and other business conditions.   We added a  pandemic qualitative factor to our allowance for loan loss calculation during 2020.

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

	For the Three Months Ended		For the Year Ended
(dollars in thousands)	March 31,		December 31,
	2022	2021	2021	2020	2019
Balance at beginning of period	$10,352	$9,902	$9,902	$7,243	$6,958
Charge-offs:
Commercial	19	154	188	131	587
Agricultural	-	-	-	-	-
Real estate – residential	-	-	-	-	-
Real estate – commercial	-	-	-	-	-
Real estate – construction & land	-	-	-	-	-
Equity Lines of Credit	-	-	-	-	6
Auto	335	218	703	574	867
Other	19	20	47	82	61
Total charge-offs	373	392	938	787	1,521
Recoveries:
Commercial	6	42	72	34	26
Agricultural	-	-	-	-	-
Real estate – residential	-	1	3	15	3
Real estate – commercial	-	3	8	8	4
Real estate – construction & land	-	-	-	-	-
Equity Lines of Credit	-	1	4	4	5
Auto	114	19	136	200	258
Other	3	11	40	10	10
Total recoveries	123	77	263	271	306
Net charge-offs	250	315	675	516	1,215
Provision for loan losses	300	375	1,125	3,175	1,500
Balance at end of period	$10,402	$9,962	$10,352	$9,902	$7,243
Net charge-offs during the period to average loans (annualized for the three-month periods)	0.12%	0.18%	0.09%	0.07%	0.21%
Allowance for loan losses to total loans	1.24%	1.36%	1.23%	1.39%	1.17%

During the three months ended March 31, 2022 and 2021 we recorded a provision for loan losses of $300 thousand and $375 thousand, respectively. Net charge-offs totaled $250 thousand during the three months ended March 31, 2022, a decrease of $65 thousand from $315 thousand during the three months ended March 31, 2021.

The following table provides a breakdown of the allowance for loan losses at March 31, 2022 and December 31, 2021:

		Percent of		Percent of
		Loans in Each		Loans in Each
	Balance at End	Category to	Balance at End	Category to
(dollars in thousands)	of Period	Total Loans	of Period	Total Loans
	3/31/2022	3/31/2022	12/31/2021	3/31/2021
Commercial	$893	11.5%	$1,074	11.9%
Agricultural	947	14.7%	791	15.1%
Real estate – residential	132	1.9%	168	1.9%
Real estate – commercial	4,322	50.5%	4,549	49.9%
Real estate – construction & land development	1,545	6.6%	1,325	6.1%
Equity Lines of Credit	554	3.9%	426	3.9%
Auto	1,880	10.4%	1,911	10.6%
Other	129	0.5%	108	0.6%
Total	$10,402	100%	$10,352	100%

The allowance for loan losses totaled $10.4 million at March 31, 2022  and  December 31, 2021. At least quarterly, the Company evaluates each specific reserve and if it determines that the loss represented by the specific reserve is uncollectable it records a charge-off for the uncollectable portion. Specific reserves related to impaired loans totaled $23 thousand at March 31, 2022 and $28 thousand at December 31, 2021.  The allowance for loan losses as a percentage of total loans was 1.24% at March 31, 2022 and 1.23% at December 31, 2021.

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

Loans restructured (TDRs) not included in nonperforming loans in the following table totaled $0.9 million at March 31, 2022 and December 31, 2021, 2020 and 2019. For additional information related to restructured loans see Note 4 to the condensed consolidated financial statements contained within this Form 10-Q.

The following table sets forth the amount of the Company's nonperforming assets as of the dates indicated.

	At
	March 31,	At December 31,
	2022	2021	2020	2019
	(dollars in thousands)

Nonaccrual loans	$4,733	$4,863	$2,536	$2,050
Loans past due 90 days or more and still accruing	-	-	-	-
Total nonperforming loans	4,733	4,863	2,536	2,050
Other real estate owned	487	487	403	707
Other vehicles owned	23	47	31	56
Total nonperforming assets	$5,243	$5,397	$2,970	$2,813
Interest income forgone on nonaccrual loans	$69	$381	$119	$158
Interest income recorded on a cash basis on nonaccrual loans	$-	$-	$-	$-
Nonperforming loans to total loans	0.56%	0.58%	0.36%	0.33%
Nonperforming assets to total assets	0.32%	0.33%	0.27%	0.33%

Nonperforming loans at March 31, 2022 were $4.7 million, a decrease of $130 thousand from $4.9 million at December 31, 2021.  There were no specific reserves on nonaccrual loans at March 31, 2022 or December 31, 2021.  Performing loans past due thirty to eighty-nine days were $3.2 million at March 31, 2022 down from $3.5 million at December 31, 2021.

A substandard loan is not adequately protected by the current sound worth and paying capacity of the borrower or the value of the collateral pledged, if any. Total substandard loans increased by $104 thousand from $5.5 million at December 31, 2021 to $5.6 million at March 31, 2022. Loans classified as special mention increased by $174 thousand from $5.0 million at December 31, 2021 to $5.2 million at March 31, 2022.

At March 31, 2022 and December 31, 2021, the Company's recorded investment in impaired loans totaled $4.7 million and $4.9 million, respectively. The specific allowance for loan losses related to impaired loans totaled $23 thousand and  $28 thousand at March 31, 2022 and December 31, 2021.

It is the policy of management to make additions to the allowance for loan losses so that it remains appropriate to absorb the inherent risk of loss in the portfolio. Management believes that the allowance at March 31, 2022 is appropriate. However, the determination of the amount of the allowance is judgmental and subject to economic conditions which cannot be predicted with certainty. Accordingly, the Company cannot predict whether charge-offs of loans in excess of the allowance may occur in future periods.

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

As of  March 31, 2022 and December 31, 2021 the Company had $14.0 million and $31.3 million, respectively in SBA government guaranteed loans held for sale. Loans held for sale are recorded at the lower of cost or fair value and therefore may be reported at fair value on a non-recurring basis. The fair values for loans held for sale are based on either observable transactions of similar instruments or formally committed loan sale prices.

OREO represents real property acquired by the Bank either through foreclosure or through a deed in lieu thereof from the borrower. Repossessed assets include vehicles and other commercial assets acquired under agreements with delinquent borrowers. OREO holdings represented 3 properties totaling $0.5 million at March 31, 2022 and  December 31, 2021. Nonperforming assets as a percentage of total assets were 0.32% at March 31, 2022 and 0.33% at December 31, 2021.

The following table provides a summary of the change in the number and balance of OREO properties for the three months ended March 31, 2022 and 2021 (dollars in thousands):

	Three Months Ended March 31,
	#	2022	#	2021
Beginning Balance	3	$487	3	$403
Additions	-	-	1	177
Dispositions	-	-	-	-
Ending Balance	3	$487	4	$580

Investment Portfolio and Federal Funds Sold. Total investment securities were $316 million as of March 31, 2022 and $306 million as of December 31, 2021. Unrealized losses on available-for-sale investment securities totaling $21.7 million were recorded, net of $6.4 million in tax benefit, as accumulated other comprehensive loss within shareholders' equity at March 31, 2022.   Unrealized gains on available-for-sale investment securities totaling $1.7 million were recorded, net of $493 thousand in tax expense, as accumulated other comprehensive income within shareholders' equity at December 31, 2021. No securities were sold during the three months ended March 31, 2022 and 2021. The change from an unrealized gain of $1.7 million  to an unrealized loss of $21.7 million is related to a significant increase in market rates. During the first quarter of 2022 the Federal Reserve began increasing the Federal Funds rate to combat inflationary pressures in the economy.

The investment portfolio at March 31, 2022 consisted of $163.6 million in securities of U.S. Government-sponsored agencies, $58.9 million in securities of U.S. Government-agencies and 194 municipal securities totaling $93.7 million. The investment portfolio at December 31, 2021 consisted of $151.0 million in securities of U.S. Government-sponsored agencies, $57.2 million in securities of U.S. Government-agencies and 188 municipal securities totaling $97.7 million.

There were no Federal funds sold at March 31, 2022 and December 31, 2021; however, the Bank maintained interest earning balances at the Federal Reserve Bank totaling $328.5 million at March 31, 2022 and $320.5 million at December 31, 2021. The balance, at March 31, 2022, earns interest at the rate of 0.40%.

The Company classifies its investment securities as available-for-sale or held-to-maturity. Currently all securities are classified as available-for-sale. Securities classified as available-for-sale may be sold to implement the Company's asset/liability management strategies and in response to changes in interest rates, prepayment rates and similar factors.

Deposits. Total deposits increased by $28.7 million from $1.4 billion at December  31, 2021 to $1.5 billion at March 31, 2022. The increase in deposits includes increases of $15.7 million in demand deposits and $17.1 million in savings accounts.  Money market accounts declined by $3.6 million and time deposits declined by $0.5 million.

The following table shows the distribution of deposits by type at March 31, 2022 and December 31, 2021.

		Percent of		Percent of
		Deposits in Each		Deposits in Each
	Balance at End	Category to	Balance at End	Category to
(dollars in thousands)	of Period	Total Deposits	of Period	Total Deposits
	03/31/2022	03/31/2022	12/31/2021	12/31/2021
Non-interest bearing	$752,246	51.3%	$736,582	51.2%
Money Market	257,404	17.5%	261,005	18.1%
Savings	394,198	26.9%	377,050	26.2%
Time	63,810	4.3%	64,362	4.5%
Total Deposits	$1,467,658	100%	$1,438,999	100%

Deposits represent the Bank's primary source of funds. Deposits are primarily core deposits in that they are demand, savings and time deposits generated from local businesses and individuals. These sources are considered to be relatively stable, long-term relationships thereby enhancing steady growth of the deposit base without major fluctuations in overall deposit balances. The Company experiences, to a small degree, some seasonality with the slower growth period between November through April, and the higher growth period from May through October. To assist in meeting any funding demands, the Company maintains a secured borrowing arrangement with the Federal Home Loan Bank of San Francisco (FHLB). There were no brokered deposits at March 31, 2022 or December 31, 2021.

Short-term Borrowing Arrangements. The Company is a member of the FHLB and can borrow up to $264 million from the FHLB secured by commercial and residential mortgage loans with carrying values totaling $516 million. The Company is required to hold FHLB stock as a condition of membership. At March 31, 2022  the Company held $4.5 million of FHLB stock which is recorded as a component of other assets. Based on this level of stock holdings the Company can borrow up to $164.8 million. To borrow the full $264 million in available credit the Company would need to purchase $2.7 million in additional FHLB stock. In addition to its FHLB borrowing line, the Company has unsecured short-term borrowing agreements with three of its correspondent banks in the amounts of $50 million, $20 million and $10 million.  There were no outstanding borrowings to the FHLB or the correspondent banks at March 31, 2022 and December 31, 2021.

Note Payable.  During 2021 and until January 25, 2022, the Company maintained a $15 million line of credit facility with one of its correspondent banks (the "Note").  Interest on the Note was payable at the "Prime Rate".  There were no borrowings on the Note during the current quarter or during the year ended December 31, 2021. The Note was secured by 100 shares of Plumas Bank stock representing the Company's 100% ownership interest in Plumas Bank. Under the Note, the Bank was subject to several negative and affirmative covenants including, but not limited to, providing timely financial information, maintaining specified levels of capital, restrictions on additional borrowings, and meeting or exceeding certain capital and asset quality ratios.

On January 25, 2022 the Company replaced this facility with a $15 million Loan Agreement (the “Loan Agreement”) and Promissory Note (the “Term Note”). The Term Note matures on January 25, 2035 and can be prepaid at any time.  During the initial three years of the Loan Agreement the Term Note functions as an interest only revolving line of credit.  Beginning on year four the Term Note converts into a term loan requiring semi-annual principal and interest payments and no further advances can be made. The proceeds of this lending facility shall be used by the Company for general corporation purposes, and to provide capital injections into the Bank. The Term Note bears interest at a fixed rate of 3.85% for the first 5 years and then at a floating interest rate linked to WSJ Prime Rate for the remaining eight year term. The Loan Agreement provides for a $187,500 loan fee. The Note is secured by the common stock of the Bank. The Loan Agreement contains certain financial and non-financial covenants, which include, but are not limited to, a minimum leverage ratio at the Bank, a minimum total risk-based capital ratio at the Bank, a maximum Texas Ratio at the Bank, a minimum level of Tier 1 capital at the Bank  and a return on average assets needed to generate a 1.25X debt service coverage ratio. The Loan Agreement also contains customary events of default, including, but not limited to, failure to pay principal or interest, the commencement of certain bankruptcy proceedings, and certain adverse regulatory events affecting the Company or the Bank. Upon the occurrence of an event of default under the Loan Agreement, the Company’s obligations under the Loan Agreement may be accelerated. The Company was in compliance with all covenants related to the Term Note at March 31, 2022 and has not borrowed on the Term Note.

Repurchase Agreements. The Bank offers a repurchase agreement product for its larger  customers which use securities sold under agreements to repurchase as an alternative to interest-bearing deposits. Securities sold under agreements to repurchase totaling $9.9 million and $17.3 million at March 31, 2022 and December 31, 2021, respectively are secured by U.S. Government agency securities with a carrying amount of $20.7 million and $23.0 million at March 31, 2022 and December 31, 2021, respectively. Interest paid on this product is similar to that which is paid on the Bank’s money market accounts; however, these are not deposits and are not FDIC insured.

Junior Subordinated Deferrable Interest Debentures. Plumas Statutory Trust I and II are business trust subsidiaries formed by the Company with capital at March 31, 2022 of $366,000 and $184,000, respectively, for the sole purpose of issuing trust preferred securities fully and unconditionally guaranteed by the Company.

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

Trust I’s Subordinated Debentures mature on September 26, 2032 and bear an effective interest rate of 4.15%, with  payments due quarterly. Trust II’s Subordinated Debentures mature on September 28, 2035 and bear an effective interest rate of 2.23%, with payments due quarterly. The effective interest rate includes the effect of interest rate swaps that are associated with these borrowings.  See Interest Rate Swaps below. The interest rate of the Trust Preferred Securities issued by Trust I adjust on each quarterly anniversary date to equal the 3-month LIBOR plus 3.40%. The Trust Preferred Securities issued by Trust II adjust on each quarterly anniversary date to equal the 3-month LIBOR plus 1.48%. Both Trusts I and II have the option to defer payment of the distributions for a period of up to five years, as long as the Company is not in default on the payment of interest on the Subordinated Debentures.

Interest expense recognized by the Company for the three months ended March 31, 2022 and 2021 related to the subordinated debentures was $88 thousand and $79 thousand, respectively.

Interest Rate Swaps

From time to time, we may use interest rate swaps or other instruments to manage our interest rate exposure and reduce the impact of future interest rate changes.  These financial instruments are not used for trading or speculative purposes.  On May 26, 2020 we entered into two separate interest rate swap agreements, effectively converting the $10 million in Subordinated Debentures to fixed obligations.  The swaps have a 10 year maturity and fix the LIBOR rate on the Subordinated Debentures at approximately 75 basis points. These agreements have been designated and qualify as cash flow hedging instruments and, as such changes in the fair value are recorded in accumulated other comprehensive income/loss to the extent the agreements are effective hedges.  At March 31, 2022  and December 31, 2021 the carrying value of the swaps, which was included in other assets, was an unrealized gain of $1.3 million and $607 thousand, respectively.

Capital Resources

Shareholders’ equity decreased by $11.0 million from $134.1 million at December 31, 2021 to $123.1 million at March 31, 2022. The $11.0 million decrease was related to a reduction in accumulated other comprehensive income of $16.0 million and shareholder dividends of $0.9 million partially offset by earnings during the first three months of 2022 of $5.7 million and $0.2 million representing stock option activity.

It is the policy of the Company to periodically distribute excess retained earnings to the shareholders through the payment of cash dividends. Such dividends help promote shareholder value and capital adequacy by enhancing the marketability of the Company’s stock. All authority to provide a return to the shareholders in the form of a cash or stock dividend or split rests with the Board of Directors. The Board will periodically, but on no regular schedule, review the appropriateness of a cash dividend payment. Banking regulations limit the amount of dividends that may be paid without prior approval of regulatory agencies. The Company is subject to various restrictions on the payment of dividends. A quarterly cash dividend of $0.16 was paid on February 15, 2022 and quarterly cash dividends of  $0.14 per share were paid on November 15, 2021,  August 16, 2021,  May 17, 2021 and February 15, 2021.

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

In July, 2013, the federal bank regulatory agencies adopted rules implementing the Basel Committee on Banking Supervision’s capital guidelines for U.S. depository organizations, sometimes called “Basel III,” that increased the minimum regulatory capital requirements for bank holding companies and depository institutions and implemented strict eligibility criteria for regulatory capital instruments. The Basel III capital rules include a minimum common equity Tier 1 ratio of 4.5%, a Tier 1 capital ratio of 6.0%, a total risk-based capital ratio of 8.0%, and a minimum leverage ratio of 4.0% (calculated as Tier 1 capital to average consolidated assets). The minimum capital levels required to be considered “well capitalized” include a common equity Tier 1 ratio of 6.5%, a Tier 1 risk-based capital ratio of 8.0%, a total risk-based capital ratio of 10.0%  and a leverage ratio of 5.0%.  In addition, the Basel III capital rules require that banking organizations maintain a capital conservation buffer of 2.5% above the minimum capital requirements in order to avoid restrictions on their ability to pay dividends, repurchase stock or pay discretionary bonuses. Including the capital conservation buffer of 2.5%, the Basel III capital rules require the following minimum ratios for a bank holding company or bank to be considered well capitalized: a common equity Tier 1 capital ratio of 7.0%; a Tier 1 capital ratio of 8.5%, and a total capital ratio of 10.5%. At March 31, 2022 and  December 31, 2021, the Bank’s capital ratios exceeded the thresholds necessary to be considered “well capitalized” under the Basel III framework.

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

In 2019, the federal bank regulators issued a rule establishing a “community bank leverage ratio” (the ratio of a bank’s tier 1 capital to average total consolidated assets) that qualifying institutions with less than $10 billion in assets may elect to use in lieu of the generally applicable leverage and risk-based capital requirements under Basel III. A qualifying banking organization that elects to use the new ratio will be considered to have met all applicable federal regulatory capital and leverage requirements, including the minimum capital levels required to be considered “well capitalized, ” if it maintains a community bank leverage ratio capital exceeding 9%.  The new rule became effective on January 1, 2020.  Plumas Bank has chosen not to opt into the community bank leverage ratio at this time.

The following table sets forth the Bank's actual capital amounts and ratios (dollar amounts in thousands):

			Minimum Amount of Capital Required
					To be Well-Capitalized
			For Capital		Under Prompt
	Actual		Adequacy Purposes (1)		Corrective Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
March 31, 2022
Common Equity Tier 1 Ratio	$138,803	14.8%	$42,179	4.5%	$60,926	6.5%
Tier 1 Leverage Ratio	138,803	8.5%	65,199	4.0%	81,498	5.0%
Tier 1 Risk-Based Capital Ratio	138,803	14.8%	56,239	6.0%	74,986	8.0%
Total Risk-Based Capital Ratio	149,546	16.0%	74,986	8.0%	93,732	10.0%

December 31, 2021
Common Equity Tier 1 Ratio	$134,015	14.4%	$42,024	4.5%	$60,701	6.5%
Tier 1 Leverage Ratio	134,015	8.4%	64,066	4.0%	80,083	5.0%
Tier 1 Risk-Based Capital Ratio	134,015	14.4%	56,032	6.0%	74,709	8.0%
Total Risk-Based Capital Ratio	144,708	15.5%	74,709	8.0%	93,387	10.0%

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

Off-Balance Sheet Arrangements

Loan Commitments. In the normal course of business, there are various commitments outstanding to extend credits that are not reflected in the financial statements. Commitments to extend credit and letters of credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Annual review of commercial credit lines, letters of credit and ongoing monitoring of outstanding balances reduces the risk of loss associated with these commitments. As of March 31, 2022, the Company had $163.1 million in unfunded loan commitments and no letters of credit. This compares to $162.5 million in unfunded loan commitments and $12 thousand in letters of credit at December 31, 2021. Of the $163.1 million in unfunded loan commitments, $106.1 million and $57.0 million represented commitments to commercial and consumer customers, respectively. Of the total unfunded commitments at March 31, 2022, $92.5 million were secured by real estate, of which $45.2 million was secured by commercial real estate and $47.3 million was secured by residential real estate mostly in the form of equity lines of credit. The commercial loan commitments not secured by real estate primarily represent business lines of credit, while the consumer loan commitments not secured by real estate primarily represent revolving credit card lines and overdraft protection lines. Since some of the commitments are expected to expire without being drawn upon the total commitment amounts do not necessarily represent future cash requirements.

Operating Leases. The Company leases three depository branches, one of which is a land lease on which we own the building, three lending offices, two administrative offices and two non-branch automated teller machine locations.  The expiration dates of the leases vary, with the first such lease expiring during 2022 and the last such lease expiring during 2044. Including variable lease expense, total rent expense was $154 thousand and $95 thousand during the three months ended March 31, 2022 and 2021, respectively.

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

The Company is a member of the FHLB and can borrow up to $264 million from the FHLB secured by commercial and residential mortgage loans with carrying values totaling $516 million. See “Short-term Borrowing Arrangements” for additional information on our FHLB borrowing capacity. In addition to its FHLB borrowing line, the Company has unsecured short-term borrowing agreements with three of its correspondent banks in the amounts of $50 million, $20 million and $10 million. There were no outstanding borrowings to the FHLB or the correspondent banks at March 31, 2022 and December 31, 2021.

Customer deposits are the Company’s primary source of funds. Total deposits increased by $28.7 million from $1.4 billion at December  31, 2021 to $1.5 billion at March 31, 2022. Deposits are held in various forms with varying maturities. The Company’s securities portfolio, Federal funds sold, FHLB advances, and cash and due from banks serve as the primary sources of liquidity, providing adequate funding for loans during periods of high loan demand. During periods of decreased lending, funds obtained from the maturing or sale of investments, loan payments, and new deposits are invested in short-term earning assets, such as cash held at the FRB, Federal funds sold and investment securities, to serve as a source of funding for future loan growth. Management believes that the Company’s available sources of funds, including borrowings, will provide adequate liquidity for its operations in the foreseeable future.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

The Company’s management, including the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of March 31, 2022.  The Company’s disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the U.S. Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.  Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2022.

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended March 31, 2022 that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

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

Item 1A RISK FACTORS

In addition to the other information set forth in this Form 10-Q you should carefully consider the risk factors that appeared under Item 1A, “Risk Factors” in the Company’s 2021 Annual Report. There are no material changes from the risk factors included within the Company’s 2021 Annual Report.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

          (a) None.

(b) None.

(c) None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

The following documents are included or incorporated by reference in this Quarterly Report on Form 10Q:

2.1	Agreement and Plan of Reorganization and Merger dated as of March 10, 2021, by and between Plumas Bancorp and Feather River included as exhibit 2.1 to the Registrant’s 8-K filed on March 11, 2021, which is incorporated by this reference herein.

3.1	Articles of Incorporation as amended of Registrant included as Exhibit 3.1 to the Registrant’s Form S-4, File No. 333-84534, which is incorporated by reference herein.

3.2	Bylaws of Registrant as amended on March 16, 2011 included as Exhibit 3.2 to the Registrant’s Form 10-K for December 31, 2010, which is incorporated by this reference herein.

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

10.2	Split Dollar Agreement of Andrew J. Ryback dated August 23, 2005, is included as Exhibit 10.2 to the Registrant’s 8-K filed on October 17, 2005, which is incorporated by this reference herein.

10.3	Amendment to Salary Continuation Agreement of Andrew J. Ryback dated February 1, 2022 is included as Exhibit 10.1 to the Registrant’s 8-K filed on February 1, 2022, which is incorporated by this reference herein.

10.4	Promissory Note and Loan Agreement dated March 2, 2021, is included as Exhibit 10.14 to the Registrant's 10-Q filed on May 5, 2021, which is incorporated by this reference herein.

10.5	Amendment to Salary Continuation Agreement of Richard Belstock dated February 1, 2022 is included as Exhibit 10.2 to the Registrant’s 8-K filed on February 1, 2022, which is incorporated by this reference herein.

10.6	Amendment to Salary Continuation Agreement of BJ North dated February 1, 2022 is included as Exhibit 10.3 to the Registrant’s 8-K filed on February 1, 2022, which is incorporated by this reference herein.

10.7	Amendment to Salary Continuation Agreement of Jeffery Moore dated February 1, 2022 is included as Exhibit 10.4 to the Registrant’s 8-K filed on February 1, 2022, which is incorporated by this reference herein.

10.8	Amendment to Salary Continuation Agreement of Aaron Boigon dated February 1, 2022 is included as Exhibit 10.5 to the Registrant’s 8-K filed on February 1, 2022, which is incorporated by this reference herein.

10.9	Loan Agreement dated January 25, 2022 is included as Exhibit 10.1 to the Registrant's 8-K filed on January 26, 2022, which is incorporated by this reference herein.

10.10	Promissory Note dated January 25, 2022 is included as Exhibit 10.2 to the Registrant's 8-K filed on January 26, 2022, which is incorporated by this reference herein.

10.11	Salary Continuation Agreement of Richard L. Belstock dated April 1, 2016, is included as Exhibit 10.2 to the Registrant’s 8-K filed on April 4, 2016, which is incorporated by this reference herein.

10.12	Salary Continuation Agreement of BJ North dated April 1, 2016, is included as Exhibit 10.4 to the Registrant’s 8-K filed on April 4, 2016, which is incorporated by this reference herein.

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

10.34	Consulting Agreement of Terrance J. Reeson dated May 10, 2000, is included as Exhibit 10.34 to the Registrant’s 10-QSB for June 30, 2002, which is incorporated by this reference herein.

10.41	Form of Indemnification Agreement (Plumas Bancorp) is included as Exhibit 10.1 to the Registrant's 8-K dated August 20, 2020,which is incorporated by this reference herein.

10.42	Form of Indemnification Agreement (Plumas Bank) is included as Exhibit 10.2 to the Registrant's 8-K dated August 20, 2020,which is incorporated by this reference herein.

10.47	2013 Stock Option Plan is included as Exhibit 99.1 of the Form S-8 filed September 12, 2013, which is incorporated by this reference herein.

10.48	Specimen Form of Incentive Stock Option Agreement under the 2013 Stock Option Plan is included as Exhibit 99.2 of the Form S-8 filed September 12, 2013, which is incorporated by this reference herein.

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

31.1*	Rule 13a-14(a) [Section 302] Certification of Principal Financial Officer dated May 5, 2022.

31.2*	Rule 13a-14(a) [Section 302] Certification of Principal Executive Officer dated May 5, 2022.

32.1*	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 dated May 5, 2022.

32.2*	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 dated May 5, 2022.

101.INS*	Inline XBRL Instance Document (the Instance Document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PLUMAS BANCORP
(Registrant)
Date: May 5, 2022
/s/ Richard L. Belstock
Richard L. Belstock
Chief Financial Officer

/s/ Andrew J. Ryback
Andrew J. Ryback
Director, President and Chief Executive Officer