Form 10-Q
period 2022-06-30
PLUMAS BANCORP
filed 2022-08-04
CIK 1168455

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED June 30, 2022

☐	TRANSITION REPORT UNDER SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM __________ TO ___________

COMMISSION FILE NUMBER: 000-49883

PLUMAS BANCORP

(Exact Name of Registrant as Specified in Its Charter)

California	75-2987096
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

5525 Kietzke Lane, Suite 100, Reno, Nevada	89511
(Address of Principal Executive Offices)	(Zip Code)

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of August 1, 2022. 5,844,566 shares.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

PLUMAS BANCORP AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands, except share data)

	June 30,	December 31,
	2022	2021

Assets
Cash and cash equivalents	$317,657	$380,584
Investment securities available for sale	365,189	305,914
Loans held for sale	4,646	31,277
Loans, less allowance for loan losses of $10,919 at June 30, 2022 and $10,352 at December 31, 2021	853,427	829,385
Real estate acquired through foreclosure	369	487
Premises and equipment, net	18,212	16,424
Bank owned life insurance	16,031	15,844
Goodwill	5,502	5,502
Accrued interest receivable and other assets	39,593	28,657
Total assets	$1,620,626	$1,614,074

Liabilities and Shareholders’ Equity

Deposits:
Non-interest bearing	$764,907	$736,582
Interest bearing	707,695	702,417
Total deposits	1,472,602	1,438,999
Repurchase agreements	10,418	17,283
Accrued interest payable and other liabilities	11,138	13,400
Junior subordinated deferrable interest debentures	10,310	10,310
Total liabilities	1,504,468	1,479,992

Commitments and contingencies (Note 5)

Shareholders’ equity:
Common stock, no par value; 22,500,000 shares authorized; issued and outstanding – 5,844,566 shares at June 30, 2022 and 5,816,991 at December 31, 2021	27,133	26,801
Retained earnings	115,212	105,681
Accumulated other comprehensive (loss) income, net	(26,187)	1,600
Total shareholders’ equity	116,158	134,082
Total liabilities and shareholders’ equity	$1,620,626	$1,614,074

See notes to unaudited condensed consolidated financial statements.

PLUMAS BANCORP AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(In thousands, except per share data)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Interest Income:
Interest and fees on loans	$10,992	$8,972	$21,302	$18,724
Interest and fees on loans held for sale	123	114	429	143
Interest on investment securities	1,941	1,045	3,473	1,946
Other	661	52	829	104
Total interest income	13,717	10,183	26,033	20,917
Interest Expense:
Interest on deposits	183	165	377	338
Interest on junior subordinated deferrable interest debentures	90	86	179	165
Other	16	1	34	4
Total interest expense	289	252	590	507
Net interest income before provision for loan losses	13,428	9,931	25,443	20,410
Provision for Loan Losses	400	250	700	625
Net interest income after provision for loan losses	13,028	9,681	24,743	19,785
Non-Interest Income:
Interchange revenue	853	813	1,615	1,528
Gain on sale of loans	634	0	2,335	591
Service charges	604	567	1,170	1,107
Other	573	500	1,194	1,004
Total non-interest income	2,664	1,880	6,314	4,230
Non-Interest Expenses:
Salaries and employee benefits	4,238	2,231	8,320	5,755
Occupancy and equipment	1,111	904	2,248	1,794
Other	2,684	2,197	5,139	4,075
Total non-interest expenses	8,033	5,332	15,707	11,624
Income before provision for income taxes	7,659	6,229	15,350	12,391
Provision for Income Taxes	1,979	1,742	3,953	3,463
Net income	$5,680	$4,487	$11,397	$8,928

Basic earnings per share	$0.97	$0.86	$1.95	$1.72
Diluted earnings per share	$0.96	$0.85	$1.93	$1.69

See notes to unaudited condensed consolidated financial statements.

PLUMAS BANCORP AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

(In thousands)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021

Net income	$5,680	$4,487	$11,397	$8,928
Other comprehensive income:
Change in net unrealized loss on securities	(17,117)	1,606	(40,466)	(1,978)
Change in unrealized gain on cash flow hedge	361	(278)	1,017	389
Net unrealized holding loss	(16,756)	1,328	(39,449)	(1,589)
Related tax effect:
Change in net unrealized loss on securities	5,060	(476)	11,962	584
Change in unrealized gain on cash flow hedge	(107)	83	(300)	(115)
Income tax effect	4,953	(393)	11,662	469
Other comprehensive loss	(11,803)	935	(27,787)	(1,120)
Total comprehensive (loss) income	$(6,123)	$5,422	$(16,390)	$7,808

See notes to unaudited condensed consolidated financial statements.

PLUMAS BANCORP AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

(in thousands, except shares)

	Common Stock		Retained	Accumulated Other Comprehensive Income (loss)	Total Shareholders’
	Shares	Amount	Earnings	(Net of Taxes)	Equity

Balance, December 31, 2020	5,182,232	$7,656	$87,753	$4,745	$100,154
Net Income			8,928		8,928
Other comprehensive loss				(1,120)	(1,120)
Cash dividends on common stock			(1,453)		(1,453)
Exercise of stock options and tax effect	16,594	163			163
Stock-based compensation expense		118			118
Balance, June 30, 2021	5,198,826	$7,937	$95,228	$3,625	$106,790

Balance, December 31, 2021	5,816,991	$26,801	$105,681	$1,600	$134,082
Net Income			11,397		11,397
Other comprehensive loss				(27,787)	(27,787)
Cash dividends on common stock			(1,866)		(1,866)
Exercise of stock options and tax effect	27,575	215			215
Stock-based compensation expense		117			117
Balance, June 30, 2022	5,844,566	$27,133	$115,212	$(26,187)	$116,158

See notes to unaudited condensed consolidated financial statements.

PLUMAS BANCORP AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	For the Six Months Ended
	June 30,
	2022	2021
Cash Flows from Operating Activities:
Net income	$11,397	$8,928
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	700	625
Change in deferred loan origination costs/fees, net	(1,530)	1,276
Depreciation and amortization	911	760
Stock-based compensation expense	117	118
Amortization of investment security premiums	548	542
Loss on sale of other vehicles	39	-
Loss on sale of OREO	5	-
Gain on sale of loans held for sale	(2,335)	(591)
Loans originated for sale	(14,189)	(14,919)
Proceeds from loan sales	42,152	8,254
Earnings on bank-owned life insurance	(187)	(175)
Decrease (increase) in accrued interest receivable and other assets	2,601	(2,432)
(Decrease) increase in accrued interest payable and other liabilities	(2,262)	731
Net cash provided by operating activities	37,967	3,117

Cash Flows from Investing Activities:
Proceeds from principal repayments from available-for-sale mortgage-backed securities	15,504	22,790
Proceeds from matured and called available-for-sale securities	470	500
Purchases of available-for-sale securities	(116,198)	(94,986)
Purchase of FHLB stock	(514)	(231)
Purchase of FRB stock	(4)	(2)
Net increase in loans	(23,237)	(19,459)
Proceeds from sale of OREO	113	56
Proceeds from sale of other vehicles	346	174
Purchase of premises and equipment	(2,461)	(114)
Net cash used in investing activities	(125,981)	(91,272)

Continued on next page.

PLUMAS BANCORP AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

(Continued)

	For the Six Months Ended
	June 30,
	2022	2021
Cash Flows from Financing Activities:
Net increase in demand, interest bearing and savings deposits	$37,428	$156,762
Net (decrease) increase in time deposits	(3,825)	1,021
Net decrease in securities sold under agreements to repurchase	(6,865)	(3,791)
Repayment of FHLB advances	-	(5,000)
Cash dividends paid on common stock	(1,866)	(1,453)
Proceeds from exercise of stock options	215	163
Net cash provided by financing activities	25,087	147,702
(Decrease) increase in cash and cash equivalents	(62,927)	59,547
Cash and Cash Equivalents at Beginning of Year	380,584	184,909
Cash and Cash Equivalents at End of Period	$317,657	$244,456

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:
Interest expense	$593	$524
Income taxes	$3,009	$5,430

Non-Cash Investing Activities:
Real estate and vehicles acquired through foreclosure	$378	$327

Non-Cash Financing Activities:
Common stock retired in connection with the exercise of stock options	$84	$29

See notes to unaudited condensed consolidated financial statements.

PLUMAS BANCORP AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. THE BUSINESS OF PLUMAS BANCORP

During 2002, Plumas Bancorp (the "Company") was incorporated as a bank holding company for the purpose of acquiring Plumas Bank (the "Bank") in a one bank holding company reorganization. This corporate structure gives the Company and the Bank greater flexibility in terms of operation, expansion and diversification. The Company formed Plumas Statutory Trust I ("Trust I") for the sole purpose of issuing trust preferred securities on September 26, 2002. The Company formed Plumas Statutory Trust II ("Trust II") for the sole purpose of issuing trust preferred securities on September 28, 2005.  Plumas Bancorp's Principal Executive Office is located in Reno, Nevada.

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

Plumas Statutory Trust I and Trust II are not consolidated into the Company's consolidated financial statements and, accordingly, are accounted for under the equity method. The Company's investment in Trust I of $368,000 and Trust II of $185,000 are included in accrued interest receivable and other assets on the consolidated balance sheet. The junior subordinated deferrable interest debentures issued and guaranteed by the Company and held by Trust I and Trust II are reflected as debt on the consolidated balance sheet.

The accounting and reporting policies of Plumas Bancorp and subsidiary conform with accounting principles generally accepted in the United States of America and prevailing practices within the banking industry. In the opinion of management, the unaudited condensed consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the Company’s financial position at  June 30, 2022 and the results of its operations and its cash flows for the three and six-month periods . Our condensed consolidated balance sheet at  December 31, 2021 is derived from audited financial statements.

The unaudited condensed consolidated financial statements of the Company have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim reporting on Form 10-Q. Accordingly, certain disclosures normally presented in the notes to the annual consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been omitted. The Company believes that the disclosures are adequate to make the information not misleading. These interim financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's 2021 Annual Report to Shareholders on Form 10-K. The results of operations for the three and six-month periods ended June 30, 2022 may not necessarily be indicative of future operating results. In preparing such financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the balance sheet and revenues and expenses for the periods reported. Actual results could differ significantly from those estimates.

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

As of  June 30, 2022 and December 31, 2021 the Company had $4.6 million and $31.3 million, respectively in SBA government guaranteed loans held for sale. Loans held for sale are recorded at the lower of cost or fair value and therefore may be reported at fair value on a non-recurring basis. The fair values for loans held for sale are based on either observable transactions of similar instruments or formally committed loan sale prices.

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

3.   INVESTMENT SECURITIES AVAILABLE FOR SALE

The amortized cost and estimated fair value of investment securities at June 30, 2022 and December 31, 2021 consisted of the following, in thousands:

Available-for-Sale	June 30, 2022
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Debt securities:
U.S. Treasury securities	$9,936	$19	$(45)	$9,910
U.S. Government-sponsored agencies collateralized by mortgage obligations - residential	199,076	113	(15,331)	183,858
U.S. Government-agencies collateralized by mortgage obligations - commercial	76,887	84	(7,634)	69,337
Obligations of states and political subdivisions	118,090	94	(16,100)	102,084
	$403,989	$310	$(39,110)	$365,189

Unrealized losses on available-for-sale investment securities totaling $38,800,000 were recorded, net of $11,469,000 in tax benefit, as accumulated other comprehensive loss within shareholders' equity at June 30, 2022.  No securities were sold during the six months ended June 30, 2022.

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

There were no transfers of available-for-sale investment securities during the six months ended June 30, 2022 and twelve months ended December 31, 2021. There were no securities classified as held-to-maturity at June 30, 2022 or December 31, 2021.

Investment securities with unrealized losses at June 30, 2022 and December 31, 2021 are summarized and classified according to the duration of the loss period as follows, in thousands:

June 30, 2022	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
Debt securities:
U.S. Treasury securities	$6,934	$45	$-	$-	$6,934	$45
U.S. Government-sponsored agencies collateralized by mortgage obligations - residential	153,888	13,093	11,777	2,238	165,665	15,331
U.S. Government-agencies collateralized by mortgage obligations - commercial	52,756	5,894	10,596	1,740	63,352	7,634
Obligations of states and political subdivisions	87,259	15,040	2,586	1,060	89,845	16,100
	$300,837	$34,072	$24,959	$5,038	$325,796	$39,110

December 31, 2021	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
Debt securities:
U.S. Government-sponsored agencies collateralized by mortgage obligations -residential	$70,742	$1,076	$2,324	$172	$73,066	$1,248
U.S. Government-agencies collateralized by mortgage obligations - commercial	54,214	1,068	-	-	54,214	1,068
Obligations of states and political subdivisions	22,434	241	515	16	22,949	257
	$147,390	$2,385	$2,839	$188	$150,229	$2,573

At June 30, 2022, the Company held 350 securities of which 286 were in a loss position for less than twelve months and 18 were in a loss position for  twelve months or more. Of the 350 securities 3 are U.S. Treasury securities, 90 are U.S. Government-sponsored agencies collateralized by residential mortgage obligations, 42 were U.S. Government agencies collateralized by commercial mortgage obligations and 215 were obligations of states and political subdivisions. The unrealized losses relate principally to market rate conditions. All of the securities continue to pay as scheduled. When analyzing an issuer’s financial condition, management considers the length of time and extent to which the market value has been less than cost; the historical and implied volatility of the security; the financial condition of the issuer of the security; and the Company’s intent and ability to hold the security to recovery. As of June 30, 2022, management does not have the intent to sell these securities, nor does it believe it is more likely than not that it will be required to sell these securities before the recovery of its amortized cost basis. Based on the Company’s evaluation of the above and other relevant factors, the Company does not believe the securities that are in an unrealized loss position as of June 30, 2022 are other than temporarily impaired.

The amortized cost and estimated fair value of investment in debt securities at June 30, 2022 by contractual maturity are shown below, in thousands.

	Amortized Cost	Estimated Fair Value
Within one year	$732	$734
After one year through five years	14,831	14,828
After five years through ten years	12,154	11,950
After ten years	100,309	84,482
Investment securities not due at a single maturity date:
Government- agencies commercial mortgage-backed securities	76,887	69,337
Government-sponsored agencies residential mortgage-backed securities	199,076	183,858
	$403,989	$365,189

Expected maturities will differ from contractual maturities because the issuers of the securities may have the right to call or prepay obligations with or without call or prepayment penalties.

Investment securities with amortized costs totaling $161,332,000 and $134,749,000 and estimated fair values totaling $146,316,000 and $134,791,000 at June 30, 2022 and December 31, 2021, respectively, were pledged to secure deposits and repurchase agreements.

4. LOANS AND THE ALLOWANCE FOR LOAN LOSSES

Outstanding loans are summarized below, in thousands:

	June 30,	December 31,
	2022	2021

Commercial	$84,378	$99,804
Agricultural	125,807	126,456
Real estate – residential	15,867	15,837
Real estate – commercial	447,980	418,609
Real estate – construction and land development	60,891	51,526
Equity lines of credit	34,745	32,793
Auto	87,907	89,046
Other	4,577	4,516
Total loans	862,152	838,587
Deferred loan costs, net	2,194	1,150
Allowance for loan losses	(10,919)	(10,352)
Total net loans	$853,427	$829,385

Changes in the allowance for loan losses, in thousands, were as follows:

	June 30,	December 31,
	2022	2021

Balance, beginning of period	$10,352	$9,902
Provision charged to operations	700	1,125
Losses charged to allowance	(469)	(938)
Recoveries	336	263
Balance, end of period	$10,919	$10,352

The recorded investment in impaired loans totaled $1,394,000 and $4,857,000 at June 30, 2022 and December 31, 2021, respectively. The Company had specific allowances for loan losses of $38,000 on impaired loans of $189,000 at June 30, 2022 as compared to specific allowances for loan losses of $28,000 on impaired loans of $273,000 at December 31, 2021. The balance of impaired loans in which no specific reserves were required totaled $1,205,000 and $4,584,000 at June 30, 2022 and December 31, 2021, respectively. The average recorded investment in impaired loans for the six months ended June 30, 2022 and June 30, 2021 was $1,378,000 and $2,835,000, respectively. The Company recognized  $15,000 and $16,000 in interest income for impaired loans during the three months ended June 30, 2022 and 2021, respectively. The Company recognized  $30,000 and $31,000 in interest income for impaired loans during the six months ended June 30, 2022 and 2021, respectively. No interest was recognized on nonaccrual loans accounted on a cash basis during the six months ended June 30, 2022 and 2021.

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

The carrying value of troubled debt restructurings at June 30, 2022 and December 31, 2021 was $885,000 and $897,000, respectively. The Company has allocated  $22,000 and $28,000 of specific reserves on loans to customers whose loan terms have been modified in troubled debt restructurings as of June 30, 2022 and December 31, 2021. The Company has not committed to lend additional amounts on loans classified as troubled debt restructurings at June 30, 2022 and December 31, 2021.

There were no troubled debt restructurings that occurred during the six months ending June 30, 2022 or June 30, 2021. There were no troubled debt restructurings for which there was a payment default within twelve months following the modification during the six months ended June 30, 2022 and 2021, respectively.

At June 30, 2022 and December 31, 2021, nonaccrual loans totaled $1,551,000 and $4,863,000, respectively. Interest foregone on nonaccrual loans totaled $82,000 and $253,000 for the three months ended June 30, 2022 and 2021, respectively. Interest foregone on nonaccrual loans totaled $151,000 and $329,000 for the six months ended June 30, 2022 and 2021, respectively. There were no loans past due 90 days or more and on accrual status at June 30, 2022 and December 31, 2021.

Salaries and employee benefits totaling $875,000 and $806,000 have been deferred as loan origination costs during the six months ended June 30, 2022 and 2021, respectively. Salaries and employee benefits totaling $1,937,000 and $1,513,000 have been deferred as loan origination costs during the six months ended June 30, 2022 and 2021, respectively.

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

Purchased Credit Impaired Loans (PCI):

Upon the acquisition of Feather River Bancorp the Company acquired loans, for which there was, at acquisition, evidence of deterioration of credit quality since origination and it was probable, at acquisition, that all contractually required payments would not be collected.  The carrying amount of those loans at June 30, 2022 and December 31, 2021 was $303,000 and $496,000, respectively.  The carrying amount at June 30, 2022 reflects an outstanding balance of $324,000 net of an unaccretable discount of $21,000. The carrying amount at December 31, 2021 reflects an outstanding  balance of  $517,000 net of an unaccretable discount of $21,000.

Accretable yield, or income expected to be collected, is as follows:           .

(in thousands)
Balance at December 31, 2021	$28
Additions	-
Removals[1]	(10)
Accretion	(3)
Balance at June 30, 2022	$15

1 Represents the accretable difference that is relieved when a loan exits the PCI population due to payoff, full charge-off, or transfer to repossessed assets, etc.

The following table shows the loan portfolio allocated by management's internal risk ratings at the dates indicated, in thousands:

June 30, 2022	Commercial Credit Exposure
	Credit Risk Profile by Internally Assigned Grade
Grade:	Commercial	Agricultural	Real Estate-Residential	Real Estate-Commercial	Real Estate-Construction	Equity LOC	Total
Pass	$80,240	$122,944	$15,641	$443,707	$60,808	$34,313	$757,653
Special Mention	4,046	2,538	-	2,572	-	-	9,156
Substandard	92	325	226	1,701	83	432	2,859
Doubtful	-	-	-	-	-	-	-
Total	$84,378	$125,807	$15,867	$447,980	$60,891	$34,745	$769,668

December 31, 2021	Commercial Credit Exposure
	Credit Risk Profile by Internally Assigned Grade
Grade:	Commercial	Agricultural	Real Estate-Residential	Real Estate-Commercial	Real Estate-Construction	Equity LOC	Total
Pass	$96,052	$124,866	$15,594	$414,175	$51,455	$32,349	$734,491
Special Mention	3,721	1,072	150	62	-	-	5,005
Substandard	31	518	93	4,372	71	444	5,529
Doubtful	-	-	-	-	-	-	-
Total	$99,804	$126,456	$15,837	$418,609	$51,526	$32,793	$745,025

	Consumer Credit Exposure			Consumer Credit Exposure
	Credit Risk Profile Based on Payment Activity			Credit Risk Profile Based on Payment Activity
	June 30, 2022			December 31, 2021
	Auto	Other	Total	Auto	Other	Total
Grade:
Performing	$87,239	$4,566	$91,805	$88,525	$4,492	$93,017
Non-performing	668	11	679	521	24	545
Total	$87,907	$4,577	$92,484	$89,046	$4,516	$93,562

The following tables show the allocation of the allowance for loan losses at the dates indicated, in thousands:

Six Months Ended June 30, 2022:	Commercial	Agricultural	Real Estate-Residential	Real Estate-Commercial	Real Estate-Construction	Equity LOC	Auto	Other	Total
Allowance for Loan Losses
Beginning balance	$1,074	$791	$168	$4,549	$1,325	$426	$1,911	$108	$10,352
Charge-offs	-	-	-	(19)	-	-	(419)	(31)	(469)
Recoveries	17	-	2	-	-	-	311	6	336
Provision	(189)	303	(31)	(135)	434	167	97	54	700
Ending balance	$902	$1,094	$139	$4,395	$1,759	$593	$1,900	$137	$10,919
Three Months Ended June 30, 2022:
Beginning balance	$893	$947	$132	$4,322	$1,545	$554	$1,880	$129	$10,402
Charge-offs	-	-	-	-	-	-	(85)	(11)	(96)
Recoveries	11	-	1	1	-	-	197	3	213
Provision	(2)	147	6	72	214	39	(92)	16	400
Ending balance	$902	$1,094	$139	$4,395	$1,759	$593	$1,900	$137	$10,919
Six Months Ended June 30, 2021:
Allowance for Loan Losses
Beginning balance	$950	$757	$164	$5,089	$554	$499	$1,768	$121	$9,902
Charge-offs	(161)	-	-	-	-	-	(346)	(37)	(544)
Recoveries	47	-	1	4	-	2	77	14	145
Provision	47	(76)	(34)	252	52	(47)	411	20	625
Ending balance	$883	$681	$131	$5,345	$606	$454	$1,910	$118	$10,128
Three Months Ended June 30, 2021:
Allowance for Loan Losses
Beginning balance	$777	$698	$169	$5,132	$657	$484	$1,928	$117	$9,962
Charge-offs	(8)	-	-	-	-	-	(128)	(16)	(152)
Recoveries	5	-	-	1	-	1	58	3	68
Provision	109	(17)	(38)	212	(51)	(31)	52	14	250
Ending balance	$883	$681	$131	$5,345	$606	$454	$1,910	$118	$10,128
June 30, 2022:
Allowance for Loan Losses
Ending balance: individually evaluated for impairment	$16	$-	$23	$-	$-	$-	$-	$-	$39
Ending balance: collectively evaluated for impairment	886	1,094	116	4,395	1,759	593	1,900	137	10,880
Ending balance	$902	$1,094	$139	$4,395	$1,759	$593	$1,900	$137	$10,919
Loans
Ending balance: individually evaluated for impairment	$19	$235	$691	$97	$98	$254	$-	$-	$1,394
Ending balance: collectively evaluated for impairment	84,359	125,572	15,176	447,883	60,793	34,491	87,907	4,577	860,758
Ending balance	$84,378	$125,807	$15,867	$447,980	$60,891	$34,745	$87,907	$4,577	$862,152

December 31, 2021:	Commercial	Agricultural	Real Estate-Residential	Real Estate-Commercial	Real Estate-Construction	Equity LOC	Auto	Other	Total
Allowance for Loan Losses
Ending balance: individually evaluated for impairment	$-	$-	$23	$-	$5	$-	$-	$-	$28
Ending balance: collectively evaluated for impairment	1,074	791	145	4,549	1,320	426	1,911	108	10,324
Ending Balance	$1,074	$791	$168	$4,549	$1,325	$426	$1,911	$108	$10,352
Loans
Ending balance: individually evaluated for impairment	$-	$238	$557	$3,697	$102	$263	$-	$-	$4,857
Ending balance: collectively evaluated for impairment	99,804	126,218	15,280	414,912	51,424	32,530	89,046	4,516	833,730
Ending balance	$99,804	$126,456	$15,837	$418,609	$51,526	$32,793	$89,046	$4,516	$838,587

The following table shows an aging analysis of the loan portfolio by the time past due, in thousands:

				Total
June 30, 2022		90 Days		Past Due
	30-89 Days	and Still		and
	Past Due	Accruing	Nonaccrual	Nonaccrual	Current	Total

Commercial	$388	$-	$22	$410	$83,968	$84,378
Agricultural	601	-		601	125,206	125,807
Real estate – residential	-	-	226	226	15,641	15,867
Real estate – commercial	25	-	109	134	447,846	447,980
Real estate - construction & land	272	-	83	355	60,536	60,891
Equity Lines of Credit	111	-	432	543	34,202	34,745
Auto	1,911	-	668	2,579	85,328	87,907
Other	68	-	11	79	4,498	4,577
Total	$3,376	$-	$1,551	$4,927	$857,225	$862,152

				Total
December 31, 2021		90 Days		Past Due
	30-89 Days	and Still		and
	Past Due	Accruing	Nonaccrual	Nonaccrual	Current	Total

Commercial	$705	$-	$-	$705	$99,099	$99,804
Agricultural	345	-	-	345	126,111	126,456
Real estate – residential	150	-	93	243	15,594	15,837
Real estate - commercial	68	-	3,710	3,778	414,831	418,609
Real estate - construction & land	-	-	71	71	51,455	51,526
Equity Lines of Credit	450	-	444	894	31,899	32,793
Auto	1,679	-	521	2,200	86,846	89,046
Other	122	-	24	146	4,370	4,516
Total	$3,519	$-	$4,863	$8,382	$830,205	$838,587

The following tables show information related to impaired loans at June 30, 2022, in thousands:

		Unpaid		Average	Interest
	Recorded	Principal	Related	Recorded	Income
As of June 30, 2022:	Investment	Balance	Allowance	Investment	Recognized

With no related allowance recorded:
Commercial	$-	$-	$-	$-	$-
Agricultural	235	235	-	236	9
Real estate – residential	521	545	-	512	14
Real estate – commercial	97	108	-	97	-
Real estate – construction & land	98	98	-	100	3
Equity Lines of Credit	254	302	-	259	-
Auto	-	-	-	-	-
Other	-	-	-	-	-
With an allowance recorded:
Commercial	$19	$19	$16	$3	$-
Agricultural	-	-	-	-	-
Real estate – residential	170	170	22	171	4
Real estate – commercial	-	-	-	-	-
Real estate – construction & land	-	-	-	-	-
Equity Lines of Credit	-	-	-	-	-
Auto	-	-	-	-	-
Other	-	-	-	-	-
Total:
Commercial	$19	$19	$16	$3	$-
Agricultural	235	235	-	236	9
Real estate – residential	691	715	22	683	18
Real estate – commercial	97	108	-	97	0
Real estate – construction & land	98	98	-	100	3
Equity Lines of Credit	254	302	-	259	0
Auto	-	-	-	-	-
Other	-	-	-	-	-
Total	$1,394	$1,477	$38	$1,378	$30

The following tables show information related to impaired loans at December 31, 2021, in thousands:

		Unpaid		Average	Interest
	Recorded	Principal	Related	Recorded	Income
As of December 31, 2021:	Investment	Balance	Allowance	Investment	Recognized

With no related allowance recorded:
Commercial	$-	$-	$-	$-	$-
Agricultural	238	238	-	241	18
Real estate – residential	386	399	-	387	29
Real estate – commercial	3,697	3,834	-	2,188	-
Real estate – construction & land	-	-	-	-	-
Equity Lines of Credit	263	304	-	275	-
Auto	-	-	-	-	-
Other	-	-	-	-	-
With an allowance recorded:
Commercial	$-	$-	$-	$-	$-
Agricultural	-	-	-	-	-
Real estate – residential	171	171	23	173	7
Real estate – commercial	-	-	-	-	-
Real estate – construction & land	102	102	5	105	6
Equity Lines of Credit	-	-	-	-	-
Auto	-	-	-	-	-
Other	-	-	-	-	-
Total:
Commercial	$-	$-	$-	$-	$-
Agricultural	238	238	-	241	18
Real estate – residential	557	570	23	560	36
Real estate – commercial	3,697	3,834	-	2,188	-
Real estate – construction & land	102	102	5	105	6
Equity Lines of Credit	263	304	-	275	-
Auto	-	-	-	-	-
Other	-	-	-	-	-
Total	$4,857	$5,048	$28	$3,369	$60

5. COMMITMENTS AND CONTINGENCIES

The Company is party to claims and legal proceedings arising in the ordinary course of business. In the opinion of the Company’s management, the amount of ultimate liability with respect to such proceedings will not have a material adverse effect on the financial condition or result of operations of the Company taken as a whole.

In the normal course of business, there are various outstanding commitments to extend credit, which are not reflected in the financial statements, including loan commitments of $169.6 million and $162.5 million and stand-by letters of credit of $0 and $12 thousand at June 30, 2022 and December 31, 2021, respectively.

Of the loan commitments outstanding at June 30, 2022, $43.3 million are real estate construction loan commitments that are expected to fund within the next twelve months. The remaining commitments primarily relate to revolving lines of credit or other commercial loans, and many of these are expected to expire without being drawn upon. Therefore, the total commitments do not necessarily represent future cash requirements. Each loan commitment and the amount and type of collateral obtained, if any, are evaluated on an individual basis. Collateral held varies, but may include real property, bank deposits, debt or equity securities or business assets.

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

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
(In thousands, except per share data)	2022	2021	2022	2021
Net Income:
Net income	$5,680	$4,487	$11,397	$8,928
Earnings Per Share:
Basic earnings per share	$0.97	$0.86	$1.95	$1.72
Diluted earnings per share	$0.96	$0.85	$1.93	$1.69
Weighted Average Number of Shares Outstanding:
Basic shares	5,843	5,197	5,834	5,192
Diluted shares	5,909	5,280	5,913	5,272

Shares of common stock issuable under stock options for which the exercise prices were greater than the average market prices were not included in the computation of diluted earnings per share due to their antidilutive effect.  Stock options not included in the computation of diluted earnings per share, due to shares not being in-the-money and having an antidilutive effect, were approximately 0 and 5,000 for the three and six-month periods ended June 30, 2022 and 2021, respectively.

7. STOCK-BASED COMPENSATION

In May 2013, the Company established the 2013 Stock Option Plan. The 2013 Stock Option Plan requires that the option price may not be less than the fair market value of the stock at the date the option is granted, and that the stock must be paid in full at the time the option is exercised. Payment in full for the option price must be made in cash, with Company common stock previously acquired by the optionee and held by the optionee for a period of at least nine months or in options of the Optionee that are fully vested and exercisable or in any combination of the foregoing. The options expire on dates determined by the Board of Directors, but not later than ten years from the date of grant.  With the establishment of the Company’s 2022 Equity Incentive Plan, no further options may be issued under the 2013 Stock Option Plan, though options previously granted continue to be outstanding and governed by the plan.

In May 2022, the Company’s shareholders approved the 2022 Equity Incentive Plan (the “2022 Plan”), which provides for the grant of up to 576,550 shares of common stock, including 126,550 shares that remained available for grant under the 2013 Stock Option Plan when the 2022 Plan was adopted.  The 2022 Plan provides for the grant of incentive stock options, nonqualified stock options, stock appreciation rights, restricted stock, restricted stock units and other stock-based awards.   The frequency, amount and terms of stock-based awards may be determined by the Board of Directors or its compensation committee, consistent with the terms and purposes of the 2022 plan.

No options were granted during the six months ended June 30, 2022 and 2021.

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

A summary of the activity within the 2013 Plan follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term in Years	Intrinsic Value
Options outstanding at January 1, 2022	223,617	$19.71
Options cancelled	-	-
Options exercised	(29,700)	10.09
Options outstanding at June 30, 2022	193,917	$21.19	4.5	$1,425,290
Options exercisable at June 30, 2022	134,217	$20.98	4.1	$1,014,681
Expected to vest after June 30, 2022	52,375	$21.66	5.3	$360,437

As of June 30, 2022, there was $178,000 of total unrecognized compensation cost related to non-vested, share-based compensation. That cost is expected to be recognized over a weighted average period of 1.3 years.

The total fair value of options vested during the six months ended June 30, 2022 and 2021 was $101,000 and $107,000, respectively. The total intrinsic value of options at time of exercise was $819,000 and $298,000 for the six months ended June 30, 2022 and 2021, respectively.

Compensation cost related to stock options recognized in operating results under the stock option plan was $117,000 and $118,000 for the six months ended June 30, 2022 and 2021, respectively. The associated income tax benefit recognized was $8,000 for each of the six months ended June 30, 2022 and 2021. Compensation cost related to stock options recognized in operating results under the stock option plan was $59,000 and $58,000 for the three months ended June 30, 2022 and 2021, respectively. The associated income tax benefit recognized was $4,000 for each of the three months ended June 30, 2022 and 2021, respectively.

Cash received from option exercises under the plan for the six months ended June 30, 2022 and 2021 were $215,000 and $163,000, respectively. The tax benefit realized for the tax deductions from option exercise totaled $53,000 and $2,000 for the six months ended June 30, 2022 and 2021, respectively.

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

Interest expense and penalties associated with unrecognized tax benefits, if any, are classified as income tax expense in the consolidated statements of income. There have been no significant changes to unrecognized tax benefits or accrued interest and penalties for the six months ended June 30, 2022.

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

Fair Value of Financial Instruments

The carrying amounts and estimated fair values of financial instruments, at June 30, 2022 follows, in thousands:

		Fair Value Measurements at June 30, 2022, Using:
	Carrying Value	Level 1	Level 2	Level 3	Total Fair Value
Financial assets:
Cash and cash equivalents	$317,657	$317,657	$-	$-	$317,657
Investment securities	365,189	-	365,189	-	365,189
Interest rate swaps	1,623	-	1,623	-	1,623
Loan, held for sale	4,646	-	4,788	-	4,788
Loans, net	853,427	-	-	821,464	821,464
FHLB stock	4,964	-	-	-	N/A
FRB Stock	1,361	-	-	-	N/A
Accrued interest receivable	6,099	13	1,569	4,517	6,099
Financial liabilities:
Deposits	1,472,602	1,412,065	60,849	-	1,472,914
Repurchase agreements	10,418	-	10,418	-	10,418
Junior subordinated deferrable interest debentures	10,310	-	-	8,506	8,506
Accrued interest payable	75	8	51	16	75

The carrying amounts and estimated fair values of financial instruments, at December 31, 2021 follows, in thousands:

		Fair Value Measurements at December 31, 2021 Using:
	Carrying Value	Level 1	Level 2	Level 3	Total Fair Value
Financial assets:
Cash and cash equivalents	$380,584	$380,584			$380,584
Investment securities	305,914		305,914		305,914
Interest rate swaps	607		607		607
Loans held for sale	31,277		33,284		33,284
Loans, net	829,385			844,764	844,764
FHLB stock	4,450				N/A
FRB Stock	1,358				N/A
Accrued interest receivable	5,800	3	1,082	4,715	5,800
Financial liabilities:
Deposits	1,438,999	1,374,637	65,398		1,440,035
Repurchase agreements	17,283		17,283		17,283
Junior subordinated deferrable interest debentures	10,310			7,342	7,342
Accrued interest payable	78	9	56	13	78

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

The following tables present information about the Company’s assets and liabilities measured at fair value on a recurring and non-recurring basis as of June 30, 2022 and December 31, 2021, and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value:

Assets and liabilities measured at fair value on a recurring basis at June 30, 2022 are summarized below, in thousands:

		Fair Value Measurements at
		June 30, 2022 Using
		Quoted
		Prices in
		Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
		Assets	Inputs	Inputs
	Total Fair Value	(Level 1)	(Level 2)	(Level 3)
Assets:
U.S. Treasury securities	$9,910		$9,910
U.S. Government-sponsored agencies collateralized by mortgage obligations- residential	183,858	-	183,858	-
U.S. Government-agencies collateralized by mortgage obligations-commercial	69,337	-	69,337	-
Obligations of states and political subdivisions	102,084	-	102,084	-
Interest rate swaps	1,623	-	1,623	-
	$366,812	$-	$366,812	$-

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

Assets and liabilities measured at fair value on a non-recurring basis at June 30, 2022 are summarized below, in thousands:

Fair Value Measurements at
June 30, 2022 Using
Quoted
		Prices in			Total
		Active	Significant		Losses
		Markets for	Other	Significant	Six Months
		Identical	Observable	Unobservable	Ended
		Assets	Inputs	Inputs	June 30,
	Total Fair Value	(Level 1)	(Level 2)	(Level 3)	2022
Assets:
Other real estate:
Real estate – commercial	$369	$-	$-	$369	$-

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

Appraisals for other real estate are performed by certified general appraisers (for commercial properties) or certified residential appraisers (for residential properties) whose qualifications and licenses have been reviewed and verified by the Company. Once received, a member of the Loan Administration Department reviews the assumptions and approaches utilized in the appraisal as well as the overall resulting fair value in comparison with independent data sources such as recent market data or industry-wide statistics. On a quarterly basis, the Company compares the actual selling price of similar collateral that has been liquidated to the most recent appraised value for unsold properties to determine what additional adjustment, if any, should be made to the appraisal value to arrive at fair value. Adjustments are routinely made in the appraisal process by the independent appraisers to adjust for differences between the comparable sales and income data available.

The following table presents quantitative information about Level 3 fair value measurements for financial instruments measured at fair value on a non-recurring basis at June 30, 2022 and December 31, 2021 (dollars in thousands):

					Range		Range
	Fair Value	Fair Value	Valuation		(Weighted Average)		(Weighted Average)
Description	6/30/2022	12/31/2021	Technique	Significant Unobservable Input	6/30/2022		12/31/2021

Other Real Estate:

RE – Commercial	$369	$487	Third Party appraisals	Management Adjustments to Reflect Current Conditions and Selling Costs	2% - 17%	(10.0)%	17% - 51%	(37.0)%

10. BUSINESS COMBINATIONS - ACQUISITION OF FEATHER RIVER BANCORP, INC.

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

As a result of the Acquisition, we recorded $5.5 million in goodwill, which represents the excess of the total purchase price paid over the fair value of the assets acquired, net of the fair values of liabilities assumed. Goodwill mainly reflects expected value created through the combined operations of Plumas Bank and Bank of Feather River. Goodwill arising from the acquisition consists largely of the synergies and economies of scale expected from combining the operations into Plumas Bank.  None of the goodwill recognized is expected to be deductible for income tax purposes

PART I – FINANCIAL INFORMATION

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

INTRODUCTION

The following discussion and analysis sets forth certain statistical information relating to the Company as of June 30, 2022 and December 31, 2021 and for the three and six-month periods ended June 30, 2022 and 2021. This discussion should be read in conjunction with the condensed consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q and the consolidated financial statements and notes thereto included in Plumas Bancorp’s Annual Report filed on Form 10-K for the year ended December 31, 2021.

Plumas Bancorp trades on The NASDAQ Capital Market under the ticker symbol “PLBC”.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

There have been no changes to the Company’s critical accounting policies from those disclosed in the Company’s 2021 Annual Report to Shareholders on Form 10-K.

U.S. Small Business Administration Paycheck Protection Program

The Coronavirus Aid, Relief and Economic Security Act (CARES Act) provided for the Paycheck Protection Program (PPP) and additional legislation extended this program into 2021; we have actively participated in the PPP program.  The remaining principal balance of PPP loans at June 30, 2022 was $8 million.

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

RESULTS OF OPERATIONS FOR THE six MONTHS ENDED June 30, 2022

Net Income. The Company recorded net income of $11.4 million for the six months ended June 30, 2022 up $2.5 million from net income of $8.9 million for the six months ended June 30, 2021.  Increases of $5.0 million in net interest income and $2.1 million in non-interest income were partially offset by  increases of $4.1 million in non-interest expense, $490 thousand in the provision for income taxes and $75 thousand in the provision for loan losses.  The annualized return on average assets was 1.41% for the six months ended June 30, 2022  down from 1.50% for the six months ended June 30, 2021. The annualized return on average equity increased from 17.4% during the first half of  2021 to 18.3% during the current period.

The following is a detailed discussion of each component of the change in net income.

Net interest income before provision for loan losses.   Driven by the acquisition of BFR, organic growth and an increase in market interest rates including a 150 basis point increase in the prime rate, net interest income increased by 5.0 million from $20.4 million during the six months ended June 30, 2021 to $25.4 million for the six months ended June 30, 2022.

The increase in net interest income includes an increase of $5.1 million in interest income partially offset by an increase of $83 thousand in interest expense. Interest and fees on loans increased by $2.6 million related to an increase in average loan balances primarily related to the acquisition of BFR. The effect of the increase in average balance was partially offset by a decline in yield which included a reduction in PPP fees.  During the current period we recorded amortization of loan fees, net of loan costs, on PPP loans totaling $1.0 million, a decrease of $1.5 million from $2.5 million during the six months ended June 30, 2021.  PPP fees included in income include both the normal amortization of fees on loans in our PPP portfolio and the effect of PPP loan forgiveness.

Average loan balances increased by $114 million, while the average yield on loans decreased by 9 basis points from 5.21% during the first half of 2021 to 5.12% during the current period. The reduction in loan yield includes the effect of the decline in PPP fee income as described above.  Interest and fees on loans held for sale increased by $286 thousand related to an increase in average balance of  $10.6 million from $5.0 million for the six months ended June 30, 2021 to $15.6 million for the six months ended June 30, 2022.

Interest on investment securities, including both taxable and non-taxable securities, increased by $1.5 million, related to an increase in average total investment securities of $117 million from $207 million during the six months ended June 30, 2021 to $324 million during the current period and an increase in yield on investments from  1.9% during the six months ended June 30, 2021 to 2.16% during the six months ended June 30, 2022. Interest on interest-bearing deposits, which mostly relates to cash held at the Federal Reserve Bank of San Francisco (FRBSF),  increased by $725 thousand related to both an increase in the rate paid on these balances and an increase in average balance.  The rate paid on interest-bearing deposits balances increased from 0.11% during the first half of 2021 to 0.50% during the current period mostly related to an increase in the average rate paid on balances held at the FRBSF from 0.10% during the first six months of 2021 to 0.52% during the current period. Average interest-bearing deposit balances increased by $135 million to $333.6 million during the current period.

Net interest margin for the six months ended June 30, 2022 decreased 23 basis points to 3.39%, down from 3.62% for the same period in 2021.

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

	For the Six Months Ended			For the Six Months Ended
	June 30, 2022			June 30, 2021
	Average			Average
	Balance	Interest	Yield/	Balance	Interest	Yield/
	(in thousands)	(in thousands)	Rate	(in thousands)	(in thousands)	Rate
Interest-earning assets:
Loans (2) (3)	$838,866	$21,302	5.12%	$725,207	$18,724	5.21%
Loans held for sale	15,624	429	5.54%	5,010	143	5.76%
Taxable investment securities	226,609	2,314	2.06%	141,485	1,207	1.72%
Non-taxable investment securities (1)	97,703	1,159	2.39%	65,512	739	2.27%
Interest-bearing deposits	333,615	829	0.50%	198,622	104	0.11%
Total interest-earning assets	1,512,417	26,033	3.47%	1,135,836	20,917	3.71%
Cash and due from banks	51,663			28,505
Other assets	64,634			37,129
Total assets	$1,628,714			$1,201,470

Interest-bearing liabilities:
Money market deposits	$258,833	$122	0.10%	$192,842	$128	0.13%
Savings deposits	390,812	167	0.09%	268,992	136	0.10%
Time deposits	63,045	88	0.28%	40,951	74	0.36%
Total deposits	712,690	377	0.11%	502,785	338	0.14%
Junior subordinated debentures	10,310	179	3.50%	10,310	165	3.23%
Repurchase agreements & other	11,987	34	0.57%	15,212	4	0.05%
Total interest-bearing liabilities	734,987	590	0.16%	528,307	507	0.19%
Non-interest-bearing deposits	755,979			561,368
Other liabilities	11,919			8,617
Shareholders' equity	125,829			103,178
Total liabilities & equity	$1,628,714			$1,201,470
Cost of funding interest-earning assets (4)			0.08%			0.09%
Net interest income and margin (5)		$25,443	3.39%		$20,410	3.62%

(1)	Not computed on a tax-equivalent basis.
(2)	Average nonaccrual loan balances of $4.2 million for 2022 and $3.1 million for 2021 are included in average loan balances for computational purposes.
(3)	Net fees included in loan interest income for the six-month period ended June 30, 2022 and 2021 were $511 thousand and $2.2 million, respectively.
(4)	Total annualized interest expense divided by the average balance of total earning assets.
(5)	Annualized net interest income divided by the average balance of total earning assets.

The following table sets forth changes in interest income and interest expense for the six-month periods indicated and the amount of change attributable to variances in volume, rates and the combination of volume and rates based on the relative changes of volume and rates:

	2022 over 2021 change in net interest income
	for the six months ended June 30,
	(in thousands)
	Volume (1)	Rate (2)	Mix (3)	Total

Interest-earning assets:
Loans	$2,935	$(309)	$(48)	$2,578
Loans held for sale	303	(5)	(12)	286
Taxable investment securities	726	238	143	1,107
Non-taxable investment securities	363	38	19	420
Interest-bearing deposits	70	390	265	725
Total interest income	4,397	352	367	5,116
Interest-bearing liabilities:
Money market deposits	44	(37)	(13)	(6)
Savings deposits	61	(21)	(9)	31
Time deposits	40	(17)	(9)	14
Junior subordinated debentures	-	14	-	14
Repurchase agreements & other	(1)	39	(8)	30
Total interest expense	144	(22)	(39)	83
Net interest income	$4,253	$374	$406	$5,033

(1)	The volume change in net interest income represents the change in average balance divided by the previous year’s rate.
(2)	The rate change in net interest income represents the change in rate divided by the previous year’s average balance.
(3)	The mix change in net interest income represents the change in average balance multiplied by the change in rate.

Provision for loan losses. During the six months ended June 30, 2022 and 2021 we recorded a provision for loan losses of $700 thousand and $625 thousand, respectively. See “Analysis of Asset Quality and Allowance for Loan Losses” for a discussion of loan quality trends and the provision for loan losses.

Non-interest income. During the six months ended June 30, 2022, non-interest income totaled $6.3 million, an increase of $2.1 million from $4.2 million during the six months ended June 30, 2021. The largest component of this increase was an increase in gain on sale of loans of $1.7 million. During the six months ended June 30, 2022 we sold $38.2 million in guaranteed portions of SBA loans.  This compares to sales of $7.4 million during the six months ended June 30, 2021.  We did not sell SBA loans during the second and third quarters of 2021.  Loans held for sale at December 31, 2021 and June 30, 2022 were $31.3 million and $4.6 million, respectively. During the six months ended June 30, 2022 and 2021, $14.2 million and $14.9 million in guaranteed portions of SBA loans were originated for sale.

Other non-interest income increased by $179 thousand, the largest component of which was $90 thousand in insurance proceeds related to fire damage at our Greenville, California branch. This branch was heavily damaged in the wildfires that swept through Northern California during the summer of 2021.

The following table describes the components of non-interest income for the six-month periods ended June 30, 2022 and 2021, dollars in thousands:

	For the Six Months Ended
	June 30,
	2022	2021	Dollar Change	Percentage Change
Gain on sale of loans, net	2,335	591	1,744	295.1%
Interchange income	1,615	1,528	87	5.7%
Service charges on deposit accounts	1,170	1,107	63	5.7%
Loan servicing fees	422	423	(1)	(0.2)%
Earnings on life insurance policies	187	175	12	6.9%
Other	585	406	179	44.1%
Total non-interest income	$6,314	$4,230	$2,084	49.3%

Non-interest expense.  During the six months ended June 30, 2022 non-interest expense increased by $4.1 million.  The largest components of this increase were $2.6 million in salary and benefit expense, $454 thousand in occupancy and equipment costs, $313 thousand in outside service fees and $210 thousand in deposit insurance expense.  During the six months ended June 30, 2021 the Company qualified for the Employee Retention Credit (ERC). The ERC was made available under the Coronavirus Aid, Relief, and Economic Security Act and modified and extended under the Taxpayer Certainty and Disaster Tax Relief Act of 2020.  We recorded an ERC of $1.1 million during the second quarter of 2021 as a reduction of salary and benefit expense. The other two largest increases in salary and benefit expense were $1.2 million in salary expense and $356 thousand in bonus expense. The increase in salary expense includes the effect of the acquisition of Bank of Feather River as well as other additions to personnel and merit and promotional increases. Full time equivalent employees increased by 22 to 172 at June 30, 2022. The increase in bonus expense is consistent with the increase in income during the comparable quarters.

The increase in occupancy and equipment expense includes $313 thousand related to our Yuba City branch.  Non-interest expense at this branch totaled $909 thousand and $478 thousand during the six months ended June 30, 2022 and 2021, respectively.   The largest components of the increase in outside service fees were $103 thousand in debit card and ATM processing costs, $89 thousand in human resources administration and payroll processing and $51 thousand in online banking expense

The only decline in non-interest expense was $177 thousand in professional fees which were abnormally high in 2021 related to non-recurring merger costs.

The following table describes the components of non-interest expense for the six-month periods ended June 30, 2022 and 2021, dollars in thousands:

	For the Six Months Ended
	June 30,
	2022	2021	Dollar Change	Percentage Change
Salaries and employee benefits	$8,320	$5,755	$2,565	44.6%
Occupancy and equipment	2,248	1,794	454	25.3%
Outside service fees	1,930	1,617	313	19.4%
Professional fees	616	793	(177)	(22.3)%
Telephone and data communication	382	330	52	15.8%
Deposit insurance	372	162	210	129.6%
Armored car and courier	315	225	90	40.0%
Advertising and shareholder relations	302	171	131	76.6%
Director compensation and expense	275	197	78	39.6%
Business development	242	127	115	90.6%
Amortization of Core Deposit Intangible	144	84	60	71.4%
Loan collection expenses	143	94	49	52.1%
Other	418	275	143	52.0%
Total non-interest expense	$15,707	$11,624	$4,083	35.1%

Provision for income taxes. The Company recorded an income tax provision of $4.0 million, or 25.8% of pre-tax income for the six months ended June 30, 2022. This compares to an income tax provision of $3.5 million, or 27.9% of pre-tax income for the six months ended June 30, 2021. The percentages for 2022 and 2021 differ from statutory rates as tax exempt items of income such as earnings on Bank owned life insurance and municipal loan and securities interest decrease taxable income and during 2021 nondeductible merger expenses which increase taxable income.

RESULTS OF OPERATIONS FOR THE three MONTHS ENDED June 30, 2022

Net Income. The Company recorded net income of $5.7 million for the three months ended June 30, 2022 up $1.2 million from net income of $4.5 million for the three months ended June 30, 2021.  Increases of $3.5 million in net interest income and $784 thousand in non-interest income were partially offset by  increases of $2.7 million in non-interest expense, $237 thousand in the provision for income taxes and $150 thousand in the provision for loan losses.  The annualized return on average assets was 1.40% for the three months ended June 30, 2022  down from 1.45% for the three months ended June 30, 2021. The annualized return on average equity increased from 17.2% during the second quarter of  2021 to 19.0% during the current quarter.

The following is a detailed discussion of each component of the change in net income.

Net interest income before provision for loan losses.   Driven by the acquisition of BFR, organic growth and an increase in market rates, net interest income increased by $3.5 million from $9.9 million during the three months ended June 30, 2021 to $13.4 million for the three months ended June 30, 2022.

The increase in net interest income includes an increase of $3.5 million in interest income slightly offset by an increase of $37 thousand in interest expense. Interest and fees on loans increased by $2.0 million as a decline of $447 thousand in fees net of costs on PPP loans was offset by growth in the loan portfolio and an increase in yield on the portfolio.  During the current quarter we recorded amortization of loan fees net of loan costs on PPP loans totaling $389 thousand. This compares to $836 thousand during the second quarter of 2021.  This includes normal amortization on our PPP portfolio and the effect of PPP loan forgiveness.

Average loan balances increased by $112 million, while the average yield on these loans increased by 31 basis points from 4.90% during the second quarter of 2021 to 5.21% during the current quarter. The increase in loan yield includes the effect of an increase in market rates during 2022 including an increase in the rate earned on loans tied to the prime interest rate partially offset by a decline in PPP fee income as described above. The average prime interest rate increased from 3.25% during the second quarter of 2021 to 3.94% during the current quarter.

Interest and fees on loans held for sale increased by $9 thousand related to an increase in average balance of  $0.6 million from $8.0 million for the three months ended June 30, 2021 to $8.6 million for the three months ended June 30, 2022.

Interest on investment securities increased by $896 thousand from the second quarter of 2021, related to an increase in average total investment securities of $112 million to $337 million and an increase in yield on the investment portfolio from 1.86% during the second quarter of 2021 to 2.31% during the current quarter. Interest on cash balances increased by $609 thousand related to both an increase in the rate paid on these balances and an increase in average cash balances.  The rate paid on cash balances increased from 0.10% during the second quarter of 2021 to 0.84% during the current quarter mostly related to an increase in the rate paid on balances held at the Federal Reserve Bank.  The average rate paid on Federal Reserve balances was 0.11% during the second quarter of 2021 and 0.84% during the current quarter.

Net interest margin for the three months ended June 30, 2022 increased 18 basis points to 3.58%, up from 3.40% for the same period in 2021.

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

	For the Three Months Ended			For the Three Months Ended
	June 30, 2022			June 30, 2021
	Average			Average
	Balance	Interest	Yield/	Balance	Interest	Yield/
	(in thousands)	(in thousands)	Rate	(in thousands)	(in thousands)	Rate
Interest-earning assets:
Loans (2) (3)	$846,358	$10,992	5.21%	$734,662	$8,972	4.90%
Loans held for sale	8,600	123	5.74%	7,964	114	5.74%
Taxable investment securities	238,477	1,315	2.21%	154,664	650	1.69%
Non-taxable investment securities (1)	98,552	626	2.55%	70,586	395	2.24%
Interest-bearing deposits	314,289	661	0.84%	202,365	52	0.10%
Total interest-earning assets	1,506,276	13,717	3.65%	1,170,241	10,183	3.49%
Cash and due from banks	48,852			29,517
Other assets	68,522			37,658
Total assets	$1,623,650			$1,237,416

Interest-bearing liabilities:
Money market deposits	$255,088	$56	0.09%	$197,020	$59	0.12%
Savings deposits	396,868	85	0.09%	281,828	70	0.10%
Time deposits	61,955	42	0.27%	41,308	36	0.35%
Total deposits	713,911	183	0.10%	520,156	165	0.13%
Junior subordinated debentures	10,310	90	3.50%	10,310	86	3.35%
Repurchase agreements & other	10,135	16	0.63%	12,576	1	0.03%
Total interest-bearing liabilities	734,356	289	0.16%	543,042	252	0.19%
Non-interest-bearing deposits	757,655			581,263
Other liabilities	11,935			8,669
Shareholders' equity	119,704			104,442
Total liabilities & equity	$1,623,650			$1,237,416
Cost of funding interest-earning assets (4)			0.08%			0.09%
Net interest income and margin (5)		$13,428	3.57%		$9,931	3.40%

(1)	Not computed on a tax-equivalent basis.
(2)	Average nonaccrual loan balances of $3.4 million for 2022 and $3.9 million for 2021 are included in average loan balances for computational purposes.
(3)	Net fees included in loan interest income for the three-month period ended June 30, 2022 and 2021 were $200 thousand and $728 thousand, respectively.
(4)	Total annualized interest expense divided by the average balance of total earning assets.
(5)	Annualized net interest income divided by the average balance of total earning assets.

The following table sets forth changes in interest income and interest expense for the three-month periods indicated and the amount of change attributable to variances in volume, rates and the combination of volume and rates based on the relative changes of volume and rates:

	2022 over 2021 change in net interest income
	for the three months ended June 30,
	(in thousands)
	Volume (1)	Rate (2)	Mix (3)	Total

Interest-earning assets:
Loans	$1,364	$569	$87	$2,020
Loans held for sale	9		0	9
Taxable investment securities	352	203	110	665
Non-taxable investment securities	157	53	21	231
Interest-bearing deposits	29	374	206	609
Total interest income	1,911	1,199	424	3,534
Interest-bearing liabilities:
Money market deposits	17	(16)	(4)	(3)
Savings deposits	29	(10)	(4)	15
Time deposits	18	(8)	(4)	6
Junior subordinated debentures	-	4	-	4
Repurchase agreements & other	-	19	(4)	15
Total interest expense	64	(11)	(16)	37
Net interest income	$1,847	$1,210	$440	$3,497

(1)	The volume change in net interest income represents the change in average balance divided by the previous year’s rate.
(2)	The rate change in net interest income represents the change in rate divided by the previous year’s average balance.
(3)	The mix change in net interest income represents the change in average balance multiplied by the change in rate.

Provision for loan losses. During the three months ended June 30, 2022 and 2021 we recorded a provision for loan losses of $400 thousand and $250 thousand, respectively. See “Analysis of Asset Quality and Allowance for Loan Losses” for a discussion of loan quality trends and the provision for loan losses.

Non-interest income. Non-interest income increased by $784 thousand to $2.7 million during the current quarter from $1.9 million during the three months ended June 30, 2021. The largest component of this increase was an increase in gain on sale of SBA loans of $634 thousand. We did not sell SBA loans during the second and third quarters of 2021 resulting in an inventory of loans held for sale of $31.3 million at December 31, 2021.  During the current quarter we sold $14.1 million in guaranteed portions of SBA loans and ended the quarter with loans held for sale totaling $4.6 million.

The following table describes the components of non-interest income for the three-month periods ended June 30, 2022 and 2021, dollars in thousands:

	For the Three Months Ended
	June 30,
	2022	2021	Dollar Change	Percentage Change
Interchange income	$853	$813	$40	4.9%
Gain on sale of loans, net	634	-	634	100.0%
Service charges on deposit accounts	604	567	37	6.5%
Loan servicing fees	212	196	16	8.2%
Earnings on life insurance policies	93	84	9	10.7%
Other	268	220	48	21.8%
Total non-interest income	$2,664	$1,880	$784	41.7%

Non-interest expense.  During the three months ended June 30, 2022, total non-interest expense increased by $2.7 million from $5.3 million during the second quarter of 2021 to $8.0 million during the current quarter. The largest component of this increase was an increase in salary and benefit expense of $2.0 million. Occupancy and equipment costs increased by $207 thousand of which $163 thousand relates to the Yuba City branch.

The largest increases in salary and benefit expense were $1.1 million related to the ERC, $625 thousand in salary expense and $266 thousand in bonus expense. The increase in salary expense includes the effect of the acquisition of Bank of Feather River as well as other additions to personnel and merit and promotional increases. Full time equivalent employees increased by 22 to 172 at June 30, 2022. The increase in bonus expense is consistent with the increase in income during the comparable quarters.

The following table describes the components of non-interest expense for the three-month periods ended June 30, 2022 and 2021, dollars in thousands:

	For the Three Months Ended
	June 30,
	2022	2021	Dollar Change	Percentage Change
Salaries and employee benefits	$4,238	$2,231	$2,007	90.0%
Occupancy and equipment	1,111	904	207	22.9%
Outside service fees	1,022	875	147	16.8%
Professional fees	337	451	(114)	(25.3)%
Telephone and data communication	191	175	16	9.1%
Advertising and shareholder relations	190	103	87	84.5%
Deposit insurance	175	88	87	98.9%
Armored car and courier	167	117	50	42.7%
Director compensation and expense	134	106	28	26.4%
Business development	127	61	66	108.2%
Loan collection expenses	75	45	30	66.7%
Amortization of Core Deposit Intangible	72	42	30	71.4%
Other	194	134	60	44.8%
Total non-interest expense	$8,033	$5,332	$2,701	50.7%

Provision for income taxes. The Company recorded an income tax provision of $2.0 million, or 25.7% of pre-tax income for the three months ended June 30, 2022. This compares to an income tax provision of $1.7 million, or 27.9% of pre-tax income for the three months ended June 30, 2021. The percentages for 2022 and 2021 differ from statutory rates as tax exempt items of income such as earnings on Bank owned life insurance and municipal loan and securities interest decrease taxable income and during 2021 nondeductible merger expenses which increase taxable income.

FINANCIAL CONDITION

Total assets at June 30, 2022 were $1.6 billion, an increase of $7 million from December 31, 2021. Net loans increased by $24.0 million from $829.4 million at December 31, 2021 to $853.4 million at June 30, 2022. Loans held for sale decreased by $26.7 million from $31.3 million at December 31, 2021 to $4.6 million at June 30, 2022. Investment securities increased by $59.3 million from $305.9 million at December 31, 2021 to $365.2 million at June 30, 2022. Cash and cash equivalents totaled $317.7 million at June 30, 2022 down $62.9 million from $380.6 million at December 31, 2021.

Deposits totaled $1.5 billion at June 30, 2022, an increase of $33.6 million from December 31, 2021. Mostly related to a $27.8 million decrease in other comprehensive income, shareholders’ equity decreased by $17.9 million from $134.1 million at December 31, 2021 to $116.2 million at June 30, 2022.

Loan Portfolio. Gross loans totaled $862.2 million, an increase of $23.6 million from December 31, 2021. PPP loans declined by $26.6 million from $34.6 million at December 31, 2021 to $8.0 million at June 30, 2022.  Unearned fees, net of costs, on PPP loans declined by $993 thousand from $1.3 million at December 31, 2021 to $279 thousand at June 30, 2022 .

The  largest areas of growth in the Company’s loan portfolio were $29.4 million in commercial real estate loans and $9.4 million in construction loans.  The largest declines in loan balances was $15.4 million in commercial loans, resulting from the $26.6 decline in  PPP loans discussed above. Although the Company offers a broad array of financing options, it continues to concentrate its focus on small to medium sized commercial businesses. These loans offer diversification as to industries and types of businesses, thus limiting material exposure in any industry concentrations. The Company offers both fixed and floating rate loans and obtains collateral in the form of real property, business assets and deposit accounts, but looks to business and personal cash flows as its primary source of repayment.

As shown in the following table the Company's largest lending categories are commercial real estate loans, agricultural loans, commercial loans and auto loans.

		Percent of		Percent of
		Loans in Each		Loans in Each
	Balance at End	Category to	Balance at End	Category to
(dollars in thousands)	of Period	Total Loans	of Period	Total Loans
	06/30/2022	06/30/2022	12/31/2021	12/31/2021
Commercial	$84,378	9.8%	$99,804	11.9%
Agricultural	125,807	14.6%	126,456	15.1%
Real estate – residential	15,867	1.8%	15,837	1.9%
Real estate – commercial	447,980	52.0%	418,609	49.9%
Real estate – construction & land	60,891	7.1%	51,526	6.1%
Equity Lines of Credit	34,745	4.0%	32,793	3.9%
Auto	87,907	10.2%	89,046	10.6%
Other	4,577	0.5%	4,516	0.6%
Total Gross Loans	$862,152	100%	$838,587	100%

The Company’s real estate related loans, including real estate mortgage loans, real estate construction and land development loans, consumer equity lines of credit, and agricultural loans secured by real estate, comprised 75% of the total loan portfolio at June 30, 2022. Moreover, the business activities of the Company currently are focused in the California counties of Plumas, Nevada, Placer, Lassen, Modoc, Shasta, Sierra, and Sutter and in Washoe and Carson City Counties in Northern Nevada. Consequently, the results of operations and financial condition of the Company are dependent upon the general trends in these economies and, in particular, the commercial real estate markets. In addition, the concentration of the Company's operations in these areas of Northeastern California and Northwestern Nevada exposes it to greater risk than other banking companies with a wider geographic base in the event of catastrophes, such as earthquakes, fires and floods in these regions.

The rates of interest charged on variable rate loans are set at specific increments in relation to the Company's lending rate or other indexes such as the published prime interest rate or U.S. Treasury rates and vary with changes in these indexes. The frequency in which variable rate loans reprice can vary from one day to several years. At June 30, 2022 and December 31, 2021, approximately 78% and 76%, respectively of the Company's loan portfolio was comprised of variable rate loans. Loans indexed to the prime interest rate were approximately 23% of the Company’s loan portfolio; these loans reprice within one day to three months of a change in the prime rate. At June 30, 2022 and December 31, 2021, 53% and 55%, respectively of the variable loans were at their respective floor rate. While real estate mortgage, agricultural, commercial and consumer lending remain the foundation of the Company's historical loan mix, some changes in the mix have occurred due to the changing economic environment and the resulting change in demand for certain loan types.

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

	For the Six Months Ended		For the Year Ended
(dollars in thousands)	June 30,		December 31,
	2022	2021	2021	2020	2019
Balance at beginning of period	$10,352	$9,902	$9,902	$7,243	$6,958
Charge-offs:
Commercial	19	161	188	131	587
Agricultural	-	-	-	-	-
Real estate – residential	-	-	-	-	-
Real estate – commercial	-	-	-	-	-
Real estate – construction & land	-	-	-	-	-
Equity Lines of Credit	-	-	-	-	6
Auto	419	346	703	574	867
Other	31	37	47	82	61
Total charge-offs	469	544	938	787	1,521
Recoveries:
Commercial	17	47	72	34	26
Agricultural	-	-	-	-	-
Real estate – residential	2	1	3	15	3
Real estate – commercial	-	4	8	8	4
Real estate – construction & land	-	-	-	-	-
Equity Lines of Credit	-	2	4	4	5
Auto	311	77	136	200	258
Other	6	14	40	10	10
Total recoveries	336	145	263	271	306
Net charge-offs	133	399	675	516	1,215
Provision for loan losses	700	625	1,125	3,175	1,500
Balance at end of period	$10,919	$10,128	$10,352	$9,902	$7,243
Net charge-offs during the period to average loans (annualized for the six-month periods)	0.03%	0.11%	0.09%	0.07%	0.21%
Allowance for loan losses to total loans	1.27%	1.40%	1.23%	1.40%	1.17%

During the six months ended June 30, 2022 and 2021 we recorded a provision for loan losses of $700 thousand and $625 thousand, respectively. Net charge-offs totaled $133 thousand during the six months ended June 30, 2022, a decrease of $266 thousand from $399 thousand during the six months ended June 30, 2021.

The following table provides a breakdown of the allowance for loan losses at June 30, 2022 and December 31, 2021:

		Percent of		Percent of
		Loans in Each		Loans in Each
	Balance at End	Category to	Balance at End	Category to
(dollars in thousands)	of Period	Total Loans	of Period	Total Loans
	6/30/2022	6/30/2022	12/31/2021	12/31/2021
Commercial	$902	9.8%	$1,074	11.9%
Agricultural	1,094	14.6%	791	15.1%
Real estate – residential	139	1.8%	168	1.9%
Real estate – commercial	4,395	52.0%	4,549	49.9%
Real estate – construction & land development	1,759	7.1%	1,325	6.1%
Equity Lines of Credit	593	4.0%	426	3.9%
Auto	1,900	10.2%	1,911	10.6%
Other	137	0.5%	108	0.6%
Total	$10,919	100%	$10,352	100%

The allowance for loan losses totaled $10.9 million at June 30, 2022  and $10.4 million at  December 31, 2021. At least quarterly, the Company evaluates each specific reserve and if it determines that the loss represented by the specific reserve is uncollectable it records a charge-off for the uncollectable portion. Specific reserves related to impaired loans totaled $38 thousand at June 30, 2022 and $28 thousand at December 31, 2021.  The allowance for loan losses as a percentage of total loans was 1.27% at June 30, 2022 and 1.23% at December 31, 2021.

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

Loans restructured (TDRs) not included in nonperforming loans in the following table totaled $0.9 million at June 30, 2022 and December 31, 2021, 2020 and 2019. For additional information related to restructured loans see Note 4 to the condensed consolidated financial statements contained within this Form 10-Q.

The following table sets forth the amount of the Company's nonperforming assets as of the dates indicated.

	At
	June 30,	At December 31,
	2022	2021	2020	2019
	(dollars in thousands)

Nonaccrual loans	$1,551	$4,863	$2,536	$2,050
Loans past due 90 days or more and still accruing	-	-	-	-
Total nonperforming loans	1,551	4,863	2,536	2,050
Other real estate owned	369	487	403	707
Other vehicles owned	40	47	31	56
Total nonperforming assets	$1,960	$5,397	$2,970	$2,813
Interest income forgone on nonaccrual loans	$151	$381	$119	$158
Interest income recorded on a cash basis on nonaccrual loans	$-	$-	$-	$-
Nonperforming loans to total loans	0.18%	0.58%	0.36%	0.33%
Nonperforming assets to total assets	0.12%	0.33%	0.27%	0.33%

Nonperforming loans at June 30, 2022 were $1.6 million, a decrease of $3.3 million  from $4.9 million at December 31, 2021.   Specific reserves on nonaccrual loans totaled $16 thousand at June 30, 2022 and $0 at December 31, 2021.  Performing loans past due thirty to eighty-nine days were $3.4 million at June 30, 2022 down slightly from $3.5 million at December 31, 2021. Of the loans past due thirty to eighty-nine days at June 30, 2022, $1.9 million were automobile loans.

A substandard loan is not adequately protected by the current sound worth and paying capacity of the borrower or the value of the collateral pledged, if any. Total substandard loans decreased by $2.6 million from $5.5 million at December 31, 2021 to $2.9 million at June 30, 2022. Loans classified as special mention increased by $4.2 million from $5.0 million at December 31, 2021 to $9.2 million at June 30, 2022.

At June 30, 2022 and December 31, 2021, the Company's recorded investment in impaired loans totaled $1.4 million and $4.9 million, respectively. The specific allowance for loan losses related to impaired loans totaled $38 thousand and  $28 thousand at June 30, 2022 and December 31, 2021.

It is the policy of management to make additions to the allowance for loan losses so that it remains appropriate to absorb the inherent risk of loss in the portfolio. Management believes that the allowance at June 30, 2022 is appropriate. However, the determination of the amount of the allowance is judgmental and subject to economic conditions which cannot be predicted with certainty. Accordingly, the Company cannot predict whether charge-offs of loans in excess of the allowance may occur in future periods.

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

As of  June 30, 2022 and December 31, 2021 the Company had $4.6 million and $31.3 million, respectively in SBA government guaranteed loans held for sale. Loans held for sale are recorded at the lower of cost or fair value and therefore may be reported at fair value on a non-recurring basis. The fair values for loans held for sale are based on either observable transactions of similar instruments or formally committed loan sale prices.

OREO represents real property acquired by the Bank either through foreclosure or through a deed in lieu thereof from the borrower. Repossessed assets include vehicles and other commercial assets acquired under agreements with delinquent borrowers. OREO holdings represented 2 properties totaling $369 thousand at  June 30, 2022 and 3 properties totaling $487 thousand at  December 31, 2021. Nonperforming assets as a percentage of total assets were 0.12% at June 30, 2022 and 0.33% at December 31, 2021.

The following table provides a summary of the change in the number and balance of OREO properties for the six months ended June 30, 2022 and 2021 (dollars in thousands):

	Six Months Ended June 30,
	#	2022	#	2021
Beginning Balance	3	$487	3	$403
Additions	-	-	1	177
Dispositions	1	(118)	1	(56)
Ending Balance	2	$369	3	$524

Investment Portfolio and Federal Funds Sold. Total investment securities were $365 million as of June 30, 2022 and $306 million as of December 31, 2021.  Net unrealized losses on available-for-sale investment securities totaling $38.8 million were recorded, net of $11.5 million in tax benefit, as accumulated other comprehensive loss within shareholders' equity at June 30, 2022.   Net unrealized gains on available-for-sale investment securities totaling $1.7 million were recorded, net of $493 thousand in tax expense, as accumulated other comprehensive income within shareholders' equity at December 31, 2021. No securities were sold during the six months ended June 30, 2022 and 2021. The change from an unrealized gain of $1.7 million  to an unrealized loss of $38.8 million is related to a significant increase in market rates. During the first quarter of 2022 the Federal Reserve began increasing the Federal Funds rate to combat inflationary pressures in the economy.  The Federal Funds rate has increased 150 basis points during the six months ended June 30, 2022 .

The investment portfolio at June 30, 2022 consisted of $9.9 million in U.S. Treasury securities, $183.9 million in securities of U.S. Government-sponsored agencies, $69.3 million in securities of U.S. Government-agencies and 215 municipal securities totaling $102.1 million. The investment portfolio at December 31, 2021 consisted of $151.0 million in securities of U.S. Government-sponsored agencies, $57.2 million in securities of U.S. Government-agencies and 188 municipal securities totaling $97.7 million.

There were no Federal funds sold at June 30, 2022 and December 31, 2021; however, the Bank maintained interest earning balances at the Federal Reserve Bank totaling $277 million at June 30, 2022 and $320 million at December 31, 2021. The balance, at June 30, 2022, earns interest at the rate of 1.65%.

The Company classifies its investment securities as available-for-sale or held-to-maturity. Currently all securities are classified as available-for-sale. Securities classified as available-for-sale may be sold to implement the Company's asset/liability management strategies and in response to changes in interest rates, prepayment rates and similar factors.

Deposits. Total deposits increased by $33.6 million from $1.4 billion at December  31, 2021 to $1.5 billion at June 30, 2022. The increase in deposits includes increases of $28.3 million in demand deposits and $24.0 million in savings accounts.  Money market accounts declined by $14.9 million and time deposits declined by $3.8 million.

The following table shows the distribution of deposits by type at June 30, 2022 and December 31, 2021.

		Percent of		Percent of
		Deposits in Each		Deposits in Each
	Balance at End	Category to	Balance at End	Category to
(dollars in thousands)	of Period	Total Deposits	of Period	Total Deposits
	06/30/2022	06/30/2022	12/31/2021	12/31/2021
Non-interest bearing	$764,907	52.0%	$736,582	51.2%
Money Market	246,067	16.7%	261,005	18.1%
Savings	401,091	27.2%	377,050	26.2%
Time	60,537	4.1%	64,362	4.5%
Total Deposits	$1,472,602	100%	$1,438,999	100%

Deposits represent the Bank's primary source of funds. Deposits are primarily core deposits in that they are demand, savings and time deposits generated from local businesses and individuals. These sources are considered to be relatively stable, long-term relationships thereby enhancing steady growth of the deposit base without major fluctuations in overall deposit balances. The Company experiences, to a small degree, some seasonality with the slower growth period between November through April, and the higher growth period from May through October. To assist in meeting any funding demands, the Company maintains a secured borrowing arrangement with the Federal Home Loan Bank of San Francisco (FHLB). There were no brokered deposits at June 30, 2022 or December 31, 2021.

Short-term Borrowing Arrangements. The Company is a member of the FHLB and can borrow up to $254 million from the FHLB secured by commercial and residential mortgage loans with carrying values totaling $519 million. The Company is required to hold FHLB stock as a condition of membership. At June 30, 2022  the Company held $5.0 million of FHLB stock which is recorded as a component of other assets. Based on this level of stock holdings the Company can borrow up to $183.8 million. To borrow the full $254 million in available credit the Company would need to purchase $1.9 million in additional FHLB stock. In addition to its FHLB borrowing line, the Company has unsecured short-term borrowing agreements with two of its correspondent banks in the amounts of $50 million and $20 million. There were no outstanding borrowings to the FHLB or the correspondent banks at June 30, 2022 and December 31, 2021.

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

On January 25, 2022 the Company replaced this facility with a $15 million Loan Agreement (the “Loan Agreement”) and Promissory Note (the “Term Note”). The Term Note matures on January 25, 2035 and can be prepaid at any time.  During the initial three years of the Loan Agreement the Term Note functions as an interest only revolving line of credit.  Beginning on year four the Term Note converts into a term loan requiring semi-annual principal and interest payments and no further advances can be made. The proceeds of this lending facility shall be used by the Company for general corporation purposes, and to provide capital injections into the Bank. The Term Note bears interest at a fixed rate of 3.85% for the first 5 years and then at a floating interest rate linked to WSJ Prime Rate for the remaining eight year term. The Loan Agreement provides for a $187,500 loan fee. The Note is secured by the common stock of the Bank. The Loan Agreement contains certain financial and non-financial covenants, which include, but are not limited to, a minimum leverage ratio at the Bank, a minimum total risk-based capital ratio at the Bank, a maximum Texas Ratio at the Bank, a minimum level of Tier 1 capital at the Bank  and a return on average assets needed to generate a 1.25X debt service coverage ratio. The Loan Agreement also contains customary events of default, including, but not limited to, failure to pay principal or interest, the commencement of certain bankruptcy proceedings, and certain adverse regulatory events affecting the Company or the Bank. Upon the occurrence of an event of default under the Loan Agreement, the Company’s obligations under the Loan Agreement may be accelerated. The Company was in compliance with all covenants related to the Term Note at June 30, 2022 and has not borrowed on the Term Note.

Repurchase Agreements. The Bank offers a repurchase agreement product for its larger customers which use securities sold under agreements to repurchase as an alternative to interest-bearing deposits. Securities sold under agreements to repurchase totaling $10.4 million and $17.3 million at June 30, 2022 and December 31, 2021, respectively are secured by U.S. Government agency securities with a carrying amount of $19.1 million and $23.0 million at June 30, 2022 and December 31, 2021, respectively. Interest paid on this product is similar to that which is paid on the Bank’s money market accounts; however, these are not deposits and are not FDIC insured.

Junior Subordinated Deferrable Interest Debentures. Plumas Statutory Trust I and II are business trust subsidiaries formed by the Company with capital at June 30, 2022 of $368,000 and $185,000, respectively, for the sole purpose of issuing trust preferred securities fully and unconditionally guaranteed by the Company.

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

Interest expense recognized by the Company for the six months ended June 30, 2022 and 2021 related to the subordinated debentures was $179 thousand and $165 thousand, respectively.

Interest Rate Swaps

From time to time, we may use interest rate swaps or other instruments to manage our interest rate exposure and reduce the impact of future interest rate changes.  These financial instruments are not used for trading or speculative purposes.  On May 26, 2020 we entered into two separate interest rate swap agreements, effectively converting the $10 million in Subordinated Debentures to fixed obligations.  The swaps have a 10 year maturity and fix the LIBOR rate on the Subordinated Debentures at approximately 75 basis points. These agreements have been designated and qualify as cash flow hedging instruments and, as such changes in the fair value are recorded in accumulated other comprehensive income/loss to the extent the agreements are effective hedges.  At June 30, 2022  and December 31, 2021 the carrying value of the swaps, which was included in other assets, was an unrealized gain of $1.6 million and $607 thousand, respectively.

Capital Resources

Shareholders’ equity decreased by $17.9 million from $134.1 million at December 31, 2021 to $116.2 million at June 30, 2022. The $17.9 million decrease was related to a reduction in accumulated other comprehensive income of $27.8 million and shareholder dividends of $1.9 million partially offset by earnings during the first six months of 2022 of $11.4 million and $0.4 million representing stock option activity.

It is the policy of the Company to periodically distribute excess retained earnings to the shareholders through the payment of cash dividends. Such dividends help promote shareholder value and capital adequacy by enhancing the marketability of the Company’s stock. All authority to provide a return to the shareholders in the form of a cash or stock dividend or split rests with the Board of Directors. The Board will periodically, but on no regular schedule, review the appropriateness of a cash dividend payment. Banking regulations limit the amount of dividends that may be paid without prior approval of regulatory agencies. The Company is subject to various restrictions on the payment of dividends.  Quarterly cash dividends of $0.16 were paid on May 16, 2022 and February 15, 2022 and quarterly cash dividends of  $0.14 per share were paid on November 15, 2021,  August 16, 2021,  May 17, 2021 and February 15, 2021.

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

In July, 2013, the federal bank regulatory agencies adopted rules implementing the Basel Committee on Banking Supervision’s capital guidelines for U.S. depository organizations, sometimes called “Basel III,” that increased the minimum regulatory capital requirements for bank holding companies and depository institutions and implemented strict eligibility criteria for regulatory capital instruments. The Basel III capital rules include a minimum common equity Tier 1 ratio of 4.5%, a Tier 1 capital ratio of 6.0%, a total risk-based capital ratio of 8.0%, and a minimum leverage ratio of 4.0% (calculated as Tier 1 capital to average consolidated assets). The minimum capital levels required to be considered “well capitalized” include a common equity Tier 1 ratio of 6.5%, a Tier 1 risk-based capital ratio of 8.0%, a total risk-based capital ratio of 10.0%  and a leverage ratio of 5.0%.  In addition, the Basel III capital rules require that banking organizations maintain a capital conservation buffer of 2.5% above the minimum capital requirements in order to avoid restrictions on their ability to pay dividends, repurchase stock or pay discretionary bonuses. Including the capital conservation buffer of 2.5%, the Basel III capital rules require the following minimum ratios for a bank holding company or bank to be considered well capitalized: a common equity Tier 1 capital ratio of 7.0%; a Tier 1 capital ratio of 8.5%, and a total capital ratio of 10.5%. At June 30, 2022 and  December 31, 2021, the Bank’s capital ratios exceeded the thresholds necessary to be considered “well capitalized” under the Basel III framework.

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

The following table sets forth the Bank's actual capital amounts and ratios (dollar amounts in thousands):

			Minimum Amount of Capital Required
					To be Well-Capitalized
			For Capital		Under Prompt
	Actual		Adequacy Purposes (1)		Corrective Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
June 30, 2022
Common Equity Tier 1 Ratio	$143,705	14.4%	$44,985	4.5%	$64,978	6.5%
Tier 1 Leverage Ratio	143,705	8.7%	65,786	4.0%	82,232	5.0%
Tier 1 Risk-Based Capital Ratio	143,705	14.4%	59,980	6.0%	79,973	8.0%
Total Risk-Based Capital Ratio	154,964	15.5%	79,973	8.0%	99,966	10.0%

December 31, 2021
Common Equity Tier 1 Ratio	$134,015	14.4%	$42,024	4.5%	$60,701	6.5%
Tier 1 Leverage Ratio	134,015	8.4%	64,066	4.0%	80,083	5.0%
Tier 1 Risk-Based Capital Ratio	134,015	14.4%	56,032	6.0%	74,709	8.0%
Total Risk-Based Capital Ratio	144,708	15.5%	74,709	8.0%	93,387	10.0%

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

Off-Balance Sheet Arrangements

Loan Commitments. In the normal course of business, there are various commitments outstanding to extend credits that are not reflected in the financial statements. Commitments to extend credit and letters of credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Annual review of commercial credit lines, letters of credit and ongoing monitoring of outstanding balances reduces the risk of loss associated with these commitments. As of June 30, 2022, the Company had $169.6 million in unfunded loan commitments and no letters of credit. This compares to $162.5 million in unfunded loan commitments and $12 thousand in letters of credit at December 31, 2021. Of the $169.6 million in unfunded loan commitments, $111.1 million and $58.5 million represented commitments to commercial and consumer customers, respectively. Of the total unfunded commitments at June 30, 2022, $110.2 million were secured by real estate, of which $61.4 million was secured by commercial real estate and $48.8 million was secured by residential real estate mostly in the form of equity lines of credit. The commercial loan commitments not secured by real estate primarily represent business lines of credit, while the consumer loan commitments not secured by real estate primarily represent revolving credit card lines and overdraft protection lines. Since some of the commitments are expected to expire without being drawn upon the total commitment amounts do not necessarily represent future cash requirements.

Operating Leases. The Company leases three depository branches, one of which is a land lease on which we own the building, three lending offices, two administrative offices and two non-branch automated teller machine locations.  The expiration dates of the leases vary, with the first such lease expiring during 2022 and the last such lease expiring during 2044. Including variable lease expense, total rent expense was $300 thousand and $204 thousand during the six months ended June 30, 2022 and 2021, respectively.

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

The Company is a member of the FHLB and can borrow up to $254 million from the FHLB secured by commercial and residential mortgage loans with carrying values totaling $519 million. See “Short-term Borrowing Arrangements” for additional information on our FHLB borrowing capacity. In addition to its FHLB borrowing line, the Company has unsecured short-term borrowing agreements with two of its correspondent banks in the amounts of $50 million and $20 million. There were no outstanding borrowings to the FHLB or the correspondent banks at June 30, 2022 and December 31, 2021.

Customer deposits are the Company’s primary source of funds. Total deposits increased by $33.6 million from $1.4 billion at December  31, 2021 to $1.5 billion at June 30, 2022.  Deposits are held in various forms with varying maturities. The Company’s securities portfolio, Federal funds sold, FHLB advances, and cash and due from banks serve as the primary sources of liquidity, providing adequate funding for loans during periods of high loan demand. During periods of decreased lending, funds obtained from the maturing or sale of investments, loan payments, and new deposits are invested in short-term earning assets, such as cash held at the FRB, Federal funds sold and investment securities, to serve as a source of funding for future loan growth. Management believes that the Company’s available sources of funds, including borrowings, will provide adequate liquidity for its operations in the foreseeable future.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

The Company’s management, including the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of June 30, 2022.  The Company’s disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the U.S. Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.  Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2022.

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended June 30, 2022 that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

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

4	Specimen form of certificate for Plumas Bancorp included as Exhibit 4 to the Registrant’s Form S-4, File No. 333-84534, which is incorporated by reference herein.

4.1	Description of Securities of Plumas Bancorp Registered Under Section 12 of the Exchange Act, is included as Exhibit 4.1 to the Registrant's 10-K for December 31, 2019, which is incorporated by this reference herein.

10.1	Form of Stock Option Agreement Under Plumas Bancorp 2022 Equity Incentive Plan, is included as Exhibit 10.1 to the Registrant's 8-K filed on June 16, 2022, which is incorporated by this reference herein.

10.2	Form of Stock Option Agreement Under Plumas Bancorp 2022 Equity Incentive Plan with Post-Retirement Exercisability is included as Exhibit 10.2 to the Registrant's 8-K filed on June 16, 2022, which is incorporated by this reference herein.

10.3	Form of Restricted Stock Award Agreement Under Plumas Bancorp 2022 Equity Incentive Plan is included as Exhibit 10.3 to the Registrant's 8-K filed on June 16, 2022, which is incorporated by this reference herein

10.4	Plumas Bancorp 2022 Equity Incentive Plan (incorporated by reference to Appendix A to Plumas Bancorp’s Definitive Proxy Statement filed on March 28, 2022)

31.1*	Rule 13a-14(a) [Section 302] Certification of Principal Financial Officer dated August 4. 2022.

31.2*	Rule 13a-14(a) [Section 302] Certification of Principal Executive Officer dated August 4, 2022.

32.1*	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 dated August 4, 2022.

32.2*	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 dated August 4, 2022.

101.INS*	Inline XBRL Instance Document (the Instance Document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PLUMAS BANCORP
(Registrant)
Date: August 4, 2022
/s/ Richard L. Belstock
Richard L. Belstock
Chief Financial Officer

/s/ Andrew J. Ryback
Andrew J. Ryback
Director, President and Chief Executive Officer