Form 10-Q
period 2022-09-30
PLUMAS BANCORP
filed 2022-11-09
CIK 1168455

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED September 30, 2022

☐	TRANSITION REPORT UNDER SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM __________ TO ___________

COMMISSION FILE NUMBER: 000-49883

PLUMAS BANCORP

(Exact Name of Registrant as Specified in Its Charter)

California	75-2987096
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

5525 Kietzke Lane, Suite 100, Reno, Nevada	89511
(Address of Principal Executive Offices)	(Zip Code)

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of November 7, 2022.5,850,216 shares.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

PLUMAS BANCORP AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands, except share data)

	September 30,	December 31,
	2022	2021

Assets
Cash and cash equivalents	$334,124	$380,584
Investment securities available for sale	383,178	305,914
Loans held for sale	434	31,277
Loans, less allowance for loan losses of $10,920 at September 30, 2022 and $10,352 at December 31, 2021	849,703	829,385
Real estate acquired through foreclosure	369	487
Premises and equipment, net	18,133	16,424
Bank owned life insurance	15,910	15,844
Goodwill	5,502	5,502
Accrued interest receivable and other assets	45,718	28,657
Total assets	$1,653,071	$1,614,074

Liabilities and Shareholders’ Equity

Deposits:
Non-interest bearing	$795,880	$736,582
Interest bearing	715,316	702,417
Total deposits	1,511,196	1,438,999
Repurchase agreements	12,955	17,283
Accrued interest payable and other liabilities	12,160	13,400
Junior subordinated deferrable interest debentures	10,310	10,310
Total liabilities	1,546,621	1,479,992

Commitments and contingencies (Note 5)

Shareholders’ equity:
Common stock, no par value; 22,500,000 shares authorized; issued and outstanding – 5,848,716 shares at September 30, 2022 and 5,816,991 at December 31, 2021	27,240	26,801
Retained earnings	121,505	105,681
Accumulated other comprehensive (loss) income, net	(42,295)	1,600
Total shareholders’ equity	106,450	134,082
Total liabilities and shareholders’ equity	$1,653,071	$1,614,074

See notes to unaudited condensed consolidated financial statements.

PLUMAS BANCORP AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(In thousands, except per share data)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Interest Income:
Interest and fees on loans	$11,637	$12,384	$32,933	$31,029
Interest and fees on loans held for sale	50	219	485	441
Interest on investment securities	2,552	1,157	6,024	3,103
Other	1,766	109	2,595	213
Total interest income	16,005	13,869	42,037	34,786
Interest Expense:
Interest on deposits	183	228	561	565
Interest on junior subordinated deferrable interest debentures	89	90	267	255
Other	17	1	50	6
Total interest expense	289	319	878	826
Net interest income before provision for loan losses	15,716	13,550	41,159	33,960
Provision for Loan Losses	300	250	1,000	875
Net interest income after provision for loan losses	15,416	13,300	40,159	33,085
Non-Interest Income:
Interchange revenue	864	839	2,478	2,367
Service charges	666	636	1,835	1,743
Gain on sale of loans	353	-	2,688	591
Other	671	526	1,867	1,530
Total non-interest income	2,554	2,001	8,868	6,231
Non-Interest Expenses:
Salaries and employee benefits	4,380	2,940	12,700	8,694
Occupancy and equipment	1,220	1,043	3,468	2,838
Other	2,598	2,618	7,736	6,693
Total non-interest expenses	8,198	6,601	23,904	18,225
Income before provision for income taxes	9,772	8,700	25,123	21,091
Provision for Income Taxes	2,544	2,122	6,497	5,585
Net income	$7,228	$6,578	$18,626	$15,506

Basic earnings per share	$1.24	$1.13	$3.19	$2.87
Diluted earnings per share	$1.23	$1.12	$3.15	$2.83

See notes to unaudited condensed consolidated financial statements.

PLUMAS BANCORP AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

(In thousands)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021

Net income	$7,228	$6,578	$18,626	$15,506
Other comprehensive income:
Change in net unrealized loss on securities	(23,356)	(2,569)	(63,822)	(4,548)
Change in unrealized gain on cash flow hedge	489	29	1,506	418
Net unrealized holding loss	(22,867)	(2,540)	(62,316)	(4,130)
Related tax effect:
Change in net unrealized loss on securities	6,904	760	18,866	1,344
Change in unrealized gain on cash flow hedge	(145)	(9)	(445)	(123)
Income tax effect	6,759	751	18,421	1,221
Other comprehensive loss	(16,108)	(1,789)	(43,895)	(2,909)
Total comprehensive (loss) income	$(8,880)	$4,789	$(25,269)	$12,597

See notes to unaudited condensed consolidated financial statements.

PLUMAS BANCORP AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

(in thousands, except shares)

	Common Stock		Retained	Accumulated Other Comprehensive Income (loss)	Total Shareholders’
	Shares	Amount	Earnings	(Net of Taxes)	Equity

Balance, December 31, 2020	5,182,232	$7,656	$87,753	$4,745	$100,154
Net Income			15,506		15,506
Other comprehensive loss				(2,909)	(2,909)
Cash dividends on common stock			(2,267)		(2,267)
Issuance of common stock	598,020	18,657			18,657
Exercise of stock options and tax effect	30,304	216			216
Stock-based compensation expense		176			176
Balance, September 30, 2021	5,810,556	$26,705	$100,992	$1,836	$129,533

Balance, December 31, 2021	5,816,991	$26,801	$105,681	$1,600	$134,082
Net Income			18,626		18,626
Other comprehensive loss				(43,895)	(43,895)
Cash dividends on common stock			(2,802)		(2,802)
Issuance of restricted shares	1,650				-
Exercise of stock options and tax effect	30,075	277			277
Stock-based compensation expense		162			162
Balance, September 30, 2022	5,848,716	$27,240	$121,505	$(42,295)	$106,450

See notes to unaudited condensed consolidated financial statements.

PLUMAS BANCORP AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	For the Nine Months Ended
	September 30,
	2022	2021
Cash Flows from Operating Activities:
Net income	$18,626	$15,506
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	1,000	875
Change in deferred loan origination costs/fees, net	(2,188)	(1,488)
Depreciation and amortization	1,412	1,219
Stock-based compensation expense	162	176
Amortization of investment security premiums	860	832
Provision from change in OREO valuation	-	37
Loss on sale of other vehicles	54	-
Loss on sale of OREO	5	-
Gain on sale of loans held for sale	(2,688)	(591)
Loans originated for sale	(22,536)	(32,726)
Proceeds from loan sales	53,619	8,254
Earnings on bank-owned life insurance	(281)	(279)
Decrease (increase) in accrued interest receivable and other assets	3,615	(2,346)
(Decrease) increase in accrued interest payable and other liabilities	(1,240)	1,030
Net cash provided by (used in) operating activities	50,420	(9,501)

Cash Flows from Investing Activities:
Proceeds from principal repayments from available-for-sale mortgage-backed securities	23,153	32,471
Proceeds from matured and called available-for-sale securities	470	500
Purchases of available-for-sale securities	(165,385)	(133,747)
Purchase of FHLB stock	(514)	(231)
Purchase of FRB stock	(5)	(706)
Net (increase) decrease in loans	(17,996)	29,340
Cash acquired in acquisition, net of consideration paid	-	23,631
Proceeds from sale of OREO	113	56
Proceeds from sale of other vehicles	445	180
Proceeds from bank owned life insurance	215	-
Purchase of premises and equipment	(2,720)	(190)
Net cash used in investing activities	(162,224)	(48,696)

Continued on next page.

PLUMAS BANCORP AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

(Continued)

	For the Nine Months Ended
	September 30,
	2022	2021
Cash Flows from Financing Activities:
Net increase in demand, interest bearing and savings deposits	$81,184	$259,606
Net decrease in time deposits	(8,987)	(5,846)
Net decrease in securities sold under agreements to repurchase	(4,328)	(428)
Repayment of FHLB advances	-	(5,000)
Cash dividends paid on common stock	(2,802)	(2,267)
Proceeds from exercise of stock options	277	216
Net cash provided by financing activities	65,344	246,281
(Decrease) increase in cash and cash equivalents	(46,460)	188,084
Cash and Cash Equivalents at Beginning of Year	380,584	184,909
Cash and Cash Equivalents at End of Period	$334,124	$372,993

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:
Interest expense	$885	$793
Income taxes	$4,215	$6,885
Assets acquired in acquisition plus goodwill recognized, net	$-	$204,960
Liabilities assumed in acquisition	$-	$181,565

Non-Cash Investing Activities:
Real estate and vehicles acquired through foreclosure	$470	$431

Non-Cash Financing Activities:
Common stock retired in connection with the exercise of stock options	$84	$119

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

Plumas Statutory Trust I and Trust II are not consolidated into the Company's consolidated financial statements and, accordingly, are accounted for under the equity method. The Company's investment in Trust I of $371,000 and Trust II of $186,000 are included in accrued interest receivable and other assets on the consolidated balance sheet. The junior subordinated deferrable interest debentures issued and guaranteed by the Company and held by Trust I and Trust II are reflected as debt on the consolidated balance sheet.

The accounting and reporting policies of Plumas Bancorp and subsidiary conform with accounting principles generally accepted in the United States of America and prevailing practices within the banking industry. In the opinion of management, the unaudited condensed consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the Company’s financial position at  September 30, 2022 and the results of its operations and its cash flows for the three and nine-month periods. Our condensed consolidated balance sheet at  December 31, 2021 is derived from audited financial statements.

The unaudited condensed consolidated financial statements of the Company have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim reporting on Form 10-Q. Accordingly, certain disclosures normally presented in the notes to the annual consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been omitted. The Company believes that the disclosures are adequate to make the information not misleading. These interim financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's 2021 Annual Report to Shareholders on Form 10-K. The results of operations for the three and nine-month periods ended September 30, 2022 may not necessarily be indicative of future operating results. In preparing such financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the balance sheet and revenues and expenses for the periods reported. Actual results could differ significantly from those estimates.

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

As of September 30, 2022 and December 31, 2021 the Company had $434 thousand and $31.3 million, respectively in SBA government guaranteed loans held for sale. Loans held for sale are recorded at the lower of cost or fair value and therefore may be reported at fair value on a non-recurring basis. The fair values for loans held for sale are based on either observable transactions of similar instruments or formally committed loan sale prices.

Goodwill and Other Intangible Assets

Goodwill arises from business combinations and is generally determined as the excess of the fair value of the consideration transferred, plus the fair value of any noncontrolling interests in the acquiree, over the fair value of the net assets acquired and liabilities assumed as of the acquisition date. Goodwill acquired in a purchase business combination and determined to have an indefinite useful life is not amortized, but is tested for impairment at least annually or more frequently if events and circumstances exist that indicate that a goodwill impairment test should be performed.  Core deposit intangible represents estimated future benefit of deposits related to an acquisition and is booked separately from the related deposits and is evaluated periodically for impairment. The core deposit intangible asset is amortized on an accelerated method over its estimated useful life of ten years.

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

3.   INVESTMENT SECURITIES AVAILABLE FOR SALE

The amortized cost and estimated fair value of investment securities at September 30, 2022 and December 31, 2021 consisted of the following, in thousands:

Available-for-Sale	September 30, 2022
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Debt securities:
U.S. Treasury securities	$9,943	$-	$(235)	$9,708
U.S. Government-sponsored agencies collateralized by mortgage obligations - residential	216,373	-	(25,906)	190,467
U.S. Government-agencies collateralized by mortgage obligations - commercial	90,345	-	(11,562)	78,783
Obligations of states and political subdivisions	128,673	-	(24,453)	104,220
	$445,334	$-	$(62,156)	$383,178

Unrealized losses on available-for-sale investment securities totaling $62,156,000 were recorded, net of $18,373,000 in tax benefit, as accumulated other comprehensive loss within shareholders' equity at September 30, 2022.  No securities were sold during the nine months ended September 30, 2022.

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

There were no transfers of available-for-sale investment securities during the nine months ended September 30, 2022 and twelve months ended December 31, 2021. There were no securities classified as held-to-maturity at September 30, 2022 or December 31, 2021.

Investment securities with unrealized losses at September 30, 2022 and December 31, 2021 are summarized and classified according to the duration of the loss period as follows, in thousands:

September 30, 2022	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
Debt securities:
U.S. Treasury securities	$9,708	$235	$-	$-	$9,708	$235
U.S. Government-sponsored agencies collateralized by mortgage obligations - residential	158,757	18,387	31,710	7,519	190,467	25,906
U.S. Government-agencies collateralized by mortgage obligations - commercial	51,739	5,705	27,044	5,857	78,783	11,562
Obligations of states and political subdivisions	90,468	17,592	13,752	6,861	104,220	24,453
	$310,672	$41,919	$72,506	$20,237	$383,178	$62,156

December 31, 2021	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
Debt securities:
U.S. Government-sponsored agencies collateralized by mortgage obligations -residential	$70,742	$1,076	$2,324	$172	$73,066	$1,248
U.S. Government-agencies collateralized by mortgage obligations - commercial	54,214	1,068	-	-	54,214	1,068
Obligations of states and political subdivisions	22,434	241	515	16	22,949	257
	$147,390	$2,385	$2,839	$188	$150,229	$2,573

At September 30, 2022, the Company held 373 securities of which 312 were in a loss position for less than twelve months and 61 were in a loss position for  twelve months or more. Of the 373 securities 3 are U.S. Treasury securities, 110 are U.S. Government-sponsored agencies collateralized by residential mortgage obligations, 33 were U.S. Government agencies collateralized by commercial mortgage obligations and 227 were obligations of states and political subdivisions. The unrealized losses relate principally to market rate conditions. All of the securities continue to pay as scheduled. When analyzing an issuer’s financial condition, management considers the length of time and extent to which the market value has been less than cost; the historical and implied volatility of the security; the financial condition of the issuer of the security; and the Company’s intent and ability to hold the security to recovery. As of September 30, 2022, management does not have the intent to sell these securities, nor does it believe it is more likely than not that it will be required to sell these securities before the recovery of its amortized cost basis. Based on the Company’s evaluation of the above and other relevant factors, the Company does not believe the securities that are in an unrealized loss position as of September 30, 2022 are other than temporarily impaired.

The amortized cost and estimated fair value of investment in debt securities at September 30, 2022 by contractual maturity are shown below, in thousands.

	Amortized Cost	Estimated Fair Value
Within one year	$731	$730
After one year through five years	15,976	15,600
After five years through ten years	11,767	10,940
After ten years	110,142	86,658
Investment securities not due at a single maturity date:
Government- agencies commercial mortgage-backed securities	90,345	78,783
Government-sponsored agencies residential mortgage-backed securities	216,373	190,467
	$445,334	$383,178

Expected maturities will differ from contractual maturities because the issuers of the securities may have the right to call or prepay obligations with or without call or prepayment penalties.

Investment securities with amortized costs totaling $156,024,000 and $134,749,000 and estimated fair values totaling $132,998,000 and $134,791,000 at September 30, 2022 and December 31, 2021, respectively, were pledged to secure deposits and repurchase agreements.

4. LOANS AND THE ALLOWANCE FOR LOAN LOSSES

Outstanding loans are summarized below, in thousands:

	September 30,	December 31,
	2022	2021

Commercial	$73,227	$99,804
Agricultural	124,894	126,456
Real estate – residential	15,999	15,837
Real estate – commercial	457,624	418,609
Real estate – construction and land development	55,511	51,526
Equity lines of credit	34,568	32,793
Auto	91,425	89,046
Other	4,728	4,516
Total loans	857,976	838,587
Deferred loan costs, net	2,647	1,150
Allowance for loan losses	(10,920)	(10,352)
Total net loans	$849,703	$829,385

Changes in the allowance for loan losses, in thousands, were as follows:

	September 30,	December 31,
	2022	2021

Balance, beginning of period	$10,352	$9,902
Provision charged to operations	1,000	1,125
Losses charged to allowance	(855)	(938)
Recoveries	423	263
Balance, end of period	$10,920	$10,352

The recorded investment in impaired loans totaled $1,354,000 and $4,857,000 at September 30, 2022 and December 31, 2021, respectively. The Company had specific allowances for loan losses of $21,000 on impaired loans of $169,000 at September 30, 2022 as compared to specific allowances for loan losses of $28,000 on impaired loans of $273,000 at December 31, 2021. The balance of impaired loans in which no specific reserves were required totaled $1,185,000 and $4,584,000 at September 30, 2022 and December 31, 2021, respectively. The average recorded investment in impaired loans for the nine months ended September 30, 2022 and September 30, 2021 was $1,369,000 and $2,610,000, respectively. The Company recognized  $16,000 and $14,000 in interest income for impaired loans during the three months ended September 30, 2022 and 2021, respectively. The Company recognized  $46,000 and $45,000 in interest income for impaired loans during the nine months ended September 30, 2022 and 2021, respectively. No interest was recognized on nonaccrual loans accounted on a cash basis during the nine months ended September 30, 2022 and 2021.

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

The carrying value of troubled debt restructurings at September 30, 2022 and December 31, 2021 was $881,000 and $897,000, respectively. The Company has allocated  $21,000 and $28,000 of specific reserves on loans to customers whose loan terms have been modified in troubled debt restructurings as of September 30, 2022 and December 31, 2021. The Company has not committed to lend additional amounts on loans classified as troubled debt restructurings at September 30, 2022 and December 31, 2021.

There were no troubled debt restructurings that occurred during the nine months ending September 30, 2022 or September 30, 2021. There were no troubled debt restructurings for which there was a payment default within twelve months following the modification during the nine months ended September 30, 2022 and 2021, respectively.

At September 30, 2022 and December 31, 2021, nonaccrual loans totaled $1,485,000 and $4,863,000, respectively. Interest foregone on nonaccrual loans totaled $18,000 for the three months ended September 30, 2022. A net recovery of $4,000 in interest on nonacrual loans was recorded during the three months ended September 30, 2021.  Interest foregone on nonaccrual loans totaled $169,000 and $325,000 for the nine months ended September 30, 2022 and 2021, respectively. There were no loans past due 90 days or more and on accrual status at September 30, 2022 and December 31, 2021.

Salaries and employee benefits totaling $769,000 and $866,000 have been deferred as loan origination costs during the three months ended September 30, 2022 and 2021, respectively. Salaries and employee benefits totaling $2,706,000 and $2,379,000 have been deferred as loan origination costs during the nine months ended September 30, 2022 and 2021, respectively.

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

Purchased Credit Impaired Loans (PCI):

Upon the acquisition of Feather River Bancorp the Company acquired loans, for which there was, at acquisition, evidence of deterioration of credit quality since origination and it was probable, at acquisition, that all contractually required payments would not be collected.  The carrying amount of those loans at September 30, 2022 and December 31, 2021 was $304,000 and $496,000, respectively.  The carrying amount at September 30, 2022 reflects an outstanding balance of $324,000 net of an unaccretable discount of $20,000. The carrying amount at December 31, 2021 reflects an outstanding  balance of  $517,000 net of an unaccretable discount of $21,000.

Accretable yield, or income expected to be collected, is as follows:

(in thousands)
Balance at December 31, 2021	$28
Additions	-
Removals[1]	(10)
Accretion	(4)
Balance at September 30, 2022	$14

1 Represents the accretable difference that is relieved when a loan exits the PCI population due to payoff, full charge-off, or transfer to repossessed assets, etc.

The following table shows the loan portfolio allocated by management's internal risk ratings at the dates indicated, in thousands:

September 30, 2022	Commercial Credit Exposure
	Credit Risk Profile by Internally Assigned Grade
Grade:	Commercial	Agricultural	Real Estate-Residential	Real Estate-Commercial	Real Estate-Construction	Equity LOC	Total
Pass	$70,783	$122,006	$15,782	$453,399	$55,428	$34,146	$751,544
Special Mention	2,378	2,564	-	2,527	-	-	7,469
Substandard	66	324	217	1,698	83	422	2,810
Doubtful	-	-	-	-	-	-	-
Total	$73,227	$124,894	$15,999	$457,624	$55,511	$34,568	$761,823

December 31, 2021	Commercial Credit Exposure
	Credit Risk Profile by Internally Assigned Grade
Grade:	Commercial	Agricultural	Real Estate-Residential	Real Estate-Commercial	Real Estate-Construction	Equity LOC	Total
Pass	$96,052	$124,866	$15,594	$414,175	$51,455	$32,349	$734,491
Special Mention	3,721	1,072	150	62	-	-	5,005
Substandard	31	518	93	4,372	71	444	5,529
Doubtful	-	-	-	-	-	-	-
Total	$99,804	$126,456	$15,837	$418,609	$51,526	$32,793	$745,025

	Consumer Credit Exposure			Consumer Credit Exposure
	Credit Risk Profile Based on Payment Activity			Credit Risk Profile Based on Payment Activity
	September 30, 2022			December 31, 2021
	Auto	Other	Total	Auto	Other	Total
Grade:
Performing	$90,776	$4,721	$95,497	$88,525	$4,492	$93,017
Non-performing	649	7	656	521	24	545
Total	$91,425	$4,728	$96,153	$89,046	$4,516	$93,562

The following tables show the allocation of the allowance for loan losses at the dates indicated, in thousands:

Nine Months Ended September 30, 2022:	Commercial	Agricultural	Real Estate-Residential	Real Estate-Commercial	Real Estate-Construction	Equity LOC	Auto	Other	Total
Allowance for Loan Losses
Beginning balance	$1,074	$791	$168	$4,549	$1,325	$426	$1,911	$108	$10,352
Charge-offs	(169)	-	-	(19)	-	-	(632)	(35)	(855)
Recoveries	23	-	2	1	-	-	388	9	423
Provision	(104)	215	(36)	(325)	575	216	402	57	1,000
Ending balance	$824	$1,006	$134	$4,206	$1,900	$642	$2,069	$139	$10,920
Three Months Ended September 30, 2022:
Allowance for Loan Losses
Beginning balance	$902	$1,094	$139	$4,395	$1,759	$593	$1,900	$137	$10,919
Charge-offs	(169)	-	-	-	-	-	(213)	(4)	(386)
Recoveries	6	-	1	1	-	-	76	3	87
Provision	85	(88)	(6)	(190)	141	49	306	3	300
Ending balance	$824	$1,006	$134	$4,206	$1,900	$642	$2,069	$139	$10,920
Nine Months Ended September 30, 2021:
Allowance for Loan Losses
Beginning balance	$950	$757	$164	$5,089	$554	$499	$1,768	$121	$9,902
Charge-offs	(189)	-	-	-	-	-	(459)	(44)	(692)
Recoveries	56	-	3	6	-	2	120	33	220
Provision	161	134	(37)	150	95	(66)	438	-	875
Ending balance	$978	$891	$130	$5,245	$649	$435	$1,867	$110	$10,305
Three Months Ended September 30, 2021:
Allowance for Loan Losses
Beginning balance	$883	$681	$131	$5,345	$606	$454	$1,910	$118	$10,128
Charge-offs	(28)	-	-	-	-	-	(113)	(7)	(148)
Recoveries	10	-	1	3	-	-	43	18	75
Provision	113	210	(2)	(103)	43	(19)	27	(19)	250
Ending balance	$978	$891	$130	$5,245	$649	$435	$1,867	$110	$10,305
September 30, 2022:
Allowance for Loan Losses
Ending balance: individually evaluated for impairment	$-	$-	$21	$-	$-	$-	$-	$-	$21
Ending balance: collectively evaluated for impairment	824	1,006	113	4,206	1,900	642	2,069	139	10,899
Ending balance	$824	$1,006	$134	$4,206	$1,900	$642	$2,069	$139	$10,920
Loans
Ending balance: individually evaluated for impairment	$-	$234	$683	$93	$96	$248	$-	$-	$1,354
Ending balance: collectively evaluated for impairment	73,227	124,660	15,316	457,531	55,415	34,320	91,425	4,728	856,622
Ending balance	$73,227	$124,894	$15,999	$457,624	$55,511	$34,568	$91,425	$4,728	$857,976

December 31, 2021:
Allowance for Loan Losses
Ending balance: individually evaluated for impairment	$-	$-	$23	$-	$5	$-	$-	$-	$28
Ending balance: collectively evaluated for impairment	1,074	791	145	4,549	1,320	426	1,911	108	10,324
Ending Balance	$1,074	$791	$168	$4,549	$1,325	$426	$1,911	$108	$10,352
Loans
Ending balance: individually evaluated for impairment	$-	$238	$557	$3,697	$102	$263	$-	$-	$4,857
Ending balance: collectively evaluated for impairment	99,804	126,218	15,280	414,912	51,424	32,530	89,046	4,516	833,730
Ending balance	$99,804	$126,456	$15,837	$418,609	$51,526	$32,793	$89,046	$4,516	$838,587

The following table shows an aging analysis of the loan portfolio by the time past due, in thousands:

				Total
September 30, 2022		90 Days		Past Due
	30-89 Days	and Still		and
	Past Due	Accruing	Nonaccrual	Nonaccrual	Current	Total

Commercial	$404	$-	$1	$405	$72,822	$73,227
Agricultural	206	-	-	206	124,688	124,894
Real estate – residential	63	-	217	280	15,719	15,999
Real estate – commercial	45	-	105	150	457,474	457,624
Real estate - construction & land	190	-	83	273	55,238	55,511
Equity Lines of Credit	277	-	423	700	33,868	34,568
Auto	1,842	-	649	2,491	88,934	91,425
Other	13	-	7	20	4,708	4,728
Total	$3,040	$-	$1,485	$4,525	$853,451	$857,976

				Total
December 31, 2021		90 Days		Past Due
	30-89 Days	and Still		and
	Past Due	Accruing	Nonaccrual	Nonaccrual	Current	Total

Commercial	$705	$-	$-	$705	$99,099	$99,804
Agricultural	345	-	-	345	126,111	126,456
Real estate – residential	150	-	93	243	15,594	15,837
Real estate - commercial	68	-	3,710	3,778	414,831	418,609
Real estate - construction & land	-	-	71	71	51,455	51,526
Equity Lines of Credit	450	-	444	894	31,899	32,793
Auto	1,679	-	521	2,200	86,846	89,046
Other	122	-	24	146	4,370	4,516
Total	$3,519	$-	$4,863	$8,382	$830,205	$838,587

The following tables show information related to impaired loans at September 30, 2022, in thousands:

		Unpaid		Average	Interest
	Recorded	Principal	Related	Recorded	Income
As of September 30, 2022:	Investment	Balance	Allowance	Investment	Recognized

With no related allowance recorded:
Commercial	$-	$-	$-	$-	$-
Agricultural	234	234	-	236	14
Real estate – residential	514	542	-	514	22
Real estate – commercial	93	107	-	95	-
Real estate – construction & land	96	96	-	99	5
Equity Lines of Credit	248	299	-	255	-
Auto	-	-	-	-	-
Other	-	-	-	-	-
With an allowance recorded:
Commercial	$-	$-	$-	$-	$-
Agricultural	-	-	-	-	-
Real estate – residential	169	169	21	170	5
Real estate – commercial	-	-	-	-	-
Real estate – construction & land	-	-	-	-	-
Equity Lines of Credit	-	-	-	-	-
Auto	-	-	-	-	-
Other	-	-	-	-	-
Total:
Commercial	$-	$-	$-	$-	$-
Agricultural	234	234	-	236	14
Real estate – residential	683	711	21	684	27
Real estate – commercial	93	107	-	95	-
Real estate – construction & land	96	96	-	99	5
Equity Lines of Credit	248	299	-	255	-
Auto	-	-	-	-	-
Other	-	-	-	-	-
Total	$1,354	$1,447	$21	$1,369	$46

The following tables show information related to impaired loans at December 31, 2021, in thousands:

		Unpaid		Average	Interest
	Recorded	Principal	Related	Recorded	Income
As of December 31, 2021:	Investment	Balance	Allowance	Investment	Recognized

With no related allowance recorded:
Commercial	$-	$-	$-	$-	$-
Agricultural	238	238	-	241	18
Real estate – residential	386	399	-	387	29
Real estate – commercial	3,697	3,834	-	2,188	-
Real estate – construction & land	-	-	-	-	-
Equity Lines of Credit	263	304	-	275	-
Auto	-	-	-	-	-
Other	-	-	-	-	-
With an allowance recorded:
Commercial	$-	$-	$-	$-	$-
Agricultural	-	-	-	-	-
Real estate – residential	171	171	23	173	7
Real estate – commercial	-	-	-	-	-
Real estate – construction & land	102	102	5	105	6
Equity Lines of Credit	-	-	-	-	-
Auto	-	-	-	-	-
Other	-	-	-	-	-
Total:
Commercial	$-	$-	$-	$-	$-
Agricultural	238	238	-	241	18
Real estate – residential	557	570	23	560	36
Real estate – commercial	3,697	3,834	-	2,188	-
Real estate – construction & land	102	102	5	105	6
Equity Lines of Credit	263	304	-	275	-
Auto	-	-	-	-	-
Other	-	-	-	-	-
Total	$4,857	$5,048	$28	$3,369	$60

5. COMMITMENTS AND CONTINGENCIES

The Company is party to claims and legal proceedings arising in the ordinary course of business. In the opinion of the Company’s management, the amount of ultimate liability with respect to such proceedings will not have a material adverse effect on the financial condition or result of operations of the Company taken as a whole.

In the normal course of business, there are various outstanding commitments to extend credit, which are not reflected in the financial statements, including loan commitments of $172.3 million and $162.5 million and stand-by letters of credit of $0 and $12 thousand at September 30, 2022 and December 31, 2021, respectively.

Of the loan commitments outstanding at September 30, 2022, $34.1 million are real estate construction loan commitments that are expected to fund within the next twelve months. The remaining commitments primarily relate to revolving lines of credit or other commercial loans, and many of these are expected to expire without being drawn upon. Therefore, the total commitments do not necessarily represent future cash requirements. Each loan commitment and the amount and type of collateral obtained, if any, are evaluated on an individual basis. Collateral held varies, but may include real property, bank deposits, debt or equity securities or business assets.

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

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
(In thousands, except per share data)	2022	2021	2022	2021
Net Income:
Net income	$7,228	$6,578	$18,626	$15,506
Earnings Per Share:
Basic earnings per share	$1.24	$1.13	$3.19	$2.87
Diluted earnings per share	$1.23	$1.12	$3.15	$2.83
Weighted Average Number of Shares Outstanding:
Basic shares	5,845	5,800	5,837	5,397
Diluted shares	5,895	5,885	5,911	5,477

Shares of common stock issuable under stock options for which the exercise prices were greater than the average market prices were not included in the computation of diluted earnings per share due to their antidilutive effect.  Stock options not included in the computation of diluted earnings per share, due to shares not being in-the-money and having an antidilutive effect, were approximately 119,000 for the three and nine-month periods ended September 30, 2022 and 0 and 5,000 for the three and nine-month periods ended September 30,  2021, respectively

7. STOCK-BASED COMPENSATION

In May 2013, the Company established the 2013 Stock Option Plan for which 191,417 shares of common stock are reserved. The 2013 Stock Option Plan requires that the option price may not be less than the fair market value of the stock at the date the option is granted, and that the stock must be paid in full at the time the option is exercised. Payment in full for the option price must be made in cash, with Company common stock previously acquired by the optionee and held by the optionee for a period of at least nine months or in options of the Optionee that are fully vested and exercisable or in any combination of the foregoing. The options expire on dates determined by the Board of Directors, but not later than ten years from the date of grant.  With the establishment of the Company’s 2022 Equity Incentive Plan, no further options may be issued under the 2013 Stock Option Plan, though options previously granted continue to be outstanding and governed by the plan.

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

No options were granted during the nine months ended September 30, 2021. During the three and nine months ended September 30, 2022, 117,200 options were granted, all under the 2022 plan, .

The fair value of  each option granted in 2022 was estimated on the date of grant using the following assumptions.

2022
Expected life of stock options (in years)	6.1
Risk free interest rate	2.96%
Annualized Volatility	31.8%
Dividend yields	2.06%
Weighted-average fair value of options granted during the nine months ended September 30, 2022	$8.85

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

A summary of the activity within the 2013 Plan follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term in Years	Intrinsic Value
Options outstanding at January 1, 2022	223,617	$19.71
Options cancelled	-	-
Options exercised	(32,200)	11.20
Options outstanding at September 30, 2022	191,417	$21.15	4.2	$1,382,031
Options exercisable at September 30, 2022	131,717	$20.91	3.8	$982,609
Expected to vest after September 30, 2022	52,375	$21.66	5.0	$351,533

A summary of the activity within the 2022 Plan follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term in Years	Intrinsic Value
Options outstanding at January 1, 2022	-	-
Options granted	117,200	$31.00
Options outstanding at September 30, 2022	117,200	$31.00	9.6	$0
Options exercisable at September 30, 2022	-	-	-	-
Expected to vest after September 30, 2022	102,820	$31.00	9.6	$0

As of September 30, 2022, there was $157,000 of total unrecognized compensation cost related to non-vested, share-based compensation under the 2013 plan. That cost is expected to be recognized over a weighted average period of 1.1 years. As of September 30, 2022, there was $1 million of total unrecognized compensation cost related to non-vested stock options, share-based compensation under the 2022 plan. That cost is expected to be recognized over a weighted average period of 4.7 years.

The total fair value of options vested during the nine months ended September 30, 2022 and 2021 was $101,000 and $107,000, respectively. The total intrinsic value of options at time of exercise was $830,000 and $686,000 for the nine months ended September 30, 2022 and 2021, respectively.

Compensation cost related to stock options recognized in operating results under the stock option plans was $153,000 and $176,000 for the nine months ended September 30, 2022 and 2021, respectively. The associated income tax benefit recognized was $10,000 and  $12,000 for the nine months ended September 30, 2022 and 2021, respectively.  Compensation cost related to stock options recognized in operating results under the stock option plans was $36,000 and $58,000 for the three months ended September 30, 2022 and 2021, respectively. The associated income tax benefit recognized was $2,000 and $4,000 for the three months ended September 30, 2022 and 2021, respectively.

Cash received from option exercises under the 2013 plan for the nine months ended September 30, 2022 and 2021 were $277,000 and $216,000, respectively. The tax benefit realized for the tax deductions from option exercise totaled $55,000 and $19,000 for the nine months ended September 30, 2022 and 2021, respectively.

During the three months ended September 30, 2022 the Company granted 1,650 shares of restricted stock with a fair value of $31 per share and a one year vesting period. Compensation costs related to these shares during the three months ended September 30, 2022 totaled $9,000.  As of September 30, 2022, there was $43,000 of total unrecognized compensation cost related to restricted stock. That cost is expected to be recognized over a weighted average period of 0.9 years.

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

Interest expense and penalties associated with unrecognized tax benefits, if any, are classified as income tax expense in the consolidated statements of income. There have been no significant changes to unrecognized tax benefits or accrued interest and penalties for the nine months ended September 30, 2022.

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

Fair Value of Financial Instruments

The carrying amounts and estimated fair values of financial instruments, at September 30, 2022 follows, in thousands:

		Fair Value Measurements at September 30, 2022, Using:
	Carrying Value	Level 1	Level 2	Level 3	Total Fair Value
Financial assets:
Cash and cash equivalents	$334,124	$334,124	$-	$-	$334,124
Investment securities	383,178	-	383,178	-	383,178
Interest rate swaps	2,112	-	2,112	-	2,112
Loans held for sale	434	-	434	-	434
Loans, net	849,703	-	-	809,687	809,687
FHLB stock	4,964	-	-	-	N/A
FRB Stock	1,363	-	-	-	N/A
Accrued interest receivable	6,594	242	1,955	4,397	6,594
Financial liabilities:
Deposits	1,511,196	1,455,821	55,151	-	1,510,972
Repurchase agreements	12,955	-	12,955	-	12,955
Junior subordinated deferrable interest debentures	10,310	-	-	9,155	9,155
Accrued interest payable	71	9	43	19	71

The carrying amounts and estimated fair values of financial instruments, at December 31, 2021 follows, in thousands:

		Fair Value Measurements at December 31, 2021 Using:
	Carrying Value	Level 1	Level 2	Level 3	Total Fair Value
Financial assets:
Cash and cash equivalents	$380,584	$380,584	$-	$-	$380,584
Investment securities	305,914	-	305,914	-	305,914
Interest rate swaps	607	-	607	-	607
Loans held for sale	31,277	-	33,284	-	33,284
Loans, net	829,385	-	-	844,764	844,764
FHLB stock	4,450	-	-	-	N/A
FRB Stock	1,358	-	-	-	N/A
Accrued interest receivable	5,800	3	1,082	4,715	5,800
Financial liabilities:
Deposits	1,438,999	1,374,637	65,398	-	1,440,035
Repurchase agreements	17,283	-	17,283	-	17,283
Junior subordinated deferrable interest debentures	10,310	-	-	7,342	7,342
Accrued interest payable	78	9	56	13	78

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

The following tables present information about the Company’s assets and liabilities measured at fair value on a recurring and non-recurring basis as of September 30, 2022 and December 31, 2021, and indicate the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value:

Assets and liabilities measured at fair value on a recurring basis at September 30, 2022 are summarized below, in thousands:

		Fair Value Measurements at
		September 30, 2022 Using
		Quoted
		Prices in
		Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
		Assets	Inputs	Inputs
	Total Fair Value	(Level 1)	(Level 2)	(Level 3)
Assets:
U.S. Treasury securities	$9,708	$-	$9,708	$-
U.S. Government-sponsored agencies collateralized by mortgage obligations- residential	190,467	-	190,467	-
U.S. Government agencies collateralized by mortgage obligations-commercial	78,783	-	78,783	-
Obligations of states and political subdivisions	104,220	-	104,220	-
Interest rate swaps	2,112	-	2,112	-
	$385,290	$-	$385,290	$-

Assets and liabilities measured at fair value on a recurring basis at December 31, 2021 are summarized below, in thousands:

		Fair Value Measurements at
		December 31, 2021 Using
		Quoted
		Prices in
		Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
		Assets	Inputs	Inputs
	Total Fair Value	(Level 1)	(Level 2)	(Level 3)
Assets:
U.S. Government-sponsored agencies collateralized by mortgage obligations - residential	$151,034	$-	$151,034	$-
U.S. Government agencies collateralized by mortgage obligations-commercial	57,225	-	57,225	-
Obligations of states and political subdivisions	97,655	-	97,655	-
Interest rate swaps	607	-	607	-
	$306,521	$-	$306,521	$-

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

Assets and liabilities measured at fair value on a non-recurring basis at September 30, 2022 are summarized below, in thousands:

Fair Value Measurements at
September 30, 2022 Using
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

Assets and liabilities measured at fair value on a non-recurring basis at December 31, 2021 are summarized below, in thousands:

Fair Value Measurements at
December 31, 2021 Using
Quoted
		Prices in			Total
		Active	Significant		Losses
		Markets for	Other	Significant	Nine Months
		Identical	Observable	Unobservable	Ended
	Total	Assets	Inputs	Inputs	September 30,
	Fair Value	(Level 1)	(Level 2)	(Level 3)	2021
Assets:
Other real estate:
Real estate – commercial	$487	-	-	$487	37

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

The following table presents quantitative information about Level 3 fair value measurements for financial instruments measured at fair value on a non-recurring basis at September 30, 2022 and December 31, 2021 (dollars in thousands):

	Fair Value	Fair Value	Valuation		Range (Weighted Average)		Range (Weighted Average)
Description	9/30/2022	12/31/2021	Technique	Significant Unobservable Input	9/30/2022		12/31/2021

Other Real Estate:

RE – Commercial	$369	$487	Third Party appraisals	Management Adjustments to Reflect Current Conditions and Selling Costs	0% - 9%	(3%)	17% - 51%	(37%)

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
Interest bearing:
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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Certain matters discussed in this Quarterly Report are forward-looking statements that are subject to risks and uncertainties that could cause actual results to differ materially from those projected in the forward-looking statements. Such risks and uncertainties include, among others, (1) significant increases in competitive pressures in the financial services industry; (2) changes in the interest rate environment resulting in reduced margins; (3) general economic conditions, either nationally or regionally, may be less favorable than expected, resulting in, among other things, a deterioration in credit quality; (4) changes in regulatory environment; (5) loss of key personnel; (6) fluctuations in the real estate market; (7) changes in business conditions and inflation; (8) operational risks including data processing systems failures or fraud; and (9) changes in securities markets. Therefore, the information set forth herein should be carefully considered when evaluating the business prospects of Plumas Bancorp (the “Company”).

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

INTRODUCTION

The following discussion and analysis sets forth certain statistical information relating to the Company as of September 30, 2022 and December 31, 2021 and for the three and nine-month periods ended September 30, 2022 and 2021. This discussion should be read in conjunction with the condensed consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q and the consolidated financial statements and notes thereto included in Plumas Bancorp’s Annual Report filed on Form 10-K for the year ended December 31, 2021.

Plumas Bancorp trades on The NASDAQ Capital Market under the ticker symbol “PLBC”.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

There have been no changes to the Company’s critical accounting policies from those disclosed in the Company’s 2021 Annual Report to Shareholders on Form 10-K.

U.S. Small Business Administration Paycheck Protection Program

The Coronavirus Aid, Relief and Economic Security Act (CARES Act) provided for the Paycheck Protection Program (PPP) and additional legislation extended this program into 2021; we have actively participated in the PPP program.  The remaining principal balance of PPP loans at September 30, 2022 was $1 million.

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

RESULTS OF OPERATIONS FOR THE nine MONTHS ENDED September 30, 2022

Net Income.  The Company recorded net income of $18.6 million for the nine months ended September 30, 2022 up $3.1 million from net income of $15.5 million for the nine months ended September 30, 2021.  Increases of $7.2 million in net interest income and $2.6 million in non-interest income were partially offset by increases of $5.7 million in non-interest expense, $912 thousand in the provision for income taxes and $125 thousand in the provision for loan losses.  The annualized return on average assets was 1.52% for the nine months ended September 30, 2022  down from 1.58% for the nine months ended September 30, 2021. The annualized return on average equity increased from 18.3% during the first nine months of 2021 to 20.1% during the current period.

The following is a detailed discussion of each component of the change in net income.

Net interest income before provision for loan losses.   Driven by the acquisition of BFR, organic growth and an increase in market interest rates including a 300 basis point increase in the prime rate from 3.25% at September 30, 2021 to 6.25% at September 30, 2022, net interest income increased by $7.2 million from $34.0 million during the nine months ended September 30, 2021 to $41.2 million for the nine months ended September 30, 2022.

The increase in net interest income includes an increase of $7.3 million in interest income partially offset by an increase of $52 thousand in interest expense. Interest and fees on loans increased by $1.9 million related to an increase in average loan balances primarily related to the acquisition of BFR. The effect of the increase in average balance was partially offset by a decline in yield reflect the reduction in PPP fees.  During the current period we recorded amortization of loan fees, net of loan costs, on PPP loans totaling $1.2 million, a decrease of $3.8 million from $5.0 million during the nine months ended September 30, 2021.  PPP fees included in income include both the normal amortization of fees on loans in our PPP portfolio and the effect of PPP loan forgiveness.

Average loan balances increased by $78 million, while the average yield on loans decreased by 19 basis points from 5.39% during the first nine months of 2021 to 5.20% during the current period. The reduction in loan yield includes the effect of the decline in PPP fee income as described above.  Interest and fees on loans held for sale increased by $44 thousand related to an increase in average balance of $785 thousand from $10.5 million for the nine months ended September 30, 2021 to $11.3 million for the nine months ended September 30, 2022  and an increase in average yield of 13 basis points to 5.73%

Interest on investment securities, including both taxable and non-taxable securities, increased by $2.9 million, related to an increase in average total investment securities of $123 million from $223 million during the nine months ended September 30, 2021 to $346 million during the current period and an increase in yield on investments from 1.86% during the nine months ended September 30, 2021 to 2.33% during the nine months ended September 30, 2022.

Interest on interest-bearing deposits, which mostly relates to cash held at the Federal Reserve Bank of San Francisco (FRBSF), increased by $2.4 million related to both an increase in the rate paid on these balances and an increase in average balance.  The rate paid on interest-bearing deposits balances increased from 0.13% during the first nine months of 2021 to 1.07% during the current period mostly related to an increase in the average rate paid on balances held at the FRBSF from 0.12% during the first nine months of 2021 to 1.10% during the current period. Average interest-bearing deposit balances increased by $101.3 million to $324.2 million during the current period.

Net interest margin for the nine months ended September 30, 2022 decreased 10 basis points to 3.60%, down from 3.70% for the same period in 2021.

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

	For the Nine Months Ended			For the Nine Months Ended
	September 30, 2022			September 30, 2021
	Average			Average
	Balance	Interest	Yield/	Balance	Interest	Yield/
	(in thousands)	(in thousands)	Rate	(in thousands)	(in thousands)	Rate
Interest-earning assets:
Loans (2) (3)	$847,043	$32,933	5.20%	$769,102	$31,029	5.39%
Loans held for sale	11,307	485	5.73%	10,522	441	5.60%
Taxable investment securities	244,380	4,124	2.26%	152,116	1,921	1.69%
Non-taxable investment securities (1)	101,344	1,900	2.51%	71,067	1,182	2.22%
Interest-bearing deposits	324,172	2,595	1.07%	222,900	213	0.13%
Total interest-earning assets	1,528,246	42,037	3.68%	1,225,707	34,786	3.79%
Cash and due from banks	45,329			39,581
Other assets	66,667			44,630
Total assets	$1,640,242			$1,309,918

Interest-bearing liabilities:
Money market deposits	$256,337	$178	0.09%	$212,115	$222	0.14%
Savings deposits	397,445	256	0.09%	288,236	203	0.09%
Time deposits	61,405	127	0.28%	49,900	140	0.38%
Total deposits	715,187	561	0.10%	550,251	565	0.14%
Junior subordinated debentures	10,310	267	3.46%	10,310	255	3.31%
Repurchase agreements & other	11,601	50	0.58%	14,660	6	0.05%
Total interest-bearing liabilities	737,098	878	0.16%	575,221	826	0.19%
Non-interest-bearing deposits	767,181			611,422
Other liabilities	11,824			10,048
Shareholders' equity	124,139			113,227
Total liabilities & equity	$1,640,242			$1,309,918
Cost of funding interest-earning assets (4)			0.08%			0.09%
Net interest income and margin (5)		$41,159	3.60%		$33,960	3.70%

(1)	Not computed on a tax-equivalent basis.
(2)	Average nonaccrual loan balances of $3.3 million for 2022 and $4.2 million for 2021 are included in average loan balances for computational purposes.
(3)	Net fees included in loan interest income for the nine-month period ended September 30, 2022 and 2021 were $561 thousand and $4.4 million, respectively.
(4)	Total annualized interest expense divided by the average balance of total earning assets.
(5)	Annualized net interest income divided by the average balance of total earning assets.

The following table sets forth changes in interest income and interest expense for the nine-month periods indicated and the amount of change attributable to variances in volume, rates and the combination of volume and rates based on the relative changes of volume and rates:

	2022 over 2021 change in net interest income
	for the nine months ended September 30,
	(in thousands)
	Volume (1)	Rate (2)	Mix (3)	Total

Interest-earning assets:
Loans	$3,144	$(1,126)	$(114)	$1,904
Loans held for sale	33	10	1	44
Taxable investment securities	1,165	646	392	2,203
Non-taxable investment securities	504	150	64	718
Interest-bearing deposits	97	1,571	714	2,382
Total interest income	4,943	1,251	1,057	7,251
Interest-bearing liabilities:
Money market deposits	46	(75)	(15)	(44)
Savings deposits	77	(17)	(7)	53
Time deposits	32	(37)	(8)	(13)
Junior subordinated debentures	-	12	-	12
Repurchase agreements & other	(1)	57	(12)	44
Total interest expense	154	(60)	(42)	52
Net interest income	$4,789	$1,311	$1,099	$7,199

(1)	The volume change in net interest income represents the change in average balance divided by the previous year’s rate.
(2)	The rate change in net interest income represents the change in rate divided by the previous year’s average balance.
(3)	The mix change in net interest income represents the change in average balance multiplied by the change in rate.

Provision for loan losses. During the nine months ended September 30, 2022 and 2021 we recorded a provision for loan losses of $1 million and $875 thousand, respectively. See “Analysis of Asset Quality and Allowance for Loan Losses” for a discussion of loan quality trends and the provision for loan losses.

Non-interest income. During the nine months ended September 30, 2022 and 2021 non-interest income totaled $8.9 million and $6.2 million, respectively.  The largest components of the increase in non-interest income were an increase in gain on sale of loans of $2.1 million and an increase of $316 thousand in other non-interest income. During the nine months ended September 30, 2022, we sold $48.9 million in guaranteed portions of SBA loans.  This compares to sales of $7.4 million during the nine months ended September 30, 2021. We did not sell SBA loans during the second and third quarters of 2021.  Loans held for sale at September 30, 2021 and September 30, 2022 were $28.4 million and $0.4 million, respectively. During the nine months ended September 30, 2022 and 2021, $22.5 million and $32.7 million in guaranteed portions of SBA loans were originated for sale.  Other non-interest income increased by $316 thousand, the largest component of which was $103 thousand in insurance proceeds related to fire damage at our Greenville, California branch. This branch was heavily damaged in the wildfires that swept through Northern California during the summer of 2021.

The following table describes the components of non-interest income for the nine-month periods ended September 30, 2022 and 2021, dollars in thousands:

	For the Nine Months Ended
	September 30,
	2022	2021	Dollar Change	Percentage Change
Gain on sale of loans, net	2,688	591	2,097	354.8%
Interchange income	2,478	2,367	111	4.7%
Service charges on deposit accounts	1,835	1,743	92	5.3%
Loan servicing fees	642	623	19	3.0%
Earnings on life insurance policies	281	279	2	0.7%
Other	944	628	316	50.3%
Total non-interest income	$8,868	$6,231	$2,637	42.3%

Non-interest expense.  During the nine months ended September 30, 2022, non-interest expense increased by $5.7 million.  The largest components of this increase were $4.0 million in salary and benefit expense, $630 thousand in occupancy and equipment costs, $219 thousand in outside service fees and $171 thousand in advertising and shareholder relations. During the  second and third quarters of 2021, the Company qualified for the Employee Retention Credit (ERC). The ERC was made available under the Coronavirus Aid, Relief, and Economic Security Act and modified and extended under the Taxpayer Certainty and Disaster Tax Relief Act of 2020.  The largest components of the increase in salary and benefit expense were $2.3 million in ERC during 2021, $1.5 million in salary expense and $365 thousand in accrued bonus expense. The increase in occupancy and equipment expense includes $313 thousand related to our Yuba City branch.  The largest components of the increase in outside service fees were $131 thousand in debit card and ATM processing costs and $91 thousand in human resources administration and payroll processing.  The increase in advertising and shareholder costs mostly relates to an increase of $162 thousand in expense paid to an advertising agency which is primarily focused on building our brand in Northern Nevada. The largest decline in non-interest expense was $109 thousand in professional fees which were abnormally high in 2021 related to non-recurring merger costs.

The following table describes the components of non-interest expense for the nine-month periods ended September 30, 2022 and 2021, dollars in thousands:

	For the Nine Months Ended
	September 30,
	2022	2021	Dollar Change	Percentage Change
Salaries and employee benefits	$12,700	$8,694	$4,006	46.1%
Occupancy and equipment	3,468	2,838	630	22.2%
Outside service fees	2,937	2,718	219	8.1%
Professional fees	930	1,039	(109)	(10.5)%
Telephone and data communication	572	536	36	6.7%
Armored car and courier	498	355	143	40.3%
Advertising and shareholder relations	496	325	171	52.6%
Director compensation and expense	429	329	100	30.4%
Deposit insurance	420	290	130	44.8%
Business development	372	222	150	67.6%
Amortization of Core Deposit Intangible	216	167	49	29.3%
Loan collection expenses	199	207	(8)	(3.9)%
Other	667	505	162	32.1%
Total non-interest expense	$23,904	$18,225	$5,679	31.2%

Provision for income taxes. The Company recorded an income tax provision of $6.5 million, or 25.9% of pre-tax income for the nine months ended September 30, 2022. This compares to an income tax provision of $5.6 million, or 26.5% of pre-tax income for the nine months ended September 30, 2021. The percentages for 2022 and 2021 differ from statutory rates as tax exempt items of income such as earnings on Bank owned life insurance and municipal loan and securities interest decrease taxable income.  During 2021 two non-recurring items affected the tax provision: nondeductible merger expenses and the ERC which is not taxable for state income tax.

RESULTS OF OPERATIONS FOR THE three MONTHS ENDED September 30, 2022

Net Income. The Company recorded net income of $7.2 million for the three months ended September 30, 2022 up $650 thousand from net income of $6.6 million for the three months ended September 30, 2021.  Increases of $2.2 million in net interest income and $553 thousand in non-interest income were partially offset by  increases of $1.6 million in non-interest expense, $422 thousand in the provision for income taxes and $50 thousand in the provision for loan losses.  The annualized return on average assets was 1.72% for the three months ended September 30, 2022  up from 1.71% for the three months ended September 30, 2021. The annualized return on average equity increased from 19.6% during the third quarter of  2021 to 23.7% during the current quarter.

The following is a detailed discussion of each component of the change in net income.

Net interest income before provision for loan losses.   Driven by growth in average interest earning assets and an increase in market rates, net interest income increased by $2.2 million from $13.5 million during the three months ended September 30, 2021 to $15.7 million for the three months ended September 30, 2022.  The increase in net interest income includes an increase of $2.1 million in interest income and a decrease of $30 thousand in interest expense. Interest and fees on loans decreased by $747 thousand related to a decline of $2.3 million in fees net of costs on PPP  loans.  During the current quarter we recorded amortization of loan fees net of loan costs on PPP loans totaling $237 thousand. This compares to $2.5 million during the third quarter of 2021.  This includes normal amortization on our PPP portfolio and the effect of PPP loan forgiveness.

Average loan balances increased by $2.2 million, while the average yield on these loans decreased by 36 basis points from 5.71% during the third quarter of 2021 to 5.35% during the current quarter. The decrease in loan yield relates to the decrease in PPP fees partially offset by an increase in market rates during 2022.  The average prime interest rate increased from 3.25% during the third quarter of 2021 to 5.35% during the current quarter. Approximately 23% of the Company's loans are tied to the prime interest rate.

Interest and fees on loans held for sale decreased by $169 thousand related to a decrease in average balance of $13.0 million from $15.8 million for the three months ended September 30, 2021 to $2.8 million for the three months ended September 30, 2022.

Interest on investment securities increased by $1.4 million from the third quarter of 2021, related to an increase in average total investment securities of $133 million to $388 million and an increase in yield on the investment portfolio from 1.80% during the third quarter of 2021 to 2.61% during the current quarter. Interest on cash balances increased by $1.7 million related to both an increase in the rate paid on these balances and an increase in average cash balances.  The rate paid on cash balances increased from 0.16% during the third quarter of 2021 to 2.29% during the current quarter mostly related to an increase in the rate paid on balances held at the Federal Reserve Bank.  The average rate paid on Federal Reserve balances was 0.15% during the third quarter of 2021 and 2.25% during the current quarter.

Net interest margin for the three months ended September 30, 2022 increased 17 basis points to 4.0%, up from 3.83% for the same period in 2021.

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

	For the Three Months Ended			For the Three Months Ended
	September 30, 2022			September 30, 2021
	Average			Average
	Balance	Interest	Yield/	Balance	Interest	Yield/
	(in thousands)	(in thousands)	Rate	(in thousands)	(in thousands)	Rate
Interest-earning assets:
Loans (2) (3)	$863,132	$11,637	5.35%	$860,980	$12,384	5.71%
Loans held for sale	2,814	50	7.05%	15,846	219	5.48%
Taxable investment securities	279,342	1,811	2.57%	173,039	714	1.64%
Non-taxable investment securities (1)	108,508	741	2.71%	81,995	443	2.14%
Interest-bearing deposits	305,526	1,766	2.29%	270,655	109	0.16%
Total interest-earning assets	1,559,322	16,005	4.07%	1,402,515	13,869	3.92%
Cash and due from banks	32,934			61,373
Other assets	70,665			59,386
Total assets	$1,662,921			$1,523,274

Interest-bearing liabilities:
Money market deposits	$251,427	$55	0.09%	$250,034	$95	0.15%
Savings deposits	410,496	89	0.09%	326,097	67	0.08%
Time deposits	58,179	39	0.27%	67,505	66	0.39%
Total deposits	720,102	183	0.09%	643,636	228	0.14%
Junior subordinated debentures	10,310	89	3.42%	10,310	90	3.46%
Repurchase agreements & other	10,842	17	0.62%	13,575	1	0.03%
Total interest-bearing liabilities	741,254	289	0.15%	667,521	319	0.19%
Non-interest-bearing deposits	789,218			709,896
Other liabilities	11,635			12,862
Shareholders' equity	120,814			132,995
Total liabilities & equity	$1,662,921			$1,523,274
Cost of funding interest-earning assets (4)			0.07%			0.09%
Net interest income and margin (5)		$15,716	4.00%		$13,550	3.83%

(1)	Not computed on a tax-equivalent basis.
(2)	Average nonaccrual loan balances of $1.6 million for 2022 and $6.2 million for 2021 are included in average loan balances for computational purposes.
(3)	Net fees included in loan interest income for the three-month period ended September 30, 2022 and 2021 were $50 thousand and $2.2 million, respectively.
(4)	Total annualized interest expense divided by the average balance of total earning assets.
(5)	Annualized net interest income divided by the average balance of total earning assets.

The following table sets forth changes in interest income and interest expense for the three-month periods indicated and the amount of change attributable to variances in volume, rates and the combination of volume and rates based on the relative changes of volume and rates:

	2022 over 2021 change in net interest income
	for the three months ended September 30,
	(in thousands)
	Volume (1)	Rate (2)	Mix (3)	Total

Interest-earning assets:
Loans	$31	$(776)	$(2)	$(747)
Loans held for sale	(180)	63	(52)	(169)
Taxable investment securities	439	408	250	1,097
Non-taxable investment securities	143	117	38	298
Interest-bearing deposits	14	1,455	188	1,657
Total interest income	447	1,267	422	2,136
Interest-bearing liabilities:
Money market deposits	-	(40)	0	(40)
Savings deposits	17	4	1	22
Time deposits	(9)	(21)	3	(27)
Junior subordinated debentures	-	(1)	-	(1)
Repurchase agreements & other	-	20	(4)	16
Total interest expense	8	(38)	-	(30)
Net interest income	$439	$1,305	$422	$2,166

(1)	The volume change in net interest income represents the change in average balance divided by the previous year’s rate.
(2)	The rate change in net interest income represents the change in rate divided by the previous year’s average balance.
(3)	The mix change in net interest income represents the change in average balance multiplied by the change in rate.

Provision for loan losses. During the three months ended September 30, 2022 and 2021 we recorded a provision for loan losses of $300 thousand and $250 thousand, respectively. See “Analysis of Asset Quality and Allowance for Loan Losses” for a discussion of loan quality trends and the provision for loan losses.

Non-interest income. Non-interest income increased by $553 thousand to $2.6 million during the current quarter up from $2.0 million during the three months ended September 30, 2021. The largest component of this increase was an increase in gain on sale of SBA loans of $353 thousand. We did not sell SBA loans during the  third quarter of 2021.  During the current quarter we sold $10.7 million in guaranteed portions of SBA loans and ended the quarter with loans held for sale totaling $434 thousand.

The following table describes the components of non-interest income for the three-month periods ended September 30, 2022 and 2021, dollars in thousands:

	For the Three Months Ended
	September 30,
	2022	2021	Dollar Change	Percentage Change
Interchange income	$864	$839	$25	3.0%
Service charges on deposit accounts	666	636	30	4.7%
Gain on sale of loans, net	353	-	353	100.0%
Loan servicing fees	220	200	20	10.0%
Earnings on life insurance policies	99	104	(5)	(4.8)%
Other	352	222	130	58.6%
Total non-interest income	$2,554	$2,001	$553	27.6%

Non-interest expense.  During the three months ended September 30, 2022, total non-interest expense increased by $1.6 million from $6.6 million during the third quarter of 2021 to $8.2 million during the current quarter. The largest component of this increase was an increase in salary and benefit expense of $1.4 million primary related to a $1.2 million ERC received during the third quarter of 2021. Occupancy and equipment costs increased by $177 thousand the largest component of this increase relates to an increased investment in software primarily related to our lending platform. During the current quarter we made a one-time adjustment to accrued deposit insurance expense resulting in an $80 thousand reduction in this expense from the third quarter of 2021.

The following table describes the components of non-interest expense for the three-month periods ended September 30, 2022 and 2021, dollars in thousands:

	For the Three Months Ended
	September 30,
	2022	2021	Dollar Change	Percentage Change
Salaries and employee benefits	$4,380	$2,940	$1,440	49.0%
Occupancy and equipment	1,220	1,043	177	17.0%
Outside service fees	1,007	1,101	(94)	(8.5)%
Professional fees	314	246	68	27.6%
Advertising and shareholder relations	194	154	40	26.0%
Telephone and data communication	190	206	(16)	(7.8)%
Armored car and courier	183	130	53	40.8%
Director compensation and expense	154	132	22	16.7%
Business development	130	95	35	36.8%
Amortization of Core Deposit Intangible	72	83	(11)	(13.3)%
Loan collection expenses	56	113	(57)	(50.4)%
Deposit insurance	48	128	(80)	(62.5)%
Other	250	230	20	8.7%
Total non-interest expense	$8,198	$6,601	$1,597	24.2%

Provision for income taxes. The Company recorded an income tax provision of $2.5 million, or 26.0% of pre-tax income for the three months ended September 30, 2022. This compares to an income tax provision of $2.1 million, or 24.4% of pre-tax income for the three months ended September 30, 2021. The percentages for 2022 and 2021 differ from statutory rates as tax exempt items of income such as earnings on Bank owned life insurance and municipal loan and securities interest decrease taxable income and during 2021 nondeductible merger expenses which increase taxable income. The decrease in the effective tax rate in the 2021 quarter is primarily related to the ERC which is not taxable for state income tax.

FINANCIAL CONDITION

Total assets at September 30, 2022 were $1.7 billion, an increase of $39 million from December 31, 2021. Net loans increased by $20.3 million from $829.4 million at December 31, 2021 to $849.7 million at September 30, 2022. Loans held for sale decreased by $30.8 million from $31.3 million at December 31, 2021 to $434 thousand at September 30, 2022. Investment securities increased by $77.3 million from $305.9 million at December 31, 2021 to $383.2 million at September 30, 2022. Cash and cash equivalents totaled $334.1 million at September 30, 2022 down $46.5 million from $380.6 million at December 31, 2021.

Deposits totaled $1.5 billion at September 30, 2022, an increase of $72.2 million from December 31, 2021. Mostly related to a $43.9 million decrease in other comprehensive income from income of $1.6 million at December 31, 2021 to a loss of $42.3 million at September 30, 2022, shareholders’ equity decreased by $27.6 million from $134.1 million at December 31, 2021 to $106.5 million at September 30, 2022.

Loan Portfolio. Gross loans totaled $858.0 million, an increase of $19.4 million from December 31, 2021. PPP loans declined by $33.4 million from $34.6 million at December 31, 2021 to $1.2 million at September 30, 2022.  Unearned fees, net of costs, on PPP loans declined by $1.2 million from $1.3 million at December 31, 2021 to $52 thousand at September 30, 2022.

The  largest areas of growth in the Company’s loan portfolio were $39.0 million in commercial real estate loans and $4.0 million in construction loans.  The largest decline in loan balances was $26.6 million in commercial loans, resulting from the $33.4 million decline in PPP loans discussed above. Although the Company offers a broad array of financing options, it continues to concentrate its focus on small to medium sized commercial businesses. These loans offer diversification as to industries and types of businesses, thus limiting material exposure in any industry concentrations. The Company offers both fixed and floating rate loans and obtains collateral in the form of real property, business assets and deposit accounts, but looks to business and personal cash flows as its primary source of repayment.

As shown in the following table the Company's largest lending categories are commercial real estate loans, agricultural loans, commercial loans and auto loans.

		Percent of		Percent of
		Loans in Each		Loans in Each
	Balance at End	Category to	Balance at End	Category to
(dollars in thousands)	of Period	Total Loans	of Period	Total Loans
	09/30/2022	09/30/2022	12/31/2021	12/31/2021
Commercial	$73,227	8.5%	$99,804	11.9%
Agricultural	124,894	14.6%	126,456	15.1%
Real estate – residential	15,999	1.9%	15,837	1.9%
Real estate – commercial	457,624	53.3%	418,609	49.9%
Real estate – construction & land	55,511	6.5%	51,526	6.1%
Equity Lines of Credit	34,568	4.0%	32,793	3.9%
Auto	91,425	10.7%	89,046	10.6%
Other	4,728	0.5%	4,516	0.6%
Total Gross Loans	$857,976	100%	$838,587	100%

The Company’s real estate related loans, including real estate mortgage loans, real estate construction and land development loans, consumer equity lines of credit, and agricultural loans secured by real estate, comprised 76% of the total loan portfolio at September 30, 2022. Moreover, the business activities of the Company currently are focused in the California counties of Plumas, Nevada, Placer, Lassen, Modoc, Shasta, Sierra, and Sutter and in Washoe and Carson City Counties in Northern Nevada. Consequently, the results of operations and financial condition of the Company are dependent upon the general trends in these economies and, in particular, the commercial real estate markets. In addition, the concentration of the Company's operations in these areas of Northeastern California and Northwestern Nevada exposes it to greater risk than other banking companies with a wider geographic base in the event of catastrophes, such as earthquakes, fires and floods in these regions.

The rates of interest charged on variable rate loans are set at specific increments in relation to the Company's lending rate or other indexes such as the published prime interest rate or U.S. Treasury rates and vary with changes in these indexes. The frequency in which variable rate loans reprice can vary from one day to several years. At September 30, 2022 and December 31, 2021, approximately 79% and 76%, respectively of the Company's loan portfolio was comprised of variable rate loans. Loans indexed to the prime interest rate were approximately 23% of the Company’s loan portfolio; these loans reprice within one day to three months of a change in the prime rate. At September 30, 2022 and December 31, 2021, 52% and 55%, respectively of the variable loans were at their respective floor rate. While real estate mortgage, agricultural, commercial and consumer lending remain the foundation of the Company's historical loan mix, some changes in the mix have occurred due to the changing economic environment and the resulting change in demand for certain loan types.

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

The allowance for loan losses is established through charges to earnings in the form of the provision for loan losses. Loan losses are charged to, and recoveries are credited to the allowance for loan losses. The allowance for loan losses is maintained at a level deemed appropriate by management to provide for known and inherent risks in the loan portfolio. The adequacy of the allowance for loan losses is based upon management's continuing assessment of various factors affecting the collectability of loans including current economic conditions, maturity of the portfolio, size of the portfolio, industry concentrations, borrower credit history, collateral, the existing allowance for loan losses, independent credit reviews, current charges and recoveries to the allowance for loan losses and the overall quality of the portfolio as determined by management, regulatory agencies, and independent credit review consultants retained by the Company. There is no precise method of predicting specific losses or amounts which may ultimately be charged off on particular segments of the loan portfolio. The collectability of a loan is subjective to some degree, but must relate to the borrower’s financial condition, cash flow, quality of the borrower’s management expertise, collateral and guarantees, and state of the local economy.

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

In June 2016, the FASB issued ASU No. 2016-13, Measurement of Credit Losses on Financial Instruments. ASU No. 2016-13 significantly changes how entities will measure credit losses for most financial assets and certain other instruments that aren’t measured at fair value through net income. The standard will replace today’s “incurred loss” approach with an “expected loss” model. The new model, referred to as the current expected credit loss (“CECL”) model, will apply to: (1) financial assets subject to credit losses and measured at amortized cost, and (2) certain off-balance sheet credit exposures. This includes, but is not limited to, loans, leases, held-to- maturity securities, loan commitments, and financial guarantees. The CECL model does not apply to available-for-sale (“AFS”) debt securities. For AFS debt securities with unrealized losses, entities will measure credit losses in a manner similar to what they do today, except that the losses will be recognized as allowances rather than reductions in the amortized cost of the securities. The ASU also simplifies the accounting model for purchased credit-impaired debt securities and loans. ASU No. 2016- 13 also expands the disclosure requirements regarding an entity’s assumptions, models, and methods for estimating the allowance for loan and lease losses. On October 16, 2019, the FASB approved a proposal to change the effective date of ASU No. 2016-13 for smaller reporting companies, as defined by the SEC, and other non-SEC reporting entities, delaying the effective date to fiscal years beginning after December 31, 2022, including interim periods within those fiscal periods. As the Company is a smaller reporting company and has not adopted provisions of the standard early, the delay is applicable to the Company. The Company has begun its implementation efforts by establishing an implementation team chaired by the Company’s Chief Credit Officer and composed of members of the Company’s credit administration and accounting departments. We have purchased software to support the CECL calculation of the allowance for loan losses under ASU No 2016-13. During the third quarter of 2021 we engaged a consultant to perform a model validation of our CECL model and to assist us in documenting all aspects of the CECL model. The Company’s preliminary evaluation indicates the provisions of ASU No. 2016-13 are expected to impact the Company’s Consolidated Financial Statements, in particular the level of the reserve for credit losses. However, the Company continues to evaluate the extent of the potential impact.

The following table provides certain information for the dates indicated with respect to the Company's allowance for loan losses as well as charge-off and recovery activity.

	For the Nine Months Ended		For the Year Ended
(dollars in thousands)	September 30,		December 31,
	2022	2021	2021	2020	2019
Balance at beginning of period	$10,352	$9,902	$9,902	$7,243	$6,958
Charge-offs:
Commercial	169	189	188	131	587
Agricultural	-	-	-	-	-
Real estate – residential	-	-	-	-	-
Real estate – commercial	19	-	-	-	-
Real estate – construction & land	-	-	-	-	-
Equity Lines of Credit	-	-	-	-	6
Auto	632	459	703	574	867
Other	35	44	47	82	61
Total charge-offs	855	692	938	787	1,521
Recoveries:
Commercial	23	56	72	34	26
Agricultural	-	-	-	-	-
Real estate – residential	2	3	3	15	3
Real estate – commercial	1	6	8	8	4
Real estate – construction & land	-	-	-	-	-
Equity Lines of Credit	-	2	4	4	5
Auto	388	120	136	200	258
Other	9	33	40	10	10
Total recoveries	423	220	263	271	306
Net charge-offs	432	472	675	516	1,215
Provision for loan losses	1,000	875	1,125	3,175	1,500
Balance at end of period	$10,920	$10,305	$10,352	$9,902	$7,243
Net charge-offs during the period to average loans (annualized for the nine-month periods)	0.07%	0.08%	0.09%	0.07%	0.21%
Allowance for loan losses to total loans	1.27%	1.23%	1.23%	1.40%	1.17%

During the nine months ended September 30, 2022 and 2021 we recorded a provision for loan losses of $1 million and $875 thousand, respectively. Net charge-offs totaled $432 thousand during the nine months ended September 30, 2022, a decrease of $40 thousand from $472 thousand during the nine months ended September 30, 2021.

The following table provides a breakdown of the allowance for loan losses at September 30, 2022 and December 31, 2021:

		Percent of		Percent of
		Loans in Each		Loans in Each
	Balance at End	Category to	Balance at End	Category to
(dollars in thousands)	of Period	Total Loans	of Period	Total Loans
	9/30/2022	9/30/2022	12/31/2021	12/31/2021
Commercial	$824	8.5%	$1,074	11.9%
Agricultural	1,006	14.6%	791	15.1%
Real estate – residential	134	1.9%	168	1.9%
Real estate – commercial	4,206	53.3%	4,549	49.9%
Real estate – construction & land development	1,900	6.5%	1,325	6.1%
Equity Lines of Credit	642	4.0%	426	3.9%
Auto	2,069	10.7%	1,911	10.6%
Other	139	0.5%	108	0.6%
Total	$10,920	100%	$10,352	100%

The allowance for loan losses totaled $10.9 million at September 30, 2022  and $10.4 million at  December 31, 2021. At least quarterly, the Company evaluates each specific reserve and if it determines that the loss represented by the specific reserve is uncollectable it records a charge-off for the uncollectable portion. Specific reserves related to impaired loans totaled $21 thousand at September 30, 2022 and $28 thousand at December 31, 2021.  The allowance for loan losses as a percentage of total loans was 1.27% at September 30, 2022 and 1.23% at December 31, 2021.

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

Loans restructured (TDRs) not included in nonperforming loans in the following table totaled $0.8 million at September 30, 2022 and $0.9 million at December 31, 2021, 2020 and 2019. For additional information related to restructured loans see Note 4 to the condensed consolidated financial statements contained within this Form 10-Q.

The following table sets forth the amount of the Company's nonperforming assets as of the dates indicated.

	At
	September 30,	At December 31,
	2022	2021	2020	2019
	(dollars in thousands)

Nonaccrual loans	$1,485	$4,863	$2,536	$2,050
Loans past due 90 days or more and still accruing	-	-	-	-
Total nonperforming loans	1,485	4,863	2,536	2,050
Other real estate owned	369	487	403	707
Other vehicles owned	18	47	31	56
Total nonperforming assets	$1,872	$5,397	$2,970	$2,813
Interest income forgone on nonaccrual loans	$169	$381	$119	$158
Interest income recorded on a cash basis on nonaccrual loans	$-	$-	$-	$-
Nonperforming loans to total loans	0.17%	0.58%	0.36%	0.33%
Nonperforming assets to total assets	0.11%	0.33%	0.27%	0.33%

Nonperforming loans at September 30, 2022 were $1.5 million, a decrease of $3.4 million from $4.9 million at December 31, 2021.   There were no specific reserves on nonaccrual loans at September 30, 2022 or December 31, 2021.  Performing loans past due thirty to eighty-nine days were $3.0 million at September 30, 2022 down from $3.5 million at December 31, 2021. Of the loans past due thirty to eighty-nine days at September 30, 2022, $1.8 million were automobile loans.

A substandard loan is not adequately protected by the current sound worth and paying capacity of the borrower or the value of the collateral pledged, if any. Total substandard loans decreased by $2.7 million from $5.5 million at December 31, 2021 to $2.8 million at September 30, 2022. Loans classified as special mention increased by $2.5 million from $5.0 million at December 31, 2021 to $7.5 million at September 30, 2022.

At September 30, 2022 and December 31, 2021, the Company's recorded investment in impaired loans totaled $1.4 million and $4.9 million, respectively. The specific allowance for loan losses related to impaired loans totaled $21 thousand and $28 thousand at September 30, 2022 and December 31, 2021.

It is the policy of management to make additions to the allowance for loan losses so that it remains appropriate to absorb the inherent risk of loss in the portfolio. Management believes that the allowance at September 30, 2022 is appropriate. However, the determination of the amount of the allowance is judgmental and subject to economic conditions which cannot be predicted with certainty. Accordingly, the Company cannot predict whether charge-offs of loans in excess of the allowance may occur in future periods.

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

As of  September 30, 2022 and December 31, 2021 the Company had $434 thousand and $31.3 million, respectively in SBA government guaranteed loans held for sale. Loans held for sale are recorded at the lower of cost or fair value and therefore may be reported at fair value on a non-recurring basis. The fair values for loans held for sale are based on either observable transactions of similar instruments or formally committed loan sale prices.

OREO represents real property acquired by the Bank either through foreclosure or through a deed in lieu thereof from the borrower. Repossessed assets include vehicles and other commercial assets acquired under agreements with delinquent borrowers. OREO holdings represented 2 properties totaling $369 thousand at  September 30, 2022 and 3 properties totaling $487 thousand at  December 31, 2021. Nonperforming assets as a percentage of total assets were 0.11% at September 30, 2022 and 0.33% at December 31, 2021.

The following table provides a summary of the change in the number and balance of OREO properties for the nine months ended September 30, 2022 and 2021 (dollars in thousands):

	Nine Months Ended September 30,
	#	2022	#	2021
Beginning Balance	3	$487	3	$403
Additions	-	-	2	259
Dispositions	1	(118)	1	(56)
Provision from change in OREO valuation	-	-	-	(37)
Ending Balance	2	$369	4	$569

Investment Portfolio and Federal Funds Sold. Total investment securities were $383 million as of September 30, 2022 and $306 million as of December 31, 2021.  Net unrealized losses on available-for-sale investment securities totaling $62.2 million were recorded, net of $18.4 million in tax benefit, as accumulated other comprehensive loss within shareholders' equity at September 30, 2022.   Net unrealized gains on available-for-sale investment securities totaling $1.7 million were recorded, net of $493 thousand in tax expense, as accumulated other comprehensive income within shareholders' equity at December 31, 2021. No securities were sold during the nine months ended September 30, 2022 and 2021. The change from an unrealized gain of $1.7 million  to an unrealized loss of $62.2 million is related to a significant increase in market rates. During the first quarter of 2022 the Federal Reserve began increasing the Federal Funds rate to combat inflationary pressures in the economy.  The Federal Funds rate has increased 300 basis points during the nine months ended September 30, 2022 .

The investment portfolio at September 30, 2022 consisted of $9.7 million in U.S. Treasury securities, $190.5 million in securities of U.S. Government-sponsored agencies, $78.8 million in securities of U.S. Government-agencies and 227 municipal securities totaling $104.2 million. The investment portfolio at December 31, 2021 consisted of $151.0 million in securities of U.S. Government-sponsored agencies, $57.2 million in securities of U.S. Government-agencies and 188 municipal securities totaling $97.7 million.

There were no Federal funds sold at September 30, 2022 and December 31, 2021; however, the Bank maintained interest earning balances at the Federal Reserve Bank totaling $305 million at September 30, 2022 and $320 million at December 31, 2021. The balance, at September 30, 2022, earns interest at the rate of 3.15%.

The Company classifies its investment securities as available-for-sale or held-to-maturity. Currently all securities are classified as available-for-sale. Securities classified as available-for-sale may be sold to implement the Company's asset/liability management strategies and in response to changes in interest rates, prepayment rates and similar factors.

Deposits. Total deposits increased by $72.2 million from $1.4 billion at December  31, 2021 to $1.5 billion at September 30, 2022. The increase in deposits includes increases of $59.3 million in demand deposits and $37.0 million in savings accounts.  Money market accounts declined by $15.1 million and time deposits declined by $9.0 million.

The following table shows the distribution of deposits by type at September 30, 2022 and December 31, 2021.

		Percent of		Percent of
		Deposits in Each		Deposits in Each
	Balance at End	Category to	Balance at End	Category to
(dollars in thousands)	of Period	Total Deposits	of Period	Total Deposits
	09/30/2022	09/30/2022	12/31/2021	12/31/2021
Non-interest bearing	$795,880	52.7%	$736,582	51.2%
Money Market	245,902	16.3%	261,005	18.1%
Savings	414,039	27.4%	377,050	26.2%
Time	55,375	3.6%	64,362	4.5%
Total Deposits	$1,511,196	100%	$1,438,999	100%

Deposits represent the Bank's primary source of funds. Deposits are primarily core deposits in that they are demand, savings and time deposits generated from local businesses and individuals. These sources are considered to be relatively stable, long-term relationships thereby enhancing steady growth of the deposit base without major fluctuations in overall deposit balances. The Company experiences, to a small degree, some seasonality with the slower growth period between November through April, and the higher growth period from May through October. To assist in meeting any funding demands, the Company maintains a secured borrowing arrangement with the Federal Home Loan Bank of San Francisco (FHLB). There were no brokered deposits at September 30, 2022 or December 31, 2021.

Short-term Borrowing Arrangements. The Company is a member of the FHLB and can borrow up to $266 million from the FHLB secured by commercial and residential mortgage loans with carrying values totaling $550 million. The Company is required to hold FHLB stock as a condition of membership. At September 30, 2022  the Company held $5.0 million of FHLB stock which is recorded as a component of other assets. Based on this level of stock holdings the Company can borrow up to $183.8 million. To borrow the full $266 million in available credit the Company would need to purchase $2.2 million in additional FHLB stock. In addition to its FHLB borrowing line, the Company has unsecured short-term borrowing agreements with two of its correspondent banks in the amounts of $50 million and $20 million. There were no outstanding borrowings to the FHLB or the correspondent banks at September 30, 2022 and December 31, 2021.

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

On January 25, 2022 the Company replaced this facility with a $15 million Loan Agreement (the “Loan Agreement”) and Promissory Note (the “Term Note”). The Term Note matures on January 25, 2035 and can be prepaid at any time.  During the initial three years of the Loan Agreement the Term Note functions as an interest only revolving line of credit.  Beginning on year four the Term Note converts into a term loan requiring semi-annual principal and interest payments and no further advances can be made. The proceeds of this lending facility shall be used by the Company for general corporation purposes, and to provide capital injections into the Bank. The Term Note bears interest at a fixed rate of 3.85% for the first 5 years and then at a floating interest rate linked to WSJ Prime Rate for the remaining eight year term. The Loan Agreement provides for a $187,500 loan fee. The Note is secured by the common stock of the Bank. The Loan Agreement contains certain financial and non-financial covenants, which include, but are not limited to, a minimum leverage ratio at the Bank, a minimum total risk-based capital ratio at the Bank, a maximum Texas Ratio at the Bank, a minimum level of Tier 1 capital at the Bank  and a return on average assets needed to generate a 1.25X debt service coverage ratio. The Loan Agreement also contains customary events of default, including, but not limited to, failure to pay principal or interest, the commencement of certain bankruptcy proceedings, and certain adverse regulatory events affecting the Company or the Bank. Upon the occurrence of an event of default under the Loan Agreement, the Company’s obligations under the Loan Agreement may be accelerated. The Company was in compliance with all covenants related to the Term Note at September 30, 2022 and has not borrowed on the Term Note.

Repurchase Agreements. The Bank offers a repurchase agreement product for its larger customers which use securities sold under agreements to repurchase as an alternative to interest-bearing deposits. Securities sold under agreements to repurchase totaling $13.0 million and $17.3 million at September 30, 2022 and December 31, 2021, respectively are secured by U.S. Government agency securities with a carrying amount of $17.4 million and $23.0 million at September 30, 2022 and December 31, 2021, respectively. Interest paid on this product is similar to that which is paid on the Bank’s money market accounts; however, these are not deposits and are not FDIC insured.

Junior Subordinated Deferrable Interest Debentures. Plumas Statutory Trust I and II are business trust subsidiaries formed by the Company with capital at September 30, 2022 of $371,000 and $186,000, respectively, for the sole purpose of issuing trust preferred securities fully and unconditionally guaranteed by the Company.

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

Interest expense recognized by the Company for the nine months ended September 30, 2022 and 2021 related to the subordinated debentures was $267 thousand and $255 thousand, respectively.

Interest Rate Swaps

From time to time, we may use interest rate swaps or other instruments to manage our interest rate exposure and reduce the impact of future interest rate changes.  These financial instruments are not used for trading or speculative purposes.  On May 26, 2020 we entered into two separate interest rate swap agreements, effectively converting the $10 million in Subordinated Debentures to fixed obligations.  The swaps have a 10 year maturity and fix the LIBOR rate on the Subordinated Debentures at approximately 75 basis points. These agreements have been designated and qualify as cash flow hedging instruments and, as such changes in the fair value are recorded in accumulated other comprehensive income/loss to the extent the agreements are effective hedges.  At September 30, 2022  and December 31, 2021 the carrying value of the swaps, which was included in other assets, was an unrealized gain of $2.1 million and $607 thousand, respectively.

Capital Resources

Shareholders’ equity decreased by $27.6 million from $134.1 million at December 31, 2021 to $106.5 million at September 30, 2022. The $27.6 million decrease was related to a reduction in accumulated other comprehensive income of $43.9 million to a loss of $42.3 million and shareholder dividends of $2.8 million partially offset by earnings during the first nine months of 2022 of $18.6 million and $439 thousand representing stock option activity.

It is the policy of the Company to periodically distribute excess retained earnings to the shareholders through the payment of cash dividends. Such dividends help promote shareholder value and capital adequacy by enhancing the marketability of the Company’s stock. All authority to provide a return to the shareholders in the form of a cash or stock dividend or split rests with the Board of Directors. The Board will periodically, but on no regular schedule, review the appropriateness of a cash dividend payment. Banking regulations limit the amount of dividends that may be paid without prior approval of regulatory agencies. The Company is subject to various restrictions on the payment of dividends.  Quarterly cash dividends of $0.16 were paid on August 15, 2022,  May 16, 2022 and February 15, 2022 and quarterly cash dividends of  $0.14 per share were paid on November 15, 2021,  August 16, 2021,  May 17, 2021 and February 15, 2021.

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

In July, 2013, the federal bank regulatory agencies adopted rules implementing the Basel Committee on Banking Supervision’s capital guidelines for U.S. depository organizations, sometimes called “Basel III,” that increased the minimum regulatory capital requirements for bank holding companies and depository institutions and implemented strict eligibility criteria for regulatory capital instruments. The Basel III capital rules include a minimum common equity Tier 1 ratio of 4.5%, a Tier 1 capital ratio of 6.0%, a total risk-based capital ratio of 8.0%, and a minimum leverage ratio of 4.0% (calculated as Tier 1 capital to average consolidated assets). The minimum capital levels required to be considered “well capitalized” include a common equity Tier 1 ratio of 6.5%, a Tier 1 risk-based capital ratio of 8.0%, a total risk-based capital ratio of 10.0%  and a leverage ratio of 5.0%.  In addition, the Basel III capital rules require that banking organizations maintain a capital conservation buffer of 2.5% above the minimum capital requirements in order to avoid restrictions on their ability to pay dividends, repurchase stock or pay discretionary bonuses. Including the capital conservation buffer of 2.5%, the Basel III capital rules require the following minimum ratios for a bank holding company or bank to be considered well capitalized: a common equity Tier 1 capital ratio of 7.0%; a Tier 1 capital ratio of 8.5%, and a total capital ratio of 10.5%. At September 30, 2022 and  December 31, 2021, the Bank’s capital ratios exceeded the thresholds necessary to be considered “well capitalized” under the Basel III framework.

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

The following table sets forth the Bank's actual capital amounts and ratios (dollar amounts in thousands):

			Minimum Amount of Capital Required
					To be Well-Capitalized
			For Capital		Under Prompt
	Actual		Adequacy Purposes (1)		Corrective Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
September 30, 2022
Common Equity Tier 1 Ratio	$150,194	14.8%	$45,553	4.5%	$65,798	6.5%
Tier 1 Leverage Ratio	150,194	8.9%	67,627	4.0%	84,533	5.0%
Tier 1 Risk-Based Capital Ratio	150,194	14.8%	60,737	6.0%	80,983	8.0%
Total Risk-Based Capital Ratio	161,455	15.9%	80,983	8.0%	101,228	10.0%

December 31, 2021
Common Equity Tier 1 Ratio	$134,015	14.4%	$42,024	4.5%	$60,701	6.5%
Tier 1 Leverage Ratio	134,015	8.4%	64,066	4.0%	80,083	5.0%
Tier 1 Risk-Based Capital Ratio	134,015	14.4%	56,032	6.0%	74,709	8.0%
Total Risk-Based Capital Ratio	144,708	15.5%	74,709	8.0%	93,387	10.0%

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

Off-Balance Sheet Arrangements

Loan Commitments. In the normal course of business, there are various commitments outstanding to extend credits that are not reflected in the financial statements. Commitments to extend credit and letters of credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Annual review of commercial credit lines, letters of credit and ongoing monitoring of outstanding balances reduces the risk of loss associated with these commitments. As of September 30, 2022, the Company had $172.3 million in unfunded loan commitments and no letters of credit. This compares to $162.5 million in unfunded loan commitments and $12 thousand in letters of credit at December 31, 2021. Of the $172.3 million in unfunded loan commitments, $112.4 million and $59.9 million represented commitments to commercial and consumer customers, respectively. Of the total unfunded commitments at September 30, 2022, $100.4 million were secured by real estate, of which $50.1 million was secured by commercial real estate and $50.3 million was secured by residential real estate mostly in the form of equity lines of credit. The commercial loan commitments not secured by real estate primarily represent business lines of credit, while the consumer loan commitments not secured by real estate primarily represent revolving credit card lines and overdraft protection lines. Since some of the commitments are expected to expire without being drawn upon the total commitment amounts do not necessarily represent future cash requirements.

Operating Leases. The Company leases three depository branches, one of which is a land lease on which we own the building, three lending offices, two administrative offices and two non-branch automated teller machine locations.  The expiration dates of the leases vary, with the first such lease expiring during 2022 and the last such lease expiring during 2044. Including variable lease expense, total rent expense was $457 thousand and $352 thousand during the nine months ended September 30, 2022 and 2021, respectively.

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

The Company is a member of the FHLB and can borrow up to $266 million from the FHLB secured by commercial and residential mortgage loans with carrying values totaling $550 million. See “Short-term Borrowing Arrangements” for additional information on our FHLB borrowing capacity. In addition to its FHLB borrowing line, the Company has unsecured short-term borrowing agreements with two of its correspondent banks in the amounts of $50 million and $20 million. There were no outstanding borrowings to the FHLB or the correspondent banks at September 30, 2022 and December 31, 2021.

Customer deposits are the Company’s primary source of funds. Total deposits increased by $72.2 million from $1.4 billion at December  31, 2021 to $1.5 billion at September 30, 2022.  Deposits are held in various forms with varying maturities. The Company’s securities portfolio, Federal funds sold, FHLB advances, and cash and due from banks serve as the primary sources of liquidity, providing adequate funding for loans during periods of high loan demand. During periods of decreased lending, funds obtained from the maturing or sale of investments, loan payments, and new deposits are invested in short-term earning assets, such as cash held at the FRB, Federal funds sold and investment securities, to serve as a source of funding for future loan growth. Management believes that the Company’s available sources of funds, including borrowings, will provide adequate liquidity for its operations in the foreseeable future.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

The Company’s management, including the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of September 30, 2022.  The Company’s disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the U.S. Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.  Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2022.

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended September 30, 2022 that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

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

4	Specimen form of certificate for Plumas Bancorp included as Exhibit 4 to the Registrant’s Form S-4, File No. 333-84534, which is incorporated by reference herein.

4.1	Description of Securities of Plumas Bancorp Registered Under Section 12 of the Exchange Act, is included as Exhibit 4.1 to the Registrant's 10-K for December 31, 2019, which is incorporated by this reference herein.

31.1*	Rule 13a-14(a) [Section 302] Certification of Principal Financial Officer dated November 9. 2022.

31.2*	Rule 13a-14(a) [Section 302] Certification of Principal Executive Officer dated November 9, 2022.

32.1*	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 dated November 9, 2022.

32.2*	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 dated November 9, 2022.

101.INS*	Inline XBRL Instance Document (the Instance Document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PLUMAS BANCORP
(Registrant)
Date: November 9, 2022
/s/ Richard L. Belstock
Richard L. Belstock
Chief Financial Officer

/s/ Andrew J. Ryback
Andrew J. Ryback
Director, President and Chief Executive Officer