Form 10-K
period 2022-12-31
PLUMAS BANCORP
filed 2023-03-16
CIK 1168455

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2022

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
Emerging Growth Company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its  audit report.  ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark if the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

☐ Yes ☒ No

As of June 30, 2022, the aggregate market value of the voting and non-voting common equity held by non-affiliates on the Nasdaq Stock Market was approximately $153.0 million, based on the closing price reported to the Registrant on June 30, 2022 of $28.54 per share.

Shares of Common Stock held by each officer and director have been excluded in that such persons may be deemed to be affiliates.  This determination of the affiliate status is not necessarily a conclusive determination for other purposes.

As of March 13, 2023 there were 5,859,608 shares of the registrant's Common Stock outstanding.

 Documents Incorporated by Reference: Portions of the definitive proxy statement for the 2023 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission pursuant to SEC Regulation 14A are incorporated by reference in Part III, Items 10-14.

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

General

The Company.  Plumas Bancorp is a bank holding company headquartered in Reno, Nevada.  Substantially all of the Company's operations are conducted through its subsidiary, Plumas Bank.

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

At December 31, 2022, the Company had consolidated assets of $1.6 billion, deposits of $1.5 billion, other liabilities of $44 million and shareholders’ equity of $119 million.  The Company’s other liabilities include $10.3 million in junior subordinated deferrable interest debentures and $18.6 million in repurchase agreements. These items are described in detail later in this Form 10-K.

The Company is a California corporation incorporated in 2002 for the purpose of becoming the holding company for the Bank, which we acquired the same year. The Company's only other subsidiaries are Plumas Statutory Trust I and Plumas Statutory Trust II, which were formed in 2002 and 2005 solely to facilitate the issuance of trust preferred securities.

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

The Bank. The Bank is a California state-chartered bank that was incorporated and commenced business in 1980..  The Bank’s deposit accounts are insured by the Federal Deposit Insurance Corporation (the “FDIC”) up to applicable legal limits. The Bank is a member of the Federal Reserve System. At December 31, 2022 the Bank had approximately $1.6 billion in assets, $906 million in net loans and $1.5 billion in deposits (including deposits of $1.0 million from the Company).  It is currently the largest bank headquartered in Plumas County, California. The Bank’s operations are conducted through its administrative office in Quincy, California.

The Bank’s primary service area covers the Northeastern portion of California, with Lake Tahoe to the south and the Oregon border to the north, and the Northwestern portion of Nevada. The Bank, through its fourteen-branch network, serves Washoe and Carson City counties in Nevada and the eight contiguous California counties of Plumas, Nevada, Sierra, Placer, Lassen, Modoc, Sutter and Shasta. The branches are located in the California communities of Quincy, Portola, Greenville, Truckee, Fall River Mills, Alturas, Susanville, Chester, Tahoe City, Kings Beach, Redding and Yuba City and in Reno and Carson City, Nevada. On July 1, 2021 we acquired our Yuba City branch with the acquisition of the Bank of Feather River.  See "Recent Expansion Activities".   The Bank maintains eighteen automated teller machines (“ATMs”) tied in with major statewide and national networks. In addition to its branch network, the Bank operates a lending office specializing in government-guaranteed lending in Auburn, California and commercial/agricultural lending offices located in Chico, California and Klamath Falls, Oregon. The Bank’s primary business is servicing the banking needs of these communities. Its marketing strategy stresses its local ownership and commitment to serve the banking needs of individuals living and working in the Bank’s primary service areas.

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

The Bank provides Small Business Administration (SBA) loans to qualified borrowers throughout Northern California, and Northern Nevada through its government-guaranteed lending center headquartered in Auburn, California.  In 2007 the Bank was granted nationwide Preferred Lender status with the U.S. Small Business Administration and we expect government-guaranteed lending to continue to be an important part of our overall lending operation. During 2022 proceeds from the sale of government-guaranteed loans totaled $55.4 million and we generated a gain on sale of $2.7 million. SBA loans available for sale at December 31, 2022 totaled $2.3 million, a decrease of $29.0 million from $31.3 million at December 31, 2021.

The Agricultural Credit Centers located in Alturas, Chico, and Yuba City, California and Klamath Falls, Oregon provide an array of credit services supporting the agricultural activities that are key to the continued economic development of these communities.  “Ag lending” clients include a full range of individual farming customers, small to medium-sized business farming organizations and corporate farming units.

As of December 31, 2022, the principal areas to which we have directed our lending activities, and the percentage of our total loan portfolio comprised by each, were as follows: (i) commercial real estate – 56.6%; (ii)  consumer loans (including residential equity lines of credit and automobile loans) – 15.0%, (iii) agricultural loans (including agricultural real estate loans) – 13.5%,  (iv); commercial and industrial loans – 8.4%; (v) construction and land development – 4.8%; and (vi) residential real estate – 1.7% .

In addition to our lending activities, we offer a wide range of deposit products for the commercial and retail banking markets including checking, money market checking, business sweep, public funds sweep, savings, time deposit and retirement accounts, as well as remote deposit, telephone and mobile banking, including mobile deposit, and internet banking with bill-pay options. Interest bearing deposits include higher yielding sweep accounts designed for our commercial customers and for public entities such as municipalities. As of December 31, 2022, the Bank had 39,338 deposit accounts with balances totaling approximately $1.5 billion, compared to 38,602 deposit accounts with balances totaling approximately $1.4 billion at December 31, 2021.  We attract deposits through our customer-oriented product mix, competitive pricing, convenient locations, mobile and internet banking and remote deposit operations, all provided with a high level of customer service.

Most of the Bank’s deposits are attracted from individuals, business-related sources, and smaller municipal entities.  This mix of deposit customers resulted in a relatively modest average deposit balance of approximately $37 thousand at December 31, 2022. However, we believe this broad deposit base makes us less vulnerable to adverse effects from the loss of depositors who may be seeking higher yields in other markets or who may otherwise draw down balances for cash needs.

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

The Bank has devoted a substantial amount of time and capital to the improvement of existing bank services. During 2015 we enhanced our mobile banking services and began offering mobile deposit services, and in 2018 we began offering the ability for our customers to send money to others from their mobile devices through a linked debit card (“P2P” transfers). During 2020 we added the ability for customers to make loan payments via our website regardless of whether they have a deposit relationship with us. During 2021 we increased our online banking product offerings for commercial clients including enhanced security controls.  Additionally, we created a streamlined login process for our consumer clients in order to instantly access their accounts once enrolled in online banking. In 2022 Plumas Bank upgraded and replaced our fleet of ATM machines.  Enhanced and streamlined incoming wire notifications and developed electronic tracking and monitoring for ACH origination and Remote Deposit Capture services and implemented the ability for our commercial online banking clients to originate one-time ACH payments.

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

Recent Expansion Activities. As part of our business strategy we may regularly review opportunities to enhance the value of our franchise, including through acquisitions. On July 1, 2021, we completed the acquisition of Feather River Bancorp and its subsidiary, Bank of Feather River, which merged with and into the Bank the same day. The estimated fair value of assets acquired at July 1, 2021 was $205.0 million consisting of $28.4 million in cash, $160.4 million in net loans, $1.0 million in core deposit intangible, $5.5 million in goodwill and $9.7 million in other assets. The estimated fair value of deposits assumed totaled $176.7 million consisting of $89.5 million in non-interest bearing transaction accounts, $9.3 million in savings accounts, $45.6 million in money market accounts and $32.3 million in time deposits.

Dividends. It is the policy of the Company to periodically distribute excess retained earnings to the shareholders through the payment of cash dividends, subject to the approval of the Board of Directors. During 2022 the Company paid quarterly cash dividends of $0.16 per share on each of November 15, 2022, August 15, 2022, May 16, 2022 and February 15, 2022. During 2021 the Company paid quarterly cash dividends of $0.14 per share on each of November 15, 2021, August 16, 2021, May 17, 2021 and February 15, 2021. During 2020 the Company paid three quarterly $0.12  per share dividends one each on May 15, 2020, August 14, 2020 and November 16, 2020.

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

Interest Rate Swaps.  From time to time, we may use interest rate swaps or other instruments to manage our interest rate exposure and reduce the impact of future interest rate changes.  These financial instruments are not used for trading or speculative purposes.  On May 26, 2020 we entered into two separate interest rate swap agreements effectively converting the $10 million in floating rate subordinated debentures issued in connection with our trust preferred securities to fixed rated obligations.  The swaps have a 10-year maturity and are structured to effectively fix the LIBOR rate on the Subordinated Debentures at approximately 75 basis points. These agreements have been designated and qualify as cash flow hedging instruments and, as such, changes in the fair value are recorded in accumulated other comprehensive income/loss to the extent the agreements are effective hedges. In January, 2023 we terminated these agreements receiving $1.7 million in proceeds on termination.

Business Concentrations.  No individual or single group of related customer accounts is considered material in relation to the Bank's assets or deposits, or in relation to our overall business. However, at December 31, 2022 approximately 77% of the Bank's total loan portfolio consisted of real estate-secured loans, including real estate mortgage loans, real estate construction loans, consumer equity lines of credit, and agricultural loans secured by real estate. Moreover, our business activities are currently focused in the California counties of Plumas, Nevada, Placer, Lassen, Modoc, Shasta, Sutter and Sierra and Washoe and Carson City Counties in Nevada. Consequently, our results of operations and financial condition are dependent upon the general trends in these economies and, in particular, the residential and commercial real estate markets. In addition, the concentration of our operations in these areas of California and Nevada exposes us to greater risk than other banking companies with a wider geographic base in the event of catastrophes, such as earthquakes, fires, drought and floods in these regions in California and Nevada.

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

As of June 30, 2022, within towns in which the Bank has a branch as of this same date there were 133 banking branch offices of competing institutions (excluding credit unions, but including savings banks), including 108 branches of 16 banks having assets more than $10 billion. As of June 30, 2022, the FDIC estimated the Bank’s market share of insured deposits within the communities it serves to be as follows: Greenville and Portola 100%, Quincy 83%, Alturas 67%, Chester 64%, Susanville 57%, Kings Beach 42%, Fall River Mills 38%, Tahoe City 32%, Truckee 17%, Yuba City 5%, Carson City 4%,  Redding 2% and Reno less than 1%.

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

Employees. At December 31, 2022, we employed 193 persons. On a full-time equivalent basis, we employed 180 persons.  While we expect to hire additional employees as we grow or as a result of attrition, we believe our human capital resources are adequate to support our current business. None of our employees are represented by a labor union, and management considers its relations with employees to be good.

Code of Ethics. Our Board of Directors has adopted a code of business conduct and ethics for directors, officers (including the Company’s principal executive officer and principal financial officer) and financial personnel, known as the Corporate Governance Code of Ethics. This policy is available on our website at www.plumasbank.com. Shareholders may request a free copy of this policy from Plumas Bancorp, Ms. Jamie Huynh, Administrative Coordinator, 5525 Kietzke Lane, Suite 100, Reno, Nevada, 89511.

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

Holding Company Regulation. The Company is a registered bank holding company under the Bank Holding Company Act of 1956, as amended, and is subject to supervision and regulation by the Board of Governors of the Federal Reserve System (the “FRB”). We are required to file reports with the FRB and the FRB periodically examines the Company. A bank holding company is required to serve as a source of financial and managerial strength to its subsidiary bank and, under appropriate circumstances, to commit resources to support its subsidiary bank. FRB regulations and policies require the Company to meet or exceed certain capital requirements and regulate provisions of certain bank holding company debt. The Company is also a bank holding company for purposes of the California Financial Code, so the Company and its subsidiaries are also subject to supervision and examination by the California Department of Financial Protection and Innovation (“DFPI”).

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

As a member of the Federal Reserve System, the Bank is required to purchase and maintain stock in the Federal Reserve Bank of San Francisco in an amount equal to 3.00% of the paid-up capital stock and surplus of the Bank and have available another 3.00% in reserves. At December 31, 2022, the Bank had $1.4 million in stock of the Federal Reserve Bank of San Francisco in compliance with this requirement.

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

The federal bank regulatory agencies' risk-based capital adequacy guidelines sometimes called “Basel III,” establish minimum regulatory capital requirements for bank holding companies and depository institutions. The Basel III capital rules include a minimum common equity Tier 1 ratio of 4.5%, a Tier 1 capital ratio of 6.0%, a total risk-based capital ratio of 8.0%, and a minimum leverage ratio of 4.0% (calculated as Tier 1 capital to average consolidated assets). The minimum capital levels required to be considered “well capitalized” include a common equity Tier 1 ratio of 6.5%, a Tier 1 risk-based capital ratio of 8.0%, a total risk-based capital ratio of 10.0%  and a leverage ratio of 5.0%.  In addition, the Basel III capital rules require that banking organizations maintain a capital conservation buffer of 2.5% above the minimum capital requirements in order to avoid restrictions on their ability to pay dividends, repurchase stock or pay discretionary bonuses. Including the capital conservation buffer of 2.5%, the Basel III capital rules require the following minimum ratios for a bank holding company or bank to be considered "well capitalized": a common equity Tier 1 capital ratio of 7.0%; a Tier 1 capital ratio of 8.5%, and a total capital ratio of 10.5%. At December 31, 2022, the Company’s and the Bank’s capital ratios exceed the thresholds necessary to be considered “well capitalized” under the Basel III framework.

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

For additional information, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Capital Standards.”

Dividends and Stock Repurchases. The Company's ability to pay cash dividends is limited by California law and is dependent on dividends it may receive from the Bank. The California General Corporation Law permits a California corporation such as the Company to make a distribution to its shareholders if its retained earnings equal at least the amount of the proposed distribution or if after giving effect to the distribution, the value of the corporation’s assets exceed the amount of its liabilities plus the amount of shareholders preferences, if any, and certain other conditions are met.

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

The California Financial Code restricts the dividends that the Bank may pay to the Company to the lesser of the Bank's retained earnings or the Bank's net income for the latest three fiscal years, less dividends previously declared during that period, or, with the approval of the DFPI, to the greater of the retained earnings of the Bank, the net income of the Bank for its last fiscal year, or the net income of the Bank for its current fiscal year. As of December 31, 2022, the maximum amount available for dividend distribution under this restriction was approximately $49.1 million.  In addition, the Bank is subject to the Basel III capital rules and the capital conservation buffer discussed above.

The foregoing restrictions and limitations on dividends similarly restrict the Company’s ability to repurchase shares of its common stock.

Loans-to-One Borrower.  Under California law, the Bank’s ability to make aggregate secured and unsecured loans-to-one-borrower is limited to 25% and 15%, respectively, of unimpaired capital and surplus.  At December 31, 2022, the Bank’s limit on aggregate secured loans-to-one-borrower was $34.3 million and unsecured loans-to-one borrower was $20.6 million.  The Bank has established internal loan limits that are lower than its legal lending limits.

The Community Reinvestment Act. The Community Reinvestment Act (“CRA”) requires the federal banking regulators to evaluate the record of depository institutions in meeting the credit needs of their local communities, including low- and moderate-income neighborhoods, consistent with the safe and sound operation of those institutions. Federal banking regulators consider the Bank's CRA performance in evaluating applications for mergers, acquisitions and to establish new branches. A less than “Satisfactory” rating would likely result in the suspension of any growth of the Bank through acquisitions or opening de novo branches until the rating is improved. The Bank’s most recent CRA rating was “Satisfactory.”

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

Safety and Soundness Standards. The federal banking regulators have adopted non-capital safety and soundness standards for institutions. These standards cover internal controls, information and internal audit systems, loan documentation, credit underwriting, interest rate exposure, asset growth, compensation, fees and benefits, and standards for asset quality, earnings and stock valuation. An institution that fails to meet these standards must develop a plan acceptable to the agency, specifying the steps that it will take to meet the standards. Failure to submit or implement such a plan may subject the institution to regulatory enforcement actions, including civil money penalties.

Federal Deposit Insurance. The FDIC insures the Bank’s deposits, up to prescribed statutory limits, through the Deposit Insurance Fund, currently $250,000 per depositor per institution. The Deposit Insurance Fund is funded primarily by FDIC assessments paid by the insured depository institution. The amount of FDIC assessments paid by a depository institution is based on its relative risk of default as measured by regulatory capital ratios and other supervisory factors. The Bank’s FDIC insurance expense totaled $528 thousand for 2022.

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

Our business is dependent on the willingness and ability of our customers to conduct banking and other financial transactions. The ongoing COVID-19 pandemic has caused significant disruption in the United States and international economies and financial markets. Given the ongoing and dynamic nature of the circumstances and uncertainty regarding the duration of the pandemic, it is difficult to predict the full, continuing impact of the pandemic on our business.

We could, however, be subject to any of the following risks, any of which could have a material, adverse effect on our business, financial condition, liquidity, and results of operations:

●	demand for our products and services may decline, making it difficult to sustain and grow asset and income levels;

●	if the economy worsens, loan delinquencies, problem assets, and foreclosures may increase, resulting in increased charges and reduced income;

●	collateral for loans, especially real estate, may decline in value, which could cause loan losses to increase;

●

our allowance for loan losses may have to be increased due to a deterioration in the credit quality of borrowers or the inability of borrowers or guarantors to satisfy their obligations to us (and any related forbearances or restructurings that may be implemented), which will adversely affect our net income;

●	higher operating costs, increased cybersecurity risks and potential loss of productivity due to employees working remotely, at least part of the time;

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

The majority of our assets are loans, which are subject to credit risks and potential losses.

The Bank, like other lenders, is subject to credit risk, which is the risk of losing principal or interest due to borrowers’ failure to perform their obligations in accordance with the terms of their credit agreements. Underwriting and documentation controls cannot mitigate all credit risk. Accordingly, our results of operations will be directly affected by the volume and timing of loan losses, which for several reasons can vary from period to period. The risks of loan losses may be exacerbated by a downturn in the economy or the real estate market in our market areas or a rapid increase in interest rates, which could have a negative effect on collateral values and borrowers’ ability to repay. To the extent borrowers do not timely pay our loans, the loans are placed on non-accrual status, thereby reducing interest income. Further, under these circumstances, we may be required to make an additional provision for loan and lease losses or unfunded commitments, which could reduce our income and capital. See Management’s Discussion and Analysis of Financial Condition and Results of Operations – “Analysis of Asset Quality and Allowance for Loan Losses”.

A deterioration of national or local economic conditions could reduce our profitability.

Our lending operations and customers are primarily located in the eastern region of Northern California and Northern Nevada. As a result, a significant majority of the loans in our loan portfolios as of December 31, 2022 were secured by properties and collateral located within these regions. As of such date,  approximately 90% of the loans in our loan portfolio were made to borrowers who primarily conduct business or live in Northern California or Northern Nevada. This geographic concentration imposes risks from lack of geographic diversification, as adverse economic developments in Northern California or Northern Nevada, among other things, could affect the volume of loan originations, increase the level of nonperforming assets, increase the rate of foreclosure losses on loans and reduce the value of our loans and the underlying collateral. Any regional or local economic downturn affecting Northern California or Northern Nevada or existing or prospective borrowers or property values in such areas may affect us and our profitability more significantly and more adversely than depository organizations whose operations are less geographically concentrated. A significant downturn in the national economy or the local economy due to the real estate market, public policy decisions, agricultural commodity prices, natural disaster, fires, drought or other factors could result in a decline in the local economy in general, which could in turn negatively impact our business, financial condition, results of operations and prospects.

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

As of December 31, 2022, approximately 77% of our total loan portfolio is secured by real estate, the majority of which is commercial real estate. The market value of real estate can fluctuate significantly in a short period of time as a result of market conditions in the area in which the real estate is located. Adverse changes affecting real estate values and the liquidity of real estate in our markets could increase the credit risk associated with our loan portfolio, and could result in losses that would adversely affect credit quality, financial condition, and results of operation. Negative changes in the economy affecting real estate values and liquidity in our market areas could significantly impair the value of property pledged as collateral on loans and affect our ability to sell the collateral upon foreclosure without a loss or additional losses. Collateral may have to be sold for less than the outstanding balance of the loan, which could result in losses on such loans. Declines in real estate market values or increases in commercial and consumer delinquency levels could require increased net charge-offs which could adversely affect our financial condition, results of operations and cash flows.

Changes in interest rates could reduce our business and profitability.

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

As a depository organization, we must meet significant regulatory capital requirements and maintain sufficient liquidity. We may need to raise additional capital in the future to provide us with sufficient capital resources and liquidity to meet our commitments and business needs. Our ability to raise additional capital depends on conditions in the capital markets, economic conditions, and a number of other factors, including investor perceptions regarding the banking industry, market conditions and governmental activities, and on our financial condition and performance. Accordingly, we cannot assure that we will be able to raise additional capital if needed or on terms acceptable to us. If we fail to maintain capital to meet regulatory requirements, our financial condition, liquidity and results of operations would be materially and adversely affected.

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

Over the past decade, California has experienced a severe drought, though drought conditions have lessened in the past few years.   A significant portion of our borrowers are involved in or are dependent on the agricultural industry in California, which requires water. As of December 31, 2022, approximately 13% of our loans were categorized as agricultural loans. As a result of the drought, there have been governmental proposals concerning the distribution or rationing of water. If the amount of water available to agriculture becomes scarcer due to drought or rationing, growers may not be able to continue to produce agricultural products profitably, which could force some out of business. Although many of our customers are not directly involved in agriculture, they could be impacted by difficulties in the agricultural industry because many jobs and businesses in our market areas are related to the production of agricultural products. Therefore, a drought could adversely impact our loan portfolio, business, financial condition and results of operations.

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

Our implementation of the current Expected Credit Loss (CECL) model will significantly change how we recognize credit losses, could require that we increase our allowance for loan losses and may materially impact our results of operations, financial condition or liquidity.

Beginning January 1, 2023, we are subject to new accounting standard ASU No. 2016-13, Measurement of Credit Losses on Financial Instruments. The new standard significantly changes how entities measure credit losses for most financial assets and certain other instruments that aren’t measured at fair value through net income.

The new standard replaces the earlier “incurred loss” approach with an “expected loss” model. The new model, referred to as the current expected credit loss (“CECL”) model, applies to: (1) financial assets subject to credit losses and measured at amortized cost, and (2) certain off-balance sheet credit exposures. This includes, but is not limited to, loans, leases, held-to-maturity securities, loan commitments, and financial guarantees. The CECL model does not apply to available-for-sale (“AFS”) debt securities. For AFS debt securities with unrealized losses, entities will measure credit losses in a manner similar to what they do today, except that the losses will be recognized as allowances rather than reductions in the amortized cost of the securities. The ASU also simplifies the accounting model for purchased credit-impaired debt securities and loans. ASU No. 2016-13 also expands the disclosure requirements regarding an entity’s assumptions, models, and methods for estimating the allowance for loan and lease losses. Entities will apply the standard’s provisions as a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is effective (i.e., modified retrospective approach).

To implement the CECL model, we established an implementation team chaired by our Chief Lending Officer and composed of members of our credit administration and accounting departments, invested in technology to support the CECL calculation of the allowance for loan losses and engaged a consultant to review our CECL model and to assist us in documenting aspects of the CECL model. Based on the loan portfolio composition, characteristics and quality of the loan portfolio as of December 31, 2022, and the current economic environment, management estimates that the total allowance for loan losses will increase by between $500,000 and $800,000. The estimated decline in equity, net of tax, will range from $350,000 to $550,000. The economic conditions, forecasts and assumptions used in the model could be significantly different in future periods. The impact of the change in the allowance on our results of operations in a provision for credit losses will depend on the current period net charge-offs, level of loan originations, and change in mix of the loan portfolio. The ranges noted above exclude any impact to the Company's reserve for unfunded commitments, which is expected to increase by between $250,000 and $350,000.   The estimated decline in equity, net of tax, will range from $175,000 to $250,000. As time progresses and the results of economic conditions require model assumption inputs to change, further refinements to the estimation process may also be identified.

The federal banking regulators, including the Federal Reserve and the FDIC, have adopted a rule that gives a banking organization the option to phase in over a three-year period the day-one adverse effects of CECL on its regulatory capital.

The accuracy of our financial statements and related disclosures could be affected if the judgments, assumptions or estimates used in our critical accounting policies are inaccurate.

The preparation of financial statements and related disclosures in conformity with GAAP requires us to make judgments, assumptions and estimates that affect the amounts reported in our consolidated financial statements and accompanying notes. Our critical accounting policies, which are included in "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations," describe those significant accounting polices and methods used in the preparation of our consolidated financial statements that we consider critical because they require judgments, assumptions and estimates that materially affect our consolidated financial statements and related disclosures. As a result, if future events or regulatory views concerning such analysis differ significantly form the judgments, assumptions and estimates in our critical accounting polices, those events or assumptions could have a material impact on our consolidated financial statements and related disclosures, in each case resulting in our need to revise or restate prior period financial statements, cause damage to our reputation and the price of our common stock and adversely affect our business, financial condition and results of operations.

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

We are a participating lender in the PPP, a loan program administered through the SBA which was created to help eligible businesses, organizations and self-employed persons fund their operational costs during the COVID-19 pandemic. We funded 2,256 PPP loans in the aggregate principal amount of $197 million and BFR funded 562 PPP loans in the aggregate principal amount of $60 million through December 31, 2022. Under the PPP, the SBA guarantees 100% of the amounts loaned under the PPP. There is some ambiguity in the laws, rules and guidance regarding the operation of the PPP, which exposes us to risks relating to noncompliance with the PPP. In addition, a few other financial institutions have experienced litigation related to their process and procedures used in processing applications for the PPP. Any financial liability, regulatory enforcement, litigation costs or reputational damage stemming from our participation in the PPP and any related litigation could have a material adverse impact on our business, financial condition and results of operations. In addition, we may be exposed to credit risk on PPP loans if the SBA determines that there is a deficiency in the manner we originated, funded or serviced a PPP loan. If the SBA identifies a deficiency, the SBA may deny its liability under the guaranty for the affected loan or loans, reduce the amount of the guaranty, or, if it has already paid under the guaranty, seek recovery of any loss related to the deficiency.

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

Climate change may materially adversely affect the Company's business and results of operations.

Concerns over the long-term impacts of climate change have led and will continue to lead to governmental efforts around the world to mitigate those impacts. Consumers and businesses also may change their behavior on their own as a result of these concerns. We and our clients will need to respond to new laws and regulations as well as consumer and business preferences resulting from climate change concerns. We and our clients may face cost increases, asset value reductions and operating process changes. The impact on our clients will likely vary depending on their specific attributes, including reliance on or role in carbon intensive activities. Among the impacts to us could be a drop in demand for our products and services, particularly in certain industry sectors. In addition, we could face reductions in creditworthiness on the part of some clients or in the value of assets securing loans. Our efforts to take these risks into account in making lending and other decisions, including by increasing our business with climate-friendly companies, may not be effective in protecting us from the negative impact of new laws and regulations or changes in consumer or business behavior.

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2. PROPERTIES

Of the Company’s fourteen depository branches, twelve  are owned and two are leased. Our Yuba City branch is classified as owned; however, it is subject to a long term land lease. The Company also leases three lending offices and three administrative offices and owns three administrative facilities.

Owned Properties
35 South Lindan Avenue	32 Central Avenue	80 W. Main St.
Quincy, California (1)	Quincy, California (1)	Quincy, California (1)

215 N. Lake Boulevard	336 West Main Street	120 North Pine Street
Tahoe City, California	Quincy, California	Portola, California

43163 Highway 299 E	121 Crescent Street	255 Main Street
Fall River Mills, California	Greenville, California	Chester, California

510 North Main Street	3000 Riverside Drive	8475 North Lake Boulevard
Alturas, California	Susanville, California	Kings Beach, California

11638 Donner Pass Road	5050 Meadowood Mall Circle	1280 Bridge St.
Truckee, California	Reno, Nevada	Yuba City, California (4)

900 Mangrove Avenue
Chico, California (5)
Leased Properties
100 Amber Grove Dr. Suite 105	1335 Hilltop Drive	11641 Blocker Dr. Suite 140
Chico, CA (3)	Redding, California	Auburn, California (2)

1101 N. Carson St.	107 S. 7th St.	5525 Kietzke Lane, Suite 100
Carson City, Nevada	Klamath Falls, OR (3)	Reno, Nevada (1)

424 N. Mill Creek	495 Idaho Street #102
Quincy, California (1)	Elko, Nevada (1)

(1) Non-branch administrative or credit administrative offices.

(2) SBA lending office.

(3) Commercial lending office.

(4) Branch subject to long term land lease.

(5) Future home to our Chico, California branch.  This branch is expected to open for business early second quarter 2023.

Including variable lease expense, total rent expense for the years ended December 31, 2022, 2021 and 2020 were $611,000,  $507,000 and $407,000, respectively. The expiration dates of the leases vary, with the first such lease expiring during 2024 and the last such lease expiring during 2044.

Future minimum lease payments for operating leases having initial or remaining noncancelable lease terms in excess of one year are as follows:

Year Ending December 31,
2023	$539,000
2024	481,000
2025	385,000
2026	263,000
2027	232,000
Thereafter	2,830,000
$4,730,000

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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

The Company’s common stock is traded on the NASDAQ Capital Market under the ticker symbol "PLBC". As of December 31, 2022, there were 5,850,216 shares of the Company’s common stock outstanding held by approximately 2,250 shareholders of record.

It is the policy of the Company to periodically distribute excess retained earnings to the shareholders through the payment of cash dividends. Our Board of Directors believes that dividends help promote shareholder value and capital adequacy by enhancing the marketability of the Company’s stock. During 2022 the Company paid quarterly cash dividends of $0.16 per share on each of November 15, 2022, August 15, 2022, May 16, 2022 and February 15, 2022. During 2021 the Company paid quarterly cash dividends of $0.14 per share on each of November 15, 2021, August 16, 2021, May 17, 2021 and February 15, 2021. During 2020 the Company paid three quarterly $0.12 per share dividends, one each on May 15, 2020, August 14, 2020 and November 16, 2020.

The payment of future dividends is at the discretion of the Board. The Board generally considers the payment of dividends each quarter based on a number of factors, including our results of operations, general business conditions, growth, financial condition, anticipated capital needs and other factors deemed relevant by the Board.

Further, the Company is subject to various restrictions on the payment of dividends. See Note 13 “Shareholders’ Equity – Dividend Restrictions” of the Company’s Consolidated Financial Statements in Item 8 – Financial Statements and Supplementary Data of this report.

Issuer Purchases of Equity Securities. We did not repurchase any shares of our common stock during the quarterly period ended December 31, 2022.

The following table presents a summary of selected financial data and should be read in conjunction with the Company’s consolidated financial statements and notes thereto included under Item 8 – Financial Statements and Supplementary Data.

	At or for the year ended December 31,
	2022	2021	2020	2019	2018
	(dollars in thousands except per share information)
Statement of Income
Interest income	$59,758	$48,070	$39,624	$39,302	$34,322
Interest expense	1,249	1,136	1,228	1,747	1,236
Net interest income	58,509	46,934	38,396	37,555	33,086
Provision for loan losses	1,300	1,125	3,175	1,500	1,000
Non-interest income	11,050	8,716	8,463	8,135	8,881
Non-interest expense	32,590	26,038	23,732	22,810	21,841
Net income before income taxes	35,669	28,487	19,952	21,380	19,126
Provision for income taxes	9,225	7,478	5,477	5,868	5,134
Net income	$26,444	$21,009	$14,475	$15,512	$13,992

Total assets	$1,621,044	$1,614,074	$1,111,576	$865,191	$824,398
Total gross loans	$911,949	$838,587	$709,246	$617,561	$564,898
Loans held for sale	$2,301	$31,277	$693	$2,123	$1,301
Allowance for loan losses	$10,717	$10,352	$9,902	$7,243	$6,958
Total deposits	$1,457,809	$1,438,999	$973,974	$747,324	$726,565
Total shareholders’ equity	$119,004	$134,082	$100,154	$84,505	$66,932
Balance sheet (period average)
Total assets	$1,642,895	$1,386,028	$1,015,297	$852,664	$764,326
Total gross loans	$856,728	$785,527	$695,024	$586,672	$513,689
Loans held for sale	$8,771	$15,258	$4,231	$2,186	$4,937
Total deposits	$1,487,346	$1,231,618	$886,515	$747,196	$677,829
Total shareholders’ equity	$120,868	$117,967	$93,152	$76,737	$60,080
Asset quality ratios
Nonperforming loans/total loans	0.13%	0.58%	0.36%	0.33%	0.20%
Nonperforming assets/total assets	0.07%	0.33%	0.27%	0.33%	0.28%
Allowance for loan losses/total loans	1.18%	1.23%	1.40%	1.17%	1.23%
Net loan charge-offs	$935	$675	$516	$1,215	$711
Performance ratios
Return on average assets	1.61%	1.52%	1.43%	1.82%	1.83%
Return on average equity	21.9%	17.8%	15.5%	20.2%	23.3%
Net interest margin	3.82%	3.63%	4.02%	4.75%	4.70%
Loans to deposits	62.6%	58.3%	72.9%	82.6%	77.7%
Efficiency ratio (1)	46.9%	46.8%	50.6%	49.9%	52.0%
Per share information
Basic earnings	$4.53	$3.82	$2.80	$3.01	$2.74
Diluted earnings	$4.47	$3.76	$2.77	$2.97	$2.68
Common cash dividends	$0.64	$0.56	$0.36	$0.46	$0.36
Book value per common share	$20.34	$23.05	$19.33	$16.36	$13.03
Common shares outstanding at period end	5,850,216	5,816,991	5,182,232	5,165,760	5,137,476
Capital ratios – Plumas Bank
Leverage ratio	9.2%	8.4%	9.2%	10.4%	9.3%
Tier 1 risk-based capital	14.7%	14.4%	14.2%	13.1%	11.8%
Total risk-based capital	15.7%	15.5%	15.4%	14.2%	13.0%

(1) The efficiency ratio is defined as non-interest expense divided by total revenue (net interest income and non-interest income)

ITEM 6. [RESERVED]

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

Plumas Bancorp is a bank holding company for Plumas Bank, a California state-chartered commercial bank. We derive our income primarily from interest received on real estate related, commercial, automobile and consumer loans and, to a lesser extent, interest on investment securities and cash balances, fees received in connection with servicing deposit and loan customers and gains from the sale of government guaranteed loans. Our major operating expenses are the interest we pay on deposits and borrowings and general operating expenses. We rely on locally-generated deposits to provide us with funds for making loans.

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

U.S. Small Business Administration Paycheck Protection Program

The CARES Act  provided for the Paycheck Protection Program (PPP) and additional legislation extended this program into 2021; we have actively participated in the PPP program.  The remaining principal balance of PPP loans at December 31, 2022 was $300 thousand and the remaining balance of deferred fees related to these loans totaled $18 thousand at December 31, 2022.   For the years ending December 31, 2022 and 2021 we recognized PPP fees, net of costs, totaling $1.3 million and $6.1 million, respectively.

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

The following discussion is designed to provide a better understanding of significant trends related to the Company's financial condition, results of operations, liquidity and capital. It pertains to the Company's financial condition, changes in financial condition and results of operations as of December 31, 2022 and 2021 and for each of the three years in the period ended December 31, 2022. The discussion should be read in conjunction with the Company's audited consolidated financial statements and notes thereto and the other financial information appearing elsewhere herein.

Overview

The Company recorded net income of $26.4 million for the year ended December 31, 2022, an increase of $5.4 million or 26% from net income of $21.0 million during the year ended December 31, 2021. Pretax income increased by $7.2 million, or 25%, to $35.7 million in 2022 from $28.5 million during the year ended December 31, 2021.  Results for the twelve months ended December 31, 2022 and six months ended December 31, 2021, benefited from the acquisition of the Bank of Feather River (BFR), the wholly owned subsidiary of Feather River Bancorp, effective July 1, 2021. Total assets acquired from BFR, including goodwill, were $205 million. Loans acquired in the acquisition totaled $160 million and deposits totaled $177 million. Goodwill associated with the acquisition of Feather River Bancorp was $5.5 million and the core deposit intangible was $1.0 million.

In connection with the acquisition, the Company incurred a variety of non-recurring expenses. There were no material non-recurring expenses related to the acquisition during 2022. The non-recurring costs, exclusive of salaries and benefits, for the twelve months ended December 31, 2021, were $692 thousand consisting of $292 thousand in consulting costs including investment advisor fees, $171 thousand in legal expense, $175 thousand in outside service costs and $54 thousand in other expenses.

During the twelve months ended December 31, 2022, PPP fees net of the amortization of PPP origination costs were $1.3 million. This compares to $6.1 million during the twelve months ended December 31, 2021.

During the second and third quarters of 2021 the Company qualified for the Employee Retention Credit  (ERC). The ERC was made available under the Coronavirus Aid, Relief, and Economic Security Act and modified and extended under the Taxpayer Certainty and Disaster Tax Relief Act of 2020. We recorded an ERC of $1.1 million during the 2021 second quarter and $1.2 million during the 2021 third quarter as a reduction of salary and benefit expense.

The provision for loan losses increased from $1.1 million during the twelve months ended December 31, 2021 to $1.3 million during 2022.

Net interest income increased by $11.6 million to $58.5 million during 2022 from $46.9 million for the year ended December 31, 2021. This increase in net interest income resulted from an increase in interest income of $11.7 million partially offset by an increase in interest expense of  $113 thousand. Interest and fees on loans, including loans held for sale, increased by $2.4 million, interest on investment securities increased by $4.7 million and interest on other interest earning assets increased by $4.6 million.

During the year ended December 31, 2022 , non-interest income totaled $11.0 million, an increase of $2.3 million from the $8.7 million earned during 2021.  Non-interest expense increased by $6.6 million from $26.0 million during 2021 to $32.6 million during the twelve months ending December 31, 2022. The provision for income taxes increased by $1.7 million from $7.5 million in 2021 to $9.2 million during the year ended December 31, 2022.

Total assets at December 31, 2022  were $1.6 billion, an increase of $7 million from December 31, 2021.  The largest components of this increase were increases of  $75 million in net loans, $139 million in investment securities and $18 million in accrued interest and other assets.  These items were mostly offset by reductions of $197 million in cash and due from banks and $29 million in loans held for sale.

Gross loans, excluding loans held for sale, increased by $73 million, or 9%, from $839 million at December 31, 2021, to $912 million at December 31, 2022. Increases in loans included $97 million in commercial real estate loans, $8 million in automobile loans and $3 million in equity lines of credit; these items were partially offset by decreases of $23 million in commercial loans, $8 million in construction loans and $4 million in agricultural loans. Excluding PPP loan activity, commercial loans would have increased by $11 million and gross loans would have increased by $107 million or 13%. PPP loans totaled $300 thousand at December 31, 2022, and $35 million at December 31, 2021.   Loans held for sale represent the guaranteed portion of SBA 7(a) loans. As of  December 31, 2022 and December 31, 2021 the Company had $2.3 million and $31.3 million, respectively in SBA government guaranteed loans held for sale.

Total deposits increased by $18.8 million from $1.4 billion at December 31, 2021 to $1.5 billion at December 31, 2022.  The increase in deposits includes increases of $30 million in demand deposits and $27 million in savings accounts.  These increases were partially offset by declines of $23 million in money market accounts, and $15 million in time deposits.  At December 31, 2022, 53% of the Company’s deposits were in the form of non-interest bearing demand deposits.

Shareholders’ equity decreased by $15.1 million from $134.1 million at December 31, 2021 to $119.0 million at December 31, 2022. The $15.1 million decrease was related to a reduction in accumulated other comprehensive income/loss of $38.4 million from accumulated other comprehensive income of $1.6 million at December 31, 2021 to an accumulated other comprehensive loss of $36.8 million at December 31, 2022.  In addition, shareholder dividends decreased shareholders’ equity by $3.7 million.  These items were partially offset by earnings during 2022 of $26.4 million and $571 thousand representing stock option and restricted stock activity.

Return on average assets was 1.61% during the twelve months ended December 31, 2022, up from 1.52% during 2021.  Return on average equity increased to 21.9% for the twelve months ended December 31, 2022, up from 17.8% during 2021.

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

	Year ended December 31,
	2022			2021			2020
		Interest	Rates		Interest	Rates		Interest	Rates
	Average	income/	earned/	Average	income/	earned/	Average	income/	earned/
	balance	expense	paid	balance	expense	paid	balance	expense	paid
	(dollars in thousands)
Assets

Interest-bearing cash and due from banks and deposits in banks	$305,095	$4,923	1.61%	$253,023	$345	0.14%	$95,591	$210	0.22%
Taxable investment securities	258,732	6,409	2.48%	164,199	2,746	1.67%	119,968	2,451	2.04%
Non-taxable investment securities (1)	103,366	2,722	2.63%	75,673	1,666	2.20%	39,576	983	2.48%
Loans held for sale	8,771	510	5.81%	15,258	826	5.41%	4,231	254	6.00%
Total loans (2)(3)	856,728	45,194	5.28%	785,527	42,487	5.41%	695,024	35,726	5.14%
Total earning assets	1,532,692	59,758	3.90%	1,293,680	48,070	3.72%	954,390	39,624	4.15%
Cash and due from banks	40,520			44,396			23,654
Other assets	69,683			47,952			37,253
Total assets	$1,642,895			$1,386,028			$1,015,297

Liabilities and shareholders’ equity
Interest bearing demand deposits	$-	$-	0.00%	$-	$-	0.00%	$97,395	$77	0.08%
Money market deposits	254,723	284	0.11%	224,776	307	0.14%	115,203	278	0.24%
Savings deposits	400,314	376	0.09%	306,911	280	0.09%	212,470	278	0.13%
Time deposits	59,016	163	0.28%	53,976	193	0.36%	38,003	199	0.52%
Junior subordinated debentures	10,310	359	3.48%	10,310	348	3.38%	10,310	385	3.73%
Repurchase agreements and other	12,327	67	0.54%	13,419	8	0.06%	11,899	11	0.09%
Total interest-bearing liabilities	736,690	1,249	0.17%	609,392	1,136	0.19%	485,280	1,228	0.25%
Noninterest bearing demand deposits	773,293			645,955			423,444
Other liabilities	12,044			12,714			13,421
Shareholders’ equity	120,868			117,967			93,152
Total liabilities and shareholders’ equity	$1,642,895			$1,386,028			$1,015,297
Net interest income		$58,509			$46,934			$38,396
Net interest spread (4)			3.73%			3.53%			3.90%
Net interest margin (5)			3.82%			3.63%			4.02%

(1)	Interest income is reflected on an actual basis and is not computed on a tax-equivalent basis.

(2)	Average nonaccrual loan balances of $2.8 million for 2022, $4.4 million for 2021 and $2.3 million for 2020 are included in average loan balances for computational purposes.

(3)

Loan origination fees and costs are included in interest income as adjustments of the loan yields over the life of the loan using the interest method. Loan interest income includes net loan fees of $234 thousand, $5.7 million and $1.4 million for 2022, 2021 and 2020, respectively.

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

The following table sets forth changes in interest income and interest expense, for the years indicated and the amount of change attributable to variances in volume, rates and the combination of volume and rates based on the relative changes of volume and rates:

	2022 compared to 2021				2021 compared to 2020
	Increase (decrease) due to change in:				Increase (decrease) due to change in:

	Average	Average			Average	Average
	Volume(1)	Rate(2)	Mix(3)	Total	Volume(1)	Rate(2)	Mix(3)	Total
	(dollars in thousands)
Interest-earning assets:
Interest-bearing cash and due from banks and deposits in banks	$71	$3,738	$769	$4,578	$346	$(80)	$(131)	$135
Taxable investment securities	1,581	1,321	761	3,663	904	(445)	(164)	295
Non-taxable investment securities	610	327	119	1,056	897	(112)	(102)	683
Loans held for sale	(351)	61	(26)	(316)	662	(25)	(65)	572
Loans	3,851	(1,049)	(95)	2,707	4,652	1,866	243	6,761
Total interest income	5,762	4,398	1,528	11,688	7,461	1,204	(219)	8,446

Interest-bearing liabilities:
Interest bearing demand deposits	-	-	-	-	(77)	-	-	(77)
Money market deposits	41	(56)	(8)	(23)	265	(121)	(115)	29
Savings deposits	85	8	3	96	123	(84)	(37)	2
Time deposits	18	(44)	(4)	(30)	84	(63)	(27)	(6)
Junior subordinated debentures	-	11	-	11	-	(37)	-	(37)
Repurchase agreements and other	(1)	65	(5)	59	1	(4)	-	(3)
Total interest expense	143	(16)	(14)	113	396	(309)	(179)	(92)

Net interest income	$5,619	$4,414	$1,542	$11,575	$7,065	$1,513	$(40)	$8,538

(1)	The volume change in net interest income represents the change in average balance multiplied by the previous year’s rate.
(2)	The rate change in net interest income represents the change in rate multiplied by the previous year’s average balance.
(3)	The mix change in net interest income represents the change in average balance multiplied by the change in rate.

2022 compared to 2021. Net interest income is the difference between interest income and interest expense. Net interest income increased by $11.6 million to $58.5 million during 2022 from $46.9 million for the year ended December 31, 2021.  Driven by a large increase in the federal funds rate during 2022, interest income increased by $11.7 million from $48.1 million during 2021 to $59.8 million during the twelve months ended December 31, 2022.  The increase in the federal funds rate had a much smaller affect on the Company's interest expense which increased by $113 thousand to $1.2 million.  Interest and fees on loans, including loans held for sale, increased by $2.4 million, interest on investment securities increased by $4.7 million and interest on interest-bearing cash and due from banks and deposits in banks increased by $4.6 million. Net interest margin for the year ended December 31, 2022 increased 19 basis points to 3.82%, up from 3.63% during 2021.

The $2.4 million increase in interest and fees on loans and loans held for sale resulted from an increase in average balance of $65 million partially offset by a decrease in yield of 13 basis points to 5.28%.  Included in interest and fees on loans during the current year were PPP fees net of costs of $1.3 million, a decrease of $4.8 million from $6.1 million during 2021. Excluding interest and fees on PPP loans, loan yield would have increased by 13 basis points to 5.18% for the current year compared to 5.05% during the twelve months ended December 31, 2021. Interest on investment securities increased by $4.7 million related to an increase in average balance of $122 million and an increase  in yield of 68 basis points from 1.84% during 2021 to 2.52% during 2022. Yield on taxable investment securities increased by 81 basis points and yield on non-taxable investment securities increased by 43 basis points.  Interest on interest-bearing cash and due from banks and deposits in banks, which primarily relates to interest on cash balances held at the Federal Reserve Bank of San Francisco, increased by $4.6 million related to an increase in average balance of $52 million and an increase in the average rate paid on these balances from 0.14% during 2021 to 1.61% during 2022. This is consistent with the increase in the federal funds rate during 2022  from an average of  0.13% during 2021 to an average of 1.76% during 2022.

Interest expense on deposits increased by $43 thousand to $823 thousand during 2022, up from $780 thousand during 2021. The average rate paid on interest bearing deposits decreased slightly from 0.13% during  2021 to 0.12% during 2022, while average interest bearing deposits increased by $128 million to $714 million. In recent months, market rates for deposits have increased significantly and we would expect in 2023 an increase in our cost of interest bearing deposits.

Interest expense on junior subordinated debentures increased by $11 thousand from $348 thousand during 2021 to $359 thousand during 2022 and interest on other interest bearing liabilities increased by $59 thousand to $67 thousand.

Net interest margin is net interest income expressed as a percentage of average interest-earning assets. As a result of the changes noted above, the net interest margin for 2022  increased by 19 basis points to 3.82%.

2021 compared to 2020. Net interest income increased by $8.5 million to $46.9 million during 2021 from $38.4 million for the year ended December 31, 2020. This increase in net interest income resulted from an increase in interest income of $8.4 million and a decline in interest expense of $92 thousand. Interest on loans, including loans held for sale, increased by $7.3 million, interest on investment securities increased by $978 thousand and interest on interest-bearing cash and due from banks and deposits in banks increased by $135 thousand. Net interest margin for the year ended December 31, 2021 decreased 39 basis points to 3.63%, down from 4.02% during 2020.

Interest and fees on loans, including loans held for sale, increased by $7.3 million. This increase resulted from an increase in average balance of $102 million and an increase in yield of 26 basis points to 5.41%. Included in interest income during 2021 were the amortization of PPP fees, net of costs, of $6.1 million, an increase of $3.6 million from the same period in 2020.  Excluding the effect of the PPP loans, loan yield would have declined by 18 basis points to 5.05% during 2021 and 5.23% during 2020. This is consistent with a decline in market interest rates during the comparison periods. Interest on investment securities increased by $978 thousand as an increase in average balance of $80 million was partially offset by a decline in yield of 31 basis points from 2.15% during 2020 to 1.84% during 2021.Yield on taxable investment securities declined by 37 basis points and yield on non-taxable investment securities declined by 28 basis points. Interest on interest-bearing cash and due from banks and deposits in banks, which primarily relates to interest on cash balances held at the Federal Reserve Bank of San Francisco, increased by $135 thousand related to an increase in average balance $157 million partially offset by a decline in the rate paid on these balances from 0.22% during 2020 to 0.14% during 2021.

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

Interest expense on junior subordinated debentures decreased by $37 thousand from $385 thousand during 2020 to $348 thousand during the 2020. This decrease was related to a decrease in rate paid on junior subordinated debentures from 3.73% during 2020 to 3.38% during 2021. For most of the first half of 2020 interest on the debentures fluctuated with changes in the 3-month LIBOR rate. On May 26, 2020 we entered into two separate interest rate swap agreements, effectively converting the $10 million in Subordinated Debentures to fixed obligations effective with the quarterly payments due in September, 2020. The swaps have a 10 year maturity and fix the LIBOR rate on the Subordinated Debentures at approximately 75 basis points.

As a result of the changes noted above, the net interest margin for 2021 decreased by 39 basis points to 3.63%.

Provision for Loan Losses

During the year ended December 31, 2022 we recorded a provision for loan losses of $1.3 million an increase of $175 thousand from $1.1 million during the year ended December 31, 2021. See “Analysis of Asset Quality and Allowance for Loan Losses” for further discussion of loan quality trends and the provision for loan losses.

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

Non-Interest Income

The following table sets forth the components of non-interest income for the years ended December 31, 2022, 2021 and 2020.

	Years Ended December 31,			Change during Year
	2022	2021	2020	2022	2021
	(dollars in thousands)
Interchange revenue	$3,401	$3,279	$2,568	$122	$711
Gain on sale of loans, net	2,696	1,008	1,344	1,688	(336)
Service charges on deposit accounts	2,464	2,349	2,323	115	26
Loan servicing fees	893	852	841	41	11
Earnings on bank owned life insurance policies	391	380	342	11	38
Gain on sale of building	-	-	218	-	(218)
Loss on sale of investments	-	(209)	-	209	(209)
Other income	1,205	1,057	827	148	230
Total non-interest income	$11,050	$8,716	$8,463	$2,334	$253

2022 compared to 2021.  During 2022, non-interest income totaled $11.0 million, an increase of $2.3 million from the $8.7 million earned during 2021. This increase included increases in several categories of non-interest income, the largest of which was $1.7 million in gains on sale of SBA loans.  During 2022, we sold $50.5 million in guaranteed portions of SBA loans.  This compares to sales of $14.2 million during 2021. Loans held for sale at December 31, 2022 and 2021 totaling $2.3 million and $31.3 million, respectively consist of the guaranteed portion of SBA 7(a) loans.

2021 compared to 2020. During 2021, non-interest income totaled $8.7 million, an increase of $253 thousand from the $8.5 million earned during 2020. This increase included increases in several categories of non-interest income, the largest of which were $711 thousand in interchange income, which was mostly related to an increase in the size of the bank, and $230 thousand in other income. The increase in other income mostly relates to insurance proceeds related to fire damage at our Greenville, California branch.  These items were partially offset by decreases of $336 thousand in gains on sale of loans, a $218 thousand gain on sale of  an administrative building in 2020 and a $209 thousand loss on sale of investment securities classified as available for sale.  While gains on sale of loans decreased by $336 thousand, loans held for sale increased by $30.6 million to $31.3 million.  During the year ended December 31, 2021 the Company sold twenty-nine available-for-sale investment securities for total proceeds of $20 million recording a $209 thousand loss on sale.

Non-Interest Expense

The following table sets forth the components of other non-interest expense for the years ended December 31, 2022, 2021 and 2020.

	Years Ended December 31,			Change during Year
	2022	2021	2020	2022	2021
	(dollars in thousands)
Salaries and employee benefits	$17,451	$12,792	$13,282	$4,659	$(490)
Occupancy and equipment	4,610	3,983	3,362	627	621
Outside service fees	4,057	3,753	2,871	304	882
Professional fees	1,282	1,311	688	(29)	623
Telephone and data communications	770	746	600	24	146
Armored car and courier	675	498	426	177	72
Advertising and promotion	673	431	519	242	(88)
Director compensation, education and retirement	606	498	456	108	42
Deposit insurance	528	455	252	73	203
Business development	506	343	280	163	63
Amortization of Core Deposit Intangible	284	246	198	38	48
Loan collection costs	274	284	230	(10)	54
Stationery and supplies	109	122	112	(13)	10
Provision from change in OREO valuation	-	37	-	(37)	37
Loss (gain) on sale of OREO	37	2	(9)	35	11
Other operating expense	728	537	465	191	72
Total non-interest expense	$32,590	$26,038	$23,732	$6,552	$2,306

2022 compared to 2021.  During 2022, non-interest expense increased by $6.6 million.  The largest components of this increase were $4.7 million in salary and benefit expense, $627 thousand in occupancy and equipment costs, $304 thousand in outside service fees, $242 thousand in advertising and shareholder relations and $163 thousand in business development expense. The largest component of the increase in salary and benefit expense was related to a $2.3 million ERC recorded in 2021 as a reduction in salary and benefit expense. The ERC was made available under the Coronavirus Aid, Relief, and Economic Security Act and modified and extended under the Taxpayer Certainty and Disaster Tax Relief Act of 2020. Other significant increases in salary and benefit expense include $1.4 million in salary expense and $889 thousand in accrued bonus expense. The salary expense includes normal merit increases, promotional increases and and a full year of salaries at our Yuba City branch.  The increase in bonus expense includes the affect of the increase in pretax pre-bonus income during the comparison period as well as an increase in performance compared to peers.

The increase in occupancy and equipment expense includes $293 thousand related to a full year of operations of our Yuba City branch. The largest components of the increase in outside service fees were $227 thousand in interchange fees and ATM processing costs and $90 thousand in human resources administration and payroll processing.  The increase in advertising and shareholder costs mostly relates to an increase of $219 thousand in expense paid to an advertising agency which is primarily focused on building our brand in Northern Nevada.  The increase in business development expense mostly relates to increases in travel, and education and training expenses from relatively low levels during 2021 and 2020 related to the Pandemic.

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

Partially offsetting the above increases in non-interest expense was a decline of $490 thousand in salary and benefit expense. We recorded an ERC of $2.3 million during 2021 as a reduction of salary and benefit expense. In addition to the ERC, the deferral of loan origination costs, which reduces salary and benefit expense, increased by $1.2 million which was mostly related to SBA loan production activities.  These items were partially offset by an increase in other components of salary and benefit expense, the largest of which were an increase of $1.1 million in bonus expense consistent with the increase in pre-tax pre bonus income during the comparable periods and an increase in commission expense of $622 thousand related to an increase in SBA activity as well as commissions earned on PPP loan production and forgiveness activities and an increase in salary expense of $1.2 million of which $721 thousand was related to the Yuba City branch.

Provision for Income Taxes. The Company recorded an income tax provision of $9.2 million, or 25.9% of pre-tax income for the year ended December 31, 2022. This compares to an income tax provision of $7.5 million, or 26.2% of pre-tax income during 2021. The percentages for 2022 and 2021 differ from statutory rates as tax exempt items of income such as earnings on Bank owned life insurance and municipal securities interest decrease taxable income.  The effect of these items during 2021 was somewhat offset by nondeductible merger expenses.

Deferred tax assets and liabilities are recognized for the tax consequences of temporary differences between the reported amount of assets and liabilities and their tax basis. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The determination of the amount of deferred income tax assets which are more likely than not to be realized is primarily dependent on projections of future earnings, which are subject to uncertainty and estimates that may change given economic conditions and other factors. The realization of deferred income tax assets is assessed and a valuation allowance is recorded if it is "more likely than not" that all or a portion of the deferred tax asset will not be realized. "More likely than not" is defined as greater than a 50% chance. All available evidence, both positive and negative is considered to determine whether, based on the weight of that evidence, a valuation allowance is needed. Based upon the analysis of available evidence, management has determined that it is "more likely than not" that all deferred income tax assets as of December 31, 2022 and 2021 will be fully realized and therefore no valuation allowance was recorded.

Financial Condition

Total assets at December 31, 2022  were $1.6 billion, an increase of $7 million from December 31, 2021.  The largest components of this increase were increases of  $75 million in net loans, $139 million in investment securities and $18 million in accrued interest and other assets.  These items were mostly offset by  reductions of $197 million in cash and due from banks and $29 million in loans held for sale.

Deposits totaled $1.5 billion at December 31, 2022, an increase of $18.8 million from December 31, 2021. Mostly related to a $38.4 million decrease in other comprehensive loss/income from income of $1.6 million at December 31, 2021 to a loss of $36.8 million at December 31, 2022, shareholders’ equity decreased by $15.1 million from $134.1 million at December 31, 2021 to $119.0 million at December 31, 2022.

Loan Portfolio. Gross loans, excluding loans held for sale, increased by $73 million, or 9%, from $839 million at December 31, 2021, to $912 million at December 31, 2022. Increases in loans included $97 million in commercial real estate loans, $8 million in automobile loans and $3 million in equity lines of credit; these items were partially offset by decreases of $23 million in commercial loans, $8 million in construction loans and $4 million in agricultural loans. Excluding PPP loan activity, commercial loans would have increased by $11 million and gross loans would have increased by $107 million or 13%. PPP loans totaled $300 thousand at December 31, 2022, and $35 million at December 31, 2021.  Loans held for sale decreased by $29.0 million to $2.3 million at December 31, 2022.  See page 36 for additional information related to Loans Held for Sale.

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

		Percent of		Percent of
		Loans in		Loans in
	Balance at	Each	Balance at	Each
	End of	Category to	End of	Category to
(dollars in thousands)	Period	Total Loans	Period	Total Loans
	12/31/2022	12/31/2022	12/31/2021	12/31/2021
Commercial	$76,680	8.4%	$99,804	11.9%
Agricultural	122,873	13.5%	126,456	15.1%
Real estate – residential	15,324	1.7%	15,837	1.9%
Real estate – commercial	516,107	56.6%	418,609	49.9%
Real estate – construction & land development	43,420	4.8%	51,526	6.1%
Equity Lines of Credit	35,891	3.9%	32,793	3.9%
Auto	96,750	10.6%	89,046	10.6%
Other	4,904	0.5%	4,516	0.6%
Total	$911,949	100%	$838,587	100%

The Company’s real estate related loans, including real estate mortgage loans, real estate construction and land development loans, consumer equity lines of credit, and agricultural loans secured by real estate, comprised 77% of the total loan portfolio at December 31, 2022. Moreover, the business activities of the Company currently are focused in the California counties of Plumas, Nevada, Placer, Lassen, Modoc, Shasta, Sierra, and Sutter and in Washoe and Carson City Counties in Northern Nevada. Consequently, the results of operations and financial condition of the Company are dependent upon the general trends in these economies and, in particular, the commercial real estate markets. In addition, the concentration of the Company's operations in these areas of Northeastern California and Northwestern Nevada exposes it to greater risk than other banking companies with a wider geographic base in the event of catastrophes, such as earthquakes, fires and floods in these regions.

The rates of interest charged on variable rate loans are set at specific increments in relation to the Company's lending rate or other indexes such as the published prime interest rate or U.S. Treasury rates and vary with changes in these indexes. The frequency in which variable rate loans reprice can vary from one day to several years. At December 31, 2022 and December 31, 2021, approximately 80% and 76%, respectively of the Company's loan portfolio was comprised of variable rate loans. Loans indexed to the prime interest rate were approximately 23% of the Company’s loan portfolio; these loans reprice within one day to three months of a change in the prime rate. At December 31, 2022 and December 31, 2021, 51% and 55%, respectively of the variable loans were at their respective floor rate. While real estate mortgage, agricultural, commercial and consumer lending remain the foundation of the Company's historical loan mix, some changes in the mix have occurred due to the changing economic environment and the resulting change in demand for certain loan types.

The following table sets forth the maturity of gross loan categories as of December 31, 2022. Also provided with respect to such loans are the amounts due after one year, classified according to sensitivity to changes in interest rates:

		After One	After 5
	Within	Through 5	Through 15	Due After 15
	One Year	Years	Years	Years
	( in thousands)
Commercial	$22,893	$45,056	$8,324	$408
Agricultural	61,172	42,600	12,458	6,643
Real estate – residential	2,275	7,803	4,323	924
Real estate – commercial	55,428	119,681	212,820	128,178
Real estate – construction & land development	16,423	11,429	3,979	11,589
Equity Lines of Credit	8,186	27,288	417	-
Auto	22,979	64,475	9,296	-
Other	1,341	2,781	782	-
Total	$190,698	$321,114	$252,397	$147,741

Amount due after one year at fixed interest rates:

(in thousands)
Commercial	$18,139
Agricultural	3,410
Real estate – residential	8,750
Real estate – commercial	16,805
Real estate – construction & land development	2,445
Equity Lines of Credit	-
Auto	73,771
Other	3,563
Total	$126,883

Amount due after one year at variable interest rates:

(in thousands)
Commercial	$35,648
Agricultural	58,290
Real estate – residential	4,300
Real estate – commercial	443,873
Real estate – construction & land development	24,552
Equity Lines of Credit	27,705
Auto	-
Other	-
Total	$594,368

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

Beginning January 1, 2023, we are subject to new accounting standard ASU No. 2016-13, Measurement of Credit Losses on Financial Instruments. The new standard significantly changes how entities measure credit losses for most financial assets and certain other instruments that aren’t measured at fair value through net income.

The new standard replaces the earlier “incurred loss” approach with an “expected loss” model. The new model, referred to as the current expected credit loss (“CECL”) model, applies to: (1) financial assets subject to credit losses and measured at amortized cost, and (2) certain off-balance sheet credit exposures. This includes, but is not limited to, loans, leases, held-to-maturity securities, loan commitments, and financial guarantees. The CECL model does not apply to available-for-sale (“AFS”) debt securities. For AFS debt securities with unrealized losses, entities will measure credit losses in a manner similar to what they do today, except that the losses will be recognized as allowances rather than reductions in the amortized cost of the securities. The ASU also simplifies the accounting model for purchased credit-impaired debt securities and loans. ASU No. 2016-13 also expands the disclosure requirements regarding an entity’s assumptions, models, and methods for estimating the allowance for loan and lease losses. Entities will apply the standard’s provisions as a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is effective (i.e., modified retrospective approach). The federal banking regulators, including the Federal Reserve and the FDIC, have adopted a rule that gives a banking organization the option to phase in over a three-year period the day-one adverse effects of CECL on its regulatory capital.

To implement the CECL model, we established an implementation team chaired by our Chief Lending Officer and composed of members of our credit administration and accounting departments, invested in technology to support the CECL calculation of the allowance for loan losses and engaged a consultant to review our CECL model and to assist us in documenting aspects of the CECL model. Based on the loan portfolio composition, characteristics and quality of the loan portfolio as of December 31, 2022, and the current economic environment, management estimates that the total allowance for loan losses will increase by between $500,000 and $800,000 . The estimated decline in equity, net of tax, will range from $350,000 to $550,000. The economic conditions, forecasts and assumptions used in the model could be significantly different in future periods. The impact of the change in the allowance on our results of operations in a provision for credit losses will depend on the current period net charge-offs, level of loan originations, and change in mix of the loan portfolio. The ranges noted above exclude any impact to the Company's reserve for unfunded commitments, which is expected to increase by between $250,000 and $350,000.   The estimated decline in equity, net of tax, will range from $175,000 to $250,000. As time progresses and the results of economic conditions require model assumption inputs to change, further refinements to the estimation process may also be identified.

During the years ended December 31, 2022 and 2021 we recorded a provision for loan losses of $1.3 million and $1.1 million, respectively.  Net charge-offs totaled $935 thousand during the year ended December 31, 2022, an increase of $260 thousand from $675 thousand during the year ended December 31, 2021.  Net charge-offs as a percentage of average loans increased from 0.09% during 2021 to 0.11% during the year ended December 31, 2022.

The following table provides selected credit ratios as of December 31, 2022, 2021 and 2020:

(dollars in thousands)	As of and for the Year Ended December 31,
	2022	2021	2020
Allowance for loan losses to total loans outstanding	1.18%	1.23%	1.40%
Allowance for loan losses	$10,717	$10,352	$9,902
Total loans outstanding	$911,949	$838,587	$709,246
Nonaccrual loans to total loans outstanding	0.13%	0.58%	0.36%
Nonaccrual loans	$1,172	$4,863	$2,536
Total loans outstanding	$911,949	$838,587	$709,246
Allowance for loan losses to nonaccrual loans	914.42%	212.87%	390.46%
Allowance for loan losses	$10,717	$10,352	$9,902
Nonaccrual loans	$1,172	$4,863	$2,536
Net charge-offs during the period to average loans outstanding:
Commercial	0.21%	0.09%	0.08%
Net charge-off during the period	$180	$116	$97
Average amount outstanding	$85,460	$133,433	$119,840
Agricultural	0.00%	0.00%	0.00%
Net charge-off during the period	$-	$-	$-
Average amount outstanding	$124,389	$99,598	$75,469
Real estate - residential	(0.02%)	(0.03%)	(0.11%)
Net charge-off during the period	$(3)	$(3)	$(15)
Average amount outstanding	$15,680	$11,236	$13,265
Real estate - commercial	0.00%	0.00%	0.00%
Net charge-off during the period	$17	$(8)	$(8)
Average amount outstanding	$445,348	$376,048	$328,602
Real estate - construction & land development	0.00%	0.00%	0.00%
Net charge-off during the period	$-	$-	$-
Average amount outstanding	$57,367	$36,446	$26,212
Equity lines of credit	(0.00%)	(0.01%)	(0.01%)
Net charge-off during the period	$-	$(4)	$(4)
Average amount outstanding	$34,458	$33,662	$35,205
Auto	0.80%	0.63%	0.41%
Net charge-off during the period	$713	$567	$374
Average amount outstanding	$89,442	$90,651	$92,041
Other	0.61%	0.16%	1.64%
Net charge-off during the period	$28	$7	$72
Average amount outstanding	$4,584	$4,453	$4,390
Total Loans	0.11%	0.09%	0.07%
Net charge-off during the period	$935	$675	$516
Average amount outstanding	$856,728	$785,527	$695,024

The allowance for loan losses totaled $10.7 million at December 31, 2022 and $10.4 million at December 31, 2021. Specific reserves related to impaired loans decreased by $8 thousand from $28 thousand at December 31, 2021 to $20 thousand at December 31, 2022.  At December 31, 2022 and 2021, the Company's recorded investment in impaired loans totaled $1.2 million and $4.9 million, respectively. At least quarterly the Company evaluates each specific reserve and if it determines that the loss represented by the specific reserve is uncollectable it records a charge-off for the uncollectable portion. General reserves were $10.7 million at December 31, 2022 and $10.3 million at December 31, 2021. The allowance for loan losses as a percentage of total loans decreased from 1.23% at December 31, 2021 to 1.18% at December 31, 2022. The percentage of general reserves to unimpaired loans totaled 1.17% at December 31, 2022 and 1.24% at December 31, 2021.

The following table provides a breakdown of the allowance for loan losses:

		Percent of		Percent of
		Loans in		Loans in
	Balance at	Each	Balance at	Each
	End of	Category to	End of	Category to
(dollars in thousands)	Period	Total Loans	Period	Total Loans
	12/31/2022	12/31/2022	12/31/2021	12/31/2021
Commercial	$892	8.4%	$1,074	11.9%
Agricultural	1,086	13.5%	791	15.1%
Real estate – residential	138	1.7%	168	1.9%
Real estate – commercial	4,980	56.6%	4,549	49.9%
Real estate – construction & land development	1,500	4.8%	1,325	6.1%
Equity Lines of Credit	687	3.9%	426	3.9%
Auto	1,289	10.6%	1,911	10.6%
Other	145	0.5%	108	0.6%
Total	$10,717	100%	$10,352	100%

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

Loans restructured (TDRs) and not included in nonperforming loans in the following table totaled $0.8 million at December 31, 2022 and $0.9 million at December 31, 2021 and 2020. For additional information related to restructured loans see Note 5 of the Company's Consolidated Financial Statements in Item 8 - Financial Statements and Supplementary Data of this Annual Report on Form 10-K

The following table sets forth the amount of the Company's nonperforming assets as of the dates indicated.

	At December 31,
	(dollars in thousands)
	2022	2021	2020
Nonaccrual loans	$1,172	$4,863	$2,536
Loans past due 90 days or more and still accruing	-	-	-
Total nonperforming loans	1,172	4,863	2,536
Other real estate owned	-	487	403
Other vehicles owned	18	47	31
Total nonperforming assets	$1,190	$5,397	$2,970
Interest income forgone on nonaccrual loans	$121	$381	$119
Interest income recorded on a cash basis on nonaccrual loans	$-	$-	$-
Nonperforming loans to total loans	0.13%	0.58%	0.36%
Nonperforming assets to total assets	0.07%	0.33%	0.27%

Nonperforming loans at December 31, 2022 were $1.2 million, a decrease of $3.7 million from the $4.9 million balance at December 31, 2021.  There were no specific reserves on nonaccrual loans at December 31, 2022 and 2021. Performing loans past due thirty to eighty-nine days were $8.8 million at December 31, 2022, up from $3.5 million at December 31, 2021. Performing loans past due thirty to eighty-nine days were $1.2 million at December 31, 2020. Nonperforming assets as a percentage of total assets were 0.07% at December 31, 2022 and 0.33% at December 31, 2021.

A substandard loan is not adequately protected by the current sound worth and paying capacity of the borrower or the value of the collateral pledged, if any. Total substandard loans decreased by $2.1 million from $5.5 million at December 31, 2021 to $3.4 million at December 31, 2022. Loans classified as special mention increased by $17.8 million from $5.0 million at December 31, 2021 to $22.8 million at December 31, 2022.

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

As of  December 31, 2022 and December 31, 2021 the Company had $2.3 million and $31.3 million, respectively in SBA government guaranteed loans held for sale. Loans held for sale are recorded at the lower of cost or fair value and therefore may be reported at fair value on a non-recurring basis. The fair values for loans held for sale are based on either observable transactions of similar instruments or formally committed loan sale prices.

OREO represents real property acquired by the Bank either through foreclosure or through a deed in lieu thereof from the borrower. Repossessed assets include vehicles and other commercial assets acquired under agreements with delinquent borrowers. There was no OREO holdings at December 31, 2022.  OREO holdings represented three properties totaling $487 thousand at December 31, 2021.

The following table provides a summary of the change in the number and balance of OREO properties for the years ended December 31, 2022 and 2021, dollars in thousands:

	Year Ended December 31,
	Number	2022	Number	2021
Beginning Balance	3	$487	3	$403
Additions	-	-	1	177
Dispositions	(3)	(487)	(1)	(56)
Provision from change in OREO valuation	-	-	-	(37)
Ending Balance	-	$-	3	$487

Investment Portfolio and Federal Reserve Balances. Total investment securities were $445 million as of December 31, 2022 and $306 million as of December 31, 2021. Net unrealized losses on available-for-sale investment securities totaling $54.2 million were recorded, net of $16.0 million in tax benefit, as accumulated other comprehensive loss within shareholders' equity at December 31, 2022. Net unrealized gains on available-for-sale investment securities totaling $1.7 million were recorded, net of $493 thousand in tax expense, as accumulated other comprehensive income within shareholders' equity at December 31, 2021. No securities were sold during the year ended December 31, 2022.  During the year ended December 31, 2021 the Company sold twenty-nine available-for-sale investment securities for total proceeds of $20 million recording a $209 thousand loss on sale.  The change from an unrealized gain of $1.7 million to an unrealized loss of $54.2 million was related to a significant increase in market rates. During the first quarter of 2022 the Federal Reserve began increasing the Federal Funds rate to combat inflationary pressures in the economy. The Federal Funds rate has increased 425 basis points during the twelve months ended December 31, 2022 .

The investment portfolio at December 31, 2022 consisted of $9.7 million in U.S. Treasury securities, $214.4 million in securities of U.S. Government-sponsored agencies residential mortgage back securities, $99.6 million in securities of U.S. Government-agencies commercial mortgage-backed securites and 239 municipal securities totaling $121.0 million. The investment portfolio at December 31, 2021 consisted of $151.0 million in securities of U.S. Government-sponsored agencies residential mortgage back securities, $57.2 million in securities of U.S. Government-agencies commercial mortgage-backed securites and 188 municipal securities totaling $97.7 million.

The Company classifies its investment securities as available-for-sale or held-to-maturity. Currently all securities are classified as available-for-sale. Securities classified as available-for-sale may be sold to implement the Company's asset/liability management strategies and in response to changes in interest rates, prepayment rates and similar factors.

The following table summarizes the maturities of the Company's securities at their carrying value, which represents fair value, and their weighted average tax equivalent yields at December 31, 2022. Mortgage-backed securities are included in maturity categories based on their stated maturity date. Expected maturities may differ from contractual maturities because the issuers may have the right to call or prepay obligations.

			After One Through		After Five Through
(dollars in thousands)	Within One Year		Five Years		Ten Years		After Ten Years		Total
Available-for-sale (Fair Value)	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
U.S. Treasury securities	$2,951	2.57%	$6,756	2.90%	$-	-%	$-	-%	$9,707	2.80%
U.S. Government-sponsored agency mortgage-backed securities - residential	2,655	3.00%	66,237	3.42%	145,516	2.59%	-	-%	214,408	2.85%
U.S. Government agency mortgage-backed securities - commercial	-	-%	47,449	2.97%	52,132	3.03%	-	-%	99,581	3.00%
Municipal obligations	549	3.70%	6,359	3.60%	11,961	3.61%	102,138	3.41%	121,007	3.44%
Total	$6,155	2.86%	$126,801	3.23%	$209,609	2.76%	$102,138	3.41%	$444,703	3.04%

Deposits. Deposits represent the Bank's primary source of funds. Deposits are primarily core deposits in that they are demand, savings and time deposits generated from local businesses and individuals. These sources are considered to be relatively stable, long-term relationships thereby enhancing steady growth of the deposit base without major fluctuations in overall deposit balances. The Company experiences, to a small degree, some seasonality with the slower growth period between November through April, and the higher growth period from May through October. To assist in meeting any funding demands, the Company maintains a secured borrowing arrangement with the FHLB. Total deposits increased by $18.8 million from $1.4 billion at December 31, 2021, to $1.5 billion at December 31, 2022.  The increase in deposits includes increases of $30 million in demand deposits and $27 million in savings accounts.  These increases were partially offset by declines of $23 million in money market accounts, and $15 million in time deposits.  At December 31, 2022, 53% of the Company’s deposits were in the form of non-interest bearing demand deposits.

The following tables show the distribution of deposits by type at December 31, 2022 and 2021 and the average balance and rates paid on deposits for the three years ending December 31, 2020:

		Percent of		Percent of
		Deposits in		Deposits in
		Each Category		Each Category
	Balance at End	to Total	Balance at End	to Total
	of Period	Deposits	of Period	Deposits
(dollars in thousands)	12/31/2022	12/31/2022	12/31/2021	12/31/2021
Non-interest bearing	$766,549	52.6%	$736,582	51.2%
Money Market	237,924	16.3%	261,005	18.1%
Savings	404,150	27.7%	377,050	26.2%
Time	49,186	3.4%	64,362	4.5%
Total Deposits	$1,457,809	100%	$1,438,999	100%

	Average Balance	Yields/Rates	Average Balance	Yields/Rates	Average Balance	Yields/Rates
(dollars in thousands)	12/31/2022	12/31/2022	12/31/2021	12/31/2021	12/31/2020	12/31/2020
Non-interest bearing	$773,293		$645,955		$423,444

NOW	$-	0.0%	$-	0.0%	$97,395	0.08%
Money Market	254,723	0.11%	224,776	0.14%	115,203	0.24%
Savings	400,314	0.09%	306,911	0.09%	212,470	0.13%
Time	59,016	0.28%	53,976	0.36%	38,003	0.52%
Total interest bearing	$714,053	0.12%	$585,663	0.13%	$463,071	0.18%

The following table shows the Company's time deposits  in excess of the FDIC insurance limit and time deposits otherwise uninsured at December 31, 2022 (dollars in thousands):

Amount
Portion of time deposits in excess of insurance limit	$3,811
Time deposits otherwise uninsured	$-

Time deposits of $250,000 or more are generally from the Company's local business and individual customer base. The potential impact on the Company's liquidity from the withdrawal of these deposits is discussed at the Company's asset and liability management committee meetings, and is considered to be minimal.

Short-term Borrowing Arrangements.  The Company is a member of the FHLB and can borrow up to $233 million from the FHLB secured by commercial and residential mortgage loans with carrying values totaling $504 million. The Company is required to hold FHLB stock as a condition of membership. At December 31, 2022 the Company held $5.0 million of FHLB stock which is recorded as a component of other assets. Based on this level of stock holdings the Company can borrow up to $183.8 million. To borrow the full $233 million in available credit the Company would need to purchase $1.3 million in additional FHLB stock. In addition to its FHLB borrowing line, the Company has unsecured short-term borrowing agreements with two of its correspondent banks in the amounts of $50 million and $20 million. There were no outstanding borrowings to the FHLB or the correspondent banks at December 31, 2022 and December 31, 2021.

Note Payable. The Company maintained a $15 million line of credit facility with one of its correspondent banks (the "Note").  Interest on the Note was payable at the "Prime Rate".  There were no borrowings on the Note during 2022 or 2021. The Note was secured by 100 shares of Plumas Bank stock representing the Company's 100% ownership interest in Plumas Bank. Under the Note, the Bank was subject to several negative and affirmative covenants including, but not limited to, providing timely financial information, maintaining specified levels of capital, restrictions on additional borrowings, and meeting or exceeding certain capital and asset quality ratios. The Bank was in compliance with all such covenants related to the Note at December 31, 2021 and December 31, 2020.

On January 25, 2022 the Company replaced this facility with a $15 million Loan Agreement (the “Loan Agreement”) and Promissory Note (the “Term Note”). The Term Note matures on January 25, 2035 and can be prepaid at any time.  During the initial three years of the Loan Agreement the Term Note functions as an interest only revolving line of credit.  Beginning on year four the Term Note converts into a term loan requiring semi-annual principal and interest payments and no further advances can be made. The proceeds of this lending facility shall be used by the Company for general corporation purposes, and to provide capital injections into the Bank. The Term Note bears interest at a fixed rate of 3.85% for the first 5 years and then at a floating interest rate linked to WSJ Prime Rate for the remaining eight year term. The Loan Agreement provides for a $187,500 loan fee. The Note is secured by the common stock of the Bank. The Loan Agreement contains certain financial and non-financial covenants, which include, but are not limited to, a minimum leverage ratio at the Bank, a minimum total risk-based capital ratio at the Bank, a maximum Texas Ratio at the Bank, a minimum level of Tier 1 capital at the Bank  and a return on average assets needed to generate a 1.25X debt service coverage ratio. The Loan Agreement also contains customary events of default, including, but not limited to, failure to pay principal or interest, the commencement of certain bankruptcy proceedings, and certain adverse regulatory events affecting the Company or the Bank. Upon the occurrence of an event of default under the Loan Agreement, the Company’s obligations under the Loan Agreement may be accelerated. The Company was in compliance with all covenants related to the Term Note at December 31, 2022 and has not borrowed on the Term Note.

Repurchase Agreements. The Bank offers a repurchase agreement product for its larger  customers which use securities sold under agreements to repurchase as an alternative to interest-bearing deposits. Securities sold under agreements to repurchase totaling $18.6 million and $17.3 million at December 31, 2022 and December 31, 2021, respectively, are secured by U.S. Government agency securities with a carrying amount of $29.6 million and $23.0 million at December 31, 2022 and December 31, 2021, respectively. Interest paid on this product is similar to that which is paid on the Bank’s money market accounts; however, these are not deposits and are not FDIC insured.

Junior Subordinated Deferrable Interest Debentures. Plumas Statutory Trust I and II are business trust subsidiaries formed by the Company with capital of $374 thousand and $188 thousand, respectively, for the sole purpose of issuing trust preferred securities fully and unconditionally guaranteed by the Company. During 2002, Trust I issued 6,000 Floating Rate Capital Trust Pass-Through Securities ("Trust Preferred Securities"), with a liquidation value of $1,000 per security, for gross proceeds of $6,000,000. During 2005, Trust II issued 4,000 Trust Preferred Securities with a liquidation value of $1,000 per security, for gross proceeds of $4,000,000. The entire proceeds were invested by Trust I in the amount of $6,186,000 and Trust II in the amount of $4,124,000 in Floating Rate Junior Subordinated Deferrable Interest Debentures (the "Subordinated Debentures") issued by the Company, with identical maturity, repricing and payment terms as the Trust Preferred Securities. The Subordinated Debentures represent the sole assets of Trusts I and II.

Trust I’s Subordinated Debentures mature on September 26, 2032, bear a current interest rate of 8.12% (based on 3-month LIBOR plus 3.40%), with repricing and payments due quarterly. Trust II’s Subordinated Debentures mature on September 28, 2035, bear a current interest rate of 6.25% (based on 3-month LIBOR plus 1.48%), with repricing and payments due quarterly. The interest rate of the Trust Preferred Securities issued by Trust I adjust on each quarterly anniversary date to equal the 3-month LIBOR plus 3.40%. The Trust Preferred Securities issued by Trust II adjust on each quarterly anniversary date to equal the 3-month LIBOR plus 1.48%. Both Trusts I and II have the option to defer payment of the distributions for a period of up to five years, as long as the Company is not in default on the payment of interest on the Subordinated Debentures.

Net interest expense recognized by the Company for the years ended December 31, 2022, 2021 and 2020 related to the subordinated debentures was $359,000, $348,000 and $385,000, respectively. Interest expense is recorded net of the interest paid/received on our interest rate swaps.  See the following paragraph for a description of the swaps.

Interest Rate Swaps. On May 26, 2020 we entered into two separate interest rate swap agreements with notional amounts totaling $10 million, effectively converting the $10 million in Subordinated Debentures to fixed obligations.  The swaps have a 10 year maturity and fix the labor rate on the Subordinated Debentures at approximately 75 basis points. These agreements have been designated and qualify as cash flow hedging instruments and, as such changes in the fair value are recorded in accumulated other comprehensive income/loss to the extent the agreements are effective hedges. The swaps were determined to be fully effective during all periods presented. As such, no amount of ineffectiveness has been included in net income. Therefore, the aggregate fair value of the swaps is recorded in other assets with changes in fair value recorded in other comprehensive income. The amount included in accumulated other comprehensive income would be reclassified to current earnings should the hedges no longer be considered effective. The Company expects the hedges to remain fully effective during the remaining terms of the swaps.  At December 31, 2022  and December 31, 2021 the carrying value of the swaps, which was included in other assets, was an unrealized gain of $2.0 million and $607 thousand, respectively. In January, 2023 we terminated the swap agreements receiving $1.7 million in proceeds on termination.

Capital Resources

Shareholders’ equity decreased by $15.1 million from $134.1 million at December 31, 2021 to $119.0 million at December 31, 2022. The $15.1 million decrease was related to a reduction in accumulated other comprehensive income/loss of $38.4 million from accumulated other comprehensive income of $1.6 million at December 31, 2021 to an accumulated other comprehensive loss of $36.8 million at December 31, 2022.  In addition, shareholder dividends decreased shareholders’ equity by $3.7 million.  These items were partially offset by earnings during 2022 of $26.4 million and $571 thousand representing stock option and restricted stock activity.

It is the policy of the Company to periodically distribute excess retained earnings to the shareholders through the payment of cash dividends. Such dividends help promote shareholder value and capital adequacy by enhancing the marketability of the Company’s stock. All authority to provide a return to the shareholders in the form of a cash or stock dividend or split rests with the Board of Directors. The Board will periodically, but on no regular schedule, review the appropriateness of a cash dividend payment. Banking regulations limit the amount of dividends that may be paid without prior approval of regulatory agencies. The Company is subject to various restrictions on the payment of dividends. Quarterly cash dividends of $0.16 were paid on November 15, 2022, August 15, 2022, May 16, 2022 and February 15, 2022 and quarterly cash dividends of $0.14 per share were paid on November 15, 2021, August 16, 2021, May 17, 2021 and February 15, 2021.

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

The following table sets forth the Bank's actual capital amounts and ratios (dollar amounts in thousands):

			Minimum Amount of Capital Required
					To be Well-Capitalized
			For Capital		Under Prompt
	Actual		Adequacy Purposes (1)		Corrective Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2022
Common Equity Tier 1 Ratio	$157,361	14.7%	$48,218	4.5%	$69,648	6.5%
Tier 1 Leverage Ratio	157,361	9.2%	68,078	4.0%	85,098	5.0%
Tier 1 Risk-Based Capital Ratio	157,361	14.7%	64,291	6.0%	85,721	8.0%
Total Risk-Based Capital Ratio	168,419	15.7%	85,721	8.0%	107,151	10.0%

December 31, 2021
Common Equity Tier 1 Ratio	$134,015	14.4%	$42,024	4.5%	$60,701	6.5%
Tier 1 Leverage Ratio	134,015	8.4%	64,066	4.0%	80,083	5.0%
Tier 1 Risk-Based Capital Ratio	134,015	14.4%	56,032	6.0%	74,709	8.0%
Total Risk-Based Capital Ratio	144,708	15.5%	74,709	8.0%	93,387	10.0%

(1) Does not include amounts required to maintain the capital conservation buffer under the new capital rules

Management believes that the Bank met all its capital adequacy requirements as of December 31, 2022.

The current and projected capital positions of the Bank and the impact of capital plans and long-term strategies are reviewed regularly by management. The Company policy is to maintain the Bank’s ratios above the prescribed well-capitalized ratios at all times.

Off-Balance Sheet Arrangements

Loan Commitments. In the normal course of business, there are various commitments outstanding to extend credits that are not reflected in the financial statements. Commitments to extend credit and letters of credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Annual review of commercial credit lines, letters of credit and ongoing monitoring of outstanding balances reduces the risk of loss associated with these commitments. As of December 31, 2022, the Company had $178.7 million in unfunded loan commitments and no letters of credit. This compares to $162.5 million in unfunded loan commitments and $12 thousand in letters of credit at December 31, 2021. Of the $178.7 million in unfunded loan commitments, $115.6 million and $63.1 million represented commitments to commercial and consumer customers, respectively. Of the total unfunded commitments at December 31, 2022, $108.4 million were secured by real estate, of which $54.9 million was secured by commercial real estate and $53.5 million was secured by residential real estate mostly in the form of equity lines of credit. The commercial loan commitments not secured by real estate primarily represent business lines of credit, while the consumer loan commitments not secured by real estate primarily represent revolving credit card lines and overdraft protection lines. Since some of the commitments are expected to expire without being drawn upon the total commitment amounts do not necessarily represent future cash requirements.

Operating Leases. The Company leases three depository branches, one of which is a land lease on which we own the building, three lending offices, three administrative offices and two non-branch automated teller machine locations.  The expiration dates of the leases vary, with the first such lease expiring during 2024 and the last such lease expiring during 2044. Including variable lease expense, total rent expense for the years ended December 31, 2022, 2021 and 2020 was $611,000,  $507,000 and $407,000, respectively.

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

The Company is a member of the FHLB and can borrow up to $233 million from the FHLB secured by commercial and residential mortgage loans with carrying values totaling $504 million. See “Short-term Borrowing Arrangements” for additional information on our FHLB borrowing capacity. In addition to its FHLB borrowing line, the Company has unsecured short-term borrowing agreements with three of its correspondent banks in the amounts of $50 million and $20 million. There were no outstanding borrowings to the correspondent banks under these agreements at December 31, 2022 and 2021.  There was a $5 million outstanding balance on the FHLB line at December 31 2020.  This borrowing matured on May 7, 2021 and was non-interest bearing. There was no outstanding balance on the FHLB borrowing line at December 31, 2022 and 2021.

Customer deposits are the Company’s primary source of funds. Total deposits increased by $18.8 million from $1.4 billion at December 31, 2021, to $1.5 billion at December 31, 2022.  Deposits are held in various forms with varying maturities. The Company’s securities portfolio, Federal funds sold, FHLB advances, and cash and due from banks serve as the primary sources of liquidity, providing adequate funding for loans during periods of high loan demand. During periods of decreased lending, funds obtained from the maturing or sale of investments, loan payments, and new deposits are invested in short-term earning assets, such as cash held at the FRB, Federal funds sold and investment securities, to serve as a source of funding for future loan growth. Management believes that the Company’s available sources of funds, including borrowings, will provide adequate liquidity for its operations in the foreseeable future.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a smaller reporting company we are not required to provide the information required by this item.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The following consolidated financial statements of Plumas Bancorp and subsidiary, and report of the independent registered public accounting firm, are included in the Annual Report of Plumas Bancorp to its shareholders for the years ended December 31, 2022, 2021 and 2020.

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

As of December 31, 2022, management assessed the effectiveness of the Company’s internal control over financial reporting based on the framework established in the 2013 Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  Based on this assessment, management has determined that the Company’s internal control over financial reporting as of December 31, 2022, is effective.

Eide Bailly LLP the independent registered public accounting firm that audited the 2022 consolidated financial statements included in this annual report on Form 10-K, has issued an audit report on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2022, which is included herein.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders
Plumas Bancorp and Subsidiary
Reno, Nevada

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Plumas Bancorp and Subsidiary (the “Company”) as of December 31, 2022 and 2021, and the related consolidated statements of income, comprehensive income, changes in shareholders’ equity, and cash flows, for each of the years in the three-year period ended December 31, 2022, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for the years in the three-year period ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with auditing standards generally accepted in the United States of America, the Company’s internal control over financial reporting as of December 31, 2022, based on criteria established in 2013 Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 16, 2023, expressed an unmodified opinion.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is   to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the  U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Allowance for Loan Losses

As discussed in Note 5 to the Company’s consolidated financial statements, the Company has a gross loan portfolio, net of deferred fees and costs of $914.7 million and related allowance for loan losses of $10.7 million as of December 31, 2022. The Company’s allowance for loan losses is a material and complex estimate requiring significant management judgment in the evaluation of the credit quality and the estimation of inherent losses within the loan portfolio. The allowance for loan losses includes a general reserve which is determined based on the results of a quantitative and a qualitative analysis of all loans not measured for impairment at the reporting date.

The Company’s general reserves cover non-impaired loans and is based primarily on historical loss   rates and qualitative loss factors for each loan segment.  In calculating the allowance for loan losses,   the Company considers relevant credit quality indicators for each loan segment, stratifies loans by risk rating, and estimates losses for each loan type based upon their nature and risk profile. This process requires significant management judgment in the review of the loan portfolio and assignment of risk ratings based upon the characteristics of loans. In addition, estimation of losses inherent within the portfolio requires significant management judgment in considering the periods of historical loss data    to be included in their quantitative analysis.

Auditing these complex judgments and assumptions involves especially challenging auditor judgment due to the nature and extent of audit evidence and effort required to address these matters, including the extent of specialized skill or knowledge needed.

The primary procedures we performed to address this critical audit matter included:

●

Obtaining an understanding of the design and testing the operating effectiveness of controls relating to management’s timely identification of problem loans, appropriate application of loan rating policy, consistency of application of accounting policies and appropriateness of assumptions used in the allowance for loan losses calculation.

●

Obtaining an understanding, testing the operating effectiveness of controls, and evaluating  the reasonableness of assumptions and sources of data used by management in forming the loss factors by performing retrospective review of historic loan loss experience and analyzing historical data used in developing the assumptions.

●

Evaluating the identification and measurement of the qualitative loss factors, including the basis for concluding an adjustment was warranted and compared the adjustments utilized by management to both internal portfolio metrics and external macroeconomic data to support the adjustments and evaluated the trends in such adjustments. We searched for and evaluated information that corroborates or contradicts management’s identification and measurement of qualitative loss factors.

●	Testing the mathematical accuracy and computation of the allowance for loan losses.

●	Evaluating the period to period consistency with which qualitative loss factors are determined and applied.

/s/ Eide Bailly LLP

We have served as the Company’s auditor since 2019. Vavrinek, Trine, Day & Co., LLP, who joined Eide Bailly LLP in 2019, had served as the Company’s auditor since 2013.

San Ramon, California

March 16, 2023

PLUMAS BANCORP AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

December 31, 2022 and 2021

	2022	2021
ASSETS

Cash and cash equivalents	$183,426,000	$380,584,000
Investment securities available for sale	444,703,000	305,914,000
Loans held for sale	2,301,000	31,277,000
Loans, less allowance for loan losses of $10,717,000 in December 31, 2022 and $10,352,000 in 2021	903,968,000	829,385,000
Other real estate owned	-	487,000
Premises and equipment, net	18,100,000	16,424,000
Bank owned life insurance	16,020,000	15,844,000
Goodwill	5,502,000	5,502,000
Accrued interest receivable and other assets	47,024,000	28,657,000

Total assets	$1,621,044,000	$1,614,074,000

LIABILITIES AND SHAREHOLDERS' EQUITY

Deposits:
Non-interest bearing	$766,549,000	$736,582,000
Interest bearing	691,260,000	702,417,000

Total deposits	1,457,809,000	1,438,999,000

Repurchase agreements	18,624,000	17,283,000
Accrued interest payable and other liabilities	15,297,000	13,400,000
Junior subordinated deferrable interest debentures	10,310,000	10,310,000

Total liabilities	1,502,040,000	1,479,992,000

Commitments and contingencies (Note 12)

Shareholders' equity:
Serial preferred stock - no par value; 10,000,000 shares authorized; none outstanding	-	-
Common stock - no par value; 22,500,000 shares authorized; issued and outstanding – 5,850,216 at December 31, 2022 and 5,816,991 at December 31, 2021	27,372,000	26,801,000
Retained earnings	128,388,000	105,681,000
Accumulated other comprehensive (loss) income, net of taxes	(36,756,000)	1,600,000

Total shareholders' equity	119,004,000	134,082,000

Total liabilities and shareholders' equity	$1,621,044,000	$1,614,074,000

The accompanying notes are an integral part of these consolidated financial statements.

PLUMAS BANCORP AND SUBSIDIARY

 CONSOLIDATED STATEMENTS OF INCOME

For the Years Ended December 31, 2022, 2021 and 2020

	2022	2021	2020
Interest income:
Interest and fees on loans	$45,194,000	$42,487,000	$35,726,000
Interest and fees on loans held for sale	510,000	826,000	254,000
Interest on investment securities:
Taxable	6,409,000	2,746,000	2,451,000
Exempt from Federal income taxes	2,722,000	1,666,000	983,000
Other	4,923,000	345,000	210,000

Total interest income	59,758,000	48,070,000	39,624,000

Interest expense:
Interest on deposits	823,000	780,000	832,000
Interest on junior subordinated deferrable interest debentures	359,000	348,000	385,000
Other	67,000	8,000	11,000

Total interest expense	1,249,000	1,136,000	1,228,000

Net interest income before provision for loan losses	58,509,000	46,934,000	38,396,000

Provision for loan losses	1,300,000	1,125,000	3,175,000

Net interest income after provision for loan losses	57,209,000	45,809,000	35,221,000

Non-interest income:
Interchange revenue	3,401,000	3,279,000	2,568,000
Gain on sale of loans held for sale	2,696,000	1,008,000	1,344,000
Service charges	2,464,000	2,349,000	2,323,000
Loan servicing fees	893,000	852,000	841,000
Loss on sale of investment securities	-	(209,000)	-
Earnings on bank owned life insurance policies, net	391,000	380,000	342,000
Other	1,205,000	1,057,000	1,045,000

Total non-interest income	11,050,000	8,716,000	8,463,000

(Continued)

PLUMAS BANCORP AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME

(Continued)

For the Years Ended December 31, 2022, 2021 and 2020

	2022	2021	2020

Non-interest expenses:
Salaries and employee benefits	$17,451,000	$12,792,000	$13,282,000
Occupancy and equipment	4,610,000	3,983,000	3,362,000
Other	10,529,000	9,263,000	7,088,000
Total non-interest expenses	32,590,000	26,038,000	23,732,000

Income before income taxes	35,669,000	28,487,000	19,952,000

Provision for income taxes	9,225,000	7,478,000	5,477,000

Net income	$26,444,000	$21,009,000	$14,475,000

Basic earnings per common share	$4.53	$3.82	$2.80
Diluted earnings per common share	$4.47	$3.76	$2.77
Common dividends per share	$0.64	$0.56	$0.36

The accompanying notes are an integral part of these consolidated financial statements.

PLUMAS BANCORP AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

For the Years Ended December 31, 2022, 2021 and 2020

	2022	2021	2020
Net Income	$26,444,000	$21,009,000	$14,475,000
Other comprehensive (loss) income:
Change in net unrealized gain on securities	(55,849,000)	(5,138,000)	3,685,000
Change in unrealized gain on cash flow hedge	1,395,000	465,000	142,000
Reclassification adjustments for net loss included in net income	-	209,000	-

Net unrealized holding (loss) gain	(54,454,000)	(4,464,000)	3,827,000

Related income tax effect:
Change in unrealized loss (gain) on securities	16,510,000	1,519,000	(1,089,000)
Change in unrealized gain on cash flow hedge	(412,000)	(138,000)	(42,000)
Reclassification of loss included in net income	-	(62,000)	-

Income tax effect	16,098,000	1,319,000	(1,131,000)

Total other comprehensive (loss) income	(38,356,000)	(3,145,000)	2,696,000
Comprehensive (loss) income	$(11,912,000)	$17,864,000	$17,171,000

The accompanying notes are an integral part of these consolidated financial statements.

PLUMAS BANCORP AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

For the Years Ended December 31, 2022, 2021 and 2020

				Accumulated
				Other
				Comprehensive	Total
	Common Stock		Retained	Income	Shareholders’
	Shares	Amount	Earnings	(Net of Taxes)	Equity

Balance, January 1, 2020	5,165,760	$7,312,000	$75,144,000	$2,049,000	$84,505,000

Net Income			14,475,000		14,475,000
Other comprehensive income				2,696,000	2,696,000
Exercise of stock options	16,472	89,000			89,000
Cash dividends on common stock			(1,866,000)		(1,866,000)
Stock-based compensation expense		255,000			255,000
Balance, December 31, 2020	5,182,232	7,656,000	87,753,000	4,745,000	100,154,000

Net Income			21,009,000		21,009,000
Other comprehensive loss				(3,145,000)	(3,145,000)
Issuance of common stock	598,020	18,657,000			18,657,000
Exercise of stock options	36,739	265,000			265,000
Cash dividends on common stock			(3,081,000)		(3,081,000)
Stock-based compensation expense		223,000			223,000
Balance, December 31, 2021	5,816,991	26,801,000	105,681,000	1,600,000	134,082,000

Net Income			26,444,000		26,444,000
Other comprehensive loss				(38,356,000)	(38,356,000)
Exercise of stock options	31,575	309,000			309,000
Grants of restricted stock	1,650
Cash dividends on common stock			(3,737,000)		(3,737,000)
Stock-based compensation expense		262,000			262,000
Balance, December 31, 2022	5,850,216	$27,372,000	$128,388,000	$(36,756,000)	$119,004,000

The accompanying notes are an integral part of these consolidated financial statements.

PLUMAS BANCORP AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Years Ended December 31, 2022, 2021 and 2020

	2022	2021	2020

Cash flows from operating activities:
Net income	$26,444,000	$21,009,000	$14,475,000
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	1,300,000	1,125,000	3,175,000
Change in deferred loan origination costs/fees, net	(2,363,000)	(3,193,000)	2,308,000
Stock-based compensation expense	262,000	223,000	255,000
Depreciation and amortization	1,899,000	1,673,000	1,424,000
Amortization of investment security premiums	1,185,000	1,134,000	1,066,000
Accretion of discounts on investments	(331,000)	(71,000)	(73,000)
Loss on sale of investment securities	-	209,000	-
Gain on sale of loans held for sale	(2,696,000)	(1,008,000)	(1,344,000)
Loans originated for sale	(25,707,000)	(43,487,000)	(22,285,000)
Proceeds from loan sales	55,356,000	15,799,000	28,994,000
Gain on sale of building	-	-	(218,000)
Provision from change in OREO valuation	-	37,000	-
Net loss (gain) on sale of OREO	37,000	2,000	(9,000)
Net loss on sale of other vehicles owned	54,000	1,000	7,000
Earnings on bank owned life insurance policies	(391,000)	(380,000)	(342,000)
Benefit for deferred income taxes	1,033,000	(1,303,000)	(1,067,000)
Increase in accrued interest receivable and other assets	(1,094,000)	(876,000)	(2,957,000)
Increase in accrued interest payable and other liabilities	1,897,000	688,000	1,221,000
Net cash provided by (used in) operating activities	56,885,000	(8,418,000)	24,630,000

(Continued)

PLUMAS BANCORP AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Continued)

For the Years Ended December 31, 2022, 2021 and 2020

	2022	2021	2020
Cash flows from investing activities:
Proceeds from matured and called available-for-sale investment securities	$830,000	$500,000	$500,000
Proceeds from sale of available-for-sale securities	-	19,981,000	-
Purchases of available-for-sale investment securities	(227,070,000)	(196,161,000)	(61,163,000)
Proceeds from principal repayments from available-for-sale government-guaranteed mortgage-backed securities	30,748,000	43,178,000	43,062,000
Net (increase) decrease in loans	(72,883,000)	30,468,000	(96,568,000)
Cash acquired in acquisition, net of consideration paid	-	23,631,000	-
Proceeds from sale of vehicles	450,000	324,000	458,000
Proceeds from sale of other real estate	487,000	137,000	369,000
Proceeds from sale of building	-	-	1,348,000
Purchases of FHLB stock	(514,000)	(231,000)	(150,000)
Purchase of FRB Stock	(6,000)	(706,000)	(651,000)
Proceeds from bank owned life insurance	215,000	-	-
Purchases of premises and equipment	(3,023,000)	(931,000)	(1,606,000)
Net cash used in investing activities	(270,766,000)	(79,810,000)	(114,401,000)

Cash flows from financing activities:
Net increase in demand, interest-bearing and savings deposits	33,986,000	296,547,000	224,528,000
Net (decrease) increase in time deposits	(15,176,000)	(8,233,000)	2,122,000
Net increase (decrease) in securities sold under agreements to repurchase	1,341,000	3,405,000	(2,135,000)
Cash dividends paid on common stock	(3,737,000)	(3,081,000)	(1,866,000)
Proceeds from FHLB advances	-	-	10,000,000
Repayment of FHLB advances	-	(5,000,000)	(5,000,000)
Proceeds from exercise of stock options	309,000	265,000	89,000
Net cash provided by financing activities	16,723,000	283,903,000	227,738,000

(Decrease) increase in cash and cash equivalents	(197,158,000)	195,675,000	137,967,000

Cash and cash equivalents at beginning of year	380,584,000	184,909,000	46,942,000
Cash and cash equivalents at end of year	$183,426,000	$380,584,000	$184,909,000

 (Continued)

PLUMAS BANCORP AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Continued)

For the Years Ended December 31, 2022, 2021 and 2020

	2022	2021	2020
Supplemental disclosure of cash flow information:

Cash paid during the year for:
Interest expense	$1,246,000	$1,127,000	$1,255,000
Income taxes	$6,900,000	$9,190,000	$6,774,000
Assets acquired in acquisition plus goodwill recognized, net	$-	$204,960,000	$-
Liabilities assumed in acquisition	$-	$181,565,000	$-

Non-Cash Investing Activities:
Real estate acquired through foreclosure	$-	$258,000	$56,000
Vehicles acquired through repossession	$512,000	$342,000	$439,000

Non-Cash Financing Activities:
Common stock retired in connection with the exercise of stock options	$84,000	$119,000	$46,000

The accompanying notes are an integral part of these consolidated financial statements.

PLUMAS BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	THE BUSINESS OF PLUMAS BANCORP

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

Plumas Statutory Trust I and Trust II are not consolidated into the Company's consolidated financial statements and, accordingly, are accounted for under the equity method. The Company's investment in Trust I of $374,000 and Trust II of $188,000 are included in accrued interest receivable and other assets on the consolidated balance sheet. The junior subordinated deferrable interest debentures issued and guaranteed by the Company and held by Trust I and Trust II are reflected as debt on the consolidated balance sheet.

The accounting and reporting policies of Plumas Bancorp and subsidiary conform with accounting principles generally accepted in the United States of America and prevailing practices within the banking industry.

Reclassifications

Certain reclassifications have been made to prior years’ balances to conform to the classifications used in 2022. These reclassifications had no impact on the Company’s consolidated financial position, results of operations or net change in cash and cash equivalents.

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

Cash and Cash Equivalents

For the purpose of the statement of cash flows, cash and due from banks and Federal funds sold are considered to be cash equivalents. Generally, Federal funds are sold for one day periods. Cash held with other federally insured institutions in excess of FDIC limits as of December 31, 2022 was $4.2 million. Net cash flows are reported for customer loans and deposit transactions and repurchase agreements.

Investment Securities

Investments are classified into one of the following categories:

●

Available-for-sale securities reported at fair value, with unrealized gains and losses excluded from earnings and reported, net of taxes, as accumulated other comprehensive income (loss) within shareholders' equity.

●

Held-to-maturity securities, which management has the positive intent and ability to hold, reported at amortized cost, adjusted for the accretion of discounts and amortization of premiums. As of December 31, 2022 and 2021 the Company did not have any investment securities classified as held-to-maturity.

Management determines the appropriate classification of its investments at the time of purchase and may only change the classification in certain limited circumstances.

As of December 31, 2022, and 2021 the Company did not have any investment securities classified as trading and gains or losses on the sale of securities are computed on the specific identification method. Interest earned on investment securities is reported in interest income, net of applicable adjustments for accretion of discounts and amortization of premiums accounted for by the level yield method with no pre-payment anticipated.

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

Federal Home Loan Bank Stock

As a member of the Federal Home Loan Bank (FHLB) System, the Bank is required to maintain an investment in the capital stock of the FHLB. The investment is carried at cost, classified as a restricted security, and periodically evaluated for impairment based on ultimate recovery of par value. Both cash and stock dividends are reported as income. At December 31, 2022 and December 31, 2021, the Company held $4,964,000 and $4,450,000, respectively of FHLB stock. On the consolidated balance sheet, FHLB stock is included in accrued interest receivable and other assets.

Federal Reserve Bank (FRB) Stock

The Bank is a member of its regional Federal Reserve Bank.  FRB stock is carried at cost, classified as a restricted security, and periodically evaluated for impairment based on ultimate recovery of par value. Both cash and stock dividends are reported as income. At December 31, 2022 and December 31, 2021, the Company held $1,364,000 and $1,358,000, respectively of FRB stock. On the consolidated balance sheet, FRB stock is included in accrued interest receivable and other assets.

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

As of December 31, 2022, and 2021 the Company had $2.3 million and $31.3 million, respectively in guaranteed portions of SBA loans held for sale. Loans held for sale are recorded at the lower of cost or fair value and therefore may be reported at fair value on a non-recurring basis. The fair values for loans held for sale are based on either observable transactions of similar instruments or formally committed loan sale prices.

SBA Government guaranteed loans with unpaid balances of $133,927,000 and $109,865,000 were being serviced for others at December 31, 2022 and 2021, respectively.

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

Loans not meeting the criteria above that are analyzed individually as part of the above-described process are considered to be pass-rated loans.

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

Although management believes the allowance to be adequate, ultimate losses may vary from its estimates. At least quarterly, the Board of Directors and management review the adequacy of the allowance, including consideration of the relative risks in the portfolio, current economic conditions and other factors. If the Board of Directors and management determine that changes are warranted based on those reviews, the allowance is adjusted. In addition, the Company's primary regulators, the Federal Reserve (FRB) and the Department of Financial Protection and Innovation (“CFPI”), as an integral part of their examination process, review the adequacy of the allowance. These regulatory agencies may require additions to the allowance based on their judgment about information available at the time of their examinations.

The Company also maintains a separate allowance for off-balance-sheet commitments. Management estimates anticipated losses using historical data and utilization assumptions. The allowance for these commitments totaled $341,000 at December 31, 2022 and 2021, and is included in accrued interest payable and other liabilities in the consolidated balance sheet.

PLUMAS BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Other Real Estate Owned

Other real estate owned relates to real estate acquired in full or partial settlement of loan obligations.  There was no other real estate owned at December 31, 2022.  At December 31, 2021 other real estate owned totaled  $487,000 ($524,000 less a valuation allowance of $37,000).  None of OREO at December 31, 2021 was secured by residential real estate. There was one consumer mortgage loan with a balance of $83,000 secured by a residential real estate property for which formal foreclosure proceedings were in process at December 31, 2022 and one consumer mortgage loan with a balance of $101,000 secured by a residential real estate property for which formal foreclosure proceedings were in process at December 31, 2021.    Proceeds from sales of other real estate owned totaled $487,000, $137,000 and $369,000 for the years ended December 31, 2022, 2021 and 2020, respectively. For the years ended December 31, 2022, 2021 and 2020 the Company recorded (losses) gains on sale of other real estate owned of ($37,000), ($2,000) and $9,000, respectively. Other real estate owned is initially recorded at fair value less cost to sell when acquired, any excess of the Bank's recorded investment in the loan balance and accrued interest income over the estimated fair value of the property less costs to sell is charged against the allowance for loan losses. A valuation allowance for losses on other real estate is maintained to provide for temporary declines in value. The allowance is established through a provision for losses on other real estate which is included in other expenses. Subsequent gains or losses on sales or write-downs resulting from permanent impairment are also recorded in other expenses as incurred.

The following table provides a summary of the change in the OREO balance for the years ended December 31, 2022 and 2021:

	Year Ended December 31,
	2022	2021
Beginning balance	$487,000	$403,000
Additions	-	258,000
Dispositions	(487,000)	(137,000)
Write-downs	-	(37,000)
Ending balance	$-	$487,000

Goodwill and Intangible Assets

Intangible assets consist of core deposit intangibles related to the acquisition of Feather River Bancorp branch acquisitions and are amortized on an accelerated basis method over ten years. The Company evaluates the recoverability and remaining useful life annually to determine whether events or circumstances warrant a revision to the intangible asset or the remaining period of amortization. There were no such events or circumstances during the periods presented.

Aggregate amortization expense was $284,000, $246,000, and $199,000 for 2022, 2021 and 2020.

The gross carrying amount of intangible assets and accumulated amortization was:

	2022		2021
	Gross Carrying	Accumulated	Gross Carrying	Accumulated
	Amount	Amortization	Amount	Amortization
Core deposit intangibles	$2,263,000	$1,034,000	$2,263,000	$750,000

Estimated amortization expense for each of the next five years is $237,000, $201,000, $172,000, $153,000 and $138,000.

Goodwill totaling $5,502,000 was recorded on July 1, 2021 related to the acquisition of Feather River Bancorp. Goodwill is not amortized, but is evaluated for impairment at least annually. The Company did not recognize impairment during the years ended  December 31, 2022 and 2021.

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

Low Income Housing Tax Credits

The Company accounts for low income housing tax credits and the related qualified affordable housing projects using the proportional amortization method. Under the proportional amortization method, the Company amortizes the initial cost of the investment in proportion to the tax credits and other tax benefits received and recognizes the net investment performance in the income statement as a component of income tax expense (benefit). Upon entering into a qualified affordable housing project, the Company records, in other liabilities, the entire amount that it has agreed to invest in the project, and an equal amount, in other assets, representing its investment in the project. As the Company disburses cash to satisfy its investment obligation, other liabilities are reduced. Over time, as the tax credits and other tax benefits of the project are realized by the Company, the investment recorded in other assets is reduced using the proportional amortization method.

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

Interest expense and penalties associated with unrecognized tax benefits, if any, are classified as income tax expense in the consolidated income statement. There have been no significant changes to unrecognized tax benefits or accrued interest and penalties for the years ended December 31, 2022 and 2021.

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

Comprehensive Income

Comprehensive income consists of net income and other comprehensive income. Other comprehensive income includes unrealized gains and losses on securities available for sale and unrealized gains on cash flow hedge which are also recognized as separate components of equity. The amount reclassified out of other accumulated comprehensive income relating to realized losses on securities available for sale was $0, $209,000 and $0 for 2022, 2021 and 2020, with the related tax benefit of $0, $62,000 and $0, respectively.

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

Stock-Based Compensation

Compensation expense related to the Company’s Stock based compensation plans, net of related tax benefit, recorded in 2022, 2021 and 2020 totaled $224,000, $208,000 and $238,000 or $0.04, $0.04 and $0.05 per diluted share, respectively. Compensation expense is recognized over the vesting period on a straight-line accounting basis.

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

During 2022 and 2020 the Company granted options to purchase 117,000 and 5,000 shares of common stock, respectively. The fair value of each option was estimated on the date of grant using the following assumptions.  During 2022 the Company granted 1,650 shares of restricted stock with a fair value of $31 per share and a one-year vesting period. Compensation costs related to these shares during 2022 totaled $21,000.

	2022	2020
Expected life of stock options (in years)	6.1	5.1
Risk free interest rate	2.96%	1.68%
Annualized Volatility	31.8%	26.00%
Dividend yields	2.06%	1.29%
Weighted-average fair value of options granted during the year	$8.85	$5.92

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

Based on the loan portfolio composition, characteristics and quality of the loan portfolio as of December 31, 2022, and the current economic environment, management estimates that the total allowance for loan losses will increase by between $500,000 and $800,000. The estimated decline in equity, net of tax, will range from $350,000 to $550,000. The economic conditions, forecasts and assumptions used in the model could be significantly different in future periods. The impact of the change in the allowance on our results of operations in a provision for credit losses will depend on the current period net charge-offs, level of loan originations, and change in mix of the loan portfolio. The ranges noted above exclude any impact to the Company's reserve for unfunded commitments, which is expected to increase by between $250,000 and $350,000.   The estimated decline in equity, net of tax, will range from $175,000 to $250,000. As time progresses and the results of economic conditions require model assumption inputs to change, further refinements to the estimation process may also be identified.

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

Fair Value of Financial Instruments

The carrying amounts and estimated fair values of financial instruments, at December 31, 2022 are as follows:

		Fair Value Measurements at December 31, 2022 Using:
					Total Fair
	Carrying Value	Level 1	Level 2	Level 3	Value
Financial assets:
Cash and cash equivalents	$183,426,000	$183,426,000			$183,426,000
Investment securities	444,703,000		$444,703,000		444,703,000
Interest rate swaps	2,002,000		2,002,000		2,002,000
Loan, held for sale	2,301,000		2,301,000		2,301,000
Loans, net	903,968,000			$884,814,000	884,814,000
FHLB stock	4,964,000				N/A
FRB Stock	1,364,000				N/A
Accrued interest receivable	7,433,000	63,000	2,309,000	5,061,000	7,433,000
Financial liabilities:
Deposits	1,457,809,000	1,408,623,000	49,627,000		1,458,250,000
Repurchase agreements	18,624,000		18,624,000		18,624,000
Junior subordinated deferrable interest debentures	10,310,000			7,770,000	7,770,000
Accrued interest payable	81,000	16,000	40,000	25,000	81,000

The carrying amounts and estimated fair values of financial instruments, at December 31, 2021 are as follows:

		Fair Value Measurements at December 31, 2021 Using:
					Total Fair
	Carrying Value	Level 1	Level 2	Level 3	Value
Financial assets:
Cash and cash equivalents	$380,584,000	$380,584,000			$380,584,000
Investment securities	305,914,000		$305,914,000		305,914,000
Interest rate swaps	607,000		607,000		607,000
Loan, held for sale	31,277,000		33,284,000		33,284,000
Loans, net	829,385,000			$844,764,000	844,764,000
FHLB stock	4,450,000				N/A
FRB Stock	1,358,000				N/A
Accrued interest receivable	5,800,000	3,000	1,082,000	4,715,000	5,800,000
Financial liabilities:
Deposits	1,438,999,000	1,374,637,000	65,398,000		1,440,035,000
Repurchase agreements	17,283,000		17,283,000		17,283,000
Junior subordinated deferrable interest debentures	10,310,000			7,342,000	7,342,000
Accrued interest payable	78,000	9,000	56,000	13,000	78,000

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

Fair Value of Financial Instruments (continued)

The following tables present information about the Company’s assets and liabilities measured at fair value on a recurring and non-recurring basis as of December 31, 2022 and December 31, 2021, and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value:

Assets and liabilities measured at fair value on a recurring basis at December 31, 2022 are summarized below:

		Fair Value Measurements at
		December 31, 2022 Using
		Quoted
		Prices in
		Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
	Total Fair	Assets	Inputs	Inputs
	Value	(Level 1)	(Level 2)	(Level 3)
Assets:
U.S. Treasury securities	$9,707,000	$-	$9,707,000	$-
U.S. Government-sponsored agencies collateralized by mortgage obligations-residential	214,408,000	-	214,408,000	-
U.S. Government agencies collateralized by mortgage obligations-commercial	99,581,000	-	99,581,000	-
Obligations of states and political subdivisions	121,007,000	-	121,007,000	-
Interest rate swaps	2,002,000	-	2,002,000
	$446,705,000	$-	$446,705,000	$-

Assets and liabilities measured at fair value on a recurring basis at December 31, 2021 are summarized below:

		Fair Value Measurements at
		December 31, 2021 Using
		Quoted
		Prices in
		Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
	Total Fair	Assets	Inputs	Inputs
	Value	(Level 1)	(Level 2)	(Level 3)
Assets:
U.S. Government-sponsored agencies collateralized by mortgage obligations-residential	$151,034,000	$-	$151,034,000	$-
U.S. Government agencies collateralized by mortgage obligations-commercial	57,225,000	-	57,225,000	-
Obligations of states and political subdivisions	97,655,000	-	97,655,000	-
Interest rate swaps	607,000	-	607,000	-
	$306,521,000	$-	$306,521,000	$-

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

There were no assets and liabilities measured at fair value on a non-recurring basis at December 31, 2022 .

Assets and liabilities measured at fair value on a non-recurring basis at December 31, 2021 are summarized below:

Fair Value Measurements at December 31, 2021 Using:
Quoted
Prices in
		Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
	Total	Assets	Inputs	Inputs	Total
	Fair Value	(Level 1)	(Level 2)	(Level 3)	Losses
Assets:
Other real estate:
Real estate – commercial	$487,000	$-	$-	$487,000	$(37,000)

PLUMAS BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

3.	FAIR VALUE MEASUREMENTS (Continued)

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

The following table presents quantitative information about Level 3 fair value measurements for financial instruments measured at fair value on a non-recurring basis at December 31, 2022 and 2021 (dollars in thousands):

					Range	Range
	Fair Value	Fair Value	Valuation		(Weighted Average)	(Weighted Average)
Description	12/31/2022	12/31/2021	Technique	Significant Unobservable Input	12/31/2022	12/31/2021
Other Real Estate

RE – Commercial	$-	$487	Third Party appraisals	Management Adjustments to Reflect Current Conditions and Selling Costs		17% - 51%	(37%)

PLUMAS BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

4.	INVESTMENT SECURITIES

The amortized cost and estimated fair value of investment securities at December 31, 2022 and 2021 consisted of the following:

Available-for-Sale	2022
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Debt securities:
U.S. Treasury securities	$9,950,000	$-	$(243,000)	$9,707,000
U.S. Government-sponsored agencies collateralized by mortgage obligations-residential	238,253,000	214,000	(24,059,000)	214,408,000
U.S. Government agencies collateralized by mortgage obligations-commercial	112,142,000	143,000	(12,704,000)	99,581,000
Obligations of states and political subdivisions	138,541,000	243,000	(17,777,000)	121,007,000
	$498,886,000	$600,000	$(54,783,000)	$444,703,000

Unrealized losses on available-for-sale investment securities totaling $54,183,000 were recorded, net of $16,017,000 in tax benefits, as accumulated other comprehensive loss within shareholders' equity at December 31, 2022. No investment securities were sold during the year ended December 31 2022.

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

Investment securities with unrealized losses at December 31, 2022 are summarized and classified according to the duration of the loss period as follows:

December 31, 2022
	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
Debt securities:
U.S. Treasury securities	$9,707,000	$243,000	$-	$-	$9,707,000	$243,000
U.S. Government-sponsored agencies collateralized by mortgage obligations-residential	140,117,000	12,070,000	54,017,000	11,989,000	194,134,000	24,059,000
U.S. Government agencies collateralized by mortgage obligations-commercial	42,799,000	2,845,000	42,363,000	9,859,000	85,162,000	12,704,000
Obligations of states and political subdivisions	89,092,000	11,421,000	16,768,000	6,356,000	105,860,000	17,777,000
	$281,715,000	$26,579,000	$113,148,000	$28,204,000	$394,863,000	$54,783,000

PLUMAS BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

4.	INVESTMENT SECURITIES (Continued)

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

At December 31, 2022, the Company held 400 securities of which 288 were in a loss position for less than twelve months and 80 were in a loss position for twelve months or more. Of the 400 securities 3 are U.S. Treasury securities, 117 are U.S. Government-sponsored agencies collateralized by residential mortgage obligations, 41 were U.S. Government agencies collateralized by commercial mortgage obligations and 239 were obligations of states and political subdivisions. The unrealized losses relate principally to market rate conditions. All of the securities continue to pay as scheduled. When analyzing an issuer’s financial condition, management considers the length of time and extent to which the market value has been less than cost; the historical and implied volatility of the security; the financial condition of the issuer of the security; and the Company’s intent and ability to hold the security to recovery. As of December 31, 2022, management does not have the intent to sell these securities nor does it believe it is more likely than not that it will be required to sell these securities before the recovery of its amortized cost basis. Based on the Company’s evaluation of the above and other relevant factors, the Company does not believe the securities that are in an unrealized loss position as of December 31, 2022 are other than temporarily impaired.

The amortized cost and estimated fair value of investment securities at December 31, 2022 by contractual maturity are shown below. Expected maturities will differ from contractual maturities because the issuers of the securities may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized	Estimated Fair
	Cost	Value
Under one year	$3,558,000	$3,500,000
After one year through five years	13,351,000	13,115,000
After five years through ten years	12,277,000	11,961,000
After ten years	119,305,000	102,138,000
Investment securities not due at a single maturity date:
U.S. Government-sponsored agencies collateralized by mortgage obligations-residential	238,253,000	214,408,000
U.S. Government agencies collateralized by mortgage obligations-commercial	112,142,000	99,581,000
	$498,886,000	$444,703,000

Investment securities with amortized costs totaling $189,358,000 and $134,749,000 and estimated fair values totaling $166,728,000 and $134,791,000 at December 31, 2022 and 2021, respectively, were pledged to secure deposits and repurchase agreements.

There were no transfers of available-for-sale investment securities during the years ended December 31, 2022, 2021 or 2020. There were no securities classified as held-to-maturity at December 31, 2022 or December 31, 2021.

PLUMAS BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

5.	LOANS AND THE ALLOWANCE FOR LOAN LOSSES

Outstanding loans are summarized below:

	December 31,
	2022	2021
Commercial	$76,680,000	$99,804,000
Agricultural	122,873,000	126,456,000
Real estate – residential	15,324,000	15,837,000
Real estate – commercial	516,107,000	418,609,000
Real estate – construction & land development	43,420,000	51,526,000
Equity lines of credit	35,891,000	32,793,000
Auto	96,750,000	89,046,000
Other	4,904,000	4,516,000
	911,949,000	838,587,000
Deferred loan costs, net	2,736,000	1,150,000
Allowance for loan losses	(10,717,000)	(10,352,000)
Loans, net	$903,968,000	$829,385,000

Changes in the allowance for loan losses were as follows:

	Year Ended December 31,
	2022	2021
Balance, beginning of year	$10,352,000	$9,902,000
Provision charged to operations	1,300,000	1,125,000
Losses charged to allowance	(1,461,000)	(938,000)
Recoveries	526,000	263,000
Balance, end of year	$10,717,000	$10,352,000

The recorded investment in impaired loans totaled $1,248,000 and $4,857,000 at December 31, 2022 and 2021, respectively. The Company had specific allowances for loan losses of $20,000 on impaired loans of $169,000 at December 31, 2022 as compared to specific allowances for loan losses of $28,000 on impaired loans of $273,000 at December 31, 2021. The balance of impaired loans in which no specific reserves were required totaled $1,079,000 and $4,584,000 at December 31, 2022 and 2021, respectively. The average recorded investment in impaired loans for the years ended December 31, 2022, 2021 and 2020 was $1,271,000, $3,369,000 and $1,996,000, respectively. The Company recognized $59,000, $60,000 and $61,000 in interest income on impaired loans during the years ended December 31, 2022, 2021 and 2020, respectively.

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

The carrying value of troubled debt restructurings at December 31, 2022 and December 31, 2021 was $876,000 and $897,000, respectively. The Company has allocated $20,000 and $28,000 of specific reserves on loans to customers whose loan terms have been modified in troubled debt restructurings as of December 31, 2022 and December 31, 2021, respectively. The Company has not committed to lend additional amounts on loans classified as troubled debt restructurings at December 31, 2022 and December 31, 2021.

There were no new troubled debt restructurings during the twelve months ending December 31, 2022 and 2021.

There were no troubled debt restructurings for which there was a payment default within twelve months following the modification during the twelve months ended December 31, 2022 and 2021.

At December 31, 2022 and 2021, nonaccrual loans totaled $1,172,000 and $4,863,000, respectively. Interest foregone on nonaccrual loans totaled $121,000, $381,000 and $119,000 for the twelve months ended December 31, 2022, 2021 and 2020, respectively. There were no loans past due 90 days or more and on accrual status at December 31, 2022 and December 31, 2021.  No interest was recognized on nonaccrual loans accounted on a cash basis during the years ended December 31, 2022, 2021 and 2020.

Salaries and employee benefits totaling $3,445,000, $3,506,000 and $2,274,000 have been deferred as loan origination costs during the years ended December 31, 2022, 2021 and 2020, respectively.

 Purchased Credit Impaired Loans (PCI):

Upon the acquisition of FRB the Company acquired loans, for which there was, at acquisition, evidence of deterioration of credit quality since origination and it was probable, at acquisition, that all contractually required payments would not be collected. The carrying amount of those loans at December 31, 2022 was $261,000.  This amount reflects an outstanding balance of $281,000 net of an unaccretable discount of $20,000.  The carrying amount of those loans at December 31, 2021 was $496,000.  This amount reflects an outstanding balance of $517,000 net of an unaccretable discount of $21,000.

Accretable yield, or income expected to be collected, is as follows:

(in thousands)
Balance at December 31, 2020	$-
Additions	33
Removals [1]	(1)
Accretion	(4)
Balance at December 31, 2021	28
Additions	-
Removals [1]	(10)
Accretion	(5)
Balance at December 31, 2022	$13

1 Represents the accretable difference that is relieved when a loan exits the PCI population due to payoff, full charge-off, or transfer to repossessed assets, etc.

PLUMAS BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

5.	LOANS AND THE ALLOWANCE FOR LOAN LOSSES (Continued)

The following tables show the loan portfolio allocated by management's internal risk ratings at the dates indicated, in thousands:

December 31, 2022	Commercial Credit Exposure
	Credit Risk Profile by Internally Assigned Grade
			Real	Real	Real
			Estate-	Estate-	Estate-	Equity
	Commercial	Agricultural	Residential	Commercial	Construction	LOC	Total
Grade:
Pass	$68,577	$111,276	$14,932	$510,504	$43,337	$35,475	$784,101
Special Mention	8,047	10,651	161	3,934	-	-	22,793
Substandard	56	946	231	1,669	83	416	3,401
Doubtful	-	-	-	-	-	-	-
Total	$76,680	$122,873	$15,324	$516,107	$43,420	$35,891	$810,295

December 31, 2021	Commercial Credit Exposure
	Credit Risk Profile by Internally Assigned Grade
			Real	Real	Real
			Estate-	Estate-	Estate-	Equity
	Commercial	Agricultural	Residential	Commercial	Construction	LOC	Total
Grade:
Pass	$96,052	$124,866	$15,594	$414,175	$51,455	$32,349	$734,491
Special Mention	3,721	1,072	150	62	-	-	5,005
Substandard	31	518	93	4,372	71	444	5,529
Doubtful	-	-	-	-	-	-	-
Total	$99,804	$126,456	$15,837	$418,609	$51,526	$32,793	$745,025

	Consumer Credit Exposure			Consumer Credit Exposure
	Credit Risk Profile			Credit Risk Profile
	Based on Payment Activity			Based on Payment Activity
	December 31, 2022			December 31, 2021
	Auto	Other	Total	Auto	Other	Total
Grade:
Performing	$96,298	$4,904	$101,202	$88,525	$4,492	$93,017
Non-performing	452	-	452	521	24	545
Total	$96,750	$4,904	$101,654	$89,046	$4,516	$93,562

PLUMAS BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

5.	LOANS AND THE ALLOWANCE FOR LOAN LOSSES (Continued)

The following tables show the allocation of the allowance for loan losses at the dates indicated, in thousands:

	Commercial	Agricultural	Real Estate Residential	Real Estate Commercial	Real Estate Construction	Equity LOC	Auto	Other	Total
Year ended 12/31/22:
Allowance for Loan Losses
Beginning balance	$1,074	$791	$168	$4,549	$1,325	$426	$1,911	$108	$10,352
Charge-offs	(207)	-	-	(19)	-	-	(1,195)	(40)	(1,461)
Recoveries	27	-	3	2	-	-	482	12	526
Provision	(2)	295	(33)	448	175	261	91	65	1,300
Ending balance	$892	$1,086	$138	$4,980	$1,500	$687	$1,289	$145	$10,717

Year ended 12/31/21:
Allowance for Loan Losses
Beginning balance	$950	$757	$164	$5,089	$554	$499	$1,768	$121	$9,902
Charge-offs	(188)	-	-	-	-	-	(703)	(47)	(938)
Recoveries	72	-	3	8	-	4	136	40	263
Provision	240	34	1	(548)	771	(77)	710	(6)	1,125
Ending balance	$1,074	$791	$168	$4,549	$1,325	$426	$1,911	$108	$10,352

Year ended 12/31/20:
Allowance for Loan Losses
Beginning balance	$617	$653	$163	$3,426	$481	$393	$1,409	$101	$7,243
Charge-offs	(131)	-	-	-	-	-	(574)	(82)	(787)
Recoveries	34	-	15	8	-	4	200	10	271
Provision	430	104	(14)	1,655	73	102	733	92	3,175
Ending balance	$950	$757	$164	$5,089	$554	$499	$1,768	$121	$9,902

December 31, 2022:
Allowance for Loan Losses
Ending balance: individually evaluated for impairment	$-	$-	$20	$-	$-	$-	$-	$-	$20
Ending balance: collectively evaluated for impairment	892	1,086	118	4,980	1,500	687	1,289	145	10,697
Ending balance	$892	$1,086	$138	$4,980	$1,500	$687	$1,289	$145	$10,717
Loans
Ending balance: individually evaluated for impairment	$-	$232	$678	$-	$94	$244	$-	$-	$1,248
Ending balance: collectively evaluated for impairment	76,680	122,641	14,646	516,107	43,326	35,647	96,750	4,904	910,701
Ending balance	$76,680	$122,873	$15,324	$516,107	$43,420	$35,891	$96,750	$4,904	$911,949

December 31, 2021:
Allowance for Loan Losses
Ending balance: individually evaluated for impairment	$-	$-	$23	$-	$5	$-	$-	$-	$28
Ending balance: collectively evaluated for impairment	1,074	791	145	4,549	1,320	426	1,911	108	10,324
Ending balance	$1,074	$791	$168	$4,549	$1,325	$426	$1,911	$108	$10,352
Loans
Ending balance: individually evaluated for impairment	$-	$238	$557	$3,697	$102	$263	$-	$-	$4,857
Ending balance: collectively evaluated for impairment	99,804	126,218	15,280	414,912	51,424	32,530	89,046	4,516	833,730
Ending balance	$99,804	$126,456	$15,837	$418,609	$51,526	$32,793	$89,046	$4,516	$838,587

PLUMAS BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

5.	LOANS AND THE ALLOWANCE FOR LOAN LOSSES (Continued)

The following tables show an aging analysis of the loan portfolio by the time past due, in thousands:

December 31, 2022				Total Past Due
	30-89 Days	90 Days and		and
	Past Due	Still Accruing	Nonaccrual	Nonaccrual	Current	Total

Commercial	$945	$-	$-	$945	$75,735	$76,680
Agricultural	877	-		877	121,996	122,873
Real estate - residential	437	-	211	648	14,676	15,324
Real estate - commercial	3,255	-	9	3,264	512,843	516,107
Real estate – construction & land		-	83	83	43,337	43,420
Equity Lines of Credit	718	-	417	1,135	34,756	35,891
Auto	2,555	-	452	3,007	93,743	96,750
Other	15	-	-	15	4,889	4,904
Total	$8,802	$-	$1,172	$9,974	$901,975	$911,949

December 31, 2021				Total Past Due
	30-89 Days	90 Days and		and
	Past Due	Still Accruing	Nonaccrual	Nonaccrual	Current	Total

Commercial	$705	$-	$-	$705	$99,099	$99,804
Agricultural	345	-	-	345	126,111	126,456
Real estate - residential	150	-	93	243	15,594	15,837
Real estate - commercial	68	-	3,710	3,778	414,831	418,609
Real estate – construction & land	-	-	71	71	51,455	51,526
Equity Lines of Credit	450	-	444	894	31,899	32,793
Auto	1,679	-	521	2,200	86,846	89,046
Other	122	-	24	146	4,370	4,516
Total	$3,519	$-	$4,863	$8,382	$830,205	$838,587

The following tables show information related to impaired loans at the dates indicated, in thousands:

		Unpaid		Average	Interest
	Recorded	Principal	Related	Recorded	Income
As of December 31, 2022:	Investment	Balance	Allowance	Investment	Recognized

With no related allowance recorded:
Commercial	$-	$-	$-	$-	$-
Agricultural	232	232	-	235	17
Real estate – residential	509	541	-	514	29
Real estate – commercial	-	-	-	-	-
Real estate – construction & land	94	94	-	98	6
Equity Lines of Credit	244	301	-	254	-
Auto	-	-	-	-	-
Other	-	-	-	-	-
With an allowance recorded:
Commercial	$-	$-	$-	$-	$-
Agricultural	-	-	-	-	-
Real estate – residential	169	169	20	170	7
Real estate – commercial	-	-	-	-	-
Real estate – construction & land	-	-	-	-	-
Equity Lines of Credit	-	-	-	-	-
Auto	-	-	-	-	-
Other	-	-	-	-	-
Total:
Commercial	$-	$-	$-	$-	$-
Agricultural	232	232	-	235	17
Real estate – residential	678	710	20	684	36
Real estate – commercial	-	-	-	-	-
Real estate – construction & land	94	94	-	98	6
Equity Lines of Credit	244	301	-	254	-
Auto	-	-	-	-	-
Other	-	-	-	-	-
Total	$1,248	$1,337	$20	$1,271	$59

PLUMAS BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

5.	LOANS AND THE ALLOWANCE FOR LOAN LOSSES (Continued)

The following tables show information related to impaired loans at the dates indicated, in thousands:

		Unpaid		Average	Interest
	Recorded	Principal	Related	Recorded	Income
As of December 31, 2021:	Investment	Balance	Allowance	Investment	Recognized

With no related allowance recorded:
Commercial	$-	$-	$-	$-	$-
Agricultural	238	238	-	241	18
Real estate – residential	386	399	-	387	29
Real estate – commercial	3,697	3,834	-	2,188	-
Real estate – construction & land	-	-	-	-	-
Equity Lines of Credit	263	304	-	275	-
Auto	-	-	-	-	-
Other	-	-	-	-	-
With an allowance recorded:
Commercial	$-	$-	$-	$-	$-
Agricultural	-	-	-	-	-
Real estate – residential	171	171	23	173	7
Real estate – commercial	-	-	-	-	-
Real estate – construction & land	102	102	5	105	6
Equity Lines of Credit	-	-	-	-	-
Auto	-	-	-	-	-
Other	-	-	-	-	-
Total:
Commercial	$-	$-	$-	$-	$-
Agricultural	238	238	-	241	18
Real estate – residential	557	570	23	560	36
Real estate – commercial	3,697	3,834	-	2,188	-
Real estate – construction & land	102	102	5	105	6
Equity Lines of Credit	263	304	-	275	-
Auto	-	-	-	-	-
Other	-	-	-	-	-
Total	$4,857	$5,048	$28	$3,369	$60

		Unpaid		Average	Interest
	Recorded	Principal	Related	Recorded	Income
As of December 31, 2020:	Investment	Balance	Allowance	Investment	Recognized

With no related allowance recorded:
Commercial	$-	$-	$-	$-	$-
Agricultural	243	243	-	246	19
Real estate – residential	388	399	-	390	28
Real estate – commercial	859	955	-	762	-
Real estate – construction & land	-	-	-	-	-
Equity Lines of Credit	288	317	-	298	-
Auto	-	-	-	-	-
Other	-	-	-	-	-
With an allowance recorded:
Commercial	$154	$154	$143	$16	$-
Agricultural	-	-	-	-	-
Real estate – residential	174	176	26	175	7
Real estate – commercial	-	-	-	-	-
Real estate – construction & land	108	108	5	109	7
Equity Lines of Credit	-	-	-	-	-
Auto	-	-	-	-	-
Other	-	-	-	-	-
Total:
Commercial	$154	$154	$143	$16	$-
Agricultural	243	243	-	246	19
Real estate – residential	562	575	26	565	35
Real estate – commercial	859	955	-	762	-
Real estate – construction & land	108	108	5	109	7
Equity Lines of Credit	288	317	-	298	-
Auto	-	-	-	-	-
Other	-	-	-	-	-
Total	$2,214	$2,352	$174	$1,996	$61

PLUMAS BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

6.	PREMISES AND EQUIPMENT

Premises and equipment consisted of the following:

	December 31,
	2022	2021

Land	$4,570,000	$4,029,000
Premises	21,474,000	19,569,000
Furniture, equipment and leasehold improvements	7,873,000	7,555,000
Total	33,917,000	31,153,000
Less accumulated depreciation and amortization	(15,817,000)	(14,729,000)
Premises and equipment, net	$18,100,000	$16,424,000

Depreciation and amortization included in occupancy and equipment expense totaled $1,347,000, $1,182,000 and $1,089,000 for the years ended December 31, 2022, 2021 and 2020, respectively.

7.	DEPOSITS

Interest-bearing deposits consisted of the following:

	December 31,
	2022	2021

Money market	$237,924,000	$261,005,000
Savings	404,150,000	377,050,000
Time, $250,000 or more	10,802,000	20,116,000
Other time	38,384,000	44,246,000
Interest-bearing deposits	$691,260,000	$702,417,000

At December 31, 2022, the scheduled maturities of time deposits were as follows:

Year Ending December 31,

2023	$39,836,000
2024	6,611,000
2025	2,175,000
2026	316,000
2027	199,000
thereafter	49,000
$49,186,000

Deposit overdrafts reclassified as loan balances were $391,000 and $714,000 at December 31, 2022 and 2021, respectively.

PLUMAS BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

8.	SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE

Securities sold under agreements to repurchase totaling $18,624,000 and $17,283,000 at December 31, 2022 and 2021, respectively are secured by U.S. Government agency securities with a carrying amount of $29,595,000 and $23,000,000 at December 31, 2022 and 2021, respectively.

Securities sold under agreements to repurchase are financing arrangements that mature within two years. At maturity, the securities underlying the agreements are returned to the Company. Information concerning securities sold under agreements to repurchase during 2022 and 2021 is summarized as follows:

	2022	2021
Average daily balance during the year	$12,325,000	$13,419,000
Average interest rate during the year	0.04%	0.06%
Maximum month-end balance during the year	$18,624,000	$21,024,000
Weighted average interest rate at year-end	0.05%	0.05%

9.	BORROWING ARRANGEMENTS

The Company is a member of the FHLB and can borrow up to $233 million from the FHLB secured by commercial and residential mortgage loans with carrying values totaling $504 million. The Company is required to hold FHLB stock as a condition of membership. At December 31, 2022 the Company held $5.0 million of FHLB stock which is recorded as a component of other assets. Based on this level of stock holdings the Company can borrow up to $183.8 million. To borrow the full $233 million in available credit the Company would need to purchase $1.3 million in additional FHLB stock. In addition to its FHLB borrowing line, the Company has unsecured short-term borrowing agreements with two of its correspondent banks in the amounts of $50 million and $20 million. There were no outstanding borrowings to the FHLB or the correspondent banks at December 31, 2022 and December 31, 2021.

The Company maintained a $15 million line of credit facility with one of its correspondent banks (the "Note").  Interest on the Note was payable at the "Prime Rate".  There were no borrowings on the Note during 2022 or 2021. The Note was secured by 100 shares of Plumas Bank stock representing the Company's 100% ownership interest in Plumas Bank. Under the Note, the Bank was subject to several negative and affirmative covenants including, but not limited to, providing timely financial information, maintaining specified levels of capital, restrictions on additional borrowings, and meeting or exceeding certain capital and asset quality ratios. The Bank was in compliance with all such covenants related to the Note at December 31, 2021 and December 31, 2020.

On January 25, 2022 the Company replaced this facility with a $15 million Loan Agreement (the “Loan Agreement”) and Promissory Note (the “Term Note”). The Term Note matures on January 25, 2035 and can be prepaid at any time.  During the initial three years of the Loan Agreement the Term Note functions as an interest only revolving line of credit.  Beginning on year four the Term Note converts into a term loan requiring semi-annual principal and interest payments and no further advances can be made. The proceeds of this lending facility shall be used by the Company for general corporation purposes, and to provide capital injections into the Bank. The Term Note bears interest at a fixed rate of 3.85% for the first 5 years and then at a floating interest rate linked to WSJ Prime Rate for the remaining eight year term. The Loan Agreement provides for a $187,500 loan fee. The Note is secured by the common stock of the Bank. The Loan Agreement contains certain financial and non-financial covenants, which include, but are not limited to, a minimum leverage ratio at the Bank, a minimum total risk-based capital ratio at the Bank, a maximum Texas Ratio at the Bank, a minimum level of Tier 1 capital at the Bank  and a return on average assets needed to generate a 1.25X debt service coverage ratio. The Loan Agreement also contains customary events of default, including, but not limited to, failure to pay principal or interest, the commencement of certain bankruptcy proceedings, and certain adverse regulatory events affecting the Company or the Bank. Upon the occurrence of an event of default under the Loan Agreement, the Company’s obligations under the Loan Agreement may be accelerated. The Company was in compliance with all covenants related to the Term Note at December 31, 2022 and has not borrowed on the Term Note.

 There were no borrowings on the Note or the Term Note during the years ended December 31, 2022 and 2021.

PLUMAS BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

10.	JUNIOR SUBORDINATED DEFERRABLE INTEREST DEBENTURES

Plumas Statutory Trust I and II are business trusts formed by the Company with capital of $374,000 and $188,000, respectively, for the sole purpose of issuing trust preferred securities fully and unconditionally guaranteed by the Company.

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

Trust I’s Subordinated Debentures mature on September 26, 2032, bear a current interest rate of 8.12% (based on 3-month LIBOR plus 3.40%), with repricing and payments due quarterly. Trust II’s Subordinated Debentures mature on September 28, 2035, bear a current interest rate of 6.25% (based on 3-month LIBOR plus 1.48%), with repricing and payments due quarterly. The Subordinated Debentures are redeemable by the Company, subject to receipt by the Company of prior approval from the Federal Reserve Board of Governors, on any quarterly anniversary date on or after the 5-year anniversary date of the issuance. The redemption price is par plus accrued and unpaid interest, except in the case of redemption under a special event which is defined in the debenture. The Trust Preferred Securities are subject to mandatory redemption to the extent of any early redemption of the Subordinated Debentures and upon maturity of the Subordinated Debentures on September 26, 2032 for Trust I and September 28, 2035 for Trust II.

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

Interest expense, net of the effect of interest rate swaps, recognized by the Company for the years ended December 31, 2022, 2021 and 2020 related to the subordinated debentures was $359,000, $348,000 and $385,000, respectively.

11.	DERIVATIVES

Interest Rate Swaps Designated as Cash Flow Hedges: On May 26, 2020 we entered into two separate interest rate swap agreements with notional amounts totaling $10 million, effectively converting the $10 million in Subordinated Debentures to fixed obligations.  The swaps have a 10 year maturity and fix the labor rate on the Subordinated Debentures at approximately 75 basis points. These agreements have been designated and qualify as cash flow hedging instruments and, as such, changes in the fair value are recorded in accumulated other comprehensive income/loss to the extent the agreements are effective hedges. The swaps were determined to be fully effective during all periods presented. As such, no amount of ineffectiveness has been included in net income. Therefore, the aggregate fair value of the swaps is recorded in other assets with changes in fair value recorded in other comprehensive income . The amount included in accumulated other comprehensive income would be reclassified to current earnings should the hedges no longer be considered effective.  In January, 2023 we terminated the swap agreements receiving $1.7 million in proceeds on termination.

Summary information about the interest-rate swaps designated as cash flow hedges as of year-end is as follows:

	2022	2021
Notional amounts	$10,000,000	$10,000,000
Weighted average pay rates	3.38%	3.38%
Weighted average remaining maturity (in years)	7.5	8.5
Unrealized gains	$2,002,000	$607,000

Interest income (expense)  recorded on these swap transactions totaled $104,000 for the year ended December 31, 2022 and ($60,000) during 2021 and is reported as a component of interest expense on the Subordinated Debentures.

PLUMAS BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

12.	COMMITMENTS AND CONTINGENCIES

Leases

The Company leases three lending offices, two branch offices, the land under our Yuba City branch, three administrative offices and two standalone ATM locations. The branch office leases and the land lease have options to renew. The exercise of lease renewal options is at our sole discretion; therefore, they are not included in our Right of Use (ROU) assets and lease liabilities as they are not reasonably certain of exercise. We regularly evaluate the renewal options and when they are reasonably certain of exercise, we include the renewal period in our lease term. We have elected the practical expedient to exclude short-term leases from our ROU assets and lease liabilities. The branch leases, the administrative office leases, the land lease and one of the lending office leases are classified as operating leases while the remaining leases are all short-term leases.  Right of use assets totaling $3,345,000 and $3,416,000 at December 31, 2022 and 2021, respectively were included in other assets on the consolidated balance sheets. Lease liabilities totaling $3,396,000 and $3,437,000 at December 31, 2022 and 2021, respectively were included in other liabilities on the consolidated balance sheets.

As our leases do not provide an implicit rate, we use our incremental borrowing rate based on the information available at the lease commencement date in determining the present value of the lease payments. The Company’s weighted average incremental borrowing rate used in the calculation of the right-of-use assets and lease liabilities was estimated at 4.3%.

The following table presents a maturity analysis of the operating lease liability at December 31, 2022:

Maturities of
Lease Liabilities
Year ended December 31, 2023	$539,000
Year ended December 31, 2024	481,000
Year ended December 31, 2024	385,000
Year ended December 31, 2026	263,000
Year ended December 31, 2027	232,000
Thereafter	2,830,000
4,730,000
Less: Present value discount	(1,334,000)
Lease Liability December 31, 2022	$3,396,000

The weighted-average remaining lease term is 15.6 years.

Total lease costs for the year ended December 31, 2022 were $611,000 consisting of $535,000 related to operating leases, $50,000 related to short-term leases and variable lease expense of $26,000. Total lease costs for the year ended December 31, 2021 were $507,000 consisting of $440,000 related to operating leases, $52,000 related to short-term leases and variable lease expense of $15,000. Total lease costs for the year ended December 31, 2020 were $407,000 consisting of $312,000 related to operating leases, $76,000 related to short-term leases and variable lease expense of $19,000. Cash paid on operating leases was $507,000 and $423,000 for the years ended December 31, 2022 and 2021, respectively.

Rental expense included in occupancy and equipment expense totaled $585,000, $492,000 and $388,000 for the years ended December 31, 2022, 2021 and 2020, respectively.

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

The following financial instruments represent off-balance-sheet credit risk:

	December 31,
	2022	2021
Commitments to extend credit	$178,729	$162,462,000
Letters of credit	$-	$12,000

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

Letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loans to customers. The fair value of the liability related to these letters of credit, which represents the fees received for issuing the guarantees, was not significant at December 31, 2022 and 2021. The Company recognizes these fees as revenues over the term of the commitment or when the commitment is used.

At December 31, 2022, consumer loan commitments represent approximately 5% of total commitments and are generally unsecured. Commercial and agricultural loan commitments represent approximately 35% of total commitments and are generally secured by various assets of the borrower. Real estate loan commitments, including consumer home equity lines of credit, represent the remaining 60% of total commitments and are generally secured by property with a loan-to-value ratio not to exceed 80%. In addition, the majority of the Company’s commitments have variable interest rates.

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

Dividends from the Bank to the Company are restricted under California law to the lesser of the Bank's retained earnings or the Bank's net income for the latest three fiscal years, less dividends previously declared during that period, or, with the approval of the CFPI to the greater of the retained earnings of the Bank, the net income of the Bank for its last fiscal year, or the net income of the Bank for its current fiscal year. As of December 31, 2022, the maximum amount available for dividend distribution under this restriction was  $49,075,000. In addition, the Company’s ability to pay dividends is subject to certain covenants contained in the indentures relating to the Trust Preferred Securities issued by the business trusts (see Note 10 for additional information related to the Trust Preferred Securities).

During 2022 the Company paid quarterly cash dividends of $0.16  on November 15, 2022, August 15, 2022, May 16, 2022 and February 15, 2022.  During 2021 the Company paid quarterly cash dividends of  $0.14 per share on February 15, 2021, May 17, 2021, August 16, 2021 and November 15, 2021. During 2020 the Company paid quarterly cash dividends of  $0.12 per share dividends on May 15, 2020, August 14, 2020 and November 16, 2020.

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

	For the Year Ended December 31,
(In thousands, except per share data)	2022	2021	2020
Net Income:
Net income	$26,444	$21,009	$14,475
Earnings Per Share:
Basic earnings per share	$4.53	$3.82	$2.80
Diluted earnings per share	$4.47	$3.76	$2.77
Weighted Average Number of Shares Outstanding:
Basic shares	5,840	5,502	5,177
Diluted shares	5,912	5,583	5,230

Shares of common stock issuable under stock options and warrants for which the exercise prices were greater than the average market prices were not included in the computation of diluted earnings per share due to their antidilutive effect. Stock options and warrants not included in the computation of diluted earnings per share, due to shares not being in the-money and having an antidilutive effect, were 118,850, 0 and 191,050 for the years ended December 31, 2022, 2021 and 2020, respectively.

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

In May 2013, the Company established the 2013 Stock Option Plan for which 189,917 shares of common stock are reserved. With the establishment of the Company’s 2022 Equity Incentive Plan, no further options may be issued under the 2013 Stock Option Plan, though options previously granted continue to be outstanding and governed by the plan.

During the year ended December 31, 2022,  117,200 options were granted under the 2022 plan.  There were no options granted during the years ended December 31, 2022 and 2021 under the 2013 plan.  During the year ended December 31, 2020 5,000 options were granted under the 2013 plan.

A summary of the activity within the 2013 Plan follows:

			Weighted
			Average
		Weighted	Remaining
		Average	Contractual
		Exercise	Term in	Intrinsic
	Shares	Price	Years	Value
Options outstanding at January 1, 2020	302,385	$17.73
Option granted	5,000	26.42
Options cancelled	(17,050)	23.05
Options exercised	(18,250)	7.39
Options outstanding at December 31, 2020	272,085	18.25
Options cancelled	(8,000)	21.75
Options exercised	(40,468)	9.48
Options outstanding at December 31, 2021	223,617	$19.71
Options exercised	(33,700)	11.66
Options outstanding at December 31, 2022	189,917	$21.14	4.0	$3,021,579
Options exercisable at December 31, 2022	158,817	$21.01	3.8	$2,547,425
Expected to vest after December 31, 2022	27,284	$21.85	4.8	$414,730

A summary of the activity within the 2022 Plan follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term in Years	Intrinsic Value
Options outstanding at January 1, 2022	-	-
Options granted	117,200	$31.00
Options outstanding at December 31, 2022	117,200	$31.00	9.3	$709,060
Options exercisable at December 31, 2022	-	-	-	-
Expected to vest after December 31, 2022	117,200	$31.00	9.3	$709,060

The following information relates to the two plans.

As of December 31, 2022, there was $113,000 of total unrecognized compensation cost related to non-vested, share-based compensation under the 2013 plan. That cost is expected to be recognized over a weighted average period of 0.8 years. As of December 31, 2022, there was $947,000 of total unrecognized compensation cost related to non-vested stock options, share-based compensation under the 2022 plan. That cost is expected to be recognized over a weighted average period of 4.4 years.

Compensation cost related to stock options recognized in operating results under the plans was $241,000, $223,000 and $255,000 for the years ended December 31, 2022, 2021 and 2020, respectively. The associated future income tax benefit recognized was $17,000, $15,000, $17,000 for the years ended December 31, 2022, 2021 and 2020, respectively.

The total fair value of options vested was $228,000 and $234,000 for the years ended December 31, 2022 and 2021, respectively. The total intrinsic value of options at time of exercise was $840,000 and $858,000 for the years ended December 31, 2022 and 2021, respectively.  Cash received from option exercises for the years ended December 31, 2022, 2021 and 2020 was $309,000, $265,000 and $89,000, respectively. The tax benefit realized for the tax deductions from option exercise totaled $58,000, $70,000 and $10,000 for the years ended December 31, 2022, 2021 and 2020, respectively.

PLUMAS BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

13.	SHAREHOLDERS' EQUITY (Continued)

Restricted Stock

During 2022 the Company granted 1,650 shares of restricted stock with a fair value of $31 per share and a one year vesting period. Compensation costs related to these shares during 2022 totaled $21,000. As of December 31, 2022, there was $30,000 of total unrecognized compensation cost related to restricted stock. That cost is expected to be recognized over a weighted average period of 0.6 years.

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

In July, 2013, the federal bank regulatory agencies adopted rules implementing the Basel Committee on Banking Supervision’s capital guidelines for U.S. banks, sometimes called “Basel III,” that increased the minimum regulatory capital requirements for bank holding companies and banks and implemented strict eligibility criteria for regulatory capital instruments. The Basel III capital rules include a minimum common equity Tier 1 ratio of 4.5%, a Tier 1 capital ratio of 6.0%, a total risk-based capital ratio of 8.0%, and a minimum leverage ratio of 4.0% (calculated as Tier 1 capital to average consolidated assets). The minimum capital levels required to be considered “well capitalized” include a common equity Tier 1 ratio of 6.5%, a Tier 1 risk-based capital ratio of 8.0%, a total risk-based capital ratio of 10.0%  and a leverage ratio of 5.0%.  In addition, the Basel III capital rules require that banking organizations maintain “a capital conservation buffer” of 2.5% above the minimum capital requirements in order to avoid restrictions on their ability to pay dividends, repurchase stock or pay discretionary bonuses. Including the capital conservation buffer of 2.5%, the Basel III capital rules require the following minimum ratios for a bank holding company or bank to be considered well capitalized: a common equity Tier 1 capital ratio of 7.0%; a Tier 1 capital ratio of 8.5%, and a total capital ratio of 10.5%. At December 31, 2022 , the Company’s and the Bank’s capital ratios exceed the thresholds necessary to be considered “well capitalized” under the Basel III framework.

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

The following table sets forth the Bank's actual capital amounts and ratios (dollar amounts in thousands):

			Minimum Amount of Capital Required
					To be Well-Capitalized
			For Capital		Under Prompt
	Actual		Adequacy Purposes (1)		Corrective Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2022
Common Equity Tier 1 Ratio	$157,361	14.7%	$48,218	4.5%	$69,648	6.5%
Tier 1 Leverage Ratio	157,361	9.2%	68,078	4.0%	85,098	5.0%
Tier 1 Risk-Based Capital Ratio	157,361	14.7%	64,291	6.0%	85,721	8.0%
Total Risk-Based Capital Ratio	168,419	15.7%	85,721	8.0%	107,151	10.0%

December 31, 2021
Common Equity Tier 1 Ratio	$134,015	14.4%	$42,024	4.5%	$60,701	6.5%
Tier 1 Leverage Ratio	134,015	8.4%	64,066	4.0%	80,083	5.0%
Tier 1 Risk-Based Capital Ratio	134,015	14.4%	56,032	6.0%	74,709	8.0%
Total Risk-Based Capital Ratio	144,708	15.5%	74,709	8.0%	93,387	10.0%

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

PLUMAS BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

14.	OTHER EXPENSES

Other expenses consisted of the following:

	Year Ended December 31,
	2022	2021	2020
Outside service fees	$4,057,000	$3,753,000	$2,871,000
Professional fees	1,282,000	1,311,000	688,000
Telephone and data communications	770,000	746,000	600,000
Armored car and courier	675,000	498,000	426,000
Advertising and promotion	673,000	431,000	519,000
Director compensation, education and retirement	606,000	498,000	456,000
Deposit insurance	528,000	455,000	252,000
Business development	506,000	343,000	280,000
Amortization of Core Deposit Intangible	284,000	246,000	198,000
Loan collection costs	274,000	284,000	230,000
Stationery and supplies	109,000	122,000	112,000
Provision from change in OREO valuation	-	37,000	-
Loss (gain) on sale of OREO	37,000	2,000	(9,000)
Other operating expense	728,000	537,000	465,000
Other non-interest expense	$10,529,000	$9,263,000	$7,088,000

15.	INCOME TAXES

The provision for income taxes for the years ended December 31, 2022, 2021 and 2020 consisted of the following:

2022	Federal	State	Total
Current	$5,398,000	$2,794,000	$8,192,000
Deferred	686,000	347,000	1,033,000
Provision for income taxes	$6,084,000	$3,141,000	$9,225,000

2021	Federal	State	Total
Current	$6,112,000	$2,669,000	$8,781,000
Deferred	(964,000)	(339,000)	(1,303,000)
Provision for income taxes	$5,148,000	$2,330,000	$7,478,000

2020	Federal	State	Total
Current	$4,214,000	$2,330,000	$6,544,000
Deferred	(665,000)	(402,000)	(1,067,000)
Provision for income taxes	$3,549,000	$1,928,000	$5,477,000

PLUMAS BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

15.	INCOME TAXES (Continued)

Deferred tax assets (liabilities) consisted of the following:

	December 31,
	2022	2021
Deferred tax assets:

Allowance for loan losses	$3,014,000	$2,922,000
Deferred compensation	1,078,000	1,401,000
Loans held for sale	32,000	566,000
Premises and equipment	505,000	473,000
Deferred loan fees	5,000	298,000
Unrealized loss on available-for-sale investment securities	16,017,000	-
Other	1,435,000	1,327,000
Total deferred tax assets	22,086,000	6,987,000

Deferred tax liabilities:

Deferred loan costs	(1,155,000)	(866,000)
Unrealized gain on available-for-sale investment securities	-	(493,000)
Purchase accounting adjustments	(380,000)	(464,000)
Unrealized gain on cash flow hedge	(592,000)	(179,000)
Other	(342,000)	(432,000)
Total deferred tax liabilities	(2,469,000)	(2,434,000)
Net deferred tax assets	$19,617,000	$4,553,000

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

At December 31, 2022 total deferred tax assets were approximately $22,086,000 and total deferred tax liabilities were approximately $2,469,000 for a net deferred tax asset of $19,617,000. The Company’s deferred tax assets primarily relate timing differences in the tax deductibility of unrealized losses on investment securities, deprecation on premises and equipment, the provision for loan losses and deferred compensation. Based upon our analysis of available evidence, management of the Company determined that it is "more likely than not" that all of our deferred income tax assets as of December 31, 2022 and 2021 will be fully realized and therefore no valuation allowance was recorded. On the consolidated balance sheet, net deferred tax assets are included in accrued interest receivable and other assets.

PLUMAS BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

15.	INCOME TAXES (Continued)

The Company recognized, as components of tax expense, tax credits and other tax benefits, and amortization expense relating to our investment in Qualified Affordable House Projects as follows:

December 31, 2022
Tax credits and other tax benefits - decrease in tax expense	$33,305
Amortizaton - increase in tax expense	$19,474

The carrying value of Low Income Housing Tax Credit Funds was $2,481,000 and $0 as of December 31, 2022 and 2021, respectively. As of December 31, 2022, the Company has committed to make additional capital contributions to the Low Income Housing Tax Credit Funds in the amount of  $2,060,000, and these contributions are expected to be made over the next several years.

The provision for income taxes differs from amounts computed by applying the statutory Federal income tax rate to operating income before income taxes. The significant items comprising these differences consisted of the following:

	2022	2021	2020
Federal income tax, at statutory rate	21.0%	21.0%	21.0%
State franchise tax, net of Federal tax effect	7.0	6.5	7.6
Interest on obligations of states and political subdivisions	(1.6)	(1.2)	(1.0)
Net increase in cash surrender value of bank owned life insurance	(0.2)	(0.3)	(0.4)
Other	(0.3)	0.2	0.3
Effective tax rate	25.9%	26.2%	27.5%

The Company and its subsidiary file income tax returns in the U.S. federal and applicable state jurisdictions. The Company conducts all of its business activities in the states of California, Nevada and Oregon. There are currently no pending U.S. federal, state, and local income tax or non-U.S. income tax examinations by tax authorities.

With few exceptions, the Company is no longer subject to tax examinations by U.S. Federal taxing authorities for years ended before December 31, 2019, and by state and local taxing authorities for years ended before December 31, 2018.

The unrecognized tax benefits and changes therein and the interest and penalties accrued by the Company as of or during the years ended December 31, 2022 and 2021 were not significant. The Company does not expect the total amount of unrecognized tax benefits to significantly increase or decrease in the next twelve months.

16.	RELATED PARTY TRANSACTIONS

During the normal course of business, the Company enters into transactions with related parties, including executive officers and directors. The following is a summary of the aggregate activity involving related party borrowers during 2022:

Balance, January 1, 2022	$1,822,000
Disbursements	3,018,000
Amounts repaid	(98,000)
Balance, December 31, 2022	$4,742,000
Undisbursed commitments to related parties, December 31, 2022	$1,297,000

PLUMAS BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

17.	EMPLOYEE BENEFIT PLANS

Profit Sharing Plan

The Plumas Bank Profit Sharing Plan commenced April 1, 1988 and is available to employees meeting certain service requirements. Under the Plan, employees are able to defer a selected percentage of their annual compensation. Included under the Plan's investment options is the option to invest in Company stock. The Company’s contribution, which is recorded net of forfeitures, consisted of a matching amount of 30% of the employee’s contribution up to a total of 3% of the employee’s compensation totaling $305,000, $260,000 and $243,000 for the years ended December 31, 2022, 2021 and 2020, respectively.

Salary Continuation and Retirement Agreements

Salary continuation and retirement agreements are in place for the Company’s president, its current executive vice presidents, five members of the Board of Directors as well as five former executives and three former directors. Under these agreements, the directors and executives will receive monthly payments for periods ranging from ten to fifteen years, after retirement. The estimated present value of these future benefits is accrued over the period from the effective dates of the agreements until the participants' expected retirement dates. The expense recognized under these plans for the years ended December 31, 2022, 2021 and 2020 totaled $471,000, $437,000 and $520,000, respectively. Accrued compensation payable under these plans totaled $3,831,000 and $3,769,000 at December 31, 2022 and 2021, respectively.  In addition, balances totaling $1,194,000 at December 31, 2021 were related to three former executive officers of Bank of Feather River. These balances were paid in January, 2022.

In connection with some of these agreements, the Bank purchased single premium life insurance policies with cash surrender values totaling $16,020,000 and $15,844,000 at December 31, 2022 and 2021, respectively. Income earned on these policies, net of expenses, totaled $391,000, $380,000 and $342,000 for the years ended December 31, 2022, 2021 and 2020, respectively.

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

PLUMAS BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

19.	PARENT ONLY CONDENSED FINANCIAL STATEMENTS

CONDENSED BALANCE SHEETS

December 31, 2022 and 2021

	2022	2021
ASSETS

Cash and cash equivalents	$964,000	$1,062,000
Investment in bank subsidiary	126,498,000	142,613,000
Interest rate swaps	2,002,000	607,000
Other assets	810,000	722,000

Total assets	$130,274,000	$145,004,000

LIABILITIES AND SHAREHOLDERS' EQUITY
Other liabilities	$960,000	$612,000
Junior subordinated deferrable interest debentures	10,310,000	10,310,000

Total liabilities	11,270,000	10,922,000

Shareholders' equity:
Common stock	27,372,000	26,801,000
Retained earnings	128,388,000	105,681,000
Accumulated other comprehensive income	(36,756,000)	1,600,000

Total shareholders' equity	119,004,000	134,082,000

Total liabilities and shareholders' equity	$130,274,000	$145,004,000

CONDENSED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

For the Years Ended December 31, 2022, 2021 and 2020

	2022	2021	2020
Income:
Dividends declared by bank subsidiary	$4,000,000	$8,035,000	$2,375,000
Earnings from investment in Plumas Statutory Trust I and II	14,000	9,000	11,000

Total income	4,014,000	8,044,000	2,386,000

Expenses:
Interest on junior subordinated deferrable interest debentures	359,000	348,000	385,000
Other expenses	556,000	399,000	369,000

Total expenses	915,000	747,000	754,000

Income before equity in undistributed income of subsidiary	3,099,000	7,297,000	1,632,000

Equity in undistributed income of subsidiary	23,039,000	13,442,000	12,623,000

Income before income taxes	26,138,000	20,739,000	14,255,000
Income tax benefit	306,000	270,000	220,000
Net income	$26,444,000	$21,009,000	$14,475,000

Total comprehensive (loss) income	$(11,912,000)	$17,864,000	$17,171,000

PLUMAS BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

19.	PARENT ONLY CONDENSED FINANCIAL STATEMENTS (Continued)

CONDENSED STATEMENTS OF CASH FLOWS

For the Years Ended December 31, 2022, 2021 and 2020

	2022	2021	2020
Cash flows from operating activities:
Net income	$26,444,000	$21,009,000	$14,475,000
Adjustments to reconcile net income to net cash provided by operating activities:
Undistributed income of subsidiary	(23,039,000)	(13,442,000)	(12,623,000)
Stock-based compensation expense	78,000	52,000	57,000
Increase in other assets	(88,000)	(14,000)	(220,000)
(Decrease) increase in other liabilities	(65,000)	596,000	(7,000)
Net cash provided by operating activities	3,330,000	8,201,000	1,682,000

Cash flows from investing activities:
Cash paid in acquisition	-	(4,738,000)	-

Cash flows from financing activities:
Cash dividends paid on common stock	(3,737,000)	(3,081,000)	(1,866,000)
Proceeds from exercise of stock options	309,000	265,000	89,000
Net cash used in financing activities	(3,428,000)	(2,816,000)	(1,777,000)

(Decrease) increase in cash and cash equivalents	(98,000)	647,000	(95,000)

Cash and cash equivalents at beginning of year	1,062,000	415,000	510,000

Cash and cash equivalents at end of year	$964,000	$1,062,000	$415,000

20.	SUBSEQUENT EVENTS

On February 9, 2023, Plumas Bancorp submitted redemption notices to redeem $6,000,000 of trust preferred securities of Plumas Statutory Trust I (“Trust I”) and $4,000,000 of trust preferred securities of Plumas Statutory Trust II (“Trust II”). The trust preferred securities are being redeemed, along with an aggregate of $310,000 in common securities issued by the trusts and held by the Company, as a result of the concurrent redemption of 100% of the Company’s junior subordinated debentures due 2032 held by Trust I and 100% of the Company’s junior subordinated debentures due 2035 held by Trust II underlying the trust preferred securities.

The redemption prices for the junior subordinated debentures will be equal to 100% of the respective principal amounts, which total $10,000,000, plus accrued interest up to the redemption date. The proceeds from the redemption of the junior subordinated debentures will be simultaneously applied to redeem all of the outstanding common securities and the outstanding trust preferred securities at a price of 100% of the aggregate principal amount of the trust preferred securities plus accumulated but unpaid distributions up to the redemption date. Funding for the redemption will be provided from borrowings on our Term Note.  See Note 9 – “Borrowing Arrangements” in these Consolidated Financial Statements for a description of the terms and conditions of the Term Note.

The trust preferred securities of Plumas Statutory Trust II were redeemed on March 15, 2023 and the trust preferred securities of Plumas Statutory Trust I are scheduled to be redeemed on March 26, 2023.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures.

The Company’s management, including the Chief Executive Officer and Chief Financial Officer, have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective to ensure that information required to be disclosed in the reports we file and submit under the Exchange Act is (i) recorded, processed, summarized and reported as and when required and (ii) accumulated and communicated to management, including the Chief Executive Officer and the Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting.

During the fourth quarter of 2022, no change in the Company’s internal control over financial reporting was identified in connection with this evaluation that has materially affected or is reasonably likely to materially affect internal control over financial reporting.

Management's Report on Internal Control over Financial Reporting and Attestation Report of Registered Public Accounting Firm

Management’s Report on Internal Control over Financial Reporting and the Report of Independent Registered Public Accounting Firm are set forth in our consolidated financial statements and the reports thereon set forth in Item 8 of this report.

ITEM 9B. OTHER INFORMATION

The Company redeemed $4,000,000 of trust preferred securities effective March 15, 2023 and will redeem an additional $6,000,000 of trust preferred securities effective March 26, 2023. See Note 20 to the Company’s audited financial statements included in Item 8 of this report.

 ITEM 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by Item 10 will be included in our Definitive Proxy Statement for our 2023 Annual Meeting of Shareholders to be filed with the SEC within 120 days of December 31, 2022, and is incorporated by reference.

ITEM 11. EXECUTIVE COMPENSATION

The information required by Item 11 will be included in our Definitive Proxy Statement for our 2023 Annual Meeting of Shareholders to be filed with the SEC within 120 days of December 31, 2022, and is incorporated by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The security ownership information required by this Item will be included in our Definitive Proxy Statement for our 2023 Annual Meeting of Shareholders to be filed with the SEC within 120 days of December 31, 2022, and is incorporated by reference.

Equity Compensation Plan Information

The following table provides information as of December 31, 2022, with respect to options and restricted stock units outstanding and shares available for future awards under the Company's active equity incentive plans.

	Number of securities to be issued upon exercise of outstanding options	Weighted-average exercise price of outstanding options	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Plan Category
	(a)	(b)	(c)
Equity compensation plans approved by security holders	307,117	$24.91	457,700
Equity compensation plans not approved by security holders	None	Not Applicable	None
Total	307,117	$24.91	457,700

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by Item 13 will be included in our Definitive Proxy Statement for our 2023 Annual Meeting of Shareholders to be filed with the SEC within 120 days of December 31, 2022, and is incorporated by reference..

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by Item 14 will be included in our Definitive Proxy Statement for our 2023 Annual Meeting of Shareholders to be filed with the SEC within 120 days of December 31, 2022, and is incorporated by reference..

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

10.71	Form of Stock Option Agreement Under Plumas Bancorp 2022 Equity Incentive Plan, is included as Exhibit 10.1 to the Registrant's 8-K filed on June 16, 2022, which is incorporated by this reference herein.

10.72	Form of Stock Option Agreement Under Plumas Bancorp 2022 Equity Incentive Plan with Post-Retirement Exercisability is included as Exhibit 10.2 to the Registrant's 8-K filed on June 16, 2022, which is incorporated by this reference herein.

10.73	Form of Restricted Stock Award Agreement Under Plumas Bancorp 2022 Equity Incentive Plan is included as Exhibit 10.3 to the Registrant's 8-K filed on June 16, 2022, which is incorporated by this reference herein

10.74	Plumas Bancorp 2022 Equity Incentive Plan (incorporated by reference to Appendix A to Plumas Bancorp’s Definitive Proxy Statement filed on March 28, 2022)

11

Computation of per share earnings appears in the attached 10-K under Item 8 Financial Statements Plumas Bancorp and Subsidiary Notes to Consolidated Financial Statements as Footnote 13 – Shareholders’ Equity.

21.01	Plumas Bank – California.

21.02	Plumas Statutory Trust I – Connecticut.

21.03	Plumas Statutory Trust II – Delaware.

23.01*	Independent Registered Public Accountant’s Consent dated March 16, 2023.

31.1*	Rule 13a-14(a) [Section 302] Certification of Principal Financial Officer dated March 16, 2023.

31.2*	Rule 13a-14(a) [Section 302] Certification of Principal Executive Officer dated March16, 2023.

32.1*	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 dated March 16, 2023.

32.2*	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 dated March 16 2023.

101.INS*	Inline XBRL Instance Document (the Instance Document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)

101.SCH*	Inline XBRL Taxonomy Extension Schema Document.

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith

ITEM 16. FORM 10-K SUMMARY

None

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PLUMAS BANCORP (Registrant)

Date: March 16, 2023
/s/ ANDREW J. RYBACK
Andrew J. Ryback,
President, Chief Executive Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

/s/ ANDREW J. RYBACK	Date: March 16, 2023
Andrew J. Ryback,
President, Chief Executive Officer and Director

/s/ RICHARD L. BELSTOCK	Date: March 16, 2023
Richard L. Belstock,
Executive Vice President and Chief Financial Officer

/s/ DANIEL E. WEST	Date: March 16, 2023
Daniel E. West, Director and Chairman of the Board

/s/ ROBERT J. MCCLINTOCK	Date: March 16, 2023
Robert J. McClintock, Director and Vice Chairman of the Board

/s/ MICHONNE R. ASCUAGA	Date: March 16, 2023
Michonne R. Ascuaga, Director

/s/ STEVEN M. COLDANI	Date: March 16, 2023
Steven M. Coldani, Director

/s/ HEIDI S. GANSERT	Date: March 16, 2023
Heidi S. Gansert, Director

/s/ RICHARD F. KENNY	Date: March 16, 2023
Richard F. Kenny, Director

/s/ JULIE A. MOREHEAD	Date: March 16, 2023
Julie A. Morehead, Director

/s/ TERRANCE J. REESON	Date: March 16, 2023
Terrance J. Reeson, Director