Form 10-Q
period 2023-03-31
PLUMAS BANCORP
filed 2023-05-03
CIK 1168455

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED March 31, 2023

☐	TRANSITION REPORT UNDER SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM __________ TO ___________

COMMISSION FILE NUMBER: 000-49883

PLUMAS BANCORP

(Exact Name of Registrant as Specified in Its Charter)

California	75-2987096
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

5525 Kietzke Lane, Suite 100, Reno, Nevada	89511
(Address of Principal Executive Offices)	(Zip Code)

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of May 1, 2023: 5,863,748 shares.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

PLUMAS BANCORP AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands, except share data)

	March 31,	December 31,
	2023	2022

Assets
Cash and cash equivalents	$105,676	$183,426
Investment securities available for sale	484,416	444,703
Loans held for sale	-	2,301
Loans, less allowance for credit losses of $12,330 at March 31, 2023 and $10,717 at December 31, 2022	906,022	903,968
Other real estate owned	83	-
Premises and equipment, net	18,730	18,100
Bank owned life insurance	15,797	16,020
Goodwill	5,502	5,502
Accrued interest receivable and other assets	42,256	47,024
Total assets	$1,578,482	$1,621,044

Liabilities and Shareholders’ Equity

Deposits:
Non-interest bearing	$741,754	$766,549
Interest bearing	664,991	691,260
Total deposits	1,406,745	1,457,809
Repurchase agreements	16,914	18,624
Accrued interest payable and other liabilities	16,000	15,297
Other borrowings	10,000	-
Junior subordinated deferrable interest debentures	-	10,310
Total liabilities	1,449,659	1,502,040

Commitments and contingencies (Note 5)

Shareholders’ equity:
Common stock, no par value; 22,500,000 shares authorized; issued and outstanding – 5,862,148 shares at March 31, 2023 and 5,850,216 at December 31, 2022	27,608	27,372
Retained earnings	133,997	128,388
Accumulated other comprehensive loss, net	(32,782)	(36,756)
Total shareholders’ equity	128,823	119,004
Total liabilities and shareholders’ equity	$1,578,482	$1,621,044

See notes to unaudited condensed consolidated financial statements.

PLUMAS BANCORP AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(In thousands, except per share data)

	For the Three Months Ended
	March 31,
	2023	2022
Interest Income:
Interest and fees on loans	$12,653	$10,311
Interest and fees on loans held for sale	41	305
Interest on investment securities	3,728	1,531
Other	1,365	168
Total interest income	17,787	12,315
Interest Expense:
Interest on deposits	466	194
Interest on junior subordinated deferrable interest debentures	141	88
Other	31	18
Total interest expense	638	300
Net interest income before provision for credit losses	17,149	12,015
Provision for Credit Losses	1,525	300
Net interest income after provision for credit losses	15,624	11,715
Non-Interest Income:
Gain on termination of swaps	1,707	-
Interchange revenue	718	762
Service charges	617	566
Gain on sale of loans	230	1,701
Other	653	621
Total non-interest income	3,925	3,650
Non-Interest Expenses:
Salaries and employee benefits	5,067	4,082
Occupancy and equipment	1,340	1,137
Other	2,817	2,454
Total non-interest expenses	9,224	7,673
Income before provision for income taxes	10,325	7,692
Provision for Income Taxes	2,699	1,974
Net income	$7,626	$5,718

Basic earnings per share	$1.30	$0.98
Diluted earnings per share	$1.28	$0.97

See notes to unaudited condensed consolidated financial statements.

PLUMAS BANCORP AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

(In thousands)

	For the Three Months Ended
	March 31,
	2023	2022

Net income	$7,626	$5,718
Other comprehensive income (loss):
Change in net unrealized loss on securities	7,645	(23,349)
Change in unrealized gain on cash flow hedge	(295)	656
Less: reclassification adjustments for net gain included in net income	(1,707)	-
Net unrealized holding loss	5,643	(22,693)
Related tax effect:
Change in net unrealized loss on securities	(2,261)	6,902
Change in unrealized gain on cash flow hedge	87	(193)
Reclassification of gain included in net income	505	-
Income tax effect	(1,669)	6,709
Other comprehensive income (loss)	3,974	(15,984)
Total comprehensive income (loss)	$11,600	$(10,266)

See notes to unaudited condensed consolidated financial statements.

PLUMAS BANCORP AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

(in thousands, except shares)

	Common Stock		Retained	Accumulated Other Comprehensive Income (loss)	Total Shareholders’
	Shares	Amount	Earnings	(Net of Taxes)	Equity

Balance, December 31, 2021	5,816,991	$26,801	$105,681	$1,600	$134,082
Net Income			5,718		5,718
Other comprehensive loss				(15,984)	(15,984)
Cash dividends on common stock			(932)		(932)
Exercise of stock options and tax effect	19,775	131			131
Stock-based compensation expense		58			58
Balance, March 31, 2022	5,836,766	$26,990	$110,467	$(14,384)	$123,073

Balance, December 31, 2022	5,850,216	$27,372	$128,388	$(36,756)	$119,004
Cumulative change from adoption of ASU 2016-13			(554)		(554)
Net Income			7,626		7,626
Other comprehensive income				3,974	3,974
Cash dividends on common stock			(1,463)		(1,463)
Exercise of stock options and tax effect	11,932	137			137
Stock-based compensation expense		99			99
Balance, March 31, 2023	5,862,148	$27,608	$133,997	$(32,782)	$128,823

See notes to unaudited condensed consolidated financial statements.

PLUMAS BANCORP AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	For the Three Months Ended
	March 31,
	2023	2022
Cash Flows from Operating Activities:
Net income	$7,626	$5,718
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	1,525	300
Change in deferred loan origination costs/fees, net	(93)	(1,064)
Depreciation and amortization	386	458
Stock-based compensation expense	99	58
Amortization of investment security premiums	324	260
Accretion of investment security discounts	(201)	(21)
Loss on sale of other vehicles	-	27
Gain on sale of loans held for sale	(230)	(1,701)
Loans originated for sale	(736)	(9,182)
Proceeds from loan sales	4,627	26,618
Earnings on bank-owned life insurance	(104)	(93)
Decrease in accrued interest receivable and other assets	1,445	3,524
Increase (decrease) in accrued interest payable and other liabilities	170	(2,045)
Net cash provided by operating activities	14,838	22,857

Cash Flows from Investing Activities:
Proceeds from principal repayments from available-for-sale mortgage-backed securities	7,011	7,780
Proceeds from matured and called available-for-sale securities	1,135	255
Purchases of available-for-sale securities	(40,338)	(41,897)
Purchase of FRB stock	(2)	(2)
Net (increase) decrease in loans	(5,494)	1,021
Proceeds from sale of other vehicles	139	126
Proceeds from bank owned life insurance	327	-
Purchase of premises and equipment	(956)	(2,133)
Net cash used in investing activities	(38,178)	(34,850)

Continued on next page.

PLUMAS BANCORP AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

(Continued)

	For the Three Months Ended
	March 31,
	2023	2022
Cash Flows from Financing Activities:
Net (decrease) increase in demand, interest bearing and savings deposits	$(50,888)	$29,210
Net decrease in time deposits	(176)	(552)
Net decrease in securities sold under agreements to repurchase	(1,710)	(7,425)
Cash dividends paid on common stock	(1,463)	(932)
Redemption of Trust Preferred Securities	(10,310)	-
Increase in other borrowings	10,000	-
Proceeds from exercise of stock options	137	131
Net cash (used in) provided by financing activities	(54,410)	20,432
(Decrease) increase in cash and cash equivalents	(77,750)	8,439
Cash and Cash Equivalents at Beginning of Year	183,426	380,584
Cash and Cash Equivalents at End of Period	$105,676	$389,023

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:
Interest expense	$632	$299
Income taxes	$-	$10

Non-Cash Investing Activities:
Real estate and vehicles acquired through foreclosure	$303	$129

Non-Cash Financing Activities:
Common stock retired in connection with the exercise of stock options	$154	$84

See notes to unaudited condensed consolidated financial statements.

PLUMAS BANCORP AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. THE BUSINESS OF PLUMAS BANCORP

During 2002, Plumas Bancorp (the "Company") was incorporated as a bank holding company for the purpose of acquiring Plumas Bank (the "Bank") in a one bank holding company reorganization. This corporate structure gives the Company and the Bank greater flexibility in terms of operation, expansion and diversification. The Company formed Plumas Statutory Trust I ("Trust I") for the sole purpose of issuing trust preferred securities on September 26, 2002. The Company formed Plumas Statutory Trust II ("Trust II") for the sole purpose of issuing trust preferred securities on September 28, 2005. In March 2023 the Trusts were dissolved. Plumas Bancorp's Principal Executive Office is located in Reno, Nevada.

The Bank operates thirteen branches in California, including branches in Alturas, Chester, Chico, Fall River Mills, Greenville, Kings Beach, Portola, Quincy, Redding, Susanville, Tahoe City,  Truckee and Yuba City. The Bank's newest branch was opened in April 2023 and is located in Chico, California. The Bank’s administrative headquarters are in Quincy, California. In December 2015 the Bank opened a branch in Reno, Nevada, its first branch outside of California, and in 2018 the Bank purchased a branch located in Carson City, Nevada. In addition, the Bank operates a lending office specializing in government-guaranteed lending in Auburn, California, and commercial/agricultural lending offices in Chico, California and Klamath Falls, Oregon. The Bank's primary source of revenue is generated from providing loans to customers who are predominately small and middle market businesses and individuals residing in the surrounding areas.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Consolidation and Basis of Presentation

The consolidated financial statements include the accounts of the Company and the consolidated accounts of its wholly-owned subsidiary, Plumas Bank. All significant intercompany balances and transactions have been eliminated.

Plumas Statutory Trust I and Trust II are not consolidated into the Company's consolidated financial statements and, accordingly, are accounted for under the equity method. The Company's investment in Trust I of $374,000 and Trust II of $188,000 are included in accrued interest receivable and other assets on the consolidated balance sheet at December 31, 2022. The junior subordinated deferrable interest debentures issued and guaranteed by the Company and held by Trust I and Trust II are reflected as debt on the consolidated balance sheet at December 31, 2022.  In March 2023 the Company redeemed the debentures and the Trusts were dissolved.

The accounting and reporting policies of Plumas Bancorp and subsidiary conform with accounting principles generally accepted in the United States of America and prevailing practices within the banking industry. In the opinion of management, the unaudited condensed consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the Company’s financial position at  March 31, 2023 and the results of its operations and its cash flows for the three-month periods. Our condensed consolidated balance sheet at  December 31, 2022 is derived from audited financial statements.

The unaudited condensed consolidated financial statements of the Company have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim reporting on Form 10-Q. Accordingly, certain disclosures normally presented in the notes to the annual consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been omitted. The Company believes that the disclosures are adequate to make the information not misleading. These interim financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's 2022 Annual Report to Shareholders on Form 10-K. The results of operations for the three periods ended March 31, 2023 may not necessarily be indicative of future operating results. In preparing such financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the balance sheet and revenues and expenses for the periods reported. Actual results could differ significantly from those estimates.

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

Allowance for Credit Losses - Loans

The allowance for credit losses (ACL) is a valuation account that is deducted from the loan's amortized cost basis to present the net amount expected to be collected on the loans. Loans are charged off against the allowance when management believes the recorded loan balance is confirmed as uncollectible. Expected recoveries do not exceed the aggregate of amounts previously charged-off and expected to be charged-off. Regardless of the determination that a charge-off is appropriate for financial accounting purposes, the Company manages its loan portfolio by continually monitoring, where possible, a borrower's ability to pay through the collection of financial information, delinquency status, borrower discussion and the encouragement to repay in accordance with the original contract or modified terms, if appropriate.

Management estimates the allowance balance using relevant information, from internal and external sources, relating to past events, current conditions, and reasonable and supportable forecasts. The allowance for credit losses is measured on a collective (pool) basis when similar risk characteristics exist. The Company identified and accumulated loan cohort historical loss data beginning with the first quarter of 2004 and through the current period. In situations where the Company's actual loss history was not statistically relevant, the loss history of peers, defined as financial institutions with assets greater than seven hundred and fifty million and less than three billion, were utilized to create a minimum loss rate. Adjustments to historical loss information are made for differences in relevant current loan-specific risk characteristics, such as historical timing of losses relative to the loan origination. In its loss forecasting framework, the Company incorporates forward-looking information through the use of macroeconomic scenarios applied over the forecasted life of the assets. These macroeconomic scenarios incorporate variables that have historically been key drivers of increases and decreases in credit losses. These variables include, but are not limited to changes in environmental conditions, such as California unemployment rates, California Housing Prices, California gross domestic product, California Retail Trade Earnings and Wall Street Journal Prime Rate.

A loan is considered to be collateral dependent when repayment is expected to be provided substantially through the operation or sale of the collateral. The ACL on collateral dependent loans is measured using the fair value of the underlying collateral, adjusted for costs to sell when applicable, less the amortized cost basis of the financial asset.  If the value of underlying collateral is determined to be less than the recorded amount of the loan, a specific reserve for that loan is recorded. If the Company determines that the loss represented by the specific reserve is uncollectable it records a charge-off for the uncollectable portion.

The Company has identified the following portfolio segments to evaluate and measure the allowance for credit loss:

Commercial: Primarily based on the cash flow of the borrower, and secondarily on the underlying collateral provided by the borrower. A borrower's cash flow may be unpredictable, and collateral securing these loans may fluctuate in value. Most often, collateral includes accounts receivable, inventory, or equipment. Collateral securing these loans may depreciate over time, may be difficult to appraise, may be illiquid and may fluctuate in value based on the success of the business. Actual and forecast changes in California gross domestic product paired with California unemployment are believed to be corollary to losses associated with these credits.

Agricultural: Loans secured by farmland represent unique risks that are associated with the operation of an agricultural business. The valuation of farmland can vary greatly over time based on the property's access to resources including but not limited to water, crop prices, foreign exchange rates, government regulation or restrictions, and the nature of ongoing capital investment needed to maintain the quality of the property. Loans secured by crop production, and livestock are especially vulnerable to two risk factors that are largely outside the control of Company and borrowers: commodity prices and weather conditions.

Real estate - residential: The most significant drivers of potential loss within the Company's residential real estate portfolio relate general, regional, or individual changes in economic conditions and their effect on employment and borrowers cash flow. Risk in this portfolio is best measured by changes in borrower credit score and loan-to-value. Loss estimates are based on economic outlook and its effects on employment and the value of homes and the Bank’s historical loss experience adjusted to reflect the economic outlook and the unemployment rate.

Real estate - commercial: These credits are primarily susceptible to changes in the financial condition of the business operated by the property owner. This may be driven by changes in, among other things, industry challenges, factors unique to the operating geography of the borrower, change in the individual fortunes of the business owner, general economic conditions and changes in business cycles. When default is driven by issues related specifically to the business owner, collateral values tend to provide better repayment support and may result in little or no loss. Alternatively, when default is driven more by general economic conditions, the underlying collateral may have devalued more and thus result in larger losses in the event of default. The terms on these loans at origination typically have maturities from ten to twenty-five years with amortization periods from five to thirty years.

Construction: While secured by real estate, construction loans represent a greater level of risk than term real estate loans due to the nature of the additional risks associated with the not only the completion of construction within an estimated time period and budget, but also the need to either sell the building or reach a level of stabilized occupancy sufficient to generate the cash flows necessary to support debt service and operating costs. The Company seeks to mitigate the additional risks associated with construction lending by requiring borrowers to comply with lower loan to value ratios and additional covenants as well as strong tertiary support of guarantors. The loss forecasting model applies the historical rate of loss for similar loans over the expected construction life of the asset as adjusted for macroeconomic factors.

Home equity lines of credit (HELOC): Similar to residential real estate term loans, HELOC performance is also primarily driven by borrower cash flows based on employment status. However, HELOCs carry additional risks associated with the fact that most of these loans are secured by a deed of trust in a position that is junior to the primary lien holder. Furthermore, the risk that as the borrower's financial strength deteriorates, the outstanding balance on these credit lines may increase as they may only be canceled by the Company if certain limited criteria are met. In addition to the allowance for credit losses maintained as a percent of the outstanding loan balance, the Company maintains additional reserves for the unfunded portion of the HELOC.

Automobile: Automobile loans are susceptible to three primary risks; non-payment due to income loss, over-extension of credit and, when the borrower is unable to pay, shortfall in collateral value, if any. Typically non-payment is due to loss of job and will follow general economic trends in the marketplace driven primarily by rises in the unemployment rate. Loss of collateral value can be due to market demand shifts, damage to collateral itself or a combination of those factors.

Other: Other loans primarily consist of consumer loans and are similar in nature to automobile loans.

Unfunded commitments: The estimated credit losses associated with these unfunded lending commitments is calculated using the same models and methodologies noted above and incorporate utilization assumptions at time of default. The reserve for unfunded commitments is maintained on the balance sheet in other liabilities.

Reclassification

Some items in the prior year consolidated financial statements were reclassified to conform to the current presentation.  Reclassifications had no effect on prior year net income or shareholders' equity.

Accounting Standards Adopted in 2023

On January 1, 2023, the Company adopted ASU 2016-03 Financial Instruments — Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which replaces the incurred loss methodology. This is referred to as the current expected credit loss (CECL) methodology. The measurement of expected credit losses under the CECL methodology is applicable to financial assets measured at amortized costs, including loan receivables and held-to-maturity debt securities. It also applies to off-balance sheet credit exposures not accounted for as insurance (loan commitments, standby letters of credit, financial guarantees, and other similar instruments) and net investments in certain leases. In addition, ASC 326 made changes to the accounting for available for sale debt securities.

The Company adopted ASC 326 using the modified retrospective method for all financial assets measured at amortized cost and off-balance sheet credit exposures. Results for the reporting periods beginning after January 1, 2023 are presented under ASC 326 while prior period amounts continue to be reported in accordance with previously applicable GAAP. The Company adopted ASC 326 using the prospective transition approach for financial assets purchased with credit deterioration (PCD) that were previously classified as purchase credit impaired (PCI) and accounted for under ASC 310-30. In accordance with the Standard, management did not reassess whether PCI assets met the criteria of PCD assets as of the date of adoption. The remaining noncredit discount (based on the adjusted amortized costs basis) will be accreted into interest income at the effective interest rate as of adoption. The Company recognized an increase in the ACL for loans totaling $529,000, as a cumulative effect adjustment from change in accounting policies, with a corresponding decrease in retained earnings, net of $156,000 in taxes.  Additionally, the Company recognized an increase in the reserve for unfunded commitments of $257,000, as a cumulative effect adjustment from change in accounting policies, with a corresponding decrease in retained earnings, net of $76,000 in taxes.

On January 1, 2023, the Company adopted ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting.  The ASU provides optional expedients and exceptions for applying GAAP to loan and lease agreements, derivative contracts, and other transactions affected by the anticipated transition away from LIBOR toward new interest rate benchmarks. For transactions that are modified because of reference rate reform and that meet certain scope guidance (i) modifications of loan agreements should be accounted for by prospectively adjusting the effective interest rate and the modification will be considered "minor" so that any existing unamortized origination fees/costs would carry forward and continue to be amortized and (ii) modifications of lease agreements should be accounted for as a continuation of the existing agreement with no reassessments of the lease classification and the discount rate or remeasurements of lease payments that otherwise would be required for modifications not accounted for as separate contracts. ASU 2020-04 also provides numerous optional expedients for derivative accounting. In December 2022, the FASB issued ASU 2022-06, Reference Rate Reform (Topic 848): Deferral of the Sunset Date of Topic 848.” The ASU 2022-06 deferred the sunset date of ASU 2020-04 to December 2024. Once elected for a Topic or an Industry Subtopic within the Codification, the amendments in this ASU must be applied prospectively for all eligible contract modifications for that Topic or Industry Subtopic. The adoption of the ASU provisions did not have a significant impact on the Company’s consolidated financial statements as the Company has an insignificant number of financial instruments applicable to this ASU.

On January 1, 2023, the Company adopted ASU 2022-02, Financial Instruments - Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures. The ASU eliminates the recognition and measurement guidance for troubled debt restructurings and requires enhanced disclosures about loan modifications for borrowers experiencing financial difficulty. This ASU also requires enhanced disclosure for loans that have been charged off.  The adoption of the ASU provisions did not have a significant impact on the Company’s consolidated financial statements

3.   INVESTMENT SECURITIES AVAILABLE FOR SALE

The amortized cost and estimated fair value of investment securities at March 31, 2023 and December 31, 2022 consisted of the following, in thousands:

Available-for-Sale	March 31, 2023
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Debt securities:
U.S. Treasury securities	$9,957	$-	$(187)	$9,770
U.S. Government-sponsored agencies collateralized by mortgage obligations - residential	257,668	432	(21,375)	236,725
U.S. Government-agencies collateralized by mortgage obligations - commercial	122,003	618	(11,960)	110,661
Obligations of states and political subdivisions	141,328	635	(14,703)	127,260
	$530,956	$1,685	$(48,225)	$484,416

Unrealized losses on available-for-sale investment securities totaling $46,540,000 were recorded, net of $13,758,000 in tax benefit, as accumulated other comprehensive loss within shareholders' equity at March 31, 2023.  No securities were sold during the three months ended March 31, 2023.

Available-for-Sale	December 31, 2022
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Debt securities:
U.S. Treasury securities	$9,950	$-	$(243)	$9,707
U.S. Government-sponsored agencies collateralized by mortgage obligations - residential	238,253	214	(24,059)	214,408
U.S. Government-agencies collateralized by mortgage obligations - commercial	112,142	143	(12,704)	99,581
Obligations of states and political subdivisions	138,541	243	(17,777)	121,007
	$498,886	$600	$(54,783)	$444,703

Unrealized losses on available-for-sale investment securities totaling $54,183,000 were recorded, net of $16,017,000 in tax expense, as accumulated other comprehensive income within shareholders' equity at December 31, 2022. No securities were sold during the three months ended March 31, 2022.

There were no transfers of available-for-sale investment securities during the three months ended March 31, 2023 and twelve months ended December 31, 2022. There were no securities classified as held-to-maturity at March 31, 2023 or December 31, 2022.

Investment securities with unrealized losses at March 31, 2023 and December 31, 2022 are summarized and classified according to the duration of the loss period as follows, in thousands:

March 31, 2023	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
Debt securities:
U.S. Treasury securities	$9,770	$187	$-	$-	$9,770	$187
U.S. Government-sponsored agencies collateralized by mortgage obligations - residential	78,713	2,504	115,974	18,871	194,687	21,375
U.S. Government-agencies collateralized by mortgage obligations - commercial	35,350	1,172	49,192	10,788	84,542	11,960
Obligations of states and political subdivisions	34,431	645	62,053	14,058	96,484	14,703
	$158,264	$4,508	$227,219	$43,717	$385,483	$48,225

December 31, 2022	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
Debt securities:
U.S. Treasury securities	$9,707	$243	$-	$-	$9,707	$243
U.S. Government-sponsored agencies collateralized by mortgage obligations - residential	140,117	12,070	54,017	11,989	194,134	24,059
U.S. Government-agencies collateralized by mortgage obligations - commercial	42,799	2,845	42,363	9,859	85,162	12,704
Obligations of states and political subdivisions	89,092	11,421	16,768	6,356	105,860	17,777
	$281,715	$26,579	$113,148	$28,204	$394,863	$54,783

At March 31, 2023, the Company held 411 securities of which 121 were in a loss position for less than twelve months and 221 were in a loss position for  twelve months or more. Of the 411 securities 3 are U.S. Treasury securities, 123 are U.S. Government-sponsored agencies collateralized by residential mortgage obligations, 45 were U.S. Government agencies collateralized by commercial mortgage obligations and 240 were obligations of states and political subdivisions. The unrealized losses relate principally to market rate conditions. All of the securities continue to pay as scheduled. For available-for sale debt securities in an unrealized loss position, the Company first assesses whether it intends to sell, or it is more likely than not that it will be required to sell the security before recovery of its amortized costs basis.  If either of the criteria regarding intent or requirement to sell is met, the security's amortized cost basis is written down to fair value through income.  At March 31, 2023 neither of the criteria regarding intent or requirement to sell was met for any of securities in an unrealized loss position.

The amortized cost and estimated fair value of investment in debt securities at March 31, 2023 by contractual maturity are shown below, in thousands.

	Amortized Cost	Estimated Fair Value
Within one year	$3,930	$3,886
After one year through five years	13,675	13,521
After five years through ten years	11,063	10,918
After ten years	122,617	108,705
Investment securities not due at a single maturity date:
Government- agencies commercial mortgage-backed securities	122,003	110,661
Government-sponsored agencies residential mortgage-backed securities	257,668	236,725
	$530,956	$484,416

Expected maturities will differ from contractual maturities because the issuers of the securities may have the right to call or prepay obligations with or without call or prepayment penalties.

Investment securities with amortized costs totaling $186,491,000 and $189,358,000 and estimated fair values totaling $165,855,000 and $166,728,000 at March 31, 2023 and December 31, 2022, respectively, were pledged to secure deposits, repurchase agreements and Federal Reserve Bank borrowings.

4. LOANS AND THE ALLOWANCE FOR CREDIT LOSSES

Outstanding loans are summarized below, in thousands:

	March 31,	December 31,
	2023	2022

Commercial	$76,738	$76,680
Agricultural	118,089	122,873
Real estate – residential	14,734	15,324
Real estate – commercial	521,884	516,107
Real estate – construction and land development	42,726	43,420
Equity lines of credit	35,805	35,891
Auto	100,670	96,750
Other	4,958	4,904
Total loans	915,604	911,949
Deferred loan costs, net	2,748	2,736
Loans, amortized cost basis	918,352	914,685
Allowance for credit losses	(12,330)	(10,717)
Total net loans	$906,022	$903,968

To estimate expected losses the Company generally utilizes historical loss trends and the remaining contractual lives of the loan portfolios to determine estimated credit losses through a reasonable and supportable forecast period. Individual loan credit quality indicators including loan grade and borrower repayment performance have been statistically correlated with historical credit losses and various econometrics, including California unemployment rates, California Housing Prices, California gross domestic product, California Retail Trade Earnings and Wall Street Journal Prime Rate. Model forecasts may be adjusted for inherent limitations or biases that have been identified through independent validation and back-testing of model performance to actual realized results. At both January 1, 2023, the adoption and implementation date of ASC Topic 326, and March 31, 2023, the Company utilized a reasonable and supportable forecast period of approximately four quarters and obtained the forecast data from publicly available sources. The Company also considered the impact of portfolio concentrations, changes in underwriting practices, imprecision in its economic forecasts, and other risk factors that might influence its loss estimation process. Management believes that the allowance for credit losses at March 31, 2023 appropriately reflected expected credit losses inherent in the loan portfolio at that date.

In determining the allowance for credit losses, accruing loans with similar risk characteristics are generally evaluated collectively. The Company's policy is that loans designated as nonaccrual no longer share risk characteristics similar to other loans evaluated collectively and as such, all nonaccrual loans are individually evaluated for reserves. As of March 31, 2023 the Bank's nonaccrual loans comprised the entire population of loans individually evaluated.  The Company's policy is that nonaccrual loans also represent the subset of loans where borrowers are experiencing financial difficulty where an evaluation of the source of repayment is required to determine if the nonaccrual loans should be categorized as collateral dependent.

The implementation of CECL also impacted the Company's ACL on unfunded loan commitments, as the ACL now represents expected credit losses over the contractual life of commitments not identified as unconditionally cancellable by the Company.  The Reserve for Unfunded Commitments is estimated using the same reserve or coverage rates calculated on collectively evaluated loans following the application of a funding rate to the amount of the unfunded commitment.  The funding rate represents management's estimate of the amount of the current unfunded commitment that will be funded over the remaining contractual life of of the commitment and is based on historical data. Under CECL the ACL on unfunded loan commitments remains in Other Liabilities while any related provision expense is included in the provision for credit loss expense.

Changes in the allowance for credit losses, in thousands, were as follows:

	March 31,	December 31,
	2023	2022

Balance, beginning of period	$10,717	$10,352
Cumulative change from adoption of ASU 2016-13	529	-
Provision charged to operations - loans	1,250	1,300
Losses charged to allowance	(308)	(1,461)
Recoveries	142	526
Balance, end of period	$12,330	$10,717

Salaries and employee benefits totaling $562,000 and $1,062,000 have been deferred as loan origination costs during the three months ended March 31, 2023 and 2022, respectively.

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

For other loans, which are primarily consumer loans, and automobile loans the Company evaluates credit quality based on the aging status of the loan and by payment activity.

The following table shows the loan portfolio allocated by management's internal risk ratings or payment activity at the dates indicated, in thousands:

	Term Loans
	Amortized Cost Basis by Origination Year and Risk Grades - As of March 31, 2023
(in thousands)	2023	2022	2021	2020	2019	Prior	Revolving Loans Book Amortized Cost Basis	Revolving Loans Converted to Term Amortized Cost Basis	Total - Amortized Cost Basis
Commercial
Pass	$2,330	$24,191	$12,080	$5,316	$5,344	$6,418	$14,352	$-	$70,031
Special Mention	-	349	427	322	-	24	1,565	-	2,687
Substandard	-	2,204	239	49	4	-	2,000	-	4,496
Total Commercial loans	$2,330	$26,744	$12,746	$5,687	$5,348	$6,442	$17,917	$-	$77,214
Current period gross charge-offs	$-	$-	$-	$-	$-	$-	$-	$-	$-

Agricultural
Pass	$1,236	$20,577	$14,542	$15,684	$12,609	$22,899	$13,263	$-	$100,810
Special Mention	807	3,497	97	1,038	214	796	704	-	7,153
Substandard	-	4,988	4,496	-	768	251	-	-	10,503
Total Agricultural	$2,043	$29,062	$19,135	$16,722	$13,591	$23,946	$13,967	$-	$118,466
Current period gross charge-offs	$-	$-	$-	$-	$-	$-	$-	$-	$-

Real Estate - Residential
Pass	$534	$1,086	$2,299	$2,510	$578	$6,801	$515	$-	$14,323
Special Mention	-	-	-	-	68	-	-	-	68
Substandard	-	-	-	-	-	384	-	-	384
Total Real Estate - Residential	$534	$1,086	$2,299	$2,510	$646	$7,185	$515	$-	$14,775
Current period gross charge-offs	$-	$-	$-	$-	$-	$-	$-	$-	$-

Real Estate -Commercial
Pass	$6,468	$112,033	$88,280	$107,565	$42,282	$152,951	$5,957	$-	$515,536
Special Mention	-	-	-	-	374	2,729	-	-	3,103
Substandard	-	14	-	-	-	3,017	-	-	3,031
Total Real Estate -Commercial	$6,468	$112,047	$88,280	$107,565	$42,656	$158,697	$5,957	$-	$521,670
Current period gross charge-offs	$-	$-	$-	$-	$-	$-	$-	$-	$-

Real Estate -Construction
Pass	$1,653	$19,522	$17,160	$2,672	$632	$703	$-	$-	$42,342
Special Mention	-	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	-	-	-	-
Total Real Estate -Construction	$1,653	$19,522	$17,160	$2,672	$632	$703	$-	$-	$42,342
Current period gross charge-offs	$-	$-	$-	$-	$-	$-	$-	$-	$-

Equity LOC
Pass	$-	$-	$-	$-	$-		$34,909	$1,056	$35,965
Substandard	-	-	-	-	-		254	394	648
Total Equity LOC	$-	$-	$-	$-	$-	$-	$35,163	$1,450	$36,613
Current period gross charge-offs	$-	$-	$-	$-	$-	$-	$-	$-	$-

Total
Pass	$12,221	$177,409	$134,361	$133,747	$61,445	$189,772	$68,996	$1,056	$779,007
Special Mention	807	3,846	524	1,360	656	3,549	2,269	-	13,011
Substandard	-	7,206	4,735	49	772	3,652	2,254	394	19,062
Total	$13,028	$188,461	$139,620	$135,156	$62,873	$196,973	$73,519	$1,450	$811,080
Current period gross charge-offs	$-	$-	$-	$-	$-	$-	$-	$-	$-

Auto
Performing	$10,564	$40,193	$21,409	$11,996	$9,928	$7,319	$-	$-	$101,409
Non-performing	-	28	348	218	208	61		-	863
Total Auto	$10,564	$40,221	$21,757	$12,214	$10,136	$7,380	$-	$-	$102,272
Current period gross charge-offs	$-	$15	$116	$17	$82	$63	$-	$-	$293

Other
Performing	$655	$2,232	$1,174	$490	$218	$37	$173	$-	$4,979
Non-performing	-	-	21	-	-	-	-	-	21
Total Other	$655	$2,232	$1,195	$490	$218	$37	$173	$-	$5,000
Current period gross charge-offs	$-	$-	$8	$4	$1	$-	$2	$-	$15

Total
Performing	$11,219	$42,425	$22,583	$12,486	$10,146	$7,356	$173	$-	$106,388
Non-performing	-	28	369	218	208	61	-	-	884
Total	$11,219	$42,453	$22,952	$12,704	$10,354	$7,417	$173	$-	$107,272
Current period gross charge-offs	$-	$15	$124	$21	$83	$63	$2	$-	$308

December 31, 2022	Commercial Credit Exposure
	Credit Risk Profile by Internally Assigned Grade
Grade:	Commercial	Agricultural	Real Estate-Residential	Real Estate-Commercial	Real Estate-Construction	Equity LOC	Total
Pass	$68,577	$111,276	$14,932	$510,504	$43,337	$35,475	$784,101
Special Mention	8,047	10,651	161	3,934	-	-	22,793
Substandard	56	946	231	1,669	83	416	3,401
Doubtful	-	-	-	-	-	-	-
Total	$76,680	$122,873	$15,324	$516,107	$43,420	$35,891	$810,295

	Consumer Credit Exposure
	Credit Risk Profile Based on Payment Activity
	December 31, 2022
	Auto	Other	Total
Grade:
Performing	$96,298	$4,904	$101,202
Non-performing	452	-	452
Total	$96,750	$4,904	$101,654

The following table show information related to impaired loans at December 31, 2022, in thousands.

		Unpaid		Average	Interest
	Recorded	Principal	Related	Recorded	Income
As of December 31, 2022:	Investment	Balance	Allowance	Investment	Recognized

With no related allowance recorded:
Commercial	$-	$-	$-	$-	$-
Agricultural	232	232	-	235	17
Real estate – residential	509	541	-	514	29
Real estate – commercial	-	-	-	-	-
Real estate – construction & land	94	94	-	98	6
Equity Lines of Credit	244	301	-	254	-
Auto	-	-	-	-	-
Other	-	-	-	-	-
With an allowance recorded:
Commercial	$-	$-	$-	$-	$-
Agricultural	-	-	-	-	-
Real estate – residential	169	169	20	170	7
Real estate – commercial	-	-	-	-	-
Real estate – construction & land	-	-	-	-	-
Equity Lines of Credit	-	-	-	-	-
Auto	-	-	-	-	-
Other	-	-	-	-	-
Total:
Commercial	$-	$-	$-	$-	$-
Agricultural	232	232	-	235	17
Real estate – residential	678	710	20	684	36
Real estate – commercial	-	-	-	-	-
Real estate – construction & land	94	94	-	98	6
Equity Lines of Credit	244	301	-	254	-
Auto	-	-	-	-	-
Other	-	-	-	-	-
Total	$1,248	$1,337	$20	$1,271	$59

The following table shows the ending balance of nonaccrual loans by loan category as of the date indicated:

	Non Performing Loans
	March 31, 2023			December 31, 2022
(in thousands)	Nonaccrual with no allowance for credit losses	Total nonaccrual	Past due 90 days or more and still accruing	Nonaccrual with no allowance for credit losses	Total nonaccrual	Past due 90 days or more and still accruing

Commercial	$58	$58	$-	$-	$-	$-
Agricultural	-	847	214	-	-	-
Real estate – residential	201	201	-	211	211	-
Real estate – commercial	965	965	154	9	9	-
Real estate – construction & land development	-	-	-	83	83	-
Equity lines of credit	648	648	-	417	417	-
Auto	863	863	-	452	452	-
Other	21	21	-	-	-	-
Total Gross Loans	$2,756	$3,603	$368	$1,172	$1,172	$-

At March 31, 2023 there was one nonaccrual loan with an amortized cost of $847,000 that had an allowance for credit losses of $271,000.  This allowance was required related to a significant decline in value of the borrower's nut crops.

The following tables show the allocation of the allowance for credit losses at the dates indicated, in thousands:

Three Months Ended March 31, 2023:	Commercial	Agricultural	Real Estate-Residential	Real Estate-Commercial	Real Estate-Construction	Equity LOC	Auto	Other	Total
Allowance for credit losses
Beginning balance	$892	$1,086	$138	$4,980	$1,500	$687	$1,289	$145	$10,717
Impact of CECL Adoption	354	148	2	1,488	(951)	(421)	9	(100)	529
Charge-offs	-	-	-	-	-	-	(293)	(15)	(308)
Recoveries	6	-	1	1	-	-	131	3	142
Provision	223	73	21	271	214	64	368	16	1,250
Ending balance	$1,475	$1,307	$162	$6,740	$763	$330	$1,504	$49	$12,330
Three Months Ended March 31, 2022:
Allowance for credit losses
Beginning balance	$1,074	$791	$168	$4,549	$1,325	$426	$1,911	$108	$10,352
Charge-offs	-	-	-	(19)	-	-	(335)	(19)	(373)
Recoveries	6	-	-	-	-	-	114	3	123
Provision	(187)	156	(36)	(208)	220	128	190	37	300
Ending balance	$893	$947	$132	$4,322	$1,545	$554	$1,880	$129	$10,402
March 31, 2022
Allowance for credit losses
Ending balance: individually evaluated for impairment	$-	$-	$23	$-	$-	$-	$-	$-	$23
Ending balance: collectively evaluated for impairment	893	947	109	4,322	1,545	554	1,880	129	10,379
Ending balance	$893	$947	$132	$4,322	$1,545	$554	$1,880	$129	$10,402
Loans
Ending balance: individually evaluated for impairment	$-	$237	$699	$3,276	$100	$362	$-	$-	$4,674
Ending balance: collectively evaluated for impairment	96,787	123,179	14,938	420,235	55,568	32,240	86,768	4,297	834,012
Ending balance	$96,787	$123,416	$15,637	$423,511	$55,668	$32,602	$86,768	$4,297	$838,686

Year Ended December 31, 2022:
Allowance for credit losses
Beginning balance	$1,074	$791	$168	$4,549	$1,325	$426	$1,911	$108	$10,352
Charge-offs	(207)	-	-	(19)	-	-	(1,195)	(40)	(1,461)
Recoveries	27	-	3	2	-	-	482	12	526
Provision	(2)	295	(33)	448	175	261	91	65	1,300
Ending balance	$892	$1,086	$138	$4,980	$1,500	$687	$1,289	$145	$10,717

Allowance for credit losses
Ending balance: individually evaluated for impairment	$-	$-	$20	$-	$-	$-	$-	$-	$20
Ending balance: collectively evaluated for impairment	892	1,086	118	4,980	1,500	687	1,289	145	10,697
Ending balance	$892	$1,086	$138	$4,980	$1,500	$687	$1,289	$145	$10,717
Loans
Ending balance: individually evaluated for impairment	$-	$232	$678	$-	$94	$244	$-	$-	$1,248
Ending balance: collectively evaluated for impairment	76,680	122,641	14,646	516,107	43,326	35,647	96,750	4,904	910,701
Ending balance	$76,680	$122,873	$15,324	$516,107	$43,420	$35,891	$96,750	$4,904	$911,949

The following table shows an aging analysis of the loan portfolio by the time past due, in thousands:

					Total
March 31, 2023			90 Days		Past Due
	30-59 Days	60-89 Days	and Still		and
	Past Due	Past Due	Accruing	Nonaccrual	Nonaccrual	Current	Total

Commercial	$1,667	$2,261	$-	$58	$3,986	$73,228	$77,214
Agricultural	373	-	214	847	1,434	117,032	118,466
Real estate – residential	-	-	-	201	201	14,574	14,775
Real estate – commercial	1,888	-	154	965	3,007	518,663	521,670
Real estate - construction & land	938	-	-	-	938	41,404	42,342
Equity Lines of Credit	64	134	-	648	846	35,767	36,613
Auto	1,426	452	0	863	2,741	99,531	102,272
Other	75	-	0	21	96	4,904	5,000
Total	$6,431	$2,847	$368	$3,603	$13,249	$905,103	$918,352

					Total
December 31, 2022			90 Days		Past Due
	30-89 Days	60-89 Days	and Still		and
	Past Due	Past Due	Accruing	Nonaccrual	Nonaccrual	Current	Total

Commercial	$750	$195	$-	$-	$945	$75,735	$76,680
Agricultural	877	-	-	-	877	121,996	122,873
Real estate – residential	437	-	-	211	648	14,676	15,324
Real estate - commercial	3,255	-	-	9	3,264	512,843	516,107
Real estate - construction & land	-	-	-	83	83	43,337	43,420
Equity Lines of Credit	665	53	-	417	1,135	34,756	35,891
Auto	1,862	693	-	452	3,007	93,743	96,750
Other	1	14	-	-	15	4,889	4,904
Total	$7,847	$955	$-	$1,172	$9,974	$901,975	$911,949

The following tables present the amortized cost basis of collateral dependent loans by class of loans at  March 31, 2023, in thousands:

March 31, 2023

			SFR-1st	SFR-2nd	Auto	Auto
	Office	Crops	Deed	Deed	New	Used	Total

Commercial	$-	$-	$57	$-	$-	$-	$57
Agricultural	-	847	-	-	-	-	847
Real estate – residential	-	-	201	-	-	-	201
Real estate – commercial	951	-	-	14	-	-	965
Real estate - construction & land	-	-	-	-	-	-	-
Equity Lines of Credit	-	-	296	352	-	-	648
Auto	-	-	-	-	608	255	863
Other	-	-	-	-	-	-	-
Total	$951	$847	$554	$366	$608	$255	$3,581

There were no modifications of loans to debtors experiencing financial difficulty during the three months ended March 31, 2023. There were no new troubled debt restructurings during the twelve months ending December 31, 2022.There were no troubled debt restructurings for which there was a payment default within twelve months following the modification during the twelve months ended December 31, 2022.

5. COMMITMENTS AND CONTINGENCIES

The Company is party to claims and legal proceedings arising in the ordinary course of business. In the opinion of the Company’s management, the amount of ultimate liability with respect to such proceedings will not have a material adverse effect on the financial condition or result of operations of the Company taken as a whole.

In the normal course of business, there are various outstanding commitments to extend credit, which are not reflected in the financial statements, including loan commitments of $194.3 million and $178.7 million and stand-by letters of credit of $108,000 and $0  at March 31, 2023 and December 31, 2022, respectively.

Of the loan commitments outstanding at March 31, 2023, $51.0 million are real estate construction loan commitments that are expected to fund within the next twelve months. The remaining commitments primarily relate to revolving lines of credit or other commercial loans, and many of these are expected to expire without being drawn upon. Therefore, the total commitments do not necessarily represent future cash requirements. Each loan commitment and the amount and type of collateral obtained, if any, are evaluated on an individual basis. Collateral held varies, but may include real property, bank deposits, debt or equity securities or business assets.  The reserve for unfunded commitments at March 31, 2023 and December 31, 2022 totaled $874,000 and $341,000, respectively.

Stand-by letters of credit are conditional commitments written to guarantee the performance of a customer to a third party. These guarantees are primarily related to the purchases of inventory by commercial customers and are typically short-term in nature. Credit risk is similar to that involved in extending loan commitments to customers and accordingly, evaluation and collateral requirements similar to those for loan commitments are used. The deferred liability related to the Company’s stand-by letters of credit was not significant at March 31, 2023.

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

	For the Three Months Ended
	March 31,
(In thousands, except per share data)	2023	2022
Net Income:
Net income	$7,626	$5,718
Earnings Per Share:
Basic earnings per share	$1.30	$0.98
Diluted earnings per share	$1.28	$0.97
Weighted Average Number of Shares Outstanding:
Basic shares	5,855	5,824
Diluted shares	5,940	5,920

There were no stock options having an antidilutive effect during the three-month periods ended March 31, 2023, and 2022.

7. STOCK-BASED COMPENSATION

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

In May 2013, the Company established the 2013 Stock Option Plan for which 174,417 shares of common stock are reserved. With the establishment of the Company’s 2022 Equity Incentive Plan, no further options may be issued under the 2013 Stock Option Plan, though options previously granted continue to be outstanding and governed by the plan.

No options were granted during the three months ended March 31, 2023 and 2022.

A summary of the activity within the 2013 Plan follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term in Years	Intrinsic Value
Options outstanding at January 1, 2023	189,917	$21.14
Options exercised	(15,500)	18.83
Options outstanding at March 31, 2023	174,417	$21.35	3.7	$2,216,840
Options exercisable at March 31, 2023	144,567	$21.29	3.5	$1,846,121
Expected to vest after March 31, 2023	26,187	$21.66	4.6	$324,773

A summary of the activity within the 2022 Plan follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term in Years	Intrinsic Value
Options outstanding at March 31, 2023	117,200	31.00	9.1	$358,632
Options exercisable at March 31, 2023	-	-	-	-
Expected to vest after March 31, 2023	102,820	$31.00	9.1	$314,628

As of March 31, 2023, there was $80,478 of total unrecognized compensation cost related to non-vested, share-based compensation under the 2013 plan. That cost is expected to be recognized over a weighted average period of 0.6 years. As of March 31, 2023, there was $893,000 of total unrecognized compensation cost related to non-vested stock options, share-based compensation under the 2022 plan. That cost is expected to be recognized over a weighted average period of 4.2 years.

The total fair value of options vested during the three months ended March 31, 2023 and 2022 was $7,000 and $101,000, respectively. The total intrinsic value of options at time of exercise was $331,000 and $858,000 for the three months ended March 31, 2023 and 2022, respectively.

Compensation cost related to stock options recognized in operating results under the stock option plans was $87,000 and $58,000 for the three months ended March 31, 2023 and 2022, respectively. The associated income tax benefit recognized was $7,000 and $4,000 for the three months ended March 31, 2023 and 2022, respectively.

Cash received from option exercises under the 2013 plan for the three months ended March 31, 2023 and 2022 were $137,000 and $131,000, respectively. The tax benefit realized for the tax deductions from option exercise totaled $49,000 and $40,000 for the three months ended March 31, 2023 and 2022, respectively.

During the three months ended September 30, 2022 the Company granted 1,650 shares of restricted stock with a fair value of $31 per share and a one year vesting period. Compensation costs related to these shares during the three months ended March 31, 2023 totaled $12,000.  As of March 31, 2023, there was $17,000 of total unrecognized compensation cost related to restricted stock. That cost is expected to be recognized over a weighted average period of 0.4 years.

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

Interest expense and penalties associated with unrecognized tax benefits, if any, are classified as income tax expense in the consolidated statements of income. There have been no significant changes to unrecognized tax benefits or accrued interest and penalties for the three months ended March 31, 2023.

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

Fair Value of Financial Instruments

The carrying amounts and estimated fair values of financial instruments, at March 31, 2023 follows, in thousands:

		Fair Value Measurements at March 31, 2023, Using:
	Carrying Value	Level 1	Level 2	Level 3	Total Fair Value
Financial assets:
Cash and cash equivalents	$105,676	$105,676	$-	$-	$105,676
Investment securities	484,416	-	484,416	-	484,416
Loans, net	906,022	-	-	888,286	888,286
FHLB stock	4,964	-	-	-	N/A
FRB Stock	1,366	-	-	-	N/A
Accrued interest receivable	7,329	86	2,673	4,570	7,329
Financial liabilities:
Deposits	1,406,745	1,357,735	49,449	-	1,407,184
Repurchase agreements	16,914	-	16,914	-	16,914
Note Payable	10,000	-	-	8,642	8,642
Accrued interest payable	87	24	50	13	87

The carrying amounts and estimated fair values of financial instruments, at December 31, 2022 follows, in thousands:

		Fair Value Measurements at December 31, 2022 Using:
	Carrying Value	Level 1	Level 2	Level 3	Total Fair Value
Financial assets:
Cash and cash equivalents	$183,426	$183,426	$-	$-	$183,426
Investment securities	444,703	-	444,703	-	444,703
Interest rate swaps	2,002	-	2,002	-	2,002
Loans held for sale	2,301	-	2,301	-	2,301
Loans, net	903,968	-	-	884,814	884,814
FHLB stock	4,964	-	-	-	N/A
FRB Stock	1,364	-	-	-	N/A
Accrued interest receivable	7,433	63	2,309	5,061	7,433
Financial liabilities:
Deposits	1,457,809	1,408,623	49,627	-	1,458,250
Repurchase agreements	18,624	-	18,624	-	18,624
Junior subordinated deferrable interest debentures	10,310	-	-	7,770	7,770
Accrued interest payable	81	16	40	25	81

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

The following tables present information about the Company’s assets and liabilities measured at fair value on a recurring and non-recurring basis as of March 31, 2023 and December 31, 2022, and indicate the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value:

Assets and liabilities measured at fair value on a recurring basis at March 31, 2023 are summarized below, in thousands:

		Fair Value Measurements at
		March 31, 2023 Using
		Quoted
		Prices in
		Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
		Assets	Inputs	Inputs
	Total Fair Value	(Level 1)	(Level 2)	(Level 3)
Assets:
U.S. Treasury securities	$9,770	$-	$9,770	$-
U.S. Government-sponsored agencies collateralized by mortgage obligations- residential	236,725	-	236,725	-
U.S. Government agencies collateralized by mortgage obligations-commercial	110,661	-	110,661	-
Obligations of states and political subdivisions	127,260	-	127,260	-
	$484,416	$-	$484,416	$-

Assets and liabilities measured at fair value on a recurring basis at December 31, 2022 are summarized below, in thousands:

		Fair Value Measurements at
		December 31, 2022 Using
		Quoted
		Prices in
		Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
		Assets	Inputs	Inputs
	Total Fair Value	(Level 1)	(Level 2)	(Level 3)
Assets:
U.S. Treasury securities	$9,707	$-	$9,707	$-
U.S. Government-sponsored agencies collateralized by mortgage obligations - residential	214,408	-	214,408	-
U.S. Government-agencies collateralized by mortgage obligations - commercial	99,581	-	99,581	-
Obligations of states and political subdivisions	121,007	-	121,007	-
Interest rate swaps	2,002	-	2,002	-
	$446,705	$-	$446,705	$-

The fair value of securities available-for-sale equals quoted market price, if available. If quoted market prices are not available, fair value is determined using quoted market prices for similar securities or matrix pricing. The fair value of the interest rate swap agreements was derived from discounted cash flow analysis based on the terms of the contract and the forward interest rate curve adjusted for our credit risk. There were no changes in the valuation techniques used during 2023 or 2022. Transfers between hierarchy measurement levels are recognized by the Company as of the beginning of the reporting period. Changes in fair market value are recorded in other comprehensive income.

Assets and liabilities measured at fair value on a non-recurring basis at March 31, 2023 are summarized below, in thousands:

		Fair Value Measurements at
		March 31, 2023 Using
		Quoted
		Prices in			Total
		Active	Significant		Losses
		Markets for	Other	Significant	Three Months
		Identical	Observable	Unobservable	Ended
		Assets	Inputs	Inputs	March 31,
	Total Fair Value	(Level 1)	(Level 2)	(Level 3)	2023
Assets:
Impaired loans
RE – Agricultural	$576	$-	$-	$576	$271

Other Real Estate:
RE – Residential	83	$-	$-	$83	$-

There were no assets measured at fair value on a non-recurring basis at December 31, 2022.  The Company has no liabilities which are reported at fair value.

The following methods were used to estimate fair value.

Collateral-Dependent Impaired Loans: The Bank does not record loans at fair value on a recurring basis. However, from time to time, fair value adjustments are recorded on these loans to reflect partial write-downs, through charge-offs or specific reserve allowances, that are based on fair value estimates of the underlying collateral. The fair value estimates for collateral-dependent impaired loans are generally based on recent real estate appraisals or broker opinions, obtained from independent third parties, which are frequently adjusted by management to reflect current conditions and estimated selling costs (Level 3).  An impairment charge of $271,000 was   recognized during the three months ended March 31, 2023, related to the above impaired loan. No impairment charges were incurred during the three months ended March 31, 2022.

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

The following table presents quantitative information about Level 3 fair value measurements for financial instruments measured at fair value on a non-recurring basis at March 31, 2023 and December 31, 2022 (dollars in thousands):

	Fair Value	Fair Value	Valuation		Range (Weighted Average)			Range (Weighted Average)
Description	3/31/2023	12/31/2022	Technique	Significant Unobservable Input	3/31/2023			12/31/2022

Impaired Loans:

RE – Agricultural	$576	$-	Third Party appraisals	Management Adjustments to Reflect Current Conditions and Selling Costs	32%	(32%	)

Other Real Estate:

RE – Residential	$83	$-	Third Party appraisals	Management Adjustments to Reflect Current Conditions and Selling Costs	8%	(8%	)

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

INTRODUCTION

The following discussion and analysis sets forth certain statistical information relating to the Company as of March 31, 2023 and December 31, 2022 and for the three-month periods ended March 31, 2023 and 2022. This discussion should be read in conjunction with the condensed consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q and the consolidated financial statements and notes thereto included in Plumas Bancorp’s Annual Report filed on Form 10-K for the year ended December 31, 2022.

Plumas Bancorp trades on The NASDAQ Capital Market under the ticker symbol “PLBC”.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

There have been no changes to the Company’s critical accounting policies from those disclosed in the Company’s 2022 Annual Report to Shareholders on Form 10-K.

RESULTS OF OPERATIONS FOR THE three MONTHS ENDED March 31, 2023

Net Income. The Company recorded net income of $7.6 million for the three months ended March 31, 2023 up $1.9 million from net income of $5.7 million for the three months ended March 31, 2022. Increases of $5.1 million in net interest income and $275,000 in non-interest income were partially offset by increases of $1.6 million in non-interest expense, $1.2 million in the provision for credit losses and $725,000 in the provision for income taxes.  The annualized return on average assets was 1.93% for the three months ended March 31, 2023 up from 1.42% for the three months ended March 31, 2022. The annualized return on average equity increased from 17.6% during the first quarter of 2022 to 25.0% during the current quarter.

The following is a detailed discussion of each component of the change in net income.

Net interest income before provision for credit losses. Driven by an increase in market rates, net interest income increased by $5.1 million from $12.0 million during the three months ended March 31, 2022, to $17.1 million for the three months ended March 31, 2023.  The increase in net interest income includes an increase of $5.5 million in interest income partially offset by an increase of $338,000 in interest expense. Interest and fees on loans increased by $2.3 million related both to an increase in average balance and an increase in yield. Average loan balances increased by $82 million, while the average yield on loans increased by 59 basis points from 5.03% during the first quarter of 2022 to 5.62% during the current quarter. The average prime interest rate increased from 3.29% during the first quarter of 2022 to 7.69% during the current quarter. Approximately 23% of the Company's loans are tied to the prime interest rate and most of these reprice within one to three months with a change in prime. Interest and fees on loans held for sale decreased by $264,000 related to a decrease in average balance of $20.9 million from $22.7 million for the three months ended March 31, 2022 to $1.8 million for the three months ended March 31, 2023.  Loans held for sale are tied to the prime interest rate and reprice quarterly.  Yield on loans held for sale increased by 3.6% to 9.04%.

Interest on investment securities increased by $2.2 million related to an increase in average investment securities of $155 million to $467 million and an increase in yield of 125 basis points to 3.24%. The increase in loan and investment yields is consistent with the increase in market rates during 2022 and into the first quarter of 2023. Interest on cash balances increased by $1.2 million related to an increase in the rate paid on these balances which increased from 0.19% during the first quarter of 2022 to 4.64% during the current quarter mostly related to an increase in the rate paid on balances held at the Federal Reserve Bank (FRB). The average rate earned on FRB balances increased from 0.19% during the first quarter of 2022 to 4.59% during the current quarter. Average interest-bearing cash balances decreased by $234 million to $119 million during the current quarter.

Net interest margin for the three months ended March 31, 2023 increased 1.43% to 4.64%, up from 3.21% for the same period in 2022.

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

	For the Three Months Ended			For the Three Months Ended
	March 31, 2023			March 31, 2022
	Average			Average
	Balance	Interest	Yield/	Balance	Interest	Yield/
	(in thousands)	(in thousands)	Rate	(in thousands)	(in thousands)	Rate
Interest-earning assets:
Loans (2) (3)	$912,989	$12,653	5.62%	$831,289	$10,311	5.03%
Loans held for sale	1,840	41	9.04%	22,727	305	5.44%
Taxable investment securities	341,958	2,814	3.34%	214,609	997	1.88%
Non-taxable investment securities (1)	124,618	914	2.97%	96,844	534	2.24%
Interest-bearing deposits	119,221	1,365	4.64%	353,155	168	0.19%
Total interest-earning assets	1,500,626	17,787	4.81%	1,518,624	12,315	3.29%
Cash and due from banks	26,725			54,507
Other assets	75,184			60,704
Total assets	$1,602,535			$1,633,835

Interest-bearing liabilities:
Money market deposits	$235,857	$216	0.37%	$262,619	$66	0.10%
Savings deposits	402,302	199	0.20%	384,689	81	0.09%
Time deposits	48,017	51	0.43%	64,148	47	0.30%
Total deposits	686,176	466	0.09%	711,456	194	0.11%
Junior subordinated debentures	9,302	141	6.15%	10,310	88	3.46%
Other borrowings	1,333	13	3.96%
Repurchase agreements & other	18,485	18	0.39%	13,861	18	0.53%
Total interest-bearing liabilities	715,296	638	0.36%	735,627	300	0.17%
Non-interest-bearing deposits	749,361			754,285
Other liabilities	14,288			11,900
Shareholders' equity	123,590			132,023
Total liabilities & equity	$1,602,535			$1,633,835
Cost of funding interest-earning assets (4)			0.17%			0.08%
Net interest income and margin (5)		$17,149	4.64%		$12,015	3.21%

(1)	Not computed on a tax-equivalent basis.
(2)	Average nonaccrual loan balances of $2.3 million for 2023 and $5.0 million for 2022 are included in average loan balances for computational purposes.
(3)	Net (costs) fees included in loan interest income for the three-month period ended March 31, 2023 and 2022 were ($351,000) and $311,000, respectively.
(4)	Total annualized interest expense divided by the average balance of total earning assets.
(5)	Annualized net interest income divided by the average balance of total earning assets.

The following table sets forth changes in interest income and interest expense for the three-month periods indicated and the amount of change attributable to variances in volume, rates and the combination of volume and rates based on the relative changes of volume and rates:

	2023 over 2022 change in net interest income
	for the three months ended March 31,
	(in thousands)
	Volume (1)	Rate (2)	Mix (3)	Total

Interest-earning assets:
Loans	$1,013	$1,210	$119	$2,342
Loans held for sale	(280)	201	(185)	(264)
Taxable investment securities	592	769	456	1,817
Non-taxable investment securities	153	176	51	380
Interest-bearing deposits	(111)	3,875	(2,567)	1,197
Total interest income	1,367	6,231	(2,126)	5,472
Interest-bearing liabilities:
Money market deposits	(6)	174	(18)	150
Savings deposits	4	109	5	118
Time deposits	(12)	21	(5)	4
Junior subordinated debentures	(9)	67	(6)	52
Other borrowings	-	-	13	13
Repurchase agreements & other	6	(4)	(2)	-
Total interest expense	(17)	367	(13)	337
Net interest income	$1,384	$5,864	$(2,113)	$5,135

(1)	The volume change in net interest income represents the change in average balance divided by the previous year’s rate.
(2)	The rate change in net interest income represents the change in rate divided by the previous year’s average balance.
(3)	The mix change in net interest income represents the change in average balance multiplied by the change in rate.

Provision for credit losses. Upon adoption of CECL we recorded an increase in the allowance for credit losses of $529,000 and an increase in the reserve for unfunded commitments of $258,000.  During the first quarter of 2023 we recorded a provision for credit losses of $1,525,000 an increase of $1,225,000 from $300,000 during the three months ended March 31, 2022. The provision for credit losses during the current quarter consisted of a provision for credit losses - loans of $1,250,000 and an increase in the reserve for unfunded commitments of $275,000.  The increase in the reserves was principally related to an increase in qualitative reserves related to the continuation of increases in market interest rates and a reduction in economic activity. Additionally, we recorded a $271,000 specific reserve on one collateral dependent loan. We are currently working with the borrower on obtaining additional collateral for this loan. As time progresses the results of economic conditions will require CECL model assumption inputs to change and further refinements to the estimation process may also be identified.  See “Analysis of Asset Quality and Allowance for Loan Losses” for a discussion of loan quality trends and the provision for credit losses.

The following tables present the activity in the allowance for credit losses and the reserve for unfunded commitments during the three months ended March 31, 2023 and 2022 (in thousands).

Allowance for Credit Losses	March 31, 2023	March 31, 2022
Balance, beginning of period	$10,717	$10,352
Impact of CECL adoption	529	-
Provision charged to operations	1,250	300
Losses charged to allowance	(308)	(373)
Recoveries	142	123
Balance, end of period	$12,330	$10,402

Reserve for Unfunded Commitments	March 31, 2023	March 31, 2022
Balance, beginning of period	$341	$341
Impact of CECL adoption	258	-
Provision charged to operations	275	-
Balance, end of period	$874	$341

Non-interest income. During the three months ended March 31, 2023, non-interest income totaled $3.9 million, an increase of $275,000 from the three months ended March 31, 2022. The largest component of this increase was a $1.7 million gain on termination of our interest rate swaps.   On May 26, 2020 we entered into two separate interest rate swap agreements with notional amounts totaling $10 million, effectively converting $10 million in Subordinated Debentures related to Trust Preferred Securities to fixed rate obligations.  During the first quarter of 2023 we terminated these swaps, redeemed the Trust Preferred Securities and paid all principal and interest due under the debentures.

Mostly offsetting the gain on termination of the interest rate swaps was a decline in gain on sale of SBA 7(a) loans. During the three months ended March 31, 2023 we sold $4.3 million in guaranteed portions of SBA 7(a) loans recording a gain on sale of $230,000.  During the first quarter of 2022 gain on sale of SBA 7(a) loans was abnormally high at  $1.7 million. We did not sell SBA 7(a)  loans during the second and third quarters of 2021 resulting in an inventory of loans held for sale of $31.3 million at December 31, 2021.  During the first quarter of  2022 we sold $24.1 million in guaranteed portions of SBA 7(a) loans.

During the fourth quarter of 2022 and continuing into the first quarter of 2023 we experienced a significant decline in premiums received on the sale of SBA loans; in response we chose to portfolio SBA 7(a) loans which do not meet a minimum premium on sale. During the current period we chose not to sell $4.1 million in salable guaranteed portions of SBA 7(a) loans as they did not meet our minimum premium on sale. Additionally, the SBA 7(a) loan product that is salable in the open market is variable rate tied to prime and we have seen a decline in interest in this product given the recent increases in the prime rate.  While we continue to produce SBA 7(a) loans for sale, we have started funding fixed rate SBA 7(a) loans which we portfolio.

The following table describes the components of non-interest income for the three-month periods ended March 31, 2023 and 2022, dollars in thousands:

	For the Three Months Ended
	March 31,
	2023	2022	Dollar Change	Percentage Change
Gain on termination of interest rate swaps	1,707	-	1,707	100.0%
Interchange income	718	762	(44)	(5.8)%
Service charges on deposit accounts	617	566	51	9.0%
Loan servicing fees	236	209	27	12.9%
Gain on sale of loans, net	230	1,701	(1,471)	(86.5)%
Earnings on life insurance policies	104	93	11	11.8%
Other	313	319	(6)	(1.9)%
Total non-interest income	$3,925	$3,650	$275	7.5%

Non-interest expense.  During the three months ended March 31, 2023, total non-interest expense increased by $1.5 million from $7.7 million during the first quarter of 2022 to $9.2 million during the current quarter.  The largest components of this increase were increases in salary and benefit expense of $985,000 an increase in occupancy and equipment costs of $203,000 and an increase in director expense of $101,000. The increase in salary and benefit expense primarily relates to an increase in salary expense and a reduction in the deferral of loan origination costs. Salary expense increased by $288,000 which we attribute to both growth in headcount and merit and promotional salary increases. The largest single component of the increase in salary and benefit expense was a $500,000 reduction in the deferral of loan origination expense as we have seen a reduction in loan demand given the current economic environment. Occupancy and equipment costs increased by $203,000, much of which relates to snow removal and other costs attributable to an unusually harsh winter in our service area. The increase in director expense was mostly related to three directors qualifying for director retirement benefits and an increase in the benefits under the director retirement agreements to $15,000 per year from $10,000 per year.

The following table describes the components of non-interest expense for the three-month periods ended March 31, 2023 and 2022, dollars in thousands:

	For the Three Months Ended
	March 31,
	2023	2022	Dollar Change	Percentage Change
Salaries and employee benefits	$5,067	$4,082	$985	24.1%
Occupancy and equipment	1,340	1,137	203	17.9%
Outside service fees	994	908	86	9.5%
Professional fees	342	279	63	22.6%
Director compensation and expense	242	141	101	71.6%
Telephone and data communication	200	191	9	4.7%
Deposit insurance	188	197	(9)	(4.6)%
Advertising and shareholder relations	179	112	67	59.8%
Armored car and courier	165	148	17	11.5%
Business development	139	115	24	20.9%
Loan collection expenses	130	68	62	91.2%
Amortization of Core Deposit Intangible	60	72	(12)	(16.7)%
Other	178	223	(45)	(20.2)%
Total non-interest expense	$9,224	$7,673	$1,551	20.2%

Provision for income taxes. The Company recorded an income tax provision of $2.7 million, or 26.2% of pre-tax income for the three months ended March 31, 2023. This compares to an income tax provision of $2.0 million, or 25.7% of pre-tax income for the three months ended March 31, 2022. The percentages for 2023 and 2022 differ from statutory rates as tax exempt items of income such as earnings on Bank owned life insurance and municipal loan and securities interest decrease taxable income.

FINANCIAL CONDITION

Total assets at March 31, 2023 were $1.6 billion, a decrease of $42.6 million from December 31, 2022. Investment securities increased by $39.7 million from $444.7 million at December 31, 2022, to $484.4 million at March 31, 2023.  Net loans increased by $2 million from $904.0 million at December 31, 2022 to $906 million at March 31, 2023. These increases were offset by a decrease in cash and equivalents of $77.7 million to $105.7 million, and a decrease in all other assets of $6.6 million.  Deposits totaled $1.4 billion at March 31, 2023, a decrease of $51.1 million from December 31, 2022. Shareholders’ equity increased by $9.8 million from $119.0 million at December 31, 2022, to $128.8 million at March 31, 2023.

Loan Portfolio. Gross loans totaled $915.6 million, an increase of $3.7 million from December 31, 2022. The  largest areas of growth in the Company’s loan portfolio were $5.8 million in commercial real estate loans and $3.9 million in automobile loans.  The largest decline in loan balances was $4.8 million in agricultural loans. Although the Company offers a broad array of financing options, it continues to concentrate its focus on small to medium sized commercial businesses. These loans offer diversification as to industries and types of businesses, thus limiting material exposure in any industry concentrations. The Company offers both fixed and floating rate loans and obtains collateral in the form of real property, business assets and deposit accounts, but looks to business and personal cash flows as its primary source of repayment.

As shown in the following table the Company's largest lending categories are commercial real estate loans, agricultural loans, commercial loans and auto loans.

		Percent of		Percent of
		Loans in Each		Loans in Each
	Balance at End	Category to	Balance at End	Category to
(dollars in thousands)	of Period	Total Loans	of Period	Total Loans
	03/31/2023	03/31/2023	12/31/2022	12/31/2022
Commercial	$76,738	8.4%	$76,680	8.4%
Agricultural	118,089	12.9%	122,873	13.5%
Real estate – residential	14,734	1.6%	15,324	1.7%
Real estate – commercial	521,884	57.0%	516,107	56.6%
Real estate – construction & land	42,726	4.7%	43,420	4.8%
Equity Lines of Credit	35,805	3.9%	35,891	3.9%
Auto	100,670	11.0%	96,750	10.6%
Other	4,958	0.5%	4,904	0.5%
Total Gross Loans	$915,604	100%	$911,949	100%

The Company’s real estate related loans, including real estate mortgage loans, real estate construction and land development loans, consumer equity lines of credit, and agricultural loans secured by real estate, comprised 76% of the total loan portfolio at March 31, 2023. Moreover, the business activities of the Company currently are focused in the California counties of Plumas, Nevada, Placer, Lassen, Modoc, Shasta, Sierra, and Sutter and in Washoe and Carson City Counties in Northern Nevada. Consequently, the results of operations and financial condition of the Company are dependent upon the general trends in these economies and, in particular, the commercial real estate markets. In addition, the concentration of the Company's operations in these areas of Northeastern California and Northwestern Nevada exposes it to greater risk than other banking companies with a wider geographic base in the event of catastrophes, such as earthquakes, fires and floods in these regions.

The rates of interest charged on variable rate loans are set at specific increments in relation to the Company's lending rate or other indexes such as the published prime interest rate or U.S. Treasury rates and vary with changes in these indexes. The frequency in which variable rate loans reprice can vary from one day to several years. At March 31, 2023 and December 31, 2022, approximately 80% of the Company's loan portfolio was comprised of variable rate loans. Loans indexed to the prime interest rate were approximately 23% of the Company’s loan portfolio; these loans reprice within one day to three months of a change in the prime rate. Most of the Company's commercial real estate loans are tied to U.S. Treasury rates and reprice every five years.  While real estate mortgage, agricultural, commercial and consumer lending remain the foundation of the Company's historical loan mix, some changes in the mix have occurred due to the changing economic environment and the resulting change in demand for certain loan types.

Analysis of Asset Quality and Allowance for Loan Losses. The Company attempts to minimize credit risk through its underwriting and credit review policies. The Company’s credit review process includes internally prepared credit reviews as well as contracting with an outside firm to conduct periodic credit reviews. The Company’s management and lending officers evaluate the loss exposure of classified and nonaccrual loans on a quarterly basis, or more frequently as loan conditions change. The Management Asset Resolution Committee (MARC) reviews the asset quality of criticized and past due loans monthly and reports the findings to the full Board of Directors. In management's opinion, this loan review system helps facilitate the early identification of potential criticized loans. MARC also provides guidance for the maintenance and timely disposition of OREO properties including developing financing and marketing programs to incent individuals to purchase OREO. MARC consists of the Bank’s Chief Executive Officer, Chief Financial Officer and Chief Credit Officer, and the activities are governed by a formal written charter. The MARC meets monthly and reports to the Board of Directors.

On January 1, 2023, the Company adopted ASU 2016-03 Financial Instruments — Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which replaces the incurred loss methodology that is referred to as the current expected credit loss (CECL) methodology. The measurement of expected credit losses under the CECL methodology is applicable to financial assets measured at amortized costs, including loan receivables and held-to-maturity debt securities. It also applies to off-balance sheet credit exposures not accounted for as insurance (loan commitments, standby letters of credit, financial guarantees, and other similar instruments) and net investments in certain leases.

The Company adopted ASC 326 using the modified retrospective method for all financial assets measured at amortized cost and off-balance sheet credit exposures. Results for the reporting periods beginning after January 1, 2023 are presented under ASC 326 while prior period amounts continue to be reported in accordance with previously applicable GAAP. The Company adopted ASC 326 using the prospective transition approach for financial assets purchased with credit deterioration (PCD) that were previously classified as purchase credit impaired (PCI) and accounted for under ASC 310-30. In accordance with the Standard, management did not reassess whether PCI assets met the criteria of PCD assets as of the date of adoption. The remaining noncredit discount (based on the adjusted amortized costs basis) will be accreted into interest income at the effective interest rate as of adoption. The Company recognized an increase in the ACL for loans totaling $529,000, as a cumulative effect adjustment from change in accounting policies, with a corresponding decrease in retained earnings, net of $156,000 in taxes.  Additionally, the Company recognized an increase in the reserve for unfunded commitments of $257,000, as a cumulative effect adjustment from change in accounting policies, with a corresponding decrease in retained earnings, net of $76,000 in taxes.

The allowance for credit losses is established through charges to earnings in the form of the provision for credit losses. Loan losses are charged to, and recoveries are credited to the allowance for credit losses. The allowance for credit losses is maintained at a level deemed appropriate by management to provide for known and inherent risks in the loan portfolio.

To estimate expected losses the Company generally utilizes historical loss trends and the remaining contractual lives of the loan portfolios to determine estimated credit losses through a reasonable and supportable forecast period. Individual loan credit quality indicators including loan grade and borrower repayment performance have been statistically correlated with historical credit losses and various econometrics, including California unemployment rates, California Housing Prices, California gross domestic product, California Retail Trade Earnings and Wall Street Journal Prime Rate. Model forecasts may be adjusted for inherent limitations or biases that have been identified through independent validation and back-testing of model performance to actual realized results. At both January 1, 2023, the adoption and implementation date of ASC Topic 326, and March 31, 2023, the Company utilized a reasonable and supportable forecast period of approximately four quarters and obtained the forecast data from publicly available sources. The Company also considered the impact of portfolio concentrations, changes in underwriting practices, imprecision in its economic forecasts, and other risk factors that might influence its loss estimation process. Management believes that the allowance for credit losses at March 31, 2023 appropriately reflected expected credit losses inherent in the loan portfolio at that date.

In determining the allowance for credit losses, accruing loans with similar risk characteristics are generally evaluated collectively. The Company's policy is that loans designated as nonaccrual no longer share risk characteristics similar to other loans an evaluated collectively and as such, all nonaccrual loans are individually evaluated for reserves. As of March 31, 2023, the Bank's nonaccrual loans comprised the entire population of loans individually evaluated.  The Company's policy is that nonaccrual loans also represent the subset of loans where borrowers are experiencing financial difficulty where an evaluation of the source of repayment is required to determine if the nonaccrual loans should be categorized as collateral dependent.

The implementation of CECL also impacted the Company's ACL on unfunded loan commitments, as the ACL now represents expected credit losses over the contractual life of commitments not identified as unconditionally cancellable by the Company.  The Reserve for Unfunded Commitments is estimated using the same reserve or coverage rates calculated on collectively evaluated loans following the application of a funding rate to the amount of the unfunded commitment.  The funding rate represents management's estimate of the amount of the current unfunded commitment that will be funded over the remaining contractual life of of the commitment and is based on historical data. Under CECL the ACL on unfunded loan commitments remains in Other Liabilities while and related provision expense is included in the provision for credit loss expense.

The following table provides certain information for the dates indicated with respect to the Company's allowance for credit losses as well as charge-off and recovery activity.

	For the Three Months Ended		For the Year Ended
(dollars in thousands)	March 31,		December 31,
	2023	2022	2022	2021	2020
Balance at beginning of period	$10,717	$10,352	$10,352	$9,902	$7,243
Impact of CECL Adoption	529	-	-	-	-
Adjusted balance	11,246	10,352	10,352	9,902	7,243
Charge-offs:
Commercial	-	19	207	188	131
Agricultural	-	-	-	-	-
Real estate – residential	-	-	-	-	-
Real estate – commercial	-	-	19	-	-
Real estate – construction & land	-	-	-	-	-
Equity Lines of Credit	-	-	-	-	-
Auto	293	335	1,195	703	574
Other	15	19	40	47	82
Total charge-offs	308	373	1,461	938	787
Recoveries:
Commercial	6	6	27	72	34
Agricultural	-	-	-	-	-
Real estate – residential	1	-	3	3	15
Real estate – commercial	1	-	2	8	8
Real estate – construction & land	-	-	-	-	-
Equity Lines of Credit	-	-	-	4	4
Auto	131	114	482	136	200
Other	3	3	12	40	10
Total recoveries	142	123	526	263	271
Net charge-offs	166	250	935	675	516
Provision for credit losses	1,250	300	1,300	1,125	3,175
Balance at end of period	$12,330	$10,402	$10,717	$10,352	$9,902
Net charge-offs during the period to average loans (annualized for the three-month periods)	0.07%	0.12%	0.11%	0.09%	0.07%
Allowance for credit losses to total loans	1.35%	1.24%	1.18%	1.23%	1.40%

The following table provides a breakdown of the allowance for credit losses at March 31, 2023 and December 31, 2022:

		Percent of		Percent of
		Loans in Each		Loans in Each
	Balance at End	Category to	Balance at End	Category to
(dollars in thousands)	of Period	Total Loans	of Period	Total Loans
	3/31/2023	3/31/2023	12/31/2022	12/31/2022
Commercial	$1,475	8.4%	$892	8.4%
Agricultural	1,307	12.9%	1,086	13.5%
Real estate – residential	162	1.6%	138	1.7%
Real estate – commercial	6,740	57.0%	4,980	56.6%
Real estate – construction & land development	763	4.7%	1,500	4.8%
Equity Lines of Credit	330	3.9%	687	3.9%
Auto	1,504	11.0%	1,289	10.6%
Other	49	0.5%	145	0.5%
Total	$12,330	100%	$10,717	100%

The allowance for credit losses totaled $12.3 million at March 31, 2023  and $10.7 million at  December 31, 2022. At least quarterly, the Company evaluates each specific reserve and if it determines that the loss represented by the specific reserve is uncollectable it records a charge-off for the uncollectable portion. Specific reserves related to collateral dependent loans totaled $271,000 at March 31, 2023.  There were no specific reserves related to collateral dependent loans at December 31, 2022.  The allowance for credit losses as a percentage of total loans was 1.35% at March 31, 2023 and 1.18% at December 31, 2022.

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

The following table sets forth the amount of the Company's nonperforming assets as of the dates indicated.

	At
	March 31,	At December 31,
	2023	2022	2021	2020
	(dollars in thousands)

Nonaccrual loans	$3,603	$1,172	$4,863	$2,536
Loans past due 90 days or more and still accruing	368	-	-	-
Total nonperforming loans	3,971	1,172	4,863	2,536
Other real estate owned	83	-	487	403
Other vehicles owned	99	18	47	31
Total nonperforming assets	$4,153	$1,190	$5,397	$2,970
Interest income forgone on nonaccrual loans	$79	$121	$381	$119
Interest income recorded on a cash basis on nonaccrual loans	$-	$-	$-	$-
Nonperforming loans to total loans	0.43%	0.13%	0.58%	0.36%
Nonperforming assets to total assets	0.26%	0.07%	0.33%	0.27%

Nonperforming loans at March 31, 2023 were $4.0 million, an increase of $2.8 million from $1.2 million at December 31, 2022.  Performing loans past due thirty to eighty-nine days were $9.3 million at March 31, 2023 up from $8.8 million at December 31, 2022.

A substandard loan is not adequately protected by the current sound worth and paying capacity of the borrower or the value of the collateral pledged, if any. Total substandard loans increased by $15.7 million from $3.4 million at December 31, 2022 to $19.1 million at March 31, 2023. Loans classified as special mention decreased by $9.8 million from $22.8 million at December 31, 2022 to $13.0 million at March 31, 2023.  The increase in substandard loans is primarily related to agricultural loans to one borrower.  At March 31, 2023 the loans to this borrower are on accrual status; however, they could move to nonaccrual if  the borrowers financial condition worsens, the Bank's collateral position in respect to these loans deteriorates, or if the borrower is unable to meet their payment obligations.

It is the policy of management to make additions to the allowance for credit losses so that it remains appropriate to absorb the inherent risk of loss in the portfolio. Management believes that the allowance at March 31, 2023 is appropriate. However, the determination of the amount of the allowance is judgmental and subject to economic conditions which cannot be predicted with certainty. Accordingly, the Company cannot predict whether charge-offs of loans in excess of the allowance may occur in future periods.

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

As of  December 31, 2022 the Company had $2.3 million in SBA government guaranteed loans held for sale. There were no loans held for sale on March 31, 2023.  Loans held for sale are recorded at the lower of cost or fair value and therefore may be reported at fair value on a non-recurring basis. The fair values for loans held for sale are based on either observable transactions of similar instruments or formally committed loan sale prices.

OREO represents real property acquired by the Bank either through foreclosure or through a deed in lieu thereof from the borrower. Repossessed assets include vehicles and other commercial assets acquired under agreements with delinquent borrowers. OREO holdings represented one property totaling $83,000 at  March 31, 2023 and 3 properties totaling $487 thousand at March 31, 2022. There were no OREO properties at December 31, 2022. Nonperforming assets as a percentage of total assets were 0.26% at March 31, 2023 and 0.07% at December 31, 2022.

The following table provides a summary of the change in the number and balance of OREO properties for the three months ended March 31, 2023 and 2022 (dollars in thousands):

	Three Months Ended March 31,
	#	2023	#	2022
Beginning Balance	-	$-	3	$487
Additions	1	83	-	-
Dispositions	-	-	-	-
Provision from change in OREO valuation	-	-	-	-
Ending Balance	1	$83	3	$487

Investment Portfolio and Federal Funds Sold. Total investment securities were $484.4 million as of March 31, 2023 and $444.7 million as of December 31, 2022.  Net unrealized losses on available-for-sale investment securities totaling $46.5 million were recorded, net of $13.8 million in tax benefit, as accumulated other comprehensive loss within shareholders' equity at March 31, 2023.   Net unrealized losses on available-for-sale investment securities totaling $54.2 million were recorded, net of $16.0 million in tax benefit, as accumulated other comprehensive income within shareholders' equity at December 31, 2022. No securities were sold during the three months ended March 31, 2023 and 2022.

The investment portfolio at March 31, 2023 consisted of $9.8 million in U.S. Treasury securities, $236.7 million in securities of U.S. Government-sponsored agencies, $110.6 million in securities of U.S. Government-agencies and 240 municipal securities totaling $127.3 million. The investment portfolio at December 31, 2022 consisted of $9.7 million in U.S. Treasury securities, $214.4 million in securities of U.S. Government-sponsored agencies, $99.6 million in securities of U.S. Government-agencies and 239 municipal securities totaling $121.0 million.

There were no Federal funds sold at March 31, 2023 and December 31, 2022; however, the Bank maintained interest earning balances at the Federal Reserve Bank totaling $76.5 million at March 31, 2023 and $154.4 million at December 31, 2022. The balance, at March 31, 2023, earns interest at the rate of 4.9%.

The Company classifies its investment securities as available-for-sale or held-to-maturity. Currently all securities are classified as available-for-sale. Securities classified as available-for-sale may be sold to implement the Company's asset/liability management strategies and in response to changes in interest rates, prepayment rates and similar factors.

Deposits. Total deposits decreased by $51.1 million from $1.5 billion at December  31, 2022 to $1.4 billion at March 31, 2023. The decrease in deposits includes decreases of $24.8 million in demand deposits, $16.3 million in money market accounts, $9.8 million in savings accounts and $176,000 in time accounts. We attribute much of the decrease to the current interest rate environment as we have seen some deposits leave for higher rates and some customers reluctant to borrow to fund operating expense and instead have drawn down their excess deposit balances.

The following table shows the distribution of deposits by type at March 31, 2023 and December 31, 2022.

		Percent of		Percent of
		Deposits in Each		Deposits in Each
	Balance at End	Category to	Balance at End	Category to
(dollars in thousands)	of Period	Total Deposits	of Period	Total Deposits
	03/31/2023	03/31/2023	12/31/2022	12/31/2022
Non-interest bearing	$741,754	52.7%	$766,549	52.6%
Money Market	221,676	15.8%	237,924	16.3%
Savings	394,305	28.0%	404,150	27.7%
Time	49,010	3.5%	49,186	3.4%
Total Deposits	$1,406,745	100%	$1,457,809	100%

Deposits represent the Bank's primary source of funds. Deposits are primarily core deposits in that they are demand, savings and time deposits generated from local businesses and individuals. These sources are considered to be relatively stable, long-term relationships thereby enhancing steady growth of the deposit base without major fluctuations in overall deposit balances. The Company experiences, to a small degree, some seasonality with the slower growth period between November through April, and the higher growth period from May through October. To assist in meeting any funding demands, the Company maintains several borrowing agreements as described below. There were no brokered deposits at March 31, 2023 or December 31, 2022.

Repurchase Agreements. The Bank offers a repurchase agreement product for its larger customers which use securities sold under agreements to repurchase as an alternative to interest-bearing deposits. Securities sold under agreements to repurchase totaling $16.9 million and $18.6 million at March 31, 2023 and December 31, 2022, respectively are secured by U.S. Government agency securities with a carrying amount of $29.0 million and $29.6 million at March 31, 2023 and December 31, 2022, respectively. Interest paid on this product is similar to, but less than, that which is paid on the Bank’s money market accounts; however, these are not deposits and are not FDIC insured.

Short-term Borrowing Arrangements. The Company is a member of the Federal Home Loan Bank of San Francisco (FHLB) and can borrow up to $240 million from the FHLB secured by commercial and residential mortgage loans with carrying values totaling $397 million. The Company is required to hold FHLB stock as a condition of membership. At March 31, 2023  the Company held $5.0 million of FHLB stock which is recorded as a component of other assets. Based on this level of stock holdings the Company can borrow up to $183.8 million. To borrow the full $240 million in available credit the Company would need to purchase $1.5 million in additional FHLB stock.

The Company is also eligible to participate in the Bank Term Lending Program. The Federal Reserve Board, on March 12, 2023, announced the creation of a new Bank Term Funding Program (BTFP). The BTFP offers loans of up to one year in length to banks, savings associations, credit unions, and other eligible depository institutions pledging U.S. Treasuries, agency debt and mortgage-backed securities, and other qualifying assets as collateral. These assets will be valued at par.  In April, 2023 the Company pledged as collateral under the BTFP securities with a par value of $96 million.

In addition to its FHLB borrowing line and the BTFP, the Company has unsecured short-term borrowing agreements with two of its correspondent banks in the amounts of $50 million and $20 million. There were no outstanding borrowings to the FHLB, FRB or the correspondent banks at March 31, 2023 and March 31, 2022

Note Payable.  During 2021 and until January 25, 2022, the Company maintained a $15 million line of credit facility with one of its correspondent banks (the "Note").  Interest on the Note was payable at the "Prime Rate".  There were no borrowings on the Note.

On January 25, 2022 the Company replaced this facility with a $15 million Loan Agreement (the “Loan Agreement”) and Promissory Note (the “Term Note”). The Term Note matures on January 25, 2035 and can be prepaid at any time.  During the initial three years of the Loan Agreement the Term Note functions as an interest only revolving line of credit.  Beginning on year four the Term Note converts into a term loan requiring semi-annual principal and interest payments and no further advances can be made. The proceeds of this lending facility shall be used by the Company for general corporation purposes, and to provide capital injections into the Bank. The Term Note bears interest at a fixed rate of 3.85% for the first 5 years and then at a floating interest rate linked to WSJ Prime Rate for the remaining eight-year term. The Loan Agreement provides for a $187,500 loan fee. The Note is secured by the common stock of the Bank. The Loan Agreement contains certain financial and non-financial covenants, which include, but are not limited to, a minimum leverage ratio at the Bank, a minimum total risk-based capital ratio at the Bank, a maximum Texas Ratio at the Bank, a minimum level of Tier 1 capital at the Bank  and a return on average assets needed to generate a 1.25X debt service coverage ratio. The Loan Agreement also contains customary events of default, including, but not limited to, failure to pay principal or interest, the commencement of certain bankruptcy proceedings, and certain adverse regulatory events affecting the Company or the Bank. Upon the occurrence of an event of default under the Loan Agreement, the Company’s obligations under the Loan Agreement may be accelerated. The Company was in compliance with all covenants related to the Term Note at March 31, 2022. In March 2023 the Company borrowed $10 million on this note and used the proceeds to redeem it Trust Preferred securities as described below.

Junior Subordinated Deferrable Interest Debentures/ Trust Preferred Securities. On February 9, 2023, Plumas Bancorp submitted redemption notices to redeem $6,000,000 of trust preferred securities of Plumas Statutory Trust I (“Trust I”) and $4,000,000 of trust preferred securities of Plumas Statutory Trust II (“Trust II”). The trust preferred securities are being redeemed, along with an aggregate of $310,000 in common securities issued by the trusts and held by the Company and 100% of the Company’s junior subordinated debentures due 2032 held by Trust I and 100% of the Company’s junior subordinated debentures due 2035 held by Trust II underlying the trust preferred securities.

The trust preferred securities of Plumas Statutory Trust II were redeemed on March 15, 2023 and the trust preferred securities of Plumas Statutory Trust I were redeemed on March 27, 2023. The redemption prices for the junior subordinated debentures was equal to 100% of the respective principal amounts, which total $10,000,000, plus accrued interest up to the redemption date. The proceeds from the redemption of the junior subordinated debentures were simultaneously applied to redeem all of the outstanding common securities and the outstanding trust preferred securities at a price of 100% of the aggregate principal amount of the trust preferred securities plus accumulated but unpaid distributions up to the redemption date. Funding for the redemption was provided from borrowings on our Term Note as described above.

Interest expense recognized by the Company for the three months ended March 31, 2023 and 2022 related to the subordinated debentures was $141,000 and $88,000, respectively.

Interest Rate Swaps

From time to time, we may use interest rate swaps or other instruments to manage our interest rate exposure and reduce the impact of future interest rate changes.  These financial instruments are not used for trading or speculative purposes.  On May 26, 2020 we entered into two separate interest rate swap agreements, effectively converting our  $10 million in Subordinated Debentures to fixed obligations. During the current quarter we terminated these swaps recording a $1.7 million gain on termination.

Capital Resources

Shareholders’ equity increased by $9.8 million from $119.0 million at December 31, 2022 to $128.8 million at March 31, 2023. The $9.8 million increase was related to net income during the three months ended March 31, 2023 of $7.6 million, a decline in accumulated other comprehensive loss of $4.0 million and stock option activity of $236,000 partially offset by shareholder dividends of $1.5 million and $554 thousand related to the cumulative change from adoption of ASU 2016-13.

It is the policy of the Company to periodically distribute excess retained earnings to the shareholders through the payment of cash dividends. Such dividends help promote shareholder value and capital adequacy by enhancing the marketability of the Company’s stock. All authority to provide a return to the shareholders in the form of a cash or stock dividend or split rests with the Board of Directors. The Board will periodically, but on no regular schedule, review the appropriateness of a cash dividend payment. Banking regulations limit the amount of dividends that may be paid without prior approval of regulatory agencies. The Company is subject to various restrictions on the payment of dividends.  The Company paid a quarterly cash dividend of $0.25 per share on February 15, 2023 and a quarterly cash dividend of $0.16 per share on February 15, 2022, May 16, 2022, August 15, 2022, and November 15, 2022, and a quarterly cash dividend of 14 cents per share on February 15, 2021, May 17, 2021, August 16, 2021, and November 15, 2021.

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

In July, 2013, the federal bank regulatory agencies adopted rules implementing the Basel Committee on Banking Supervision’s capital guidelines for U.S. depository organizations, sometimes called “Basel III,” that increased the minimum regulatory capital requirements for bank holding companies and depository institutions and implemented strict eligibility criteria for regulatory capital instruments. The Basel III capital rules include a minimum common equity Tier 1 ratio of 4.5%, a Tier 1 capital ratio of 6.0%, a total risk-based capital ratio of 8.0%, and a minimum leverage ratio of 4.0% (calculated as Tier 1 capital to average consolidated assets). The minimum capital levels required to be considered “well capitalized” include a common equity Tier 1 ratio of 6.5%, a Tier 1 risk-based capital ratio of 8.0%, a total risk-based capital ratio of 10.0%  and a leverage ratio of 5.0%.  In addition, the Basel III capital rules require that banking organizations maintain a capital conservation buffer of 2.5% above the minimum capital requirements in order to avoid restrictions on their ability to pay dividends, repurchase stock or pay discretionary bonuses. Including the capital conservation buffer of 2.5%, the Basel III capital rules require the following minimum ratios for a bank holding company or bank to be considered well capitalized: a common equity Tier 1 capital ratio of 7.0%; a Tier 1 capital ratio of 8.5%, and a total capital ratio of 10.5%. At March 31, 2023 and  December 31, 2022, the Bank’s capital ratios exceeded the thresholds necessary to be considered “well capitalized” under the Basel III framework.

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

The following table sets forth the Bank's actual capital amounts and ratios (dollar amounts in thousands):

			Minimum Amount of Capital Required
					To be Well-Capitalized
			For Capital		Under Prompt
	Actual		Adequacy Purposes (1)		Corrective Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
March 31, 2023
Common Equity Tier 1 Ratio	$162,134	14.8%	$49,178	4.5%	$71,035	6.5%
Tier 1 Leverage Ratio	162,134	9.8%	65,855	4.0%	82,318	5.0%
Tier 1 Risk-Based Capital Ratio	162,134	14.8%	65,571	6.0%	87,428	8.0%
Total Risk-Based Capital Ratio	175,337	16.0%	87,428	8.0%	109,285	10.0%

December 31, 2022
Common Equity Tier 1 Ratio	$157,361	14.7%	$48,218	4.5%	$69,648	6.5%
Tier 1 Leverage Ratio	157,361	9.2%	68,078	4.0%	85,098	5.0%
Tier 1 Risk-Based Capital Ratio	157,361	14.7%	64,291	6.0%	85,721	8.0%
Total Risk-Based Capital Ratio	168,419	15.7%	85,721	8.0%	107,151	10.0%

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

Off-Balance Sheet Arrangements

Loan Commitments. In the normal course of business, there are various commitments outstanding to extend credits that are not reflected in the financial statements. Commitments to extend credit and letters of credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Annual review of commercial credit lines, letters of credit and ongoing monitoring of outstanding balances reduces the risk of loss associated with these commitments. As of March 31, 2023, the Company had $194.3 million in unfunded loan commitments and $108,000 in letters of credit. This compares to $178.7 million in unfunded loan commitments and no letters of credit at December 31, 2022. Of the $194.3 million in unfunded loan commitments, $131.3 million and $63.0 million represented commitments to commercial and consumer customers, respectively. Of the total unfunded commitments at March 31, 2023, $122.1 million were secured by real estate, of which $68.6 million was secured by commercial real estate and $53.5 million was secured by residential real estate mostly in the form of equity lines of credit. The commercial loan commitments not secured by real estate primarily represent business lines of credit, while the consumer loan commitments not secured by real estate primarily represent revolving credit card lines and overdraft protection lines. Since some of the commitments are expected to expire without being drawn upon the total commitment amounts do not necessarily represent future cash requirements.

Operating Leases. The Company leases three depository branches, one of which is a land lease on which we own the building, three lending offices, three administrative offices and two non-branch automated teller machine locations.  The expiration dates of the leases vary, with the first such lease expiring during 2024 and the last such lease expiring during 2044. Including variable lease expense, total rent expense was $169,000 and $154,000 during the three months ended March 31, 2023 and 2022, respectively.

Liquidity

The Company manages its liquidity to provide the ability to generate funds to support asset growth, meet deposit withdrawals (both anticipated and unanticipated), fund customers' borrowing needs and satisfy maturity of short-term borrowings. The Company’s liquidity needs are managed using assets or liabilities, or both. On the asset side, in addition to cash and due from banks, the Company maintains an investment portfolio which includes unpledged U.S. Government-sponsored agency securities that are classified as available-for-sale. On the liability side, liquidity needs are managed by offering competitive offering rates on deposit products and the use of established lines of credit.

The Company is a member of the FHLB and can borrow up to $240 million from the FHLB secured by commercial and residential mortgage loans with carrying values totaling $397 million. The Company is also eligible to participate in the Bank Term Lending Program. The Company has pledged as collateral under the BTFP securities with a par value of $96 million.  In addition to its FHLB borrowing line and the BTFP, the Company has unsecured short-term borrowing agreements with two of its correspondent banks in the amounts of $50 million and $20 million. There were no outstanding borrowings to the FHLB, FRB or the correspondent banks at March 31, 2023, and March 31, 2022.

Customer deposits are the Company’s primary source of funds. Total deposits decreased by $51.1 million from $1.5 billion at December 31, 2022, to $1.4 billion at March 31, 2023.  Deposits are held in various forms with varying maturities. The Company’s securities portfolio, Federal funds sold, FHLB advances, and cash and due from banks serve as the primary sources of liquidity, providing adequate funding for loans during periods of high loan demand. During periods of decreased lending, funds obtained from the maturing or sale of investments, loan payments, and new deposits are invested in short-term earning assets, such as cash held at the FRB, Federal funds sold and investment securities, to serve as a source of funding for future loan growth. Management believes that the Company’s available sources of funds, including borrowings, will provide adequate liquidity for its operations in the foreseeable future.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

The Company’s management, including the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of March 31, 2023.  The Company’s disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the U.S. Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.  Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2023.

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended March 31, 2023 that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

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

Item 1A RISK FACTORS

In addition to the other information set forth in this Form 10-Q you should carefully consider the risk factors that appeared under Item 1A, “Risk Factors” in the Company’s 2022 Annual Report. There are no material changes from the risk factors included within the Company’s 2022 Annual Report.

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

4	Specimen form of certificate for Plumas Bancorp included as Exhibit 4 to the Registrant’s Form S-4, File No. 333-84534, which is incorporated by reference herein.

4.1	Description of Securities of Plumas Bancorp Registered Under Section 12 of the Exchange Act, is included as Exhibit 4.1 to the Registrant's 10-K for December 31, 2019, which is incorporated by this reference herein.

31.1*	Rule 13a-14(a) [Section 302] Certification of Principal Financial Officer dated May 3, 2023.

31.2*	Rule 13a-14(a) [Section 302] Certification of Principal Executive Officer dated May 3, 2023.

32.1*	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 dated May 3, 2023.

32.2*	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 dated May 3, 2023.

101.INS*	Inline XBRL Instance Document (the Instance Document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PLUMAS BANCORP
(Registrant)
Date: May 3, 2023
/s/ Richard L. Belstock
Richard L. Belstock
Chief Financial Officer

/s/ Andrew J. Ryback
Andrew J. Ryback
Director, President and Chief Executive Officer